Form 10-Q
period 1999-06-30
LENNOX INTERNATIONAL INC
filed 1999-08-17
CIK 1069202

--------------------------------------------------------------------------------
                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q
--------------------------------------------------------------------------------

(MARK ONE)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
                          PERIOD ENDED JUNE 30, 1999 OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                        Commission file number 001-15149

                            LENNOX INTERNATIONAL INC.
             (Exact name of registrant as specified in its charter)


                       DELAWARE                                                        42-0991521
           ---------------------------------                                       -------------------
             (State or other jurisdiction                                           (I.R.S. Employer
           of incorporation or organization)                                       Identification No.)

                              2140 LAKE PARK BLVD.
                                RICHARDSON, TEXAS
                                      75080
                    ----------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (972) 497-5000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                  YES [ ]   NO [X*]

* The registrant became subject to the reporting requirements of Section 13 on July 28, 1999.

As of August 10, 1999, the number of shares outstanding of the registrant's common stock, par value $.01 per share, was 44,896,165.

                            LENNOX INTERNATIONAL INC.


                                      INDEX

                                                                                                              Page No.
                                                                                                              --------
Part I.  Financial Information

         Item 1.  Financial Statements

                  Consolidated Balance Sheets - June 30, 1999 (Unaudited)
                  and December 31, 1998                                                                           3

                  Consolidated Statements of Income (Unaudited) - Three Months
                  and Six Months Ended June 30, 1999 and 1998                                                     4

                  Consolidated Statements of Cash Flows (Unaudited) - Six Months
                  Ended June 30, 1999 and 1998                                                                    5

                  Notes to Consolidated Financial Statements (Unaudited)                                          6

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                                      10

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                     18

Part II. Other Information

         Item 2.  Changes in Securities and Use of Proceeds                                                      20

         Item 6.  Exhibits and Reports on Form 8-K                                                               21

                           PART I -- FINANCIAL INFORMATION
 ITEM 1.  FINANCIAL STATEMENTS.

                   LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    As of June 30, 1999 and December 31, 1998
                        (In thousands, except share data)


                                                 ASSETS
                                                                          June 30,        December 31,
                                                                            1999             1998
                                                                         -----------      -----------
                                                                         (unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                             $    34,381      $    28,389
   Accounts and notes receivable, net                                        457,514          318,858
   Inventories                                                               341,274          274,679
   Deferred income taxes                                                      38,529           37,426
   Other assets                                                               39,096           36,183
                                                                         -----------      -----------
         Total current assets                                                910,794          695,535
INVESTMENTS IN JOINT VENTURES                                                  9,823           17,261
PROPERTY, PLANT AND EQUIPMENT, net                                           294,317          255,125
GOODWILL, net                                                                248,497          155,290
OTHER ASSETS                                                                  41,006           29,741
                                                                         -----------      -----------
         TOTAL ASSETS                                                    $ 1,504,437      $ 1,152,952
                                                                         ===========      ===========

                                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Short-term debt                                                       $   245,168      $    56,070
   Current maturities of long-term debt                                       25,640           18,778
   Accounts payable                                                          187,048          149,824
   Accrued expenses                                                          204,180          207,040
   Income taxes payable                                                        9,146              534
                                                                         -----------      -----------
         Total current liabilities                                           671,182          432,246
LONG-TERM DEBT                                                               305,470          242,593
DEFERRED INCOME TAXES                                                          9,579           11,628
POSTRETIREMENT BENEFITS, OTHER THAN PENSIONS                                  16,669           16,511
OTHER LIABILITIES                                                             66,332           60,845
                                                                         -----------      -----------
         Total liabilities                                                 1,069,232          763,823
MINORITY INTEREST                                                             12,824           12,689
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 25,000,000 shares authorized,
      no shares issued or outstanding                                           --               --
   Common stock, $.01 par value, 200,000,000 shares authorized,
      36,572,250 shares and 35,546,940 shares issued and outstanding
      for 1999 and 1998, respectively                                            366              355
   Additional paid-in capital                                                 57,242           32,889
   Retained earnings                                                         374,945          350,851
   Currency translation adjustments                                          (10,172)          (7,655)
                                                                         -----------      -----------
         Total stockholders' equity                                          422,381          376,440
                                                                         -----------      -----------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 1,504,437      $ 1,152,952
                                                                         ===========      ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
        For the Three Months and Six Months Ended June 30, 1999 and 1998
                (Unaudited, in thousands, except per share data)


                                                       For the                           For the
                                                  Three Months Ended                 Six Months Ended
                                                       June 30,                          June 30,
                                             ----------------------------      ----------------------------
                                                1999             1998             1999             1998
                                             -----------      -----------      -----------      -----------
NET SALES                                    $   591,841      $   455,984      $ 1,080,900      $   835,630
COST OF GOODS SOLD                               405,519          308,999          743,000          570,801
                                             -----------      -----------      -----------      -----------
         Gross Profit                            186,322          146,985          337,900          264,829
OPERATING EXPENSES:
     Selling, general and administrative         138,526          108,363          267,794          205,618
     Other operating expenses, net                   890            4,679            3,408            7,291
                                             -----------      -----------      -----------      -----------
         Income from operations                   46,906           33,943           66,698           51,920
INTEREST EXPENSE, net                              8,542            3,846           15,100            6,466
OTHER                                               (570)             302             (781)             532
MINORITY INTEREST                                   (104)            (286)            (620)            (788)
                                             -----------      -----------      -----------      -----------
         Income before income taxes               39,038           30,081           52,999           45,710
PROVISION FOR INCOME TAXES                        15,467           13,013           22,798           20,336
                                             -----------      -----------      -----------      -----------
         Net income                          $    23,571      $    17,068      $    30,201      $    25,374
                                             ===========      ===========      ===========      ===========

EARNINGS PER SHARE:
     Basic                                   $      0.65      $      0.49      $      0.84      $      0.73
     Diluted                                 $      0.64      $      0.48      $      0.82      $      0.72


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Six Months Ended June 30, 1999 and 1998
                           (Unaudited, in thousands)


                                                                                                   For the
                                                                                               Six Months Ended
                                                                                                   June 30,
                                                                                           ------------------------
                                                                                             1999           1998
                                                                                           ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                             $  30,201      $  25,374
        Adjustments to reconcile net income to net cash used in operating activities -
         Minority interest                                                                      (620)          (788)
         Joint venture losses                                                                  1,845          1,877
         Depreciation and amortization                                                        26,877         19,502
         Loss on disposal of equipment                                                           642             44
         Other                                                                                  (364)         4,493
        Changes in assets and liabilities, net of, effects of, acquisitions -
         Accounts and notes receivable                                                       (98,772)       (66,933)
         Inventories                                                                         (28,069)       (56,558)
         Other current assets                                                                  1,875           (857)
         Accounts payable                                                                     16,766         46,579
         Accrued expenses                                                                     (8,263)       (33,611)
         Deferred income taxes                                                                  (950)          (829)
         Income taxes payable and receivable                                                  14,553         13,892
         Long-term warranty, deferred income and other liabilities                            (4,827)       (16,638)
                                                                                           ---------      ---------
             Net cash used in operating activities                                           (49,106)       (64,453)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from the disposal of property, plant and equipment                                  393             52
    Purchases of property, plant and equipment                                               (37,887)       (21,110)
    Acquisitions, net of cash acquired                                                      (128,284)        (1,357)
                                                                                           ---------      ---------
             Net cash used in investing activities                                          (165,778)       (22,415)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Short-term borrowings                                                                    187,957          7,410
    Repayments of long-term debt                                                              (2,170)        (4,197)
    Long-term borrowings                                                                      41,524         75,000
    Sales of common stock                                                                        688          3,751
    Repurchases of common stock                                                                 (152)        (3,201)
    Cash dividends paid                                                                       (6,107)        (5,136)
                                                                                           ---------      ---------
             Net cash provided by financing activities                                       221,740         73,627

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                               6,856        (13,241)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS                                           (864)          (549)
                                                                                           ---------      ---------
CASH AND CASH EQUIVALENTS, beginning of period                                                28,389        147,802
                                                                                           ---------      ---------
CASH AND CASH EQUIVALENTS, end of period                                                   $  34,381      $ 134,012
                                                                                           =========      =========

Supplementary disclosures of cash flow information: Cash paid during the period for:
        Interest                                                                           $  14,902      $   9,266
                                                                                           =========      =========
        Income taxes                                                                       $  10,878      $   5,262
                                                                                           =========      =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            LENNOX INTERNATIONAL INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1.  BASIS OF PRESENTATION AND OTHER ACCOUNTING INFORMATION

    The accompanying unaudited consolidated balance sheet as of June 30, 1999, and the consolidated statements of income for the three months and six months ended June 30, 1999 and 1998, and the statements of cash flows for the six months ended June 30, 1999 and 1998 should be read in conjunction with Lennox International Inc.'s (the "Company") consolidated financial statements and the accompanying footnotes as of December 31, 1998 and 1997 and for each of the three years in the period ended December 31, 1998. In the opinion of management, the accompanying consolidated financial statements contain all material adjustments, consisting principally of normal recurring adjustments, necessary for a fair presentation of the Company's financial position, results of operations, and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to applicable rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. The operating results for the interim periods are not necessarily indicative of the results to be expected for a full year.

    The Company's fiscal year ends on December 31 of each year, and the Company's quarters are each comprised of 13 weeks. For convenience, throughout these financial statements, the 13 weeks comprising each three month period are denoted by the last day of the respective calendar quarter.

2.  PRODUCT INSPECTION CHARGE

    During 1997, the Company recorded a pre-tax charge of $140 million to provide for projected expenses of the product inspection program related to its Pulse furnace. The Company offered the owners of all Pulse furnaces installed between 1982 and 1990 a subsidized inspection and a free carbon monoxide detector. The inspection included a severe pressure test to determine the serviceability of the heat exchanger. If the heat exchanger did not pass the test, the Company either replaced the heat exchanger or offered a new furnace and subsidized the labor costs for installation. The cost required for the program was a function of the number of furnaces located, the percentage of those located that did not pass the pressure test, and the replacement option chosen by the homeowner.

    The inspection program ended in June 1999, with a current liability remaining of $2 million, which the Company estimates will be adequate to cover any estimated remaining costs associated with the program.

3. REPORTABLE BUSINESS SEGMENTS

    As of December 31, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 131, which requires disclosure of business segment data in accordance with the "management approach." The management approach is based on the way segments are organized within the Company for making operating decisions and assessing performance. The Company's business operations are organized within the following four reportable business segments as follows (in thousands):

                                         FOR THE                       FOR THE
                                    THREE MONTHS ENDED             SIX MONTHS ENDED
                                         JUNE 30,                      JUNE 30,
                                -------------------------     -------------------------
NET SALES                          1999           1998           1999           1998
---------                       ----------     ----------     ----------     ----------
North American residential      $  338,379     $  259,811     $  623,303     $  463,457
Commercial air conditioning        117,595         92,045        210,063        173,845
Commercial refrigeration            82,577         61,109        144,175        109,009
Heat transfer (1)                   53,290         43,019        103,359         89,319
                                ----------     ----------     ----------     ----------
                                $  591,841     $  455,984     $1,080,900     $  835,630
                                ==========     ==========     ==========     ==========

(1) In addition to the sales described above, the Heat Transfer segment had affiliate intersegment sales of $5,387 and $7,757 for the three months ended June 30, 1999 and 1998, respectively, and $11,974 and $14,419 for the six months ended June 30, 1999 and 1998, respectively.

                                       FOR THE                     FOR THE
                                  THREE MONTHS ENDED           SIX MONTHS ENDED
                                       JUNE 30,                    JUNE 30,
                                ----------------------      ----------------------
INCOME (LOSS) FROM OPERATIONS     1999          1998          1999          1998
-----------------------------   --------      --------      --------      --------
North American residential      $ 40,062      $ 38,595      $ 64,651      $ 59,495
Commercial air conditioning        3,081        (1,690)        1,147        (5,090)
Commercial refrigeration           6,864         3,828         9,170         7,928
Heat transfer                      4,218         3,497         7,457         6,897
Corporate and other               (7,319)      (10,287)      (15,727)      (17,310)
                                --------      --------      --------      --------
                                $ 46,906      $ 33,943      $ 66,698      $ 51,920
                                ========      ========      ========      ========


                              AS OF JUNE 30,   AS OF DECEMBER 31,
IDENTIFIABLE ASSETS                1999               1998
-------------------           --------------   ------------------
North American residential      $  665,226         $  528,660
Commercial air conditioning        267,935            198,982
Commercial refrigeration           267,827            194,601
Heat transfer                      160,341             88,633
Corporate and other                148,313            142,076
                                ----------         ----------
                                $1,509,642         $1,152,952
                                ==========         ==========


4. INVENTORIES:

   Components of inventories are as follows (in thousands):

                                  AS OF JUNE 30,     AS OF DECEMBER 31,
                                       1999                 1998
                                  --------------     ------------------
Finished goods                       $223,221             $177,490
Repair parts                           32,555               31,674
Work in process                        26,927               15,574
Raw materials                         107,051              102,876
                                     --------             --------
                                      389,754              327,614
Reduction for last-in, first-out       48,480               52,935
                                     --------             --------
                                     $341,274             $274,679
                                     ========             ========


5.  LINES OF CREDIT AND SHORT-TERM DEBT:

    The Company has bank lines of credit and short-term loans aggregating $307 million, of which $245 million was outstanding at June 30, 1999 with a weighted average interest rate of 5.1%. The unsecured note agreements and lines of credit provide for restrictions with respect to additional borrowings and maintenance of capital. (See "Subsequent Events" for further information on short-term loans.)

6.  EARNINGS PER SHARE:

    Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net income by the sum of the weighted average number of shares and the number of equivalent shares assumed outstanding, if dilutive, under the Company's stock-based compensation plans. Diluted earnings per share are computed as follows (in thousands, except per share amounts):

                                                   FOR THE                 FOR THE
                                             THREE MONTHS ENDED       SIX MONTHS ENDED
                                                   JUNE 30,                JUNE 30,
                                              1999        1998        1999        1998
                                             -------     -------     -------     -------
Net income                                   $23,571     $17,068     $30,201     $25,374
                                             =======     =======     =======     =======

Weighted average shares outstanding           36,036      34,749      35,805      34,617
Effect of assumed exercise of options            924         726         891         693
                                             -------     -------     -------     -------
     Weighted average shares outstanding,
        as adjusted                           36,960      35,475      36,696      35,310
                                             =======     =======     =======     =======
Diluted earnings per share                   $  0.64     $  0.48     $  0.82     $  0.72
                                             =======     =======     =======     =======


7.  INVESTMENTS IN SUBSIDIARIES

    LIVERNOIS

    In May 1999, the Company acquired Livernois Engineering Holding Company, its operating subsidiary and its licensed patents for $18.9 million. Livernois produces heat transfer manufacturing equipment for the HVACR and automotive industries. The purchase price, consisting of cash of $13.2 million and $5.7 million in shares of the Company's stock (304,953 shares), has been allocated, based on fair value, to assets totaling $16.0 million and to liabilities totaling $3.0 million, with $5.9 million being allocated to goodwill. This goodwill is being amortized over 40 years. The acquisition was accounted for in accordance with the purchase method of accounting. The results of the operations of Livernois have been fully consolidated with those of the Company since the date of acquisition.

    DEALERS

    In September 1998, the Company initiated a program to acquire high quality heating and air conditioning dealers in metropolitan areas in the United States and Canada to market "Lennox" and other brands of heating and air conditioning products. During the first six months of 1999, the Company acquired 32 additional dealers (the "Dealers") in Canada and the United States. The aggregate purchase price for the Dealers acquired was $49.0 million, all by cash. These acquisitions were accounted for in accordance with the purchase method of accounting. The purchase price of each Dealer has been allocated, based on fair values, to assets totaling $23.4 million and to liabilities totaling $14.1 million with $39.7 million being allocated to goodwill, which is being amortized over 40 years. The results of the operations of the Dealers have been fully consolidated with those of the Company since the dates of acquisition.

    KIRBY

    In June 1999 the Company acquired the outstanding stock of James N. Kirby Pty. Ltd., an Australian manufacturer and distributor of refrigeration and heat transfer technology. The purchase price of $65.4 million was paid in cash and in shares of the Company's stock (650,430 shares) in the amounts of $49.3 million and $16.1 million, respectively. The acquisition was accounted for in accordance with the purchase method of accounting, and accordingly, the purchase price was allocated, based on fair value, to assets totaling $76.0 million and to liabilities totaling $50.2 million, with $39.6 million being allocated to goodwill. In order to finance the cash portion of the purchase price, the Company borrowed approximately $49.3 million in the form of three promissory notes. The first promissory note of $16.1 million bears interest at 5.68% and is payable December 31, 1999 at which time permanent financing will be arranged. The second promissory note of $11.6 million is payable in June 2000 at no interest charge. The third promissory note of $21.6 million is payable $11.1 million in 2001 and $10.5 million in 2002. The stated interest rate on the third promissory note escalates from no interest in year one to 4% in year three. Accordingly, the Company recorded a discount on the third promissory note of $1.6 million, which is being amortized over three years, to record the promissory note at fair value. The goodwill is being amortized over 40 years. In conjunction with the acquisition, the Company assumed a $20.5 million promissory note bearing interest at 5.5% which is payable upon the arranging of permanent financing. The results of the operations of this acquired company have been fully consolidated with those of the Company since the date of acquisition.

    The following table presents the pro forma results as if the above companies and other companies acquired during 1999 had been acquired on January 1, 1998 (in thousands, except per share data):


                                                                   FOR THE                            FOR THE
                                                              THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                   JUNE 30,                           JUNE 30,
                                                        ------------------------------     -----------------------------
                                                            1999              1998             1999             1998
                                                        ------------      ------------     ------------     ------------
Net sales                                               $    624,265      $    503,434     $  1,160,906     $    961,834
Net income                                                    24,682            19,921           31,364           30,333
Basic earnings per share                                        0.68              0.57             0.88             0.88
Diluted earnings per share                                      0.67              0.56             0.85             0.86


8.  SUBSEQUENT EVENTS

    Between June 30, 1999 and July 31, 1999, the Company acquired 2 dealers in Canada for an aggregate purchase price of approximately $5.7 million in cash. The Company has also signed letters of intent to acquire 9 additional dealers in Canada and 22 dealers in the U.S. for an aggregate purchase price of approximately $110 million.

    The Company has entered into an agreement to purchase the remaining 30% interest in Ets. Brancher for 102.5 million French francs (approximately $17 million) on March 31, 2000.

    The Company has issued a letter of intent to purchase certain assets and assume certain related liabilities of the Ducane Company. The purchase price is expected to be approximately $45 million, and is expected to close in September 1999.

    On July 29, 1999 the Company entered into a new Revolving Credit Facility Agreement with a syndicate of banks providing a revolving credit line of up to $300 million. The facility contains certain financial covenants and bears interest, at the Company's option, at a rate equal to either (a) the greater of the bank's prime rate or the federal funds rate plus 0.5% or (b) the London Interbank Offered Rate plus a margin equal to 0.5% to 1.125%, depending upon our ratio of total funded debt to EBITDA. The agreement provides for restrictions on additional debt, maintenance of capital and limitations on interest expense.

    On August 3, 1999, the Company completed an initial public offering of its common stock in which 8,088,490 shares of common stock were issued at an offering price of $18.75 per share. The Company borrowed $67 million under the revolving credit agreement on August 3, 1999, using these proceeds and the proceeds from the initial public offering of approximately $140 million to retire all outstanding loans under the previous U.S. based revolving credit and short-term credit facilities.

     In July 1999, the Company declared a 33-for-1 common stock split. Accordingly, all information related to the number of shares of the Company's common stock and options has been adjusted to reflect the stock split.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    OVERVIEW

    We participate in four reportable business segments of the heating, ventilation, air conditioning and refrigeration ("HVACR") industry. The first segment is the North American residential market in which we manufacture and market a full line of heating, air conditioning and hearth products for the residential replacement and new construction markets in the U.S. and Canada. The North American residential segment also includes installation, maintenance and repair services performed by Lennox-owned dealers. The second segment is the global commercial air conditioning market in which we manufacture and sell rooftop products and applied systems for commercial applications. The third segment is the global commercial refrigeration market which consists of unit coolers, condensing units and other commercial refrigeration products. The fourth segment is the heat transfer market in which we design, manufacture and sell evaporator and condenser coils, copper tubing and related manufacturing equipment to original equipment manufacturers and other specialty purchasers on a global basis.

    We sell our products to numerous types of customers, including distributors, installing dealers, homeowners, national accounts and original equipment manufacturers. The demand for our products is cyclical and influenced by national and regional economic and demographic factors, such as interest rates, the availability of financing, regional population and employment trends and general economic conditions, especially consumer confidence. In addition to economic cycles, demand for our products is seasonal and dependent on the weather. Hotter than normal summers generate strong demand for replacement air conditioning and refrigeration products and colder than normal winters have the same effect on heating products. Conversely, cooler than normal summers and warmer than normal winters depress sales of HVACR products.

    The principal components of cost of goods sold are labor, raw materials, component costs, factory overhead and estimated costs of warranty expense. The principal raw materials used in our manufacturing processes are copper, aluminum and steel. In instances where we are unable to pass on to our customers increases in the costs of copper and aluminum, we enter into forward contracts for the purchase of such materials. We attempt to minimize the risk of price fluctuations in key components by entering into contracts, typically at the beginning of the year, which generally provide for fixed prices for our needs throughout the year. These hedging strategies enable us to establish product prices for the entire model year while minimizing the impact of price increases of components and raw materials on our margins. Warranty expense is estimated based on historical trends and other factors.

    In September 1997, we increased our ownership in Ets. Brancher from 50% to 70%. As a result, we assumed control of the venture and began consolidating the financial position and operating results of the venture in the fourth quarter of 1997. Previously, we used the equity method of accounting for our investment in this entity. In the fourth quarter of 1998, we restructured our ownership of our various European entities to allow for more efficient transfer of funds and to provide for tax optimization. Although our European operations contributed to revenue, they had an operating loss in 1997, 1998 and the first half of 1999, primarily due to the performance of the commercial air conditioning business. In the second half of 1998, we commenced and substantially completed the installation of a new management team for our European operations. We are in the process of bringing our manufacturing and operating expertise to the European businesses.

    We acquired Superior Fireplace Company, Marco Mfg., Inc. and Pyro Industries, Inc. in the third quarter of 1998 and Security Chimneys International, Ltd. in the first quarter of 1999 for an aggregate purchase price of approximately $120 million. These acquisitions give us one of the broadest lines of hearth products in the industry.

    We acquired James N. Kirby Pty. Ltd., an Australian company that participates in the commercial refrigeration and heat transfer markets in Australia, in June 1999 for approximately $65 million in cash, common stock and seller financing. In addition, we assumed approximately $28 million of Kirby's debt. Kirby had revenues of approximately $123 million for the twelve months ended June 30, 1999, $8.6 million of which was reflected in our net sales for the six months ended June 30, 1999.

    In September 1998, we initiated a program to acquire high quality heating and air conditioning dealers in metropolitan areas in the U.S. and Canada to market "Lennox" and other brands of heating and air conditioning products. This strategy will enable us to extend our distribution directly to the consumer and permit us to participate in the revenues and margins available at the retail level while strengthening and protecting our brand equity. We believe that the retail sales and service market represents a significant growth opportunity because this market is large and highly fragmented. The retail sales and service market in the U.S. is comprised of over 30,000 dealers. In addition, we believe that the heating and air conditioning service business is somewhat less seasonal than the business of manufacturing and selling heating and air conditioning products. As of July 2, 1999, we had acquired 50 dealers in Canada and two in the U.S. for an aggregate purchase price of approximately $74 million and had signed letters of intent to acquire nine additional Canadian dealers and 11 U.S. dealers for an aggregate purchase price of approximately $79 million. As we acquire more heating and air conditioning dealers, we expect that we will incur additional costs to expand our infrastructure to effectively manage these businesses.

    We have assigned a 40-year life to the goodwill acquired in the acquisitions of the hearth products companies and the dealers acquired to date. These companies and dealers are all profitable and all have been in business for extended periods of time. They all operate in established industries where the basic product technology has changed very little over time. In addition, all of these companies and dealers have strong brand names and market share in their respective industries or markets. Based upon these factors, we concluded that the anticipated future cash flows associated with the goodwill recognized in the acquisitions will continue for at least 40 years.

    Our fiscal year ends on December 31 of each year, and our fiscal quarters are each comprised of 13 weeks. For convenience, throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations, the 13 week periods comprising each fiscal quarter are denoted by the last day of the calendar quarter.

RESULTS OF OPERATIONS

    The following table sets forth, as a percentage of net sales, our statement of income data for the three months and six months ended June 30, 1999 and 1998.

                                                          THREE MONTHS             SIX MONTHS
                                                         ENDED JUNE 30,          ENDED JUNE 30,
                                                        -----------------       -----------------
                                                        1999        1998        1999        1998
                                                        -----       -----       -----       -----
Net sales .......................................       100.0%      100.0%      100.0%      100.0%
Cost of goods sold ..............................        68.5        67.8        68.7        68.3
                                                        -----       -----       -----       -----
     Gross profit ...............................        31.5        32.2        31.3        31.7
                                                        -----       -----       -----       -----
Selling, general and administrative expenses ....        23.4        23.8        24.8        24.6
Other operating expense, net ....................         0.2         1.0         0.3         0.9
                                                        -----       -----       -----       -----
     Income from operations .....................         7.9         7.4         6.2         6.2
Interest expense, net ...........................         1.4         0.8         1.4         0.8
Other ...........................................        (0.1)        0.1        (0.1)        0.0
Minority interest ...............................         0.0        (0.1)        0.0        (0.1)
                                                        -----       -----       -----       -----
     Income before income taxes .................         6.6         6.6         4.9         5.5
Provision for income taxes ......................         2.6         2.9         2.1         2.5
                                                        -----       -----       -----       -----
     Net income (loss) ..........................         4.0%        3.7%        2.8%        3.0%
                                                        =====       =====       =====       =====

The following table sets forth net sales by business segment and geographic market (dollars in millions):

                                            THREE MONTHS ENDED JUNE 30,                   SIX MONTHS ENDED JUNE 30,
                                     ----------------------------------------    ------------------------------------------
                                            1999                  1998                   1999                  1998
                                     ------------------    ------------------    --------------------    ------------------
                                      AMOUNT        %       AMOUNT        %        AMOUNT         %       AMOUNT        %
                                     --------     -----    --------     -----    ----------     -----    --------     -----
BUSINESS SEGMENT:
North American residential .....     $  338.4      57.2%   $  259.8      57.0%   $    623.3      57.7%   $  463.5      55.5%
Commercial air conditioning ....        117.6      19.9        92.1      20.2         210.1      19.4       173.8      20.8
Commercial refrigeration .......         82.5      13.9        61.1      13.4         144.2      13.3       109.0      13.0
Heat transfer ..................         53.3       9.0        43.0       9.4         103.3       9.6        89.3      10.7
                                     --------     -----    --------     -----    ----------     -----    --------     -----
         Total net sales .......     $  591.8     100.0%   $  456.0     100.0%   $  1,080.9     100.0%   $  835.6     100.0%
                                     ========     =====    ========     =====    ==========     =====    ========     =====
GEOGRAPHIC MARKET:
U.S. ...........................     $  442.7      74.8%   $  377.0      82.7%   $    825.8      76.4%   $  681.8      81.6%
International ..................        149.1      25.2        79.0      17.3         255.1      23.6       153.8      18.4
                                     --------      ----    --------      ----    ----------      ----    --------      ----
         Total net sales .......     $  591.8     100.0%   $  456.0     100.0%   $  1,080.9     100.0%   $  835.6     100.0%
                                     ========     =====    ========     =====    ==========     =====    ========     =====

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

    Net sales. Net sales increased $135.8 million, or 29.8%, to $591.8 million for the three months ended June 30, 1999 from $456.0 million for the three months ended June 30, 1998.

    Net sales related to the North American residential segment were $338.4 million during the three months ended June 30, 1999, an increase of $78.6 million, or 30.3%, from $259.8 million for the corresponding three months in 1998. Of the $78.6 million increase, $73.9 million was due to sales from the hearth products acquisitions, our Canadian dealers and acquired heating and air conditioning distributors. The remaining $4.7 million increase in North American residential net sales was primarily due to a 1.8% increase in sales of our existing business. Sales to dealers in the U.S. and Canada which we have acquired are no longer reflected as sales in our existing business and are instead reflected as sales due to acquisitions. If sales to these acquired dealers were included in sales of our existing business, sales of our existing business would have increased by 4.2%. Commercial air conditioning net sales increased $25.5 million, or 27.7%, to $117.6 million for the three months ended June 30, 1999 compared to the corresponding three months in 1998. Of this increase, $9.2 million was due to increased sales volumes in North America primarily due to the effectiveness of recently established commercial sales districts and $16.3 million was due to increased international sales, $3.8 million of which was due to acquisitions. Net sales related to the commercial refrigeration segment were $82.5 million during the three months ended June 30, 1999, an increase of $21.4 million, or 35.0%, from $61.1 million for the corresponding three months in 1998. Of this increase, $17.2 million was due to the international acquisitions of McQuay do Brasil, Lovelock Luke Pty. Limited and James N. Kirby Pty. Ltd. North American commercial refrigeration sales increased $2.9 million primarily due to strong sales volumes to our supermarket customers and increased activity with our large distributors, and sales in Europe increased $1.3 million as compared to the prior period. Heat transfer revenues increased $10.3 million, or 23.9%, to $53.3 million for the three months ended June 30, 1999 compared to the corresponding three months in 1998. Of this increase, $5.2 million was due to increased sales volumes in our existing North American business and $5.1 million was due to the acquisitions of James N. Kirby Pty. Ltd. and Livernois Engineering Holding Company.

    Domestic sales increased $65.7 million, or 17.4%, to $442.7 million for the second quarter of 1999 from $377.0 million for the second quarter of 1998. International sales increased $70.1 million, or 88.7%, to $149.1 million for the second quarter of 1999 from $79.0 million for the second quarter of 1998.

    Gross profit. Gross profit was $186.3 million for the three months ended June 30, 1999 as compared to $147.0 million for the three months ended June 30, 1998, an increase of $39.3 million. Gross profit margin was 31.5% for the three months ended June 30, 1999 and 32.2% for the three months ended June 30, 1998. The increase of $39.3 million in gross profit was primarily attributable to increased sales in the 1999 period as compared to 1998. The gross profit margins of our traditional businesses remain essentially unchanged from the second quarter of 1999 compared to the second quarter of 1998. The majority of the decrease in gross profit margin for the second quarter of 1999 is due to the acquisition of business with lower margins than our other businesses.

     Selling, general and administrative expenses. Selling, general and administrative expenses were $138.5 million for the three months ended June 30, 1999, an increase of $30.1 million, or 27.8%, from $108.4 million for the three months ended June 30, 1998. Selling, general and administrative expenses represented 23.4% and 23.8% of total net revenues for the first three months of 1999 and 1998, respectively. Of the $30.1 million increase, $22.3 million, or 74.1%, was related to increased infrastructure associated with acquisitions. The majority of the remaining $7.8 million increase was due to increases in selling, general and administrative expenses for the North American residential segment which was primarily comprised of increases in costs due to additions of personnel, increased information technology costs and increased sales and marketing expenses.

    Other operating expense, net. Other operating expense, net totaled $0.9 million for the three months ended June 30, 1999, a decrease of $3.8 million from $4.7 million for the corresponding three months in 1998. Other operating expense, net is comprised of (income) loss from joint ventures, amortization of goodwill and other intangibles, and miscellaneous items. In June 1998, we recorded a restructuring charge of $3.5 million for our European business.

    Income from operations. Income from operations was $46.9 million for the three months ended June 30, 1999 compared to $33.9 million for the three months ended June 30, 1998. Income from operations represented 7.9% and 7.4% of net sales for the three months ended June 30, 1999 and 1998, respectively.

    Domestic income from operations was $40.1 million during the three months ended June 30, 1999, an increase of 18.6% from $33.8 million during the corresponding period in 1998. International income from operations was $6.8 million during the 1999 period and $0.1 million during the 1998 period.

    Interest expense, net. Interest expense, net for the three months ended June 30, 1999 increased to $8.5 million from $3.8 million for the same period in 1998. The increase in interest expense was due to increased usage of our credit lines.

Short-term borrowing increased in the second quarter of 1999 as a result of acquisitions and increased working capital for seasonal needs.

    Other. Other expense (income) was $(0.6) million for the three months ended June 30, 1999 and $0.3 million for the three months ended June 30, 1998. Other expense is primarily comprised of currency exchange gains or losses. The majority of the improvement in other expense (income) was due to the strengthening of the Canadian dollar.

    Minority interest. Minority interest in subsidiaries' net losses of $(0.1) million for the three months ended June 30, 1999 and $(0.3) million for the three months ended June 30, 1998 represents the minority interest in Ets. Brancher and, for 1999, McQuay do Brasil.

    Provision for income taxes. The provision for income taxes was $15.5 million for the three months ended June 30, 1999 and $13.0 million for the three months ended June 30, 1998. The effective tax rate of 39.6% and 43.3% for the three months ended June 30, 1999 and 1998, respectively, differs from the statutory federal rate of 35.0% principally due to state and local taxes, non-deductible goodwill expenses and foreign operating losses for which no tax benefits have been recognized. Tax benefits will be recognized when our European operations are profitable.

    Net income. Net income was $23.6 million and $17.1 million for the three months ended June 30, 1999 and 1998, respectively. Net income represented 4.0% and 3.7% of net sales for the three months ended June 30, 1999 and 1998, respectively.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

    Net sales. Net sales increased $245.3 million, or 29.4%, to $1,080.9 million for the six months ended June 30, 1999 from $835.6 million for the six months ended June 30, 1998.

    Net sales related to the North American residential segment were $623.3 million during the six months ended June 30, 1999, an increase of $159.8 million, or 34.5%, from $463.5 million for the corresponding six months in 1998. Of the $159.8 million increase, $133.0 million was due to sales from the hearth products acquisitions, our Canadian dealers and acquired heating and air conditioning distributors. The remaining $26.8 million increase in North American residential net sales was primarily due to a 5.8% increase in sales of our existing businesses, almost all of which resulted from increased sales volumes, principally caused by two factors. First, the hot summer in 1998 depleted the inventory levels at our distributors and they increased their purchases in the first quarter of 1999 to refill their inventories. Second, our volume increased as a result of sales to new dealers, which were added as a result of programs to expand our dealer base. Sales to dealers in the U.S. and Canada which we have acquired are no longer reflected as sales in our existing business and are instead reflected as sales due to acquisitions. If sales to these acquired dealers were included in sales of our existing business, sales of our existing business would have increased by 7.8%.

    Commercial air conditioning net sales increased $36.3 million, or 20.9%, to $210.1 million for the six months ended June 30, 1999 compared to the corresponding six months in 1998. Of this increase, $18.9 million was due to increased sales volumes in North America primarily due to the effectiveness of recently established commercial sales districts and $17.4 million was due to increased international sales, $6.8 million of which was due to acquisitions. Net sales related to the commercial refrigeration segment were $144.2 million during the six months ended June 30, 1999, an increase of $35.2 million, or 32.3%, from $109.0 million for the corresponding six months in 1998. Of this increase, $31.9 million was due to the international acquisitions of McQuay do Brasil, Lovelock Luke Pty. Limited and James N. Kirby Pty. Ltd. North American commercial refrigeration sales increased $5.3 million primarily due to strong sales volumes to our supermarket customers and increased activity with our large distributors, while sales in Europe decreased $2.0 million as compared to the prior period principally due to reduced sales in Russia and Eastern Europe. Heat transfer revenues increased $14.0 million, or 15.7%, to $103.3 million for the six months ended June 30, 1999 compared to the corresponding six months in 1998. Of this increase, $8.9 million was due to increased sales volumes in our existing North American business and $5.1 million was due to the acquisitions of James N. Kirby Pty. Ltd. and Livernois Engineering Holding Company.

    Domestic sales increased $144.0 million, or 21.1%, to $825.8 million for the first six months of 1999 from $681.8 million for the first six months of 1998. International sales increased $101.3 million, or 65.9%, to $255.1 million for the first six months of 1999 from $153.8 million for the first six months of 1998.

    Gross profit. Gross profit was $337.9 million for the six months ended June 30, 1999 as compared to $264.8 million for the six months ended June 30, 1998, an increase of $73.1 million. Gross profit margin was 31.3% for the six months ended June 30, 1999 and 31.7% for the six months ended June 30, 1998. The increase of $73.1 million in gross profit was primarily attributable to increased sales in the 1999 period as compared to 1998. The gross profit margins of our traditional businesses remain essentially unchanged from the first half of 1999 compared to the first half of 1998. The majority of the decrease in gross profit margin for the first half of 1999 is due to the acquisition of business with lower margins than our other businesses.

     Selling, general and administrative expenses. Selling, general and administrative expenses were $267.8 million for the six months ended June 30, 1999, an increase of $62.2 million, or 30.2%, from $205.6 million for the six months ended June 30, 1998. Selling, general and administrative expenses represented 24.8% and 24.6% of total net revenues for the first six months of 1999 and 1998, respectively. Of the $62.2 million increase, $40.8 million, or 65.6%, was related to increased infrastructure associated with acquisitions. The majority of the remaining $21.4 million increase was due to increases in selling, general and administrative expenses for the North American residential segment which was primarily comprised of increases in costs due to additions of personnel, increased information technology costs and increased sales and marketing expenses.

    Other operating expense, net. Other operating expense, net totaled $3.4 million for the six months ended June 30, 1999, a decrease of $3.9 million from $7.3 million for the corresponding six months in 1998. Other operating expense, net is comprised of (income) loss from joint ventures, amortization of goodwill, and other intangibles and miscellaneous items. In June 1998, we recorded a restructuring charge of $3.5 million for our European business.

    Income from operations. Income from operations was $66.7 million for the six months ended June 30, 1999 compared to $51.9 million for the six months ended June 30, 1998. Income from operations represented 6.2% of net sales for both the six months ended June 30, 1999 and 1998.

    Domestic income from operations was $61.9 million during the six months ended June 30, 1999, an increase of 17.7% from $52.6 million during the corresponding period in 1998. International income (loss) from operations was $4.8 million during the 1999 period and $(0.7) million during the 1998 period.

    Interest expense, net. Interest expense, net for the six months ended June 30, 1999 increased to $15.1 million from $6.5 million for the same period in 1998. Of the $8.6 million increase in interest expense, $1.3 million was due to the incurrence of $75 million in additional long-term borrowings in April 1998 and $7.3 million was due to increased usage of our credit lines. Short-term borrowing increased in the first half of 1999 as a result of acquisitions, payments related to the Pulse inspection program and increased working capital for seasonal needs.

    Other. Other expense (income) was $(0.8) million for the six months ended June 30, 1999 and $0.5 million for the six months ended June 30, 1998. Other expense is primarily comprised of currency exchange gains or losses. The majority of the improvement in other expense (income) was due to the strengthening of the Canadian dollar.

    Minority interest. Minority interest in subsidiaries' net losses of $(0.6) million for the six months ended June 30, 1999 and (0.8) million for the six months ended June 30, 1998 represents the minority interest in Ets. Brancher and, for 1999, McQuay do Brasil.

    Provision for income taxes. The provision for income taxes was $22.8 million for the six months ended June 30, 1999 and $20.3 million for the six months ended June 30, 1998. The effective tax rate of 43.0% and 44.5% for the six months ended June 30, 1999 and 1998, respectively, differs from the statutory federal rate of 35.0% principally due to state and local taxes, non-deductible goodwill expenses and foreign operating losses for which no tax benefits have been recognized. Tax benefits will be recognized when our European operations are profitable.

    Net income. Net income was $30.2 million and $25.4 million for the six months ended June 30, 1999 and 1998, respectively. Net income represented 2.8% and 3.0% of net sales for the six months ended June 30, 1999 and 1998, respectively.

LIQUIDITY AND CAPITAL RESOURCES

    We have historically financed our operations and capital requirements from internally generated funds and, to a lesser extent, borrowings from external sources. Our capital requirements have related principally to acquisitions, the expansion of our production capacity and increased working capital needs that have accompanied sales growth.

     Net cash used in operating activities was $49.1 million for the six months ended June 30, 1999 compared to $64.5 million for the six months ended June 30, 1998. The decrease in cash used in operating activities is primarily due to an increase in net income and a decrease in payments related to the Pulse inspection program. Net cash used in investing activities totaled $165.8 million and $22.4 million for the six months ended June 30, 1999 and 1998, respectively. The greater use of cash for investing relates primarily to increased acquisition activity as we spent $128.3 million and $1.4 million for acquisitions in the six months ended June 30, 1999 and 1998, respectively. Net cash provided by financing activities was $221.7 million and $73.6 million for the six months ended June 30, 1999 and 1998, respectively. In the first half of 1999, we increased short-term borrowings by $188.0 million primarily to fund acquisitions and seasonal working capital needs. In 1998, we issued $75.0 million principal amount of notes and increased short term borrowings by $7.4 million. Due to the seasonality of the air conditioning and refrigeration businesses, we typically use cash in the first six months and generate cash during the latter half of the year. Our internally generated cash flow, along with borrowings under our revolving credit facility, have been sufficient to cover our working capital, capital expenditure and debt service requirements over the last three years.

     In the past, we have used a combination of internally generated funds, external borrowings and our stock to make acquisitions. We intend to acquire additional heating and air conditioning dealers in the U.S. and Canada. We plan to finance these acquisitions with a combination of cash, stock and debt. As of July 2, 1999, we had acquired 50 dealers in Canada and two in the U.S. for an aggregate purchase price of approximately $74 million and had signed letters of intent to acquire nine additional Canadian dealers and 11 U.S. dealers for an aggregate purchase price of approximately $79 million. On June 25, 1999, we filed a shelf registration statement for $100 million of our common stock to use in connection with acquisitions.

     On August 3, 1999, we completed the initial public offering of our common stock. We sold 8,088,490 shares of our common stock and certain selling stockholders sold 411,510 shares at an initial price to the public of $18.75 per share. We estimate that our net proceeds from the offering were $140.3 million, after deducting estimated expenses and underwriting discounts and commissions. The underwriters in our initial public offering have an option to purchase up to an additional 1,275,000 shares of common stock from Lennox solely to cover over-allotments that expires on August 27, 1999. If the underwriters exercise their over-allotment option in full we will receive an additional $22.3 million. All of the proceeds from the offering were used to repay a portion of the borrowings under our former revolving credit facility and a term credit facility which terminated upon completion of the offering.

     We have agreed to purchase on March 31, 2000 the remaining 30% interest in Ets. Brancher not owned by us for approximately $17 million. In June 1999, we acquired James N. Kirby Pty. Ltd. for approximately $65 million. In addition, we assumed approximately $28 million of Kirby's debt. The purchase price consisted of approximately $16 million in cash, $33 million in deferred payments and 650,430 shares of common stock. The $33 million in deferred payments will be made in installments of approximately $11 million per year over the next three years. If our common stock does not trade at a price greater than $29.09 per share for five consecutive days from the period from June 1999 to June 2000, then we are obligated to pay the former owners of Kirby the difference between the trading price for the last five days of this period and $29.09 for 577,500 of the shares of common stock.

     Our capital expenditures were $37.9 million for the six months ended June 30, 1999. We have budgeted approximately $42 million for capital expenditures for the remainder of 1999. These expenditures primarily relate to production equipment (including tooling), training facilities, leasehold improvements and information systems. The majority of these planned capital expenditures are discretionary. We plan to finance these capital expenditures using cash flow from operations and available borrowings under our revolving credit facility.

     At June 30, 1999, we had long-term debt obligations outstanding of $331.1 million. The majority of the long-term debt consists of six issues of notes with an aggregate principal amount of $240.6 million, interest rates ranging from 6.56% to 9.69% and maturities ranging from 2001 to 2008. The notes contain restrictive covenants, including financial maintenance covenants and covenants that place limitations on our ability to incur additional indebtedness, encumber our assets, sell our assets or pay dividends. The ratio of total funded debt to earnings before interest, taxes, depreciation and amortization, hereinafter referred to as "EBITDA," cannot exceed 3.0 based upon a rolling four quarter basis. The ratio of EBITDA less capital expenditures to interest expense should be greater than 3.0 based on a rolling four quarter basis. Our ability to incur debt is limited to 60.0% of our consolidated capitalization. As of June 30, 1999, our consolidated indebtedness as a percent of consolidated capitalization was 52.7% as defined in the note agreements. Generally, the aggregate sale of assets outside the ordinary course of business cannot exceed 15% of our consolidated assets during any fiscal year and all transfers after January 1, 1998 cannot exceed 30% of our consolidated assets. In addition, in order to pay dividends or make a sale of assets outside the ordinary course of business, we must be able to incur $1.00 of additional indebtedness. In addition, we are required to maintain a consolidated net worth equal to $261.0 million plus 15% of our consolidated quarterly net income beginning April 1, 1998. At June 30, 1999, the required consolidated net worth was $274.0 million and we had a consolidated net worth of $422.4 million. Upon a change of control, we must make an offer to repurchase the notes at a price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest. Our debt service requirements (including principal and interest payments) for our current outstanding long-term debt are approximately $39.3 million for all of 1999. As of December 31, 1998, we had approximate minimum commitments on all non-cancelable operating leases of $22 million and $19 million in 1999 and 2000, respectively.

    We have a $300 million revolving credit facility with a syndicate of banks led by Chase Bank of Texas, National Association, as administrative agent, Wachovia Bank, N.A., as syndication agent, and The Bank of Nova Scotia, as documentation agent. The credit facility has restrictive covenants and maintenance tests identical to those in the notes. Borrowings under this new credit facility bear interest, at our option, at a rate equal to either (a) the greater of the administrative agent's prime rate or the federal funds rate plus 0.5% or (b) the London Interbank Offered Rate plus a margin equal to 0.5% to 1.125%, depending upon our ratio of total funded debt to EBITDA. We pay a commitment fee equal to 0.15% to 0.30% of the unused commitment, depending upon the ratio of total funded debt to EBITDA. This credit facility has a term of five years.

     We are currently negotiating an agreement with The Prudential Insurance Company of America or its affiliates which, if entered into, will allow us to borrow up to $100 million in the form of senior notes from time to time within the first three years of the agreement. We expect that the minimum amount of notes that we could draw at any one time would be $10 million and that the maturity and interest rate would be selected from alternatives provided by Prudential at the time the notes are issued, up to a maximum maturity of 15 years. We expect that this agreement will have customary covenants and that they will be substantially similar to those contained in our outstanding series of notes.

     We believe that cash flow from operations, as well as available borrowings under our revolving credit facility, will be sufficient to fund our operations for the foreseeable future. We may pursue additional debt or equity financing in connection with acquisitions.

INFLATION

     Historically, inflation has not had a material effect on our results of operations.

YEAR 2000 COMPLIANCE

     The Year 2000 issue concerns the ability of information technology and non-information technology systems and processes to properly recognize and process date-sensitive information before, during and after December 31, 1999. We have a variety of computer software program applications, computer hardware equipment and other equipment with embedded electronic circuits, including applications used in our financial business systems, manufacturing processes and administrative functions, which are collectively referred to as the "systems". We expect that our systems will be ready for the Year 2000 transition.

     In order to identify and resolve Year 2000 issues affecting us, we established a Year 2000 compliance program. The Year 2000 compliance program is administered by a task force, consisting of members of senior management as well as personnel from our accounting, internal audit and legal departments, which has oversight of the information systems managers and other administrative personnel charged with implementing our Year 2000 compliance program. The task force has established a specific compliance team for Lennox Corporate and for each of our operating locations.

     In 1994 we began the replacement of all core business systems for our domestic subsidiaries. The purpose of this replacement was to upgrade systems architecture and functionality, improve business integration and implement process improvements. SAP was selected as the enterprise resource for planning ("ERP") system to replace mission critical software and hardware for Lennox Industries, Heatcraft's Heat Transfer and Refrigeration Products Divisions and the Lennox Corporate operations. Fourth Shift was selected as the ERP system for the Electrical Products Division of Heatcraft and is also being implemented for various subsidiaries of Lennox Global. A new version of ROI Manage 2000 was implemented for Armstrong. As of December 31, 1998, all replacements were complete except for the Heat Transfer Division of Heatcraft, which is scheduled to be complete by September 30, 1999, and upgrades for some subsidiaries of Lennox Global.

     SAP, Fourth Shift and ROI Manage 2000 have certified that these systems are Year 2000 compliant. Hardware, operating systems and databases installed to support these systems are either compliant or have Year 2000 vendor supplied updates to be applied in 1999. Other smaller applications integrated with SAP have been replaced or upgraded with Year 2000 compliant software.

    The implementations of SAP, Fourth Shift and ROI Manage 2000 and the related hardware, operating systems and databases comprise the systems that are most critical to our operations, which are referred to as "critical systems," and address the areas of our business which would have otherwise been significantly affected by the Year 2000. As of July 1, 1999, we were approximately 85% complete with the implementation of the Year 2000 compliance program for all critical systems, and we expect to be 100% complete by September 30, 1999.

    Our Year 2000 Program also addresses compliance in areas in addition to critical systems, including: voice and data networks, desktop computers, peripherals, EDI, contracted or purchased departmental software, computer controlled production equipment, test stations, building security, transport and heating and air conditioning systems, service providers, key customers and suppliers and Lennox manufactured and purchased products. As of July 1, 1999, we were more than 60% complete with the implementation of the Year 2000 compliance program for all such areas, and we expect to be 100% complete by September 30, 1999.

    We have initiated communications with significant suppliers, customers and other third parties to identify and assess Year 2000 risks and by September 1999 expect to have developed solutions that will minimize the impact on us. Lennox Industries distributed surveys to approximately 200 of its major suppliers in January 1999 and over half of these suppliers have responded. All of these respondents stated that they are either compliant or are planning to be compliant. In April 1999, a follow-up survey was sent to the suppliers who had not yet responded. We expect to resolve any identified problems with critical or non-responding suppliers or to develop contingency plans where needed. We depend on third-party trucking companies to deliver finished products from our factories to our customers. None of Lennox Industries' trucking contractors is individually critical to our business. About 125 different trucking companies handle 95% of Lennox Industries' distribution. We have communicated with approximately 50 of the largest trucking contractors and received assurances that they will not have service disruptions due to the Year 2000. Our manufacturing facilities are highly dependent on public utilities, especially electrical power, natural gas, water and communications companies. If third party providers, due to the Year 2000 issue, fail to provide us with components or materials which are necessary to manufacture our products, with sufficient electrical power and other utilities to sustain our manufacturing process, or with adequate and reliable means of transporting our products to our customers, and we have not developed adequate contingency plans, then there could be an adverse effect on our results of operations at any facility affected by these problems. Currently, we are not aware of any of our significant third party providers or customers that are not or will not be Year 2000 compliant.

    We believe that our most reasonably likely worst case scenario is some short-term, localized disruptions of systems, transportation or suppliers that will affect an individual business operation, rather than broad-based and long-term problems that affect operating segments or our operations as a whole. For the most part, our manufacturing processes are not affected by Year 2000 issues. The most significant uncertainties relate to critical suppliers, particularly electrical power, water, natural gas and communications companies, and suppliers of parts that are vital to the continuity of our operations. Where possible, contingency plans are being formulated and put into place for all critical suppliers. These plans include developing the necessary safety stock levels for single source items. These contingency plans should be completed by October 1999.

    Our estimated cost to become Year 2000 compliant is approximately $7.5 million, of which we have already spent approximately $3.4 million. All of these expenses will reduce our net income. Of the $7.5 million in total costs, approximately $5.1 million relates to application software, including consulting and training relating to the software, of which approximately $2.8 million has been spent to date. The remaining $2.3 million in total estimated costs relates to infrastructure and hardware, of which approximately $0.7 million has been spent and the remaining $1.6 million is expected to be expensed over a three-year period. The costs of application and infrastructure changes made for reasons other than the Year 2000 and which were not accelerated are not included in these estimates. We have not deferred any significant information technology projects because of our response to Year 2000 issues. All Year 2000 costs are being funded from our operating cash flows. These costs are generally not incremental to existing information technology budgets.

    The total costs, anticipated impact and the expected dates to complete the various phases of the project are based on our best estimates using assumptions about future events. However, no assurance can be given that actual results will be consistent with such estimates and, therefore, actual costs, completion dates and impact may differ materially from the plans. See "Forward Looking Statements Information" below.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivatives embedded in other contracts (collectively referred to as derivatives) and for hedging activities. This statement is effective for all fiscal quarters of fiscal quarters of fiscal years beginning after June 15, 2000. We do not believe that the adoption of this pronouncement will have a significant impact on our financial statements.

FORWARD LOOKING INFORMATION

    This Report contains forward-looking statements and information that are based on the beliefs of Lennox's management as well as assumptions made by and information currently available to management. All statements other than statements of historical fact included in this Report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements identified by the words "may," "will," "should," "plan," "predict," "anticipate," "believe," "intend," "estimate" and "expect" and similar expressions. Such statements reflect Lennox's current views with respect to future events, based on what it believes are reasonable assumptions; however, such statements are subject to certain risks, uncertainties and assumptions. These include, but are not limited to, warranty and product liability claims; our ability to successfully complete and integrate acquisitions; our ability to manage new lines of business; the consolidation trend in the HVACR industry; adverse reaction from our customers from our acquisitions or other activities; the impact of the weather on our business; competition in the HVACR business; increases in the prices of components and raw materials; general economic conditions in the U.S. and abroad; labor relations problems; operating risks; environmental risks; and risks related to Year 2000 problems. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may be materially from those in the forward-looking statements. Lennox disclaims any intention or obligation to update or review any forward-looking statements or information, whether as a result of new information, future events or otherwise.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    The estimated fair values of our financial instruments approximate their respective carrying amounts at June 30, 1999, except as follows (in thousands):

                                                                           FAIR VALUE
                                                                   ------------------------
                                                   CARRYING                        INTEREST
                                                    AMOUNT          AMOUNT           RATE
                                                   ---------       ---------       --------
    9.69% promissory notes.................        $  24,600       $  26,400           6.75%
    9.53% promissory notes.................           21,000          21,700           6.75

    The fair values presented above are based on the amount of future cash flows associated with each instrument, discounted using our current borrowing rate for similar debt instruments of comparable maturity. The fair values are estimates as of June 30, 1999, and are not necessarily indicative of amounts for which we could settle currently or indicative of the intent or ability of us to dispose of or liquidate such instruments.

    Our results of operations can be affected by changes in exchange rates. Net sales and expenses in currencies other than the U.S. dollar are translated into U.S. dollars for financial reporting purposes based on the average exchange rate for the period. During the six months ended June 30, 1999 and 1998, net sales from outside the U.S. represented 23.6% and 18.4%, respectively, of total net sales. Historically, foreign currency transaction gains (losses) have not had a material effect on our operations.

    We have entered into foreign currency exchange contracts to hedge our investment in Ets. Brancher. We do not engage in currency speculation. These contracts do not subject us to risk from exchange rate movements because the gains or losses on the contracts offset the losses or gains, respectively, on the assets and liabilities of Ets. Brancher. As of June 30, 1999, we had entered into foreign currency exchange contracts with a nominal value of 165.5 million French francs (approximately $26.1 million). These contracts require us to exchange French francs for U.S. dollars at maturity, which is in May 2003, at rates agreed to at inception of the contracts. If the counterparties to the exchange contracts do not fulfill their obligations to deliver the contracted currencies, we could be at risk for any currency related fluctuations.

    From time to time we enter into foreign currency exchange contracts to hedge receivables from our foreign subsidiaries. These contracts do not subject us to risk from exchange rate movements because the gains or losses on the contracts offset losses or gains, respectively, on the receivables being hedged. As of June 30, 1999, we had obligations to deliver the equivalent of $114.4 million of various foreign currencies at various dates through July 31, 2000, for which the counterparties to the contracts will pay fixed contract amounts.

    We have contracts with various suppliers to purchase copper and aluminum for use in our manufacturing processes. As of June 30, 1999, we had contracts to purchase 22.7 million pounds of copper over the next 18 months at fixed prices that average $0.7264 per pound ($16.5 million) and contracts to purchase six million pounds of copper at a variable price equal to the COMEX copper price ($0.69 per pound at June 30, 1999) over the next 12 months. We also had contracts to purchase 20.1 million pounds of aluminum at $0.654 per pound ($13.1 million) over the next 12 months. The fair value of the copper and aluminum purchase commitments was a liability of $0.8 million at June 30, 1999.

                          PART II -- OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

    RECENT SALES OF UNREGISTERED SECURITIES.

    Between April 4, 1999 and July 2, 1999 (the calendar dates of Lennox's second quarter of 1999), Lennox sold the following securities pursuant to its various benefit programs: (i) 52,800 shares of common stock issued upon the exercise of options granted to directors and employees of Lennox pursuant to Lennox's employee benefit programs and (ii) 3,465 shares of common stock to directors of Lennox. The exercise price of the options referred to in clause (i) ranged from $7.281 to $13.904 per share. The sale prices of shares referred to in clause (ii) ranged from $19.77 to $21.854 per share. Lennox issued the securities referred to in clauses (i) and (ii) above in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended ("Securities Act"), set forth in Section 4(2) and Regulation 701 thereof.

    In May 1999, Lennox issued 304,953 shares of common stock to nine individuals and five trusts in connection with the acquisition of Livernois Engineering Holding Company. The value allocated to such shares of common stock was approximately $5.7 million. These shares were issued in reliance upon the exemption from the registration requirements of the Securities Act set forth in
Section 4(2) thereof.

    In June 1999, Lennox issued 650,430 shares of common stock to James N. Kirby Holdings Pty. Ltd., an Australian company, in connection with the acquisition of James N. Kirby Pty. Ltd. The value allocated to such shares of common stock was approximately $16.1 million. These shares were issued in reliance upon the exemption from the registration requirements of the Securities Act set forth in Regulation S thereof.

    USE OF PROCEEDS.

    On July 28, 1999, the Securities and Exchange Commission declared effective Lennox's Registration Statement on Form S-1 (Commission File No. 333-75725) pursuant to which Lennox registered an aggregate of 9,775,000 shares of its common stock (including 1,275,000 shares of common stock which the underwriters have the option to purchase to cover over-allotments, if any) in connection with its initial public offering. The offering commenced on July 28, 1999 and was concluded promptly thereafter by the sale of 8,500,000 shares of common stock. Of the 8,500,000 shares sold, 8,088,490 shares were sold by Lennox for an aggregate offering price of $151.7 million and an aggregate of 411,510 shares were sold by certain stockholders for an aggregate offering price of $7.7 million. The managing underwriters in the offering were Morgan Stanley & Co. Incorporated, Credit Suisse First Boston Corporation and Warburg Dillon Read LLC, a subsidiary of UBS AG.

    The following is a statement of expenses incurred by Lennox in connection with the issuance and distribution of the securities described above.

                                                          AMOUNT
                                                        -----------
Underwriting discounts and commissions ............     $10,231,940
Securities Act registration fee ...................          54,349
NASD filing fee ...................................          20,050
Printing and engraving fees and expenses ..........         200,000*
Legal fees and expenses ...........................         400,000*
Accounting fees and expenses ......................         225,000*
Transfer agent and registrar fees and expenses ....          35,000*
New York Stock Exchange listing fee ...............          80,000*
Miscellaneous .....................................          85,601*
                                                        -----------
     Total ........................................     $11,331,940
                                                        ===========

-----------
*  Estimate


    After deducting such expenses, the net proceeds to Lennox from the offering were approximately $140.3 million. All of the net proceeds received by Lennox in the offering were used to repay a portion of the borrowings under its former revolving credit facility and term credit agreement. Such use conforms to the use described in the prospectus related to the offering.

    None of the aforementioned expenses or uses of proceeds constituted direct or indirect payments to directors or officers of Lennox or their associates, to persons owning 10% or more of any class of equity securities of Lennox or to any affiliates of Lennox.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


Exhibit Number                       Description
--------------                       -----------

     *3.1  --   Restated Certificate of Incorporation of Lennox (Incorporated
                herein by reference to Exhibit 3.1 to Lennox's Registration
                Statement on Form S-1 (Registration No. 333-75725)).

     *3.2  --   Amended and Restated Bylaws of Lennox (Incorporated herein by reference to Exhibit 3.2 to Lennox's Registration Statement on
                Form S-1 (Registration No. 333-75725)).

     *4.1  --   Specimen stock certificate for the Common Stock, par value $.01 per share, of Lennox (Incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1
                (Registration No. 333-75725)).

     27.1  --   Financial Data Schedule.


*  Incorporated herein by reference as indicated.

   Reports on Form 8-K

   None.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               LENNOX INTERNATIONAL INC.

Date: August 17, 1999
                                               /s/ CLYDE W. WYANT
                                               ---------------------------------
                                               Principal Financial Officer
                                               and Duly Authorized Signatory

                                INDEX TO EXHIBITS

Exhibit Number                       Description
--------------                       -----------

     *3.1  --   Restated Certificate of Incorporation of Lennox (Incorporated
                herein by reference to Exhibit 3.1 to Lennox's Registration
                Statement on Form S-1 (Registration No. 333-75725)).

     *3.2  --   Amended and Restated Bylaws of Lennox (Incorporated herein by reference to Exhibit 3.2 to Lennox's Registration Statement on
                Form S-1 (Registration No. 333-75725)).

     *4.1  --   Specimen stock certificate for the Common Stock, par value $.01 per share, of Lennox (Incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1
                (Registration No. 333-75725)).

     27.1  --   Financial Data Schedule.


*  Incorporated herein by reference as indicated.