Form 10-Q
period 1999-09-30
LENNOX INTERNATIONAL INC
filed 1999-11-12
CIK 1069202

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                   FORM 10-Q


(MARK ONE)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
                       PERIOD ENDED SEPTEMBER 30, 1999 OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from         to
                                             --------    --------

                        Commission file number 001-15149

                           LENNOX INTERNATIONAL INC.
             (Exact name of registrant as specified in its charter)


          DELAWARE                                      42-0991521
---------------------------------           -----------------------------------
  (State or other jurisdiction                       (I.R.S. Employer
of incorporation or organization)                   Identification No.)

                              2140 LAKE PARK BLVD.
                               RICHARDSON, TEXAS
                                     75080
-------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (972) 497-5000
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                            YES    X          NO
                                                  ---              ---

As of November 1, 1999, the number of shares outstanding of the registrant's common stock, par value $.01 per share, was 45,041,133.

                           LENNOX INTERNATIONAL INC.


                                     INDEX

                                                                                      Page No.
Part I.  Financial Information

         Item 1.  Financial Statements

                  Consolidated Balance Sheets - September 30, 1999 (Unaudited)
                  and December 31, 1998                                                      3

                  Consolidated Statements of Income (Unaudited) - Three Months
                  and Nine Months Ended September 30, 1999 and 1998                          4

                  Consolidated Statements of Cash Flows (Unaudited) - Nine Months
                  Ended September 30, 1999 and 1998                                          5

                  Notes to Consolidated Financial Statements (Unaudited)                     6

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                 10

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk                17

Part II. Other Information

         Item 5.  Other Information                                                         18

         Item 6.  Exhibits and Reports on Form 8-K                                          18

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                   LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                 As of September 30, 1999 and December 31, 1998
                       (In thousands, except share data)

                                     ASSETS
                                                                       September 30,   December 31,
                                                                           1999           1998
                                                                       ------------   ------------
                                                                       (unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                           $    41,122    $    28,389
   Accounts and notes receivable, net                                      484,420        318,858
   Inventories                                                             327,067        274,679
   Deferred income taxes                                                    38,406         37,426
   Other assets                                                             40,081         36,183
                                                                       -----------    -----------
         Total current assets                                              931,096        695,535
INVESTMENTS IN JOINT VENTURES                                               12,479         17,261
PROPERTY, PLANT AND EQUIPMENT, net                                         302,285        255,125
GOODWILL, net                                                              323,103        155,290
OTHER ASSETS                                                                40,471         29,741
                                                                       -----------    -----------
         TOTAL ASSETS                                                  $ 1,609,434    $ 1,152,952
                                                                       ===========    ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Short-term debt                                                     $   157,270    $    56,070
   Current maturities of long-term debt                                     25,424         18,778
   Accounts payable                                                        200,088        149,824
   Accrued expenses                                                        206,882        207,040
   Income taxes payable                                                      9,271            534
                                                                       -----------    -----------
         Total current liabilities                                         598,935        432,246
LONG-TERM DEBT                                                             309,467        242,593
DEFERRED INCOME TAXES                                                       12,726         11,628
POSTRETIREMENT BENEFITS, OTHER THAN PENSIONS                                15,735         16,511
OTHER LIABILITIES                                                           70,336         60,845
                                                                       -----------    -----------
         Total liabilities                                               1,007,199        763,823
MINORITY INTEREST                                                           15,213         12,689
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 25,000,000 shares authorized,
      no shares issued or outstanding                                           --             --
   Common stock, $.01 par value, 200,000,000 shares authorized,
      44,958,240 shares and 35,546,940 shares issued and outstanding
      for 1999 and 1998, respectively                                          450            355
   Additional paid-in capital                                              199,302         32,889
   Retained earnings                                                       398,412        350,851
   Currency translation adjustments                                        (11,142)        (7,655)
                                                                       -----------    -----------
         Total stockholders' equity                                        587,022        376,440
                                                                       -----------    -----------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 1,609,434    $ 1,152,952
                                                                       ===========    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                   LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
     For the Three Months and Nine Months Ended September 30, 1999 and 1998
                (Unaudited, in thousands, except per share data)

                                                    For the                     For the
                                               Three Months Ended          Nine Months Ended
                                                 September 30,               September 30,
                                           -------------------------    --------------------------
                                               1999          1998          1999           1998
                                           -----------   -----------    -----------    -----------
NET SALES                                  $   669,053   $   529,169    $ 1,749,953    $ 1,364,799
COST OF GOODS SOLD                             456,611       359,663      1,199,611        930,464
                                           -----------   -----------    -----------    -----------
         Gross Profit                          212,442       169,506        550,342        434,335
OPERATING EXPENSES:
     Selling, general and administrative       154,735       125,676        422,529        331,294
     Other operating expenses, net               3,078        (1,044)         6,486          6,247
                                           -----------   -----------    -----------    -----------
         Income from operations                 54,629        44,874        121,327         96,794
INTEREST EXPENSE, net                            9,093         4,437         24,193         10,903
OTHER                                              378           754           (403)         1,286
MINORITY INTEREST                                  832           205            212           (583)
                                           -----------   -----------    -----------    -----------
         Income before income taxes             44,326        39,478         97,325         85,188
PROVISION FOR INCOME TAXES                      17,042        14,884         39,840         35,220
                                           -----------   -----------    -----------    -----------
         Net income                        $    27,284   $    24,594    $    57,485    $    49,968
                                           ===========   ===========    ===========    ===========

EARNINGS PER SHARE:
     Basic                                 $      0.65   $      0.70    $      1.52    $      1.44

     Diluted                               $      0.64   $      0.68    $      1.48    $      1.40

       The accompanying notes are an integral part of these consolidated financial statements.

                   LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Nine Months Ended September 30, 1999 and 1998
                           (Unaudited, in thousands)

                                                                                                        For the
                                                                                                   Nine Months Ended
                                                                                                     September 30,
                                                                                               ------------------------

                                                                                                1999               1998
                                                                                               ------             -----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                                 $  57,485    $  49,968
        Adjustments to reconcile net income to net cash provided by (used in)
        operating activities -
         Minority interest                                                                           212         (583)
         Joint venture losses                                                                      2,409        2,514
         Depreciation and amortization                                                            41,825       28,126
         Loss on disposal of equipment                                                               701           51
         Other                                                                                      (994)        (385)
        Changes in assets and liabilities, net of effects of acquisitions and divestitures -
         Accounts and notes receivable                                                           (94,086)     (75,569)
         Inventories                                                                             (11,873)     (54,723)
         Other current assets                                                                     (3,682)      (2,618)
         Accounts payable                                                                         18,718       54,605
         Accrued expenses                                                                         (9,946)     (12,215)
         Deferred income taxes                                                                     2,184       (3,375)
         Income taxes payable and receivable                                                      17,014       17,087
         Long-term warranty, deferred income and other liabilities                                (2,559)     (21,102)
                                                                                               ---------    ---------
             Net cash provided by (used in) operating activities                                  17,408      (18,219)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from the disposal of property, plant and equipment                                      746          284
    Purchases of property, plant and equipment                                                   (53,203)     (30,505)
    Sale of operating unit                                                                         5,490           --
    Investments in joint ventures                                                                   (567)          --
    Acquisitions, net of cash acquired                                                          (226,127)    (130,630)
                                                                                               ---------    ---------
             Net cash used in investing activities                                              (273,661)    (160,851)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Short-term borrowings                                                                         96,554         (956)
    Repayments of long-term debt                                                                  (2,619)      (1,223)
    Long-term borrowings                                                                          43,917       75,000
    Sales of common stock                                                                        141,799        8,611
    Repurchases of common stock                                                                     (152)      (5,306)
    Cash dividends paid                                                                           (9,924)      (7,781)
                                                                                               ---------    ---------
             Net cash provided by financing activities                                           269,575       68,345

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                  13,322     (110,725)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS                                               (589)      (1,377)
CASH AND CASH EQUIVALENTS, beginning of period                                                    28,389      147,802
                                                                                               ---------    ---------
CASH AND CASH EQUIVALENTS, end of period                                                       $  41,122    $  35,700
                                                                                               =========    =========

Supplementary disclosures of cash flow information:
  Cash paid during the period for:
        Interest                                                                               $  20,830    $  10,227
                                                                                               =========    =========

        Income taxes                                                                           $  21,637    $  21,508
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

                           LENNOX INTERNATIONAL INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


1.  BASIS OF PRESENTATION AND OTHER ACCOUNTING INFORMATION

    The accompanying unaudited consolidated balance sheet as of September 30, 1999, and the consolidated statements of income for the three months and nine months ended September 30, 1999 and 1998, and the statements of cash flows for the nine months ended September 30, 1999 and 1998 should be read in conjunction with Lennox International Inc.'s (the "Company") consolidated financial statements and the accompanying footnotes as of December 31, 1998 and 1997 and for each of the three years in the period ended December 31, 1998. In the opinion of management, the accompanying consolidated financial statements contain all material adjustments, consisting principally of normal recurring adjustments, necessary for a fair presentation of the Company's financial position, results of operations, and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to applicable rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. The operating results for the interim periods are not necessarily indicative of the results to be expected for a full year.

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

    The program ended June 1999 and future expenses associated with the program are not expected to be significant.

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

                                              FOR THE                        FOR THE
                                        THREE MONTHS ENDED              NINE MONTHS ENDED
                                           SEPTEMBER 30,                   SEPTEMBER 30,
                                     ------------------------       --------------------------
NET SALES                               1999           1998             1999           1998
                                     ---------      ---------       -----------    -----------
North American residential           $ 386,108      $ 300,667       $ 1,009,411     $ 764,124
Commercial air conditioning            127,922        112,364           337,985       286,209
Commercial refrigeration                94,176         67,049           238,351       176,058
Heat transfer (1)                       60,847         49,089           164,206       138,408
                                     ---------      ---------       -----------    ----------
                                     $ 669,053      $ 529,169       $ 1,749,953    $1,364,799
                                     =========      =========       ===========    ==========

(1) In addition to the sales described above, the Heat Transfer segment had affiliate intersegment sales of $5,722 and $6,714 for the three months ended September 30, 1999 and 1998, respectively, and $17,696 and $21,133 for the nine months ended September 30, 1999 and 1998, respectively.

                                               FOR THE                       FOR THE
                                        THREE MONTHS ENDED              NINE MONTHS ENDED
                                            SEPTEMBER 30,                   SEPTEMBER 30,
                                     ------------------------      --------------------------
INCOME (LOSS) FROM OPERATIONS          1999           1998            1999           1998
                                     ---------     ----------      -----------    -----------
North American residential           $ 44,790       $ 41,188       $   109,441     $100,683
Commercial air conditioning             5,138          1,787             6,285       (3,303)
Commercial refrigeration                9,925          9,164            19,095       17,092
Heat transfer                           2,851          4,377            10,308       11,274
Corporate and other                    (8,075)       (11,642)          (23,802)     (28,952)
                                     --------       --------       -----------     --------
                                     $ 54,629       $ 44,874       $   121,327     $ 96,794
                                     ========       ========       ===========     ========

                                                         AS OF SEPTEMBER 30,          AS OF DECEMBER 31,
IDENTIFIABLE ASSETS                                              1999                       1998
                                                         -------------------         ------------------
North American residential                                 $    789,016                 $    528,660
Commercial air conditioning                                     274,376                      198,982
Commercial refrigeration                                        247,960                      194,601
Heat transfer                                                   162,530                       88,633
Corporate and other                                             135,552                      142,076
                                                           ------------                 ------------
                                                           $  1,609,434                 $  1,152,952
                                                           ============                 ============

4.  INVENTORIES:

    Components of inventories are as follows (in thousands):

                                                         AS OF SEPTEMBER 30,          AS OF DECEMBER 31,
                                                                 1999                       1998
                                                         -------------------         ------------------
Finished goods                                              $    206,231                  $   177,490
Repair parts                                                      35,176                       31,674
Work in process                                                   34,127                       15,574
Raw materials                                                     99,975                      102,876
                                                            ------------                  -----------
                                                                 375,509                      327,614
Reduction for last-in, first-out                                  48,442                       52,935
                                                            ------------                  -----------
                                                            $    327,067                  $   274,679
                                                            ============                  ===========

5.  LINES OF CREDIT AND SHORT-TERM DEBT:

    The Company has bank lines of credit and short-term facilities that provide for aggregate borrowings of $337 million, of which $157 million was outstanding at September 30, 1999 with a weighted average interest rate of 6.1%. The unsecured note agreements and lines of credit provide for restrictions with respect to additional borrowings and maintenance of capital.

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

                                                    FOR THE                       FOR THE
                                             THREE MONTHS ENDED              NINE MONTHS ENDED
                                                 SEPTEMBER 30,                   SEPTEMBER 30,
                                          ------------------------      --------------------------
                                            1999           1998            1999           1998
                                          ---------     ----------      -----------    -----------
Net income                                 $27,284       $24,594          $57,485        $49,968
                                           =======       =======          =======        =======

Weighted average shares outstanding         42,164        35,113           37,910         34,775
Effect of assumed exercise of options          737           873              878            792
    Weighted average shares outstanding,
                                           -------       -------          -------        -------
        as adjusted                         42,901        35,986           38,788         35,567
                                           =======       =======          =======        =======
Diluted earnings per share                 $  0.64       $  0.68          $  1.48        $  1.40
                                           =======       =======          =======        =======

7.  INVESTMENTS IN SUBSIDIARIES

    LIVERNOIS

    In May 1999, the Company acquired Livernois Engineering Holding Company, its operating subsidiary and its licensed patents for $18.9 million. Livernois produces heat transfer manufacturing equipment for the HVACR and automotive industries. The purchase price, consisting of cash of $13.2 million and $5.7 million in shares of the Company's common stock (304,953 shares), has been allocated, based on fair value, to identifiable assets totaling $16.0 million and to liabilities totaling $3.0 million, with $5.9 million being allocated to goodwill. This goodwill is being amortized over 40 years. The acquisition was accounted for in accordance with the purchase method of accounting. The results of the operations of Livernois have been fully consolidated with those of the Company since the date of acquisition.

    DEALERS

    In September 1998, the Company initiated a program to acquire high quality heating and air conditioning dealers (the "Dealers") in metropolitan areas in the United States and Canada to market "Lennox" and other brands of heating and air conditioning products. During the first nine months of 1999, the Company acquired 62 additional Dealers in Canada and the United States. The aggregate purchase price for the Dealers acquired was $141.2 million, consisting of cash of $140.2 million and $1.0 million in shares of the Company's common stock (59,970 shares). These acquisitions were accounted for in accordance with the purchase method of accounting. The purchase price of each Dealer has been allocated, based on fair values, to identifiable assets totaling $64.4 million and to liabilities totaling $40.4 million with $117.2 million being allocated to goodwill, which is being amortized over 40 years. The results of the operations of the Dealers have been fully consolidated with those of the Company since the dates of acquisition.

    KIRBY

    In June 1999, the Company acquired the outstanding stock of James N. Kirby Pty. Ltd., an Australian manufacturer and distributor of refrigeration and heat transfer technology. The purchase price of $65.4 million was paid in cash and in shares of the Company's common stock (650,430 shares) in the amounts of $49.3 million and $16.1 million, respectively. The acquisition was accounted for in accordance with the purchase method of accounting, and accordingly, the purchase price was allocated, based on fair value, to identifiable assets totaling $76.0 million and to liabilities totaling $50.2 million, with $39.6 million being allocated to goodwill. In order to finance the cash portion of the purchase price, the Company borrowed approximately $49.3 million in the form of three promissory notes. The first promissory note of $16.1 million bears interest at 5.68% and is payable December 31, 1999 at which time permanent financing will be arranged. The second promissory note of $11.6 million is payable in June 2000 at no interest charge. The third promissory note of $21.6 million is payable $11.1 million in 2001 and $10.5 million in 2002. The stated interest rate on the third promissory note escalates from no interest in year one to 4% in year three. Accordingly, the Company recorded a discount on the third promissory note of $1.6 million, which is being amortized over three years, to record the promissory note at fair value. The goodwill is being amortized over 40 years. In conjunction with the acquisition, the Company assumed a $20.5 million promissory note bearing interest at 5.5% which is payable upon the arranging of permanent financing. The results of the operations of this acquired company have been fully consolidated with those of the Company since the date of acquisition.

    The following table presents the pro forma results as if the above companies had been acquired on January 1, 1998 (in thousands, except per share data):

                                                    FOR THE                       FOR THE
                                             THREE MONTHS ENDED              NINE MONTHS ENDED
                                                 SEPTEMBER 30,                   SEPTEMBER 30,
                                          ------------------------      --------------------------
                                             1999          1998            1999           1998
                                          ---------     ----------      -----------    -----------
Net sales                                 $  696,072    $  616,233      $ 1,941,933    $ 1,621,750
Net income                                    29,658        28,251           66,417         61,465
Basic earnings per share                        0.69          0.78             1.71           1.72
Diluted earnings per share                      0.68          0.76             1.67           1.68

    ETS. BRANCHER

    The Company has entered into an agreement to purchase the remaining 30% interest in Ets. Brancher for 102.5 million French francs (approximately $17 million) on March 31, 2000.

8.  INITIAL PUBLIC OFFERING

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

9.  SUBSEQUENT EVENTS

    Between September 30, 1999 and October 30, 1999, the Company acquired nine additional Dealers for approximately $29 million in cash and $1.1 million in shares of the Company's common stock (82,893 shares). As of October 30, 1999, the Company had signed letters of intent to acquire six additional Dealers in Canada and 19 Dealers in the U.S. for an aggregate purchase price of approximately $52 million.

    On October 29, 1999 the Company purchased certain assets and assumed certain related liabilities of The Ducane Company, Inc. and a related company. The purchase price was approximately $45 million, with a contingent payment based on net assets purchased at the closing.

    The Company has entered into a definitive agreement to acquire the common stock of Service Experts, Inc., a heating, ventilation and air conditioning service company comprised of retail businesses within the United States. The agreement provides for an exchange of shares wherein each share of common stock of Service Experts, Inc. will be exchanged for 0.67 of a share of Company common stock. Service Experts, Inc. will then become a wholly-owned subsidiary of the Company. The Company will issue approximately 12.2 million shares of Company common stock in the acquisition valued at approximately $140 million, plus assume certain stock options, warrants and convertible securities. The Company will also assume approximately $160 million of debt in the acquisition. The acquisition will be accounted for in accordance with the purchase method of accounting and is expected to be completed during the first quarter of 2000, subject to approval of governing regulatory bodies and shareholders at both companies.

    The Company announced a two-phase stock buy-back plan to repurchase, depending on market conditions and other factors, up to 5 million shares of Lennox common stock. This may include up to 2 million shares before the closing of the acquisition of Service Experts, Inc., with the remainder to be acquired after the closing of the acquisition. Purchases under the share repurchase program will be made on an open-market basis at prevailing market prices. The timing of any repurchases will depend on market conditions, the market price of Lennox's common stock, and management's assessment of the Company's liquidity and cash flow needs.

    Labor agreements have been reached between the Company and the labor unions representing employees in the Marshalltown, Iowa and Toronto, Ontario factories. The Marshalltown agreement has a term of five years and is effective November 1999. The Toronto agreement has a term of two years and is retroactive to April 1999.

    The Company has signed an agreement with The Prudential Insurance Company of America which will allow the Company to borrow up to $100 million in the form of senior notes from time to time within the first three years of the agreement. Currently, there are no funds borrowed under this agreement.

    The Company elected to exercise its option to prepay, in December 1999, $19.7 million of Series H Senior Promissory Notes due in 2003 with an interest rate at 9.69%. In the fourth quarter of 1999, an interest premium will be paid to make this election. The amount of the premium is not significant.

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

    In September 1998, we initiated a program to acquire high quality heating and air conditioning Dealers in metropolitan areas in the U.S. and Canada to market "Lennox" and other brands of heating and air conditioning products. This strategy will enable us to extend our distribution directly to the consumer and permit us to participate in the revenues and margins available at the retail level while strengthening and protecting our brand equity. We believe that the retail sales and service market represents a significant growth opportunity because this market is large and highly fragmented. The retail sales and service market in the U.S. is comprised of over 30,000 dealers. In addition, we believe that the heating and air conditioning service business is somewhat less seasonal than the business of manufacturing and selling heating and air conditioning products. As of September 30, 1999, we had acquired 57 Dealers in Canada and 19 in the U.S. for an aggregate purchase price of approximately $164 million and had signed letters of intent to acquire seven additional Canadian Dealers and 25 U.S. Dealers for an aggregate purchase price of approximately $82 million.

    On October 26, 1999, we entered into an agreement to acquire Service Experts, Inc. a heating, ventilation and air conditioning ("HVAC") company comprised of HVAC retail businesses across the U.S. The acquisition will be accomplished with an exchange of shares in which a wholly-owned subsidiary of Lennox will merge into Service Experts and each share of Service Experts common stock will be converted into the right to receive 0.67 of a share of Lennox common stock. Service Experts will then become a wholly-owned subsidiary of Lennox. We currently expect to complete the acquisition during the first quarter of 2000, subject to approval of governing regulatory bodies and stockholders of both companies. We expect that the acquisition of Service Experts will be accretive in the year 2000 in the range of $0.04 to $0.06 per share, but we can make no assurances if or to the extent this acquisition will be accretive or the effect this acquisition will have on our results of operations. See " - Forward Looking Information."

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

RESULTS OF OPERATIONS

    The following table sets forth, as a percentage of net sales, our statement of income data for the three months and nine months ended September 30, 1999 and 1998.

                                                           THREE MONTHS               NINE MONTHS
                                                        ENDED SEPTEMBER 30,        ENDED SEPTEMBER 30,
                                                      -----------------------    ---------------------
                                                        1999           1998         1999       1998
                                                      ---------     ---------    ---------   ---------
Net sales .........................................     100.0%        100.0%       100.0%      100.0%
Cost of goods sold ................................      68.2          68.0         68.6        68.2
                                                        -----         -----        -----       -----
     Gross profit .................................      31.8          32.0         31.4        31.8
                                                        -----         -----        -----       -----
Selling, general and administrative expenses ......      23.1          23.7         24.1        24.2
Other operating expense, net ......................       0.5          (0.2)         0.4         0.5
                                                        -----         -----        -----       -----
     Income from operations .......................       8.2           8.5          6.9         7.1
Interest expense, net .............................       1.4           0.9          1.3         0.8
Other .............................................       0.1           0.1          0.0         0.1
Minority interest .................................       0.1           0.0          0.0         0.0
                                                        -----         -----        -----       -----
     Income before income taxes ...................       6.6           7.5          5.6         6.2
Provision for income taxes ........................       2.5           2.9          2.3         2.5
                                                        -----         -----        -----       -----
     Net income (loss) ............................       4.1%          4.6%         3.3%        3.7%
                                                        =====         =====        =====       =====

         The following table sets forth net sales by business segment and geographic market (dollars in millions):

                                              THREE MONTHS ENDED SEPTEMBER 30,
                                   ------------------------------------------------------
                                            1999                         1998
                                   ------------------------     -------------------------
                                    AMOUNT           %            AMOUNT           %
                                   ---------     ----------     ----------     ----------
BUSINESS SEGMENT:
North American residential .....   $  386.1         57.7%       $  300.7          56.8%
Commercial air conditioning ....      127.9         19.1           112.4          21.2
Commercial refrigeration .......       94.2         14.1            67.0          12.7
Heat transfer ..................       60.9          9.1            49.1           9.3
                                   --------        -----        --------         -----
         Total net sales .......   $  669.1        100.0%       $  529.2         100.0%
                                   ========        =====        ========         =====
GEOGRAPHIC MARKET:
U.S. ...........................   $  475.5         71.1%       $  434.4          82.1%
International ..................      193.6         28.9            94.8          17.9
                                   --------        -----        --------         -----
         Total net sales .......   $  669.1        100.0%       $  529.2         100.0%
                                   ========        =====        ========         =====


                                             NINE MONTHS ENDED SEPTEMBER 30,
                                   ----------------------------------------------------
                                            1999                        1998
                                   ------------------------     -----------------------
                                     AMOUNT           %          AMOUNT           %
                                   ----------     ---------     ---------     ---------
BUSINESS SEGMENT:
North American residential .....   $  1,009.4       57.7%       $    764.1       56.0%
Commercial air conditioning ....        338.0       19.3             286.2       21.0
Commercial refrigeration .......        238.4       13.6             176.1       12.9
Heat transfer ..................        164.2        9.4             138.4       10.1
                                   ----------      -----        ----------      -----
         Total net sales .......   $  1,750.0      100.0%       $  1,364.8      100.0%
                                   ==========      =====        ==========      =====
GEOGRAPHIC MARKET:
U.S. ...........................   $  1,301.3       74.4%       $  1,116.2       81.8%
International ..................        448.7       25.6             248.6       18.2
                                   ----------      -----        ----------      -----
         Total net sales .......   $  1,750.0      100.0%       $  1,364.8      100.0%
                                   ==========      =====        ==========      =====

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

    Net sales. Net sales increased $139.9 million, or 26.4%, to $669.1 million for the three months ended September 30, 1999 from $529.2 million for the three months ended September 30, 1998.

    Net sales related to the North American residential segment were $386.1 million during the three months ended September 30, 1999, an increase of $85.4 million, or 28.4%, from $300.7 million for the corresponding three months in 1998. Of the $85.4 million increase, $78.3 million was due to sales from the hearth products acquisitions, our acquired Dealers and acquired heating and air conditioning distributors. The remaining $7.1 million increase in North American residential net sales was primarily due to a 2.4% increase in sales of our existing business relating primarily to higher unit volumes. Sales to Dealers in the U.S. and Canada which we have acquired are no longer reflected as sales in our existing business and are instead reflected as sales due to acquisitions. If sales to these acquired Dealers were included in sales of our existing business, sales of our existing business would have increased by 5.1%. Commercial air conditioning net sales increased $15.5 million, or 13.8%, to $127.9 million for the three months ended September 30, 1999 compared to the corresponding three months in 1998. Of this increase, $7.8 million was due to increased sales volumes in North America primarily due to the effectiveness of recently established commercial sales districts and $7.7 million was due to increased international sales, $2.0 million of which was due to acquisitions. Net sales related to the commercial refrigeration segment were $94.2 million during the three months ended September 30, 1999, an increase of $27.2 million, or 40.6%, from $67.0 million for the corresponding three months in 1998. Of this increase, $26.6 million was due to the international acquisitions of Lovelock Luke Pty. Limited and James N. Kirby Pty. Ltd. North American commercial refrigeration sales increased $0.8 million. Heat transfer revenues increased $11.8 million, or 24.0%, to $60.9 million for the three months ended September 30, 1999 compared to the corresponding three months in 1998. The acquisitions of James N. Kirby Pty. Ltd. and Livernois Engineering Holding Company added $16.2 million to heat transfer revenues for the three months ended September 30, 1999. Sales volumes in our existing North American business decreased $1.7 million, or 4.2%, and Europe had a decrease of $3.0 million, or 34.3%. A strike at one of our French factories in the second quarter of 1998 delayed some sales until the third quarter of 1998.

    Domestic sales increased $41.1 million, or 9.5% to $475.5 million for the third quarter of 1999 from $434.4 million for the third quarter of 1998. International sales increased $98.8 million, or 104.2%, to $193.6 million for the third quarter of 1999 from $94.8 million for the third quarter of 1998.

    Gross profit. Gross profit was $212.4 million for the three months ended September 30, 1999 as compared to $169.5 million for the three months ended September 30, 1998, an increase of $42.9 million. Gross profit margin was 31.8% for the three months ended September 30, 1999 and 32.0% for the three months ended September 30, 1998. The increase of $42.9 million in gross profit was primarily attributable to increased sales in the 1999 period as compared to 1998. The majority of the decrease in gross profit margin for the third quarter of 1999 is due to the acquisition of businesses with lower margins than our other businesses. The gross profit margins of our traditional businesses increased 0.5% from the third quarter of 1998 to the third quarter of 1999 primarily due to purchasing savings and operating efficiencies.

     Selling, general and administrative expenses. Selling, general and administrative expenses were $154.7 million for the three months ended September 30, 1999, an increase of $29.0 million, or 23.1%, from $125.7 million for the three months ended September 30, 1998. Selling, general and administrative expenses represented 23.1% and 23.7% of total net revenues for the third quarter of 1999 and 1998, respectively. Of the $29.0 million increase, $25.2 million, or 86.9%, was related to increased infrastructure associated with acquisitions. The majority of the remaining $3.8 million increase was due to increases in selling, general and administrative expenses for the North American residential segment which was primarily comprised of increased information technology costs and increased selling expenses.

    Other operating expenses, net. Other operating expenses, net totaled $3.1 million for the three months ended September 30, 1999, an increase of $4.1 million from $1.0 million of income for the corresponding three months in 1998. Other operating expense, net is comprised of (income) loss from joint ventures, amortization of goodwill and other intangibles, and miscellaneous items.

    Domestic income from operations was $42.2 million during the three months ended September 30, 1999, a decrease of 9.1% from $46.4 million during the corresponding period in 1998. International income from operations was $12.4 million during the 1999 period and a loss of $1.5 million during the 1998 period.

    Interest expense, net. Interest expense, net for the three months ended September 30, 1999 increased to $9.1 million from $4.4 million for the same period in 1998. The increase in interest expense was due to increased usage of our credit lines and additional short-term borrowings as a result of acquisitions.

    Other. Other expense was $0.4 million for the three months ended September 30, 1999 and $0.8 million for the three months ended September 30, 1998. Other expense is primarily comprised of currency exchange gains or losses. The majority of the improvement in other expense was due to the strengthening of the Canadian dollar.

    Minority interest. Minority interest in subsidiaries' net income of $0.8 million for the three months ended September 30, 1999 and $0.2 million for the three months ended September 30, 1998 primarily represents the minority interest in Ets. Brancher and McQuay do Brasil.

    Provision for income taxes. The provision for income taxes was $17.0 million for the three months ended September 30, 1999 and $14.9 million for the three months ended September 30, 1998. The effective tax rate of 38.4% and 37.7% for the three months ended September 30, 1999 and 1998, respectively, differs from the statutory federal rate of 35.0% principally due to state and local taxes, non-deductible goodwill expenses and foreign operating losses for which no tax benefits have been recognized.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

    Net sales. Net sales increased $385.2 million, or 28.2%, to $1,750.0 million for the nine months ended September 30, 1999 from $1,364.8 million for the nine months ended September 30, 1998.

    Net sales related to the North American residential segment were $1,009.4 million during the nine months ended September 30, 1999, an increase of $245.3 million, or 32.1%, from $764.1 million for the corresponding nine months in 1998. Of the $245.3 million increase, $202.5 million was due to sales from the hearth products acquisitions, acquired Dealers and acquired heating and air conditioning distributors. The remaining $42.8 million increase in North American residential net sales was primarily due to a 5.6% increase in sales of our existing business, almost all of which resulted from increased sales volumes, principally caused by two factors. First, the hot summer in 1998 depleted the inventory levels at our customers and they increased their purchases in the first quarter of 1999 to refill their inventories. Second, our volume increased as a result of sales to new dealers, which were added as a result of programs to expand our dealer base. Sales to Dealers in the U.S. and Canada which we have acquired are no longer reflected as sales in our existing business and are instead reflected as sales due to acquisitions. If sales to these acquired Dealers were included in sales of our existing business, sales of our existing business would have increased by 7.9%.

    Commercial air conditioning net sales increased $51.8 million, or 18.1%, to $338.0 million for the nine months ended September 30, 1999 compared to the corresponding nine months in 1998. Of this increase, $26.7 million was due to increased sales volumes in North America primarily due to the effectiveness of recently established commercial sales districts and $25.1 million was due to increased international sales, $6.5 million of which was due to acquisitions. Net sales related to the commercial refrigeration segment were $238.4 million during the nine months ended September 30, 1999, an increase of $62.3 million, or 35.4%, from $176.1 million for the corresponding nine months in 1998. Of this increase, $58.5 million was due to the international acquisitions of McQuay do Brasil, Lovelock Luke Pty. Limited and James N. Kirby Pty. Ltd. North American commercial refrigeration sales increased $5.4 million primarily due to strong sales volumes to our supermarket customers and increased activity with our large distributors. Heat transfer revenues increased $25.8 million, or 18.6%, to $164.2 million for the nine months ended September 30, 1999 compared to the corresponding nine months in 1998. Of this increase, $5.3 million was due to increased sales volumes in our existing North American business and $21.3 million was due to the acquisitions of James N. Kirby Pty. Ltd. and Livernois Engineering Holding Company.

    Domestic sales increased $185.1 million, or 16.6% to $1,301.3 million for the first nine months of 1999 from $1,116.2 million for the first nine months of 1998. International sales increased $200.1 million, or 80.5% to $448.7 million for the first nine months of 1999 from $248.6 million for the first nine months of 1998.

    Gross profit. Gross profit was $550.3 million for the nine months ended September 30, 1999 as compared to $434.3 million for the nine months ended September 30, 1998, an increase of $116.0 million. Gross profit margin was 31.4% for the nine months ended September 30, 1999 and 31.8% for the nine months ended September 30, 1998. The increase of $116.0 million in gross profit was primarily attributable to increased sales in the 1999 period as compared to 1998. The gross profit margins of our traditional businesses increased 0.2% from the first nine months of 1999 compared to the first nine months of 1998. The decrease in gross profit margin for the first nine months of 1999 is due to the acquisition of businesses with lower margins than our other businesses.

     Selling, general and administrative expenses. Selling, general and administrative expenses were $422.5 million for the nine months ended September 30, 1999, an increase of $91.2 million, or 27.5%, from $331.3 million for the nine months ended September 30, 1998. Selling, general and administrative expenses represented 24.1% and 24.2% of total net revenues for the first nine months of 1999 and 1998, respectively. Of the $91.2 million increase, $64.3 million, or 70.5%, was related to increased infrastructure associated with acquisitions. The majority of the remaining $26.9 million increase was due to increases in selling, general and administrative expenses for the North American residential segment which was primarily comprised of increases in costs due to additions of personnel, increased information technology costs and increased sales and marketing expenses.

    Other operating expense, net. Other operating expense, net totaled $6.5 million for the nine months ended September 30, 1999, an increase of $0.3 million from $6.2 million for the corresponding nine months in 1998. Other operating expense, net is comprised of (income) loss from joint ventures, amortization of goodwill, and other intangibles and miscellaneous items.

    Domestic income from operations was $104.3 million during the nine months ended September 30, 1999, an increase of 9.4% from $95.3 million during the corresponding period in 1998. International income from operations was $17.1 million during the 1999 period and $4.6 million during the 1998 period.

    Interest expense, net. Interest expense, net for the nine months ended September 30, 1999 increased to $24.2 million from $10.9 million for the same period in 1998. Of the $13.3 million increase in interest expense, $1.3 million was due to the incurrence of $75 million in additional long-term borrowings in April 1998 and $12.0 million was due to increased usage of our credit lines and short-term borrowings as a result of acquisitions, payments related to the Pulse inspection program and increased working capital for seasonal needs.

    Other. Other expense (income) was $(0.4) million for the nine months ended September 30, 1999 and $1.3 million for the nine months ended September 30, 1998. Other expense is primarily comprised of currency exchange gains or losses. The majority of the improvement in other expense (income) was due to the strengthening of the Canadian dollar.

    Minority interest. Minority interest in subsidiaries' net losses of $(0.2) million for the nine months ended September 30, 1999 and income of $0.6 million for the nine months ended September 30, 1998 represents the minority interest in Ets. Brancher and McQuay do Brasil.

    Provision for income taxes. The provision for income taxes was $39.8 million for the nine months ended September 30, 1999 and $35.2 million for the nine months ended September 30, 1998. The effective tax rate of 40.9% and 41.3% for the nine months ended September 30, 1999 and 1998, respectively, differs from the statutory federal rate of 35.0% principally due to state and local taxes, non-deductible goodwill expenses and foreign operating losses for which no tax benefits have been recognized.

LIQUIDITY AND CAPITAL RESOURCES

    We have historically financed our operations and capital requirements from internally generated funds and, to a lesser extent, borrowings from external sources. Capital requirements have related principally to acquisitions, the expansion of production capacity and increased working capital needs that have accompanied sales growth.

    Net cash generated by operating activities was $17.4 million for the nine months ended September 30, 1999 compared to a usage of cash of $18.2 million for the nine months ended September 30, 1998. The increase in cash generated by operating activities is primarily due to an increase in net income, a decrease in payments related to the Pulse inspection program and lower inventory levels. Net cash used in investing activities totaled $273.7 million and $160.9 million for the nine months ended September 30, 1999 and 1998, respectively. The greater use of cash for investing relates primarily to increased acquisition activity as we spent $226.1 million and $130.6 million for acquisitions in the nine months ended September 30, 1999 and 1998, respectively. Net cash provided by financing activities was $269.6 million and $68.3 million for the nine months ended September 30, 1999 and 1998, respectively. In the first nine months of 1999, we increased short-term borrowings by $96.6 million, which, along with sales of our common stock of $141.8 million from our initial public offering and exercises of stock options and new long-term debt of $43.9 million, primarily funded the business acquisitions.

In 1998, we issued $75.0 million of new long-term notes, primarily to finance business acquisitions. Internally generated cash flow, along with borrowings under the revolving credit facility, have funded the working capital, capital expenditure and debt service requirements over the last three years.

    We will continue to acquire additional heating and air conditioning Dealers in the U.S. and Canada. These acquisitions will be financed with a combination of cash, stock and debt. As of September 30, 1999, we had acquired 57 Dealers in Canada and 19 in the U.S. for an aggregate purchase price of approximately $164 million and had signed letters of intent to acquire seven additional Canadian Dealers and 25 U.S. Dealers for an aggregate purchase price of approximately $82 million.

    On August 3, 1999, we completed the initial public offering of our common stock. We sold 8,088,490 shares of our common stock and certain selling stockholders sold 411,510 shares at an initial price to the public of $18.75 per share. Net proceeds from the offering were $139.7 million, after deducting estimated expenses and underwriting discounts and commissions. Proceeds from the offering were used to repay a portion of the borrowings under our former revolving credit facility and a term credit facility which terminated upon completion of the offering.

     On March 31, 2000, the Company will purchase the remaining 30% interest in Ets. Brancher for approximately $17 million. In June 1999, we acquired James N. Kirby Pty. Ltd. for approximately $65 million. In addition, approximately $28 million of Kirby's debt was assumed. The purchase price consisted of approximately $16 million in cash, $33 million in deferred payments and 650,430 shares of common stock. The $33 million in deferred payments will be made in installments of approximately $11 million per year over the next three years. This amount may be prepaid. If our common stock does not trade at a price greater than $29.09 per share for five consecutive days from the period from June 2000 to June 2001, then we are obligated to pay the former owners of Kirby the difference between the trading price for the last five days of this period and $29.09 for 577,500 of the shares of common stock.

    Capital expenditures were $53.2 million for the nine months ended September 30, 1999. Capital expenditures for the remainder of the year will relate to production equipment (including tooling), training facilities, leasehold improvements and information systems. The majority of these planned capital expenditures are discretionary. These expenditures will be financed using cash flow from operations and available borrowings under our revolving credit facility.

    At September 30, 1999, we had long-term debt obligations outstanding of $334.9 million. The majority of the long-term debt consists of six issues of notes with an aggregate principal amount of $240.6 million, interest rates ranging from 6.56% to 9.69% and maturities ranging from 2001 to 2008. The notes contain restrictive covenants, including financial maintenance covenants. The Company is in compliance with all of its debt covenants. The Company's debt service requirements (including principal and interest payments) for current outstanding long-term debt are approximately $40 million for all of 1999.

    We have a $300 million revolving credit facility with a syndicate of banks led by Chase Bank of Texas, National Association, as administrative agent, Wachovia Bank, N.A., as syndication agent, and The Bank of Nova Scotia, as documentation agent. The credit facility has restrictive covenants and maintenance tests identical to those in the notes. Borrowings under this credit facility bear interest, at our option, at a rate equal to either (a) the greater of the administrative agent's prime rate or the federal funds rate plus 0.5% or (b) the London Interbank Offered Rate plus a margin equal to 0.5% to 1.125%, depending upon our ratio of total funded debt to EBITDA. The facility requires a commitment fee equal to 0.15% to 0.30% of the unused commitment, depending upon the ratio of total funded debt to EBITDA. This credit facility has a term of five years.

    We have signed an agreement with The Prudential Insurance Company of America which will allow us to borrow up to $100 million in the form of senior notes from time to time within the first three years of the agreement. The minimum amount of notes that can be drawn at any one time will be $10 million and the maturity and interest rate will be selected from alternatives provided by Prudential at the time the notes are issued, up to a maximum maturity of 15 years. The agreement has customary covenants that are substantially similar to those contained in our outstanding series of notes.

    We announced a two-phase stock buy-back plan to repurchase, depending on market conditions and other factors, up to 5 million shares of our common stock. This may include up to 2 million shares before the closing of the acquisition of Service Experts, Inc., with the remainder to be acquired after the closing of the acquisition. Purchases under the share repurchase program will be made on an open-market basis at prevailing market prices. The timing of any repurchases will depend on market conditions, the market price of our common stock, and management's assessment of our liquidity and cash flow needs.

    Management believes that cash flow from operations, as well as available credit facilities, will be sufficient to fund our operations and the ongoing business enterprise endeavors for the foreseeable future. We may pursue additional debt and/or equity financing in connection with acquisitions.

YEAR 2000 COMPLIANCE

    The Year 2000 issue concerns the ability of information technology and non-information technology systems and processes to properly recognize and process date-sensitive information before, during and after December 31, 1999. We have a variety of computer software program applications, computer hardware equipment and other equipment with embedded electronic circuits, including applications used in our financial business systems, manufacturing processes and administrative functions, which are collectively referred to as the "systems." We expect that our systems will be ready for the Year 2000 transition.

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

    In 1994 we began the replacement of all core business systems for our domestic subsidiaries. The purpose of this replacement was to upgrade systems architecture and functionality, improve business integration and implement process improvements. SAP was selected as the enterprise resource for planning ("ERP") system to replace mission critical software and hardware for Lennox Industries, Heatcraft's Heat Transfer and Refrigeration Products Divisions and the Lennox Corporate operations. Fourth Shift was selected as the ERP system for the Electrical Products Division of Heatcraft and is also being implemented for various subsidiaries of Lennox Global. A new version of ROI Manage 2000 was implemented for Armstrong. As of September 30, 1999, all replacements of core business systems for domestic subsidiaries were complete.

    SAP, Fourth Shift and ROI Manage 2000 have certified that these systems are Year 2000 compliant. Hardware, operating systems and databases installed to support these systems are also compliant. Other smaller applications integrated with SAP have been replaced or upgraded with Year 2000 compliant software.

    The implementations of SAP, Fourth Shift and ROI Manage 2000 and the related hardware, operating systems and databases comprise the systems that are most critical to our operations, which are referred to as "critical systems," and address the areas of our business which would have otherwise been significantly affected by the Year 2000. As of September 30, 1999, we were 100% complete with the implementation of the Year 2000 compliance program for all critical systems.

    Our Year 2000 Program also addresses compliance in areas in addition to critical systems, including: voice and data networks, desktop computers, peripherals, EDI, contracted or purchased departmental software, computer controlled production equipment, test stations, building security, transport and heating and air conditioning systems, service providers, key customers and suppliers and Lennox manufactured and purchased products. As of September 30, 1999, we were more than 95% complete with the implementation of the Year 2000 compliance program for all such areas, and we expect to be 100% complete by December 31, 1999.

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

    Our estimated cost to become Year 2000 compliant is approximately $6.4 million, of which we have already spent approximately $4.7 million. All of these expenses will reduce our net income. Of the $6.4 million in total costs, approximately $4.1 million relates to application software, including consulting and training relating to the software, of which approximately $3.5 million has been spent to date. The remaining $2.3 million in total estimated costs relates to infrastructure and hardware, of which approximately $1.2 million has been spent. Of the remaining $1.1 million, $0.6 million relates to a lease agreement and is expected to be expensed over a three-year period. The costs of application and infrastructure changes made for reasons other than the Year 2000 and which were not accelerated are not included in these estimates. We have not deferred any significant information technology projects because of our response to Year 2000 issues. All Year 2000 costs are being funded from our operating cash flows. These costs are generally not incremental to existing information technology budgets.

    The total costs, anticipated impact and the expected dates to complete the various phases of the project are based on our best estimates using assumptions about future events. However, no assurance can be given that actual results will be consistent with such estimates and, therefore, actual costs, completion dates and impact may differ materially from the plans.
See "Forward Looking Information" below.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivatives embedded in other contracts (collectively referred to as derivatives) and for hedging activities. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. We do not believe that the adoption of this pronouncement will have a significant impact on our financial statements.

FORWARD LOOKING INFORMATION

    This Report contains forward-looking statements and information that are based on the beliefs of Lennox's management as well as assumptions made by and information currently available to management. All statements other than statements of historical fact included in this Report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements identified by the words "may," "will," "should," "plan," "predict," "anticipate," "believe," "intend," "estimate" and "expect" and similar expressions. Such statements reflect Lennox's current views with respect to future events, based on what it believes are reasonable assumptions; however, such statements are subject to certain risks, uncertainties and assumptions. These include, but are not limited to, warranty and product liability claims; our ability to successfully complete and integrate acquisitions; our ability to manage new lines of business; the consolidation trend in the HVACR industry; adverse reaction from our customers from our acquisitions or other activities; the impact of the weather on our business; competition in the HVACR business; increases in the prices of components and raw materials; general economic conditions in the U.S. and abroad; labor relations problems; operating risks; environmental risks; and risks related to Year 2000 problems. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those in the forward- looking statements. Lennox disclaims any intention or obligation to update or review any forward-looking statements or information, whether as a result of new information, future events or otherwise.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    The estimated fair values of our financial instruments approximate their respective carrying amounts at September 30, 1999, except as follows (in thousands):

                                                                        FAIR VALUE
                                                                 --------------------------
                                                  CARRYING                        INTEREST
                                                   AMOUNT           AMOUNT          RATE
                                                 ----------      -----------     ----------
    9.69% promissory notes.................      $  24,600        $  26,400          6.75%
    9.53% promissory notes.................         21,000           21,700          6.75

    We have the ability to prepay these notes within the next twelve months.

    Our results of operations can be affected by changes in exchange rates. Net sales and expenses in currencies other than the U.S. dollar are translated into U.S. dollars for financial reporting purposes based on the average exchange rate for the period. During the nine months ended September 30, 1999 and 1998, net sales from outside the U.S. represented 25.6% and 18.2%, respectively, of total net sales. Historically, foreign currency transaction gains (losses) have not had a material effect on our operations.

    We have entered into foreign currency exchange contracts to hedge our investment in Ets. Brancher. We do not engage in currency speculation. These contracts do not subject us to risk from exchange rate movements because the gains or losses on the contracts offset the losses or gains, respectively, on the assets and liabilities of Ets. Brancher. As of September 30,

1999, we had entered into foreign currency exchange contracts with a nominal value of 165.5 million French francs (approximately $27.1 million). These contracts require us to exchange French francs for U.S. dollars at maturity, which is in May 2003, at rates agreed to at inception of the contracts. If the counterparties to the exchange contracts do not fulfill their obligations to deliver the contracted currencies, we could be at risk for any currency related fluctuations.

    From time to time we enter into foreign currency exchange contracts to hedge receivables and payables denominated in foreign currencies. These contracts do not subject us to risk from exchange rate movements because the gains or losses on the contracts offset losses or gains, respectively, on the receivables or payables being hedged. As of September 30, 1999, we had obligations to deliver the equivalent of $20.3 million of various currencies at various dates through July 31, 2000, for which the counterparties to the contracts will pay fixed contract amounts, and obligations to take the equivalent of $3.2 million of various currencies at various dates through December 9, 1999.

    We have contracts with various suppliers to purchase copper and aluminum for use in our manufacturing processes. As of September 30, 1999, we had contracts to purchase 24.3 million pounds of copper through 2000 at fixed prices that average $0.7337 per pound ($17.8 million) and contracts to purchase six million pounds of copper at a variable price equal to a market price over the next 12 months. We also had contracts to purchase 6.9 million pounds of aluminum at prices that average $0.6800 ($4.7 million) over the next 15 months. Additionally, the Company is committed to purchasing 7.2 million pounds of aluminum fin stock at $1.013 per pound ($7.3 million) through 2000. The fair value of these copper and aluminum purchase commitments was an asset of $2.4 million at September 30, 1999.

                          PART II -- OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

    If a stockholder wishes to have a proposal considered for inclusion in Lennox's proxy materials for the 2000 annual meeting of stockholders, the proposal must comply with the Securities and Exchange Commission's proxy rules, be stated in writing and be submitted on or before November 22, 1999. Any proposals should be mailed to Lennox at 2140 Lake Park Blvd., Richardson, Texas 75080, Attention: Corporate Secretary.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit Number                  Description
--------------                  -----------
    *3.1       --Restated Certificate of Incorporation of Lennox
                 (Incorporated herein by reference to Exhibit 3.1 to
                 Lennox's Registration Statement on Form S-1 (Registration
                 No. 333-75725)).

    *3.2       --Amended and Restated Bylaws of Lennox (Incorporated herein by reference to Exhibit 3.2 to Lennox's Registration
                 Statement on Form S-1 (Registration No. 333-75725)).

    *4.1       --Specimen stock certificate for the Common Stock, par value
                 $.01 per share, of Lennox (Incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on
                 Form S-1 (Registration No. 333-75725)).

    10.1       --Master Shelf Agreement, dated as of October 15, 1999,
                 between Lennox and The Prudential Insurance Company of
                 America relating to Senior Notes to be issued in a maximum principal amount of $100,000,000.

    27.1       --Financial Data Schedule.

-------------------

*   Incorporated herein by reference as indicated.

    Reports on Form 8-K

    None.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   LENNOX INTERNATIONAL INC.

Date: November 12, 1999
                                   /s/ Clyde W. Wyant
                                   ------------------------------------
                                   Principal Financial Officer
                                   and Duly Authorized Signatory

                    INDEX TO EXHIBITS

 EXHIBIT
  NUMBER                      DESCRIPTION
 --------                     -----------
    *3.1       --Restated Certificate of Incorporation of Lennox
                 (Incorporated herein by reference to Exhibit 3.1 to
                 Lennox's Registration Statement on Form S-1 (Registration
                 No. 333-75725)).

    *3.2       --Amended and Restated Bylaws of Lennox (Incorporated herein by reference to Exhibit 3.2 to Lennox's Registration
                 Statement on Form S-1 (Registration No. 333-75725)).

    *4.1       --Specimen stock certificate for the Common Stock, par value
                 $.01 per share, of Lennox (Incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on
                 Form S-1 (Registration No. 333-75725)).

    10.1       --Master Shelf Agreement, dated as of October 15, 1999,
                 between Lennox and The Prudential Insurance Company of
                 America relating to Senior Notes to be issued in a maximum principal amount of $100,000,000.

    27.1       --Financial Data Schedule.

-------------------

*   Incorporated herein by reference as indicated.