Form 10-K405
period 1999-12-31
LENNOX INTERNATIONAL INC
filed 2000-03-27
CIK 1069202

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K
                 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                        COMMISSION FILE NUMBER 001-15149

                           LENNOX INTERNATIONAL INC.
             (Exact name of Registrant as specified in its charter)

                DELAWARE                                  42-0991521
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                 Identification Number)

                              2140 LAKE PARK BLVD.
                            RICHARDSON, TEXAS 75080
          (Address of principal executive offices, including zip code)

      (Registrant's telephone number, including area code): (972) 497-5000

          Securities Registered Pursuant to Section 12(b) of the Act:

                          COMMON STOCK, $.01 PAR VALUE

        Securities Registered Pursuant to Section 12(g) of the Act: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 1, 2000, there were 57,210,741 shares of the registrant's Common Stock outstanding, and the aggregate market value of the Common Stock held by non-affiliates of the registrant was $375,094,012 based on the closing price of the Common Stock on the New York Stock Exchange Composite Transactions on such date.*

                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1999 (the "1999 Annual Report to Stockholders") are incorporated by reference into Part I and Part II of this Annual Report on Form 10-K where indicated.

(2) Portions of the registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2000 annual meeting of stockholders (the "Proxy Statement") are incorporated herein by reference into Part III of this Report. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year ended December 31, 1999.
---------------

* Excludes the Common Stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the Common Stock outstanding at March 1, 2000. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           LENNOX INTERNATIONAL INC.

                                   FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                     INDEX

                                                                          PAGE
                                                                          ----
PART I
  ITEM 1.   Business....................................................     1
  ITEM 2.   Properties..................................................    13
  ITEM 3.   Legal Proceedings...........................................    15
  ITEM 4.   Submission of Matters to a Vote of Security Holders.........    15
PART II
  ITEM 5.   Market for Registrant's Common Stock and Related Stockholder
            Matters.....................................................    15
  ITEM 6.   Selected Financial Data.....................................    15
  ITEM 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................    15
  ITEM 7A.  Quantitative and Qualitative Disclosures about Market
            Risk........................................................    15
  ITEM 8.   Financial Statements and Supplementary Data.................    15
  ITEM 9.   Changes In and Disagreements With Accountants on Accounting
            and Financial Disclosure....................................    16
PART III
  ITEM 10.  Directors and Executive Officers of the Registrant..........    16
  ITEM 11.  Executive Compensation......................................    16
  ITEM 12.  Security Ownership of Certain Beneficial Owners and
            Management..................................................    16
  ITEM 13.  Certain Relationships and Related Transactions..............    16
PART IV
  ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form
            8-K.........................................................    16

                                     PART I

ITEM 1. BUSINESS

THE COMPANY

     Lennox International Inc. (including its subsidiaries, "Lennox" or the "Company") is a leading global provider of climate control solutions. The Company designs, manufactures and markets a broad range of products for the heating, ventilation, air conditioning and refrigeration ("HVACR") markets. The Company's products are sold under well-established brand names including "Lennox", "Armstrong Air", "Ducane", "Bohn", "Larkin", "Heatcraft", "Advanced Distributor Products" and others. The Company is also one of the largest manufacturers in North America of heat transfer products, such as evaporator coils and condenser coils. The Company has leveraged its expertise in heat transfer technology, which is critical to the efficient operation of any heating or cooling system, to become an industry leader known for its product innovation and the quality and reliability of its products. The Company is also a leader in the growing market for hearth products, which includes pre-fabricated fireplaces and related products. Historically, the Company has sold its "Lennox" brand of residential heating and air conditioning products directly to a network of installing dealers, which currently numbers approximately 6,500, making it the largest wholesale distributor of these products in North America. In September 1998, the Company initiated a program to acquire dealers in metropolitan areas in the United States and Canada so that it can provide heating and air conditioning products and services directly to consumers. The Company greatly expanded this program with the acquisition of Service Experts, Inc. in January 2000, bringing the total of Company-owned dealerships to approximately 220.

     Shown below are the Company's four business segments, the key products and brand names within each segment and 1999 net sales by segment. The North American residential segment also includes installation, maintenance and repair services performed by Company-owned dealers. Segment financial data for the years 1997 through 1999, including financial information about foreign and domestic operations, is included in Note 4 of the Notes to Consolidated Financial Statements on pages 39 through 40 of the Company's 1999 Annual Report to Stockholders.

SEGMENT                    PRODUCTS                        BRAND NAMES            1999 NET SALES
-------                    --------                        -----------            --------------
                                                                                  (IN MILLIONS)
North American  Furnaces, heat pumps, air        Lennox, Armstrong Air,              $1,361.6
  residential   conditioners, packaged heating   Air-Ease, Concord, Magic-Pak,
                and cooling systems and related  Ducane, Advanced Distributor
                products; pre-fabricated         Products, Superior, Marco,
                fireplaces, free standing        Whitfield and Security Chimneys
                stoves, fireplace inserts and
                accessories
Commercial air  Unitary air conditioning and     Lennox, Alcair and Janka               452.8
  conditioning  applied systems
Commercial      Chillers, condensing units,      Bohn, Friga-Bohn, Larkin,              327.3
                unit coolers, fluid coolers,     Climate Control, Chandler
 refrigeration  air cooled condensers and air    Refrigeration, Kirby, Muller
                handlers                         and Lovelock
Heat transfer   Heat transfer coils, other heat  Heatcraft, Friga-Bohn, Kirby           220.0
                transfer products, and           and Muller
                equipment and tooling to
                manufacture coils
                                                                                     --------
                                                 Total                               $2,361.7
                                                                                     ========

     The Company was founded in 1895 in Marshalltown, Iowa when Dave Lennox, who owned a machine repair business for the railroads, successfully developed and patented a riveted steel coal-fired furnace which was substantially more durable than the cast iron furnaces used at the time. By 1904, the manufacture of these furnaces had grown into a significant business and was diverting the Lennox Machine Shop from its core business. As a result, in 1904, a group of investors headed by D.W. Norris bought the furnace business and named it the Lennox Furnace Company. Over the years, D.W. Norris ensured that ownership of the Company was distributed to all generations of his family, and currently approximately sixty percent of the Company's ownership is broadly distributed among approximately 110 descendants of or persons otherwise related to D.W. Norris. In 1991, the Company reincorporated as a Delaware corporation. On August 3, 1999, the Company completed the initial public offering of its common stock.

     In 1999, the Company expanded its hearth products line through the acquisition of Security Chimneys International, Ltd. In May 1999, the Company acquired Livernois Engineering Holding Company and related patents. Livernois produces heat transfer manufacturing equipment for the HVACR and automotive industries. The Company acquired James N. Kirby Pty. Ltd., an Australian company that participates in the commercial refrigeration and heat transfer markets in Australia, in June 1999. In October 1999, the Company acquired substantially all of the assets of the air conditioning and heating division of The Ducane Company, Inc. based in South Carolina. This acquisition gives the Company additional capacity to manufacture heating and air conditioning products. In January 2000, the Company completed the acquisition of Service Experts, Inc. in exchange for approximately 12.2 million shares of Lennox common stock and the assumption of $160 million of debt. Service Experts provides residential heating, ventilation and air conditioning ("HVAC") services and replacement equipment through approximately 120 dealers in approximately 36 states. The success of the Service Experts acquisition, along with the Company's other acquisitions, will depend upon the Company's ability to integrate these businesses into its business without substantial costs, delays or other operational or financial difficulties. In addition, the operation of HVAC dealers is a new line of business for the Company for which it has limited experience.

  Forward Looking Statements

     This Annual Report on Form 10-K ("Form 10-K") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based upon management's beliefs, as well as assumptions made by and information currently available to management. All statements other than statements of historical fact included in this Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements identified by the words "may," "will," "should," "plan," "predict," "anticipate," "believe," "intend," "estimate" and "expect" and similar expressions. Such statements reflect the current views of Lennox with respect to future events, based on what it believes are reasonable assumptions; however, such statements are subject to certain risks, uncertainties and assumptions. These include, but are not limited to, warranty and product liability claims; the Company's ability to successfully complete and integrate acquisitions; the Company's ability to manage new lines of business; the consolidation trend in the HVACR industry; adverse reaction from the Company's customers from its acquisitions or other activities; the impact of the weather on the Company's business; competition in the HVACR business; increases in the prices of components and raw materials; general economic conditions in the U.S. and abroad; labor relations problems; operating risks; and environmental risks. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those in the forward-looking statements. The Company disclaims any intention or obligation to update or review any forward-looking statements or information, whether as a result of new information, future events or otherwise.

GROWTH STRATEGY

     The Company's growth strategy is designed to capitalize on its competitive strengths in order to expand its market share and profitability in the worldwide HVACR markets. The key elements of this strategy include:

  Expand Market in North America

     The Company's program to acquire heating and air conditioning dealers in the United States and Canada represents a new direction for the heating and air conditioning industry because, to its knowledge, no other major manufacturer has made a significant investment in retail distribution. This strategy will enable the Company to extend its distribution directly to the consumer, thereby permitting it to participate in the revenues and margins available at the retail level while strengthening and protecting its brand equity. The Company believes that the retail sales and service market represents a significant growth opportunity because this market is large and highly fragmented. The retail sales and service market in the United States is comprised of over 30,000 dealers. The Company started this program in September 1998, and as of December 31, 1999, it had acquired 60 dealers in Canada and 33 in the United States for an aggregate purchase price of approximately $241 million and had signed letters of intent to acquire 5 additional Canadian and 18 United States dealers for an aggregate purchase price of approximately $59 million. The acquisition of Service Experts in January 2000 greatly accelerated this program by adding approximately 120 dealers in approximately 36 states. The Company believes its long history of direct relationships with its dealers through the one-step distribution system and the resulting knowledge of local markets will give it advantages in identifying and acquiring suitable candidates. The Company has assembled an experienced management team to administer the dealer operations, and the Company has developed a portfolio of training programs, management procedures and goods and services that it believes will enhance the quality, effectiveness and profitability of dealer operations.

     In addition to its acquisition program, the Company has initiated a program to strengthen its independent dealer network by providing all dealers with a broad array of services and support. Participants in the Company's associate dealer program receive retirement and other benefits in exchange for agreeing that at least 75% of their residential heating and air conditioning purchases will be of the Company's products and for granting the Company a right of first refusal to acquire their businesses. As of December 31, 1999, over 1,500 dealers in the United States and Canada had joined the Company's associate dealer program. All independent dealers, including participants in the associate dealer program, are provided with access to the Company-sponsored volume purchasing programs with third parties for goods and services used in their businesses. Additionally, Contractors Success Group, a wholly owned subsidiary acquired in January 2000 as part of the Service Experts acquisition, offers proprietary products and marketing, management, educational and advisory services to dealers (including Lennox-owned dealers) which are members of Contractors Success Group in exchange for specified fees.

     The Company also intends to increase its market share in North America by:

     - selectively expanding its "Lennox" independent dealer network;

     - promoting the cross-selling of its "Armstrong Air," "Aire-Flo" and other residential heating and air conditioning brands to its existing network of "Lennox" dealers as a second line;

     - promoting the cross-selling of its hearth products to its "Lennox" dealer base;

     - expanding the geographic market for the "Armstrong Air" brand of residential heating and air conditioning products from its traditional presence in the Northeast and Central United States to the southern and western portions of the United States;

     - exploiting the fragmented third-party evaporator coil market; and

     - pursuing complementary acquisitions that expand its product offerings or geographic presence.

  Increase Presence in Hearth Products Market

     The Company manufactures and sells one of the broadest lines of hearth products in North America, offering multiple brands of hearth products at a range of price points. The Company believes that this broad product line will allow it to compete successfully in the hearth products market since many distributors prefer to concentrate their product purchases with a limited number of suppliers. The Company believes that it can increase its penetration of this market by selling in the traditional hearth products distribution channels and through its historical HVAC distribution channels. Many of Lennox's heating and air conditioning dealers have begun to expand their product offerings to include hearth products.

  Exploit International Opportunities

     Worldwide demand for residential and commercial heating, air conditioning, refrigeration and heat transfer products is increasing. The Company believes that the increasing international demand for these products presents substantial opportunities, especially in emerging markets and particularly for heat transfer and refrigeration products. An example is the increasing use of refrigeration products to preserve perishables including food products in underdeveloped countries. Refrigeration products generally have the same design and applications globally. To take advantage of international opportunities, the Company has made substantial investments in manufacturing facilities in Europe, Latin America and Asia Pacific through acquisitions, including James N. Kirby Pty. Ltd. and a 70% interest in Ets. Brancher. The Company's international sales have grown from $112.0 million in 1996 to $631.3 million in 1999. The Company intends to continue to focus on expanding its international operations through acquisitions and internal growth to take advantage of international growth opportunities. The Company is also investing additional resources in its international operations with the goal of achieving manufacturing and distribution efficiencies comparable to that of its North American operations.

  Technology and Product Innovation

     An important part of Lennox's growth strategy is to continue to invest in research and new product development. The Company has designated a number of its facilities as "centers for excellence" that are responsible for the research and development of core competencies vital to its success, such as combustion technology, vapor compression, heat transfer and low temperature refrigeration. Technological advances are disseminated from these "centers for excellence" to all of Lennox's operating divisions.

PRODUCTS

  North American Residential Products and Services

     Heating and Air Conditioning Products. The Company manufactures and markets a broad range of furnaces, heat pumps, air conditioners, packaged heating and cooling systems and related products. These products are available in a variety of product designs and efficiency levels at a range of price points intended to provide a complete line of home comfort systems for both the residential replacement and new construction markets. The Company markets these products through multiple brand names. In addition, Lennox manufactures zoning controls, thermostats and a complete line of replacement parts. The Company believes that by maintaining a broad product line with multiple brand names, it can address different market segments and penetrate multiple distribution channels.

     The Company's Advanced Distributor Products division builds evaporator coils, unit heaters and air handlers under the "ADP" brand as well as the "Lennox" and "Armstrong Air" brands. This division supplies the Company with components for its heating and air conditioning products and produces evaporator coils to be used in connection with competitors' heating and air conditioning products and as an alternative to such competitors' brand name components. The Company started this business in 1993 and has been able to achieve an approximate 20% share of this market for evaporator coils through the application of its technological and manufacturing skills.

     Hearth Products. The Company believes that it is the only North American HVACR manufacturer that also designs, manufactures and markets residential hearth products. The Company's hearth products include prefabricated gas and wood burning fireplaces, free standing pellet and gas stoves, fireplace inserts, gas logs and accessories. Many of the fireplaces are built with a blower or fan option and are efficient heat sources as well as attractive amenities to the home. The Company currently markets its hearth products under the "Lennox", "Superior", "Marco", "Whitfield", "Earth Stove", and "Security Chimneys" brand names. The Company believes that its strong relationship with its dealers and its brand names will assist in selling into this market.

     Retail Service. Through Company-owned dealers in the United States and Canada, the Company provides installation, maintenance, repair and replacement services for heating and air conditioning systems directly to both residential and light commercial customers. Installation services include the installation of heating and air conditioning systems in new construction and the replacement of existing systems. Other services include preventative maintenance, emergency repairs and the replacement of parts associated with heating and air conditioning systems. The Company also sells a wide range of mechanical and electrical equipment, parts and supplies in connection with these services.

  Commercial Air Conditioning

     The Company manufactures and sells commercial air conditioning equipment in North America, Europe, Asia Pacific and South America.

     North America. In the North American commercial markets, the Company's air conditioning equipment is used in applications such as low rise office buildings, restaurants, retail and supermarket centers, churches and schools. The Company's product offerings for these applications include rooftop units which range from two to 30 tons of cooling capacity and split system/air handler combinations which range from two to 20 tons. In North America, the Company sells unitary equipment as opposed to larger applied systems. The Company's L Series was introduced in 1995 and has been well received by the national accounts market where it is sold to restaurants, mass merchandisers and other retail outlets. The Company believes that this product's success is attributable to its efficiency, design flexibility, low life cycle cost, ease of service and advanced control technology.

     International. The Company competes in the commercial air conditioning market in Europe through its ownership of 70% of Ets. Brancher and its operating subsidiaries. The Company has agreed to buy the remaining 30% interest in Ets. Brancher during the first half of 2000 for 102.5 million French francs, or approximately $17 million. Lennox France manufactures and sells unitary products which range from two to 30 tons and applied systems which range up to 500 tons. Lennox's European products consist of chillers, air handlers, fan coils and large rooftop units and serve medium rise buildings, shopping malls, other retail and entertainment buildings, institutional applications and other field engineered applications. Lennox manufactures its air conditioning products in several locations throughout Europe, including sites in the United Kingdom, France, Holland and Spain, and markets such products through various distribution channels in these countries and in Italy, Germany, Belgium, the Czech Republic, Eastern Europe and the Middle East.

     In Australia the Company distributes its residential and light commercial heating and air conditioning products manufactured in North America and also manufactures commercial heating and air conditioning products (packaged and split systems) ranging in size from two to 60 tons.

     Through its 50% owned Fairco joint venture in Argentina, the Company manufactures split system heating and air conditioning products and a limited range of L Series commercial air conditioning products for sale in Argentina, Chile and the surrounding Mercosur trading zone, which includes Brazil, Argentina, Bolivia, Paraguay and Uruguay.

  Commercial Refrigeration

     North America. The Company is one of the leading manufacturers of commercial refrigeration products in North America. The Company's refrigeration products include chillers, condensing units, unit coolers, fluid coolers, air cooled condensers and air handlers. The Company's refrigeration products are sold for cold storage applications to preserve food and other perishables. These products are used by supermarkets, convenience stores, restaurants, warehouses and distribution centers. As part of its sale of commercial refrigeration products, the Company routinely provides application engineering for consulting engineers, contractors and others.

     International. Lennox manufactures and markets refrigeration products through manufacturing facilities and joint ventures located in France, Italy and Spain. The Company's refrigeration products include small chillers, unit coolers, air cooled condensers, fluid coolers and refrigeration racks. These products are sold to distributors, installing contractors and original equipment manufacturers.

     The Company also owns 50% of a joint venture in Mexico that produces unit coolers and condensing units of the same design and quality as those manufactured by the Company in the United States. Since this venture produces a smaller range of products, the product line is complemented with imports from the United States which are sold through the joint venture's distribution network. Sales are made in Mexico to wholesalers, installing contractors and original equipment manufacturers. As production volumes increase, there exists the potential to export some of the high labor content products from the joint venture into North America and Latin America.

     The Company owns an 84% interest in Heatcraft do Brasil S.A., a Brazilian company that manufactures condensing units and unit coolers. The Company believes this joint venture gives it the leading market share for commercial refrigeration products in its served markets in Brazil.

     The Company acquired the assets of Lovelock Luke Pty. Limited, a distributor of refrigeration and related equipment in Australia. This acquisition gives the Company an established commercial refrigeration business in Australia.

     In June 1999, the Company acquired James N. Kirby Pty. Ltd. for approximately $65 million. Kirby is an Australian company that manufactures commercial refrigeration and heat transfer products in Australia and distributes commercial refrigeration equipment through its own and Lovelock's distribution network. Kirby also designs and manufactures precision machining stations primarily for the automobile industry. The Kirby acquisition provides a technological and manufacturing base for the growth of the Company's commercial refrigeration and heat transfer business in the Asia Pacific region.

  Heat Transfer

     The Company is one of the largest manufacturers of heat transfer components, including coils, in the United States, Europe, Australia, Mexico and Brazil. These products are used primarily by original equipment manufacturers of residential and commercial air conditioning products, transportation air conditioning and refrigeration systems, and commercial refrigeration products. A portion of the Company's original equipment manufacturer coils are produced for use in its residential and commercial HVACR products. The Company also produces private label replacement coils for use in other manufacturers' HVACR equipment. The Company believes that the engineering expertise of its sales force, combined with its flexible manufacturing processes and systems, provide it with an advantage in the application engineering, designing and manufacturing of these products for its customers. Advanced computer software enables the Company to predict with a high degree of accuracy the performance of complete air conditioning and refrigeration systems.

     In addition to supplying the original equipment manufacturer market, the Company also produces replacement coils for large commercial air conditioning, heating and industrial processing systems. Many of these coils are specially designed for particular systems and in the event of a failure may need to be replaced quickly. The Company is the industry leader in this market and has designed its manufacturing processes and systems in North America so that it can deliver custom coils within 48 hours of receipt of an order. This premium service enables the Company to receive superior prices and generate attractive margins.

     The Company also designs and manufactures the equipment and tooling necessary to produce coils. The Company uses such equipment and tooling in its manufacturing facilities and sells it to third parties. Typically, there is a long lead time between the initial order and receipt for this type of equipment and tooling from third parties. Since the Company has the ability to quickly produce the equipment and tooling necessary to manufacture heat transfer products and systems, it can accelerate the international growth of its heat transfer products segment. The Company also supplies heat transfer manufacturing equipment to the automotive industry through Livernois.

     In addition to manufacturing heat transfer products in the North American market, the Company produces coils in the Czech Republic for the European market. The Company's joint venture in Mexico produces evaporator and condenser coils for use in that country and for export to the Caribbean and the United States. The Company's Brazilian joint venture manufactures heat transfer coils that are sold to both HVACR manufacturers and automotive original equipment manufacturers in Brazil.

MARKETING AND DISTRIBUTION

     The Company manages numerous distribution channels for its products in order to better penetrate the HVACR market. Generally, the Company's products are sold through a combination of distributors, independent and company-owned dealers, wholesalers, manufacturers' representatives, original equipment manufacturers and national accounts. The Company has also established separate distribution networks in each country in which it conducts operations. The Company deploys dedicated sales forces across all its business segments and brands in a manner designed to maximize the ability of each sales force to service its particular distribution channel. To maximize enterprise-wide effectiveness, the Company has active cross-functional and cross-organizational teams working on issues such as pricing and coordinated approaches to product design and national account customers with interests cutting across business segments.

     A principal example of the competitive strength of the Company's marketing and distribution strategy is in the North American residential heating and air conditioning market, in which it uses three distinctly different distribution approaches -- the one-step distribution system, the two-step distribution system and sales made directly to consumers through Company-owned dealers. The Company markets and distributes its "Lennox" and "Aire-Flo" brands of heating and air conditioning products directly to approximately 6,500 independent dealers that install these products.

     The Company distributes its "Armstrong Air", "Air-Ease", "Concord," "Ducane" and "Magic-Pak" brands of residential heating and air conditioning products through the traditional two-step distribution process whereby it sells its products to distributors who, in turn, sell the products to a local installing dealer. Accordingly, by using multiple brands and distribution channels, the Company is able to better penetrate the North American residential heating and air conditioning market. In addition, the Company has begun to acquire or establish distributors in key strategic areas when a satisfactory relationship with an independent distributor is not available.

     In addition, the Company provides heating and air conditioning products and services directly to consumers through Company-owned dealers.

     Through the years, the "Lennox" brand has become synonymous with the "Dave Lennox" image, which is utilized in national television and print advertising as well as in numerous locally produced dealer ads, open houses and trade events, and is easily the best recognized advertising icon in the heating and air conditioning industry.

MANUFACTURING

     The Company operates 18 manufacturing facilities in the United States and Canada and 21 outside the United States and Canada. These plants range from small manufacturing facilities to large 1,000,000 square foot facilities in Grenada, Mississippi and Marshalltown, Iowa. In its facilities most impacted by seasonal demand, the Company manufactures both heating and air conditioning products to smooth seasonal production demands and maintain a relatively stable labor force. The Company is generally able to hire temporary employees to meet changes in demand.

PURCHASING

     The Company relies on various suppliers to furnish the raw materials and components used in the manufacture of its products. To maximize its buying power in the marketplace, the Company utilizes a "purchasing council" that consolidates purchases of its entire domestic requirements of particular items across all business segments. The purchasing council generally concentrates its purchases for a given material or component with one or two suppliers, although the Company believes that there are alternative suppliers for all of its key raw material and component needs. Compressors, motors and controls constitute the Company's most significant component purchases, while steel, copper and aluminum account for the bulk of the Company's raw material purchases. Although most of the compressors used by the Company are purchased directly from major compressor manufacturers, the Company owns a 24.5% interest in a joint venture to manufacture compressors in the one and one-half to seven horsepower range. The Company expects that this joint venture, which began limited production in April 1998, will be capable of providing the Company with a substantial portion of its compressor requirements in the residential air conditioning market after achieving full production levels, which is expected in 2001.

     The Company attempts to minimize the risk of price fluctuations in key components by entering into contracts, typically at the beginning of the year, which generally provide for fixed prices for its needs throughout the year. In instances where the Company is unable to pass on to its customers increases in the costs of copper and aluminum, the Company enters into forward contracts for the purchase of such materials. Increases in the prices of raw materials or components or problems in their availability could depress the Company's sales or increase the costs of the Company's products.

INFORMATION SYSTEMS

     The Company's North American operations are supported by enterprise business systems which support all core business processes. Enterprise business systems are designed to enhance the continuity of operations, ensure appropriate controls, and support timely and efficient decision making. The Company's two largest operating divisions, Lennox Industries and Heatcraft, have installed the SAP enterprise business software system. A version of ROI Manage 2000 was implemented for Armstrong.

TECHNOLOGY AND RESEARCH AND DEVELOPMENT

     The Company supports an extensive research and development program focusing on the development of new products and improvements to its existing product lines. The Company spent an aggregate of $39.1 million, $33.3 million and $25.4 million on research and development during 1999, 1998 and 1997, respectively. As of December 31, 1999, the Company employed approximately 440 persons dedicated to research and development activities. The Company has a number of research and development facilities located around the world, including a limited number of "centers for excellence" that are responsible for the research and development of particular core competencies vital to its business, such as combustion technology, vapor compression, heat transfer and low temperature refrigeration.

     The Company uses advanced, commercially available computer-aided design, computer-aided manufacturing, computational fluid dynamics and other sophisticated software not only to streamline the design and manufacturing processes, but also to give it the ability to run complex computer simulations on a product design before a working prototype is created. The Company operates a full line of metalworking equipment and advanced laboratories certified by applicable industry associations.

PATENTS AND TRADEMARKS

     The Company holds numerous patents that relate to the design and use of its products. The Company considers these patents important, but no single patent is material to the overall conduct of its business. The Company's policy is to obtain and protect patents whenever such action would be beneficial to it. No patent which the Company considers material will expire in the next five years. The Company owns several trademarks that it considers important in the marketing of its products, including Lennox(R), Heatcraft(R), CompleteHeat(R), Raised Lance(TM), Larkin(TM), Climate Control(TM), Chandler Refrigeration(R), Bohn(R), Advanced Distributor Products(R), Armstrong Air(TM), Aire-Flo(TM), Air-Ease(R), Concord(R), Magic-Pak(R), Superior(TM), Marco(R), Whitfield(R), Security Chimneys(R), Janka(TM), Alcair(TM), Ducane(TM) and Friga-Bohn(TM). These trademarks have no fixed expiration dates and the Company believes its rights in these trademarks are adequately protected.

COMPETITION

     Substantially all of the markets in which the Company participates are highly competitive. The most significant competitive factors facing the Company are product reliability, product performance, service and price, with the relative importance of these factors varying among its product lines. In addition, the Company faces competition from independent dealers and dealers owned by consolidators and utility companies. The Company's competitors may have greater financial and marketing resources than it has. Listed below are some of the companies that the Company views as its main manufacturing competitors in each segment the Company serves, with relevant brand names, when different than the company name, shown in parentheses.

     - North American residential -- United Technologies Corporation (Carrier); Goodman Manufacturing Company (Janitrol, Amana); American Standard Companies Inc. (Trane); York International Corporation; Hearth Technologies Inc. (Heatilator); and CFM Majestic, Inc. (Majestic).

     - Commercial air conditioning -- United Technologies Corporation (Carrier); American Standard Companies Inc. (Trane); York International Corporation; Daikin Industries, Ltd.; and McQuay International.

     - Commercial refrigeration -- United Technologies Corporation (Ardco Group); Tecumseh Products Co.; Copeland Corporation; and Hussmann International Inc. (Krack).

     - Heat transfer -- Modine Manufacturing Company and Super Radiator Coils.

EMPLOYEES

     As of March 1, 2000, the Company employed approximately 22,650 employees, approximately 3,950 of which were represented by unions. The number of hourly workers the Company employs during the course of the year may vary in order to match its labor needs during periods of fluctuating demand. The Company believes that its relationships with its employees are generally good.

     Within the United States, the Company has eight manufacturing facilities and five distribution centers, along with its North American Parts Center in Des Moines, Iowa, with collective bargaining agreements ranging from three to eight years in length. The five distribution centers are covered by a single contract that expires in 2001. Two collective bargaining agreements expire in 2000 -- Burlington, Washington and Atlanta, Georgia -- and three expire in
2002 -- Bellevue, Ohio, Danville, Illinois and Union City, Tennessee. Outside of the United States, the Company has 13 significant facilities that are represented by unions. The four agreements for Lennox France have no fixed expiration date. The agreement at the Company's facility in Burgos, Spain expires in 2000, the agreement at its facility in Toronto, Ontario expires in 2001, and the agreement at its facility in Laval, Quebec expires in 2002. The Company believes that its relationships with the unions representing its employees are generally good, and does not anticipate any material adverse consequences resulting from negotiations to renew these agreements.

REGULATION

     The Company's operations are subject to evolving and often increasingly stringent federal, state, local and international laws and regulations concerning the environment. Environmental laws that affect or could affect the Company's domestic operations include, among others, the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation, and Liability Act, the Occupational Safety and Health Act, the National Environmental Policy Act, the Toxic Substances Control Act, any regulations promulgated under these acts and various other Federal, state and local laws and regulations governing environmental matters. The Company believes it is in substantial compliance with such existing environmental laws and regulations. The Company's non-United States operations are also subject to various environmental statutes and regulations. Generally, these statutes and regulations impose operational requirements that are similar to those imposed in the United States. The Company believes it is in substantial compliance with applicable non-United States environmental statutes and regulations.

     Refrigerants. In the past decade, there has been increasing regulatory and political pressure to phase out the use of certain ozone depleting substances, including hydrochlorofluorocarbons, which are sometimes referred to as "HCFCs". This development is of particular importance to the Company and its competitors because of the common usage of HCFCs as refrigerants for air conditioning and refrigeration equipment. As discussed below, the Company does not believe that implementation of the phase out schedule for HCFCs contained in the current regulations will have a material adverse effect on its financial position or results of operations. The Company does believe, however, that there will likely be continued pressure by the international environmental community for the United States and other countries to accelerate the phase out schedule. The Company has been an active participant in the ongoing international dialogue on these issues and believes that it is well positioned to react to any changes in the regulatory landscape.

     In September 1987, the United States became a signatory to an international agreement titled the Montreal Protocol on Substances that Deplete the Ozone Layer. The Montreal Protocol requires its signatories to phase out HCFCs on an orderly basis. All countries in the developed world have become signatories to the Montreal Protocol. The manner in which these countries implement the Montreal Protocol and regulate HCFCs differs widely.

     The 1990 U.S. Clean Air Act amendments implement the Montreal Protocol by establishing a program to limit the production, importation and use of specified ozone depleting substances, including HCFCs currently used as refrigerants by the Company and its competitors. Under the Clean Air Act and implementing regulations, all HCFCs must be phased out between 2010 and 2030. The Company believes that these regulations as currently in effect will not have a material adverse effect on its operations. Nonetheless, as the supply of virgin and recycled HCFCs falls, it will be necessary to address the need to substitute permitted substances for HCFCs. Further, the United States is under pressure from the international environmental community to accelerate the current 2030 deadline for phase out of HCFCs. An accelerated phase out schedule could adversely affect the Company's future financial results and the industry generally.

     The Company, together with major chemical manufacturers, are continually in the process of reviewing and addressing the potential impact of refrigerant regulations on its products. The Company believes that the combination of products that presently utilize HCFCs, and products in the field which can be retrofitted to alternate refrigerants, provide a complete line of commercial and industrial products. Therefore, the Company does not foresee any material adverse impact on its business or competitive position as a result of the Montreal Protocol, the 1990 Clean Air Act amendments or their implementing regulations. However, the Company believes that the implementation of severe restrictions on the production, importation or use of refrigerants the Company employs in larger quantities or acceleration of the current phase out schedule could have such an impact on the Company and its competitors.

     The Company is subject to appliance efficiency regulations promulgated under the National Appliance Energy Conservation Act of 1987, as amended, and various state regulations concerning the energy efficiency of its products. The Company has developed and is developing products which comply with National Appliance Energy Conservation Act regulations, and does not believe that such regulations will have a material adverse effect on its business. The United States Department of Energy began in 1998 its review of national standards for comfort products covered under National Appliance Energy Conservation Act. It is anticipated that the National Appliance Energy Conservation Act regulations requiring manufacturers to phase in new higher efficiency products will not take effect prior to 2006. The Company believes it is well positioned to comply with any new standards that may be promulgated by the Department of Energy and does not foresee any adverse material impact from a National Appliance Energy Conservation Act standard change.

     Remediation Activity. In addition to affecting the Company's ongoing operations, applicable environmental laws can impose obligations to remediate hazardous substances at its properties, at properties formerly owned or operated by the Company and at facilities to which it sent or sends waste for treatment or disposal.

     The Company's Grenada facility is subject to an administrative order issued by the Mississippi Department of Environmental Quality under which the Company will conduct groundwater remediation. The Company has established a $1.7 million reserve to cover costs of remediation at the Grenada facility and possible costs associated with remediation activities at the Company's Danville facility. The Company is aware of contamination at some of its other facilities, however, the Company does not believe that future remediation costs, if any, at such facilities will be material.

     During environmental due diligence for a plant the Company acquired in 1999 in Blackville, South Carolina, the Company learned of soil and groundwater contamination at the site which requires further assessment and possible remediation. These projects are being conducted and funded by the prior owner of the facility, under contractual obligations pursuant to which the Company acquired the facility. The Company has no reason to believe that the prior owner will not continue to conduct and pay for the required assessments and remediation. However, if the prior owner refuses to meet its contractual obligations, the Company would be required to complete the remediation. The prior owner of the Blackville site has provided a letter of credit in the amount of $700,000 to secure its obligations for assessment and remediation.

     From time to time the Company has received notices that it is a potentially responsible party along with other potentially responsible parties in Superfund proceedings for cleanup of hazardous substances at certain sites to which the potentially responsible parties are alleged to have sent waste. Based on the facts presently known, the Company does not believe that environmental cleanup costs associated with any Superfund sites where the Company has received notice that it is a potentially responsible party will have a material adverse effect on its financial position or results of operations.

     Dealer operations. The heating and air conditioning dealers acquired in the United States and Canada will be subject to various federal, state and local laws and regulations, including:

     - permitting and licensing requirements applicable to service technicians in their respective trades;

     - building, heating, ventilation, air conditioning, plumbing and electrical codes and zoning ordinances;

     - laws and regulations relating to consumer protection, including laws and regulations governing service contracts for residential services; and

     - laws and regulations relating to worker safety and protection of the environment.

     A large number of state and local regulations governing the residential and commercial maintenance services trades require various permits and licenses to be held by individuals. In some cases, a required permit or license held by a single individual may be sufficient to authorize specified activities for all of the Company's service technicians who work in the geographic area covered by the permit or license.

EXECUTIVE OFFICERS OF THE COMPANY

     The executive officers of the Company, their present positions and their ages are as follows:

NAME                                AGE                        POSITION
----                                ---                        --------
John W. Norris, Jr. ..............  64    Chairman of the Board and Chief Executive Officer
H. E. French......................  58    President and Chief Operating Officer, Heatcraft
                                          Inc.
Robert E. Schjerven...............  57    President and Chief Operating Officer, Lennox
                                            Industries Inc.
Michael G. Schwartz...............  41    President and Chief Operating Officer, Armstrong
                                          Air Conditioning Inc.
Harry J. Ashenhurst...............  51    Executive Vice President, Human Resources and
                                            Administration
Scott J. Boxer....................  49    Executive Vice President, Lennox Global Ltd. and
                                            President, European Operations
Carl E. Edwards, Jr. .............  58    Executive Vice President, General Counsel and
                                          Secretary
W. Lane Pennington................  44    Executive Vice President, Lennox Global Ltd. and
                                            President, Asia Pacific Operations
Clyde W. Wyant....................  61    Executive Vice President, Chief Financial Officer
John J. Hubbuch...................  57    Vice President, Controller and Chief Accounting
                                          Officer
Scott E. Messel...................  41    Vice President and Corporate Treasurer

     The following biographies describe the business experience of the Company's executive officers.

     John W. Norris, Jr. was elected Chairman of the board of directors of the Company in 1991. He has served as a director of the Company since 1966. After joining the Company in 1960, Mr. Norris held a variety of key positions including Vice President of Marketing, President of Lennox Industries (Canada) Ltd., a subsidiary of the Company, and Corporate Senior Vice President. He became President of the Company in 1977 and was appointed President and Chief Executive Officer of the Company in 1980. Mr. Norris is on the board of directors of the Air-Conditioning & Refrigeration Institute of which he was chairman in 1986. He is also an active board member of the Gas Appliance Manufacturers Association, where he was Chairman from 1980 to 1981. He also serves as a director of AmerUs Life Holdings, Inc., a life insurance and annuity company, and Metroplex Regional Advisory Board of Chase Bank of Texas, NA.

     H. E. French is the President and Chief Operating Officer of Heatcraft Inc., a subsidiary of the Company. Mr. French joined the Company in 1989 as Vice President and General Manager of the Refrigeration Products division for Heatcraft Inc. In 1995 he was named President and Chief Operating Officer of Armstrong Air Conditioning Inc., a subsidiary of the Company. Mr. French was appointed to his current role in 1997. Prior to joining the Company, Mr. French spent 11 years in management with Wickes/Larkin, Inc.

     Robert E. Schjerven was named President and Chief Operating Officer of Lennox Industries Inc., a subsidiary of the Company, in 1995. In 1986, he joined the Company as Vice President of Marketing and Engineering for Heatcraft Inc. From 1988 to 1991 he held the position of Vice President and General Manager of that subsidiary. From 1991 to 1995 he served as President and Chief Operating Officer of Armstrong Air Conditioning Inc. Mr. Schjerven spent the first 20 years of his career with the Trane Company, a HVACR manufacturer, and McQuay-Perfex Inc.

     Michael G. Schwartz became the President and Chief Operating Officer of Armstrong Air Conditioning Inc. in 1997. He joined Heatcraft in 1990 when the Company acquired Bohn Heat Transfer Inc. and served as Director of Sales and Marketing, Original Equipment Manufacturer Products. Prior to his current appointment, he served as Vice President of Commercial Products for Heatcraft Inc. where his responsibilities included the development of Heatcraft's position in the A-Coil market. Mr. Schwartz began his career with Bohn Heat Transfer Inc. in 1981.

     Harry J. Ashenhurst was appointed Executive Vice President, Human Resources and Administration in 1994. He joined the Company in 1989 as Vice President of Human Resources. Dr. Ashenhurst was named Executive Vice President, Human Resources for the Company in 1990 and in 1994 moved to his current position and assumed responsibility for the Public Relations and Communications and Aviation departments. Prior to joining the Company, he worked as an independent management consultant with the consulting firm of Roher, Hibler and Replogle. While at Roher, Hibler and Replogle, Dr. Ashenhurst was assigned to work as a corporate psychologist for the Company.

     Scott J. Boxer joined the Company in 1998 as Executive Vice President, Lennox Global Ltd., a subsidiary of the Company, and President, European Operations. Prior to joining the Company, Mr. Boxer spent 26 years with York International Corporation, a HVACR manufacturer, in various roles, most recently as President, Unitary Products Group Worldwide, where he reported directly to the Chairman of that company and was responsible for directing that company's residential and light commercial heating and air conditioning operations worldwide.

     Carl E. Edwards, Jr. joined the Company in February 1992 as Vice President and General Counsel. He became the Secretary of the Company in April 1992 and was also named Executive Vice President and General Counsel in December 1992. Prior to joining the Company, he was Vice President, General Counsel and Secretary for Elcor Corporation. He also serves as a director of Kentucky Electric Steel Inc.

     W. Lane Pennington was appointed to his current position of Executive Vice President, Lennox Global Ltd. and President, Asia Pacific Operations in 1998. He joined the Company in 1997 as Vice President, Asia Pacific Operations. From 1988 until 1997, Mr. Pennington was with Hilti International Corp., a European headquartered worldwide supplier of specialized building products and engineering services for the commercial construction industry, where he most recently served as President, Hilti Asia Limited, based in Hong Kong.

     Clyde W. Wyant joined the Company in 1990 and was appointed Executive Vice President, Chief Financial Officer. Prior to joining the Company, he served as Executive Vice President, Chief Financial Officer and Director of Purolator Products Co. (formerly Facet Enterprises, Inc.), a manufacturer of filtration equipment, from 1985 to 1990. In 1965, Mr. Wyant began his career with Helmerich & Payne Inc., an oil service company, where he last served as Vice President, Finance.

     John J. Hubbuch was named Vice President, Controller and Chief Accounting Officer of the Company in 1998. Mr. Hubbuch joined the Company in 1986 as the Division Controller for Heatcraft Inc. In 1989 he became Heatcraft's Group Controller. From 1982 to 1986, Mr. Hubbuch was the Division Controller for McQuay-Perfex Inc./SynderGeneral. In 1992 he became Corporate Controller of the Company.

     Scott E. Messel joined the Company as Vice President and Corporate Treasurer in 1999. Prior to joining the Company, he was the Corporate Treasurer for Flowserve Corporation, a provider of industrial flow management services, from 1998 to 1999. From 1983 to 1998, Mr. Messel held various treasury and finance positions with Ralston Purina Company, a producer of pet foods, including Vice President and Director, International Treasury, from 1991 to 1998.

ITEM 2. PROPERTIES

REAL PROPERTY AND LEASES

     The following chart lists the Company's major domestic and international manufacturing, distribution and office facilities and whether such facilities are owned or leased:

                              DOMESTIC FACILITIES

LOCATION                  DESCRIPTION AND APPROXIMATE SIZE        PRINCIPAL PRODUCTS        OWNED/LEASED
--------                  --------------------------------   ----------------------------   ------------
Richardson, TX            World headquarters and offices;    N/A                             Owned and
                          Lennox Industries headquarters;                                    Leased
                          302,000 square feet
Bellevue, OH              Armstrong headquarters, factory    Residential furnaces,           Owned and
                          and distribution center; 800,000   residential and light           Leased
                          square feet                        commercial air conditioners
                                                             and heat pumps
Grenada, MS               Heatcraft Heat Transfer Division   Coils and copper tubing;        Owned and
                          headquarters and factory,          evaporator coils, gas-fired     Leased
                          1,000,000 square feet; Advanced    unit heaters and residential
                          Distributor Products factory,      air handlers; and custom
                          300,000 square feet; commercial    order replacement coils
                          products factory, 217,000 square
                          feet
Stone Mountain, GA        Heatcraft Refrigeration Products   Commercial and industrial       Owned
                          Division headquarters, R&D and     condensing units, packaged
                          factory; 145,000 square feet       chillers and custom
                                                             refrigeration racks
Marshalltown, IA          Lennox Industries heating and      Residential heating and         Owned and
                          air conditioning products          cooling products, gas           Leased
                          factory, 1,000,000 square feet;    furnaces, split-system
                          distribution center, 300,000       condensing units,
                          square feet                        split-system heat pumps and
                                                             CompleteHeat
Des Moines, IA            Lennox Industries distribution     Central supplier of Lennox      Leased
                          center and light manufacturing;    repair parts
                          352,000 square feet

LOCATION                  DESCRIPTION AND APPROXIMATE SIZE        PRINCIPAL PRODUCTS        OWNED/LEASED
--------                  --------------------------------   ----------------------------   ------------
Carrollton, TX            Lennox Industries heating and      N/A                             Owned
                          air conditioning products
                          development and research
                          facility; 130,000 square feet
Stuttgart, AR             Lennox Industries light            Commercial rooftop equipment    Owned and
                          commercial heating and air         and accessories                 Leased
                          conditioning factory; 500,000
                          square feet
Union City, TN            Superior Fireplace Company         Gas and wood burning            Owned
                          factory; 294,690 square feet       fireplaces
Lynwood, CA               Marco Mfg. Inc. headquarters and   Gas and wood burning            Leased
                          factory; 200,000 square feet       fireplaces
Blackville, SC            Excel Comfort Systems Inc.         Residential heating and         Owned
                          headquarters and factory;          cooling products
                          375,000 square feet

                            INTERNATIONAL FACILITIES

LOCATION                  DESCRIPTION AND APPROXIMATE SIZE        PRINCIPAL PRODUCTS        OWNED/ LEASED
--------                  --------------------------------   ----------------------------   -------------
Genas, France             Friga-Bohn headquarters and        Heat exchangers for                  *
                          factory; 16,000 square meters      refrigeration and air
                                                             conditioning; refrigeration
                                                             products, condensers, fluid
                                                             coolers, pressure vessels,
                                                             liquid receivers and
                                                             refrigeration components
Mions, France             HCF-Lennox headquarters and        Air cooled chillers, water           *
                          factories; 12,000 square meters    cooled chillers, reversible
                                                             chillers and packaged
                                                             boilers
Burgos, Spain             Lennox-Refac factory; 8,000        Comfort air conditioning             *
                          square meters                      equipment, packaged and
                                                             split units (cooling or heat
                                                             pump); small and medium
                                                             capacity water cooled
                                                             chillers
Krunkel, Germany          European headquarters and          Process cooling systems              *
                          factories for HYFRA GmbH
                          products; 6,000 square meters
Prague,                   Janka and Friga-Coil factories;    Air handling equipment; heat         *
  Czech Republic          30,000 square meters               transfer coils
Sydney, Australia         Lennox Australia Pty. Ltd.         Rooftop packaged and split        Leased
                          headquarters and factory; 40,000   commercial air conditioners
                          square feet
Sydney, Australia         James N. Kirby Pty. Ltd.           Refrigeration condensing           Owned
                          headquarters and factory;          units and condensers; heat
                          412,000 square feet                transfer coils; machine
                                                             tools

LOCATION                  DESCRIPTION AND APPROXIMATE SIZE        PRINCIPAL PRODUCTS        OWNED/ LEASED
--------                  --------------------------------   ----------------------------   -------------
San Jose dos Campos,      Heatcraft do Brasil headquarters   Refrigeration condensing             *
  Brazil                  and factory; 160,000 square feet   units, unit coolers and heat
                                                             transfer coils
Etobicoke, Canada         Lennox-Canada factory; 212,000     Multi-position gas furnaces,       Owned
                          square feet                        gas fireplaces and
                                                             commercial unit heaters

---------------

* Facilities owned or leased by a joint venture in which the Company has an interest.

     In addition to the properties described above and excluding dealer facilities, the Company leases over 55 facilities in the United States for use as sales offices and district warehouses and a limited number of additional facilities worldwide for use as sales and service offices and regional warehouses. The vast majority of Company-owned dealer facilities are leased and the remainder are owned. The Company believes that its properties are in good condition and adequate for its requirements. The Company also believes that its principal plants are generally adequate to meet its production needs.

ITEM 3. LEGAL PROCEEDINGS

     The Company is involved in various claims and lawsuits incidental to its business. In the opinion of the Company's management, these claims and suits in the aggregate will not have a material adverse effect on its business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 1999.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The information required by this item is incorporated by reference to page 51 and the inside back cover of the Company's 1999 Annual Report to Stockholders.

ITEM 6. SELECTED FINANCIAL DATA

     The information required by this Item is incorporated by reference to page 1 of the Company's 1999 Annual Report to Stockholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this Item is incorporated by reference to pages 20 through 30 of the Company's 1999 Annual Report to Stockholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by this Item is incorporated by reference to page 29 of the Company's 1999 Annual Report to Stockholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item is incorporated by reference to pages 31 through 52 of the Company's 1999 Annual Report to Stockholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information contained under the caption "Proposal 1: Election of Directors" in the Company's Proxy Statement is incorporated herein by reference in response to this item. See Item 1 above for information concerning executive officers.

ITEM 11. EXECUTIVE COMPENSATION

     Information required by Item 11 is incorporated herein by reference from pages 6 through 18 and page 21 of the Company's Proxy Statement. Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information contained under the captions "Proposal 1: Election of Directors" and "Ownership of Lennox Common Stock" in the Proxy Statement is incorporated herein by reference in response to this item.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by Item 13 is incorporated herein by reference from page 18 of the Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Financial Statements, Financial Statement Schedules and Exhibits

          (1) The following financial statements of Lennox International Inc. and subsidiaries are incorporated herein by reference to pages 31 through 52 of the Company's 1999 Annual Report to Stockholders:

           Report of Independent Public Accountants
           Consolidated Balance Sheets as of December 31, 1999 and 1998 Consolidated Statements of Income for the Years ended December 31, 1999, 1998 and 1997
           Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1999, 1998 and 1997
           Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997
           Notes to Consolidated Financial Statements for the Years Ended December 31, 1999, 1998 and 1997

          (2) The following financial statement schedule for Lennox International Inc. and subsidiaries is included herein:

           Report of Independent Accountants on Financial Statement Schedule (page 20 of Form 10-K) Schedule II -- Valuation and Qualifying Accounts and Reserves (page 21 of Form 10-K)

          (3) Exhibits:

           The exhibits listed in the accompanying Index to Exhibits on pages 22 through 24 of this Form 10-K are filed or incorporated by reference as part of this Form 10-K.

     (b) Reports on Form 8-K:

          A report on Form 8-K dated October 26, 1999 was filed by the Company on October 29, 1999. The report includes information under Items 5 and 7 concerning the Agreement and Plan of Merger with Service Experts, Inc. and LII Acquisition Corporation.

          A report on Form 8-K dated November 2, 1999 was filed by the Company on November 3, 1999. The report includes information under Items 5 and 7 concerning the announcement of the Registrant's two-phase stock buy-back plan.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            LENNOX INTERNATIONAL INC.

                                            By:   /s/ JOHN W. NORRIS, JR.
                                              ----------------------------------
                                                    John W. Norris, Jr.
                                                   Chairman of the Board
                                                and Chief Executive Officer

March 27, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

                      SIGNATURE                                       TITLE                    DATE
                      ---------                                       -----                    ----

               /s/ JOHN W. NORRIS, JR.                   Chairman of the Board and Chief  March 27, 2000
-----------------------------------------------------      Executive Officer (Principal
                 John W. Norris, Jr.                       Executive Officer)

                 /s/ CLYDE W. WYANT                      Executive Vice President, Chief  March 27, 2000
-----------------------------------------------------      Financial Officer (Principal
                   Clyde W. Wyant                          Financial Officer)

                 /s/ JOHN J. HUBBUCH                     Vice President, Controller and   March 27, 2000
-----------------------------------------------------      Chief Accounting Officer
                   John J. Hubbuch                         (Principal Accounting
                                                           Officer)

                /s/ LINDA G. ALVARADO                    Director                         March 27, 2000
-----------------------------------------------------
                  Linda G. Alvarado

                /s/ DAVID H. ANDERSON                    Director                         March 27, 2000
-----------------------------------------------------
                  David H. Anderson

                /s/ RICHARD W. BOOTH                     Director                         March 27, 2000
-----------------------------------------------------
                  Richard W. Booth

                 /s/ THOMAS W. BOOTH                     Director                         March 27, 2000
-----------------------------------------------------
                   Thomas W. Booth

                 /s/ DAVID V. BROWN                      Director                         March 27, 2000
-----------------------------------------------------
                   David V. Brown

                      SIGNATURE                                       TITLE                    DATE
                      ---------                                       -----                    ----

                 /s/ JAMES J. BYRNE                      Director                         March 27, 2000
-----------------------------------------------------
                   James J. Byrne

                 /s/ JANET K. COOPER                     Director                         March 27, 2000
-----------------------------------------------------
                   Janet K. Cooper

                  /s/ JOHN E. MAJOR                      Director                         March 27, 2000
-----------------------------------------------------
                    John E. Major

                /s/ DONALD E. MILLER                     Director                         March 27, 2000
-----------------------------------------------------
                  Donald E. Miller

                /s/ TERRY D. STINSON                     Director                         March 27, 2000
-----------------------------------------------------
                  Terry D. Stinson

               /s/ RICHARD L. THOMPSON                   Director                         March 27, 2000
-----------------------------------------------------
                 Richard L. Thompson

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE

To: The Stockholders and Board of Directors of Lennox International Inc.

     We have audited in accordance with generally accepted auditing standards the consolidated financial statements of Lennox International Inc. and subsidiaries included in this Annual Report on Form 10-K and have issued our report thereon dated February 18, 2000. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedule II, Valuation and Qualifying Accounts and Reserves, is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated statements taken as a whole.

                                            ARTHUR ANDERSEN LLP

Dallas, Texas
February 18, 2000

                           LENNOX INTERNATIONAL INC.

         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                ADDITIONS
                                                   BALANCE AT   CHARGED TO                    BALANCE
                                                   BEGINNING     COST AND                     AT END
                                                    OF YEAR      EXPENSES    DEDUCTIONS(1)    OF YEAR
                                                   ----------   ----------   --------------   -------
                                                                     (IN THOUSANDS)
1997:
  Allowance for doubtful accounts................   $12,115       $8,997        $(4,164)      $16,948
1998:
  Allowance for doubtful accounts................   $16,948       $6,224        $(4,647)      $18,525
1999:
  Allowance for doubtful accounts................   $18,525       $6,979        $(4,329)      $21,175

---------------

(1) Uncollectible accounts charged off, net of recoveries.

                               INDEX TO EXHIBITS

     EXHIBIT NUMBER                              DESCRIPTION
     --------------                              -----------
          3.1            -- Restated Certificate of Incorporation of Lennox
                            (incorporated by reference to Exhibit 3.1 to Lennox's
                            Registration Statement on Form S-1 (Registration No.
                            333-75725)).
          3.2            -- Amended and Restated Bylaws of Lennox (incorporated by
                            reference to Exhibit 3.2 to Lennox's Registration
                            Statement on Form S-1 (Registration No. 333-75725)).
          4.1            -- Specimen Stock Certificate for the Common Stock, par
                            value $.01 per share, of Lennox (incorporated by
                            reference to Exhibit 4.1 to Lennox's Registration
                            Statement on Form S-1 (Registration No. 333-75725)).
         10.1            -- Agreement of Assumption and Restatement, dated as of
                            December 1, 1991 between Lennox and identified
                            Noteholders relating to Lennox's 9.53% Series F
                            Promissory Note due 2001 (incorporated by reference to
                            Exhibit 10.1 to Lennox's Registration Statement on Form
                            S-1 (Registration No. 333-75725)).
         10.2            -- Note Purchase Agreement, dated as of December 1, 1993,
                            between Lennox and identified Noteholders relating to
                            Lennox's 6.73% Senior Promissory Notes due 2008
                            (incorporated by reference to Exhibit 10.2 to Lennox's
                            Registration Statement on Form S-1 (Registration No.
                            333-75725)).
         10.3            -- Note Purchase Agreement, dated as of July 6, 1995,
                            between Lennox and Teachers Insurance and Annuity
                            Association of America relating to Lennox's 7.06% Senior
                            Promissory Note due 2005 (incorporated by reference to
                            Exhibit 10.3 to Lennox's Registration Statement on Form
                            S-1 (Registration No. 333-75725)).
         10.4            -- Note Purchase Agreement, dated as of April 3, 1998,
                            between Lennox and identified Noteholders relating to
                            Lennox's 6.56% Senior Notes due 2005 and 6.75% Senior
                            Notes due 2008 (incorporated by reference to Exhibit 10.4
                            to Lennox's Registration Statement on Form S-1
                            (Registration No. 333-75725)).
         10.5            -- Note Amendment Agreement, dated as of April 3, 1998,
                            between Lennox and identified Noteholders relating to
                            Lennox's 9.53% Senior Promissory Notes due 2001, 7.06%
                            Senior Promissory Note due 2005 and 6.73% Senior
                            Promissory Notes due 2008 (incorporated by reference to
                            Exhibit 10.5 to Lennox's Registration Statement on Form
                            S-1 (Registration No. 333-75725)).
         10.6            -- Note Amendment Agreement, dated as of February 28, 2000, between Lennox and identified Noteholders relating to
                            Lennox's 9.53% Senior Promissory Notes due 2001, 7.06%
                            Senior Promissory Notes due 2005 and 6.73% Senior
                            Promissory Notes due 2008 (filed herewith).
         10.7            -- Revolving Credit Facility Agreement, dated as of July 29,
                            1999, among Lennox, Chase Bank of Texas, National
                            Association, as administrative agent, Wachovia Bank,
                            N.A., as syndication agent, The Bank of Nova Scotia, as
                            documentation agent, and the other lenders named therein
                            (incorporated by reference to Exhibit 10.25 to Lennox's
                            Registration Statement on Form S-1 (Registration No.
                            333-75725)).
         10.8            -- Second Amendment, dated as of January 25, 2000, to the
                            Revolving Credit Facility Agreement dated as of July 29,
                            1999, among Lennox, Chase Bank of Texas, National
                            Association, as administrative agent, Wachovia Bank,
                            N.A., as syndication agent, The Bank of Nova Scotia, as
                            documentation agent, and the other lenders named therein
                            (filed herewith).

     EXHIBIT NUMBER                              DESCRIPTION
     --------------                              -----------
         10.9            -- 364 Revolving Credit Facility Agreement, dated as of
                            January 25, 2000, among Lennox, Chase Bank of Texas,
                            National Association, as administrative agent, Wachovia
                            Bank, N.A., as syndication agent, The Bank of Nova
                            Scotia, as documentation agent, and the other lenders
                            named therein (filed herewith).
         10.10           -- Master Shelf Agreement, dated as of October 15, 1999,
                            between Lennox and The Prudential Insurance Company of
                            America relating to Senior Notes to be issued in a
                            maximum principal amount of $100,000,000 (incorporated by
                            reference to Exhibit 10.1 to Lennox's Quarterly Report on
                            Form 10-Q for the quarterly period ended September 30,
                            1999).
         10.11           -- Letter Amendment No. 1, dated as of February 28, 2000, to
                            Master Shelf Agreement, dated as of October 15, 1999,
                            between Lennox and The Prudential Insurance Company of
                            America (filed herewith).
         10.12*          -- 1998 Incentive Plan of Lennox International Inc.
                            (incorporated by reference to Exhibit 10.8 to Lennox's
                            Registration Statement on Form S-1 (Registration No.
                            333-75725)).
         10.13*          -- Lennox International Inc. Profit Sharing Restoration Plan
                            (incorporated by reference to Exhibit 10.9 to Lennox's
                            Registration Statement on Form S-1 (Registration No.
                            333-75725)).
         10.14*          -- Lennox International Inc. Supplemental Executive
                            Retirement Plan (incorporated by reference to Exhibit
                            10.10 to Lennox's Registration Statement on Form S-1
                            (Registration No. 333-75725)).
         10.15           -- Letter of Intent, dated as of June 23, 1998, between
                            Jean-Jacques Brancher and Lennox Global Ltd.
                            (incorporated by reference to Exhibit 10.11 to Lennox's
                            Registration Statement on Form S-1 (Registration No.
                            333-75725)).
         10.16           -- First Amendment to the Amended and Restated Venture
                            Agreement, dated as of December 27, 1997, between Ets.
                            Brancher S.A. and Lennox Global Ltd. (incorporated by
                            reference to Exhibit 10.12 to Lennox's Registration
                            Statement on Form S-1 (Registration No. 333-75725)).
         10.17           -- Amended and Restated Venture Agreement, dated as of
                            November 10, 1997, by and among Lennox Global Ltd.,
                            Lennox International Inc., Ets. Brancher S.A. and Fibel
                            S.A. (incorporated by reference to Exhibit 10.13 to
                            Lennox's Registration Statement on Form S-1 (Registration
                            No. 333-75725)).
         10.18           -- Shareholder Restructure Agreement, dated as of September
                            30, 1997, by and among Jean Jacques Brancher, Ets.
                            Brancher S.A., AFIBRAL S.A., Parifri S.A. and Lennox
                            International Inc. (incorporated by reference to Exhibit
                            10.14 to Lennox's Registration Statement on Form S-1
                            (Registration No. 333-75725)).
         10.19*          -- Form of Indemnification Agreement entered into between
                            Lennox and certain executive officers and directors
                            (includes a schedule identifying the various parties to
                            such agreement and the applicable dates of execution)
                            (incorporated by reference to Exhibit 10.15 to Lennox's
                            Registration Statement on Form S-1 (Registration No.
                            333-75725)).
         10.20*          -- Form of Employment Agreement entered into between Lennox and certain executive officers (includes a schedule
                            identifying the various parties to such agreement and the
                            applicable dates of execution) (incorporated by reference
                            to Exhibit 10.16 to Lennox's Registration Statement on
                            Form S-1 (Registration No. 333-75725)).

     EXHIBIT NUMBER                              DESCRIPTION
     --------------                              -----------
         10.21*          -- Form of Change of Control Employment Agreement entered
                            into between Lennox and certain executive officers
                            (includes a schedule identifying the various parties to
                            such agreement and the applicable dates of execution)
                            (incorporated by reference to Exhibit 10.17 to Lennox's
                            Registration Statement on Form S-1 (Registration No.
                            333-75725)).
         10.22           -- Stock Disposition Agreement, dated as of June 2, 1997,
                            among Lennox, A.O.C. Corporation and compass Bank
                            (incorporated by reference to Exhibit 10.18 to Lennox's
                            Registration Statement on From S-1 (Registration No.
                            333-75725)).
         10.23           -- Stock Disposition Agreement, dated as of January 22,
                            1998, among Lennox, A.O.C. Corporation and Compass Bank
                            (incorporated by reference to Exhibit 10.19 to Lennox's
                            Registration Statement on Form S-1 (Registration No.
                            333-75725)).
         10.24           -- Stock Disposition Agreement, dated as of May 7, 1998,
                            among Lennox and Northern Trust Bank of Florida, N.A.
                            (incorporated by reference to Exhibit 10.20 to Lennox's
                            Registration Statement on Form S-1 (Registration No.
                            333-75725)).
         10.25           -- Master Stock Disposition Agreement, dated as of August
                            10, 1998, among Lennox, Chase Bank of Texas, N.A., and
                            various executive offices and directors (incorporated by
                            reference to Exhibit 10.21 to Lennox's Registration
                            Statement on Form S-1 (Registration No. 333-75725)).
         13.1            -- Pages 1, 20 through 52, and the inside back cover of the
                            Company's 1999 Annual Report to Stockholders (filed
                            herewith).
         21.1            -- Subsidiaries of Lennox (filed herewith).
         23.1            -- Consent of Arthur Andersen LLP (filed herewith).
         27.1            -- Financial Data Schedule (filed herewith).

---------------

* Management compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of the requirements for Form 10-K reports.