Form 10-Q
period 2000-03-31
LENNOX INTERNATIONAL INC
filed 2000-05-11
CIK 1069202

--------------------------------------------------------------------------------

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

--------------------------------------------------------------------------------


(MARK ONE)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
                         PERIOD ENDED MARCH 31, 2000 OR

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

(Address of principal executive offices)
             (Zip Code)

          (972) 497-5000

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

As of May 9, 2000, the number of shares outstanding of the registrant's common stock, par value $.01 per share, was 57,433,490.

                            LENNOX INTERNATIONAL INC.


                                      INDEX


                                                                                          Page No.
Part I.  Financial Information

         Item 1.  Financial Statements

                  Consolidated Balance Sheets - March 31, 2000 (Unaudited)
                  and December 31, 1999                                                          3

                  Consolidated Statements of Income (Unaudited) - Three Months
                  Ended March 31, 2000 and 1999                                                  4

                  Consolidated Statements of Cash Flows (Unaudited) - Three Months
                  Ended March 31, 2000 and 1999                                                  5

                  Notes to Consolidated Financial Statements (Unaudited)                         6

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                     10

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk                    14

Part II. Other Information

         Item 4.  Submission of Matters to a Vote of Security Holders                           15

         Item 6.  Exhibits and Reports on Form 8-K                                              15

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                   LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                   As of March 31, 2000 and December 31, 1999
                        (In thousands, except share data)

                                     ASSETS

                                                                                 March 31,       December 31,
                                                                                   2000              1999
                                                                                -----------      -----------
                                                                                (unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                                    $    31,965      $    29,174
   Accounts and notes receivable, net                                               537,074          443,107
   Inventories                                                                      409,464          345,424
   Deferred income taxes                                                             28,874           25,367
   Other assets                                                                      52,708           44,526
                                                                                -----------      -----------
         Total current assets                                                     1,060,085          887,598
INVESTMENTS IN JOINT VENTURES                                                        12,029           12,434
PROPERTY, PLANT AND EQUIPMENT, net                                                  371,267          329,966
GOODWILL, net                                                                       638,561          394,252
OTHER ASSETS                                                                         56,161           59,423
                                                                                -----------      -----------
         TOTAL ASSETS                                                           $ 2,138,103      $ 1,683,673
                                                                                ===========      ===========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Short-term debt                                                              $    29,655      $    22,219
   Current maturities of long-term debt                                              30,141           34,554
   Accounts payable                                                                 263,573          196,143
   Accrued expenses                                                                 243,037          200,221
   Income taxes payable                                                               6,258            9,859
                                                                                -----------      -----------
         Total current liabilities                                                  572,664          462,996
LONG-TERM DEBT                                                                      726,733          520,276
DEFERRED INCOME TAXES                                                                   518              928
POSTRETIREMENT BENEFITS, OTHER THAN PENSIONS                                         14,980           15,125
OTHER LIABILITIES                                                                    71,816           72,377
                                                                                -----------      -----------
         Total liabilities                                                        1,386,711        1,071,702
MINORITY INTEREST                                                                    12,907           14,075
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 25,000,000 shares authorized,
      no shares issued or outstanding                                                    --               --
   Common stock, $.01 par value, 200,000,000 shares authorized,
      59,456,566 shares and 46,161,607 shares issued
      for 2000 and 1999, respectively                                                   595              462
   Additional paid-in capital                                                       366,743          215,523
   Retained earnings                                                                410,138          409,851
   Accumulated other comprehensive loss                                             (21,665)         (12,706)
   Deferred compensation                                                             (4,843)          (2,848)
    Treasury stock, at cost, 1,182,975 and 1,172,200 shares
       for 2000 and 1999, respectively                                              (12,483)         (12,386)
                                                                                -----------      -----------
         Total stockholders' equity                                                 738,485          597,896
                                                                                -----------      -----------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 2,138,103      $ 1,683,673
                                                                                ===========      ===========


                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                   LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
               For the Three Months Ended March 31, 2000 and 1999
                (Unaudited, in thousands, except per share data)


                                                      For the
                                                 Three Months Ended
                                                     March 31,
                                             ------------------------
                                                2000           1999
                                             ---------      ---------
NET SALES                                    $ 716,324      $ 489,059
COST OF GOODS SOLD                             487,561        337,481
                                             ---------      ---------
         Gross Profit                          228,763        151,578
OPERATING EXPENSES:
     Selling, general and administrative       205,280        131,786
                                             ---------      ---------
         Income from operations                 23,483         19,792
INTEREST EXPENSE, net                           12,750          6,558
OTHER                                              229           (211)
MINORITY INTEREST                                 (546)          (516)
                                             ---------      ---------
         Income before income taxes             11,050         13,961
PROVISION FOR INCOME TAXES                       5,310          7,331
                                             ---------      ---------
         Net income                          $   5,740      $   6,630
                                             =========      =========

EARNINGS PER SHARE:
     Basic                                   $    0.10      $    0.19
     Diluted                                 $    0.10      $    0.18


                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                   LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 2000 and 1999
                            (Unaudited, in thousands)


                                                                                                  For the
                                                                                             Three Months Ended
                                                                                                 March 31,
                                                                                          ------------------------
                                                                                            2000           1999
                                                                                          ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                            $   5,740      $   6,630
      Adjustments to reconcile net income to net cash provided by (used in) operating activities -
         Minority interest                                                                     (546)          (516)
         Joint venture losses                                                                   329          1,088
         Depreciation and amortization                                                       20,892         13,502
         Loss on disposal of equipment                                                        1,788             18
         Other                                                                                  315          1,969
      Changes in assets and liabilities, net of effects of acquisitions -
         Accounts and notes receivable                                                      (26,828)       (45,900)
         Inventories                                                                        (38,846)       (38,763)
         Other current assets                                                                (5,038)        (2,660)
         Accounts payable                                                                    42,931         22,004
         Accrued expenses                                                                     3,577        (16,540)
         Deferred income taxes                                                               (2,150)         1,145
         Income taxes payable and receivable                                                  2,587          7,048
         Long-term warranty, deferred income and other liabilities                            3,972         (6,269)
                                                                                          ---------      ---------
             Net cash provided by (used in) operating activities                              8,723        (57,244)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from the disposal of property, plant and equipment                                  86             35
    Purchases of property, plant and equipment                                              (17,470)       (20,050)
    Acquisitions, net of cash acquired                                                     (183,423)       (51,145)
                                                                                          ---------      ---------
             Net cash used in investing activities                                         (200,807)       (71,160)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from revolving short-term debt                                                   7,939        134,536
    Proceeds from (usage of) revolving long-term debt                                       206,673           (701)
    Repayment of long-term debt                                                             (13,640)            --
    Sales of common stock                                                                        --            249
    Repurchases of common stock                                                                 (97)          (131)
    Cash dividends paid                                                                      (5,453)        (3,038)
                                                                                          ---------      ---------
             Net cash provided by financing activities                                      195,422        130,915

INCREASE IN CASH AND CASH EQUIVALENTS                                                         3,338          2,511
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS                                          (547)          (638)
                                                                                          ---------      ---------
CASH AND CASH EQUIVALENTS, beginning of period                                               29,174         28,389
                                                                                          ---------      ---------
CASH AND CASH EQUIVALENTS, end of period                                                  $  31,965      $  30,262
                                                                                          =========      =========

Supplementary disclosures of cash flow information:
    Cash paid during the period for:
        Interest                                                                          $   8,816      $   2,487
                                                                                          =========      =========

        Income taxes                                                                      $   2,403      $      38
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

                            LENNOX INTERNATIONAL INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.   BASIS OF PRESENTATION AND OTHER ACCOUNTING INFORMATION:

     The accompanying unaudited consolidated balance sheet as of March 31, 2000, and the consolidated statements of income and cash flows for the three months ended March 31, 2000 and 1999 should be read in conjunction with Lennox International Inc.'s (the "Company") consolidated financial statements and the accompanying footnotes as of December 31, 1999 and 1998 and for each of the three years in the period ended December 31, 1999. In the opinion of management, the accompanying consolidated financial statements contain all material adjustments, consisting principally of normal recurring adjustments, necessary for a fair presentation of the Company's financial position, results of operations, and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to applicable rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. The operating results for the interim periods are not necessarily indicative of the results to be expected for a full year.

     The Company's fiscal year ends on December 31 of each year, and the Company's quarters are each comprised of 13 weeks. For convenience, throughout these financial statements, the 13 weeks comprising each three month period are denoted by the last day of the respective calendar quarter.

2.   REPORTABLE BUSINESS SEGMENTS:

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 131, the Company discloses business segment data for its reportable business segments, which have been determined using the "management approach." The management approach is based on the way segments are organized within the Company for making operating decisions and assessing performance. Operations for the North American retail segment include primarily the retail sale and service of heating and air conditioning products that have historically been included in the North American residential segment. As a result of the growth in operations of this segment, retail segment results have now been stated separately on a comparative basis. Therefore, the Company's business operations are organized within the following five reportable business segments (in thousands):

                                         FOR THE
                                    THREE MONTHS ENDED
                                        MARCH 31,
                                ------------------------
NET SALES                          2000           1999
---------                       ---------      ---------
North American residential      $ 291,780      $ 271,474
North American retail             194,528         16,680
Commercial air conditioning        95,084         92,468
Commercial refrigeration           91,672         61,598
Heat transfer (1)                  65,447         50,069
Eliminations                      (22,187)        (3,230)
                                ---------      ---------
                                $ 716,324      $ 489,059
                                =========      =========

(1) The Heat Transfer segment had intersegment sales of $5,113 and $6,587 for the three months ended March 31, 2000 and 1999, respectively.

                                       FOR THE
                                  THREE MONTHS ENDED
                                       MARCH 31,
                                ----------------------
INCOME (LOSS) FROM OPERATIONS     2000          1999
-----------------------------   --------      --------
North American residential      $ 20,765      $ 23,956
North American retail              5,426           901
Commercial air conditioning       (3,053)       (1,934)
Commercial refrigeration           7,050         2,306
Heat transfer                      4,934         3,239
Corporate and other               (9,905)       (8,408)
Eliminations                      (1,734)         (268)
                                --------      --------
                                $ 23,483      $ 19,792
                                ========      ========

                              AS OF MARCH 31,  AS OF DECEMBER 31,
TOTAL ASSETS                        2000             1999
------------                  ---------------  ------------------
North American residential      $   633,485      $   596,895
North American retail               707,870          290,978
Commercial air conditioning         257,231          251,226
Commercial refrigeration            257,264          252,176
Heat transfer                       183,938          179,615
Corporate and other                 123,795          127,320
Eliminations                        (25,480)         (14,537)
                                -----------      -----------
                                $ 2,138,103      $ 1,683,673
                                ===========      ===========

3.   INVENTORIES:

     Components of inventories are as follows (in thousands):

                                  AS OF MARCH 31,   AS OF DECEMBER 31,
                                       2000               1999
                                  ---------------   ------------------
Finished goods                       $264,174           $219,303
Repair parts                           47,561             36,153
Work in process                        22,968             20,957
Raw materials                         122,822            117,209
                                     --------           --------
                                      457,525            393,622
Reduction for last-in, first-out       48,061             48,198
                                     --------           --------
                                     $409,464           $345,424
                                     ========           ========

4.   LINES OF CREDIT:

     The Company has bank lines of credit aggregating $688 million, of which $535 million was outstanding at March 31, 2000 and the remaining $153 million was available for future borrowings. As of March 31, 2000, $509 million of the amount outstanding has been classified as long-term debt in the accompanying Consolidated Balance Sheets. Included in the lines are two $300 million domestic facilities governed by revolving credit facility agreements between the Company and syndicates of banks. The facilities contain certain financial covenants and bear interest, at the Company's option, at a rate equal to either (a) the greater of the bank's prime rate or the federal fund's rate plus 0.5% or (b) the London Interbank Offered Rate plus a margin equal to 0.5% to 1.25%, depending upon the ratio of total funded debt to EBITDA. The Company pays a commitment fee equal to 0.10% to 0.30% of the unused commitment, depending upon the ratio of total funded debt to EBITDA. The agreements provide restrictions on the Company's ability to incur additional indebtedness, encumber its assets, sell its assets, or pay dividends.

5.   EARNINGS PER SHARE:

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

                                                            FOR THE
                                                        THREE MONTHS ENDED
                                                            MARCH 31,
                                                       -------------------
                                                        2000         1999
                                                       -------     -------
Net income                                             $ 5,740     $ 6,630
                                                       =======     =======


Weighted average shares outstanding                     54,480      35,541
Effect of diluted securities attributable to stock
  options and performance share awards                     307         825
                                                       -------     -------
Weighted average shares outstanding, as adjusted        54,787      36,366
                                                       =======     =======



Diluted earnings per share                             $  0.10     $  0.18
                                                       =======     =======

6.   INVESTMENTS IN SUBSIDIARIES:

     SERVICE EXPERTS, INC.

     On January 21, 2000, the Company acquired Service Experts, Inc., a holding company owning retail outlets for heating and air conditioning products and services. The acquisition took place in the form of a merger wherein 0.67 shares of the Company's common stock were exchanged for each share of Service Experts, Inc. common stock. The 12.2 million shares so exchanged were valued at approximately $140.1 million. In addition, transaction costs of approximately $4.1 million were paid, and $162.7 million of Service Experts, Inc. debt was assumed and concurrently repaid, resulting in a total purchase price of $306.9 million. The acquisition was accounted for under the purchase method of accounting wherein approximately $161.7 million was allocated to the fair value of the assets acquired, approximately $78.9 million was allocated to the fair value of liabilities assumed, and $224.1 million was allocated to goodwill, which is being amortized on a straight-line basis over 40 years. The results of Service Experts, Inc. have been fully consolidated with those of the Company since the date of acquisition.

     DEALERS

     In September of 1998, the Company initiated a program to acquire high quality heating and air conditioning dealers in metropolitan areas of the United States and Canada (the "Dealers"). Through 1999, 93 such dealers had been acquired. During the first three months of 2000, six additional Dealers in the United States and one additional Dealer in Canada were purchased for a total price of approximately $17.5 million. In addition, approximately $14.6 million was paid in the first quarter of 2000 as additional payments on Dealers acquired in 1999. Of this approximately $14.6 million, approximately $5.6 million was in the form of 491,285 shares of the Company's common stock. The purchase of the Dealers in the first three months of 2000 and the additional payments on Dealers acquired in 1999 were accounted for under the purchase method of accounting wherein approximately $7.1 million was allocated to the fair value of assets acquired and $4.1 million was allocated to the fair value of liabilities assumed. Approximately $29.1 million was allocated to goodwill which is being amortized on a straight-line basis over 40 years. The results of the acquired Dealers have been fully consolidated with those of the Company since the respective dates of acquisition.

     The following table presents the pro forma results as if the above companies had been acquired on January 1, 1999 (in thousands, except per share data):

                                          FOR THE
                                     THREE MONTHS ENDED
                                         MARCH 31,
                                   ---------------------
                                   2000             1999
                                   -----            ----
Net sales                      $   745,405     $   611,909
Net income                           5,762          10,941
Basic earnings per share              0.10            0.23
Diluted earnings per share            0.10            0.22

7.   TREASURY STOCK:

     On November 1, 1999, the Company's Board of Directors authorized the purchase of up to 5,000,000 shares of the issued and outstanding common stock. As of March 31, 2000, 1,172,200 of such shares had been purchased at a total cost of $12.4 million. On March 6, 2000, the Company entered into forward purchase contracts to purchase 1,557,100 shares of its common stock. In accordance with the terms of these contracts, settlement is permitted on either a net cash settlement, net share settlement, or a physical settlement basis. Therefore, the shares so contracted remain issued and outstanding until such time as the contracts are settled. The Company expects to settle the contracts in the third quarter of 2000.

8.   COMPREHENSIVE INCOME:

     Comprehensive income is computed as follows (in thousands):

                                            FOR THE
                                        THREE MONTHS ENDED
                                            MARCH 31,
                                      --------------------
                                        2000         1999
                                      -------      -------
Net income                            $ 5,740      $ 6,630
Cumulative foreign currency
  translation adjustments              (8,959)      (5,912)
                                      -------      -------

Total comprehensive income (loss)     $(3,219)     $   718
                                      =======      =======

9.   SUBSEQUENT EVENTS:

     As of April 28, 2000, the Company had signed letters of intent to acquire 17 Dealers for an aggregate purchase price of approximately $73.3 million.

     The Company had entered into an agreement to purchase the remaining 30% interest in Ets. Brancher, the holding company owning the Company's interest in companies located in France. The purchase was completed on April 5, 2000, wherein the Company paid 101,800,000 French francs ($16.2 million) to acquire the interest.

     On April 3, 2000, the Company borrowed $35.0 million under a shelf agreement with The Prudential Insurance Company of America. Terms of the borrowing include an interest rate of 8%, interest to be paid semi-annually and an ultimate maturity date of June 1, 2010. Terms and conditions of the borrowing are similar to those of the existing revolving credit agreements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Lennox participates in five reportable business segments of the heating, ventilation, air conditioning and refrigeration ("HVACR") industry. The first segment is the North American residential market, in which Lennox manufactures and markets a full line of heating, air conditioning and hearth products for the residential replacement and new construction markets in the United States and Canada. The second segment is the North American retail market which includes sales and installation of, and maintenance and repair services for, HVACR equipment by Lennox-owned dealers in the United States and Canada. The third segment is the global commercial air conditioning market, in which Lennox manufactures and sells rooftop products and applied systems for commercial applications. The fourth segment is the global commercial refrigeration market, which consists of unit coolers, condensing units and other commercial refrigeration products. The fifth segment is the heat transfer market, in which Lennox designs, manufactures and sells evaporator and condenser coils, copper tubing and related manufacturing equipment to original equipment manufacturers and other specialty purchasers on a global basis.

     Lennox sells its products and services to numerous types of customers, including distributors, installing dealers, homeowners, national accounts and original equipment manufacturers. The demand for Lennox's products is influenced by national and regional economic and demographic factors, such as interest rates, the availability of financing, regional population and employment trends and general economic conditions, especially consumer confidence. In addition to economic cycles, demand for Lennox's products is seasonal and dependent on the weather. Hotter than normal summers generate strong demand for replacement air conditioning and refrigeration products and colder than normal winters have the same effect on heating products. Conversely, cooler than normal summers and warmer than normal winters depress sales of HVACR products.

     The principal components of cost of goods sold are labor, raw materials, component costs, factory overhead and estimated costs of warranty expense. The principal raw materials used in Lennox's manufacturing processes are copper, aluminum and steel. In instances where Lennox is unable to pass on to its customers increases in the costs of copper and aluminum, Lennox enters into forward contracts for the purchase of those materials. Lennox attempts to minimize the risk of price fluctuations in key components by entering into contracts, typically at the beginning of the year, which generally provide for fixed prices for its needs throughout the year. These hedging strategies enable Lennox to establish product prices for the entire model year while minimizing the impact of price increases of components and raw materials on its margins. Warranty expense is estimated based on historical trends and other factors.

     Lennox acquired James N. Kirby Pty. Ltd., an Australian company that participates in the commercial refrigeration and heat transfer markets in Australia, in June 1999 for approximately $65 million in cash, common stock and seller financing. In addition, Lennox assumed approximately $20.5 million of Kirby's debt.

     Lennox, through its Excel Comfort Systems subsidiary, purchased the heating, ventilation and air conditioning ("HVAC") related assets of The Ducane Company, Inc. in October 1999 for approximately $53 million in cash. This purchase adds to the brands offered in the North American residential segment.

     In September 1998, Lennox initiated a program to acquire high quality heating and air conditioning dealers in metropolitan areas in the United States and Canada to market "Lennox" and other brands of heating and air conditioning products. This strategy enables Lennox to extend its distribution directly to the consumer and permits it to participate in the revenues and margins available at the retail level while strengthening and protecting its brand equity. Lennox believes that the retail sales and service market represents a significant growth opportunity because this market is large and highly fragmented. The retail sales and service market in the United States is comprised of over 30,000 dealers. In addition, Lennox believes that the heating and air conditioning service business is somewhat less seasonal than the business of manufacturing and selling heating and air conditioning products. As of March 31, 2000, Lennox had acquired 225 dealers in the U.S. and Canada, including the dealers acquired through the acquisition of Service Experts, Inc. The aggregate purchase price of these dealers was approximately $580 million as of March 31, 2000. The Company has signed letters of intent to acquire an additional 17 dealers in the U.S. for an aggregate purchase price of approximately $73.3 million.

     On January 21, 2000, Lennox completed the acquisition of Service Experts, Inc., an HVAC company comprised of HVAC retail businesses across the United States, for approximately 12.2 million shares of Lennox common stock and the assumption of approximately $163 million of debt, which was concurrently repaid. The success of the Service

Experts acquisition, along with Lennox's other acquisitions, will depend on Lennox's ability to integrate these businesses into its business without substantial costs, delays or other operational or financial difficulties. The acquisition added over 120 dealers to the U.S. retail network.

     Lennox's fiscal year ends on December 31 of each year, and its fiscal quarters are each comprised of 13 weeks. For convenience, throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations, the 13 week periods comprising each fiscal quarter are denoted by the last day of the calendar quarter.

RESULTS OF OPERATIONS

     The following table sets forth, as a percentage of net sales, income data for the three months ended March 31, 2000 and 1999:

                                         THREE MONTHS ENDED
                                             MARCH 31,
                                         -----------------
                                          2000       1999
                                         -----       -----
Net sales                                100.0%      100.0%
Cost of goods sold                        68.1        69.0
                                         -----       -----
          Gross profit                    31.9        31.0
Selling, general and administrative
  expenses                                28.6        27.0
                                         -----       -----
          Income from operations           3.3         4.0
Interest expense, net                      1.8         1.3
Other                                      0.1        (0.1)
Minority interest                         (0.1)       (0.1)
                                         -----       -----
          Income before income taxes       1.5         2.9
Provision for income taxes                 0.7         1.5
                                         -----       -----
          Net income                       0.8%        1.4%
                                         =====       =====

     The following table sets forth net sales by business segment and geographic market (dollars in millions):

                                     THREE MONTHS ENDED MARCH 31,
                             -------------------------------------------
                                    2000                     1999
                             ------------------       ------------------
                             AMOUNT         %         AMOUNT         %
                             ------      ------       ------      ------
BUSINESS SEGMENT:
North American
  residential                $291.8        40.7%      $271.5        55.5%
North American retail         194.5        27.2         16.7         3.4
Commercial air
  conditioning                 95.1        13.3         92.5        18.9
Commercial refrigeration       91.7        12.8         61.6        12.6
Heat transfer                  65.4         9.1         50.1        10.2
Eliminations                  (22.2)       (3.1)        (3.3)       (0.6)
                             ------      ------       ------      ------
        Total net sales      $716.3       100.0%      $489.1       100.0%
                             ======      ======       ======      ======

GEOGRAPHIC MARKET:
U.S.                         $554.9        77.5%       383.2        78.3%
International                 161.4        22.5        105.9        21.7
                             ------      ------       ------      ------
        Total net sales      $716.3       100.0%      $489.1       100.0%
                             ======      ======       ======      ======

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

     Net sales. Net sales increased $227.2 million, or 46.5%, to $716.3 million for the quarter ended March 31, 2000 from $489.1 million for the quarter ended March 31, 1999.

     Net sales related to the North American residential segment were $291.8 million for the quarter ended March 31, 2000, an increase of $20.3 million, or 7.5%, from $271.5 million for the quarter ended March 31, 1999. Of the $20.3 million increase, $16.8 million was due to sales from acquired hearth products companies and the acquisition of Ducane's HVAC product lines. The remaining $3.5 million growth in North American residential net sales is an increase of 1.3% over the first quarter of 1999. However, sales in the first quarter of 1999 were enhanced in anticipation of a work stoppage at Armstrong's operations in the second quarter of 1999. Management estimates sales would have grown approximately 4.3% without the impact of the Armstrong work stoppage.

     Net sales in the North American retail segment were $194.5 million for the quarter ended March 31, 2000, an increase of $177.8 million from the $16.7 million of net sales for the quarter ended March 31, 1999. This increase was due to acquisitions.

     Commercial air conditioning net sales increased $2.6 million, or 2.8%, to $95.1 million for the quarter ended March 31, 2000 compared to the quarter ended March 31, 1999. All of the $2.6 million increase in net sales came from international operations, primarily due to the fact that the Company has rationalized its European products and they are being marketed throughout Europe rather than just within the country of manufacture.

     Net sales related to the commercial refrigeration segment were $91.7 million for the quarter ended March 31, 2000, an increase of $30.1 million, or 48.9%, from $61.6 million for the quarter ended March 31, 1999. Of this increase, $18.7 million was due to the acquisition of James N. Kirby Pty. Ltd. North American commercial refrigeration net sales increased $6.9 million as a result of strong sales in the walk-in cooler segment and some large cold storage projects that were completed. International net sales increased $4.5 million primarily due to the expansion of supermarket rack business and the HK Refrigeration brand, which is sold directly to contractors in Europe.

     Heat transfer revenues increased $15.3 million, or 30.5 %, to $65.4 million for the quarter ended March 31, 2000 compared to the quarter ended March 31, 1999. The acquisitions of James N. Kirby Pty. Ltd. and Livernois Engineering Holding Company contributed $15.4 million to heat transfer revenues in the first quarter of 2000. Net sales growth in the existing North America heat transfer business increased $1.5 million. A decline in net sales of $1.6 million occurred in the existing international heat transfer operations, largely due to the drop in the exchange rate of the Euro to the U.S. dollar.

     Gross profit. Gross profit was $228.8 million for the quarter ended March 31, 2000 compared to $151.6 million for the year ended March 31, 1999, an increase of $77.2 million. Gross profit margin was 31.9% for the quarter ended March 31, 2000 and 31.0% for the quarter ended March 31, 1999. The increase of $77.2 million in gross profit was primarily attributable to increased sales in the first quarter of 2000 compared to the first quarter of 1999. The gross profit margins of Lennox's traditional businesses increased 0.8% for the first quarter of 2000 compared to the first quarter of 1999 due to favorable purchasing and overhead variation. Acquired businesses contributed 0.1% to the increase in gross profit margins.

     Selling, general and administrative expenses. Selling, general and administrative expenses were $205.3 million for the quarter ended March 31, 2000, an increase of $73.5 million, or 55.8%, from $131.8 million for the quarter ended March 31, 1999. Selling, general and administrative expenses represented 28.6% and 27.0% of total revenues for the first quarter of 2000 and 1999, respectively. Of the $73.5 million increase, acquired companies were $66.6 million, or 90.6%, of the increase in selling, general and administrative expenses. The majority of the remaining $6.9 million increase was due to increased advertising and promotion, personnel and facility costs.

     Interest expense, net. Interest expenses, net for the quarter ended March 31, 2000 increased to $12.8 million from $6.6 million for the quarter ended March 31, 1999. Increased borrowings to fund acquisitions were responsible for the increase in interest expense.

     Provision for income taxes. The provision for income taxes was $5.3 million for the quarter ended March 31, 2000 and $7.3 million for the quarter ended March 31, 1999. The effective tax rate of 48.1% and 52.5% for the quarters ended March 31, 2000 and 1999, respectively, differs from the statutory federal rate of 35.0% principally due to state and local taxes, non-deductible goodwill expenses, and foreign operating losses for which no tax benefits have been recognized.

LIQUIDITY AND CAPITAL RESOURCES

     Lennox's recent capital requirements have related principally to acquisitions, the expansion of production capacity and increased working capital needs that have accompanied sales growth.

     Net cash provided by operating activities was $8.7 million for the three months ended March 31, 2000 compared to a usage of cash of $57.2 million for the three months ended March 31, 1999. The increase in cash provided by operating activities is primarily due to a decrease in cash used to finance receivables of $19.l million, an increase in payables balances of $20.9 million and an increase in accrued expenses of $20.1 million. Net cash used in investing activities totaled $200.8 million and $71.2 million for the three months ended March 31, 2000 and 1999, respectively. The greater use of cash for investing relates primarily to increased acquisition activity as $183.4 million and $51.1 million was spent for acquisitions in the three months ended March 31, 2000 and 1999, respectively. Net cash provided by financing activities was $195.4 million and $130.9 million for the three months ended March 31, 2000 and 1999, respectively. Net borrowing increased in the first three months of 2000 versus 1999 to finance the acquisition of the HVAC dealers and Service Experts, Inc. Due to the seasonality of the air conditioning and refrigeration businesses, Lennox typically uses cash in the first six months of the year and generates cash during the latter half of the year.

     In the past, Lennox has used a combination of internally generated funds, external borrowings and common stock to make acquisitions. Lennox intends to acquire additional heating and air conditioning dealers in the U.S. and Canada, and plans to finance these acquisitions with a combination of cash, stock and debt. As of March 31, 2000, Lennox had acquired 225 dealers in the U.S. and Canada, including dealers acquired through the acquisition of Service Experts, Inc. The aggregate purchase of these dealers was approximately $580 million as of March 31, 2000. The Company has signed letters of intent to acquire an additional 17 dealers in the U.S. for an aggregate purchase price of approximately $73.3 million.

     On April 5, 2000 Lennox purchased the remaining 30% of Ets. Brancher not already owned for 101,800,000 French francs ($16.2 million). In June, 1999, James N. Kirby Pty. Ltd. was acquired for approximately $65 million. In addition, approximately $20.5 million of Kirby's debt was assumed. The purchase price consisted of approximately $16 million in cash, $33 million in deferred payments and 650,430 shares of common stock. If Lennox's common stock does not trade at a price greater than $29.09 per share for five consecutive days from the period of June 2000 to June 2001, then the Company is obligated to pay the former owners of Kirby the difference between the trading price for the last five days of this period and $29.09 for 577,500 of the shares of common stock.

     Capital expenditures were $17.5 million for the three months ended March 31, 2000. These expenditures primarily related to production equipment (including tooling), training facilities, leasehold improvements and information systems.

     At March 31, 2000, Lennox had long-term debt obligations outstanding of $756.9 million. Included as part of this long-term debt is $165 million borrowed under a new $300 million facility agreement between the Company and a syndicate of banks. The facility contains certain financial covenants and bears interest, at the Company's option, at a rate equal to either (a) the greater of the bank's prime rate or the federal fund's rate plus 0.5% or (b) the London Interbank Offered Rate plus a margin equal to 0.5% to 1.25%, depending upon the ratio of total funded debt to EBITDA. The Company pays a commitment fee equal to 0.10% to 0.30% of the unused commitment, depending upon the ratio of total funded debt to EBITDA. The agreement provides restrictions on the Company's ability to incur additional indebtedness, encumber its assets, sell its assets or pay dividends.

     On April 3, 2000, the Company borrowed $35.0 million under a shelf agreement with The Prudential Insurance Company of America. Terms of the borrowing include an interest rate of 8%, interest to be paid semi-annually and an ultimate maturity date of June 1, 2010. Terms and conditions of the borrowing are similar to those of the existing revolving credit agreements.

     Lennox believes that cash flow from operations, as well as available borrowings under its credit facilities will be sufficient to fund operations for the foreseeable future.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivatives embedded in other contracts (collectively referred to as derivatives) and for hedging activities. This statement, for Lennox, is effective beginning with the first quarter of 2001. Management does not believe that the adoption of this pronouncement will have a significant impact on the Company's financial statements.

FORWARD LOOKING INFORMATION

     This Report contains forward-looking statements and information that are based on the beliefs of Lennox's management as well as assumptions made by and information currently available to management. All statements other than statements of historical fact included in this Report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements identified by the words "may," "will," "should," "plan," "predict," "anticipate," "believe," "intend," "estimate" and "expect" and similar expressions. Such statements reflect Lennox's current views with respect to future events, based on what it believes are reasonable assumptions; however, such statements are subject to certain risks, uncertainties and assumptions. These include, but are not limited to, warranty and product liability claims; ability to successfully complete and integrate acquisitions; ability to manage new lines of business; the consolidation trend in the HVACR industry; adverse reaction from customers to the Company's acquisitions or other activities; the impact of the weather on business; competition in the HVACR business; increases in the prices of components and raw materials; general economic conditions in the U.S. and abroad; labor relations problems; operating risks and environmental risks. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those in the forward-looking statements. Lennox disclaims any intention or obligation to update or review any forward-looking statements or information, whether as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Lennox's results of operations can be affected by changes in exchange rates. Net sales and expenses in currencies other than the U.S. dollar are translated into U.S. dollars for financial reporting purposes based on the average exchange rate for the period. During the three months ended March 31, 2000 and 1999, net sales from outside the U.S. represented 22.5% and 21.7%, respectively, of total net sales. Historically, foreign currency transaction gains (losses) have not had a material effect on operations.

     From time to time Lennox enters into foreign currency contracts to hedge receivables or payables denominated in foreign currencies. These contracts do not subject the Company to risk from exchange rate movements because the gains or losses on the contracts offset losses or gains, respectively, on the receivables being hedged. As of March 31, 2000, Lennox had obligations to deliver the equivalent of $34.1 million of various foreign currencies at various dates through July 31, 2001, and contracts to take $2.2 million of various foreign currencies through June 30, 2000 for which the counterparties to the contracts will pay or receive fixed contract amounts.

     Lennox has contracts with various suppliers to purchase copper and aluminum for use in manufacturing processes. As of March 31, 2000, Lennox had contracts to purchase 16.2 million pounds of copper over the next 12 months at fixed prices that average $0.736 per pound ($12.0 million). The Company also had contracts to purchase 4.0 million pounds of aluminum at prices that average $0.7058 per pound ($2.8 million) over the next 12 months. Lennox is also obligated to purchase 8.6 million pounds of aluminum fin stock at an average price of $1.057 per pound ($9.1 million). The fair value of the copper and aluminum purchase commitments was an asset of $1.4 million at March 31, 2000.

                          PART II -- OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     At a Special Meeting of Stockholders held on January 21, 2000, the Lennox stockholders voted on a proposal for the issuance of shares of Lennox common stock in connection with the acquisition of Service Experts, Inc. With respect to such proposal, 33,640,778 votes were cast for, 271,114 votes were cast against, and 53,952 shares abstained.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit Number                         Description

     * 3.1  --      Restated Certificate of Incorporation of Lennox
                    (Incorporated herein by reference to Exhibit 3.1 to Lennox's
                    Registration Statement on Form S-1 (Registration No.
                    333-75725)).

     * 3.2  --      Amended and Restated Bylaws of Lennox (Incorporated herein by reference to Exhibit 3.2 to Lennox's Registration
                    Statement on Form S-1 (Registration No. 333-75725)).

     * 4.1  --      Specimen stock certificate for the Common Stock, par value
                    $.01 per share, of Lennox (Incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on
                    Form S-1 (Registration No. 333-75725)).

      27.1  --      Financial Data Schedule (filed herewith).


*    Incorporated herein by reference as indicated.

     Reports on Form 8-K

     A report on Form 8-K dated February 3, 2000 was filed by the Company. The report includes information under Items 2 and 7 concerning the Company's acquisition of Service Experts, Inc.

     A report on Form 8-K/A dated February 16, 2000 was filed by the Company. The report includes information under Items 2 and 7 concerning the Company's acquisition of Service Experts, Inc.

     A report on Form 8-K dated February 28, 2000 was filed by the Company. The report includes information under Items 5 and 7 concerning the Company's financial results for the fourth quarter and year ended December 31, 1999.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        LENNOX INTERNATIONAL INC.

Date: May 11, 2000
                                        /s/ Clyde W. Wyant
                                        ----------------------------------------
                                        Principal Financial Officer
                                        and Duly Authorized Signatory

                                 EXHIBIT INDEX

EXHIBIT NO.         DESCRIPTION
-----------         -----------
   27.1             Financial Data Schedule