Form 10-Q
period 2000-06-30
LENNOX INTERNATIONAL INC
filed 2000-08-11
CIK 1069202

--------------------------------------------------------------------------------

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

--------------------------------------------------------------------------------

(MARK ONE)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
                          PERIOD ENDED JUNE 30, 2000 OR

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

                           YES   X        NO
                               -----         -----

As of August 4, 2000, the number of shares outstanding of the registrant's common stock, par value $.01 per share, was 56,175,000.

                                      INDEX

                                                                                   Page No.
                                                                                   --------
Part I.  Financial Information

         Item 1.  Financial Statements

                  Consolidated Balance Sheets - June 30, 2000 (Unaudited)
                  and December 31, 1999                                               3

                  Consolidated Statements of Income (Unaudited) - Three Months
                  and Six Months Ended June 30, 2000 and 1999                         4

                  Consolidated Statements of Cash Flows (Unaudited) - Six Months
                  Ended June 30, 2000 and 1999                                        5

                  Notes to Consolidated Financial Statements (Unaudited)              6

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                          10

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk         16

Part II. Other Information

         Item 4.  Submission of Matters to a Vote of Security Holders                17

         Item 6.  Exhibits and Reports on Form 8-K                                   17

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                   LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    As of June 30, 2000 and December 31, 1999
                        (In thousands, except share data)

                                     ASSETS

                                                                                  June 30,       December 31,
                                                                                    2000              1999
                                                                                -----------      ------------
                                                                                (unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                                    $    47,323      $    29,174
   Accounts and notes receivable, net                                               505,998          443,107
   Inventories                                                                      395,056          345,424
   Deferred income taxes                                                             36,192           25,367
   Other assets                                                                      51,617           44,526
                                                                                -----------      -----------
         Total current assets                                                     1,036,186          887,598
INVESTMENTS IN JOINT VENTURES                                                        11,610           12,434
PROPERTY, PLANT AND EQUIPMENT, net                                                  369,965          329,966
GOODWILL, net                                                                       653,015          394,252
OTHER ASSETS                                                                         52,292           59,423
                                                                                -----------      -----------
         TOTAL ASSETS                                                           $ 2,123,068      $ 1,683,673
                                                                                ===========      ===========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Short-term debt                                                              $    31,662      $    22,219
   Current maturities of long-term debt                                              30,815           34,554
   Accounts payable                                                                 270,728          196,143
   Accrued expenses                                                                 228,389          200,221
   Income taxes payable                                                              32,970            9,859
                                                                                -----------      -----------
         Total current liabilities                                                  594,564          462,996
LONG-TERM DEBT                                                                      676,344          520,276
DEFERRED INCOME TAXES                                                                   879              928
POSTRETIREMENT BENEFITS, OTHER THAN PENSIONS                                         14,802           15,125
OTHER LIABILITIES                                                                    75,541           72,377
                                                                                -----------      -----------
         Total liabilities                                                        1,362,130        1,071,702
MINORITY INTEREST                                                                     2,055           14,075
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 25,000,000 shares authorized,
      no shares issued or outstanding                                                    --               --
   Common stock, $.01 par value, 200,000,000 shares authorized,
      59,481,140 shares and 46,161,607 shares issued
      for 2000 and 1999, respectively                                                   595              462
   Additional paid-in capital                                                       366,841          215,523
   Retained earnings                                                                436,962          409,851
  Accumulated other comprehensive loss                                              (29,187)         (12,706)
  Deferred compensation                                                              (4,127)          (2,848)
    Treasury stock, at cost, 1,156,221 and 1,172,200 shares
       for 2000 and 1999, respectively                                              (12,201)         (12,386)
                                                                                -----------      -----------
         Total stockholders' equity                                                 758,883          597,896
                                                                                -----------      -----------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 2,123,068      $ 1,683,673
                                                                                ===========      ===========

         The accompanying notes are an integral part of these consolidated financial statements.

                   LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF INCOME
        For the Three Months and Six Months Ended June 30, 2000 and 1999
                (Unaudited, in thousands, except per share data)

                                                       For the                          For the
                                                  Three Months Ended               Six Months Ended
                                                       June 30,                         June 30,
                                             ---------------------------      ----------------------------
                                                 2000            1999             2000             1999
                                             -----------     -----------      -----------      -----------
NET SALES                                    $   894,200     $   591,841      $ 1,610,524      $ 1,080,900
COST OF GOODS SOLD                               595,868         405,519        1,083,429          743,000
                                             -----------     -----------      -----------      -----------
         Gross Profit                            298,332         186,322          527,095          337,900
OPERATING EXPENSES:
     Selling, general and administrative         228,608         139,416          433,888          271,202
                                             -----------     -----------      -----------      -----------
         Income from operations                   69,724          46,906           93,207           66,698
INTEREST EXPENSE, net                             15,242           8,542           27,992           15,100
OTHER                                                517            (570)             746             (781)
MINORITY INTEREST                                     31            (104)            (515)            (620)
                                             -----------     -----------      -----------      -----------
         Income before income taxes               53,934          39,038           64,984           52,999
PROVISION FOR INCOME TAXES                        21,657          15,467           26,967           22,798
                                             -----------     -----------      -----------      -----------
         Net income                          $    32,277     $    23,571      $    38,017      $    30,201
                                             ===========     ===========      ===========      ===========

EARNINGS PER SHARE:
     Basic                                   $      0.56     $      0.65      $      0.68      $      0.84
     Diluted                                 $      0.56     $      0.64      $      0.68      $      0.82

       The accompanying notes are an integral part of these consolidated financial statements.

                   LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 2000 and 1999
                            (Unaudited, in thousands)


                                                                                                 For the
                                                                                             Six Months Ended
                                                                                                 June 30,
                                                                                           -------------------
                                                                                           2000           1999
                                                                                           ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                          $  38,017      $  30,201
    Adjustments to reconcile net income to net cash provided by (used in) operating activities -
         Minority interest                                                                   (515)          (620)
         Joint venture losses                                                                 605          1,845
         Depreciation and amortization                                                     42,345         26,877
         Loss on disposal of equipment                                                      1,797            642
         Other                                                                                206           (364)
   Changes in assets and liabilities, net of effects of acquisitions -
         Accounts and notes receivable                                                      2,147        (98,772)
         Inventories                                                                      (25,304)       (28,069)
         Other current assets                                                              (6,309)         1,875
         Accounts payable                                                                  41,020         16,766
         Accrued expenses                                                                  (9,874)        (8,263)
         Deferred income taxes                                                             (2,039)          (950)
         Income taxes payable and receivable                                               25,868         14,553
         Long-term warranty, deferred income and other liabilities                          6,839         (4,827)
                                                                                        ---------      ---------
             Net cash used in operating activities                                        114,803        (49,106)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from the disposal of property, plant and equipment                               497            393
    Purchases of property, plant and equipment                                            (33,149)       (37,887)
    Acquisitions, net of cash acquired                                                   (206,824)      (128,284)
                                                                                        ---------      ---------
             Net cash used in investing activities                                       (239,476)      (165,778)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from revolving short-term debt                                                11,065        187,957
    Proceeds from revolving long-term debt                                                124,000         41,524
    Proceeds from new long-term debt                                                       35,000             --
    Repayment of long-term debt                                                           (15,540)        (2,170)
    Proceeds from issuance of common stock                                                     73            688
    Repurchases of common stock                                                               (97)          (152)
    Cash dividends paid                                                                   (10,910)        (6,107)
                                                                                        ---------      ---------
             Net cash provided by financing activities                                    143,591        221,740

INCREASE IN CASH AND CASH EQUIVALENTS                                                      18,918          6,856
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS                                        (769)          (864)
                                                                                        ---------      ---------
CASH AND CASH EQUIVALENTS, beginning of period                                             29,174         28,389
                                                                                        ---------      ---------
CASH AND CASH EQUIVALENTS, end of period                                                $  47,323      $  34,381
                                                                                        =========      =========

Supplementary disclosures of cash flow information:
    Cash paid during the period for:
        Interest                                                                        $  27,530      $  14,902
                                                                                        =========      =========
        Income taxes                                                                    $   8,249      $  10,878
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

                            LENNOX INTERNATIONAL INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.  BASIS OF PRESENTATION AND OTHER ACCOUNTING INFORMATION:

    The accompanying unaudited consolidated balance sheet as of June 30, 2000, and the consolidated statements of income for the three months and six months ended June 30, 2000 and 1999 and the consolidated statements of cash flows for the six months ended June 30, 2000 and 1999 should be read in conjunction with Lennox International Inc.'s (the "Company") consolidated financial statements and the accompanying footnotes as of December 31, 1999 and 1998 and for each of the three years in the period ended December 31, 1999. In the opinion of management, the accompanying consolidated financial statements contain all material adjustments, consisting principally of normal recurring adjustments, necessary for a fair presentation of the Company's financial position, results of operations, and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to applicable rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. The operating results for the interim periods are not necessarily indicative of the results to be expected for a full year.

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

                                       For the                       For the
                                  Three Months Ended             Six Months Ended
                                       June 30,                      June 30,
                              --------------------------    --------------------------
NET SALES                         2000           1999           2000           1999
---------                     -----------    -----------    -----------    -----------
North American residential    $   353,890    $   317,610    $   645,670    $   589,084
North American retail             288,938         27,041        483,466         43,721
Commercial air conditioning       122,938        117,595        218,022        210,063
Commercial refrigeration           93,508         82,577        185,180        144,175
Heat transfer (1)                  64,334         53,290        129,781        103,359
Eliminations                      (29,408)        (6,272)       (51,595)        (9,502)
                              -----------    -----------    -----------    -----------
                              $   894,200    $   591,841    $ 1,610,524    $ 1,080,900
                              ===========    ===========    ===========    ===========

(1) The Heat Transfer segment had intersegment sales of $7,285 and $5,387 for the three months ended June 30, 2000 and 1999, respectively, and $12,398 and $11,974 for the six months ended June 30, 2000 and 1999, respectively.

                                            For the                          For the
                                      Three Months Ended                Six Months Ended
                                           June 30,                          June 30,
                                   -------------------------        --------------------------
INCOME (LOSS) FROM OPERATIONS        2000            1999             2000              1999
-----------------------------      --------         --------         --------         --------
North American residential         $ 42,203         $ 39,032         $ 62,968         $ 62,988
North American retail                19,234            1,575           24,660            2,476
Commercial air conditioning           4,733            3,081            1,680            1,147
Commercial refrigeration              8,445            6,864           15,495            9,170
Heat transfer                         4,333            4,218            9,267            7,457
Corporate and other                  (8,035)          (7,319)         (17,940)         (15,727)
Eliminations                         (1,189)            (545)          (2,923)            (813)
                                   --------         --------         --------         --------
                                   $ 69,724         $ 46,906         $ 93,207         $ 66,698
                                   ========         ========         ========         ========

                                  As of June 30,    As of December 31,
TOTAL ASSETS                          2000                 1999
------------                      -------------     ------------------
North American residential         $   611,679         $   596,895
North American retail                  741,362             290,978
Commercial air conditioning            250,127             251,226
Commercial refrigeration               240,858             252,176
Heat transfer                          163,642             179,615
Corporate and other                    146,364             127,320
Eliminations                           (30,964)            (14,537)
                                   -----------         -----------
                                   $ 2,123,068         $ 1,683,673
                                   ===========         ===========

3.  INVENTORIES:

    Components of inventories are as follows (in thousands):

                                          As of June 30,   As of December 31,
                                               2000              1999
                                          --------------   ------------------
     Finished goods                          $263,545           $219,303
     Repair parts                              53,514             36,153
     Work in process                           21,853             20,957
     Raw materials                            103,932            117,209
                                             --------           --------
                                              442,844            393,622
     Reduction for last-in, first-out          47,788             48,198
                                             --------           --------
                                             $395,056           $345,424
                                             ========           ========

4.  LINES OF CREDIT AND FINANCING ARRANGEMENTS:

    The Company has bank lines of credit aggregating $688 million, of which $454 million was outstanding at June 30, 2000 and the remaining $234 million was available for future borrowings. Included in the lines of credit are two $300 million domestic facilities governed by revolving credit facility agreements between the Company and syndicates of banks. The facilities contain certain financial covenants and bear interest, at the Company's option, at a rate equal to either (a) the greater of the bank's prime rate or the federal funds rate plus 0.5% or (b) the London Interbank Offered Rate plus a margin equal to 0.5% to 1.25%, depending upon the ratio of total funded debt to EBITDA. The Company pays a commitment fee equal to 0.10% to 0.30% of the unused commitment, depending upon the ratio of total funded debt to EBITDA. The agreements provide restrictions on the Company's ability to incur additional indebtedness, encumber its assets, sell its assets, or pay dividends.

    On April 3, 2000, the Company borrowed $35.0 million under a shelf agreement with The Prudential Insurance Company of America. Terms of the borrowing include an interest rate of 8%, interest to be paid semi-annually and an ultimate maturity date of June 1, 2010. Terms and conditions of the borrowing are similar to those of the existing revolving credit agreements.

    During the second quarter of 2000, the Company entered into a one year asset securitization arrangement. Pursuant to the arrangement, $130.0 million of domestic trade receivables were sold on a non-recourse basis for cash of $129.3 million. The accounts receivable that were sold are shown as a reduction of Accounts and Notes Receivable, Net in the accompanying Consolidated Balance Sheets. The loss on the sale of such receivables of $0.7 million is included as part of Operating Expenses in the accompanying Consolidated Statements of Income.

5.  EARNINGS PER SHARE:

    Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net income by the sum of the weighted average number of shares outstanding and the number of equivalent shares assumed outstanding, if dilutive, under the Company's stock-based compensation plans and from convertible securities. Diluted earnings per share are computed as follows (in thousands, except per share amounts):

                                                             For the                 For the
                                                        Three Months Ended       Six Months Ended
                                                             June 30,                June 30,
                                                         2000        1999        2000        1999
                                                       -------------------     -------------------
Net income                                             $32,277     $23,571     $38,017     $30,201
                                                       =======     =======     =======     =======

Weighted average shares outstanding                     57,433      36,036      55,948      35,805
Effect of diluted securities attributable to stock
  options and performance share awards                     380         924         341         891
                                                       -------     -------     -------     -------
Weighted average shares outstanding, as adjusted        57,813      36,960      56,289      36,696
                                                       =======     -------     =======     =======
Diluted earnings per share                             $  0.56     $  0.64     $  0.68     $  0.82
                                                       =======     =======     =======     =======

6.  INVESTMENTS IN SUBSIDIARIES:

    SERVICE EXPERTS, INC.

    On January 21, 2000, the Company acquired Service Experts, Inc., a holding company owning retail outlets for heating and air conditioning products and services. The acquisition took place in the form of a merger wherein 0.67 of a share of the Company's common stock was exchanged for each share of Service Experts, Inc. common stock. The 12.2 million shares so exchanged were valued at approximately $140.1 million. In addition, transaction costs of approximately $4.1 million were paid, and $162.7 million of Service Experts, Inc. debt was assumed and concurrently repaid, resulting in a total purchase price of $306.9 million. The acquisition was accounted for under the purchase method of accounting. Based on current estimates, which may be revised at a later date, approximately $171.6 million was allocated to the fair value of the assets acquired, approximately $96.5 million was allocated to the fair value of liabilities assumed, and $231.8 million was allocated to goodwill, which is being amortized on a straight-line basis over 40 years. The results of Service Experts, Inc. have been fully consolidated with those of the Company since the date of acquisition.

    DEALERS

    In September of 1998, the Company initiated a program to acquire high quality heating and air conditioning dealers in metropolitan areas of the United States and Canada (the "Dealers"). During the first six months of 2000, six Dealers in the United States and one Dealer in Canada were purchased for a total price of approximately $17.5 million. In addition, approximately $21.2 million was paid in the first six months of 2000 as additional payments on Dealers acquired in 1999. Of this $21.2 million, $5.6 million was in the form of 491,285 shares of the Company's common stock. The purchase of the Dealers in the first six months of 2000 and the additional payments on Dealers acquired in 1999 were accounted for under the purchase method of accounting wherein approximately $7.1 million was allocated to the fair value of assets acquired, $4.9 million was allocated to the fair value of liabilities assumed and $36.5 million was allocated to goodwill which is being amortized on a straight-line basis over 40 years. The results of the acquired Dealers have been fully consolidated with those of the Company since the respective dates of acquisition.

    EUROPE

    On April 5, 2000, the Company purchased the remaining 30% ownership in Ets. Brancher S.A, the holding company owning the Company's interest in companies in France. The Company paid 101,800,000 French francs ($16.2 million) for the interest, and under the purchase method of accounting recorded an elimination of minority interest of approximately $12.0 million and additional goodwill of approximately $4.2 million.

    The following table presents the pro forma results as if the above companies had been acquired on January 1, 1999 (in thousands, except per share data):

                                         For the                           For the
                                   Three Months Ended                 Six Months Ended
                                         June 30,                          June 30,
                               ---------------------------     -------------------------------
                                   2000            1999             2000              1999
                               -----------     -----------     -------------     -------------
Net sales                      $   894,200     $   785,119     $   1,639,605     $   1,443,058
Net income                          32,277          29,533            37,465            41,158
Basic earnings per share              0.56            0.61              0.67              0.85
Diluted earnings per share            0.56            0.59              0.67              0.83

7.  TREASURY STOCK:

    On November 1, 1999, the Company's Board of Directors authorized the purchase of up to 5,000,000 shares of the issued and outstanding common stock. As of June 30, 2000, 1,172,200 of such shares had been purchased at a total cost of $12.4 million. On March 6, 2000, the Company entered into forward purchase contracts to purchase 1,557,100 shares of its common stock. On May 5, 2000, the Company entered into forward purchase contracts to purchase an additional 858,000 shares of its common stock. In accordance with the terms of these contracts, settlement is permitted on either a net cash settlement, net share settlement, or a physical settlement basis. Therefore, the shares so contracted remain issued and outstanding until such time as the contracts are settled. The Company expects to settle the contracts in the third and fourth quarters of 2000. (See Subsequent Events for further information.)

8.  COMPREHENSIVE INCOME:

    Comprehensive income is computed as follows (in thousands):

                                       For the                      For the
                                  Three Months Ended           Six Months Ended
                                       June 30,                     June 30,
                                ----------------------      ----------------------
                                   2000           1999         2000            1999
                                --------      --------      --------      --------
Net income                      $ 32,277      $ 23,571      $ 38,017      $ 30,201
Cumulative foreign currency
  translation adjustments         (7,522)         (524)      (16,481)       (6,436)
                                --------      --------      --------      --------

Total comprehensive income      $ 24,755      $ 23,047      $ 21,536      $ 23,765
                                ========      ========      ========      ========

9.  SUBSEQUENT EVENTS:

    As of July 31, 2000, the Company had signed letters of intent to acquire 10 Dealers for an aggregate purchase price of approximately $31 million.

    The Company settled the first of the forward contracts to acquire shares of its common stock. On July 7, 2000, 1,557,100 shares were purchased for a net cash settlement of $15.4 million.

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

    The principal components of cost of goods sold are labor, raw materials, component costs, factory overhead and estimated costs of warranty expense. The principal raw materials used in Lennox's manufacturing processes are copper, aluminum and steel. In instances where Lennox is unable to pass on to its customers increases in the costs of copper and aluminum, Lennox may enter into forward contracts for the purchase of those materials. Lennox attempts to minimize the risk of price fluctuations in key components by entering into contracts, typically at the beginning of the year, which generally provide for fixed prices throughout the year. These hedging strategies enable Lennox to establish product prices for the entire model year while minimizing the impact of price increases of components and raw materials on its margins. Warranty expense is estimated based on historical trends and other factors.

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

    In September 1998, Lennox initiated a program to acquire high quality heating and air conditioning dealers in metropolitan areas in the United States and Canada to market "Lennox" and other brands of heating and air conditioning products. This strategy enables Lennox to extend its distribution directly to the consumer and permits it to participate in the revenues and margins available at the retail level while strengthening and protecting its brand equity. Lennox believes that the retail sales and service market represents a significant growth opportunity because this market is large and highly fragmented. The retail sales and service market in the United States is comprised of over 30,000 dealers. In addition, Lennox believes that the heating and air conditioning service business is somewhat less seasonal than the business of manufacturing and selling heating and air conditioning products. As of June 30, 2000, Lennox had acquired 225 dealers in the U.S. and Canada, including the dealers acquired through the acquisition of Service Experts, Inc. The aggregate purchase price of these dealers was approximately $587 million as of June 30, 2000. The Company has signed letters of intent to acquire an additional 10 dealers in the U.S. for an aggregate purchase price of approximately $31 million.

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

RESULTS OF OPERATIONS

    The following table sets forth, as a percentage of net sales, income data for the three months and six months ended June 30, 2000 and 1999:

                                                     Three Months            Six Months
                                                    Ended June 30,         Ended June 30,
                                                   ----------------       ----------------
                                                   2000       1999        2000       1999
                                                   ----------------       ----------------
Net sales                                          100.0%     100.0%      100.0%     100.0%
Cost of goods sold                                  66.6       68.5        67.3       68.7
                                                   -----      -----       -----      -----
          Gross profit                              33.4       31.5        32.7       31.3
Selling, general and administrative expenses        25.6       23.6        26.9       25.1
                                                   -----      -----       -----      -----
          Income from operations                     7.8        7.9         5.8        6.2
Interest expense, net                                1.7        1.4         1.7        1.4
Other                                                0.1       (0.1)        0.1       (0.1)
                                                   -----      -----       -----      -----
          Income before income taxes                 6.0        6.6         4.0        4.9
Provision for income taxes                           2.4        2.6         1.6        2.1
                                                   -----      -----       -----      -----
          Net income                                 3.6%       4.0%        2.4%       2.8%
                                                   =====      =====       =====      =====

    The following table sets forth net sales by business segment and geographic market (dollars in millions):

                                                Three Months                                       Six Months
                                               Ended June 30,                                     Ended June 30,
                                         2000                  1999                       2000                      1999
                                 -------------------  ----------------------    ----------------------     ---------------------
                                  AMOUNT         %        AMOUNT         %        AMOUNT           %         AMOUNT          %
                                 --------       ----    ---------       ----    -----------       ----     ----------       ----
 BUSINESS SEGMENT:
 North American residential      $  353.9       39.6%    $  317.6       53.7%    $    645.7       40.1%    $    589.1       54.5%
 North American retail              289.0       32.3         27.0        4.6          483.4       30.0           43.7        4.0
 Commercial air conditioning        122.9       13.7        117.6       19.9          218.0       13.5          210.1       19.5
 Commercial refrigeration            93.5       10.5         82.6       13.9          185.2       11.5          144.2       13.3
 Heat transfer                       64.3        7.2         53.3        9.0          129.8        8.1          103.3        9.6
Eliminations                        (29.4)      (3.3)        (6.3)      (1.1)         (51.6)      (3.2)          (9.5)      (0.9)
                                 --------      -----     --------      -----     ----------      -----     ----------      -----
  Total net sales                $  894.2      100.0%    $  591.8      100.0%    $  1,610.5      100.0%    $  1,080.9      100.0%
                                 ========      =====     ========      =====     ==========      =====     ==========      =====
 GEOGRAPHIC MARKET:
 U.S                             $  712.6       79.7%    $  442.7       74.8%    $  1,267.5       78.7%    $    825.8       76.4%
 International                      181.6       20.3        149.1       25.2          343.0       21.3          255.1       23.6
                                 --------      -----     --------      -----     ----------      -----     ----------      -----
  Total net sales                $  894.2      100.0%    $  591.8      100.0%    $  1,610.5      100.0%    $  1,080.9      100.0%
                                 ========      =====     ========      =====     ==========      =====     ==========      =====

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

     Net sales. Net sales increased $302.4 million, or 51.1%, to $894.2 million for the quarter ended June 30, 2000 from $591.8 million for the quarter ended June 30, 1999.

    Net sales related to the North American residential segment were $353.9 million for the quarter ended June 30, 2000, an increase of $36.3 million, or 11.4%, from $317.6 million for the quarter ended June 30, 1999. Of the $36.3 million increase, $14.6 million was due to sales from the recently acquired Ducane operations. The remaining $21.7 million growth in North American residential net sales is due to a 6.8% increase in sales of our existing businesses over the second quarter of 1999, which was primarily attributable to an increase in unit sales.

    Net sales in the North American retail segment were $289.0 million for the quarter ended June 30, 2000, an increase of $262.0 million from the $27.0 million of net sales for the quarter ended June 30, 1999. This increase was due to acquisitions.

    Commercial air conditioning net sales increased $5.3 million, or 4.5%, to $122.9 million for the quarter ended June 30, 2000 compared to the quarter ended June 30, 1999. North American sales were particularly strong, achieving growth of 10.1% for the quarter. The addition of two new commercial districts early in the year and the phase-in of the Company's cost-effective Value line contributed to the growth. The increase domestically was offset by a decrease in net sales internationally, primarily due to the impact of exchange rates. International sales growth was 4.9%, after adjusting for the impact of currency exchange rate movements.

    Net sales related to the commercial refrigeration segment were $93.5 million for the quarter ended June 30, 2000, an increase of $10.9 million, or 13.2%, from $82.6 million for the quarter ended June 30, 1999. Of this increase, $8.8 million was due to the acquisition of James N. Kirby Pty. Ltd. North American commercial refrigeration net sales increased 10.9% due to strength in all served segments, with the telecommunications sector being particularly strong. Europe and Australia, two of the Company's key refrigeration markets, had significant decreases in the value of their currency compared to the U.S. dollar. Excluding the impact of currency fluctuations, international sales growth for the second quarter of 2000 was 1.6%.

    Heat transfer revenues increased $11.0 million, or 20.6 %, to $64.3 million for the quarter ended June 30, 2000 compared to the quarter ended June 30, 1999. The acquisition of James N. Kirby Pty. Ltd. contributed $6.6 million to heat transfer revenues in the second quarter of 2000. Net sales in the North America heat transfer business increased $2.1 million. International heat transfer operations increased net sales $2.3 million despite the large drop in the U.S. exchange rate of the Euro and the Australian dollar. Europe heat transfer sales benefited from increased production capacity at the Czech Republic plant.

    Gross profit. Gross profit was $298.3 million for the quarter ended June 30, 2000 compared to $186.3 million for the quarter ended June 30, 1999, an increase of $112.0 million. Gross profit margin was 33.4% for the quarter ended June 30, 2000 and 31.5% for the quarter ended June 30, 1999. Acquisitions account for the majority of the increase of $112.0 million in gross profit. The gross profit margins of Lennox's traditional businesses increased 1.2% for the second quarter of 2000 compared to the second quarter of 1999 primarily due to manufacturing efficiencies, product mix and selected price increases. Acquired businesses contributed 0.7% to the increase in gross profit margins.

    Selling, general and administrative expenses. Selling, general and administrative expenses were $228.6 million for the quarter ended June 30, 2000, an increase of $89.2 million, or 64.0%, from $139.4 million for the quarter ended June 30, 1999. Selling, general and administrative expenses represented 25.6% and 23.6% of total revenues for the second quarter of 2000 and 1999, respectively. Of the $89.2 million increase, acquired companies represented $82.1 million, or 92.0%, of the increase in selling, general and administrative expenses. Acquired companies' selling, general and administrative expenses were 28.1% of sales. The majority of the remaining $7.1 million increase was due to increased advertising and promotion, personnel and facility costs.

    Interest expense, net. Interest expenses, net for the quarter ended June 30, 2000, increased to $15.2 million from $8.5 million for the quarter ended June 30, 1999. Increased borrowings to fund acquisitions were responsible for the increase in interest expense.

    Provision for income taxes. The provision for income taxes was $21.7 million for the quarter ended June 30, 2000 and $15.5 million for the quarter ended June 30, 1999. The effective tax rate of 40.2% and 39.6% for the quarters ended June 30, 2000 and 1999, respectively, differs from the statutory federal rate of 35.0% principally due to state and local taxes, non-deductible goodwill expenses, and foreign operating losses for which no tax benefits have been recognized.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

    Net sales. Net sales increased $529.6 million, or 49.0%, to $1,610.5 million for the six months ended June 30, 2000 from $1,080.9 million for the six months ended June 30, 1999.

    Net sales related to the North American residential segment were $645.7 million for the six months ended June 30, 2000, an increase of $56.6 million, or 9.6%, from $589.1 million for the six months ended June 30, 1999. Of the $56.6 million increase, $31.4 million was due to sales from acquired hearth products companies and the acquisition of Ducane's HVAC product lines. The remaining $25.2 million growth in North American residential net sales is due to a 4.3% increase in sales of our existing businesses over the first six months of 1999, which is primarily due to an increase in unit sales.

    Net sales in the North American retail segment were $483.4 million for the six months ended June 30, 2000, an increase of $439.7 million from the $43.7 million of net sales for the six months ended June 30, 1999. This increase was due to acquisitions.

    Commercial air conditioning net sales increased $7.9 million, or 3.8%, to $218.0 million for the six months ended June 30, 2000 compared to the six months ended June 30, 1999. North American commercial air conditioning sales increased 5.6% for the first six months of 2000 compared to the first six months of 1999. The increase domestically was offset by a much smaller increase in net sales internationally, primarily due to the impact of exchange rates. International sales growth was 10.3%, after adjusting for the impact of currency exchange rate movements. The increase in international sales is primarily due to the fact the company has rationalized its European products and they are being marketed throughout Europe rather than just within the country of manufacture.

    Net sales related to the commercial refrigeration segment were $185.2 million for the six months ended June 30, 2000, an increase of $41.0 million, or 28.4%, from $144.2 million for the six months ended June 30, 1999. Of this increase, $27.5 million was due to the acquisition of James N. Kirby Pty. Ltd. North American commercial refrigeration net sales increased 15.4% as a result of strong sales in the walk-in cooler and telecommunications segments and the completion of some large cold storage projects. The increase domestically was offset by a much smaller increase in net sales internationally, primarily due to the impact of exchange rates. International net sales increased 10.4%, after adjusting for the impact of currency exchange rate movements. International sales volume growth was primarily a result of the Company's increased participation in two areas of the European refrigeration market - sales of supermarket rack systems and direct sales to contractors through the Company's
H K Refrigeration brand.

    Heat transfer revenues increased $26.5 million, or 25.5%, to $129.8 million for the six months ended June 30, 2000 compared to the six months ended June 30, 1999. The acquisitions of James N. Kirby Pty. Ltd. and Livernois Engineering Holding Company contributed $22.0 million to heat transfer revenues in the first six months of 2000. Net sales growth in the North American heat transfer business increased 4.2%. The increase domestically was offset by a much smaller increase in net sales internationally, primarily due to the impact of exchange rates. International net sales increased 14.4%, after adjusting for the impact of currency exchange rate movements. European heat transfer sales benefited from increased production capacity at the Czech Republic plant.

    Gross profit. Gross profit was $527.1 million for the six months ended June 30, 2000 compared to $337.9 million for the six months ended June 30, 1999, an increase of $189.2 million. Gross profit margin was 32.7% for the six months ended June 30, 2000 and 31.3% for the six months ended June 30, 1999. Acquisitions account for the majority of the increase of $189.2 million in gross profit. The gross profit margins of Lennox's traditional businesses increased 1.1% for the first six months of 2000 compared to the first six months of 1999 primarily due to manufacturing efficiencies, product mix and selected price increases. Acquired businesses contributed 0.3% to the increase in gross profit margins.

    Selling, general and administrative expenses. Selling, general and administrative expenses were $433.9 million for the six months ended June 30, 2000, an increase of $162.7 million, or 60.0%, from $271.2 million for the six months ended June 30, 1999. Selling, general and administrative expenses represented 26.9% and 25.1% of total revenues for the first six months of 2000 and 1999, respectively. Of the $162.7 million increase, acquired companies represented $148.7 million, or 91.4%, of the increase in selling, general and administrative expenses. Acquired companies' selling, general and administrative expenses were 28.6% of sales. The majority of the remaining $14.0 million increase was due to increased advertising and promotion, personnel and facility costs.

    Interest expense, net. Interest expenses, net for the six months ended June 30, 2000 increased to $28.0 million from $15.1 million for the six months ended June 30, 1999. Increased borrowings to fund acquisitions were responsible for the increase in interest expense.

    Provision for income taxes. The provision for income taxes was $27.0 million for the six months ended June 30, 2000 and $22.8 million for the six months ended June 30, 1999. The effective tax rates of 41.5% and 43.0% for the six months ended June 30, 2000 and 1999, respectively, differ from the statutory federal rate of 35.0% principally due to state and local taxes, non-deductible goodwill expenses, and foreign operating losses for which no tax benefits have been recognized.

LIQUIDITY AND CAPITAL RESOURCES

    Lennox's recent capital requirements have related principally to acquisitions, the expansion of production capacity and increased working capital needs that have accompanied sales growth.

    Net cash provided by (used in) operating activities was $114.8 million and ($49.1) million for the six months ended June 30, 2000 and 1999, respectively. The increase in cash provided by operations is primarily due to the increase in net income before depreciation and amortization of $23.3 million and the proceeds from the sale of $130 million in accounts receivables. Net cash used in investing activities totaled $239.5 million and $165.8 million for the six months ended June 30, 2000 and 1999, respectively. The greater use of cash for investing relates primarily to increased acquisition activity as $206.8 million and $128.3 million were spent for acquisitions in the six months ended June 30, 2000 and 1999, respectively. Net cash provided by financing activities was $143.6 million and $221.7 million for the six months ended June 30, 2000 and 1999, respectively. Net borrowing needs decreased $72.8 million in the first six months of 2000 versus the same period in 1999 primarily due to the cash received by Lennox from the sale of receivables. Due to the seasonality of the air conditioning and refrigeration businesses, Lennox typically uses cash in the first six months of the year and generates cash during the latter half of the year.

    In the past, Lennox has used a combination of internally generated funds, external borrowings and common stock to make acquisitions. Lennox intends to acquire additional heating and air conditioning dealers in the U.S. and Canada, and plans to finance these acquisitions with a combination of cash, stock and debt. As of June 30, 2000, Lennox had acquired 225 Dealers in the U.S. and Canada, including Dealers acquired through the acquisition of Service Experts, Inc. The aggregate purchase price of these Dealers was approximately $587 million as of June 30, 2000. The Company has signed letters of intent to acquire an additional 10 Dealers for an aggregate purchase price of approximately $31 million.

    On April 5, 2000 Lennox purchased the remaining 30% of Ets. Brancher not already owned for 101,800,000 French francs ($16.2 million). In June 1999, James
N. Kirby Pty. Ltd. was acquired for approximately $65 million. In addition, approximately $20.5 million of Kirby's debt was assumed. The purchase price consisted of approximately $16 million in cash, $33 million in deferred payments and 650,430 shares of common stock. If Lennox's common stock does not trade at a price greater than $29.09 per share for five consecutive days from the period of June 2000 to June 2001, then the Company is obligated to pay the former owners of Kirby the difference between the trading price for the last five days of this period and $29.09 for 577,500 of the shares of common stock.

    Capital expenditures were $33.1 million for the six months ended June 30, 2000. These expenditures primarily related to production equipment (including tooling), training facilities, leasehold improvements and information systems.

    The Company has bank lines of credit aggregating $688 million, of which $454 million was outstanding at June 30, 2000 and the remaining $234 million was available for future borrowings. Included in the lines of credit are two $300 million domestic facilities governed by revolving credit facility agreements between the Company and syndicates of banks. The facilities contain certain financial covenants and bear interest, at the Company's option, at a rate equal to either (a) the greater of the bank's prime rate or the federal funds rate plus 0.5% or (b) the London Interbank Offered Rate plus a margin equal to 0.5% to 1.25%, depending upon the ratio of total funded debt to EBITDA. The Company pays a commitment fee equal to 0.10% to 0.30% of the unused commitment, depending upon the ratio of total funded debt to EBITDA. The agreements provide restrictions on the Company's ability to incur additional indebtedness, encumber its assets, sell its assets, or pay dividends.

    On April 3, 2000, the Company borrowed $35.0 million under a shelf agreement with The Prudential Insurance Company of America. Terms of the borrowing include an interest rate of 8%, interest to be paid semi-annually and an ultimate maturity date of June 1, 2010. Terms and conditions of the borrowing are similar to those of the existing revolving credit agreements.

    Lennox believes its shares of stock are undervalued and has initiated programs to repurchase shares. Lennox's Board of Directors has authorized the purchase of up to 5,000,000 shares. Through December 1999, 1,172,000 shares had been repurchased at a total cost of $12.4 million. To continue the repurchase program while maintaining available debt capacity, Lennox, on March 6, 2000, entered into forward purchase contracts for 1,557,100 shares that were settled on July 7, 2000 for a cash payment of $15.4 million. On May 5, 2000 Lennox entered into additional forward purchase contracts for 858,000 shares. Under the terms of the forward purchase contracts, settlement is permitted on a net cash basis, net share basis or physical basis.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    Lennox's results of operations can be affected by changes in exchange rates. Net sales and expenses in currencies other than the U.S. dollar are translated into U.S. dollars for financial reporting purposes based on the average exchange rate for the period. During the six months ended June 30, 2000 and 1999, net sales from outside the U.S. represented 21.3% and 23.6%, respectively, of total net sales. Historically, foreign currency transaction gains (losses) have not had a material effect on operations.

    From time to time Lennox enters into foreign currency contracts to hedge receivables or payables denominated in foreign currencies. These contracts do not subject the Company to risk from exchange rate movements because the gains or losses on the contracts offset losses or gains, respectively, on the receivables being hedged. As of June 30, 2000, Lennox had obligations to deliver the equivalent of $29.2 million of various foreign currencies at various dates through July 31, 2001, and contracts to buy $3.2 million of various foreign currencies through December 29, 2000 for which the counterparties to the contracts will pay or receive fixed contract amounts. The net fair value of the currency contracts was a liability of $2.1 million at June 30, 2000.

    As of June 30, 2000, Lennox had contracts to purchase copper, aluminum sheet stock and aluminum fin stock aggregating $19.4 million over the next 12 months. The fair value of these contracts was a net liability of $0.3 million at June 30, 2000.

                          PART II -- OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company's 2000 Annual Meeting of stockholders ("Annual Meeting") was held on April 28, 2000. At the Annual Meeting, the Company's stockholders elected five directors with terms expiring at the Company's Annual Meeting of Stockholders in 2003.

     The following sets forth the results of voting at the Annual Meeting for the election of directors *:

             Directors                          For             Withheld            Abstentions
             ---------                          ---             --------            -----------
         Linda G. Alvarado                  45,596,048           704,263                *
         Richard W. Booth                   45,136,498         1,163,813                *
         David V. Brown                     45,590,936           709,375                *
         John E. Major                      45,583,332           716,979                *
         William G. Roth                    45,594,554           705,757                *

*With respect to the election of Directors, the form of proxy permitted stockholders to check boxes indicating votes either "For" or "Withhold Authority,," or to vote "Exceptions" and to name exceptions. Votes relating to directors designated above as "Withheld" include votes cast as "Withhold Authority" and for named exceptions.

     Following the Annual Meeting, Janet K. Cooper, Terry D. Stinson and Richard
L. Thompson, having terms expiring in 2001, and David H. Anderson, Thomas W. Booth, James J. Byrne, Donald E. Miller and John W. Norris, Jr., having terms expiring in 2002, continued in office.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit Number                                     Description
--------------                                     -----------

   * 3.1-- Restated Certificate of Incorporation of Lennox (Incorporated herein by reference to Exhibit 3.1 to Lennox's Registration Statement on Form S-1 (Registration No. 333-75725)).

   * 3.2-- Amended and Restated Bylaws of Lennox (Incorporated herein by reference to Exhibit 3.2 to Lennox's Registration Statement on Form S-1 (Registration No. 333-75725)).

   * 4.1-- Specimen stock certificate for the Common Stock, par value $.01 per share, of Lennox (Incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-75725)).

    10.1-- Receivables Purchase Agreement, dated as of June 19, 2000, among LPAC Corp., Blue Ridge Asset Funding Corporation, Wachovia Bank, N.A., and Lennox Industries Inc. (filed herewith).

    10.2-- Purchase and Sale Agreement, dated as of June 19, 2000, among Lennox Industries Inc., Heatcraft Inc. and LPAC Corp. (filed herewith).

    27.1--       Financial Data Schedule (filed herewith).


*   Incorporated herein by reference as indicated.

       Reports on Form 8-K

       (None)

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    LENNOX INTERNATIONAL INC.

Date: August 10, 2000
                                    /s/ Clyde W. Wyant
                                    -----------------------------
                                    Principal Financial Officer
                                    and Duly Authorized Signatory

                               INDEX TO EXHIBITS


EXHIBIT NUMBER                             DESCRIPTION
--------------                             -----------
     * 3.1--   Restated Certificate of Incorporation of Lennox (Incorporated herein by reference to Exhibit 3.1 to Lennox's Registration Statement on Form S-1
               (Registration No. 333-75725)).

     * 3.2--   Amended and Restated Bylaws of Lennox (Incorporated herein by reference to Exhibit 3.2 to Lennox's Registration Statement on Form S-1
               (Registration No. 333-75725)).

     * 4.1--   Specimen stock certificate for the Common Stock, par value $.01 per share, of Lennox (Incorporated herein by reference to Exhibit 4.1 to the
               Company's Registration Statement on Form S-1 (Registration No. 333-75725)).

      10.1--   Receivables Purchase Agreement, dated as of June 19, 2000, among LPAC
               Corp., Blue Ridge Asset Funding Corporation, Wachovia Bank, N.A., and Lennox
               Industries Inc. (filed herewith).

      10.2--   Purchase and Sale Agreement, dated as of June 19, 2000, among Lennox
               Industries Inc., Heatcraft Inc. and LPAC Corp. (filed herewith).

      27.1--   Financial Data Schedule (filed herewith).


*       Incorporated herein by reference as indicated.