Form 10-Q
period 2000-09-30
LENNOX INTERNATIONAL INC
filed 2000-11-13
CIK 1069202

================================================================================


                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q


(MARK ONE)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
                       PERIOD ENDED SEPTEMBER 30, 2000 OR

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

                              2140 LAKE PARK BLVD.
                                RICHARDSON, TEXAS
                                      75080
--------------------------------------------------------------------------------

                    (Address of principal executive offices)
                                   (Zip Code)

                                 (972) 497-5000
--------------------------------------------------------------------------------

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


                                            YES    X          NO ____
                                                ---------

     As  of  October  31,  2000,  the  number  of  shares   outstanding  of  the
registrant's common stock, par value $.01 per share, was 55,509,455.

                            LENNOX INTERNATIONAL INC.

                                      INDEX

                                                                        Page No.

Part I.  Financial Information

Item 1.  Financial Statements

         Consolidated Balance Sheets - September 30, 2000 (Unaudited)
         and December 31, 1999                                                 3

         Consolidated Statements of Income (Unaudited) - Three Months
         and Nine Months Ended September 30, 2000 and 1999                     4

         Consolidated Statements of Cash Flows (Unaudited) - Nine Months
         Ended September 30, 2000 and 1999                                     5

         Notes to Consolidated Financial Statements (Unaudited)                6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           17


Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K                                     19

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                   LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                 As of September 30, 2000 and December 31, 1999
                        (In thousands, except share data)

                                     ASSETS
                                                                September 30,   December 31,
                                                                    2000             1999
                                                                    ----             ----
                                                                        (unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                     $    45,473    $    29,174
   Accounts and notes receivable, net                                475,360        443,107
   Inventories                                                       380,427        345,424
   Deferred income taxes                                              36,551         25,367
   Other assets                                                       43,783         44,526
                                                                 -----------    -----------
         Total current assets                                        981,594        887,598
INVESTMENTS IN JOINT VENTURES                                         12,264         12,434
PROPERTY, PLANT AND EQUIPMENT, net                                   355,642        329,966
GOODWILL, net                                                        676,618        394,252
OTHER ASSETS                                                          53,697         59,423
                                                                 -----------    -----------
         TOTAL ASSETS                                            $ 2,079,815    $ 1,683,673
                                                                 ===========    ===========

                         LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
   Short-term debt                                               $    30,645    $    22,219
   Current maturities of long-term debt                               37,763         34,554
   Accounts payable                                                  241,597        196,143
   Accrued expenses                                                  258,155        200,221
   Income taxes payable                                                8,406          9,859
                                                                 -----------    -----------
         Total current liabilities                                   576,566        462,996
LONG-TERM DEBT                                                       670,233        520,276
DEFERRED INCOME TAXES                                                    500            928
POSTRETIREMENT BENEFITS, OTHER THAN PENSIONS                          14,725         15,125
OTHER LIABILITIES                                                     73,377         72,377
                                                                  -----------   -----------
         Total liabilities                                         1,335,401      1,071,702
MINORITY INTEREST                                                      2,010         14,075
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 25,000,000 shares authorized,
      no shares issued or outstanding                                      -              -
   Common stock, $.01 par value, 200,000,000 shares authorized,
      59,719,869 shares and 46,161,607 shares issued
      for 2000 and 1999, respectively                                    597            462
   Additional paid-in capital                                        367,442        215,523
   Retained earnings                                                 443,993        409,851
   Accumulated other comprehensive loss                              (41,928)       (12,706)
   Deferred compensation                                              (3,400)        (2,848)
   Treasury stock, at cost, 2,474,784 and 1,172,200 shares
      for 2000 and 1999, respectively                                (24,300)       (12,386)
                                                                 -----------    ------------
         Total stockholders' equity                                  742,404        597,896
                                                                 -----------    ------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $ 2,079,815    $ 1,683,673
                                                                 ===========    ===========

     The accompanying notes are an integral part of these consolidated financial statements.

                      LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME
          For the Three Months and Nine Months Ended September 30, 2000 and 1999
                     (Unaudited, in thousands, except per share data)


                                                        For the                 For the
                                                   Three Months Ended       Nine Months Ended
                                                     September 30,            September 30,
                                                 --------------------       -------------------
                                                 2000          1999         2000           1999
                                                 ----          ----         ----           ----
NET SALES                                  $   857,618   $   669,053   $ 2,468,142    $ 1,749,953
COST OF GOODS SOLD                             583,613       456,611     1,667,042      1,199,611
                                           -----------   -----------   -----------    -----------
         Gross Profit                          274,005       212,442       801,100        550,342
OPERATING EXPENSES:
   Selling, general and administrative         238,276       157,813       672,164        429,015
                                           -----------   -----------   -----------    -----------
         Income from operations                 35,729        54,629       128,936        121,327
INTEREST EXPENSE, net                           13,968         9,093        41,960         24,193
OTHER                                              497           378         1,243           (403)
MINORITY INTEREST                                   88           832          (427)           212
                                           -----------   -----------   -----------    -----------
         Income before income taxes             21,176        44,326        86,160         97,325
PROVISION FOR INCOME TAXES                       8,790        17,042        35,757         39,840
                                           -----------   -----------   -----------    -----------
         Net income                        $    12,386   $    27,284   $    50,403    $    57,485
                                           ===========   ===========   ===========    ===========
EARNINGS PER SHARE:
   Basic                                   $      0.22   $      0.65   $      0.90    $      1.52
   Diluted                                 $      0.22   $      0.64   $      0.89    $      1.48


     The accompanying notes are an integral part of these consolidated financial statements.

                               LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                           For the Nine Months Ended September 30, 2000 and 1999
                                         (Unaudited, in thousands)


                                                                                                    For the
                                                                                              Nine Months Ended
                                                                                                September 30,
                                                                                               ---------------
                                                                                              2000       1999
                                                                                              ----       ----

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                            $  50,403    $  57,485
   Adjustments to reconcile net income to net cash provided by operating activities -
         Minority interest                                                                    (427)         212
         Joint venture losses                                                                1,106        2,409
         Depreciation and amortization                                                      65,018       41,825
         Loss on disposal of equipment                                                       1,297          701
         Other                                                                                (220)        (994)
   Changes in assets and liabilities, net of effects of acquisitions -
         Accounts and notes receivable                                                      24,477      (94,086)
         Inventories                                                                       (17,725)     (11,873)
         Other current assets                                                                 (217)      (3,682)
         Accounts payable                                                                   12,361       18,718
         Accrued expenses                                                                   16,333       (9,946)
         Deferred income taxes                                                              (5,390)       2,184
         Income taxes payable and receivable                                                 2,679       17,014
         Long-term warranty, deferred income and other liabilities                           1,067       (2,559)
                                                                                         ---------    ---------
             Net cash provided by operating activities                                     150,762       17,408

CASH FLOWS FROM INVESTING ACTIVITIES:
         Proceeds from the disposal of property, plant and equipment                         2,454          746
         Purchases of property, plant and equipment                                        (39,749)     (53,203)
         Investment in joint ventures                                                       (1,029)        (567)
         Acquisitions, net of cash acquired                                               (227,236)    (226,127)
         Proceeds from sale of business                                                        --         5,490
                                                                                         ---------    ---------
             Net cash used in investing activities                                        (265,560)    (273,661)

CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from revolving short-term debt                                            11,697       96,554
         Proceeds from revolving long-term debt                                            106,323       43,917
         Proceeds from new long-term debt                                                   60,000         --
         Repayment of long-term debt                                                       (14,564)      (2,619)
         Proceeds from issuance of common stock                                                790      141,799
         Repurchases of common stock                                                       (15,532)        (152)
         Cash dividends paid                                                               (16,263)      (9,924)
                                                                                         ---------    ---------
             Net cash provided by financing activities                                     132,451      269,575

INCREASE IN CASH AND CASH EQUIVALENTS                                                       17,653       13,322
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS                                       (1,354)        (589)
                                                                                         ---------    ---------
CASH AND CASH EQUIVALENTS, beginning of period                                              29,174       28,389
                                                                                         ---------    ---------
CASH AND CASH EQUIVALENTS, end of period                                                 $  45,473    $  41,122
                                                                                         =========    =========

Supplementary disclosures of cash flow information:
    Cash paid during the period for:
         Interest                                                                        $  39,460    $  20,830
                                                                                         =========    =========

         Income taxes                                                                    $  41,727    $  21,637
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

                            LENNOX INTERNATIONAL INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.  BASIS OF PRESENTATION AND OTHER ACCOUNTING INFORMATION:

    The accompanying unaudited consolidated balance sheet as of September 30, 2000, and the consolidated statements of income for the three months and nine months ended September 30, 2000 and 1999 and the consolidated statements of cash flows for the nine months ended September 30, 2000 and 1999 should be read in conjunction with Lennox International Inc.'s (the "Company") consolidated financial statements and the accompanying footnotes as of December 31, 1999 and 1998 and for each of the three years in the period ended December 31, 1999. In the opinion of management, the accompanying consolidated financial statements contain all material adjustments, consisting principally of normal recurring adjustments, necessary for a fair presentation of the Company's financial position, results of operations, and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to applicable rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. The operating results for the interim periods are not necessarily indicative of the results to be expected for a full year.

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


                                              For the                   For the
                                       Three Months Ended           Nine Months Ended
                                         September 30,               September 30,
                                      -------------------          -------------------
 NET SALES                            2000          1999           2000           1999
 ---------                            ----          ----           ----           ----
 North American residential        $308,370       $328,173      $ 954,040      $  917,257
 North American retail              288,817         66,067        772,283         109,788
 Commercial air conditioning        136,368        127,922        354,390         337,985
 Commercial refrigeration            88,795         94,176        273,975         238,351
 Heat transfer (1)                   61,640         60,847        191,421         164,206
 Eliminations                       (26,372)        (8,132)       (77,967)        (17,634)
                                   --------       --------     ----------      ----------
                                   $857,618       $669,053     $2,468,142      $1,749,953
                                   ========       ========     ==========      ==========


[FN]
 (1) The Heat Transfer segment had intersegment sales of $5,503 and $5,722 for the three months ended September 30, 2000 and 1999, respectively, and $17,901 and $17,696 for the nine months ended September 30, 2000 and 1999, respectively.

                                              For the                        For the
                                         Three Months Ended             Nine Months Ended
                                           September 30,                  September 30,
                                      ---------------------          --------------------
INCOME (LOSS) FROM OPERATIONS         2000             1999          2000           1999
-----------------------------         ----             ----          ----           ----
North American residential         $23,663          $42,824      $  86,631       $105,812
North American retail               11,822            3,698         36,482          6,174
Commercial air conditioning          6,015            5,138          7,695          6,285
Commercial refrigeration             9,216            9,925         24,711         19,095
Heat transfer                        3,525            2,851         12,792         10,308
Corporate and other (1)            (16,283)          (8,075)       (34,223)       (23,802)
Eliminations                        (2,229)          (1,732)        (5,152)        (2,545)
                                   -------          -------      ---------       ---------
                                   $35,729          $54,629       $128,936       $121,327
                                   =======          =======       ========       ========

[FN]
(1)  Includes $5,100 for closing operations in Mexico and Argentina.

                                      As of September 30,     As of December 31,
TOTAL ASSETS                                 2000                   1999
------------                                 ----                   ----
North American residential              $   571,822            $   596,895
North American retail                       775,662                290,978
Commercial air conditioning                 235,449                251,226
Commercial refrigeration                    229,240                252,176
Heat transfer                               154,785                179,615
Corporate and other                         144,221                127,320
Eliminations                                (31,364)               (14,537)
                                        -----------            -----------
                                        $ 2,079,815            $ 1,683,673
                                        ===========            ===========

3.  INVENTORIES:

    Components of inventories are as follows (in thousands):

                                      As of September 30,     As of December 31,
                                             2000                   1999
                                             ----                   ----
   Finished goods                          $243,583               $219,303
   Repair parts                              50,776                 36,153
   Work in process                           19,997                 20,957
   Raw materials                            113,598                117,209
                                           --------               --------
                                            427,954                393,622
     Reduction for last-in, first-out        47,527                 48,198
                                           --------               --------
                                           $380,427               $345,424
                                           ========               ========

4.  LINES OF CREDIT AND FINANCING ARRANGEMENTS:

    The Company has bank lines of credit aggregating $688 million, of which $430 million was outstanding at September 30, 2000 with the remaining $258 million available for future borrowings, subject to covenant limitations. Included in the lines of credit are two $300 million domestic facilities governed by revolving credit facility agreements between the Company and syndicates of banks. The facilities contain certain financial covenants and bear interest, at the Company's option, at a rate equal to either (a) the greater of the bank's prime rate or the federal funds rate plus 0.5% or (b) the London Interbank Offered Rate plus a margin equal to 0.5% to 1.25%, depending upon the ratio of total funded debt to EBITDA. The Company pays a commitment fee equal to 0.10% to 0.30% of the unused commitment, depending upon the ratio of total funded debt to EBITDA. The agreements provide restrictions on the Company's ability to incur additional indebtedness, encumber its assets, sell its assets, or pay dividends.

    On August 29, 2000, the Company borrowed $25.0 million under a shelf agreement with The Prudential Insurance Company of America. Terms of the borrowing include an interest rate of 7.75%, interest to be paid semi-annually and an ultimate maturity date of August 25, 2005. Terms and conditions of the borrowing are similar to those of the existing revolving credit agreements.

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

                                                                   For the             For the
                                                             Three Months Ended   Nine Months Ended
                                                               September 30,        September 30,
                                                             ------------------   -----------------
                                                              2000      1999       2000      1999
                                                              ----      ----       ----      ----
Net income                                                  $12,386   $27,284    $50,403   $57,485
                                                            =======   =======    =======   =======
Weighted average shares outstanding                          56,308    42,164     56,070    37,910
Effect of diluted securities attributable to stock
   options and performance share awards                         487       737        355       878
                                                            -------   -------    -------   -------
Weighted average shares outstanding, as
   adjusted                                                  56,795    42,901     56,425    38,788
                                                            =======   =======    =======   =======
Diluted earnings per share                                  $  0.22   $  0.64    $  0.89   $  1.48
                                                            =======   =======    =======   =======

6.  INVESTMENTS IN SUBSIDIARIES:

    SERVICE EXPERTS, INC.

    On January 21, 2000, the Company acquired Service Experts, Inc., a holding company owning retail outlets for heating and air conditioning products and services. The acquisition took place in the form of a merger wherein 0.67 of a share of the Company's common stock was exchanged for each share of Service Experts, Inc. common stock. The 12.2 million shares so exchanged were valued at approximately $140.5 million. In addition, transaction costs of approximately $4.1 million were paid, and $162.7 million of Service Experts, Inc. debt was assumed and concurrently repaid, resulting in a total purchase price of $307.3 million. The acquisition was accounted for under the purchase method of accounting. Based on current estimates, which may be revised at a later date, approximately $169.0 million was allocated to the fair value of the assets acquired, approximately $105.0 million was allocated to the fair value of liabilities assumed, and $243.3 million was allocated to goodwill, which is being amortized on a straight-line basis over 40 years. The results of Service Experts, Inc. have been fully consolidated with those of the Company since the date of acquisition.

    DEALERS

    In September of 1998, the Company initiated a program to acquire high quality heating and air conditioning dealers in metropolitan areas of the United States and Canada (the "Dealers"). During the first nine months of 2000, nine Dealers in the United States and two Dealers in Canada were purchased for a total price of approximately $40.6 million. In addition, approximately $21.8 million was paid in the first nine months of 2000 as additional payments on Dealers acquired in 1999. Of this $21.8 million, $6.3 million was in the form of 558,835 shares of the Company's common stock. The purchase of the Dealers in the first nine months of 2000 and the additional payments on Dealers acquired in 1999 were accounted for under the purchase method of accounting. Based on current estimates, which may be revised at a later date, approximately $12.9 million was allocated to the fair value of assets acquired, $8.5 million was allocated to the fair value of liabilities assumed and $57.9 million was allocated to goodwill which is being amortized on a straight-line basis over 40 years. The results of the acquired Dealers have been fully consolidated with those of the Company since the respective dates of acquisition.

    As of September 30, 2000, the Company had commitments to acquire two additional Dealers for approximately $8.0 million.

    The following table presents the pro forma results as if the above companies had been acquired on January 1, 1999 (in thousands, except per share data):

                                      For the                    For the
                                 Three Months Ended         Nine Months Ended
                                    September 30              September 30,
                                 ------------------       --------------------
                                   2000       1999        2000           1999
                                   ----       ----        ----           ----
Net sales                       $859,008   $846,117    $2,516,773     $2,226,415
Net income                        12,481     29,859        51,661         70,122
Basic earnings per share            0.22       0.54          0.92           1.38
Diluted earnings per share          0.22       0.54          0.92           1.36

7.  TREASURY STOCK:

    On November 1, 1999, the Company's Board of Directors authorized the purchase of up to 5,000,000 shares of the issued and outstanding common stock. As of September 30, 2000, 2,729,300 of such shares had been purchased at a total cost of $27.8 million. On March 6, 2000, the Company entered into forward purchase contracts to purchase 1,557,100 shares of its common stock. On May 5, 2000, the Company entered into forward purchase contracts to purchase an additional 858,000 shares of its common stock. In accordance with the terms of these contracts, settlement is permitted on either a net cash settlement, net share settlement, or a physical settlement basis. Therefore, the shares so contracted remain issued and outstanding until such time as the contracts are settled. The Company settled the first of the forward contracts to acquire shares of its common stock. On July 7, 2000, 1,557,100 shares were purchased for a net cash settlement of $15.4 million. The Company expects to settle the remaining contracts in the fourth quarter of 2000. (See SUBSEQUENT EVENTS for further information.)

8.  RECENT ACCOUNTING PRONOUNCEMENTS:

    In September 2000, the Emerging Issues Task Force issued EITF00-10 which requires disclosure of shipping and handling costs that are not included in costs of goods sold. These costs, for the Company, are included in the Consolidated Statements of Income under OPERATING EXPENSES as part of selling, general and administrative expense. Following are the amounts for shipping and handling (in thousands):

                                      For the                       For the
                                 Three Months Ended            Nine Months Ended
                                   September 30,                  September 30,
                                -------------------            -----------------
                                2000           1999            2000       1999
                                ----           ----            ----       ----
                              $32,240        $29,505         $93,783     $85,614

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivatives embedded in other contracts (collectively referred to as derivatives) and for hedging activities. This statement, for the Company, is effective beginning with the first quarter of 2001. Management does not believe that the adoption of this pronouncement will have a significant impact on the Company's financial statements.

9.  COMPREHENSIVE INCOME:

    Comprehensive income is computed as follows (in thousands):

                                              For the               For the
                                         Three Months Ended    Nine Months Ended
                                           September 30,          September 30,
                                         ---------------        ---------------
                                        2000       1999        2000       1999
                                        ----       ----        ----       ----
 Net income                          $ 12,386     $27,284    $ 50,403  $ 57,485
 Cumulative foreign currency
   translation adjustments            (12,741)      2,949     (29,222)   (3,487)
                                      --------    --------    --------  --------

 Total comprehensive income (loss)   $   (355)    $30,233    $ 21,181   $53,998
                                      =========    =======    ========   =======

10. OTHER EVENTS:

    On July 27, 2000, the Board of Directors of the Company declared a dividend of one right ("Right") for each outstanding share of its common stock to stockholders of record at the close of business on August 7, 2000. Each Right entitles the registered holder to purchase from the Company a unit consisting of one one-hundredth of a share (a "Fractional Share") of Series A Junior Participating Preferred Stock, par value $.01 per share, at a purchase price of $75.00 per Fractional Share, subject to adjustment.

11. SUBSEQUENT EVENTS:

    The Company settled the last of the forward contracts to acquire shares of its common stock. On October 6, 2000, 858,000 shares were purchased for a net cash settlement of $9.8 million.

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

    In September 1998, Lennox initiated a program to acquire high quality heating and air conditioning dealers in metropolitan areas in the United States and Canada to market "Lennox" and other brands of heating and air conditioning products. This strategy enables Lennox to extend its distribution directly to the consumer and permits it to participate in the revenues and margins available at the retail level while strengthening and protecting its brand equity. Lennox believes that the retail sales and service market represents a significant growth opportunity because this market is large and highly fragmented. The retail sales and service market in the United States is comprised of over 30,000 dealers. In addition, Lennox believes that the heating and air conditioning service business is somewhat less seasonal than the business of manufacturing and selling heating and air conditioning products. As of September 30, 2000, Lennox had acquired over 225 dealers in the U.S. and Canada, including the dealers acquired through the acquisition of Service Experts, Inc. The aggregate purchase price of these dealers was approximately $611 million as of September 30, 2000.

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

RESULTS OF OPERATIONS

    The following table sets forth, as a percentage of net sales, income data for the three months and nine months ended September 30, 2000 and 1999:

                                                         THREE MONTHS               NINE MONTHS
                                                     ENDED SEPTEMBER 30,        ENDED SEPTEMBER 30,
                                                     -------------------        -------------------
                                                      2000        1999             2000        1999
                                                      ----        ----             ----        ----
Net sales                                            100.0%      100.0%           100.0%       100.0%
Cost of goods sold                                    68.1        68.2             67.5         68.6
                                                    ------      ------            -----       ------
   Gross profit                                       31.9        31.8             32.5         31.4
Selling, general and administrative expenses          27.7        23.6             27.3         24.5
                                                    ------      ------            -----       ------
   Income from operations                              4.2         8.2              5.2          6.9
Interest expense, net                                  1.6         1.4              1.6          1.3
Other                                                  0.1         0.1              0.1          0.0
Minority interest                                       --         0.1               --           --
                                                   -------     -------            -----       ------
   Income before income taxes                          2.5         6.6              3.5          5.6
Provision for income taxes                             1.1         2.5              1.5          2.3
                                                   -------     -------            -----       ------
   Net income                                          1.4%        4.1%             2.0%         3.3%
                                                   =======     =======            =====       ======

    The following table sets forth net sales by business segment and geographic market (dollars in millions):


                                THREE MONTHS ENDED SEPTEMBER 30,        NINE MONTHS ENDED SEPTEMBER 30,

                                      2000                 1999                    2000                   1999
                               -----------------   -----------------      ------------------     ------------------
                                 AMOUNT       %       AMOUNT      %          AMOUNT        %       AMOUNT       %
                                 ------       -      -------      -          ------        -       ------       -
 BUSINESS SEGMENT:
 North American residential    $308.4       36.0%    $328.1     49.0%    $  954.0       38.7%    $  917.3     52.4%
 North American retail          288.8       33.7       66.1      9.9        772.3       31.3        109.7      6.3
 Commercial air conditioning    136.4       15.8      127.9     19.1        354.4       14.3        338.0     19.3
 Commercial refrigeration        88.8       10.4       94.2     14.1        274.0       11.1        238.4     13.6
 Heat transfer                   61.6        7.2       60.9      9.1        191.4        7.8        164.2      9.4
 Eliminations                   (26.4)      (3.1)      (8.1)    (1.2)       (78.0)      (3.2)       (17.6)    (1.0)
                               ------      -----     ------    -----     --------      -----     --------    -----
   Total net sales             $857.6      100.0%    $669.1    100.0%    $2,468.1      100.0%    $1,750.0    100.0%
                               ======      =====     ======    =====     ========      =====     ========    =====
 GEOGRAPHIC MARKET:
 U.S                           $684.6       79.8%    $475.5     71.1%    $1,952.1       79.1%    $1,301.3     74.4%
 International                  173.0       20.2      193.6     28.9        516.0       20.9        448.7     25.6
                               ------      -----     ------    -----     --------      -----     --------    -----
   Total net sales             $857.6      100.0%    $669.1    100.0%    $2,468.1      100.0%    $1,750.0    100.0%
                               ======      =====     ======    =====     ========      =====     ========    =====


THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

     NET SALES. Net sales increased $188.5 million, or 28.2%, to $857.6 million for the quarter ended September 30, 2000 from $669.1 million for the quarter ended September 30, 1999.

    Net sales related to the North American residential segment were $308.4 million for the quarter ended September 30, 2000, a decrease of $19.7 million, or 6.0%, from $328.1 million for the quarter ended September 30, 1999. Included in the third quarter of 2000 are $16.0 million of sales from the acquired Ducane operations. Excluding these acquired sales, North American residential net sales decreased $35.7 million, or 10.9%, compared to the third quarter of 1999.

    Over 50% of Lennox's North American residential equipment sales are concentrated in geographic locations that had a cold summer in 2000. Cooling degree days through August of this year were 50% below last year's levels in the Northeast region of the United States and 27% below last year's levels in the Midwest region of the United States. This unusually cool summer reduced the stress on existing air conditioning equipment, which depressed equipment sales and reduced demand for profitable add-on air conditioning in those markets where air conditioning is a discretionary purchase.

    Lennox's hearth products business also contributed to the sales decrease as a result of declining housing starts and delays in realizing synergies from the individual hearth operations acquired in the past 24 months.

    Net sales in the North American retail segment were $288.8 million for the quarter ended September 30, 2000, an increase of $222.7 million from the $66.1 million of net sales for the quarter ended September 30, 1999. This increase was almost entirely due to acquisitions.

    Commercial air conditioning net sales increased $8.5 million, or 6.6%, to $136.4 million for the quarter ended September 30, 2000 compared to the quarter ended September 30, 1999. North American sales were particularly strong, achieving growth of 14.7% for the quarter. The addition of two new commercial districts early in the year and the phase-in of Lennox's cost-effective Value line contributed to the growth. The increase domestically was offset by a decrease in net sales internationally, primarily due to the impact of the Euro exchange rate. International sales growth was 5.0%, after adjusting for the impact of currency exchange rate movements.

    Net sales related to the commercial refrigeration segment were $88.8 million for the quarter ended September 30, 2000, a decrease of $5.4 million, or 5.7%, from $94.2 million for the quarter ended September 30, 1999. North American commercial refrigeration net sales increased 3.7% due to strength in all served segments. Europe and Australia, two of Lennox's key refrigeration markets, had significant decreases in the value of their currency compared to the U.S. dollar. Excluding the impact of currency fluctuations, international sales decreased 2.8% for the third quarter of 2000. Some slowdown in the Australian business was a result of the Olympic games being held in Sydney for three weeks in the third quarter of 2000.

    Heat transfer revenues increased $0.7 million, or 1.3 %, to $61.6 million for the quarter ended September 30, 2000 compared to the quarter ended September 30, 1999. Net sales in the North American heat transfer business increased $3.5 million, or 9.0%. Part of this increase can be attributed to the SAP system installation negatively impacting third quarter 1999 results. Installation of the SAP system included a one-week plant shutdown at the Grenada, Mississippi facility. International heat transfer operations net sales decreased $2.7 million primarily due to the large drop in the U.S. exchange rate of the Euro and the Australian dollar.

    GROSS  PROFIT.  Gross  profit  was  $274.0  million  for the  quarter  ended
September 30, 2000 compared to $212.4 million for the quarter ended September 30, 1999, an increase of $61.6 million. Gross profit margin was 31.9% for the quarter ended September 30, 2000 and 31.8% for the quarter ended September 30, 1999. Acquisitions account for the majority of the increase of $80.1 million in gross profit. Acquired businesses contributed 0.6% to the increase in gross profit margins. The decrease in sales resulting from unfavorable weather conditions and foreign currency translations resulted in gross profit dollars of Lennox's traditional businesses decreasing $18.5 million. The gross profit margins of Lennox's traditional businesses decreased 0.5% for the third quarter of 2000, compared to the third quarter of 1999, primarily due to a decrease in purchases of replacement and discretionary air conditioning in the Northern United States and Canada as a result of the cold summer. Lennox's European and Australian businesses' gross margins were negatively impacted to the extent components of U.S. origin were used, due to foreign currency exchange rate movements.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $238.3 million for the quarter ended September 30, 2000, an increase of $80.5 million, or 51.0%, from $157.8 million for the quarter ended September 30, 1999. Selling, general and administrative expenses represented 27.7% and 23.6% of total revenues for the third quarter of 2000 and 1999, respectively. Of the $80.5 million increase, acquired companies represented $70.8 million, or 88.0%, of the increase in selling, general and administrative expenses. Acquired companies' selling, general and administrative expenses were 30.4% of sales. The majority of the remaining $9.7 million increase was due to a $5.1 million charge taken in the quarter to close two operations in Latin America. The two operations were a sales and distribution business in Mexico and a manufacturing plant that was part of our joint venture in Argentina. Fees of $2.3 million for an accounts receivable asset securitization program implemented in June of 2000 were all incremental to the third quarter of 1999. Increased personnel and facilities costs account for the balance of the growth in selling, general and administrative expense.

    INTEREST EXPENSE, NET. Interest expenses, net for the quarter ended September 30, 2000, increased to $14.0 million from $9.1 million for the quarter ended September 30, 1999. Increased borrowings to fund acquisitions were responsible for the increase in interest expense.

    PROVISION FOR INCOME TAXES. The provision for income taxes was $8.8 million for the quarter ended September 30, 2000 and $17.0 million for the quarter ended September 30, 1999. The effective tax rate of 41.5% and 38.4% for the quarters ended September 30, 2000 and 1999, respectively, differs from the statutory federal rate of 35.0% principally due to state and local taxes, non-deductible goodwill expenses, and foreign operating losses for which no tax benefits have been recognized.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

    NET SALES. Net sales increased $718.1 million, or 41.0%, to $2,468.1 million for the nine months ended September 30, 2000 from $1,750.0 million for the nine months ended September 30, 1999.

    Net sales  related to the North  American  residential  segment  were $954.0 million for the nine months ended September 30, 2000, an increase of $36.7 million, or 4.0%, from $917.3 million for the nine months ended September 30, 1999. Of the $36.7 million increase, $47.5 million was due to sales from an acquired hearth products company and the acquisition of Ducane's HVAC product lines. The resulting $10.8 million decrease in North American residential net sales is due primarily to the following three factors:

     - A warmer than normal winter in the first quarter of 2000 in the Northern United States.

     - A cooler than normal summer in the third quarter of 2000 in the Northeast and Midwest regions of the United States and in Canada.

     - A decrease in Lennox's hearth products business as a result of declining housing starts and delays in realizing synergies from individual hearth operations acquired in the past 24 months.

    Net sales in the North American retail segment were $772.3 million for the nine months ended September 30, 2000, an increase of $662.6 million from the $109.7 million of net sales for the nine months ended September 30, 1999. This increase was almost entirely due to acquisitions.

    Commercial air conditioning net sales increased $16.4 million, or 4.9%, to $354.4 million for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999. North American commercial air conditioning sales increased 9.1% for the first nine months of 2000 compared to the first nine months of 1999. The addition of two new commercial districts early in the year and the phase-in of Lennox's cost-effective Value line contributed to the growth. The increase domestically was offset by a decrease in net sales internationally, due primarily to the impact of exchange rates. International sales growth was 9.0%, after adjusting for the impact of currency exchange rate movements. This growth is primarily due to the fact Lennox has rationalized its European products and they are being marketed throughout Europe rather than just within the country of manufacture.

    Net sales related to the commercial refrigeration segment were $274.0 million for the nine months ended September 30, 2000, an increase of $35.6 million, or 14.9%, from $238.4 million for the nine months ended September 30, 1999.

     Of this increase, $27.5 million was due to the acquisition of James N. Kirby Pty. Ltd. North American commercial refrigeration net sales increased 11.2% as a result of strong sales in the walk-in cooler and telecommunications segments and the completion of some large cold storage projects. The increase domestically was offset by a decrease in net sales internationally, due to the impact of exchange rates. International net sales increased 5.7%, after adjusting for the impact of currency exchange rate movements. International sales volume growth was primarily a result of Lennox's increased participation in two areas of the European refrigeration market - sales of supermarket rack systems and direct sales to contractors through Lennox's H K Refrigeration brand.

    Heat transfer revenues increased $27.2 million, or 16.6%, to $191.4 million for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999. The acquisitions of James N. Kirby Pty. Ltd. and Livernois Engineering Holding Company contributed $22.0 million to heat transfer revenues in the first nine months of 2000. Net sales growth in the North American heat transfer business increased 5.5%. The increase domestically was offset by a decrease in net sales internationally, primarily due to the impact of exchange rates. International net sales increased 5.0%, after adjusting for the impact of currency exchange rate movements.

    GROSS  PROFIT.  Gross  profit was $801.1  million for the nine months  ended
September 30, 2000 compared to $550.3 million for the nine months ended September 30, 1999, an increase of $250.8 million. Gross profit margin was 32.5% for the nine months ended September 30, 2000 and 31.4% for the nine months ended September 30, 1999. Acquisitions account for an increase of $256.1 million in gross profit. Acquired businesses contributed 0.5% to the increase in gross profit margins. The decrease in sales resulting from unfavorable weather conditions and foreign currency translations resulted in the gross profit dollars of Lennox's traditional businesses decreasing $5.3 million. However, gross profit margins of Lennox's traditional businesses increased 0.6% for the first nine months of 2000 compared to the first nine months of 1999, primarily due to manufacturing efficiencies, product mix and selected price increases.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $672.2 million for the nine months ended September 30, 2000, an increase of $243.2 million, or 56.7%, from $429.0 million for the nine months ended September 30, 1999. Selling, general and administrative expenses represented 27.3% and 24.5% of total revenues for the first nine months of 2000 and 1999, respectively. Of the $243.2 million increase, acquired companies represented $218.7 million, or 89.9%, of the increase in selling, general and administrative expenses. Acquired companies' selling, general and administrative expenses were 28.7% of sales. The remaining $24.5 million increase includes a charge of $5.1 million to close two operations in Latin America. The two operations were a sales and distribution business in Mexico and a manufacturing plant that was part of our joint venture in Argentina. Fees of $3.0 million for an accounts receivable asset securitization program implemented in June of 2000 were all incremental to 1999. Increased advertising and promotion, personnel and facilities costs account for the balance of the growth in selling, general and administrative expense.

    INTEREST EXPENSE, NET. Interest expenses, net for the nine months ended September 30, 2000 increased to $42.0 million from $24.2 million for the nine months ended September 30, 1999. Increased borrowings to fund acquisitions were responsible for the increase in interest expense.

    PROVISION FOR INCOME TAXES. The provision for income taxes was $35.8 million for the nine months ended September 30, 2000 and $39.8 million for the nine months ended September 30, 1999. The effective tax rates of 41.5% and 40.9% for the nine months ended September 30, 2000 and 1999, respectively, differ from the statutory federal rate of 35.0% principally due to state and local taxes, non-deductible goodwill expenses, and foreign operating losses for which no tax benefits have been recognized.

LIQUIDITY AND CAPITAL RESOURCES

    Lennox's   recent   capital   requirements   have  related   principally  to
acquisitions, the expansion of production capacity and increased working capital needs that have accompanied sales growth.

    Net cash provided by operating activities was $150.8 million and $17.4 million for the nine months ended September 30, 2000 and 1999, respectively. The increase in cash provided by operations is primarily due to the proceeds from the sale of $130 million in accounts receivables. Net cash used in investing activities totaled $265.6 million and $273.7 million for the nine months ended September 30, 2000 and 1999, respectively. Capital spending was $13.5 million less in the nine months ended September 30, 2000 than for the comparable period in 1999, reflecting opportunities taken by Lennox to lease equipment rather than buy. Net cash provided by financing activities was $132.5 million and $269.6 million for the nine months ended September 30, 2000 and 1999, respectively. Net borrowing needs decreased $25.6 million in the first nine months of 2000 versus the same period in 1999 primarily due to the cash received by Lennox from the sale of receivables. Due to the seasonality of the air conditioning and refrigeration businesses, Lennox typically uses cash in the first six months of the year and generates cash during the latter half of the year.

    In the past, Lennox has used a combination of internally generated funds, external borrowings and common stock to make acquisitions. With a base of over 225 dealers established in the retail sector, future acquisitions of such retail centers will be on a very selective basis. The aggregate purchase price of the Dealers acquired through September 30, 2000 was approximately $611 million. As of September 30, 2000, Lennox had commitments to acquire two additional Dealers for approximately $8.0 million.

    On April 5, 2000 Lennox purchased the remaining 30% of Ets. Brancher not already owned for 101,800,000 French francs ($16.2 million). In June 1999, James
N. Kirby Pty. Ltd. was acquired for approximately $65 million. In addition, approximately $20.5 million of Kirby's debt was assumed. The purchase price consisted of approximately $16 million in cash, $33 million in deferred payments and 650,430 shares of common stock. If Lennox's common stock does not trade at a price greater than $29.09 per share for five consecutive days from the period of June 2000 to June 2001, then Lennox is obligated to pay the former owners of Kirby the difference between the trading price for the last five days of this period and $29.09 for 577,500 of the shares of common stock.

    Capital  expenditures were $39.7 million for the nine months ended September
30,  2000.  These  expenditures   primarily  related  to  production   equipment
(including tooling) and information systems.

    Lennox has bank lines of credit aggregating $688 million, of which $430 million was outstanding at September 30, 2000 with the remaining $258 million available for future borrowings, subject to covenant limitations. Included in the lines of credit are two $300 million domestic facilities governed by revolving credit facility agreements between Lennox and syndicates of banks. The facilities contain certain financial covenants and bear interest, at Lennox's option, at a rate equal to either (a) the greater of the bank's prime rate or the federal funds rate plus 0.5% or (b) the London Interbank Offered Rate plus a margin equal to 0.5% to 1.25%, depending upon the ratio of total funded debt to EBITDA. Lennox pays a commitment fee equal to 0.10% to 0.30% of the unused commitment, depending upon the ratio of total funded debt to EBITDA. The agreements provide restrictions on Lennox's ability to incur additional indebtedness, encumber its assets, sell its assets, or pay dividends.

    On August 29, 2000, Lennox borrowed $25.0 million under a shelf agreement with The Prudential Insurance Company of America. Terms of the borrowing include an interest rate of 7.75%, interest to be paid semi-annually and an ultimate maturity date of August 25, 2005. Terms and conditions of the borrowing are similar to those of the existing revolving credit agreements.

    Lennox believes its shares of stock are undervalued and has initiated programs to repurchase shares. Lennox's Board of Directors has authorized the purchase of up to 5,000,000 shares. Through December 1999, 1,172,000 shares had been repurchased at a total cost of $12.4 million. To continue the repurchase program while maintaining available debt capacity, Lennox, on March 6, 2000, entered into forward purchase contracts for 1,557,100 shares that were settled on July 7, 2000 for a cash payment of $15.4 million. On May 5, 2000 Lennox entered into additional forward purchase contracts for 858,000 shares, which were settled on October 6, 2000 for a cash payment of $9.8 million. There are no forward purchase contracts unsettled as of the date of this report.

    Lennox believes that cash flow from operations, as well as available borrowings under its credit facilities will be sufficient to fund operations for the foreseeable future.

RECENT ACCOUNTING PRONOUNCEMENTS

    In September 2000, the Emerging Issues Task Force issued EITF00-10 which requires disclosure of shipping and handling costs that are not included in costs of goods sold. These costs, for Lennox, are included in the Consolidated Statements of Income under OPERATING EXPENSES as part of selling, general and administrative expense. Following are the amounts for shipping and handling (in thousands):

                                          For the                  For the
                                     Three Months Ended        Nine Months Ended
                                       September 30,             September 30,
                                     ------------------       ------------------
                                       2000       1999          2000     1999
                                       ----       ----          ----     ----
                                     $32,240    $29,505       $93,783   $85,614

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivatives embedded in other contracts (collectively referred to as derivatives) and for hedging activities. This statement, for Lennox, is effective beginning with the first quarter of 2001. Management does not believe that the adoption of this pronouncement will have a significant impact on Lennox's financial statements.

FORWARD LOOKING INFORMATION

    This Report contains forward-looking statements and information that are based on the beliefs of Lennox's management as well as assumptions made by and information currently available to management. All statements other than statements of historical fact included in this Report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements identified by the words "may," "will," "should," "plan," "predict," "anticipate," "believe," "intend," "estimate" and "expect" and similar expressions. Such statements reflect Lennox's current views with respect to future events, based on what it believes are reasonable assumptions; however, such statements are subject to certain risks, uncertainties and assumptions. These include, but are not limited to, warranty and product liability claims; ability to successfully complete and integrate acquisitions; ability to manage new lines of business; the consolidation trend in the HVACR industry; adverse reaction from customers to Lennox's acquisitions or other activities; the impact of the weather on business; competition in the HVACR business; increases in the prices of components and raw materials; general economic conditions in the U.S. and abroad; labor relations problems; operating risks and environmental risks. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those in the forward-looking statements. Lennox disclaims any intention or obligation to update or review any forward-looking statements or information, whether as a result of new information, future events or otherwise.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    Lennox's results of operations can be affected by changes in exchange rates. Net sales and expenses in currencies other than the U.S. dollar are translated into U.S. dollars for financial reporting purposes based on the average exchange rate for the period. During the nine months ended September 30, 2000 and 1999, net sales from outside the U.S. represented 20.9% and 25.6%, respectively, of total net sales. Historically, foreign currency transaction gains (losses) have not had a material effect on operations.

    From time to time Lennox enters into foreign currency contracts to hedge receivables or payables denominated in foreign currencies. These contracts do not subject Lennox to risk from exchange rate movements because the gains or losses on the contracts offset losses or gains, respectively, on the items being hedged. As of September 30, 2000, Lennox had obligations to deliver the equivalent of $36.5 million of various foreign currencies at various dates through December 31, 2001, and contracts to buy $.3 million of various foreign currencies through December 29, 2000 for which the counterparties to the contracts will pay or receive fixed contract amounts. The net fair value of the currency contracts was a liability of $3.2 million at September 30, 2000.

    To minimize risks from fluctuations in the price of copper and aluminum, Lennox enters into combinations of long-term purchase commitments at fixed prices and forward contracts. Maturity dates on the forward contracts coincide with expected actual cash purchases of the commodities. As of September 30, 2000, long-term purchase commitments for copper and aluminum aggregate $11.9 million, which approximates the fair value of the commitments. Forward contracts for copper and aluminum aggregate $63.2 million and have a fair value as an asset of $2.9 million.

                          PART II -- OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


EXHIBIT
NUMBER                             DESCRIPTION

*3.1 -- Restated  Certificate  of  Incorporation   of  Lennox  (incorporated  by
        reference to Exhibit 3.1 to Lennox's Registration Statement on Form S-1 (Registration No. 333-75725)).

*3.2 -- Amended and  Restated  Bylaws of Lennox (incorporated  by  reference to
        Exhibit 3.2 to Lennox's Registration Statement on Form S-1 (Registration No. 333-75725)).

*4.1 -- Specimen Stock Certificate for the Common Stock, par value $.01 per share, of Lennox (incorporated by reference to Exhibit 4.1 to Lennox's Registration Statement on Form S-1 (Registration No. 333-75725)).

10.1 -- Form of revised Employment Agreement entered into between Lennox and certain executive officers (filed herewith).

10.2 -- Form of revised Change of Control Employment Agreement entered into between Lennox and certain executive officers (filed herewith).

27.1  --  Financial Data Schedule (filed herewith).

----------
[FN]
*       Incorporated herein by reference as indicated.

       REPORTS ON FORM 8-K

       A Current Report on Form 8-K dated July 27, 2000 was filed by Lennox. The Report includes information under Items 5 and 7 concerning a dividend by Lennox to its stockholders of certain preferred stock purchase rights.

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        LENNOX INTERNATIONAL INC.

Date: November 10, 2000
                                        /S/ CLYDE W. WYANT
                                        ----------------------------------------
                                        Principal Financial Officer
                                        and Duly Authorized Signatory

                                  EXHIBIT INDEX


Exhibit
Number                            Description

* 3.1 --  Restated  Certificate of  Incorporation  of Lennox  (incorporated   by
          reference to Exhibit 3.1 to Lennox's Registration Statement on Form S-1 (Registration No. 333-75725)).

* 3.2  -- Amended and  Restated Bylaws of  Lennox  (incorporated by reference to
          Exhibit   3.2  to  Lennox's   Registration  Statement  on  Form    S-1
         (Registration No. 333-75725)).

* 4.1 -- Specimen Stock Certificate for the Common Stock, par value $.01 per share, of Lennox (incorporated by reference to Exhibit 4.1 to Lennox's Registration Statement on Form S-1 (Registration No. 333-75725)).

 10.1 -- Form of revised Employment Agreement entered into between Lennox and certain executive officers (filed herewith).

 10.2  -- Form  of  revised  Change  of   Control  Employment Agreement  entered
          into  between  Lennox and certain executive officers (filed herewith).

 27.1  -- Financial Data Schedule (filed herewith).

----------
[FN]
*       Incorporated herein by reference as indicated.

        Reports on Form 8-K

       A Current Report on Form 8-K dated July 27, 2000 was filed by Lennox. The Report includes information under Items 5 and 7 concerning a dividend by Lennox to its stockholders of certain preferred stock purchase rights.
