Form 10-K405
period 2000-12-31
LENNOX INTERNATIONAL INC
filed 2001-03-27
CIK 1069202

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   Form 10-K

[X]                        ANNUAL REPORT PURSUANT TO
           SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000

                                       OR

[_]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

      (Registrant"s telephone number, including area code): (972) 497-5000

          Securities Registered Pursuant to Section 12(b) of the Act:

                                            Name of each exchange
            Title of each class              on which registered
            -------------------            -----------------------
   Common Stock, $.01 par value per share  New York Stock Exchange

        Securities Registered Pursuant to Section 12(g) of the Act: None

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   As of March 1, 2001, there were 56,050,163 shares of the registrant"s Common Stock outstanding, and the aggregate market value of the Common Stock held by non-affiliates of the registrant was $457,762,383 based on the closing price of the Common Stock on the New York Stock Exchange Composite Transactions on such date.*

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the registrant"s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2001 annual meeting of stockholders (the "Proxy Statement") are incorporated herein by reference into Part III of this Report. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year ended December 31, 2000.
--------
 * Excludes the Common Stock held by the registrant's executive officers, directors and stockholders whose ownership exceeds 5% of the Common Stock outstanding at March 1, 2001. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           LENNOX INTERNATIONAL INC.

                                   FORM 10-K
                  For the Fiscal Year Ended December 31, 2000

                                     INDEX

                                                                          Page
                                                                          ----
 PART I
  ITEM 1.  Business.....................................................    1
  ITEM 2.  Properties...................................................   13
  ITEM 3.  Legal Proceedings............................................   14
  ITEM 4.  Submission of Matters to a Vote of Security Holders..........   14
 PART II
  ITEM 5.  Market for Registrant's Common Stock and Related Stockholder
           Matters......................................................   14
  ITEM 6.  Selected Financial Data......................................   15
  ITEM 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................   15
  ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk...   22
  ITEM 8.  Financial Statements and Supplementary Data..................   23
  ITEM 9.  Changes In and Disagreements With Accountants on Accounting
           and Financial Disclosure.....................................   49
 PART III
  ITEM 10. Directors and Executive Officers of the Registrant...........   49
  ITEM 11. Executive Compensation.......................................   49
  ITEM 12. Security Ownership of Certain Beneficial Owners and
           Management...................................................   49
  ITEM 13. Certain Relationships and Related Transactions...............   49
 PART IV
  ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form
           8-K..........................................................   49

                                     PART I

ITEM 1. Business

The Company

   Lennox International Inc. (including its subsidiaries, "Lennox" or the "Company") is a leading global provider of climate control solutions. The Company designs, manufactures and markets a broad range of products for the heating, ventilation, air conditioning and refrigeration ("HVACR") markets. The Company's products are sold under well-established brand names including "Lennox", "Armstrong Air", "Ducane", "Bohn", "Larkin", "Heatcraft", "Advanced Distributor Products" and others. The Company is also one of the largest manufacturers in North America of heat transfer products, such as evaporator coils and condenser coils. The Company has leveraged its expertise in heat transfer technology, which is critical to the efficient operation of any heating or cooling system, to become an industry leader known for its product innovation and the quality and reliability of its products. The Company is also a leader in the growing market for hearth products, which includes pre-fabricated fireplaces and related products. Historically, the Company has sold its "Lennox" brand of residential heating and air conditioning products directly to a network of installing dealers, which currently numbers approximately 6,500, making it the largest wholesale distributor of these products in North America. In September 1998, the Company initiated a program to acquire dealers or service centers in metropolitan areas in the United States and Canada so that it can provide heating and air conditioning products and services directly to consumers. The Company greatly expanded this program with the acquisition of Service Experts Inc. in January 2000.

   Shown below are the Company's five business segments, the key products and brand names within each segment and 2000 net sales by segment. Segment financial data for the years 1998 through 2000, including financial information about foreign and domestic operations, is included in Note 3 of the Notes to Consolidated Financial Statements on pages 32 and 33 herein.

        Segment                 Products/Services                 Brand Names          2000 Net Sales
        -------                 -----------------                 -----------          --------------
                                                                                       (in millions)
North American            Furnaces, heat pumps, air      Lennox, Armstrong Air, Air-      $1,221.8
 Residential              conditioners, packaged heating Ease, Concord, Magic-Pak,
                          and cooling systems and        Ducane, Advanced Distributor
                          related products; pre-         Products, Superior,
                          fabricated fireplaces, free    Whitfield and Security
                          standing stoves, fireplace     Chimneys
                          inserts and accessories

North American Retail     Sales, installation and        Service Experts, various          1,053.2
                          service of residential and     individual service center
                          light commercial comfort       names
                          equipment

Commercial Air            Unitary air conditioning and   Lennox, Alcair and Janka            469.2
 Conditioning             applied systems

Commercial Refrigeration  Chillers, condensing units,    Bohn, Friga-Bohn, Larkin,           358.3
                          unit coolers, fluid coolers,   Climate Control, Chandler
                          air cooled condensers and air  Refrigeration, Kirby, Muller
                          handlers                       and Lovelock

Heat Transfer             Heat transfer coils, other     Heatcraft, Friga-Bohn, Kirby        246.8
                          heat transfer products and     and Muller
                          equipment and tooling to
                          manufacture coils
Eliminations                                                                                (101.9)
                                                                                          --------
                                                         Total                            $3,247.4
                                                                                          ========

   The Company was founded in 1895 in Marshalltown, Iowa when Dave Lennox, who owned a machine repair business for the railroads, successfully developed and patented a riveted steel coal-fired furnace which was substantially more durable than the cast iron furnaces used at the time. By 1904, the manufacture of these furnaces had grown into a significant business and was diverting the Lennox Machine Shop from its core business. As a result, in 1904, a group of investors headed by D.W. Norris bought the furnace business and named it the Lennox Furnace Company. Over the years, D.W. Norris ensured that ownership of the Company was distributed to all generations of his family. The Company believes that more than fifty percent of the Company's ownership currently is broadly distributed among approximately 110 descendants of or persons otherwise related to D.W. Norris. In 1991, the Company reincorporated as a Delaware corporation. On August 3, 1999, the Company completed the initial public offering of its common stock.

   In 1999, the Company expanded its hearth products line through the acquisition of Security Chimneys International, Ltd. In May 1999, the Company acquired Livernois Engineering Holding Company and related patents. Livernois produces heat transfer manufacturing equipment for the HVACR and automotive industries. The Company acquired James N. Kirby Pty. Ltd., an Australian company that participates in the commercial refrigeration and heat transfer markets in Australia, in June 1999. In October 1999, the Company acquired substantially all of the assets of the air conditioning and heating division of The Ducane Company, Inc. based in South Carolina. The Ducane acquisition gives the Company additional capacity to manufacture heating and air conditioning products. In January 2000, the Company completed the acquisition of Service Experts Inc. in exchange for approximately 12.2 million shares of Lennox common stock and the assumption of $175 million of debt, of which $163 million was concurrently repaid. Service Experts provides residential and commercial heating, ventilation and air conditioning ("HVAC") services and replacement equipment through approximately 120 dealers in approximately 36 states.

 Forward Looking Statements

   This Annual Report on Form 10-K ("Form 10-K") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based upon management's beliefs, as well as assumptions made by and information currently available to management. All statements other than statements of historical fact included in this Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements identified by the words "may", "will", "should", "plan", "predict", "anticipate", "believe", "intend", "estimate" and "expect" and similar expressions. Such statements reflect the current views of Lennox with respect to future events, based on what it believes are reasonable assumptions; however, such statements are subject to certain risks, uncertainties and assumptions. These include, but are not limited to, warranty and product liability claims; the Company's ability to successfully complete and integrate acquisitions; the Company's ability to manage new lines of business; the consolidation trend in the HVACR industry; adverse reaction from the Company's customers from its acquisitions or other activities; the impact of the weather on the Company's business; competition in the HVACR business; increases in the prices of components and raw materials; general economic conditions in the U.S. and abroad; labor relations problems; operating risks; and environmental risks. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those in the forward-looking statements. The Company disclaims any intention or obligation to update or review any forward-looking statements or information, whether as a result of new information, future events or otherwise.

Growth Strategy

   The Company's growth strategy is designed to capitalize on its competitive strengths in order to expand its market share and profitability in the worldwide HVACR markets. The key elements of this strategy include:

 Expand Market in North America

   The Company's acquisition of heating and air conditioning dealers or service centers in the United States and Canada represents a new direction for the heating and air conditioning industry because, to its knowledge, no other major manufacturer has made a significant investment in retail distribution. This strategy enables the Company to extend its distribution directly to the consumer, thereby permitting it to participate in the revenues and margins available at the retail level while strengthening and protecting its brand equity. The Company believes that the retail sales and service market represents a significant growth opportunity because this market is large and highly fragmented. The retail sales and service market in the United States is estimated to be comprised of over 30,000 dealers or service centers. The Company started this program in September 1998 and as of December 31, 2000, it had acquired over 200 dealers in the United States and Canada for an aggregate purchase price of approximately $630 million, including the acquisition of Service Experts in January 2000. The Company has assembled an experienced management team to administer the dealer operations and the Company has developed a portfolio of training programs, management procedures and goods and services that it believes will enhance the quality, effectiveness and profitability of dealer operations. No further acquisitions are planned as of the date of this report.

   The Company has initiated a program to strengthen its independent dealer network by providing all dealers with a broad array of services and support. Participants in the Company's associate dealer program receive retirement and other benefits in exchange for agreeing that at least 75% of their residential heating and air conditioning purchases will be of the Company's products. As of December 31, 2000, over 1,650 dealers in the United States and Canada had joined the Company's associate dealer program. All independent dealers, including participants in the associate dealer program, are provided with access to the Company-sponsored volume purchasing programs with third parties for goods and services used in their businesses. Additionally, International Service Leadership, Inc., a wholly owned subsidiary of the Company, offers HVAC industry training, programs and support materials to dealers (including Company-owned dealers) throughout North America.

   The Company also intends to increase its market share in North America by:

  .   selectively expanding its "Lennox" independent dealer network;

  . promoting the cross-selling of its "Armstrong Air", "Aire-Flo" and other residential heating and air conditioning brands to its existing network of "Lennox" dealers as a second line;

  . promoting the cross-selling of its hearth products to its "Lennox" dealer base;

  . expanding the geographic market for the "Armstrong Air", "Air-Ease" and "Ducane" brands of residential heating and air conditioning products from its traditional presence in the Northeast and Central United States to the Southern and Western portions of the United States; and

  .   exploiting the fragmented third-party evaporator coil market.

 Increase Presence in Hearth Products Market

   The Company manufactures and sells one of the broadest lines of hearth products in North America, offering multiple brands of hearth products at a range of price points. The Company believes that this broad product line will allow it to compete successfully in the hearth products market since many distributors prefer to concentrate their product purchases with a limited number of suppliers. The Company believes that it can increase its penetration of this market by selling in the traditional hearth products distribution channels and through its historical HVAC distribution channels. Many of Lennox' heating and air conditioning dealers have begun to expand their product offerings to include hearth products. In 2000, a new President and Chief Operating Officer was appointed and management was significantly restructured for the hearth products business. Additionally, the Company is implementing a new brand strategy emphasizing the Lennox brand, since the Company believes that the Lennox brand represents both the highest brand awareness and brand preference by consumers of any brand in the hearth products industry. The Company currently is also targeting increased sales to hearth specialty retailers and new home construction builders.

 Exploit International Opportunities

   Worldwide demand for residential and commercial heating, air conditioning, refrigeration and heat transfer products is increasing. The Company believes that the increasing international demand for these products presents substantial opportunities, especially in emerging markets and particularly for heat transfer and refrigeration products. An example is the increasing use of refrigeration products to preserve perishables including food products in underdeveloped countries. Refrigeration products generally have the same design and applications globally. To take advantage of international opportunities, the Company has made substantial investments in manufacturing facilities in Europe, Latin America and Asia Pacific through acquisitions, including James N. Kirby Pty. Ltd., which has operations in Australia, and Ets. Brancher S.A. with operations in Europe. The Company's international sales have grown from $112.0 million in 1996 to $687.6 million in 2000. The Company intends to continue to focus on expanding its international operations through internal growth to take advantage of international growth opportunities.

 Technology and Product Innovation

   An important part of Lennox' growth strategy is to continue to invest in research and new product development. The Company has designated a number of its facilities as "centers for excellence" that are responsible for the research and development of core competencies vital to its success, such as combustion technology, vapor compression, heat transfer and low temperature refrigeration. Technological advances are disseminated from these "centers for excellence" to all of Lennox' operating divisions.

Products

 North American Residential Products

   Heating and Air Conditioning Products. The Company manufactures and markets a broad range of furnaces, heat pumps, air conditioners, packaged heating and cooling systems and related products. These products are available in a variety of product designs and efficiency levels at a range of price points intended to provide a complete line of home comfort systems for both the residential replacement and new construction markets. The Company markets these products through multiple brand names. In addition, Lennox manufactures a complete line of replacement parts. The Company believes that by maintaining a broad product line with multiple brand names, it can address different market segments and penetrate multiple distribution channels.

   The Company's Advanced Distributor Products division builds evaporator coils, unit heaters and air handlers under the "Advanced Distributor Products" brand as well as the "Lennox", "Armstrong Air" and "Ducane" brands. This division supplies the Company with components for its heating and air conditioning products and produces evaporator coils to be used in connection with competitors' heating and air conditioning products and as an alternative to such competitors' brand name components. The Company started this business in 1993 and has been able to achieve an approximate 20% share of this market for evaporator coils through the application of its technological and manufacturing skills.

   Hearth Products. The Company believes that it is the only North American HVACR manufacturer that also designs, manufactures and markets residential hearth products. The Company's hearth products include prefabricated gas and wood burning fireplaces, free standing pellet and gas stoves, fireplace inserts, gas logs and accessories. Many of the fireplaces are built with a blower or fan option and are efficient heat sources as well as attractive amenities to the home. The Company currently markets its hearth products under the "Lennox", "Superior", "Whitfield", "Earth Stove" and "Security Chimneys" brand names. The Company believes that its strong relationship with its dealers and its brand names will assist in selling into this market.

 North American Retail

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

   North America. In the North American commercial markets, the Company's air conditioning equipment is used in applications such as low-rise office buildings, restaurants, retail and supermarket centers, churches and schools. The Company's product offerings for these applications include rooftop units which range from two to 30 tons of cooling capacity and split system/air handler combinations which range from two to 20 tons. In North America, the Company sells unitary equipment as opposed to larger applied systems. The Company's L Series was introduced in 1995 and has been well received by the national accounts market where it is sold to restaurants, mass merchandisers and other retail outlets. The Company believes that this product's success is attributable to its efficiency, design flexibility, low life cycle cost, ease of service and advanced control technology.

   International. The Company competes in the commercial air conditioning market in Europe through its ownership of Ets. Brancher S.A. and its operating subsidiaries. LGL France S.A. manufactures and sells unitary products which range from two to 30 tons and applied systems which range up to 500 tons. Lennox' European products consist of chillers, air handlers, fan coils and large rooftop units and serve medium rise buildings, shopping malls, other retail and entertainment buildings, institutional applications and other field engineered applications. Lennox manufactures its air conditioning products in several locations throughout Europe, including sites in the United Kingdom, France, Holland and Spain and markets such products through various distribution channels in these countries and in Italy, Germany, Belgium, the Czech Republic, Eastern Europe and the Middle East.

   In Australia, the Company distributes its residential and light commercial heating and air conditioning products manufactured in North America and also manufactures commercial heating and air conditioning products (packaged and split systems) ranging in size from two to 60 tons.

 Commercial Refrigeration

   North America. The Company is one of the leading manufacturers of commercial refrigeration products in North America. The Company's refrigeration products include condensing units, unit coolers, fluid coolers, air-cooled condensers and air handlers. The Company's refrigeration products are sold for cold storage applications to preserve food and other perishables. These products are used by supermarkets, convenience stores, restaurants, warehouses and distribution centers. As part of its sale of commercial refrigeration products, the Company routinely provides application engineering for consulting engineers, contractors and others.

   International. Lennox manufactures and markets refrigeration products through manufacturing facilities and joint ventures located in France and Spain. The Company's refrigeration products include small chillers, unit coolers, air-cooled condensers, fluid coolers and refrigeration racks. These products are sold to distributors, installing contractors and original equipment manufacturers.

   The Company also owns 50% of a joint venture in Mexico that produces unit coolers and condensing units of the same design and quality as those manufactured by the Company in the United States. Since this venture produces a smaller range of products, the product line is complemented with imports from the United States which are sold through the joint venture's distribution network. Sales are made in Mexico to wholesalers, installing contractors and original equipment manufacturers. As production volumes increase, there exists the potential to export some products from the joint venture into North America and Latin America.

   The Company owns an 84% interest in Heatcraft do Brasil S.A., a Brazilian company that manufactures condensing units and unit coolers. The Company believes this joint venture gives it the leading market share for commercial refrigeration products in its served markets in Brazil.

   The Company acquired the assets of Lovelock Luke Pty. Ltd., a distributor of refrigeration and related equipment in Australia in 1998. This acquisition gives the Company an established commercial refrigeration business in Australia.

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

 Heat Transfer

   The Company is one of the largest manufacturers of heat transfer components, including coils, in the United States, Europe, Australia, Mexico and Brazil. These products are used primarily by original equipment manufacturers of residential and commercial air conditioning products, transportation air conditioning and refrigeration systems and commercial refrigeration products. A portion of the Company's original equipment manufacturer coils is produced for use in its residential and commercial HVACR products. The Company also produces private label replacement coils for use in other manufacturers' HVACR equipment. The Company believes that the engineering expertise of its sales force, combined with its flexible manufacturing processes and systems, provide it with an advantage in the application engineering, designing and manufacturing of these products for its customers. Advanced computer software enables the Company to predict with a high degree of accuracy the performance of complete air conditioning and refrigeration systems. The Company also supplies heat transfer manufacturing equipment to the automotive industry through Livernois.

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

   The Company also produces coils in France and the Czech Republic for the European market. The Company's joint venture in Mexico produces evaporator and condenser coils for use in that country and for export to the Caribbean and the United States. The Company's Brazilian joint venture manufactures heat transfer coils that are sold to both HVACR manufacturers and automotive original equipment manufacturers in Brazil.

Marketing and Distribution

   The Company manages numerous distribution channels for its products in order to better penetrate the HVACR market. Generally, the Company's products are sold through a combination of distributors, independent and company-owned dealers or service centers, wholesalers, manufacturers' representatives, original equipment manufacturers and national accounts. The Company has also established separate distribution networks in each country in which it conducts operations. The Company deploys dedicated sales forces across all its business segments and brands in a manner designed to maximize the ability of each sales force to service its particular distribution channel. To maximize enterprise-wide effectiveness, the Company has active cross-functional and cross-organizational teams working on issues such as pricing and coordinated approaches to product design and national account customers with interests cutting across business segments.

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

   The Company distributes its "Armstrong Air", "Air-Ease", "Concord", "Ducane" and "Magic-Pak" brands of residential heating and air conditioning products through the traditional two-step distribution process whereby it sells its products to distributors who, in turn, sell the products to a local installing dealer. Accordingly, by using multiple brands and distribution channels, the Company is able to better penetrate the North American residential heating and air conditioning market. In addition, the Company provides heating and air conditioning products and services directly to consumers through Company-owned dealers.

   Through the years, the "Lennox" brand has become synonymous with the "Dave Lennox" image, which is utilized in national television and print advertising as well as in numerous locally produced dealer ads, open houses and trade events and is easily the best recognized advertising icon in the heating and air conditioning industry.

Manufacturing

   The Company operates 16 manufacturing facilities in the United States and Canada and 20 outside the United States and Canada. In its facilities most impacted by seasonal demand, the Company manufactures both heating and air conditioning products to smooth seasonal production demands and maintain a relatively stable labor force. The Company is generally able to hire temporary employees to meet changes in demand.

Purchasing

   The Company relies on various suppliers to furnish the raw materials and components used in the manufacture of its products. To maximize its buying power in the marketplace, the Company utilizes a "purchasing council" that consolidates purchases of its entire domestic requirements of particular items across all business segments. The purchasing council generally concentrates its purchases for a given material or component with one or two suppliers, although the Company believes that there are alternative suppliers for all of its key raw material and component needs. Compressors, motors and controls constitute the Company's most significant component purchases, while steel, copper and aluminum account for the bulk of the Company's raw material purchases. Although most of the compressors used by the Company are purchased directly from major compressor manufacturers, the Company owns a 24.5% interest in a joint venture to manufacture compressors in the one and one-half to seven horsepower range. The Company expects that this joint venture, which began limited production in April 1998, will be capable of providing the Company with a substantial portion of its compressor requirements in the residential air conditioning market.

Technology and Research and Development

   The Company supports an extensive research and development program focusing on the development of new products and improvements to its existing product lines. The Company spent an aggregate of $36.5 million, $39.1 million and $33.3 million on research and development during 2000, 1999 and 1998, respectively. The Company has a number of research and development facilities located around the world, including a limited number of "centers for excellence" that are responsible for the research and development of particular core competencies vital to its business, such as combustion technology, vapor compression, heat transfer and low temperature refrigeration.

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

Patents and Trademarks

   The Company holds numerous patents that relate to the design and use of its products. The Company considers these patents important, but no single patent is material to the overall conduct of its business. The Company's policy is to obtain and protect patents whenever such action would be beneficial to it. No patent which the Company considers material will expire in the next five years. The Company owns several trademarks that it considers important in the marketing of its products, including Lennox(R), Heatcraft(R), CompleteHeat(R), Raised Lance(TM), Larkin(TM), Climate Control(TM), Chandler Refrigeration(R), Bohn(R), Advanced Distributor Products(R), Armstrong Air(TM), Aire-Flo(TM), Air-Ease(R), Concord(R), Magic-Pak(R), Superior(R), Whitfield(R), Security Chimneys(R), Janka(TM), Alcair(TM), Ducane(TM) and Friga-Bohn(TM). These trademarks have no fixed expiration dates and the Company believes its rights in these trademarks are adequately protected.

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

  . North American residential -- United Technologies Corporation (Carrier); Goodman Manufacturing Company (Janitrol, Amana); American Standard Companies Inc. (Trane); York International Corporation; Hon Industries, Inc. (Heatilator); and CFM Majestic, Inc. (Majestic).

  . Commercial air conditioning -- United Technologies Corporation (Carrier); American Standard Companies Inc. (Trane); York International Corporation; Daikin Industries, Ltd.; and McQuay International.

  .   Commercial refrigeration -- United Technologies Corporation (Carrier
      CRO); Tecumseh Products Co.; Copeland Corporation; and Ingersoll-Rand Company (Hussman).

  .   Heat transfer -- Modine Manufacturing Company and Super Radiator Coils.

Employees

   As of March 1, 2001, the Company employed approximately 24,000 employees, approximately 5,700 of which were represented by unions. The number of hourly workers the Company employs may vary in order to match its labor needs during periods of fluctuating demand. The Company believes that its relationships with its employees and with the unions representing some of its employees are generally good and does not anticipate any material adverse consequences resulting from negotiations to renew any collective bargaining agreements.

Regulation

   The Company's operations are subject to evolving and often increasingly stringent federal, state, local and international laws and regulations concerning the environment. Environmental laws that affect or could affect the Company's domestic operations include, among others, the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act, the Occupational Safety and Health Act, the National Environmental Policy Act, the Toxic Substances Control Act, any regulations promulgated under these acts and various other Federal, state and local laws and regulations governing environmental matters. The Company believes it is in substantial compliance with such existing environmental laws and regulations. The Company's non-United States operations are also subject to various environmental statutes and regulations. Generally, these statutes and regulations impose operational requirements that are similar to those imposed in the United States. The Company believes it is in substantial compliance with applicable non-United States environmental statutes and regulations.

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

   In 1987 the United States became a signatory to an international agreement titled the Montreal Protocol on Substances that Deplete the Ozone Layer. The Montreal Protocol requires its signatories to phase out HCFCs on an orderly basis. All countries in the developed world have become signatories to the Montreal Protocol. The manner in which these countries implement the Montreal Protocol and regulate HCFCs differs widely. The 1990 U.S. Clean Air Act amendments implement the Montreal Protocol by establishing a program to limit the production, importation and use of specified ozone depleting substances, including HCFCs currently used as refrigerants by the Company and its competitors. Under the Clean Air Act and implementing regulations, all HCFCs must be phased out between 2010 and 2030. The Company believes that these regulations, as currently in effect, will not have a material adverse effect on its operations. Nonetheless, as the supply of virgin and recycled HCFCs falls, it will be necessary to address the need to substitute permitted substances for HCFCs. Further, the United States is under pressure from the international environmental community to accelerate the current 2030 deadline for phase out of HCFCs. An accelerated phase out schedule could adversely affect the Company's future financial results and the industry generally.

   The Company, together with major chemical manufacturers, is continually in the process of reviewing and addressing the potential impact of refrigerant regulations on its products. The Company believes that the combination of products that presently utilize HCFCs, and products in the field which can be retrofitted to alternate refrigerants, provide a complete line of commercial and industrial products. Therefore, the Company does not foresee any material adverse impact on its business or competitive position as a result of the Montreal Protocol, the 1990 Clean Air Act amendments or their implementing regulations. However, the Company believes that the implementation of severe restrictions on the production, importation or use of refrigerants the Company employs in larger quantities or acceleration of the current phase out schedule could have such an impact on the Company and its competitors.

   The Company is subject to appliance efficiency regulations promulgated under the National Appliance Energy Conservation Act of 1987, as amended, and various state regulations concerning the energy efficiency of its products. The Company has developed and is developing products which comply with National Appliance Energy Conservation Act regulations and does not believe that such regulations will have a material adverse effect on its business. The United States Department of Energy began in 1998 its review of national standards for comfort products covered under National Appliance Energy Conservation Act. It is anticipated that the National Appliance Energy Conservation Act regulations requiring manufacturers to phase in new higher efficiency products will not take effect prior to 2006. The Company believes it is well positioned to comply with any new standards that may be promulgated by the Department of Energy and does not foresee any adverse material impact from a National Appliance Energy Conservation Act standard change.

   Remediation Activity. In addition to affecting the Company's ongoing operations, applicable environmental laws can impose obligations to remediate hazardous substances at its properties, at properties formerly owned or operated by the Company and at facilities to which it sent or sends waste for treatment or disposal. The Company's Grenada facility is subject to an administrative order issued by the Mississippi Department of

Environmental Quality under which the Company will conduct groundwater remediation. The expenditures from this groundwater remediation are not expected to materially affect the Company's financial condition or results of operations. The Company is aware of contamination at some of its other facilities; however, the Company does not presently believe that any future remediation costs at such facilities will be material.

   The Company has received notices in the past that it is a potentially responsible party along with other potentially responsible parties in Superfund proceedings under the Comprehensive Environmental Response, Compensation and Liability Act for cleanup of hazardous substances at certain sites to which the potentially responsible parties are alleged to have sent waste. Based on the facts presently known, the Company does not believe that environmental cleanup costs associated with any Superfund sites where the Company has received notice that it is a potentially responsible party will be material.

   Service Center Operations. The heating and air conditioning dealers acquired in the United States and Canada are subject to various federal, state and local laws and regulations, including:

  . permitting and licensing requirements applicable to service technicians in their respective trades;

  . building, heating, ventilation, air conditioning, plumbing and electrical codes and zoning ordinances;

  . laws and regulations relating to consumer protection, including laws and regulations governing service contracts for residential services; and

  . laws and regulations relating to worker safety and protection of the environment.

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

Executive Officers of the Company

   The executive officers of the Company, their present positions and their ages are as follows:

   Name                      Age                     Position
   ----                      ---                     --------
   John W. Norris, Jr.......  65 Chairman of the Board
   Robert E. Schjerven......  58 Chief Executive Officer
   Harry J. Ashenhurst......  52 Executive Vice President and Chief
                                  Administrative Officer
   Scott J. Boxer...........  50 Executive Vice President and President, Lennox
                                  Industries Inc.
   Carl E. Edwards, Jr......  59 Executive Vice President, Chief Legal Officer
                                  and Secretary
   H. E. French.............  59 Executive Vice President and Chief Technology
                                  Officer
   Robert J. McDonough......  42 Executive Vice President and President,
                                  Worldwide Refrigeration and European and Latin
                                  American Operations
   James L. Mishler.........  46 Executive Vice President and President, Service
                                  Experts Inc.
   W. Lane Pennington.......  45 Executive Vice President and President,
                                  Worldwide Heat Transfer and Asia Pacific
                                  Operations
   Michael G. Schwartz......  42 Executive Vice President and President, North
                                  American Distributed Products
   Richard A. Smith.........  55 Executive Vice President and Chief Financial
                                  Officer
   John J. Hubbuch..........  58 Vice President, Controller and Chief Accounting
                                  Officer
   Scott E. Messel..........  42 Vice President and Treasurer

   The following biographies describe the business experience of the Company's executive officers.

   John W. Norris, Jr. was elected Chairman of the Board of Directors of the Company in 1991. He has served as a Director of the Company since 1966. After joining the Company in 1960, Mr. Norris held a variety of key positions including Vice President of Marketing, President of Lennox Industries (Canada) Ltd., a subsidiary of the Company, and Corporate Senior Vice President. He became President of the Company in 1977 and was appointed President and Chief Executive Officer of the Company in 1980. Mr. Norris is on the Board of Directors of the Air-Conditioning & Refrigeration Institute, of which he was Chairman in 1986. He is also an active Board member of the Gas Appliance Manufacturers Association, where he was Chairman from 1980 to 1981. Mr. Norris also serves as a Director of AmerUs Life Holdings, Inc., a life insurance and annuity company, and Metroplex Regional Advisory Board of The Chase Manhattan Bank.

   Robert E. Schjerven was named Chief Executive Officer of the Company in 2001. Prior to his election as Chief Executive Officer, he served as Chief Operating Officer of the Company in 2000 and as President and Chief Operating Officer of Lennox Industries Inc., a subsidiary of the Company, from 1995 to 2000. He joined the Company in 1986 as Vice President of Marketing and Engineering for Heatcraft Inc., a subsidiary of the Company. From 1988 to 1991 he held the position of Vice President and General Manager of Heatcraft. From 1991 to 1995 he served as President and Chief Operating Officer of Armstrong Air Conditioning Inc., which is also a subsidiary of the Company. Mr. Schjerven spent the first 20 years of his career with the Trane Company, an HVACR manufacturer, and McQuay-Perfex Inc.

   Harry J. Ashenhurst was named Executive Vice President and Chief Administrative Officer of the Company in 2000. He joined the Company in 1989 as Vice President of Human Resources. Dr. Ashenhurst was named Executive Vice President, Human Resources, for the Company in 1990 and in 1994 was appointed Executive Vice President, Human Resources and Administration, assuming responsibility for the Public Relations and Communications and Aviation departments. Prior to joining the Company, he worked as an independent management consultant with the consulting firm of Roher, Hibler and Replogle. While at Roher, Hibler and Replogle, Dr. Ashenhurst was assigned to work as a corporate psychologist for the Company.

   Scott J. Boxer was named Executive Vice President of the Company and President of Lennox Industries Inc., a subsidiary of the Company, in 2000. He joined the Company in 1998 as Executive Vice President, Lennox Global Ltd., a subsidiary of the Company, and President, European Operations. Prior to joining the Company, Mr. Boxer spent 26 years with York International Corporation, an HVACR manufacturer, in various roles, most recently as President, Unitary Products Group Worldwide, where he reported directly to the Chairman of that company and was responsible for directing that company's residential and light commercial heating and air conditioning operations worldwide.

   Carl E. Edwards, Jr. was named Executive Vice President, Chief Legal Officer and Secretary of the Company in 2000. He joined the Company in February 1992 as Vice President and General Counsel, became the Secretary of the Company in April 1992, and was named Executive Vice President, General Counsel and Secretary in December 1992. Prior to joining the Company, he was Vice President, General Counsel and Secretary for Elcor Corporation. Mr. Edwards also serves as a Director of Kentucky Electric Steel Inc.

   H. E. French was appointed Executive Vice President and Chief Technology Officer of the Company in 2000. Mr. French joined the Company in 1989 as Vice President and General Manager of the Refrigeration Products division for Heatcraft Inc., a subsidiary of the Company. In 1995, he was named President and Chief Operating Officer of Armstrong Air Conditioning Inc., a subsidiary of the Company. In 1997, he was named President and Chief Operating Officer of Heatcraft Inc. Prior to joining the Company, Mr. French spent 11 years in management with Wickes/Larkin, Inc.

   Robert J. McDonough was named Executive Vice President of the Company and President, Worldwide Refrigeration and European and Latin American Operations in 2000. He joined the Company's Heatcraft Inc. subsidiary in 1990, where he held the positions of Director of Sales and Marketing, Vice President of Sales and

Marketing and Vice President and General Manager. Prior to his career at Heatcraft, Mr. McDonough was employed with Larkin Coils, Inc. from 1982 to 1990 where he held engineering, product management and sales management positions.

   James L. Mishler was named Executive Vice President of the Company and President of Service Experts Inc., a subsidiary of the Company, in 2000. He joined the Company in 1996 as Vice President, Sales and Marketing for Lennox Industries Inc., a subsidiary of the Company. In 1999, he was appointed President of Lennox Retail Inc., a new subsidiary of the Company entering a new business segment. Prior to joining the Company, he was Vice President, Sales for Pella Corporation, a manufacturer of windows and doors. Mr. Mishler began his career at Whirlpool Corporation, an appliance manufacturer, in 1978, where he held various sales management positions. In 1992, he left Whirlpool to serve as Vice President of Sales Operations for Frigidaire Corporation, an appliance manufacturer, and later as Executive Vice President of Sales and Marketing for Frigidaire.

   W. Lane Pennington was appointed to his current position of Executive Vice President of the Company and President, Worldwide Heat Transfer and Asia Pacific Operations, in 2000. He joined the Company in 1997 as Vice President, Asia Pacific Operations, and was named Executive Vice President, Lennox Global Ltd., and President, Asia Pacific Operations in 1998. From 1988 until 1997, Mr. Pennington was with Hilti International Corp., a worldwide supplier of specialized building products and engineering services for the commercial construction industry, where he most recently served as President, Hilti Asia Limited, based in Hong Kong.

   Michael G. Schwartz was named Executive Vice President of the Company and President, North American Distributed Products in 2000. Mr. Schwartz previously served as President and Chief Operating Officer of Armstrong Air Conditioning Inc., a subsidiary of the Company, from 1997 to 2000. He joined Heatcraft Inc., a subsidiary of the Company, in 1990 when the Company acquired Bohn Heat Transfer Inc. and served as Director of Sales and Marketing, Original Equipment Manufacturer Products. He also served as Vice President of Commercial Products for Heatcraft from 1995 to 1997. Mr. Schwartz began his career with Bohn Heat Transfer Inc. in 1981.

   Richard A. Smith was named Executive Vice President and Chief Financial Officer for the Company in 2001. Mr. Smith was most recently CFO and Chief Administrative Officer for Zonetrader, Inc., a leading provider of full-service asset management solutions. Before joining Zonetrader, Inc., Mr. Smith had served since 1990 as Vice President of Finance and Chief Financial Officer for Arvin Industries, Inc., a leading global manufacturer of automotive components. Mr. Smith began his career with Ralston Purina Company, a pet food manufacturer, and later joined May Department Stores, serving first as Vice President and Treasurer and later as Vice President and Controller of that company's Payless Shoe Source division.

   John J. Hubbuch was named Vice President, Controller and Chief Accounting Officer of the Company in 1999. Mr. Hubbuch joined the Company in 1986 as the Division Controller for Heatcraft Inc., a subsidiary of the Company. In 1989 he became Heatcraft's Group Controller. In 1992 he was appointed Corporate Controller of the Company and in 1994 he was named Vice President and Corporate Controller of the Company. From 1982 to 1986, Mr. Hubbuch was the Division Controller for McQuay-Perfex Inc./SnyderGeneral.

   Scott E. Messel joined the Company as Vice President and Treasurer in 1999. Prior to joining the Company, he was the Corporate Treasurer for Flowserve Corporation, a provider of industrial flow management services, from 1998 to 1999. From 1983 to 1998, Mr. Messel held various treasury and finance positions with Ralston Purina Company, a pet food manufacturer, including Vice President and Director, International Treasury, from 1991 to 1998.

ITEM 2. Properties

Real Property and Leases

   The following chart lists the Company's major domestic and international manufacturing, distribution and office facilities and whether such facilities are owned or leased:

                              Domestic Facilities

                     Description and Approximate
     Location                    Size                 Principal Products      Owned/Leased
     --------       ------------------------------ ------------------------ ----------------
Richardson, TX      World headquarters and         Not Applicable           Owned and Leased
                    offices; Lennox Industries
                    headquarters; 311,000 square
                    feet
Bellevue, OH        Armstrong headquarters,        Residential furnaces,    Owned and Leased
                    factory and distribution       residential and light
                    center; 800,000 square feet    commercial air
                                                   conditioners and heat
                                                   pumps
Grenada, MS         Heatcraft Heat Transfer        Coils and copper tubing, Owned and Leased
                    Division headquarters and      evaporator coils, gas-
                    factory, 1,000,000 square      fired unit heaters and
                    feet; Advanced Distributor     residential air handlers
                    Products factory, 300,000      and custom order
                    square feet, commercial        replacement coils
                    products factory; 217,000
                    square feet
Stone Mountain, GA  Heatcraft Refrigeration        Commercial and           Owned
                    Products Division              industrial condensing
                    headquarters, R&D and factory; units, packaged chillers
                    145,000 square feet            and custom refrigeration
                                                   racks
Marshalltown, IA    Lennox Industries heating and  Residential heating and  Owned and Leased
                    air conditioning products      cooling products, gas
                    factory, 1,000,000 square      furnaces, split-system
                    feet; distribution center,     condensing units, split-
                    300,000 square feet            system heat pumps and
                                                   CompleteHeat
Des Moines, IA      Lennox Industries distribution Central supplier of      Leased
                    center and light               Lennox repair parts
                    manufacturing; 352,000 square
                    feet
Carrollton, TX      Lennox Industries heating and  Not Applicable           Owned
                    air conditioning products
                    development and research
                    facility; 130,000 square feet
Stuttgart, AR       Lennox Industries light        Commercial rooftop       Owned and Leased
                    commercial heating and air     equipment and
                    conditioning factory; 500,000  accessories
                    square feet
Union City, TN      Lennox Hearth Products         Gas and wood burning     Owned
                    factory; 295,000 square feet   fireplaces
Lynwood, CA         Lennox Hearth Products         Gas and wood burning     Leased
                    headquarters and factory;      fireplaces
                    200,000 square feet
Blackville, SC      Excel Comfort Systems Inc.     Residential heating and  Owned
                    headquarters and factory;      cooling products
                    375,000 square feet
Orangeburg, SC      Allied Air Enterprises         Residential heating and  Owned
                    headquarters and factory;      cooling products
                    329,000 square feet

                           International Facilities

                         Description and Approximate
       Location                      Size                 Principal Products    Owned/Leased
       --------         ------------------------------ ------------------------ ------------
Genas, France           Friga-Bohn factory; 16,000     Heat exchangers for      Owned
                        square meters                  refrigeration and air
                                                       conditioning,
                                                       refrigeration products,
                                                       condensers, fluid
                                                       coolers, pressure
                                                       vessels, liquid
                                                       receivers and
                                                       refrigeration components
Mions, France           LGL France headquarters and    Air cooled chillers,     Owned
                        factories; 12,000 square       water cooled chillers,
                        meters                         reversible chillers and
                                                       packaged boilers
Prague, Czech Republic  Janka and Friga-Coil           Air handling equipment,  Owned
                        factories; 30,000 square       heat transfer coils
                        meters
Milperra, Australia     James N. Kirby Pty. Ltd.       Refrigeration condensing Owned
                        headquarters and factory;      units and condensers,
                        412,000 square feet            heat transfer coils,
                                                       machine tools
San Jose dos Campos,    Heatcraft do Brasil            Refrigeration condensing Owned
 Brazil                 headquarters and factory;      units, unit coolers and
                        160,000 square feet            heat transfer coils
Etobicoke, Canada       Lennox Canada factory; 212,000 Multi-position gas       Owned
                        square feet                    furnaces and gas
                                                       fireplaces

   In addition to the properties described above and excluding dealer facilities, the Company leases over 55 facilities in the United States for use as sales offices and district warehouses and additional facilities worldwide for use as sales and service offices and regional warehouses. The vast majority of Company-owned service center facilities are leased and the remainder are owned. The Company believes that its properties are in good condition and adequate for its present requirements. The Company also believes that its principal plants are generally adequate to meet its production needs.

ITEM 3. Legal Proceedings

   The Company is involved in various claims and lawsuits incidental to its business. In the opinion of the Company's management, these claims and suits in the aggregate will not have a material adverse effect on its business, financial condition, liquidity or results of operations.

ITEM 4. Submission of Matters to a Vote of Security Holders

   There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 2000.

                                    PART II

ITEM 5. Market for Registrant's Common Stock and Related Stockholder Matters

   The Company's common stock is listed for trading on the New York Stock Exchange under the symbol "LII". The high and low sales prices for the Company's common stock for each quarterly period during 2000 and 1999 are set forth in Note 14 of the Notes to Consolidated Financial Statements on page 47 herein. During 2000 and 1999, the Company declared quarterly cash dividends as set forth in Note 14 of the Notes to Consolidated Financial Statements on page 47 herein. The quarterly dividend declared in December 2000 was paid on January 5, 2001. The amount and timing of dividend payments are determined by the Company's Board of Directors and subject to certain restrictions under the Company's credit agreements. As of March 1, 2001, there were approximately 13,800 beneficial holders of the Company's common stock.

ITEM 6. Selected Financial Data

   The table below shows the selected financial data of the Company for the five years ended December 31, 2000:

                                       For the Year Ending December 31,
                                 ---------------------------------------------
                                   2000     1999     1998   1997(1)     1996
                                 -------- -------- -------- --------  --------
                                     (in millions, except per share data)
Statement of Operations Data
Net Sales....................... $3,247.4 $2,361.7 $1,821.8 $1,444.4  $1,364.5
Income (Loss) From Operations...    158.6    155.9    106.6    (35.2)    100.6
Net Income (Loss)...............     59.1     73.2     52.5    (33.6)     54.7
Diluted Earnings (Loss) Per
 Share..........................     1.05     1.81     1.47    (0.99)     1.59
Dividends Per Share.............    0.380    0.350    0.325    0.275     0.260

Other Data
Capital Expenditures............ $   58.3 $   76.7 $   52.4 $   34.6  $   31.9
Research & Development
 Expenses.......................     36.5     39.1     33.3     25.4      23.2

Balance Sheet Data
Working Capital................. $  311.3 $  424.6 $  263.3 $  335.9  $  326.0
Total Assets....................  2,055.0  1,683.7  1,151.6    970.4     819.7
Total Debt......................    690.5    577.0    317.4    198.5     184.8
Stockholders' Equity............    743.1    597.9    375.6    325.2     360.9

--------
Note (1): Includes product inspection charge of $140.0 million. Excluding this charge, Income From Operations is $104.8 million, Net Income is $51.7 million and Diluted Earnings Per Share is $1.53.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

 Overview

   The Company participates in five reportable business segments of the HVACR industry. The first segment is the North American residential market, in which Lennox manufactures and markets a full line of heating, air conditioning and hearth products for the residential replacement and new construction markets in the United States and Canada. The second segment is the North American retail market which includes sales and installation of, and maintenance and repair services for, HVACR equipment by Lennox-owned service centers in the United States and Canada. The third segment is the global commercial air conditioning market, in which Lennox manufactures and sells rooftop products and applied systems for commercial applications. The fourth segment is the global commercial refrigeration market, which consists of unit coolers, condensing units and other commercial refrigeration products. The fifth segment is the heat transfer market, in which Lennox designs, manufactures and sells evaporator and condenser coils, copper tubing and related manufacturing equipment to original equipment manufacturers and other specialty purchasers on a global basis.

   Lennox sells its products to numerous types of customers, including distributors, installing dealers, property owners, national accounts and original equipment manufacturers. The demand for Lennox' products is influenced by national and regional economic and demographic factors, such as interest rates, the availability of financing, regional population and employment trends and general economic conditions, especially consumer confidence. In addition to economic cycles, demand for Lennox' products is seasonal and dependent on the weather. Hotter than normal summers generate strong demand for replacement air conditioning and refrigeration products and colder than normal winters have the same effect on heating products. Conversely, cooler than normal summers and warmer than normal winters depress sales of HVACR products.

   The principal components of cost of goods sold are labor, raw materials, component costs, factory overhead and estimated costs of warranty expense. The principal raw materials used in Lennox' manufacturing processes are copper, aluminum and steel. In instances where Lennox is unable to pass on to its customers increases in the costs of copper and aluminum, Lennox enters into forward contracts for the purchase of those materials. Lennox attempts to minimize the risk of price fluctuations in key components by entering into contracts, typically at the beginning of the year, which generally provide for fixed prices for its needs throughout the year. These hedging strategies enable Lennox to establish product prices for the entire model year while minimizing the impact of price increases of components and raw materials on its margins. Warranty expense is estimated based on historical trends and other factors.

   In September 1997, Lennox increased its ownership in Ets. Brancher, a holding company owning its European operations, from 50% to 70%. As a result, Lennox assumed control of the venture and began including the financial position and operating results of the venture in its consolidated financial statements for the fourth quarter of 1997. Previously, Lennox used the equity method of accounting for its investment in this entity. In the fourth quarter of 1998, Lennox restructured its ownership of its various European entities to allow for more efficient transfer of funds and to provide for tax optimization. In April 2000, Lennox acquired the remaining 30% of its European holding company.

   Lennox acquired Superior Fireplace Company, Marco Mfg., Inc. and Pyro Industries, Inc. in the third quarter of 1998 and Security Chimneys International, Ltd. in the first quarter of 1999 for an aggregate purchase price of approximately $120 million. These acquisitions, which were later merged to form Lennox Hearth Products Inc., give Lennox one of the broadest lines of hearth products in the industry.

   Lennox acquired James N. Kirby Pty. Ltd. ("Kirby"), an Australian company that participates in the commercial refrigeration and heat transfer markets in Australia, in June 1999 for approximately $65 million in cash, common stock and seller financing. In addition, Lennox assumed approximately $20.5 million of Kirby's debt.

   Lennox purchased the HVAC related assets of The Ducane Company, Inc. in October 1999 for approximately $53 million in cash. This purchase added to the brands offered in the North American residential segment.

   In September 1998, Lennox initiated a program to acquire high quality heating and air conditioning dealers in metropolitan areas in the United States and Canada to market "Lennox" and other brands of heating and air conditioning products. This strategy is enabling Lennox to extend its distribution directly to the consumer and to participate in the revenues and margins available at the retail level while strengthening and protecting its brand equity. Lennox believes that the retail sales and service market represents a significant growth opportunity because this market is large and highly fragmented. The retail sales and service market in the United States is estimated to be comprised of over 30,000 dealers.

   On January 21, 2000, Lennox completed the acquisition of Service Experts Inc., an HVAC company comprised of HVAC retail businesses across the United States, for approximately $307 million, including 12.2 million shares of Lennox common stock and the assumption of $175 million of debt. The acquisition added an additional 120 service centers to the U.S. retail network. The success of the Service Experts acquisition, along with Lennox' other acquisitions, will depend on Lennox' ability to integrate these businesses into its business without substantial costs, delays or other operational or financial difficulties. Through December 31, 2000, Lennox had acquired over 200 service centers in North America for an aggregate purchase price of approximately $630 million. Lennox will, for the foreseeable future, concentrate on addressing these integration and operational issues rather than making additional acquisitions.

   Lennox' fiscal year ends on December 31 of each year and its fiscal quarters are each comprised of 13 weeks. For convenience, throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations, the 13 week periods comprising each fiscal quarter are denoted by the last day of the calendar quarter.

Results of Operations

   The following table sets forth, as a percentage of net sales, Lennox' statement of income data for the years ended December 31, 2000, 1999 and 1998.

                                                               Year Ended
                                                              December 31,
                                                            -------------------
                                                            2000   1999   1998
                                                            -----  -----  -----
   Net sales............................................... 100.0% 100.0% 100.0%
   Cost of goods sold......................................  68.0   68.5   68.4
                                                            -----  -----  -----
     Gross profit..........................................  32.0   31.5   31.6
   Selling, general and administrative expense.............  27.1   24.9   25.7
                                                            -----  -----  -----
     Income from operations................................   4.9    6.6    5.9
   Interest expense, net...................................   1.7    1.4    0.9
   Other...................................................   0.1    0.0    0.1
   Minority interest.......................................   0.0    0.0    0.0
                                                            -----  -----  -----
     Income before income taxes............................   3.1    5.2    4.9
   Provision for income taxes..............................   1.3    2.1    2.0
                                                            -----  -----  -----
     Net income............................................   1.8%   3.1%   2.9%
                                                            =====  =====  =====

   The following table sets forth net sales by business segment and geographic market (dollars in millions):

                                      Years Ended December 31,
                            -------------------------------------------------
                                 2000             1999             1998
                            ---------------  ---------------  ---------------
                             Amount     %     Amount     %     Amount     %
                            --------  -----  --------  -----  --------  -----
   Business Segment:
   North American
    residential............ $1,221.8   37.6% $1,174.2   49.7% $1,005.5   55.2%
   North American retail...  1,053.2   32.4     218.1    9.2       9.8    0.5
   Commercial air
    conditioning...........    469.2   14.4     452.8   19.2     392.1   21.5
   Commercial
    refrigeration..........    358.3   11.0     327.3   13.9     237.3   13.0
   Heat transfer...........    246.8    7.6     220.0    9.3     178.7    9.8
   Eliminations............   (101.9)  (3.0)    (30.7)  (1.3)     (1.6)    --
                            --------  -----  --------  -----  --------  -----
     Total net sales....... $3,247.4  100.0% $2,361.7  100.0% $1,821.8  100.0%
                            ========  =====  ========  =====  ========  =====
   Geographic Market:
   U.S..................... $2,559.8   78.8% $1,730.4   73.3% $1,472.3   80.8%
   International...........    687.6   21.2     631.3   26.7     349.5   19.2
                            --------  -----  --------  -----  --------  -----
     Total net sales....... $3,247.4  100.0% $2,361.7  100.0% $1,821.8  100.0%
                            ========  =====  ========  =====  ========  =====

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

 Net Sales

   Net sales increased $885.7 million, or 37.5%, to $3,247.4 million for the year ended December 31, 2000 from $2,361.7 million for the year ended December 31, 1999.

   Net sales in the North American residential segment were $1,221.8 million for the year ended December 31, 2000, an increase of $47.6 million, or 4.1%, from $1,174.2 million for the year ended December 31, 1999. Sales from acquisitions contributed $51.5 million to the increase in sales for the year. The acquisition of Ducane's HVAC product lines was the primary reason for the acquisition sales increase.

   Lennox' traditional North American residential businesses had a decrease in sales of $3.9 million, or 0.3%, from the prior year. This decrease was a result of unfavorable weather and a decline in sales in the

Company's hearth products business. Mild weather conditions in key markets for Lennox negatively impacted sales in both the early months of 2000 and especially the third quarter of 2000. Over 50% of the Company's North American residential equipment sales are concentrated in geographic locations that had a cold summer in 2000. Cooling degree days through August of 2000 were 50% below 1999 levels in the Northeast region of the United States and 27% below 1999 levels in the Upper Midwest region of the United States. This unusually cool summer reduced the stress on existing air conditioning equipment, which depressed equipment sales and reduced demand for profitable add-on air conditioning in those markets where air conditioning is a discretionary purchase. The Company's hearth products business sales decreased 12.3% as a result of declining housing starts and a delay in realizing synergies from the individual hearth operations acquired primarily in the third quarter of 1998 and first quarter of 1999.

   Net sales in the North American retail segment were $1,053.2 million for the year ended December 31, 2000, an increase of $835.1 million from $218.1 million for the year ended December 31, 1999. This increase was almost entirely due to acquisitions.

   Commercial air conditioning net sales increased $16.4 million, or 3.6%, to $469.2 million for the year ended December 31, 2000 compared to the year ended December 31, 1999. North American sales grew 8.1% over the prior year. This growth is primarily a result of two additional commercial sales districts and the introduction of the Company's cost effective Value line product. International commercial air conditioning sales also grew 8.1% over the prior year, when compared in local currencies. Converted to U.S. dollars, however, the increase was negated, primarily due to the decrease in the Euro exchange rate from the prior year.

   Net sales related to the commercial refrigeration segment were $358.3 million for the year ended December 31, 2000, an increase of $31.0 million, or 9.5%, from $327.3 million for the year ended December 31, 1999. Of this increase, $27.5 million was due to the acquisition of James N. Kirby Pty. Ltd. North American commercial refrigeration sales increased 9.7% due to strong sales in the walk-in cooler segment and some large cold storage projects that were completed. Europe and Australia, two of the Company's key refrigeration markets, had significant decreases in the value of their currency compared to the U.S. dollar. Excluding the impact of currency fluctuations and acquisitions, international sales grew 4.5%.

   Heat transfer segment revenues increased $26.8 million, or 12.2%, to $246.8 million for the year ended December 31, 2000 compared to the year ended December 31, 1999. Of this increase, $22.0 million was due to the acquisitions of James N. Kirby Pty. Ltd. and Livernois Engineering Holding Company. The Company's traditional businesses increased sales 5.0%, after adjusting for the impact of currency exchange.

 Gross Profit

   Gross profit was $1,040.4 million for the year ended December 31, 2000, compared to $744.3 million for the year ended December 31, 1999, an increase of $296.1 million. The majority of this increase is attributable to increased sales in 2000 as compared to 1999. Gross profit margin was 32.0% for the year ended December 31, 2000 and 31.5% for the year ended December 31, 1999. The gross profit margins of the Company's traditional businesses increased 0.2% for the twelve months of 2000 compared to the twelve months of 1999.

 Selling, General and Administrative Expense

   Selling, general and administrative expenses were $881.8 million for the year ended December 31, 2000, an increase of $293.4 million, or 49.9%, from $588.4 million for the year ended December 31, 1999. Selling, general and administrative expenses represented 27.1% and 24.9% of total revenues for the twelve months of 2000 and 1999, respectively. Of the $293.4 million increase, $272.9 million, or 93%, was related to increased infrastructure associated with acquisitions. The majority of the remaining $20.5 million increase was due to fees for an asset securitization program implemented in June of 2000, charges taken to close two operations in Latin America and increased expenses associated with North American retail.

 Interest Expense, Net

   Interest expense, net, for the year ended December 31, 2000, increased to $56.2 million from $33.1 million for the year ended December 31, 1999. The increase in interest expense is attributable to the increased use of credit lines and short-term borrowings to fund acquisitions.

 Other

   Other expense (income) was $1.8 million for the year ended December 31, 2000 and $(0.3) million for the year ended December 31, 1999. Other expense is primarily comprised of currency exchange gains or losses, which relate principally to the Company's operations in Canada, Australia and Europe.

 Provision for Income Taxes

   The provision for income taxes was $41.9 million for the year ended December 31, 2000 and $50.1 million for the year ended December 31, 1999. The effective tax rate of 41.5% and 40.6% for the years ended December 31, 2000 and 1999, respectively, differs from the statutory federal rate of 35.0% principally due to state and local taxes, non-deductible goodwill expenses and foreign operating losses for which no tax benefits have been recognized.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

 Net Sales

   Net sales increased $539.9 million, or 29.6%, to $2,361.7 million for the year ended December 31, 1999 from $1,821.8 million for the year ended December 31, 1998.

   Net sales related to the North American residential segment were $1,174.2 million for the year ended December 31, 1999, an increase of $168.7 million, or 16.8%, from $1,005.5 million for the year ended December 31, 1998. Of the $168.7 million increase, $110.7 million was due to sales from the hearth products acquisitions, acquired heating and air conditioning distributors and the acquisition of Ducane's HVAC product lines. Excluding acquisitions, there was an increase of $58.0 million in North American residential net sales, primarily due to a 2.9% increase in sales of Lennox' existing business, almost all of which resulted from increased sales volumes, principally caused by two factors. First, the hot summer in 1998 depleted the inventory levels at Lennox' customers causing these customers to increase their purchases in the first quarter of 1999 to refill their inventories. Second, Lennox' volume increased as a result of sales to new dealers, which were added as a result of programs to expand Lennox' dealer base.

   Sales in the North American retail segment were $218.1 million for the year ended December 31, 1999, an increase of $208.3 million over the $9.8 million for the year ended December 31, 1998. The increase was solely a result of acquisitions.

   Commercial air conditioning net sales increased $60.7 million, or 15.5%, to $452.8 million for the year ended December 31, 1999 compared to the year ended December 31, 1998. Of this increase, $29.8 million was due to increased sales volumes in North America primarily due to the effectiveness of commercial sales districts and $30.9 million was due to increased international sales, $6.5 million of which was due to acquisitions. Net sales related to the commercial refrigeration segment were $327.3 million for the year ended December 31, 1999, an increase of $90.0 million, or 37.9%, from $237.3 million for the year ended December 31, 1998. Of this increase, $86.8 million was due to the international acquisitions of Heatcraft do Brasil, the Lovelock Luke Pty. Ltd. business and James N. Kirby Pty. Ltd. North American commercial refrigeration sales increased $8.0 million primarily due to strong sales to Lennox' supermarket customers and increased activity with Lennox' large distributors. Heat transfer revenues increased $41.3 million, or 23.1%, to $220.0 million for the year ended December 31, 1999 compared to the year ended December 31, 1998. Of this increase, $7.3 million was due to increased sales volumes in Lennox' existing North American business and

$37.7 million was due to the acquisitions of James N. Kirby Pty. Ltd. and Livernois Engineering Holding Company.

 Gross Profit

   Gross profit was $744.3 million for the year ended December 31, 1999 compared to $576.2 million for the year ended December 31, 1998, an increase of $168.1 million, or 29.2%. Gross profit margin was 31.5% for the year ended December 31, 1999 and 31.6% for the year ended December 31, 1998. The increase of $168.1 million in gross profit was primarily attributable to increased sales in 1999 as compared to 1998. The gross profit margins of Lennox' traditional businesses increased 0.7% for the twelve months ended December 31,1999 compared to the twelve months ended December 31, 1998.

 Selling, General and Administrative Expense

   Selling, general and administrative expenses were $588.4 million for the year ended December 31, 1999, an increase of $118.8 million, or 25.3%, from $469.6 million for the year ended December 31, 1998. Selling, general and administrative expenses represented 24.9% and 25.7% of total revenues for the twelve months ended December 31, 1999 and 1998, respectively. Of the $118.8 million increase, $99.5 million, or 83.8%, was related to increased infrastructure associated with acquisitions. The majority of the remaining $19.3 million increase was due to increases in selling, general and administrative expenses for the North American residential segment which was primarily comprised of increases in costs due to additions of personnel, increased information technology costs and increased sales and marketing expenses.

 Interest Expense, Net

   Interest expense, net, for the year ended December 31, 1999 increased to $33.1 million from $16.2 million for the year ended December 31, 1998. The increase in interest expense is attributable to the increased use of credit lines and short-term borrowings to fund acquisitions, to make payments related to the Pulse inspection program and for increased working capital relating to increased sales.

 Other

   Other expense (income) was $(0.3) million for the year ended December 31, 1999 and $1.6 million for the year ended December 31, 1998. Other expense is primarily comprised of currency exchange gains or losses. The majority of the reduction in other expense was due to the strengthening of the Canadian dollar.

 Minority Interest

   Minority interest in subsidiaries' net losses of $(0.1) million for the year ended December 31, 1999 and $(0.9) million for the year ended December 31, 1998 represents the minority interest in Ets. Brancher, Heatcraft do Brasil and Kirby joint ventures.

 Provision for Income Taxes

   The provision for income taxes was $50.1 million for the year ended December 31, 1999 and $37.2 million for the year ended December 31, 1998. The effective tax rate of 40.6% and 41.4% for the years ended December 31, 1999 and 1998, respectively, differs from the statutory federal rate of 35.0% principally due to state and local taxes, non-deductible goodwill expenses and foreign operating losses for which no tax benefits have been recognized.

Liquidity and Capital Resources

   As a result of Lennox' domestic and international growth in 2000, capital requirements have related principally to acquisitions, the expansion of its production capacity and increased working capital needs that have accompanied sales growth.

   Net cash provided by operating activities totaled $245.1 million, $70.6 million and $5.0 million for 2000, 1999 and 1998, respectively. The increase in cash from operating activities from 1999 to 2000 is primarily due to the sale of $130 million of accounts receivable, increased cash income and an increase in accounts payable. The increase in cash from operating activities from 1998 to 1999 is due primarily to increased cash income, reduced inventory levels and lower tax payments. Net cash used in investing activities totaled $302.9 million, $407.4 million and $212.4 million for 2000, 1999 and 1998, respectively. Spending for capital improvements decreased $18.4 million in 2000 versus 1999 and increased $24.3 million in 1999 over 1998. Investments in acquired businesses accounted for a decrease in investment spending of $86.4 million in 2000 versus 1999 and an increase of $173.7 million for 1999 over 1998. Net cash provided by financing activities was $70.4 million, $338.7 million and $89.5 million for 2000, 1999 and 1998, respectively. Cash for financing activities was provided by increasing debt $111.2 million in 2000 and $223.5 million in 1999. A public offering of stock, along with the exercise of stock options, generated $141.9 million of cash in 1999.

   Lennox' capital expenditures were $58.3 million, $76.7 million and $52.4 million for 2000, 1999 and 1998, respectively. Capital expenditures in 2000 related primarily to production equipment and retail facility expansion. These capital expenditures were financed using cash flow from operations and available borrowings under Lennox' revolving credit facility.

   Acquisitions in 2000 were primarily related to the expansion of the retail initiative begun in 1998. The Company spent approximately $242 million in cash and issued $147 million of common stock in 2000 towards this retail expansion, bringing the total to date to approximately $630 million. No further acquisitions are planned as of the date of this report.

   In June 1999, Lennox acquired James N. Kirby Pty. Ltd., a refrigeration and heat transfer manufacturer in Australia. The purchase price included 577,500 shares of the Company's common stock with the understanding that if the stock does not trade at a price greater than $29.09 per share for five consecutive days from the period from June 2000 to June 2001, then Lennox is obligated to pay the former owners the difference between the trading price for the last five days of this period and $29.09 for each share.

   At December 31, 2000, Lennox had long-term debt obligations outstanding totaling $659.0 million. This long-term debt consists primarily of six issues of notes with an aggregate principal amount of $243.9 million, interest rates ranging from 6.56% to 8.0% and maturities ranging from 2001 to 2008, and amounts aggregating $341.7 million borrowed under two $300.0 million revolving credit agreements. The notes and revolving credit agreements contain restrictive covenants, including financial maintenance covenants and covenants that place limitations on Lennox' ability to incur additional indebtedness, encumber its assets, sell its assets or pay dividends. Upon a change of control, Lennox must make an offer to repurchase the notes at a price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest. Lennox' debt service requirement (including principal and interest payments) for its currently outstanding long-term debt is approximately $79 million for 2001. As of December 31, 2000, Lennox had approximate minimum commitments on all non-cancelable operating leases of $61.0 million and $35.8 million in 2001 and 2002, respectively.

   Lennox' Board of Directors has authorized the purchase of up to 5,000,000 of its common shares. Through December 2000, 3,587,300 shares have been repurchased at a total cost of $37.7 million. As of March 2001, there were no commitments outstanding to purchase the remaining 1,412,700 shares.

   Lennox believes that its cash flow from operations and its credit facilities will be adequate to fund its ongoing operations.

Market Risk

   Lennox' results of operations can be affected by changes in exchange rates. Net sales and expenses in currencies other than the United States dollar are translated into United States dollars for financial reporting purposes based on the average exchange rate for the period. During 2000, 1999 and 1998, net sales from outside the United States represented 21.2%, 26.7% and 19.2%, respectively, of total net sales. Historically, foreign currency transaction gains (losses) have not had a material effect on Lennox' overall operations.

   The Company from time to time enters into foreign exchange contracts to hedge receivables or payables denominated in foreign currencies. These contracts do not subject the Company to risk from exchange rate movements because the gains or losses on the contracts offset losses or gains, respectively, on the items being hedged. As of December 31, 2000, the Company had obligations to deliver $9.0 million of various currencies over the next six months and to take possession of $20.0 million of various currencies over the next 18 months. The fair value of the various contracts was insignificant as of December 31, 2000 and a net asset of $1.3 million as of December 31, 1999.

   The Company enters into commodity futures contracts to stabilize prices to be paid for raw materials and parts containing high copper and aluminum content. These contracts are for quantities equal to, or less than, quantities expected to be consumed in future production. As of December 31, 2000, the Company was committed for 33.5 million pounds of aluminum and 44.1 million pounds of copper under such arrangements. The fair value of these commodity contracts was an asset of $0.3 million at December 31, 2000 and an asset of $3.0 million at December 31, 1999.

   The Company has contracts with various suppliers to purchase raw materials with high aluminum content at fixed prices over the next 12 months, thereby stabilizing costs for these products. As of December 31, 2000, 10.2 million pounds of such aluminum content was so committed. The fair value of these commitments was insignificant at December 31, 2000 and December 31, 1999.

Inflation

   Historically, inflation has not had a material effect on Lennox' results of operations.

Recent Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivatives embedded in other contracts (collectively referred to as derivatives) and for hedging activities. This statement, for Lennox, is effective with the first quarter of 2001. Lennox does not believe that the adoption of this pronouncement will have a significant impact on its financial statements.

   The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements," in December 1999. This bulletin, for the Company, was effective with the fourth quarter of 2000. The SAB summarizes the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company's revenue recognition policies are consistent with SAB 101.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

     The information required by this item is included under Item 7 above.

ITEM 8. Financial Statements and Supplementary Data

Report of Management

   The Company's management is responsible for the preparation and accuracy of the financial statements. Management believes that the financial statements for the three years ended December 31, 2000, have been prepared in conformity with generally accepted accounting principles and set forth a fair presentation of the financial condition and results of operations.

   In meeting its responsibility for the reliability of the financial statements, management relies on a system of internal accounting controls. Management believes that the accounting systems and related controls that it maintains are sufficient to provide reasonable assurance that financial records are reliable for preparing financial statements and maintaining accountability for assets. These systems and controls are tested and evaluated regularly by the Company's internal auditors.

   The Audit Committee of the Board of Directors, which is composed solely of Directors who are independent of the Company, is responsible for monitoring the Company's accounting and reporting practices. The Audit Committee meets periodically with the Company's management, the internal auditors and the independent accountants and monitors the accounting affairs of the Company. The independent accountants have free access to the Audit Committee and the Board of Directors to discuss internal accounting control, auditing and financial reporting matters.

   The independent public accountants are engaged to express an opinion on the Company's consolidated financial statements. They have developed an overall understanding of our accounting and financial controls and have conducted other tests as they consider necessary to support their opinion on the financial statements. The opinion of the independent public accountants is based on procedures which they believe to be sufficient to provide reasonable assurance that the financial statements contain no material errors.

Report of Independent Public Accountants

To the Stockholders and Board of Directors of Lennox International Inc.:

   We have audited the accompanying consolidated balance sheets of Lennox International Inc. (a Delaware corporation) and Subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lennox International Inc. and Subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                          ARTHUR ANDERSEN LLP

Dallas, Texas,
February 13, 2001

                   LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                        As of December 31, 2000 and 1999
                       (In thousands, except share data)

                                                         As of December 31,
                        ASSETS                          ----------------------
                                                           2000        1999
                                                        ----------  ----------
CURRENT ASSETS:
  Cash and cash equivalents............................ $   40,633  $   29,174
  Accounts and notes receivable, net...................    399,136     443,107
  Inventories..........................................    359,531     345,424
  Deferred income taxes................................     47,063      25,367
  Other assets.........................................     54,847      44,526
                                                        ----------  ----------
    Total current assets...............................    901,210     887,598
PROPERTY, PLANT AND EQUIPMENT, net.....................    354,172     329,966
GOODWILL, net..........................................    739,468     394,252
OTHER ASSETS...........................................     60,181      71,857
                                                        ----------  ----------
    TOTAL ASSETS....................................... $2,055,031  $1,683,673
                                                        ==========  ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term debt...................................... $   31,467  $   22,219
  Current maturities of long-term debt.................     31,450      34,554
  Accounts payable.....................................    260,208     196,143
  Accrued expenses.....................................    242,347     200,221
  Income taxes payable.................................     24,448       9,859
                                                        ----------  ----------
    Total current liabilities..........................    589,920     462,996
LONG-TERM DEBT.........................................    627,550     520,276
DEFERRED INCOME TAXES..................................        941         928
POSTRETIREMENT BENEFITS, OTHER THAN PENSIONS...........     14,284      15,125
OTHER LIABILITIES......................................     77,221      72,377
                                                        ----------  ----------
    Total liabilities..................................  1,309,916   1,071,702
                                                        ----------  ----------
MINORITY INTEREST......................................      2,058      14,075
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 25,000,000 shares
   authorized, no shares issued or outstanding.........         --          --
  Common stock, $.01 par value, 200,000,000 shares
   authorized, 60,368,599 shares and 46,161,607 shares
   issued for 2000 and 1999, respectively.............. $      604  $      462
  Additional paid-in capital...........................    372,690     215,523
  Retained earnings....................................    447,377     409,851
  Accumulated other comprehensive loss.................    (37,074)    (12,706)
  Deferred compensation................................     (6,457)     (2,848)
  Treasury stock, at cost, 3,332,784 shares and
   1,172,200 shares for 2000 and 1999, respectively....    (34,083)    (12,386)
                                                        ----------  ----------
    Total stockholders' equity.........................    743,057     597,896
                                                        ----------  ----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY......... $2,055,031  $1,683,673
                                                        ==========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                   LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

              For the Years Ended December 31, 2000, 1999 and 1998
                     (In thousands, except per share data)

                                           For the Years Ended December 31,
                                           ----------------------------------
                                              2000        1999        1998
                                           ----------  ----------  ----------
NET SALES................................. $3,247,357  $2,361,667  $1,821,836
COST OF GOODS SOLD........................  2,206,968   1,617,332   1,245,623
                                           ----------  ----------  ----------
  Gross profit............................  1,040,389     744,335     576,213
SELLING, GENERAL AND ADMINISTRATIVE
 EXPENSE..................................    881,778     588,388     469,610
                                           ----------  ----------  ----------
  Income from operations..................    158,611     155,947     106,603
INTEREST EXPENSE, net.....................     56,193      33,096      16,184
OTHER.....................................      1,842        (287)      1,602
MINORITY INTEREST.........................       (374)       (100)       (869)
                                           ----------  ----------  ----------
  Income before income taxes..............    100,950     123,238      89,686
PROVISION FOR INCOME TAXES................     41,892      50,084      37,161
                                           ----------  ----------  ----------
  Net income.............................. $   59,058  $   73,154  $   52,525
                                           ==========  ==========  ==========
EARNINGS PER SHARE:
  Basic................................... $     1.06  $     1.85  $     1.50
  Diluted................................. $     1.05  $     1.81  $     1.47



  The accompanying notes are an integral part of these consolidated financial statements.

                  LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

             For the Years Ended December 31, 2000, 1999 and 1998
                     (In thousands, except per share data)

                   Common Stock
                   -------------- Additional                                           Treasury      Total
                   Shares          Paid-In   Retained  Accumulated Other    Deferred    Stock    Stockholders' Comprehensive
                   Issued  Amount  Capital   Earnings  Comprehensive Loss Compensation at Cost      Equity     Income (Loss)
                   ------  ------ ---------- --------  ------------------ ------------ --------  ------------- -------------
BALANCE AT
 DECEMBER 31,
 1997............. 34,407   $344   $ 19,260  $309,610       $ (4,029)       $    --    $     --    $325,185
  Net income......     --     --         --    52,525             --             --          --      52,525      $ 52,525
  Dividends,
   $0.325 per
   share..........     --     --         --   (11,284)            --             --          --     (11,284)           --
  Foreign currency
   translation
   adjustments....     --     --         --        --         (3,919)            --          --      (3,919)       (3,919)
  Minimum pension
   liability
   adjustments,
   net of tax
   provision of
   $526...........     --     --         --        --           (564)            --          --        (564)         (564)
  Common stock
   repurchased....   (506)    (5)    (8,505)       --             --             --          --      (8,510)           --
  Common stock
   issued.........  1,646     16     22,134        --             --             --          --      22,150            --
                                                                                                                 --------
  Comprehensive
   income.........     --     --         --        --             --             --          --          --      $ 48,042
                   ------   ----   --------  --------       --------        -------    --------    --------      --------
BALANCE AT
 DECEMBER 31,
 1998............. 35,547    355     32,889   350,851         (8,512)            --          --     375,583
  Net income......     --     --         --    73,154             --             --          --      73,154      $ 73,154
  Dividends,
   $0.350 per
   share..........     --     --         --   (14,154)            --             --          --     (14,154)           --
  Foreign currency
   translation
   adjustments....     --     --         --        --        ( 4,029)            --          --      (4,029)       (4,029)
  Minimum pension
   liability
   adjustments,
   net of tax
   provision of
   $626...........     --     --         --        --           (165)            --          --        (165)         (165)
  Deferred
   compensation...     --     --         --        --             --         (2,848)         --      (2,848)           --
  Common stock
   repurchased....     (8)    --       (152)       --             --             --     (12,386)    (12,538)           --
  Common stock
   issued......... 10,623    107    182,786        --             --             --          --     182,893            --
                                                                                                                 --------
  Comprehensive
   income.........     --     --         --        --             --             --          --          --      $ 68,960
                   ------   ----   --------  --------       --------        -------    --------    --------      --------
BALANCE AT
 DECEMBER 31,
 1999............. 46,162    462    215,523   409,851        (12,706)        (2,848)    (12,386)    597,896
  Net income......     --     --         --    59,058             --             --          --      59,058      $ 59,058
  Dividends,
   $0.380 per
   share..........     --     --         --   (21,532)            --             --          --     (21,532)           --
  Foreign currency
   translation
   adjustments....     --     --         --        --        (23,418)            --          --     (23,418)      (23,418)
  Minimum pension
   liability
   adjustments,
   net of tax
   provision of
   $487...........     --     --         --        --           (950)            --          --        (950)         (950)
  Deferred
   compensation...     --     --         --        --             --         (3,609)         --      (3,609)           --
  Common stock
   repurchased....     --     --         --        --             --             --     (25,316)    (25,316)           --
  Common stock
   issued......... 14,207    142    157,167        --             --             --       3,619     160,928            --
                                                                                                                 --------
  Comprehensive
   income.........     --     --         --        --             --             --          --          --      $ 34,690
                   ------   ----   --------  --------       --------        -------    --------    --------      ========
BALANCE AT
 DECEMBER 31,
 2000............. 60,369   $604   $372,690  $447,377       $(37,074)       $(6,457)   $(34,083)   $743,057
                   ======   ====   ========  ========       ========        =======    ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                   LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              For the Years Ended December 31, 2000, 1999 and 1998
                                 (In thousands)

                                                     For the Years Ended
                                                        December 31,
                                                -------------------------------
                                                  2000       1999       1998
                                                ---------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income...................................  $  59,058  $  73,154  $  52,525
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Minority interest...........................       (374)      (100)      (869)
  Joint venture losses........................      1,346      3,046      3,111
  Depreciation and amortization...............     84,409     57,442     43,545
  Loss on disposal of equipment...............      1,290        675        570
  Other.......................................     (1,066)       283       (130)
  Changes in assets and liabilities, net of
   effects of acquisitions and dispositions:
  Accounts and notes receivable...............     93,347    (19,579)   (20,567)
  Inventories.................................     (3,324)    (9,289)   (52,445)
  Other current assets........................     (1,171)    (6,793)    (4,739)
  Accounts payable............................     31,046    (26,499)    29,851
  Accrued expenses............................    (13,465)   (17,595)   (17,040)
  Deferred income taxes.......................    (21,030)     4,535     26,424
  Income taxes payable and receivable.........     23,284     18,263    (18,610)
  Long-term warranty, deferred income and
   other liabilities..........................     (8,257)    (6,966)   (36,662)
                                                ---------  ---------  ---------
   Net cash provided by operating activities..    245,093     70,577      4,964
                                                ---------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from the disposal of property, plant
  and equipment...............................      3,828        944        538
 Purchases of property, plant and equipment...    (58,306)   (76,712)   (52,435)
 Investments in joint ventures................     (1,029)    (3,412)      (458)
 Acquisitions, net of cash acquired...........   (247,373)  (333,739)  (160,063)
 Proceeds from the sale of businesses.........         --      5,490         --
                                                ---------  ---------  ---------
   Net cash used in investing activities......   (302,880)  (407,429)  (212,418)
                                                ---------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Short-term borrowings (repayments)...........     10,384    (37,722)    36,724
 Repayments of long-term debt.................    (42,890)   (58,346)   (12,499)
 Long-term borrowings.........................    143,671    319,561     75,044
 Sales of common stock........................        790    141,895      9,607
 Repurchases of common stock..................    (25,316)   (12,538)    (8,510)
 Cash dividends paid..........................    (16,263)   (14,154)   (10,820)
                                                ---------  ---------  ---------
   Net cash provided by financing activities..     70,376    338,696     89,546
                                                ---------  ---------  ---------
INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS..................................     12,589      1,844   (117,908)
EFFECT OF EXCHANGE RATES ON CASH AND CASH
 EQUIVALENTS..................................     (1,130)    (1,059)    (1,505)
CASH AND CASH EQUIVALENTS, beginning of year..     29,174     28,389    147,802
                                                ---------  ---------  ---------
CASH AND CASH EQUIVALENTS, end of year........  $  40,633  $  29,174  $  28,389
                                                =========  =========  =========
Supplementary disclosures of cash flow
 information:
 Cash paid during the year for:
  Interest....................................  $  52,675  $  33,981  $  20,351
                                                =========  =========  =========
  Income taxes................................  $  44,922  $  43,938  $  29,347
                                                =========  =========  =========

  The accompanying notes are an integral part of these consolidated financial statements.

                   LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              For the Years Ended December 31, 2000, 1999 and 1998

1. Nature of Operations:

   Lennox International Inc., a Delaware corporation, and subsidiaries (the "Company" or "Lennox"), is a global designer, manufacturer and marketer of a broad range of products for the heating, ventilation, air conditioning and refrigeration ("HVACR") markets. The Company participates in five reportable business segments of the HVACR industry. The first segment is the North American residential market, in which Lennox manufactures and markets a full line of heating, air conditioning and hearth products for the residential replacement and new construction markets in the United States and Canada. The second segment is the North American retail market which includes sales and installation of, and maintenance and repair services for, HVACR equipment by Lennox-owned service centers in the United States and Canada. The third segment is the global commercial air conditioning market, in which Lennox manufactures and sells rooftop products and applied systems for commercial applications. The fourth segment is the global commercial refrigeration market, which consists of unit coolers, condensing units and other commercial refrigeration products. The fifth segment is the heat transfer market, in which Lennox designs, manufactures and sells evaporator and condenser coils, copper tubing and related manufacturing equipment to original equipment manufacturers and other specialty purchasers on a global basis. See Note 3 for financial information regarding the Company's reportable segments.

   The Company sells its products to numerous types of customers, including distributors, installing dealers, homeowners, national accounts and OEMs.

2. Summary of Significant Accounting Policies:

 Principles of Consolidation

   The consolidated financial statements include the accounts of Lennox International Inc. and its subsidiaries. All intercompany transactions and balances have been eliminated. Investments in joint ventures where the Company has a 50% or less ownership interest are being accounted for using the equity method of accounting.

 Cash Equivalents

   The Company considers all highly liquid temporary investments with original maturity dates of three months or less to be cash equivalents. Cash equivalents consist of investment grade securities and are stated at cost which approximates fair value. The Company earned interest income of $2.9 million, $2.6 million and $4.5 million for the years ended December 31, 2000, 1999 and 1998, respectively, which is included in interest expense, net in the accompanying Consolidated Statements of Income.

 Accounts and Notes Receivable

   Accounts and notes receivable have been shown net of an allowance for doubtful accounts of $23.8 million and $21.2 million as of December 31, 2000 and 1999, respectively. The Company has no significant credit risk concentration among its diversified customer base.

 Inventories

   Inventory costs include applicable material, labor, depreciation and plant overhead. Inventories of $181.2 million and $183.7 million in 2000 and 1999, respectively, are valued at the lower of cost or market using the last-in, first-out (LIFO) cost method. The remaining portion of the inventory is valued at the lower of cost or market with cost being determined either on the first-in, first-out (FIFO) basis or average cost.

                   LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

              For the Years Ended December 31, 2000, 1999 and 1998


 Property, Plant and Equipment

   Property, plant and equipment is stated at cost, net of accumulated depreciation. Expenditures for renewals and betterments are capitalized and expenditures for maintenance and repairs are charged to expense as incurred. Gains and losses resulting from the dispositions of property, plant and equipment are included in Other in the accompanying Consolidated Statements of Income. Depreciation is computed using the straight-line method over the following estimated useful lives:

         Buildings and improvements  10 to 39 years
         Machinery and equipment      3 to 10 years

 Goodwill and Other Intangible Assets

   Goodwill and other intangible assets have been recorded based on their fair value at the date of acquisition and are being amortized on a straight-line basis over periods generally ranging from thirty to forty years. As of December 31, 2000 and 1999, accumulated amortization was $60.7 million and $41.5 million, respectively.

   The Company periodically reviews long-lived assets and identifiable intangibles for impairment as events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. In order to assess recoverability, the Company compares the estimated expected future cash flows (undiscounted and without interest charges) identified with each long-lived asset or related asset grouping to the carrying amount of such assets. For purposes of such comparisons, portions of goodwill are attributed to related long-lived assets and identifiable intangible assets based upon relative fair values of such assets at acquisition. If the expected future cash flows do not exceed the carrying value of the asset or assets being reviewed, an impairment loss is recognized based on the excess of the carrying amount of the impaired assets over their fair value. As a result of these periodic reviews, there have been no adjustments to the carrying value of long-lived assets, identifiable intangibles, or goodwill in 2000, 1999 and 1998.

 Shipping and Handling

   Shipping and handling costs are included as part of Selling, General and Administrative Expense in the accompanying Consolidated Statements of Income in the following amounts (in thousands):

                            For the Years Ended December 31,
            --------------------------------------------------------------------------------------
              2000                          1999                                            1998
            --------                      --------                                         -------
            $130,084                      $116,169                                         $89,250

 Product Warranties

   A liability for estimated warranty expense is established by a charge against operations at the time products are sold. The subsequent costs incurred for warranty claims serve to reduce the product warranty liability. The Company recorded warranty expense of $24.0 million, $21.5 million and $15.6 million for the years ended December 31, 2000, 1999 and 1998, respectively.

   The Company's estimate of future warranty costs is determined for each product line. The number of units that are expected to be repaired or replaced is determined by applying the estimated failure rate, which is generally based on historical experience, to the number of units that have been sold and are still under warranty. The estimated units to be repaired under warranty are multiplied by the average cost (undiscounted) to repair or replace such products to determine the Company's estimated future warranty cost. The Company's estimated future warranty cost is subject to adjustment from time to time depending on actual experience.

                   LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

              For the Years Ended December 31, 2000, 1999 and 1998


   Total liabilities for estimated warranty expense are $62.0 million and $55.7 million as of December 31, 2000 and 1999, respectively, and are included in the following captions on the accompanying Consolidated Balance Sheets (in thousands):

                                                                  December 31,
                                                                 ---------------
                                                                  2000    1999
                                                                 ------- -------
   Accrued expenses............................................. $23,359 $17,272
   Other liabilities............................................  38,624  38,400
                                                                 ------- -------
                                                                 $61,983 $55,672
                                                                 ======= =======

 Income Taxes

   Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

 Revenue Recognition

   Sales are recorded when products are shipped or when services are rendered.

 Research and Development

   Research and development costs are expensed as incurred. The Company expended approximately $36.5 million, $39.1 million and $33.3 million for the years ended December 31, 2000, 1999 and 1998, respectively, for research and product development activities. Research and development costs are included in Selling, General and Administrative Expense on the accompanying Consolidated Statements of Income.

 Advertising

   Production costs of commercials and programming are charged to operations in the period first aired. The costs of other advertising, promotion and marketing programs are charged to operations in the period incurred. Expense relating to advertising, promotions and marketing programs was $82.8 million, $62.3 million and $50.2 million for the years ended December 31, 2000, 1999 and 1998, respectively.

 Translation of Foreign Currencies

   All assets and liabilities of foreign subsidiaries and joint ventures are translated into United States dollars using rates of exchange in effect at the balance sheet date. Revenues and expenses are translated at average exchange rates during the respective years. The unrealized translation gains and losses are accumulated in a separate component of stockholders' equity. Transaction gains (losses) included in Other in the accompanying Consolidated Statements of Income were $(1,842,000), $287,000 and $(1,602,000) for the years ended
December 31, 2000, 1999 and 1998, respectively.

 Foreign Currency Contracts

   During 1997, the Company sold forward to May 2003, 165.5 million French francs as a partial hedge of its investment in its European subsidiary. The contracted future sales price of the French francs was $31.7

                   LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

              For the Years Ended December 31, 2000, 1999 and 1998

million. On December 31, 1999, the fair value of the contracts was $6.3 million. In March 2000, the hedge contracts were redeemed for a net cash settlement of $4.0 million. The gain, net of tax, resulting from these contracts was recorded as a component of accumulated other comprehensive loss in the accompanying 2000, 1999 and 1998 Consolidated Statements of Stockholders' Equity.

   The Company from time to time enters into foreign exchange contracts to hedge receivables or payables denominated in foreign currencies. These contracts do not subject the Company to risk from exchange rate movements because the gains or losses on the contracts offset losses or gains, respectively, on the items being hedged. As of December 31, 2000, the Company had obligations to deliver $9.0 million of various currencies over the next six months and to take possession of $20.0 million of various currencies over the next 18 months. The fair value of the various contracts was insignificant as of December 31, 2000 and a net asset of $1.3 million as of December 31, 1999.

 Purchase Commitments

   The Company has contracts with various suppliers to purchase raw materials with high aluminum content at fixed prices over the next 12 months. As of December 31, 2000, 10.2 million pounds of such aluminum content was so committed. The fair value of these commitments was insignificant at December 31, 2000 and December 31, 1999.

 Commodity Contracts

   The Company enters into commodity futures contracts to stabilize prices to be paid for raw materials and parts containing high copper and aluminum content. These contracts are for quantities equal to, or less than, quantities expected to be consumed in future production. As of December 31, 2000, the Company was committed for 33.5 million pounds of aluminum and 44.1 million pounds of copper under such arrangements. The fair value of these commodity contracts was an asset of $0.3 million at December 31, 2000 and an asset of $3.0 million at December 31, 1999.

 Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Reclassifications

   Certain amounts have been reclassified from the prior year presentation to conform to the current year presentation.

                   LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

              For the Years Ended December 31, 2000, 1999 and 1998


3. Reportable Business Segments:

   In accordance with Statement of Financial Accounting Standards ("SFAS") No. 131, the Company discloses business segment data for its reportable business segments, which have been determined using the "management approach." The management approach is based on the way segments are organized within the Company for making operating decisions and assessing performance. The Company's business operations are organized within five reportable business segments as follows (in thousands):

                                             For the Years Ended December 31,
                                             ----------------------------------
                                                2000        1999        1998
                                             ----------  ----------  ----------
   Net Sales
     North American residential............. $1,221,847  $1,174,166  $1,005,536
     North American retail..................  1,053,235     218,093       9,785
     Commercial air conditioning............    469,155     452,803     392,053
     Commercial refrigeration...............    358,257     327,266     237,264
     Heat transfer(1).......................    246,750     219,995     178,772
     Eliminations...........................   (101,887)    (30,656)     (1,574)
                                             ----------  ----------  ----------
                                             $3,247,357  $2,361,667  $1,821,836
                                             ==========  ==========  ==========
   Income (Loss) from Operations
     North American residential............. $  109,053  $  128,842  $  123,116
     North American retail..................     34,011      10,456         590
     Commercial air conditioning............     12,421      10,435      (6,579)
     Commercial refrigeration...............     31,102      25,915      20,383
     Heat transfer..........................     14,971      12,592      12,700
     Corporate and other(2).................    (39,673)    (30,241)    (43,327)
     Eliminations...........................     (3,274)     (2,052)       (280)
                                             ----------  ----------  ----------
                                             $  158,611  $  155,947  $  106,603
                                             ==========  ==========  ==========

                                                          As of December 31,
                                                         ----------------------
                                                            2000        1999
                                                         ----------  ----------
   Total Assets
     North American residential......................... $  529,492  $  583,269
     North American retail..............................    800,719     304,604
     Commercial air conditioning........................    215,656     251,226
     Commercial refrigeration...........................    239,783     252,176
     Heat transfer......................................    149,813     179,615
     Corporate and other................................    144,547     127,320
     Eliminations.......................................    (24,979)    (14,537)
                                                         ----------  ----------
                                                         $2,055,031  $1,683,673
                                                         ==========  ==========

--------
(1) The heat transfer segment had intersegment sales of $20,987, $22,493 and $32,307 in 2000, 1999 and 1998, respectively.
(2) Includes a $5,100 charge in 2000 for closing certain Latin American operations.

                   LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

              For the Years Ended December 31, 2000, 1999 and 1998


                                                          For the Years Ended
                                                             December 31,
                                                        -----------------------
                                                         2000    1999    1998
                                                        ------- ------- -------
   Capital Expenditures
     North American residential........................ $20,467 $16,313 $16,033
     North American retail.............................   9,365   1,507     166
     Commercial air conditioning.......................  10,984   8,666   7,129
     Commercial refrigeration..........................   7,299   9,402   7,367
     Heat transfer.....................................   5,224  16,388  12,136
     Corporate and other(1)............................   4,967  24,436   9,604
                                                        ------- ------- -------
                                                        $58,306 $76,712 $52,435
                                                        ======= ======= =======

--------
(1) The increase in corporate and other for 1999 is primarily due to an increase in expenditures related to the implementation of SAP and the construction of headquarters offices.

                                                          For the Years Ended
                                                             December 31,
                                                        -----------------------
                                                         2000    1999    1998
                                                        ------- ------- -------
   Depreciation and Amortization
     North American residential........................ $22,206 $18,852 $16,513
     North American retail.............................  24,017   5,108     306
     Commercial air conditioning.......................   7,927   7,556   6,364
     Commercial refrigeration..........................  11,990  11,437   9,382
     Heat transfer.....................................  11,265   9,855   5,914
     Corporate and other...............................   7,004   4,634   5,066
                                                        ------- ------- -------
                                                        $84,409 $57,442 $43,545
                                                        ======= ======= =======

   The following table sets forth certain financial information relating to the Company's operations by geographic area (in thousands):

                                              For the Years Ended December 31,
                                              --------------------------------
                                                 2000       1999       1998
                                              ---------- ---------- ----------
   Net Sales to External Customers
     United States........................... $2,559,835 $1,730,362 $1,472,342
     Canada..................................    285,834    250,184    104,954
     International...........................    401,688    381,121    244,540
                                              ---------- ---------- ----------
       Total net sales to external
        customers............................ $3,247,357 $2,361,667 $1,821,836
                                              ========== ========== ==========

                                                            As of December 31,
                                                            -------------------
                                                               2000      1999
                                                            ---------- --------
   Long-Lived Assets
     United States......................................... $  910,630 $548,963
     Canada................................................     98,712   98,258
     International.........................................    144,479  148,854
                                                            ---------- --------
       Total long-lived assets............................. $1,153,821 $796,075
                                                            ========== ========

                   LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

              For the Years Ended December 31, 2000, 1999 and 1998


4. Inventories:

   Components of inventories are as follows (in thousands):

                                                               As of December
                                                                     31,
                                                              -----------------
                                                                2000     1999
                                                              -------- --------
   Finished goods............................................ $216,547 $219,303
   Repair parts..............................................   35,024   36,153
   Work in process...........................................   23,606   20,957
   Raw materials.............................................  132,298  117,209
                                                              -------- --------
                                                               407,475  393,622
   Reduction for last-in, first-out..........................   47,944   48,198
                                                              -------- --------
                                                              $359,531 $345,424
                                                              ======== ========

5. Property, Plant and Equipment:

   Components of property, plant and equipment are as follows (in thousands):

                                                           As of December 31,
                                                           --------------------
                                                             2000       1999
                                                           ---------  ---------
   Land................................................... $  26,660  $  24,899
   Buildings and improvements.............................   179,646    171,322
   Machinery and equipment................................   586,019    499,018
                                                           ---------  ---------
       Total..............................................   792,325    695,239
   Less--accumulated depreciation.........................  (438,153)  (365,273)
                                                           ---------  ---------
   Property, plant and equipment, net..................... $ 354,172  $ 329,966
                                                           =========  =========

6. Acquisitions:

 Hearth Companies

   During June and July 1998, the Company purchased substantially all of the assets and certain liabilities of Superior Fireplace Co. and all of the outstanding stock of Marco Mfg. Inc. and Pyro Industries Inc. The aggregate purchase price for these acquisitions was $102.9 million, of which $99.1 million was in cash and $3.8 million was in the form of a note payable in 1999. These acquisitions were accounted for in accordance with the purchase method of accounting. Accordingly, the aggregate purchase price was allocated to assets totaling $131.5 million and to liabilities totaling $28.6 million of the acquired companies based upon the fair value of those assets and liabilities. As a result, the Company recorded goodwill of approximately $73.8 million which is being amortized on a straight-line basis over 40 years. The results of operations of the acquired Hearth companies have been fully consolidated with those of the Company since the dates of acquisition and are included in the North American residential segment.

 Heatcraft do Brasil

   During August 1998, the Company purchased 84% of the outstanding stock of Heatcraft do Brasil, a Brazilian company engaged in the manufacture and sale of refrigeration, automotive air conditioning equipment and heat transfer products. The purchase price of $20.5 million in cash was allocated to the acquired assets and

                   LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

              For the Years Ended December 31, 2000, 1999 and 1998

liabilities based upon the fair value of those assets and liabilities and the excess of $11.3 million was allocated to goodwill, which is being amortized on a straight-line basis over 40 years. The results of operations of Heatcraft do Brasil have been consolidated with those of the Company since the date of acquisition and are included in the commercial refrigeration segment.

 1998 Service Centers

   In September 1998, the Company's Lennox Industries Inc. subsidiary undertook a program of acquiring businesses ("the Service Centers") that had been retail outlets for the Company's and other manufacturers' products. In 1998, fourteen of these businesses (the "1998 Service Centers") in Canada were purchased for $22.9 million in cash. These acquisitions were accounted for in accordance with the purchase method of accounting and accordingly the purchase price was allocated to the fair values of the assets acquired and liabilities assumed, with the excess of $19.0 million being allocated to goodwill, which is being amortized on a straight-line basis over 40 years. The results of the operations of the 1998 Service Centers have been fully consolidated with those of the Company since the dates of acquisition and are included in the North American retail segment.

   The following table presents the unaudited pro forma results as if the Hearth Companies, Heatcraft do Brasil and the 1998 Service Centers had been acquired on January 1, 1998 (in thousands except per share data).

                                                                     Year Ended
                                                                    December 31,
                                                                    ------------
                                                                        1998
                                                                    ------------
   Net sales.......................................................  $1,944,036
   Net income......................................................      47,325
   Basic earnings per share........................................        1.36
   Diluted earnings per share......................................        1.32

 1999 Service Centers

   In 1999, the Company acquired forty-six additional Service Centers in Canada and thirty-three in the United States (the "1999 Service Centers"), bringing the total number acquired to ninety-three. The cost to acquire the 1999 Service Centers was $218.0 million, $209.1 million of which was paid in cash and $8.9 million of which was paid in shares of the Company's stock (802,723 shares).

   Under the purchase method of accounting, $58.1 million was allocated to the fair values of the assets and liabilities acquired and the excess of $159.9 million was allocated to goodwill, which is being amortized on a straight-line basis over 40 years. The results of operations of the 1999 Service Centers acquired have been fully consolidated with the results of the Company since the various dates of acquisition and are included in the North American retail segment.

 Livernois

   In May 1999, the Company acquired Livernois Engineering Holding Company, its operating subsidiary and its licensed patents for $20.5 million. Livernois produces heat transfer manufacturing equipment for the HVACR and automotive industries. The purchase price, consisting of cash of $13.1 million and $7.4 million in shares of the Company's common stock (304,953 shares), was allocated, based on fair value, to identifiable assets totaling $16.0 million and to liabilities totaling $3.0 million, with $7.5 million being allocated to goodwill. The goodwill is being amortized on a straight-line basis over 40 years. The acquisition was accounted

                   LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

              For the Years Ended December 31, 2000, 1999 and 1998

for in accordance with the purchase method of accounting. The results of the operations of Livernois have been fully consolidated with those of the Company since the date of acquisition and are included in the heat transfer segment.

 Kirby

   In June 1999, the Company acquired the outstanding stock of James N. Kirby Pty. Ltd. ("Kirby"), an Australian manufacturer and distributor of refrigeration and heat transfer products. The purchase price of $65.5 million was paid in cash and in shares of the Company's common stock (650,430 shares) in the amounts of $49.4 million and $16.1 million, respectively. If Lennox common stock does not trade at a price greater than $29.09 per share for five consecutive days from the period from June 2000 to June 2001, then Lennox is obligated to pay the former owners of Kirby the difference between the trading price for the last five days of this period and $29.09 for 577,500 of the shares of Lennox common stock (approximately $12.2 million as of December 31, 2000). The acquisition was accounted for in accordance with the purchase method of accounting, and accordingly, the purchase price was allocated, based on fair value, to identifiable assets totaling $83.2 million and to liabilities totaling $56.7 million, with $39.0 million being allocated to goodwill, which is being amortized on a straight-line basis over 40 years. In order to finance the cash portion of the purchase price, the Company borrowed approximately $48.3 million in the form of three promissory notes. The first promissory note of $16.1 million bore interest at 5.68% and was paid in December 1999 as part of a permanent financing arrangement. The second promissory note of $11.4 million which bore no interest was paid in December 1999. The third promissory note of $20.8 million is payable $11.0 million in 2001 and $9.8 million in 2002. The stated interest rate on the third promissory note increases from no interest in year one to 4% in year three. Accordingly, the Company recorded a discount on the third promissory note of $2.3 million, which is being amortized over three years, to record the promissory note at fair value. The goodwill is being amortized on a straight-line basis over 40 years. In conjunction with the acquisition, the Company assumed a $20.5 million promissory note bearing interest at 5.5% which was paid upon the arranging of permanent financing. The results of the operations of James N. Kirby Pty. Ltd. have been fully consolidated with those of the Company since the date of acquisition and are included in the commercial refrigeration and heat transfer segments.

 Excel Comfort Systems Inc.

   In October 1999, the Company purchased certain heating and air conditioning manufacturing related assets from The Ducane Company, Inc. and a related company. Certain related liabilities were also assumed. The cash purchase price of $52.8 million was allocated, in accordance with the purchase method of accounting, to the fair values of the assets ($40.9 million) and the liabilities ($8.2 million) with $20.1 million being allocated to goodwill. This goodwill is being amortized on a straight-line basis over 40 years. The results of operations of the Company include, on a fully consolidated basis, the results of this acquisition, and are included in the North American residential segment.

   The following table presents the unaudited pro forma results as if the 1999 Service Centers, Livernois, Kirby and Excel had been acquired on January 1, 1998 (in thousands, except per share data):

                                                           Year Ended December
                                                                   31,
                                                          ---------------------
                                                             1999       1998
                                                          ---------- ----------
   Net sales............................................. $2,718,293 $2,357,995
   Net income............................................     83,693     63,606
   Basic earnings per share..............................       2.06       1.73
   Diluted earnings per share............................       2.02       1.70

                   LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

              For the Years Ended December 31, 2000, 1999 and 1998


 Service Experts Inc.

   On January 21, 2000, the Company acquired Service Experts Inc., a holding company owning retail outlets for heating and air conditioning products and services. The acquisition took place in the form of a merger wherein 0.67 of a share of the Company's common stock was exchanged for each share of Service Experts Inc. common stock. The 12.2 million shares so exchanged were valued at approximately $140.5 million. In addition, transaction costs of approximately $4.1 million were paid and $162.7 million of Service Experts Inc. debt was assumed and concurrently repaid, resulting in a total purchase price of $307.3 million. The acquisition was accounted for under the purchase method of accounting, under which, approximately $154.6 million was allocated to the fair value of the assets acquired, approximately $118.8 million was allocated to the fair value of liabilities assumed and $271.5 million was allocated to goodwill, which is being amortized on a straight-line basis over 40 years. The results of Service Experts Inc. have been fully consolidated with those of the Company since the date of acquisition.

 2000 Service Centers

   In 2000, the Company acquired ten Service Centers in the United States and three Service Centers in Canada (the "2000 Service Centers") for a total price of approximately $60.0 million in cash. In addition, approximately $21.7 million in contingent considerations was paid in 2000 related to Service Centers acquired in 1999. Of this $21.7 million, $6.2 million was in the form of 558,835 shares of the Company's common stock. The purchase of the Service Centers in 2000 and the additional payments on the 1999 Service Centers were accounted for under the purchase method of accounting. Based on current estimates, which are subject to revision at later dates, $85.4 million was allocated to goodwill, which is being amortized on a straight-line basis over 40 years. The results of operations of the 2000 Service Centers have been fully consolidated with those of the Company since the respective dates of acquisition.

 Europe

   On April 5, 2000, the Company purchased the remaining 30% ownership in Ets. Brancher S.A., the holding company owning the Company's interest in companies in France. The Company paid $16.4 million for the interest and under the purchase method of accounting recorded an elimination of minority interest of approximately $12.0 million and additional goodwill of approximately $4.4 million.

   The following table presents the unaudited pro forma results as if Service Experts Inc., the 2000 Service Centers and the remaining ownership of Europe had been acquired January 1, 1999 (in thousands, except per share data):

                                                           Year Ended December
                                                                   31,
                                                          ---------------------
                                                             2000       1999
                                                          ---------- ----------
   Net Sales............................................. $3,296,231 $2,983,517
   Net Income............................................     59,975     68,193
   Basic earnings per share..............................       1.07       1.30
   Diluted earnings per share............................       1.07       1.28

                   LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

              For the Years Ended December 31, 2000, 1999 and 1998


7. Long-Term Debt and Lines of Credit:

   Long-term debt at December 31 consists of the following (in thousands):

                                                                 2000     1999
                                                               -------- --------
Floating rate revolving loans payable in 2004, currently at
 7.9%........................................................  $341,670 $258,000
6.73% promissory notes, payable $11,111 annually, 2001
 through 2008................................................    88,889  100,000
9.53% promissory notes, retired in 2000......................        --   11,000
7.06% promissory note, payable $10,000 annually in 2004 and
 2005........................................................    20,000   20,000
6.56% promissory notes, payable in 2005......................    25,000   25,000
6.75% promissory notes, payable in 2008......................    50,000   50,000
11.10% mortgage note, retired in 2000........................        --    6,702
8% promissory note, payable in 2010..........................    35,000       --
7.75% promissory note, payable in 2005.......................    25,000       --
Promissory notes with options to convert to common stock,
 payable $3,451 in 2001 and 2002, $1,546 in 2003 with
 interest rates ranging from 5.22% to 5.96%..................     8,448       --
Promissory note, payable $9,844 in 2001 and $9,024 in 2002...    18,868   22,000
Long-term debt of European subsidiary with interest rates
 ranging from 3.6% to 6.5%...................................     7,665   11,745
Floating rate term loan, currently at 7.98%, payable $2,794
 in 2001 and 2002............................................     5,588    9,840
Floating rate term loan, currently 8.24%, payable $3,912 in
 2003 and $4,470 in 2004.....................................     8,382    9,840
Floating rate term loan, currently at 7.98%, payable in
 2004........................................................    10,058    8,738
Floating rate term loan, currently at 8.24% payable in 2004..    11,400    9,903
Floating rate term loan, converted to revolving facility in
 2000........................................................        --    6,560
Capitalized lease obligations and other......................     3,032    5,502
                                                               -------- --------
                                                                659,000  554,830
Less current maturities......................................    31,450   34,554
                                                               -------- --------
                                                               $627,550 $520,276
                                                               ======== ========

   At December 31, 2000 the aggregate amounts of required payments on long-term debt are as follows (in thousands):

   2001................................................................ $ 31,450
   2002................................................................   29,045
   2003................................................................   17,698
   2004................................................................  389,491
   2005................................................................   72,154
   Thereafter..........................................................  119,162
                                                                        --------
                                                                        $659,000
                                                                        ========

   The Company has bank lines of credit aggregating $678 million, of which $395 million was outstanding at December 31, 2000 with the remaining $283 million available for future borrowings, subject to covenant limitations. Included in the lines of credit are two $300 million domestic facilities governed by revolving credit facility agreements between the Company and syndicates of banks. The facilities contain certain financial covenants and bear interest, at the Company's option, at a rate equal to either (a) the greater of the bank's prime rate or the federal fund's rate plus 0.5% or (b) the London Interbank Offered Rate plus a margin equal to 0.5% to 1.25%, depending upon the ratio of total funded debt to EBITDA. The Company pays a commitment fee equal to 0.10% to 0.30% of the unused commitment, depending upon the ratio of total funded debt to

                   LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

              For the Years Ended December 31, 2000, 1999 and 1998

EBITDA. The agreements provide restrictions on the Company's ability to incur additional indebtedness, encumber its assets, sell its assets, or pay dividends.

   During the second quarter of 2000, the Company entered into an asset securitization arrangement. Pursuant to the arrangement, $130.0 million of domestic trade receivables were sold on a non-recourse basis each succeeding month. The accounts receivable that were sold are shown as a reduction of accounts and notes receivable, in the accompanying Consolidated Balance Sheets. The loss on the sale of such receivables of $5.3 million is included as part of Selling, General and Administrative Expense in the accompanying Consolidated Statements of Income.

8. Income Taxes:

   The income tax provision (benefit) consisted of the following (in thousands):

                                                         For the Years Ended
                                                            December 31,
                                                       ------------------------
                                                        2000     1999    1998
                                                       -------  ------- -------
   Current:
     Federal.......................................... $34,044  $36,089 $15,820
     State............................................   2,493    1,561     944
     Foreign..........................................   6,660    6,918  (6,027)
                                                       -------  ------- -------
       Total current..................................  43,197   44,568  10,737
                                                       -------  ------- -------
   Deferred:
     Federal..........................................  (3,566)   3,914  30,946
     State............................................    (201)     330   2,237
     Foreign..........................................   2,462    1,272  (6,759)
                                                       -------  ------- -------
       Total deferred.................................  (1,305)   5,516  26,424
                                                       -------  ------- -------
       Total income tax provision..................... $41,892  $50,084 $37,161
                                                       =======  ======= =======

   The difference between the income tax provision computed at the statutory federal income tax rate and the financial statement provision for taxes is summarized as follows (in thousands):

                                                        2000     1999    1998
                                                       -------  ------- -------
   Provision at the U.S. statutory rate of 35%.......  $35,332  $43,133 $31,390
   Increase (reduction) in tax expense resulting
    from:
     State income tax, net of federal income tax
      benefit........................................    1,485    1,232     705
     Foreign losses not providing a current benefit..    4,954    2,282   3,572
     Goodwill and other permanent items..............    3,243    2,292   1,261
     Foreign taxes at rates other than 35% and
      miscellaneous other............................   (3,122)   1,145     233
                                                       -------  ------- -------
       Total income tax provision....................  $41,892  $50,084 $37,161
                                                       =======  ======= =======

   Deferred income taxes reflect the tax consequences on future years of temporary differences between the tax basis of assets and liabilities and their financial reporting basis and are reflected as current or noncurrent depending on the timing of the expected realization. The deferred tax provision (benefit) for the periods shown represents the effect of changes in the amounts of temporary differences during those periods.

                   LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

              For the Years Ended December 31, 2000, 1999 and 1998


   Deferred tax assets (liabilities), as determined under the provisions of SFAS No. 109, "Accounting for Income Taxes," were comprised of the following at December 31 (in thousands):

                                                               2000      1999
                                                             --------  --------
     Gross deferred tax assets:
       Warranties........................................... $ 23,288  $ 18,997
       Foreign NOLs.........................................   22,328    17,767
       Postretirement and pension benefits..................    3,736     6,478
       Inventory reserves...................................    9,905    10,549
       Receivable allowance.................................    6,812     6,122
       Compensation reserves................................   16,809     5,601
       Deferred income......................................    7,547     1,505
       Other................................................   10,980     4,890
                                                             --------  --------
         Total deferred tax assets..........................  101,405    71,909
         Valuation allowance................................  (18,490)  (17,767)
                                                             --------  --------
         Net deferred tax assets............................   82,915    54,142
                                                             --------  --------
     Gross deferred tax liabilities:
       Depreciation.........................................  (21,425)  (14,440)
       Intangibles..........................................   (5,143)   (2,327)
       Other................................................   (6,924)  ( 8,398)
                                                             --------  --------
         Total deferred tax liabilities.....................  (33,492)  (25,165)
                                                             --------  --------
     Net deferred tax asset................................. $ 49,423  $ 28,977
                                                             ========  ========

   The Company has net operating loss carryforwards, mainly in Europe, which expire at various dates in the future. The deferred tax asset valuation allowance relates primarily to the operating loss carryforwards in Europe. The net change in the deferred tax asset valuation reserve for the year ended December 31, 2000 was an increase of $723. The increase is primarily the result of increased foreign losses.

   No provision has been made for income taxes which may become payable upon distribution of the foreign subsidiaries' earnings since management considers substantially all of these earnings permanently invested. As of December 31, 2000, the unrecorded deferred tax liability related to the undistributed earnings of the Company's foreign subsidiaries was insignificant.

9. Current Accrued Expenses:

   Significant components of current accrued expenses are as follows (in thousands):

                                                                December 31,
                                                              -----------------
                                                                2000     1999
                                                              -------- --------
   Accrued wages............................................. $ 65,209 $ 63,034
   Accrued warranties........................................   23,359   17,272
   Other.....................................................  153,779  119,915
                                                              -------- --------
     Total current accrued expenses.......................... $242,347 $200,221
                                                              ======== ========

                   LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

              For the Years Ended December 31, 2000, 1999 and 1998


10. Employee Benefit Plans:

 Profit Sharing Plans

   The Company maintains noncontributory profit sharing plans for its eligible domestic salaried employees. These plans are discretionary as the Company's contributions are determined annually by the Board of Directors. Provisions for contributions to the plans amounted to $7.2 million, $15.0 million and $13.6 million in 2000, 1999 and 1998, respectively.

 Employee Benefits Trust

   The Company also has an Employee Benefits Trust (the "Trust") to provide eligible employees of the Company, as defined, with certain medical benefits. Trust contributions are made by the Company as defined by the Trust agreement.

 Employee Stock Purchase Plan

   The Company has an employee stock purchase plan for which 825,000 shares of common stock have been reserved. The shares are offered for sale to employees only, through payroll deductions, at prices equal to 85% of the lesser of the fair market value of the Company's common stock on the first day of the offering period or the last day of the offering period. Under the plan, participating employees purchased 653,619 and 155,667 shares in 2000 and 1999, respectively.

                   LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

              For the Years Ended December 31, 2000, 1999 and 1998


 Pension and Postretirement Benefit Plans

   The Company has domestic and foreign pension plans covering substantially all employees. The Company makes annual contributions to the plans equal to or greater than the statutory required minimum. The Company also maintains an unfunded postretirement benefit plan which provides certain medical and life insurance benefits to eligible employees. The pension plans are accounted for under provisions of SFAS No. 87, "Employers' Accounting for Pensions." The postretirement benefit plan is accounted for under the provisions of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions." The following table sets forth amounts recognized in the Company's financial statements and the plans' funded status (in thousands):

                                        Pension Benefits     Other Benefits
                                        ------------------  ------------------
                                          2000      1999      2000      1999
                                        --------  --------  --------  --------
Changes in benefit obligation:
  Benefit obligation at beginning of
   year...............................  $140,520  $134,821  $ 17,377  $ 16,298
  Service cost........................     4,339     4,446       593       556
  Interest cost.......................    10,238     9,596     1,125     1,125
  Plan participants' contributions....       128       133     1,579     1,469
  Amendments..........................     1,025     2,279        --     1,412
  Actuarial (gain)/loss...............     3,497    (1,849)      642      (424)
  Exchange rate changes...............        --        --        --        --
  Benefits paid.......................    (9,095)   (8,906)   (3,810)   (3,059)
                                        --------  --------  --------  --------
  Benefit obligation at end of year...   150,652   140,520    17,506    17,377
                                        --------  --------  --------  --------
Changes in plan assets:
  Fair value of plan assets at
   beginning of year..................   163,987   144,869        --        --
  Actual return on plan assets........    (4,073)   22,561        --        --
  Employer contribution...............     4,488     3,285     2,231     1,590
  Plan participants' contributions....       128       133     1,579     1,469
  Actuarial (loss)/gain...............      (690)    1,359        --        --
  Benefits paid.......................    (8,354)   (8,220)   (3,810)   (3,059)
                                        --------  --------  --------  --------
  Fair value of plan assets at end of
   year...............................   155,486   163,987        --        --
                                        --------  --------  --------  --------
Funded status.........................     4,834    23,467   (17,506)  (17,377)
  Unrecognized actuarial (gain)/loss..    (6,216)  (28,362)      454      (431)
  Unrecognized prior service cost.....     9,268     8,897     1,323     1,238
  Unrecognized net obligation.........       500       556        --        --
                                        --------  --------  --------  --------
Net amount recognized.................  $  8,386  $  4,558  $(15,729) $(16,570)
                                        ========  ========  ========  ========
Amounts recognized in the consolidated
 balance sheets consist of:
  Prepaid benefit cost................  $ 20,783  $ 16,442  $     --  $     --
  Accrued benefit liability...........   (18,056)  (13,813)  (15,729)  (16,570)
  Intangible assets...................     2,501       281        --        --
  Accumulated other comprehensive
   loss...............................     3,158     1,648        --        --
                                        --------  --------  --------  --------
  Net amount recognized...............  $  8,386  $  4,558  $(15,729) $(16,570)
                                        ========  ========  ========  ========
Weighted average assumptions as of
 December 31:
  Discount rate.......................      7.75%     7.75%     7.75%     7.75%
  Expected return on plan assets......      9.50      9.50        --        --
  Rate of compensation increase.......      4.00      4.00        --        --

                   LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

              For the Years Ended December 31, 2000, 1999 and 1998


   For measurement purposes, a 7.1% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2000. The rate was assumed to decrease gradually to 5.0% by 2003 and remain at that level thereafter.

                              Pension Benefits             Other Benefits
                         ----------------------------  ------------------------
                           2000      1999      1998     2000    1999     1998
                         --------  --------  --------  ------  -------  -------
                                          (in thousands)
Components of net
 periodic benefit cost:
  Service cost.......... $  4,339  $  4,446  $  3,875  $  593  $   556  $   494
  Interest cost.........   10,238     9,596     9,128   1,125    1,125    1,128
  Expected return on
   plan assets..........  (13,819)  (12,344)  (10,931)     --       --       --
  Amortization of prior
   service cost.........      649       730       880    (173)    (173)    (173)
  Recognized actuarial
   (gain)/loss..........     (199)      100        --    (155)  (1,304)  (1,297)
  Recognized transition
   obligation...........      129       106        --      --       --       --
                         --------  --------  --------  ------  -------  -------
  Net periodic benefit
   cost................. $  1,337  $  2,634  $  2,952  $1,390  $   204  $   152
                         ========  ========  ========  ======  =======  =======

   The benefit obligation and fair value of plan assets for the pension plans with benefit obligations in excess of plan assets were approximately $33,777,000 and $12,863,000, respectively, as of December 31, 2000, and
$22,835,000 and $8,332,000, respectively, as of December 31, 1999.

   Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects (in thousands):

                                                  1-Percentage- 1-Percentage-
                                                      Point         Point
                                                    Increase      Decrease
                                                  ------------- -------------
   Effect on total of service and interest cost
    components...................................    $  247        $  (214)
   Effect on the post-retirement benefit
    obligation...................................     2,011         (1,811)

11. Stock-Based Compensation Plans:

 Stock Option and Restricted Stock Plan

   The Company has a Stock Option and Restricted Stock Plan, which was amended in September 1998 (the "1998 Incentive Plan"). The 1998 Incentive Plan is accounted for under APB Opinion No. 25, under which no compensation cost has been recognized. If the 1998 Incentive Plan had been accounted for under the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income would have been adjusted to the following pro forma amounts (in thousands, except per share data):

                                             Years Ended December
                                                      31,
                                            -----------------------
                                             2000    1999    1998
                                            ------- ------- -------
   Net income:                  As reported $59,058 $73,154 $52,525
                                Pro forma    56,252  71,864  52,525
   Basic earnings per share:    As reported $  1.06 $  1.85 $  1.50
                                Pro forma      1.01    1.81    1.50
   Diluted earnings per share:  As reported $  1.05 $  1.81 $  1.47
                                Pro forma      1.00    1.77    1.47

                   LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

              For the Years Ended December 31, 2000, 1999 and 1998


   Because the method of accounting under SFAS No. 123 has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

   Under the 1998 Incentive Plan, the Company is authorized to issue options for 11,154,706 shares of common stock. As of December 31, 2000, options for 11,370,094 shares of common stock have been granted and options for 982,977 shares have been cancelled or repurchased. Consequently, as of December 31, 2000, there are options for 767,589 shares available for grant. Under the 1998 Incentive Plan, the option exercise price equals the stock's fair value on the date of grant. The 1998 Incentive Plan options granted prior to 1998 vest on the date of grant. The 1998 Incentive Plan options granted in 2000, 1999 and 1998 vest over three years. The 1998 Incentive Plan options issued prior to December 2000 expire after ten years, with options issued in December 2000 expiring after seven years.

   The Company has, in connection with the acquisition of Service Experts Inc., assumed 416,059 outstanding stock options which are outstanding and fully vested.

   A summary of option activity follows (in thousands, except per share data):

                                        Years Ended December 31,
                             --------------------------------------------------
                                  2000             1999             1998
                             ---------------- ---------------- ----------------
                                     Weighted         Weighted         Weighted
                                     Average          Average          Average
                                     Exercise         Exercise         Exercise
                             Shares   Price   Shares   Price   Shares   Price
                             ------  -------- ------  -------- ------  --------
   Outstanding at beginning
    of year................  5,553    $12.47  3,798    $12.92   3,822   $10.13
   Granted.................  2,356      8.22  1,915     11.27   1,071    18.87
   Exercised...............   (101)     7.84   (157)     8.40  (1,048)    9.04
   Forfeited...............   (156)    14.42     (3)    19.03     (47)    8.64
   Additional shares
    reserved...............    416     26.35     --        --      --       --
                             -----    ------  -----    ------  ------   ------
   Outstanding at end of
    year...................  8,068    $11.97  5,553    $12.47   3,798   $12.92
                             =====    ======  =====    ======  ======   ======
   Exercisable at end of
    year...................  4,216    $13.78  2,952    $11.77   2,737   $12.92
                             =====    ======  =====    ======  ======   ======
   Fair value of options
    granted................           $ 1.21           $ 3.83           $ 5.83
                                      ======           ======           ======

   The following table summarizes information about stock options outstanding at December 31, 2000 (in thousands, except per share data):

                                    Options Outstanding         Options Exercisable
                              -------------------------------- ---------------------
                                           Weighted   Weighted
                                            Average   Average              Weighted
                                           Remaining  Exercise              Average
                                          Contractual  Price               Exercise
                                Number       Life       per      Number      Price
   Range of Exercise Prices   Outstanding   (Years)    Share   Exercisable per Share
   ------------------------   ----------- ----------- -------- ----------- ---------
   $7.28-$7.88.............      1,306          5      $ 7.51     1,111     $ 7.45
   $8.19...................      2,133          7        8.19        --         --
   $9.50-$11.56............      1,802          9       11.15       612      11.15
   $13.21-$19.77...........      2,632          7       16.02     2,298      15.65
   $24.91-$49.63...........        195          7       36.08       195      36.08
                                 -----        ---      ------     -----     ------
     Total.................      8,068          7      $11.97     4,216     $13.78
                                 =====        ===      ======     =====     ======

                   LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

              For the Years Ended December 31, 2000, 1999 and 1998


   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                                December 31,
                                                               ----------------
                                                               2000  1999  1998
                                                               ----  ----  ----
   Expected dividend yield....................................  4.0%  4.0% 2.0%
   Risk-free interest rate.................................... 5.35%  6.5% 6.0%
   Expected volatility........................................ 46.6% 19.0%  --
   Expected life (in years)...................................    7    10   10

 Long-Term Incentive Plan

   Prior to 1999, the Company provided a long-term incentive plan, the Lennox International Inc. Performance Share Plan (the "Performance Plan") to certain employees. During 1998, the Company terminated the Performance Plan. Under the Performance Plan, participants earned shares of the Company's common stock in accordance with a discretionary formula established by the Board of Directors based on the Company's performance over a three-year period. The value of the shares earned was determined using an independent appraisal. During 1998, 358,974 shares were earned and issued in the same year. Compensation expense recognized under the Performance Plan was $6,876,335 for the year ended December 31, 1998, based on the fair value of the shares earned.

   During 1999, the Company established a new performance share plan (the "New Performance Share Plan"). Under the New Performance Share Plan, performance shares are awarded (the "Fixed Performance Awards") to certain employees at the discretion of the Board of Directors as of the beginning of each fiscal year. After ten years of employment (the "Vesting Period"), the Fixed Performance Awards are converted to an equal number of shares of the Company's common stock. If certain pre-defined performance measures are met by the Company over a three-year period, the Vesting Period is accelerated from ten years to three years for 25% to 100% of the Fixed Performance Awards granted, depending on the Company's performance. Compensation expense is measured based on the market price of the stock at date of grant and is recognized on a straight-line basis over the performance period. The weighted average grant-date fair values for Fixed Performance Awards granted in 2000 were $8.52, and in 1999 were $18.75 per share. The 60,368,599 shares of common stock issued as of December 31, 2000, include 1,367,245 shares which represent Fixed Performance Awards that have not yet vested and 159,115 shares which represent Fixed Performance Awards which have vested but have not been converted to shares of the Company's common stock.

   Under the New Performance Share Plan, plan participants may also earn additional shares of the Company's common stock (the "Variable Performance Awards"). The number of additional shares can range from 0% to 100% of the Fixed Performance Awards granted, depending on the Company's performance over a three-year period. There are no additional vesting requirements once the Variable Performance Awards have been earned. Compensation expense is measured by applying the market price of the Company's stock at the end of the period to the number of Variable Performance Awards that are expected to be earned. Such expense is recognized over the performance period. As of December 31, 2000, no Variable Performance Awards were expected to be earned in future periods.

                   LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

              For the Years Ended December 31, 2000, 1999 and 1998


12. Commitments and Contingencies:

 Operating Leases

   The Company has various leases relating principally to the use of operating facilities. Rent expense for 2000, 1999 and 1998 was approximately $67.3 million, $38.4 million and $28.2 million, respectively.

   The approximate minimum commitments under all noncancelable leases at December 31, 2000, are as follows (in thousands):

   2001................................................................ $ 60,989
   2002................................................................   35,779
   2003................................................................   30,159
   2004................................................................   24,145
   2005................................................................   15,422
   Thereafter..........................................................   81,108
                                                                        --------
                                                                        $247,602
                                                                        ========

 Litigation

   The Company is involved in various claims and lawsuits incidental to its business. In the opinion of management, these claims and suits in the aggregate will not have a material adverse effect on the Company's business, financial condition, liquidity or results of operations.

13. Earnings Per Share:

   Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net income by the sum of the weighted average number of shares and the number of equivalent shares assumed outstanding, if dilutive, under the Company's stock-based compensation plans. Diluted earnings per share are computed as follows (in thousands, except per share data):

                                                        Years Ended December
                                                                 31,
                                                       -----------------------
                                                        2000    1999    1998
                                                       ------- ------- -------
   Net income......................................... $59,058 $73,154 $52,525
                                                       ======= ======= =======
   Weighted average shares outstanding................  55,941  39,615  34,914
   Effect of diluted securities attributable to stock
    options and performance share awards..............     336     904     825
                                                       ------- ------- -------
   Weighted average shares outstanding, as adjusted...  56,277  40,519  35,739
                                                       ------- ------- -------
   Diluted earnings per share......................... $  1.05 $  1.81 $  1.47
                                                       ======= ======= =======

   Options to purchase 5,061,136 shares of common stock at prices ranging from $7.88 to $49.63 per share, 1,039,251 shares of common stock at $19.03 per share and 1,037,850 shares of common stock at $19.03 per share were outstanding for the years ended December 31, 2000, 1999 and 1998, respectively, but were not included in the diluted earnings per share calculation because the assumed exercise of such options would have been anti-dilutive.

                   LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

              For the Years Ended December 31, 2000, 1999 and 1998


14. Quarterly Financial Information (unaudited):

 Financial Results (in thousands)

                            Net Sales          Gross Profit       Net Income
                      --------------------- ------------------- ---------------
                         2000       1999       2000      1999    2000    1999
                      ---------- ---------- ---------- -------- ------- -------
   First Quarter..... $  716,324 $  489,059 $  228,763 $151,578 $ 5,740 $ 6,630
   Second Quarter....    894,200    591,841    298,332  186,322  32,277  23,571
   Third Quarter.....    857,618    669,053    274,005  212,442  12,386  27,284
   Fourth Quarter....    779,215    611,714    239,289  193,993   8,655  15,669
                      ---------- ---------- ---------- -------- ------- -------
     Fiscal Year..... $3,247,357 $2,361,667 $1,040,389 $744,335 $59,058 $73,154
                      ========== ========== ========== ======== ======= =======

                                                           Diluted
                                               Basic      Earnings    Dividends
                                           Earnings per  per Common  per Common
                                           Common Share     Share       Share
                                           ------------- ----------- -----------
                                            2000   1999  2000  1999  2000  1999
                                           ------ ------ ----- ----- ----- -----
   First Quarter.......................... $  .10 $  .19 $ .10 $ .18 $.095 $.085
   Second Quarter.........................    .56    .65   .56   .64  .095  .085
   Third Quarter..........................    .22    .65   .22   .64  .095  .085
   Fourth Quarter.........................    .16    .36   .16   .35  .095  .095
                                           ------ ------ ----- ----- ----- -----
     Fiscal Year.......................... $ 1.06 $ 1.85 $1.05 $1.81 $0.38 $0.35
                                           ====== ====== ===== ===== ===== =====

 Stock Prices

                                                        Price Range per Common
                                                                Share
                                                      --------------------------
                                                          2000         1999
                                                      ------------ -------------
                                                       High   Low   High   Low
                                                      ------ ----- ------ ------
   First Quarter..................................... $10.63 $8.69     NA     NA
   Second Quarter.................................... $15.13 $7.88     NA     NA
   Third Quarter..................................... $15.00 $9.00 $19.88 $14.50
   Fourth Quarter.................................... $ 9.50 $6.81 $15.88 $ 8.88
                                                      ------ ----- ------ ------
     Fiscal Year..................................... $15.13 $6.81 $19.88 $ 8.88
                                                      ====== ===== ====== ======

15. Treasury Stock:

   On November 1, 1999, the Company's Board of Directors authorized the purchase of up to 5,000,000 shares of the issued and outstanding common stock. As of December 31, 2000 the Company had purchased 3,587,300 of such shares at a total cost of $37.7 million. There were no outstanding commitments as of December 31, 2000 to repurchase the remaining 1,412,700 shares. When treasury shares are reissued, any difference between the average acquisition cost of the shares and the proceeds from reissuance is charged or credited to additional paid-in capital.

                   LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

              For the Years Ended December 31, 2000, 1999 and 1998


16. Recent Accounting Pronouncements:

   In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivatives embedded in other contracts (collectively referred to as derivatives) and for hedging activities. This statement, for the Company, is effective with the first quarter of 2001. The Company does not believe that the adoption of this pronouncement will have a significant impact on the Company's financial statements.

   The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements," in December 1999. This bulletin, for the Company, was effective with the fourth quarter of 2000. The SAB summarizes the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company's revenue recognition policies are consistent with SAB 101.

17. Related Party Transactions:

   John W. Norris, Jr., Lennox' Chairman of the Board, David H. Anderson, Richard W. Booth and David V. Brown, each a director of Lennox, as well as other Lennox stockholders, who may be immediate family members of the foregoing persons, are, individually or through trust arrangements, members of AOC Land Investment, L.L.C. AOC Land Investment L.L.C. owns 70% of AOC Development II, L.L.C., which owns substantially all of One Lake Park, L.L.C. Lennox is leasing part of an office building owned by One Lake Park, L.L.C. for use as the Lennox corporate headquarters. The lease has a term of 25 years and the lease payments for 2000 totaled approximately $2.7 million. Lennox also leases a portion of Lennox Center, a retail complex owned by AOC Development, L.L.C., for use as offices. The Lennox Center lease has a term of three (3) years and the lease payments for 2000 totaled approximately $119,200. AOC Land Investment, L.L.C. also owns 70% of AOC Development, L.L.C. Lennox believes that the terms of its leases with One Lake Park L.L.C. and AOC Development, L.L.C. are at least as favorable as could be obtained from unaffiliated third parties.

18. Stock Rights:

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

19. Fair Value of Financial Instruments:

   The carrying amounts of cash and cash equivalents, accounts and notes receivable, net, accounts payable and other current liabilities approximate fair value due to the short maturities of these instruments. The carrying amount of long-term debt approximates fair value due to interest rates that approximate current market rates for instruments of similar size and duration.

ITEM 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

   None.

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant

   Information contained under the captions "Proposal 1: Election of Directors" and "Ownership of Lennox Common Stock" in the Company's definitive Proxy Statement for the Company's Annual Meeting of Stockholders to be held April 27, 2001 (the "Proxy Statement") is incorporated herein by reference in response to this item. See Item 1 above for information concerning executive officers.

ITEM 11. Executive Compensation

   Information required by Item 11 is specifically incorporated herein by reference to page 10, pages 12 through 22 and page 25 of the Proxy Statement. Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referenced in Item 402(a)(8) of Regulation S-K and specifically incorporated by reference into any other filings of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

   Information contained under the captions "Proposal 1: Election of Directors" and "Ownership of Lennox Common Stock" in the Proxy Statement is incorporated herein by reference in response to this item.

ITEM 13. Certain Relationships and Related Transactions

   Information contained under the caption "Certain Relationships and Related Party Transactions" in the Proxy Statement is incorporated herein by reference in response to this item.

                                    PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

   (a) Financial Statements, Financial Statement Schedules and Exhibits

     (1) The following financial statements of Lennox International Inc. and subsidiaries are included in Part II, Item 8 of this Form 10-K:

     Report of Independent Public Accountants
     Consolidated Balance Sheets as of December 31, 2000 and 1999 Consolidated Statements of Income for the Years ended December 31, 2000, 1999 and 1998
     Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2000, 1999 and 1998
     Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998
     Notes to Consolidated Financial Statements for the Years Ended December 31, 2000, 1999 and 1998

     (2) The following financial statement schedule for Lennox International Inc. and subsidiaries is included herein:

     Report of Independent Public Accountants on Financial Statement Schedule (page 53 of Form 10-K)
     Schedule II -- Valuation and Qualifying Accounts and Reserves (page 54 of Form 10-K)

     (3) Exhibits:

     The exhibits listed in the accompanying Index to Exhibits on pages 55 through 57 of this Form 10-K are filed or incorporated by reference as part of this Form 10-K.

   (b) Reports on Form 8-K:

     During the last quarter covered by this report, the Company did not file any reports on Form 8-K.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          LENNOX INTERNATIONAL INC.

                                                 /s/ Robert E. Schjerven
                                          By:__________________________________
                                                   Robert E. Schjerven
                                                 Chief Executive Officer

March 27, 2001

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

     /s/ Robert E. Schjerven           Chief Executive Officer      March 27, 2001
______________________________________  and Director (Principal
         Robert E. Schjerven            Executive Officer)

       /s/ Richard A. Smith            Executive Vice President     March 27, 2001
______________________________________  and Chief Financial
           Richard A. Smith             Officer (Principal
                                        Financial Officer)

       /s/ John J. Hubbuch             Vice President, Controller   March 27, 2001
______________________________________  and Chief Accounting
           John J. Hubbuch              Officer (Principal
                                        Accounting Officer)

     /s/ John W. Norris, Jr.           Chairman of the Board of     March 27, 2001
______________________________________  Directors
         John W. Norris, Jr.

      /s/ Linda G. Alvarado            Director                     March 27, 2001
______________________________________
          Linda G. Alvarado

      /s/ David H. Anderson            Director                     March 27, 2001
______________________________________
          David H. Anderson

       /s/ Richard W. Booth            Director                     March 27, 2001
______________________________________
           Richard W. Booth

       /s/ Thomas W. Booth             Director                     March 27, 2001
______________________________________
           Thomas W. Booth

        /s/ David V. Brown             Director                     March 27, 2001
______________________________________
            David V. Brown

        /s/ James J. Byrne             Director                     March 27, 2001
______________________________________
            James J. Byrne

              Signature                          Title                   Date
              ---------                          -----                   ----

       /s/ Janet K. Cooper             Director                     March 27, 2001
______________________________________
           Janet K. Cooper

      /s/ C.L. (Jerry) Henry           Director                     March 27, 2001
______________________________________
          C.L. (Jerry) Henry

        /s/ John E. Major              Director                     March 27, 2001
______________________________________
            John E. Major

       /s/ Donald E. Miller            Director                     March 27, 2001
______________________________________
           Donald E. Miller

       /s/ Terry D. Stinson            Director                     March 27, 2001
______________________________________
           Terry D. Stinson

       /s/ William G. Roth             Director                     March 27, 2001
______________________________________
           William G. Roth

     /s/ Richard L. Thompson           Director                     March 27, 2001
______________________________________
         Richard L. Thompson

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE

To the Stockholders and Board of Directors of Lennox International Inc.:

   We have audited in accordance with auditing standards generally accepted in the United States the consolidated financial statements of Lennox International Inc. and subsidiaries included in this Annual Report on Form 10-K and have issued our report thereon dated February 13, 2001. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedule II, Valuation and Qualifying Accounts and Reserves, is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Dallas, Texas
February 13, 2001

                           LENNOX INTERNATIONAL INC.

         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES For the Years Ended December 31, 1998, 1999 and 2000

                                                Additions
                                     Balance at Charged to               Balance
                                     beginning   Cost and                at end
                                      of year    expenses  Deductions(1) of year
                                     ---------- ---------- ------------- -------
1998:
 Allowance for doubtful accounts....  $16,948     $6,224      $(4,647)   $18,525
1999:
 Allowance for doubtful accounts....  $18,525     $6,979      $(4,329)   $21,175
2000:
 Allowance for doubtful accounts....  $21,175     $5,057      $(2,422)   $23,810

--------
(1) Uncollectible accounts charged off, net of recoveries.

                               INDEX TO EXHIBITS

 Exhibit Number                           Description
 --------------                           -----------
       3.1      --Restated Certificate of Incorporation of Lennox International
                 Inc. ("Lennox") (incorporated by reference to Exhibit 3.1 to
                 Lennox' Registration Statement on Form S-1 (Registration
                 No. 333-75725)).

       3.2 --Amended and Restated Bylaws of Lennox (incorporated by reference to Exhibit 3.2 to Lennox' Registration Statement on
                 Form S-1 (Registration No. 333-75725)).

       4.1      --Specimen Stock Certificate for the Common Stock, par value
                 $.01 per share, of Lennox (incorporated by reference to Exhibit 4.1 to Lennox' Registration Statement on Form S-1
                 (Registration No. 333-75725)).

       4.2      --Rights Agreement dated as of July 27, 2000 between Lennox and
                 ChaseMellon Shareholder Services, L.L.C., as Rights Agent, which includes as Exhibit A the form of Certificate of Designations of Series A Junior Participating Preferred Stock setting forth the terms of the Preferred Stock, as Exhibit B the form of Rights Certificate and as Exhibit C the Summary of Rights to Purchase Preferred Stock (incorporated by reference to Exhibit 4.1 to Lennox' Current Report on Form 8-K dated
                 July 27, 2000).

      10.1      --Note Purchase Agreement, dated as of December 1, 1993,
                 between Lennox and identified Noteholders relating to Lennox'
                 6.73% Senior Promissory Notes due 2008 (incorporated by reference to Exhibit 10.2 to Lennox' Registration Statement on
                 Form S-1 (Registration No. 333-75725)).

      10.2      --Note Purchase Agreement, dated as of July 6, 1995, between
                 Lennox and Teachers Insurance and Annuity Association of
                 America relating to Lennox' 7.06% Senior Promissory Note due
                 2005 (incorporated by reference to Exhibit 10.3 to Lennox'
                 Registration Statement on Form S-1 (Registration No. 333-
                 75725)).

      10.3      --Note Purchase Agreement, dated as of April 3, 1998, between
                 Lennox and identified Noteholders relating to Lennox' 6.56%
                 Senior Notes due 2005 and 6.75% Senior Notes due 2008
                 (incorporated by reference to Exhibit 10.4 to Lennox'
                 Registration Statement on Form S-1 (Registration No. 333-
                 75725)).

      10.4      --Note Amendment Agreement, dated as of April 3, 1998, between
                 Lennox and identified Noteholders relating to Lennox' 7.06%
                 Senior Promissory Note due 2005 and 6.73% Senior Promissory
                 Notes due 2008 (incorporated by reference to Exhibit 10.5 to Lennox' Registration Statement on Form S-1 (Registration No.
                 333-75725)).

      10.5      --Note Amendment Agreement, dated as of February 28, 2000, between Lennox and identified Noteholders relating to Lennox'
                 7.06% Senior Promissory Notes due 2005; 6.73% Senior
                 Promissory Notes due 2008; 6.56% Senior Notes due 2005; and
                 6.75% Senior Notes due 2008 (incorporated by reference to
                 Exhibit 10.6 to Lennox' Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

      10.6      --Note Amendment Agreement, dated as of January 23, 2001,
                 between Lennox and identified Noteholders relating to Lennox'
                 7.06% Senior Promissory Notes due 2005; 6.73% Senior
                 Promissory Notes due 2008; 6.56% Senior Notes due 2005; and
                 6.75% Senior Notes due 2008 (filed herewith).

      10.7      --Revolving Credit Facility Agreement, dated as of July 29,
                 1999, among Lennox, The Chase Manhattan Bank, as successor to
                 Chase Bank of Texas, National Association ("Chase"), as administrative agent, Wachovia Bank, N.A., as syndication agent, The Bank of Nova Scotia, as documentation agent, and the other lenders named therein (incorporated by reference to Exhibit 10.25 to Lennox' Registration Statement on Form S-1
                 (Registration No. 333-75725)).

 Exhibit Number                           Description
 --------------                           -----------
     10.8       --Second Amendment, dated as of January 25, 2000, to the
                 Revolving Credit Facility Agreement dated as of July 29, 1999, among Lennox, Chase, as administrative agent, Wachovia Bank,
                 N.A., as syndication agent, The Bank of Nova Scotia, as
                 documentation agent, and the other lenders named therein
                 (incorporated by reference to Exhibit 10.8 to Lennox' Annual
                 Report on Form 10-K for the fiscal year ended December 31,
                 1999).

     10.9       --Third Amendment, dated as of January 22, 2001, to the
                 Revolving Credit Facility Agreement dated as of July 29, 1999, among Lennox, Chase, as administrative agent, Wachovia Bank, N.A., as syndication agent, The Bank of Nova Scotia, as documentation agent, and the other lenders named therein
                 (filed herewith).

     10.10      --364 Day Revolving Credit Facility Agreement, dated as of
                 January 25, 2000, among Lennox, Chase, as administrative agent, Wachovia Bank, N.A., as syndication agent, The Bank of Nova Scotia, as documentation agent, and the other lenders named therein (incorporated by reference to Exhibit 10.9 to Lennox' Annual Report on Form 10-K for the fiscal year ended
                 December 31, 1999).

     10.11      --First Amendment, dated as of January 22, 2001, to the 364 Day
                 Revolving Credit Facility Agreement, dated as of January 25,
                 2000, among Lennox, Chase, as administrative agent, Wachovia
                 Bank, N.A., as syndication agent, The Bank of Nova Scotia, as documentation agent, and the other lenders named therein
                 (filed herewith).

     10.12      --Master Shelf Agreement, dated as of October 15, 1999, between
                 Lennox and The Prudential Insurance Company of America relating to Senior Notes to be issued in a maximum principal amount of $100,000,000 (incorporated by reference to Exhibit
                 10.1 to Lennox' Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999).

     10.13      --Letter Amendment No. 1, dated as of February 28, 2000, to
                 Master Shelf Agreement, dated as of October 15, 1999, between
                 Lennox and The Prudential Insurance Company of America
                 (incorporated by reference to Exhibit 10.11 to Lennox' Annual
                 Report on Form 10-K for the fiscal year ended December 31,
                 1999).

     10.14      --Letter Amendment No. 2, dated as of January 23, 2001, to
                 Master Shelf Agreement, dated as of October 15, 1999, between
                 Lennox and The Prudential Insurance Company of America (filed herewith).

     10.15      --Receivables Purchase Agreement, dated as of June 19, 2000, among LPAC Corp., Blue Ridge Asset Funding Corporation,
                 Wachovia Bank, N.A., and Lennox Industries Inc. (incorporated by reference to Exhibit 10.1 to Lennox' Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000).

     10.16      --Purchase and Sale Agreement, dated as of June 19, 2000, among
                 Lennox Industries Inc., Heatcraft Inc. and LPAC Corp.
                 (incorporated by reference to Exhibit 10.2 to Lennox'
                 Quarterly Report on Form 10-Q for the quarterly period ended
                 June 30, 2000).

     10.17*     --1998 Incentive Plan of Lennox International Inc.
                 (incorporated by reference to Exhibit 10.8 to Lennox'
                 Registration Statement on Form S-1 (Registration No. 333-
                 75725)).

     10.18*     --Amendment, dated as of December 15, 2000 to 1998 Incentive
                 Plan of Lennox International Inc. (filed herewith).

     10.19*     --Lennox International Inc. Profit Sharing Restoration Plan
                 (incorporated by reference to Exhibit 10.9 to Lennox'
                 Registration Statement on Form S-1 (Registration No. 333-
                 75725)).

     10.20*     --Lennox International Inc. Supplemental Executive Retirement
                 Plan (incorporated by reference to Exhibit 10.10 to Lennox'
                 Registration Statement on Form S-1 (Registration No. 333-
                 75725)).

 Exhibit Number                           Description
 --------------                           -----------
     10.21*     --Form of Indemnification Agreement entered into between Lennox and certain executive officers and directors (includes a
                 schedule identifying the various parties to such agreement and the applicable dates of execution) (incorporated by reference to Exhibit 10.15 to Lennox' Registration Statement on Form S-1
                 (Registration No. 333-75725)).

     10.22*     --Form of revised Employment Agreement entered into between
                 Lennox and certain executive officers (incorporated by
                 reference to Exhibit 10.1 to Lennox' Quarterly Report on Form
                 10-Q for the quarterly period ended September 30, 2000).

     10.23*     --Form of revised Change of Control Employment Agreement
                 entered into between Lennox and certain executive officers
                 (incorporated by reference to Exhibit 10.2 to Lennox'
                 Quarterly Report on Form 10-Q for the quarterly period ended
                 September 30, 2000).

     21.1       --Subsidiaries of Lennox (filed herewith).

     23.1       --Consent of Arthur Andersen LLP (filed herewith).

--------
* Management compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601(b)(10)(iii)(a) of Regulation S-K.