Form 10-Q
period 2001-03-31
LENNOX INTERNATIONAL INC
filed 2001-05-11
CIK 1069202

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q


                                   (MARK ONE)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
                         PERIOD ENDED MARCH 31, 2001

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________ to ________

                                ----------------

                        Commission file number 001-15149

                            LENNOX INTERNATIONAL INC.

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


                                     YES    X                NO ____


As of May 9, 2001, the number of shares outstanding of the registrant's common stock, par value $.01 per share, was 56,152,987.

                            LENNOX INTERNATIONAL INC.


                                      INDEX

                                                                         Page No
Part I.  Financial Information

     Item 1.  Financial Statements

        Consolidated Balance Sheets - March 31, 2001
        (Unaudited)and December 31, 2000..................................     3

        Consolidated Statements of Income (Unaudited) -
        Three Months Ended March 31, 2001 and 2000........................     4

        Consolidated Statements of Cash Flows (Unaudited) -
        Three Months Ended March 31, 2001 and 2000........................     5

        Notes to Consolidated Financial Statements .......................     6
        (Unaudited)

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations............................ 10

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk...   14

Part II.  Other Information

     Item 4.  Exhibits and Reports on Form 8-K.........................       15

                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.

                   LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                   As of March 31, 2001 and December 31, 2000
                        (In thousands, except share data)

                                     ASSETS
                                                       March 31,    December 31,
                                                         2001           2000
                                                         ----           ----
                                                     (unaudited)
CURRENT ASSETS:
 Cash and cash equivalents.......................... $  25,489      $   40,633
 Accounts and notes receivable, net.................   360,822         399,136
 Inventories........................................   374,156         359,531
 Deferred income taxes..............................    48,113          47,063
 Other assets.......................................    62,020          54,847
                                                    -----------     ----------
        Total current assets........................   870,600         901,210
PROPERTY, PLANT AND EQUIPMENT, net..................   335,888         354,172
GOODWILL, net.......................................   726,269         739,468
OTHER ASSETS........................................    57,769          60,181
                                                    ----------      ----------
        TOTAL ASSETS................................$1,990,526      $2,055,031
                                                    ==========      ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Short-term debt.................................... $  31,404      $   31,467
 Current maturities of long-term debt...............    29,336          31,450
 Accounts payable...................................   257,408         260,208
 Accrued expenses...................................   251,206         242,347
 Income taxes payable...............................    13,486          24,448
                                                    ----------      ----------
        Total current liabilities...................   582,840         589,920
LONG-TERM DEBT......................................   610,162         627,550
DEFERRED INCOME TAXES...............................     1,058             941
POSTRETIREMENT BENEFITS, OTHER THAN PENSIONS........    14,265          14,284
OTHER LIABILITIES...................................    77,241          77,221
                                                    ----------      ----------
        Total liabilities........................... 1,285,566       1,309,916
MINORITY INTEREST...................................     1,965           2,058
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
 Preferred stock, $.01 par value, 25,000,000 shares
    authorized, no shares issued or outstanding.....        --              --
 Common stock, $.01 par value, 200,000,000 shares
    authorized, 60,524,220 shares and 60,368,599
    shares issued for 2001 and 2000, respectively...       605             604
 Additional paid-in capital.........................   372,585         372,690
 Retained earnings..................................   431,796         447,377
 Accumulated other comprehensive loss...............   (65,659)        (37,074)
 Deferred compensation..............................    (5,910)         (6,457)
  Treasury stock, at cost, 2,980,846 and 3,332,784
   shares for 2001 and 2000, respectively...........   (30,422)        (34,083)
                                                    ----------     -----------
        Total stockholders' equity..................   702,995         743,057
                                                    ----------     -----------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..$1,990,526      $2,055,031
                                                    ==========      ==========

     The accompanying notes are an integral part of these consolidated financial statements.

                   LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
               For the Three Months Ended March 31, 2001 and 2000
                (Unaudited, in thousands, except per share data)

                                                               FOR THE
                                                        THREE MONTHS ENDED
                                                              MARCH 31,
                                                       -------------------------
                                                        2001             2000
                                                        ----             ----
NET SALES...........................................$  715,966      $  716,324
COST OF GOODS SOLD..................................   502,381         487,561
                                                    ----------      ----------
        Gross Profit................................   213,585         228,763
SELLING, GENERAL AND ADMINISTRATIVE EXPENSE.........   217,556         205,280
                                                    ----------      ----------
        (Loss) income from operations...............    (3,971)         23,483
INTEREST EXPENSE, net...............................    12,777          12,750
OTHER...............................................       663             229
MINORITY INTEREST...................................       107            (546)
                                                    ----------      ----------
        (Loss) income before income taxes...........   (17,518)         11,050
(BENEFIT) PROVISION FOR INCOME TAXES................    (7,270)          5,310
                                                    ----------      ----------
            Net (loss) income.......................$  (10,248)     $    5,740
                                                    ==========      ==========

REPORTED (LOSS) EARNINGS PER SHARE
  Basic.............................................$    (0.18)     $     0.10
  Diluted...........................................$    (0.18)     $     0.10

     The accompanying notes are an integral part of these consolidated financial statements.

                   LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 2001 and 2000
                            (Unaudited, in thousands)

                                                                              FOR THE
                                                                         THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                         ------------------
                                                                         2001        2000
                                                                         ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss) income................................................. $ (10,248)    $   5,740
  Adjustments to reconcile net (loss) income to
  net cash provided by (used in) operating activities:
     Minority interest.............................................       107          (546)
     Joint venture (profit) loss...................................       (41)          329
     Depreciation and amortization.................................    21,741        20,892
     Loss on disposal of equipment.................................       113         1,788
     Other.........................................................       983           315
  Changes in assets and liabilities, net effects of acquisitions:
     Accounts and notes receivable.................................    27,121       (26,828)
     Inventories...................................................   (23,814)      (38,846)
     Other current assets..........................................    (8,841)       (5,038)
     Accounts payable..............................................     2,686        42,931
     Accrued expenses..............................................    14,813         3,577
     Deferred income taxes.........................................      (150)       (2,150)
     Income taxes payable and receivable...........................   (12,287)        2,587
     Long-term warranty, deferred income and other liabilities.....    (4,033)        3,972
                                                                    ---------     ---------
        Net cash provided by operating activities..................     8,150         8,723

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from the disposal of property, plant and equipment.......       769            86
 Purchases of property, plant and equipment........................    (5,036)      (17,470)
 Acquisitions, net of cash acquired................................    (1,413)     (183,423)
                                                                    ---------     ---------
        Net cash used in investing activities......................    (5,680)     (200,807)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from revolving short-term debt...........................     1,997         7,939
 (Repayments of) proceeds from revolving long-term debt............   (14,558)      206,673
 Repayment of long-term debt.......................................        --       (13,640)
 Sales of common stock.............................................     1,036            --
 Repurchases of common stock.......................................      (214)          (97)
 Cash dividends paid...............................................    (5,274)       (5,453)
                                                                    ---------     ---------
        Net cash (used in) provided by financing activities........   (17,013)      195,422

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS...................   (14,543)        3,338
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS..............      (601)         (547)
                                                                    ---------     ---------
CASH AND CASH EQUIVALENTS, beginning of period.....................    40,633        29,174
                                                                    ---------     ---------
CASH AND CASH EQUIVALENTS, end of period........................... $  25,489     $  31,965
                                                                    =========     =========

Supplementary disclosures of cash flow information:
  Cash paid during the period for:
        Interest................................................... $  11,612     $   8,816
                                                                    =========     =========
        Income taxes ...............................................$   2,380     $   2,403
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

                            LENNOX INTERNATIONAL INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.   BASIS OF PRESENTATION AND OTHER ACCOUNTING INFORMATION:

     The accompanying unaudited consolidated balance sheet as of March 31, 2001, and the consolidated statements of income and cash flows for the three months ended March 31, 2001 and 2000 should be read in conjunction with Lennox International Inc.'s (the "Company") consolidated financial statements and the accompanying footnotes as of December 31, 2000 and 1999 and for each of the three years in the period ended December 31, 2000. In the opinion of management, the accompanying consolidated financial statements contain all material adjustments, consisting principally of normal recurring adjustments, necessary for a fair presentation of the Company's financial position, results of operations, and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to applicable rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. The operating results for the interim periods are not necessarily indicative of the results to be expected for a full year.

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
                                                               FOR THE
                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                       -----------------------
        NET SALES                                      2001               2000
        ---------                                      ----               ----
       North American residential................  $ 282,025          $ 291,780
       North American retail.....................    222,424            194,528
       Commercial air conditioning...............     93,378             95,084
       Commercial refrigeration..................     85,089             91,672
       Heat transfer (1).........................     58,275             65,447
       Eliminations..............................    (25,225)           (22,187)
                                                   ---------          ---------
                                                   $ 715,966          $ 716,324
                                                   =========          =========

(1) The Heat Transfer segment had intersegment sales of $7,036 and $5,113 for the three months ended March 31, 2001 and 2000, respectively.

                                                              FOR THE
                                                         THREE MONTHS ENDED
                                                             MARCH 31,
                                                       -------------------------
                                                       2001               2000
                                                       ----               ----
      (LOSS) INCOME FROM OPERATIONS
       -----------------------------
       North American residential................  $  12,306          $  20,765
       North American retail.....................     (9,973)             5,426
       Commercial air conditioning...............     (1,817)            (3,053)
       Commercial refrigeration..................      6,221              7,050
       Heat transfer.............................      1,788              4,934
       Corporate and other.......................    (11,003)            (9,905)
       Eliminations..............................     (1,493)            (1,734)
                                                   ---------          ---------
                                                   $  (3,971)         $  23,483
                                                   =========          =========

                                                      AS OF            AS OF
                                                    MARCH 31,       DECEMBER 31,
       TOTAL ASSETS                                   2001              2000
       ------------                                   ----              ----
       North American residential................ $  514,336         $  529,492
       North American retail.....................    785,144            800,719
       Commercial air conditioning...............    214,459            215,656
       Commercial refrigeration..................    225,892            239,783
       Heat transfer.............................    146,505            149,813
       Corporate and other.......................    127,521            144,547
       Eliminations..............................    (23,331)           (24,979)
                                                   ---------          ---------
                                                  $1,990,526         $2,055,031
                                                  ==========         ==========

3.   INVENTORIES:

     Components of inventories are as follows (in thousands):

                                                      AS OF             AS OF
                                                    MARCH 31,       DECEMBER 31,
                                                      2001               2000
                                                      ----               ----
       Finished goods...........................   $ 240,870          $ 216,547
       Repair parts.............................      42,309             35,024
       Work in process..........................      22,214             23,606
       Raw materials............................     117,710            132,298
                                                   ---------          ---------
                                                     423,103            407,475
       Reduction for last-in, first-out.........      48,947             47,944
                                                   ---------          ---------
                                                   $ 374,156          $ 359,531
                                                   =========          =========

4.   SHIPPING AND HANDLING:

     Shipping and handling costs are included as part of Selling, General and Administrative Expense in the accompanying Consolidated Statements of Income in the following amounts (in thousands):

                                    For the
                               Three Months Ended
                                    March 31,
                               ------------------
                               2001          2000
                               ----          ----
                             $30,955       $30,122

5.   LINES OF CREDIT AND FINANCING ARRANGEMENTS:

     The Company has bank lines of credit aggregating $552 million, of which $391 million was outstanding at March 31, 2001 with the remaining $161 million available for future borrowings, subject to covenant limitations. Included in the lines of credit are a $300 million domestic facility and a $163 million domestic facility, each governed by agreements between the Company and syndicates of banks. The facilities contain certain financial covenants and bear interest, at the Company's option, at a rate equal to either (a) the greater of the bank's prime rate or the federal funds rate plus 0.5% or (b) the London Interbank Offered Rate plus a margin equal to 0.5% to 1.25%, depending upon the ratio of total funded debt to EBITDA. The Company pays a commitment fee equal to 0.10% to 0.30% of the unused commitment, depending upon the ratio of total funded debt to EBITDA. The agreements provide restrictions on the Company's ability to incur additional indebtedness, encumber its assets, sell its assets, or pay dividends.

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
                                                             FOR THE
                                                       THREE MONTHS ENDED
                                                             MARCH 31,
                                                       ----------------------
                                                         2001            2000
                                                         ----            ----
 Net (loss) income                                     $(10,248)      $  5,740
                                                       ========       ========

 Weighted average shares outstanding.................    55,775         54,480
 Effect of diluted securities attributable to stock
  options and performance share awards...............        --            307
                                                       --------       --------
 Weighted average shares outstanding, as adjusted....    55,775         54,787
                                                       ========       ========
 Diluted (loss) earnings per share...................  $  (0.18)      $   0.10
                                                       =========      ========

7.   DERIVATIVES:

     Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 requires that all derivative financial instruments be recognized as either assets or liabilities in the balance sheet and carried at fair value. Changes in fair value of these instruments are to be recognized periodically in earnings or stockholders' equity depending on the intended use of the instrument. Gains or losses on derivatives designated as fair value hedges are recognized in earnings in the period of change. Gains or losses on derivatives designated as cash flow hedges are initially reported as a component of other comprehensive income and later classified into earnings in the period in which the hedged item also affects earnings. The Company hedges its exposure to the fluctuation on the prices paid for copper and aluminum metals by purchasing futures contracts on these metals. Gains or losses recognized on the closing of these contracts negate the losses or gains realized through physical deliveries of these metals. Quantities covered by these commodity futures contracts are for less than expected actual quantities to be purchased. As of March 31, 2001, the Company had metals futures contracts maturing at various dates to December 31, 2002 with a fair value as an asset of $0.2 million and as a liability of $3.7 million. These are hedges of forecasted transactions, and under SFAS No. 133, such contracts are to be considered cash flow hedges. Accordingly, the Company recorded an after-tax charge to other comprehensive income (loss), a direct component of owner's equity, of $2.0 million. The charge to other comprehensive income will be reclassified into earnings when the related inventory is sold, generally within three to six months.

     The Company also hedges its exposure to fluctuations in foreign currency exchange rates incurred by its Australian subsidiary. This subsidiary manufactures sophisticated machine tools, which generally require long manufacturing and installation times and which generally are sold at prices denominated in the local currency of the purchasing entity. This exposure to the fluctuations in foreign currency exchange rates is hedged through the sale of futures contracts for the various currencies. Since the customers are not invoiced and payments are not received until the equipment has been installed and operating satisfactorily, the currency futures contracts are deemed to be cash flow hedges and as such are recorded at fair value with an offset to other comprehensive income (loss) until realized. Gains or losses on the currency futures are transferred from other comprehensive income to the income statement when the related equipment is sold, generally within three to six months. As of March 31, 2001, the Company had currency futures contracts maturing at various dates through December 31, 2001, for which the fair value was a liability of $4.2 million. Accordingly, $3.0 million, net of applicable income tax, was charged to other comprehensive income (loss).

8.   COMPREHENSIVE LOSS:

     Comprehensive loss is computed as follows (in thousands):

                                                              FOR THE
                                                       THREE MONTHS ENDED
                                                             MARCH 31,
                                                       ----------------------
                                                         2001            2000
                                                         ----            ----
     Net (loss) income.............................    $(10,248)      $  5,740
     Foreign currency
      translation adjustments......................     (23,558)        (8,959)
     Derivatives...................................      (5,027)            --
                                                       --------       --------
     Total comprehensive (loss)....................    $(38,833)      $ (3,219)
                                                       ========       ========

9.   SUBSEQUENT EVENT:

     The Company completed a restructuring plan for its North American retail segment under which a number of under-performing service centers will be sold or closed and a number of service centers will be merged with other existing service centers. As a result, the Company has announced it intends to record a pretax charge of approximately $38 million in the second quarter of 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company participates in five reportable business segments of the heating, ventilation, air conditioning and refrigeration ("HVACR") industry. The first segment is the North American residential market, in which Lennox manufactures and markets a full line of heating, air conditioning and hearth products for the residential replacement and new construction markets in the United States and Canada. The second segment is the North American retail market which includes sales and installation of, and maintenance and repair services for, HVACR equipment by Lennox-owned service centers in the United States and Canada. The third segment is the global commercial air conditioning market, in which Lennox manufactures and sells rooftop products and applied systems for commercial applications. The fourth segment is the global commercial refrigeration market, which consists of unit coolers, condensing units and other commercial refrigeration products. The fifth segment is the heat transfer market, in which Lennox designs, manufactures and sells evaporator and condenser coils, copper tubing and related manufacturing equipment to original equipment manufacturers and other specialty purchasers on a global basis.

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

     On January 21, 2000, Lennox completed the acquisition of Service Experts, Inc., an HVAC company comprised of retail businesses across the United States, for approximately $307 million, including 12.2 million shares of Lennox common stock and the assumption of $175 million of debt. The acquisition added an additional 120 service centers to the U.S. retail network. As these centers have been integrated into the retail operation with the 104 centers acquired by Lennox since September 1, 1998, operating performance has not reached expected levels. To improve profitability, the retail company will be restructured in the second quarter of 2001. Ten centers will be closed or sold and 28 centers will be merged together, merged into other company-owned service centers or repositioned. These actions will reduce the total number of centers, which currently total 224, by 26. This restructuring will result in a $38 million charge in the second quarter of 2001.

     Lennox's fiscal year ends on December 31 of each year, and its fiscal quarters are each comprised of 13 weeks. For convenience, throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations, the 13 week periods comprising each fiscal quarter are denoted by the last day of the calendar quarter.

RESULTS OF OPERATIONS

     The following table sets forth, as a percentage of net sales, income data for the three months ended March 31, 2001 and 2000:

                                                            FOR THE
                                                        THREE MONTHS ENDED
                                                            MARCH 31,
                                                       -------------------
                                                       2001           2000
                                                       ----           ----
  Net sales......................................     100.0%          100.0%
  Cost of goods sold.............................      70.2            68.1
                                                     ------          ------
     Gross profit................................      29.8            31.9
  Selling, general and administrative expenses...      30.4            28.6
                                                     ------          ------
     (Loss) income from operations...............      (0.6)            3.3
  Interest expense, net..........................       1.8             1.8
  Other..........................................       0.0             0.1
  Minority interest..............................       0.0            (0.1)
                                                     ------          ------
     (Loss) income before income taxes...........      (2.4)            1.5
  (Benefit) provision for income taxes...........      (1.0)            0.7
                                                     ------          ------
     Net (loss) income...........................      (1.4)%          0.8%
                                                     ======          ======

     The following table sets forth net sales by business segment and geographic market (dollars in millions):

                                            THREE MONTHS ENDED MARCH 31,
                                        ----------------------------------------
                                                2001                  2000
                                        ------------------    ------------------

                                         Amount         %      Amount        %
Business Segment:
North American  residential.............$  282.0      39.4%   $  291.8     40.7%
North American retail...................   222.4      31.1       194.5     27.2
Commercial air conditioning.............    93.4      13.0        95.1     13.3
Commercial refrigeration................    85.1      11.9        91.7     12.8
Heat transfer...........................    58.3       8.1        65.4      9.1
Eliminations............................   (25.2)     (3.5)      (22.2)    (3.1)
                                        --------     -----    --------    -----
        Total net sales                 $  716.0     100.0%   $  716.3    100.0%
                                        ========     =====      ======    =====

Geographic Market:
U.S. .................................. $  562.4      78.5%   $  554.9     77.5%
International..........................    153.6      21.5       161.4     22.5
                                        --------     -----    --------    -----
        Total net sales................ $  716.0     100.0%   $  716.3    100.0%
                                        ========     =====      ======    =====

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

     NET SALES. Net sales decreased $0.3 million, or 0.04%, to $716.0 million for the three months ended March 31, 2001 from $716.3 million for the three months ended March 31, 2000. Adjusted for the impact of currency translation, net sales increased 2% compared to the first three months of 2000.

     Net sales in the North American residential segment were $282.0 million for the three months ended March 31, 2001, a decrease of $9.8 million, or 3.4%, from $291.8 million for the three months ended March 31, 2000. The Air Conditioning and Refrigeration Institute reported factory shipments of unitary air conditioners and heat pumps were down 13% for the first two months of this year. This decrease in industry shipments was a major factor in the Company's decline in net sales for the quarter, as market share gains were realized by Lennox in the core residential HVAC segment for this time period. The Company's Hearth Products business was particularly impacted by the decline in housing starts and the weakness in manufactured housing sales.

     Net sales in the North American retail segment were $222.4 million for the three months ended March 31, 2001, an increase of $27.9 million, or 14.3%, from $194.5 million for the three months ended March 31, 2000. This growth was achieved primarily by our acquisition of Service Experts Inc. in January of 2000.

     Commercial air conditioning segment net sales decreased $1.7 million, or 1.8%, to $93.4 million for the three months ended March 31, 2001 compared to the three months ended March 31, 2000. Adjusted for the impact of currency translation, net sales increased 0.7% compared to the first three months of 2000. Although the commercial construction market has tightened somewhat in North America, the effect on sales was minimized in the quarter as a result of the introduction of the cost-effective Value Series product and by strengthened sales in Europe. Adjusted for the impact of currency translation, European commercial air conditioning sales grew 8.8%.

     Net sales in the commercial refrigeration segment were $85.1 million for the three months ended March 31, 2001, a decrease of $6.6 million, or 7.2%, from $91.7 million for the three months ended March 31, 2000. Adjusted for the impact of currency translation, net sales were equal to the prior year. Offsetting the North American market slowdown in supermarket, convenience store, food service and cold storage sectors were strong sales in our Australian refrigeration business. Adjusting for the impact of currency translation, net trade sales in Australia grew 9.0%.

     Heat transfer segment revenues decreased $7.1 million, or 11.0%, to $58.3 million for the three months ended March 31, 2001 compared to the three months ended March 31, 2000. Adjusted for the impact of currency translation, net trade sales decreased 7.8% compared to the first three months of 2000. The sales decline is attributable to a decrease in OEM customer orders as a result of the general economic slowdown in the United States.

     GROSS PROFIT. Gross profit was $213.6 million for the three months ended March 31, 2001, compared to $228.8 million for the three months ended March 31, 2000, a decrease of $15.2 million. Gross profit margin was 29.8% for the three months ended March 31, 2001, and 31.9% for the three months ended March 31, 2000. The primary cause of the decrease in gross profit margin was under-utilization of labor at the retail service centers. Residential replacement centers' sales volume was down and as a result service technicians were not fully utilized. Several of the centers identified for closure were struggling to efficiently utilize their labor. To a lesser extent, center margins were negatively impacted by a shift in sales mix to lower margin commercial and new construction business.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $217.6 million for the three months ended March 31, 2001, an increase of $12.3 million, or 6.0%, from $205.3 million for the three months ended March 31, 2000. Selling, general and administrative expenses represented 30.4% and 28.6% of total revenues for the three months ended 2001 and 2000, respectively. The increase in selling, general and administrative expense is entirely due to acquisitions in the retail business segment.

     INTEREST EXPENSE, NET. Interest expense, net, for the three months ended March 31, 2001 was unchanged from the three months ended March 31, 2000 at $12.8 million.

     OTHER. Other expense was $0.7 million for the three months ended March 31, 2001 and $0.2 million for the three months ended March 31, 2000. Other expense is primarily comprised of currency exchange gains or losses, which relate principally to the Company's operations in Canada, Australia and Europe.

     MINORITY INTEREST. Minority interest was $0.1 million for the three months ended March 31, 2001 and ($0.5) million for the three months ended March 31, 2000. The change is primarily a result of Lennox acquiring the remaining 30% of its European operations in April 2000.

     PROVISION FOR INCOME TAXES. The (benefit) provision for income taxes was ($7.3) million for the three months ended March 31, 2001 and $5.3 million for the three months ended March 31, 2000. The effective tax rate of 41.5% and 48.1% for the three months ended March 31, 2001 and 2000, respectively, differs from the statutory federal rate of 35.0% principally due to state and local taxes, non-deductible goodwill expenses and foreign operating losses for which no tax benefits have been recognized.

LIQUIDITY AND CAPITAL RESOURCES

     Lennox's working capital and capital expenditure requirements are generally met through internally generated funds and bank lines of credit.

     During the first three months of 2001, cash provided by operating activities was $8.2 million compared to $8.7 million for the comparable period in 2000. The 2001 amount includes $30 million received from the sale of accounts receivable. If the sale of the accounts receivable were excluded, cash from operating activities would have been a usage of $21.8 million in 2001. This reduction relates primarily to the net, after tax, loss incurred in 2001. Net cash used in investing activities was $195 million less than during the comparable period in 2000 due to reduced capital expenditures and retail segment acquisitions. Cash (used in) provided by financing activities was $212 million less than the comparable 2000 period, reflecting reduced capital and acquisition expenditures.

     Capital expenditures in 2001 and 2000 were primarily for production equipment at the Orangeburg, South Carolina and Marshalltown, Iowa manufacturing plants.

     Lennox has bank lines of credit aggregating $552 million, of which $391 million was outstanding at March 31, 2001 with the remaining $161 million available for future borrowings, subject to covenant limitations. Included in the lines of credit are a $300 million domestic facility and a $163 million domestic facility, each governed by agreements between Lennox and syndicates of banks. The facilities contain certain financial covenants and bear interest, at Lennox's option, at a rate equal to either (a) the greater of the bank's prime rate or the federal funds rate plus 0.5% or (b) the London Interbank Offered Rate plus a margin equal to 0.5% to 1.25%, depending upon the ratio of total funded debt to EBITDA. Lennox pays a commitment fee equal to 0.10% to 0.30% of the unused commitment, depending upon the ratio of total funded debt to EBITDA. The agreements provide restrictions on Lennox's ability to incur additional indebtedness, encumber its assets, sell its assets, or pay dividends.

     In June, 1999, James N. Kirby Pty. Ltd. was acquired for approximately $65 million. In addition, approximately $20.5 million of Kirby's debt was assumed. The purchase price consisted of approximately $16 million in cash, $33 million in deferred payments and 650,430 shares of common stock. If Lennox's common stock does not trade at a price greater than $29.09 per share for five consecutive days from the period of June 2000 to June 2001, then Lennox is obligated to pay the former owners of Kirby the difference between the trading price for the last five days of this period and $29.09 for 577,500 of the shares of common stock (approximately $10.7 million as of March 31, 2001).

     On April 24, 2001, Lennox announced it had completed a restructuring plan for its North American retail segment under which a number of service centers will be sold, closed or merged with other existing service centers. The net cash cost of this restructuring is estimated to be approximately $7.0 million, most of which is expected to be paid in the second quarter of 2001.

     Lennox believes that cash flow from operations, as well as available borrowings under its credit facilities, will be sufficient to fund operations for the foreseeable future.

RECENT ACCOUNTING PRONOUNCEMENTS

     None.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Lennox's results of operations can be affected by changes in exchange rates. Net sales and expenses in currencies other than the United States dollar are translated into United States dollars for financial reporting purposes based on the average exchange rate for the period. Net sales from outside the United States represented 21.5% and 22.5% of total net sales for the three months ended March 31, 2001 and 2000, respectively. Historically, foreign currency transaction gains (losses) have not had a material effect on Lennox's overall operations.

     The Company from time to time enters into foreign exchange contracts to hedge receivables or payables denominated in foreign currencies. These contracts do not subject the Company to risk from exchange rate movements because the gains or losses on the contracts offset losses or gains, respectively, on the items being hedged. As of March 31, 2001, the Company had obligations to deliver $24.0 million of various currencies over the next 12 months and to take possession of $8.0 million of various currencies over the next nine months. The fair value of the various contracts was a liability of $4.2 million as of March 31, 2001.

     The Company enters into commodity futures contracts to stabilize prices to be paid for raw materials and parts containing high copper and aluminum content. These contracts are for quantities equal to, or less than, quantities expected to be consumed in future production. As of March 31, 2001, the Company was committed for 32.0 million pounds of aluminum and 42.5 million pounds of copper under such arrangements. The fair value of these commodity contracts was a net liability of $3.5 million as of March 31, 2001.

     The Company has contracts with various suppliers to purchase raw materials with high aluminum content at fixed prices over the next 12 months, thereby stabilizing costs for these products. As of March 31, 2001, 10.2 million pounds of such aluminum content was so committed. The fair value of this commitment was insignificant at March 31, 2001.

                          PART II -- OTHER INFORMATION

ITEM 4.  EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBIT
NUMBER                             DESCRIPTION
------                             -----------

*3.1 -- Restated Certificate of Incorporation of Lennox (Incorporated herein by reference to Exhibit 3.1 to Lennox's Registration Statement on Form S-1 (Registration No. 333-75725)).

*3.2 -- Amended and Restated Bylaws of Lennox (Incorporated herein by reference to Exhibit 3.2 to Lennox's Registration Statement on Form S-1 (Registration No. 333-75725)).

*4.1 -- Specimen Stock Certificate for the Common Stock, par value $.01 per share, of Lennox (Incorporated herein by reference to Exhibit 4.1 to Lennox's Registration Statement on Form S-1 (Registration No. 333-75725)).

10.1 -- Amended and Restated Receivables Purchase Agreement, dated as of March 23, 2001, among LPAC Corp., Lennox Industries Inc., Blue Ridge Asset Funding Corporation and Wachovia Bank, N.A. (filed herewith).

----------
  *  Incorporated herein by reference as indicated.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   LENNOX INTERNATIONAL INC.

Date: May 11, 2001                                  /s/ Richard A. Smith
                                                    --------------------
                                                   Principal Financial Officer
                                                   and Duly Authorized Signatory