Form 10-Q
period 2001-06-30
LENNOX INTERNATIONAL INC
filed 2001-08-14
CIK 1069202

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
PERIOD ENDED JUNE 30, 2001

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission file number 001-15149

Lennox International Inc.

Incorporated pursuant to the Laws of the State of DELAWARE

Internal Revenue Service Employer
Identification No. 42-0991521

2140 Lake Park Blvd., Richardson, Texas     75080
(972) 497-5000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES /X/    NO / /

    As of August 1, 2001, the number of shares outstanding of the registrant's common stock, par value $.01 per share, was 56,159,122.

LENNOX INTERNATIONAL INC.
INDEX

                                                                         Page No
Part I.  Financial Information

     Item 1.  Financial Statements

        Consolidated Balance Sheets - June 30, 2001 (Unaudited)
        and December 31, 2000 ...........................................      3

        Consolidated Statements of Income (Unaudited) - Three Months
        and Six Months Ended June 30, 2001 and 2000 ....................,      4

        Consolidated Statements of Cash Flows (Unaudited) - Six Months
        Ended June 30, 2001 and 2000 ....................................      5

        Notes to Consolidated Financial Statements,(Unaudited) ..........      6

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations........................     10

     Item 3.  Quantitative and Qualitative Disclosures About Market
              Risk ......................................................     16

Part II.  Other Information

     Item 4.  Submission of Matters to a Vote of Security Holders .......     17

     Item 6.  Exhibits and Reports on Form 8-K ..........................     17

ii

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
As of June 30, 2001 and December 31, 2000
(In thousands, except share data)

ASSETS

                                                         June 30,   December 31,
                                                           2001         2000
                                                           ----         ----
                                                       (Unaudited)
CURRENT ASSETS:
 Cash and cash equivalents ......................... $   24,325    $     40,633
 Accounts and notes receivable, net ................     391,429        399,136
 Inventories .......................................     356,291        359,531
 Deferred income taxes .............................      48,313         47,063
 Other assets ......................................      57,935         54,847
                                                     -----------   ------------
        Total current assets .......................     878,293        901,210
PROPERTY, PLANT AND EQUIPMENT, net .................     319,889        354,172
GOODWILL, net ......................................     740,136        739,468
OTHER ASSETS .......................................      56,794         60,181
                                                     -----------   ------------
        TOTAL ASSETS ............................... $ 1,995,112   $  2,055,031
                                                     ===========   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Short-term debt ................................... $    36,802   $     31,467
 Current maturities of long-term debt ..............      38,338         31,450
 Accounts payable ..................................     274,712        260,208
 Accrued expenses ..................................     296,114        242,347
 Income taxes payable ..............................      12,692         24,448
                                                     -----------   ------------
        Total current liabilities ..................     658,658        589,920
LONG-TERM DEBT .....................................     538,825        627,550
DEFERRED INCOME TAXES ..............................       1,046            941
POSTRETIREMENT BENEFITS, OTHER THAN PENSIONS .......      14,281         14,284
OTHER LIABILITIES ..................................      80,777         77,221
                                                     -----------   ------------
        Total liabilities ..........................   1,293,587      1,309,916
MINORITY INTEREST ..................................       1,947          2,058
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
 Preferred stock, $.01 par value, 25,000,000 shares
     authorized, no shares issued or outstanding....          --             --
 Common stock, $.01 par value, 200,000,000 shares
      authorized, 60,537,260 shares and 60,368,599
      shares issued for 2001 and 2000, respectively.         605            604
 Additional paid-in capital ........................     372,706        372,690
 Retained earnings .................................     419,450        447,377
 Accumulated other comprehensive loss ..............     (57,390)       (37,074)
 Deferred compensation .............................      (5,371)        (6,457)
 Treasury stock, at cost, 2,980,846 and 3,332,784
     shares for 2001 and 2000, respectively ........     (30,422)       (34,083)
                                                     -----------   ------------
        Total stockholders' equity .................     699,578        743,057
                                                     -----------   ------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . $ 1,995,112     $2,055,031
                                                     ===========   ============

     The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
For the Three Months and Six Months Ended June 30, 2001 and 2000
(Unaudited, in thousands, except per share data)

                                                      For the                     For the
                                                  Three Months Ended           Six Months Ended
                                                        JUNE 30,                    JUNE 30,
                                               -----------------------    -------------------------
                                                   2001         2000         2001          2000
                                                   ----         ----         ----          ----

NET SALES ..................................   $ 848,346     $ 894,200    $1,564,312    $1,610,524
COST OF GOODS SOLD .........................      83,208       595,868     1,085,589     1,083,429
                                               ---------     ---------    ----------    ----------
 Gross profit ..............................     265,138       298,332       478,723       527,095
OPERATING EXPENSES:
 Selling, general and administrative expense     221,778       228,608       439,334       433,888
 Retail restructuring ......................      38,000            --        38,000            --
                                               ---------     ---------    ----------    ----------
   Income from operations ..................       5,360        69,724         1,389        93,207
INTEREST EXPENSE, net ......................      11,501        15,242        24,278        27,992
OTHER ......................................        (285)          517           378           746
MINORITY INTEREST ..........................          26            31           133          (515)
                                               ---------     ---------    ----------    ----------
   (Loss) income before income taxes .......      (5,882)       53,934       (23,400)       64,984
PROVISION (BENEFIT) FOR INCOME TAXES .......       1,129        21,657        (6,141)       26,967
                                               ---------     ---------    ----------    ----------
   Net (loss) income .......................   $  (7,011)    $  32,277    $  (17,259)   $   38,017
                                               =========     =========    ==========    ==========

REPORTED (LOSS) EARNINGS PER SHARE:
 Basic .....................................   $   (0.12)    $    0.56    $    (0.31)   $     0.68
 Diluted ...................................   $   (0.12)    $    0.56    $    (0.31)   $     0.68

        The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2001 and 2000
(Unaudited, in thousands)

                                                                             For the
                                                                        Six Months Ended
                                                                             JUNE 30,
                                                                      --------------------
                                                                        2001        2000
                                                                        ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net (loss) income ................................................    $ (17,259)   $ 38,017
 Adjustments to reconcile net (loss) income to net cash provided by operating activities -
   Minority interest ..............................................          133        (515)
   Joint venture (income) losses ..................................         (130)        605
   Depreciation and amortization ..................................       42,539      42,345
   Non-cash restructuring charge ..................................       36,409          --
   (Gain) loss on disposal of equipment ...........................         (415)      1,797
   Other ..........................................................        1,820         206
 Changes in assets and liabilities, net of effects of acquisitions
   Accounts and notes receivable ..................................       (2,350)      2,147
   Inventories ....................................................       (4,106)    (25,304)
   Other current assets ...........................................       (3,647)     (6,309)
   Accounts payable ...............................................       14,237      41,020
   Accrued expenses ...............................................       23,248      (9,874)
   Deferred income taxes ..........................................           58      (2,039)
   Income taxes payable and receivable ............................      (13,043)     25,868
   Long-term warranty, deferred income and other liabilities ......         (323)      6,839
                                                                       ---------    --------
     Net cash provided by operating activities ....................       77,171     114,803

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from the disposal of property, plant and equipment ......        5,954         497
 Purchases of property, plant and equipment .......................       (8,592)    (33,149)
 Acquisitions, net of cash acquired ...............................       (4,224)   (206,824)
                                                                       ---------    --------
     Net cash used in investing activities ........................      (6,862)    (239,476)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from revolving short-term debt ..........................        6,732      11,065
  (Repayments of) proceeds from revolving long-term debt ..........      (77,855)    124,000
 Proceeds from new long-term debt .................................           --      35,000
 Repayment of long-term debt ......................................           --     (15,540)
 Proceeds from issuance of common stock ...........................        1,158          73
 Repurchases of common stock ......................................         (214)        (97)
 Cash dividends paid ..............................................      (15,942)    (10,910)
                                                                       ---------    --------
     Net cash (used in) provided by financing activities ..........      (86,121)    143,591

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ..................      (15,812)     18,918
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS .............         (496)       (769)
                                                                       ---------    --------
CASH AND CASH EQUIVALENTS, beginning of period ....................       40,633      29,174
                                                                       ---------    --------
CASH AND CASH EQUIVALENTS, end of period ..........................    $  24,325    $ 47,323
                                                                       =========    ========

Supplementary disclosures of cash flow information:
 Cash paid during the period for:
   Interest .......................................................   $   25,908    $ 27,530
                                                                      ==========    ========
   Income taxes ...................................................   $    4,650    $  8,249
                                                                      ==========    ========

The accompanying notes are an integral part of these consolidated financial statements

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.   Basis of Presentation and Other Accounting Information:

     The accompanying unaudited consolidated balance sheet as of June 30, 2001, and the consolidated statements of income for the three months and six months ended June 30, 2001 and 2000 and the consolidated statements of cash flows for the six months ended June 30, 2001 and 2000 should be read in conjunction with Lennox International Inc.'s (the “Company”) consolidated financial statements and the accompanying footnotes as of December 31, 2000 and 1999 and for each of the three years in the period ended December 31, 2000. In the opinion of management, the accompanying consolidated financial statements contain all material adjustments, consisting principally of normal recurring adjustments, necessary for a fair presentation of the Company's financial position, results of operations, and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to applicable rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. The operating results for the interim periods are not necessarily indicative of the results to be expected for a full year.

    The Company's fiscal year ends on December 31 of each year, and the Company's quarters are each comprised of 13 weeks. For convenience, throughout these financial statements, the 13 weeks comprising each three month period are denoted by the last day of the respective calendar quarter.

2.    Reportable Business Segments:

     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, the Company discloses business segment data for its reportable business segments, which have been determined using the “management approach.” The management approach is based on the way segments are organized within the Company for making operating decisions and assessing performance. The Company’s business operations are organized within five reportable business segments as follows (in thousands):

                                       For the                        For the
                                   Three Months Ended             Six Months Ended
                                       June 30,                        June 30,
                              --------------------------    --------------------------
 Net Sales                       2001            2000          2001           2000
 ---------                       ----            ----          ----           ----

North American residential.   $   335,779    $   353,890    $   617,804    $   645,670
North American retail......       270,293        288,938        492,717        483,466
Commercial air conditioning       128,942        122,938        222,320        218,022
Commercial refrigeration ..        84,834         93,508        169,923        185,180
Heat transfer¹ ............        57,048         64,334        115,323        129,781
Eliminations ..............       (28,550)       (29,408)       (53,775)       (51,595)
                              -----------    -----------    -----------    -----------
                              $   848,346    $   894,200    $ 1,564,312    $ 1,610,524
                              ===========    ===========    ===========    ===========

¹The Heat Transfer segment had intersegment sales of $8,486 and $7,285 for the three months ended June 30, 2001 and 2000, respectively, and $15,522 and
$12,398 for the six months ended June 30, 2001 and 2000, respectively.

                                        For the                       For the
                                   Three Months Ended             Six Months Ended
                                       June 30,                        June 30,
                              --------------------------    --------------------------
Income (Loss) From Operations     2001            2000          2001           2000
-----------------------------     ----            ----          ----           ----

North American residential.   $    32,442    $    42,203    $    44,748    $    62,968
North American retail².....       (33,788)        19,234        (43,761)        24,660
Commercial air conditioning         8,622          4,733          6,805          1,680
Commercial refrigeration ..         7,564          8,445         13,785         15,495
Heat transfer .............         2,025          4,333          3,813          9,267
Corporate and other .......       (11,505)        (8,035)       (22,508)       (17,940)
Eliminations ..............             0         (1,189)        (1,493)        (2,923)
                              -----------    -----------    -----------    -----------
                              $     5,360    $    69,724    $     1,389    $    93,207
                              ===========    ===========    ===========    ===========

²Includes the retail restructuring charge of $38 million recorded in the second quarter.

                                              As of June 30,  As of December 31,
Total Assets                                       2001             2000
------------                                       ----             ----
North American residential................     $   530,174    $   529,492
North American retail ....................         786,270        800,719
Commercial air conditioning ..............         198,804        215,656
Commercial refrigeration .................         226,624        239,783
Heat transfer ............................         153,011        149,813
Corporate and other ......................         125,437        144,547
Eliminations .............................         (25,208)       (24,979)
                                               -----------    -----------
                                               $ 1,995,112    $ 2,055,031
                                               ===========    ===========

3.   Inventories:
     Components of inventories are as follows (in thousands):

                                              As of June 30,  As of December 31,
                                                   2001             2000
                                                   ----             ----
Finished goods ...........................     $   224,819    $   216,547
Repair parts .............................          43,013         35,024
Work in process ..........................          20,577         23,606
Raw materials ............................         116,894        132,298
                                               -----------    -----------
                                                   405,303        407,475
Reduction for last-in, first-out .........          49,012         47,944
                                               -----------    -----------
                                               $   356,291    $   359,531
                                               ===========    ===========

4.    Shipping and Handling:

     Shipping and handling costs are included as part of selling, general and administrative expense in the accompanying Consolidated Statements of Income in the following amounts (in thousands):

                        For the                   For the
                  Three Months Ended         Six Months Ended
                      June 30,                   June 30,
                 -------------------         ----------------
                   2001         2000          2001       2000
                   ----         ----          ----       ----
                 $33,193      $31,421       $64,148    $61,543

5.   Lines of Credit and Financing Arrangements:

     The Company has bank lines of credit aggregating $527 million, of which $334 million was outstanding at June 30, 2001, with the remaining $193 million available for future borrowing, subject to covenant limitations. Included in the available lines of credit are a $300 million domestic facility and a $137.5 million domestic facility, both of which were amended as of June 30, 2001 to contain amended financial covenants. Borrowings under the amended facilities bear interest, at the Company's option, at rates equal to either (a) the greater of the bank's prime rate of interest or the federal fund's rate plus 0.5% or (b) the London Interbank Offered Rate plus a margin of 0.5% to 2.25%, depending upon the ratio of indebtedness to EBITDA. The Company pays a commitment fee equal to 0.15% to 0.5% of the unused commitment, depending upon the ratio of total funded debt to EBITDA. The amended agreements provide restrictions on the Company's ability to incur additional indebtedness, encumber its assets, sell its assets, pay dividends or invest in its foreign subsidiaries. Additionally, the Company has pledged the capital stock of each of its major domestic subsidiaries.

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

                                                            For the                   For the
                                                        Three Months Ended         Six Months Ended
                                                            June 30,                  June 30,
                                                     ---------------------      --------------------
                                                       2001          2000         2001        2000
                                                       ----          ----         ----        ----

Net (loss) income ................................   $ (7,011)   $ 32,277       $(17,259)   $ 38,017
                                                     ========    ========       ========    ========

Weighted average shares outstanding ..............     56,152      57,433         55,965      55,948
Effect of diluted securities attributable to stock
  options and performance share awards ...........         --         380             --         341
                                                     --------    --------       --------    --------
Weighted average shares outstanding, as adjusted .     56,152      57,813         55,965      56,289
                                                     ========    ========       ========    ========
Diluted (loss) earnings per share ................   $  (0.12)   $   0.56       $  (0.31)   $   0.68
                                                     ========    ========       ========    ========

7.   Derivatives:

     Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). SFAS No. 133 requires that all derivative financial instruments be recognized as either assets or liabilities in the balance sheet and carried at fair value. Changes in fair value of these instruments are to be recognized periodically in earnings or stockholders’ equity depending on the intended use of the instrument. Gains or losses on derivatives designated as fair value hedges are recognized in earnings in the period of change. Gains or losses on derivatives designated as cash flow hedges are initially reported as a component of other comprehensive income and later classified into earnings in the period in which the hedged item also affects earnings. The Company hedges its exposure to the fluctuation on the prices paid for copper and aluminum metals by purchasing futures contracts on these metals. Gains or losses recognized on the closing of these contracts negate the losses or gains realized through physical deliveries of these metals. Quantities covered by these commodity futures contracts are for less than actual quantities expected to be purchased. As of June 30, 2001, the Company had metals futures contracts maturing at various dates to December 31, 2002 with a fair value as an asset of $0.3 million and as a liability of $5.0 million. These are hedges of forecasted transactions, and under SFAS No. 133, such contracts are to be considered cash flow hedges. Accordingly, the Company recorded an after-tax charge to other comprehensive income (loss), a direct component of owner’s equity, of $2.8 million. The charge to other comprehensive (loss) income will be reclassified into earnings when the related inventory is sold, generally within three to six months.

      The Company also hedges its exposure to fluctuations in foreign currency exchange rates incurred by its Australian subsidiary. This subsidiary manufactures sophisticated machine tools, which generally require long manufacturing and installation times and which generally are sold at prices denominated in the local currency of the purchasing entity. This exposure to the fluctuations in foreign currency exchange rates is hedged through the sale of futures contracts for the various currencies. Since the customers are not invoiced and payments are not received until the equipment has been installed and operating satisfactorily, the currency futures contracts are deemed to be cash flow hedges and as such are recorded at fair value with an offset to other comprehensive income (loss) until realized. Gains or losses on the currency futures are transferred from other comprehensive income to the income statement when the related equipment is sold, generally within three to six months. As of June 30, 2001, the Company had currency futures contracts maturing at various dates through March 31, 2002, for which the fair value was a liability of $2.2 million. Accordingly, $1.5 million, net of applicable income tax, has been charged to other comprehensive income (loss).

8.    Comprehensive Income (Loss):

      Comprehensive income (loss) is computed as follows (in thousands):

                                                            For the                   For the
                                                        Three Months Ended         Six Months Ended
                                                            June 30,                  June 30,
                                                       -------------------    ---------------------
                                                       2001          2000      2001       2000
                                                       ----          ----      ----       ----

Net (loss) income ................................   $ (7,011)   $ 32,277   $(17,259)   $ 38,017
Foreign currency
  translation adjustments ........................      7,569      (7,522)   (15,989)    (16,481)
Derivatives ......................................        700          --     (4,327)         --
                                                     --------    --------   --------    --------
Total comprehensive income (loss) ................   $  1,258    $ 24,755   $(37,575)   $ 21,536
                                                     ========    ========   ========    ========

9.   Contingent Consideration:

     In June 1999, the Company purchased the James N. Kirby Pty. Ltd. Company (Kirby), an Australian based manufacturer of refrigeration, heat transfer and machine tool equipment using cash, seller financing and shares of the Company’s common stock as consideration. Under terms of the purchase agreements, if the Company’s common stock did not openly trade at a certain minimum price prior to June 6, 2001, the Company would be obligated to pay the difference between $29.09 per share and the average trading price for the last five trading days prior to June 6, 2001. As the stock did not trade at the minimum agreed price, the Company and the former Kirby owners determined and agreed that $11.3 million was owed as of June 30, 2001 under the terms of the agreement. Accordingly, the Company has recorded a current liability, which was paid in the third quarter and a corresponding increase in goodwill for this amount. The goodwill will be amortized to operations over 40 years, subject to accounting changes as detailed in Footnote 11 below.

     During the first six months of 2001, the Company paid $4.2 million in cash to settle contingent consideration provisions on retail service centers originally purchased in prior years. This $4.2 million has been charged to goodwill and will be amortized to operations over 40 years, subject to accounting changes as detailed in Footnote 11 below.

10.   Retail Restructuring Program:

     In the second quarter of 2001, the Company recorded a restructuring charge of $38.0 million ($25.6 million, net of tax) which covered selling, closing or merging 38 company-owned dealer service centers. These centers were either under-performing financially, located in geographical areas requiring disproportionate management effort or focused on non-HVAC activities. This program is designed to enhance shareholder value and improve both operating efficiency and the Company’s competitive position in its market. This charge was comprised of $4.8 million severance cost representing the termination of 500 employees, $15.0 million loss on sale of assets, $6.1 million goodwill write-off, $3.3 million contract exit cost, $4.7 million lease termination cost, and $4.1 million of other cost. Considering the cash realized from the sale of centers, the net cash outflow is expected to be $7.0 million. Actual cash spent through June 30, 2001 amounted to $1.6 million, including $1.3 million for severance pay.

     The 38 service centers included in this program recorded losses of $6.0 million in the first half of 2001. The net book value of the centers to be sold was $31.1 million. The estimated proceeds from the sale of these centers was approximately $10.0 million. No cash was received from the sale of centers in the second quarter of 2001 as most agreements were finalized in July 2001. The program is expected to be completed by December 2001.

11.   Recent Accounting Pronouncements:

     Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142”) becomes effective for the Company on January 1, 2002. SFAS No. 142 requires that goodwill and other intangible assets with an indefinite useful life no longer be amortized as expenses of operations, but rather carried on the balance sheet as permanent assets. These intangible assets are to be subject to at least annual assessments for impairment by applying a fair-value-based test. Amortization of goodwill and other indefinite-lived intangible assets amounted to $8.8 million ($ 7.6 million on an after-tax basis) for the first six months of 2001 and is projected to amount to $17.8 million ($15.3 million on an after-tax basis) for the full year of 2001. These expense amounts, under SFAS 142, will not be recorded in years after 2001. The Company is developing plans to determine fair values of its operations in which goodwill and other indefinite-lived intangibles have been recorded and will complete its assessment by June 30, 2002.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     The Company participates in five reportable business segments of the heating, ventilation, air conditioning and refrigeration (“HVACR”) industry. The first segment is the North American residential market, in which Lennox manufactures and markets a full line of heating, air conditioning and hearth products for the residential replacement and new construction markets in the United States and Canada. The second segment is the North American retail market which includes sales and installation of, and maintenance and repair services for, HVACR equipment by Lennox-owned service centers in the United States and Canada. The third segment is the global commercial air conditioning market, in which Lennox manufactures and sells rooftop products and applied systems for commercial applications. The fourth segment is the global commercial refrigeration market, which consists of unit coolers, condensing units and other commercial refrigeration products. The fifth segment is the heat transfer market, in which Lennox designs, manufactures and sells evaporator and condenser coils, copper tubing and related manufacturing equipment to original equipment manufacturers and other specialty purchasers on a global basis.

     Lennox sells its products to numerous types of customers, including distributors, installing dealers, property owners, national accounts and original equipment manufacturers. The demand for Lennox's products is influenced by national and regional economic and demographic factors, such as interest rates, the availability of financing, regional population and employment trends and general economic conditions, especially consumer confidence. In addition to economic cycles, demand for Lennox’s products is seasonal and dependent on the weather. Hotter than normal summers generate strong demand for replacement air conditioning and refrigeration products and colder than normal winters have the same effect on heating products. Conversely, cooler than normal summers and warmer than normal winters depress sales of HVACR products.

     The principal components of cost of goods sold are labor, raw materials, component costs, factory overhead and estimated costs of warranty expense. The principal raw materials used in Lennox’s manufacturing processes are copper, aluminum and steel. In instances where Lennox is unable to pass on to its customers increases in the costs of copper and aluminum, Lennox enters into forward contracts for the purchase of those materials. Lennox attempts to minimize the risk of price fluctuations in key components by entering into contracts, typically at the beginning of the year, which generally provide for fixed prices for its needs throughout the year. These hedging strategies enable Lennox to establish product prices for the entire model year while minimizing the impact of price increases of components and raw materials on its margins. Warranty expense is estimated based on historical trends and other factors.

     On January 21, 2000, Lennox acquired Service Experts, Inc., an HVAC company comprised of retail businesses across the United States, for approximately $307 million, including 12.2 million shares of Lennox common stock and the assumption of $175 million of debt. The acquisition added an additional 120 service centers to the U.S. retail network. As these centers have been integrated into the retail operation with the 104 centers acquired by Lennox since September 1, 1998, operating performance has not reached expected levels.

    In the second quarter of 2001, the Company recorded a restructuring charge of $38.0 million ($25.6 million, net of tax) which covered selling, closing or merging 38 company-owned dealer service centers. This program is designed to enhance shareholder value and improve both operating efficiency and the Company’s competitive position in its market. This charge was comprised of $4.8 million severance cost, $15.0 million loss on sale of assets, $6.1 million goodwill write-off, $3.3 million contract exit cost, $4.7 million lease termination cost, and $4.1 million of other cost. Considering the cash realized from the sale of centers, the net cash outflow is expected to be $7.0 million. Actual cash spent through June 30, 2001 amounted to $1.6 million with the balance expected to be spent by year-end 2001. After this restructuring plan, the company will have approximately 200 service centers.

      Lennox’s fiscal year ends on December 31 of each year, and its fiscal quarters are each comprised of 13 weeks. For convenience, throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the 13 week periods comprising each fiscal quarter are denoted by the last day of the calendar quarter.

Results of Operations

     The following table sets forth, as a percentage of net sales, income data for the three months and six months ended June 30, 2001 and 2000:

                                                            For the               For the
                                                       Three Months Ended    Six Months Ended
                                                            June 30,              June 30,
                                                       ------------------    ----------------
                                                       2001        2000      2001       2000
                                                       ----        ----      ----       ----

Net sales ........................................    100.0%      100.0%     100.0%     100.0%
Cost of goods sold ...............................     68.7        66.6       69.4       67.3
                                                      -----       -----      -----      -----
     Gross profit.................................     31.3        33.4       30.6       32.7
Selling, general and administrative expenses .....     26.2        25.6       28.1       26.9
Retail restructuring .............................      4.5          --        2.4         --
                                                      -----       -----      -----      -----
     Income from operations ......................      0.6         7.8        0.1        5.8
Interest expense, net ............................      1.4         1.7        1.6        1.7
Other ............................................     (0.1)        0.1         --        0.1
                                                      -----       -----      -----      -----
     Income (loss) before income taxes............     (0.7)        6.0       (1.5)       4.0
Provision for income taxes .......................      0.1         2.4       (0.4)       1.6
                                                      -----       -----      -----      -----
     Net (loss)income.............................     (0.8)%       3.6%      (1.1)%      2.4%
                                                      =====       =====      =====       ====

    The following table sets forth net sales by business segment and geographic market (dollars in millions):

                                      Three Months Ended June 30,              Six Months Ended June 30,
                                         2001                 2000                2001                 2000
                                 ----------------   ------------------      --------------       -----------------
                                 Amount        %      Amount       %         Amount      %       Amount        %
                                 ------        -      ------       -         ------      -       ------        -
Business Segment:
North American residential..   $ 335.8       39.6%   $ 353.9     39.6%    $  617.8     39.5%    $  645.7     40.1%
North American retail ......     270.3       31.9      289.0     32.3        492.7     31.5        483.4     30.0
Commercial air conditioning      128.9       15.2      122.9     13.7        222.3     14.2        218.0     13.5
Commercial refrigeration ...      84.8       10.0       93.5     10.5        169.9     10.9        185.2     11.5
Heat transfer ..............      57.0        6.7       64.3      7.2        115.3      7.4        129.8      8.1
Eliminations ...............     (28.5)      (3.4)     (29.4)    (3.3)       (53.7)    (3.5)       (51.6)    (3.2)
                                 -----     ------      -----    -----      -------    -----      -------     ----
  Total net sales...........   $ 848.3      100.0%   $ 894.2    100.0%    $1,564.3    100.0%    $1,610.5    100.0%
                                 =====      =====      =====    =====      =======    =====      =======    =====

Geographic Market:
U.S.........................   $ 680.6      80.2%    $ 712.6     79.7%    $1,243.0     79.5%    $1,267.5     78.7%
International ..............     167.7      19.8       181.6     20.3        321.3     20.5        343.0     21.3
                                 -----    ------       -----    -----      -------     ----      -------     ----
 Total net sales............   $ 848.3     100.0%    $ 894.2    100.0%    $1,564.3    100.0%    $1,610.5    100.0%
                                 =====     =====       =====    =====      =======    =====      =======    =====

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

   Net Sales.    Net sales decreased $45.9 million, or 5.1%, to $848.3 million for the three months ended June 30, 2001 from $894.2 million for the three months ended June 30, 2000. Foreign currency translation is responsible for slightly over 25% of the sales decrease. Sales decreased as a result of the slowing United States economy softening demand in many of the Company’s end markets. Cooler than expected early summer weather also negatively impacted residential air conditioning sales.

    Net sales in the North American residential segment were $335.8 million for the three months ended June 30, 2001, a decrease of $18.1 million, or 5.1%, from $353.9 million for the three months ended June 30, 2000. Factory shipments of unitary air conditioners and heat pumps declined 7% industry wide through May 2001, according to ARI (Air Conditioning and Refrigeration Institute). Three factors have contributed to the decline in factory shipments:

1. A 10% decline in distributor inventories compared to prior year

2. Unfavorable weather in the early part of the cooling season

3. Consumers repairing equipment rather than replacing it due to economic uncertainty.

    Net sales in the North American retail segment were $270.3 million for the three months ended June 30, 2001, a decrease of $18.7 million, or 6.5%, from $289.0 million for the three months ended June 30, 2000. The weather and economic issues discussed previously were the primary drivers of the decrease in sales in the retail segment. The effect of the retail restructuring program also contributed to the second quarter sales decline.

    Net sales in the commercial air conditioning segment increased $6.0 million, or 4.9% to $128.9 million for the three months ended June 30, 2001 compared to the three months ended June 30, 2000. The sales increase was 7.2% after adjusting for the impact of currency exchange. Commercial sales growth in North America was driven by strong performance from national accounts and commercial sales districts. Europe achieved double digit sales growth after adjusting for currency. The benefits of increased distribution, decreased product costs and improved customer service through a unified European marketing strategy are being realized.

    Commercial refrigeration segment net sales decreased $8.7 million, or 9.3%, to $84.8 million for the three months ended June 30, 2001. Over half of the sales decrease is a result of currency exchange. In addition, company officials believe the North American served market has declined by approximately 15% this year. Market share gains are believed to have been made, however, through targeted account efforts and customer service levels provided. Meaningful comparisons of international refrigeration sales from the second quarter of 2000 are hampered by the introduction of a goods and services tax in Australia on July 1, 2000 which shifted sales into the second quarter of 2000 to avoid the new tax.

    Net sales in the heat transfer segment decreased $7.3 million, or 11.3%, to $57.0 million for the three months ended June 30, 2001 compared to the three months ended June 30, 2000. Adjusted for foreign exchange, sales were down 8.4% compared to the same quarter of last year. The economic downturn has significantly affected heat transfer sales to OEM customers. Demand has fallen off significantly in the recreational vehicle, telecommunications and transport refrigeration segments.

    Gross Profit.  Gross profit was $265.1 million for the three months ended June 30, 2001 compared to $298.3 million for the three months ended June 30, 2000, a decrease of $33.2 million. Gross profit margin was 31.3% for the three months ended June 30, 2001 and 33.4% for the three months ended June 30, 2000. The decrease in gross profit margin is primarily a result of margin decline in the retail segment. Reasons for the retail segment margin decline include under-utilization of labor due to the cooler than normal weather in the early part of the cooling season and a shift in sales mix to lower margin commercial and new construction business. North American residential segment margins were impacted by a shift in sales mix to lower margin parts sales, as consumers were tending to repair rather than replace equipment as a result of current economic uncertainty.

     Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $221.8 million for the three months ended June 30, 2001, a decrease of $6.8 million, or 3.0%, from $228.6 million for the three months ended June 30, 2000. Selling, general and administrative expenses represented 26.2% and 25.6% of total revenues for the three months ended June 30 2001 and 2000, respectively. Cost reduction programs and expense control in all segments contributed to the decline in selling, general and administrative expense.

     Interest Expense, Net.  Interest expense, net, for the three months ended June 30, 2001 decreased $3.7 million, or 24.3%, from $15.2 million for the three months ended June 30, 2000. The decreased interest expense resulted from lower interest rates in the second quarter of 2001 and from a full quarter of the accounts receivable securitization program benefits in 2001. The accounts receivable securitization program was implemented in June 2000.

      Other.  Other expense (income) was $(0.3) million for the three months ended June 30, 2001 and $0.5 million for the three months ended June 30, 2000. Other expense is primarily comprised of currency exchange gains or losses, which relate principally to the Company’s operations in Canada, Australia and Europe.

     Provision for Income Taxes.    The provision for income taxes was $1.1 million for the three months ended June 30, 2001 and $21.7 million for the three months ended June 30, 2000. Excluding the tax benefit of $12.4 million provided in the second quarter of 2001 as a result of the restructuring charge, the effective tax rates were 41.5% and 40.2% for the three months ended June 30, 2001 and 2000, respectively. These tax rates differ from the statutory federal rate of 35.0% principally due to state and local taxes, non-deductible goodwill expenses and foreign operating losses for which no tax benefits have been recognized.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

    Net Sales.   Net sales decreased $46.2 million, or 2.9%, to $1,564.3 million for the six months ended June 30, 2001 from $1,610.5 million for the six months ended June 30, 2000. Foreign currency translation is responsible for nearly 60% of the sales decrease. The balance of the decrease in sales is a result of the slowing United States economy softening demand in many of the Company’s end markets, and cooler than expected early summer weather negatively impacting residential air conditioning sales.

     Net sales in the North American residential segment were $617.8 million for the six months ended June 30, 2001, a decrease of $27.9 million, or 4.3%, from $645.7 million for the six months ended June 30, 2000. Factory shipments of unitary air conditioners and heat pumps declined 7% industry wide through May 2001, according to ARI. Three factors have contributed to the decline in factory shipments:

1. A 10% decline in distributor inventories compared to prior year

2. Unfavorable weather in the early part of the cooling season

3. Consumers repairing equipment rather than replacing it due to economic uncertainty.

    Net sales in the North American retail segment were $492.7 million for the six months ended June 30, 2001, an increase of $9.3 million, or 1.9%, from $483.4 million for the six months ended June 30, 2000. Sales in the North American retail segment were also impacted by the weather and economic issues previously mentioned in the North American residential segment.

    Net sales in the commercial air conditioning segment increased $4.3 million, or 2.0%, to $222.3 million for the six months ended June 30, 2001 compared to the six months ended June 30, 2000. The sales increase was 4.4% after adjusting for the impact of currency exchange. Commercial sales growth in North American was driven by strong performance from national accounts and commercial sales districts. Europe achieved double digit sales growth after adjusting for currency. The benefits of increased distribution, decreased product costs and improved customer service through a unified European marketing strategy are being realized.

    Commercial refrigeration segment net sales decreased $15.3 million, or 8.3%, to $169.9 million for the six months ended June 30, 2001, compared to the six months ended June 30, 2000. Approximately 75% of the sales decrease is a result of currency exchange. In addition, company officials believe the North American served market has declined by approximately 15% this year. Market share gains are believed to have been made, however, through targeted account efforts and customer service levels provided.

    Net sales in the heat transfer segment decreased $14.5 million, or 11.1%, to $115.3 million for the six months ended June 30, 2001 compared to the six months ended June 30, 2000. After adjusting for the impact of foreign exchange, sales declined 8.1% compared to the same period last year. The economic downturn has significantly affected heat transfer sales to OEM customers. Demand has fallen off significantly in the recreational vehicle, telecommunications and transport refrigeration segments.

    Gross Profit.  Gross profit was $478.7 million for the six months ended June 30, 2001 compared to $527.1 million for the six months ended June 30, 2000, a decrease of $48.4 million. Gross profit margin was 30.6% for the six months ended June 30, 2001 and 32.7% for the six months ended June 30, 2000. The decrease in gross profit margin is primarily a result of margin decline in the retail segment. Reasons for the retail segment margin decline include under-utilization of labor due to cooler than normal weather in the early part of the cooling season and a shift in sales mix to lower margin commercial and new construction business. North American residential segment margins were impacted by a shift in sales mix to lower margin parts sales, as customers were tending to repair rather than replace equipment as a result of current economic uncertainty. Unfavorable factory overhead variations also occurred as a result of decreased production levels.

    Selling,General and Administrative Expenses.  Selling, general and administrative expenses were $439.3 million for the six months ended June 30, 2001, an increase of $5.4 million, or 1.2%, from $433.9 million for the six months ended June 30, 2000. Selling, general and administrative expenses represented 28.1% and 26.9% of total revenues for the six months ended June 30, 2001 and 2000, respectively. Nearly one month’s additional expense (approximately $11.0 million) was incurred in 2001 as a result of the acquisition of Service Experts, Inc., completed on January 21, 2000. Similarly, an additional $3.5 million in expense resulted from a full six months of the accounts receivable securitization program. This program was not implemented until June of 2000. Selling, general and administrative expense incurred for accounts receivable securitization is more than offset by reduced interest expense. Cost reduction programs were able to limit the selling, general and administrative expense growth which resulted from the acquisition of Service Experts, Inc. and the accounts receivable securitization program.

    Interest Expense, Net.  Interest expense, net, for the six months ended June 30, 2001 decreased $3.7 million, or 13.2%, from $28.0 million for the six months ended June 30, 2000. The decreased interest expense resulted from lower interests rates in the second quarter of 2001 and from a full six months of the accounts receivable securitization program implemented in June 2000.

    Other.  Other expense was $0.4 million for the six months ended June 30, 2001 and $0.7 million for the six months ended June 30, 2000. Other expense is primarily comprised of currency exchange gains or losses, which relate principally to the Company’s operations in Canada, Australia and Europe.

     Provision (Benefit) for Income Taxes.  The provision (benefit) for income taxes was $(6.1) million for the six months ended June 30, 2001 and $27.0 million for the six months ended June 30, 2000. Excluding the tax benefit of $12.4 million provided in the second quarter of 2001 as a result of the restructuring charge, the effective tax rate was 41.5% for both the six months ended June 30, 2001 and 2000. This tax rate differs from the statutory federal rate of 35.0% principally due to state and local taxes, non-deductible goodwill expenses, and foreign operating losses for which no tax benefits have been recognized.

Liquidity and Capital Resources

    Lennox’s working capital and capital expenditure requirements are generally met through internally generated funds and bank lines of credit.

    During the first six months of 2001, cash provided by operating activities was $77.2 million compared to $114.8 million for the comparable period in 2000. The 2001 amount includes $63 million received from the sale of accounts receivable while the 2000 amount includes $130 million. If the sale of the accounts receivable were excluded, cash from operating activities would have provided $14.2 million in 2001, and would have been a usage of $15.2 million in 2000. This increase relates primarily to working capital reductions. Net cash used in investing activities was $232 million less than during the comparable period in 2000 due to reduced capital expenditures and retail segment acquisitions. Cash (used in or) provided by financing activities for 2001 reflects debt reduction of $71.1 million.

    Capital expenditures in 2001 and 2000 were primarily for production equipment at the Orangeburg, South Carolina manufacturing plant and for IT systems upgrades.

    The Company has bank lines of credit aggregating $527 million, of which $334 million was outstanding at June 30, 2001, with the remaining $193 million available for future borrowing, subject to covenant limitations. Included in the available lines of credit are a $300 million domestic facility and a $137.5 million domestic facility, both of which were amended as of June 30, 2001 to contain amended financial covenants. Borrowings under the amended facilities bear interest, at the Company’s option, at rates equal to either (a) the greater of the bank's prime rate of interest or the federal fund's rate plus 0.5% or (b) the London Interbank Offered Rate plus a margin of 0.5% to 2.25%, depending upon the ratio of indebtedness to EBITDA. The Company pays a commitment fee equal to 0.15% to 0.5% of the unused commitment, depending upon the ratio of total funded debt to EBITDA. The amended agreements provide restrictions on the Company's ability to incur additional indebtedness, encumber its assets, sell its assets, pay dividends or invest in its foreign subsidiaries. Additionally, the Company has pledged the capital stock of each of its major domestic subsidiaries.

    In June 1999, the Company purchased the James N. Kirby Pty. Ltd. Company (Kirby), an Australian based manufacturer of refrigeration, heat transfer and machine tool equipment using cash, seller financing and shares of the Company's common stock as consideration. Under terms of the purchase agreements, if the Company's common stock did not openly trade at a certain minimum price prior to June 6, 2001, the Company would be obligated to pay the difference between $29.09 per share and the average trading price for the last five trading days prior to June 6, 2001. As the stock did not trade at the minimum agreed price, the Company and the former Kirby owners determined and agreed that $11.3 million was owed as of June 30, 2001 under the terms of the agreement. The liability was paid in cash on July 6, 2001.

    During the first six months of 2001, the Company paid $4.2 million in cash to settle contingent consideration provisions on retail service centers originally purchased in prior years.

     On April 24, 2001, Lennox announced it had completed a restructuring plan for its North American retail segment under which a number of service centers would be sold, closed or merged with other existing service centers. The net cash cost of this restructuring is estimated to be approximately $7.0 million, $1.6 million of which was paid in the second quarter of 2001with the remaining anticipated to be paid by year-end.

    Lennox believes that cash flow from operations, as well as available borrowings under its credit facilities, will be sufficient to fund operations for the foreseeable future.

Recent Accounting Pronouncements

     Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142”) becomes effective for the Company on January 1, 2002. SFAS No. 142 requires that goodwill and other intangible assets with an indefinite useful life no longer be amortized as expenses of operations, but rather carried on the balance sheet as permanent assets. These intangible assets are to be subject to at least annual assessments for impairment by applying a fair-value-based test. Amortization of goodwill and other indefinite-lived intangible assets amounted to $8.8 million ($7.6 million on an after-tax basis) for the first six months of 2001 and is projected to amount to $17.8 million ($15.3 million on an after-tax basis) for the full year of 2001. These expense amounts, under SFAS 142, will not be recorded in years after 2001. The Company is developing plans to determine fair values of its operations in which goodwill and other indefinite-lived intangibles have been recorded and will complete its assessment by June 30, 2002.

Forward Looking Information

    This Report contains forward-looking statements and information that are based on the beliefs of Lennox's management as well as assumptions made by and information currently available to management. All statements other than statements of historical fact included in this Report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements identified by the words “may,” “will,” “should,” “plan,” “predict,” “anticipate,” “believe,” “intend,” “estimate” and “expect” and similar expressions. Such statements reflect Lennox's current views with respect to future events, based on what it believes are reasonable assumptions; however, such statements are subject to certain risks, uncertainties and assumptions. These include, but are not limited to, warranty and product liability claims; ability to successfully complete and integrate acquisitions; ability to manage new lines of business; the consolidation trend in the HVACR industry; adverse reaction from customers to the Company's acquisitions or other activities; the impact of the weather on business; competition in the HVACR business; increases in the prices of components and raw materials; general economic conditions in the U.S. and abroad; labor relations problems; operating risks and environmental risks. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those in the forward-looking statements. Lennox disclaims any intention or obligation to update or review any forward-looking statements or information, whether as a result of new information, future events or otherwise.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

     Lennox’s results of operations can be affected by changes in exchange rates. Net sales and expenses in currencies other than the United States dollar are translated into United States dollars for financial reporting purposes based on the average exchange rate for the period. Net sales from outside the United States represented 20.5% and 21.3% of total net sales for the six months ended June 30, 2001 and 2000, respectively. Historically, foreign currency transaction gains (losses) have not had a material effect on Lennox’s overall operations.

     The Company from time to time enters into foreign exchange contracts to hedge receivables or payables denominated in foreign currencies. These contracts do not subject the Company to risk from exchange rate movements because the gains or losses on the contracts offset losses or gains, respectively, on the items being hedged. As of June 30, 2001, the Company had obligations to deliver $22.7 million of various currencies over the next nine months. The fair value of the various contracts was a liability of $2.2 million as of June 30, 2001.

     The Company enters into commodity futures contracts to stabilize prices to be paid for raw materials and parts containing high copper and aluminum content. These contracts are for quantities equal to, or less than, quantities expected to be consumed in future production. As of June 30, 2001, the Company was committed for 26.5 million pounds of aluminum and 41.7 million pounds of copper under such arrangements. The fair value of these commodity contracts was a net liability of $4.7 million as of June 30, 2001.

     The Company has contracts with various suppliers to purchase raw materials with high aluminum content at fixed prices over the next 18 months, thereby stabilizing costs for these products. As of June 30, 2001, 6.1 million pounds of such aluminum content was so committed. The fair value of this commitment was insignificant at June 30, 2001.

PART II -- OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

     The Company's 2001 Annual Meeting of stockholders (“Annual Meeting”) was held on April 27, 2001. At the Annual Meeting, the Company's stockholders elected five directors directors, Janet K. Cooper, C. L. (Jerry) Henry, Robert E. Schjerven, Terry D. Stinson and Richard L. Thompson, each with terms expiring at the Company’s Annual Meeting of Stockholders in 2004. Each of the five nominated directors was elected without contest. In addition, the shareholders approved the amendment to the Employee Stock Purchase Plan (the “Plan”) to increase the number of shares authorized for issuance under the Plan by 1,750,000 shares to an aggregate of 2,575,000 shares.

         (a) The following sets forth the results of voting at the Annual Meeting for election of directors.

                   Directors                     For                     Withheld*
               -----------------             ---------                   --------
         For the slate of 5             40,332,155                   427,729

         *With respect to the election of Directors, the form of proxy permitted stockholders to check boxes indicating votes either “For” or “Withhold Authority,” or to vote “Exceptions” and to name exceptions. Votes relating to directors designated above as “Withheld” includes votes cast as “Withhold Authority” and “Exceptions.”

         Following the Annual Meeting, David H. Anderson, Thomas W. Booth, James J. Byrne, John W. Norris, Jr. and John W. Norris, III, having terms expiring in 2002, and Linda G. Alvarado, Richard W. Booth, David V. Brown, John E. Major and William G. Roth, having terms expiring in 2003, continued in office.

         (b) The votes, for, against and abstaining in connection with the approval of the amendment to increase the number of shares authorized for issuance under the Plan were as follows:

              Directors                     For                     Withheld*
               -----------------             ---------                   --------
             38,300,591                 2,269,255                   190,038

Item 6.     Exhibits and Reports On Form 8-K

EXHIBIT
NUMBER                             DESCRIPTION

*3.1 -- Restated Certificate of Incorporation   of  Lennox  (Incorporated herein
        by reference to  Exhibit 3.1  to Lennox  Registration  Statement on Form
        S-1 (Registration No. 333-75725)).

*3.2 -- Amended and  Restated  Bylaws of Lennox (Incorporated  by  reference to
        Exhibit 3.2 to Lennox' Registration Statement on Form S-1 (Registration
        No. 333-75725)).

*4.1 -- Specimen  Stock  Certificate  for the Common  Stock, par value $.01  per share, of  Lennox  (Incorporated  by  reference  to  Exhibit  4.1 to the
        Company's   Registration   Statement   on  Form  S-1  (Registration  No.
        333-75725)).

10.1 -- Fourth Amendment to Revolving Credit Facility dated as  of June 29, 2001 among  the  Company,  each  of  the  lenders  listed  as a lender on the
        signature  pages   thereto,  The Chase Manhattan Bank, as administrative
        agent  for  the Lenders,  Wachovia Bank, N.A., as syndication agent, and the Bank of Nova Scotia, as documentation agent.

10.2 -- Second Amendment to 364 Day Revolving Credit Facility Agreement dated as of June 29, 2001 among the Company, each of the lenders listed as lender
        on   the   signatures  pages  thereto.   The  Chase  Manhattan  Bank, as
        administrative   agent   for   the  Lenders,  Wachovia  Bank,  N.A.,  as
        syndication agent, and The Bank of Nova Scotia, as documentation agent.

10.3 -- Letter  Amendment  entered  into  as June 29, 2001 among the Company and
        The  Prudential  Insurance  Company of  America,  U.S. Private Placement
        Fund,  Teachers  Insurance and  Annuity  Association  of America,  CIG &
        Co., United  of Omaha  Life Insurance Company, Mutual of Omaha Insurance
        Company, Companion  Life  Insurance Company, United World Life Insurance
        Company, First  Colony  Life Insurance Company, General Electric Capital
         Assurance Company, and GE Life and Annuity Assurance Company.

10.4 -- Letter  Amendment  No. 3  to Master Shelf  Agreement Dated As Of October
        15,  1999,  entered into  as  of June 29, 2001 among the Company and The
        Prudential Insurance Company of America and U.S. Placement Fund.

*Incorporated herein by reference as indicated.

Reports On Form 8K

(None)

         SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   LENNOX INTERNATIONAL INC.

Date: August 13, 2001                             /s/ Richard A. Smith
                                                   --------------------
                                                   Principal Financial Officer
                                                   and Duly Authorized Signatory