Form 10-Q/A
period 2001-06-30
LENNOX INTERNATIONAL INC
filed 2001-08-15
CIK 1069202

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q/A

AMENDMENT NO. 1 TO
QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2001

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

LENNOX INTERNATIONAL INC.
INDEX

List of Items Amended

                                                                         Page No
Part I.  Financial Information

     Item 1.  Financial Statements

       Consolidated Statements of Income (Unaudited) - Three Months
       and Six Months Ended June 30, 2001 and 2000 ....................       4

Text of Amendments

Explanatory Note:

The above listed Item is hereby amended by deleting the Item in its entirety and replacing it with the Item included herein.

The purpose of the amendment is to correct a typographical error which occurred in the CONSOLIDATED STATEMENTS OF INCOME, COST OF GOODS SOLD for the Three Months Ended June 30, 2001 to reflect the correct amount for that Item in Part I of the Quarterly Report on Form 10Q for the quarter ended June 30, 2001 of Lennox International, Inc. (the "Company") that was filed on August 14, 2001 (the "Original Filing").

Any items in the Original Filing not expressly changed hereby shall be as set forth in the Original Filing. All information contained in this amendment and the Original Filing is subject to updating and supplementing as provided in the Company's periodic reports filed with the SEC subsequent to the date of such reports.

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

                                                      For the                     For the
                                                  Three Months Ended           Six Months Ended
                                                        JUNE 30,                    JUNE 30,
                                               -----------------------    -------------------------
                                                   2001         2000         2001          2000
                                                   ----         ----         ----          ----

NET SALES ..................................   $ 848,346     $ 894,200    $1,564,312    $1,610,524
COST OF GOODS SOLD .........................     583,208       595,868     1,085,589     1,083,429
                                               ---------     ---------    ----------    ----------
 Gross profit ..............................     265,138       298,332       478,723       527,095
OPERATING EXPENSES:
 Selling, general and administrative expense     221,778       228,608       439,334       433,888
 Retail restructuring ......................      38,000            --        38,000            --
                                               ---------     ---------    ----------    ----------
   Income from operations ..................       5,360        69,724         1,389        93,207
INTEREST EXPENSE, net ......................      11,501        15,242        24,278        27,992
OTHER ......................................        (285)          517           378           746
MINORITY INTEREST ..........................          26            31           133          (515)
                                               ---------     ---------    ----------    ----------
   (Loss) income before income taxes .......      (5,882)       53,934       (23,400)       64,984
PROVISION (BENEFIT) FOR INCOME TAXES .......       1,129        21,657        (6,141)       26,967
                                               ---------     ---------    ----------    ----------
   Net (loss) income .......................   $  (7,011)    $  32,277    $  (17,259)   $   38,017
                                               =========     =========    ==========    ==========

REPORTED (LOSS) EARNINGS PER SHARE:
 Basic .....................................   $   (0.12)    $    0.56    $    (0.31)   $     0.68
 Diluted ...................................   $   (0.12)    $    0.56    $    (0.31)   $     0.68

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
 Changes in assets and liabilities, net of effects of acquisitions-
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

      The Company also hedges its exposure to fluctuations in foreign currency exchange rates incurred by its Australian subsidiary. This subsidiary manufactures sophisticated machine tools, which generally require long manufacturing and installation times and which generally are sold at prices denominated in the local currency of the purchasing entity. This exposure to the fluctuations in foreign currency exchange rates is hedged through the sale of futures contracts for the various currencies. Since the customers are not invoiced and payments are not received until the equipment has been installed and operating satisfactorily, the currency futures contracts are deemed to be cash flow hedges and as such are recorded at fair value with an offset to other comprehensive income (loss) until realized. Gains or losses on the currency futures are transferred from other comprehensive income (loss) to the income statement when the related equipment is sold, generally within three to six months. As of June 30, 2001, the Company had currency futures contracts maturing at various dates through March 31, 2002, for which the fair value was a liability of $2.2 million. Accordingly, $1.5 million, net of applicable income tax, has been charged to other comprehensive income (loss).

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

    Selling, general and administrative expenses.  Selling, general and administrative expenses were $439.3 million for the six months ended June 30, 2001, an increase of $5.4 million, or 1.2%, from $433.9 million for the six months ended June 30, 2000. Selling, general and administrative expenses represented 28.1% and 26.9% of total revenues for the six months ended June 30, 2001 and 2000, respectively. Nearly one month’s additional expense (approximately $11.0 million) was incurred in 2001 as a result of the acquisition of Service Experts, Inc., completed on January 21, 2000. Similarly, an additional $3.5 million in expense resulted from a full six months of the accounts receivable securitization program. This program was not implemented until June of 2000. Selling, general and administrative expense incurred for accounts receivable securitization is more than offset by reduced interest expense. Cost reduction programs were able to limit the selling, general and administrative expense growth which resulted from the acquisition of Service Experts, Inc. and the accounts receivable securitization program.

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

     On April 24, 2001, Lennox announced it had completed a restructuring plan for its North American retail segment under which a number of service centers would be sold, closed or merged with other existing service centers. The net cash cost of this restructuring is estimated to be approximately $7.0 million, $1.6 million of which was paid in the second quarter of 2001 with the remaining anticipated to be paid by year-end.

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