Form 10-Q
period 2001-09-30
LENNOX INTERNATIONAL INC
filed 2001-11-13
CIK 1069202

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
PERIOD ENDED SEPTEMBER 30, 2001

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

YES /X/    NO / /

    As of November 1, 2001, the number of shares outstanding of the registrant's common stock, par value $.01 per share, was 56,562,629.

i

LENNOX INTERNATIONAL INC.

INDEX

Page No.

Part I.  Financial Information

         Item 1.  Financial Information

Consolidated Balance Sheets – September 30, 2001 (Unaudited) and December 31, 2000...........................................	3

Consolidated Statements of Income (Unaudited) – Three Months and Nine Months Ended September 30, 2001 and 2000................	4

Consolidated Statements of Cash Flows (Unaudited) – Nine Months Ended September 30, 2001 and 2000..............................	5

Notes to Consolidated Financial Statements,(Unaudited)..........	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations........................................	10

Item 3. Quantitative and Qualitative Disclosures About Market Risk.......	15

Part II.  Other Information

Item 6. Exhibits and Reports on Form 8-K.................................	16

ii

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
As of September 30, 2001 and December 31, 2000
(In thousands, except share data)

ASSETS

                                                                   September 30,     December 31,
                                                                      2001               2000
                                                                      ----               ----
                                                                   (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents....................................   $   27,693        $   40,633
   Accounts and notes receivable, net...........................      383,634           399,136
   Inventories..................................................      316,305           359,531
   Deferred income taxes........................................       46,271            47,063
   Other assets.................................................       52,972            54,847
                                                                   ----------        ----------
            Total current assets................................      826,875           901,210
PROPERTY, PLANT AND EQUIPMENT, net..............................      309,486           354,172
GOODWILL, net...................................................      732,297           739,468
OTHER ASSETS....................................................       62,005            60,181
                                                                   ----------        ----------
            TOTAL ASSETS........................................   $1,930,663        $2,055,031
                                                                   ==========        ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Short-term debt..............................................   $   30,245        $   31,467
   Current maturities of long-term debt.........................       28,422            31,450
   Accounts payable.............................................      248,945           260,208
   Accrued expenses.............................................      281,805           242,347
   Income taxes payable.........................................       27,797            24,448
                                                                   ----------        ----------
            Total current liabilities...........................      617,214           589,920
LONG-TERM DEBT..................................................      508,313           627,550
DEFERRED INCOME TAXES...........................................        1,078               941
POSTRETIREMENT BENEFITS, OTHER THAN PENSIONS....................       14,277            14,284
OTHER LIABILITIES...............................................       83,050            77,221
                                                                   ----------        ----------
            Total liabilities...................................    1,223,932         1,309,916
MINORITY INTEREST...............................................        1,895             2,058
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 25,000,000 shares
      authorized, no shares issued or outstanding...............           --                --
   Common stock, $.01 par value, 200,000,000 shares
      authorized, 60,818,145 shares and 60,368,599 shares
      issued for 2001 and 2000, respectively....................          608               604
   Additional paid-in capital...................................      374,117           372,690
   Retained earnings............................................      429,257           447,377
   Accumulated other comprehensive loss.........................      (64,162)          (37,074)
   Deferred compensation........................................       (4,562)           (6,457)
   Treasury stock, at cost, 2,980,846 and 3,332,784 shares
      for 2001 and 2000, respectively...........................      (30,422)          (34,083)
                                                                   ----------        ----------
            Total stockholders' equity..........................      704,836           743,057
                                                                   ----------        ----------
            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..........   $1,930,663        $2,055,031
                                                                   ==========        ==========

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
For the Three Months and Nine Months Ended September 30, 2001 and 2000
(Unaudited, in thousands, except per share data)

                                                     For the                    For the
                                                Three Months Ended          Nine Months Ended
                                                    September 30,             September 30,
                                               ----------------------     ------------------------
                                                 2001          2000           2001         2000
                                                -----         -----           ----         ----
NET SALES                                      $826,849      $857,618     $2,391,161    $2,468,142
COST OF GOODS SOLD..........................    575,176       587,056      1,660,765     1,681,815
                                               --------      --------     ----------    ----------
    Gross Profit............................    251,673       270,562        730,396       786,327
OPERATING EXPENSES:
 Selling, general and administrative expense    210,417       229,733        649,751       652,291
 Restructurings.............................         --         5,100         38,000         5,100
                                               --------      --------     ----------    ----------
    Income from operations..................     41,256        35,729         42,645       128,936
INTEREST EXPENSE, net.......................     10,330        13,968         34,608        41,960
OTHER.......................................        (93)          497            285         1,243
MINORITY INTEREST...........................          2            88            135          (427)
                                               --------      --------     ----------    ----------
    Income before income taxes..............     31,017        21,176          7,617        86,160
PROVISION FOR INCOME TAXES..................     15,838         8,790          9,697        35,757
                                               --------      --------     ----------    ----------
    Net (loss) income.......................   $ 15,179      $ 12,386     $   (2,080)   $   50,403
                                               ========      ========     ==========    ==========

REPORTED (LOSS) EARNINGS PER SHARE:
 Basic......................................   $   0.27      $   0.22     $    (0.04)   $     0.90
 Diluted....................................   $   0.27      $   0.22     $    (0.04)   $     0.89

    The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2001 and 2000
(Unaudited, in thousands)

                                                                                  For the
                                                                             Nine Months Ended
                                                                                September 30,
                                                                           -----------------------
                                                                              2001         2000
                                                                              ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss) income ....................................................... $  (2,080)   $  50,403
 Adjustments to reconcile net (loss) income to net cash provided by operating activities -
    Minority interest ....................................................       135         (427)
    Joint venture losses .................................................        72        1,106
    Depreciation and amortization.........................................    63,061       65,018
    Non-cash restructuring charge.........................................    37,302           --
    Loss on disposal of equipment ........................................       219        1,297
    Other ................................................................       333         (220)
 Changes in assets and liabilities, net of effects of acquisitions -
    Accounts and notes receivable ........................................        13       24,477
    Inventories...........................................................    33,235      (17,725)
    Other current assets..................................................    (2,122)        (217)
    Accounts payable......................................................    (3,340)      12,361
    Accrued expenses......................................................    25,040       16,333
    Deferred income taxes ................................................       534       (5,390)
    Income taxes payable and receivable ..................................        (5)       2,679
    Long-term warranty, deferred income and other liabilities.............    (7,761)       1,067
                                                                           ---------    ---------
       Net cash provided by operating activities .........................   144,636      150,762

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from the disposal of property, plant and equipment .............     6,638        2,454
 Purchases of property, plant and equipment ..............................   (13,568)     (39,749)
 Investment in joint ventures ............................................        --       (1,029)
 Acquisitions, net of cash acquired ......................................   (16,835)    (227,236)
                                                                           ---------    ---------
       Net cash used in investing activities .............................   (23,765)    (265,560)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from revolving short-term debt .................................       174       11,697
 (Repayments of) proceeds from revolving long-term debt...................  (105,541)     106,323
 Proceeds from new long-term debt ........................................        --       60,000
 Repayment of long-term debt .............................................   (11,766)     (14,564)
 Proceeds from issuance of common stock ..................................     5,127          790
 Repurchases of common stock .............................................      (214)     (15,532)
 Cash dividends paid .....................................................   (21,314)     (16,263)
                                                                           ---------    ---------
       Net cash (used in) provided by financing activities ...............  (133,534)     132,451

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS .........................   (12,663)      17,653
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS ....................      (277)      (1,354)
                                                                           ---------    ---------
CASH AND CASH EQUIVALENTS, beginning of period ...........................    40,633       29,174
                                                                           ---------    ---------
CASH AND CASH EQUIVALENTS, end of period ................................. $  27,693    $  45,473
                                                                           =========    =========
Supplementary disclosures of cash flow information:
 Cash paid during the period for:
    Interest..............................................................$  33,292    $  39,460
                                                                          =========    =========
    Income taxes .........................................................    7,298    $  41,727
                                                                          =========    =========

    The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.   Basis of Presentation and other Accounting Information:

     The accompanying unaudited consolidated balance sheet as of September 30, 2001, and the consolidated statements of income for the three months and nine months ended September 30, 2001 and 2000 and the consolidated statements of cash flows for the nine months ended September 30, 2001 and 2000 should be read in conjunction with Lennox International Inc.‘s (the “Company”) consolidated financial statements and the accompanying footnotes as of December 31, 2000 and 1999 and for each of the three years in the period ended December 31, 2000. In the opinion of management, the accompanying consolidated financial statements contain all material adjustments, consisting principally of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to applicable rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. The operating results for the interim periods are not necessarily indicative of the results to be expected for a full year.

    The Company’s fiscal year ends on December 31 of each year, and the Company’s quarters are each comprised of 13 weeks. For convenience, throughout these financial statements, the 13 weeks comprising each three month period are denoted by the last day of the respective calendar quarter.

    Certain reported amounts have been reclassified from the prior year presentation to conform to the current year presentation.

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

                                           For the                       For the
                                      Three Months Ended             Nine Months Ended
                                          September 30,                 September 30,
                                     --------------------        -------------------------
Net Sales                              2001        2000              2001           2000
---------                              ----        ----              ----           ----
North American residential.......    $319,403    $308,370        $  937,207     $  954,040
North American retail............     266,683     288,817           759,400        772,283
Commercial air conditioning......     133,043     136,368           355,363        354,390
Commercial refrigeration.........      82,879      88,795           252,802        273,975
Heat transfer¹...................      52,516      61,640           167,839        191,421
Eliminations.....................     (27,675)    (26,372)          (81,450)       (77,967)
                                     --------    --------        ----------     ----------
                                     $826,849    $857,618        $2,391,161     $2,468,142
                                     ========    ========        ==========     ==========
-----------

¹Additionally, the Heat Transfer segment had intersegment sales of $6,463 and $5,503 for the three months ended September 30, 2001 and 2000, respectively, and $21,985 and $17,901 for the nine months ended September 30, 2001 and 2000, respectively.

                                           For the                      For the
                                      Three Months Ended            Nine Months Ended
                                          September 30,                September 30,
                                     --------------------        -------------------------
Income (Loss) from Operations           2001         2000           2001           2000
-----------------------------           ----         ----           ----           ----
North American residential ......    $  27,340   $  23,663       $  72,088      $  86,631
North American retail²...........        3,840      11,822         (39,922)        36,482
Commercial air conditioning .....       11,681       6,015          18,486          7,695
Commercial refrigeration ........        7,102       9,216          20,887         24,711
Heat transfer ...................          706       3,525           4,519         12,792
Corporate and other³.............      (10,291)    (16,283)        (32,799)       (34,223)
Eliminations ....................          878      (2,229)           (614)        (5,152)
                                     ---------   ---------       ---------      ---------
                                     $  41,256   $  35,729       $  42,645      $ 128,936
                                     =========   =========       =========      =========
-----------

²Includes the retail restructuring charge of $38 million recorded in the second quarter of 2001.
³Includes Latin America restructuring charge of $5.1 million recorded in third quarter of 2000.

                                 As of September 30,           As of December 31,
Total Assets                             2001                        2000
------------                             ----                        ----
North American residential.......    $  500,738                  $  529,492
North American retail............       761,320                     800,719
Commercial air conditioning......       187,226                     215,656
Commercial refrigeration.........       219,114                     239,783
Heat transfer....................       149,131                     149,813
Corporate and other..............       136,112                     144,547
Eliminations.....................       (22,978)                    (24,979)
                                     ----------                  ----------
                                     $1,930,663                  $2,055,031
                                     ==========                  ==========

3.  Inventories:

    Components of inventories are as follows (in thousands):

                                 As of September 30,           As of December 31,
                                         2001                        2000
                                         ----                        ----
Finished goods...................    $  190,247                  $  216,547
Repair parts.....................        40,297                      35,024
Work in process..................        28,012                      23,606
Raw materials....................       106,604                     132,298
                                     ----------                  ----------
                                        365,160                     407,475
Reduction for last-in, first-out.        48,855                      47,944
                                     ----------                  ----------
                                     $  316,305                  $  359,531
                                     ==========                  ==========

4.  Shipping and Handling:

    Shipping and handling costs are included as part of selling, general and administrative expense in the accompanying Consolidated Statements of Income in the following amounts (in thousands):

                For the                                   For the
           Three Months Ended                        Nine Months Ended
             September 30,                             September 30,
          ---------------------                   ---------------------
            2001          2000                      2001         2000
            ----          ----                      ----         ----
          $30,852        32,240                   $95,000       $93,783

5.  Lines of Credit and Financing Arrangements:

    The Company has bank lines of credit aggregating $512 million, of which $295 million was outstanding at September 30, 2001, with the remaining $217 million available for future borrowing, subject to covenant limitations. Included in the available lines of credit are a $300 million domestic facility. Borrowings under the facilities bear interest, at the Company's option, at rates equal to either (a) the greater of the bank's prime rate of interest or the federal fund's rate plus 0.5% or (b) the London Interbank Offered Rate plus a margin of 0.5% to 2.25%, depending upon the ratio of indebtedness to EBITDA. The Company pays a commitment fee equal to 0.15% to 0.5% of the unused commitment, depending upon the ratio of total funded debt to EBITDA. The agreements provide restrictions on the Company's ability to incur additional indebtedness, encumber its assets, sell its assets, pay dividends or invest in its foreign subsidiaries. Additionally, the Company has pledged the capital stock of each of its major domestic subsidiaries.

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

                                                            For the                  For the
                                                       Three Months Ended       Nine Months Ended
                                                          September 30,            September 30,
                                                       -------------------      -------------------
                                                         2001        2000          2001      2000
                                                        -----        ----         -----      ----
Net (loss) income.................................     $15,179     $12,386      $ (2,080)   $50,403
                                                       =======     =======      ========    =======

Weighted average shares outstanding...............      56,397      56,308        56,109     56,070
Effect of diluted securities attributable to stock
  options and performance share awards............         580         487            --        355
                                                       -------     -------      --------    -------
Weighted average shares outstanding, as adjusted..      56,977      56,795        56,109     56,425
                                                       =======     =======      ========    =======
Diluted (loss) earnings per share.................     $  0.27     $  0.22      $  (0.04)   $  0.89
                                                       =======     =======      ========    =======

7.  Derivatives:

    Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). SFAS No. 133 requires that all derivative financial instruments be recognized as either assets or liabilities in the balance sheet and carried at fair value. Changes in fair value of these instruments are to be recognized periodically in earnings or stockholders’ equity depending on the intended use of the instrument. Gains or losses on derivatives designated as fair value hedges are recognized in earnings in the period of change. Gains or losses on derivatives designated as cash flow hedges are initially reported as a component of other comprehensive income and later classified into earnings in the period in which the hedged item also affects earnings. The Company hedges its exposure to the fluctuation on the prices paid for copper and aluminum metals by purchasing futures contracts on these metals. Gains or losses recognized on the closing of these contracts negate the losses or gains realized through physical deliveries of these metals. Quantities covered by these commodity futures contracts are for less than actual quantities expected to be purchased. As of September 30, 2001, the Company had metals futures contracts maturing at various dates to June 30, 2003, for which the fair value was a liability of $6.9 million. These are hedges of forecasted transactions, and under SFAS No. 133, such contracts are to be considered cash flow hedges. Accordingly, the Company has recorded an after-tax charge to other comprehensive income (loss), a direct component of owner’s equity, of $4.8 million for the nine months ended September 30, 2001. The charge to other comprehensive income (loss) will be reclassified into earnings when the related inventory is sold, generally within three to six months.

    The Company also hedges its exposure to fluctuations in foreign currency exchange rates incurred by its Australian subsidiary. This subsidiary manufactures sophisticated machine tools, which generally require long manufacturing and installation times and which generally are sold at prices denominated in the local currency of the purchasing entity. This exposure to the fluctuations in foreign currency exchange rates is hedged through the sale of futures contracts for the various currencies. Since the customers are not invoiced and payments are not received until the equipment has been installed and operating satisfactorily, the currency futures contracts are deemed to be cash flow hedges and as such are recorded at fair value with an offset to other comprehensive income (loss) until realized. Gains or losses on the currency futures are transferred from other comprehensive income (loss) to the income statement when the related equipment is sold, generally within three to six months. As of September 30, 2001, the Company had currency futures contracts maturing at various dates through May of 2002, for which the fair value was a liability of $1.8 million. Accordingly, $1.3 million, net of applicable income tax, has been charged to other comprehensive income (loss).

8.  Comprehensive Income (Loss):

    Comprehensive income (loss) is computed as follows (in thousands):

                                           For the                  For the
                                     Three Months Ended        Nine Months Ended
                                         September 30,            September 30,
                                     --------------------      ---------------------
                                       2001         2000          2001        2000
                                       ----         ----          ----        ----
Net (loss) income..................  $15,179      $12,386      $ (2,080)    $ 50,403
Foreign currency
  translation adjustments..........   (6,256)     (12,741)      (22,245)     (29,222)
Derivatives........................     (516)          --        (4,843)          --
                                     -------      -------      ---------    --------
Total comprehensive income (loss)..  $ 8,407      $  (355)     $(29,168)    $ 21,181
                                     =======      =======      ========     ========

9.  Contingent Consideration:

    During the first nine months of 2001, the Company paid $5.7 million in cash to settle contingent consideration provisions on retail service centers originally purchased in prior years. This $5.7 million has been charged to goodwill and will be amortized to operations over 40 years, subject to accounting changes as detailed in Footnote 11 below.

10.  Retail Restructuring Program:

    In the second quarter of 2001, the Company recorded a restructuring charge of $38.0 million ($25.6 million, after tax) which covered the selling, closing or merging of 38 company-owned service centers. These centers were either under-performing, were located in geographic areas requiring disproportionate management effort or were focused on non-HVAC activities. This program was designed to enhance shareholder value and improve both operating efficiency and the Company’s competitive position in its markets. The original charge consisted of: severance and benefit termination to 500 employees ($4.8 million), net loss on sale or disposal of assets ($21.1 million), contract exit costs ($3.3 million), lease termination costs ($4.7 million) and other items ($4.1 million). Through the third quarter of 2001, the Company had paid severance and benefits of $1.8 million, recorded asset impairments of $13.0 million, recorded contract exit costs of $5.7 million and paid or recorded other costs of $2.1 million, leaving a reserve balance of $15.4 million. It is now expected that completion of the restructuring process will extend through the second quarter of 2002, particularly with respect to the centers being merged. Net cash outlaid for the program through the third quarter of 2001 amounted to $700 thousand. It is expected that the remaining reserve balance is adequate to cover the remaining expected costs.

11.  Recent Accounting Pronouncements:

    Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142”) becomes effective for the Company on January 1, 2002. SFAS No. 142 requires that goodwill and other intangible assets with an indefinite useful life no longer be amortized as expenses of operations, but rather carried on the balance sheet as permanent assets. These intangible assets are to be subject to at least annual assessments for impairment by applying a fair-value-based test. Amortization of goodwill and other indefinite-lived intangible assets amounted to $14.2 million ($12.3 million on an after-tax basis) for the first nine months of 2001 and is projected to amount to $18.9 million ($16.2 million on an after-tax basis) for the full year of 2001. These expense amounts, under SFAS 142, will not be recorded in years after 2001. The Company is developing plans to determine fair values of its operations in which goodwill and other indefinite-lived intangibles have been recorded and will complete its assessment by June 30, 2002.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

    The Company participates in five reportable business segments of the heating, ventilation, air conditioning and refrigeration (“HVACR”) industry. The first segment is the North American residential market, in which Lennox manufactures and markets a full line of heating, air conditioning and hearth products for the residential replacement and new construction markets in the United States and Canada. The second segment is the North American retail market which includes sales and installation of, and maintenance and repair services for, HVACR equipment by Lennox-owned service centers in the United States and Canada. The third segment is the global commercial air conditioning market, in which Lennox manufactures and sells rooftop products and applied systems for commercial applications. The fourth segment is the global commercial refrigeration market in which Lennox manufactures and sells unit coolers, condensing units and other commercial refrigeration products. The fifth segment is the heat transfer market, in which Lennox designs, manufactures and sells evaporator and condenser coils, copper tubing and related manufacturing equipment to original equipment manufacturers and other specialty purchasers on a global basis.

    Lennox sells its products to numerous types of customers, including distributors, installing dealers, property owners, national accounts and original equipment manufacturers. The demand for Lennox’s products is influenced by national and regional economic and demographic factors, such as interest rates, the availability of financing, regional population and employment trends and general economic conditions, especially consumer confidence. In addition to economic cycles, demand for Lennox’s products is seasonal and dependent on the weather. Hotter than normal summers generate strong demand for replacement air conditioning and refrigeration products and colder than normal winters have the same effect on heating products. Conversely, cooler than normal summers and warmer than normal winters depress sales of HVACR products.

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

     On January 21, 2000, Lennox acquired Service Experts, Inc., an HVAC company comprised of retail businesses across the United States, for approximately $307 million, including 12.2 million shares of Lennox common stock and the assumption of $175 million of debt. The acquisition added an additional 120 service centers to the U.S. retail network. While these centers have been integrated into the retail operation with the 104 centers acquired by Lennox since September 1, 1998, operating performance has not reached expected levels.

    In the second quarter of 2001, the Company recorded a restructuring charge of $38.0 million ($25.6 million, after tax) which covered the selling, closing or merging of 38 company-owned service centers. These centers were either under-performing, were located in geographic areas requiring disproportionate management effort or were focused on non-HVAC activities. This program was designed to enhance shareholder value and improve both operating efficiency and the Company’s competitive position in its markets. The original charge consisted of: severance and benefit termination to 500 employees ($4.8 million), net loss on sale or disposal of assets ($21.1 million), contract exit costs ($3.3 million), lease termination costs ($4.7 million) and other items ($4.1 million). Through the third quarter of 2001, the Company had paid severance and benefits of $1.8 million, recorded asset impairments of $13.0 million, recorded contract exit costs of $5.7 million and paid or recorded other costs of $2.1 million, leaving a reserve balance of $15.4 million. It is now expected that completion of the restructuring process will extend through the second quarter of 2002, particularly with respect to the centers being merged. Net cash outlaid for the program through the third quarter of 2001 amounted to $700 thousand. It is expected that that the remaining reserve balance is adequate to cover the remaining expected costs.

    Lennox’s fiscal year ends on December 31 of each year, and its fiscal quarters are each comprised of 13 weeks. For convenience, throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the 13 week periods comprising each fiscal quarter are denoted by the last day of the calendar quarter.

Results of Operations

    The following table sets forth, as a percentage of net sales, income data for the three months and nine months ended September 30, 2001 and 2000:

                                                  For the               For the
                                                Three Months Ended     Nine Months Ended
                                                   September 30,          September 30,
                                                ------------------     -----------------
                                                   2001     2000          2001      2000
                                                   ----     ----          ----      ----
Net sales ......................................  100.0%   100.0%        100.0%    100.0%
Cost of goods sold .............................   69.6     68.5          69.5      68.1
                                                  -----    -----         -----     -----
  Gross profit .................................   30.4     31.5          30.5      31.9
Selling, general and administrative expenses ...   25.4     26.7          27.1      26.5
Restructurings .................................     --      0.6           1.6       0.2
                                                  -----    -----         -----     -----
  Income from operations .......................    5.0      4.2           1.8       5.2
Interest expense, net ..........................    1.2      1.6           1.5       1.6
Other ..........................................     --      0.1            --       0.1
                                                  -----    -----         -----     -----
  Income before income taxes ...................    3.8      2.5           0.3       3.5
Provision for income taxes .....................    2.0      1.1           0.4       1.5
                                                  -----    -----         -----     -----
  Net (loss) income ............................    1.8%     1.4%         (0.1)%     2.0%
                                                  =====    =====         =====     =====

  The following table sets forth net sales by business segment and geographic market (dollars in millions):

                                 Three Months Ended September 30,           Nine Months Ended September 30,
                                        2001                 2000                    2001                   2000
                                        ----                 ----                    ----                   ----
                                Amount        %       Amount        %        Amount          %       Amount           %
                                ------        -       ------        -        ------          -       ------           -
Business Segment:
North American residential...   $319.4      38.6%     $308.4      36.0%      $  937.2      39.2%        954.0       38.7%
North American retail........    266.7      32.3       288.8      33.7          759.4      31.8         772.3       31.3
Commercial air conditioning..    133.0      16.1       136.4      15.8          355.4      14.9         354.4       14.3
Commercial refrigeration.....     82.9      10.0        88.8      10.4          252.8      10.6         274.0       11.1
Heat transfer................     52.5       6.3        61.6       7.2          167.8       7.0         191.4        7.8
Eliminations.................    (27.7)     (3.3)      (26.4)     (3.1)         (81.4)     (3.5)        (78.0)      (3.2)
                                ------     -----      ------     -----       --------     -----      --------      -----
  Total net sales............   $826.8     100.0%     $857.6     100.0%      $2,391.2     100.0%     $2,468.1      100.0%
                                ======     =====      ======     =====       ========     =====      ========      =====

Geographic Market:
U.S..........................   $654.2      79.1%     $684.6      79.8%      $1,897.3      79.3%     $1,952.1       79.1%
International................    172.6      20.9       173.0      20.2          493.9      20.7         516.0       20.9
                                ------     -----      ------     -----       --------     ------     ---------     ------
  Total net sales............   $826.8     100.0%     $857.6     100.0%      $2,391.2     100.0%     $2,468.1      100.0%
                                ======     =====      ======     =====       ========     =====      ========      =====

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

    Net sales.   Net sales decreased $30.8 million, or 3.6%, to $826.8 million for the three months ended September 30, 2001 from $857.6 million for the three months ended September 30, 2000. Dealer service centers that were sold or closed earlier this year account for nearly two-thirds of the sales decrease. Foreign currency translation accounts for 29% of the sales decrease. The balance of the sales decrease is primarily attributable to difficult economic conditions in the markets served. The review of sales by segment describes the specific market conditions applicable to each segment.

    Net sales in the North American residential segment were $319.4 million for the three months ended September 30, 2001, an increase of $11.0 million, or 3.6%, from $308.4 million for the three months ended September 30, 2000. These sales gains were made in spite of a very tight market, as homeowners continue to defer investment in new heating and cooling equipment, electing to repair rather than replace or upgrade existing home comfort systems. Also, industry shipments of residential equipment in the United States and Canada declined 1% in the July/August time period compared with very weak shipments in the same period last year. In these market conditions, the company has improved its market penetration, in part due to expanding relationships with top builders in the United States and Canada.

    Net sales in the North American retail segment were $266.7 million for the three months ended September 30, 2001, a decrease of $22.1 million, or 7.7%, from $288.8 million for the three months ended September 30, 2000. The dealer service centers that were sold or closed earlier this year account for nearly all of the decrease in sales. Same store sales were essentially flat for the quarter.

    Net sales in the commercial air conditioning segment decreased $3.4 million, or 2.4%, to $133.0 million for the three months ended September 30, 2001. Industry shipments of unitary commercial HVAC equipment in the US and Canada dropped 14% versus last year for the July/August time period. Our share growth in this soft market was a result of strong performance from our national accounts group and commercial sales districts, along with excellent acceptance of our Value line product. Our Value line product allows us to compete in the more price sensitive segment of the market, while focusing the “L” series models on the segment of the market desiring product features and options.

    Commercial refrigeration segment net sales decreased $5.9 million, or 6.7%, to $82.9 million for the three months ended September 30, 2001 compared to the three months ended September 30, 2000. Currency exchange accounted for $3.7 million of the $5.9 million sales decrease. The North American refrigeration market in which we participate is estimated to be 15% below year 2000 levels, with the supermarket and cold storage sectors most severely impacted. Internationally, our operations in Brazil were hindered by national energy concerns, which resulted in voluntary decreases in energy consumption and decreased demand for our products.

    Net sales in the heat transfer segment decreased $9.1 million, or 14.8%, to $52.5 million for the three months ended September 30, 2001 compared to the three months ended September 30, 2000. Adjusted for foreign exchange, sales were down 13.2% compared to the same quarter of last year. The economic downturn continued to affect heat transfer sales to OEM customers. Demand has fallen off significantly in the recreational vehicle, telecommunications and transport refrigeration segments.

    Gross profit.  Gross profit was $251.7 million for the three months ended September 30, 2001 compared to $270.6 million for the three months ended September 30, 2000, a decrease of $18.9 million. Gross profit margin was 30.4% for the three months ended September 30, 2001 and 31.5% for the three months ended September 30, 2000. The decrease in gross profit margin is primarily a result of margin decline in the retail segment. The primary reasons for the decline in the retail segment margin are an inefficient utilization of labor and a shift in product mix. Consumers have chosen to repair home heating and cooling equipment rather than replace them, resulting in a shift in mix away from the higher margin replacement equipment business.

    Selling,general and administrative expenses.   Selling, general and administrative expenses were $210.4 million for the three months ended September 30, 2001, a decrease of $19.3 million, or 8.4%, from $229.7 million for the three months ended September 30, 2000. Selling, general and administrative expenses represented 25.4% and 26.7% of total revenues for the three months ended 2001 and 2000, respectively. Cost reduction programs, expense control initiatives and reductions in personnel, primarily in the retail and heat transfer segments, contributed to the decrease in selling, general and administrative expense.

    Interest expense, net.  Interest expense, net, for the three months ended September 30, 2001 decreased $3.6 million, or 26.0%, from $14.0 million for the three months ended September 30, 2000. The decreased interest expense was a result of decreased debt levels and lower interest rates. Strong cash flow generation has allowed us to continue to make significant progress in paying down our debt. At the end of September 2001, total debt was $567 million, $172 million less than September 30, 2000. Increased proceeds from our asset securitization program were responsible for $44 million of the $172 million decrease in total debt.

    Other. Other expense (income) was $(0.1) million for the three months ended September 30, 2001 and $0.5 million for the three months ended September 30, 2000. Other expense (income) is primarily comprised of currency exchange gains or losses, which relate principally to operations in Canada, Australia, Europe and Brazil.

    Provision for income taxes.   The provision for income taxes was $15.8 million for the three months ended September 30, 2001 and $8.8 million for the three months ended September 30, 2000. The effective tax rates were 51.1% and 41.5% for the three months ended September 30, 2001 and 2000, respectively. These tax rates differ from the statutory federal rate of 35.0% principally due to state and local taxes, non-deductible goodwill expenses and foreign operating losses for which no tax benefits have been recognized.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

    Net sales.  Net sales decreased $76.9 million, or 3.1%, to $2,391.2 million for the nine months ended September 30, 2001 from $2,468.1 million for the nine months ended September 30, 2000. Foreign currency translation is responsible for 46% of the decrease in sales. The balance of the sales decrease is a result of the closure of retail centers and soft economic conditions.

    Net sales in the North American residential segment were $937.2 million for the nine months ended September 30, 2001, a decrease of $16.8 million, or 1.8%, from $954.0 million for the nine months ended September 30, 2000. A weaker economic climate in the first nine months of 2001 resulted in a drop in discretionary spending by consumers. As a result, purchases of fireplaces and replacements or upgrades of existing home comfort systems were often deferred.

    Net sales in the North American retail segment were $759.4 million for the nine months ended September 30, 2001, a decrease of $12.9 million, or 1.7%, from $772.3 million for the nine months ended September 30, 2000. The decrease in sales is attributable to dealer service centers that were sold or closed during 2001 and by the economic issues previously mentioned in the North American residential segment.

    Net sales in the commercial air conditioning segment increased $1.0 million, or 0.3%, to $355.4 million for the nine months ended September 30, 2001, compared to the nine months ended September 30, 2000. The sales increase was 2.1% after adjusting for the impact of currency exchange. Although market conditions have softened in the third quarter of 2001, we continue to see growth as a result of strong performance from national accounts and commercial sales districts. Europe achieved double digit sales growth after adjusting for currency. The benefits of increased distribution, decreased product costs and improved customer service through a unified European marketing strategy are being realized.

    Net sales in the commercial refrigeration segment decreased $21.2 million, or 7.7%, to $252.8 million for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000. Over 70% of the sales decrease is a result of currency exchange. The North American refrigeration market in which we participate is estimated to be 15% below year 2000 levels. Market share gains have been made, however, through targeted account efforts and customer services levels provided.

    Net sales in the heat transfer segment decreased $23.6 million, or 12.3%, to $167.8 million for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000. After adjusting for the impact of foreign exchange, sales declined 9.7% compared to the same period last year. The heat transfer segment is the segment most affected by the economic downturn. Heat transfer products are sold to customers in the recreational vehicle, telecommunications, transport refrigeration and automotive industries. These industries have been impacted by the economic downturn to a greater degree than the general business community.

    Gross profit.   Gross profit was $730.4 million for the nine months ended September 30, 2001 compared to $786.3 million for the nine months ended September 30, 2000, a decrease of $55.9 million. Gross profit margin was 30.5% for the nine months ended September 30, 2001 and 31.9% for the nine months ended September 30, 2000. Over 70% of the decrease in gross profit margin is in the retail segment. Inefficient utilization of labor and a shift in product mix are the reasons for the retail segment margin decline. The remaining 30% of the gross profit margin decline is primarily due to factory overhead variations, as a result of decreased production levels, and a shift in mix to parts sales as consumers repair rather than replace equipment.

    Selling,general and administrative expenses.  Selling, general and administrative expenses were $649.8 million for the nine months ended September 30, 2001, a decrease of $2.5 million, or 0.4%, from $652.3 million for the nine months ended September 30, 2000. Selling, general and administrative expenses represented 27.1% and 26.5% of total revenues for the nine months ended September 30, 2001 and 2000, respectively. Nearly one month’s additional expense (approximately $11.0 million) was incurred in 2001 as a result of the acquisition of Service Experts, Inc., completed on January 21, 2000. Similarly, an additional $2.7 million in expense resulted from a full nine months of the accounts receivable securitization program. Selling, general and administrative expense incurred for accounts receivable securitization is more than offset by reduced interest expense. Cost reduction programs, expense control initiatives and reductions in personnel, primarily in the retail and heat transfer segments, provided expense reductions greater than the increases from the Service Experts, Inc. acquisition and asset securitization program.

    Interest expense, net.  Interest expense, net, for the nine months ended September 30, 2001 decreased $7.4 million, or 17.5%, from $42.0 million for the nine months ended September 30, 2000. The decreased interest expense was a result of decreased debt levels and lower interest rates. At the end of each quarter of 2001, total debt levels have been much lower than the comparable quarter of 2000. Strong cash flow generation has allowed us to make significant progress in paying down our debt. At the end of September 2001, total debt was $567 million, $172 million less than September 30, 2000. Increased proceeds from our asset securitization program were responsible for $44 million of the $172 million decrease in total debt.

    Other.   Other expense was $0.3 million for the nine months ended September 30, 2001 and $1.2 million for the nine months ended September 30, 2000. Other expense is primarily comprised of currency exchange gains or losses, which relate principally to operations in Canada, Australia, Europe and Brazil. Canada and Australia were responsible for most of the improvement over prior year.

    Provision for income taxes.  The provision for income taxes was $9.7 million for the nine months ended September 30, 2001 and $35.8 million for the nine months ended September 30, 2000. Excluding the tax benefit of $12.2 million provided in the second quarter of 2001 as a result of the restructuring charge, the effective tax rate was 48.0% for the nine months ended September 30, 2001 and 41.5% for the nine months ended September 30, 2000. This tax rate differs from the statutory federal rate of 35.0% principally due to state and local taxes, non-deductible goodwill expenses, and foreign operating losses for which no tax benefits have been recognized.

Liquidity and Capital Resources

    The Company has bank lines of credit aggregating $512 million, of which $295 million was outstanding at September 30, 2001, with the remaining $217 million available for future borrowing, subject to covenant limitations. Included in the available lines of credit are a $300 million domestic facility and a $137.5 million domestic facility. Borrowings under the facilities bear interest, at the Company’s option, at rates equal to either (a) the greater of the bank’s prime rate of interest or the federal fund’s rate plus 0.5% or (b) the London Interbank Offered Rate plus a margin of 0.5% to 2.25%, depending upon the ratio of indebtedness to EBITDA. The Company pays a commitment fee equal to 0.15% to 0.5% of the unused commitment, depending upon the ratio of total funded debt to EBITDA. The agreements provide restrictions on the Company’s ability to incur additional indebtedness, encumber its assets, sell its assets, pay dividends or invest in its foreign subsidiaries. Additionally, the Company has pledged the capital stock of each of its major domestic subsidiaries.

    Lennox believes that cash flow from operations, as well as available borrowings under its credit facilities, will be sufficient to fund operations for the foreseeable future.

Recent Accounting Pronouncements

    Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142”) becomes effective for the Company on January 1, 2002. SFAS No. 142 requires that goodwill and other intangible assets with an indefinite useful life no longer be amortized as expenses of operations, but rather carried on the balance sheet as permanent assets. These intangible assets are to be subject to at least annual assessments for impairment by applying a fair-value-based test. Amortization of goodwill and other indefinite-lived intangible assets amounted to $14.2 million ($12.3 million on an after-tax basis) for the first nine months of 2001 and is projected to amount to $18.9 million ($16.2 million on an after-tax basis) for the full year of 2001. These expense amounts, under SFAS 142, will not be recorded in years after 2001. The Company is developing plans to determine fair values of its operations in which goodwill and other indefinite-lived intangibles have been recorded and will complete its assessment by June 30, 2002.

Forward Looking Information

    This Report contains forward-looking statements and information that are based on the beliefs of Lennox’s management as well as assumptions made by and information currently available to management. All statements other than statements of historical fact included in this Report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements identified by the words “may,” “will,” “should,” “plan,” “predict,” “anticipate,” “believe,” “intend,” “estimate” and “expect” and similar expressions. Such statements reflect Lennox’s current views with respect to future events, based on what it believes are reasonable assumptions; however, such statements are subject to certain risks, uncertainties and assumptions. These include, but are not limited to, warranty and product liability claims; ability to successfully complete and integrate acquisitions; ability to manage new lines of business; the consolidation trend in the HVACR industry; adverse reaction from customers to the Company’s acquisitions or other activities; the impact of the weather on business; competition in the HVACR business; increases in the prices of components and raw materials; general economic conditions in the U.S. and abroad; labor relations problems; operating risks and environmental risks. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those in the forward-looking statements. Lennox disclaims any intention or obligation to update or review any forward-looking statements or information, whether as a result of new information, future events or otherwise.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

    Lennox’s results of operations can be affected by changes in exchange rates. Net sales and expenses in currencies other than the United States dollar are translated into United States dollars for financial reporting purposes based on the average exchange rate for the period. Net sales from outside the United States represented 20.7% and 20.9% of total net sales for the nine months ended September 30, 2001 and 2000, respectively. Historically, foreign currency transaction gains (losses) have not had a material effect on Lennox’s overall operations.

    The Company from time to time enters into foreign exchange contracts to hedge receivables or payables denominated in foreign currencies. These contracts do not subject the Company to risk from exchange rate movements because the gains or losses on the contracts offset losses or gains, respectively, on the items being hedged. As of September 30, 2001, the Company had obligations to deliver $15.6 million of various currencies over the next nine months. The fair value of the various contracts was a liability of $1.8 million as of September 30, 2001.

    The Company enters into commodity futures contracts to stabilize prices to be paid for raw materials and parts containing high copper and aluminum content. These contracts are for quantities equal to, or less than, quantities expected to be consumed in future production. As of September 30, 2001, the Company was committed for 39.1 million pounds of aluminum and 46.2 million pounds of copper under such arrangements. The fair value of these commodity contracts was a net liability of $6.9 million as of September 30, 2001.

    The Company has contracts with various suppliers to purchase raw materials with high aluminum content at fixed prices over the next six months, thereby stabilizing costs for these products. As of September 30, 2001, 4.2 million pounds of such aluminum content was so committed. The fair value of this commitment was insignificant at September 30, 2001.

PART II -- OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

Exhibit Number	Description

*3.1 --	Restated Certificate of Incorporation of Lennox (Incorporated herein by reference to Exhibit 3.1 to Lennox' Registration Statement on Form S-1 (Registration No. 333-75725)).

*3.2 --	Amended and Restated Bylaws of Lennox (Incorporated herein by reference to Exhibit 3.2 to Lennox' Registration Statement on Form S-1 (Registration No. 333-75725)).

*4.1 --	Specimen stock certificate for the Common Stock, par value $.01 per share, of Lennox (Incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-75725)).

10.1 --	Intercreditor Agreement dated as of August 15, 2001 among the Company, Lennox Industries Inc., Armstrong Air Conditioning Inc., Excel Comfort Systems Inc., Service Experts Inc., the Lenders under the Note Purchase Agreements , The Chase Manhattan Bank, as administrative agent under the Revolving Credit Facility Agreement, The Chase Manhattan Bank, as as administrative agent under the 364 Day Revolving Facility Agreement, and The Chase Manhattan Bank collateral agent.

10.2 --	The Pledge Agreement dated as of August 15, 2001 by and between Lennox International Inc. and The Chase Manhattan Bank, as collateral agent for itself and certain other creditors.

*Incorporated herein by reference as indicated.

        Reports on Form 8-K

                 (None)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LENNOX INTERNATIONAL INC.

By:        /s/ Richard A. Smith
Principal Financial Officer
and Duly Authorized Signatory

Date: November 13, 2001