Form 10-K
period 2001-12-31
LENNOX INTERNATIONAL INC
filed 2002-04-01
CIK 1069202

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

Commission File Number 001-15149

LENNOX INTERNATIONAL INC.
    Delaware                                                                           42-0991521
(State or other jurisdiction of                                                  I.R.S. Employer
    incorporation or organization)                                              Identification Number

2140 Lake Park Blvd.,   Richardson, Texas 75080
(Address of principal executive offices, including zip code)

(Registrant's telephone number, including area code): (972) 497-5000

Securities Registered Pursuant to Section 12(b) of the Act:

                                                           Name of each exchange
                      Title of each class                   on which registered
                      -------------------                   -------------------
            Common Stock, $.01 par value per share        New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:   None

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes [X] No [ ]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

  As of March 1, 2002, there were 56,872,151 shares of the registrant’s Common Stock outstanding, and the aggregate market value of the Common Stock held by non-affiliates of the registrant was $435,071,448 based on the closing price of the Common Stock on the New York Stock Exchange Composite Transactions on such date.*

DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the registrant‘s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2002 annual meeting of stockholders (the “Proxy Statement”) are incorporated herein by reference into Part III of this Report. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2001.

*	Excludes the Common Stock held by the registrant's executive officers, directors and stockholders whose ownership exceeds 5% of the Common Stock outstanding at March 1, 2002. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

i

                           LENNOX INTERNATIONAL INC.

                                    FORM 10-K
                   For the Fiscal Year Ended December 31, 2001

                                      INDEX

                                                                           Page
PART I

PART II
  ITEM 5.  Market for Registrant's Common Stock
           and Related Stockholder Matters...................................12
  ITEM 6.  Selected Financial Data...........................................12
  ITEM 7.  Management's Discussion and Analysis of Financial Condition

  ITEM 9.  Changes In and Disagreements With Accountants on Accounting
           and Financial Disclosure..........................................42

PART III

PART IV
  ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K...43

ii

PART I

ITEM 1. BUSINESS

THE COMPANY

     Lennox International Inc. and its subsidiaries, ("LII" or the "Company") is a leading global provider of climate control solutions. The Company designs, manufactures and markets a broad range of products for the heating, ventilation, air conditioning and refrigeration ("HVACR") markets. The Company's products and services are sold under well-established brand names including "Lennox", "Armstrong Air", "Ducane", "Bohn", "Larkin", "Advanced Distributor Products", "Heatcraft", "Service Experts" and others. The Company is one of the largest manufacturers in North America of heat transfer products, such as evaporator coils and condenser coils. The Company has leveraged its expertise in heat transfer technology, which is critical to the efficient operation of any heating or cooling system, to become an industry leader known for its product innovation and the quality and reliability of its products. The Company is also a leader in the growing market for hearth products, which includes pre-fabricated fireplaces and related products. Historically, the Company has sold its "Lennox" brand of residential heating and air conditioning products directly to a network of installing dealers, which currently numbers approximately 6,500, making it one of the largest wholesale distributor of these products in North America. In September 1998, the Company initiated a program to acquire dealers or service centers in metropolitan areas in the United States and Canada so that it can provide heating and air conditioning products and services directly to consumers. The Company greatly expanded this program with the acquisition of Service Experts Inc. in January 2000.

     Shown below are the Company's five business segments, the key products and brand names within each segment and 2001 net sales by segment. Segment financial data for the years 1999 through 2001, including financial information about foreign and domestic operations, is included in Note 3 of the Notes to Consolidated Financial Statements on pages 30 through 31 herein.

    Segment                  Products/Services                     Brand Names                     2001 Net Sales
    -------                  -----------------                     -----------                     --------------
                                                                                                    (In Millions)

North American      Furnaces, heat pumps, air               Lennox, Armstrong Air, Air-Ease,       $  1,201.1
Residential         conditioners, packaged heating and      Aire-Flo, Magic-Pak, Ducane,
                    cooling systems and related             Advanced Distributor Products,
                    products; pre-fabricated fireplaces     Superior, Whitfield and Security
                    freestanding stoves, fireplace          Chimneys
                    inserts and accessories

North American      Sales, installation and service of      Service Experts, various individual       1,002.6
Retail              residential and light commercial        service center names
                    comfort equipment

Commercial Air      Unitary air conditioning and            Lennox and Janka                            470.0
Conditioning        applied systems

Commercial          Chillers, condensing units, unit        Heatcraft, Bohn, Friga-Bohn,                333.5
Refrigeration       coolers, fluid coolers, air cooled      Larkin, Climate Control, Chandler
                    condensers and air handlers             Refrigeration, Kirby

Heat Transfer       Heat transfer coils, other heat         Heatcraft                                   215.1
                    transfer products and equipment
                    and tooling to manufacture coils
Eliminations                                                                                           (102.6)
                                                                                                    ----------
                                                            Total                                  $  3,119.7
                                                                                                    ==========

      The Company was founded in 1895 in Marshalltown, Iowa when Dave Lennox, who owned a machine repair business for the railroads, successfully developed and patented a riveted steel coal-fired furnace which was substantially more durable than the cast iron furnaces used at the time. By 1904, the manufacture of these furnaces had grown into a significant business and was diverting the Lennox Machine Shop from its core business. As a result, in 1904, a group of investors headed by D.W. Norris bought the furnace business and named it the Lennox Furnace Company. Over the years, D.W. Norris ensured that ownership of the Company was distributed to succeeding generations of his family. The Company believes that more than fifty percent of the Company's ownership currently is broadly distributed among approximately 110 descendants of or persons otherwise related to D.W. Norris. In 1991, the Company reincorporated as a Delaware corporation. On August 3, 1999, the Company completed the initial public offering of its common stock.

The Company acquired James N. Kirby Pty. Ltd., an Australian company that participates in the commercial refrigeration and heat transfer markets in Australia, in June 1999. In October 1999, the Company acquired substantially all of the assets of the air conditioning and heating division of The Ducane Company, Inc. based in South Carolina. The Ducane acquisition gives the Company additional capacity to manufacture heating and air conditioning products. In January 2000, the Company completed the acquisition of Service Experts Inc. in exchange for approximately 12.2 million shares of LII common stock and the assumption of $175 million of debt, of which $163 million was concurrently repaid.

     Forward Looking Statements

     This Annual Report on Form 10-K ("Form 10-K") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based upon management's beliefs, as well as assumptions made by and information currently available to management. All statements other than statements of historical fact included in this Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements identified by the words "may", "will", "should", "plan", "predict", "anticipate", "believe", "intend", "estimate" and "expect" and similar expressions. Such statements reflect the current views of LII with respect to future events, based on what it believes are reasonable assumptions; however, such statements are subject to certain risks, uncertainties and assumptions. These include, but are not limited to, warranty and product liability claims; the Company's ability to successfully complete and integrate acquisitions; the Company's ability to manage new lines of business; the consolidation trend in the HVACR industry; adverse reaction from the Company's customers from its acquisitions or other activities; the impact of the weather on the Company's business; competition in the HVACR business; increases in the prices of components and raw materials; general economic conditions in the U.S. and abroad; labor relations problems; operating risks; and environmental risks. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those in the forward-looking statements. The Company disclaims any intention or obligation to update or review any forward-looking statements or information, whether as a result of new information, future events or otherwise.

GROWTH STRATEGY

     The Company's growth strategy is designed to capitalize on its competitive strengths in order to expand its market share and profitability in the worldwide HVACR markets. The key elements of this strategy include:

     Expand Market in North America

     The Company's acquisition of heating and air conditioning dealers or service centers in the United States and Canada represents a new direction for the heating and air conditioning industry because, to its knowledge, no other major manufacturer has made a significant investment in retail distribution. This strategy enables the Company to extend its distribution directly to the consumer, thereby permitting it to participate in the revenues and margins available at the retail level while strengthening and protecting its brand equity. The Company believes that the retail sales and service market represents a significant growth opportunity because this market is large and highly fragmented. The retail sales and service market in the United States is estimated to be comprised of over 30,000 contractors or dealer service centers. The Company has assembled an experienced management team to administer the dealer operations and the Company has developed a portfolio of training programs, management procedures and goods and services that it believes will enhance the quality, effectiveness and profitability of dealer operations. No further acquisitions are planned as of the date of this report.

     The Company also intends to increase its market share in North America by:

     - selectively expanding its "Lennox" independent dealer network;

     - promoting the cross-selling of its "Aire-Flo" and other residential heating and air conditioning brands to its existing network of "Lennox"
       dealers as a second line;

     - expanding the geographic market for the "Armstrong Air", "Air-Ease" and
       "Ducane" brands of residential heating and air conditioning products from its traditional presence in the Northeast and Central United States to the Southern and Western portions of the United States; and

     - exploiting the fragmented third-party evaporator coil market.

      Increase Presence in Hearth Products Market

     The Company manufactures and sells one of the broadest lines of hearth products in North America, offering multiple brands of hearth products at a range of price points. The Company believes that this broad product line will allow it to compete successfully in the hearth products market since many distributors prefer to concentrate their product purchases with a limited number of suppliers. The Company is implementing a brand strategy emphasizing the Lennox brand, since the Company believes that the Lennox brand represents both the highest brand awareness and brand preference by consumers of any brand in the hearth products industry. The Company currently is also targeting increased sales to hearth specialty retailers and new home construction builders.

     Exploit International Opportunities

     Worldwide demand for residential and commercial heating, air conditioning, refrigeration and heat transfer products is increasing. The Company believes that the increasing international demand for these products presents substantial opportunities, especially in emerging markets and particularly for heat transfer and refrigeration products. An example is the increasing use of refrigeration products to preserve perishables including food products in underdeveloped countries. Refrigeration products generally have the same design and applications globally. To take advantage of international opportunities, the Company has made substantial investments in manufacturing facilities in Europe, Latin America and Asia Pacific through acquisitions. The Company's international sales have grown from $112 million in 1996 to $665 million in 2001.

     Technology and Product Innovation

     An important part of LII's growth strategy is to continue to invest in research and new product development. The Company has designated a number of its facilities as "centers for excellence" that are responsible for the research and development of core competencies vital to its success, such as combustion technology, air movement and indoor air quality, heat transfer and power generation. Technological advances are disseminated from these "centers for excellence" to all of LII's operating divisions. LII is also embracing Lean Sigma principles to improve processes, and reduce waste and variation throughout all aspects of the enterprise.

PRODUCTS

     North American Residential Products

     Heating and Air Conditioning Products. The Company manufactures and markets a broad range of furnaces, heat pumps, air conditioners, packaged heating and cooling systems and related products. These products are available in a variety of product designs and efficiency levels at a range of price points intended to provide a complete line of home comfort systems for both the residential replacement and new construction markets. The Company markets these products through multiple brand names. In addition, LII manufactures a complete line of replacement parts. The Company believes that by maintaining a broad product line with multiple brand names, it can address different market segments and penetrate multiple distribution channels.

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

     Hearth Products. The Company believes that it is the only North American HVACR manufacturer that also designs, manufactures and markets residential hearth products. The Company's hearth products include prefabricated gas and wood burning fireplaces, free standing pellet and gas stoves, fireplace inserts, gas logs and accessories. Many of the fireplaces are built with a blower or fan option and are efficient heat sources as well as attractive amenities to the home. The Company currently markets its hearth products under the "Lennox", "Superior", "Whitfield", "Earth Stove" and "Security Chimneys" brand names. The Company believes that its strong brand names will assist in selling into this market.

     North American Retail

     Through Company-owned dealers in the United States and Canada, the Company provides installation, maintenance, repair and replacement services for heating and air conditioning systems directly to both residential and light commercial customers. Installation services include the installation of heating and air conditioning systems in new construction and the replacement of existing systems. Other services include preventative maintenance, emergency repairs and the replacement of parts associated with heating and air conditioning systems. The Company also sells a wide range of mechanical and electrical equipment, parts and supplies in connection with these services. In 2001, a new President and Chief Operating Officer was appointed and management was significantly restructured for the retail business.

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

     International. The Company manufactures and sells unitary products which range from two to 30 tons and applied systems which range up to 500 tons. LII's European products consist of chillers, air handlers, fan coils and large rooftop units and serve medium rise buildings, shopping malls, other retail and entertainment buildings, institutional applications and other field engineered applications. LII manufactures its air conditioning products in several locations throughout Europe and markets such products through various distribution channels in Europe and the Middle East.

     Commercial Refrigeration

     North America. The Company is one of the leading manufacturers of commercial refrigeration products in North America. The Company's refrigeration products include condensing units, unit coolers, fluid coolers, air cooled condensers and air handlers. The Company's refrigeration products are sold for cold storage applications to preserve food and other perishables. These products are used by supermarkets, convenience stores, restaurants, warehouses and distribution centers. As part of its sale of commercial refrigeration products, the Company routinely provides application engineering for consulting engineers, contractors and others.

     International. LII manufactures and markets refrigeration products including small chillers, unit coolers, air cooled condensers, fluid coolers and refrigeration racks. These products are sold to distributors, installing contractors and original equipment manufacturers.

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

     In June 1999, the Company acquired James N. Kirby Pty. Ltd. for approximately $65 million. Kirby is an Australian company that manufactures commercial refrigeration and heat transfer products in Australia and distributes commercial refrigeration equipment. The Kirby acquisition provides a technological and manufacturing base for the growth of the Company's commercial refrigeration and heat transfer business in the Asia Pacific region.

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

     The Company also produces coils in France, Italy and the Czech Republic for the European market. The Company's joint venture in Mexico produces evaporator and condenser coils for use in that country and for export to the Caribbean and the United States. The Company's Brazilian joint venture manufactures heat transfer coils that are sold to both HVACR manufacturers and automotive original equipment manufacturers in Brazil.

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

     The Company distributes its "Armstrong Air", "Air-Ease", "Advanced Distributor Products", "Ducane" and "Magic-Pak" brands of residential heating and air conditioning products through the traditional two-step distribution process whereby it sells its products to distributors who, in turn, sell the products to a local installing dealer. In addition, the Company provides heating and air conditioning products and services directly to consumers through Company-owned dealers. Accordingly, by using multiple brands and distribution channels, the Company is able to better penetrate the North American residential heating and air conditioning market.

     Through the years, the "Lennox" brand has become synonymous with the "Dave Lennox" image, which is utilized in national television and print advertising as well as in numerous locally produced dealer ads, open houses and trade events and is easily the best recognized advertising icon in the heating and air conditioning industry.

MANUFACTURING

     The Company operates 17 manufacturing facilities in the United States and Canada and 17 outside the United States and Canada. In its facilities most impacted by seasonal demand, the Company manufactures both heating and air conditioning products to smooth seasonal production demands and maintain a relatively stable labor force. The Company is generally able to hire temporary employees to meet changes in demand.

PURCHASING

     The Company relies on various suppliers to furnish the raw materials and components used in the manufacture of its products. To maximize its buying power in the marketplace, the Company utilizes a "purchasing council" that consolidates purchases of its entire domestic requirements of particular items across all business segments. The purchasing council generally concentrates its purchases for a given material or component with one or two suppliers, although the Company believes that there are alternative suppliers for all of its key raw material and component needs. Compressors, motors and controls constitute the Company's most significant component purchases, while steel, copper and aluminum account for the bulk of the Company's raw material purchases. Although most of the compressors used by the Company are purchased directly from major compressor manufacturers, the Company owns a 24.5% interest in a joint venture to manufacture compressors in the one and one-half to seven horsepower range. This joint venture, which began limited production in April 1998, now provides the Company with a substantial portion of its compressor requirements in the residential air conditioning market.

TECHNOLOGY AND RESEARCH AND DEVELOPMENT

     The Company supports an extensive research and development program focusing on the development of new products and improvements to its existing product lines. The Company spent an aggregate of $37.3 million, $36.5 million and $39.1 million on research and development during 2001, 2000 and 1999, respectively. The Company has a number of research and development facilities located around the world, including a limited number of "centers for excellence" that are responsible for the research and development of particular core competencies vital to its business, such as combustion technology, vapor compression, heat transfer and low temperature refrigeration.

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

PATENTS AND TRADEMARKS

     The Company holds numerous patents that relate to the design and use of its products. The Company considers these patents important, but no single patent is material to the overall conduct of its business. The Company's policy is to obtain and protect patents whenever such action would be beneficial to it. No patent which the Company considers material will expire in the next five years. The Company owns several trademarks that it considers important in the marketing of its products, including Lennox(R), Heatcraft(R), CompleteHeat(R), Raised Lance(TM), Larkin(TM), Climate Control(TM), Chandler Refrigeration(R), Bohn(R), Advanced Distributor Products(R), Armstrong Air(TM), Aire-Flo(TM), Air-Ease(R), Concord(R), Magic-Pak(R), Superior(R), Whitfield(R), Security Chimneys(R), Janka(TM), Ducane(TM) and Friga-Bohn(TM). These trademarks have no fixed expiration dates and the Company believes its rights in these trademarks are adequately protected.

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
       Inc. (Heatilator); and CFM Majestic, Inc. (Majestic).

     - Commercial air conditioning -- United Technologies Corporation (Carrier);
       American Standard Companies Inc. (Trane); York International Corporation;
       Daikin Industries, Ltd.; and McQuay International.

     - Commercial refrigeration -- United Technologies Corporation (Carrier
       CRO); Tecumseh Products Co.; Emerson Electric Co. (Copeland); and
       Ingersoll-Rand Company (Hussman).

     - Heat transfer -- Modine Manufacturing Company and Super Radiator Coils.

EMPLOYEES

     As of January 1, 2002, the Company employed approximately 21,000 employees, approximately 5,200 of which were represented by unions. The number of hourly workers the Company employs may vary in order to match its labor needs during periods of fluctuating demand. The Company believes that its relationships with its employees and with the unions representing some of its employees are generally good and does not anticipate any material adverse consequences resulting from negotiations to renew any collective bargaining agreements.

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

     Refrigerants. In the past decade, there has been increasing regulatory and political pressure to phase out the use of certain ozone depleting substances, including hydrochlorofluorocarbons, which are sometimes referred to as "HCFCs." This development is of particular importance to the Company and its competitors because of the common usage of HCFCs as refrigerants for air conditioning and refrigeration equipment. As discussed below, the Company does not believe that implementation of the phase-out schedule for HCFCs contained in the current regulations will have a material adverse effect on its financial position or results of operations. The Company does believe, however, that there will likely be continued pressure by the international environmental community for the United States and other countries to accelerate the phase-out schedule. The Company has been an active participant in the ongoing international dialogue on these issues and believes that it is well positioned to react to any changes in the regulatory landscape.

     In 1987, the United States became a signatory to an international agreement titled the Montreal Protocol on Substances that Deplete the Ozone Layer. The Montreal Protocol requires its signatories to phase out HCFCs on a predictable and orderly basis. All countries in the developed world have become signatories to the Montreal Protocol. The manner in which these countries implement the Montreal Protocol and regulate HCFCs differs widely. The 1990 U.S. Clean Air Act amendments implement the Montreal Protocol by establishing a program to limit the production, importation and use of specified ozone depleting substances, including HCFCs currently used as refrigerants by the Company and its competitors. Under the Clean Air Act and implementing regulations, all HCFCs must be phased out between 2010 and 2030. The Company believes that these regulations, as currently in effect, will not have a material adverse effect on its operations.

     The Company, together with major chemical manufacturers, is reviewing and addressing the potential impact of refrigerant regulations on products. The Company believes that the combination of products that presently utilize HCFCs and new products utilizing alternative refrigerants being phased in will allow us to offer a complete line of commercial and industrial products. Therefore, the Company does not foresee any material adverse impact on its business or competitive position as a result of the Montreal Protocol, the 1990 Clean Air Act amendments or their implementing regulations. However, the Company believes that the implementation of severe restrictions on the production, importation or use of refrigerants the Company employs in larger quantities or acceleration of the current phase-out schedule could have such an impact on the Company and its competitors.

      The Company is subject to appliance efficiency regulations promulgated under the National Appliance Energy Conservation Act of 1987, as amended, and various state regulations concerning the energy efficiency of its products. The Company has developed, and is developing, products which comply with new National Appliance Energy Conservation Act regulations and does not believe that such regulations will have a material adverse effect on its business. The United States Department of Energy began in 1998 its review of national standards for comfort products covered under the National Appliance Energy Conservation Act. It is anticipated that the National Appliance Energy Conservation Act regulations requiring manufacturers to phase in new higher efficiency products will not take effect prior to 2006. The Company believes it is well positioned to comply with any new standards that may be promulgated by the Department of Energy and does not foresee any adverse material impact from a National Appliance Energy Conservation Act standard change.

     Remediation Activity. In addition to affecting the Company's ongoing operations, applicable environmental laws can impose obligations to remediate hazardous substances at its properties, at properties formerly owned or operated by the Company and at facilities to which it sent or sends waste for treatment or disposal. The Company's Grenada facility is subject to an administrative order issued by the Mississippi Department of Environmental Quality under which the Company is conducting groundwater remediation. The expenditures from this groundwater remediation are not expected to materially affect the Company's financial condition or results of operations. The Company is aware of contamination at some of its other facilities; however, the Company does not presently believe that any future remediation costs at such facilities will be material.

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

EXECUTIVE OFFICERS OF THE COMPANY

     The executive officers of the Company, their present positions and their ages are as follows:

     NAME               AGE                    POSITION
     ----               ----                  --------
John W. Norris, Jr...... 66    Chairman of the Board
Robert E. Schjerven..... 59    Chief Executive Officer
Dr. Harry J. Ashenhurst. 53    Executive Vice President and Chief Administrative Officer
Scott J. Boxer.......... 51    Executive Vice President and President, Lennox Industries Inc.
Carl E. Edwards, Jr..... 60    Executive Vice President, Chief Legal Officer and Secretary
Linda A. Goodspeed...... 40    Executive Vice President and Chief Technology Officer
Robert J. McDonough..... 43    Executive Vice President, President, Worldwide Refrigeration
                               and European and Latin American Operations and
                               President, Worldwide Heat Transfer and Asia Pacific Operations
Dennis H. Smith......... 51    Executive Vice President and President, Service
                                   Experts Inc.
Michael G. Schwartz..... 43    Executive Vice President and President, North
                                   American Distributed Products
Richard A. Smith........ 56    Executive Vice President, Chief Financial Officer
                                   and Treasurer
David L. Inman.......... 47    Vice President, Controller and Chief Accounting
                                   Officer

     The following biographies describe the business experience of the Company's executive officers:

     John W. Norris, Jr. was elected Chairman of the Board of Directors of the Company in 1991. He has served as a Director of the Company since 1966. After joining the Company in 1960, Mr. Norris held a variety of key positions including Vice President of Marketing, President of Lennox Industries (Canada) Ltd., a subsidiary of the Company, and Corporate Senior Vice President. He became President of the Company in 1977 and was appointed President and Chief Executive Officer of the Company in 1980. Mr. Norris is on the Board of Directors of the Air-Conditioning & Refrigeration Institute, of which he was Chairman in 1986. He is also an active Board member of the Gas Appliance Manufacturers Association, where he was Chairman from 1980 to 1981. Mr. Norris also serves as a Director of AmerUs Life Holdings, Inc., a life insurance and annuity company.

     Robert E. Schjerven was named Chief Executive Officer of the Company in 2001. Prior to his election as Chief Executive Officer, he served as Chief Operating Officer of the Company in 2000 and as President and Chief Operating Officer of Lennox Industries Inc., a subsidiary of the Company, from 1995 to 2000. He joined the Company in 1986 as Vice President of Marketing and Engineering for Heatcraft Inc., a subsidiary of the Company. From 1988 to 1991, he held the position of Vice President and General Manager of Heatcraft. From 1991 to 1995, he served as President and Chief Operating Officer of Armstrong Air Conditioning Inc., which is also a subsidiary of the Company. Mr. Schjerven spent the first 20 years of his career with the Trane Company, an HVACR manufacturer, and McQuay-Perfex Inc.

     Dr. Harry J. Ashenhurst was named Executive Vice President and Chief Administrative Officer in 2000. He joined the Company in 1989 as Vice President of Human Resources. Dr. Ashenhurst was named Executive Vice President, Human Resources for the Company in 1990 and in 1994 was appointed Executive Vice President, Human Resources and Administration, assuming responsibility for the Public Relations and Communications and Aviation departments. In 1998, he assumed responsibility for Investor Relations. In 2000, Dr. Ashenhurst also assumed responsibility for corporate-wide Risk Management, Safety and Campus facilities.

     Scott J. Boxer was named Executive Vice President of the Company and President of Lennox Industries Inc., a subsidiary of the Company in 2000. He joined the Company in 1998 as Executive Vice President, Lennox Global Ltd., a subsidiary of the Company, and President, European Operations. Prior to joining the Company, Mr. Boxer spent 26 years with York International Corporation, an HVACR manufacturer, in various roles, most recently as President, Unitary Products Group Worldwide, where he reported directly to the Chairman of that company and was responsible for directing that company's residential and light commercial heating and air conditioning operations worldwide. Mr. Boxer previously sat on the board of directors for the Gas Appliance Manufacturers Association and the Air Conditioning & Refrigeration Institute.

     Carl E. Edwards, Jr. was named Executive Vice President, Chief Legal Officer and Secretary in 2000. He joined the Company in February 1992 as Vice President and General Counsel, became the Secretary of the Company in April 1992, and was named Executive Vice President, General Counsel and Secretary in December 1992. Prior to joining the Company, he was Vice President, General Counsel and Secretary for Elcor Corporation. He also serves as a Director of Kentucky Electric Steel Inc.

     Linda A. Goodspeed joined the Company and was named Executive Vice President and Chief Technology Officer in 2001. She was most recently President and Chief Operating Officer for PartMiner, Inc. In 1999, she was the Product General Manager of General Electric (GE) Appliances. She was one of three women corporate-wide at GE to receive the 1998 GE Women's Achievement Award and also one of 12 women selected to begin GE's corporate-wide Women's Group.

     David L. Inman was named Vice President, Controller and Chief Accounting Officer for the Company in 2001. Previously, he served as Vice President and Group Controller of North American Distributed Products from 2000 to 2001. He has held multiple positions in accounting, internal audit and financial systems within the Company including Controller of Armstrong Air Conditioning Inc., a Company subsidiary.

     Robert J. McDonough was named Executive Vice President of the Company and President, Worldwide Refrigeration and Global Operations in 2001. At that time Mr. McDonough assumed the responsibility for World Wide Refrigeration, World Wide Heat Transfer, and European, Latin American, and Asia Pacific operations. Previously, he held the position of Executive Vice President of Lennox Global Ltd. and President of Worldwide Commercial Refrigeration and European and Latin American Operations. He joined the Company's Heatcraft Inc. subsidiary in 1990, where he held the positions of Director of Sales and Marketing, Vice President of Sales and Marketing, and Vice President and General Manager. Prior to his career at Heatcraft, Mr. McDonough was employed with Larkin Coils, Inc. from 1982 to 1990 where he held engineering, product management, and sales management positions.

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

     Dennis H. Smith was named Executive Vice President, Lennox International Inc. and President, Service Experts Inc. in 2001. Before his career with Service Experts, Mr. Smith was Chief Operating Officer of Simplex Time Recorder, a privately-held fire alarm, security systems, and time-management software company from 1997 to 2001. From 1987 to 1997, Mr. Smith was employed with Premark International where he served as Executive Vice President from 1991 to 1997 and Vice President of Marketing from 1987 to 1991. From 1983 to 1987, he held positions as Manager of Product Development and Manager of Strategic Planning and Development Operation with General Electric Company. Mr. Smith held several managerial and leadership positions with Syntex Corporation, FMC Corporation and Westinghouse Electric Company.

     Richard A. Smith was named Executive Vice President and Chief Financial Officer for the Company in 2001. Prior to that, Mr. Smith was Chief Financial Officer and Chief Administrative Officer for ZoneTrader, a leading provider of full-service asset management solutions. Before joining ZoneTrader, Mr. Smith served since 1990 as Vice President of Finance and Chief Financial Officer for Arvin Industries, Inc., a leading global manufacturer of automotive components. Mr. Smith began his career with Ralston Purina Company, a pet food manufacturer, and later joined The May Department Stores Company, serving first as Vice President and Treasurer and later as Vice President and Controller of the company's Payless Shoe Source division.

ITEM 2.  PROPERTIES

REAL PROPERTY AND LEASES

     The following chart lists the Company's major domestic and international manufacturing, distribution and office facilities and whether such facilities are owned or leased:

                                                            DOMESTIC FACILITIES
                                                            -------------------

   Location             Description and Approximate Size                   Principal Products                Owned/Leased
   --------             --------------------------------                   ------------------                ------------

Richardson, TX       World headquarters and offices; Lennox               Not Applicable                     Owned and Leased
                     Industries headquarters; 311,000 square feet

Bellevue, OH         Armstrong headquarters, factory and                  Residential furnaces,              Owned and Leased
                     distribution center; 800,000 square feet             residential and light
                                                                          commercial air
                                                                          conditioners and heat
                                                                          pumps

Grenada, MS          Heatcraft Heat Transfer Division                     Coils and copper tubing,           Owned and Leased
                     headquarters and factory,1,000,000 square            evaporator coils, gas-fired
                     feet; Advanced Distributor Products factory,         unit heaters and residential
                     300,000 square feet, 217,000 square feet             air handlers and custom
                                                                          order replacement coils

Stone Mountain, GA   Heatcraft Refrigeration Products Division            Commercial and industrial          Owned
                     headquarters, R&D and factory; 145,000               condensing units,
                     square feet                                          packaged chillers and
                                                                          custom refrigeration racks

Marshalltown, IA     Lennox Industries heating and air                    Residential heating and            Owned and Leased
                     conditioning products factory, 1,000,000             cooling products, gas
                     square feet; distribution center, 300,000            furnaces, split-system
                     square feet                                          condensing units, split-
                                                                          system heat pumps and
                                                                          CompleteHeat

Des Moines, IA       Lennox Industries distribution center                Central supplier of Lennox         Leased
                     and light manufacturing; 352,000 square feet         repair parts

Carrollton, TX       Lennox Industries heating and air                    Not Applicable                     Owned
                     conditioning products development and
                     research facility; 130,000 square feet

Stuttgart, AR        Lennox Industries light commercial heating           Commercial rooftop equipment       Owned
                     and air conditioning factory; 500,000 square         and accessories                    and Leased
                     feet

Union City, TN       Lennox Hearth Products factory; 295,000              Gas and wood burning               Owned
                     square feet                                          fireplaces

Lynwood, CA          Lennox Hearth Products headquarters and              Gas and wood burning               Leased
                     factory; 200,000 square feet                         fireplaces

Blackville, SC       Excel Comfort Systems Inc. headquarters              Residential heating and            Owned
                     and factory; 375,000 square feet                     cooling products

Orangeburg, SC       Allied Air Enterprises headquarters                  Residential heating and            Owned
                     and factory; 329,000 square feet                     cooling products

                                                      INTERNATIONAL FACILITIES
                                                      ------------------------

   Location            Description and Approximate Size                   Principal Products                 Owned/Leased
   --------            --------------------------------                   ------------------                 ------------

Genas, France        Friga-Bohn factory; 16,000 square meters             Heat exchangers for                Owned
                                                                          refrigeration and air
                                                                          conditioning, refrigeration
                                                                          products, condensers, fluid
                                                                          coolers, pressure vessels,
                                                                          liquid receivers and
                                                                          refrigeration components

Mions, France        LGL France headquarters and factories;               Air cooled chillers, water         Owned
                     12,000 square meters                                 cooled chillers, reversible
                                                                          chillers and packaged
                                                                          boilers

Prague,              Janka and Friga-Coil factories; 30,000               Air handling equipment,            Owned
 Czech Republic      square meters                                        heat transfer coils

Milperra, Australia  James N. Kirby Pty. Ltd. headquarters and            Refrigeration condensing           Owned
                     factory; 412,000 square feet                         units and condensers, heat
                                                                          transfer coils, machine
                                                                          tools

San Jose dos Campos, Heatcraft do Brasil headquarters and                 Refrigeration condensing           Owned
 Brazil              factory; 160,000 square feet                         units, unit coolers and heat
                                                                          transfer coils

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 2001.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is listed for trading on the New York Stock Exchange under the symbol "LII." The high and low sales prices for the Company's common stock for each quarterly period during 2001, 2000 and 1999 are set forth in Note 15 of the Notes to Consolidated Financial Statements on page 41 herein. During 2001, 2000 and 1999, the Company declared quarterly cash dividends as set forth in Note 15 of the Notes to Consolidated Financial Statements on page 47 herein. The quarterly dividend declared in December 2001 was paid on January 7, 2002. The amount and timing of dividend payments are determined by the Company's Board of Directors and subject to certain restrictions under the Company's credit agreements. As of March 1, 2002, there were approximately 12,900 beneficial holders of the Company's common stock.

ITEM 6. SELECTED FINANCIAL DATA

     The table below shows the selected financial data of the Company for the five years ended December 31, 2001:

                                                           For the Year Ending December 31,
                                         ---------------------------------------------------------------------
                                                       (in millions, except per share data)
                                           2001³            2000²         1999           1998          1997¹
                                           ----             ----          ----           ----          ----
Statement of Operations Data

Net Sales..............................  $3,119.7        $3,247.4      $2,361.7        $1,821.8      $1,444.4
(Loss) Income From Operations..........      (0.7)          158.6         155.9           106.6         (35.2)
Net (Loss) Income......................     (42.4)           59.1          73.2            52.5         (33.6)
Diluted (Loss) Earnings Per Share......      (0.75)           1.05          1.81            1.47         (0.99)
Dividends Per Share....................       0.380           0.380         0.350           0.325         0.275

Other Data
Capital Expenditures...................  $   17.4        $   58.3      $   76.7        $   52.4      $   34.6
Research & Development Expenses........      37.3            36.5          39.1            33.3          25.4

Balance Sheet Data
Working Capital........................  $  158.8        $  311.3      $  424.6        $  263.3      $  335.9
Total Assets...........................   1,794.0         2,055.0       1,683.7         1,151.6         970.4
Total Debt.............................     517.8           690.5         577.0           317.4         198.5
Stockholders' Equity...................     654.6           743.1         597.9           375.6         325.2
----------
Note:	¹Includes product inspection charge of $140.0 million. Excluding this charge, Income From Operations is $104.8 million, Net Income is $51.7 million and Diluted Earnings Per Share is $1.53.

        ²Includes restructuring charges of $5.1 million, pre-tax. Excluding this charge, Net Income is $61.9 million and Diluted Earnings Per Share is $1.10.

        ³Includes restructuring charges of $73.2 million, pre-tax. Excluding these charges, Net Income is $14.2 million and Diluted Earnings Per Share is $0.25.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     The Company participates in five reportable business segments of the HVACR industry. The first segment is the North American residential market, in which LII manufactures and markets a full line of heating, air conditioning and hearth products for the residential replacement and new construction markets in the United States and Canada. The second segment is the North American retail market which includes sales and installation of, and maintenance and repair services for, HVACR equipment by LII-owned service centers in the United States and Canada. The third segment is the global commercial air conditioning market, in which LII manufactures and sells rooftop products and applied systems for commercial applications. The fourth segment is the global commercial refrigeration market, which consists of unit coolers, condensing units and other commercial refrigeration products. The fifth segment is the heat transfer market, in which LII designs, manufactures and sells evaporator and condenser coils, copper tubing and related manufacturing equipment to original equipment manufacturers and other specialty purchasers on a global basis.

     LII sells its products to numerous types of customers, including distributors, installing dealers, property owners, national accounts and original equipment manufacturers. The demand for LII's products is influenced by national and regional economic and demographic factors, such as interest rates, the availability of financing, regional population and employment trends, new construction and general economic conditions, especially consumer confidence. In addition to economic cycles, demand for LII's products is seasonal and dependent on the weather. Hotter than normal summers generate strong demand for replacement air conditioning and refrigeration products and colder than normal winters have the same effect on heating products. Conversely, cooler than normal summers and warmer than normal winters depress sales of HVACR products.

     The principal components of cost of goods sold are labor, raw materials, component costs, factory overhead and estimated costs of warranty expense. The principal raw materials used in LII's manufacturing processes are copper, aluminum and steel. In instances where LII is unable to pass on to its customers increases in the costs of copper and aluminum, LII enters into forward contracts for the purchase of those materials. LII attempts to minimize the risk of price fluctuations in key components by entering into contracts, typically at the beginning of the year, which generally provide for fixed prices for its needs throughout the year. These hedging strategies enable LII to establish product prices for the entire model year while minimizing the impact of price increases of components and raw materials on its margins. Warranty expense is estimated based on historical trends and other factors.

     LII acquired James N. Kirby Pty. Ltd. ("Kirby"), an Australian company that participates in the commercial refrigeration and heat transfer markets in Australia, in June 1999 for approximately $65 million in cash, common stock and seller financing, plus a contingent consideraton based on the future value of LII stock. In addition, LII assumed approximately $20.5 million of Kirby's debt.

     LII purchased the HVAC related assets of The Ducane Company, Inc. in October 1999 for approximately $53 million in cash. This purchase added to the brands offered in the North American residential segment.

     On January 21, 2000, LII completed the acquisition of Service Experts Inc., an HVAC company comprised of HVAC retail businesses across the United States, for approximately $307 million, including 12.2 million shares of LII common stock and the assumption of $175 million of debt. The acquisition added an additional 120 service centers to the U.S. retail network. As these centers have been integrated into the retail operation with the 104 centers acquired by LII since September 1, 1998, operating performance has not reached expected levels. During the second quarter of 2001, the Company initiated a restructuring plan which covered selling, closing or merging 38 Company-owned dealer service centers. During the fourth quarter of 2001, a new President and Chief Operating Officer was appointed and management was significantly restructured to further improve operating efficiency and the Company's competitive position in the market.

     The Company recorded pre-tax restructuring charges in 2001 totaling $73.2 million. These restructuring charges related to closures of manufacturing plants in Toronto, Ontario, Canada and Brookvale, NSW, Australia scheduled to occur in the first quarter of 2002. Charges were also recorded for closing and consolidating a distribution facility in the U.S., for office consolidation of the Company's corporate headquarters, for elimination of excess manufacturing capacity in Europe and for final close-down costs for its Mexico sales operation, as they exceeded original estimates. These restructuring charges also included the closure of certain retail centers in the third quarter of 2001 and the merger of certain other retail centers in 2001 and 2002. These charges are discussed further in the Results of Operations below.

     LII's fiscal year ends on December 31 of each year and its fiscal quarters are each comprised of 13 weeks. For convenience, throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations, the 13 week periods comprising each fiscal quarter are denoted by the last day of the calendar quarter.

Results of Operations

     The following table sets forth, as a percentage of net sales, LII's statement of income data for the years ended December 31, 2001, 2000 and 1999:

                                                Year Ended December 31,
                                                -----------------------
                                                2001      2000     1999
                                                ----      ----     ----
Net sales....................................  100.0%   100.0%    100.0%
Cost of goods sold...........................   70.2      68.6      68.5
                                               -----      ----     -----
   Gross profit..............................   29.8      31.4      31.5
Selling, general and administrative expense..   27.5      26.3      24.9
Restructurings...............................    2.3       0.2        --
                                               -----      ----     -----
   (Loss) income from operations.............   (0.0)      4.9       6.6
Interest expense, net........................    1.4       1.7       1.4
Other........................................    0.0       0.1       0.0
Minority interest............................    0.0       0.0       0.0
                                               -----      ----     -----
   (Loss) income before income taxes.........   (1.4)      3.1       5.2
(Benefit from) provision  for income taxes...   (0.0)      1.3       2.1
                                               -----      ----       ---
   Net (loss) income.........................   (1.4)%     1.8%      3.1%
                                                =====     =====    ======

     The following table sets forth net sales by business segment and geographic market (dollars in millions):

                                               Years Ended December 31,
                              ---------------------------------------------------------------
                                        2001                 2000                  1999
                                        ----                 ----                  ----
                                 Amount      %        Amount       %        Amount        %
                                 ------      -        ------       -        ------        -
Business Segment:

North American residential    $  1,201.1     38.5%  $  1,221.8     37.6%  $  1,174.2     49.7%
North American retail            1,002.6     32.1      1,053.2     32.4        218.1      9.2
Commercial air conditioning        470.0     15.1        469.2     14.4        452.8     19.2
Commercial refrigeration           333.5     10.7        358.3     11.0        327.3     13.9
Heat transfer                      215.1      6.9        246.8      7.6        220.0      9.3
Eliminations                      (102.6)    (3.3)      (101.9)    (3.0)       (30.7)    (1.3)
                              ----------    -----     --------    -----     --------    -----
   Total net sales            $  3,119.7    100.0%  $  3,247.4    100.0%  $  2,361.7    100.0%
                              ==========    =====     ========    =====     ========    =====
Geographic Market:
U.S.                          $  2,454.6     78.7%  $  2,559.8     78.8%  $  1,730.4     73.3%
International                      665.1     21.3        687.6     21.2        631.3     26.7
                              ----------    -----     --------    -----     --------    -----
   Total net sales            $  3,119.7    100.0%  $  3,247.4    100.0%  $  2,361.7    100.0%
                              ==========    =====     ========    =====     ========    =====

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Net Sales

      Net sales decreased $127.7 million, or 3.9%, to $3,119.7 million for the year ended December 31, 2001 from $3,247.4 million for the year ended December 31, 2000. Foreign currency translation is responsible for 31% of the decrease in sales. The balance of the sales decrease is a result of the closure of retail centers and soft economic conditions.

     Net sales in the North American residential segment were $1,201.1 million for the year ended December 31, 2001, a decrease of $20.7 million, or 1.7%, from $1,221.8 million for the year ended December 31, 2000. A weaker economic climate in 2001, which accelerated after the events of September 11, resulted in a drop in discretionary spending by consumers, who continue to defer investment in new heating and cooling equipment. As a result, replacements or upgrades of existing home comfort systems were often deferred.

     Net sales in the North American retail segment were $1,002.6 million for the year ended December 31, 2001, a decrease of $50.6 million from $1,053.2 million for the year ended December 31, 2000. The decrease is attributable to dealer service centers that were sold or closed during 2001 and by the economic issues previously mentioned in the North American residential segment. On a same-store basis, sales were up 0.4% when adjusted for service centers that were sold or closed.

     Commercial air conditioning net sales increased $0.8 million, or 0.2%, to $470.0 million for the year ended December 31, 2001 compared to the year ended December 31, 2000. The sales increase was 1.3% after adjusting for the impact of foreign currency exchange. Although market conditions continued to soften in the fourth quarter of 2001, we continue to see market share growth as a result of strong performance from national accounts and commercial sales districts. Europe experienced double digit commercial air conditioning sales growth over the prior year after adjusting for foreign currency exchange movements. The benefits of increased distribution, decreased product costs and improved customer service through a unified European marketing strategy are being realized.

     Net sales related to the commercial refrigeration segment were $333.5 million for the year ended December 31, 2001, a decrease of $24.8 million, or 6.9%, from $358.3 million for the year ended December 31, 2000. Over two-thirds of the sales decline is a result of foreign currency exchange. Even though the North American refrigeration market in which we participate is estimated to be approximately 15% below year 2000 levels, market share gains have been made through targeted account efforts and customer service levels provided.

     Heat transfer segment revenues declined $31.7 million, or 12.8%, to $215.1 million for the year ended December 31, 2001 compared to the year ended December 31, 2000. Compared to the same period last year, sales declined 10.7% after adjusting for the impact of foreign currency exchange. The heat transfer segment is the segment most affected by the economic downturn. Heat transfer products are sold to customers in the recreational vehicle, telecommunications, transport refrigeration and automotive industries. These industries have been impacted by the economic downturn to a greater degree than the general business community.

Gross Profit

     Gross profit was $929.7 million for the year ended December 31, 2001, compared to $1,019.3 million for the year ended December 31, 2000, a decrease of $89.6 million. Gross profit margin was 29.8% for the year ended December 31, 2001 and 31.4% for the year ended December 31, 2000. Over 55% of the decrease in gross profit margin was in the retail segment. Inefficient labor utilization and a shift in product mix to lower margin new construction sales were the reasons for the retail segment margin decline. The remaining 45% of the decline in gross profit margin was primarily a result of increased manufacturing overhead and product mix changes including a higher ratio of lower margin parts and supplies. A new manufacturing facility in Orangeburg, South Carolina, and the relocation of product lines from the manufacturing facility in Bellevue, Ohio to the Orangeburg facility were the principal reasons for the higher manufacturing overhead.

Selling, General and Administrative Expense

     Selling, general and administrative expenses were $857.2 million for the year ended December 31, 2001, an increase of $1.6 million, or 0.2%, from $855.6 million for the year ended December 31, 2000. Selling, general and administrative expenses represented 27.5% and 26.3% of total revenues for the twelve months of 2001 and 2000, respectively. Nearly one month's additional expense (approximately $11.0 million) was incurred in 2001 as a result of the acquisition of Service Experts Inc., completed on January 21, 2000. Similarly, an additional $1.5 million in expense resulted from a full twelve months of the accounts receivable securitization program. Selling, general and administrative expense incurred for accounts receivable securitization is more than offset by reduced interest expense. Cost reduction programs, expense control initiatives and reductions in personnel; primarily in the retail and heat transfer segments, helped offset the increases from the Service Experts Inc. acquisition and asset securitization program.

Restructurings

      The Company recorded pre-tax restructuring charges in 2001 totaling $73.2 million. These charges are shown as part of Operating Expenses in the accompanying Consolidated Statements of Income. The restructuring charges are related to closures of manufacturing plants in Toronto, Ontario, Canada and Brookvale, NSW, Australia which are scheduled to occur in the first quarter of 2002. Charges were also recorded for closing and consolidating a distribution facility in the U.S. for office consolidation of the Company's corporate headquarters, for elimination of excess manufacturing capacity in Europe and for final close-down costs for its Mexico sales operation, as they exceeded original estimates. These restructuring charges also included the closure of certain retail centers in the third quarter of 2001 and the merger of certain other retail centers in 2001 and 2002.

     The restructuring charges are summarized as follows (in thousands):

                                                       Asset                                  December 31, 2001
                              2nd Quarter 2001    Write-Downs, Net   Payments   Adjustments    Reserve Balance
                              ----------------    ----------------   --------   -----------   ---------------

Severance and Benefits.....      $  4,800            $      --       $ 2,518      $2,282        $      --
Asset Write-Downs..........        21,100               25,400        (1,512)     (2,788)              --
Contract Exit Costs........        12,100                   --         1,606       3,014            7,480
                                 --------            ---------       -------      ------        ---------
   Total...................      $ 38,000            $  25,400       $ 2,612      $2,508        $   7,480
                                 ========            =========       =======      ======        =========

                                                       Asset                                  December 31, 2001
                              4th Quarter 2001    Write-Downs, Net   Payments   Adjustments    Reserve Balance
                              ----------------    ----------------   --------   -----------   ---------------
Severance and Benefits.....      $  6,023            $     --        $   402      $   --        $   5,621
Asset Write-Downs..........        21,591               21,591            --          --               --
Contract Exit Costs........         7,559                   --            --          --            7,559
                                 --------            ---------       -------      ------        ---------
   Total...................      $ 35,173            $  21,591       $   402      $   --        $  13,180
                                 ========            =========       =======      ======        =========

      Severance and Benefits includes amounts paid to, or anticipated to be paid to, 177 salaried and 536 hourly employees that were either terminated or notified of impending termination as of December 31, 2001.

     Interest Expense, Net

     Interest expense, net, for the year ended December 31, 2001, decreased to $43.1 million from $56.2 million for the year ended December 31, 2000. The decreased interest expense was a result of decreased debt levels and lower interest rates. At the end of each quarter of 2001, total debt levels have been much lower than the comparable quarter of 2000. Strong cash flow generation has allowed significant progress in paying down debt. At the end of December 2001, total debt was $518 million, $173 million lower than December 31, 2000.

Other

     Other expense was $0.4 million for the year ended December 31, 2001, a $1.4 million decline from the same period a year ago. Other expense is primarily comprised of currency exchange gains or losses, which relate principally to the Company's operations in Canada, Australia, Europe and Brazil. Improvement in Canada's currency exchange movement was primarily responsible for the overall improvement over prior year.

     Provision for Income Taxes

     The benefit from income taxes was $2.0 million for the year ended December 31, 2001 compared to a provision for income taxes of $41.9 million for the year ended December 31, 2000. Excluding the tax benefit of $16.6 million as a result of the restructuring charges recognized in 2001, the effective tax rate was 50.6% for the year ended December 31, 2001 and 41.5% for the same period last year. This rate differs from the statutory federal rate of 35.0% principally due to state and local taxes, non-deductible goodwill expenses, foreign operating losses for which no tax benefits have been recognized and foreign taxes at rates other than 35%.

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

     LII's traditional North American residential businesses had a decrease in sales of $3.9 million, or 0.3%, from the prior year. This decrease was a result of unfavorable weather and a decline in sales in the Company's hearth products business. Mild weather conditions in key markets for LII negatively impacted sales in both the early months of 2000 and especially the third quarter of 2000. Over 50% of the Company's North American residential equipment sales are concentrated in geographic locations that had a cold summer in 2000. Cooling degree days through August of 2000 were 50% below 1999 levels in the Northeast region of the United States and 27% below 1999 levels in the Upper Midwest region of the United States. This unusually cool summer reduced the stress on existing air conditioning equipment, which depressed equipment sales and reduced demand for profitable add-on air conditioning in those markets where air conditioning is a discretionary purchase. The Company's hearth products business sales decreased 12.3% as a result of declining housing starts and a delay in realizing synergies from the individual hearth operations acquired primarily in the third quarter of 1998 and first quarter of 1999.

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

Gross Profit

     Gross profit was $1,019.3 million for the year ended December 31, 2000, compared to $744.3 million for the year ended December 31, 1999, an increase of $275.0 million. The majority of this increase is attributable to increased sales in 2000 as compared to 1999. Gross profit margin was 31.4% for the year ended December 31, 2000 and 31.5% for the year ended December 31, 1999.

Selling, General and Administrative Expense

      Selling, general and administrative expenses were $855.6 million for the year ended December 31, 2000, an increase of $267.2 million, or 45.4%, from $588.4 million for the year ended December 31, 1999. Selling, general and administrative expenses represented 26.3% and 24.9% of total revenues for the twelve months of 2000 and 1999, respectively. Of the $267.2 million increase, $251.7 million, or 94%, was related to increased infrastructure associated with acquisitions. The majority of the remaining $15.5 million increase was due to fees for an asset securitization program implemented in June of 2000 and increased expenses associated with North American retail.

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

Liquidity and Capital Resources

     During 2001, LII generated $212 million of cash from operations, $167 million of which was used to reduce debt. In 2000, LII increased its net borrowing by $111 million, and in 1999 LII increased its net borrowing by $223 million. Additionally, approximately $142 million was raised in 1999 from an initial public offering of common stock. The cash raised through borrowing and sale of capital stock in 2000 and 1999 was used primarily to acquire new businesses. These acquisitions required $247 million of cash in 2000 and $334 million in 1999. Cash used to fund acquisitions in 2001 amounted to just $19 million and this amount consisted primarily of contingent payment considerations on prior Retail acquisitions and similar contingent consideration for the Kirby company acquisition.

     The cash provided by operating activities, $212 million in 2001, came from cash income of $110 million and working capital and other reductions of $102 million. Purchases of property, plant and equipment in 2001 of $17 million consisted primarily of expenditures for production equipment and operating system software enhancements and upgrades.

     At December 31, 2001, LII had outstanding long-term debt obligations totaling $494 million, which was down from $659 million at December 31, 2000. The amount outstanding at December 31, 2001 consisted primarily of six issues of notes with an aggregate principal outstanding of $233 million, with interest rates ranging from 6.81% to 8.25% and with maturities ranging from 2002 to 2010 and an aggregate amount of $213 million borrowed under a $300 million revolving credit agreement. The issues of notes and the revolving credit agreement contain restrictive covenants, including financial maintenance covenants and covenants that place limitations on LII's ability to incur additional indebtedness, encumber its assets, sell its assets or to pay dividends. Upon a change in control, LII must make an offer to repurchase the notes at a price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest.

     Summarized below are LII's long-term payment obligations under its current debt and lease contracts (amounts shown in thousands):

                                                  Payments Due by Period
                                    -------------------------------------------------
                                              1 Year     2-3         4-5      After
                                     Total    or Less   Years       Years    5 Years
                                     -----   --------   -----       -----   --------
Contractual obligations:

Long-term debt and
capital leases.................... $494,058  $28,895   $272,964   $ 83,502  $108,697
Operating leases..................  225,355   57,034     65,828     35,414    67,079
                                    -------   ------    -------    -------   -------
 Total contractual obligations.... $719,413  $85,929   $338,792   $118,916  $175,776
                                    =======   ======    =======    =======   =======

      Additionally, LII has commercial commitments in the form of stand-by letters of credit aggregating $35 million for the benefit of various insurance companies administering worker's compensation, product and general liability programs. In the event LII is unable to fund these claims, the insurance companies may draw on these non-expiring letters of credit.

LII, in addition to the revolving and term loans described above, utilizes three other types of financing in the course of funding its operations:

Trade accounts receivable are sold on a non-recourse basis to third parties. The receivables so sold are reported as a reduction of the asset “Accounts and notes receivable, net” in the Consolidated Balance Sheets. As of December 31, 2001 and December 31, 2000, LII had sold $143 million and $130 million, respectively, of such accounts receivable. The receivables are sold at a discount from face value, and this discount aggregated $6.8 million in 2001 and $5.3 million in 2000. The discount expense is shown as a component of selling, general and administrative expense in the Consolidated Statements of Income.

LII also leases real estate and machinery and equipment pursuant to leases which properly are not capitalized on the balance sheet under Generally Accepted Accounting Principles (“GAAP”), including high-turnover equipment such as autos and service vehicles and short-lived equipment such as personal computers. These operating leases required rent expense of approximately $69.9 million, $67.3 million and $38.4 million in the years 2001, 2000 and 1999, respectively. Included in these rent expense amounts are $4.4 million for 2001 and $0.3 million for 2000 relating to leases qualifying as operating leases for GAAP reporting, but considered financing leases for income tax purposes. The Company has no significant obligations to purchase the assets leased under these operating leases and has not guaranteed residual values to the lessors.

LII is a partial owner of several joint ventures formed to pursue particular product components or markets. The largest of these joint ventures is Alliance Compressors LLC (“Alliance”) located in the United States. LII owns 24.5% of Alliance and, in accordance with GAAP, since it does not control the venture, does not fully consolidate the operations of Alliance with its own. As of December 31, 2001, Alliance had debt totaling $172 million, $119 million of which was owed to the joint venture’s majority partner. LII was directly liable for no more than $540 thousand of Alliance’s debt as of December 31, 2001. LII also owns, through its Australian subsidiary, an 18% interest in Kulthorn Kirby Public Company Limited ("Kulthorn Kirby"), a Thailand company engaged in the manufacture of compressors for refrigeration applications. Kulthorn Kirby had outstanding debt to third- party financial institutions aggregating $37.1 million as of December 31, 2001, none of which was directly guaranteed by LII or its Australian subsidiary. As of December 31, 2001, LII's Australian subsidiary owed approximately $1.8 million to Kulthorn Kirby as a non-interest bearing trade payable.

     LII' domestic revolving and term loans contain certain financial covenant restrictions. As of December 31, 2001, LII was in compliance with all covenant requirements and LII believes that cash flow from operations, as well as available borrowings under its revolving credit facility and other sources of funding, will be sufficient to fund its operations for the forseeable future. LII is currently reviewing its capital structure, and this review may include modifying current sources of capital or obtaining alternative sources of capital with a goal of providing additional financial flexibility to LII.

Market Risk

     LII's results of operations can be affected by changes in exchange rates. Net sales and expenses in currencies other than the United States dollar are translated into United States dollars for financial reporting purposes based on the average exchange rate for the period. During 2001, 2000 and 1999, net sales from outside the United States represented 21.3%, 21.2% and 26.7%, respectively, of total net sales. Historically, foreign currency transaction gains (losses) have not had a material effect on LII's overall operations.

     LII from time to time enters into foreign exchange contracts to hedge receivables or payables denominated in foreign currencies. These contracts do not subject LII to risk from exchange rate movements because the gains or losses on the contracts offset losses or gains, respectively, on the items being hedged. As of December 31, 2001, LII had currency futures contracts maturing at various dates through December of 2002, for which the fair value was a liability of $1.1 million. Accordingly, $0.7 million, net of applicable income tax, has been charged to Other Comprehensive Income (Loss).

     The Company enters into commodity futures contracts to stabilize prices expected to be paid for raw materials and parts containing high copper and aluminum content. These contracts are for quantities equal to, or less than, quantities expected to be consumed in future production. As of December 31, 2001, LII was committed for 45.5 million pounds of aluminum and 46.1 million pounds of copper under such arrangements. The net fair value of these contracts was a liability of $3.8 million as of December 31, 2001 and an asset of $0.3 million as of December 31, 2000. Accordingly, $2.3 million, net of applicable income tax, has been charged to Other Comprehensive Income (Loss).

Inflation

     Historically, inflation has not had a material effect on LII's results of operations.

Critical Accounting Policies

     The preparation of financial statements requires the use of judgments and estimates. The critical accounting policies are described below to provide a better understanding of how the Company develops its judgments about future events and related estimations and how they can impact the financial statements. A critical accounting policy is one that requires the most difficult, subjective or complex estimates and assessments and is fundamental to the results of operations. The Company identified the most critical accounting policies to be:

  Estimation of warranty liabilities;
  Valuation of goodwill and intangible assets; and
  Adequacy of allowance for doubtful accounts.

     This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes beginning on page 22.

Product Warranties

     A liability for estimated warranty expense is established by a charge against operations at the time products are sold. The subsequent costs incurred for warranty claims serve to reduce the product warranty liability. The Company recorded warranty expense of $27.2 million, $24.0 million and $21.5 million for the years ended December 31, 2001, 2000 and 1999, respectively.

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

     Total liabilities for estimated warranty expense are $61.9 million and $62.0 million as of December 31, 2001 and 2000, respectively, and are included in the following captions on the accompanying Consolidated Balance Sheets (in thousands):

                                            December 31,
                                         -----------------
                                           2001      2000
                                         -------   -------
                Accrued expenses.....    $22,168   $23,359
                Other liabilities....     39,734    38,624
                                         -------   -------
                                         $61,902   $61,983
                                         =======   =======

Goodwill and Other Intangible Assets

     Goodwill and other intangible assets have been recorded based on their fair value at the date of acquisition and are being amortized on a straight-line basis over periods generally ranging from thirty to forty years. As of December 31, 2001 and 2000, accumulated amortization was $83.3 million and $60.7 million, respectively.

     The Company periodically reviews long-lived assets and identifiable intangibles for impairment as events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. In order to assess recoverability, the Company compares the estimated expected future cash flows (undiscounted and without interest charges) identified with each long-lived asset or related asset grouping to the carrying amount of such assets. For purposes of such comparisons, portions of goodwill are attributed to related long-lived assets and identifiable intangible assets based upon relative fair values of such assets at acquisition. If the expected future cash flows do not exceed the carrying value of the asset or assets being reviewed, an impairment loss is recognized based on the excess of the carrying amount of the impaired assets over their fair value. As a result of these periodic reviews, there have been no adjustments to the carrying value of long-lived assets, identifiable intangibles, or goodwill in 2000 and 1999. Certain assets, including goodwill, of an Australian subsidiary were adjusted in 2001.

Allowance for Doubtful Accounts

     The allowance for doubtful accounts is generally established during the period in which receivables are recognized and is maintained at a level deemed appropriate by management based on historical and other factors that affect collectibility. Such factors include the historical trends of write-offs and recovery of previously written-off accounts, the financial strength of the customer and projected economic and market conditions. The evaluation of these factors involves complex, subjective judgments. Thus, changes in these factors may significantly impact the Consolidated Financial Statements. Different assumptions or changes in economic circumstances could result in additional changes to the allowance for doubtful accounts. See Note 2 in the Notes to Consolidated Financial Statements.

Recent Accounting Pronouncements

     Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," ("SFAS No. 142") becomes effective for the company on January 1, 2002. SFAS No. 142 requires that goodwill and other intangible assets with an indefinite useful life no longer be amortized as expenses of operations, but rather carried on the balance sheet as permanent assets. These intangible assets are to be subject to at least annual assessments for impairment by applying a fair-value-based test. Amortization of goodwill and other indefinite-lived intangible assets amounted to $18.7 million ($16.3 million on an after-tax basis) for 2001. These expense amounts, under SFAS No. 142, will not be recorded in years after 2001.

      The Company is currently evaluating the fair value of its operations in which goodwill and other indefinite-lived intangibles have been recorded. This evaluation is being conducted in consultation with independent valuation advisors. The preliminary indications are that the Company will record an impairment charge as a cumulative effect of a change in accounting principle in the first quarter of 2002. This charge is estimated to range from $250 million to $300 million, subject to independent auditors’ review.

     Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") becomes effective for the Company on January 1, 2002. SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. This statement supersedes SFAS 121; however, this statement retains the fundamental provisions of SFAS 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. This Statement also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for segments of a business to be disposed of. The Company does not believe that the adoption of SFAS 144 will have a material effect on its financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The information required by this item is included under Item 7 above.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF MANAGEMENT

     The Company's management is responsible for the preparation and accuracy of the financial statements. Management believes that the financial statements for the three years ended December 31, 2001, have been prepared in conformity with generally accepted accounting principles and set forth a fair presentation of the financial condition and results of operations.

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

     The independent public accountants are engaged to express an opinion on the Company's consolidated financial statements. They have developed an overall understanding of the Company's accounting and financial controls and have conducted other tests as they consider necessary to support their opinion on the financial statements. The opinion of the independent public accountants is based on procedures which they believe to be sufficient to provide reasonable assurance that the financial statements contain no material errors.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

     To the Stockholders and Board of Directors of Lennox International Inc.:

     We have audited the accompanying consolidated balance sheets of Lennox International Inc. (a Delaware corporation) and Subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lennox International Inc. and Subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Dallas, Texas,
February 6, 2002

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
As of December 31, 2001 and 2000
(In thousands, except share data)

                                     ASSETS
                                                              As of December 31,
                                                          ----------------------
                                                            2001        2000
                                                           -----        ----
CURRENT ASSETS:
 Cash and cash equivalents............................ $   34,393   $   40,633
 Accounts and notes receivable, net...................    291,485      399,136
 Inventories..........................................    281,170      359,531
 Deferred income taxes................................     42,662       47,063
 Other assets.........................................     63,655       54,847
                                                       ----------   ----------
    Total current assets..............................    713,365      901,210
PROPERTY, PLANT AND EQUIPMENT, net....................    291,531      354,172
GOODWILL, net.........................................    704,713      739,468
OTHER ASSETS..........................................     84,379       60,181
                                                       ----------   ----------
    TOTAL ASSETS...................................... $1,793,988   $2,055,031
                                                       ==========   ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Short-term debt...................................... $   23,701   $   31,467
 Current maturities of long-term debt.................     28,895       31,450
 Accounts payable.....................................    242,534      260,208
 Accrued expenses.....................................    249,546      242,347
 Income taxes payable.................................      9,870       24,448
                                                       ----------   ----------
    Total current liabilities.........................    554,546      589,920
LONG-TERM DEBT........................................    465,163      627,550
DEFERRED INCOME TAXES.................................        673          941
POSTRETIREMENT BENEFITS, OTHER THAN PENSIONS               14,014       14,284
OTHER LIABILITIES.....................................    103,301       77,221
                                                       ----------   ----------
    Total liabilities.................................  1,137,697    1,309,916
                                                       ----------   ----------
MINORITY INTEREST.....................................      1,651        2,058
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
 Preferred stock, $.01 par value, 25,000,000
   shares authorized, no shares issued or outstanding.         --           --
 Common stock, $.01 par value, 200,000,000 shares
   authorized, 60,690,198 shares and 60,368,599
   shares issued for 2001 and 2000, respectively......        607           604
 Additional paid-in capital...........................    372,877       372,690
 Retained earnings....................................    383,566       447,377
 Accumulated other comprehensive loss.................    (68,278)      (37,074)
 Deferred compensation ...............................     (3,710)       (6,457)
 Treasury stock, at cost, 2,980,846 shares and
   3,332,784 shares for 2001 and 2000,respectively....    (30,422)      (34,083)
                                                       ----------   -----------
    Total stockholders' equity                            654,640       743,057
                                                       ----------   -----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........ $1,793,988    $2,055,031
                                                       ==========    ==========

      The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2001, 2000 and 1999
(In thousands, except per share data)

                                                  For the Years Ended December 31,
                                               ------------------------------------------
                                                  2001          2000               1999
                                                  ----          ----               ----

NET SALES..................................... $3,119,691     $3,247,357      $2,361,667
COST OF GOODS SOLD............................  2,190,041      2,228,046       1,617,332
                                               ----------     ----------      ----------
   Gross profit...............................    929,650      1,019,311         744,335
OPERATING EXPENSES:
 Selling, general and administrative expense..    857,173        855,600         588,388
 Restructurings ..............................     73,173          5,100              --
                                               ----------     ----------      ----------
   (Loss) income from operations..............       (696)       158,611         155,947
INTEREST EXPENSE, net.........................     43,144         56,193          33,096
OTHER.........................................        431          1,842            (287)
MINORITY INTEREST.............................        125           (374)           (100)
                                               ----------     ----------      ----------
   (Loss) income before income taxes..........    (44,396)       100,950         123,238
(BENEFIT FROM) PROVISION FOR INCOME TAXES.....     (1,998)        41,892          50,084
                                               ----------     ----------      ----------
   Net (loss) income ......................... $  (42,398)    $   59,058      $   73,154
                                               ==========     ==========      ==========

REPORTED (LOSS) EARNINGS PER SHARE:
   Basic...................................... $    (0.75)    $     1.06      $     1.85
   Diluted.................................... $    (0.75)    $     1.05      $     1.81

      The accompanying notes are an integral part of these consolidated financial statements.

                                             LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                        For the Years Ended December 31, 2001, 2000 and 1999
                                               (In thousands, except per share data)

                                                                Common Stock
                                                           ----------------------
                                                                                      Additional
                                                              Shares                    Paid-In        Retained    Accumulated Other
                                                              Issued       Amount       Capital        Earnings   Comprehensive Loss
                                                            ---------     --------    ----------      ----------  ------------------

BALANCE AT DECEMBER 31, 1998 ..............................    35,547     $    355    $   32,889       $ 350,851      $   (8,512)
   Net income .............................................        --           --            --          73,154              --
   Dividends, $0.35 per share .............................        --           --            --         (14,154)
   Foreign currency translation adjustments ...............        --           --            --              --          (4,029)
   Minimum pension liability adjustments, net
      of tax provision of $626 ............................        --           --            --              --            (165)
   Deferred compensation ..................................        --           --            --              --              --
   Common stock repurchased ...............................        (8)          --          (152)             --              --
   Common stock issued ....................................    10,623          107       182,786              --              --
   Comprehensive income ...................................        --           --            --              --              --
                                                            ---------     --------    ----------       ---------      ----------
BALANCE AT DECEMBER 31, 1999 ..............................    46,162          462       215,523         409,851         (12,706)
   Net income .............................................        --           --            --          59,058              --
   Dividends, $0.38 per share .............................        --           --            --        (21,532)             --
   Foreign currency translation adjustments ...............        --           --            --              --         (23,418)
   Minimum pension liability adjustments, net
      of tax provision of $487 ............................        --           --            --              --            (950)
   Deferred compensation ..................................        --           --            --              --              --
   Common stock repurchased ...............................        --           --            --              --              --
   Common stock issued ....................................    14,207          142       157,167              --              --
   Comprehensive income ...................................        --           --            --              --              --
                                                            ---------     --------    ----------       ---------      ----------
BALANCE AT DECEMBER 31, 2000 ..............................    60,369          604       372,690         447,377         (37,074)
   Net loss ...............................................        --           --            --         (42,398)             --
   Dividends, $0.38 per share .............................        --           --            --         (21,413)             --
   Foreign currency translation adjustments ...............        --           --            --              --         (22,354)
   Minimum pension liability adjustments, net
      of tax provision of $3,558 ..........................        --           --            --              --          (5,801)
   Deferred compensation ..................................      (380)          (4)       (2,658)             --              --
   Derivatives, net of tax provision of $1,900 ............        --           --            --              --          (3,049)
   Common stock issued ....................................       701            7         2,845              --              --
   Comprehensive loss .....................................        --           --            --              --              --
                                                            ---------     --------    ----------       ---------      ----------
BALANCE AT DECEMBER 31, 2001 ..............................    60,690     $    607    $  372,877       $ 383,566      $  (68,278)
                                                            =========     ========    ==========       =========      ==========

                                                                          Treasury       Total
                                                              Deferred     Stock      Stockholders'   Comprehensive
                                                            Compensation  at Cost       Equity        Income (Loss)
                                                            ------------  --------    -------------   -------------

BALANCE AT DECEMBER 31, 1998 .............................. $      --     $     --    $  375,583              --
   Net income .............................................        --           --        73,154       $  73,154
   Dividends, $0.35 per share . ...........................        --           --       (14,154)             --
   Foreign currency translation adjustments ...............        --           --        (4,029)         (4,029)
   Minimum pension liability adjustments, net
      of tax provision of $626 ............................        --           --          (165)           (165)
   Deferred compensation ..................................    (2,848)          --        (2,848)             --
   Common stock repurchased ...............................        --      (12,386)      (12,538)             --
   Common stock issued ....................................        --           --       182,893              --
                                                                                                       ---------
   Comprehensive income ...................................        --           --            --       $  68,960
                                                            ---------     --------    ----------       =========
BALANCE AT DECEMBER 31, 1999 ..............................    (2,848)     (12,386)      597,896
   Net income .............................................        --           --        59,058       $  59,058
   Dividends, $0.38 per share .............................        --           --       (21,532)             --
   Foreign currency translation adjustments ...............        --           --       (23,418)        (23,418
   Minimum pension liability adjustments, net
           of tax provision of $487 .......................        --           --          (950)           (950)
   Deferred compensation ..................................    (3,609)          --        (3,609)             --
   Common stock repurchased ...............................        --      (25,316)      (25,316)             --
   Common stock issued ....................................        --        3,619       160,928              --
                                                                                                       ---------
   Comprehensive income ...................................        --           --            --       $  34,690
                                                            ---------     --------    ----------       =========
BALANCE AT DECEMBER 31, 2000 ..............................    (6,457)     (34,083)      743,057
   Net loss ...............................................        --           --       (42,398)      $ (42,398)
   Dividends, $0.38 per share .............................        --           --       (21,413)             --
   Foreign currency translation adjustments ...............        --           --       (22,354)        (22,354)
   Minimum pension liability adjustments, net
      of tax provision of $3,558 ..........................        --           --        (5,801)        (5,801)
   Deferred compensation ..................................     2,747         (214)         (129)             --
   Derivatives, net of tax provision of $1,900 ............        --           --        (3,049)         (3,049)
   Common stock issued ....................................        --        3,875         6,727              --
                                                                                                       ---------
   Comprehensive loss .....................................        --           --            --      $ (73,602)
                                                            ---------     --------    ----------       =========
BALANCE AT DECEMBER 31, 2001 .............................. $  (3,710)    $(30,422)   $  654,640
                                                            =========     ========    ==========

     The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2001, 2000 and 1999
(In thousands)

                                                                                   For the Years Ended December 31,
                                                                                -------------------------------------
                                                                                    2001          2000        1999
                                                                                    ----          ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net (loss) income............................................................  $  (42,398)   $  59,058    $  73,154
     Adjustments to reconcile net (loss) income to net cash
      provided by operating activities:
      Minority interest .......................................................         125         (374)        (100)
      Joint venture losses ....................................................          12        1,346        3,046
      Depreciation and amortization ...........................................      82,535       84,409       57,442
      Non-cash restructuring charges ..........................................      70,159           --           --
      Loss on disposal of equipment ...........................................       1,529        1,290          675
      Other ...................................................................      (2,124)      (1,066)         283
  Changes in assets and liabilities, net of effects of
     acquisitions and dispositions:
      Accounts and notes receivable ...........................................      87,806       93,347      (19,579)
      Inventories .............................................................      62,148       (3,324)      (9,289)
      Other current assets ....................................................     (16,350)      (1,171)      (6,793)
      Accounts payable ........................................................     (12,961)      31,046      (26,499)
      Accrued expenses ........................................................      (6,180)     (13,465)     (17,595)
      Deferred income taxes ...................................................      (7,757)     (21,030)       4,535
      Income taxes payable and receivable .....................................      (6,968)      23,284       18,263
      Long-term warranty, deferred income and other liabilities ...............       2,391       (8,257)      (6,966)
                                                                                 ----------    ---------    ---------
        Net cash provided by operating activities..............................     211,967      245,093       70,577
                                                                                 ----------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from the disposal of property, plant and
     equipment ................................................................       5,786        3,828          944
  Purchases of property, plant and equipment ..................................     (17,417)     (58,306)     (76,712)
  Investments in joint ventures ...............................................      (1,872)      (1,029)      (3,412)
  Acquisitions, net of cash acquired ..........................................     (19,394)    (247,373)    (333,739)
  Proceeds from the sale of businesses ........................................          --           --        5,490
                                                                                 ----------    ---------    ---------
        Net cash used in investing activities..................................     (32,897)    (302,880)    (407,429)
                                                                                 ----------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term borrowings (repayments) ..........................................      (6,120)      10,384      (37,722)
  Repayments of long-term debt ................................................     (28,475)     (42,890)     (58,346)
  Revolving long-term borrowings (repayments) .................................    (132,553)     143,671      319,561
  Sales of common stock .......................................................       3,886          790      141,895
  Repurchases of common stock .................................................        (214)     (25,316)     (12,538)
  Cash dividends paid .........................................................     (21,314)     (16,263)     (14,154)
                                                                                 ----------    ---------    ---------
          Net cash (used in) provided by financing activities .................    (184,790)      70,376      338,696
                                                                                 ----------    ---------    ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..............................      (5,720)      12,589        1,844
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS .........................        (520)      (1,130)      (1,059)
CASH AND CASH EQUIVALENTS, beginning of year ..................................      40,633       29,174       28,389
                                                                                 ----------    ---------    ---------
CASH AND CASH EQUIVALENTS, end of year ........................................  $   34,393    $  40,633    $  29,174
                                                                                 ==========    =========    =========
Supplementary disclosures of cash flow information:
  Cash paid during the year for:
     Interest .................................................................  $   48,682    $  52,675    $  33,981
                                                                                 ==========    =========    =========
     Income taxes .............................................................  $   11,398    $  44,922    $  43,938
                                                                                 ==========    =========    =========

     The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended December 31, 2001, 2000 and 1999

1.  Nature of Operations:

     Lennox International Inc., a Delaware corporation, and subsidiaries (the "Company" or "LII"), is a global designer, manufacturer and marketer of a broad range of products for the heating, ventilation, air conditioning and refrigeration ("HVACR") markets. The Company participates in five reportable business segments of the HVACR industry. The first segment is the North American residential market, in which LII manufactures and markets a full line of heating, air conditioning and hearth products for the residential replacement and new construction markets in the United States and Canada. The second segment is the North American retail market which includes sales and installation of, and maintenance and repair services for, HVACR equipment by LII-owned service centers in the United States and Canada. The third segment is the global commercial air conditioning market, in which LII manufactures and sells rooftop products and applied systems for commercial applications. The fourth segment is the global commercial refrigeration market, which consists of unit coolers, condensing units and other commercial refrigeration products. The fifth segment is the heat transfer market, in which LII designs, manufactures and sells evaporator and condenser coils, copper tubing and related manufacturing equipment to original equipment manufacturers and other specialty purchasers on a global basis. See Note 3 for financial information regarding the Company's reportable segments.

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

Cash Equivalents

     The Company considers all highly liquid temporary investments with original maturity dates of three months or less to be cash equivalents. Cash equivalents consist of investment grade securities and are stated at cost which approximates fair value. The Company earned interest income of $1.9 million, $2.9 million and $2.6 million for the years ended December 31, 2001, 2000 and 1999, respectively, which is included in interest expense, net in the accompanying Consolidated Statements of Income.

Accounts and Notes Receivable

     Accounts and notes receivable have been shown net of an allowance for doubtful accounts of $28.4 million and $23.8 million, and net of accounts receivable sold under an ongoing asset securitization arrangement of $143.1 million and $130.0 million as of December 31, 2001 and 2000, respectively. The Company has no significant credit risk concentration among its diversified customer base.

Inventories

     Inventory costs include applicable material, labor, depreciation and plant overhead. Inventories of $137.3 million and $181.2 million in 2001 and 2000, respectively, are valued at the lower of cost or market using the last-in, first-out (LIFO) cost method. The remaining portion of the inventory is valued at the lower of cost or market with cost being determined either on the first-in, first-out (FIFO) basis or average cost.

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

               Buldings and improvements      10 to 39 years
               Machinery and equipment        3 to 10 years

Goodwill and Other Intangible Assets

     Goodwill and other intangible assets have been recorded based on their fair value at the date of acquisition and are being amortized on a straight-line basis over periods generally ranging from thirty to forty years. As of December 31, 2001 and 2000, accumulated amortization was $83.3 million and $60.7 million, respectively.

     The Company periodically reviews long-lived assets and identifiable intangibles for impairment as events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. In order to assess recoverability, the Company compares the estimated expected future cash flows (undiscounted and without interest charges) identified with each long-lived asset or related asset grouping to the carrying amount of such assets. For purposes of such comparisons, portions of goodwill are attributed to related long-lived assets and identifiable intangible assets based upon relative fair values of such assets at acquisition. If the expected future cash flows do not exceed the carrying value of the asset or assets being reviewed, an impairment loss is recognized based on the excess of the carrying amount of the impaired assets over their fair value. As a result of these periodic reviews, there have been no adjustments to the carrying value of long-lived assets, identifiable intangibles, or goodwill in 2000 and 1999. Certain assets, including goodwill, of an Australian subsidiary were adjusted in 2001. (See Footnote 7).

Shipping and Handling

     Shipping and handling costs are included as part of Selling, General and Administrative Expense in the accompanying Consolidated Statements of Income in the following amounts (in thousands):

                              For the Years Ended December 31,
                           ------------------------------------
                             2001          2000          1999
                             ----          ----          ----
                           $123,186      $130,084      $116,169

Product Warranties

     A liability for estimated warranty expense is established by a charge against operations at the time products are sold. The subsequent costs incurred for warranty claims serve to reduce the product warranty liability. The Company recorded warranty expense of $27.2 million, $24.0 million and $21.5 million for the years ended December 31, 2001, 2000 and 1999, respectively.

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

      Total liabilities for estimated warranty expense are $61.9 million and $62.0 million as of December 31, 2001 and 2000, respectively, and are included in the following captions on the accompanying Consolidated Balance Sheets (in thousands):

                                                   December 31,
                                                -----------------
                                                2001        2000
                                                ----        ----
               Accrued expenses..............  $22,168    $23,359
               Other liabilities.............   39,734     38,624
                                               -------    -------
                                               $61,902    $61,983
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

Research and Development

     Research and development costs are expensed as incurred. The Company expended approximately $37.3 million, $36.5 million and $39.1 million for the years ended December 31, 2001, 2000 and 1999, respectively, for research and product development activities. Research and development costs are included in Selling, General and Administrative Expense on the accompanying Consolidated Statements of Income.

Advertising

     Production costs of commercials and programming are charged to operations in the period first aired. The costs of other advertising, promotion and marketing programs are charged to operations in the period incurred. Expense relating to advertising, promotions and marketing programs was $85.0 million, $82.8 million and $62.3 million for the years ended December 31, 2001, 2000 and 1999, respectively.

Translation of Foreign Currencies

     All assets and liabilities of foreign subsidiaries and joint ventures are translated into United States dollars using rates of exchange in effect at the balance sheet date. Revenues and expenses are translated at average exchange rates during the respective years. The unrealized translation gains and losses are accumulated in a separate component of stockholders' equity. Transaction (losses) gains included in Other in the accompanying Consolidated Statements of Income were $(433,000), $(1,842,000) and $287,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

Derivatives

     Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). The impact of adopting SFAS No. 133 was not significant. SFAS No. 133 requires that all derivative financial instruments be recognized as either assets or liabilities in the balance sheet and carried at fair value. Changes in fair value of these instruments are to be recognized periodically in earnings or stockholders' equity depending on the intended use of the instrument. Gains or losses on derivatives designated as fair value hedges are recognized in earnings in the period of change. Gains or losses on derivatives designated as cash flow hedges are initially reported as a component of other comprehensive income and later classified into earnings in the period in which the hedged item also affects earnings. The Company hedges its exposure to the fluctuation on the prices paid for copper and aluminum metals by purchasing futures contracts on these metals. Gains or losses recognized on the closing of these contracts negate the losses or gains realized through physical deliveries of these metals. Quantities covered by these commodity futures contracts are for less than actual quantities expected to be purchased. As of December 31, 2001, the Company had metals futures contracts maturing at various dates to June 30, 2003, for which the fair value was a liability of $3.8 million. These are hedges of forecasted transactions, and under SFAS No. 133, such contracts are to be considered cash flow hedges. Accordingly, the Company has recorded an after-tax charge to other comprehensive income (loss), a direct component of owner’s equity, of $2.3 million for the twelve months ended December 31, 2001. The charge to other comprehensive income (loss) will be reclassified into earnings when the related inventory is sold, generally within the next twelve months.

     The Company also hedges its exposure to fluctuations in foreign currency exchange rates incurred by its Australian subsidiary. This subsidiary manufactures sophisticated machine tools, which generally require long manufacturing and installation times and which generally are sold at prices denominated in the local currency of the purchasing entity. This exposure to the fluctuations in foreign currency exchange rates is hedged through the sale of futures contracts for the various currencies. Since the customers are not invoiced and payments are not received until the equipment has been installed and operating satisfactorily, the currency futures contracts are deemed to be cash flow hedges and as such are recorded at fair value with an offset to other comprehensive income (loss) until realized. Gains or losses on the currency futures are transferred from other comprehensive income (loss) to the income statement when the related equipment is sold, generally within three to six months. As of December 31, 2001, the Company had currency futures contracts maturing at various dates through December of 2002, for which the fair value was a liability of $1.1 million. Accordingly, $0.7 million, net of applicable income tax, has been charged to other comprehensive income (loss).

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

                                             For the Years Ended December 31,
                                          --------------------------------------
                                             2001          2000         1999
                                             ----          ----         ----
Net Sales
 North American residential.............. $1,201,151    $1,221,847   $1,174,166
 North American retail...................  1,002,564     1,053,235      218,093
 Commercial air conditioning.............    469,965       469,155      452,803
 Commercial refrigeration................    333,489       358,257      327,266
 Heat transfer¹..........................    215,104       246,750      219,995
 Eliminations............................   (102,582)     (101,887)     (30,656)
                                          ----------    ----------   ----------
                                          $3,119,691    $3,247,357   $2,361,667
                                          ==========    ==========   ==========

Income (Loss) from Operations
 North American residential²..........    $   74,480    $  109,053   $  128,842
 North American retail³...............       (48,802)       34,011       10,456
 Commercial air conditioning4.........        18,193        12,421       10,435
 Commercial refrigeration5............        24,779        31,102       25,915
 Heat transfer6.......................       (18,140)       14,971       12,592
 Corporate and other7.................       (51,123)      (39,673)     (30,241)
 Eliminations.........................           (83)       (3,274)      (2,052)
                                          ----------    ----------   ----------
                                          $     (696)   $  158,611   $  155,947
                                          ==========    ==========   ==========

¹The heat transfer segment had additional intersegment sales of $25,354, $20,987 and $22,493 in 2001, 2000 and 1999, respectively.
²Includes $8,183 restructuring charge in 2001.
³Includes $38,000 restructuring charge in 2001.
4Includes $5,985 restructuring charge in 2001.
5Includes $1,677 restructuring charge in 2001.
6Includes $17,229 restructuring charge in 2001.
7Includes $2,099 restructuring charge in 2001, and $5,100 restructuring charge in 2000.

                                                As of December 31,
                                          ---------------------------
                                              2001             2000
                                              ----             ----
Total Assets
 North American residential.............. $  475,494       $  529,492
 North American retail...................    702,451          800,719
 Commercial air conditioning.............    156,206          215,656
 Commercial refrigeration................    224,971          239,783
 Heat transfer...........................    125,083          149,813
 Corporate and other.....................    126,995          144,547
 Eliminations............................    (17,212)         (24,979)
                                          ----------       ----------
                                          $1,793,988       $2,055,031
                                          ==========       ==========

                                             For the Years Ended December 31,
                                          --------------------------------------
                                             2001              2000       1999
                                             ----              ----       ----
Capital Expenditures
 North American residential.............. $    7,299       $   20,467   $  16,313
 North American retail...................      1,595            9,365       1,507
 Commercial air conditioning.............      1,291           10,984       8,666
 Commercial refrigeration................      2,081            7,299       9,402
 Heat transfer...........................      1,103            5,224      16,388
 Corporate and other¹..................        4,048            4,967      24,436
                                          ----------       ----------   ---------
                                          $   17,417       $   58,306   $  76,712
                                          ==========       ==========   =========

¹The increase in corporate and other for 1999 is primarily due to an increase in expenditures related to the implementation of SAP and the  construction of headquarters offices.

                                             For the Years Ended December 31,
                                          --------------------------------------
                                             2001              2000       1999
                                             ----              ----       ----
Depreciation and Amortization
 North American residential.............. $   22,362       $   22,206   $  18,852
 North American retail...................     24,685           24,017       5,108
 Commercial air conditioning.............      6,535            7,927       7,556
 Commercial refrigeration................     11,066           11,990      11,437
 Heat transfer...........................     10,360           11,265       9,855
 Corporate and other.....................      7,527            7,004       4,634
                                          ----------       ----------   ---------
                                          $   82,535       $   84,409   $  57,442
                                          ==========       ==========   =========

The following table sets forth certain financial information relating to the Company's operations by geographic area (in thousands):

                                             For the Years Ended December 31,
                                          --------------------------------------
                                             2001          2000           1999
                                             ----          ----           ----
Net Sales to External Customers
 United States........................... $2,454,601    $2,559,835    $1,730,362
 Canada..................................    278,305       285,834       250,184
 International...........................    386,785       401,688       381,121
                                          ----------    ----------    ----------
   Total net sales to external customers. $3,119,691    $3,247,357    $2,361,667
                                          ==========    ==========    ==========

                                              As of December 31,
                                          ------------------------
                                             2001          2000
                                             ----          ----
 Long-Lived Assets
 United States........................... $  885,107    $  910,630
 Canada..................................     89,218        98,712
 International...........................    106,298       144,479
                                          ----------    ----------
   Total long-lived assets............... $1,080,623    $1,153,821
                                          ==========    ==========

4.  Inventories:

     Components of inventories are as follows (in thousands):

                                              As of December 31,
                                          ------------------------
                                              2001          2000
                                              ----          ----
Finished goods........................... $  179,965    $  216,547
Repair parts.............................     37,197        35,024
Work in process..........................     17,664        23,606
Raw materials............................     95,438       132,298
                                          ----------    ----------
                                             330,264       407,475
Reduction for last-in, first-out.........    (49,094)      (47,944)
                                          ----------    ----------
                                          $  281,170    $  359,531
                                          ==========    ==========

5.  Property, Plant and Equipment:

     Components of property, plant and equipment are as follows (in thousands):

                                              As of December 31,
                                          ------------------------
                                              2001          2000
                                              ----          ----
Land..................................... $   19,255    $   26,660
Buildings and improvements...............    178,817       179,646
Machinery and equipment..................    547,802       586,019
                                          ----------    ----------
          Total..........................    745,874       792,325
Less-accumulated depreciation............   (454,343)     (438,153)
                                          ----------    ----------
Property, plant and equipment, net....... $  291,531    $  354,172
                                          ==========    ==========

6.  Acquisitions:

1999 Service Centers

     Continuing a program started in 1998, in 1999, the Company acquired forty-six Retail Service Centers in Canada and thirty-three in the United States (the "1999 Service Centers"), bringing the total number acquired to ninety-three. The cost to acquire the 1999 Service Centers was $218.0 million, $209.1 million of which was paid in cash and $8.9 million of which was paid in shares of the Company's stock (802,723 shares).

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

Kirby

     In June 1999, the Company acquired the outstanding stock of James N. Kirby Pty. Ltd. ("Kirby"), an Australian manufacturer and distributor of refrigeration and heat transfer products. The purchase price of $65.5 million was paid in cash and in shares of the Company's common stock (650,430 shares) in the amounts of $49.4 million and $16.1 million, respectively, plus a contingent consideration based on the future value of LII stock. The acquisition was accounted for in accordance with the purchase method of accounting, and accordingly, the purchase price was allocated, based on fair value, to identifiable assets totaling $83.2 million and to liabilities totaling $56.7 million, with $39.0 million being allocated to goodwill, which is being amortized on a straight-line basis over 40 years.

     Since LII common stock did not trade at a price greater than $29.09 per share for five consecutive days during the period from June 2000 to June 2001, LII was obligated to pay the former owners the difference between the trading price for the last five days of that period and $29.09 on 577,500 shares. This payment of $11.3 million was made in July 2001 and was charged to goodwill.

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

     The following table presents the unaudited pro forma results as if the 1999 Service Centers, Livernois, Kirby and Excel had been acquired on January 1, 1999 (in thousands, except per share data):

                                              As of December 31,
                                          ------------------
                                                1999
                                                ----
 Net sales...............................    $2,718,293
 Net income..............................        83,693
 Basic earnings per share................          2.06
 Diluted earnings per share..............          2.02

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

2000 Service Centers

     In 2000, the Company acquired ten Retail Service Centers in the United States and three Service Centers in Canada (the "2000 Service Centers") for a total price of approximately $60.0 million in cash. In addition, approximately $21.7 million in contingent considerations was paid in 2000 related to Service Centers acquired in 1999. Of this $21.7 million, $6.2 million was in the form of 558,835 shares of the Company's common stock. The purchase of the Service Centers in 2000 and the additional payments on the 1999 Service Centers were accounted for under the purchase method of accounting. In 2000, $85.4 million was allocated to goodwill, which is being amortized on a straight-line basis over 40 years. The results of operations of the 2000 Service Centers have been fully consolidated with those of the Company since the respective dates of acquisition.

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

     The following table presents the unaudited pro forma results as if Service Experts Inc., the 2000 Service Centers and the remaining ownership of Europe had been acquired January 1, 1999 (in thousands, except per share data ):

                                              As of December 31,
                                          ------------------------
                                             2000          1999
                                             ----          ----
 Net Sales............................... $3,296,231    $2,983,517
 Net Income..............................     59,975        68,193
 Basic earnings per share................      1.07          1.30
 Diluted earnings per share..............      1.07          1.28

2001 Service Centers

     No additional Retail Service Centers were acquired in 2001; however, contingent consideration of $8.1 million was paid to former owners of certain centers. This amount was charged to goodwill.

7.  Restructuring Charges

     The Company recorded pre-tax restructuring charges in 2001 totaling $73.2 million. These charges are shown as part of Operating Expenses in the accompanying Consolidated Statements of Income. The restructuring charges are related to closures of manufacturing plants in Toronto, Ontario, Canada and Brookvale, NSW, Australia which are scheduled to occur in the first quarter of 2002. Charges were also recorded for closing and consolidating a distribution facility in the U.S., for office consolidation of the Company's corporate headquarters, for elimination of excess manufacturing capacity in Europe and for final close-down costs for its Mexico sales operation, as they exceeded original estimates. These restructuring charges also included the closure of certain retail centers in the third quarter of 2001 and the merger of certain other retail centers in 2001 and 2002.

      The restructuring charges are summarized as follows (in thousands):

                                                       Asset                                  December 31, 2001
                              2nd Quarter 2001    Write-Downs, Net   Payments   Adjustments    Reserve Balance
                              ----------------    ----------------   --------   -----------   -----------------
 Severance and Benefits.....    $   4,800            $      --       $  2,518    $   2,282      $      --
 Asset Write-Downs..........       21,100               25,400         (1,512)      (2,788)            --
 Contract Exit Costs........       12,100                   --          1,606        3,014          7,480
                                ---------            ---------       --------    ---------        -------
   Total ...................    $  38,000            $  25,400       $  2,612    $   2,508        $ 7,480
                                =========            =========       ========    =========        =======

                                                       Asset                                  December 31, 2001
                              4th Quarter 2001    Write-Downs, Net   Payments   Adjustments    Reserve Balance
                              ----------------    ----------------   --------   -----------   -----------------
 Severance and Benefits.....    $   6,023            $      --       $    402    $      --     $    5,621
 Asset Write-Downs..........       21,591               21,591             --           --             --
 Contract Exit Costs........        7,559                   --             --           --          7,559
                                ---------            ---------       --------    ----------     ---------
   Total ...................    $  35,173            $  21,591       $    402    $      --     $   13,180
                                =========            =========       ========    ==========     =========

     Severance and Benefits includes amounts paid to, or anticipated to be paid to, 177 salaried and 536 hourly employees that were either terminated or notified of impending termination as of December 31, 2001.

8. Long-Term Debt and Lines of Credit:

      Long-term debt at December 31 consists of the following (in thousands):

                                                                                          2001          2000
                                                                                          ----          ----
Floating rate revolving loans payable in 2004, currently at 3.7%....................    $212,700      $341,670
6.98% promissory notes, payable $11,111 annually, 2002 through 2008.................      77,778        88,889
7.31% promissory note, payable $10,000 annually in 2004 and 2005....................      20,000        20,000
6.81% promissory notes, payable in 2005.............................................      25,000        25,000
7.00% promissory notes, payable in 2008.............................................      50,000        50,000
8.25% promissory note, payable in 2010..............................................      35,000        35,000
8.00% promissory note, payable in 2005..............................................      25,000        25,000
Promissory notes with options to convert to common stock, payable $3,451 in 2002,
$1,719 in 2003 and $128 in 2004 with interest rates ranging from 5.22% to 5.96%....        5,298         8,448
Promissory note, payable in 2002....................................................       9,312        18,868
Long-term debt of European subsidiary with interest rates ranging from 3.6% to 6.5%.       5,247         7,665
Floating rate term loan, currently at 5.8%, payable $2,552 in 2002 and 2003, and
$5,104 in 2004......................................................................      10,208        15,646
Floating rate revolver loan, currently at 5.8% payable in 2004 .....................      16,842        19,782
Capitalized lease obligations and other.............................................       1,673         3,032
                                                                                        --------      --------
                                                                                         494,058       659,000
 Less current maturities............................................................     (28,895)      (31,450)
                                                                                        --------      --------
                                                                                        $465,163      $627,550
                                                                                        ========      ========

     At December 31, 2001 the aggregate amounts of required principal payments on long-term debt are as follows (in thousands):

                         2002...........................   $  28,895
                         2003...........................      16,416
                         2004...........................     256,548
                         2005...........................      72,079
                         2006...........................      11,423
                         Thereafter.....................     108,697
                                                           ---------
                                                           $ 494,058
                                                           =========

     The Company has bank lines of credit aggregating $505 million, of which $253 million was borrowed and outstanding, and $34 million was committed to standby letters of credit at December 31, 2001. The remaining $218 million was available for future borrowings, subject to covenant limitations. Included in the lines of credit are a $300 million and a $137.5 million domestic facility governed by revolving credit facility agreements between the Company and syndicates of banks. The facilities contain certain financial covenants and bear interest, at the Company's option, at a rate equal to either (a) the greater of the bank's prime rate or the federal fund's rate plus 0.5% or (b) the London Interbank Offered Rate plus a margin equal to 0.5% to 2.25%, depending upon the ratio of total funded debt to EBITDA. The Company pays a commitment fee equal to 0.10% to 0.30% of the unused commitment, depending upon the ratio of total funded debt to EBITDA. The agreements provide restrictions on the Company's ability to incur additional indebtedness, encumber its assets, sell its assets, or pay dividends.

     Under an on-going asset securitization arrangement, the Company had, at December 31, 2001, sold $143.1 million of receivables on a non-recourse basis. The accounts receivable that were sold are shown as a reduction of accounts and notes receivable, in the accompanying Consolidated Balance Sheets. The discount incurred in the sale of such receivables of $6.8 million is included as part of Selling, General and Administrative Expense in the accompanying Consolidated Statements of Income.

9. Income Taxes:

     The income tax provision (benefit) consisted of the following (in thousands):

                                                                     For the Years Ended December 31,
                                                                  ---------------------------------------
                                                                    2001           2000            1999
                                                                    ----           ----            ----
Current:
   Federal............................................            $  6,247      $ 34,044        $ 36,089
   State..............................................              (3,767)        2,493           1,561
   Foreign............................................               4,218         6,660           6,918
                                                                  --------      --------        --------
      Total current...................................               6,698        43,197          44,568
                                                                  --------      --------        --------

Deferred:
   Federal                                                          (4,604)       (3,566)          3,914
   State..............................................                (580)         (201)            330
   Foreign............................................              (3,512)        2,462           1,272
                                                                  --------      --------        --------
      Total deferred..................................              (8,696)       (1,305)          5,516
                                                                  --------      --------        --------
      Total income tax (benefit) provision............            $ (1,998)     $ 41,892        $ 50,084
                                                                  ========      ========        ========

     The tax provision without restructuring would have been $14.6 million in 2001.

     The difference between the income tax provision computed at the statutory federal income tax rate and the financial statement provision for taxes is summarized as follows (in thousands):

                                                                    2001          2000           1999
                                                                     ----          ----           ----
(Benefit) provision at the U.S. statutory rate of 35%............ $(15,536)     $ 35,332        $ 43,133
Increase (reduction) in tax expense resulting from:
State income tax, net of federal income tax benefit..............   (2,832)        1,485           1,232
   Foreign losses not providing a current benefit................       --         4,954           2,282
   Goodwill and other permanent items............................    9,630         3,243           2,292
   Foreign taxes at rates other than 35% and miscellaneous other..   6,740        (3,122)          1,145
                                                                  --------      --------        --------
   Total income tax (benefit) provision ......................... $ (1,998)     $ 41,892        $ 50,084
                                                                  ========      ========        ========

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

     Deferred tax assets (liabilities), as determined under the provisions of SFAS No. 109, "Accounting for Income Taxes," were comprised of the following at December 31 (in thousands):

                                                                     2001           2000
                                                                     ----           ----
Gross deferred tax assets:
   Warranties................................................     $ 24,473      $  23,288
   Foreign NOLs..............................................       20,230         22,328
   Postretirement and pension benefits.......................        6,500          3,736
   Inventory reserves........................................        7,364          9,905
   Receivable allowance......................................        8,396          6,812
   Compensation reserves.....................................       15,986         16,809
   Deferred income...........................................        8,058          7,547
   Insurance Reserves........................................        7,912          2,356
   Other.....................................................       14,718          8,624
                                                                  --------      ---------
     Total deferred tax assets...............................      113,637        101,405
     Valuation allowance.....................................      (14,803)       (18,490)
                                                                  --------      ---------
     Total deferred tax assets, net of valuation allowance...       98,834         82,915
                                                                  --------      ---------
Gross deferred tax liabilities:
   Depreciation..............................................      (22,977)       (21,425)
   Intangibles...............................................       (9,276)        (5,143)
   Other.....................................................       (9,663)        (6,924)
                                                                  --------      ---------
     Total deferred tax liabilities..........................      (41,916)       (33,492)
                                                                  --------      ---------
Net deferred tax assets......................................     $ 56,918      $  49,423
                                                                  ========      =========

     The Company has net operating loss carryforwards which expire at various dates in the future. The deferred tax asset valuation allowance relates primarily to the operating loss carryforwards in Europe and Canada. The net change in the deferred tax asset valuation reserve for the year ended December 31, 2001 was a decrease of $3.7 million. The decrease is primarily the result of utilized foreign loss carryforwards.

     No provision has been made for income taxes which may become payable upon distribution of the foreign subsidiaries' earnings since management considers substantially all of these earnings permanently invested. As of December 31, 2001, the unrecorded deferred tax liability related to the undistributed earnings of the Company's foreign subsidiaries was insignificant.

10. Current Accrued Expenses:

     Significant components of current accrued expenses are as follows (in thousands):

                                                December 31,
                                          -----------------------
                                              2001         2000
                                              ----         ----
 Accrued wages............................$   64,376    $  65,209
 Accrued warranties.......................    22,168       23,359
 Other....................................   163,002      153,779
                                          ----------    ---------
   Total current accrued expenses........ $  249,546    $ 242,347
                                          ==========    =========

11. Employee Benefit Plans:

Profit Sharing Plans

     The Company maintains noncontributory profit sharing plans for its eligible domestic salaried employees. These plans are discretionary as the Company's contributions are determined annually by the Board of Directors. Provisions for contributions to the plans amounted to $5.0 million, $7.2 million and $15.0 million in 2001, 2000 and 1999, respectively.

Employee Benefits Trust

     The Company also has an Employee Benefits Trust (the "Trust") to provide eligible employees of the Company, as defined, with certain medical benefits. Trust contributions are made by the Company as defined by the Trust agreement.

Employee Stock Purchase Plan

     The Company has an employee stock purchase plan for which 2,575,000 shares of common stock have been reserved. The shares are offered for sale to employees only, through payroll deductions, at prices equal to 85% of the lesser of the fair market value of the Company's common stock on the first day of the offering period or the last day of the offering period. Under the plan, participating employees purchased 676,660 and 653,619 shares in 2001 and 2000, respectively.

Pension and Postretirement Benefit Plans

     The Company has domestic and foreign pension plans covering substantially all employees. The Company makes annual contributions to the plans equal to or greater than the statutory required minimum. The Company also maintains an unfunded postretirement benefit plan which provides certain medical and life insurance benefits to eligible employees. The pension plans are accounted for under provisions of SFAS No. 87, "Employers' Accounting for Pensions." The postretirement benefit plan is accounted for under the provisions of SFAS No. 106,

     “Employers' Accounting for Postretirement Benefits Other than Pensions.” The following table sets forth amounts recognized in the Company's financial statements and the plans' funded status (in thousands):

                                                    Pension Benefits          Other Benefits
                                                  ---------------------    --------------------
                                                    2001         2000        2001        2000
                                                    ----         ----        ----        ----
Changes in benefit obligation:
  Benefit obligation at beginning of year........ $ 150,652   $ 140,520    $ 17,507    $ 17,377
  Service cost...................................     5,152       4,339         532         593
  Interest cost..................................    11,018      10,238       1,269       1,125
  Plan participants' contributions...............       131         128       1,823       1,579
  Amendments.....................................     2,502       1,025          --          --
  Actuarial (gain)/loss..........................     3,549       3,497       3,412         642
  Exchange rate changes..........................        --          --          --         --
  Benefits paid..................................    (9,674)     (9,095)     (3,973)     (3,810)
                                                  ---------   ---------    --------    --------
  Benefit obligation at end of year..............   163,330     150,652      20,570      17,506
                                                  ---------   ---------    --------    --------
Changes in plan assets:
  Fair value of plan assets at beginning of year.   155,486     163,987          --          --

  Actual return on plan assets...................    (7,569)     (4,073)         --          --
  Employer contribution..........................     4,704       4,488       2,150       2,231
  Plan participants' contributions...............       131         128       1,823       1,579
  Actuarial (loss)/gain..........................      (787)       (690)         --          --
  Benefits paid..................................    (8,595)     (8,354)     (3,973)     (3,810)
                                                  ---------   ---------    --------    --------
  Fair value of plan assets at end of year.......   143,370     155,486          --          --
                                                  ---------   ---------    --------    --------
Funded status....................................   (19,960)      4,834     (20,570)    (17,506)
  Unrecognized actuarial (gain)/loss.............    21,493      (6,216)      4,211         454
  Unrecognized prior service cost................     9,506       9,268       1,235       1,323
  Unrecognized net obligation....................       373         500          --          --
                                                  ---------   ---------    --------    --------
Net amount recognized............................ $  11,412   $   8,386    $(15,124)   $(15,729)
                                                  =========   =========    ========    ========
Amounts recognized in the consolidated balance sheets consist of:

  Prepaid benefit cost........................... $  15,410    $ 20,783    $     --    $     --
  Accrued benefit liability......................   (26,933)    (18,056)    (15,124)    (15,729)
  Intangible assets..............................    10,418       2,501          --          --
  Accumulated other comprehensive loss...........    12,517       3,158          --          --
                                                  ---------    --------    --------    --------
  Net amount recognized.......................... $  11,412    $  8,386    $(15,124)   $(15,729)
                                                  =========    ========    ========    ========
Weighted-average assumptions as of December 31:
  Discount rate..................................    7.75%       7.75%       7.50%       7.75%
  Expected return on plan assets.................    9.50        9.50          --          --
  Rate of compensation increase..................    4.00        4.00          --          --

     For measurement purposes, a 10% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2001. The rate was assumed to decrease gradually to 5.0% by 2006 and remain at that level thereafter.

                                            Pension Benefits (in thousands)             Other Benefits (in thousands)
                                          ----------------------------------     ------------------------------------
                                             2001        2000         1999           2001          2000        1999
                                             ----        ----         ----           ----          ----        ----
Components of net periodic
benefit cost:

 Service cost...........................  $  5,152   $   4,339     $   4,446     $      532     $     593     $   556
 Interest cost..........................    11,018      10,238         9,596          1,269         1,125       1,125
 Expected return on plan assets.........   (14,895)    (13,819)      (12,344)            --            --          --
 Amortization of prior service cost.....       673         649           730             88          (173)       (173)
 Recognized actuarial (gain)/loss.......      (130)       (199)          100           (345)         (155)     (1,304)
 Recognized transition obligation ......       129         129           106             --            --          --
 Curtailment............................       661          --            --             --            --          --
                                          --------   ---------     ---------     ----------     ---------     -------
 Net periodic benefit cost..............  $  2,608   $   1,337     $   2,634     $    1,544     $   1,390     $   204
                                          ========   =========     =========     ==========     =========     =======

     The benefit obligation and fair value of plan assets for the pension plans with benefit obligations in excess of plan assets were approximately $86,336,000 and $58,936,000, respectively, as of December 31, 2001, and $33,777,000 and $12,863,000 respectively, as of December 31, 2000.

     Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects (in thousands):

                                                                   1-Percentage-      1-Percentage-
                                                                   Point Increase     Point Decrease
                                                                   --------------     --------------
 Effect on total of service and interest cost components........      $    259           $  (224)
 Effect on the post-retirement benefit obligation...............         2,363            (2,128)

12. Stock-Based Compensation Plans:

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

                                                     Years Ended December 31
                                                  ------------------------------
                                                    2001       2000      1999
                                                    ----       ----      ----
Net (loss) income:                  As reported   $(42,398)   $59,058   $73,154
                                    Pro forma      (45,793)    56,252    71,864
Basic (loss) earnings per share:    As reported   $  (0.75)   $  1.06   $  1.85
                                    Pro forma        (0.81)      1.01      1.81
Diluted (loss) earnings per share:  As reported   $  (0.75)   $  1.05   $  1.81
                                    Pro forma        (0.81)      1.00      1.77

     Because the method of accounting under SFAS No. 123 has not been applied to options or awards granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

     Under the 1998 Incentive Plan, the Company is authorized to issue options for 11,154,706 shares of common stock. As of December 31, 2001, 11,448,919 shares of common stock have been granted and 2,070,231 shares have been cancelled or repurchased. Consequently, as of December 31, 2001, there are 1,776,018 shares available for grant. Under the 1998 Incentive Plan, the exercise price equals the stock's fair value on the date of grant. The 1998 Incentive Plan options granted prior to 1998 vest on the date of grant. Beginning in 1998, the 1998 Incentive Plan options vest over three years. The 1998 Incentive Plan options issued prior to December 2000 expire after ten years, with options issued in December 2000 expiring after seven years.

     The Company, in connection with the acquisition of Service Experts Inc., assumed 416,059 outstanding stock options which are outstanding and fully vested.

     A summary of option activity follows (in thousands, except per share data):

                                                               Years Ended December 31,
                                    ----------------------------------------------------------------------------
                                         2001                          2000                        1999
                                         ----                          ----                        ----
                                             Weighted Average              Weighted Average            Weighted Average
                                    Shares     Exercise Price   Shares      Exercise Price   Shares     Exercise Price
                                    ------   ----------------   ------     ----------------  ------    ----------------
Outstanding at beginning of year... 8,068          $11.97        5,553          $12.47        3,798        $12.92
Granted............................   145            9.83        2,356            8.22        1,915         11.27
Exercised..........................  (161)           7.44         (101)           7.84         (157)         8.40
Forfeited..........................  (776)          11.53         (156)          14.42           (3)        19.03
Additional shares reserved.........    --              --          416           26.35           --            --
                                    -----          ------        -----          ------        -----        ------
Outstanding at end of year......... 7,276          $12.08        8,068          $11.97        5,553        $12.47
                                    =====          ======        =====          ======        =====        ======
Exercisable at end of year......... 5,258          $13.24        4,216          $13.78        2,952        $11.77
                                    =====          ======        =====          ======        =====        ======
Fair value of options granted......                $ 3.96                       $ 1.21                     $ 3.83
                                                   ======                       ======                     ======

     The following table summarizes information about stock options outstanding at December 31, 2001 (in thousands, except per share data):

                                             Options Outstanding                         Options Exercisable
                          -------------------------------------------------------     -----------------------------
                                          Weighted-Average       Weighted-Average                   Weighted-Average
   Range of                 Number      Remaining Contractual     Exercise Price        Number       Exercise Price
   Exercise Prices        Outstanding       Life (Years)             per Share        Exercisable      per Share
   -------------------    ------------   ---------------------   ----------------     ------------  ----------------
 $7.28 - $7.88..........     1,144                4                   $  7.52             1,016          $  7.48
 $8.19..................     1,837                6                      8.19               612             8.19
 $9.50 - $11.56.........     1,686                8                     11.02             1,032            11.14
 $13.21 - $19.77........     2,411                6                     15.96             2,400            15.98
 $24.91 - $49.63........       198                6                     36.20               198            36.20
                             -----                -                   -------             -----          -------
   Total................     7,276                6                    $12.08             5,258          $ 13.24
                             =====                =                    ======             =====          =======

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                              December 31,
                                   --------------------------------
                                   2001         2000        1999
                                   ----         ----        ----
   Expected dividend yield.......   4.0%         4.0%        4.0%
   Risk-free interest rate.......   4.88%        5.35%       6.5%
   Expected volatility...........  40.0%        46.6%       19.0%
   Expected life (in years)......    7            7          10

Performance Share Plan

     The Company has a long-term incentive plan, the Lennox International Inc. Performance Share Plan (the "Performance Share Plan"). Under the Performance Share Plan, performance shares are awarded (the "Fixed Performance Awards") to certain employees at the discretion of the Board of Directors as of the beginning of each fiscal year. After ten years of employment (the Vesting Period"), the Fixed Performance Awards are converted to an equal number of shares of the Company's common stock. If certain pre-defined performance measures are met by the Company over a three-year period, the Vesting Period is accelerated from ten years to three years for 25% to 100% of the Fixed Performance Awards granted, depending on the Company's performance. Compensation expense is measured based on the market price of the stock at date of grant and is recognized on a straight-line basis over the performance period. The weighted-average grant-date fair values for Fixed Performance Awards granted in 2000 were $8.52 and in 1999 were $18.75 per share. No Fixed Performance Awards were granted in 2001. The 60,690,198 shares of common stock issued as of December 31, 2001 include 1,083,763 shares which represent Fixed Performance Awards that have not yet vested and 62,960 shares which represent Fixed Performance Awards which have vested but have not been converted to shares of the Company's common stock.

     The Company also has a Variable Performance Share Plan (the "Variable Performance Share Plan"). Under the Variable Performance Share Plan, plan participants may also earn additional shares of the Company's common stock (the "Variable Performance Awards"). The number of additional shares can range from 0% to 100% of the Fixed Performance Awards granted, depending on the Company's performance over a three-year period. There are no additional vesting requirements once the Variable Performance Awards have been earned. Compensation expense is measured by applying the market price of the Company's stock at the end of the period to the number of Variable Performance Awards that are expected to be earned. Such expense is recognized over the performance period. As of December 31, 2001, no Variable Performance Awards were expected to be earned in future periods.

13. Commitments and Contingencies:

Operating Leases

     The Company has various leases relating principally to the use of operating facilities. Rent expense for 2001, 2000 and 1999 was approximately $69.9 million, $67.3 million and $38.4 million, respectively.

     The approximate minimum commitments under all noncancelable leases at December 31, 2001, are as follows (in thousands):

              2002..............................    $ 57,034
              2003..............................      37,172
              2004..............................      28,656
              2005..............................      19,999
              2006..............................      15,415
              Thereafter........................      67,079
                                                    --------
                                                    $225,355

Litigation

     The Company is involved in various claims and lawsuits incidental to its business. In the opinion of management, these claims and suits in the aggregate will not have a material adverse effect on the Company's business, financial condition, liquidity or results of operations.

14. Earnings Per Share:

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

                                                                          Years Ended December 31,
                                                                     --------------------------------
                                                                        2001         2000       1999
                                                                        ----         ----       ----
Net (loss) income...............................................     $(42,398)     $59,058     $73,154
                                                                     =========     =======     =======
Weighted average shares outstanding.............................       56,225       55,941      39,615
Effect of diluted securities attributable to stock options and
performance share awards........................................          --           336         904
                                                                     --------      -------     -------
Weighted average shares outstanding, as adjusted................       56,225       56,277      40,519
                                                                     --------      -------     -------
Diluted (loss) earnings per share...............................     $  (0.75)     $  1.05     $  1.81
                                                                     ========      =======     =======

     Options to purchase 4,528,180 shares of common stock at prices ranging from $10.31 to $49.63 per share, options to purchase 5,061,136 shares of common stock at prices ranging from $7.88 to $49.63 per share and 1,039,251 shares of common stock at $19.03 per share were outstanding for the years ended December 31, 2001, 2000 and 1999, respectively, but were not included in the diluted earnings per share calculation because the assumed exercise of such options would have been anti-dilutive.

15. Quarterly Financial Information (unaudited):

Financial Results (in thousands)

                                             Net Sales                   Gross Profit         Net (Loss) Income
                                     ------------------------     ----------------------     --------------------
                                        2001           2000         2001         2000          2001         2000
                                        ----           ----         ----         ----          ----         ----
 First Quarter.....................  $  715,966    $  716,324     $213,585    $  223,905     $(10,248)    $ 5,740
 Second Quarter....................     848,346       894,200      265,138       291,860       (7,011)     32,277
 Third Quarter.....................     826,849       857,618      251,673       270,562       15,179      12,386
 Fourth Quarter....................     728,530       779,215      199,254       232,984      (40,318)      8,655
                                     ----------    ----------     ---------   ----------     ---------    -------
   Fiscal Year.....................  $3,119,691    $3,247,357     $929,650    $1,019,311     $(42,398)    $59,058
                                     ==========    ==========     ========    ==========     ========     =======

                                                Basic                    Diluted
                                            Earnings per                Earnings per           Dividends per
                                            Common Share                Common Share           Common Share
                                     ------------------------     ----------------------     --------------------
                                          2001         2000         2001          2000         2001        2000
                                          ----         ----         ----          ----         ----        ----
 First Quarter.....................  $    (0.18)   $      .10     $  (0.18)   $      .10     $   .095     $  .095
 Second Quarter....................       (0.12)          .56        (0.12)          .56         .095        .095
 Third Quarter.....................        0.27           .22         0.27           .22         .095        .095
 Fourth Quarter....................       (0.72)          .16        (0.72)          .16         .095        .095
                                     ----------    ----------     --------    ----------     --------     -------
   Fiscal Year.....................  $    (0.75)   $     1.06     $  (0.75)   $     1.05     $   0.38     $  0.38
                                     ==========    ==========     ========    ==========     ========     =======

Stock Prices

                                         Price Range Per Common Share
                                     -----------------------------------
                                           2001                2000
                                           ----                ----
                                      High      Low       High      Low
                                      ----      ---       ----      ---
 First Quarter.....................  $12.02    $8.25     $10.63    $8.69
 Second Quarter....................  $10.90    $9.16     $15.13    $7.88
 Third Quarter.....................  $10.87    $7.95     $15.00    $9.00
 Fourth Quarter....................  $ 9.91    $8.62     $ 9.50    $6.81
                                     ------    -----     ------    -----
   Fiscal Year.....................  $12.02    $7.95     $15.13    $6.81
                                     ======    =====     ======    =====

16. Treasury Stock:

     On November 1, 1999, the Company's Board of Directors authorized the purchase of up to 5,000,000 shares of the issued and outstanding common stock. As of December 31, 2001 the Company had purchased 3,587,300 of such shares at a total cost of $37.7 million. There were no outstanding commitments as of December 31, 2001 to repurchase the remaining 1,412,700 shares. When treasury shares are reissued, any difference between the average acquisition cost of the shares and the proceeds from reissuance is charged or credited to additional paid-in capital.

17. Recent Accounting Pronouncements:

     Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," ("SFAS No. 142") becomes effective for the company on January 1, 2002. SFAS No. 142 requires that goodwill and other intangible assets with an indefinite useful life no longer be amortized as expenses of operations, but rather carried on the balance sheet as permanent assets. These intangible assets are to be subject to at least annual assessments for impairment by applying a fair-value-based test. Amortization of goodwill and other indefinite-lived intangible assets amounted to $18.7 million ($16.3 million on an after-tax basis) for 2001. These expense amounts, under SFAS No. 142, will not be recorded in years after 2001.

     The Company is currently evaluating the fair value of its operations in which goodwill and other indefinite-lived intangibles have been recorded. This evaluation is being conducted in consultation with independent valuation advisors. The preliminary indications are that the Company will record an impairment charge as a cumulative effect of a change in accounting principle in the first quarter of 2002. This charge is estimated to range from $250 million to $300 million, subject to independent auditors' review.

     Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") also becomes effective for the Company on January 1, 2002. SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. This statement supersedes SFAS 121; however, this statement retains the fundamental provisions of SFAS 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. This Statement also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for segments of a business to be disposed of. The Company does not believe that the adoption of SFAS 144 will have a material effect on its financial position or results of operations.

18. Related Party Transactions:

     John W. Norris, Jr., LII's Chairman of the Board, David H. Anderson, Richard W. Booth, Thomas W. Booth and David V. Brown, each a director of Lennox, as well as other LII stockholders, who may be immediate family members of the foregoing persons, are, individually or through trust arrangements, members of AOC Land Investment, L.L.C. AOC Land Investment L.L.C. owns 70% of AOC Development II, L.L.C., which owns substantially all of One Lake Park, L.L.C. LII is leasing part of an office building owned by One Lake Park, L.L.C. for use as the LII corporate headquarters. The lease, initiated in 1999, has a term of 25 years and the lease payments for 2001 totaled approximately $2.7 million. LII also leases a portion of Lennox Center, a retail complex owned by AOC Development, L.L.C., for use as offices. The lease, initiated in 2000, has a term of three (3) years and the lease payments for 2001 totaled approximately $122,580. AOC Land Investment, L.L.C. also owns 70% of AOC Development, L.L.C. LII believes that the terms of its leases with One Lake Park L.L.C. and AOC Development, L.L.C. are comparable to terms that could be obtained from unaffiliated third parties.

19. Stock Rights:

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

20. Fair Value of Financial Instruments:

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information contained under the captions "Proposal 1: Election of Directors" and "Ownership of LII Common Stock" in the Company's definitive Proxy Statement for the Company's Annual Meeting of Stockholders to be held May 17, 2002 (the "Proxy Statement") is incorporated herein by reference in response to this item. See Item 1 above for information concerning executive officers.

ITEM 11. EXECUTIVE COMPENSATION

     Information required by Item 11 is specifically incorporated herein by reference to the Proxy Statement. Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referenced in Item 402(a)(8) of Regulation S-K and specifically incorporated by reference into any other filings of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information contained under the captions "Proposal 1: Election of Directors" and "Ownership of LII Common Stock" in the Proxy Statement is incorporated herein by reference in response to this item.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information contained under the caption "Certain Relationships and Related Party Transactions" in the Proxy Statement is incorporated herein by reference in response to this item.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES and REPORTS ON FORM 8-K

   a)  Financial Statements, Financial Statement Schedules and Exhibits

(1)	The following financial statements of Lennox International Inc. and subsidiaries are included in Part II, Item 8 of this Form 10-K:
Report of Independent Public Accountants
Consolidated Balance Sheets as of December 31, 2001 and 2000
Consolidated Statements of Income for the Years Ended December 31, 2001, 2000 and 1999 Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2001, 2000 and 1999
Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999
Notes to Consolidated Financial Statements for the Years Ended December 31, 2001, 2000 and 1999
(2)	The following financial statement schedule for Lennox International Inc. and subsidiaries is included herein:
Report of Independent Public Accountants on Financial Statement Schedule (page 46 of Form 10-K)
Schedule II -- Valuation and Qualifying Accounts and Reserves (page 47 of Form 10-K)
(3)	Exhibits
The exhibits listed in the accompanying Index to Exhibits on pages 48 through 51 of this Form 10-K are filed or incorporated by reference as part of this Form 10-K.

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

                                       LENNOX INTERNATIONAL INC.

                                          By:  /s/ ROBERT E. SCHJERVEN
                                           Robert E. Schjerven
                                               Chief Executive Officer

March 27, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

       SIGNATURE                              TITLE                                 DATE
       ---------                              -----                                 ----
/s/ ROBERT E. SCHJERVEN                Chief Executive Officer and Director      March 29, 2002
-----------------------                (Principal Executive Officer)
Robert E. Schjerven

/s/ RICHARD A. SMITH                   Executive Vice President and              March 29, 2002
-----------------------                Chief Financial Officer (Principal
Richard A. Smith                       FinancialOfficer)

/s/ DAVID L. INMAN                     Vice President, Controller and            March 29, 2002
-----------------------                Chief Accounting Officer
David L. Inman                         (Principal Accounting Officer)

/s/ JOHN W. NORRIS, JR.                Chairman of the Board of Directors        March 29, 2002
-----------------------
John W. Norris, Jr.

/s/ LINDA G. ALVARADO                  Director                                  March 29, 2002
-----------------------
Linda G. Alvarado

/s/ DAVID H. ANDERSON                  Director                                  March 29, 2002
-----------------------
David H. Anderson

/s/ RICHARD W. BOOTH                   Director                                  March 29, 2002
-----------------------
Richard W. Booth

/s/ THOMAS W. BOOTH                    Director                                  March 29, 2002
-----------------------
Thomas W. Booth

/s/ DAVID V. BROWN                     Director                                  March 29, 2002
-----------------------
David V. Brown

/s/ JAMES J. BYRNE                     Director                                  March 29, 2002
-----------------------
James J. Byrne

/s/ JANET K. COOPER                    Director                                  March 29, 2002
-----------------------
Janet K. Cooper

/s/ C.L. (JERRY) HENRY                 Director                                  March 29, 2002
-----------------------
C.L. (Jerry) Henry

/s/ JOHN E. MAJOR                      Director                                  March 29, 2002
-----------------------
John E. Major

/s/ JOHN W. NORRIS III                 Director                                  March 29, 2002
-----------------------
John W. Norris III

/s/ TERRY D. STINSON                   Director                                  March 29, 2002
-----------------------
Terry D. Stinson

/s/ WILLIAM G. ROTH                    Director                                  March 29, 2002
-----------------------
William G. Roth

/s/ RICHARD L. THOMPSON                Director                                  March 29, 2002
-----------------------
Richard L. Thompson

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
ON FINANCIAL STATEMENT SCHEDULE

To the Stockholders and Board of Directors of Lennox International Inc.:

      We have audited in accordance with auditing standards generally accepted in the United States the consolidated financial statements of Lennox International Inc. and Subsidiaries included in this Annual Report on Form 10-K and have issued our report thereon dated February 6, 2002. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedule II, Valuation and Qualifying Accounts and Reserves, is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated statements taken as a whole.

ARTHUR ANDERSEN LLP

Dallas, Texas

February 6, 2002

LENNOX INTERNATIONAL INC.
SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

For the Years Ended December 31, 1999, 2000 and 2001

                                                 Additions
                                     Balance at  Charged to                  Balance
                                     beginning    Cost and    Deductions     at end
                                     of year      expenses    ¹            of year
                                     ----------  --------     ----------     -------
1999:
Allowance for doubtful accounts....   $18,525     $ 6,979     $ (4,329)      $21,175
2000:
Allowance for doubtful accounts....   $21,175     $ 5,057     $ (2,422)      $23,810
2001:
Allowance for doubtful accounts....   $23,810     $15,809     $(11,223)      $28,396

     ¹Uncollectible accounts charged off, net of recoveries

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

3.1	--	Restated Certificate of Incorporation of Lennox International Inc. (“LII”) (incorporated by reference to Exhibit 3.1 to LII’s Registration Statement on Form S-1 (Registration No. 333-75725)).

3.2	--	Amended and Restated Bylaws of LII (incorporated by reference to Exhibit 3.2 to LII’s Registration Statement on Form S-1 (Registration No. 333-75725)).

4.1	--	Specimen Stock Certificate for the Common Stock, par value $.01 per share, of LII (incorporated by reference to Exhibit 4.1 to LII’s Registration Statement on Form S-1 (Registration No. 333-75725)).

4.2	--	Rights Agreement dated as of July 27, 2000 between LII and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, which includes as Exhibit A the form of Certificate of Designations of Series A Junior Participating Preferred Stock setting forth the terms of the Preferred Stock, as Exhibit B the form of Rights Certificate and as Exhibit C the Summary of Rights to Purchase Preferred Stock (incorporated by reference to Exhibit 4.1 to LII’s Current Report on Form 8-K dated July 27, 2000).

10.1	--	Note Purchase Agreement, dated as of December 1, 1993, between LII and identified Noteholders relating to LII’s 6.73% Senior Promissory Notes due 2008 (incorporated by reference to Exhibit 10.2 to LII’s Registration Statement on Form S-1 (Registration No. 333-75725)).

10.2	--	Note Purchase Agreement, dated as of July 6, 1995, between LII and Teachers Insurance and Annuity Association of America relating to Lennox’s 7.06% Senior Promissory Note due 2005 (incorporated by reference to Exhibit 10.3 to LII’s Registration Statement on Form S-1 (Registration No. 333-75725)).

10.3	--	Note Purchase Agreement, dated as of April 3, 1998, between Lennox and identified Noteholders relating to LII’s 6.56% Senior Notes due 2005 and 6.75% Senior Notes due 2008 (incorporated by reference to Exhibit 10.4 to LII’s Registration Statement on Form S-1 (Registration No. 333-75725)).

10.4	--	Note Amendment Agreement, dated as of April 3, 1998, between LII and identified Noteholders relating to LII’s 7.06% Senior Promissory Note due 2005 and 6.73% Senior Promissory Notes due 2008 (incorporated by reference to Exhibit 10.5 to LII’s Registration Statement on Form S-1 (Registration No. 333-75725)).

10.5	--	Note Amendment Agreement, dated as of February 28, 2000, between LII Lennox and identified Noteholders relating to LII’s 7.06% Senior Promissory Notes due 2005; 6.73% Senior Promissory Notes due 2008; 6.56% Senior Notes due 2005; and 6.75% Senior Notes due 2008 (incorporated by reference to Exhibit 10.6 to LII’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.6	--	Note Amendment Agreement, dated as of January 23, 2001, between LII and identified Noteholders relating to LII’s 7.06% Senior Promissory Notes due 2005; 6.73% Senior Promissory Notes due 2008; 6.56% Senior Notes due 2005; and 6.75% Senior Notes due 2008 (filed herewith).

10.7	--	Revolving Credit Facility Agreement, dated as of July 29, 1999, among LII, The Chase Manhattan Bank, as successor to Chase Bank of Texas, National Association (“Chase”), as administrative agent, Wachovia Bank, N.A., as syndication agent, The Bank of Nova Scotia, as documentation agent, and the other lenders named therein (incorporated by reference to Exhibit 10.25 to LII’s Registration Statement on Form S-1 (Registration No. 333-75725)).

10.8	--	Second Amendment, dated as of January 25, 2000, to the Revolving Credit Facility Agreement dated as of July 29, 1999, among LII, Chase, as administrative agent, Wachovia Bank, N.A., as syndication agent, The Bank of Nova Scotia, as documentation agent, and the other lenders named therein (incorporated by reference to Exhibit 10.8 to LII’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.9	--	Third Amendment, dated as of January 22, 2001, to the Revolving Credit Facility Agreement dated as of July 29, 1999, among LII, Chase, as administrative agent, Wachovia Bank, N.A., as syndication agent, The Bank of Nova Scotia, as documentation agent, and the other lenders named therein (filed herewith).

10.10	--	364 Day Revolving Credit Facility Agreement, dated as of January 25, 2000, among LII, Chase, as administrative agent, Wachovia Bank, N.A., as syndication agent, The Bank of Nova Scotia, as documentation agent, and the other lenders named therein (incorporated by reference to Exhibit 10.9 to LII’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.11	--	First Amendment, dated as of January 22, 2001, to the 364 Day Revolving Credit Facility Agreement, dated as of January 25, 2000, among LII, Chase, as administrative agent, Wachovia Bank, N.A., as syndication agent, The Bank of Nova Scotia, as documentation agent, and the other lenders named therein (filed herewith).

10.12	--	Master Shelf Agreement, dated as of October 15, 1999, between LII and The Prudential Insurance Company of America relating to Senior Notes to be issued in a maximum principal amount of $100,000,000 (incorporated by reference to Exhibit 10.1 to LII’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999).

10.13	--	Letter Amendment No. 1, dated as of February 28, 2000, to Master Shelf Agreement, dated as of October 15, 1999, between LII and The Prudential Insurance Company of America (incorporated by reference to Exhibit 10.11 to LII’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.14	--	Letter Amendment No. 2, dated as of January 23, 2001, to Master Shelf Agreement, dated as of October 15, 1999, between LII and The Prudential Insurance Company of America (filed herewith).

10.15	--	Receivables Purchase Agreement, dated as of June 19, 2000, among LPAC Corp., Blue Ridge Asset Funding Corporation, Wachovia Bank, N.A., and Lennox Industries Inc. (incorporated by reference to Exhibit 10.1 to LII’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000).

10.16	--	Purchase and Sale Agreement, dated as of June 19, 2000, among Lennox Industries Inc., Heatcraft Inc. and LPAC Corp. (incorporated by reference to Exhibit 10.2 to LII’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000).

10.17*	--	1998 Incentive Plan of Lennox International Inc. (incorporated by reference to Exhibit 10.8 to Lennox’s Registration Statement on Form S-1 (Registration No. 333-75725)).

10.18*	--	Amendment, dated as of December 15, 2000 to 1998 Incentive Plan of Lennox International Inc. (filed herewith).

10.19*	--	Lennox International Inc. Profit Sharing Restoration Plan (incorporated by reference to Exhibit 10.9 to LII’s Registration Statement on Form S-1 (Registration No. 333-75725)).

10.20*	--	Lennox International Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.10 to LII’s Registration Statement on Form S-1 (Registration No. 333-75725)).

10.21*	--	Form of Indemnification Agreement entered into between LII and certain executive officers and directors (includes a schedule identifying the various parties to such agreement and the applicable dates of execution) (incorporated by reference to Exhibit 10.15 to LII’s Registration Statement on Form S-1 (Registration No. 333-75725)).

10.22*	--	Form of revised Employment Agreement entered into between Lennox and certain executive officers (incorporated by reference to Exhibit 10.1 to Lennox’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000).

10.23*	--	Form of revised Change of Control Employment Agreement entered into between LII and certain executive officers (incorporated by reference to Exhibit 10.2 to LII’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000).

10.24	--	Amended and Restated Purchase Agreement, dated as of March 23, 2001, among LPAC Corp., Lennox Industries Inc., Blue Ridge Asset Funding Corporation and Wachovia Bank, N.A. (incorporated by reference to Exhibit 10.1 to LII’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001).

10.25	--	Fourth Amendment to Revolving Credit Facility dated as of June 29, 2001 among the Company, each of the lenders listed as a lender on the signatures pages thereto, The Chase Manhattan Bank, as administrative agent for the Lenders, Wachovia Bank, N.A., as syndication agent, and the Bank of Nova Scotia, as documentation agent. (incorporated by reference to Exhibit 10.1 to LII’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001).

10.26	--	Second Amendment to 364 Day Revolving Credit Facility Agreement dated as of June 29, 2001 among the Company, each of the lenders listed as lender on the signatures pages thereto, The Chase Manhattan Bank, as administrative agent for the Lenders, Wachovia Bank, N.A., as syndication agent, and The Bank of Nova Scotia, as documentation agent. (incorporated by reference to Exhibit 10.2 to LII’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001).

10.27	--	Letter Amendment entered into as June 29, 2001 among the Company and The Prudential Insurance Company of America, U.S. Private Placement Fund, Teachers Insurance and Annuity Association of America, CIG & Co., United of Omaha Life Insurance Company, Mutual of Omaha Insurance Company, Companion Life Insurance Company, United World Life Insurance Company, First Colony Life Insurance Company, General Electric Capital Assurance Company, and GE Life and Annuity Assurance Company. (incorporated by reference to Exhibit 10.3 to LII’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001).

10.28	--	Letter Amendment No. 3 to Master Shelf Agreement Dated as of October 15, 1999, entered into as of June 29, 2001 among the Company and The Prudential Insurance Company of America and U.S. Private Placement Fund. (incorporated by reference to Exhibit 10.4 to LII’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001).

10.29	--	Intercreditor Agreement dated as of August 15, 2001 by and among Lennox International Inc., Lennox Industries Inc., Armstrong Air Conditioning Inc., Excel Comfort Systems Inc., Service Experts Inc., the Lenders under the Note Purchase Agreements, The Chase Manhattan Bank as the administrative agent under the Revolving Credit Facility Agreement, The Chase Manhattan Bank as the administrative agent under the 364 Day Revolving Facility Agreement, and The Chase Manhattan Bank as collateral agent. (incorporated by reference to Exhibit 10.1 to Lennox’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001).

10.30	--	Pledge Agreement dated as of August 15, 2001 by and between Lennox International Inc. and The Chase Manhattan Bank, as collateral agent for itself and certain other creditors. (incorporated by reference to Exhibit 10.2 to LII’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001).

21.1	--	Subsidiaries of LII (filed herewith).

23.1	--	Consent of Arthur Andersen LLP (filed herewith).

99.1	--	Letter to Commission Pursuant to Termporary Note 3T (filed herewith).

*     Management compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601(b)(10)(iii)(a) of Regulation S-K.