Form 10-Q
period 2002-03-31
LENNOX INTERNATIONAL INC
filed 2002-05-14
CIK 1069202

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                            _______________________

                                   FORM 10-Q

                                   (MARK ONE)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
                          PERIOD ENDED MARCH 31, 2002

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from _____ to _____

                            _______________________

                        Commission file number 001-15149

                           LENNOX INTERNATIONAL INC.
           Incorporated pursuant to the Laws of the State of DELAWARE

                             _______________________

         Internal Revenue Service Employer Identification No. 42-0991521


                              2140 LAKE PARK BLVD.
                             RICHARDSON, TEXAS 75080
                                 (972) 497-5000


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   YES /X/ NO

     As of May 13, 2002, the number of shares outstanding of the registrant's common stock, par value $.01 per share, was 57,143,480.

                           LENNOX INTERNATIONAL INC.

                                     INDEX

                                                                        Page No.

Part I.  Financial Information

 Item 1. Financial Information

         Consolidated Balance Sheets-March 31, 2002 (Unaudited)
         and December 31, 2001.........................................        3

         Consolidated Statements of Income (Unaudited)-Three Months
         Ended March 31, 2002 and 2001.................................        4

         Consolidated Statements of Cash Flows (Unaudited)-Three Months
         Ended March 31, 2002 and 2001.................................        5

         Notes to Consolidated Financial Statements,(Unaudited)........        6

 Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations.....................................       11

 Item 3. Quantitative and Qualitative Disclosures About Market Risk....       15

Part II. Other Information

 Item 4. Exhibits and Reports on Form 8-K..............................       16

                                    PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

                                LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

                                       CONSOLIDATED BALANCE SHEETS
                              As of March 31, 2002 and December 31, 2001
                                    (In thousands, except share data)

                                                  ASSETS


                                                                                  March 31,          December 31,
                                                                                    2002                 2001
                                                                                    ----                 ----
                                                                                 (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents..................................................... $   25,068          $   34,393
  Accounts and notes receivable, net............................................    339,748             291,485
  Inventories...................................................................    297,586             281,170
  Deferred income taxes.........................................................     44,136              42,662
  Other assets..................................................................     62,022              63,655
                                                                                 ----------          ----------
    Total current assets........................................................    768,560             713,365
PROPERTY, PLANT AND EQUIPMENT, net..............................................    281,371             291,531
GOODWILL, net...................................................................    414,916             704,713
OTHER ASSETS....................................................................    119,012              84,379
                                                                                 ----------          ----------
    TOTAL ASSETS................................................................ $1,583,859          $1,793,988
                                                                                 ==========          ==========

                                       LIABILITIES AND STOCKHOLDERS EQUITY
CURRENT LIABILITIES
  Short-term debt............................................................... $   33,715          $   23,701
  Current maturities of long-term debt..........................................     27,817              28,895
  Accounts payable..............................................................    271,251             242,534
  Accrued expenses..............................................................    247,462             249,546
  Income taxes payable..........................................................     14,007               9,870
                                                                                -----------          ----------
    Total current liabilities...................................................    594,252             554,546
LONG-TERM DEBT..................................................................    462,385             465,163
DEFERRED INCOME TAXES...........................................................        630                 673
POSTRETIREMENT BENEFITS, OTHER THAN PENSIONS....................................     13,404              14,014
OTHER LIABILITIES...............................................................    104,643             103,301
                                                                                -----------          ----------
    Total liabilities...........................................................  1,175,314           1,137,697
MINORITY INTEREST...............................................................      1,738               1,651
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 25,000,000 shares authorized,
    no shares issued or outstanding.............................................         --                  --
  Common stock, $.01 par value, 200,000,000 shares authorized,
    61,062,051 shares and 60,690,198 shares issued
    for 2002 and 2001, respectively.............................................        611                 607
  Additional paid-in capital....................................................    375,806             372,877
  Retained earnings.............................................................    129,496             383,566
  Accumulated other comprehensive loss..........................................    (64,862)            (68,278)
  Deferred compensation.........................................................     (3,578)             (3,710)
   Treasury stock, at cost, 3,005,861 and 2,980,846 shares
    for 2002 and 2001, respectively.............................................    (30,666)            (30,422)
                                                                                 ----------          ----------
    Total stockholders' equity..................................................    406,807             654,640
                                                                                 ----------          ----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.................................. $1,583,859          $1,793,988
                                                                                 ==========          ==========

     The accompanying notes are an integral part of these consolidated financial statements.

                                    CONSOLIDATED STATEMENTS OF INCOME
                            For the Three Months Ended March 31, 2002 and 2001
                             (Unaudited, in thousands, except per share data)


                                                                                            For the
                                                                                        Three Months Ended
                                                                                            March 31,
                                                                                 ------------------------------
                                                                                    2002                2001
                                                                                    ----                ----
NET SALES....................................................................... $  675,774          $  715,966
COST OF GOODS SOLD..............................................................    466,899             502,381
                                                                                 ----------          ----------
  Gross Profit..................................................................    208,875             213,585
OPERATING EXPENSES:
  Selling, general and administrative expense...................................    199,385             217,556
  Restructurings................................................................        653                  --
                                                                                 ----------          ----------
    Income (loss) from operations...............................................      8,837              (3,971)
INTEREST EXPENSE, net...........................................................      7,883              12,777
OTHER...........................................................................        (85)                663
MINORITY INTEREST...............................................................         66                 107
                                                                                 ----------          ----------
    Income (loss) before income taxes and cumulative effect of
    accounting change...........................................................        973             (17,518)
PROVISION FOR (BENEFIT FROM) INCOME TAXES.......................................        402              (7,270)
                                                                                 ----------          ----------
    Income (loss) before cumulative effect of accounting change.................        571             (10,248)
                                                                                 ----------          ----------
CUMULATIVE EFFECT OF ACCOUNTING CHANGE..........................................    249,224                  --
                                                                                 ----------          ----------
    Net loss.................................................................... $ (248,653)         $  (10,248)
                                                                                 ==========          ==========

INCOME (LOSS) PER SHARE BEFORE CUMULATIVE
 EFFECT OF ACCOUNTING CHANGE:
  Basic......................................................................... $     0.01          $    (0.18)
  Diluted....................................................................... $     0.01          $    (0.18)

CUMULATIVE EFFECT OF ACCOUNTING CHANGE PER SHARE:
  Basic......................................................................... $    (4.39)         $      --
  Diluted....................................................................... $    (4.39)         $      --

NET LOSS PER SHARE:
  Basic......................................................................... $    (4.38)         $    (0.18)
  Diluted....................................................................... $    (4.38)         $    (0.18)


     The accompanying notes are an integral part of these consolidated financial statements.

                               LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                            For the Three Months Ended March 31, 2002 and 2001
                                        (Unaudited, in thousands)


                                                                                            For the
                                                                                        Three Months Ended
                                                                                            March 31,
                                                                                 ------------------------------
                                                                                    2002                2001
                                                                                    ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ..................................................................... $ (248,653)         $  (10,248)
    Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
      Minority interest.........................................................         66                 107
      Joint venture profit......................................................       (628)                (41)
      Non-cash cumulative effect of accounting change...........................    249,224                  --
      Depreciation and amortization.............................................     15,411              21,741
      Loss on disposal of equipment.............................................          6                 113
      Other.....................................................................      1,100                 983
  Changes in assets and liabilities, net of effects of acquisitions:
      Accounts and notes receivable.............................................    (49,154)             27,121
      Inventories...............................................................    (15,451)            (23,814)
      Other current assets......................................................      4,151              (8,841)
      Accounts payable..........................................................     28,133               2,686
      Accrued expenses..........................................................     (1,779)             14,813
      Deferred income taxes.....................................................      4,196                (150)
      Income taxes payable and receivable.......................................      2,478             (12,287)
      Long-term warranty, deferred income and other liabilities.................      4,465              (4,033)
                                                                                 ----------          ----------
        Net cash (used in) provided by operating activities.....................     (6,435)              8,150

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from the disposal of property, plant and equipment...................        427                 769
  Purchases of property, plant and equipment....................................     (4,685)             (5,036)
  Acquisitions, net of cash acquired............................................         --              (1,413)
                                                                                 ----------          ----------
        Net cash used in investing activities...................................     (4,258)             (5,680)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from revolving short-term debt.......................................      8,739               1,997
  Proceeds from (repayments of) revolving long-term debt........................      7,300             (14,558)
  Repayment of long-term debt...................................................    (12,000)                 --
  Sales of common stock.........................................................      2,933               1,036
  Repurchases of common stock...................................................       (244)               (214)
  Cash dividends paid...........................................................     (5,374)             (5,274)
                                                                                 ----------          ----------
        Net cash provided by (used in) financing activities.....................      1,354             (17,013)

DECREASE IN CASH AND CASH EQUIVALENTS...........................................     (9,339)            (14,543)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS...........................         14                (601)
                                                                                 ----------          ----------
CASH AND CASH EQUIVALENTS, beginning of period..................................     34,393              40,633
                                                                                 ----------          ----------
CASH AND CASH EQUIVALENTS, end of period........................................ $   25,068          $   25,489
                                                                                 ==========          ==========

Supplementary disclosures of cash flow information:
  Cash paid during the period for:
    Interest.................................................................... $    4,570          $   11,612
                                                                                 ==========          ==========

    Income taxes................................................................ $    2,705          $    2,380
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

                                        LENNOX INTERNATIONAL INC.

                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                               (unaudited)

1.   Basis of Presentation and other Accounting Information:

     The accompanying unaudited consolidated balance sheet as of March 31, 2002, and the consolidated statements of income and cash flows for the three months ended March 31, 2002 and 2001 should be read in conjunction with Lennox International Inc.'s (the "Company"; or "LII") consolidated financial statements and the accompanying footnotes as of December 31, 2001 and 2000 and for each of the three years in the period ended December 31, 2001. In the opinion of management, the accompanying consolidated financial statements contain all material adjustments, consisting principally of normal recurring adjustments, necessary for a fair presentation of the Company';s financial position, results of operations, and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to applicable rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. The operating results for the interim periods are not necessarily indicative of the results to be expected for a full year.

     The Company's fiscal year ends on December 31 of each year, and the Company's quarters are each comprised of 13 weeks. For convenience, throughout these financial statements, the 13 weeks comprising each three month period are denoted by the last day of the respective calendar quarter.

2.   Reportable Business Segments:

     In accordance with Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information," the Company discloses business segment data for its reportable business segments, which have been determined using the "management approach." The management approach is based on the way segments are organized within the Company for making operating decisions and assessing performance. The Company's business operations are organized within five reportable business segments as follows (in thousands):


                                               Three Months Ended
                                                   March 31,
                                         -------------------------
  Net Sales                                2002           2001
  ---------                                ----           ----
  North American residential............ $275,209      $282,025
  North American retail.................  205,014       222,424
  Commercial air conditioning...........   86,804        93,378
  Commercial refrigeration..............   85,263        85,089
  Heat transfer (1).....................   48,676        58,275
  Eliminations..........................  (25,192)      (25,225)
                                         --------      --------
                                         $675,774      $715,966
                                         ========      ========


                                          For the Three Months Ended March 31,
                                         ---------------------------------------
  Income (Loss)  from Operations          2002            2001      2001 Adjusted(2)
  ------------------------------          ----            ----      ------------
  North American residential(3)......... $ 14,849      $ 12,306     $  13,024
  North American retail.................   (2,793)       (9,973)       (6,684)
  Commercial air conditioning...........     (163)       (1,817)       (1,992)
  Commercial refrigeration..............    8,259         6,221         6,431
  Heat transfer.........................     (800)        1,788         2,012
  Corporate and other...................   (9,933)      (11,003)      (10,901)
  Eliminations..........................     (582)       (1,493)       (1,493)
                                         --------      --------     ---------
                                         $  8,837      $ (3,971)    $     397
                                         ========      ========     =========
----------

 (1) The Heat Transfer segment had intersegment sales of $5,731 and $7,036 for the three months ended March 31, 2002 and 2001, respectively.

 (2) Reported segment income (loss) from operations for the three months ended March 31, 2001 has been adjusted to reflect the discontinuation of goodwill amortization under Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

 (3) Includes $653 restructuring charge in 2002.

                                         As of March 31,  As of March 31,
  Total Assets                                2002             2001
  ------------                                ----             ----
  North American residential............ $  424,190        $  475,494
  North American retail.................    512,850           702,451
  Commercial air conditioning...........    161,244           156,206
  Commercial refrigeration..............    233,246           224,971
  Heat transfer.........................    114,446           125,083
  Corporate and other...................    158,155           126,995
  Eliminations..........................    (20,272)          (17,212)
                                         ----------        ----------
                                         $1,583,859        $1,793,988
                                         ==========        ==========

 3.  Inventories:

     Components of inventories are as follows (in thousands):

                                         As of March 31,  As of December 31,
                                             2002               2001
                                             ----               ----
  Finished goods........................ $  191,886        $  179,965
  Repair parts..........................     37,077            37,197
  Work in process.......................     22,017            17,664
  Raw materials.........................     93,574            95,438
                                         ----------        ----------
                                            344,554           330,264
  Reduction for last-in, first-out......    (46,968)          (49,094)
                                         ----------        ----------
                                         $  297,586        $  281,170
                                         ==========        ==========


<4.  Shipping and Handling:

     Shipping and handling costs are included as part of Selling, General and Administrative Expense in the accompanying Consolidated Statements of Income in the following amounts (in thousands):


                                         Three Months Ended
                                             March 31,
                                         -------------------
                                           2002       2001
                                           ----       ----
                                         $29,643     $30,955

5.   Lines of Credit and Financing Arrangements:

     The Company has bank lines of credit aggregating $405 million, of which $260 million was borrowed and outstanding, and $33 million was committed to standby letters of credit at March 31, 2002. The remaining $112 million was available for future borrowings, subject to covenant limitations. Included in the lines of credit are two domestic facilities in the amounts of $300 million and $30 million, each governed by agreements between the Company and syndicates of banks. The facilities contain certain financial covenants and bear interest, at the Company's option, at a rate equal to either (a) the greater of the bank's prime rate or the federal funds rate plus 0.5% or (b) the London Interbank Offered Rate plus a margin equal to 0.5% to 2.25%, depending upon the ratio of total funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). The Company pays a commitment fee equal to 0.10% to 0.30% of the unused commitment, depending upon the ratio of total funded debt to EDITDA. The agreements place restrictions on the Company's ability to incur additional indebtedness, encumber its assets, sell its assets, or pay dividends.

6.   Earnings per Share:

     Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net income by the sum of the weighted average number of shares and the number of equivalent shares assumed outstanding, if dilutive, under the Company's stock-based compensation plans. Weighted average shares outstanding used to calculate diluted earnings per share are determined as follows (in thousands):

                                                           Three Months Ended
                                                               March 31,
                                                         -----------------------
                                                           2002           2001
                                                          -----           ----
Weighted average shares outstanding..................     56,769          55,775
Effect of diluted securities attributable to stock
  options and performance share awards...............        877              --
                                                         -------          ------
Weighted average shares outstanding, as adjusted.....     57,646          55,775
                                                         =======          ======

7.   Derivatives:

     The Company hedges its exposure to the fluctuation on the prices paid for copper and aluminum by purchasing futures contracts on these metals. Gains or losses recognized on the closing of these contracts negate the losses or gains realized through physical deliveries of these metals. Quantities covered by these commodity futures contracts are for less than expected actual quantities to be purchased. As of March 31, 2002, the Company had metals futures contracts maturing at various dates through March 31, 2004 with a fair value as an asset of $1.7 million. These are hedges of forecasted transactions, and under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," such contracts are to be considered cash flow hedges. Accordingly, the Company recorded an after-tax credit of $1.0 million to Accumulated Other Comprehensive Loss, a direct component of owner's equity. The credit to Accumulated Other Comprehensive Loss will be reclassified into earnings when the related inventory is sold, generally within three to six months.

     The Company also hedges its exposure to fluctuations in foreign currency exchange rates incurred by its Australian subsidiary. This subsidiary manufactures sophisticated machine tools, which generally require long manufacturing and installation times and which generally are sold at prices denominated in the local currency of the purchasing entity. This exposure to the fluctuations in foreign currency exchange rates is hedged through the sale of futures contracts for the various currencies. Since the customers are not invoiced and payments are not received until the equipment has been installed and operating satisfactorily, the currency futures contracts are deemed to be cash flow hedges and as such are recorded at fair value with an offset to accumulated other comprehensive income (loss) until realized. Gains or losses on the currency futures are transferred from accumulated other comprehensive income
(loss) to the income statement when the related equipment is sold, generally within three to six months. As of March 31, 2002, the Company had currency futures contracts maturing at various dates through December 31, 2002, for which the fair value was a liability of $0.7 million. Accordingly, $0.4 million, net of applicable income tax, was charged to Accumulated Other Comprehensive Loss.

8.   Comprehensive Loss:

     Comprehensive loss is computed as follows (in thousands):


                                                          Three Months Ended
                                                              March 31,
                                                       -------------------------
                                                         2002             2001
                                                         ----             ----
    Net loss...................................        $(248,653)      $(10,248)
    Foreign currency translation adjustments...             (289)       (23,558)
    Derivatives................................            3,704         (5,027)
                                                       ---------       ---------
    Total comprehensive loss...................        $(245,238)      $(38,833)
                                                       =========       =========

9.   Restructuring Charges:

     The Company recorded pre-tax restructuring charges totaling $73.2 million in 2001. The restructuring charges were related to closures of manufacturing plants in Toronto, Ontario, Canada and Brookvale, NSW, Australia. Charges were also recorded for closing and consolidating a distribution facility in the U.S., for office consolidation of the Company's corporate headquarters, for elimination of excess manufacturing capacity in Europe and for final close-down costs for its Mexico sales operation. These restructuring charges also included the closure of certain retail centers and the merger of certain other retail centers.

     Changes in the Company's restructuring reserve since December 31, 2001 are summarized as follows (in thousands):


                                     December 31, 2001                          March 31, 2002
                                         Reserve           Payments    Other       Reserve
                                         -------           --------    -----       -------
Severance and Benefits................   $ 5,621            $3,864    $  (216)     $ 1,973
Contract Exit Costs...................    15,039               423      1,604       13,012
                                         -------            ------    -------      -------
  Total...............................   $20,660            $4,287    $ 1,388      $14,985
                                         =======            ======    =======      =======

     Unpaid severance and benefits and unpaid contract exit costs as of March 31, 2002 are expected to be paid by the end of 2002.

     The Company incurred an additional $0.7 million of restructuring charges in the first quarter of 2002 related to the 2001 restructuring projects summarized above.

10.  Goodwill:

     On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), and recorded a $285.7 million impairment of goodwill ($248.7 million, net of taxes). The adoption of SFAS No. 142 requires that goodwill and other intangible assets with an indefinite useful life no longer be amortized as expenses of operations but rather tested at least annually by applying a fair-value-based test. During the first quarter of 2002, LII, in consultation with independent valuation advisors, conducted such tests. The charge relates primarily to the 1998 - 2000 acquisitions of the Company's retail and hearth products operations where lower than expected operating results occurred. The fair value of the related reporting units was determined based on a combination of the latest earnings forecasts using discounted values of projected cash flows and market values of comparable businesses.

     The changes in the carrying amount of goodwill for the quarter ended March 31, 2002, in total and by segment, are as follows (in thousands):


                                     Balance            Goodwill       Foreign Currency           Balance
           Segment              December 31, 2001      Impairment     Translation & Other      March 31, 2002
           -------              -----------------      ----------     -------------------      --------------
North American residential....      $104,089           $ (77,124)          $    --               $  26,965
North American retail.........       510,804            (200,514)           (4,773)                305,517
Commercial air conditioning...        18,471                  --              (179)                 18,292
Commercial refrigeration......        54,313                  --               882                  55,195
Heat transfer.................        17,036              (8,047)              (42)                  8,947
                                    --------           ---------           -------               ---------
    Total.....................      $704,713           $(285,685)          $(4,112)              $ 414,916
                                    ========           =========           =======               =========

     The following reflects the Company's income (loss) before the cumulative effect of accounting change and income (loss) adjusted to exclude goodwill amortization for all periods presented (in thousands):

                                                                                        Ended                  Ended
                                                                                  March 31, 2002         March 31, 2001
                                                                                  --------------         --------------
 Income (loss) before cumulative effect of accounting change....................  $       571              $ (10,248)
 Add back:  goodwill amortization, net of income tax............................           --                  3,821
                                                                                  -----------              ---------
 Adjusted income (loss) before cumulative effect of accounting change...........  $       571              $  (6,427)
                                                                                  ===========              =========

 Basic and diluted earnings per share:
   Income (loss) before cumulative effect of accounting change..................  $      0.01              $   (0.18)
   Add back:  goodwill amortization, net of income tax..........................           --                   0.07
                                                                                  -----------              ---------
   Adjusted income (loss) before cumulative effect of
     accounting change..........................................................  $      0.01              $   (0.11)
                                                                                  ===========              =========

 Reported net loss..............................................................  $  (248,653)             $ (10,248)
 Add back:  goodwill amortization, net of income tax............................           --                  3,821
                                                                                  -----------              ---------
 Adjusted net loss..............................................................  $  (248,653)             $  (6,427)
                                                                                  ===========              =========

 Basic and diluted earnings per share:
  Reported net loss.............................................................  $     (4.38)             $   (0.18)
  Add back:  goodwill amortization..............................................           --                   0.07
                                                                                  -----------              ---------
   Adjusted net loss............................................................  $     (4.38)             $   (0.11)
                                                                                  ===========              =========

     Identifiable intangible assets as of March 31, 2002 are recorded in Other
Assets in the Consolidated Balance Sheet and are comprised of the following (in thousands):

                                           Gross            Accumulated
                                           Amount          Amortization
                                           ------          ------------
   Patents.............................  $  6,500              $(1,071)
   Deferred financing costs............     5,109               (1,906)
   Non-competes and other .............    10,225               (4,639)
                                         --------              -------
      Total............................  $ 21,834              $(7,616)
                                         ========              =======

     Amortization of intangible assets for the three months ended March 31, 2002 and March 31, 2001 was approximately $0.8 million and $1.5 million, respectively. Amortization expense for 2002 to 2006 is estimated to be approximately $5 million in 2002, $4 million in 2003, $3 million in 2004, $1 million in 2005 and $1 million in 2006. During 2004, the Company anticipates that a certain non-compete agreement and certain deferred financing costs will become fully amortized resulting in lower estimated aggregate amortization expense in 2004, 2005 and 2006. As of March 31, 2002, the Company had $4.1 million of intangible assets, primarily trademarks, which are not subject to amortization.

11.  Subsequent Events:

     On April 22, 2002, the Company announced it had entered into a memorandum of agreement for the formation of a joint venture with Outokumpu Oyj of Finland ("Outokumpu"). Outokumpu will purchase a 55 percent interest in the Company's heat transfer business segment for $55 million, with the Company retaining 45 percent ownership. After a period of three years, Outokumpu will have the option to purchase the remainder of the business contingent upon several factors, including operating performance of the joint venture. The agreement, which has been approved by the board of directors of both companies and is contingent upon regulatory approvals, is currently targeted for completion in mid-year 2002.

     On May 8, 2002, the Company closed on the private placement of $143.75 million of its 6.25% convertible subordinated notes due 2009. The notes are convertible into shares of LII common stock upon certain specified circumstances at the option of the holder at a conversion price of $18.0875 per share. LII used the net proceeds of the issuance to reduce its indebtedness under its revolving credit facilities.

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

     The principal components of cost of goods sold are component costs, raw materials, factory overhead, labor and estimated costs of warranty expense. The principal raw materials used in LII's manufacturing processes are copper, aluminum and steel. In instances where LII is unable to pass on to its customers increases in the costs of copper and aluminum, LII enters into forward contracts for the purchase of those materials. LII attempts to minimize the risk of price fluctuations in key components by entering into contracts, typically at the beginning of the year, which generally provide for fixed prices for its needs throughout the year. These hedging strategies enable LII to establish product prices for the entire model year while minimizing the impact of price increases of components and raw materials on its margins. Warranty expense is estimated based on historical trends and other factors.

     LII's fiscal year ends on December 31 of each year and its fiscal quarters are each comprised of 13 weeks. For convenience, throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations, the 13 week periods comprising each fiscal quarter are denoted by the last day of the calendar quarter.

Results of Operations

     The following table sets forth, as a percentage of net sales, income data for the three months ended March 31, 2002 and 2001:



                                                 Three Months Ended March 31,
                                              ----------------------------------
                                                2002     2001   2001 Adjusted(1)
                                                ----     ----   --------------
Net sales.................................... 100.0%    100.0%      100.0%
Cost of goods sold...........................  69.1      70.2        70.2
                                              -----     -----       -----
   Gross profit..............................  30.9      29.8        29.8
Selling, general and administrative expense..  29.5      30.4        29.8
Restructurings...............................   0.1        --          --
                                              -----     -----       -----
   Income (loss) from operations.............   1.3      (0.6)        0.0
Interest expense, net........................   1.2       1.8         1.8
Other........................................   0.0       0.0         0.0
Minority interest............................   0.0       0.0         0.0
                                              -----     -----       -----
   Income (loss) before income taxes and
   cumulative effect of accounting change....   0.1      (2.4)       (1.8)
Provision for (benefit from) income taxes....   0.1      (1.0)       (0.9)
                                              -----     -----       -----
Income (loss) before cumulative effect of
   accounting change.........................   0.0      (1.4)       (0.9)
Cumulative effect of accounting change.......  36.8        --          --
                                              -----     -----       -----
   Net loss.................................. (36.8)%    (1.4)%      (0.9)%
                                              =====     =====       =====

----------

(1) Income data, as a percentage of sales, has been adjusted for the three months ended March 31, 2001 to reflect the discontinuation of goodwill amortization under Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

     The following table sets forth net sales by business segment and geographic market (dollars in millions):

                                    Three Months Ended March 31,
                                ------------------------------------
                                       2002               2001
                                ---------------     ----------------
                                Amount       %      Amount      %
                                ------    -----     ------     ----
Business Segment:
North American  residential.....$275.2     40.7%    $282.0     39.4%
North American retail........... 205.0     30.3      222.4     31.1
Commercial air conditioning.....  86.8     12.8       93.4     13.0
Commercial refrigeration........  85.3     12.6       85.1     11.9
Heat transfer...................  48.7      7.2       58.3      8.1
Eliminations.................... (25.2)    (3.6)     (25.2)    (3.5)
                                --------  -----     ------    -----
   Total net sales..............$675.8    100.0%    $716.0    100.0%
                                ======    =====     ======    =====

Geographic Market:
U.S.............................$533.5     78.9%    $562.4     78.5%
International................... 142.3     21.1      153.6     21.5
                                -------   ------    ------   ------
   Total net sales..............$675.8    100.0%    $716.0    100.0%
                                ======    =====     ======    =====

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

     Net sales. Net sales decreased $40.2 million, or 5.6%, to $675.8 million for the three months ended March 31, 2002 from $716.0 million for the three months ended March 31, 2001. Adjusted for the impact of currency translation, net sales decreased 4.8% compared to the first three months of 2001.

     Net sales in the North American residential segment were $275.2 million for the three months ended March 31, 2002, a decrease of $6.8 million, or 2.4%, from $282.0 million for the three months ended March 31, 2001. The decrease in net sales was due largely to lower sales of hearth products. Adjusted for the impact of currency translation, net sales declined 1.6% compared to the first three months of 2001.

     Net sales in the North American retail segment were $205.0 million for the three months ended March 31, 2002, a decrease of $17.4 million, or 7.8%, from $222.4 million for the three months ended March 31, 2001. LII realized an additional week of net sales in 2002 in the North American retail segment when compared to the same period last year. Due to the decentralized nature of LII's retail operations, LII's reporting of retail results in the first quarter historically lagged other operations by one week. However, with an enhanced enterprise system in place in fiscal 2002, LII was able to synchronize the timing of its retail results with the results of its other operations. Accounting for the additional week added $11.7 million of net sales to the North American retail segment results for the three months ended March 31, 2002. On a same store basis, after adjusting for sold or closed service centers and the additional week of results, net sales declined 8.7% for the three months ended March 31, 2002 compared to the same period last year.

     Commercial air conditioning segment net sales decreased $6.6 million, or 7.0%, to $86.8 million for the three months ended March 31, 2002 compared to the three months ended March 31, 2001. Adjusted for the impact of currency translation, net sales declined 5.6% compared to the first three months of 2001. North American industry shipments of unitary commercial heating, ventilation and air conditioning equipment were down approximately 17% in the first three months of 2002 compared to the first three months of last year. As a result, the Company outperformed the market due primarily to strong performance in the Company's domestic national accounts business.

     Net sales in the commercial refrigeration segment were $85.3 million for the three months ended March 31, 2002, a slight increase from $85.1 million for the three months ended March 31, 2001. Adjusted for the impact of currency translation, net sales increased 2.6%, or $2.0 million. A strengthening order rate for commercial refrigeration equipment in the Company's domestic and European operations helped maintain sales levels in this segment.

     Heat transfer segment revenues decreased $9.6 million, or 16.5%, to $48.7 million for the three months ended March 31, 2002 compared to the three months ended March 31, 2001. Adjusted for the impact of currency translation, net trade sales decreased 15.8% compared to the first three months of 2001. A continuing soft economy in the United States coupled with project shortfalls in the Company's Australian operations were the principal reasons for the decline.

     Gross profit. Gross profit was $208.9 million for the three months ended March 31, 2002, compared to $213.6 million for the three months ended March 31, 2001, a decrease of $4.7 million. Gross profit margin improved from 29.8% for the three months ended March 31, 2001 to 30.9% for the three months ended March 31, 2002. The primary cause of the increase in gross profit margin was improvement in factory efficiencies, particularly in the areas of labor utilization, purchasing savings and lower overhead.

     Selling, general and administrative expense. Selling, general and administrative expenses ("SG&A") were $199.4 million for the three months ended March 31, 2002, a decrease of $18.2 million, or 8.4%, from $217.6 million for the three months ended March 31, 2001. Selling, general and administrative expenses represented 29.5% and 30.4% of total revenues for the three months ended 2002 and 2001, respectively. The first quarter of 2001 includes $4.4 million of goodwill amortization which has been discontinued with the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," ("SFAS No. 142") on January 1, 2002. The balance of the SG&A decrease was largely due to cost reduction programs, expense control initiatives and reductions in personnel, particularly in the North American retail segment.

     Restructurings. Pre-tax restructuring charges for the three months ended March 31, 2002 were $0.7 million. These charges stem from personnel terminations related to the restructuring program announced in 2001 and relate to LII's North American residential segment. The tax benefit of these charges for the three months ended March 31, 2002 was $0.3 million.

     Interest expense, net. Interest expense, net, for the three months ended March 31, 2002 was $7.9 million, a $4.9 million decline from $12.8 million in the same period of last year. The decrease in interest expense is attributable to lower debt levels and lower interest rates.

     Other. Other expense (income) was $(0.1) million for the three months ended March 31, 2002 and $0.7 million for the three months ended March 31, 2001. Other expense (income) is primarily comprised of currency exchange gains or losses, which relate principally to the Company's operations in Canada, Australia and Europe.

     Minority Interest. Minority interest was $0.1 million for the three months ended March 31, 2002, essentially flat compared to the same period last year.

     Provision for (benefit from) income taxes. The provision for (benefit from) income taxes was $0.4 million for the three months ended March 31, 2002 and $(7.3) million for the three months ended March 31, 2001. The effective tax rate was 41.3% and 41.5% for the three months ended March 31, 2002 and 2001, respectively. This rate differs from the statutory federal rate of 35.0% principally due to state and local taxes, non-deductible goodwill expenses (in 2001 only), foreign operating losses for which no tax benefits have been recognized and foreign taxes at rates other than 35%. The effective tax rate was 40.2% after excluding the tax benefit of $0.3 million as a result of restructuring charges recognized during the three months ended March 31, 2002. Had SFAS No. 142 been in effect in the first quarter of 2001, the tax benefit would have been $0.5 million lower than reported.

     Cumulative effect of accounting change. The cumulative effect of accounting change represents an after-tax non-cash goodwill impairment charge of $249.2 million for the three months ended March 31, 2002. This charge resulted from the adoption of SFAS No. 142 which became effective January 1, 2002 and requires that goodwill and other intangible assets with an indefinite useful life no longer be amortized as expenses of operations but rather be tested for impairment at least annually by applying a fair-value-based test. During the first quarter of 2002, LII, in consultation with independent valuation advisors, conducted such fair-value-based tests and recorded a pre-tax goodwill impairment charge of $285.7 million. The charge primarily relates to the Company's North American retail and residential business segments. The tax benefit of this charge was $36.5 million.

Liquidity and Capital Resources

     Lennox's working capital and capital expenditure requirements are generally met through internally generated funds and bank lines of credit.

     During the first three months of 2002, cash used in operating activities was $6.4 million compared to $8.2 million provided by operating activities for the comparable period in 2001. If the effects of asset securitization were excluded, the comparison would have been $11.9 million cash provided by operating activities in 2002 and a usage of $21.4 million in 2001. The change is a reflection of better management of working capital. Cash provided by (or used in) financing activities for 2002 reflects $4.0 million in net proceeds from debt.

     Capital expenditures of $4.7 million and $5.0 million in 2002 and 2001, respectively, were primarily for production equipment in the North American heat transfer and residential products manufacturing plants.

     The Company has bank lines of credit aggregating $405 million, of which $260 million was borrowed and outstanding, and $33 million was committed to standby letters of credit at March 31, 2002. The remaining $112 million was available for future borrowings, subject to covenant limitations. Included in the lines of credit are two domestic facilities in the amounts of $300 million and $30 million, each governed by agreements between the Company and syndicates of banks. The facilities contain certain financial covenants and bear interest, at the Company's option, at a rate equal to either (a) the greater of the bank's prime rate or the federal funds rate plus 0.5% or (b) the London Interbank Offered Rate plus a margin equal to 0.5% to 2.25%, depending upon the ratio of total funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). The Company pays a commitment fee equal to 0.10% to 0.30% of the unused commitment, depending upon the ratio of total funded debt to EDITDA. The agreements place restrictions on the Company's ability to incur additional indebtedness, encumber its assets, sell its assets, or pay dividends.

     Under an on-going asset securitization arrangement, the Company had sold, at March 31, 2002, $124.8 million of receivables on a non-recourse basis. The accounts receivable that were sold are shown as a reduction of accounts and notes receivable in the accompanying Consolidated Balance Sheets. The discount of $0.7 million incurred in the sale of such receivables is included as part of Selling, General and Administrative Expense in the accompanying Consolidated Statements of Income.

     LII's domestic revolving and term loans contain certain financial covenant restrictions. As of March 31, 2002, LII was in compliance with all covenant requirements and LII believes that cash flow from operations, as well as available borrowings under its revolving credit facility and other sources of funding, will be sufficient to fund its operations for the foreseeable future. LII is currently reviewing its capital structure, and this review may include modifying current sources of capital or obtaining alternative sources of capital with a goal of providing additional financial flexibility.

     On April 22, 2002, the Company announced it had entered into a memorandum of agreement for the formation of a joint venture with Outokumpu Oyj of Finland ("Outokumpu"). Outokumpu will purchase a 55 percent interest in the Company's heat transfer business segment for $55 million, with the Company retaining 45 percent ownership. After a period of three years, Outokumpu will have the option to purchase the remainder of the business contingent upon several factors, including operating performance of the joint venture. The agreement, which has been approved by the board of directors of both companies and is contingent upon regulatory approvals, is currently targeted for completion in mid-year 2002.

     On May 8, 2002, the Company closed on the private placement of $143.75 million of its 6.25% convertible subordinated notes due 2009. The notes are convertible into shares of LII common stock upon certain specified circumstances at the option of the holder at a conversion price of $18.0875 per share. LII used the net proceeds of the issuance to reduce its indebtedness under its revolving credit facilities.

Recent Accounting Pronouncements

     Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") became effective for the Company on January 1, 2002. SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. This statement supersedes SFAS 121; however, this statement retains the fundamental provisions of SFAS 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. This Statement also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for segments of a business to be disposed of. Through March 31, 2002, the adoption of SFAS 144 has not had an effect on the Company's financial position or results of operations.

Forward Looking Information

     This Report contains forward-looking statements and information that are based on the beliefs of Lennox's management as well as assumptions made by and information currently available to management. All statements other than statements of historical fact included in this Report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements identified by the words "may," "will," "should," "plan, "predict," "anticipate," "believe," "intend," "estimate" and "expect" and similar expressions. Such statements reflect Lennox's current views with respect to future events, based on what it believes are reasonable assumptions; however, such statements are subject to certain risks, uncertainties and assumptions. These include, but are not limited to, warranty and product liability claims; ability to successfully complete and integrate acquisitions; ability to manage new lines of business; the consolidation trend in the HVACR industry; adverse reaction from customers to the Company's acquisitions or other activities; the impact of the weather on business; competition in the HVACR business; increases in the prices of components and raw materials; general economic conditions in the U.S. and abroad; labor relations problems; operating risks and environmental risks. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those in the forward-looking statements. Lennox disclaims any intention or obligation to update or review any forward-looking statements or information, whether as a result of new information, future events or otherwise.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

     Lennox's results of operations can be affected by changes in exchange rates. Net sales and expenses in currencies other than the United States dollar are translated into United States dollars for financial reporting purposes based on the average exchange rate for the period. Net sales from outside the United States represented 21.1% and 21.5% of total net sales for the three months ended March 31, 2002 and 2001, respectively. Historically, foreign currency transaction gains (losses) have not had a material effect on Lennox's overall operations.

     The Company from time to time enters into foreign exchange contracts to hedge receivables or payables denominated in foreign currencies. These contracts do not subject the Company to risk from exchange rate movements because the gains or losses on the contracts offset losses or gains, respectively, on the items being hedged. As of March 31, 2002, the Company had currency futures contracts maturing at various dates through December 31, 2002, for which the fair value was a liability of $0.7 million. Accordingly, an after-tax charge of $0.4 million was recorded to Accumulated Other Comprehensive Loss.

     The Company enters into commodity futures contracts to stabilize prices to be paid for raw materials and parts containing high copper and aluminum content. These contracts are for quantities equal to, or less than, quantities expected to be consumed in future production. As of March 31, 2002, the Company had metal futures contracts maturing at various dates through March 31, 2004 with a fair value as an asset of $1.7 million. Accordingly, the Company recorded an after-tax credit of $1.0 million to Accumulated Other Comprehensive Loss.

Item 4.  Exhibits and Reports on Form 8-K.

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

     10.1 -- Third Amendment to 364 Day Revolving Credit Facility Agreement dated as of January 22, 2002 among Lennox, each of the lenders listed as a lender or a terminating lender thereto, JPMorgan Chase Bank, as administrative agent, and Wachovia Bank, N.A., as syndication agent. (filed herewith).

     10.2 -- Indenture dated as of May 8, 2002 between Lennox International Inc. and The Bank of New York, as Trustee

     10.3 -- Registration Right Agreement dated as of May 8, 2002 by and between Lennox International Inc. and UBS Warburg LLC and the Other Initial Purchasers

 *Incorporated herein by reference as indicated.

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               LENNOX INTERNATIONAL INC.

                                               By: /s/ Richard A. Smith
                                                   ----------------------
                                                   Principal Financial Officer
                                                   and Duly Authorized Signatory
Dated: May 14, 2002