Form 10-Q
period 2002-06-30
LENNOX INTERNATIONAL INC
filed 2002-08-14
CIK 1069202

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
PERIOD ENDED JUNE 30, 2002

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

YES /X/    NO / /

    As of August 1, 2002, the number of shares outstanding of the registrant's common stock, par value $.01 per share, was 57,598,128.

i

                            LENNOX INTERNATIONAL INC.

                                      INDEX

                                                                                   Page No
Part I.   Financial Information

          Item 1. Financial Statements

                  Consolidated Balance Sheets - June 30, 2002 (Unaudited)
                  and December 31, 2001...............................................   3

                  Consolidated Statements of Operations (Unaudited) - Three Months
                  and Six Months Ended June 30, 2002 and 2001.........................   4

                  Consolidated Statements of Cash Flows (Unaudited) - Six Months
                  Ended June 30, 2002 and 2001........................................   5

                  Notes to Consolidated Financial Statements (Unaudited)..............   6

          Item 2. Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...........................................  14

          Item 3. Quantitative and Qualitative Disclosures About Market Risk..........  21

Part II.  Other Information

ii

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
As of June 30, 2002 and December 31, 2001
(In thousands, except share data)

ASSETS

                                                           June 30,       December 31,
                                                             2002            2001
                                                             ----            ----
                                                         (Unaudited)
CURRENT ASSETS:
 Cash and cash equivalents ............................  $    41,747      $    34,393
 Accounts and notes receivable, net ...................      414,499          291,485
 Inventories ..........................................      301,046          281,170
 Deferred income taxes ................................       44,359           42,662
 Other assets .........................................       58,288           63,655
                                                         -----------      -----------
    Total current assets ..............................      859,939          713,365
PROPERTY, PLANT AND EQUIPMENT, net ....................      278,558          291,531
GOODWILL, net .........................................      423,933          704,713
OTHER ASSETS ..........................................      125,811           84,379
                                                         -----------      -----------
    TOTAL ASSETS ......................................  $ 1,688,241      $ 1,793,988
                                                         ===========      ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Short-term debt ......................................  $    49,121      $    23,701
 Current maturities of long-term debt .................       22,923           28,895
 Accounts payable .....................................      311,498          242,534
 Accrued expenses .....................................      261,783          249,546
 Income taxes payable .................................       29,579            9,870
                                                         -----------      -----------
    Total current liabilities .........................      674,904          554,546
LONG-TERM DEBT ........................................      438,609          465,163
DEFERRED INCOME TAXES .................................          893              673
POSTRETIREMENT BENEFITS, OTHER THAN PENSIONS ..........       13,547           14,014
OTHER LIABILITIES .....................................      109,162          103,301
                                                         -----------      -----------
    Total liabilities .................................    1,237,115        1,137,697
MINORITY INTEREST .....................................        1,550            1,651
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
 Preferred stock, $.01 par value, 25,000,000 shares
    authorized, no shares issued or outstanding .......           --               --
 Common stock, $.01 par value, 200,000,000 shares
    authorized,61,713,890 shares and 60,690,198 shares
    issued for 2002 and 2001, respectively ............          617              607
 Additional paid-in capital ...........................      384,957          372,877
 Retained earnings ....................................      149,688          383,566
 Accumulated other comprehensive loss .................      (47,096)         (68,278)
 Deferred compensation ................................       (7,874)          (3,710)
 Treasury stock, at cost, 3,009,656 and 2,980,846
    shares for 2002 and 2001, respectively ............      (30,716)         (30,422)
                                                         -----------      -----------
      Total stockholders' equity ......................      449,576          654,640
                                                         -----------      -----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ......  $ 1,688,241      $ 1,793,988
                                                         ===========      ===========

        The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Six Months Ended June 30, 2002 and 2001
(Unaudited, in thousands, except per share data)

                                                                       For the                          For the
                                                                   Three Months Ended               Six Months Ended
                                                                       June 30,                         June 30,
                                                                --------------------------    ---------------------------
                                                                   2002           2001           2002           2001
                                                                   ----           ----           ----           ----
NET SALES..................................................    $   830,608    $   848,346    $ 1,506,382    $ 1,564,312
COST OF GOODS SOLD.........................................        559,607        583,208      1,026,506      1,085,589
                                                               -----------    -----------    -----------    -----------
  Gross profit ............................................        271,001        265,138        479,876        478,723
OPERATING EXPENSES:
  Selling, general and administrative expense..............        218,403        221,778        417,788        439,334
  Restructurings...........................................          1,222         38,000          1,875         38,000
                                                               -----------    -----------    -----------    -----------
      Income from operations...............................         51,376          5,360         60,213          1,389
INTEREST EXPENSE, net......................................          8,258         11,501         16,141         24,278
OTHER......................................................           (446)          (285)          (531)           378
MINORITY INTEREST..........................................             61             26            127            133
                                                               -----------    -----------    -----------    -----------
      Income (loss) before income taxes and cumulative
      effect of accounting change..........................         43,503         (5,882)        44,476        (23,400)
PROVISION FOR (BENEFIT FROM) INCOME TAXES..................         17,877          1,129         18,279         (6,141)
                                                               -----------    -----------    -----------    -----------
      Income (loss) before cumulative effect of accounting
      change...............................................         25,626         (7,011)        26,197        (17,259)
                                                                -----------    -----------    -----------    -----------
CUMULATIVE EFFECT OF ACCOUNTING CHANGE.....................             --             --       (249,224)             --
                                                                -----------    -----------    -----------    -----------
      Net income (loss)....................................    $    25,626    $    (7,011)   $  (223,027)   $   (17,259)
                                                                ===========    ===========    ===========    ===========

INCOME (LOSS) PER SHARE BEFORE CUMULATIVE
 EFFECT OF ACCOUNTING CHANGE:
  Basic....................................................    $      0.45    $     (0.12)   $      0.46    $     (0.31)
  Diluted..................................................    $      0.43    $     (0.12)   $      0.45    $     (0.31)

CUMULATIVE EFFECT OF ACCOUNTING CHANGE
 PER SHARE:
  Basic....................................................    $        --    $        --    $     (4.38)   $         --
  Diluted..................................................    $        --    $        --    $     (4.27)   $         --

NET INCOME (LOSS) PER SHARE:
  Basic....................................................    $      0.45    $     (0.12)   $     (3.92)   $     (0.31)
  Diluted..................................................    $      0.43    $     (0.12)   $     (3.82)   $     (0.31)

     The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2002 and 2001
(Unaudited, in thousands)

                                                                                            Six Months Ended
                                                                                               June 30,
                                                                                       --------------------------
                                                                                         2002             2001
                                                                                         ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss.............................................................................$(223,027)        $(17,259)
  Adjustments to reconcile net loss to net cash provided by operating activities -
      Minority interest................................................................      127              133
      Joint venture income.............................................................   (2,424)            (130)
      Non-cash cumulative effect of accounting change..................................  249,224               --
      Depreciation and amortization....................................................   31,603           42,539
      Non-cash restructuring charge....................................................       --           36,409
      Loss (gain) on disposal of equipment.............................................      525             (415)
      Other............................................................................   (3,909)           1,820
  Changes in assets and liabilities, net of effects of acquisitions -
      Accounts and notes receivable.................................................... (102,835)          (2,350)
      Inventories......................................................................  (15,108)          (4,106)
      Other current assets.............................................................    7,789           (3,647)
      Accounts payable.................................................................   69,008           14,237
      Accrued expenses.................................................................    8,190           23,248
      Deferred income taxes............................................................   (2,236)              58
      Income taxes payable and receivable..............................................   23,321          (13,043)
      Long-term warranty, deferred income and other liabilities........................    4,126            (323)
                                                                                          ------         --------
          Net cash provided by operating activities....................................   44,374           77,171

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from the disposal of property, plant and equipment..........................    1,687            5,954
  Purchases of property, plant and equipment...........................................  (12,959)          (8,592)
  Proceeds from disposal of business...................................................    3,625               --
  Acquisitions, net of cash acquired...................................................   (3,400)          (4,224)
                                                                                       ---------         --------
          Net cash used in investing activities........................................  (11,047)          (6,862)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from revolving short-term debt..............................................   18,133            6,732
  Repayments of revolving long-term debt............................................... (160,700)         (77,855)
  Proceeds from issuance of long-term debt.............................................  143,750               --
  Repayment of long-term debt..........................................................  (18,463)              --
  Proceeds from issuance of common stock...............................................   12,092            1,158
  Repurchases of common stock..........................................................     (295)            (214)
  Payment of deferred finance costs....................................................   (4,949)              --
  Cash dividends paid..................................................................  (16,225)         (15,942)
                                                                                       ---------         --------
          Net cash used in financing activities........................................  (26,657)         (86,121)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.......................................    6,670          (15,812)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS..................................      684             (496)
                                                                                       ---------         --------
CASH AND CASH EQUIVALENTS, beginning of period.........................................   34,393           40,633
                                                                                       ---------         --------
CASH AND CASH EQUIVALENTS, end of period...............................................$  41,747         $ 24,325
                                                                                       =========         ========
Supplementary disclosures of cash flow information:
  Cash paid during the period for:
      Interest.........................................................................$  15,899         $ 25,908
                                                                                       =========         ========
      Income taxes.....................................................................$   4,010         $  4,650
                                                                                       =========         ========

        The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation and other Accounting Information:

   The accompanying unaudited consolidated balance sheet as of June 30, 2002, and the consolidated statements of operations for the three months and six months ended June 30, 2002 and 2001 and the consolidated statements of cash flows for the six months ended June 30, 2002 and 2001 should be read in conjunction with Lennox International Inc.‘s (the “Company” or “LII”) consolidated financial statements and the accompanying footnotes as of December 31, 2001 and 2000 and for each of the three years in the period ended December 31, 2001. In the opinion of management, the accompanying consolidated financial statements contain all material adjustments, consisting principally of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to applicable rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. The operating results for the interim periods are not necessarily indicative of the results to be expected for a full year.

   The Company’s fiscal year ends on December 31 of each year, and the Company’s quarters are each comprised of 13 weeks. For convenience, throughout these financial statements, the 13 weeks comprising each three month period are denoted by the last day of the respective calendar quarter.

2. Reportable Business Segments:

   The Company’s business operations are organized within five reportable business segments as follows (in thousands):

                                      For the                       For the
                                Three Months Ended              Six Months Ended
                                --------------------      --------------------------
                                      June 30,                     June 30,
                                  ----------------            --------------------
Net Sales                         2002        2001            2002            2001
---------                         ----        ----            ----            ----
North American residential....  $350,935    $335,779      $  626,144      $  617,804
Service Experts...............   251,466     270,293         456,480         492,717
Commercial air conditioning...   115,007     128,942         201,811         222,320
Commercial refrigeration......    89,619      84,834         174,882         169,923
Heat transfer (1) ............    52,137      57,048         100,813         115,323
Eliminations..................   (28,556)    (28,550)        (53,748)        (53,775)
                                --------    --------      ----------      ----------
                                $830,608    $848,346      $1,506,382      $1,564,312
                                ========    ========      ==========      ==========

        (1)   The Heat Transfer segment had intersegment sales of $7,384 and $8,486 for the three months ended June 30, 2002 and 2001, respectively, and $13,115 and $15,522 for the six months ended June 30, 2002 and 2001, respectively.

                                For the Three Months Ended June 30,       For the Six Months Ended June 30,
                                -----------------------------------       ---------------------------------
Income (Loss) from Operations    2002(b)    2001(b)     2001 Adj.(a, b)   2002(b)     2001(b)      2001 Adj.(a, b)
-----------------------------    ----       ----        --------          ----        ----         ---------
North American residential....  $36,118     $32,442     $  33,419         $51,620     $44,748      $  46,443
Service Experts...............   15,886       4,212         6,626          13,093      (5,761)           (58)
Commercial air conditioning...    5,718       8,622         9,009           5,555       6,805          7,017
Commercial refrigeration......    8,993       7,564         8,011          17,252      13,785         14,442
Heat transfer.................     (293)      2,025         2,303          (1,093)      3,813          4,315
Corporate and other...........  (13,568)    (11,505)      (11,399)        (23,501)    (22,508)       (22,300)
Eliminations..................     (256)         --            --            (838)     (1,493)        (1,493)
                                -------     -------     ---------         -------     -------      ---------
                                $52,598     $43,360     $  47,969         $62,088     $39,389      $  48,366
                                =======     =======     =========         =======     =======      =========

        (a) To facilitate comparisons, the reported segment Income (Loss) from Operations amounts for the three and six months ended June 30, 2001 have been adjusted to reflect the             discontinuation of goodwill and trademark amortization under SFAS 142.

        (b) Excluding restructuring charges. See additional information in Note 12.

                                  As of June 30,   As of December 31,
Total Assets                           2002              2001
------------                           ----              ----
North American residential......   $  458,560        $  475,494
Service Experts.................      539,435           702,451
Commercial air conditioning.....      178,101           156,206
Commercial refrigeration........      239,985           224,971
Heat transfer...................      115,930           125,083
Corporate and other.............      179,416           126,995
Eliminations....................      (23,186)          (17,212)
                                   -----------       ----------
                                   $1,688,241        $1,793,988
                                   ===========       ==========

3. Inventories:

   Components of inventories are as follows (in thousands):

                                   As of June 30,  As of December 31,
                                       2002              2001
                                       ----              ----
Finished goods.....................$  187,094        $  179,965
Repair parts.......................    37,768            37,197
Work in process....................    25,306            17,664
Raw materials......................    97,855            95,438
                                   ----------        ----------
                                      348,023           330,264
Reduction for last-in, first-out...   (46,977)          (49,094)
                                   ----------        ----------
                                   $  301,046        $  281,170
                                   ==========        ==========

4. Shipping and Handling:

    Shipping and handling costs are included as part of selling, general and administrative expense in the accompanying Consolidated Statements of Operations in the following amounts (in thousands):

                     For the                    For the
               Three Months Ended          Six Months Ended
                    June 30,                  June 30,
             --------------------          -----------------
                2002         2001            2002     2001
                ----         ----            ----     ----
              $32,765      $33,193         $62,408  $64,148

5. Lines of Credit and Financing Arrangements:

   The Company has bank lines of credit aggregating $388 million, of which $109 million was borrowed and outstanding, and $36 million was committed to standby letters of credit at June 30, 2002. The remaining $243 million was available for future borrowings, subject to covenant limitations. Included in the lines of credit is a domestic facility in the amount of $300 million governed by agreements between the Company and a syndicate of banks. The facility contains certain financial covenants and bears interest, at the Company’s option, at a rate equal to either (a) the greater of the bank’s prime rate or the federal funds rate plus 0.5% or (b) the London Interbank Offered Rate plus a margin equal to 0.5% to 2.25%, depending upon the ratio of total funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). The Company pays a commitment fee equal to 0.15% to 0.50% of the unused commitment, depending upon the ratio of total funded debt to EBITDA. The agreements place restrictions on the Company’s ability to incur additional indebtedness, encumber its assets, sell its assets, or pay dividends. As of June 30, 2002, LII was in compliance with all covenant requirements and LII believes that cash flow from operations, as well as available borrowings under its revolving credit facility, will be sufficient to fund its operations for the foreseeable future.

6. Accounts and Notes Receivable:

   Accounts and Notes Receivable have been shown net of allowance for doubtful accounts of $23.2 million and $28.4 million, and net of accounts receivable sold under an ongoing asset securitization arrangement of $161.9 million and $143.1 million as of June 30, 2002 and December 31, 2001, respectively. The Company has no significant concentration of credit risk within its accounts and notes receivable. The reduction in doubtful accounts from December 31, 2001 is due to a specific customer reserve of $2.8 million that was written off in the second quarter of 2002.

7. Convertible Notes:

   On May 8, 2002, the Company issued $143.8 million of 6.25% convertible subordinated notes, maturing June 1, 2009, and received proceeds totaling approximately $139 million after debt issuance costs. Interest will be paid on the notes semi-annually in arrears on June 1 and December 1 of each year, starting on December 1, 2002. The notes are redeemable at the Company’s option on or after June 3, 2005, provided that the closing price of the Company’s common stock has exceeded 130% of the conversion price of approximately $18.09 for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day prior to the date of mailing of the optional redemption notice.

   A holder may convert its notes into the Company's common stock during any quarterly conversion period if the closing price of the Company's common stock for at least 20 consecutive trading days during the 30 consecutive trading-day period ending on the first day of the conversion period exceeds 110% of the conversion price in effect on that thirtieth trading day. A “conversion period” will be the period from and including the thirtieth trading day in a fiscal quarter to, but not including, the thirtieth trading day in the immediately following fiscal quarter.

   A holder also may convert its notes into the Company's common stock during the five business-day period following any 10 consecutive trading-day period in which the daily average of the trading prices for the notes for that 10 trading-day period was less than 95% of the average conversion value for the notes during that period. Each note is convertible into 55.2868 shares of the Company’s common stock per $1,000 note.

8. Acquisitions and Divestitures:

   During June 2002, the Company's Lennox Global Ltd. subsidiary purchased the remaining 14% interest in Heatcraft do Brasil S.A., a Brazilian company that manufactures primarily commercial refrigeration equipment, for approximately $2.4 million.

   The Company sold the net assets of Hart-Greer Ltd., an HVAC distributor, for $4.2 million in cash and notes. The sale resulted in a pre-tax loss of approximately $150 thousand. The revenues and results of operations of Hart-Greer Ltd. were immaterial for all prior periods.

9. Earnings per Share:

   Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net income by the sum of the weighted average number of shares and the number of equivalent shares assumed outstanding, if dilutive, under the Company’s stock-based compensation plans. Weighted average shares outstanding used to calculate diluted earnings per share are determined as follows (in thousands):

                                                           For the                   For the
                                                      Three Months Ended        Six Months Ended
                                                           June 30,                  June 30,
                                                      ------------------        ----------------
                                                        2002       2001         2002      2001
                                                        ----       ----         ----      ----
Weighted average shares outstanding................... 57,144     56,152        56,957    55,965
Effect of diluted securities attributable to stock
    options and performance share awards..............  1,858         --         1,444        --
                                                       ------     ------        ------    ------
Weighted average shares outstanding, as adjusted...... 59,002     56,152        58,401    55,965
                                                       ======     ======        ======    ======

    Additionally, options to purchase 3,301,151 and 4,299,663 shares of common stock were outstanding at June 30, 2002 and June 30, 2001, respectively, but were not included in the diluted earnings per share calculated because the assumed exercise of such options would have been anti-dilutive.

10. Derivatives:

    The Company hedges its exposure to the fluctuation in the prices paid for copper and aluminum by purchasing commodity futures contracts on these metals. Quantities covered by these commodity futures contracts are for less than expected actual quantities to be purchased. As of June 30, 2002, the Company had metals futures contracts maturing at various dates through April 30, 2004 with an estimated fair value of an asset of $1.1 million. These commodity futures contracts are considered hedges of forecasted transactions and are accounted for as cash flow hedges. Accordingly, the Company has recorded an unrealized gain of $0.7 million, net of tax effect of $0.4 million, in the Accumulated Other Comprehensive Loss component of stockholders’ equity. This deferred gain will be reclassified into earnings as the commodity futures contracts settle, which will generally happen in the next 12 months. Hedge ineffectiveness during the period was immaterial.

    The Company also hedges its exposure to fluctuations in foreign currency exchange rates incurred by its Australian subsidiary. This subsidiary manufactures sophisticated machine tools which generally require long manufacturing and installation times and which generally are sold at prices established in the customer’s currency at the time of the order. This exposure to the fluctuations in foreign currency exchange rates from the time of order to the time of sale is hedged through the use of futures contracts for the various currencies. These futures contracts are considered cash flow hedges of forecasted foreign currency denominated transactions. At June 30, 2002, the notional amount and fair value of these futures contracts were immaterial. Hedge ineffectiveness during the period was immaterial.

11. Comprehensive Income (Loss):

     Comprehensive income (loss) is computed as follows (in thousands):

                                                              For the                  For the
                                                         Three Months Ended       Six Months Ended
                                                              June 30,                 June 30,
                                                         ------------------       -------------------
                                                          2002        2001         2002        2001
                                                          ----        ----         ----        ----
Net income (loss)....................................    $25,626    $(7,011)      $(223,027)  $(17,259)
Foreign currency
  translation adjustments............................     17,792      7,569          17,503    (15,989)
Derivatives (see additional information in note 10)..          4        700           3,708     (4,327)
                                                         -------    -------       ---------   --------
Total comprehensive income (loss)....................    $43,422    $ 1,258       $(201,816)  $(37,575)
                                                         =======    =======       =========   ========

12. Restructuring Charges:

     During 2001, the Company undertook two separate restructuring initiatives of its retail operations and certain of its manufacturing and distribution operations.

    Retail Restructuring Program. In the second quarter of 2001, the Company recorded a restructuring charge of $38.0 million ($25.6 million, net of tax) which covered the selling, closing or merging of 38 company-owned dealer service centers. These centers were either under-performing financially, located in geographical areas requiring disproportionate management effort or focused on non-HVAC activities. The major actions of the plan consist of employee terminations, closure, sale or merger of retail centers and completion of in-process commercial construction jobs. All actions under the plan are expected to be completed by October 2002, with long-term lease and other exit cost payments continuing into 2003. The revenue and net operating loss of the service centers sold, merged or closed as a part of the Retail Restructuring Program were $10.8 million and $3.7 million, respectively, for the three months ended June 30, 2001 and $20.4 million and $3.6 million, respectively, for the six months ended June 30, 2001.

    The $38.0 million restructuring charge consisted of asset impairments and estimates of future cash expenditures. Charges based on estimated cash expenditures are as follows (in millions):

                            Original     New       Cash      Other     December
                             Charge    Charges   Payments   Changes    31,2001
                            --------   -------   --------   -------    --------
Severance and benefits...    $ 4.8      $0.1      $ (2.5)     $(1.9)     $0.5
Other exit costs.........     12.3       0.3       (10.3)       3.3       5.6
                            --------   -------   --------   -------    ---------
  Total..................    $17.1      $0.4      $(12.8)     $ 1.4      $6.1
                            ========   =======   ========   =======    =========

                            December     New       Cash      Other      June 30,
                            31, 2001   Charges   Payments   Changes       2002
                            --------   -------   --------   -------     --------
Severance and benefits...    $ 0.5      $0.1      $ (0.3)     $(0.2)     $0.1
Other exit costs.........      5.6       0.5        (1.1)      (0.2)      4.8
                            --------   -------   --------   -------     --------
  Total..................    $ 6.1      $0.6      $ (1.4)     $(0.4)     $4.9
                            ========   =======   ========   =======     ========

        The original severance charge of $4.8 million included the termination of 605 employees, 394 of which had been terminated as of June 30, 2002. The balance was part of those service centers subsequently sold rather than closed as originally planned. Other exit costs of $4.7 million included costs to complete in-process commercial construction jobs at the exit date, $4.7 million for non-cancelable operating lease commitments on closed service center facilities and $2.9 million of other closure related costs. Payments for these charges will continue through 2003.

        In the third and fourth quarter of 2001, the Company identified an additional 15 centers for closure. The $0.4 million and $0.6 million of new charges in the above table reflect the Company’s estimate of costs related to closure of these centers.

        The other changes in severance and benefits included in the above table were revisions to the original number of employees to be terminated as a result of the Company finding buyers for retail centers that had previously been identified for closure. The other changes in other exit costs included in the above table relate to higher than expected costs to complete the in-process commercial jobs at closed centers.

         Asset impairments included in the restructuring charge consisted of the following:

        The restructuring charge included impairments of $6.6 million for long-lived assets, principally property, plant and equipment used in the operations of the closed service centers, $5.7 million in goodwill, $3.4 million for inventory write-downs and $5.2 million in accounts receivable. All asset impairment charges were related to assets included in the Service Experts reportable segment.

        The impairment charges for the long-lived assets reduced the carrying amount of the assets to management’s estimate of fair value which was based primarily on the estimated proceeds, if any, to be generated from the sale or disposition of the assets. The goodwill impairment charge reduced to zero any goodwill that had been recorded in conjunction with acquisitions of specific service centers that were completely idled and for which expected future cash flows were not sufficient to cover the related property, plant and equipment. For the three and six months ended June 30, 2002, the Company has recognized as a component of the Restructurings line item in the accompanying Statement of Operations, $0.1 million and $0.2 million in net gains that represent differences between the original estimate of fair value and actual proceeds received.

        The inventory and accounts receivable impairment charges recorded in conjunction with the restructuring reduced the carrying value of service center inventories and accounts receivables to net realizable value. These revisions to net realizable value resulted directly from the Company’s decisions to close the related service center operations. For the three and six months ended June 30, 2002, the Company has recognized as a component of the Restructurings line item in the accompanying Statement of Operations, $0.2 million and $0.3 million in net gains that represent differences between the original estimate of net realizable value and actual proceeds received.

        Manufacturing and Distribution Restructuring Program. In the fourth quarter of 2001, the Company recorded pre-tax restructuring charges totaling $35.2 million ($31.0 million, net of tax) for asset impairments, severance and other exit costs that resulted from the Company’s decision to sell or abandon certain manufacturing and distribution operations. The major actions included in the plan were the closing of a domestic distribution facility, the Company’s Mexico sales office, manufacturing plants in Canada, Australia and Europe and the disposition of other non-core Heat Transfer businesses. All actions under the plan were completed by March 31, 2002 except for closing the domestic distribution facility and the disposition of the non-core Heat Transfer businesses, which will be complete by May 2003. The revenue and net operating loss of separately identifiable operations were $11.7 million and $0.6 million, respectively, for the three months ended June 30, 2001 and $17.1 million and $1.2 million, respectively, for the six months ended June 30, 2001.

        A summary of the asset impairments by action and the operating segment impacted are included in the following table (in millions):

                                                      Asset Impairments & Write Downs
                                                      -------------------------------
                                                                     Accounts
Major Action and Operating Segment Impacted     PP&E     Goodwill    Receivable   Inventory    Total
-------------------------------------------     ----     --------    ----------   ---------    -----
North American residential segment:
  Canadian manufacturing facility...........    $1.0       $--          $ --          $ --      $ 1.0
  Domestic distribution facility............     0.5        --            --           1.0        1.5
                                                ----      -----         ----          ----      -----
  North American residential segment........     1.5        --            --           1.0        2.5

Commercial air conditioning segment:
   Australian manufacturing facility........     0.3        1.5           --           1.2        3.0
   Closure of Mexico sales office...........      --         --          1.0            --        1.0
                                                ----      -----         ----          ----      -----
     Commercial air conditioning segment....     0.3        1.5          1.0           1.2        4.0

Commercial refrigeration segment -
  European manufacturing facility...........      --         --           --           1.4        1.4

Heat transfer segment - engineering business     1.9        9.4          5.8           0.8       17.9
                                                ----      -----         ----          ----      -----
               Total........................    $3.7      $10.9         $6.8          $4.4      $25.8
                                                ====      =====         ====          ====      =====

        The property, plant and equipment impairment consisted primarily of manufacturing equipment written down to the cash expected to be received upon sale or abandonment, if any. The goodwill impairment charges reduced the goodwill associated with the closed operation to zero. The accounts receivable and inventory write-downs were recorded in conjunction with the restructuring since the decisions to close the operations directly impacted the net realizable value of the related assets. Included in Restructurings in the accompanying Statement of Operations for the six months ended June 30, 2002 are $0.2 million of net gains upon disposal of these impaired assets that resulted from differences between original estimates of fair and net realizable value and amounts realized upon disposal.

        A summary of the severance and other exit costs associated with the Manufacturing and Distribution Restructuring Program are included in the following table (in millions):

                            Original     New       Cash      Other      June 30,
                             Charge    Charges   Payments   Changes       2002
                            --------   -------   --------   -------     --------
Severance and benefits....    $6.0      $0.9      $(5.9)     $0.3        $1.3
Other exit costs..........     3.4       1.0       (1.5)     (0.1)        2.8
                            ---------- -------   --------   -------     --------
      Total...............    $9.4      $1.9      $(7.4)     $0.2        $4.1
                            ========== =======   ========   =======     ========

        The original severance and benefits charge of $6.0 million primarily related to the termination of 250 hourly and 46 salaried employees in Canada. The $0.9 million of new charges represents the 2002 termination of 49 Heat Transfer and other Australian personnel. As of June 30, 2002, all employees have been terminated. Severance and benefit payments will continue until November 2003.

        The other exit costs consist of $2.7 million for contractual lease obligations associated with the vacated corporate office lease space and the closed Australian manufacturing facility. The cash obligations associated with these exit costs continue through 2004.

13.     Goodwill:

        On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), and recorded a $285.7 million impairment of goodwill ($249.2 million, net of taxes). The adoption of SFAS No. 142 requires that goodwill and other intangible assets with an indefinite useful life no longer be amortized as expenses of operations but rather tested for impairment at least annually by using a fair-value-based test. The impairment charge relates primarily to the 1998 - 2000 acquisitions of the Company’s retail and hearth products operations, where lower than expected operating results occurred. The Company’s estimates of fair value for its reporting units were determined based on a combination of the future earnings forecasts using discounted values of projected cash flows and market values of comparable businesses.

        The changes in the carrying amount of goodwill for the quarter ended June 30, 2002, in total and by segment, are as follows (in thousands):

                                       Balance         Goodwill     Foreign Currency         Balance
       Segment                    December 31, 2001   Impairment   Translation & Other    June 30, 2002
       -------                    -----------------   ----------   ------------------    -------------
North American residential......     $104,089         $ (77,124)        $   --               $ 26,965
Service Experts.................      510,804          (200,514)          (106)               310,184
Commercial air conditioning.....       18,471                --          1,412                 19,883
Commercial refrigeration........       54,313                --          3,391                 57,704
Heat transfer...................       17,036            (8,047)           208                  9,197
                                     --------         ---------         ------               --------
 Total..........................     $704,713         $(285,685)        $4,905               $423,933
                                     ========         =========         ======               ========

        The following reflects the Company’s income (loss) before the cumulative effect of accounting change and income (loss) adjusted to exclude goodwill amortization for all periods presented (in thousands):

                                                      Three Months      Three Months       Six Months        Six  Months
                                                         Ended             Ended              Ended              Ended
                                                      June 30, 2002     June 30,2001      June 30, 2002      June 30, 2001
                                                      -------------     -------------     -------------      -------------
Income (loss) before cumulative effect of
   accounting change................................     $25,626           $(7,011)          $  26,197          $(17,259)
Add back:  goodwill amortization, net
   of income tax....................................          --             4,104                  --             7,925
                                                         -------           -------           ---------          --------
Adjusted income (loss) before cumulative effect
   of accounting change.............................     $25,626           $(2,907)          $  26,197          $ (9,334)
                                                         =======           =======           =========          ========

Basic earnings per share:
   Income (loss) before cumulative effect of
     accounting change..............................     $  0.45           $ (0.12)          $    0.46          $  (0.31)
   Add back:  goodwill amortization, net of income
     tax............................................          --              0.07                  --              0.14
                                                         -------           -------           ---------          --------
   Adjusted income (loss) before cumulative effect
     of accounting change...........................     $  0.45           $ (0.05)          $    0.46          $  (0.17)
                                                         =======           =======           =========          ========

Diluted earnings per share:
   Income (loss) before cumulative effect of
     accounting change..............................     $  0.43           $ (0.12)          $    0.45          $  (0.31)
   Add back:  goodwill amortization, net of income
     tax............................................          --              0.07                  --              0.14
                                                         -------           -------           ---------          --------
   Adjusted income (loss) before cumulative effect
     of accounting change...........................     $  0.43           $ (0.05)          $    0.45          $  (0.17)
                                                         =======           =======           =========          ========
Reported net income (loss)..........................     $25,626           $(7,011)          $(223,027)         $(17,259)
Add back:  goodwill amortization, net of income
   tax..............................................          --             4,104                  --             7,925
                                                         -------           -------           ---------          --------
Adjusted net income (loss)..........................     $25,626           $(2,907)          $(223,027)         $ (9,334)
                                                         =======           =======           =========          ========
Basic earnings per share:
   Reported net income (loss).......................     $  0.45           $ (0.12)          $   (3.92)         $  (0.31)
   Add back:  goodwill amortization.................          --              0.07                  --              0.14
                                                         -------           -------           ---------          --------
   Adjusted net income (loss).......................     $  0.45           $ (0.05)          $   (3.92)         $  (0.17)
                                                         =======           =======           =========          ========
Diluted earnings per share:
   Reported net income (loss).......................     $  0.43           $ (0.12)          $   (3.82)         $  (0.31)
   Add back:  goodwill amortization.................          --              0.07                  --              0.14
                                                         -------           -------           ---------          --------
   Adjusted net income (loss).......................     $  0.43           $ (0.05)          $   (3.82)         $  (0.17)
                                                         =======           =======           =========          ========

        Identifiable intangible assets as of June 30, 2002 are recorded in Other Assets in the Consolidated Balance Sheet and are comprised of the following (in thousands):

                                    Gross                Accumulated
                                    Amount               Amortization
                                    -----                ------------
Patents..........................  $ 6,500                 $(1,183)
Deferred financing costs.........   10,030                  (3,096)
Non-competes and other ..........   10,225                  (5,127)
                                   -------                 --------
  Total..........................  $26,755                 $(9,406)
                                   =======                 ========

        Amortization of intangible assets for the six months ended June 30, 2002 and June 30, 2001 was approximately $2.7 million and $2.0 million, respectively. Amortization expense for 2002 to 2006 is estimated to be approximately $5.0 million in 2002, $4.0 million in 2003, $3.0 million in 2004, $1.0 million in 2005 and $1.0 million in 2006. During 2004, the Company anticipates that a certain non-compete agreement and certain deferred financing costs will become fully amortized resulting in lower estimated aggregate amortization expense in 2004, 2005 and 2006. As of June 30, 2002, the Company had $4.1 million of intangible assets, primarily trademarks, which are not subject to amortization.

14.     Subsequent Events:

        On July 18, 2002, the Company signed agreements for the formation of joint ventures with Outokumpu Oyj of Finland (“Outokumpu”). Outokumpu will purchase a 55 percent interest in the Company’s heat transfer business segment in the U.S. and Europe for $55 million, with the Company retaining 45 percent ownership. After a period of three years, Outokumpu will have the option to purchase the remainder of the businesses contingent upon several factors. The agreements, which have been approved by the board of directors of both companies and are contingent upon regulatory approvals, are currently targeted for completion in the third quarter of 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        The Company participates in five reportable business segments of the heating, ventilation, air conditioning and refrigeration (“HVACR”) industry. The first segment is North American residential, in which LII manufactures and markets a full line of heating, air conditioning and hearth products for the residential replacement and new construction markets in the United States and Canada. The second segment is Service Experts, which includes sales and installation of, and maintenance and repair services for, HVACR equipment by LII-owned service centers in the United States and Canada. The third segment is global commercial air conditioning, in which LII manufactures and sells rooftop products and applied systems for commercial applications. The fourth segment is global commercial refrigeration, which consists of unit coolers, condensing units and other commercial refrigeration products. The fifth segment is heat transfer, in which LII designs, manufactures and sells evaporator and condenser coils, copper tubing and related manufacturing equipment to original equipment manufacturers and other specialty purchasers on a global basis.

        LII sells its products to numerous types of customers, including distributors, installing dealers, property owners, national accounts and original equipment manufacturers. The demand for LII’s products is influenced by national and regional economic and demographic factors, such as interest rates, the availability of financing, regional population and employment trends, new construction and general economic conditions, especially consumer confidence. In addition to economic cycles, demand for LII’s products is seasonal and dependent on the weather. Hotter than normal summers generate strong demand for replacement air conditioning and refrigeration products and colder than normal winters have the same effect on heating products. Conversely, cooler than normal summers and warmer than normal winters depress sales of HVACR products.

        The principal components of cost of goods sold are component costs, raw materials, factory overhead, labor and estimated costs of warranty expense. The principal raw materials used in LII’s manufacturing processes are copper, aluminum and steel. In instances where LII is unable to pass on to its customers increases in the costs of copper and aluminum, LII enters into forward contracts for the purchase of those materials. LII attempts to minimize the risk of price fluctuations in key components by entering into contracts, typically at the beginning of the year, which generally provide for fixed prices for its needs throughout the year. These hedging strategies enable LII to establish product prices for the entire model year while minimizing the impact of price increases of components and raw materials on its margins. Warranty expense is estimated based on historical trends and other factors.

        LII’s fiscal year ends on December 31 of each year and its fiscal quarters are each comprised of 13 weeks. For convenience, throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the 13 week periods comprising each fiscal quarter are denoted by the last day of the calendar quarter.

Results of Operations

        The following table sets forth, as a percentage of net sales, income data for the three months and six months ended June 30, 2002 and 2001:

                                                      For the                            For the
                                              Three Months Ended June 30,        Six Months Ended June 30,
                                              ----------------------------       ----------------------------
                                                                     2001                               2001
                                                2002     2001    Adjusted(1)     2002        2001     Adjusted(1)
                                                ----     ----    --------        ----        ----     -----------
Net sales...................................   100.0%   100.0%     100.0%        100.0%     100.0%     100.0%
Cost of goods sold..........................    67.4     68.7       68.7          68.1       69.4       69.4
                                               -----    -----      -----         -----      ------     -----
  Gross profit..............................    32.6     31.3       31.3          31.9        30.6      30.6
Selling, general and administrative             26.3     26.2       25.6          27.8        28.1      27.5
  expense...................................
Restructurings..............................     0.1      4.5        4.5           0.1         2.4       2.4
                                               -----    -----      -----         -----      ------     -----
  Income from operations....................     6.2      0.6        1.2           4.0         0.1       0.7
Interest expense, net.......................     1.0      1.4        1.4           1.1         1.6       1.6
Other.......................................    (0.1)    (0.1)      (0.1)           --          --        --
                                               -----    -----      -----         -----      ------     -----
  Income (loss) before income
  taxes and cumulative effect of
  accounting change.........................     5.3     (0.7)      (0.1)          2.9        (1.5)     (0.9)
Provision for (benefit from) income taxes...     2.2      0.1        0.2           1.2        (0.4)     (0.3)
                                               -----    -----      -----         -----      ------     -----
  Income (loss) before
  cumulative effect of
  accounting change.........................     3.1     (0.8)      (0.3)          1.7        (1.1)     (0.6)
Cumulative effect of accounting change......      --       --         --         (16.5)         --        --
                                               -----    -----      -----         -----      ------      -----
  Net income (loss).........................     3.1%   (0.8)%      (0.3)%       (14.8)%      (1.1)%   (0.6)%
                                               =====    =====      =====         =====      ======     =====
----------
(1)  Income data, as a percentage of sales, has been adjusted for the three months and six months ended June 30, 2001 to reflect the discontinuation of goodwill and trademark amortization under Statement of Financial Accounting
     Standards No. 142, "Goodwill and Other Intangible Assets."

        The following table sets forth net sales by business segment and geographic market (dollars in millions):

                                           Three Months Ended June 30,                   Six Months Ended June 30,
                                            2002                 2001                   2002             2001
                                    -----------------     ----------------      ----------------       ------------------
                                     Amount       %       Amount       %          Amount     %          Amount        %
                                     ------       -       ------       -          ------     -          ------        -
Business Segment:
North American residential........  $350.9       42.2%    $335.8      39.6%     $  626.1     41.6%     $  617.8      39.5%
Service Experts...................   251.5       30.3      270.3      31.9         456.5     30.3         492.7      31.5
Commercial air conditioning.......   115.0       13.8      128.9      15.2         201.8     13.4         222.3      14.2
Commercial refrigeration..........    89.6       10.8       84.8      10.0         174.9     11.6         169.9      10.9
Heat transfer.....................    52.1        6.3       57.0       6.7         100.8      6.7         115.3       7.4
Eliminations......................   (28.5)      (3.4)     (28.5)     (3.4)        (53.7)    (3.6)        (53.7)     (3.5)
                                    ------      -----     ------     -----      --------    -----      --------     -----
  Total net sales.................  $830.6      100.0%    $848.3     100.0%     $1,506.4    100.0%     $1,564.3     100.0%
                                    ======      =====     ======     =====      ========    =====      ========     =====
Geographic Market:
U.S...............................  $660.0       79.5%    $680.6      80.2%     $1,193.4     79.2%     $1,243.0      79.5%
International.....................   170.6       20.5      167.7      19.8         313.0     20.8         321.3      20.5
                                    ------      -----     -------    -----      --------    -----      --------     -----
  Total net sales.................  $830.6      100.0%    $848.3     100.0%     $1,506.4    100.0%     $1,564.3     100.0%
                                    ======      =====     ======     =====      ========    =====      ========     =====

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

        Net sales. Net sales decreased $17.7 million, or 2.1%, to $830.6 million for the three months ended June 30, 2002 from $848.3 million for the three months ended June 30, 2001. Adjusted for the favorable impact of foreign currency translation, net sales declined 2.5% compared to the same period last year. The sales decline was attributable to lower sales in the Company’s Service Experts, commercial air conditioning and heat transfer business segments.

        Net sales in the North American residential segment increased $15.1 million, or 4.5%, to $350.9 million for the three months ended June 30, 2002 from $335.8 million for the three months ended June 30, 2001. Adjusted for the impact of foreign currency translation, net sales increased 4.8%, or $16.0 million compared to the three months ended June 30, 2001. Year-to-date U.S. factory shipments of unitary air conditioners and heat pumps increased 5% industry wide through June 2002, according to the Air Conditioning and Refrigeration Institute (“ARI”). Net sales of the Company’s Lennox and Ducane branded product as well as evaporator coils from its Advanced Distributor Products unit were particularly strong for the three months ended June 30, 2002.

        Net sales in the Service Experts segment were $251.5 million for the three months ended June 30, 2002, a decrease of $18.8 million, or 7.0%, from $270.3 million for the three months ended June 30, 2001. On a same store basis, after adjusting for sold or closed service centers in connection with a restructuring program announced in 2001, net sales declined 4.0% for the three months ended June 30, 2002 compared to the same period last year. As a result of this restructuring program, the primary operating focus of this segment has been improving operating efficiency through cost reduction programs, expense control initiatives and reductions in personnel. LII anticipates the operational focus in this segment will broaden to increasing sales as efforts to improve operating efficiency are completed.

        Net sales in the commercial air conditioning segment declined $13.9 million, or 10.8%, to $115.0 million for the three months ended June 30, 2002 compared to the three months ended June 30, 2001. The sales decline was 12.0% after adjusting for the impact of foreign currency exchange. The decline was due primarily to lower demand levels for commercial air conditioning equipment in North America as well as lower demand for such equipment in Europe. North American industry shipments of unitary commercial heating, ventilation and air conditioning (“HVAC”) equipment were down approximately 10% in the first six months of 2002.

        Commercial refrigeration segment net sales increased $4.8 million, or 5.7%, to $89.6 million for the three months ended June 30, 2002. Slightly more than half of the sales increase was a result of favorable foreign currency exchange. In addition, a strengthening order rate for commercial refrigeration equipment in the Company’s domestic operations reported at the end of the first quarter of 2002 was sustained in the second quarter of 2002. A strengthening order rate in the Company’s Asia Pacific operations also resulted in higher net sales for the three months ended June 30, 2002.

        Net sales in the heat transfer segment decreased $4.9 million, or 8.6%, to $52.1 million for the three months ended June 30, 2002 compared to the three months ended June 30, 2001. Adjusted for foreign currency exchange, sales were down 9.8% compared to the same quarter of last year. The lower net sales were attributable to continued soft demand for heat transfer components.

        Gross profit. Gross profit was $271.0 million for the three months ended June 30, 2002 compared to $265.1 million for the three months ended June 30, 2001, an increase of $5.9 million. Gross profit margin improved 1.3% to 32.6% for the three months ended June 30, 2002 from 31.3% for the three months ended June 30, 2001. Gross profit margin in the Company’s Service Experts segment improved 2.4% for the second quarter of 2002 compared to last year’s second quarter due primarily to direct labor personnel reductions and increased productivity of existing direct labor personnel. Service Experts direct labor personnel reductions were made in connection with a restructuring program announced in 2001 as well as efforts to staff individual service centers to match market demand. The gross profit margin improvement was also due to factory efficiencies, particularly in the areas of improved labor utilization, purchasing savings and lower overhead.

        Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses were $218.4 million for the three months ended June 30, 2002, a decrease of $3.4 million, or 1.5%, from $221.8 million for the three months ended June 30, 2001. SG&A expenses represented 26.3% and 26.2% of total revenues for the three months ended June 30, 2002 and 2001, respectively. The second quarter of 2001 included $4.6 million of goodwill and trademark amortization which has been discontinued with the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142”) on January 1, 2002. Cost reduction programs, expense control initiatives and reductions in personnel in the Company’s Service Experts segment were slightly more than offset by increases in all remaining business segments for the second quarter of 2002 compared to the second quarter of 2001.

         Restructurings. During 2001, the Company undertook separate restructuring initiatives of its retail operations and certain of its manufacturing and distribution operations. The two initiatives are as follows:

         1.  Retail Restructuring Program

          In the second quarter of 2001, the Company recorded a pre-tax restructuring charge of $38.0 million ($25.6 million, net of tax), which covered the selling, closing or merging of 38 company-owned dealer service centers in the Company's Service Experts segment. These centers were either under performing financially, located in geographical areas requiring disproportionate management effort or focused on non-HVAC activities. The major actions of the plan consist of employee terminations, closure, sale or merger of retail centers and completion of in-process commercial construction jobs. All actions under the plan are expected to be completed by October 2002, with long-term lease and other exit cost payments continuing into 2003. The revenue and net operating loss of the service centers sold, closed or merged as part of the Retail Restructuring Program were $10.8 million and $3.7 million, respectively, for the three months ended June 30, 2001 and $20.4 million and $3.6 million, respectively, for the six months ended June 30, 2001.

          The $38.0 million pre-tax charge for the Retail Restructuring Program consisted of $4.8 million of severance and benefit charges, $12.3 million of other exit costs and $20.9 million of asset impairments. The asset impairments in the restructuring charge included $6.6 million for long-lived assets, principally property, plant and equipment used in the operations of the closed service centers, $5.7 million in goodwill, $3.4 million for inventory write-downs and $5.2 million in accounts receivable.
     The accounts receivable and inventory write-downs were recorded in conjunction with the restructuring since the decisions to close the operations directly impacted the net realizable value of the related assets.

          Through June 2002, the Company has made cash payments of $14.2 million under this program. These payments included $2.8 million for severance and benefit payments and $11.4 million for other exit costs payments. The
     Company anticipates making future cash expenditures of approximately $4.9 million, principally for

     other exit costs of which $1.6 million is anticipated to be spent in 2002 and $3.3 million is anticipated to be spent in 2003. The Company estimates the improvement in net operating income due to the elimination of net operating losses of service centers sold, closed or merged under this restructuring program to be in the range of $3.5 million to $6.0 million for the year ended December 31, 2002.

        2.   Manufacturing and Distribution Restructuring Program

          In the fourth quarter of 2001, the Company recorded pre-tax restructuring charges totaling $35.2 million, ($31.0 million, net of tax)
     for asset impairments, severance and other exit costs that resulted from the Company's decision to sell or abandon certain manufacturing and distribution operations. The major actions included in the plan were the closing of a domestic distribution facility, the Company's Mexico sales office, manufacturing plants in Canada, Australia and Europe and the disposition of other non-core Heat Transfer businesses. All actions under the plan were completed by March 31, 2002, except for closing the domestic distribution facility and the disposition of the non-core Heat Transfer businesses, which will be complete by May 2003. The revenue and net operating loss of separately identifiable operations were $11.7 million and
     $0.6 million, respectively, for the three months ended June 30, 2001 and
     $17.1 million and $1.2 million, respectively, for the six months ended June
     30, 2001.

          The $35.2 million pre-tax charge for the Manufacturing and
     Distribution Restructuring Program consisted of $6.0 million of severance and benefit charges, $3.4 million of other exit costs and $25.8 million of asset impairments. The asset impairments in the restructuring charge included $3.7 million for property, plant and equipment written down to the cash expected to be received upon sale or abandonment, if any, $10.9 million in goodwill, $4.4 million for inventory write-downs and $6.8 million in accounts receivable. The accounts receivable and inventory write-downs were recorded in conjunction with the restructuring since the decisions to close the operations directly impacted the net realizable value of the related assets.

          Through June 2002, the Company has made cash payments of $7.4 million under this program. These payments included $5.9 million for severance and benefit payments and $1.5 million for other exit costs payments. The
     Company anticipates making future cash expenditures of approximately $14.7 million under this program. The Company estimates the improvements in net operating income to be in the range of $5.0 million to $7.0 million for the year ended December 31, 2002.

         Pre-tax restructuring charges for the three months ended June 30, 2002 were $1.2 million. These charges stem from the Manufacturing and Distribution Restructuring Program and principally include personnel termination charges in the Company's North American residential segment and the relocation of production lines in Europe in the Company's commercial refrigeration segment. Pre-tax restructuring charges for the three months ended June 30, 2001 were $38.0 million and relate to the Retail Restructuring Program. The tax benefit of these charges for the three months ended June 30, 2002 and 2001 was $0.3 million and $12.4 million, respectively.

         Interest expense, net. Interest expense, net, for the three months ended June 30, 2002 decreased $3.2 million, or 27.8%, from $11.5 million for the three months ended June 30, 2001. The decrease in interest expense was attributable to lower debt levels and lower interest rates.

         Other. Other income was $0.4 million for the three months ended June 30, 2002 and $0.3 million for the three months ended June 30, 2001. Other income is primarily comprised of currency exchange gains or losses, which relate principally to the Company’s operations in Canada, Australia and Europe.

        Provision for (benefit from) income taxes. The provision for income taxes was $17.9 million for the three months ended June 30, 2002 and $1.1 million for the three months ended June 30, 2001. The effective tax rates were 40.5% and 42.2% after excluding the tax benefits of $0.3 million and $12.4 million as a result of restructuring charges recognized during the three months ended June 30, 2002 and 2001, respectively. These effective rates differ from the statutory federal rate of 35.0% principally due to state and local taxes, non-deductible goodwill expenses (in 2001 only), foreign operating losses for which no tax benefits have been recognized and foreign taxes at rates other than 35%. Had SFAS No. 142 been in effect in the second quarter of 2001, the tax provision would have been $0.5 million higher than reported.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

        Net sales. Net sales decreased $57.9 million, or 3.7%, to $1,506.4 million for the six months ended June 30, 2002 from $1,564.3 million for the six months ended June 30, 2001. Adjusted for the impact of foreign currency translation, net sales declined 3.5% compared to the same period last year. The sales decline was attributable to lower sales in the Company’s Service Experts, commercial air conditioning and heat transfer business segments.

        Net sales in the North American residential segment increased $8.3 million, or 1.3%, to $626.1 million for the six months ended June 30, 2002 from $617.8 million for the six months ended June 30, 2001. Adjusted for the impact of foreign currency translation, net sales increased 1.9%, or $11.6 million compared to the six months ended June 30, 2001. Year-to-date U.S. factory shipments of unitary air conditioners and heat pumps increased 5% industry wide through June 2002, according to the ARI. Net sales of the Company’s Lennox and Ducane branded product as well as evaporator coils from its Advanced Distributor Products unit were particularly strong for the six months ended June 30, 2002.

        Net sales in the Service Experts segment were $456.5 million for the six months ended June 30, 2002, a decrease of $36.2 million, or 7.3%, from $492.7 million for the six months ended June 30, 2001. LII realized an additional week of net sales in the first six months of 2002 in the Service Experts segment when compared to the same period last year. Due to the decentralized nature of LII’s Service Experts operations, LII’s reporting of Service Experts results through the first six months of the year historically lagged other operations by one week. However, with an enhanced enterprise system in place in fiscal 2002, LII was able to synchronize the timing of its Service Experts results with the results of its other operations. Accounting for the additional week added $12.9 million of net sales to the Service Experts segment results for the six months ended June 30, 2002.

        On a same store basis, after adjusting for sold or closed service centers in connection with a restructuring program announced in 2001 and the additional week of results, net sales in the Service Experts segment declined 6.1% for the six months ended June 30, 2002 compared to the same period last year. As a result of this restructuring program, the primary operating focus of this segment has been improving operating efficiency through cost reduction programs, expense control initiatives and reductions in personnel. LII anticipates the operational focus in this segment will broaden to increasing sales as efforts to improve operating efficiency are completed.

        Net sales in the commercial air conditioning segment decreased $20.5 million, or 9.2%, to $201.8 million for the six months ended June 30, 2002 compared to the six months ended June 30, 2001. The sales decrease was 9.3% after adjusting for the impact of foreign currency exchange. The decline was due primarily to lower demand levels for commercial air conditioning equipment in North America as well as lower demand for such equipment in Europe. North American industry shipments of unitary commercial HVAC equipment were down approximately 10% in the first six months of 2002.

        Commercial refrigeration segment net sales increased $5.0 million, or 2.9%, to $174.9 million for the six months ended June 30, 2002, compared to the six months ended June 30, 2001. After adjusting for the impact of foreign currency exchange, the sales increase was 2.7%. A strengthening order rate for commercial refrigeration equipment in the Company’s domestic and Asia Pacific operations resulted in higher net sales for the six months ended June 30, 2002.

        Net sales in the heat transfer segment decreased $14.5 million, or 12.6%, to $100.8 million for the six months ended June 30, 2002 compared to the six months ended June 30, 2001. After adjusting for the impact of foreign exchange, sales declined 12.8% compared to the same period last year. The lower net sales were attributable to continued soft demand for heat transfer components as well as project shortfalls in LII’s Australian operations.

        Gross profit. Gross profit was $479.9 million for the six months ended June 30, 2002 compared to $478.7 million for the six months ended June 30, 2001, an increase of $1.2 million. Gross profit margin improved 1.3% to 31.9% for the six months ended June 30, 2002 from 30.6% for the six months ended June 30, 2001. Gross profit margin in the Company’s Service Experts segment improved 1.9% for the six months ended June 30, 2002 compared to the same period last year due primarily to direct labor personnel reductions and increased productivity of existing direct labor personnel. Service Experts direct labor personnel reductions were made in connection with a restructuring program announced in 2001 as well as efforts to staff individual service centers to match market demand. The gross profit margin improvement was also due to factory efficiencies, particularly in the areas of labor utilization, purchasing savings and lower overhead. Based on projected 2002 year-end inventory levels, the Company believes LIFO (last in, first out) inventory adjustments will not have a material impact on gross margins.

         Selling, general and administrative expenses. SG&A expenses were $417.8 million for the six months ended June 30, 2002, a decrease of $21.5 million, or 4.9%, from $439.3 million for the six months ended June 30, 2001. SG&A expenses represented 27.8% and 28.1% of total revenues for the three months ended June 30, 2002 and 2001, respectively. The first six months of 2001 included $9.0 million of goodwill and trademark amortization which has been discontinued with the adoption of SFAS No. 142 on January 1, 2002. Bad debt expense, which is driven largely by overall economic conditions, totaled $4.4 million and $5.0 million for the six month periods ended June 30, 2002 and 2001, respectively. The Company has no significant concentration of credit risk among its diversified customer base. The balance of the SG&A decrease was largely due to cost reduction programs, expense control initiatives and reductions in personnel, particularly in the Company’s Service Experts segment.

         Restructurings. Pre-tax restructuring charges for the six months ended June 30, 2002 were $1.9 million. These charges stem from the Manufacturing and Distribution Restructuring Program discussed previously (see Results of Operations - Three months ended June 30, 2002 Compared to Three Months Ended June 30, 2001) and principally include personnel termination charges in the Company’s North American residential segment and the relocation of production lines in Europe in the Company’s commercial refrigeration segment. Pre-tax restructuring charges for the six months ended June 30, 2001 were $38.0 million. These restructuring charges relate to the Retail Restructuring Program also discussed previously (see Results of Operations - Three months ended June 30, 2002 Compared to Three Months Ended June 30, 2001). The tax benefit of these charges for the six months ended June 30, 2002 and 2001 was $0.5 million and $12.4 million, respectively.

         Interest expense, net,. Interest expense, net, for the six months ended June 30, 2002 decreased $8.2 million, or 33.5%, from $24.3 million for the six months ended June 30, 2001. The lower interest expense resulted from lower debt levels and lower interest rates.

         Other. Other expense (income) was $(0.5) million for the six months ended June 30, 2002 and $0.4 million for the six months ended June 30, 2001. Other expense (income) is primarily comprised of currency exchange gains or losses, which relate principally to the Company’s operations in Canada, Australia and Europe.

        Provision for (benefit from) income taxes. The provision for (benefit from) income taxes was $18.3 million for the six months ended June 30, 2002 and $(6.1) million for the six months ended June 30, 2001. The effective tax rates were 40.5% and 42.9% after excluding the tax benefits of $0.5 million and $12.4 million as a result of restructuring charges recognized during the six months ended June 30, 2002 and 2001, respectively. These effective rates differ from the statutory federal rate of 35.0% principally due to state and local taxes, non-deductible goodwill expenses (in 2001 only), foreign operating losses for which no tax benefits have been recognized and foreign taxes at rates other than 35%. Had SFAS No. 142 been in effect in the first six months of 2001, the tax benefit would have been $1.1 million lower than reported.

         Cumulative effect of accounting change. The cumulative effect of accounting change represents an after-tax, non-cash, goodwill impairment charge of $249.2 million for the six months ended June 30, 2002. This charge resulted from the adoption of SFAS No. 142 which became effective January 1, 2002 and requires that goodwill and other intangible assets with an indefinite useful life no longer be amortized as expenses of operations but rather be tested for impairment upon adoption and at least annually by applying a fair-value-based test. During the first quarter of 2002, LII conducted such fair-value-based tests and recorded a pre-tax goodwill impairment charge of $285.7 million. The charge primarily relates to the Company’s Service Experts and North American residential business segments. The tax benefit of this charge was $36.5 million.

Liquidity and Capital Resources

        Lennox’s working capital and capital expenditure requirements are generally met through internally generated funds and bank lines of credit.

        During the first six months of 2002, cash provided by operations was $44.4 million compared to $77.2 million for the comparable period in 2001. If the effects of asset securitization were excluded, the comparison would have been $25.6 million cash provided by operating activities in 2002 and $13.6 million cash provided in 2001. The change is a reflection of better management of working capital. Net cash used in investing activities includes acquiring a partner’s remaining 14% interest in Heatcraft do Brasil S. A., a Brazilian company that manufactures primarily commercial refrigeration equipment and proceeds from the sale of the net assets of a distributor in the North American residential segment. Cash used in financing activities reflects the Company’s private placement of $143.8 million of 6.25% convertible subordinated notes due 2009. The Company used the net proceeds of approximately $139 million to reduce its indebtedness under its revolving credit facility.

        Capital expenditures of $12.9 million and $8.6 million in 2002 and 2001, respectively, were primarily for production equipment in the North American heat transfer and residential products manufacturing plants.

        The Company has bank lines of credit aggregating $388 million, of which $109 million was borrowed and outstanding, and $36 million was committed to standby letters of credit at June 30, 2002. The remaining $243 million was available for future borrowings, subject to covenant limitations. Included in the lines of credit is a domestic facility in the amount of $300 million governed by agreements between the Company and a syndicate of banks. The facility contains certain financial covenants and bears interest, at the Company’s option, at a rate equal to either (a) the greater of the bank’s prime rate or the federal funds rate plus 0.5% or (b) the London Interbank Offered Rate plus a margin equal to 0.5% to 2.25%, depending upon the ratio of total funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). The Company pays a commitment fee equal to 0.15% to 0.50% of the unused commitment, depending upon the ratio of total funded debt to EBITDA. The agreements place restrictions on the Company’s ability to incur additional indebtedness, encumber its assets, sell its assets, or pay dividends. As of June 30, 2002, LII was in compliance with all covenant requirements and LII believes that cash flow from operations, as well as available borrowings under its revolving credit facility, will be sufficient to fund its operations for the foreseeable future.

        Under an on-going asset securitization arrangement, the Company had sold, at June 30, 2002, $161.9 million of receivables on a non-recourse basis. The accounts receivable that were sold are shown as a reduction of accounts and notes receivable in the accompanying Consolidated Balance Sheets. The discount of $1.6 million incurred in the sale of such receivables is included as part of Selling, General and Administrative Expense in the accompanying Consolidated Statements of Operations.

        On July 18, 2002, the Company signed agreements for the formation of joint ventures with Outokumpu Oyj of Finland (“Outokumpu”). Outokumpu will purchase a 55 percent interest in the Company’s heat transfer business segment in the U.S. and Europe for $55 million, with the Company retaining 45 percent ownership. After a period of three years, Outokumpu will have the option to purchase the remainder of the businesses contingent upon several factors. The agreements, which have been approved by the board of directors of both companies and are contingent upon regulatory approvals, are currently targeted for completion in the third quarter of 2002.

Recent Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 143, “Accounting for Asset Retirement Obligations,” which addresses the accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The Company is currently assessing the impact on the consolidated financial statements and will adopt the provisions in the first quarter of 2003.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

        Lennox’s results of operations can be affected by changes in exchange rates. Net sales and expenses in currencies other than the United States dollar are translated into United States dollars for financial reporting purposes based on the average exchange rate for the period. Net sales from outside the United States represented 20.8% and 20.5% of total net sales for the six months ended June 30, 2002 and 2001, respectively. Historically, foreign currency transaction gains (losses) have not had a material effect on Lennox’s overall operations.

        The Company from time to time enters into foreign exchange contracts to hedge receivables or payables denominated in foreign currencies. These contracts do not subject the Company to risk from exchange rate movements because the gains or losses on the contracts offset losses or gains, respectively, on the items being hedged. As of June 30, 2002, the Company had obligations to deliver $2.3 million of various currencies over the next nine months. The fair value of the various contracts was an immaterial asset as of June 30, 2002.

        The Company enters into commodity futures contracts to stabilize prices to be paid for raw materials and parts containing high copper and aluminum content. These contracts are for quantities equal to, or less than, quantities expected to be consumed in future production. As of June 30, 2002, the Company had metal futures contracts maturing at various dates through April 30, 2004 with a fair value as an asset of $1.1 million. Accordingly, the Company recorded an after-tax credit of $0.7 million to Accumulated Other Comprehensive Loss.

        On July 25, 2002, the Company announced anticipated product price increases as a result of the tariff levied on steel as a result of U.S. Presidential Proclamation 7529 issued March 5, 2002. This proclamation was issued in connection with the U.S. International Trade Commission’s investigation under section 201 of the Trade Act of 1974 with respect to imports of certain steel products. Although the intent of the proclamation targeted imported steel, the market result was an increase in domestic steel product pricing as well. The Company has filed requests with the U.S. Department of Commerce in May 2002 seeking to exclude from the safeguard tariffs those steel products most commonly used in the Company’s manufacturing processes as steel represents a significant amount of the Company’s purchased raw material. Until the results of these requests are known, the Company will not be in a position to determine specific price increases; however, the Company expects the increases to be, on average, within a range from 2% to 5% depending on the steel content of a given product line. The price increases may also differ from operating company to operating company. The Company anticipates the price increases will be effective by the end of the third quarter of 2002. Actual realization of the price increases could vary, though, based on competitive pricing from other companies in the heating, ventilation, air conditioning and refrigeration industry.

PART II -- OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds.

(c)         Recent Sales of Unregistered Securities.

         During the first quarter ended March 31, 2002, Lennox issued the following unregistered securities:

               On May 8, 2002, Lennox issued $143.8 million principal amount of its 6.25% Convertible Subordinated Notes due 2009 in a private placement to UBS Warburg LLC, First Union Securities, Inc. and
               J.P. Morgan Securities Inc., the initial purchasers of the offering. The initial purchasers resold the notes to certain qualified institutional buyers and to certain non-U.S. persons pursuant to Rule 144A and Regulation S, both promulgated under the Securities Act, respectively. Lennox received proceeds of approximately $139 million from the sale of the notes, net of the initial purchasers' discount of approximately $4.3 million and estimated offering expenses. Upon certain limited circumstances, including the closing price of Lennox's common stock reaching a specified threshold above the conversion premium, the notes will be convertible into 55.2868 shares of Lennox's common stock, par value $0.01 per share, per $1,000 principal amount of notes, subject to adjustment in certain circumstances. This results in an initial conversion price of approximately $18.09 per share, or a 25% premium to the closing price of $14.47 of Lennox's common stock on the New York Stock Exchange on May 2, 2002. The notes will mature on June 1, 2009, and are redeemable at Lennox's option on or after June 3, 2005, provided that the closing price of Lennox's common stock has exceeded 130% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day prior to the date of mailing of the optional redemption notice. In
               addition, the holders of the notes may require Lennox to
               repurchase the notes at 100% of their principal amount, plus any accrued and unpaid interest on the repurchase date, if Lennox undergoes a change in control.

         The offer and sale of securities in the transaction described above was deemed to be exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act and Regulation D promulgated thereunder, as a transaction by an issuer not involving any public offering. The securities were resold by the initial purchasers upon reliance on Rule 144A and Regulation S. Each initial purchaser made representations that it was an "accredited investor," as defined in Rule 501 promulgated under the Securities Act, and as to its compliance with Rule 144A and Regulation S. In addition, appropriate legends were affixed to the securities issued in the transaction described above.

Item 4.   Submission of Matters to a Vote of Security Holders.

        The Company’s 2002 Annual Meeting of Stockholders (“Annual Meeting”) was held on May 17, 2002. At the Annual Meeting, the Company’s stockholders elected five directors with terms expiring at the Company’s Annual Meeting of Stockholders in 2005. In addition, the shareholders approved (i) an amendment to the 1998 Incentive Plan to increase the maximum number of shares of common stock available for purchase under such plan by 7,100,000 shares and (ii) an amendment to the Nonemployee Directors’ Compensation and Deferral Plan to increase the maximum number of shares of common stock available for purchase under such plan by 400,000 shares.

         (a) The following sets forth the results of voting at the Annual Meeting for the election of directors *:

             Directors              For          Withheld       Abstentions
             ---------              ---          --------       -----------
         David H. Anderson      51,363,880       1,850,992           *
         Thomas W. Booth        44,016,887       9,197,985           *
         James J. Byrne         51,483,376       1,731,496           *
         John W. Norris III     51,383,200       1,831,672           *
         John W. Norris, Jr.    51,480,042       1,734,830           *

*With respect to the election of Directors, the form of proxy permitted stockholders to check boxes indicating votes either “For” or “Withhold Authority,” or to vote “Exceptions” and to name exceptions. Votes relating to directors designated above as “Withheld” include votes cast as “Withhold Authority” and for named exceptions.

         Following the Annual Meeting, Linda G. Alvarado, Steven R. Booth, David V. Brown, John E. Major and William G. Roth, having terms expiring in 2003, and Janet K. Cooper, C.L. (Jerry) Henry, Robert E. Schjerven, Terry D. Stinson and Richard L. Thompson, having terms expiring in 2004, continued in office.

        (b) The votes for, against and abstaining in connection with the approval of the amendment to increase the maximum number of shares of common stock available for purchase under the 1998 Incentive Plan were as follows:

             For                       Against                 Abstentions
             ---                       -------                 -----------
         36,397,978                   7,649,338                  932,801

        (c) The votes for, against and abstaining in connection with the approval of the amendment to increase the maximum number of shares of common stock available for purchase under the Nonemployee Directors’ Compensation and Deferral Plan were as follows:

            For                          Against                  Abstentions
            ---                          -------                  -----------
        38,816,481                     5,221,435                     942,201

Item 6. Exhibits and Reports on Form 8-K.

Exhibit Number                                                       Description

     * 3.1--   Restated  Certificate of Incorporation  of  Lennox  (Incorporated
               herein  by  reference  to  Exhibit 3.1  to  Lennox's Registration
               Statement on Form S-1 (Registration No. 333- 75725)).

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
               (Registration No. 333-75725)).

       10.1--  Third  Amendment  to Amended and  Restated  Receivables  Purchase
               Agreement,  dated as of June 17,  2002,  among LPAC  Corp.,  Blue
               Ridge Asset Funding Corporation,  Wachovia Bank, N.A., and Lennox
               Industries Inc. (filed herewith).

       10.2--  First Amendment to Purchase and Sale Agreement,  dated as of June
               17, 2000, among Lennox Industries Inc., Heatcraft Inc., Armstrong
               Air Conditioning Inc. and LPAC Corp. (filed herewith).

       99.1--  Certification of Chief Executive Officer Pursuant  to  18  U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-
               Oxley Act of 2002.

       99.2--  Certification of Chief Financial Officer Pursuant  to  18  U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-
               Oxley Act of 2002.

*         Incorporated herein by reference as indicated.

Reports on Form 8-K
-------------------

During the three-month period ending June 30, 2002, the Company filed or furnished:

     (1)  two Current Reports on Form 8-K under Item 5 - Other Events:

          (i)  Report dated April 29, 2002 and filed May 1, 2002, announcing the
               Company's   intent  to  offer,   subject   to  market  and  other
               conditions,   $100  million   principal   amount  of  convertible
               subordinated notes due 2009 in a private placement; and

          (ii) Report  dated May 2, 2002 and filed May 7, 2002,  announcing  the pricing  of a  private  placement  of $125  million  of its 6.25%
               convertible subordinated notes due 2009.

     (2)       one  Current  Report  on  Form  8-K  under  Item 4 -  Changes  in
               Registrant's Certifying Accountant,  dated May 20, 2002 and filed
               May 22, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             LENNOX INTERNATIONAL INC.

Date: August 14, 2002                        -----------------------------------
                                             /s/ Richard A. Smith
                                             Principal Financial Officer
                                             and Duly Authorized Signatory