Form 10-Q
period 2002-09-30
LENNOX INTERNATIONAL INC
filed 2002-11-14
CIK 1069202

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
PERIOD ENDED SEPTEMBER 30, 2002

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

YES /X/    NO / /

    As of November 1, 2002, the number of shares outstanding of the registrant's common stock, par value $.01 per share, was 57,777,159.

i

LENNOX INTERNATIONAL INC.

INDEX

Part I. Financial Information	Page No.

Item 1. Financial Statements

Consolidated Balance Sheets - September 30, 2002 (Unaudited) and December 31, 2001.............................................	3

Consolidated Statements of Operations (Unaudited) – Three Months and Nine Months Ended September 30, 2002 and 2001.................	4

Consolidated Statements of Cash Flows (Unaudited) – Nine Months Ended September 30, 2002 and 2001.................................	5

Notes to Consolidated Financial Statements (Unaudited)............	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.........................................	15

Item 3. Quantitative and Qualitative Disclosures About Market Risk........	23

Item 4. Controls and Procedures...........................................	24

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K..................................	25

                         PART I-- FINANCIAL INFORMATION

Item 1.  Financial Statements.

                   LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                 As of September 30, 2002 and December 31, 2001
                        (In thousands, except share data)

                                     ASSETS
                                                         September 30,    December 31,
                                                             2002            2001
                                                         ------------     -----------
                                                         (Unaudited)
CURRENT ASSETS:
 Cash and cash equivalents...............................$     55,925     $    34,393
 Accounts and notes receivable, net......................     364,252         291,485
 Inventories.............................................     250,340         281,170
 Deferred income taxes...................................      45,281          42,662
 Other assets............................................      62,725          63,655
                                                         ------------     -----------
       Total current assets..............................     778,523         713,365
PROPERTY, PLANT AND EQUIPMENT, net.......................     238,017         291,531
GOODWILL, net............................................     418,003         704,713
OTHER ASSETS.............................................     146,954          84,379
                                                         ------------     -----------
       TOTAL ASSETS......................................$  1,581,497     $ 1,793,988
                                                         ============     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Short-term debt.........................................$     24,778     $    23,701
 Current maturities of long-term debt....................      15,278          28,895
 Accounts payable........................................     261,614         242,534
 Accrued expenses........................................     278,620         249,546
 Income taxes payable....................................      35,387           9,870
                                                         ------------     -----------
       Total current liabilities.........................     615,677         554,546
LONG-TERM DEBT...........................................     369,992         465,163
DEFERRED INCOME TAXES....................................         876             673
POSTRETIREMENT BENEFITS, OTHER THAN PENSIONS.............      13,642          14,014
OTHER LIABILITIES........................................     111,467         103,301
                                                         ------------     -----------
       Total liabilities.................................   1,111,654       1,137,697
MINORITY INTEREST........................................       1,412           1,651
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
 Preferred stock, $.01 par value, 25,000,000 shares
   authorized, no shares issued or outstanding...........          --              --
 Common stock, $.01 par value, 200,000,000 shares
   authorized,62,589,638 shares and 60,690,198 shares
   issued for 2002 and 2001, respectively................         626             607
 Additional paid-in capital..............................     396,755         372,877
 Retained earnings.......................................     171,780         383,566
 Accumulated other comprehensive loss....................     (59,516)        (68,278)
 Deferred compensation...................................     (10,498)        (3,710)
 Treasury stock, at cost,  3,009,656 and 2,980,846
   shares for 2002 and 2001, respectively................     (30,716)        (30,422)
                                                         ------------     -----------
       Total stockholders' equity........................     468,431         654,640
                                                         ------------     -----------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........$  1,581,497     $ 1,793,988
                                                         ============     ===========

The accompanying notes are an integral part of these consolidated financial statements.

                   LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
     For the Three Months and Nine Months Ended September 30, 2002 and 2001
                (Unaudited, in thousands, except per share data)

                                                              For the                  For the
                                                         Three Months Ended       Nine Months Ended
                                                           September 30,             September 30,
                                                         ------------------    -----------------------
                                                          2002       2001         2002          2001
                                                          ----       ----         ----          ----
NET SALES (Note 14)...................................  $818,844   $825,060    $2,321,403   $2,386,564
COST OF GOODS SOLD (Notes 12 and 14)..................   562,737    575,664     1,590,605    1,665,036
                                                        --------   --------    ----------   ----------
   Gross profit.......................................   256,107    249,396       730,798      721,528
OPERATING EXPENSES:
 Selling, general and administrative expense (Note 14)   205,672    208,140       618,275      644,252
 Restructurings (Note 12).............................     6,742         --         8,617       34,631
 (Gains) losses and other expenses (Note 8)...........    (8,931)        --        (8,931)          --
                                                        --------   --------    ----------   ----------
   Income from operations.............................    52,624     41,256       112,837       42,645
INTEREST EXPENSE, net.................................     8,945     10,330        25,086       34,608
OTHER.................................................      (288)       (93)         (819)         285
MINORITY INTEREST.....................................        77          2           204          135
                                                        --------   --------    ----------   ----------
   Income before income taxes and cumulative
   effect of accounting change........................    43,890     31,017        88,366        7,617
PROVISION FOR INCOME TAXES............................    16,312     15,838        34,591        9,697
                                                        --------   --------    ----------   ----------
   Income (loss) before cumulative effect of
   accounting change .................................    27,578     15,179        53,775       (2,080)
                                                        --------   --------    ----------   ----------
CUMULATIVE EFFECT OF ACCOUNTING CHANGE................        --         --      (249,224)          --
                                                        --------   --------    ----------   ----------
   Net income (loss)..................................  $ 27,578   $ 15,179    $ (195,449)  $   (2,080)
                                                        ========   ========    ==========   ==========
INCOME (LOSS) PER SHARE BEFORE CUMULATIVE
EFFECT OF ACCOUNTING CHANGE:
 Basic................................................  $   0.48   $   0.27    $     0.94   $    (0.04)
 Diluted..............................................  $   0.46   $   0.27    $     0.91   $    (0.04)

CUMULATIVE EFFECT OF ACCOUNTING CHANGE
PER SHARE:
 Basic................................................  $     --   $     --    $    (4.36)  $       --
 Diluted..............................................  $     --   $     --    $    (4.24)  $       --

NET INCOME (LOSS) PER SHARE:
 Basic................................................  $   0.48   $   0.27    $    (3.42)  $    (0.04)
 Diluted..............................................  $   0.46   $   0.27    $    (3.32)  $    (0.04)

The accompanying notes are an integral part of these consolidated financial statements.

                          LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                    For the Nine Months Ended September 30, 2002 and 2001
                                  (Unaudited, in thousands)
                                                                            For the
                                                                      Nine Months Ended
                                                                         September 30,
                                                                 ----------------------------
                                                                   2002                2001
                                                                   ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss....................................................... $(195,449)         $  (2,080)
 Adjustments to reconcile net loss to net cash provided
  by operating activities -
   Minority interest............................................       204                135
   (Income) loss from joint ventures............................    (3,469)                72
   Non-cash cumulative effect of accounting change..............   249,224                 --
   Depreciation and amortization................................    45,683             63,061
   Non-cash restructuring charge................................     1,458             20,202
   Other (gains) losses and expenses............................    (9,136)               219
   Other........................................................    (1,711)               333
 Changes in assets and liabilities, net of effects of
  acquisitions and divestitures -
   Accounts and notes receivable................................   (95,995)                13
   Inventories..................................................    16,332             33,235
   Other current assets.........................................       525             (2,122)
   Accounts payable.............................................    41,400             (3,340)
   Accrued expenses.............................................    27,073             42,140
   Deferred income taxes........................................     3,723                534
   Income taxes payable and receivable..........................    25,345                 (5)
   Long-term warranty, deferred income and other liabilities....     8,457             (7,761)
                                                                 ---------           --------
     Net cash provided by operating activities..................   113,664            144,636

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the disposal of property, plant and equipment..     2,887              6,638
   Purchases of property, plant and equipment...................   (19,896)           (13,568)
   Proceeds from disposal of businesses and investments.........    55,506                 --
   Acquisitions, net of cash acquired...........................    (3,604)           (16,835)
                                                                 ----------          --------
     Net cash provided by (used in) investing activities........    34,893            (23,765)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from revolving short-term debt......................        42                174
   Repayments of revolving long-term debt.......................  (212,700)          (105,541)
   Proceeds from issuance of long-term debt.....................   143,750                 --
   Repayment of long-term debt..................................   (41,801)           (11,766)
   Proceeds from issuance of common stock.......................     9,942              5,127
   Repurchases of common stock..................................      (295)              (214)
   Payment of deferred finance costs............................    (5,318)                --
   Cash dividends paid..........................................   (21,711)           (21,314)
                                                                 ---------           --------
     Net cash used in financing activities......................  (128,091)          (133,534)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS................    20,466            (12,663)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS...........     1,066               (277)
                                                                 ---------           --------
CASH AND CASH EQUIVALENTS, beginning of period..................    34,393             40,633
                                                                 ---------          ---------
CASH AND CASH EQUIVALENTS, end of period........................ $  55,925          $  27,693
                                                                 =========          =========

Supplementary disclosures of cash flow information:
 Cash paid during the period for:
   Interest..................................................... $  18,603          $  33,292
                                                                 =========          =========

   Income taxes................................................. $  14,320          $   7,298
                                                                 =========          =========
The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation and other Accounting Information:

   The accompanying unaudited consolidated balance sheet as of September 30, 2002, and the consolidated statements of operations for the three months and nine months ended September 30, 2002 and 2001 and the consolidated statements of cash flows for the nine months ended September 30, 2002 and 2001 should be read in conjunction with Lennox International Inc.‘s (the “Company” or “LII”) consolidated financial statements and the accompanying footnotes as of December 31, 2001 and 2000 and for each of the three years in the period ended December 31, 2001. In the opinion of management, the accompanying consolidated financial statements contain all material adjustments, consisting principally of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to applicable rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. The operating results for the interim periods are not necessarily indicative of the results to be expected for a full year.

   The Company’s fiscal year ends on December 31 of each year, and the Company’s interim quarters are each comprised of 13 weeks. For convenience, throughout these financial statements, the 13 weeks comprising each three month period are denoted by the last day of the respective calendar quarter.

2. Reportable Business Segments:

    The Company's business operations are organized within the following reportable business segments (in thousands):

                                                   For the                        For the
                                             Three Months Ended             Nine Months Ended
                                                 September 30,                 September 30,
                                         ------------------------       ---------------------------
Net Sales                                  2002             2001           2002             2001
---------                                  ----             ----           ----             ----
Residential............................  $342,527        $317,615       $  965,131      $   932,611
Commercial.............................   126,294         133,042          328,081          355,362
                                         --------        --------       ----------      -----------
  Heating and Cooling.................    468,821         450,657        1,293,212        1,287,973
Service Experts........................   251,573         266,683          708,053          759,400
Refrigeration..........................    92,811          86,847          273,152          263,775
Corporate and other (a) ...............    33,055          48,548          128,150          156,866
Eliminations...........................   (27,416)        (27,675)         (81,164)         (81,450)
                                         --------        --------       ----------      -----------
                                         $818,844        $825,060       $2,321,403      $ 2,386,564
                                         ========        ========       ==========      ===========

                                                          For the                                         For the
                                                     Three Months Ended                              Nine Months Ended
                                                       September 30,                                    September 30,
                                         -----------------------------------------      -------------------------------------------
Segment Profit (b)                          2002            2001         2001 Adj.(c)      2002            2001         2001 Adj.(c)
-----------------                           ----            ----         ---------         ----            ----         ---------
Residential...........................   $ 33,924        $ 27,340          $28,081      $  85,544       $ 72,088       $  74,524
Commercial............................      7,486          11,681           11,783         13,041         18,486          18,800
                                         --------        --------         --------      ---------       ---------      ---------
   Heating and Cooling................     41,410          39,021           39,864         98,585         90,574          93,324
Service Experts.......................     13,076           3,840            7,409         26,169         (5,291)          3,981
Refrigeration.........................      8,818           7,078            7,391         26,032         20,559          21,529
Corporate and other (a)...............    (13,010)         (9,561)          (9,136)       (37,566)       (27,952)        (26,817)
Eliminations..........................        141             878              878           (697)          (614)           (614)
                                         --------        --------       ----------      ---------       --------       ----------
   Segment Profit.....................     50,435          41,256           46,406        112,523         77,276          91,403
Reconciliation to Income from
Operations:
   Restructurings.....................      6,742              --               --          8,617         34,631          34,631
   (Gains) losses and other expenses..     (8,931)             --               --         (8,931)            --              --
                                         --------        --------       ----------      ---------       --------       ---------
     Income from operations...........   $ 52,624        $ 41,256       $   46,406      $ 112,837       $ 42,645       $  56,772
                                         ========        ========       ==========      =========       ========       =========

                                       As of September 30,    As of December 31,
Total Assets                                 2002                     2001
------------                                 ----                     ----
Residential...........................   $  416,490              $  475,494
Commercial............................      177,051                 161,190
                                         ----------              ----------
     Heating and Cooling..............      593,541                 636,684
Service Experts.......................      541,149                 702,451
Refrigeration.........................      218,259                 236,282
Corporate and other (a)...............      249,267                 235,783
Eliminations..........................      (20,719)                (17,212)
                                         ----------              ----------
                                         $1,581,497              $1,793,988
                                         ==========              ==========
(a)	In August of 2002, the Company formed joint ventures with Outokumpu Oyj ("Outokumpu") of Finland by selling to Outokumpu a 55 percent interest in the Company's heat transfer business segment for approximately $55 million in cash and notes. The Company accounts for its remaining 45% interest using the equity method of accounting and includes such amounts in the Corporate and other segment. The historical net sales, results of operations and total assets of the Corporate and other segment have been restated to include the portions of the heat transfer business segment that was sold to Outokumpu. The historical net sales and results of operations of the heat transfer business segment now presented in the Corporate and other segment were $33.1 million and $(1.7) million for the three months ended September 30, 2002, $48.5 million and $0.7 million for the three months ended September 30, 2001, $128.2 million and $(2.8) million for the nine months ended September 30, 2002 and $156.9 million and $4.8 million for the nine months ended September 30, 2001, respectively.

(b)	During the second quarter of 2002, the Company changed its measure of segment profit. Segment profit is based upon income from operations included in the accompanying consolidated statement of operations except that it excludes restructuring charges and other operating gains, losses and expenses. All historical amounts have been restated to conform with the current year presentation. Restructuring charges excluded from segment profit generally consist of long-lived asset impairments, severance, contract termination and other costs associated with exiting activities within the segment and are considered non-recurring in nature. See Footnote 12 for the amounts and segments impacted by the Company's restructuring charges.

(c)	To facilitate comparisons, the reported segment profit amounts for the three and nine months ended September 30, 2001 have been adjusted to reflect the discontinuation of goodwill and trademark amortization under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).

3. Inventories:

      Components of inventories are as follows (in thousands):

                                     As of September 30,    As of December 31,
                                           2002                     2001
                                           ----                     ----
Finished goods........................   $159,653                 $179,965
Repair parts..........................     35,826                   37,197
Work in process.......................     15,925                   17,664
Raw materials.........................     86,366                   95,438
                                         --------                 --------
                                          297,770                  330,264
Reduction for last-in, first-out......    (47,430)                 (49,094)
                                         --------                 --------
                                         $250,340                 $281,170
                                         ========                 ========

4. Shipping and Handling:

   Shipping and handling costs are included as part of selling, general and administrative expense in the accompanying Consolidated Statements of Operations in the following amounts (in thousands):

                     For the                            For the
               Three Months Ended                   Nine Months Ended
                  September 30,                        September 30,
              -----------------------            ---------------------
                2002          2001                 2002         2001
                ----          ----                 ----         ----
              $31,485       $30,852              $93,893      $95,000

5. Cash, Lines of Credit and Financing Arrangements:

   The Company has bank lines of credit aggregating $323 million, of which $25 million was borrowed and outstanding, and $35 million was committed to standby letters of credit at September 30, 2002. Of the remaining $263 million, approximately $120 million was available for future borrowings after consideration of covenant limitations. Included in the lines of credit is a domestic facility in the amount of $270 million governed by agreements between the Company and a syndicate of banks. The facility was decreased from $300 million to $270 million as a result of the formation of joint ventures with Outokumpu Oyj of Finland (“Outokumpu”) in August

2002. The facility contains certain financial covenants and bears interest, at the Company’s option, at a rate equal to either (a) the greater of the bank’s prime rate or the federal funds rate plus 0.5% or (b) the London Interbank Offered Rate plus a margin equal to 0.5% to 2.25%, depending upon the ratio of total funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). The Company pays a commitment fee, depending upon the ratio of total funded debt to EBITDA, equal to 0.15% to 0.50% of the unused commitment. The agreements place restrictions on the Company’s ability to incur additional indebtedness, encumber its assets, sell its assets, or pay dividends. As of September 30, 2002, LII was in compliance with all covenant requirements and LII believes that cash flow from operations, as well as available borrowings under its revolving credit facility, will be sufficient to fund its operations for the foreseeable future. The Company has included in cash and cash equivalents in the accompanying consolidated balance sheet $17 million of restricted cash related to letters of credit of $20.5 million.

6. Accounts and Notes Receivable:

   Accounts and Notes Receivable have been shown net of allowance for doubtful accounts of $23.6 million and $28.4 million, and net of accounts receivable sold under an ongoing asset securitization arrangement of $159.8 million and $143.1 million as of September 30, 2002 and December 31, 2001, respectively. The Company has no significant concentration of credit risk within its accounts and notes receivable. The reduction in doubtful accounts from December 31, 2001 is due to a specific customer reserve of $2.8 million that was written off in the second quarter of 2002.

7. Convertible Notes:

   On May 8, 2002, the Company issued $143.8 million of 6.25% convertible subordinated notes, maturing June 1, 2009, and received proceeds totaling approximately $139 million after debt issuance costs. Interest will be paid on the notes in arrears semi-annually on June 1 and December 1 of each year, starting on December 1, 2002. The notes are redeemable at the Company’s option on or after June 3, 2005, provided that the closing price of the Company’s common stock has exceeded 130% of the conversion price of approximately $18.09 for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day prior to the date of mailing of the optional redemption notice.

   A holder may convert its notes into the Company’s common stock during any quarterly conversion period if the closing price of the Company’s common stock for at least 20 consecutive trading days during the 30 consecutive trading-day period ending on the first day of the conversion period exceeds 110% of the conversion price in effect on that thirtieth trading day. A “conversion period” will be the period from and including the thirtieth trading day in a fiscal quarter to, but not including, the thirtieth trading day in the immediately following fiscal quarter.

   A holder may also convert its notes into the Company’s common stock during the five business-day period following any 10 consecutive trading-day period in which the daily average of the trading prices for the notes for that 10 trading-day period was less than 95% of the average conversion value for the notes during that period. Each note is convertible into 55.2868 shares of the Company’s common stock per $1,000 note.

8. Acquisitions and Divestitures:

   During August 2002, the Company completed the formation of joint ventures with Outokumpu. Outokumpu purchased a 55 percent interest in the Company’s former heat transfer business segment in the U.S. and Europe for $55 million in cash and notes, with the Company retaining 45 percent ownership. A pre-tax gain of approximately $23.1 million (subject to post-closing balance sheet audit adjustments) was recognized in conjunction with the sale and is included in the (Gains) losses and other expenses line item in the accompanying consolidated statement of operations. In conjunction with the sale, the Company incurred $10.6 million of other charges and expenses. Included in this amount are asset impairments that reduced to zero the carrying value of non-core heat transfer assets not included in the sale and that were identified for abandonment in the third quarter of 2002. Additionally, this amount includes transaction costs, a pension curtailment in connection with U.S. based heat transfer employees and indemnification of flood losses that occurred at a heat transfer manufacturing facility in Europe in August 2002. After deducting these expenses, the Company recognized a net pre-tax gain of $12.5 million ($7.0 million net of tax). The Company is accounting for its remaining 45% ownership in the joint ventures using the equity method of accounting.

   In August 2002, the Company sold its 50% ownership interest in Fairco S.A., an Argentina joint venture, to its joint venture partner. The Company recognized a pre-tax loss on the sale of $3.6 million ($1.2 million net of tax). The proceeds from the sale were immaterial. The Company’s equity in earnings of Fairco S.A. was immaterial for all prior periods.

   During June 2002, the Company’s Lennox Global Ltd. subsidiary purchased the remaining 14% interest in Heatcraft do Brasil S.A., a Brazilian company that manufactures primarily commercial refrigeration equipment, for approximately $2.4 million.

   In June 2002 the Company sold the net assets of a heating, ventilation and air conditioning (“HVAC”)distributor for $4.2 million in cash and notes. The sale resulted in a pre-tax loss of approximately $150 thousand. The revenues and results of operations of the distributor were immaterial for all prior periods.

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

                                                        For the                For the
                                                   Three Months Ended      Nine Months Ended
                                                     September 30,           September 30,
                                                   -------------------     -----------------
                                                      2002      2001         2002      2001
                                                      ----      ----         ----      ----
Weighted average shares outstanding..............    57,603    56,397       57,175    56,109
Effect of diluted securities attributable to
   stock options and performance share awards....     1,817       580        1,601        --
                                                     ------    ------       ------    ------
Weighted average shares outstanding, as adjusted.    59,420    56,977       58,776    56,109
                                                     ======    ======       ======    ======

   Additionally, options to purchase 2,704,524 and 4,298,809 shares of common stock were outstanding at September 30, 2002 and September 30, 2001, respectively, but were not included in the diluted earnings per share calculation because the assumed exercise of such options would have been anti-dilutive.

10. Derivatives:

   The Company hedges its exposure to the fluctuation in the prices paid for copper and aluminum by purchasing commodity futures contracts on these metals. Quantities covered by these commodity futures contracts are for less than expected actual quantities to be purchased. As of September 30, 2002, the Company had metals futures contracts maturing at various dates through April 30, 2004 with an estimated fair value of a liability of $2.2 million. These commodity futures contracts are considered hedges of forecasted transactions and are accounted for as cash flow hedges. Accordingly, the Company has recorded an unrealized loss of $1.4 million, net of tax benefit of $0.8 million, in the Accumulated Other Comprehensive Loss component of stockholders’ equity. This deferred loss will be reclassified into earnings as the commodity futures contracts settle, substantially all of which will happen in the next 12 months. Hedge ineffectiveness during the period was immaterial.

   The Company also hedges its exposure to fluctuations in foreign currency exchange rates incurred by its Australian subsidiary. This subsidiary manufactures sophisticated machine tools which generally require long manufacturing and installation times and which generally are sold at prices established in the customer’s currency at the time of the order. This exposure to the fluctuations in foreign currency exchange rates from the time of order to the time of sale is hedged through the use of futures contracts for the various currencies. These futures contracts are considered cash flow hedges of forecasted foreign currency denominated transactions. At September 30, 2002, the notional amount and fair value of these futures contracts were immaterial. Hedge ineffectiveness during the period was immaterial.

11. Comprehensive Income (Loss):

    Comprehensive income (loss) is computed as follows (in thousands):

                                                         For the                For the
                                                   Three Months Ended      Nine Months Ended
                                                     September 30,           September 30,
                                                   ------------------     ---------------------
                                                     2002       2001         2002        2001
                                                     ----       ----         ----        ----

Net income (loss)................................  $27,578    $15,179     $(195,449)   $ (2,080)
Foreign currency
  translation adjustments........................  (10,401)    (6,256)        7,102     (22,245)
Derivatives (see additional information
   in Note 10)...................................   (2,041)      (516)        1,667      (4,843)
                                                   -------    -------     ---------    --------
Total comprehensive income (loss)................  $15,136    $ 8,407     $(186,680)   $(29,168)
                                                   =======    =======     =========    ========

12. Restructuring Charges:

    During 2001, the Company undertook separate restructuring initiatives of its retail operations and certain of its manufacturing and distribution operations. During 2002, the Company undertook an additional restructuring initiative of its non-core heat transfer engineering business.

   Retail Restructuring Program. In the second quarter of 2001, the Company recorded a pre-tax restructuring charge of $38.0 million ($25.6 million, net of tax), of which $3.4 million was included in cost of goods sold, for the selling, closing or merging of 38 company-owned dealer service centers. These centers were either under-performing financially, located in geographical areas requiring disproportionate management effort or focused on non-HVAC activities. The major actions of the plan consist of employee terminations, closure, sale or merger of retail centers and completion of in-process commercial construction jobs. All actions have been completed, with long-term lease and other exit cost payments continuing into 2003. The revenue and net operating loss of the service centers sold, merged or closed as a part of the Retail Restructuring Program were $3.0 million and $0.4 million, respectively, for the three months ended September 30, 2001 and $23.4 million and $4.0 million, respectively, for the nine months ended September 30, 2001.

   The $38.0 million restructuring charge consisted of asset impairments and estimates of future cash expenditures. Charges based on estimated cash expenditures are as follows (in millions):

                                                                                  Balance
                           Original          New         Cash       Other       December 31,
                            Charge         Charges     Payments     Changes        2001
                           --------        -------     --------     -------        ----
Severance and benefits...   $ 4.8           $0.1        $ (2.5)      $(1.9)        $0.5
Other exit costs.........    12.3            0.3         (10.3)        3.3          5.6
                            -----           ----        ------       ------        ----
   Total.................   $17.1           $0.4        $(12.8)      $ 1.4         $6.1
                            =====           ====        ======       =====         ====

                             Balance                                              Balance
                           December 31,      New         Cash        Other     September 30,
                             2001          Charges     Payments     Changes        2002
                             ----          -------     --------     -------        ----
Severance and benefits...    $0.5           $0.1        $ (0.4)      $(0.2)        $ --
Other exit costs.........     5.6            0.5          (1.2)       (0.2)         4.7
                             ----           ----        ------       -----         ----
   Total.................    $6.1           $0.6        $ (1.6)      $(0.4)        $4.7
                             ====           ====        ======       =====         ====

    The original severance charge of $4.8 million included the termination of 605 employees. As of September 30, 2002, all employee termination actions had been completed. The original other exit costs charged included $4.7 million to complete in-process commercial construction jobs at the exit date, $4.7 million for non-cancelable operating lease commitments on closed service center facilities and $2.9 million of other closure related costs. Payments for these charges will continue through 2003.

    In the third and fourth quarter of 2001, the Company identified an additional 15 centers for closure. The $0.4 million and $0.6 million of new charges in the above table reflect the Company’s estimate of costs related to closure of these centers.

    The other changes in severance and benefits included in the above table were revisions to the original number of employees to be terminated as a result of the Company finding buyers for service centers that had previously been identified for closure. The other changes in other exit costs included in the above table relate to higher than expected costs to complete the in-process commercial jobs at closed centers.

    Asset impairments included in the restructuring charge consisted of the following:

    The restructuring charge included impairments of $6.6 million for long-lived assets, principally property, plant and equipment used in the operations of the closed service centers, $5.7 million in goodwill, $3.4 million for inventory write-downs (included as a component of cost of goods sold) and $5.2 million in accounts receivable. All asset impairment charges were related to assets included in the Service Experts reportable segment.

    The impairment charges for the long-lived assets reduced the carrying amount of the assets to management’s estimate of fair value which was based primarily on the estimated proceeds, if any, to be generated from the sale or disposal of the assets. The property, plant and equipment carrying value after consideration of the impairment charge was immaterial. The goodwill impairment charge reduced to zero any goodwill that had been recorded in

7

conjunction with acquisitions of specific service centers that were completely idled and for which expected future cash flows were not sufficient to cover the related property, plant and equipment. For the nine months ended September 30, 2002, the Company has recognized as a component of the Restructurings line item in the accompanying statement of operations $0.2 million in net gains that represent differences between the original estimate of fair value and actual proceeds received.

    The inventory and accounts receivable impairment charges recorded in conjunction with the restructuring reduced the carrying value of service center inventories and accounts receivables to net realizable value. These revisions to net realizable value resulted directly from the Company’s decision to close the related service center operations. For the nine months ended September 30, 2002, the Company has recognized as a component of the Restructurings line item in the accompanying statement of operations, $0.3 million in net gains that represent differences between the original estimate of net realizable value and actual proceeds received.

    Manufacturing and Distribution Restructuring Program. In the fourth quarter of 2001, the Company recorded pre-tax restructuring charges totaling $35.2 million ($31.0 million, net of tax) for severance and other exit costs that resulted from the Company’s decision to sell or abandon certain manufacturing and distribution operations. Inventory impairments of $4.4 million were included in cost of goods sold. The major actions included in the plan were the closing of a domestic distribution facility, the Company’s Mexico sales office, manufacturing plants in Canada, Australia and Europe and the disposal of other non-core heat transfer businesses. All actions under the plan were completed by September 30, 2002 except for closing the domestic distribution facility, which will be complete by May 2003 and the disposal of the non-core heat transfer businesses to be completed in 2003. The revenue and net operating loss of separately identifiable operations were $7.1 million and $0.9 million, respectively, for the three months ended September 30, 2001 and $24.2 million and $1.5 million, respectively, for the nine months ended September 30, 2001.

    A summary of the asset impairments by action and the operating segment impacted are included in the following table (in millions):

                                                        Asset Impairments and Write-Downs
                                                  -----------------------------------------------
                                                                       Accounts
Major Action and Operating Segment Impacted:      PP & E   Goodwill   Receivable    Inventory    Total
--------------------------------------------      ------   --------   ----------    ---------    -----
Residential segment:
  Canadian manufacturing facility...............   $1.0     $  --        $ --         $ --       $ 1.0
  Domestic distribution facility................    0.5        --          --          1.0         1.5
                                                   ----     -----        ----          ---       -----
    Residential segment.........................    1.5        --          --          1.0         2.5

Commercial segment:
  Australian manufacturing facility.............    0.3       1.5          --          1.2         3.0
  Closure of Mexico sales office................     --        --         1.0           --         1.0
                                                   ----     -----        ----         ----       -----
    Commercial segment..........................    0.3       1.5         1.0          1.2         4.0

Refrigeration segment:
  European manufacturing facility...............     --        --          --          1.4         1.4

Heat transfer segment - engineering business....    1.9       9.4         5.8          0.8        17.9
                                                   ----     -----        ----         ----       -----
       Total....................................   $3.7     $10.9        $6.8         $4.4       $25.8
                                                   ====     =====        ====         ====       =====

   The property, plant and equipment impairment consisted primarily of manufacturing equipment written down to the cash expected to be received upon sale or abandonment, if any. The goodwill impairment charges reduced the goodwill associated with the closed operation to zero. The accounts receivable and inventory write-downs were recorded in conjunction with the restructuring since the decisions to close the operations directly impacted the net realizable value of the related assets. Included in restructurings in the accompanying statement of operations for the nine months ended September 30, 2002 are $2.0 million of net gains upon disposal of these impaired assets that resulted from differences between original estimates of fair and net realizable value and amounts realized upon disposal.

   A summary of the severance and other exit costs associated with the Manufacturing and Distribution Restructuring Program are included in the following table (in millions):

                                                                      Balance
                           Original     New      Cash    Other     September 30,
                            Charge    Charges  Payments  Changes       2002
                           --------   -------  --------  -------       ----
Severance and benefits....   $6.0       $3.3    $(6.7)    $ 0.3        $2.9
Other exit costs..........    3.4        1.1     (1.9)     (0.1)        2.5
                             ----       ----    -----     -----        ----
  Total...................   $9.4       $4.4    $(8.6)    $ 0.2        $5.4
                             ====       ====    =====     =====        ====

   The original severance and benefits charge of $6.0 million primarily related to the termination of 250 hourly and 46 salaried employees in Canada. The $3.3 million of new charges represents the 2002 termination of 64 European Refrigeration, 49 Heat Transfer and other Australian personnel. As of September 30, 2002, five employees have not been terminated. Severance and benefit payments will continue through November 2003.

   The other exit costs consist of $2.5 million for contractual lease obligations associated with the vacated corporate office lease space and the closed Australian manufacturing facility. The cash obligations associated with these exit costs continue through 2004.

   Engineering Business Restructuring Program. In the third quarter of 2002, the Company recorded a pre-tax restructuring charge totaling $7.5 million ($5.2 million, net of tax) consisting of $1.0 million of inventory impairments included in cost of goods sold, severance and other exit costs that resulted from the Company’s decision to abandon the residual portion of the heat transfer business that does not fit with the Company’s strategic focus and was not included in the joint venture with Outokumpu. The Company will continue to wind down the business through 2003 and anticipates an additional $1.0 million in related restructuring charges. The revenue and net operating loss associated with the engineering business was $4.0 million and $2.6 million, respectively, for the three months ended September 30, 2002 and $8.6 million and $6.0 million, respectively, for the nine months ended September 30, 2002.

   A summary of the severance and other exit costs, recorded in the quarter ended September 30, 2002, associated with the Engineering Business Restructuring Program are included in the following table (in millions):

                                                                     Balance
                           Original    New      Cash     Other     September 30,
                            Charge   Charges  Payments   Changes      2002
                           --------  -------  --------   -------      ----
Severance and benefits.....  $3.7     $   -     $   -     $   -       $3.7
Other exit costs...........   2.8         -         -         -        2.8
                             ----     -----     -----     -----       ----
  Total....................  $6.5     $   -     $   -     $   -       $6.5
                             ====     =====     =====     =====       ====

   The severance and benefits charge primarily related to the termination of 147 personnel. As of September 30, 2002, 61 employees have been terminated. Severance and benefit payments will continue through December 2004.

   The other exit costs consist of contractual lease and contract takeover obligations. The cash obligations associated with these exit costs will continue through November 2005.

13. Goodwill:

    On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, and recorded a $285.7 million impairment of goodwill ($249.2 million, net of tax). The adoption of SFAS No. 142 requires that goodwill and other intangible assets with an indefinite useful life no longer be amortized as expenses of operations but rather tested for impairment at least annually by using a fair-value-based test. The impairment charge relates primarily to the 1998 - 2000 acquisitions of the Company’s retail and hearth products operations, where lower than expected operating results occurred. The Company’s estimates of fair value for its reporting units were determined based on a combination of the future earnings forecasts using discounted values of projected cash flows and market values of comparable businesses.

    The changes in the carrying amount of goodwill for the quarter ended September 30, 2002, in total and by segment, are as follows (in thousands):

                            Balance           Goodwill     Foreign Currency           Balance
       Segment           December 31, 2001   Impairment    Translation & Other   September 30, 2002
       -------           -----------------   ----------    -------------------   ------------------
Residential............     $104,089         $  (77,124)      $      --               $  26,965
Commercial.............       22,681                 --           2,297                  24,978
                            --------         ----------         -------               ---------
  Heating and Cooling..      126,770            (77,124)          2,297                  51,943
Service Experts........      510,804           (200,514)         (2,963)                307,327
Refrigeration..........       57,229                 --           1,504                  58,733
Heat Transfer..........        9,910             (8,047)         (1,863)                     --
                            --------         ----------       ---------               ---------
  Total................     $704,713         $ (285,685)      $  (1,025)              $ 418,003
                            ========         ==========       =========               =========

   The following reflects the Company’s income (loss) before the cumulative effect of accounting change and income (loss) adjusted to exclude goodwill amortization for all periods presented (in thousands):

                                           Three Months            Three Months           Nine  Months          Nine  Months
                                               Ended                  Ended                   Ended                 Ended
                                         September 30, 2002     September 30, 2001      September 30, 2002    September 30, 2001
                                         ------------------     ------------------      ------------------    ------------------
Income (loss) before cumulative
  effect of accounting change............   $27,578                 $15,179                 $  53,775             $ (2,080)
Add back:  goodwill amortization,
  net of income tax......................        --                   4,586                        --               12,510
                                            -------                 -------                 ---------             --------
Adjusted income before cumulative
  effect of accounting change............   $27,578                 $19,765                 $  53,775             $ 10,430
                                            =======                 =======                 =========             ========

Basic earnings per share:
  Income (loss) before cumulative
    effect of accounting change..........   $  0.48                 $  0.27                 $    0.94              $ (0.04)
  Add back:  goodwill amortization,
    net of income tax....................        --                    0.08                        --                 0.22
                                            -------                 -------                 ---------             --------
  Adjusted income before cumulative
    effect of accounting change..........   $  0.48                 $  0.35                 $    0.94             $   0.18
                                            =======                 =======                 =========             ========

Diluted earnings per share:
  Income (loss) before cumulative
     effect of accounting change.........   $  0.46                 $  0.27                 $    0.91             $  (0.04)
  Add back:  goodwill amortization,
     net of income tax...................        --                    0.08                        --                 0.22
                                            -------                 -------                 ---------             --------
  Adjusted income before cumulative
     effect of accounting change.........   $  0.46                 $  0.35                 $    0.91             $   0.18
                                            =======                 =======                 =========             ========

Reported net income (loss)...............   $27,578                 $15,179                 $(195,449)            $ (2,080)
 Add back:  goodwill amortization,
     net of income tax...................        --                   4,586                        --               12,510
                                            -------                 -------                 ---------             --------
 Adjusted net income (loss)..............   $27,578                 $19,765                 $(195,449)            $ 10,430
                                            =======                 =======                 =========             ========

Basic earnings per share:
  Reported net income (loss).............   $  0.48                 $  0.27                 $   (3.42)            $  (0.04)
  Add back:  goodwill amortization.......        --                    0.08                        --                 0.22
                                            -------                 -------                 ---------             --------
  Adjusted net income (loss).............   $  0.48                 $  0.35                 $   (3.42)            $   0.18
                                            =======                 =======                 =========             ========

Diluted earnings per share:
  Reported net income (loss).............   $  0.46                 $  0.27                 $   (3.32)            $  (0.04)
  Add back:  goodwill amortization.......        --                    0.08                        --                 0.22
                                            -------                 -------                 ---------             --------
  Adjusted net income (loss).............   $  0.46                 $  0.35                 $   (3.32)            $   0.18
                                            =======                 =======                 =========             ========

   Identifiable intangible assets as of September 30, 2002 are recorded in Other Assets in the accompanying consolidated balance sheet and are comprised of the following (in thousands):

                                            Gross      Accumulated
                                            Amount     Amortization
                                            -------    ------------
 Deferred financing costs................   $10,427      $(3,870)
 Non-compete agreements and other .......    10,225       (5,917)
                                            -------      --------
  Total..................................   $20,652      $(9,787)
                                            =======      ========

   Amortization of intangible assets for the nine months ended September 30, 2002 and September 30, 2001 was approximately $4.5 million and $4.7 million, respectively. Amortization expense for 2002 to 2006 is estimated to be approximately $5.4 million in 2002, $3.1 million in 2003, $2.2 million in 2004, $0.6 million in 2005 and $0.5 million in 2006. During 2004, the Company anticipates that a certain non-compete agreement and certain deferred financing costs will become fully amortized resulting in lower estimated aggregate amortization expense in 2004, 2005 and 2006. As of September 30, 2002, the Company had $4.1 million of intangible assets, primarily trademarks, which are not subject to amortization.

14. Promotional Payments

    The Company has adopted Emerging Issues Task Force (“EITF”) Issue 01-9, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products” (“EITF 01-9”), issued by the EITF in November 2001. EITF 01-9 addressed various issues related to the income statement classification of certain promotional payments, including consideration from a vendor to a reseller or another party that purchases the vendor’s products. As a result of adopting EITF 01-9 in 2002, the Company restated prior year net sales, cost of goods sold and selling, general and administrative expenses. The adoption of EITF 01-9 reduced 2001 third quarter net sales by $1.8 million, increased cost of goods sold by $0.5 million and decreased expenses by $2.3 million. Year-to-date net sales for 2001 decreased by $4.6 million, cost of goods sold increased $0.9 million and expenses decreased by $5.5 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

   The Company participates in four reportable business segments of the heating, ventilation, air conditioning and refrigeration (“HVACR”) industry. The first reportable segment is residential, in which LII manufactures and markets a full line of heating, air conditioning and hearth products for the residential replacement and new construction markets in the United States and Canada. The second reportable segment is commercial, in which LII manufactures and sells primarily rooftop products and related equipment for commercial applications. Combined, the residential and commercial reportable business segments form LII’s heating and cooling business. The third reportable segment is Service Experts, which includes sales and installation of, and maintenance and repair services for, HVACR equipment by LII-owned service centers in the United States and Canada. The fourth reportable segment is refrigeration, which consists of unit coolers, condensing units and other commercial refrigeration products.

   During August 2002, LII formed joint ventures with Outokumpu Oyj of Finland (“Outokumpu”). Outokumpu purchased a 55 percent interest in the Company’s former heat transfer business segment in the U.S. and Europe for $55 million in cash and notes, with LII retaining 45 percent ownership. In its former heat transfer business segment, LII designed, manufactured and sold evaporator and condenser coils, copper tubing and related manufacturing equipment to original equipment manufacturers and other specialty purchasers on a global basis. LII recognized a pre-tax gain on the sale of $23.1 million, subject to post-closing balance sheet audit adjustments, and incurred related expenses and charges of $10.6 million. The net after-tax gain on the sale and the related expenses and charges was $7.0 million. LII accounts for its remaining 45 percent ownership interest using the equity method of accounting. The Company currently reports the historical results of operations of its former heat transfer business segment in the “Corporate and other” business segment.

   LII’s customers include distributors, installing dealers, property owners, national accounts and original equipment manufacturers. The demand for LII’s products is influenced by national and regional economic and demographic factors, such as interest rates, the availability of financing, regional population and employment trends, new construction and general economic conditions, especially consumer confidence. In addition to economic cycles, demand for LII’s products is seasonal and dependent on the weather. Hotter than normal summers generate strong demand for replacement air conditioning and refrigeration products and colder than normal winters have the same effect on heating products. Conversely, cooler than normal summers and warmer than normal winters depress sales of HVACR products.

   In LII’s manufacturing operations, the principal components of cost of goods sold are component costs, raw materials, factory overhead, labor and estimated costs of warranty expense. In LII’s Service Experts segment, the principal components of cost of goods sold are equipment, parts and supplies and labor. The principal raw materials used in LII’s manufacturing processes are copper, aluminum and steel. In instances where LII is unable to pass on to its customers increases in the costs of copper and aluminum, LII enters into forward contracts for the purchase of those materials. LII attempts to minimize the risk of price fluctuations in key components by entering into contracts, typically at the beginning of the year, which generally provide for fixed prices for its needs throughout the year. These hedging strategies enable LII to establish product prices for the entire model year while minimizing the impact of price increases of components and raw materials on its margins. Warranty expense is estimated based on historical trends and other factors.

   LII’s fiscal year ends on December 31 of each year and its interim fiscal quarters are each comprised of 13 weeks. For convenience, throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the 13 week periods comprising each fiscal quarter are denoted by the last day of the calendar quarter.

Results of Operations

    The following table sets forth, as a percentage of net sales, income d ata for the three months and nine months ended September 30, 2002 and 2001:

                                                For the Three Months              For the Nine Months
                                                 Ended September 30,               Ended September 30,
                                             ---------------------------        -----------------------------
                                                                  2001                                 2001
                                              2002     2001     Adjusted¹          2002     2001     Adjusted¹
                                              ----     ----     --------           ----     ----     --------
Net sales................................... 100.0%   100.0%     100.0%           100.0%   100.0%     100.0%
Cost of goods sold..........................  68.7     69.8       69.8             68.5     69.8       69.8
                                             -----     ----       ----            -----    -----      -----
  Gross profit..............................  31.3     30.2       30.2             31.5     30.2       30.2
Selling, general and administrative
  expense...................................  25.1     25.2       24.6             26.6     27.0       26.4
Restructurings..............................   0.8       --         --              0.4      1.4        1.4
(Gains) losses and other expenses...........  (1.1)      --         --             (0.4)      --         --
                                             -----     ----       ----            -----    -----      -----
  Income from operations....................   6.5      5.0        5.6              4.9      1.8        2.4
Interest expense, net.......................   1.1      1.3        1.3              1.1      1.5        1.5
Other.......................................    --       --         --               --       --         --
                                             -----     ----       ----            -----    -----      -----
  Income before income taxes
  and cumulative effect of accounting
  change.........
                                               5.4      3.7        4.3              3.8      0.3        0.9
Provision for income taxes..................   2.0      1.9        1.9              1.5      0.4        0.5
                                             -----     ----       ----            -----    -----      -----
  Income (loss) before cumulative
  effect of accounting change...............   3.4      1.8        2.4              2.3     (0.1)       0.4
Cumulative effect of accounting change......    --       --         --            (10.7)      --         --
                                             -----     ----       ----            -----    -----      -----
  Net income (loss).........................   3.4%     1.8%       2.4%            (8.4)%   (0.1)%      0.4%
                                             =====     ====       ====            =====    =====      =====

    ¹Income data, as a percentage of sales, has been adjusted for the three months and nine months ended September 30, 2001 to reflect the discontinuation of goodwill and trademark amortization under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

    The following table sets forth net sales by business segment and geographic market (dollars in millions):

                              Three Months Ended September 30,       Nine Months Ended September 30,
                                      2002             2001                  2002              2001
                               --------------    ---------------     ----------------    ------------------
                               Amount      %      Amount      %       Amount       %      Amount        %
                               ------      -      ------      -       ------       -      ------        -
 Business Segment:
 Residential...............   $ 342.5    41.8%   $317.6     38.5%      $965.1    41.6%     $932.6     39.1%
 Commercial................     126.3    15.5     133.1     16.1        328.1    14.1       355.4     14.9
                              -------   -----    ------    -----     --------   -----    --------    -----
  Heating and cooling......     468.8    57.3     450.7     54.6      1,293.2    55.7     1,288.0     54.0
 Service Experts...........     251.6    30.7     266.7     32.3        708.1    30.5       759.4     31.8
 Refrigeration.............      92.8    11.3      86.8     10.5        273.2    11.8       263.8     11.1
 Corporate and other.......      33.1     4.0      48.5      5.9        128.2     5.5       156.9      6.6
 Eliminations..............     (27.5)   (3.3)    (27.6)    (3.3)       (81.3)   (3.5)      (81.5)    (3.5)
                              --------  -----    ------    -----     --------   -----    --------    -----
  Total net sales..........   $ 818.8   100.0%   $825.1    100.0%    $2,321.4   100.0%   $2,386.6    100.0%
                              =======   =====    ======    =====     ========   =====    ========    =====

 Geographic Market
 U.S.......................   $ 640.5    78.2%   $652.7     79.1%    $1,831.3    78.9%   $1,893.3     79.3%
 International.............     178.3    21.8     172.4     20.9        490.1    21.1       493.3     20.7
                              -------   -----     -----    -----     --------   -----    --------    -----
  Total net sales..........   $ 818.8   100.0%   $825.1    100.0%    $2,321.4   100.0%   $2,386.6    100.0%
                              =======   =====    ======    =====     ========   =====    ========    =====

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

   The Company has adopted Emerging Issues Task Force (“EITF”) Issue 01-9, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products” (“EITF 01-9”), issued by the EITF in November 2001. EITF 01-9 addressed various issues related to the income statement classification of certain promotional payments, including consideration from a vendor to a reseller or another party that purchases the vendor’s products. As a result of adopting EITF 01-9 in 2002, the Company restated prior year net sales, cost of goods sold and selling, general and administrative (“SG&A”) expense. The adoption of EITF 01-9 decreased net sales by $1.8 million, increased cost of goods sold by $0.5 million and decreased SG&A expenses by $2.3 million for the three months ended September 30, 2001.

    Net sales. Net sales decreased $6.3 million, or 0.8%, to $818.8 million for the three months ended September 30, 2002 from $825.1 million for the three months ended September 30, 2001. Adjusted for the favorable impact of foreign currency translation, net sales declined 1.4% compared to the same period last year. The sales decline was attributable to lower sales in the Company’s Service Experts business segment and to the absence of sales from the

Company’s former heat transfer business segment, 55 percent of which was sold to Outokumpu during the third quarter of 2002. The Company currently reports the historical results of operations of its former heat transfer business segment in the “Corporate and other” business segment.

    Net sales in the residential segment increased $24.9 million, or 7.8%, to $342.5 million for the three months ended September 30, 2002 from $317.6 million for the three months ended September 30, 2001. Adjusted for the impact of foreign currency translation, net sales increased 8.0%, or $25.4 million, compared to the three months ended September 30, 2001. This increase was driven primarily by favorable weather during the cooling season and low inventory levels in the supply chain.

    Net sales in the commercial segment declined $6.8 million, or 5.1%, to $126.3 million for the three months ended September 30, 2002 compared to the three months ended September 30, 2001. The sales decline was 7.4% after adjusting for the impact of foreign currency exchange. The decline was due primarily to lower demand levels for commercial air conditioning equipment in North America as well as the absence of sales from the Company’s Australian commercial air conditioning operations, which were exited during the second quarter of 2002. North American industry shipments of unitary commercial heating, ventilation and air conditioning (“HVAC”) equipment were down approximately 5% in the first nine months of 2002.

    Net sales in the Service Experts segment were $251.6 million for the three months ended September 30, 2002, a decrease of $15.1 million, or 5.7%, from $266.7 million for the three months ended September 30, 2001. After adjusting for the impact of foreign currency translation, net sales decreased 5.4%, or $14.5 million, compared to the three months ended September 30, 2001. On a same store basis, after adjusting for sold or closed service centers in connection with a restructuring program announced in 2001, net sales declined 3.7% for the three months ended September 30, 2002 compared to the same period last year. As a result of this restructuring program, the primary operating focus of this segment has been improving operating efficiency through cost reduction programs, expense control initiatives and reductions in personnel. LII anticipates the operational focus in this segment will broaden to increasing sales as efforts to improve operating efficiency are completed.

    Refrigeration segment net sales increased $6.0 million, or 6.9%, to $92.8 million for the three months ended September 30, 2002. Slightly less than half of the sales increase was a result of favorable foreign currency exchange. In addition, a sustained strengthening order rate for commercial refrigeration equipment in the Company’s domestic and Asia Pacific operations also resulted in higher net sales for the three months ended September 30, 2002.

   Gross profit. Gross profit was $256.1 million for the three months ended September 30, 2002 compared to $249.4 million for the three months ended September 30, 2001, an increase of $6.7 million. Gross profit margin improved 1.1% to 31.3% for the three months ended September 30, 2002 from 30.2% for the three months ended September 30, 2001. Gross profit margin in the Company’s Service Experts segment improved 2.4% for the third quarter of 2002 compared to last year’s third quarter due primarily to direct labor personnel reductions and increased productivity of existing direct labor personnel. Service Experts direct labor personnel reductions were made in connection with a restructuring program announced in 2001 as well as efforts to staff individual service centers to match market demand. The gross profit margin improvement was also due to factory efficiencies, particularly in the areas of improved labor utilization and lower overhead.

   Selling, general and administrative expense. SG&A expenses were $205.7 million for the three months ended September 30, 2002, a decrease of $2.4 million, or 1.2%, from $208.1 million for the three months ended September 30, 2001. SG&A expenses represented 25.1% and 25.2% of total revenues for the three months ended September 30, 2002 and 2001, respectively. The third quarter of 2001 included $5.2 million of goodwill and trademark amortization which has been discontinued with the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142”) on January 1, 2002. Excluding the impact of SFAS No. 142, cost reduction programs, expense control initiatives and reductions in personnel in the Company’s Service Experts segment and the absence of SG&A expenses from the former heat transfer business segment were slightly more than offset by increases in SG&A in all remaining business segments for the third quarter of 2002 compared to the third quarter of 2001.

    Restructurings. During 2001, the Company undertook separate restructuring initiatives of its retail operations and certain of its manufacturing and distribution operations. During 2002, the Company undertook an additional restructuring initiative of its non-core heat transfer engineering business. The three initiatives are as follows:

1. Retail Restructuring Program

   In the second quarter of 2001, the Company recorded a pre-tax restructuring charge of $38.0 million ($25.6 million, net of tax), which covered the selling, closing or merging of 38 company-owned dealer service centers in the Company's Service Experts segment. Inventory impairments of $3.4 million were included in cost of goods sold. These centers were either under-performing financially, located in geographical areas requiring disproportionate management effort or focused on non-HVAC activities. The major actions of the plan consist of employee terminations, closure, sale or merger of retail centers and completion of in-process commercial construction jobs. All actions under the plan have been completed, with long-term lease and other exit cost payments continuing into 2003. The revenue and net operating loss of the service centers sold, closed or merged as part of the Retail Restructuring Program were $3.0 million and $0.4 million, respectively, for the three months ended September 30, 2001 and $23.4 million and $4.0 million, respectively, for the nine months ended September 30, 2001.

   The $38.0 million pre-tax charge for the Retail Restructuring Program consisted of $4.8 million of severance and benefit charges, $12.3 million of other exit costs and $20.9 million of asset impairments. The asset impairments in the restructuring charge included $6.6 million for long-lived assets, principally property, plant and equipment used in the operations of the closed service centers, $5.7 million in goodwill, $3.4 million for inventory write-downs and $5.2 million in accounts receivable. The accounts receivable and inventory write-downs were recorded in conjunction with the restructuring since the decisions to close the operations directly impacted the net realizable value of the related assets. The inventory write-downs totaling $3.4 million were included in cost of goods sold.

   Through September 2002, the Company has made cash payments of $14.4 million under this program. These payments included $2.9 million for severance and benefit payments and $11.5 million for other exit costs payments. The Company anticipates making future cash expenditures of approximately $4.7 million for other exit costs of which $1.4 million is anticipated to be spent in 2002 and $3.3 million is anticipated to be spent in 2003. The Company estimates the improvement in net operating income due to the elimination of net operating losses of service centers sold, closed or merged under this restructuring program to be in the range of $3.5 million to $6.0 million for the year ended December 31, 2002.

2. Manufacturing and Distribution Restructuring Program

   In the fourth quarter of 2001, the Company recorded pre-tax restructuring charges totaling $35.2 million ($31.0 million, net of tax) for severance and other exit costs that resulted from the Company's decision to sell or abandon certain manufacturing and distribution operations. Inventory impairments of $4.4 million were included in cost of goods sold. The major actions included in the plan were the closing of a domestic distribution facility, the Company's Mexico sales office, manufacturing plants in Canada, Australia and Europe and the disposal of other non-core heat transfer businesses. All actions under the plan were completed by September 30, 2002, except for closing the domestic distribution facility, which will be complete by May 2003 and the disposal of the non-core heat transfer businesses, which will be completed in 2003. The revenue and net operating loss of separately identifiable operations were $7.1 million and $0.9 million, respectively, for the three months ended September 30, 2001 and $24.2 million and $1.5 million, respectively, for the nine months ended September 30, 2001.

   The $35.2 million pre-tax charge for the Manufacturing and Distribution Restructuring Program consisted of $6.0 million of severance and benefit charges, $3.4 million of other exit costs and $25.8 million of asset impairments. The asset impairments in the restructuring charge included $3.7 million for property, plant and equipment written down to the cash expected to be received upon sale or abandonment, if any, $10.9 million in goodwill, $4.4 million for inventory write-downs and $6.8 million in accounts receivable. The accounts receivable and inventory write-downs were recorded in conjunction with the restructuring since the decisions to close the operations directly impacted the net realizable value of the related assets. The inventory write-downs of $4.4 million were included in cost of goods sold.

   Through September 2002, the Company has made cash payments of $8.6 million under this program. These payments included $6.7 million for severance and benefit payments and $1.9 million for other exit cost payments. The Company anticipates making future cash expenditures of approximately $6.5 million under this program. The Company estimates the improvements in net operating income to be in the range of $5.0 million to $7.0 million for the year ended December 31, 2002.

3. Engineering Business Restructuring Program

   In the third quarter of 2002, the Company recorded a pre-tax restructuring charge of $7.5 million ($5.2 million, net of tax) for inventory impairments, severance and other exit costs that resulted from the Company's decision to abandon a residual portion of the heat transfer business that does not fit with the Company's strategic focus and was not included in the joint ventures with Outokumpu formed during the third quarter of 2002. The $7.5 million charge included $1.0 million related to inventory write-downs which has been included in cost of goods sold.

   The $7.5 million pre-tax charge for the Engineering Business Restructuring Program consisted of $3.7 million of severance and benefit charges, $2.8 million for other exit costs and $1.0 million of inventory impairment. The Company will continue to wind down this business through 2003 and anticipates an additional $1.0 million in related restructuring charges. During the wind-down period, the Company estimates that the operating losses from this business will be in the range of $1.0 million to $1.5 million for the remainder of 2002 and $2.5 million to $3.5 million in 2003. Operating losses from this business are reported in the "Corporate and other" business segment.

  Pre-tax restructuring charges for the three months ended September 30, 2002 of $6.7 million represented $6.5 million related to the engineering business restructuring, as discussed previously, and $0.2 million related to the 2001 Manufacturing and Distribution Restructuring Program, which included $2.0 million of personnel termination charges in connection with the relocation of production lines in Europe in the Company’s refrigeration segment partially offset by $1.8 million of net gains recognized upon disposal of certain impaired assets. These net gains on impaired assets resulted from differences between original estimates of fair and net realizable value and amounts realized upon disposal. The net tax benefit of these charges was $1.4 million for the three months ended September 30, 2002.

   (Gains) losses and other expenses. During the third quarter of 2002, LII recognized two non-recurring events aggregating in a net pre-tax gain of $8.9 million. These events were related to narrowing LII's strategic focus on its core businesses. These events are detailed as follows:

    1. Sale of Heat Transfer Business

In August 2002, LII formed joint ventures with Outokumpu. Outokumpu purchased a 55 percent interest in the Company's former heat transfer business segment in the U.S. and Europe for $55 million in cash and notes, with LII retaining 45 percent ownership. LII recognized a pre-tax gain on the sale of $23.1 million, subject to post-closing balance sheet audit adjustments. In conjunction with the sale, LII incurred $10.6 million of other charges and expenses. Included in this amount are asset impairments that reduced to zero the carrying value of non-core heat transfer assets not included in the sale and that were identified for abandonment in the third quarter of 2002. Additionally, this amount included a pension curtailment in connection with U.S. based heat transfer employees, indemnification of flood losses that occurred at a heat transfer manufacturing facility in Prague of the Czech Republic in August 2002 and other related transaction expenses. The net after-tax gain on the sale was $7.0 million. LII accounts for its remaining 45 percent ownership using the equity method of accounting.

    2. Exit from Commercial HVAC Operations in Argentina

In August 2002, LII sold its 50% ownership interest in its Fairco S.A. joint venture to the joint venture partner, a manufacturing and service company based in Argentina. Operationally, this joint venture was under-performing, in large part due to recent volatile economic conditions in Argentina. The Company recognized a pre-tax loss on the sale of $3.6 million. The tax benefit recognized on the loss on sale was $2.4 million resulting in a net after-tax loss of $1.2 million. The proceeds from the sale were immaterial.

   Interest expense, net. Interest expense, net, for the three months ended September 30, 2002 decreased $1.4 million, or 13.6%, from $10.3 million for the three months ended September 30, 2001. The decrease in interest expense was attributable to lower debt levels and lower interest rates.

   Other. Other income was $0.3 million for the three months ended September 30, 2002 and $0.1 million for the three months ended September 30, 2001. Other income is primarily comprised of currency exchange gains or losses, which relate principally to the Company's operations in Canada, Australia and Europe.

   Provision for income taxes. The provision for income taxes was $16.3 million for the three months ended September 30, 2002 and $15.8 million for the three months ended September 30, 2001. The effective tax rates were 37.2% and 51.1% for the three months ended September 30, 2002 and 2001, respectively. During the third quarter of 2002, the Company reduced the provision for income taxes by $3.0 million due to the favorable outcome of tax contingencies from a prior year. The tax benefit from restructuring charges was $1.4 million and the net tax provision for (gains), losses and other expenses was $3.1 million during the three months ended September 30, 2002. Excluding the net after-tax impact of these non-recurring items, the effective tax rate was 42.2% for the three months ended September 30, 2002. These effective rates differ from the statutory federal rate of 35.0% principally due to state and local taxes, non-deductible goodwill expenses (in 2001 only), foreign operating losses for which no tax benefits have been recognized and foreign taxes at rates other than 35%.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

   The Company has adopted EITF 01-9 which addressed various issues related to the income statement classification of certain promotional payments, including consideration from a vendor to a reseller or another party that purchases the vendor’s products. As a result of adopting EITF 01-9 in 2002, the Company restated prior year net sales, cost of goods sold and SG&A expenses. The adoption of EITF 01-9 decreased net sales by $4.6 million, increased cost of goods sold by $0.9 million and decreased SG&A expenses by $5.5 million for the nine months ended September 30, 2001.

   Net sales. Net sales decreased $65.2 million, or 2.7%, to $2,321.4 million for the nine months ended September 30, 2002 from $2,386.6 million for the nine months ended September 30, 2001. Adjusted for the impact of foreign currency translation, net sales declined 2.9% compared to the same period last year. The sales decline was attributable to lower sales in the Company’s Service Experts and commercial business segments, the wind-down of the Company’s engineering business (see “Restructurings”) and the absence of sales from the Company’s former heat transfer business segment, 55 percent of which was sold to Outokumpu during the third quarter of 2002. The Company currently reports the historical results of operations of its former heat transfer business segment in the “Corporate and other” business segment.

   Net sales in the residential segment increased $32.5 million, or 3.5%, to $965.1 million for the nine months ended September 30, 2002 from $932.6 million for the nine months ended September 30, 2001. Adjusted for the impact of foreign currency translation, net sales increased 3.7%, or $34.6 million, compared to the nine months ended September 30, 2001. According to the Air Conditioning and Refrigeration Institute year-to-date U.S. factory shipments of unitary air conditioners and heat pumps increased 7% industry wide through September 2002, due primarily to favorable weather during the cooling season and low inventory levels in the supply chain. Net sales of the Company’s Lennox and Ducane branded product as well as evaporator coils from its Advanced Distributor Products unit were particularly strong for the nine months ended September 30, 2002.

   Net sales in the commercial segment decreased $27.3 million, or 7.7%, to $328.1 million for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. The sales decrease was 8.6% after adjusting for the impact of foreign currency exchange. The decline was due primarily to lower demand levels for commercial air conditioning equipment in North America as well as lower demand for such equipment in Europe. North American industry shipments of unitary commercial HVAC equipment were down approximately 5% in the first nine months of 2002. The absence of sales from the Company’s Australian commercial air conditioning operations, which were exited during the second quarter of 2002, also contributed to the sales decline.

   Net sales in the Service Experts segment were $708.1 million for the nine months ended September 30, 2002, a decrease of $51.3 million, or 6.8%, from $759.4 million for the nine months ended September 30, 2001. LII realized an additional week of net sales in the first nine months of 2002 in the Service Experts segment when compared to the same period last year. Due to the decentralized nature of LII’s Service Experts operations, LII’s reporting of Service Experts results through the first nine months of the year historically lagged other operations by one week. However, with an enhanced enterprise system in place in fiscal 2002, LII was able to synchronize the timing of its Service Experts results with the results of its other operations. Accounting for the additional week added $10.7 million of net sales to the Service Experts segment results for the nine months ended September 30, 2002.

   On a same store basis, after adjusting for sold or closed service centers in connection with a restructuring program announced in 2001 and the additional week of results, net sales in the Service Experts segment declined 5.3% for the nine months ended September 30, 2002 compared to the same period last year. As a result of this restructuring program, the primary operating focus of this segment has been improving operating efficiency through cost reduction programs, expense control initiatives and reductions in personnel. LII anticipates the operational focus in this segment will broaden to increasing sales as efforts to improve operating efficiency are completed.

   Refrigeration segment net sales increased $9.4 million, or 3.6%, to $273.2 million for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. After adjusting for the impact of foreign currency exchange, the sales increase was 2.3%. A sustained strengthening order rate for commercial refrigeration equipment in the Company’s domestic and Asia Pacific operations resulted in higher net sales for the nine months ended September 30, 2002.

   Gross profit. Gross profit was $730.8 million for the nine months ended September 30, 2002 compared to $721.5 million for the nine months ended September 30, 2001, an increase of $9.3 million. Gross profit margin improved 1.3% to 31.5% for the nine months ended September 30, 2002 from 30.2% for the nine months ended September 30, 2001. Gross profit margin in the Company’s Service Experts segment improved 2.5% for the nine months ended September 30, 2002 compared to the same period last year due primarily to direct labor personnel reductions and increased productivity of existing direct labor personnel. Service Experts direct labor personnel reductions were made in connection with a restructuring program announced in 2001 as well as efforts to staff individual service centers to match market demand. The gross profit margin improvement was also due to factory efficiencies, particularly in the areas of labor utilization, purchasing savings and lower overhead. Based on projected 2002 year-end inventory levels, the Company believes LIFO (last in, first out) inventory adjustments will not have a material impact on gross margins.

   Selling, general and administrative expense. SG&A expenses were $618.3 million for the nine months ended September 30, 2002, a decrease of $26.0 million, or 4.0%, from $644.3 million for the nine months ended September 30, 2001. SG&A expenses represented 26.6% and 27.0% of total revenues for the three months ended September 30, 2002 and 2001, respectively. The first nine months of 2001 included $14.1 million of goodwill and trademark amortization which has been discontinued with the adoption of SFAS No. 142 on January 1, 2002. Bad debt expense, which is driven largely by overall economic conditions, totaled $7.7 million and $9.1 million for the nine month periods ended September 30, 2002 and 2001, respectively. The Company has no significant concentration of credit risk among its diversified customer base. The balance of the SG&A decrease was largely due to cost reduction programs, expense control initiatives and reductions in personnel, particularly in the Company’s Service Experts segment. Additionally, the absence of SG&A expenses from the Company’s former heat transfer business segment contributed to the decline.

    Restructurings. Pre-tax restructuring charges for the nine months ended September 30, 2002 were $8.6 million. Of these charges, $2.1 million stem from the Manufacturing and Distribution Restructuring Program discussed previously (see "Results of Operations - Three months ended September 30, 2002 Compared to Three Month Ended September 30, 2001") and principally include personnel termination charges in the Company's residential segment, the relocation of production lines and net gains upon disposal of certain impaired assets. The remaining $6.5 million of these charges stem from the Engineering Business Restructuring Program also discussed previously and include personnel termination charges and other exit costs in the Company's former heat transfer business segment. Pre-tax restructuring charges for the nine months ended September 30, 2001 were $38.0 million, of which $3.4 million was included in cost of goods sold. These restructuring charges relate to the Retail Restructuring Program also discussed previously. The tax benefit of these charges for the nine months ended September 30, 2002 and 2001 was $1.9 million and $12.4 million, respectively.

    (Gains) losses and other expenses. During the third quarter of 2002, LII recognized two non-recurring events aggregating in a net pre-tax gain of $8.9 million. These events were related to narrowing LII's strategic focus on its core businesses. These events were discussed previously (see “Results of Operations - Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001”).

   Interest expense, net. Interest expense, net, for the nine months ended September 30, 2002 decreased $9.5 million, or 27.5%, from $34.6 million for the nine months ended September 30, 2001. The lower interest expense resulted from lower debt levels and lower interest rates.

    Other. Other expense (income) was $(0.8) million for the nine months ended September 30, 2002 and $0.3 million for the nine months ended September 30, 2001. Other expense (income) is primarily comprised of currency exchange gains or losses, which relate principally to the Company's operations in Canada, Australia and Europe.

   Provision for income taxes. The provision for income taxes was $34.6 million for the nine months ended September 30, 2002 and $9.7 million for the nine months ended September 30, 2001. During the third quarter of 2002, the Company reduced the provision for income taxes by $3.0 million due to the favorable outcome of tax contingencies from a prior year. The tax benefits from restructuring charges were $1.9 million and $12.4 million for the nine months ended September 30, 2002 and 2001, respectively. The net tax provision for (gains), losses and other expenses was $3.1 million in the nine months ended September 30, 2002. Excluding the net after-tax impact of these non-recurring items, the effective tax rates were 41.3% and 48.4% during the nine months ended September 30, 2002 and 2001, respectively. These effective rates differ from the statutory federal rate of 35.0% principally due to state and local taxes, non-deductible goodwill expenses (in 2001 only), foreign operating losses for which no tax benefits have been recognized and foreign taxes at rates other than 35%. Had SFAS No. 142 been in effect in the first nine months of 2001, the tax benefit would have been $1.6 million lower than reported.

   Cumulative effect of accounting change. The cumulative effect of accounting change represents an after-tax, non-cash, goodwill impairment charge of $249.2 million for the nine months ended September 30, 2002. This charge resulted from the adoption of SFAS No. 142 which became effective January 1, 2002 and requires that goodwill and other intangible assets with an indefinite useful life no longer be amortized as expenses of operations but rather be tested for impairment upon adoption and at least annually by applying a fair-value-based test. During the first quarter of 2002, LII conducted such fair-value-based tests and recorded a pre-tax goodwill impairment charge of $285.7 million. The charge primarily relates to the Company’s Service Experts and North American residential business segments. The tax benefit of this charge was $36.5 million.

Liquidity and Capital Resources

   Lennox’s working capital and capital expenditure requirements are generally met through internally generated funds and bank lines of credit.

   During the first nine months of 2002, cash provided by operations was $113.7 million compared to $144.6 million for the same period in 2001. If the effects of asset securitization were excluded, cash provided by operating activities would have been $97.0 million in 2002 and $100.8 million in 2001. Net cash provided by investing activities includes acquiring a partner’s remaining 14% interest in Heatcraft do Brasil S. A., a Brazilian company that manufactures primarily commercial refrigeration equipment, and proceeds from the sale of the net assets of a distributor in the residential segment. Additionally, during August 2002, the Company completed the formation of joint ventures with Outokumpu. Outokumpu purchased a 55 percent interest in the Company’s former heat transfer business segment in the U.S. and Europe for $55 million in cash and notes, with the Company retaining 45 percent ownership. Cash used in financing activities reflects the Company’s issuance of $143.8 million of 6.25% convertible subordinated notes due 2009 offset by the use of these net proceeds, the cash from the Outokumpu transaction and cash from operations to reduce its indebtedness under its revolving credit facility.

   Capital expenditures of $19.9 million and $13.6 million in the first nine months of 2002 and 2001, respectively, were primarily for production equipment in the North American heat transfer and residential products manufacturing plants.

   The Company has bank lines of credit aggregating $323 million, of which $25 million was borrowed and outstanding, and $35 million was committed to standby letters of credit at September 30, 2002. Of the remaining $263 million, approximately $120 million was available for future borrowings, after consideration of covenant limitations. Included in the lines of credit is a domestic facility in the amount of $270 million governed by agreements between the Company and a syndicate of banks. The facility was decreased from $300 million to $270 million as a result of the formation of joint ventures with Outokumpu Oyj of Finland (“Outokumpu”) joint venture formation in August 2002. The facility contains certain financial covenants and bears interest, at the Company’s option, at a rate equal to either (a) the greater of the bank’s prime rate or the federal funds rate plus 0.5% or (b) the London Interbank Offered Rate plus a margin equal to 0.5% to 2.25%, depending upon the ratio of total funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). The Company pays a commitment fee, depending upon the ratio of total funded debt to EBITDA, equal to 0.15% to 0.50% of the unused commitment. The agreements place restrictions on the Company’s ability to incur additional indebtedness, encumber its assets, sell its assets, or pay dividends. As of September 30, 2002, LII was in compliance with all covenant requirements and LII believes that cash flow from operations, as well as available borrowings under its revolving credit facility, will be sufficient to fund its operations for the foreseeable future. The Company has included in cash and cash equivalents in the accompanying consolidated balance sheet $17.0 million of restricted cash related to letters of credit of $20.5 million. at September 30, 2002.

    Under an on-going asset securitization arrangement, the Company had sold, at September 30, 2002, $159.8 million of receivables on a non-recourse basis. The accounts receivable that were sold are shown as a reduction of accounts and notes receivable in the accompanying consolidated balance sheets. The discount of $2.8 million incurred in the sale of such receivables is included as part of selling, general and administrative expense in the accompanying Consolidated Statements of Operations.

Recent Accounting Pronouncements

   In September 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 143, “Accounting for Asset Retirement Obligations,” which addresses the accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The Company is currently assessing the impact on the consolidated financial statements and will adopt the provisions in the first quarter of 2003.

   In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 146, “Accounting for the Costs of Exit or Disposal Activities,” which addresses the accounting and reporting of one-time severance benefits, contract termination costs and other related exit costs. This guidance in this statement is required for all exit plans announced after December 31, 2002 and significantly reduces an entity’s ability to recognize a liability for future expenses related to a restructuring. The Company did not elect to early adopt the guidance in this standard.

Forward Looking Information

   This Report contains forward-looking statements and information that are based on the beliefs of LII’s management as well as assumptions made by and information currently available to management. All statements other than statements of historical fact included in this Report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements identified by the words “may,” “will,” “should,” “plan,” “predict,” “anticipate,” “believe,” “intend,” “estimate” and “expect” and similar expressions. Such statements reflect LII’s current views with respect to future events, based on what it believes are reasonable assumptions; however, such statements are subject to certain risks, uncertainties and assumptions. These include, but are not limited to, warranty and product liability claims; ability to successfully complete and integrate acquisitions; ability to manage new lines of business; the consolidation trend in the HVACR industry; adverse reaction from customers to LII’s acquisitions or other activities; the impact of the weather on business; competition in the HVACR business; increases in the prices of components and raw materials; general economic conditions in the U.S. and abroad; labor relations problems; operating risks and environmental risks. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those in the forward-looking statements. LII disclaims any intention or obligation to update or review any forward-looking statements or information, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

    LII’s results of operations can be affected by changes in exchange rates. Net sales and expenses in currencies other than the United States dollar are translated into United States dollars for financial reporting purposes based on the average exchange rate for the period. Net sales from outside the United States represented 21.1% and 20.7% of total net sales for the nine months ended September 30, 2002 and 2001, respectively. Historically, foreign currency transaction gains (losses) have not had a material effect on Lennox’s overall operations.

   The Company from time to time enters into foreign exchange contracts to hedge receivables or payables denominated in foreign currencies. These contracts do not subject the Company to risk from exchange rate movements because the gains or losses on the contracts offset losses or gains, respectively, on the items being hedged. As of September 30, 2002, the Company had obligations to deliver $0.9 million of various currencies over the next three months. The fair value of the various contracts was an immaterial asset as of September 30, 2002.

   The Company enters into commodity futures contracts to stabilize prices to be paid for raw materials and parts containing high copper and aluminum content. These contracts are for quantities equal to, or less than, quantities expected to be consumed in future production. As of September 30, 2002, the Company had metal futures contracts maturing at various dates through April 30, 2004 with a fair value of a liability of $2.2 million. Accordingly, the Company recorded an after-tax charge of $1.4 million to Accumulated Other Comprehensive Loss.

   On July 25, 2002, the Company announced anticipated product price increases as a result of the tariff levied on steel as a result of U.S. Presidential Proclamation 7529 issued March 5, 2002. This proclamation was issued in connection with the U.S. International Trade Commission’s investigation under section 201 of the Trade Act of 1974 with respect to imports of certain steel products. Although the intent of the proclamation targeted imported steel, the market result was an increase in domestic steel product pricing as well. The Company filed requests with the U.S. Department of Commerce in May 2002 seeking to exclude from the safeguard tariffs those steel products most commonly used in the Company’s manufacturing processes as steel represents a significant amount of the

Company’s purchased raw material. During the third quarter of 2002, the U.S. Department of Commerce denied these requests. As a result, the Company expects to implement product price increases during the fourth quarter of 2002. The Company expects the increases to be, on average within a range from 3% to 6% depending on the steel content of a given product line. The price increases may also differ from operating company to operating company. Actual realization of the price increases could vary though, based on competitive pricing from other companies in the heating, ventilation, air conditioning and refrigeration industry.

Item 4. Controls and Procedures

   The Company’s management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures within 90 days of the filing of this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective for the purpose of ensuring that information required to be disclosed by the Company in this report has been processed, summarized and reported in a timely manner. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

Item 6.  Exhibits and Reports on Form 8-K.

Exhibit Number	Description

*3.1 --	Restated Certificate of Incorporation of Lennox (Incorporated herein by reference to Exhibit 3.1 to Lennox' Registration Statement on Form S-1 (Registration No. 333-75725)).

*3.2 --	Amended and Restated Bylaws of Lennox (Incorporated herein by reference to Exhibit 3.2 to Lennox' Registration Statement on Form S-1 (Registration No. 333-75725)).

*4.1 --	Specimen stock certificate for the Common Stock, par value $.01 per share, of Lennox (Incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-75725)).

10.1 --	Share Purchase Agreement between Outokumpu Copper Products OY, Outokumpu Copper Holdings, Inc. and Lennox International Inc. dated July 18, 2002 (filed herewith).

10.2 --	Amendment to Share Purchase Agreement between Outokumpu Copper Products OY, Outokumpu Copper Holdings, Inc. and Lennox International Inc. dated August 26, 2002 (filed herewith).

10.3 --	Amendment No. 2 to Share Purchase Agreement between Outokumpu Copper Products OY, Outokumpu Copper Holdings, Inc. and Lennox International Inc. dated August 26, 2002 (filed herewith).

10.4 --	Share Purchase Agreement between Outokumpu Copper Products OY, LGL Holland B.V. and LGL Europe Holding Co. dated July 18, 2002 (filed herewith).

10.5 --	Amendment to Share Purchase Agreement between Outokumpu Copper Products OY, LGL Holland B.V. and LGL Europe Holding Co. dated August 26, 2002 (filed herewith).

10.6 --	Amendment No. 2 to Share Purchase Agreement between Outokumpu Copper Products OY, LGL Holland B.V. and LGL Europe Holding Co. dated August 26, 2002 (filed herewith).

10.7 --	Joint Venture & Members’ Agreement between Lennox International Inc., Outokumpu Copper Products OY, Outokumpu Copper Holdings, Inc. and Heatcraft Heat Transfer LLC dated July 18, 2002 (filed herewith).

10.8 --	Shareholders Agreement between LGL Holland B.V., Outokumpu Copper Products OY and Outokumpu Heatcraft B.V. dated July 18, 2002 (filed herewith).

10.9 --	Shared Services Agreement by and between Lennox International Inc., Outokumpu Heatcraft USA LLC and Outokumpu Heatcraft B.V. dated August 30, 2002 (filed herewith).

10.10 --	Joint Technology Development Agreement by and between Lennox International Inc., Outokumpu Oyj, Outokumpu Heatcraft USA LLC, Outokumpu Heatcraft B.V. and Advanced Heat Transfer LLC dated August 30, 2002 (filed herewith).

12.1 --	Lennox International Inc. and Subsidiaries Computation of Ratio of Earnings to Fixed Charges (Unaudited) For the Nine Months Ended September 30, 2002 (filed herewith).

99.1 --	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.2 --	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*Incorporated herein by reference as indicated.

Reports on Form 8-K

During the three-month period ending September 30, 2002, the Company filed or furnished:

       (1)   two Current Reports on Form 8-K under Item 5 - Other Events:

(i)	Report dated August 14, 2002 and filed August 14, 2002, submittal to the Securities and Exchange Commission (“SEC”) of the Company’s Statements under Oath of Principal Executive Officer and Principal Financial Officer (“Sworn Statements”) in accordance with the SEC’s June 27, 2002 order requiring the filing of sworn statements pursuant to Section 21(a)(1) of the Securities Exchange Act of 1934 (SEC File No. 4-460); and
(ii)	Report dated September 3, 2002 and filed September 3, 2002, announcing the completion of the joint venture between the Company and Outokumpu Oyj.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LENNOX INTERNATIONAL, INC. /s/ Richard A. Smith -------------------- Chief Financial Officer

Date: November 14, 2002

CERTIFICATION

I, Richard A. Smith, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Lennox International Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the "Evaluation Date");

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Richard A. Smith -------------------- Chief Financial Officer

CERTIFICATION

I, Robert E. Schjerven, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Lennox International Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the "Evaluation Date");

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Robert E. Schjerven ----------------------- Chief Executive Officer