Form 10-K
period 2002-12-31
LENNOX INTERNATIONAL INC
filed 2003-03-27
CIK 1069202

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
(MARK ONE)
[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

          Securities Registered Pursuant to Section 12(b) of the Act:

                                                     NAME OF EACH EXCHANGE
           TITLE OF EACH CLASS                        ON WHICH REGISTERED
           -------------------                       ---------------------
 Common Stock, $.01 par value per share             New York Stock Exchange

        Securities Registered Pursuant to Section 12(g) of the Act: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is accelerated filer (as defined in Rule 12b-2 of the Act.) Yes [X] No [ ]

     As of March 1, 2003, there were 58,007,567 shares of the registrant's Common Stock outstanding, and the aggregate market value of the Common Stock held by non-affiliates of the registrant was $584,239,105 based on the closing price of the Common Stock on the New York Stock Exchange Composite Transactions on such date.*

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2003 annual meeting of stockholders (the "Proxy Statement") are incorporated herein by reference into Part III of this Report. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year ended December 31, 2002.
---------------

* Excludes the Common Stock held by the registrant's executive officers, directors and stockholders whose ownership exceeds 5% of the Common Stock outstanding at March 1, 2003. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           LENNOX INTERNATIONAL INC.

                                   FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                     INDEX

                                                                          PAGE
                                                                          ----
PART I
  ITEM 1.   Business....................................................     1
  ITEM 2.   Properties..................................................    12
  ITEM 3.   Legal Proceedings...........................................    14
  ITEM 4.   Submission of Matters to a Vote of Security Holders.........    14
PART II
  ITEM 5.   Market for Registrant's Common Stock and Related Stockholder
            Matters.....................................................    15
  ITEM 6.   Selected Financial Data.....................................    16
  ITEM 7.   Management's Discussion and Analysis of Financial Condition
            and
            Results of Operations.......................................    16
  ITEM 7A.  Quantitative and Qualitative Disclosures about Market
            Risk........................................................    31
  ITEM 8.   Financial Statements and Supplementary Data.................    31
  ITEM 9.   Changes In and Disagreements With Accountants on Accounting
            and
            Financial Disclosure........................................    65
PART III
  ITEM 10.  Directors and Executive Officers of the Registrant..........    65
  ITEM 11.  Executive Compensation......................................    65
  ITEM 12.  Security Ownership of Certain Beneficial Owners and
            Management..................................................    65
  ITEM 13.  Certain Relationships and Related Transactions..............    65
  ITEM 14.  Controls and Procedures.....................................    65
PART IV
  ITEM 15.  Exhibits, Financial Statement Schedules and Reports on Form
            8-K.........................................................    65

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

     Lennox International Inc. and its subsidiaries, ("LII" or the "Company") is a leading global provider of climate control solutions. The Company designs, manufactures and markets a broad range of products for the heating, ventilation, air conditioning and refrigeration ("HVACR") markets. The Company's products and services are sold under well-established brand names including "Lennox", "Armstrong Air", "Ducane", "Bohn", "Larkin", "Advanced Distributor Products", "Heatcraft", "Service Experts" and others. The Company has leveraged its expertise to become an industry leader known for its product innovation, quality and reliability. Historically, the Company has sold its "Lennox" brand of residential heating and air conditioning products directly to a network of installing dealers, which currently numbers approximately 7,000, making it one of the largest wholesale distributors of these products in North America. In September 1998, the Company initiated a program to acquire dealers or service centers in metropolitan areas in the United States and Canada so that it can provide heating and air conditioning products and services directly to consumers. The Company greatly expanded this program with the acquisition of Service Experts Inc. in January 2000.

     Shown below are the Company's four business segments, the key products and brand names within each segment and 2002 net sales by segment. Segment financial data for the years 2000 through 2002, including financial information about foreign and domestic operations, is included in Note 3 of the Notes to Consolidated Financial Statements on pages 44 through 47 herein.

SEGMENT                    PRODUCTS/SERVICES                  BRAND NAMES            2002 NET SALES
-------                    -----------------                  -----------            --------------
                                                                                     (IN MILLIONS)
Residential          Furnaces, heat pumps, air       Lennox, Armstrong Air,             $1,249.1
                     conditioners, packaged heating  Aire-Flo, Concord, Magic-Pak,
                     and cooling systems, indoor     ADP, Ducane, Superior,
                     air quality equipment;          Whitfield and Security
                     pre-fabricated fireplaces,      Chimneys
                     free standing stoves,
                     fireplace inserts and
                     accessories
Commercial           Unitary air conditioning and    Lennox and Janka                      442.4
                     applied systems
                                                                                        --------
  Total Heating and Cooling                                                              1,691.5
Service Experts      Sales, installation and         Service Experts, various              943.8
                     service of residential and      individual service center
                     light commercial comfort        names
                     equipment
Refrigeration        Chillers, condensing units,     Heatcraft, Bohn, Friga-Bohn,          363.8
                     unit coolers, fluid coolers,    Larkin, Climate Control,
                     air cooled condensers and air   Chandler Refrigeration
                     handlers
Corporate and other                                                                        129.3
Eliminations                                                                              (102.6)
                                                                                        --------
                                                     Total                              $3,025.8
                                                                                        ========

     The Company was founded in 1895 in Marshalltown, Iowa when Dave Lennox, who owned a machine repair business for the railroads, successfully developed and patented a riveted steel coal-fired furnace which was substantially more durable than the cast iron furnaces used at the time. By 1904, the manufacture of these furnaces had grown into a significant business and was diverting the Lennox Machine Shop from its core business. As a result, in 1904, a group of investors headed by D.W. Norris bought the furnace business and named it the Lennox Furnace Company. Over the years, D.W. Norris ensured that ownership of the Company was distributed to succeeding generations of his family. The Company believes that a significant portion of the

Company's ownership currently is broadly distributed among approximately 110 descendants of or persons otherwise related to D.W. Norris. In 1991, the Company reincorporated as a Delaware corporation. On August 3, 1999, the Company completed the initial public offering of its common stock.

     In January 2000, the Company completed the acquisition of Service Experts Inc. in exchange for approximately 12.2 million shares of LII common stock and the assumption of $175 million of debt, of which $163 million was concurrently repaid.

     In August 2002, LII formed joint ventures with Outokumpu Oyj of Finland ("Outokumpu"), with Outokumpu purchasing a fifty-five percent interest in LII's heat transfer business segment for $55 million, with LII retaining a forty-five percent ownership. As part of the agreement, a separate 50-50 technology partnership was established to strengthen the leadership position in heat transfer technology for both partners. After a period of three years, Outokumpu Oyj will have the option to purchase the remaining forty-five percent interest held by LII.

  Forward Looking Statements

     Various sections of this Annual Report on Form 10-K ("Form 10-K"), including Business and Management's Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, that are based upon management's beliefs, as well as assumptions made by and information currently available to management. All statements other than statements of historical fact included in this Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements identified by the words "may", "will", "should", "plan", "predict", "anticipate", "believe", "intend", "estimate" and "expect" and similar expressions. Such statements reflect the current views of LII with respect to future events, based on what it believes are reasonable assumptions; however, such statements are subject to certain risks, uncertainties and assumptions. In addition to the specific uncertainties discussed elsewhere in this Form 10-K, the following risks and uncertainties may affect the Company's performance and results of operations:

     - the Company's business is affected by a number of economic factors including the level of economic activity in the markets in which the Company operates, and a decline in economic activity in its markets could materially affect its financial condition and results of operations;

     - the demand for the Company's products and services is strongly affected by the weather, and cooler than normal summers depress the Company's sales of replacement air conditioning and refrigeration products and warmer than normal winters have the same effect on the Company's heating products;

     - the development, manufacture, sale and use of the Company's products involve a risk of warranty and product liability claims, and such claims could be material and have an adverse effect on its future profitability;

     - the Company has completed approximately 110 acquisitions since the beginning of 1998, and the success of the Company's business will depend in part on its ability to integrate and operate the acquired businesses profitably and to identify and implement opportunities for cost savings;

     - as of December 31, 2002 the Company had $380 million of consolidated indebtedness outstanding, and the Company's significant level of indebtedness will have important consequences for its operations, including that it will have to use a large portion of its consolidated cash flow to pay principal and interest on its indebtedness and that it may have difficulty borrowing money in the future for working capital, capital expenditures, acquisitions or other purposes;

     - there is currently an effort underway in the United States by several companies to purchase independent distributors and dealers and consolidate them into larger enterprises, and these larger enterprises may be able to exert pressure on the Company to reduce its prices which could have an adverse effect on its business and results of operations;

     - the Company operates in very competitive markets, and competitive factors could cause the company to reduce its prices or lose market share, or could negatively affect its cash flow;

     - the Company's future success will depend upon its continued investment in research and new product development and its ability to realize new technological advances in the HVACR industry;

     - increases in the prices of raw materials or components or problems in their availability could depress the Company's sales or increase the costs of its products;

     - the Company faces a risk of work stoppage and other labor relations matters because a significant percentage of its workforce is unionized, and the results of future negotiations with the unions, including the effect of any production interruptions or labor stoppages, could have an adverse effect on the Company's future financial results; and

     - the Company is subject to extensive and changing federal, state and local laws and regulations designed to protect the environment, and these laws and regulations could impose liability for remediation costs and civil or criminal penalties for non-compliance.

     Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those in the forward-looking statements. The Company disclaims any intention or obligation to update or review any forward-looking statements or information, whether as a result of new information, future events or otherwise.

GROWTH STRATEGY

     The Company's growth strategy is designed to capitalize on its competitive strengths in order to expand its market share and profitability in the HVACR markets. The key elements of this strategy include:

  Exploit Global Refrigeration Opportunities

     Worldwide demand for refrigeration products is increasing. The Company believes that increasing international demand presents substantial opportunities. An example is the increasing use of refrigeration products to preserve perishables, including food products. Refrigeration products generally have the same design and applications globally, and LII believes it can use its domestic designs to efficiently expand internationally. To take advantage of international opportunities, the Company has made investments in manufacturing facilities in Europe, Latin America and Asia Pacific through acquisitions. The Company's international refrigeration sales have grown from $136 million in 1996 to $364 million in 2002.

  Improve Profitability of Service Experts

     The acquisition of heating and air conditioning dealers or service centers in the United States and Canada has enabled the Company to extend its distribution directly to the consumer, thereby permitting it to participate in the revenues and margins available at the retail level while strengthening and protecting its brand equity. The Company believes that the retail sales and service market represents a significant growth opportunity because this market is large and highly fragmented. The retail sales and service market in the United States is estimated to be comprised of over 30,000 contractors or dealer service centers. The Company has assembled an experienced management team to administer the dealer operations and the Company has developed a portfolio of training programs, management procedures and goods and services that it believes will enhance the quality, effectiveness and profitability of dealer operations. The Company's current focus is on enhancing the integration and improving the profitability of the existing Service Expert dealer network and no further significant acquisitions are currently planned.

  Increase Heating and Cooling Market Share in North America

     The Company also intends to increase its share of the residential and commercial HVAC market in North America by:

     - selectively expanding its "Lennox" independent dealer network;

     - promoting the cross-selling of its "Aire-Flo" and other residential heating and air conditioning brands to its existing network of "Lennox" dealers as a second line; and

     - expanding the geographic market for the "Armstrong Air", "Air-Ease" and "Ducane" brands of residential heating and air conditioning products from its traditional presence in the Northeast and Central United States to the Southern and Western portions of the United States.

TECHNOLOGY, PRODUCT INNOVATION AND MANUFACTURING EFFICIENCY

     An important part of LII's growth strategy is to continue to invest in research and new product development. The Company has designated a number of its facilities as "centers for excellence" that are responsible for the research and development of core competencies vital to its success, such as advanced heat transfer, air management, indoor air quality, and power generation. Technological advances are disseminated from these "centers for excellence" to all of LII's operating divisions. LII has embraced lean manufacturing principles across its operations, accompanied by progress to achieve high sigma quality.

PRODUCTS & SERVICES

  Residential Heating & Cooling

     Heating and Air Conditioning Products. The Company manufactures and markets a broad range of furnaces, heat pumps, air conditioners, packaged heating and cooling systems and related products. These products are available in a variety of product designs and efficiency levels at a range of price points intended to provide a complete line of home comfort systems for both the residential replacement and new construction markets. The Company markets these products under multiple brand names. In addition, LII manufactures a complete line of replacement parts. The Company believes that by maintaining a broad product line with multiple brand names, it can address different market segments and penetrate multiple distribution channels.

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

     Hearth Products. The Company believes it is the only North American HVACR manufacturer that also designs, manufactures and markets residential hearth products. The Company's hearth products include prefabricated gas and wood burning fireplaces, free standing pellet and gas stoves, fireplace inserts, gas logs and accessories. Many of the fireplaces are built with a blower or fan option and are efficient heat sources as well as attractive amenities to the home. The Company currently markets its hearth products under the "Lennox", "Superior", "Whitfield", "Earth Stove" and "Security Chimneys" brand names. The Company believes that its strong brand names will assist in selling into this market.

  Commercial Heating & Cooling

     The Company manufactures and sells commercial air conditioning equipment in North America and Europe.

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

     Europe. The Company manufactures and sells unitary products which range from two to 30 tons and applied systems which range up to 500 tons. LII's European products consist of chillers, air handlers, fan coils and large rooftop units and serve medium rise buildings, shopping malls, other retail and entertainment buildings, institutional applications and other field engineered applications. LII manufactures its air conditioning products in several locations throughout Europe and markets such products through various distribution channels in Europe and the Middle East.

  Service Experts

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

     International. LII manufactures and markets refrigeration products including small chillers, unit coolers, air cooled condensers, fluid coolers and refrigeration racks. These products are sold to distributors, installing contractors and original equipment manufacturers. The Company has manufacturing locations in Europe, Australia and Brazil.

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

MARKETING AND DISTRIBUTION

     The Company manages numerous distribution channels for its products and services in order to better penetrate the HVACR market. Generally, the Company's products and services are sold through a combination of distributors, independent and company-owned dealers or service centers, wholesalers, manufacturers' representatives, original equipment manufacturers and national accounts. The Company deploys dedicated sales forces across all its business segments and brands in a manner designed to maximize the ability of each sales force to service its particular distribution channel. To maximize enterprise-wide effectiveness, the Company has active cross-functional and cross-organizational teams working on issues such as pricing and coordinated approaches to product design and national account customers with interests cutting across business segments.

     A principal example of the competitive strength of the Company's marketing and distribution strategy is in the North American residential heating and air conditioning market, in which it uses three distinctly different distribution approaches -- the one-step distribution system, the two-step distribution system and sales made directly to consumers through Company-owned dealers. The Company markets and distributes its "Lennox" and "Aire-Flo" brands of heating and air conditioning products directly to approximately 7,000 independent dealers that install these products. The Company distributes its "Armstrong Air", "Air-Ease", "Advanced Distributor Products", "Ducane" and "Magic-Pak" brands of residential heating and air conditioning products through the traditional two-step distribution process whereby it sells its products to distributors who, in turn, sell the products to a local installing dealer. In addition, the Company provides heating and air conditioning products and services directly to consumers through Company-owned dealers. Accordingly, by using multiple brands and distribution channels, the Company is able to better penetrate the North American residential heating and air conditioning market.

     Through the years, the "Lennox" brand has become synonymous with the "Dave Lennox" image, which is utilized in national television and print advertising as well as in numerous locally produced dealer ads, open houses and trade events and is easily the best recognized advertising icon in the heating and air conditioning industry.

MANUFACTURING

     The Company operates 14 manufacturing facilities in the United States and Canada and 12 outside the United States and Canada. In its facilities most impacted by seasonal demand, the Company manufactures both heating and air conditioning products to smooth seasonal production demands and maintain a relatively stable labor force. The Company is generally able to hire temporary employees to meet changes in demand.

PURCHASING

     The Company relies on various suppliers to furnish the raw materials and components used in the manufacture of its products. To maximize its buying effectiveness in the marketplace, the Company utilizes a "purchasing council" that consolidates purchases of its entire domestic requirements of particular items across all business segments. The purchasing council generally concentrates its purchases for a given material or component with one or two suppliers, although the Company believes that there are alternative suppliers for all of its key raw material and component needs. Compressors, motors and controls constitute the Company's most significant component purchases, while steel, copper and aluminum account for the bulk of the Company's raw material purchases. The Company owns a 24.5% interest in a joint venture to manufacture compressors in the one and one-half to seven horsepower range. This joint venture, which began limited production in April 1998, now provides the Company with a substantial portion of its compressor requirements in the residential air conditioning market.

TECHNOLOGY AND RESEARCH AND DEVELOPMENT

     The Company supports an extensive research and development program focusing on the development of new products and improvements to its existing product lines. The Company spent an aggregate of $38.2 million, $37.3 million and $36.5 million on research and development during 2002, 2001 and 2000, respectively. The Company has a number of research and development facilities located around the world, including a limited number of "centers for excellence" that are responsible for the research and development of particular core competencies vital to its business, such as advanced heat transfer, air management, indoor air quality and power generation.

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

PATENTS AND TRADEMARKS

     The Company holds numerous patents that relate to the design and use of its products. The Company considers these patents important, but no single patent is material to the overall conduct of its business. The Company's policy is to obtain and protect patents whenever such action would be beneficial to it. The Company owns several trademarks that it considers important in the marketing of its products, including Lennox(R), Heatcraft(R), CompleteHeat(R), Larkin(TM), Climate Control(TM), Chandler Refrigeration(R), Bohn(R), Advanced Distributor Products(TM), Armstrong Air(TM), Aire-Flo(R), Air-Ease(R), Concord(R), Magic-Pak(R), Superior(R), Whitfield(R), Security Chimneys(TM), Janka(TM), Ducane(TM) and Friga-Bohn(TM). These trademarks have no fixed expiration dates and the Company believes its rights in these trademarks are adequately protected.

COMPETITION

     Substantially all of the markets in which the Company participates are highly competitive. The most significant competitive factors facing the Company are product reliability, product performance, service and price, with the relative importance of these factors varying among its product lines. In addition, the Company faces competition from independent dealers and dealers owned by consolidators, utility companies and other consumer services providers. The Company's competitors may have greater financial and marketing resources than it has. Listed below are some of the companies that the Company views as its main competitors in each segment the Company serves, with relevant brand names, when different than the company name, shown in parentheses.

     - Residential Heating & Cooling -- United Technologies Corporation (Carrier, Bryant); Goodman Manufacturing Company (Janitrol, Amana); American Standard Companies Inc. (Trane); York International Corporation; Hon Industries, Inc. (Heatilator); and CFM Majestic, Inc. (Majestic).

     - Commercial Heating & Cooling -- United Technologies Corporation (Carrier); American Standard Companies Inc. (Trane); York International Corporation; Daikin Industries, Ltd.; and McQuay International.

     - Service Experts -- ServiceMaster (ARS); NorthWestern Corporation (Blue
       Dot); Comfort Systems USA; and Encompass Services Corporation, Inc.

     - Refrigeration -- United Technologies Corporation (Carrier); Tecumseh Products Co.; Emerson Electric Co. (Copeland); and Ingersoll-Rand Company (Hussmann).

EMPLOYEES

     As of January 1, 2003, the Company employed approximately 18,000 employees, approximately 3,900 of which were represented by unions. The number of hourly workers the Company employs may vary in order to match its labor needs during periods of fluctuating demand. The Company believes that its relationships with its employees and with the unions representing some of its employees are generally good and does not anticipate any material adverse consequences resulting from negotiations to renew any collective bargaining agreements.

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

     The Company, together with major chemical manufacturers, is reviewing and addressing the potential impact of refrigerant regulations on its products. The Company believes that the combination of products that presently utilize HCFCs and new products utilizing alternative refrigerants being phased in will allow us to offer a complete line of commercial and industrial products. Therefore, the Company does not foresee any material adverse impact on its business or competitive position as a result of the Montreal Protocol, the 1990 Clean Air Act amendments or their implementing regulations. However, the Company believes that the implementation of severe restrictions on the production, importation or use of refrigerants the Company employs in larger quantities or acceleration of the current phase-out schedule could have such an impact on the Company and its competitors.

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

     Remediation Activity. In addition to affecting the Company's ongoing operations, applicable environmental laws can impose obligations to remediate hazardous substances at its properties, at properties formerly owned or operated by the Company and at facilities to which it sent or sends waste for treatment or disposal. The Company's former Grenada facility, now part of our Outokumpu joint ventures, is subject to an administrative order issued by the Mississippi Department of Environmental Quality under which the Company is conducting groundwater remediation. The expenditures from this groundwater remediation are not expected to materially affect the Company's financial condition or results of operations. The Company is aware of contamination at some of its other facilities; however, the Company does not presently believe that any future remediation costs at such facilities will be material.

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

AVAILABLE INFORMATION

     Our Internet address is www.lennoxinternational.com. We make available free of charge through our Internet web site our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

EXECUTIVE OFFICERS OF THE COMPANY

     The executive officers of the Company, their present positions and their ages are as follows:

NAME                                AGE                        POSITION
----                                ---                        --------
John W. Norris, Jr. ..............  67    Chairman of the Board
Robert E. Schjerven...............  60    Chief Executive Officer
Harry J. Ashenhurst, Ph.D.........  54    Executive Vice President and Chief Administrative
                                            Officer
Scott J. Boxer....................  52    Executive Vice President and President, Lennox
                                            Industries Inc.
Carl E. Edwards, Jr. .............  61    Executive Vice President, Chief Legal Officer and
                                            Secretary
Linda A. Goodspeed................  41    Executive Vice President and Chief Technology
                                          Officer
Robert J. McDonough...............  43    Executive Vice President and President, Worldwide
                                            Refrigeration and Global Operations
Michael G. Schwartz...............  44    Executive Vice President and President, North
                                          American Distributed Products
Richard A. Smith..................  57    Executive Vice President and Chief Financial
                                          Officer
David L. Inman....................  48    Vice President, Controller and Chief Accounting
                                          Officer

     The following biographies describe the business experience of the Company's executive officers:

     John W. Norris, Jr. was elected Chairman of the Board of Directors of the Company in 1991. He has served as a Director of the Company since 1966. After joining the Company in 1960, Mr. Norris held a variety of key positions including Vice President of Marketing, President of Lennox Industries (Canada) Ltd., a subsidiary of the Company, and Corporate Senior Vice President. He became President of the Company in 1977 and was appointed President and Chief Executive Officer of the Company in 1980 and served through 2001. Mr. Norris is on the Board of Directors of the Air-Conditioning & Refrigeration Institute of which he was Chairman in 1986. He is also an active board member of the Gas Appliance Manufacturers Association, where he was Chairman from 1980 to 1981. He is the immediate past Chairman of The Nature Conservancy of Texas board of trustees. He also serves as a Director of AmerUs Group Co., a life insurance and annuity company.

     Robert E. Schjerven was named Chief Executive Officer of the Company in 2001 and has served as a Director since that time. Prior to his election as Chief Executive Officer of the Company, he served as Chief Operating Officer of the Company in 2000 and as President and Chief Operating Officer of Lennox Industries Inc., a subsidiary of the Company, from 1995 to 2000. He joined the Company in 1986 as Vice President of Marketing and Engineering for Heatcraft Inc., a subsidiary of the Company. From 1988 to 1991, he held the position of Vice President and General Manager of Heatcraft. From 1991 to 1995, he served as President and Chief Operating Officer of Armstrong Air Conditioning Inc., also a subsidiary of the Company. Mr. Schjerven spent the first 20 years of his career with The Trane Company, an international manufacturer and marketer of HVAC systems, and McQuay-Perfex Inc.

     Harry J. Ashenhurst, Ph.D. was named Executive Vice President and Chief Administrative Officer in 2000. He joined the Company in 1989 as Vice President of Human Resources. Dr. Ashenhurst was named Executive Vice President, Human Resources for the Company in 1990 and in 1994 was appointed Executive Vice President, Human Resources and Administration, assuming responsibility for the Public Relations and Communications and Aviation departments. In 1998, he assumed responsibility for Investor Relations and then in 2000, Dr. Ashenhurst also assumed responsibility for corporate-wide Risk management, Safety and Campus facilities.

     Scott J. Boxer was named Executive Vice President of the Company and President of Lennox Industries Inc., a subsidiary of the Company, in 2000. He joined the Company in 1998 as Executive Vice President,

Lennox Global Ltd., a Lennox subsidiary, and President, European Operations. Prior to joining the Company, Mr. Boxer spent 26 years with York International Corporation, an HVACR manufacturer, in various roles, most recently as President, Unitary Products Group Worldwide, where he reported directly to the Chairman of that company and was responsible for directing that company's residential and light commercial heating and air conditioning operations worldwide. Mr. Boxer currently serves on the Executive Board of the Air-Conditioning and Refrigeration Institute and on the Board of Trustee of North American Technician Excellence and previously sat on the Board of Directors for the Gas Appliance Manufacturers Association and the Air-Conditioning & Refrigeration Institute.

     Carl E. Edwards, Jr. was named Executive Vice President, Chief Legal Officer and Secretary for the Company in 2000. He joined the Company in February 1992 as Vice President and General Counsel, became the Secretary of the Company in April 1992, and was named Executive Vice President, General Counsel and Secretary in December 1992. Prior to joining the Company, he was Vice President, General Counsel and Secretary for Elcor Corporation. He also serves as a Director and on the Audit and Compensation Committees of Kentucky Electric Steel Inc.

     Linda A. Goodspeed joined the Company and was named Executive Vice President and Chief Technology Officer in 2001. She was most recently President and Chief Operating Officer for Partminer, Inc., a leading global supplier of electronic components and component information, as well as a provider of inventory management services and enterprise solutions. Before coming to Partminer, Ms. Goodspeed had served since 1999 as Product General Manager of General Electric (GE) Appliances. She was one of three women corporate-wide at GE to receive the 1998 GE Women's Achievement Award and also one of 12 women selected to begin GE's corporate-wide Women's Group.

     David L. Inman was named Vice President, Controller and Chief Accounting Officer for the Company in 2001. Previously, he served as Vice President and Group Controller of North American Distributed Products from 2000 to 2001. Mr. Inman joined the Company in 1978. Since that time, he has held multiple positions in accounting, internal audit and financial systems within the Company including Controller of Armstrong Air Conditioning Inc., a Company subsidiary.

     Robert J. McDonough was named Executive Vice President of the Company and President, Worldwide Refrigeration and Global Operations in 2001. At that time Mr. McDonough assumed the responsibility for World Wide Refrigeration, World Wide Heat Transfer, and European, Latin American, and Asia Pacific operations. Previously he held the position of Executive Vice president of Lennox Global Ltd. and President of Worldwide Commercial Refrigeration and European and Latin American Operations. He joined Heatcraft Inc., a Company subsidiary in 1990, where he held the positions of Director of Sales and Marketing, Vice President of Sales and Marketing, and Vice President and General Manager. Prior to his career at Heatcraft, McDonough was employed with Larkin Coils, Inc. from 1982 to 1990 where he held engineering, product management, and sales management positions.

     Michael G. Schwartz was named Executive Vice President of the Company and President, North American Distributed Products in 2000. Mr. Schwartz previously served as President and Chief Operating Officer of Armstrong Air Conditioning Inc., a subsidiary of the Company, from 1997 to 2000. He joined Heatcraft Inc., another subsidiary of the Company, in 1990 when the Company acquired Bohn Heat Transfer Inc. and served as Director of Sales and Marketing, Original Equipment Manufacturer Products. He also served as Vice President of Commercial Products for Heatcraft from 1995 to 1997. Mr. Schwartz began his career with Bohn Heat Transfer Inc. in 1981.

     Richard A. Smith was named Executive Vice President and Chief Financial Officer for the Company in 2001. Prior to that, Mr. Smith was Chief Financial Officer and Chief Administrative Officer for Zonetrader.com, a leading provider of full-service asset management solutions. Before joining Zonetrader.com, Mr. Smith had served since 1990 as Vice President of Finance and Chief Financial Officer for Arvin Industries, Inc. (now ArvinMeritor, Inc.), a leading global manufacturer of automotive components. Mr. Smith began his career with Ralston Purina Company, a pet food manufacturer, and later joined The May

Department Stores Company, serving first as Vice President and Treasurer and later as Vice President and Controller of the company's Payless Shoe Source division.

ITEM 2.  PROPERTIES

REAL PROPERTY AND LEASES

     The following chart lists the Company's major domestic and international manufacturing, distribution and office facilities and whether such facilities are owned or leased:

                              DOMESTIC FACILITIES

LOCATION                  DESCRIPTION AND APPROXIMATE SIZE        PRINCIPAL PRODUCTS        OWNED/LEASED
--------                  --------------------------------   ----------------------------   ------------
Richardson, TX            World headquarters and offices;    Not Applicable                  Owned and
                          Lennox Industries headquarters;                                    Leased
                          311,000 square feet
Bellevue, OH              Armstrong headquarters, factory    Residential furnaces,           Owned and
                          and distribution center; 800,000   residential and light           Leased
                          square feet                        commercial air conditioners
                                                             and heat pumps
Grenada, MS               Advanced Distributor Products      Gas-fired unit heaters and      Leased
                          factory; 300,000 square feet       residential air handlers
Murfreesboro, TN          Advanced Distributor Products      Electronic controls             Owned
                          factory; 44,000 square feet
Stone Mountain, GA        Heatcraft Refrigeration Products   Commercial and industrial       Owned
                          Division headquarters, R&D and     condensing units, packaged
                          factory; 145,000 square feet       chillers and custom
                                                             refrigeration racks
Danville, IL              Heatcraft Refrigeration Products   Unit coolers, OEM copper        Owned
                          Division factory; 322,000 square   tube/aluminum fin coils,
                          feet                               high efficiency/heat
                                                             recovery aluminum fin coils,
                                                             stainless steel coils, small
                                                             air-cooled condensers,
                                                             refrigeration and
                                                             supermarket air handlers
Tifton, GA                Heatcraft Refrigeration Products   Refrigeration condensing        Owned
                          Division factory; 232,000 square   units, unit coolers and air-
                          feet                               cooled condensers
Marshalltown, IA          Lennox Industries heating and      Residential heating and         Owned and
                          air conditioning products          cooling products, gas           Leased
                          factory, 1,000,000 square feet;    furnaces, split-system
                          distribution center, 300,000       condensing units, split-
                          square feet                        system heat pumps and
                                                             CompleteHeat
Des Moines, IA            Lennox Industries distribution     Central supplier of Lennox      Leased
                          center; 352,000 square feet        repair parts

LOCATION                  DESCRIPTION AND APPROXIMATE SIZE        PRINCIPAL PRODUCTS        OWNED/LEASED
--------                  --------------------------------   ----------------------------   ------------
Carrollton, TX            Lennox Industries heating and      Not Applicable                  Owned
                          air conditioning products
                          development and research
                          facility; 130,000 square feet
Stuttgart, AR             Lennox Industries light            Commercial rooftop equipment    Owned and
                          commercial heating and air         and accessories                 Leased
                          conditioning factory; 500,000
                          square feet
Union City, TN            Lennox Hearth Products factory;    Gas and wood burning            Owned
                          295,000 square feet                fireplaces
Lynwood, CA               Lennox Hearth Products             Gas and wood burning            Leased
                          headquarters and factory;          fireplaces
                          200,000 square feet
Burlington, WA            Lennox Hearth Products factory;    Pellet and gas stove,           Owned
                          120,000 square feet                fireplace inserts
Blackville, SC            Excel Comfort Systems Inc.         Residential heating and         Owned
                          headquarters and factory;          cooling products
                          375,000 square feet
Orangeburg, SC            Allied Air Enterprises             Residential heating and         Owned
                          headquarters and factory;          cooling products
                          329,000 square feet

                            INTERNATIONAL FACILITIES

LOCATION                  DESCRIPTION AND APPROXIMATE SIZE        PRINCIPAL PRODUCTS        OWNED/LEASED
--------                  --------------------------------   ----------------------------   ------------
Genas, France             Friga-Bohn factory; 172,000        Heat exchangers for               Owned
                          square feet                        refrigeration and air
                                                             conditioning, refrigeration
                                                             products, condensers, fluid
                                                             coolers, pressure vessels,
                                                             liquid receivers and
                                                             refrigeration components
Longvic, France           LGL France factory; 133,000        Roof-top units                    Owned
                          square feet
Mions, France             LGL France headquarters and        Air cooled chillers, water        Owned
                          factories; 129,000 square feet     cooled chillers, reversible
                                                             chillers and packaged
                                                             boilers
Northampton, England      Lennox Industries UK               Copper heating systems, fan       Leased
                          headquarters and factory;          coils
                          129,000 square feet
Prague, Czech Republic    Janka headquarters and factory;    Air handling equipment            Owned
                          161,000 square feet
Milperra, Australia       Heatcraft Australia headquarters   Refrigeration condensing          Owned
                          and factory; 412,000 square feet   units and condensers, heat
                                                             transfer coils
San Jose dos Campos,      Heatcraft do Brasil headquarters   Refrigeration condensing          Owned
  Brazil                  and factory; 160,000 square feet   units, unit coolers and heat
                                                             transfer coils

LOCATION                  DESCRIPTION AND APPROXIMATE SIZE        PRINCIPAL PRODUCTS        OWNED/LEASED
--------                  --------------------------------   ----------------------------   ------------
Laval, Canada             Security Chimneys headquarters     Chimney venting                   Owned
                          and factory; 152,000 square feet
Barcelona, Spain          LGL Refrigeration Spain factory;   Condensers and unit coolers       Leased
                          65,000 square feet
Burgos, Spain             LGL Refrigeration Spain factory;   Unitary products and              Owned
                          71,000 square feet                 chillers
Krunkel, Germany          Hyfra Industries factory; 48,000   Processing cooling                Owned
                          square feet

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

ITEM 3. LEGAL PROCEEDINGS

     The Company is involved in various claims and lawsuits incidental to its business. In addition, the Company and its subsidiary Heatcraft Inc. have been named in four lawsuits in connection with its former heat transfer operations. The lawsuits allege personal injury resulting from alleged emissions of trichloroethylene, dichloroethylene, and vinyl chloride and other unspecified emissions from the South Plant in Grenada, Mississippi, previously owned by Heatcraft Inc. It is not possible to predict with certainty the outcome of these matters; however, based on present knowledge, management believes that it is unlikely that resolution of these matters will result in a material liability for the Company. As of December 31, 2002, no accrual has been made for these matters.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 2002.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is listed for trading on the New York Stock Exchange under the symbol "LII." The high and low sales prices for the Company's common stock for each quarterly period during 2002 and 2001 are set forth in
Note 15 of the Notes to Consolidated Financial Statements on page 62 herein. During 2002 and 2001, the Company declared quarterly cash dividends as set forth in Note 15 of the Notes to Consolidated Financial Statements on page 62 herein. The quarterly dividend declared in December 2002 was paid on January 3, 2003. The amount and timing of dividend payments are determined by the Company's Board of Directors and subject to certain restrictions under the Company's credit agreements. As of March 24, 2003, there were approximately 10,600 beneficial holders of the Company's common stock.

EQUITY COMPENSATION PLANS INFORMATION

     The following table provides information as of December 31, 2002 regarding our shares of common stock that may be issued under our existing equity compensation plans:

                                           NUMBER OF SECURITIES    WEIGHTED-AVERAGE    NUMBER OF SECURITIES
PLAN CATEGORY                                TO BE ISSUED(A)      EXERCISE PRICE(B)        REMAINING(C)
-------------                              --------------------   ------------------   --------------------
Equity compensation plans approved by
  security holders.......................       11,531,297(1)           $12.44(2)           5,672,237(3)
Equity compensation plans not approved by
  security holders.......................               --                  --                     --
                                                ----------              ------              ---------
  Total..................................       11,531,297              $12.44              5,672,237
                                                ==========              ======              =========

---------------

(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights.

(b) Weighted-average exercise price of outstanding options, warrants and rights.

(c) Number of securities remaining available for future issuance under equity compensation plans, excluding securities reflected in column (a).

(1) Includes the following:

     - 9,278,858 shares of common stock to be issued upon exercise of outstanding stock options granted under the 1998 Incentive Plan and the Non-employee Directors' Compensation and Deferral Plan; and

     - 2,252,439 shares of common stock to be issued upon the vesting of restricted stock units outstanding under the 1998 Incentive Plan and the Non-employee Directors' Compensation and Deferral Plan.

      Excludes 403,322 shares of common stock to be issued upon exercise of outstanding options originally granted under the five equity compensation plans adopted by Service Experts Inc. The options have a weighted average exercise price of $26.51. The options were assumed by the Company in connection with the acquisition of Service Experts in January 2000.

(2) Upon vesting, restricted stock units are settled for shares of common stock on a one-for-one basis. Accordingly, the restricted stock units have been excluded for purposes of computing the weighted-average exercise price.

(3) Includes 4,701,544 shares of common stock available for issuance under the 1998 Incentive Plan, 402,812 shares of common stock reserved for issuance under the Non-employee Directors' Compensation and Deferral Plan and 567,881 shares of common stock reserved for issuance under the Employee Stock Purchase Plan.

ITEM 6.  SELECTED FINANCIAL DATA

     The table below shows the selected financial data of the Company for the five years ended December 31, 2002:

                                                       For the Year Ending December 31,
                                             ----------------------------------------------------
                                             2002(1)    2001(2)    2000(3)      1999       1998
                                             --------   --------   --------   --------   --------
                                                     (in millions, except per share data)
STATEMENT OF OPERATIONS DATA
Net Sales(4)...............................  $3,025.8   $3,113.6   $3,242.2   $2,357.5   $1,818.4
(Loss) Income From Operations..............     125.6       (0.7)     158.6      155.9      106.6
Net (Loss) Income..........................    (190.4)     (42.4)      59.1       73.2       52.5
Diluted (Loss) Earnings Per Share..........     (3.23)     (0.75)      1.05       1.81       1.47
Dividends Per Share........................     0.380      0.380      0.380      0.350      0.325

OTHER DATA
Capital Expenditures.......................  $   22.7   $   17.4   $   58.3   $   76.7   $   52.4
Research & Development Expenses............      38.2       37.3       36.5       39.1       33.3

BALANCE SHEET DATA
Working Capital............................  $  137.6   $  158.8   $  311.3   $  424.6   $  263.3
Total Assets...............................   1,521.7    1,794.0    2,055.0    1,683.7    1,151.6
Total Debt.................................     379.9      517.8      690.5      577.0      317.4
Stockholders' Equity.......................     452.8      654.6      743.1      597.9      375.6

---------------

Note:

(1) Includes pre-tax restructuring charges of $7.8 million and pre-tax (gains) losses and other expenses of ($7.9) million. 2002 also includes after-tax goodwill impairment of $249.2 million as a result of the adoption of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" and a favorable resolution of tax contingencies. Excluding these items, Net Income is $56.7 million.

(2) Includes restructuring charges of $65.3 million, pre-tax. Excluding these charges, Net Income is $9.5 million.

(3) Includes restructuring charges of $5.1 million, pre-tax. Excluding this charge, Net Income is $61.9 million.

(4) As a result of adopting Emerging Issues Tax Force ("EITF") 01-9 in 2002, the Company restated prior years Net Sales. EITF 01-9 addressed various issues related to the income statement classification of certain promotional payments. The adoption of EITF 01-9 reduced 2001, 2000, 1999 and 1998 Net Sales by $6.0 million, $5.1 million, $4.2 million and $3.4 million, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company participates in four reportable business segments of the HVACR industry. The first reportable segment is residential heating and cooling, in which LII manufactures and markets a full line of heating, air conditioning and hearth products for the residential replacement and new construction markets in the United States and Canada. The second reportable segment is commercial heating and cooling, in which LII manufactures and sells primarily rooftop products and related equipment for commercial applications. Combined, the residential and commercial heating and cooling segments form LII's heating and cooling business. The third reportable segment is Service Experts, which includes sales and installation of, and maintenance and repair services for, HVACR equipment by approximately 190 LII-owned service centers in the United States and Canada. The fourth reportable segment is refrigeration, which consists of unit coolers, condensing units and other commercial refrigeration products.

     During August 2002, LII formed joint ventures with Outokumpu Oyj of Finland ("Outokumpu"). Outokumpu purchased a 55 percent interest in the Company's former heat transfer business segment in the U.S. and Europe for $55 million in cash and notes, with LII retaining 45 percent ownership. The net after-tax gain on the sale and the related expenses and charges was $6.4 million. LII accounts for its remaining 45 percent ownership interest using the equity method of accounting. The Company currently reports the historical results of operations of its former heat transfer business segment in the "Corporate and other" business segment. (For a more detailed discussion of this sale, see "Results of Operations -- Year Ended December 31, 2002 Compared to Year Ended December 31, 2001 -- (Gains)Losses and Other Expenses.") LII's customers include distributors, installing dealers, property owners, national accounts and original equipment manufacturers. The demand for LII's products and services is influenced by national and regional economic and demographic factors, such as interest rates, the availability of financing, regional population and employment trends, new construction, general economic conditions and consumer confidence. In addition to economic cycles, demand for LII's products and services is seasonal and dependent on the weather. Hotter than normal summers generate strong demand for replacement air conditioning and refrigeration products and colder than normal winters have the same effect on heating products. Conversely, cooler than normal summers and warmer than normal winters depress sales of HVACR products.

     The principal components of cost of goods sold in LII's manufacturing operations are component costs, raw materials, factory overhead, labor and estimated costs of warranty expense. In LII's Service Experts segment, the principal components of cost of goods sold are equipment, parts and supplies and labor. The principal raw materials used in LII's manufacturing processes are copper, aluminum and steel. In instances where LII is unable to pass on to its customers increases in the costs of copper and aluminum, LII enters into forward contracts for the purchase of those materials. LII attempts to minimize the risk of price fluctuations in key components by entering into contracts, typically at the beginning of the year, which generally provide for fixed prices for its needs throughout the year. These hedging strategies enable LII to establish product prices for the entire model year while minimizing the impact of price increases of components and raw materials on its margins. Warranty expense is estimated based on historical trends and other factors.

     On January 21, 2000, LII completed the acquisition of Service Experts Inc., an HVAC company comprised of HVAC retail businesses across the United States, for approximately $307.0 million, including 12.2 million shares of LII common stock and the assumption of $175.0 million of debt. The acquisition added an additional 120 service centers to the retail network. As these centers have been integrated into the retail operation with the 104 centers acquired by LII since September 1, 1998, operating performance has not reached expected levels. Subsequently, restructuring plans which covered selling, closing or merging under-performing Company-owned dealer service centers have reduced the total number of company-owned service centers to approximately 190. As a result of these changes and other improvements, Service Experts financial results have improved significantly.

     On January 1, 2002, LII adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142"), and recorded a $285.7 million impairment of goodwill ($249.2 million, net of taxes). The impairment charge relates primarily to the 1998 to 2000 acquisitions of LII's Service Experts and hearth products operations, where lower than expected operating results occurred. In order to provide meaningful comparisons, certain financial information has been adjusted to reflect the discontinuation of goodwill and trademark amortization for the years ended December 31, 2001 and 2000.

     LII's fiscal year ends on December 31 of each year and its interim fiscal quarters are each comprised of 13 weeks. For convenience, throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations, the 13 week periods comprising each fiscal quarter are denoted by the last day of the calendar quarter.

RESULTS OF OPERATIONS

     The following table sets forth, as a percentage of net sales, LII's statement of income data for the years ended December 31, 2002, 2001 and 2000. LII's statement of income data has been reconciled for the years ended December 31, 2001 and 2000 to reflect the discontinuation of goodwill and trademark amortization under SFAS No. 142:

                                                                 YEAR ENDED DECEMBER 31,
                                              --------------------------------------------------------------
                                                                 SFAS                         SFAS
                                                                NO. 142                      NO. 142
                                                                 2001      2001               2000      2000
                                              2002     2001      ADJ.      ADJ.     2000      ADJ.      ADJ.
                                              -----    -----    -------    -----    -----    -------    ----
Net Sales...................................  100.0%   100.0%      --      100.0%   100.0%      --      100.0%
Cost of goods sold..........................   68.5     70.6       --       70.6     68.7       --      68.7
                                              -----    -----     ----      -----    -----     ----      ---
  Gross Profit..............................   31.5     29.4       --       29.4     31.3       --      31.3
Selling, general and administrative
  expense...................................   27.3     27.3     (0.6)      26.7     26.2     (0.5)     25.7
Restructurings..............................    0.3      2.1       --        2.1      0.2       --      0.2
(Gains) Losses and other expenses...........   (0.3)      --       --         --       --       --       --
                                              -----    -----     ----      -----    -----     ----      ---
  Income from operations....................    4.2       --      0.6        0.6      4.9      0.5      5.4
Interest expense, net.......................    1.1      1.4       --        1.4      1.7       --      1.7
Minority interest and other.................     --       --       --         --      0.1       --      0.1
  Income (loss) before income taxes and
    cumulative effect of accounting
    change..................................    3.1     (1.4)     0.6       (0.8)     3.1      0.5      3.6
Provision for income taxes..................    1.2       --       --         --      1.3       --      1.3
                                              -----    -----     ----      -----    -----     ----      ---
  Income (loss) before cumulative effect of
    accounting change.......................    1.9     (1.4)     0.6       (0.8)     1.8      0.5      2.3
Cumulative effect of accounting change......    8.2       --       --         --       --       --       --
                                              -----    -----     ----      -----    -----     ----      ---
    Net (loss) income.......................   (6.3)%   (1.4)%   0.6%       (0.8)%    1.8%     0.5%     2.3%
                                              =====    =====     ====      =====    =====     ====      ===

     The following table sets forth net sales by business segment and geographic market (dollars in millions):

                                                         Years Ended December 31,
                                          ------------------------------------------------------
                                                2002             2001(1)            2000(1)
                                          ----------------   ----------------   ----------------
                                           AMOUNT      %      AMOUNT      %      AMOUNT      %
                                          --------   -----   --------   -----   --------   -----
BUSINESS SEGMENT:
Residential.............................  $1,249.1    41.3%  $1,195.1    38.4%  $1,216.7    37.5%
Commercial..............................     442.4    14.6      470.0    15.1      469.2    14.5
                                          --------   -----   --------   -----   --------   -----
  Heating and cooling...................   1,691.5    55.9    1,665.1    53.5    1,685.9    52.0
Service Experts.........................     943.8    31.2    1,002.6    32.2    1,053.2    32.5
Refrigeration...........................     363.8    12.0      348.1    11.2      377.2    11.6
Corporate and other.....................     129.3     4.3      200.5     6.4      227.8     7.0
Eliminations............................    (102.6)   (3.4)    (102.7)   (3.3)    (101.9)   (3.1)
                                          --------   -----   --------   -----   --------   -----
     Total net sales....................  $3,025.8   100.0%  $3,113.6   100.0%  $3,242.2   100.0%
                                          ========   =====   ========   =====   ========   =====
GEOGRAPHIC MARKET:
U.S.....................................  $2,357.9    77.9%  $2,448.5    78.6%  $2,554.6    78.8%
International...........................     667.9    22.1      665.1    21.4      687.6    21.2
                                          --------   -----   --------   -----   --------   -----
     Total net sales....................  $3,025.8   100.0%  $3,113.6   100.0%  $3,242.2   100.0%
                                          ========   =====   ========   =====   ========   =====

---------------

(1) Prior year net sales have been restated to conform with EITF Issue 01-9.

  YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

     The Company has adopted Emerging Issues Task Force ("EITF") Issue 01-9, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products" ("EITF 01-9"), issued by the EITF in November 2001. EITF 01-9 addressed various issues related to the income statement classification of certain promotional payments, including consideration from a vendor to a reseller or another party that purchases the vendor's products. As a result of adopting EITF 01-9 in 2002, the Company restated prior year net sales, cost of goods sold and selling, general and administrative ("SG&A") expense. The adoption of EITF 01-9 decreased net sales by $6.0 million, increased cost of goods sold by $1.4 million and decreased SG&A expenses by $7.4 million for the year ended December 31, 2001.

  Net Sales

     Net sales decreased $87.8 million, or 2.8%, to $3,025.8 million for the year ended December 31, 2002 from $3,113.6 million for the comparable period a year ago. Adjusted for the favorable impact of foreign currency translation, net sales declined 3.2% compared to the same period last year. The sales decline was attributable to lower sales in the Company's Service Experts and commercial heating and cooling segments, the wind-down of the Company's engineering business (see "Restructurings") and the absence of sales (September 2002 through December 2002) from the Company's former heat transfer business segment, 55 percent of which was sold to Outokumpu during the third quarter of 2002. The Company currently reports the historical results of operations of its former heat transfer business segment in the "Corporate and other" business segment.

     Net sales in the residential heating and cooling segment increased $54.0 million, or 4.5%, to $1,249.1 million for the year ended December 31, 2002 from $1,195.1 million for the year ended December 31, 2001. Adjusted for the impact of foreign currency translation, net sales increased 4.7%, or $55.9 million, compared to 2001. The North American market for residential air conditioners, heat pumps and gas furnaces increased industry wide through December 2002 as compared to last year, due primarily to favorable weather during the cooling season . Net sales of the Company's Lennox and Ducane branded products as well as evaporator coils from its Advanced Distributor Products unit were particularly strong for the twelve months ended December 31, 2002.

     Net sales in the commercial heating and cooling segment decreased $27.6 million, or 5.9%, to $442.4 million for the year ended December 31, 2002 compared to the prior year. The sales decrease was 7.4% after adjusting for the impact of foreign currency exchange. The decline was due primarily to lower demand levels for commercial air conditioning equipment in North America as well as the absence of sales from the Company's Australian commercial air conditioning operations, which were exited during the second quarter of 2002. North American industry shipments of unitary commercial HVAC equipment were down in 2002 as compared to 2001. Lower demand for such equipment in Europe also contributed to the sales decline.

     Net sales in the Service Experts segment were $943.8 million for the year ended December 31, 2002, a decrease of $58.8 million, or 5.9%, from $1,002.6 million for the year ended December 31, 2001. The sales decline was 5.6% after adjusting for the impact of foreign currency exchange. On a same store basis, after adjusting for sold or closed service centers in connection with a restructuring program announced in 2001, net sales in the Service Experts segment declined 3.5% in 2002 compared to 2001. As a result of this restructuring program, the primary operating focus of this segment has been improving operating efficiency through cost reduction programs, expense control initiatives and reductions in personnel. Service Experts management is developing numerous marketing and business development initiatives to address the challenge of increasing net sales.

     Refrigeration segment net sales increased $15.7 million, or 4.5%, to $363.8 million for the year ended December 31, 2002 compared to the prior year. After adjusting for the impact of foreign currency exchange, the sales increase was 2.4%. A sustained strengthening order rate for commercial refrigeration equipment in the Company's domestic and Asia Pacific operations resulted in higher net sales in 2002. In the U.S., LII improved market share in this segment in part due to the successful launch of the Pro-Cubed package refrigeration units. Eleven new product platforms were introduced in 2002, with approximately one-third of net sales derived from products introduced in the past three years.

     Corporate and other segment revenues declined $71.2 million, or 35.6%, to $129.3 million for the year ended December 31, 2002 compared to the year ended December 31, 2001. The "Corporate and other" segment net sales primarily consists of the historical results of the Company's former heat transfer segment, 55 percent of which was sold to Outokumpu in August 2002. As a result, the sales decline was primarily attributable to the absence of sales from this segment during the last four months of 2002.

 Gross Profit

     Gross profit was $951.7 million for the year ended December 31, 2002 compared to $914.4 million for the year ended December 31, 2001, an increase of $37.3 million. Gross profit margin improved 2.1% to 31.5% for the year ended December 31, 2002 from 29.4% for the comparable period in the prior year. Gross profit margin in the Company's Service Experts segment improved 2.4% in 2002 compared to 2001 due primarily to direct labor personnel reductions and increased productivity of existing direct labor personnel. Service Experts direct labor personnel reductions were made in connection with a restructuring program announced in 2001 as well as efforts to staff individual service centers to match market demand. The gross profit margin improvement was also due to factory efficiencies, particularly in the areas of labor utilization, purchasing savings and lower overhead. LIFO (last in, first out) inventory liquidations did not have a material impact on gross margins.

 Selling, General and Administrative Expense

     SG&A expenses were $826.2 million for the year ended December 31, 2002, a decrease of $23.5 million, or 2.8%, from $849.7 million for the year ended December 31, 2001. As a percentage of total revenues, SG&A expenses remained flat at 27.3% for the years ended December 31, 2002 and 2001. SG&A expenses for 2001 included $18.6 million of goodwill and trademark amortization which has been discontinued with the adoption of SFAS No. 142 on January 1, 2002. Bad debt expense, which is driven largely by overall economic conditions, totaled $8.9 million and $15.8 million for the twelve month periods ended December 31, 2002 and 2001, respectively. The bad debt expense was higher in 2001 as it included specific reserves for two customers totaling $4.2 million. The Company has no significant concentration of credit risk among its diversified customer base. Partially offsetting the favorable bad debt expense variance and absence of goodwill and trademark amortization in 2002 were higher profit sharing and incentive programs expenses, driven primarily by improved financial performance, and higher insurance costs.

 Restructurings

     During 2001, the Company undertook separate restructuring initiatives of its Service Experts operations and certain of its manufacturing and distribution operations. During 2002, the Company undertook an additional restructuring initiative of its non-core heat transfer engineering business. The three initiatives are as follows:

     1. Retail Restructuring Program

          In the second quarter of 2001, the Company recorded a pre-tax restructuring charge of $38.0 million ($25.6 million, net of tax), which covered the selling, closing or merging of 38 company-owned dealer service centers in the Company's Service Experts segment. The $38.0 million pre-tax restructuring charge included inventory impairments of $3.4 million in cost of goods sold. These centers were either under-performing financially, located in geographical areas requiring disproportionate management effort or focused on non-HVAC activities. The major actions of the plan consisted of employee terminations, closure, sale or merger of retail centers and completion of in-process commercial construction jobs. All actions under the plan have been completed, with long-term lease and other exit cost payments continuing into 2003. The revenue and net operating loss of the service centers sold, closed or merged as part of the Retail Restructuring Program were $24.5 million and $3.9 million, respectively, for the year ended December 31, 2001.

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

          Through December 2002, the Company has made cash payments of $15.4 million under this program. These payments included $2.9 million for severance and benefit payments and $12.5 million for other exit costs payments. The Company anticipates making future cash expenditures of approximately $3.7 million for other exit costs which is anticipated to be spent in 2003. The improvement in net operating income due to the elimination of net operating losses of service centers sold, closed or merged under this restructuring program was $3.9 million for the year ended December 31, 2002.

     2. Manufacturing and Distribution Restructuring Program

          In the fourth quarter of 2001, the Company recorded pre-tax restructuring charges totaling $35.2 million ($31.0 million, net of tax) for severance and other exit costs that resulted from the Company's decision to sell or abandon certain manufacturing and distribution operations. The $35.2 million pre-tax restructuring charge included inventory impairments of $4.4 million in cost of goods sold. The major actions included in the plan were the closing of a domestic distribution facility, the Company's Mexico sales office, manufacturing plants in Canada, Australia and Europe and the disposal of other non-core heat transfer businesses. All actions under the plan were completed by September 30, 2002, except for closing the domestic distribution facility, which will be complete by May 2003, and the disposal of the non-core heat transfer businesses, which will be completed in 2003. The revenue and net operating loss of separately identifiable operations were $36.3 million and $2.3 million, respectively, for the year ended December 31, 2001.

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

          Through December 2002, the Company has made cash payments of $10.0 million under this program. These payments included $7.7 million for severance and benefit payments and $2.3 million for other exit cost payments. The Company anticipates making future cash expenditures of approximately $5.1 million under this program. The improvements in net operating income were approximately $6.0 million for the year ended December 31, 2002.

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

          The $7.5 million pre-tax charge for the Engineering Business Restructuring Program consisted of $3.7 million of severance and benefit charges, $2.8 million for other exit costs and $1.0 million of inventory impairment. The Company will continue to wind down this business through 2003 and anticipates an additional $1.0 million in related restructuring charges. During the wind-down period, the Company estimates that the operating losses from this business will be in the range of $2.5 million to $3.5 million in 2003. Actual operating losses in 2002 from this business totaled $6.9 million. Operating losses from this business are reported in the "Corporate and other" business segment.

     In summary, pre-tax restructuring charges for the year ended December 31, 2002 were $7.8 million. Of these charges, $1.3 million stemmed from the Manufacturing and Distribution Restructuring Program and principally included personnel termination charges in the Company's residential segment, the relocation of production lines, net gains upon disposal of certain impaired assets and restructuring income associated with the subleasing of vacated corporate office lease space. The remaining $6.5 million of these charges stemmed from the Engineering Business Restructuring Program and included personnel termination charges and other exit costs in the Company's former heat transfer business segment. Pre-tax restructuring charges for the year ended December 31, 2001 were $73.2 million, of which $7.8 million was included in cost of goods sold. $38.0 million of these charges stemmed from the Retail Restructuring Program ($3.4 million in cost of goods sold) and $35.2 million stemmed from the Manufacturing and Distribution Restructuring Program ($4.4 million in cost of goods sold).

 (Gains) Losses and Other Expenses

     During 2002, LII recognized two events aggregating in a net pre-tax gain of $7.9 million. These events were related to narrowing LII's strategic focus on its core businesses. These events are detailed as follows:

     1. Sale of Heat Transfer Business

          In August 2002, LII formed joint ventures with Outokumpu. Outokumpu purchased a 55 percent interest in the Company's former heat transfer business segment in the U.S. and Europe for $55 million in cash and notes, with LII retaining 45 percent ownership. LII recognized a pre-tax gain on the sale of $23.1 million, subject to post-closing balance sheet audit adjustments. In conjunction with the sale, LII incurred $11.6 million of other charges and expenses. Included in this amount are asset impairments that reduced to zero the carrying value of non-core heat transfer assets not included in the sale and that were identified for abandonment in the third quarter of 2002. Additionally, this amount included a pension curtailment in connection with U.S. based heat transfer employees, indemnification of flood losses that occurred at a heat transfer manufacturing facility in Prague, Czech Republic in August 2002 and other related transaction expenses. The net after-tax gain on the sale was $6.4 million. LII accounts for its remaining 45 percent ownership using the equity method of accounting.

     2. Exit from Commercial HVAC Operations in Argentina

          In August 2002, LII sold its 50% ownership interest in its Argentine joint venture. Operationally, this joint venture was under-performing, in large part due to recent volatile economic conditions in Argentina. The Company recognized a pre-tax loss on the sale of $3.6 million. The tax benefit recognized on the loss on sale was $2.4 million resulting in a net after-tax loss of $1.2 million. The proceeds from the sale were immaterial.

 Interest Expense, Net

     Interest expense, net, for the year ended December 31, 2002 decreased $11.3 million, or 26.2%, from $43.1 million for the year ended December 31, 2001. The lower interest expense resulted from lower debt levels. Strong cash flow generation in 2002 allowed continued significant progress in paying down debt. At the end of December 2002, total debt of $379.9 million was $137.9 million lower than total debt at December 2001.

 Other

     Other expense (income) was $(1.2) million for the year ended December 31, 2002 and $0.4 million for the year ended December 31, 2001. Other expense (income) is primarily comprised of foreign currency exchange gains or losses, which relate principally to the Company's operations in Canada, Australia and Europe. Appreciation of Australia's and Europe's currencies was primarily responsible for the overall change versus last year.

 Provision for Income Taxes

     The provision for income taxes was $35.9 million for the year ended December 31, 2002 compared to a benefit from income taxes of $2.0 million for the year ended December 31, 2001. Excluding the tax benefit resulting from restructuring and other non-recurring items recognized in 2002 and in 2001, the effective tax rate was 40.1% and 50.6% for the years ended December 31, 2002 and December 31, 2001. This rate differs from the statutory federal rate of 35.0% principally due to state and local taxes, non-deductible expenses, foreign operating losses for which no tax benefits have been recognized and foreign taxes at rates other than 35.0%, partially offset by favorable resolution of tax contingencies.

 Cumulative Effect of Accounting Change

     The cumulative effect of accounting change represents an after-tax, non-cash, goodwill impairment charge of $249.2 million for the year ended December 31, 2002. This charge resulted from the adoption of SFAS No. 142 which became effective January 1, 2002 and requires that goodwill and other intangible assets with an indefinite useful life no longer be amortized as expenses of operations but rather be tested for impairment upon adoption and at least annually by applying a fair-value-based test. During the first quarter of 2002, LII conducted such fair-value-based tests and recorded a pre-tax goodwill impairment charge of $285.7 million. The charge primarily relates to the Company's Service Experts and residential heating and cooling business segments. The tax benefit of this charge was $36.5 million.

 YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

     The Company has adopted EITF 01-9, issued by the EITF in November 2001. EITF 01-9 addressed various issues related to the income statement classification of certain promotional payments, including consideration from a vendor to a reseller or another party that purchases the vendor's products. As a result of adopting EITF 01-9 in 2002, the Company restated prior years net sales, cost of goods sold and SG&A expense. The adoption of EITF 01-9 decreased net sales by $6.0 million, increased cost of goods sold by $1.4 million and decreased SG&A expenses by $7.4 million for the year ended December 31, 2001. For the year ended December 31, 2000, the adoption of EITF 01-9 decreased net sales by $5.1 million, increased cost of goods sold by $0.5 million and decreased SG&A expenses by $5.6 million.

 Net Sales

     Net sales decreased $128.6 million, or 4.0%, to $3,113.6 million for the year ended December 31, 2001 from $3,242.2 million for the year ended December 31, 2000. Foreign currency translation was responsible for 31% of the decrease in sales. The balance of the sales decrease was a result of the closure of Service Experts centers and soft economic conditions.

     Net sales in the residential heating and cooling segment were $1,195.1 million for the year ended December 31, 2001, a decrease of $21.6 million, or 1.8%, from $1,216.7 million for the year ended December 31, 2000. A weaker economic climate in 2001, which accelerated after the events of September 11, resulted in a drop in discretionary spending by consumers, who deferred investment in new heating and cooling equipment.

     Commercial heating and cooling segment net sales increased $0.8 million, or 0.2%, to $470.0 million for the year ended December 31, 2001 compared to the year ended December 31, 2000. The sales increase was 1.3% after adjusting for the impact of foreign currency exchange. Although market conditions continued to soften in the fourth quarter of 2001, the Company's North American market share grew as a result of strong performance from national accounts and commercial sales districts. Europe experienced double digit commercial air conditioning sales growth over the prior year after adjusting for foreign currency exchange movements. The benefits of increased distribution, decreased product costs and improved customer service through a unified European marketing strategy were realized.

     Net sales in the Service Experts segment were $1,002.6 million for the year ended December 31, 2001, a decrease of $50.6 million from $1,053.2 million for the year ended December 31, 2000. The decrease is attributable to dealer service centers that were sold or closed during 2001 and by the economic issues previously mentioned in the residential segment. On a same-store basis, (i.e., adjusted for service centers that were sold or closed), sales were up 0.4%.

     Net sales in the refrigeration segment were $348.1 million for the year ended December 31, 2001, a decrease of $29.1 million, or 7.7%, from $377.2 million for the year ended December 31, 2000. Over two-thirds of the sales decline is a result of foreign currency exchange. Even though the North American refrigeration market in which we participate was estimated to be approximately 15% below year 2000 levels, market share gains were made through targeted account efforts and customer service levels provided.

     Corporate and other segment revenues declined $27.3 million, or 12.0%, to $200.5 million for the year ended December 31, 2001 compared to the year ended December 31, 2000. The corporate and other segment primarily includes the historical results of the Company's former heat transfer segment. The heat transfer segment was the segment most affected by the economic downturn in 2001. Heat transfer products were sold to customers in the recreational vehicle, telecommunications, transport refrigeration and automotive industries. These industries were impacted by the economic downturn to a greater degree than the general business community.

  Gross Profit

     Gross profit was $914.4 million for the year ended December 31, 2001, compared to $1,013.7 million for the year ended December 31, 2000, a decrease of $99.3 million. Gross profit margin was 29.4% for the year ended December 31, 2001 and 31.3% for the year ended December 31, 2000. Over 55% of the decrease in gross profit margin was in the Service Experts segment. Inefficient labor utilization and a shift in product mix to lower margin new construction sales were the reasons for the Service Experts segment margin decline. Additionally, $3.4 million of inventory impairments in connection with the Company's Retail Restructuring Program were included in cost of goods sold during 2001. The remaining 45% of the decline in gross profit margin was primarily a result of increased manufacturing overhead and product mix changes including a higher ratio of lower margin parts and supplies. A new manufacturing facility in Orangeburg, South Carolina, and the relocation of product lines from the manufacturing facility in Bellevue, Ohio to the Orangeburg facility were the principal reasons for the higher manufacturing overhead. Additionally, $4.4 million of inventory impairments in connection with the Company's Manufacturing and Distribution Restructuring Program were included in cost of goods sold during 2001.

  Selling, General and Administrative Expense

     SG&A expenses were $849.7 million for the year ended December 31, 2001, a decrease of $0.3 million from $850.0 million for the year ended December 31, 2000. SG&A expenses represented 27.3% and 26.2% of total revenues for the twelve months of 2001 and 2000, respectively. Nearly one month's additional expense (approximately $11.0 million) was incurred in 2001 as a result of the acquisition of Service Experts Inc., completed on January 21, 2000. Similarly, an additional $1.5 million in expense resulted from a full twelve months of the accounts receivable securitization program. Cost reduction programs, expense control initiatives and reductions in personnel, primarily in the Service Experts segment and the former heat transfer segment, helped offset the increases from the Service Experts Inc. acquisition and asset securitization program.

  Restructurings

     During 2001, the Company undertook separate restructuring initiatives of its Service Experts operations and certain of its manufacturing and distribution operations. In the second quarter of 2001, the Company recorded a pre-tax restructuring charge of $38.0 million ($25.6 million, net of tax) which covered the selling, closing or merging of 38 company-owned dealer service centers in the Company's Service Experts segment. Inventory impairments of $3.4 million were included in cost of goods sold. These centers were either under-performing financially, located in geographic areas requiring disproportionate management effort or focused on non-HVAC activities. The $38.0 million pre-tax charge for the Retail Restructuring Program consisted of $4.8 million of severance and benefit charges, $12.3 million of other exit costs and $20.9 million of asset impairments.

     In the fourth quarter of 2001, the Company recorded pre-tax restructuring charges totaling $35.2 million ($31.0 million, net of tax) for severance and other exit costs that resulted from the Company's decision to sell or abandon certain manufacturing and distribution operations. Inventory impairments of $4.4 million were included in cost of goods sold. The $35.2 million pre-tax charge for the Manufacturing and Distribution Restructuring Program consisted of $6.0 million of severance and benefit charges, $3.4 million of other exit costs and $25.8 million of asset impairments. (For a more detailed discussion of the Company's 2001 restructuring programs, see "Results of Operations -- Year Ended December 31, 2002 Compared to Year Ended December 31, 2001 -- Restructurings.") During 2000, the Company recorded a pre-tax restructuring charge of $5.1 million which represented closure costs for its Mexico sales operation.

  Interest Expense, Net

     Interest expense, net, for the year ended December 31, 2001, decreased to $43.1 million from $56.2 million for the year ended December 31, 2000. The decreased interest expense was a result of decreased debt levels and lower interest rates. At the end of December 2001, total debt was $518 million, $173 million lower than December 31, 2000.

  Other

     Other expense was $0.4 million for the year ended December 31, 2001, a $1.4 million decline from the same period a year ago. Other expense is primarily comprised of currency exchange gains or losses, which relate principally to the Company's operations in Canada, Australia, Europe and Brazil. Appreciation of Canada's currency was primarily responsible for the overall improvement in 2001.

  Provision for Income Taxes

     The benefit from income taxes was $2.0 million for the year ended December 31, 2001 compared to a provision for income taxes of $41.9 million for the year ended December 31, 2000. Excluding the tax benefit of $16.6 million as a result of the restructuring charges recognized in 2001, the effective tax rate was 50.6% and 41.5% for the years ended December 31, 2001 and 2000, respectively. This rate differs from the statutory federal rate of 35.0% principally due to state and local taxes, non-deductible goodwill expenses, foreign operating losses for which no tax benefits have been recognized and foreign taxes at rates other than 35%.

LIQUIDITY AND CAPITAL RESOURCES

     Lennox's working capital and capital expenditure requirements are generally met through internally generated funds and bank lines of credit.

     During 2002, LII generated $168 million of cash from operations compared to $212 million in 2001 and $245 million in 2000. If the effects of asset securitization were excluded, cash provided by operating activities would have been $212 million, $199 million, and $115 million, respectively, in 2002, 2001 and 2000. Net cash provided by investing activities in 2002 includes $55 million from the Outokumpu JV sales, acquiring a partner's remaining 14% interest in Heatcraft do Brasil S.A., and proceeds from the sale of the net assets of a distributor in the residential segment. Cash used to fund acquisitions in 2001 amounted to $19 million and this consisted primarily of contingent payment considerations on prior Retail acquisition and similar contingent consideration for the Kirby company acquisition. Cash used in financing activities in 2002 reflects the Company's issuance of $143.8 million of 6.25% convertible subordinated notes due 2009 offset by the use of these net proceeds, the cash from the Outokumpu transaction and cash from operations to reduce its indebtedness under its revolving credit facility.

     As of December 31, 2002, $27.6 million of cash and cash equivalents were restricted due to outstanding letters of credit.

     Capital expenditures of $22.7 million and $17.4 million in 2002 and 2001, respectively, were primarily for production equipment in the North American heat transfer and residential products manufacturing plants.

     At December 31, 2002, the Company had outstanding long-term debt obligations totaling $371 million, which was down from $494 million at December 31, 2001. The amount outstanding at December 31, 2002 consisted primarily of seven issues of notes with an aggregate principal outstanding of $365 million, with interest rates ranging from 6.81% to 8.25% and with maturities ranging from 2003 to 2010. The Company has bank lines of credit aggregating $322 million, of which $9 million was borrowed and outstanding, and $34 million was committed to standby letters of credit at December 31, 2002. Of the remaining $279 million, approximately $155 million was available for future borrowings after consideration of covenant limitations. Included in the lines of credit is a domestic facility in the amount of $270 million governed by agreements between the Company and a syndicate of banks. The facility expires in August 2004. The facility contains certain financial covenants and bears interest, at the Company's option, at a rate equal to either (a) the greater of the bank's prime rate or the federal fund's rate plus 0.5% or (b) the London Interbank Offered Rate plus a margin equal to 0.5% to 2.25%, depending upon the ratio of total funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). The Company pays a commitment fee, depending upon the ratio of total funded debt to EBITDA, equal to 0.15% to 0.50% of the unused commitment. The agreements provide restrictions on the Company's ability to incur additional indebtedness, encumber its assets, sell its assets, or pay dividends.

     Summarized below are LII's long-term payment obligations under its current debt and lease contracts (amounts shown in thousands):

                                                  PAYMENTS DUE BY PERIOD
                                    --------------------------------------------------
                                               1 YEAR      2-3        4-5      AFTER
                                     TOTAL     OR LESS    YEARS      YEARS    5 YEARS
                                    --------   -------   --------   -------   --------
Long-term debt and capital
  leases..........................  $370,618   $13,871   $ 93,884   $22,625   $240,238
Operating leases..................   199,855    54,036     56,109    24,231     65,479
                                    --------   -------   --------   -------   --------
     Total contractual
       obligations................  $570,473   $67,907   $149,993   $46,856   $305,717
                                    ========   =======   ========   =======   ========

     LII, in addition to the revolving and term loans described above, utilizes two other types of financing in the course of funding its operations:

          Trade accounts receivable are sold on a non-recourse basis to third parties. The sales are reported as a reduction of the asset "Accounts and notes receivable, net" in the Consolidated Balance Sheets. As of December 31, 2002 and December 31, 2001, LII had sold $99 million and $143 million, respectively, of such accounts receivable. The receivables are sold at a discount from face value, and this discount aggregated $4.0 million in 2002 and $6.8 million in 2001. The discount expense is shown as a component of selling, general and administrative expense in the Consolidated Statements of Income.

          LII also leases real estate and machinery and equipment pursuant to leases which properly are not capitalized on the balance sheet under Generally Accepted Accounting Principles ("GAAP"), including high-turnover equipment such as autos and service vehicles and short-lived equipment such as personal computers. These operating leases generated rent expense of approximately $69.1 million, $69.9 million and $67.3 million in the years 2002, 2001 and 2000, respectively. Included in these rent expense amounts are $5.3 million for 2002 and $4.4 million for 2001 relating to leases qualifying as operating leases for GAAP reporting, but considered financing leases for income tax purposes. The Company has no significant obligations to purchase the assets leased under these operating leases and has not guaranteed residual values to the lessors.

     LII's domestic revolving and term loans contain certain financial covenant restrictions. As of December 31, 2002, LII was in compliance with all covenant requirements and LII believes that cash flow from operations, as well as available borrowings under its revolving credit facility and other sources of funding, will be sufficient to fund its operations for the foreseeable future. LII is currently reviewing its capital structure, and this review may include modifying current sources of capital or obtaining alternative sources of capital with a goal of providing additional financial flexibility to LII.

MARKET RISK

     LII's results of operations can be affected by changes in exchange rates. Net sales and expenses in currencies other than the United States dollar are translated into United States dollars for financial reporting purposes based on the average exchange rate for the period. During 2002, 2001 and 2000, net sales from outside the United States represented 12.0%, 21.4% and 21.2%, respectively, of total net sales. Historically, foreign currency transaction gains (losses) have not had a material effect on LII's overall operations.

     The Company enters into commodity futures contracts to stabilize prices expected to be paid for raw materials and parts containing high copper and aluminum content. These contracts are for quantities equal to, or less than, quantities expected to be consumed in future production. As of December 31, 2002, LII was committed for 26.5 million pounds of aluminum and 22.7 million pounds of copper under such arrangements. The net fair value of these contracts was a liability of $1.3 million as of December 31, 2002. Accordingly, the Company has recorded an unrealized loss of $0.8 million, net of tax benefit of $0.5 million, in the Accumulated Other Comprehensive Loss component of stockholders' equity.

     On July 25, 2002, the Company announced anticipated product price increases as a result of the tariff levied on steel as a result of U.S. Presidential Proclamation 7529 issued March 5, 2002. This proclamation was issued in connection with the U.S. International Trade Commission's investigation under section 201 of the Trade Act of 1974 with respect to imports of certain steel products. Although the intent of the proclamation targeted imported steel, the market result was an increase in domestic steel product pricing as well. The Company filed requests with the U.S. Department of Commerce in May 2002 seeking to exclude from the safeguard tariffs those steel products most commonly used in the Company's manufacturing processes as steel represents a significant amount of the Company's purchased raw material. During the third quarter of 2002, the U.S. Department of Commerce denied these requests. As a result, the Company implemented product price increases during the fourth quarter of 2002. The product price increases were, on average, within a range from 3% to 6% depending on the steel content of a given product line. The product price increases also differed from operating company to operating company. Actual realization of the price increases could vary though, based on competitive pricing from other companies in the HVACR industry.

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

CRITICAL ACCOUNTING POLICIES

     The preparation of financial statements requires the use of judgments and estimates. The critical accounting policies are described below to provide a better understanding of how the Company develops its judgments about future events and related estimations and how they can impact the financial statements. A critical accounting policy is one that requires the most difficult, subjective or complex estimates and assessments and is fundamental to the results of operations. The Company identified the most critical accounting policies to be:

     - Estimation of warranty liabilities;

     - Valuation of goodwill and intangible assets;

     - Adequacy of allowance for doubtful accounts;

     - Pension and Post-retirement benefit projections; and

     - Estimates of self-insured risks.

     This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes beginning on page 32.

 Product Warranties

     A liability for estimated warranty expense is established by a charge against operations at the time products are sold. The subsequent costs incurred for warranty claims serve to reduce the product warranty liability. The Company recorded warranty expense of $25.6 million, $27.2 million and $24.0 million for the years ended December 31, 2002, 2001 and 2000, respectively.

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

     Total liabilities for estimated warranty expense are $63.4 million and $61.9 million as of December 31, 2002 and 2001, respectively, and are included in the following captions on the accompanying Consolidated Balance Sheets (in thousands):

                                                                DECEMBER 31,
                                                              -----------------
                                                               2002      2001
                                                              -------   -------
Accrued expenses............................................  $25,679   $22,168
Other liabilities...........................................   37,679    39,734
                                                              -------   -------
                                                              $63,358   $61,902
                                                              =======   =======

     The changes in the carrying amount of the Company's total warranty liabilities for the year ended December 31, 2002 are as follows (in thousands):

Total warranty liability at December 31, 2001...............   $ 61,902
Payments made in 2002.......................................    (24,124)
Changes resulting from issuance of new warranties...........     25,580
                                                               --------
Total warranty liability at December 31, 2002...............   $ 63,358
                                                               ========

     The change in warranty liability that resulted from changes in estimated of warranties issued prior to 2002 is not significant.

  Goodwill and Other Intangible Assets

     Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") as of January 1, 2002. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets".

     In connection with SFAS No. 142's transitional goodwill impairment evaluation, the statement required the Company to perform an assessment of whether there was an indication that goodwill was impaired as of the date of adoption. To accomplish this, the Company was required to identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. To the extent the carrying amount of a reporting unit exceeded the fair value of the reporting unit, the Company would be required to perform the second step of the transitional impairment test, as this is an indication that the reporting unit goodwill may be impaired. The second step was required for certain reporting units within the residential heating and cooling, Service Experts and heat transfer reporting segments where the results of various business operations acquired during 1998 to 2000 were lower than expected. In the second step, the Company compared the implied fair value of the reporting units goodwill with the carrying amount of the reporting unit goodwill, both of which were measured as of the date of adoption. The implied fair value of goodwill was determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations". The residual fair value after this allocation was the implied fair value of the reporting units' goodwill and was less than the carrying amount of these reporting units' goodwill by $285.7 million. Accordingly, the Company recorded a $285.7 million ($249.2 million, net of tax) impairment charge upon adoption.

     The goodwill impairment evaluation described above requires management to make long range forecasts, determine the weighted average cost of capital and estimate the fair value of assets (both recognized and unrecognized) for the various reporting units. These forecasts and related factors are subject to various risks and uncertainties described within this document. To the extent these forecasts do not materialize and are adjusted downward in later periods, additional impairments may be required.

  Allowance for Doubtful Accounts

     The allowance for doubtful accounts is generally established during the period in which receivables are recognized and is maintained at a level deemed appropriate by management based on historical and other factors that affect collectibility. Such factors include the historical trends of write-offs and recovery of previously written-off accounts, the financial strength of the customer and projected economic and market conditions. The evaluation of these factors involves complex, subjective judgments. Thus, changes in these factors or changes in economic circumstances may significantly impact the Consolidated Financial Statements. See Note 2 in the Notes to Consolidated Financial Statements.

  Pensions and Post-retirement Benefits

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

     The benefit plan assets and liabilities included in the Company's financial statements and associated notes reflect management's assessment as to the long range performance of its benefit plans. These assumptions are listed below:

                                                               PENSION
                                                              BENEFITS     OTHER BENEFITS
                                                             -----------   ---------------
                                                             2002   2001    2002     2001
                                                             ----   ----   ------   ------
Weighted-average assumptions as of December 31:
  Discount rate............................................  6.75%  7.50%   6.75%    7.50%
  Expected return on plan assets...........................  9.50   9.50      --       --

     The actual benefit plan returns for 2002 and 2001 have not matched the previous assumptions. Management accordingly has lowered its 2003 estimate of its expected return on plan assets.

  Self-Insurance Expense

     The Company self-insures for Worker's Compensation, Product Liability, General Liability, Auto Liability and Physical Damage. On January 1, 2002, a captive insurance company was formed for all the above risks subsequent to that date.

     The Company utilizes the services of a third party actuary to assist in the determination of its self-insurance expense and liabilities. The expense and liabilities were determined based on historical company claims information, as well as industry factors and trends in the level of such claims and payments.

     The Company's self insurance reserves, calculated on an undiscounted basis, as of December 31, 2002, represent the best estimate of the future payments to be made on losses reported and unreported for 2002 and prior years. The majority of the Company's self-insured risks (excluding Auto and Physical Liability), have relatively long payout patterns. The Company's accounting policy is to not discount its self-insurance reserves. The Company maintains safety and manufacturing programs that are designed to improve the safety and effectiveness of its business processes, and as a result reduce the level and severity of its various self-insurance risks.

     The Company's reserve for self-insurance risks total $48.2 million and $44.1 million at December 31, 2002 and 2001, respectively. Actual payments for claims reserved at December 31, 2002 may vary depending on various factors including the development and ultimate settlement of reported and unreported claims.

RECENT ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), was issued in June 2001 and becomes effective for the Company on January 1, 2003. The standard requires that legal obligations associated with the retirement of tangible long-lived assets be recorded at fair value when incurred. The Company does not believe that the adoption of SFAS 143 will have a material effect on its financial position or results of operations.

     Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), also becomes effective for the Company on January 1, 2003. SFAS 146 provides guidance on the recognition and measurement of liabilities associated with exit or disposal activities and requires that such liabilities be recognized when incurred. This is effective for exit or disposal activities initiated on or after January 1, 2003 and does not impact recognition of costs under the Company's existing programs. Adoption of this standard may impact the timing and recognition of costs associated with future exit and disposal activities, depending upon the nature of the actions initiated.

     Financial Accounting Standards Board Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," was issued in November 2002. The interpretation provides guidance on the guarantor's accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others. The Company has adopted the disclosure requirements of the interpretation as of December 31, 2002. The accounting guidelines are applicable to guarantees issued after December 31, 2002 and require that the Company record a liability for the fair value of such guarantees in the balance sheet.

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The application of this Interpretation is not expected to have a material effect on the Company's financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by this item is included under Item 7 above.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF MANAGEMENT

     The Company's management is responsible for the preparation and accuracy of the financial statements. Management believes that the financial statements for the three years ended December 31, 2002, have been prepared in conformity with generally accepted accounting principles and set forth a fair presentation of the financial condition and results of operations.

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

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of Lennox International Inc.:

     We have audited the consolidated financial statements of Lennox International Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we also have audited the accompanying financial statement schedule as of and for the year ended December 31, 2002. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audit. The consolidated financial statements and financial statement schedules of Lennox International Inc. as of December 31, 2001 and for the years ended December 31, 2001 and 2000 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements and financial statement schedules, before the revision described in
Note 2 (under the heading "Goodwill and Other Intangible Assets") to the financial statements, in their report dated February 6, 2002.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lennox International Inc. and subsidiaries as of December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the financial statement schedule as of and for the year ended December 31, 2002, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     As discussed in Note 2 (under the heading "Goodwill and Other Intangible Assets") to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in 2002 to conform to Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets.

     As discussed above, the consolidated financial statements and financial statement schedules of Lennox International Inc. as of December 31, 2001 and for the years ended December 31, 2001 and 2000 were audited by other auditors who have ceased operations. As described in Note 2, these financial statements have been revised to include the transitional disclosures required by SFAS No. 142, Goodwill and Other Intangible Assets. In our opinion, the disclosures for 2001 and 2000 in Note 2 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 financial statements of Lennox International Inc. other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 financial statements taken as a whole.

                                          KPMG LLP

Dallas, Texas
February 4, 2003

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

                                            ARTHUR ANDERSEN LLP(1)

Dallas, Texas,
February 6, 2002

---------------

(1) This report is a copy of the previously issued report covering fiscal years 2001 and 2000. The predecessor auditors have not reissued their report. The consolidated financial statements as of December 31, 2001 and for each of the years in the two-year period then ended have been revised to include the transitional disclosures required by Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets (see Note 2 under the heading "Goodwill and Other Intangible Assets"). The report of Arthur Andersen LLP presented above does not extend to these changes.

                   LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2002 AND 2001
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                AS OF DECEMBER 31,
                                                              -----------------------
                                                                 2002         2001
                                                              ----------   ----------
                                       ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $   76,369   $   34,393
  Accounts and notes receivable, net........................     307,334      291,485
  Inventories...............................................     219,682      281,170
  Deferred income taxes.....................................      33,270       42,662
  Other assets..............................................      38,400       63,655
                                                              ----------   ----------
          Total current assets..............................     675,055      713,365
PROPERTY, PLANT AND EQUIPMENT, net..........................     231,042      291,531
GOODWILL, net...............................................     420,802      704,713
DEFERRED INCOME TAXES.......................................      82,666       14,923
OTHER ASSETS................................................     112,153       69,456
                                                              ----------   ----------
          TOTAL ASSETS......................................  $1,521,718   $1,793,988
                                                              ==========   ==========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term debt...........................................  $    9,255   $   23,701
  Current maturities of long-term debt......................      13,871       28,895
  Accounts payable..........................................     247,598      242,534
  Accrued expenses..........................................     253,929      249,546
  Income taxes payable......................................      12,808        9,870
                                                              ----------   ----------
          Total current liabilities.........................     537,461      554,546
LONG-TERM DEBT..............................................     356,747      465,163
DEFERRED INCOME TAXES.......................................          --          673
POSTRETIREMENT BENEFITS, OTHER THAN PENSIONS................      13,472       14,014
PENSIONS....................................................      85,434       36,836
OTHER LIABILITIES...........................................      74,214       66,465
                                                              ----------   ----------
          Total liabilities.................................   1,067,328    1,137,697
                                                              ----------   ----------
MINORITY INTEREST...........................................       1,591        1,651
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 25,000,000 shares
     authorized, no shares issued or outstanding............          --           --
  Common stock, $.01 par value, 200,000,000 shares
     authorized, 63,039,254 shares and 60,690,198 shares
     issued for 2002 and 2001, respectively.................         630          607
  Additional paid-in capital................................     404,723      372,877
  Retained earnings.........................................     171,316      383,566
  Accumulated other comprehensive loss......................     (79,636)     (68,278)
  Deferred compensation.....................................     (13,518)      (3,710)
  Treasury stock, at cost, 3,009,656 shares and 2,980,846
     shares for 2002 and 2001, respectively.................     (30,716)     (30,422)
                                                              ----------   ----------
          Total stockholders' equity........................     452,799      654,640
                                                              ----------   ----------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........  $1,521,718   $1,793,988
                                                              ==========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                   LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              2002         2001         2000
                                                           ----------   ----------   ----------
NET SALES................................................  $3,025,767   $3,113,649   $3,242,204
COST OF GOODS SOLD.......................................   2,074,027    2,199,261    2,228,518
                                                           ----------   ----------   ----------
  Gross profit...........................................     951,740      914,388    1,013,686
OPERATING EXPENSES:
  Selling, general and administrative expense............     826,158      849,743      849,975
  Restructurings.........................................       7,829       65,341        5,100
  (Gains) Losses and other expenses......................      (7,892)          --           --
                                                           ----------   ----------   ----------
     Income (loss) from operations.......................     125,645         (696)     158,611
INTEREST EXPENSE, net....................................      31,842       43,144       56,193
OTHER (INCOME) EXPENSE...................................      (1,198)         431        1,842
MINORITY INTEREST........................................         321          125         (374)
                                                           ----------   ----------   ----------
  Income (loss) before income taxes and cumulative effect
     of accounting change................................      94,680      (44,396)     100,950
PROVISION FOR (BENEFIT FROM) INCOME TAXES................      35,879       (1,998)      41,892
                                                           ----------   ----------   ----------
  Income (loss) before cumulative effect of accounting
     change..............................................      58,801      (42,398)      59,058
                                                           ----------   ----------   ----------
CUMULATIVE EFFECT OF ACCOUNTING CHANGE...................     249,224           --           --
                                                           ----------   ----------   ----------
  Net (loss) income......................................  $ (190,423)  $  (42,398)  $   59,058
                                                           ==========   ==========   ==========
INCOME (LOSS) PER SHARE BEFORE CUMULATIVE
  EFFECT OF ACCOUNTING CHANGE:
  Basic..................................................  $     1.03   $    (0.75)  $     1.06
  Diluted................................................  $     1.00   $    (0.75)  $     1.05
CUMULATIVE EFFECT OF ACCOUNTING CHANGE PER SHARE:
  Basic..................................................  $    (4.35)  $       --   $       --
  Diluted................................................  $    (4.23)  $       --   $       --
NET (LOSS) INCOME PER SHARE:
  Basic..................................................  $    (3.32)  $    (0.75)  $     1.06
  Diluted................................................  $    (3.23)  $    (0.75)  $     1.05

  The accompanying notes are an integral part of these consolidated financial statements.

                   LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                   COMMON STOCK
                                                  ---------------   ADDITIONAL
                                                  SHARES             PAID-IN     RETAINED   ACCUMULATED OTHER      DEFERRED
                                                  ISSUED   AMOUNT    CAPITAL     EARNINGS   COMPREHENSIVE LOSS   COMPENSATION
                                                  ------   ------   ----------   --------   ------------------   ------------
BALANCE AT DECEMBER 31, 1999....................  46,162    $462     $215,523    $409,851        $(12,706)         $ (2,848)
  Net income....................................      --      --           --      59,058              --                --
  Dividends, $0.38 per share....................      --      --           --     (21,532)             --                --
  Foreign currency translation adjustments......      --      --           --          --         (23,418)               --
  Minimum pension liability adjustments, net of
    tax provision of $487.......................      --      --           --          --            (950)               --
  Deferred compensation.........................      --      --           --          --              --            (3,609)
  Common stock repurchased......................      --      --           --          --              --                --
  Common stock issued...........................  14,207     142      157,167          --              --                --
  Comprehensive income..........................      --      --           --          --              --                --
                                                  ------    ----     --------    --------        --------          --------
BALANCE AT DECEMBER 31, 2000....................  60,369     604      372,690     447,377         (37,074)           (6,457)
  Net loss......................................      --      --           --     (42,398)             --                --
  Dividends, $0.38 per share....................      --      --           --     (21,413)             --                --
  Foreign currency translation adjustments......      --      --           --          --         (22,354)               --
  Minimum pension liability adjustments, net of
    tax provision of $3,558.....................      --      --           --          --          (5,801)               --
  Deferred compensation.........................    (380)     (4)      (2,658)         --              --             2,747
  Derivatives, net of tax provision of $1,900...      --      --           --          --          (3,049)               --
  Common stock issued...........................     701       7        2,845          --              --                --
  Comprehensive loss............................      --      --           --          --              --                --
                                                  ------    ----     --------    --------        --------          --------
BALANCE AT DECEMBER 31, 2001....................  60,690     607      372,877     383,566         (68,278)           (3,710)
  Net loss......................................      --      --           --    (190,423)             --                --
  Dividends, $0.38 per share....................      --      --           --     (21,827)             --                --
  Foreign currency translation adjustments......      --      --           --          --          15,779                --
  Minimum pension liability adjustments, net of
    tax provision of $17,320....................      --      --           --          --         (29,390)               --
  Deferred compensation.........................     (27)     (1)        (413)         --              --            (9,808)
  Derivatives, net of tax provision of $1,329...      --      --           --          --           2,253                --
  Common stock issued...........................   2,376      24       29,336          --              --                --
  Tax benefits of stock compensation............      --      --        2,923          --              --                --
  Comprehensive loss............................      --      --           --          --              --                --
                                                  ------    ----     --------    --------        --------          --------
BALANCE AT DECEMBER 31, 2002....................  63,039    $630     $404,723    $171,316        $(79,636)         $(13,518)
                                                  ======    ====     ========    ========        ========          ========


                                                  TREASURY       TOTAL
                                                  STOCK AT   STOCKHOLDERS'   COMPREHENSIVE
                                                    COST        EQUITY       INCOME (LOSS)
                                                  --------   -------------   -------------
BALANCE AT DECEMBER 31, 1999....................  $(12,386)    $597,896
  Net income....................................        --       59,058        $  59,058
  Dividends, $0.38 per share....................        --      (21,532)              --
  Foreign currency translation adjustments......        --      (23,418)         (23,418)
  Minimum pension liability adjustments, net of
    tax provision of $487.......................        --         (950)            (950)
  Deferred compensation.........................        --       (3,609)              --
  Common stock repurchased......................   (25,316)     (25,316)              --
  Common stock issued...........................     3,619      160,928               --
                                                                               ---------
  Comprehensive income..........................        --           --        $  34,690
                                                  --------     --------        =========
BALANCE AT DECEMBER 31, 2000....................   (34,083)     743,057
  Net loss......................................        --      (42,398)       $ (42,398)
  Dividends, $0.38 per share....................        --      (21,413)              --
  Foreign currency translation adjustments......        --      (22,354)         (22,354)
  Minimum pension liability adjustments, net of
    tax provision of $3,558.....................        --       (5,801)          (5,801)
  Deferred compensation.........................      (214)        (129)              --
  Derivatives, net of tax provision of $1,900...        --       (3,049)          (3,049)
  Common stock issued...........................     3,875        6,727               --
                                                                               ---------
  Comprehensive loss............................        --           --        $ (73,602)
                                                  --------     --------        =========
BALANCE AT DECEMBER 31, 2001....................   (30,422)     654,640
  Net loss......................................        --     (190,423)       $(190,423)
  Dividends, $0.38 per share....................        --      (21,827)              --
  Foreign currency translation adjustments......        --       15,779           15,779
  Minimum pension liability adjustments, net of
    tax provision of $17,320....................        --      (29,390)         (29,390)
  Deferred compensation.........................      (294)     (10,516)              --
  Derivatives, net of tax provision of $1,329...        --        2,253            2,253
  Common stock issued...........................        --       29,360               --
  Tax benefits of stock compensation............        --        2,923               --
                                                                               ---------
  Comprehensive loss............................        --           --        $(201,781)
                                                  --------     --------        =========
BALANCE AT DECEMBER 31, 2002....................  $(30,716)    $452,799
                                                  ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                   LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                                 (IN THOUSANDS)

                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              2002        2001        2000
                                                            ---------   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income.......................................  $(190,423)  $ (42,398)  $  59,058
     Adjustments to reconcile net (loss) income to net
       cash provided by operating activities:
       Minority interest..................................        321         125        (374)
       Equity in earnings of joint ventures...............     (3,003)         12       1,346
       Non-cash cumulative effect of accounting change....    249,224          --          --
       Depreciation and amortization......................     56,652      82,535      84,409
       Deferred income taxes..............................    (17,306)     (7,757)    (21,030)
       Non-cash restructuring charges.....................      1,458       7,832       1,290
       Other (gains) losses and expenses..................    (18,626)       (595)        224
     Changes in assets and liabilities, net of effects of
       acquisitions and divestitures --
       Accounts and notes receivable......................    (34,284)     87,806      93,347
       Inventories........................................     49,524      62,148      (3,324)
       Other current assets...............................     18,387     (16,350)     (1,171)
       Accounts payable...................................     19,564     (12,961)     31,046
       Accrued expenses...................................      9,018      56,147     (14,755)
       Income taxes payable and receivable................     11,356      (6,968)     23,284
       Long-term warranty, deferred income and other
          liabilities.....................................     16,025       2,391      (8,257)
                                                            ---------   ---------   ---------
       Net cash provided by operating activities..........    167,887     211,967     245,093
                                                            ---------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from the disposal of property, plant and
     equipment............................................      4,240       5,786       3,828
  Purchases of property, plant and equipment..............    (22,730)    (17,417)    (58,306)
  Investments in joint ventures...........................         --      (1,872)     (1,029)
  Acquisitions, net of cash acquired......................     (4,669)    (19,394)   (247,373)
  Proceeds from disposal of businesses and investments....     55,830          --          --
                                                            ---------   ---------   ---------
       Net cash provided by (used in) investing
          activities......................................     32,671     (32,897)   (302,880)
                                                            ---------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term (repayments) borrowings......................    (16,319)     (6,120)     10,384
  Repayments of long-term debt............................    (56,953)    (28,475)    (42,890)
  Proceeds from issuance of long-term debt................    143,750          --          --
  Revolving long-term (repayments) borrowings.............   (212,700)   (132,553)    143,671
  Sales of common stock...................................     10,019       3,886         790
  Repurchases of common stock.............................       (294)       (214)    (25,316)
  Payments of deferred financing costs....................     (5,921)         --          --
  Cash dividends paid.....................................    (21,713)    (21,314)    (16,263)
                                                            ---------   ---------   ---------
       Net cash (used in) provided by financing
          activities......................................   (160,131)   (184,790)     70,376
                                                            ---------   ---------   ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..........     40,427      (5,720)     12,589
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS.....      1,549        (520)     (1,130)
CASH AND CASH EQUIVALENTS, beginning of year..............     34,393      40,633      29,174
                                                            ---------   ---------   ---------
CASH AND CASH EQUIVALENTS, end of year....................  $  76,369   $  34,393   $  40,633
                                                            =========   =========   =========
Supplementary disclosures of cash flow information:
  Cash paid during the year for:
     Interest.............................................  $  32,094   $  48,682   $  52,675
                                                            =========   =========   =========
     Income taxes.........................................  $  32,896   $  11,398   $  44,922
                                                            =========   =========   =========

  The accompanying notes are an integral part of these consolidated financial statements.

                   LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

1.  NATURE OF OPERATIONS:

     Lennox International Inc., a Delaware corporation, and subsidiaries (the "Company" or "LII"), is a global designer, manufacturer and marketer of a broad range of products for the heating, ventilation, air conditioning and refrigeration ("HVACR") markets. The Company participates in four reportable business segments of the HVACR industry. The first reportable segment is residential heating and cooling, in which LII manufactures and markets a full line of heating, air conditioning and hearth products for the residential replacement and new construction markets in the United States and Canada. The second reportable segment is commercial heating and cooling, in which LII manufactures and sells rooftop products and related equipment for commercial applications. Combined, the residential and commercial reportable business segments form LII's heating and cooling business. The third reportable segment is Service Experts, which includes sales and installation of, and maintenance and repair services for, HVACR equipment by LII-owned service centers in the United States and Canada. The fourth reportable segment is refrigeration, which consists of unit coolers, condensing units and other commercial refrigeration products. Prior to August 2002, the Company operated a heat transfer segment that manufactured and sold evaporator and condenser coils, copper tubing and related manufacturing equipment to original equipment manufacturers and other specialty purchasers on a global basis. In August 2002, the Company formed joint ventures with Outokumpu Oyj ("Outokumpu") of Finland by selling to Outokumpu a 55 percent interest in the Company's heat transfer businesses for approximately $55 million in cash and notes. The Company accounts for its remaining 45 percent interest using the equity method of accounting and includes such amounts in the Corporate and other segment. See Note 3 for financial information regarding the Company's reportable segments.

     The Company sells its products and services to numerous types of customers, including distributors, installing dealers, homeowners, national accounts and OEMs.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Lennox International Inc. and its subsidiaries. All intercompany transactions and balances have been eliminated. Investments in affiliates in which the Company does not exercise control and has a 20% or more voting interest are accounted for using the equity method of accounting. Investments in which the Company owns less than 20% are accounted for at historical cost.

  CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid temporary investments with original maturity dates of three months or less to be cash equivalents. Cash equivalents of $76.4 million at December 31, 2002 consisted of overnight repurchase agreements and of investment grade securities and are stated at cost, which approximates fair value. The Company earned interest income of $2.0 million, $1.9 million and $2.9 million for the years ended December 31, 2002, 2001 and 2000, respectively, which is included in interest expense, net in the accompanying Consolidated Statements of Operations.

     As of December 31, 2002, $27.6 million of cash and cash equivalents were restricted due to outstanding letters of credit.

  ACCOUNTS AND NOTES RECEIVABLE

     Accounts and notes receivable have been shown net of an allowance for doubtful accounts of $23.1 million and $28.4 million, and net of accounts receivable sold under an ongoing asset securitization arrangement of $99.0 million and $143.1 million as of December 31, 2002 and 2001, respectively. In addition,

                   LENNOX INTERNATIONAL INC. AND SUBSIDIARIES approximately $106.2 million of accounts receivable as reported in the accompanying Consolidated Balance Sheets at December 31, 2002 represent retained interests in securitized receivables that have restricted disposition rights per the terms of the asset securitization agreement and would not be available to satisfy obligations to creditors in the event of bankruptcy or receivership of LII or its subsidiaries. The Company has no significant credit risk concentration among its diversified customer base. The reduction in doubtful accounts from December 31, 2001 is primarily due to a specific customer reserve of $2.8 million that was written off in the second quarter of 2002.

  INVENTORIES

     Inventory costs include material, labor, depreciation and plant overhead. Inventories of $94.8 million and $137.3 million in 2002 and 2001, respectively, are valued at the lower of cost or market using the last-in, first-out (LIFO) cost method. The remaining portion of the inventory is valued at the lower of cost or market with cost being determined either on the first-in, first-out
(FIFO) basis or average cost.

  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment is stated at cost, net of accumulated depreciation. Expenditures for renewals and betterments are capitalized and expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the following estimated useful lives:

Buildings and improvements..................................   10 to 39 years
Machinery and equipment.....................................   3 to 10 years

  GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill represents the excess of cost over fair value of assets of businesses acquired. The Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," ("SFAS No. 142") as of January 1, 2002. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets."

     In connection with SFAS No. 142's transitional goodwill impairment evaluation, the Statement required the Company to perform an assessment of whether there was an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company was required to identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. To the extent the carrying amount of a reporting unit exceeded the fair value of the reporting unit, the Company would be required to perform the second step of the transitional impairment test, as this is an indication that the reporting unit goodwill may be impaired. The second step was required for certain reporting units within the residential heating and cooling, Service Experts and heat transfer reporting segments where the results of various business operations acquired during 1998 to 2000 were lower than expected. In the second step, the Company compared the implied fair value of the reporting units goodwill with the carrying amount of the reporting unit goodwill, both of which were measured as of the date of adoption. The implied fair value of goodwill was determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations." The residual fair value after this allocation was the implied fair value of the reporting units' goodwill and was less than the carrying amount of these reporting

                   LENNOX INTERNATIONAL INC. AND SUBSIDIARIES units' goodwill by $285.7 million. Accordingly, the Company recorded a $285.7 million ($249.2 million, net of tax) impairment charge upon adoption.

     The Company estimated reporting unit fair values using standard business valuation techniques such as discounted cash flows and reference to comparable business transactions. The discounted cash flows fair value estimates were based on management's projected future cash flows and the estimated weighted average cost of capital. The weighted average cost of capital was based on the risk free interest rate and other factors such as equity risk premiums and the ratio of total debt and equity capital.

     The following reflects the Company's income (loss) before the cumulative effect of accounting change and income (loss) adjusted to exclude goodwill amortization for all periods presented (in thousands, except per share data):

                                                       FOR THE YEARS ENDED DECEMBER 31,
                                                       ---------------------------------
                                                          2002        2001        2000
                                                       ----------   ---------   --------
Income (loss) before cumulative effect of accounting
  change.............................................  $  58,801    $(42,398)   $59,058
Add back: goodwill amortization, net of income tax...         --      16,527     14,479
                                                       ---------    --------    -------
Adjusted income (loss) before cumulative effect of
  accounting change..................................  $  58,801    $(25,871)   $73,537
                                                       =========    ========    =======
Basic earnings (loss) per share:
  Income (loss) before cumulative effect of
     accounting change...............................  $    1.03    $  (0.75)   $  1.06
  Add back: goodwill amortization, net of income
     tax.............................................         --        0.29       0.25
                                                       ---------    --------    -------
  Adjusted income (loss) before cumulative effect of
     accounting change...............................  $    1.03    $  (0.46)   $  1.31
                                                       =========    ========    =======
Diluted earnings (loss) per share:
  Income (loss) before cumulative effect of
     accounting change...............................  $    1.00    $  (0.75)   $  1.05
  Add back: goodwill amortization, net of income
     tax.............................................         --        0.29       0.25
                                                       ---------    --------    -------
  Adjusted income (loss) before cumulative effect of
     accounting change...............................  $    1.00    $  (0.46)   $  1.30
                                                       =========    ========    =======
Reported net (loss) income...........................  $(190,423)   $(42,398)   $59,058
  Add back: goodwill amortization, net of income
     tax.............................................         --      16,527     14,479
                                                       ---------    --------    -------
  Adjusted net (loss) income.........................  $(190,423)   $(25,871)   $73,537
                                                       =========    ========    =======
Basic (loss) earnings per share:
  Reported net (loss) income.........................  $   (3.32)   $  (0.75)   $  1.06
  Add back: goodwill amortization....................         --        0.29       0.25
                                                       ---------    --------    -------
  Adjusted net (loss) income.........................  $   (3.32)   $  (0.46)   $  1.31
                                                       =========    ========    =======
Diluted (loss)earnings per share:
  Reported net (loss) income.........................  $   (3.23)   $  (0.75)   $  1.05
  Add back: goodwill amortization....................         --        0.29       0.25
                                                       ---------    --------    -------
  Adjusted net (loss) income.........................  $   (3.23)   $  (0.46)   $  1.30
                                                       =========    ========    =======

                   LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

     Prior to the adoption of SFAS No. 142, goodwill was being amortized on a straight-line basis over periods generally ranging from thirty to forty years and as of December 31, 2001, the accumulated amortization was $83.3 million. In addition, the Company periodically reviewed long-lived assets and identifiable intangibles for impairment as events or changes in circumstances indicated that the carrying amount of such assets may not be recoverable. In order to assess recoverability, the Company compared the estimated expected future cash flows (undiscounted and without interest charges) identified with each long-lived asset or related asset grouping to the carrying amount of such assets. For purposes of such comparisons, portions of goodwill were attributed to related long-lived assets and identifiable intangible assets based upon relative fair values of such assets at acquisition. If the expected future cash flows did not exceed the carrying value of the asset or assets being reviewed, an impairment loss was recognized based on the excess of the carrying amount of the impaired assets over their fair value. As a result of these periodic reviews, certain assets, including goodwill, of an Australian subsidiary were adjusted in 2001.

 SHIPPING AND HANDLING

     Shipping and handling costs are included as part of Selling, General and Administrative Expense in the accompanying Consolidated Statements of Operations in the following amounts (in thousands):

FOR THE YEARS ENDED DECEMBER 31,
---------------------------------
  2002        2001        2000
---------   ---------   ---------
$120,977    $123,186    $130,084

  PRODUCT WARRANTIES

     A liability for estimated warranty expense is established by a charge against operations at the time products are sold. The subsequent costs incurred for warranty claims serve to reduce the product warranty liability. The Company recorded warranty expense of $25.6 million, $27.2 million and $24.0 million for the years ended December 31, 2002, 2001 and 2000, respectively.

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

     Total liabilities for estimated warranty expense are $63.4 million and $61.9 million as of December 31, 2002 and 2001, respectively, and are included in the following captions on the accompanying Consolidated Balance Sheets (in thousands):

                                                                DECEMBER 31,
                                                              -----------------
                                                               2002      2001
                                                              -------   -------
Accrued expenses............................................  $25,679   $22,168
Other liabilities...........................................   37,679    39,734
                                                              -------   -------
                                                              $63,358   $61,902
                                                              =======   =======

                   LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

     The changes in the carrying amount of the Company's total warranty liabilities for the year ended December 31, 2002 are as follows (in thousands):

Total warranty liability at December 31, 2001...............   $ 61,902
Payments made in 2002.......................................    (24,124)
Changes resulting from issuance of new warranties...........     25,580
                                                               --------
Total warranty liability at December 31, 2002...............   $ 63,358
                                                               ========

     The change in warranty liability that results from changes in estimates of warranties issued prior to 2002 is not significant.

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

 STOCK COMPENSATION

     The Company accounts for its stock based compensation under the recognition and measurement principles of APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations ("APB 25") and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS No. 123"). Under APB 25, no stock-based compensation cost is reflected in net income for grants of stock options to employees because the Company grants stock options with an exercise price equal to the market value of the stock on the date of grant. Had the Company used the fair value based accounting method for stock compensation expense described by Statement of Financial Accounting Standards ("SFAS No. 123"), the Company's diluted net income per common and equivalent share are shown in the pro-forma amounts below (in thousands, except per share data):

                                                       FOR THE YEAR ENDING DECEMBER 31,
                                                       ---------------------------------
                                                          2002        2001        2000
                                                       ----------   ---------   --------
Net income, as reported..............................  $(190,423)   $(42,398)   $59,058
Add: Reported stock-based compensation expense, net
  of taxes...........................................      1,918       1,107      2,014
Deduct: Fair value based compensation expense, net of
  taxes..............................................     (3,583)     (2,617)    (4,145)
                                                       ---------    --------    -------
Net income, pro-forma................................  $(192,088)   $(43,908)   $56,927
                                                       =========    ========    =======
Earnings per share:
Basic, as reported...................................  $   (3.32)   $  (0.75)   $  1.06
Basic, pro-forma.....................................  $   (3.35)   $  (0.78)   $  1.02
Diluted, as reported.................................  $   (3.23)   $  (0.75)   $  1.05
Diluted, pro-forma...................................  $   (3.24)   $  (0.78)   $  1.02

                   LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

 RESEARCH AND DEVELOPMENT

     Research and development costs are expensed as incurred. The Company expended approximately $38.2 million, $37.3 million and $36.5 million for the years ended December 31, 2002, 2001 and 2000, respectively, for research and product development activities. Research and development costs are included in Selling, General and Administrative Expense on the accompanying Consolidated Statements of Operations.

 ADVERTISING

     Production costs of commercials and programming are charged to operations in the period first aired. The costs of other advertising, promotion and marketing programs are charged to operations in the period incurred. Expense relating to advertising, promotions and marketing programs was $73.4 million, $78.4 million and $78.0 million for the years ended December 31, 2002, 2001 and 2000, respectively.

     The Company adopted Emerging Issues Task Force ("EITF") Issue 01-9, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products" ("EITF 01-9"), issued by the EITF in November 2001. EITF 01-9 addressed various issues related to the income statement classification of certain promotional payments, including consideration from a vendor to a reseller or another party that purchases the vendor's products. As a result of adopting EITF 01-9 in 2002, the Company restated prior year net sales, cost of goods sold and selling, general and administrative expenses. The adoption of EITF 01-9 reduced 2001 net sales by $6.0 million, increased cost of goods sold by $1.4 million and decreased expenses by $7.4 million. Net sales for 2000 decreased by $5.1 million, cost of goods sold increased $0.5 million and expenses decreased by $5.6 million.

 TRANSLATION OF FOREIGN CURRENCIES

     All assets and liabilities of foreign subsidiaries and joint ventures are translated into United States dollars using rates of exchange in effect at the balance sheet date. Revenues and expenses are translated at average exchange rates during the respective years. The unrealized translation gains and losses are accumulated in a separate component of stockholders' equity. Transaction gains (losses) included in Other in the accompanying Consolidated Statements of Operations were $1.2 million, $(0.4) million and $(1.8) million for the years ended December 31, 2002, 2001 and 2000, respectively.

 DERIVATIVES

     Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). The impact of adopting SFAS No. 133 was not significant. SFAS No. 133 requires that all derivative financial instruments be recognized as either assets or liabilities in the balance sheet and carried at fair value. Changes in fair value of these instruments are to be recognized periodically in earnings or stockholders' equity depending on the intended use of the instrument. Gains or losses on derivatives designated as fair value hedges are recognized in earnings in the period of change. Gains or losses on derivatives designated as cash flow hedges are initially reported as a component of other comprehensive income and later classified into cost of goods sold in the period in which the hedged item also affects earnings. The Company hedges its exposure to the fluctuation on the prices paid for copper and aluminum metals by purchasing futures contracts on these metals. Gains or losses recognized on the closing of these contracts negate the losses or gains realized through physical deliveries of these metals. Quantities covered by these commodity futures contracts are for less than actual quantities expected to be purchased. As of December 31, 2002, the Company had metals futures contracts maturing at various dates to December 31, 2003, for which the fair value was a liability of $1.3 million. These are hedges of forecasted transactions, and under SFAS No. 133, such contracts are to be considered cash flow hedges. Accordingly, the Company has recorded an unrealized loss of $0.8 million, net of tax benefit of $0.5 million, in the Accumulated Other Comprehensive Loss component of stockholders' equity. This

                   LENNOX INTERNATIONAL INC. AND SUBSIDIARIES deferred loss will be reclassified into earnings as the commodity futures contracts settle, all of which will happen within the next twelve months. Hedge ineffectiveness was immaterial for 2002 and 2001.

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

3.  REPORTABLE BUSINESS SEGMENTS:

     The Company's basis of organization and the differences in the nature of products or services (as more fully described in Note 1), were the factors used in determining the Company's reportable segments. Financial information about the Company's reportable business segments are as follows (in thousands):

                                                     FOR THE YEARS ENDED DECEMBER 31,
                                                   ------------------------------------
                                                      2002       2001(C)      2000(C)
                                                   ----------   ----------   ----------
Net Sales
  Residential....................................  $1,249,106   $1,195,110   $1,216,694
  Commercial.....................................     442,357      469,965      469,155
                                                   ----------   ----------   ----------
     Heating and Cooling.........................   1,691,463    1,665,075    1,685,849
  Service Experts................................     943,779    1,002,564    1,053,235
  Refrigeration..................................     363,794      348,087      377,177
  Corporate and other(a).........................     129,306      200,505      227,830
  Eliminations...................................    (102,575)    (102,582)    (101,887)
                                                   ----------   ----------   ----------
                                                   $3,025,767   $3,113,649   $3,242,204
                                                   ==========   ==========   ==========

                   LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

                                                     FOR THE YEARS ENDED DECEMBER 31,
                                                   ------------------------------------
                                                      2002       2001(C)      2000(C)
                                                   ----------   ----------   ----------
Segment Profit(b)
  Residential....................................  $  113,048   $   84,841   $  111,866
  Commercial.....................................      19,127       23,308       12,771
                                                   ----------   ----------   ----------
     Heating and Cooling.........................     132,175      108,149      124,637
  Service Experts................................      24,114       (1,940)      44,839
  Refrigeration..................................      34,551       26,098       32,629
  Corporate and other(a).........................     (64,475)     (48,941)     (18,620)
  Eliminations...................................        (783)         (83)      (3,274)
                                                   ----------   ----------   ----------
     Segment Profit..............................     125,582       83,283      180,211
Reconciliation to Income (loss) before Income
  Taxes:
  Goodwill and Trademark Amortization............          --       18,638       16,500
  Restructurings.................................       7,829       65,341        5,100
  Gains (losses) and other expenses..............      (7,892)          --           --
  Interest Expense, net..........................      31,842       43,144       56,193
  Minority Interest and Other....................        (877)         556        1,468
                                                   ----------   ----------   ----------
                                                   $   94,680   $  (44,396)  $  100,950
                                                   ==========   ==========   ==========

                                                                AS OF DECEMBER 31,
                                                              -----------------------
                                                                 2002         2001
                                                              ----------   ----------
Total Assets
  Residential...............................................  $  374,321   $  475,494
  Commercial................................................     167,548      161,190
                                                              ----------   ----------
     Heating and Cooling....................................     541,869      636,684
  Service Experts...........................................     484,547      702,451
  Refrigeration.............................................     234,847      236,282
  Corporate and other(a)....................................     276,307      235,783
  Eliminations..............................................     (15,852)     (17,212)
                                                              ----------   ----------
                                                              $1,521,718   $1,793,988
                                                              ==========   ==========

                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                          ---------------------------------
                                                            2002        2001        2000
                                                          ---------   ---------   ---------
Capital Expenditures
  Residential...........................................   $ 8,578     $ 7,299     $20,467
  Commercial............................................     3,042       1,291      10,984
                                                           -------     -------     -------
     Heating and Cooling................................    11,620       8,590      31,451
  Service Experts.......................................       248       1,595       9,365
  Refrigeration.........................................     4,633       2,081       7,601
  Corporate and other(a)................................     6,229       5,151       9,889
                                                           -------     -------     -------
                                                           $22,730     $17,417     $58,306
                                                           =======     =======     =======

                   LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                          ---------------------------------
                                                            2002        2001        2000
                                                          ---------   ---------   ---------
Depreciation and Amortization
  Residential...........................................   $17,196     $22,362     $22,206
  Commercial............................................     5,032       6,535       7,927
                                                           -------     -------     -------
     Heating and Cooling................................    22,228      28,897      30,133
  Service Experts.......................................     9,409      24,685      24,017
  Refrigeration.........................................     8,982      11,286      12,210
  Corporate and other(a)................................    16,033      17,667      18,049
                                                           -------     -------     -------
                                                           $56,652     $82,535     $84,409
                                                           =======     =======     =======

---------------

(a) In the third quarter of 2002, the Company formed joint ventures with Outokumpu by selling to Outokumpu a 55 percent interest in the Company's heat transfer business segment for approximately $55 million in cash and notes. The Company accounts for its remaining 45% interest using the equity method of accounting and includes such amounts in the Corporate and other segment. The historical net sales, results of operations and total assets of the Corporate and other segment have been restated to include the portions of the heat transfer business segment that was sold to Outokumpu. The historical net sales and results of operations of the heat transfer business segment now presented in the Corporate and other segment were $129.3 million and $(3.7) million for the year ended December 31, 2002, $200.5 million and $(1.5) million for the year ended December 31, 2001, $227.8 million and $14.6 million for the year ended December 31, 2000.

(b) During the second quarter of 2002, the Company changed its measure of segment profit. Segment profit is based upon income from operations included in the accompanying consolidated statement of operations except that it excludes restructuring charges and other operating gains, losses and expenses. All historical amounts have been restated to conform with the current year presentation. Restructuring charges excluded from segment profit generally consist of long-lived asset impairments, severance, contract termination and other costs associated with exiting activities within the segment and are considered non-recurring in nature. See Footnote 7 for the amounts and segments impacted by the Company's restructuring charges.

(c) To facilitate comparisons, the reported segment profit amounts for the years ended December 31, 2001 and 2000 have been adjusted to reflect the discontinuation of goodwill and trademark amortization under Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

     The following table sets forth certain financial information relating to the Company's operations by geographic area based on the domicile of the Company's operations (in thousands):

                                                     FOR THE YEARS ENDED DECEMBER 31,
                                                   ------------------------------------
                                                      2002         2001         2000
                                                   ----------   ----------   ----------
Net Sales to External Customers
  United States..................................  $2,357,879   $2,448,559   $2,554,682
  Canada.........................................     304,034      278,305      285,834
  International..................................     363,854      386,785      401,688
                                                   ----------   ----------   ----------
          Total net sales to external
            customers............................  $3,025,767   $3,113,649   $3,242,204
                                                   ==========   ==========   ==========

                   LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

                                                               AS OF DECEMBER 31,
                                                              ---------------------
                                                                2002        2001
                                                              --------   ----------
Long-Lived Assets
  United States.............................................  $645,008   $  885,107
  Canada....................................................    85,675       89,218
  International.............................................   115,980      106,298
                                                              --------   ----------
          Total long-lived assets...........................  $846,663   $1,080,623
                                                              ========   ==========

4.  INVENTORIES:

     Components of inventories are as follows (in thousands):

                                                               AS OF DECEMBER 31,
                                                              ---------------------
                                                                2002         2001
                                                              --------     --------
Finished goods..............................................  $139,057     $179,965
Repair parts................................................    32,524       37,197
Work in process.............................................    13,895       17,664
Raw materials...............................................    81,360       95,438
                                                              --------     --------
                                                               266,836      330,264
Excess of current cost over last-in, first-out cost.........   (47,154)     (49,094)
                                                              --------     --------
                                                              $219,682     $281,170
                                                              ========     ========

5.  PROPERTY, PLANT AND EQUIPMENT:

     Components of property, plant and equipment are as follows (in thousands):

                                                               AS OF DECEMBER 31,
                                                              ---------------------
                                                                2002        2001
                                                              ---------   ---------
Land........................................................  $  27,767   $  19,255
Buildings and improvements..................................    167,572     178,817
Machinery and equipment.....................................    461,220     547,802
                                                              ---------   ---------
          Total.............................................    656,559     745,874
Less -- accumulated depreciation............................   (425,517)   (454,343)
                                                              ---------   ---------
Property, plant and equipment, net..........................  $ 231,042   $ 291,531
                                                              =========   =========

6.  ACQUISITIONS AND DIVESTITURES:

  SERVICE EXPERTS INC.

     On January 21, 2000, the Company acquired Service Experts Inc., a holding company owning retail outlets for heating and air conditioning products and services. The acquisition was accounted for under the purchase method of accounting, under which approximately $154.6 million was allocated to the fair value of the assets acquired, approximately $118.8 million was allocated to the fair value of liabilities assumed and $271.5 million was allocated to goodwill. The results of Service Experts Inc. have been fully consolidated with those of the Company since the date of acquisition.

                   LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

  2000 SERVICE CENTERS

     In 2000, the Company acquired ten Retail Service Centers in the United States and three Service Centers in Canada (the "2000 Service Centers") for a total price of approximately $60.0 million in cash. In 2000, $85.4 million was allocated to goodwill. The results of operations of the 2000 Service Centers have been fully consolidated with those of the Company since the respective dates of acquisition.

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

     The following table presents the unaudited pro forma results as if Service Experts Inc., the 2000 Service Centers and the remaining ownership of Europe had been acquired January 1, 2000 (in thousands, except per share data):

                                                                  YEAR ENDED
                                                               DECEMBER 31, 2000
                                                               -----------------
Net Sales...................................................      $3,296,231
Net Income..................................................          59,975
Basic earnings per share....................................            1.07
Diluted earnings per share..................................            1.07

  2001 SERVICE CENTERS

     No additional Retail Service Centers were acquired in 2001; however, contingent consideration of $8.1 million was paid to former owners of certain centers. This amount was charged to goodwill.

  OUTOKUMPU JOINT VENTURES

     During August 2002, the Company completed the formation of joint ventures with Outokumpu. Outokumpu purchased a 55 percent interest in the Company's former heat transfer business segment in the U.S. and Europe for $55 million in cash and notes, with the Company retaining 45 percent ownership. A pre-tax gain of approximately $23.1 million (subject to post-closing balance sheet audit adjustments) was recognized in conjunction with the sale and is included in the (Gains) losses and other expenses line item in the accompanying consolidated statement of operations. In conjunction with the sale, the Company incurred $11.6 million of other charges and expenses. Included in this amount are asset impairments that reduced to zero the carrying value of non-core heat transfer assets not included in the sale and that were identified for abandonment in the third quarter of 2002. Additionally, this amount includes transaction costs, a pension curtailment in connection with U.S. based heat transfer employees and indemnification of flood losses that occurred at a heat transfer manufacturing facility in Europe in August 2002. After deducting these expenses, the Company recognized a net pre-tax gain of $11.5 million ($6.4 million net of tax). The Company is accounting for its remaining 45% ownership in the joint ventures using the equity method of accounting.

  FAIRCO, S.A.

     In August 2002, the Company sold its 50% ownership interest in an Argentine joint venture. The Company recognized a pre-tax loss on the sale of $3.6 million ($1.2 million net of tax). The proceeds from the sale were immaterial. The Company's equity in earnings of Fairco S.A. was immaterial for all prior periods.

                   LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

  HEATCRAFT DO BRASIL S.A.

     In June 2002, the Company's Lennox Global Ltd. subsidiary purchased the remaining 14% interest in Heatcraft do Brasil S.A., a Brazilian company that manufactures primarily commercial refrigeration equipment, for approximately $2.4 million.

  HVAC DISTRIBUTOR

     In June 2002 the Company sold the net assets of a heating, ventilation and air conditioning ("HVAC") distributor for $4.2 million in cash and notes. The sale resulted in a pre-tax loss of approximately $0.2 million. The revenues and results of operations of the distributor were immaterial for all prior periods.

7.  RESTRUCTURING CHARGES

     During 2001, the Company undertook separate restructuring initiatives of its Service Experts operations and certain of its manufacturing and distribution operations. During 2002, the Company undertook an additional restructuring initiative of its non-core heat transfer engineering business.

     Retail Restructuring Program. In the second quarter of 2001, the Company recorded a pre-tax restructuring charge of $38.0 million ($25.6 million, net of tax), of which $3.4 million was included in cost of goods sold, for the selling, closing or merging of 38 company-owned dealer service centers. These centers were either under-performing financially, located in geographical areas requiring disproportionate management effort or focused on non-HVAC activities. The major actions of the plan consist of employee terminations, closure, sale or merger of retail centers and completion of in-process commercial construction jobs. All actions have been completed, with long-term lease and other exit cost payments continuing into 2003. The revenue and net operating loss of the service centers sold, merged or closed as a part of the Retail Restructuring Program were $24.5 million and $3.9 million, respectively, for the year ended December 31, 2001.

     The $38.0 million restructuring charge consisted of asset impairments and estimates of future cash expenditures. Charges based on estimated cash expenditures are as follows (in millions):

                                                                                   BALANCE
                                     ORIGINAL       NEW       CASH      OTHER    DECEMBER 31,
                                      CHARGE      CHARGES   PAYMENTS   CHANGES       2001
                                     --------     -------   --------   -------   ------------
Severance and benefits...........     $ 4.8        $0.1      $ (2.5)    $(1.9)       $0.5
Other exit costs.................      12.3         0.3       (10.3)      3.3         5.6
                                      -----        ----      ------     -----        ----
          Total..................     $17.1        $0.4      $(12.8)    $ 1.4        $6.1
                                      =====        ====      ======     =====        ====

                                     BALANCE                                       BALANCE
                                   DECEMBER 31,     NEW       CASH      OTHER    DECEMBER 31,
                                       2001       CHARGES   PAYMENTS   CHANGES       2002
                                   ------------   -------   --------   -------   ------------
Severance and benefits...........      $0.5        $0.1      $(0.4)     $(0.2)       $ --
Other exit costs.................       5.6         0.5       (2.2)      (0.2)        3.7
                                       ----        ----      -----      -----        ----
          Total..................      $6.1        $0.6      $(2.6)     $(0.4)       $3.7
                                       ====        ====      =====      =====        ====

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

                   LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

     In the third and fourth quarter of 2001, the Company identified an additional 15 centers for closure. The $0.4 million and $0.6 million of new charges in the above table reflect the Company's estimate of costs related to closure of these centers.

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

          The impairment charges for the long-lived assets reduced the carrying amount of the assets to management's estimate of fair value which was based primarily on the estimated proceeds, if any, to be generated from the sale or disposal of the assets. The property, plant and equipment carrying value after consideration of the impairment charge was immaterial. The goodwill impairment charge reduced to zero any goodwill that had been recorded in conjunction with acquisitions of specific service centers that were completely idled and for which expected future cash flows were not sufficient to cover the related property, plant and equipment. For the year ended December 31, 2002, the Company has recognized as a component of the Restructurings line item in the accompanying statement of operations $0.2 million in net gains that represent differences between the original estimate of fair value and actual proceeds received.

          The inventory and accounts receivable impairment charges recorded in conjunction with the restructuring reduced the carrying value of service center inventories and accounts receivables to net realizable value. These revisions to net realizable value resulted directly from the Company's decision to close the related service center operations. For the year ended December 31, 2002, the Company has recognized as a component of the Restructurings line item in the accompanying statement of operations, $0.3 million in net gains that represent differences between the original estimate of net realizable value and actual proceeds received.

     Manufacturing and Distribution Restructuring Program. In the fourth quarter of 2001, the Company recorded pre-tax restructuring charges totaling $35.2 million ($31.0 million, net of tax) for severance and other exit costs that resulted from the Company's decision to sell or abandon certain manufacturing and distribution operations. Inventory impairments of $4.4 million were included in cost of goods sold. The major actions included in the plan were the closing of a domestic distribution facility, the Company's Mexico sales office, manufacturing plants in Canada, Australia and Europe and the disposal of other non-core heat transfer businesses. All actions under the plan were completed by September 30, 2002 except for closing the domestic distribution facility, which will be complete by May 2003 and the disposal of the non-core heat transfer businesses to be completed in 2003. The revenue and net operating loss of separately identifiable operations were $36.3 million and $2.3 million, respectively for the year ended December 31, 2001.

                   LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

     A summary of the asset impairments by action and the operating segment impacted are included in the following table (in millions):

                                                          ASSET IMPAIRMENTS AND WRITE-DOWNS
                                                  --------------------------------------------------
                                                                       ACCOUNTS
MAJOR ACTION AND OPERATING SEGMENT IMPACTED:      PP & E   GOODWILL   RECEIVABLE   INVENTORY   TOTAL
--------------------------------------------      ------   --------   ----------   ---------   -----
Residential segment:
  Canadian manufacturing facility...............   $1.0     $  --        $ --        $ --      $ 1.0
  Domestic distribution facility................    0.5        --          --         1.0        1.5
                                                   ----     -----        ----        ----      -----
     Residential segment........................    1.5        --          --         1.0        2.5
Commercial segment:
  Australian manufacturing facility.............    0.3       1.5          --         1.2        3.0
  Closure of Mexico sales office................     --        --         1.0          --        1.0
                                                   ----     -----        ----        ----      -----
     Commercial segment.........................    0.3       1.5         1.0         1.2        4.0
Refrigeration segment:
  European manufacturing facility...............     --        --          --         1.4        1.4
Heat transfer segment -- engineering business...    1.9       9.4         5.8         0.8       17.9
                                                   ----     -----        ----        ----      -----
          Total.................................   $3.7     $10.9        $6.8        $4.4      $25.8
                                                   ====     =====        ====        ====      =====

     The property, plant and equipment impairment consisted primarily of manufacturing equipment written down to the cash expected to be received upon sale or abandonment, if any. The goodwill impairment charges reduced the goodwill associated with the closed operation to zero. The accounts receivable and inventory write-downs were recorded in conjunction with the restructuring since the decisions to close the operations directly impacted the net realizable value of the related assets. Included in restructurings in the accompanying statement of operations for the year ended December 31, 2002 are $2.0 million of net gains upon disposal of these impaired assets that resulted from differences between original estimates of fair and net realizable value and amounts realized upon disposal.

     A summary of the severance and other exit costs associated with the Manufacturing and Distribution Restructuring Program are included in the following table (in millions):

                                                                                   BALANCE
                                     ORIGINAL       NEW       CASH      OTHER    DECEMBER 31,
                                      CHARGE      CHARGES   PAYMENTS   CHANGES       2002
                                   ------------   -------   --------   -------   ------------
Severance and benefits...........      $6.0        $3.4      $ (7.7)    $ 0.3        $2.0
Other exit costs.................       3.4         1.1        (2.3)     (0.9)        1.3
                                       ----        ----      ------     -----        ----
          Total..................      $9.4        $4.5      $(10.0)    $(0.6)       $3.3
                                       ====        ====      ======     =====        ====

     The original severance and benefits charge of $6.0 million primarily related to the termination of 250 hourly and 46 salaried employees in Canada. The $3.4 million of new charges represents the 2002 termination of 64 European Refrigeration, 49 Heat Transfer and other Australian personnel. As of December 31, 2002, two employees have not been terminated. Severance and benefit payments will continue through November 2003.

     The other exit costs consist of $2.5 million for contractual lease obligations associated with the vacated corporate office lease space and the closed Australian manufacturing facility. Included in restructurings in the accompanying statement of operations for the year ended December 31, 2002 are $0.7 million of restructuring income associated with the subleasing of the vacated corporate office lease space. The cash obligations associated with these exit costs continue through 2004.

                   LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

     Engineering Business Restructuring Program. In the third quarter of 2002, the Company recorded a pre-tax restructuring charge totaling $7.5 million ($5.2 million, net of tax) consisting of $1.0 million of inventory impairments included in cost of goods sold, severance and other exit costs that resulted from the Company's decision to abandon the residual portion of the heat transfer business that does not fit with the Company's strategic focus and was not included in the joint venture with Outokumpu. The Company will continue to wind down the business through 2003 and anticipates an additional $1.0 million in related restructuring charges. The revenue and net operating loss associated with the engineering business was $9.8 million and $6.9 million, respectively, for the year ended December 31, 2002.

     A summary of the severance and other exit costs, recorded in the quarter ended September 30, 2002, associated with the Engineering Business Restructuring Program are included in the following table (in millions):

                                                                                   BALANCE
                                     ORIGINAL       NEW       CASH      OTHER    DECEMBER 31,
                                      CHARGE      CHARGES   PAYMENTS   CHANGES       2002
                                   ------------   -------   --------   -------   ------------
Severance and benefits...........      $3.7        $ --      $(3.1)     $0.3         $0.9
Other exit costs.................       2.8          --       (0.9)      0.2          2.1
                                       ----        ----      -----      ----         ----
          Total..................      $6.5        $ --      $(4.0)     $0.5         $3.0
                                       ====        ====      =====      ====         ====

     The severance and benefits charge primarily related to the termination of 147 personnel. As of December 31, 2002, 12 employees were left to be terminated. Severance and benefit payments will continue through December 2004.

     The other exit costs consist of contractual lease and contract takeover obligations. The cash obligations associated with these exit costs will continue through November 2005. Included in restructurings in the accompanying statement of operations for the year ended December 31, 2002 are $0.5 million of net gains upon disposal of these impaired assets that resulted from differences between original estimates of fair and net realizable value and amounts realized upon disposal.

8.  LONG-TERM DEBT AND LINES OF CREDIT:

     Long-term debt at December 31 consists of the following (in thousands):

                                                                2002       2001
                                                              --------   --------
Floating rate revolving loans payable.......................  $     --   $212,700
6.25% convertible subordinate notes, payable in 2009........   143,750         --
6.98% promissory notes, payable $11,111 annually, 2003
  through 2008..............................................    66,667     77,778
7.31% promissory note, payable $10,000 annually in 2004 and
  2005......................................................    20,000     20,000
6.81% promissory notes, payable in 2005.....................    25,000     25,000
7.00% promissory notes, payable in 2008.....................    50,000     50,000
8.25% promissory note, payable in 2010......................    35,000     35,000
8.00% promissory note, payable in 2005......................    25,000     25,000
Capitalized lease obligations and other.....................     5,201     48,580(1)
                                                              --------   --------
                                                               370,618    494,058
Less current maturities.....................................   (13,871)   (28,895)
                                                              --------   --------
                                                              $356,747   $465,163
                                                              ========   ========

---------------

(1) The capitalized lease obligations and other amount for 2001 includes $46.9 million of notes that were paid off in 2002.

                   LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

     At December 31, 2002 the aggregate amounts of required principal payments on long-term debt are as follows (in thousands):

2003........................................................   $ 13,871
2004........................................................     21,783
2005........................................................     72,101
2006........................................................     11,314
2007........................................................     11,311
Thereafter..................................................    240,238
                                                               --------
                                                               $370,618
                                                               ========

     The Company has bank lines of credit aggregating $322 million, of which $9 million was borrowed and outstanding, and $34 million was committed to standby letters of credit at December 31, 2002. Of the remaining $279 million, approximately $155 million was available for future borrowings after consideration of covenant limitations. Included in the lines of credit is a domestic facility in the amount of $270 million governed by agreements between the Company and a syndicate of banks. The facility was decreased from $300 million to $270 million as a result of the formation of joint ventures with Outokumpu in August 2002. The facility contains certain financial covenants and bears interest, at the Company's option, at a rate equal to either (a) the greater of the bank's prime rate or the federal fund's rate plus 0.5% or (b) the London Interbank Offered Rate plus a margin equal to 0.5% to 2.25%, depending upon the ratio of total funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). The Company pays a commitment fee, depending upon the ratio of total funded debt to EBITDA, equal to 0.15% to 0.50% of the unused commitment. The agreements provide restrictions on the Company's ability to incur additional indebtedness, encumber its assets, sell its assets, or pay dividends.

     On May 8, 2002, the Company issued $143.8 million of 6.25% convertible subordinated ("Notes"), maturing June 1, 2009, and received proceeds totaling approximately $139 million after debt issuance costs. Interest is payable semi-annually on June 1 and December 1 of each year. Each $1,000 Note is convertible into 55.28 shares of common stock. Redemption can occur at the Company's option beginning in June 2005 if the market price of the Company's common stock has exceeded $23.52 during specified periods and at the option of the Note holders if the market price of the Company's common stock has exceeded $19.90 during specified periods or if the market price of the Notes is less than 95% of the market price of the stock multiplied by 55.28. The Notes are junior in right of payment to all of our existing and future senior indebtedness, and are structurally subordinated to all liabilities of our subsidiaries, including trade payables, lease commitments and money borrowed.

     Under a revolving period asset securitization arrangement, the Company transfers beneficial interests in a portion of its trade accounts receivable to a third party in exchange for cash. The Company's continued involvement in the transferred assets is limited to servicing. These transfers are accounted for as sales. The fair values assigned to the retained and transferred interests are based primarily on the receivables carrying value given the short term to maturity and low credit risk. As of December 31, 2002 and 2001, the Company has sold $99.0 million and $143.1 million of beneficial interests in accounts receivable. The discount incurred in the sale of such receivables of $4.3 million is included as part of Selling, General and Administrative Expense in the accompanying Consolidated Statements of Operations.

                   LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

9.  INCOME TAXES:

     The income tax provision (benefit) consisted of the following (in thousands):

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2002        2001        2000
                                                              ---------   ---------   ---------
Current:
  Federal...................................................   $13,474     $ 6,247     $34,044
  State.....................................................    (1,497)     (3,767)      2,493
  Foreign...................................................     6,596       4,218       6,660
                                                               -------     -------     -------
     Total current..........................................    18,573       6,698      43,197
                                                               -------     -------     -------
Deferred:
  Federal...................................................    16,370      (4,604)     (3,566)
  State.....................................................     5,264        (580)       (201)
  Foreign...................................................    (4,328)     (3,512)      2,462
                                                               -------     -------     -------
     Total deferred.........................................    17,306      (8,696)     (1,305)
                                                               -------     -------     -------
     Total income tax (benefit) provision...................   $35,879     $(1,998)    $41,892
                                                               =======     =======     =======

     For the year ended December 31, 2002 income (loss) before income taxes was comprised of $101 million domestic and $(6) million foreign. The tax provision without restructuring would have been approximately $14.6 million in 2001.

     The difference between the income tax provision computed at the statutory federal income tax rate and the financial statement provision for taxes is summarized as follows (in thousands):

                                                               2002       2001      2000
                                                              -------   --------   -------
(Benefit) provision at the U.S. statutory rate of 35%.......  $33,138   $(15,536)  $35,332
Increase (reduction) in tax expense resulting from:
  State income tax, net of federal income tax benefit.......    2,445     (2,832)    1,485
  Foreign losses not providing a current benefit............    2,937         --     4,954
  Goodwill and other permanent items........................   (2,879)     9,630     3,243
  Foreign taxes at rates other than 35% and miscellaneous
     other..................................................      238      6,740    (3,122)
                                                              -------   --------   -------
          Total income tax (benefit) provision..............  $35,879   $ (1,998)  $41,892
                                                              =======   ========   =======

     Deferred income taxes reflect the tax consequences on future years of temporary differences between the tax basis of assets and liabilities and their financial reporting basis and are reflected as current or non-current depending on the timing of the expected realization. The deferred tax provision (benefit) for the periods shown represents the effect of changes in the amounts of temporary differences during those periods.

                   LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

     Deferred tax assets (liabilities), as determined under the provisions of SFAS No. 109, "Accounting for Income Taxes," were comprised of the following at December 31 (in thousands):

                                                                2002       2001
                                                              --------   --------
Gross deferred tax assets:
  Warranties................................................  $ 26,606   $ 24,473
  NOLs (Foreign and U.S. State).............................    36,329     20,230
  Postretirement and pension benefits.......................    18,450      6,500
  Inventory reserves........................................    10,441      7,364
  Receivable allowance......................................     5,284      8,396
  Compensation reserves.....................................    33,197     15,986
  Deferred income...........................................     9,399      8,058
  Intangibles...............................................    21,606         --
  Insurance reserves........................................        --      7,912
  Other.....................................................    12,368     14,718
                                                              --------   --------
          Total deferred tax assets.........................   173,680    113,637
          Valuation allowance...............................   (20,132)   (14,803)
                                                              --------   --------
          Total deferred tax assets, net of valuation
            allowance.......................................   153,548     98,834
                                                              --------   --------
Gross deferred tax liabilities:
  Depreciation..............................................   (20,461)   (22,977)
  Intangibles...............................................        --     (9,276)
  Insurance reserves........................................    (4,756)        --
  Other.....................................................   (12,395)    (9,663)
                                                              --------   --------
          Total deferred tax liabilities....................   (37,612)   (41,916)
                                                              --------   --------
Net deferred tax assets.....................................  $115,936   $ 56,918
                                                              ========   ========

     The Company has net operating loss carryforwards which expire at various dates in the future. The deferred tax asset valuation allowance relates primarily to the operating loss carryforwards in various U.S. States, Europe and Canada. The increase is primarily the result of foreign losses not benefited as well as an increase of $2.9 million related to a change in expected realization of deferred tax assets existing at December 31, 2001.

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future federal and foreign taxable income of approximately $287 million and future state taxable income, a subset of federal income, of approximately $193 million during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2002.

     No provision has been made for income taxes which may become payable upon distribution of the foreign subsidiaries' earnings since management considers substantially all of these earnings permanently invested. As

                   LENNOX INTERNATIONAL INC. AND SUBSIDIARIES of December 31, 2002, the unrecorded deferred tax liability related to the undistributed earnings of the Company's foreign subsidiaries was insignificant.

10.  CURRENT ACCRUED EXPENSES:

     Significant components of current accrued expenses are as follows (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
Accrued wages...............................................  $ 83,390   $ 64,376
Casualty insurance reserves.................................    48,246     44,088
Deferred income on service contracts........................    25,505     24,461
Accrued warranties..........................................    25,679     22,168
Accrued promotions..........................................    16,359     15,509
Other.......................................................    54,750     78,944
                                                              --------   --------
          Total current accrued expenses....................  $253,929   $249,546
                                                              ========   ========

11.  EMPLOYEE BENEFIT PLANS:

  PROFIT SHARING PLANS

     The Company maintains noncontributory profit sharing plans for its eligible domestic salaried employees. These plans are discretionary as the Company's contributions are determined annually by the Board of Directors. Provisions for contributions to the plans amounted to $7.0 million, $5.0 million and $7.2 million in 2002, 2001 and 2000, respectively.

  EMPLOYEE BENEFITS TRUST

     The Company also has an Employee Benefits Trust (the "Trust") to provide eligible employees of the Company, as defined, with certain medical benefits. Trust contributions are made by the Company as defined by the Trust agreement.

  EMPLOYEE STOCK PURCHASE PLAN

     The Company has an employee stock purchase plan for which 2,575,000 shares of common stock have been reserved. The shares are offered for sale to employees only, through payroll deductions, at prices equal to 85% of the lesser of the fair market value of the Company's common stock on the first day of the offering period or the last day of the offering period. Under the plan, participating employees purchased 516,580 and 676,660 shares in 2002 and 2001, respectively.

 PENSION AND POSTRETIREMENT BENEFIT PLANS

     The Company has domestic and foreign pension plans covering substantially all employees. The Company makes annual contributions to the plans equal to or greater than the statutory required minimum. The Company also maintains an unfunded postretirement benefit plan which provides certain medical and life insurance benefits to eligible employees. The pension plans are accounted for under provisions of SFAS No. 87, "Employers' Accounting for Pensions." The postretirement benefit plan is accounted for under the provisions of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions." The

                   LENNOX INTERNATIONAL INC. AND SUBSIDIARIES following table sets forth amounts recognized in the Company's financial statements and the plans' funded status (in thousands):

                                                      PENSION BENEFITS       OTHER BENEFITS
                                                     -------------------   -------------------
                                                       2002       2001       2002       2001
                                                     --------   --------   --------   --------
Changes in benefit obligation:
  Benefit obligation at beginning of year..........  $163,330   $150,652   $ 20,570   $ 17,507
  Service cost.....................................     4,978      5,152        626        532
  Interest cost....................................    11,823     11,018      1,387      1,269
  Plan participants' contributions.................       128        131      1,847      1,823
  Amendments.......................................     3,133      2,502         --         --
  Actuarial loss...................................    18,969      3,549      3,551      3,412
  Benefits paid....................................   (10,833)    (9,674)    (4,586)    (3,973)
                                                     --------   --------   --------   --------
  Benefit obligation at end of year................   191,528    163,330     23,395     20,570
                                                     --------   --------   --------   --------
Changes in plan assets:
  Fair value of plan assets at beginning of year...   143,370    155,486         --         --
  Actual return on plan assets.....................   (13,975)    (7,569)        --         --
  Employer contribution............................    11,943      4,704      2,739      2,150
  Plan participants' contributions.................       128        131      1,847      1,823
  Actuarial (gain)/loss............................       885       (787)        --         --
  Benefits paid....................................    (9,001)    (8,595)    (4,586)    (3,973)
                                                     --------   --------   --------   --------
  Fair value of plan assets at end of year.........   133,350    143,370         --         --
                                                     --------   --------   --------   --------
Funded status......................................   (58,178)   (19,960)   (23,395)   (20,570)
  Unrecognized actuarial loss......................    68,474     21,493      9,372      4,211
  Unrecognized prior service cost..................    11,030      9,506       (894)     1,235
  Unrecognized net obligation......................       211        373         --         --
                                                     --------   --------   --------   --------
Net amount recognized..............................  $ 21,537   $ 11,412   $(14,917)  $(15,124)
                                                     ========   ========   ========   ========
Amounts recognized in the consolidated balance
  sheets consist of:
  Prepaid benefit cost.............................  $ 35,676   $ 25,313   $     --   $     --
  Accrued benefit liability........................   (85,434)   (36,836)   (14,917)   (15,124)
  Intangible assets................................    12,068     10,418         --         --
  Accumulated other comprehensive loss.............    59,227     12,517         --         --
                                                     --------   --------   --------   --------
  Net amount recognized............................  $ 21,537   $ 11,412   $(14,917)  $(15,124)
                                                     ========   ========   ========   ========
Weighted-average assumptions as of December 31:
  Discount rate....................................      6.75%      7.50%      6.75%      7.50%
  Expected return on plan assets...................      9.50       9.50         --         --
  Rate of compensation increase....................      4.00       4.00         --         --

     For measurement purposes, a 9% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2003. The rate was assumed to decrease gradually to 5.0% by 2008 and remain at that level thereafter.

                   LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

                                       PENSION BENEFITS (IN THOUSANDS)    OTHER BENEFITS (IN THOUSANDS)
                                      ---------------------------------   ------------------------------
                                        2002        2001        2000        2002       2001       2000
                                      ---------   ---------   ---------   --------   --------   --------
Components of net periodic benefit
  cost:
  Service cost......................  $  4,978    $  5,152    $  4,339     $  626     $  532     $  593
  Interest cost.....................    11,823      11,018      10,238      1,387      1,269      1,125
  Expected return on plan assets....   (15,284)    (14,895)    (13,819)        --         --         --
  Amortization of prior service
     cost...........................       712         673         649        (78)        88       (173)
  Recognized actuarial
     (gain)/loss....................       266        (130)       (199)       598       (345)      (155)
  Recognized transition
     obligation.....................       124         129         129         --         --         --
  Curtailment.......................     1,171         661          --         --         --         --
                                      --------    --------    --------     ------     ------     ------
  Net periodic benefit cost.........  $  3,790    $  2,608    $  1,337     $2,533     $1,544     $1,390
                                      ========    ========    ========     ======     ======     ======

     The benefit obligation and fair value of plan assets for the pension plans with benefit obligations in excess of plan assets were approximately $186,643,000 and $128,166,000, respectively, as of December 31, 2002, and
$86,336,000 and $58,936,000, respectively, as of December 31, 2001.

     Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects (in thousands):

                                                            1-PERCENTAGE-    1-PERCENTAGE-
                                                            POINT INCREASE   POINT DECREASE
                                                            --------------   --------------
Effect on total of service and interest cost components...      $  232          $  (208)
Effect on the post-retirement benefit obligation..........       2,691           (2,413)

12.  STOCK-BASED COMPENSATION PLANS:

STOCK OPTION AND RESTRICTED STOCK PLAN

     The Company has a Stock Option and Restricted Stock Plan, which was amended in September 1998 (the "1998 Incentive Plan").

     Under the 1998 Incentive Plan, the Company is authorized to issue options for 18,254,706 shares of common stock. As of December 31, 2002, 15,858,781 shares of common stock have been granted and 2,305,619 shares have been cancelled or repurchased. Consequently, as of December 31, 2002, there are 4,701,544 shares available for grant. Under the 1998 Incentive Plan, the exercise price equals the stock's fair value on the date of grant. The 1998 Incentive Plan options granted prior to 1998 vest on the date of grant. Beginning in 1998, the 1998 Incentive Plan options vest over three years. The 1998 Incentive Plan options issued prior to December 2000 expire after ten years. The options issued beginning in December 2000 expire after seven years.

     The Company, in connection with the acquisition of Service Experts Inc., assumed 416,059 outstanding stock options which are outstanding and fully vested.

                   LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

     A summary of option activity follows (in thousands, except per share data):

                                                           YEARS ENDED DECEMBER 31,
                                           ---------------------------------------------------------
                                                 2002                2001                2000
                                           -----------------   -----------------   -----------------
                                                    WEIGHTED            WEIGHTED            WEIGHTED
                                                    AVERAGE             AVERAGE             AVERAGE
                                                    EXERCISE            EXERCISE            EXERCISE
                                           SHARES    PRICE     SHARES    PRICE     SHARES    PRICE
                                           ------   --------   ------   --------   ------   --------
Outstanding at beginning of year.........  7,276     $12.08    8,068     $11.97    5,553     $12.47
Granted..................................  3,164      14.71      145       9.83    2,356       8.22
Exercised................................   (531)      9.30     (161)      7.44     (101)      7.84
Forfeited................................   (227)     15.01     (776)     11.53     (156)     14.42
Additional shares reserved...............     --         --       --         --      416      26.35
                                           -----     ------    -----     ------    -----     ------
Outstanding at end of year...............  9,682     $13.03    7,276     $12.08    8,068     $11.97
                                           =====     ======    =====     ======    =====     ======
Exercisable at end of year...............  6,287     $12.99    5,258     $13.24    4,216     $13.78
                                           =====     ======    =====     ======    =====     ======
Fair value of options granted............            $ 5.51              $ 3.96              $ 1.21
                                                     ======              ======              ======

     The following table summarizes information about stock options outstanding at December 31, 2002 (in thousands, except per share data and years):

                                        OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                             -----------------------------------------   --------------------------
                                               WEIGHTED-     WEIGHTED-                    WEIGHTED-
                                                AVERAGE       AVERAGE                      AVERAGE
                                               REMAINING     EXERCISE                     EXERCISE
                                 NUMBER       CONTRACTUAL    PRICE PER       NUMBER       PRICE PER
RANGE OF EXERCISE PRICES      OUTSTANDING     LIFE (YEARS)     SHARE      EXERCISABLE       SHARE
------------------------     --------------   ------------   ---------   --------------   ---------
$7.28 - $7.88..............          932             3        $ 7.55             872       $ 7.53
$8.19......................        1,660             5          8.19           1,066         8.19
$8.75 - $11.22.............        1,548             7         11.01           1,469        11.07
$13.21 - $13.31............          597             4         13.31             597        13.31
$13.38.....................        1,682             7         13.38              --           --
$13.90 - $15.59............          588             5         14.00             588        14.00
$16.21.....................        1,317             6         16.21             439        16.21
$16.37- $19.40.............        1,166             6         18.47           1,064        18.67
$24.91 - $49.63............          192             5         36.06             192        36.06
                               ---------          ----        ------       ---------       ------
  Total....................        9,682             6        $13.03           6,287       $12.99
                               =========          ====        ======       =========       ======

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                                  DECEMBER 31,
                                                              --------------------
                                                              2002    2001    2000
                                                              ----    ----    ----
Expected dividend yield.....................................   3.0%    4.0%    4.0%
Risk-free interest rate.....................................  4.29%   4.88%   5.35%
Expected volatility.........................................  50.0%   40.0%   46.6%
Expected life (in years)....................................     7       7       7

                   LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

 PERFORMANCE SHARE PLAN

     The Company has a long-term incentive plan, the Lennox International Inc. Performance Share Plan (the "Performance Share Plan"). Under the Performance Share Plan, performance shares are awarded (the "Fixed Performance Awards") to certain employees at the discretion of the Board of Directors as of the beginning of each fiscal year. After ten years of employment (the "Vesting Period"), the Fixed Performance Awards are converted to an equal number of shares of the Company's common stock. If certain pre-defined performance measures are met by the Company over a three-year period, the Vesting Period is accelerated from ten years to three years for 25% to 100% of the Fixed Performance Awards granted, depending on the Company's performance. Compensation expense is measured based on the market price of the stock at date of grant and is recognized on a straight-line basis over the performance period. The weighted-average grant-date fair values for Fixed Performance Awards granted in 2002 were $15.32 and in 2000 were $8.52 per share. No Fixed Performance Awards were granted in 2001. The 63,039,254 shares of common stock issued as of December 31, 2002 include 1,773,799 shares which represent Fixed Performance Awards that have not yet vested and 478,640 shares which represent Fixed Performance Awards which have vested but have not been converted to shares of the Company's common stock.

     The Company also has a Variable Performance Share Plan (the "Variable Performance Share Plan"). Under the Variable Performance Share Plan, plan participants may also earn additional shares of the Company's common stock (the "Variable Performance Awards"). The number of additional shares can range from 0% to 100% of the Fixed Performance Awards granted, depending on the Company's performance over a three-year period. There are no additional vesting requirements once the Variable Performance Awards have been earned. Compensation expense is measured by applying the market price of the Company's stock at the end of the period to the number of Variable Performance Awards that are expected to be earned. Such expense is recognized over the performance period. As of December 31, 2002, no Variable Performance Awards were expected to be earned in future periods.

13.  COMMITMENTS AND CONTINGENCIES:

 OPERATING LEASES

     The Company has various leases relating principally to the use of operating facilities. Rent expense for 2002, 2001 and 2000 was approximately $69.1 million, $69.9 million and $67.3 million, respectively.

     The approximate minimum commitments under all non-cancelable leases at December 31, 2002, are as follows (in thousands):

2003........................................................  $ 54,036
2004........................................................    33,348
2005........................................................    22,761
2006........................................................    14,698
2007........................................................     9,533
Thereafter..................................................    65,479
                                                              --------
                                                              $199,855
                                                              ========

 LITIGATION

     The Company is involved in various claims and lawsuits incidental to its business. In addition, the Company and its subsidiary Heatcraft Inc. have been named in four lawsuits in connection with its former heat transfer operations. The lawsuits allege personal injury resulting from alleged emissions of trichloroethylene, dichloroethylene, and vinyl chloride and other unspecified emissions from the South Plant in Grenada,

                   LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

Mississippi, previously owned by Heatcraft Inc. It is not possible to predict with certainty the outcome of these matters; however, based on present knowledge, management believes that it is unlikely that resolution of these matters will result in a material liability for the Company. As of December 31, 2002, no accrual has been made for these matters.

     The Company has issued guarantees to third parties in conjunction with the sale of Company assets and divestiture of businesses. These guarantees indemnify the respective buyers against certain liabilities that may arise in connection with the sales transactions and business activities prior to the closing of the sale. These indemnification obligations typically pertain to breach of representations and warranties and environmental and tax liabilities. Liabilities recognized at December 31, 2002 related to these guarantees are approximately $3.5 million. The maximum obligation under these guaranties is not determinable. No assets are held as collateral and no specific recourse provisions exist.

14.  EARNINGS PER SHARE:

     Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net income by the sum of the weighted average number of shares and the number of equivalent shares assumed outstanding, if dilutive, under the Company's stock-based compensation plans. As of December 31, 2002 the Company had 60,786,815 shares outstanding of which 3,009,656 were held as treasury shares. Diluted earnings per share are computed as follows (in thousands, except per share data):

                                                          YEARS ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2002        2001      2000
                                                       ---------   --------   -------
Net (loss) income....................................  $(190,423)  $(42,398)  $59,058
                                                       =========   ========   =======
Weighted average shares outstanding..................     57,327     56,225    55,941
Effect of diluted securities attributable to stock
  options and performance share awards...............      1,555         --       336
                                                       ---------   --------   -------
Weighted average shares outstanding, as adjusted.....     58,882     56,225    56,277
                                                       ---------   --------   -------
Diluted (loss) earnings per share....................  $   (3.23)  $  (0.75)  $  1.05
                                                       =========   ========   =======

     Options to purchase 5,542,241 shares of common stock at prices ranging from $13.21 to $49.63 per share, options to purchase 4,528,180 shares of common stock at prices ranging from $10.31 to $49.63 per share and 5,061,136 shares of common stock at prices ranging from $7.88 to $49.63 per share were outstanding for the years ended December 31, 2002, 2001 and 2000, respectively, but were not included in the diluted earnings per share calculation because the assumed exercise of such options would have been anti-dilutive. The Company's convertible notes were not considered in the diluted earnings per share calculation because the conversion of such notes is contingent upon certain conversion criteria having been met (see Note 8). The Notes are convertible into approximately 8 million shares.

                   LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

15.  QUARTERLY FINANCIAL INFORMATION (unaudited):

  FINANCIAL RESULTS (in thousands, except per share data)

                                NET SALES             GROSS PROFIT        NET (LOSS) INCOME
                         -----------------------   -------------------   --------------------
                            2002         2001        2002       2001       2002        2001
                         ----------   ----------   --------   --------   ---------   --------
First Quarter..........  $  674,269   $  714,712   $206,502   $212,120   $(248,653)  $(10,248)
Second Quarter.........     828,290      846,792    268,189    260,012      25,626     (7,011)
Third Quarter..........     818,844      825,060    256,107    249,396      27,578     15,179
Fourth Quarter.........     704,364      727,085    220,942    192,860       5,026    (40,318)
                         ----------   ----------   --------   --------   ---------   --------
          Fiscal
            Year.......  $3,025,767   $3,113,649   $951,740   $914,388   $(190,423)  $(42,398)
                         ==========   ==========   ========   ========   =========   ========

                                           BASIC            DILUTED
                                       EARNINGS PER      EARNINGS PER     DIVIDENDS PER
                                       COMMON SHARE      COMMON SHARE     COMMON SHARE
                                      ---------------   ---------------   -------------
                                       2002     2001     2002     2001    2002    2001
                                      ------   ------   ------   ------   -----   -----
First Quarter.......................  $(4.38)  $(0.18)  $(4.38)  $(0.18)  $.095   $.095
Second Quarter......................    0.45    (0.12)    0.43    (0.12)   .095    .095
Third Quarter.......................    0.48     0.27     0.46     0.27    .095    .095
Fourth Quarter......................    0.09    (0.72)    0.08    (0.72)   .095    .095
                                      ------   ------   ------   ------   -----   -----
          Fiscal Year...............  $(3.32)  $(0.75)  $(3.23)  $(0.75)  $0.38   $0.38
                                      ======   ======   ======   ======   =====   =====

  STOCK PRICES

                                                        PRICE RANGE PER COMMON SHARE
                                                      --------------------------------
                                                           2002              2001
                                                      ---------------   --------------
                                                       HIGH     LOW      HIGH     LOW
                                                      ------   ------   ------   -----
First Quarter.......................................  $13.05   $ 9.42   $12.02   $8.25
Second Quarter......................................  $17.96   $12.89   $10.90   $9.16
Third Quarter.......................................  $18.17   $12.33   $10.87   $7.95
Fourth Quarter......................................  $14.89   $11.71   $ 9.91   $8.62
                                                      ------   ------   ------   -----
          Fiscal Year...............................  $18.17   $ 9.42   $12.02   $7.95
                                                      ======   ======   ======   =====

16.  TREASURY STOCK:

     On November 1, 1999, the Company's Board of Directors authorized the purchase of up to 5,000,000 shares of the issued and outstanding common stock. As of December 31, 2002 the Company had purchased 3,587,300 of such shares at a total cost of $37.7 million. There were no outstanding commitments as of December 31, 2002 to repurchase the remaining 1,412,700 shares. When treasury shares are reissued, any difference between the average acquisition cost of the shares and the proceeds from re-issuance is charged or credited to additional paid-in capital.

17.  INVESTMENTS IN AFFILIATES:

     Investments in affiliates in which the Company does not exercise control and has a 20% or more voting interest are accounted for using the equity method of accounting. Investments in which the Company owns less than 20% are accounted for at historical cost.

     Investments in affiliated companies accounted for under the equity method consist of 45% common stock ownership interest in Outokumpu (see Note 1), a joint venture engaged in the manufacture and sale of heat

                   LENNOX INTERNATIONAL INC. AND SUBSIDIARIES transfer components -- primarily coils; a 24.5% common stock ownership interest in Alliance, a joint venture engaged in the manufacture and sale of compressors; a 50% common stock ownership is Frigus-Bohn, a Mexican joint venture that produces unit coolers and condensing units; and an 18% interest in Kulthorn Kirby Public Company Limited, a Thailand company engaged in the manufacture of compressors for refrigeration applications. The Company has recorded $3.0 million, $(0.0) million and $(1.3) million of equity in the earnings (losses) of these affiliates for the years ended December 31, 2002, 2001 and 2000, respectively, and has included these amounts in SG&A in the accompanying Consolidated Statements of Operations. The carrying amount of investments in affiliates as of December 31, 2002 is $39.8 million.

18.  COMPREHENSIVE INCOME:

     The accumulated balances for each classification of comprehensive income are as follows:

                              FOREIGN CURRENCY        MINIMUM        CASH FLOW   ACCUMULATED OTHER
                              TRANSLATION ADJ.   PENSION LIABILITY    HEDGES     COMPREHENSIVE INC.
                              ----------------   -----------------   ---------   ------------------
December 31, 2001...........      $(57,456)          $ (7,773)        $(3,049)        $(68,278)
Net change during 2002......        15,779            (29,390)          2,253          (11,358)
                                  --------           --------         -------         --------
December 31, 2002...........      $(41,677)          $(37,163)        $  (796)        $(79,636)
                                  ========           ========         =======         ========

     The net change in cash flow hedges during 2002 consisted of $3.1 million, net of tax of $(1.3) million, in reclassifications to earnings and $(0.8) million, net of tax of $0.3 million, in changes in the fair value of derivative contracts.

19.  GOODWILL AND OTHER INTANGIBLE ASSETS

     On January 1, 2002, the Company adopted SFAS No. 142 and recorded a $285.7 million impairment of goodwill ($249.2 million, net of tax). The adoption of SFAS No. 142 requires that goodwill and other intangible assets with an indefinite useful life no longer be amortized as expenses of operations but rather tested for impairment at least annually by using a fair-value-based test. The impairment charge relates primarily to the 1998 -- 2000 acquisitions of the Company's retail and hearth products operations, where lower than expected operating results occurred. The Company's estimates of fair value for its reporting units were determined based on a combination of the future earnings forecasts using discounted values of projected cash flows and market values of comparable businesses.

     The changes in the carrying amount of goodwill for the year ended December 31, 2002, in total and by segment, are as follows (in thousands):

                                   BALANCE                                           BALANCE
                                 DECEMBER 31,    GOODWILL     FOREIGN CURRENCY     DECEMBER 31,
SEGMENT                              2001       IMPAIRMENT   TRANSLATION & OTHER       2002
-------                          ------------   ----------   -------------------   ------------
Residential....................    $104,089     $ (77,124)         $   100           $ 27,065
Commercial.....................      22,681            --            3,246             25,927
                                   --------     ---------          -------           --------
  Heating and Cooling..........     126,770       (77,124)           3,346             52,992
Service Experts................     510,804      (200,514)          (2,747)           307,543
Refrigeration..................      57,229            --            3,038             60,267
Heat Transfer..................       9,910        (8,047)          (1,863)                --
                                   --------     ---------          -------           --------
     Total.....................    $704,713     $(285,685)         $ 1,774           $420,802
                                   ========     =========          =======           ========

                   LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

     Identifiable intangible assets, subject to amortization, as of December 31, 2002 are recorded in Other Assets in the accompanying consolidated balance sheet and are comprised of the following (in thousands):

                                                     2002                     2001
                                            ----------------------   ----------------------
                                             GROSS    ACCUMULATED     GROSS    ACCUMULATED
                                            AMOUNT    AMORTIZATION   AMOUNT    AMORTIZATION
                                            -------   ------------   -------   ------------
Deferred financing costs..................  $10,427     $ (4,034)    $ 4,950     $(1,431)
Non-compete agreements and other..........   11,634       (6,479)     17,330      (5,956)
                                            -------     --------     -------     -------
  Total...................................  $22,061     $(10,513)    $22,280     $(7,387)
                                            =======     ========     =======     =======

     Amortization of intangible assets for the years ended December 31, 2002 and December 31, 2001 was approximately $5.4 million and $4.8 million, respectively. Amortization expense for 2003 to 2007 is estimated to be approximately $3.4 million in 2003, $2.6 million in 2004, $1.4 million in 2005, $1.0 million in 2006 and $0.8 million in 2007. As of December 31, 2002, the Company had $15.1 million of intangible assets, primarily pension intangible assets and trademarks, which are not subject to amortization.

20.  RELATED PARTY TRANSACTIONS:

     John W. Norris, Jr., LII's Chairman of the Board, David H. Anderson, Thomas
W. Booth, Stephen R. Booth, David V. Brown and John W. Norris III, each a director of Lennox, as well as other LII stockholders who may be immediate family members of the foregoing persons are, individually or through trust arrangements, members of AOC Land Investment, L.L.C. AOC Land Investment L.L.C. owns 70% of AOC Development II, L.L.C., which owns substantially all of One Lake Park, L.L.C. LII is leasing part of an office building owned by One Lake Park, L.L.C. for use as the LII corporate headquarters. The lease, initiated in 1999, has a term of 25 years and the lease payments for 2002 totaled approximately $2.9 million. LII also leases a portion of Lennox Center, a retail complex owned by AOC Development, L.L.C., for use as offices. The lease, initiated in 2000, terminates in March 2003 and the lease payments for 2002 totaled approximately $122,580. AOC Land Investment, L.L.C. also owns 70% of AOC Development, L.L.C. LII believes that the terms of its leases with One Lake Park L.L.C. and AOC Development, L.L.C. are comparable to terms that could be obtained from unaffiliated third parties.

21.  STOCK RIGHTS:

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

22.  FAIR VALUE OF FINANCIAL INSTRUMENTS:

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     As discussed in the Company's Current Report on Form 8-K dated May 20, 2002, effective May 20, 2002, the Board of Directors of the Company (as recommended by the Company's Audit Committee) approved the dismissal of Arthur Andersen LLP as the Company's independent auditors and the appointment of KPMG LLP to serve as the Company's independent auditors for the year ending December 31, 2002.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information contained under the captions "Proposal 1: Election of Directors" and "Ownership of LII Common Stock" in the Company's definitive Proxy Statement for the Company's Annual Meeting of Stockholders to be held May 16, 2003 (the "Proxy Statement") is incorporated herein by reference in response to this item. See Item 1 above for information concerning executive officers.

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

ITEM 14. CONTROLS AND PROCEDURES

     The Company's management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures within 90 days of the filing of this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's current disclosure controls and procedures are effective for the purpose of ensuring that information required to be disclosed by the Company in this report has been processed, summarized and reported in a timely manner. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Financial Statements, Financial Statement Schedules and Exhibits

          (1) The following financial statements of Lennox International Inc. and subsidiaries are included in Part II, Item 8 of this Form 10-K:

       Report of Independent Public Accountants
        Consolidated Balance Sheets as of December 31, 2002 and 2001 Consolidated Statements of Operations for the Years Ended December 31,
       2002, 2001 and 2000

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2002, 2001 and 2000
        Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000
        Notes to Consolidated Financial Statements for the Years Ended December 31, 2002, 2001 and 2000

          (2) The following financial statement schedule for Lennox International Inc. and subsidiaries is included herein:

        Report of Independent Public Accountants on Financial Statement Schedule (pages 32 and 71 of Form 10-K) Schedule II -- Valuation and Qualifying Accounts and Reserves (page 72 of Form 10-K)

          (3) Exhibits:

             The exhibits listed in the accompanying Index to Exhibits on pages 73 through 76 of this Form 10-K are filed or incorporated by reference as part of this Form 10-K.

     (b) Reports on Form 8-K:

          During the quarter ended December 31, 2002, the Company filed one Current Report on Form 8-K, dated October 22, 2002 and filed October 24, 2002 reporting under Item 7 -- Financial Statements and Exhibits and Item 9 -- Regulation FD Disclosure, a press release regarding financial results for the quarter ended September 30, 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            LENNOX INTERNATIONAL INC.

                                            By:   /s/ ROBERT E. SCHJERVEN
                                              ----------------------------------
                                                    Robert E. Schjerven
                                                  Chief Executive Officer

March 27, 2003

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

                      SIGNATURE                                       TITLE                    DATE
                      ---------                                       -----                    ----

               /s/ ROBERT E. SCHJERVEN                   Chief Executive Officer and      March 27, 2003
-----------------------------------------------------      Director (Principal Executive
                 Robert E. Schjerven                       Officer)

                /s/ RICHARD A. SMITH                     Executive Vice President and     March 27, 2003
-----------------------------------------------------      Chief Financial Officer
                  Richard A. Smith                         (Principal Financial Officer)

                 /s/ DAVID L. INMAN                      Vice President, Controller and   March 27, 2003
-----------------------------------------------------      Chief Accounting Officer
                   David L. Inman                          (Principal Accounting
                                                           Officer)

               /s/ JOHN W. NORRIS, JR.                   Chairman of the Board of         March 27, 2003
-----------------------------------------------------      Directors
                 John W. Norris, Jr.

                /s/ LINDA G. ALVARADO                    Director                         March 27, 2003
-----------------------------------------------------
                  Linda G. Alvarado

                /s/ DAVID H. ANDERSON                    Director                         March 27, 2003
-----------------------------------------------------
                  David H. Anderson

                 /s/ STEVEN R. BOOTH                     Director                         March 27, 2003
-----------------------------------------------------
                   Steven R. Booth

                 /s/ THOMAS W. BOOTH                     Director                         March 27, 2003
-----------------------------------------------------
                   Thomas W. Booth

                      SIGNATURE                                       TITLE                    DATE
                      ---------                                       -----                    ----


                 /s/ DAVID V. BROWN                      Director                         March 27, 2003
-----------------------------------------------------
                   David V. Brown

                 /s/ JAMES J. BYRNE                      Director                         March 27, 2003
-----------------------------------------------------
                   James J. Byrne

                 /s/ JANET K. COOPER                     Director                         March 27, 2003
-----------------------------------------------------
                   Janet K. Cooper

               /s/ C.L. (JERRY) HENRY                    Director                         March 27, 2003
-----------------------------------------------------
                 C.L. (Jerry) Henry

                  /s/ JOHN E. MAJOR                      Director                         March 27, 2003
-----------------------------------------------------
                    John E. Major

               /s/ JOHN W. NORRIS III                    Director                         March 27, 2003
-----------------------------------------------------
                 John W. Norris III

                /s/ TERRY D. STINSON                     Director                         March 27, 2003
-----------------------------------------------------
                  Terry D. Stinson

                 /s/ WILLIAM G. ROTH                     Director                         March 27, 2003
-----------------------------------------------------
                   William G. Roth

               /s/ RICHARD L. THOMPSON                   Director                         March 27, 2003
-----------------------------------------------------
                 Richard L. Thompson

                                 CERTIFICATION

     I, Robert E. Schjerven, certify that:

          1. I have reviewed this annual report on Form 10-K of Lennox International Inc.;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

             a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

             b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

             c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

             a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          /s/ ROBERT E. SCHJERVEN
                                          --------------------------------------
                                          Robert E. Schjerven
                                          Chief Executive Officer

Date: March 27, 2003

                                 CERTIFICATION

     I, Richard A. Smith, certify that:

          1. I have reviewed this annual report on Form 10-K of Lennox International Inc.;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

             a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

             b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

             c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

             a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          /s/ RICHARD A. SMITH
                                          --------------------------------------
                                          Richard A. Smith
                                          Executive Vice President and
                                          Chief Financial Officer

Date: March 27, 2003

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

                                            ARTHUR ANDERSEN LLP(1)

Dallas, Texas
February 6, 2002

---------------

(1) This report is a copy of the previously issued report covering fiscal years 2001 and 2000. The predecessor auditors have not reissued their report. The consolidated financial statements as of December 31, 2001 and for each of the years in the two-year period then ended have been revised to include the transitional disclosures required by Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets (see Note 2 under the heading "Goodwill and Other Intangible Assets"). The report of Arthur Andersen LLP presented above does not extend to these changes.

                           LENNOX INTERNATIONAL INC.

         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002

                                                                ADDITIONS
                                                   BALANCE AT   CHARGED TO                    BALANCE
                                                   BEGINNING     COST AND                     AT END
                                                    OF YEAR      EXPENSES    DEDUCTIONS(1)    OF YEAR
                                                   ----------   ----------   --------------   -------
                                                                     (IN THOUSANDS)
2000:
  Allowance for doubtful accounts................   $21,175      $ 5,057        $ (2,422)     $23,810
2001:
  Allowance for doubtful accounts................   $23,810      $15,809        $(11,223)     $28,396
2002:
  Allowance for doubtful accounts................   $28,396      $ 8,928        $(14,193)     $23,131

---------------

(1) Uncollectible accounts charged off, net of recoveries. Also includes $0.9 million transferred as part of Outokumpu transaction in 2002.

                               INDEX TO EXHIBITS

     EXHIBIT NUMBER                              EXHIBIT NAME
     --------------                              ------------
          3.1            -- Restated Certificate of Incorporation of Lennox
                            International Inc. ("LII") (filed as Exhibit 3.1 to LII's
                            Registration Statement on Form S-1 (Registration No.
                            333-75725) and incorporated herein by reference).
          3.2            -- Amended and Restated Bylaws of LII (filed as Exhibit 3.2 to LII's Registration Statement on Form S-1 (Registration
                            No. 333-75725) and incorporated herein by reference).
          4.1            -- Specimen Stock Certificate for the Common Stock, par
                            value $.01 per share, of LII (filed as Exhibit 4.1 to
                            LII's Registration Statement on Form S-1 (Registration
                            No. 333-75725) and incorporated herein by reference).
          4.2            -- Rights Agreement, dated as of July 27, 2000, between LII and ChaseMellon Shareholder Services, L.L.C., as Rights
                            Agent, which includes as Exhibit A the form of
                            Certificate of Designations of Series A Junior
                            Participating Preferred Stock setting forth the terms of
                            the Preferred Stock, as Exhibit B the form of Rights
                            Certificate and as Exhibit C the Summary of Rights to
                            Purchase Preferred Stock (filed as Exhibit 4.1 to LII's
                            Current Report on Form 8-K dated July 27, 2000 and
                            incorporated herein by reference).
          4.3            -- Indenture, dated as of May 8, 2002, between LII and The
                            Bank of New York, as Trustee, relating to LII's 6.25%
                            Convertible Subordinated Notes due June 1, 2009 (filed as
                            Exhibit 10.2 to LII's Quarterly Report on Form 10-Q for
                            the quarter ended March 31, 2002 and incorporated herein
                            by reference).
          4.4            -- Registration Rights Agreement, dated as of May 8, 2002, between LII and UBS Warburg LLC and the other initial
                            purchasers relating to LII's 6.25% Convertible
                            Subordinated Notes due June 1, 2009 (filed as Exhibit
                            10.3 to LII's Quarterly Report on Form 10-Q for the
                            quarter ended March 31, 2002 and incorporated herein by
                            reference).
                            LII is a party to several debt instruments under
                            which the total amount of securities authorized
                            under any such instrument does not exceed 10% of the
                            total assets of LII and its subsidiaries on a
                            consolidated basis. Pursuant to paragraph 4(iii)(A)
                            of Item 601(b) of Regulation S-K, LII agrees to
                            furnish a copy of such instruments to the Securities
                            and Exchange Commission upon request.
         10.1            -- Revolving Credit Facility Agreement, dated as of July 29,
                            1999, among LII, The Chase Manhattan Bank, as successor
                            to Chase Bank of Texas, National Association ("Chase"),
                            as administrative agent, Wachovia Bank, N.A., as
                            syndication agent, The Bank of Nova Scotia, as
                            documentation agent, and the other lenders named therein
                            (filed as Exhibit 10.25 to LII's Registration Statement
                            on Form S-1 (Registration No. 333-75725) and incorporated
                            herein by reference).
         10.2            -- Second Amendment to the Revolving Credit Facility
                            Agreement, dated as of January 25, 2000, among LII,
                            Chase, as administrative agent, Wachovia Bank, N.A., as
                            syndication agent, The Bank of Nova Scotia, as
                            documentation agent, and the other lenders named therein
                            (filed as Exhibit 10.8 to LII's Annual Report on Form
                            10-K for the fiscal year ended December 31, 1999 and
                            incorporated herein by reference).

     EXHIBIT NUMBER                              EXHIBIT NAME
     --------------                              ------------
         10.3            -- Third Amendment to the Revolving Credit Facility
                            Agreement, dated as of January 22, 2001, among LII,
                            Chase, as administrative agent, Wachovia Bank, N.A., as
                            syndication agent, The Bank of Nova Scotia, as
                            documentation agent, and the other lenders named therein
                            (filed as Exhibit 10.9 to LII's Annual Report on Form
                            10-K for the fiscal year ended December 31, 2000 and
                            incorporated herein by reference).
         10.4            -- Fourth Amendment to the Revolving Credit Facility
                            Agreement, dated as of June 29, 2001, among LII, Chase,
                            as administrative agent, Wachovia Bank, N.A., as
                            syndication agent, The Bank of Nova Scotia, as
                            documentation agent, and the other lenders named therein
                            (filed as Exhibit 10.1 to LII's Quarterly Report on Form
                            10-Q for the quarterly period ended June 30, 2001 and
                            incorporated herein by reference).
         10.5            -- Intercreditor Agreement, dated as of August 15, 2001,
                            among LII, Lennox Industries Inc., Armstrong Air
                            Conditioning Inc., Excel Comfort Systems Inc., Service
                            Experts Inc., the lenders under the note purchase
                            agreements, The Chase Manhattan Bank as the
                            administrative agent under the Revolving Credit Facility
                            Agreement, and the Chase Manhattan Bank as collateral
                            agent (filed as Exhibit 10.1 to LII's Quarterly Report on
                            Form 10-Q for the quarterly period ended September 30,
                            2001 and incorporated herein by reference).
         10.6            -- Pledge Agreement, dated as of August 15, 2001, between
                            LII and The Chase Manhattan Bank, as collateral agent for
                            itself and certain other creditors (filed as Exhibit 10.2
                            to LII's Quarterly Report on Form 10-Q for the quarterly
                            period ended September 30, 2001 and incorporated herein
                            by reference).
         10.7            -- Amended and Restated Receivables Purchase Agreement,
                            dated as of March 23, 2001, among LPAC Corp., Lennox
                            Industries Inc., Blue Ridge Asset Funding Corporation and
                            Wachovia Bank, N.A. (filed as Exhibit 10.1 to LII's
                            Quarterly Report on Form 10-Q for the quarterly period
                            ended March 31, 2001 and incorporated herein by
                            reference).
         10.8            -- Third Amendment to the Amended and Restated Receivables
                            Purchase Agreement, dated as of June 17, 2002, among LPAC
                            Corp., Lennox Industries Inc., Blue Ridge Asset Funding
                            Corporation and Wachovia Bank, N.A. (filed as Exhibit
                            10.1 to LII's Quarterly Report on Form 10-Q for the
                            quarterly period ended June 30, 2002 and incorporated
                            herein by reference).
         10.9            -- Fourth Amendment and Limited Waiver to the Amended and
                            Restated Receivables Purchase Agreement, dated as of
                            August 20, 2002, among LPAC Corp., Lennox Industries
                            Inc., Blue Ridge Asset Funding Corporation and Wachovia
                            Bank, N.A. (filed herewith).
         10.10           -- Purchase and Sale Agreement, dated as of June 19, 2000, among Lennox Industries Inc., Heatcraft Inc. and LPAC
                            Corp. (filed as Exhibit 10.1 to LII's Quarterly Report on
                            Form 10-Q for the quarterly period ended June 30, 2000
                            and incorporated herein by reference).
         10.11           -- First Amendment to the Purchase and Sale Agreement, dated as of June 17, 2002, among Lennox Industries Inc.,
                            Heatcraft Inc., Armstrong Air Conditioning Inc. and LPAC
                            Corp. (filed as Exhibit 10.2 to LII's Quarterly Report on
                            Form 10-Q for the quarterly period ended June 30, 2002
                            and incorporated herein by reference).

     EXHIBIT NUMBER                              EXHIBIT NAME
     --------------                              ------------
         10.12           -- Omnibus Amendment Number One to the Amended and Restated
                            Receivables Purchase Agreement and the Purchase and Sale
                            Agreement, dated as of January 15, 2003, among Lennox
                            Industries Inc., Heatcraft Inc., Armstrong Air
                            Conditioning Inc., Advanced Distributor Products LLC,
                            Heatcraft Refrigeration Products LLC, LPAC Corp., Blue
                            Ridge Asset Funding Corporation and Wachovia Bank, N.A.
                            (filed herewith).
         10.13           -- Joint Venture and Members Agreement, dated July 18, 2002, between LII, Outokumpu Copper Products OY, Outokumpu
                            Copper Holdings, Inc. and Heatcraft Heat Transfer LLC
                            (filed as Exhibit 10.7 to LII's Quarterly Report on Form
                            10-Q for the quarterly period ended September 30, 2002
                            and incorporated herein by reference).
         10.14           -- Shareholders Agreement, dated July 18, 2002, between LGL
                            Holland B.V., Outokumpu Copper Products OY and Outokumpu
                            Heatcraft B.V. (filed as Exhibit 10.8 to LII's Quarterly
                            Report on Form 10-Q for the quarterly period ended
                            September 30, 2002 and incorporated herein by reference).
         10.15           -- Shared Services Agreement, dated August 30, 2002, between
                            LII, Outokumpu Heatcraft USA LLC and Outokumpu Heatcraft
                            B.V. (filed as Exhibit 10.9 to LII's Quarterly Report on
                            Form 10-Q for the quarterly period ended September 30,
                            2002 and incorporated herein by reference).
         10.16           -- Joint Technology Development Agreement, dated August 30,
                            2002, between LII, Outokumpu Oyj, Outokumpu Heatcraft USA
                            LLC, Outokumpu Heatcraft B.V. and Advanced Heat Transfer
                            LLC (filed as Exhibit 10.10 to LII's Quarterly Report on
                            Form 10-Q for the quarterly period ended September 30,
                            2002 and incorporated herein by reference).
         10.17*          -- 1998 Incentive Plan of Lennox International Inc. (filed as Exhibit 10.8 to LII's Registration Statement on Form
                            S-1 (Registration No. 333-75725) and incorporated herein
                            by reference).
         10.18*          -- Amendment, dated as of December 15, 2000, to 1998
                            Incentive Plan of Lennox International Inc. (filed as
                            Exhibit 10.18 to LII's Annual Report on Form 10-K for the
                            fiscal year ended December 31, 2000 and incorporated
                            herein by reference).
         10.19*          -- Amendment, dated May 17, 2002, to 1998 Incentive Plan of
                            Lennox International Inc. (filed herewith).
         10.20*          -- Lennox International Inc. Profit Sharing Restoration Plan
                            (filed as Exhibit 10.9 to LII's Registration Statement on
                            Form S-1 (Registration No. 333-75725) and incorporated
                            herein by reference).
         10.21*          -- Lennox International Inc. Supplemental Executive
                            Retirement Plan (filed as Exhibit 10.10 to LII's
                            Registration Statement on Form S-1 (Registration No.
                            333-75725) and incorporated herein by reference).
         10.22*          -- Lennox International Inc. Nonemployee Directors'
                            Compensation and Deferral Plan (filed herewith).
         10.23*          -- Amendment, dated May 17, 2002, to Lennox International
                            Inc. Nonemployee Directors' Compensation and Deferral
                            Plan (filed herewith).
         10.24*          -- Form of Indemnification Agreement entered into between
                            LII and certain executive officers and directors (filed
                            as Exhibit 10.15 to LII's Registration Statement on Form
                            S-1 (Registration No. 333-75725) and incorporated herein
                            by reference).

     EXHIBIT NUMBER                              EXHIBIT NAME
     --------------                              ------------
         10.25*          -- Form of revised Employment Agreement entered into between
                            LII and certain executive officers (filed as Exhibit 10.1
                            to LII's Quarterly Report on Form 10-Q for the quarterly
                            period ended September 30, 2000 and incorporated herein
                            by reference).
         10.26*          -- Form of Amended and Restated Change of Control Employment
                            Agreement entered into between LII and certain executive
                            officers (filed as Exhibit 10.2 to LII's Quarterly Report
                            on Form 10-Q for the quarterly period ended September 30,
                            2000 and incorporated herein by reference).
         12.1            -- Computation of Ratio of Earnings to Fixed Charges (filed herewith).
         21.1            -- Subsidiaries of LII (filed herewith).
         23.1            -- Consent of KPMG LLP (filed herewith).
         99.1            -- Certification of Chief Executive Officer pursuant to 18
                            U.S.C. Section 1350, as adopted pursuant to Section 906
                            of the Sarbanes-Oxley Act of 2002 (filed herewith).
         99.2            -- Certification of Chief Financial Officer pursuant to 18
                            U.S.C. Section 1350, as adopted pursuant to Section 906
                            of the Sarbanes-Oxley Act of 2002 (filed herewith).

---------------

* Management contracts and compensatory plans and arrangements required to be filed as exhibits to this Form 10-K pursuant to Item 14(c).