Form 10-Q
period 2003-03-31
LENNOX INTERNATIONAL INC
filed 2003-05-13
CIK 1069202

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q


                                   (MARK ONE)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
                           PERIOD ENDED MARCH 31, 2003

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from ______________ to ________________

                                   ----------

                        Commission file number 001-15149

                            LENNOX INTERNATIONAL INC.
           Incorporated pursuant to the Laws of the State of DELAWARE

                                   ----------

         Internal Revenue Service Employer Identification No. 42-0991521

                              2140 LAKE PARK BLVD.
                                RICHARDSON, TEXAS
                                      75080
                                 (972-497-5000)

--------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [ ]

Indicate by check mark whether the registrant is accelerated filer (as defined in Rule 12b-2 of the Act.)

Yes [X] No [ ]

As of May 9, 2003, the number of shares outstanding of the registrant's common stock, par value $.01 per share, was 58,213,294.

                            LENNOX INTERNATIONAL INC.

                                      INDEX

                                                                                                         Page No
Part I.  Financial Information

         Item 1.  Financial Statements

                  Consolidated Balance Sheets - March 31, 2003 (Unaudited)
                  and December 31, 2002.............................................................        3

                  Consolidated Statements of  Operations (Unaudited) - Three Months
                  Ended March 31, 2003 and 2002.....................................................        4

                  Consolidated Statements of Cash Flows (Unaudited) - Three Months
                  Ended March 31, 2003 and 2002.....................................................        5

                  Notes to Consolidated Financial Statements (Unaudited)............................        6

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.........................................................        11

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk........................        15

         Item 4.  Controls and Procedures...........................................................        16

Part II. Other Information

         Item 6.  Exhibits and Reports on Form 8-K..................................................        17

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                   LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                   As of March 31, 2003 and December 31, 2002
                        (In thousands, except share data)

                                                                         March 31,     December  31,
                                                                           2003             2002
                                                                       ------------    -------------
                                                                       (unaudited)
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents .......................................   $     54,145    $     76,369
   Accounts and notes receivable, net ..............................        321,294         307,334
   Inventories .....................................................        272,154         219,682
   Deferred income taxes ...........................................         32,851          33,270
   Other assets ....................................................         60,159          38,400
                                                                       ------------    ------------
         Total current assets ......................................        740,603         675,055
PROPERTY, PLANT AND EQUIPMENT, net .................................        226,852         231,042
GOODWILL, net ......................................................        427,253         420,802
DEFERRED INCOME TAXES ..............................................         80,376          82,666
OTHER ASSETS .......................................................        119,235         112,153
                                                                       ------------    ------------
         TOTAL ASSETS ..............................................   $  1,594,319    $  1,521,718
                                                                       ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Short-term debt .................................................   $     10,438    $      9,255
   Current maturities of long-term debt ............................         13,478          13,871
   Accounts payable ................................................        245,529         247,598
   Accrued expenses ................................................        283,311         253,929
   Income taxes payable ............................................         23,405          12,808
                                                                       ------------    ------------
         Total current liabilities .................................        576,161         537,461
LONG-TERM DEBT .....................................................        364,805         356,747
POSTRETIREMENT BENEFITS, OTHER THAN PENSIONS .......................         13,927          13,472
PENSIONS ...........................................................         88,336          85,434
OTHER LIABILITIES ..................................................         75,501          74,214
                                                                       ------------    ------------
         Total liabilities .........................................      1,118,730       1,067,328
                                                                       ------------    ------------
MINORITY INTEREST ..................................................          1,829           1,591
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 25,000,000 shares authorized,
      no shares issued or outstanding ..............................             --              --
   Common stock, $.01 par value, 200,000,000 shares authorized,
      63,251,382 shares and 63,039,254 shares issued
      for 2003 and 2002 respectively ...............................            633             630
   Additional paid-in capital ......................................        407,107         404,723
   Retained earnings ...............................................        168,277         171,316
   Accumulated other comprehensive loss ............................        (58,999)        (79,636)
   Deferred compensation ...........................................        (12,108)        (13,518)
   Treasury stock, at cost, 3,043,828 and 3,009,656 shares
       for 2003 and 2002, respectively .............................        (31,150)        (30,716)
                                                                       ------------    ------------
         Total stockholders' equity ................................        473,760         452,799
                                                                       ------------    ------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ................   $  1,594,319    $  1,521,718
                                                                       ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 2003 and 2002
                (Unaudited, in thousands, except per share data)

                                                                              For the
                                                                        Three Months Ended
                                                                            March 31,
                                                                   ----------------------------
                                                                       2003            2002
                                                                   ------------    ------------
NET SALES ......................................................   $    649,798    $    674,269
COST OF GOODS SOLD .............................................        437,246         467,767
                                                                   ------------    ------------
         Gross Profit ..........................................        212,552         206,502
OPERATING EXPENSES:
     Selling, general and administrative expense ...............        201,955         197,012
     Restructurings ............................................             --             653
                                                                   ------------    ------------
         Income from operations ................................         10,597           8,837
INTEREST EXPENSE, net ..........................................          7,020           7,883
OTHER INCOME ...................................................           (589)            (85)
MINORITY INTEREST ..............................................             90              66
                                                                   ------------    ------------
         Income before income taxes and cumulative effect of
          accounting change ....................................          4,076             973
PROVISION FOR INCOME TAXES .....................................          1,588             402
                                                                   ------------    ------------
         Income before cumulative effect of accounting change ..          2,488             571
                                                                   ------------    ------------
CUMULATIVE EFFECT OF ACCOUNTING CHANGE .........................             --         249,224
                                                                   ------------    ------------
         Net income (loss) .....................................   $      2,488    $   (248,653)
                                                                   ============    ============

INCOME PER SHARE BEFORE CUMULATIVE
  EFFECT OF ACCOUNTING CHANGE:
     Basic .....................................................   $       0.04    $       0.01
     Diluted ...................................................   $       0.04    $       0.01

CUMULATIVE EFFECT OF ACCOUNTING CHANGE PER SHARE:
    Basic ......................................................   $         --    $      (4.39)
    Diluted ....................................................   $         --    $      (4.39)

NET INCOME (LOSS) PER SHARE:
    Basic ......................................................   $       0.04    $      (4.38)
    Diluted ....................................................   $       0.04    $      (4.38)

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 2003 and 2002
                            (Unaudited, in thousands)

                                                                                         For the
                                                                                   Three Months Ended
                                                                                        March 31,
                                                                              ----------------------------
                                                                                  2003            2002
                                                                              ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) ......................................................   $      2,488    $   (248,653)
      Adjustments to reconcile net income (loss) to net cash used in operating activities:
        Minority interest .................................................             90              66
        Equity in earnings of joint ventures ..............................         (1,662)           (628)
        Non-cash cumulative effect of accounting change ...................             --         249,224
        Depreciation and amortization .....................................         12,536          15,411
        Provision for doubtful receivables ................................          2,387           2,093
        Inventory reserves ................................................             88          (2,041)
        Deferred income taxes .............................................          7,732           4,196
        Other losses and expenses .........................................          3,229           1,106
      Changes in assets and liabilities, net of effects of divestitures-
          Accounts and notes receivable ...................................         (8,200)        (51,247)
          Inventories .....................................................        (50,852)        (13,410)
          Other current assets ............................................        (21,083)          4,151
          Accounts payable ................................................         (5,257)         28,133
          Accrued expenses ................................................         14,175          (1,779)
          Income taxes payable and receivable .............................          8,571           2,478
          Long-term warranty, deferred income and other liabilities .......          9,547           4,465
                                                                              ------------    ------------
          Net cash used in operating activities ...........................        (26,211)         (6,435)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the disposal of property, plant and equipment ............            580             427
   Purchases of property, plant and equipment .............................         (5,242)         (4,685)
   Proceeds from disposal of businesses and investments ...................          2,425              --
                                                                              ------------    ------------
          Net cash used in investing activities ...........................         (2,237)         (4,258)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Short-term borrowings ..................................................            901           8,739
   Repayments of long-term debt ...........................................           (435)        (12,000)
   Revolving long-term borrowings .........................................          8,000           7,300
   Sales of common stock ..................................................          2,387           2,933
   Repurchases of common stock ............................................           (434)           (244)
   Cash dividends paid ....................................................         (5,489)         (5,374)
                                                                              ------------    ------------
          Net cash provided by financing activities .......................          4,930           1,354

DECREASE IN CASH AND CASH EQUIVALENTS .....................................        (23,518)         (9,339)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS .....................          1,294              14
                                                                              ------------    ------------
CASH AND CASH EQUIVALENTS, beginning of period ............................         76,369          34,393
                                                                              ------------    ------------
CASH AND CASH EQUIVALENTS, end of period ..................................   $     54,145    $     25,068
                                                                              ============    ============

Supplementary disclosures of cash flow information:
   Cash paid during the period for:
       Interest ...........................................................   $      1,542    $      4,570
                                                                              ============    ============
       Income taxes .......................................................   $      2,611    $      2,705
                                                                              ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            LENNOX INTERNATIONAL INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. BASIS OF PRESENTATION AND OTHER ACCOUNTING INFORMATION:

     The unaudited consolidated balance sheet as of March 31, 2003, and the accompanying unaudited consolidated statements of operations and cash flows for the three months ended March 31, 2003 and 2002 should be read in conjunction with Lennox International Inc.'s (the "Company" or "LII") audited consolidated financial statements and the footnotes as of December 31, 2002 and 2001 and for each of the three years in the period ended December 31, 2002. In the opinion of management, the accompanying consolidated financial statements contain all material adjustments, consisting principally of normal recurring adjustments, necessary for a fair presentation of the Company's financial position, results of operations, and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to applicable rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. The operating results for the interim periods are not necessarily indicative of the results to be expected for a full year. See Note 3 (a) for a discussion of the impact of the Outokumpu Oyj joint venture transactions in 2002 on comparability.

     The Company's fiscal year ends on December 31 of each year, and the Company's quarters are each comprised of 13 weeks. For convenience, throughout these financial statements, the 13 weeks comprising each three month period are denoted by the last day of the respective calendar quarter.

2. STOCK COMPENSATIONS:

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

                                                          FOR THE
                                                    THREE MONTHS ENDED
                                                         MARCH 31,
                                               ----------------------------
                                                   2003            2002
                                               ------------    ------------
Net income (loss), as reported .............   $      2,488    $   (248,653)

Add:  Reported stock-based compensation
  expense, net of taxes ....................          1,074              --

Deduct:  Fair value based compensation
  expense, net of taxes ....................         (1,910)           (197)
                                               ------------    ------------

Net income (loss), pro-forma ...............   $      1,652    $   (248,850)
                                               ============    ============

Earnings per share:
Basic, as reported .........................   $       0.04    $      (4.38)
Basic, pro-forma ...........................   $       0.03    $      (4.38)

Diluted, as reported .......................   $       0.04    $      (4.38)
Diluted, pro-forma .........................   $       0.03    $      (4.29)

3. REPORTABLE BUSINESS SEGMENTS:

     Financial information about the Company's reportable business segments is as follows (in thousands):

                                                                    FOR THE
                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                         ----------------------------
                                                              2003            2002
                                                         ------------    ------------
Net Sales
  Residential ........................................   $    294,300    $    273,852
  Commercial .........................................         92,833          86,793
                                                         ------------    ------------
       Heating and Cooling ...........................        387,133         360,645
  Service Experts ....................................        197,053         205,014
  Refrigeration ......................................         90,205          87,941
  Corporate and other (a) ............................             --          45,861
  Eliminations .......................................        (24,593)        (25,192)
                                                         ------------    ------------
                                                         $    649,798    $    674,269
                                                         ============    ============
Segment Profit (Loss)
  Residential ........................................   $     21,794    $     15,502
  Commercial .........................................           (747)           (163)
                                                         ------------    ------------
       Heating and Cooling ...........................         21,047          15,339
  Service Experts ....................................         (4,737)         (2,793)
  Refrigeration ......................................          8,274           8,237
  Corporate and other (a) ............................        (12,755)        (10,711)
  Eliminations .......................................         (1,232)           (582)
                                                         ------------    ------------
       Segment Profit ................................         10,597           9,490
  Reconciliation to Income before Income Taxes:
    Restructurings ...................................             --             653
    Interest Expense, net ............................          7,020           7,883
    Minority Interest and Other ......................           (499)            (19)
                                                         ------------    ------------
                                                         $      4,076    $        973
                                                         ============    ============

                                                          AS OF MARCH 31,   AS OF DECEMBER 31,
                                                                2003               2002
                                                          ---------------   ------------------
Total Assets
  Residential ..........................................   $    418,714        $    374,321
  Commercial ...........................................        173,299             167,548
                                                           ------------        ------------
       Heating and Cooling .............................        592,013             541,869
  Service Experts ......................................        498,669             484,547
  Refrigeration ........................................        252,348             234,847
  Corporate and other (a) ..............................        270,597             276,307
  Eliminations .........................................        (19,308)            (15,852)
                                                           ------------        ------------
                                                           $  1,594,319        $  1,521,718
                                                           ============        ============

(a) In the third quarter of 2002, the Company formed joint ventures with Outokumpu Oyj by selling to Outokumpu Oyj a 55 % interest in the Company's heat transfer business segment for approximately $55 million in cash and notes. The Company accounts for its remaining 45 % interest using the equity method of accounting and includes such amounts in the Corporate and other segment. The historical net sales, results of operations and total assets of the Corporate and other segment have been restated to include the portions of the heat transfer business segment that was sold to Outokumpu Oyj. The results of operations of the heat transfer business segment now presented in the Corporate and other segment were $(0.9) million for the three months ended March 31, 2003. The historical net sales and results of operations for the three months ended March 31, 2002 were $45.9 million and $(0.8) million.

4.   INVENTORIES:

     Components of inventories are as follows (in thousands):

                                                          AS OF MARCH 31,     AS OF DECEMBER 31,
                                                               2003                 2002
                                                          ---------------     ------------------
Finished goods ........................................   $      177,826       $      139,057
Repair parts ..........................................           36,143               32,524
Work in process .......................................           14,052               13,895
Raw materials .........................................           92,035               81,360
                                                          --------------       --------------
                                                                 320,056              266,836
Excess of current cost over last-in, first-out cost ...          (47,902)             (47,154)
                                                          --------------       --------------
                                                          $      272,154       $      219,682
                                                          ==============       ==============

5. SHIPPING AND HANDLING:

     Shipping and handling costs are included as part of selling, general and administrative expense in the accompanying Consolidated Statements of Operations in the following amounts (in thousands):

                                     FOR THE
                               THREE MONTHS ENDED
                                    MARCH 31,
                               ------------------
                                 2003      2002
                               --------  --------
                               $ 29,973  $ 29,643

6. WARRANTIES:

     The changes in the carrying amount of the Company's total warranty liabilities for the three months ended March 31, 2003 are as follows (in thousands):

Total warranty liability at December 31, 2002 .............   $     63,358
Payments made in 2003 .....................................         (4,734)
Changes resulting from issuance of new warranties .........          5,703
                                                              ------------
Total warranty liability at March 31, 2003 ................   $     64,327
                                                              ============

     The change in warranty liability that results from changes in estimates of warranties issued prior to 2003 is not material.

7. CASH, LINES OF CREDIT AND FINANCING ARRANGEMENTS:

     The Company has bank lines of credit aggregating $326 million, of which $18 million was borrowed and outstanding, and $42 million was committed to standby letters of credit at March 31, 2003. Of the remaining $266 million, approximately $137 million was available for future borrowings after consideration of covenant limitations. Included in the lines of credit is a domestic facility in the amount of $270 million governed by agreements between the Company and a syndicate of banks. The facility contains certain financial covenants and bears interest, at the Company's option, at a rate equal to either
(a) the greater of the bank's prime rate or the federal funds rate plus 0.5% or
(b) the London Interbank Offered Rate plus a margin equal to 0.5% to 2.25%, depending upon the ratio of total funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). The Company pays a commitment fee, depending upon the ratio of total funded debt to EBITDA, equal to 0.15% to 0.50% of the unused commitment. The agreements place restrictions on the Company's ability to incur additional indebtedness, encumber its assets, sell its assets, or pay dividends. As of March 31, 2003, LII was in compliance with all covenant requirements and LII believes that cash flow from operations, as well as available borrowings under its revolving credit facility, will be sufficient to fund its operations for the foreseeable future. The Company has included in cash and cash equivalents in the accompanying consolidated balance sheet $32.9 million of restricted cash related to letters of credit.

8. ACCOUNTS AND NOTES RECEIVABLE:

     Accounts and Notes Receivable have been shown net of allowance for doubtful accounts of $22.8 million and $23.1 million, and net of accounts receivable sold under an ongoing asset securitization arrangement of $115.1 million and $99.0 million as of March 31, 2003 and December 31, 2002, respectively. In addition, approximately $54.3 million and $106.2 million of accounts receivable as reported in the accompanying consolidated balance sheets at March 31, 2003 and December 31, 2002, respectively, represent retained interests in securitized receivables that have restricted disposition rights per the terms of the asset securitization agreement and would not be available to satisfy obligations to creditors. The Company has no significant concentration of credit risk within its accounts and notes receivable.

9. DIVESTITURES:

     In March 2003, the Company sold the net assets of a heating, ventilation and air conditioning ("HVAC") distributor included in the residential heating and cooling segment for $4.6 million in cash and notes. The sale resulted in a pre-tax loss of approximately $0.8 million. The revenues and results of operations of the distributor were immaterial for all prior periods.

10. EARNINGS PER SHARE:

     Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net income by the sum of the weighted average number of shares and the number of equivalent shares assumed outstanding, if dilutive, under the Company's stock-based compensation plans. As of March 31, 2003, the Company had 61,220,466 shares outstanding of which 3,043,828 were held as treasury shares. Diluted earnings per share are computed as follows (in thousands, except per share data):

                                                                            FOR THE
                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                  ---------------------------
                                                                       2003           2002
                                                                  ------------   ------------
Net income (loss) .............................................   $      2,488   $   (248,653)
                                                                  ============   ============
Weighted average shares outstanding ...........................         57,937         56,769
Effect of diluted securities attributable to stock options
and performance share awards ..................................          1,545            877
                                                                  ------------   ------------
Weighted average shares outstanding, as adjusted ..............         59,482         57,646
                                                                  ------------   ------------
Diluted earnings (loss) per share .............................   $       0.04   $      (4.38)
                                                                  ============   ============

     Options to purchase 5,512,539 shares of common stock at prices ranging from $13.21 to $49.63 per share and 3,876,828 shares of common stock at prices ranging from $11.22 to $49.63 per share were outstanding for the three months ended March 31, 2003 and 2002, respectively, but were not included in the diluted earnings per share calculation because the assumed exercise of such options would have been anti-dilutive. The Company's convertible notes were not considered in the diluted earnings per share calculation because the required trading prices of either the Company's common stock or the convertible bonds had not been met as of the reporting period. The notes are convertible into approximately 8 million shares.

11. COMPREHENSIVE INCOME (LOSS):

     Comprehensive income (loss) is computed as follows (in thousands):

                                                           FOR THE
                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                ----------------------------
                                                    2003            2002
                                                ------------    ------------
Net income (loss) ...........................   $      2,488    $   (248,653)
Foreign currency translation adjustments ....         16,540            (289)
Cash flow hedges ............................          1,372           3,704
Minimum pension liability ...................         (2,058)             --
Unrealized gains (losses) on investments ....          4,783              --
                                                ------------    ------------
Total comprehensive income (loss) ...........   $     23,125    $   (245,238)
                                                ============    ============

12. RESTRUCTURING CHARGES:

     Retail Restructuring Program. A summary of other exit costs associated with the Retail Restructuring Program is as follows (in millions):

                              BALANCE                                              BALANCE
                           DECEMBER 31,      NEW         CASH          OTHER      MARCH 31,
                               2002        CHARGES     PAYMENTS       CHANGES        2003
                           ------------  ----------   ----------    ----------   ----------

Other exit costs ........   $      3.7   $       --   $     (0.6)   $       --   $      3.1
                            ==========   ==========   ==========    ==========   ==========

    The $3.1 million in other exit costs existing at March 31, 2003 represents lease payments and other exit costs which are expected to be fully paid during 2003.

    Manufacturing and Distribution Restructuring Program. A summary of the severance and other exit costs associated with the Manufacturing and Distribution Restructuring Program is included in the following table (in millions):

                                   BALANCE                                               BALANCE
                                DECEMBER 31,      NEW         CASH         OTHER        MARCH 31,
                                    2002        CHARGES     PAYMENTS      CHANGES          2003
                                ------------  ----------   ----------    ----------    ----------
Severance and benefits .......   $      2.0   $      0.3   $     (0.3)   $     (0.3)   $      1.7
Other exit costs .............          1.3           --         (0.1)           --           1.2
                                 ----------   ----------   ----------    ----------    ----------
           Total .............   $      3.3   $      0.3   $     (0.4)   $     (0.3)   $      2.9
                                 ==========   ==========   ==========    ==========    ==========

     The severance and benefit obligations will be paid through November 2003. The other exit costs consist of lease payments and other exit costs that will be settled in cash payments through 2004.

     Engineered Machine Tool Business Restructuring Program. A summary of the severance and other exit costs associated with the Engineered Machine Tool Business Restructuring Program is included in the following table (in millions):

                               BALANCE                                               BALANCE
                            DECEMBER 31,      NEW          CASH         OTHER       MARCH 31,
                                2002        CHARGES      PAYMENTS      CHANGES        2003
                            ------------   ----------   ----------    ----------   ----------
Severance and benefits ..    $      0.9    $       --   $     (0.8)   $       --   $      0.1
Other exit costs ........           2.1            --         (0.2)           --          1.9
                             ----------    ----------   ----------    ----------   ----------
           Total ........    $      3.0    $       --   $     (1.0)   $       --   $      2.0
                             ==========    ==========   ==========    ==========   ==========

     The other exit costs consist of contractual lease and contract takeover obligations that will be settled in cash payments through November 2005.

13. GOODWILL:

     On January 1, 2002, the Company adopted SFAS No. 142 and recorded a $285.7 million impairment of goodwill ($249.2 million, net of tax). The changes in the carrying amount of goodwill for the three months ended March 31, 2003, in total and by segment, are as follows (in thousands):

                                  BALANCE                                          BALANCE
                               DECEMBER 31,    GOODWILL      FOREIGN CURRENCY     MARCH 31,
            SEGMENT                2002       IMPAIRMENT   TRANSLATION & OTHER       2003
----------------------------   ------------   ----------   -------------------    ---------

Residential ................   $     27,065   $       --      $         (963)     $  26,102
Commercial .................         25,927           --                 168         26,095
                               ------------   ----------      --------------      ---------
     Heating and Cooling ...         52,992           --                (795)        52,197
Service Experts ............        307,543           --               4,867        312,410
Refrigeration ..............         60,267           --               2,379         62,646
                               ------------   ----------      --------------      ---------
      Total ................   $    420,802   $       --      $        6,451      $ 427,253
                               ============   ==========      ==============      =========

     The change in the residential segment includes $(0.8) million allocated to the disposal of the HVAC distributor included in Note 9.

14. INVESTMENTS IN AFFILIATES:

     For the joint ventures with Outokumpu Oyj and LII's other joint venture investments, the Company records its equity in the earnings of the joint ventures as a component of selling, general and administrative expense in the accompanying Consolidated Statements of Operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company participates in four reportable business segments of the heating, ventilation, air conditioning and refrigeration ("HVACR") industry. The first reportable segment is residential heating and cooling, in which LII manufactures and markets a full line of heating, air conditioning and hearth products for the residential replacement and new construction markets in the United States and Canada. The second reportable segment is commercial heating and cooling, in which LII manufactures and sells primarily rooftop products and related equipment for commercial applications. Combined, the residential and commercial heating and cooling segments form LII's heating and cooling business. The third reportable segment is Service Experts, which includes sales and installation of, and maintenance and repair services for, HVAC equipment by approximately 190 LII-owned service centers in the United States and Canada. The fourth reportable segment is refrigeration, which consists of unit coolers, condensing units and other commercial refrigeration products.

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

RESULTS OF OPERATIONS

    The following table sets forth, as a percentage of net sales, income data for the three months ended March 31, 2003 and 2002:

                                                                                         THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                      ------------------------
                                                                                          2003          2002
                                                                                      ----------    ----------
Net sales .........................................................................        100.0%        100.0%
Cost of goods sold ................................................................         67.3          69.4
                                                                                      ----------    ----------
         Gross profit .............................................................         32.7          30.6
Selling, general and administrative expense .......................................         31.1          29.2
Restructurings ....................................................................           --           0.1
                                                                                      ----------    ----------
         Income from operations ...................................................          1.6           1.3
Interest expense, net .............................................................          1.0           1.2
Other income ......................................................................          0.0           0.0
Minority interest .................................................................          0.0           0.0
                                                                                      ----------    ----------
         Income before income taxes and cumulative effect of accounting change ....          0.6           0.1
Provision for income taxes ........................................................          0.2           0.0
                                                                                      ----------    ----------
         Income before cumulative effect of accounting change .....................          0.4           0.1
Cumulative effect of accounting change ............................................           --          37.0
                                                                                      ----------    ----------
         Net income (loss) ........................................................          0.4%        (36.9)%
                                                                                      ==========    ==========

    The following table sets forth net sales by business segment and geographic market (dollars in millions):

                                            THREE MONTHS ENDED MARCH 31,
                                         2003                         2002
                               ------------------------     ------------------------
                                 AMOUNT           %           AMOUNT           %
                               ----------    ----------     ----------    ----------
BUSINESS SEGMENT:
Residential ................   $    294.3          45.3%    $    273.9          40.6%
Commercial .................         92.8          14.3           86.8          12.9
                               ----------    ----------     ----------    ----------
     Heating and Cooling ...        387.1          59.6          360.7          53.5
Service Experts ............        197.1          30.3          205.0          30.4
Refrigeration ..............         90.2          13.9           87.9          13.0
Corporate and other ........           --            --           45.9           6.8
Eliminations ...............        (24.6)         (3.8)         (25.2)         (3.7)
                               ----------    ----------     ----------    ----------
        Total net sales ....   $    649.8         100.0%    $    674.3         100.0%
                               ==========    ==========     ==========    ==========

GEOGRAPHIC MARKET:
U.S. .......................   $    496.4          76.4%    $    532.1          78.9%
International ..............        153.4          23.6          142.2          21.1
                               ----------    ----------     ----------    ----------
        Total net sales ....   $    649.8         100.0%    $    674.3         100.0%
                               ==========    ==========     ==========    ==========

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

Net Sales

     Net sales decreased $24.5 million, or 3.6%, to $649.8 million for the three months ended March 31, 2003 from $674.3 million for the comparable period a year ago. Adjusted for the favorable impact of foreign currency translation, net sales declined 5.9% compared to the same period last year. The net sales decline was attributable to the absence of net sales from the Company's former heat transfer business segment, 55 percent of which was sold to Outokumpu during the third quarter of 2002, lower net sales in the Company's Service Experts business segment and the wind-down of the Company's engineered machine tool business. The Company currently reports the historical results of operations of its former heat transfer business segment in the "Corporate and other" business segment. Adjusting for the loss of $45.9 million of net sales from the Company's former heat transfer business segment and $15.5 million favorable impact of foreign currency translation, net sales increased $5.9 million, or 0.9%, for the three months ended March 31, 2003 compared to the three months ended March 31, 2002 as shown in the following table (dollars in millions):

                                                THREE MONTHS ENDED
                                                    MARCH 31,
                                               --------------------
                                                2003          2002         $ CHANGE          % CHANGE
                                               ------        ------        --------          --------
Net sales, as reported ...................     $649.8        $674.3        $  (24.5)             (3.6)%
Net sales from former heat transfer
  business segment .......................         --         (45.9)           45.9
Impact of foreign currency translation ...      (15.5)           --           (15.5)
                                               ------        ------        --------          --------
Net sales, as adjusted ...................     $634.3        $628.4        $    5.9               0.9%
                                               ======        ======        ========          ========

     Net sales in the residential heating and cooling business segment increased $20.4 million, or 7.4%, to $294.3 million for the three months ended March 31, 2003 from $273.9 million for three months ended March 31, 2002. Adjusted for the impact of foreign currency translation, net sales increased 6.8%, or $18.7 million, compared to the three months ended March 31, 2002. Net sales increases were achieved by all of the Company's home comfort equipment brands, including hearth products, for the three months ended March 31, 2003 compared to the same period last year. According to the Air Conditioning and Refrigeration Institute, U.S. factory shipments of unitary air conditioners and heat pumps were up 2% for the first three months of 2003 compared to the same period a year ago. However, distributor shipments for the first three months of 2003 were down 5% from the same period last year indicating signs of end-market softness.

     Net sales in the commercial heating and cooling business segment increased $6.0 million, or 6.9%, to $92.8 million for the three months ended March 31, 2003 compared to the three months ended March 31, 2002. However, after adjusting for the impact of foreign currency exchange, net sales were essentially flat for the three months ended March 31, 2003 compared to the same period last year. Net sales for the three months ended March 31, 2002 include $1.7 million of net sales from the Company's Australian commercial air conditioning operations, which were exited during the second quarter of 2002.

     Net sales in the Service Experts business segment were $197.1 million for the three months ended March 31, 2003, a decrease of $7.9 million, or 3.9%, from $205.0 million for the same period a year ago. The sales decline was 5.0% after adjusting for the impact of foreign currency exchange. The sales decline was entirely in the commercial new construction sector due in part to severe weather in key sales areas. The Company believes a significant portion of the sales decline is represented by work that has been pushed back to later in 2003.

     Refrigeration business segment net sales increased $2.3 million, or 2.6%, to $90.2 million for the three months ended March 31, 2003 compared to the three months ended March 31, 2002. However, after adjusting for the impact of foreign currency exchange, net sales decreased $3.9 million, or 4.4%, for the three months ended March 31, 2003 compared to the same period last year. The sales decline, after adjusting for the impact of foreign currency exchange, was due primarily to a drop in demand for commercial refrigeration equipment for supermarket and cold-storage application both domestically and abroad, and also market softness in the domestic fast food sector. However, the Company believes it is maintaining its market share and strong position with major accounts in this business segment.

Gross Profit

     Gross profit was $212.6 million for the three months ended March 31, 2003 compared to $206.5 million for the three months ended March 31, 2002, an increase of $6.1 million. Gross profit margin improved 2.1% to 32.7% for the three months ended March 31, 2003 from 30.6% for the comparable period in the prior year. Gross profit margin improved in all of the Company's business segments although the gross profit margin improvement in the commercial heating and cooling business segment was minimal.

     In the Company's residential heating and cooling business segment, gross profit margins improved 1.4% for the three months ended March 31, 2003 compared to the same period last year due primarily to product pricing improvement in the Company's replacement business, favorable product mix and improved margins and volume combined with lower overhead costs in the Company's hearth products operations. In the Company's Service Experts business segment, gross profit margin improved 0.7% over the same period due primarily to efficiencies in direct labor utilization and purchasing savings. In the Company's refrigeration business segment, gross profit margin improved 1.4% over the same period due to purchasing savings and lower overhead in the Company's domestic operations and purchasing savings in the Company's Asia Pacific operations partially offset by pricing related margin pressure in Europe. The absence of lower margin business from the Company's former heat transfer business segment also contributed to the gross profit margin improvement for the three months ended March 31, 2003 compared to the same period last year. LIFO (last in, first out) inventory liquidations did not have a material impact on gross profit margins.

Selling, General and Administrative Expense

     Selling, general and administrative ("SG&A") expenses were $202.0 million for the three months ended March 31, 2003, an increase of $5.0 million, or 2.5%, from $197.0 million for the three months ended March 31, 2002. As a percentage of total net sales, SG&A expenses increased to 31.1% for the three months ended March 31, 2003 from 29.2% compared to the same period a year ago. As a percentage of total net sales, the increase in SG&A expenses was due primarily to the absence of the Company's former heat transfer business segment and higher insurance costs. SG&A expenses, as a percentage of total net sales, increased 1.1% for the three months ended March 31, 2003 due to the revenue decline caused by the sale of the former heat transfer business segment.

Restructurings

     Pre-tax restructuring charges of $0.7 million for the three months ended March 31, 2002 principally included personnel termination charges in the Company's residential heating and cooling business segment. These restructuring charges resulted from the Company's decision to sell or abandon certain manufacturing and distribution operations in the fourth quarter of 2001.

Interest Expense, Net

     Interest expense, net, for the three months ended March 31, 2003 decreased $0.9 million, or 11.4%, from $7.9 million for the three months ended March 31, 2002. The lower interest expense resulted from lower debt levels. As of March 31, 2003, total debt of $388.7 million was $135.2 million lower than total debt as of March 31, 2002.

Other Income

     Other income was $0.6 million for the three months ended March 31, 2003 compared to $0.1 million for the same period last year. Other income is comprised of foreign currency exchange gains or losses, which relate principally to the Company's operations in Canada, Australia and Europe. Appreciation of Australia's, Europe's and Canada's currencies was primarily responsible for the overall change when comparing the three months ended March 31, 2003 to the same period a year ago.

Provision for Income Taxes

     The provision for income taxes was $1.6 million for the three months ended March 31, 2003 compared to $0.4 million for the three months ended March 31, 2002. The effective tax rate was 39.0% and 41.3% for the three months ended March 31, 2003 and 2002, respectively. The lower effective tax rate was primarily due to the Company utilizing its foreign net operating loss carry-forwards in 2003 by generating foreign income.

Cumulative Effect of Accounting Change

     The cumulative effect of accounting change represents an after-tax, non-cash, goodwill impairment charge of $249.2 million for the three months ended March 31, 2002. This charge resulted from the adoption of SFAS No. 142 which became effective January 1, 2002 and requires that goodwill and other intangible assets with an indefinite useful life no longer be amortized as expenses of operations but rather be tested for impairment upon adoption and at least annually by applying a fair-value-based test. During the first quarter of 2002, LII conducted such fair-value-based tests and recorded a pre-tax goodwill impairment charge of $285.7 million. The charge primarily relates to the Company's Service Experts and residential heating and cooling business segments. The tax benefit of this charge was $36.5 million. During the first quarter of 2003, LII again conducted such fair-value-based tests and determined that no further goodwill impairment charge was necessary.

LIQUIDITY AND CAPITAL RESOURCES

     LII's working capital and capital expenditure requirements are generally met through internally generated funds and bank lines of credit.

     During the first three months of 2003, cash used in operating activities was $26.2 million compared to $6.4 in 2002. The change is primarily due to pre-season cooling inventory buildup driven by low field inventory levels and the introduction of new products. Net cash provided by investing activities in 2003 includes the proceeds from the sale of the net assets of a distributor in the residential segment.

     Capital expenditures of $5.2 million and $4.7 million in the first three months of 2003 and 2002, respectively, were primarily for production equipment in the North American residential and international refrigeration products manufacturing plants in 2003 and for the North American residential and heat transfer products manufacturing plants in 2002.

     The Company has bank lines of credit aggregating $326 million, of which $18 million was borrowed and outstanding, and $42 million was committed to standby letters of credit at March 31, 2003. Of the remaining $266 million, approximately $137 million was available for future borrowings after consideration of covenant limitations. Included in the lines of credit is a domestic facility in the amount of $270 million governed by agreements between the Company and a syndicate of banks. The facility contains certain financial covenants and bears interest, at the Company's option, at a rate equal to either
(a) the greater of the bank's prime rate or the federal funds rate plus 0.5% or

(b) the London Interbank Offered Rate plus a margin equal to 0.5% to 2.25%, depending upon the ratio of total funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). The Company pays a commitment fee, depending upon the ratio of total funded debt to EBITDA, equal to 0.15% to 0.50% of the unused commitment. The agreements place restrictions on the Company's ability to incur additional indebtedness, encumber its assets, sell its assets, or pay dividends. The Company has included in cash and cash equivalents in the accompanying consolidated balance sheet $32.9 million of restricted cash related to letters of credit.

     Under an on-going asset securitization arrangement, the Company had sold, at March 31, 2003, $115.1 million of receivables on a non-recourse basis. The receivables are sold at a discount from face value and this discount aggregated $0.9 million through three months of 2003. The discount expense is shown as a component of selling, general and administrative expense in the Consolidated Statements of Operations. The Company has no significant concentration of credit risk among its diversified customer base.

     LII's domestic revolving and term loans contain certain financial covenant restrictions. As of March 31, 2003, LII was in compliance with all covenant requirements and LII believes that cash flow from operations, as well as available borrowings under its revolving credit facility and other sources of funding, will be sufficient to fund its operations for the foreseeable future.

RECENT ACCOUNTING PRONOUNCEMENTS

     In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." This interpretation addresses the consolidation by business enterprises of variable interest entities, as defined in the interpretation, when the reporting enterprise is the primary beneficiary of the variable interest entities. The interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and as of July 1, 2003, to variable interests in variable interest entities created before February 1, 2003. The application of this interpretation is not expected to have a material effect on the Company's financial statements.

FORWARD LOOKING INFORMATION

     This Report contains forward-looking statements and information that are based on the beliefs of LII's management as well as assumptions made by and information currently available to management. All statements other than statements of historical fact included in this Report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements identified by the words "may," "will," "should," "plan," "predict," "anticipate," "believe," "intend," "estimate" and "expect" and similar expressions. Such statements reflect Lennox's current views with respect to future events, based on what it believes are reasonable assumptions; however, such statements are subject to certain risks, uncertainties and assumptions. These include, but are not limited to, warranty and product liability claims; ability to successfully complete and integrate acquisitions; ability to manage new lines of business; the consolidation trend in the HVACR industry; adverse reaction from customers to the Company's acquisitions or other activities; the impact of the weather on business; competition in the HVACR business; increases in the prices of components and raw materials; general economic conditions in the U.S. and abroad; labor relations problems; operating risks and environmental risks. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those in the forward-looking statements. LII disclaims any intention or obligation to update or review any forward-looking statements or information, whether as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     LII's results of operations can be affected by changes in exchange rates. Net sales and expenses in currencies other than the United States dollar are translated into United States dollars for financial reporting purposes based on the average exchange rate for the period. Net sales from outside the United States represented 23.6% and 21.1% of total net sales for the three months ended March 31, 2003 and 2002, respectively. Historically, foreign currency transaction gains (losses) have not had a material effect on LII's overall operations.

     The Company enters into commodity futures contracts to stabilize prices to be paid for raw materials and parts containing high copper and aluminum content. These contracts are for quantities equal to, or less than, quantities expected to be consumed in future production. As of March 31, 2003, the Company had metal futures contracts maturing at various dates through December 31, 2003 with a fair value as an asset of $0.9 million.

ITEM 4. CONTROLS AND PROCEDURES

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

PART II -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     *3.1     --    Restated Certificate of Incorporation of Lennox
                    (Incorporated herein by reference to Exhibit 3.1 to Lennox's
                    Registration Statement on Form S-1 (Registration No.
                    333-75725)).

     *3.2     --    Amended and Restated Bylaws of Lennox (Incorporated herein by reference to Exhibit 3.2 to Lennox' Registration
                    Statement on Form S-1 (Registration No. 333-75725)).

     *4.1     --    Specimen stock certificate for the Common Stock, par value
                    $.01 per share, of Lennox (Incorporated herein by reference to Exhibit 4.1 to Lennox' Registration Statement on Form S-1
                    (Registration No. 333-75725)).

     12.1     --    Lennox International Inc. and Subsidiaries Computation of
                    Ratio of Earnings to Fixed Charges (Unaudited) For the Three
                    Months Ended March 31, 2003.

     99.1     --    Certification of Chief Executive Officer Pursuant to 18
                    U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.2     --    Certification of Chief Financial Officer Pursuant to 18
                    U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


Reports on Form 8-K

During the three-month period ending March 31, 2003, the Company filed or furnished one Current Report on Form 8-K dated February 5, 2003 and filed February 7, 2003 reporting under Item 9 - Regulation FD Disclosure a press release reporting the Company's financial results for the quarter and year ended December 31, 2002.


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            LENNOX INTERNATIONAL INC.

Date: May 13, 2003
                                            /s/ Richard A. Smith
                                            ----------------------------------
                                            Principal Financial Officer
                                            and Duly Authorized Signatory

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

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


         Date: May 13, 2003
                                                /s/ Richard A. Smith
                                                --------------------
                                                Principal Financial Officer
                                                and Duly Authorized Signatory

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

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 13, 2003
                                            /s/ Robert E. Schjerven
                                            -----------------------
                                            Chief Executive Officer