Form 10-Q
period 2003-06-30
LENNOX INTERNATIONAL INC
filed 2003-08-13
CIK 1069202

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q


                                   (MARK ONE)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
                           PERIOD ENDED JUNE 30, 2003

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

Yes [X]  No [ ]

Indicate by check mark whether the registrant is accelerated filer (as defined in Rule 12b-2 of the Act).

Yes [X] No [ ]

As of August 8, 2003, the number of shares outstanding of the registrant's common stock, par value $.01 per share, was 58,597,112.

                            LENNOX INTERNATIONAL INC.


                                      INDEX

                                                                                                         Page No
Part I.  Financial Information

         Item 1.  Financial Statements

                  Consolidated Balance Sheets - June 30, 2003 (Unaudited)
                  and December 31, 2002.............................................................         3

                  Consolidated Statements of  Operations (Unaudited) - Three Months
                  and Six Months Ended June 30, 2003 and 2002.......................................         4

                  Consolidated Statements of Cash Flows (Unaudited) - Six Months
                  Ended June 30, 2003 and 2002......................................................         5

                  Notes to Consolidated Financial Statements (Unaudited)............................         6

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.........................................................        11

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk........................        19

         Item 4.  Controls and Procedures...........................................................        19

Part II. Other Information

         Item 4.  Submission of Matters to a Vote of Security Holders...............................        20

         Item 6.  Exhibits and Reports on Form 8-K..................................................        20


                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                   LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    As of June 30, 2003 and December 31, 2002
                                  (In millions)

                                                          ASSETS
                                                                                                   June 30,       December 31,
                                                                                                     2003             2002
                                                                                                  -----------     -----------
                                                                                                  (unaudited)

CURRENT ASSETS:
   Cash and cash equivalents ................................................................     $     64.7      $     76.4
   Accounts and notes receivable, net .......................................................          388.9           307.3
   Inventories ..............................................................................          272.2           219.7
   Deferred income taxes ....................................................................           33.9            33.3
   Other assets .............................................................................           55.3            38.4
                                                                                                  ----------      ----------
         Total current assets ...............................................................          815.0           675.1
PROPERTY, PLANT AND EQUIPMENT, net ..........................................................          222.5           231.0
GOODWILL, net ...............................................................................          439.4           420.8
DEFERRED INCOME TAXES .......................................................................           79.1            82.7
OTHER ASSETS ................................................................................          126.8           112.1
                                                                                                  ----------      ----------
         TOTAL ASSETS .......................................................................     $  1,682.8      $  1,521.7
                                                                                                  ==========      ==========

                                           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Short-term debt ..........................................................................     $     13.5      $      9.3
   Current maturities of long-term debt .....................................................           13.2            13.9
   Accounts payable .........................................................................          257.2           247.6
   Accrued expenses .........................................................................          274.4           253.9
   Income taxes payable .....................................................................           41.2            12.8
                                                                                                  ----------      ----------
         Total current liabilities ..........................................................          599.5           537.5
LONG-TERM DEBT ..............................................................................          362.9           356.7
POSTRETIREMENT BENEFITS, OTHER THAN PENSIONS ................................................           14.5            13.5
PENSIONS ....................................................................................           89.2            85.4
OTHER LIABILITIES ...........................................................................           82.4            74.2
                                                                                                  ----------      ----------
         Total liabilities ..................................................................        1,148.5         1,067.3
                                                                                                  ----------      ----------
MINORITY INTEREST ...........................................................................            1.9             1.6
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 25,000,000 shares authorized,
      no shares issued or outstanding .......................................................             --              --
   Common stock, $.01 par value, 200,000,000 shares authorized, 63,268,200 shares and
      63,039,254 shares issued for 2003 and 2002, respectively ..............................            0.6             0.6
   Additional paid-in capital ...............................................................          407.3           404.7
   Retained earnings ........................................................................          193.1           171.3
   Accumulated other comprehensive loss .....................................................          (26.6)          (79.6)
   Deferred compensation ....................................................................          (10.9)          (13.5)
   Treasury stock, at cost, 3,043,916 and 3,009,656 shares
       for 2003 and 2002, respectively ......................................................          (31.1)          (30.7)
                                                                                                  ----------      ----------
         Total stockholders' equity .........................................................          532.4           452.8
                                                                                                  ----------      ----------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .........................................     $  1,682.8      $  1,521.7
                                                                                                  ==========      ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                   LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
        For the Three Months and Six Months Ended June 30, 2003 and 2002
                 (Unaudited, in millions, except per share data)


                                                                                For the                         For the
                                                                          Three Months Ended               Six Months Ended
                                                                                June 30,                        June 30,
                                                                       --------------------------      --------------------------
                                                                          2003            2002            2003            2002
                                                                       ----------      ----------      ----------      ----------
NET SALES .........................................................    $    819.2      $    828.3      $  1,469.0      $  1,502.6
COST OF GOODS SOLD ................................................         541.0           560.1           978.2         1,027.9
                                                                       ----------      ----------      ----------      ----------
         Gross profit .............................................         278.2           268.2           490.8           474.7
OPERATING EXPENSES:
   Selling, general and administrative expense ....................         221.8           215.6           423.0           412.6
   (Gains) losses and other expenses ..............................           0.1              --             0.9              --
   Restructurings .................................................            --             1.2              --             1.9
                                                                       ----------      ----------      ----------      ----------
         Income from operations ...................................          56.3            51.4            66.9            60.2
INTEREST EXPENSE, net .............................................           7.9             8.3            14.9            16.1
OTHER INCOME ......................................................          (1.5)           (0.5)           (2.1)           (0.5)
MINORITY INTEREST .................................................           0.1             0.1             0.2             0.1
                                                                       ----------      ----------      ----------      ----------

         Income before income taxes and cumulative
          effect of accounting change .............................          49.8            43.5            53.9            44.5
PROVISION FOR INCOME TAXES ........................................          19.4            17.9            21.0            18.3
                                                                       ----------      ----------      ----------      ----------
         Income before cumulative effect of accounting change .....          30.4            25.6            32.9            26.2
                                                                       ----------      ----------      ----------      ----------
CUMULATIVE EFFECT OF ACCOUNTING CHANGE ............................            --              --              --          (249.2)
                                                                       ----------      ----------      ----------      ----------
         Net income (loss) ........................................    $     30.4      $     25.6      $     32.9      $   (223.0)
                                                                       ==========      ==========      ==========      ==========

INCOME PER SHARE BEFORE CUMULATIVE
   EFFECT OF ACCOUNTING CHANGE:
     Basic ........................................................    $     0.52      $     0.45      $     0.57      $     0.46
     Diluted ......................................................    $     0.51      $     0.43      $     0.55      $     0.45

CUMULATIVE EFFECT OF ACCOUNTING CHANGE
   PER SHARE:
     Basic ........................................................    $       --      $       --      $       --      $    (4.38)
     Diluted ......................................................    $       --      $       --      $       --      $    (4.27)

NET INCOME (LOSS) PER SHARE:
     Basic ........................................................    $     0.52      $     0.45      $     0.57      $    (3.92)
     Diluted ......................................................    $     0.51      $     0.43      $     0.55      $    (3.82)

  The accompanying notes are an integral part of these consolidated financial statements.

                   LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 2003 and 2002
                            (Unaudited, in millions)

                                                                                                           For the
                                                                                                      Six Months Ended
                                                                                                           June 30,
                                                                                                    ----------------------
                                                                                                      2003          2002
                                                                                                    --------      --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) ..........................................................................     $   32.9      $ (223.0)
      Adjustments to reconcile net income (loss) to net cash used in operating activities:
        Minority interest and equity in unconsolidated affiliates .............................         (3.3)         (2.3)
        Non-cash cumulative effect of accounting change .......................................           --         249.2
        Depreciation and amortization .........................................................         24.5          31.6
        Deferred income taxes .................................................................          1.3          (2.2)
        Other (gains) losses and expenses .....................................................          1.7           1.5
        Changes in assets and liabilities, net of effects of divestitures-
          Accounts and notes receivable .......................................................        (66.3)       (107.2)
          Inventories .........................................................................        (44.7)        (15.6)
          Other current assets ................................................................        (15.1)          7.8
          Accounts payable ....................................................................          6.7          69.0
          Accrued expenses ....................................................................         14.2           8.2
          Income taxes payable and receivable .................................................         27.9          23.3
          Long-term warranty, deferred income and other liabilities ...........................         11.2           4.1
                                                                                                    --------      --------
            Net cash (used in) provided by operating activities ...............................         (9.0)         44.4

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from the disposal of property, plant and equipment ...............................          6.2           1.7
    Purchases of property, plant and equipment ................................................        (10.3)        (12.9)
    Proceeds from disposal of businesses and investments ......................................          4.7           3.6
    Acquisitions, net of cash acquired ........................................................           --          (3.4)
                                                                                                    --------      --------
            Net cash provided by (used in) investing activities ...............................          0.6         (11.0)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Short-term borrowings ......................................................................          3.2          18.1
   Repayments of long-term debt ...............................................................         (0.8)        (18.5)
   Revolving long-term borrowings .............................................................          6.0        (160.7)
   Proceeds from issuance of long-term debt ...................................................           --         143.8
   Sales of common stock ......................................................................          2.6          12.1
   Repurchases of common stock ................................................................         (0.4)         (0.3)
   Payment of deferred finance costs ..........................................................         (0.5)         (5.0)
   Cash dividends paid ........................................................................        (16.5)        (16.2)
                                                                                                    --------      --------
            Net cash used in financing activities .............................................         (6.4)        (26.7)

(DECREASE) INCREASE  IN CASH AND CASH EQUIVALENTS .............................................        (14.8)          6.7
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS .........................................          3.1           0.7
                                                                                                    --------      --------
CASH AND CASH EQUIVALENTS, beginning of period ................................................         76.4          34.4
                                                                                                    --------      --------
CASH AND CASH EQUIVALENTS, end of period ......................................................     $   64.7      $   41.8
                                                                                                    ========      ========
Supplementary disclosures of cash flow information:
    Net cash paid (received) during the period for:
        Interest ..............................................................................     $   15.2      $   15.9
                                                                                                    ========      ========
        Income taxes ..........................................................................     $   (4.7)     $    4.0
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

                            LENNOX INTERNATIONAL INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. BASIS OF PRESENTATION AND OTHER ACCOUNTING INFORMATION:

         The unaudited consolidated balance sheet as of June 30, 2003, and the accompanying unaudited consolidated statements of operations and cash flows for the three months and six months ended June 30, 2003 and 2002 should be read in conjunction with Lennox International Inc.'s (the "Company" or "LII") audited consolidated financial statements and the footnotes as of December 31, 2002 and 2001 and for each of the three years in the period ended December 31, 2002. In the opinion of management, the accompanying consolidated financial statements contain all material adjustments, consisting principally of normal recurring adjustments, necessary for a fair presentation of the Company's financial position, results of operations, and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to applicable rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. The operating results for the interim periods are not necessarily indicative of the results to be expected for a full year. See Note 3
(a) for a discussion of the impact of the Outokumpu Oyj joint venture transactions in 2002 on comparability.

         The Company's fiscal year ends on December 31 of each year, and the Company's quarters are each comprised of 13 weeks. For convenience, throughout these financial statements, the 13 weeks comprising each three month period are denoted by the last day of the respective calendar quarter.

2. STOCK COMPENSATIONS:

         The Company accounts for its stock based compensation under the recognition and measurement principles of APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations ("APB 25") and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS No. 123"). Under APB 25, no stock-based compensation cost is reflected in net income for grants of stock options to employees because the Company grants stock options with an exercise price equal to the market value of the stock on the date of grant. Had the Company used the fair value based accounting method for stock compensation expense described by Statement of Financial Accounting Standards ("SFAS No. 123"), the Company's diluted net income per common and equivalent share are shown in the pro-forma amounts below (in millions, except per share data):

                                                           FOR THE                      FOR THE
                                                     THREE MONTHS ENDED              SIX MONTHS ENDED
                                                            JUNE 30,                    JUNE 30,
                                                   ------------------------      ------------------------
                                                     2003            2002          2003           2002
                                                   ---------      ---------      ---------      ---------
     Net income (loss), as reported ..........     $    30.4      $    25.6      $    32.9      $  (223.0)

     Add:  Reported stock-based compensation
       expense, net of taxes .................           1.0            0.1            2.1            0.1

     Deduct:  Fair value based compensation
       expense, net of taxes .................          (1.8)          (0.4)          (3.7)          (0.6)
                                                   ---------      ---------      ---------      ---------

     Net income (loss), pro-forma ............     $    29.6      $    25.3      $    31.3      $  (223.5)
                                                   =========      =========      =========      =========

     Earnings per share:
     Basic, as reported ......................     $    0.52      $    0.45      $    0.57      $   (3.92)
     Basic, pro-forma ........................     $    0.51      $    0.44      $    0.54      $   (3.92)

     Diluted, as reported ....................     $    0.51      $    0.43      $    0.55      $   (3.82)
     Diluted, pro-forma ......................     $    0.49      $    0.42      $    0.52      $   (3.79)

3. REPORTABLE BUSINESS SEGMENTS:

         Financial information about the Company's reportable business segments is as follows (in millions):

                                                                FOR THE                      FOR THE
                                                           THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                JUNE 30,                     JUNE 30,
                                                       ------------------------      ------------------------
                                                          2003           2002          2003           2002
                                                       ---------      ---------      ---------      ---------

Net Sales
  Residential ....................................     $   376.8      $   348.7      $   671.1      $   622.6
  Commercial .....................................         132.1          115.0          224.9          201.8
                                                       ---------      ---------      ---------      ---------
       Heating and Cooling .......................         508.9          463.7          896.0          824.4
  Service Experts ................................         243.3          251.5          440.4          456.5
  Refrigeration ..................................          97.3           92.4          187.5          180.3
  Corporate and other (a) ........................            --           49.2             --           95.1
  Eliminations ...................................         (30.3)         (28.5)         (54.9)         (53.7)
                                                       ---------      ---------      ---------      ---------
                                                       $   819.2      $   828.3      $ 1,469.0      $ 1,502.6
                                                       =========      =========      =========      =========
Segment Profit (Loss)
  Residential ....................................     $    45.9      $    36.1      $    68.5      $    51.6
  Commercial .....................................           9.2            5.8            8.4            5.6
                                                       ---------      ---------      ---------      ---------
       Heating and Cooling .......................          55.1           41.9           76.9           57.2
  Service Experts ................................           7.6           15.9            2.9           13.1
  Refrigeration ..................................           9.0            9.0           17.3           17.2
  Corporate and other (a) ........................         (15.5)         (13.9)         (28.3)         (24.6)
  Eliminations ...................................           0.2           (0.3)          (1.0)          (0.8)
                                                       ---------      ---------      ---------      ---------
       Segment Profit ............................          56.4           52.6           67.8           62.1
  Reconciliation to Income before Income Taxes:
    (Gains) losses and other expenses ............           0.1             --            0.9             --
    Restructurings ...............................            --            1.2             --            1.9
    Interest Expense, net ........................           7.9            8.3           14.9           16.1
    Minority Interest and Other ..................          (1.4)          (0.4)          (1.9)          (0.4)
                                                       ---------      ---------      ---------      ---------
                                                       $    49.8      $    43.5      $    53.9      $    44.5
                                                       =========      =========      =========      =========


                                                     AS OF JUNE 30,               AS OF DECEMBER 31,
                                                          2003                           2002
                                                  --------------------           --------------------
Total Assets
  Residential ..........................          $              450.6           $              374.3
  Commercial ...........................                         193.6                          167.6
                                                  --------------------           --------------------
       Heating and Cooling .............                         644.2                          541.9
  Service Experts ......................                         516.7                          484.5
  Refrigeration ........................                         276.3                          234.8
  Corporate and other (a) ..............                         270.6                          276.3
  Eliminations .........................                         (25.0)                         (15.8)
                                                  --------------------           --------------------
                                                  $            1,682.8           $            1,521.7
                                                  ====================           ====================

(a) In the third quarter of 2002, the Company formed joint ventures with Outokumpu Oyj by selling to Outokumpu Oyj a 55% interest in the Company's heat transfer business segment for approximately $55 million in cash and notes. The Company accounts for its remaining 45% interest using the equity method of accounting and includes such amounts in the Corporate and other segment. The historical net sales, results of operations and total assets of the Corporate and other segment have been restated to include the portions of the heat transfer business segment that was sold to Outokumpu Oyj. The results of operations of the heat transfer business segment now presented in the Corporate and other segment were $(0.5) million and $(1.4) million for the three months and six months ended June 30, 2003, respectively. The historical net sales and results of operations were $49.2 million and $(0.3) million for the three months ended June 30, 2002 and $95.1 million and $(1.1) million for the six months ended June 30, 2002, respectively.

4. INVENTORIES:

         Components of inventories are as follows (in millions):

                                                                             AS OF JUNE 30,          AS OF DECEMBER 31,
                                                                                  2003                     2002
                                                                            ---------------          ------------------
     Finished goods ..............................................          $         181.8           $         139.0
     Repair parts ................................................                     36.2                      32.5
     Work in process .............................................                     13.9                      13.9
     Raw materials ...............................................                     88.5                      81.4
                                                                            ---------------           ---------------
                                                                                      320.4                     266.8
     Excess of current cost over last-in, first-out cost .........                    (48.2)                    (47.1)
                                                                            ---------------           ---------------
                                                                            $         272.2           $         219.7
                                                                            ===============           ===============

5. SHIPPING AND HANDLING:

         Shipping and handling costs are included as part of selling, general and administrative expense in the accompanying Consolidated Statements of Operations in the following amounts (in millions):

        FOR THE                           FOR THE
   THREE MONTHS ENDED                 SIX MONTHS ENDED
        JUNE 30,                          JUNE 30,
------------------------          ------------------------
 2003              2002             2003             2002
-------          -------          -------          -------
$  34.0          $  32.8          $  64.0          $  62.4

6. WARRANTIES:

         The changes in the carrying amount of the Company's total warranty liabilities for the six months ended June 30, 2003 are as follows (in millions):

       Total warranty liability at December 31, 2002 .............          $     63.3
       Payments made in 2003 .....................................               (11.1)
       Changes resulting from issuance of new warranties .........                14.5
                                                                            ----------
       Total warranty liability at June 30, 2003 .................          $     66.7
                                                                            ==========

         The change in warranty liability that results from changes in estimates of warranties issued prior to 2003 is not material.

7. CASH, LINES OF CREDIT AND FINANCING ARRANGEMENTS:

         The Company has bank lines of credit aggregating $335.7 million, of which $19.5 million was borrowed and outstanding, and $50.1 million was committed to standby letters of credit at June 30, 2003. The remaining $266.1 million was available for future borrowings, subject to covenant limitations. Included in the lines of credit is a domestic facility in the amount of $270 million governed by agreements between the Company and a syndicate of banks. The facility contains certain financial covenants and bears interest, at the Company's option, at a rate equal to either (a) the greater of the bank's prime rate or the federal funds rate plus 0.5% or (b) the London Interbank Offered Rate plus a margin equal to 0.5% to 2.25%, depending upon the ratio of total funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). The Company pays a commitment fee, depending upon the ratio of total funded debt to EBITDA, equal to 0.15% to 0.50% of the unused commitment. The agreements place restrictions on the Company's ability to incur additional indebtedness, encumber its assets, sell its assets, or pay dividends. The Company has entered discussions with its bank syndicate to extend its domestic credit facility, which expires in August 2004. LII expects the amendment process to be completed in the third quarter of 2003. As of June 30, 2003, LII was in compliance with all covenant requirements and LII believes that cash flow from operations, as well as available borrowings under its revolving credit facility, will be sufficient to fund its operations for the foreseeable future. The Company has included in cash and cash equivalents in the accompanying consolidated balance sheet $39.3 million of restricted cash related to letters of credit.

8. ACCOUNTS AND NOTES RECEIVABLE:

         Accounts and Notes Receivable have been shown net of allowance for doubtful accounts of $21.7 million and $23.1 million, and net of accounts receivable sold under an ongoing asset securitization arrangement of $154.2 million and $99.0 million as of June 30, 2003 and December 31, 2002, respectively. In addition, approximately $78.4 million and $106.2 million of accounts receivable as reported in the accompanying consolidated balance sheets at June 30, 2003 and December 31, 2002, respectively, represent retained interests in securitized receivables that have restricted disposition rights per the terms of the asset securitization agreement and would not be available to satisfy obligations to creditors. The Company has no significant concentration of credit risk within its accounts and notes receivable.

9. DIVESTITURES:

         In March 2003, the Company sold the net assets of a heating, ventilation and air conditioning ("HVAC") distributor included in the residential heating and cooling segment for $4.6 million in cash and notes. The sale resulted in a pre-tax loss of approximately $0.8 million that is included in (gains) losses and other expenses. The revenues and results of operations of the distributor were immaterial for all prior periods.

10. EARNINGS PER SHARE:

         Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net income by the sum of the weighted average number of shares and the number of equivalent shares assumed outstanding, if dilutive, under the Company's stock-based compensation plans. As of June 30, 2003, the Company had 61,267,332 shares outstanding of which 3,043,916 were held as treasury shares. Diluted earnings per share are computed as follows (in millions, except per share data):

                                                                                    FOR THE                       FOR THE
                                                                              THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                                    JUNE 30,                     JUNE 30,
                                                                            ------------------------      ------------------------
                                                                               2003          2002            2003          2002
                                                                            ----------    ----------      ----------    ----------
    Net income (loss) ...................................................   $     30.4    $     25.6      $     32.9    $   (223.0)
                                                                            ==========    ==========      ==========    ==========
    Weighted average shares outstanding .................................         58.2          57.1            58.1          57.0
    Effect of diluted securities attributable to stock options and
      performance share awards ..........................................          1.7           1.9             1.5           1.4
                                                                            ----------    ----------      ----------    ----------
    Weighted average shares outstanding, as adjusted ....................         59.9          59.0            59.6          58.4
                                                                            ----------    ----------      ----------    ----------
    Diluted earnings (loss) per share ...................................   $     0.51    $     0.43      $     0.55    $    (3.82)
                                                                            ==========    ==========      ==========    ==========

         Options to purchase 3,239,009 shares of common stock at prices ranging from $13.90 to $49.63 per share and 3,301,151 shares of common stock at prices ranging from $13.90 to $49.63 per share were outstanding at June 30, 2003 and 2002, respectively, but were not included in the diluted earnings per share calculation because the assumed exercise of such options would have been anti-dilutive. The Company's convertible notes were not considered in the diluted earnings per share calculation because the required trading prices of either the Company's common stock or the convertible notes to allow conversion of such notes had not been met as of the reporting period. The notes are convertible into approximately 8 million shares.

11. COMPREHENSIVE INCOME (LOSS):

         Comprehensive income (loss) is computed as follows (in millions):

                                                                FOR THE                     FOR THE
                                                          THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                JUNE 30,                    JUNE 30,
                                                       ------------------------     ------------------------
                                                         2003            2002          2003           2002
                                                       ---------      ---------     ---------      ---------
Net income (loss) ................................     $    30.4      $    25.6     $    32.9      $  (223.0)
Foreign currency translation adjustments .........          29.1           17.8          45.6           17.5
Cash flow hedges .................................          (0.1)            --           1.3            3.7
Minimum pension liability ........................          (0.2)            --          (2.3)            --
Unrealized gains (losses) on investments .........           3.6             --           8.4             --
                                                       ---------      ---------     ---------      ---------
Total comprehensive income (loss) ................     $    62.8      $    43.4     $    85.9      $  (201.8)
                                                       =========      =========     =========      =========

12. RESTRUCTURING CHARGES:

         Retail Restructuring Program. A summary of other exit costs associated with the Retail Restructuring Program is as follows (in millions):

                               BALANCE                                                  BALANCE
                             DECEMBER 31,      NEW         CASH            OTHER        JUNE 30,
                                2002         CHARGES      PAYMENTS        CHANGES         2003
                             ------------   ---------     ---------      ---------     ---------
 Other exit costs .......     $     3.7     $      --     $    (3.2)     $      --     $     0.5
                              =========     =========     =========      =========     =========

         The $0.5 million in other exit costs existing at June 30, 2003 represents lease payments and other exit costs which are expected to be fully paid during 2003.

         Manufacturing and Distribution Restructuring Program. A summary of the severance and other exit costs associated with the Manufacturing and Distribution Restructuring Program is included in the following table (in millions):

                                      BALANCE                                                  BALANCE
                                    DECEMBER 31,      NEW          CASH           OTHER        JUNE 30,
                                        2002        CHARGES       PAYMENTS       CHANGES         2003
                                    ------------   ---------     ---------      ---------      ---------
Severance and benefits .........     $     2.0     $     0.3     $    (0.6)     $    (0.3)     $     1.4
Other exit costs ...............           1.3            --          (0.7)            --            0.6
                                     ---------     ---------     ---------      ---------      ---------
           Total ...............     $     3.3     $     0.3     $    (1.3)     $    (0.3)     $     2.0
                                     =========     =========     =========      =========      =========

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

         Engineered Machine Tool Business Restructuring Program. A summary of the severance and other exit costs associated with the Engineered Machine Tool Business Restructuring Program is included in the following table (in millions):

                                      BALANCE                                                      BALANCE
                                    DECEMBER 31,       NEW            CASH           OTHER         JUNE 30,
                                        2002         CHARGES        PAYMENTS        CHANGES          2003
                                    ------------    ----------     ----------      ----------     ----------
Severance and benefits .........     $      0.9     $       --     $     (0.8)     $       --     $      0.1
Other exit costs ...............            2.1             --           (1.2)             --            0.9
                                     ----------     ----------     ----------      ----------     ----------
           Total ...............     $      3.0     $       --     $     (2.0)     $       --     $      1.0
                                     ==========     ==========     ==========      ==========     ==========

         The other exit costs consist of contractual lease and contract takeover obligations that will be settled in cash payments through November 2005.

13. GOODWILL:

         On January 1, 2002, the Company adopted SFAS No. 142 and recorded a $285.7 million impairment of goodwill ($249.2 million, net of tax). The changes in the carrying amount of goodwill for the six months ended June 30, 2003, in total and by segment, are as follows (in millions):

                                                 BALANCE                                                           BALANCE
                                              DECEMBER 31,            GOODWILL         FOREIGN CURRENCY           JUNE 30,
              SEGMENT                              2002              IMPAIRMENT       TRANSLATION & OTHER            2003
------------------------------------          ------------          ------------      -------------------        ------------
  Residential ......................          $       27.1          $         --          $       (1.0)          $       26.1
  Commercial .......................                  25.9                    --                   1.4                   27.3
                                              ------------          ------------          ------------           ------------
       Heating and Cooling .........                  53.0                    --                   0.4                   53.4
  Service Experts ..................                 307.5                    --                  12.0                  319.5
  Refrigeration ....................                  60.3                    --                   6.2                   66.5
                                              ------------          ------------          ------------           ------------
        Total ......................          $      420.8          $         --          $       18.6           $      439.4
                                              ============          ============          ============           ============

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company participates in four reportable business segments of the heating, ventilation, air conditioning and refrigeration ("HVACR") industry. The first reportable segment is residential heating and cooling, in which LII manufactures and markets a full line of heating, air conditioning and hearth products for the residential replacement and new construction markets in the United States and Canada. The second reportable segment is commercial heating and cooling, in which LII manufactures and sells primarily rooftop products and related equipment for light commercial applications. Combined, the residential and commercial heating and cooling segments form LII's heating and cooling business. The third reportable segment is Service Experts, which includes sales and installation of, and maintenance and repair services for, HVAC equipment by approximately 185 LII-owned service centers in the United States and Canada. The fourth reportable segment is refrigeration, which consists of the manufacture and sale of unit coolers, condensing units and other commercial refrigeration products.

         On July 8, 2003, LII announced organizational changes and assignments in an effort to streamline the reporting of the Company's four business segments. First, Scott J. Boxer was named President and Chief Operating Officer ("COO") of Service Experts Inc. ("SEI"), the Company's retail sales and service business. Mr. Boxer was formerly President of Lennox Industries Inc. and had also been serving as interim President of SEI since March 24, 2003. Second, Robert J. McDonough was named President and COO, Worldwide Heating and Cooling, encompassing the Company's Lennox Industries Inc. and North American Distributed Products ("NADP") businesses. Mr. McDonough was formerly President, Worldwide Refrigeration. Third, Michael G. Schwartz was named President and COO, Worldwide Refrigeration, replacing Mr. McDonough. Mr. Schwartz was formerly President, NADP.

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

         On January 1, 2002, LII adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142"), and recorded a $285.7 million impairment of goodwill ($249.2 million, net of taxes). The impairment charge related primarily to the 1998 to 2000 acquisitions of LII's Service Experts and hearth products operations, where lower than expected operating results occurred.

         LII's fiscal year ends on December 31 of each year and its interim fiscal quarters are each comprised of 13 weeks. For convenience, throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations, the 13 week periods comprising each fiscal quarter are denoted by the last day of the calendar quarter.

RESULTS OF OPERATIONS

         The following table sets forth, as a percentage of net sales, income data for the three months and six months ended June 30, 2003 and 2002:

                                                                          FOR THE                        FOR THE
                                                                     THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                          JUNE 30,                       JUNE 30,
                                                                    ---------------------         ---------------------
                                                                      2003         2002             2003         2002
                                                                    --------     --------         --------     --------
Net sales .......................................................      100.0%       100.0%           100.0%       100.0%
Cost of goods sold ..............................................       66.0         67.6             66.6         68.4
                                                                    --------     --------         --------     --------
         Gross profit ...........................................       34.0         32.4             33.4         31.6
Selling, general and administrative expense .....................       27.1         26.0             28.7         27.5
(Gains) losses and other expenses ...............................         --           --              0.1           --
Restructurings ..................................................         --          0.2               --          0.1
                                                                    --------     --------         --------     --------
         Income from operations .................................        6.9          6.2              4.6          4.0
Interest expense, net ...........................................        1.0          1.0              1.0          1.0
Other income ....................................................       (0.2)        (0.1)            (0.1)          --
Minority interest ...............................................         --           --               --           --
                                                                    --------     --------         --------     --------
         Income before income taxes and cumulative effect of
               accounting change ................................        6.1          5.3              3.7          3.0
Provision for income taxes ......................................        2.4          2.2              1.5          1.2
                                                                    --------     --------         --------     --------
         Income before cumulative effect of accounting change ...        3.7          3.1              2.2          1.8
Cumulative effect of accounting change ..........................         --           --               --        (16.6)
                                                                    --------     --------         --------     --------
         Net income (loss) ......................................        3.7%         3.1%             2.2%       (14.8)%
                                                                    ========     ========         ========     ========

         The following table sets forth net sales by business segment and geographic market (dollars in millions):

                                       THREE MONTHS ENDED JUNE 30,                           SIX MONTHS ENDED JUNE 30,
                                    2003                      2002                        2003                      2002
                          -----------------------    -----------------------    -----------------------    -----------------------
                            AMOUNT          %          AMOUNT         %           AMOUNT         %           AMOUNT         %
                          ----------   ----------    ----------   ----------    ----------   ----------    ----------   ----------

BUSINESS SEGMENT:
Residential ............  $    376.8         46.0%   $    348.7         42.1%   $    671.1         45.7%   $    622.6         41.4%
Commercial .............       132.1         16.1         115.0         13.9         224.9         15.3         201.8         13.5
                          ----------   ----------    ----------   ----------    ----------   ----------    ----------   ----------
  Heating and Cooling ..       508.9         62.1         463.7         56.0         896.0         61.0         824.4         54.9
Service Experts ........       243.3         29.7         251.5         30.4         440.4         30.0         456.5         30.4
Refrigeration ..........        97.3         11.9          92.4         11.2         187.5         12.8         180.3         12.0
Corporate and other ....          --           --          49.2          5.9            --           --          95.1          6.3
Eliminations ...........       (30.3)        (3.7)        (28.5)        (3.5)        (54.9)        (3.8)        (53.7)        (3.6)
                          ----------   ----------    ----------   ----------    ----------   ----------    ----------   ----------
  Total net sales ......  $    819.2        100.0%   $    828.3        100.0%   $  1,469.0        100.0%   $  1,502.6        100.0%
                          ==========   ==========    ==========   ==========    ==========   ==========    ==========   ==========

GEOGRAPHIC MARKET:
U.S. ...................  $    635.9         77.6%   $    657.8         79.4%   $  1,132.3         77.1%   $  1,189.9         79.2%
International ..........       183.3         22.4         170.5         20.6         336.7         22.9         312.7         20.8
                          ----------   ----------    ----------   ----------    ----------   ----------    ----------   ----------
  Total net sales ......  $    819.2        100.0%   $    828.3        100.0%   $  1,469.0        100.0%   $  1,502.6        100.0%
                          ==========   ==========    ==========   ==========    ==========   ==========    ==========   ==========

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

Net Sales

         Net sales decreased $9.1 million, or 1.1%, to $819.2 million for the three months ended June 30, 2003 from $828.3 million for the comparable period a year ago. Adjusted for the favorable impact of foreign currency translation, net sales declined 4.0% compared to the same period last year. The net sales decline was attributable to the absence of net sales from the Company's former heat transfer business segment, 55 percent of which was sold to Outokumpu during the third quarter of 2002, lower net sales in the Company's Service Experts business segment and the wind-down of the Company's engineered machine tool business. The Company currently reports the historical results of operations of its former heat transfer business segment in the "Corporate and other" business segment.

Adjusting for the loss of $49.2 million of net sales from the Company's former heat transfer business segment and $24.0 million favorable impact of foreign currency translation, net sales increased $16.1 million, or 2.1%, for the three months ended June 30, 2003 compared to the three months ended June 30, 2002 as shown in the following table (dollars in millions):

                                                         THREE MONTHS ENDED
                                                              JUNE 30,
                                                    ----------------------------
                                                       2003              2002            $ CHANGE          % CHANGE
                                                    ----------        ----------        ----------        ----------
Net sales, as reported ......................       $    819.2        $    828.3        $     (9.1)             (1.1)%
Net sales from former heat transfer
   business segment .........................               --             (49.2)             49.2
Impact of foreign currency translation ......            (24.0)               --             (24.0)
                                                    ----------        ----------        ----------        ----------
Net sales, as adjusted ......................       $    795.2        $    779.1        $     16.1               2.1%
                                                    ==========        ==========        ==========        ==========

         Net sales in the residential heating and cooling business segment increased $28.1 million, or 8.1%, to $376.8 million for the three months ended June 30, 2003 from $348.7 million for three months ended June 30, 2002. Adjusted for the impact of foreign currency translation, net sales increased 6.8%, or $23.8 million, compared to the three months ended June 30, 2002. Net sales increases were achieved by all of the Company's home comfort equipment brands, including hearth products, for the three months ended June 30, 2003 compared to the same period last year. These net sales increases were achieved in spite of difficult market conditions. For example, according to the Air-Conditioning and Refrigeration Institute ("ARI"), U.S. factory shipments of unitary air conditioners and heat pumps were down 1% for the first six months of 2003 compared to the same period a year ago. Additionally, distributor shipments for the first six months of 2003 were down 8% from the same period last year indicating end-market softness. According to the National Oceanic and Atmospheric Administrations 's Climate Prediction Center ("CPC"), total U.S. cooling degree days, on a population-weighted basis, were 7% below normal year-to-date through June 2003 and down 20% from the comparable period last year.

         Net sales in the commercial heating and cooling business segment increased $17.1 million, or 14.9%, to $132.1 million for the three months ended June 30, 2003 compared to the three months ended June 30, 2002. After adjusting for the impact of foreign currency exchange, net sales increased $8.9 million, or 7.7%, compared to the three months ended June 30, 2002. The higher net sales were driven primarily by the Company's domestic operations where 33 new national accounts were signed year-to-date through June 2003. Net sales were also higher in the Company's European operations for the three months ended June 30, 2003 compared to the same period last year; however, most of the increase was due to the favorable impact of foreign currency exchange.

         Net sales in the Service Experts business segment were $243.3 million for the three months ended June 30, 2003, a decrease of $8.2 million, or 3.3%, from $251.5 million for the same period a year ago. The sales decline was 5.1% after adjusting for the impact of foreign currency exchange. The sales decline was entirely in the commercial new construction business due in part to unfavorable weather in certain sales areas, sluggish commercial construction starts and price competition. Compared to the three months ended June 30, 2002, net sales were slightly higher in the service and replacement businesses and the residential new construction business.

         Refrigeration business segment net sales increased $4.9 million, or 5.3%, to $97.3 million for the three months ended June 30, 2003 compared to the three months ended June 30, 2002. However, after adjusting for the impact of foreign currency exchange, net sales decreased $2.7 million, or 2.9%, for the three months ended June 30, 2003 compared to the same period last year. The sales decline, after adjusting for the impact of foreign currency exchange, was due primarily to continued depressed domestic and international market demand from retail customers, notably supermarkets.

Gross Profit

         Gross profit was $278.2 million for the three months ended June 30, 2003 compared to $268.2 million for the three months ended June 30, 2002, an increase of $10.0 million. Gross profit margin improved 1.6% to 34.0% for the three months ended June 30, 2003 from 32.4% for the comparable period in the prior year. Gross profit margin improved in the Company's residential heating and cooling, commercial heating and cooling and refrigeration business segments.

         In the Company's residential heating and cooling business segment, gross profit margins improved 0.5% for the three months ended June 30, 2003 compared to the same period last year due primarily to higher volumes, a favorable mix of higher-margin premium products and improved hearth products performance. Gross profit margins improved 1.8% in the Company's commercial heating and cooling business segment over the same period due to higher volumes, increased factory productivity and the benefits of paring back under-performing international operations. In the Company's Service Experts business segment, gross profit margin declined 0.7% over the same period due primarily to lower margins in the new construction businesses. In the Company's refrigeration business segment, gross profit margin improved 1.1% over the same period due to purchasing savings and lower overhead in the Company's domestic operations and purchasing savings in the Company's Asia Pacific operations. The absence of lower margin business from the Company's former heat transfer business segment also contributed to the gross profit margin improvement for the three months ended June 30, 2003 compared to the same period last year. LIFO (last in, first out) inventory liquidations did not have a material impact on gross profit margins.

Selling, General and Administrative Expense

         Selling, general and administrative ("SG&A") expenses were $221.8 million for the three months ended June 30, 2003, an increase of $6.2 million, or 2.9%, from $215.6 million for the three months ended June 30, 2002. The increase in SG&A expenses was due primarily to higher insurance costs. As a percentage of total net sales, SG&A expenses increased to 27.1% for the three months ended June 30, 2003 from 26.0% compared to the same period a year ago, of which 0.8% was due to the revenue decline caused by the sale of the former heat transfer business segment.

Restructurings

         Pre-tax restructuring charges of $1.2 million for the three months ended June 30, 2002 principally included personnel termination charges in the Company's residential heating and cooling business segment and the relocation of production lines in Europe in the Company's refrigeration business segment. These restructuring charges resulted from the Company's decision to sell or abandon certain manufacturing and distribution operations in the fourth quarter of 2001.

Interest Expense, Net

         Interest expense, net, for the three months ended June 30, 2003 decreased $0.4 million, or 4.8%, from $8.3 million for the three months ended June 30, 2002. The lower interest expense resulted from lower debt levels. As of June 30, 2003, total debt of $389.6 million was $121.1 million lower than total debt as of June 30, 2002.

Other Income

         Other income was $1.5 million for the three months ended June 30, 2003 compared to $0.5 million for the same period last year. Other income is comprised of foreign currency exchange gains or losses, which relate principally to the Company's operations in Canada, Australia and Europe. Appreciation of Australia's, Europe's and Canada's currencies, as compared to the U.S. dollar, was primarily responsible for the overall change when comparing the three months ended June 30, 2003 to the same period a year ago.

Provision for Income Taxes

         The provision for income taxes was $19.4 million for the three months ended June 30, 2003 compared to $17.9 million for the three months ended June 30, 2002. The effective tax rate was 39.0% and 41.1% for the three months ended June 30, 2003 and 2002, respectively. The lower effective tax rate was primarily due to a favorable mix of pre-tax income where companies in lower tax jurisdictions had proportionally more pre-tax income than in prior years.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

Net Sales

         Net sales decreased $33.6 million, or 2.2%, to $1,469.0 million for the six months ended June 30, 2003 from $1,502.6 million for the comparable period a year ago. Adjusted for the favorable impact of foreign currency translation, net sales declined 4.9% compared to the same period last year. The net sales decline was attributable to the absence of net sales from the Company's former heat transfer business segment, 55 percent of which was sold to Outokumpu during the third quarter of 2002, lower net sales in the Company's Service Experts business segment and the wind-down of the Company's engineered machine tool business. The Company currently reports the historical results of operations of its former heat transfer business segment in the "Corporate and other" business segment. Adjusting for the loss of $95.1 million of net sales from the Company's former heat transfer business segment and $39.5 million favorable impact of foreign currency translation, net sales increased $22.0 million, or 1.6%, for the six months ended June 30, 2003 compared to the six months ended June 30, 2002 as shown in the following table (dollars in millions):

                                                          SIX MONTHS ENDED
                                                               JUNE 30,
                                                    ----------------------------
                                                       2003              2002            $ CHANGE          % CHANGE
                                                    ----------        ----------        ----------        ----------
Net sales, as reported ......................       $  1,469.0        $  1,502.6        $    (33.6)             (2.2%)
Net sales from former heat transfer
   business segment .........................               --             (95.1)             95.1
Impact of foreign currency translation ......            (39.5)               --             (39.5)
                                                    ----------        ----------        ----------        ----------
Net sales, as adjusted ......................       $  1,429.5        $  1,407.5        $     22.0               1.6%
                                                    ==========        ==========        ==========        ==========

         Net sales in the residential heating and cooling business segment increased $48.5 million, or 7.8%, to $671.1 million for the six months ended June 30, 2003 from $622.6 million for six months ended June 30, 2002. Adjusted for the impact of foreign currency translation, net sales increased 6.8%, or $42.4 million, compared to the six months ended June 30, 2002. Net sales increases were achieved by all of the Company's home comfort equipment brands, including hearth products, for the six months ended June 30, 2003 compared to the same period last year. These net sales increases were achieved in spite of difficult market conditions. For example, according to ARI, U.S. factory shipments of unitary air conditioners and heat pumps were down 1% for the first six months of 2003 compared to the same period a year ago. Additionally, distributor shipments for the first six months of 2003 were down 8% from the same period last year indicating end-market softness. According to the CPC, total U.S. cooling degree days, on a population-weighted basis, were 7% below normal year-to-date through June 2003 and down 20% from the comparable period last year.

         Net sales in the commercial heating and cooling business segment increased $23.1 million, or 11.4%, to $224.9 million for the six months ended June 30, 2003 compared to the six months ended June 30, 2002. After adjusting for the impact of foreign currency exchange, net sales increased $9.1 million, or 4.5%, compared to the six months ended June 30, 2002. The higher net sales were driven primarily by the Company's domestic operations where 33 new national accounts were signed year-to-date through June 2003. Net sales were also higher in the Company's European operations for the six months ended June 30, 2003 compared to the same period last year; however, most of the increase was due to the favorable impact of foreign currency exchange.

         Net sales in the Service Experts business segment were $440.4 million for the six months ended June 30, 2003, a decrease of $16.1 million, or 3.5%, from $456.5 million for the same period a year ago. The sales decline was 5.0% after adjusting for the impact of foreign currency exchange. The sales decline was entirely in the commercial new construction business due in part to unfavorable weather in certain sales areas, sluggish commercial construction starts and price competition. Compared to the six months ended June 30, 2002, net sales were slightly higher in the service and replacement businesses and the residential new construction business.

         Refrigeration business segment net sales increased $7.2 million, or 4.0%, to $187.5 million for the six months ended June 30, 2003 compared to the six months ended June 30, 2002. However, after adjusting for the impact of foreign currency exchange, net sales decreased $6.5 million, or 3.6%, for the six months ended June 30, 2003 compared to the same period last year. The sales decline, after adjusting for the impact of foreign currency exchange, was due primarily to depressed domestic and international market demand from retail customers, notably supermarkets.

Gross Profit

         Gross profit was $490.8 million for the six months ended June 30, 2003 compared to $474.7 million for the six months ended June 30, 2002, an increase of $16.1 million. Gross profit margin improved 1.8% to 33.4% for the six months ended June 30, 2003 from 31.6% for the comparable period in the prior year. Gross profit margin improved in the Company's residential heating and cooling, commercial heating and cooling and refrigeration business segments.

         In the Company's residential heating and cooling business segment, gross profit margins improved 0.9% for the six months ended June 30, 2003 compared to the same period last year due primarily to higher volumes, a favorable mix of higher-margin premium products and improved hearth products performance. In the Company's commercial heating and cooling business segment, gross profit margin improved 1.2% over the same period due to higher volumes, increased factory productivity and the benefits of paring back under-performing international operations. Gross profit margins were relatively flat over the same period in the Company's Service Experts business segment. In the Company's refrigeration business segment, gross profit margin improved 1.2% over the same period due to purchasing savings and lower overhead in the Company's domestic operations and purchasing savings in the Company's Asia Pacific operations. The absence of lower margin business from the Company's former heat transfer business segment also contributed to the gross profit margin improvement for the six months ended June 30, 2003 compared to the same period last year. LIFO (last in, first out) inventory liquidations did not have a material impact on gross profit margins.

SG&A Expense

         SG&A expenses were $423.0 million for the six months ended June 30, 2003, an increase of $10.4 million, or 2.5%, from $412.6 million for the six months ended June 30, 2002. The increase in SG&A expenses was due primarily to higher insurance costs. As a percentage of total net sales, SG&A expenses increased to 28.7% for the six months ended June 30, 2003 from 27.5% compared to the same period a year ago of which, 0.8% was due to the revenue decline caused by the sale of the former heat transfer business segment.

(Gains) Losses and Other Expenses

         Pre-tax (gains) losses and other expenses were $0.9 million for the six months ended June 30, 2003. (Gains) losses and other expenses included pre-tax expenses totaling $2.6 million from the loss on the sale of a HVAC distributor in the Company's residential heating and cooling business segment and other expenses partially offset by a $1.7 million pre-tax gain on the sale of a manufacturing facility in Europe in the Company's refrigeration business segment.

Restructurings

         Pre-tax restructuring charges of $1.9 million for the six months ended June 30, 2002 principally included personnel termination charges in the Company's residential heating and cooling business segment and the relocation of production lines in Europe in the Company's refrigeration business segment. These restructuring charges resulted from the Company's decision to sell or abandon certain manufacturing and distribution operations in the fourth quarter of 2001.

Interest Expense, Net

         Interest expense, net, for the six months ended June 30, 2003 decreased $1.2 million, or 7.5%, from $16.1 million for the six months ended June 30, 2002. The lower interest expense resulted from lower debt levels. As of June 30, 2003, total debt of $389.6 million was $121.1 million lower than total debt as of June 30, 2002.

Other Income

         Other income was $2.1 million for the six months ended June 30, 2003 compared to $0.5 million for the same period last year. Other income is comprised of foreign currency exchange gains or losses, which relate principally to the Company's operations in Canada, Australia and Europe. Appreciation of Australia's, Europe's and Canada's currencies, as compared to the U.S. dollar, was primarily responsible for the overall change when comparing the six months ended June 30, 2003 to the same period a year ago.

Provision for Income Taxes

         The provision for income taxes was $21.0 million for the six months ended June 30, 2003 compared to $18.3 million for the six months ended June 30, 2002. The effective tax rate was 39.0% and 41.1% for the six months ended June 30, 2003 and 2002, respectively. The lower effective tax rate was primarily due to a favorable mix of pre-tax income where companies in lower tax jurisdictions had proportionally more pre-tax income than in prior years.

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

         During the first six months of 2003, cash used in operating activities was $9.0 million compared to $44.4 million provided by operating activities in 2002. The change is primarily due to cooling inventory buildup driven by low field inventory levels, the introduction of new products and overall increased use of working capital. Net cash provided by investing activities in 2003 includes the proceeds from the sale of the net assets of a distributor in the residential segment and the proceeds from the sale of a closed factory in the refrigeration segment. Net cash used in financing activities in 2002 reflects the Company's private placement of $143.8 million of 6.25% convertible subordinated notes due 2009. The Company used the net proceeds of approximately $139 million to reduce its indebtedness under its revolving credit facility.

         Capital expenditures of $10.3 million and $12.9 million in the first three months of 2003 and 2002, respectively, were primarily for production equipment in the North American residential and international refrigeration products manufacturing plants in 2003 and for the North American residential and heat transfer products manufacturing plants in 2002.

         The Company has bank lines of credit aggregating $335.7 million, of which $19.5 million was borrowed and outstanding, and $50.1 million was committed to standby letters of credit at June 30, 2003. The remaining $266.1 million was available for future borrowings, subject to covenant limitations. Included in the lines of credit is a domestic facility in the amount of $270 million governed by agreements between the Company and a syndicate of banks. The facility contains certain financial covenants and bears interest, at the Company's option, at a rate equal to either (a) the greater of the bank's prime rate or the federal funds rate plus 0.5% or (b) the London Interbank Offered Rate plus a margin equal to 0.5% to 2.25%, depending upon the ratio of total funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). The Company pays a commitment fee, depending upon the ratio of total funded debt to EBITDA, equal to 0.15% to 0.50% of the unused commitment. The agreements place restrictions on the Company's ability to incur additional indebtedness, encumber its assets, sell its assets, or pay dividends. The Company has entered discussions with its bank syndicate to extend its domestic credit facility, which expires in August 2004. LII expects the amendment process to be completed in the third quarter of 2003. As of June 30, 2003, LII was in compliance with all covenant requirements and LII believes that cash flow from operations, as well as available borrowings under its revolving credit facility, will be sufficient to fund its operations for the foreseeable future. The Company has included in cash and cash equivalents in the accompanying consolidated balance sheet $39.3 million of restricted cash related to letters of credit.

         Under an on-going asset securitization arrangement, the Company had sold, at June 30, 2003, $154.2 million of receivables on a non-recourse basis. The receivables are sold at a discount from face value and this discount aggregated $1.8 million through six months of 2003. The discount expense is shown as a component of selling, general and administrative expense in the Consolidated Statements of Operations. The Company has no significant concentration of credit risk among its diversified customer base.

RECENT ACCOUNTING PRONOUNCEMENTS

         In May 2003, Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity" was issued. The standard establishes how an issuer classifies and measures certain freestanding financial instruments with characteristics of liabilities and equity and requires that such instruments be classified as liabilities. The standard is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of the standard is not expected to have a material effect on the Company's financial statements.

         During May 2003, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") released EITF Issue No. 01-8, "Determining Whether an Arrangement Contains a Lease." The new requirements of EITF 01-8 potentially affects companies that sell or purchase products or services through supply, commodity, transportation, and data-processing outsourcing contracts. The guidance in this new release is designed to mandate reporting revenue as rental or leasing income that would otherwise be reported as part of product sales or services revenue. EITF 01-8 requires both parties to an arrangement to determine whether a service contract or similar arrangement includes a lease within the scope of SFAS No. 13, "Accounting for Leases," which means focusing on agreements conveying the right to use property, plant, or equipment. The application of this issue is not expected to have a material effect on the Company's financial statements.

         In November 2002, the EITF reached a consensus on Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." This EITF establishes the criteria for recognizing revenue in arrangements when several items are bundled into one agreement. EITF 00-21 does not allow revenue recognition unless the fair value of the undelivered element(s) is available and the element has stand-alone value to the customer. EITF 00-21 also provides guidance on allocating the total contract revenue to the individual elements based upon the available fair value of each deliverable. The consensus is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not believe this pronouncement will have a material effect on its financial statements.

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." This interpretation addresses the consolidation by business enterprises of variable interest entities, as defined in the interpretation, when the reporting enterprise is the primary beneficiary of the variable interest entities. The interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and as of July 1, 2003, to variable interests in variable interest entities created before February 1, 2003. The application of this interpretation is not expected to have a material effect on the Company's financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         LII's results of operations can be affected by changes in exchange rates. Net sales and expenses in currencies other than the United States dollar are translated into United States dollars for financial reporting purposes based on the average exchange rate for the period. Net sales from outside the United States represented 22.9% and 20.8% of total net sales for the six months ended June 30, 2003 and 2002, respectively. Historically, foreign currency transaction gains (losses) have not had a material effect on LII's overall operations.

         The Company enters into commodity futures contracts to stabilize prices to be paid for raw materials and parts containing high copper and aluminum content. These contracts are for quantities equal to, or less than, quantities expected to be consumed in future production. As of June 30, 2003, the Company had metal futures contracts maturing at various dates through December 31, 2003 with a fair value as an asset of $0.8 million.

ITEM 4. CONTROLS AND PROCEDURES

         In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2003 to provide reasonable assurance that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

         There has been no change in the Company's internal controls over financial reporting that occurred during the three months ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II -- OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Company's 2003 Annual Meeting of Stockholders ("Annual Meeting") was held on May 16, 2003. At the Annual Meeting, the Company's stockholders elected five directors with terms expiring at the Company's Annual Meeting of Stockholders in 2006. In addition, the stockholders rejected a stockholder proposal that the Board adopt an executive compensation policy that all future stock option grants to senior executives shall be indexed to industry performance.

         (a) The following sets forth the results of voting at the Annual Meeting for the election of directors *:

             Directors                  For            Withheld        Abstentions
             ---------              ----------        ----------       -----------
         Linda G. Alvarado          48,713,379          263,939             *
         Steven R. Booth            48,577,167          400,151             *
         David V. Brown             48,716,391          260,927             *
         John E. Major              47,007,088        1,970,230             *
         Walden W. O'Dell           48,727,609          249,709             *

*With respect to the election of Directors, the form of proxy permitted stockholders to check boxes indicating votes either "For" or "Withhold Authority," or to vote "Exceptions" and to name exceptions. Votes relating to directors designated above as "Withheld" include votes cast as "Withhold Authority" and for named exceptions.

         Following the Annual Meeting, Janet K. Cooper, C.L. (Jerry) Henry, Robert E. Schjerven, Terry D. Stinson and Richard L. Thompson, having terms expiring in 2004, and David H. Anderson, Thomas W. Booth, James J. Byrne, John
W. Norris III, and John W. Norris, Jr., having terms expiring in 2005, continued in office.

         (b) The votes for, against and abstaining in connection with the rejection by the stockholders that the Board adopt an executive compensation policy that all future stock option grants to senior executives shall be indexed to industry performance:


            For                          Against                  Abstentions
         ---------                     ------------              -------------
         7,842,117                      31,414,558                    562,776


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit Number                                     Description
--------------                                     -----------

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

    10.1 -- Second Amended and Restated Receivables Purchase Agreement, dated as of June 16, 2003, among LPAC Corp., Lennox Industries Inc., Blue Ridge Asset Funding Corporation, Liberty Street Funding Corp., The Bank of Nova Scotia and Wachovia Bank, N.A. (filed herewith)

    10.2 -- Second Amendment to Purchase and Sale Agreement, dated as of June 16, 2003, by and among LPAC Corp., Lennox Industries Inc., Advanced Distributor Products LLC and Heatcraft Refrigeration Products LLC. (filed herewith)

   10.3 -- Receivables Purchase Agreement dated as of June 27, 2003 among LPAC Corp. II, Lennox Industries, Jupiter Securitization Corporation, The Financial Institutions from time to time parties thereto, and Bank One, NA. (filed herewith)

   10.4 -- Receivables Sale Agreement dated as of June 27, 2003 among Armstrong Air Conditioning Inc., and Lennox Hearth Products Inc. and LPAC Corp. II. (filed herewith)

   12.1 -- Lennox International Inc. and Subsidiaries Computation of Ratio of Earnings to Fixed Charges (Unaudited) For the Six Months Ended June 30, 2003. (filed herewith)

   31.1 -- Certification of the Principal Executive Officer. (filed herewith)

   31.2 -- Certification of the Principal Financial Officer. (filed herewith)

   32.1 -- Certification of the Principal Executive Officer and the Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350. (filed herewith)

*        Incorporated herein by reference as indicated.

         Reports on Form 8-K

                  During the three-month period ending June 30, 2003, the Company filed or furnished one Current Report on Form 8-K dated April 22, 2003 and filed April 23, 2003 reporting under
                  Item 9 - Regulation FD Disclosure a press release reporting the Company's financial results for the quarter ended March 31, 2003.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           LENNOX INTERNATIONAL INC.

Date: August 13, 2003
                                           /s/ Richard A. Smith
                                           -------------------------------------
                                           Principal Financial Officer
                                           and Duly Authorized Signatory

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

    10.1 -- Second Amended and Restated Receivables Purchase Agreement, dated as of June 16, 2003, among LPAC Corp., Lennox
                     Industries Inc., Blue Ridge Asset Funding Corporation,
                     Liberty Street Funding Corp., The Bank of Nova Scotia and
                     Wachovia Bank, N.A. (filed herewith)

    10.2 -- Second Amendment to Purchase and Sale Agreement, dated as of June 16, 2003, by and among LPAC Corp., Lennox
                     Industries Inc., Advanced Distributor Products LLC and
                     Heatcraft Refrigeration Products LLC. (filed herewith)

    10.3 -- Receivables Purchase Agreement dated as of June 27, 2003 among LPAC Corp. II, Lennox Industries, Jupiter
                     Securitization Corporation, The Financial Institutions from time to time parties thereto, and Bank One, NA. (filed herewith)

    10.4 --          Receivables Sale Agreement dated as of June 27, 2003 among
                     Armstrong Air Conditioning Inc., and Lennox Hearth Products
                     Inc. and LPAC Corp. II. (filed herewith)

    12.1 --          Lennox International Inc. and Subsidiaries Computation of
                     Ratio of Earnings to Fixed Charges (Unaudited) For the Six
                     Months Ended June 30, 2003. (filed herewith)

    31.1 -- Certification of the Principal Executive Officer. (filed herewith)

    31.2 -- Certification of the Principal Financial Officer. (filed herewith)

    32.1 --          Certification of the Principal Executive Officer and the
                     Principal Financial Officer of the Company pursuant to 18
                     U.S.C. Section 1350. (filed herewith)


*        Incorporated herein by reference as indicated.