Form 10-Q
period 2003-09-30
LENNOX INTERNATIONAL INC
filed 2003-11-13
CIK 1069202

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(MARK ONE)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
PERIOD ENDED SEPTEMBER 30, 2003

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

Yes  ☒    No  ☐

As of November 6, 2003, the number of shares outstanding of the registrant’s common stock, par value $.01 per share, was 58,820,867.

LENNOX INTERNATIONAL INC.

INDEX

Page No
Part I. Financial Information
Item 1. Financial Statements
Consolidated Balance Sheets — September 30, 2003 (Unaudited) and December 31, 2002	3
Consolidated Statements of Operations (Unaudited) — Three Months and Nine Months Ended September 30, 2003 and 2002	4
Consolidated Statements of Cash Flows (Unaudited) — Nine Months Ended September 30, 2003 and 2002	5
Notes to Consolidated Financial Statements (Unaudited)	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3. Quantitative and Qualitative Disclosures About Market Risk	20
Item 4. Controls and Procedures	20
Part II. Other Information
Item 6. Exhibits and Reports on Form 8-K	21

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
As of September 30, 2003 and December 31, 2002
(In millions)

ASSETS

	September 30,	December 31,
	2003	2002

	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$64.4	$76.4
Accounts and notes receivable, net	451.0	307.3
Inventories	242.8	219.7
Deferred income taxes	33.6	33.3
Other assets	55.6	38.4

Total current assets	847.4	675.1
PROPERTY, PLANT AND EQUIPMENT, net	221.7	231.0
GOODWILL, net	439.9	420.8
DEFERRED INCOME TAXES	78.4	82.7
OTHER ASSETS	133.9	112.1

TOTAL ASSETS	$1,721.3	$1,521.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$4.0	$9.3
Current maturities of long-term debt	11.4	13.9
Accounts payable	237.8	247.6
Accrued expenses	303.9	253.9
Income taxes payable	56.2	12.8

Total current liabilities	613.3	537.5
LONG-TERM DEBT	357.4	356.7
POSTRETIREMENT BENEFITS, OTHER THAN PENSIONS	14.7	13.5
PENSIONS	89.6	85.4
OTHER LIABILITIES	85.3	75.8

Total liabilities	1,160.3	1,068.9

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 200,000,000 shares authorized, 63,829,034 shares and 63,039,254 shares issued for 2003 and 2002, respectively	0.6	0.6
Additional paid-in capital	413.9	404.7
Retained earnings	215.2	171.3
Accumulated other comprehensive loss	(27.1)	(79.6)
Deferred compensation	(10.5)	(13.5)
Treasury stock, at cost, 3,043,916 and 3,009,656 shares for 2003 and 2002, respectively	(31.1)	(30.7)

Total stockholders’ equity	561.0	452.8

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,721.3	$1,521.7

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended September 30, 2003 and 2002
(Unaudited, in millions, except per share data)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

NET SALES	$839.1	$818.8	$2,308.1	$2,321.4
COST OF GOODS SOLD	561.4	562.7	1,539.6	1,590.6

Gross profit	277.7	256.1	768.5	730.8
OPERATING EXPENSES:
Selling, general and administrative expense	223.8	205.7	646.8	618.3
(Gains) losses and other expenses	1.0	(8.9)	1.9	(8.9)
Restructurings	—	6.7	—	8.6

Income from operations	52.9	52.6	119.8	112.8
INTEREST EXPENSE, net	6.9	8.9	21.8	25.0
OTHER EXPENSE (INCOME)	0.6	(0.2)	(1.2)	(0.6)

Income before income taxes and cumulative effect of accounting change	45.4	43.9	99.2	88.4
PROVISION FOR INCOME TAXES	17.7	16.3	38.7	34.6

Income before cumulative effect of accounting change	27.7	27.6	60.5	53.8

CUMULATIVE EFFECT OF ACCOUNTING CHANGE	—	—	—	(249.2)

Net income (loss)	$27.7	$27.6	$60.5	$(195.4)

INCOME PER SHARE BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE:
Basic	$0.47	$0.48	$1.04	$0.94
Diluted	$0.46	$0.46	$1.01	$0.91

CUMULATIVE EFFECT OF ACCOUNTING CHANGE PER SHARE:
Basic	$—	$—	$—	$(4.36)
Diluted	$—	$—	$—	$(4.24)

NET INCOME (LOSS) PER SHARE:
Basic	$0.47	$0.48	$1.04	$(3.42)
Diluted	$0.46	$0.46	$1.01	$(3.32)

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2003 and 2002
(Unaudited, in millions)

	For the
	Nine Months Ended
	September 30,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$60.5	$(195.4)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Minority interest and equity in unconsolidated affiliates	(2.3)	(3.3)
Non-cash cumulative effect of accounting change	—	249.2
Depreciation and amortization	35.7	45.7
Non-cash restructuring charge	—	1.5
Deferred income taxes	1.9	3.7
Other (gains) losses and expenses	5.9	0.5
Changes in assets and liabilities, net of effects of divestitures-
Accounts and notes receivable	(133.2)	(103.7)
Inventories	(15.0)	16.3
Other current assets	(15.5)	0.5
Accounts payable	(13.6)	41.4
Accrued expenses	42.4	27.1
Income taxes payable and receivable	42.9	25.3
Long-term warranty, deferred income and other liabilities	8.2	8.5

Net cash provided by operating activities	17.9	117.3

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the disposal of property, plant and equipment	10.2	2.9
Purchases of property, plant and equipment	(22.2)	(19.9)
Proceeds from disposal of businesses and investments	8.7	55.5
Acquisitions, net of cash acquired	—	(3.6)

Net cash provided by (used in) investing activities	(3.3)	34.9

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term borrowings	(6.0)	—
Repayments of long-term debt	(4.1)	(41.8)
Revolving long-term borrowings	2.0	(212.7)
Proceeds from issuance of long-term debt	—	143.8
Sales of common stock	9.2	9.9
Repurchases of common stock	(0.4)	(0.3)
Payment of deferred finance costs	(1.8)	(5.3)
Cash dividends paid	(22.1)	(21.7)

Net cash used in financing activities	(23.2)	(128.1)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(8.6)	24.1
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(3.4)	(2.6)

CASH AND CASH EQUIVALENTS, beginning of period	76.4	34.4

CASH AND CASH EQUIVALENTS, end of period	$64.4	$55.9

Supplementary disclosures of cash flow information:
Net cash paid (received) during the period for:
Interest	$17.8	$18.6

Income taxes	$(4.1)	$6.4

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation and other Accounting Information:

     The unaudited consolidated balance sheet as of September 30, 2003, and the accompanying unaudited consolidated statements of operations and cash flows for the three months and nine months ended September 30, 2003 and 2002 should be read in conjunction with Lennox International Inc.’s (the “Company” or “LII”) audited consolidated financial statements and the footnotes as of December 31, 2002 and 2001 and for each of the three years in the period ended December 31, 2002. In the opinion of management, the accompanying consolidated financial statements contain all material adjustments, consisting principally of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to applicable rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. The operating results for the interim periods are not necessarily indicative of the results to be expected for a full year. See Note 3 (a) for a discussion of the impact of the Outokumpu Oyj joint venture transactions in 2002 on comparability.

     The Company’s fiscal year ends on December 31 of each year, and the Company’s interim quarters are each comprised of 13 weeks. For convenience, throughout these financial statements, the 13 weeks comprising each three month period are denoted by the last day of the respective calendar quarter.

2. Stock-Based Compensation:

     The Company accounts for its stock-based compensation under the recognition and measurement principles of Accounting Principles Board “APB” Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations (“APB 25”) and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation,” as amended. Under APB 25, no stock-based compensation cost is reflected in net income for grants of stock options to employees because the Company grants stock options with an exercise price equal to the market value of the stock on the date of grant.

     The following table illustrates the pro-forma effect on net income and earnings per share as if the Company had used the fair-value-based accounting method for stock compensation expense described by SFAS No. 123 (in millions, except per share data):

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income (loss), as reported	$27.7	$27.6	$60.5	$(195.4)
Add: Reported stock-based compensation expense, net of taxes	1.1	0.9	3.2	1.0
Deduct: Fair value based compensation expense, net of taxes	(2.2)	(1.5)	(5.9)	(2.1)

Net income (loss), pro-forma	$26.6	$27.0	$57.8	$(196.5)

Earnings per share:
Basic, as reported	$0.47	$0.48	$1.04	$(3.42)
Basic, pro-forma	$0.45	$0.47	$0.99	$(3.44)

Diluted, as reported	$0.46	$0.46	$1.01	$(3.32)
Diluted, pro-forma	$0.44	$0.45	$0.96	$(3.34)

3. Reportable Business Segments:

     Financial information about the Company’s reportable business segments is as follows (in millions):

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net Sales
Residential	$367.7	$342.5	$1,038.8	$965.1
Commercial	151.7	126.3	376.6	328.1

Heating and Cooling	519.4	468.8	1,415.4	1,293.2
Service Experts	251.3	251.6	691.7	708.1
Refrigeration	96.8	92.8	284.3	273.2
Corporate and other (a)	—	33.1	—	128.2
Eliminations	(28.4)	(27.5)	(83.3)	(81.3)

	$839.1	$818.8	$2,308.1	$2,321.4

Segment Profit (Loss)
Residential	$42.2	$33.9	$110.7	$85.5
Commercial	17.5	7.5	25.9	13.1

Heating and Cooling	59.7	41.4	136.6	98.6
Service Experts	0.3	13.1	3.2	26.2
Refrigeration	9.5	8.8	26.8	26.0
Corporate and other (a)	(16.4)	(13.0)	(44.7)	(37.6)
Eliminations	0.8	0.1	(0.2)	(0.7)

Segment Profit	53.9	50.4	121.7	112.5
Reconciliation to Income before Income Taxes:
(Gains) losses and other expenses	1.0	(8.9)	1.9	(8.9)
Restructurings	—	6.7	—	8.6
Interest Expense, net	6.9	8.9	21.8	25.0
Minority Interest and Other	0.6	(0.2)	(1.2)	(0.6)

	$45.4	$43.9	$99.2	$88.4

	As of September 30,	As of December 31,
	2003	2002

Total Assets
Residential	$450.8	$374.3
Commercial	205.8	167.6

Heating and Cooling	656.6	541.9
Service Experts	517.0	484.5
Refrigeration	292.4	234.8
Corporate and other (a)	277.4	276.3
Eliminations	(22.1)	(15.8)

	$1,721.3	$1,521.7

(a)	In the third quarter of 2002, the Company formed joint ventures with Outokumpu Oyj by selling to Outokumpu Oyj a 55% interest in the Company’s heat transfer business segment for approximately $55 million in cash and notes. The Company accounts for its remaining 45% interest using the equity method of accounting and includes such amounts in the Corporate and other segment. The historical net sales, results of operations and total assets of the Corporate and other segment have been restated to include the portions of the heat transfer business segment that was sold to Outokumpu Oyj. The results of operations of the heat transfer business segment now presented in the Corporate and other segment were $(0.4) million and $(1.8) million for the three months and nine months ended September 30, 2003, respectively. The historical net sales and results of operations were $33.1 million and $(1.7) million for the three months ended September 30, 2002 and $128.2 million and $(2.8) million for the nine months ended September 30, 2002, respectively.

4. Inventories:

     Components of inventories are as follows (in millions):

	As of September 30,	As of December 31,
	2003	2002

Finished goods	$157.9	$139.0
Repair parts	35.1	32.5
Work in process	13.2	13.9
Raw materials	84.8	81.4

	291.0	266.8
Excess of current cost over last-in, first-out cost	(48.2)	(47.1)

	$242.8	$219.7

5. Shipping and Handling:

     Shipping and handling costs are included as part of selling, general and administrative expense in the accompanying Consolidated Statements of Operations in the following amounts (in millions):

For the		For the
Three Months Ended		Nine Months Ended
September 30,		September 30,

2003	2002	2003	2002

$34.9	$31.5	$98.9	$93.9

6. Warranties:

     The changes in the carrying amount of the Company’s total warranty liabilities for the nine months ended September 30, 2003 are as follows (in millions):

Total warranty liability at December 31, 2002	$63.3
Payments made in 2003	(16.5)
Changes resulting from issuance of new warranties	20.2

Total warranty liability at September 30, 2003	$67.0

     The change in warranty liability that results from changes in estimates of warranties issued prior to 2003 is not material.

7. Cash, Lines of Credit and Financing Arrangements:

     The Company has bank lines of credit aggregating $255.1 million, of which $6.0 million was borrowed and outstanding, and $57.9 million was committed to standby letters of credit at September 30, 2003. The remaining $191.2 million was available for future borrowings, subject to covenant limitations. Included in the lines of credit is an international facility in the amount of $205 million governed by agreements between the Company and a syndicate of banks. In September 2003, the Company amended its former domestic facility to, among other things, base covenants on the financials of both domestic and foreign subsidiaries, extend the facility maturity date to September 2006 and reduce capacity from $270 million to $205 million. In October 2003, the facility capacity was increased to $225 million. The facility contains certain financial covenants and bears interest, at the Company’s option, at a rate equal to either (a) the greater of the bank’s prime rate or the federal funds rate plus 0.5% or (b) the London Interbank Offered Rate plus a margin equal to 1.0% to 2.5%, depending upon the ratio of total funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) as defined in the facility. The Company pays a facility fee, depending upon the ratio of total funded debt to EBITDA, equal to 0.25% to 0.50% of the capacity. The agreements place restrictions on the Company’s ability to incur additional indebtedness, encumber its assets, sell its assets, or pay dividends. As of September 30, 2003, LII was in compliance with all covenant requirements and LII believes that cash flow from operations, as well as available borrowings under its revolving credit facility, will be sufficient to fund its operations for the foreseeable future. The Company has included in cash and cash equivalents in the accompanying consolidated balance sheet, as of September 30, 2003, $34.8 million of restricted cash related to letters of credit.

8. Accounts and Notes Receivable:

     Accounts and Notes Receivable have been shown net of allowance for doubtful accounts of $21.3 million and $23.1 million, and net of accounts receivable sold under a revolving asset securitization arrangement of $86.0 million and $99.0 million as of September 30, 2003 and December 31, 2002, respectively. In addition, approximately $170.3 million and $106.2 million of accounts receivable as reported in the accompanying consolidated balance sheets at September 30, 2003 and December 31, 2002, respectively, represent retained interests in securitized receivables that have restricted disposition rights per the terms of the asset securitization agreement and would not be available to satisfy obligations to creditors. The change since December 31, 2002 is a function of seasonally higher sales in the second and third quarters. The Company has no significant concentration of credit risk within its accounts and notes receivable.

9. Divestitures:

     In August 2003, the Company sold the assets of its Electrical Products Division business for $4.5 million in cash. The sale resulted in a pre-tax gain of approximately $2.4 million that is included in (gains) losses and other expenses. The revenues and results of operations of the business were immaterial for all prior periods.

     In March 2003, the Company sold the net assets of a heating, ventilation and air conditioning (“HVAC”) distributor included in the residential heating and cooling segment for $4.6 million in cash and notes. The sale resulted in a pre-tax loss of approximately $0.8 million that is included in (gains) losses and other expenses. The revenues and results of operations of the distributor were immaterial for all prior periods.

10. Earnings per Share:

     Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net income by the sum of the weighted average number of shares and the number of equivalent shares assumed outstanding, if dilutive, under the Company’s stock-based compensation plans. As of September 30, 2003, the Company had 61,738,166 shares outstanding of which 3,043,916 were held as treasury shares. Diluted earnings per share are computed as follows (in millions, except per share data):

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income (loss)	$27.7	$27.6	$60.5	$(195.4)

Weighted average shares outstanding	58.5	57.6	58.2	57.2
Effect of diluted securities attributable to stock options and performance share awards	2.0	1.8	1.7	1.6

Weighted average shares outstanding, as adjusted	60.5	59.4	59.9	58.8

Diluted earnings (loss) per share	$0.46	$0.46	$1.01	$(3.32)

     At September 30, 2003 and 2002, options to purchase 2,597,448 and 1,993,181 shares of common stock, respectively, at prices ranging from $16.21 to $49.63 per share were outstanding but were not included in the year-to-date diluted earnings per share calculation because the assumed exercise of such options would have been anti-dilutive. The Company’s convertible notes were not considered in the diluted earnings per share calculation because the required trading prices of either the Company’s common stock or the convertible notes to allow conversion of such notes had not been met as of the reporting period. The notes are convertible into approximately 8 million shares.

11. Comprehensive Income (Loss):

     Comprehensive income (loss), net of income taxes, is computed as follows (in millions):

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income (loss)	$27.7	$27.6	$60.5	$(195.4)
Foreign currency translation adjustments	(0.6)	(10.4)	45.0	7.1
Cash flow hedges	(0.8)	(2.0)	0.5	1.7
Minimum pension liability	—	—	(2.3)	—
Unrealized gains on securities	0.9	—	9.3	—

Total comprehensive income (loss)	$27.2	$15.2	$113.0	$(186.6)

12. Restructuring Charges:

     Retail Restructuring Program. A summary of other exit costs associated with the Retail Restructuring Program is as follows (in millions):

	Balance				Balance
	December 31,	New	Cash	Other	September 30,
	2002	Charges	Payments	Changes	2003

Other exit costs	$3.7	$—	$(3.3)	$—	$0.4

     The $0.4 million in other exit costs existing at September 30, 2003 represents lease payments and other exit costs that are expected to be fully paid during 2003.

     Manufacturing and Distribution Restructuring Program. A summary of the severance and other exit costs associated with the Manufacturing and Distribution Restructuring Program is included in the following table (in millions):

	Balance				Balance
	December 31,	New	Cash	Other	September 30,
	2002	Charges	Payments	Changes	2003

Severance and benefits	$2.0	$0.3	$(1.0)	$(0.3)	$1.0
Other exit costs	1.3	—	(0.8)	—	0.5

Total	$3.3	$0.3	(1.8)	$(0.3)	$1.5

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

     Engineered Machine Tool Business Restructuring Program. A summary of the severance and other exit costs associated with the Engineered Machine Tool Business Restructuring Program is included in the following table (in millions):

	Balance				Balance
	December 31,	New	Cash	Other	September 30,
	2002	Charges	Payments	Changes	2003

Severance and benefits	$0.9	$—	$(0.8)	$—	$0.1
Other exit costs	2.1	—	(1.6)	—	0.5

Total	$3.0	$—	$(2.4)	$—	$0.6

     The other exit costs consist of contractual lease and contract takeover obligations that will be settled in cash payments through November 2005.

13. Goodwill:

     On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” and recorded a $285.7 million impairment of goodwill ($249.2 million, net of tax). During the first quarter of 2003, the Company performed its annual goodwill impairment test and determined that no further goodwill impairment charge was necessary. The changes in the carrying amount of goodwill for the nine months ended September 30, 2003, in total and by segment, are as follows (in millions):

	Balance			Balance
	December 31,	Goodwill	Foreign Currency	September 30,
Segment	2002	Impairment	Translation & Other	2003

Residential	$27.1	$—	$(1.0)	$26.1
Commercial	25.9	—	1.6	27.5

Heating and Cooling	53.0	—	0.6	53.6
Service Experts	307.5	—	12.2	319.7
Refrigeration	60.3	—	6.3	66.6

Total	$420.8	$—	$19.1	$439.9

     The change in the residential segment includes $(0.8) million allocated to the divestiture of the HVAC distributor discussed in Note 9.

14. Investments in Affiliates:

     For the joint ventures with Outokumpu Oyj and LII’s other joint venture investments, the Company records its equity in the earnings of the joint ventures as a component of selling, general and administrative expense in the accompanying Consolidated Statements of Operations.

15. Contingencies:

     The Company is involved in various claims and lawsuits incidental to its business. In addition, the Company and its subsidiary Heatcraft Inc. have been named in four lawsuits in connection with its former heat transfer operations. The lawsuits allege personal injury resulting from alleged emissions of trichloroethylene, dichloroethylene and vinyl chloride and other unspecified emissions from the South Plant in Grenada, Mississippi, previously owned by Heatcraft Inc. It is not possible to predict with certainty the outcome of these matters; however, based on present knowledge, management believes that it is unlikely that resolution of these matters will result in a material liability for the Company. As of September 30, 2003, no accrual has been made for these matters.

     The Company has issued guarantees to third parties in conjunction with the sale of Company assets and divestiture of businesses. These guarantees indemnify the respective buyers against certain liabilities that may arise in connection with the sales transactions and business activities prior to the closing of the sale. These indemnification obligations typically pertain to breach of representations and warranties and environmental and tax liabilities. Liabilities recognized at September 30, 2003 related to these guarantees are approximately $3.5 million. The maximum obligation under these guaranties is not determinable. No assets are held as collateral and no specific recourse provisions exist.

16. New Accounting Standards:

     In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” This EITF establishes the criteria for recognizing revenue in arrangements when several items are bundled into one agreement. EITF 00-21 does not allow revenue recognition unless the fair value of the undelivered element(s) is available and the element has stand-alone value to the customer. EITF 00-21 also provides guidance on allocating the total contract revenue to the individual elements based upon the available fair value of each deliverable. The consensus was effective for all arrangements entered into after June 30, 2003. The adoption of the consensus did not have a material effect on the Company’s financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     The Company participates in four reportable business segments of the heating, ventilation, air conditioning and refrigeration (“HVACR”) industry. The first reportable segment is residential heating and cooling, in which LII manufactures and markets a full line of heating, air conditioning and hearth products for the residential replacement and new construction markets in the United States and Canada. The second reportable segment is commercial heating and cooling, in which LII manufactures and sells primarily rooftop products and related equipment for light commercial applications. Combined, the residential and commercial heating and cooling segments form LII’s heating and cooling business. The third reportable segment is Service Experts, which includes sales and installation of, and maintenance and repair services for, HVAC equipment by approximately 185 LII-owned service centers in the United States and Canada. The fourth reportable segment is refrigeration, which consists of the manufacture and sale of unit coolers, condensing units and other commercial refrigeration products.

     On July 8, 2003, LII announced organizational changes and assignments in an effort to streamline the reporting of the Company’s four business segments. First, Scott J. Boxer was named President and Chief Operating Officer (“COO”) of Service Experts Inc. (“SEI”), the Company’s retail sales and service business. Mr. Boxer was formerly President of Lennox Industries Inc. and had also been serving as interim President of SEI since March 24, 2003. Second, Robert J. McDonough was named President and COO, Worldwide Heating and Cooling, encompassing the Company’s Lennox Industries Inc., North American Distributed Products (“NADP”) and European HVAC businesses. Mr. McDonough was formerly President, Worldwide Refrigeration. Third, Michael G. Schwartz was named President and COO, Worldwide Refrigeration, replacing Mr. McDonough. Mr. Schwartz was formerly President, NADP.

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

     LII’s customers include distributors, installing dealers, property owners, national accounts and original equipment manufacturers. The demand for LII’s products and services is influenced by national and regional economic and demographic factors, such as interest rates, the availability of financing, regional population and employment trends, new construction, general economic conditions and consumer confidence. In addition to economic cycles, demand for LII’s products and services is seasonal and dependent on the weather. Hotter than normal summers generate strong demand for replacement air conditioning and refrigeration products and colder than normal winters have the same effect on heating products. Conversely, cooler than normal summers and warmer than normal winters depress sales of HVACR products.

     The principal components of cost of goods sold in LII’s manufacturing operations are component costs, raw materials, factory overhead, labor and estimated costs of warranty expense. In LII’s Service Experts segment, the principal components of cost of goods sold are equipment, parts and supplies and labor. The principal raw materials used in LII’s manufacturing processes are copper, aluminum and steel. In instances where LII is unable to pass on to its customers increases in the costs of copper and aluminum, LII may enter into forward contracts for the purchase of those materials. Warranty expense is estimated based on historical trends and other factors. A discussion of the Company’s critical accounting policies is included in the 2002 Form 10-K.

     On January 1, 2002, LII adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”), and recorded a $285.7 million impairment of goodwill ($249.2 million, net of taxes). The impairment charge related primarily to the 1998 to 2000 acquisitions of LII’s Service Experts and hearth products operations, where lower than expected operating results occurred.

     LII’s fiscal year ends on December 31 of each year and its interim fiscal quarters are each comprised of 13 weeks. For convenience, throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the 13 week periods comprising each fiscal quarter are denoted by the last day of the calendar quarter.

Results of Operations

     The following table sets forth, as a percentage of net sales, statements of operations data for the three months and nine months ended September 30, 2003 and 2002:

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	66.9	68.7	66.7	68.5

Gross profit	33.1	31.3	33.3	31.5
Selling, general and administrative expense	26.7	25.1	28.1	26.6
(Gains) losses and other expenses	0.1	(1.1)	—	(0.4)
Restructurings	—	0.8	—	0.4

Income from operations	6.3	6.5	5.2	4.9
Interest expense, net	0.8	1.1	0.9	1.1
Other expense	0.1	—	—	—

Income before income taxes and cumulative effect of accounting change	5.4	5.4	4.3	3.8
Provision for income taxes	2.1	2.0	1.7	1.5

Income before cumulative effect of accounting change	3.3	3.4	2.6	2.3
Cumulative effect of accounting change	—	—	—	(10.7)

Net income (loss)	3.3%	3.4%	2.6%	(8.4)%

     The following table sets forth net sales by business segment and geographic market (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2003		2002		2003		2002

	Amount	%	Amount	%	Amount	%	Amount	%

Business Segment:
Residential	$367.7	43.8%	$342.5	41.8%	$1,038.8	45.0%	$965.1	41.6%
Commercial	151.7	18.1	126.3	15.5	376.6	16.3	328.1	14.1

Heating and Cooling	519.4	61.9	468.8	57.3	1,415.4	61.3	1,293.2	55.7
Service Experts	251.3	29.9	251.6	30.7	691.7	30.0	708.1	30.5
Refrigeration	96.8	11.5	92.8	11.3	284.3	12.3	273.2	11.8
Corporate and other	—	—	33.1	4.0	—	—	128.2	5.5
Eliminations	(28.4)	(3.3)	(27.5)	(3.3)	(83.3)	(3.6)	(81.3)	(3.5)

Total net sales	$839.1	100.0%	$818.8	100.0%	$2,308.1	100.0%	$2,321.4	100.0%

Geographic Market:
U.S	$647.8	77.2%	$640.6	78.2%	$1,780.1	77.1%	$1,830.4	78.8%
International	191.3	22.8	178.2	21.8	528.0	22.9	491.0	21.2

Total net sales	$839.1	100.0%	$818.8	100.0%	$2,308.1	100.0%	$2,321.4	100.0%

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Net Sales

     Net sales increased $20.3 million, or 2.5%, to $839.1 million for the three months ended September 30, 2003 from $818.8 million for the comparable period in 2002. Adjusted for the favorable impact of foreign currency translation, net sales declined 0.5% compared to the same period last year. Higher net sales in the residential and commercial heating and cooling segments and in the refrigeration segment were partially offset by the absence of net sales from the Company’s former heat transfer business segment, 55 percent of which was sold to Outokumpu during the third quarter of 2002, and the wind-down of the Company’s engineered machine tool business. The Company currently reports the historical results of operations of its former heat transfer business segment in the “Corporate and other” business segment. Adjusting for the loss of $33.1 million of net sales from the Company’s former heat transfer business segment and $24.4 million favorable impact of foreign currency translation, net sales increased $29.0 million, or 3.7%, for the three months ended September 30, 2003 compared to the three months ended September 30, 2002 as shown in the following table (dollars in millions):

	Three Months Ended
	September 30,

	2003	2002	$ Change	% Change

Net sales, as reported	$839.1	$818.8	$20.3	2.5%
Net sales from former heat transfer business segment	—	(33.1)	33.1
Impact of foreign currency translation	(24.4)	—	(24.4)

Net sales, as adjusted	$814.7	$785.7	$29.0	3.7%

     Net sales in the residential heating and cooling business segment increased $25.2 million, or 7.4%, to $367.7 million for the three months ended September 30, 2003 from $342.5 million for three months ended September 30, 2002. Adjusted for the impact of foreign currency translation, net sales increased 5.8%, or $19.7 million, compared to the three months ended September 30, 2002. Net sales increases were achieved by the Company’s Lennox and Ducane brands of home comfort equipment and hearth products business, all of which experienced sales increases ranging from 10 to 25% for the three months ended September 30, 2003 compared to the same period last year. Higher net sales of the Company’s Lennox brand of home comfort equipment were due primarily to favorable cooling season weather in many key markets, customer acceptance of new products and strength in the residential new construction market driven primarily by lower interest rates. Higher net sales of the Company’s Ducane brand of home comfort equipment were due primarily to expanded distribution. Higher net sales in the Company’s hearth products business were due primarily to higher sales to new and existing customers and strength in the residential new construction market. According to the Air-Conditioning and Refrigeration Institute (“ARI”), U.S. factory shipments of unitary air conditioners and heat pumps were up 4% in the third quarter of 2003 compared to the same period in 2002.

     Net sales in the commercial heating and cooling business segment increased $25.4 million, or 20.1%, to $151.7 million for the three months ended September 30, 2003 compared to the three months ended September 30, 2002. After adjusting for the impact of foreign currency translation, net sales increased $19.7 million, or 15.6%, compared to the three months ended September 30, 2002. The higher net sales were driven primarily by increased domestic sales to new and existing national accounts, as well as higher sales to commercial mechanical contractors. Net sales were also higher in the Company’s European operations for the three months ended September 30, 2003 compared to the same period last year; however, most of the increase was due to the favorable impact of foreign currency translation.

     Net sales in the Service Experts business segment were $251.3 million for the three months ended September 30, 2003, relatively flat compared to net sales of $251.6 million for the same period a year ago. However, net sales declined 2.5% after adjusting for the impact of foreign currency translation. Compared to the three months ended September 30, 2002, slightly higher net sales in the service and replacement businesses and the residential new construction business were offset by lower net sales in the commercial new construction business due in part to price competition, sluggish commercial construction starts and unfavorable weather in certain sales areas.

     Refrigeration business segment net sales increased $4.0 million, or 4.3%, to $96.8 million for the three months ended September 30, 2003 compared to the three months ended September 30, 2002. However, after adjusting for the impact of foreign currency translation, net sales decreased $4.2 million, or 4.5%, for the three months ended September 30, 2003 compared to the same period in 2002. The sales decline, after adjusting for the impact of foreign currency translation, was due primarily to continued depressed domestic and international market demand from retail customers.

Gross Profit

     Gross profit was $277.7 million for the three months ended September 30, 2003 compared to $256.1 million for the three months ended September 30, 2002, an increase of $21.6 million. Gross profit margin improved 1.8% to 33.1% for the three months ended September 30, 2003 from 31.3% for the comparable period in the prior year. Gross profit margin improved in the Company’s residential heating and cooling, commercial heating and cooling and refrigeration business segments.

     In the Company’s residential heating and cooling business segment, gross profit margins improved 1.1% for the three months ended September 30, 2003 compared to the same period last year due primarily to higher volumes, a favorable mix of higher-margin premium products and improved hearth products performance. Gross profit margins improved 3.2% in the Company’s commercial heating and cooling business segment over the same period due to higher volumes, increased factory productivity and the benefits of reducing excess international manufacturing capacity. In the Company’s Service Experts business segment, gross profit margin declined 1.5% over the same period due primarily to lower margins in the service and replacement and residential new construction businesses, higher costs in the commercial new construction business, and inventory valuation adjustments. In the Company’s refrigeration business segment, gross profit margin improved 4.2% over the same period due to purchasing savings and lower overhead in the Company’s domestic operations and purchasing savings in the Company’s Asia Pacific operations. The absence of lower margin business from the Company’s former heat transfer business segment also contributed to the gross profit margin improvement for the three months ended September 30, 2003 compared to the same period last year. LIFO (last in, first out) inventory liquidations did not have a material impact on gross profit margins.

Selling, General and Administrative Expense

     Selling, general and administrative (“SG&A”) expenses were $223.8 million for the three months ended September 30, 2003, an increase of $18.1 million, or 8.8%, from $205.7 million for the three months ended September 30, 2002. The increase in SG&A expenses was due primarily to unfavorable foreign currency translation, cost increases in overhead expenses and higher freight, distribution and marketing expenses. As a percentage of total net sales, SG&A expenses increased to 26.7% for the three months ended September 30, 2003 from 25.1% compared to the same period a year ago, of which 0.4% was due to the revenue decline caused by the sale of the former heat transfer business segment.

(Gains) Losses and Other Expenses

     (Gains) losses and other expenses were a net pre-tax expense of $1.0 million for the three months ended September 30, 2003 which included $3.4 million for pre-tax expenses related to the heat transfer joint venture agreement the Company entered into with Outokumpu during the third quarter of 2002 partially offset by a $2.4 million pre-tax gain on the sale of the Company’s Electrical Products Division. During the third quarter of 2002, (gains) losses and other expenses totaled a net pre-tax gain of $8.9 million which included a $12.5 million net pre-tax gain on the sale of a 55 percent interest in the Company’s former heat transfer business segment to Outokumpu partially offset by a $3.6 million pre-tax loss on the sale of the Company’s 50% ownership interest in its Fairco S.A. joint venture in Argentina to the joint venture partner.

Restructurings

     Pre-tax restructuring charges of $6.7 million for the three months ended September 30, 2002 included $6.5 million of charges related to the Company’s decision to wind-down its engineered machine tool business, a residual portion of the former heat transfer business segment which does not fit with the Company’s strategic focus and was not included in the joint ventures with Outokumpu formed during the third quarter of 2002.

Interest Expense, Net

     Interest expense, net, for the three months ended September 30, 2003 decreased $2.0 million, or 22.5%, from $8.9 million for the three months ended September 30, 2002. The lower interest expense resulted from lower average debt levels. As of September 30, 2003, total debt of $372.8 million was $37.2 million lower than total debt as of September 30, 2002.

Other Expense (Income)

     Other expense (income) was expense of $0.6 million for the three months ended September 30, 2003 compared to income of $0.2 million for the same period last year. Other expense (income) includes foreign currency exchange gains, which relate principally to the Company’s operations in Canada, Australia and Europe, and expenses related to minority interest holders.

Provision for Income Taxes

     The provision for income taxes was $17.7 million for the three months ended September 30, 2003 compared to $16.3 million for the three months ended September 30, 2002. The effective tax rate was 39.0% and 37.1% for the three months ended September 30, 2003 and 2002, respectively. The increase in the quarterly effective tax rate is due primarily to the prior year quarter including the year-to-date impact of a change in the estimated 2002 annual effective rate from approximately 41% to 39%. These effective rates differ from the statutory federal rate of 35% principally due to state and local taxes, foreign operating losses for which no tax benefits have been recognized and foreign taxes at rates other than 35%.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Net Sales

     Net sales decreased $13.3 million, or 0.6%, to $2,308.1 million for the nine months ended September 30, 2003 from $2,321.4 million for the comparable period in 2002. Adjusted for the favorable impact of foreign currency translation, net sales declined 3.3% compared to the same period last year. The net sales decline was attributable to the absence of net sales from the Company’s former heat transfer business segment, 55 percent of which was sold to Outokumpu during the third quarter of 2002, lower net sales in the Company’s Service Experts business segment and the wind-down of the Company’s engineered machine tool business. The Company currently reports the historical results of operations of its former heat transfer business segment in the “Corporate and other” business segment. Adjusting for the loss of $128.2 million of net sales from the Company’s former heat transfer business segment and $64.0 million favorable impact of foreign currency translation, net sales increased $50.9 million, or 2.3%, for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 as shown in the following table (dollars in millions):

	Nine Months Ended
	September 30,

	2003	2002	$ Change	% Change

Net sales, as reported	$2,308.1	$2,321.4	$(13.3)	(0.6%)
Net sales from former heat transfer business segment	—	(128.2)	128.2
Impact of foreign currency translation	(64.0)	—	(64.0)

Net sales, as adjusted	$2,244.1	$2,193.2	$50.9	2.3%

     Net sales in the residential heating and cooling business segment increased $73.7 million, or 7.6%, to $1,038.8 million for the nine months ended September 30, 2003 from $965.1 million for nine months ended September 30, 2002. Adjusted for the impact of foreign currency translation, net sales increased 6.4%, or $62.1 million, compared to the nine months ended September 30, 2002. Net sales increases were achieved by all of the Company’s home comfort equipment brands, including hearth products, for the nine months ended September 30, 2003 compared to the same period last year. These net sales increases were due primarily to favorable cooling season weather in many key markets, customer acceptance of new products, expanded distribution and strength in the residential new construction market driven primarily by lower interest rates. For example, according to the National Oceanic and Atmospheric Administration’s Climate Prediction Center, total U.S. cooling degree days, on a population-weighted basis, were 4% above normal year-to-date through September 2003.

     Net sales in the commercial heating and cooling business segment increased $48.5 million, or 14.8%, to $376.6 million for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. After adjusting for the impact of foreign currency translation, net sales increased $28.8 million, or 8.8%, compared to the nine months ended September 30, 2002. The higher net sales were driven primarily by higher domestic sales to new and existing national account customers as well as higher sales to commercial mechanical contractors. Net sales were also higher in the Company’s European operations for the nine months ended September 30, 2003 compared to the same period last year; however, most of the increase was due to the favorable impact of foreign currency translation.

     Net sales in the Service Experts business segment were $691.7 million for the nine months ended September 30, 2003, a decrease of $16.4 million, or 2.3%, from $708.1 million for the same period a year ago. The sales decline was 4.2% after adjusting for the impact of foreign currency translation. The sales decline was entirely in the commercial new construction business due in part to price competition, sluggish commercial construction starts and unfavorable weather in certain sales areas. Compared to the nine months ended September 30, 2002, net sales were slightly higher in the service and replacement businesses and the residential new construction business.

     Refrigeration business segment net sales increased $11.1 million, or 4.1%, to $284.3 million for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. However, after adjusting for the impact of foreign currency translation, net sales decreased $10.7 million, or 3.9%, for the nine months ended September 30, 2003 compared to the same period in 2002. The sales decline, after adjusting for the impact of foreign currency translation, was due primarily to depressed domestic and international market demand from retail customers.

Gross Profit

     Gross profit was $768.5 million for the nine months ended September 30, 2003 compared to $730.8 million for the nine months ended September 30, 2002, an increase of $37.7 million. Gross profit margin improved 1.8% to 33.3% for the nine months ended September 30, 2003 from 31.5% for the comparable period in the prior year. Gross profit margin improved in the Company’s residential heating and cooling, commercial heating and cooling and refrigeration business segments.

     In the Company’s residential heating and cooling business segment, gross profit margins improved 1.0% for the nine months ended September 30, 2003 compared to the same period in 2002 due primarily to higher volumes, a favorable mix of higher-margin premium products and improved hearth products performance. In the Company’s commercial heating and cooling business segment, gross profit margin improved 2.0% over the same period due to higher volumes, increased factory productivity and the benefits of reducing excess international manufacturing capacity. Gross profit margins declined 0.6% over the same period in the Company’s Service Experts business segment due to lower margins in the new construction and service and replacement businesses, higher costs in the commercial new construction business, and inventory valuation adjustments. In the Company’s refrigeration business segment, gross profit margin improved 2.2% over the same period due to purchasing savings and lower overhead in the Company’s domestic operations and purchasing savings in the Company’s Asia Pacific operations. The absence of lower margin business from the Company’s former heat transfer business segment also contributed to the gross profit margin improvement for the nine months ended September 30, 2003 compared to the same period last year. LIFO (last in, first out) inventory liquidations did not have a material impact on gross profit margins.

SG&A Expense

     SG&A expenses were $646.8 million for the nine months ended September 30, 2003, an increase of $28.5 million, or 4.6%, from $618.3 million for the nine months ended September 30, 2002. The increase in SG&A expenses was due primarily to unfavorable foreign currency translation, cost increases in overhead expenses, higher freight, distribution and marketing expenses and higher reserves for bad debt. As a percentage of total net sales, SG&A expenses increased to 28.1% for the nine months ended September 30, 2003 from 26.6% compared to the same period a year ago, of which 0.7% was due to the revenue decline caused by the sale of the former heat transfer business segment.

(Gains) Losses and Other Expenses

     (Gains) losses and other expenses were a net pre-tax expense $1.9 million for the nine months ended September 30, 2003 which included $3.4 million for pre-tax expenses related to the heat transfer joint venture agreement the Company entered into with Outokumpu during the third quarter of 2002, pre-tax expenses totaling $2.6 million from the loss on the sale of a HVAC distributor in the Company’s residential heating and cooling business segment and other expenses partially offset by a $2.4 million pre-tax gain on the sale of the Company’s Electrical Products Division and a $1.7 million pre-tax gain on the sale of a manufacturing facility in Europe in the Company’s refrigeration business segment. For the nine months ended September 30, 2002, (gains) losses and other expenses totaled a net pre-tax gain of $8.9 million which included a $12.5 million net pre-tax gain on the sale of a 55 percent interest in the Company’s former heat transfer business segment to Outokumpu partially offset by a $3.6 million pre-tax loss on the sale of the Company’s 50% ownership interest in its Fairco S.A. joint venture in Argentina to the joint venture partner.

Restructurings

     Pre-tax restructuring charges for the nine months ended September 30, 2002 were $8.6 million. Of these charges, $2.1 million related to the manufacturing and distribution restructuring program which was initiated in the fourth quarter of 2001 and principally included personnel termination charges in the Company’s residential segment, the relocation of production lines and net gains upon disposal of certain impaired assets. The remaining $6.5 million of these charges related to the Company’s engineered machine tool business restructuring program which was initiated in the third quarter of 2002, and included personnel termination charges and other exit costs in the Company’s former heat transfer business segment.

Interest Expense, Net

     Interest expense, net, for the nine months ended September 30, 2003 decreased $3.2 million, or 12.8%, from $25.0 million for the nine months ended September 30, 2002. The lower interest expense resulted from lower average debt levels. As of September 30, 2003, total debt of $372.8 million was $37.2 million lower than total debt as of September 30, 2002.

Other Expense (Income)

     Other expense (income) was income of $1.2 million for the nine months ended September 30, 2003 compared to income of $0.6 million for the same period in 2002. Other expense (income) includes foreign currency exchange gains, which relate principally to the Company’s operations in Canada, Australia and Europe, and expenses related to minority interest holders.

Provision for Income Taxes

     The provision for income taxes was $38.7 million for the nine months ended September 30, 2003 compared to $34.6 million for the nine months ended September 30, 2002. The effective tax rate was 39.0% and 39.1% for the nine months ended September 30, 2003 and 2002, respectively. These effective rates differ from the statutory federal rate of 35% principally due to state and local taxes, foreign operating losses for which no tax benefits have been recognized and foreign taxes at rates other than 35%.

Cumulative Effect of Accounting Change

     The cumulative effect of accounting change represents an after-tax, non-cash, goodwill impairment charge of $249.2 million for the nine months ended September 30, 2002. This charge resulted from the adoption of SFAS No. 142 which became effective January 1, 2002 and requires that goodwill and other intangible assets with an indefinite useful life no longer be amortized as expenses of operations but rather be tested for impairment upon adoption and at least annually by applying a fair-value-based test. During the first quarter of 2002, LII conducted such fair-value-based tests and recorded a pre-tax goodwill impairment charge of $285.7 million. The charge primarily relates to the Company’s Service Experts and residential heating and cooling business segments. The tax benefit of this charge was $36.5 million. During the first quarter of 2003, LII performed its annual goodwill impairment test and determined that no further goodwill impairment charge was necessary.

Liquidity and Capital Resources

     LII’s working capital and capital expenditure requirements are generally met through internally generated funds and bank lines of credit.

     During the first nine months of 2003, net cash provided by operating activities was $17.9 million compared to $117.3 million provided by operating activities in 2002. The change is primarily due to reducing the Company’s asset securitization arrangement by $13 million in 2003 versus utilizing the arrangement for $16.7 million in 2002, inventory buildup driven by low field inventory levels and overall increased use of working capital supporting sales growth. Net cash used in investing activities in 2003 includes the proceeds from the sale of the net assets of a distributor, the sale of closed factories, and the sale of the assets of the Company’s Electrical Products Division business. Net cash provided by investing activities in 2002 includes the proceeds from the sale of 55 percent interest in the Company’s former heat transfer segment for $55 million in cash and notes. Net cash used in financing activities in 2002 reflects the Company’s private placement of $143.8 million of 6.25% convertible subordinated notes due 2009. The Company used the net proceeds of approximately $139 million to reduce its indebtedness under its revolving credit facility.

     Capital expenditures of $22.2 million and $19.9 million in the first nine months of 2003 and 2002, respectively, were primarily for production equipment in the North American residential and international refrigeration products manufacturing plants in 2003 and for the North American residential and heat transfer products manufacturing plants in 2002.

     The Company has bank lines of credit aggregating $255.1 million, of which $6.0 million was borrowed and outstanding, and $57.9 million was committed to standby letters of credit at September 30, 2003. The remaining $191.2 million was available for future borrowings, subject to covenant limitations. Included in the lines of credit is an international facility in the amount of $205 million governed by agreements between the Company and a syndicate of banks. In September 2003, the Company amended its former domestic facility to, among other things, base covenants on the financials of both domestic and foreign subsidiaries, extend the facility maturity date to September 2006 and reduce capacity from $270 million to $205 million. In October 2003, the facility capacity was increased to $225 million. The facility contains certain financial covenants and bears interest, at the Company’s option, at a rate equal to either (a) the greater of the bank’s prime rate or the federal funds rate plus 0.5% or (b) the London Interbank Offered Rate plus a margin equal to 1.0% to 2.5%, depending upon the ratio of total funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) as defined in the facility. The Company pays a facility fee, depending upon the ratio of total funded debt to EBITDA, equal to 0.25% to 0.50% of the capacity. The agreements place restrictions on the Company’s ability to incur additional indebtedness, encumber its assets, sell its assets, or pay dividends. As of September 30, 2003, LII was in compliance with all covenant requirements and LII believes that cash flow from operations, as well as available borrowings under its revolving credit facility, will be sufficient to fund its operations for the foreseeable future. The Company has included in cash and cash equivalents in the accompanying consolidated balance sheet, as of September 30, 2003, $34.8 million of restricted cash related to letters of credit.

     Under a revolving asset securitization arrangement, the Company had sold, at September 30, 2003 and 2002, respectively, $86.0 million and $159.8 million of receivables on a non-recourse basis. The receivables are sold at a discount from face value and this discount aggregated $2.6 million and $2.8 million through nine months of 2003 and 2002, respectively. The discount expense is shown as a component of selling, general and administrative expense in the Consolidated Statements of Operations. The Company has no significant concentration of credit risk among its diversified customer base.

Recent Accounting Pronouncements

     In January 2003, Financial Accounting Standards Board Interpretation No. 46 (“FIN No. 46”) , “Consolidation of Variable Interest Entities” was issued. The interpretation provides guidance on consolidating variable interest entities. The interpretation requires variable interest entities to be consolidated if the equity investment at risk is not sufficient to permit an entity to finance its activities without support from other parties or the equity investors lack certain specified characteristics.

     In October 2003, the Financial Accounting Standards Board deferred the effective date of FIN 46 for all variable interest entities to the first reporting period ending after December 15, 2003. The Company is continuing to review the provisions of FIN 46 to determine its impact, if any, on future reporting periods with respect to interests in variable interest entities, and does not currently anticipate any material accounting or disclosure requirement under the provisions of the interpretation.

Forward Looking Information

     This Report contains forward-looking statements and information that are based on the beliefs of LII’s management as well as assumptions made by and information currently available to management. All statements other than statements of historical fact included in this Report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements identified by the words “may,” “will,” “should,” “plan,” “predict,” “anticipate,” “believe,” “extend,” “estimate,” and “expect” and similar expressions. Such statements reflect LII’s current views with respect to future events, based on what it believes are reasonable assumptions; however, such statements are subject to certain risks, uncertainties and assumptions. These include, but are not limited to, warranty and product liability claims; ability to successfully complete and integrate acquisitions; ability to manage new lines of business; the consolidation trend in the HVACR industry; adverse reaction from customers to the Company’s acquisitions or other activities; the impact of the weather on business; competition in the HVACR business; increases in the prices of components and raw materials;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     LII’s results of operations can be affected by changes in exchange rates. Net sales and expenses in currencies other than the United States dollar are translated into United States dollars for financial reporting purposes based on the average exchange rate for the period. Net sales from outside the United States represented 22.9% and 21.2% of total net sales for the nine months ended September 30, 2003 and 2002, respectively. The major foreign currencies in which foreign currency risks exist are the Canadian Dollar, Euro and Australian Dollar. Historically, foreign currency transaction gains (losses) and functional foreign currency exposures have not had a material effect on LII’s overall operations.

     The Company enters into commodity futures contracts to stabilize prices to be paid for raw materials and parts containing high copper and aluminum content. These contracts are for quantities equal to, or less than, quantities expected to be consumed in future production. As of September 30, 2003, the Company had metal futures contracts maturing at various dates through March 31, 2004 with a fair value as an asset of $0.8 million.

Item 4. Controls and Procedures

     In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2003 to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

     There has been no change in the Company’s internal controls over financial reporting that occurred during the three months ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

Exhibit
Number		Description

3.1*	—	Restated Certificate of Incorporation of Lennox (Incorporated herein by reference to Exhibit 3.1 to Lennox’s Registration Statement on Form S-1 (Registration No. 333-75725)).

3.2*	—	Amended and Restated Bylaws of Lennox (Incorporated herein by reference to Exhibit 3.2 to Lennox’s Registration Statement on Form S-1 (Registration No. 333-75725)).

4.1*	—	Specimen stock certificate for the Common Stock, par value $.01 per share, of Lennox (Incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-75725)).

10.1	—	Amended and Restated Revolving Credit Facility Agreement dated as of September 11, 2003 among Lennox International Inc., the lenders listed thereto, JPMorgan Chase Bank, Bank of Nova Scotia, The Bank of Tokyo-Mitsubishi, Ltd. and Wells Fargo Bank Texas, N.A. (filed herewith).

10.2	—	Amendment No. 1 to Receivables Purchase Agreement dated as of September 11, 2003 among LPAC Corp. II, Lennox Industries, Jupiter Asset Securitization Corporation, The Financial Institutions from time to time parties thereto, and Bank One, NA (filed herewith).

10.3	—	Amendment No. 1 to Receivables Sale Agreement dated as of September 11, 2003 among Armstrong Air Conditioning Inc., Lennox Hearth Products Inc. and LPAC Corp. II (filed herewith).

12.1	—	Computation of Ratio of Earnings to Fixed Charges (filed herewith).

31.1	—	Certification of the principal executive officer (filed herewith).

31.2	—	Certification of the principal financial officer (filed herewith).

32.1	—	Certification of the principal executive officer and the principal financial officer of the Company pursuant to 18 U.S.C. Section 1350 (filed herewith).

*	Incorporated herein by reference as indicated.

Reports on Form 8-K

During the three-month period ending September 30, 2003, the Company filed or furnished one Current Report on Form 8-K dated July 22, 2003 and filed July 23, 2003 reporting under Item 9 — Regulation FD Disclosure a press release reporting the Company’s financial results for the quarter ended June 30, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LENNOX INTERNATIONAL INC

Date: November 13, 2003	/s/	Richard A. Smith

Richard A. Smith
Chief Financial Officer