Form 10-K
period 2003-12-31
LENNOX INTERNATIONAL INC
filed 2004-10-21
CIK 1069202

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number 001-15149

Lennox International Inc.

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	42-0991521 (I.R.S. Employer Identification Number)

2140 Lake Park Blvd.

Richardson, Texas 75080
(Address of principal executive offices, including zip code)

(Registrant’s telephone number, including area code): (972) 497-5000

Securities Registered Pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered

Common Stock, $.01 par value per share	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act: None

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes     ☐ No     ☑

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is accelerated filer (as defined in Rule 12b-2 of the Act.) Yes     ☑ No     ☐

          As of June 30, 2004, there were 60,130,582 shares of the registrant’s Common Stock outstanding, and the aggregate market value of the Common Stock held by non-affiliates of the registrant was $737,987,789 based on the closing price of the Common Stock on the New York Stock Exchange Composite Transactions on such date.*

*	Excludes the Common Stock held by the registrant’s executive officers, directors and stockholders whose ownership exceeds 5% of the Common Stock outstanding at June 30, 2004. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

LENNOX INTERNATIONAL INC.

INTRODUCTORY NOTE

      Lennox International Inc. (“LII” or the “Company”) is filing this Annual Report on Form 10-K to reflect the audited consolidated financial statements for the years ended December 31, 2003 and 2001, and the audited restatement of its consolidated financial statements for the year ended December 31, 2002. The Company identified adjustments through the current date that were required to be recorded, which reduced previously reported after-tax income by a total of $7.0 million, cumulative for the years 1999 through 2003. Of this amount, $7.6 million was additional income in 2003. The impact on net income for the years ended December 31, 2002 and 2001 was $9.0 million and $1.0 million of additional expense, respectively. In addition, approximately $4.6 million of adjustments were identified for years prior to 2001. As the Consolidated Financial Statements for 2001 and prior years were not materially affected by the adjustments, no adjustments have been made to the Company’s fiscal 2001 Consolidated Financial Statements. The impact for 2001 and prior years is included as an adjustment to March 31, 2002 net income.

      The following discussion details the public disclosures LII has made during this period regarding the restatement and the subsequent delay in filing this Annual Report on Form 10-K:

•	On February 5, 2004, LII furnished a Current Report on Form 8-K that included a press release issuing preliminary unaudited financial results for the fourth quarter and full-year of 2003.

•	On March 11, 2004, LII furnished a Current Report on Form 8-K that included a press release announcing that its previously announced unaudited earnings for 2003 would be revised pending completion of an internal inquiry being conducted by the Audit Committee of LII’s Board of Directors due to accounting irregularities at certain Canadian service centers within the Company’s Service Experts business segment.

•	On March 15, 2004, LII filed a notification of late filing on Form 12b-25, disclosing that LII was delaying the filing of its Annual Report on Form 10-K and the issuance of audited consolidated financial statements for the year ended December 31, 2003, pending the resolution of the internal inquiry.

•	On May 11, 2004, LII filed a notification of late filing on Form 12b-25, disclosing that LII was delaying the filing of its Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, pending the resolution of the internal inquiry.

•	On July 8, 2004, LII furnished a Current Report on Form 8-K that included a press release announcing the findings of the independent review by the Audit Committee of LII’s Board of Directors and identified downward adjustments of approximately $7 million to LII’s previously reported cumulative earnings for the years 1999 through 2003.

•	On August 9, 2004, LII filed notification of late filing on Form 12b-25, disclosing that LII was delaying the filing of its Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, pending review and finalization of the appropriate treatment of the accounting adjustments with its external auditors.

•	On August 18, 2004, LII reported first and second quarter 2004 earnings results and held a publicly accessible teleconference call to discuss the quarterly results. During the teleconference, LII indicated the investigation was complete and that it would file its Annual Report on Form 10-K for 2003 and its Quarterly Reports on Form 10-Q for the first and second quarters of 2004 with the SEC as soon as possible.

      The Consolidated Financial Statements and financial information contained in LII’s Annual Report on Form 10-K for 2002 and its Quarterly Reports on Form 10-Q for the years 2002 and 2003 have been revised in this 10-K filing to reflect the restatement adjustments described in Note 3, “Restatement of 2002 Financial Statements and Additional Information for 2003” of the accompanying Consolidated Financial Statements. LII does not intend to amend its Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by the restatement that ended prior to December 31, 2003. As a result, the financial statements and related information contained in such reports should no longer be relied upon.

i

LENNOX INTERNATIONAL INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2003

INDEX

		Page

	Introductory Note	i
PART I
ITEM 1.	Business	1
ITEM 2.	Properties	11
ITEM 3.	Legal Proceedings	12
ITEM 4.	Submission of Matters to a Vote of Security Holders	12
PART II
ITEM 5.	Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities	13
ITEM 6.	Selected Financial Data	13
ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk	32
ITEM 8.	Financial Statements and Supplementary Data	33
ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	77
ITEM 9A.	Controls and Procedures	77
PART III
ITEM 10.	Directors and Executive Officers of the Registrant	79
ITEM 11.	Executive Compensation	80
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management	80
ITEM 13.	Certain Relationships and Related Transactions	81
ITEM 14.	Principal Accounting Fees and Services	81
PART IV
ITEM 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	81
First Amendment to Amended and Restated Credit Facility Agreement
Fourth Amendment to Second Amended and Restated Receivable Purchase Agreement
First Omnibus Amendment to Transaction Documents
Assignment and Assumption Agreement
Amendment No. 2 to Receivables Purchase Agreement
Computation of Ratio of Earnings to Fixed Charges
Subsidiaries of LII
Consent of KPMG LLP
Certification of the Principal Executive Officer
Certification of the Principal Financial Officer
Certification of the Principal Executive Officer and the Principal Financial Officer
Information Regarding the Directors of the Company
Executive Compensation Information
Beneficial Ownership of Common Stock
Principal Accounting Fees and Services

ii

PART I

Item 1.  Business

The Company

      Lennox International Inc. and its subsidiaries is a leading global provider of climate control solutions. The Company designs, manufactures and markets a broad range of products for the heating, ventilation, air conditioning and refrigeration (“HVACR”) markets. LII has leveraged its expertise to become an industry leader known for product innovation, quality and reliability. The Company’s products and services are sold through multiple distribution channels under well-established brand names including “Lennox,” “Armstrong Air,” “Ducane,” “Bohn,” “Larkin,” “Advanced Distributor Products,” “Service Experts” and others.

      Shown below are the Company’s four business segments, the key products and brand names within each segment and 2003 net sales by segment. Segment financial data for the years 2001 through 2003, including financial information about foreign and domestic operations, is included in Note 4 of the Notes to Consolidated Financial Statements on pages 51 through 54 herein.

Segment	Products/Services	Brand Names	2003 Net Sales

			(In Millions)
Residential Heating & Cooling	Furnaces, air conditioners, heat pumps, packaged heating and cooling systems, indoor air quality equipment; pre-fabricated fireplaces and free standing stoves	Lennox, Armstrong Air, Ducane, Aire-Flo, Concord, Magic-Pak, Advanced Distributor Products (ADP), Superior, Whitfield, Security Chimneys	$1,358.7
Commercial Heating & Cooling	Unitary heating and air conditioning equipment and applied systems	Lennox	508.4

Total Heating & Cooling			1,867.1
Service Experts	Sales, installation and service of residential and light commercial heating and cooling equipment	Service Experts, various individual service center names	937.1
Refrigeration	Chillers, condensing units, unit coolers, fluid coolers, air cooled condensers and air handlers	Bohn, Larkin, Climate Control, Chandler Refrigeration, Friga-Bohn, HK Refrigeration, Kirby, Heatcraft Worldwide Refrigeration, Lovelocks, Frigus-Bohn	387.2
Eliminations			(106.3)

		Total	$3,085.1

      The Company was founded in 1895 in Marshalltown, Iowa when Dave Lennox, the owner of a machine repair business for the railroads, successfully developed and patented a riveted steel coal-fired furnace, which was substantially more durable than the cast iron furnaces used at the time. The manufacturing of these furnaces had grown into a significant business and was diverting the Lennox Machine Shop from its core business. As a result, in 1904, a group of investors headed by D.W. Norris bought the furnace business and named it the Lennox Furnace Company. Over the years, D.W. Norris ensured that ownership of the Company was distributed to succeeding generations of his family. In 1991, the Company reincorporated as a Delaware corporation. On August 3, 1999, the Company completed the initial public offering of its common stock. The Company believes that a significant portion of the Company’s ownership currently is broadly distributed among approximately 100 descendants of, or persons otherwise related to, D.W. Norris.

     Forward-Looking Statements

      Various sections of this Annual Report on Form 10-K (“Form 10-K”), including Business and Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based upon management’s beliefs, as well as assumptions made by and information currently available to management. All statements other than statements of historical fact included in this Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements identified by the words “may,” “will,” “should,” “plan,” “predict,” “anticipate,” “believe,” “intend,” “estimate” and “expect” and similar expressions. Such statements reflect the current views of LII with respect to future events, based on what it believes are reasonable assumptions; however, such statements are subject to certain risks, uncertainties and assumptions. In addition to the specific uncertainties discussed elsewhere in this Form 10-K, the following risks and uncertainties may affect the Company’s performance and results of operations:

•	the Company’s business is affected by a number of economic factors including the level of economic activity in the markets in which the Company operates, and a decline in economic activity typically results in a decline in new construction and replacement purchases, which could result in a decrease in LII’s sales and profitability;

•	the demand for the Company’s products and services is strongly affected by the weather, and cooler than normal summers depress the Company’s sales of replacement air conditioning and refrigeration products and warmer than normal winters have the same effect on the Company’s heating products;

•	increases in the prices of raw materials or components, or problems in their availability, could increase the costs of its products and/or depress the Company’s sales;

•	the development, manufacture, sale and use of the Company’s products involve a risk of warranty and product liability claims, and such claims could be material and have an adverse effect on its future profitability;

•	the Company incurs the risk of liability claims for the installation and service of heating and cooling products with its Company-owned dealer service centers, and if these claims exceed the limits of the Company’s product liability insurance policies it may result in material costs that could have an adverse effect on future profitability;

•	the success of the Company will depend in part on its ability to integrate and operate acquired businesses profitably and to identify and implement opportunities for cost savings; any future determination that a significant impairment of the value of the Company’s intangible assets has occurred could have a material adverse effect on its results of operations;

•	as of December 31, 2003 the Company had $362.3 million of consolidated indebtedness outstanding, and the Company’s level of indebtedness may have important consequences for its operations, including that it may have to use a large portion of its consolidated cash flow to pay principal and interest on its indebtedness and that it may have difficulty borrowing money in the future for working capital, capital expenditures, acquisitions or other purposes;

•	the Company operates in very competitive markets, and competitive factors could cause the Company to reduce its prices or lose market share and could negatively affect its cash flow;

•	the Company’s future success will depend upon its continued investment in research and new product development and its ability to commercialize new technological advances in the HVACR industry;

•	the Company faces a risk of work stoppage and other labor relations matters because a significant percentage of its workforce is unionized, and the results of future negotiations with the unions, including the effect of any production interruptions or labor stoppages, could have an adverse effect on the Company’s future financial results; and

•	the Company is subject to extensive and changing federal, state and local laws and regulations designed to protect the environment, and these laws and regulations could impose liability for remediation costs and civil or criminal penalties for non-compliance.

      Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those in the forward-looking statements. The Company disclaims any intention or obligation to update or review any forward-looking statements or information, whether as a result of new information, future events or otherwise.

Business Strategy

      The Company’s business strategy is designed to capitalize on its competitive strengths in order to expand its market share and profitability in the HVACR markets. The key elements of this strategy include:

Improve Profitability of Service Experts

      The acquisition of heating and air conditioning contractors, or dealer service centers, in the United States and Canada has enabled the Company to extend its distribution directly to the end consumer, thereby permitting it to participate in the revenues and margins available at the retail level while strengthening and protecting its brand equity. The Company has assembled an experienced management team to manage the dealer operations and has developed a portfolio of management procedures and best practices, training programs, and goods and services that it believes will enhance the quality, effectiveness and profitability of dealer operations. In April 2004, the Company announced a plan to focus Service Experts primarily on service and replacement opportunities in the residential and light commercial markets in major metropolitan areas. As a result, 47 dealer service centers that did not fit this strategy were identified for divestiture. Additional information on the turnaround plan is provided in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Subsequent Events” on page 31. The Company is focused on establishing best practices and processes and improving the profitability of the approximately 130 dealer service centers that comprise Service Expert’s ongoing operations. While the Company believes the retail sales and service market represents a significant growth opportunity because this market is large and highly fragmented, comprised of approximately 40,000 contractors, no further significant acquisitions are currently planned.

Exploit Global Refrigeration Opportunities

      The Company believes that increasing international demand for commercial refrigeration products presents substantial opportunities. For example, there is an increasing need for equipment to preserve perishable food products. Refrigeration products generally have similar design and applications globally, and LII believes it can use its domestic product knowledge and business model to grow internationally. To take advantage of international opportunities, the Company has made investments in manufacturing facilities in Europe, Latin America, South America and the Asia Pacific region through acquisitions and joint ventures.

Increase Heating & Cooling Market Share in North America

      The Company intends to increase its share of the residential and light commercial HVAC market in North America by:

•	selectively expanding its “Lennox” independent dealer network;

•	introducing innovative new products and expanding the offering of Indoor Air Quality (IAQ) related products;

•	promoting sales of its “Aire-Flo” and other residential heating and cooling brands to its existing network of “Lennox” dealers as a second line; and

•	expanding the geographic market for the “Armstrong Air” and “Ducane” brands of residential heating and cooling products.

Technology, Product Innovation and Manufacturing Efficiency

      An important part of LII’s growth strategy is to continue to invest in research and new product development. The Company has designated a number of its facilities as “centers for excellence” that are responsible for the research and development of core competencies vital to its success, such as advanced heat transfer, indoor air quality and materials. Technological advances are disseminated from these “centers for excellence” to all of LII’s operating divisions. In addition, LII has embraced Lean-manufacturing principles across its manufacturing operations, accompanied by initiatives to achieve high sigma quality.

Products and Services

Residential Heating & Cooling

      Heating & Cooling Products. The Company manufactures and markets a broad range of furnaces, air conditioners, heat pumps, packaged heating and cooling systems, replacement parts and related products for both the residential replacement and new construction markets in the United States and Canada. These products are available in a variety of product designs and efficiency levels at a range of price points intended to provide a complete line of home comfort systems. The Company markets these products under multiple brand names and believes that by maintaining a broad product line with multiple brand names, it can address different market segments and penetrate multiple distribution channels.

      The Company sells its “Lennox” brand of residential heating and air conditioning products directly to a network of installing dealers, which currently numbers approximately 7,000, making it one of the largest wholesale distributors of these products in North America. The Company’s “Armstrong Air” and “Ducane” brands are sold through third party distributors.

      The Company’s Advanced Distributor Products division builds evaporator coils, unit heaters and air handlers under the “Advanced Distributor Products” brand as well as the “Lennox,” “Armstrong Air” and “Ducane” brands. This division supplies the Company with components for its heating and cooling products, and produces evaporator coils to be used in connection with competitors’ heating and cooling products and as an alternative to such competitors’ brand name components. The Company has been able to achieve a significant share of the market for evaporator coils through the application of its technological and manufacturing skills, and customer service capabilities.

      Hearth Products. The Company’s Hearth Products include prefabricated gas, wood burning and electric fireplaces; free standing pellet and gas stoves, fireplace inserts, gas logs and accessories. Many of the fireplaces are built with a blower or fan option and are efficient heat sources as well as attractive amenities to the home. The Company currently markets its Hearth Products under the “Lennox,” “Superior,” “Whitfield,” “Earth Stove” and “Security Chimneys” brand names.

Commercial Heating & Cooling

      North America. In North America the Company’s heating and cooling equipment is used in light commercial applications such as low-rise office buildings, restaurants, retail centers, churches and schools. The Company’s product offerings for these applications include rooftop units which range from two to 40 tons of cooling capacity and split system/air handler combinations, which range from 1.5 to 20 tons. The Company believes the success of its products is attributable to efficiency, design flexibility, low life cycle cost, ease of service and advanced control technology. In North America, the Company sells unitary equipment as opposed to larger applied systems.

      Europe. The Company manufactures and sells unitary products, which range from two to 30 tons and applied systems in varying size ranges. LII’s European products consist of rooftop units, chillers, air handlers, fan coils and small packaged units, and serve medium-rise commercial buildings, shopping malls, other retail and entertainment buildings, institutional applications and other field-engineered applications. LII markets these products through both direct and indirect distribution channels in Europe, Russia and the Middle East.

Service Experts

      In September 1998, the Company initiated a program to acquire dealer service centers in metropolitan areas in the United States and Canada to provide heating and cooling products and services directly to end consumers. The Company greatly expanded this program with the acquisition of Service Experts Inc., a consolidator of heating and cooling contractors, in January 2000.

      Through approximately 130 Company-owned dealer service centers in its Service Experts operation, the Company provides installation, preventive maintenance, emergency repair services, and the replacement of heating and cooling systems directly to both residential and light commercial customers. In connection with these services, the Company sells a wide range of mechanical and electrical equipment, parts and supplies under both Lennox International brands as well as other brand names.

Refrigeration

      The Company manufactures and markets equipment for the global commercial refrigeration market through subsidiaries organized under the Heatcraft Worldwide Refrigeration name.

      North America. The Company is a leading manufacturer of commercial refrigeration products in North America. The Company’s refrigeration products include condensing units, unit coolers, fluid coolers, air cooled condensers and air handlers. These products are sold for cold storage applications, primarily to preserve food and other perishables, and are used by supermarkets, convenience stores, restaurants, warehouses and distribution centers. As part of its sale of commercial refrigeration products, the Company routinely provides application engineering for consulting engineers, contractors and others.

      International. LII manufactures and markets refrigeration products including small chillers, unit coolers, air-cooled condensers, fluid coolers and refrigeration racks. These products are sold to distributors, installing contractors and original equipment manufacturers. The Company has manufacturing locations in Europe, Australia, Brazil and China. The Company also owns 50% of a joint venture in Mexico that produces unit coolers and condensing units of the same design and quality as those manufactured by the Company in the United States. Since this venture produces a smaller range of products, the product line is complemented with imports from the United States, which are sold through the joint venture’s distribution network. Sales in Mexico are to wholesalers, installing contractors and original equipment manufacturers. As production volumes increase, there exists the potential to export some products from the joint venture into the United States, Canada and other parts of Latin America.

Marketing and Distribution

      The Company manages multiple channels of distribution and offers different brands at various price points in order to better penetrate the HVACR markets. Generally, the Company’s products and services are sold through a combination of distributors, independent and Company-owned dealer service centers, wholesalers, manufacturers’ representatives, original equipment manufacturers and national accounts. Dedicated sales forces are deployed across all the Company’s business segments and brands in a manner designed to maximize their ability to service a particular distribution channel. To maximize enterprise-wide effectiveness, the Company has active cross-functional and cross-organizational teams coordinating approaches to pricing, product design and national account customers.

      An example of the competitive strength of the Company’s marketing and distribution strategy is in the North American residential heating and cooling market in which it uses three distinctly different distribution approaches — the one-step distribution system, the two-step distribution system and sales made directly to consumers through Company-owned dealers. The Company markets and distributes its “Lennox” and “Aire-Flo” brands directly to independent dealers that install these heating and cooling products. The Company distributes its “Armstrong Air,” “Ducane,” “Advanced Distributor Products” and “Magic-Pak” brands through the traditional two-step distribution process whereby it sells its products to distributors who, in turn, sell the products to an installing contractor. In addition, the Company provides heating and cooling products and services directly to consumers through Company-owned dealer service centers.

      Over the years, the “Lennox” brand has become synonymous with the “Dave Lennox” image, which is utilized in television and print advertising as well as in numerous locally produced dealer ads, open houses and trade events. “Dave Lennox” is a highly recognizable advertising icon in the heating and cooling industry.

Manufacturing

      The Company operates manufacturing facilities in the United States and other parts of the world. In its facilities most impacted by seasonal demand, the Company manufactures both heating and cooling products to smooth seasonal production demands and maintain a relatively stable labor force. The Company is generally able to hire temporary employees to meet changes in demand.

Purchasing

      The Company relies on various suppliers to furnish the raw materials and components used in the manufacture of its products. To maximize its buying effectiveness in the marketplace, the Company utilizes purchasing councils that consolidate required purchases of materials and components across domestic business segments. The purchasing councils generally concentrate purchases for a given material or component with one or two suppliers, although the Company believes there are alternative suppliers for all of its key raw material and component needs. Compressors, motors and controls constitute the Company’s most significant component purchases, while steel, copper and aluminum account for the bulk of the Company’s raw material purchases. The Company owns a 24.5% interest in a joint venture that manufactures compressors in the one and one-half to six and one-half horsepower range. This joint venture provides the Company with the majority of its domestic compressor requirements for its unitary residential and commercial cooling equipment.

Technology and Research and Development

      The Company supports an extensive research and development program focusing on the development of new products and improvements to its existing product lines. The Company spent an aggregate of $38.0 million, $38.2 million and $37.3 million on research and development during 2003, 2002 and 2001, respectively. The Company uses advanced, commercially available computer-aided design, computer-aided manufacturing, computational fluid dynamics and other sophisticated software not only to streamline the design and manufacturing processes, but also to run complex computer simulations on a product design before a working prototype is created. The Company operates a full line of metalworking equipment and advanced laboratories certified by applicable industry associations.

Patents and Trademarks

      The Company holds numerous patents that relate to the design and use of its products. The Company considers these patents important, but no single patent is material to the overall conduct of its business. The Company’s policy is to obtain and protect patents whenever such action would be beneficial. The Company owns or licenses several trademarks it considers important in the marketing of its products, including Lennox®, Armstrong AirTM, DucaneTM, Advanced Distributor ProductsTM, Aire-FloTM, CompleteHeat®, Concord®, Superior®, Whitfield®, Security ChimneysTM, Service Experts®, Bohn®, LarkinTM, Climate ControlTM, Chandler Refrigeration®, KirbyTM, Heatcraft Worldwide RefrigerationTM, LovelocksTM, HK RefrigerationTM, Frigus-BohnTM and Friga-BohnTM. These trademarks have no fixed expiration dates and the Company believes its rights in these trademarks are adequately protected.

Competition

      Essentially all markets in which the Company participates are highly competitive. The most significant competitive factors facing the Company are product reliability, product performance, service and price, with the relative importance of these factors varying among its product lines. In its Service Experts segment, the Company faces competition from independent dealers and dealers owned by consolidators, utility companies and other consumer services providers. The Company’s competitors may have greater financial and marketing resources. Listed below are some of the companies LII views as main competitors in each segment it serves, with relevant brand names, when different than the company name, shown in parentheses.

•	Residential Heating & Cooling — United Technologies Corp. (Carrier, Bryant); Goodman Manufacturing Company (Janitrol, Amana); American Standard Companies Inc. (Trane, American Standard); York International Corporation; HNI Corporation (Heatilator); CFM Corporation (Majestic).

•	Commercial Heating & Cooling — United Technologies Corp. (Carrier); American Standard Companies Inc. (Trane); York International Corporation; AAON, Inc.; Daikin Industries, Ltd.; McQuay International.

•	Service Experts — The ServiceMaster Company (ARS, AMS).

•	Refrigeration — United Technologies Corp. (Carrier); Ingersoll-Rand Company Limited (Hussmann); Tecumseh Products Company; Emerson Electric Co. (Copeland).

Employees

      As of January 1, 2004, the Company employed approximately 18,000 employees, approximately 4,100 of which were represented by unions. The number of hourly workers the Company employs may vary in order to match its labor needs during periods of fluctuating demand. The Company believes that its relationships with its employees and with the unions representing some of its employees are generally good and does not anticipate any material adverse consequences resulting from negotiations to renew any collective bargaining agreements.

Regulation

      The Company’s operations are subject to evolving and often increasingly stringent international, federal, state, and local laws and regulations concerning the environment. Environmental laws that affect or could affect the Company’s domestic operations include, among others, the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act, the Occupational Safety and Health Act, the National Environmental Policy Act, the Toxic Substances Control Act, any regulations promulgated under these acts and various other federal, state and local laws and regulations governing environmental matters. The Company believes it is in substantial compliance with such existing environmental laws and regulations. The Company’s non-United States operations are also subject to various environmental statutes and regulations. Generally, these statutes and regulations impose operational requirements similar to those imposed in the United States. The Company believes it is in substantial compliance with applicable non-United States environmental statutes and regulations.

      Refrigerants. In the past there has been regulatory and political pressure to phase out the use of certain ozone depleting substances, including hydrochlorofluorocarbons, which are sometimes referred to as “HCFCs.” This development is of particular importance to the Company and its competitors because of the common usage of HCFCs as refrigerants for air conditioning and refrigeration equipment. This will not occur prior to 2010 and the Company is prepared to introduce new product offerings that will replace HCFCs as the refrigerant fluid with an approved alternative. As discussed below, the Company does not believe implementation of the phase-out schedule for HCFCs contained in the current regulations will have a material adverse effect on its financial position or results of operations. The Company does believe, however, there will likely be continued pressure by the international environmental community for the United States and other countries to accelerate the phase-out schedule. The Company has been an active participant in the ongoing international dialogue on these issues and believes that it is well positioned to react to any changes in the regulatory landscape.

      In 1987, the United States became a signatory to an international agreement titled the Montreal Protocol on Substances that Deplete the Ozone Layer. The Montreal Protocol requires its signatories to phase out HCFCs on a predictable and orderly basis. All countries in the developed world have become signatories to the Montreal Protocol. The manner in which these countries implement the Montreal Protocol and regulate

HCFCs differs widely. The 1990 U.S. Clean Air Act amendments implement the Montreal Protocol by establishing a program to limit the production, importation and use of specified ozone depleting substances, including HCFCs currently used as refrigerants by the Company and its competitors. Under the Clean Air Act and implementing regulations, all HCFCs must be phased out between 2010 and 2030. The Company believes these regulations, as currently in effect, will not have a material adverse effect on its operations.

      The Company, together with major chemical manufacturers, is reviewing and addressing the potential impact of refrigerant regulations on its products. The Company believes the combination of products that presently utilize HCFCs and new products utilizing alternative refrigerants being phased in will allow it to offer a complete line of commercial and industrial products. Therefore, the Company does not foresee any material adverse impact on its business or competitive position as a result of the Montreal Protocol, the 1990 Clean Air Act amendments or their implementing regulations. However, the Company believes the implementation of severe restrictions on the production, importation or use of refrigerants the Company employs in larger quantities or acceleration of the current phase-out schedule could have such an impact on the Company and its competitors.

      The Company is subject to appliance efficiency regulations promulgated under the National Appliance Energy Conservation Act of 1987, as amended, and various state regulations concerning the energy efficiency of its products. The Company has developed, and will continue to develop, products which comply with new National Appliance Energy Conservation Act regulations and does not believe that such regulations will have a material adverse effect on its business. In 1998, the United States Department of Energy began its review of national standards for comfort products covered under the National Appliance Energy Conservation Act. The National Appliance Energy Conservation Act regulations requiring manufacturers to phase in new higher efficiency products becomes effective in January 2006. The Company believes it is well positioned to comply with the new standards promulgated by the Department of Energy and does not foresee any adverse material impact from a National Appliance Energy Conservation Act standard change.

      Remediation Activity. In addition to affecting the Company’s ongoing operations, applicable environmental laws can impose obligations to remediate hazardous substances at its properties, at properties formerly owned or operated by the Company and at facilities to which it has sent or sends waste for treatment or disposal. The Company’s former Grenada facility, now part of a joint venture, is subject to an administrative order issued by the Mississippi Department of Environmental Quality under which the Company is conducting groundwater remediation. The expenditures from this groundwater remediation are not expected to materially affect the Company’s financial condition or results of operations. The Company is aware of contamination at some of its other facilities; however, the Company does not presently believe that any future remediation costs at such facilities will be material.

      The Company has received notices in the past that it is a potentially responsible party along with other potentially responsible parties in Superfund proceedings under the Comprehensive Environmental Response, Compensation and Liability Act for cleanup of hazardous substances at certain sites to which the potentially responsible parties are alleged to have sent waste. Based on the facts presently known, the Company does not believe environmental cleanup costs associated with any Superfund sites where the Company has received notice that it is a potentially responsible party will be material.

      Service Center Operations. The heating and cooling dealer service centers acquired in the United States and Canada are subject to various federal, state and local laws and regulations, including:

•	permitting and licensing requirements applicable to service technicians in their respective trades;

•	building, heating, ventilation, air conditioning, plumbing and electrical codes and zoning ordinances;

•	laws and regulations relating to consumer protection, including laws and regulations governing service contracts for residential services; and

•	laws and regulations relating to worker safety and protection of the environment.

      A large number of state and local regulations governing the residential and commercial maintenance services trades require various permits and licenses to be held by individuals. In some cases, a required permit or license held by a single individual may be sufficient to authorize specified activities for all of the Company’s service technicians who work in the geographic area covered by the permit or license.

Available Information

      LII’s Internet address is www.lennoxinternational.com. The company makes available, free of charge through this web site, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission.

Executive Officers of the Company (Ages as of 9/1)

      The executive officers of the Company, their present positions and their ages are as follows:

Name	Age	Position

John W. Norris, Jr.	68	Chairman of the Board
Robert E. Schjerven	61	Chief Executive Officer
Harry J. Ashenhurst, Ph.D	56	Executive Vice President and Chief Administrative Officer
Scott J. Boxer	54	Executive Vice President and President and Chief Operating Officer, Service Experts
Susan K. Carter	45	Executive Vice President, Chief Financial Officer and Treasurer (as of August 2004)
Linda A. Goodspeed	42	Executive Vice President and Chief Technology Officer
Robert J. McDonough	45	Executive Vice President and President and Chief Operating Officer, Worldwide Heating & Cooling
Michael G. Schwartz	46	Executive Vice President and President and Chief Operating Officer, Worldwide Refrigeration
William F. Stoll, Jr.	56	Executive Vice President, Chief Legal Officer and Secretary (as of March 2004)
David L. Inman	49	Vice President, Controller and Chief Accounting Officer

      The following biographies describe the business experience of the Company’s executive officers:

      John W. Norris, Jr., 68, was elected Chairman of the Board of Directors of the Company in 1991. He has served as a Director of the Company since 1966. After joining the Company in 1960, Mr. Norris held a variety of key positions including Vice President of Marketing, President of Lennox Industries (Canada) Ltd., a subsidiary of the Company, and Corporate Senior Vice President. He became President of the Company in 1977 and was appointed President and Chief Executive Officer of the Company in 1980 and served through 2001. Mr. Norris is on the Board of Directors of the Air-Conditioning & Refrigeration Institute, of which he was Chairman in 1986. He is also an active Board member of the Gas Appliance Manufacturers Association, where he was Chairman from 1980 to 1981. He is a past Chairman of The Nature Conservancy of Texas Board of Trustees. He also serves as a Director of AmerUs Group Co., a life insurance and annuity company.

      Robert E. Schjerven, 61, was named Chief Executive Officer of the Company in 2001 and has served on the Board of Directors since that time. Prior to his election as Chief Executive Officer of the Company, he served as Chief Operating Officer of the Company in 2000 and as President and Chief Operating Officer of Lennox Industries Inc., a subsidiary of the Company, from 1995 to 2000. He joined the Company in 1986 as Vice President of Marketing and Engineering for Heatcraft Inc., a subsidiary of the Company. From 1988 to 1991, he held the position of Vice President and General Manager of Heatcraft. From 1991 to 1995, he served as President and Chief Operating Officer of Armstrong Air Conditioning Inc., also a subsidiary of the

Company. Mr. Schjerven spent the first 20 years of his career with The Trane Company, an international manufacturer and marketer of HVAC systems, and McQuay-Perfex Inc.

      Harry J. Ashenhurst, 56, was appointed Chief Administrative Officer in 2000. Dr. Ashenhurst joined the Company in 1989 as Vice President of Human Resources, was named Executive Vice President, Human Resources for the Company in 1990 and in 1994 became Executive Vice President, Human Resources and Administration and assumed responsibility for the public relations and communications and aviation departments. Currently, Dr. Ashenhurst also has responsibilities for risk management, corporate safety, facilities, government affairs and investor relations. Prior to joining the Company, he worked as an independent management consultant with the consulting firm of Roher, Hibler and Replogle.

      Scott J. Boxer, 54, joined the Company in 1998 as Executive Vice President, Lennox Global Ltd. and President, European Operations. He was appointed President, Lennox Industries Inc. in 2000, and was named President and Chief Operating Officer of Service Experts in July 2003. Prior to joining the Company, Mr. Boxer spent 26 years with York International Corporation, a HVACR manufacturer, in various roles, most recently as President, Unitary Products Group Worldwide, where he reported directly to the Chairman of that company and was responsible for directing residential and light commercial heating and air conditioning operations worldwide. Mr. Boxer is an Executive Board Member of the Air-Conditioning & Refrigeration Institute and an Officer on the Board of Trustees of North American Technician Excellence, Inc.

      Susan K. Carter, 45, was appointed Executive Vice President, Chief Financial Officer and Treasurer in August 2004. Prior to joining the Company, Ms. Carter was Vice President of Finance and Chief Accounting Officer of Cummins, Inc., a global power leader and manufacturer of engines, electric power generation systems, and engine-related products. Prior to her career at Cummins, Ms. Carter had been Vice President and Chief Financial Officer of Transportation & Power Systems and held other senior financial management positions for Honeywell, Inc., formerly AlliedSignal, Inc. from 1996 to 2002. She had also previously served in senior financial management positions at Crane Co., and DeKalb Corporation.

      Linda A. Goodspeed, 42, was appointed Chief Technology Officer effective September 2001. Prior to joining the Company, Ms. Goodspeed was President and Chief Operating Officer for Partminer, Inc., a privately held electronics B2B supply chain parts and service company. Before going to Partminer, Ms. Goodspeed had served since 1999 as Product General Manager of General Electric (GE) Appliances. She also became General Manager in 1999 for Six Sigma, managing a team of 160 GE quality leaders spanning operations across the company. Beginning her career in engineering with Ford Motor Company in 1984, Ms. Goodspeed moved to Nissan research and development in 1989 and joined GE in 1996. She became GE’s Range Product Development Manager in 1997 and was promoted to Product General Manager in 1999.

      Robert J. McDonough, 45, was named President and Chief Operating Officer, Worldwide Heating & Cooling in July 2003. Previously he had been President, Worldwide Refrigeration and International Operations since 2001. Mr. McDonough joined Heatcraft, Inc. in 1990, when the Company acquired Larkin Coils, as a Division Sales Manager. He was named Director of Sales in 1992 and became Vice President and General Manager of the Refrigeration Products Division in 1995. In 2000, he was appointed President, Worldwide Commercial Refrigeration. Previously he held a number of sales positions at Larkin Coils before becoming National Sales Manager in 1987.

      Michael G. Schwartz, 46, became President and Chief Operating Officer, Worldwide Refrigeration in July 2003. Prior to his current appointment, he had served as President, North American Distributed Products since 2000, and President and Chief Operating Officer of Armstrong Air Conditioning Inc. since 1997. Mr. Schwartz joined Heatcraft in 1990 when the Company acquired Bohn Heat Transfer Inc. and served as Director of Sales and Marketing, Original Equipment Manufacturer Products and Vice President of Commercial Products for Heatcraft Inc. where his responsibilities included the development of Heatcraft’s position in the A-Coil market. Mr. Schwartz began his career with Bohn Heat Transfer Inc. in 1981.

      William F. Stoll, Jr., 56, became Executive Vice President and Chief Legal Officer for Lennox International in March 2004. Most recently, Mr. Stoll was Executive Vice President and Chief Legal Officer

for Borden, Inc. from 1996 to 2003. Prior to his career with Borden Inc., he worked for 21 years with Westinghouse Electric Corporation, becoming Vice President and Deputy General Counsel in 1993.

      David L. Inman, 49, was named Vice President, Controller and Chief Accounting Officer for the Company in 2001. Previously, he served as Vice President and Group Controller of North American Distributed Products from 2000 to 2001. Mr. Inman has held multiple positions in accounting, internal audit and financial systems within the Company including Controller of Armstrong Air Conditioning Inc., a subsidiary of the Company.

Item 2.	Properties

Real Property and Leases

      The following chart lists the Company’s major domestic and international manufacturing, distribution and office facilities and whether such facilities are owned or leased:

Location	Segment	Approx. Sq. Ft.	Owned/Leased

		(in thousands)
Richardson, TX	Headquarters	311	Owned & Leased
Marshalltown, IA	Residential Heating & Cooling	1,300	Owned & Leased
Bellevue, OH	Residential Heating & Cooling	613	Owned
Blackville, SC	Residential Heating & Cooling	375	Owned
Orangeburg, SC	Residential Heating & Cooling	329	Owned
Grenada, MS	Residential Heating & Cooling	300	Leased
Union City, TN	Residential Heating & Cooling	295	Owned
Lynwood, CA	Residential Heating & Cooling	200	Leased
Burlington, WA	Residential Heating & Cooling	120	Owned
Orange, CA	Residential Heating & Cooling	67	Leased
Laval, Canada	Residential Heating & Cooling	152	Owned
Des Moines, IA	Residential & Commercial Heating & Cooling	352	Leased
Stuttgart, AR	Commercial Heating & Cooling	500	Owned
Prague, Czech Republic	Commercial Heating & Cooling	161	Owned
Longvic, France	Commercial Heating & Cooling	133	Owned
Mions, France	Commercial Heating & Cooling	129	Owned
Burgos, Spain	Commercial Heating & Cooling	71	Owned
Danville, IL	Refrigeration	322	Owned
Tifton, GA	Refrigeration	232	Owned
Stone Mountain, GA	Refrigeration	145	Owned
Milperra, Australia	Refrigeration	412	Owned
Genas, France	Refrigeration	172	Owned
San Jose dos Campos, Brazil	Refrigeration	160	Owned
Auckland, New Zealand	Refrigeration	80	Owned
Barcelona, Spain	Refrigeration	65	Leased
Krunkel, Germany	Refrigeration	48	Owned
Wuzi, China	Refrigeration	23	Leased
Carrollton, TX	Research & Development facility	130	Owned

      In addition to the properties described above and excluding dealer facilities, the Company leases over 55 facilities in the United States for use as sales offices and district warehouses and additional facilities worldwide for use as sales and service offices and regional warehouses. The vast majority of Company-owned service center facilities are leased and the remainders are owned. The Company believes that its properties are in good condition and adequate for its present requirements. The Company also believes that its principal plants are generally adequate to meet its production needs.

Item 3.	Legal Proceedings

      The Company is involved in various claims and lawsuits incidental to its business. In addition, the Company and its subsidiary Heatcraft Inc. have been named in four lawsuits in connection with its former heat transfer operations. The lawsuits allege personal injury resulting from alleged emissions of trichloroethylene, dichloroethylene, and vinyl chloride and other unspecified emissions from the South Plant in Grenada, Mississippi, previously owned by Heatcraft Inc. It is not possible to predict with certainty the outcome of these matters or an estimate of any potential loss; however, based on present knowledge, management believes that it is unlikely that resolution of these matters will result in a material liability for the Company. As of December 31, 2003, no accrual has been made for these matters.

      As more fully described under “Item 9A — Controls and Procedures,” in March 2004 the Company announced that the Audit Committee of the Company’s Board of Directors was initiating an independent inquiry into certain accounting matters related to the Company’s Canadian service centers in its Service Experts operations. Immediately prior to such announcement, the Company contacted the Fort Worth office of the Securities and Exchange Commission (“SEC”) to inform the SEC of the existence and details of such allegations and the related independent inquiry. Independent counsel for the Audit Committee has communicated the results of the independent inquiry to the SEC, and the Company has produced documents in response to requests from the SEC. The Company will continue to cooperate with the SEC staff in its continuing informal inquiry, but the Company is unable to predict the ultimate outcome of this matter.

Item 4.	Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 2003.

PART II

Item 5.	Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

      The Company’s common stock is listed for trading on the New York Stock Exchange under the symbol “LII.” The high and low sales prices for the Company’s common stock for each quarterly period during 2003 and 2002 are set forth in Note 16 of the Notes to Consolidated Financial Statements on page 71 herein. During 2003 and 2002, the Company declared quarterly cash dividends as set forth in Note 16 of the Notes to Consolidated Financial Statements on page 71 herein. The quarterly dividend declared in December 2003 was paid on January 2, 2004. The amount and timing of dividend payments are determined by the Company’s Board of Directors and subject to certain restrictions under the Company’s credit agreements. As of October 15, 2004, there were approximately 11,000 beneficial holders of the Company’s common stock.

Equity Compensation Plans Information

      Information contained under the caption “Equity Compensation Plans Information” is discussed in Item 12 herein on page 80.

Item 6.	Selected Financial Data

      The table below shows the selected financial data of the Company for the five years ended December 31, 2003:

	For the Year Ending December 31,

		Restated
	2003	2002(1)	2001	2000	1999

	(in millions, except per share data)
Statements of Operations Data
Net Sales(2)	$3,085.1	$3,024.6	$3,113.6	$3,242.2	$2,357.5
Income (Loss) From Operations	155.7	108.1	(0.7)	158.6	155.9
Net Income (Loss)	84.4	(205.0)	(42.4)	59.1	73.2
Diluted Earnings (Loss) Per Share	1.40	(3.48)	(0.75)	1.05	1.81
Dividends Per Share	0.38	0.38	0.38	0.38	0.35

Other Data
Capital Expenditures	$41.2	$23.1	$17.4	$58.3	$76.7
Research & Development Expenses	38.0	38.2	37.3	36.5	39.1

Balance Sheet Data
Working Capital	$230.2	$121.5	$158.8	$311.3	$424.6
Total Assets(3)	1,726.6	1,507.6	1,791.7	2,051.2	1,682.0
Total Debt	362.3	379.9	517.8	690.5	577.0
Stockholders’ Equity(3)	584.2	430.3	652.3	739.3	596.2

Note:

(1)	Includes adjustments associated with the years 1999-2001 that were not material to the affected years. See Note 3 of the consolidated financial statements.

(2)	As a result of adopting Emerging Issues Tax Force (“EITF”) 01-9 in 2002, the Company restated prior years Net Sales. EITF 01-9 addressed various issues related to the income statement classification of certain promotional payments. The adoption of EITF 01-9 reduced 2001, 2000 and 1999 Net Sales by $6.0 million, $5.1 million and $4.2 million, respectively.

(3)	In December 2003, the Company reclassified the deferred income tax portion of deferred compensation from long-term deferred income tax assets to deferred compensation within shareholders’ equity. Such reclassification reduced shareholders’ equity by $(1.7) million in 1999, $(3.8) million in 2000, $(2.3) million in 2001 and $(8.2) million in 2002. This reclassification was not related to the restatement discussed in Note 3 of the Company’s consolidated financial statements.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Restatement of Previously-Issued Financial Statements

      The Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) has been revised to reflect the restatement of the Company’s Consolidated Financial Statements for the year ended December 31, 2002 and certain events occurring subsequent to the original due date for filing this 2003 Annual Report on Form 10-K.

      On March 11, 2004, LII announced that its unaudited earnings for 2003 previously reported on Form 8-K would be revised, and previously issued financial statements restated, subject to the completion of an inquiry being conducted by the Audit Committee of the Board of Directors related to the Canadian service centers in its Service Experts business segment. The cumulative financial impact of this inquiry totaled $7.0 million comprising an increase of $7.6 million over previously reported unaudited net income for 2003, and a reduction of $14.6 million in previously reported net income for fiscal 2002 and prior. The revision and restatement are described below. Additionally, the Company’s unaudited 2003 and 2002 quarterly financial information has been restated to reflect adjustments to the Company’s previously reported financial information on Form 10-Q for the quarters ended March 31, 2003; June 30, 2003; and September 30, 2003.

      The Company identified adjustments that were required to be recorded, which reduced previously reported after-tax income by a total of $14.6 million, cumulative for the years 1999 through 2002. In addition, adjustments of $7.6 million increased previously released unaudited after-tax income in 2003. The impact on net income for the years ended December 31, 2002 and 2001 was $9.0 million and $1.0 million of additional expense, respectively. In addition, approximately $4.6 million of adjustments were identified for years prior to 2001. As the Consolidated Financial Statements for 2001 and prior years were not materially affected by these errors, no adjustments have been made to the Company’s fiscal 2001 or prior Consolidated Financial Statements. The impact for 2001 and prior years is included as an adjustment in the quarter ended March 31, 2002.

      The Company has segregated the adjustments discussed above into the following categories:

•	Service Experts — these adjustments arose from the internal inquiry by its Audit Committee into accounting irregularities within its Canadian service centers within its Service Experts business segment. The adjustments increased (reduced) income as follows:

•	Corrected treatment of purchase accounting items related to non-compete agreements, adjustments to purchase price, and other balances at the time of purchase of $(1.1) million and $(0.2) million in 2003 and 2002, respectively. The majority of these items impacted selling, general and administrative expense.

•	Recording items in the proper period related to revenue recognition, bad debts, accrued expenses, cash and inter-company reconciliations and other related period adjustments of $6.1 million and $(9.3) million in 2003 and 2002, respectively. Of the $6.1 million, $2.2 million reduced net sales and $8.3 million primarily reduced selling, general and administrative expense. Of the $9.3 million, $1.2 million reduced net sales and $8.1 primarily increased selling, general and administrative expense.

•	Revaluations of the key judgment accounts related to warranty reserve and inventory allowances of $3.9 million and $(4.6) million in 2003 and 2002, respectively. The majority of these items impacted cost of goods sold.

•	Tax entries related to the above adjustments of $0.2 million and $(0.2) million in 2003 and 2002, respectively.

•	The total impact on previously reported unaudited 2003 after-tax income for the Service Experts business segment is an increase of $9.1 million. The total cumulative impact on previously reported 2002 after-tax income for the Service Experts business segment is a reduction of $14.3 million, net of a favorable $1.3 million adjustment of Cumulative Effect of Accounting Change.

•	Non-Service Experts — these adjustments were identified during the review of the financial statements performed by the Company, and include revisions primarily to selling, general and administrative expense that relate to significant estimates, uncertainties and judgments, net of related tax effects. The total cumulative impact on previously reported after-tax income for the Non-Service Experts business segment is a reduction of $1.5 million and $0.3 million in 2003 and 2002, respectively.

      The effect of restatement on LII’s previously issued financial statements is presented in more detail in Note 3 titled “Restatement of 2002 Financial Statements and Additional Information for 2003” in the Notes to Consolidated Financial Statements. A discussion of the Company’s detailed remedial actions is included in Item 9A “Controls and Procedures.”

Overview

      The Company participates in four reportable business segments of the heating, ventilation, air conditioning and refrigeration (“HVACR”) industry. The first reportable segment is Residential Heating & Cooling, in which LII manufactures and markets a full line of heating, air conditioning and Hearth Products for the residential replacement and new construction markets in the United States and Canada. The second reportable segment is Commercial Heating & Cooling, in which LII manufactures and sells primarily rooftop products and related equipment for light commercial applications. Combined, the Residential Heating & Cooling and Commercial Heating & Cooling segments form LII’s heating and cooling business. The third reportable segment is Service Experts, which, includes sales and installation of, and maintenance and repair services for, HVAC equipment. On December 31, 2003, there were approximately 180 LII-owned service centers in the United States and Canada. The fourth reportable segment is Refrigeration, in which LII manufactures and sells unit coolers, condensing units and other commercial refrigeration products.

      On July 8, 2003, LII announced organizational changes and assignments in an effort to streamline the reporting of the Company’s four business segments. First, Scott J. Boxer was named President and Chief Operating Officer (“COO”) of Service Experts Inc. (“SEI”), the Company’s retail sales and service business. Mr. Boxer was formerly President of Lennox Industries Inc. and had also been serving as interim President of SEI since March 24, 2003. Second, Robert J. McDonough was named President and COO, Worldwide Heating & Cooling, encompassing the Company’s Lennox Industries Inc., North American Distributed Products (“NADP”) and European HVAC businesses. Mr. McDonough was formerly President, Worldwide Refrigeration. Third, Michael G. Schwartz was named President and COO, Worldwide Refrigeration, replacing Mr. McDonough. Mr. Schwartz was formerly President, NADP.

      During 2003, LII’s Residential Heating & Cooling and Commercial Heating & Cooling business segments significantly improved upon segment performance compared to prior year primarily due to higher volumes, a favorable mix of higher margin premium products and increased factory productivity. Segment performance in LII’s Refrigeration business segment was slightly below prior year due in large part to lower demand worldwide. However, in LII’s Service Experts business segment, performance fell short of management’s expectations. Much of the shortfall was due to unfavorable inventory valuations, increased costs on commercial construction contracts, bad debt expenses and severance in Service Experts Canadian operations, as well as overall labor inefficiencies and segment profit margin erosion driven by price competition.

      Improving the performance of the Service Experts business segment is a top priority of LII’s management and a key challenge in 2004. In addition to the organization changes described above, the Service Experts business segment continues the rollout of a program focused on the sharing of best practices across all residential service and replacement service centers. This rollout began mid-year in 2003 and was completed at most of the service centers in the third quarter of 2004. The deployment of an information technologies (“IT”) system in Service Experts Canadian service centers was completed in the third quarter of 2004. This IT system is currently used by most of the Service Experts U.S. service centers and facilitates the consolidation of service center accounting functions as well as the tracking of key performance indicators used in the best practices program described above. In April 2004, the Company announced the specifics of a turnaround plan designed to realign Service Experts’ dealer service centers to focus on service and replacement opportunities in the residential and light commercial markets. For more detail on this turnaround plan, see “Subsequent Events” located at the end of MD&A. Item 9A “Controls and Procedures” also contains a listing of actions that are being implemented in the Service Experts business segment.

      During August 2002, LII formed joint ventures with Outokumpu Oyj of Finland (“Outokumpu”). Outokumpu purchased a 55% interest in the Company’s former Heat Transfer business segment in the U.S. and Europe for $55 million in cash and notes, with LII retaining 45% ownership. The net after-tax gain on the sale and the related expenses and charges was $6.4 million. LII accounts for its remaining 45% ownership interest using the equity method of accounting. The Company currently reports the historical results of operations of its former Heat Transfer business segment in the “Corporate and other” business segment.

      LII’s customers include distributors, installing dealers, property owners, national accounts and original equipment manufacturers. LII recognizes sales revenue when products are shipped or when services are rendered. The demand for LII’s products and services is influenced by national and regional economic and demographic factors, such as interest rates, the availability of financing, regional population and employment trends, new construction, general economic conditions and consumer confidence. In addition to economic cycles, demand for LII’s products and services is seasonal and dependent on the weather. Hotter than normal summers generate strong demand for replacement air conditioning, refrigeration products and services; and colder than normal winters have the same effect on heating products and services. Conversely, cooler than normal summers and warmer than normal winters depress HVACR sales and services.

      The principal components of cost of goods sold in LII’s manufacturing operations are component costs, raw materials, factory overhead, labor and estimated costs of warranty expense. In LII’s Service Experts segment, the principal components of cost of goods sold are equipment, parts and supplies and labor. The principal raw materials used in LII’s manufacturing processes are steel, copper and aluminum. In instances where LII is unable to pass on to its customers increases in the costs of copper and aluminum, LII may enter into forward contracts for the purchase of those materials. Warranty expense is estimated based on historical trends and other factors.

      On January 1, 2002, LII adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”), and recorded a $283.7 million impairment of goodwill ($247.9 million, net of taxes). The impairment charge related primarily to the 1998 to 2000 acquisitions of LII’s Service Experts and Hearth Products operations, where lower than expected operating results occurred.

      LII’s fiscal year ends on December 31 of each year and its interim fiscal quarters are each comprised of 13 weeks. For convenience, throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the 13-week periods comprising each fiscal quarter are denoted by the last day of the calendar quarter.

Results of Operations

      The following table sets forth, as a percentage of net sales, LII’s statement of income data for the years ended December 31, 2003, 2002 and 2001. LII’s statement of income data has been reconciled for the year ended December 31, 2001 to reflect the discontinuation of goodwill and trademark amortization under SFAS No. 142:

	Year Ended December 31,

				SFAS
		Restated		No. 142	2001
	2003	2002	2001	2001 Adj.	Adj.

Net Sales	100.0%	100.0%	100.0%	—	100.0%
Cost of goods sold	67.0	68.7	70.6	—	70.6

Gross Profit	33.0	31.3	29.4	—	29.4
Selling, general and administrative expense	27.9	27.7	27.3	(0.6)	26.7
Restructurings	—	0.3	2.1	—	2.1
(Gains) Losses and other expenses	0.1	(0.3)	—	—	—

Income from operations	5.0	3.6	—	0.6	0.6
Interest expense, net	0.9	1.1	1.4	—	1.4
Other expense (income)	(0.1)	—	—	—	—

Income (loss) before income taxes and cumulative effect of accounting change	4.2	2.5	(1.4)	0.6	(0.8)
Provision for income taxes	1.5	1.1	—	—	—

Income (loss) before cumulative effect of accounting change	2.7	1.4	(1.4)	0.6	(0.8)
Cumulative effect of accounting change	—	8.2	—	—	—

Net income (loss)	2.7%	(6.8)%	(1.4)%	0.6%	(0.8)%

      The following table sets forth net sales by business segment and geographic market (dollars in millions):

	Years Ended December 31,

			Restated
	2003		2002		2001

	Amount	%	Amount	%	Amount	%

Business Segment:
Residential	$1,358.7	44.0%	$1,249.1	41.3%	$1,195.1	38.4%
Commercial	508.4	16.5	442.4	14.6	470.0	15.1

Heating & Cooling	1,867.1	60.5	1,691.5	55.9	1,665.1	53.5
Service Experts	937.1	30.4	942.6	31.2	1,002.6	32.2
Refrigeration	387.2	12.5	363.8	12.0	348.1	11.2
Corporate and other	—	—	129.3	4.3	200.5	6.4
Eliminations	(106.3)	(3.4)	(102.6)	(3.4)	(102.7)	(3.3)

Total net sales	$3,085.1	100.0%	$3,024.6	100.0%	$3,113.6	100.0%

Geographic Market:
U.S.	$2,344.6	76.0%	$2,357.6	77.9%	$2,448.5	78.6%
International	740.5	24.0	667.0	22.1	665.1	21.4

Total net sales	$3,085.1	100.0%	$3,024.6	100.0%	$3,113.6	100.0%

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

      The Results of Operations have been revised to reflect the restatement of the Company’s Consolidated Financial Statements for the year ended December 31, 2002. For more information, see “Restatement of

Previously-Issued Financial Statements” located at the beginning of the MD&A as well as Note 3 titled “Restatement of 2002 Financial Statements and Additional Information for 2003” in the Notes to Consolidated Financial Statements.

Net Sales

      Net sales increased $60.5 million, or 2.0%, to $3,085.1 million for the year ended December 31, 2003 from $3,024.6 million for the comparable period in 2002. Adjusted for the favorable impact of foreign currency translation, net sales declined 1.3% compared to the same period last year. Higher net sales in the Residential Heating & Cooling and Commercial Heating & Cooling segments and in the Refrigeration segment were partially offset by lower net sales in the Service Experts business segment, the absence of net sales from the Company’s former Heat Transfer business segment, 55% of which was sold to Outokumpu during the third quarter of 2002, and the wind-down of the Company’s engineered machine tool business. The Company currently reports the historical results of operations of its former Heat Transfer business segment in the “Corporate and other” business segment. Adjusting for the loss of $129.3 million of net sales from the Company’s former Heat Transfer business segment and $100.2 million favorable impact of foreign currency translation, net sales increased $89.6 million, or 3.1%, for the year ended December 31, 2003 compared to the year ended December 31, 2002 as shown in the following table (dollars in millions):

	Year Ended
	December 31,

		Restated
	2003	2002	$ Change	% Change

Net sales, as reported	$3,085.1	$3,024.6	$60.5	2.0%
Net sales from former Heat Transfer business segment	—	(129.3)	129.3
Impact of foreign currency translation	(100.2)	—	(100.2)

Net sales, as adjusted	$2,984.9	$2,895.3	$89.6	3.1%

      Net sales in the Residential Heating & Cooling business segment increased $109.6 million, or 8.8%, to $1,358.7 million for the year ended December 31, 2003 from $1,249.1 million in 2002. Adjusted for the impact of foreign currency translation, net sales increased 7.2%, or $90.0 million, compared to the year ended December 31, 2002. Net sales increases were achieved by the Company’s Lennox and Ducane brands of home comfort equipment and Hearth Products business, all of which experienced sales increases ranging from 10% to 20% for the year ended December 31, 2003 compared to the same period in the prior year.

      Higher net sales of the Company’s Lennox brand of home comfort equipment were due primarily to customer acceptance of new products and strength in the residential new construction market driven primarily by lower interest rates. According to the National Association of Home Builders, single and multi-family housing starts of 1.85 million units in 2003 were 8.1% higher than in 2002. Higher net sales of the Company’s Ducane brand of home comfort equipment were due primarily to expanded distribution. Higher net sales in the Company’s Hearth Products business were due primarily to higher sales to new and existing customers and strength in the residential new construction market. Overall, the Company’s Residential Heating & Cooling business segment outperformed the market. For example, according to the Air-Conditioning and Refrigeration Institute, U.S. factory shipments of unitary air conditioners and heat pumps were up only 1% January through December 2003 compared to the same period in 2002.

      Net sales in the Commercial Heating & Cooling business segment increased $66.0 million, or 14.9%, to $508.4 million for the year ended December 31, 2003 compared to the year ended December 31, 2002. After adjusting for the impact of foreign currency translation, net sales increased $39.7 million, or 9.0%, compared to the year ended December 31, 2002. The higher net sales were driven primarily by increased domestic sales to new and existing national accounts, as well as higher sales to commercial mechanical contractors. Net sales in the Company’s European operations for the year ended December 31, 2003 were up modestly compared to the same period last year, when adjusted for foreign currency translation.

      Net sales in the Service Experts business segment declined $5.5 million, or 0.6%, to $937.1 million from $942.6 million for the year ended December 31, 2003 compared to the year ended December 31, 2002. Net sales declined $28.2 million, or 3.0%, after adjusting for the impact of foreign currency translation. The sales decline was entirely in the commercial new construction business due in part to price competition and sluggish commercial construction starts. Compared to the year ended December 31, 2002, net sales were higher in the service and replacement businesses and the residential new construction business.

      Refrigeration business segment net sales increased $23.4 million, or 6.4%, to $387.2 million for the year ended December 31, 2003 compared to the year ended December 31, 2002. However, after adjusting for the impact of foreign currency translation, net sales decreased $11.7 million, or 3.2%, for the year ended December 31, 2003 compared to 2002. The sales decline, after adjusting for the impact of foreign currency translation, was due primarily to continued depressed domestic and international market demand from retail customers.

Gross Profit

      Gross profit was $1,017.2 million for the year ended December 31, 2003 compared to $947.0 million for the year ended December 31, 2002, an increase of $70.2 million. Gross profit margin improved 1.7% to 33.0% for the year ended December 31, 2003 from 31.3% for the comparable period in the prior year. Gross profit margin improved in the Company’s Residential Heating & Cooling, Commercial Heating & Cooling and Refrigeration business segments.

      In the Company’s Residential Heating & Cooling business segment, gross profit margins improved 1.4% for the year ended December 31, 2003 compared to the same period last year due primarily to higher volumes, a favorable mix of higher-margin premium products and improved Hearth Products performance. Gross profit margins improved 2.3% in the Company’s Commercial Heating & Cooling business segment over the same period due to higher volumes, increased factory productivity and the benefits of reducing excess international manufacturing capacity. In the Company’s Service Experts business segment, gross profit margin declined 0.9% over the same period due primarily to unfavorable inventory valuations and increased costs on commercial construction contracts mostly in the Canadian service centers as well as labor inefficiencies and margin erosion driven by price competition necessary to maintain net sales. In the Company’s Refrigeration business segment, gross profit margin improved 1.0% over the same period due primarily to purchasing savings in the Company’s domestic and Asia Pacific operations. The absence of lower-margin business from the Company’s former Heat Transfer business segment also contributed to the gross profit margin improvement for the year ended December 31, 2003 compared to the same period last year. LIFO (last in, first out) inventory liquidations did not have a material impact on gross profit margins.

Selling, General and Administrative Expense

      Selling, general and administrative (“SG&A”) expenses were $859.6 million for the year ended December 31, 2003, an increase of $20.6 million, or 2.5%, from $839.0 million for the year ended December 31, 2002. The increase in SG&A expenses was driven by $27.0 million of unfavorable foreign currency translation and higher freight, distribution and marketing expenses due primarily to higher sales volumes. Partially offsetting these items were lower SG&A of $9.9 million (excluding unfavorable foreign currency translation) in the Company’s Service Experts business segment and the absence of SG&A from the former Heat Transfer business segment. For the year ended December 31, 2002, Service Experts’ SG&A included a cumulative unfavorable adjustment of $5.9 million for years prior to 2002 in connection with the internal inquiry discussed above (see “Restatement of Previously–Issued Financial Statements” located at the beginning of MD&A). As a percentage of total net sales, SG&A expenses were 27.9% for the year ended December 31, 2003, slightly higher compared to the year ended December 31, 2002. The Company has no significant concentration of credit risk among its diversified customer base.

      (Gains) Losses and Other Expenses

      (Gains) losses and other expenses were a net pre-tax expense of $1.9 million for the year ended December 31, 2003 which included $3.4 million of pre-tax expenses related to the Heat Transfer joint venture agreement the Company entered into with Outokumpu during the third quarter of 2002, pre-tax expenses totaling $2.6 million from the loss on the sale of a HVAC distributor in the Company’s Residential Heating & Cooling business segment and other expenses partially offset by a $2.4 million pre-tax gain on the sale of the Company’s Electrical Products Division and a $1.7 million pre-tax gain on the sale of a manufacturing facility in Europe in the Company’s Refrigeration business segment. For the year ended December 31, 2002, (gains) losses and other expenses totaled a net pre-tax gain of $7.9 million which included an $11.5 million net pre-tax gain on the sale of a 55% interest in the Company’s former Heat Transfer business segment to Outokumpu partially offset by a $3.6 million pre-tax loss on the sale of the Company’s 50% ownership interest in its Fairco S.A. joint venture in Argentina to the joint venture partner.

Restructurings

      Pre-tax restructuring charges for the year ended December 31, 2002 were $7.8 million. Of these charges, $1.3 million related to the manufacturing and distribution restructuring program which was initiated in the fourth quarter of 2001 and principally included personnel termination charges in the Company’s Residential Heating & Cooling segment, the relocation of production lines, net gains upon disposal of certain impaired assets and restructuring income associated with the subleasing of vacated corporate office lease space. The remaining $6.5 million of these charges related to the Company’s engineered machine tool business restructuring program, which was initiated in the third quarter of 2002, and included personnel termination charges and other exit costs in the Company’s former Heat Transfer business segment. (For a more detailed discussion of the Company’s 2002 restructuring programs, see “Results of Operations — Year Ended December 31, 2002 Compared to Year Ended December 31, 2001 — Restructurings.”)

Interest Expense, Net

      Interest expense, net, for the year ended December 31, 2003 decreased $3.3 million, or 10.4%, from $31.8 million for the year ended December 31, 2002. The lower interest expense resulted from lower average debt levels partially offset by marginally higher average interest rates due to a higher proportion of fixed rate debt. The average interest rates on the Company’s fixed rate debt are higher than the average interest rates on the Company’s variable rate debt. As of December 31, 2003, total debt of $362.3 million was $17.6 million lower than total debt as of December 31, 2002.

Other Expense (Income)

      Other expense (income) was income of $2.5 million for the year ended December 31, 2003 compared to income of $0.8 million last year. Other expense (income) includes foreign currency exchange gains, which relate principally to the Company’s operations in Canada, Australia and Europe, and expenses related to minority interest holders.

Provision for Income Taxes

      The provision for income taxes was $45.3 million for the year ended December 31, 2003 compared to $34.2 million for the year ended December 31, 2002. The effective tax rate was 34.9% for the year ended December 31, 2003 compared to 44.4% for the year ended December 31, 2002. This effective rate differs from the statutory federal rate of 35% principally due to state and local taxes, non-deductible expenses, foreign operating losses for which no tax benefits have been recognized and foreign taxes at rates other than 35%.

Cumulative Effect of Accounting Change

      The cumulative effect of accounting change represents an after-tax, non-cash, goodwill impairment charge of $247.9 million for the year ended December 31, 2002. This charge resulted from the adoption of SFAS No. 142 which became effective January 1, 2002 and requires that goodwill and other intangible assets with an indefinite useful life no longer be amortized as expenses of operations, but rather be tested for impairment upon adoption and, at least annually, by applying a fair-value-based test. During the first quarter of 2002, LII conducted such fair-value-based tests and recorded a pre-tax goodwill impairment charge of $283.7 million. The charge primarily relates to the Company’s Service Experts and Residential Heating & Cooling business segments. The tax benefit of this charge was $35.8 million. During the first quarter of 2003, LII performed its annual goodwill impairment test and determined that no further goodwill impairment charge was necessary.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

      The Results of Operations have been revised to reflect the restatement of the Company’s Consolidated Financial Statements for the year ended December 31, 2002. For more information, see “Restatement of Previously-Issued Financial Statements” located at the beginning of the MD&A as well as Note 3 titled “Restatement of 2002 Financial Statements and Additional Information for 2003” in the Notes to Consolidated Financial Statements.

      The Company adopted Emerging Issues Task Force (“EITF”) Issue 01-9, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products” (“EITF 01-9”), issued by the EITF in November 2001. EITF 01-9 addressed various issues related to the income statement classification of certain promotional payments, including consideration from a vendor to a reseller or another party that purchases the vendor’s products. As a result of adopting EITF 01-9 in 2002, the Company restated prior year net sales, cost of goods sold and selling, general and administrative (“SG&A”) expense. The adoption of EITF 01-9 decreased net sales by $6.0 million; increased cost of goods sold by $1.4 million and decreased SG&A expenses by $7.4 million for the year ended December 31, 2001.

Net Sales

      Net sales decreased $89.0 million, or 2.9%, to $3,024.6 million for the year ended December 31, 2002 from $3,113.6 million for the comparable period in 2001. Adjusted for the favorable impact of foreign currency translation, net sales declined 3.2% compared to the same period in 2001. The sales decline was attributable to lower sales in the Company’s Service Experts and Commercial Heating & Cooling segments, the wind-down of the Company’s engineering business (see “Restructurings”) and the absence of sales (September 2002 through December 2002) from the Company’s former Heat Transfer business segment, 55% of which was sold to Outokumpu during the third quarter of 2002. The Company currently reports the historical results of operations of its former Heat Transfer business segment in the “Corporate and other” business segment.

      Net sales in the Residential Heating & Cooling segment increased $54.0 million, or 4.5%, to $1,249.1 million for the year ended December 31, 2002 from $1,195.1 million for the year ended December 31, 2001. Adjusted for the impact of foreign currency translation, net sales increased 4.7%, or $55.9 million, compared to 2001. The North American market for residential air conditioners, heat pumps and gas furnaces increased industry-wide through December 2002 as compared to the prior year, due primarily to favorable weather during the cooling season. Net sales of the Company’s Lennox- and Ducane-branded products, as well as evaporator coils from its Advanced Distributor Products unit, were particularly strong for the twelve months ended December 31, 2002.

      Net sales in the Commercial Heating & Cooling segment decreased $27.6 million, or 5.9%, to $442.4 million for the year ended December 31, 2002 compared to the prior year. The sales decrease was 7.4% after adjusting for the impact of foreign currency exchange. The decline was due primarily to lower demand levels for commercial air conditioning equipment in North America as well as the absence of sales from the Company’s Australian commercial air conditioning operations, which were exited during the second quarter of 2002. North American industry shipments of unitary commercial HVAC equipment were down in 2002 as compared to 2001. Lower demand in Europe also contributed to the sales decline.

      Net sales in the Service Experts segment were $942.6 million for the year ended December 31, 2002, a decrease of $60.0 million, or 6.0%, from $1,002.6 million for the year ended December 31, 2001. The sales decline was 5.7% after adjusting for the impact of foreign currency exchange. On a same-store basis, after adjusting for sold or closed service centers in connection with a restructuring program announced in 2001, net sales in the Service Experts segment declined 3.6% in 2002 compared to 2001. As a result of this restructuring program, the primary operating focus of this segment in 2002 was improving operating efficiency through cost reduction programs, expense control initiatives and reductions in personnel.

      Refrigeration segment net sales increased $15.7 million, or 4.5%, to $363.8 million for the year ended December 31, 2002 compared to the prior year. After adjusting for the impact of foreign currency exchange, the sales increase was 2.4%. A sustained strengthening order rate for commercial refrigeration equipment in the Company’s domestic and Asia Pacific operations resulted in higher net sales in 2002. In the U.S., LII improved market share in this segment in part due to the successful launch of the Pro3 package refrigeration units. Eleven new product platforms were introduced in 2002, with approximately one-third of net sales derived from products introduced in the past three years.

      Corporate and other segment revenues declined $71.2 million, or 35.6%, to $129.3 million for the year ended December 31, 2002 compared to the year ended December 31, 2001. The “Corporate and other” segment net sales primarily consists of the historical results of the Company’s former Heat Transfer segment, 55% of which was sold to Outokumpu in August 2002. As a result, the sales decline was primarily attributable to the absence of sales from this segment during the last four months of 2002.

Gross Profit

      Gross profit was $947.0 million for the year ended December 31, 2002 compared to $914.4 million for the year ended December 31, 2001, an increase of $32.6 million. Gross profit margin improved 1.9% to 31.3% for the year ended December 31, 2002 from 29.4% for the comparable period in the prior year. Gross profit margin in the Company’s Service Experts segment improved 2.1% in 2002 compared to 2001 due primarily to direct labor personnel reductions and increased productivity of existing direct labor personnel. Service Experts direct labor personnel reductions were made in connection with a restructuring program announced in 2001 as well as efforts to staff individual service centers to match market demand. The gross profit margin improvement was also due to factory efficiencies, particularly in the areas of labor utilization, purchasing savings and lower overhead. LIFO (last in, first out) inventory liquidations did not have a material impact on gross margins.

Selling, General and Administrative Expense

      SG&A expenses were $839.0 million for the year ended December 31, 2002, a decrease of $10.7 million, or 1.3%, from $849.7 million for the year ended December 31, 2001. As a percentage of total revenues, SG&A expenses increased to 27.7% for the year ended December 31, 2002 from 27.3% for the year ended December 31, 2001. SG&A expenses for 2001 included $18.6 million of goodwill and trademark amortization, which has been discontinued with the adoption of SFAS No. 142 on January 1, 2002. Bad debt expense, which is driven largely by overall economic conditions, totaled $9.8 million and $15.8 million for the twelve-month periods ended December 31, 2002 and 2001, respectively. The bad debt expense was higher in 2001 as it included specific reserves for two customers totaling $4.2 million. The Company has no significant concentration of credit risk among its diversified customer base. Partially offsetting the favorable bad debt expense variance and absence of goodwill and trademark amortization in 2002 were the inclusion of a cumulative unfavorable adjustment of $5.9 million for years prior to 2002 in connection with the internal inquiry within the Company’s Service Experts business segment as discussed previously (see “Restatement of Previously–Issued Financial Statements” located at the beginning of MD&A); higher profit sharing and incentive programs expenses, driven primarily by improved financial performance; and higher insurance costs.

Restructurings

      During 2001, the Company undertook separate restructuring initiatives of its Service Experts operations and certain of its manufacturing and distribution operations. During 2002, the Company undertook an additional restructuring initiative of its non-core Heat Transfer engineering business. The three initiatives are as follows:

1.	Retail Restructuring Program

In the second quarter of 2001, the Company recorded a pre-tax restructuring charge of $38.0 million ($25.6 million, net of tax), which covered the selling, closing or merging of 38 company-owned dealer service centers in the Company’s Service Experts segment. The $38.0 million pre-tax restructuring charge included inventory impairments of $3.4 million in cost of goods sold. These centers were either under-performing financially, located in geographical areas requiring disproportionate management effort or focused on non-HVAC activities. The major actions of the plan consisted of employee terminations, closure, sale or merger of dealer service centers and completion of in-process commercial construction jobs, all of which have been completed, with long-term lease and other exit cost payments continuing into 2003. The revenue and net operating loss of the service centers sold, closed or merged as part of the Retail Restructuring Program were $24.5 million and $3.9 million, respectively, for the year ended December 31, 2001.

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

Through December 2002, the Company made cash payments of $15.4 million under this program. These payments included $2.9 million for severance and benefit payments and $12.5 million for other exit costs payments. The Company made cash expenditures of $3.6 million for other exit costs in 2003. The improvement in net operating income due to the elimination of net operating losses of service centers sold, closed or merged under this restructuring program was $3.9 million for the year ended December 31, 2002.

2.	Manufacturing and Distribution Restructuring Program

In the fourth quarter of 2001, the Company recorded pre-tax restructuring charges totaling $35.2 million ($31.0 million, net of tax) for severance and other exit costs that resulted from the Company’s decision to sell or abandon certain manufacturing and distribution operations. The $35.2 million pre-tax restructuring charge included inventory impairments of $4.4 million in cost of goods sold. The major actions included in the plan were the closing of a domestic distribution facility, the Company’s Mexico sales office, manufacturing plants in Canada, Australia and Europe, and the disposal of other non-core Heat Transfer businesses. The revenue and net operating loss of separately identifiable operations were $36.3 million and $2.3 million, respectively, for the year ended December 31, 2001.

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

Through December 2002, the Company made cash payments of $10.0 million under this program. These payments included $7.7 million for severance and benefit payments and $2.3 million for other exit cost payments. During 2003, the Company made cash payments of $2.1 million under this program.

These payments included $1.3 million for severance and benefit payments and $0.8 million for other exit cost payments. The improvements in net operating income were approximately $6.0 million for the year ended December 31, 2002.

3.	Engineering Business Restructuring Program

In the third quarter of 2002, the Company recorded a pre-tax restructuring charge of $7.5 million ($5.2 million, net of tax) for inventory impairments, severance and other exit costs that resulted from the Company’s decision to abandon a residual portion of the Heat Transfer business that does not fit with the Company’s strategic focus and was not included in the joint ventures with Outokumpu formed during the third quarter of 2002. The $7.5 million charge included $1.0 million related to inventory write-downs, which has been included in cost of goods sold.

The $7.5 million pre-tax charge for the Engineering Business Restructuring Program consisted of $3.7 million of severance and benefit charges, $2.8 million for other exit costs and $1.0 million of inventory impairment. Actual operating losses in 2002 from this business totaled $6.9 million. The Company completed the wind-down period of this business and recorded an additional operating loss of $1.8 million in 2003. Operating losses from this business are reported in the “Corporate and other” business segment.

      In summary, pre-tax restructuring charges for the year ended December 31, 2002 were $7.8 million. Of these charges, $1.3 million stemmed from the Manufacturing and Distribution Restructuring Program and principally included personnel termination charges in the Company’s Residential Heating & Cooling segment, the relocation of production lines, net gains upon disposal of certain impaired assets and restructuring income associated with the subleasing of vacated corporate office lease space. The remaining $6.5 million of these charges stemmed from the Engineering Business Restructuring Program and included personnel termination charges and other exit costs in the Company’s former Heat Transfer business segment. Pre-tax restructuring charges for the year ended December 31, 2001 were $73.2 million, of which $7.8 million was included in cost of goods sold. Of these charges, $38.0 million stemmed from the Retail Restructuring Program ($3.4 million in cost of goods sold) and $35.2 million stemmed from the Manufacturing and Distribution Restructuring Program ($4.4 million in cost of goods sold).

(Gains) Losses and Other Expenses

      During 2002, LII recognized two events aggregating in a net pre-tax gain of $7.9 million. These events were related to narrowing LII’s strategic focus on its core businesses. These events are detailed as follows:

1.	Sale of Heat Transfer Business

In August 2002, LII formed joint ventures with Outokumpu. Outokumpu purchased a 55% interest in the Company’s former Heat Transfer business segment in the U.S. and Europe for $55 million in cash and notes, with LII retaining 45% ownership. LII recognized a pre-tax gain on the sale of $23.1 million, subject to post-closing balance sheet audit adjustments. In conjunction with the sale, LII incurred $11.6 million of other charges and expenses. Included in this amount are asset impairments that reduced to zero the carrying value of non-core Heat Transfer assets not included in the sale and that were identified for abandonment in the third quarter of 2002. Additionally, this amount included a pension curtailment in connection with U.S.-based Heat Transfer employees, indemnification of flood losses that occurred at a Heat Transfer manufacturing facility in Prague, Czech Republic in August 2002 and other related transaction expenses. The net after-tax gain on the sale was $6.4 million. LII accounts for its remaining 45% ownership using the equity method of accounting.

2.	Exit from Commercial HVAC Operations in Argentina

In August 2002, LII sold its 50% ownership interest in its Argentine joint venture. Operationally, this joint venture was under performing, in large part due to volatile economic conditions in Argentina. The Company recognized a pre-tax loss on the sale of $3.6 million. The tax benefit recognized on the loss on sale was $2.4 million resulting in a net after-tax loss of $1.2 million. The proceeds from the sale were immaterial.

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

Other Expense (Income)

      Other expense (income) was $(0.8) million for the year ended December 31, 2002 and $0.6 million for the year ended December 31, 2001. Other expense (income) is primarily comprised of foreign currency exchange gains or losses, which relate principally to the Company’s operations in Canada, Australia and Europe. Appreciation of Australia’s and Europe’s currencies was primarily responsible for the overall change versus last year. Other expense (income) also includes expenses related to minority interest holders.

Provision for Income Taxes

      The provision for income taxes was $34.2 million for the year ended December 31, 2002 compared to a benefit from income taxes of $2.0 million for the year ended December 31, 2001. Excluding the tax benefit resulting from restructuring recognized in 2002 and in 2001, and (gains) losses and other expenses in 2002, the effective tax rate was 47.0% and 50.6% for the years ended December 31, 2002 and December 31, 2001. This rate differs from the statutory federal rate of 35.0% principally due to state and local taxes, non-deductible expenses, foreign operating losses for which no tax benefits have been recognized and foreign taxes at rates other than 35.0%, partially offset by favorable resolution of tax contingencies.

Cumulative Effect of Accounting Change

      The cumulative effect of accounting change represents an after-tax, non-cash, goodwill impairment charge of $247.9 million for the year ended December 31, 2002. This charge resulted from the adoption of SFAS No. 142 which became effective January 1, 2002 and requires that goodwill and other intangible assets with an indefinite useful life no longer be amortized as expenses of operations, but rather be tested for impairment upon adoption and, at least annually, by applying a fair-value-based test. During the first quarter of 2002, LII conducted such fair-value-based tests and recorded a pre-tax goodwill impairment charge of $283.7 million. The charge primarily relates to the Company’s Service Experts and Residential Heating & Cooling business segments. The tax benefit of this charge was $35.8 million.

Liquidity, Capital Resources and Off-Balance Sheet Arrangements

      Lennox’s working capital and capital expenditure requirements are generally met through internally generated funds, bank lines of credit and a revolving period asset securitization arrangement. Working capital needs are more extensive in the first and second quarter due to the seasonal nature of the Company’s business cycle.

      During 2003, LII generated $56.7 million of cash from operations compared to $168.0 million in 2002 and $212.0 million in 2001. Cash from operations during 2003 was negatively impacted by approximately $99.0 million due to reduced utilization of the asset securitization arrangement as of December 31, 2003. Additionally, cash from operations was approximately $20.0 million less in 2003 compared to 2002 due to prior years’ initiatives to reduce overall working capital. Net cash provided by investing activities in 2002 includes $55 million from the Outokumpu JV sales, acquiring a partner’s remaining 14% interest in Heatcraft do Brasil S.A., and proceeds from the sale of the net assets of a distributor in the Residential Heating & Cooling segment. Cash used to fund acquisitions in 2001 amounted to $21.3 million and this consisted primarily of contingent payment considerations on prior Retail acquisitions and similar contingent consideration for the

Kirby company acquisition. Cash used in financing activities in 2002 reflects the Company’s issuance of $143.8 million of 6.25% convertible subordinated notes due 2009 offset by the use of these net proceeds, the cash from the Outokumpu transaction and cash from operations to reduce its indebtedness under its revolving credit facility.

      As of December 31, 2003, $28.6 million of cash and cash equivalents were restricted due to outstanding letters of credit.

      Capital expenditures of $41.2 million and $23.1 million in 2003 and 2002, respectively, were primarily for production equipment in the manufacturing plants in the Residential Heating & Cooling and Commercial Heating & Cooling business segments. The Company estimates that capital expenditures in 2004 will approximate its annual depreciation expense.

      As of December 31, 2003, the Company had outstanding long-term debt obligations totaling $358.7 million, which was down from $370.6 million at December 31, 2002. The amount outstanding as of December 31, 2003 consisted primarily of seven issues of notes with an aggregate principal outstanding of $354.3 million, with interest rates ranging from 6.25% to 8.0% and with maturities ranging from 2004 to 2010. The Company has bank lines of credit aggregating $275.5 million, of which $6.7 million was borrowed and outstanding, and $65.1 million was committed to standby letters of credit as of December 31, 2003. The remaining $203.7 million was available for future borrowings, subject to covenant limitations. Included in the lines of credit are several regional facilities and a multi-currency facility in the amount of $225 million governed by agreements between the Company and a syndicate of banks. In September 2003, the Company amended its former domestic facility to, among other things, base covenants on the financials of domestic and foreign subsidiaries, extend the facility maturity date to September 2006 and reduce capacity from $270 million to $205 million. In October 2003, the facility capacity was increased to $225 million. The facility bears interest, at the Company’s option, at a rate equal to either (a) the greater of the bank’s prime rate or the federal fund’s rate plus 0.5% or (b) the London Interbank Offered Rate plus a margin equal to 1.0% to 2.5%, depending upon the ratio of total funded debt-to-earnings before interest, taxes, depreciation and amortization (“EBITDA”) as defined in the facility. The Company pays a facility fee, depending upon the ratio of total funded debt to EBITDA, equal to 0.25% to 0.50% of the capacity. The facility includes restrictive covenants that limit the Company’s ability to incur additional indebtedness, encumber its assets, sell its assets, or pay dividends. There are no required payments prior to the expiration of the facility. The Company’s facility and promissory notes are secured by the stock of the Company’s major subsidiaries. The facility requires that LII annually and quarterly deliver financial statements, as well as compliance certificates, to the banks within a specified period of time. As a result of the delay in filing of LII’s Annual Report on Form 10-K for the year ended December 31, 2003 and Quarterly Reports on Forms 10-Q for the quarters ended March 31, 2004 and June 30, 2004, LII requested and received waivers from its banks through December 31, 2004, of any breach due to a delay in the delivery of its annual and quarterly financial statements, as well as compliance certificates. Upon filing this Annual Report on Form 10-K and LII’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2004, and June 30, 2004 with the SEC and by delivering a copy of these filings to the Administrative Agent under the facility, LII will comply with the terms of the facility.

      On May 8, 2002, the Company issued $143.8 million of 6.25% convertible subordinated notes (“Notes”), maturing June 1, 2009, and received proceeds totaling approximately $139 million after debt issuance costs. Interest is payable semi-annually on June 1 and December 1 of each year. Each $1,000 Note is convertible into 55.29 shares of Common Stock. Redemption can occur at the Company’s option beginning in June 2005 if the market price of the Company’s Common Stock has exceeded $23.52 during specified periods and at the option of the Note holders if the market price of the Company’s Common Stock has exceeded $19.90 during specified periods or if the market price of the Notes is less than 95% of the market price of the stock multiplied by 55.29. The Notes are junior in right of payment to all our existing and future senior indebtedness, and are structurally subordinated to all liabilities of our subsidiaries, including trade payables, lease commitments and money borrowed. Under the Registration Rights Agreement, dated as of May 8, 2002 (the “Registration Rights Agreement”), between LII, UBS Warburg LLC and the other initial purchasers relating to the Notes, LII agreed that during the two-year period from the date of issuance of the Notes (May 8, 2002), LII would file with the SEC a registration statement on the Notes and cause the registration statement to be declared effective and usable for the offer and sale of the Notes. The delay in filing of LII’s Annual Report on Form 10-K caused a default on April 29, 2004 under the Registration Rights Agreements (the “Default Date”) since the registration statement ceased to be effective through May 8, 2004 (a “Registration Default”). Upon a Registration Default, LII became contractually obligated to pay an additional 0.25% per annum interest (“Liquidated Damages”) from the Default Date until the second anniversary of the issuance of the Notes. As of May 8, 2004, LII was no longer in default with no further Liquidated Damages required. LII paid approximately $32,000 in Liquidated Damages on June 1, 2004.

      Summarized below are LII’s long-term payment obligations (amounts shown in million):

	Payments Due by Period

		1 Year	2-3	4-5	After
	Total	or Less	Years	Years	5 Years

Long-term debt and capital leases	$358.7	$21.4	$85.6	$72.6	$179.1
Operating leases	170.7	43.7	50.2	23.7	53.1
Purchase obligations	20.1	20.1	—	—	—

Total contractual obligations	$549.5	$85.2	$135.8	$96.3	$232.2

      Purchase obligations consist of copper and aluminum commitments. The above table does not include retirement and postretirement liabilities because it is not certain when these liabilities will become due. See Note 12 of the Notes to the Company’s Consolidated Financial Statements for additional information.

      LII, in addition to the revolving and term loans described above, utilizes two other types of financing in the course of funding its operations:

Trade accounts receivable are sold on a non-recourse basis to third parties. The sales are reported as a reduction of the asset “Accounts and notes receivable, net” in the Consolidated Balance Sheets. As of December 31, 2003 and December 31, 2002, LII had sold zero and $99.0 million, respectively, of such accounts receivable. The receivables are sold at a discount from face value, and this discount aggregated $2.9 million in 2003 and $4.3 million in 2002. The discount expense is shown as a component of selling, general and administrative expense in the Consolidated Statements of Operations.

LII also leases real estate and machinery and equipment pursuant to leases, that properly are not capitalized on the balance sheet under Generally Accepted Accounting Principles (“GAAP”), including high-turnover equipment such as autos and service vehicles and short-lived equipment such as personal computers. These operating leases generated rent expense of approximately $59.7 million, $71.4 million and $69.9 million in the years 2003, 2002 and 2001, respectively.

      LII’s domestic revolving and term loans contain certain financial covenant restrictions. As of December 31, 2003, LII was in compliance with all covenant requirements and LII believes that cash flow from operations, as well as available borrowings under its revolving credit facility and other sources of funding will be sufficient to fund its operations for the foreseeable future. LII is currently reviewing its capital structure, and this review may include modifying current sources of capital or obtaining alternative sources of capital with a goal of providing additional financial flexibility to LII.

Market Risk

      LII’s results of operations can be affected by changes in exchange rates. Net sales and expenses in currencies other than the United States dollar are translated into United States dollars for financial reporting purposes based on the average exchange rate for the period. During 2003, 2002 and 2001, net sales from outside the United States represented 24.0%, 22.1% and 21.4%, respectively, of total net sales. Historically, foreign currency transaction gains (losses) have not had a material effect on LII’s overall operations. The impact of a 10% change in exchange rates on income from operations is estimated to be approximately $3.0 million.

      The Company’s results of operations can be affected by changes in interest rates due to variable rates of interest on the revolving credit facilities. A 10% change in interest rates would not be material to the Company’s results of operations.

      The Company enters into commodity futures contracts to stabilize prices expected to be paid for raw materials and parts containing high copper and aluminum content. These contracts are for quantities equal to, or less than, quantities expected to be consumed in future production. As of December 31, 2003, LII was committed for 13.4 million pounds of aluminum and 12.0 million pounds of copper under such arrangements. The net fair value of these contracts was an asset of $2.3 million as of December 31, 2003. Accordingly, the Company has recorded an unrealized gain of $1.4 million, net of tax provision of $0.9 million, in the Accumulated Other Comprehensive Loss component of stockholders’ equity. The impact of a 10% change in commodity prices on the Company results from operations is estimated to be approximately $16.0 million, absent any other contravening actions.

Inflation

      Historically, inflation has not had a material effect on LII’s results of operations.

Critical Accounting Policies

      The preparation of financial statements requires the use of judgments and estimates. The critical accounting policies are described below to provide a better understanding of how the Company develops its judgments about future events and related estimations and how they can impact the financial statements. A critical accounting policy is one that requires the most difficult, subjective or complex estimates and assessments and is fundamental to the results of operations. The Company identified the most critical accounting policies to be:

•	Estimation of warranty liabilities;

•	Valuation of goodwill and intangible assets;

•	Adequacy of allowance for doubtful accounts;

•	Pension and Postretirement benefit projections; and

•	Estimates of self-insured risks.

      This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes beginning on page 33.

Product Warranties

      A liability for estimated warranty expense is established by a charge against operations at the time the products are sold. The subsequent costs incurred for warranty claims serve to reduce the product warranty liability. The Company recorded warranty expense of $25.4 million, $25.9 million and $27.2 million for the years ended December 31, 2003, 2002 and 2001, respectively.

      The Company’s estimate of future warranty costs is determined for each product line. The number of units that are expected to be repaired or replaced is determined by applying the estimated failure rate, which is generally based on historical experience, to the number of units that have been sold and are still under warranty. The estimated units to be repaired under warranty are multiplied by the average cost (undiscounted) to repair or replace such products to determine the Company’s estimated future warranty cost. The Company’s estimated future warranty cost is subject to adjustment from time to time depending on changes in actual failure rate and cost experience.

      Total liabilities for estimated warranty expense are $67.3 million and $63.6 million as of December 31, 2003 and 2002, respectively, and are included in the following captions on the accompanying Consolidated Balance Sheets (in millions):

	December 31,

		Restated
	2003	2002

Accrued expenses	$28.1	$25.9
Other liabilities	39.2	37.7

	$67.3	$63.6

      The changes in the carrying amount of the Company’s total warranty liabilities for the years ended December 31, 2003 and 2002 are as follows (in millions):

Total warranty liability at December 31, 2001	$61.9
Payments made in 2002	(24.2)
Changes resulting from issuance of new warranties (restated)	25.9

Total warranty liability at December 31, 2002 (restated)	$63.6
Payments made in 2003	(21.7)
Changes resulting from issuance of new warranties	25.4

Total warranty liability at December 31, 2003	$67.3

      The change in warranty liability that resulted from changes in estimates of warranties issued is not significant.

Goodwill and Other Intangible Assets

      Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142 as of January 1, 2002. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”

      In connection with SFAS No. 142’s transitional goodwill impairment evaluation, the statement required the Company to perform an assessment of whether there was an indication that goodwill was impaired as of the date of adoption. To accomplish this, the Company was required to identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. To the extent the carrying amount of a reporting unit exceeded the fair value of the reporting unit, the Company would be required to perform the second step of the transitional impairment test, as this is an indication that the reporting unit goodwill may be impaired. The second step was required for certain reporting units within the Residential Heating & Cooling, Service Experts and Heat Transfer reporting segments where the results of various business operations acquired during 1998 to 2000 were lower than expected. In the second step, the Company compared the implied fair value of the reporting units goodwill with the carrying amount of the reporting unit goodwill, both of which were measured as of the date of adoption. The implied fair value of goodwill was determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations.” The residual fair value after this allocation was the implied fair value of the reporting units’ goodwill and was less than the carrying amount of these reporting units’ goodwill by $283.7 million. Accordingly, the Company recorded a $283.7 million ($247.9 million, net of tax) impairment charge upon adoption.

      The goodwill impairment evaluation described above requires management to make long-range forecasts, determine the weighted average cost of capital and estimate the fair value of assets (both recognized and unrecognized) for the various reporting units. These forecasts and related factors are subject to various risks and uncertainties described within this document. To the extent these forecasts do not materialize and are adjusted downward in later periods, additional impairments may be required.

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

Pensions and Postretirement Benefits

      The Company has domestic and foreign pension plans covering essentially all employees. The Company also maintains an unfunded postretirement benefit plan, which provides certain medical and life insurance benefits to eligible employees. The pension plans are accounted for under provisions of SFAS No. 87, “Employers’ Accounting for Pensions.” The postretirement benefit plan is accounted for under the provisions of SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions.” In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”) was signed into law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In January 2004, Financial Accounting Standards Board Staff Position No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” was issued and it permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act. The Company has elected to make this deferral, as the specific authoritative guidance on the accounting for the federal subsidy is pending. Therefore, the accumulated postretirement benefit obligation and net postretirement benefit costs in the financial statements and footnote do not reflect the effects of the Act on the plan.

      The benefit plan assets and liabilities included in the Company’s financial statements and associated notes reflect management’s assessment as to the long-range performance of its benefit plans. These assumptions are listed below:

	Pension Benefits		Other Benefits

	2003	2002	2003	2002

Weighted-average assumptions as of December 31:
Discount rate	6.00%	6.75%	6.00%	6.75%
Expected return on plan assets	8.75	9.50	—	—

      To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio and the effect of periodic rebalancing. These results were adjusted for the payment of reasonable expenses of the plan from plan assets. This resulted in the selection of the 8.75% long-term rate of return on assets assumption.

Self-Insurance Expense

      The Company self-insures for Worker’s Compensation, Product Liability, General Liability, Auto Liability and Physical Damage. On January 1, 2002, a captive insurance company was formed for all the above risks subsequent to that date.

      The Company utilizes the services of a third party actuary to assist in the determination of its self-insurance expense and liabilities. The expense and liabilities were determined based on historical company claims information, as well as industry factors and trends in the level of such claims and payments.

      The Company’s self-insurance reserves, calculated on an undiscounted basis, as of December 31, 2003, represent the best estimate of the future payments to be made on losses reported and unreported for 2003 and prior years. The majority of the Company’s self-insured risks (excluding Auto and Physical Liability) have relatively long payout patterns. The Company’s accounting policy is not to discount its self-insurance reserves. The Company maintains safety and manufacturing programs that are designed to improve the safety and effectiveness of its business processes, and as a result reduce the level and severity of its various self-insurance risks.

      The Company’s reserves for self-insurance risks total $51.8 million and $48.2 million at December 31, 2003 and 2002, respectively. Actual payments for claims reserved at December 31, 2003 may vary depending on various factors including the development and ultimate settlement of reported and unreported claims.

Recent Accounting Pronouncement

      EITF Issue 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” (“EITF 04-8”) was finalized at the end of September 2004 and becomes effective for the Company for all periods ending after December 15, 2004. EITF 04-8 will be applied by retrospectively restating previously reported earnings per share (“EPS”). EITF 04-8 will require that contingently convertible debt securities with a market price trigger should be included in diluted EPS, regardless of whether the market price trigger has been met. Contingently convertible debt securities are generally convertible into common shares of the issuer after the price of the common stock has exceeded a predetermined threshold for a specific time period.

      On May 8, 2002, the Company issued $143.8 million of 6.25% convertible subordinated notes (“Notes”). Each $1,000 Note is convertible into 55.29 shares of common stock. Redemption can occur at the Company’s option beginning in June 2005 if the market price of the Company’s Common Stock has exceeded $23.52 during specified periods and at the option of the Note holders if the market price of the Company’s Common Stock has exceeded $19.90 during specified periods or if the market price of the Notes is less than 95% of the market price of the stock multiplied by 55.29. Upon adoption of EITF 04-8, the Company will include 7.9 million shares of common stock and exclude the corresponding interest expense and amortization of deferred financing costs associated with the Notes in its diluted EPS computations.

      The following table compares the diluted EPS computations before and after the adoption of EITF 04-8 (in millions, except per share data):

	Years Ended December 31,

	2003 Before	2003 After	2002 Before	2002 After
	Adoption	Adoption	Adoption	Adoption

Net income (loss)	$84.4	$84.4	$(205.0)	$(205.0)
Add: after-tax interest expense and amortization of deferred financing costs on Notes	—	6.3	—	4.1

Net income (loss) as adjusted	$84.4	$90.7	$(205.0)	$(200.9)

Weighted average shares outstanding	58.4	58.4	57.3	57.3
Effect of diluted securities attributable to stock options, performance share awards and Notes	2.0	9.9	1.6	6.8

Weighted average shares outstanding, as adjusted	60.4	68.3	58.9	64.1

Diluted earnings (loss) per share	$1.40	$1.33	$(3.48)	$(3.14)

EITF 04-8 will have no impact on the years presented prior to 2002 as the Notes were issued on May 8, 2002.

Subsequent Events

Service Experts Turnaround Plan

      In April 2004, the Company announced the specifics of a turnaround plan designed to improve the performance of its Service Experts business segment. The plan realigns Service Experts’ dealer service centers to focus on service and replacement opportunities in the residential and light commercial markets.

      The Company identified 130 dealer service centers, whose primary business is residential and light commercial service and replacement, which comprise the ongoing Service Experts business segment. LII intends to divest the remaining 47 centers, in addition to the previously announced closure of four centers. The 47 centers that are no longer a part of Service Experts are organized under a new entity and will be classified as a discontinued business and managed separately.

      As of September 30, 2004, 28 of the 47 centers identified for divestiture have been sold and the Company anticipates the remaining centers will be divested by the end of 2004. Cash proceeds from the sale of these centers and related tax effects are expected to more than offset the cash expenses of divestiture.

Service Experts Goodwill Impairment

      Pursuant to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” LII is required, at least annually, to review the carrying value of goodwill on its books, which at December 31, 2003 amounted to $447.3 million. LII completed this review in the first quarter of 2004 and took a goodwill impairment charge of $221.6 million ($196.9 million, net of tax) associated with its Service Experts unit. Fair value of the reporting unit was determined consistent with the method described in Note 2. This impairment will be recorded in operating expenses on the consolidated statement of operations in 2004.

Pre-payment of Long-term Debt

      In June 2004, LII made a pre-payment on its long-term debt of $35 million. The long-term debt was scheduled to have been repaid in the third quarter of 2005. The pre-payment make-whole amount associated with the debt was $1.9 million.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      The information required by this item is included under Item 7 above.

Item 8.     Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

     Lennox International Inc.:

      We have audited the consolidated balance sheets of Lennox International Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of Lennox International Inc., for the year ended December 31, 2001, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements and financial statement schedule, before the revision described in Note 2 (under the heading “Goodwill and Other Intangible Assets”) to the consolidated financial statements, in their report dated February 6, 2002.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lennox International Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Schedule II — Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2003 and 2002, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth.

      As discussed in Note 3 to the consolidated financial statements, Lennox International Inc. and subsidiaries has restated its consolidated balance sheet as of December 31, 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended.

      As discussed in Note 2 (under the heading “Goodwill and Other Intangible Assets”) to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in 2002 to conform to Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets.

      As discussed above, the consolidated financial statements and financial statement schedule of Lennox International Inc. for the year ended December 31, 2001 were audited by other auditors who have ceased operations. As described in Note 2, these financial statements have been revised to include the transitional disclosures required by SFAS No. 142, Goodwill and Other Intangible Assets, which were adopted by the Company as of January 1, 2002. In our opinion, the disclosures for 2001 in Note 2 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 consolidated financial statements of Lennox International Inc. other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements taken as a whole.

KPMG LLP

Dallas, Texas

October 5, 2004

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of

     Lennox International Inc.:

      We have audited the accompanying Consolidated Balance Sheets of Lennox International Inc. (a Delaware corporation) and Subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

ARTHUR ANDERSEN LLP(1)

Dallas, Texas,

February 6, 2002

(1)	This report is a copy of the previously issued report covering fiscal years 2001 and 2000. The predecessor auditors have not reissued their report. The consolidated financial statements as of December 31, 2001 and for each of the years in the two-year period then ended have been revised to include the transitional disclosures required by Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets (see Note 2 under the heading “Goodwill and Other Intangible Assets”). The report of Arthur Andersen LLP presented above does not extend to these changes.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31, 2003 and 2002
(In millions, except share data)

	As of December 31,

		Restated
	2003	2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$76.1	$74.4
Accounts and notes receivable, net	463.4	304.6
Inventories	226.6	214.6
Deferred income taxes	33.4	34.0
Other assets	46.0	37.5

Total current assets	845.5	665.1
PROPERTY, PLANT AND EQUIPMENT, net	234.6	231.4
GOODWILL, net	447.3	420.7
DEFERRED INCOME TAXES	59.8	74.5
OTHER ASSETS	139.4	115.9

TOTAL ASSETS	$1,726.6	$1,507.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$3.6	$9.3
Current maturities of long-term debt	21.4	13.9
Accounts payable	262.9	250.7
Accrued expenses	292.1	257.1
Income taxes payable	35.3	12.6

Total current liabilities	615.3	543.6
LONG-TERM DEBT	337.3	356.7
POSTRETIREMENT BENEFITS, OTHER THAN PENSIONS	13.8	13.5
PENSIONS	94.1	85.4
OTHER LIABILITIES	81.9	78.1

Total liabilities	1,142.4	1,077.3

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 200,000,000 shares authorized, 64,247,203 shares and 62,922,308 (restated) shares issued for 2003 and 2002, respectively	0.6	0.6
Additional paid-in capital	420.4	403.4
Retained earnings	218.9	156.7
Accumulated other comprehensive loss	(6.4)	(78.5)
Deferred compensation	(18.2)	(21.2)
Treasury stock, at cost, 3,043,916 shares and 3,009,656 shares for 2003 and 2002 respectively	(31.1)	(30.7)

Total stockholders’ equity	584.2	430.3

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,726.6	$1,507.6

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2003, 2002 and 2001
(In millions, except per share data)

	For the Years Ended December 31,

		Restated
	2003	2002	2001

NET SALES	$3,085.1	$3,024.6	$3,113.6
COST OF GOODS SOLD	2,067.9	2,077.6	2,199.2

Gross profit	1,017.2	947.0	914.4
OPERATING EXPENSES:
Selling, general and administrative expense	859.6	839.0	849.7
Restructurings	—	7.8	65.4
(Gains) Losses and other expenses	1.9	(7.9)	—

Income (loss) from operations	155.7	108.1	(0.7)
INTEREST EXPENSE, net	28.5	31.8	43.1
OTHER (INCOME) EXPENSE	(2.5)	(0.8)	0.6

Income (loss) before income taxes and cumulative effect of accounting change	129.7	77.1	(44.4)
PROVISION FOR (BENEFIT FROM) INCOME TAXES	45.3	34.2	(2.0)

Income (loss) before cumulative effect of accounting change	84.4	42.9	(42.4)

CUMULATIVE EFFECT OF ACCOUNTING CHANGE	—	247.9	—

Net income (loss)	$84.4	$(205.0)	$(42.4)

INCOME (LOSS) PER SHARE BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE:
Basic	$1.45	$0.75	$(0.75)
Diluted	$1.40	$0.73	$(0.75)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE PER SHARE:
Basic	$—	$(4.33)	$—
Diluted	$—	$(4.21)	$—
NET INCOME (LOSS) PER SHARE:
Basic	$1.45	$(3.58)	$(0.75)
Diluted	$1.40	$(3.48)	$(0.75)

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2003, 2002 and 2001
(In millions, except per share data)

	Common Stock
			Additional				Treasury	Total
	Shares		Paid-In	Retained	Accumulated Other	Deferred	Stock at	Stockholders’	Comprehensive
	Issued	Amount	Capital	Earnings	Comprehensive Loss	Compensation	Cost	Equity	Income (Loss)

BALANCE AT DECEMBER 31, 2000	60.4	$0.6	$372.7	$447.4	$(37.1)	$(10.2)	$(34.1)	$739.3
Net loss	—	—	—	(42.4)	—	—	—	(42.4)	$(42.4)
Dividends, $0.38 per share	—	—	—	(21.5)	—	—	—	(21.5)	—
Foreign currency translation adjustments	—	—	—	—	(22.4)	—	—	(22.4)	(22.4)
Minimum pension liability adjustments, net of tax provision of $3.6	—	—	—	—	(5.8)	—	—	(5.8)	(5.8)
Deferred compensation	(0.4)	—	(2.7)	—	—	4.2	(0.2)	1.3	—
Derivatives, net of tax provision of $1.9	—	—	—	—	(3.0)	—	—	(3.0)	(3.0)
Common stock issued	0.7	—	2.9	—	—	—	3.9	6.8	—

Comprehensive loss	—	—	—	—	—	—	—	—	$(73.6)

BALANCE AT DECEMBER 31, 2001	60.7	$0.6	$372.9	$383.5	$(68.3)	$(6.0)	$(30.4)	$652.3	—
Net loss (restated)	—	—	—	(205.0)	—	—	—	(205.0)	$(205.0)
Dividends, $0.38 per share	—	—	—	(21.8)	—	—	—	(21.8)	—
Foreign currency translation adjustments (restated)	—	—	—	—	16.9	—	—	16.9	16.9
Minimum pension liability adjustments, net of tax provision of $17.3	—	—	—	—	(29.4)	—	—	(29.4)	(29.4)
Deferred compensation (restated)	—	—	(1.7)	—	—	(15.2)	(0.3)	(17.2)	—
Derivatives, net of tax provision of $1.3	—	—	—	—	2.3	—	—	2.3	2.3
Common stock issued	2.4	—	29.3	—	—	—	—	29.3	—
Tax benefits of stock compensation	—	—	2.9	—	—	—	—	2.9	—

Comprehensive loss	—	—	—	—	—	—	—	—	$(215.2)

BALANCE AT DECEMBER 31, 2002 (restated)	63.1	$0.6	$403.4	$156.7	$(78.5)	$(21.2)	$(30.7)	$430.3
Net income	—	—	—	84.4	—	—	—	84.4	$84.4
Dividends, $0.38 per share	—	—	—	(22.2)	—	—	—	(22.2)	—
Foreign currency translation adjustments	—	—	—	—	63.3	—	—	63.3	63.3
Minimum pension liability adjustments, net of tax provision of $0.7	—	—	—	—	(5.2)	—	—	(5.2)	(5.2)
Deferred compensation	—	—	3.1	—	—	3.0	(0.4)	5.7	—
Unrealized gain on investments, net of tax provision of $5.2	—	—	—	—	12.2	—	—	12.2	12.2
Derivatives, net of tax provision of $0.9	—	—	—	—	1.8	—	—	1.8	1.8
Common stock issued	1.3	—	12.5	—	—	—	—	12.5	—
Tax benefits of stock compensation	—	—	1.4	—	—	—	—	1.4	—

Comprehensive income	—	—	—	—	—	—	—	—	$156.5

BALANCE AT DECEMBER 31, 2003	64.4	$0.6	$420.4	$218.9	$(6.4)	$(18.2)	$(31.1)	$584.2

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2003, 2002 and 2001
(In millions)

	For the Years Ended December 31,

		Restated
	2003	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$84.4	$(205.0)	$(42.4)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Minority interest and equity in unconsolidated affiliates	(3.2)	(2.7)	0.1
Non-cash cumulative effect of accounting change	—	247.9	—
Depreciation and amortization	48.7	56.7	82.5
Non-cash restructuring charges	—	1.5	7.8
Deferred income taxes	5.0	(9.8)	(7.7)
Other (gains) losses and expenses	12.9	(3.5)	(0.6)
Changes in assets and liabilities, net of effects of acquisitions and divestitures —
Accounts and notes receivable	(141.8)	(41.4)	87.8
Inventories	0.9	52.1	62.2
Other current assets	(5.7)	24.9	(16.3)
Accounts payable	(5.0)	22.6	(13.0)
Accrued expenses	21.7	10.9	56.2
Income taxes payable and receivable	23.8	5.6	(7.0)
Long-term warranty, deferred income and other liabilities	15.0	8.2	2.4

Net cash provided by operating activities	56.7	168.0	212.0

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the disposal of property, plant and equipment	10.6	4.2	5.8
Purchases of property, plant and equipment	(41.2)	(23.1)	(17.4)
Proceeds from disposal of businesses and investments	8.9	55.8	—
Acquisitions, net of cash acquired	(0.7)	(4.7)	(21.3)

Net cash (used in) provided by investing activities	(22.4)	32.2	(32.9)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of short-term borrowings	(6.8)	(16.3)	(6.1)
Repayments of long-term debt	(15.4)	(57.0)	(28.5)
Revolving long-term borrowings	3.0	(212.7)	(132.6)
Proceeds from issuance of long-term debt	—	143.8	—
Sales of common stock	12.5	10.0	3.9
Repurchases of common stock	(0.4)	(0.3)	(0.2)
Payments of deferred finance costs	(2.7)	(5.9)	—
Cash dividends paid	(22.1)	(21.7)	(21.3)

Net cash used in financing activities	(31.9)	(160.1)	(184.8)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2.4	40.1	(5.7)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(0.7)	(0.1)	(0.5)

CASH AND CASH EQUIVALENTS, beginning of year	74.4	34.4	40.6

CASH AND CASH EQUIVALENTS, end of year	$76.1	$74.4	$34.4

Supplementary disclosures of cash flow information:
Cash paid during the year for:
Interest	$30.1	$32.1	$48.7

Income taxes (net of refunds)	$9.1	$17.3	$11.4

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2003, 2002 and 2001

1.	Nature of Operations:

      Lennox International Inc., a Delaware corporation, and subsidiaries (the “Company” or “LII”), is a global designer, manufacturer and marketer of a broad range of products for the heating, ventilation, air conditioning and refrigeration (“HVACR”) markets. The Company participates in four reportable business segments of the HVACR industry. The first reportable segment is Residential Heating & Cooling, in which LII manufactures and markets a full line of heating, air conditioning and Hearth Products for the residential replacement and new construction markets in the United States and Canada. The second reportable segment is Commercial Heating & Cooling, in which LII manufactures and sells rooftop products and related equipment for commercial applications. Combined, the Residential Heating & Cooling and Commercial Heating & Cooling reportable business segments form LII’s heating and cooling business. The third reportable segment is Service Experts, which includes sales and installation of, and maintenance and repair services for HVAC equipment by LII-owned service centers in the United States and Canada. The fourth reportable segment is Refrigeration, which consists of the manufacture and sale of unit coolers, condensing units and other commercial refrigeration products. Prior to August 2002, the Company operated a Heat Transfer segment that manufactured and sold evaporator and condenser coils, copper tubing and related manufacturing equipment to original equipment manufacturers and other specialty purchasers on a global basis. In August 2002, the Company formed joint ventures with Outokumpu Oyj (“Outokumpu”) of Finland by selling to Outokumpu a 55% interest in the Company’s heat transfer businesses for approximately $55 million in cash and notes. The Company accounts for its remaining 45% interest using the equity method of accounting and includes such amounts in the “Corporate and other “ segment. See Note 4 for financial information regarding the Company’s reportable segments.

      The Company sells its products and services to numerous types of customers, including distributors, installing dealers, homeowners, national accounts and original equipment manufacturers.

2.	Summary of Significant Accounting Policies:

Principles of Consolidation

      The consolidated financial statements include the accounts of Lennox International Inc. and its majority-owned subsidiaries. All intercompany transactions and balances have been eliminated.

Cash and Cash Equivalents

      The Company considers all highly liquid temporary investments with original maturity dates of three months or less to be cash equivalents. Cash and cash equivalents of $76.1 million and $74.4 million at December 31, 2003 and 2002, respectively, consisted of cash and overnight repurchase agreements and of investment grade securities and are stated at cost, which approximates fair value. The Company earned interest income of $3.5 million, $2.0 million and $1.9 million for the years ended December 31, 2003, 2002 and 2001, respectively, which is included in interest expense, net in the accompanying Consolidated Statements of Operations.

      As of December 31, 2003 and 2002, $28.6 million and $27.6 million, respectively, of cash and cash equivalents were restricted due to outstanding letters of credit.

Accounts and Notes Receivable

      Accounts and notes receivable have been shown net of an allowance for doubtful accounts of $19.2 million and $23.8 million, and net of accounts receivable sold under an ongoing asset securitization arrangement of zero and $99.0 million as of December 31, 2003 and 2002, respectively. In addition, approximately $224.4 million and $106.2 million of accounts receivable as reported in the accompanying

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated Balance Sheets at December 31, 2003 and 2002, respectively, represent retained interests in securitized receivables that have restricted disposition rights per the terms of the asset securitization agreement and would not be available to satisfy obligations to creditors in the event of bankruptcy or receivership of LII or its subsidiaries. The Company has no significant credit risk concentration among its diversified customer base. The reduction in doubtful accounts from December 31, 2002 is primarily due to specific customer receivables of $4.1 million that were reserved at December 31, 2002 and were written off in 2003.

Inventories

      Inventory costs include material, labor, depreciation and plant overhead. Inventories of $93.3 million and $91.8 million in 2003 and 2002, respectively, are valued at the lower of cost or market using the last-in, first-out (LIFO) cost method. The remaining portion of the inventory is valued at the lower of cost or market with cost being determined either on the first-in, first-out (FIFO) basis or average cost.

Property, Plant and Equipment

      Property, plant and equipment are stated at cost, net of accumulated depreciation. Expenditures for renewals and betterments are capitalized and expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the following estimated useful lives:

Buildings and improvements	10 to 39 years
Machinery and equipment	3 to 10 years

Investments in Affiliates

      Investments in affiliates in which the Company does not exercise control and has a 20% or more voting interest are accounted for using the equity method of accounting. The Company’s marketable equity security investment is classified as available-for-sale and is carried at fair value as a component of non-current assets with unrealized gains and losses, net of the related tax effect, reported as accumulated other comprehensive income.

      Investments in affiliated companies accounted for under the equity method consist of 45% common stock ownership interest in Outokumpu Heatcraft, a joint venture engaged in the manufacture and sale of heat transfer components, primarily coils; a 24.5% common stock ownership interest in Alliance, a joint venture engaged in the manufacture and sale of compressors; and a 50% common stock ownership in Frigus-Bohn, a Mexican joint venture that produces unit coolers and condensing units. The Company also owns an 18% interest in the marketable equity securities of Kulthorn Kirby Public Company Limited, a Thailand company engaged in the manufacture of compressors for refrigeration applications. On December 31, 2003, the Company had $12.2 million of net unrealized gain associated with its investment in Kulthorn Kirby Public Company Limited as part of accumulated other comprehensive income. The Company has recorded $4.8 million, $3.0 million and zero of equity in the earnings (losses) of these affiliates for the years ended December 31, 2003, 2002 and 2001, respectively, and has included these amounts in SG&A in the accompanying Consolidated Statements of Operations. The carrying amount of investments in affiliates, including Kulthorn Kirby Public Company Limited, as of December 31, 2003 and 2002 is $64.4 million and $39.8 million, respectively.

Goodwill and Other Intangible Assets

      Goodwill represents the excess of cost over fair value of assets of businesses acquired. The Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142”) as of January 1, 2002. Goodwill and intangible assets acquired in a

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”

      In connection with SFAS No. 142’s transitional goodwill impairment evaluation, the Statement required the Company to perform an assessment of whether there was an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company was required to identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. To the extent the carrying amount of a reporting unit exceeded the fair value of the reporting unit, the Company would be required to perform the second step of the transitional impairment test, as this is an indication that the reporting unit goodwill may be impaired. The second step was required for certain reporting units within the Residential Heating & Cooling, Service Experts and Heat Transfer reporting segments where the results of various business operations acquired during 1998 to 2000 were lower than expected. In the second step, the Company compared the implied fair value of the reporting units’ goodwill with the carrying amount of the reporting units’ goodwill, both of which were measured as of the date of adoption. The implied fair value of goodwill was determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations.” The residual fair value after this allocation was the implied fair value of the reporting units’ goodwill and was less than the carrying amount of these reporting units’ goodwill by $283.7 million. Accordingly, the Company recorded a $283.7 million ($247.9 million, net of tax) impairment charge upon adoption. During the first quarter of 2003, the Company performed its annual goodwill impairment test and determined that no goodwill impairment charge was necessary.

      The Company estimates reporting unit fair values using standard business valuation techniques such as discounted cash flows and reference to comparable business transactions. The discounted cash flows fair value estimates were based on management’s projected future cash flows and the estimated weighted average cost of capital. The weighted average cost of capital was based on the risk-free interest rate and other factors such as equity risk premiums and the ratio of total debt and equity capital.

      The following reflects the Company’s income (loss) before the cumulative effect of accounting change and income (loss) adjusted to exclude goodwill amortization for all periods presented (in millions, except per share data):

	For the Years Ended December 31,

		Restated
	2003	2002	2001

Income (loss) before cumulative effect of accounting change	$84.4	$42.9	$(42.4)
Add back: goodwill amortization, net of income tax	—	—	16.5

Adjusted income (loss) before cumulative effect of accounting change	$84.4	$42.9	$(25.9)

Basic earnings (loss) per share:
Income (loss) before cumulative effect of accounting change	$1.45	$0.75	$(0.75)
Add back: goodwill amortization, net of income tax	—	—	0.29

Adjusted income (loss) before cumulative effect of accounting change	$1.45	$0.75	$(0.46)

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Years Ended December 31,

		Restated
	2003	2002	2001

Diluted earnings (loss) per share:
Income (loss) before cumulative effect of accounting change	$1.40	$0.73	$(0.75)
Add back: goodwill amortization, net of income tax	—	—	0.29

Adjusted income (loss) before cumulative effect of accounting change	$1.40	$0.73	$(0.46)

Reported net income (loss)	$84.4	$(205.0)	$(42.4)
Add back: goodwill amortization, net of income tax	—	—	16.5

Adjusted net income (loss)	$84.4	$(205.0)	$(25.9)

Basic earnings (loss) per share:
Reported net income (loss)	$1.45	$(3.58)	$(0.75)
Add back: goodwill amortization	—	—	0.29

Adjusted net income (loss)	$1.45	$(3.58)	$(0.46)

Diluted earnings (loss) per share:
Reported net income (loss)	$1.40	$(3.48)	$(0.75)
Add back: goodwill amortization	—	—	0.29

Adjusted net income (loss)	$1.40	$(3.48)	$(0.46)

      Prior to the adoption of SFAS No. 142, goodwill was being amortized on a straight-line basis over periods generally ranging from thirty to forty years and as of December 31, 2001, the accumulated amortization was $83.3 million. In addition, the Company periodically reviewed long-lived assets and identifiable intangibles for impairment as events or changes in circumstances indicated that the carrying amount of such assets might not be recoverable. In order to assess recoverability, the Company compared the estimated expected future cash flows (undiscounted and without interest charges) identified with each long-lived asset or related asset grouping to the carrying amount of such assets. For purposes of such comparisons, portions of goodwill were attributed to related long-lived assets and identifiable intangible assets based upon relative fair values of such assets at acquisition. If the expected future cash flows did not exceed the carrying value of the asset or assets being reviewed, an impairment loss was recognized based on the excess of the carrying amount of the impaired assets over their fair value. As a result of these periodic reviews, certain assets, including goodwill, of an Australian subsidiary were adjusted in 2001.

Shipping and Handling

      Shipping and handling costs are included as part of Selling, General and Administrative Expense in the accompanying Consolidated Statements of Operations in the following amounts (in millions):

For the Years Ended December 31,

	Restated
2003	2002	2001

$127.3	$122.0	$123.2

Product Warranties

      A liability for estimated warranty expense is established by a charge against operations at the time products are sold. The subsequent costs incurred for warranty claims serve to reduce the product warranty

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liability. The Company recorded warranty expense of $25.4 million, $25.9 million and $27.2 million for the years ended December 31, 2003, 2002 and 2001, respectively.

      The Company’s estimate of future warranty costs is determined for each product line. The number of units that are expected to be repaired or replaced is determined by applying the estimated failure rate, which is generally based on historical experience, to the number of units that have been sold and are still under warranty. The estimated units to be repaired under warranty are multiplied by the average cost (undiscounted) to repair or replace such products to determine the Company’s estimated future warranty cost. The Company’s estimated future warranty cost is subject to adjustment from time to time depending on changes in actual failure rate and cost experience.

      Total liabilities for estimated warranty expense are $67.3 million and $63.6 million as of December 31, 2003 and 2002, respectively, and are included in the following captions on the accompanying Consolidated Balance Sheets (in millions):

	December 31,

		Restated
	2003	2002

Accrued expenses	$28.1	$25.9
Other Liabilities	39.2	37.7

	$67.3	$63.6

      The changes in the carrying amount of the Company’s total warranty liabilities for the years ended December 31, 2003 and 2002 are as follows (in millions):

Total warranty liability at December 31, 2001	$61.9
Payments made in 2002	(24.2)
Changes resulting from issuance of new warranties (restated)	25.9

Total warranty liability at December 31, 2002 (restated)	$63.6
Payments made in 2003	(21.7)
Changes resulting from issuance of new warranties	25.4

Total warranty liability at December 31, 2003	$67.3

      The change in warranty liability that results from changes in estimates of warranties issued prior to 2003 is not significant.

Income Taxes

      Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Revenue Recognition

      The Company’s Residential Heating & Cooling, Commercial Heating & Cooling and Refrigeration segments recognize revenue when products are shipped to customers. The Company’s Service Experts segment recognizes sales, installation, maintenance and repair revenues at the time the services are completed.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Service Experts segment also provides HVAC system design and installation services under fixed-price contracts, which may extend up to one year. Revenue for these services is recognized on the percentage-of-completion method, based on the percentage of incurred contract costs-to-date in relation to total estimated contract costs, after giving effect to the most recent estimates of total cost. The effect of changes to total estimated contract revenue or cost is recognized in the period such changes are determined. Provisions for estimated losses on individual contracts are made in the period in which the loss first becomes apparent. The adoption of Emerging Issues Task Force Issues No. 00-21, “Revenue Arrangements with Multiple Deliverables,” in June 2003 did not have a material impact on the Company’s financial statements.

Stock-Based Compensation

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

      The following table illustrates the pro-forma effect on net income and earnings per share as if the Company had used the fair-value-based accounting method for stock compensation expense described by SFAS No. 123 (in millions, except per share data):

	For the Year Ending December 31,

		Restated
	2003	2002	2001

Net income (loss), as reported	$84.4	$(205.0)	$(42.4)
Add: Reported stock-based compensation expense, net of taxes	4.0	1.3	1.1
Deduct: Fair-value-based compensation expense, net of taxes	(9.1)	(2.9)	(2.6)

Net income (loss), pro-forma	$79.3	$(206.6)	$(43.9)

Earnings per share:
Basic, as reported	$1.45	$(3.58)	$(0.75)
Basic, pro-forma	$1.36	$(3.60)	$(0.78)
Diluted, as reported	$1.40	$(3.48)	$(0.75)
Diluted, pro-forma	$1.31	$(3.51)	$(0.78)

Research and Development

      Research and development costs are expensed as incurred. The Company expended approximately $38.0 million, $38.2 million and $37.3 million for the years ended December 31, 2003, 2002 and 2001, respectively, for research and product development activities. Research and development costs are included in Selling, General and Administrative Expense on the accompanying Consolidated Statements of Operations.

Advertising

      The costs of advertising, promotion and marketing programs are charged to operations in the period incurred. Expense relating to advertising, promotions and marketing programs was $76.7 million, $72.8 million and $78.4 million for the years ended December 31, 2003, 2002 and 2001, respectively.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Translation of Foreign Currencies

      All assets and liabilities of foreign subsidiaries and joint ventures are translated into United States dollars using rates of exchange in effect at the balance sheet date. Revenues and expenses are translated at average exchange rates during the respective years. The unrealized translation gains and losses are included in accumulated other comprehensive income. Transaction gains (losses) included in Other (Income) Expense in the accompanying Consolidated Statements of Operations were $4.2 million, $1.2 million and $(0.4) million for the years ended December 31, 2003, 2002 and 2001, respectively.

Derivatives

      Derivative financial instruments are recognized as either assets or liabilities in the balance sheet and are carried at fair value. Changes in fair value of these instruments are recognized periodically in earnings or stockholders’ equity depending on the intended use of the instrument. Gains or losses arising from the changes in the fair value of derivatives designated as fair value hedges are recognized in earnings. Gains or losses arising from the changes in the fair value of derivatives designated as cash flow hedges are initially reported as a component of other comprehensive income and later classified into cost of goods sold in the period in which the hedged item also affects earnings. The Company hedges its exposure to the fluctuation on the prices paid for copper and aluminum metals by purchasing futures contracts on these metals. Gains or losses recognized on the closing of these contracts adjust the cost of the physical deliveries of these metals. Quantities covered by these commodity futures contracts are for less than actual quantities expected to be purchased. As of December 31, 2003, the Company had metals futures contracts maturing at various dates to December 31, 2004, for which the fair value was an asset of $2.3 million. These are hedges of forecasted transactions, and are considered cash flow hedges. Accordingly, the Company has recorded an unrealized gain of $1.4 million, net of tax provision of $0.9 million, in the Accumulated Other Comprehensive Loss component of stockholders’ equity. This deferred gain will be reclassified into the cost of inventory as the commodity futures contracts settle, all of which will happen within the next twelve months. Hedge ineffectiveness was immaterial for 2003 and 2002.

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

Reclassifications

      Certain amounts have been reclassified from the prior year presentation to conform to the current year presentation.

3.	Restatement of 2002 Financial Statements and Additional Information for 2003:

      On March 11, 2004, LII announced that its unaudited earnings for 2003 previously reported on Form 8-K would be revised, and previously issued financial statements restated, subject to the completion of an inquiry being conducted by the Audit Committee of the Board of Directors related to the Canadian service centers in its Service Experts business segment. The cumulative financial impact of this inquiry totaled $7.0 million comprising an increase of $7.6 million over previously reported unaudited net income for 2003, and a reduction of $14.6 million in previously reported net income for fiscal 2002 and prior. The revision and restatement are described below. Additionally, the Company’s unaudited 2003 and 2002 quarterly financial information has

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

been restated to reflect adjustments to the Company’s previously reported financial information on Form 10-Q for the quarters ended March 31, 2003; June 30, 2003; and September 30, 2003.

      The Company identified adjustments that were required to be recorded, which reduced previously reported after-tax income by a total of $14.6 million, cumulative for the years 1999 through 2002. In addition, adjustments of $7.6 million increased previously released unaudited after-tax income in 2003. The impact on net income for the years ended December 31, 2002 and 2001 was $9.0 million and $1.0 million of additional expense, respectively. In addition, approximately $4.6 million of adjustments were identified for years prior to 2001. As the Consolidated Financial Statements for 2001 and prior years were not materially affected by these errors, no adjustments have been made to the Company’s fiscal 2001 or prior Consolidated Financial Statements. The impact for 2001 and prior years is included as an adjustment in the quarter ended March 31, 2002.

      The Company has segregated the adjustments discussed above into the following categories:

•	Service Experts — these adjustments arose from the internal inquiry by its Audit Committee into accounting irregularities within its Canadian service centers within its Service Experts business segment. The adjustments increased (reduced) income as follows:

•	Corrected treatment of purchase accounting items related to non-compete agreements, adjustments to purchase price, and other balances at the time of purchase of $(1.1) million and $(0.2) million in 2003 and 2002, respectively. The majority of these items impacted selling, general and administrative expense.

•	Recording items in the proper period related to revenue recognition, bad debts, accrued expenses, cash and inter-company reconciliations and other related period adjustments of $6.1 million and $(9.3) million in 2003 and 2002, respectively. Of the $6.1 million, $2.2 million reduced net sales and $8.3 million primarily reduced selling, general and administrative expense. Of the $9.3 million, $1.2 million reduced net sales and $8.1 primarily increased selling, general and administrative expense.

•	Revaluations of the key judgment accounts related to warranty reserve and inventory allowances of $3.9 million and $(4.6) million in 2003 and 2002, respectively. The majority of these items impacted cost of goods sold.

•	Tax entries related to the above adjustments of $0.2 million and $(0.2) million in 2003 and 2002, respectively.

•	The total impact on previously reported unaudited 2003 after-tax income for the Service Experts business segment is an increase of $9.1 million. The total cumulative impact on previously reported 2002 after-tax income for the Service Experts business segment is a reduction of $14.3 million, net of a favorable $1.3 million adjustment of Cumulative Effect of Accounting Change.

•	Non-Service Experts — these adjustments were identified during the review of the financial statements performed by the Company, and include revisions primarily to selling, general and administrative expense that relate to significant estimates, uncertainties and judgments, net of related tax effects. The total cumulative impact on previously reported after-tax income for the Non-Service Experts business segment is a reduction of $1.5 million and $0.3 million in 2003 and 2002, respectively.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A discussion of the Company’s detailed remedial actions is included in Item 9A “Controls and Procedures.” The effect of restatement on LII’s previously issued financial statements is presented in the table below:

			Adjustments included in 2002

	2003	2002	2002	2001	Pre-2001

	(In millions, except per share)
Net income (loss) as originally released/reported	$76.8	$(190.4)
Adjustments (pre-tax):
Service Experts	8.9	(14.1)	$(8.0)	$(1.1)	$(5.0)
Non-Service Experts	(2.9)	(1.5)	(0.5)	(0.2)	(0.8)

Total adjustments (pre-tax)	6.0	(15.6)	(8.5)	(1.3)	(5.8)
Tax effect of restatement adjustments	1.6	1.0	(0.5)	0.3	1.2

Total net adjustments	7.6	(14.6)	$(9.0)	$(1.0)	$(4.6)

Net income (loss) as filed/restated	$84.4	$(205.0)
Per Share of Common Stock:
Net income (loss) — Basic as originally released/reported	$1.32	$(3.32)
Effect of net adjustments	0.13	(0.26)

Net income (loss) — Basic as filed/restated	$1.45	$(3.58)
Net income (loss) — Diluted as originally released/reported	$1.28	$(3.23)
Effect of net adjustments	0.12	(0.25)

Net income (loss) — Diluted as filed/restated	$1.40	$(3.48)

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth the effects of the restatement adjustments discussed above on the Consolidated Statement of Operations for the years ended December 31, 2003 and 2002.

	2003		2002

	As Previously		As Previously	As
	Released	As Filed	Reported	Restated

	(Unaudited)

	(In millions, except share data)
NET SALES	$3,087.3	$3,085.1	$3,025.8	$3,024.6
COST OF GOODS SOLD	2,064.9	2,067.9	2,074.1	2,077.6

Gross profit	1,022.4	1,017.2	951.7	947.0
OPERATING EXPENSES:
Selling, general and administrative expense	870.6	859.6	826.2	839.0
Restructurings	—	—	7.8	7.8
(Gains) Losses and other expenses	1.9	1.9	(7.9)	(7.9)

Income from operations	149.9	155.7	125.6	108.1
INTEREST EXPENSE, net	28.7	28.5	31.8	31.8
OTHER INCOME	(2.5)	(2.5)	(0.9)	(0.8)

Income before income taxes and cumulative effect of accounting change	123.7	129.7	94.7	77.1
PROVISION FOR INCOME TAXES	46.9	45.3	35.9	34.2

Income before cumulative effect of accounting change	76.8	84.4	58.8	42.9

CUMULATIVE EFFECT OF ACCOUNTING CHANGE	—	—	249.2	247.9

Net income (loss)	$76.8	$84.4	$(190.4)	$(205.0)

NET INCOME (LOSS) PER SHARE:
Basic	$1.32	$1.45	$(3.32)	$(3.58)
Diluted	$1.28	$1.40	$(3.23)	$(3.48)

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth the effects of the restatement adjustments discussed above on the Consolidated Balance Sheets at December 31, 2003 and 2002.

	2003		2002

	As Previously		As Previously	As
	Released	As Filed	Reported	Restated

	(Unaudited)

	(In millions, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$76.9	$76.1	$76.4	$74.4
Accounts and notes receivable, net	465.7	463.4	307.3	304.6
Inventories	230.4	226.6	219.7	214.6
Deferred income taxes	33.7	33.4	33.3	34.0
Other assets	43.7	46.0	38.4	37.5

Total current assets	850.4	845.5	675.1	665.1
PROPERTY, PLANT AND EQUIPMENT, net	234.4	234.6	231.0	231.4
GOODWILL, net	449.4	447.3	420.8	420.7
DEFERRED INCOME TAXES	59.5	59.8	74.4	74.5
OTHER ASSETS	139.4	139.4	112.1	115.9

TOTAL ASSETS	$1,733.1	$1,726.6	$1,513.4	$1,507.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$3.7	$3.6	$9.3	$9.3
Current maturities of long-term debt	21.4	21.4	13.9	13.9
Accounts payable	260.6	262.9	247.6	250.7
Accrued expenses	289.0	292.1	253.9	257.1
Income taxes payable	38.0	35.3	12.8	12.6

Total current liabilities	612.7	615.3	537.5	543.6
LONG-TERM DEBT	337.3	337.3	356.7	356.7
POSTRETIREMENT BENEFITS, OTHER THAN PENSIONS	13.8	13.8	13.5	13.5
PENSIONS	94.1	94.1	85.4	85.4
OTHER LIABILITIES	79.4	81.9	75.8	78.1

Total liabilities	1,137.3	1,142.4	1,068.9	1,077.3

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2003		2002

	As Previously		As Previously	As
	Released	As Filed	Reported	Restated

	(Unaudited)

	(In millions, except share data)
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 25,000,000 shares authorized, no shares issued or outstanding	—	—	—	—
Common stock, $.01 par value, 200,000,000 shares authorized, 64,247,203 shares and 62,922,308 (restated) shares issued for 2003 and 2002, respectively	0.6	0.6	0.6	0.6
Additional paid-in capital	421.8	420.4	404.7	403.4
Retained earnings	225.9	218.9	171.3	156.7
Accumulated other comprehensive loss	(2.7)	(6.4)	(79.6)	(78.5)
Deferred compensation	(18.7)	(18.2)	(21.8)	(21.2)
Treasury stock, at cost, 3,043,916 and 3,009,656 shares for 2003 and 2002, respectively	(31.1)	(31.1)	(30.7)	(30.7)

Total stockholders’ equity	595.8	584.2	444.5	430.3

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,733.1	$1,726.6	$1,513.4	$1,507.6

      As a result of the internal inquiry conducted by the Audit Committee of the Board of Directors, the Company delayed the filing of this Annual Report on Form 10-K for the year ended December 31, 2003, and its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2004 and June 30, 2004 with the Securities and Exchange Commission (“SEC”). The delay in filing resulted in the Company’s inability to meet certain requirements under the Company’s debt obligations, the most significant of which are discussed below.

      The Company’s long-term public debt is governed by an Indenture, dated as of May 8, 2002 between LII and Bank of New York, as Trustee, relating to LII’s 6.25% Convertible Subordinated Notes due June 1, 2009 (the “Convertible Notes”), and a Registration Rights Agreement, dated as of May 8, 2002 (the “Registration Rights Agreement”), between LII, UBS Warburg LLC and the other initial purchasers relating to LII’s Convertible Notes. Under the Registration Rights Agreement, LII agreed that during the two-year period from the date of issuance (May 8, 2002), LII would file with the SEC a registration statement on the Convertible Notes and cause the registration statement to be declared effective and usable for the offer and sale of the Convertible Notes. The delay in filing the Annual Report on Form 10-K caused a default on April 29, 2004 under the Registration Rights Agreement (the “Default Date”) since the registration statement ceased to be effective through May 8, 2004 (a “Registration Default”). Upon a Registration Default, LII became contractually obligated to pay an additional 0.25% per annum interest (“Liquidated Damages”) from the Default Date until the second anniversary of the issuance of the Convertible Notes. As of May 8, 2004, LII was no longer in default with no further Liquidated Damages required. LII paid approximately $32,000 in Liquidated Damages on June 1, 2004.

      In September 2003, the Company entered into a credit facility agreement that provides for aggregate borrowings of up to $225 million and is available on a revolving basis for a period of three years. At the same time, LII amended its private placement notes that are pari passu with the credit facility. These agreements require that LII annually and quarterly deliver financial statements, as well as compliance certificates, to the

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

lenders within a specified period of time. As a result of the delays mentioned above, LII requested and received waivers from its lenders through December 31, 2004, of any breach due to a delay in the delivery of its annual and quarterly financial statements, as well as compliance certificates. As of December 31, 2003, there was $3 million outstanding under the credit facility and $210 million outstanding under the private placement notes.

      By filing this Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2004 and June 30, 2004 with the SEC and by delivering a copy of these filings to the Administrative Agent under the credit facility and the lenders under the private placement notes, the Company will comply with the terms of those agreements.

4.	Reportable Business Segments:

      The Company’s basis of organization and the differences in the nature of products or services (as more fully described in Note 1), were the factors used in determining the Company’s reportable segments. Financial information about the Company’s reportable business segments are as follows (in millions):

	For the Years Ended December 31,

		Restated
	2003	2002	2001(b)

Net Sales
Residential	$1,358.7	$1,249.1	$1,195.1
Commercial	508.4	442.4	470.0

Heating & Cooling	1,867.1	1,691.5	1,665.1
Service Experts	937.1	942.6	1,002.6
Refrigeration	387.2	363.8	348.1
Corporate and other(a)	—	129.3	200.5
Eliminations	(106.3)	(102.6)	(102.7)

	$3,085.1	$3,024.6	$3,113.6

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Years Ended December 31,

		Restated
	2003	2002	2001(b)

Segment Profit (Loss)
Residential	$152.1	$110.4	$84.8
Commercial	38.0	20.8	23.3

Heating & Cooling	190.1	131.2	108.1
Service Experts	1.1	8.0	(1.9)
Refrigeration	34.2	34.6	26.1
Corporate and other(a)	(69.2)	(64.5)	(48.9)
Eliminations	1.4	(1.3)	(0.1)

Segment Profit	157.6	108.0	83.3
Reconciliation to Income (loss) before income taxes and cumulative effect of accounting change:
Goodwill and trademark amortization	—	—	18.6
Restructurings	—	7.8	65.4
(Gains) losses and other expenses	1.9	(7.9)	—
Interest Expense, net	28.5	31.8	43.1
Other (Income) Expense	(2.5)	(0.8)	0.6

	$129.7	$77.1	$(44.4)

	As of December 31,

		Restated
	2003	2002

Total Assets
Residential	$461.4	$372.7
Commercial	212.4	167.4

Heating & Cooling	673.8	540.1
Service Experts	487.5	479.7
Refrigeration	318.4	234.8
Corporate and other(a)	261.8	268.8
Eliminations	(14.9)	(15.8)

	$1,726.6	$1,507.6

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Years Ended
	December 31,

		Restated
	2003	2002	2001

Capital Expenditures
Residential	$19.8	$8.6	$7.3
Commercial	8.5	3.0	1.3

Heating & Cooling	28.3	11.6	8.6
Service Experts	4.0	0.7	1.6
Refrigeration	6.6	4.6	2.1
Corporate and other(a)	2.3	6.2	5.1

	$41.2	$23.1	$17.4

	For the Years Ended
	December 31,

	2003	2002	2001

Depreciation and Amortization
Residential	$16.8	$17.2	$22.4
Commercial	4.9	5.0	6.5

Heating & Cooling	21.7	22.2	28.9
Service Experts	8.3	9.4	24.7
Refrigeration	8.4	9.0	11.3
Corporate and other(a)	10.3	16.1	17.6

	$48.7	$56.7	$82.5

(a)	In the third quarter of 2002, the Company formed joint ventures with Outokumpu by selling to Outokumpu a 55% interest in the Company’s Heat Transfer business segment for approximately $55 million in cash and notes. The Company accounts for its remaining 45% interest using the equity method of accounting and includes such amounts in the “Corporate and other” segment. The historical net sales, results of operations and total assets of the “Corporate and other” segment have been restated to include the portions of the Heat Transfer business segment that was sold to Outokumpu. The results of operations of the Heat Transfer business segment now presented in the “Corporate and other” segment was $(2.2) million for the year ended December 31, 2003. The historical net sales and results of operations of the Heat Transfer business segment now presented in the “Corporate and other” segment were $129.3 million and $(3.7) million for the year ended December 31, 2002 and $200.5 million and $(1.5) million for the year ended December 31, 2001, respectively.

(b)	To facilitate comparisons, the reported segment profit amounts for the year ended December 31, 2001 has been adjusted to reflect the discontinuation of goodwill and trademark amortization under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth certain financial information relating to the Company’s operations by geographic area based on the domicile of the Company’s operations (in millions):

	For the Years Ended December 31,

		Restated
	2003	2002	2001

Net Sales to External Customers
United States	$2,344.6	$2,357.6	$2,448.5
Canada	345.9	303.1	278.3
International	394.6	363.9	386.8

Total net sales to external customers	$3,085.1	$3,024.6	$3,113.6

	As of December 31,

		Restated
	2003	2002

Long-Lived Assets
United States	$636.8	$648.4
Canada	93.7	78.1
International	150.6	116.0

Total long-lived assets	$881.1	$842.5

5.     Inventories:

      Components of inventories are as follows (in millions):

	As of December 31,

		Restated
	2003	2002

Finished goods	$152.2	$143.1
Repair parts	34.9	37.2
Work in process	8.8	8.7
Raw materials	78.3	72.7

	274.2	261.7
Excess of current cost over last-in, first-out cost	(47.6)	(47.1)

	$226.6	$214.6

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.     Property, Plant and Equipment:

      Components of property, plant and equipment are as follows (in millions):

	As of December 31,

		Restated
	2003	2002

Land	$29.7	$27.8
Buildings and improvements	171.4	167.5
Machinery and equipment	490.0	461.2

Total	691.1	656.5
Less — accumulated depreciation	(456.5)	(425.1)

Property, plant and equipment, net	$234.6	$231.4

7.     Acquisitions and Divestitures:

     Outokumpu Joint Ventures

      During August 2002, the Company completed the formation of joint ventures with Outokumpu. Outokumpu purchased a 55% interest in the Company’s former Heat Transfer business segment in the U.S. and Europe for $55 million in cash and notes, with the Company retaining 45% ownership. A pre-tax gain of approximately $23.1 million was recognized in 2002 in conjunction with the sale and is included in the (Gains) losses and other expenses line item in the accompanying Consolidated Statements of Operations. In conjunction with the sale, the Company incurred $11.6 million of other charges and expenses. Included in this amount are asset impairments that reduced to zero the carrying value of non-core Heat Transfer assets not included in the sale and that were identified for abandonment in the third quarter of 2002. Additionally, this amount includes transaction costs, a pension curtailment in connection with U.S. based Heat Transfer employees and indemnification of flood losses that occurred at a Heat Transfer manufacturing facility in Europe in August 2002. After deducting these expenses, the Company recognized a net pre-tax gain of $11.5 million ($6.4 million net of tax) in 2002. The Company is accounting for its remaining 45% ownership in the joint ventures using the equity method of accounting. The Company recorded expenses of $3.4 million in 2003 related to the Heat Transfer joint venture agreement in (Gains) losses and other expenses.

     Fairco, S.A.

      In August 2002, the Company sold its 50% ownership interest in an Argentine joint venture. The Company recognized a pre-tax loss on the sale of $3.6 million ($1.2 million net of tax). The proceeds from the sale were immaterial. The Company’s equity in earnings of Fairco S.A. was immaterial for all prior periods.

     Heatcraft do Brasil S.A.

      In June 2002, the Company’s Lennox Global Ltd. subsidiary purchased the remaining 14% interest in Heatcraft do Brasil S.A., a Brazilian company that manufactures primarily commercial refrigeration equipment, for approximately $2.4 million.

     HVAC Distributors

      In June 2002, the Company sold the net assets of a heating, ventilation and air conditioning (“HVAC”) distributor, included in the Residential Heating & Cooling segment, for $4.2 million in cash and notes. The sale resulted in a pre-tax loss of approximately $0.2 million that is included in (Gains) losses and other expenses. The revenues and results of operations of the distributor were immaterial for all prior periods.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In March 2003, the Company sold the net assets of a HVAC distributor included in the Residential Heating & Cooling segment for $4.6 million in cash and notes. The sale resulted in a pre-tax loss of approximately $0.8 million that is included in (Gains) losses and other expenses. The revenues and results of operations of the distributor were immaterial for all prior periods.

     Electrical Products Division

      In August 2003, the Company sold the assets of its Electrical Products Division business for $4.5 million in cash. The sale resulted in a pre-tax gain of approximately $2.4 million that is included in (Gains) losses and other expenses. The revenues and results of operations of the business were immaterial for all prior periods.

8.     Restructuring Charges

      During 2001, the Company undertook separate restructuring initiatives of its Service Experts operations and certain of its manufacturing and distribution operations. During 2002, the Company undertook an additional restructuring initiative of its non-core Heat Transfer engineering business.

      Retail Restructuring Program. In the second quarter of 2001, the Company recorded a pre-tax restructuring charge of $38.0 million ($25.6 million, net of tax), of which $3.4 million was included in cost of goods sold, for the selling, closing or merging of 38 company-owned dealer service centers. These centers were either under-performing financially, located in geographical areas requiring disproportionate management effort or focused on non-HVAC activities. The major actions of the plan consisted of employee terminations, closure, sale or merger of dealer service centers and completion of in-process commercial construction jobs, all of which have been completed. The revenue and net operating loss of the service centers sold, merged or closed as a part of the Retail Restructuring Program were $24.5 million and $3.9 million, respectively, for the year ended December 31, 2001.

      The $38.0 million restructuring charge consisted of asset impairments and estimates of future cash expenditures. Charges based on estimated cash expenditures are as follows (in millions):

					Balance
	Original	New	Cash	Other	December 31,
	Charge	Charges	Payments	Changes	2002

Severance and benefits	$4.8	$0.2	$(2.9)	$(2.1)	$—
Other exit costs	12.3	0.8	(12.5)	3.1	3.7

Total	$17.1	$1.0	$(15.4)	$1.0	$3.7

	Balance				Balance
	December 31,	New	Cash	Other	December 31,
	2002	Charges	Payments	Changes	2003

Other exit costs	$3.7	$—	$(3.6)	$—	$0.1

      The original severance charge of $4.8 million included the termination of 605 employees. All employee termination actions have been completed. The original “Other exit costs” charged included $4.7 million to complete in-process commercial construction jobs at the exit date, $4.7 million for non-cancelable operating lease commitments on closed service center facilities and $2.9 million of other closure-related costs.

      In the third and fourth quarter of 2001, the Company identified an additional 15 centers for closure. The $1.0 million of new charges in the above table, of which $0.4 million was recognized in 2001 and $0.6 million in 2002, reflects the Company’s estimate of costs related to closure of these centers.

      The other changes of $(2.1) million in severance and benefits included in the above table were revisions to the original number of employees to be terminated as a result of the Company finding buyers for service

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

centers that had previously been identified for closure. Approximately $(1.9) million was recognized in 2001 with the remaining $(0.2) million being recognized in 2002. The other changes in “Other exit costs” included in the above table relate to higher-than-expected costs to complete the in-process commercial jobs at closed centers. Approximately $3.3 million was recognized in 2001 with the remaining $(0.2) million being recognized in 2002.

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

      The impairment charges for the long-lived assets reduced the carrying amount of the assets to management’s estimate of fair value that was based primarily on the estimated proceeds, if any, to be generated from the sale or disposal of the assets. The property, plant and equipment carrying value after consideration of the impairment charge was immaterial. The goodwill impairment charge reduced to zero any goodwill that had been recorded in conjunction with acquisitions of specific service centers that were completely idled and for which expected future cash flows were not sufficient to cover the related property, plant and equipment. For the year ended December 31, 2002, the Company recognized as a component of the Restructurings line item in the accompanying Consolidated Statements of Operations $0.2 million in net gains that represent differences between the original estimate of fair value and actual proceeds received.

      The inventory and accounts receivable impairment charges recorded in conjunction with the restructuring reduced the carrying value of service center inventories and accounts receivables to net realizable value. These revisions to net realizable value resulted directly from the Company’s decision to close the related service center operations. For the year ended December 31, 2002, the Company has recognized as a component of the Restructurings line item in the accompanying Consolidated Statements of Operations, $0.3 million in net gains that represent differences between the original estimate of net realizable value and actual proceeds received.

      Manufacturing and Distribution Restructuring Program. In the fourth quarter of 2001, the Company recorded pre-tax restructuring charges totaling $35.2 million ($31.0 million, net of tax) for severance and other exit costs that resulted from the Company’s decision to sell or abandon certain manufacturing and distribution operations. Inventory impairments of $4.4 million were included in cost of goods sold. The major actions included in the plan were the closing of a domestic distribution facility, the Company’s Mexico sales office, manufacturing plants in Canada, Australia and Europe and the disposal of other non-core Heat Transfer businesses, which have been completed. The revenue and net operating loss of separately identifiable operations were $36.3 million and $2.3 million, respectively, for the year ended December 31, 2001.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of the asset impairments by action and the operating segment impacted are included in the following table (in millions):

	Asset Impairments and Write-Downs

			Accounts
Major Action and Operating Segment Impacted:	PP & E	Goodwill	Receivable	Inventory	Total

Residential segment:
Canadian manufacturing facility	$1.0	$—	$—	$—	$1.0
Domestic distribution facility	0.5	—	—	1.0	1.5

Residential segment	1.5	—	—	1.0	2.5
Commercial segment:
Australian manufacturing facility	0.3	1.5	—	1.2	3.0
Closure of Mexico sales office	—	—	1.0	—	1.0

Commercial segment	0.3	1.5	1.0	1.2	4.0
Refrigeration segment:
European manufacturing facility	—	—	—	1.4	1.4
Heat Transfer segment — engineering business	1.9	9.4	5.8	0.8	17.9

Total	$3.7	$10.9	$6.8	$4.4	$25.8

      The property, plant and equipment impairment consisted primarily of manufacturing equipment written down to the cash expected to be received upon sale or abandonment, if any. The goodwill impairment charges reduced the goodwill associated with the closed operation to zero. The accounts receivable and inventory write-downs were recorded in conjunction with the restructuring since the decisions to close the operations directly impacted the net realizable value of the related assets. Included in restructurings in the accompanying Consolidated Statements of Operations for the year ended December 31, 2002 are $2.0 million of net gains upon disposal of these impaired assets that resulted from differences between original estimates of fair and net realizable value and amounts realized upon disposal.

      A summary of the severance and other exit costs associated with the Manufacturing and Distribution Restructuring Program are included in the following table (in millions):

					Balance
	Original	New	Cash	Other	December 31,
	Charge	Charges	Payments	Changes	2002

Severance and benefits	$6.0	$3.4	$(7.7)	$0.3	$2.0
Other exit costs	3.4	1.1	(2.3)	(0.9)	1.3

Total	$9.4	$4.5	$(10.0)	$(0.6)	$3.3

	Balance				Balance
	December 31,	New	Cash	Other	December 31,
	2002	Charges	Payments	Changes	2003

Severance and benefits	$2.0	$0.3	$(1.3)	$(0.3)	$0.7
Other exit costs	1.3	—	(0.8)	—	0.5

Total	$3.3	$0.3	$(2.1)	$(0.3)	$1.2

      The original severance and benefits charge of $6.0 million primarily related to the termination of 250 hourly and 46 salaried employees in Canada. The $3.4 million of new charges represents the 2002 termination of 64 European Refrigeration, 49 Heat Transfer and other Australian personnel. The “Other exit

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

costs” consist of $2.5 million for contractual lease obligations associated with the vacated corporate office lease space and the closed Australian manufacturing facility. Included in Restructurings in the accompanying Consolidated Statements of Operations for the year ended December 31, 2002 are $0.7 million of restructuring income associated with the subleasing of the vacated corporate office lease space. The cash obligations associated with these exit costs continue through 2004.

      Engineering Business Restructuring Program. In the third quarter of 2002, the Company recorded a pre-tax restructuring charge totaling $7.5 million ($5.2 million, net of tax) consisting of $1.0 million of inventory impairments included in cost of goods sold, severance and other exit costs that resulted from the Company’s decision to abandon the residual portion of the Heat Transfer business that does not fit with the Company’s strategic focus and was not included in the joint venture with Outokumpu. The revenue and net operating loss associated with the engineering business was $9.8 million and $6.9 million, respectively, for the year ended December 31, 2002. The Company completed the wind-down period of this business and recorded an additional operating loss of $1.8 million in 2003. Operating losses from this business are reported in the “Corporate and other” business segment.

      A summary of the severance and other exit costs, recorded in the quarter ended September 30, 2002, associated with the Engineering Business Restructuring Program are included in the following table (in millions):

					Balance
	Original	New	Cash	Other	December 31,
	Charge	Charges	Payments	Changes	2002

Severance and benefits	$3.7	$—	$(3.1)	$0.3	$0.9
Other exit costs	2.8	—	(0.9)	0.2	2.1

Total	$6.5	$—	$(4.0)	$0.5	$3.0

	Balance				Balance
	December 31,	New	Cash	Other	December 31,
	2002	Charges	Payments	Changes	2003

Severance and benefits	$0.9	$—	$(0.9)	$—	$—
Other exit costs	2.1	—	(1.8)	—	0.3

Total	$3.0	$—	$(2.7)	$—	$0.3

      The severance and benefits charge primarily related to the termination of 147 personnel. All employee termination actions have been completed.

      The “Other exit costs” consist of contractual lease and contract takeover obligations. The cash obligations associated with these exit costs will continue through November 2005. Included in Restructurings in the accompanying Consolidated Statements of Operations for the year ended December 31, 2002 are $0.5 million of net gains upon disposal of these impaired assets that resulted from differences between original estimates of fair and net realizable value and amounts realized upon disposal.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.     Long-Term Debt and Lines of Credit:

      Long-term debt at December 31 consists of the following (in millions):

	2003	2002

Floating rate revolving loans payable	$3.0	$—
6.25% convertible subordinate notes, payable in 2009	143.8	143.8
6.73% promissory notes, payable $11.1 annually, 2004 through 2008	55.5	66.6
7.06% promissory note, payable $10.0 annually in 2004 and 2005	20.0	20.0
6.56% promissory notes, payable in 2005	25.0	25.0
6.75% promissory notes, payable in 2008	50.0	50.0
8.00% promissory note, payable in 2010	35.0	35.0
7.75% promissory note, payable in 2005	25.0	25.0
Capitalized lease obligations and other	1.4	5.2

	358.7	370.6
Less current maturities	(21.4)	(13.9)

	$337.3	$356.7

      At December 31, 2003, the aggregate amounts of required principal payments on long-term debt are as follows (in millions):

2004	$21.4
2005	71.3
2006	14.3
2007	11.3
2008	61.3
Thereafter	179.1

$358.7

      The Company has bank lines of credit aggregating $275.5 million, of which $6.7 million was borrowed and outstanding, and $65.1 million was committed to standby letters of credit at December 31, 2003. The remaining $203.7 million was available for future borrowings, subject to financial covenant limitations. Included in the lines of credit are several regional facilities and a multi-currency facility in the amount of $225 million governed by agreements between the Company and a syndicate of banks. In September 2003, the Company amended its former domestic facility to, among other things, base covenants on the financials of domestic and foreign subsidiaries, extend the facility maturity date to September 2006 and reduce capacity from $270 million to $205 million. In October 2003, the facility capacity was increased to $225 million. The facility bears interest, at the Company’s option, at a rate equal to either (a) the greater of the bank’s prime rate or the federal funds rate plus 0.5% or (b) the London Interbank Offered Rate plus a margin equal to 1.0% to 2.5%, depending upon the ratio of total funded debt-to-earnings before interest, taxes, depreciation and amortization (“EBITDA”) as defined in the facility. The Company pays a facility fee, depending upon the ratio of total funded debt to EBITDA, equal to 0.25% to 0.50% of the capacity. The facility includes restrictive covenants that limit the Company’s ability to incur additional indebtedness, encumber its assets, sell its assets, or pay dividends. There are no required payments prior to the expiration of the facility. The Company’s facility and promissory notes are secured by the stock of the Company’s major subsidiaries. The facility requires that LII annually and quarterly deliver financial statements, as well as compliance certificates, to the banks within a specified period of time. As a result of the delay in filing of LII’s Annual Report on Form 10-K for the year

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ended December 31, 2003 and Quarterly Reports on Forms 10-Q for the quarters ended March 31, 2004 and June 30, 2004, LII requested and received waivers from its banks through December 31, 2004, of any breach due to a delay in the delivery of its annual and quarterly financial statements, as well as compliance certificates. Upon filing this Annual Report on Form 10-K and LII’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2004 and June 30, 2004 with the SEC and by delivering a copy of these filings to the Administrative Agent under the facility, LII will comply with the terms of the facility.

      On May 8, 2002, the Company issued $143.8 million of 6.25% convertible subordinated notes (“Notes”), maturing June 1, 2009, and received proceeds totaling approximately $139 million after debt issuance costs. Interest is payable semi-annually on June 1 and December 1 of each year. Each $1,000 Note is convertible into 55.29 shares of common stock. Redemption can occur at the Company’s option beginning in June 2005 if the market price of the Company’s Common Stock has exceeded $23.52 during specified periods and at the option of the Note holders if the market price of the Company’s Common Stock has exceeded $19.90 during specified periods or if the market price of the Notes is less than 95% of the market price of the stock multiplied by 55.29. The Notes are junior in right of payment to all of our existing and future senior indebtedness, and are structurally subordinated to all liabilities of our subsidiaries, including trade payables, lease commitments and money borrowed. Under the Registration Rights Agreement, dated as of May 8, 2002 (the “Registration Rights Agreement”), between LII, UBS Warburg LLC and the other initial purchasers relating to the Notes, LII agreed that during the two-year period from the date of issuance of the Notes (May 8, 2002), LII would file with the SEC a registration statement on the Notes and cause the registration statement to be declared effective and usable for the offer and sale of the Notes. The delay in filing of LII’s Annual Report on Form 10-K caused a default on April 29, 2004 under the Registration Rights Agreements (the “Default Date”) since the registration statement ceased to be effective through May 8, 2004 (a “Registration Default”). Upon a Registration Default, LII became contractually obligated to pay an additional 0.25% per annum interest (“Liquidated Damages”) from the Default Date until the second anniversary of the issuance of the Notes. As of May 8, 2004, LII was no longer in default with no further Liquidated Damages required. LII paid approximately $32,000 in Liquidated Damages on June 1, 2004.

      Under a revolving period asset securitization arrangement, the Company transfers beneficial interests in a portion of its trade accounts receivable to a third party in exchange for cash. The Company’s continued involvement in the transferred assets is limited to servicing. These transfers are accounted for as sales rather than secured borrowing. The fair values assigned to the retained and transferred interests are based primarily on the receivables carrying value given the short term to maturity and low credit risk. As of December 31, 2003 and 2002, the Company had sold zero and $99.0 million, respectively, of beneficial interests in accounts receivable. The discount incurred in the sale of such receivables of $2.9 million and $4.3 million for the years ended December 31, 2003 and 2002, respectively, is included as part of Selling, General and Administrative Expense in the accompanying Consolidated Statements of Operations.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Income Taxes:

      The income tax provision (benefit) consisted of the following (in millions):

	For the Years Ended December 31,

		Restated
	2003	2002	2001

Current:
Federal	$33.0	$13.3	$6.2
State	(1.8)	(1.5)	(3.7)
Foreign	0.2	6.6	4.2

Total current	31.4	18.4	6.7

Deferred:
Federal	6.5	15.0	(4.6)
State	5.3	5.1	(0.6)
Foreign	2.1	(4.3)	(3.5)

Total deferred	13.9	15.8	(8.7)

Total income tax provision (benefit)	$45.3	$34.2	$(2.0)

      Income (loss) before income taxes and cumulative effect of accounting change was comprised of $112.6 million domestic and $17.1 million foreign for the year ended December 31, 2003 and $98.4 million domestic and $(21.3) million foreign for the year ended December 31, 2002.

      The difference between the income tax provision computed at the statutory federal income tax rate and the financial statement provision for taxes is summarized as follows (in millions):

		Restated
	2003	2002	2001

Provision (benefit) at the U.S. statutory rate of 35%	$45.4	$27.0	$(15.5)
Increase (reduction) in tax expense resulting from:
State income tax, net of federal income tax benefit	(0.5)	2.3	(2.8)
Foreign losses not providing a current benefit	3.8	8.6	—
Goodwill and other permanent items	(1.2)	(2.9)	9.6
Foreign taxes at rates other than 35% and miscellaneous other	(2.2)	(0.8)	6.7

Total income tax provision (benefit)	$45.3	$34.2	$(2.0)

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

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Deferred tax assets (liabilities), as determined under the provisions of SFAS No. 109, “Accounting for Income Taxes,” were comprised of the following at December 31 (in millions):

		Restated
	2003	2002

Gross deferred tax assets:
Warranties	$23.7	$26.6
NOLs (foreign and U.S. state)	54.9	45.9
Postretirement and pension benefits	18.0	18.5
Inventory reserves	6.7	10.4
Receivable allowance	4.3	5.2
Compensation liabilities	26.9	24.7
Deferred income	11.3	9.4
Intangibles	15.0	20.9
Other	7.9	14.0

Total deferred tax assets	168.7	175.6
Valuation allowance	(39.4)	(29.7)

Total deferred tax assets, net of valuation allowance	129.3	145.9

Gross deferred tax liabilities:
Depreciation	(14.7)	(20.3)
Insurance liabilities	(2.8)	(4.7)
Other	(18.6)	(12.4)

Total deferred tax liabilities	(36.1)	(37.4)

Net deferred tax assets	$93.2	$108.5

      The Company has net operating loss carry forwards that expire at various dates in the future. The deferred tax asset valuation allowance relates primarily to the operating loss carryforwards in various U.S. states, European and Canadian tax jurisdictions. The increase in valuation allowance is primarily the result of foreign losses not benefited.

      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future federal and foreign taxable income of approximately $253.5 million and future state taxable income, a subset of federal income, of approximately $176.0 million during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2003.

      No provision has been made for income taxes which may become payable upon distribution of the foreign subsidiaries’ earnings since management considers essentially all of these earnings permanently invested. As of December 31, 2003, the unrecorded deferred tax liability related to the undistributed earnings of the Company’s foreign subsidiaries was insignificant.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Current Accrued Expenses:

      Significant components of current accrued expenses are as follows (in millions):

	December 31,

		Restated
	2003	2002

Accrued wages	$86.3	$85.9
Casualty insurance reserves	51.8	48.2
Deferred income on service contracts	30.5	27.4
Accrued warranties	28.1	25.9
Accrued promotions	23.4	16.4
Other	72.0	53.3

Total current accrued expenses	$292.1	$257.1

12.	Employee Benefit Plans:

Profit Sharing Plans

      The Company maintains noncontributory profit sharing plans for its eligible domestic salaried employees. These plans are discretionary as the Company’s contributions are determined annually by the Board of Directors. Provisions for contributions to the plans amounted to $8.5 million, $7.0 million and $5.0 million in 2003, 2002 and 2001, respectively. The Company also sponsors several 401(k) plans with employer contribution-matching requirements. The Company contributed $2.5 million to these 401(k) plans in 2003 and in 2002.

Employee Benefits Trust

      The Company also has an Employee Benefits Trust (the “Trust”) to provide eligible employees of the Company, as defined, with certain medical benefits. Trust contributions are made by the Company as defined by the Trust agreement.

Employee Stock Purchase Plan

      The Company’s employee stock purchase plan, which was terminated as of December 31, 2003, had 2,575,000 shares of Common Stock reserved. The shares were offered for sale to employees only, through payroll deductions, at prices equal to 85% of the lesser of the fair market value of the Company’s Common Stock on the first day of the offering period or the last day of the offering period. Under the plan, participating employees purchased 508,380, 516,580 and 676,660 shares in 2003, 2002 and 2001, respectively.

     Pension and Postretirement Benefit Plans

      The Company has domestic and foreign pension plans covering essentially all employees. The Company also maintains an unfunded postretirement benefit plan that provides certain medical and life insurance benefits to eligible employees. The pension plans are accounted for under provisions of SFAS No. 87, “Employers’ Accounting for Pensions.” The postretirement benefit plan is accounted for under the provisions of SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions.” In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”) was signed into law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In January 2004, Financial Accounting Standards Board Staff Position No.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” was issued and it permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act. The Company has elected to make this deferral as the specific authoritative guidance on the accounting for the federal subsidy is pending. Therefore, the accumulated postretirement benefit obligation and net postretirement benefit costs in the financial statements and footnote do not reflect the effects of the Act on the plan.

      The following table sets forth amounts recognized in the Company’s financial statements and the plans’ funded status (in millions):

	Pension Benefits		Other Benefits

	2003	2002	2003		2002

Accumulated benefit obligation	$214.9	$185.2	$	N/A	$	N/A
Changes in projected benefit obligation:
Benefit obligation at beginning of year	191.5	163.3		23.4		20.6
Service cost	5.3	5.0		0.9		0.6
Interest cost	12.7	11.8		1.6		1.4
Plan participants’ contributions	0.1	0.1		1.8		1.8
Amendments	1.7	3.1		(7.2)		—
Actuarial loss	19.5	19.0		8.2		3.6
Benefits paid	(10.6)	(10.8)		(4.4)		(4.6)

Benefit obligation at end of year	220.2	191.5		24.3		23.4

Changes in plan assets:
Fair value of plan assets at beginning of year	133.3	143.4		—		—
Actual return on plan assets	23.2	(14.0)		—		—
Employer contribution	9.0	11.9		2.6		2.8
Plan participants’ contributions	0.1	0.1		1.8		1.8
Foreign currency changes	2.7	0.9		—		—
Benefits paid	(9.1)	(9.0)		(4.4)		(4.6)

Fair value of plan assets at end of year	159.2	133.3		—		—

Funded status	(61.0)	(58.2)		(24.3)		(23.4)
Unrecognized actuarial loss	76.2	68.5		16.8		9.4
Unamortized prior service cost	11.8	11.0		(7.7)		(0.9)
Unrecognized net obligation	0.1	0.2		—		—

Net amount recognized	$27.1	$21.5		$(15.2)		$(14.9)

Amounts recognized in the consolidated balance sheets consist of:
Prepaid benefit cost	$44.4	$35.7		$—		$—
Accrued benefit liability	(94.1)	(85.4)		(15.2)		(14.9)
Intangible assets	11.6	12.0		—		—
Accumulated other comprehensive loss	65.2	59.2		—		—

Net amount recognized	$27.1	$21.5		$(15.2)		$(14.9)

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,

	2003	2002

Pension plans with an accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$208.7	$186.6
Accumulated benefit obligation	203.4	181.5
Fair value of plan assets	147.4	128.2

	Pension Benefits			Other Benefits

	2003	2002	2001	2003	2002	2001

Components of net periodic benefit cost:
Service cost	$5.3	$5.0	$5.1	$0.9	$0.6	$0.5
Interest cost	12.7	11.8	11.0	1.6	1.4	1.3
Expected return on plan assets	(14.6)	(15.3)	(14.9)	—	—	—
Amortization of prior service cost	0.9	0.7	0.7	(0.3)	(0.1)	0.1
Recognized actuarial (gain)/loss	1.1	0.3	(0.1)	0.7	0.6	(0.4)
Recognized transition obligation	0.1	0.1	0.1	—	—	—
Curtailment	—	1.2	0.7	—	—	—

Net periodic benefit cost	$5.5	$3.8	$2.6	$2.9	$2.5	$1.5

	Pension
	Benefits		Other Benefits

	2003	2002	2003	2002

Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	6.00%	6.75%	6.00%	6.75%
Rate of compensation increase	4.00	4.00	—	—

	Pension
	Benefits		Other Benefits

	2003	2002	2003	2002

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	6.75%	7.50%	6.75%	7.50%
Expected long-term return on plan assets	8.75	9.50	—	—
Rate of compensation increase	4.00	4.00	—	—

      To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset category, as well as the target asset allocation of the pension portfolio and the effect of periodic rebalancing. These results were adjusted for the payment of reasonable expenses of the plan from plan assets. This resulted in the selection of the 8.75% long-term rate of return on assets assumption.

	2003	2002

Assumed health care cost trend rates at December 31:
Health care cost trend rate assumed for next year	10.0%	9.0%
Rate to which the cost rate is assumed to decline (the ultimate trend rate)	5.0	5.0
Year that the rate reaches the ultimate trend rate	2009	2008

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one percentage-point change in assumed health care cost trend rates would have the following effects (in millions):

	1-Percentage-	1-Percentage-
	Point Increase	Point Decrease

Effect on total of service and interest cost	$0.3	$(0.3)
Effect on the post-retirement benefit obligation	2.8	(2.5)

      The Company’s U.S.-based pension plan weighted-average asset allocations at December 31, 2003 and 2002, by asset category are as follows:

	Plan Assets
	at December 31,

Asset Category	2003	2002

Domestic equity	57.4%	49.4%
International equity	11.4%	9.2%
Investment Grade Bonds	28.0%	28.5%
Money Market/ Cash	3.2%	12.9%

Total	100%	100%

	Target	+/-

Plan investments are invested within the following range targets:
Domestic equity	55%	+/-3%
International equity	10%	+/-3%
Investment grade bonds	30%	+/-3%
Money market/cash	5%	+1%/-4%

      The plan’s investment advisors have discretion within the above ranges. Investments are rebalanced based upon guidelines developed by the Company with input from their consultants and investment advisers. Additional contributions are invested under the same guidelines and may be used to rebalance the portfolio. The investment allocation and individual investments are chosen with regard to the duration of the obligations under the plan. The Company estimates its 2004 minimum required contribution will be $0.5 million to its pension plans. The Company will evaluate additional voluntary pension contributions throughout 2004. The Company estimates its 2004 contribution to its postretirement benefit plan to be approximately $3.0 million. Included in total plan assets above is approximately $20.0 million of assets related to foreign plans with a weighted-average expected rate of return is 7.5%.

13.     Stock-Based Compensation Plans:

Incentive Plan

      The Company has an Incentive Plan, which was amended in September 1998 (the “1998 Incentive Plan”) and it provides for various long-term incentive and retentive vehicles. These vehicles include stock options, performance shares, restricted stock awards and stock appreciation rights.

      Under the 1998 Incentive Plan, the Company is authorized to issue options for 18,254,706 shares of common stock. As of December 31, 2003, 17,670,597 shares of common stock have been granted and 2,574,528 shares have been cancelled or repurchased. Consequently, as of December 31, 2003, there are 3,158,637 shares available for grant. Under the 1998 Incentive Plan, the exercise price equals the stock’s fair value on the date of grant. The 1998 Incentive Plan options granted prior to 1998 vest on the date of grant.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Beginning in 1998, the 1998 Incentive Plan options vest over three years. The 1998 Incentive Plan options issued prior to December 2000 expire after ten years. The options issued beginning in December 2000 expire after seven years.

      The Company, in connection with the acquisition of Service Experts Inc., assumed 254,355 outstanding stock options which are outstanding and fully vested.

      A summary of stock option activity follows (in millions, except per share data):

	Years Ended December 31,

	2003		2002		2001

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	9.7	$13.03	7.3	$12.08	8.1	$11.97
Granted	0.2	17.00	3.2	14.71	0.1	9.83
Exercised	(0.6)	10.70	(0.6)	9.30	(0.1)	7.44
Forfeited	(0.3)	19.07	(0.2)	15.01	(0.8)	11.53

Outstanding at end of year	9.0	$13.09	9.7	$13.03	7.3	$12.08

Exercisable at end of year	7.2	$12.74	6.3	$12.99	5.3	$13.24

Fair value of options granted		$6.33		$5.51		$3.96

      The following table summarizes information about stock options outstanding at December 31, 2003 (in millions, except per share data and years):

	Options Outstanding			Options Exercisable

		Weighted-	Weighted-		Weighted-
		Average	Average		Average
		Remaining	Exercise		Exercise
	Number	Contractual	Price per	Number	Price per
Range of Exercise Prices	Outstanding	Life (Years)	Share	Exercisable	Share

$7.28 - $7.88	0.9	2	$7.55	0.9	$7.55
$8.19	1.5	4	8.19	1.5	8.19
$8.75 - $11.22	1.3	6	11.05	1.3	11.05
$13.21 - $13.31	0.5	3	13.31	0.5	13.31
$13.38	1.6	6	13.38	0.5	13.38
$13.90 - $15.59	0.5	4	14.00	0.5	14.00
$16.21	1.3	5	16.21	0.9	16.21
$16.37 - $19.40	1.3	5	18.31	1.0	18.62
$24.91 - $49.63	0.1	4	37.85	0.1	37.85

Total	9.0	5	$13.09	7.2	$12.74

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	December 31,

	2003	2002	2001

Expected dividend yield	2.24%	3.0%	4.0%
Risk-free interest rate	3.75%	4.29%	4.88%
Expected volatility	40.0%	50.0%	40.0%
Expected life (in years)	7	7	7

     Performance Shares

      Under the Incentive Plan, performance shares are awarded (“The Fixed Performance Awards”) to certain employees at the discretion of the Board of Directors as of the beginning of each fiscal year. Awards granted prior to 2003 were vested after ten years of employment (the “Vesting Period”). Fixed Performance Awards are converted to an equal number of shares of the Company’s Common Stock. If pre-defined performance measures are met by the Company over a three-year period, the Vesting Period is accelerated from ten years to three years for 25% to 100% of the Fixed Performance Awards, depending on the Company’s performance. Compensation expense is measured based on the market price of the stock at date of grant and is recognized on a straight-line basis over the performance period. The participants may also earn additional shares of the Company’s Common Stock. The number of additional shares can range from 0% to 100% of the awards granted, depending on the Company’s performance over a three-year period. Compensation expense on the additional shares is measured by applying the market price of the Company’s stock at the end of the period to the number of additional shares that are expected to be earned. Such expense is recognized over the performance period. As of December 31, 2003, no additional shares were expected to be earned in future periods. The weighted-average grant-date fair values for awards granted in 2002 were $15.32. No awards were granted in 2001. Beginning in 2003, the Company changed the vesting of Fixed Performance Awards such that the awards vest if, at the end of the performance period, at least the minimum performance level has been attained. To the extent that the award payout level attained is less than 100%, the difference between 100% and the award distributed, if any, shall be forfeited. Compensation expense is measured by applying the market price of the Company’s stock at the end of the period to the number of awards expected to be earned. In 2003, the Company awarded 258,166 shares at a weighted-average grant-date fair value of $16.76. The 64,247,203 shares of Common Stock issued as of December 31, 2003 include 1,272,036 shares which represent Fixed Performance Awards that have not yet vested, and 200,975 shares which represent Fixed Performance Awards which have vested but have not been converted to shares of the Company’s Common Stock.

     Restricted Stock Awards

      Under the Incentive Plan, Restricted Stock Awards are used to attract and retain key Company executives. The 64,247,203 shares of Common Stock issued as of December 31, 2003 include 654,936 unvested shares awarded to key executives. At the end of the three-year retention period, the award will vest and be distributed to the participant provided that the participant has been an employee of the Company or one of its wholly owned subsidiaries continuously throughout the retention period. Compensation expense is measured based on the market price of the stock at date of grant and is recognized on a straight-line basis over the performance period. The weighted-average grant-date fair values for awards granted in 2003 and 2002, were $15.81 and $16.25, respectively.

     Stock Appreciation Rights

      In 2003, the Company began the awarding of stock appreciation rights. Each awardee is given the “right” to receive a value equal to the future appreciation of the Company’s stock price. The value is paid in the

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s stock. The award vests in one-third increments beginning with the first anniversary date after the grant date. Compensation expense is measured by applying the increase in the market price of the Company’s stock at the end of the period to the number of awards. In 2003, the Company awarded 1,048,881 shares at a weighted-average grant-date fair value of $16.76. As the closing stock price on December 31, 2003 was less than the grant-date fair value, no expense was recognized in 2003.

14.	Commitments and Contingencies:

Operating Leases

      The Company has various leases relating principally to the use of operating facilities. Rent expense for 2003, 2002 and 2001 was approximately $59.7 million, $71.4 million and $69.9 million, respectively.

      The approximate minimum commitments under all non-cancelable leases at December 31, 2003, are as follows (in millions):

2004	$43.7
2005	29.8
2006	20.4
2007	13.5
2008	10.2
Thereafter	53.1

$170.7

Litigation

      The Company is involved in various claims and lawsuits incidental to its business. In addition, the Company and its subsidiary Heatcraft Inc. have been named in four lawsuits in connection with its former Heat Transfer operations. The lawsuits allege personal injury resulting from alleged emissions of trichloroethylene, dichloroethylene, and vinyl chloride and other unspecified emissions from the South Plant in Grenada, Mississippi, previously owned by Heatcraft Inc. It is not possible to predict with certainty the outcome of these matters or an estimate of any potential loss; however, based on present knowledge, management believes that it is unlikely that resolution of these matters will result in a material liability for the Company. As of December 31, 2003, no accrual has been made for these matters.

Guarantees

      The Company has issued guarantees to third parties in conjunction with the sale of Company assets and divestiture of businesses. These guarantees indemnify the respective buyers against certain liabilities that may arise in connection with the sales transactions and business activities prior to the closing of the sale. These indemnification obligations typically pertain to breach of representations and warranties and environmental and tax liabilities. Liabilities recognized at December 31, 2003 related to these guarantees are approximately $3.5 million. The maximum obligation under these guaranties is not determinable. No assets are held as collateral and no specific recourse provisions exist.

15.	Earnings Per Share:

      Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net income by the sum of the weighted average number of shares and the number of equivalent shares assumed outstanding, if dilutive, under the Company’s stock-based compensation plans. As of December 31, 2003, the

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company had 62,119,256 shares outstanding of which 3,043,916 were held as treasury shares. Diluted earnings per share are computed as follows (in millions, except per share data):

	Years Ended December 31,

		Restated
	2003	2002	2001

Net income (loss)	$84.4	$(205.0)	$(42.4)

Weighted average shares outstanding	58.4	57.3	56.2
Effect of diluted securities attributable to stock options and performance share awards	2.0	1.6	—

Weighted average shares outstanding, as adjusted	60.4	58.9	56.2

Diluted earnings (loss) per share	$1.40	$(3.48)	$(0.75)

      Options to purchase 2,699,089 shares of Common Stock at prices ranging from $15.59 to $49.63 per share, options to purchase 5,542,241 shares of Common Stock at prices ranging from $13.21 to $49.63 per share and 4,528,180 shares of Common Stock at prices ranging from $10.31 to $49.63 per share were outstanding for the years ended December 31, 2003, 2002 and 2001, respectively, but were not included in the diluted earnings per share calculation because the assumed exercise of such options would have been anti-dilutive. The Company’s convertible notes were not considered in the diluted earnings per share calculation because the conversion of such notes is contingent upon certain conversion criteria having been met (see Note 9). The Notes are convertible into approximately 8.0 million shares.

16.	Restated Quarterly Financial Information (unaudited):

      The selected quarterly financial data presented below have been restated from the information previously presented in our Form 10-Qs for the applicable periods to reflect the adjustments described in Note 3.

	2003 — As restated (a)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

	(in millions, except per share amounts)
Net sales	$648.7	$817.5	$838.4	$780.5	$3,085.1
Gross profit	210.4	274.4	276.1	256.3	1,017.2
Net income	2.3	30.3	32.2	19.6	84.4
Per common share:
Basic earnings	$.04	$.52	$.55	$.33	$1.45
Diluted earnings	.04	.50	.53	.32	1.40
Dividends	.095	.095	.095	.095	.38
Stock price per share:
High	$15.00	$15.24	$16.54	$17.60
Low	$11.90	$12.56	$12.47	$14.51

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2002 — As restated (b)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

	(in millions, except per share amounts)
Net sales	$674.3	$828.1	$818.8	$703.4	$3,024.6
Gross profit	203.9	268.0	256.1	219.0	947.0
Net income (loss)	(252.0)	23.5	23.8	(0.3)	(205.0)
Per common share:
Basic earnings	$(4.44)	$.41	$.41	$—	$(3.58)
Diluted earnings	(4.44)	.40	.40	—	(3.48)
Dividends	.095	.095	.095	.095	.38
Stock price per share:
High	$13.05	$17.96	$18.17	$14.89
Low	$9.42	$12.89	$12.33	$11.71

(a)	The information presented in the table below reconciles our restated net income for the first three quarters of 2003 from the net income previously presented in our Form 10-Qs for the applicable periods. The information for the fourth quarter of 2003 has been reconciled from the unaudited net income amount previously provided in our Form 8-K dated February 4, 2004. See Note 3 for a description of the adjustments:

	2003

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

	(in millions, except per share amounts)
Net income as originally reported	$2.5	$30.4	$27.7	$16.2	$76.8
Adjustments (pre-tax):
Service Experts	0.7	(1.8)	5.6	4.4	8.9
Non-Service Experts	(1.2)	(1.5)	(1.4)	1.2	(2.9)

Total adjustments (pre-tax)	(0.5)	(3.3)	4.2	5.6	6.0
Tax effect of restatement adjustments	0.3	3.2	0.3	(2.2)	1.6

Total net adjustments	(0.2)	(0.1)	4.5	3.4	7.6

Net income as restated	$2.3	$30.3	$32.2	$19.6	$84.4

Per Share of Common Stock:
Net income — Basic as originally reported	$.04	$.52	$.47	$.28	$1.32
Effect of net adjustments	—	—	.08	.05	.13

Net loss — Basic as restated	$.04	$.52	$.55	$.33	$1.45
Net income-Diluted as originally reported	$.04	$.51	$.46	$.27	$1.28
Effect of net adjustments	—	(.01)	.07	.05	.12

Net income — Diluted as restated	$.04	$.50	$.53	$.32	$1.40

(b)	The information presented in the table below reconciles our restated net income for the first three quarters of 2002 from the net income previously presented in our Form 10-Qs for the applicable periods. The information for the fourth quarter of 2002 has been reconciled from the net income amount previously reported in our 2002 Form 10-K. See Note 3 for a description of the adjustments.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2002

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

	(in millions, except per share amounts)
Net (loss) income as originally reported	$(248.6)	$25.6	$27.6	$5.0	$(190.4)
Adjustments (pre-tax):
Service Experts	(4.6)	(1.4)	(1.4)	(6.7)	(14.1)
Non-Service Experts	(1.3)	(0.1)	—	(0.1)	(1.5)

Total adjustments (pre-tax)	(5.9)	(1.5)	(1.4)	(6.8)	(15.6)
Tax effect of restatement adjustments	2.5	(0.6)	(2.4)	1.5	1.0

Total net adjustments	(3.4)	(2.1)	(3.8)	(5.3)	(14.6)

Net (loss) income as restated	$(252.0)	$23.5	$23.8	$(0.3)	$(205.0)

Per Share of Common Stock:
Net (loss) income — Basic as originally reported	$(4.38)	$.45	$.48	$.09	$(3.32)
Effect of net adjustments	(.06)	(.04)	(.07)	(.09)	(.26)

Net (loss) income — Basic as restated	$(4.44)	$.41	$.41	$—	$(3.58)
Net (loss) income — Diluted as originally reported	$(4.38)	$.43	$.46	$.08	$(3.23)
Effect of net adjustments	(.06)	(.03)	(.06)	(.08)	(.25)

Net (loss) income — Diluted as restated	$(4.44)	$.40	$.40	$—	$(3.48)

17.	Treasury Stock:

      On November 1, 1999, the Company’s Board of Directors authorized the purchase of up to 5,000,000 shares of the issued and outstanding Common Stock. As of December 31, 2003 the Company had purchased 3,587,300 of such shares at a total cost of $37.7 million. There were no outstanding commitments as of December 31, 2003 to repurchase the remaining 1,412,700 shares. When treasury shares are reissued, any difference between the average acquisition cost of the shares and the proceeds from re-issuance is charged or credited to additional paid-in capital.

18.     Comprehensive Income:

      The accumulated balances for each classification of comprehensive income are as follows (in millions):

	For. Currency	Minimum	Cash Flow	Unrealized Gains
	Translation Adj.	Pension Liab.	Hedges	on Securities	Total

December 31, 2001	$(57.4)	$(7.8)	$(3.1)	$—	$(68.3)
Net change during 2002 (restated)	16.9	(29.4)	2.3	—	(10.2)

December 31, 2002 (restated)	(40.5)	(37.2)	(0.8)	—	(78.5)
Net change during 2003	63.3	(5.2)	1.8	12.2	72.1

December 31, 2003	$22.8	$(42.4)	$1.0	$12.2	$(6.4)

      The net change in cash flow hedges during 2003 consisted of $4.3 million, net of tax of $(1.5) million, in reclassifications to earnings and $(1.6) million, net of tax of $0.6 million, in changes in the fair value of

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

derivative contracts and during 2002 was $3.1 million, net of tax of $(1.3) million, in reclassifications to earnings and $(0.8) million, net of tax of $0.3 million, in changes in the fair value of derivative contracts.

19.     Goodwill and Other Intangible Assets

      On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” and recorded a $283.4 million impairment of goodwill ($247.6 million, net of tax). During the first quarter of 2003, the Company performed its annual goodwill impairment test and determined that no goodwill impairment existed. The changes in the carrying amount of goodwill for the years ended December 31, 2003 and 2002, in total and by segment, are as follows (in millions):

	Balance			Balance
	December 31,	Goodwill	Foreign Currency	December 31,
Segment	2001	Impairment	Translation & Other	2002

Residential	$104.1	$(77.1)	$0.1	$27.1
Commercial	22.7	—	3.2	25.9

Heating & Cooling	126.8	(77.1)	3.3	53.0
Service Experts (restated)	510.8	(198.5)	(4.9)	307.4
Refrigeration	57.2	—	3.1	60.3
Heat Transfer	9.9	(8.1)	(1.8)	—

Total (restated)	$704.7	$(283.7)	$(0.3)	$420.7

	Balance			Balance
	December 31,	Goodwill	Foreign Currency	December 31,
Segment	2002	Impairment	Translation & Other	2003

Residential	$27.1	$—	$(1.0)	$26.1
Commercial	25.9	—	3.2	29.1

Heating & Cooling	53.0	—	2.2	55.2
Service Experts	307.4	—	14.1	321.5
Refrigeration	60.3	—	10.3	70.6

Total	$420.7	$—	$26.6	$447.3

      The change in the Residential Heating & Cooling segment includes $(0.8) million allocated to the divestiture of the HVAC distributor discussed in Note 7.

      Identifiable intangible assets, subject to amortization, as of December 31, 2003 are recorded in Other Assets in the accompanying Consolidated Balance Sheets and are comprised of the following (in millions):

	2003		Restated 2002

	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Deferred financing costs	$8.6	$(1.9)	$10.9	$(4.5)
Non-compete agreements and other	9.3	(6.3)	9.4	(4.4)

Total	$17.9	$(8.2)	$20.3	$(8.9)

      Amortization of intangible assets for the years ended December 31, 2003 and December 31, 2002 was approximately $4.6 million and $5.4 million, respectively. Amortization expense for 2004 to 2008 is estimated to be approximately $3.1 million in 2004, $1.9 million in 2005, $1.6 million in 2006, $1.0 million in 2007 and $0.9 million in 2008. As of December 31, 2003, the Company had $16.0 million of intangible assets, consisting

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of $11.6 million of pension intangible assets and $4.4 million of trademarks and others, which are not subject to amortization.

20.     Related Party Transactions:

      John W. Norris, Jr., LII’s Chairman of the Board, Thomas W. Booth, Stephen R. Booth, David V. Brown and John W. Norris III, each a director of Lennox, as well as other LII stockholders who may be immediate family members of the foregoing persons are, individually or through trust arrangements, members of AOC Land Investment, L.L.C. AOC Land Investment L.L.C. owns 70% of AOC Development II, L.L.C., which owns essentially all of One Lake Park, L.L.C. LII is leasing part of an office building owned by One Lake Park, L.L.C. for use as the LII corporate headquarters. The lease, initiated in 1999, has a term of 25 years and the lease payments for 2003, 2002 and 2001 were approximately $2.9 million, $2.9 million and $2.7 million, respectively. LII also leased a portion of Lennox Center, a retail complex owned by AOC Development, L.L.C., for use as offices. The lease, initiated in 2000, terminated in March 2003 and the lease payments for 2003, 2002 and 2001 were $20,430, $122,580 and $122,580, respectively. AOC Land Investment, L.L.C. also owns 70% of AOC Development, L.L.C. LII believes that the terms of its leases with One Lake Park, L.L.C. and AOC Development, L.L.C. are comparable to terms that could be obtained from unaffiliated third parties.

21.     Stock Rights:

      On July 27, 2000, the Board of Directors of the Company declared a dividend of one right (“Right”) for each outstanding share of its Common Stock to stockholders of record at the close of business on August 7, 2000. Each Right entitles the registered holder to purchase from the Company a unit consisting of one one-hundredth of a share (a “Fractional Share”) of Series A Junior Participating Preferred Stock, par value $.01 per share, at a purchase price of $75.00 per Fractional Share, subject to adjustment.

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

23.     Subsequent Events:

Service Experts Turnaround Plan

      In April 2004, the Company announced the specifics of a turnaround plan designed to improve the performance of its Service Experts business segment. The plan realigns Service Experts’ dealer service centers to focus on service and replacement opportunities in the residential and light commercial markets.

      The Company identified 130 dealer service centers, whose primary business is residential and light commercial service and replacement, which comprise the ongoing Service Experts business segment. LII intends to divest the remaining 47 centers, in addition to the previously announced closure of four centers. The 47 centers that are no longer a part of Service Experts are organized under a new entity and will be classified as a discontinued business and managed separately.

      As of September 30, 2004, 28 of the 47 centers identified for divestiture have been sold and the Company anticipates the remaining centers will be divested by the end of 2004. Cash proceeds from the sale of these centers and related tax effects are expected to more than offset the cash expenses of divestiture.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Service Experts Goodwill Impairment

      Pursuant to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” LII is required, at least annually, to review the carrying value of goodwill on its books, which at December 31, 2003 amounted to $447.3 million. LII completed this review in the first quarter of 2004 and took a goodwill impairment charge of $221.6 million ($196.9 million, net of tax) associated with its Service Experts unit. Fair value of the reporting unit was determined consistent with the method described in Note 2. This impairment will be recorded in operating expenses on the consolidated statement of operations in 2004.

Pre-payment of Long-term Debt

      In June 2004, LII made a pre-payment on its long-term debt of $35 million. The long-term debt was scheduled to have been repaid in the third quarter of 2005. The pre-payment make-whole amount associated with the debt was $1.9 million.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      As discussed in the Company’s Current Report on Form 8-K dated May 20, 2002, effective May 20, 2002, the Board of Directors of the Company (as recommended by the Company’s Audit Committee) approved the dismissal of Arthur Andersen LLP as the Company’s independent auditors and the appointment of KPMG LLP to serve as the Company’s independent auditors for the years ending December 31, 2003 and 2002.

Item 9A.	Controls and Procedures

Overview

      In March 2004 the Audit Committee of the Company’s Board of Directors, with the assistance of its own independent legal counsel and forensic accountants, initiated an independent inquiry of certain accounting matters related to the Company’s Canadian service centers in its Service Experts operations after the Company received allegations of accounting and other improprieties at one of its Canadian service centers. Although these allegations were made prior to the Company’s public announcement of its results of operations for 2003, the Company’s internal control system failed to ensure that these allegations were communicated in a timely manner to the Company’s senior management and the Audit Committee so that such allegations could be investigated prior to the public release of 2003 results. The independent inquiry was completed in July 2004. The independent inquiry identified certain weaknesses in the internal controls with respect to the Canadian service centers, including the following:

•	Canadian operations were autonomous from the other Service Experts operations;

•	Canadian accounting personnel reported directly to operational personnel;

•	Canadian operations lacked adequate accounting resources;

•	There were not consistent accounting systems across all Canadian service centers; and

•	Canadian management failed to provide adequate oversight to the Canadian financial and accounting functions.

      While the Audit Committee’s independent inquiry identified certain accounting adjustments as a result of its examination of Service Experts’ U.S. operations, which are reflected in the adjustments discussed below, it did not find deficiencies of the nature or type of those found in Canada. The Company’s independent auditors, KPMG LLP, have reviewed these matters and advised the Audit Committee that these control weaknesses constitute material weaknesses as defined in Statement of Auditing Standards No. 60. Certain of these control weaknesses may also constitute deficiencies in our disclosure controls.

      The Audit Committee’s independent inquiry identified downward adjustments of $7.0 million to previously reported cumulative earnings for the years 1999 through 2003. As a result, the Company restated certain of our historical financial results as more fully discussed under “Item 6 — Selected Financial Data” and in Note 3 to our financial statements under “Item 8 — Financial Statements and Supplementary Data.” In addition, the Company’s results of operations for 2003 as set forth in this report differ from the unaudited financial results initially reported by the Company.

Remedial Actions

      As a result of the independent inquiry discussed above and an internal review conducted by the Company in the third and fourth quarters of 2003, the Company’s management implemented and continues to implement actions that are designed to improve the effectiveness of internal controls with respect to its Canadian service centers. Specifically, the Company has identified remedial actions to (1) address control issues in the Canadian operations of the Company’s Service Experts operations, (2) enhance the Company’s procedures for monitoring management’s remediation of internal audit findings and (3) enhance the Company’s policies and procedures for the handling of whistleblower claims. As noted below, implementation of many of these actions began in December 2003 and has already been completed.

•	Reorganize the accounting function of the Canadian operations from a stand alone entity to an integrated operation within the Service Experts structure. The Company is moving the majority of the accounting functions for its Canadian service centers into its two U.S. regional accounting centers, leaving bookkeeping and data entry as the only accounting functions performed at the Canadian center level. The Company anticipates that all Canadian centers will be moved to a regional accounting center by the end of 2004. In addition, all accounting duties formerly performed by the Service Experts Canadian headquarters have been moved to the Company’s headquarters in Richardson, Texas.

•	Reorganize the reporting and management structure of the Canadian operations. The chief executive officer and chief financial officer positions in the Service Experts Canadian operations have been eliminated and all Canadian accounting personnel report directly to financial and accounting personnel within the Service Experts organization.

•	Implement the STARS accounting system in the Canadian centers. The Company is accelerating the implementation of the STARS accounting system in the Canadian centers and expects all centers to have implemented it by the end of the third quarter of 2004. STARS (“System Training Action Resource Success”) is an operations and financial computer system that has been customized to meet the needs of the Company’s centers. The STARS system has been functioning at U.S. centers and the Company believes it is a good system for management and control of the Service Experts business.

•	Adopt consistent accounting policies in all Canadian centers and establish a training program for accounting personnel in Canadian centers. The Company’s accounting policies and procedures manual has been adopted and implemented in the Canadian centers. In addition, concurrently with the implementation of STARS at a center, the bookkeeping and data entry personnel receive training on the system and will continue to receive training as required to ensure their understanding of the system and accounting policies, procedures and controls.

•	Establish a process of increased oversight and monitoring of the Canadian centers. Through the Company’s Sarbanes-Oxley 404 process, the Company is reviewing the design and functionality of its internal controls, including those of the Canadian centers. The efforts of the Company’s internal audit department include, and will continue to include the Canadian centers in their annual risk assessment and audit plan to ensure that control compliance is functioning and that recommended remedial actions are implemented.

•	Enhance the procedures for monitoring management’s remediation of internal audit findings. The Company is developing monitoring procedures to include Business Unit reporting and oversight by Senior management to ensure prompt and appropriate resolution of all findings.

•	Strengthen the policies and procedures for the handling of whistleblower claims. The Company has adopted an enhanced whistleblower policy and established procedures to ensure that all complaints are reported to the Company’s chief legal officer and director of internal audit and, depending on the nature of the claim, the Audit Committee. In addition, the Company is implementing compliance and ethics training to provide appropriate training to all levels of employees, including the Company’s executive staff.

•	Reinforce the accounting controls and procedures for the Canadian service centers scheduled for disposition. The Company has announced a turnaround plan designed to improve the performance of the Service Experts operations. The Company has identified 130 service centers in the U.S. and Canada which will comprise the ongoing Service Experts operations, and the remaining centers have been or are in the process of being disposed of. The Company has strengthened the accounting controls and procedures for the Canadian centers scheduled for disposition, including increasing the oversight of such centers and reviewing a weekly cash basis tracking report for such centers.

•	Take corrective action with respect to certain Company personnel. The Company has terminated or is in the process of terminating the duties of all Canadian personnel alleged to have engaged in improprieties.

Disclosure Controls and Procedures

      The Company carried out an evaluation, under the supervision and with the participation of the Company’s current management, including its Chief Executive Officer and Chief Financial Officer (the Company’s principal executive officer and principal financial officer, respectively) of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, to the extent and for the reasons described above, the Company’s disclosure controls and procedures were not effective as of December 31, 2003 to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control Over Financial Reporting

      Except as identified above, during the quarter ended December 31, 2003, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      Information regarding the Company’s directors responsive to Item 401 of Regulation S-K is set forth in Exhibit 99.1, which is attached hereto. For information regarding the Company’s executive officers, reference is made to Part I, at pages 9 through 11 inclusive, of this Annual Report.

Audit Committee

      The Company has a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are Janet K. Cooper (Chair), C.L. (Jerry) Henry, John E. Major and Terry D. Stinson.

Audit Committee Financial Expert

      The Board of Directors of the Company has determined that Janet K. Cooper, Chair of the Audit Committee, is an audit committee financial expert as defined by Item 401(h) of Regulation S-K of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and is independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act.

Code of Conduct and Code of Ethical Conduct

      The Company has adopted a Code of Conduct that applies to all the Company’s Directors, executive officers and employees. The Code of Conduct is available on the Company’s website at http://www.lennoxinternational.com/governance/code.html. Shareholders may request a free copy of these documents from:

Lennox International Inc.

Attention: Investor Relations
2140 Lake Park Blvd.
Richardson, TX 75080
(972) 497-5000

      The Company Code of Ethical Conduct for Senior Financial and Principal Executive Officers (“Code of Ethical Conduct”) is also posted on the Company’s website. Amendments to and waivers from the Code of Conduct and Code of Ethical Conduct will be disclosed on the Company’s website.

Corporate Governance Guidelines — Certain Committee Charters

      The Company had adopted Corporate Governance Guidelines as well as charters for each of its Audit, Compensation and Board Governance Committees. These documents are available on the Company’s website at http://www//lennoxinternational.com/governance/committee.html. Shareholders may request a free copy of any of these documents from the address and phone numbers set forth above under “Code of Conduct and Code of Ethical Conduct.”

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934 requires LII’s Directors and executive officers and persons who beneficially own more than 10% of LII common stock to file with the Securities and Exchange Commission and the New York Stock Exchange, initial reports of ownership and reports of changes in their ownership of LII common stock. Directors, executive officers and greater than 10% beneficial owners are required by the Securities and Exchange Commission regulations to furnish LII with copies of these reports. Based solely upon a review of such reports and related information furnished to LII, LII believes that during the 2003 fiscal year, all LII Directors, executive officers and greater than 10% beneficial owners were in compliance with the section 16(a) filing requirements, other than Thomas W. Booth, who inadvertently filed one Form 4 Statement of Change in Beneficial Ownership, reporting three transactions, on December 17, 2003, two days late.

Item 11.	Executive Compensation

      Information responsive to Item 402 of Regulation S-K is set forth in Exhibit 99.2, which is attached hereto.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      (a) In accordance with Item 201(d) of Regulation S-K, set forth in the table below is certain information regarding the number of shares of our common stock that were subject to outstanding stock options or other compensation plan grants and awards at December 31, 2003.

EQUITY COMPENSATION PLANS INFORMATION

	Number of Securities	Weighted-average	Number of Securities
Plan Category	to be Issued(a)	Exercise Price(b)	Remaining(c)

Equity compensation approved by security holders	11,874,855 (1)	$13.09 (2)	3,600,580 (3)
Equity compensation plans not approved by security holders	—	—	—

Total	11,874,855	$13.09	3,600,580

(a)	Number of securities to be issued upon exercise of outstanding options, warrants and rights.

(b)	Weighted-average exercise price of outstanding options, warrants and rights.

(c)	Number of securities remaining available for future issuance under equity compensation plans, excluding securities reflected in column (a).

(1) Includes the following:

•	8,698,027 shares of common stock to be issued upon exercise of outstanding stock options granted under the 1998 Plan and the Non-employee Directors’ Compensation and Deferral Plan;

•	Stock appreciation rights based on 1,048,881 shares of common stock granted under the 1998 Plan and the Non-employee Directors’ Compensation and Deferral Plan. Upon exercise, the stock appreciation rights will be settled in cash; and

•	2,127,947 shares of common stock to be issued upon the vesting of restricted stock units outstanding under the 1998 Plan.

Excludes 254,355 shares of common stock to be issued upon exercise of outstanding options originally granted under the five equity compensation plans adopted by Service Experts, Inc. The options have a weighted average exercise price of $27.78. The options were assumed by the Company in connection with the acquisition of Service Experts in 2000. No additional options will be granted under such plans.

(2)	Upon vesting, restricted stock units are settled for shares of common stock on a one-for-one basis. Accordingly, the restricted stock units have been excluded for purposes of computing the weighted-average exercise price.

(3)	Includes 3,158,637 shares of common stock available for issuance under the 1998 Plan, 382,441 shares of common stock reserved for issuance under the Non-employee Directors’ Compensation and Deferral Plan and 59,502 shares of common stock reserved for issuance under the Employee Stock Purchase Plan.

      (b) Information regarding security ownership of certain beneficial owners, directors and executive officers is set forth in Exhibit 99.3, which information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

      Information regarding certain relationships and related transactions is set forth in Exhibit 99.2, which is attached hereto.

Item 14.	Principal Accounting Fees and Services

      Information regarding principal accountant fees and services is set forth in Exhibit 99.4, which is attached hereto.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) Financial Statements, Financial Statement Schedules and Exhibits

(1) The following financial statements of Lennox International Inc. and subsidiaries are included in Part II, Item 8 of this Form 10-K:

           Report of Independent Public Accountants

           Consolidated Balance Sheets as of December 31, 2003 and 2002
           Consolidated Statements of Operations for the Years Ended December 31, 2003, 2002 and 2001
           Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2003, 2002 and 2001
           Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001
           Notes to Consolidated Financial Statements for the Years Ended December 31, 2003, 2002 and 2001

(2) The following financial statement schedule for Lennox International Inc. and subsidiaries is included herein:

Report of Independent Public Accountants on Financial Statement Schedule (pages 33 and 85 of Form 10-K) Schedule II — Valuation and Qualifying Accounts and Reserves (page 86 of Form 10-K)

(3) Exhibits:

The exhibits listed in the accompanying Index to Exhibits on pages 87 through 90 of this Form 10-K are filed or incorporated by reference as part of this Form 10-K.

      (b) Reports on Form 8-K:

During the three-month period ending December 31, 2003, the Company filed or furnished one Current Report on Form 8-K dated October 21, 2003 reporting under Item 12 — Results of Operations and Financial Condition a press release reporting the Company’s financial results for the quarter ended September 30, 2003.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LENNOX INTERNATIONAL INC.

By:	/s/ ROBERT E. SCHJERVEN

Robert E. Schjerven
Chief Executive Officer

October 18, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT E. SCHJERVEN Robert E. Schjerven	Chief Executive Officer and Director (Principal Executive Officer)	October 18, 2004

/s/ SUSAN K. CARTER Susan K. Carter	Executive Vice President, Chief Financial Office and Treasurer (Principal Financial Officer)	October 18, 2004

/s/ DAVID L. INMAN David L. Inman	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	October 18, 2004

/s/ JOHN W. NORRIS, JR. John W. Norris, Jr.	Chairman of the Board of Directors	October 18, 2004

/s/ LINDA G. ALVARADO Linda G. Alvarado	Director	October 18, 2004

/s/ STEVEN R. BOOTH Steven R. Booth	Director	October 18, 2004

/s/ THOMAS W. BOOTH Thomas W. Booth	Director	October 18, 2004

David V. Brown	Director

Signature	Title	Date

/s/ JAMES J. BYRNE James J. Byrne	Director	October 18, 2004

/s/ JANET K. COOPER Janet K. Cooper	Director	October 18, 2004

/s/ C.L. (JERRY) HENRY C.L. (Jerry) Henry	Director	October 18, 2004

/s/ JOHN E. MAJOR John E. Major	Director	October 18, 2004

/s/ JOHN W. NORRIS III John W. Norris III	Director	October 18, 2004

/s/ WALDEN W. O’DELL Walden W. O’Dell	Director	October 18, 2004

/s/ TERRY D. STINSON Terry D. Stinson	Director	October 18, 2004

/s/ RICHARD L. THOMPSON Richard L. Thompson	Director	October 18, 2004

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

ON FINANCIAL STATEMENT SCHEDULE

To the Stockholders and Board of Directors of

     Lennox International Inc.:

      We have audited in accordance with auditing standards generally accepted in the United States the consolidated financial statements of Lennox International Inc. and Subsidiaries included in this Annual Report on Form 10-K and have issued our report thereon dated February 6, 2002. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedule II, Valuation and Qualifying Accounts and Reserves, is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated statements taken as a whole.

ARTHUR ANDERSEN LLP(1)

Dallas, Texas

February 6, 2002

(1)	This report is a copy of the previously issued report covering fiscal years 2001 and 2000. The predecessor auditors have not reissued their report. The consolidated financial statements as of December 31, 2001 and for each of the years in the two-year period then ended have been revised to include the transitional disclosures required by Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets (see Note 2 under the heading “Goodwill and Other Intangible Assets”). The report of Arthur Andersen LLP presented above does not extend to these changes.

LENNOX INTERNATIONAL INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

For the Years Ended December 31, 2003, 2002 and 2001

		Additions
	Balance at	charged to		Balance
	beginning	cost and		at end
	of year	expenses	Deductions(1)	of year

	(In Millions)
2001:
Allowance for doubtful accounts	$23.8	$15.8	$(11.2)	$28.4
2002:
Allowance for doubtful accounts	$28.4	$9.8	$(14.4)	$23.8
2003:
Allowance for doubtful accounts	$23.8	$13.3	$(17.9)	$19.2

(1)	Uncollectible accounts charged off, net of recoveries. Also includes $0.9 million transferred as part of the formation of Outokumpu Heatcraft joint ventures in 2002.

INDEX TO EXHIBITS

Exhibit Number	Exhibit Name

3.1
— Restated Certificate of Incorporation of Lennox International Inc. (“LII”) (filed as Exhibit 3.1 to LII’s Registration Statement on Form S-1 (Registration No. 333-75725) and incorporated herein by reference).

3.2	— Amended and Restated Bylaws of LII (filed as Exhibit 3.2 to LII’s Registration Statement on Form S-1 (Registration No. 333-75725) and incorporated herein by reference).
4.1
— Specimen Stock Certificate for the Common Stock, par value $.01 per share, of LII (filed as Exhibit 4.1 to LII’s Registration Statement on Form S-1 (Registration No. 333-75725) and incorporated herein by reference).

4.2
— Rights Agreement, dated as of July 27, 2000, between LII and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, which includes as Exhibit A the form of Certificate of Designations of Series A Junior Participating Preferred Stock setting forth the terms of the Preferred Stock, as Exhibit B the form of Rights Certificate and as Exhibit C the Summary of Rights to Purchase Preferred Stock (filed as Exhibit 4.1 to LII’s Current Report on Form 8-K dated July 27, 2000 and incorporated herein by reference).

4.3
— Indenture, dated as of May 8, 2002, between LII and The Bank of New York, as Trustee, relating to LII’s 6.25% Convertible Subordinated Notes due June 1, 2009 (filed as Exhibit 10.2 to LII’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference).

4.4
— Registration Rights Agreement, dated as of May 8, 2002, between LII and UBS Warburg LLC and the other initial purchasers relating to LII’s 6.25% Convertible Subordinated Notes due June 1, 2009 (filed as Exhibit 10.3 to LII’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference).

   LII is a party to several debt instruments under which the total amount of securities authorized under any such instrument does not exceed 10% of the total assets of LII and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, LII agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.

10.1
— Amended and Restated Credit Facility Agreement dated as of September 11, 2003 among LII, the lenders listed thereto, JPMorgan Chase Bank, Bank of Nova Scotia, The Bank of Tokyo-Mitsubishi, Ltd. And Wells Fargo Bank Texas, N.A., including an Amended and Restated Intercreditor Agreement as Exhibit F thereto and an Amended and Restated Pledge Agreement as Attachment D thereto (filed as Exhibit 10.1 to LII’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference).

10.2	— First Amendment to Amended and Restated Credit Facility Agreement dated as of August 27, 2004 among LII, the lenders party thereto, and JPMorgan Chase Bank, as administrative agent (filed herewith).
10.3
— Fourth Amendment to Second Amended and Restated Receivable Purchase Agreement dated as of June 11, 2004, by and among Lennox Industries Inc., LPAC Corp., Liberty Street Funding Corp., the investors named in the Purchase Agreement, The Bank of Nova Scotia, YC SUSI Trust, Bank of America, N.A. and The Yorktown Investors (filed herewith).

10.4
— Second Amended and Restated Receivables Purchase Agreement, dated as of June 16, 2003, among LPAC Corp., Lennox Industries Inc., Blue Ridge Asset Funding Corporation, Liberty Street Funding Corp., The Bank of Nova Scotia and Wachovia Bank, N.A. (filed as Exhibit 10.1 to LII’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 and incorporated herein by reference).

Exhibit Number	Exhibit Name

10.5
— Purchase and Sale Agreement, dated as of June 19, 2000, among Lennox Industries Inc., Heatcraft Inc. and LPAC Corp. (filed as Exhibit 10.1 to LII’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 and incorporated herein by reference).

10.6
— First Amendment to the Purchase and Sale Agreement, dated as of June 17, 2002, among Lennox Industries Inc., Heatcraft Inc., Armstrong Air Conditioning Inc. and LPAC Corp. (filed as Exhibit 10.2 to LII’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 and incorporated herein by reference).

10.7
— Second Amendment to Purchase and Sale Agreement, dated as of June 16, 2003, by and among LPAC Corp., Lennox Industries Inc., Advanced Distributor Products LLC and Heatcraft Refrigeration Products LLC (filed as Exhibit 10.2 to LII’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 and incorporated herein by reference).

10.8
— Omnibus Amendment Number One to the Amended and Restated Receivables Purchase Agreement and the Purchase and Sale Agreement, dated as of January 15, 2003, among Lennox Industries Inc., Heatcraft Inc., Armstrong Air Conditioning Inc., Advanced Distributor Products LLC, Heatcraft Refrigeration Products LLC, LPAC Corp., Blue Ridge Asset Funding Corporation and Wachovia Bank, N.A. (filed as Exhibit 10.12 to LII’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference).

10.9
— First Omnibus Amendment to Transaction Documents, dated as of December 31, 2003 among LII, Lennox Industries Inc., Armstrong Air Conditioning Inc., Advanced Distributor Products LLC, Heatcraft Refrigeration Products LLC, LPAC Corp., Blue Ridge Asset Funding Corporation, Wachovia Bank, National Association, Liberty Street Funding Corp., The Bank of Nova Scotia, EagleFunding Capital Corporation, Fleet National Bank and The Liberty Street Investors (filed herewith).

10.10
— Assignment and Assumption Agreement dated as of May 5, 2004, by and among EagleFunding Capital Corporation and YC SUSI Trust, Fleet National Bank and Back of America, N.A., Fleet Securities, Inc. and Bank of America, N.A., The Bank of Nova Scotia and LPAC Corp. (filed here within).

10.11
— Receivables Purchase Agreement dated as of June 27, 2003 among LPAC Corp. II, Lennox Industries Inc., Jupiter Securitization Corporation, The Financial Institutions from time to time parties thereto, and Bank One, NA. (filed as Exhibit 10.3 to LII’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 and incorporated herein by reference).

10.12
— Amendment No. 1 to Receivables Purchase Agreement dated as of September 11, 2003 among LPAC Corp. II, Lennox Industries Inc., Jupiter Securitization Corporation, The Financial Institutions from time to time parties thereto, and Bank One, NA. (filed as Exhibit 10.2 to LII’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 and incorporated herein by reference).

10.13
— Amendment No. 2 to Receivables Purchase Agreement dated as of June 25, 2004 among LPAC Corp. II, Lennox Industries Inc., Jupiter Securitization Corporation, The Financial Institutions from time to time parties thereto, and Bank One, NA. (filed herewith).

10.14
— Amendment No. 1 to Receivables Sale Agreement dated as September 11, 2003 among Armstrong Air Conditioning Inc., and Lennox Hearth Products Inc., and LPAC Corp. II (filed as Exhibit 10.3 to LII’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 and incorporated herein by reference).

Exhibit Number	Exhibit Name

10.15
— Joint Venture and Members Agreement dated July 18, 2002, between LII, Outokumpu Copper Products Oy, Outokumpu Copper Holdings, Inc. and Heatcraft Heat Transfer LLC (filed as Exhibit 10.7 to LII’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 and incorporated herein by reference).

10.16
— Shareholders Agreement dated July 18, 2002, between LGL Holland B.V., Outokumpu Copper Products Oy and Outokumpu Heatcraft B.V. (filed as Exhibit 10.8 to LII’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 and incorporated herein by reference).

10.17
— Shared Services Agreement dated August 30, 2002, between LII, Outokumpu Heatcraft USA LLC and Outokumpu Heatcraft B.V. (filed as Exhibit 10.9 to LII’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 and incorporated herein by reference).

10.18
— Joint Technology Development Agreement, dated August 30, 2002, between LII, Outokumpu Oyj, Outokumpu Heatcraft USA LLC, Outokumpu Heatcraft B.V. and Advanced Heat Transfer LLC (filed as Exhibit 10.10 to LII’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 and incorporated herein by reference).

10.19*	— 1998 Incentive Plan of Lennox International Inc. (filed as Exhibit 10.8 to LII’s Registration Statement on Form S-1 (Registration No. 333-75725) and incorporated herein by reference).
10.20*
— Amendment, dated as of December 15, 2000, to 1998 Incentive Plan of Lennox International Inc. (filed as Exhibit 10.18 to LII’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference).

10.21*
— Amendment dated May 17, 2002, to 1998 Incentive Plan of Lennox International Inc. (filed as Exhibit 10.19 to LII’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference).

10.22*	— Lennox International Inc. Profit Sharing Restoration Plan (filed as Exhibit 10.9 to LII’s Registration Statement on Form S-1 (Registration No. 333-75725) and incorporated herein by reference).
10.23*
— Lennox International Inc. Supplemental Executive Retirement Plan (filed as Exhibit 10.10 to LII’s Registration Statement on Form S-1 (Registration No. 333-75725) and incorporated herein by reference).

10.24*
— Lennox International Inc. Non-employee Directors’ Compensation and Deferral Plan (filed as Exhibit 10.22 to LII’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference).

10.25*
— Amendment dated May 17, 2002, to Lennox International Inc. Non-employee Directors’ Compensation and Deferral Plan (filed as Exhibit 10.23 to LII’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference).

10.26*
— Form of Indemnification Agreement entered into between LII and certain executive officers and directors (filed as Exhibit 10.15 to LII’s Registration Statement on Form S-1 (Registration No. 333-75725) and incorporated herein by reference).

10.27*
— Form of revised Employment Agreement entered into between LII and certain executive officers (filed as Exhibit 10.1 to LII’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000 and incorporated herein by reference).

10.28*
— Form of Amended and Restated Change of Control Employment Agreement entered into between LII and certain executive officers (filed as Exhibit 10.2 to LII’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000 and incorporated herein by reference).

12.1	— Computation of Ratio of Earnings to Fixed Charges (filed herewith).

Exhibit Number	Exhibit Name

21.1	— Subsidiaries of LII (filed herewith).
23.1	— Consent of KPMG LLP (filed herewith).
31.1	— Certification of the principal executive officer (filed herewith).
31.2	— Certification of the principal financial officer (filed herewith).
32.1	— Certification of the principal executive officer and the principal financial officer of the Company pursuant to 18 U.S.C. Section 1350 (filed herewith).
99.1	— Information regarding the Directors of the Company (filed herewith).
99.2	— Executive Compensation Information (filed herewith).
99.3	— Beneficial Ownership of Common Stock (filed herewith).
99.4	— Principal Accounting Fees and Services (filed herewith).

*	Management contracts and compensatory plans and arrangements required to be filed as exhibits to this Form 10-K pursuant to Item 14(c).