Form 10-Q
period 2004-03-31
LENNOX INTERNATIONAL INC
filed 2004-11-09
CIK 1069202

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
PERIOD ENDED MARCH 31, 2004

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

Yes [   ]   No [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

Yes [X]   No [   ]

As of March 31, 2004, the number of shares outstanding of the registrant’s common stock, par value $.01 per share, was 60,122,292.

LENNOX INTERNATIONAL INC.

INTRODUCTORY NOTE

     Lennox International Inc. (“LII” or the “Company”) is filing this Quarterly Report on Form 10-Q to reflect the unaudited consolidated financial statements for the quarter ended March 31, 2004 and the restatement of its unaudited consolidated financial statements for the quarter ended March 31, 2003. As a result of the restatement, which is described in Note 2, “Restatement of Previously-Issued Financial Statements” in the accompanying consolidated financial statements, LII delayed filing this Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

     The following discussion details certain public disclosures LII has made regarding the restatement and the subsequent delay in filing this Quarterly Report on Form 10-Q:

•	On March 11, 2004, LII furnished a Current Report on Form 8-K that included a press release announcing that its unaudited earnings for 2003 would be revised pending completion of an internal inquiry being conducted by the Audit Committee of LII’s Board of Directors.

•	On May 11, 2004, LII filed a notification of late filing on Form 12b-25 disclosing that LII was delaying the filing of its Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 pending the resolution of the internal inquiry.

•	On August 18, 2004, LII reported unaudited first and second quarter 2004 earnings results and on August 19, 2004 held a publicly accessible teleconference call to discuss the quarterly results. During the teleconference, LII indicated the investigation was complete and that it would file its Annual Report on Form 10-K for the year ended December 31, 2003 and its Quarterly Reports on Form 10-Q for the first and second quarters of 2004 with the SEC as soon as possible.

•	On October 21, 2004, LII filed its Annual Report on Form 10-K for the year ended December 31, 2003.

     The unaudited consolidated financial statements for the quarter ended March 31, 2003 contained in this quarterly report supersede the unaudited consolidated financial statements contained in its Quarterly Report on Form 10-Q that was previously filed on May 13, 2003 (“Original Filing”). The unaudited consolidated financial statements and financial information contained in the Original Filing have been revised herein to reflect the restatement adjustments described in Note 2 of its consolidated financial statements. LII does not intend to amend its Quarterly Reports on Form 10-Q for the periods affected by the restatement that ended prior to December 31, 2003. As a result, the financial statements and related information contained in such reports referenced above should no longer be relied upon.

LENNOX INTERNATIONAL INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of March 31, 2004 and December 31, 2003
(In millions, except share data)

	March 31,	December 31,
	2004	2003
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$84.4	$76.1
Accounts and notes receivable, net	362.2	416.6
Inventories	274.2	214.1
Deferred income taxes	32.6	33.4
Other assets	34.3	37.0
Assets held for sale	68.3	87.3

Total current assets	856.0	864.5
PROPERTY, PLANT AND EQUIPMENT, net	224.4	229.6
GOODWILL, net	224.2	434.0
DEFERRED INCOME TAXES	84.0	59.7
OTHER ASSETS	142.4	138.8

TOTAL ASSETS	$1,531.0	$1,726.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	1.9	3.6
Current maturities of long-term debt	46.3	21.4
Accounts payable	255.3	247.3
Accrued expenses	259.4	279.1
Income taxes payable	27.8	35.3
Liabilities held for sale	34.9	28.6

Total current liabilities	625.6	615.3
LONG-TERM DEBT	317.2	337.3
POSTRETIREMENT BENEFITS, OTHER THAN PENSIONS	14.4	13.8
PENSIONS	92.8	94.1
OTHER LIABILITIES	81.3	81.9

Total liabilities	1,131.3	1,142.4

COMMITMENTS AND CONTINGENCIES STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 200,000,000 shares authorized, 65,283,749 shares and 64,247,203 shares issued for 2004 and 2003 respectively	0.7	0.6
Additional paid-in capital	434.0	420.4
Retained earnings	18.3	218.9
Accumulated other comprehensive loss	(6.1)	(6.4)
Deferred compensation	(16.1)	(18.2)
Treasury stock, at cost, 3,043,916 shares for 2004 and 2003	(31.1)	(31.1)

Total stockholders’ equity	399.7	584.2

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,531.0	$1,726.6

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2004 and 2003
(Unaudited, in millions, except per share data)

	For the
	Three Months Ended
	March 31,
		Restated
	2004	2003
NET SALES	$664.0	$586.0
COST OF GOODS SOLD	438.4	392.1

Gross Profit	225.6	193.9
OPERATING EXPENSES:
Selling, general and administrative expense	207.1	182.2
Goodwill impairment	208.3	—
Losses and other expenses	—	0.8

Operational (loss) income from continuing operations	(189.8)	10.9
INTEREST EXPENSE, net	7.5	6.7
OTHER EXPENSE (INCOME)	0.3	(0.6)

(Loss) income from continuing operations before income taxes	(197.6)	4.8
(BENEFITS FROM) PROVISION FOR INCOME TAXES	(19.1)	1.4

(Loss) income from continuing operations	(178.5)	3.4

DISCONTINUED OPERATIONS (NOTE 10):
Loss from operations	20.1	1.2
Income tax benefit	(3.7)	(0.1)

Loss from discontinued operations	16.4	1.1

Net (loss) income	$(194.9)	$2.3

(LOSS) INCOME PER SHARE FROM CONTINUING OPERATIONS:
Basic	$(3.00)	$0.06
Diluted	$(3.00)	$0.06
LOSS PER SHARE FROM DISCONTINUED OPERATIONS:
Basic	$(0.28)	$(0.02)
Diluted	$(0.28)	$(0.02)
NET (LOSS) INCOME PER SHARE:
Basic	$(3.28)	$0.04
Diluted	$(3.28)	$0.04

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2004 and 2003
(Unaudited, in millions)

	For the
	Three Months Ended
	March 31,
		Restated
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(194.9)	$2.3
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Minority interest and equity in unconsolidated affiliates	(1.8)	(1.6)
Non-cash impairment of long-lived assets and goodwill	224.7	—
Depreciation and amortization	11.5	11.4
Deferred income taxes	(23.9)	—
Loss from discontinued operations	16.4	1.1
Other losses and expenses	5.4	9.7
Changes in assets and liabilities, net of effects of divestitures:
Accounts and notes receivable	49.2	(10.7)
Inventories	(64.0)	(49.5)
Other current assets	2.3	(12.2)
Accounts payable	9.5	1.6
Accrued expenses	(18.6)	7.7
Income taxes payable and receivable	(5.3)	6.4
Long-term warranty, deferred income and other liabilities	4.4	11.9
Net cash used in operating activities from discontinued operations	(8.3)	(3.0)

Net cash provided by (used in) operating activities	6.6	(24.9)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the disposal of property, plant and equipment	0.1	0.6
Purchases of property, plant and equipment	(6.4)	(4.2)
Additional investment in affiliates	(2.1)	—
Proceeds from disposal of businesses and investments	—	2.3

Net cash used in by investing activities	(8.4)	(1.3)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term borrowings	(1.6)	0.9
Repayments of long-term debt	(0.1)	(0.4)
Revolving long-term borrowings	5.0	8.0
Sales of common stock	10.8	2.4
Payments of deferred financing costs	(0.2)	—
Repurchases of common stock	—	(0.4)
Cash dividends paid	(5.6)	(5.5)

Net cash provided by financing activities	8.3	5.0

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6.5	(21.2)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	1.8	0.3

CASH AND CASH EQUIVALENTS, beginning of period	76.1	74.4

CASH AND CASH EQUIVALENTS, end of period	$84.4	$53.5

Supplementary disclosures of cash flow information:
Cash paid during the period for:
Interest	$2.1	$1.5

Income taxes (net of refunds)	$7.0	$2.6

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation and other Accounting Information:

     The unaudited consolidated balance sheet as of March 31, 2004, and the accompanying unaudited consolidated statements of operations and cash flows for the three months ended March 31, 2004 and 2003 should be read in conjunction with Lennox International Inc.’s (the “Company” or “LII”) audited consolidated financial statements and footnotes as of December 31, 2003 and 2002 and for each of the three years in the period ended December 31, 2003. In the opinion of management, the accompanying consolidated financial statements contain all material adjustments, consisting principally of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to applicable rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. The operating results for the interim periods are not necessarily indicative of the results to be expected for a full year.

     Certain prior-period balances in the accompanying condensed consolidated financial statements have been reclassified to conform to the current period’s presentation of financial information. These reclassifications, primarily for discontinued operations as described in Note 10, have no impact on total assets, liabilities, shareholders’ equity, net income or cash flows. Unless otherwise indicated, all relevant financial and statistical information included herein relates to our continuing operations.

     The Company’s fiscal year ends on December 31 of each year, and the Company’s quarters are each comprised of 13 weeks. For convenience, throughout these financial statements, the 13 weeks comprising each three-month period are denoted by the last day of the respective calendar quarter.

2. Restatement of Previously-Issued Financial Statements:

     In LII’s Annual Report on Form 10-K for the year ended December 31, 2003, the Company reported that its previously released, unaudited earnings for 2003 were revised and its 2002 financial statements were restated as a result of the completion of an inquiry by the Audit Committee of the Board of Directors related to the Canadian service centers in its Service Experts business segment. The cumulative financial impact of this inquiry totaled $7.0 million comprising an increase of $7.6 million over previously reported unaudited net income for the year ended December 31, 2003, and a reduction of $14.6 million in previously reported net income for the year ended December 31, 2002 and prior years.

     Additionally, the Company’s unaudited 2003 quarterly financial information was restated to reflect adjustments to the Company’s previously reported unaudited financial information on Form 10-Q for the quarters ended March 31, 2003, June 30, 2003 and September 30, 2003. The accompanying Consolidated Financial Statements present the restated results for the quarter ended March 31, 2003 after adjustments for corrected treatment of purchase accounting, recording items in the proper period, revaluations of key judgment accounts and changes in significant estimates, uncertainties and judgments, net of related tax effects. The financial impact of the adjustments for the three months ended March 31, 2003 was a reduction in previously reported unaudited net income of $0.2 million, which included a reduction in Gross Profit of $2.2 million offset by a reduction in Selling, General and Administrative expense of $1.3 million, Interest Expense, net of $0.3 million, Provision for Income Taxes of $0.3 million and an increase in Other Income of $0.1 million.

     The information presented in the table below reconciles LII’s restated net income for the three months ended March 31, 2003 from the net income previously presented in our Form 10-Qs for the applicable periods.

Three Months Ended
(In millions, except per share amounts)	March 31, 2003
Net income as originally reported	$2.5
Adjustments (pre-tax):
Service Experts	0.7
Non-Service Experts	(1.2)

Total adjustments (pre-tax)	(0.5)
Tax effect of restatement adjustments	0.3

Total net adjustments	(0.2)

Net income as restated	$2.3

Per Share of Common Stock:
Net income – Basic as originally reported	$0.04
Effect of net adjustments	—

Net income – Basic as restated	$0.04

Net income-Diluted as originally reported	$0.04
Effect of net adjustments	—

Net income – Diluted as restated	$0.04

     The following table sets forth the effects of the restatement adjustments discussed above on the Consolidated Statement of Operations for the three months ended March 31, 2003:

	For the Three Months Ended
	March 31, 2003
	As Previously	As
	Filed	Restated
(In millions, except share data)	(Unaudited)	(Unaudited)
NET SALES	$587.1	$586.0
COST OF GOODS SOLD	391.0	392.1

Gross profit	196.1	193.9
OPERATING EXPENSES:
Selling, general and administrative expense	183.5	182.2
Losses and other expenses	0.8	0.8

Operational income from continuing operations	11.8	10.9
INTEREST EXPENSE, net	7.0	6.7
OTHER INCOME	(0.5)	(0.6)

Income from continuing operations before income taxes	5.3	4.8
PROVISION FOR INCOME TAXES	1.7	1.4

Income from continuing operations	3.6	3.4

DISCONTINUED OPERATIONS:
Loss from operations	1.2	1.2
Income tax benefit	(0.1)	(0.1)

Loss from discontinued operations	1.1	1.1

Net income	$2.5	$2.3

NET INCOME PER SHARE:
Basic	$0.04	$0.04
Diluted	$0.04	$0.04

3. Stock-Based Compensations:

     The Company accounts for its stock-based compensation under the recognition and measurement principles of Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees,” and related interpretations (“APB 25”) and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” as amended (“SFAS No. 123”). Under APB 25, no stock-based compensation cost is reflected in net income for grants of stock options to employees because the Company grants stock options with an exercise price equal to the market value of the stock on the date of grant. Had the Company used the fair value based accounting method for stock compensation expense described by SFAS No. 123, the Company’s diluted net income per common and equivalent share are shown in the pro-forma amounts below (in millions, except per share data):

	For the
	Three Months Ended
	March 31,
		Restated
	2004	2003
Net (loss) income, as reported	$(194.9)	$2.3
Add: Reported stock-based compensation expense, net of taxes	1.7	0.7
Deduct: Fair value based compensation expense, net of taxes	(2.5)	(2.0)

Net (loss) income, pro-forma	$(195.7)	1.0

Earnings per share:
Basic, as reported	$(3.28)	$0.04
Basic, pro-forma	$(3.29)	$0.02
Diluted, as reported	$(3.28)	$0.04
Diluted, pro-forma	$(3.29)	$0.02

4. Reportable Business Segments:

     Financial information about the Company’s reportable business segments is as follows (in millions):

	For the
	Three Months Ended
	March 31,
		Restated
	2004	2003
Net Sales
Residential	$324.3	$293.2
Commercial	108.9	92.8

Heating and Cooling	433.2	386.0
Service Experts	138.9	128.1
Refrigeration	109.2	90.2
Eliminations	(17.3)	(18.3)

	$664.0	$586.0

Segment Profit (Loss)
Residential	$32.6	$21.5
Commercial	1.4	(0.8)

Heating and Cooling	34.0	20.7
Service Experts	(7.7)	(3.0)
Refrigeration	9.8	8.3
Corporate and other	(16.4)	(13.1)
Eliminations	(1.2)	(1.2)

	For the
	Three Months Ended
	March 31,
		Restated
	2004	2003
Segment Profit	18.5	11.7
Reconciliation to (loss) income from continuing operations before income taxes:
Goodwill impairment	208.3	—
Losses and other expenses	—	0.8
Interest expense, net	7.5	6.7
Other expense (income)	0.3	(0.6)

	$(197.6)	$4.8

	As of March 31,	As of December 31,
	2004	2003
Total Assets
Residential	$475.5	$461.4
Commercial	208.7	212.4

Heating and Cooling	684.2	673.8
Service Experts	191.5	400.2
Refrigeration	315.5	318.4
Corporate and other	290.3	261.8
Eliminations	(18.8)	(14.9)

Segment Assets	1,462.7	1,639.3
Discontinued Operations (Note 10)	68.3	87.3

	$1,531.0	$1,726.6

5. Inventories:

     Components of inventories are as follows (in millions):

	As of March 31,	As of December 31,
	2004	2003
Finished goods	$198.4	$148.0
Repair parts	37.2	34.9
Work in process	7.9	7.8
Raw materials	76.9	71.0

	320.4	261.7
Excess of current cost over last-in, first-out cost	(46.2)	(47.6)

	$274.2	$214.1

6. Shipping and Handling:

     Shipping and handling costs are included as part of selling, general and administrative expense in the accompanying Consolidated Statements of Operations in the following amounts (in millions):

For the
Three Months Ended
March 31
Restated
2004	2003
$32.7	$28.5

7. Warranties:

     The changes in the carrying amount of the Company’s total warranty liabilities for the three months ended March 31, 2004 are as follows (in millions):

Total warranty liability at December 31, 2003	$65.4
Payments made in 2004	(6.6)
Changes resulting from issuance of new warranties	5.4

Total warranty liability at March 31, 2004	$64.2

     The change in warranty liability that results from changes in estimates of warranties issued prior to 2004 is not material.

8. Cash, Lines of Credit and Financing Arrangements:

     The Company has bank lines of credit aggregating $263.4 million, of which $9.9 million was borrowed and outstanding and $77.7 million was committed to standby letters of credit at March 31, 2004. Of the remaining $175.8 million, the entire amount was available for future borrowings after consideration of covenant limitations. Included in the lines of credit are several regional facilities and a multi-currency facility in the amount of $225 million governed by agreements between the Company and a syndicate of banks. The facility includes restrictive covenants that limit the Company’s ability to incur additional indebtedness, encumber its assets, sell its assets, or pay dividends. There are no required payments prior to the expiration of the facility. The Company’s facility and promissory notes are secured by the stock of the Company’s major subsidiaries. The facility requires that LII annually and quarterly deliver financial statements, as well as compliance certificates, to the banks within a specified period of time. As a result of the delay in filing of LII’s Annual Report on Form 10-K for the year ended December 31, 2003 and Quarterly Reports on Forms 10-Q for the quarters ended March 31, 2004 and June 30, 2004, LII requested and received waivers from its banks through December 31, 2004, of any breach under the facility due to a delay in the delivery of its annual and quarterly financial statements, as well as compliance certificates. Upon filing the Annual Report on Form 10-K for the year ended December 31, 2003 and LII’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2004 and June 30, 2004 with the SEC and delivering a copy of these filings to the Administrative Agent under the facility, LII will comply with the terms of the facility. LII believes that cash flow from operations, as well as available borrowings under its revolving credit facility, will be sufficient to fund its operations for the foreseeable future. The Company has included in cash and cash equivalents in the accompanying unaudited Consolidated Balance Sheet as of March 31, 2004, $30.2 million of restricted cash related to letters of credit.

9. Accounts and Notes Receivable:

     Accounts and Notes Receivable have been shown net of allowance for doubtful accounts of $18.5 million and $15.6 million, and net of accounts receivable sold under an ongoing asset securitization arrangement of $65.0 million and zero as of March 31, 2004 and December 31, 2003, respectively. In addition, approximately $119 million and $224 million of accounts receivable as reported in the accompanying Consolidated Balance Sheets at March 31, 2004 and December 31, 2003, respectively, represent retained interests in securitized receivables that have restricted disposition rights per the terms of the asset securitization agreement and would not be available to satisfy obligations to creditors. The Company has no significant concentration of credit risk within its accounts and notes receivable.

10. Divestitures:

     During the first fiscal quarter of 2004, the Company’s Board of Directors approved a plan to realign Service Experts dealer service centers to focus on service and replacement opportunities in the residential and light commercial markets. The Company identified 130 dealer service centers that will comprise the ongoing Service Experts business segment and is in the process of divesting the remaining 48 centers (47 existing centers plus a branch of an ongoing center), in addition to previous closures of four centers. The results of operations of the 48 centers that will no longer be part of the Service Experts business segment have been classified as a discontinued operation in the accompanying Statements of Operations. The related assets and liabilities for these centers are classified as “Assets Held For Sale” and “Liabilities Held For Sale” in the accompanying Consolidated Balance Sheets. The long-lived assets of these centers have been written down to estimated fair value less costs to sell. The Company has recorded in the loss from discontinued operations non-cash pre-tax impairment losses of $3.1 million related to property, plant and equipment and $13.3 million related to goodwill (see Note 13 for further discussion of goodwill), as a result of its decision to sell these service centers.

     A summary of net trade sales and pre-tax operating results for the three months ended March 31, 2004 and 2003, and the major classes of assets and liabilities presented as held for sale at March 31, 2004, are detailed below (in millions):

	Discontinued
	Operations for the
	Three Months Ended
	March 31,
	2004	2003
Net trade sales	$70.7	$62.7
Pre-tax operating results	(20.1)	(1.2)

Discontinued
Operations for the
Three Months Ended
March 31,
March 31, 2004
Current assets	$66.2
Non-current assets	2.1

Total assets	$68.3

Current liabilities	$34.9

     The following table details the Company’s pre-tax loss from discontinued operations for the three months ended March 31, 2004, as well as the total estimated loss to be incurred by the end of 2004 (in millions):

	Three Months
	Ended	Total
	March 31, 2004	Expected
Goodwill impairment	$13.3	$13.3
Impairment of property, plant and equipment	3.1	3.1
Operating loss	3.7	11.9
Other divestiture costs	—	5.8

Subtotal	20.1	34.1
Loss on disposal of centers	—	8.8

Total loss from discontinued operations	$20.1	$42.9

     The Company’s estimate of the total loss to be incurred could change based on the actual performance of the remaining discontinued centers, the timing of divestiture of the remaining discontinued centers and other factors. No specific reserves were created as a result of the turnaround plan. All costs related to the divestiture of the discontinued centers are being expensed as incurred.

     The income tax benefit on discontinued operations was $3.7 million for the three months ended March 31, 2004, which includes a $1.5 million tax benefit related to the goodwill impairment. Cash proceeds from the sale of these centers and related tax effects are expected to more than offset the cash expenses of divestiture.

     In March 2003, the Company sold the net assets of a heating, ventilation and air conditioning (“HVAC”) distributor included in the Residential Heating and Cooling segment for $4.6 million in cash and notes. The sale resulted in a pre-tax loss of approximately $0.8 million. The revenues and results of operations of the distributor were immaterial for all prior periods.

11. Earnings per Share:

     Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net income by the sum of the weighted average number of shares and the number of equivalent shares assumed outstanding, if dilutive, under the Company’s stock-based compensation plans. As of March 31, 2004, the Company had 63,166,208 shares outstanding of which 3,043,916 were held as treasury shares. Diluted earnings per share are computed as follows (in millions, except per share data):

	For the
	Three Months Ended
	March 31,
		Restated
	2004	2003
Net (loss) income	$(194.9)	$2.3

Weighted average shares outstanding	59.5	57.9
Effect of diluted securities attributable to stock options and performance share awards	—	1.2

Weighted average shares outstanding, as adjusted	59.5	59.1

Diluted (loss) earnings per share	$(3.28)	$0.04

     All potentially dilutive securities were excluded because their effects were anti-dilutive for the three months ended March 31, 2004. Options to purchase 5,512,539 shares of common stock at prices ranging from $13.21 to $49.63 per share were outstanding for the three months ended March 31, 2003 but were not included in the diluted earnings per share calculation because the assumed exercise of such options would have been anti-dilutive. The Company’s convertible notes were not considered in the diluted earnings per share calculation because the required trading prices of either the Company’s common stock or the convertible notes to allow conversion of such notes had not been met as of the reporting period. The notes are convertible into approximately 8 million shares.

12. Comprehensive (Loss) Income:

     Comprehensive (loss) income is computed as follows (in millions):

	For the
	Three Months Ended
	March 31,
		Restated
	2004	2003
Net (loss) income	$(194.9)	$2.3
Foreign currency translation adjustments	(2.7)	14.1
Cash flow hedges	1.5	1.4
Minimum pension liability	0.2	(2.1)
Unrealized gain on investments	1.3	4.8

Total comprehensive (loss) income	$(194.6)	$20.5

13. Goodwill:

     The Company evaluates the impairment of goodwill under the guidance of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) for each of its reporting units. As a result of the annual impairment tests required by SFAS No. 142, the Company recorded an impairment charge in the first quarter of 2004 associated with its Service Experts segment. This impairment charge reflects the segment’s performance below management’s expectations and management’s decision to divest of 48 centers that no longer match the realigned Service Experts business model (see Note 10). The impairment test requires a two-step process. The first step compares the fair value of the units with goodwill against their aggregate carrying values, including goodwill. The Company estimated the fair value of its Service Experts segment using the income method of valuation, which includes the use of estimated discounted cash flows. Based on the comparison, the carrying value of Service Experts exceeded its fair value. Accordingly, the Company performed the second step of the test, comparing the implied fair value of Service Experts goodwill with the carrying amount of that goodwill. Based on this assessment, the Company recorded a non-cash impairment charge of $208.3 million ($185.1 million, net of tax), which is included as a component of operating income in the accompanying Consolidated Statements of Operations. The Company also recognized a $13.3 million ($11.8 million, net of tax) goodwill impairment charge arising from goodwill allocated to centers held for sale. This amount is included as a part of loss from discontinued operations in the accompanying Consolidated Statements of Operations.

     The changes in the carrying amount of goodwill related to continuing operations for the three months ended March 31, 2004, in total and by segment, are as follows (in millions):

	Balance			Balance
	December 31,	Goodwill	Foreign Currency	March 31,
Segment	2003	Impairment	Translation & Other	2004
Residential	$26.1	$—	$—	$26.1
Commercial	29.1	—	(0.6)	28.5

Heating and Cooling	55.2	—	(0.6)	54.6
Service Experts	308.2	(208.3)	(1.0)	98.9
Refrigeration	70.6	—	0.1	70.7

Total for continuing operations	$434.0	$(208.3)	$(1.5)	$224.2

Discontinued operations	13.3	(13.3)	—	—

Total	$447.3	$(221.6)	$(1.5)	$224.2

14. Pension and Postretirement Benefit Plan:

     Effective December 31, 2003, the Company adopted Statement of Financial Accounting Standards No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This standard requires the disclosure of the components of net periodic benefit cost recognized during interim periods.

	Pension Benefits		Other Benefits
Three months ended March 31 (in millions)	2004	2003	2004	2003
Service cost	$1.4	$1.5	$0.3	$0.2
Interest cost	3.0	3.6	0.4	0.4
Expected return on plan assets	(3.1)	(4.1)	—	—
Amortization of prior service cost	0.3	0.3	(0.1)	(0.1)
Amortization of net loss	0.5	0.3	0.2	0.2

Net periodic benefit cost	$2.1	$1.6	$0.8	$0.7

     In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”) was signed into law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In January 2004, Financial Accounting Standards Board Staff Position No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” was issued and it permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act. The Company has elected to make this deferral, as the specific authoritative guidance on the accounting for the federal subsidy is pending. Therefore, the accumulated postretirement benefit obligation and net postretirement benefit costs in the financial statements and above disclosure do not reflect the effects of the Act on the Company’s plans.

15. Investments in Affiliates:

     For the joint ventures with Outokumpu Oyj and LII’s other joint venture investments, the Company records its equity in the earnings of the joint ventures as a component of selling, general and administrative expense in the accompanying Consolidated Statements of Operations. The Company recorded $2.3 million and $1.7 million of equity in the earnings of its affiliates for the three months ended March 31, 2004 and 2003, respectively.

16. Contingencies:

     The Company is involved in various claims and lawsuits incidental to its business. In addition, the Company and its subsidiary Heatcraft Inc. have been named in four lawsuits in connection with its former heat transfer operations. The lawsuits allege personal injury resulting from alleged emissions of trichloroethylene, dichloroethylene and vinyl chloride and other unspecified emissions from the South Plant in Grenada, Mississippi, previously owned by Heatcraft Inc. It is not possible to predict with certainty the outcome of these matters; however, based on present knowledge, management believes that it is unlikely that resolution of these matters will result in a material liability for the Company. As of March 31, 2004, no accrual has been made for these matters.

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

17. Subsequent Events:

Pre-payment of Long-term Debt

     In June 2004, LII made a pre-payment on its long-term debt of $35 million. The long-term debt was scheduled to have been repaid in the third quarter of 2005. The pre-payment make-whole amount associated with the debt was $1.9 million.

     Additional Investment in Affiliates

     In October 2004, LII purchased an additional 1.3% common stock interest for approximately $1.5 million in Kulthorn Kirby Public Company Limited, a Thailand company engaged in the manufacture of compressors for refrigeration applications. The Company will begin using equity accounting for this investment in the fourth quarter of 2004 as its ownership interest in this affiliate will be 20% and will adjust prior years information to show a consistent presentation for this investment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Restatement of Previously-Issued Financial Statements

     The Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) has been revised to reflect the restatement of LII’s Unaudited Consolidated Financial Statements for the three months ended March 31, 2003 and certain events occurring subsequent to the original due date for filing this Form 10-Q.

     In LII’s Annual Report on Form 10-K for the year ended December 31, 2003, the Company reported that its previously released, unaudited earnings for 2003 were revised and its 2002 financial statements were restated, as a result of the completion of an inquiry by the Audit Committee of the Board of Directors related to the Canadian service centers in its Service Experts business segment. The cumulative financial impact of this inquiry totaled $7.0 million comprising an increase of $7.6 million over previously reported unaudited net income for 2003, and a reduction of $14.6 million in previously reported net income for 2002 and prior years.

     Additionally, the Company’s unaudited 2003 quarterly financial information was restated to reflect adjustments to the Company’s previously reported unaudited financial information on Form 10-Q for the quarters ended March 31, 2003, June 30, 2003 and September 30, 2003. The accompanying Consolidated Financial Statements present the restated results for the quarter ended March 31, 2003. The financial impact of the adjustments for the three months ended March 31, 2003 was a reduction in previously reported unaudited net income of $0.2 million, which included a reduction in Gross Profit of $2.2 million offset by a reduction in Selling, General and Administrative expense of $1.3 million, Interest Expense, net of $0.3 million, Provision for Income Taxes of $0.3 million and an increase in Other Income of $0.1 million.

Overview

     LII participates in four reportable business segments of the heating, ventilation, air conditioning and refrigeration (“HVACR”) industry. The first reportable segment is Residential Heating & Cooling, in which LII manufactures and markets a full line of heating, air conditioning and Hearth Products for the residential replacement and new construction markets in the United States and Canada. The second reportable segment is Commercial Heating & Cooling, in which LII manufactures and sells primarily rooftop products and related equipment for light commercial applications. Combined, the Residential Heating & Cooling and Commercial Heating & Cooling segments form LII’s heating and cooling business. The third reportable segment is Service Experts, which includes sales and installation of, and maintenance and repair services for, HVAC equipment. The fourth reportable segment is Refrigeration, in which LII manufactures and sells unit coolers, condensing units and other commercial refrigeration products.

     Improving the performance of the Service Experts business segment remains a top priority of LII’s management. In the first fiscal quarter of 2004, LII’s Board of Directors approved a turnaround plan designed to improve the performance of its Service Experts business segment. The plan realigns Service Experts’ dealer service centers to focus on service and replacement opportunities in the residential and light commercial markets. LII identified 130 dealer service centers, whose primary business is residential and light commercial service and replacement, which comprise the ongoing Service Experts business segment. LII is in the process of divesting the remaining 48 centers (47 existing centers plus a branch of an ongoing center), in addition to the previously announced closure of four centers. The 48 centers that are no longer a part of Service Experts are classified as a discontinued business and managed separately. See “Results of Operations – Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003 – Loss from Discontinued Operations” for more detail regarding Service Experts’ discontinued operations.

     In addition to the realignment of dealer service centers discussed above, the Service Experts business segment continues the rollout of a program focused on the sharing of best practices across all residential service and replacement service centers. This rollout began mid-year in 2003 and was completed at most of the U. S. service centers in the third quarter of 2004. Rollout of the program to the Service Experts Canadian service centers is anticipated to begin in 2005. The deployment of a common information technologies (“IT”) system in Service Experts Canadian service centers was completed in the third quarter of 2004. This IT system facilitates the consolidation of service center accounting functions as well as the tracking of key performance indicators used in the best practices program described above. Item 4 “Controls and Procedures” also contains a listing of actions that are being implemented in the Service Experts business segment.

     During the first quarter of 2004, LII conducted fair-value-based tests, which are required at least annually by SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”), and determined that the carrying value of Service Experts’ goodwill exceeded its fair value. As a result, LII recorded a pre-tax, non-cash charge of $208.3 million for the three months ended March 31, 2004 in the Company’s Service Experts business segment. The impairment charge was driven primarily by lower than expected operating results as well as the turnaround plan discussed above. The tax benefit of this charge was $23.2 million. The $208.3 million pre-tax goodwill impairment charge is included in LII’s operating loss from continuing operations for the three months ended March 31, 2004. Subsequent to the recognition of the $208.3 million goodwill impairment under SFAS No. 142 and as part of the realignment of service centers discussed above, LII also recognized $13.3 million in pre-tax goodwill impairment included in its $20.1 million pre-tax loss on discontinued operations under SFAS No. 144, resulting in a total pre-tax goodwill impairment charge of $221.6 million for the three months ended March 31, 2004.

     LII’s customers include distributors, installing dealers, property owners, national accounts and original equipment manufacturers. LII recognizes sales revenue when products are shipped or when services are rendered. The demand for LII’s products and services is influenced by national and regional economic and demographic factors, such as interest rates, the availability of financing, regional population and employment trends, new construction, general economic conditions and consumer confidence. In addition to economic cycles, demand for LII’s products and services is seasonal and dependent on the weather. Hotter than normal summers generate strong demand for replacement air conditioning, refrigeration products and services and colder than normal winters have the same effect on heating products and services. Conversely, cooler than normal summers and warmer than normal winters depress HVACR sales and services.

     The principal components of cost of goods sold in LII’s manufacturing operations are component costs, raw materials, factory overhead, labor and estimated costs of warranty expense. In LII’s Service Experts segment, the principal components of cost of goods sold are equipment, parts and supplies and labor. The principal raw materials used in LII’s manufacturing processes are steel, copper and aluminum. LII is partially mitigating the impact of rising commodity prices in 2004 through a combination of improved production efficiency, cost reduction initiatives, hedging programs and price increases. Warranty expense is estimated based on historical trends and other factors.

     LII’s fiscal year ends on December 31 of each year and its interim fiscal quarters are each comprised of 13 weeks. For convenience, throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the 13-week periods comprising each fiscal quarter are denoted by the last day of the calendar quarter.

Results of Operations

     The Results of Operations have been revised to reflect the restatement of LII’s Unaudited Consolidated Financial Statements for the three months ended March 31, 2003 and certain events occurring subsequent to the original due date for filing this Form 10-Q. For more information, see “Restatement of Previously-Issued Financial Statements” located at the beginning of the MD&A and Note 2 titled “Restatement of Previously – Issued Financial Statements” in the Notes to Consolidated Financial Statements. In addition, as a result of the Service Experts’ turnaround plan discussed above in the Overview, the operating results of the 48 dealer service centers that are no longer a part of the Service Experts business segment have been reported as discontinued operations in the Company’s Consolidated Statements of Operations. Prior year results of operations have been restated to conform to the current year presentation.

     The following table sets forth, as a percentage of net sales, LII’s statements of operations data for the three months ended March 31, 2004 and 2003:

	Three Months Ended
	March 31,
		Restated
	2004	2003
Net sales	100.0%	100.0%
Cost of goods sold	66.0	66.9

Gross profit	34.0	33.1
Selling, general and administrative expense	31.2	31.1
Goodwill impairment	31.4	—
Losses and other expenses	—	0.1

Operational (loss) income from continuing operations	(28.6)	1.9
Interest expense, net	1.2	1.1

	Three Months Ended
	March 31,
		Restated
	2004	2003
Other expense (income)	—	—

(Loss) income from continuing operations before income taxes	(29.8)	0.8
(Benefit from) provision for income taxes	(2.9)	0.2

(Loss) income from continuing operations	(26.9)	0.6

Loss on operations of discontinued operations	3.0	0.2
Income tax benefit	(0.5)	—

Loss from discontinued operations	(2.5)	0.2

Net (loss) income	(29.4)%	0.4%

     The following table sets forth net sales by business segment and geographic market (dollars in millions):

		Three Months Ended March 31,
			Restated
	2004		2003
	Amount	%	Amount	%
Business Segment:
Residential	$324.3	48.8%	$293.2	50.0%
Commercial	108.9	16.4	92.8	15.8

Heating and Cooling	433.2	65.2	386.0	65.8
Service Experts	138.9	20.9	128.1	21.9
Refrigeration	109.2	16.4	90.2	15.4
Eliminations	(17.3)	(2.5)	(18.3)	(3.1)

Total net sales	$664.0	100.0%	$586.0	100.0%

Geographic Market:
U.S.	$500.0	75.3%	$451.2	77.0%
International	164.0	24.7	134.8	23.0

Total net sales	$664.0	100.0%	$586.0	100.0%

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Net Sales

     Net sales increased $78.0 million, or 13.3%, to $664.0 million for the three months ended March 31, 2004 from $586.0 million for the comparable period in 2003. Adjusted for the favorable impact of foreign currency translation, net sales increased $52.2 million, or 8.9%, compared to the same period in 2003. Net sales were higher in all of the Company’s business segments for the three months ended March 31, 2004 compared to the three months ended March 31, 2003.

     Net sales in the Residential Heating & Cooling business segment increased $31.1 million, or 10.6%, to $324.3 million for the three months ended March 31, 2004 from $293.2 million for the three months ended March 31, 2003. Adjusted for the impact of foreign currency translation, net sales increased 9.0%, or $26.4 million, compared to the three months ended March 31, 2003. Net sales increases were achieved by all of the Company’s major home comfort businesses in the Residential Heating & Cooling business segment for the three months ended March 31, 2004 compared to the same period in the prior year, when adjusted for foreign currency translation. Net sales of premium Dave Lennox Signature collection products and net sales in the Company’s Advanced Distributor Products unit were particularly strong. Overall, the Company’s Residential Heating & Cooling business segment outperformed the market. For example, according to the Air-Conditioning and Refrigeration Institute, U.S. factory shipments of unitary air conditioners and heat pumps were up 5% January through March 2004 compared to the same period in 2003.

     Net sales in the Commercial Heating & Cooling business segment increased $16.1 million, or 17.3%, to $108.9 million for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. After adjusting for the impact of foreign currency translation, net sales increased $11.0 million, or 11.9%, compared to the three months ended March 31, 2003. The increase in net sales was due primarily to strong domestic sales growth, particularly in sales to national accounts, as well as an increase in sales to commercial mechanical contractors. When adjusted for foreign currency translation, net sales in the Company’s European operations for the three months ended March 31, 2004 were flat compared to the same period last year due to continued depressed demand.

     Net sales in the Service Experts business segment increased $10.8 million, or 8.4%, to $138.9 million from $128.1 million for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. Net sales increased $7.7 million, or 6.0%, after adjusting for the impact of foreign currency translation. The increase in net sales was due primarily to higher sales in Service Experts service and replacement businesses.

     Refrigeration business segment net sales increased $19.0 million, or 21.1%, to $109.2 million for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. After adjusting for the impact of foreign currency translation, net sales increased $5.5 million, or 6.1%, for the three months ended March 31, 2004 compared to the same period in 2003. Domestic sales were up over 10% for the three months ended March 31, 2004 compared to the same period in 2003 due in large part to strong activity in large cold storage projects driven by improved market conditions. Net sales were also higher in the Company’s Asia Pacific operations as a result of improved market conditions and expanded distribution. Partially offsetting the higher net sales were lower net sales in Europe, when adjusted for the impact of foreign currency translation, due primarily to continued weak economic conditions in the region.

Gross Profit

     Gross profit was $225.6 million for the three months ended March 31, 2004 compared to $193.9 million for the three months ended March 31, 2003, an increase of $31.7 million. Gross profit margin improved 0.9% to 34.0% for the three months ended March 31, 2004 from 33.1% for the comparable period in the prior year. Improvement in gross profit margin in the Company’s Residential Heating & Cooling and Commercial Heating & Cooling business segments was partially offset by declines in gross profit margin in the Company’s Service Experts and Refrigeration business segments as well as higher commodity prices overall. Commodity prices in LII’s manufacturing businesses increased by approximately $5 million for the three months ended March 31, 2004 compared to the same period in 2003. LII is partially mitigating the impact of rising commodity prices in 2004 through a combination of improved production efficiency, cost reduction initiatives, hedging programs and price increases.

     In the Company’s Residential Heating & Cooling business segment, gross profit margins improved 1.6% for the three months ended March 31, 2004 compared to the same period in 2003 due primarily to higher volumes, a favorable mix of higher-margin premium products and strong factory performance partially offset by rising commodity prices. Gross profit margins improved 3.5% in the Company’s Commercial Heating & Cooling business segment over the same period due to higher volumes and strong factory performance partially offset by rising commodity prices. In the Company’s Service Experts business segment, gross profit margin declined 1.2% over the same period due primarily to margin erosion resulting from price competition and the overall business disruption caused by the internal investigation in Canada. In the Company’s Refrigeration business segment, gross profit margin declined 0.3% over the same period due primarily to competitive pricing pressure. LIFO (last in, first out) inventory liquidations did not have a material impact on gross profit margins.

Selling, General and Administrative Expense

     Selling, general and administrative (“SG&A”) expenses were $207.1 million for the three months ended March 31, 2004, an increase of $24.9 million, or 13.7%, from $182.2 million for the three months ended March 31, 2003. Of the $24.9 million increase in SG&A expenses, $7.8 million was due to unfavorable foreign currency translation. Higher freight and commissions due primarily to higher sales volumes, higher distribution and selling expenses, cost increases in overhead expenses and approximately $2 million of investigation costs related to the Service Experts operations accounted for the remaining portion of the increase in SG&A. As a percentage of total net sales, SG&A expenses of 31.2% for the three months ended March 31, 2004 were relatively flat compared to 31.1% for the same period in 2003. The Company has no significant concentration of credit risk among its diversified customer base.

Goodwill Impairment

     Goodwill impairment represents a pre-tax, non-cash, charge of $208.3 million for the three months ended March 31, 2004 in the Company’s Service Experts business segment, where lower than expected operating results occurred. The tax benefit of this charge was $23.2 million. During the first quarter of 2004, the Company conducted fair-value-based tests, which are required at least annually by SFAS No. 142, and determined that the carrying value of Service Experts’ goodwill exceeded its fair value. These fair-value-based tests were applied to all Service Experts service centers before consideration of the divestitures announced as part of the Company’s Service Experts turnaround plan. An additional $13.3 million of pre-tax goodwill impairment is included in the $20.1 million pre-tax

Loss on Operations of Discontinued Operations discussed below resulting in a total pre-tax goodwill impairment charge of $221.6 million for the three months ended March 31, 2004.

Losses and Other Expenses

     Losses and other expenses of $0.8 million for the three months ended March 31, 2003 included the loss on the sale of a HVAC distributor in the Company’s Residential Heating & Cooling business segment.

Interest Expense, Net

     Interest expense, net, for the three months ended March 31, 2004 increased $0.8 million from $6.7 million for the three months ended March 31, 2003. The higher interest expense resulted from higher interest rates and commitment fees on the Company’s revolving credit facility, which was amended in September 2003, and slightly higher amortization of deferred financing costs partially offset by lower average debt levels.

Other Expense (Income)

     Other expense (income) was expense of $0.3 million for the three months ended March 31, 2004 compared to income of $0.5 million for the same period in 2003. Other expense (income) includes foreign currency exchange gains, which relate principally to the Company’s operations in Canada, Australia and Europe, and expenses related to minority interest holders.

(Benefit from) Provision for Income Taxes

     The benefit from income taxes on continuing operations was $19.1 million for the three months ended March 31, 2004 compared to a provision for income taxes on continuing operations of $1.4 million for the three months ended March 31, 2003. The effective tax rate on continuing operations was 9.7% and 29.2% for the three months ended March 31, 2004 and March 31, 2003, respectively. Excluding the tax benefit of $23.2 million from goodwill impairment, the provision for income taxes on continuing operations would have been $4.1 million for the three months ended March 31, 2004. The effective tax rate on continuing operations, excluding the goodwill impairment charge, was 38.3% for the three months ended March 31, 2004. These effective rates differ from the statutory federal rate of 35% principally due to state and local taxes, non-deductible expenses, foreign operating losses for which no tax benefits have been recognized and foreign taxes at rates other than 35%.

Loss from Discontinued Operations

     In the first fiscal quarter of 2004, the Company’s Board of Directors approved a turnaround plan designed to improve the performance of its Service Experts business segment. The plan realigns Service Experts’ dealer service centers to focus on service and replacement opportunities in the residential and light commercial markets. LII identified 130 dealer service centers, whose primary business is residential and light commercial service and replacement, which comprise the ongoing Service Experts business segment. LII is in the process of divesting the remaining 48 centers, in addition to the previously announced closure of four centers. The 48 centers that are no longer a part of Service Experts are classified as a discontinued business and managed separately. As of October 31, 2004, 32 of the 48 centers identified for divestiture have been sold and the Company anticipates the remaining centers will be divested by the end of 2004.

     Under Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the operating results of the 48 centers that are no longer a part of the Service Experts business segment for all periods presented are reported as discontinued operations in LII’s Consolidated Statements of Operations. The following table details the Company’s pre-tax loss from discontinued operations for the three months ended March 31, 2004, as well as the total estimated loss to be incurred by the end of 2004 (in millions):

	Three Months
	Ended	Total
	March 31, 2004	Expected
Goodwill impairment	$13.3	$13.3
Impairment of property, plant and equipment	3.1	3.1
Operating loss	3.7	11.9
Other divestiture costs	—	5.8

	Three Months
	Ended	Total
	March 31, 2004	Expected
Subtotal	20.1	34.1
Loss on disposal of centers	—	8.8

Total loss from discontinued operations	$20.1	$42.9

     The Company’s estimate of the total loss to be incurred could change based on the actual performance of the remaining discontinued centers, the timing of divestiture of the remaining discontinued centers and other factors. No specific reserves were created as a result of the turnaround plan. All costs related to the divestiture of the discontinued centers are being expensed as incurred.

     The income tax benefit on discontinued operations was $3.7 million for the three months ended March 31, 2004 which includes a $1.5 million income tax benefit related to the goodwill impairment. Cash proceeds from the sale of these centers and related tax effects are expected to more than offset the cash expenses of divestiture.

Liquidity and Capital Resources

     LII’s working capital and capital expenditure requirements are generally met through internally generated funds and bank lines of credit.

     During the first three months of 2004, cash provided by operating activities was $6.6 million compared to $24.9 used in operating activities in 2003. The change is primarily due to the higher incremental use of the Company’s assets securitization program in 2004, $65.0 million versus $16.1 million in 2003. Net cash provided by investing activities in 2003 includes the proceeds from the sale of the net assets of a distributor in the residential segment.

     Capital expenditures of $6.4 million and $4.2 million in the first three months of 2004 and 2003, respectively, were primarily for production equipment in the North American residential and international refrigeration products manufacturing plants.

     The Company has bank lines of credit aggregating $263.4 million, of which $9.9 million was borrowed and outstanding and $77.7 million was committed to standby letters of credit at March 31, 2004. Of the remaining $175.8 million, the entire amount was available for future borrowings after consideration of covenant limitations. Included in the lines of credit are several regional facilities and a multi-currency facility in the amount of $225 million governed by agreements between the Company and a syndicate of banks. The facility includes restrictive covenants that limit the Company’s ability to incur additional indebtedness, encumber its assets, sell its assets, or pay dividends. There are no required payments prior to the expiration of the facility. The Company’s facility and promissory notes are secured by the stock of the Company’s major subsidiaries. The facility requires that LII annually and quarterly deliver financial statements, as well as compliance certificates, to the banks within a specified period of time. As a result of the delay in filing of LII’s Annual Report on Form 10-K for the year ended December 31, 2003 and Quarterly Reports on Forms 10-Q for the quarters ended March 31, 2004 and June 30, 2004, LII requested and received waivers from its banks through December 31, 2004, of any breach under the facility due to a delay in the delivery of its annual and quarterly financial statements, as well as compliance certificates. Upon filing the Annual Report on Form 10-K for the year ended December 31, 2003 and LII’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2004 and June 30, 2004 with the SEC and delivering a copy of these filings to the Administrative Agent under the facility, LII will comply with the terms of the facility.

     LII believes that cash flow from operations, as well as available borrowings under its revolving credit facility, will be sufficient to fund its operations for the foreseeable future. The Company has included in cash and cash equivalents in the accompanying unaudited Consolidated Balance Sheet as of March 31, 2004, $30.2 million of restricted cash related to letters of credit.

     Under a revolving asset securitization arrangement, the Company had sold, at March 31, 2004, and 2003, respectively, $65.0 million and $115.1 million of receivables on a non-recourse basis. The receivables are sold at a discount from face value and this discount aggregated $0.4 million and $0.9 million through the first three months of 2004 and 2003, respectively. The discount expense is shown as a component of selling, general and administrative expense in the Consolidated Statements of Operations. The Company has no significant concentration of credit risk among its diversified customer base.

Recent Accounting Pronouncement

     Emerging Issues Task Force Issue 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per

Share” (“EITF 04-8”), was finalized at the end of September 2004 and becomes effective for the Company for all periods ending after December 15, 2004. EITF 04-8 will be applied by retrospectively restating previously reported earnings per share (“EPS”). EITF 04-8 will require that contingently convertible debt securities with a market price trigger should be included in diluted EPS, regardless of whether the market price trigger has been met. Contingently convertible debt securities are generally convertible into common shares of the issuer after the price of the common stock has exceeded a predetermined threshold for a specific time period.

     On May 8, 2002, the Company issued $143.8 million of 6.25% convertible subordinated notes (“Notes”). Each $1,000 Note is convertible into 55.29 shares of common stock. Redemption can occur at the Company’s option beginning in June 2005 if the market price of the Company’s Common Stock has exceeded $23.52 during specified periods, and at the option of the Note holders if the market price of the Company’s Common Stock has exceeded $19.90 during specified periods or if the market price of the Notes is less than 95% of the market price of the stock multiplied by 55.29. Upon adoption of EITF 04-8, the Company will include 7.9 million shares of common stock and exclude the corresponding interest expense and amortization of deferred financing costs associated with the notes in its diluted EPS computations.

     The following table compares the diluted EPS computations before and after the adoption of EITF 04-8 (in millions, except per share data):

	Three Months Ended March 31,
	2004 Before	2004 After	2003 Before	2003 After
	Adoption	Adoption	Adoption	Adoption
Net (loss) income	$(194.9)	$(194.9)	$2.3	$2.3
Add: after-tax interest expense and amortization of deferred financing costs on Notes	—	—	—	1.6

Net (loss) income as adjusted	$(194.9)	$(194.9)	$2.3	$3.9

Weighted average shares outstanding	59.5	59.5	57.9	57.9
Effect of diluted securities attributable to stock options, performance share awards and Notes	—	—	1.2	9.1

Weighted average shares outstanding, as adjusted	59.5	59.5	59.1	67.0

Diluted (loss) earnings per share	$(3.28)	$(3.28)	$0.04	$0.06

Forward-Looking Information

     Various sections of this Quarterly Report on Form 10-Q (“Form 10-Q”), including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based upon management’s beliefs, as well as assumptions made by and information currently available to management. All statements other than statements of historical fact included in this Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements identified by the words “may,” “will,” “should,” “plan,” “predict,” “anticipate,” “believe,” “intend,” “estimate” and “expect” and similar expressions. Such statements reflect the current views of LII with respect to future events, based on what it believes are reasonable assumptions; however, such statements are subject to certain risks, uncertainties and assumptions. In addition to the specific uncertainties discussed elsewhere in this Form 10-Q, the following risks and uncertainties may affect the Company’s performance and results of operations:

•	the Company’s business is affected by a number of economic factors including the level of economic activity in the markets in which the Company operates, and a decline in economic activity typically results in a decline in new construction and replacement purchases, which could result in a decrease in LII’s sales and profitability;

•	the demand for the Company’s products and services is strongly affected by the weather, and cooler than normal summers depress the Company’s sales of replacement air conditioning and refrigeration products and warmer than normal winters have the same effect on the Company’s heating products;

•	increases in the prices of raw materials or components, or problems in their availability, could increase the costs of its products and/or depress the Company’s sales;

•	the development, manufacture, sale and use of the Company’s products involve a risk of warranty and product liability claims, and such claims could be material and have an adverse effect on its future profitability;

•	the Company incurs the risk of liability claims for the installation and service of heating and cooling products with its Company-owned dealer service centers, and if these claims exceed the limits of the Company’s product liability insurance policies it may result in material costs that could have an adverse effect on future profitability;

•	the success of the Company will depend in part on its ability to integrate and operate acquired businesses profitably and to identify and implement opportunities for cost savings;

•	any future determination that a significant impairment of the value of the Company’s intangible assets has occurred could have a material adverse effect on its results of operations;

•	as of March 31, 2004 the Company had $365.4 million of consolidated indebtedness outstanding, and the Company’s level of indebtedness may have important consequences for its operations, including that it may have to use a large portion of its consolidated cash flow to pay principal and interest on its indebtedness and that it may have difficulty borrowing money in the future for working capital, capital expenditures, acquisitions or other purposes;

•	the Company operates in very competitive markets, and competitive factors could cause the Company to reduce its prices or lose market share and could negatively affect its cash flow;

•	the Company’s future success will depend upon its continued investment in research and new product development and its ability to commercialize new technological advances in the HVACR industry;

•	the Company faces a risk of work stoppage and other labor relations matters because a significant percentage of its workforce is unionized, and the results of future negotiations with the unions, including the effect of any production interruptions or labor stoppages, could have an adverse effect on the Company’s future financial results; and

•	the Company is subject to extensive and changing federal, state and local laws and regulations designed to protect the environment, and these laws and regulations could impose liability for remediation costs and civil or criminal penalties for non-compliance.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     LII’s results of operations can be affected by changes in exchange rates. Net sales and expenses in currencies other than the United States dollar are translated into United States dollars for financial reporting purposes based on the average exchange rate for the period. Net sales from outside the United States represented 24.7% and 23.0% of total net sales for the three months ended March 31, 2004 and 2003, respectively. Historically, foreign currency transaction gains (losses) have not had a material effect on LII’s overall operations. The impact of a 10% change in exchange rates on income from operations is estimated to be immaterial.

     The Company enters into commodity futures contracts to stabilize prices to be paid for raw materials and parts containing high copper and aluminum content. These contracts are for quantities equal to, or less than, quantities expected to be consumed in future production. As of March 31, 2004, the Company had metal futures contracts maturing at various dates through December 31, 2004 with a fair value as an asset of $4.4 million. The impact of a 10% change in commodity prices on the Company’s results from operations is estimated to be approximately $17 million for the entire year, absent any other contravening actions.

Item 4. Controls and Procedures.

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

     The Audit Committee’s independent inquiry identified downward adjustments of $7.0 million to previously reported cumulative earnings for the years 1999 through 2003. As a result, the Company restated certain of its historical financial results as more fully discussed in its Annual Report on Form 10-K for the fiscal year ended December 31, 2003 under “Item 6 — Selected Financial Data” and in Note 3 to its financial statements under “Item 8 — Financial Statements and Supplementary Data.” In addition, the Company’s results of operations for 2003 as set forth in this report differ from the unaudited financial results initially reported by the Company.

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

•	Reorganize the accounting function of the Canadian operations from a stand-alone entity to an integrated operation within the Service Experts structure. The Company is moving the majority of the accounting functions for its Canadian service centers into its two U.S. regional accounting centers, leaving bookkeeping and data entry as the only accounting functions performed at the Canadian center level. The Company anticipates that all Canadian centers will be moved to a regional accounting center by the end of 2004. In addition, all accounting duties formerly performed by the Service Experts Canadian headquarters have been moved to the Company’s headquarters in Richardson, Texas.

•	Reorganize the reporting and management structure of the Canadian operations. The chief executive officer and chief financial officer positions in the Service Experts Canadian operations have been eliminated and all Canadian accounting personnel report directly to financial and accounting personnel within the Service Experts organization.

•	Implement the STARS accounting system in the Canadian centers. The Company is accelerating the implementation of the STARS accounting system in the Canadian centers and expects all centers to have implemented it by the end of the third quarter of 2004. STARS (“System Training Action Resource Success”) is an operations and financial computer system that has been customized to meet the needs of the Company’s centers. The STARS system has been functioning at U.S. centers and the Company believes it is a good system for management and control of the Service Experts business.

•	Adopt consistent accounting policies in all Canadian centers and establish a training program for accounting personnel in Canadian centers. The Company’s accounting policies and procedures manual has been adopted and implemented in the Canadian centers. In addition, concurrently with the implementation of STARS at a center, the bookkeeping and data entry personnel receive training on the system and will continue to receive training as required to ensure their understanding of the system and accounting policies, procedures and controls.

•	Establish a process of increased oversight and monitoring of the Canadian centers. Through the Company’s Sarbanes-Oxley 404 process, the Company is reviewing the design and functionality of its internal controls, including those of the Canadian centers. The efforts of the Company’s internal audit department include, and will continue to include, the Canadian centers in their annual risk assessment and audit plan to ensure that control compliance is functioning and that recommended ongoing remedial actions be implemented.

•	Enhance the procedures for monitoring management’s remediation of internal audit findings. The Company is developing monitoring procedures to include Business Unit reporting and oversight by senior management to ensure prompt and appropriate resolution of all findings.

•	Strengthen the policies and procedures for the handling of whistleblower claims. The Company has adopted an enhanced whistleblower policy and established procedures to ensure that all complaints are reported to the Company’s chief legal officer and director of internal audit and, depending on the nature of the claim, the Audit Committee. In addition, the Company is implementing compliance and ethics training to provide appropriate training to all levels of employees, including the Company’s executive staff.

•	Reinforce the accounting controls and procedures for the Canadian service centers scheduled for disposition. The Company has announced a turnaround plan designed to improve the performance of the Service Experts operations. The Company has identified 130 service centers in the U.S. and Canada, which will comprise the ongoing Service Experts operations, and the remaining centers have been or are in the process of being disposed of. The Company has strengthened the accounting controls and procedures for the Canadian centers scheduled for disposition, including increasing the oversight of such centers and reviewing a weekly cash basis tracking report for such centers.

•	Take corrective action with respect to certain Company personnel. The Company has terminated or is in the process of terminating the duties of all Canadian personnel alleged to have engaged in improprieties.

Disclosure Controls and Procedures

     The Company carried out an evaluation, under the supervision and with the participation of the Company’s current management, including its Chief Executive Officer and Chief Financial Officer (the Company’s principal executive officer and principal financial officer, respectively) of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, to the extent and for the reasons described above, the Company’s disclosure controls and procedures were not effective as of March 31, 2004 to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control Over Financial Reporting

     Except as identified above, during the quarter ended March 31, 2004, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

*3.1	—	Restated Certificate of Incorporation of Lennox (Incorporated herein by reference to Exhibit 3.1 to Lennox’s Registration Statement on Form S-1 (Registration No. 333-75725)).

*3.2	—	Amended and Restated Bylaws of Lennox (Incorporated herein by reference to Exhibit 3.2 to Lennox’ Registration Statement on Form S-1 (Registration No. 333-75725)).

*4.1	—	Specimen stock certificate for the Common Stock, par value $.01 per share, of Lennox (Incorporated herein by reference to Exhibit 4.1 to Lennox’ Registration Statement on Form S-1 (Registration No. 333-75725)).

12.1	—	Lennox International Inc. and Subsidiaries Computation of Ratio of Earnings to Fixed Charges (Unaudited) For the Three Months Ended March 31, 2004 (filed herewith).

31.1	—	Certification of the principal executive officer (filed herewith).

31.2	—	Certification of the principal financial officer (filed herewith).

32.1	—	Certification of the principal executive officer and the principal financial officer of the Company pursuant to 18 U.S.C. Section 1350 (filed herewith).

     * Incorporated herein by reference as indicated.

Reports on Form 8-K

During the three-month period ending March 31, 2004, the Company filed or furnished:

(1)	one Current Report on Form 8-K filed February 5, 2004 under Item 7 –Financial Statements and Exhibits and Item 12 – Results of Operations and Financial Condition:

(i)	Report dated February 4, 2004 issuing a press release announcing its preliminary unaudited financial results for the fiscal year ended December 31, 2003.

(2)	one Current Report on Form 8-K filed March 11, 2004 under Item 7 – Financial Statements, Pro Forma Financial Information and Exhibits and Item 12 – Results of Operations and Financial Condition:

(i)	Report dated March 11, 2004 issuing a press release providing additional information regarding its financial results for the fiscal year ended December 31, 2003 and announcing that it would delay the filing of its Annual Report on Form 10-K for the fiscal year ended December 31, 2003 with the Securities and Exchange Commission pending completion of an internal inquiry being conducted by the Audit Committee of the Company’s Board of Directors.

(3)	one Current Report on Form 8-K filed March 30, 2004 under Item 7 – Financial Statements, Pro Forma Financial Information and Exhibits and Item 12 – Results of Operations and Financial Condition:

(i)	Report dated March 30, 2004 issuing a press release reporting the Company’s delaying the filing of its Annual Report on Form 10-K for the year ended December 31, 2003 with the Securities and Exchange Commission for the fiscal year ended December 31, 2003, beyond the March 30 extended filing deadline and readjusting its financial results for the fiscal year ended December 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LENNOX INTERNATIONAL INC.

Date: November 9, 2004

	/s/	Susan K. Carter

Susan K. Carter
Chief Financial Officer