Form 10-Q
period 2004-06-30
LENNOX INTERNATIONAL INC
filed 2004-11-09
CIK 1069202

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
PERIOD ENDED JUNE 30, 2004

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

Yes [X] No [  ]

As of June 30, 2004, the number of shares outstanding of the registrant’s common stock, par value $.01 per share, was 60,130,582.

LENNOX INTERNATIONAL INC.

INTRODUCTORY NOTE

     Lennox International Inc. (“LII” or the “Company”) is filing this Quarterly Report on Form 10-Q to reflect the unaudited consolidated financial statements for the quarter ended June 30, 2004 and the restatement of its unaudited consolidated financial statements for the quarter ended June 30, 2003. As a result of the restatement, which is described in Note 2, “Restatement of Previously-Issued Financial Statements” in the accompanying consolidated financial statements, LII delayed filing this Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

     The following discussion details certain public disclosures LII has made regarding the restatement and the subsequent delay in filing this Quarterly Report on Form 10-Q:

•	On March 11, 2004, LII furnished a Current Report on Form 8-K that included a press release announcing that its unaudited earnings for 2003 would be revised pending completion of an internal inquiry being conducted by the Audit Committee of LII’s Board of Directors.

•	On August 9, 2004, LII filed a notification of late filing on Form 12b-25 disclosing that LII was delaying the filing of its Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 pending review and finalization of the appropriate treatment of accounting adjustments with its external auditors.

•	On August 18, 2004, LII reported unaudited first and second quarter 2004 earnings results and on August 19, 2004 held a publicly accessible teleconference call to discuss the quarterly results. During the teleconference, LII indicated the investigation was complete and that it would file its Annual Report on Form 10-K for the year ended December 31, 2003 and its Quarterly Reports on Form 10-Q for the first and second quarters of 2004 with the SEC as soon as possible.

•	On October 21, 2004, LII filed its Annual Report on Form 10-K for the year ended December 31, 2003.

     The unaudited consolidated financial statements for the quarter ended June 30, 2003 contained in this quarterly report supersede the unaudited consolidated financial statements contained in its Quarterly Report on Form 10-Q that was previously filed on August 13, 2003 (“Original Filing”). The unaudited consolidated financial statements and financial information contained in the Original Filing have been revised herein to reflect the restatement adjustments described in Note 2 of its consolidated financial statements. LII does not intend to amend its Quarterly Reports on Form 10-Q for the periods affected by the restatement that ended prior to December 31, 2003. As a result, the financial statements and related information contained in such reports referenced above should no longer be relied upon.

LENNOX INTERNATIONAL INC.

INDEX

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
As of June 30, 2004 and December 31, 2003
(In millions, except share data)

	June 30,	December 31,
	2004	2003
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$72.4	$76.1
Accounts and notes receivable, net	389.3	416.6
Inventories	285.9	214.1
Deferred income taxes	33.8	33.4
Other assets	33.9	37.0
Assets held for sale	59.3	87.3

Total current assets	874.6	864.5
PROPERTY, PLANT AND EQUIPMENT, net	221.1	229.6
GOODWILL, net	221.6	434.0
DEFERRED INCOME TAXES	84.7	59.7
OTHER ASSETS	140.8	138.8

TOTAL ASSETS	$1,542.8	$1,726.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$6.5	3.6
Current maturities of long-term debt	36.3	21.4
Accounts payable	285.5	247.3
Accrued expenses	267.2	279.1
Income taxes payable	46.4	35.3
Liabilities held for sale	19.7	28.6

Total current liabilities	661.6	615.3
LONG-TERM DEBT	274.2	337.3
POSTRETIREMENT BENEFITS, OTHER THAN PENSIONS	14.7	13.8
PENSIONS	91.1	94.1
OTHER LIABILITIES	82.7	81.9

Total liabilities	1,124.3	1,142.4

COMMITMENTS AND CONTINGENCIES STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 200,000,000 shares authorized, 65,167,132 shares and 64,247,203 shares issued for 2004 and 2003 respectively	0.7	0.6
Additional paid-in capital	432.9	420.4
Retained earnings	46.5	218.9
Accumulated other comprehensive loss	(17.7)	(6.4)
Deferred compensation	(12.8)	(18.2)
Treasury stock, at cost, 3,043,916 shares for 2004 and 2003	(31.1)	(31.1)

Total stockholders’ equity	418.5	584.2

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,542.8	$1,726.6

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Six Months Ended June 30, 2004 and 2003
(Unaudited, in millions, except per share data)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
		Restated		Restated
	2004	2003	2004	2003
NET SALES	$805.4	$746.1	$1,469.4	$1,332.1
COST OF GOODS SOLD	530.1	490.9	968.5	883.0

Gross Profit	275.3	255.2	500.9	449.1
OPERATING EXPENSES:
Selling, general and administrative expense	208.3	202.6	415.4	384.8
Goodwill impairment	—	—	208.3	—
Losses and other expenses	—	0.1	—	0.9

Operational income (loss) from continuing operations	67.0	52.5	(122.8)	63.4
INTEREST EXPENSE, net	8.9	7.8	16.4	14.5
OTHER INCOME	(0.7)	(1.3)	(0.4)	(1.9)

Income (loss) from continuing operations before income taxes	58.8	46.0	(138.8)	50.8
PROVISION FOR INCOME TAXES	22.3	16.5	3.2	17.9

Income (loss) from continuing operations	36.5	29.5	(142.0)	32.9

DISCONTINUED OPERATIONS (NOTE 10):
Loss (income) from operations	3.0	(0.5)	23.1	0.7
Income tax benefit	(0.9)	(0.3)	(4.6)	(0.4)
Loss on disposal	0.6	—	0.6	—
Income tax benefit	(0.2)	—	(0.2)	—

Loss (income) from discontinued operations	2.5	(0.8)	18.9	0.3

Net income (loss)	$34.0	$30.3	$(160.9)	$32.6

INCOME (LOSS) PER SHARE FROM CONTINUING OPERATIONS:
Basic	$0.61	$0.51	$(2.37)	$0.57
Diluted	$0.58	$0.49	$(2.37)	$0.55
(LOSS) INCOME PER SHARE FROM DISCONTINUED OPERATIONS:
Basic	$(0.04)	$0.01	$(0.32)	$(0.01)
Diluted	$(0.04)	$0.01	$(0.32)	$—
NET INCOME (LOSS) PER SHARE:
Basic	$0.57	$0.52	$(2.69)	$0.56
Diluted	$0.54	$0.50	$(2.69)	$0.55

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2004 and 2003
(Unaudited, in millions)

	For the
	Six Months Ended
	June 30,
		Restated
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(160.9)	$32.6
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Minority interest and equity in unconsolidated affiliates	(5.2)	(3.4)
Non-cash impairment of long-lived assets and goodwill	224.7	—
Depreciation and amortization	22.6	23.1
Deferred income taxes	(25.5)	(0.5)
Loss from discontinued operations	18.9	0.3
Other losses and expenses	10.6	7.1
Changes in assets and liabilities, net of effects of divestitures:
Accounts and notes receivable	16.8	(66.0)
Inventories	(79.1)	(42.1)
Other current assets	2.4	(11.2)
Accounts payable	45.9	13.1
Accrued expenses	(10.7)	15.3
Income taxes payable and receivable	13.4	22.4
Long-term warranty, deferred income and other liabilities	4.6	15.7
Net cash used in operating activities from discontinued operations	(23.4)	(1.2)

Net cash provided by operating activities	55.1	5.2

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the disposal of property, plant and equipment	0.4	6.0
Purchases of property, plant and equipment	(14.6)	(10.0)
Additional investment in affiliates	(2.1)	—
Proceeds from disposal of businesses and investments	5.9	4.7

Net cash (used in) provided by investing activities	(10.4)	0.7

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term borrowings	3.0	3.2
Repayments of long-term debt	(45.1)	(0.8)
Revolving long-term borrowings	(3.0)	6.0
Sales of common stock	10.9	2.6
Payments of deferred financing costs	(0.2)	(0.5)
Repurchases of common stock	—	(0.4)
Cash dividends paid	(17.0)	(16.5)

Net cash used in financing activities	(51.4)	(6.4)

DECREASE IN CASH AND CASH EQUIVALENTS	(6.7)	(0.5)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	3.0	(9.8)

CASH AND CASH EQUIVALENTS, beginning of period	76.1	74.4

CASH AND CASH EQUIVALENTS, end of period	$72.4	$64.1

Supplementary disclosures of cash flow information:
Cash paid during the period for:
Interest	$17.1	$15.2

Income taxes (net of refunds)	$9.8	$(4.7)

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation and other Accounting Information:

     The unaudited consolidated balance sheet as of June 30, 2004, and the accompanying unaudited consolidated statements of operations and cash flows for the three months and six months ended June 30, 2004 and 2003 should be read in conjunction with Lennox International Inc.’s (the “Company” or “LII”) audited consolidated financial statements and footnotes as of December 31, 2003 and 2002 and for each of the three years in the period ended December 31, 2003. In the opinion of management, the accompanying consolidated financial statements contain all material adjustments, consisting principally of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to applicable rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. The operating results for the interim periods are not necessarily indicative of the results to be expected for a full year.

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

     Additionally, the Company’s unaudited 2003 quarterly financial information was restated to reflect adjustments to the Company’s previously reported unaudited financial information on Form 10-Q for the quarters ended March 31, 2003, June 30, 2003 and September 30, 2003. The accompanying Consolidated Financial Statements present the restated results for the three months and six months ended June 30, 2003 after adjustments for corrected treatment of purchase accounting, recording items in the proper period, revaluations of key judgment accounts and changes in significant estimates, uncertainties and judgments, net of related tax effects. The financial impact of the adjustments for the three months ended June 30, 2003 was a reduction in previously reported unaudited net income of $0.1 million, which included a reduction in Gross Profit of $3.8 million offset by a reduction in Selling, General and Administrative expense of $0.6 million, Other Income of $0.1 million and Provision for Income Taxes of $3.2 million. The financial impact of the adjustments for the six months ended June 30, 2003 was a reduction in previously reported unaudited net income of $0.3 million, which included a reduction in Gross Profit of $6.0 million offset by a reduction in Selling, General and Administrative expense of $1.9 million, Interest Expense, net of $0.3 million and Provision for Income Taxes of $3.5 million. The change in Provision for Income Taxes discussed above was primarily related to the overall tax rate reduction for the year associated with reduced foreign losses.

     The information presented in the table below reconciles our restated net income for the three months and six months ended June 30, 2003 from the net income previously presented in our Form 10-Qs for the applicable periods.

	2003
	Three Months	Six Months
(In millions, except per share amounts)	Ended June 30	Ended June 30
Net income as originally reported	$30.4	$32.9
Adjustments (pre-tax):
Service Experts	(1.8)	(1.1)
Non-Service Experts	(1.5)	(2.7)

Total adjustments (pre-tax)	(3.3)	(3.8)
Tax effect of restatement adjustments	3.2	3.5

Total net adjustments	(0.1)	(0.3)

Net income as restated	$30.3	$32.6

Per Share of Common Stock:
Net income — Basic as originally reported	$0.52	$0.57
Effect of net adjustments	—	(0.01)

Net income — Basic as restated	$0.52	$0.56

Net income-Diluted as originally reported	$0.51	$0.55
Effect of net adjustments	(0.01)	—

Net income — Diluted as restated	$0.50	$0.55

     The following table sets forth the effects of the restatement adjustments discussed above on the Consolidated Statement of Operations for the three months and six months ended June 30, 2003:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2003		June 30, 2003
	As Previously	As	As Previously	As
	Filed	Restated	Filed	Restated
(In millions, except share data)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
NET SALES	$747.8	$746.1	$1,334.9	$1,332.1
COST OF GOODS SOLD	488.8	490.9	879.8	883.0

Gross profit	259.0	255.2	455.1	449.1
OPERATING EXPENSES:
Selling, general and administrative expense	203.2	202.6	386.7	384.8
Losses and other expenses	0.1	0.1	0.9	0.9

Operational income from continuing operations	55.7	52.5	67.5	63.4
INTEREST EXPENSE, net	7.8	7.8	14.8	14.5
OTHER INCOME	(1.4)	(1.3)	(1.9)	(1.9)

Income from continuing operations before income taxes	49.3	46.0	54.6	50.8
PROVISION FOR INCOME TAXES	19.7	16.5	21.4	17.9

Income from continuing operations	29.6	29.5	33.2	32.9

DISCONTINUED OPERATIONS:
(Income) loss from operations	(0.5)	(0.5)	0.7	0.7
Income tax benefit	(0.3)	(0.3)	(0.4)	(0.4)

(Income) loss from discontinued operations	(0.8)	(0.8)	0.3	0.3

Net income	$30.4	$30.3	$32.9	$32.6

NET INCOME PER SHARE:
Basic	$0.52	$0.52	$0.57	$0.56
Diluted	$0.51	$0.50	$0.55	$0.55

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

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
		Restated		Restated
	2004	2003	2004	2003
Net income (loss), as reported	$34.0	$30.3	$(160.9)	$32.6
Add: Reported stock-based compensation expense, net of taxes	1.4	0.6	3.2	1.3
Deduct: Fair value based compensation expense, net of taxes	(2.1)	(1.9)	(4.6)	(3.9)

Net income (loss), pro-forma	$33.3	$29.0	$(162.3)	$30.0

Earnings per share:
Basic, as reported	$0.57	$0.52	$(2.69)	$0.56
Basic, pro-forma	$0.55	$0.50	$(2.71)	$0.52
Diluted, as reported	$0.54	$0.50	$(2.69)	$0.55
Diluted, pro-forma	$0.53	$0.48	$(2.71)	$0.50

4. Reportable Business Segments:

     Financial information about the Company’s reportable business segments is as follows (in millions):

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
		Restated		Restated
	2004	2003	2004	2003
Net Sales
Residential	$400.6	$375.5	$724.9	$668.7
Commercial	150.9	132.0	259.8	224.8

Heating and Cooling	551.5	507.5	984.7	893.5
Service Experts	167.6	162.3	306.5	290.4
Refrigeration	108.0	97.3	217.2	187.5
Eliminations	(21.7)	(21.0)	(39.0)	(39.3)

	$805.4	$746.1	$1,469.4	$1,332.1

Segment Profit (Loss)
Residential	$55.1	$44.6	$87.7	$66.1
Commercial	16.7	9.1	18.1	8.3

Heating and Cooling	71.8	53.7	105.8	74.4
Service Experts	5.7	5.1	(2.0)	2.1
Refrigeration	10.5	9.0	20.3	17.3
Corporate and other	(21.4)	(15.4)	(37.8)	(28.5)
Eliminations	0.4	0.2	(0.8)	(1.0)

Segment Profit	67.0	52.6	85.5	64.3
Reconciliation to (loss) income from continuing operations before income taxes:
Goodwill impairment	—	—	208.3	—
Losses and other expenses	—	0.1	—	0.9
Interest expense, net	8.9	7.8	16.4	14.5
Other income	(0.7)	(1.3)	(0.4)	(1.9)

	$58.8	$46.0	$(138.8)	$50.8

	As of June 30,	As of December 31,
	2004	2003
Total Assets
Residential	$491.8	$461.4
Commercial	230.3	212.4

Heating and Cooling	722.1	673.8
Service Experts	199.1	400.2
Refrigeration	300.5	318.4
Corporate and other	280.8	261.8
Eliminations	(19.0)	(14.9)

Segment Assets	1,483.5	1,639.3
Discontinued Operations (Note 10)	59.3	87.3

	$1,542.8	$1,726.6

5. Inventories:

     Components of inventories are as follows (in millions):

	As of June 30,	As of December 31,
	2004	2003
Finished goods	$206.9	$148.0
Repair parts	40.3	34.9
Work in process	9.2	7.8
Raw materials	76.1	71.0

	332.5	261.7
Excess of current cost over last-in, first-out cost	(46.6)	(47.6)

	$285.9	$214.1

6. Shipping and Handling:

     Shipping and handling costs are included as part of selling, general and administrative expense in the accompanying Consolidated Statements of Operations in the following amounts (in millions):

For the		For the
Three Months Ended		Six Months Ended
June 30,		June 30,
	Restated		Restated
2004	2003	2004	2003
$36.1	$32.4	$68.8	$60.9

7. Warranties:

     The changes in the carrying amount of the Company’s total warranty liabilities for the six months ended June 30, 2004 are as follows (in millions):

Total warranty liability at December 31, 2003	$65.4
Payments made in 2004	(12.1)
Changes resulting from issuance of new warranties	11.8
Changes in estimates associated with pre-existing warranties	2.6

Total warranty liability at June 30, 2004	$67.7

     During the second quarter of 2004, the Company determined that it would no longer produce or sell its CompleteHeat product line. Concurrently, the Company adjusted its warranty on this product by an additional $2.6 million based on the fact that it is discontinuing this product with no like replacement. The change in warranty liability that results from changes in estimates of other warranties issued prior to 2004 is not material.

8. Cash, Lines of Credit and Financing Arrangements:

     The Company has bank lines of credit aggregating $268.4 million, of which $6.5 million was borrowed and outstanding and $84.0 million was committed to standby letters of credit at June 30, 2004. Of the remaining $177.9 million, the entire amount was available for future borrowings after consideration of covenant limitations. Included in the lines of credit are several regional facilities and a multi-currency facility in the amount of $225 million governed by agreements between the Company and a syndicate of banks. The facility includes restrictive covenants that limit the Company’s ability to incur additional indebtedness, encumber its assets, sell its assets, or pay dividends. There are no required payments prior to the expiration of the facility. The Company’s facility and promissory notes are secured by the stock of the Company’s major subsidiaries. The facility requires that LII annually and quarterly deliver financial statements, as well as compliance certificates, to the banks within a specified period of time. As a result of the delay in filing of LII’s Annual Report on Form 10-K for the year ended December 31, 2003 and Quarterly Reports on Forms 10-Q for the quarters ended March 31, 2004 and June 30, 2004, LII requested and received waivers from its banks through December 31, 2004, of any breach under the facility due to a delay in the delivery of its annual and quarterly financial statements, as well as compliance certificates. Upon filing the Annual Report on Form 10-K for the year ended December 31, 2003 and LII’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2004 and June 30, 2004 with the SEC and delivering a copy of these filings to the Administrative Agent under the facility, LII will comply with the terms of the facility. LII believes that cash flow from operations, as well as available borrowings under its revolving credit facility, will be sufficient to fund its operations for the foreseeable future. The Company has included in cash and cash equivalents in the accompanying Consolidated Balance Sheet as of June 30, 2004, $36.3 million of restricted cash related to letters of credit.

9. Accounts and Notes Receivable:

     Accounts and Notes Receivable have been shown net of allowance for doubtful accounts of $18.4 million and $15.6 million, and net of accounts receivable sold under an ongoing asset securitization arrangement of $135.0 million and zero as of June 30, 2004 and December 31, 2003, respectively. In addition, approximately $108 million and $224 million of accounts receivable as reported in the accompanying Consolidated Balance Sheets at June 30, 2004 and December 31, 2003, respectively, represent retained interests in securitized receivables that have restricted disposition rights per the terms of the asset securitization agreement and would not be available to satisfy obligations to creditors. The Company has no significant concentration of credit risk within its accounts and notes receivable.

10. Divestitures:

     During the first fiscal quarter of 2004, the Company’s Board of Directors approved a plan to realign Service Experts dealer service centers to focus on service and replacement opportunities in the residential and light commercial markets. The Company identified 130 dealer service centers that will comprise the ongoing Service Experts business segment and is in the process of divesting the remaining 48 centers (47 existing centers plus a branch of an ongoing center), in addition to a previous closure of four centers. The results of operations of the 48 centers that will no longer be part of the Service Experts business segment have been classified as a discontinued operation in the accompanying Statement of Operations. The related assets and liabilities for these centers are classified as “Assets Held For Sale” and “Liabilities Held For Sale” in the accompanying Consolidated Balance Sheets. The long-lived assets of these centers have been written down to estimated fair value less costs to sell. The Company has recorded in the loss from discontinued operations non-cash pre-tax impairment losses of $3.1 million related to property, plant and equipment and $13.3 million related to goodwill (see Note 13 for further discussion of goodwill), as a result of its decision to sell these service centers.

     A summary of net trade sales and pre-tax operating results for the three and six months ended June 30, 2004 and 2003, and the major classes of assets and liabilities presented as held for sale at June 30, 2004, are detailed below (in millions):

	Discontinued Operations
	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Net trade sales	$69.3	$71.4	$140.0	$134.1
Pre-tax operating results	(3.0)	0.5	(23.1)	(0.7)
Pre-tax loss on disposal of assets	(0.6)	—	(0.6)	—

June 30, 2004
Current assets	$57.2
Non-current assets	2.1

Total assets	$59.3

Current liabilities	$19.7

     The following table details the Company’s pre-tax loss from discontinued operations for the three months and six months ended June 30, 2004, as well as the total estimated loss to be incurred by the end of 2004 (in millions):

	Three Months	Six Months
	Ended	Ended	Total
	June 30, 2004	June 30, 2004	Expected
Goodwill impairment	$—	$13.3	$13.3
Impairment of property, plant and equipment	—	3.1	3.1
Operating loss	1.8	5.5	11.9
Other divestiture costs	1.2	1.2	5.8

Subtotal	3.0	23.1	34.1
Loss on disposal of centers	0.6	0.6	8.8

Total loss from discontinued operations	$3.6	$23.7	$42.9

     The Company’s estimate of the total loss to be incurred could change based on the actual performance of the remaining discontinued centers, the timing of divestiture of the remaining discontinued centers and other factors. No specific reserves were created as a result of the turnaround plan. All costs related to the divestiture of the discontinued centers are being expensed as incurred.

     The income tax benefit on discontinued operations was $1.1 million and $4.8 million for the three months and six months ended June 30, 2004, respectively. The income tax benefit of $4.8 million for the six months ended June 30, 2004 includes a $1.5 million income tax benefit related to the goodwill impairment. Cash proceeds from the sale of these centers and related tax effects are expected to more than offset the cash expenses of divestiture.

     In March 2003, the Company sold the net assets of a heating, ventilation and air conditioning (“HVAC”) distributor included in the Residential Heating and Cooling segment for $4.6 million in cash and notes. The sale resulted in a pre-tax loss of approximately $0.8 million. The revenues and results of operations of the distributor were immaterial for all prior periods.

11. Earnings per Share:

     Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net income by the sum of the weighted average number of shares and the number of equivalent shares assumed outstanding, if dilutive, under the Company’s stock-based compensation plans. As of June 30, 2004, the Company had 63,174,498 shares outstanding of which 3,043,916 were held as treasury shares. Diluted earnings per share are computed as follows (in millions, except per share data):

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
		Restated		Restated
	2004	2003	2004	2003
Net income (loss)	$34.0	$30.3	$(160.9)	$32.6

Weighted average shares outstanding	60.1	58.2	59.8	58.1
Effect of diluted securities attributable to stock options and performance share awards	2.3	1.6	—	1.4

Weighted average shares outstanding, as adjusted	62.4	59.8	59.8	59.5

Diluted earnings (loss) per share	$0.54	$0.50	$(2.69)	$0.55

     All potentially dilutive securities were excluded because their effects were anti-dilutive for the six months ended June 30, 2004. Options to purchase 1,101,479 shares of common stock at prices ranging from $17.82 to $49.63 and 3,239,009 shares of common stock at prices ranging from $13.90 to $49.63 per share were outstanding for the periods ended June 30, 2004 and 2003, respectively, but were not included in the diluted earnings per share calculation because the assumed exercise of such options would have been anti-dilutive. The Company’s convertible notes were not considered in the diluted earnings per share calculation because the required trading prices of either the Company’s common stock or the convertible notes to allow conversion of such notes had not been met as of the reporting period. The notes are convertible into approximately 8 million shares.

12. Comprehensive Income (Loss):

     Comprehensive (loss) income is computed as follows (in millions):

	For the		For the
	Three Months		Six Months
	Ended June 30,		Ended June 30,
		Restated		Restated
	2004	2003	2004	2003
Net income (loss)	$34.0	$30.3	$(160.9)	$32.6
Foreign currency translation adjustments	(7.1)	26.7	(9.8)	40.8
Cash flow hedges	(1.9)	(0.1)	(0.4)	1.3
Minimum pension liability	—	(0.3)	0.2	(2.3)
Unrealized gain on investments	(2.6)	3.6	(1.3)	8.4

Total comprehensive income (loss)	$22.4	$60.2	$(172.2)	$80.8

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

     The changes in the carrying amount of goodwill related to continuing operations for the six months ended June 30, 2004, in total and by segment, are as follows (in millions):

	Balance			Balance
	December 31,	Goodwill	Foreign Currency	June 30,
Segment	2003	Impairment	Translation & Other	2004
Residential	$26.1	$—	$—	$26.1
Commercial	29.1	—	(0.4)	28.7

Heating and Cooling	55.2	—	(0.4)	54.8
Service Experts	308.2	(208.3)	(1.5)	98.4
Refrigeration	70.6	—	(2.2)	68.4

Total for continuing operations	$434.0	$(208.3)	$(4.1)	$221.6

Discontinued operations	13.3	(13.3)	—	—

Total	$447.3	$(221.6)	$(4.1)	$221.6

14. Pension and Postretirement Benefit Plan:

     Effective December 31, 2003, the Company adopted Statement of Financial Accounting Standards No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This standard requires the disclosure of the components of net periodic benefit cost recognized during interim periods.

	Pension Benefits		Other Benefits
Three Months Ended June 30 (in millions)	2004	2003	2004	2003
Service cost	$1.6	$1.7	$0.2	$0.2
Interest cost	3.0	4.0	0.4	0.5
Expected return on plan assets	(3.5)	(4.6)	—	—
Amortization of prior service cost	0.3	0.3	(0.1)	(0.1)
Amortization of net loss	0.7	0.3	0.2	0.2

Net periodic benefit cost	$2.1	$1.7	$0.7	$0.8

	Pension Benefits		Other Benefits
Six Months Ended June 30 (in millions)	2004	2003	2004	2003
Service cost	$3.0	$3.2	$0.5	$0.4
Interest cost	6.0	7.6	0.8	0.9
Expected return on plan assets	(6.6)	(8.7)	—	—
Amortization of prior service cost	0.6	0.6	(0.2)	(0.2)
Amortization of net loss	1.2	0.6	0.4	0.4

Net periodic benefit cost	$4.2	$3.3	$1.5	$1.5

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

15. Investments in Affiliates:

     For the joint ventures with Outokumpu Oyj and LII’s other joint venture investments, the Company records its equity in the earnings of the joint ventures as a component of selling, general and administrative expense in the accompanying Consolidated Statements of Operations. The Company recorded $5.7 million and $3.5 million of equity in the earnings of its affiliates for the six months ended June 30, 2004 and 2003 respectively.

16. Contingencies:

     The Company is involved in various claims and lawsuits incidental to its business. In addition, the Company and its subsidiary Heatcraft Inc. have been named in four lawsuits in connection with its former heat transfer operations. The lawsuits allege personal injury resulting from alleged emissions of trichloroethylene, dichloroethylene and vinyl chloride and other unspecified emissions from the South Plant in Grenada, Mississippi, previously owned by Heatcraft Inc. It is not possible to predict with certainty the outcome of these matters; however, based on present knowledge, management believes that it is unlikely that resolution of these matters will result in a material liability for the Company. As of June 30, 2004, no accrual has been made for these matters.

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

17. Subsequent Events:

     In October 2004, LII purchased an additional 1.3% common stock interest for approximately $1.5 million in Kulthorn Kirby Public Company Limited, a Thailand company engaged in the manufacture of compressors for refrigeration applications. The Company will begin using equity accounting for this investment in the fourth quarter of 2004 as its ownership interest in this affiliate will be 20% and will adjust prior years information to show a consistent presentation this investment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Restatement of Previously-Issued Financial Statements

     The Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) has been revised to reflect the restatement of LII’s Unaudited Consolidated Financial Statements for the three months and six months ended June 30, 2003 and certain events occurring subsequent to the original due date for filing this Form 10-Q.

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

     Additionally, the Company’s unaudited 2003 quarterly financial information was restated to reflect adjustments to the Company’s previously reported unaudited financial information on Form 10-Q for the quarters ended March 31, 2003, June 30, 2003 and September 30, 2003. The accompanying Consolidated Financial Statements present the restated results for the three months and six months ended June 30, 2003. The financial impact of the adjustments for the three months ended June 30, 2003 was a reduction in previously reported unaudited net income of $0.1 million, which included a reduction in Gross Profit of $3.8 million offset by a reduction in Selling, General and Administrative expense of $0.6 million, Other Income of $0.1 million and Provision for Income Taxes of $3.2 million. The financial impact of the adjustments for the six months ended June 30, 2003 was a reduction in previously reported unaudited net income of $0.3 million, which included a reduction in Gross Profit of $6.0 million offset by a reduction in Selling, General and Administrative expense of $1.9 million, Interest Expense, net of $0.3 million and Provision for Income Taxes of $3.5 million. The change in Provision for Income Taxes discussed above, was primarily related to the overall tax rate reduction for the year associated with reduced foreign losses.

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

     Improving the performance of the Service Experts business segment remains a top priority of LII’s management. In the first fiscal quarter of 2004, LII’s Board of Directors approved a turnaround plan designed to improve the performance of its Service Experts business segment. The plan realigns Service Experts’ dealer service centers to focus on service and replacement opportunities in the residential and light commercial markets. LII identified 130 dealer service centers, whose primary business is residential and light commercial service and replacement, which comprise the ongoing Service Experts business segment. LII is in the process of divesting the remaining 48 centers (47 existing centers plus a branch of an ongoing center), in addition to the previously announced closure of four centers. The 48 centers that are no longer a part of Service Experts are classified as a discontinued business and managed separately. See “Results of Operations -Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003 — Loss from Discontinued Operations” for more detail regarding Service Experts’ discontinued operations.

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

     During the first quarter of 2004, LII conducted fair-value-based tests, which are required at least annually by SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”), and determined that the carrying value of Service Experts’ goodwill exceeded its fair value. As a result, LII recorded a pre-tax, non-cash charge of $208.3 million for the six months ended June 30, 2004 in the Company’s Service Experts business segment. The impairment charge was driven primarily by lower than expected operating results as well as the turnaround plan discussed above. The tax benefit of this charge was $23.2 million. The $208.3 million pre-tax goodwill impairment charge is included in LII’s operating loss from continuing operations for the six months ended June 30, 2004. Subsequent to the recognition of the $208.3 million goodwill impairment under SFAS No. 142 and as part of the realignment of service centers discussed above, LII also recognized $13.3 million in pre-tax goodwill impairment included in its $20.1 million pre-tax loss on discontinued operations under SFAS No. 144, resulting in a total pre-tax goodwill impairment charge of $221.6 million for the six months ended June 30, 2004.

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

Results of Operations

     The Results of Operations have been revised to reflect the restatement of LII’s Unaudited Consolidated Financial Statements for the three months and six months ended June 30, 2003 and certain events occurring subsequent to the original due date for filing this Form 10-Q. For more information, see “Restatement of Previously-Issued Financial Statements” located at the beginning of the MD&A and Note 2 titled “Restatement of Previously-Issued Financial Statements” in the Notes to Consolidated Financial Statements. In addition, as a result of the Service Experts’ turnaround plan discussed above in the Overview, the operating results of the 48 dealer service centers that are no longer a part of the Service Experts business segment have been reported as discontinued operations in the Company’s Consolidated Statements of Operations. Prior year results of operations have been restated to conform to the current year presentation.

     The following table sets forth, as a percentage of net sales, LII’s statements of operations data for the three months and six months ended June 30, 2004 and 2003:

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
		Restated		Restated
	2004	2003	2004	2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	65.8	65.8	65.9	66.3

Gross profit	34.2	34.2	34.1	33.7

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
		Restated		Restated
	2004	2003	2004	2003
Selling, general and administrative expense	25.9	27.2	28.3	28.8
Goodwill impairment	—	—	14.2	—
Losses and other expenses	—	—	—	0.1

Operational income (loss) from continuing operations	8.3	7.0	(8.4)	4.8
Interest expense, net	1.1	1.0	1.1	1.1
Other income	(0.1)	(0.2)	—	(0.1)

Income (loss) from continuing operations before income taxes	7.3	6.2	(9.5)	3.8
Provision for income taxes	2.8	2.2	0.2	1.3

Income (loss) from continuing operations	4.5	4.0	(9.7)	2.5

Loss (income) from operations of discontinued operations	0.4	(0.1)	1.6	0.1
Income tax benefit	(0.1)	—	(0.3)	—
Loss on disposal of discontinued operations	—	—	—	—
Income tax benefit	—	—	—	—

Loss (income) from discontinued operations	0.3	(0.1)	1.3	0.1

Net income (loss)	4.2%	4.1%	(11.0)%	2.4%

     The following table sets forth net sales by business segment and geographic market (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
			Restated				Restated
	2004		2003		2004		2003
	Amount	%	Amount	%	Amount	%	Amount	%
Business Segment:
Residential	$400.6	49.7%	$375.5	50.3%	$724.9	49.3%	$668.7	50.2%
Commercial	150.9	18.8	132.0	17.7	259.8	17.7	224.8	16.9

Heating and Cooling	551.5	68.5	507.5	68.0	984.7	67.0	893.5	67.1
Service Experts	167.6	20.8	162.3	21.8	306.5	20.9	290.4	21.8
Refrigeration	108.0	13.4	97.3	13.0	217.2	14.8	187.5	14.1
Eliminations	(21.7)	(2.7)	(21.0)	(2.8)	(39.0)	(2.7)	(39.3)	(3.0)

Total net sales	$805.4	100.0%	$746.1	100.0%	$1,469.4	100.0%	$1,332.1	100.0%

Geographic Market:
U.S.	$630.9	78.3%	$581.6	78.0%	$1,130.9	77.0%	$1,032.8	77.5%
International	174.5	21.7	164.5	22.0	338.5	23.0	299.3	22.5

Total net sales	$805.4	100.0%	$746.1	100.0%	$1,469.4	100.0%	$1,332.1	100.0%

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

     The Results of Operations have been revised to reflect the restatement of LII’s Unaudited Consolidated Financial Statements for the three months ended June 30, 2003 and certain events occurring subsequent to the original due date for filing this Form 10-Q. For more information, see “Restatement of Previously-Issued Financial Statements” located at the beginning of the MD&A and Note 2 titled “Restatement of Previously-Issued Financial Statements” in the Notes to Consolidated Financial Statements. In addition, as a result of the Service Experts’ turnaround plan discussed above in the Overview, the operating results of the 48 dealer service centers that are no longer a part of the Service Experts business segment have been reported as discontinued operations in the Company’s Consolidated Statements of Operations. Prior year results of operations have been restated to conform to the current year presentation.

Net Sales

     Net sales increased $59.3 million, or 7.9%, to $805.4 million for the three months ended June 30, 2004 from $746.1 million for the comparable period in 2003. Adjusted for the favorable impact of foreign currency translation, net sales increased $49.4 million, or 6.6%, compared to the same period in 2003. Net sales were higher in all of the Company’s business segments for the three months ended June 30, 2004 compared to the three months ended June 30, 2003.

     Net sales in the Residential Heating & Cooling business segment increased $25.1 million, or 6.7%, to $400.6 million for the three months ended June 30, 2004 from $375.5 million for the three months ended June 30, 2003. Adjusted for the impact of foreign currency translation, net sales increased 6.3%, or $23.7 million, compared to the three months ended June 30, 2003. Strong net sales of home comfort equipment were driven by favorable weather in the early part of the cooling season and sustained strength in residential new construction. According to the Air-conditioning and Refrigeration Institute (“ARI”), U.S. factory shipments of unitary air-conditioners and heat pumps were up 12% for the six months ended June 30, 2004 compared to the same period last year. Net sales in the Company’s Hearth Products business were also strong as a result of increased sales to existing customers.

     Net sales in the Commercial Heating & Cooling business segment increased $18.9 million, or 14.3%, to $150.9 million for the three months ended June 30, 2004 compared to the three months ended June 30, 2003. After adjusting for the impact of foreign currency translation, net sales increased $15.4 million, or 11.7%, compared to the three months ended June 30, 2003. The increase in net sales was due primarily to strong domestic sales growth, particularly in sales to national accounts, as well as an increase in sales to commercial mechanical contractors. When adjusted for foreign currency translation, net sales in the Company’s European operations for the three months ended June 30, 2004 were also higher compared to the same period in 2003 due to slightly improved market conditions.

     Net sales in the Service Experts business segment increased $5.3 million, or 3.3%, to $167.6 million from $162.3 million for the three months ended June 30, 2004 compared to the three months ended June 30, 2003. Net sales increased $4.6 million, or 2.8%, after adjusting for the impact of foreign currency translation. The increase in net sales was due primarily to higher sales in Service Experts’ residential service and replacement businesses.

     Refrigeration business segment net sales increased $10.7 million, or 11.0%, to $108.0 million for the three months ended June 30, 2004 compared to the three months ended June 30, 2003. After adjusting for the impact of foreign currency translation, net sales increased $6.5 million, or 6.7%, for the three months ended June 30, 2004 compared to the same period in 2003. Net sales were higher in all businesses within this segment after excluding the favorable impact of foreign currency translation with domestic sales being the primary driver of the increase. Domestic sales were up 8% for the three months ended June 30, 2004 compared to the same period in 2003 due in large part to strong activity in large cold storage projects coupled with improved market penetration in the supermarket sector. Net sales were slightly higher in the Company’s European and Asia Pacific operations.

Gross Profit

     Gross profit was $275.3 million for the three months ended June 30, 2004 compared to $255.2 million for the three months ended June 30, 2003, an increase of $20.1 million. Gross profit margin remained flat at 34.2% for the three months ended June 30, 2004 compared to the same period in 2003. Commodity prices increased by approximately $12 million for LII for the three months ended June 30, 2004 compared to the same period in 2003. LII is partially mitigating the impact of rising commodity prices in 2004 through a combination of improved production efficiency, cost reduction initiatives, hedging programs and price increases. LIFO (last in, first out) inventory liquidations did not have a material impact on gross profit margins.

Selling, General and Administrative Expense

     Selling, general and administrative (“SG&A”) expenses were $208.3 million for the three months ended June 30, 2004, an increase of $5.7 million, or 2.8%, from $202.6 million for the three months ended June 30, 2003. The increase in SG&A expenses were due primarily to higher freight and commissions driven by higher sales volumes, higher distribution and selling expenses and approximately $4 million of investigation costs related to the Service Experts operations. As a percentage of total net sales, SG&A expenses declined to 25.9% for the three months ended June 30, 2004 from 27.2% for the three months ended June 30, 2003. The Company has no significant concentration of credit risk among its diversified customer base.

Interest Expense, Net

     Interest expense, net, for the three months ended June 30, 2004 increased $1.1 million from $7.8 million for the three months ended June 30, 2003. The higher interest expense resulted from $1.9 million of make-whole expenses related to the Company’s $35 million pre-payment on its long-term debt in June 2004 partially offset by lower average debt levels. The $35 million long-term debt pre-payment was scheduled to have been repaid in the third quarter of 2005.

Other Income

     Other income was $0.7 million for the three months ended June 30, 2004 compared to $1.3 million for the comparable period in 2003. Other income includes foreign currency exchange gains, which relate principally to the

Company’s operations in Canada, Australia and Europe, and expenses related to minority interest holders.

Provision for Income Taxes

     The provision for income taxes on continuing operations was $22.3 million for the three months ended June 30, 2004 compared to a provision for income taxes on continuing operations of $16.5 million for the three months ended June 30, 2003. The effective tax rate on continuing operations was 37.9% and 35.9% for the three months ended June 30, 2004 and June 30, 2003, respectively. The effective tax rate differs from the statutory federal rate of 35% principally due to state and local taxes, non-deductible expenses, foreign operating losses for which no tax benefits have been recognized and foreign taxes at rates other than 35%.

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

     Under Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the operating results of the 48 centers that are no longer a part of the Service Experts business segment for all periods presented are reported as discontinued operations in LII’s Consolidated Statements of Operations. The following table details the Company’s pre-tax loss from discontinued operations for the three months ended June 30, 2004, as well as the total estimated loss to be incurred by the end of 2004 (in millions):

	Three Months
	Ended	Total
	June 30, 2004	Expected
Goodwill impairment	$—	$13.3
Impairment of property, plant and equipment	—	3.1
Operating loss	1.8	11.9
Other divestiture costs	1.2	5.8

Subtotal	3.0	34.1
Loss on disposal of centers	0.6	8.8

Total loss from discontinued operations	$3.6	$42.9

     The Company’s estimate of the total loss to be incurred could change based on the actual performance of the remaining discontinued centers, the timing of divestiture of the remaining discontinued centers and other factors. No specific reserves were created as a result of the turnaround plan. All costs related to the divestiture of the discontinued centers are being expensed as incurred.

     The income tax benefit on discontinued operations was $1.1 million for the three months ended June 30, 2004. Cash proceeds from the sale of these centers and related tax effects are expected to more than offset the cash expenses of divestiture.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

     The Results of Operations have been revised to reflect the restatement of LII’s Unaudited Consolidated Financial Statements for the six months ended June, 2003 and certain events occurring subsequent to the original due date for filing this Form 10-Q. For more information, see “Restatement of Previously-Issued Financial Statements” located at the beginning of the MD&A and Note 2 titled “Restatement of Previously-Issued Financial Statements” in the Notes to Consolidated Financial Statements. In addition, as a result of the Service Experts’ turnaround plan discussed above in the Overview, the operating results of the 48 dealer service centers that are no longer a part of the Service Experts business segment have been reported as discontinued operations in the

Company’s Consolidated Statements of Operations. Prior year results of operations have been restated to conform to the current year presentation.

Net Sales

     Net sales increased $137.3 million, or 10.3%, to $1,469.4 million for the six months ended June 30, 2004 from $1,332.1 million for the comparable period in 2003. Adjusted for the favorable impact of foreign currency translation, net sales increased $101.6 million, or 7.6%, compared to the same period in 2003. Net sales were higher in all of the Company’s business segments for the six months ended June 30, 2004 compared to the six months ended June 30, 2003.

     Net sales in the Residential Heating & Cooling business segment increased $56.2 million, or 8.4%, to $724.9 million for the six months ended June 30, 2004 from $668.7 million for the six months ended June 30, 2003. Adjusted for the impact of foreign currency translation, net sales increased 7.5%, or $50.0 million, compared to the six months ended June 30, 2003. Strong net sales of home comfort equipment were driven by sustained strength in residential new construction and favorable weather in the early part of the Company’s cooling season. According to ARI, U.S. factory shipments of unitary air-conditioners and heat pumps were up 12% for the six months ended June 30, 2004 compared to the same period last year. According to the National Oceanic and Atmospheric Administration’s Climate Prediction Center, total U.S. cooling degree days, on a population-weighted basis, were 14% above normal year-to-date through June 2004 and 13% higher than the same period in 2003. Net sales in the Company’s Hearth Products business were also strong as a result of increased sales to existing customers.

     Net sales in the Commercial Heating & Cooling business segment increased $35.0 million, or 15.6%, to $259.8 million for the six months ended June 30, 2004 compared to the six months ended June 30, 2003. After adjusting for the impact of foreign currency translation, net sales increased $26.5 million, or 11.8%, compared to the six months ended June 30, 2003. The increase in net sales was due primarily to strong domestic sales growth, particularly in sales to national accounts, as well as an increase in sales to commercial mechanical contractors. When adjusted for foreign currency translation, net sales in the Company’s European operations for the six months ended June 30, 2004 were also higher compared to the same period in 2003 due to slightly improved market conditions.

     Net sales in the Service Experts business segment increased $16.1 million, or 5.5%, to $306.5 million from $290.4 million for the six months ended June 30, 2004 compared to the six months ended June 30, 2003. Net sales increased $12.3 million, or 4.2%, after adjusting for the impact of foreign currency translation. The increase in net sales was due primarily to higher sales in Service Experts’ new construction and residential service and replacement businesses.

     Refrigeration business segment net sales increased $29.7 million, or 15.8%, to $217.2 million for the six months ended June 30, 2004 compared to the six months ended June 30, 2003. After adjusting for the impact of foreign currency translation, net sales increased $12.0 million, or 6.4%, for the six months ended June 30, 2004 compared to the same period in 2003. Net sales were higher in all businesses within this segment after excluding the favorable impact of foreign currency translation and were particularly strong domestically. Domestic sales were up 10% for the six months ended June 30, 2004 compared to the same period in 2003 due in large part to strong activity in large cold storage projects and improved market penetration in the supermarket sector. Net sales were higher in the Company’s Asia Pacific operations as a result of improved demand for refrigeration equipment, particularly in the supermarket sector.

Gross Profit

     Gross profit was $500.9 million for the six months ended June 30, 2004 compared to $449.1 million for the six months ended June 30, 2003, an increase of $51.8 million. Gross profit margin improved to 34.1% from 33.7% for the six months ended June 30, 2004 compared to the same period in 2003. Improvement in gross profit margin in the Company’s Residential Heating & Cooling and Commercial Heating & Cooling business segments was partially offset by declines in gross profit margin in the Company’s Service Experts and Refrigeration business segments as well as higher commodity prices overall. Commodity prices in LII’s manufacturing businesses increased by approximately $17 million for the six months ended June 30, 2004 compared to the same period in 2003. LII is partially mitigating the impact of rising commodity prices in 2004 through a combination of improved production efficiency, cost reduction initiatives, hedging programs and price increases.

     In the Company’s Residential Heating & Cooling business segment, gross profit margins improved 0.6% for the six months ended June 30, 2004 compared to the same period in 2003 due primarily to higher volumes and a favorable mix of higher-margin premium products partially offset by rising commodity prices. Gross profit margins improved 1.7% in the Company’s Commercial Heating & Cooling business segment over the same period due to higher volumes and strong factory performance partially offset by margin related pressures from rising commodity prices. In the Company’s Service Experts business segment, gross profit margin remained flat over the same period. In the Company’s Refrigeration business segment, gross profit margin declined 0.5% over the same period due primarily to rising commodity prices and higher component costs. LIFO (last in, first out) inventory liquidations did not have a material impact on gross profit margins.

Selling, General and Administrative Expense

     SG&A expenses were $415.4 million for the six months ended June 30, 2004, an increase of $30.6 million, or 8.0%, from $384.8 million for the six months ended June 30, 2003. Of the $30.6 million increase in SG&A expenses, $9.9 million was due to unfavorable foreign currency translation. Higher freight and commissions due primarily to higher sales volumes, higher distribution and selling expenses, cost increases in overhead expenses and approximately $6 million of investigation costs related to the Service Experts operations accounted for the remaining portion of the increase in SG&A. As a percentage of total net sales, SG&A expenses declined to 28.3% for the six months ended June 30, 2004 from 28.8% for the six months ended June 30, 2003. The Company has no significant concentration of credit risk among its diversified customer base.

Goodwill Impairment

     Goodwill impairment represents a pre-tax, non-cash, charge of $208.3 million for the six months ended June 30, 2004 in the Company’s Service Experts business segment, where lower than expected operating results occurred. The tax benefit of this charge was $23.2 million. During the first quarter of 2004, the Company conducted fair-value-based tests, which are required at least annually by SFAS No. 142, and determined that the carrying value of Service Experts’ goodwill exceeded its fair value. These fair-value-based tests were applied to all Service Experts service centers before consideration of the divestitures announced as part of the Company’s Service Experts turnaround plan. An additional $13.3 million of pre-tax goodwill impairment is included in the $23.1 million pre-tax Loss on Operations of Discontinued Operations discussed below resulting in a total pre-tax goodwill impairment charge of $221.6 million for the six months ended June 30, 2004.

Interest Expense, Net

     Interest expense, net, for the six months ended June 30, 2004 increased $1.9 million from $14.5 million for the six months ended June 30, 2003. The higher interest expense was due primarily to $1.9 million of make-whole expenses related to the Company’s $35 million pre-payment on its long-term debt in June 2004. The $35 million long-term debt pre-payment was scheduled to have been repaid in the third quarter of 2005.

Other Income

     Other income was $0.4 million for the six months ended June 30, 2004 compared to $1.9 million for the comparable period in 2003. Other income includes foreign currency exchange gains, which relate principally to the Company’s operations in Canada, Australia and Europe, and expenses related to minority interest holders.

Provision for Income Taxes

     The provision for income taxes on continuing operations was $3.2 million for the six months ended June 30, 2004 compared to a provision for income taxes on continuing operations of $17.9 million for the six months ended June 30, 2003. The effective tax rate on continuing operations was (2.3)% and 35.2% for the six months ended June 30, 2004 and June 30, 2003, respectively. Excluding the tax benefit of $23.2 million from goodwill impairment, the provision for income taxes on continuing operations would have been $26.4 million for the six months ended June 30, 2004. The effective tax rate on continuing operations, excluding the goodwill impairment charge, was 38.0% for the six months ended June 30, 2004. These effective rates differ from the statutory federal rate of 35% principally due to state and local taxes, non-deductible expenses, foreign operating losses for which no tax benefits have been recognized and foreign taxes at rates other than 35%.

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

     Under SFAS No. 144, the operating results of the 48 centers that are no longer a part of the Service Experts business segment for all periods presented are reported as discontinued operations in LII’s Consolidated Statements of Operations. The following table details the Company’s pre-tax loss from discontinued operations for the six months ended June 30, 2004, as well as the total estimated loss to be incurred by the end of 2004 (in millions):

	Six Months
	Ended	Total
	June 30, 2004	Expected
Goodwill impairment	$13.3	$13.3
Impairment of property, plant and equipment	3.1	3.1
Operating loss	5.5	11.9
Other divestiture costs	1.2	5.8

Subtotal	23.1	34.1
Loss on disposal of centers	0.6	8.8

Total loss from discontinued operations	$23.7	$42.9

     The Company’s estimate of the total loss to be incurred could change based on the actual performance of the remaining discontinued centers, the timing of divestiture of the remaining discontinued centers and other factors. No specific reserves were created as a result of the turnaround plan. All costs related to the divestiture of the discontinued centers are being expensed as incurred.

     The income tax benefit on discontinued operations was $4.8 million for the six months ended June 30, 2004, which includes a $1.5 million income tax benefit related to the goodwill impairment. Cash proceeds from the sale of these centers and related tax effects are expected to more than offset the cash expenses of divestiture.

Liquidity and Capital Resources

     LII’s working capital and capital expenditure requirements are generally met through internally generated funds and bank lines of credit.

     During the first six months of 2004, cash provided by operating activities was $55.1 million compared to $5.2 provided by operating activities in 2003. The change is primarily due to the higher incremental use of the Company’s assets securitization program in 2004, $135.0 million versus $55.2 million in 2003 and the building of cooling inventories, $79.1 million in 2004 versus $42.1 million in 2003. Net cash provided by investing activities in 2004 includes the proceeds, $5.9 million, from the sale of ten of the Service Experts discontinued operations discussed in Note 10. Net cash provided by investing activities in 2003 includes the proceeds from the sale of the net assets of a distributor in the residential segment. Net cash used in financing activities includes the pre-payment of $35.0 million of long-term debt in June 2004. The pre-payment make-whole amount associated with the debt was $1.9 million.

     Capital expenditures of $14.6 million and $10.0 million in the first six months of 2004 and 2003, respectively, were primarily for production equipment in the North American residential and international refrigeration products manufacturing plants.

     The Company has bank lines of credit aggregating $268.4 million, of which $6.5 million was borrowed and outstanding and $84.0 million was committed to standby letters of credit at June 30, 2004. Of the remaining $177.9 million, the entire amount was available for future borrowings after consideration of covenant limitations. Included in the lines of credit are several regional facilities and a multi-currency facility in the amount of $225 million governed by agreements between the Company and a syndicate of banks. The facility includes restrictive covenants that limit the Company’s ability to incur additional indebtedness, encumber its assets, sell its assets, or pay dividends. There are no required payments prior to the expiration of the facility. The Company’s facility and promissory notes are secured by the stock of the Company’s major subsidiaries. The facility requires that LII annually and quarterly deliver financial statements, as well as compliance certificates, to the banks within a specified period of time. As a result of the delay in filing of LII’s Annual Report on Form 10-K for the year ended December 31, 2003 and Quarterly Reports on Forms 10-Q for the quarters ended March 31, 2004 and June 30, 2004, LII requested and received waivers from its banks through December 31, 2004, of any breach under the facility due to a delay in the delivery of its annual and quarterly financial statements, as well as compliance certificates. Upon filing the Annual Report on Form 10-K for the year ended December 31, 2003 and LII’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2004 and June 30, 2004 with the SEC and delivering a copy of these filings to the Administrative Agent under the facility, LII will comply with the terms of the facility.

     LII believes that cash flow from operations, as well as available borrowings under its revolving credit facility, will be sufficient to fund its operations for the foreseeable future. The Company has included in cash and cash equivalents in the accompanying Consolidated Balance Sheet as of June 30, 2004 $36.3 million of restricted cash related to letters of credit.

     Under a revolving asset securitization arrangement, the Company had sold, at June 30, 2004 and 2003, respectively, $135.0 million and $154.2 million of receivables on a non-recourse basis. The receivables are sold at a discount from face value and this discount aggregated $1.0 million and $1.8 million through the first six months of 2004 and 2003, respectively. The discount expense is shown as a component of selling, general and administrative expense in the Consolidated Statements of Operations. The Company has no significant concentration of credit risk among its diversified customer base.

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

     The following table compares the diluted EPS computations before and after the adoption of EITF 04-8 (in millions, except per share data):

	Three Months Ended June 30,
	2004 Before	2004 After	2003 Before	2003 After
	Adoption	Adoption	Adoption	Adoption
Net income (loss)	$34.0	$34.0	$30.3	$30.3
Add: after-tax interest expense and amortization of deferred financing costs on Notes	—	1.6	—	1.6

Net income (loss) as adjusted	$34.0	$35.6	$30.3	$31.9

Weighted average shares outstanding	60.1	60.1	58.2	58.2
Effect of diluted securities attributable to stock options, performance share awards and Notes	2.3	10.2	1.6	9.5

Weighted average shares outstanding, as adjusted	62.4	70.3	59.8	67.7

Diluted earnings (loss) per share	$0.54	$0.51	$0.50	$0.47

	Six Months Ended June 30,
	2004 Before	2004 After	2003 Before	2003 After
	Adoption	Adoption	Adoption	Adoption
Net (loss) income	$(160.9)	$(160.9)	$32.6	$32.6
Add: after-tax interest expense and amortization of deferred financing costs on Notes	—	—	—	3.2

Net (loss) income as adjusted	$(160.9)	$(160.9)	$32.6	$35.8

Weighted average shares outstanding	59.8	59.8	58.1	58.1
Effect of diluted securities attributable to stock options, performance share awards and Notes	—	—	1.4	9.3

Weighted average shares outstanding, as adjusted	59.8	59.8	59.5	67.4

Diluted (loss) earnings per share	$(2.69)	$(2.69)	$0.55	$0.53

Forward Looking Information

     Various sections of this Quarterly Report on Form 10-Q (“Form 10-Q”), including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based upon management’s beliefs, as well as assumptions made by and information currently available to management. All statements other than statements of historical fact included in this Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements identified by the words “may,” “will,” “should,” “plan,” “predict,” “anticipate,” “believe,” “intend,” “estimate” and “expect” and similar expressions. Such statements reflect the current views of LII with respect to future events, based on what it believes are reasonable assumptions; however, such statements are subject to certain risks, uncertainties and assumptions. In addition to the specific uncertainties discussed elsewhere in this Form 10-Q, the following risks and uncertainties may affect the Company’s performance and results of operations:

•	the Company’s business is affected by a number of economic factors including the level of economic activity in the markets in which the Company operates, and a decline in economic activity typically results in a decline in new construction and replacement purchases, which could result in a decrease in LII’s sales and profitability;

•	the demand for the Company’s products and services is strongly affected by the weather, and cooler than normal summers depress the Company’s sales of replacement air conditioning and refrigeration products and warmer than normal winters have the same effect on the Company’s heating products;

•	increases in the prices of raw materials or components, or problems in their availability, could increase the costs of its products and/or depress the Company’s sales;

•	the development, manufacture, sale and use of the Company’s products involve a risk of warranty and product liability claims, and such claims could be material and have an adverse effect on its future profitability;

•	the Company incurs the risk of liability claims for the installation and service of heating and cooling products with its Company-owned dealer service centers, and if these claims exceed the limits of the Company’s product liability insurance policies it may result in material costs that could have an adverse effect on future profitability;

•	the success of the Company will depend in part on its ability to integrate and operate acquired businesses profitably and to identify and implement opportunities for cost savings;

•	any future determination that a significant impairment of the value of the Company’s intangible assets has occurred could have a material adverse effect on its results of operations;

•	as of June 30, 2004 the Company had $317.0 million of consolidated indebtedness outstanding, and the Company’s level of indebtedness may have important consequences for its operations, including that it may have to use a large portion of its consolidated cash flow to pay principal and interest on its indebtedness and that it may have difficulty borrowing money in the future for working capital, capital expenditures, acquisitions or other purposes;

•	the Company operates in very competitive markets, and competitive factors could cause the Company to reduce its prices or lose market share and could negatively affect its cash flow;

•	the Company’s future success will depend upon its continued investment in research and new product development and its ability to commercialize new technological advances in the HVACR industry;

•	the Company faces a risk of work stoppage and other labor relations matters because a significant percentage of its workforce is unionized, and the results of future negotiations with the unions, including the effect of any production interruptions or labor stoppages, could have an adverse effect on the Company’s future financial results; and

•	the Company is subject to extensive and changing federal, state and local laws and regulations designed to protect the environment, and these laws and regulations could impose liability for remediation costs and civil or criminal penalties for non-compliance.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     LII’s results of operations can be affected by changes in exchange rates. Net sales and expenses in currencies other than the United States dollar are translated into United States dollars for financial reporting purposes based on the average exchange rate for the period. Net sales from outside the United States represented 23.0% and 22.5% of total net sales for the six months ended June 30, 2004 and 2003, respectively. Historically, foreign currency transaction gains (losses) have not had a material effect on LII’s overall operations. The impact of a 10% change in exchange rates on income from operations for the six months ended is estimated to be approximately $1.0 million.

     The Company enters into commodity futures contracts to stabilize prices to be paid for raw materials and parts containing high copper and aluminum content. These contracts are for quantities equal to, or less than, quantities expected to be consumed in future production. As of June 30, 2004, the Company had metal futures contracts maturing at various dates through December 31, 2004 with a fair value as an asset of $1.4 million. The impact of a 10% change in commodity prices on the Company’s results from operations is estimated to be approximately $17 million for the entire year, absent any other contravening actions.

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

Disclosure Controls and Procedures

     The Company carried out an evaluation, under the supervision and with the participation of the Company’s current management, including its Chief Executive Officer and Chief Financial Officer (the Company’s principal executive officer and principal financial officer, respectively) of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, to the extent and for the reasons described above, the Company’s disclosure controls and procedures were not effective as of June 30, 2004 to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control Over Financial Reporting

     Except as identified above, during the quarter ended June 30, 2004, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

*3.1	—	Restated Certificate of Incorporation of Lennox (Incorporated herein by reference to Exhibit 3.1 to Lennox’s Registration Statement on Form S-1 (Registration No. 333-75725)).

*3.2	—	Amended and Restated Bylaws of Lennox (Incorporated herein by reference to Exhibit 3.2 to Lennox’ Registration Statement on Form S-1 (Registration No. 333-75725)).

*4.1	—	Specimen stock certificate for the Common Stock, par value $.01 per share, of Lennox (Incorporated herein by reference to Exhibit 4.1 to Lennox’ Registration Statement on Form S-1 (Registration No. 333-75725)).

12.1	—	Lennox International Inc. and Subsidiaries Computation of Ratio of Earnings to Fixed Charges (Unaudited) For the Three Months Ended June 30, 2004 (filed herewith).

31.1	—	Certification of the principal executive officer (filed herewith).

31.2	—	Certification of the principal financial officer (filed herewith).

32.1	—	Certification of the principal executive officer and the principal financial officer of the Company pursuant to 18 U.S.C. Section 1350 (filed herewith).

*	Incorporated herein by reference as indicated.

Reports on Form 8-K

During the three-month period ending June 30, 2004, the Company filed or furnished one Current Report on Form 8-K under Item 7 — Financial Statements, Pro-Forma Financial Information and Exhibits and Item 12 — Results of Operations and Financial Condition dated May 11, 2004 and filed May 11, 2004, issuing a press release announcing that it would delay the filing of its Quarterly Report on Form 10-Q for the quarter ended March 31, with the Securities and Exchange Commission.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LENNOX INTERNATIONAL INC.

Date: November 9, 2004	/s/	Susan K. Carter

Susan K. Carter
Chief Financial Officer