Form 10-K
period 2004-12-31
LENNOX INTERNATIONAL INC
filed 2005-03-16
CIK 1069202

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
☑
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
OR
☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  to
Commission File Number 001-15149
Lennox International Inc.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	42-0991521 (I.R.S. Employer Identification Number)
2140 Lake Park Blvd.
Richardson, Texas 75080
(Address of principal executive offices, including zip code)
(Registrant’s telephone number, including area code): (972) 497-5000
Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $.01 par value per share	New York Stock Exchange
Securities Registered Pursuant to Section 12(g) of the Act: None
          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes ☑          No ☐
          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.) Yes ☑          No ☐
          As of June 30, 2004, there were 60,130,582 shares of the registrant’s Common Stock outstanding, and the aggregate market value of the Common Stock held by non-affiliates of the registrant was $737,987,789 based on the closing price of the Common Stock on the New York Stock Exchange Composite Transactions on such date.* As of December 31, 2004, there were 61,042,837 shares of the registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
          Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2005 annual meeting of stockholders (the “Proxy Statement”) are incorporated herein by reference into Part III of this Report. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2004.

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

LENNOX INTERNATIONAL INC.
FORM 10-K
For the Fiscal Year Ended December 31, 2004

i

PART I

Item 1.	Business
The Company
      Lennox International Inc. (“LII” or the “Company”), through its subsidiaries is a leading global provider of climate control solutions. The Company designs, manufactures and markets a broad range of products for the heating, ventilation, air conditioning and refrigeration (“HVACR”) markets. LII has leveraged its expertise to become an industry leader known for innovation, quality and reliability. The Company’s products and services are sold through multiple distribution channels under well-established brand names including “Lennox,” “Armstrong Air,” “Ducane,” “Bohn,” “Larkin,” “Advanced Distributor Products,” “Service Experts” and others.
      Shown below are the Company’s four business segments, the key products and brand names within each segment and 2004 net sales by segment. Segment financial data for the years 2002 through 2004, including financial information about foreign and domestic operations, are included in Note 3 of the Notes to Consolidated Financial Statements on pages 45 through 47 herein.

Segment	Products/Services	Brand Names	2004 Net Sales

			(In Millions)
Residential Heating & Cooling	Furnaces, air conditioners, heat pumps, packaged heating and cooling systems, indoor air quality equipment, pre-fabricated fireplaces and freestanding stoves	Lennox, Armstrong Air, Ducane, Aire-Flo, AirEase, Concord, Magic-Pak, Advanced Distributor Products (ADP), Superior, Whitfield, Security Chimneys	$1,419.8
Commercial Heating & Cooling	Unitary heating and air conditioning equipment and applied systems	Lennox, Armstrong Air	580.8

Total Heating & Cooling			2,000.6
Service Experts	Sales, installation and service of residential and light commercial heating and cooling equipment	Service Experts, various individual service center names	611.7
Refrigeration	Chillers, condensing units, unit coolers, fluid coolers, air cooled condensers and air handlers	Bohn, Larkin, Climate Control, Chandler Refrigeration, Heatcraft Worldwide Refrigeration, Friga-Bohn, HK Refrigeration, Kirby, Lovelocks, Frigus-Bohn	444.7
Eliminations			(74.3)

		Total	$2,982.7

      The Company was founded in 1895 in Marshalltown, Iowa when Dave Lennox, the owner of a machine repair business for the railroads, successfully developed and patented a riveted steel coal-fired furnace, which was substantially more durable than the cast iron furnaces used at the time. The manufacturing of these furnaces had grown into a significant business and was diverting the Lennox Machine Shop from its core business. As a result, in 1904, a group of investors headed by D.W. Norris bought the furnace business and named it the Lennox Furnace Company. Over the years, D.W. Norris ensured that ownership of the Company was distributed to succeeding generations of his family. In 1991, the Company reincorporated as a Delaware corporation. On August 3, 1999, the Company completed the initial public offering of its common stock. The Company believes a significant portion of LII’s outstanding common stock is currently broadly distributed among descendants of, or persons otherwise related to, D.W. Norris.

Forward-Looking Statements
      Various sections of this Annual Report on Form 10-K (“Form 10-K”), including Business and Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based upon management’s beliefs, as well as assumptions made by and information currently available to management. All statements other than statements of historical fact included in this Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements identified by the words “may,” “will,” “should,” “plan,” “predict,” “anticipate,” “believe,” “intend,” “estimate” and “expect” and similar expressions. Such statements reflect the current views of LII with respect to future events, based on what it believes are reasonable assumptions; however, such statements are subject to certain risks, uncertainties and assumptions. In addition to the specific uncertainties discussed elsewhere in this Form 10-K, the following risks and uncertainties may affect the Company’s performance and results of operations:

•	the Company’s business is affected by economic factors including the level of economic activity in the markets in which the Company operates, and a decline in this activity typically results in a decline in new construction and replacement purchases, which could decrease LII’s sales and profitability;

•	the demand for the Company’s products and services is strongly affected by the weather, and cooler than normal summers depress the Company’s sales of replacement air conditioning and refrigeration products and warmer than normal winters have the same effect on the Company’s heating products;

•	implementation of the new minimum efficiency standard for residential air conditioners mandated by the National Appliance Energy Conservation Act (“NAECA”) could adversely impact the Company’s results of operations, including increased costs of production and distribution, potential margin pressures and higher levels of working capital;

•	increases in the prices or required quantities of raw materials or components, or problems in their availability, whether related to the implementation of the new NAECA standard or otherwise, could increase the costs of its products and/or depress the Company’s sales;

•	the Company may not be able to realize the price increases required to offset the impact of higher raw materials, components or distribution costs, whether related to the implementation of the new NAECA standard or otherwise;

•	the development, manufacture, sale and use of the Company’s products involve a risk of warranty and product liability claims, and such claims could be material and have an adverse effect on its future profitability;

•	the Company incurs the risk of liability claims for the installation and service of heating and cooling products with its Company-owned dealer service centers, and if these claims exceed the limits of the Company’s product liability insurance policies it may result in material costs that could have an adverse effect on future profitability;

•	the success of the Company will depend in part on its ability to integrate and operate acquired businesses profitably and to identify and implement opportunities for cost savings; any future determination that a significant impairment of the value of the Company’s intangible assets has occurred could have a material adverse effect on its results of operations;

•	as of December 31, 2004 the Company had $310.5 million of consolidated debt outstanding, and the Company’s level of indebtedness may have important consequences for its operations, including that it may have to use a large portion of its cash flow to pay principal and interest on its indebtedness and it could affect the Company’s ability to borrow money in the future for working capital, capital expenditures, acquisitions or other purposes;

•	the Company operates in very competitive markets with competitors that may have greater financial and marketing resources, and competitive factors could cause the Company to reduce its prices or lose market share and negatively affect its cash flow;

•	the Company’s future success will depend upon its continued investment in research and new product development and its ability to commercialize new technological advances in the HVACR industries;

•	the Company faces a risk of work stoppage and other labor relations matters because a significant percentage of its workforce is unionized, and the results of future negotiations with the unions, including the effect of any production interruptions or labor stoppages, could have an adverse effect on the Company’s future financial results; and

•	the Company is subject to extensive and changing federal, state and local laws and regulations designed to protect the environment, and these laws and regulations could impose liability for remediation costs and civil or criminal penalties for non-compliance.
      Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those in the forward-looking statements. The Company disclaims any intention or obligation to update or review any forward-looking statements or information, whether as a result of new information, future events or otherwise.
Business Strategy
      The Company’s business strategy is designed to capitalize on its competitive strengths in order to expand its profitability and market share in the HVACR markets. The key elements of this strategy include:

Improve the Profitability of Service Experts
      The acquisition of heating and air conditioning contractors, also referred to as dealer service centers, in the United States and Canada has enabled the Company to extend its distribution directly to the end consumer, thereby permitting it to participate in the revenues and margins available at the retail level while strengthening and protecting its brand equity. The Company has assembled an experienced management team to manage the dealer operations and has developed a portfolio of management procedures and best practices, training programs, and goods and services that it believes will enhance the quality, effectiveness and profitability of this business. In April 2004, the Company announced a plan to focus Service Experts primarily on service and replacement opportunities in the residential and light commercial markets in major metropolitan areas. As a result, 48 dealer service centers that did not fit this strategy were divested. The Company is focused on establishing best practices and processes, and improving the profitability of the approximately 130 dealer service centers that comprise Service Expert’s ongoing operations. While the Company believes the retail sales and service market represents a significant growth opportunity because this market is large and highly fragmented, comprised of approximately 40,000 contractors, no further significant acquisitions are currently planned.

Exploit Global Refrigeration Opportunities
      The Company believes increasing international demand for commercial refrigeration products presents substantial opportunities. Examples of this include equipment to preserve perishable food products. Refrigeration products generally have similar design and applications globally, and LII believes it can use its domestic product knowledge and business model to grow internationally. To take advantage of international opportunities, the Company has made investments in manufacturing facilities in Europe, Latin America, South America and the Asia Pacific region through acquisitions and joint ventures.

Increase Heating & Cooling Market Share in North America
      The Company intends to increase its share of the residential and light commercial HVAC market in North America by:

•	improving replacement sales of commercial heating and cooling equipment by enhancing distribution capabilities to shorten lead times and promoting planned replacements with national account customers;

•	introducing innovative new products and expanding the offering of Indoor Air Quality (IAQ) related products and services;

•	selectively expanding its “Lennox” independent dealer network; and

•	expanding the geographic market for the “Armstrong Air” and “Ducane” brands of residential heating and cooling products.
Technology, Product Innovation and Manufacturing Efficiency
      An important part of LII’s growth strategy is continued investment in research and product development. The Company has designated a number of its facilities as “centers for excellence” that are responsible for the research and development of core competencies vital to its success, such as heat transfer, indoor air quality and materials. Technological advances are disseminated from these “centers for excellence” to all of LII’s operating divisions, as appropriate. In addition, LII has embraced Lean-manufacturing principles across its manufacturing operations, accompanied by initiatives to achieve high product quality.
Products and Services

Residential Heating & Cooling
      Heating & Cooling Products. The Company manufactures and markets a broad range of furnaces, air conditioners, heat pumps, packaged heating and cooling systems, replacement parts and related products for both the residential replacement and new construction markets in the United States and Canada. These products are available in a variety of product designs and efficiency levels, and at a range of price points intended to provide a complete line of home comfort systems. The Company markets these products under multiple brand names and believes that by maintaining a broad product line with multiple brand names it can address different market segments and penetrate multiple distribution channels.
      The “Lennox” brand of residential heating and air conditioning products is sold directly to a network of installing dealers, which currently numbers approximately 7,000, making the Company one of the largest wholesale distributors of these products in North America. The “Armstrong Air” and “Ducane” brands are sold through third party distributors.
      The Company’s Advanced Distributor Products division builds evaporator coils, unit heaters and air handlers under the “Advanced Distributor Products” brand as well as the “Lennox,” “Armstrong Air” and “Ducane” brands. This division supplies the Company with components for its heating and cooling products, and produces evaporator coils to be used in connection with competitors’ heating and cooling products as an alternative to such competitors’ brand name components. The Company has been able to achieve a significant share of the market for evaporator coils through the application of its technological and manufacturing skills, and customer service capabilities.
      Hearth Products. The Company’s hearth products include prefabricated gas, wood burning and electric fireplaces; free standing pellet and gas stoves; fireplace inserts, gas logs and accessories. Many of the fireplaces are built with a blower or fan option and are efficient heat sources as well as attractive amenities to the home. The Company currently markets its hearth products under the “Lennox,” “Superior,” “Whitfield,” “Earth Stove” and “Security Chimneys” brand names.

Commercial Heating & Cooling
      North America. In North America the Company’s heating and cooling equipment is used in light commercial applications such as low-rise office buildings, restaurants, retail centers, churches and schools. The Company’s product offerings for these applications include rooftop units that range from two to 40 tons of cooling capacity and split system/air handler combinations, which range from 1.5 to 20 tons. The Company believes the success of its products is attributable to their efficiency, design flexibility, low life cycle cost, ease of service and advanced control technology. In North America, the Company sells unitary equipment as opposed to larger applied systems.
      Europe. In Europe the Company manufactures and sells unitary products, which range from two to 30 tons, and applied systems that range up to 500 tons. LII’s European products consist of small package units, rooftop units, chillers, air handlers and fan coils which serve medium-rise commercial buildings, shopping malls, other retail and entertainment buildings, institutional applications and other field-engineered applications. LII manufacturers heating and cooling products in several locations in Europe and markets these products through both direct and indirect distribution channels in Europe, Russia and the Middle East.

Service Experts
      Through approximately 130 Company-owned dealer service centers in its Service Experts operation, the Company provides installation, preventive maintenance, emergency repair services, and the replacement of heating and cooling systems directly to both residential and light commercial customers. In connection with these services, the Company sells a wide range of equipment, parts and supplies under both Lennox International brands, as well as other brand names.

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
      International. LII manufactures and markets refrigeration products including condensing units, unit coolers, air-cooled condensers, fluid coolers, refrigeration racks and small chillers. These products are sold to distributors, installing contractors and original equipment manufacturers. The Company has manufacturing locations in Europe, Australia, Brazil and China. The Company also owns 50% of a joint venture in Mexico that produces unit coolers and condensing units of the same design and quality as those manufactured by the Company in the United States. Since this venture produces a smaller range of products, the product line is complemented with imports from the United States, which are sold through the joint venture’s distribution network. Sales in Mexico are to wholesalers, installing contractors and original equipment manufacturers. As production volumes increase, there exists the potential to export some products from the joint venture into the United States, Canada and other parts of Latin America.
Marketing and Distribution
      The Company manages multiple channels of distribution and offers different brands at various price points in order to better penetrate the HVACR markets. The Company’s products and services are sold through a combination of distributors, independent and Company-owned dealer service centers, wholesalers, manufacturers’ representatives, original equipment manufacturers and national accounts. Dedicated sales forces and manufacturers’ representatives are deployed across all the Company’s business segments and brands in a manner designed to maximize their ability to service a particular distribution channel. To maximize enterprise-wide effectiveness, the Company has active cross-functional and cross-organizational teams coordinating approaches to pricing, product design, distribution and national account customers.
      An example of the competitive strength of the Company’s marketing and distribution strategy is in the North American residential heating and cooling market in which it uses three distinctly different distribution approaches — the one-step distribution system, the two-step distribution system and sales made directly to consumers through Company-owned dealers. The Company markets and distributes its “Lennox” and “Aire-Flo” brands directly to independent dealers that install these heating and cooling products. The Company distributes its “Armstrong Air,” “Ducane,” and “Advanced Distributor Products” brands through the traditional two-step distribution process whereby it sells its products to distributors who, in turn, sell the products to installing contractors. In addition, the Company provides heating and cooling products and services directly to consumers through Company-owned Service Experts dealer service centers.
      Over the years, the “Lennox” brand has become synonymous with “Dave Lennox” a highly recognizable advertising icon in the heating and cooling industry. The “Dave Lennox” image is utilized in television and print advertising, as well as in numerous locally produced dealer ads, open houses and trade events.
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
Technology and Research and Development
      The Company supports an extensive research and development program focusing on the development of new products and improvements to its existing product lines. The Company spent an aggregate of $37.6 million, $38.0 million and $38.2 million on research and development during 2004, 2003 and 2002, respectively. The Company uses advanced, commercially available computer-aided design, computer-aided manufacturing, computational fluid dynamics and other sophisticated software not only to streamline the design and manufacturing processes, but also to run complex computer simulations on a product design before a working prototype is created. The Company operates a full line of metalworking equipment and advanced laboratories certified by applicable industry associations.
Cyclical and Seasonal Nature of Business
      Total Company sales and related segment income tend to be seasonally higher in the second and third quarters of the year because, in the U.S. and other North American markets, summer is the peak season for sales of air conditioning equipment and services.

Patents and Trademarks
      The Company holds numerous patents that relate to the design and use of its products. The Company considers these patents important, but no single patent is material to the overall conduct of its business. The Company’s policy is to obtain and protect patents whenever such action would be beneficial. The Company owns or licenses several trademarks it considers important in the marketing of its products, including Lennox®, Armstrong Airtm, Ducanetm, Advanced Distributor Products®, Aire-Flotm, AirEase®, Concord®, Superior®, Whitfield®, Earth Stovetm, Security Chimneystm, Service Experts®, Bohn®, Larkintm, Climate Controltm, Chandler Refrigeration®, Kirbytm, Heatcraft Worldwide Refrigerationtm, Lovelockstm, HK Refrigerationtm, Frigus-Bohntm and Friga-Bohntm. These trademarks have no fixed expiration dates and the Company believes its rights in these trademarks are adequately protected.
Competition
      Essentially all markets in which the Company participates are highly competitive. The most significant competitive factors facing the Company are product reliability, product performance, service and price, with the relative importance of these factors varying among its businesses. In its Service Experts segment, the Company faces competition from independent dealers, as well as dealers owned by utility companies and other consumer services providers. Listed below are some of the companies LII views as main competitors in each segment it serves, with relevant brand names when different than the company name, shown in parentheses.

•	Residential Heating & Cooling — United Technologies Corp. (Carrier, Bryant); Goodman Global Holdings, Inc. (Janitrol, Amana); American Standard Companies Inc. (Trane, American Standard); Paloma Co., Ltd. (Rheem, Ruud); York International Corporation; Nordyne (Westinghouse, Frigidaire, Tappan, Philco, Kelvinator, Gibson); HNI Corporation (Heatilator); CFM Corporation (Majestic).

•	Commercial Heating & Cooling — United Technologies Corp. (Carrier); American Standard Companies Inc. (Trane); York International Corporation; AAON, Inc.; Daikin Industries, Ltd.; McQuay International.

•	Service Experts — The ServiceMaster Company (ARS, AMS).

•	Refrigeration — United Technologies Corp. (Carrier); Ingersoll-Rand Company Limited (Hussmann); Tecumseh Products Company; Emerson Electric Co. (Copeland).
Employees
      As of January 1, 2005, the Company employed approximately 15,000 employees, approximately 3,900 of which were represented by unions. The number of hourly workers the Company employs may vary in order to match its labor needs during periods of fluctuating demand. The Company believes its relationships with its employees and with the unions representing some of its employees are generally good and does not anticipate any material adverse consequences resulting from negotiations to renew any collective bargaining agreements. As previously announced, the collective bargaining agreement between Lennox Industries Inc. and the United Auto Workers with respect to the Company’s Marshalltown, Iowa manufacturing facility expired by its terms on October 31, 2004. Although the agreement expired, the employees at the Marshalltown facility are continuing to work under its terms. Although the United Auto Workers have twice voted down a contract proposal, discussions between Lennox and the United Auto Workers regarding a replacement collective bargaining agreement are continuing.
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
      Refrigerants. There exists today international and country specific regulation to phase out the use of certain ozone depleting substances, including hydrochlorofluorocarbons, which are sometimes referred to as “HCFCs.” This development is of particular importance to the Company and its competitors because of the common usage of HCFCs as a refrigerant for air conditioning and refrigeration equipment. This phase out will not occur prior to 2010 and the Company has, and continues to, introduce new product offerings that replace HCFCs as the refrigerant fluid with an approved alternative. As discussed below, the Company does not believe implementation of the phase-out schedule for HCFCs contained in the current regulations will have a material adverse effect on its financial position or results of operations. The Company does believe, however, there will likely be continued pressure by the international environmental community to accelerate the phase-out schedule. The Company has been an active participant in the ongoing international dialogue on these issues and believes that it is well positioned to react to any changes in the regulatory landscape.
      In 1987, the United States became a signatory to an international agreement titled the Montreal Protocol on Substances that Deplete the Ozone Layer. The Montreal Protocol requires its signatories to phase out HCFCs on a predictable and orderly basis. All countries in the developed world have become signatories to the Montreal Protocol. The manner in which these countries implement the Montreal Protocol and regulate HCFCs differs widely. The 1990 U.S. Clean Air Act amendments implement the Montreal Protocol by establishing a program to limit the production, importation and use of specified ozone depleting substances, including HCFCs currently used as refrigerants by the Company and its competitors. Under the Clean Air Act and implementing regulations, all HCFCs produced within the U.S. must be phased out in new equipment by 2010, and as used in servicing equipment by 2030. The Company believes these regulations, as currently in effect, will not have a material adverse effect on its operations.
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
      There is growing concern over the anthropogenic impact on global climate, often referred to as “global warming.” It is believed that new “alternative” refrigerants that are replacing the HCFCs possess a global warming potential and, therefore, must be managed wisely and contained hermetically within air-conditioning and refrigeration systems. The Company along with the HVACR industry is taking proactive steps to implement responsible use principles that adhere to the implementation of “best in class” practices to limit refrigerants from escaping to the atmosphere throughout the life span of equipment. Because HFC’s provide a higher degree of safety to consumers and employees and because HFCs provide a higher efficiency than other alternatives, the use of HFCs is an acceptable industry norm and this Company does not have greater exposure to these environmental concerns than it’s competitors. The leadership that this Company has taken to develop both, responsible use principles and responsible use guidelines demonstrates the commitment that it has toward environmental stewardship.
      The Company is subject to appliance efficiency regulations promulgated under the National Appliance Energy Conservation Act of 1987, as amended, and various state regulations concerning the energy efficiency of its products. The Company has developed, and will continue to develop, products that comply with new National Appliance Energy Conservation Act regulations and does not believe that such regulations will have a material adverse effect on its business. In 1998, the United States Department of Energy began its review of national standards for comfort products covered under the National Appliance Energy Conservation Act. The National Appliance Energy Conservation Act regulations requiring manufacturers to phase in new higher efficiency products become effective in January 2006. Although the Company believes it is well positioned to comply with the new standards promulgated by the Department of Energy, the implementation of these standards could adversely affect the Company’s results of operations. Similar new standards are being promulgated for commercial air-conditioning and refrigeration equipment. The Company is actively involved in participation of the development of these new standards and is prepared to have product in place in advance of the implementation of all the regulations being considered.
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
Available Information
      LII’s Internet address is www.lennoxinternational.com. The Company makes available, free of charge through this web site, its annual report on Form  10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. Information contained on the Company’s website is not incorporated by reference into this Annual Report on Form 10-K or any of its other filings with the SEC.

Executive Officers of the Company
      The executive officers of the Company, their present positions and their ages are as follows:

Name	Age	Position

John W. Norris, Jr.	69	Chairman of the Board
Robert E. Schjerven	62	Chief Executive Officer
Harry J. Ashenhurst, Ph.D	56	Executive Vice President and Chief Administrative Officer
Scott J. Boxer	54	Executive Vice President and President and Chief Operating Officer, Service Experts
Susan K. Carter	46	Executive Vice President, Chief Financial Officer and Treasurer
Linda A. Goodspeed	43	Executive Vice President and Chief Technology Officer
Robert J. McDonough	45	Executive Vice President and President and Chief Operating Officer, Worldwide Heating & Cooling
Michael G. Schwartz	46	Executive Vice President and President and Chief Operating Officer, Worldwide Refrigeration
William F. Stoll, Jr.	56	Executive Vice President, Chief Legal Officer and Secretary
David L. Inman	50	Vice President, Controller and Chief Accounting Officer
      The following biographies describe the business experience of the Company’s executive officers:
      John W. Norris, Jr., 69, was elected Chairman of the Board of Directors of the Company in 1991. He has served as a Director of the Company since 1966. After joining the Company in 1960, Mr. Norris held a variety of key positions including Vice President of Marketing, President of Lennox Industries (Canada) Ltd., a subsidiary of the Company, and Corporate Senior Vice President. He became President of the Company in 1977 and was appointed President and Chief Executive Officer of the Company in 1980 and served through 2001. Mr. Norris is on the Board of Directors of the Air-Conditioning & Refrigeration Institute, of which he was Chairman in 1986. He is also an active Board member of the Gas Appliance Manufacturers Association, where he was Chairman from 1980 to 1981. He is a past Chairman of The Nature Conservancy of Texas Board of Trustees. He also serves as a Director of AmerUs Group Co., a life insurance and annuity company.
      Robert E. Schjerven, 62, was named Chief Executive Officer of the Company in 2001 and has served on the Board of Directors since that time. Prior to his election as Chief Executive Officer of the Company, he served as Chief Operating Officer of the Company in 2000 and as President and Chief Operating Officer of Lennox Industries Inc., a subsidiary of the Company, from 1995 to 2000. He joined the Company in 1986 as Vice President of Marketing and Engineering for Heatcraft Inc., a subsidiary of the Company. From 1988 to 1991, he held the position of Vice President and General Manager of Heatcraft. From 1991 to 1995, he served as President and Chief Operating Officer of Armstrong Air Conditioning Inc., also a subsidiary of the Company. Mr. Schjerven spent the first 20 years of his career with The Trane Company, an international manufacturer and marketer of HVAC systems, and McQuay-Perfex Inc.
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
      Susan K. Carter, 46, was appointed Executive Vice President, Chief Financial Officer and Treasurer in August 2004. Prior to joining the Company, Ms. Carter was Vice President of Finance and Chief Accounting Officer of Cummins, Inc., a global power leader and manufacturer of engines, electric power generation systems, and engine-related products. Prior to her career at Cummins, Ms. Carter had been Vice President and Chief Financial Officer of Transportation & Power Systems and held other senior financial management positions for Honeywell, Inc., formerly AlliedSignal, Inc. from 1996 to 2002. She had also previously served in senior financial management positions at Crane Co., and DeKalb Corporation.
      Linda A. Goodspeed, 43, was appointed Chief Technology Officer effective September 2001. Prior to joining the Company, Ms. Goodspeed was President and Chief Operating Officer for Partminer, Inc., a privately held electronics business-to-business supply chain parts and service company. Before going to Partminer, Ms. Goodspeed had served since 1999 as Product General Manager of General Electric (GE) Appliances. She also became General Manager in 1999 for Six Sigma, managing a team of 160 GE quality leaders spanning operations across the company. Beginning her career in engineering with Ford Motor Company in 1984, Ms. Goodspeed moved to Nissan research and development in 1989 and joined GE in 1996. She became GE’s Range Product Development Manager in 1997 and was promoted to Product General Manager in 1999.
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
      William F. Stoll, Jr., 56, became Executive Vice President and Chief Legal Officer for Lennox International in March 2004. Most recently, Mr. Stoll was Executive Vice President and Chief Legal Officer for Borden, Inc. from 1996 to 2003. Prior to his career with Borden, Inc., he worked for 21 years with Westinghouse Electric Corporation, becoming Vice President and Deputy General Counsel in 1993.
      David L. Inman, 50, was named Vice President, Controller and Chief Accounting Officer for the Company in 2001. Previously, he served as Vice President and Group Controller of North American Distributed Products from 2000 to 2001. Mr. Inman has held multiple positions in accounting, internal audit and financial systems within the Company including Controller of Armstrong Air Conditioning Inc., a subsidiary of the Company.

Item 2.	Properties
Real Property and Leases
      The following chart lists the Company’s major domestic and international manufacturing, distribution and office facilities and whether such facilities are owned or leased:

Location	Segment	Approx. Sq. Ft.	Owned/Leased

		(in thousands)
Richardson, TX	Headquarters	311	Owned & Leased
Marshalltown, IA	Residential Heating & Cooling	1,300	Owned & Leased
Bellevue, OH	Residential Heating & Cooling	613	Owned
Blackville, SC	Residential Heating & Cooling	375	Owned
Orangeburg, SC	Residential Heating & Cooling	329	Owned
Grenada, MS	Residential Heating & Cooling	300	Leased
Union City, TN	Residential Heating & Cooling	295	Owned
Lynwood, CA	Residential Heating & Cooling	200	Leased
Burlington, WA	Residential Heating & Cooling	120	Owned
Orange, CA	Residential Heating & Cooling	67	Leased
Laval, Canada	Residential Heating & Cooling	152	Owned
Des Moines, IA	Residential & Commercial Heating & Cooling	352	Leased
Stuttgart, AR	Commercial Heating & Cooling	500	Owned
Prague, Czech Republic	Commercial Heating & Cooling	161	Owned
Longvic, France	Commercial Heating & Cooling	133	Owned
Mions, France	Commercial Heating & Cooling	129	Owned
Burgos, Spain	Commercial Heating & Cooling	71	Owned
Danville, IL	Refrigeration	322	Owned
Tifton, GA	Refrigeration	232	Owned
Stone Mountain, GA	Refrigeration	145	Owned
Milperra, Australia	Refrigeration	412	Owned
Genas, France	Refrigeration	172	Owned
San Jose dos Campos, Brazil	Refrigeration	160	Owned
Auckland, New Zealand	Refrigeration	80	Owned
Barcelona, Spain	Refrigeration	65	Leased
Krunkel, Germany	Refrigeration	48	Owned
Wuzi, China	Refrigeration	23	Owned
Carrollton, TX	Research & Development facility	130	Owned
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
      The Company is involved in various claims and lawsuits incidental to its business. In addition, the Company and its subsidiary Heatcraft Inc. have been named in four lawsuits in connection with its former heat transfer operations. The lawsuits allege personal injury resulting from alleged emissions of trichloroethylene, dichloroethylene, and vinyl chloride and other unspecified emissions from the South Plant in Grenada, Mississippi, previously owned by Heatcraft Inc. It is not possible to predict with certainty the outcome of these matters or an estimate of any potential loss; however, based on present knowledge, management believes that it is unlikely that any final resolution of these matters will result in a material liability for the Company. As of December 31, 2004, no accrual has been made for these matters. The Company anticipates the future legal fees in defense of these matters could be significant.
      As more fully described under “Item 9A — Controls and Procedures,” in March 2004, the Company announced that the Audit Committee of the Company’s Board of Directors initiated an independent inquiry into certain accounting matters related to the Company’s Canadian service centers in its Service Experts operations. Immediately prior to such announcement, the Company contacted the Fort Worth office of the SEC to inform them of the existence and details of such allegations and the related independent inquiry. Independent counsel for the Audit Committee communicated the results of the independent inquiry to the SEC. On January 31, 2005, the Company announced the SEC investigation was converted to a formal status and the Company continues to fully cooperate with the SEC by producing information and documentation in response to requests from the SEC. The Company is unable to predict the ultimate outcome of this matter.

Item 4.	Submission of Matters to a Vote of Security Holders
      The Company’s 2004 Annual Meeting of Stockholders (“Annual Meeting”) was held on November 16, 2004. At the Annual Meeting, the Company’s stockholders elected five directors with terms expiring at the Company’s Annual Meeting of Stockholders in 2007.
      The following sets forth the results of voting at the Annual Meeting for the election of directors*:

Directors	For	Withheld	Abstentions

Janet K. Cooper	42,488,356	2,865,626	*
C.L. (Jerry) Henry	44,033,050	1,320,932	*
Robert E. Schjerven	41,009,093	4,344,889	*
Terry D. Stinson	40,893,725	4,460,257	*
Richard L. Thompson	44,755,341	598,641	*

*	With respect to the election of Directors, the form of proxy permitted stockholders to check boxes indicating votes with “For” or “Withhold Authority,” or to vote “Exceptions” and to name exceptions. Votes relating to directors designated above as “Withheld” include votes cast as “Withhold Authority” and for named exceptions.
      Following the Annual Meeting, Thomas W. Booth, James J. Byrne, John W. Norris III, and John W. Norris Jr., having terms expiring in 2005, and Linda G. Alvarado, Steve R. Booth, David V. Brown, John E. Major and Walden W. O’Dell, having terms expiring in 2006, continued in office.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      The Company’s common stock is listed for trading on the New York Stock Exchange under the symbol “LII.” The high and low sales prices for the Company’s common stock for each quarterly period during 2004 and 2003 are set forth in Note 15 of the Notes to Consolidated Financial Statements on page 66 herein. During 2004 and 2003, the Company declared quarterly cash dividends as set forth in Note 15 of the Notes to Consolidated Financial Statements on page 66 herein. The quarterly dividend declared in December 2004 was paid on January 10, 2005. The amount and timing of dividend payments are determined by the Company’s Board of Directors and subject to certain restrictions under the Company’s credit agreements. As of February 18, 2005, there were approximately 11,500 beneficial holders of the Company’s common stock.
      On February 28, 2005, the Company’s Board of Directors approved a cash dividend of $0.10 per share of outstanding common stock. The dividend will be paid on April 8, 2005 to all common shareholders of record as of March 25, 2005.
Equity Compensation Plans Information
      The information in the section of the 2005 Proxy Statement captioned “Equity Compensation Plans Information” is incorporated in this Item 5 by reference.

Item 6.	Selected Financial Data (unaudited)
      The table below shows the selected financial data of the Company for the five years ended December 31, 2004:

	For the Year Ending December 31,

	2004	2003	2002	2001	2000

	(In millions, except per share data)
Statements of Operations Data
Net Sales	$2,982.7	$2,789.9	$2,727.4	$2,802.7	$2,928.1
Operational (Loss) Income From Continuing Operations(1)	(36.6)	157.8	101.3	(7.3)	137.4
(Loss)Income From Continuing Operations(1)	(93.5)	86.7	(209.5)	(46.6)	44.6
Net (Loss) Income(1)	(134.4)	86.4	(203.5)	(40.6)	59.3
Diluted (Loss) Earnings Per Share From Continuing Operations	(1.56)	1.36	0.66	(0.83)	0.79
Dividends Per Share	0.385	0.38	0.38	0.38	0.38

Other Data
Capital Expenditures	$40.3	$39.7	$22.4	$16.6	$56.7
Research & Development Expenses	37.6	38.0	38.2	37.3	36.5
Balance Sheet Data
Total Assets(1)	$1,518.6	$1,720.1	$1,510.9	$1,793.4	$2,051.4
Total Debt	310.5	362.3	379.9	517.8	690.5
Stockholders’ Equity(1)	472.9	577.7	433.6	654.0	739.5

Note:

(1)	In the fourth quarter of 2004, the Company changed to equity accounting for its investment in one of its affiliates. The Company has adjusted prior years information to reflect this change. The change increased prior year earnings of affiliates by $2.0 million in 2003, $1.5 million in 2002, $1.8 million in 2001 and

$0.2 million in 2000. The change also increased the Company’s stockholders’ equity by $5.4 million in 2003, $3.3 million in 2002, $1.7 million in 2001 and $0.2 million in 2000.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
      LII participates in four reportable business segments of the heating, ventilation, air conditioning and refrigeration (“HVACR”) industry. The first reportable segment is Residential Heating & Cooling, in which LII manufactures and markets a full line of heating, air conditioning and Hearth Products for the residential replacement and new construction markets in the United States and Canada. The second reportable segment is Commercial Heating & Cooling, in which LII manufactures and sells primarily rooftop products and related equipment for light commercial applications. Combined, the Residential Heating & Cooling and Commercial Heating & Cooling segments form LII’s Heating and Cooling business. The third reportable segment is Service Experts, which includes sales and installation of, and maintenance and repair services for HVAC equipment. The fourth reportable segment is Refrigeration, in which LII manufactures and sells unit coolers, condensing units and other commercial refrigeration products.
      Improving the performance of the Service Experts business segment remains a top priority of LII’s management. In the first fiscal quarter of 2004, LII’s Board of Directors approved a turnaround plan designed to improve the performance of its Service Experts business segment. The plan realigns Service Experts’ dealer service centers to focus on service and replacement opportunities in the residential and light commercial markets. LII identified 130 dealer service centers, whose primary business is residential and light commercial service and replacement, which comprise the ongoing Service Experts business segment. As of the end of 2004, LII has divested the remaining 48 centers (47 existing centers plus a branch of an ongoing center), in addition to the previously announced closure of four centers. The 48 centers that are no longer a part of Service Experts have been classified as a discontinued business. See “Results of Operations — Year Ended December 31, 2004 Compared to Year Ended December 31, 2003 — Loss from Discontinued Operations” for more detail regarding Service Experts’ discontinued operations.
      In addition to the realignment of dealer service centers discussed above, the Service Experts business segment continues the implementation of a program focused on the sharing of best practices across all residential service and replacement service centers. This rollout began mid-year in 2003 and was completed at most of the U.S. service centers in the third quarter of 2004. Rollout of the program to the Service Experts Canadian service centers has commenced and completion is expected by the end of 2005. The deployment of a common information technologies (“IT”) system in Service Experts Canadian service centers was completed in the third quarter of 2004. This IT system facilitates the consolidation of service center accounting functions as well as the tracking of key performance indicators used in the best practices program described above. Item 9A “Controls and Procedures” also contains a listing of actions that have been implemented and continue to be implemented in the Service Experts business segment.
      During the first quarter of 2004, LII conducted fair-value-based tests, which are required at least annually by Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”), and determined that the carrying value of Service Experts’ goodwill exceeded its fair value. As a result, LII recorded a pre-tax, non-cash charge of $208.0 million for the year ended December 31, 2004 in the Company’s Service Experts business segment. The impairment charge was driven primarily by lower than expected operating results as well as the turnaround plan discussed above. The tax benefit of this charge was $23.2 million. The $208.0 million pre-tax goodwill impairment charge is included in LII’s operating loss from continuing operations for the year ended December 31, 2004. Subsequent to the recognition of the $208.0 million goodwill impairment under SFAS No. 142 and as part of the realignment of service centers discussed above, LII also recognized $14.8 million in pre-tax goodwill impairment included in its $38.9 million pre-tax loss on discontinued operations under Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), resulting in a total pre-tax goodwill impairment charge of $222.8 million for the year ended December 31, 2004.

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
      The principal components of cost of goods sold in LII’s manufacturing operations are component costs, raw materials, factory overhead, labor and estimated costs of warranty expense. In LII’s Service Experts segment, the principal components of cost of goods sold are equipment, parts and supplies and labor. The principal raw materials used in LII’s manufacturing processes are steel, copper and aluminum. LII partially mitigated the impact of rising commodity prices in 2004 through a combination of improved production efficiency, cost reduction initiatives, hedging programs and price increases. LII anticipates that it will continue to at least partially mitigate rising commodity prices in 2005 in a similar manner. Warranty expense is estimated based on historical trends and other factors.
      On January 1, 2002, LII adopted SFAS No. 142, and recorded a $283.7 million impairment of goodwill ($247.9 million, net of taxes). The impairment charge related primarily to the 1998 to 2000 acquisitions of LII’s Service Experts and Hearth Products operations, where lower than expected operating results occurred.
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
Results of Operations
      As a result of the Service Experts’ turnaround plan discussed above in the Overview, the operating results of the 48 dealer service centers that are no longer a part of the Service Experts business segment have been reported as discontinued operations in the Company’s Consolidated Statements of Operations. Prior years results of operations have been restated to conform to the current year presentation.

      The following table sets forth, as a percentage of net sales, LII’s statement of income data for the years ended December 31, 2004, 2003 and 2002:

	Year Ended December 31,

	2004	2003	2002

Net sales	100.0%	100.0%	100.0%
Cost of good sold	66.6	66.2	68.2

Gross profit	33.4	33.8	31.8
Selling, general and administrative expense	27.7	28.1	28.0
Goodwill impairment	6.9	—	—
(Gains) losses and other expenses	—	0.1	(0.3)
Restructurings	—	—	0.3

Operational (loss) income from continuing operations	(1.2)	5.6	3.8
Interest expense, net	0.9	1.0	1.2
Other income	—	(0.1)	—

(Loss) income from continuing operations before income taxes and cumulative effect of accounting change	(2.1)	4.7	2.6
Provision for income taxes	1.0	1.6	1.2

(Loss) income from continuing operations before cumulative effect of accounting change	(3.1)	3.1	1.4

Discontinued operations:
Loss (income) from operations of discontinued operations	1.3	—	(0.3)
Income tax (benefit) provision	(0.3)	—	0.1
Loss on disposal of discontinued operations	0.5	—	—
Income tax benefit	(0.1)	—	—

Loss (income) from discontinued operations	1.4	—	(0.2)

Cumulative effect of accounting change	—	—	9.1

Net (loss) income	(4.5)%	3.1%	(7.5)%

      The following table sets forth net sales by business segment and geographic market (dollars in millions):

	Year Ended December 31,

	2004		2003		2002

	Amount	%	Amount	%	Amount	%

Business Segment:
Residential	$1,419.8	47.6%	$1,358.7	48.7%	$1,249.1	45.8%
Commercial	580.8	19.5	508.4	18.2	442.4	16.2

Heating & Cooling	2,000.6	67.1	1,867.1	66.9	1,691.5	62.0
Service Experts	611.7	20.5	611.3	21.9	613.8	22.5
Refrigeration	444.7	14.9	387.2	13.9	363.8	13.3
Corporate and other	—	—	—	—	129.3	4.7
Eliminations	(74.3)	(2.5)	(75.7)	(2.7)	(71.0)	(2.5)

Total net sales	$2,982.7	100.0%	$2,789.9	100.0%	$2,727.4	100.0%

Geographic Market:
U.S.	$2,254.8	75.6%	$2,135.1	76.5%	$2,140.4	78.5%
International	727.9	24.4	654.8	23.5	587.0	21.5

Total net sales	$2,982.7	100.0%	$2,789.9	100.0%	$2,727.4	100.0%

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003
      As a result of the Service Experts’ turnaround plan discussed above in the Overview, the operating results of the 48 dealer service centers that are no longer a part of the Service Experts business segment have been reported as discontinued operations in the Company’s Consolidated Statements of Operations. Prior years results of operations have been restated to conform to the current year presentation.

Net Sales
      Net sales increased $192.8 million, or 6.9%, to $2,982.7 million for the year ended December 31, 2004 from $2,789.9 million for the comparable period in 2003. Excluding the favorable impact of foreign currency translation, net sales increased $130.7 million, or 4.7%, compared to the same period in 2003. Excluding the favorable impact of foreign currency translation, net sales were higher in all of the Company’s business segments, with the exception of Service Experts.
      Net sales in the Residential Heating & Cooling business segment increased $61.1 million, or 4.5%, to $1,419.8 million for the year ended December 31, 2004 from $1,358.7 million for the year ended December 31, 2003. Excluding the impact of foreign currency translation, net sales increased 3.6%, or $48.4 million, compared to the year ended December 31, 2003. Net sales increases were achieved by all of the Company’s major home comfort businesses in the Residential Heating & Cooling business segment due in part to sustained strength in residential new construction and price increases in response to rising commodity prices, although cooler than normal summer weather negatively impacted net sales. According to the National Association of Home Builders, single-family housing starts of 1.61 million units in 2004 were 7.5% higher than in 2003. Net sales of premium Dave Lennox Signature collection home comfort products were up 25% for the year ended December 31, 2004 compared to the same period in 2003. Net sales in the Company’s Hearth Products business segment were up significantly over the same period as a result of increased sales to existing customers.
      Net sales in the Commercial Heating & Cooling business segment increased $72.4 million, or 14.2%, to $580.8 million for the year ended December 31, 2004 compared to the year ended December 31, 2003. Excluding the impact of foreign currency translation, net sales increased $56.3 million, or 11.1%, compared to the year ended December 31, 2003. The increase in net sales was due primarily to strong domestic sales growth, particularly in sales to national accounts, as well as an increase in sales to commercial mechanical contractors. When adjusted for foreign currency translation, net sales in the Company’s European operations for the year ended December 31, 2004 were also higher compared to the same period in 2003.
      Net sales in the Service Experts business segment were flat at $611.7 million for the year ended December 31, 2004 compared to $611.3 million for the year ended December 31, 2003. After excluding the favorable impact of foreign currency translation, net sales declined $7.3 million, or 1.2%. The flat net sales were due in part to cooler than normal summer weather.
      Refrigeration business segment net sales increased $57.5 million, or 14.9%, to $444.7 million for the year ended December 31, 2004 compared to the year ended December 31, 2003. Excluding the impact of foreign currency translation, net sales increased $30.4 million, or 7.9%, for the year ended December 31, 2004 compared to the same period in 2003. Net sales were higher in all businesses within this segment after excluding the favorable impact of foreign currency translation and were particularly strong domestically. Domestic sales were up significantly for the year ended December 31, 2004 compared to the same period in 2003 due in large part to strong activity in large cold storage projects and improved market penetration in the supermarket sector. Net sales were higher in the Company’s Asia Pacific operations as a result of improved demand for refrigeration equipment, particularly in the supermarket sector. Net sales were also higher in the Company’s European operations.

Gross Profit
      Gross profit was $997.5 million for the year ended December 31, 2004 compared to $943.3 million for the year ended December 31, 2003, an increase of $54.2 million, or 5.7%. Gross profit margin declined to 33.4% from 33.8% for the year ended December 31, 2004 compared to the same period in 2003. The decline in gross profit margin was due primarily to declines in the Company’s Residential Heating & Cooling and Service Experts’ business segments as well as higher commodity prices overall. Commodity prices, and related component costs, in LII’s manufacturing businesses increased by approximately $47 million for the year ended December 31, 2004 compared to the same period in 2003. LII partially mitigated the impact of rising commodity prices in 2004 through a combination of improved production efficiency, cost reduction initiatives, hedging programs and price increases.
      In the Company’s Residential Heating & Cooling business segment, gross profit margins declined 0.4% for the year ended December 31, 2004 compared to the same period in 2003 due primarily to rising commodity prices partially offset by higher volumes, a favorable mix of higher-margin premium products and improved factory performance. Gross profit margins improved 0.1% in the Company’s Commercial Heating & Cooling business segment over the same period due to higher volumes and strong factory performance partially offset by rising commodity prices. In the Company’s Service Experts business segment, gross profit margin declined 0.2% over the same period due in part to unfavorable weather skewing the revenue mix towards lower-margin maintenance business versus higher-margin replacement business. In the Company’s Refrigeration business segment, gross profit margin was flat over the same period. LIFO (last in, first out) inventory liquidations did not have a material impact on gross profit margins.

Selling, General and Administrative Expense
      Selling, General and Administrative (“SG&A”) expenses were $826.1 million for the year ended December 31, 2004, an increase of $42.5 million, or 5.4%, from $783.6 million for the year ended December 31, 2003. Of the $42.5 million increase in SG&A expenses, approximately $16 million was due to unfavorable foreign currency translation, $11 million due to consulting fees in connection with Sarbanes-Oxley compliance, $7 million due to investigation costs related to the Service Experts operations and $1.6 million for a prior period adjustment relating to a Canadian currency translation account in 2003. Higher freight and commissions due primarily to higher sales volumes, higher distribution and selling expenses and cost increases in overhead expenses accounted for the remaining portion of the increase in SG&A. As a percentage of total net sales, SG&A expenses improved to 27.7% for the year ended December 31, 2004 compared to 28.1% for the year ended December 31, 2003. The Company has no significant concentration of credit risk among its diversified customer base.

Goodwill Impairment
      Goodwill impairment represents a pre-tax, non-cash charge of $208.0 million for the year ended December 31, 2004 in the Company’s Service Experts business segment, where lower than expected operating results occurred. The tax benefit of this charge was $23.2 million. During the first quarter of 2004, the Company conducted fair-value-based tests, which are required at least annually by SFAS No. 142, and determined that the carrying value of Service Experts’ goodwill exceeded its fair value. These fair-value-based tests were applied to all Service Experts service centers before consideration of the divestitures announced as part of the Company’s Service Experts turnaround plan. An additional $14.8 million of pre-tax goodwill impairment is included in the $38.9 million pre-tax loss from operations of discontinued operations discussed below resulting in a total pre-tax goodwill impairment charge of $222.8 million for the year ended December 31, 2004.

(Gain) Losses and Other Expenses
      (Gains) losses and other expenses were a net pre-tax expense of $1.9 million for the year ended December 31, 2003 which included a pre-tax expense of $3.4 million for reserve requirements related to the heat transfer joint venture agreement the Company entered into with Outokumpu during the third quarter of 2002, pre-tax expenses totaling $2.6 million from the loss on the sale of a HVAC distributor in the Company’s Residential Heating & Cooling business segment and other expenses partially offset by a $2.4 million pre-tax gain on the sale of the Company’s Electrical Products Division and a $1.7 million pre-tax gain on the sale of a manufacturing facility in Europe in the Company’s Refrigeration business segment.

Interest Expense, Net
      Interest expense, net for the year ended December 31, 2004 decreased $1.2 million from $28.4 million for the year ended December 31, 2003. The lower interest expense was due primarily to lower average debt levels partially offset by $1.9 million of expenses related to the Company’s $35 million pre-payment on its long-term debt in June 2004. The $35 million long-term debt pre-payment was scheduled to have been repaid in the third quarter of 2005. As of December 31, 2004, total debt of $310.5 million was $51.8 million lower than total debt as of December 31, 2003.

Other Income
      Other income was $0.8 million for the year ended December 31, 2004 and $2.4 million in 2003. Other income includes foreign currency exchange gains, which relate principally to the Company’s operations in Canada, Australia and Europe, and expenses related to minority interest holders.

Provision for Income Taxes
      The provision for income taxes on continuing operations was $30.5 million for the year ended December 31, 2004 compared to a provision for income taxes on continuing operations of $45.1 million for the year ended December 31, 2003. The effective tax rate on continuing operations was 48.4% and 34.2% for the year ended December 31, 2004 and December 31, 2003, respectively. Excluding the tax benefit of $23.2 million from goodwill impairment, the provision for income taxes on continuing operations would have been $53.7 million for the year ended December 31, 2004. The effective tax rate on continuing operations, excluding the goodwill impairment charge, was 37.0% for the year ended December 31, 2004. These effective rates differ from the statutory federal rate of 35% principally due to state and local taxes, non-deductible expenses, foreign operating losses for which no tax benefits have been recognized and foreign taxes at rates other than 35%.

Loss from Discontinued Operations
      In the first fiscal quarter of 2004, the Company’s Board of Directors approved a turnaround plan designed to improve the performance of its Service Experts business segment. The plan realigns Service Experts’ dealer service centers to focus on service and replacement opportunities in the residential and light commercial markets. LII identified 130 dealer service centers, whose primary business is residential and light commercial service and replacement, which comprise the ongoing Service Experts business segment. As of the end of 2004, LII has divested the remaining 48 centers, in addition to the previously announced closure of four centers. The 48 centers that are no longer a part of Service Experts have been classified as a discontinued business.
      Under SFAS No. 144, the operating results of the 48 centers that are no longer a part of the Service Experts business segment are reported as discontinued operations in LII’s Consolidated Statements of Operations for all periods presented. The following table details the Company’s pre-tax loss from discontinued operations for the year ended December 31, 2004 (in millions):

Year Ended
December 31,
2004

Goodwill impairment	$14.8
Impairment of property, plant and equipment	3.1
Operating loss	14.9
Other divestiture costs	6.1

Subtotal	38.9
Loss on disposal of centers	14.9

Total loss from discontinued operations	$53.8

      No specific reserves were created as a result of the turnaround plan. The Company anticipates additional expenses will be recorded during the first quarter of 2005; however, the total of such expenses is not expected to be material.
      The income tax benefit on discontinued operations was $12.9 million for the year ended December 31, 2004, which includes a $1.6 million income tax benefit related to the goodwill impairment. Cash proceeds from the sale of these centers and related tax effects more than offset the cash expenses of divestiture.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002
      As a result of the Service Experts’ turnaround plan discussed above in the Overview, the operating results of the 48 dealer service centers that are no longer a part of the Service Experts business segment have been reported as discontinued operations in the Company’s Consolidated Statements of Operations. Prior years results of operations have been restated to conform to the current year presentation.

Net Sales
      Net sales increased $62.5 million, or 2.3%, to $2,789.9 million for the year ended December 31, 2003 from $2,727.4 million for the comparable period in 2002. Excluding the favorable impact of foreign currency translation, net sales declined 1.0% compared to the same period in 2002. Higher net sales in the Residential Heating & Cooling and Commercial Heating & Cooling segments and in the Refrigeration segment were partially offset by lower net sales in the Service Experts business segment, the absence of net sales from the Company’s former Heat Transfer business segment, 55% of which was sold to Outokumpu during the third quarter of 2002, and the wind-down of the Company’s engineered machine tool business. The Company reports the historical results of operations of its former Heat Transfer business segment in the “Corporate and other” business segment. Adjusting for the loss of $129.3 million of net sales from the Company’s former Heat Transfer business segment and excluding a $90.7 million favorable impact of foreign currency translation, net sales increased $101.1 million, or 3.9% for the year ended December 31, 2003 compared to the year ended December 31, 2002 as shown in the following table (dollars in millions):

	Year Ended
	December 31,

	2003	2002	$ Change	% Change

Net sales, as reported	$2,789.9	$2,727.4	$62.5	2.3%
Net sales from former Heat Transfer business segment	—	(129.3)	129.3
Impact of foreign currency translation	(90.7)	—	(90.7)

Net sales, as adjusted	$2,699.2	$2,598.1	$101.1	3.9%

      Net sales in the Residential Heating & Cooling business segment increased $109.6 million, or 8.8%, to $1,358.7 million for the year ended December 31, 2003 from $1,249.1 million in 2002. Excluding the impact of foreign currency translation, net sales increased 7.2%, or $90.0 million, compared to the year ended December 31, 2002. Net sales increases were achieved by the Company’s Lennox and Ducane brands of home comfort equipment and Hearth Products business, all of which experienced sales increases ranging from 10% to 20% for the year ended December 31, 2003 compared to the same period in 2002.
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
      Net sales in the Commercial Heating & Cooling business segment increased $66.0 million, or 14.9%, to $508.4 million for the year ended December 31, 2003 compared to the year ended December 31, 2002. Excluding the impact of foreign currency translation, net sales increased $39.7 million, or 9.0%, compared to the year ended December 31, 2002. The higher net sales were driven primarily by increased domestic sales to new and existing national accounts, as well as higher sales to commercial mechanical contractors. Net sales in the Company’s European operations for the year ended December 31, 2003 were up modestly compared to the same period in 2002, excluding the impact of foreign currency translation.
      Net sales in the Service Experts business segment declined $2.5 million, or 0.4%, to $611.3 million from $613.8 million for the year ended December 31, 2003 compared to the year ended December 31, 2002. Net sales declined $14.6 million, or 2.4%, excluding the impact of foreign currency translation. The sales decline was due primarily to lower sales in Canada.
      Refrigeration business segment net sales increased $23.4 million, or 6.4%, to $387.2 million for the year ended December 31, 2003 compared to the year ended December 31, 2002. However, excluding the impact of foreign currency translation, net sales decreased $11.7 million, or 3.2%, for the year ended December 31, 2003 compared to 2002. The sales decline, excluding the impact of foreign currency translation, was due primarily to continued depressed domestic and international market demand from retail customers.

Gross Profit
      Gross profit was $943.3 million for the year ended December 31, 2003 compared to $866.1 million for the year ended December 31, 2002, an increase of $77.2 million. Gross profit margin improved 2.0% to 33.8% for the year ended December 31, 2003 from 31.8% for the comparable period in 2002. Gross profit margin improved in the Company’s Residential Heating & Cooling, Commercial Heating & Cooling and Refrigeration business segments.
      In the Company’s Residential Heating & Cooling business segment, gross profit margins improved 1.4% for the year ended December 31, 2003 compared to the same period in 2002 due primarily to higher volumes, a favorable mix of higher-margin premium products and improved Hearth Products performance. Gross profit margins improved 2.3% in the Company’s Commercial Heating & Cooling business segment over the same period due to higher volumes, increased factory productivity and the benefits of reducing excess international manufacturing capacity. In the Company’s Service Experts business segment, gross profit margin declined 0.4% over the same period due primarily to unfavorable inventory valuations as well as labor inefficiencies and margin erosion driven by price competition necessary to maintain net sales. In the Company’s Refrigeration business segment, gross profit margin improved 1.0% over the same period due primarily to purchasing savings in the Company’s domestic and Asia Pacific operations. The absence of lower-margin business from the Company’s former Heat Transfer business segment also contributed to the gross profit margin improvement for the year ended December 31, 2003 compared to the same period in 2002. LIFO (last in, first out) inventory liquidations did not have a material impact on gross profit margins.

Selling, General and Administrative Expense
      SG&A expenses were $783.6 million for the year ended December 31, 2003, an increase of $18.7 million, or 2.4%, from $764.9 million for the year ended December 31, 2002. The increase in SG&A expenses was driven by $24.2 million of unfavorable foreign currency translation and higher freight, distribution and marketing expenses due primarily to higher sales volumes. Partially offsetting these items were lower SG&A of $4.3 million (excluding unfavorable foreign currency translation) in the Company’s Service Experts business segment and the absence of SG&A from the former Heat Transfer business segment. As a percentage of total net sales, SG&A expenses were 28.1% for the year ended December 31, 2003, slightly higher compared to the year ended December 31, 2002. The Company has no significant concentration of credit risk among its diversified customer base.

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

Interest Expense, Net
      Interest expense, net, for the year ended December 31, 2003 decreased $3.2 million, or 10.1%, from $31.6 million for the year ended December 31, 2002. The lower interest expense resulted from lower average debt levels partially offset by marginally higher average interest rates due to a higher proportion of fixed rate debt. The average interest rates on the Company’s fixed rate debt were higher than the average interest rates on the Company’s variable rate debt. As of December 31, 2003, total debt of $362.3 million was $17.6 million lower than total debt as of December 31, 2002.

Other Income
      Other income was $2.4 million for the year ended December 31, 2003 compared to $0.9 million in 2002. Other income includes foreign currency exchange gains, which relate principally to the Company’s operations in Canada, Australia and Europe, and expenses related to minority interest holders.

Provision for Income Taxes
      The provision for income taxes on continuing operations was $45.1 million for the year ended December 31, 2003 compared to $32.2 million for the year ended December 31, 2002. The effective tax rate on continuing operations was 34.2% and 45.6% for the years ended December 31, 2003 and December 31, 2002. The effective rate differs from the statutory federal rate of 35.0% principally due to state and local taxes, non-deductible expenses, foreign operating losses for which no tax benefits have been recognized and foreign taxes at rates other than 35.0%.

Loss (Income) from Discontinued Operations
      In the first fiscal quarter of 2004, the Company’s Board of Directors approved a turnaround plan designed to improve the performance of its Service Experts business segment. The plan realigns Service Experts’ dealer service centers to focus on service and replacement opportunities in the residential and light commercial markets. LII identified 130 dealer service centers, whose primary business is residential and light commercial service and replacement, which comprise the ongoing Service Experts business segment. As of the end of 2004, LII has divested the remaining 48 centers, in addition to the previously announced closure of four centers. The 48 centers that are no longer a part of Service Experts have been classified as a discontinued business.
      Under SFAS No. 144, the operating results of the 48 centers that are no longer a part of the Service Experts business segment are reported as discontinued operations in LII’s Consolidated Statements of Operations for all periods presented. The pre-tax loss (income) from operations of discontinued operations was $0.1 million and ($7.9) million for the years ended December 31, 2003 and 2002, respectively. The income tax provision on the operations of discontinued operations was $0.2 million and $1.9 million for the years ended December 31, 2003 and 2002, respectively.

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
      During 2004, LII generated $55.9 million of cash from operations compared to $55.5 million in 2003 and $167.5 million in 2002. Cash from operations during 2003 was negatively impacted by approximately $99.0 million due to reduced utilization of the asset securitization arrangement as of December 31, 2003. Additionally, cash from operations was approximately $20.0 million less in 2003 compared to 2002 due to prior years’ initiatives to reduce overall working capital. Net cash used in investing activities in 2004 includes $23.3 million of proceeds from the sale of discontinued service centers of the Company’s Service Experts segment. Net cash provided by investing activities in 2002 includes $55 million from the Outokumpu JV sales, acquiring a partner’s remaining 14% interest in Heatcraft do Brasil S.A., and proceeds from the sale of the net assets of a distributor in the Residential Heating & Cooling segment. Cash used in financing activities in 2002 reflects the Company’s issuance of $143.8 million of 6.25% convertible subordinated notes due 2009 offset by the use of these net proceeds, the cash from the Outokumpu transaction and cash from operations to reduce its indebtedness under its revolving credit facility.
      As of December 31, 2004, $19.8 million of cash and cash equivalents were restricted primarily due to outstanding letters of credit related to the Company’s captive insurance plan.
      Capital expenditures of $40.3 million and $39.7 million in 2004 and 2003, respectively, were primarily for production equipment in the manufacturing plants in the Residential Heating & Cooling and Commercial Heating & Cooling business segments. The Company projects its capital expenditures to increase significantly in 2005 to approximately $80 million, primarily driven by increased spending to comply with the new National Appliance Energy Conservation Act that increases the minimum efficiency for residential air conditioners by 30 percent, as well as investment in other new products, and IT systems.
      In June 2004, LII made a pre-payment on its long-term debt of $35 million. The long-term debt was scheduled to have been repaid in the third quarter of 2005. The pre-payment make-whole amount associated with the debt was $1.9 million and was expensed in 2004.
      As of December 31, 2004, the Company had outstanding long-term debt obligations totaling $304.5 million, which was down from $358.7 million at December 31, 2003. The amount outstanding as of December 31, 2004 consisted primarily of five issues of notes with an aggregate principal outstanding of $298.2 million, with interest rates ranging from 6.25% to 8.0% and with maturities ranging from 2005 to 2010. The Company has bank lines of credit aggregating $260.7 million, of which $11.0 million was borrowed and outstanding, and $90.3 million was committed to standby letters of credit as of December 31, 2004. The remaining $159.4 million was available for future borrowings, subject to covenant limitations. Included in the lines of credit are several regional facilities and a multi-currency facility in the amount of $225 million governed by agreements between the Company and a syndicate of banks. In September 2003, the Company amended its former domestic facility to, among other things, base covenants on the financials of domestic and foreign subsidiaries, extend the facility maturity date to September 2006 and reduce capacity from $270 million to $205 million. In October 2003, the facility capacity was increased to $225 million. The facility bears interest, at the Company’s option, at a rate equal to either (a) the greater of the bank’s prime rate or the federal fund’s rate plus 0.5% or (b) the London Interbank Offered Rate plus a margin equal to 1.0% to 2.5%, depending upon the ratio of total funded debt-to-earnings before interest, taxes, depreciation and amortization (“EBITDA”) as defined in the facility. The Company pays a facility fee, depending upon the ratio of total funded debt to EBITDA, equal to 0.25% to 0.50% of the capacity. The facility includes restrictive covenants that limit the Company’s ability to incur additional indebtedness, encumber its assets, sell its assets, or pay dividends. There are no required payments prior to the expiration of the facility. The Company’s facility and promissory notes are secured by the stock of the Company’s major subsidiaries. The facility requires that LII annually and quarterly deliver financial statements, as well as compliance certificates, to the banks within a specified period of time.

      On May 8, 2002, the Company issued $143.8 million of 6.25% convertible subordinated notes (“Notes”), maturing June 1, 2009, and received proceeds totaling approximately $139 million after debt issuance costs. Interest is payable semi-annually on June 1 and December 1 of each year. Each $1,000 Note is convertible into 55.29 shares of Common Stock. Redemption can occur at the Company’s option beginning in June 2005 if the market price of the Company’s Common Stock has exceeded $23.52 per share during specified periods and at the option of the Note holders if the market price of the Company’s Common Stock has exceeded $19.90 per share during specified periods or if the market price of the Notes is less than 95% of the market price of the stock multiplied by 55.29. The Notes are junior in right of payment to all our existing and future senior indebtedness, and are structurally subordinated to all liabilities of our subsidiaries, including trade payables, lease commitments and money borrowed. Under the Registration Rights Agreement, dated as of May 8, 2002 (the “Registration Rights Agreement”), between LII, UBS Warburg LLC and the other initial purchasers relating to the Notes, LII agreed that during the two-year period from the date of issuance of the Notes (May 8, 2002), LII would file with the SEC a registration statement on the Notes and cause the registration statement to be declared effective and usable for the offer and sale of the Notes. The delay in filing of LII’s Annual Report on Form 10-K for 2003 caused a default on April 29, 2004 under the Registration Rights Agreements (the “Default Date”) since the registration statement ceased to be effective through May 8, 2004 (a “Registration Default”). Upon a Registration Default, LII became contractually obligated to pay an additional 0.25% per annum interest (“Liquidated Damages”) from the Default Date until the second anniversary of the issuance of the Notes. As of May 8, 2004, LII was no longer in default with no further Liquidated Damages required. LII paid approximately $32,000 in Liquidated Damages on June 1, 2004.
      Summarized below are LII’s long-term payment obligations as of December 31, 2004 (amounts shown in millions):

	Payments Due by Period

		1 Year	2-3	4-5	After
	Total	or Less	Years	Years	5 Years

Long-term debt and capital leases	$304.5	$36.4	$27.7	$205.3	$35.1
Operating leases	165.0	43.8	48.2	18.8	54.2
Purchase obligations	63.9	63.9	—	—	—

Total contractual obligations	$533.4	$144.1	$75.9	$224.1	$89.3

      Purchase obligations consist of copper and aluminum commitments. The above table does not include retirement, postretirement and warranty liabilities because it is not certain when these liabilities will become due. See Notes 2 and 11 of the Notes to the Company’s Consolidated Financial Statements for additional information.
      LII, in addition to the revolving and term loans described above, utilizes two other types of financing in the course of funding its operations:

Trade accounts receivable are sold on a non-recourse basis to third parties. The sales are reported as a reduction of the asset “Accounts and notes receivable, net” in the Consolidated Balance Sheets. As of December 31, 2004 and December 31, 2003, respectively, LII had not sold any, of such accounts receivable. The receivables are sold at a discount from face value, and this discount aggregated $2.3 million in 2004 and $2.9 million in 2003. The discount expense is shown as a component of selling, general and administrative expense in the Consolidated Statements of Operations.

LII also leases real estate and machinery and equipment pursuant to leases, that properly are not capitalized on the balance sheet under Generally Accepted Accounting Principles (“GAAP”), including high-turnover equipment such as autos and service vehicles and short-lived equipment such as personal computers. These operating leases generated rent expense of approximately $55.3 million, $55.9 million and $66.8 million in the years 2004, 2003 and 2002, respectively.
      LII’s domestic revolving and term loans contain certain financial covenant restrictions. As of December 31, 2004, LII was in compliance with all covenant requirements and LII believes that cash flow from operations, as well as available borrowings under its revolving credit facility and other sources of funding will be sufficient to fund its operations for the foreseeable future. LII periodically reviews it’s capital structure, including it’s primary bank facility to ensure that adequate liquidity exists.
Market Risk
      LII’s results of operations can be affected by changes in exchange rates. Net sales and expenses in currencies other than the United States dollar are translated into United States dollars for financial reporting purposes based on the average exchange rate for the period. During 2004, 2003 and 2002, net sales from outside the United States represented 24.4%, 23.5% and 21.5%, respectively, of total net sales. Historically, foreign currency transaction gains (losses) have not had a material effect on LII’s overall operations. The impact of a 10% change in exchange rates on income from operations is estimated to be approximately $3.9 million.
      The Company’s results of operations can be affected by changes in interest rates due to variable rates of interest on the revolving credit facilities. A 10% change in interest rates would not be material to the Company’s results of operations.
      The Company enters into commodity futures contracts to stabilize prices expected to be paid for raw materials and parts containing high copper and aluminum content. These contracts are for quantities equal to, or less than, quantities expected to be consumed in future production. As of December 31, 2004, LII was committed for 28.6 million pounds of aluminum and 29.7 million pounds of copper under such arrangements through December 2005. The forward purchase contracts qualify as derivatives and the net fair value of these contracts was an asset of $10.3 million as of December 31, 2004. Accordingly, the Company has designated these derivative contracts as a cash flow hedge and has recorded an unrealized gain of $6.5 million, net of tax provision of $3.8 million, in the Accumulated Other Comprehensive Gain (Loss) component of stockholders’ equity. The impact of a 10% change in commodity prices on the Company results from operations is estimated to be approximately $28.8 million, absent any other contravening actions.
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

Product Warranties
      A liability for estimated warranty expense is established by a charge against operations at the time the products are sold. The subsequent costs incurred for warranty claims serve to reduce the product warranty liability. The Company recorded warranty expense of $28.2 million, $24.1 million and $25.4 million for the years ended December 31, 2004, 2003 and 2002, respectively.

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
      Total liabilities for estimated warranty expense are $71.0 million and $65.4 million as of December 31, 2004 and 2003, respectively, and are included in the following captions on the accompanying Consolidated Balance Sheets (in millions):

	December 31,

	2004	2003

Accrued expenses	$26.8	$26.2
Other liabilities	44.2	39.2

	$71.0	$65.4

      The changes in the carrying amount of the Company’s total warranty liabilities for the years ended December 31, 2004 and 2003 are as follows (in millions):

Total warranty liability at December 31, 2002	$61.6
Payments made in 2003	(20.3)
Changes resulting from issuance of new warranties	24.1

Total warranty liability at December 31, 2003	$65.4
Payments made in 2004	(22.6)
Changes resulting from issuance of new warranties	26.1
Changes in estimates associated with pre-existing warranties	2.1

Total warranty liability at December 31, 2004	$71.0

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
      As a result of the annual impairment tests required by SFAS No. 142, the Company recorded an impairment charge in the first quarter of 2004 associated with its Service Experts segment. This impairment charge reflects the segment’s performance below management’s expectations and management’s decision to divest of 48 centers that no longer match the realigned Service Experts business model (see Note 6). The Company estimated the fair value of its Service Experts segment using the income method of valuation, which includes the use of estimated discounted cash flows. Based on the comparison, the carrying value of Service Experts exceeded its fair value. Accordingly, the Company performed the second step of the test, comparing the implied fair value of Service Experts goodwill with the carrying amount of that goodwill. Based on this assessment, the Company recorded a non-cash impairment charge of $208.0 million ($184.8 million, net of tax), which is included as a component of operating income in the accompanying Consolidated Statements of Operations. The Company also recognized a $14.8 million ($13.2 million, net of tax) goodwill impairment charge arising from goodwill allocated to centers held for sale and a $3.1 million pre-tax impairment charge related to property, plant and equipment. These amounts are included as a part of loss from discontinued operations in the accompanying Consolidated Statements of Operations.

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

Pensions and Postretirement Benefits
      The Company has domestic and foreign pension plans covering essentially all employees. The Company also maintains an unfunded postretirement benefit plan, which provides certain medical and life insurance benefits to eligible employees. The pension plans are accounted for under provisions of SFAS No. 87, “Employers’ Accounting for Pensions.” The postretirement benefit plan is accounted for under the provisions of SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions” (“FAS 106”). In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”) was signed into law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In May 2004, Financial Accounting Standards Board Staff Position No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” was issued and it permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act. The Company has elected not to reflect the changes in the Act in its 2004 financials as the effects of the Act are not a significant event that calls for remeasurement under FAS 106. Therefore, the accumulated postretirement benefit obligation and net postretirement benefit costs in the financial statements and footnote do not reflect the effects of the Act on the Company’s plans.
      The benefit plan assets and liabilities included in the Company’s financial statements and associated notes reflect management’s assessment as to the long-range performance of its benefit plans. These assumptions are listed below:

	Pension Benefits		Other Benefits

	2004	2003	2004	2003

Weighted-average assumptions as of December 31:
Discount rate	5.75%	6.00%	5.75%	6.00%
Expected return on plan assets	8.75	8.75	—	—
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
      The Company utilizes the services of a third party actuary to assist in the determination of its self-insurance expense and liabilities. The expense and liabilities are determined based on historical company claims information, as well as industry factors and trends in the level of such claims and payments.
      The Company’s self-insurance reserves, calculated on an undiscounted basis, as of December 31, 2004, represent the best estimate of the future payments to be made on losses reported and unreported for 2004 and prior years. The majority of the Company’s self-insured risks (excluding Auto and Physical Liability) have relatively long payout patterns. The Company’s accounting policy is not to discount its self-insurance reserves. The Company maintains safety and manufacturing programs that are designed to improve the safety and effectiveness of its business processes, and as a result reduce the level and severity of its various self-insurance risks.
      The Company’s reserves for self-insurance risks total $54.1 million and $51.8 million at December 31, 2004 and 2003, respectively. Actual payments for claims reserved at December 31, 2004 may vary depending on various factors including the development and ultimate settlement of reported and unreported claims.
Recent Accounting Pronouncements
      In November 2004, the FASB issued SFAS 151, “Inventory Cost — an amendment of ARB No. 43, Chapter 4.” SFAS 151 clarifies the accounting for abnormal amounts of idle facility expenses, freight, handling costs, and spoilage. It also requires that allocation of fixed production overheads to inventory be based on the normal capacity of production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is evaluating the provisions of this standard to determine the effects, if any, on the financial statements.
      In December 2004, the FASB issued SFAS 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which revises SFAS 123, “Accounting for Stock-Based Compensation.” SFAS 123R also supersedes APB 25, “Accounting for Stock Issued to Employees,” and amends SFAS 95, “Statement of Cash Flows.” SFAS 123R requires the fair value of all share-based payments to employees, including the fair value of grants of employee stock options, be recognized in the income statement, generally over the option vesting period. SFAS 123R must be adopted no later than July 1, 2005. Early adoption is permitted.

      SFAS 123R permits adoption of its requirements using one of two transition methods:

1. A modified prospective transition method in which compensation cost is recognized beginning with the effective date (a) for all share-based payments granted after the effective date and (b) for all awards granted to employees prior to the effective date that remain unvested on the effective date, (or)

2. A modified retrospective transition method which includes the requirements of the method described above, but also permits restatement of financial statements based on the amounts previously disclosed under SFAS 123’s pro forma disclosure requirements either for (a) all prior periods presented or (b) prior interim periods of the year of adoption.
      The Company is currently evaluating the timing and manner in which it will adopt SFAS 123R.
Subsequent Events
      On February 25, 2005, the Board of Directors of LII appointed Richard L. Thompson to the new position of Vice Chairman of the Board. Mr. Thompson has been a member of the Company’s Board of Directors since 1993.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      The information required by this item is included under Item 7 above.

Item 8.	Financial Statements and Supplementary Data
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
      Management of Lennox International Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles.
      The Company’s internal control over financial reporting is supported by written policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the Company’s transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
      Because of it inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In connection with the preparation of the Company’s annual consolidated financial statements, management has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.
      Based on this assessment, management has concluded that as of December 31, 2004, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
      KPMG LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this report, has issued an attestation report on management’s assessment of internal control over financial reporting, a copy of which appears on the next page of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
     Lennox International Inc.:
      We have audited management’s assessment, included in the accompanying Management’s Report On Internal Control Over Financial Reporting, that Lennox International Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Lennox International Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that Lennox International Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Lennox International Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lennox International Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 15, 2005 expressed an unqualified opinion on those consolidated financial statements.
KPMG LLP
Dallas, Texas
March 15, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of
     Directors of Lennox International Inc.:
      We have audited the accompanying consolidated balance sheets of Lennox International Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lennox International Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement schedule for the years ended December 31, 2004, 2003 and 2002, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
      As discussed in Note 2 (under the heading “Goodwill and Other Intangible Assets”) to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in 2002 to conform to Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Lennox International Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
KPMG LLP
Dallas, Texas
March 15, 2005

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 31, 2004 and 2003
(In millions, except share data)

	As of December 31,

	2004	2003

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$60.9	$76.1
Accounts and notes receivable, net	472.5	416.6
Inventories	247.2	214.1
Deferred income taxes	13.1	33.4
Other assets	45.9	37.0
Assets held for sale	5.1	88.8

Total current assets	844.7	866.0
PROPERTY, PLANT AND EQUIPMENT, net	234.0	229.6
GOODWILL, net	225.4	432.5
DEFERRED INCOME TAXES	82.8	65.0
OTHER ASSETS	131.7	127.0

TOTAL ASSETS	$1,518.6	$1,720.1

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Short-term debt	$6.0	$3.6
Current maturities of long-term debt	36.4	21.4
Accounts payable	237.0	247.3
Accrued expenses	286.3	279.1
Income taxes payable	14.6	35.3
Liabilities held for sale	3.7	28.6

Total current liabilities	584.0	615.3
LONG-TERM DEBT	268.1	337.3
POSTRETIREMENT BENEFITS, OTHER THAN PENSIONS	14.2	13.8
PENSIONS	105.5	94.1
OTHER LIABILITIES	73.9	81.9

Total liabilities	1,045.7	1,142.4

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 200,000,000 shares authorized, 66,367,987 shares and 64,247,203 shares issued for 2004 and 2003, respectively	0.7	0.6
Additional paid-in capital	454.1	420.4
Retained earnings	66.8	224.4
Accumulated other comprehensive loss	0.7	(18.4)
Deferred compensation	(18.2)	(18.2)
Treasury stock, at cost, 3,044,286 shares and 3,043,916 shares for 2004 and 2003 respectively	(31.2)	(31.1)

Total stockholders’ equity	472.9	577.7

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,518.6	$1,720.1

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2004, 2003, and 2002
(In millions, except per share data)

	For the Years Ended December 31,

	2004	2003	2002

NET SALES	$2,982.7	$2,789.9	$2,727.4
COST OF GOODS SOLD	1,985.2	1,846.6	1,861.3

Gross Profit	997.5	943.3	866.1
OPERATING EXPENSES:
Selling, general and administrative expense	826.1	783.6	764.9
Goodwill impairment	208.0	—	—
(Gains) losses and other expenses	—	1.9	(7.9)
Restructurings	—	—	7.8

Operational (loss) income from continuing operations	(36.6)	157.8	101.3
INTEREST EXPENSE, net	27.2	28.4	31.6
OTHER INCOME	(0.8)	(2.4)	(0.9)

(Loss) income from continuing operations before income taxes and cumulative effect of accounting change	(63.0)	131.8	70.6
PROVISION FOR INCOME TAXES	30.5	45.1	32.2

(Loss) income from continuing operations before cumulative effect of accounting change	(93.5)	86.7	38.4

DISCONTINUED OPERATIONS:
Loss (income) from operations of discontinued operations	38.9	0.1	(7.9)
Income tax (benefit) provision	(9.3)	0.2	1.9
Loss on disposal of discontinued operations	14.9	—	—
Income tax benefit	(3.6)	—	—

Loss (income) from discontinued operations	40.9	0.3	(6.0)

CUMULATIVE EFFECT OF ACCOUNTING CHANGE	—	—	247.9

Net (loss) income	$(134.4)	$86.4	$(203.5)

(LOSS) INCOME PER SHARE FROM CONTINUING OPERATIONS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE:
Basic	$(1.56)	$1.49	$0.67
Diluted	$(1.56)	$1.36	$0.66
(LOSS) INCOME PER SHARE FROM DISCONTINUED OPERATIONS:
Basic	$(0.68)	$(0.01)	$0.11
Diluted	$(0.68)	$—	$0.09
CUMULATIVE EFFECT OF ACCOUNTING CHANGE PER SHARE:
Basic	$—	$—	$(4.33)
Diluted	$—	$—	$(3.86)
NET (LOSS) INCOME PER SHARE:
Basic	$(2.24)	$1.48	$(3.55)
Diluted	$(2.24)	$1.36	$(3.11)
The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2004, 2003 and 2002
(In millions, except per share data)

	Common Stock
			Additional				Treasury	Total
	Shares		Paid-In	Retained	Accumulated Other	Deferred	Stock at	Stockholders’	Comprehensive
	Issued	Amount	Capital	Earnings	Comp (Loss) Gain	Compensation	Cost	Equity	Income (Loss)

BALANCE AT DECEMBER 31, 2001	60.7	$0.6	$372.9	$385.5	$(68.6)	$(6.0)	$(30.4)	$654.0	—
Net loss	—	—	—	(203.5)	—	—	—	(203.5)	$(203.5)
Dividends, $0.38 per share	—	—	—	(21.8)	—	—	—	(21.8)	—
Foreign currency translation adjustments	—	—	—	—	17.0	—	—	17.0	17.0
Minimum pension liability adjustments, net of tax provision of $17.3	—	—	—	—	(29.4)	—	—	(29.4)	(29.4)
Deferred compensation	—	—	(1.7)	—	—	(15.2)	(0.3)	(17.2)	—
Derivatives, net of tax provision of $1.3	—	—	—	—	2.3	—	—	2.3	2.3
Common stock issued	2.4	—	29.3	—	—	—	—	29.3	—
Tax benefits of stock compensation	—	—	2.9	—	—	—	—	2.9	—

Comprehensive loss		—	—	—	—	—	—	—	$(213.6)

BALANCE AT DECEMBER 31, 2002	63.1	$0.6	$403.4	$160.2	$(78.7)	$(21.2)	$(30.7)	$433.6
Net income	—	—	—	86.4	—	—	—	86.4	$86.4
Dividends, $0.38 per share	—	—	—	(22.2)	—	—	—	(22.2)	—
Foreign currency translation adjustments	—	—	—	—	63.7	—	—	63.7	63.7
Minimum pension liability adjustments, net of tax provision of $0.7	—	—	—	—	(5.2)	—	—	(5.2)	(5.2)
Deferred compensation	—	—	3.1	—	—	3.0	(0.4)	5.7	—
Derivatives, net of tax provision of $0.9	—	—	—	—	1.8	—	—	1.8	1.8
Common stock issued	1.3	—	12.5	—	—	—	—	12.5	—
Tax benefits of stock compensation	—	—	1.4	—	—	—	—	1.4	—

Comprehensive income	—	—	—	—	—	—	—	—	$146.7

BALANCE AT DECEMBER 31, 2003	64.4	$0.6	$420.4	$224.4	$(18.4)	$(18.2)	$(31.1)	$577.7
Net loss	—	—	—	(134.4)	—	—	—	(134.4)	$(134.4)
Dividends, $0.385 per share	—	—	—	(23.2)	—	—	—	(23.2)	—
Foreign currency translation adjustments	—	—	—	—	23.0	—	—	23.0	23.0
Minimum pension liability adjustments, net of tax provision of $4.4	—	—	—	—	(9.0)	—	—	(9.0)	(9.0)
Deferred compensation	—	—	7.9	—	—	—	—	7.9	—
Derivatives, net of tax provision of $2.9	—	—	—	—	5.1	—	—	5.1	5.1
Common stock issued	2.0	0.1	20.3	—	—	—	(0.1)	20.3	—
Tax benefits of stock compensation	—	—	5.5	—	—	—	—	5.5	—

Comprehensive loss	—	—	—	—	—	—	—	—	$(115.3)

BALANCE AT DECEMBER 31, 2004	66.4	$0.7	$454.1	$66.8	$0.7	$(18.2)	$(31.2)	$472.9

The accompanying notes are an integral part of these consolidated financial statements

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2004, 2003 and 2002
(In millions)

	For the Years Ended
	December 31,

	2004	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(134.4)	$86.4	$(203.5)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Minority interest and equity in unconsolidated affiliates	(8.1)	(5.2)	(4.1)
Non-cash impairments and cumulative effect of accounting change	225.9	—	247.9
Depreciation and amortization	42.6	46.1	53.9
Non-cash restructuring charges	—	—	1.5
Deferred income taxes	3.2	(0.2)	(9.8)
Loss (gain) from discontinued operations	23.0	0.3	(6.0)
Other (gains) losses and expenses	13.7	13.2	(3.5)
Changes in assets and liabilities, net of effects of acquisitions and divestitures —
Accounts and notes receivable	(57.3)	(145.2)	(39.3)
Inventories	(28.3)	(0.8)	52.6
Other current assets	(8.0)	(2.2)	23.3
Accounts payable	(15.4)	1.5	12.0
Accrued expenses	2.4	19.6	11.7
Income taxes payable and receivable	(6.4)	23.8	5.6
Long-term warranty, deferred income and other liabilities	9.3	20.1	8.5
Net cash (used in) provided by operating activities from discontinued operations	(6.3)	(1.9)	16.7

Net cash provided by operating activities	55.9	55.5	167.5

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the disposal of property, plant and equipment	1.5	10.2	4.0
Purchases of property, plant and equipment	(40.3)	(39.7)	(22.4)
Dividend from affiliates	2.8	—	—
Proceeds from disposal of businesses and investments	23.3	8.9	55.8
Additional investment in affiliates	(3.7)	(0.6)	(4.7)

Net cash (used in) provided by investing activities	(16.4)	(21.2)	32.7

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term borrowings (repayments)	2.0	(6.8)	(16.3)
Proceeds of long-term debt	0.2	—	—
Repayments of long-term debt	(56.5)	(15.4)	(57.0)
Revolving long-term borrowings	2.0	3.0	(212.7)
Proceeds from issuance of long-term debt	—	—	143.8
Sales of common stock	20.4	12.5	10.0
Repurchases of common stock	(0.1)	(0.4)	(0.3)
Payments of deferred finance costs	(0.3)	(2.7)	(5.9)
Cash dividends paid	(22.8)	(22.1)	(21.7)

Net cash used in financing activities	(55.1)	(31.9)	(160.1)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(15.6)	2.4	40.1
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	0.4	(0.7)	(0.1)

CASH AND CASH EQUIVALENTS, beginning of year	76.1	74.4	34.4

CASH AND CASH EQUIVALENTS, end of year	$60.9	$76.1	$74.4

Supplementary disclosures of cash flow information:
Cash paid during the year for:
Interest	$29.7	$30.1	$32.1

Income taxes (net of refunds)	$17.4	$9.1	$17.3

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2004, 2003 and 2002

1.	Nature of Operations:
      Lennox International Inc., a Delaware corporation, and subsidiaries (the “Company” or “LII”), is a global designer, manufacturer and marketer of a broad range of products for the heating, ventilation, air conditioning and refrigeration (“HVACR”) markets. The Company participates in four reportable business segments of the HVACR industry. The first reportable segment is Residential Heating & Cooling, in which LII manufactures and markets a full line of heating, air conditioning and Hearth Products for the residential replacement and new construction markets in the United States and Canada. The second reportable segment is Commercial Heating & Cooling, in which LII manufactures and sells rooftop products and related equipment for commercial applications. Combined, the Residential Heating & Cooling and Commercial Heating & Cooling reportable business segments form LII’s heating and cooling business. The third reportable segment is Service Experts, which includes sales and installation of, and maintenance and repair services for HVAC equipment by LII-owned service centers in the United States and Canada. The fourth reportable segment is Refrigeration, which consists of the manufacture and sale of unit coolers, condensing units and other commercial refrigeration products. Prior to August 2002, the Company operated a Heat Transfer segment that manufactured and sold evaporator and condenser coils, copper tubing and related manufacturing equipment to original equipment manufacturers and other specialty purchasers on a global basis. In August 2002, the Company formed joint ventures with Outokumpu Oyj (“Outokumpu”) of Finland by selling to Outokumpu a 55% interest in the Company’s heat transfer businesses for approximately $55 million in cash and notes. The Company accounts for its remaining 45% interest using the equity method of accounting and includes such amounts in the “Corporate and other “segment. See Note 3 for financial information regarding the Company’s reportable segments.
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

Cash and Cash Equivalents
      The Company considers all highly liquid temporary investments with original maturity dates of three months or less to be cash equivalents. Cash and cash equivalents of $60.9 million and $76.1 million at December 31, 2004 and 2003, respectively, consisted of cash and overnight repurchase agreements and of investment grade securities and are stated at cost, which approximates fair value. The Company earned interest income of $5.0 million, $3.5 million and $2.0 million for the years ended December 31, 2004, 2003 and 2002, respectively, which is included in interest expense, net in the accompanying Consolidated Statements of Operations.
      As of December 31, 2004 and 2003, $19.8 million and $28.6 million, respectively, of cash and cash equivalents were restricted primarily due to outstanding letters of credit related to the Company’s captive insurance plan.

Accounts and Notes Receivable
      Accounts and notes receivable have been shown net of an allowance for doubtful accounts of $18.5 million and $15.6 million, as of December 31, 2004 and 2003, respectively. The Company has no significant credit risk concentration among its diversified customer base.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories
      Inventory costs include material, labor, depreciation and plant overhead. Inventories of $121.2 million and $93.3 million in 2004 and 2003, respectively, are valued at the lower of cost or market using the last-in, first-out (LIFO) cost method. The remaining portion of the inventory is valued at the lower of cost or market with cost being determined either on the first-in, first-out (FIFO) basis or average cost.

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

Investments in Affiliates
      Investments in affiliates in which the Company does not exercise control and has a 20% or more voting interest are accounted for using the equity method of accounting. If the fair value of an investment in an affiliate is below its carrying value and is deemed to be other than temporary, the difference from the carrying value is charged to earnings.
      Investments in affiliated companies accounted for under the equity method consist of 45% common stock ownership interest in Outokumpu Heatcraft, a joint venture engaged in the manufacture and sale of heat transfer components, primarily coils; a 24.5% common stock ownership interest in Alliance, a joint venture engaged in the manufacture and sale of compressors; and a 50% common stock ownership in Frigus-Bohn, a Mexican joint venture that produces unit coolers and condensing units. The Company also owns a 20% common stock ownership interest in Kulthorn Kirby Public Company Limited, a Thailand company engaged in the manufacture of compressors for refrigeration applications. The Company had been accounting for its investment in Kulthorn Kirby Public Company Limited as a marketable equity security investment. In October 2004, the Company purchased an additional 1.3% common stock interest for approximately $1.5 million. The Company has adjusted prior years information to reflect the change to equity accounting. The change increased prior year earnings of affiliates by $2.0 million and $1.5 million in 2003 and 2002, respectively, and also increased the Company’s stockholders’ equity by $5.4 million in 2003, $3.3 million in 2002 and $1.7 million in 2001. The Company has recorded $9.1 million, $6.8 million and $4.5 million of equity in the earnings of these affiliates for the years ended December 31, 2004, 2003 and 2002, respectively, and has included these amounts in SG&A in the accompanying Consolidated Statements of Operations. The carrying amount of investments in affiliates as of December 31, 2004 and 2003 is $63.0 million and $52.6 million, respectively, and is included in long-term Other Assets in the accompanying Consolidated Balance Sheets.

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
      As a result of the annual impairment tests required by SFAS No. 142, the Company recorded an impairment charge in the first quarter of 2004 associated with its Service Experts segment. This impairment charge reflects the segment’s performance below management’s expectations and management’s decision to divest of 48 centers that no longer match the realigned Service Experts business model (see Note 6). The Company estimated the fair value of its Service Experts segment using the income method of valuation, which includes the use of estimated discounted cash flows. Based on the comparison, the carrying value of Service Experts exceeded its fair value. Accordingly, the Company performed the second step of the test, comparing the implied fair value of Service Experts goodwill with the carrying amount of that goodwill. Based on this assessment, the Company recorded a non-cash impairment charge of $208.0 million ($184.8 million, net of tax), which is included as a component of operating income in the accompanying Consolidated Statements of Operations. The Company also recognized a $14.8 million ($13.2 million, net of tax) goodwill impairment charge arising from goodwill allocated to centers held for sale and a $3.1 million pre-tax impairment charge related to property, plant and equipment. These amounts are included as a part of loss from discontinued operations in the accompanying Consolidated Statements of Operations.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Shipping and Handling
      Shipping and handling costs are included as part of Selling, General and Administrative Expense in the accompanying Consolidated Statements of Operations in the following amounts (in millions):

For the Years Ended December 31,

2004	2003	2002

$139.4	$127.3	$122.0

Product Warranties
      A liability for estimated warranty expense is established by a charge against operations at the time products are sold. The subsequent costs incurred for warranty claims serve to reduce the product warranty liability. The Company recorded warranty expense of $28.2 million, $24.1 million and $25.4 million for the years ended December 31, 2004, 2003 and 2002, respectively.
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
      Total liabilities for estimated warranty expense are $71.0 million and $65.4 million as of December 31, 2004 and 2003, respectively, and are included in the following captions on the accompanying Consolidated Balance Sheets (in millions):

	December 31,

	2004	2003

Accrued expenses	$26.8	$26.2
Other Liabilities	44.2	39.2

	$71.0	$65.4

      The changes in the carrying amount of the Company’s total warranty liabilities for the years ended December 31, 2004 and 2003 are as follows (in millions):

Total warranty liability at December 31, 2002	$61.6
Payments made in 2003	(20.3)
Changes resulting from issuance of new warranties	24.1

Total warranty liability at December 31, 2003	$65.4
Payments made in 2004	(22.6)
Changes resulting from issuance of new warranties	26.1
Changes in estimated associated with pre-existing warranties	2.1

Total warranty liability at December 31, 2004	$71.0

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

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      The following table illustrates the pro-forma effect on net income and earnings per share as if the Company had used the fair-value-based accounting method for stock compensation expense described by SFAS No. 123 (in millions, except per share data):

	For the Year Ending December 31,

	2004	2003	2002

Net (loss) income, as reported	$(134.4)	$86.4	$(203.5)
Add: Reported stock-based compensation expense, net of taxes	7.5	4.0	1.3
Deduct: Fair-value-based compensation expense, net of taxes	(10.0)	(9.1)	(2.9)

Net (loss) income, pro-forma	$(136.9)	$81.3	$(205.1)

Earnings per share:
Basic, as reported	$(2.24)	$1.48	$(3.55)
Basic, pro-forma	$(2.28)	$1.39	$(3.58)
Diluted, as reported	$(2.24)	$1.36	$(3.11)
Diluted, pro-forma	$(2.28)	$1.28	$(3.14)

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Research and Development
      Research and development costs are expensed as incurred. The Company expended approximately $37.6 million, $38.0 million and $38.2 million for the years ended December 31, 2004, 2003 and 2002, respectively, for research and product development activities. Research and development costs are included in Selling, General and Administrative Expense on the accompanying Consolidated Statements of Operations.

Advertising
      The costs of advertising, promotion and marketing programs are charged to operations in the period incurred. Expense relating to advertising, promotions and marketing programs was $68.4 million, $72.4 million and $69.1 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Translation of Foreign Currencies
      All assets and liabilities of foreign subsidiaries and joint ventures are translated into United States dollars using rates of exchange in effect at the balance sheet date. Revenues and expenses are translated at average exchange rates during the respective years. The unrealized translation gains and losses are included in accumulated other comprehensive income. Transaction gains included in Other Income in the accompanying Consolidated Statements of Operations were $1.8 million, $4.2 million and $1.2 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Derivatives
      Derivative financial instruments are recognized as either assets or liabilities in the balance sheet and are carried at fair value. Changes in fair value of these instruments are recognized periodically in earnings or stockholders’ equity depending on the intended use of the instrument. Gains or losses arising from the changes in the fair value of derivatives designated as fair value hedges are recognized in earnings. Gains or losses arising from the changes in the fair value of derivatives designated as cash flow hedges are initially reported as a component of other comprehensive income and later classified into cost of goods sold in the period in which the hedged item also affects earnings. The Company hedges its exposure to the fluctuation on the prices paid for copper and aluminum metals by purchasing futures contracts on these metals. Gains or losses recognized on the closing of these contracts adjust the cost of the physical deliveries of these metals. Quantities covered by these commodity futures contracts are for less than actual quantities expected to be purchased. As of December 31, 2004, the Company had metals futures contracts maturing at various dates to December 31, 2005, for which the fair value was an asset of $10.3 million. These are hedges of forecasted transactions, and are considered cash flow hedges. Accordingly, the Company has recorded an unrealized gain of $6.5 million, net of tax provision of $3.8 million, in the Accumulated Other Comprehensive Loss component of stockholders’ equity. This deferred gain will be reclassified into the cost of inventory as the commodity futures contracts settle, all of which will happen within the next twelve months. Hedge ineffectiveness was immaterial for 2004 and 2003.

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

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The Company’s basis of organization and the differences in the nature of products or services (as more fully described in Note 1), were the factors used in determining the Company’s reportable segments. Financial information about the Company’s reportable business segments is as follows (in millions):

	For the Years Ended December 31,

	2004	2003	2002

Net Sales
Residential	$1,419.8	$1,358.7	$1,249.1
Commercial	580.8	508.4	442.4

Heating & Cooling	2,000.6	1,867.1	1,691.5
Service Experts	611.7	611.3	613.8
Refrigeration	444.7	387.2	363.8
Corporate and other(a)	—	—	129.3
Eliminations	(74.3)	(75.7)	(71.0)

	$2,982.7	$2,789.9	$2,727.4

Segment Profit (Loss)
Residential	$169.7	$152.1	$110.4
Commercial	51.2	38.0	20.8

Heating & Cooling	220.9	190.1	131.2
Service Experts	(2.2)	1.0	(0.2)
Refrigeration	42.7	36.2	36.1
Corporate and other(a)	(91.6)	(69.0)	(64.6)
Eliminations	1.6	1.4	(1.3)

Segment Profit	171.4	159.7	101.2
Reconciliation to (Loss) income before income taxes and cumulative effect of accounting change:
Goodwill impairment	208.0	—	—
(Gains) losses and other expenses	—	1.9	(7.9)
Restructurings	—	—	7.8
Interest Expense, net	27.2	28.4	31.6
Other Income	(0.8)	(2.4)	(0.9)

	$(63.0)	$131.8	$70.6

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of December 31,

	2004	2003

Total Assets
Residential	$512.0	$461.4
Commercial	244.0	212.4

Heating & Cooling	756.0	673.8
Service Experts	187.8	398.6
Refrigeration	323.9	306.6
Corporate and other(a)	258.2	267.1
Eliminations	(12.4)	(14.8)

Segment assets	1,513.5	1,631.3
Discontinued operations (Note 6)	5.1	88.8

	$1,518.6	$1,720.1

	For the Years Ended December 31,

	2004	2003	2002

Capital Expenditures
Residential	$24.0	$19.8	$8.6
Commercial	5.5	8.5	3.0

Heating & Cooling	29.5	28.3	11.6
Service Experts	1.3	2.5	—
Refrigeration	5.7	6.6	4.6
Corporate and other(a)	3.8	2.3	6.2

	$40.3	$39.7	$22.4

	For the Years Ended December 31,

	2004	2003	2002

Depreciation and Amortization
Residential	$18.6	$16.8	$17.2
Commercial	4.9	4.9	5.0

Heating & Cooling	23.5	21.7	22.2
Service Experts	3.4	5.7	6.6
Refrigeration	8.2	8.4	9.0
Corporate and other(a)	7.5	10.3	16.1

	$42.6	$46.1	$53.9

(a)	In the third quarter of 2002, the Company formed joint ventures with Outokumpu by selling to Outokumpu a 55% interest in the Company’s Heat Transfer business segment for approximately $55 million in cash and notes. The Company accounts for its remaining 45% interest using the equity method of accounting and includes such amounts in the “Corporate and other” segment. The historical net sales, results of operations and total assets of the “Corporate and other” segment have been restated to include the portions of the Heat Transfer business segment that was sold to Outokumpu. The results of operations of the Heat Transfer business segment now presented in the “Corporate and other” segment was $(2.2) million for the year ended December 31, 2003. The historical net sales and results of

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operations of the Heat Transfer business segment now presented in the “Corporate and other” segment were $129.3 million and $(3.7) million for the year ended December 31, 2002.
      The following table sets forth certain financial information relating to the Company’s operations by geographic area based on the domicile of the Company’s operations (in millions):

	For the Years Ended December 31,

	2004	2003	2002

Net Sales to External Customers
United States	$2,254.8	$2,135.1	$2,140.4
Canada	272.7	260.2	223.1
International	455.2	394.6	363.9

Total net sales to external customers	$2,982.7	$2,789.9	$2,727.4

	As of December 31,

	2004	2003

Long-Lived Assets
United States	$414.5	$613.2
Canada	109.4	90.3
International	150.0	150.6

Total long-lived assets	$673.9	$854.1

4.	Inventories:
      Components of inventories are as follows (in millions):

	As of December 31,

	2004	2003

Finished goods	$174.1	$158.6
Repair parts	38.5	33.0
Work in process	9.2	7.6
Raw materials	71.4	62.5

	293.2	261.7
Excess of current cost over last-in, first-out cost	(46.0)	(47.6)

	$247.2	$214.1

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Property, Plant and Equipment:
      Components of property, plant and equipment are as follows (in millions):

	As of December 31,

	2004	2003

Land	$31.2	$29.7
Buildings and improvements	177.3	169.0
Machinery and equipment	479.3	467.1

Total	687.8	665.8
Less — accumulated depreciation	(453.8)	(436.2)

Property, plant and equipment, net	$234.0	$229.6

6.	Divestitures and Acquisitions:

Service Experts Discontinued Operations
      During the first fiscal quarter of 2004, the Company’s Board of Directors approved a plan to realign Service Experts dealer service centers to focus on service and replacement opportunities in the residential and light commercial markets. The Company identified 130 dealer service centers that will comprise the ongoing Service Experts business segment and has divested the remaining 48 centers (47 existing centers plus a branch of an ongoing center), in addition to a previous closure of four centers. The 48 centers that are no longer a part of the Service Experts business segment have been classified as a discontinued operation in the accompanying Statements of Operations. The related assets and liabilities for these centers are classified as “Assets Held For Sale” and “Liabilities Held For Sale” in the accompanying Consolidated Balance Sheets. The long-lived assets of these centers have been written down to estimated fair value less costs to sell. The Company has recorded non-cash pre-tax impairment losses in the loss from discontinued operations of $3.1 million related to property, plant and equipment and $14.8 million related to goodwill (see Note 18 for further discussion of goodwill), as a result of its decision to sell these service centers.
      A summary of net trade sales and pre-tax operating results for the years ended December 31, 2004 and 2003, and the major classes of assets and liabilities presented as held for sale at December 31, 2004, are detailed below (in millions):

	Discontinued
	Operations for the
	Year Ended
	December 31,

	2004	2003

Net trade sales	$228.9	$325.8
Pre-tax (loss) income operating results	(38.9)	(0.1)
Pre-tax loss on disposal of assets	(14.9)	—

December 31,
2004

Current assets	$5.1

Current liabilities	$3.7

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table details the Company’s pre-tax loss from discontinued operations for the year ended December 31, 2004, (in millions):

Year Ended
December 31,
2004

Goodwill impairment	$14.8
Impairment of property, plant and equipment	3.1
Operating loss	14.9
Other divestiture costs	6.1

Subtotal	38.9
Loss on disposal of centers	14.9

Total loss from discontinued operations	$53.8

      No specific reserves were created as a result of the turnaround plan. The Company anticipates additional expenses will be recorded during the first quarter of 2005; however, the total of such expenses is not expected to be material.
      The income tax benefit on discontinued operations was $12.9 million for the year ended December 31, 2004. The income tax benefit includes a $1.6 million income tax benefit related to the goodwill impairment. Cash proceeds from the sale of these centers and related tax effects are expected to more than offset the cash expenses of divestiture.

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

Heatcraft do Brasil S.A.
      In June 2002, the Company’s Lennox Global Ltd. subsidiary purchased the remaining 14% equity interest in Heatcraft do Brasil S.A., a Brazilian company that manufactures primarily commercial refrigeration equipment, for approximately $2.4 million.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

7.	Restructuring Charges:
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
      The $38.0 million restructuring charge consisted of asset impairments and estimates of future cash expenditures. Charges based on estimated cash expenditures are as follows (in millions):

					Balance
	Original	New	Cash	Other	December 31,
	Charge	Charges	Payments	Changes	2002

Severance and benefits	$4.8	$0.2	$(2.9)	$(2.1)	$—
Other exit costs	12.3	0.8	(12.5)	3.1	3.7

Total	$17.1	$1.0	$(15.4)	$1.0	$3.7

	Balance				Balance
	December 31,	New	Cash	Other	December 31,
	2002	Charges	Payments	Changes	2003

Other exit costs	$3.7	$—	$(3.6)	$—	$0.1

	Balance				Balance
	December 31,	New	Cash	Other	December 31,
	2003	Charges	Payments	Changes	2004

Other exit costs	$0.1	$—	$—	$—	$0.1

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
      Asset impairments included in the restructuring charge consisted of the following:

The restructuring charge recorded in 2001 included impairments of $6.6 million for long-lived assets, principally property, plant and equipment used in the operations of the closed service centers, $5.7 million in goodwill, $3.4 million for inventory write-downs (included as a component of cost of goods sold) and $5.2 million in accounts receivable. All asset impairment charges were related to assets included in the Service Experts reportable segment.

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
      A summary of the severance and other exit costs associated with the Manufacturing and Distribution Restructuring Program are included in the following table (in millions):

					Balance
	Original	New	Cash	Other	December 31,
	Charge	Charges	Payments	Changes	2002

Severance and benefits	$6.0	$3.4	$(7.7)	$0.3	$2.0
Other exit costs	3.4	1.1	(2.3)	(0.9)	1.3

Total	$9.4	$4.5	$(10.0)	$(0.6)	$3.3

	Balance				Balance
	December 31,	New	Cash	Other	December 31,
	2002	Charges	Payments	Changes	2003

Severance and benefits	$2.0	$0.3	$(1.3)	$(0.3)	$0.7
Other exit costs	1.3	—	(0.8)	—	0.5

Total	$3.3	$0.3	$(2.1)	$(0.3)	$1.2

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Balance				Balance
	December 31,	New	Cash	Other	December 31,
	2003	Charges	Payments	Changes	2004

Severance and benefits	$0.7	$—	$—	$0.1	$0.8
Other exit costs	0.5	—	(0.3)	—	0.2

Total	$1.2	$—	$(0.3)	$0.1	$1.0

      The original severance and benefits charge of $6.0 million primarily related to the termination of 250 hourly and 46 salaried employees in Canada. The $3.4 million of new charges represents the 2002 termination of 64 European Refrigeration, 49 Heat Transfer and other Australian personnel. The “Other exit costs” consist of $2.5 million for contractual lease obligations associated with the vacated corporate office lease space and the closed Australian manufacturing facility. Included in Restructurings in the accompanying Consolidated Statements of Operations for the year ended December 31, 2002 are $0.7 million of restructuring incomes associated with the subleasing of the vacated corporate office lease space. The cash obligations associated with these exit costs continue through 2005.
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
      A summary of the severance and other exit costs, recorded in the quarter ended September 30, 2002, associated with the Engineering Business Restructuring Program are included in the following table (in millions):

					Balance
	Original	New	Cash	Other	December 31,
	Charge	Charges	Payments	Changes	2002

Severance and benefits	$3.7	$—	$(3.1)	$0.3	$0.9
Other exit costs	2.8	—	(0.9)	0.2	2.1

Total	$6.5	$—	$(4.0)	$0.5	$3.0

	Balance				Balance
	December 31,	New	Cash	Other	December 31,
	2002	Charges	Payments	Changes	2003

Severance and benefits	$0.9	$—	$(0.9)	$—	$—
Other exit costs	2.1	—	(1.8)	—	0.3

Total	$3.0	$—	$(2.7)	$—	$0.3

	Balance				Balance
	December 31,	New	Cash	Other	December 31,
	2003	Charges	Payments	Changes	2004

Other exit costs	$0.3	$—	$(0.1)	$—	$0.2

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

8.	Long-Term Debt and Lines of Credit:
      Long-term debt at December 31 consists of the following (in millions):

	2004	2003

Floating rate revolving loans payable	$5.0	$3.0
6.25% convertible subordinate notes, payable in 2009	143.8	143.8
6.73% promissory notes, payable $11.1 annually, 2004 through 2008	44.4	55.5
7.06% promissory note, payable $10.0 annually in 2004 and 2005	—	20.0
6.56% promissory notes, payable in 2005	25.0	25.0
6.75% promissory notes, payable in 2008	50.0	50.0
8.00% promissory note, payable in 2010	35.0	35.0
7.75% promissory note, payable in 2005	—	25.0
Capitalized lease obligations and other	1.3	1.4

	304.5	358.7
Less current maturities	(36.4)	(21.4)

	$268.1	$337.3

      At December 31, 2004, the aggregate amounts of required principal payments on long-term debt are as follows (in millions):

2005	$36.4
2006	16.3
2007	11.4
2008	61.3
2009	144.0
Thereafter	35.1

$304.5

      The Company has bank lines of credit aggregating $260.7 million, of which $11.0 million was borrowed and outstanding, and $90.3 million was committed to standby letters of credit at December 31, 2004. The remaining $159.4 million was available for future borrowings, subject to financial covenant limitations. Included in the lines of credit are several regional facilities and a multi-currency facility in the amount of $225 million governed by agreements between the Company and a syndicate of banks. In September 2003, the Company amended its former domestic facility to, among other things, base covenants on the financials of domestic and foreign subsidiaries, extend the facility maturity date to September 2006 and reduce capacity from $270 million to $205 million. In October 2003, the facility capacity was increased to $225 million. The facility bears interest, at the Company’s option, at a rate equal to either (a) the greater of the bank’s prime rate or the federal funds rate plus 0.5% or (b) the London Interbank Offered Rate plus a margin equal to 1.0% to 2.5%, depending upon the ratio of total funded debt-to-earnings before interest, taxes, depreciation and amortization (“EBITDA”) as defined in the facility. The Company pays a facility fee, depending upon the

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
ratio of total funded debt to EBITDA, equal to 0.25% to 0.50% of the capacity. The facility includes restrictive covenants that limit the Company’s ability to incur additional indebtedness, encumber its assets, sell its assets, or pay dividends. There are no required payments prior to the expiration of the facility. The Company’s facility and promissory notes are secured by the stock of the Company’s major subsidiaries. The facility requires that LII annually and quarterly deliver financial statements, as well as compliance certificates, to the banks within a specified period of time.
      On May 8, 2002, the Company issued $143.8 million of 6.25% convertible subordinated notes (“Notes”), maturing June 1, 2009, and received proceeds totaling approximately $139 million after debt issuance costs. Interest is payable semi-annually on June 1 and December 1 of each year. Each $1,000 Note is convertible into 55.29 shares of common stock. Redemption can occur at the Company’s option beginning in June 2005 if the market price of the Company’s Common Stock has exceeded $23.52 per share during specified periods and at the option of the Note holders if the market price of the Company’s Common Stock has exceeded $19.90 per share during specified periods or if the market price of the Notes is less than 95% of the market price of the stock multiplied by 55.29. The Notes are junior in right of payment to all of our existing and future senior indebtedness, and are structurally subordinated to all liabilities of our subsidiaries, including trade payables, lease commitments and money borrowed. Under the Registration Rights Agreement, dated as of May 8, 2002 (the “Registration Rights Agreement”), between LII, UBS Warburg LLC and the other initial purchasers relating to the Notes, LII agreed that during the two-year period from the date of issuance of the Notes (May 8, 2002), LII would file with the SEC a registration statement on the Notes and cause the registration statement to be declared effective and usable for the offer and sale of the Notes. The delay in filing of LII’s Annual Report on Form 10-K for 2003 caused a default on April 29, 2004 under the Registration Rights Agreements (the “Default Date”) since the registration statement ceased to be effective through May 8, 2004 (a “Registration Default”). Upon a Registration Default, LII became contractually obligated to pay an additional 0.25% per annum interest (“Liquidated Damages”) from the Default Date until the second anniversary of the issuance of the Notes. As of May 8, 2004, LII was no longer in default with no further Liquidated Damages required. LII paid approximately $32,000 in Liquidated Damages on June 1, 2004.
      In June 2004, LII made a pre-payment on its long-term debt of $35 million. The long-term debt was scheduled to have been repaid in the third quarter of 2005. The pre-payment make-whole amount associated with the debt was $1.9 million and was expensed in 2004.
      Under a revolving period asset securitization arrangement, the Company transfers beneficial interests in a portion of its trade accounts receivable to a third party in exchange for cash. The Company’s continued involvement in the transferred assets is limited to servicing. These transfers are accounted for as sales rather than secured borrowing. The fair values assigned to the retained and transferred interests are based primarily on the receivables carrying value given the short term to maturity and low credit risk. As of December 31, 2004 and 2003, the Company had not sold any beneficial interests in accounts receivable. The discount incurred in the sale of such receivables of $2.3 million and $2.9 million for the years ended December 31, 2004 and 2003, respectively, is included as part of Selling, General and Administrative Expense in the accompanying Consolidated Statements of Operations.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Income Taxes:
      The income tax provision from continuing operations consisted of the following (in millions):

	For the Years Ended
	December 31,

	2004	2003	2002

Current:
Federal	$12.9	$32.8	$11.6
State	3.3	(1.8)	(1.8)
Foreign	10.2	0.2	6.6

Total current	26.4	31.2	16.4

Deferred:
Federal	10.9	6.5	15.0
State	(7.1)	5.3	5.1
Foreign	0.3	2.1	(4.3)

Total deferred	4.1	13.9	15.8

Total income tax provision	$30.5	$45.1	$32.2

      (Loss) income from continuing operations before income taxes and cumulative effect of accounting change was comprised of $(92.4) million domestic and $29.4 million foreign for the year ended December 31, 2004 and $112.0 million domestic and $19.8 million foreign for the year ended December 31, 2003.
      The difference between the income tax provision from continuing operations computed at the statutory federal income tax rate and the financial statement provision for taxes is summarized as follows (in millions):

	2004	2003	2002

Provision (benefit) at the U.S. statutory rate of 35%	$(22.1)	$46.1	$24.7
Increase (reduction) in tax expense resulting from:
State income tax, net of federal income tax benefit	1.5	(0.5)	2.1
Foreign losses not providing a current benefit	6.2	3.6	9.6
Goodwill impairment	51.4	—	—
Other permanent items	1.4	(1.9)	(3.4)
Research tax credit	(5.6)	(3.6)	—
Foreign taxes at rates other than 35% and miscellaneous other	(2.3)	1.4	(0.8)

Total income tax provision	$30.5	$45.1	$32.2

      Deferred income taxes reflect the tax consequences on future years of temporary differences between the tax basis of assets and liabilities and their financial reporting basis and are reflected as current or non-current depending on the timing of the expected realization. The deferred tax provision for the periods shown represents the effect of changes in the amounts of temporary differences during those periods.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Deferred tax assets (liabilities), as determined under the provisions of SFAS No. 109, “Accounting for Income Taxes,” were comprised of the following at December 31 (in millions):

	2004	2003

Gross deferred tax assets:
Warranties	$24.1	$23.7
NOLs (foreign and U.S. state)	58.6	54.9
Postretirement and pension benefits	24.2	18.0
Inventory reserves	3.8	6.7
Receivable allowance	4.2	4.3
Compensation liabilities	17.2	26.9
Deferred income	9.9	11.3
Intangibles	18.7	15.0
Other	8.0	7.9

Total deferred tax assets	168.7	168.7
Valuation allowance	(43.0)	(39.4)

Total deferred tax assets, net of valuation allowance	125.7	129.3

Gross deferred tax liabilities:
Depreciation	(12.7)	(14.7)
Insurance liabilities	(4.2)	(2.8)
Other	(12.9)	(13.4)

Total deferred tax liabilities	(29.8)	(30.9)

Net deferred tax assets	$95.9	$98.4

      The Company has net operating loss carry forwards that expire at various dates in the future. The deferred tax asset valuation allowance relates primarily to the operating loss carry forwards in various states in the U.S, European and Canadian tax jurisdictions. The increase in valuation allowance is primarily the result of foreign and state losses not benefited. In addition, the Company has approximately $6.1 million in pre-acquisition net state operating losses that have not been benefited. The utilization of these losses will result in a tax benefit of $0.2 million, which will be recorded against goodwill.
      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. In order to fully realize the deferred tax asset, the Company will need to generate future federal and foreign taxable income of approximately $129.8 million during the periods in which those temporary differences become deductible and future state taxable income of approximately $220.9 million prior to the expiration of the net operating loss carry forwards. United States taxable income for years ended December 31, 2004 and 2003 was $8.5 million and $86.4 million, respectively. Management considers the reversal of existing taxable temporary differences, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2004.
      No provision has been made for income taxes which may become payable upon distribution of the foreign subsidiaries’ earnings. It is not practicable to estimate the amount of tax that might be payable, since

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
management’s intent is to permanently reinvest these earnings or to repatriate earnings only when it is tax effective to do so.
      The American Jobs Creation Act of 2004 (P.L. 108-357) was signed into law on October 22, 2004. The Act provides an opportunity to repatriate foreign earnings and claim an 85% dividend received deduction against the repatriated amount. The Company is evaluating the effects of the repatriation provision and expects to make a decision on implementation later in 2005. As a result, the related range of income tax effects of such repatriation cannot be reasonably estimated at the time of issuance of our consolidated financial statements, and, as provided for in FASB Staff Position No. 109-2 “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” no income tax expense related to our possible repatriation has been recorded as of December 31, 2004.

10.	Current Accrued Expenses:
      Significant components of current accrued expenses are as follows (in millions):

	December 31,

	2004	2003

Accrued wages	$85.5	$82.5
Casualty insurance reserves	58.3	52.7
Deferred income on service contracts	29.3	26.3
Accrued warranties	26.8	26.2
Accrued promotions	26.1	23.4
Other	60.3	68.0

Total current accrued expenses	$286.3	$279.1

11.	Employee Benefit Plans:

Profit Sharing Plans
      The Company maintains noncontributory profit sharing plans for its eligible domestic salaried employees. These plans are discretionary as the Company’s contributions are determined annually by the Board of Directors. Provisions for contributions to the plans amounted to $10.4 million, $8.5 million and $7.0 million in 2004, 2003 and 2002, respectively. The Company also sponsors several 401(k) plans with employer contribution-matching requirements. The Company contributed $2.3 million in 2004 and $2.5 million in 2003 and 2002 to these 401(k) plans.

Employee Stock Purchase Plan
      The Company’s employee stock purchase plan, which was terminated as of December 31, 2003, had 2,575,000 shares of Common Stock reserved. The shares were offered for sale to employees only, through payroll deductions, at prices equal to 85% of the lesser of the fair market value of the Company’s Common Stock on the first day of the offering period or the last day of the offering period. Under the plan, participating employees purchased 508,380 and 516,580 shares in 2003 and 2002, respectively.

Pension and Postretirement Benefit Plans
      The Company has domestic and foreign pension plans covering essentially all employees. The Company also maintains an unfunded postretirement benefit plan, which provides certain medical and life insurance benefits to eligible employees. The pension plans are accounted for under provisions of SFAS No. 87, “Employers’ Accounting for Pensions.” The postretirement benefit plan is accounted for under the provisions

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions” (“FAS 106”). In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”) was signed into law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In May 2004, Financial Accounting Standards Board Staff Position No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” was issued and it permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act. The Company has elected not to reflect the changes in the Act in its 2004 financials as the effects of the Act are not a significant event that calls for remeasurement under FAS 106. Therefore, the accumulated postretirement benefit obligation and net postretirement benefit costs in the financial statements and footnote do not reflect the effects of the Act on the Company’s plans.
      The following table sets forth amounts recognized in the Company’s financial statements and the plans’ funded status (in millions):

	Pension Benefits		Other Benefits

	2004	2003	2004		2003

Accumulated benefit obligation	$233.9	$217.2	$	N/A	$	N/A
Changes in projected benefit obligation:
Benefit obligation at beginning of year	223.4	194.2		24.3		23.4
Service cost	6.6	5.4		1.0		0.9
Interest cost	13.2	12.9		1.4		1.6
Plan participants’ contributions	0.1	0.1		2.1		1.8
Amendments	—	1.7		—		(7.2)
Actuarial loss	13.1	19.9		3.7		8.2
Benefits paid	(14.1)	(10.8)		(4.2)		(4.4)

Benefit obligation at end of year	242.3	223.4		28.3		24.3

Changes in plan assets:
Fair value of plan assets at beginning of year	161.4	135.6		—		—
Actual return on plan assets	12.7	23.0		—		—
Employer contribution	1.3	9.2		2.1		2.6
Plan participants’ contributions	0.1	0.1		2.1		1.8
Foreign currency changes	1.6	2.7		—		—
Benefits paid	(9.9)	(9.2)		(4.2)		(4.4)

Fair value of plan assets at end of year	167.2	161.4		—		—

Funded status	(75.1)	(62.0)		(28.3)		(24.3)
Unrecognized actuarial loss	87.4	77.5		18.1		16.8
Unamortized prior service cost	10.7	11.7		(5.5)		(7.7)
Unrecognized net obligation	0.1	0.1		—		—

Net amount recognized	$23.1	$27.3		$(15.7)		$(15.2)

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Pension Benefits		Other Benefits

	2004	2003	2004	2003

Amounts recognized in the consolidated balance sheets consist of:
Prepaid benefit cost	$39.7	$45.2	$—	$—
Accrued benefit liability	(106.6)	(95.1)	(15.7)	(15.2)
Intangible assets	11.4	11.6	—	—
Accumulated other comprehensive loss	78.6	65.6	—	—

Net amount recognized	$23.1	$27.3	$(15.7)	$(15.2)

	December 31,

	2004	2003

Pension plans with an accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$242.3	$208.7
Accumulated benefit obligation	233.9	203.4
Fair value of plan assets	167.2	147.4

	Pension Benefits			Other Benefits

	2004	2003	2002	2004	2003	2002

Components of net periodic benefit cost:
Service cost	$6.6	$5.4	$5.0	$1.0	$0.9	$0.6
Interest cost	13.2	12.9	11.8	1.4	1.6	1.4
Expected return on plan assets	(14.5)	(14.7)	(15.3)	—	—	—
Amortization of prior service cost	1.0	0.9	0.7	(0.6)	(0.3)	(0.1)
Recognized actuarial loss	3.0	1.1	0.3	0.8	0.7	0.6
Recognized transition obligation	—	0.1	0.1	—	—	—
Settlement	0.7	—	—	—	—	—
Curtailment	—	—	1.2	—	—	—

Net periodic benefit cost	$10.0	$5.7	$3.8	$2.6	$2.9	$2.5

	Pension
	Benefits		Other Benefits

	2004	2003	2004	2003

Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	5.75%	6.00%	5.75%	6.00%
Rate of compensation increase	4.00	4.00	—	—

	Pension
	Benefits		Other Benefits

	2004	2003	2004	2003

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	6.00%	6.75%	6.00%	6.75%
Expected long-term return on plan assets	8.75	8.75	—	—
Rate of compensation increase	4.00	4.00	—	—

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

	2004	2003

Assumed health care cost trend rates at December 31:
Health care cost trend rate assumed for next year	10.0%	10.0%
Rate to which the cost rate is assumed to decline (the ultimate trend rate)	5.0	5.0
Year that the rate reaches the ultimate trend rate	2010	2009
      Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one percentage-point change in assumed health care cost trend rates would have the following effects (in millions):

	1-Percentage-	1-Percentage-
	Point Increase	Point Decrease

Effect on total of service and interest cost	$0.3	$(0.2)
Effect on the post-retirement benefit obligation	3.3	(2.8)
      The Company’s U.S.-based pension plan weighted-average asset allocations at December 31, 2004 and 2003, by asset category are as follows:

	Plan Assets at
	December 31,

Asset Category	2004	2003

Domestic equity	56.9%	57.4%
International equity	10.8%	11.4%
Investment Grade Bonds	28.5%	28.0%
Money Market/Cash/Annuities	3.8%	3.2%

Total	100%	100%

	Target	+/-

Plan investments are invested within the following range targets:
Domestic equity	55%	+/-3%
International equity	10%	+/-3%
Investment grade bonds	30%	+/-3%
Money market/cash	5%	+1%/-4%
      The plan’s investment advisors have discretion within the above ranges. Investments are rebalanced based upon guidelines developed by the Company with input from their consultants and investment advisers. Additional contributions are invested under the same guidelines and may be used to rebalance the portfolio. The investment allocation and individual investments are chosen with regard to the duration of the obligations under the plan. The Company estimates its 2005 minimum required contribution will be $2.8 million to its pension plans. The Company will evaluate additional voluntary pension contributions throughout 2005. The Company estimates its 2005 contribution to its postretirement benefit plan to be approximately $1.6 million. Included in total plan assets above are approximately $22 million of assets related to foreign plans with a weighted-average expected rate of return of 7.5%.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Expected future benefit payments are shown in the table below (in millions):

	2005	2006	2007	2008	2009	2010-2014

Pension benefits	$10.6	$12.5	$14.5	$12.1	$18.0	$59.2
Other benefits	1.6	1.8	1.9	1.9	2.1	12.7
12.     Stock-Based Compensation Plans:

Incentive Plan
      The Company has an Incentive Plan, which was amended in September 1998 (the “1998 Incentive Plan”) and it provides for various long-term incentive and retentive vehicles. These vehicles include stock options, performance shares, restricted stock awards and stock appreciation rights.
      Under the 1998 Incentive Plan, the Company is authorized to issue options for 18,254,706 shares of common stock. As of December 31, 2004, 19,096,942 shares of common stock have been granted and 3,403,006 shares have been cancelled or repurchased. Consequently, as of December 31, 2004, there are 2,560,770 shares available for grant. Under the 1998 Incentive Plan, the exercise price equals the stock’s fair value on the date of grant. The 1998 Incentive Plan options granted prior to 1998 vest on the date of grant. Beginning in 1998, the 1998 Incentive Plan options vest over three years. The 1998 Incentive Plan options issued prior to December 2000 expire after ten years. The options issued beginning in December 2000 expire after seven years.
      The Company, in connection with the acquisition of Service Experts Inc., has 247,224 outstanding stock options, which are outstanding and fully vested.
      A summary of stock option activity follows (in millions, except per share data):

	Years Ended December 31,

	2004		2003		2002

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
		Price per		Price per		Price per
	Shares	Share	Shares	Share	Shares	Share

Outstanding at beginning of year	9.0	$13.09	9.7	$13.03	7.3	$12.08
Granted	0.4	18.91	0.2	17.00	3.2	14.71
Exercised	(1.7)	10.37	(0.6)	10.70	(0.6)	9.30
Forfeited	(0.2)	16.56	(0.3)	19.07	(0.2)	15.01

Outstanding at end of year	7.5	$14.00	9.0	$13.09	9.7	$13.03

Exercisable at end of year	6.5	$13.70	7.2	$12.74	6.3	$12.99

Fair value of options granted		$7.27		$6.33		$5.51

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes information about stock options outstanding at December 31, 2004 (in millions, except per share data and years):

	Options Outstanding			Options Exercisable

		Weighted-	Weighted-		Weighted-
		Average	Average		Average
		Remaining	Exercise		Exercise
	Number	Contractual	Price per	Number	Price per
Range of Exercise Prices per Share	Outstanding	Life (Years)	Share	Exercisable	Share

$7.28 - $7.88	0.3	2	$7.59	0.3	$7.59
$8.19	1.1	3	8.19	1.1	8.19
$8.75 - $11.22	1.1	5	11.10	1.1	11.10
$13.25 - $13.31	0.4	2	13.31	0.4	13.31
$13.38	1.4	5	13.38	0.9	13.38
$13.90 - $15.59	0.5	3	14.02	0.5	14.02
$16.21	1.0	4	16.21	1.0	16.21
$16.37- $19.40	1.6	5	18.45	1.1	18.41
$24.91 - $49.63	0.1	3	37.22	0.1	37.22

Total	7.5	4	$14.00	6.5	$13.70

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	December 31,

	2004	2003	2002

Expected dividend yield	2.13%	2.24%	3.0%
Risk-free interest rate	4.23%	3.75%	4.29%
Expected volatility	40.0%	40.0%	50.0%
Expected life (in years)	7	7	7

Performance Shares
      Under the Incentive Plan, performance shares are awarded (“The Fixed Performance Awards”) to certain employees at the discretion of the Board of Directors as of the beginning of each fiscal year. Awards granted prior to 2003 were vested after ten years of employment (the “Vesting Period”). Fixed Performance Awards are converted to an equal number of shares of the Company’s Common Stock. If pre-defined performance measures are met by the Company over a three-year period, the Vesting Period is accelerated from ten years to three years for 25% to 100% of the Fixed Performance Awards, depending on the Company’s performance. Compensation expense is measured based on the market price of the stock at date of grant and is recognized on a straight-line basis over the performance period. The participants may also earn additional shares of the Company’s Common Stock. The number of additional shares can range from 0% to 100% of the awards granted, depending on the Company’s performance over a three-year period. Compensation expense on the additional shares is measured by applying the market price of the Company’s stock at the end of the period to the number of additional shares that are expected to be earned. Such expense is recognized over the performance period. As of December 31, 2004, 193,305 additional shares were expected to be earned in future periods. The weighted-average grant-date fair values for awards granted in 2002 were $15.32. No awards were granted in 2001. Beginning in 2003, the Company changed the vesting of Fixed Performance Awards such that the awards vest if, at the end of the performance period, at least the minimum performance level has been attained. To the extent that the award payout level attained is less than 100%, the difference between 100% and the award distributed, if any, shall be forfeited. Compensation expense is measured by applying the market price of the Company’s stock at the end of the period to the number of awards expected to be earned.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In 2004, the Company awarded 508,380 shares at a weighted-average grant-date fair value of $19.34 per share. In 2003, the Company awarded 258,166 shares at a weighted-average grant-date fair value of $16.76 per share. As of December 31, 2004, 215,390 additional shares were expected to be earned in future periods. The 66,367,987 shares of Common Stock issued as of December 31, 2004 include 727,100 shares which represent Fixed Performance Awards that have not yet vested, and 534,112 shares which represent Fixed Performance Awards which have vested but have not been converted to shares of the Company’s Common Stock.

Restricted Stock Awards
      Under the Incentive Plan, Restricted Stock Awards are used to attract and retain key Company executives. The 66,367,987 shares of Common Stock issued as of December 31, 2004 include 1,019,652 unvested shares awarded to key executives. At the end of the three-year retention period, the award will vest and be distributed to the participant provided that the participant has been an employee of the Company or one of its wholly owned subsidiaries continuously throughout the retention period. Compensation expense is measured based on the market price of the stock at date of grant and is recognized on a straight-line basis over the performance period. The weighted-average grant-date fair values for awards granted in 2004 and 2003, were $19.25 and $15.81 per share, respectively.

Stock Appreciation Rights
      In 2003, the Company began the awarding of stock appreciation rights. Each awardee is given the “right” to receive a value equal to the future appreciation of the Company’s stock price. The value is paid in the Company’s stock. The award vests in one-third increments beginning with the first anniversary date after the grant date. Compensation expense is measured by applying the increase in the market price of the Company’s stock at the end of the period to the number of awards. In 2004, the Company awarded 38,227 shares at a weighted-average grant-date fair value of $18.34 per share. In 2003, the Company awarded 1,048,881 shares at a weighted-average grant-date fair value of $16.76 per share. As the closing stock price on December 31, 2004 was greater than the grant-date fair values, $2.1 million of expense was recognized in 2004. As the closing stock price on December 31, 2003 was less than the grant-date fair value, no expense was recognized in 2003.
      The following table summarizes information about stock appreciation rights outstanding at December 31, 2004 (in millions, except per share data):

	Years Ended
	December 31, 2004

		Weighted
		Average
		Exercise
		Price Per
	Shares	Share

Outstanding at beginning of year	1.0	$16.76
Granted	—	18.34
Exercised	—	16.76
Forfeited	—	16.76

Outstanding at end of year	1.0	$16.82

Exercisable at end of year	0.3	$16.82

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Commitments and Contingencies:

Operating Leases
      The Company has various leases relating principally to the use of operating facilities. Rent expense for 2004, 2003 and 2002 was approximately $55.3 million, $55.9 million and $66.8 million, respectively.
      The approximate minimum commitments under all non-cancelable leases at December 31, 2004, are as follows (in millions):

2005	$43.8
2006	31.4
2007	16.8
2008	10.4
2009	8.4
Thereafter	54.2

$165.0

Litigation
      The Company is involved in various claims and lawsuits incidental to its business. In addition, the Company and its subsidiary Heatcraft Inc. have been named in four lawsuits in connection with its former Heat Transfer operations. The lawsuits allege personal injury resulting from alleged emissions of trichloroethylene, dichloroethylene, and vinyl chloride and other unspecified emissions from the South Plant in Grenada, Mississippi, previously owned by Heatcraft Inc. It is not possible to predict with certainty the outcome of these matters or an estimate of any potential loss; however, based on present knowledge, management believes that it is unlikely that resolution of these matters will result in a material liability for the Company. As of December 31, 2004, no accrual has been made for these matters. The Company anticipates the future legal fees in defense of these matters could be significant.

Guarantees
      The Company has issued guarantees to third parties in conjunction with the debt of one of the Company’s affiliates. The liability recognized at December 31, 2004 related to these guarantees is approximately $0.2 million. The maximum obligation under these guaranties is approximately $4.1 million. No assets are held as collateral.

14.	Earnings Per Share:
      Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net income, adjusted for the interest expense and amortization of deferred financing costs associated with the Company’s convertible notes (see Note 8), by the sum of the weighted average number of shares and the number of equivalent shares assumed outstanding, if dilutive, under the Company’s stock based compensation plans and Notes. EITF Issue 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” requires that contingently convertible debt securities with a market price trigger be included in diluted earnings per share, regardless of whether the market price trigger has been met. The Company has adjusted prior years earnings per share calculations to reflect the impact of contingently convertible debt.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As of December 31, 2004, the Company had 64,087,123 shares outstanding of which 3,044,286 were held as treasury shares. Diluted earnings per share are computed as follows (in millions, except per share data):

	Years Ended December 31,

	2004	2003	2002

Net (loss) income	$(134.4)	$86.4	$(203.5)

Add: after-tax interest expense and amortization of deferred financing costs on the Notes	—	6.3	4.1

Net (loss) income as adjusted	$(134.4)	$92.7	$(199.4)

Weighted average shares outstanding	60.0	58.4	57.3
Effect of diluted securities attributable to stock options and performance share awards	—	9.9	6.8

Weighted average shares outstanding, as adjusted	60.0	68.3	64.1

Diluted earnings (loss) per share	$(2.24)	$1.36	$(3.11)

      Options to purchase 1,399,386 shares of Common Stock at prices ranging from $17.82 to $49.63 per share, options to purchase 2,699,089 shares of Common Stock at prices ranging from $15.59 to $49.63 per share and 5,542,241 shares of Common Stock at prices ranging from $13.21 to $49.63 per share were outstanding for the years ended December 31, 2004, 2003 and 2002, respectively, but were not included in the diluted earnings per share calculation because the assumed exercise of such options would have been anti-dilutive.

15.	Quarterly Financial Information (unaudited):

Financial results (in millions, except per share data)

	Net Sales		Gross Profit		Net (Loss) Income

	2004	2003	2004	2003	2004	2003

First Quarter	$664.0	$586.0	$225.6	$193.9	$(194.1)	$2.9
Second Quarter	805.4	746.1	275.3	255.2	34.4	30.7
Third Quarter	771.9	757.5	258.4	254.7	19.0	32.8
Fourth Quarter	741.4	700.3	238.2	239.5	6.3	20.0

Fiscal year	$2,982.7	$2,789.9	$997.5	$943.3	$(134.4)	$86.4

	Basic Earnings		Diluted Earnings
	per Common		per Common		Dividends per
	Share		Share		Common Share

	2004	2003	2004	2003	2004	2003

First Quarter	$(3.26)	$0.05	$(3.26)	$0.07	$.095	$.095
Second Quarter	0.57	0.53	0.51	0.48	.095	.095
Third Quarter	0.32	0.56	0.29	0.50	.095	.095
Fourth Quarter	0.10	0.34	0.11	0.31	.100	.095

Fiscal year	$(2.24)	$1.48	$(2.24)	$1.36	$0.385	$0.38

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Prices

	Price Range Per Common Share

	2004		2003

	High	Low	High	Low

First Quarter	$19.22	$14.75	$15.00	$11.90
Second Quarter	19.26	15.34	15.24	12.56
Third Quarter	18.31	14.74	16.54	12.47
Fourth Quarter	20.50	13.97	17.60	14.51

16.	Treasury Stock:
      On November 1, 1999, the Company’s Board of Directors authorized the purchase of up to 5,000,000 shares of the issued and outstanding Common Stock. As of December 31, 2004 the Company had purchased 3,587,300 of such shares at a total cost of $37.7 million. There were no outstanding commitments as of December 31, 2004 to repurchase the remaining 1,412,700 shares. When treasury shares are reissued, any difference between the average acquisition cost of the shares and the proceeds from re-issuance is charged or credited to additional paid-in capital.

17.	Comprehensive Income:
      The accumulated balances for each classification of comprehensive income are as follows (in millions):

	For. Currency	Minimum	Cash Flow
	Translation Adj.	Pension Liab.	Hedges	Total

December 31, 2002	$(40.8)	$(37.2)	$(0.7)	$(78.7)
Net change during 2003	63.7	(5.2)	1.8	60.3

December 31, 2003	22.9	(42.4)	1.1	(18.4)
Net change during 2004	23.0	(9.0)	5.1	19.1

December 31, 2004	$45.9	$(51.4)	$6.2	$0.7

      The net change in cash flow hedges during 2004 consisted of $5.9 million, net of tax of $(2.1) million, in reclassifications to earnings and $2.1 million, net of tax of $(0.8) million, in changes in the fair value of derivative contracts and during 2003 was $4.3 million, net of tax of $(1.5) million, in reclassifications to earnings and $(1.6) million, net of tax of $0.6 million, in changes in the fair value of derivative contracts.

18.	Goodwill and Other Intangible Assets:
      The Company evaluates the impairment of goodwill under the guidance of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), for each of its reporting units. As a result of the annual impairment tests required by SFAS No. 142, the Company recorded an impairment charge in the first quarter of 2004 associated with its Service Experts segment. This impairment charge reflects the segment’s performance below management’s expectations and management’s decision to divest of 48 centers that no longer match the realigned Service Experts business model (see Note 6). The impairment test requires a two-step process. The first step compares the fair value of the units with goodwill against their aggregate carrying values, including goodwill. The Company estimated the fair value of its Service Experts segment using the income method of valuation, which includes the use of estimated discounted cash flows. Based on the comparison, the carrying value of Service Experts exceeded its fair value. Accordingly, the Company performed the second step of the test, comparing the implied fair value of Service Experts goodwill with the carrying amount of that goodwill. Based on this assessment, the Company recorded a non-cash impairment charge of $208.0 million ($184.8 million, net of tax), which is included as a

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
component of operating income in the accompanying Consolidated Statements of Operations. The Company also recognized a $14.8 million ($13.2 million, net of tax) goodwill impairment charge arising from goodwill allocated to centers held for sale. This amount is included as a part of loss from discontinued operations in the accompanying Consolidated Statements of Operations.
      The changes in the carrying amount of goodwill related to continuing operations for the years ended December 31, 2004 and 2003, in total and by segment, are as follows (in millions):

	Balance			Balance
	December 31,	Goodwill	Foreign Currency	December 31,
Segment	2002	Impairment	Translation & Other	2003

Residential	$27.1	$—	$(1.0)	$26.1
Commercial	25.9	—	3.2	29.1

Heating and Cooling	53.0	—	2.2	55.2
Service Experts	292.6	—	14.1	306.7
Refrigeration	60.3	—	10.3	70.6

Total for continuing operations	$405.9	$—	$26.6	$432.5

Discontinued operations	14.8	—	—	14.8

Total	$420.7	$—	$26.6	$447.3

	Balance			Balance
	December 31,	Goodwill	Foreign Currency	December 31,
Segment	2003	Impairment	Translation & Other	2004

Residential	$26.1	$—	$—	$26.1
Commercial	29.1	—	1.6	30.7

Heating and Cooling	55.2	—	1.6	56.8
Service Experts	306.7	(208.0)	(3.0)	95.7
Refrigeration	70.6	—	2.3	72.9

Total for continuing operations	$432.5	$(208.0)	$0.9	$225.4

Discontinued operations	14.8	(14.8)	—	—

Total	$447.3	$(222.8)	$0.9	$225.4

      The change in the Service Experts segment in 2004 includes the release of $9.2 million of liabilities for contingencies that were established in connection with the Service Experts acquisition. The change in the Residential Heating & Cooling segment in 2003 includes $(0.8) million allocated to the divestiture of the HVAC distributor discussed in Note 6. Remaining changes are due to foreign currency translation.
      Identifiable intangible assets, subject to amortization, as of December 31, 2004 are recorded in Other Assets in the accompanying Consolidated Balance Sheets and are comprised of the following (in millions):

	2004		2003

	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Deferred financing costs	$8.9	$(4.0)	$8.6	$(1.9)
Non-compete agreements and other	9.3	(7.9)	9.3	(6.3)

Total	$18.2	$(11.9)	$17.9	$(8.2)

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Amortization of intangible assets for the years ended December 31, 2004 and December 31, 2003 was approximately $3.6 million and $4.6 million, respectively. Amortization expense for 2005 to 2009 is estimated to be approximately $1.7 million in 2005, $1.6 million in 2006, $1.0 million in 2007, $0.9 million in 2008 and $0.4 million in 2009. As of December 31, 2004, the Company had $15.6 million of intangible assets, consisting of $11.4 million of pension intangible assets and $4.2 million of trademarks and others, which are not subject to amortization.

19.	Related Party Transactions:
      John W. Norris, Jr., LII’s Chairman of the Board, Thomas W. Booth, Stephen R. Booth, David V. Brown and John W. Norris III, each a director of Lennox, as well as other LII stockholders who may be immediate family members of the foregoing persons are, individually or through trust arrangements, members of AOC Land Investment, L.L.C. (“AOC Land”). AOC Land owns 70% of AOC Development II, L.L.C. (“AOC Development”), which owns essentially all of One Lake Park, L.L.C. (“One Lake Park”). LII is leasing part of an office building owned by One Lake Park for use as the LII corporate headquarters. The lease, initiated in 1999, has a term of 25 years and the lease payments for 2004, 2003 and 2002 were approximately $3.2 million, $2.9 million and $2.9 million, respectively. LII also leased a portion of Lennox Center, a retail complex owned by AOC Development, for use as offices. The lease, initiated in 2000, terminated in March 2003 and the lease payments for 2003 and 2002 were $20,430 and $122,580, respectively. AOC Land Investment also owns 70% of AOC Development. LII believes that the terms of its leases with One Lake Park and AOC Development were, when entered into, comparable to terms that could have been obtained from unaffiliated third parties and was approved by a majority of the disinterested members of the Board of Directors.
      LII does not enter into any transactions in which it Directors, executive officers or principal Stockholders and their affiliates have a material interest unless such transactions are approved by a majority of the disinterested members of its Board of Directors and are on terms that are no less favorable to it than those that it could obtain from unaffiliated third parties.

20.	Stock Rights:
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

21.	Fair Value of Financial Instruments:
      The carrying amounts of cash and cash equivalents, accounts and notes receivable, net, accounts payable and other current liabilities approximate fair value due to the short maturities of these instruments. The fair values of each of the Company’s long-term debt instruments are based on the quoted market prices for the same issues or on the amount of future cash flows associated with each instrument using current market rates for debt instruments of similar maturities and credit risk. The estimated fair value of non-convertible long-term debt (including current maturities) is $160.8 million and $226.6 million at December 31, 2004 and 2003, respectively. The fair value of the convertible note is $189.4 million and $173.6 million at December 31, 2004 and 2003, respectively. The estimated premium on the convertible note related to interest cost is $1.7 million and $1.8 million and the remainder due to the equity conversion feature (see Note 8). The fair values presented are estimates and are not necessarily indicative of amounts for which the Company could settle such instruments currently or indicative of the intent or ability of the Company to dispose of or liquidate them.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
Overview
      As previously disclosed, in March 2004 the Audit Committee of the Company’s Board of Directors initiated an independent inquiry of certain accounting matters related to the Company’s Canadian service centers in its Service Experts operations after the Company received allegations of accounting and other improprieties at one of its Canadian service centers. The independent inquiry was completed in July 2004. The independent inquiry identified certain weaknesses in the internal controls with respect to the Canadian service centers. As a result of the independent inquiry and an internal review conducted by the Company in the third and fourth quarters of 2003, the Company’s management implemented and continues to implement actions that are designed to improve the effectiveness of internal controls with respect to its Canadian service centers.

•	Reorganize the accounting function of the Canadian operations from a stand-alone entity to an integrated operation within the Service Experts structure. The Company has moved the majority of the accounting functions for its Canadian service centers into its two U.S. regional accounting centers, leaving bookkeeping and data entry as the only accounting functions performed at the Canadian center level. In addition, all accounting duties formerly performed by the Service Experts Canadian headquarters have been moved to the Company’s headquarters in Richardson, Texas.

•	Reorganize the reporting and management structure of the Canadian operations. The chief executive officer and chief financial officer positions in the Service Experts Canadian operations have been eliminated and all Canadian accounting personnel report directly to financial and accounting personnel within the Service Experts organization.

•	Implement the STARS accounting system in the Canadian centers. The Company has implemented the STARS accounting system in the Canadian centers. STARS (“System Training Action Resource Success”) is an operations and financial computer system that has been customized to meet the needs of the Company’s centers.

•	Adopt consistent accounting policies in all Canadian centers and establish a training program for accounting personnel in Canadian centers. The Company’s accounting policies and procedures manual has been adopted and implemented in the Canadian centers. In addition, concurrently with the implementation of STARS at a center, the bookkeeping and data entry personnel received training on the system and will continue to receive training as required to ensure their understanding of the system and accounting policies, procedures and controls.

•	Establish a process of increased oversight and monitoring of the Canadian centers. The efforts of the Company’s internal audit department include, and will continue to include the Canadian centers in their annual risk assessment and audit plan to ensure that control compliance is functioning and that recommended remedial actions be implemented.

•	Enhance the procedures for monitoring management’s remediation of internal audit findings. The Company has incorporated monitoring procedures to include business unit reporting to, and oversight by, senior management to ensure prompt and appropriate resolution of all findings.

•	Strengthen the policies and procedures for the handling of whistleblower claims. The Company has adopted an enhanced whistleblower policy and established procedures to ensure that all complaints are reported to the Company’s chief legal officer and director of internal audit and, depending on the nature of the claim, the Audit Committee. In addition, the Company is implementing compliance and ethics training to provide appropriate training to all levels of employees, including the Company’s executive staff.

•	Take corrective action with respect to certain Company personnel. The Company has terminated all appropriate Canadian personnel alleged to have engaged in improprieties.
Disclosure Controls and Procedures
      The Company carried out an evaluation, under the supervision and with the participation of the Company’s current management, including its Chief Executive Officer and Chief Financial Officer (the Company’s principal executive officer and principal financial officer, respectively) of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2004 to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Changes in Internal Control Over Financial Reporting
      Except as identified above, during the quarter ended December 31, 2004, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
Internal Control Over Financial Reporting
      See “Management’s Report on Internal Control Over Financial Reporting” included in Part II, Item 8 “Financial Statements and Supplementary Data.”
Item 9B.     Other Information
      None.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      The section of the 2005 Proxy Statement captioned “Election of Directors” under “Proposal 1” identifies members of the board of directors of the Company and nominees, and is incorporated in this Item 10 by reference.
      Item 1 “Business — Executive Officers of the Company” of this Form 10-K identifies executive officers of the Company and is incorporated in this Item 10 by reference.
      The section of the 2005 Proxy Statement captioned “Corporate Governance — Board of Directors and Board Committees — Audit Committee” identifies members of the Audit Committee of the Board of Directors and an audit committee financial expert, and is incorporated in this Item 10 by reference.
      The section of the 2005 Proxy Statement captioned “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated in this Item 10 by reference.
      The section of the 2005 Proxy Statement captioned “Corporate Governance — Other Corporate Governance Policies — Corporate Governance Guidelines — Certain Committee Charters” identifies how stockholders may obtain a copy of the Company’s Corporate Governance Guidelines without charge and is incorporated in this Item 10 by reference.
      The section of the 2005 Proxy Statement captioned “Corporate Governance — Other Corporate Governance Policies — Code of Conduct and Code of Ethical Conduct” identifies how stockholders may obtain a copy of the Corporation’s Code of Conduct without charge and is incorporated in this Item 10 by reference.

Item 11.	Executive Compensation
      The information in the section of the 2005 Proxy Statement captioned “Executive Compensation” is incorporated in this Item 11 by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information in the sections of the 2005 Proxy Statement captioned “Equity Compensation Plans Information” and “Ownership of LII Common Stock” is incorporated in this Item 12 by reference.

Item 13.	Certain Relationships and Related Transactions
      The information in the section of the 2005 Proxy Statement captioned “Certain Relationships and Related Party Transactions” is incorporated in this Item 13 by reference.

Item 14.	Principal Accounting Fees and Services
      The information in the section of the 2005 Proxy Statement captioned “Independent Auditors” is incorporated in this Item 14 by reference.
PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K
      (a) Financial Statements, Financial Statement Schedules and Exhibits

(1) The following financial statements of Lennox International Inc. and subsidiaries are included in Part II, Item 8 of this Form 10-K:
           Management’s Report on Internal Control Over Financial Reporting
           Report of Independent Registered Public Accounting Firm
           Report of Independent Registered Public Accounting Firm
           Consolidated Balance Sheets as of December 31, 2004 and 2003

Consolidated Statements of Operations for the Years Ended December 31, 2004, 2003 and 2002
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2004, 2003 and 2002
Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002
Notes to Consolidated Financial Statements for the Years Ended December 31, 2004, 2003 and 2002

(2) The following financial statement schedule for Lennox International Inc. and subsidiaries is included herein:

Report of Independent Public Accountants on Financial Statement Schedule (page 34 of this Form 10-K)
Schedule II — Valuation and Qualifying Accounts and Reserves (page 75 of this Form 10-K)

(3) Exhibits:

The exhibits listed in the accompanying Index to Exhibits on pages 76 through 78 of this Form 10-K are filed or incorporated by reference as part of this Form 10-K.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LENNOX INTERNATIONAL INC.

By:	/s/ Robert E. Schjerven

Robert E. Schjerven
Chief Executive Officer
March 15, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert E. Schjerven Robert E. Schjerven	Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2005

/s/ Susan K. Carter Susan K. Carter	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 15, 2005

/s/ David L. Inman David L. Inman	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	March 15, 2005

/s/ John W. Norris, Jr. John W. Norris, Jr.	Chairman of the Board of Directors	March 15, 2005

/s/ Linda G. Alvarado Linda G. Alvarado	Director	March 15, 2005

/s/ Steven R. Booth Steven R. Booth	Director	March 15, 2005

/s/ Thomas W. Booth Thomas W. Booth	Director	March 15, 2005

/s/ David V. Brown David V. Brown	Director	March 15, 2005

/s/ James J. Byrne James J. Byrne	Director	March 15, 2005

Signature	Title	Date

/s/ Janet K. Cooper Janet K. Cooper	Director	March 15, 2005

/s/ C.L. (Jerry) Henry C.L. (Jerry) Henry	Director	March 15, 2005

/s/ John E. Major John E. Major	Director	March 15, 2005

/s/ John W. Norris III John W. Norris III	Director	March 15, 2005

/s/ Walden W. O’Dell Walden W. O’Dell	Director	March 15, 2005

/s/ Paul W. Schmidt Paul W. Schmidt	Director	March 15, 2005

/s/ Terry D. Stinson Terry D. Stinson	Director	March 15, 2005

/s/ Richard L. Thompson Richard L. Thompson	Director	March 15, 2005

LENNOX INTERNATIONAL INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the Years Ended December 31, 2004, 2003 and 2002

		Additions
	Balance at	charged to		Balance
	beginning	cost and		at end
	of Year	expenses	Deductions(1)	of Year

	(In Millions)
2002:
Allowance for doubtful accounts	$24.8	$6.7	$(10.7)	$20.8
2003:
Allowance for doubtful accounts	$20.8	10.8	$(16.0)	$15.6
2004:
Allowance for doubtful accounts	$15.6	$10.3	$(7.4)	$18.5

(1)	Uncollectible accounts charged off, net of recoveries. Also includes $0.9 million transferred as part of the formation of Outokumpu Heatcraft joint ventures in 2002.

INDEX TO EXHIBITS

Exhibit
Number		Exhibit Name

3.1	—	Restated Certificate of Incorporation of Lennox International Inc. (‘LII”) (filed as Exhibit 3.1 to LII’s Registration Statement on Form S-1 (Registration No. 333-75725) filed on April 6, 1999 and incorporated herein by reference).
3.2	—	Amended and Restated Bylaws of LII (filed as Exhibit 3.2 to LII’s Form 8-K dated February 28, 2004 and incorporated herein by reference).
4.1	—	Specimen Stock Certificate for the Common Stock, par value $.01 per share, of LII (filed as Exhibit 4.1 to LII’s Amendment to Registration Statement on Form S-11A (Registration No. 333-75725) filed on June 16, 1999 and incorporated herein by reference).
4.2	—	Rights Agreement, dated as of July 27, 2000, between LII and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, which includes as Exhibit A the form of Certificate of Designations of Series A Junior Participating Preferred Stock setting forth the terms of the Preferred Stock, as Exhibit B the form of Rights Certificate and as Exhibit C the Summary of Rights to Purchase Preferred Stock (filed as Exhibit 4.1 to LII’s Current Report on Form 8-K dated July 27, 2000 and incorporated herein by reference).
4.3	—	Indenture, dated as of May 8, 2002, between LII and The Bank of New York, as Trustee, relating to LII’s 6.25% Convertible Subordinated Notes due June 1, 2009 (filed as Exhibit 10.2 to LII’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference).
4.4	—	Registration Rights Agreement, dated as of May 8, 2002, between LII and UBS Warburg LLC and the other initial purchasers relating to LII’s 6.25% Convertible Subordinated Notes due June 1, 2009 (filed as Exhibit 10.3 to LII’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference). LII is a party to several debt instruments under which the total amount of securities authorized under any such instrument does not exceed 10% of the total assets of LII and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, LII agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.
10.1	—	Amended and Restated Revolving Credit Facility Agreement dated as of September 11, 2003 among LII, the lenders listed thereto, JPMorgan Chase Bank, Bank of Nova Scotia, The Bank of Tokyo-Mitsubishi, Ltd. and Wells Fargo Bank Texas, N.A., including an Amended and Restated Intercreditor Agreement as Exhibit F thereto and an Amended and Restated Pledge Agreement as Attachment D thereto (filed as Exhibit 10.1 to LII’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference).
10.2	—	First Amendment to Amended and Restated Revolving Credit Facility Agreement dated as of August 27, 2004 among LII, the lenders party thereto, and JPMorgan Chase Bank, as administrative agent (filed as Exhibit 10.2 to LII’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference).
10.3	—	Second Amended and Restated Receivables Purchase Agreement, dated as of June 16, 2003, among LPAC Corp., Lennox Industries Inc., Blue Ridge Asset Funding Corporation, Liberty Street Funding Corp., the Liberty Street Investors named therein, The Bank of Nova Scotia and Wachovia Bank, N.A. (filed as Exhibit 10.1 to LII’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 and incorporated herein by reference).
10.4	—	Fourth Amendment to Second Amended and Restated Receivables Purchase Agreement dated as of June 11, 2004, by and among Lennox Industries Inc., LPAC Corp., Liberty Street Funding Corp., the investors named in the Purchase Agreement, The Bank of Nova Scotia, YC SUSI Trust, Bank of America, N.A. and The Yorktown Investors (filed as Exhibit 10.3 to LII’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference).
10.5	—	Fifth Amendment to Second Amended and Restated Receivables Purchase Agreement dated as of December 20, 2004, by and among Lennox Industries Inc., LPAC Corp., Liberty Street Funding Corp., the investors named in the Purchase Agreement, The Bank of Nova Scotia, YC SUSI Trust, Bank of America, N.A. and The Yorktown Investors (filed as Exhibit 10.1 to LII’s Form 8-K dated December 20, 2004 and incorporated herein by reference).

Exhibit
Number		Exhibit Name

10.6	—	Purchase and Sale Agreement, dated as of June 19, 2000, among Lennox Industries Inc., Heatcraft Inc. and LPAC Corp. (filed as Exhibit 10.1 to LII’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 and incorporated herein by reference).
10.7	—	First Amendment to Purchase and Sale Agreement, dated as of June 7, 2002, among Lennox Industries Inc., Heatcraft Inc., Armstrong Air Conditioning Inc. and LPAC Corp. (filed as Exhibit 10.2 to LII’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 and incorporated herein by reference).
10.8	—	Second Amendment to Purchase and Sale Agreement, dated as of June 16, 2003, by and among LPAC Corp., Lennox Industries Inc., Armstrong Air Conditioning Inc., Advanced Distributor Products LLC and Heatcraft Refrigeration Products LLC (filed as Exhibit 10.2 to LII’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 and incorporated herein by reference).
10.9	—	Omnibus Amendment Number One to the Amended and Restated Receivables Purchase Agreement and the Purchase and Sale Agreement, dated as of January 31, 2003, among Lennox Industries Inc., Heatcraft Inc., Armstrong Air Conditioning Inc., Advanced Distributor Products LLC, Heatcraft Refrigeration Products LLC, LPAC Corp., Blue Ridge Asset Funding Corporation and Wachovia Bank, N.A. (filed as Exhibit 10.12 to LII’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference).
10.10	—	First Omnibus Amendment to Transaction Documents, dated as of December 31, 2003 among LII, Lennox Industries Inc., Advanced Distributor Products LLC, Heatcraft Refrigeration Products LLC, LPAC Corp., Blue Ridge Asset Funding Corporation, Wachovia Bank, National Association, Liberty Street Funding Corp., The Bank of Nova Scotia, EagleFunding Capital Corporation, Fleet National Bank, Fleet Securities Inc., and The Liberty Street Investors (filed as Exhibit 10.9 to LII’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference).
10.11	—	Assignment and Assumption Agreement dated as of May 5, 2004, by and among EagleFunding Capital Corporation and YC SUSI Trust, Fleet National Bank and Back of America, N.A., Fleet Securities, Inc. and Bank of America, N.A., The Bank of Nova Scotia and LPAC Corp. (filed as Exhibit 10.10 to LII’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference).
10.12	—	Receivables Purchase Agreement dated as of June 27, 2003 among LPAC Corp. II, Lennox Industries Inc., Jupiter Securitization Corporation, The Financial Institutions from time to time parties thereto, and Bank One, NA. (filed as Exhibit 10.3 to LII’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 and incorporated herein by reference).
10.13	—	Amendment No. 1 to Receivables Purchase Agreement dated as of September 11, 2003 among LPAC Corp. II, Lennox Industries Inc., Jupiter Securitization Corporation, The Financial Institutions from time to time parties thereto, and Bank One, NA. (filed as Exhibit 10.2 to LII’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 and incorporated herein by reference).
10.14	—	Amendment No. 2 to Receivables Sale Agreement dated as of June 25, 2004 among LPAC Corp. II, Lennox Industries Inc., Jupiter Securitization Corporation, The Financial Institutions from time to time parties thereto, and Bank One, NA. (filed as Exhibit 10.13 to LII’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference).
10.15	—	Amendment No. 1 to Receivables Sale Agreement dated as of September 11, 2003 among Armstrong Air Conditioning Inc., Lennox Hearth Products Inc., and LPAC Corp. II (filed as Exhibit 10.3 to LII’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 and incorporated herein by reference).
10.16	—	Joint Venture and Members Agreement dated July 18, 2002, between LII, Outokumpu Copper Products Oy, Outokumpu Copper Holdings, Inc. and Heatcraft Heat Transfer LLC (filed as Exhibit 10.7 to LII’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 and incorporated herein by reference).

Exhibit
Number		Exhibit Name

10.17	—	Shareholders Agreement dated July 18, 2002, between LGL Holland B.V., Outokumpu Copper Products Oy and Outokumpu Heatcraft B.V. (filed as Exhibit 10.8 to LII’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 and incorporated herein by reference).
10.18	—	Shared Services Agreement dated August 30, 2002, between LII, Outokumpu Heatcraft USA LLC and Outokumpu Heatcraft B.V. (filed as Exhibit 10.9 to LII’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 and incorporated herein by reference).
10.19	—	Joint Technology Development Agreement, dated August 30, 2002, between LII, Outokumpu Oyj, Outokumpu Heatcraft USA LLC, Outokumpu Heatcraft B.V. and Advanced Heat Transfer LLC (filed as Exhibit 10.10 to LII’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 and incorporated herein by reference).
10.20*	—	1998 Incentive Plan of Lennox International Inc. (filed as Exhibit 10.8 to LII’s Registration Statement on Form S-1 (Registration No. 333-75725) filed April 16, 1999 and incorporated herein by reference).
10.21*	—	Amendment, dated as of December 15, 2000, to 1998 Incentive Plan of Lennox International Inc. (filed as Exhibit 10.18 to LII’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference).
10.22*	—	Amendment dated May 17, 2002, to 1998 Incentive Plan of Lennox International Inc. (filed as Exhibit 10.19 to LII’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference).
10.23*	—	Lennox International Inc. Profit Sharing Restoration Plan (filed as Exhibit 10.9 to LII’s Registration Statement on Form S-1 (Registration No. 333-75725) filed April 16, 1999 and incorporated herein by reference).
10.24*	—	Lennox International Inc. Supplemental Executive Retirement Plan (filed as Exhibit 10.10 to LII’s Registration Statement on Form S-1 (Registration No. 333-75725) filed April 16, 1999 and incorporated herein by reference).
10.25*	—	Lennox International Inc. Non-employee Directors’ Compensation and Deferral Plan (filed as Exhibit 10.22 to LII’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference).
10.26*	—	Amendment dated May 17, 2002, to Lennox International Inc. Non-employee Directors’ Compensation and Deferral Plan (filed as Exhibit 10.23 to LII’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference).
10.27*	—	Form of Indemnification Agreement entered into between LII and certain executive officers and directors (filed as Exhibit 10.15 to LII’s Registration Statement on Form S-1 (Registration No. 333-75725) filed April 16, 1999 and incorporated herein by reference).
10.28*	—	Form of revised Employment Agreement entered into between LII and certain executive officers (filed as Exhibit 10.1 to LII’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000 and incorporated herein by reference).
10.29*	—	Form of Amended and Restated Change of Control Employment Agreement entered into between LII and certain executive officers (filed as Exhibit 10.2 to LII’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000 and incorporated herein by reference).
12.1	—	Computation of Ratio of Earnings to Fixed Charges (filed herewith).
21.1	—	Subsidiaries of LII (filed herewith).
23.1	—	Consent of KPMG LLP (filed herewith).
31.1	—	Certification of the principal executive officer (filed herewith).
31.2	—	Certification of the principal financial officer (filed herewith).
32.1	—	Certification of the principal executive officer and the principal financial officer of the Company pursuant to 18 U.S.C. Section 1350 (filed herewith).

*	Management contracts and compensatory plans and arrangements required to be filed as exhibits to this Form 10-K pursuant to Item 14(c).