Form 10-Q
period 2005-03-31
LENNOX INTERNATIONAL INC
filed 2005-05-09
CIK 1069202

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(MARK ONE)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
PERIOD ENDED MARCH 31, 2005

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

Yes ☑   No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

Yes ☑   No ☐

     As of March 31, 2005, the number of shares outstanding of the registrant’s common stock, par value $.01 per share, was 61,914,053.

LENNOX INTERNATIONAL INC.

FORM 10-Q
For the Three Months Ended March 31, 2005

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
As of March 31, 2005 and December 31, 2004
(In millions, except share data)

	March 31,	December 31,
	2005	2004
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$84.2	$60.9
Accounts and notes receivable, net	450.2	472.5
Inventories	275.8	247.2
Deferred income taxes	13.1	13.1
Other assets	42.4	45.9
Assets held for sale	1.2	5.1

Total current assets	866.9	844.7
PROPERTY, PLANT AND EQUIPMENT, net	236.3	234.0
GOODWILL, net	222.5	225.4
DEFERRED INCOME TAXES	82.1	82.8
OTHER ASSETS	137.3	131.7

TOTAL ASSETS	$1,545.1	$1,518.6

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Short-term debt	$3.8	$6.0
Current maturities of long-term debt	36.3	36.4
Accounts payable	281.6	237.0
Accrued expenses	259.9	286.3
Income taxes payable	16.7	14.6
Liabilities held for sale	2.4	3.7

Total current liabilities	600.7	584.0
LONG-TERM DEBT	269.1	268.1
POSTRETIREMENT BENEFITS, OTHER THAN PENSIONS	14.7	14.2
PENSIONS	105.1	105.5
OTHER LIABILITIES	78.6	73.9

Total liabilities	1,068.2	1,045.7

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 200,000,000 shares authorized, 67,005,959 shares and 66,367,987 shares issued for 2005 and 2004 respectively	0.7	0.7
Additional paid-in capital	465.1	454.1
Retained earnings	66.9	66.8
Accumulated other comprehensive (loss) income	(7.4)	0.7
Deferred compensation	(16.0)	(18.2)
Treasury stock, at cost, 3,106,822 shares and 3,044,286 for 2005 and 2004, respectively	(32.4)	(31.2)

Total stockholders’ equity	476.9	472.9

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,545.1	$1,518.6

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2005 and 2004
(Unaudited, in millions, except per share data)

	For the
	Three Months Ended
	March 31,
	2005	2004
NET SALES	$700.3	$664.0
COST OF GOODS SOLD	478.5	438.4

Gross Profit	221.8	225.6
OPERATING EXPENSES:
Selling, general and administrative expense	204.3	206.3
Goodwill impairment	—	208.3

Operational income (loss) from continuing operations	17.5	(189.0)
INTEREST EXPENSE, net	5.5	7.5
OTHER EXPENSE	0.1	0.3

Income (loss) from continuing operations before income taxes	11.9	(196.8)
PROVISION FOR (BENEFITS FROM) INCOME TAXES	4.4	(19.1)

Income (loss) from continuing operations	7.5	(177.7)

DISCONTINUED OPERATIONS (NOTE 9):
Loss from operations of discontinued operations	1.6	20.1
Income tax benefit	(0.4)	(3.7)
Loss on disposal of discontinued operations	0.1	—
Income tax benefit	(0.2)	—

Loss from discontinued operations	1.1	16.4

Net income (loss)	$6.4	$(194.1)

INCOME (LOSS) PER SHARE FROM CONTINUING OPERATIONS:
Basic	$0.12	$(2.98)
Diluted	$0.12	$(2.98)

LOSS PER SHARE FROM DISCONTINUED OPERATIONS:
Basic	$(0.02)	$(0.28)
Diluted	$(0.02)	$(0.28)

NET INCOME (LOSS) PER SHARE:
Basic	$0.10	$(3.26)
Diluted	$0.10	$(3.26)

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2005 and 2004
(Unaudited, in millions)

	For the
	Three Months Ended
	March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$6.4	$(194.1)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Minority interest and equity in unconsolidated affiliates	(4.6)	(2.6)
Non-cash impairment of long-lived assets and goodwill	—	224.7
Depreciation and amortization	9.6	11.5
Deferred income taxes	0.4	(23.9)
Loss from discontinued operations, other than non-cash impairments	1.1	—
Other losses and expenses	2.2	5.4
Changes in assets and liabilities, net of effects of divestitures:
Accounts and notes receivable	15.2	49.2
Inventories	(31.3)	(64.0)
Other current assets	3.0	2.3
Accounts payable	47.2	9.5
Accrued expenses	(24.9)	(18.6)
Income taxes payable and receivable	4.3	(5.3)
Long-term warranty, deferred income and other liabilities	9.4	4.4
Net cash (used in) provided by operating activities from discontinued operations	(2.0)	8.1

Net cash provided by operating activities	36.0	6.6

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the disposal of property, plant and equipment	0.1	0.1
Purchases of property, plant and equipment	(13.6)	(6.4)
Additional investment in affiliates	—	(2.1)
Proceeds from disposal of businesses and investments	1.8	—

Net cash used in investing activities	(11.7)	(8.4)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term borrowings	(1.8)	(1.6)
Repayments of long-term debt	—	(0.1)
Revolving long-term borrowings	1.0	5.0
Sales of common stock	7.9	10.8
Payments of deferred financing costs	—	(0.2)
Repurchases of common stock	(1.2)	—
Cash dividends paid	(6.2)	(5.6)

Net cash (used in) provided by financing activities	(0.3)	8.3

INCREASE IN CASH AND CASH EQUIVALENTS	24.0	6.5
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(0.7)	1.8

CASH AND CASH EQUIVALENTS, beginning of period	60.9	76.1

CASH AND CASH EQUIVALENTS, end of period	$84.2	$84.4

Supplementary disclosures of cash flow information:
Cash paid during the period for:
Interest	$1.0	$2.1

Income taxes (net of refunds)	$(2.0)	$7.0

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation and other Accounting Information:

     The unaudited consolidated balance sheet as of March 31, 2005, and the accompanying unaudited consolidated statements of operations and cash flows for the three months ended March 31, 2005 and 2004 should be read in conjunction with Lennox International Inc.’s (the “Company” or “LII”) audited consolidated financial statements and footnotes as of December 31, 2004 and 2003 and for each of the three years in the period ended December 31, 2004. In the opinion of management, the accompanying consolidated financial statements contain all material adjustments, consisting principally of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to applicable rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. The operating results for the interim periods are not necessarily indicative of the results to be expected for a full year.

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

	For the
	Three Months Ended
	March 31,
	2005	2004
Net income (loss), as reported	$6.4	$(194.1)

Add: Reported stock-based compensation expense, net of taxes	4.1	1.7

Deduct: Fair value based compensation expense, net of taxes	(4.6)	(2.5)

Net income (loss), pro-forma	$5.9	$(194.9)

Earnings per share:
Basic, as reported	$0.10	$(3.26)
Basic, pro-forma	$0.10	$(3.28)

Diluted, as reported	$0.10	$(3.26)
Diluted, pro-forma	$0.09	$(3.28)

3. Reportable Business Segments:

     Financial information about the Company’s reportable business segments is as follows (in millions):

	For the
	Three Months Ended
	March 31,
	2005	2004
Net Sales
Residential	$342.7	$324.3
Commercial	126.2	108.9

Heating and Cooling	468.9	433.2
Service Experts	135.9	138.9
Refrigeration	111.9	109.2
Eliminations	(16.4)	(17.3)

	$700.3	$664.0

Segment Profit (Loss)
Residential	$29.6	$32.6
Commercial	4.7	1.4

Heating and Cooling	34.3	34.0
Service Experts	(6.3)	(7.7)
Refrigeration	8.9	10.6
Corporate and other	(19.3)	(16.4)
Eliminations	(0.1)	(1.2)

Segment Profit	17.5	19.3
Reconciliation to income (loss) from continuing operations before income taxes:
Goodwill impairment	—	208.3
Interest expense, net	5.5	7.5
Other expense	0.1	0.3

	$11.9	$(196.8)

	As of March 31,	As of December 31,
	2005	2004
Total Assets
Residential	$543.4	$512.0
Commercial	233.8	244.0

Heating and Cooling	777.2	756.0
Service Experts	182.6	187.8
Refrigeration	315.2	323.9
Corporate and other	281.5	258.2
Eliminations	(12.6)	(12.4)

Segment Assets	1,543.9	1,513.5
Discontinued Operations (Note 9)	1.2	5.1

	$1,545.1	$1,518.6

4. Inventories:

     Components of inventories are as follows (in millions):

	As of March 31,	As of December 31,
	2005	2004
Finished goods	$200.8	$174.1
Repair parts	39.5	38.5
Work in process	10.6	9.2
Raw materials	82.3	71.4

	333.2	293.2
Excess of current cost over last-in, first-out cost	(57.4)	(46.0)

	$275.8	$247.2

5. Shipping and Handling:

     Shipping and handling costs related to post-production activities are included as part of selling, general and administrative expense in the accompanying Consolidated Statements of Operations in the following amounts (in millions):

For the Three Months Ended March 31
2005	2004
$33.9	$32.7

6. Warranties:

     The changes in the carrying amount of the Company’s total warranty liabilities for the three months ended March 31, 2005 are as follows (in millions):

Total warranty liability at December 31, 2004	$71.0
Payments made in 2005	(6.6)
Changes resulting from issuance of new warranties	5.9
Changes in estimates associated with pre-existing warranties	1.3

Total warranty liability at March 31, 2005	$71.6

     The change in warranty liability that results from changes in estimates of warranties issued prior to 2005 was primarily due to revaluing warranty reserves based on higher material input costs.

7. Cash, Lines of Credit and Financing Arrangements:

     The Company has bank lines of credit aggregating $258.6 million, of which $9.8 million was borrowed and outstanding and $95.7 million was committed to standby letters of credit at March 31, 2005. Of the remaining $153.1 million, the entire amount was available for future borrowings after consideration of covenant limitations. Included in the lines of credit are several regional facilities and a multi-currency facility in the amount of $225 million governed by agreements between the Company and a syndicate of banks. The facility includes restrictive covenants that limit the Company’s ability to incur additional indebtedness, encumber its assets, sell its assets, or pay dividends. There are no required payments prior to the expiration of the facility. The Company’s facility and promissory notes are secured by the stock of the Company’s major subsidiaries. The facility requires that LII deliver annual and quarterly financial statements, as well as compliance certificates, to the banks within a specified period of time. LII believes that cash flow from operations, as well as available borrowings under its revolving credit facility, will be sufficient to fund its operations for the foreseeable future. The Company has included in cash and cash equivalents in the accompanying unaudited Consolidated Balance Sheet as of March 31, 2005, $24.1 million of restricted cash primarily related to letters of credit issued with respect to the operations of its captive insurance subsidiary ending December 30, 2005.

8. Accounts and Notes Receivable:

     Accounts and Notes Receivable have been shown net of allowance for doubtful accounts of $17.5 million and $18.5 million, and net of accounts receivable sold under an ongoing asset securitization arrangement of $5.0 million and zero as of March 31, 2005 and December 31, 2004, respectively. In addition, approximately $210 million of accounts receivable as reported in the accompanying Consolidated Balance Sheets at March 31, 2005 represent retained interests in securitized receivables that have restricted disposition rights per the terms of the asset securitization agreement and would not be available to satisfy obligations to creditors. The Company has no significant concentration of credit risk within its accounts and notes receivable.

9. Divestitures:

     In the first fiscal quarter of 2004, the Company’s Board of Directors approved a turnaround plan designed to improve the performance of its Service Experts business segment. The plan realigns Service Experts’ dealer service centers to focus on service and replacement opportunities in the residential and light commercial markets. The Company identified 130 dealer service centers, whose primary business is residential and light commercial service and replacement, which comprise the ongoing Service Experts business segment. As of December 31, 2004, the Company divested the remaining 48 centers, in addition to the previously announced closure of four centers. The 48 centers that are no longer a part of Service Experts have been classified as a Discontinued Operation in the accompanying Statements of Operations. The related assets and liabilities for these centers are classified as “Assets Held For Sale” and “Liabilities Held For Sale” in the accompanying Consolidated Balance Sheets.

     A summary of net trade sales, pre-tax operating results and pre-tax loss of disposal of assets for the three months ended March 31, 2005 and 2004, and the major classes of assets and liabilities presented as held for sale at March 31, 2005 and 2004, are detailed below (in millions):

	Discontinued
	Operations for the
	Three Months Ended
	March 31,
	2005	2004
Net trade sales	$0.2	$70.7
Pre-tax loss operating results	(1.6)	(20.1)
Pre-tax loss on disposal of centers	(0.1)	—

Current assets	$1.2	$66.2
Non-current assets	—	2.1

Total assets	$1.2	$68.3

Current liabilities	$2.4	$34.9

     The following table details the Company’s pre-tax loss from discontinued operations for the three months ended March 31, 2005 and 2004, and the cumulative amount incurred through March 31, 2005 (in millions):

			Cumulative
	Three Months	Three Months	Incurred
	Ended	Ended	through
	March 31,	March 31,	March 31,
	2005	2004	2005
Goodwill impairment	$—	$13.3	$14.8
Impairment of property, plant and equipment	—	3.1	3.1
Operating loss	—	3.7	14.9
Other divestiture costs	1.6	—	7.7

Subtotal	1.6	20.1	40.5
Loss on disposal of centers	0.1	—	15.0

Total loss from discontinued operations	$1.7	$20.1	$55.5

     Any future additional expenses are not expected to be material.

     The income tax benefit on discontinued operations was $0.6 million for the three months ended March 31, 2005 and $3.7 million for the three months ended March 31, 2004. The $3.7 million includes a $1.5 million tax benefit related to the goodwill impairment. Through March 31, 2005, proceeds from the sale of these centers totaled $25.8 million.

10. Earnings per Share:

     Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net income, adjusted for the interest expense and amortization of deferred financing costs associated with the Company’s convertible notes, by the sum of the weighted average number of shares and the number of equivalent shares assumed outstanding, if dilutive, under the Company’s stock-based compensation plans and convertible notes. Emerging Issues Task Force Issue 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” requires that contingently convertible debt securities with a market price trigger be included in diluted earnings per share, regardless of whether the market price trigger has been met. The number of shares attributable to convertible notes is 7,947,478. As of March 31, 2005, the Company had 65,020,875 shares outstanding of which 3,106,822 were held as treasury shares. Diluted earnings per share are computed as follows (in millions, except per share data):

	For the
	Three Months Ended
	March 31,
	2005	2004
Net income (loss)	$6.4	$(194.1)

Weighted average shares outstanding	61.5	59.5
Effect of diluted securities attributable to stock options and performance share awards	2.9	—
Effect of diluted securities attributable to convertible notes	—	—

Weighted average shares outstanding, as adjusted	64.4	59.5

Diluted earnings (loss) per share	$0.10	$(3.26)

     Options to purchase 142,816 shares of common stock at prices ranging from $24.91 to $49.63 per share were outstanding for the three months ended March 31, 2005 and the 7,947,478 shares attributable to convertible notes were not included in the diluted earnings per share calculation because the assumed exercise of such options would have been anti-dilutive. All potentially dilutive securities, including 7,947,478 shares attributable to convertible notes, were excluded because their effects were anti-dilutive for the three months ended March 31, 2004.

11. Comprehensive Loss:

     Comprehensive loss is computed as follows (in millions):

	For the
	Three Months Ended
	March 31,
	2005	2004
Net income (loss)	$6.4	$(194.1)
Foreign currency translation adjustments	(8.8)	(2.6)
Cash flow hedges	(0.3)	1.5
Minimum pension liability	1.0	0.2

Total comprehensive loss	$(1.7)	$(195.0)

12. Goodwill:

     The Company evaluates the impairment of goodwill under the guidance of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) for each of its reporting units. As a result of the annual impairment tests required by SFAS No. 142, the Company recorded an impairment charge in the first quarter of 2004 associated with its Service Experts segment. This impairment charge reflected the segment’s performance below management’s expectations and management’s decision to divest of 48 centers that no longer matched the realigned Service Experts business model (see Note 9). The impairment test requires a two-step process. The first step compares the fair value of the units with goodwill against their aggregate carrying values, including goodwill. The Company estimated the fair value of its Service Experts segment using the income method of valuation, which includes the use of estimated discounted cash flows. Based on the comparison, the carrying value of Service Experts exceeded its fair value. Accordingly, the Company performed the second step of the test, comparing the implied fair value of Service Experts goodwill with the carrying amount of that goodwill. Based on this assessment, the Company recorded a non-cash impairment charge of $208.3 million ($185.1 million, net of tax), which is included as a component of operating income in the accompanying Consolidated Statements of Operations. The Company also recognized a $13.3 million ($11.8 million, net of tax) goodwill impairment charge arising from goodwill allocated to centers held for sale. This amount is included as a part of loss from discontinued operations in the accompanying Consolidated Statements of Operations. During the first quarter of 2005, the Company performed its annual goodwill impairment test and determined that no further impairment charge was required.

     The changes in the carrying amount of goodwill related to continuing operations for the three months ended March 31, 2005, in total and by segment, are as follows (in millions):

	Balance			Balance
	December 31,	Goodwill	Foreign Currency	March 31,
Segment	2004	Impairment	Translation & Other	2005
Residential	$26.1	$—	$—	$26.1
Commercial	30.7	—	(0.9)	29.8

Heating and Cooling	56.8	—	(0.9)	55.9
Service Experts	95.7	—	(1.2)	94.5
Refrigeration	72.9	—	(0.8)	72.1

Total	$225.4	$—	$(2.9)	$222.5

13. Pension and Postretirement Benefit Plan:

     Effective December 31, 2003, the Company adopted Statement of Financial Accounting Standards No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This standard requires the disclosure of the components of net periodic benefit cost recognized during interim periods. The 2005 pension benefit information includes the Company’s foreign operations whereas the 2004 information does not. The net periodic pension benefit costs for the foreign operations for the full year 2004 was $1.2 million.

Three months ended March 31	Pension Benefits		Other Benefits
(in millions)	2005	2004	2005	2004
Service cost	$2.2	$1.4	$0.3	$0.3
Interest cost	4.6	3.0	0.4	0.4
Expected return on plan assets	(5.2)	(3.1)	—	—
Amortization of prior service cost	0.3	0.3	(0.1)	(0.1)
Amortization of net loss	1.0	0.5	0.3	0.2

Net periodic benefit cost	$2.9	$2.1	$0.9	$0.8

     In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”) was signed into law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In January 2004, Financial Accounting Standards Board Staff Position No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” was issued and it permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act. The Company has elected not to reflect the changes in the Act as the effects of the Act are not a significant event that calls for remeasurement under FAS 106. Therefore, the accumulated postretirement benefit obligation and net postretirement benefit costs in the financial statements and above disclosure do not reflect the effects of the Act on the Company’s plans.

14. Investments in Affiliates:

     For the joint ventures with Outokumpu Oyj and LII’s other joint venture investments, the Company records its equity in the earnings of the joint ventures as a component of selling, general and administrative expense in the accompanying Consolidated Statements of Operations. The Company recorded $4.6 million and $3.1 million of equity in the earnings of its affiliates for the three months ended March 31, 2005 and 2004, respectively. The carrying amount of investments in affiliates as of March 31, 2005 and December 31, 2004 is $67.4 million and $63.0 million, respectively, and is included in long-term Other Assets in the accompanying Consolidated Balance Sheets.

15. Contingencies:

     The Company is involved in various claims and lawsuits incidental to its business. In addition, the Company and its subsidiary Heatcraft Inc. have been named in four lawsuits in connection with its former heat transfer operations. The lawsuits allege personal injury resulting from alleged emissions of trichloroethylene, dichloroethylene and vinyl chloride and other unspecified emissions from the South Plant in Grenada, Mississippi, previously owned by Heatcraft Inc. It is not possible to predict with certainty the outcome of these matters; however, based on present knowledge, management believes that it is unlikely that resolution of these matters will result in a material liability for the Company. As of March 31, 2005, no accrual has been made for these matters. The Company anticipates the future legal fees in defense of these matters could be significant.

     The Company has issued guarantees to third parties in conjunction with the debt of one of the Company’s affiliates. The liability recognized at March 31, 2005 related to these guarantees is approximately $0.2 million. The maximum obligation under these guarantees is approximately $4.2 million. No assets are held as collateral.

16. Subsequent Events:

   Outokumpu Joint Venture Sale

     On April 5, 2005, the Company announced that Outokumpu Copper Products OY of Finland had exercised its option to purchase the Company’s 45 percent interest in their heat transfer joint venture for approximately $39 million. The transaction is conditioned on the sale of Outokumpu Copper Products OY to Nordic Capital. The financial impact of this transaction is not expected to significantly impact the Company’s 2005 financial performance, excluding an anticipated gain on the sale, which will be quantified when the transaction is completed. The Company expects the transaction to be completed in the second quarter of 2005.

   Lennox Hearth Products – Burlington Plant Closure

     On April 4, 2005, Lennox Hearth Products Inc., a subsidiary of Lennox International Inc., commenced plans to relocate its Whitfield pellet stove and Lennox cast iron stove product lines from Burlington, Washington to a third party production facility in Juarez, Mexico and close the facility due to competitive cost pressures. These actions are scheduled to be completed in June 2005. The Company expects that these actions will reduce costs and enhance profitability.

     In conjunction with these actions, the Company expects to incur restructuring-related charges of approximately $3.5 million with short-term cash outlays of approximately $2.2 million.

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

     Improving the performance of the Service Experts business segment remains a top priority of LII’s management. In the first fiscal quarter of 2004, LII’s Board of Directors approved a turnaround plan designed to improve the performance of its Service Experts business segment. The plan realigns Service Experts’ dealer service centers to focus on service and replacement opportunities in the residential and light commercial markets. LII identified 130 dealer service centers, whose primary business is residential and light commercial service and replacement, which comprise the ongoing Service Experts business segment. As of the end of 2004, LII has divested the remaining 48 centers. The 48 centers that are no longer a part of Service Experts are classified as a discontinued operation. See “Results of Operations – Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004 – Loss from Discontinued Operations” for more detail regarding Service Experts’ discontinued operations.

     In addition to the realignment of dealer service centers discussed above, the Service Experts business segment continues the rollout of a program focused on the sharing of best practices across all residential service and replacement service centers. This rollout began mid-year in 2003 and was completed at most of the U. S. service centers in the third quarter of 2004. Rollout of the program to the Service Experts Canadian service centers is currently underway. Other initiatives in 2005 include raising visibility on revenue generating activities and continuing to strengthen the leadership at Service Experts through its general manager development program. This program graduated its first class in the latter part of 2004 and its second class during the first quarter of 2005. These general managers have assumed leadership positions at dealer service centers.

     During the first quarter of 2004, LII evaluated the impairment of goodwill under the guidance of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”), and determined that the carrying value of Service Experts’ goodwill exceeded its fair value. As a result, LII recorded a pre-tax, non-cash charge of $208.3 million for the three months ended March 31, 2004 in the Company’s Service Experts business segment. The impairment charge was driven primarily by lower than expected operating results as well as the turnaround plan discussed above. The tax benefit of this charge was $23.2 million. The $208.3 million pre-tax goodwill impairment charge is included in LII’s operating loss from continuing operations for the three months ended March 31, 2004. Subsequent to the recognition of the $208.3 million goodwill impairment under SFAS No. 142 and as part of the realignment of service centers discussed above, LII also recognized $13.3 million in pre-tax goodwill impairment included in its $20.1 million pre-tax loss on discontinued operations under Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), resulting in a total pre-tax goodwill impairment charge of $221.6 million for the three months ended March 31, 2004. During the first quarter of 2005, LII performed its annual goodwill impairment test and determined that no further goodwill impairment was necessary.

     On April 4, 2005, Lennox Hearth Products Inc., a subsidiary of the Company, commenced plans to relocate its Whitfield pellet stove and Lennox cast iron stove product lines from Burlington, Washington to a third party production facility in Juarez, Mexico and close the facility due to competitive cost pressures. On April 5, 2005, the Company announced that Outokumpu Copper Products OY of Finland had exercised its option to purchase the Company’s 45 percent interest in their heat transfer joint venture for approximately $39 million. For more information on these two events, see Note 16 titled “Subsequent Events” in the Notes to Consolidated Financial Statements.

     On April 2, 2004 the Department of Energy announced that it will enforce a 13 seasonal energy efficiency rating or “SEER” standard for residential central air conditioners. This standard, which will apply to central air conditioners manufactured after January 23, 2006, increases by 30 percent the SEER standard that applies to models produced currently. Although this new standard creates several engineering, manufacturing and marketing challenges for the Company, the Company anticipates it will meet the new regulation by January 23, 2006. The

Company is also using the new standard as an opportunity to redesign its entire line of cooling products to standardize product platforms across its brands and to integrate other improvements in its products. The Company projects total expenditures for property, plant and equipment in 2005 to be approximately $80.0 million, driven largely by increased expenditures in connection with this redesign effort.

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

     The principal components of cost of goods sold in LII’s manufacturing operations are component costs, raw materials, factory overhead, labor and estimated costs of warranty expense. In LII’s Service Experts segment, the principal components of cost of goods sold are equipment, parts and supplies and labor. The principal raw materials used in LII’s manufacturing processes are steel, copper and aluminum. Higher prices for these commodities and related components continue to present a challenge to LII. Commodity prices and related component costs in LII’s manufacturing businesses increased by approximately $21 million for the three months ended March 31, 2005 compared to the same period in 2004. LII is partially mitigating the impact of higher commodity prices in 2005 through a combination of price increases, improved production efficiency, cost reduction initiatives and hedging programs. Warranty expense is estimated based on historical trends and other factors.

     LII’s fiscal year ends on December 31 of each year and its interim fiscal quarters are each comprised of 13 weeks. For convenience, throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the 13-week periods comprising each fiscal quarter are denoted by the last day of the calendar quarter.

Results of Operations

     The following table sets forth, as a percentage of net sales, LII’s statements of operations data for the three months ended March 31, 2005 and 2004:

	Three Months Ended
	March 31,
	2005	2004
Net sales	100.0%	100.0%
Cost of goods sold	68.3	66.0

Gross profit	31.7	34.0
Selling, general and administrative expense	29.2	31.1
Goodwill impairment	—	31.4

Operational income (loss) from continuing operations	2.5	(28.5)
Interest expense, net	0.8	1.1
Other expense	—	—

Income (loss) from continuing operations before income taxes	1.7	(29.6)
Provision for (benefit from) income taxes	0.6	(2.8)

Income (loss) from continuing operations	1.1	(26.8)

Discontinued operations:
Loss from operations of discontinued operations	0.2	3.0
Income tax benefit	—	(0.6)
Loss on disposal of discontinued operations	—	—
Income tax benefit	—	—

Loss from discontinued operations	0.2	2.4

Net income (loss)	0.9%	(29.2)%

     The following table sets forth net sales by business segment and geographic market (dollars in millions):

	Three Months Ended March 31,
	2005		2004
	Amount	%	Amount	%
Business Segment:
Residential	$342.7	48.9%	$324.3	48.8%
Commercial	126.2	18.0	108.9	16.4

Heating & Cooling	468.9	66.9	433.2	65.2
Service Experts	135.9	19.4	138.9	20.9
Refrigeration	111.9	16.0	109.2	16.4
Eliminations	(16.4)	(2.3)	(17.3)	(2.5)

Total net sales	$700.3	100.0%	$664.0	100.0%

Geographic Market:	$530.4	75.7%	$500.0	75.3%
U.S	169.9	24.3	164.0	24.7

International	$700.3	100.0%	$664.0	100.0%

Total net sales

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Net Sales

     Net sales increased $36.3 million, or 5.5%, to $700.3 million for the three months ended March 31, 2005 from $664.0 million for the comparable period in 2004. Adjusted for the favorable impact of foreign currency translation, net sales increased $27.9 million, or 4.2%, compared to the same period in 2004. Net sales were higher in the Company’s Residential Heating & Cooling business segment, significantly higher in the Company’s Commercial Heating & Cooling business segment, lower in the Company’s Service Experts business segment and marginally higher in the Company’s Refrigeration business segment for the three months ended March 31, 2005 compared to the three months ended March 31, 2004.

     Net sales in the Residential Heating & Cooling business segment increased $18.4 million, or 5.7%, to $342.7 million for the three months ended March 31, 2005 from $324.3 million for the three months ended March 31, 2004. Adjusted for the impact of foreign currency translation, net sales increased 4.8%, or $15.7 million, compared to the three months ended March 31, 2004. Net sales of the Company’s Lennox brand of heating, cooling and hearth products were particularly strong due in large part to price increases in response to higher commodity prices.

     Net sales in the Commercial Heating & Cooling business segment increased $17.3 million, or 15.9%, to $126.2 million for the three months ended March 31, 2005 compared to the three months ended March 31, 2004. After adjusting for the impact of foreign currency translation, net sales increased $15.4 million, or 14.1%, compared to the three months ended March 31, 2004. The increase in net sales was due primarily to strong domestic sales growth driven by an increase in sales to national accounts and to commercial mechanical contractors, and price increases in response to higher commodity prices. When adjusted for foreign currency translation, net sales in the Company’s European operations for the three months ended March 31, 2005 were slightly higher compared to the same period last year although market conditions in Europe remain depressed.

     Net sales in the Service Experts business segment declined $3.0 million, or 2.2%, to $135.9 million from $138.9 million for the three months ended March 31, 2005 compared to the three months ended March 31, 2004. Net sales declined $4.7 million, or 3.4%, after adjusting for the impact of foreign currency translation. The decline in net sales was due primarily to lower net sales in Service Experts’ residential service and replacement business.

     Refrigeration business segment net sales increased $2.7 million, or 2.5%, to $111.9 million for the three months ended March 31, 2005 compared to the three months ended March 31, 2004. After adjusting for the impact of foreign currency translation, net sales were essentially flat for the three months ended March 31, 2005 compared to the same period in 2004. The Americas had higher net sales due in part to growth in original equipment manufacturer sales that service the supermarket and walk-in refrigeration market segments, as well as price increases in response to higher commodity prices. This growth was partially offset by lower net sales in Europe driven by depressed market conditions and lower net sales in the Company’s Asia Pacific operations driven by weather conditions.

Gross Profit

     Gross profit was $221.8 million for the three months ended March 31, 2005 compared to $225.6 million for the three months ended March 31, 2004, a decrease of $3.8 million. Gross profit margin declined 2.3% from 34.0% for the three months ended March 31, 2004 to 31.7% for the three months ended March 31, 2005. Gross profit margin declined in all of LII’s business segments due primarily to higher commodity prices as well as geographic and end-market mix differences. Commodity prices in LII’s manufacturing businesses increased by approximately $21 million for the three months ended March 31, 2005 compared to the same period in 2004. LII was able to offset the large majority of the commodity price increases through a combination of price increases, however, the geographic and end-market mix differences contributed to the gross profit margin erosion.

     In the Company’s Residential Heating & Cooling business segment, gross profit margins declined 2.9% for the three months ended March 31, 2005 compared to the same period in 2004 due primarily to the higher commodity prices and geographic and end-market mix differences (primarily in the Company’s Lennox brand) partially offset by price increases. Mild temperatures in the Midwest and Northeast regions of the U.S. resulted in a net sales skew to more price competitive Southern markets, and the mix between new construction and replacement shifted away from more profitable replacement business. In addition, warranty and product liability costs were $1.9 million higher for the three months ended March 31, 2005 compared to the same period in 2004 due primarily to revaluing warranty reserves based on higher material costs. Gross profit margins declined 2.4% in the Company’s Commercial Heating & Cooling business segment over the same period due primarily to higher commodity prices partially offset by higher volumes and price increases. In the Company’s Service Experts business segment, gross profit margin declined 1.0% over the same period due primarily to margin erosion resulting from unfavorable end-market mix as new construction markets were more buoyant than replacement markets. Although this business segment is realizing price increases on the heating and cooling equipment it sells, price improvement on related parts and supplies has been insufficient. In the Company’s Refrigeration business segment, gross profit margin declined 0.7% over the same period due primarily to weaker performance in the Company’s Asia Pacific and European operations.

     LIFO (last in, first out) inventory liquidations did not have a material impact on gross profit margins. The Company’s gross profit margin may not be comparable to the gross profit margin of other entities, since some entities include all of the costs related to their distribution network in cost of goods sold, whereas the Company excludes a portion of such costs from gross profit margin, including such costs instead in the selling, general and administrative expense (“SG&A”) line item. For more information see Note 5 titled “Shipping and Handling” in the Notes to Consolidated Financial Statements.

Selling, General and Administrative Expense

     SG&A expenses were $204.3 million for the three months ended March 31, 2005, a decrease of $2.0 million, or 1.0%, from $206.3 million for the three months ended March 31, 2004. The $2.0 million decrease in SG&A expenses was due primarily to the absence of approximately $2.1 million of investigation costs related to the Service Experts operations as well as the absence of approximately $2.8 million of costs in connection with personnel reductions in the Company’s European operations, all of which were incurred during the first quarter of 2004. Partially offsetting the absence of these costs was unfavorable foreign currency translation of approximately $2.4 million. As a percentage of total net sales, SG&A expenses of 29.2% for the three months ended March 31, 2005 were down from 31.1% compared to the same period in 2004. The Company has no significant concentration of credit risk among its diversified customer base.

Goodwill Impairment

     Goodwill impairment represents a pre-tax, non-cash, charge of $208.3 million for the three months ended March 31, 2004 in the Company’s Service Experts business segment, where lower than expected operating results occurred. The tax benefit of this charge was $23.2 million. During the first quarter of 2004, the Company conducted fair-value-based tests, which are required at least annually by SFAS No. 142, and determined that the carrying value of Service Experts’ goodwill exceeded its fair value. These fair-value-based tests were applied to all Service Experts service centers before consideration of the divestitures announced as part of the Company’s Service Experts turnaround plan. An additional $13.3 million of pre-tax goodwill impairment is included in the $20.1 million pre-tax Loss on Operations of Discontinued Operations discussed below resulting in a total pre-tax goodwill impairment charge of $221.6 million for the three months ended March 31, 2004. During the first quarter of 2005, LII performed its annual goodwill impairment test and determined that no further goodwill impairment was necessary.

Interest Expense, Net

     Interest expense, net, for the three months ended March 31, 2005 decreased $2.0 million from $7.5 million for the three months ended March 31, 2004. The lower interest expense was due primarily to lower average debt levels. As of March 31, 2005, total debt of $309.2 million was $56.2 million lower than total debt as of March 31, 2004.

Other Expense

     Other expense was $0.1 million for the three months ended March 31, 2005 and $0.3 million for the three months ended March 31, 2004. Other expense includes foreign currency exchange gains or losses, which relate principally to the Company’s operations in Canada, Australia and Europe, and expenses related to minority interest holders.

Provision for (Benefit from) Income Taxes

     The provision for income taxes on continuing operations was $4.4 million for the three months ended March 31, 2005 compared to a benefit from income taxes on continuing operations of $19.1 million for the three months ended March 31, 2004. The effective tax rate on continuing operations was 37.0% and 9.7% for the three months ended March 31, 2005 and March 31, 2004, respectively. Excluding the tax benefit of $23.2 million from goodwill impairment, the provision for income taxes on continuing operations would have been $4.1 million for the three months ended March 31, 2004. The effective tax rate on continuing operations, excluding the goodwill impairment charge, would have been 35.7% for the three months ended March 31, 2004. These effective rates differ from the statutory federal rate of 35% principally due to state and local taxes, non-deductible expenses, foreign operating losses for which no tax benefits have been recognized and foreign taxes at rates other than 35%.

     The American Jobs Creation Act of 2004 (P.L. 108-357) was signed into law on October 22, 2004. The Act provides an opportunity to repatriate foreign earnings and claim an 85% dividend received deduction against the repatriated amount. The Company is evaluating the effects of the repatriation provision and expects to make a decision on implementation later in 2005. As a result, the related range of income tax effects of such repatriation cannot be reasonably estimated at the time of issuance of our consolidated financial statements, and, as provided for in Financial Accounting Standards Board Staff Position No. 109-2 “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” no income tax expense related to our possible repatriation has been recorded as of March 31, 2005.

Loss from Discontinued Operations

     In the first fiscal quarter of 2004, the Company’s Board of Directors approved a turnaround plan designed to improve the performance of its Service Experts business segment. The plan realigns Service Experts’ dealer service centers to focus on service and replacement opportunities in the residential and light commercial markets. LII identified 130 dealer service centers, whose primary business is residential and light commercial service and replacement, which comprise the ongoing Service Experts business segment. As of the end of 2004, the remaining 48 centers identified for divestiture were sold and are classified as a discontinued operation.

     Under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the operating results of the 48 centers that are no longer a part of the Service Experts business segment for all periods presented are reported as discontinued operations in LII’s Consolidated Statements of Operations. The following table details the Company’s pre-tax loss from discontinued operations for the three months ended March 31, 2005 and 2004, as well as the cumulative pre-tax loss incurred through March 31, 2005:

			Cumulative
	Three Months	Three Months	Incurred
	Ended	Ended	through
	March 31,	March 31,	March 31,
	2005	2004	2005
Goodwill impairment	$—	$13.3	$14.8
Impairment of property, plant and equipment	—	3.1	3.1
Operating loss	—	3.7	14.9
Other divestiture costs	1.6	—	7.7

Subtotal	1.6	20.1	40.5
Loss on disposal of centers	0.1	—	15.0

Total loss from discontinued operations	$1.7	$20.1	$55.5

     The pre-tax loss of $1.7 million from discontinued operations for the three months March 31, 2005 was primarily related to salary, severance, legal and other related expenses. Any future additional expenses are not expected to be material.

     The income tax benefit on discontinued operations was $0.6 million for the three months ended March 31, 2005 and $3.7 million for the three months ended March 31, 2004. The $3.7 million includes a $1.5 million tax benefit related to the goodwill impairment. Through March 31, 2005, proceeds from the sale of these centers totaled $25.8 million.

Liquidity and Capital Resources

     LII’s working capital and capital expenditure requirements are generally met through internally generated funds and bank lines of credit.

     During the first three months of 2005, cash provided by operating activities was $36.0 million compared to $6.6 provided by operating activities in 2004. If the effects of asset securitization were excluded, the comparison would have been $31.0 million cash provided by operating activities in 2005 and a usage of $58.4 million in 2004. The change is a reflection of better management of working capital. Net cash provided by investing activities in 2005 includes the additional proceeds from the sale of the discontinued service centers of Service Experts.

     Capital expenditures of $13.6 million and $6.4 million in the first three months of 2005 and 2004, respectively, were primarily for production equipment in the North American residential and refrigeration products manufacturing plants.

     The Company has bank lines of credit aggregating $258.6 million, of which $9.8 million was borrowed and outstanding and $95.7 million was committed to standby letters of credit at March 31, 2005. Of the remaining $153.1 million, the entire amount was available for future borrowings after consideration of covenant limitations. Included in the lines of credit are several regional facilities and a multi-currency facility in the amount of $225 million governed by agreements between the Company and a syndicate of banks. The facility includes restrictive covenants that limit the Company’s ability to incur additional indebtedness, encumber its assets, sell its assets, or pay dividends. There are no required payments prior to the expiration of the facility. The Company’s facility and promissory notes are secured by the stock of the Company’s major subsidiaries. The facility requires that LII annually and quarterly deliver financial statements, as well as compliance certificates, to the banks within a specified period of time.

     LII believes that cash flow from operations, as well as available borrowings under its revolving credit facility, will be sufficient to fund its operations for the foreseeable future. LII periodically reviews it’s capital structure, including it’s primary bank facility to ensure that adequate liquidity exists .

     The Company has included in cash and cash equivalents in the accompanying unaudited Consolidated Balance Sheet as of March 31, 2005, $24.1 million of restricted cash primarily related to letters of credit issued with respect to the operations of its captive insurance subsidiary ending December 30, 2005.

     Under a revolving asset securitization arrangement, the Company had sold, at March 31, 2005, and 2004, respectively, $5.0 million and $65.0 million of receivables on a non-recourse basis. The receivables are sold at a discount from face value and this discount aggregated $0.3 million and $0.4 million through the first three months of 2005 and 2004, respectively. The discount expense is shown as a component of selling, general and administrative expense in the Consolidated Statements of Operations. The Company has no significant concentration of credit risk among its diversified customer base.

Recent Accounting Pronouncement

     In November 2004, the FASB issued SFAS 151, “Inventory Cost – an amendment of ARB No. 43, Chapter 4,” SFAS 151 clarifies the accounting for abnormal amounts of idle facility expenses, freight, handling costs, and spoilage. It also requires that allocation of fixed production overheads to inventory be based on the normal capacity of production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is evaluating the provisions of this standard to determine the effects, if any on the financial statements.

     In December 2004, the FASB issued SFAS 123 (revised 2004), “Share Based Payment” (“SFAS 123R”), which revises SFAS 123, “Accounting for Stock-Based Compensation,” SFAS 123R also supersedes APB 25, “Accounting for Stock Issued to Employees,” and amends SFAS 95, “Statement of Cash Flow.” SFAS 123R requires fair value of all share-based payments to employees, including the fair value of grants of employee stock options, be recognized in the income statement, generally over the option vesting period. On April 14, 2005, the Securities and Exchange Commission (“SEC”) amended the compliance dates for SFAS 123R. The SEC amendment allows companies to implement SFAS 123R at the beginning of their next fiscal year. Early adoption is permitted.

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

Forward-Looking Information

     Various sections of this Quarterly Report on Form 10-Q (“Form 10-Q”), including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based upon management’s beliefs, as well as assumptions made by and information currently available to management. All statements other than statements of historical fact included in this Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements identified by the words “may,” “will,” “should,” “plan,” “predict,” “anticipate,” “believe,” “intend,” “estimate” and “expect” and similar expressions. Such statements reflect the current views of LII with respect to future events, based on what it believes are reasonable assumptions; however, such statements are subject to certain risks, uncertainties and assumptions. In addition to the specific uncertainties discussed elsewhere in this Form 10-Q, the following risks and uncertainties may affect the Company’s performance and results of operations:

•	the Company’s business is affected by economic factors including the level of economic activity in the markets in which the Company operates, and a decline in this activity typically results in a decline in new construction and replacement purchases, which could decrease LII’s sales and profitability;

•	the demand for the Company’s products and services is strongly affected by the weather, and cooler than normal summers depress the Company’s sales of replacement air conditioning and refrigeration products and warmer than normal winters have the same effect on the Company’s heating products;

•	implementation of the new minimum efficiency standard for residential air conditioners mandated by the National Appliance Energy Conservation Act (“NAECA”) could adversely impact the Company’s results of operations, including increased costs of production and distribution, potential margin pressures and higher levels of working capital;

•	increases in the prices or required quantities of raw materials or components, or problems in their availability, whether related to the implementation of the new NAECA standard or otherwise, could increase the costs of its products and/or depress the Company’s sales;

•	the Company may not be able to realize the price increases required to offset the impact of higher raw materials, components or distribution costs, whether related to the implementation of the new NAECA standard or otherwise;

•	the development, manufacture, sale and use of the Company’s products involve a risk of warranty and product liability claims, and such claims could be material and have an adverse effect on its future profitability;

•	the Company incurs the risk of liability claims for the installation and service of heating and cooling products with its Company-owned dealer service centers, and if these claims exceed the limits of the Company’s product liability insurance policies it may result in material costs that could have an adverse effect on future profitability;

•	the success of the Company will depend in part on its ability to integrate and operate acquired businesses profitably and to identify and implement opportunities for cost savings; any future determination that a significant impairment of the value of the Company’s intangible assets has occurred could have a material adverse effect on its results of operations;

•	as of March 31, 2005 the Company had $309.2 million of consolidated debt outstanding, and the Company’s level of indebtedness may have important consequences for its operations, including that it may have to use a large portion of its cash flow to pay principal and interest on its indebtedness and it could affect the Company’s ability to borrow money in the future for working capital, capital expenditures, acquisitions or other purposes;

•	the Company operates in very competitive markets with competitors that may have greater financial and marketing resources, and competitive factors could cause the Company to reduce its prices or lose market share and negatively affect its cash flow;

•	the Company’s future success will depend upon its continued investment in research and new product development and its ability to commercialize new technological advances in the HVACR industries;

•	the Company faces a risk of work stoppage and other labor relations matters because a significant percentage of its workforce is unionized, and the results of future negotiations with the unions, including the effect of any production interruptions or labor stoppages, could have an adverse effect on the Company’s future financial results; and

•	the Company is subject to extensive and changing federal, state and local laws and regulations designed to protect the environment, and these laws and regulations could impose liability for remediation costs and civil or criminal penalties for non-compliance.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     LII’s results of operations can be affected by changes in exchange rates. Net sales and expenses in currencies other than the United States dollar are translated into United States dollars for financial reporting purposes based on the average exchange rate for the period. Net sales from outside the United States represented 24.3% and 24.7% of total net sales for the three months ended March 31, 2005 and 2004, respectively. Historically, foreign currency transaction gains (losses) have not had a material effect on LII’s overall operations. The impact of a 10% change in exchange rates on income from operations is estimated to be approximately $4.2 million on an annual basis.

     The Company enters into commodity futures contracts to stabilize prices to be paid for raw materials and parts containing high copper and aluminum content. These contracts are for quantities equal to, or less than, quantities expected to be consumed in future production. As of March 31, 2005, the Company had metal futures contracts maturing at various dates through April 2006 with a fair value as an asset of $9.9 million. The impact of a 10% change in commodity prices on the Company’s results from operations is estimated to be approximately $28.9 million for the entire year, absent any other contravening actions.

Item 4. Controls and Procedures.

  Disclosure Controls and Procedures

     The Company carried out an evaluation, under the supervision and with the participation of the Company’s current management, including its Chief Executive Officer and Chief Financial Officer (the Company’s principal executive officer and principal financial officer, respectively) of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2005 to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

  Changes in Internal Control Over Financial Reporting

     During the quarter ended March 31, 2005, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     As previously disclosed, the Company and its subsidiary Heatcraft Inc. have been named in four lawsuits in connection with its former heat transfer operations. The lawsuits, which were filed in various counties in Mississippi, allege personal injury resulting from alleged emissions of trichloroethylene, dichloroethylene, and vinyl chloride and other unspecified emissions from the South Plant in Grenada, Mississippi, previously owned by Heatcraft Inc. Heatcraft and the other defendants filed motions to have the cases all moved to Grenada County. The cases have been stayed pending a decision on these motions. Plaintiffs have recently withdrawn their opposition to the motions and, as a result, the Company expects the cases to be transferred to Grenada County in the near future. If this occurs, the stay will be lifted and the cases will proceed. It is not possible to predict with certainty the outcome of these matters or an estimate of any potential loss; however, based on present knowledge, management believes that it is unlikely that any final resolution of these matters will result in a material liability for the Company. As of March 31, 2005, no accrual has been made for these matters. The Company anticipates the future legal fees in defense of these matters could be significant.

Item 6. Exhibits

*3.1	—	Restated Certificate of Incorporation of Lennox (Incorporated herein by reference to Exhibit 3.1 to Lennox’s Registration Statement on Form S-1 (Registration No. 333-75725)).

*3.2	—	Amended and Restated Bylaws of Lennox (filed as Exhibit 3.2 to LII’s Form 8-K dated February 28, 2005).

*4.1	—	Specimen stock certificate for the Common Stock, par value $.01 per share, of Lennox (Incorporated herein by reference to Exhibit 4.1 to Lennox’ Registration Statement on Form S-1 (Registration No. 333-75725)).

10.1	—	Amended and Restated 1998 Incentive Plan of Lennox International Inc. (filed herewith).

12.1	—	Lennox International Inc. and Subsidiaries Computation of Ratio of Earnings to Fixed Charges (Unaudited) For the Three Months Ended March 31, 2005 (filed herewith).

31.1	—	Certification of the principal executive officer (filed herewith).

31.2	—	Certification of the principal financial officer (filed herewith).

32.1	—	Certification of the principal executive officer and the principal financial officer of the Company pursuant to 18 U.S.C. Section 1350 (filed herewith).

* Incorporated herein by reference as indicated.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LENNOX INTERNATIONAL INC.

Date: May 9, 2005
	/s/	Susan K. Carter

Susan K. Carter
Chief Financial Officer

Exhibit Index

*3.1	—	Restated Certificate of Incorporation of Lennox (Incorporated herein by reference to Exhibit 3.1 to Lennox’s Registration Statement on Form S-1 (Registration No. 333-75725)).

*3.2	—	Amended and Restated Bylaws of Lennox (filed as Exhibit 3.2 to LII’s Form 8-K dated February 28, 2005).

*4.1	—	Specimen stock certificate for the Common Stock, par value $.01 per share, of Lennox (Incorporated herein by reference to Exhibit 4.1 to Lennox’ Registration Statement on Form S-1 (Registration No. 333-75725)).

10.1	—	Amended and Restated 1998 Incentive Plan of Lennox International Inc. (filed herewith).

12.1	—	Lennox International Inc. and Subsidiaries Computation of Ratio of Earnings to Fixed Charges (Unaudited) For the Three Months Ended March 31, 2005 (filed herewith).

31.1	—	Certification of the principal executive officer (filed herewith).

31.2	—	Certification of the principal financial officer (filed herewith).

32.1	—	Certification of the principal executive officer and the principal financial officer of the Company pursuant to 18 U.S.C. Section 1350 (filed herewith).

* Incorporated herein by reference as indicated.