Form 10-Q
period 2005-06-30
LENNOX INTERNATIONAL INC
filed 2005-08-09
CIK 1069202

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☑ No ☐
     As of July 29, 2005, the number of shares outstanding of the registrant’s common stock, par value $.01 per share, was 62,419,542.

LENNOX INTERNATIONAL INC.
FORM 10-Q
For the Three Months and Six Months Ended June 30, 2005

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of June 30, 2005 and December 31, 2004
(In millions, except share and per share data)
ASSETS

	June 30,	December 31,
	2005	2004
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$93.6	$60.9
Accounts and notes receivable, net	541.9	472.5
Inventories	257.5	247.2
Deferred income taxes	16.0	13.1
Other assets	41.7	45.9
Assets held for sale	0.1	5.1

Total current assets	950.8	844.7
PROPERTY, PLANT AND EQUIPMENT, net	238.1	234.0
GOODWILL	219.1	225.4
DEFERRED INCOME TAXES	80.4	82.8
OTHER ASSETS	111.8	131.7

TOTAL ASSETS	$1,600.2	$1,518.6

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Short-term debt	$1.0	$6.0
Current maturities of long-term debt	11.3	36.4
Accounts payable	294.7	237.0
Accrued expenses	282.7	286.3
Income taxes payable	38.9	14.6
Liabilities held for sale	0.9	3.7

Total current liabilities	629.5	584.0
LONG-TERM DEBT	263.0	268.1
POSTRETIREMENT BENEFITS, OTHER THAN PENSIONS	15.1	14.2
PENSIONS	105.6	105.5
OTHER LIABILITIES	85.7	73.9

Total liabilities	1,098.9	1,045.7

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 200,000,000 shares authorized, 66,948,331 shares and 66,367,987 shares issued for 2005 and 2004 respectively	0.7	0.7
Additional paid-in capital	463.9	454.1
Retained earnings	105.6	66.8
Accumulated other comprehensive (loss) income	(23.5)	0.7
Deferred compensation	(13.0)	(18.2)
Treasury stock, at cost, 3,107,074 shares and 3,044,286 shares for 2005 and 2004 respectively	(32.4)	(31.2)

Total stockholders’ equity	501.3	472.9

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,600.2	$1,518.6

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Six Months Ended June 30, 2005 and 2004
(Unaudited, in millions, except per share data)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
NET SALES	$867.8	$805.4	$1,568.1	$1,469.4
COST OF GOODS SOLD	573.8	530.1	1,052.3	968.5

Gross Profit	294.0	275.3	515.8	500.9
OPERATING EXPENSES:
Selling, general and administrative expense	224.9	209.1	429.2	415.4
(Gains), losses and other expenses, net	(8.7)	—	(8.7)	—
Restructuring charge	2.2	—	2.2	—
Goodwill impairment	—	—	—	208.3

Operational income (loss) from continuing operations	75.6	66.2	93.1	(122.8)
INTEREST EXPENSE, net	4.6	8.9	10.1	16.4
OTHER INCOME	(0.6)	(0.7)	(0.5)	(0.4)

Income (loss) from continuing operations before income taxes	71.6	58.0	83.5	(138.8)
PROVISION FOR INCOME TAXES	26.6	21.8	31.0	2.7

Income (loss) from continuing operations	45.0	36.2	52.5	(141.5)

DISCONTINUED OPERATIONS (NOTE 9):
Loss from operations of discontinued operations	0.2	3.0	1.8	23.1
Income tax benefit	—	(0.9)	(0.4)	(4.6)
Loss on disposal of discontinued operations	—	0.6	0.1	0.6
Income tax benefit	—	(0.2)	(0.2)	(0.2)

Loss from discontinued operations	0.2	2.5	1.3	18.9

Net income (loss)	$44.8	$33.7	$51.2	$(160.4)

INCOME (LOSS) PER SHARE FROM CONTINUING OPERATIONS:
Basic	$0.73	$0.60	$0.85	$(2.37)
Diluted	$0.64	$0.54	$0.77	$(2.37)

LOSS PER SHARE FROM DISCONTINUED OPERATIONS:
Basic	$(0.01)	$(0.04)	$(0.02)	$(0.31)
Diluted	$—	$(0.04)	$(0.02)	$(0.31)

NET INCOME (LOSS) PER SHARE:
Basic	$0.72	$0.56	$0.83	$(2.68)
Diluted	$0.64	$0.50	$0.75	$(2.68)

AVERAGE SHARES OUTSTANDING:
Basic	62.0	60.1	61.7	59.8
Diluted	72.8	70.4	72.5	59.8

CASH DIVIDENDS DECLARED PER SHARE:	$0.10	$0.095	$0.20	$0.19
The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2005 and 2004
(Unaudited, in millions)

	For the
	Six Months Ended
	June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$51.2	$(160.4)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Minority interest and equity in unconsolidated affiliates	(8.1)	(6.4)
Non-cash restructuring expenses	1.4	—
Non-cash impairment of long-lived assets and goodwill	—	224.7
Depreciation and amortization	18.9	22.6
Deferred income taxes	(1.1)	(25.5)
Loss from discontinued operations, other than non-cash impairments	1.3	2.5
Other losses and expenses	(3.6)	10.6
Changes in assets and liabilities, net of effects of divestitures:
Accounts and notes receivable	(87.8)	16.8
Inventories	(16.1)	(79.1)
Other current assets	3.4	2.4
Accounts payable	70.2	45.9
Accrued expenses	(0.3)	(10.7)
Income taxes payable and receivable	27.1	13.4
Long-term warranty, deferred income and other liabilities	12.6	5.3
Net cash used in operating activities from discontinued operations	(3.1)	(6.8)

Net cash provided by operating activities	66.0	55.3

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the disposal of property, plant and equipment	0.3	0.4
Purchases of property, plant and equipment	(27.5)	(14.6)
Additional investment in affiliates	—	(2.1)
Proceeds from disposal of businesses and investments	41.7	5.7

Net cash provided by (used in) investing activities	14.5	(10.6)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term borrowings	(4.6)	3.0
Repayments of long-term debt	(25.0)	(45.1)
Revolving long-term borrowings	(5.0)	(3.0)
Sales of common stock	9.5	10.9
Payments of deferred financing costs	—	(0.2)
Repurchases of common stock	(1.3)	—
Cash dividends paid	(18.5)	(17.0)

Net cash used in financing activities	(44.9)	(51.4)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	35.6	(6.7)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(2.9)	3.0

CASH AND CASH EQUIVALENTS, beginning of period	60.9	76.1

CASH AND CASH EQUIVALENTS, end of period	$93.6	$72.4

Supplementary disclosures of cash flow information:
Cash paid during the period for:
Interest	$10.6	$17.1

Income taxes (net of refunds)	$1.4	$9.8

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Basis of Presentation and other Accounting Information:
     The accompanying unaudited Consolidated Balance Sheet as of June 30, 2005, the accompanying unaudited Consolidated Statements of Operations for the three months and six months ended June 30, 2005 and 2004 and the accompanying unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and 2004 should be read in conjunction with Lennox International Inc.’s (the “Company” or “LII”) audited consolidated financial statements and footnotes as of December 31, 2004 and 2003 and for each of the three years in the period ended December 31, 2004. The accompanying unaudited consolidated financial statements of LII have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the accompanying consolidated financial statements contain all material adjustments, consisting principally of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to applicable rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. The operating results for the interim periods are not necessarily indicative of the results that may be expected for a full year.
     Certain prior-period balances in the accompanying condensed consolidated financial statements have been reclassified to conform to the current period’s presentation of financial information.
     The Company’s fiscal year ends on December 31 and the Company’s quarters are each comprised of 13 weeks. For convenience, throughout these financial statements, the 13 weeks comprising each three-month period are denoted by the last day of the respective calendar quarter.
2. Stock-Based Compensation:
     The Company accounts for its stock-based compensation under the recognition and measurement principles of Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees,” and related interpretations (“APB 25”) and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” as amended (“SFAS No. 123”). Under APB 25, no stock-based compensation expense is reflected in net income for grants of stock options to employees because the Company grants stock options with an exercise price equal to the market value of the stock on the date of grant. Had the Company used the fair value based accounting method for stock compensation expense described in SFAS No. 123, the Company’s pro forma diluted net income (loss) per common and equivalent share would be as follows (in millions, except per share data):

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income (loss), as reported	$44.8	$33.7	$51.2	$(160.4)

Add: Reported stock-based compensation expense, net of taxes	2.0	1.4	6.1	3.2

Deduct: Fair value based compensation expense, net of taxes	(2.5)	(2.1)	(7.1)	(4.6)

Net income (loss), pro-forma	$44.3	$33.0	$50.2	$(161.8)

Earnings per share:
Basic, as reported	$0.72	$0.56	$0.83	$(2.68)
Basic, pro-forma	$0.72	$0.55	$0.81	$(2.70)

Diluted, as reported	$0.64	$0.50	$0.75	$(2.68)
Diluted, pro-forma	$0.63	$0.49	$0.73	$(2.70)

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. The pro forma information presented above is not necessarily indicative of the effects on reported or pro forma net earnings for future years.
3. Reportable Business Segments:
     The Company operates in four reportable business segments of the heating, ventilation, air conditioning and refrigeration (“HVACR”) markets: Residential Heating & Cooling, Commercial Heating & Cooling, Service Experts and Refrigeration. The Company’s management uses segment profit (loss) as the primary measure of profitability to evaluate operating performance and to allocate capital resources. The Company defines segment profit (loss) as a segment’s net earnings before interest expense, income taxes and other expense.
     Net sales and segment profit (loss) by business segment, along with a reconciliation of segment profit (loss) to net earnings (loss) for the three months and six months ended June 30, 2005 and 2004 are shown below (in millions):

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net Sales
Residential	$434.7	$400.6	$777.4	$724.9
Commercial	171.2	150.9	297.4	259.8

Heating and Cooling	605.9	551.5	1,074.8	984.7
Service Experts	167.8	167.6	303.7	306.5
Refrigeration	116.9	108.0	228.8	217.2
Eliminations	(22.8)	(21.7)	(39.2)	(39.0)

	$867.8	$805.4	$1,568.1	$1,469.4

Segment Profit (Loss)
Residential	$57.3	$55.1	$86.9	$87.7
Commercial	15.3	16.7	20.0	18.1

Heating and Cooling	72.6	71.8	106.9	105.8
Service Experts	9.2	5.7	2.9	(2.0)
Refrigeration	10.1	9.7	19.0	20.3
Corporate and other	(22.9)	(21.4)	(42.2)	(37.8)
Eliminations	0.1	0.4	—	(0.8)

Segment Profit	69.1	66.2	86.6	85.5
Reconciliation to income (loss) from continuing operations before income taxes:
(Gains), losses and other expenses, net	(8.7)	—	(8.7)	—
Restructuring charge	2.2	—	2.2	—
Goodwill impairment	—	—	—	208.3
Interest expense, net	4.6	8.9	10.1	16.4
Other income	(0.6)	(0.7)	(0.5)	(0.4)

	$71.6	$58.0	$83.5	$(138.8)

     Total assets by business segment as of June 30, 2005 and December 31, 2004 are shown below (in millions):

	As of June 30,	As of December 31,
	2005	2004
Total Assets
Residential	$599.5	$512.0
Commercial	259.5	244.0

Heating and Cooling	859.0	756.0
Service Experts	187.8	187.8
Refrigeration	310.4	323.9
Corporate and other	258.4	258.2
Eliminations	(15.5)	(12.4)

Segment Assets	1,600.1	1,513.5
Discontinued Operations (Note 9)	0.1	5.1

	$1,600.2	$1,518.6

4. Inventories:
     Components of inventories are as follows (in millions):

	As of June 30,	As of December 31,
	2005	2004
Finished goods	$189.5	$174.1
Repair parts	37.4	38.5
Work in process	10.1	9.2
Raw materials	77.9	71.4

	314.9	293.2
Excess of current cost over last-in, first-out cost	(57.4)	(46.0)

	$257.5	$247.2

5. Shipping and Handling:
     Shipping and handling costs related to post-production activities are included as part of Selling, General and Administrative Expense in the accompanying Consolidated Statements of Operations in the following amounts (in millions):

For the		For the
Three Months Ended		Six Months Ended
June 30,		June 30,
2005	2004	2005	2004
$38.7	$36.1	$72.6	$68.8
6. Warranties:
     The changes in the carrying amount of the Company’s total warranty liabilities for the six months ended June 30, 2005 are as follows (in millions):

Total warranty liability at December 31, 2004	$71.0
Payments made in 2005	(12.8)
Changes resulting from issuance of new warranties	12.4
Changes in estimates associated with pre-existing warranties	1.0

Total warranty liability at June 30, 2005	$71.6

     The change in warranty liability that resulted from changes in estimates of warranties issued prior to 2005 was primarily due to revaluing warranty reserves based on higher material input costs.
7. Cash, Lines of Credit and Financing Arrangements:
     The Company has bank lines of credit aggregating $257.5 million, of which $1.0 million was borrowed and outstanding and $94.9 million was committed to standby letters of credit at June 30, 2005. Of the remaining $161.6 million, the entire amount was available for future borrowings after consideration of covenant limitations. Included in the lines of credit are several regional facilities and a multi-currency facility in the amount of $225 million governed by agreements between the Company and a syndicate of banks. The facility includes restrictive covenants that limit the Company’s ability to incur additional indebtedness, encumber its assets, sell its assets or pay dividends. There are no required payments prior to the expiration of the facility. The Company’s facility and promissory notes are secured by the stock of the Company’s major subsidiaries. The facility requires that LII deliver annual and quarterly financial statements, as well as compliance certificates, to the banks within specified time periods. LII believes that cash flow from operations, as well as available borrowings under its revolving credit facility, will be sufficient to fund its operations for the foreseeable future. The Company has included in Cash and Cash Equivalents in the accompanying unaudited Consolidated Balance Sheet as of June 30, 2005, $28.3 million of restricted cash primarily related to routine lockbox collections and letters of credit issued with respect to the operations of its captive insurance subsidiary, which expire on December 30, 2005. In July 2005, the Company amended and restated its credit facility. See Note 17 — Subsequent Event.

8. Accounts and Notes Receivable:
     Accounts and Notes Receivable have been shown in the accompanying Consolidated Balance Sheets, net of allowance for doubtful accounts of $19.5 million and $18.5 million as of June 30, 2005 and December 31, 2004, respectively. In addition, approximately $269 million of accounts receivable, as reported in the accompanying unaudited Consolidated Balance Sheet as of June 30, 2005, represent retained interests in securitized receivables that have restricted disposition rights per the terms of the asset securitization agreement and may not be available to satisfy obligations to creditors. The Company has no significant concentration of credit risk within its accounts and notes receivable.
9. Divestitures:
     Outokumpu Joint Venture Sale
     On June 7, 2005, the Company completed the previously announced sale of its 45% interest in its heat transfer joint venture to Outokumpu Copper Products OY of Finland (Outokumpu) for $39.3 million and the Company recorded a pre-tax gain of $9.3 million which is included in (Gains), Losses and Other Expenses, Net in the accompanying Consolidated Statements of Operations. In connection with the sale, the Company entered into an agreement with Outokumpu related to joint remediation of certain existing environmental matters. In conjunction with the new agreement, the Company updated its estimate of its portion of the on-going remediation costs and recorded expenses of $2.2 million for the three months ended June 30, 2005.
     Service Experts
     In the first fiscal quarter of 2004, the Company’s Board of Directors approved a turnaround plan designed to improve the performance of its Service Experts business segment. The plan realigns Service Experts’ dealer service centers to focus on service and replacement opportunities in the residential and light commercial markets. The Company identified approximately 130 centers, whose primary business is residential and light commercial service and replacement. These centers comprise the ongoing Service Experts business segment. As of December 31, 2004, the Company had divested the remaining 48 centers. The operating results of the 48 centers that are no longer a part of Service Experts are classified as a Discontinued Operation in the accompanying Consolidated Statements of Operations. The related assets and liabilities for these centers are classified as Assets Held for Sale and Liabilities Held For Sale in the accompanying Consolidated Balance Sheets.
     A summary of net trade sales, pre-tax operating results and pre-tax loss on disposal of assets for the three months and six months ended June 30, 2005 and 2004, and the major classes of assets and liabilities presented as held for sale at June 30, 2005 and December 31, 2004, are detailed below (in millions):

	Discontinued		Discontinued
	Operations for the		Operations for the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net trade sales	$—	$69.3	$0.2	$140.0
Pre-tax loss operating results	(0.2)	(3.0)	(1.8)	(23.1)
Pre-tax loss on disposal of centers	—	(0.6)	(0.1)	(0.6)

	June 30, 2005	December 31, 2004
Current assets	$0.1	$5.1
Non-current assets	—	—

Total assets	$0.1	$5.1

Current liabilities	$0.9	$3.7

     The following table details the Company’s pre-tax loss from discontinued operations for the three months and six months ended June 30, 2005 and 2004, and the cumulative amount incurred through June 30, 2005 (in millions):

			Cumulative
			Incurred
	Three Months Ended	Three Months Ended	through
	June 30, 2005	June 30, 2004	June 30, 2005
Goodwill impairment	$—	$—	$14.8
Impairment of property, plant and equipment	—	—	3.1
Operating loss	—	1.8	14.9
Other divestiture costs	0.2	1.2	7.9

Subtotal	0.2	3.0	40.7
Loss on disposal of centers	—	0.6	15.0

Total loss from discontinued operations	$0.2	$3.6	$55.7

	Six Months Ended	Six Months Ended
	June 30, 2005	June 30, 2004
Goodwill impairment	$—	$13.3
Impairment of property, plant and equipment	—	3.1
Operating loss	—	5.5
Other divestiture costs	1.8	1.2

Subtotal	1.8	23.1
Loss on disposal of centers	0.1	0.6

Total loss from discontinued operations	$1.9	$23.7

     The income tax benefit on discontinued operations was zero and $1.1 million for the three months ended June 30, 2005 and June 30, 2004, respectively. The income tax benefit on discontinued operations was $0.6 million and $4.8 million for the six months ended June 30, 2005 and 2004, respectively. The income tax benefit on discontinued operations for the six months ended June 30, 2004 of $4.8 million includes a $1.5 million tax benefit related to goodwill impairment. Through June 30, 2005, proceeds from the sale of these centers totaled $25.9 million.
10. Earnings per Share:
     Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net income, adjusted for the interest expense and amortization of deferred financing costs associated with the Company’s convertible notes, by the sum of the weighted average number of shares and the number of equivalent shares assumed outstanding, if dilutive, under the Company’s stock-based compensation plans and convertible notes. Emerging Issues Task Force Issue 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” requires that contingently convertible debt securities with a market price trigger be included in diluted earnings per share, if they are dilutive, regardless of whether the market price trigger has been met. As of June 30, 2005, the number of shares attributable to convertible notes was 7,947,478. As of June 30, 2005, the Company had 65,171,639 shares outstanding of which 3,107,074 were held as treasury shares. Diluted earnings per share are computed as follows (in millions, except per share data):

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income (loss)	$44.8	$33.7	$51.2	$(160.4)

Add: after-tax interest expense and amortization of deferred financing costs on convertible notes	1.5	1.6	3.1	—

Net income (loss) as adjusted	$46.3	$35.3	$54.3	$(160.4)

Weighted average shares outstanding	62.0	60.1	61.7	59.8
Effect of diluted securities attributable to stock options and performance share awards	2.9	2.4	2.9	—
Effect of diluted securities attributable to convertible notes	7.9	7.9	7.9	—

Weighted average shares outstanding, as adjusted	72.8	70.4	72.5	59.8

Diluted earnings (loss) per share	$0.64	$0.50	$0.75	$(2.68)

     Additionally, options to purchase 140,959 shares of common stock at prices ranging from $24.91 to $49.63 per share and 1,101,479 shares of common stock at prices ranging from $17.82 to $49.63 per share were outstanding for the periods ended June 30, 2005 and 2004, respectively, but were not included in the diluted earnings per share calculation because the assumed exercise of such options would have been anti-dilutive. Similarly, for the six months ended June 30, 2004, all potentially dilutive securities, including 7,947,478 shares attributable to convertible notes, were excluded because their effects were anti-dilutive for that period.

11. Comprehensive Income (Loss):
     Comprehensive income (loss) is computed as follows (in millions):

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income (loss)	$44.8	$33.7	$51.2	$(160.4)
Foreign currency translation adjustments	(13.0)	(7.1)	(21.8)	(9.8)
Cash flow hedges	(3.4)	(1.9)	(3.7)	(0.4)
Minimum pension liability	0.3	—	1.3	0.2
Unrealized gain on investments	—	(2.6)	—	(1.3)

Total comprehensive income (loss)	$28.7	$22.1	$27.0	$(171.7)

12. Goodwill:
     The Company evaluates the impairment of goodwill under the guidance of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) for each of its reporting units. As a result of the annual impairment tests required by SFAS No. 142, the Company recorded an impairment charge in the first quarter of 2004 associated with its Service Experts segment. This impairment charge reflected the segment’s performance below management’s expectations and management’s decision to divest of 48 centers that no longer matched the realigned Service Experts business model. See Note 9 — Divestitures. The impairment test requires a two-step process. The first step compares the fair value of the units with goodwill against their aggregate carrying values, including goodwill. The Company estimated the fair value of its Service Experts segment using the income method of valuation, which includes the use of estimated discounted cash flows. Based on the comparison, the carrying value of Service Experts exceeded its fair value. Accordingly, the Company performed the second step of the test, comparing the implied fair value of Service Experts goodwill with the carrying amount of that goodwill. Based on this assessment, the Company recorded a non-cash impairment charge of $208.3 million ($185.1 million, net of tax), which is included as a component of operating income in the accompanying Consolidated Statements of Operations. The Company also recognized a $13.3 million ($11.8 million, net of tax) goodwill impairment charge arising from goodwill allocated to centers held for sale. This amount is included as a part of loss from discontinued operations in the accompanying Consolidated Statements of Operations. During the first quarter of 2005, the Company performed its annual goodwill impairment test and determined that no further impairment charge was required.
     The changes in the carrying amount of goodwill related to continuing operations for the six months ended June 30, 2005, in total and by segment, are as follows (in millions):

	Balance			Balance
	December 31,	Goodwill	Foreign Currency	June 30,
Segment	2004	Impairment	Translation & Other	2005
Residential	$26.1	$—	$—	$26.1
Commercial	30.7	—	(2.3)	28.4

Heating and Cooling	56.8	—	(2.3)	54.5
Service Experts	95.7	—	(2.8)	92.9
Refrigeration	72.9	—	(1.2)	71.7

Total	$225.4	$—	$(6.3)	$219.1

13. Pension and Postretirement Benefit Plan:
     Effective December 31, 2003, the Company adopted Statement of Financial Accounting Standards No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This standard requires the disclosure of the components of net periodic benefit cost recognized during interim periods. The 2005 pension benefit information provided in the table below includes the Company’s foreign operations; however, the 2004 information does not include the periodic pension benefit costs for the foreign operations of $1.2 million for the 2004 fiscal year.

Three months ended June 30	Pension Benefits		Other Benefits
(in millions)	2005	2004	2005	2004
Service cost	$1.5	$1.6	$0.3	$0.2
Interest cost	2.4	3.0	0.4	0.4
Expected return on plan assets	(2.0)	(3.5)	—	—
Amortization of prior service cost	0.2	0.3	(0.1)	(0.1)
Amortization of net loss	0.6	0.7	0.2	0.2

Net periodic benefit cost	$2.7	$2.1	$0.8	$0.7

Six months ended June 30	Pension Benefits		Other Benefits
(in millions)	2005	2004	2005	2004
Service cost	$3.5	$3.0	$0.6	$0.5
Interest cost	6.6	6.0	0.8	0.8
Expected return on plan assets	(6.7)	(6.6)	—	—
Amortization of prior service cost	0.5	0.6	(0.3)	(0.2)
Amortization of net loss	1.7	1.2	0.5	0.4

Net periodic benefit cost	$5.6	$4.2	$1.6	$1.5

     In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”) was signed into law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In January 2004, Financial Accounting Standards Board Staff Position No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“SFAS 106”) was issued which permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act. The Company has elected not to reflect the changes in the Act as the effects of the Act are not a significant event that calls for remeasurement under SFAS 106. Therefore, the accumulated postretirement benefit obligation and net postretirement benefit costs in the accompanying consolidated financial statements and above disclosure do not reflect the effects of the Act on the Company’s plans.
14. Investments in Affiliates:
     For its investments in four joint ventures, the Company records its equity in the earnings of the joint ventures as a component of Selling, General and Administrative Expense in the accompanying Consolidated Statements of Operations. The Company recorded $8.2 million and $6.9 million of equity in earnings of its affiliates for the six months ended June 30, 2005 and 2004, respectively.
     The Company owns a 20% common stock ownership interest in Kulthorn Kirby Public Company Limited, a Thailand company engaged in the manufacture of compressors for refrigeration applications. The Company previously accounted for its investment in Kulthorn Kirby Public Company Limited as a marketable equity security investment. In October 2004, the Company purchased an additional 1.3% common stock interest for $1.5 million. The Company has adjusted prior years’ information to reflect the change to equity accounting. The change increased earnings of affiliates by $0.5 million and $1.3 million for the three months and the six months ended June 30, 2004, respectively.
     The carrying amount of investments in affiliates as of June 30, 2005 and December 31, 2004 was $40.4 million and $63.0 million, respectively, and is included in long-term Other Assets in the accompanying Consolidated Balance Sheets. The decrease in the investment in affiliates from December 31, 2004 to June 30, 2005 was primarily due to the sale of the Company’s 45% interest in its heat transfer joint venture to Outokumpu Copper Products OY of Finland. See Note 9 — Divestitures.
15. Contingencies:
     The Company is involved in various claims and lawsuits incidental to its business. In addition, the Company and its subsidiary Heatcraft Inc. have been named in four lawsuits in connection with its former heat transfer operations. The lawsuits allege personal injury resulting from alleged emissions of trichloroethylene, dichloroethylene and vinyl chloride and other unspecified emissions from the South Plant in Grenada, Mississippi, previously owned by Heatcraft Inc. It is not possible to predict with certainty the outcome of these matters; however, based on present knowledge, management believes that it is unlikely that resolution of these matters will result in a material liability for the Company. As of June 30, 2005, no accrual has been made for these matters. The Company anticipates the future legal fees in defense of these matters could be significant.
16. Lennox Hearth Products — Burlington Plant Closure:
     Due to competitive cost pressures, on April 4, 2005, Lennox Hearth Products Inc., a subsidiary of the Company, commenced plans to relocate its Whitfield pellet stove and Lennox cast iron product lines from Burlington, Washington to a third party production facility in Juarez, Mexico, discontinue its existing steel wood stove line manufactured in Burlington, and close the Burlington facility. These actions were substantially complete as of June 30, 2005. In connection with the plant closure, the Company recorded pre-tax restructuring-related charges of $2.2 million, which are included in Restructuring Charge in the accompanying Consolidated Statements of Operations. As of June 30, 2005, the Company had $1.4 million in restructuring reserves, which are included in Accrued Expenses in the accompanying unaudited June 30, 2005 Consolidated Balance Sheet. The Company expects that these actions will reduce costs and enhance profitability.
17. Subsequent Event:
     In July 2005, the Company amended and restated its revolving credit facility to, among other things, increase the borrowing capacity from $225 million to $400 million and extend the maturity date from September 2006 to July 2010. The facility contains certain financial covenants and bears interest at a rate equal to, at the Company’s option, either (a) the greater of the bank’s prime rate or the federal funds rate plus 0.5%, or (b) the London Interbank Offered Rate plus a margin equal to 0.475% to 1.20%, depending upon the ratio of total funded debt-to-adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”), as defined in the facility. The Company pays a facility fee, depending upon the ratio of total funded debt to Adjusted EBITDA, equal to 0.15% to 0.30% of the capacity. The facility includes restrictive covenants that limit the Company’s ability to incur additional indebtedness, encumber its assets, sell its assets and make certain payments, including amounts for share repurchases and dividends. The Company’s facility is secured by the stock of the Company’s major subsidiaries. The facility requires that LII annually and quarterly deliver financial statements, as well as compliance certificates, to the banks within specified time periods.

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
     Improving the performance of the Service Experts business segment remains a top priority of LII’s management. In the first fiscal quarter of 2004, LII’s Board of Directors approved a turnaround plan designed to improve the performance of its Service Experts business segment. The plan realigns Service Experts’ dealer service centers to focus on service and replacement opportunities in the residential and light commercial markets. LII identified approximately 130 centers, whose primary business is residential and light commercial service and replacement. These centers comprise the ongoing Service Experts business segment. As of December 31, 2004, LII had divested the remaining 48 centers. The operating results of the 48 centers that are no longer a part of Service Experts are classified as a Discontinued Operation. See “Results of Operations — Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004 — Loss from Discontinued Operations” and “ — Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004 — Loss from Discontinued Operations” for more detail regarding Service Experts’ discontinued operations.
     In addition to the realignment of dealer service centers discussed above, the Service Experts business segment continues to implement the rollout of a program focused on the sharing of best practices across all residential service and replacement service centers. This rollout began mid-year in 2003 and was completed at most of the U.S. service centers in the third quarter of 2004. Rollout of the program to the Service Experts Canadian service centers is currently underway and is expected to be completed during the third quarter of 2005. Other initiatives in 2005 include increasing focus on revenue generating activities and continuing to strengthen the leadership at Service Experts through its general manager development program. This general manager development program graduated its first class in the latter part of 2004 and its second class during the first quarter of 2005. These general managers have assumed leadership positions at dealer service centers. A third class is scheduled to commence during the third quarter of 2005.
     During the first quarter of 2004, LII evaluated the impairment of goodwill under the guidance of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), and determined that the carrying value of Service Experts’ goodwill exceeded its fair value. As a result, LII recorded a pre-tax, non-cash charge of $208.3 million for the six months ended June 30, 2004 in the Company’s Service Experts business segment. The impairment charge was driven primarily by lower than expected operating results as well as the turnaround plan discussed above. The tax benefit of this charge was $23.2 million. The $208.3 million pre-tax goodwill impairment charge is included in LII’s Loss from Continuing Operations for the six months ended June 30, 2004. Subsequent to the recognition of the $208.3 million goodwill impairment under SFAS No. 142 and as part of the realignment of service centers discussed above, LII also recognized $13.3 million in pre-tax goodwill impairment included in its $23.1 million pre-tax loss on discontinued operations under Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), resulting in a total pre-tax goodwill impairment charge of $221.6 million for the six months ended June 30, 2004. During the first quarter of 2005, LII performed its annual goodwill impairment test and determined that no further goodwill impairment was necessary.
     Due to competitive cost pressures, on April 4, 2005, Lennox Hearth Products Inc., a subsidiary of the Company, commenced plans to relocate its Whitfield pellet stove and Lennox cast iron stove product lines from Burlington, Washington to a third party production facility in Juarez, Mexico, discontinue its existing steel wood stove line manufactured in Burlington and close the Burlington facility. Although these actions were substantially complete as of June 30, 2005, the Company anticipates additional expenses will be recorded during the second half of 2005; however, the total of such expenses is not expected to be material. In connection with the plant closure, the Company recorded pre-tax restructuring-related charges of $2.2 million for the six months ended June 30, 2005 which are included in Restructuring Charge in the accompanying Consolidated Statements of Operations. The tax benefit of this charge was $0.8 million.

     On June 2, 2005, the Company announced that Harry J. Ashenhurst, the Company’s Chief Administrative Officer, would assume the additional responsibility of President and Chief Operating Officer of LII’s Refrigeration business segment while the Company conducts an internal and external search for a permanent replacement.
     On June 7, 2005, the Company completed the previously announced sale of its 45% interest in its heat transfer joint venture to Outokumpu Copper Products OY of Finland (Outokumpu) for $39.3 million and the Company recorded a pre-tax gain of $9.3 million for the six months ended June 30, 2005, which is included in (Gains), Losses and Other Expenses, Net in the accompanying Consolidated Statements of Operations. The income tax provision on this gain was $2.3 million. In connection with the sale, the Company entered into an agreement with Outokumpu related to joint remediation of certain existing environmental matters. In conjunction with the new agreement, the Company updated its estimate of its portion of the on-going remediation costs and recorded pre-tax expenses of $2.2 million for the six months ended June 30, 2005. The income tax benefit of the remediation expenses was $0.8 million.
     On April 2, 2004 the Department of Energy announced that it will enforce a 13 seasonal energy efficiency rating or “SEER” standard for residential central air conditioners. This standard, which will apply to central air conditioners manufactured after January 23, 2006, increases by 30 percent the SEER standard that applies to models produced currently. Although this new standard creates several engineering, manufacturing and marketing challenges for the Company, the Company anticipates it will meet the new regulation by January 23, 2006. The Company is also using the new standard as an opportunity to redesign its entire line of cooling products to standardize product platforms across its brands and to integrate other improvements in its products. The Company projects total expenditures for property, plant and equipment in 2005 to be approximately $80 million, driven largely by increased expenditures in connection with this redesign effort.
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
     The principal components of cost of goods sold in LII’s manufacturing operations are component costs, raw materials, factory overhead, labor and estimated costs of warranty expense. In LII’s Service Experts segment, the principal components of cost of goods sold are equipment, parts and supplies and labor. The principal raw materials used in LII’s manufacturing processes are steel, copper and aluminum. Higher prices for these commodities and related components continue to present a challenge to LII. Commodity prices and related component costs in LII’s manufacturing businesses increased by approximately $39 million for the six months ended June 30, 2005 compared to the same period in 2004. LII is mitigating the impact of higher commodity prices in 2005 through a combination of price increases, improved production efficiency and cost reduction initiatives. Warranty expense is estimated based on historical trends and other factors.
     LII’s fiscal year ends on December 31 and its interim fiscal quarters are each comprised of 13 weeks. For convenience, throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the 13-week periods comprising each fiscal quarter are denoted by the last day of the calendar quarter.

Results of Operations
     The following table sets forth, as a percentage of net sales, LII’s statements of operations data for the three months and six months ended June 30, 2005 and 2004:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	66.1	65.8	67.1	65.9

Gross profit	33.9	34.2	32.9	34.1
Selling, general and administrative expense	25.9	26.0	27.4	28.3
(Gains), losses and other expenses, net	(1.0)	—	(0.6)	—
Restructuring charge	0.3	—	0.2	—
Goodwill impairment	—	—	—	14.2

Operational income (loss) from continuing operations	8.7	8.2	5.9	(8.4)
Interest expense, net	0.5	1.1	0.6	1.0
Other income	(0.1)	(0.1)	—	—

Income (loss) from continuing operations before income taxes	8.3	7.2	5.3	(9.4)
Provision for income taxes	3.1	2.7	2.0	0.2

Income (loss) from continuing operations	5.2	4.5	3.3	(9.6)

Discontinued operations:
Loss from operations of discontinued operations	—	0.4	—	1.6
Income tax benefit	—	(0.1)	—	(0.3)
Loss on disposal of discontinued operations	—	—	—	—
Income tax benefit	—	—	—	—

Loss from discontinued operations	—	0.3	—	1.3

Net income (loss)	5.2%	4.2%	3.3%	(10.9)%

     The following table sets forth net sales by business segment and geographic market (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2005		2004		2005		2004
	Amount	%	Amount	%	Amount	%	Amount	%
Business Segment:
Residential	$434.7	50.1%	$400.6	49.7%	$777.4	49.5%	$724.9	49.3%
Commercial	171.2	19.7	150.9	18.8	297.4	19.0	259.8	17.7

Heating and Cooling	605.9	69.8	551.5	68.5	1,074.8	68.5	984.7	67.0
Service Experts	167.8	19.3	167.6	20.8	303.7	19.4	306.5	20.9
Refrigeration	116.9	13.5	108.0	13.4	228.8	14.6	217.2	14.8
Eliminations	(22.8)	(2.6)	(21.7)	(2.7)	(39.2)	(2.5)	(39.0)	(2.7)

Total net sales	$867.8	100.0%	$805.4	100.0%	$1,568.1	100.0%	$1,469.4	100.0%

Geographic Market:
U.S.	$679.6	78.3%	$630.9	78.3%	$1,210.1	77.2%	$1,130.9	77.0%
International	188.2	21.7	174.5	21.7	358.0	22.8	338.5	23.0

Total net sales	$867.8	100.0%	$805.4	100.0%	$1,568.1	100.0%	$1,469.4	100.0%

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004
Net Sales
     Net sales increased $62.4 million, or 7.7%, to $867.8 million for the three months ended June 30, 2005 from $805.4 million for the comparable period in 2004. Excluding the favorable impact of foreign currency translation, net sales increased $49.8 million, or 6.2%, compared to the same period in 2004. As discussed below, net sales were significantly higher in the Company’s Residential Heating & Cooling and Commercial Heating & Cooling business segments, flat in the Company’s Service Experts business segment and higher in the Company’s Refrigeration business segment for the three months ended June 30, 2005, compared to the three months ended June 30, 2004.
     Net sales in the Residential Heating & Cooling business segment increased $34.1 million, or 8.5%, to $434.7 million for the three months ended June 30, 2005 from $400.6 million for the three months ended June 30, 2004. Excluding the favorable impact of foreign currency translation, net sales increased $30.3 million, or 7.6%, compared to the three months ended June 30, 2004. Net sales of the Company’s Lennox brand of heating and cooling products were particularly strong due in large part to price increases in response to higher commodity prices, market share improvement and favorable weather in June. LII’s Residential Heating & Cooling businesses benefited from favorable weather in June in the central, northeast and Great Lakes regions of the U.S. According to the National Oceanic and Atmospheric Administration’s Climate Prediction Center, total U.S. cooling degree days, on a population-weighted basis, were 24% higher in the month of June 2005 compared to the month of June 2004.
     Net sales in the Commercial Heating & Cooling business segment increased $20.3 million, or 13.5%, to $171.2 million for the three months ended June 30, 2005, compared to the three months ended June 30, 2004. After excluding the favorable impact of foreign currency translation, net sales increased $18.2 million, or 12.1%, compared to the three months ended June 30, 2004. The increase in net sales was due primarily to strong domestic sales growth driven by an increase in sales to national accounts and to commercial mechanical contractors, and price increases in response to higher commodity prices. Although net sales in the Company’s European operations for the three months ended June 30, 2005 were higher compared to the same period last year, general market conditions in Europe remain depressed, particularly demand for chillers.

     Net sales in the Service Experts business segment were relatively flat at $167.8 million for the three months ended June 30, 2005, compared to $167.6 million for the three months ended June 30, 2004. Net sales declined $2.1 million, or 1.3%, after excluding the favorable impact of foreign currency translation. The decline in net sales was due primarily to lower commercial new construction activity as a result of the increased focus on service and replacement opportunities in the residential and light commercial markets.
     Refrigeration business segment net sales increased $8.9 million, or 8.2%, to $116.9 million for the three months ended June 30, 2005, compared to $108.0 million for the three months ended June 30, 2004. After excluding the favorable impact of foreign currency translation, net sales increased $3.9 million, or 3.6%, compared to the three months ended June 30, 2004. Net sales were higher in the Company’s North and South American operations due primarily to growth in original equipment manufacturer sales that service the supermarket, walk-in refrigeration and cold storage market segments, as well as price increases in response to higher commodity prices. Net sales were lower, after adjusting for the impact of foreign currency translation, in the Company’s European operations due to depressed market conditions.
Gross Profit
     Gross profit was $294.0 million for the three months ended June 30, 2005 compared to $275.3 million for the three months ended June 30, 2004, an increase of $18.7 million. Gross profit margin declined 0.3 percentage points from 34.2% for the three months ended June 30, 2004 to 33.9% for the three months ended June 30, 2005. Gross profit margin declined in the Company’s Commercial Heating & Cooling business segment and increased in all other business segments. Higher commodity prices continue to challenge LII’s manufacturing businesses as commodity prices increased by approximately $19 million for the three months ended June 30, 2005, compared to the same period in 2004. LII was able to offset the higher commodity prices through price increases; however, overall, the price increases did not sufficiently cover the gross profit margin on the incremental revenue and other cost increases.
     In the Company’s Residential Heating & Cooling business segment, gross profit margins improved 0.4 percentage points for the three months ended June 30, 2005, compared to the same period in 2004 due primarily to price increases and increased factory productivity more than offsetting the commodity price increases. Gross profit margins declined 1.1 percentage points in the Company’s Commercial Heating & Cooling business segment over the same period due primarily to higher commodity prices as well as less favorable factory efficiency as production was ramped up to meet domestic demand. These factors were partially offset by price increases and higher volumes. In the Company’s Service Experts business segment, gross profit margin improved 0.2 percentage points over the same period due primarily to prices increases more than offsetting the higher costs of heating and cooling equipment related to higher commodity prices as well as other cost increases. In the Company’s Refrigeration business segment, gross profit margin improved 0.2 percentage points over the same period due primarily to price increases, favorable product mix and the favorable impact of foreign currency fluctuations more than offsetting the commodity price increases.
     LIFO (last in, first out) inventory liquidations did not have a material impact on gross profit margins. The Company’s gross profit margin may not be comparable to the gross profit margin of other entities, because some entities include all of the costs related to their distribution network in cost of goods sold, whereas the Company excludes a portion of such costs from gross profit margin, including such costs in the Selling, General and Administrative Expense (“SG&A”) line item instead. For more information, see Note 5 — Shipping and Handling in the Notes to Consolidated Financial Statements.
Selling, General and Administrative Expense
     SG&A expenses were $224.9 million for the three months ended June 30, 2005, an increase of $15.8 million, or 7.6%, from $209.1 million for the three months ended June 30, 2004. The $15.8 million increase in SG&A expenses was due primarily to higher distribution, selling and marketing expenses of $11.6 million driven by the higher sales volumes and $3.1 million of unfavorable foreign currency translation (part of which is included in the higher distribution, selling and marketing expenses) and expenses associated with personnel changes. SG&A for the three months ended June 30, 2004 included approximately $4 million of investigation costs related to the Service Experts operations. As a percentage of total net sales, SG&A expenses of 25.9% for the three months ended June 30, 2005 were down slightly from 26.0% in the same period in 2004. The Company has no significant concentration of credit risk among its diversified customer base.

(Gains), Losses and Other Expenses, Net
     (Gains), losses and other expenses, net were a pre-tax gain of $8.7 million for the three months ended June 30, 2005 which included a $9.3 million pre-tax gain on the sale of the Company’s 45% interest in its heat transfer joint venture to Outokumpu, $2.2 million of pre-tax expenses representing the Company’s updated estimate of its portion of the on-going remediation costs in conjuction with the joint remediation agreement the Company entered into with Outokumpu and other items primarily related to the Company’s former Heat Transfer business segment. The total income tax provision on these items was $1.7 million.
Restructuring Charge
     Due to the competitive cost pressures, on April 4, 2005, Lennox Hearth Products Inc., a subsidiary of the Company, commenced plans to relocate its Whitfield pellet stove and Lennox cast iron stove product lines from Burlington, Washington to a third party production facility in Juarez, Mexico, discontinue its existing steel wood stove line manufactured in Burlington and close the Burlington facility. Although these actions were substantially complete as of June 30, 2005, the Company anticipates additional expenses will be recorded during the second half of 2005; however, the total of such expenses is not expected to be material. In connection with the plant closure, the Company recorded a pre-tax restructuring-related charge of $2.2 million for the three months ended June 30, 2005. The tax benefit of this charge was $0.8 million.
Interest Expense, Net
     Interest expense, net, decreased $4.3 million from $8.9 million for the three months ended June 30, 2004 to $4.6 million for the three months ended June 30, 2005. The lower interest expense was due primarily to lower average debt levels and the absence of $1.9 million of make-whole expenses for the three months ended June 30, 2004 related to the Company’s $35 million pre-payment of its long-term debt in June 2004, which was scheduled to be repaid in the third quarter of 2005. As of June 30, 2005, total debt of $275.2 million was $41.8 million lower than total debt as of June 30, 2004.
Other Income
     Other income was $0.6 million for the three months ended June 30, 2005 and $0.7 million for the three months ended June 30, 2004. Other income includes foreign currency exchange gains or losses, which relate principally to the Company’s operations in Canada, Australia and Europe, and expenses related to minority interest holders.
Provision for (Benefit from) Income Taxes
     The provision for income taxes on continuing operations was $26.6 million for the three months ended June 30, 2005, compared to $21.8 million for the three months ended June 30, 2004. The effective tax rate on continuing operations was 37.2% and 37.6% for the three months ended June 30, 2005 and June 30, 2004, respectively. These effective rates differ from the statutory federal rate of 35% principally due to state and local taxes, non-deductible expenses, foreign operating losses for which no tax benefits have been recognized and foreign taxes at rates other than 35%.
     On June 30, 2005, Ohio enacted legislation changing its tax system. As a result of this legislation and in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), a provision for income taxes of $1.6 million was recorded for the three months ended June 30, 2005.
     The American Jobs Creation Act of 2004 (P.L. 108-357, the “AJCA”) was signed into law on October 22, 2004. The AJCA provides an opportunity to repatriate foreign earnings and claim an 85% dividend received deduction against the repatriated amount. The Company is evaluating the effects of the repatriation provision and expects to make a decision on implementation later in 2005. As a result, the related range of income tax effects of such repatriation cannot be reasonably estimated at the time of issuance of the accompanying consolidated financial statements, and, as provided for in Financial Accounting Standards Board Staff Position No. 109-2 “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP No. 109-2”), no income tax expense related to the possible repatriation has been recorded as of June 30, 2005.
Loss from Discontinued Operations
     In the first fiscal quarter of 2004, the Company’s Board of Directors approved a turnaround plan designed to improve the performance of its Service Experts business segment. The plan realigns Service Experts’ dealer service centers to focus on service and replacement opportunities in the residential and light commercial markets. LII identified approximately 130 centers, whose primary business is residential and light commercial service and replacement. These centers comprise the ongoing Service Experts business segment. As of December 31, 2004, the remaining 48 centers were sold and are classified as a Discontinued Operation.
     Under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the operating results of the 48 centers that are no longer a part of the Service Experts business segment for all periods presented are reported as discontinued operations in LII’s Consolidated Statements of Operations. The following table details the Company’s pre-tax loss from discontinued operations for the three months ended June 30, 2005 and 2004, as well as the cumulative pre-tax loss incurred through June 30, 2005 (in millions):

			Cumulative
			Incurred
	Three Months Ended	Three Months Ended	through
	June 30, 2005	June 30, 2004	June 30, 2005
Goodwill impairment	$—	$—	$14.8
Impairment of property, plant and equipment	—	—	3.1
Operating loss	—	1.8	14.9
Other divestiture costs	0.2	1.2	7.9

Subtotal	0.2	3.0	40.7
Loss on disposal of centers	—	0.6	15.0

Total loss from discontinued operations	$0.2	$3.6	$55.7

     Any future additional expenses are not expected to be material. The income tax benefit on discontinued operations was zero and $1.1 million for the three months ended June 30, 2005 and June 30, 2004, respectively. Through June 30, 2005, cumulative proceeds from the sale of the 48 centers totaled $25.9 million.
Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004
Net Sales
     Net sales increased $98.7 million, or 6.7%, to $1,568.1 million for the six months ended June 30, 2005 from $1,469.4 million for the same period in 2004. Excluding the favorable impact of foreign currency translation, net sales increased $77.8 million, or 5.3%, compared to the same period in 2004. Except for the Service Experts business segment, net sales were higher in all of the Company’s business segments for the six months ended June 30, 2005, compared to the six months ended June 30, 2004.
     Net sales in the Residential Heating & Cooling business segment increased $52.5 million, or 7.2%, to $777.4 million for the six months ended June 30, 2005 from $724.9 million for the six months ended June 30, 2004. Excluding the favorable impact of foreign currency translation, net sales increased $46.0 million, or 6.3%, compared to the six months ended June 30, 2004. Net sales increases were achieved by all of the Company’s major home comfort brands. Net sales of the Company’s Lennox brand of heating, cooling and hearth products were particularly strong due in large part to price increases in response to higher commodity prices. Also, as discussed previously, LII’s Residential Heating & Cooling businesses benefited from favorable weather in June 2005. Overall, LII’s Residential Heating & Cooling business segment outperformed the market. According to the Air-Conditioning and Refrigeration Institute, U.S. factory shipments of unitary air conditioners and heat pumps were down 4% January through June 2005, compared to the same period in 2004.
     Net sales in the Commercial Heating & Cooling business segment increased $37.6 million, or 14.5%, to $297.4 million for the six months ended June 30, 2005, compared to the six months ended June 30, 2004. After excluding the favorable impact of foreign currency translation, net sales increased $33.6 million, or 12.9%, compared to the six months ended June 30, 2005. The increase in net sales was due primarily to strong domestic sales growth, particularly in sales to national accounts, as well as an increase in sales to commercial mechanical contractors and price increases in response to higher commodity prices. Net sales in the Company’s European operations for the six months ended June 30, 2005 were also higher compared to the same period in 2004 although general market conditions remain difficult, particularly demand for chillers.
     Net sales in the Service Experts business segment declined $2.8 million, or 0.9%, to $303.7 million for the six months ended June 30, 2005 from $306.5 million for the six months ended June 30, 2004. Net sales declined $6.8 million, or 2.2%, after excluding the favorable impact of foreign currency translation. The decrease in net sales was due primarily to the sales shortfall in the first quarter of 2005.

     Refrigeration business segment net sales increased $11.6 million, or 5.3%, to $228.8 million for the six months ended June 30, 2005, compared to $217.2 million for the six months ended June 30, 2004. After excluding the impact of foreign currency translation, net sales increased $4.3 million, or 2.0%, for the six months ended June 30, 2005, compared to the same period in 2004. The Americas had higher net sales due primarily to growth in original equipment manufacturer sales that service the supermarket, walk-in refrigeration and cold storage market segments, as well as price increases in response to higher commodity prices. Net sales were lower, after excluding the favorable impact of foreign currency translation, in the Company’s European and Asia Pacific operations due to depressed market conditions.
Gross Profit
     Gross profit was $515.8 million for the six months ended June 30, 2005, compared to $500.9 million for the six months ended June 30, 2004, an increase of $14.9 million. Gross profit margin declined to 32.9% for the six months ended June 30, 2005 from 34.1% in the same period in 2004. Gross profit margin declined in all of LII’s business segments over the same period with much of the decline occurring during the first quarter of 2005. Higher commodity prices continue to challenge LII’s manufacturing businesses as commodity prices increased by approximately $39 million for the six months ended June 30, 2005, compared to the same period in 2004. LII was able to offset the higher commodity prices through price increases; however, overall, the price increases did not sufficiently cover the gross profit margin on the incremental revenue and other cost increases.
     LIFO (last in, first out) inventory liquidations did not have a material impact on gross profit margins. The Company’s gross profit margin may not be comparable to the gross profit margin of other entities, because some entities include all of the costs related to their distribution network in cost of goods sold, whereas the Company excludes a portion of such costs from gross profit margin, including such costs in the SG&A line item instead. For more information, see Note 5 — Shipping and Handling in the Notes to Consolidated Financial Statements.
Selling, General and Administrative Expense
     SG&A expenses were $429.2 million for the six months ended June 30, 2005, an increase of $13.8 million, or 3.3%, from $415.4 million for the six months ended June 30, 2004. The $13.8 million increase in SG&A expenses was due primarily to higher distribution, selling and marketing expenses of $14.6 million driven by the higher sales volumes and $5.5 million of unfavorable foreign currency translation (part of which is included in the higher distribution, selling and marketing expenses) and expenses associated with personnel changes. SG&A for the six months ended June 30, 2004 included approximately $6 million of investigation costs related to the Service Experts operations. As a percentage of total net sales, SG&A expenses declined to 27.4% for the six months ended June 30, 2005 from 28.3% for the six months ended June 30, 2004. The Company has no significant concentration of credit risk among its diversified customer base.
(Gains), Losses and Other Expenses, Net
     (Gains), losses and other expenses, net were a pre-tax gain of $8.7 million for the six months ended June 30, 2005 which included a $9.3 million pre-tax gain on the sale of the Company’s 45% interest in its heat transfer joint venture to Outokumpu, $2.2 million of pre-tax expenses representing the Company’s updated estimate of its portion of the on-going remediation costs in conjunction with the joint remediation agreement the Company entered into with Outokumpu and other items primarily related to the Company’s former Heat Transfer business segment. The total income tax provision on these items was $1.7 million.
Restructuring Charge
     Due to competitive cost pressures, on April 4, 2005, Lennox Hearth Products Inc., a subsidiary of the Company, commenced plans to relocate its Whitfield pellet stove and Lennox cast iron stove product lines from Burlington, Washington to a third party production facility in Juarez, Mexico, discontinue its existing steel wood stove line manufactured in Burlington and close the Burlington facility. Although these actions were substantially complete as of June 30, 2005, the Company anticipates additional expenses will be recorded during the second half of 2005; however, the total of such expenses is not expected to be material. In connection with the plant closure, the Company recorded a pre-tax restructuring-related charge of $2.2 million for the six months ended June 30, 2005. The tax benefit of this charge was $0.8 million.

Goodwill Impairment
     Goodwill impairment represents a pre-tax, non-cash, charge of $208.3 million for the six months ended June 30, 2004 in the Company’s Service Experts business segment, where lower than expected operating results occurred. The tax benefit of this charge was $23.2 million. During the first quarter of 2004, the Company conducted fair-value-based tests, which are required at least annually by SFAS No. 142, and determined that the carrying value of Service Experts’ goodwill exceeded its fair value. These fair-value-based tests were applied to all Service Experts service centers before consideration of the divestitures announced as part of the Company’s Service Experts turnaround plan. An additional $13.3 million of pre-tax goodwill impairment is included in the $23.1 million pre-tax Loss from Operations of Discontinued Operations discussed below resulting in a total pre-tax goodwill impairment charge of $221.6 million for the six months ended June 30, 2004. During the first quarter of 2005, LII performed its annual goodwill impairment test and determined that no further goodwill impairment was necessary.
Interest Expense, Net
     Interest expense, net, decreased $6.3 million from $16.4 million for the six months ended June 30, 2004 to $10.1 million for the six months ended June 30, 2005. The lower interest expense was due primarily to lower average debt levels and the absence of $1.9 million of make-whole expenses for the six months ended June 30, 2004 related to the Company’s $35 million pre-payment of its long-term debt in June 2004, which was scheduled to be repaid in the third quarter of 2005. As of June 30, 2005, total debt of $275.2 million was $41.8 million lower than total debt as of June 30, 2004.
Other Income
     Other income was $0.5 million for the six months ended June 30, 2005, compared to $0.4 million for the same period in 2004. Other income includes foreign currency exchange gains, which relate principally to the Company’s operations in Canada, Australia and Europe, and expenses related to minority interest holders.
Provision for Income Taxes
     The provision for income taxes on continuing operations was $31.0 million for the six months ended June 30, 2005, compared to a provision for income taxes on continuing operations of $2.7 million for the six months ended June 30, 2004. The effective tax rate on continuing operations was 37.1% and (1.9%) for the six months ended June 30, 2005 and June 30, 2004, respectively. Excluding the tax benefit of $23.2 million from goodwill impairment, the provision for income taxes on continuing operations would have been $25.9 million for the six months ended June 30, 2004 and the effective tax rate on continuing operations would have been 37.3% for the six months ended June 30, 2004. These effective rates differ from the statutory federal rate of 35% principally due to state and local taxes, non-deductible expenses, foreign operating losses for which no tax benefits have been recognized and foreign taxes at rates other than 35%.
     On June 30, 2005, Ohio enacted legislation changing its tax system. As a result of this legislation and in accordance with SFAS No. 109, a provision for income taxes of $1.6 million was recorded for the six months ended June 30, 2005.
     The AJCA was signed into law on October 22, 2004. The AJCA provides an opportunity to repatriate foreign earnings and claim an 85% dividend received deduction against the repatriated amount. The Company is evaluating the effects of the repatriation provision and expects to make a decision on implementation later in 2005. As a result, the related range of income tax effects of such repatriation cannot be reasonably estimated at the time of issuance of the accompanying consolidated financial statements, and, as provided for in FSP No. 109-2, no income tax expense related to the possible repatriation has been recorded as of June 30, 2005.
Loss from Discontinued Operations
     In the first fiscal quarter of 2004, the Company’s Board of Directors approved a turnaround plan designed to improve the performance of its Service Experts business segment. The plan realigns Service Experts’ dealer service centers to focus on service and replacement opportunities in the residential and light commercial markets. LII identified approximately 130 centers, whose primary business is residential and light commercial service and replacement. These centers comprise the ongoing Service Experts business segment. As of December 31, 2004, the remaining 48 centers were sold and are classified as a Discontinued Operation.

     Under SFAS No. 144, the operating results of the 48 centers that are no longer a part of the Service Experts business segment for all periods presented are reported as discontinued operations in LII’s Consolidated Statements of Operations. The following table details the Company’s pre-tax loss from discontinued operations for the six months ended June 30, 2005 and 2004, as well as the cumulative pre-tax loss incurred through June 30, 2005 (in millions):

			Cumulative
	Six Months	Six Months	Incurred
	Ended	Ended	through
	June 30, 2005	June 30, 2004	June 30, 2005
Goodwill impairment	$—	$13.3	$14.8
Impairment of property, plant and equipment	—	3.1	3.1
Operating loss	—	5.5	14.9
Other divestiture costs	1.8	1.2	7.9

Subtotal	1.8	23.1	40.7
Loss on disposal of centers	0.1	0.6	15.0

Total loss from discontinued operations	$1.9	$23.7	$55.7

     The pre-tax loss of $1.9 million from discontinued operations for the six months ended June 30, 2005 was primarily related to salary, severance, legal and other related expenses. Any future additional expenses are not expected to be material. The income tax benefit on discontinued operations was $0.6 million and $4.8 million for the six months ended June 30, 2005 and 2004, respectively. The income tax benefit on discontinued operations for the six months ended June 30, 2004 of $4.8 million includes a $1.5 million tax benefit related to goodwill impairment. Through June 30, 2005, cumulative proceeds from the sale of the 48 centers totaled $25.9 million.
Liquidity and Capital Resources
     LII’s working capital and capital expenditure requirements are generally met through internally generated funds and bank lines of credit.
     During the first six months of 2005, cash provided by operating activities was $66.0 million, compared to $55.3 million provided by operating activities in the same period in 2004. If the effects of the Company’s asset securitization program were excluded, the comparison would have been $66.0 million cash provided by operating activities in the first six months of 2005 and a usage of $79.7 million in the same period in 2004. The change is a reflection of better management of working capital. In June 2005, the Company sold its 45% interest in its heat transfer joint venture to Outokumpu Copper Products OY of Finland for $39.3 million.
     Capital expenditures of $27.5 million and $14.6 million in the first six months of 2005 and 2004, respectively, were primarily for production equipment in the North American residential and refrigeration products manufacturing plants.
     During the three months ended June 30, 2005, the Company used $25 million for the repayments of long-term debt.
     As of June 30, 2005, the Company had bank lines of credit aggregating $257.5 million, of which $1.0 million was borrowed and outstanding and $94.9 million was committed to standby letters of credit. Of the remaining $161.6 million, the entire amount was available for future borrowings after consideration of covenant limitations as of June 30, 2005. Included in the lines of credit were several regional facilities and a multi-currency revolving credit facility in the amount of $225 million governed by agreements between the Company and a syndicate of banks. In July 2005, the Company amended and restated its revolving credit facility to, among other things, increase the borrowing capacity from $225 million to $400 million and extend the maturity date from September 2006 to July 2010. The facility contains certain financial covenants and bears interest at a rate equal to, at the Company’s option either, (a) the greater of the bank’s prime rate or the federal funds rate plus 0.5%, or (b) the London Interbank Offered Rate plus a margin equal to 0.475% to 1.20%, depending upon the ratio of total funded debt-to-adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”), as defined in the facility. The Company pays a facility fee, depending upon the ratio of total funded debt to Adjusted EBITDA, equal to 0.15% to 0.30% of the capacity. The facility includes restrictive covenants that limit the Company’s ability to incur additional indebtedness, encumber its assets, sell its assets and make certain payments, including amounts for share repurchases and dividends. The Company’s facility is secured by the stock of the Company’s major subsidiaries. The facility requires that LII annually and quarterly deliver financial statements, as well as compliance certificates, to the banks within specified time periods.
     LII believes that cash flow from operations, as well as available borrowings under its revolving credit facility, will be sufficient to fund its operations for the foreseeable future. LII periodically reviews its capital structure, including its primary bank facility to ensure that adequate liquidity exists.

     The Company has included in cash and cash equivalents in the accompanying unaudited Consolidated Balance Sheet as of June 30, 2005, $28.3 million of restricted cash primarily related to routine lockbox collections and letters of credit issued with respect to the operations of its captive insurance subsidiary, which expire on December 30, 2005.
     Under a revolving asset securitization program, the Company had sold, at June 30, 2005 and 2004, respectively, zero and $135.0 million of receivables on a non-recourse basis. The receivables are sold at a discount from face value which aggregated $0.9 million and $1.0 million through the first six months of 2005 and 2004, respectively. The discount expense is shown as a component of Selling, General and Administrative Expense in the Consolidated Statements of Operations. The Company has no significant concentration of credit risk among its diversified customer base.
Recent Accounting Pronouncement
     In November 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 151, “Inventory Cost — an amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 clarifies the accounting for abnormal amounts of idle facility expenses, freight, handling costs, and spoilage. It also requires that allocation of fixed production overheads to inventory be based on the normal capacity of production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is evaluating the provisions of this standard to determine the effects, if any, on the Company’s consolidated financial statements.
     In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement 143” (“FIN 47”). FIN 47 clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the fair value of the liability can be reasonably estimated. Also, if there is any uncertainty as to the amount and/or the timing of future settlement, it should be factored into the measurement of the liability when sufficient information exists. FIN 47 is required to be applied no later than the end of fiscal years ending after December 15, 2005, although early adoption is encouraged. The Company is evaluating the provisions of this standard to determine the effects, if any, on the Company’s consolidated financial statements.
     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment” (“SFAS 123R”), which revises Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” supersedes Accounting Principles Board 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and amends Statement of Financial Accounting Standards No. 95, “Statement of Cash Flow.” SFAS 123R requires fair value of all share-based payments to employees, including the fair value of grants of employee stock options, be recognized in the income statement, generally over the option vesting period. On April 14, 2005, the Securities and Exchange Commission (“SEC”) amended the compliance dates for SFAS 123R. The SEC amendment allows companies to implement SFAS 123R at the beginning of their next fiscal year. Early adoption is permitted.
     SFAS 123R permits adoption of its requirements using one of two transition methods:
1.	A modified prospective transition method in which compensation cost is recognized beginning with the effective date (a) for all share-based payments granted after the effective date, and (b) for all awards granted to employees prior to the effective date that remain unvested on the effective date; or

2.	A modified retrospective transition method which includes the requirements of the method described above, but also permits restatement of financial statements based on the amounts previously disclosed under SFAS 123’s pro forma disclosure requirements either for (a) all prior periods presented, or (b) prior interim periods of the year of adoption.
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
•	the Company’s business is affected by economic factors including the level of economic activity in the markets in which the Company operates, and a decline in this activity typically results in a decline in new construction and replacement purchases, which could decrease LII’s sales and profitability;

•	the demand for the Company’s products and services is strongly affected by the weather, and cooler than normal summers depress the Company’s sales of replacement air conditioning and refrigeration products and warmer than normal winters have the same effect on the Company’s heating products;

•	implementation of the new minimum efficiency standard for residential air conditioners mandated by the National Appliance Energy Conservation Act (“NAECA”) could adversely impact the Company’s results of operations, including increased costs of production and distribution, potential margin pressures and higher levels of working capital;

•	increases in the prices or required quantities of raw materials or components, or problems in their availability, whether related to the implementation of the new NAECA standard or otherwise, could increase the costs of the Company’s products and/or depress the Company’s sales;

•	the Company may not be able to realize the price increases required to offset the increases in cost of goods sold, whether related to the implementation of the new NAECA standard or otherwise;

•	the development, manufacture, sale and use of the Company’s products involve a risk of warranty and product liability claims, and such claims could be material and have an adverse effect on its future profitability;

•	the Company incurs the risk of liability claims for the installation and service of heating and cooling products with its Company-owned dealer service centers, and if these claims exceed the limits of the Company’s product liability insurance policies, it may result in material costs that could have an adverse effect on future profitability;

•	the success of the Company depends in part on its ability to integrate and operate acquired businesses profitably and to identify and implement opportunities for cost savings;

•	any future determination that a significant impairment of the value of the Company’s intangible assets has occurred could have a material adverse effect on its results of operations;

•	as of June 30, 2005, the Company had $275.3 million of consolidated debt outstanding which may have important consequences for its operations. For example, LII may have to use a large portion of its cash flow to pay principal and interest on its indebtedness. In addition, the Company’s debt could affect the Company’s ability to borrow additional money in the future for working capital, capital expenditures, acquisitions or other purposes;

•	the Company operates in very competitive markets with competitors that may have greater financial and marketing resources, and competitive factors could cause the Company to reduce its prices or lose market share and negatively affect its cash flow;

•	the Company’s future success depends upon its continued investment in research and new product development and its ability to commercialize new technological advances in the HVACR industries;

•	a significant percentage of the Company’s workforce is unionized, and the results of future negotiations with the unions, including the effect of any production interruptions or labor stoppages, could have an adverse effect on the Company’s future financial results; and

•	the Company is subject to extensive and changing federal, state and local laws and regulations designed to protect the environment, and these laws and regulations could impose liability for remediation costs and civil or criminal penalties for non-compliance.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     LII’s results of operations can be affected by changes in exchange rates. Net sales and expenses in currencies other than the United States dollar are translated into United States dollars for financial reporting purposes based on the average exchange rate for the period. Net sales from outside the United States represented 22.8% and 23.0% of total net sales for the six months ended June 30, 2005 and 2004, respectively. Historically, foreign currency transaction gains (losses) have not had a material effect on LII’s overall operations. The impact of a 10% change in exchange rates on income from operations is estimated to be approximately $3.7 million on an annual basis.
     The Company’s results of operations can be affected by changes in interest rates due to variable rates of interest on the revolving credit facilities. A 10% change in interest rates would not be material to the Company’s results of operations.
     The Company enters into commodity futures contracts to stabilize prices to be paid for raw materials and parts containing high copper and aluminum content. These contracts are for quantities equal to, or less than, quantities expected to be consumed in future production. As of June 30, 2005, the Company had metal futures contracts maturing at various dates through December 2006 with a fair value as an asset of $2.7 million. The impact of a 10% change in commodity prices on the Company’s results from operations is estimated to be approximately $28.3 million for the entire year, absent any other contravening actions.
Item 4. Controls and Procedures.
     The Company carried out an evaluation, under the supervision and with the participation of the Company’s current management, including its Chief Executive Officer and Chief Financial Officer (the Company’s principal executive officer and principal financial officer, respectively) of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2005 to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
     During the quarter ended June 30, 2005, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders.
     The Company’s 2005 Annual Meeting of Stockholders (“Annual Meeting”) was held on April 15, 2005. At the Annual Meeting, the Company’s stockholders elected five directors with terms expiring at the Company’s Annual Meeting of Stockholders in 2008. In addition, the stockholders approved amendments to the Company’s 1998 Incentive Plan to, among other things, increase the maximum number of shares of common stock available for issuance under the plan by 6,000,000 shares. A more detailed description of the amendments to the Company’s 1998 Incentive Plan are described in Item 5 below.
(a)	The following sets forth the results of voting at the Annual Meeting for the election of directors:

Directors	For	Withheld

John W. Norris, Jr.	56,715,764	1,778,493

John W. Norris, III	53,147,123	5,347,134

James J. Byrne	53,620,995	4,873,262

Thomas W. Booth	56,715,237	1,779,020

Paul W. Schmidt	57,715,237	1,391,566
     Following the Annual Meeting, Linda G. Alvarado, Steven R. Booth, David V. Brown, John E. Major and Walden W. O’Dell, having terms expiring in 2006, and Janet K. Cooper, C.L. (Jerry) Henry, Robert E. Schjerven, Terry D. Stinson and Richard L. Thompson, having terms expiring in 2007, continued in office.
(b)	The votes for, against and abstaining in connection with the approval of the Amended and Restated 1998 Incentive Plan were as follows:

For	Against	Abstentions

27,043,379	23,463,831	702,834
Item 5. Other Information.
     Effective April 15, 2005, the Company amended and restated its 1998 Incentive Plan. Subject to stockholder approval, the Company’s Board of Directors approved the amended and restated plan on February 25, 2005. The Company’s stockholders approved the amended and restated plan at the Annual Meeting held on April 15, 2005.
          The 1998 Incentive Plan was amended and restated to, among other things:
          (a) increase the number of shares available for awards to employees from 17,094,706 to 22,094,706 (an increase of 5,000,000 shares) and increase the shares available for awards to nonemployee Directors from 1,160,000 to 2,160,000 shares (an increase of 1,000,000 shares), for an aggregate increase of 6,000,000 shares;
          (b) provide for annual management incentive awards, which are payable in cash (previously such incentive awards were made under the Company’s short term incentive plans);
          (c) provide that stock options, stock appreciation rights, stock awards and cash awards may be granted in the form of performance awards, which may or may not qualify as “qualified performance-based compensation” under section 162(m) of the Internal Revenue Code of 1986, as amended;
          (d) allow nonemployee Directors and independent contractors to receive stock options, stock appreciation rights, stock awards, restricted stock and stock units, cash awards and performance awards under the Plan (previously such Directors were eligible to receive stock options only); and
          (e) allow awards to participants outside the United States, subject to applicable laws and terms and conditions to be determined by the Company’s Compensation Committee.

     All employees of the Company or any of its subsidiaries, nonemployee members of the Company’s Board of Directors, and independent contractors that provide services to, or who will provide services to, the Company or any of its subsidiaries are eligible to receive awards under the Company’s 1998 Incentive Plan, as amended and restated.
Item 6. Exhibits.

*3.1	—	Restated Certificate of Incorporation of Lennox (incorporated herein by reference to Exhibit 3.1 to LII’s Registration Statement on Form S-1 (Registration No. 333-75725)).

*3.2	—	Amended and Restated Bylaws of Lennox (incorporated herein by reference to as Exhibit 3.2 to LII’s Form 8-K dated February 28, 2005).

*4.1	—	Specimen stock certificate for the Common Stock, par value $.01 per share, of Lennox (incorporated herein by reference to Exhibit 4.1 to LII’s Registration Statement on Form S-1 (Registration No. 333-75725)).

*10.1	—	Amended and Restated 1998 Incentive Plan of Lennox International, Inc. (incorporated herein by reference to Exhibit 10.1 to LII’s Form 10-Q for the Three Months Ended March 31, 2005).

12.1	—	Lennox International Inc. and Subsidiaries Computation of Ratio of Earnings to Fixed Charges (Unaudited) For the Six Months Ended June 30, 2005 (filed herewith).

31.1	—	Certification of the principal executive officer (filed herewith).

31.2	—	Certification of the principal financial officer (filed herewith).

32.1	—	Certification of the principal executive officer and the principal financial officer of the Company pursuant to 18 U.S.C. Section 1350 (filed herewith).
*	Incorporated herein by reference as indicated.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2005	LENNOX INTERNATIONAL INC.
	/s/	Susan K. Carter
Susan K. Carter
Chief Financial Officer

Index to Exhibits

Exhibit No.		Description
*3.1	—	Restated Certificate of Incorporation of Lennox (incorporated herein by reference to Exhibit 3.1 to LII’s Registration Statement on Form S-1 (Registration No. 333-75725)).

*3.2	—	Amended and Restated Bylaws of Lennox (incorporated herein by reference to as Exhibit 3.2 to LII’s Form 8-K dated February 28, 2005).

*4.1	—	Specimen stock certificate for the Common Stock, par value $.01 per share, of Lennox (incorporated herein by reference to Exhibit 4.1 to LII’s Registration Statement on Form S-1 (Registration No. 333-75725)).

*10.1	—	Amended and Restated 1998 Incentive Plan of Lennox International, Inc. (incorporated herein by reference to Exhibit 10.1 to LII’s Form 10-Q for the Three Months Ended March 31, 2005).

12.1	—	Lennox International Inc. and Subsidiaries Computation of Ratio of Earnings to Fixed Charges (Unaudited) For the Six Months Ended June 30, 2005 (filed herewith).

31.1	—	Certification of the principal executive officer (filed herewith).

31.2	—	Certification of the principal financial officer (filed herewith).

32.1	—	Certification of the principal executive officer and the principal financial officer of the Company pursuant to 18 U.S.C. Section 1350 (filed herewith).
*	Incorporated herein by reference as indicated.