Form 10-Q
period 2005-09-30
LENNOX INTERNATIONAL INC
filed 2005-11-09
CIK 1069202

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005
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
     Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes ☐ No ☑
     As of October 31, 2005, the number of shares outstanding of the registrant’s common stock, par value $.01 per share, was 70,886,720.

LENNOX INTERNATIONAL INC.
FORM 10-Q
For the Three Months and Nine Months Ended September 30, 2005

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of September 30, 2005 and December 31, 2004
(In millions, except share data)

	September 30,	December 31,
	2005	2004
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$176.2	$60.9
Accounts and notes receivable, net	567.4	472.5
Inventories	254.0	247.2
Deferred income taxes	14.0	13.1
Other assets	50.5	45.9
Assets held for sale	0.1	5.1

Total current assets	1,062.2	844.7
PROPERTY, PLANT AND EQUIPMENT, net	244.6	234.0
GOODWILL, net	225.6	225.4
DEFERRED INCOME TAXES	85.3	82.8
OTHER ASSETS	121.4	131.7

TOTAL ASSETS	$1,739.1	$1,518.6

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Short-term debt	$2.5	$6.0
Current maturities of long-term debt	114.3	36.4
Accounts payable	312.9	237.0
Accrued expenses	311.6	286.3
Income taxes payable	41.4	14.6
Liabilities held for sale	1.1	3.7

Total current liabilities	783.8	584.0
LONG-TERM DEBT	119.3	268.1
POSTRETIREMENT BENEFITS, OTHER THAN PENSIONS	15.5	14.2
PENSIONS	106.1	105.5
OTHER LIABILITIES	80.5	73.9

Total liabilities	1,105.2	1,045.7

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 200,000,000 shares authorized, 68,313,156 shares and 66,367,987 shares issued for 2005 and 2004, respectively	0.7	0.7
Additional paid-in capital	519.2	454.1
Retained earnings	148.1	66.8
Accumulated other comprehensive income	—	0.7
Deferred compensation	—	(18.2)
Treasury stock, at cost, 3,183,631 shares and 3,044,286 for 2005 and 2004, respectively	(34.1)	(31.2)

Total stockholders’ equity	633.9	472.9

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,739.1	$1,518.6

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended September 30, 2005 and 2004
(Unaudited, in millions, except per share data)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
NET SALES	$927.5	$771.9	$2,495.6	$2,241.3
COST OF GOODS SOLD	612.1	513.5	1,664.4	1,482.0

Gross Profit	315.4	258.4	831.2	759.3
OPERATING EXPENSES:
Selling, general and administrative expense	230.2	209.1	659.4	624.5
(Gains), losses and other expenses, net	0.1	—	(8.6)	—
Restructuring charge	0.2	—	2.4	—
Goodwill impairment	—	—	—	208.3

Operational income (loss) from continuing operations	84.9	49.3	178.0	(73.5)
INTEREST EXPENSE, net	4.3	6.1	14.4	22.5
OTHER EXPENSE (INCOME)	3.5	(0.2)	3.0	(0.7)

Income (loss) from continuing operations before income taxes and cumulative effect of accounting change	77.1	43.4	160.6	(95.3)
PROVISION FOR INCOME TAXES	28.5	15.3	59.5	18.0

Income (loss) from continuing operations before cumulative effect of accounting change	48.6	28.1	101.1	(113.3)

CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET	(0.2)	—	(0.2)	—

Income (loss) from continuing operations	48.8	28.1	101.3	(113.3)
DISCONTINUED OPERATIONS:
Loss from operations of discontinued operations	0.1	6.5	1.9	29.6
Income tax benefit	(0.1)	(1.7)	(0.5)	(6.3)
Loss on disposal of discontinued operations	—	4.7	0.1	5.3
Income tax benefit	—	(0.3)	(0.2)	(0.5)

Loss from discontinued operations	—	9.2	1.3	28.1

Net income (loss)	$48.8	$18.9	$100.0	$(141.4)

INCOME (LOSS) PER SHARE FROM CONTINUING OPERATIONS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE:
Basic	$0.77	$0.46	$1.63	$(1.89)
Diluted	$0.68	$0.42	$1.45	$(1.89)

CUMULATIVE EFFECT OF ACCOUNTING CHANGE PER SHARE:
Basic	$—	$—	$—	$—
Diluted	$—	$—	$—	$—

INCOME (LOSS) PER SHARE FROM CONTINUING OPERATIONS:
Basic	$0.77	$0.46	$1.63	$(1.89)
Diluted	$0.68	$0.42	$1.45	$(1.89)

LOSS PER SHARE FROM DISCONTINUED OPERATIONS:
Basic	$—	$(0.15)	$(0.02)	$(0.47)
Diluted	$—	$(0.13)	$(0.02)	$(0.47)

NET INCOME (LOSS) PER SHARE:
Basic	$0.77	$0.31	$1.61	$(2.36)
Diluted	$0.68	$0.29	$1.43	$(2.36)

AVERAGE SHARES OUTSTANDING:
Basic	62.9	60.1	62.1	59.9
Diluted	74.2	70.3	73.1	59.9

CASH DIVIDENDS DECLARED PER SHARE:	$0.10	$0.095	$0.30	$0.285
The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2005 and 2004
(Unaudited, in millions)

	For the
	Nine Months Ended
	September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$100.0	$(141.4)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Minority interest and equity in unconsolidated affiliates	(11.7)	(8.4)
Non-cash impairment of long-lived assets and goodwill	—	224.7
Depreciation and amortization	28.4	32.9
Deferred income taxes	(3.6)	(24.4)
Loss from discontinued operations, other than non-impairments	1.3	11.7
Other (gains), losses and expenses	(2.7)	14.0
Changes in assets and liabilities, net of effects of divestitures:
Accounts and notes receivable	(109.5)	15.9
Inventories	(10.1)	(68.6)
Other current assets	(4.8)	(4.2)
Accounts payable	86.8	6.9
Accrued expenses	28.5	17.6
Income taxes payable and receivable	32.1	15.6
Long-term warranty, deferred income and other liabilities	26.0	3.9
Excess tax benefits related to share-based payments	(3.1)	—
Net cash used in operating activities from discontinued operations	(3.1)	(11.2)

Net cash provided by operating activities	154.5	85.0

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the disposal of property, plant and equipment	1.1	0.5
Purchases of property, plant and equipment	(42.0)	(24.4)
Additional investments in affiliates	—	(2.3)
Proceeds from disposal of businesses and investments	41.8	11.5

Net cash provided by (used in) investing activities	0.9	(14.7)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term borrowings (repayments), net	(3.1)	3.2
Repayments of long-term debt	(25.1)	(45.1)
Revolving long-term borrowings	(5.0)	(1.0)
Sales of common stock	17.4	11.3
Payments of deferred financing costs	(1.7)	(0.2)
Repurchases of common stock	(2.9)	—
Excess tax benefits related to share-based payments	3.1	—
Cash dividends paid	(24.8)	(22.8)

Net cash used in financing activities	(42.1)	(54.6)

INCREASE IN CASH AND CASH EQUIVALENTS	113.3	15.7
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	2.0	2.5

CASH AND CASH EQUIVALENTS, beginning of period	60.9	76.1

CASH AND CASH EQUIVALENTS, end of period	$176.2	$94.3

Supplementary disclosures of cash flow information
Cash paid during the period for:
Interest	$11.2	$18.2

Income taxes (net of refunds)	$38.0	$20.6

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Basis of Presentation and Other Accounting Information:
     The accompanying unaudited Consolidated Balance Sheet as of September 30, 2005, the accompanying unaudited Consolidated Statements of Operations for the three months and nine months ended September 30, 2005 and 2004 and the accompanying unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and 2004 should be read in conjunction with Lennox International Inc.’s (the “Company” or “LII”) audited consolidated financial statements and footnotes as of December 31, 2004 and 2003 and for each of the three years in the period ended December 31, 2004. The accompanying unaudited consolidated financial statements of LII have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the accompanying consolidated financial statements contain all material adjustments, consisting principally of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to applicable rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. The operating results for the interim periods are not necessarily indicative of the results that may be expected for a full year.
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
2. Stock-Based Compensation:
     In December 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 123R “Share-Based Payment” (SFAS No. 123R). SFAS No. 123R requires compensation cost to be measured for all outstanding unvested share-based awards at fair value for all interim and annual periods beginning after June 15, 2005. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 “Share-Based Payment” (SAB No. 107), which provided further clarification on the implementation of SFAS No. 123R. On April 14, 2005, the SEC announced a deferral of the effective date of SFAS No. 123R for calendar year companies until the beginning of 2006; however, the Company elected to adopt the provisions of SFAS No. 123R early with an implementation date of July 1, 2005, as permitted by the standard. Prior to July 1, 2005, the Company accounted for stock-based awards under the intrinsic value method, which follows the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees and Related Interpretations” (APB No. 25), as permitted by FASB Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123).
     Effective July 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123R using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the second half of 2005 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. In accordance with SFAS No. 123R, results for prior periods have not been restated. Compensation expense of $7.2 million was recognized for the three months ended September 30, 2005 and is included in Selling, General and Administrative Expense in the accompanying unaudited Consolidated Statement of Operations for the three months ended September 30, 2005. The cumulative effect of the change in accounting related to the adoption of SFAS No. 123R was $0.2 million of after-tax income for the three months ended September 30, 2005.
     Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS No. 123R requires the cash flows from the tax benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $3.1 million excess tax benefits classified as a financing cash inflow in the accompanying Consolidated Statement of Cash Flows as of September 30, 2005 would have been classified as an operating cash inflow if the Company had not adopted SFAS No. 123R.
     Had the Company used the fair value based accounting method for stock-based compensation expense described by SFAS No. 123 for the fiscal 2005 and 2004 periods prior to July 1, 2005, the Company’s diluted net income (loss) per common and equivalent share for the three months ended September 30, 2004 and the nine months ended September 30, 2005 and 2004 would have been as set forth in the table below (in millions, except per share data). As of July 1, 2005, the Company adopted SFAS No. 123R thereby eliminating pro forma disclosure for periods following such adoption. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes-Merton option valuation model and amortized to expense over the options’ vesting periods.

	For the	For the
	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2004	2005	2004
Net income (loss), as reported	$18.9	$100.0	$(141.4)
Add: Reported stock based compensation expense, net of taxes	0.5	13.3	3.7
Deduct: Fair value based compensation expense, net of taxes	(1.2)	(14.3)	(5.8)

Net income (loss), pro forma	$18.2	$99.0	$(143.5)

Earnings per share:
Basic, as reported	$0.31	$1.61	$(2.36)
Basic, pro forma	$0.30	$1.59	$(2.40)

Diluted, as reported	$0.29	$1.43	$(2.36)
Diluted, pro forma	$0.28	$1.42	$(2.40)
     Incentive Plan
     The Company’s Amended and Restated 1998 Incentive Plan (the “1998 Incentive Plan”) provides for various long-term incentive and retentive awards. These awards include stock options, performance shares, restricted stock awards and stock appreciation rights.
     Under the 1998 Incentive Plan, the Company is authorized to issue awards for 24,254,706 shares of common stock. As of September 30, 2005, awards for 19,145,400 shares of common stock had been granted and 3,853,749 shares had been cancelled or repurchased. Consequently, as of September 30, 2005, there were 8,963,055 shares available for future issuance.
     Stock Options
     Under the 1998 Incentive Plan, the exercise price for stock options equals the stock’s fair value on the date of grant. Options granted prior to 1998 vested on the date of grant. Options granted in 1998 and after vest over three years. Options issued prior to December 2000 expire after ten years and options issued in December 2000 and after expire after seven years.
     In addition to the options discussed above, there were 198,492 stock options outstanding as of September 30, 2005 that were issued in connection with the acquisition of Service Experts, Inc. All such options are fully vested.
     Prior to the adoption of SFAS No. 123R, and in accordance with APB No. 25, no stock-based compensation cost was reflected in net income for grants of stock options to employees because the Company grants stock options with an exercise price equal to the fair market value of the stock on the date of grant. For footnote disclosures under SFAS No. 123, the fair value of each option award was estimated on the date of grant using a Black-Scholes-Merton option valuation model that uses the assumptions noted below. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards. Subsequent events are not indicative of the reasonableness of the original estimates made by the Company . Under SFAS No. 123, the Company used historical data to estimate the expected volatility for the term of new options and the outstanding period of the option for separate groups of employees that had similar historical exercise behavior. The risk free interest rate was based on the U. S. Treasury yield curve in effect at the time of grant. The weighted-average fair value of options granted during the nine months ended September 30, 2005 was $7.50. No stock options were granted during the three months ended September 30, 2005 and 2004, or during the nine months ended September 30, 2004. The fair value of each option granted during the nine months ended September 30, 2005 is estimated at the date of grant, with the following weighted-average assumptions: dividend yields of 2.13%; expected volatility of 40.0%; risk-free interest rate of 4.23%; and expected lives of 7 years.
     No stock options were granted after June 30, 2005 following the adoption of SFAS No. 123R. For future stock option grants, the fair value of each stock option award will be estimated using the Black-Scholes-Merton valuation model and will follow the provisions of SFAS No. 123R and SAB No. 107. The Company will use historical data and other pertinent information to estimate the expected volatility for the term of new options and the outstanding period of the option for separate groups of employees that had similar historical exercise behavior. The risk free interest rate will be based on the U.S. Treasury yield curve in effect at the time of grant.
     Prior to the adoption of SFAS No. 123R, the fair value of an option was amortized to expense in the pro forma footnote disclosure using the graded method. Upon the adoption of SFAS No. 123R, options granted prior to the date of adoption will continue to be amortized to expense using the graded method. For options granted after the date of adoption, the fair value will be amortized to expense ratably over the vesting period.
     A summary of stock option activity for the nine months ended September 30, 2005 follows (in millions, except per share data):

		Weighted- Average
		Exercise
		Price per
	Shares	Share
Outstanding at December 31, 2004	7.5	$14.00
Granted	—	$21.57
Exercised	(1.4)	$12.18
Forfeited	(0.1)	$15.85

Outstanding at September 30, 2005	6.0	$14.42

     The following table summarizes information about stock options outstanding as of September 30, 2005 (in millions, except per share data and years):

	Options Outstanding				Options Exercisable
		Weighted-				Weighted-
		Average	Weighted-			Average	Weighted-
		Remaining	Average			Remaining	Average
Range of		Contractual	Exercise	Aggregate		Contractual	Exercise	Aggregate
Exercise Prices	Number	Term	Price Per	Intrinsic	Number	Life	Price Per	Intrinsic
Per Share	Outstanding	(in years)	Share	Value	Exercisable	(in years)	Share	Value
$7.28 - $49.63	6.0	3.42	$14.42	$78.5	5.1	3.11	$14.11	$68.2
     A summary of the status of the Company’s nonvested stock options as of September 30, 2005 and changes during the nine months ended September 30, 2005 is presented below (in millions, except per share data):

		Weighted-Average
		Grant Date
	Shares	Fair Value
Nonvested stock options:
Nonvested at December 31, 2004	1.0	$5.97
Granted	—	$7.50
Vested	—	—
Forfeited	(0.1)	$5.73

Nonvested at September 30, 2005	0.9	$5.99

     As of September 30, 2005, there was approximately $1.8 million of unrecognized compensation cost related to nonvested options. Such cost is expected to be recognized over a weighted-average period of 1.9 years. Total compensation expense for stock options was $0.7 million for the three months ended September 30, 2005.
     The total intrinsic value of options exercised and the resulting tax deductions to realize tax benefits were as follows (in millions):

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Intrinsic Value of Options Exercised	$7.0	$0.4	$14.1	$6.4
Realized Tax Benefit from Tax Deductions	$2.6	$0.1	$5.2	$2.4
     The Company’s practice is to issue new shares of common stock to satisfy stock option exercises.
     Performance Shares
     Under the 1998 Incentive Plan, performance shares are awarded (the “Fixed Performance Awards”) to certain employees at the discretion of the Board of Directors as of the beginning of each fiscal year. Awards granted prior to 2003 vest after ten years of employment (the “Vesting Period”). Fixed Performance Awards are converted to an equal number of shares of the Company’s common stock. If pre-defined performance measures are met by the Company over a three-year period, the Vesting Period is accelerated from ten years to three years for 25% to 100% of the Fixed Performance Awards, depending on the Company’s performance. Eligible participants may also earn additional shares of the Company’s common stock. The number of additional shares can range from 0% to 100% of the awards granted, depending on the Company’s performance over a three-year period.
     Prior to the adoption of SFAS No. 123R, and in accordance with APB No. 25, compensation expense was measured based on the market price of the stock on the date of grant and recognized on a straight-line basis over the performance period. Compensation expense on the additional shares was measured by applying the market price of the Company’s stock at the end of the period to the number of additional shares that were expected to be earned. Such expense was recognized over the performance period.
     Beginning in 2003, the Company changed the vesting of Fixed Performance Awards such that the awards vest if, at the end of the performance period, at least the minimum performance level has been attained. To the extent that the award payout level attained is less than 100%, the difference between 100% and the award distributed, if any, will be forfeited. Compensation expense was measured by applying the market price of the Company’s stock at the end of the period to the number of awards expected to be earned.
     Upon the adoption of SFAS No. 123R, five of the performance share plans under the 1998 Incentive Plan were classified as liability based plans and as a result, the fair value of the outstanding shares at the end of each reporting period (under the five plans) is adjusted to the fair value of the underlying common stock and amortized to expense ratably over the vesting period until all shares are exercised, canceled or forfeited. All other performance share plans under the 1998 Incentive Plan were classified as equity based plans and the fair value of each award is the market price of the stock on the date of grant and is amortized to expense ratably over the vesting period. The stock-based compensation expense for any additional shares which may be earned is estimated on the grant date based on the market price of the stock at the date of grant. The number of shares expected to be earned will be adjusted, as necessary, to reflect the actual number of shares expected to be, and ultimately, awarded.
     The weighted-average fair value of performance share awards granted during the nine months ended September 30, 2004 was $18.57. No performance share awards were granted during the three months ended September 30, 2005 and 2004, or during the nine months ended September 30, 2005.
     A summary of the status of the Company’s nonvested performance share awards as of September 30, 2005 and changes during the nine months ended September 30, 2005 is presented below (in millions, except per share data):

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Nonvested performance share awards:
Nonvested at December 31, 2004	1.5	$13.23
Granted	—	—
Vested	(0.6)	$16.23
Forfeited	(0.1)	$13.70

Nonvested at September 30, 2005	0.8	$11.48

     As of September 30, 2005, there was approximately $18.4 million of total unrecognized compensation cost related to nonvested performance share awards. Such cost is expected to be recognized over a weighted-average period of 2.6 years. Total compensation expense for performance share awards was $5.1 million and $1.0 million for the three months ended September 30, 2005 and 2004, respectively, and $12.4 million and $4.7 million for the nine months ended September 30, 2005 and 2004, respectively. The Company’s practice is to issue new shares of common stock to satisfy performance share award vestings.
     Restricted Stock Awards
     Under the 1998 Incentive Plan, restricted stock awards are issued to attract and retain key Company executives. At the end of a three-year retention period, the award will vest and be distributed to the participant provided that the participant has been an employee of the Company or one of its wholly owned subsidiaries continuously throughout the retention period. Under APB No. 25, compensation expense was measured based on the market price of the stock at date of grant and was recognized on a straight-line basis over the performance period.
     Upon the adoption of SFAS No. 123R, one of the restricted stock plans under the 1998 Incentive Plan was classified as a liability based plan and as a result, the fair value of the outstanding shares at the end of each reporting period (under this plan) is adjusted to the fair value of the underlying common stock and amortized to expense ratably over the vesting period until all shares are exercised, canceled or forfeited. All other restricted stock plans under the 1998 Incentive Plan were classified as equity based plans and the fair value of each award is the market price of the stock on the date of grant and amortized to expense ratably over the vesting period.
     The weighted-average fair value of restricted stock awards granted during the three months ended September 30, 2005 and 2004 was $25.16 and $16.86, respectively. The weighted-average fair value of restricted stock awards granted during the nine months ended September 30, 2005 and 2004 was $24.68 and $17.70, respectively.
     A summary of the status of the Company’s nonvested restricted stock awards as of September 30, 2005 and changes during the nine months ended September 30, 2005 is presented below (in millions, except per share data):

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Nonvested restricted stock awards:
Nonvested at December 31, 2004	0.8	$17.80
Granted	0.1	$25.06
Vested	—	—
Forfeited	(0.1)	$16.62

Nonvested at September 30, 2005	0.8	$18.36

     As of September 30, 2005, there was approximately $7.6 million of total unrecognized compensation cost related to nonvested restricted stock awards. Such cost is expected to be recognized over a weighted-average period of 2.1 years. Total compensation expense for restricted stock awards was $1.0 million and $0.3 million for the three months ended September 30, 2005 and 2004, respectively, and $2.8 million and $1.2 million for the nine months ended September 30, 2005 and 2004, respectively.
     The total fair value of restricted stock awards vested and the resulting tax deductions to realize tax benefits were as follows (in millions):

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Fair Value of Restricted Stock Awards Vested	$5.3	$—	$5.5	$—
Realized Tax Benefits from Tax Deductions	$2.0	$—	$2.0	$—
     The Company’s practice is to issue new shares of common stock to satisfy restricted stock award vestings.
     Stock Appreciation Rights
     In 2003, the Company began awarding stock appreciation rights. Each recipient is given the “right” to receive a value equal to the future appreciation of the Company’s stock price. The value is paid in the Company’s stock. Stock appreciation rights vest in one-third increments beginning with the first anniversary date after the grant date.
     Prior to the adoption of SFAS No. 123R, compensation expense was measured by applying the increase in the market price of the Company’s stock at the end of the period to the number of awards.
     Upon the adoption of SFAS No. 123R, the compensation expense for awards granted prior to the adoption is the fair value on the date of grant, recognized over the vesting period. The fair value for these awards was determined using the same approach as that of the stock options granted. No stock appreciation rights were granted after June 30, 2005 following the adoption of SFAS No. 123R. For future stock appreciation right grants, the fair value of each stock appreciation right award will be estimated using the Black-Scholes-Merton valuation model and will follow the provisions of SFAS No. 123R and SAB No. 107. The Company will use historical data and other pertinent information to estimate the expected volatility for the term of the award and the outstanding period of the award for separate groups of employees that had similar historical exercise behavior. The risk free interest rate will be based on the U.S. Treasury yield curve in effect at the time of grant.

     The weighted-average fair value of stock appreciation rights granted during the nine months ended September 30, 2004 was $6.81. No stock appreciation rights were granted during the three months ended September 30, 2005 and 2004, or during the nine months ended September 30, 2005.
     Prior to the adoption of SFAS No. 123R, the fair value of a stock appreciation right was amortized to expense using the graded method. Upon the adoption of SFAS No. 123R, stock appreciation rights granted prior to the date of adoption will continue to be amortized to expense using the graded method. For stock appreciation rights granted after the date of adoption, the fair value will be amortized to expense ratably over the vesting period.
     A summary of stock appreciation rights activity for the nine months ended September 30, 2005 follows (in millions, except per share data):

		Weighted-
		Average
		Exercise Price
	Shares	per Share
Outstanding at December 31, 2004	1.0	$16.82
Granted	—	—
Exercised	—	$16.75
Forfeited	(0.1)	$16.76

Outstanding at September 30, 2005	0.9	$16.83

     The following table summarizes information about stock appreciation rights outstanding as of September 30, 2005 (in millions, except per share data and years):

	Stock Appreciation Rights Outstanding				Stock Appreciation Rights Exercisable
		Weighted-				Weighted-
		Average	Weighted-			Average	Weighted-
		Remaining	Average			Remaining	Average
Range of		Contractual	Exercise	Aggregate		Contractual	Exercise	Aggregate
Exercise Prices	Number	Term	Price Per	Intrinsic	Number	Life	Price Per	Intrinsic
Per Share	Outstanding	(in years)	Share	Value	Exercisable	(in years)	Share	Value
$16.43 - $18.57	0.9	5.19	$16.83	$9.4	0.3	5.19	$16.83	$3.0
     A summary of the status of the Company’s nonvested stock appreciation rights as of September 30, 2005 and changes during the nine months ended September 30, 2005 is presented below (in millions, except per share data):

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Nonvested stock appreciation rights:
Nonvested at December 31, 2004	0.7	$6.25
Granted	—	—
Vested	—	—
Forfeited	(0.1)	$6.23

Nonvested at September 30, 2005	0.6	$6.25

     As of September 30, 2005, there was approximately $1.0 million of unrecognized compensation cost related to nonvested stock appreciation rights. Such cost is expected to be recognized over a weighted-average period of 1.3 years. Total compensation expense (income) for stock appreciation rights was $0.4 million and $(0.5) million for the three months ended September 30, 2005 and 2004, respectively, and $0.9 million and zero for the nine months ended September 30, 2005 and 2004, respectively. The Company’s practice is to issue new shares of common stock to satisfy stock appreciation rights exercises.

     3. Reportable Business Segments:
     The Company operates in four reportable business segments of the heating, ventilation, air conditioning and refrigeration (“HVACR”) markets: Residential Heating & Cooling, Commercial Heating & Cooling, Service Experts and Refrigeration. The Company’s management uses segment profit (loss) as the primary measure of profitability to evaluate operating performance and to allocate capital resources. The Company defines segment profit (loss) as a segment’s net earnings before other expense (income), interest expense, goodwill impairment, restructuring charge, (gains) losses and other expense, net and income taxes.
     Net sales and segment profit (loss) by business segment, along with a reconciliation of segment profit (loss) to net earnings (loss) for the three months and nine months ended September 30, 2005 and 2004 are shown below (in millions):

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net Sales
Residential	$464.9	$362.1	$1,242.3	$1,087.0
Commercial	191.9	165.9	489.3	425.7

Heating & Cooling	656.8	528.0	1,731.6	1,512.7
Service Experts	171.8	151.3	475.5	457.8
Refrigeration	119.6	112.3	348.4	329.5
Eliminations	(20.7)	(19.7)	(59.9)	(58.7)

	$927.5	$771.9	$2,495.6	$2,241.3

Segment Profit (Loss)
Residential	$67.0	$44.8	$153.9	$132.5
Commercial	26.8	20.0	46.8	38.1

Heating & Cooling	93.8	64.8	200.7	170.6
Service Experts	7.9	(1.2)	10.8	(3.2)
Refrigeration	12.0	11.3	31.0	31.6
Corporate and other	(28.5)	(26.5)	(70.7)	(64.3)
Eliminations	—	0.9	—	0.1

Segment Profit	85.2	49.3	171.8	134.8
Reconciliation to income (loss) from continuing operations before income taxes:
(Gains), losses and other expense, net	0.1	—	(8.6)	—
Restructuring charge	0.2	—	2.4	—
Goodwill impairment	—	—	—	208.3
Interest expense, net	4.3	6.1	14.4	22.5
Other expense (income)	3.5	(0.2)	3.0	(0.7)

	$77.1	$43.4	$160.6	$(95.3)

     Total assets by business segment as of September 30, 2005 and December 31, 2004 are shown below (in millions):

	As of	As of
	September 30,	December 31,
	2005	2004
Total Assets
Residential	$600.0	$512.0
Commercial	268.7	244.0

Heating & Cooling	868.7	756.0
Service Experts	194.9	187.8
Refrigeration	317.9	323.9
Corporate and other	371.8	258.2
Eliminations	(14.3)	(12.4)

Segment Assets	1,739.0	1,513.5
Discontinued Operations (Note 9)	0.1	5.1

	$1,739.1	$1,518.6

4. Inventories:
     Components of inventories are as follows (in millions):

	As of	As of
	September 30,	December 31,
	2005	2004
Finished goods	$182.7	$174.1
Repair parts	38.3	38.5
Work in process	9.8	9.2
Raw materials	80.6	71.4

	311.4	293.2
Excess of current cost over last-in, first-out cost	(57.4)	(46.0)

	$254.0	$247.2

     LIFO (last in, first out) inventory liquidations did not have a material impact on gross margins during the three months and nine months ended September 30, 2005 and 2004.
5. Shipping and Handling:
     Shipping and handling costs related to post-production activities are included as part of Selling, General and Administrative Expense in the accompanying Consolidated Statements of Operations in the following amounts (in millions):

For the		For the
Three Months Ended		Nine Months Ended
September 30,		September 30,
2005	2004	2005	2004
$42.6	$35.4	$115.2	$104.2
6. Warranties:
     The changes in the carrying amount of the Company’s total warranty liabilities for the nine months ended September 30, 2005 are as follows (in millions):

Total warranty liability at December 31, 2004	$71.0
Payments made in 2005	(20.7)
Changes resulting from issuance of new warranties	21.4
Changes in estimates associated with pre-existing warranties	3.9

Total warranty liability at September 30, 2005	$75.6

     The change in warranty liability that resulted from changes in estimates of warranties issued prior to 2005 was primarily due to revaluing warranty reserves based on higher material input costs and increased labor allowances on the Company’s CompleteHeat® product line, which was discontinued in the second quarter of 2004.
7. Cash, Lines of Credit and Financing Arrangements:
     The Company has bank lines of credit aggregating $431.8 million, of which $2.5 million was borrowed and outstanding and $91.8 million was committed to standby letters of credit at September 30, 2005. Of the remaining $337.5 million, the entire amount was available for future borrowings after consideration of covenant limitations. Included in the lines of credit are several regional facilities and a multi-currency facility governed by agreements between the Company and a syndicate of banks. In July 2005, the Company amended and restated its revolving credit facility to, among other things, increase the borrowing capacity from $225 million to $400 million and extend the maturity date from September 2006 to July 2010. The facility contains certain financial covenants and bears interest at a rate equal to, at the Company’s option, either (a) the greater of the bank’s prime rate or the federal funds rate plus 0.5%, or (b) the London Interbank Offered Rate plus a margin equal to 0.475% to 1.20%, depending upon the ratio of total funded debt-to-adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”), as defined in the facility. The Company pays a facility fee, depending upon the ratio of total funded debt to Adjusted EBITDA, equal to 0.15% to 0.30% of the capacity. The facility includes restrictive covenants that limit the Company’s ability to incur additional indebtedness, encumber its assets, sell its assets and make certain payments, including amounts for share repurchases and dividends. The Company’s facility and promissory notes are secured by the stock of the Company’s major subsidiaries. The facility requires that LII annually and quarterly deliver financial statements, as well as compliance certificates, to the banks within specified time periods. LII believes that cash flow from operations, as well as available borrowings under its revolving credit facility, will be sufficient to fund its operations for the foreseeable future.
     The Company has included in Cash and Cash Equivalents in the accompanying unaudited Consolidated Balance Sheet as of September 30, 2005, $32.4 million of restricted cash primarily related to routine lockbox collections and letters of credit issued with respect to the operations of its captive insurance subsidiary, which expire on December 30, 2005.
     On September 7, 2005, the Company called for redemption all of its outstanding 6.25% convertible subordinated notes due 2009 (“Convertible Notes”) on October 7, 2005. The redemption price was 103.571% of the principal amount. As of September 7, 2005, there was $143.75 million aggregate principal amount of Convertible Notes outstanding, which could be converted into the Company’s common stock at a rate of 55.2868 shares of common stock per $1,000 principal amount of Convertible Notes at any time before the close of business on the business day prior to the redemption date. As of September 30, 2005, holders of approximately $40.7 million in Convertible Notes converted them into approximately 2.2 million shares of common stock. As of October 6, 2005, all of the holders of the Convertible Notes had converted the Convertible Notes into an aggregate of approximately 7.9 million shares of common stock. As a result, the $103.05 million in Convertible Notes outstanding as of September 30, 2005 is included in Current Maturities of Long-Term Debt in the accompanying unaudited Consolidated Balance Sheet as of September 30, 2005.
8. Accounts and Notes Receivable:
     Accounts and Notes Receivable are shown in the accompanying Consolidated Balance Sheets, net of allowance for doubtful accounts of $19.9 million and $18.5 million as of September 30, 2005 and December 31, 2004, respectively. In addition, approximately $307.5 million of accounts receivable, as reported in the accompanying unaudited Consolidated Balance Sheet as of September 30, 2005, represent retained interests in securitized receivables that have restricted disposition rights per the terms of the asset securitization agreement and may not be available to satisfy obligations to creditors. The Company has no significant concentration of credit risk within its accounts and notes receivable.
9. Divestitures:
     Outokumpu Joint Venture Sale
     On June 7, 2005, the Company completed the sale of its 45% interest in its heat transfer joint venture to Outokumpu Copper Products OY of Finland (Outokumpu) for $39.3 million and the Company recorded a pre-tax gain of $9.3 million which is included in (Gains), Losses and Other Expenses, Net in the accompanying Consolidated Statements of Operations. In connection with the sale, the Company entered into an agreement with Outokumpu related to joint remediation of certain existing environmental matters. In conjunction with the new agreement, the Company updated its estimate of its portion of the on-going remediation costs and recorded expenses of $2.2 million for the nine months ended September 30, 2005.
     Service Experts
     In the first fiscal quarter of 2004, the Company’s Board of Directors approved a turnaround plan designed to improve the performance of its Service Experts business segment. The plan realigns Service Experts’ dealer service centers to focus on service and replacement opportunities in the residential and light commercial markets. The Company identified approximately 130 centers, whose primary business is residential and light commercial service and replacement, to comprise the ongoing Service Experts business segment. As of December 31, 2004, the Company had divested the remaining 48 centers. The operating results of the 48 centers that are no longer a part of Service Experts are classified as a Discontinued Operation in the accompanying Consolidated Statements of Operations. The related assets and liabilities for these centers are classified as Assets Held for Sale and Liabilities Held For Sale in the accompanying Consolidated Balance Sheets.

     A summary of net trade sales, pre-tax operating results and pre-tax loss on disposal of assets for the three months and nine months ended September 30, 2005 and 2004, and the major classes of assets and liabilities presented as held for sale at September 30, 2005 and December 31, 2004, are detailed below (in millions):

	Discontinued		Discontinued
	Operations for the		Operations for the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net trade sales	$—	$51.0	$0.2	$191.0
Pre-tax loss operating results	$(0.1)	$(6.5)	$(1.9)	$(29.6)
Pre-tax loss on disposal of centers	$—	$(4.7)	$(0.1)	$(5.3)

	September 30, 2005	December 31, 2004
Current assets	$0.1	$5.1
Non-current assets	—	—

Total assets	$0.1	$5.1

Current liabilities	$1.1	$3.7

     The following table details the Company’s pre-tax loss from discontinued operations for the three months and nine months ended September 30, 2005 and 2004, and the cumulative amount incurred through September 30, 2005 (in millions):

			Cumulative
	Three Months	Three Months	Incurred
	Ended	Ended	through
	September 30,	September 30,	September 30,
	2005	2004	2005
Goodwill impairment	$—	$—	$14.8
Impairment of property, plant and equipment	—	—	3.1
Operating loss	—	4.7	14.9
Other divestiture costs	0.1	1.8	8.0

Subtotal	0.1	6.5	40.8
Loss on disposal of centers	—	4.7	15.0

Total loss from discontinued operations	$0.1	$11.2	$55.8

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2004
Goodwill impairment	$—	$13.3
Impairment of property, plant and equipment	—	3.1
Operating loss	—	10.2
Other divestiture costs	1.9	3.0

Subtotal	1.9	29.6
Loss on disposal of centers	0.1	5.3

Total loss from discontinued operations	$2.0	$34.9

     The income tax benefit on discontinued operations was $0.1 million and $2.0 million for the three months ended September 30, 2005 and September 30, 2004, respectively. The income tax benefit on discontinued operations was $0.7 million and $6.8 million for the nine months ended September 30, 2005 and 2004, respectively. The income tax benefit on discontinued operations for the nine months ended September 30, 2004 of $6.8 million includes a $1.5 million tax benefit related to goodwill impairment. Through September 30, 2005, proceeds from the sale of these centers totaled $25.9 million.
10. Earnings per Share:
     Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net income, adjusted for the interest expense and amortization of deferred financing costs associated with the Company’s Convertible Notes, by the sum of the weighted-average number of shares and the number of equivalent shares assumed outstanding, if dilutive, under the Company’s stock-based compensation plans and Convertible Notes. Emerging Issues Task Force Issue 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” requires that contingently convertible debt securities with a market price trigger be included in diluted earnings per share, if they are dilutive, regardless of whether the market price trigger has been met. As of September 30, 2005, the number of shares attributable to Convertible Notes was 5,699,890. As of September 30, 2005, the Company had 65,129,525 shares outstanding and 3,183,631 shares held as treasury shares. Diluted earnings per share are computed as follows (in millions, except per share data):

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income (loss)	$48.8	$18.9	$100.0	$(141.4)

Add: after-tax interest expense and amortization of deferred financing costs on Convertible Notes	1.5	1.6	4.6	—

Net income (loss) as adjusted	$50.3	$20.5	$104.6	$(141.4)

Weighted-average shares outstanding	62.9	60.1	62.1	59.9
Effect of diluted securities attributable to stock options and performance share awards	3.7	2.3	3.2	—
Effect of diluted securities attributable to Convertible Notes	7.6	7.9	7.8	—

Weighted-average shares outstanding, as adjusted	74.2	70.3	73.1	59.9

Diluted earnings (loss) per share	$0.68	$0.29	$1.43	$(2.36)

     Additionally, options to purchase 140,959 shares of common stock at prices ranging from $24.90 to $49.63 per share and 1,266,959 shares of common stock at prices ranging from $17.00 to $49.63 per share were outstanding for the periods ended September 30, 2005 and 2004, respectively, but were not included in the diluted earnings per share calculation because the assumed exercise of such options would have been anti-dilutive. Similarly, for the nine months ended September 30, 2004, all potentially dilutive securities, including 7,947,478 shares attributable to Convertible Notes, were excluded because their effects were anti-dilutive for that period.
11. Comprehensive Income (Loss):
     Comprehensive income (loss) is computed as follows (in millions):

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income (loss)	$48.8	$18.9	$100.0	$(141.4)
Foreign currency translation adjustments	17.6	9.9	(4.2)	0.1
Cash flow hedges	6.1	2.1	2.4	1.7
Minimum pension liability	(0.2)	(0.5)	1.1	(0.3)
Unrealized gain on investments	—	(0.6)	—	(1.9)

Total comprehensive income (loss)	$72.3	$29.8	$99.3	$(141.8)

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

     The changes in the carrying amount of goodwill related to continuing operations for the nine months ended September 30, 2005, in total and by segment, are as follows (in millions):

	Balance			Balance
	December 31,	Goodwill	Foreign Currency	September 30,
Segment	2004	Impairment	Translation & Other	2005
Residential	$26.1	$—	$—	$26.1
Commercial	30.7	—	(2.2)	28.5

Heating & Cooling	56.8	—	(2.2)	54.6
Service Experts	95.7	—	2.6	98.3
Refrigeration	72.9	—	(0.2)	72.7

Total	$225.4	$—	$0.2	$225.6

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

Three months ended September 30	Pension Benefits		Other Benefits
(in millions)	2005	2004	2005	2004
Service cost	$1.8	$1.7	$0.3	$0.3
Interest cost	3.6	3.1	0.4	0.5
Expected return on plan assets	(3.7)	(3.5)	—	—
Amortization of prior service cost	0.2	0.2	(0.1)	(0.1)
Amortization of net loss	0.9	0.5	0.2	0.2

Net periodic benefit cost	$2.8	$2.0	$0.8	$0.9

Nine months ended September 30	Pension Benefits		Other Benefits
(in millions)	2005	2004	2005	2004
Service cost	$5.3	$4.7	$0.9	$0.8
Interest cost	10.2	9.1	1.2	1.3
Expected return on plan assets	(10.5)	(10.1)	—	—
Amortization of prior service cost	0.8	0.8	(0.4)	(0.3)
Amortization of net loss	2.5	1.7	0.8	0.6

Net periodic benefit cost	$8.3	$6.2	$2.5	$2.4

     In the third quarter of 2005, the Company made $5.5 million in contributions to its pension plans, which included $4.8 million of voluntary pension contributions. The total contributions made in 2005 to the pension plans through the third quarter of 2005 were $7.0 million. As of September 30, 2005, the Company expects fourth quarter 2005 minimum contributions to its pension plans to be $0.7 million. The Company will continue to evaluate additional voluntary pension contributions through the end of 2005.
     In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”) was signed into law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In January 2004, Financial Accounting Standards Board Staff Position No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“SFAS No. 106”) was issued which permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act. The Company has elected not to reflect the changes in the Act as the effects of the Act are not a significant event that calls for remeasurement under SFAS No. 106. Therefore, the accumulated postretirement benefit obligation and net postretirement benefit costs in the accompanying consolidated financial statements and above disclosure do not reflect the effects of the Act on the Company’s plans.
14. Investments in Affiliates:
     For its investments in joint ventures, the Company records its equity in the earnings of the joint ventures as a component of Selling, General and Administrative Expense in the accompanying Consolidated Statements of Operations. The Company recorded $11.9 million and $9.0 million of equity in earnings of its affiliates for the nine months ended September 30, 2005 and 2004, respectively.

     The Company owns a 20% common stock ownership interest in Kulthorn Kirby Public Company Limited, a Thailand company engaged in the manufacture of compressors for refrigeration applications. The Company previously accounted for its investment in Kulthorn Kirby Public Company Limited as a marketable equity security investment. In October 2004, the Company purchased an additional 1.3% common stock interest for $1.5 million. The Company has adjusted prior years’ information to reflect the change to equity accounting. The change increased earnings of affiliates by $0.1 million and $1.4 million for the three months and the nine months ended September 30, 2004, respectively.
     The carrying amount of investments in affiliates as of September 30, 2005 and December 31, 2004 was $44.6 million and $63.0 million, respectively, and is included in long-term Other Assets in the accompanying Consolidated Balance Sheets. The decrease in the investment in affiliates from December 31, 2004 to September 30, 2005 was primarily due to the sale of the Company’s 45% interest in its heat transfer joint venture to Outokumpu Copper Products OY of Finland. See Note 9 - Divestitures.
15. Contingencies:
     The Company is involved in various claims and lawsuits incidental to its business. In addition, the Company and its subsidiary Heatcraft Inc. have been named in four lawsuits in connection with its former heat transfer operations. The lawsuits allege personal injury resulting from alleged emissions of trichloroethylene, dichloroethylene and vinyl chloride and other unspecified emissions from the South Plant in Grenada, Mississippi, previously owned by Heatcraft Inc. It is not possible to predict with certainty the outcome of these matters. Based on present knowledge, management believes that it is unlikely that resolution of these matters will result in a material liability for the Company; however, the Company anticipates the future legal fees in defense of these matters could be significant. As of September 30, 2005, no accrual had been made for these matters.
16. Lennox Hearth Products — Burlington Plant Closure:
     Due to competitive cost pressures, on April 4, 2005, Lennox Hearth Products Inc., a subsidiary of the Company, commenced plans to relocate its Whitfield pellet stove and Lennox cast iron product lines from Burlington, Washington to a third party production facility in Juarez, Mexico, discontinue its existing steel wood stove line manufactured in Burlington, and close the Burlington facility. These actions were substantially complete as of September 30, 2005. In connection with the plant closure, the Company recorded pre-tax restructuring-related charges of $0.2 million and $2.4 million for the three months and nine months ended September 30, 2005, respectively, which are included in Restructuring Charge in the accompanying Consolidated Statements of Operations. As of September 30, 2005, the Company had $1.1 million in restructuring reserves related to the Burlington plant closure, which are included in Accrued Expenses in the accompanying unaudited Consolidated Balance Sheet as of September 30, 2005. The Company expects that these actions will reduce costs and enhance profitability.
17. Stock Repurchase Program:
     On September 19, 2005, LII announced its Board of Directors had authorized a stock repurchase program, pursuant to which the Company may repurchase up to ten million shares of its common stock and had terminated a prior repurchase program that was announced November 2, 1999. Purchases under the stock repurchase program will be made on an open-market basis at prevailing market prices. The timing of any repurchases will depend on market conditions, the market price of LII’s common stock and management’s assessment of the Company’s liquidity needs and investment requirements and opportunities. No time limit was set for completion of the program and there is no guarantee as to the exact number of shares that will be repurchased. Because the Company had not released earnings for the third quarter of 2005, LII had not initiated any repurchases of its common stock as of September 30, 2005.
18. Subsequent Event:
     As discussed in Note 7 – Cash, Lines of Credit and Financing Arrangements, on September 7, 2005, the Company called for redemption all of its Convertible Notes on October 7, 2005. The redemption price was 103.571% of the principal amount. As of September 7, 2005, there was $143.75 million aggregate principal amount of Convertible Notes outstanding, which could be converted into the Company’s common stock at a rate of 55.2868 shares of common stock per $1,000 principal amount of Convertible Notes at any time before the close of business on the business day prior to the redemption date. As of September 30, 2005, holders of approximately $40.7 million in Convertible Notes converted them into approximately 2.2 million shares of common stock. As of October 6,

2005, all of the holders of the Convertible Notes had converted the Convertible Notes into an aggregate of approximately 7.9 million shares of common stock. As a result, the $103.05 million in Convertible Notes outstanding as of September 30, 2005 is included in Current Maturities of Long-Term Debt in the accompanying unaudited Consolidated Balance Sheet as of September 30, 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
     Lennox International Inc. (“LII” or the “Company”) participates in four reportable business segments of the heating, ventilation, air conditioning and refrigeration (“HVACR”) industry. The first reportable segment is Residential Heating & Cooling, in which LII manufactures and markets a full line of heating, air conditioning and hearth products for the residential replacement and new construction markets in the United States and Canada. The second reportable segment is Commercial Heating & Cooling, in which LII manufactures and sells primarily rooftop products and related equipment for light commercial applications in the United States and primarily rooftop products, chillers and air handlers in Europe. Combined, the Residential Heating & Cooling and Commercial Heating & Cooling segments form LII’s Heating & Cooling business. The third reportable segment is Service Experts, which includes sales and installation of, and maintenance and repair services for, HVAC equipment. The fourth reportable segment is Refrigeration, in which LII manufactures and sells unit coolers, condensing units and other commercial refrigeration products.
     Improving the performance of the Service Experts business segment remains a top priority of LII’s management. In the first fiscal quarter of 2004, LII’s Board of Directors approved a turnaround plan designed to improve the performance of its Service Experts business segment. The plan realigns Service Experts’ dealer service centers to focus on service and replacement opportunities in the residential and light commercial markets. LII identified approximately 130 centers, whose primary business is residential and light commercial service and replacement, to comprise the ongoing Service Experts business segment. As of December 31, 2004, LII had divested the remaining 48 centers. The operating results of the 48 centers that are no longer a part of Service Experts are classified as a Discontinued Operation. See “Results of Operations – Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004 – Loss from Discontinued Operations” and “ – Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004 – Loss from Discontinued Operations” for more detail regarding Service Experts’ discontinued operations.
     Initiatives within the Service Experts business segment in 2005 include increasing focus on revenue generating activities and continuing to strengthen the leadership at Service Experts through its general manager development program. This general manager development program graduated its first class in the latter part of 2004 and its second class during the first quarter of 2005. These general managers have assumed leadership positions at dealer service centers. A third class commenced during the third quarter of 2005 and will graduate during the fourth quarter of 2005.
     During the first quarter of 2004, LII evaluated the impairment of goodwill under the guidance of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), and determined that the carrying value of Service Experts’ goodwill exceeded its fair value. As a result, LII recorded a pre-tax, non-cash charge of $208.3 million for the nine months ended September 30, 2004 in the Company’s Service Experts business segment. The impairment charge was driven primarily by lower than expected operating results as well as the turnaround plan discussed above. The tax benefit of this charge was $23.2 million. The $208.3 million pre-tax goodwill impairment charge is included in LII’s Loss from Continuing Operations for the nine months ended September 30, 2004, in the accompanying Consolidated Statements of Operations. Subsequent to the recognition of the $208.3 million goodwill impairment under SFAS No. 142 and as part of the realignment of service centers discussed above, LII also recognized $13.3 million in pre-tax goodwill impairment included in its $29.6 million pre-tax loss on discontinued operations under Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), resulting in a total pre-tax goodwill impairment charge of $221.6 million for the nine months ended September 30, 2004. During the first quarter of 2005, LII performed its annual goodwill impairment test and determined that no further goodwill impairment was necessary.
     Due to competitive cost pressures, on April 4, 2005, Lennox Hearth Products Inc., a subsidiary of the Company, commenced plans to relocate its Whitfield pellet stove and Lennox cast iron stove product lines from Burlington, Washington to a third party production facility in Juarez, Mexico, discontinue its existing steel wood stove line manufactured in Burlington and close the Burlington facility. Although these actions were substantially complete as of September 30, 2005, the Company anticipates additional expenses during the fourth quarter of 2005, which are not expected to be material. In connection with the plant closure, the Company recorded pre-tax restructuring-related charges of $2.4 million for the nine months ended September 30, 2005, which are included in Restructuring Charge in the accompanying Consolidated Statements of Operations. The tax benefit of this charge was $0.8 million.

     On June 7, 2005, the Company completed the previously announced sale of its 45% interest in its heat transfer joint venture to Outokumpu Copper Products OY of Finland (Outokumpu) for $39.3 million and the Company recorded a pre-tax gain of $9.3 million for the nine months ended September 30, 2005, which is included in (Gains), Losses and Other Expenses, Net in the accompanying Consolidated Statements of Operations. The income tax provision on this gain was $2.3 million. In connection with the sale, the Company entered into an agreement with Outokumpu related to joint remediation of certain existing environmental matters. In conjunction with the new agreement, the Company updated its estimate of its portion of the on-going remediation costs and recorded pre-tax expenses of $2.2 million for the nine months ended September 30, 2005. The income tax benefit of the remediation expenses was $0.8 million.
     On September 7, 2005, the Company called for redemption all of its outstanding 6.25% convertible subordinated notes due 2009 (“Convertible Notes”) on October 7, 2005. The redemption price was 103.571% of the principal amount, plus accrued and unpaid interest to the redemption date. As of September 7, 2005, there was $143.75 million aggregate principal amount of Convertible Notes outstanding, which could be converted into the Company’s common stock at a rate of 55.2868 shares of common stock per $1,000 principal amount of Convertible Notes at anytime before the close of business on the business day prior to the redemption date. As of September 30, 2005, holders of approximately $40.7 million in Convertible Notes converted them into approximately 2.2 million shares of common stock. As of October 6, 2005, all of the holders of the Convertible Notes had converted the Convertible Notes into an aggregate of approximately 7.9 million shares of common stock.
     On September 19, 2005, LII announced its Board of Directors had authorized a stock repurchase program, pursuant to which the Company may repurchase up to ten million shares of its common stock and had terminated a prior repurchase program that was announced November 2, 1999. Purchases under the stock repurchase program will be made on an open-market basis at prevailing market prices. The timing of any repurchases will depend on market conditions, the market price of LII’s common stock and management’s assessment of the company’s liquidity needs and investment requirements and opportunities. No time limit was set for completion of the program and there is no guarantee as to the exact number of shares that will be repurchased. Because the Company had not released earnings for the third quarter of 2005, LII had not initiated any repurchases of its common stock as of September 30, 2005.
     On October 6, 2005, Lennox Industries Inc. (“Industries”), a subsidiary of the Company, announced that it ratified a collective bargaining agreement with The International Union United Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”) Local 893, Unit 11 with respect to Industries’ Marshalltown, Iowa manufacturing facility. The previous collective bargaining agreement between Industries and the UAW expired by its terms on October 31, 2004. Although the agreement expired, the employees at the Marshalltown facility continued to work under its terms. Industries’ Marshalltown facility is a major manufacturer of residential air conditioning and heating equipment.
     As permitted by the standard, LII adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”) early, using the modified-prospective-transition method as of July 1, 2005. The cumulative effect of the change in accounting principle related to the adoption of SFAS No. 123R was after-tax income of $0.2 million for the nine months ended September 30, 2005. Under the standard, companies are required to recognize compensation cost for share-based compensation issued to or purchased by employees, net of estimated forfeitures, under stock-based compensation plans using a fair-value-based method effective not later than January 1, 2006. For more information, see Note 2 — Stock-Based Compensation in the Notes to Consolidated Financial Statements.
     On April 2, 2004 the Department of Energy announced that it will enforce a 13 seasonal energy efficiency rating or “SEER” standard for residential central air conditioners. This standard, which will apply to central air conditioners manufactured after January 23, 2006, increases by 30 percent the minimum SEER standard that applies to models produced currently. Although this new standard creates several engineering, manufacturing and marketing challenges for the Company, the Company anticipates it will meet the new regulation by January 23, 2006. Air-conditioning products with ratings lower than 13 SEER manufactured prior to January 23, 2006 can continue to be sold legally after such date. It is possible that quantities of lower than 13 SEER product may remain in the distribution pipeline after January 23, 2006 and this may have an adverse effect on operating results during the 2006 cooling season. However, management is unable to predict the extent to which this may occur. The Company is also using the new standard as an opportunity to redesign its entire line of cooling products to standardize product platforms across its brands and to integrate other improvements in its products. For the nine months ended September 30, 2005, expenditures for property, plant and equipment (“Capital Spending”) of $42.0 million were driven in part by expenditures in connection with this redesign effort. The Company expects additional Capital Spending related to this redesign effort to occur in the fourth quarter of 2005 and/or early in 2006. The Company doesn’t expect any delays in Capital Spending to threaten the Company’s ability to meet the January 23, 2006 deadline. Capital Spending in 2005 is dependent upon the actual timing mentioned above and is estimated to be less than $80 million.

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
     The principal components of cost of goods sold in LII’s manufacturing operations are component costs, raw materials, factory overhead, labor and estimated costs of warranty expense. In LII’s Service Experts segment, the principal components of cost of goods sold are equipment, parts and supplies and labor. The principal raw materials used in LII’s manufacturing processes are steel, copper and aluminum. Higher prices for these commodities and related components continue to present a challenge to LII. Commodity prices and related component costs in LII’s manufacturing businesses increased by approximately $54 million for the nine months ended September 30, 2005 compared to the same period in 2004. LII is mitigating the impact of higher commodity prices in 2005 through a combination of price increases, hedging programs, improved production efficiency and cost reduction initiatives. Warranty expense is estimated based on historical trends and other factors.
     LII’s fiscal year ends on December 31 and its interim fiscal quarters are each comprised of 13 weeks. For convenience, throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the 13-week periods comprising each fiscal quarter are denoted by the last day of the calendar quarter.
Results of Operations
     The following table sets forth, as a percentage of net sales, LII’s statements of operations data for the three months and nine months ended September 30, 2005 and 2004:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	66.0	66.5	66.7	66.1

Gross profit	34.0	33.5	33.3	33.9
Selling, general and administrative expense	24.8	27.1	26.4	27.9
(Gains), losses and other expenses, net	—	—	(0.3)	—
Restructuring charge	—	—	0.1	—
Goodwill impairment	—	—	—	9.3

Operational income (loss) from continuing operations	9.2	6.4	7.1	(3.3)
Interest expense, net	0.5	0.8	0.6	1.0
Other expense	0.4	—	0.1	—

Income (loss) from continuing operations before income taxes and cumulative effect of accounting change	8.3	5.6	6.4	(4.3)
Provision for income taxes	3.0	2.0	2.3	0.8

Income (loss) from continuing operations before cumulative effect of accounting change	5.3	3.6	4.1	(5.1)

Cumulative effect of accounting change, net	—	—	—	—

Income (loss) from continuing operations	5.3	3.6	4.1	(5.1)

Discontinued operations:
Loss from operations of discontinued operations	—	0.8	0.1	1.3
Income tax benefit	—	(0.2)	—	(0.3)
Loss on disposal of discontinued operations	—	0.6	—	0.2
Income tax benefit	—	—	—	—

Loss from discontinued operations	—	1.2	0.1	1.2

Net income (loss)	5.3%	2.4%	4.0%	(6.3)%

     The following table sets forth net sales by business segment and geographic market (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005		2004		2005		2004
	Amount	%	Amount	%	Amount	%	Amount	%
Business Segment:
Residential	$464.9	50.1%	$362.1	46.9%	$1,242.3	49.8%	$1,087.0	48.5%
Commercial	191.9	20.7	165.9	21.5	489.3	19.6	425.7	19.0

Heating & Cooling	656.8	70.8	528.0	68.4	1,731.6	69.4	1,512.7	67.5
Service Experts	171.8	18.5	151.3	19.6	475.5	19.1	457.8	20.4
Refrigeration	119.6	12.9	112.3	14.5	348.4	14.0	329.5	14.7
Eliminations	(20.7)	(2.2)	(19.7)	(2.5)	(59.9)	(2.5)	(58.7)	(2.6)

Total net sales	$927.5	100.0%	$771.9	100.0%	$2,495.6	100.0%	$2,241.3	100.0%

Geographic Market:
U.S	$726.0	78.3%	$583.5	75.6%	$1,936.0	77.8%	$1,714.4	76.5%
International	201.5	21.7	188.4	24.4	559.6	22.2	526.9	23.5

Total net sales	$927.5	100.0%	$771.9	100.0%	$2,495.6	100.0%	$2,241.3	100.0%

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004
Net Sales
     Net sales increased $155.6 million, or 20.2%, to $927.5 million for the three months ended September 30, 2005 from $771.9 million for the comparable period in 2004. Excluding the favorable impact of foreign currency translation, net sales increased $145.1 million, or 18.8%, compared to the same period in 2004. Net sales increases were achieved by all of the Company’s business segments for the three months ended September 30, 2005, compared to the three months ended September 30, 2004.
     Net sales in the Residential Heating & Cooling business segment increased $102.8 million, or 28.4%, to $464.9 million for the three months ended September 30, 2005 from $362.1 million for the three months ended September 30, 2004. Excluding the favorable impact of foreign currency translation, net sales increased $98.2 million, or 27.1%, compared to the three months ended September 30, 2004. All units within the segment achieved net sales increases, led by strong sales of HVAC equipment. LII’s Residential Heating & Cooling businesses also benefited from favorable weather during the third quarter of 2005 as well as price increases in response to higher commodity prices. According to the National Oceanic and Atmospheric Administration’s Climate Prediction Center, total U.S. cooling degree days in the third quarter of 2005, on a population-weighted basis, were 22% above normal and 26% above the same quarter in 2004.
     Net sales in the Commercial Heating & Cooling business segment increased $26.0 million, or 15.7%, to $191.9 million for the three months ended September 30, 2005, compared to the three months ended September 30, 2004. There was no material impact of foreign currency translation on net sales for the three months ended September 30, 2005 compared to the three months ended September 30, 2004. The increase in net sales was due primarily to strong domestic sales growth driven by an increase in sales to national accounts and to commercial mechanical contractors, and price increases in response to higher commodity prices. Despite the overall increase, net sales in the Company’s European operations for the three months ended September 30, 2005 were lower compared to the same period in 2004 due primarily to poor market conditions.
     Net sales in the Service Experts business segment increased $20.5 million, or 13.5%, to $171.8 million for the three months ended September 30, 2005 from $151.3 million for the three months ended September 30, 2004. Excluding the favorable impact of foreign currency translation, net sales increased $18.0 million, or 11.9%, compared to the three months ended September 30, 2004. The increase in net sales was due primarily to favorable weather during the cooling season.
     Refrigeration business segment net sales increased $7.3 million, or 6.5%, to $119.6 million for the three months ended September 30, 2005, compared to $112.3 million for the three months ended September 30, 2004. After excluding the favorable impact of foreign currency translation, net sales increased $3.4 million, or 3.0%, compared to the three months ended September 30, 2004. Net sales were higher in the Company’s North and South American operations due primarily to growth in original equipment manufacturer sales that service the supermarket, walk-in refrigeration and cold storage market segments, as well as price increases in response to higher commodity prices. Net sales were lower, after adjusting for the impact of foreign currency translation, in the Company’s Asia Pacific operations and flat in the Company’s European operations due to depressed market conditions.

Gross Profit
     Gross profit was $315.4 million for the three months ended September 30, 2005 compared to $258.4 million for the three months ended September 30, 2004, an increase of $57.0 million. Gross profit margin increased 0.5 percentage points from 33.5% for the three months ended September 30, 2004 to 34.0% for the three months ended September 30, 2005. Gross profit margin increased in all of the Company’s business segments. Although higher commodity prices were incurred by LII’s manufacturing businesses as commodity prices increased by approximately $15 million for the three months ended September 30, 2005, compared to the same period in 2004, LII was able to offset the higher commodity prices through price increases.
     LIFO (last in, first out) inventory liquidations did not have a material impact on gross profit margins. The Company’s gross profit margin may not be comparable to the gross profit margin of other entities because some entities include all of the costs related to their distribution network in cost of goods sold, whereas the Company excludes a portion of such costs from gross profit margin, including such costs in the Selling, General and Administrative Expense (“SG&A”) line item instead. For more information, see Note 5 — Shipping and Handling in the Notes to Consolidated Financial Statements.
Selling, General and Administrative Expense
     SG&A expenses were $230.2 million for the three months ended September 30, 2005, an increase of $21.1 million, or 10.1%, from $209.1 million for the three months ended September 30, 2004. The $21.1 million increase in SG&A expenses was due primarily to higher distribution, selling and marketing expenses of $17.3 million driven mostly by the higher sales volumes, higher expenses for short-term and long-term incentive compensation programs due to improved LII financial performance coupled with a higher LII common stock price, and unfavorable foreign currency translation (part of which is included in the higher distribution, selling and marketing expenses). SG&A for the three months ended September 30, 2004 included approximately $1 million of investigation costs related to the Service Experts operations. Additionally, Sarbanes-Oxley compliance costs were approximately $6 million lower for the three months ended September 30, 2005 compared to the same period in 2004. As a percentage of total net sales, SG&A expenses of 24.8% for the three months ended September 30, 2005 were down slightly from 27.1% in the same period in 2004. The Company has no significant concentration of credit risk among its diversified customer base.
Interest Expense, Net
     Interest expense, net, decreased $1.8 million from $6.1 million for the three months ended September 30, 2004 to $4.3 million for the three months ended September 30, 2005. The lower interest expense was due primarily to lower average debt levels and interest income earned on higher average cash and cash equivalents. As of September 30, 2005, total debt of $236.1 million was $83.2 million lower than total debt as of September 30, 2004. As discussed previously, as of the end of the third quarter of 2005, the principal amount of approximately $40.7 million in Convertible Notes was tendered for conversion. In addition, as of September 30, 2005, cash and cash equivalents of $176.2 million was $81.9 million higher than cash and cash equivalents as of September 30, 2004.
Other Expense (Income)
     Other expense (income) was $3.5 million for the three months ended September 30, 2005 and ($0.2) million for the three months ended September 30, 2004. The increase in other expense was due primarily to foreign currency exchange losses in connection with inter-company financing activities.
Provision for (Benefit from) Income Taxes
     The provision for income taxes on continuing operations was $28.5 million for the three months ended September 30, 2005, compared to $15.3 million for the three months ended September 30, 2004. The effective tax rate on continuing operations was 37.0% and 35.3% for the three months ended September 30, 2005 and September 30, 2004, respectively. These effective rates differ from the statutory federal rate of 35% principally due to state and local taxes, non-deductible expenses, foreign operating losses for which no tax benefits have been recognized and foreign taxes at rates other than 35%.
     The American Jobs Creation Act of 2004 (P.L. 108-357, the “AJCA”) was signed into law on October 22, 2004. The AJCA provides an opportunity to repatriate foreign earnings and claim an 85% dividend received deduction against the repatriated amount. The Company is evaluating the effects of the repatriation provision and expects to make a decision on implementation during the fourth quarter of 2005. As a result, the related range of income tax effects of such repatriation cannot be reasonably estimated at the time of issuance of the accompanying consolidated financial statements, and, as provided for in Financial Accounting Standards Board Staff Position No. 109-2 “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP No. 109-2”), no income tax expense related to the possible repatriation has been recorded as of September 30, 2005.
Cumulative Effect of Accounting Change, Net
     As discussed previously, effective July 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123R using the modified-prospective-transition method. The cumulative effect of change in accounting principle related to the adoption of SFAS No. 123R was after-tax income of $0.2 million for the three months ended September 30, 2005.
Loss from Discontinued Operations
     In the first fiscal quarter of 2004, the Company’s Board of Directors approved a turnaround plan designed to improve the performance of its Service Experts business segment. The plan realigns Service Experts’ dealer service centers to focus on service and replacement opportunities in the residential and light commercial markets. LII identified approximately 130 centers, whose primary business is residential and light commercial service and replacement, to comprise the ongoing Service Experts business segment. As of December 31, 2004, the Company had divested the remaining 48 centers.
     Under SFAS No. 144, the operating results of the 48 centers that are no longer a part of the Service Experts business segment for all periods presented are reported as Discontinued Operations in LII’s Consolidated Statements of Operations. The following table details the Company’s pre-tax loss from discontinued operations for the three months ended September 30, 2005 and 2004, as well as the cumulative pre-tax loss incurred through September 30, 2005 (in millions):

			Cumulative
	Three Months	Three Months	Incurred
	Ended	Ended	through
	September 30,	September 30,	September 30,
	2005	2004	2005
Goodwill impairment	$—	$—	$14.8
Impairment of property, plant and equipment	—	—	3.1
Operating loss	—	4.7	14.9
Other divestiture costs	0.1	1.8	8.0

Subtotal	0.1	6.5	40.8
Loss on disposal of centers	—	4.7	15.0

Total loss from discontinued operations	$0.1	$11.2	$55.8

     Any future additional expenses are not expected to be material. The income tax benefit on discontinued operations was $0.1 million and $2.0 million for the three months ended September 30, 2005 and September 30, 2004, respectively. Through September 30, 2005, cumulative proceeds from the sale of the 48 centers totaled $25.9 million.
Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004
Net Sales
     Net sales increased $254.3 million, or 11.3%, to $2,495.6 million for the nine months ended September 30, 2005 from $2,241.3 million for the same period in 2004. Excluding the favorable impact of foreign currency translation, net sales increased $222.9 million, or 9.9%, compared to the same period in 2004. Net sales were higher in all of the Company’s business segments for the nine months ended September 30, 2005, compared to the nine months ended September 30, 2004.
     Net sales in the Residential Heating & Cooling business segment increased $155.3 million, or 14.3%, to $1,242.3 million for the nine months ended September 30, 2005 from $1,087.0 million for the nine months ended September 30, 2004. Excluding the favorable impact of foreign currency translation, net sales increased $144.2 million, or 13.3%, compared to the nine months ended September 30, 2004. Net sales increases were achieved by all of the

Company’s major home comfort brands with net sales increases ranging from 5% to 15%. Net sales of the Company’s Lennox brand of heating, cooling and hearth products were particularly strong due in large part to price increases in response to higher commodity prices. Also, as discussed previously, LII’s Residential Heating & Cooling businesses benefited from favorable weather during the cooling season. Overall, LII’s Residential Heating & Cooling business segment outperformed the market. According to the Air-Conditioning and Refrigeration Institute, U.S. factory shipments of unitary air conditioners and heat pumps were up 8% January through September 2005, compared to the same period in 2004.
     Net sales in the Commercial Heating & Cooling business segment increased $63.6 million, or 14.9%, to $489.3 million for the nine months ended September 30, 2005, compared to the nine months ended September 30, 2004. After excluding the favorable impact of foreign currency translation, net sales increased $59.6 million, or 14.0%, compared to the nine months ended September 30, 2005. The increase in net sales was due primarily to strong domestic sales growth, particularly in sales to national accounts and to commercial mechanical contractors, and price increases in response to higher commodity prices. After excluding the favorable impact of foreign currency translation, net sales in the Company’s European operations for the nine months ended September 30, 2005 were lower compared to the same period in 2004 due primarily to poor market conditions.
     Net sales in the Service Experts business segment increased $17.7 million, or 3.9%, to $475.5 million for the nine months ended September 30, 2005 from $457.8 million for the nine months ended September 30, 2004. Net sales increased $11.3 million, or 2.5%, after excluding the favorable impact of foreign currency translation. The increase in net sales was due primarily to favorable weather during the cooling season.
     Refrigeration business segment net sales increased $18.9 million, or 5.7%, to $348.4 million for the nine months ended September 30, 2005, compared to $329.5 million for the nine months ended September 30, 2004. After excluding the impact of foreign currency translation, net sales increased $7.8 million, or 2.4%, for the nine months ended September 30, 2005, compared to the same period in 2004. North and South America had higher net sales due primarily to growth in original equipment manufacturer sales that service the supermarket, walk-in refrigeration and cold storage market segments, as well as price increases in response to higher commodity prices. Net sales were lower, after excluding the favorable impact of foreign currency translation, in the Company’s European and Asia Pacific operations due to depressed market conditions.
Gross Profit
     Gross profit was $831.2 million for the nine months ended September 30, 2005, compared to $759.3 million for the nine months ended September 30, 2004, an increase of $71.9 million. Gross profit margin declined to 33.3% for the nine months ended September 30, 2005 from 33.9% in the same period in 2004. The decline in gross profit margin was driven by declines in the Residential Heating & Cooling business segment during the first quarter of 2005 and in the Commercial Heating & Cooling business segment during the six months ended June 30, 2005. Higher commodity prices were incurred by LII’s manufacturing businesses as commodity prices increased by approximately $54 million for the nine months ended September 30, 2005, compared to the same period in 2004. LII was able to offset higher commodity prices through price increases.
     LIFO (last in, first out) inventory liquidations did not have a material impact on gross profit margins. The Company’s gross profit margin may not be comparable to the gross profit margin of other entities because some entities include all of the costs related to their distribution network in cost of goods sold, whereas the Company excludes a portion of such costs from gross profit margin, including such costs in the SG&A line item instead. For more information, see Note 5 — Shipping and Handling in the Notes to Consolidated Financial Statements.
Selling, General and Administrative Expense
     SG&A expenses were $659.4 million for the nine months ended September 30, 2005, an increase of $34.9 million, or 5.6%, from $624.5 million for the nine months ended September 30, 2004. The $34.9 million increase in SG&A expenses was due primarily to higher distribution, selling and marketing expenses of $32.0 million driven primarily by higher sales volumes, unfavorable foreign currency translation (part of which is included in the higher distribution, selling and marketing expenses), higher expenses for short-term and long-term incentive compensation programs due to improved LII financial performance coupled with a higher LII common stock price and expenses associated with personnel changes. SG&A for the nine months ended September 30, 2004 included approximately $7 million of investigation costs related to the Service Experts operations. Additionally, Sarbanes-Oxley compliance costs were approximately $6 million lower for the nine months ended September 30, 2005 compared to the same period in 2004. As a percentage of total net sales, SG&A expenses declined to 26.4% for the nine months ended September 30, 2005 from 27.9% for the nine months ended September 30, 2004. The Company has no significant concentration of credit risk among its diversified customer base.

(Gains), Losses and Other Expenses, Net
     (Gains), losses and other expenses, net were a pre-tax gain of $8.6 million for the nine months ended September 30, 2005 which included a $9.3 million pre-tax gain on the sale of the Company’s 45% interest in its heat transfer joint venture to Outokumpu, $2.2 million of pre-tax expenses representing the Company’s updated estimate of its portion of the on-going remediation costs in conjunction with the joint remediation agreement the Company entered into with Outokumpu and other items primarily related to the Company’s former heat transfer business segment. The total income tax provision on these items was $1.7 million.
Restructuring Charge
     Due to competitive cost pressures, on April 4, 2005, Lennox Hearth Products Inc., a subsidiary of the Company, commenced plans to relocate its Whitfield pellet stove and Lennox cast iron stove product lines from Burlington, Washington to a third party production facility in Juarez, Mexico, discontinue its existing steel wood stove line manufactured in Burlington and close the Burlington facility. Although these actions were substantially complete as of September 30, 2005, the Company anticipates additional expenses during the fourth quarter of 2005, which are not expected to be material. In connection with the plant closure, the Company recorded a pre-tax restructuring-related charge of $2.4 million for the nine months ended September 30, 2005. The tax benefit of this charge was $0.8 million.
Goodwill Impairment
     Goodwill impairment represents a pre-tax, non-cash, charge of $208.3 million for the nine months ended September 30, 2004 in the Company’s Service Experts business segment, where lower than expected operating results occurred. The tax benefit of this charge was $23.2 million. During the first quarter of 2004, the Company conducted fair-value-based tests, which are required at least annually by SFAS No. 142, and determined that the carrying value of Service Experts’ goodwill exceeded its fair value. These fair-value-based tests were applied to all Service Experts service centers before consideration of the divestitures announced as part of the Company’s Service Experts turnaround plan. An additional $13.3 million of pre-tax goodwill impairment is included in the $29.6 million pre-tax Loss from Operations of Discontinued Operations discussed below resulting in a total pre-tax goodwill impairment charge of $221.6 million for the nine months ended September 30, 2004. During the first quarter of 2005, LII performed its annual goodwill impairment test and determined that no further goodwill impairment was necessary.
Interest Expense, Net
     Interest expense, net, decreased $8.1 million from $22.5 million for the nine months ended September 30, 2004 to $14.4 million for the nine months ended September 30, 2005. The lower interest expense was due primarily to lower average debt levels, the absence of $1.9 million of make-whole expenses for the nine months ended September 30, 2004 related to the Company’s $35 million pre-payment of certain of its long-term debt in September 2004, and interest income earned on higher average cash and cash equivalents. As of September 30, 2005, total debt of $236.1 million was $83.2 million lower than total debt as of September 30, 2004. As discussed previously, as of the end of the third quarter of 2005, the principal amount of $40.7 million in Convertible Notes was tendered for conversion. As of September 30, 2005, cash and cash equivalents of $176.2 million was $81.9 million higher than cash and cash equivalents as of September 30, 2004.
Other Expense (Income)
     Other expense (income) was $3.0 million for the nine months ended September 30, 2005, compared to ($0.7) million for the same period in 2004. The increase in other expense was due primarily to foreign currency exchange losses in connection with inter-company financing activities.
Provision for Income Taxes
     The provision for income taxes on continuing operations was $59.5 million for the nine months ended September 30, 2005, compared to a provision for income taxes on continuing operations of $18.0 million for the nine months ended September 30, 2004. The effective tax rate on continuing operations was 37.0% and (18.9%) for the nine months ended September 30, 2005 and September 30, 2004, respectively. Excluding the impact of goodwill impairment, the provision for income taxes on continuing operations would have been $41.2 million for the nine months ended September 30, 2004 and the effective tax rate on continuing operations would have been 36.5% for the nine months ended September 30, 2004. These effective rates differ from the statutory federal rate of 35% principally due to state and local taxes, non-deductible expenses, foreign operating losses for which no tax benefits have been recognized and foreign taxes at rates other than 35%.
     On June 30, 2005, Ohio enacted legislation changing its tax system. As a result of this legislation and in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, a provision for income taxes of $1.6 million was recorded for the nine months ended September 30, 2005.
     The AJCA was signed into law on October 22, 2004. The AJCA provides an opportunity to repatriate foreign earnings and claim an 85% dividend received deduction against the repatriated amount. The Company is evaluating the effects of the repatriation provision and expects to make a decision on implementation during the fourth quarter of 2005. As a result, the related range of income tax effects of such repatriation cannot be reasonably estimated at the time of issuance of the accompanying consolidated financial statements, and, as provided for in FSP No. 109-2, no income tax expense related to the possible repatriation has been recorded as of September 30, 2005.
Cumulative Effect of Accounting Change, Net
     As discussed previously, effective July 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123R using the modified-prospective-transition method. The cumulative effect of change in accounting principle related to the adoption of SFAS No. 123R was after-tax income of $0.2 million for the nine months ended September 30, 2005.
Loss from Discontinued Operations
     In the first fiscal quarter of 2004, the Company’s Board of Directors approved a turnaround plan designed to improve the performance of its Service Experts business segment. The plan realigns Service Experts’ dealer service centers to focus on service and replacement opportunities in the residential and light commercial markets. LII identified approximately 130 centers, whose primary business is residential and light commercial service and replacement, to comprise the ongoing Service Experts business segment. As of December 31, 2004, the Company had divested the remaining 48 centers.
     Under SFAS No. 144, the operating results of the 48 centers that are no longer a part of the Service Experts business segment for all periods presented are reported as Discontinued Operations in LII’s Consolidated Statements of Operations. The following table details the Company’s pre-tax loss from discontinued operations for the nine months ended September 30, 2005 and 2004, as well as the cumulative pre-tax loss incurred through September 30, 2005 (in millions):

			Cumulative
	Nine Months	Nine Months	Incurred
	Ended	Ended	through
	September 30,	September 30,	September 30,
	2005	2004	2005
Goodwill impairment	$—	$13.3	$14.8
Impairment of property, plant and equipment	—	3.1	3.1
Operating loss	—	10.2	14.9
Other divestiture costs	1.9	3.0	8.0

Subtotal	1.9	29.6	40.8
Loss on disposal of centers	0.1	5.3	15.0

Total loss from discontinued operations	$2.0	$34.9	$55.8

     The pre-tax loss of $2.0 million from discontinued operations for the nine months ended September 30, 2005 was primarily related to salary, severance, legal and other related expenses. Any future additional expenses are not expected to be material. The income tax benefit on discontinued operations was $0.7 million and $6.8 million for the nine months ended September 30, 2005 and 2004, respectively. The income tax benefit on discontinued operations for the nine months ended September 30, 2004 of $6.8 million includes a $1.5 million tax benefit related to goodwill impairment. Through September 30, 2005, cumulative proceeds from the sale of the 48 centers totaled $25.9 million.

Liquidity and Capital Resources
     Net cash provided by operations and bank lines of credit are LII’s primary sources of liquidity. During the first nine months of 2005, cash provided by operations was $154.5 million, compared to $85.0 million provided by operating activities in the same period in 2004. If the effects of the Company’s asset securitization program were excluded, the comparison would have been $154.5 million cash provided by operating activities in the first nine months of 2005 and a usage of $45.0 million in the same period in 2004. The change is a reflection of higher earnings and process improvements related to working capital during the nine months ended September 30, 2005 as compared to the same period in 2004.
     Net cash provided by investing activities was $0.9 million for the first nine months of 2005 compared with cash used in investing activities of $14.7 million for the same period in 2004. Capital expenditures of $42.0 million and $24.4 million in the first nine months of 2005 and 2004, respectively, were primarily for production equipment in the North American residential and refrigeration products manufacturing plants. In June 2005, the Company sold its 45% interest in its heat transfer joint venture to Outokumpu Copper Products OY of Finland for $39.3 million.
     For the first nine months of 2005, net cash used in financing activities decreased to $42.1 million from $54.6 million in the same period in 2004. The Company paid a total of $24.8 million in dividends on its common stock in the first nine months of 2005 as compared to $22.8 million in the same period in 2004. Net repayments of long-term debt, short-term borrowings and revolving long-term borrowings totaled approximately $33.2 million in the first nine months of 2005 as compared to $42.9 million for the same period in 2004.
     On September 7, 2005, the Company called for redemption all of its outstanding Convertible Notes on October 7, 2005. The redemption price was 103.571% of the principal amount. As of September 7, 2005, there was $143.75 million aggregate principal amount of Convertible Notes outstanding, which could be converted into the Company’s common stock at a rate of 55.2868 shares of common stock per $1,000 principal amount of Convertible Notes at any time before the close of business on the business day prior to the redemption date. As of September 30, 2005, holders of approximately $40.7 million in Convertible Notes converted them into approximately 2.2 million shares of common stock. As of October 6, 2005, all of the holders of the Convertible Notes had converted the Convertible Notes into an aggregate of approximately 7.9 million shares of common stock.
     On September 19, 2005, LII announced its Board of Directors had authorized a stock repurchase program, pursuant to which the Company may repurchase up to ten million shares of its common stock and had terminated a prior repurchase program that was announced November 2, 1999. Purchases under the stock repurchase program will be made on an open-market basis at prevailing market prices. The timing of any repurchases will depend on market conditions, the market price of LII’s common stock and management’s assessment of the Company’s liquidity needs and investment requirements and opportunities. No time limit was set for completion of the program and there is no guarantee as to the exact number of shares that will be repurchased. Because the Company had not released earnings for the third quarter of 2005, LII had not initiated any repurchases of its common stock as of September 30, 2005.
     As of September 30, 2005, the Company had bank lines of credit aggregating $431.8 million, of which $2.5 million was borrowed and outstanding and $91.8 million was committed to standby letters of credit. Of the remaining $337.5 million, the entire amount was available for future borrowings after consideration of covenant limitations. Included in the lines of credit are several regional facilities and a multi-currency facility governed by agreements between the Company and a syndicate of banks. In July 2005, the Company amended and restated its revolving credit facility to, among other things, increase the borrowing capacity from $225 million to $400 million and extend the maturity date from September 2006 to July 2010. The facility contains certain financial covenants and bears interest at a rate equal to, at the Company’s option, either (a) the greater of the bank’s prime rate or the federal funds rate plus 0.5%, or (b) the London Interbank Offered Rate plus a margin equal to 0.475% to 1.20%, depending upon the ratio of total funded debt-to-adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”), as defined in the facility. The Company pays a facility fee, depending upon the ratio of total funded debt to Adjusted EBITDA, equal to 0.15% to 0.30% of the capacity. The facility includes restrictive covenants that limit the Company’s ability to incur additional indebtedness, encumber its assets, sell its assets and make certain payments, including amounts for share repurchases and dividends. The Company’s facility and promissory notes are secured by the stock of the Company’s major subsidiaries. The facility requires that LII annually and quarterly deliver financial statements, as well as compliance certificates, to the banks within specified time periods.

     LII believes that cash flow from operations, as well as available borrowings under its revolving credit facility, will be sufficient to fund its operations for the foreseeable future. LII periodically reviews its capital structure, including its primary bank facility, to ensure that adequate liquidity exists.
     The Company has included in Cash and Cash Equivalents in the accompanying unaudited Consolidated Balance Sheet as of September 30, 2005, $32.4 million of restricted cash primarily related to routine lockbox collections and letters of credit issued with respect to the operations of its captive insurance subsidiary, which expire on December 30, 2005.
     Under a revolving asset securitization program, the Company had sold, at September 30, 2005 and 2004 zero and $130 million, respectively, of receivables on a non-recourse basis. The receivables are sold at a discount from face value which aggregated $1.1 million and $1.8 million through the first nine months of 2005 and 2004, respectively. The discount expense is shown as a component of Selling, General and Administrative Expense in the accompanying unaudited Consolidated Statements of Operations. The Company has no significant concentration of credit risk among its diversified customer base.
Recent Accounting Pronouncements
     In November 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 151, “Inventory Cost — an amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expenses, freight, handling costs, and spoilage. It also requires that allocation of fixed production overheads to inventory be based on the normal capacity of production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is evaluating the provisions of this standard to determine the effects, if any, on the Company’s consolidated financial statements.
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
Forward-Looking Information
     Various sections of this Quarterly Report on Form 10-Q (“Form 10-Q”), including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based upon management’s beliefs, as well as assumptions made by and information currently available to management. All statements other than statements of historical fact included in this Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements identified by the words “may,” “will,” “should,” “plan,” “predict,” “anticipate,” “believe,” “intend,” “estimate” and “expect” and similar expressions. Such statements reflect the current views of LII with respect to future events, based on what it believes are reasonable assumptions; however, such statements are subject to certain risks, uncertainties and assumptions. In addition to the specific uncertainties discussed elsewhere in this Form 10-Q, the following risks and uncertainties may affect the Company’s performance and results of operations:
•	the Company’s business is affected by economic factors including the level of economic activity in the markets in which the Company operates, and a decline in this activity typically results in a decline in new construction and replacement purchases, which could decrease LII’s sales and profitability;

•	the demand for the Company’s products and services is strongly affected by the weather, and cooler than normal summers depress the Company’s sales of replacement air conditioning and refrigeration products and warmer than normal winters have the same effect on the Company’s heating products;

•	implementation of the new minimum efficiency standard for residential air conditioners mandated by the National Appliance Energy Conservation Act (“NAECA”) could adversely impact the Company’s results of operations, including increased costs of production and distribution, potential margin pressures and higher levels of working capital;

•	increases in the prices or required quantities of raw materials or components, or problems in their availability, whether related to the implementation of the new NAECA standard or otherwise, could increase the costs of the Company’s products and/or depress the Company’s sales;

•	the Company may not be able to realize the price increases required to offset the increases in cost of goods sold, whether related to the implementation of the new NAECA standard or otherwise;

•	the development, manufacture, sale and use of the Company’s products involve a risk of warranty and product liability claims, and such claims could be material and have an adverse effect on its future profitability;

•	the Company incurs the risk of liability claims for the installation and service of heating and cooling products with its Company-owned dealer service centers, and if these claims exceed the limits of the Company’s product liability insurance policies, it may result in material costs that could have an adverse effect on future profitability;

•	the success of the Company depends in part on its ability to integrate and operate acquired businesses profitably and to identify and implement opportunities for cost savings;

•	any future determination that a significant impairment of the value of the Company’s intangible assets has occurred could have a material adverse effect on its results of operations;

•	as of September 30, 2005, the Company had $236.1 million of consolidated debt outstanding which may have important consequences for its operations. In addition, the Company’s debt could affect the Company’s ability to borrow additional money in the future for working capital, capital expenditures, acquisitions or other purposes;

•	the Company operates in very competitive markets with competitors that may have greater financial and marketing resources, and competitive factors could cause the Company to reduce its prices or lose market share and negatively affect its cash flow;

•	the Company’s future success depends upon its continued investment in research and new product development and its ability to commercialize new technological advances in the HVACR industries;

•	a significant percentage of the Company’s workforce is unionized, and the results of future negotiations with the unions, including the effect of any production interruptions or labor stoppages, could have an adverse effect on the Company’s future financial results; and

•	the Company is subject to extensive and changing federal, state and local laws and regulations designed to protect the environment, and these laws and regulations could impose liability for remediation costs and civil or criminal penalties for non-compliance.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     LII’s results of operations can be affected by changes in exchange rates. Net sales and expenses in currencies other than the United States dollar are translated into United States dollars for financial reporting purposes based on the average exchange rate for the period. Net sales from outside the United States represented 22.2% and 23.5% of total net sales for the nine months ended September 30, 2005 and 2004, respectively. Historically, foreign currency transaction gains (losses) have not had a material effect on LII’s overall operations. The impact of a 10% change in exchange rates on income from operations is estimated to be approximately $4.1 million on an annual basis.
     The Company’s results of operations can be affected by changes in interest rates due to variable rates of interest on its revolving credit facilities. A 10% change in interest rates would not be material to the Company’s results of operations.
     The Company enters into commodity futures contracts to stabilize prices to be paid for raw materials and parts containing high copper and aluminum content. These contracts are for quantities equal to, or less than, quantities expected to be consumed in future production. As of September 30, 2005, the Company had metal futures contracts maturing at various dates through December 2006 with a fair value as an asset of $14.0 million. The impact of a 10% change in commodity prices on the Company’s results of operations is estimated to be approximately $29.7 million for the entire year, absent any other contravening actions.
Item 4. Controls and Procedures.
     The Company carried out an evaluation, under the supervision and with the participation of the Company’s current management, including its Chief Executive Officer and Chief Financial Officer (the Company’s principal executive officer and principal financial officer, respectively) of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2005 to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
     During the quarter ended September 30, 2005, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 6. Exhibits.

3.1	—	Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to LII’s Registration Statement on Form S-1 (Registration No. 333-75725)).

3.2	—	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to LII’s Current Report on Form 8-K filed February 28, 2005).

4.1	—	Specimen stock certificate for the common stock, par value $.01 per share, of the Company (incorporated herein by reference to Exhibit 4.1 to LII’s Registration Statement on Form S-1 (Registration No. 333-75725)).

4.2	—	Rights Agreement, dated as of July 27, 2000, between LII and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, which includes as Exhibit A the form of Certificate of Designations of Series A Junior Participating Preferred Stock setting forth the terms of the Preferred Stock, as Exhibit B the form of Rights Certificate and as Exhibit C the Summary of Rights to Purchase Preferred Stock (incorporated herein by reference to Exhibit 4.1 to LII’s Current Report on Form 8-K filed July 27, 2000).

4.3	—	Indenture, dated as of May 8, 2002, between the Company and The Bank of New York Trust Company, N.A., as Successor Trustee to The Bank of New York, as Trustee, relating to the Company’s 6.25% Convertible Subordinated Notes due June 1, 2009 (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002). LII is a party to several debt instruments under which the total amount of securities authorized under any such instrument does not exceed 10% of the total assets of LII and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, LII agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.

10.1	—	Form of Change of Control Employment Agreement entered into between the Company and each of Susan K. Carter and William F. Stoll, Jr. (incorporated herein by reference to Exhibit 10.1 to LII’s Current Report on Form 8-K filed August 31, 2005).

31.1	—	Certification of the principal executive officer (filed herewith).

31.2	—	Certification of the principal financial officer (filed herewith).

32.1	—	Certification of the principal executive officer and the principal financial officer of the Company pursuant to 18 U.S.C. Section 1350 (filed herewith).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LENNOX INTERNATIONAL INC.
Date: November 9, 2005	/s/ Susan K. Carter
Susan K. Carter
Chief Financial Officer