Form 10-K
period 2005-12-31
LENNOX INTERNATIONAL INC
filed 2006-03-16
CIK 1069202

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
☑
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
Securities Registered Pursuant to Section 12(g) of the Act: None
          Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☑          No ☐
          Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.     Yes ☐          No ☑
          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.     Yes ☑          No ☐
          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (see definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.)
Large Accelerated Filer     ☑          Accelerated Filer     ☐          Non-Accelerated Filer     ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      As of June 30, 2005, the aggregate market value of the common stock held by non-affiliates of the registrant was $976,507,362 based on the closing price of the registrant’s common stock on the New York Stock Exchange on such date. Common stock held by non-affiliates excludes common stock held by the registrant’s executive officers, directors and stockholders whose ownership exceeds 5% of the common stock outstanding at June 30, 2005. As of February 27, 2006, there were 71,400,844 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the registrant’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2006 Annual Meeting of Stockholders to be held on April 20, 2006 are incorporated by reference into Part III of this report.

LENNOX INTERNATIONAL INC.
FORM 10-K
For the Fiscal Year Ended December 31, 2005

i

PART I

Item 1.	Business
The Company
      Lennox International Inc. (“LII” or the “Company”), through its subsidiaries, is a leading global provider of climate control solutions. The Company designs, manufactures and markets a broad range of products for the heating, ventilation, air conditioning and refrigeration (“HVACR”) markets. LII has leveraged its expertise to become an industry leader known for innovation, quality and reliability. The Company’s products and services are sold through multiple distribution channels under well-established brand names including “Lennox,” “Armstrong Air,” “Ducane,” “Bohn,” “Larkin,” “Advanced Distributor Products,” “Service Experts” and others.
      Shown below are the Company’s four business segments, the key products and brand names within each segment and 2005 net sales by segment. Segment financial data for the years 2005, 2004 and 2003, including financial information about foreign and domestic operations, is included in Note 3 of the Notes to Consolidated Financial Statements in “Item B. Financial Statements and Supplementary Data” and incorporated herein by reference.

Segment	Products/Services	Brand Names	2005 Net Sales

			(In Millions)
Residential Heating & Cooling	Furnaces, air conditioners, heat pumps, packaged heating and cooling systems, indoor air quality equipment, pre-fabricated fireplaces and freestanding stoves	Lennox, Armstrong Air, Ducane, Aire-Flo, AirEase, Concord, Magic-Pak, Advanced Distributor Products (ADP), Superior, Whitfield, Security Chimneys	$1,685.8
Commercial Heating & Cooling	Unitary heating and air conditioning equipment and applied systems	Lennox, Armstrong Air	651.7

Total Heating & Cooling			2,337.5
Service Experts	Sales, installation and service of residential and light commercial heating and cooling equipment	Service Experts, various individual service center names	641.4
Refrigeration	Chillers, condensing units, unit coolers, fluid coolers, air cooled condensers and air handlers	Bohn, Larkin, Climate Control, Chandler Refrigeration, Heatcraft Worldwide Refrigeration, Friga-Bohn, HK Refrigeration, Kirby, Lovelocks, Frigus-Bohn	467.2
Eliminations			(79.9)

		Total	$3,366.2

      The Company was founded in 1895 in Marshalltown, Iowa when Dave Lennox, the owner of a machine repair business for the railroads, successfully developed and patented a riveted steel coal-fired furnace, which was substantially more durable than the cast iron furnaces used at that time. Manufacturing these furnaces grew into a significant business and was diverting the Lennox Machine Shop from its core focus. As a result, in 1904, a group of investors headed by D.W. Norris bought the furnace business and named it the Lennox Furnace Company. In 1991, the Company reincorporated as a Delaware corporation and completed its initial public offering in 1999. Over the years, D.W. Norris ensured ownership of the Company was distributed to succeeding generations of his family. The Company believes a significant portion of LII’s outstanding common stock is currently broadly distributed among descendants of, or persons otherwise related to, D.W. Norris.
Business Strategy
      The Company’s business strategy is designed to capitalize on its competitive strengths in order to expand its profitability and market share in the HVACR markets. The key elements of this strategy include:

Profitable Growth in Heating & Cooling in North America
      The Company intends to grow in the residential and light commercial heating, ventilation and air conditioning (“HVAC”) market in North America by:

•	improving replacement sales of commercial heating and cooling equipment by enhancing distribution capabilities to shorten lead times;

•	introducing innovative new residential and commercial products;

•	expanding the offering of residential and commercial Indoor Air Quality (IAQ) related products and services;

•	improving penetration and growing its share of original equipment manufacturers’ purchases by Lennox independent dealers; and

•	expanding the geographic market presence of the Company’s Armstrong Air, Ducane and other brands of residential heating and cooling products sold to distributors and wholesalers through the addition of new customers.

Exploit Global Refrigeration Opportunities
      The Company believes increasing international demand for commercial refrigeration products presents substantial opportunities. Refrigeration equipment generally has similar designs and applications globally, and LII believes it can use its domestic product knowledge and business model to grow internationally. To take advantage of international opportunities, the Company intends to promote organic growth through investments in its international manufacturing and distribution facilities, as well as explore opportunities for joint ventures and strategic alliances to expand market penetration.

Focus on Profitable Growth of Service Experts
      Company-owned heating and air conditioning contractors, also referred to as dealer service centers, enable LII to extend its distribution directly to the end consumer in the United States and Canada, thereby permitting it to participate in the revenues and margins available at the retail level. The Company’s dealer network is focused primarily on service and replacement opportunities in residential and light commercial markets in metropolitan areas, which the Company believes are more stable and profitable than new construction. The Company has assembled an experienced management team to manage the dealer operations. A portfolio of management procedures and best practices, including a training program for new general managers, common IT systems and financial controls, regional accounting centers, an inventory management program and a focus on service agreements, is designed to enhance the quality, effectiveness and profitability of this business. The Company believes the retail sales and service market represents a significant growth opportunity because it is large and highly fragmented, comprised of approximately 85,000 contractors. While no significant acquisitions are currently planned, the Company intends to selectively expand and/or rationalize service centers to optimize the performance of its dealer network.

Products and Services

Residential Heating & Cooling
      Heating & Cooling Products. The Company manufactures and markets a broad range of furnaces, air conditioners, heat pumps, packaged heating and cooling systems, replacement parts and related products for both the residential replacement and new construction markets in the United States and Canada. These products are available in a variety of designs and efficiency levels, and at a range of price points intended to provide a complete line of home comfort systems. The Company believes that by maintaining a broad product line marketed under multiple brand names it can address different market segments and penetrate multiple distribution channels.
      The “Lennox” and “Aire-Flo” brands of residential heating and air conditioning products are sold directly to a network of approximately 7,000 installing dealers, making the Company one of the largest wholesale distributors of residential heating and air conditioning products in North America. The “Armstrong Air,” “Ducane,” “AirEase,” “Concord,” “Magic-Pak” and “Advanced Distributor Products” brands are sold through third party distributors.
      The Company’s Advanced Distributor Products operation builds evaporator coils and air handlers under the “Advanced Distributor Products” brand as well as the “Lennox,” “Armstrong Air,” “AirEase,” “Concord” and “Ducane” brands. In addition to supplying the Company with components for its heating and cooling products, Advanced Distributor Products produces evaporator coils to be used in connection with competitors’ heating and cooling products as an alternative to such competitors’ brand name components. The Company has achieved a significant share of the market for evaporator coils through the application of its technological and manufacturing skills, and customer service capabilities.
      Hearth Products. The Company’s hearth products include prefabricated gas, wood burning and electric fireplaces, free standing pellet and gas stoves, fireplace inserts, gas logs and accessories. Many of the fireplaces are built with a blower or fan option and are efficient heat sources as well as attractive amenities to the home. The Company currently markets its hearth products under the “Lennox,” “Superior,” “Whitfield” and “Security Chimneys” brand names.

Commercial Heating & Cooling
      North America. In North America, the Company sells unitary heating and cooling equipment that is used in light commercial applications, such as low-rise office buildings, restaurants, retail centers, churches and schools, as opposed to larger applied systems. The Company’s product offerings for these applications include rooftop units that range from two to 50 tons of cooling capacity and split system/air handler combinations, which range from 1.5 to 20 tons, and are distributed primarily through commercial contractors. The Company believes the success of its products is attributable to their efficiency, design flexibility, low life cycle cost, ease of service and advanced control technology.
      Europe. In Europe, the Company manufactures and sells unitary products, which range from two to 30 tons, and applied systems with up to 500 tons of cooling capacity. LII’s European products consist of small package units, rooftop units, chillers, air handlers and fan coils that serve medium-rise commercial buildings, shopping malls, other retail and entertainment buildings, institutional applications and other field-engineered applications. LII manufactures heating and cooling products in several locations in Europe and markets these products through both direct and indirect distribution channels in Europe, Russia and the Middle East.

Service Experts
      Through approximately 130 Company-owned dealer service centers in its Service Experts segment, the Company provides installation, preventive maintenance, emergency repair and replacement of heating and cooling systems directly to both residential and light commercial customers in the United States and Canada. In connection with these services, the Company sells a wide range of equipment, parts and supplies manufactured by LII and other non-LII brands produced by third parties.

Refrigeration
      The Company manufactures and markets equipment for the global commercial refrigeration market through subsidiaries organized under the Heatcraft Worldwide Refrigeration name. These products are sold to distributors, installing contractors and original equipment manufacturers.
      North America. The Company’s commercial refrigeration products for the North American market include condensing units, unit coolers, fluid coolers, air cooled condensers and air handlers. These products are sold for cold storage applications, primarily to preserve food and other perishables, and are used by supermarkets, convenience stores, restaurants, warehouses and distribution centers. As part of its sale of commercial refrigeration products, the Company routinely provides application engineering for consulting engineers, contractors and others.
      International. In international markets, LII manufactures and markets refrigeration products including condensing units, unit coolers, air-cooled condensers, fluid coolers, refrigeration racks and small chillers. The Company has manufacturing locations in Europe, Australia, Brazil and China. The Company also owns 50% of a joint venture in Mexico that produces unit coolers and condensing units of the same design and quality as those manufactured by the Company in the United States. This venture produces a smaller range of products, and therefore the product line is complemented with imports from the United States, which are sold through the joint venture’s distribution network.
Marketing and Distribution
      The Company utilizes multiple channels of distribution and offers different brands at various price points in order to better penetrate the HVACR markets. The Company’s products and services are sold through a combination of distributors, independent and Company-owned dealer service centers, wholesalers, manufacturers’ representatives, original equipment manufacturers and national accounts. Dedicated sales forces and manufacturers’ representatives are deployed across all the Company’s business segments and brands in a manner designed to maximize their ability to service a particular distribution channel. To maximize enterprise-wide effectiveness, the Company has active cross-functional and cross-organizational teams coordinating approaches to pricing, product design, distribution and national account customers.
      An example of the competitive strength of the Company’s marketing and distribution strategy is in the North American residential heating and cooling market in which LII uses three distinctly different distribution approaches: the one-step distribution system, the two-step distribution system and sales made directly to consumers. The Company distributes its “Lennox” and “Aire-Flo” brands in a one-step process directly to dealers that install these heating and cooling products. The Company distributes its “Armstrong Air,” “Ducane,” “AirEase,” “Concord,” Magic-Pak” and “Advanced Distributor Products” brands through the traditional two-step distribution process whereby it sells its products to distributors who, in turn, sell the products to dealers and to installing contractors. In addition, the Company provides heating and cooling products and services directly to consumers through Company-owned Service Experts dealer service centers.
      Over the years, the “Lennox” brand has become synonymous with “Dave Lennox,” a highly recognizable advertising icon in the heating and cooling industry. The “Dave Lennox” image is utilized in television and print advertising, as well as in numerous locally produced dealer ads, open houses and trade events.
Manufacturing
      The Company operates manufacturing facilities in the United States and throughout the world. LII has embraced lean-manufacturing principles, a manufacturing philosophy which reduces waste in manufactured products by shortening the timeline between the customer order and delivery, across its manufacturing operations, accompanied by initiatives to achieve high product quality. In its facilities most impacted by seasonal demand, the Company manufactures both heating and cooling products to smooth seasonal production demands and maintain a relatively stable labor force. The Company is generally able to hire temporary employees to meet changes in demand.

Strategic Sourcing
      The Company relies on various suppliers to furnish the raw materials and components used in the manufacturing of its products. To maximize its buying effectiveness in the marketplace, the Company has developed a central strategic sourcing group that consolidates required purchases of materials and components across business segments. The strategic sourcing group generally concentrates purchases for a given material or component with one or two suppliers, although the Company believes there are alternative suppliers for all of its key raw material and component needs. Compressors, motors and controls constitute the Company’s most significant component purchases, while steel, copper and aluminum account for the bulk of the Company’s raw material purchases. The Company owns a 24.5% interest in a joint venture that manufactures compressors in the 1.5 to 6.5 horsepower range. This joint venture provides the Company with the majority of its domestic compressor requirements for its unitary residential and commercial cooling equipment.
Research and Development and Technology
      An important part of LII’s growth strategy is continued investment in research and product development to both develop new products as well as make improvements to existing product lines. As a result, the Company spent an aggregate of $40.3 million, $37.6 million and $38.0 million on research and development during 2005, 2004 and 2003, respectively. The Company has designated a number of its facilities as “centers for excellence” that are responsible for the research and development of core competencies vital to its success, such as heat transfer, indoor air quality and materials used in the construction and application of its products. Technological advances are disseminated from these “centers for excellence” to LII’s operating divisions, as appropriate. The Company uses advanced, commercially available computer-aided design, computer-aided manufacturing, computational fluid dynamics and other sophisticated software not only to streamline the design and manufacturing processes, but also to run complex computer simulations on a product design before a working prototype is created. The Company operates a full line of metalworking equipment and advanced laboratories certified by applicable industry associations.
Seasonal Nature of Business
      Total Company sales and related segment income tend to be seasonally higher in the second and third quarters of the year because, in the U.S. and Canada, summer is the peak season for sales of air conditioning equipment and services.
Patents and Trademarks
      The Company holds numerous patents that relate to the design and use of its products. The Company considers these patents important, but no single patent is material to the overall conduct of its business. The Company’s policy is to obtain and protect patents whenever such action would be beneficial. The Company owns or licenses several trademarks it considers important in the marketing of its products, including Lennox®, Armstrong Airtm, Ducanetm, Advanced Distributor Products®, Aire-Flotm, AirEase®, Concord®, Magic-Pak®, Superior®, Whitfield®, Earth Stovetm, Security Chimneystm, Service Experts®, Bohn®, Larkintm, Climate Controltm, Chandler Refrigeration®, Kirbytm, Heatcraft Worldwide Refrigerationtm, Lovelockstm, HK Refrigerationtm, Frigus-Bohntm and Friga-Bohntm. These trademarks have no fixed expiration date and the Company believes its rights in these trademarks are adequately protected.
Competition
      Essentially all markets in which the Company participates are highly competitive. The most significant competitive factors facing the Company are product reliability, product performance, service and price, with the relative importance of these factors varying among its businesses. In its Service Experts segment, the Company faces competition from independent dealers, as well as dealers owned by utility companies and other consumer services providers. Listed below are some of the companies LII views as significant competitors in each segment it serves, with relevant brand names, when different than the company name, shown in parentheses.

•	Residential Heating & Cooling — United Technologies Corp. (Carrier, Bryant, Tempstar, Comfortmaker, Heil, Areoaire, Keeprite); Goodman Manufacturing Company, L.P. (Janitrol, Amana); American Standard Companies Inc. (Trane, American Standard); Paloma Co., Ltd. (Rheem, Ruud); Johnson Controls, Inc. (York, Weatherking); Nordyne (Westinghouse, Frigidaire, Tappan, Philco, Kelvinator, Gibson); HNI Corporation (Heatilator, Heat-n-Glo); CFM Corporation (Majestic).

•	Commercial Heating & Cooling — United Technologies Corp. (Carrier); American Standard Companies Inc. (Trane); Johnson Controls, Inc. (York); AAON, Inc.; Daikin Industries, Ltd.; McQuay International.

•	Service Experts — The ServiceMaster Company (ARS, AMS).

•	Refrigeration — United Technologies Corp. (Carrier); Ingersoll-Rand Company Limited (Hussmann); Tecumseh Products Company; Emerson Electric Co. (Copeland).
Employees
      As of December 31, 2005, the Company employed approximately 16,000 employees, of whom approximately 5,000 were salaried and 11,000 were hourly. The number of hourly workers the Company employs may vary in order to match its labor needs during periods of fluctuating demand. Approximately 4,000 employees are represented by unions. The Company believes its relationships with its employees and with the unions representing certain of its employees are generally good and does not anticipate any material adverse consequences resulting from negotiations to renew any collective bargaining agreements.
      On October 6, 2005, Lennox Industries Inc., a subsidiary of the Company, announced that it had ratified a collective bargaining agreement with The International Union United Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”) Local 893, Unit 11 with respect to its Marshalltown, Iowa manufacturing facility, a major manufacturer of residential air conditioning and heating equipment. The previous collective bargaining agreement between Lennox Industries Inc. and the UAW expired by its terms on October 31, 2004; however, the employees at the Marshalltown facility continued to work under its terms until the new collective bargaining agreement was ratified.
Environmental Regulation
      The Company’s operations are subject to evolving and often increasingly stringent international, federal, state, and local laws and regulations concerning the environment. Environmental laws that affect or could affect the Company’s domestic operations include, among others, the National Appliance Energy Conservation Act of 1987, as amended (“NAECA”), the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act, the National Environmental Policy Act, the Toxic Substances Control Act, any regulations promulgated under these acts and various other international, federal, state and local laws and regulations governing environmental matters. The Company believes it is in substantial compliance with such existing environmental laws and regulations and does not expect that any compliance measures taken by the Company will have a material effect on the Company’s capital expenditures, earnings or competitive position in fiscal 2006.
      Energy Efficiency. The Company is subject to appliance efficiency regulations promulgated under NAECA and various state regulations concerning the energy efficiency of its products. As of January 23, 2006, all residential central air conditioners manufactured after such date must comply with a minimum 13 seasonal energy efficiency rating, or “SEER,” standard under NAECA. The Company has successfully developed energy-efficient products that meet this standard. Similar new standards are being promulgated for commercial air conditioning and refrigeration equipment. The Company is actively involved in participation of the development of these new standards and is prepared to have product in place in advance of the implementation of all such regulations being considered by the Department of Energy.
      Refrigerants. The use of hydrochlorofluorocarbons, or “HCFCs,” as a refrigerant for air conditioning and refrigeration equipment is common practice in the industry. However, international and country specific regulations require the use of certain substances deemed to be ozone depleting, including HCFCs, to be phased out over a particular period of time. Under the Clean Air Act and implementing regulations, the use of all HCFCs in new equipment within the U.S. must be phased out by 2010. The Company, together with major chemical manufacturers, is reviewing and addressing the potential impact of these regulations on its product offerings and has developed and continues to develop new products that replace the use of HCFCs with the widely accepted Hydroflurocarbons, or “HFCs,” and other approved substitutes. LII has been an active participant in the ongoing international dialogue on this subject and believes it is well positioned to react in a timely manner to any changes in the regulatory landscape. In addition, the Company is taking proactive steps to implement responsible use principles and guidelines with respect to limiting refrigerants from escaping into the atmosphere throughout the life span of HVAC and refrigeration equipment.
      Remediation Activity. In addition to affecting the Company’s ongoing operations, applicable environmental laws can impose obligations to remediate hazardous substances at LII’s properties, at properties formerly owned or operated by the Company and at facilities to which it has sent or sends waste for treatment or disposal. The Company is aware of contamination at some of its facilities; however, the Company does not presently believe that any future remediation costs at such facilities will be material to the Company’s results of operations.
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
      European WEEE and RoHS Compliance. Beginning in August 2005, various electrical and electronic equipment sold in the European Union (“EU”) is required to comply with the Directive on Waste Electrical and Electronic Equipment (“WEEE”) and, as of July 2006, such equipment must also comply with the Directive on Restriction of Use of Certain Hazardous Substances (“RoHS”). WEEE aims to prevent waste by encouraging reuse and recycling and RoHS restricts the use of six hazardous substances in electrical and electronic products. All HVAC and refrigeration products and certain components of such products “put in the market” in the EU (whether or not manufactured in the EU) are potentially subject to WEEE and RoHS. Because all HVAC and refrigeration manufacturers selling within or from the EU are subject to the standards promulgated under WEEE and RoHS, LII believes that neither WEEE nor RoHS uniquely impact the Company as compared to such other manufacturers. Similar directives are being introduced in other parts of the world, including the United States. For example, the California Electronic Waste Recycling Act is already in effect and both China and Japan are expected to implement local equivalents to RoHS around the same time as the EU. The Company is actively monitoring the development of such directives and believes it is well positioned to comply with WEEE and RoHS as well as similar directives in the required time frames.
Available Information
      The Company’s web site address is www.lennoxinternational.com. The Company makes available, free of charge through this web site, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”).
Certifications
      The Company’s Chief Executive Officer submitted the 2005 New York Stock Exchange (the “NYSE”) Annual CEO Certification regarding the Company’s compliance with the NYSE’s corporate governance listing standards to the NYSE on May 13, 2005.
      The certifications of the Chief Executive Officer and Chief Financial Officer of the Company pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002 are filed and furnished, respectively, as exhibits to this Form 10-K.

Executive Officers of the Company
      The executive officers of the Company, their present positions and their ages are as follows:

Name	Age	Position

John W. Norris, Jr.	70	Chairman of the Board
Robert E. Schjerven	63	Chief Executive Officer
Harry J. Ashenhurst, Ph.D	57	Executive Vice President and Chief Administrative Officer and Interim President and Chief Operating Officer, Worldwide Refrigeration
Scott J. Boxer	55	Executive Vice President and President and Chief Operating Officer, Service Experts
Susan K. Carter	47	Executive Vice President and Chief Financial Officer
Linda A. Goodspeed	44	Executive Vice President and Chief Technology Officer
Robert J. McDonough	46	Executive Vice President and President and Chief Operating Officer, Worldwide Heating & Cooling
William F. Stoll, Jr.	57	Executive Vice President, Chief Legal Officer and Secretary
David L. Inman	51	Vice President, Controller and Chief Accounting Officer
      The following biographies describe the business experience of the Company’s executive officers:
      John W. Norris, Jr. was elected Chairman of the Board of Directors of the Company in 1991. He has served as a director of the Company since 1966. After joining the Company in 1960, Mr. Norris held a variety of key positions including Vice President of Marketing, President of Lennox Industries (Canada) Ltd., a subsidiary of the Company, and Corporate Senior Vice President. He became President of the Company in 1977 and was appointed President and Chief Executive Officer of the Company in 1980, serving through 2001. Mr. Norris is on the Board of Directors of the Air-Conditioning & Refrigeration Institute, of which he was Chairman in 1986. He is also an active Board member of the Gas Appliance Manufacturers Association, where he was Chairman from 1980 to 1981. He is a past Chairman of The Nature Conservancy of Texas Board of Trustees and also serves as a director of AmerUs Group Co., a life insurance and annuity company. Mr. Norris will retire from the Company’s Board of Directors effective July 21, 2006.
      Robert E. Schjerven was named Chief Executive Officer of the Company in 2001 and has served on the Board of Directors since that time. Prior to his appointment as Chief Executive Officer, he served as Chief Operating Officer of the Company in 2000 and as President and Chief Operating Officer of Lennox Industries Inc., a subsidiary of the Company, from 1995 to 2000. He joined the Company in 1986 as Vice President of Marketing and Engineering for Heatcraft Inc., a subsidiary of the Company. From 1988 to 1991, he held the position of Vice President and General Manager of Heatcraft. From 1991 to 1995, he served as President and Chief Operating Officer of Armstrong Air Conditioning Inc., a subsidiary of the Company. Mr. Schjerven spent the first 20 years of his career with The Trane Company, an international manufacturer and marketer of HVAC systems, and McQuay-Perfex Inc.
      Harry J. Ashenhurst was appointed Chief Administrative Officer in 2000. Dr. Ashenhurst joined the Company in 1989 as Vice President of Human Resources, was named Executive Vice President, Human Resources of the Company in 1990 and in 1994 became Executive Vice President, Human Resources and Administration and assumed responsibility for the public relations and communications and aviation departments. Dr. Ashenhurst is also responsible for risk management, corporate safety, facilities and government affairs. On June 2, 2005, Dr. Ashenhurst assumed additional responsibilities as interim President and Chief Operating Officer of the Company’s Worldwide Refrigeration segment, while the Company conducts an internal and external search for a permanent replacement. Prior to joining the Company, Dr. Ashenhurst worked as an independent management consultant with the consulting firm of Roher, Hibler and Replogle.
      Scott J. Boxer joined the Company in 1998 as Executive Vice President, Lennox Global Ltd., a subsidiary of the Company, and President, European Operations. He was appointed President of Lennox Industries Inc., a subsidiary of the Company, in 2000 and was named President and Chief Operating Officer of the Company’s Service Experts segment in July 2003. Prior to joining the Company, Mr. Boxer spent 26 years with York International Corporation, a HVACR manufacturer, in various roles, including President, Unitary Products Group Worldwide, where he reported directly to the Chairman of that company and directed residential and light commercial heating and air conditioning operations worldwide. Mr. Boxer is an Executive Board Member of the Air-Conditioning & Refrigeration Institute and Chairman of the Board of Trustees of North American Technical Excellence, Inc.
      Susan K. Carter was appointed Executive Vice President and Chief Financial Officer in August 2004. Ms. Carter also served as Treasurer of the Company from August 2004 through September 2005. Prior to joining the Company, Ms. Carter was Vice President of Finance and Chief Accounting Officer of Cummins, Inc., a global power leader and manufacturer of engines, electric power generation systems, and engine-related products from 2002 to 2004. From 1996 to 2002, Ms. Carter served as Vice President and Chief Financial Officer of Transportation & Power Systems and held other senior financial management positions at Honeywell, Inc., formerly AlliedSignal, Inc. She also previously served in senior financial management positions at Crane Co. and DeKalb Corporation.
      Linda A. Goodspeed was appointed Executive Vice President and Chief Technology Officer in September 2001. Prior to joining the Company, Ms. Goodspeed served as President and Chief Operating Officer of Partminer, Inc., a privately held electronics business-to-business supply chain parts and service company from 2000 to 2001. Beginning her career in engineering with Ford Motor Company in 1984, Ms. Goodspeed moved to Nissan research and development in 1989 and joined General Electric (“GE”) Appliances in 1996. She became GE’s Range Product Development Manager in 1997 and was promoted to Product General Manager in 1999. She also became General Manager in 1999 for Six Sigma, managing a team of 160 GE quality leaders spanning operations across the company.
      Robert J. McDonough was named President and Chief Operating Officer of Worldwide Heating & Cooling in July 2003. Previously, he had served as President, Worldwide Refrigeration and International Operations since 2001. Mr. McDonough joined Heatcraft, Inc., a subsidiary of the Company, in 1990 as a Division Sales Manager, when the Company acquired Larkin Coils. He was named Director of Sales in 1992 and became Vice President and General Manager of the Refrigeration Products Division in 1995. In 2000, he was appointed President, Worldwide Commercial Refrigeration. Mr. McDonough held a number of sales positions at Larkin Coils before becoming National Sales Manager in 1987.
      William F. Stoll, Jr. became Executive Vice President, Chief Legal Officer and Secretary of the Company in March 2004. Most recently, Mr. Stoll served as Executive Vice President and Chief Legal Officer of Borden, Inc. from 1996 to 2003. Prior to his career with Borden, Inc., he worked for 21 years with Westinghouse Electric Corporation, becoming Vice President and Deputy General Counsel in 1993.
      David L. Inman was named Vice President, Controller and Chief Accounting Officer for the Company in 2001. Previously, he served as Vice President and Group Controller of North American Distributed Products from 2000 to 2001. Mr. Inman has held multiple positions in accounting, internal audit and financial systems within the Company since 1978 including Controller of Armstrong Air Conditioning Inc., a subsidiary of the Company.
Item 1A.     Risk Factors
      References in this item to “we,” “our” or “us” refer to Lennox International Inc. and its subsidiaries, unless the context requires otherwise.

Forward-Looking Statements
      This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on information currently available to management as well as management’s assumptions and beliefs. All statements, other than statements of historical fact, included in this Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements identified by the words “may,” “will,” “should,” “plan,” “predict,” “anticipate,” “believe,” “intend,” “estimate” and “expect” and similar expressions. Such statements reflect our current views with respect to future events, based on what we believe are reasonable assumptions; however, such statements are subject to certain risks and uncertainties. In addition to the specific uncertainties discussed elsewhere in this Form 10-K, the risk factors set forth below may affect our performance and results of operations. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those in the forward-looking statements. We disclaim any intention or obligation to update or review any forward-looking statements or information, whether as a result of new information, future events or otherwise.
Risk Factors
      The following risk factors and other information included in this Form 10-K should be carefully considered. We believe these are the principal material risks currently facing our business, however, additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected.

Cooler than Normal Summers and Warmer than Normal Winters May Depress Our Sales.
      Demand for our products and for our services is strongly affected by the weather. Cooler than normal summers depress our sales of replacement air conditioning and refrigeration products and warmer than normal winters have the same effect on our heating products.

Implementation of the New Minimum Efficiency Standard for Residential Air Conditioners Mandated by NAECA Could Adversely Impact Our Results of Operations.
      We are subject to appliance efficiency regulations promulgated under NAECA and various state regulations concerning the energy efficiency of our products. As of January 23, 2006, all residential central air conditioners manufactured after such date must comply with a minimum 13 SEER standard under NAECA. This standard increased the minimum SEER standard by 30 percent. We are currently in compliance with the new standard; however, air conditioning products with ratings lower than 13 SEER manufactured prior to January 23, 2006 can continue to be sold legally after that date. Therefore, quantities of non-13 SEER compliant product that remain in the industry’s distribution pipeline after January 23, 2006 may have an adverse effect on our operating results during the 2006 cooling season. We are unable to predict the extent to which this may occur. Similar new standards are being promulgated for commercial air conditioning and refrigeration equipment. Implementation of the new 13 SEER minimum efficiency standard for residential air conditioners and any new standards for commercial air conditioning and refrigeration equipment could adversely impact our results of operations, due to lower factory productivity, increased costs of production and distribution, potential margin pressures, increased costs related to warranty and product liability claims and higher levels of working capital and we may not be able to realize the price increases required to offset the increases in cost of goods sold.

We May Incur Substantial Costs as a Result of Warranty and Product Liability Claims Which Could Negatively Affect Our Profitability.
      The development, manufacture, sale and use of our products involve risks of warranty and product liability claims. In addition, because we own installing heating and air conditioning dealers in the United

States and Canada, we incur the risk of liability claims for the installation and service of heating and air conditioning products. Our product liability insurance policies have limits that, if exceeded, may result in substantial costs that would have an adverse effect on our future profitability. In addition, warranty claims are not covered by our product liability insurance and certain product liability claims may not be covered by our product liability insurance either.

Our Business Could be Adversely Affected by an Economic Downturn.
      Our business is affected by a number of economic factors, including the level of economic activity in the markets in which we operate. Our sales in the residential and commercial new construction market correlate to the number of new homes and buildings that are built, which in turn is influenced by cyclical factors such as interest rates, inflation, consumer spending habits, employment rates and other macroeconomic factors over which we have no control. In the HVACR business, a decline in economic activity as a result of these cyclical or other factors typically results in a decline in new construction and replacement purchases, which could result in a decrease in our sales and profitability.

We May Not be Able to Compete Favorably in the Highly Competitive HVACR Business.
      Substantially all of the markets in which we operate are highly competitive. The most significant competitive factors we face are product reliability, product performance, service and price, with the relative importance of these factors varying among our product lines. Other factors that affect competition in the HVACR market include the development and application of new technologies, an increasing emphasis on the development of more efficient HVACR products, and new product introductions. Our competitors may have greater financial resources than we have, allowing them to invest in more extensive research and development and/or marketing activity. In addition, our Service Experts segment faces competition from independent dealers and dealers owned by utility companies and other consumer service providers, some of whom may be able to provide their products or services at lower prices than we can. We may not be able to compete successfully against current and future competitors and current and future competitive pressures may cause us to reduce our prices or lose market share, or could negatively affect our cash flow, which could have an adverse effect on our future financial results.

We May Not be Able to Successfully Develop and Market New Products.
      Our future success depends on our continued investment in research and new product development and our ability to commercialize new technological advances in the HVACR industry. If we are unable to continue to successfully develop and market new products or to achieve technological advances on a pace consistent with that of our competitors, our business and results of operations could be adversely impacted.

We Use a Variety of Raw Materials and Components in Our Business and Price Increases or Significant Supply Interruptions Could Increase Our Operating Costs and/or Depress Sales.
      We depend on raw materials, such as copper, aluminum and steel, and components purchased from third parties. We generally concentrate purchases for a given raw material or component with one or two suppliers. Although we believe there are alternative suppliers for all of our key raw material and component needs, if a supplier is unable or unwilling to meet our supply requirements, we could experience supply interruptions or cost increases, either of which could have an adverse effect on our gross profit. In addition, although we regularly pre-purchase a portion of our raw materials at a fixed price each year to hedge against price increases, a large increase in raw materials prices could significantly increase our cost of goods sold. Increases in the prices or quantities of raw materials or components we require or significant supply interruptions could affect the prices we charge for our products and services negatively impacting our competitive position, which may result in depressed sales.

Because a Significant Percentage of Our Workforce is Unionized, We Face Risks of Work Stoppages and Other Labor Relations Problems.
      As of December 31, 2005, approximately 24% of our workforce was unionized. As we expand our operations, we may be subject to increased unionization of our workforce. While we believe our relationships with the unions representing our employees are generally good, the results of future negotiations with these unions and the effects of any production interruptions or labor stoppages could have an adverse effect on our financial results.

We are Subject to Litigation and Environmental Regulations that Could Have an Adverse Effect on Our Results of Operations.
      We are involved in various claims and lawsuits incidental to our business, including those involving product liability, labor relations and environmental matters, some of which claim significant damages. Given the inherent uncertainty of litigation, we cannot be certain that existing litigation or any future adverse developments will not have a material adverse impact on our financial condition. In addition, we are subject to extensive and changing federal, state and local laws and regulations designed to protect the environment. These laws and regulations could impose liability for remediation costs and civil or criminal penalties in cases of non-compliance. Compliance with environmental laws increases our costs of doing business. Because these laws are subject to frequent change, we are unable to predict the future costs resulting from environmental compliance.

Any Future Determination that a Significant Impairment of the Value of Our Goodwill Intangible Asset has Occurred Could Have a Material Adverse Affect on Our Results of Operations.
      As of December 31, 2005, we had goodwill, net of accumulated amortization, of approximately $223.9 million on our Consolidated Balance Sheet. Any future determination that a significant impairment of the value of goodwill has occurred would require a write-down of the impaired portion of unamortized goodwill to fair value, which would reduce our assets and stockholders’ equity and could have a material adverse affect on our results of operations.

We May Not be Able to Successfully Integrate and Operate Businesses that We may Acquire.
      From time to time, we may seek to complement or expand our business through strategic acquisitions. The success of these transactions will depend, in part, on our ability to integrate and operate the acquired businesses profitably. If we are unable to successfully integrate acquisitions with our operations, we may not realize the anticipated benefits associated with such transactions, which could adversely affect our business and results of operations.

Item 1B.	Unresolved Staff Comments
      None.

Item 2.	Properties
      The following chart lists the Company’s major domestic and international manufacturing, distribution and office facilities and indicates the business segment that uses such facilities, the approximate size of such facilities and whether such facilities are owned or leased:

Location	Segment	Approx. Sq. Ft.	Owned/Leased

		(In thousands)
Richardson, TX	Headquarters	311	Owned & Leased
Marshalltown, IA	Residential Heating & Cooling	1,300	Owned & Leased
Bellevue, OH	Residential Heating & Cooling	613	Owned
Blackville, SC	Residential Heating & Cooling	375	Owned
Orangeburg, SC	Residential Heating & Cooling	329	Owned
Grenada, MS	Residential Heating & Cooling	300	Leased
Union City, TN	Residential Heating & Cooling	295	Owned
Lynwood, CA	Residential Heating & Cooling	200	Leased
Orange, CA	Residential Heating & Cooling	67	Leased
Laval, Canada	Residential Heating & Cooling	152	Owned
Des Moines, IA	Residential & Commercial Heating & Cooling	352	Leased
Stuttgart, AR	Commercial Heating & Cooling	500	Owned
Prague, Czech Republic	Commercial Heating & Cooling	161	Owned
Longvic, France	Commercial Heating & Cooling	133	Owned
Mions, France	Commercial Heating & Cooling	129	Owned
Burgos, Spain	Commercial Heating & Cooling	71	Owned
Danville, IL	Refrigeration	322	Owned
Tifton, GA	Refrigeration	232	Owned
Stone Mountain, GA	Refrigeration	145	Owned
Milperra, Australia	Refrigeration	412	Owned
Genas, France	Refrigeration	172	Owned
San Jose dos Campos, Brazil	Refrigeration	160	Owned
Auckland, New Zealand	Refrigeration	80	Owned
Barcelona, Spain	Refrigeration	65	Leased
Krunkel, Germany	Refrigeration	48	Owned
Wuxi, China	Refrigeration	23	Owned
Carrollton, TX	Research & Development facility	130	Owned
      In addition to the properties described above and excluding dealer facilities, the Company leases over 55 facilities in the United States for use as sales offices and district warehouses and additional facilities worldwide for use as sales and service offices and regional warehouses. The vast majority of the Company-owned service center facilities in LII’s Service Experts segment are leased. The Company believes that its properties are in good condition, suitable and adequate for its present requirements and that its principal plants are generally adequate to meet its production needs.

      As previously disclosed, on February 7, 2006, Allied Air Enterprises, a division of LII’s Heating & Cooling business, announced that it has commenced plans to close its current operations in Bellevue, Ohio. The consolidation will be a phased process expected to be completed by the end of the first quarter of fiscal 2007.

Item 3.	Legal Proceedings
      The Company is involved in various claims and lawsuits incidental to its business. In addition, the Company and its subsidiary Heatcraft Inc. have been named in four lawsuits in connection with its former heat transfer operations. The lawsuits allege personal injury resulting from alleged emissions of trichloroethylene, dichloroethylene, and vinyl chloride and other unspecified emissions from the South Plant in Grenada, Mississippi, previously owned by Heatcraft Inc. The Mississippi Supreme Court has ordered that these four lawsuits be severed and transferred to Grenada County. This will require plaintiffs’ counsel to maintain a separate lawsuit for each of the approximately 112 original plaintiffs. Since the court order, there has been no action taken towards instigating the individual lawsuits. It is not possible to predict with certainty the outcome of these matters or an estimate of any potential loss. Based on present knowledge, management believes that it is unlikely that any final resolution of these matters will result in a material liability for the Company.
      In March 2004, the Company announced that the Audit Committee of the Company’s Board of Directors initiated an independent inquiry into certain accounting matters related to the Company’s Canadian service centers in its Service Experts segment. Immediately prior to such announcement, the Company contacted the Fort Worth office of the SEC to inform them of the existence and details of such allegations and the related independent inquiry. Independent counsel for the Audit Committee communicated the results of the independent inquiry to the SEC. On January 31, 2005, the Company announced the SEC investigation was converted to a formal status and the Company continues to fully cooperate with the SEC by producing information and documentation in response to requests from the SEC. The Company is unable to predict the ultimate outcome of this matter.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of stockholders of the Company during the fourth quarter of fiscal 2005.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      The Company’s common stock is listed for trading on the New York Stock Exchange under the symbol “LII.” The high and low sales prices for the Company’s common stock for each quarterly period during 2005 and 2004 were as follows:

	Price Range Per Common Share

	2005		2004

	High	Low	High	Low

First Quarter	$22.99	$19.33	$19.22	$14.75
Second Quarter	22.41	18.65	19.26	15.34
Third Quarter	27.42	20.50	18.31	14.74
Fourth Quarter	30.60	24.81	20.50	13.97
      During 2005 and 2004, the Company declared quarterly cash dividends as set forth below:

	Dividends per
	Common Share

	2005	2004

First Quarter	$0.10	$.095
Second Quarter	0.10	.095
Third Quarter	0.10	.095
Fourth Quarter	0.11	.100

Fiscal Year	$0.41	$0.385

      The amount and timing of dividend payments are determined by the Company’s Board of Directors and subject to certain restrictions under the Company’s credit agreements. As of the close of business on February 27, 2006, there were approximately 879 record holders of the Company’s common stock.
      The Company expects quarterly dividends will continue to be paid in 2006. On March 13, 2006, the Company’s Board of Directors approved a cash dividend of $0.11 per share of outstanding common stock. The dividend will be paid on April 7, 2006 to all common stockholders of record as of March 24, 2006.
      On September 19, 2005, the Company announced that the Board of Directors (i) authorized a stock repurchase program, pursuant to which the Company may repurchase up to ten million shares of the Company’s common stock, from time to time, through open market-purchases; and (ii) terminated a prior repurchase program that was announced November 2, 1999. In the fourth quarter of 2005, the Company made the following repurchases of common stock under the new stock repurchase program:

			Total Number of	Maximum Number
	Total		Shares Purchased as	of Shares that may
	Number of	Average Price	Part of Publicly	yet be Purchased
	Shares	Paid per Share	Announced Plans or	Under the Plans or
Period	Purchased	(including fees)	Programs	Programs

October 1 through October 31	—	$—	—	10,000,000
November 1 through November 30	447,400	$28.65	447,400	9,552,600
December 1 through December 31	—	$—	—	9,552,600

Total	447,400	$28.65	447,400	9,552,600

Item 6.	Selected Financial Data (unaudited)
      The table below shows the selected financial data of the Company for the five years ended December 31, 2005:

	For the Year Ended December 31,

	2005	2004	2003	2002	2001

	(In millions, except per share data)
Statements of Operations Data
Net Sales	$3,366.2	$2,982.7	$2,789.9	$2,727.4	$2,802.7
Operational (Loss) Income From Continuing Operations	253.4	(36.6)	157.8	101.3	(7.3)
Income (Loss) From Continuing Operations	152.1	(93.5)	86.7	(209.5)	(46.6)
Net Income (Loss)	150.7	(134.4)	86.4	(203.5)	(40.6)
Diluted Earnings (Loss) Per Share From Continuing Operations	2.13	(1.56)	1.36	0.66	(0.83)
Dividends Per Share	0.41	0.385	0.38	0.38	0.38
Other Data
Capital Expenditures	$63.3	$40.3	$39.7	$22.4	$16.6
Research & Development Expenses	40.3	37.6	38.0	38.2	37.3
Balance Sheet Data
Total Assets	$1,737.6	$1,518.6	$1,720.1	$1,510.9	$1,793.4
Total Debt	120.5	310.5	362.3	379.9	517.8
Stockholders’ Equity	794.4	472.9	577.7	433.6	654.0
      In 2004, the Company recorded a non-cash goodwill impairment charge of $208.0 million, which is included as a component of operating income in the accompanying Consolidated Statements of Operations. Upon the adoption of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”) on January 1, 2002, the Company recorded a $283.7 million ($247.9 million, net of tax) goodwill impairment charge. See further discussion in Note 2 — Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements.

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
      LII’s customers include distributors, installing dealers, property owners, national accounts and original equipment manufacturers. LII recognizes sales revenue when products are shipped or when services are rendered. The demand for LII’s products and services is influenced by national and regional economic and demographic factors, such as interest rates, the availability of financing, regional population and employment trends, new construction, general economic conditions and consumer confidence. In addition to economic cycles, demand for LII’s products and services is seasonal and dependent on the weather. Hotter than normal summers generate strong demand for replacement air conditioning and refrigeration products and services and colder than normal winters have the same effect on heating products and services. Conversely, cooler than normal summers and warmer than normal winters depress HVACR sales and services.
      The principal components of cost of goods sold in LII’s manufacturing operations are component costs, raw materials, factory overhead, labor and estimated costs of warranty expense. In LII’s Service Experts segment, the principal components of cost of goods sold are equipment, parts and supplies and labor. The principal raw materials used in LII’s manufacturing processes are steel, copper and aluminum. Higher prices for these commodities and related components continue to present a challenge to LII. Commodity prices and related component costs in LII’s manufacturing businesses increased by approximately $67 million for the year ended December 31, 2005 compared to the same period in 2004. LII mitigated the impact of higher commodity prices in 2005 through a combination of price increases, commodity futures contracts, improved production efficiency and cost reduction initiatives. Warranty expense is estimated based on historical trends and other factors.
      Continuing to improve the performance of the Service Experts business segment remains a top priority of LII’s management. Initiatives within the Service Experts business segment in 2005 included increasing focus on revenue generating activities and continuing to strengthen the leadership at Service Experts through its general manager development program. This general manager development program graduated its first class in the latter part of 2004 and its second class during the first quarter of 2005. A third class graduated during the fourth quarter of 2005. These general managers have assumed leadership positions at dealer service centers.
      Notable events impacting LII’s financial condition and results of operations in 2005 include, without limitation, the following:

•	Due to competitive cost pressures, on April 4, 2005, Lennox Hearth Products Inc., a subsidiary of the Company, commenced plans to relocate its Whitfield pellet stove and Lennox cast iron stove product lines from Burlington, Washington to a third party production facility in Juarez, Mexico, discontinue its existing steel wood stove line manufactured in Burlington and close the Burlington facility. These actions were substantially complete as of December 31, 2005. In connection with the plant closure, the Company recorded pre-tax restructuring charges of $2.4 million for the year ended December 31, 2005, which are included in Restructuring Charge in the accompanying Consolidated Statements of Operations. The tax benefit of this charge was $0.8 million.

•	On June 7, 2005, the Company completed the sale of its 45% interest in its heat transfer joint venture to Outokumpu Copper Products OY of Finland (Outokumpu) for $39.3 million and the Company recorded a pre-tax gain of $9.3 million for the year ended December 31, 2005, which is included in (Gains), Losses and Other Expenses, Net in the accompanying Consolidated Statements of Operations. The income tax provision on this gain was $2.3 million. In connection with the sale, the Company entered into an agreement with Outokumpu related to joint remediation of certain existing environmental matters. In conjunction with the new agreement, the Company updated its estimate of its portion of the on-going remediation costs and recorded pre-tax expenses of $2.2 million for the year ended December 31, 2005. The income tax benefit of the remediation expenses was $0.8 million.

•	As of July 1, 2005, LII adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), using the modified-prospective-transition method. The cumulative effect of the change in accounting principle related to the adoption of SFAS No. 123R was not material for the year ended December 31, 2005. Under the standard, companies are required to recognize compensation cost for share-based compensation issued to or purchased by employees, net of estimated forfeitures, under stock-based compensation plans using a fair-value-based method effective not later than January 1, 2006. As permitted by SFAS No. 123R, the Company adopted the standard early. For more information, see Note 2 — Summary of Significant Accounting Policies — Stock-Based Compensation in the Notes to Consolidated Financial Statements.

•	On September 7, 2005, the Company called for redemption all of its outstanding 6.25% convertible subordinated notes due 2009 (“Convertible Notes”) on October 7, 2005. The redemption price was

103.571% of the principal amount, plus accrued and unpaid interest to the redemption date. As of September 7, 2005, there was $143.75 million aggregate principal amount of Convertible Notes outstanding, which could be converted into the Company’s common stock at a rate of 55.2868 shares of common stock per $1,000 principal amount of Convertible Notes at anytime before the close of business on the business day prior to the redemption date. As of October 6, 2005, the holders of all of the Convertible Notes had converted the Convertible Notes into an aggregate of approximately 7.9 million shares of common stock.

•	On September 19, 2005, LII announced its Board of Directors had authorized a stock repurchase program, pursuant to which the Company may repurchase up to ten million shares of its common stock, and had terminated a prior repurchase program that was announced November 2, 1999. Purchases under the stock repurchase program are made on an open-market basis at prevailing market prices. The timing of any repurchases depends on market conditions, the market price of LII’s common stock and management’s assessment of the company’s liquidity needs and investment requirements and opportunities. No time limit was set for completion of the program and there is no guarantee as to the exact number of shares that will be repurchased. As of December 31, 2005, LII had repurchased 447,400 shares of its common stock.

•	In 2005, management successfully managed the transition to the new National Appliance Energy Conservation Act regulation requiring a 13 seasonal energy efficiency rating, or “SEER,” standard for residential central air conditioners. This standard, which applies to central air conditioners manufactured after January 23, 2006, increased by 30 percent the minimum SEER standard that applied to models produced prior to January 23, 2006. Although this new standard created several engineering, manufacturing and marketing challenges for the Company, the Company successfully met the new regulation by January 23, 2006. Air-conditioning products with ratings lower than 13 SEER manufactured prior to January 23, 2006 can continue to be sold legally after such date. It is possible that quantities of non-13 SEER compliant product may remain in the industry’s distribution pipeline after January 23, 2006 and this may have an adverse effect on operating results during the 2006 cooling season. However, management is unable to predict the extent to which this may occur. The Company used the new standard as an opportunity to redesign its entire line of cooling products to standardize product platforms across its brands and to integrate other improvements in its products. For the twelve months ended December 31, 2005, expenditures for property, plant and equipment (“Capital Spending”) of $63.3 million were driven in part by expenditures in connection with this redesign effort. The Company expects carry-over Capital Spending of approximately $3.9 million related to this redesign effort to occur early in 2006.

      At December 31, 2005 and 2004, LII’s projected benefit obligation for its pension plans exceeded the fair value of the plans’ assets by $69.6 million and $75.9 million, respectively. These unfunded obligations may fluctuate due to changes in discount rates, changes in assumptions and estimates and changes in investment returns of plan assets. LII’s pension expense has increased from $10.0 million for the year ended December 31, 2004 to $11.0 million for the year ended December 31, 2005. LII is projecting an additional $1 million to $2 million of pension expense in 2006 based on updated mortality tables and demographic assumptions and discount rate and return on plan assets assumptions of 5.75% and 8.25%, respectively.
      LII’s annual pension expense is determined in accordance with the actuarial and accounting requirements of Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions”, and No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, and cannot be finalized until year-end. In future years beyond 2006, LII expects pension expense to stabilize and then decrease as contributions are made, assuming a constant 5.75% discount rate and an 8.25% return on plan assets.
      LII expects to make required contributions to its pension plans to maintain the funded status in future years. Due to the fluid nature of current pension funding law, LII cannot currently determine the amount or timing of these contributions. The cash flow required to fund the plans in accordance with minimum funding standards is not expected to impact LII’s ability to operate. For the year ended December 31, 2005, LII’s employer contribution to its pension plans totaled $29.8 million, of which $25.2 million was discretionary. LII will evaluate additional discretionary contributions throughout 2006; however, no discretionary contributions for 2006 are planned at this time.
      LII’s fiscal year ends on December 31 and its interim fiscal quarters are each comprised of 13 weeks. For convenience, throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the 13-week periods comprising each fiscal quarter are denoted by the last day of the calendar quarter.
Accounting for Futures Contracts
      In connection with the completion of 2005 year-end procedures related to the accounting for futures contracts for copper and aluminum, the Company determined that these futures contracts, previously designated as cash flow hedges, did not qualify for hedge accounting under Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), as the Company’s documentation did not meet the criteria specified by SFAS No. 133 in order for the hedging instruments to qualify for cash flow designation. This determination resulted in two different types of adjustments to the Company’s consolidated financial statements for the year ended December 31, 2005.
      First, the Company recorded an unrealized gain of $23.3 million pre-tax, or $14.9 million after-tax, in (Gains), Losses and Other Expenses, net in the accompanying Consolidated Statements of Operations. This resulted in an increase in net income of $6.1 million, or $0.08 per share, in the first quarter of 2005, which included $6.4 million of net income impact related to open futures contracts as of December 31, 2004. Additionally, this resulted in a decrease in net income of $3.5 million, or $0.05 per share, in the second quarter of 2005; and an increase in net income of $6.3 million, or $0.09 per share, in the third quarter of 2005, by releasing amounts previously recorded in the Accumulated Other Comprehensive Income (Loss) component of Stockholders’ Equity. The cumulative impact to previously reported earnings for the nine-month period ended September 30, 2005 is an increase of $8.9 million. A positive impact to net income of $6.0 million, or $0.08 per share, also resulted in the fourth quarter of 2005. The Company had previously recorded this unrealized gain in Accumulated Other Comprehensive Income in the accompanying Consolidated Balance Sheets.
      Second, the Company realized gains of $16.7 million pre-tax, or $10.7 million after-tax, related to settled futures contracts, which are also recorded in (Gains), Losses and Other Expenses, net in the accompanying Consolidated Statements of Operations. Of these gains, $8.8 million was previously included in Cost of Goods Sold for the nine-month period ended September 30, 2005 and should have been included in (Gains), Losses and Other Expenses, net in the accompanying Consolidated Statements of Operations. The amounts that had been included in Cost of Goods Sold were $2.0 million, $2.8 million, and $4.0 million for the first, second, and third quarters of 2005, respectively, and had no impact on previously reported net income. For the fourth quarter of 2005, and $8.0 million gain was recorded in (Gains), Losses and Other Expenses, net.

      These adjustments did not affect the Company’s cash flows and the impact on results for all periods presented prior to 2005 was not material. As a result of these adjustments, the Company’s Consolidated Statements of Operations for the quarters ended March 31, June 30, and September 30, 2005 and the Consolidated Balance Sheets as of March 31, June 30, and September 30, 2005 were restated. The following table provides the impact on previously reported amounts within the Company’s first, second and third quarters of 2005 related to the Company’s accounting for futures contracts for copper and aluminum. Amounts are in millions and items in parenthesis represent a decrease from the amounts previously reported.

	For the Three Months Ended

	March 31,	June 30,	September 30,
	2005	2005	2005

	Increase/(Decrease)
Cost of goods sold	$2.0	$2.8	$4.0
Gross profit	(2.0)	(2.8)	(4.0)
Realized gains on settled futures contracts previously included in cost of goods sold	2.0	2.8	3.9
Unrealized gains (losses) on open futures contracts previously included in accumulated other comprehensive income (loss)	9.5	(5.5)	10.1
(Gains), losses and other expenses, net	11.5	(2.7)	14.0
Operation income from continuing operations	9.5	(5.5)	10.0
Income from continuing operations before income taxes and cumulative effect of accounting change	9.5	(5.5)	10.0
Provision for income taxes previously included in accumulated other comprehensive income (loss)	3.4	(2.0)	3.7
Income from continuing operations before cumulative effect of accounting change	6.1	(3.5)	6.3
Income from continuing operations	6.1	(3.5)	6.3
Net income and retained earnings	6.1	(3.5)	6.3

Results of Operations
      The following table sets forth, as a percentage of net sales, LII’s statement of income data for the years ended December 31, 2005, 2004 and 2003:

	Years Ended December 31,

	2005	2004	2003

Net sales	100.0%	100.0%	100.0%
Cost of good sold	67.1	66.6	66.2

Gross profit	32.9	33.4	33.8
Selling, general and administrative expense	26.8	27.7	28.1
(Gains) losses and other expenses, net	(1.5)	—	0.1
Restructuring charge	0.1	—	—
Goodwill impairment	—	6.9	—

Operational income (loss) from continuing operations	7.5	(1.2)	5.6
Interest expense, net	0.5	0.9	1.0
Other income	—	—	(0.1)

Income (loss) from continuing operations before income taxes and cumulative effect of accounting change	7.0	(2.1)	4.7
Provision for income taxes	2.5	1.0	1.6

Income (loss) from continuing operations before cumulative effect of accounting change	4.5	(3.1)	3.1

Cumulative effect of accounting change	—	—	—

Discontinued operations:
Loss from operations of discontinued operations	—	1.3	—
Income tax benefit	—	(0.3)	—
Loss on disposal of discontinued operations	—	0.5	—
Income tax benefit	—	(0.1)	—

Loss from discontinued operations	—	1.4	—

Net income (loss)	4.5%	(4.5)%	3.1%

      The following table sets forth net sales by business segment and geographic market (dollars in millions):

	Year Ended December 31,

	2005		2004		2003

	Amount	%	Amount	%	Amount	%

Business Segment:
Residential	$1,685.8	50.1%	$1,419.8	47.6%	$1,358.7	48.7%
Commercial	651.7	19.3	580.8	19.5	508.4	18.2

Heating & Cooling	2,337.5	69.4	2,000.6	67.1	1,867.1	66.9
Service Experts	641.4	19.1	611.7	20.5	611.3	21.9
Refrigeration	467.2	13.9	444.7	14.9	387.2	13.9
Corporate and other	—	—	—	—	—	—
Eliminations	(79.9)	(2.4)	(74.3)	(2.5)	(75.7)	(2.7)

Total net sales	$3,366.2	100.0%	$2,982.7	100.0%	$2,789.9	100.0%

Geographic Market:
U.S.	$2,603.0	77.3%	$2,254.8	75.6%	$2,135.1	76.5%
International	763.2	22.7	727.9	24.4	654.8	23.5

Total net sales	$3,366.2	100.0%	$2,982.7	100.0%	$2,789.9	100.0%

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Net Sales
      Net sales increased $383.5 million, or 12.9%, to $3,366.2 million for the year ended December 31, 2005 from $2,982.7 million for the same period in 2004. Excluding the favorable impact of foreign currency translation, net sales increased $354.6 million, or 11.9%, compared to the same period in 2004. Net sales were higher in all of the Company’s business segments for the year ended December 31, 2005, compared to the year ended December 31, 2004.
      Net sales in the Residential Heating & Cooling business segment increased $266.0 million, or 18.7%, to $1,685.8 million for the year ended December 31, 2005 from $1,419.8 million for the year ended December 31, 2004. Excluding the favorable impact of foreign currency translation, net sales increased $256.9 million, or 18.1%, compared to the year ended December 31, 2004. All units within the segment achieved net sales increases, led by strong sales of HVAC equipment. LII’s Residential Heating & Cooling businesses also benefited from favorable weather in 2005 during the cooling season as well as price increases in response to higher commodity prices. According to the National Oceanic and Atmospheric Administration’s Climate Prediction Center, total U.S. cooling degree days from January 2005 through December 2005, on a population-weighted basis, were 19% above normal and 15% above the same period in 2004. Overall, LII’s Residential Heating & Cooling business segment outperformed the market. According to the Air-Conditioning and Refrigeration Institute, U.S. factory shipments of unitary air conditioners and heat pumps were up 16% from January 2005 through December 2005, compared to the same period in 2004.
      Net sales in the Commercial Heating & Cooling business segment increased $70.9 million, or 12.2%, to $651.7 million for the year ended December 31, 2005, compared to the year ended December 31, 2004. After excluding the favorable impact of foreign currency translation, net sales increased $67.0 million, or 11.5%, compared to the year ended December 31, 2004. The increase in net sales was due primarily to strong domestic sales growth, particularly in sales to national accounts and to commercial mechanical contractors, and to price increases in response to higher commodity prices. After excluding the impact of foreign currency translation, net sales in the Company’s European operations for the year ended December 31, 2005 were slightly higher compared to the same period in 2004.

      Net sales in the Service Experts business segment increased $29.7 million, or 4.9%, to $641.4 million for the year ended December 31, 2005 from $611.7 million for the year ended December 31, 2004. Net sales increased $22.0 million, or 3.6%, after excluding the favorable impact of foreign currency translation. The increase in net sales was due primarily to favorable weather during the cooling season.
      Refrigeration business segment net sales increased $22.5 million, or 5.1%, to $467.2 million for the year ended December 31, 2005 compared to $444.7 million for the year ended December 31, 2004. After excluding the impact of foreign currency translation, net sales increased $12.8 million, or 2.9%, for the year ended December 31, 2005 compared to the same period in 2004. North and South America had higher net sales due primarily to growth in original equipment manufacturer sales that service the supermarket, walk-in refrigeration and cold storage market segments, as well as price increases in response to higher commodity prices. After excluding the impact of foreign currency translation, net sales were lower in the Company’s Asia Pacific operations and flat in the Company’s European operations.

Gross Profit
      Gross profit was $1,108.0 million for the year ended December 31, 2005, compared to $997.5 million for the year ended December 31, 2004, an increase of $110.5 million. Gross profit margin declined to 32.9% for the year ended December 31, 2005 from 33.4% in the same period in 2004. The decline was due to the realization of $16.7 million of gains related to settled futures contracts included in (gains), losses and other expenses, net rather than cost of goods sold. See “Accounting for Futures Contracts” above. If the Company had included these realized gains of $16.7 million in cost of goods sold, gross profit would have been $1,124.7 million and gross profit margin would have been 33.4% for the year ended December 31, 2005.
      Higher costs were incurred by LII’s manufacturing businesses as prices for commodities and related components increased by approximately $67 million for the year ended December 31, 2005, compared to the same period in 2004. LII was able to offset higher commodity prices through price increases. Last in, first out (“LIFO”) inventory liquidations did not have a material impact on gross profit margins for all periods presented. The Company’s gross profit margin may not be comparable to the gross profit margin of other entities because some entities include all of the costs related to their distribution network in cost of goods sold, whereas the Company excludes a portion of such costs from gross profit margin, including such costs in the Selling, General and Administrative Expense (“SG&A”) line item instead. For more information, see Note 2 — Summary of Significant Accounting Policies — Shipping and Handling in the Notes to Consolidated Financial Statements.

Selling, General and Administrative Expense
      SG&A expenses were $902.4 million for the year ended December 31, 2005, an increase of $76.3 million, or 9.2%, from $826.1 million for the year ended December 31, 2004. The $76.3 million increase in SG&A expenses was due primarily to higher distribution, selling and marketing expenses of $56.4 million driven by higher sales volumes, unfavorable foreign currency translation (part of which is included in the higher distribution, selling and marketing expenses), higher expenses for short-term and long-term incentive compensation programs due to improved LII financial performance coupled with a higher LII common stock price and expenses associated with personnel changes. As a percentage of total net sales, SG&A expenses declined to 26.8% for the year ended December 31, 2005 from 27.7% for the year ended December 31, 2004. The Company has no significant concentration of credit risk among its diversified customer base.

(Gains), Losses and Other Expenses, Net
      (Gains), losses and other expenses, net were $(50.2) million for the year ended December 31, 2005 and zero for the year ended December 31, 2004. For the year ended December 31, 2005, (gains), losses and other expenses, net included the following (in millions):

	Year Ended December 31, 2005

	Pre-tax	Tax (Benefit)	After-tax
	(Gain) Loss	Provision	(Gain) Loss

Realized gains on settled futures contracts	$(16.7)	$6.0	$(10.7)
Unrealized gains on open futures contracts	(23.3)	8.4	(14.9)
Gain on sale of LII’s 45% interest in its heat transfer joint venture to Outokumpu	(9.3)	2.3	(7.0)
Estimated on-going remediation costs in conjunction with the joint remediation agreement LII entered into with Outokumpu	2.2	(0.8)	1.4
Other items, net	(3.1)	0.2	(2.9)

(Gains), losses and other expenses, net	$(50.2)	$16.1	$(34.1)

Restructuring Charge
      Due to competitive cost pressures, on April 4, 2005, Lennox Hearth Products Inc., a subsidiary of the Company, commenced plans to relocate its Whitfield pellet stove and Lennox cast iron stove product lines from Burlington, Washington to a third party production facility in Juarez, Mexico, discontinue its existing steel wood stove line manufactured in Burlington and close the Burlington facility. These actions were substantially complete as of December 31, 2005. In connection with the plant closure, the Company recorded a pre-tax restructuring charge of $2.4 million for the year ended December 31, 2005. The tax benefit of this charge was $0.8 million.

Goodwill Impairment
      Goodwill impairment represents a pre-tax, non-cash, charge of $208.0 million for the year ended December 31, 2004 in the Company’s Service Experts business segment, where lower than expected operating results occurred. The tax benefit of this charge was $23.2 million. During the first quarter of 2004, the Company conducted fair-value-based tests, which are required at least annually by SFAS No. 142, and determined that the carrying value of Service Experts’ goodwill exceeded its fair value. These fair-value-based tests were applied to all Service Experts service centers before consideration of the divestitures previously announced as part of the Company’s Service Experts turnaround plan. An additional $14.8 million of pre-tax goodwill impairment is included in the $38.9 million pre-tax Loss from Operations of Discontinued Operations discussed below resulting in a total pre-tax goodwill impairment charge of $222.8 million for the year ended December 31, 2004. During the first quarter of 2005, LII performed its annual goodwill impairment test and determined that no further goodwill impairment was necessary.

Interest Expense, Net
      Interest expense, net, decreased $11.8 million from $27.2 million for the year ended December 31, 2004 to $15.4 million for the year ended December 31, 2005. The lower interest expense was due primarily to lower average debt levels, the absence of $1.9 million of make-whole expenses for the year ended December 31, 2004 related to the Company’s $35 million pre-payment of certain long-term debt in June 2004 and interest income earned on higher average cash and cash equivalents. As of December 31, 2005, total debt of $120.5 million was $190.0 million lower than total debt as of December 31, 2004. As discussed previously, as of October 6, 2005, the holders of the Convertible Notes had converted all of the $143.75 million aggregate principal amount of Convertible Notes into an aggregate of approximately 7.9 million shares of common stock.

As of December 31, 2005, cash and cash equivalents of $213.5 million was $152.6 million higher than cash and cash equivalents as of December 31, 2004.

Other (Income) Expense
      Other (income) expense was $3.0 million for the year ended December 31, 2005, compared to ($0.8) million for the same period in 2004. The increase in other expense was due primarily to foreign currency exchange losses, which relate principally to the Company’s operations in Canada, Australia and Europe.

Provision for Income Taxes
      The provision for income taxes on continuing operations was $83.0 million for the year ended December 31, 2005 compared to a provision for income taxes on continuing operations of $30.5 million for the year ended December 31, 2004. The effective tax rate on continuing operations was 35.3% and (48.4)% for the years ended December 31, 2005 and December 31, 2004, respectively. Excluding the impact of goodwill impairment, the provision for income taxes on continuing operations would have been $53.7 million for the year ended December 31, 2004 and the effective tax rate on continuing operations would have been 37.0% for the year ended December 31, 2004. These effective rates differ from the statutory federal rate of 35% principally due to state and local taxes, non-deductible expenses, foreign operating losses for which no tax benefits have been recognized and foreign taxes at rates other than 35%.
      On June 30, 2005, Ohio enacted legislation changing its tax system. As a result of this legislation and in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, a provision for income taxes of $1.6 million was recorded for the year ended December 31, 2005.
      The American Jobs Creation Act (“AJCA”) was signed into law on October 22, 2004. The AJCA provided an opportunity to repatriate foreign earnings and claim an 85% dividend received deduction against the repatriated amount. The Company evaluated the potential effects of repatriation and determined not to repatriate earnings under this provision.

Cumulative Effect of Accounting Change, Net
      As discussed previously, effective July 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123R using the modified-prospective-transition method. The cumulative effect of change in accounting principle related to the adoption of SFAS No. 123R was not material for the year ended December 31, 2005.
      In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations — An Interpretation of FASB Statement No. 143” (“FIN No. 47”), which was effective for the Company as of December 31, 2005. This interpretation provides additional guidance as to when companies should record the fair value of a liability for a conditional asset retirement obligation when there is uncertainty about the timing or method of settlement of the obligation. The cumulative effect of the change in accounting related to the adoption of FIN No. 47 was not material for the year ended December 31, 2005.
      The cumulative effect of change in accounting related to the adoption of SFAS No. 123R and FIN No. 47 was after-tax income of $0.1 million for the year ended December 31, 2005.

Loss from Discontinued Operations
      In the first fiscal quarter of 2004, the Company’s Board of Directors approved a turnaround plan designed to improve the performance of its Service Experts business segment. The plan realigned Service Experts’ dealer service centers to focus on service and replacement opportunities in the residential and light commercial markets. LII identified approximately 130 centers, whose primary business is residential and light commercial service and replacement, to comprise the ongoing Service Experts business segment. As of December 31, 2004, the Company had divested the remaining 48 centers.

      Under SFAS No. 144, the operating results of the 48 centers that are no longer a part of the Service Experts business segment for all periods presented are reported as Discontinued Operations in LII’s Consolidated Statements of Operations. The following table details the Company’s pre-tax loss from discontinued operations for the years ended December 31, 2005 and 2004, as well as the cumulative pre-tax loss incurred through December 31, 2005 (in millions):

			Cumulative
			Incurred
	Year Ended	Year Ended	through
	December 31,	December 31,	December 31,
	2005	2004	2005

Goodwill impairment	$—	$14.8	$14.8
Impairment of property, plant and equipment	—	3.1	3.1
Operating loss	—	14.9	14.9
Other divestiture costs	2.0	6.1	8.1

Subtotal	2.0	38.9	40.9
Loss on disposal of centers	0.1	14.9	15.0

Total loss from discontinued operations before income tax	$2.1	$53.8	$55.9

      The pre-tax loss of $2.0 million from discontinued operations for the year ended December 31, 2005 was primarily related to salary, severance, legal and other related expenses. Any future additional expenses are not expected to be material. The income tax benefit on discontinued operations was $0.7 million and $12.9 million for the years ended December 31, 2005 and 2004, respectively. The income tax benefit on discontinued operations for the year ended December 31, 2004 of $12.9 million includes a $1.6 million tax benefit related to goodwill impairment. Through December 31, 2005, cumulative proceeds from the sale of the 48 centers totaled $25.8 million.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Net Sales
      Net sales increased $192.8 million, or 6.9%, to $2,982.7 million for the year ended December 31, 2004 from $2,789.9 million for the same period in 2003. Excluding the favorable impact of foreign currency translation, net sales increased $130.7 million, or 4.7%, compared to the same period in 2003. Excluding the favorable impact of foreign currency translation, net sales were higher in all of the Company’s business segments, with the exception of Service Experts.
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

Gross Profit
      Gross profit was $997.5 million for the year ended December 31, 2004 compared to $943.3 million for the year ended December 31, 2003, an increase of $54.2 million, or 5.7%. Gross profit margin declined to 33.4% from 33.8% for the year ended December 31, 2004 compared to the same period in 2003. The decline in gross profit margin was due primarily to declines in the Company’s Residential Heating & Cooling and Service Experts’ business segments as well as higher commodity prices overall. Although commodity prices, and related component costs, in LII’s manufacturing businesses increased by approximately $47 million for the year ended December 31, 2004 compared to the same period in 2003, LII partially mitigated the impact of rising commodity prices in 2004 through a combination of improved production efficiency, cost reduction initiatives, hedging programs and price increases.
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
      LIFO inventory liquidations did not have a material impact on gross profit margins for all periods presented. The Company’s gross profit margin may not be comparable to the gross profit margin of other entities because some entities include all of the costs related to their distribution network in cost of goods sold, whereas the Company excludes a portion of such costs from gross profit margin, including such costs in the SG&A line item instead. For more information, see Note 2 — Summary of Significant Accounting Policies — Shipping and Handling in the Notes to Consolidated Financial Statements.

Selling, General and Administrative Expense
      SG&A expenses were $826.1 million for the year ended December 31, 2004, an increase of $42.5 million, or 5.4%, from $783.6 million for the year ended December 31, 2003. Of the $42.5 million increase in SG&A expenses, approximately $16 million was due to unfavorable foreign currency translation, $11 million due to consulting fees in connection with Sarbanes-Oxley compliance, $7 million due to investigation costs related to the Service Experts operations and $1.6 million for a prior period adjustment relating to a Canadian currency translation account in 2003. Higher freight and commissions due primarily to higher sales volumes, higher distribution and selling expenses and cost increases in overhead expenses accounted for the remaining portion of the increase in SG&A. As a percentage of total net sales, SG&A expenses improved to 27.7% for the year ended December 31, 2004 compared to 28.1% for the year ended December 31, 2003. The Company has no significant concentration of credit risk among its diversified customer base.

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

(Gain), Losses and Other Expenses, Net
      (Gains), losses and other expenses, net were a pre-tax expense of $1.9 million for the year ended December 31, 2003 which included a pre-tax expense of $3.4 million for reserve requirements related to the Company’s heat transfer joint venture agreement the Company entered into with Outokumpu during the third quarter of 2002, pre-tax expenses totaling $2.6 million from the loss on the sale of a HVAC distributor in the Company’s Residential Heating & Cooling business segment and other expenses partially offset by a $2.4 million pre-tax gain on the sale of the Company’s Electrical Products Division and a $1.7 million pre-tax gain on the sale of a manufacturing facility in Europe in the Company’s Refrigeration business segment.

Interest Expense, Net
      Interest expense, net for the year ended December 31, 2004 decreased $1.2 million from $28.4 million for the year ended December 31, 2003. The lower interest expense was due primarily to lower average debt levels partially offset by $1.9 million of expenses related to the Company’s $35 million pre-payment of certain long-term debt in June 2004. The $35 million long-term debt pre-payment was scheduled to be repaid in the third quarter of 2005. As of December 31, 2004, total debt of $310.5 million was $51.8 million lower than total debt as of December 31, 2003.

Other (Income) Expense
      Other (income) expense was ($0.8) million for the year ended December 31, 2004 and ($2.4) million in 2003. Other (income) expense includes foreign currency exchange gains, which relate principally to the Company’s operations in Canada, Australia and Europe, and expenses related to minority interest holders.

Provision for Income Taxes
      The provision for income taxes on continuing operations was $30.5 million for the year ended December 31, 2004 compared to a provision for income taxes on continuing operations of $45.1 million for the year ended December 31, 2003. The effective tax rate on continuing operations was (48.4%) and 34.2% for the year ended December 31, 2004 and December 31, 2003, respectively. Excluding the impact of goodwill impairment, the provision for income taxes on continuing operations would have been $53.7 million for the year ended December 31, 2004 and the effective tax rate on continuing operations would have been 37.0% for the year ended December 31, 2004. These effective rates differ from the statutory federal rate of 35% principally due to state and local taxes, non-deductible expenses, foreign operating losses for which no tax benefits have been recognized and foreign taxes at rates other than 35%.

Loss from Discontinued Operations
      In the first fiscal quarter of 2004, the Company’s Board of Directors approved a turnaround plan designed to improve the performance of its Service Experts business segment. The plan realigned Service Experts’ dealer service centers to focus on service and replacement opportunities in the residential and light commercial markets. LII identified approximately 130 dealer service centers, whose primary business is residential and light commercial service and replacement, to comprise the ongoing Service Experts business segment. As of December 31, 2004, the Company had divested the remaining 48 centers.
      Under SFAS No. 144, the operating results of the 48 centers that are no longer a part of the Service Experts business segment for all periods presented are reported as Discontinued Operations in LII’s Consolidated Statements of Operations. The following table details the Company’s pre-tax loss from discontinued operations for the year ended December 31, 2004 (in millions):

Year Ended
December 31,
2004

Goodwill impairment	$14.8
Impairment of property, plant and equipment	3.1
Operating loss	14.9
Other divestiture costs	6.1

Subtotal	38.9
Loss on disposal of centers	14.9

Total loss from discontinued operations before income tax	$53.8

      No specific reserves were created as a result of the turnaround plan. The income tax benefit on discontinued operations was $12.9 million for the year ended December 31, 2004, which includes a $1.6 million income tax benefit related to the goodwill impairment. Through December 31, 2004, proceeds from the sale of the 48 centers totaled $23.3 million.
Liquidity, Capital Resources and Off-Balance Sheet Arrangements
      LII’s working capital and capital expenditure requirements are generally met through net cash provided by operations, bank lines of credit and a revolving period asset securitization arrangement. Working capital needs are more extensive in the first and second quarter due to the seasonal nature of the Company’s business cycle.
      As of December 31, 2005, the Company’s debt-to-total-capital ratio was 13%, down from 40% as of December 31, 2004 primarily due to the redemption of the Convertible Notes and the repayment of debt.
      During 2005, cash provided by operations was $228.7 million, compared to $57.4 million in 2004 and $56.7 million in 2003, respectively. If the effects of the Company’s asset securitization program were excluded, the comparison would have been $228.7 million cash provided by operations in 2005 compared to $57.4 million cash provided by operations in 2004 and $(42.3) million cash used in operations in 2003. The increase in cash from operations in 2005 is a reflection of higher earnings and process improvements related to working capital in 2005 as compared to 2004.
      Net cash used in investing activities was $20.8 million in 2005 compared to $17.9 million and $22.4 million in 2004 and 2003, respectively. Net cash used in investing activities in 2005 includes $39.3 million of proceeds from the sale of the Company’s 45% interest in its heat transfer joint venture to Outokumpu Copper Products OY of Finland. Net cash used in investing activities in 2004 includes $21.8 million of proceeds from the sale of discontinued service centers of the Company’s Service Experts segment.
      Net cash used in financing activities was $56.9 million in 2005 compared to $55.1 million and $31.9 million in 2004 and 2003, respectively. The Company paid a total of $24.8 million in dividends on its common stock in 2005 as compared to $22.8 million and $22.1 million in 2004 and 2003, respectively. Net repayments of long-term debt, short-term borrowings and revolving long-term borrowings totaled approximately $45.5 million in 2005 as compared to $52.3 million and $19.2 million in 2004 and 2003, respectively.
      As of December 31, 2005, $23.1 million of cash and cash equivalents were restricted primarily due to routine check clearing float on customer payments received in lockbox collections and letters of credit issued with respect to the operations of its captive insurance subsidiary, which expire on December 30, 2006. These letter of credit restrictions can be transferred to the Company’s revolving lines of credit, as needed.
      Capital expenditures of $63.3 million, $40.3 million and $39.7 million in 2005, 2004 and 2003, respectively, resulted primarily from purchases of production equipment in the manufacturing plants in the Residential Heating & Cooling and Commercial Heating & Cooling business segments. The Company projects its capital expenditures to increase in 2006 to approximately $70 million primarily due to factory expansion to accommodate continued domestic Commercial Heating & Cooling growth and IT investments for CRM software and the implementation of SAP in Europe.
      As of December 31, 2005, the Company had approximately $27.1 million in unfunded post retirement benefit obligations that relate to the Company’s medical and life insurance benefits to eligible employees. The Company does not intend to pre-fund these obligations at this time. Benefits provided under these plans have been and will continue to be paid as they arise. Employer contributions were $2.4 million, $2.1 million and $2.6 million in 2005, 2004 and 2003, respectively. Based on current information, the Company does not expect a significant change in 2006 and future years. The Company does not expect the cash flow required to pay the benefits under these plans to impact the Company’s ability to operate.
      In June 2004, LII made a pre-payment on its long-term debt of $35 million, which was scheduled to mature in the third quarter of 2005. The pre-payment make-whole amount associated with the debt was $1.9 million and was expensed in 2004.
      As of December 31, 2005, the Company had outstanding long-term debt obligations totaling $119.3 million, which was down from $304.5 million and $358.7 million at December 31, 2004 and 2003, respectively. The amount outstanding as of December 31, 2005 consisted primarily of three issuances of notes with an aggregate principal outstanding of $118.3 million, with interest rates ranging from 6.73% to 8.0% and maturities ranging from 2006 to 2010.
      The Company has bank lines of credit aggregating $427.5 million, of which $1.2 million was borrowed and outstanding and $90.7 million was committed to standby letters of credit at December 31, 2005. Of the remaining $335.6 million, the entire amount was available for future borrowings after consideration of covenant limitations. Included in the lines of credit are several regional facilities and a multi-currency facility governed by agreements between the Company and a syndicate of banks. In July 2005, the Company amended and restated its revolving credit facility to, among other things, increase the borrowing capacity from $225 million to $400 million and extend the maturity date from September 2006 to July 2010. The facility contains certain financial covenants and bears interest at a rate equal to, at the Company’s option, either (a) the greater of the bank’s prime rate or the federal funds rate plus 0.5%, or (b) the London Interbank Offered Rate plus a margin equal to 0.475% to 1.20%, depending upon the ratio of total funded debt-to-adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”), as defined in the facility. The Company pays a facility fee, depending upon the ratio of total funded debt to Adjusted EBITDA, equal to 0.15% to 0.30% of the capacity. The facility includes restrictive covenants that limit the Company’s ability to incur additional indebtedness, encumber its assets, sell its assets and make certain payments, including amounts for share repurchases and dividends. The Company’s facility and promissory notes are secured by the stock of the Company’s major subsidiaries. The facility requires that LII annually and quarterly deliver financial statements, as well as compliance certificates, to the banks within specified time periods.
      On September 7, 2005, the Company called for redemption all of its outstanding 6.25% convertible subordinated notes (“Convertible Notes”) on October 7, 2005. The redemption price was 103.571% of the principal amount. As of September 7, 2005, there was $143.75 million aggregate principal amount of

Convertible Notes outstanding, which could be converted into the Company’s common stock at a rate of 55.2868 shares of common stock per $1,000 principal amount of Convertible Notes at any time before the close of business on the business day prior to the redemption date. As of October 6, 2005, the holders of all of the Convertible Notes had converted the Convertible Notes into an aggregate of approximately 7.9 million shares of common stock.
      On September 19, 2005, LII announced its Board of Directors had authorized a stock repurchase program, pursuant to which the Company may repurchase up to ten million shares of its common stock, and had terminated a prior repurchase program that was announced November 2, 1999. Purchases under the stock repurchase program are made on an open-market basis at prevailing market prices. The timing of any repurchases depends on market conditions, the market price of LII’s common stock and management’s assessment of the Company’s liquidity needs and investment requirements and opportunities. No time limit was set for completion of the program and there is no guarantee as to the exact number of shares that will be repurchased. As of December 31, 2005, the Company had repurchased 447,400 shares of common stock at an average price of $28.65 per share under the stock repurchase program.
      In addition to the revolving and term loans described above, LII utilizes the following financing arrangements in the course of funding its operations:

•	Trade accounts receivable are sold on a non-recourse basis to third parties. The sales are reported as a reduction of the asset “Accounts and Notes Receivable, Net” in the Consolidated Balance Sheets. As of December 31, 2005 and December 31, 2004, respectively, LII had not sold any of such accounts receivable. The receivables are sold at a discount from face value, and this discount aggregated $0.9 million, $2.3 million and $2.9 million in 2005, 2004 and 2003, respectively. The discount expense is shown as a component of “Selling, General and Administrative Expense” in the Consolidated Statements of Operations.

•	LII also leases real estate and machinery and equipment pursuant to leases that, in accordance with Generally Accepted Accounting Principles (“GAAP”), are not capitalized on the balance sheet, including high-turnover equipment such as autos and service vehicles and short-lived equipment such as personal computers. These operating leases generated rent expense of approximately $52.9 million, $55.3 million and $55.9 million in 2005, 2004 and 2003, respectively.
      LII’s domestic revolving and term loans contain certain financial covenant restrictions. As of December 31, 2005, LII was in compliance with all covenant requirements. LII periodically reviews its capital structure, including its primary bank facility, to ensure that it has adequate liquidity. LII believes that cash flow from operations, as well as available borrowings under its revolving credit facility and other sources of funding, will be sufficient to fund its operations for the foreseeable future.
Contractual Obligations
      Summarized below are LII’s long-term payment obligations as of December 31, 2005 (in millions):

	Payments Due by Period

		1 Year	2-3	4-5	After
	Total	or Less	Years	Years	5 Years

Long-term debt and capital leases	$119.3	$11.3	$72.6	$35.3	$0.1
Operating leases	183.8	44.4	57.1	29.0	53.3
Purchase obligations	64.7	63.0	1.7	—	—
Estimated interest payments on long-term debt and capital leases	27.3	9.3	13.1	4.6	0.3

Total contractual obligations	$395.1	$128.0	$144.5	$68.9	$53.7

      Purchase obligations consist of copper and aluminum commitments. The above table does not include retirement, postretirement and warranty liabilities because it is not certain when these liabilities will become due. See Notes 2 and 11 of the Notes to the Company’s Consolidated Financial Statements for additional information.
Market Risk
      LII’s results of operations can be affected by changes in exchange rates. Net sales and expenses in foreign currencies are translated into United States dollars for financial reporting purposes based on the average exchange rate for the period. During 2005, 2004 and 2003, net sales from outside the United States represented 22.7%, 24.4% and 23.5%, respectively, of total net sales. Historically, foreign currency transaction gains (losses) have not had a material effect on LII’s overall operations. The impact of a 10% change in exchange rates on income from operations is estimated to be approximately $4.0 million.
      The Company’s results of operations can be affected by changes in interest rates due to variable rates of interest on the revolving credit facilities. A 10% change in interest rates would not be material to the Company’s results of operations.
      The Company enters into commodity futures contracts to stabilize prices expected to be paid for raw materials and parts containing high copper and aluminum content. These contracts are for quantities equal to, or less than, quantities expected to be consumed in future production. As of December 31, 2005, LII had committed to purchase 45.9 million pounds of aluminum and 33.6 million pounds of copper under such arrangements through December 2007. As of December 31, 2005, the net fair value of these futures contracts was $24.0 million. In 2005, the Company determined that these futures contracts did not qualify for hedge accounting under SFAS No. 133 as the Company’s documentation did not meet the criteria specified by SFAS No. 133 in order for the hedging instruments to qualify for cash flow designation. Accordingly, the Company recorded an unrealized gain of $23.3 million for the year ended December 31, 2005 in (Gains), Losses and Other Expenses, net in the accompanying Consolidated Statements of Operations for 2005 related to these open forward purchase contracts. The impact of a 10% change in commodity prices on the Company’s results from operations is estimated to be approximately $31.0 million, absent any other contravening actions.
      In the first quarter of 2006, the Company engaged an outside consultant to assist it in redesigning its policies, procedures and controls with respect to its commodity hedging activities and the Company will not initiate any additional hedging contracts until this process is completed.
Critical Accounting Policies
      The preparation of financial statements requires the use of judgments and estimates. The critical accounting policies are described below to provide a better understanding of how the Company develops its judgments about future events and related estimations and how such policies can impact the financial statements. A critical accounting policy is one that requires its most difficult, subjective or complex estimates and assessments and is fundamental to the results of operations. The Company identified the most critical accounting policies to be:

•	Estimation of warranty liabilities;

•	Valuation of goodwill and intangible assets;

•	Adequacy of allowance for doubtful accounts;

•	Pension and postretirement benefit projections;

•	Stock-based compensation;

•	Estimates of self-insured risks; and

•	Income taxes.
      This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes in “Item 8. Financial Statements and Supplementary Data.”

Product Warranties
      A liability for estimated warranty expense is established by a charge against operations at the time the Company recognizes revenue. The subsequent costs incurred for warranty claims serve to reduce the accrued product warranty liability. The Company recorded warranty expense of $36.3 million, $28.2 million and $24.1 million for the years ended December 31, 2005, 2004 and 2003, respectively.
      The Company’s estimate of future warranty costs is determined for each product line. The number of units that are expected to be repaired or replaced is determined by applying the estimated failure rate, which is generally based on historical experience, to the number of units that have been sold and are still under warranty. The estimated units to be repaired under warranty are multiplied by the average cost (undiscounted) to repair or replace such products to determine the Company’s estimated future warranty cost. The Company also provides for specifically identified warranty obligations. The Company’s estimated future warranty cost is subject to adjustment from time to time depending on changes in actual failure rate and cost experience. Should actual claim rates differ from the Company’s estimates, revisions to the estimated product warranty liability would be required.

Goodwill and Other Intangible Assets
      Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually by reporting unit in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”
      The Company estimates reporting unit fair values using standard business valuation techniques such as discounted cash flows and reference to comparable business transactions. The discounted cash flows fair value estimates are based on management’s projected future cash flows and the estimated weighted average cost of capital. The estimated weighted average cost of capital is based on the risk-free interest rate and other factors such as equity risk premiums and the ratio of total debt and equity capital.
      In addition, the Company periodically reviews intangible assets with estimable useful lives for impairment as events or changes in circumstances indicate that the carrying amount of such assets might not be recoverable. In order to assess recoverability, the Company compares the estimated expected future cash flows (undiscounted and without interest charges) identified with each long-lived asset or related asset grouping to the carrying amount of such assets. For purposes of such comparisons, portions of goodwill are attributed to related long-lived assets and identifiable intangible assets based upon relative fair values of such assets at acquisition. If the expected future cash flows do not exceed the carrying value of the asset or assets being reviewed, an impairment loss is recognized based on the excess of the carrying amount of the impaired assets over their fair value.
      The Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets in assessing the fair value of its goodwill and other intangibles. If these estimates or the related assumptions change, the Company may be required to record impairment charges for these assets in the future.

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
      The benefit plan assets and liabilities included in the Company’s financial statements and associated notes reflect management’s assessment as to the long-range performance of its benefit plans. These assumptions are listed below:

	Pension Benefits		Other Benefits

	2005	2004	2005	2004

Weighted-average assumptions as of December 31:
Discount rate	5.75%	5.75%	5.75%	5.75%
Expected return on plan assets	8.25	8.75	—	—
      To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio and the effect of periodic rebalancing. These results were adjusted for the payment of reasonable expenses of the plan from plan assets. This resulted in the selection of the 8.25% long-term rate of return on assets assumption. Should actual results differ from the Company’s estimates, revisions to the benefit plan assets and liabilities would be required.
      To select a discount rate for the purpose of valuing the plan obligations, the Company performed an analysis in which the duration of projected cash flows from defined benefit and retiree health care plans were matched with a yield curve based on the appropriate universe of high-quality corporate bonds that were available. The Company used the results of the yield curve analysis to select the discount rate that matched the duration and payment stream of the benefits in each plan. The rate was rounded to the nearest quarter of a percent. This resulted in the selection of the 5.75% discount rate assumption. Should actual results differ from the Company’s estimates, revisions to the benefit plan liabilities would be required.

Stock-Based Compensation
      With the implementation of SFAS No. 123R on July 1, 2005, stock-based compensation changes our financial statements as detailed in Notes 2 and 12 to the Consolidated Financial Statements. Determining the amount of expense for stock-based compensation, as well as the associated impact to the balance sheets and statements of cash flows, requires the Company to develop estimates of the fair value of stock-based compensation expense. The most significant factors of that expense that require estimates or projections include the expected volatility, expected lives and estimated forfeiture rates of stock-based awards.
      For grants made prior to July 1, 2005, an analysis of historical volatility was used to develop the estimate of expected volatility. Effective July 1, 2005, the Company changed its method of determining expected volatility on all stock option and stock appreciation rights granted after that date to a combination of historical volatility and available market implied volatility rates. After giving consideration to recently available regulatory guidance, the Company believes that a combination of historical volatility and market-based measures of implied volatility are currently the best available indicators of expected volatility of the Company’s stock price.
      The expected lives of stock options and stock appreciation rights are determined based on historical exercise experience, using a rolling 7-year average and estimated forfeiture rates are derived from historical forfeiture patterns. The Company believes the historical experience method is the best estimate of future exercise patterns and forfeitures currently available.

Self-Insurance Expense
      The Company uses a combination of third party insurance and self-insurance plans (large deductible or captive) to provide protection against claims relating to worker’s compensation, general liability, product liability, property damage, aviation liability, directors and officers’ liability, auto liability, physical damage and other exposures. LII maintains third party coverage for risks not retained within the Company’s large deductible or captive insurance plans.
      The Company utilizes the services of a third party actuary to assist in the determination of its self-insurance and captive expense and liabilities. The expense and liabilities are determined based on historical company claims information, as well as industry factors and trends in the level of such claims and payments.
      As of December 31, 2005, the Company’s self-insurance and captive reserves, calculated on an undiscounted basis, represent the best estimate of the future payments to be made on losses reported and unreported for 2005 and prior years. The majority of the Company’s self-insured risks (excluding auto liability and physical damage) have relatively long payout patterns. Pursuant to the Company’s accounting policy, LII does not discount its self-insurance or captive reserves. The Company maintains safety and manufacturing programs that are designed to improve the safety and effectiveness of its business processes and, as a result, reduce the level and severity of its various self-insurance risks.
      The Company’s reserves for self-insurance and captive risks totaled $56.1 million and $54.1 million at December 31, 2005 and 2004, respectively. Actual payments for claims reserved at December 31, 2005 may vary depending on various factors including the development and ultimate settlement of reported and unreported claims. To the extent actuarial assumptions change and claims experience rates differ from historical rates, the Company’s liability may change.

Income Taxes
      In determining income for financial statement purposes, the Company must make certain estimates and judgments in the calculation of tax provisions and the resultant tax liabilities and in the recoverability of deferred tax assets that arise from temporary differences between the tax and financial statement recognition of revenue and expense.
      In the ordinary course of global business, there may be many transactions and calculations where the ultimate tax outcome is uncertain. The calculation of tax liabilities involves dealing with uncertainties in the application of complex tax laws. The Company recognizes potential liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on an estimate of the ultimate resolution of whether, and the extent to which, additional taxes will be due. Although the Company believes the estimates are reasonable, no assurance can be given that the final outcome of these matters will not be different than what is reflected in the historical income tax provisions and accruals.
      As part of the Company’s financial process, the Company must assess the likelihood that its deferred tax assets can be recovered. If recovery is not likely, the provision for taxes must be increased by recording a reserve in the form of a valuation allowance for the deferred tax assets that are estimated not to be ultimately recoverable. In this process, certain relevant criteria are evaluated including the existence of deferred tax liabilities that can be used to absorb deferred tax assets, the taxable income in prior carryback years that can be used to absorb net operating losses and credit carrybacks and taxable income in future years. The Company’s judgment regarding future taxable income may change due to future market conditions, changes in U.S. or international tax laws and other factors. These changes, if any, may require material adjustments to these deferred tax assets and an accompanying reduction or increase in net income in the period when such determinations are made.
      In addition to the risks to the effective tax rate described above, the effective tax rate reflected in forward-looking statements is based on current tax law. Any significant changes in the tax laws could affect these estimates.

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
Subsequent Events
      On February 7, 2006, Allied Air Enterprises, a division of the Company’s Heating & Cooling segment, announced that it has commenced plans to consolidate its manufacturing, distribution, research & development, and administrative operations in South Carolina, and close its current operations in Bellevue, Ohio. The consolidation will be a phased process expected to be completed by the end of the first quarter of fiscal 2007. The Company expects the consolidation to improve Allied Air Enterprises’ operating efficiency, eliminate redundant fixed costs, and provide customers with improved service. In conjunction with these actions, the Company currently expects to incur restructuring-related charges of approximately $20.0 million pre-tax.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      The information required by this item is included under the caption “Market Risk” in Item 7 above.

Item 8.	Financial Statements and Supplementary Data
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
      Management of Lennox International Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles.
      The Company’s internal control over financial reporting includes written policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the Company’s transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      Management has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls. As a result of management’s assessment, the following material weakness in internal control over financial reporting was identified as of December 31, 2005:

•	The Company did not maintain effectively designed internal controls to ensure accounting for derivative financial instrument transactions in accordance with U.S. generally accepted accounting principles. Specifically, the Company did not have policies and procedures in place to ensure compliance with requirements to prepare contemporaneous documentation and assess hedge effectiveness at the inception of certain derivative financial instrument transactions. Furthermore, the Company did not have policies and procedures in place to review the propriety of accounting for certain commodity futures contract transactions subsequent to the inception of such contracts. These deficiencies in internal control over financial reporting resulted in material errors related to the recognition and classification of gains and losses on derivative contracts, and resulted in restatements of the Company’s previously-filed interim consolidated financial statements for the first three quarters of the year-ended December 31, 2005.
      As a result of the material weakness in internal control over financial reporting described in the preceding paragraph, management has concluded that as of December 31, 2005, the Company’s internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
      KPMG LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this report, has issued an audit report on management’s assessment of internal control over financial reporting, a copy of which appears on the next page of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Lennox International Inc.:
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 8), that Lennox International Inc. (the Company) did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of the material weakness identified in management’s assessment, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment as of December 31, 2005:

•	The Company did not maintain effectively designed internal controls to ensure accounting for derivative financial instrument transactions in accordance with U.S. generally accepted accounting principles. Specifically, the Company did not have policies and procedures in place to ensure compliance with requirements to prepare contemporaneous documentation and assess hedge effectiveness at the inception of certain derivative financial instrument transactions. Furthermore, the Company did not have policies and procedures in place to review the propriety of accounting for certain commodity futures contract transactions subsequent to the inception of such contracts. These deficiencies in internal control over financial reporting resulted in material errors related to the recognition and classification of gains and losses on derivative contracts, and resulted in restatements of the Company’s previously-filed interim consolidated financial statements for the first three quarters of the year-ended December 31, 2005.

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lennox International Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we have also audited financial statement schedule II. The aforementioned material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements and the financial statement schedule and this report does not affect our report dated March 16, 2006, which expressed an unqualified opinion on those consolidated financial statements and the financial statement schedule.
      In our opinion, management’s assessment that Lennox International Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
/s/ KPMG LLP
Dallas, Texas
March 16, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Lennox International Inc.:
      We have audited the accompanying consolidated balance sheets of Lennox International Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we have also audited financial statement schedule II. These consolidated financial statements and financial statement schedule II are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lennox International Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule for the years ended December 31, 2005, 2004 and 2003, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Lennox International Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of internal control over financial reporting and an adverse opinion on the effectiveness of internal control over financial reporting because of the existence of a material weakness.
/s/ KPMG LLP
Dallas, Texas
March 16, 2006

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 31, 2005 and 2004
(In millions, except share data)

	As of December 31,

	2005	2004

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$213.5	$60.9
Accounts and notes receivable, net	508.4	472.5
Inventories	242.4	247.2
Deferred income taxes	20.3	13.1
Other assets	62.6	45.9
Assets held for sale	—	5.1

Total current assets	1,047.2	844.7
PROPERTY, PLANT AND EQUIPMENT, net	255.7	234.0
GOODWILL	223.9	225.4
DEFERRED INCOME TAXES	71.9	82.8
OTHER ASSETS	138.9	131.7

TOTAL ASSETS	$1,737.6	$1,518.6

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Short-term debt	$1.2	$6.0
Current maturities of long-term debt	11.3	36.4
Accounts payable	296.8	237.0
Accrued expenses	321.7	286.3
Income taxes payable	24.8	14.6
Liabilities held for sale	0.7	3.7

Total current liabilities	656.5	584.0
LONG-TERM DEBT	108.0	268.1
POSTRETIREMENT BENEFITS, OTHER THAN PENSIONS	15.1	14.2
PENSIONS	80.8	105.5
OTHER LIABILITIES	82.8	73.9

Total liabilities	943.2	1,045.7

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 200,000,000 shares authorized, 74,671,494 shares and 66,367,987 shares issued for 2005 and 2004, respectively	0.7	0.7
Additional paid-in capital	649.3	454.1
Retained earnings	191.0	66.8
Accumulated other comprehensive income	0.4	0.7
Deferred compensation	—	(18.2)
Treasury stock, at cost, 3,635,947 shares and 3,044,286 shares for 2005 and 2004, respectively	(47.0)	(31.2)

Total stockholders’ equity	794.4	472.9

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,737.6	$1,518.6

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2005, 2004 and 2003
(In millions, except per share data)

	For the Years Ended December 31,

	2005	2004	2003

NET SALES	$3,366.2	$2,982.7	$2,789.9
COST OF GOODS SOLD	2,258.2	1,985.2	1,846.6

Gross Profit	1,108.0	997.5	943.3
OPERATING EXPENSES:
Selling, general and administrative expense	902.4	826.1	783.6
(Gains), losses and other expenses, net	(50.2)	—	1.9
Restructuring charge	2.4	—	—
Goodwill impairment	—	208.0	—

Operational income (loss) from continuing operations	253.4	(36.6)	157.8
INTEREST EXPENSE, net	15.4	27.2	28.4
OTHER EXPENSE (INCOME)	3.0	(0.8)	(2.4)

Income (loss) from continuing operations before income taxes and cumulative effect of accounting change	235.0	(63.0)	131.8
PROVISION FOR INCOME TAXES	83.0	30.5	45.1

Income (loss) from continuing operations before cumulative effect of accounting change	152.0	(93.5)	86.7
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET	(0.1)	—	—

Income (loss) from continuing operations	152.1	(93.5)	86.7
DISCONTINUED OPERATIONS:
Loss from operations of discontinued operations	2.0	38.9	0.1
Income tax (benefit) expense	(0.5)	(9.3)	0.2
Loss on disposal of discontinued operations	0.1	14.9	—
Income tax benefit	(0.2)	(3.6)	—

Loss from discontinued operations	1.4	40.9	0.3

Net income (loss)	$150.7	$(134.4)	$86.4

INCOME (LOSS) PER SHARE FROM CONTINUING OPERATIONS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE:
Basic	$2.37	$(1.56)	$1.49
Diluted	$2.13	$(1.56)	$1.36
CUMULATIVE EFFECT OF ACCOUNTING CHANGE:
Basic	$—	$—	$—
Diluted	$—	$—	$—
INCOME (LOSS) PER SHARE FROM CONTINUING OPERATIONS:
Basic	$2.37	$(1.56)	$1.49
Diluted	$2.13	$(1.56)	$1.36
(LOSS) PER SHARE FROM DISCONTINUED OPERATIONS:
Basic	$(0.02)	$(0.68)	$(0.01)
Diluted	$(0.02)	$(0.68)	$—
NET INCOME (LOSS) PER SHARE:
Basic	$2.35	$(2.24)	$1.48
Diluted	$2.11	$(2.24)	$1.36
AVERAGE SHARES OUTSTANDING:
Basic	64.2	60.0	58.4
Diluted	73.7	60.0	68.3
CASH DIVIDENDS DECLARED PER SHARE	$0.41	$0.385	$0.38
The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2005, 2004 and 2003
(In millions, except per share data)

	Common Stock
	Issued		Additional		Accumulated Other		Treasury	Total
			Paid-In	Retained	Comprehensive	Deferred	Stock at	Stockholders’	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Compensation	Cost	Equity	Income (Loss)

BALANCE AT DECEMBER 31, 2002	63.1	$0.6	$403.4	$160.2	$(78.7)	$(21.2)	$(30.7)	$433.6	—
Net income	—	—	—	86.4	—	—	—	86.4	$86.4
Dividends, $0.38 per share	—	—	—	(22.2)	—	—	—	(22.2)	—
Foreign currency translation adjustments	—	—	—	—	63.7	—	—	63.7	63.7
Minimum pension liability adjustments, net of tax provision of $0.7	—	—	—	—	(5.2)	—	—	(5.2)	(5.2)
Stock-based compensation expense	—	—	3.1	—	—	3.0	—	6.1	—
Derivatives, net of tax provision of $0.9	—	—	—	—	1.8	—	—	1.8	1.8
Common stock issued	1.3	—	12.5	—	—	—	—	12.5	—
Tax benefits of stock compensation	—	—	1.4	—	—	—	—	1.4	—
Treasury stock purchases	—	—	—	—	—	—	(0.4)	(0.4)	—

Comprehensive income	—	—	—	—	—	—	—	—	$146.7

BALANCE AT DECEMBER 31, 2003	64.4	$0.6	$420.4	$224.4	$(18.4)	$(18.2)	$(31.1)	$577.7
Net loss	—	—	—	(134.4)	—	—	—	(134.4)	$(134.4)
Dividends, $0.385 per share	—	—	—	(23.2)	—	—	—	(23.2)	—
Foreign currency translation adjustments	—	—	—	—	23.0	—	—	23.0	23.0
Minimum pension liability adjustments, net of tax provision of $4.4	—	—	—	—	(9.0)	—	—	(9.0)	(9.0)
Deferred compensation	—	—	7.9	—	—	—	—	7.9	—
Derivatives, net of tax provision of $2.9	—	—	—	—	5.1	—	—	5.1	5.1
Common stock issued	2.0	0.1	20.3	—	—	—	—	20.4	—
Tax benefits of stock compensation	—	—	5.5	—	—	—	—	5.5	—
Treasury stock purchases	—	—	—	—	—	—	(0.1)	(0.1)	—

Comprehensive loss	—	—	—	—	—	—	—	—	$(115.3)

BALANCE AT DECEMBER 31, 2004	66.4	$0.7	$454.1	$66.8	$0.7	$(18.2)	$(31.2)	$472.9
Net income	—	—	—	150.7	—	—	—	150.7	$150.7
Dividends, $0.41 per share	—	—	—	(26.5)	—	—	—	(26.5)	—
Foreign currency translation adjustments	—	—	—	—	(10.9)	—	—	(10.9)	(10.9)
Minimum pension liability adjustments, net of tax benefit of $9.4	—	—	—	—	17.0	—	—	17.0	17.0
Adoption of Statement of Financial Accounting Standard No. 123R	(2.3)	—	(2.6)	—	—	7.4	—	4.8	—
Stock based compensation expense	—	—	18.0	—	—	10.8	—	28.8	—
Derivatives, net of tax provision of $3.8	—	—	—	—	(6.4)	—	—	(6.4)	(6.4)
Common stock issued	2.7	—	25.8	—	—	—	—	25.8	—
Redemption of Convertible Notes	7.9	—	144.3	—	—	—	—	144.3	—
Treasury stock purchases	—	—	—	—	—	—	(15.8)	(15.8)	—
Tax benefits of stock compensation	—	—	9.7	—	—	—	—	9.7	—

Comprehensive income	—	—	—	—	—	—	—	—	$150.4

BALANCE AT DECEMBER 31, 2005	$74.7	$0.7	$649.3	$191.0	$0.4	$—	$(47.0)	$794.4

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2005, 2004 and 2003
(In millions)

	For the Years Ended December 31,

	2005	2004	2003

		Revised	Revised
		(See Note 2)	(See Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$150.7	$(134.4)	$86.4
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in earnings of unconsolidated affiliates	(14.2)	(9.1)	(6.9)
Minority interest	0.3	1.0	1.7
Non-cash restructuring expenses	0.9	—	—
Non-cash impairment of long-lived assets and goodwill	—	208.0	—
Unrealized gain on futures contracts	(23.3)	—	—
Stock based compensation expense	28.8	11.9	6.1
Depreciation and amortization	37.4	42.6	46.1
Deferred income taxes	11.9	3.2	(0.2)
Other (gains), losses and expenses, net	(2.9)	13.7	13.2
Changes in assets and liabilities, net of effects of divestitures:
Accounts and notes receivable	(53.6)	(57.3)	(145.2)
Inventories	0.1	(28.3)	(0.8)
Other current assets	(16.2)	(8.0)	(2.2)
Accounts payable	64.4	(15.4)	1.5
Accrued expenses	40.3	2.4	19.6
Income taxes payable and receivable	23.1	(6.4)	23.8
Long-term warranty, deferred income and other liabilities	(16.9)	(2.6)	14.0
Net cash (used in) provided by operating activities from discontinued operations	(2.1)	36.1	(0.4)

Net cash provided by operating activities	228.7	57.4	56.7

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the disposal of property, plant and equipment	0.7	1.5	10.2
Purchases of property, plant and equipment	(63.3)	(40.3)	(39.7)
Dividends from affiliates	—	2.8	—
Additional investment in affiliates	—	(3.7)	(0.6)
Proceeds from disposal of investments (continuing operations)	39.3	—	8.9
Net cash provided by (used in) investing activities from discontinued operations	2.5	21.8	(1.2)

Net cash used in investing activities	(20.8)	(17.9)	(22.4)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term (repayments) borrowings, net	(4.2)	2.0	(6.8)
Long-term debt (repayments) borrowings, net	(36.3)	(56.3)	(15.4)
Revolver long-term (repayments) borrowings, net	(5.0)	2.0	3.0
Sales of common stock	25.8	20.4	12.5
Payments of deferred financing costs	(1.7)	(0.3)	(2.7)
Repurchases of common stock	(15.8)	(0.1)	(0.4)
Excess tax benefits related to share based payments	5.1	—	—
Cash dividends paid	(24.8)	(22.8)	(22.1)

Net cash used in financing activities	(56.9)	(55.1)	(31.9)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	151.0	(15.6)	2.4
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	1.6	0.4	(0.7)

CASH AND CASH EQUIVALENTS, beginning of year	60.9	76.1	74.4

CASH AND CASH EQUIVALENTS, end of year	$213.5	$60.9	$76.1

Supplementary disclosures of cash flow information:
Cash paid during the year for:
Interest	$16.3	$29.7	$30.1

Income taxes (net of refunds)	$66.1	$17.4	$9.1

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2005, 2004 and 2003

1.	Nature of Operations:
      Lennox International Inc., a Delaware corporation, and subsidiaries (the “Company” or “LII”), is a leading global provider of climate control solutions. The Company designs, manufactures and markets a broad range of products for the heating, ventilation, air conditioning and refrigeration (“HVACR”) markets. The Company participates in four reportable business segments of the HVACR industry. The first reportable segment is Residential Heating & Cooling, in which LII manufactures and markets a full line of heating, air conditioning and hearth products for the residential replacement and new construction markets in the United States and Canada. The second reportable segment is Commercial Heating & Cooling, in which LII manufactures and sells rooftop products and related equipment for commercial applications. Combined, the Residential Heating & Cooling and Commercial Heating & Cooling reportable business segments form LII’s heating and cooling business. The third reportable segment is Service Experts, which includes sales and installation of, and maintenance and repair services for, HVAC equipment by LII-owned service centers in the United States and Canada. The fourth reportable segment is Refrigeration, which manufactures and sells unit coolers, condensing units and other commercial refrigeration products. See Note 3 for financial information regarding the Company’s reportable segments.
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

Cash and Cash Equivalents
      The Company considers all highly liquid temporary investments with original maturity dates of three months or less to be cash equivalents. Cash and cash equivalents of $213.5 million and $60.9 million as of December 31, 2005 and 2004, respectively, consisted of cash, overnight repurchase agreements and investment grade securities and are stated at cost, which approximates fair value. The Company earned interest income of $4.2 million, $5.0 million and $3.5 million for the years ended December 31, 2005, 2004 and 2003, respectively, which is included in interest expense, net in the accompanying Consolidated Statements of Operations.
      As of December 31, 2005 and 2004, $23.1 million and $19.8 million, respectively, of cash and cash equivalents were restricted primarily due to routine lockbox collections and letters of credit issued with respect to the operations of the Company’s captive insurance subsidiary, which expire on December 30, 2006. These letter of credit restrictions can be transferred to the Company’s revolving lines of credit as needed.

Accounts and Notes Receivable
      Accounts and notes receivable are shown in the accompanying Consolidated Balance Sheets, net of allowance for doubtful accounts of $16.7 million and $18.5 million, as of December 31, 2005 and 2004, respectively. The Company has no significant concentration of credit risk within its accounts and notes receivable.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories
      Inventory costs include material, labor, depreciation and plant overhead. Inventories of $129.4 million and $121.2 million in 2005 and 2004, respectively, are valued at the lower of cost or market using the last-in, first-out (LIFO) cost method. The remaining portion of the inventory is valued at the lower of cost or market with cost being determined either on the first-in, first-out (FIFO) basis or average cost. The Company elected to use the LIFO inventory valuation method for the Company’s domestic manufacturing companies in 1974 and continued to elect the LIFO method for new operations through the late 1980’s. The types of inventory include raw materials, purchased components, work-in-process, repair parts and finished goods. Starting in the late 1990’s, the Company began adopting the FIFO inventory valuation method for all new domestic manufacturing operations (primarily acquisitions). The Company’s operating entities with a previous LIFO election continue to use LIFO accounting. The Company also uses the FIFO inventory method for all of the Company’s foreign-based manufacturing facilities as well as the Company’s Service Experts segment, whose inventory is limited to service parts and finished goods. LIFO inventory liquidations did not have a material impact on gross margins during the years ended December 31, 2005, 2004 and 2003.

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
      The Company periodically reviews long-lived assets for impairment as events or changes in circumstances indicate that the carrying amount of such assets might not be recoverable. In order to assess recoverability, the Company compares the estimated expected future cash flows (undiscounted and without interest charges) identified with each long-lived asset or related asset grouping to the carrying amount of such assets. If the expected future cash flows do not exceed the carrying value of the asset or assets being reviewed, an impairment loss is recognized based on the excess of the carrying amount of the impaired assets over their fair value.
      In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations — An Interpretation of FASB Statement No. 143” (“FIN No. 47”), which was effective for the Company as of December 31, 2005. This interpretation provides additional guidance as to when companies should record the fair value of a liability for a conditional asset retirement obligation when there is uncertainty about the timing or method of settlement of the obligation. The cumulative effect of the change in accounting related to the adoption of FIN No. 47 was not material for the year ended December 31, 2005.

Investments in Affiliates
      Investments in affiliates in which the Company does not exercise control and has a 20% or more voting interest are accounted for using the equity method of accounting. If the fair value of an investment in an affiliate is below its carrying value and the difference is deemed to be other than temporary, the difference between the fair value and the carrying value is charged to earnings.
      Investments in affiliated companies accounted for under the equity method consist of a 24.5% common stock ownership interest in Alliance Compressor LLC, a joint venture engaged in the manufacture and sale of compressors; and a 50% common stock ownership in Frigus-Bohn, a Mexican joint venture that produces unit coolers and condensing units. The Company also owns a 20% common stock ownership interest in Kulthorn

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Kirby Public Company Limited, a Thailand company engaged in the manufacture of compressors for refrigeration applications. The Company had been accounting for its investment in Kulthorn Kirby Public Company Limited as a marketable equity security investment. In October 2004, the Company purchased an additional 1.3% common stock interest for approximately $1.5 million. The Company has adjusted prior years information to reflect the change to equity accounting.
      As of December 31, 2004, the Company held a 45% common stock ownership interest in Outokumpu Heatcraft, a joint venture engaged in the manufacture and sale of heat transfer components, primarily coils. The Company accounted for its investment in Outokumpu Heatcraft using the equity method. On June 7, 2005, the Company completed the sale of its 45% interest in its heat transfer joint venture to Outokumpu Copper Products OY of Finland (Outokumpu) for $39.3 million pursuant to which the Company recorded a pre-tax gain of $9.3 million, which is included in (Gains), Losses and Other Expenses, Net in the accompanying Consolidated Statements of Operations. In connection with the sale, the Company entered into an agreement with Outokumpu related to joint remediation of certain existing environmental matters. In conjunction with the new agreement, the Company updated its estimate of its portion of the on-going remediation costs and recorded expenses of $2.2 million for the year ended December 31, 2005.
      The Company has recorded $14.2 million, $9.1 million and $6.8 million of equity in the earnings of these affiliates for the years ended December 31, 2005, 2004 and 2003, respectively, and has included these amounts in Selling, General and Administrative Expense in the accompanying Consolidated Statements of Operations. The carrying amount of investments in affiliates as of December 31, 2005 and 2004 is $46.0 million and $63.0 million, respectively, and is included in long-term Other Assets in the accompanying Consolidated Balance Sheets.

Goodwill and Other Intangible Assets
      Goodwill represents the excess of cost over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142”). SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” Goodwill is tested at least annually by reporting unit for impairment. The Company completes its annual goodwill impairment tests in the first quarter of each fiscal year.
      The Company estimates reporting unit fair values using standard business valuation techniques such as discounted cash flows and reference to comparable business transactions. The discounted cash flows fair value estimates are based on management’s projected future cash flows and the estimated weighted average cost of capital. The estimated weighted average cost of capital is based on the risk-free interest rate and other factors such as equity risk premiums and the ratio of total debt and equity capital.
      Based on the results of its annual impairment tests required by SFAS No. 142, the Company determined that no impairment of its goodwill existed as of December 31, 2005 or 2003, respectively, and in 2004, the Company recorded an impairment charge associated with its Service Experts segment. This impairment charge reflected the segment’s performance below management’s expectations and management’s decision to divest of 48 centers that no longer matched the realigned Service Experts business model (see Note 6 — Divestitures). The Company estimated the fair value of its Service Experts segment using the income method of valuation, which included the use of estimated discounted cash flows. Based on the comparison, the carrying value of Service Experts exceeded its fair value. Accordingly, the Company performed the second step of the test, comparing the implied fair value of Service Experts goodwill with the carrying amount of that

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
goodwill. Based on this assessment, the Company recorded a non-cash impairment charge of $208.0 million ($184.8 million, net of tax), which is included as a component of Operating Income in the accompanying Consolidated Statements of Operations. In 2004, the Company also recognized a $14.8 million ($13.2 million, net of tax) goodwill impairment charge arising from goodwill allocated to centers held for sale and a $3.1 million pre-tax impairment charge related to property, plant and equipment. These amounts are included as a part of Loss from Discontinued Operations in the accompanying Consolidated Statements of Operations.
      In addition, the Company periodically reviews long-lived assets with estimable useful lives for impairment as events or changes in circumstances indicate that the carrying amount of such assets might not be recoverable. In order to assess recoverability, the Company compares the estimated expected future cash flows (undiscounted and without interest charges) identified with each long-lived asset or related asset grouping to the carrying amount of such assets. For purposes of such comparisons, portions of goodwill are attributed to related long-lived assets and identifiable intangible assets based upon relative fair values of such assets at acquisition. If the expected future cash flows do not exceed the carrying value of the asset or assets being reviewed, an impairment loss is recognized based on the excess of the carrying amount of the impaired assets over their fair value.
      In assessing the fair value of its goodwill and other intangibles, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets . If these estimates or the related assumptions change, the Company may be required to record impairment charges for these assets in the future.

Shipping and Handling
      Shipping and handling costs relate to post-production activities and are included as part of Selling, General and Administrative Expense in the accompanying Consolidated Statements of Operations in the following amounts (in millions):

For the Years Ended December 31,

2005	2004	2003

$158.2	$139.4	$127.3

Product Warranties
      A liability for estimated warranty expense is established by a charge against operations at the time the Company recognizes revenue. The subsequent costs incurred for warranty claims serve to reduce the accrued product warranty liability. The Company recorded warranty expense of $36.3 million, $28.2 million and $24.1 million for the years ended December 31, 2005, 2004 and 2003, respectively.
      The Company’s estimate of future warranty costs is determined for each product line. The number of units that are expected to be repaired or replaced is determined by applying the estimated failure rate, which is generally based on historical experience, to the number of units that have been sold and are still under warranty. The estimated units to be repaired under warranty are multiplied by the average cost (undiscounted) to repair or replace such products to determine the Company’s estimated future warranty cost. The Company also provides for specifically identified warranty obligations. The Company’s estimated future warranty cost is subject to adjustment from time to time depending on changes in actual failure rate and cost experience.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Total liabilities for estimated warranty expense are $80.9 million and $71.0 million as of December 31, 2005 and 2004, respectively, and are included in the following captions on the accompanying Consolidated Balance Sheets (in millions):

	December 31,

	2005	2004

Accrued Expenses	$25.3	$26.8
Other Liabilities	55.6	44.2

	$80.9	$71.0

      The changes in the carrying amount of the Company’s total warranty liabilities for the years ended December 31, 2005 and 2004 are as follows (in millions):

Total warranty liability at December 31, 2003	$65.4
Payments made in 2004	(22.6)
Changes resulting from issuance of new warranties	26.1
Changes in estimates associated with pre-existing liabilities	2.1

Total warranty liability at December 31, 2004	$71.0
Payments made in 2005	(26.4)
Changes resulting from issuance of new warranties	28.8
Changes in estimates associated with pre-existing warranties	7.5

Total warranty liability at December 31, 2005	$80.9

      During the second quarter of 2004, the Company determined that it would no longer produce or sell its CompleteHeat® product line. Concurrently, the Company adjusted its warranty on this product by an additional $2.6 million based on the fact that it was discontinuing this product with no like replacement. The change in warranty liability that results from changes in estimates of other warranties issued prior to 2004 is not material. The change in warranty liability that resulted from changes in estimates of warranties issued prior to 2005 was primarily due to revaluing warranty reserves based on higher material input costs and increased labor allowances on the Company’s product lines, including the CompleteHeat® product line.

Income Taxes
      Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

Revenue Recognition
      The Company’s Residential Heating & Cooling, Commercial Heating & Cooling and Refrigeration segments recognize revenue when products are shipped to customers. The Company’s Service Experts segment recognizes sales, installation, maintenance and repair revenues at the time the services are completed. The Service Experts segment also provides HVAC system design and installation services under fixed-price contracts, which may extend up to one year. Revenue for these services is recognized using the percentage-of-completion method, based on the percentage of incurred contract costs-to-date in relation to total estimated

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
contract costs, after giving effect to the most recent estimates of total cost. The effect of changes to total estimated contract revenue or cost is recognized in the period such changes are determined. Provisions for estimated losses on individual contracts are made in the period in which the loss first becomes apparent. The adoption of Emerging Issues Task Force Issues No. 00-21, “Revenue Arrangements with Multiple Deliverables,” in June 2003 did not have a material impact on the Company’s financial statements.
      The Company engages in cooperative advertising, customer rebate, cash discount and other miscellaneous programs that result in payments or credits being issued to its customers. The Company’s policy is to record the discounts and incentives as reduction of sales when the sales are recorded, with the exception of certain cooperative advertising expenditures that are charge to Selling, General and Administrative Expense. The amounts charged to Selling, General and Administrative Expense were approximately $11.7 million, $8.9 million and $6.1 million for the years ended December 31, 2005, 2004 and 2003, respectively. Under these cooperative advertising programs, the Company receives, or will receive, an identifiable benefit (goods or services) in exchange for the consideration given. The identified benefit is sufficiently separable from the customer’s purchase of the Company’s products such that the Company could have entered into an exchange transaction with a party other than the customer in order to receive the benefit. Additionally, the Company can reasonably estimate the fair value of the benefit that the Company receives, or will receive, and the amount of the consideration paid by the Company does not exceed the estimated fair value of the benefit received.

Cost of Goods Sold
      The principal components of cost of goods sold in the Company’s manufacturing operations are component costs, raw materials, factory overhead, labor and estimated costs of warranty expense. In the Company’s Service Experts segment, the principal components of costs of goods sold are equipment, parts and supplies and labor. These principal components of costs include inbound freight charges, purchasing, receiving and inspection costs, internal transfer costs and warehousing costs through he manufacturing process.

Selling, General and Administrative Expenses
      Selling, general and administrative expenses include (a) all other payroll and benefit costs; (b) outbound freight, post-production warehousing and distribution costs; (c) advertising; (d) general selling and administrative costs, which include research and development and information technology costs; (e) other selling, general and administrative related costs such as insurance, travel, and non-production depreciation and rent; and (f) equity in earnings of unconsolidated affiliates.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Gains), Losses and Other Expenses, Net
      (Gain), losses and other expenses, net were $(50.2) million, zero and $1.9 million for the years ended December 31, 2005, 2004 and 2003, respectively and included the following (in millions):

	Years Ended December 31,

	2005	2004	2003

Realized gains on settled futures contracts	$(16.7)	$—	$—
Unrealized gains on open futures contracts	(23.3)	—	—
Gain on sale of LII’s 45% interest in its heat transfer joint venture to Outokumpu	(9.3)	—	—
Estimated on-going remediation costs in conjunction with the joint remediation agreement LII entered into with Outokumpu	2.2	—	—
Reserve requirements related to the Company’s former joint venture agreement with Outokumpu	—	—	3.4
Loss on sale of HVAC distributor	—	—	0.8
Gain on sale of Electrical Products Division	—	—	(2.4)
Gain on sale of Europe manufacturing facility	—	—	(1.7)
Other items, net	(3.1)	—	1.8

(Gains), losses and other expenses, net	$(50.2)	$—	$1.9

Stock-Based Compensation
      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R “Share-Based Payment” (SFAS No. 123R). SFAS No. 123R requires compensation cost to be measured for all outstanding unvested share-based awards at fair value for all interim and annual periods beginning after June 15, 2005. In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 “Share-Based Payment” (“SAB No. 107”), which provided further clarification on the implementation of SFAS No. 123R. On April 14, 2005, the SEC announced a deferral of the effective date of SFAS No. 123R for calendar year companies until the beginning of 2006; however, the Company elected to adopt the provisions of SFAS No. 123R early with an implementation date of July 1, 2005, as permitted by the standard. Prior to July 1, 2005, the Company accounted for stock-based awards under the intrinsic value method, which follows the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees and Related Interpretations” (“APB No. 25”), as permitted by FASB Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”).
      Effective July 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123R using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the second half of 2005 included: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (b) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. In accordance with SFAS No. 123R, results for prior periods have not been restated. Compensation expense of $28.8 million, $11.9 million and $6.1 million was recognized for the year ended December 31, 2005, 2004 and 2003, respectively, and is included in Selling, General and Administrative Expense in the accompanying Consolidated Statement of Operations for the year ended December 31, 2005. The cumulative effect of the change in accounting related to the adoption of SFAS No. 123R was not material for the year ended December 31, 2005.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS No. 123R requires the cash flows from the tax benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $6.9 million excess tax benefits classified as a financing cash inflow in the accompanying Consolidated Statement of Cash Flows as of December 31, 2005 would have been classified as an operating cash inflow if the Company had not adopted SFAS No. 123R.
      Had the Company used the fair value based accounting method for stock-based compensation expense described by SFAS No. 123 for the fiscal 2005 period, prior to July 1, 2005, and the 2004 and 2003 periods, the Company’s diluted net income (loss) per common and equivalent share for the years ended December 31, 2005, 2004 and 2003, respectively, would have been as set forth in the table below (in millions, except per share data). As of July 1, 2005, the Company adopted SFAS No. 123R thereby eliminating pro forma disclosure for periods following such adoption. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes-Merton option valuation model and amortized to expense over the options’ vesting periods.

	For the Years Ended
	December 31,

	2005	2004	2003

Net income (loss), as reported	$150.7	$(134.4)	$86.4
Add: Reported stock based compensation expense, net of taxes	18.4	7.5	4.0
Deduct: Fair value based compensation expense, net of taxes	(19.4)	(10.0)	(9.1)

Net income (loss), pro-forma	$149.7	$(136.9)	$81.3

Earnings per share:
Basic, as reported	$2.35	$(2.24)	$1.48
Basic, pro forma	$2.33	$(2.28)	$1.39
Diluted, as reported	$2.11	$(2.24)	$1.36
Diluted, pro forma	$2.09	$(2.28)	$1.28

Research and Development
      Research and development costs are expensed as incurred. The Company expended approximately $40.3 million, $37.6 million and $38.0 million for the years ended December 31, 2005, 2004 and 2003, respectively, for research and product development activities. Research and development costs are included in Selling, General and Administrative Expense in the accompanying Consolidated Statements of Operations.

Advertising
      The costs of advertising, promotion and marketing programs are charged to operations in the period incurred. Expense relating to advertising, promotions and marketing programs was $79.6 million, $68.4 million and $72.4 million for the years ended December 31, 2005, 2004 and 2003, respectively, and is included in Selling, General and Administrative Expense in the accompanying Consolidated Statements of Operations.

Translation of Foreign Currencies
      All assets and liabilities of foreign subsidiaries and joint ventures are translated into United States dollars using rates of exchange in effect at the balance sheet date. Revenues and expenses are translated at average exchange rates during the respective years. The unrealized translation gains and losses are included in Accumulated Other Comprehensive Income (Loss) in the accompanying Consolidated Balance Sheets.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Transaction gains included in Other Income in the accompanying Consolidated Statements of Operations were $2.7 million, $1.8 million and $4.2 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Derivatives
      Derivative financial instruments are recognized as either assets or liabilities in the balance sheet and are carried at fair value. Changes in fair value of these instruments are recognized periodically in earnings or stockholders’ equity depending on the intended use of the instrument. Gains or losses arising from the changes in the fair value of derivatives designated as fair value hedges are recognized in earnings. Gains or losses arising from the changes in the fair value of derivatives designated as cash flow hedges are initially reported as a component of other comprehensive income and later classified into cost of goods sold in the period in which the hedged item also affects earnings. The Company hedges its exposure to the fluctuation on the prices paid for copper and aluminum by purchasing futures contracts on these metals. Gains or losses recognized on the closing of these contracts adjust the cost of the physical deliveries of these metals. Quantities covered by these commodity futures contracts are for less than actual quantities expected to be purchased. As of December 31, 2005 and 2004, the Company had metals futures contracts for which the fair value was $24.0 million and $10.3 million, respectively. The open futures contracts as of December 31, 2005 mature at various dates to December 31, 2007. In 2005, the Company determined that these futures contracts did not qualify for hedge accounting under Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) as the Company’s documentation did not meet the criteria in order for the hedging instruments to qualify for cash flow designation. Accordingly, the Company recorded an unrealized gain of $23.3 million for the year ended December 31, 2005 related to the open futures contracts, which is included in (Gains), Losses and Other Expenses, Net in the accompany Consolidated Statements of Operations.

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

Revisions to Consolidated Statements of Cash Flows for the Years Ended December 31, 2004 and 2003
      In 2005, the Company has separately disclosed the operating and financing portions of the cash flows attributable to the Company’s discontinued operations, which in prior periods were reported on a combined basis.

3.	Reportable Business Segments:
      The Company operates in four reportable business segments of the HVACR markets: Residential Heating & Cooling, Commercial Heating & Cooling, Service Experts and Refrigeration. The Company’s management uses segment profit (loss) as the primary measure of profitability to evaluate operating performance and to allocate capital resources. The Company defines segment profit (loss) as a segment’s net

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
earnings before other expense (income), interest expense, goodwill impairment, restructuring charge, (gains), losses and other expenses, net and income taxes.
      Net sales and segment profit (loss) by business segment, along with a reconciliation of segment profit (loss) to net earnings (loss) for years ended December 31, 2005, 2004 and 2003 are shown below (in millions):

	For the Years Ended December 31,

	2005	2004	2003

Net Sales
Residential	$1,685.8	$1,419.8	$1,358.7
Commercial	651.7	580.8	508.4

Heating & Cooling	2,337.5	2,000.6	1,867.1
Service Experts	641.4	611.7	611.3
Refrigeration	467.2	444.7	387.2
Eliminations	(79.9)	(74.3)	(75.7)

	$3,366.2	$2,982.7	$2,789.9

Segment Profit (Loss)
Residential	$197.5	$169.7	$152.1
Commercial	53.7	51.2	38.0

Heating & Cooling	251.2	220.9	190.1
Service Experts	17.0	(2.2)	1.0
Refrigeration	40.3	42.7	36.2
Corporate and other	(103.1)	(91.6)	(69.0)
Eliminations	0.2	1.6	1.4

Segment Profit	205.6	171.4	159.7
Reconciliation to income (loss) from continuing operations before income taxes:
(Gains), losses and other expenses, net	(50.2)	—	1.9
Restructurings	2.4	—	—
Goodwill impairment	—	208.0	—
Interest expense, net	15.4	27.2	28.4
Other expense (income)	3.0	(0.8)	(2.4)

	$235.0	$(63.0)	$131.8

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Total assets by business segment as of December 31, 2005 and 2004 are shown below (in millions):

	As of December 31,

	2005	2004

Total Assets
Residential	$589.1	$512.0
Commercial	234.3	244.0

Heating & Cooling	823.4	756.0
Service Experts	185.3	187.8
Refrigeration	308.9	323.9
Corporate and other	432.1	258.2
Eliminations	(12.1)	(12.4)

Segment assets	1,737.6	1,513.5
Discontinued operations (Note 6)	—	5.1

	$1,737.6	$1,518.6

      Total capital expenditures by business segment for the years ended December 31, 2005, 2004 and 2003 are shown below (in millions):

	For the Years Ended
	December 31,

	2005	2004	2003

Capital Expenditures
Residential	$34.7	$24.0	$19.8
Commercial	8.6	5.5	8.5

Heating & Cooling	43.3	29.5	28.3
Service Experts	2.0	1.3	2.5
Refrigeration	9.5	5.7	6.6
Corporate and other	8.5	3.8	2.3

	$63.3	$40.3	$39.7

      The depreciation and amortization expense by business segment for the years ended December 31, 2005, 2004 and 2003 are shown below (in millions):

	For the Years Ended
	December 31,

	2005	2004	2003

Depreciation and Amortization
Residential	$16.9	$18.6	$16.8
Commercial	4.5	4.9	4.9

Heating & Cooling	21.4	23.5	21.7
Service Experts	2.9	3.4	5.7
Refrigeration	7.3	8.2	8.4
Corporate and other	5.8	7.5	10.3

	$37.4	$42.6	$46.1

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table sets forth certain financial information relating to the Company’s operations by geographic area based on the domicile of the Company’s operations (in millions):

	For the Years Ended December 31,

	2005	2004	2003

Net Sales to External Customers
United States	$2,603.0	$2,254.8	$2,135.1
Canada	294.6	272.7	260.2
International	468.6	455.2	394.6

Total net sales to external customers	$3,366.2	$2,982.7	$2,789.9

	As of December 31,

	2005	2004

Long-Lived Assets
United States	$448.1	$414.5
Canada	105.8	109.4
International	136.5	150.0

Total long-lived assets	$690.4	$673.9

4.	Inventories:
      Components of inventories are as follows (in millions):

	As of December 31,

	2005	2004

Finished goods	$174.0	$174.1
Repair parts	35.8	38.5
Work in process	8.6	9.2
Raw materials	79.1	71.4

	297.5	293.2
Excess of current cost over last-in, first-out cost	(55.1)	(46.0)

	$242.4	$247.2

5.	Property, Plant and Equipment:
      Components of property, plant and equipment are as follows (in millions):

	As of December 31,

	2005	2004

Land	$30.3	$31.2
Buildings and improvements	177.1	177.3
Machinery and equipment	512.9	479.3

Total	720.3	687.8
Less — accumulated depreciation	(464.6)	(453.8)

Property, plant and equipment, net	$255.7	$234.0

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Divestitures:

Sale of Interest in Heat Transfer Joint Venture
      On June 7, 2005, the Company completed the sale of its 45% interest in its heat transfer joint venture to Outokumpu Copper Products OY of Finland (Outokumpu) for $39.3 million pursuant to which the Company recorded a pre-tax gain of $9.3 million, which is included in (Gains), Losses and Other Expenses, net in the accompanying Consolidated Statements of Operations. In connection with the sale, the Company entered into an agreement with Outokumpu related to joint remediation of certain existing environmental matters. In conjunction with the new agreement, the Company updated its estimate of its portion of the on-going remediation costs and recorded expenses of $2.2 million for the year ended December 31, 2005.

Service Experts Discontinued Operations
      In the first fiscal quarter of 2004, the Company’s Board of Directors approved a turnaround plan designed to improve the performance of its Service Experts business segment. The plan realigned Service Experts’ dealer service centers to focus on service and replacement opportunities in the residential and light commercial markets. The Company identified approximately 130 centers, whose primary business is residential and light commercial service and replacement. These centers comprise the ongoing Service Experts business segment. As of December 31, 2004, the Company had divested the remaining 48 centers that no longer match the realigned business model. The operating results of the 48 centers that are no longer a part of Service Experts are classified as a Discontinued Operation in the accompanying Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003. The related assets and liabilities for these centers are classified as Assets Held for Sale and Liabilities Held for Sale in the accompanying Consolidated Balance Sheets as of December 31, 2005 and 2004.
      A summary of net trade sales, pre-tax operating results and pre-tax loss on disposal of assets for the years ended December 31, 2005 and 2004, and the major classes of assets and liabilities presented as held for sale at December 31, 2005 and 2004, are detailed below (in millions):

	Discontinued Operations
	For the Year
	Ended December 31,

	2005	2004	2003

Net trade sales	$0.2	$228.9	$325.8
Pre-tax (loss) income operating results	(2.0)	(38.9)	(0.1)
Pre-tax loss on disposal of assets	(0.1)	(14.9)	—

	December 31,

	2005	2004

Current assets	$—	$5.1
Current liabilities	$0.7	$3.7

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table details the Company’s pre-tax loss from discontinued operations for the years ended December 31, 2005 and 2004 (in millions):

	For the Year		Cumulative incurred
	Ended		through
	December 31,		December 31

	2005	2004	2005

Goodwill impairment	$—	$14.8	$14.8
Impairment of property, plant and equipment	—	3.1	3.1
Operating loss	—	14.9	14.9
Other divestiture costs	2.0	6.1	8.1

Subtotal	2.0	38.9	40.9
Loss on disposal of centers	0.1	14.9	15.0

Total loss from discontinued operations	$2.1	$53.8	$55.9

      The income tax benefit on discontinued operations was $0.7 million and $12.9 million for the years ended December 31, 2005 and 2004, respectively. The income tax benefit on discontinued operations for the year ended December 31, 2004 of $12.9 million includes a $1.6 million tax benefit related to goodwill impairment. Through December 31, 2005, proceeds from the sale of these centers totaled $25.8 million.

7.	Restructuring Charges:
      During 2001, the Company undertook separate initiatives to restructure its Service Experts operations and certain of its manufacturing and distribution operations. During 2002, the Company undertook an additional initiative to restructure its non-core Heat Transfer engineering business. The Company recorded no material charges for the years ended December 31, 2005, 2004 and 2003, respectively, related to these restructuring initiatives. As of December 31, 2005 and 2004, the Company had restructuring reserves of $0.8 million and $1.3 million, respectively related to these restructuring initiatives, which are included in Accrued Expenses in the accompanying Consolidated Balance Sheets. For the years ended December 31, 2005, 2004 and 2003, the Company made cash payments of $0.2 million, $0.4 million and $8.4 million, respectively related to these restructuring initiatives.
      Due to competitive cost pressures, on April 4, 2005, Lennox Hearth Products Inc., a subsidiary of the Company, commenced plans to relocate its Whitfield pellet stove and Lennox cast iron product lines from Burlington, Washington to a third party production facility in Juarez, Mexico, discontinue its existing steel wood stove line manufactured in Burlington, and close the Burlington facility. These actions were substantially complete as of December 31, 2005. In connection with the plant closure, the Company recorded pre-tax restructuring-related charges of $2.4 million, which are included in Restructuring Charge in the accompanying Consolidated Statements of Operations for 2005. As of December 31, 2005, the Company had $0.8 million in restructuring reserves relating to the Burlington plant closure, which are included in Accrued Expenses in the accompanying December 31, 2005 Consolidated Balance Sheet.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Long-Term Debt and Lines of Credit:
      Long-term debt at December 31 consisted of the following (in millions):

	2005	2004

Floating rate revolving loans payable	$—	$5.0
6.25% convertible subordinate notes, payable in 2009	—	143.8
6.73% promissory notes, payable $11.1 annually through 2008	33.3	44.4
6.56% promissory notes, payable in 2005	—	25.0
6.75% promissory notes, payable in 2008	50.0	50.0
8.00% promissory note, payable in 2010	35.0	35.0
Capitalized lease obligations and other	1.0	1.3

	119.3	304.5
Less current maturities	(11.3)	(36.4)

	$108.0	$268.1

      At December 31, 2005, the aggregate amounts of required principal payments on long-term debt are as follows (in millions):

2006	$11.3
2007	11.3
2008	61.3
2009	0.2
2010	35.1
Thereafter	0.1

$119.3

      In June 2004, LII made a pre-payment on its long-term debt of $35 million, which was scheduled to mature in the third quarter of 2005. The pre-payment make-whole amount associated with the debt was $1.9 million and was expensed in 2004 and is included in Interest Expense, net in the accompanying Consolidated Statements of Operations.
      The Company has bank lines of credit aggregating $427.5 million, of which $1.2 million was borrowed and outstanding and $90.7 million was committed to standby letters of credit at December 31, 2005. Of the remaining $335.6 million, the entire amount was available for future borrowings after consideration of covenant limitations. Included in the lines of credit are several regional facilities and a multi-currency facility governed by agreements between the Company and a syndicate of banks. In July 2005, the Company amended and restated its revolving credit facility to, among other things, increase the borrowing capacity from $225 million to $400 million and extend the maturity date from September 2006 to July 2010. As of December 31, 2005 and 2004, the Company has unamortized debt issuance costs of $2.5 million and $4.9 million, respectively, which are included in other assets in the accompanying Consolidated Balance Sheets. The facility contains certain financial covenants and bears interest at a rate equal to, at the Company’s option, either (a) the greater of the bank’s prime rate or the federal funds rate plus 0.5%, or (b) the London Interbank Offered Rate plus a margin equal to 0.475% to 1.20%, depending upon the ratio of total funded debt-to-adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”), as defined in the facility. The Company pays a facility fee, depending upon the ratio of total funded debt to Adjusted EBITDA, equal to 0.15% to 0.30% of the capacity. The facility includes restrictive covenants that limit the Company’s ability to incur additional indebtedness, encumber its assets, sell its assets and make

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
certain payments, including amounts for share repurchases and dividends. The Company’s facility and promissory notes are secured by the stock of the Company’s major subsidiaries. The facility requires that LII annually and quarterly deliver financial statements, as well as compliance certificates, to the banks within specified time periods.
      On September 7, 2005, the Company called for redemption all of its outstanding 6.25% convertible subordinated notes (“Convertible Notes”) on October 7, 2005. The redemption price was 103.571% of the principal amount. As of September 7, 2005, there was $143.75 million aggregate principal amount of Convertible Notes outstanding, which could be converted into the Company’s common stock at a rate of 55.2868 shares of common stock per $1,000 principal amount of Convertible Notes at any time before the close of business on the business day prior to the redemption date. As of October 6, 2005, the holders of all of the Convertible Notes had converted the Convertible Notes into an aggregate of approximately 7.9 million shares of common stock.
      LII’s domestic revolving and term loans contain certain financial covenant restrictions. As of December 31, 2005, LII was in compliance with all covenant requirements. LII periodically reviews its capital structure, including its primary bank facility, to ensure that it has adequate liquidity. LII believes that cash flow from operations, as well as available borrowings under its revolving credit facility and other sources of funding will be sufficient to fund its operations for the foreseeable future.
      Under a revolving period asset securitization arrangement, the Company transfers beneficial interests in a portion of its trade accounts receivable to a third party in exchange for cash. The Company’s continued involvement in the transferred assets is limited to servicing. These transfers are accounted for as sales rather than secured borrowing. The fair values assigned to the retained and transferred interests are based primarily on the receivables carrying value given the short term to maturity and low credit risk. As of December 31, 2005 and 2004, the Company had not sold any beneficial interests in accounts receivable. The discount incurred in the sale of such receivables of $0.9 million, $2.3 million and $2.9 million for the years ended December 31, 2005, 2004 and 2003, respectively, is included as part of Selling, General and Administrative Expense in the accompanying Consolidated Statements of Operations.

9.	Income Taxes:
      The income tax provision from continuing operations consisted of the following (in millions):

	For the Years Ended
	December 31,

	2005	2004	2003

Current:
Federal	$63.9	$12.9	$32.8
State	7.2	3.3	(1.8)
Foreign	14.3	10.2	0.2

Total current	85.4	26.4	31.2

Deferred:
Federal	(3.1)	10.9	6.5
State	4.1	(7.1)	5.3
Foreign	(3.4)	0.3	2.1

Total deferred	(2.4)	4.1	13.9

Total income tax provision	$83.0	$30.5	$45.1

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Income (loss) from continuing operations before income taxes and cumulative effect of accounting change was comprised of $195.3 million domestic and $39.7 million foreign for the year ended December 31, 2005, $(92.4) million domestic and $29.4 million foreign for the year ended December 31, 2004 and $112.0 million domestic and $19.8 million foreign for the year ended December 31, 2003.
      The difference between the income tax provision from continuing operations computed at the statutory federal income tax rate and the financial statement provision for taxes is summarized as follows (in millions):

	2005	2004	2003

Provision (benefit) at the U.S. statutory rate of 35%	$82.3	$(22.1)	$46.1
Increase (reduction) in tax expense resulting from:
State income tax, net of federal income tax benefit	7.3	1.5	(0.5)
Foreign losses not providing a current benefit	—	6.2	3.6
Goodwill impairment	—	51.4	—
Other permanent items	(3.1)	1.4	(1.9)
Research tax credit	(0.7)	(5.6)	(3.6)
Foreign taxes at rates other than 35% and miscellaneous other	(2.8)	(2.3)	1.4

Total income tax provision	$83.0	$30.5	$45.1

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

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Deferred tax assets (liabilities), as determined under the provisions of SFAS No. 109, “Accounting for Income Taxes,” were comprised of the following at December 31 (in millions):

	2005	2004

Gross deferred tax assets:
Warranties	$28.0	$24.1
Net operating losses (foreign and U.S. state)	59.5	58.6
Postretirement and pension benefits	7.0	24.2
Inventory reserves	5.0	3.8
Receivable allowance	3.9	4.2
Compensation liabilities	26.3	17.2
Deferred income	8.9	9.9
Intangibles	14.1	18.7
Other	17.4	8.0

Total deferred tax assets	170.1	168.7
Valuation allowance	(50.5)	(43.0)

Total deferred tax assets, net of valuation allowance	119.6	125.7

Gross deferred tax liabilities:
Depreciation	(10.8)	(12.7)
Insurance liabilities	(8.0)	(4.2)
Other	(8.6)	(12.9)

Total deferred tax liabilities	(27.4)	(29.8)

Net deferred tax assets	$92.2	$95.9

      As of December 31, 2005, the Company has $15.8 million and $43.7 million in state and foreign net operating loss carryforwards, respectively. The state and foreign net operating loss carryforwards begin expiring in 2006 and 2007, respectively. The deferred tax asset valuation allowance relates primarily to the operating loss carry forwards in various states in the U.S., European and Canadian tax jurisdictions. The increase in valuation allowance is primarily the result of foreign and state losses not benefited.
      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. In order to fully realize the deferred tax asset, the Company will need to generate future federal and foreign taxable income of approximately $69.0 million during the periods in which those temporary differences become deductible and future state taxable income of approximately $151.7 million prior to the expiration of the net operating loss carry forwards. U.S. taxable income for the years ended December 31, 2005, 2004 and 2003 was $148.8 million, $2.4 million and $86.4 million, respectively. Management considers the reversal of existing taxable temporary differences, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2005.
      No provision has been made for income taxes which may become payable upon distribution of the Company’s foreign subsidiaries’ earnings. It is not practicable to estimate the amount of tax that might be payable, since management’s intent is to permanently reinvest these earnings or to repatriate earnings when it is tax effective to do so.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The American Jobs Creation Act (“AJCA”) was signed into law on October 22, 2004. The AJCA provided an opportunity to repatriate foreign earnings and claim an 85% dividend received deduction against the repatriated amount. The Company evaluated the potential effects of repatriation and determined not to repatriate earnings under this provision.

10.	Current Accrued Expenses:
      Significant components of current accrued expenses are as follows (in millions):

	December 31,

	2005	2004

Accrued wages	$114.6	$85.5
Casualty insurance reserves	61.3	58.3
Deferred income on service contracts	32.8	29.3
Accrued warranties	25.3	26.8
Accrued promotions	31.5	26.1
Other	56.2	60.3

Total current accrued expenses	$321.7	$286.3

11.	Employee Benefit Plans:

Profit Sharing Plans
      The Company maintains noncontributory profit sharing plans for its eligible domestic salaried employees. These plans are discretionary, as the Company’s contributions are determined annually by the Board of Directors. Provisions for contributions to the plans amounted to $14.0 million, $10.4 million and $8.5 million in 2005, 2004 and 2003, respectively. The Company also sponsors several 401(k) plans with employer contribution-matching requirements. The Company contributed $1.6 million, $2.3 million and $2.5 million in 2005, 2004 and 2003, respectively, to these 401(k) plans.

Employee Stock Purchase Plan
      The Company’s employee stock purchase plan, which was terminated as of December 31, 2003, had 2,575,000 shares of common stock reserved. The shares were offered for sale to employees only, through payroll deductions, at prices equal to 85% of the lesser of the fair market value of the Company’s common stock on the first day of the offering period or the last day of the offering period. Under the plan, participating employees purchased 508,380 shares in 2003.

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

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following tables set forth amounts recognized in the Company’s financial statements and the plans’ funded status (dollars in millions):

	Pension Benefits		Other Benefits

	2005	2004	2005		2004

Accumulated benefit obligation	$262.5	$234.6	$	N/A	$	N/A
Changes in projected benefit obligation:
Benefit obligation at beginning of year	243.1	224.1		28.3		24.3
Service cost	7.0	6.6		1.2		1.0
Interest cost	13.1	13.2		1.6		1.4
Plan participants’ contributions	0.1	0.1		2.2		2.1
Amendments	1.6	—		—		—
Actuarial loss (gain)	17.9	13.2		(1.6)		3.7
Benefits paid	(13.1)	(14.1)		(4.6)		(4.2)

Benefit obligation at end of year	269.7	243.1		27.1		28.3

Changes in plan assets:
Fair value of plan assets at beginning of year	$167.2	$161.4		$—		$—
Actual return on plan assets	14.0	12.7		—		—
Employer contribution	29.8	1.3		2.4		2.1
Plan participants’ contributions	0.1	0.1		2.2		2.1
Foreign currency changes	(0.6)	1.6		—		—

Benefits paid	(10.4)	(9.9)		(4.6)		(4.2)

Fair value of plan assets at end of year	200.1	167.2		—		—

Funded status	(69.6)	(75.9)		(27.1)		(28.3)
Unrecognized actuarial loss	102.1	87.5		15.5		18.1
Unamortized prior service cost	11.2	10.7		(4.9)		(5.5)
Unrecognized net obligation	0.3	0.2		—		—

Net amount recognized	$44.0	$22.5		$(16.5)		$(15.7)

Amounts recognized in the consolidated balance sheets consist of:
Prepaid benefit cost	$63.1	$40.0		$—		$—
Accrued benefit liability	(81.4)	(106.7)		(16.5)		(15.7)
Intangible assets	10.1	11.4		—		—
Accumulated other comprehensive loss	52.2	77.8		—		—

Net amount recognized	$44.0	$22.5		$(16.5)		$(15.7)

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,

	2005	2004

Pension plans with an accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$158.2	$243.1
Accumulated benefit obligation	152.0	234.6
Fair value of plan assets	88.5	167.2

	Pension Benefits			Other Benefits

	2005	2004	2003	2005	2004	2003

Components of net periodic benefit cost:
Service cost	$7.0	$6.6	$5.4	$1.2	$1.0	$0.9
Interest cost	13.1	13.2	12.9	1.6	1.4	1.6
Expected return on plan assets	(13.7)	(14.5)	(14.7)	—	—	—
Amortization of prior service cost	1.0	1.0	0.9	(0.5)	(0.6)	(0.3)
Recognized actuarial loss	3.5	3.0	1.1	1.0	0.8	0.7
Recognized transition obligation	—	—	0.1	—	—	—
Settlement	0.1	0.7	—	—	—	—

Net periodic benefit cost	$11.0	$10.0	$5.7	$3.3	$2.6	$2.9

				Other
	Pension Benefits			Benefits

	2005	2004	2005	2004

Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	5.75%	5.75%	5.75%	5.75%
Rate of compensation increase	4.28	4.00	—	—

	Pension Benefits			Other Benefits

	2005	2004	2003	2005	2004	2003

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate	5.75%	6.00%	6.75%	5.75%	6.00%	6.75%
Expected long-term return on plan assets	8.25	8.75	8.75	—	—	—
Rate of compensation increase	4.00	4.00	4.00	—	—	—
      To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset category, as well as the target asset allocation of the pension portfolio and the effect of periodic rebalancing. These results were adjusted for the payment of reasonable expenses of the plan from plan assets. This resulted in the selection of the 8.25% long-term rate of return on assets assumption.
      To select a discount rate for the purpose of valuing the plan obligations, the Company performed an analysis in which the duration of projected cash flows from defined benefit and retiree health care plans were matched with a yield curve based on the appropriate universe of high-quality corporate bonds that were available. The Company used the results of the yield curve analysis to select the discount rate that matched

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the duration and payment stream of the benefits in each plan. The rate was rounded to the nearest quarter of a percent. This resulted in the selection of the 5.75% discount rate assumption.

	2005	2004

Assumed health care cost trend rates at December 31:
Health care cost trend rate assumed for next year	10.0%	10.0%
Rate to which the cost rate is assumed to decline (the ultimate trend rate)	5.0	5.0
Year that the rate reaches the ultimate trend rate	2011	2010
      Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one percentage-point change in assumed health care cost trend rates would have the following effects (in millions):

	1-Percentage-	1-Percentage-
	Point Increase	Point Decrease

Effect on total of service and interest cost	$0.3	$(0.3)
Effect on the post-retirement benefit obligation	3.3	(2.8)
      The Company’s U.S.-based pension plan weighted-average asset allocations at December 31, 2005 and 2004, by asset category, are as follows:

	Plan Assets at
	December 31,

Asset Category	2005	2004

Domestic equity	47.6%	56.9%
International equity	8.9%	10.8%
Investment Grade Bonds	26.4%	28.5%
Money Market/ Cash/ Annuities	17.1%	3.8%

Total	100%	100%

	Target	+/-

Plan investments are invested within the following range targets:
Domestic equity	55%	+/-3%
International equity	10%	+/-3%
Investment grade bonds	30%	+/-3%
Money market/cash	5%	+1%/-4%
      The weighted-average asset allocations for the Company’s U.S.-based pension plan as of December 31, 2005 is not consistent with the Company’s target allocations. This is due primarily to the fact that in late December 2005, the Company funded contributions of $19.9 million to the U.S.-based pension plan and this amount was included in the money market and cash asset category as of December 31, 2005.
      The plan’s investment advisors have discretion within the above ranges. Investments are rebalanced based upon guidelines developed by the Company with input from their consultants and investment advisers. Additional contributions are invested under the same guidelines and may be used to rebalance the portfolio. The investment allocation and individual investments are chosen with regard to the duration of the obligations under the plan. The Company estimates its 2006 minimum required contribution will be $5.8 million to its pension plans. The Company will evaluate additional voluntary pension contributions throughout 2006; however, no voluntary contributions for 2006 are planned at this time. The Company estimates its 2006 contribution to its postretirement benefit plan to be approximately $1.6 million. Included in total plan assets

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
above are approximately $25.3 million of assets related to foreign plans with a weighted-average expected rate of return of 7%.
      Expected future benefit payments are shown in the table below (in millions):

	2006	2007	2008	2009	2010	2011-2015

Pension benefits	$15.5	$17.6	$17.5	$15.7	$15.6	$90.7
Other benefits	1.6	1.6	1.5	1.6	1.6	10.2
12.     Stock-Based Compensation Plans:

Incentive Plan
      Under the Company’s Amended and Restated 1998 Incentive Plan (the “1998 Incentive Plan”), the Company is authorized to issue awards for 24,254,706 shares of common stock. As of December 31, 2005, awards for 20,272,303 shares of common stock had been granted and 3,873,121 shares had been cancelled or repurchased under the 1998 Incentive Plan. Consequently, as of December 31, 2005, there were 7,855,524 shares available for future issuance.
      The 1998 Incentive Plan provides for various long-term incentive and retentive awards, which include stock options, performance shares, restricted stock awards and stock appreciation rights. A description of these long-term incentive and retentive awards and related activity within each is provided below.

Stock Options
      Under the 1998 Incentive Plan, the exercise price for stock options equals the stock’s fair value on the date of grant. Options granted prior to 1998 vested on the date of grant. Options granted in 1998 and after vest over three years. Options issued prior to December 2000 expire after ten years and options issued in December 2000 and after expire after seven years.
      In addition to the options discussed above, there were 147,775 stock options outstanding as of December 31, 2005 that were issued in connection with the acquisition of Service Experts Inc. All such options are fully vested.
      Prior to the adoption of SFAS No. 123R, and in accordance with APB No. 25, no stock-based compensation cost was reflected in net income for grants of stock options to employees because the Company grants stock options with an exercise price equal to the fair market value of the stock on the date of grant. For footnote disclosures under SFAS No. 123, the fair value of each option award was estimated on the date of grant using a Black-Scholes-Merton option valuation model that uses the assumptions noted below. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards. Subsequent events are not indicative of the reasonableness of the original estimates made by the Company. Under SFAS No. 123, the Company used historical data to estimate the expected volatility for the term of new options and the outstanding period of the option for separate groups of employees that had similar historical exercise behavior. The risk free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant.
      No stock options were granted from July 1, 2005, the date the Company adopted SFAS No. 123R, through December 31, 2005. For future stock options grants, the fair value of each stock option award will be estimated using the Black-Scholes-Merton valuation model and will follow the provisions of SFAS No. 123R and SAB No. 107. The Company will use historical data and other pertinent information to estimate the expected volatility for the term of new options and the outstanding period of the option for separate groups of employees that had similar historical exercise behavior. The risk free interest rate will be based on the U.S. Treasury yield curve in effect at the time of grant.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Prior to the adoption of SFAS No. 123R, the fair value of an option was amortized to expense in the pro forma footnote disclosure using the graded method. Upon the adoption of SFAS No. 123R, options granted prior to the date of adoption continue to be amortized to expense using the graded method. For options granted after the date of adoption, the fair value is amortized to expense ratably over the vesting period.
      A summary of stock option activity for the years ended December 31, 2005, 2004 and 2003, respectively, follows (in millions, except per share data):

	Years Ended December 31,

	2005		2004		2003

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
		Price per		Price per		Price per
	Shares	Share	Shares	Share	Shares	Share

Outstanding at beginning of year	7.5	$14.00	9.0	$13.09	9.7	$13.03
Granted	—	21.57	0.4	18.91	0.2	17.00
Exercised	(2.0)	12.52	(1.7)	10.37	(0.6)	10.70
Forfeited	(0.1)	16.38	(0.2)	16.56	(0.3)	19.07

Outstanding at end of year	5.4	$14.81	7.5	$14.00	9.0	$13.09

Exercisable at end of year	5.1	$14.58	6.5	$13.70	7.2	$12.74

Fair value of options granted		$7.50		$7.27		$6.33

      The following table summarizes information about stock options outstanding as of December 31, 2005 (in millions, except per share data and years):

	Options Outstanding				Options Exercisable

		Weighted-				Weighted-
		Average	Weighted-			Average	Weighted-
		Remaining	Average			Remaining	Average
		Contractual	Exercise	Aggregate		Contractual	Exercise	Aggregate
Range of Exercise	Number	Term	Price	Intrinsic	Number	Life	Price	Intrinsic
Prices Per Share	Outstanding	(in years)	Per Share	Value	Exercisable	(in years)	Per Share	Value

$7.28 - $49.63	5.4	3.24	$14.81	$72.4	5.1	3.09	$14.58	$69.5
      The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted-average assumptions:

	December 31,

	2005	2004	2003

Expected dividend yield	2.13%	2.13%	2.24%
Risk-free interest rate	4.33%	4.23%	3.75%
Expected volatility	40.0%	40.0%	40.0%
Expected life (in years)	7	7	7
      As of December 31, 2005, there was approximately $1.1 million of unrecognized compensation cost related to nonvested options. Such cost is expected to be recognized over a weighted-average period of 1.9 years. The Company’s estimated forfeiture rate for stock options was 5% as of December 31, 2005. Total compensation expense for stock options was $1.3 million for the year ended December 31, 2005.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The total intrinsic value of options exercised and the resulting tax deductions to realize tax benefits were as follows (in millions):

	For the Years Ended
	December 31,

	2005	2004	2003

Intrinsic Value of Options Exercised	$23.6	$12.8	$3.5
Realized Tax Benefits from Tax Deductions	$8.8	$4.8	$1.3
      The Company’s practice is to issue new shares of common stock to satisfy stock option exercises. Excess tax benefits disclosed in the accompanying Consolidated Statements of Cash Flows have been reduced by the hypothetical deferred tax asset that would have existed under SFAS No. 123 for these awards.

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
      Prior to the adoption of SFAS No. 123R, and in accordance with APB No. 25, compensation expense was measured based on the market price of the Company’s common stock on the date of grant and recognized over the performance period. Compensation expense on the additional shares was measured by applying the market price of the Company’s stock at the end of the period to the number of additional shares that were expected to be earned. Such expense was recognized over the performance period.
      Beginning in 2003, the Company changed the vesting of Fixed Performance Awards such that the awards vest if, at the end of the performance period, at least the minimum performance level has been attained. To the extent that the award payout level attained is less than 100%, the difference between 100% and the award distributed will be forfeited. Compensation expense was measured by applying the market price of the Company’s stock at the end of the period to the number of awards expected to be earned.
      Upon the adoption of SFAS No. 123R, all of the performance share plans under the 1998 Incentive Plan were classified as equity based plans and the fair value of each award is the market price of the stock on the date of grant and is amortized to expense ratably over the vesting period. The stock-based compensation expense for any additional shares which may be earned is estimated on the grant date based on the market price of the stock at the date of grant. The number of shares expected to be earned will be adjusted, as necessary, to reflect the actual number of shares awarded.
      The weighted-average fair value of performance share awards granted during the years ended December 31, 2005, 2004 and 2003 was $29.36, $19.34 and $16.76, respectively.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of the status of the Company’s nonvested performance share awards as of December 31, 2005 and changes during the year ended December 31, 2005 is presented below (in millions, except per share data):

	Year Ended
	December 31, 2005

		Weighted-
		Average
		Grant Date
	Shares	Fair Value

Nonvested performance share awards:
Nonvested at December 31, 2004	2.0	$14.84
Granted	0.3	$29.36
Vested	(0.3)	$16.21
Forfeited	(0.2)	$13.40

Nonvested at December 31, 2005	1.8	$16.80

      As of December 31, 2005, there was approximately $22.3 million of total unrecognized compensation cost related to nonvested performance share awards. Such cost is expected to be recognized over a weighted-average period of 2.4 years. The Company’s estimated forfeiture rate for performance shares was 12% as of December 31, 2005. Total compensation expense for performance share awards was $19.6 million, $8.0 million and $4.4 million for the years ended December 31, 2005, 2004 and 2003, respectively. The Company’s practice is to issue new shares of common stock to satisfy performance share award vestings.

Restricted Stock Awards
      Under the 1998 Incentive Plan, restricted stock awards are issued to attract and retain key Company executives. At the end of a three-year retention period, the award will vest and be distributed to the participant provided that the participant has been an employee of the Company or one of its wholly owned subsidiaries continuously throughout the retention period. Under APB No. 25, compensation expense was measured based on the market price of the Company’s common stock at the date of grant and was recognized on a straight-line basis over the performance period.
      Upon the adoption of SFAS No. 123R, all restricted stock plans under the 1998 Incentive Plan were classified as equity based plans and the fair value of each award is the market price of the Company’s common stock on the date of grant and amortized to expense ratably over the vesting period.
      The weighted-average fair value of restricted stock awards granted during the years ended December 31, 2005, 2004 and 2003 was $28.76, $19.25 and $15.81, respectively.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of the status of the Company’s nonvested restricted stock awards as of December 31, 2005 and changes during the year ended December 31, 2005 is presented below (in millions, except per share data):

	Year Ended
	December 31, 2005

		Weighted-
		Average
		Grant Date
	Shares	Fair Value

Nonvested restricted stock awards:
Nonvested at December 31, 2004	1.1	$17.69
Granted	0.3	$28.76
Vested	(0.3)	$16.26
Forfeited	(0.1)	$16.65

Nonvested at December 31, 2005	1.0	$21.25

      As of December 31, 2005, there was approximately $13.1 million of total unrecognized compensation cost related to nonvested restricted stock awards. Such cost is expected to be recognized over a weighted-average period of 2.2 years. The Company’s estimated forfeiture rate for restricted stock awards was 12% as of December 31, 2005. Total compensation expense for restricted stock awards was $5.3 million, $1.8 million and $1.7 million for the years ended December 31, 2005, 2004 and 2003, respectively.
      The total fair value of restricted stock awards vested and the resulting tax deductions to realize tax benefits were as follows (in millions):

	For the Years Ended
	December 30,

	2005	2004	2003

Fair Value of Restricted Stock Awards Vested	$5.8	$5.7	$—
Realized Tax Benefits from Tax Deductions	$2.2	$2.1	$—
      The Company’s practice is to issue new shares of common stock to satisfy restricted stock award vestings. Excess tax benefits disclosed in the accompanying Consolidated Statements of Cash Flows have been reduced by the hypothetical deferred tax asset that would have existed under SFAS No. 123 for these awards.

Stock Appreciation Rights
      In 2003, the Company began awarding stock appreciation rights. Each recipient is given the “right” to receive a value equal to the future appreciation of the Company’s stock price. The value is paid in Company stock. Stock appreciation rights vest in one-third increments beginning with the first anniversary date after the grant date.
      Prior to the adoption of SFAS No. 123R, compensation expense was measured by applying the increase in the market price of the Company’s stock at the end of the period to the number of awards.
      Upon the adoption of SFAS No. 123R, the compensation expense for awards granted prior to the adoption is the fair value on the date of grant, recognized over the vesting period. The fair value for these awards was estimated using the Black-Scholes-Merton valuation model and follows the provisions of SFAS No. 123R and SAB No. 107. The Company used historical data and other pertinent information to estimate the expected volatility for the term of the award and the outstanding period of the award for separate groups of employees that had similar historical exercise behavior. The risk free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The weighted-average fair value of stock appreciation rights granted during the years ended December 31, 2005, 2004 and 2003 was $8.65, $6.81 and $6.23, respectively.
      Prior to the adoption of SFAS No. 123R, the fair value of a stock appreciation right was amortized to expense using the graded method. Upon the adoption of SFAS No. 123R, stock appreciation rights granted prior to the date of adoption continue to be amortized to expense using the graded method. For stock appreciation rights granted after the date of adoption, the fair value is amortized to expense ratably over the vesting period.
      A summary of stock appreciation rights activity for the year ended December 31, 2005 follows (in millions, except per share data):

	Year Ended
	December 31, 2005

		Weighted-
		Average
		Exercise
		Price Per
	Shares	Share

Outstanding at beginning of year	1.0	$16.82
Granted	0.7	$29.36
Exercised	(0.1)	$16.76
Forfeited	(0.1)	$16.76

Outstanding at end of year	1.5	$22.22

Exercisable at end of year	0.5	$16.83

      The following table summarizes information about stock appreciation rights outstanding as of December 31, 2005 (in millions, except per share data and years):

	Stock Appreciation Rights Outstanding				Stock Appreciation Rights Exercisable

		Weighted-				Weighted-
		Average				Average
		Remaining	Weighted-			Remaining	Weighted-
		Contractual	Average	Aggregate		Contractual	Average	Aggregate
Range of Exercise	Number	Term	Exercise Price	Intrinsic	Number	Life	Exercise Price	Intrinsic
Prices Per Share	Outstanding	(in years)	Per Share	Value	Exercisable	(in years)	Per Share	Value

$16.43 — $29.36	1.5	5.81	$22.22	$8.8	0.5	4.95	$16.83	$6.2
      The fair value of each stock appreciation right granted after June 30, 2005 through December 31, 2005 is estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions:

December 31,
2005

Expected dividend yield	1.50%
Risk-free interest rate	4.39%
Expected volatility	31.90%
Expected life (in years)	4.53
      As of December 31, 2005, there was approximately $4.9 million of unrecognized compensation cost related to nonvested stock appreciation rights. Such cost is expected to be recognized over a weighted-average period of 2.1 years. The Company’s estimated forfeiture rate for stock appreciation rights was 9% as of December 31, 2005. Total compensation expense (income) for stock appreciation rights was $2.6 million,

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$2.1 million and $0 for the years ended December 31, 2005, 2004 and 2003, respectively. The Company’s practice is to issue new shares of common stock to satisfy stock appreciation rights exercises.

13.	Commitments and Contingencies:

Operating Leases
      The Company has various leases relating principally to the use of operating facilities. Rent expense for 2005, 2004 and 2003 was approximately $52.9 million, $55.3 million and $55.9 million, respectively. Leases with step rent provisions and escalation clauses are accounted for on a straight-line basis. Minimum lease payments that are dependent on an existing index or rate, such as the consumer price index or prime interest rate, are included based on the index or rate existing at the inception of the lease and are adjusted for subsequent changes in the index or rate as they occur.
      The approximate minimum commitments under all non-cancelable leases at December 31, 2005 are as follows (in millions):

2006	$44.4
2007	32.6
2008	24.5
2009	16.1
2010	12.9
Thereafter	53.3

$183.8

Litigation
      The Company is involved in various claims and lawsuits incidental to its business. In addition, the Company and its subsidiary Heatcraft Inc. have been named in four lawsuits in connection with its former heat transfer operations. The lawsuits allege personal injury resulting from alleged emissions of trichloroethylene, dichloroethylene, and vinyl chloride and other unspecified emissions from the South Plant in Grenada, Mississippi, previously owned by Heatcraft Inc. The Mississippi Supreme Court has ordered that these four lawsuits be severed and transferred to Grenada County. This will require plaintiffs’ counsel to maintain a separate lawsuit for each of the approximately 112 original plaintiffs. Since the court order, there has been no action taken towards instigating the individual lawsuits. It is not possible to predict with certainty the outcome of these matters or an estimate of any potential loss. Based on present knowledge, management believes that it is unlikely that any final resolution of these matters will result in a material liability for the Company.
      In March 2004, the Company announced that the Audit Committee of the Company’s Board of Directors initiated an independent inquiry into certain accounting matters related to the Company’s Canadian service centers in its Service Experts segment. Immediately prior to such announcement, the Company contacted the Fort Worth office of the SEC to inform them of the existence and details of such allegations and the related independent inquiry. Independent counsel for the Audit Committee communicated the results of the independent inquiry to the SEC. On January 31, 2005, the Company announced the SEC investigation was converted to a formal status and the Company continues to fully cooperate with the SEC by producing information and documentation in response to requests from the SEC. The Company is unable to predict the ultimate outcome of this matter.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Earnings Per Share:
      Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net income, adjusted for the interest expense and amortization of deferred financing costs associated with the Company’s convertible notes by the sum of the weighted average number of shares and the number of equivalent shares assumed outstanding, if dilutive, under the Company’s stock based compensation plans and convertible notes. Emerging Issues Task Force Issue 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” requires that contingently convertible debt securities with a market price trigger be included in diluted earnings per share, if they are dilutive, regardless of whether the market price trigger has been met. As of December 31, 2005, the Company had 74,671,494 shares outstanding of which 3,635,947 were held as treasury shares. Diluted earnings per share are computed as follows (in millions, except per share data):

	Years Ended December 31,

	2005	2004	2003

Net income (loss)	$150.7	$(134.4)	$86.4

Add: after-tax interest expense and amortization of deferred financing costs on the Convertible Notes	4.6	—	6.3

Net income (loss) as adjusted	$155.3	$(134.4)	$92.7

Weighted average shares outstanding	64.2	60.0	58.4
Effect of dilutive securities attributable to convertible notes	6.0	—	7.9
Effect of diluted securities attributable to stock options and performance share awards	3.5	—	2.0

Weighted average shares outstanding, as adjusted	73.7	60.0	68.3

Diluted earnings (loss) per share	$2.11	$(2.24)	$1.36

      Additionally, options to purchase 111,064 shares of common stock at prices ranging from $24.91 to $49.63 per share, options to purchase 1,399,386 shares of common stock at prices ranging from $17.82 to $49.63 per share and options to purchase 2,699,089 shares of common stock at prices ranging from $15.59 to $49.63 per share were outstanding for the years ended December 31, 2005, 2004 and 2003, respectively, but were not included in the diluted earnings per share calculation because the assumed exercise of such options would have been anti-dilutive. Similarly, for the year ended December 31, 2004, all potentially dilutive securities, including 7,947,458 shares attributable to convertible notes, were excluded because their effects were anti-dilutive for that period.

15.	Quarterly Financial Information (unaudited):
      In connection with the completion of year-end procedures related to the accounting for futures contracts for copper and aluminum, the Company determined that these futures contracts, previously designated as cash flow hedges, did not qualify for hedge accounting under SFAS No. 133, as the Company’s documentation did not meet the criteria specified by SFAS No. 133 in order for the hedging instruments to qualify for cash flow designation.
      As a result, the Company recorded an unrealized gain of $23.3 million to (Gains), Losses and Other Expenses, net for the year ended December 31, 2005 in the accompanying Consolidated Statements of Operations. This resulted in an increase in net income of $6.1 million, or $0.08 per share, in the first quarter 2005, which included $6.4 million of net income impact related to open futures contracts as of December 31, 2004. Additionally, this resulted in a decrease in net income of $3.5 million, or $0.05 per share, in the second

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
quarter 2005; and an increase in net income of $6.3 million, or $0.09 per share, in the third quarter, by releasing amounts previously recorded in the Accumulated Other Comprehensive Income (Loss) component of Stockholders’ Equity. The cumulative impact to previously reported earnings for the nine-month period ended September 30, 2005 is an increase of $8.9 million. A positive impact to net income of $6.0 million, or $0.08 per share, also resulted in the fourth quarter 2005.
      During 2005, the Company realized pre-tax gains of $16.7 million related to futures contracts that settled during the year. Of these gains, $8.8 million was previously included in Cost of Goods Sold for the nine-month period ended September 30, 2005 and should have been included in (Gains), Losses and Other Expenses, net in the accompanying Consolidated Statements of Operations. The amounts that had been included in Cost of Goods Sold were $2.0 million, $2.8 million, and $4.0 million for the first, second, and third quarters of 2005, respectively, and had no impact on previously reported net income. For the fourth quarter of 2005, an $8.0 million gain was recorded in Gains, Losses and Other Expenses, net.
      These adjustments do not affect the Company’s cash flows and, the impact on prior years’ results was not material. The quarterly information presented below for the first, second and third quarters of 2005 has been restated and reflects the impact of the adjustments discussed above.
      The following provides the impact on previously reported amounts within the Company’s consolidated statements of operations for the first, second and third quarters of 2005 related to the Company’s accounting for forward purchase contracts for copper and aluminum. Amounts are in millions and items in parenthesis represent a decrease from the amounts previously reported.

	For the Three Months Ended

	March 31,	June 30,	September 30,
	2005	2005	2005

	Increase (Decrease)
Cost of goods sold	$2.0	$2.8	$4.0
Gross profit	(2.0)	(2.8)	(4.0)
Realized gains on settled futures contracts previously included in cost of goods sold	2.0	2.8	3.9
Unrealized gains (losses) on open futures contracts previously included in accumulated other comprehensive income (loss)	9.5	(5.5)	10.1

(Gains), losses and other expenses, net	11.5	(2.7)	14.0
Operational income from continuing operations	9.5	(5.5)	10.0
Income from continuing operations before income taxes and cumulative effect of accounting change	9.5	(5.5)	10.0
Provision for income taxes previously included in accumulated other comprehensive income (loss)	3.4	(2.0)	3.7
Income from continuing operations before cumulative effect of accounting change	6.1	(3.5)	6.3
Income from continuing operations	6.1	(3.5)	6.3
Net income and retained earnings	6.1	(3.5)	6.3

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2005
(Unaudited, in millions, except per share data)

	For the
	Three Months Ended
	March 31, 2005

	Previously
	Reported	Restated
NET SALES	$700.3	$700.3
COST OF GOODS SOLD	478.5	480.5

Gross Profit	221.8	219.8
OPERATING EXPENSES:
Selling, general and administrative expense	204.3	204.3
(Gains), losses and other expenses, net	—	(11.5)

Operational income from continuing operations	17.5	27.0
INTEREST EXPENSE, net	5.5	5.5
OTHER EXPENSE	0.1	0.1

Income from continuing operations before income taxes	11.9	21.4
PROVISION FOR INCOME TAXES	4.4	7.8

Income from continuing operations	7.5	13.6

DISCONTINUED OPERATIONS:
Loss from operations of discontinued operations	1.6	1.6
Income tax benefit	(0.4)	(0.4)
Loss on disposal of discontinued operations	0.1	0.1
Income tax benefit	(0.2)	(0.2)

Loss from discontinued operations	1.1	1.1

Net income	$6.4	$12.5

INCOME PER SHARE FROM CONTINUING OPERATIONS:
Basic	$0.12	$0.22
Diluted	$0.12	$0.21
LOSS PER SHARE FROM DISCONTINUED OPERATIONS:
Basic	$(0.02)	$(0.02)
Diluted	$(0.02)	$(0.02)
NET INCOME PER SHARE:
Basic	$0.10	$0.20
Diluted	$0.10	$0.19
AVERAGE SHARES OUTSTANDING:
Basic	61.5	61.5
Diluted	72.4	72.4
CASH DIVIDENDS DECLARED PER SHARE	$0.10	$0.10

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Six Months Ended June 30, 2005
(Unaudited, in millions, except per share data)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30, 2005		June 30, 2005

	Previously		Previously
	Reported	Restated	Reported	Restated

NET SALES	$867.8	$867.8	$1,568.1	$1,568.1
COST OF GOODS SOLD	573.8	576.6	1,052.3	1,057.1

Gross Profit	294.0	291.2	515.8	511.0
OPERATING EXPENSES:
Selling, general and administrative expense	224.9	224.9	429.2	429.2
(Gains), losses and other expenses, net	(8.7)	(6.0)	(8.7)	(17.5)
Restructuring charge	2.2	2.2	2.2	2.2

Operational income from continuing operations	75.6	70.1	93.1	97.1
INTEREST EXPENSE, net	4.6	4.6	10.1	10.1
OTHER INCOME	(0.6)	(0.6)	(0.5)	(0.5)

Income from continuing operations before income taxes	71.6	66.1	83.5	87.5
PROVISION FOR INCOME TAXES	26.6	24.6	31.0	32.4

Income from continuing operations	45.0	41.5	52.5	55.1

DISCONTINUED OPERATIONS:
Loss from operations of discontinued operations	0.2	0.2	1.8	1.8
Income tax benefit	—	—	(0.4)	(0.4)
Loss on disposal of discontinued operations	—	—	0.1	0.1
Income tax benefit	—	—	(0.2)	(0.2)

Loss from discontinued operations	0.2	0.2	1.3	1.3

Net income	$44.8	$41.3	$51.2	$53.8

INCOME PER SHARE FROM CONTINUING OPERATIONS:
Basic	$0.73	$0.67	$0.85	$0.89
Diluted	$0.64	$0.59	$0.77	$0.80
LOSS PER SHARE FROM DISCONTINUED OPERATIONS:
Basic	$(0.01)	$—	$(0.02)	$(0.02)
Diluted	$—	$—	$(0.02)	$(0.02)
NET INCOME PER SHARE:
Basic	$0.72	$0.67	$0.83	$0.87
Diluted	$0.64	$0.59	$0.75	$0.78
AVERAGE SHARES OUTSTANDING:
Basic	62.0	62.0	61.7	61.7
Diluted	72.8	72.8	72.5	72.5
CASH DIVIDENDS DECLARED PER SHARE	$0.10	$0.10	$0.20	$0.20

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended September 30, 2005
(Unaudited, in millions, except share and per share data)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30, 2005		September 30, 2005

	Previously		Previously
	Reported	Restated	Reported	Restated

NET SALES	$927.5	$927.5	$2,495.6	$2,495.6
COST OF GOODS SOLD	612.1	616.1	1,664.4	1,673.2

Gross Profit	315.4	311.4	831.2	822.4
OPERATING EXPENSES:
Selling, general and administrative expense	230.2	230.2	659.4	659.4
(Gains), losses and other expenses, net	0.1	(13.9)	(8.6)	(31.4)
Restructuring charge	0.2	0.2	2.4	2.4

Operational income from continuing operations	84.9	94.9	178.0	192.0
INTEREST EXPENSE, net	4.3	4.3	14.4	14.4
OTHER EXPENSE	3.5	3.5	3.0	3.0

Income from continuing operations before income taxes and cumulative effect of accounting change	77.1	87.1	160.6	174.6
PROVISION FOR INCOME TAXES	28.5	32.2	59.5	64.6

Income from continuing operations before cumulative effect of accounting change	48.6	54.9	101.1	110.0

CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET	(0.2)	(0.2)	(0.2)	(0.2)

Income from continuing operations	48.8	55.1	101.3	110.2
DISCONTINUED OPERATIONS:
Loss from operations of discontinued operations	0.1	0.1	1.9	1.9
Income tax benefit	(0.1)	(0.1)	(0.5)	(0.5)
Loss on disposal of discontinued operations	—	—	0.1	0.1
Income tax benefit	—	—	(0.2)	(0.2)

Loss from discontinued operations	—	—	1.3	1.3

Net income	$48.8	$55.1	$100.0	$108.9

INCOME PER SHARE FROM CONTINUING OPERATIONS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE:
Basic	$0.77	$0.87	$1.63	$1.77
Diluted	$0.68	$0.76	$1.45	$1.57
CUMULATIVE EFFECT OF ACCOUNTING CHANGE PER SHARE:
Basic	$—	$0.01	$—	$—
Diluted	$—	$—	$—	$—
INCOME PER SHARE FROM CONTINUING OPERATIONS:
Basic	$0.77	$0.88	$1.63	$1.77
Diluted	$0.68	$0.76	$1.45	$1.57
LOSS PER SHARE FROM DISCONTINUED OPERATIONS:
Basic	$—	$—	$(0.02)	$(0.02)
Diluted	$—	$—	$(0.02)	$(0.02)
NET INCOME PER SHARE:
Basic	$0.77	$0.88	$1.61	$1.75
Diluted	$0.68	$0.76	$1.43	$1.55
AVERAGE SHARES OUTSTANDING:
Basic	62.9	62.9	62.1	62.1
Diluted	74.2	74.2	73.1	73.1
CASH DIVIDENDS DECLARED PER SHARE:	$0.10	$0.10	$0.30	$0.30

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
SEGMENT REVENUES AND OPERATING PROFIT
For the Three Months Ended March 31, 2005
(Unaudited, in millions)

	For the
	Three Months Ended
	March 31, 2005

	Previously
	Reported	Restated

Net Sales
Residential	$342.7	$342.7
Commercial	126.2	126.2

Heating and Cooling	468.9	468.9
Service Experts	135.9	135.9
Refrigeration	111.9	111.9
Eliminations	(16.4)	(16.4)

	$700.3	$700.3

Segment Profit (Loss)(A)
Residential	$29.6	$28.4
Commercial	4.7	4.4

Heating and Cooling	34.3	32.8
Service Experts	(6.3)	(6.3)
Refrigeration	8.9	8.4
Corporate and other	(19.3)	(19.3)
Eliminations	(0.1)	(0.1)

Segment Profit	17.5	15.5
Reconciliation to income from continuing operations before income taxes
(Gains), losses and other expenses, net	—	(11.5)
Interest expense, net	5.5	5.5
Other expense	0.1	0.1

	$11.9	$21.4

(A)	Segment profit is based upon income (loss) from continuing operations before income taxes included in the accompanying consolidated statements of operations excluding Goodwill Impairment.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
SEGMENT REVENUES AND OPERATING PROFIT
For the Three Months and Six Months Ended June 30, 2005
(Unaudited, in millions)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30, 2005		June 30, 2005

	Previously		Previously
	Reported	Restated	Reported	Restated

Net Sales
Residential	$434.7	$434.7	$777.4	$777.4
Commercial	171.2	171.2	297.4	297.4

Heating and Cooling	605.9	605.9	1,074.8	1,074.8
Service Experts	167.8	167.8	303.7	303.7
Refrigeration	116.9	116.9	228.8	228.8
Eliminations	(22.8)	(22.8)	(39.2)	(39.2)

	$867.8	$867.8	$1,568.1	$1,568.1

Segment Profit (Loss)(A)
Residential	$57.3	$55.7	$86.9	$84.1
Commercial	15.3	14.7	20.0	19.1

Heating and Cooling	72.6	70.4	106.9	103.2
Service Experts	9.2	9.2	2.9	2.9
Refrigeration	10.1	9.5	19.0	17.9
Corporate and other	(22.9)	(22.9)	(42.2)	(42.2)
Eliminations	0.1	0.1	—	—

Segment Profit	69.1	66.3	86.6	81.8
Reconciliation to income from continuing operations before income taxes:
(Gains), losses and other expenses, net	(8.7)	(6.0)	(8.7)	(17.5)
Restructuring charge	2.2	2.2	2.2	2.2
Interest expense, net	4.6	4.6	10.1	10.1
Other income	(0.6)	(0.6)	(0.5)	(0.5)

	$71.6	$66.1	$83.5	$87.5

(A)	Segment profit (loss) is based upon income (loss) from continuing operations before income taxes included in the accompanying consolidated statements of operations excluding Goodwill Impairment.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
SEGMENT REVENUES AND OPERATING PROFIT
For the Three Months and Nine Months Ended September 30, 2005
(Unaudited, in millions)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30, 2005		September 30, 2005

	Previously		Previously
	Reported	Restated	Reported	Restated

Net Sales
Residential	$464.9	$464.9	$1,242.3	$1,242.3
Commercial	191.9	191.9	489.3	489.3

Heating and Cooling	656.8	656.8	1,731.6	1,731.6
Service Experts	171.8	171.8	475.5	475.5
Refrigeration	119.6	119.6	348.4	348.4
Eliminations	(20.7)	(20.7)	(59.9)	(59.9)

	$927.5	$927.5	$2,495.6	$2,495.6

Segment Profit (Loss)(A)
Residential	$67.0	$65.0	$153.9	$149.1
Commercial	26.8	25.9	46.8	45.0

Heating and Cooling	93.8	90.9	200.7	194.1
Service Experts	7.9	7.9	10.8	10.8
Refrigeration	12.0	10.9	31.0	28.8
Corporate and other	(28.5)	(28.5)	(70.7)	(70.7)
Eliminations	—	—	—	—

Segment Profit	85.2	81.2	171.8	163.0
Reconciliation to income from continuing operations before income taxes and cumulative effect of accounting change:
(Gains), losses and other expenses, net	0.1	(13.9)	(8.6)	(31.4)
Restructuring charge	0.2	0.2	2.4	2.4
Interest expense, net	4.3	4.3	14.4	14.4
Other expense	3.5	3.5	3.0	3.0

	$77.1	$87.1	$160.6	$174.6

(A)	Segment profit (loss) is based upon income (loss) from continuing operations before income taxes and cumulative effect of accounting change included in the accompanying consolidated statements of operations excluding Goodwill Impairment.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of March 31, 2005
(unaudited, in millions, except share and per share data)

	March 31, 2005

	Previously
	Reported	Restated

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$84.2	$84.2
Accounts and notes receivable, net	450.2	449.8
Inventories	275.8	275.8
Deferred income taxes	13.1	16.8
Other assets	42.4	42.4
Assets held for sale	1.2	1.2

Total current assets	866.9	870.2
PROPERTY, PLANT AND EQUIPMENT, net	236.3	236.3
GOODWILL, net	222.5	222.5
DEFERRED INCOME TAXES	82.1	82.1
OTHER ASSETS	137.3	137.3

TOTAL ASSETS	$1,545.1	$1,548.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$3.8	$3.8
Current maturities of long-term debt	36.3	36.3
Accounts payable	281.6	281.6
Accrued expenses	259.9	259.9
Income taxes payable	16.7	20.1
Liabilities held for sale	2.4	2.4

Total current liabilities	600.7	604.1
LONG-TERM DEBT	269.1	269.1
POSTRETIREMENT BENEFITS, OTHER THAN PENSIONS	14.7	14.7
PENSIONS	105.1	105.1
OTHER LIABILITIES	78.6	78.6

Total liabilities	1,068.2	1,071.6

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 200,000,000 shares authorized, 67,005,959 shares issued	0.7	0.7
Additional paid-in capital	465.1	465.1
Retained earnings	66.9	73.1
Accumulated other comprehensive income (loss)	(7.4)	(13.7)
Deferred compensation	(16.0)	(16.0)
Treasury stock, at cost, 3,106,822 shares	(32.4)	(32.4)

Total stockholders’ equity	476.9	476.8

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,545.1	$1,548.4

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of June 30, 2005
(unaudited, in millions, except share and per share data)

	June 30, 2005

	Previously
	Reported	Restated

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$93.6	$93.6
Accounts and notes receivable, net	541.9	541.6
Inventories	257.5	257.5
Deferred income taxes	16.0	17.6
Other assets	41.7	41.7
Assets held for sale	0.1	0.1

Total current assets	950.8	952.1
PROPERTY, PLANT AND EQUIPMENT, net	238.1	238.1
GOODWILL, net	219.1	219.1
DEFERRED INCOME TAXES	80.4	80.4
OTHER ASSETS	111.8	111.8

TOTAL ASSETS	$1,600.2	$1,601.5

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Short-term debt	$1.0	$1.0
Current maturities of long-term debt	11.3	11.3
Accounts payable	294.7	294.7
Accrued expenses	282.7	282.7
Income taxes payable	38.9	40.4
Liabilities held for sale	0.9	0.9

Total current liabilities	629.5	631.0
LONG-TERM DEBT	263.0	263.0
POSTRETIREMENT BENEFITS, OTHER THAN PENSIONS	15.1	15.1
PENSIONS	105.6	105.6
OTHER LIABILITIES	85.7	85.7

Total liabilities	1,098.9	1,100.4

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 200,000,000 shares authorized, 66,948,311 shares issued	0.7	0.7
Additional paid-in capital	463.9	463.9
Retained earnings	105.6	108.1
Accumulated other comprehensive income (loss)	(23.5)	(26.2)
Deferred compensation	(13.0)	(13.0)
Treasury stock, at cost; 3,183,631 shares, 3,107,074 shares and 3,106,822 shares at September 30, 2005, June 30, 2005 and March 31, 2005, respectively	(32.4)	(32.4)

Total stockholders’ equity	501.3	501.1

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,600.2	$1,601.5

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of September 30, 2005
(unaudited, in millions, except share and per share data)

	September 30, 2005

	Previously
	Reported	Restated

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$176.2	$176.2
Accounts and notes receivable, net	567.4	567.4
Inventories	254.0	254.0
Deferred income taxes	14.0	19.2
Other assets	50.5	50.5
Assets held for sale	0.1	0.1

Total current assets	1,062.2	1,067.4
PROPERTY, PLANT AND EQUIPMENT, net	244.6	244.6
GOODWILL, net	225.6	225.6
DEFERRED INCOME TAXES	85.3	85.3
OTHER ASSETS	121.4	121.4

TOTAL ASSETS	$1,739.1	$1,744.3

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Short-term debt	$2.5	$2.5
Current maturities of long-term debt	114.3	114.3
Accounts payable	312.9	312.9
Accrued expenses	311.6	311.6
Income taxes payable	41.4	46.4
Liabilities held for sale	1.1	1.1

Total current liabilities	783.8	788.8
LONG-TERM DEBT	119.3	119.3
POSTRETIREMENT BENEFITS, OTHER THAN PENSIONS	15.5	15.5
PENSIONS	106.1	106.1
OTHER LIABILITIES	80.5	80.5

Total liabilities	1,105.2	1,110.2

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 200,000,000 shares authorized, 68,313,156 shares, 66,948,311 shares and 67,005,959 shares issued at September 30, 2005, June 30, 2005 and March 31, 2005, respectively	0.7	0.7
Additional paid-in capital	519.2	519.2
Retained earnings	148.1	157.0
Accumulated other comprehensive income (loss)	—	(8.8)
Deferred compensation	—	—
Treasury stock, at cost, 3,183,631 shares, 3,107,074 shares and 3,106,822 shares at September 30, 2005, June 30, 2005 and March 31, 2005, respectively	(34.1)	(34.0)

Total stockholders’ equity	633.9	634.1

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,739.1	$1,744.3

Financial results (in millions, except per share data)

	Net Sales		Gross Profit			Net (Loss) Income

	2005	2004	2005		2004	2005		2004

First Quarter	$700.3	$664.0	$219.8	(1)	$225.6	$12.5	(1)(3)	$(194.1	)(2)
Second Quarter	867.8	805.4	291.2	(1)	275.3	41.3	(1)	34.4
Third Quarter	927.5	771.9	311.4	(1)	258.4	55.1	(1)	19.0
Fourth Quarter	870.6	741.4	285.6		238.2	41.8		6.3

Fiscal year	$3,366.2	$2,982.7	$1,108.0		$997.5	$150.7		$(134.4)

	Basic			Diluted			Dividends
	Earnings per			Earnings per			per
	Common Share			Common Share			Common Share

	2005		2004	2005		2004	2005	2004

First Quarter	$0.20	(1)(3)	$(3.26)	$0.19	(1)(3)	$(3.26)	$0.10	$.095
Second Quarter	0.67	(1)	0.57	0.59	(1)	0.51	0.10	.095
Third Quarter	0.88	(1)	0.32	0.76	(1)	0.29	0.10	.095
Fourth Quarter	0.59		0.10	0.55		0.11	0.11	.100

Fiscal year	$2.35		$(2.24)	$2.11		$(2.24)	$0.41	$0.385

(1)	Quarterly financial information has been restated.

(2)	In 2004, the Company recorded a non-cash impairment charge of $208.0 million, which is included as a component of operating income in the accompanying Consolidated Statements of Operations.

(3)	In 2005, the Company recorded $6.4 million of net income related to open futures contracts as of December 31, 2004.

Stock Prices

	Price Range Per Common Share

	2005		2004

	High	Low	High	Low

First Quarter	$22.99	$19.33	$19.22	$14.75
Second Quarter	22.41	18.65	19.26	15.34
Third Quarter	27.42	20.50	18.31	14.74
Fourth Quarter	30.60	24.81	20.50	13.97

16.	Treasury Stock:
      On September 19, 2005, LII announced its Board of Directors had authorized a stock repurchase program, pursuant to which the Company may repurchase up to ten million shares of its common stock, and had terminated a prior repurchase program that was announced November 2, 1999. Purchases under the stock repurchase program are made on an open-market basis at prevailing market prices. The timing of any repurchases depends on market conditions, the market price of LII’s common stock and management’s assessment of the Company’s liquidity needs and investment requirements and opportunities. No time limit was set for completion of the program and there is no guarantee as to the exact number of shares that will be repurchased. As of December 31, 2005, the Company had repurchased 447,400 shares of common stock at an average price of $28.65 per share under the stock repurchase program.

17.	Comprehensive Income:
      The accumulated balances, shown net of tax for each classification of comprehensive income as of December 31, 2005, 2004 and 2003, are as follows (in millions):

	Foreign
	Currency
	Translation	Minimum
	Adjustment	Pension Liab.	Hedges	Total

December 31, 2002	$(40.8)	$(37.2)	$(0.7)	$(78.7)
Net change during 2003	63.7	(5.2)	1.8	60.3

December 31, 2003	22.9	(42.4)	1.1	(18.4)
Net change during 2004	23.0	(9.0)	5.1	19.1

December 31, 2004	$45.9	$(51.4)	$6.2	$0.7
Net change during 2005	(10.9)	17.0	(6.4)	(0.3)

December 31, 2005	$35.0	$(34.4)	$(0.2)	$0.4

      The net change in hedges during 2004 was $5.9 million, net of tax of $(2.1) million, in reclassifications to earnings and $2.1 million, net of tax of $(0.8) million, in changes in the fair value of derivative contracts.
      In 2005, the Company determined that these futures contracts did not qualify for hedge accounting under SFAS No. 133, as the Company’s documentation did not meet the criteria specified by SFAS No. 133 in order for the hedging instruments to qualify for cash flow designation. Accordingly, the Company recorded an unrealized gain of $23.3 million for the year ended December 31, 2005 related to open futures contracts, which is included (Gains), Losses and Other Expenses, Net in the accompanying Consolidated Statements of Operations for 2005. Additionally during 2005, the Company realized pre-tax gains of $16.7 million related to futures contracts that settled during the year, which is included in (Gains), Losses and Other Expenses, Net in the accompanying Consolidated Statements of Operations.

18.	Goodwill:
      The Company evaluates the impairment of goodwill under the guidance of SFAS No. 142, for each of its reporting units. As a result of the annual impairment tests required by SFAS No. 142 the Company recorded an impairment charge in the first quarter of 2004 associated with its Service Experts segment. This impairment charge reflects the segment’s performance below management’s expectations and management’s decision to divest of 48 centers that no longer matched the realigned Service Experts business model. See Note 6 — Divestitures. The impairment test requires a two-step process. The first step compares the fair value of the units with goodwill against their aggregate carrying values, including goodwill. The Company estimated the fair value of its Service Experts segment using the income method of valuation, which includes the use of estimated discounted cash flows. Based on the comparison, the carrying value of Service Experts exceeded its fair value. Accordingly, the Company performed the second step of the test, comparing the implied fair value of Service Experts’ goodwill with the carrying amount of that goodwill. Based on this assessment, the Company recorded a non-cash impairment charge of $208.0 million ($184.8 million, net of tax), which is included as a component of operating income in the accompanying Consolidated Statements of Operations for 2004. The Company also recognized a $14.8 million ($13.2 million, net of tax) goodwill impairment charge arising from goodwill allocated to centers held for sale. This amount is included as a part of loss from discontinued operations in the accompanying Consolidated Statements of Operations for 2004. During the first quarter of 2005, the Company performed its annual goodwill impairment test and determined that no further impairment charge was required.

      The changes in the carrying amount of goodwill related to continuing operations for the years ended December 31, 2005 and 2004, by segment, are as follows (in millions):

	Balance			Balance
	December 31,	Goodwill	Foreign Currency	December 31,
Segment	2003	Impairment	Translation & Other	2004

Residential	$26.1	$—	$—	$26.1
Commercial	29.1	—	1.6	30.7

Heating and Cooling	55.2	—	1.6	56.8
Service Experts	306.7	(208.0)	(3.0)	95.7
Refrigeration	70.6	—	2.3	72.9

Total for continuing operations	$432.5	$(208.0)	$0.9	$225.4

Discontinued operations	14.8	(14.8)	—	—

Total	$447.3	$(222.8)	$0.9	$225.4

	Balance			Balance
	December 31,	Goodwill	Foreign Currency	December 31,
Segment	2004	Impairment	Translation & Other	2005

Residential	$26.1	$—	$—	$26.1
Commercial	30.7	—	(2.5)	28.2

Heating and Cooling	56.8	—	(2.5)	54.3
Service Experts	95.7	—	2.5	98.2
Refrigeration	72.9	—	(1.5)	71.4

Total	$225.4	$—	$(1.5)	$223.9

      The change in the Service Experts segment in 2004 includes the release of $9.2 million of liabilities for contingencies that were established in connection with the acquisition of Service Experts. Remaining changes are due to foreign currency translation.
      As of December 31, 2005 and 2004, identifiable intangible assets, subject to amortization, are recorded in Other Assets in the accompanying Consolidated Balance Sheets and are comprised of the following (in millions):

	2005		2004

	Gross	Amortization	Gross	Accumulated
	Amount	Accumulated	Amount	Amortization

Deferred financing costs	$5.8	$(3.3)	$8.9	$(4.0)
Non-compete agreements and other	9.1	(7.7)	9.3	(7.9)

Total	$14.9	$(11.0)	$18.2	$(11.9)

      Amortization of intangible assets for the years ended December 31, 2005, 2004 and 2003 was approximately $1.9 million, $3.6 million and $4.6 million, respectively. Amortization expense for 2006 to 2010 is estimated to be approximately $1.2 million in 2006, $0.7 million in 2007, $0.6 million in 2008, $0.5 million in 2009 and $0.3 million in 2010. As of December 31, 2005, the Company had $14.3 million of intangible assets, consisting of $10.1 million of pension intangible assets and $4.2 million of trademarks and others, which are not subject to amortization.

19.	Related Party Transactions:
      John W. Norris, Jr., LII’s Chairman of the Board, Thomas W. Booth, Stephen R. Booth, David V. Brown and John W. Norris III, each a director of Lennox, as well as other LII stockholders who may be immediate family members of the foregoing persons are, individually or through trust arrangements, members of AOC Land Investment, L.L.C. (“AOC Land”). AOC Land owns 70% of AOC Development II, L.L.C. (“AOC Development”), which owns essentially all of One Lake Park, L.L.C. (“One Lake Park”). LII is leasing part of an office building owned by One Lake Park for use as the LII corporate headquarters. The lease, initiated in 1998, has a remaining term of approximately 17 years and the lease payments for 2005, 2004 and 2003 were approximately $2.9 million, $3.2 million and $2.9 million, respectively. LII also leased a portion of Lennox Center, a retail complex owned by AOC Development, for use as offices. The lease, initiated in 2000, terminated in March 2003 and the lease payments for 2003 were $20,430. LII believes that the terms of its leases with One Lake Park and AOC Development were, when entered into, comparable to terms that could have been obtained from unaffiliated third parties.
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
      The carrying amounts of cash and cash equivalents, accounts and notes receivable, net, accounts payable and other current liabilities approximate fair value due to the short maturities of these instruments. The fair values of each of the Company’s long-term debt instruments are based on the quoted market prices for the same issues or on the amount of future cash flows associated with each instrument using current market rates for debt instruments of similar maturities and credit risk. The estimated fair value of non-convertible long-term debt (including current maturities) was $122.6 million and $160.8 million at December 31, 2005 and 2004, respectively. The fair values presented are estimates and are not necessarily indicative of amounts for which the Company could settle such instruments currently or indicative of the intent or ability of the Company to dispose of or liquidate them.

22.	Subsequent Events:
      On February 7, 2006, Allied Air Enterprises, a division of the Company’s Heating & Cooling segment, announced that it has commenced plans to consolidate its manufacturing, distribution, research & development, and administrative operations in South Carolina, and close its current operations in Bellevue, Ohio. The consolidation will be a phased process expected to be completed by the end of the first quarter of fiscal 2007. The Company expects the consolidation to improve Allied Air Enterprises’ operating efficiency, eliminate redundant fixed costs, and provide customers with improved service.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
Disclosure Controls and Procedures
      The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer (the Company’s principal executive officer and principal financial officer, respectively), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report and concluded that, as a result of the material weakness identified in Management’s Report on Internal Control Over Financial Reporting (Item 8), the Company’s disclosure controls and procedures as of December 31, 2005 were not effective.
Management’s Annual Report on Internal Control Over Financial Reporting
      See “Management’s Report on Internal Control Over Financial Reporting” included in Item 8 “Financial Statements and Supplementary Data.”
Attestation Report of the Independent Registered Public Accounting Firm
      See “Attestation Report of the Independent Registered Public Accounting Firm” included in Item 8 “Financial Statements and Supplementary Data.”
Changes in Internal Control Over Financial Reporting
      During the quarter ended December 31, 2005, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Remediation Efforts
      In the first quarter of 2006, the Company engaged an outside consultant to assist it in redesigning its policies, procedures, and controls with respect to its commodity hedging activities in order to comply with the requirements of SFAS 133 and the Company does not plan to enter into any new contracts intended to hedge its exposure to fluctuations in copper and aluminum commodity prices until this process is completed.

Item 9B.	Other Information
      None.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      The section of the Company’s 2006 Proxy Statement captioned “Proposal: Election of Directors” identifies members of the Board of Directors of the Company and nominees for election to the Board of Directors at the Company’s 2006 Annual Meeting, and is incorporated in this Item 10 by reference.
      Item 1 “Business — Executive Officers of the Company” of this Form 10-K identifies executive officers of the Company and is incorporated in this Item 10 by reference.
      The section of the Company’s 2006 Proxy Statement captioned “Corporate Governance — Board of Directors and Board Committees — Audit Committee” identifies members of the Audit Committee of the Board of Directors and the Company’s audit committee financial expert, and is incorporated in this Item 10 by reference.

      The section of the Company’s 2006 Proxy Statement captioned “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated in this Item 10 by reference.
      The section of the Company’s 2006 Proxy Statement captioned “Corporate Governance — Other Corporate Governance Policies — Code of Conduct and Code of Ethical Conduct” includes information regarding the Company’s Code of Conduct and Code of Ethical Conduct and is incorporated in this Item 10 by reference.

Item 11.	Executive Compensation
      The information in the sections of the Company’s 2006 Proxy Statement captioned “Directors Compensation,” “Executive Compensation” and “Certain Relationships and Related Party Transactions — Compensation Committee Interlocks and Insider Participation” is incorporated in this Item 11 by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information in the sections of the Company’s 2006 Proxy Statement captioned “Equity Compensation Plan Information” and “Ownership of Common Stock” is incorporated in this Item 12 by reference.

Item 13.	Certain Relationships and Related Transactions
      The information in the section of the Company’s 2006 Proxy Statement captioned “Certain Relationships and Related Party Transactions” is incorporated in this Item 13 by reference.

Item 14.	Principal Accounting Fees and Services
      The information in the section of the Company’s 2006 Proxy Statement captioned “Independent Registered Public Accountants” is incorporated in this Item 14 by reference.
PART IV

Item 15.	Exhibits, Financial Statement Schedules
Financial Statements
      The following financial statements are included in Part II, Item 8 of this Form 10-K:

•	Management’s Report on Internal Control Over Financial Reporting

•	Attestation Report of the Independent Registered Public Accounting Firm

•	Report of the Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2005 and 2004

•	Consolidated Statements of Operations for the Years Ended December 31, 2005, 2004 and 2003

•	Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2005, 2004 and 2003

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003

•	Notes to Consolidated Financial Statements for the Years Ended December 31, 2005, 2004 and 2003
Financial Statement Schedules
      The following financial statement schedules are included in this Form 10-K:

•	Report of the Independent Registered Public Accounting Firm (see Part II, Item 8 of this Form 10-K).

•	Schedule II — Valuation and Qualifying Accounts and Reserves (see Schedule II immediately following the signature page of this Form 10-K).
      Financial statement schedules not included in this Form 10-K have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.
Exhibits
      A list of the exhibits required to be filed or furnished as part of this Form 10-K is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by reference.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LENNOX INTERNATIONAL INC.

By:	/s/ Robert E. Schjerven

Robert E. Schjerven
Chief Executive Officer
March 16, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert E. Schjerven Robert E. Schjerven	Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2006

/s/ Susan K. Carter Susan K. Carter	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 16, 2006

/s/ David L. Inman David L. Inman	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	March 16, 2006

/s/ John W. Norris, Jr. John W. Norris, Jr.	Chairman of the Board of Directors	March 16, 2006

/s/ Linda G. Alvarado Linda G. Alvarado	Director	March 16, 2006

/s/ Steven R. Booth Steven R. Booth	Director	March 16, 2006

/s/ Thomas W. Booth Thomas W. Booth	Director	March 16, 2006

/s/ David V. Brown David V. Brown	Director	March 16, 2006

/s/ James J. Byrne James J. Byrne	Director	March 16, 2006

/s/ Janet K. Cooper Janet K. Cooper	Director	March 16, 2006

Signature	Title	Date

/s/ C.L. (Jerry) Henry C.L. (Jerry) Henry	Director	March 16, 2006

/s/ John E. Major John E. Major	Director	March 16, 2006

/s/ John W. Norris III John W. Norris III	Director	March 16, 2006

/s/ Paul W. Schmidt Paul W. Schmidt	Director	March 16, 2006

/s/ Terry D. Stinson Terry D. Stinson	Director	March 16, 2006

/s/ Richard L. Thompson Richard L. Thompson	Director	March 16, 2006

LENNOX INTERNATIONAL INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the Years Ended December 31, 2005, 2004 and 2003
(In Millions)

		Additions
	Balance at	charged to		Balance
	beginning	cost and		at end
	of Year	expenses	Deductions (1)	of Year

2003:
Allowance for doubtful accounts	$20.8	$10.8	$(16.0)	$15.6
2004:
Allowance for doubtful accounts	$15.6	$10.3	$(7.4)	$18.5
2005:
Allowance for doubtful accounts	$18.5	$6.7	$(8.5)	$16.7

(1)	Uncollectible accounts charged off, net of recoveries.

INDEX TO EXHIBITS

Exhibit
Number	Exhibit Name

3.1	Restated Certificate of Incorporation of Lennox International Inc. (‘LII”) (filed as Exhibit 3.1 to LII’s Registration Statement on Form S-1 (Registration No. 333-75725) filed on April 6, 1999 and incorporated herein by reference).
3.2	Amended and Restated Bylaws of LII (filed as Exhibit 3.2 to LII’s Current Report on Form 8-K filed on February 28, 2005 and incorporated herein by reference).
4.1	Specimen Stock Certificate for the Common Stock, par value $.01 per share, of LII (filed as Exhibit 4.1 to LII’s Amendment to Registration Statement on Form S-1/A (Registration No. 333-75725) filed on June 16, 1999 and incorporated herein by reference).
4.2	Rights Agreement, dated as of July 27, 2000, between LII and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, which includes as Exhibit A the form of Certificate of Designations of Series A Junior Participating Preferred Stock setting forth the terms of the Preferred Stock, as Exhibit B the form of Rights Certificate and as Exhibit C the Summary of Rights to Purchase Preferred Stock (filed as Exhibit 4.1 to LII’s Current Report on Form 8-K filed on July 28, 2000 and incorporated herein by reference).
LII is a party to several debt instruments under which the total amount of securities authorized under any such instrument does not exceed 10% of the total assets of LII and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, LII agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.
10.1	Second Amended and Restated Receivables Purchase Agreement, dated as of June 16, 2003, by and among LPAC Corp., Lennox Industries Inc., Blue Ridge Asset Funding Corporation, Liberty Street Funding Corp., the Liberty Street Investors named therein, The Bank of Nova Scotia and Wachovia Bank, N.A. (filed as Exhibit 10.1 to LII’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).
10.2	Fourth Amendment to Second Amended and Restated Receivables Purchase Agreement, dated as of June 11, 2004, by and among Lennox Industries Inc., LPAC Corp., Liberty Street Funding Corp., the investors named in the Second Amended and Restated Receivables Purchase Agreement, as amended (the “Purchase Agreement”), The Bank of Nova Scotia, YC SUSI Trust, Bank of America, N.A. and The Yorktown Investors (as defined in Purchase Agreement) (filed as Exhibit 10.3 to LII’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).
10.3	Fifth Amendment to Second Amended and Restated Receivables Purchase Agreement, dated as of December 20, 2004, by and among Lennox Industries Inc., LPAC Corp., Liberty Street Funding Corp., the investors named in the Purchase Agreement, The Bank of Nova Scotia, YC SUSI Trust, Bank of America, N.A. and The Yorktown Investors (as defined in the Purchase Agreement) (filed as Exhibit 10.1 to LII’s Form 8-K filed December 21, 2004 and incorporated herein by reference).
10.4	Sixth Amendment to Second Amended and Restated Receivables Purchase Agreement, dated December 14, 2005, by and among Lennox Industries Inc., LPAC Corp., Liberty Street Funding Corp., the investors named in the Purchase Agreement, The Bank of Nova Scotia, YC SUSI Trust, Bank of America, National Association and the Yorktown Investors (as defined in the Purchase Agreement) (filed as Exhibit 10.1 to LII’s Form 8-K filed December 20, 2005 and incorporated herein by reference).
10.5	Assignment and Assumption Agreement, dated as of May 5, 2004, by and among EagleFunding Capital Corporation and YC SUSI Trust, Fleet National Bank and Bank of America, N.A., Fleet Securities, Inc. and Bank of America, N.A., The Bank of Nova Scotia and LPAC Corp. (filed as Exhibit 10.10 to LII’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).
10.6	Purchase and Sale Agreement, dated as of June 19, 2000, by and among Lennox Industries Inc., Heatcraft Inc. and LPAC Corp. (filed as Exhibit 10.1 to LII’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference).

Exhibit
Number		Exhibit Name

10.7		First Amendment to Purchase and Sale Agreement, dated as of June 7, 2002, among Lennox Industries Inc., Heatcraft Inc., Armstrong Air Conditioning Inc. and LPAC Corp. (filed as Exhibit 10.2 to LII’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference).
10.8		Second Amendment to Purchase and Sale Agreement, dated as of June 16, 2003, by and among LPAC Corp., Lennox Industries Inc., Armstrong Air Conditioning Inc., Advanced Distributor Products LLC and Heatcraft Refrigeration Products LLC (filed as Exhibit 10.2 to LII’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).
10.9		Omnibus Amendment Number One to the Amended and Restated Receivables Purchase Agreement and the Purchase and Sale Agreement, dated as of January 31, 2003, by and among Lennox Industries Inc., Heatcraft Inc., Armstrong Air Conditioning Inc., Advanced Distributor Products LLC, Heatcraft Refrigeration Products LLC, LPAC Corp., Blue Ridge Asset Funding Corporation and Wachovia Bank, N.A. (filed as Exhibit 10.12 to LII’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).
10.10		First Omnibus Amendment to Transaction Documents, dated as of December 31, 2003, among LII, Lennox Industries Inc., Advanced Distributor Products LLC, Heatcraft Refrigeration Products LLC, LPAC Corp., Blue Ridge Asset Funding Corporation, Wachovia Bank, N.A., Liberty Street Funding Corp., The Bank of Nova Scotia, EagleFunding Capital Corporation, Fleet National Bank, Fleet Securities Inc., and The Liberty Street Investors (as defined therein) (filed as Exhibit 10.9 to LII’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).
10	.11*	Amended and Restated 1998 Incentive Plan of Lennox International Inc. (filed as Exhibit 10.1 to LII’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and incorporated herein by reference).
10	.12*	Form of Performance Share Program Award Agreement under the 1998 Incentive Plan of LII (filed as Exhibit 10.3 to LII’s Current Report on Form 8-K filed on December 13, 2005 and incorporated herein by reference).
10	.13*	Form of Employee Restricted Stock Grant Agreement under the 1998 Incentive Plan of LII (filed as Exhibit 10.4 to LII’s Current Report on Form 8-K filed on December 13, 2005 and incorporated herein by reference).
10	.14*	Form of Employee Stock Appreciation Rights Agreement under the 1998 Incentive Plan of LII (filed as Exhibit 10.5 to LII’s Current Report on Form 8-K filed on December 13, 2005 and incorporated herein by reference).
10	.15*	Form of Non-Employee Director Restricted Stock Grant Agreement under the 1998 Incentive Plan of LII (filed as Exhibit 10.6 to LII’s Current Report on Form 8-K filed on December 13, 2005 and incorporated herein by reference).
10	.16*	Form of Non-Employee Director Stock Appreciation Rights Agreement under the 1998 Incentive Plan of LII (filed as Exhibit 10.7 to LII’s Current Report on Form 8-K filed on December 13, 2005 and incorporated herein by reference).
10	.17*	Lennox International Inc. Profit Sharing Restoration Plan (filed as Exhibit 10.9 to LII’s Registration Statement on Form S-1 (Registration No. 333-75725) filed on April 6, 1999 and incorporated herein by reference).
10	.18*	Lennox International Inc. Supplemental Executive Retirement Plan (filed as Exhibit 10.10 to LII’s Registration Statement on Form S-1 (Registration No. 333-75725) filed on April 6, 1999 and incorporated herein by reference).
10	.19*	Lennox International Inc. Non-employee Directors’ Compensation and Deferral Plan (filed as Exhibit 10.22 to LII’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).
10	.20*	Amendment to the Lennox International Inc. Non-employee Directors’ Compensation and Deferral Plan, dated May 17, 2002 (filed as Exhibit 10.23 to LII’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).

Exhibit
Number		Exhibit Name

10	.21*	Form of Indemnification Agreement entered into between LII and certain executive officers and directors of LII (filed as Exhibit 10.15 to LII’s Registration Statement on Form S-1 (Registration No. 333-75725) filed on April 6, 1999 and incorporated herein by reference).
10	.22*	Form of Employment Agreement entered into between LII and certain executive officers of LII (filed as Exhibit 10.1 to LII’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference).
10	.23*	Form of Amended and Restated Change of Control Employment Agreement entered into between LII and certain executive officers of LII (filed as Exhibit 10.2 to LII’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference).
10	.24*	Form of Change of Control Employment Agreement entered into between LII and each of Susan K. Carter and William F. Stoll, Jr. (filed as Exhibit 10.1 to LII’s Current Report on Form 8-K filed on August 31, 2005 and incorporated herein by reference).
10.25		Second Amended and Restated Credit Agreement, dated July 8, 2005, among LII, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, Banc of America Securities LLC and J.P. Morgan Securities, Inc., as Joint Lead Arrangers, and the other Lenders party thereto (filed as Exhibit 10.1 to LII’s Current Report on Form 8-K filed on July 12, 2005 and incorporated herein by reference).
10.26		Second Amended and Restated Pledge Agreement, dated July 8, 2005, between LII and Bank of America, N.A., as collateral agent for itself and other creditors of LII under the Second Amended and Restated Credit Agreement (filed as Exhibit 10.2 to LII’s Current Report on Form 8-K filed on July 12, 2005 and incorporated herein by reference).
10	.27*	Summary of Fiscal 2006 Target Short-Term Incentive Percentages for the Named Executive Officers of LII (filed as Exhibit 10.1 to LII’s Current Report on Form 8-K filed on December 13, 2005 and incorporated herein by reference).
10	.28*	Summary of Fiscal 2006 Annual Compensation for the Non-Employee Members of the Board of Directors of LII (filed as Exhibit 10.2 to LII’s Current Report on Form 8-K filed on December 13, 2005 and incorporated herein by reference).
21.1		Subsidiaries of LII (filed herewith).
23.1		Consent of KPMG LLP (filed herewith).
31.1		Certification of the principal executive officer (filed herewith).
31.2		Certification of the principal financial officer (filed herewith).
32.1		Certification of the principal executive officer and the principal financial officer of the Company pursuant to 18 U.S.C. Section 1350 (filed herewith).

*	Management contract or compensatory plan or arrangement.