Form 10-Q
period 2006-03-31
LENNOX INTERNATIONAL INC
filed 2006-05-09
CIK 1069202

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006
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
Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Securities Exchange Act of 1934.
Large Accelerated Filer ☑ Accelerated Filer ☐ Non-Accelerated Filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
Yes ☐ No ☑
     As of April 28, 2006, the number of shares outstanding of the registrant’s common stock, par value $.01 per share, was 71,842,275.

LENNOX INTERNATIONAL INC.
FORM 10-Q
For the Three Months Ended March 31, 2006

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of March 31, 2006 and December 31, 2005
(In millions, except share data)

	March 31,	December 31,
	2006	2005
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$139.8	$213.5
Accounts and notes receivable, net	495.3	508.4
Inventories	342.7	242.4
Deferred income taxes	14.4	20.3
Other assets	74.6	62.6

Total current assets	1,066.8	1,047.2
PROPERTY, PLANT AND EQUIPMENT, net	260.9	255.7
GOODWILL, net	226.4	223.9
DEFERRED INCOME TAXES	72.5	71.9
OTHER ASSETS	141.7	138.9

TOTAL ASSETS	$1,768.3	$1,737.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$3.6	$1.2
Current maturities of long-term debt	11.3	11.3
Accounts payable	339.6	296.8
Accrued expenses	288.2	322.4
Income taxes payable	21.1	24.8

Total current liabilities	663.8	656.5
LONG-TERM DEBT	108.0	108.0
POSTRETIREMENT BENEFITS, OTHER THAN PENSIONS	15.4	15.1
PENSIONS	80.9	80.8
OTHER LIABILITIES	83.6	82.8

Total liabilities	951.7	943.2

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 200,000,000 shares authorized, 75,768,198 shares and 74,671,494 shares issued for 2006 and 2005, respectively	0.7	0.7
Additional paid-in capital	669.9	649.3
Retained earnings	204.1	191.0
Accumulated other comprehensive income	1.0	0.4
Treasury stock, at cost, 4,036,935 shares and 3,635,947 for 2006 and 2005, respectively	(59.1)	(47.0)

Total stockholders’ equity	816.6	794.4

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,768.3	$1,737.6

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2006 and 2005
(Unaudited, in millions, except per share data)

	For the
	Three Months Ended
	March 31,
	2006	2005
NET SALES	$799.5	$700.3
COST OF GOODS SOLD	546.1	480.5

Gross Profit	253.4	219.8
OPERATING EXPENSES:
Selling, general and administrative expense	230.1	204.3
(Gains), losses and other expenses, net	(18.1)	(11.5)
Restructurings	6.3	—

Operational income from continuing operations	35.1	27.0
INTEREST EXPENSE, net	0.6	5.5
OTHER EXPENSE, net	1.0	0.1

Income from continuing operations before income taxes	33.5	21.4
PROVISION FOR INCOME TAXES	12.5	7.8

Income from continuing operations	21.0	13.6

DISCONTINUED OPERATIONS (NOTE 9):
Loss from operations of discontinued operations	—	1.6
Income tax benefit	—	(0.4)
Loss on disposal of discontinued operations	—	0.1
Income tax benefit	—	(0.2)

Loss from discontinued operations	—	1.1

Net income	$21.0	$12.5

INCOME PER SHARE FROM CONTINUING OPERATIONS:
Basic	$0.29	$0.22
Diluted	$0.28	$0.21

LOSS PER SHARE FROM DISCONTINUED OPERATIONS:
Basic	$—	$(0.02)
Diluted	$—	$(0.02)

NET INCOME PER SHARE:
Basic	$0.29	$0.20
Diluted	$0.28	$0.19

AVERAGE SHARES OUTSTANDING:
Basic	71.3	61.5
Diluted	75.4	72.4

CASH DIVIDENDS DECLARED PER SHARE	$0.11	$0.10
The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2006 and 2005
(Unaudited, in millions)

	For the
	Three Months Ended
	March 31,
	2006	2005
		Revised
		(See Note 1)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$21.0	$12.5
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in earnings of unconsolidated affiliates	(2.1)	(4.6)
Non-cash restructuring expenses	6.9	—
Unrealized gain on futures contracts	(9.1)	(9.5)
Stock-based compensation expense	7.8	6.5
Depreciation and amortization	9.4	9.6
Capitalized interest	(0.3)	—
Deferred income taxes	5.0	(3.3)
Other (gains), losses and expenses, net	0.4	2.2
Changes in assets and liabilities, net of effects of divestitures:
Accounts and notes receivable	13.2	15.6
Inventories	(99.0)	(31.3)
Other current assets	(5.2)	3.0
Accounts payable	42.2	47.2
Accrued expenses	(41.3)	(24.9)
Income taxes payable and receivable	(2.8)	7.7
Long-term warranty, deferred income and other liabilities	3.6	6.2
Net cash used in operating activities from discontinued operations	—	(0.9)

Net cash (used in) provided by operating activities	(50.3)	36.0

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the disposal of property, plant and equipment	0.8	0.1
Purchases of property, plant and equipment	(14.9)	(13.6)
Additional investment in affiliates	(4.3)	—
Net cash provided by investing activities from discontinued operations	—	1.8

Net cash used in investing activities	(18.4)	(11.7)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term borrowings	2.3	(1.8)
Revolving long-term borrowings	—	1.0
Sales of common stock	6.8	7.9
Repurchases of common stock	(12.2)	(1.2)
Excess tax benefits related to share based payments	5.6	—
Cash dividends paid	(7.8)	(6.2)

Net cash used in financing activities	(5.3)	(0.3)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(74.0)	24.0
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	0.3	(0.7)

CASH AND CASH EQUIVALENTS, beginning of period	213.5	60.9

CASH AND CASH EQUIVALENTS, end of period	$139.8	$84.2

Supplementary disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$0.3	$1.0

Income taxes (net of refunds)	$5.9	$(2.0)

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Basis of Presentation and other Accounting Information:
     The accompanying unaudited Consolidated Balance Sheet as of March 31, 2006, the accompanying unaudited Consolidated Statements of Operations for the three months ended March 31, 2006 and 2005 and the accompanying unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and 2005 should be read in conjunction with Lennox International Inc.’s (the “Company” or “LII”) audited consolidated financial statements and footnotes as of December 31, 2005 and 2004 and for each year in the three year period ended December 31, 2005. The accompanying unaudited consolidated financial statements of LII have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the accompanying consolidated financial statements contain all material adjustments, consisting principally of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to applicable rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. The operating results for the interim periods are not necessarily indicative of the results that may be expected for a full year.
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” (“SFAS No. 151”) which was effective for the Company as of January 1, 2006. This standard clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted material should be expensed as incurred and not included in inventory. In addition, this standard requires that the allocation of fixed production overhead costs to inventory be based on the normal capacity of the production facilities. The effect of the adoption of SFAS No. 151 was not material for the three months ended March 31, 2006.
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
Revisions to Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2005
     In 2005, the Company has separately disclosed the investing portions of the cash flows attributable to the Company’s discontinued operations, which had previously been reported on a combined basis.
2. Stock-Based Compensation:
     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R requires compensation cost to be measured for all outstanding unvested share-based awards at fair value for all interim and annual periods beginning after June 15, 2005. In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 “Share-Based Payment” (“SAB No. 107”), which provided further clarification on the implementation of SFAS No. 123R. On April 14, 2005, the SEC announced a deferral of the effective date of SFAS No. 123R for calendar year companies until the beginning of 2006; however, the Company elected to adopt the provisions of SFAS No. 123R early with an implementation date of July 1, 2005, as permitted by the standard. Prior to July 1, 2005, the Company accounted for stock-based awards under the intrinsic value method, which follows the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees and Related Interpretations” (“APB No. 25”), as permitted by FASB Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”).
     Effective July 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123R using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the second half of 2005 included: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (b) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. In accordance with SFAS No. 123R, results for prior periods have not been restated. Compensation expense of $7.8 million and $6.5 million was recognized for the three months ended March 31, 2006 and 2005, respectively, and is included in Selling, General and Administrative Expense in the accompanying Consolidated Statements of Operations.
     Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options, as operating cash flows in the Consolidated Statements of Cash Flows. SFAS No. 123R requires the cash flows from the tax benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $5.6 million excess tax benefits classified as a financing cash inflow in the accompanying Consolidated Statement of Cash Flows as of March 31, 2006 would have been classified as an operating cash inflow if the Company had not adopted SFAS No. 123R.
     Had the Company used the fair value based accounting method for stock-based compensation expense described by SFAS No. 123 for the fiscal 2005 period, prior to July 1, 2005, the Company’s diluted net income per common and equivalent share for the three months ended March 31, 2005 would have been as set forth in the table below (in millions, except per share data). As of July 1, 2005, the Company adopted SFAS No. 123R thereby eliminating pro forma disclosure for periods following such adoption. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes-Merton option valuation model and amortized to expense over the options’ vesting periods.

For the
Three Months
Ended
March 31,
2005
Net income, as reported	$12.5

Add: Reported stock-based compensation expense, net of taxes	4.1

Deduct: Fair value stock-based compensation expense, net of taxes	(4.6)

Net income, pro-forma	$12.0

Earnings per share:
Basic, as reported	$0.20
Basic, pro forma	$0.19

Diluted, as reported	$0.20
Diluted, pro forma	$0.19
Incentive Plan
     Under the Company’s Amended and Restated 1998 Incentive Plan (the “1998 Incentive Plan”), the Company is authorized to issue awards for 24,254,706 shares of common stock. As of March 31, 2006, awards for 20,282,649 shares of common stock had been granted and 3,902,423 shares had been cancelled or repurchased under the 1998 Incentive Plan. Consequently, as of March 31, 2006, there were 7,874,480 shares available for future issuance.
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
     In addition to the options discussed above, there were 123,078 stock options outstanding as of March 31, 2006 that were issued in connection with LII’s acquisition of Service Experts Inc. All such options are fully vested.
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
     No stock options were granted during the three months ended March 31, 2006. During the three months ended March 31, 2005, the Company granted stock options to purchase 2,964 shares of common stock, which were accounted for in accordance with APB No. 25. Therefore, no stock-based compensation expense was reflected in net income for the granting of these stock options as the stock options were granted to employees and the exercise price was equal to the fair market value of the stock on the date of grant. For future stock options grants, the fair value of each stock option award will be estimated using the Black-Scholes-Merton valuation model and will follow the provisions of SFAS No. 123R and SAB No. 107. The Company will use historical data and other pertinent information to estimate the expected volatility for the term of new options and the outstanding period of the option for separate groups of employees that had similar historical exercise behavior. The risk free interest rate will be based on the U.S. Treasury yield curve in effect at the time of grant.
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
     A summary of stock option activity for the three months ended March 31, 2006, follows (in millions, except per share data):

		Weighted-
		Average
		Exercise
		Price per
	Shares	Share
Outstanding at beginning of period	5.4	$14.81
Granted	—	—
Exercised	(0.5)	14.88
Forfeited	—	18.01

Outstanding at end of period	4.9	$14.77

Exercisable at end of period	4.6	$14.52

     The following table summarizes information about stock options outstanding as of March 31, 2006 (in millions, except per share data and years):

	Options Outstanding				Options Exercisable
		Weighted-				Weighted-
		Average				Average
Range of		Remaining	Weighted-			Remaining	Weighted-
Exercise		Contractual	Average	Aggregate		Contractual	Average	Aggregate
Prices Per	Number	Term	Exercise Price	Intrinsic	Number	Life	Exercise Price	Intrinsic
Share	Outstanding	(in years)	Per Share	Value	Exercisable	(in years)	Per Share	Value
$7.88 - $49.63	4.9	2.99	$14.77	$66.4	4.6	2.82	$14.52	$63.4

     As of March 31, 2006, there was approximately $0.9 million of unrecognized compensation cost related to nonvested options. Such cost is expected to be recognized over a weighted-average period of 1.7 years. The Company’s estimated forfeiture rate for stock options was 3% as of March 31, 2006. Total compensation expense for stock options was $0.6 million for the three months ended March 31, 2006.
     The total intrinsic value of options exercised and the resulting tax deductions to realize tax benefits were as follows (in millions):

	For the
	Three Months Ended
	March 31,
	2006	2005
Intrinsic Value of Options Exercised	$7.5	$5.6

Realized Tax Benefits from Tax Deductions	$2.8	$2.1
     The Company’s practice is to issue new shares of common stock to satisfy stock option exercises. Excess tax benefits disclosed in the accompanying Consolidated Statements of Cash Flows have been reduced by the hypothetical deferred tax asset that would have existed under SFAS No. 123 for these awards of $0.7 million.
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
     Beginning in 2003, the Company changed the vesting of Fixed Performance Awards such that the awards vest if, at the end of the three-year performance period, at least the minimum performance level has been attained. To the extent that the award payout level attained is less than 100%, the difference between 100% and the award earned and distributed will be forfeited. Compensation expense was measured by applying the market price of the Company’s stock at the end of the period to the number of awards expected to be earned.
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
     No performance shares were granted during the three months ended March 31, 2006 or 2005.
     A summary of the status of the Company’s nonvested performance share awards as of March 31, 2006 and changes during the three months ended March 31, 2006 is presented below (in millions, except per share data):

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Nonvested performance share awards:
Nonvested at December 31, 2005	1.8	$16.80
Granted	—	$—
Additional shares earned	0.3	$13.38
Vested	(0.6)	$13.38
Forfeited	—	$—

Nonvested at March 31, 2006	1.5	$17.48

     As of March 31, 2006, there was approximately $24.2 million of total unrecognized compensation cost related to nonvested performance share awards. Such cost is expected to be recognized over a weighted-average period of 2.46 years. The Company’s estimated forfeiture rate for performance shares was 15% as of March 31, 2006. Total compensation expense for performance share awards was $5.1 million and $4.2 million for the three months ended March 31, 2006 and 2005, respectively. The Company’s practice is to issue new shares of common stock to satisfy performance share award vestings. Excess tax benefits disclosed in the accompanying Consolidated Statements of Cash Flows have been reduced by the hypothetical deferred tax asset that would have existed under SFAS No. 123 and for these performance share awards there was none.
     The total intrinsic value of performance share awards vested and the resulting tax deductions to realize tax benefits were as follows (in millions):

	For the
	Three Months Ended
	March 31,
	2006	2005
Fair Value of Performance Share Awards Vested	$17.5	$—

Realized Tax Benefits from Tax Deductions	$6.5	$—
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
     The weighted-average fair value of restricted stock awards for 2,414 shares granted during the three months ended March 31, 2006 was $31.95. No restricted stock awards were granted during the three months ended March 31, 2005.
     A summary of the status of the Company’s nonvested restricted stock awards as of March 31, 2006 and changes during the three months ended March 31, 2006 is presented below (in millions, except per share data):

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Nonvested restricted stock awards:
Nonvested at December 31, 2005	1.0	$21.25
Granted	—	$31.95
Vested	—	$—
Forfeited	—	$23.46

Nonvested at March 31, 2006	1.0	$21.27

     As of March 31, 2006, there was approximately $11.4 million of total unrecognized compensation cost related to nonvested restricted stock awards. Such cost is expected to be recognized over a weighted-average period of 1.9 years. The Company’s estimated forfeiture rate for restricted stock awards was 12% as of March 31, 2006. Total compensation expense for restricted stock awards was $1.5 million and $1.1 million for the three months ended March 31, 2006 and 2005, respectively.
     During the three months ended March 31, 2006 and 2005, no restricted stock awards vested and therefore there were no resulting tax deductions to realize tax benefits.
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
     The weighted-average fair value of 7,932 stock appreciation rights granted during the three months ended March 31, 2006 was $8.43. No stock appreciation rights were granted during the three months ended March 31, 2005.
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
     A summary of stock appreciation rights activity for the three months ended March 31, 2006 follows (in millions, except per share data):

		Weighted-
		Average
		Exercise Price
	Shares	per Share
Outstanding at beginning of period	1.5	$22.22
Granted	—	$29.36
Exercised	(0.1)	$16.76
Forfeited	—	$22.36

Outstanding at end of period	1.4	$22.43

Exercisable at end of period	0.5	$16.84

     The following table summarizes information about stock appreciation rights outstanding as of March 31, 2006 (in millions, except per share data and years):

	Stock Appreciation Rights Outstanding				Stock Appreciation Rights Exercisable
		Weighted-				Weighted-
		Average				Average	Weighted-
		Remaining	Weighted-			Remaining	Average
Range of		Contractual	Average	Aggregate		Contractual	Exercise	Aggregate
Exercise Prices	Number	Term	Exercise Price	Intrinsic	Number	Life	Price Per	Intrinsic
Per Share	Outstanding	(in years)	Per Share	Value	Exercisable	(in years)	Share	Value
$16.43 — $31.95	1.4	5.59	$22.43	$8.3	0.5	4.70	$16.84	$5.7
     The fair value of each stock appreciation right granted from January 1, 2006 through March 31, 2006 is estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions:

Expected dividend yield	1.50%
Risk-free interest rate	4.39%
Expected volatility	31.90%
Expected life (in years)	4.53
     As of March 31, 2006, there was approximately $4.3 million of unrecognized compensation cost related to nonvested stock appreciation rights. Such cost is expected to be recognized over a weighted-average period of 1.85 years. The Company’s estimated forfeiture rate for stock appreciation rights was 9% as of March 31, 2006. Total compensation expense for stock appreciation rights was $0.6 million and $1.2 million for the three months ended March 31, 2006 and 2005, respectively.
     The total intrinsic value of stock appreciation rights exercised and the resulting tax deductions to realize tax benefits were as follows (in millions):

	For the
	Three Months Ended
	March 31,
	2006	2005
Intrinsic Value of Stock Appreciation Rights Exercised	$0.6	$0.1

Realized Tax Benefits from Tax Deductions	$0.2	$—
     The Company’s practice is to issue new shares of common stock to satisfy stock appreciation rights exercises. Excess tax benefits disclosed in the accompanying Consolidated Statements of Cash Flows have been reduced by the hypothetical deferred tax asset that would have existed under SFAS No. 123 for these awards of $0.1 million.
3. Reportable Business Segments:
     Financial information about the Company’s reportable business segments is as follows (in millions):

	For the
	Three Months Ended
	March 31,
	2006	2005
Net Sales
Residential	$416.4	$342.7
Commercial	132.9	126.2

Heating and Cooling	549.3	468.9
Service Experts	141.0	135.9
Refrigeration	125.8	111.9
Eliminations	(16.6)	(16.4)

	$799.5	$700.3

Segment Profit (Loss)
Residential	$36.8	$28.4

	For the
	Three Months Ended
	March 31,
	2006	2005
Commercial	5.9	4.4

Heating and Cooling	42.7	32.8
Service Experts	(6.2)	(6.3)
Refrigeration	10.8	8.4
Corporate and other	(24.1)	(19.3)
Eliminations	0.1	(0.1)

Segment Profit	23.3	15.5
Reconciliation to income from continuing operations before income taxes:
(Gains), losses and other expenses, net	(18.1)	(11.5)
Restructurings	6.3	—
Interest expense, net	0.6	5.5
Other expense, net	1.0	0.1

	$33.5	$21.4

	As of	As of
	March 31,	December 31,
	2006	2005
Total Assets
Residential	$661.2	$589.1
Commercial	252.0	234.3

Heating and Cooling	913.2	823.4
Service Experts	183.2	185.3
Refrigeration	320.8	308.9
Corporate and other	363.2	432.1
Eliminations	(12.1)	(12.1)

Segment Assets	1,768.3	1,737.6
Discontinued Operations (Note 9)	—	—

	$1,768.3	$1,737.6

4. Inventories:
     Components of inventories are as follows (in millions):

	As of	As of
	March 31,	December 31,
	2006	2005
Finished goods	$249.8	$174.0
Repair parts	44.4	35.8
Work in process	8.8	6.8
Raw materials	97.0	80.9

	400.0	297.5
Excess of current cost over last-in, first-out cost	(57.3)	(55.1)

	$342.7	$242.4

5. Shipping and Handling:
     Shipping and handling costs related to post-production activities are included as part of Selling, General and Administrative Expense in the accompanying Consolidated Statements of Operations in the following amounts (in millions):

For the
Three Months Ended
March 31,
2006	2005
$42.8	$33.9

6. Warranties:
     The changes in the carrying amount of the Company’s total warranty liabilities for the three months ended March 31, 2006 are as follows (in millions):

Total warranty liability at December 31, 2005	$80.9
Payments made in 2006	(7.2)
Changes resulting from issuance of new warranties	6.0
Changes in estimates associated with pre-existing warranties	0.7

Total warranty liability at March 31, 2006	$80.4

     The change in warranty liability that results from changes in estimates of warranties issued prior to 2006 was primarily due to revaluing warranty reserves based on higher material input costs.
7. Cash, Lines of Credit and Financing Arrangements:
     The Company has bank lines of credit aggregating $433.4 million, of which $3.6 million was borrowed and outstanding and $93.0 million was committed to standby letters of credit at March 31, 2006. Of the remaining $336.8 million, the entire amount was available for future borrowings after consideration of covenant limitations. Included in the lines of credit are several regional facilities and a multi-currency facility governed by agreements between the Company and a syndicate of banks. The revolving credit facility, which matures in July 2010, has a borrowing capacity of $400 million. As of March 31, 2006 and December 31, 2005, the Company has unamortized debt issuance costs of $2.3 million and $2.5 million, respectively, which are included in Other Assets in the accompanying Consolidated Balance Sheets. The facility contains certain financial covenants and bears interest at a rate equal to, at the Company’s option, either (a) the greater of the bank’s prime rate or the federal funds rate plus 0.5%, or (b) the London Interbank Offered Rate plus a margin equal to 0.475% to 1.20%, depending upon the ratio of total funded debt-to-adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”), as defined in the facility. The Company pays a facility fee, depending upon the ratio of total funded debt to Adjusted EBITDA, equal to 0.15% to 0.30% of the capacity. The facility includes restrictive covenants that limit the Company’s ability to incur additional indebtedness, encumber its assets, sell its assets and make certain payments, including amounts for share repurchases and dividends. The Company’s facility and promissory notes are secured by the stock of the Company’s major subsidiaries. The facility requires that LII annually and quarterly deliver financial statements, as well as compliance certificates, to the banks within specified time periods.
     As of March 31, 2006 and December 31, 2005, the Company had outstanding term loans totaling approximately $119.3 million. The term loans mature at various dates through 2010 and have interest rates ranging from 6.73% to 8.00%.
     LII’s domestic revolving and term loans contain certain financial covenant restrictions. As of March 31, 2006, LII was in compliance with all covenant requirements. LII periodically reviews its capital structure, including its primary bank facility, to ensure that it has adequate liquidity. LII believes that cash flow from operations, as well as available borrowings under its revolving credit facility and other sources of funding will be sufficient to fund its operations for the foreseeable future.
     Under a revolving period asset securitization arrangement, the Company transfers beneficial interests in a portion of its trade accounts receivable to a third party in exchange for cash. The Company’s continued involvement in the transferred assets is limited to servicing. These transfers are accounted for as sales rather than secured borrowings. The fair values assigned to the retained and transferred interests are based primarily on the receivables’ carrying value given the short term to maturity and low credit risk. As of March 31, 2006 and December 31, 2005, the Company had not sold any beneficial interests in accounts receivable. The receivables are sold at a discount from face value and the discount that is incurred is included in Selling, General and Administrative Expense in the accompanying Consolidated Statements of Operations.
8. Accounts and Notes Receivable:
     Accounts and Notes Receivable have been shown net of allowance for doubtful accounts of $16.2 million and $16.7 million as of March 31, 2006 and December 31, 2005, respectively, and net of accounts receivable sold under an ongoing asset securitization arrangement. As of March 31, 2006 and December 31, 2005, no accounts receivable were sold under the Company’s ongoing asset securitization arrangement. Additionally, none of the accounts receivable as reported in the accompanying Consolidated Balance Sheets at March 31, 2006 represent retained interests in securitized receivables that have restricted disposition rights per the terms of the asset securitization agreement and would not be available to satisfy obligations to creditors. The Company has no significant concentration of credit risk within its accounts and notes receivable.

9. Divestitures:
     In the first fiscal quarter of 2004, the Company’s Board of Directors approved a turnaround plan designed to improve the performance of its Service Experts business segment. The plan realigned Service Experts’ dealer service centers to focus on service and replacement opportunities in the residential and light commercial markets. The Company identified approximately 130 dealer service centers, whose primary business is residential and light commercial service and replacement, to comprise the ongoing Service Experts business segment. As of December 31, 2004, the Company had divested the remaining 48 centers that no longer matched the realigned business model. The operating results of the 48 centers that are no longer a part of Service Experts are classified as a Discontinued Operation in the accompanying Consolidated Statements of Operations.
     A summary of net trade sales, pre-tax operating results and pre-tax loss of disposal of assets for the three months ended March 31, 2006 and 2005, and the major classes of assets and liabilities presented as held for sale at March 31, 2006 and 2005, are detailed below (in millions):

	Discontinued
	Operations for the
	Three Months Ended
	March 31,
	2006	2005
Net trade sales	$—	$0.2
Pre-tax loss operating results	—	(1.6)
Pre-tax loss on disposal of centers	—	(0.1)

Current assets	$—	$1.2
Non-current assets	—	—

Total assets	$—	$1.2

Current liabilities	$—	$2.4

     The following table details the Company’s pre-tax loss from discontinued operations for the three months ended March 31, 2006 and 2005, and the cumulative amount incurred through March 31, 2006 (in millions):

			Cumulative
	Three Months	Three Months	Incurred
	Ended	Ended	through
	March 31,	March 31,	March 31,
	2006	2005	2006
Goodwill impairment	$—	$—	$14.8
Impairment of property, plant and equipment	—	—	3.1
Operating loss	—	—	14.9
Other divestiture costs	—	1.6	8.1

Subtotal	—	1.6	40.9
Loss on disposal of centers	—	0.1	15.0

Total loss from discontinued operations	$—	$1.7	$55.9

     Any future additional expenses related to these discontinued operations are not expected to be material.
     The income tax benefit on discontinued operations was $0.6 million for the three months ended March 31, 2005. Through March 31, 2006, proceeds from the sale of the dealer service centers described above totaled $25.8 million.
10. Restructuring Charges:
     In February 2006, Allied Air Enterprises, a division of the Company’s Heating & Cooling segment, announced that it had commenced plans to consolidate its manufacturing, distribution, research & development, and administrative operations of the Company’s two-step Residential Heating & Cooling operations in South Carolina, and close its current operations in Bellevue, Ohio. The consolidation will be a phased process and is expected to be completed by the end of the first quarter of fiscal 2007.

     In connection with this consolidation project, the Company recorded pre-tax restructuring charges of $7.1 million for the three months ended March 31, 2006 relating primarily to severance and benefits and other exit costs incurred.
     A summary of the severance and benefits and other exit costs incurred in connection with Allied Air Enterprises’ consolidation during the three months ended March 31, 2006 are as follows (in millions):

Severance and benefits	$6.0
Other exit costs	1.1

Total	$7.1

     For the three months ended March 31, 2006, the Company recorded charges of $0.9 million of accelerated depreciation related to the reduction in useful lives and disposal of certain long-lived assets, which is included in the $1.1 million of other exit costs.
     The following table summarizes the accrued expenses related to the consolidation action for the three months ended March 31, 2006 (in millions):

	Severance and
	Benefits	Other Exit Costs	Total
Balance at December 31, 2005	$—	$—	$—

Amounts accrued	6.0	0.2	6.2

Amounts utilized	—	(0.2)	(0.2)

Balance at March 31, 2006	$6.0	$—	$6.0

     In conjunction with this consolidation effort, the Company expects to incur additional pre-tax restructuring related charges of approximately $12.4 million during the last three quarters of 2006. The $12.4 million consists of $1.6 million in severance and benefits and $10.8 million in accelerated depreciation, relocation and other exit costs.
     Also included in restructuring expense for the three months ended March 31, 2006 is a gain of $0.8 million related to the sale of a parcel of land. The Company had reduced the carrying value of the land to its then net realizable value in connection with a prior restructuring initiative of its Service Experts operations in 2001.
11. Earnings per Share:
     Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net income, adjusted for the interest expense and amortization of deferred financing costs associated with the Company’s convertible notes, by the sum of the weighted average number of shares and the number of equivalent shares assumed outstanding, if dilutive, under the Company’s stock-based compensation plans and outstanding convertible notes. Emerging Issues Task Force Issue 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” requires that contingently convertible debt securities with a market price trigger be included in diluted earnings per share, regardless of whether the market price trigger has been met. For the three months ended March 31, 2005, the number of shares attributable to convertible notes was 7,947,458, all of which were issued and outstanding as of October 6, 2005 upon conversion of such convertible notes. As of March 31, 2006, the Company had 75,768,198 shares issued of which 4,036,935 were held as treasury shares. Diluted earnings per share are computed as follows (in millions, except per share data):

	For the
	Three Months Ended
	March 31,
	2006	2005
Net income	$21.0	$12.5

Add: after-tax interest expense and amortization of deferred financing costs on Convertible Notes	—	1.6

Net income as adjusted	$21.0	$14.1

Weighted average shares outstanding	71.3	61.5
Effect of dilutive securities attributable to Convertible Notes	—	7.9
Effect of diluted securities attributable to stock options and performance share awards	4.1	3.0

Weighted average shares outstanding, as adjusted	75.4	72.4

Diluted earnings per share	$0.28	$0.19

     Options to purchase 87,491 shares of common stock at prices ranging from $37.92 to $49.63 per share and options to purchase 145,417 shares of common stock at prices ranging from $21.57 to $49.63 per share were outstanding for the three months ended March 31, 2006 and March 31, 2005, respectively, but were not included in the diluted earnings per share calculation because the assumed exercise of such options would have been anti-dilutive.
12. Comprehensive Income:
     Comprehensive income is computed as follows (in millions):

	For the
	Three Months Ended
	March 31,
	2006	2005
Net income	$21.0	$12.5
Foreign currency translation adjustments	0.6	(8.8)
Hedges	—	(0.3)
Minimum pension liability	—	1.0

Total comprehensive income	$21.6	$4.4

13. Goodwill:
     The Company evaluates the impairment of goodwill under the guidance of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) for each of its reporting units. During the first quarter of 2006 and 2005, the Company performed its annual goodwill impairment test and determined that no impairment charge was required.
     The changes in the carrying amount of goodwill related to continuing operations for the three months ended March 31, 2006, in total and by segment, are as follows (in millions):

	Balance			Balance
	December 31,	Goodwill	Foreign Currency	March 31,
Segment	2005	Impairment	Translation & Other	2006
Residential	$26.1	$—	$0.1	$26.2
Commercial	28.2	—	0.3	28.5

Heating and Cooling	54.3	—	0.4	54.7
Service Experts	98.2	—	(0.5)	97.7
Refrigeration	71.4	—	2.6	74.0

Total	$223.9	$—	$2.5	$226.4

14. Pension and Postretirement Benefit Plans:
     The components of net periodic benefit cost were as follows:

Three months ended March 31	Pension Benefits		Other Benefits
(in millions)	2006	2005	2006	2005
Service cost	$1.9	$2.2	$0.3	$0.3
Interest cost	3.8	4.6	0.4	0.4
Expected return on plan assets	(4.1)	(5.2)	—	—
Amortization of prior service cost	0.3	0.3	(0.1)	(0.1)
Amortization of net loss	1.5	1.0	0.2	0.3

Net periodic benefit cost	$3.4	$2.9	$0.8	$0.9

15. Investments in Affiliates:
     For its investments in joint ventures, the Company records its equity in the earnings of the joint ventures as a component of Selling, General and Administrative Expense in the accompanying Consolidated Statements of Operations. The Company recorded $2.1 million and $4.6 million of equity in the earnings of its affiliates for the three months ended March 31, 2006 and 2005, respectively. The carrying amount of investments in affiliates as of March 31, 2006 and December 31, 2005 is $50.1 million and $46.0 million, respectively, and is included in Long-term Other Assets in the accompanying Consolidated Balance Sheets.
16. Contingencies:
     The Company is involved in various claims and lawsuits incidental to its business. As previously reported, in January 2003, the Company and its subsidiary Heatcraft Inc. were named in the following lawsuits in connection with its former heat transfer operations:
•	Lynette Brown, et al., vs. Koppers Industries, Inc., Heatcraft Inc., Lennox International Inc., et al., Circuit Court of Washington County, Civil Action No. CI 2002-479;

•	Likisha Booker, et al., vs. Koppers Industries, Inc., Heatcraft Inc., Lennox International Inc., et al., Circuit Court of Holmes County; Civil Action No. 2002-549;

•	Walter Crowder, et al., vs. Koppers Industries, Inc., Heatcraft Inc. and Lennox International Inc., et al., Circuit Court of Leflore County, Civil Action No. 2002-0225; and

•	Benobe Beck, et al., vs. Koppers Industries, Inc., Heatcraft Inc. and Lennox International Inc., et al., Circuit Court of the First Judicial District of Hinds County, No. 03-000030.
     On behalf of approximately 100 plaintiffs, the lawsuits allege personal injury resulting from alleged emissions of trichloroethylene, dichloroethylene, and vinyl chloride and other unspecified emissions from the South Plant in Grenada, Mississippi, previously owned by Heatcraft Inc. Each plaintiff seeks to recover actual and punitive damages. On Heatcraft Inc.’s motion to transfer venue, two of the four lawsuits were ordered severed and transferred to Grenada County by the Mississippi Supreme Court. This will require plaintiffs’ counsel to maintain a separate lawsuit for each of the individual plaintiffs named in these suits. Since the court order, there has been no action taken towards instigating the individual lawsuits. Although the remaining two lawsuits have not been transferred at this time, the Company expects such transfer to occur in the near future. It is not possible to predict with certainty the outcome of these matters or an estimate of any potential loss. Based on present knowledge, management believes that it is unlikely that any final resolution of these matters will result in a material liability for the Company.
     The Company continues to fully cooperate with the SEC in its previously disclosed investigation into certain accounting matters related to the Company’s Canadian service centers in its Service Experts segment by producing information and documentation in response to requests from the SEC. The Company is unable to predict the ultimate outcome of this matter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Information
     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on information currently available to management as well as management’s assumptions and beliefs. All statements, other than statements of historical fact, included in this Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements identified by the words “may,” “will,” “should,” “plan,” “predict,” “anticipate,” “believe,” “intend,” “estimate” and “expect” and similar expressions. Such statements reflect the Company’s current views with respect to future events, based on what the Company believes are reasonable assumptions; however, such statements are subject to certain risks and uncertainties. In addition to the specific uncertainties discussed elsewhere in this Form 10-Q, the risk factors set forth in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, and those set forth in Part II, “Item 1A. Risk Factors” of this report, if any, may affect our performance and results of operations. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those in the forward-looking statements. The Company disclaims any intention or obligation to update or review any forward-looking statements or information, whether as a result of new information, future events or otherwise.
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
     The principal components of cost of goods sold in LII’s manufacturing operations are component costs, raw materials, factory overhead, labor and estimated costs of warranty expense. In LII’s Service Experts segment, the principal components of cost of goods sold are equipment, parts and supplies and labor. The principal raw materials used in LII’s manufacturing processes are steel, copper and aluminum. Higher prices for these commodities and related components continue to present a challenge to LII. LII is mitigating the impact of higher commodity prices in 2006 through a combination of price increases, commodity futures contracts and cost reduction initiatives. Warranty expense is estimated based on historical trends and other factors.
     Recent notable events impacting LII’s financial condition and results of operations include, without limitation, the following:
•	In 2005, management successfully managed the transition to the new National Appliance Energy Conservation Act regulation requiring a 13 seasonal energy efficiency rating, or “SEER,” standard for residential central air conditioners. This standard, which applies to central air conditioners manufactured after January 23, 2006, increased by 30 percent the minimum SEER standard that applied to models produced prior to January 23, 2006. Although this new standard created several engineering, manufacturing and marketing challenges for the Company, the Company successfully met the new regulation by January 23, 2006. Air-conditioning products with ratings lower than 13 SEER manufactured prior to January 23, 2006 can continue to be sold legally after such date. Quantities of non-13 SEER compliant product that remain in the industry’s distribution pipeline after January 23, 2006 may have an adverse effect on operating results during the 2006 cooling season. However, management is unable to predict the extent to which this may occur. The Company used the new standard as an opportunity to redesign its entire line of cooling products to standardize product platforms across its brands and to integrate other improvements in its products.

•	In connection with the completion of 2005 year-end procedures related to the accounting for futures contracts for copper and aluminum, the Company determined that these futures contracts, previously designated as cash flow hedges, did not qualify for hedge accounting under Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), as the Company’s documentation did not meet the criteria specified by SFAS No. 133 in order for the hedging instruments to qualify for cash flow designation. The Company has been working with an outside consultant to assist it with the design of policies, procedures and controls with respect to commodity hedging activities. The Company has not initiated additional hedging contracts during this time, and the Company expects this work to be completed in the second quarter of 2006. During the three months ended March 31, 2006, the Company recorded pre-tax realized gains of $9.1 million related to settled futures contracts and pre-tax net unrealized gains of $9.1 million related to open futures contracts. These gains are recorded in (Gains), Losses and Other Expenses, net in the accompanying Consolidated Statements of Operations.

•	In February 2006, Allied Air Enterprises, a division of the Company’s Heating & Cooling business segment, announced that it had commenced plans to consolidate its manufacturing, distribution, research & development, and administrative operations in South Carolina, and close its current operations in Bellevue, Ohio. The consolidation will be a phased process expected to be completed by the end of the first quarter of fiscal 2007. In connection with this consolidation, the Company recorded pre-tax restructuring charges of $7.1 million for the three months ended March 31, 2006.
     LII’s fiscal year ends on December 31 and its interim fiscal quarters are each comprised of 13 weeks. For convenience, throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the 13-week periods comprising each fiscal quarter are denoted by the last day of the calendar quarter.
Results of Operations
     The following table sets forth, as a percentage of net sales, LII’s statements of operations data for the three months ended March 31, 2006 and 2005:

	Three Months Ended
	March 31,
	2006	2005
Net sales	100.0%	100.0%
Cost of goods sold	68.3	68.6

Gross profit	31.7	31.4
Selling, general and administrative expense	28.8	29.2
(Gains), losses and other expenses, net	(2.3)	(1.7)
Restructurings	0.8	—

Operational income from continuing operations	4.4	3.9
Interest expense, net	0.1	0.8
Other expense, net	0.1	—

Income from continuing operations before income taxes	4.2	3.1
Provision for income taxes	1.6	1.2

Income from continuing operations	2.6	1.9

Discontinued operations:
Loss from operations of discontinued operations	—	0.2
Income tax benefit	—	(0.1)
Loss on disposal of discontinued operations	—	—
Income tax benefit	—	—

Loss from discontinued operations	—	0.1

Net income	2.6%	1.8%

     The following table sets forth net sales by business segment and geographic market (dollars in millions):

	Three Months Ended March 31,
	2006		2005
	Amount	%	Amount	%
Business Segment:
Residential	$416.4	52.1%	$342.7	48.9%
Commercial	132.9	16.6	126.2	18.0

Heating & Cooling	549.3	68.7	468.9	66.9
Service Experts	141.0	17.6	135.9	19.4
Refrigeration	125.8	15.7	111.9	16.0
Eliminations	(16.6)	(2.0)	(16.4)	(2.3)

Total net sales	$799.5	100.0%	$700.3	100.0%

Geographic Market:
U.S	$629.7	78.8%	$530.4	75.7%
International	169.8	21.2	169.9	24.3

Total net sales	$799.5	100.0%	$700.3	100.0%

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005
Net Sales
     Net sales increased $99.2 million, or 14.2%, to $799.5 million for the three months ended March 31, 2006 from $700.3 million for the three months ended March 31, 2005. Adjusted for the favorable impact of foreign currency translation, net sales increased $102.0 million, or 14.6%, for the three months ended March 31, 2006 compared to the same period in 2005. Net sales were higher in all of the Company’s business segments for the three months ended March 31, 2006 compared to the three months ended March 31, 2005.
     Net sales in the Residential Heating & Cooling business segment increased $73.7 million, or 21.5%, to $416.4 million for the three months ended March 31, 2006 from $342.7 million for the three months ended March 31, 2005. Adjusted for the impact of foreign currency translation, net sales increased 21.1%, or $72.2 million, for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. All units within the segment achieved net sales increases, led by strong sales of HVAC equipment due in large part to strong demand as distributors and dealers prepared for the upcoming cooling season with purchases of air-conditioning products with efficiency ratings of 13 SEER and higher, as well as higher price increases in response to higher commodity costs.
     Net sales in the Commercial Heating & Cooling business segment increased $6.7 million, or 5.3%, to $132.9 million for the three months ended March 31, 2006 from $126.2 million for the three months ended March 31, 2005. After adjusting for the impact of foreign currency translation, net sales increased $9.2 million, or 7.3%, compared to the three months ended March 31, 2005. The increase in net sales was due primarily to strong domestic sales growth driven by an increase in sales to national accounts and to commercial mechanical contractors, and price increases in response to higher commodity prices. When adjusted for foreign currency translation, net sales in the Company’s European operations for the three months ended March 31, 2006 were essentially flat compared to the same period in 2005.
     Net sales in the Service Experts business segment increased $5.1 million, or 3.8%, to $141.0 million for the three months ended March 31, 2006 from $135.9 million for the three months ended March 31, 2005. Net sales increased $3.6 million, or 2.6%, after adjusting for the impact of foreign currency translation. The increase in net sales was due primarily to higher service and replacement sales.
     Refrigeration business segment net sales increased $13.9 million, or 12.4%, to $125.8 million for the three months ended March 31, 2006 from $111.9 million for the three months ended March 31, 2005. After adjusting for the impact of foreign currency translation, net sales increased $16.9 million, or 15.1%, compared to the three months ended March 31, 2005. North and South America had higher net sales due primarily to strong growth in the supermarket segment driven by store expansion and remodels from several customers and robust cold storage activity. Net sales were also higher in the Company’s European and Asia Pacific operations.

Gross Profit
     Gross profit was $253.4 million for the three months ended March 31, 2006 compared to $219.8 million for the three months ended March 31, 2005, an increase of $33.6 million. Gross profit margin increased to 31.7% for the three months ended March 31, 2006 from 31.4% in the same period in 2005. Gross profit margin improved in all of the Company’s business segments.
     In the Company’s Residential Heating & Cooling business segment, gross profit margin improved 0.1 percentage points for the three months ended March 31, 2006 compared to the same period in 2005. Higher average selling prices for air-conditioners and heat pumps (due in large part to the transition to the 13 SEER minimum standard), a favorable product mix shift within cooling equipment to higher efficiency equipment and higher sales volumes offset higher raw material costs and factory productivity issues associated with the transition to the 13 SEER standard, ramp-up to meet heavier than anticipated demand and non-availability of components. During the first quarter of 2005, higher warranty and product liability costs of $1.9 million were incurred due primarily to revaluing warranty reserves based on higher material costs, which were not incurred during the first quarter of 2006.
     In the Company’s Commercial Heating & Cooling business segment, gross profit margin improved 1.4 percentage points for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. This improvement was driven in large part by the Company’s domestic business, where higher sales volumes and improved product pricing more than offset higher raw material costs and the unfavorable impact of production schedule revisions driven by component availability issues.
     In the Company’s Service Experts business segment, gross profit margin improved 0.4 percentage points for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. This improvement was due primarily to a favorable revenue mix shift from lower margin new construction to higher margin service and replacement business offset in part by warmer than normal winter weather and higher fuel costs.
     In the Company’s Refrigeration business segment, gross profit margin improved 0.4 percentage points for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. The favorable impact of fixed manufacturing overhead absorption from the higher sales volumes more than offset higher raw material costs.
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
Selling, General and Administrative Expense
     SG&A expenses were $230.1 million for the three months ended March 31, 2006, an increase of $25.8 million, or 12.6%, from $204.3 million for the three months ended March 31, 2005. The increase in SG&A expenses was due primarily to higher shipping and handling expenses resulting in part from higher sales volumes, higher selling expenses, higher expenses for short-term and long-term incentive compensation programs based on improved Company performance and lower income from joint ventures resulting in part from the sale of the Company’s 45% interest in its heat transfer joint venture to Outokumpu Copper Products OY of Finland on June 7, 2005. As a percentage of total net sales, SG&A expenses of 28.8% for the three months ended March 31, 2006 were down from 29.2% for the same period in 2005. The Company has no significant concentration of credit risk among its diversified customer base.
(Gains), Losses and Other Expenses, Net
     (Gains), losses and other expenses, net were $(18.1) million for the three months ended March 31, 2006 and $(11.5) million for the three months ended March 31, 2005. For the three months ended March 31, 2006 and 2005, (gains), losses and other expenses, net included the following (in millions):

	For the Three Months Ended
	March 31, 2006
	Pre-tax	Tax	After-tax
	(Gain) Loss	Provision	(Gain) Loss
Realized gains on settled futures contracts	$(9.1)	$3.4	$(5.7)
Net unrealized gains on open futures contracts	(9.1)	3.3	(5.8)
Other items, net	0.1	—	0.1

(Gains), losses and other expenses, net	$(18.1)	$6.7	$(11.4)

	For the Three Months Ended
	March 31, 2005
	Pre-tax	Tax	After-tax
	Gain	Provision	Gain
Realized gains on settled futures contracts	$(2.0)	$0.7	$(1.3)
Net unrealized gains on open futures contracts	(9.5)	3.4	(6.1)

(Gains), losses and other expenses, net	$(11.5)	$4.1	$(7.4)

Restructurings
     In February 2006, Allied Air Enterprises, a division of the Company’s Heating & Cooling business segment, announced that it had commenced plans to consolidate its manufacturing, distribution, research & development, and administrative operations of the Company’s two-step Residential Heating & Cooling operations in South Carolina, and close its current operations in Bellevue, Ohio. The consolidation will be a phased process and is expected to be completed by the end of the first quarter of fiscal 2007.
     In connection with this consolidation project, the Company recorded pre-tax restructuring charges of $7.1 million for the three months ended March 31, 2006 relating primarily to severance and benefits and other exit costs incurred.
     A summary of the severance and benefits and other exit costs incurred in connection with Allied Air Enterprises’ consolidation during the three months ended March 31, 2006 are as follows (in millions):

Severance and benefits	$6.0
Other exit costs	1.1

Total	$7.1

     For the three months ended March 31, 2006, the Company recorded charges of $0.9 million of accelerated depreciation related to the reduction in useful lives and disposal of certain long-lived assets, which is included in the $1.1 million of other exit costs.
     The following table summarizes the accrued expenses related to the consolidation for the three months ended March 31, 2006 (in millions):

	Severance and
	Benefits	Other Exit Costs	Total
Balance at December 31, 2005	$—	$—	$—

Amounts incurred	6.0	0.2	6.2

Amounts utilized	—	(0.2)	(0.2)

Balance at March 31, 2006	$6.0	$—	$6.0

     In conjunction with this consolidation effort, the Company expects to incur additional pre-tax restructuring related charges of approximately $12.4 million during the last three quarters of 2006. The $12.4 million consists of $1.6 million in severance and benefits and $10.8 million in accelerated depreciation, relocation and other exit costs.

     Also included in restructurings for the three months ended March 31, 2006 is a gain of $0.8 million related to the sale of a parcel of land. The Company had reduced the carrying value of the land to its then net realizable value in connection with a prior restructuring initiative of its Service Experts operations in 2001.
Interest Expense, Net
     Interest expense, net, for the three months ended March 31, 2006 decreased $4.9 million from $5.5 million for the three months ended March 31, 2005 to $0.6 million for the three months ended March 31, 2006. The lower interest expense was due primarily to lower average debt levels and higher interest income earned on cash and cash equivalents. As of March 31, 2006, total debt of $122.9 million was $186.3 million lower than total debt as of March 31, 2005, due in large part to the holders of LII’s convertible notes converting all of the $143.75 million aggregate principal amount of such notes into an aggregate of approximately 7.9 million shares of common stock as of October 6, 2005. As of March 31, 2006, cash and cash equivalents of $139.8 million were $55.6 million higher than cash and cash equivalents as of March 31, 2005.
Other Expense, net
     Other expense, net was $1.0 million for the three months ended March 31, 2006 compared to $0.1 million for the three months ended March 31, 2005. The increase in other expense, net was due primarily to foreign currency exchange losses, which relate principally to the Company’s operations in Canada, Australia and Europe.
Provision for Income Taxes
     The provision for income taxes on continuing operations was $12.5 million for the three months ended March 31, 2006 compared to a provision for income taxes on continuing operations of $7.8 million for the three months ended March 31, 2005. The effective tax rate on continuing operations was 37.3% and 36.4% for the three months ended March 31, 2006 and March 31, 2005, respectively. These effective rates differ from the statutory federal rate of 35% principally due to state and local taxes, non-deductible expenses, foreign operating losses for which no tax benefits have been recognized and foreign taxes at rates other than 35%.
     The Internal Revenue Service (“IRS”) recently completed its examination of the Company’s consolidated tax returns for the years 1999 through 2003, and issued a Revenue Agent’s Report (“RAR”) on April 6, 2006 primarily disallowing deductions related to certain insurance reserves and credits claimed for research activities. The Company disagrees with the RAR and intends to contest it by requesting a review by the administrative appeals division of the IRS. Although the ultimate resolution is not known at this time, management believes that the Company has adequate reserves based on its assessment of the Company’s tax position.
Loss from Discontinued Operations
     In the first fiscal quarter of 2004, the Company’s Board of Directors approved a turnaround plan designed to improve the performance of its Service Experts business segment. The plan realigned Service Experts’ dealer service centers to focus on service and replacement opportunities in the residential and light commercial markets. LII identified approximately 130 centers, whose primary business is residential and light commercial service and replacement, to comprise the ongoing Service Experts business segment. As of December 31, 2004, the Company had divested the remaining 48 centers that no longer matched the realigned business model.
     Under Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the operating results of the 48 centers no longer a part of the Service Experts business segment for all periods presented are reported as Discontinued Operations in LII’s Consolidated Statements of Operations. The following table details the Company’s pre-tax loss from discontinued operations for the three months ended March 31, 2006 and 2005, as well as the cumulative pre-tax loss incurred through March 31, 2006 (in millions):

			Cumulative
	Three Months	Three Months	Incurred
	Ended	Ended	through
	March 31,	March 31,	March 31,
	2006	2005	2006
Goodwill impairment	$—	$—	$14.8
Impairment of property, plant and equipment	—	—	3.1
Operating loss	—	—	14.9
Other divestiture costs	—	1.6	8.1

Subtotal	—	1.6	40.9
Loss on disposal of centers	—	0.1	15.0

Total loss from discontinued operations	$—	$1.7	$55.9

     Any future additional expenses related to these discontinued operations are not expected to be material. The income tax benefit on discontinued operations was $0.6 million for the three months ended March 31, 2005. Through March 31, 2006, proceeds from the sale of the dealer service centers described above totaled $25.8 million.
Liquidity and Capital Resources
     LII’s working capital and capital expenditure requirements are generally met through net cash provided by operations, bank lines of credit and a revolving period asset securitization arrangement. Working capital needs are more extensive in the first and second quarter due to the seasonal nature of the Company’s business cycle.
     During the first three months of 2006, cash used in operations was $50.3 million, compared to $36.0 million provided by operating activities in the same period in 2005. If the effects of the Company’s asset securitization program were excluded, the comparison would have been $50.3 million cash used in operating activities in the first three months of 2006 and $31.0 million provided by operations in the same period in 2005.
     Net cash used in investing activities was $18.4 million for the first three months of 2006 compared with cash used in investing activities of $11.7 million for the same period in 2005. Capital expenditures of $14.9 million and $13.6 million in the first three months of 2006 and 2005, respectively, were primarily for purchases of production equipment in the manufacturing plants in the Residential and Heating & Cooling and Commercial Heating & Cooling business segments and higher IT investments.
     During the first three months of 2006, net cash used in financing activities increased to $5.3 million from $0.3 million in the same period in 2005. The Company paid a total of $7.8 million in dividends on its common stock in the first three months of 2006 as compared to $6.2 million in the same period in 2005. Net borrowings (repayments) of long-term debt, short-term borrowings and revolving long-term borrowings totaled approximately $2.3 million in net borrowings in the first three months of 2006 as compared to $(0.8) million in net repayments for the same period in 2005. The Company repurchased 213,500 shares of its common stock for an aggregate price of approximately $6.8 million during the first three months of 2006.
     As of March 31, 2006, $22.2 million of cash and cash equivalents were restricted primarily due to routine check clearing float on customer payments received in lockbox collections and letters of credit issued with respect to the operations of the Company’s captive insurance subsidiary, which expire on December 30, 2006. The letter of credit restrictions can be transferred to the Company’s revolving lines of credit, as needed.
     As of March 31, 2006, the Company had outstanding term loans totaling approximately $119.3 million. The term loans mature at various dates through 2010 and have interest rates ranging from 6.73% to 8.00%.
     The Company had bank lines of credit aggregating $433.4 million, of which $3.6 million was borrowed and outstanding and $93.0 million was committed to standby letters of credit as of March 31, 2006. Of the remaining $336.8 million, the entire amount was available for future borrowings after consideration of covenant limitations. Included in the lines of credit are several regional facilities and a multi-currency facility governed by agreements between the Company and a syndicate of banks. The revolving credit facility, which matures in July 2010, has a borrowing capacity of $400 million. The facility contains certain financial covenants and bears interest at a rate equal to, at the Company’s option, either (a) the greater of the bank’s prime rate or the federal funds rate plus 0.5%, or (b) the London Interbank Offered Rate plus a margin equal to 0.475% to 1.20%, depending upon the ratio of total funded debt-to-adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”), as defined in the facility. The Company pays a facility fee, depending upon the ratio of total funded debt to Adjusted EBITDA, equal to 0.15% to 0.30% of the capacity. The facility includes restrictive covenants that limit the Company’s ability to incur additional indebtedness, encumber its assets, sell its assets and make certain payments, including amounts for share repurchases and dividends. The Company’s facility and promissory notes are secured by the stock of the Company’s major subsidiaries. The facility requires that LII annually and quarterly deliver financial statements, as well as compliance certificates, to the banks within specified time periods.
     LII’s domestic revolving and term loans contain certain financial covenant restrictions. As of March 31, 2006, LII was in compliance with all covenant restrictions. LII periodically reviews its capital structure, including its primary bank facility, to ensure it has adequate liquidity. LII believes that cash flow from operations, as well as available borrowings under its revolving credit facility and other sources of funding will be sufficient to fund its operations for the foreseeable future.
Off-Balance Sheet Arrangements
     In addition to the revolving and term loans described above, LII utilizes the following financing arrangements in the course of funding its operations:
•	Trade accounts receivable are sold on a non-recourse basis to third parties. The sales are reported as a reduction to Accounts and Notes Receivable, Net in the Consolidated Balance Sheets. As of March 31, 2006 and December 31, 2005, respectively, LII had not sold any of such accounts receivable. The receivables are sold at a discount from face value and the discount that is incurred is included in Selling, General and Administrative Expense in the Consolidated Statements of Operations. The Company has no significant concentrations of credit risk among its diversified customer base.

•	LII also leases real estate and machinery and equipment pursuant to leases that, in accordance with Generally Accepted Accounting Principles (“GAAP”), are not capitalized on the balance sheet, including high-turnover equipment such as autos and service vehicles and short-lived equipment such as personal computers. These operating leases generated rent expense of approximately $13.1 million and $13.3 million during the first three months of 2006 and 2005, respectively.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     LII’s results of operations can be affected by changes in exchange rates. Net sales and expenses in foreign currencies are translated into United States dollars for financial reporting purposes based on the average exchange rate for the period. Net sales from outside the United States represented 21.2% and 24.3% of total net sales for the three months ended March 31, 2006 and 2005, respectively. Historically, foreign currency transaction gains (losses) have not had a material effect on LII’s overall operations. The impact of a 10% change in exchange rates on income from operations is estimated to be approximately $4.3 million on an annual basis.
     The Company enters into commodity futures contracts to stabilize prices expected to be paid for raw materials and parts containing high copper and aluminum content. These contracts are for quantities equal to, or less than, quantities expected to be consumed in future production. As of March 31, 2006, the Company had metal futures contracts maturing at various dates through December 2007 with a fair value as an asset of $33.8 million. The impact of a 10% change in commodity prices on the Company’s results of operations is estimated to be approximately $33.7 million for the entire year, absent any other contravening actions.
     The Company’s results of operations can be affected by changes in interest rates due to variable rates of interest on its revolving credit facilities. A 10% change in interest rates would not be material to the Company’s results of operations.
Item 4. Controls and Procedures.
Overview
     As reported in Management’s Report On Internal Control Over Financial Reporting in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, the Company did not maintain effectively designed internal controls to ensure accounting for derivative financial instrument transactions in accordance with U.S. generally accepted accounting principles. Specifically, the Company did not have policies and procedures in place to ensure compliance with requirements to prepare contemporaneous documentation and assess hedge effectiveness at the inception of certain derivative financial instrument transactions. Furthermore, the Company did not have policies and procedures in place to review the propriety of accounting for certain commodity futures contract transactions subsequent to the inception of such contracts. These deficiencies in internal control over financial reporting resulted in material errors related to the recognition and classification of gains and losses on derivative contracts, and resulted in restatements of the Company’s previously-filed interim consolidated financial statements for the first three quarters of the year-ended December 31, 2005.
Remediation Efforts
     In the first quarter of 2006, the Company engaged an outside consultant to assist it in redesigning its policies, procedures, and controls with respect to its commodity hedging activities. The Company has not initiated additional hedging contracts during this time, and the Company expects this work to be completed in the second quarter of 2006.
Disclosure Controls and Procedures
     The Company carried out an evaluation, under the supervision and with the participation of the Company’s current management, including its Chief Executive Officer and Chief Financial Officer (the Company’s principal executive officer and principal financial officer, respectively) of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2006 to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Changes in Internal Control Over Financial Reporting
     Except as identified below, during the quarter ended March 31, 2006, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. In January of 2006, the Company implemented new systems for financial statement consolidation and reporting of consolidated financial information. This change will likely have a material effect on the Company’s internal control over financial reporting. This is a process improvement initiative to strengthen the overall design and operating effectiveness of the Company’s financial reporting controls and is not in response to an identified internal control deficiency.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     There have been no significant changes concerning the Company’s legal proceedings since December 31, 2005. See Note 16 – Contingencies in the Notes to the Consolidated Financial Statements set forth in Part I, Item 2, of this Form 10-Q for additional discussion regarding legal proceedings.
Item 1A. Risk Factors.
     In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or results of operations. There have been no material changes in our risk factors from those disclosed in our 2005 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES (1)

			Total Number of	Maximum Number
			Shares Purchased	of Shares that may
	Total Number	Average Price Paid	as Part of Publicly	yet be Purchased
	of Shares	per Share	Announced Plans	Under the Plans or
Period	Purchased (2)	(including fees) (2)	or Programs (1)	Programs (1)
January 1 through January 31	2,844	$31.27	—	9,552,600

February1 through February 28	3,328	$31.52	—	9,552,600

March 1 through March 31 (3)	394,816	$30.23	213,500	9,339,100

Total	400,988	$30.25	213,500	9,339,100

(1)	On September 19, 2005, the Company announced that the Board of Directors authorized a stock repurchase program, pursuant to which the Company may repurchase up to 10,000,000 shares of the Company’s common stock, from time to time, through open market-purchases (the “2005 Stock Repurchase Program”).

(2)	In addition to purchases under the 2005 Stock Repurchase Program, this column reflects the surrender to LII of 187,488 shares of common stock to satisfy tax withholding obligations in connection with the exercise of stock appreciation rights and the payout of shares of LII common stock pursuant to vested performance share awards.

(3)	All purchases made by the Company under the 2005 Stock Repurchase Program during the three months ended March 31, 2006 were settled in March 2006 but traded in February 2006.
Item 6. Exhibits

3.1	—	Restated Certificate of Incorporation of the Lennox International Inc. (“LII”) (filed as Exhibit 3.1 to LII’s Registration Statement on Form S-1 (Registration Statement No. 333-75725) filed on April 6, 1999 and incorporated herein by reference).

3.2	—	Amended and Restated Bylaws of LII (filed as Exhibit 3.2 to LII’s Current Report on Form 8-K filed on February 28, 2005 and incorporated herein by reference).

4.1	—	Specimen Stock Certificate for the Common Stock, par value $.01 per share, of LII (filed

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

Date: May 9, 2006	LENNOX INTERNATIONAL INC.
/s/ Susan K. Carter
Susan K. Carter
Chief Financial Officer