Form 10-Q
period 2006-06-30
LENNOX INTERNATIONAL INC
filed 2006-08-08
CIK 1069202

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006
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
Yes ☐ No ☑
     As of July 31, 2006, the number of shares outstanding of the registrant’s common stock, par value $.01 per share, was 70,810,726.

LENNOX INTERNATIONAL INC.
FORM 10-Q
For the Three Months and Six Months Ended June 30, 2006

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of June 30, 2006 and December 31, 2005
(In millions, except share and per share data)

	June 30,	December 31,
	2006	2005
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$100.1	$213.5
Accounts and notes receivable, net	611.0	508.4
Inventories	348.4	242.4
Deferred income taxes	18.5	20.3
Other assets	76.3	62.6

Total current assets	1,154.3	1,047.2
PROPERTY, PLANT AND EQUIPMENT, net	269.3	255.7
GOODWILL	232.4	223.9
DEFERRED INCOME TAXES	87.1	71.9
OTHER ASSETS	145.1	138.9

TOTAL ASSETS	$1,888.2	$1,737.6

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Short-term debt	$4.1	$1.2
Current maturities of long-term debt	11.3	11.3
Accounts payable	353.3	296.8
Accrued expenses	309.9	321.7
Income taxes payable	43.0	24.8
Liabilities held for sale	—	0.7

Total current liabilities	721.6	656.5
LONG-TERM DEBT	121.0	108.0
POSTRETIREMENT BENEFITS, OTHER THAN PENSIONS	16.1	15.1
PENSIONS	82.3	80.8
OTHER LIABILITIES	89.5	82.8

Total liabilities	1,030.5	943.2

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 200,000,000 shares authorized, 76,315,001 shares and 74,671,494 shares issued for 2006 and 2005 respectively	0.8	0.7
Additional paid-in capital	686.2	649.3
Retained earnings	260.3	191.0
Accumulated other comprehensive income	15.7	0.4
Treasury stock, at cost, 5,517,535 shares and 3,635,947 shares for 2006 and 2005 respectively	(105.3)	(47.0)

Total stockholders’ equity	857.7	794.4

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,888.2	$1,737.6

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Six Months Ended June 30, 2006 and 2005
(Unaudited, in millions, except per share data)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
NET SALES	$1,002.0	$867.8	$1,801.5	$1,568.1
COST OF GOODS SOLD	686.2	576.6	1,232.3	1,057.1

Gross Profit	315.8	291.2	569.2	511.0
OPERATING EXPENSES:
Selling, general and administrative expenses	250.6	224.9	480.7	429.2
(Gains), losses and other expenses, net	(27.2)	(6.0)	(45.3)	(17.5)
Restructuring charge	2.3	2.2	8.6	2.2

Operational income from continuing operations	90.1	70.1	125.2	97.1
INTEREST EXPENSE, net	1.8	4.6	2.4	10.1
OTHER EXPENSE (INCOME), net	—	(0.6)	1.0	(0.5)

Income from continuing operations before income taxes	88.3	66.1	121.8	87.5
PROVISION FOR INCOME TAXES	24.3	24.6	36.8	32.4

Income from continuing operations	64.0	41.5	85.0	55.1

DISCONTINUED OPERATIONS:
Loss from operations of discontinued operations	—	0.2	—	1.8
Income tax benefit	—	—	—	(0.4)
Loss on disposal of discontinued operations	—	—	—	0.1
Income tax benefit	—	—	—	(0.2)

Loss from discontinued operations	—	0.2	—	1.3

Net income	$64.0	$41.3	$85.0	$53.8

INCOME PER SHARE FROM CONTINUING OPERATIONS:
Basic	$0.90	$0.67	$1.19	$0.89
Diluted	$0.85	$0.59	$1.13	$0.80

LOSS PER SHARE FROM DISCONTINUED OPERATIONS:
Basic	$—	$—	$—	$(0.02)
Diluted	$—	$—	$—	$(0.02)

NET INCOME PER SHARE:
Basic	$0.90	$0.67	$1.19	$0.87
Diluted	$0.85	$0.59	$1.13	$0.78

AVERAGE SHARES OUTSTANDING:
Basic	71.5	62.0	71.4	61.7
Diluted	75.2	72.8	75.4	72.5

CASH DIVIDENDS DECLARED PER SHARE	$0.11	$0.10	$0.22	$0.20
The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2006 and 2005
(Unaudited, in millions)

	For the
	Six Months Ended
	June 30,
	2006	2005
		Revised
		(See Note 1)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$85.0	$53.8
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Minority interest and equity in earnings of unconsolidated affiliates	(4.9)	(8.1)
Non-cash restructuring expenses	8.6	1.4
Unrealized gain on futures contracts	(13.2)	(12.7)
Stock-based compensation expense	12.8	9.7
Depreciation and amortization	19.4	18.9
Capitalized interest	(0.4)	—
Deferred income taxes	(12.9)	(2.8)
Other losses and expenses	3.0	(3.6)
Changes in assets and liabilities, net of effects of divestitures:
Accounts and notes receivable	(98.0)	(87.5)
Inventories	(99.9)	(16.1)
Other current assets	(2.2)	3.4
Accounts payable	59.7	70.2
Accrued expenses	(23.1)	(0.3)
Income taxes payable and receivable	19.8	28.7
Long-term warranty, deferred income and other liabilities	9.8	12.9
Net cash used in operating activities from discontinued operations	—	(1.9)

Net cash (used in) provided by operating activities	(36.5)	66.0

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the disposal of property, plant and equipment	0.5	0.3
Purchases of property, plant and equipment	(31.4)	(27.5)
Dividends from affiliates	1.2	—
Acquisitions and investments in affiliates	(5.0)	—
Net cash provided by investing activities from discontinued operations	—	2.4
Proceeds from disposal of investments (continuing operations)	—	39.3

Net cash (used in) provided by investing activities	(34.7)	14.5

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term borrowings (repayments), net	2.6	(4.6)
Repayments of long-term debt	(0.1)	(25.0)
Revolving long-term borrowings (repayments), net	13.0	(5.0)
Sales of common stock	14.3	9.5
Repurchases of common stock	(58.3)	(1.3)
Excess tax benefits related to share based payments	8.5	—
Cash dividends paid	(23.5)	(18.5)

Net cash used in financing activities	(43.5)	(44.9)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(114.7)	35.6
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	1.3	(2.9)

CASH AND CASH EQUIVALENTS, beginning of period	213.5	60.9

CASH AND CASH EQUIVALENTS, end of period	$100.1	$93.6

Supplementary disclosures of cash flow information:
Cash paid during the period for:
Interest	$5.2	$10.6

Income taxes (net of refunds)	$22.5	$1.4

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation and Other Accounting Information:
          The accompanying unaudited Consolidated Balance Sheet as of June 30, 2006, the accompanying unaudited Consolidated Statements of Operations for the three months and six months ended June 30, 2006 and 2005 and the accompanying unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2006 and 2005 should be read in conjunction with Lennox International Inc.’s (the “Company” or “LII”) audited consolidated financial statements and footnotes as of December 31, 2005 and 2004 and for each of the three years in the period ended December 31, 2005. The accompanying unaudited consolidated financial statements of LII have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the accompanying consolidated financial statements contain all material adjustments, consisting principally of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to applicable rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. The operating results for the interim periods are not necessarily indicative of the results that may be expected for a full year.
          In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” (“SFAS No. 151”) which was effective for the Company as of January 1, 2006. This standard clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted material should be expensed as incurred and not included in inventory. In addition, this standard requires that the allocation of fixed production overhead costs to inventory be based on the normal capacity of the production facilities. The effect of the adoption of SFAS No. 151 was not material for the three months or six months ended June 30, 2006.
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
     Revisions to Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2005
     For the six months ended June 30, 2005, the Company has separately disclosed the investing portions of the cash flows attributable to the Company’s discontinued operations which had previously been reported on a combined basis.
2. Stock-Based Compensation:
          Effective July 1, 2005, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R “Share-Based Payment” (“SFAS No. 123R”) using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the second half of 2005 included: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of FASB Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and (b) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Prior to July 1, 2005, the Company accounted for stock-based awards under the intrinsic value method, which follows the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees and Related Interpretations” (“APB No. 25”), as permitted by SFAS No. 123. In accordance with SFAS No. 123R, results for prior periods have not been restated. Compensation expense of $5.1 million and $3.1 million was recognized for the three months ended June 30, 2006 and 2005, respectively. Compensation expense of $12.8 million and $9.5 million was recognized for the six months ended June 30, 2006 and 2005, respectively. The compensation expense is included in Selling, General and Administrative Expenses in the accompanying Consolidated Statements of Operations.

          Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS No. 123R requires the cash flows from the tax benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $8.5 million excess tax benefits classified as a financing cash inflow in the accompanying Consolidated Statement of Cash Flows for the six months ended June 30, 2006 would have been classified as an operating cash inflow if the Company had not adopted SFAS No. 123R.
          Had the Company used the fair value based accounting method for stock-based compensation expense described by SFAS No. 123 for the fiscal 2005 period prior to July 1, 2005, the Company’s diluted net income per common and equivalent share for the three months and six months ended June 30, 2005 would have been as set forth in the table below (in millions, except per share data). As of July 1, 2005, the Company adopted SFAS No. 123R thereby eliminating pro forma disclosure for periods following such adoption. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes-Merton option valuation model and amortized to expense over the options’ vesting periods.

	For the	For the
	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2005	2005
Net income, as reported	$41.3	$53.8

Add: Reported stock-based compensation expense, net of taxes	2.0	6.1

Deduct: Fair value based compensation expense, net of taxes	(2.5)	(7.1)

Net income, pro-forma	$40.8	$52.8

Earnings per share:
Basic, as reported	$0.67	$0.87
Basic, pro-forma	$0.66	$0.86

Diluted, as reported	$0.59	$0.78
Diluted, pro-forma	$0.58	$0.77
     Incentive Plan
          Under the Company’s Amended and Restated 1998 Incentive Plan (the “1998 Incentive Plan”), the Company is authorized to issue awards for 24,254,706 shares of common stock. As of June 30, 2006, awards for 20,587,844 shares of common stock had been granted and 3,917,983 shares had been cancelled or repurchased under the 1998 Incentive Plan. Consequently, as of June 30, 2006, there were 7,584,845 shares available for future issuance.
          The 1998 Incentive Plan provides for various long-term incentive and retentive awards, which include stock options, performance shares, restricted stock awards and stock appreciation rights. A description of these long-term incentive and retentive awards and related activity for each is provided below.
     Stock Options
          Under the 1998 Incentive Plan, the exercise price for stock options equals the stock’s fair value on the date of grant. Options granted prior to 1998 vested on the date of grant. Options granted in 1998 and after vest over three years. Options issued prior to December 2000 expire after ten years and options issued in December 2000 and after expire after seven years.
          In addition to the options discussed above, there were 121,112 stock options outstanding as of June 30, 2006 that were issued in connection with LII’s acquisition of Service Experts Inc. All such options are fully vested.
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
          No stock options were granted during the six months ended June 30, 2006. During the six months ended June 30, 2005, the Company granted stock options to purchase 2,964 shares of common stock, which were accounted for in accordance with APB No. 25. Therefore, no stock-based compensation expense was reflected in net income for the granting of these stock options as the stock options were granted to employees and the exercise price was equal to the fair market value of the stock on the date of grant. For future stock options grants, the fair value of each stock option award will be estimated using the Black-Scholes-Merton valuation model and will follow the provisions of SFAS No. 123R and SAB No. 107. The Company will use historical data and other pertinent information to estimate the expected volatility for the term of new options and the outstanding period of the option for separate groups of employees that had similar historical exercise behavior. The risk free interest rate will be based on the U.S. Treasury yield curve in effect at the time of grant.
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
          A summary of stock option activity for the six months ended June 30, 2006, follows (in millions, except per share data):

		Weighted-
		Average
		Exercise
		Price per
	Shares	Share
Outstanding at beginning of period	5.4	$14.81
Granted	—	$—
Exercised	(1.0)	$14.39
Forfeited	—	$18.35

Outstanding at end of period	4.4	$14.72

Exercisable at end of period	4.1	$14.45

          The following table summarizes information about stock options outstanding as of June 30, 2006 (in millions, except per share data and years):

	Options Outstanding				Options Exercisable
		Weighted-				Weighted-
		Average				Average
		Remaining	Weighted-			Remaining	Weighted-
Range of		Contractual	Average	Aggregate		Contractual	Average	Aggregate
Exercise Prices	Number	Term	Exercise Price	Intrinsic	Number	Life	Exercise Price	Intrinsic
Per Share	Outstanding	(in years)	Per Share	Value	Exercisable	(in years)	Per Share	Value
$7.875 — $49.63	4.4	2.80	$14.72	$59.3	4.1	2.6	$14.45	$56.5
     As of June 30, 2006, the Company had approximately $0.7 million of unrecognized compensation cost related to nonvested options. Such cost is expected to be recognized over a weighted-average period of 1.4 years. The Company’s estimated forfeiture rate for stock options was 8% as of June 30, 2006. Total compensation expense for stock options was $0.2 million and $0.8 million for the three months and six months ended June 30, 2006, respectively.

     The total intrinsic value of options exercised and the resulting tax deductions to realize tax benefits were as follows (in millions):

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Intrinsic Value of Options Exercised	$10.0	$1.5	$17.5	$7.1
Realized Tax Benefits from Tax Deductions	$3.7	$0.5	$6.5	$2.6
          The Company’s practice is to issue new shares of common stock to satisfy stock option exercises. Excess tax benefits disclosed in the accompanying Consolidated Statements of Cash Flows have been reduced by $1.6 million for the hypothetical deferred tax asset that would have existed under SFAS No. 123 for these awards.
     Performance Shares
          Under the 1998 Incentive Plan, performance shares are awarded to certain employees at the discretion of the Board of Directors in December of each year for a three-year performance period beginning the following January 1st. Upon vesting, performance shares are converted to an equal number of shares of the Company’s common stock. Awards granted prior to 2003 vest after ten years of employment (the “Vesting Period”). If pre-defined performance measures are met by the Company over a three-year period, the Vesting Period is accelerated from ten years to three years for 25% to 100% of the performance share awards, depending on the Company’s performance. Eligible participants may also earn additional shares of the Company’s common stock. The number of additional shares can range from 0% to 100% of the awards granted, depending on the Company’s performance over a three-year period.
          Prior to the adoption of SFAS No. 123R, and in accordance with APB No. 25, compensation expense for performance share awards granted prior to 2003 was measured based on the market price of the Company’s common stock on the date of grant and recognized over the performance period. Compensation expense on the additional shares was measured by applying the market price of the Company’s stock at the end of the period to the number of additional shares that were expected to be earned. Such expense was recognized over the performance period.
          Beginning in 2003, the Company changed the vesting of performance share awards such that the awards vest if, at the end of the three-year performance period, at least the minimum performance level has been attained. To the extent that the award payout level attained is less than 100%, the difference between 100% and the award earned and distributed will be forfeited. Prior to the adoption of SFAS No. 123R, and in accordance with APB No. 25, compensation expense was measured by applying the market price of the Company’s stock at the end of the period to the number of awards expected to be earned.
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
          No performance shares were granted during the six months ended June 30, 2006 or 2005.

          A summary of the status of the Company’s nonvested performance share awards as of June 30, 2006 and changes during the six months ended June 30, 2006 is presented below (in millions, except per share data):

		Weighted-
		Average
		Grant Date
		Fair Value
	Shares	per Share
Nonvested performance share awards:
Nonvested at December 31, 2005	1.8	$16.80
Granted	—	$—
Additional shares earned	0.3	$13.38
Vested	(0.6)	$13.38
Forfeited	—	$—

Nonvested at June 30, 2006	1.5	$17.48

     As of June 30, 2006, the Company had approximately $20.9 million of total unrecognized compensation cost related to nonvested performance share awards. Such cost is expected to be recognized over a weighted-average period of 2.2 years. The Company’s estimated forfeiture rate for performance shares was 15% as of June 30, 2006. Total compensation expense for performance share awards was $2.8 million and $2.9 million for the three months ended June 30, 2006 and 2005, respectively. Total compensation expense for performance share awards was $7.9 million and $7.1 million for the six months ended June 30, 2006 and 2005, respectively. The Company’s practice is to issue new shares of common stock to satisfy performance share award vestings. Excess tax benefits disclosed in the accompanying Consolidated Statements of Cash Flows have been eliminated by the hypothetical deferred tax asset that would have existed under SFAS No. 123 for share based awards.
     The total intrinsic value of performance share awards vested and the resulting tax deductions to realize tax benefits were as follows (in millions):

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Fair Value of Performance Share Awards Vested	$—	$—	$17.5	$—
Realized Tax Benefits from Tax Deductions	$—	$—	$6.5	$—
     Restricted Stock Awards
          Under the 1998 Incentive Plan, restricted stock awards are issued to attract and retain key Company executives. At the end of a three-year retention period, the award will vest and be distributed to the participant provided that the participant has been an employee of the Company or one of its wholly owned subsidiaries continuously throughout the retention period. Prior to the adoption of SFAS No. 123R, and in accordance with APB No. 25, compensation expense for restricted stock awards was measured based on the market price of the Company’s common stock at the date of grant and was recognized on a straight-line basis over the performance period.
          Upon the adoption of SFAS No. 123R, all restricted stock plans under the 1998 Incentive Plan were classified as equity based plans and the fair value of each award is the market price of the Company’s common stock on the date of grant and amortized to expense ratably over the vesting period.
          The weighted-average fair value of restricted stock awards for 2,414 shares granted during the six months ended June 30, 2006 was $31.95 per share. No restricted stock awards were granted during the six months ended June 30, 2005.

          A summary of the status of the Company’s nonvested restricted stock awards as of June 30, 2006 and changes during the six months ended June 30, 2006 is presented below (in millions, except per share data):

		Weighted-
		Average
		Grant Date
		Fair Value
	Shares	per Share
Nonvested restricted stock awards:
Nonvested at December 31, 2005	1.0	$21.25
Granted	—	$31.95
Vested	—	$—
Forfeited	—	$21.80

Nonvested at June 30, 2006	1.0	$21.27

          As of June 30, 2006, the Company had approximately $9.8 million of total unrecognized compensation cost related to nonvested restricted stock awards. Such cost is expected to be recognized over a weighted-average period of 1.7 years. The Company’s estimated forfeiture rate for restricted stock awards was 12% as of June 30, 2006. Total compensation expense for restricted stock awards was $1.5 million and $0.8 million for the three months ended June 30, 2006 and 2005, respectively. Total compensation expense for restricted stock awards was $3.0 million and $1.8 million for the six months ended June 30, 2006 and 2005, respectively.
          The total intrinsic value of restricted stock awards and the resulting tax deductions to realize tax benefits were as follows (in millions):

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Fair Value of Restricted Stock Awards Vested	$0.1	$—	$0.1	$—
Realized Tax Benefits from Tax Deductions	$—	$—	$—	$—
          The Company’s practice is to issue new shares of common stock to satisfy restricted stock award vestings. Excess tax benefits disclosed in the accompanying Consolidated Statements of Cash Flows have been eliminated by the hypothetical deferred tax asset that would have existed under SFAS No. 123 for restricted stock awards.
     Stock Appreciation Rights
          In 2003, the Company began awarding stock appreciation rights. Each recipient is given the “right” to receive a value equal to the future appreciation of the Company’s stock price. The value is paid in Company stock. Stock appreciation rights vest in one-third increments beginning with the first anniversary date after the grant date.
          Prior to the adoption of SFAS No. 123R, compensation expense for stock appreciation rights was measured by applying the increase in the market price of the Company’s stock at the end of the period to the number of awards.
          Upon the adoption of SFAS No. 123R, compensation expense for stock appreciation rights granted prior to the adoption of SFAS No. 123R was based on the fair value on the date of grant, recognized over the vesting period. The fair value for these awards was estimated using the Black-Scholes-Merton valuation model and follows the provisions of SFAS No. 123R and SAB No. 107. The Company used historical data and other pertinent information to estimate the expected volatility for the term of the award and the outstanding period of the award for separate groups of employees that had similar historical exercise behavior. The risk free interest rate was based on zero-coupon U.S. Treasury instruments with a remaining term equal to the expected life of the stock appreciation rights at the time of grant.
          Prior to the adoption of SFAS No. 123R, the fair value of a stock appreciation right was amortized to expense using the graded method. Upon the adoption of SFAS No. 123R, stock appreciation rights granted prior to the date of adoption continue to be amortized to expense using the graded method. For stock appreciation rights granted after the date of adoption of SFAS No. 123R, the fair value is amortized to expense ratably over the vesting period.

          The weighted-average fair value of 7,932 stock appreciation rights granted during the six months ended June 30, 2006 was $8.43 per share. No stock appreciation rights were granted during the six months ended June 30, 2005.
          The fair value of each stock appreciation right granted from January 1, 2006 through June 30, 2006 is estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions:

Expected dividend yield	1.50%
Risk-free interest rate	4.39%
Expected volatility	31.90%
Expected life (in years)	4.53
          A summary of stock appreciation rights activity for the six months ended June 30, 2006 follows (in millions, except per share data):

		Weighted-
		Average
		Exercise Price
	Shares	per Share
Outstanding at beginning of period	1.5	$22.22
Granted	—	$31.95
Exercised	(0.1)	$16.76
Forfeited	—	$22.54

Outstanding at end of period	1.4	$22.51

Exercisable at end of period	0.5	$16.85

          The following table summarizes information about stock appreciation rights outstanding as of June 30, 2006 (in millions, except per share data and years):

	Stock Appreciation Rights Outstanding				Stock Appreciation Rights Exercisable
		Weighted-				Weighted-
		Average				Average	Weighted-
		Remaining	Weighted-			Remaining	Average
Range of		Contractual	Average	Aggregate		Contractual	Exercise	Aggregate
Exercise Prices	Number	Term	Exercise Price	Intrinsic	Number	Life	Price Per	Intrinsic
Per Share	Outstanding	(in years)	Per Share	Value	Exercisable	(in years)	Share	Value
$16.43 — $31.95	1.4	5.4	$22.51	$8.0	0.5	4.45	$16.85	$5.4
     As of June 30, 2006, the Company had approximately $3.7 million of unrecognized compensation cost related to nonvested stock appreciation rights. Such cost is expected to be recognized over a weighted-average period of 1.6 years. The Company’s estimated forfeiture rate for stock appreciation rights was 9% as of June 30, 2006. Total compensation expense for stock appreciation rights was $0.6 million and $(0.6) million for the three months ended June 30, 2006 and 2005, respectively. Total compensation expense for stock appreciation rights was $1.2 million and $0.6 million for the six months ended June 30, 2006 and 2005, respectively.
     The total intrinsic value of stock appreciation rights exercised and the resulting tax deductions to realize tax benefits were as follows (in millions):

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Intrinsic Value of Stock Appreciation Rights Exercised	$0.4	$—	$1.0	$0.1
Realized Tax Benefits from Tax Deductions	$0.2	$—	$0.4	$—

     The Company’s practice is to issue new shares of common stock to satisfy the exercise of stock appreciation rights. Excess tax benefits disclosed in the accompanying Consolidated Statements of Cash Flows have been reduced by $0.1 million for the hypothetical deferred tax asset that would have existed under SFAS No. 123 for these awards.
3.	Reportable Business Segments:
     The Company operates in four reportable business segments of the heating, ventilation, air conditioning and refrigeration (“HVACR”) markets: Residential Heating & Cooling, Commercial Heating & Cooling, Service Experts and Refrigeration. The Company’s management uses segment profit (loss) as the primary measure of profitability to evaluate operating performance and to allocate capital resources. The Company defines segment profit (loss) as a segment’s income (loss) from continuing operations before income taxes included in the accompanying Consolidated Statements of Operations, excluding restructuring charge, (gains), losses and other expenses, net, interest expense, net and other expense, net.
     Net sales and segment profit (loss) by business segment, along with a reconciliation of segment profit (loss) to net earnings (loss) for the three months and six months ended June 30, 2006 and 2005 are shown below (in millions):

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net Sales
Residential	$539.2	$434.7	$955.6	$777.4
Commercial	181.1	171.2	314.0	297.4

Heating and Cooling	720.3	605.9	1,269.6	1,074.8
Service Experts	177.8	167.8	318.8	303.7
Refrigeration	129.9	116.9	255.7	228.8
Eliminations	(26.0)	(22.8)	(42.6)	(39.2)

	$1,002.0	$867.8	$1,801.5	$1,568.1

Segment Profit (Loss)
Residential	$52.4	$55.7	$89.2	$84.1
Commercial	14.1	14.7	20.0	19.1

Heating and Cooling	66.5	70.4	109.2	103.2
Service Experts	9.5	9.2	3.3	2.9
Refrigeration	10.6	9.5	21.4	17.9
Corporate and other	(21.0)	(22.9)	(45.1)	(42.2)
Eliminations	(0.4)	0.1	(0.3)	—

Segment Profit	65.2	66.3	88.5	81.8
Reconciliation to income (loss) from continuing operations before income taxes:
(Gains), losses and other expenses, net	(27.2)	(6.0)	(45.3)	(17.5)
Restructuring charge	2.3	2.2	8.6	2.2
Interest expense, net	1.8	4.6	2.4	10.1
Other income	—	(0.6)	1.0	(0.5)

	$88.3	$66.1	$121.8	$87.5

     Total assets by business segment as of June 30, 2006 and December 31, 2005 are shown below (in millions):

	As of	As of
	June 30,	December 31,
	2006	2005
Total Assets
Residential	$727.0	$589.1
Commercial	304.6	234.3

Heating and Cooling	1,031.6	823.4
Service Experts	195.3	185.3
Refrigeration	328.9	308.9
Corporate and other	350.2	432.1
Eliminations	(17.8)	(12.1)

Segment Assets	$1,888.2	$1,737.6

4.	Inventories:
     Components of inventories are as follows (in millions):

	As of	As of
	June 30,	December 31,
	2006	2005
Finished goods	$254.5	$174.0
Repair parts	46.8	35.8
Work in process	9.7	6.8
Raw materials	96.1	80.9

	407.1	297.5
Excess of current cost over last-in, first-out cost	(58.7)	(55.1)

	$348.4	$242.4

5.	Shipping and Handling:
     Shipping and handling costs related to post-production activities are included as part of Selling, General and Administrative Expense in the accompanying Consolidated Statements of Operations in the following amounts (in millions):

For the		For the
Three Months Ended		Six Months Ended
June 30,		June 30,
2006	2005	2006	2005
$50.7	$38.7	$93.5	$72.6
6.	Warranties:
     The changes in the carrying amount of the Company’s total warranty liabilities for the six months ended June 30, 2006 are as follows (in millions):

Total warranty liability at December 31, 2005	$80.9
Payments made in 2006	(14.5)
Changes resulting from issuance of new warranties	14.8
Changes in liability for adjustments during the period	5.5

Total warranty liability at June 30, 2006	$86.7

     The change in warranty liability for adjustments during the period primarily resulted from revisions of the warranty reserve calculation to properly reflect a 15-year warranty term on a heating product produced from 1994 to 1999. This heating product continued to be produced and sold from 2000 through 2002 with a 10-year warranty and after that time the heating product was no longer produced or sold by the Company.
7.	Cash, Lines of Credit and Financing Arrangements:
     The Company has bank lines of credit aggregating $429.5 million, of which $17.1 million was borrowed and outstanding and $95.2 million was committed to standby letters of credit at June 30, 2006. Of the remaining $317.2 million, the entire amount was available for future borrowings after consideration of covenant limitations. Included in the lines of credit are several regional facilities and a multi-currency revolving credit facility governed by agreements between the Company and a syndicate of banks. The revolving credit facility, which matures in July 2010, has a borrowing capacity of $400 million. As of June 30, 2006 and December 31, 2005, the Company had unamortized debt issuance costs of $2.0 million and $2.5 million, respectively, which are included in Other Assets in the accompanying Consolidated Balance Sheets. The facility contains certain financial covenants and bears interest at a rate equal to, at the Company’s option, either (a) the greater of the bank’s prime rate or the federal funds rate plus 0.5%, or (b) the London Interbank Offered Rate plus a margin equal to 0.475% to 1.20%, depending upon the ratio of total funded debt-to-adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”), as defined in the facility. The Company pays a facility fee, depending upon the ratio of total funded debt to Adjusted EBITDA, equal to 0.15% to 0.30% of the capacity. The facility includes restrictive covenants that limit the Company’s ability to incur additional indebtedness, encumber its assets, sell its assets and make certain payments, including amounts for share repurchases and dividends. The credit facility and promissory notes are secured by the stock of the Company’s major subsidiaries. The facility requires that LII annually and quarterly deliver financial statements, as well as compliance certificates, to the banks within specified time periods.
     As of June 30, 2006 and December 31, 2005, the Company had outstanding promissory notes totaling approximately $118.3 million. The promissory notes mature at various dates through 2010 and have interest rates ranging from 6.73% to 8.00%.
     LII’s revolving credit facility and promissory notes contain certain financial covenant restrictions. As of June 30, 2006, LII was in compliance with all covenant requirements.
     The Company has included in cash and cash equivalents in the accompanying unaudited Consolidated Balance Sheet as of June 30, 2006, $30.9 million of restricted cash primarily related to routine lockbox collections and letters of credit issued with respect to the operations of its captive insurance subsidiary, which expire on December 30, 2006.
     LII periodically reviews its capital structure, including its primary bank facility, to ensure that it has adequate liquidity. LII believes that cash flow from operations, as well as available borrowings under its revolving credit facility and other sources of funding will be sufficient to fund its operations for the foreseeable future.
     Under a revolving period asset securitization arrangement, the Company has the ability to transfer beneficial interests in a portion of its trade accounts receivable to a third party in exchange for cash. The Company’s continued involvement in the transferred assets is limited to servicing. These transfers are accounted for as sales rather than secured borrowings. The fair values assigned to the retained and transferred interests are based primarily on the receivables’ carrying value given the short term to maturity and low credit risk. The receivables are sold at a discount from face value and the discount that is incurred is included in Selling, General and Administrative Expense in the accompanying Consolidated Statements of Operations. As of June 30, 2006 and December 31, 2005, the Company had not sold any beneficial interests in accounts receivable.
8.	Accounts and Notes Receivable:
     Accounts and Notes Receivable have been reported in the accompanying Consolidated Balance Sheets net of allowance for doubtful accounts of $18.4 million and $16.7 million as of June 30, 2006 and December 31, 2005, respectively, and net of accounts receivable sold under an ongoing asset securitization arrangement. As of June 30, 2006 and December 31, 2005, no accounts receivable were sold under the Company’s ongoing asset securitization arrangement. Additionally, none of the accounts receivable, as reported in the accompanying unaudited Consolidated Balance Sheet as of June 30, 2006, represent retained interests in securitized receivables that have restricted disposition rights per the terms of the asset securitization arrangement and would not be available to satisfy obligations to creditors. The Company has no significant concentration of credit risk within its accounts and notes receivable.
9.	Divestitures:
     Service Experts
     In the first fiscal quarter of 2004, the Company’s Board of Directors approved a turnaround plan designed to improve the performance of its Service Experts business segment. The plan realigns Service Experts’ dealer service centers to focus on service and replacement opportunities in the residential and light commercial markets. At that time, the Company identified approximately 130 centers, whose primary business is residential and light commercial service and replacement, to comprise the ongoing Service Experts business segment. Subsequently, in a number of cases, the Company elected to consolidate dealer service centers and, as a result, the service center count is now approximately 125 centers. As of December 31, 2004, the Company had divested the remaining 48 centers. The operating results of the 48 centers that are no longer a part of Service Experts are classified as a Discontinued Operation in the accompanying Consolidated Statements of Operations. The related assets and liabilities for these centers are classified as Assets Held for Sale and Liabilities Held For Sale in the accompanying Consolidated Balance Sheets.

     A summary of net trade sales, pre-tax operating results and pre-tax loss on disposal of assets for the three months and six months ended June 30, 2006 and 2005, and the major classes of assets and liabilities presented as held for sale at June 30, 2006 and December 31, 2005, are detailed below (in millions):

	Discontinued		Discontinued
	Operations for the		Operations for the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net trade sales	$—	$—	$—	$0.2
Pre-tax loss operating results	—	(0.2)	—	(1.8)
Pre-tax loss on disposal of centers	—	—	—	(0.1)

	June 30, 2006	December 31, 2005
Current assets	$—	$—
Non-current assets	—	—

Total assets	$—	$—

Current liabilities	$—	$0.7

     The following tables detail the Company’s pre-tax loss from discontinued operations for the three months and six months ended June 30, 2006 and 2005, and the cumulative amount incurred through June 30, 2006 (in millions):

			Cumulative
			Incurred
	Three Months Ended	Three Months Ended	through
	June 30, 2006	June 30, 2005	June 30, 2006
Goodwill impairment	$—	$—	$14.8
Impairment of property, plant and equipment	—	—	3.1
Operating loss	—	—	14.9
Other divestiture costs	—	0.2	8.1

Subtotal	—	0.2	40.9
Loss on disposal of centers	—	—	15.0

Total loss from discontinued operations	$—	$0.2	$55.9

	Six Months Ended	Six Months Ended
	June 30, 2006	June 30, 2005
Goodwill impairment	$—	$—
Impairment of property, plant and equipment	—	—
Operating loss	—	—
Other divestiture costs	—	1.8

Subtotal	—	1.8
Loss on disposal of centers	—	0.1

Total loss from discontinued operations	$—	$1.9

     The income tax benefit on discontinued operations was $0.6 million for the six months ended June 30, 2005. Through December 31, 2005, proceeds from the sale of these centers totaled $25.8 million and no proceeds have been received in 2006.
10.	Restructuring Charges:
     In February 2006, Allied Air Enterprises, a division of the Company’s Heating & Cooling business, announced that it had commenced plans to consolidate its manufacturing, distribution, research & development, and administrative operations of the Company’s two-step Residential Heating & Cooling operations into South Carolina, and close its current operations in Bellevue, Ohio. The consolidation will be a phased process and is expected to be completed by the end of the first quarter of fiscal 2007.
     In connection with this consolidation project, the Company recorded pre-tax restructuring charges of $2.3 million for the three months ended June 30, 2006 and $9.4 million for the six months ended June 30, 2006 relating primarily to severance and benefits and other exit costs incurred.

     A summary of the severance and benefits and other exit costs incurred in connection with Allied Air Enterprises’ consolidation are as follows (in millions):

	For the	For the
	Three Months	Six Months
	Ended	Ended
	June 30, 2006	June 30, 2006
Severance and benefits	$0.4	$6.4
Other exit costs	1.9	3.0

Total	$2.3	$9.4

     For the three months and six months ended June 30, 2006, the Company recorded charges of $1.3 million and $2.2 million, respectively, of accelerated depreciation related to the reduction in useful lives and disposal of certain long-lived assets, which is included in other exit costs set forth above.
     The following table summarizes the accrued expenses related to the consolidation of the operations of Allied Air Enterprises for the six months ended June 30, 2006 (in millions):

	Severance and
	Benefits	Other Exit Costs	Total
Balance at December 31, 2005	$—	$—	$—

Amounts charged to earnings	6.4	3.0	9.4

Cash utilization	—	(0.4)	(0.4)

Non-cash utilization primarily consisting of accelerated depreciation	—	(2.2)	(2.2)

Balance at June 30, 2006	$6.4	$0.4	$6.8

     In conjunction with this consolidation effort, the Company expects to incur additional pre-tax restructuring related charges of approximately $10.1 million during the second half of 2006. The $10.1 million consists of approximately $1.1 million in severance and benefits and approximately $9.0 million in accelerated depreciation, relocation and other exit costs.
     Also included in restructuring expense for the six months ended June 30, 2006 is a gain of $0.8 million related to the sale of a parcel of land. The Company had reduced the carrying value of the land to its then net realizable value in connection with a prior restructuring initiative of its Service Experts operations in 2001.
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
11. Earnings per Share:
     Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net income, adjusted for the interest expense and amortization of deferred financing costs associated with the Company’s convertible notes, by the sum of the weighted average number of shares and the number of equivalent shares assumed outstanding, if dilutive, under the Company’s stock-based compensation plans and convertible notes. Emerging Issues Task Force Issue 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” requires that contingently convertible debt securities with a market price trigger be included in diluted earnings per share, if they are dilutive, regardless of whether the market price trigger has been met. As of June 30, 2006, the Company had 76,315,001 shares issued of which 5,517,535 were held as treasury shares. Diluted earnings per share are computed as follows (in millions, except per share data):

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income	$64.0	$41.3	$85.0	$53.8

Add: after-tax interest expense and amortization of deferred financing costs on convertible notes	—	1.5	—	3.1

Net income as adjusted	$64.0	$42.8	$85.0	$56.9

Weighted average shares outstanding	71.5	62.0	71.4	61.7
Effect of diluted securities attributable to convertible notes	—	7.9	—	7.9
Effect of diluted securities attributable to stock options and performance share awards	3.7	2.9	4.0	2.9

Weighted average shares outstanding, as adjusted	75.2	72.8	75.4	72.5

Diluted earnings per share	$0.85	$0.59	$1.13	$0.78

     Options to purchase 95,423 shares of common stock at prices ranging from $31.95 to $49.63 per share and options to purchase 140,959 shares of common stock at prices ranging from $24.91 to $49.63 per share were outstanding for the periods ended June 30, 2006 and 2005, respectively, but were not included in the diluted earnings per share calculation because the assumed exercise of such options would have been anti-dilutive.
12. Comprehensive Income:
     Comprehensive income is computed as follows (in millions):

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income	$64.0	$41.3	$85.0	$53.8
Foreign currency translation adjustments	15.2	(13.0)	15.8	(21.8)
Hedges	—	0.2	—	(6.4)
Minimum pension liability	(0.5)	0.3	(0.5)	1.3

Total comprehensive income	$78.7	$28.8	$100.3	$26.9

13. Goodwill:
     The Company evaluates the impairment of goodwill under the guidance of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) for each of its reporting units. During the first quarter of 2006 and 2005, the Company performed its annual goodwill impairment test and determined that no impairment charge was required.
     The changes in the carrying amount of goodwill related to continuing operations for the six months ended June 30, 2006, in total and by segment, are as follows (in millions):

	Balance			Balance
	December 31,	Goodwill	Foreign Currency	June 30,
Segment	2005	Impairment	Translation & Other	2006
Residential	$26.1	$—	$0.1	$26.2
Commercial	28.2	—	1.3	29.5

Heating and Cooling	54.3	—	1.4	55.7
Service Experts	98.2	—	3.4	101.6
Refrigeration	71.4	—	3.7	75.1

Total	$223.9	$—	$8.5	$232.4

14. Pension and Postretirement Benefit Plan:
     The components of net periodic benefit cost were as follows:

Three months ended June 30
(in millions)	Pension Benefits		Other Benefits
	2006	2005	2006	2005
Service cost	$1.8	$1.5	$0.3	$0.3
Interest cost	3.8	2.4	0.4	0.4
Expected return on plan assets	(4.1)	(2.0)	—	—
Amortization of prior service cost	0.3	0.2	(0.2)	(0.1)
Amortization of net loss	1.6	0.6	0.2	0.2

Net periodic benefit cost	$3.4	$2.7	$0.7	$0.8

Six months ended June 30
(in millions)	Pension Benefits		Other Benefits
	2006	2005	2006	2005
Service cost	$3.7	$3.5	$0.6	$0.6
Interest cost	7.6	6.6	0.8	0.8
Expected return on plan assets	(8.2)	(6.7)	—	¯
Amortization of prior service cost	0.6	0.5	(0.3)	(0.3)
Amortization of net loss	3.1	1.7	0.4	0.5

Net periodic benefit cost	$6.8	$5.6	$1.5	$1.6

15. Investments in Affiliates:
     For its investments in joint ventures, the Company records its equity in the earnings of the joint ventures as a component of Selling, General and Administrative Expense in the accompanying Consolidated Statements of Operations. The Company recorded $2.9 million and $3.6 million and $5.0 million and $8.2 million of equity in earnings of its affiliates for the three months and the six months ended June 30, 2006 and 2005, respectively.
     The carrying amount of investments in affiliates as of June 30, 2006 and December 31, 2005 was $51.7 million and $46.0 million, respectively, and is included in long-term Other Assets in the accompanying Consolidated Balance Sheets.
16. Commitments and Guarantees:
     On June 22, 2006, Lennox Procurement Company Inc. (“Procurement”), a wholly-owned subsidiary of the Company, entered into a lease agreement with BTMU Capital Corporation (“BTMUCC”), pursuant to which BTMUCC is leasing certain property located in Richardson, Texas to Procurement for a term of seven years (the “Lake Park Lease”). The leased property consists of an office building of approximately 192,000 square feet, which includes the Company’s corporate headquarters, and land and related improvements. The Lake Park Lease replaces the Company’s previous lease agreements (with a remaining 19-year duration) with One Lake Park, L.L.C. (“One Lake Park”) covering space in the leased property, which agreements have been terminated. As previously reported in the Company’s filings with the Securities and Exchange Commission, certain members of the Company’s Board of Directors, as well as other stockholders of the Company who may be immediate family members of such directors, are individually or through trust arrangements, members of AOC Land Investment, L.L.C., an affiliate of One Lake Park.
     During the term, the Lake Park Lease requires Procurement to pay base rent in quarterly installments, payable in arrears. At the end of the term, if Procurement is not in default under the lease, Procurement may elect to do any of the following and must do one of the following: (i) purchase the leased property for a net price equal to $41,202,994.25 as of June 22, 2006 (the “Lease Balance”); (ii) make a final supplemental payment to the lessor equal to 81.967576% of the Lease Balance and return the leased property to the lessor in good condition; (iii) arrange a sale of the leased property to a third party; or (iv) renew the lease under mutually agreeable terms. If Procurement elects to arrange a sale of the Leased Property to a third party, then Procurement must pay to the lessor the amount (if any) by which the Lease Balance exceeds the net sales proceeds paid by the third party; provided, however, that, absent certain defaults, such amount cannot exceed 81.967576% of the Lease Balance. If the net sales proceeds paid by the third party are greater than the Lease Balance, the excess sales proceeds will be paid to Procurement.
     As the Lake Park Lease has a seven-year term and the previous lease agreements had 19 years remaining at the time of termination, the Company’s long-term payment obligations as of June 30, 2006 have been reduced by approximately $35.6 million. However, there is not a material difference in annual lease payments.

     Procurement’s obligations under the lease and related documents are secured by a pledge of Procurement’s interest in the leased property. Procurement’s obligations under such documents are also guaranteed by the Company pursuant to a Guaranty, dated as of June 22, 2006, in favor of the lessor.
     The Company is accounting for this lease as an operating lease. For additional information, see “Contractual Obligations” in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
17. Contingencies:
     The Company is involved in various claims and lawsuits incidental to its business. As previously reported, in January 2003, the Company and its subsidiary, Heatcraft Inc., were named in the following lawsuits in connection with its former heat transfer operations:
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
     On behalf of approximately 100 plaintiffs, the lawsuits allege personal injury resulting from alleged emissions of trichloroethylene, dichloroethylene, and vinyl chloride and other unspecified emissions from the South Plant in Grenada, Mississippi, previously owned by Heatcraft Inc. Each plaintiff seeks to recover actual and punitive damages. On Heatcraft Inc.’s motion to transfer venue, two of the four lawsuits (Booker and Crowder) were ordered severed and transferred to Grenada County by the Mississippi Supreme Court, requiring plaintiffs’ counsel to maintain a separate lawsuit for each of the individual plaintiffs named in these suits. To the Company’s knowledge, as of August 1, 2006, plaintiffs’ counsel has requested the transfer of files regarding an aggregate of 10 individual plaintiffs from the transferred cases. While at this time, only the Booker and Crowder cases have been ordered severed and transferred by the Mississippi Supreme Court, the Company expects the Beck and Brown cases to be transferred, as well, in the near future. It is not possible to predict with certainty the outcome of these matters or an estimate of any potential loss. Based on present knowledge, management believes that it is unlikely that any final resolution of these matters will result in a material liability for the Company.
     The Company continues to fully cooperate with the SEC in its previously disclosed investigation into certain accounting matters related to the Company’s Canadian service centers in its Service Experts segment by producing information and documentation in response to requests from the SEC. The Company is unable to predict the ultimate outcome of this matter.
18. Subsequent Events:
     Effective July 13, 2006, the Company merged the Lennox International Inc. Pension Plan for Salaried Employees with and into the Armstrong Air Conditioning Inc. Retirement Plan for Hourly Employees (the “Hourly Plan”) (such merger referred to as the “Plan Merger”). Pursuant to the Plan Merger, the Hourly Plan continued as the surviving pension plan under the name Lennox International Inc. Consolidated Pension Plan and is sponsored by LII. The Company does not expect the accounting effects relating to the Plan Merger to be material.
     On July 21, 2006, the Board of Directors of LII appointed Richard L. Thompson chairman of the Company’s Board of Directors. Mr. Thompson has served as vice chairman since February 28, 2005 and as a LII board member since 1993. Mr. Thompson succeeded John W. Norris, Jr. as chairman upon Mr. Norris’ retirement on July 21, 2006.

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
Overview
     Lennox International Inc. (“LII” or the “Company”) participates in four reportable business segments of the heating, ventilation, air conditioning and refrigeration (“HVACR”) industry. The first reportable segment is Residential Heating & Cooling, in which LII manufactures and markets a full line of heating, air conditioning and hearth products for the residential replacement and new construction markets in the United States and Canada. The second reportable segment is Commercial Heating & Cooling, in which LII manufactures and sells primarily rooftop products and related equipment for light commercial applications in the United States and primarily rooftop products, chillers and air handlers in Europe. Combined, the Residential Heating & Cooling and Commercial Heating & Cooling segments form LII’s Heating & Cooling business. The third reportable segment is Service Experts, which includes sales and installation of, and maintenance and repair services for, HVAC equipment in the United States and Canada. The fourth reportable segment is Refrigeration, in which LII manufactures and sells unit coolers, condensing units and other commercial refrigeration products in North American and International markets.
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
     The principal elements of cost of goods sold in LII’s manufacturing operations are component costs, raw materials, factory overhead, labor and estimated costs of warranty expense. In LII’s Service Experts segment, the principal elements of cost of goods sold are equipment, parts and supplies and labor. The principal raw materials used in LII’s manufacturing processes are steel, copper and aluminum. Higher prices for these commodities and related components continue to present a challenge to LII and the HVACR industry. LII is mitigating the impact of higher commodity prices in 2006 through a combination of price increases, commodity futures contracts and cost reduction initiatives. Warranty expense is estimated based on historical trends and other factors.
     The Company estimates approximately 30% of the sales of its Residential Heating & Cooling segment is for new construction, with the balance attributable to repair, retrofit and replacement. With the recent downturn in residential new construction activity, the Company is beginning to see a decline in the demand for the products and services it sells into this market.
     Recent notable events impacting the Company include, without limitation, the following:
•	In 2005, management successfully managed the transition to the new National Appliance Energy Conservation Act regulation requiring a 13 seasonal energy efficiency rating, or “SEER,” standard for residential central air conditioners. This standard, which applies to central air conditioners manufactured after January 23, 2006, increased by 30 percent the minimum SEER standard that applied to models produced prior to January 23, 2006. Although this new standard created several engineering, manufacturing and marketing challenges for the Company, the Company successfully met the requirements of the new regulation by January 23, 2006. Air-conditioning products with ratings lower than 13 SEER manufactured prior to January 23, 2006 can continue to be sold legally after such date. Quantities of non-13 SEER compliant product that remain in the industry’s distribution pipeline after January 23, 2006 may have an adverse effect on operating results during the third quarter of 2006. However, management is unable to predict the extent to which this may occur. The Company used the new standard as an opportunity to redesign its entire line of cooling products to standardize product platforms across its brands and to integrate other improvements in its products.

•	The Company is in the process of redesigning its policies, procedures, and controls with respect to its commodity hedging activities. The Company is also currently evaluating various alternatives to mitigate higher raw material costs including economic hedges, fixed forward contracts and cash flow hedges. In the current commodities market environment, the Company made the decision not to initiate any additional hedging contracts during the second quarter of 2006. During the six months ended June 30, 2006, the Company recorded pre-tax realized gains of $32.0 million related to settled futures contracts and pre-tax net unrealized gains of $13.4 million related to open futures contracts. These gains are recorded in (Gains), Losses and Other Expenses, net in the accompanying Consolidated Statements of Operations.

•	In February 2006, Allied Air Enterprises, a division of the Company’s Heating & Cooling business, announced that it had commenced plans to consolidate its manufacturing, distribution, research & development, and administrative operations of the Company’s two-step Residential Heating & Cooling operations into South Carolina, and close its current operations in Bellevue, Ohio (the “Allied Air Enterprises Consolidation Project”). The consolidation will be a phased process expected to be completed by the end of the first quarter of fiscal 2007. In connection with the Allied Air Enterprises Consolidation Project, the Company recorded pre-tax restructuring charges of $9.4 million for the six months ended June 30, 2006.

•	On June 22, 2006, Lennox Procurement Company Inc. (“Procurement”), a wholly-owned subsidiary of the Company, entered into a lease agreement with BTMU Capital Corporation (“BTMUCC”), pursuant to which BTMUCC is leasing certain property located in Richardson, Texas to Procurement for a term of seven years (the “Lake Park Lease”). The leased property consists of an office building of approximately 192,000 square feet, which includes the Company’s corporate headquarters, and land and related improvements. The Lake Park Lease replaces the Company’s previous lease agreements with One Lake Park, L.L.C. (“One Lake Park”) covering space in the leased property, which agreements have been terminated. The impact of the execution of the Lake Park Lease and the termination of the previous lease agreements with One Lake Park on the Company’s long-term payment obligations as of June 30, 2006 was a $35.6 million reduction in those obligations. For more information, see Note 16 — Commitments and Guarantees in the Notes to Consolidated Financial Statements. Also, for additional information, see the Contractual Obligations section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     LII’s fiscal year ends on December 31 and its interim fiscal quarters are each comprised of 13 weeks. For convenience, throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the 13-week periods comprising each fiscal quarter are denoted by the last day of the calendar quarter.

Results of Operations
     The following table sets forth, as a percentage of net sales, LII’s statements of operations data for the three months and six months ended June 30, 2006 and 2005:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	68.5	66.4	68.4	67.4

Gross profit	31.5	33.6	31.6	32.6
Selling, general and administrative expenses	25.0	25.9	26.7	27.4
(Gains), losses and other expenses, net	(2.7)	(0.7)	(2.5)	(1.1)
Restructuring charge	0.2	0.3	0.5	0.1

Operational income from continuing operations	9.0	8.1	6.9	6.2
Interest expense, net	0.2	0.5	0.1	0.6

Income from continuing operations before income taxes	8.8	7.6	6.8	5.6
Provision for income taxes	2.4	2.8	2.1	2.1

Income from continuing operations	6.4	4.8	4.7	3.5

Discontinued operations:
Loss from operations of discontinued operations	—	—	—	0.1

Loss from discontinued operations	—	—	—	0.1

Net income	6.4%	4.8%	4.7%	3.4%

     The following table sets forth net sales by business segment and geographic market (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2005		2006		2005
	Amount	%	Amount	%	Amount	%	Amount	%
Business Segment:
Residential	$539.2	53.8%	$434.7	50.1%	$955.6	53.1%	$777.4	49.5%
Commercial	181.1	18.1	171.2	19.7	314.0	17.4	297.4	19.0

Heating and Cooling	720.3	71.9	605.9	69.8	1,269.6	70.5	1,074.8	68.5
Service Experts	177.8	17.7	167.8	19.3	318.8	17.7	303.7	19.4
Refrigeration	129.9	13.0	116.9	13.5	255.7	14.2	228.8	14.6
Eliminations	(26.0)	(2.6)	(22.8)	(2.6)	(42.6)	(2.4)	(39.2)	(2.5)

Total net sales	$1,002.0	100.0%	$867.8	100.0%	$1,801.5	100.0%	$1,568.1	100.0%

Geographic Market:
U.S	$797.9	79.6%	$679.6	78.3%	$1,427.6	79.2%	$1,210.1	77.2%
International	204.1	20.4	188.2	21.7	373.9	20.8	358.0	22.8

Total net sales	$1,002.0	100.0%	$867.8	100.0%	$1,801.5	100.0%	$1,568.1	100.0%

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005
Net Sales
     Net sales increased $134.2 million, or 15.5%, to $1,002.0 million for the three months ended June 30, 2006 from $867.8 million for the three months ended June 30, 2005. Adjusted for the favorable impact of foreign currency translation, net sales increased $126.8 million, or 14.6%, for the three months ended June 30, 2006 compared to the same period in 2005. Net sales were higher in all of the Company’s business segments for the three months ended June 30, 2006 compared to the three months ended June 30, 2005.
     Net sales in the Residential Heating & Cooling business segment increased $104.5 million, or 24.0%, to $539.2 million for the three months ended June 30, 2006 from $434.7 million for the three months ended June 30, 2005. Adjusted for the impact of foreign currency translation, net sales increased 23.1%, or $100.5 million, for the three months ended June 30, 2006 compared to the three months ended June 30, 2005. All units within the segment achieved net sales increases over 15%, led by strong sales of HVAC equipment due in large part to favorable cooling season weather, higher price points due to the 13 SEER minimum standard and price increases in response to higher commodity costs. Net sales of hearth products were also strong, driven by market share gains in the factory-built fireplace market.

     Net sales in the Commercial Heating & Cooling business segment increased $9.9 million, or 5.8%, to $181.1 million for the three months ended June 30, 2006 from $171.2 million for the three months ended June 30, 2005. After adjusting for the impact of foreign currency translation, net sales increased $8.8 million, or 5.1%, compared to the three months ended June 30, 2005. The increase in net sales was due to strong domestic sales growth driven by an increase in sales to national accounts and to commercial mechanical contractors, and price increases in response to higher commodity prices. Lower net sales in the Company’s European operations partially offset the domestic sales growth although a strong order backlog existed in the European operations during the second quarter of 2006 with many of these orders scheduled for delivery during the remainder of 2006.
     Net sales in the Service Experts business segment increased $10.0 million, or 6.0%, to $177.8 million for the three months ended June 30, 2006 from $167.8 million for the three months ended June 30, 2005. Net sales increased $6.9 million, or 4.1%, after adjusting for the impact of foreign currency translation. The increase in net sales was due primarily to higher service and replacement sales.
     Refrigeration business segment net sales increased $13.0 million, or 11.1%, to $129.9 million for the three months ended June 30, 2006 from $116.9 million for the three months ended June 30, 2005. The impact of foreign currency translation was negligible for the three months ended June 30, 2006 compared to the three months ended June 30, 2005. All units within the segment achieved net sales increases led by strong domestic sales increases to supermarket, original-equipment-manufacturer and cold storage customers.
Gross Profit
     Gross profit was $315.8 million for the three months ended June 30, 2006 compared to $291.2 million for the three months ended June 30, 2005, an increase of $24.6 million. Gross profit margin declined from 33.6% for the three months ended June 30, 2005 to 31.5% for the three months ended June 30, 2006. Gross profit margin declined in all of the Company’s business segments. Higher raw material costs for copper, aluminum and steel, as well as the related component parts, were the primary reason for the decline in gross profit margins for the three months ended June 30, 2006 compared to the same period in 2005. However, the adverse profit impact of the higher raw material costs and lower gross profit margins were offset by the gains on commodity futures contracts recorded in (Gains), Losses and Other Expenses, net. During the quarter, the Company continued to experience shortages in certain key components, which adversely affected efficiency levels at the Company’s factories.
     In the Company’s Residential Heating & Cooling business segment, gross profit margin declined 3.6 percentage points for the three months ended June 30, 2006 compared to the same period in 2005. Higher material costs had a significant impact on the gross profit margin decline in this business segment. The unfavorable impact of higher raw material costs was slightly offset by higher average selling prices for air-conditioners and heat pumps (due in large part to the transition to the 13 SEER minimum standard), higher sales volume and a favorable product mix shift. In addition, for the three months ended June 30, 2006, $5.5 million in additional warranty expense was recorded in cost of goods sold resulting from a revision of the warranty reserve calculation to properly reflect a 15-year warranty on certain heating products produced from 1994 to 1999. These heating products continued to be produced and sold from 2000 through 2002 with a 10-year warranty and after that time the heating products were no longer produced or sold.
     In the Company’s Commercial Heating & Cooling business segment, gross profit margin declined marginally for the three months ended June 30, 2006 compared to the three months ended June 30, 2005. Higher raw material costs offset higher sales volumes and improved product pricing.
     In the Company’s Service Experts business segment, gross profit margin declined 0.9 percentage points for the three months ended June 30, 2006 compared to the three months ended June 30, 2005. Vendor price increases and higher fuel costs more than offset a favorable revenue mix shift from lower margin new construction to higher margin service and replacement business.
     In the Company’s Refrigeration business segment, gross profit margin declined 0.3 percentage points for the three months ended June 30, 2006 compared to the three months ended June 30, 2005. The decline was due primarily to higher raw material costs.
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

Selling, General and Administrative Expenses
     SG&A expenses were $250.6 million for the three months ended June 30, 2006, an increase of $25.7 million, or 11.4%, from $224.9 million for the three months ended June 30, 2005. The increase in SG&A expenses was due primarily to higher shipping and handling expenses resulting in large part from higher sales volumes, higher fuel costs and larger residential air-conditioning product sizes necessary to comply with the 13 SEER minimum standard. The increase in SG&A was also due to higher selling expenses as well as higher advertising and promotions expenses. As a percentage of total net sales, SG&A expenses of 25.0% for the three months ended June 30, 2006 were down from 25.9% for the same period in 2005. The Company has no significant concentration of credit risk among its diversified customer base.
(Gains), Losses and Other Expenses, Net
     For the three months ended June 30, 2006 and 2005, (gains), losses and other expenses, net included the following (in millions):

	For the Three Months Ended
	June 30, 2006
		Tax
	Pre-tax Gain	Provision	After-tax Gain
Realized gains on settled futures contracts	$(22.9)	$8.6	$(14.3)
Net unrealized gains on open futures contracts	(4.3)	1.7	(2.6)

(Gains), losses and other expenses, net	$(27.2)	$10.3	$(16.9)

	For the Three Months Ended
	June 30, 2005
	Pre-tax	Tax (Benefit)	After-tax
	(Gain) Loss	Provision	(Gain) Loss
Realized gains on settled futures contracts	$(2.8)	$1.0	$(1.8)
Net unrealized gains on open futures contracts	5.5	(2.0)	3.5
Gain on sale of LII’s 45% interest in its heat transfer joint venture to Outokumpu	(9.3)	2.3	(7.0)
Estimated on-going remediation costs in conjunction with the joint remediation agreement LII entered into with Outokumpu	2.2	(0.8)	1.4
Other items, net	(1.6)	0.2	(1.4)

(Gains), losses and other expenses, net	$(6.0)	$0.7	$(5.3)

Restructurings
     In connection with the previously described Allied Air Enterprises Consolidation Project, the Company recorded pre-tax restructuring charges of $2.3 million for the three months ended June 30, 2006 relating primarily to severance and benefits and other exit costs incurred. A summary of the severance and benefits and other exit costs incurred in connection with Allied Air Enterprises’ consolidation are as follows (in millions):

For the
Three Months
Ended
June 30, 2006
Severance and benefits	$0.4
Other exit costs	1.9

Total	$2.3

     For the three months ended June 30, 2006, the Company recorded charges of $1.3 million of accelerated depreciation related to the reduction in useful lives and disposal of certain long-lived assets, which is included in other exit costs set forth above.

     In conjunction with this consolidation effort, the Company expects to incur additional pre-tax restructuring related charges of approximately $10.1 million during the second half of 2006. The $10.1 million consists of approximately $1.1 million in severance and benefits and approximately $9.0 million in accelerated depreciation, relocation and other exit costs.
     Due to competitive cost pressures, on April 4, 2005, Lennox Hearth Products Inc., a subsidiary of the Company, commenced plans to relocate its Whitfield pellet stove and Lennox cast iron stove product lines from Burlington, Washington to a third party production facility in Juarez, Mexico, discontinue its existing steel wood stove line manufactured in Burlington and close the Burlington facility. These actions were substantially complete as of December 31, 2005. In connection with the plant closure, the Company recorded a pre-tax restructuring charge of $2.2 million for the three months ended June 30, 2005.
Interest Expense, Net
     Interest expense, net, for the three months ended June 30, 2006 decreased $2.8 million from $4.6 million for the three months ended June 30, 2005 to $1.8 million for the three months ended June 30, 2006. The lower interest expense was due primarily to lower average debt levels and higher interest income earned on cash and cash equivalents. As of June 30, 2006, total debt of $136.4 million was $138.9 million lower than total debt as of June 30, 2005, due in large part to the holders of LII’s convertible notes converting all of the $143.75 million aggregate principal amount of such notes into an aggregate of approximately 7.9 million shares of common stock as of October 6, 2005.
Other Expense (Income), net
     Other income, net was zero for the three months ended June 30, 2006 compared to $0.6 million for the three months ended June 30, 2005. The lower income, net was due primarily to foreign currency exchange losses, which relate principally to the Company’s operations in Canada, Australia and Europe.
Provision for Income Taxes
     The provision for income taxes on continuing operations was $24.3 million for the three months ended June 30, 2006 compared to a provision for income taxes on continuing operations of $24.6 million for the three months ended June 30, 2005. The effective tax rate on continuing operations was 27.5% and 37.2% for the three months ended June 30, 2006 and June 30, 2005, respectively. These effective rates differ from the statutory federal rate of 35% principally due to a net one-time benefit of $9 million from the reversal of a Canadian deferred tax asset valuation allowance during the second quarter of 2006, state and local taxes, non-deductible expenses, foreign operating losses for which no tax benefits have been recognized and foreign taxes at rates other than 35%.
     The Internal Revenue Service (“IRS”) recently completed its examination of the Company’s consolidated tax returns for the years 1999 through 2003, and issued a Revenue Agent’s Report (“RAR”) on April 6, 2006 primarily disallowing deductions related to certain insurance reserves and credits claimed for research activities. The Company disagrees with the RAR and has requested a review by the administrative appeals division of the IRS. Although the ultimate resolution is not known at this time, management believes that the Company has adequate reserves based on its assessment of the Company’s tax position.
     On May 18, 2006, Texas enacted legislation changing its tax system essentially replacing the existing franchise tax with a broad, new tax based on taxable margin. The legislation included redefining the tax base, lowering the tax rate, and extending imposition of the tax to numerous types of entities that were not previously subject to the franchise tax. As a result of this legislation and in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“SFAS No. 109”), an income tax benefit of $0.1 million was recorded for the three months ended June 30, 2006.
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation is effective for fiscal years beginning after December 15, 2006. The Company will be required to adopt this interpretation in the first quarter of calendar year 2007. Management is currently evaluating the requirements of FIN 48 and has not yet determined the impact on the consolidated financial statements.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005
Net Sales
     Net sales increased $233.4 million, or 14.9%, to $1,801.5 million for the six months ended June 30, 2006 from $1,568.1 million for the six months ended June 30, 2005. Adjusted for the favorable impact of foreign currency translation, net sales increased $228.8 million, or 14.6%, for the six months ended June 30, 2006 compared to the same period in 2005. Net sales were higher in all of the Company’s business segments for the six months ended June 30, 2006 compared to the six months ended June 30, 2005.
     Net sales in the Residential Heating & Cooling business segment increased $178.2 million, or 22.9%, to $955.6 million for the six months ended June 30, 2006 from $777.4 million for the six months ended June 30, 2005. Adjusted for the impact of foreign currency translation, net sales increased 22.2%, or $172.8 million, for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. All units within the segment achieved net sales increases over 15%, led by strong sales of HVAC equipment due in large part to strong demand as distributors and dealers prepared for the cooling season with purchases of air-conditioning products with efficiency ratings of 13 SEER, favorable cooling season weather, higher price points due to the 13 SEER minimum standard and price increases in response to higher commodity costs. According to the National Oceanic and Atmospheric Administration’s Climate Prediction Center, total U.S. cooling degree days from January 2006 through June 2006, on a population-weighted basis, were significantly above normal and significantly above the same period in 2005. Net sales of hearth products were also strong due primarily to market share gains in the factory-built fireplace market.
     Net sales in the Commercial Heating & Cooling business segment increased $16.6 million, or 5.6%, to $314.0 million for the six months ended June 30, 2006 from $297.4 million for the six months ended June 30, 2005. After adjusting for the impact of foreign currency translation, net sales increased $18.0 million, or 6.1%, compared to the six months ended June 30, 2005. The increase in net sales was due primarily to strong domestic sales growth driven by an increase in sales to national accounts and to commercial mechanical contractors, and price increases in response to higher commodity prices. Lower net sales in the Company’s European operations partially offset the domestic sales growth although a strong order backlog existed in the European operations during the second quarter of 2006 with many of these orders scheduled for delivery during the remainder of 2006.
     Net sales in the Service Experts business segment increased $15.1 million, or 5.0%, to $318.8 million for the six months ended June 30, 2006 from $303.7 million for the six months ended June 30, 2005. Net sales increased $10.5 million, or 3.5%, after adjusting for the impact of foreign currency translation. The increase in net sales was due primarily to higher service and replacement sales.
     Refrigeration business segment net sales increased $26.9 million, or 11.8%, to $255.7 million for the six months ended June 30, 2006 from $228.8 million for the six months ended June 30, 2005. After adjusting for the impact of foreign currency translation, net sales increased $30.1 million, or 13.2%, compared to the six months ended June 30, 2005. All units within the segment achieved net sales increases led by strong domestic sales increases to supermarket, original-equipment-manufacturer and cold storage customers.
Gross Profit
     Gross profit was $569.2 million for the six months ended June 30, 2006 compared to $511.0 million for the six months ended June 30, 2005, an increase of $58.2 million. Gross profit margin declined to 31.6% for the six months ended June 30, 2006 from 32.6% in the same period in 2005. Higher raw material costs for copper, aluminum and steel, as well as the related component parts, were the primary reason for the decline in gross profit margins for the six months ended June 30, 2006 compared to the same period in 2005. However, the adverse profit impact of the higher raw material costs and lower gross profit margins were offset by the gains on commodity futures contracts recorded in (Gains), Losses and Other Expenses, net.
     In the Company’s Residential Heating & Cooling business segment, gross profit margin declined 1.9 percentage points for the six months ended June 30, 2006 compared to the same period in 2005. Higher material costs had a significant impact on the gross profit margin decline in this business segment. Factory productivity issues associated with the transition to the 13 SEER standard, ramp-up to meet heavier than anticipated demand during the first quarter of 2006 and continued inconsistent availability of components also had an adverse impact on gross profit margins. Higher average selling prices for air-conditioners and heat pumps (due in large part to the transition to the 13 SEER minimum standard), higher sales volume and a favorable product mix shift slightly offset the impact of these items. In addition, for the six months ended June 30, 2006, $5.5 million in additional warranty expense was recorded in cost of goods sold resulting from a revision of the warranty reserve calculation to properly reflect a 15-year warranty on certain heating products produced from 1994 to 1999. These heating products continued to be produced and sold from 2000 through 2002 with a 10-year warranty and after that time the heating products were no longer produced or sold.
     In the Company’s Commercial Heating & Cooling business segment, gross profit margin increased 0.4 percentage points for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. This increase was driven primarily by improvement in the Company’s European operations.
     In the Company’s Service Experts business segment, gross profit margin declined 0.3 percentage points for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. Vendor price increases and higher fuel costs more than offset a favorable revenue mix shift from lower margin new construction to higher margin service and replacement business. Warmer than normal winter weather during the first quarter of 2006 also negatively impacted Service Experts’ gross profit margin.
     In the Company’s Refrigeration business segment, gross profit margin was flat for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. Higher raw material costs were offset by the favorable impact of fixed manufacturing overhead absorption from the higher sales volumes.
     LIFO (last in, first out) inventory liquidations did not have a material impact on gross profit margins.
     The Company’s gross profit margin may not be comparable to the gross profit margin of other entities, because some entities include all of the costs related to their distribution network in cost of goods sold, whereas the Company excludes a portion of such costs from gross profit margin, including such costs instead in the SG&A line item. For more information, see Note 5 — Shipping and Handling in the Notes to Consolidated Financial Statements.
Selling, General and Administrative Expenses
     SG&A expenses were $480.7 million for the six months ended June 30, 2006, an increase of $51.5 million, or 12.0%, from $429.2 million for the six months ended June 30, 2005. The increase in SG&A expenses was due primarily to higher shipping and handling expenses resulting in large part from higher sales volumes, higher fuel costs and larger residential air-conditioning product sizes necessary to comply with the 13 SEER minimum standard. The increase in SG&A was also due to higher selling expenses, higher advertising and promotions expenses, higher expenses for long-term incentive compensation programs based on improved Company performance and lower income from joint ventures resulting in part from the sale of the Company’s 45% interest in its heat transfer joint venture to Outokumpu Copper Products OY of Finland on June 7, 2005. As a percentage of total net sales, SG&A expenses of 26.7% for the six months ended June 30, 2006 were down from 27.4% for the same period in 2005. The Company has no significant concentration of credit risk among its diversified customer base.
(Gains), Losses and Other Expenses, Net
     For the six months ended June 30, 2006 and 2005, (gains), losses and other expenses, net included the following (in millions):

	For the Six Months Ended
	June 30, 2006
	Pre-tax	Tax	After-tax
	(Gain) Loss	Provision	(Gain) Loss
Realized gains on settled futures contracts	$(32.0)	$12.0	$(20.0)
Net unrealized gains on open futures contracts	(13.4)	5.0	(8.4)
Other items, net	0.1	—	0.1

(Gains), losses and other expenses, net	$(45.3)	$17.0	$(28.3)

	For the Six Months Ended
	June 30, 2005
	Pre-tax	Tax (Benefit)	After-tax
	(Gain) Loss	Provision	(Gain) Loss
Realized gains on settled futures contracts	$(4.8)	$1.7	$(3.1)
Net unrealized gains on open futures contracts	(4.0)	1.4	(2.6)
Gain on sale of LII’s 45% interest in its heat transfer joint venture to Outokumpu	(9.3)	2.3	(7.0)
Estimated on-going remediation costs in conjunction with the joint remediation agreement LII entered into with Outokumpu	2.2	(0.8)	1.4
Other items, net	(1.6)	0.2	(1.4)

(Gains), losses and other expenses, net	$(17.5)	$4.8	$(12.7)

Restructurings
     In connection with the previously described Allied Air Enterprises Consolidation Project, the Company recorded pre-tax restructuring charges of $9.4 million for the six months ended June 30, 2006 relating primarily to severance and benefits and other exit costs incurred. A summary of the severance and benefits and other exit costs incurred in connection with Allied Air Enterprises’ consolidation are as follows (in millions):

For the
Six Months
Ended
June 30, 2006
Severance and benefits	$6.4
Other exit costs	3.0

Total	$9.4

     For the six months ended June 30, 2006, the Company recorded charges of $2.2 million of accelerated depreciation related to the reduction in useful lives and disposal of certain long-lived assets, which is included in other exit costs set forth above.
     The following table summarizes the accrued expenses related to the consolidation action for the six months ended June 30, 2006 (in millions):

	Severance and
	Benefits	Other Exit Costs	Total
Balance at December 31, 2005	$—	$—	$—

Amounts charged to earnings	6.4	3.0	9.4

Cash utilization	—	(0.4)	(0.4)

Non-cash utilization primarily consisting of accelerated depreciation	—	(2.2)	(2.2)

Balance at June 30, 2006	$6.4	$0.4	$6.8

     In conjunction with this consolidation effort, the Company expects to incur additional pre-tax restructuring related charges of approximately $10.1 million during the second half of 2006. The $10.1 million consists of approximately $1.1 million in severance and benefits and approximately $9.0 million in accelerated depreciation, relocation and other exit costs.

     Also included in restructuring expense for the six months ended June 30, 2006 is a gain of $0.8 million related to the sale of a parcel of land. The Company had reduced the carrying value of the land to its then net realizable value in connection with a prior restructuring initiative of its Service Experts operations in 2001.
     Due to competitive cost pressures, on April 4, 2005, Lennox Hearth Products Inc., a subsidiary of the Company, commenced plans to relocate its Whitfield pellet stove and Lennox cast iron stove product lines from Burlington, Washington to a third party production facility in Juarez, Mexico, discontinue its existing steel wood stove line manufactured in Burlington and close the Burlington facility. These actions were substantially complete as of December 31, 2005. In connection with the plant closure, the Company recorded a pre-tax restructuring charge of $2.2 million for the six months ended June 30, 2005.
Interest Expense, Net
     Interest expense, net, for the six months ended June 30, 2006 decreased $7.7 million from $10.1 million for the six months ended June 30, 2005 to $2.4 million for the six months ended June 30, 2006. The lower interest expense was due primarily to lower average debt levels and higher interest income earned on cash and cash equivalents. As of June 30, 2006, total debt of $136.4 million was $138.9 million lower than total debt as of June 30, 2005, due in large part to the holders of LII’s convertible notes converting all of the $143.75 million aggregate principal amount of such notes into an aggregate of approximately 7.9 million shares of common stock as of October 6, 2005.
Other Expense (Income), net
     Other expense, net was $1.0 million for the six months ended June 30, 2006 compared to other income, net of $0.5 million for the six months ended June 30, 2005. The net expense increase was due primarily to foreign currency exchange losses, which relate principally to the Company’s operations in Canada, Australia and Europe.
Provision for Income Taxes
     The provision for income taxes on continuing operations was $36.8 million for the six months ended June 30, 2006 compared to a provision for income taxes on continuing operations of $32.4 million for the six months ended June 30, 2005. The effective tax rate on continuing operations was 30.2% and 37.0% for the six months ended June 30, 2006 and June 30, 2005, respectively. These effective rates differ from the statutory federal rate of 35% principally due to a net one-time benefit of $9 million from the reversal of a Canadian deferred tax asset valuation allowance during the second quarter of 2006, state and local taxes, non-deductible expenses, foreign operating losses for which no tax benefits have been recognized and foreign taxes at rates other than 35%.
     The IRS recently completed its examination of the Company’s consolidated tax returns for the years 1999 through 2003, and issued a RAR on April 6, 2006 primarily disallowing deductions related to certain insurance reserves and credits claimed for research activities. The Company disagrees with the RAR and has requested a review by the administrative appeals division of the IRS. Although the ultimate resolution is not known at this time, management believes that the Company has adequate reserves based on its assessment of the Company’s tax position.
     On May 18, 2006, Texas enacted legislation changing its tax system essentially replacing the existing franchise tax with a broad, new tax based on taxable margin. The legislation included redefining the tax base, lowering the tax rate, and extending imposition of the tax to numerous types of entities that were not previously subject to the franchise tax. As a result of this legislation and in accordance with SFAS No. 109, an income tax benefit of $0.1 million was recorded for the six months ended June 30, 2006.
     In June 2006, the FASB issued FIN 48. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company will be required to adopt this interpretation in the first quarter of calendar year 2007. Management is currently evaluating the requirements of FIN 48 and has not yet determined the impact on the consolidated financial statements.
Loss from Discontinued Operations
     In the first fiscal quarter of 2004, the Company’s Board of Directors approved a turnaround plan designed to improve the performance of its Service Experts business segment. The plan realigned Service Experts’ dealer service centers to focus on service and replacement opportunities in the residential and light commercial markets. As of December 31, 2004, the Company had divested 48 centers that no longer matched the realigned business model.

     Under Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the operating results of the 48 centers no longer a part of the Service Experts business segment for all periods presented are reported as Discontinued Operations in LII’s Consolidated Statements of Operations. The following table details the Company’s pre-tax loss from discontinued operations for the six months ended June 30, 2006 and 2005, as well as the cumulative pre-tax loss incurred through June 30, 2006 (in millions):

			Cumulative
			Incurred
	Six Months Ended	Six Months Ended	through
	June 30, 2006	June 30, 2005	June 30, 2006
Goodwill impairment	$—	$—	$14.8
Impairment of property, plant and equipment	—	—	3.1
Operating loss	—	—	14.9
Other divestiture costs	—	1.8	8.1

Subtotal	—	1.8	40.9
Loss on disposal of centers	—	0.1	15.0

Total loss from discontinued operations	$—	$1.9	$55.9

     Any future additional expenses related to these discontinued operations are not expected to be material. The income tax benefit on discontinued operations was $0.6 million for the six months ended June 30, 2005. Through December 31, 2005, proceeds from the sale of these centers totaled $25.8 million and no proceeds have been received in 2006.
Liquidity and Capital Resources
     LII’s working capital and capital expenditure requirements are generally met through internally generated funds, bank lines of credit and a revolving period asset securitization arrangement. Working capital requirements are more extensive in the first and second quarters due to the seasonal nature of the Company’s business cycle.
     During the first six months of 2006, cash used in operating activities was $36.5 million compared to $66.0 million provided by operating activities in the same period in 2005. The primary reason for the significant decrease in cash provided by operations is a larger increase in inventory levels for the first six months of 2006 compared to the same period in 2005. The higher inventory levels are attributable to (i) an increase in finished goods to manage through the Allied Air Enterprises Consolidation Project, (ii) higher value of 13 SEER units and (iii) higher commodities prices impacting raw materials inventory. In addition, the year-over-year comparison of cash flow from operations was impacted by higher net income for the first six months of 2006 compared to the same period in 2005, and a larger decline in accrued expenses. The decrease in accrued expenses is primarily related to the payment of bonuses during the first three months of 2006 which had been earned and accrued as of December 31, 2005.
     Capital expenditures of $31.4 million and $27.5 million in the first six months of 2006 and 2005, respectively, were primarily for production equipment in the North American residential and refrigeration products manufacturing plants and IT spending.
     Net cash used in financing activities was $43.5 million during the first six months of 2006 compared to $44.9 million in the same period in 2005. The Company paid a total of $23.5 million in dividends on its common stock during the first six months of 2006, compared to $18.5 million in the same period in 2005. Net (repayments) borrowings of long-term debt, short-term borrowings and revolving long-term borrowings totaled approximately $15.5 million of net borrowings during the first six months of 2006, compared to $34.6 million of net repayments during the same period in 2005. During the first six months of 2006, the Company used approximately $58.3 million to repurchase approximately 1,691,000 shares of its common stock under its authorized stock repurchase program and approximately 190,000 shares of its common stock to satisfy tax withholding obligations in connection with the exercise of stock appreciation rights and the payout of shares of LII common stock pursuant to vested performance share awards.
     As of June 30, 2006, the Company had bank lines of credit aggregating $429.5 million, of which $17.1 million was borrowed and outstanding and $95.2 million was committed to standby letters of credit. Of the remaining $317.2 million, the entire amount was available for future borrowings after consideration of covenant limitations as of June 30, 2006. Included in the lines of credit are several regional facilities and a multi-currency revolving credit facility governed by agreements between the Company and a syndicate of banks. The revolving credit facility, which matures in July 2010, has a borrowing capacity of $400 million. The facility contains certain financial covenants and bears interest at a rate equal to, at the Company’s option either, (a) the greater of the bank’s prime rate or the federal funds rate plus 0.5%, or (b) the London Interbank Offered Rate plus a margin equal to 0.475% to

1.20%, depending upon the ratio of total funded debt-to-adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”), as defined in the facility. The Company pays a facility fee, depending upon the ratio of total funded debt to Adjusted EBITDA, equal to 0.15% to 0.30% of the capacity. The facility includes restrictive covenants that limit the Company’s ability to incur additional indebtedness, encumber its assets, sell its assets and make certain payments, including amounts for share repurchases and dividends. The credit facility is secured by the stock of the Company’s major subsidiaries. The facility requires that LII annually and quarterly deliver financial statements, as well as compliance certificates, to the banks within specified time periods.
     As of June 30, 2006 and December 31, 2005, the Company had outstanding promissory notes totaling approximately $118.3 million. The promissory notes mature at various dates through 2010 and have interest rates ranging from 6.73% to 8.00%.
     LII’s revolving credit facility and promissory notes contain certain covenant restrictions. As of June 30, 2006, LII was in compliance with all covenant requirements.
     LII believes that cash flow from operations, as well as available borrowings under its revolving credit facility, will be sufficient to fund its operations for the foreseeable future. LII periodically reviews its capital structure, including its primary bank facility to ensure that adequate liquidity exists.
     The Company has included in cash and cash equivalents in the accompanying unaudited Consolidated Balance Sheet as of June 30, 2006, $30.9 million of restricted cash primarily related to routine lockbox collections and letters of credit issued with respect to the operations of its captive insurance subsidiary, which expire on December 30, 2006.
Off-Balance Sheet Arrangements
     In addition to the revolving and term loans described above, LII utilizes the following financing arrangements in the course of funding its operations:
•	Trade accounts receivable are sold on a non-recourse basis to third parties. The sales are reported as a reduction of the asset “Accounts and Notes Receivable, Net” in the Consolidated Balance Sheets. As of June 30, 2006 and December 31, 2005, respectively, LII had not sold any of such accounts receivable. The receivables are sold at a discount from face value and the discount that is incurred is included in “Selling, General and Administrative Expense” in the Consolidated Statements of Operations. The Company has no significant concentrations of credit risk among its diversified customer base.

•	LII also leases real estate and machinery and equipment pursuant to leases that, in accordance with Generally Accepted Accounting Principles (“GAAP”), are not capitalized on the balance sheet, including high-turnover equipment such as autos and service vehicles and short-lived equipment such as personal computers. These operating leases generated rent expense of approximately $27.2 million and $26.5 million during the first six months of 2006 and 2005, respectively.
Contractual Obligations
     There have been no material changes to the Company’s contractual obligations outside the ordinary course of business since December 31, 2005 except as follows:
•	As previously described, on June 22, 2006, the Company entered into the Lake Park Lease pursuant to which the Company is leasing certain property located in Richardson, Texas for a term of seven years. The leased property consists of an office building of approximately 192,000 square feet, which includes the Company’s corporate headquarters, and land and related improvements.

•	Effective June 22, 2006, the Company terminated previous lease agreements with One Lake Park covering space in the leased property described above.
     For additional information, See Note 16 — Commitments and Guarantees in the Notes to Consolidated Financial Statements.

     There is not a material difference in annual lease payments; however, as the Lake Park Lease has a seven-year term and the previous lease agreements had 19 years remaining at the time of termination, the impact on the Company’s long-term payment obligations as of December 31, 2005 as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 was as follows (in millions):

	Payments Due by Period
			2-3
	Total	1 Year or Less	Years	4-5 Years	After 5 Years
			Increase (Decrease)
Operating Leases	$(35.6)	$0.6	$(0.7)	$(0.1)	$(35.4)
Recent Accounting Pronouncements
     In June 2006, the FASB issued FIN 48, which is effective for fiscal years beginning after December 15, 2006. The Company will be required to adopt this interpretation in the first quarter of calendar year 2007. Management is currently evaluating the requirements of FIN 48 and has not yet determined the impact on the Company’s consolidated financial statements.
     In July 2006, the FASB affirmed its previous decision to make the recognition provisions of its proposed standard, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)”, effective for public companies for fiscal years ending after December 15, 2006. The FASB is expected to issue its final standard on or before September 29, 2006. The Company will be required to adopt the recognition provisions of the standard as of December 31, 2006. Management is currently evaluating the requirements of the standard and has not yet determined the impact on the Company’s consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     LII’s results of operations can be affected by changes in exchange rates. Net sales and expenses in currencies other than the United States dollar are translated into United States dollars for financial reporting purposes based on the average exchange rate for the period. Net sales from outside the United States represented 20.8% and 22.8% of total net sales for the six months ended June 30, 2006 and 2005, respectively. Historically, foreign currency transaction gains (losses) have not had a material effect on LII’s overall operations. The impact of a 10% change in exchange rates on income from operations is estimated to be approximately $4.6 million on an annual basis.
     The Company’s results of operations can be affected by changes in interest rates due to variable rates of interest on the revolving credit facilities. A 10% change in interest rates would not be material to the Company’s results of operations.
     The Company enters into commodity futures contracts to stabilize prices to be paid for raw materials and parts containing high copper and aluminum content. These contracts are for quantities equal to, or less than, quantities expected to be consumed in future production. As of June 30, 2006, the Company had metal futures contracts maturing at various dates through December 2007 with a fair value as an asset of $39.0 million. The impact of a 10% change in commodity prices on the Company’s results from operations is estimated to be approximately $38.8 million on an annual basis, absent any other contravening actions.
Item 4. Controls and Procedures.
Disclosure Controls and Procedures
     The Company carried out an evaluation, under the supervision and with the participation of the Company’s current management, including its Chief Executive Officer and Chief Financial Officer (the Company’s principal executive officer and principal financial officer, respectively) of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2006 in alerting them in a timely manner to material information required to be disclosed by the Company in the reports filed or submitted by the Company under the Securities Exchange Act of 1934.
Changes in Internal Control Over Financial Reporting
     During the quarter ended June 30, 2006, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. However, the Company is in the process of redesigning its policies, procedures, and controls with respect to its commodity hedging activities. The Company is currently evaluating various alternatives to mitigate higher raw material costs including economic hedges, fixed forward contracts and cash flow hedges. In the current commodities market environment, the Company made the decision not to initiate any additional hedging contracts during the second quarter of 2006.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     There have been no significant changes concerning the Company’s legal proceedings since December 31, 2005, except as follows:
     As previously reported, in January 2003, the Company and its subsidiary Heatcraft Inc. were named in four lawsuits in connection with its former heat transfer operations (the “Heatcraft Matter”), two of which were ordered severed and transferred to Grenada County by the Mississippi Supreme Court, requiring plaintiffs’ counsel to maintain a separate lawsuit for each of the individual plaintiffs named in these suits. To the Company’s knowledge, as of August 1, 2006, plaintiffs’ counsel has requested the transfer of files regarding an aggregate of 10 individual plaintiffs from the transferred cases. While at this time, only two of the original four cases have been ordered severed and transferred by the Mississippi Supreme Court, the Company expects the two remaining cases to be transferred, as well, in the near future.
     See Note 16 – Contingencies in the Notes to the Consolidated Financial Statements set forth in Part I, Item 1, of this Form 10-Q for additional discussion regarding the Heatcraft Matter and the Company’s legal proceedings in general.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES (1)

			Total Number of	Maximum Number
			Shares Purchased	of Shares that may
	Total Number	Average Price Paid	as Part of Publicly	yet be Purchased
	of Shares	per Share	Announced Plans	Under the Plans or
Period	Purchased (2)	(including fees) (2)	or Programs (1)	Programs (1)
April 1 through April 30	1,223	$33.58	—	9,339,100

May 1 through May 31	935,705	$32.11	934,300	8,404,800

June 1 through June 30 (3)	543,400	$29.57	543,400	7,861,400

Total	1,480,328	$31.18	1,477,700	7,861,400

(1)	On September 19, 2005, the Company announced that the Board of Directors authorized a stock repurchase program, pursuant to which the Company may repurchase up to 10,000,000 shares of the Company’s common stock, from time to time, through open market-purchases (the “2005 Stock Repurchase Program”).

(2)	In addition to purchases under the 2005 Stock Repurchase Program, this column reflects the surrender to LII of an aggregate of 2,628 shares of common stock to satisfy tax withholding obligations in connection with the exercise of stock appreciation rights.

(3)	All purchases made by the Company under the 2005 Stock Repurchase Program during the month of June were settled in June 2006 but traded in May 2006.

Item 4. Submission of Matters to a Vote of Security Holders.
     The Company’s 2006 Annual Meeting of Stockholders (“Annual Meeting”) was held on April 20, 2006. At the Annual Meeting, the Company’s stockholders elected four directors with terms expiring at the Company’s 2009 Annual Meeting of Stockholders.
     The voting results at the Annual Meeting for the election of directors were as follows:

Directors	For	Withheld
Linda G. Alvarado	59,677,503	1,960,201

Steven R. Booth	58,492,010	3,145,694

John E. Major	57,581,521	4,056,183

Jeffrey D. Storey, M.D.	58,480,579	3,157,125
     Following the Annual Meeting, Janet K. Cooper, C.L. (Jerry) Henry, Robert E. Schjerven, Terry D. Stinson and Richard L. Thompson, having terms expiring in 2007, and Thomas W. Booth, James J. Byrne, John W. (Bo) Norris, III, John W. Norris, Jr. and Paul W. Schmidt, having terms expiring in 2008, continued in office. As previously disclosed, Mr. Norris, Jr., retired from the Board effective July 21, 2006.
Item 6. Exhibits.

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

10.1	—	Lease Agreement, dated as of June 22, 2006, by and between BTMU Capital Corporation, as lessor, and Lennox Procurement Company Inc., as lessee (filed as Exhibit 10.1 to LII’s Current Report on Form 8-K filed on June 28, 2006 and incorporated herein by reference).

10.2	—	Participation Agreement, dated as of June 22, 2006, by and among Lennox Procurement Company Inc., as lessee, Lennox International Inc., as guarantor, BTMU Capital Corporation, as lessor, and MHCB (USA) Leasing and Finance Corporation, as initial holder of all of the notes and administrative agent (filed as Exhibit 10.2 to LII’s Current Report on Form 8-K filed on June 28, 2006 and incorporated herein by reference).

10.3	—	Memorandum of Lease, Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of June 22, 2006, by and among Lennox Procurement Company Inc., BTMU Capital Corporation and Jeffrey L. Bell, as Deed of Trust Trustee, for the benefit of BTMU Capital Corporation (filed as Exhibit 10.3 to LII’s Current Report on Form 8-K filed on June 28, 2006 and incorporated herein by reference).

10.4	—	Guaranty, dated as of June 22, 2006, from Lennox International Inc., as guarantor, to BTMU Capital Corporation, as lessor, and the other parties specified therein (filed as Exhibit 10.4 to LII’s Current Report on Form 8-K filed on June 28, 2006 and incorporated herein by reference).

31.1	—	Certification of the principal executive officer (filed herewith).

31.2	—	Certification of the principal financial officer (filed herewith).

32.1	—	Certification of the principal executive officer and the principal financial officer of the Company pursuant to 18 U.S.C. Section 1350 (filed herewith).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LENNOX INTERNATIONAL INC.

Date: August 8, 2006	/s/	Susan K. Carter

Susan K. Carter
Chief Financial Officer