Form 10-Q
period 2006-09-30
LENNOX INTERNATIONAL INC
filed 2006-11-07
CIK 1069202

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☑
     As of October 31, 2006 the number of shares outstanding of the registrant’s common stock, par value $.01 per share, was 67,894,818.

LENNOX INTERNATIONAL INC.
FORM 10-Q
For the Three Months and Nine Months Ended September 30, 2006

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of September 30, 2006 and December 31, 2005
(In millions, except share data)

	September 30,	December 31,
	2006	2005
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$109.4	$213.5
Accounts and notes receivable, net	602.7	508.4
Inventories	348.1	242.4
Deferred income taxes	25.9	20.3
Other assets	53.2	62.6

Total current assets	1,139.3	1,047.2
PROPERTY, PLANT AND EQUIPMENT, net	273.1	255.7
GOODWILL	232.4	223.9
DEFERRED INCOME TAXES	88.5	71.9
OTHER ASSETS	150.6	138.9

TOTAL ASSETS	$1,883.9	$1,737.6

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Short-term debt	$0.6	$1.2
Current maturities of long-term debt	11.2	11.3
Accounts payable	362.2	296.8
Accrued expenses	329.2	321.7
Income taxes payable	61.1	24.8
Liabilities held for sale	—	0.7

Total current liabilities	764.3	656.5
LONG-TERM DEBT	108.1	108.0
POSTRETIREMENT BENEFITS, OTHER THAN PENSIONS	16.6	15.1
PENSIONS	83.1	80.8
OTHER LIABILITIES	90.2	82.8

Total liabilities	1,062.3	943.2

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 200,000,000 shares authorized, 76,400,879 shares and 74,671,494 shares issued for 2006 and 2005, respectively	0.8	0.7
Additional paid-in capital	692.2	649.3
Retained earnings	288.3	191.0
Accumulated other comprehensive income	16.2	0.4
Treasury stock, at cost, 8,578,291 shares and 3,635,947 for 2006 and 2005, respectively	(175.9)	(47.0)

Total stockholders’ equity	821.6	794.4

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,883.9	$1,737.6

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended September 30, 2006 and 2005
(Unaudited, in millions, except per share data)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
NET SALES	$1,007.2	$927.5	$2,808.7	$2,495.6
COST OF GOODS SOLD	696.2	616.1	1,928.5	1,673.2

Gross Profit	311.0	311.4	880.2	822.4
OPERATING EXPENSES:
Selling, general and administrative expenses	252.5	230.2	733.2	659.4
(Gains), losses and other expenses, net	(2.0)	(13.9)	(47.3)	(31.4)
Restructuring charge	4.5	0.2	13.1	2.4

Operational income from continuing operations	56.0	94.9	181.2	192.0
INTEREST EXPENSE, net	1.2	4.3	3.6	14.4
OTHER (INCOME) EXPENSE, net	(0.9)	3.5	0.1	3.0

Income from continuing operations before income taxes and cumulative effect of accounting change	55.7	87.1	177.5	174.6
PROVISION FOR INCOME TAXES	20.1	32.2	56.9	64.6

Income from continuing operations before cumulative effect of accounting change	35.6	54.9	120.6	110.0

CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET	—	(0.2)	—	(0.2)

Income from continuing operations	35.6	55.1	120.6	110.2
DISCONTINUED OPERATIONS:
Loss from operations of discontinued operations	—	0.1	—	1.9
Income tax benefit	—	(0.1)	—	(0.5)
Loss on disposal of discontinued operations	—	—	—	0.1
Income tax benefit	—	—	—	(0.2)

Loss from discontinued operations	—	—	—	1.3

Net income	$35.6	$55.1	$120.6	$108.9

INCOME PER SHARE FROM CONTINUING OPERATIONS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE:
Basic	$0.51	$0.87	$1.71	$1.77
Diluted	$0.49	$0.76	$1.62	$1.57

CUMULATIVE EFFECT OF ACCOUNTING CHANGE PER SHARE:
Basic	$—	$0.01	$—	$—
Diluted	$—	$—	$—	$—

INCOME PER SHARE FROM CONTINUING OPERATIONS:
Basic	$0.51	$0.88	$1.71	$1.77
Diluted	$0.49	$0.76	$1.62	$1.57

LOSS PER SHARE FROM DISCONTINUED OPERATIONS:
Basic	$—	$—	$—	$(0.02)
Diluted	$—	$—	$—	$(0.02)

NET INCOME PER SHARE:
Basic	$0.51	$0.88	$1.71	$1.75
Diluted	$0.49	$0.76	$1.62	$1.55

AVERAGE SHARES OUTSTANDING:
Basic	69.5	62.9	70.7	62.1
Diluted	72.9	74.2	74.6	73.1

CASH DIVIDENDS DECLARED PER SHARE	$0.11	$0.10	$0.33	$0.30
The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2006 and 2005
(Unaudited, in millions)

	For the
	Nine Months Ended
	September 30,
	2006	2005
		Revised
		(See Note 1)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$120.6	$108.9
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest and equity in earnings of unconsolidated affiliates	(7.2)	(11.7)
Non-cash restructuring expenses	9.8	1.1
Unrealized loss (gain) on futures contracts	5.3	(14.0)
Stock-based compensation expense	17.6	17.1
Depreciation and amortization	32.8	28.4
Capitalized interest	(0.6)	—
Deferred income taxes	(21.6)	(8.8)
Other losses and expenses	1.2	(2.7)
Changes in assets and liabilities, net of effects of divestitures:
Accounts and notes receivable	(93.3)	(109.5)
Inventories	(96.9)	(10.1)
Other current assets	5.1	(4.8)
Accounts payable	69.3	86.8
Accrued expenses	(2.6)	27.4
Income taxes payable and receivable	38.2	37.2
Long-term warranty, deferred income and other liabilities	5.8	11.0
Net cash used in operating activities from discontinued operations	—	(1.8)

Net cash provided by operating activities	83.5	154.5

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the disposal of property, plant and equipment	0.8	1.1
Purchases of property, plant and equipment	(49.8)	(42.0)
Dividends from affiliates	1.3	—
Acquisitions and investments in affiliates	(5.4)	—
Net cash provided by investing activities from discontinued operations	—	2.5
Proceeds from disposal of investments (continuing operations)	—	39.3

Net cash (used in) provided by investing activities	(53.1)	0.9

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term borrowings (repayments), net	(0.6)	(3.1)
Repayments of long-term debt	(0.1)	(25.1)
Revolving long-term borrowings (repayments), net	—	(5.0)
Sales of common stock	15.1	17.4
Payments of deferred financing costs	(0.3)	(1.7)
Repurchases of common stock	(128.8)	(2.9)
Excess tax benefits related to share-based payments	8.8	3.1
Cash dividends paid	(31.2)	(24.8)

Net cash used in financing activities	(137.1)	(42.1)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(106.7)	113.3
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	2.6	2.0

CASH AND CASH EQUIVALENTS, beginning of period	213.5	60.9

CASH AND CASH EQUIVALENTS, end of period	$109.4	$176.2

Supplementary disclosures of cash flow information Cash paid during the period for:
Interest	$5.4	$11.2

Income taxes (net of refunds)	$33.0	$38.0

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Basis of Presentation and Other Accounting Information:
     The accompanying unaudited Consolidated Balance Sheet as of September 30, 2006, the accompanying unaudited Consolidated Statements of Operations for the three months and nine months ended September 30, 2006 and 2005 and the accompanying unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2006 and 2005 should be read in conjunction with Lennox International Inc.’s (the “Company” or “LII”) audited consolidated financial statements and footnotes as of December 31, 2005 and 2004 and for each of the three years in the period ended December 31, 2005. The accompanying unaudited consolidated financial statements of LII have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the accompanying consolidated financial statements contain all material adjustments, consisting principally of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to applicable rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. The operating results for the interim periods are not necessarily indicative of the results that may be expected for a full year.
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”), which was effective for the Company as of January 1, 2006. This standard clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted material should be expensed as incurred and not included in inventory. In addition, this standard requires that the allocation of fixed production overhead costs to inventory be based on the normal capacity of the production facilities. The effect of the Company’s adoption of SFAS No. 151 was not material for the three months or nine months ended September 30, 2006.
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
Revisions to Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2005
     For the nine months ended September 30, 2005, the Company has separately disclosed the investing portions of the cash flows attributable to the Company’s discontinued operations which had previously been reported on a combined basis.
2. Stock-Based Compensation:
     Effective July 1, 2005, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R “Share-Based Payment” (“SFAS No. 123R”) using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the second half of 2005 included: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of FASB Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and (b) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Prior to July 1, 2005, the Company accounted for stock-based awards under the intrinsic value method, which follows the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees and Related Interpretations” (“APB No. 25”), as permitted by SFAS No. 123. In accordance with SFAS No. 123R, results for prior periods have not been restated. Compensation expense of $4.8 million and $7.2 million was recognized for the three months ended September 30, 2006 and 2005, respectively. Compensation expense of $17.6 million and $17.1 million was recognized for the nine months ended September 30, 2006 and 2005, respectively. The compensation expense is included in Selling, General and Administrative Expenses in the accompanying Consolidated Statements of Operations.

     Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS No. 123R requires the cash flows from the tax benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. If the Company had not adopted SFAS No. 123R, the excess tax benefits of $8.8 million and $3.1 million classified as a financing cash inflow in the accompanying Consolidated Statements of Cash Flows for the nine months ended September 30, 2006 and 2005, respectively, would have been classified as an operating cash inflow.
     Had the Company used the fair value based accounting method for stock-based compensation expense described by SFAS No. 123 for the fiscal 2005 period prior to July 1, 2005, the Company’s diluted net income per common and equivalent share for the three months and nine months ended September 30, 2005 would have been as set forth in the table below (in millions, except per share data). As of July 1, 2005, the Company adopted SFAS No. 123R thereby eliminating pro forma disclosure for periods following such adoption. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes-Merton option valuation model and amortized to expense over the options’ vesting periods.

For the
Nine Months Ended
September 30,
2005
Net income, as reported	$108.9

Add: Reported stock-based compensation expense, net of taxes	13.3

Deduct: Fair value based compensation expense, net of taxes	(14.3)

Net income, pro forma	$107.9

Earnings per share:
Basic, as reported	$1.75
Basic, pro forma	$1.74

Diluted, as reported	$1.55
Diluted, pro forma	$1.54
Incentive Plan
     Under the Company’s Amended and Restated 1998 Incentive Plan (the “1998 Incentive Plan”), the Company is authorized to issue awards for 24,254,706 shares of common stock. As of September 30, 2006, awards for 20,587,844 shares of common stock had been granted and 3,937,777 shares had been cancelled or repurchased under the 1998 Incentive Plan. Consequently, as of September 30, 2006, there were 7,604,639 shares available for future issuance.
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
     In addition to the options discussed above, there were 112,279 stock options outstanding as of September 30, 2006 that were issued in connection with LII’s acquisition of Service Experts Inc. All such options are fully vested.
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
     No stock options were granted during the nine months ended September 30, 2006. During the nine months ended September 30, 2005, the Company granted stock options to purchase 2,964 shares of common stock. The stock options to purchase 2,964 shares of common stock were granted prior to June 30, 2005 and were accounted for in accordance with APB No. 25. Therefore, no stock-based compensation expense was reflected in net income for the granting of these stock options at the time of grant, as the stock options were granted to employees and the exercise price for such options was equal to the fair market value of the stock on the date of grant. For future stock option grants, the fair value of each stock option award will be estimated using the Black-Scholes-Merton valuation model and will follow the provisions of SFAS No. 123R and SAB No. 107. The Company will use historical data and other pertinent information to estimate the expected volatility for the term of new options and the outstanding period of the option for separate groups of employees that had similar historical exercise behavior. The risk free interest rate will be based on the U.S. Treasury yield curve in effect at the time of grant.
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
     A summary of stock option activity for the nine months ended September 30, 2006 follows (in millions, except per share data):

		Weighted-
		Average
		Exercise Price
	Shares	per Share
Outstanding at beginning of period	5.4	$14.81
Granted	—	$—
Exercised	(1.1)	$14.06
Forfeited	—	$18.15

Outstanding at end of period	4.3	$14.58

Exercisable at end of period	4.0	$14.30

     The following table summarizes information about stock options outstanding as of September 30, 2006 (in millions, except per share data and years):

	Options Outstanding				Options Exercisable
		Weighted-				Weighted-
		Average	Weighted-			Average	Weighted-
		Remaining	Average			Remaining	Average
Range of		Contractual	Exercise	Aggregate		Contractual	Exercise	Aggregate
Exercise	Number	Term	Price Per	Intrinsic	Number	Life	Price Per	Intrinsic
Prices Per Share	Outstanding	(in years)	Share	Value	Exercisable	(in years)	Share	Value
$7.875 — $49.63	4.3	2.6	$14.58	$58.7	4.0	2.4	$14.30	$56.0
     As of September 30, 2006, the Company had approximately $0.5 million of unrecognized compensation cost related to nonvested options. Such cost is expected to be recognized over a weighted-average period of 1.2 years. The Company’s estimated forfeiture rate for stock options was 8% as of September 30, 2006. Total compensation expense for stock options was $0.2 million and $0.7 million for the three months ended September 30, 2006 and 2005, respectively. Total compensation expense for stock options was $0.9 million and $0.7 million for the nine months ended September 30, 2006 and 2005, respectively.

     The total intrinsic value of options exercised and the resulting tax deductions to realize tax benefits were as follows (in millions):

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Intrinsic Value of Options Exercised	$0.7	$7.0	$18.2	$14.1
Realized Tax Benefits from Tax Deductions	$0.3	$2.6	$6.8	$5.2
     The Company’s practice is to issue new shares of common stock to satisfy stock option exercises. Excess tax benefits disclosed in the accompanying Consolidated Statements of Cash Flows have been reduced by $1.6 million and $0.8 million for the nine months ended September 30, 2006 and 2005, respectively, for the hypothetical deferred tax asset that would have existed under SFAS No. 123 for these awards.
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
     No performance shares were granted during the nine months ended September 30, 2006 or 2005.
     A summary of the status of the Company’s nonvested performance share awards as of September 30, 2006 and changes during the nine months ended September 30, 2006 is presented below (in millions, except per share data):

		Weighted-
		Average
		Grant Date
		Fair Value
	Shares	per Share
Nonvested performance share awards:
Nonvested at December 31, 2005	1.8	$16.80
Granted	—	$—
Additional shares earned	0.3	$13.38
Vested	(0.6)	$13.38
Forfeited	—	$—

Nonvested at September 30, 2006	1.5	$17.48

     As of September 30, 2006, the Company had approximately $17.7 million of total unrecognized compensation cost related to nonvested performance share awards. Such cost is expected to be recognized over a weighted-average period of 2.0 years. The Company’s estimated forfeiture rate for performance shares was 15% as of September 30, 2006. Total compensation expense for performance share awards was $2.8 million and $5.1 million for the three months ended September 30, 2006 and 2005, respectively. Total compensation expense for performance share awards was $10.6 million and $12.4 million for the nine months ended September 30, 2006 and 2005, respectively. The Company’s practice is to issue new shares of common stock to satisfy performance share award vestings. Excess tax benefits disclosed in the accompanying Consolidated Statements of Cash Flows have been eliminated by the hypothetical deferred tax asset that would have existed under SFAS No. 123 for share based awards.
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
     The weighted-average fair value of restricted stock awards for 2,414 shares granted during the nine months ended September 30, 2006 was $31.95 per share. The weighted-average fair value of restricted stock awards for 46,994 shares granted during the nine months ended September 30, 2005 was $24.68 per share.
     A summary of the status of the Company’s nonvested restricted stock awards as of September 30, 2006 and changes during the nine months ended September 30, 2006 is presented below (in millions, except per share data):

		Weighted-
		Average
		Grant Date
		Fair Value
	Shares	per Share
Nonvested restricted stock awards:
Nonvested at December 31, 2005	1.0	$21.25
Granted	—	$31.95
Vested	—	$16.86
Forfeited	—	$22.02

Nonvested at September 30, 2006	1.0	$21.34

     As of September 30, 2006, the Company had approximately $8.2 million of total unrecognized compensation cost related to nonvested restricted stock awards. Such cost is expected to be recognized over a weighted-average period of 1.5 years. The Company’s estimated forfeiture rate for restricted stock awards was 12% as of September 30, 2006. Total compensation expense for restricted stock awards was $1.3 million and $1.0 million for the three months ended

September 30, 2006 and 2005, respectively. Total compensation expense for restricted stock awards was $4.4 million and $2.8 million for the nine months ended September 30, 2006 and 2005, respectively.
     The total intrinsic value of restricted stock awards and the resulting tax deductions to realize tax benefits were as follows (in millions):

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Fair Value of Restricted Stock Awards Vested	$0.3	$5.3	$0.4	$5.3
Realized Tax Benefits from Tax Deductions	$0.1	$2.0	$0.2	$2.0
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
     Upon the adoption of SFAS No. 123R, compensation expense for stock appreciation rights granted prior to the adoption of SFAS No. 123R was based on the fair value on the date of grant, recognized over the vesting period. The fair value for these awards was estimated using the Black-Scholes-Merton valuation model and follows the provisions of SFAS No. 123R and SAB No. 107. The Company used historical data and other pertinent information to estimate the expected volatility for the term of the award and the outstanding period of the award for separate groups of employees that had similar historical exercise behavior. The risk free interest rate was based on zero-coupon U.S. Treasury instruments with remaining term equal to the expected life of the stock appreciation rights at the time of grant.
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
     The weighted-average fair value of 7,932 stock appreciation rights granted during the nine months ended September 30, 2006 was $8.43 per share. No stock appreciation rights were granted during the nine months ended September 30, 2005.
     The fair value of each stock appreciation right granted from January 1, 2006 through September 30, 2006 is estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions:

Expected dividend yield	1.50%
Risk-free interest rate	4.39%
Expected volatility	31.90%
Expected life (in years)	4.53
     A summary of stock appreciation rights activity for the nine months ended September 30, 2006 follows (in millions, except per share data):

		Weighted-
		Average
		Exercise Price
	Shares	per Share
Outstanding at beginning of period	1.5	$22.22
Granted	—	$31.95
Exercised	(0.1)	$16.76
Forfeited	—	$23.25

Outstanding at end of period	1.4	$22.52

Exercisable at end of period	0.5	$16.85

     The following table summarizes information about stock appreciation rights outstanding as of September 30, 2006 (in millions, except per share data and years):

	Stock Appreciation Rights Outstanding				Stock Appreciation Rights Exercisable
		Weighted-				Weighted-
		Average	Weighted-			Average	Weighted-
		Remaining	Average			Remaining	Average
Range of		Contractual	Exercise	Aggregate		Contractual	Exercise	Aggregate
Exercise Prices	Number	Term	Price Per	Intrinsic	Number	Life	Price Per	Intrinsic
Per Share	Outstanding	(in years)	Share	Value	Exercisable	(in years)	Share	Value
$16.43 - $31.945	1.4	5.1	$22.52	$7.9	0.5	4.2	$16.85	$5.3
     As of September 30, 2006, the Company had approximately $3.1 million of unrecognized compensation cost related to nonvested stock appreciation rights. Such cost is expected to be recognized over a weighted-average period of 1.4 years. The Company’s estimated forfeiture rate for stock appreciation rights was 9% as of September 30, 2006. Total compensation expense for stock appreciation rights was $0.5 million and $0.4 million for the three months ended September 30, 2006 and 2005, respectively. Total compensation expense for stock appreciation rights was $1.7 million and $1.2 million for the nine months ended September 30, 2006 and 2005, respectively.
     The total intrinsic value of stock appreciation rights exercised and the resulting tax deductions to realize tax benefits were as follows (in millions):

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Intrinsic Value of Stock Appreciation Rights Exercised	$—	$0.2	$1.0	$0.3
Realized Tax Benefits from Tax Deductions	$—	$0.1	$0.4	$0.1
     The Company’s practice is to issue new shares of common stock to satisfy the exercise of stock appreciation rights. Excess tax benefits disclosed in the accompanying Consolidated Statements of Cash Flows have been reduced by $0.1 million for the nine months ended September 30, 2006 for the hypothetical deferred tax asset that would have existed under SFAS No. 123 for these awards. Excess tax benefits disclosed in the accompanying Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 have been eliminated by the hypothetical deferred tax asset that would have existed under SFAS No. 123 for stock appreciation rights.
3. Reportable Business Segments:
     The Company operates in four reportable business segments of the heating, ventilation, air conditioning and refrigeration (“HVACR”) markets: Residential Heating & Cooling, Commercial Heating & Cooling, Service Experts and Refrigeration. The Company’s management uses segment profit (loss) as the primary measure of profitability to evaluate operating performance and to allocate capital resources. In the third quarter of 2006, the Company changed its definition of segment profit (loss) to include realized gains (losses) on settled futures contracts. Realized gains (losses) on settled futures contracts are a component of (gains), losses and other expenses, net in the accompanying Consolidated Statements of Operations. As a result of this change, the Company now defines segment profit (loss) as a segment’s income (loss) from continuing operations before income taxes included in the accompanying Consolidated Statements of Operations, excluding (gains), losses and other expenses, net, restructuring charge, interest expense, net and other (income) expense, net less (plus) realized gains (losses) on settled futures contracts.

     Net sales and segment profit (loss) by business segment, along with a reconciliation of segment profit (loss) to net earnings (loss) for the three months and nine months ended September 30, 2006 and 2005 are shown below (in millions):

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net Sales
Residential	$498.9	$464.9	$1,454.5	$1,242.3
Commercial	219.4	191.9	533.4	489.3

Heating and Cooling	718.3	656.8	1,987.9	1,731.6
Service Experts	174.0	171.8	492.8	475.5
Refrigeration	136.3	119.6	392.0	348.4
Eliminations	(21.4)	(20.7)	(64.0)	(59.9)

	$1,007.2	$927.5	$2,808.7	$2,495.6

Segment Profit (Loss)
Residential	$53.5	$67.0	$162.1	$153.9
Commercial	25.8	26.8	53.4	46.8

Heating and Cooling	79.3	93.8	215.5	200.7
Service Experts	7.7	7.9	11.0	10.8
Refrigeration	14.0	12.0	40.4	31.0
Corporate and other	(22.8)	(28.5)	(67.9)	(70.7)
Eliminations	0.5	—	0.3	—

	$78.7	$85.2	$199.3	$171.8

Reconciliation to income from continuing operations before income taxes:
(Gains), losses and other expenses, net	$(2.0)	$(13.9)	$(47.3)	$(31.4)
Restructuring charge	4.5	0.2	13.1	2.4
Interest expense, net	1.2	4.3	3.6	14.4
Other (income) expense, net	(0.9)	3.5	0.1	3.0

	75.9	91.1	229.8	183.4
Less: Realized gains on settled futures contracts	20.2	4.0	52.3	8.8

	$55.7	$87.1	$177.5	$174.6

     Total assets by business segment as of September 30, 2006 and December 31, 2005 are shown below (in millions):

	As of	As of
	September 30,	December 31,
	2006	2005
Total Assets
Residential	$686.3	$589.1
Commercial	332.6	234.3

Heating & Cooling	1,018.9	823.4
Service Experts	191.7	185.3
Refrigeration	338.9	308.9
Corporate and other	346.5	432.1
Eliminations	(12.1)	(12.1)

Segment Assets	1,883.9	$1,737.6

4. Inventories:
     Components of inventories are as follows (in millions):

	As of	As of
	September 30,	December 31,
	2006	2005
Finished goods	$249.1	$174.0
Repair parts	49.7	35.8
Work in process	9.4	6.8
Raw materials	99.3	80.9

	407.5	297.5
Excess of current cost over last-in, first-out cost	(59.4)	(55.1)

	$348.1	$242.4

5. Shipping and Handling:
     Shipping and handling costs related to post-production activities are included as part of Selling, General and Administrative Expense in the accompanying Consolidated Statements of Operations in the following amounts (in millions):

For the		For the
Three Months Ended		Nine Months Ended
September 30,		September 30,
2006	2005	2006	2005
$52.5	$42.6	$146.0	$115.2
6. Warranties:
     The changes in the carrying amount of the Company’s total warranty liabilities for the nine months ended September 30, 2006 are as follows (in millions):

Total warranty liability at December 31, 2005	$80.9
Payments made in 2006	(22.8)
Changes resulting from issuance of new warranties	24.1
Changes in liability for adjustments during the period	5.8

Total warranty liability at September 30, 2006	$88.0

     The change in warranty liability for adjustments during the period primarily resulted from revision of the warranty reserve calculation in June 2006 to properly reflect a 15-year warranty term on a heating product produced from 1994 to 1999. This heating product continued to be produced and sold from 2000 through 2002 with a 10-year warranty and after that time the heating product was no longer produced or sold by the Company. Due to the complexity of the calculation of warranty costs, an actuary has been hired to review the warranty accrual methodology utilized in the Company’s residential heating and cooling business. Future adjustments to the warranty accrual and to cost of goods sold may result from this actuary review.
7. Cash, Lines of Credit and Financing Arrangements:
     The Company has bank lines of credit aggregating $434.3 million, of which $0.6 million was borrowed and outstanding and $89.0 million was committed to standby letters of credit at September 30, 2006. Of the remaining $344.7 million, the entire amount was available for future borrowings after consideration of covenant limitations. Included in the lines of credit are several regional facilities and a multi-currency revolving credit facility governed by agreements between the Company and a syndicate of banks. The revolving credit facility, which matures in July 2010, has a borrowing capacity of $400 million. As of September 30, 2006 and December 31, 2005, the Company had unamortized debt issuance costs of $2.0 million and $2.5 million, respectively, which are included in Other Assets in the accompanying Consolidated Balance Sheets. The facility contains certain financial covenants and bears interest at a rate equal to, at the Company’s option, either (a) the greater of the bank’s prime rate or the federal funds rate plus 0.5%, or (b) the London Interbank Offered Rate plus a margin equal to 0.475% to 1.20%, depending upon the ratio of total funded debt-to-adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”), as defined in the facility. The Company pays a facility fee, depending upon the ratio of total funded debt to Adjusted EBITDA, equal to 0.15% to 0.30% of the capacity. The facility includes restrictive covenants that limit the Company’s ability to incur additional indebtedness, encumber its assets, sell its assets and make certain payments, including amounts for share repurchases and dividends. The credit facility and promissory notes are secured by the stock of the Company’s major subsidiaries. The facility requires that LII annually and quarterly deliver financial statements, as well as compliance certificates, to the banks within specified time periods.
     As of September 30, 2006 and December 31, 2005, the Company had outstanding promissory notes totaling approximately $118.3 million. The promissory notes mature at various dates through 2010 and have interest rates ranging from 6.73% to 8.00%.
     LII’s revolving credit facility and promissory notes contain certain financial covenant restrictions. As of September 30, 2006, LII was in compliance with all covenant requirements.
     The Company has included in cash and cash equivalents in the accompanying unaudited Consolidated Balance Sheet as of September 30, 2006, $30.6 million of restricted cash primarily related to routine lockbox collections and letters of credit issued with respect to the operations of its captive insurance subsidiary, which expire on December 30, 2006.

     LII periodically reviews its capital structure, including its primary bank facility, to ensure that it has adequate liquidity. LII believes that cash flow from operations, as well as available borrowings under its revolving credit facility and other sources of funding will be sufficient to fund its operations for the foreseeable future.
     Under a revolving period asset securitization arrangement, the Company has the ability to transfer beneficial interests in a portion of its trade accounts receivable to a third party in exchange for cash. The Company’s continued involvement in the transferred assets is limited to servicing. These transfers are accounted for as sales rather than secured borrowings. The fair value assigned to the retained and transferred interests are based primarily on the receivables’ carrying value given the short term to maturity and low credit risk. The receivables are sold at a discount from face value and the discount that is incurred is included in Selling, General and Administrative Expense in the accompanying Consolidated Statements of Operations. As of September 30, 2006 and December 31, 2005, the Company had not sold any beneficial interests in accounts receivable.
8. Accounts and Notes Receivable:
     Accounts and Notes Receivable have been reported in the accompanying Consolidated Balance Sheets, net of allowance for doubtful accounts of $19.8 million and $16.7 million as of September 30, 2006 and December 31, 2005, respectively, and net of accounts receivable sold under an ongoing asset securitization arrangement, if any. As of September 30, 2006 and December 31, 2005, no accounts receivable were sold under the Company’s ongoing asset securitization arrangement. Additionally, none of the accounts receivable, as reported in the accompanying Consolidated Balance Sheets as of September 30, 2006 or December 31, 2005, represent retained interests in securitized receivables that have restricted disposition rights per the terms of the asset securitization arrangement and would not be available to satisfy obligations to creditors. The Company has no significant concentration of credit risk within its accounts and notes receivable.
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

     A summary of net trade sales, pre-tax operating results and pre-tax loss on disposal of assets for the three months and nine months ended September 30, 2006 and 2005, and the major classes of assets and liabilities presented as held for sale at September 30, 2006 and December 31, 2005, are detailed below (in millions):

	Discontinued		Discontinued
	Operations for the		Operations for the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net trade sales	$—	$—	$—	$0.2
Pre-tax loss operating results	$—	$(0.1)	$—	$(1.9)
Pre-tax loss on disposal of centers	$—	$—	$—	$(0.1)

	September 30, 2006	December 31, 2005
Current assets	$—	$—
Non-current assets	—	—

Total assets	$—	$—

Current liabilities	$—	$0.7

     The following table details the Company’s pre-tax loss from discontinued operations for the three months and nine months ended September 30, 2006 and 2005, and the cumulative amount incurred through September 30, 2006 (in millions):

			Cumulative
	Three Months	Three Months	Incurred
	Ended	Ended	through
	September 30,	September 30,	September 30,
	2006	2005	2006
Goodwill impairment	$—	$—	$14.8
Impairment of property, plant and equipment	—	—	3.1
Operating loss	—	—	14.9
Other divestiture costs	—	0.1	8.1

Subtotal	—	0.1	40.9
Loss on disposal of centers	—	—	15.0

Total loss from discontinued operations	$—	$0.1	$55.9

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2006	2005
Goodwill impairment	$—	$—
Impairment of property, plant and equipment	—	—
Operating loss	—	—
Other divestiture costs	—	1.9

Subtotal	—	1.9
Loss on disposal of centers	—	0.1

Total loss from discontinued operations	$—	$2.0

     The income tax benefit on discontinued operations was $0.1 million and $0.7 million for the three months and nine months ended September 30, 2005, respectively. Through December 31, 2005, proceeds from the sale of these centers totaled $25.8 million and no proceeds have been received in 2006.
10. Restructuring Charges:
     In February 2006, Allied Air Enterprises, a division of the Company’s Residential Heating & Cooling business, announced that it had commenced plans to consolidate its manufacturing, distribution, research & development, and administrative operations of the Company’s two-step operations into South Carolina, and close its current operations in Bellevue, Ohio. The consolidation will be a phased process and is expected to be completed by the end of the first quarter of fiscal 2007.
     In connection with this consolidation project, the Company recorded pre-tax restructuring charges of $3.3 million for the three months ended September 30, 2006 and $12.7 million for the nine months ended September 30, 2006. The restructuring charges for the three months ended September 30, 2006 were primarily related to the costs to move equipment and accelerated depreciation related to the reduction in useful lives and disposal of certain long-lived assets. The charges for the nine months ended September 30, 2006 were primarily related to severance and benefits as well as accelerated depreciation.

     A summary of the severance and benefits and other exit costs incurred in connection with Allied Air Enterprises’ consolidation are as follows (in millions):

	For the	For the
	Three Months	Nine Months
	Ended	Ended
	September 30, 2006	September 30, 2006
Severance and benefits	$0.1	$6.9
Other exit costs	3.2	5.8

Total	$3.3	$12.7

     For the three months and nine months ended September 30, 2006, the Company recorded charges of $1.5 million and $3.7 million, respectively, of accelerated depreciation related to the reduction in useful lives and disposal of certain long-lived assets, which is included in other exit costs set forth above.
     The following table summarizes the accrued expenses related to the consolidation of the operations of Allied Air Enterprises for the nine months ended September 30, 2006 (in millions):

	Severance and
	Benefits	Other Exit Costs	Total
Balance at December 31, 2005	$—	$—	$—

Amounts charged to earnings	6.9	5.8	12.7

Cash utilization	(1.6)	(2.1)	(3.7)

Non-cash utilization primarily consisting of accelerated depreciation	—	(3.7)	(3.7)

Balance at September 30, 2006	$5.3	$—	$5.3

     In conjunction with this consolidation effort, the Company expects to incur additional pre-tax restructuring related charges of approximately $5.4 million during the fourth quarter of 2006 and the first quarter of 2007. The $5.4 million consists of approximately $0.5 million in severance and benefits and approximately $4.9 million in accelerated depreciation, relocation and other exit costs.
     Also included in restructuring expense for the nine months ended September 30, 2006 is a gain of $0.8 million related to the March 2006 sale of a parcel of land. The Company had reduced the carrying value of the land to its then net realizable value in connection with a prior restructuring initiative of its Service Experts operations in 2001.
     Due to competitive cost pressures, on April 4, 2005, Lennox Hearth Products Inc., a subsidiary of the Company, commenced plans to relocate its Whitfield pellet stove and Lennox cast iron product lines from Burlington, Washington to a third party production facility in Juarez, Mexico, discontinue its existing steel wood stove line manufactured in Burlington, and close the Burlington facility. These actions were substantially complete as of December 31, 2005. In connection with the plant closure, the Company recorded pre-tax restructuring-related charges of $0.2 million and $2.4 million for the three months and nine months ended September 30, 2005, respectively, which are included in Restructuring Charge in the accompanying Consolidated Statements of Operations. During the three months ended September 30, 2006, the Company recorded an additional pre-tax restructuring-related charge of approximately $1.2 million related to an operating lease on the idle facility in Burlington, Washington. The charge reflects the net present value of the remaining lease payments on the operating lease, net of estimated sublease income on the facility. The lease expires in June 2011.
11. Earnings per Share:
     Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net income, adjusted for the interest expense and amortization of deferred financing costs associated with the Company’s convertible notes, by the sum of the weighted average number of shares and the number of equivalent shares assumed outstanding, if dilutive, under the Company’s stock-based compensation plans and convertible notes. Emerging Issues Task Force Issue 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” requires that contingently convertible debt securities with a market price trigger be included in diluted earnings per share, if they are dilutive, regardless of whether the market price trigger has been met. As of September 30, 2006, the Company had 76,400,879 shares issued of which 8,578,291 were held as treasury shares. Diluted earnings per share are computed as follows (in millions, except per share data):

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income	$35.6	$55.1	$120.6	$108.9

Add: after-tax interest expense and amortization of deferred financing costs on convertible notes	—	1.5	—	4.6

Net income as adjusted	$35.6	$56.6	$120.6	$113.5

Weighted-average shares outstanding	69.5	62.9	70.7	62.1
Effect of diluted securities attributable to convertible notes	—	7.6	—	7.8
Effect of diluted securities attributable to stock options and performance share awards	3.4	3.7	3.9	3.2

Weighted-average shares outstanding, as adjusted	72.9	74.2	74.6	73.1

Diluted earnings per share	$0.49	$0.76	$1.62	$1.55

     Options to purchase 720,597 shares of common stock at prices ranging from $29.34 to $49.63 per share and options to purchase 140,959 shares of common stock at prices ranging from $24.90 to $49.63 per share were outstanding for the periods ended September 30, 2006 and 2005, respectively, but were not included in the diluted earnings per share calculation because the assumed exercise of such options would have been anti-dilutive.
12. Comprehensive Income:
     Comprehensive income is computed as follows (in millions):

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income	$35.6	$55.1	$120.6	$108.9
Foreign currency translation adjustments	0.5	17.6	16.3	(4.2)
Hedges	—	—	—	(6.4)
Minimum pension liability	—	(0.2)	(0.5)	1.1

Total comprehensive income	$36.1	$72.5	$136.4	$99.4

13. Goodwill:
     The Company evaluates the impairment of goodwill under the guidance of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) for each of its reporting units. During the first quarter of 2006 and 2005, the Company performed its annual goodwill impairment test and determined that no impairment charge was required.
     The changes in the carrying amount of goodwill related to continuing operations for the nine months ended September 30, 2006, in total and by segment, are as follows (in millions):

	Balance	Goodwill	Foreign Currency	Balance
	December 31,	Impairment	Translation & Other	September 30,
Segment	2005			2006
Residential	$26.1	$—	$—	$26.1
Commercial	28.2	—	1.2	29.4

Heating & Cooling	54.3	—	1.2	55.5
Service Experts	98.2	—	3.3	101.5
Refrigeration	71.4	—	4.0	75.4

Total	$223.9	$—	$8.5	$232.4

14. Pension and Postretirement Benefit Plans:
     The components of net periodic benefit cost were as follows:

Three months ended September 30	Pension Benefits		Other Benefits
(in millions)	2006	2005	2006	2005
Service cost	$1.8	$1.8	$0.4	$0.3
Interest cost	3.9	3.6	0.3	0.4
Expected return on plan assets	(4.2)	(3.7)	—	—
Amortization of prior service cost	0.2	0.2	(0.1)	(0.1)
Amortization of net loss	1.5	0.9	0.2	0.2

Net periodic benefit cost	$3.2	$2.8	$0.8	$0.8

Nine months ended September 30	Pension Benefits		Other Benefits
(in millions)	2006	2005	2006	2005
Service cost	$5.5	$5.3	$1.0	$0.9
Interest cost	11.5	10.2	1.1	1.2
Expected return on plan assets	(12.4)	(10.5)	—	—
Amortization of prior service cost	0.8	0.8	(0.4)	(0.4)
Amortization of net loss	4.6	2.5	0.6	0.8

Net periodic benefit cost	$10.0	$8.3	$2.3	$2.5

15. Investments in Affiliates:
     For its investments in joint ventures, the Company records its equity in the earnings of the joint ventures as a component of Selling, General and Administrative Expense in the accompanying Consolidated Statements of Operations. The Company recorded equity in earnings of its affiliates of $2.5 million and $3.7 million for the three months ended September 30, 2006 and 2005, respectively and $7.5 million and $11.9 million for the nine months ended September 30, 2006 and 2005, respectively.
     The carrying amount of investments in affiliates as of September 30, 2006 and December 31, 2005 was $54.9 million and $46.0 million, respectively, and is included in long-term Other Assets in the accompanying Consolidated Balance Sheets.
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
     During the term, the Lake Park Lease requires Procurement to pay base rent in quarterly installments, payable in arrears. At the end of the term, if Procurement is not in default under the lease, Procurement may elect to do any of the following and must do one of the following: (i) purchase the leased property for a net price equal to $41,202,994.25 as of June 22, 2006 (“the Lease Balance”); (ii) make a final supplemental payment to BTMUCC equal to 81.967576% of the Lease Balance and return the leased property to BTMUCC in good condition; (iii) arrange a sale of the leased property to a third party; or (iv) renew the lease under mutually agreeable terms. If Procurement elects to arrange a sale of the Leased Property to a third party, then Procurement must pay to BTMUCC the amount (if any) by which the Lease Balance exceeds the net sales proceeds paid by the third party; provided, however, that, absent certain defaults, such amount cannot exceed 81.967576% of the Lease Balance. If the net sales proceeds paid by the third party are greater than the Lease Balance, the excess sales proceeds will be paid to Procurement.
     As the Lake Park Lease has a seven-year term and the previous lease agreements had 19 years remaining at the time of termination, the Company’s long-term payment obligations as of September 30, 2006 have been reduced by approximately $35.6 million. However, there is not a material difference in annual lease payments.
     Procurement’s obligations under the lease and related documents are secured by a pledge of Procurement’s interest in the leased property. Procurement’s obligations under such documents are also guaranteed by the Company pursuant to a Guaranty, dated as of June 22, 2006, in favor of BTMUCC.
     The Company is accounting for this lease as an operating lease.

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
     Applicable environmental laws can potentially impose obligations on the Company to remediate hazardous substances at the Company’s properties, at properties formerly owned or operated by the Company, and at facilities to which the Company has sent or sends waste for treatment or disposal. The Company is aware of contamination at some of its facilities; however, the Company does not presently believe that any future remediation costs at such facilities will be material to the Company’s results of operations. At one site located in South America, the Company is currently evaluating the remediation efforts that may be required by the applicable environmental laws related to the release of certain hazardous materials. The Company believes that the release of the hazardous materials occurred over an extended period of time, including a time when the Company did not own the site. The Company plans to complete additional assessments of the site by the first quarter of 2007 to help determine the possible remediation activities that could be conducted, if any. If remediation efforts are required for this site, the Company currently estimates that the amount should be less than $4 million. Until such time as the Company can make an assessment of the remediation efforts that may be required, no amounts have been accrued by the Company as of September 30, 2006 related to this site, except for the cost for the site assessments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Information
     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on information currently available to management as well as management’s assumptions and beliefs. All statements, other than statements of historical fact, included in this Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements identified by the words “may,” “will,” “should,” “plan,” “predict,” “anticipate,” “believe,” “intend,” “estimate” and “expect” and similar expressions. Such statements reflect Lennox International Inc.’s (“LII” or the “Company”) current views with respect to future events, based on what the Company believes are reasonable assumptions; however, such statements are subject to certain risks and uncertainties. In addition to the specific uncertainties discussed elsewhere in this Form 10-Q, the risk factors set forth in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, and those set forth in Part II, “Item 1A. Risk Factors” of this report, if any, may affect our performance and results of operations. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those in the forward-looking statements. The Company disclaims any intention or obligation to update or review any forward-looking statements or information, whether as a result of new information, future events or otherwise.
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
     The principal elements of cost of goods sold in LII’s manufacturing operations are component costs, raw materials, factory overhead, labor and estimated costs of warranty expense. In LII’s Service Experts segment, the principal elements of cost of goods sold are equipment, parts and supplies and labor. The principal raw materials used in LII’s manufacturing processes are steel, copper and aluminum. Higher prices for these commodities and related components continue to present a challenge to LII and the HVACR industry. LII is partially mitigating the impact of higher commodity prices in 2006 through a combination of price increases, commodity futures contracts and cost reduction initiatives. Warranty expense is estimated based on historical trends and other factors.
     The Company estimates approximately 30% of the sales of its Residential Heating & Cooling segment is for new construction, with the balance attributable to repair, retrofit and replacement. With the continued downturn in residential new construction activity, the Company is seeing a decline in the demand for the products and services it sells into this market.

     Recent notable events impacting the Company include, without limitation, the following:
•	In 2005, management successfully managed the transition to the new National Appliance Energy Conservation Act regulation requiring a 13 seasonal energy efficiency rating, or “SEER,” standard for residential central air conditioners. This standard, which applies to central air conditioners manufactured after January 23, 2006, increased by 30 percent the minimum SEER standard that applied to models produced prior to January 23, 2006. Although this new standard created several engineering, manufacturing and marketing challenges for the Company, the Company successfully met the requirements of the new regulation by January 23, 2006. Air-conditioning products with ratings lower than 13 SEER manufactured prior to January 23, 2006 can continue to be sold legally after such date. The Company used the new standard as an opportunity to redesign its entire line of cooling products to standardize product platforms across its brands and to integrate other improvements in its products.

•	The Company has redesigned its policies, procedures, and controls with respect to its commodity hedging activities. In the current commodities market environment, the Company made the decision not to designate any futures contracts as cash flow hedges during the third quarter of 2006. During the nine months ended September 30, 2006, the Company recorded pre-tax realized gains of $52.3 million related to settled future contracts and pre-tax net unrealized losses of $5.3 million related to open futures contracts. These gains are recorded in (Gains), Losses and Other Expenses, net in the accompanying Consolidated Statements of Operations.

•	In February 2006, Allied Air Enterprises, a division of the Company’s Residential Heating & Cooling business, announced that it had commenced plans to consolidate its manufacturing, distribution, research & development, and administrative operations of the Company’s two-step operations into South Carolina, and close its current operations in Bellevue, Ohio (the “Allied Air Enterprises Consolidation Project”). The consolidation will be a phased process expected to be completed by the end of the first quarter of fiscal 2007. In connection with the Allied Air Enterprises Consolidation Project, the Company recorded pre-tax restructuring charges of $12.7 million for the nine months ended September 30, 2006.

•	On June 22, 2006, Lennox Procurement Company Inc. (“Procurement”), a wholly-owned subsidiary of the Company, entered into a lease agreement with BTMU Capital Corporation (“BTMUCC”), pursuant to which BTMUCC is leasing certain property located in Richardson, Texas to Procurement for a term of seven years (the “Lake Park Lease”). The leased property consists of an office building of approximately 192,000 square feet, which includes the Company’s corporate headquarters, and land and related improvements. The Lake Park Lease replaces the Company’s previous lease agreements with One Lake Park, L.L.C. (“One Lake Park”) covering space in the leased property, which agreements have been terminated. Certain members of the Company’s Board of Directors, as well as other stockholders of the Company who may be immediate family members of such directors, are individually or through trust arrangements, members of AOC Land Investment, L.L.C., an affiliate of One Lake Park. Although there was little change in annual lease payments, the seven year term of the new lease is significantly shorter than the 19 years remaining on the previous lease, resulting in a $35.6 million reduction in the company’s minimum future lease payments. For more information, see Note 16 — Commitments and Guarantees in the Notes to Consolidated Financial Statements and the Contractual Obligations section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•	On August 14, 2006, LII announced the appointment of David Moon as president and Chief Operating Officer (“COO”) of LII’s Refrigeration business segment. Harry Ashenhurst, LII Chief Administrative Officer (“CAO”), who had been additionally serving as interim president and COO of LII’s Refrigeration business segment since June 2005, transferred his Refrigeration duties and will continue in his role as CAO.

•	On September 25, 2006, LII announced that Robert E. Schjerven, the Company’s Chief Executive Officer (“CEO”), has advised the Company of his intention to retire from his duties as CEO by mid-2007. Mr. Schjerven will remain as CEO until his successor is named. LII is conducting an internal and external search for Mr. Schjerven’s successor.

•	On October 12, 2006, LII announced a realignment of its Heating & Cooling business segment leadership and internal reporting structure in order to further enhance business focus and agility in its growing commercial and residential businesses. Harry Bizios, formerly vice president and general manager, Worldwide Commercial Systems, was appointed president and COO, LII Commercial Heating & Cooling. Doug Young, formerly vice president and general manager, North American Residential Products, was appointed president and COO, LII Residential Heating & Cooling. Both Mr. Bizios and Mr. Young report directly to Bob Schjerven, CEO.

     LII’s fiscal year ends on December 31 and its interim fiscal quarters are each comprised of 13 weeks. For convenience, throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the 13-week periods comprising each fiscal quarter are denoted by the last day of the calendar quarter.
Results of Operations
     The following table sets forth, as a percentage of net sales, LII’s statements of operations data for the three months and nine months ended September 30, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	69.1	66.4	68.7	67.0

Gross profit	30.9	33.6	31.3	33.0
Selling, general and administrative expenses	25.1	24.8	26.1	26.5
(Gains), losses and other expenses, net	(0.2)	(1.5)	(1.7)	(1.3)
Restructuring charge	0.4	—	0.5	0.1

Operational income from continuing operations	5.6	10.3	6.4	7.7
Interest expense, net	0.1	0.5	0.1	0.6
Other (income) expense, net	—	0.4	—	0.1

Income from continuing operations before income taxes	5.5	9.4	6.3	7.0
Provision for income taxes	2.0	3.5	2.0	2.6

Income from continuing operations	3.5	5.9	4.3	4.4

Discontinued operations:
Loss from operations of discontinued operations	—	—	—	0.1
Income tax benefit	—	—	—	(0.1)

Loss from discontinued operations	—	—	—	—

Net income	3.5%	5.9%	4.3%	4.4%

     The following table sets forth net sales by business segment and geographic market (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006		2005		2006		2005
	Amount	%	Amount	%	Amount	%	Amount	%
Business Segment:
Residential	$498.9	49.5%	$464.9	50.1%	$1,454.5	51.8%	$1,242.3	49.8%
Commercial	219.4	21.8	191.9	20.7	533.4	19.0	489.3	19.6

Heating and Cooling	718.3	71.3	656.8	70.8	1,987.9	70.8	1,731.6	69.4
Service Experts	174.0	17.3	171.8	18.5	492.8	17.5	475.5	19.1
Refrigeration	136.3	13.5	119.6	12.9	392.0	14.0	348.4	14.0
Eliminations	(21.4)	(2.1)	(20.7)	(2.2)	(64.0)	(2.3)	(59.9)	(2.5)

Total net sales	$1,007.2	100.0%	$927.5	100.0%	$2,808.7	100.0%	$2,495.6	100.0%

Geographic Market:
U.S	$778.0	77.2%	$726.0	78.3%	$2,205.6	78.5%	$1,936.0	77.6%
International	229.2	22.8	201.5	21.7	603.1	21.5	559.6	22.4

Total net sales	$1,007.2	100.0%	$927.5	100.0%	$2,808.7	100.0%	$2,495.6	100.0%

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005
Net Sales
     Net sales increased $79.7 million, or 8.6%, to $1,007.2 million for the three months ended September 30, 2006 from $927.5 million for the three months ended September 30, 2005. Adjusted for the favorable impact of foreign currency translation, net sales increased $70.0 million, or 7.5%, for the three months ended September 30, 2006 compared to the same period in 2005. Net sales were higher in all of the Company’s business segments for the three months ended September 30, 2006 compared to the three months ended September 30, 2005.
     Net sales in the Residential Heating & Cooling business segment increased $34.0 million, or 7.3%, to $498.9 million for the three months ended September 30, 2006 from $464.9 million for the three months ended September 30, 2005. Adjusted for the impact of foreign currency translation, net sales increased 6.7%, or $31.2 million, for the three months ended September 30, 2006 compared to the three months ended September 30, 2005. Price increases in response to higher commodity costs and higher price points due to the 13 SEER minimum standard were partially offset by lower net sales of the Company’s Armstrong Air and Ducane distributed brands of home comfort equipment. Demand for the Company’s distributed brands of home comfort equipment was particularly strong during the third and fourth quarters of 2005 as distributors increased inventory levels of non-13 SEER compliant home comfort equipment, which demand was not present during the third quarter of 2006.
     Net sales in the Commercial Heating & Cooling business segment increased $27.5 million, or 14.3%, to $219.4 million for the three months ended September 30, 2006 from $191.9 million for the three months ended September 30, 2005. After adjusting for the impact of foreign currency translation, net sales increased $24.2 million, or 12.6%, compared to the three months ended September 30, 2005. The increase in net sales was due to strong domestic sales growth driven by price increases in response to higher commodity prices and by an increase in sales to commercial mechanical contractors and to national accounts. Net sales were also higher in the Company’s European operations as these operations worked through the strong order backlog that existed at the end of the second quarter of 2006.
     Net sales in the Service Experts business segment increased $2.2 million, or 1.3%, to $174.0 million for the three months ended September 30, 2006 from $171.8 million for the three months ended September 30, 2005. Net sales were flat after adjusting for the impact of foreign currency translation.
     Refrigeration business segment net sales increased $16.7 million, or 14.0%, to $136.3 million for the three months ended September 30, 2006 from $119.6 million for the three months ended September 30, 2005. After adjusting for the impact of foreign currency translation, net sales increased $15.0 million, or 12.5%, compared to the three months ended September 30, 2005. All units within the segment achieved net sales increases led by strong domestic sales increases to supermarket and cold storage customers and growth in sales to convenience and discount variety stores that are adding refrigerated sections.
Gross Profit
     Gross profit of $311.0 million for the three months ended September 30, 2006 was relatively flat compared to gross profit of $311.4 million for the three months ended September 30, 2005. Gross profit margin declined from 33.6% for the three months ended September 30, 2005 to 30.9% for the three months ended September 30, 2006. Gross profit margin declined in all of the Company’s manufacturing business segments and was relatively flat in the Company’s Service Experts business segment. Higher raw material costs for copper, aluminum and steel, as well as the related component parts, were the primary reason for the decline in gross profit margins for the three months ended September 30, 2006 compared to the same period in 2005. However, the adverse profit impact of the higher raw material costs and lower gross profit margins were partially offset by the gains on commodity futures contracts recorded in (Gains), Losses and Other Expenses, net.
     In the Company’s Residential Heating & Cooling business segment, gross profit margin declined 3.0 percentage points for the three months ended September 30, 2006 compared to the same period in 2005. Higher material costs were the primary reason for the decline in gross profit margin. The lag in realizing the most recent product price increases did not allow this business segment to fully cover the higher material costs. Gross profit margin was also negatively impacted by manufacturing inefficiencies in connection with the Allied Air Enterprises Consolidation Project and inconsistent availability of components during the cooling season. Geographic mix also pressured gross profit margin as LII increased its market penetration in the more price-competitive sunbelt states where LII’s market presence has been underdeveloped.
     In the Company’s Commercial Heating & Cooling business segment, gross profit margin declined 4.1 percentage points for the three months ended September 30, 2006 compared to the three months ended September 30, 2005. Higher raw material costs were the primary driver of the gross profit margin decline. The higher raw material costs were partially offset by higher sales volumes and improved domestic equipment pricing.
     In the Company’s Refrigeration business segment, gross profit margin declined 2.5 percentage points for the three months ended September 30, 2006 compared to the three months ended September 30, 2005. The decline was due primarily to higher raw material costs.
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

Selling, General and Administrative Expenses
     SG&A expenses were $252.5 million for the three months ended September 30, 2006, an increase of $22.3 million, or 9.7%, from $230.2 million for the three months ended September 30, 2005. The increase in SG&A expenses was due primarily to higher shipping and handling expenses resulting in part from higher fuel costs and larger residential air-conditioning product sizes necessary to comply with the 13 SEER minimum standard. The increase in SG&A was also due to higher selling expenses, higher commissions and higher advertising and promotions expenses. As a percentage of total net sales, SG&A expenses of 25.1% for the three months ended September 30, 2006 were up from 24.8% for the same period in 2005. The Company has no significant concentration of credit risk among its diversified customer base.
(Gains), Losses and Other Expenses, Net
     For the three months ended September 30, 2006 and 2005, (gains), losses and other expenses, net included the following (in millions):

	For the Three Months Ended
	September 30, 2006

	Pre-tax	Tax (Benefit)	After-tax (Gain)
	(Gain) Loss	Provision	Loss
Realized gains on settled futures contracts	$(20.2)	$7.6	$(12.6)
Net change in unrealized (gains) losses on open futures contracts	18.6	(6.8)	11.8
Other items, net	(0.4)	0.1	(0.3)

(Gains), losses and other expenses, net	$(2.0)	$0.9	$(1.1)

	For the Three Months Ended
		September 30, 2005

	Pre-tax Gain	Tax Provision	After-tax Gain
Realized gains on settled futures contracts	$(4.0)	$1.5	$(2.5)
Net change in unrealized (gains) losses on open futures contracts	(9.9)	3.5	(6.4)

(Gains), losses and other expenses, net	$(13.9)	$5.0	$(8.9)

     The net change in unrealized (gains) losses on open futures contracts represents current period (gains) losses resulting from marking the open futures contracts to market value, as well as recognizing the effect of unrealized (gains) losses recorded in prior periods for futures contracts that settled during the three months ended September 30, 2006 and 2005.
Restructurings
     In connection with the previously described Allied Air Enterprises Consolidation Project, the Company recorded pre-tax restructuring charges of $3.3 million for the three months ended September 30, 2006 relating primarily to the costs to move equipment and accelerated depreciation related to the reduction in useful lives and disposal of certain long-lived assets.
     A summary of the severance and benefits and other exit costs incurred in connection with Allied Air Enterprises’ consolidation are as follows (in millions):

For the
Three Months
Ended
September 30, 2006
Severance and benefits	$0.1
Other exit costs	3.2

Total	$3.3

     For the three months ended September 30, 2006, the Company recorded charges of $1.5 million of accelerated depreciation related to the reduction in useful lives and disposal of certain long-lived assets, which is included in other exit costs set forth above.
     In conjunction with this consolidation effort, the Company expects to incur additional pre-tax restructuring related charges of approximately $5.4 million during the fourth quarter of 2006 and the first quarter of 2007. The $5.4 million consists of approximately $0.5 million in severance and benefits and approximately $4.9 million in accelerated depreciation, relocation and other exit costs.
     Due to competitive cost pressures, on April 4, 2005, Lennox Hearth Products Inc., a subsidiary of the Company, commenced plans to relocate its Whitfield pellet stove and Lennox cast iron stove product lines from Burlington, Washington to a third party production facility in Juarez, Mexico, discontinue its existing steel wood stove line manufactured in Burlington and close the Burlington facility. These actions were substantially complete as of December 31, 2005. In connection with the plant closure, the Company recorded a pre-tax restructuring charge of $0.2 million for the three months ended September 30, 2005. During the three months ended September 30, 2006, the Company recorded an additional pre-tax restructuring-related charge of approximately $1.2 million related to an operating lease on the idle facility in Burlington, Washington. The charge reflects the net present value of the remaining lease payments on the operating lease, net of estimated sublease income on the facility. The lease expires in June 2011.
Interest Expense, Net
     Interest expense, net, for the three months ended September 30, 2006 decreased $3.1 million from $4.3 million for the three months ended September 30, 2005 to $1.2 million for the three months ended September 30, 2006. The lower interest expense was due primarily to lower average debt levels. As of September 30, 2006, total debt of $119.9 million was $116.2 million lower than total debt as of September 30, 2005, due in large part to the holders of LII’s convertible notes converting all of the $143.75 million aggregate principal amount of such notes into an aggregate of approximately 7.9 million shares of common stock as of October 6, 2005.
Other Expense (Income), net
     Other income, net was $0.9 million for the three months ended September 30, 2006 compared to other expense, net of $3.5 million for the three months ended September 30, 2005. The higher income, net was due primarily to foreign currency gains, which relate principally to the Company’s operations in Canada, Australia and Europe.
Provision for Income Taxes
     The provision for income taxes on continuing operations was $20.1 million for the three months ended September 30, 2006 compared to a provision for income taxes on continuing operations of $32.2 million for the three months ended September 30, 2005. The effective tax rate on continuing operations was 36.1% and 37.0% for the three months ended September 30, 2006 and September 30, 2005, respectively. These effective rates differ from the statutory federal rate of 35% principally due to state and local taxes, non-deductible expenses, foreign operating losses for which no tax benefits have been recognized and foreign taxes at rates other than 35%.
Cumulative Effect of Accounting Change, Net
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
Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005
Net Sales
     Net sales increased $313.1 million, or 12.5%, to $2,808.7 million for the nine months ended September 30, 2006 from $2,495.6 million for the nine months ended September 30, 2005. Adjusted for the favorable impact of foreign currency translation, net sales increased $298.8 million, or 12.0%, for the nine months ended September 30, 2006 compared to the same period in 2005. Net sales were higher in all of the Company’s business segments for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005.

     Net sales in the Residential Heating & Cooling business segment increased $212.2 million, or 17.1%, to $1,454.5 million for the nine months ended September 30, 2006 from $1,242.3 million for the nine months ended September 30, 2005. Adjusted for the impact of foreign currency translation, net sales increased 16.4%, or $204.0 million, for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. All business units within the segment achieved net sales increases led by strong sales of HVAC equipment due in large part to price increases in response to higher commodity costs, strong demand as distributors and dealers prepared for the cooling season with purchases of air conditioning products with efficiency ratings of 13 SEER, higher price points due to the 13 SEER minimum standard and favorable weather during most of the cooling season. According to the National Oceanic and Atmospheric Administration’s Climate Prediction Center, total U.S. cooling degree days from January 2006 through August 2006, on a population-weighted basis, were significantly above normal and above the same period in 2005. However, the 2006 cooling season ended earlier than in 2005 as cooling degree days in the month of September 2006 were significantly below normal and significantly below the same period in 2005. Net sales of hearth products were also strong due primarily to market share gains in the factory-built fireplace market.
     Net sales in the Commercial Heating & Cooling business segment increased $44.1 million, or 9.0%, to $533.4 million for the nine months ended September 30, 2006 from $489.3 million for the nine months ended September 30, 2005. After adjusting for the impact of foreign currency translation, net sales increased $42.2 million, or 8.6%, compared to the nine months ended September 30, 2005. The increase in net sales was due primarily to strong domestic sales growth driven by price increases in response to higher commodity prices and by an increase in sales to commercial mechanical contractors and to national accounts.
     Net sales in the Service Experts business segment increased $17.3 million, or 3.6%, to $492.8 million for the nine months ended September 30, 2006 from $475.5 million for the nine months ended September 30, 2005. Net sales increased $10.5 million, or 2.2%, after adjusting for the impact of foreign currency translation. The increase in net sales was due primarily to higher service and replacement sales.
     Refrigeration business segment net sales increased $43.6 million, or 12.5%, to $392.0 million for the nine months ended September 30, 2006 from $348.4 million for the nine months ended September 30, 2005. After adjusting for the impact of foreign currency translation, net sales increased $45.1 million, or 12.9%, compared to the nine months ended September 30, 2005. All units within the segment achieved net sales increases led by strong domestic sales increases to supermarket, original-equipment-manufacturer and cold storage customers.
Gross Profit
     Gross profit was $880.2 million for the nine months ended September 30, 2006 compared to $822.4 million for the nine months ended September 30, 2005, an increase of $57.8 million. Gross profit margin declined to 31.3% for the nine months ended September 30, 2006 from 33.0% in the same period in 2005. Higher raw material costs for copper, aluminum and steel, as well as the related component parts, were the primary reason for the decline in gross profit margins for the nine months ended September 30, 2006 compared to the same period in 2005. However, the adverse profit impact of the higher raw material costs and lower gross profit margins were partially offset by the gains on commodity futures contracts recorded in (Gains), Losses and Other Expenses, net.
     In the Company’s Residential Heating & Cooling business segment, gross profit margin declined 2.3 percentage points for the nine months ended September 30, 2006 compared to the same period in 2005. Higher material costs were the primary reason for the decline in gross profit margin. While higher average product selling prices partially mitigated the higher material costs, the lag in realizing the most recent product price increases did not allow this business segment to fully cover the higher material costs. Factory productivity issues associated with the Allied Air Enterprises Consolidation Project, transition to the 13 SEER standard, ramp-up to meet heavier than anticipated demand during the first quarter of 2006 and inconsistent availability of components during the cooling season also had an adverse impact on gross profit margin. In addition, in June 2006, $5.5 million in additional warranty expense was recorded in cost of goods sold resulting from a revision of the warranty reserve calculation to properly reflect a 15-year warranty on certain heating products produced from 1994 to 1999. These heating products continued to be produced and sold from 2000 through 2002 with a 10-year warranty and after that time the heating products were no longer produced or sold. The accounting for warranty is a critical accounting policy due to the significant assumptions required for the lengthy warranty terms that are typical in the residential heating and cooling industry. Due to the complexity of the calculation of warranty costs, an actuary has been hired to review the warranty accrual methodology utilized in the Company’s residential heating and cooling business. Future adjustments to the warranty accrual and to cost of goods sold may result from this actuarial review.
     In the Company’s Commercial Heating & Cooling business segment, gross profit margin declined 1.4 percentage points for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. Higher raw material costs were the primary cause of the gross profit margin decline. The higher raw material costs were partially offset by higher sales volumes and improved domestic equipment pricing.

     In the Company’s Service Experts business segment, gross profit margin was relatively flat for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005.
     In the Company’s Refrigeration business segment, gross profit margin declined 1.0 percentage points for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. Higher raw material costs were the primary driver of the decline in gross profit margin.
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
Selling, General and Administrative Expenses
     SG&A expenses were $733.2 million for the nine months ended September 30, 2006, an increase of $73.8 million, or 11.2%, from $659.4 million for the nine months ended September 30, 2005. Approximately 42% of the increase in SG&A expenses was due to higher shipping and handling expenses resulting in large part from higher sales volumes, higher fuel costs and larger residential air-conditioning product sizes necessary to comply with the 13 SEER minimum standard. The remaining increase in SG&A was due to higher selling expenses, higher commissions, cost increases in overhead expenses, higher advertising and promotions expenses, higher data processing costs and lower income from joint ventures resulting in part from the sale of the Company’s 45% interest in its heat transfer joint venture to Outokumpu Copper Products OY of Finland on September 7, 2005. As a percentage of total net sales, SG&A expenses of 26.1% for the nine months ended September 30, 2006 were down from 26.5% for the same period in 2005. The Company has no significant concentration of credit risk among its diversified customer base.
(Gains), Losses and Other Expenses, Net
     For the nine months ended September 30, 2006 and 2005, (gains), losses and other expenses, net included the following (in millions):

		For the Nine Months Ended
	September 30, 2006
	Pre-tax	Tax (Benefit)	After-tax
	(Gain) Loss	Provision	(Gain) Loss
Realized gains on settled futures contracts	$(52.3)	$19.7	$(32.6)
Net change in unrealized (gains) losses on open futures contracts	5.3	(2.0)	3.3
Other items, net	(0.3)	0.1	(0.2)

(Gains), losses and other expenses, net	$(47.3)	$17.8	$(29.5)

	For the Nine Months Ended
	September 30, 2005
	Pre-tax	Tax (Benefit)	After-tax
	(Gain) Loss	Provision	(Gain) Loss
Realized gains on settled futures contracts	$(8.8)	$3.2	$(5.6)
Net change in unrealized (gains) losses on open futures contracts	(13.9)	5.0	(8.9)
Gain on sale of LII’s 45% interest in its heat transfer joint venture to Outokumpu	(9.3)	2.3	(7.0)
Estimated on-going remediation costs in conjunction with the joint remediation agreement LII entered into with Outokumpu	2.2	(0.8)	1.4
Other items, net	(1.6)	0.2	(1.4)

(Gains), losses and other expenses, net	$(31.4)	$9.9	$(21.5)

     The net change in unrealized (gains) losses on open futures contracts represents current period (gains) losses resulting from marking the open futures contracts to market value, as well as recognizing the effect of unrealized (gains) losses recorded in prior periods for futures contracts that settled during the nine months ended September 30, 2006 and 2005.
Restructurings
     In connection with the previously described Allied Air Enterprises Consolidation Project, the Company recorded pre-tax restructuring charges of $12.7 million for the nine months ended September 30, 2006 relating primarily to severance and benefits as well as accelerated depreciation.
     A summary of the severance and benefits and other exit costs incurred in connection with Allied Air Enterprises’ consolidation are as follows (in millions):

For the
Nine Months
Ended
September 30, 2006
Severance and benefits	$6.9
Other exit costs	5.8

Total	$12.7

     For the nine months ended September 30, 2006, the Company recorded charges of $3.7 million of accelerated depreciation related to the reduction in useful lives and disposal of certain long-lived assets, which is included in other exit costs set forth above.
     The following table summarizes the accrued expenses related to the consolidation of the operations of Allied Air Enterprises for the nine months ended September 30, 2006 (in millions):

	Severance and
	Benefits	Other Exit Costs	Total
Balance at December 31, 2005	$—	$—	$—

Amounts charged to earnings	6.9	5.8	12.7

Cash utilization	(1.6)	(2.1)	(3.7)

Non-cash utilization primarily consisting of accelerated depreciation	—	(3.7)	(3.7)

Balance at September 30, 2006	$5.3	$—	$5.3

     In conjunction with this consolidation effort, the Company expects to incur additional pre-tax restructuring related charges of approximately $5.4 million during the fourth quarter of 2006 and the first quarter of 2007. The $5.4 million consists of approximately $0.5 million in severance and benefits and approximately $4.9 million in accelerated depreciation, relocation and other exit costs.
     Also included in restructuring expense for the nine months ended September 30, 2006 is a gain of $0.8 million related to the March 2006 sale of a parcel of land. The Company had reduced the carrying value of the land to its then net realizable value in connection with a prior restructuring initiative of its Service Experts operations in 2001.
     Due to competitive cost pressures, on April 4, 2005, Lennox Hearth Products Inc., a subsidiary of the Company, commenced plans to relocate its Whitfield pellet stove and Lennox cast iron stove product lines from Burlington, Washington to a third party production facility in Juarez, Mexico, discontinue its existing steel wood stove line manufactured in Burlington and close the Burlington facility. These actions were substantially complete as of December 31, 2005. In connection with the plant closure, the Company recorded a pre-tax restructuring charge of $2.4 million for the nine months ended September 30, 2005. During the nine months ended September 30, 2006, the Company recorded an additional pre-tax restructuring-related charge of approximately $1.2 million related to an operating lease on the idle facility in Burlington, Washington. The charge reflects the net present value of the remaining lease payments on the operating lease, net of estimated sublease income on the facility. The lease expires in June 2011.

Interest Expense, Net
     Interest expense, net, for the nine months ended September 30, 2006 decreased $10.8 million from $14.4 million for the nine months ended September 30, 2005 to $3.6 million for the nine months ended September 30, 2006. The lower interest expense was due primarily to lower average debt levels and higher interest income earned on cash and cash equivalents. As of September 30, 2006, total debt of $119.9 million was $236.1 million lower than total debt as of September 30, 2005, due in large part to the holders of LII’s convertible notes converting all of the $143.75 million aggregate principal amount of such notes into an aggregate of approximately 7.9 million shares of common stock as of October 6, 2005.
Other Expense (Income), net
     Other expense, net was $0.1 million for the nine months ended September 30, 2006 compared to $3.0 million for the nine months ended September 30, 2005. The net expense decrease was due primarily to lower foreign currency exchange losses, which relate principally to the Company’s operations in Canada, Australia and Europe.
Provision for Income Taxes
     The provision for income taxes on continuing operations was $56.9 million for the nine months ended September 30, 2006 compared to a provision for income taxes on continuing operations of $64.6 million for the nine months ended September 30, 2005. The effective tax rate on continuing operations was 32.1% and 37.0% for the nine months ended September 30, 2006 and September 30, 2005, respectively. These effective rates differ from the statutory federal rate of 35% principally due to a net benefit of $8.8 million from the reversal of a Canadian deferred tax asset valuation allowance during the nine months ended September 30, 2006, state and local taxes, non-deductible expenses, foreign operating losses for which no tax benefits have been recognized and foreign taxes at rates other than 35%.
     The Internal Revenue Service (“IRS”) completed its examination of the Company’s consolidated tax returns for the years 1999 through 2003 and issued a Revenue Agent’s Report (“RAR”) on April 6, 2006 primarily disallowing deductions related to certain insurance reserves and credits claimed for research activities. The Company disagrees with the RAR which is currently under review by the administrative appeals division of the IRS. Although the ultimate resolution is not known at this time, management believes that the Company has adequate reserves based on its assessment of the Company’s tax position.
     On May 18, 2006, Texas enacted legislation changing its tax system essentially replacing the existing franchise tax with a broad, new tax based on taxable margin. The legislation included redefining the tax base, lowering the tax rate, and extending imposition of the tax to numerous types of entities that were not previously subject to the franchise tax. As a result of this legislation and in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes”, an income tax benefit of $0.1 million was recorded for the nine months ended September 30, 2006.
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

     Under Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the operating results of the 48 centers no longer a part of the Service Experts business segment for all periods presented are reported as Discontinued Operations in LII’s Consolidated Statements of Operations. The following table details the Company’s pre-tax loss from discontinued operations for the nine months ended September 30, 2006 and 2005, as well as the cumulative pre-tax loss incurred through September 30, 2006 (in millions):

			Cumulative
	Nine Months	Nine Months	Incurred
	Ended	Ended	through
	September 30, 2006	September 30, 2005	September 30, 2006
Goodwill impairment	$—	$—	$14.8
Impairment of property, plant and equipment	—	—	3.1
Operating loss	—	—	14.9
Other divestiture costs	—	1.9	8.1

Subtotal	—	1.9	40.9
Loss on disposal of centers	—	0.1	15.0

Total loss from discontinued operations	$—	$2.0	$55.9

     The income tax benefit on discontinued operations was $0.7 million for the nine months ended September 30, 2005. Through December 31, 2005, proceeds from the sale of these centers totaled $25.8 million and no proceeds have been received in 2006.
Liquidity and Capital Resources
     LII’s working capital and capital expenditure requirements are generally met through internally generated funds, bank lines of credit and a revolving period asset securitization arrangement. Working capital requirements are more extensive in the first and second quarters due to the seasonal nature of the Company’s business cycle.
     During the first nine months of 2006, cash provided by operating activities was $83.5 million compared to $154.5 million provided by operating activities in the same period in 2005. The primary reason for the significant decrease in cash provided by operations is a larger increase in inventory levels for the first nine months of 2006 compared to the same period in 2005. The higher inventory levels are attributable to (i) an increase in finished goods to manage through the Allied Air Enterprises Consolidation Project, (ii) higher value of 13 SEER units and (iii) higher commodities prices impacting raw materials inventory. In addition, the year-over-year comparison of cash flow from operations was impacted by higher net income for the first nine months of 2006 compared to the same period in 2005.
     Capital expenditures of $49.8 million and $42.0 million in the first nine months of 2006 and 2005, respectively, were primarily for production equipment in the North American residential and refrigeration products manufacturing plants and information technology related spending.
     Net cash used in financing activities was $137.1 million during the first nine months of 2006 compared to $42.1 million in the same period in 2005. The Company paid a total of $31.2 million in dividends on its common stock during the first nine months of 2006 compared to $24.8 million in the same period in 2005. The primary reasons for the increase in cash dividends paid are the full conversion of the Company’s convertible notes in October 2005 and an increase in the quarterly cash dividend from $0.10 to $0.11 per share of common stock, effective as of the dividend paid on January 11, 2006. As of October 6, 2005, all of the holders of the $143.75 million aggregate principal amount of the Company’s convertible notes had converted into an aggregate of approximately 7.9 million shares of common stock. Net repayments of long-term debt, short-term borrowings and revolving long-term borrowings totaled approximately $0.7 million during the first nine months of 2006, compared to $33.2 million of net repayments during the same period in 2005. During the first nine months of 2006, the Company used approximately $128.8 million to repurchase approximately 4,747,000 shares of its common stock under its authorized stock repurchase program and approximately 195,000 shares of its common stock to satisfy tax withholding obligations in connection with the exercise of stock appreciation rights, the payout of shares of LII common stock pursuant to vested performance share awards and the vesting of restricted stock awards.

     As of September 30, 2006, the Company had bank lines of credit aggregating $434.3 million, of which $0.6 million was borrowed and outstanding and $89.0 million was committed to standby letters of credit. Of the remaining $344.7 million, the entire amount was available for future borrowings after consideration of covenant limitations as of September 30, 2006. Included in the lines of credit are several regional facilities and a multi-currency revolving credit facility governed by agreements between the Company and a syndicate of banks. The revolving credit facility, which matures in July 2010, has a borrowing capacity of $400 million. The facility contains certain financial covenants and bears interest at a rate equal to, at the Company’s option either, (a) the greater of the bank’s prime rate or the federal funds rate plus 0.5%, or (b) the London Interbank Offered Rate plus a margin equal to 0.475% to 1.20%, depending upon the ratio of total funded debt-to-adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”), as defined in the facility. The Company pays a facility fee, depending upon the ratio of total funded debt to Adjusted EBITDA, equal to 0.15% to 0.30% of the capacity. The facility includes restrictive covenants that limit the Company’s ability to incur additional indebtedness, encumber its assets, sell its assets and make certain payments, including amounts for share repurchases and dividends. The credit facility is secured by the stock of the Company’s major subsidiaries. The facility requires that LII annually and quarterly deliver financial statements, as well as compliance certificates, to the banks within specified time periods.
     As of September 30, 2006 and December 31, 2005, the Company had outstanding promissory notes totaling approximately $118.3 million. The promissory notes mature at various dates through 2010 and have interest rates ranging from 6.73% to 8.00%.
     LII’s revolving credit facility and promissory notes contain certain covenant restrictions. As of September 30, 2006, LII was in compliance with all covenant requirements.
     LII believes that cash flow from operations, as well as available borrowings under its revolving credit facility, will be sufficient to fund its operations for the foreseeable future. LII periodically reviews its capital structure, including its primary bank facility to ensure that adequate liquidity exists.
     The Company has included in cash and cash equivalents in the accompanying unaudited Consolidated Balance Sheet as of September 30, 2006, $30.6 million of restricted cash primarily related to routine lockbox collections and letters of credit issued with respect to the operations of its captive insurance subsidiary, which expire on December 30, 2006.
Off-Balance Sheet Arrangements
     In addition to the revolving and term loans described above, LII utilizes the following financing arrangements in the course of funding its operations:
•	Trade accounts receivable are sold on a non-recourse basis to third parties. The sales are reported as a reduction of the asset “Accounts and Notes Receivable, Net” in the Consolidated Balance Sheets. As of September 30, 2006 and December 31, 2005, respectively, LII had not sold any of such accounts receivable. The receivables are sold at a discount from face value and the discount that is incurred is included in Selling, General and Administrative Expense in the Consolidated Statements of Operations. The Company has no significant concentrations of credit risk among its diversified customer base.

•	LII also leases real estate and machinery and equipment pursuant to leases that, in accordance with Generally Accepted Accounting Principles (“GAAP”), are not capitalized on the balance sheet, including high-turnover equipment such as autos and service vehicles, short-lived equipment such as personal computers, and certain property as discussed below. These operating leases generated rent expense of approximately $40.8 million and $39.7 million during the first nine months of 2006 and 2005, respectively.
Contractual Obligations and Contingent Liabilities
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

	Payments Due by Period
		1 Year	2-3	4-5	After 5
	Total	or Less	Years	Years	Years
			Increase (Decrease)
Operating Leases	$(35.6)	$0.6	$(0.7)	$(0.1)	$(35.4)
     Applicable environmental laws can potentially impose obligations on the Company to remediate hazardous substances at the Company’s properties, at properties formerly owned or operated by the Company, and at facilities to which the Company has sent or sends waste for treatment or disposal. The Company is aware of contamination at some of its facilities; however, the Company does not presently believe that any future remediation costs at such facilities will be material to the Company’s results of operations. At one site located in South America, the Company is currently evaluating the remediation efforts that may be required by the applicable environmental laws related to the release of certain hazardous materials. The Company believes that the release of the hazardous materials occurred over an extended period of time, including a time when the Company did not own the site. The Company plans to complete additional assessments of the site by the first quarter of 2007 to help determine the possible remediation activities that could be conducted, if any. If remediation efforts are required for this site, the Company currently estimates that the amount should be less than $4 million. Until such time as the Company can make an assessment of the remediation efforts that may be required, no amounts have been accrued by the Company as of September 30, 2006 related to this site, except for the cost for the site assessments.
Recent Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”), which is effective for fiscal years beginning after December 15, 2006. The Company will be required to adopt this interpretation in the first quarter of calendar year 2007. Management is currently evaluating the requirements of FIN 48 and has not yet determined the impact on the Company’s consolidated financial statements.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”), which establishes a framework for measuring fair value in generally accepted accounting principles, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Early adoption is allowed, provided that the reporting entity has not yet issued financial statements (including interim financial statements) for the fiscal year in which SFAS No. 157 is adopted. Management is currently evaluating the requirements of the standard and has not yet determined the impact on the Company’s consolidated financial statements.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS No. 158”). SFAS No. 158 amends FASB SFAS No. 87, Employers’ Accounting for Pensions, SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, and SFAS No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, and applies to all plan sponsors who offer defined benefit postretirement benefit plans. SFAS No. 158 represents the completion of the first phase in the FASB’s postretirement benefits accounting project and requires an entity to:
•	recognize in its statement of financial position an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status;

•	measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year; and

•	recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the changes occur.

     SFAS No. 158 does not change the amount of net periodic benefit cost included in net income or address the various measurement issues associated with postretirement benefit plan accounting. The requirement to recognize the funded status of a defined benefit postretirement plan and the disclosure requirements are effective for fiscal years ending after December 15, 2006, for public entities, and at the end of the fiscal year ending after June 15, 2007, for all other entities. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. Earlier application of the recognition or measurement date provisions is encouraged; however, early application must be for all of an employer’s benefit plans. Management is currently evaluating the requirements of the standard and has not yet determined the impact on the Company’s consolidated financial statements.
     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”), which addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB No. 108 requires registrants to quantify misstatements using both the balance-sheet and income-statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. Management is currently evaluating the requirements of SAB No. 108 and has not yet determined the impact on the Company’s consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     LII’s results of operations can be affected by changes in exchange rates. Net sales and expenses in currencies other than the United States dollar are translated into United States dollars for financial reporting purposes based on the average exchange rate for the period. Net sales from outside the United States represented 21.5% and 22.2% of total net sales for the nine months ended September 30, 2006 and 2005, respectively. Historically, foreign currency transaction gains (losses) have not had a material effect on LII’s overall operations. The impact of a 10% change in exchange rates on income from operations is estimated to be approximately $5.2 million on an annual basis.
     The Company’s results of operations can be affected by changes in interest rates due to variable rates of interest on the revolving credit facilities. A 10% change in interest rates would not be material to the Company’s results of operations.
     Currently, the Company utilizes various alternatives to mitigate higher raw material costs, including economic hedges and fixed forward contracts. The Company enters into commodity futures contracts to stabilize prices to be paid for raw materials and parts containing high copper and aluminum content. These contracts are for quantities equal to, or less than, quantities expected to be consumed in future production. As of September 30, 2006, the Company had metal futures contracts maturing at various dates through December 2007 with a fair value as an asset of $19.7 million. The impact of a 10% change in commodity prices on the Company’s results from operations is estimated to be approximately $38.8 million on an annual basis, absent any other contravening actions.
Item 4. Controls and Procedures.
Disclosure Controls and Procedures
     The Company carried out an evaluation, under the supervision and with the participation of the Company’s current management, including its Chief Executive Officer and Chief Financial Officer (the Company’s principal executive officer and principal financial officer, respectively) of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, for the reasons discussed below, the Company’s disclosure controls and procedures were not effective as of September 30, 2006 in alerting them in a timely manner to material information required to be disclosed by the Company in the reports filed or submitted by the Company under the Securities Exchange Act of 1934.
     On October 24, 2006, the Company filed a Current Report on Form 8-K reporting an amendment to an employment agreement with an executive officer entered into on March 20, 2006. As previously disclosed, the delay in filing the Current Report on Form 8-K resulted from the fact that information concerning such amendment was not provided to the Company’s disclosure committee in a timely manner. The Company has amended its procedures to ensure that information is provided to the disclosure committee in a timely manner.
Changes in Internal Control Over Financial Reporting
     The Company has redesigned its policies, procedures, and controls with respect to its commodity hedging activities. Except as described above, during the quarter ended September 30, 2006, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     There have been no significant changes concerning the Company’s legal proceedings since June 30, 2006.
     See Note 17 – Contingencies in the Notes to the Consolidated Financial Statements set forth in Part I, Item 1, of this Form 10-Q for additional discussion regarding the Company’s legal proceedings.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES (1)

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that may yet
	Total Number	Average Price Paid	Part of Publicly	be Purchased Under
	of Shares	per Share	Announced Plans or	the Plans or
Period	Purchased (2)	(including fees) (2)	Programs (1)	Programs (1)
July 1 through
July 31	—	$—	—	7,861,400

August 1 through
August 31	2,653,685	$22.95	2,649,041	5,212,359

September 1 through
September 30 (3)	407,343	$23.76	407,100	4,805,259

Total	3,061,028	$23.05	3,056,141	4,805,259

(1)	On September 19, 2005, the Company announced that the Board of Directors authorized a stock repurchase program, pursuant to which the Company may repurchase up to 10,000,000 shares of the Company’s common stock, from time to time, through open market-purchases (the “2005 Stock Repurchase Program”). Prior to July 1, 2006, the Company had repurchased 2,138,600 shares of common stock under the 2005 Stock Repurchase Program.

(2)	In addition to purchases under the 2005 Stock Repurchase Program, this column reflects the surrender to LII of an aggregate of 4,887 shares of common stock to satisfy tax withholding obligations in connection with the exercise of stock appreciation rights and the vesting of restricted stock awards.

(3)	All purchases during the month of September were settled in September 2006 but traded in August 2006, with the exception of 243 shares of common stock surrendered to LII by a former employee to satisfy tax withholding obligations in connection with the exercise of stock appreciation rights.

Item 6. Exhibits.

3.1	—	Restated Certificate of Incorporation of Lennox International Inc. (“LII”) (filed as Exhibit 3.1 to LII’s Registration Statement on Form S-1 (Registration Statement No. 333-75725) filed on April 6, 1999 and incorporated herein by reference).

3.2	—	Amended and Restated Bylaws of LII (filed as Exhibit 3.2 to LII’s Current Report on Form 8-K filed on February 28, 2005 and incorporated herein by reference).

4.1	—	Specimen Stock Certificate for the Common Stock, par value $.01 per share, of LII (filed as Exhibit 4.1 to LII’s Amendment to Registration Statement on Form S-1/A (Registration No. 333-75725) filed on June 16, 1999 and incorporated herein by reference).

4.2	—	Rights Agreement, dated as of July 27, 2000, between LII and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, which includes as Exhibit A the form of Certificate of Designations of Series A Junior Participating Preferred Stock setting forth the terms of the Preferred Stock, as Exhibit B the form of Rights Certificate and as Exhibit C the Summary of Rights to Purchase Preferred Stock (filed as Exhibit 4.1 to LII’s Current Report on Form 8-K filed on July 28, 2000 and incorporated herein by reference).

LII is a party to several debt instruments under which the total amount of securities authorized under any such instrument does not exceed 10% of the total assets of LII and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, LII agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.

10.1	—	First Amendment to the Second Amended and Restated Revolving Credit Facility Agreement, dated August 17, 2006, among LII, Bank of America, N.A. as administrative agent, and the Lenders party thereto (filed as Exhibit 10.1 to LII’s Current Report on Form 8-K filed on August 23, 2006 and incorporated herein by reference).

10.2	—	Amendment to Employment Agreement, dated March 20, 2006, by and between LII and Harry J. Ashenhurst (filed as Exhibit 10.1 to LII’s Current Report on Form 8-K filed on October 24, 2006 and incorporated herein by reference),

31.1	—	Certification of the principal executive officer (filed herewith).

31.2	—	Certification of the principal financial officer (filed herewith).

32.1	—	Certification of the principal executive officer and the principal financial officer of the Company pursuant to 18 U.S.C. Section 1350 (filed herewith).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LENNOX INTERNATIONAL INC.
Date: November 7, 2006
	/s/	Susan K. Carter
Susan K. Carter
Chief Financial Officer