Form 10-K
period 2006-12-31
LENNOX INTERNATIONAL INC
filed 2007-02-27
CIK 1069202

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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

As of June 30, 2006, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $1,647,049,000 based on the closing price of the registrant’s common stock on the New York Stock Exchange on such date. Common stock held by non-affiliates excludes common stock held by the registrant’s executive officers, directors and stockholders whose ownership exceeds 5% of the common stock outstanding at June 30, 2006. As of February 15, 2007, there were 67,525,707 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2007 Annual Meeting of Stockholders to be held on May 17, 2007 are incorporated by reference into Part III of this report.

LENNOX INTERNATIONAL INC.

FORM 10-K
For the Fiscal Year Ended December 31, 2006

i

PART I

Item 1.	Business

References in this Annual Report on Form 10-K to “we,” “our”, “us”, “LII” or the “Company” refer to Lennox International Inc. and its subsidiaries, unless the context requires otherwise.

The Company

Through our subsidiaries, we are a leading global provider of climate control solutions. We design, manufacture and market a broad range of products for the heating, ventilation, air conditioning and refrigeration (“HVACR”) markets. We have leveraged our expertise to become an industry leader known for innovation, quality and reliability. Our products and services are sold through multiple distribution channels under well-established brand names including “Lennox,” “Armstrong Air,” “Ducane,” “Bohn,” “Larkin,” “Advanced Distributor Products,” “Service Experts” and others.

Shown below are our four business segments, the key products and brand names within each segment and 2006 net sales by segment. Segment financial data for the years 2006, 2005 and 2004, including financial information about foreign and domestic operations, is included in Note 3 of the Notes to our Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” and is incorporated herein by reference.

Segment	Products/Services	Brand Names	2006 Net Sales
			(In Millions)

Residential Heating & Cooling	Furnaces, air conditioners, heat pumps, packaged heating and cooling systems, indoor air quality equipment, pre-fabricated fireplaces, freestanding stoves	Lennox, Armstrong Air, Ducane, Aire-Flo, AirEase, Concord, Magic-Pak, Advanced Distributor Products, Superior, Whitfield, Country Stoves, Security Chimneys	$1,848.4
Commercial Heating & Cooling	Unitary heating and air conditioning equipment, applied systems	Lennox, Allied Commercial	723.2
Service Experts	Sales, installation and service of residential and light commercial heating and cooling equipment	Service Experts, various individual service center names	654.1
Refrigeration	Chillers, condensing units, unit coolers, fluid coolers, air cooled condensers, air handlers	Bohn, Larkin, Climate Control, Chandler Refrigeration, Heatcraft Worldwide Refrigeration, Friga-Bohn, HK Refrigeration, Kirby, Lovelocks, Frigus-Bohn	526.4
Eliminations			(81.0)

		Total	$3,671.1

We were founded in 1895 in Marshalltown, Iowa when Dave Lennox, the owner of a machine repair business for the railroads, successfully developed and patented a riveted steel coal-fired furnace, which was substantially more durable than the cast iron furnaces used at that time. Manufacturing these furnaces grew into a significant business and was diverting the Lennox Machine Shop from its core focus. As a result, in 1904, a group of investors headed by D.W. Norris bought the furnace business and named it the Lennox Furnace Company. We reincorporated as a Delaware corporation in 1991 and completed our initial public offering in 1999. Over the years, D.W. Norris ensured ownership was distributed to succeeding generations of his family. We believe a significant portion of our outstanding common stock is currently broadly distributed among descendants of, or persons otherwise related to, D.W. Norris.

Products and Services

Residential Heating & Cooling

Heating & Cooling Products.  We manufacture and market a broad range of furnaces, air conditioners, heat pumps, packaged heating and cooling systems, replacement parts and related products for both the residential replacement and new construction markets in the United States and Canada. These products are available in a variety of designs and efficiency levels, and at a range of price points, intended to provide a complete line of home comfort systems. We believe that by maintaining a broad product line marketed under multiple brand names we can address different market segments and penetrate multiple distribution channels.

The “Lennox” and “Aire-Flo” brands are sold directly to a network of approximately 7,000 installing dealers, making us one of the largest wholesale distributors of residential heating and air conditioning products in North America. The “Armstrong Air,” “Ducane,” “AirEase,” “Concord,” “Magic-Pak” and “Advanced Distributor Products” brands are sold through third party distributors.

Our Advanced Distributor Products operation builds evaporator coils and air handlers under the “Advanced Distributor Products” brand as well as the “Lennox,” “Armstrong Air,” “AirEase,” “Concord” and “Ducane” brands. In addition to supplying us with components for our heating and cooling systems, Advanced Distributor Products produces evaporator coils to be used in connection with competitors’ heating and cooling products as an alternative to such competitors’ brand name components. We have achieved a significant share of the market for evaporator coils through the application of technological and manufacturing skills and customer service capabilities.

Hearth Products.  Our hearth products include prefabricated gas, wood burning and electric fireplaces, free standing pellet and gas stoves, fireplace inserts, gas logs and accessories. Many of the fireplaces are built with a blower or fan option and are efficient heat sources as well as attractive amenities to the home. We currently market our hearth products under the “Lennox,” “Superior,” “Whitfield,” “Country Stoves,” and “Security Chimneys” brand names.

Commercial Heating & Cooling

North America.  In North America, we sell unitary heating and cooling equipment used in light commercial applications, such as low-rise office buildings, restaurants, retail centers, churches and schools, as opposed to larger applied systems. Our product offerings for these applications include rooftop units ranging from two to 50 tons of cooling capacity and split system/air handler combinations, which range from 1.5 to 20 tons. These products are distributed primarily through commercial contractors. We believe the success of our products is attributable to their efficiency, design flexibility, low life cycle cost, ease of service and advanced control technology.

Europe.  In Europe, we manufacture and sell unitary products, which range from two to 30 tons, and applied systems with up to 500 tons of cooling capacity. Our European products consist of small package units, rooftop units, chillers, air handlers and fan coils that serve medium-rise commercial buildings, shopping malls, other retail and entertainment buildings, institutional applications and other field-engineered applications. We manufacture heating and cooling products in several locations in Europe and market these products through both direct and indirect distribution channels in Europe, Russia and the Middle East.

Service Experts

Approximately 120 Company-owned Service Experts dealer service centers provide installation, preventive maintenance, emergency repair and replacement of heating and cooling systems directly to residential and light commercial customers in metropolitan areas in the United States and Canada. In connection with these services, we sell a wide range of Company manufactured equipment, parts and supplies, as well as non-LII branded products from third parties. We focus primarily on service and replacement opportunities, which we believe are more stable and profitable than new construction in our Service Experts segment. We use a portfolio of management procedures and best practices, including standards of excellence for customer service, a training program for new general managers, common IT systems and financial controls, regional accounting centers and an inventory management program designed to enhance the quality, effectiveness and profitability of operations.

Refrigeration

We manufacture and market equipment for the global commercial refrigeration market through subsidiaries organized under the Heatcraft Worldwide Refrigeration name. These products are sold to distributors, installing contractors, engineering design firms, original equipment manufacturers and end users.

North America.  Our commercial refrigeration products for the North American market include condensing units, unit coolers, fluid coolers, air cooled condensers, compressor racks and air handlers. These products are sold for cold storage applications, primarily to preserve food and other perishables, and are used by supermarkets, convenience stores, restaurants, refrigerated warehouses and distribution centers. As part of the sale of commercial refrigeration products, we routinely provide application engineering for consulting engineers, contractors and others. We also sell products for non-cold storage applications, such as telecommunications and medical applications.

International.  In international markets, we manufacture and market refrigeration products including condensing units, unit coolers, air-cooled condensers, fluid coolers, compressor racks and small chillers. We have manufacturing locations in Europe, Australia, New Zealand, Brazil and China. We also own a 50% interest in a joint venture in Mexico that produces unit coolers and condensing units of the same design and quality as those manufactured by us in the United States. This venture produces a smaller range of products, and therefore the product line is complemented with imports from the United States, which are sold through the joint venture’s distribution network. We also own a 21.75% interest in a manufacturer in Thailand that produces compressors for use in our products as well as for other HVACR customers.

Business Strategy

Our business strategy includes both organic growth and acquisition initiatives, and capitalizes on our competitive strengths to improve profitability and expand market share in each of the HVACR markets we serve. The key elements of this strategy include:

Residential Heating & Cooling

•	introducing innovative new products, including a broader offering of Indoor Air Quality related products and services;

•	leveraging synergies in manufacturing and distribution across all residential business units;

•	expanding market share through increased sales in larger sunbelt markets; and

•	exploring acquisitions, joint ventures and strategic alliances to enhance capabilities, increase market penetration and expand product offerings.

Commercial Heating & Cooling

•	solidifying our position in the new construction market through continued focus on national accounts;

•	improving replacement sales by leveraging distribution capabilities to shorten delivery times and promoting planned replacement programs with national account customers;

•	expanding domestic manufacturing capacity to support continued sales growth;

•	increasing unitary product sales, rationalizing product lines and focusing on cost reduction and factory efficiency to improve profitability in Europe; and

•	exploring acquisitions, joint ventures and strategic alliances to enhance capabilities and extend product reach into segments adjacent to our core commercial heating, ventilation, and air conditioning (“HVAC”) markets.

Service Experts

•	promoting consumer equipment protection plans to strengthen relationships with homeowners;

•	employing a Customer Contact Center to improve in-coming call conversion rates;

•	utilizing wireless technology to increase the efficiency, productivity, and revenue potential of field service technicians; and

•	optimizing the performance of our dealer network by selectively expanding and/or rationalizing service centers.

Refrigeration

•	extending successful domestic business model and product knowledge into developing international markets;

•	leveraging internal and external intellectual property to drive innovation; and

•	exploring acquisitions, joint ventures and strategic alliances to enhance capabilities, expand geographic presence and extend product reach into segments adjacent to our core commercial refrigeration systems market.

Marketing and Distribution

We utilize multiple channels of distribution and offer different brands at various price points in order to better penetrate the HVACR markets. Our products and services are sold through a combination of distributors, independent and Company-owned dealer service centers, other installing contractors, wholesalers, manufacturers’ representatives, original equipment manufacturers and national accounts. Dedicated sales forces and manufacturers’ representatives are deployed across all of our business segments and brands in a manner designed to maximize their ability to service a particular distribution channel. To optimize enterprise-wide effectiveness, we have active cross-functional and cross-organizational teams coordinating approaches to pricing, product design, distribution and national account customers.

An example of the competitive strength of our marketing and distribution strategy is in the North American residential heating and cooling market in which we use three distinctly different distribution approaches: the one-step distribution system, the two-step distribution system and sales made directly to consumers. We distribute our “Lennox” and “Aire-Flo” brands in a one-step process directly to dealers that install these heating and cooling products. We distribute our “Armstrong Air,” “Ducane,” “AirEase,” “Concord,” Magic-Pak” and “Advanced Distributor Products” brands through the traditional two-step distribution process whereby we sell our products to distributors who, in turn, sell the products to installing contractors. In addition, we provide heating and cooling products and services directly to consumers through Company-owned Service Experts dealer service centers.

Over the years, the “Lennox” brand has become synonymous with “Dave Lennox,” a highly recognizable advertising icon in the heating and cooling industry. The “Dave Lennox” image is utilized in mass media advertising, as well as in numerous locally produced dealer advertisements, open houses and trade events.

Manufacturing

We operate manufacturing facilities in the United States and throughout the world. We have embraced lean-manufacturing principles, a manufacturing philosophy which reduces waste in manufactured products by shortening the timeline between the customer order and delivery, accompanied by initiatives to achieve high product quality across our manufacturing operations. In our facilities most impacted by seasonal demand, we manufacture both heating and cooling products to smooth seasonal production demands and maintain a relatively stable labor force. We are generally able to hire temporary employees to meet changes in demand.

Supply Chain Logistics

We rely on various suppliers to furnish the raw materials and components used in the manufacturing of our products. To maximize our buying effectiveness in the marketplace, we have developed a central strategic sourcing group that consolidates required purchases of materials, components and indirect items across business segments. The strategic sourcing group generally concentrates purchases for a given item with one or two suppliers, although we believe there are alternative suppliers for all of our key raw material and component needs. Compressors, motors and controls constitute our most significant component purchases, while steel, copper and aluminum account for the bulk of our raw material purchases. We own a 24.5% interest in a joint venture that manufactures compressors in the 1.5 to 6.5 horsepower range. This joint venture provides us with the majority of our domestic compressor requirements for our residential and commercial businesses.

In 2006, we created a centrally led business excellence program to drive improvements globally in the area of lean manufacturing and six sigma. Our business functions have been utilizing these tools independently. With the central focus, we will leverage the knowledge base from these tools and expand the program to include programs in all of our transactional areas.

We drive cross business improvements in supply chain through an order fulfillment council. This council focuses on improvements in processes from the time an order is taken until a product is delivered to the customer.

Research and Development and Technology

An important part of our growth strategy is continued investment in research and product development to both develop new products as well as make improvements to existing product lines. As a result, we spent an aggregate of $42.2 million, $40.3 million and $37.6 million on research and development during 2006, 2005 and 2004, respectively. We operate a global engineering council that focuses on product development innovation and process improvements.

Intellectual property and innovative designs are leveraged across our businesses. We leverage product development cycle time improvement and product data management to drive key programs to market more rapidly. Advanced, commercially available computer-aided design, computer-aided manufacturing, computational fluid dynamics and other sophisticated software are used not only to streamline the design and manufacturing processes, but also to run complex computer simulations on a product design before a working prototype is created.

We operate a full line of metalworking equipment and advanced laboratories certified by applicable industry associations.

Seasonal Nature of Business

Our sales and related segment profit tend to be seasonally higher in the second and third quarters of the year because, in the U.S. and Canada, summer is the peak season for sales of air conditioning equipment and services.

Patents and Trademarks

We hold numerous patents that relate to the design and use of our products. We consider these patents important, but no single patent is material to the overall conduct of our business. Our policy is to obtain and protect patents whenever such action would be beneficial. We own or license several trademarks we consider important in the marketing of our products, including Lennox®, Armstrong Airtm, Ducanetm, Allied Commercialtm, Advanced Distributor Products®, Aire-Flotm, AirEase®, Concord®, Magic-Pak®, Superior®, Whitfield®, Earth Stovetm, Security Chimneystm, Country Stovestm, Service Experts®, Bohn®, Larkintm, Climate Controltm, Chandler Refrigeration®, Kirbytm, Heatcraft Worldwide Refrigerationtm, Lovelockstm, HK Refrigerationtm, Frigus-Bohntm and Friga-Bohntm. These trademarks have no fixed expiration date and we believe our rights in these trademarks are adequately protected.

Competition

Substantially all markets in which we participate are highly competitive. The most significant competitive factors we face are product reliability, product performance, service and price, with the relative importance of these factors varying among our businesses. In our Service Experts segment, we face competition from independent dealers, as well as dealers owned by utility companies. Listed below are some of the companies we view as significant competitors in the three other segments we serve, with relevant brand names, when different than the company name, shown in parentheses.

•	Residential Heating & Cooling — United Technologies Corp. (Carrier, Bryant, Tempstar, Comfortmaker, Heil, Arcoaire, Keeprite); Goodman Global, Inc. (Goodman, Amana); American Standard Companies Inc. (Trane); Paloma Co., Ltd. (Rheem, Ruud); Johnson Controls, Inc. (York, Weatherking); Nordyne (Westinghouse, Frigidaire, Tappan, Philco, Kelvinator, Gibson); HNI Corporation (Heatilator, Heat-n-Glo); and CFM Corporation (Majestic).

•	Commercial Heating & Cooling — United Technologies Corp. (Carrier); American Standard Companies Inc. (Trane); Johnson Controls, Inc. (York); AAON, Inc.; and Daikin Industries, Ltd. (McQuay).

•	Refrigeration — United Technologies Corp. (Carrier); Ingersoll-Rand Company Limited (Hussmann); Tecumseh Products Company; and Emerson Electric Co. (Copeland).

Employees

As of December 31, 2006, we employed approximately 16,000 employees, of whom approximately 5,000 were salaried and 11,000 were hourly. The number of hourly workers we employ may vary in order to match our labor needs during periods of fluctuating demand. Approximately 3,600 employees are represented by unions. We believe our relationships with our employees and with the unions representing our employees are generally good and we do not anticipate any material adverse consequences resulting from negotiations to renew any collective bargaining agreements.

Environmental Regulation

Our operations are subject to evolving and often increasingly stringent international, federal, state, and local laws and regulations concerning the environment. Environmental laws that affect or could affect our domestic operations include, among others, the National Appliance Energy Conservation Act of 1987, as amended (“NAECA”), the Energy Policy Act, the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act, the National Environmental Policy Act, the Toxic Substances Control Act, any regulations promulgated under these acts and various other international, federal, state and local laws and regulations governing environmental matters. We believe we are in substantial compliance with such existing environmental laws and regulations and do not expect that any compliance measures taken by us will have a material effect on our capital expenditures, earnings or competitive position in fiscal 2007.

Energy Efficiency.  We are subject to appliance efficiency regulations promulgated under NAECA and various state regulations concerning the energy efficiency of our products. As of January 23, 2006, all residential central air conditioners manufactured in the United States must comply with a minimum 13 seasonal energy efficiency rating, or “SEER,” standard under NAECA. We have successfully developed energy-efficient products that meet this standard. The U.S. Department of Energy is currently revising the national residential furnace standard. We have established a process that will allow us to offer new products that meet or exceed these new national standards well in advance of the new standards implementation. Similar new standards are being promulgated for commercial air conditioning and refrigeration equipment. We are actively involved in the development of these new standards and believe we are prepared to have product in place in advance of the implementation of all such regulations being considered by the U.S. Department of Energy.

Refrigerants.  The use of hydrochlorofluorocarbons, or “HCFCs,” as a refrigerant for air conditioning and refrigeration equipment is common practice in the HVACR industry. However, international and country specific regulations require the use of certain substances deemed to be ozone depleting, including HCFCs, to be phased out over a particular period of time. Under the Clean Air Act and implementing regulations, the use of all HCFCs in new equipment within the U.S. must be phased out by 2010. We, together with major chemical manufacturers, are reviewing and addressing the potential impact of these regulations on our product offerings and have developed and continue to develop new products that replace the use of HCFCs with the widely accepted Hydroflurocarbons, or “HFCs,” and other approved substitutes. We have been an active participant in the ongoing international dialogue on this subject and believe we are well positioned to react in a timely manner to any changes in the regulatory landscape. In addition, we are taking proactive steps to implement responsible use principles and guidelines with respect to limiting refrigerants from escaping into the atmosphere throughout the life span of HVACR equipment.

Remediation Activity.  In addition to affecting our ongoing operations, applicable environmental laws can impose obligations to remediate hazardous substances at our properties, at properties formerly owned or operated by us and at facilities to which we have sent or send waste for treatment or disposal. We are aware of contamination at some of our facilities; however, based on facts presently known, we do not believe that any future remediation costs at such facilities will be material to our results of operations. At one site located in Brazil, we are currently evaluating the remediation efforts that may be required by applicable environmental laws related to the release of certain hazardous materials. We currently believe that the release of the hazardous materials occurred over an extended period of time, including a time when we did not own the site. We plan to complete additional assessments of the site by the second quarter of 2007 in order to help determine the possible remediation activities that may be conducted at this site. Once the site assessments are completed and the possible remediation activities are known, approval of the remediation plan by local governmental authorities will be required before such activities can begin. We believe that containment is one of the several viable options in order to comply with local regulatory standards. For more information see Note 13 in the Notes to our Consolidated Financial Statements.

We have received notices in the past that we are a potentially responsible party along with other potentially responsible parties in Superfund proceedings under the Comprehensive Environmental Response, Compensation and Liability Act for cleanup of hazardous substances at certain sites to which the potentially responsible parties are alleged to have sent waste. Based on the facts presently known, we do not believe environmental cleanup costs associated with any Superfund sites where we have received notice that we are a potentially responsible party will be material.

European WEEE and RoHS Compliance.  In the European marketplace, electrical and electronic equipment is required to comply with the Directive on Waste Electrical and Electronic Equipment (“WEEE”) and the Directive on Restriction of Use of Certain Hazardous Substances (“RoHS”). WEEE aims to prevent waste by encouraging reuse and recycling and RoHS restricts the use of six hazardous substances in electrical and electronic products. All HVACR products and certain components of such products “put on the market” in the EU (whether or not manufactured in the EU) are potentially subject to WEEE and RoHS. Because all HVACR manufacturers selling within or from the EU are subject to the standards promulgated under WEEE and RoHS, we believe that neither WEEE nor RoHS uniquely impact us as compared to such other manufacturers. Similar directives are being introduced in other parts of the world, including the United States. For example, California, China and Japan have all adopted unique versions of RoHS possessing similar intent. We are actively monitoring the development of such directives and believe we are well positioned to comply with such directives in the required time frames.

Available Information

Our web site address is www.lennoxinternational.com. We make available, free of charge through this web site, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”).

Certifications

We submitted the 2006 New York Stock Exchange (the “NYSE”) Annual CEO Certification regarding our compliance with the NYSE’s corporate governance listing standards to the NYSE on May 19, 2006.

The certifications of our Chief Executive Officer and Chief Financial Officer pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002 are filed and furnished, respectively, as exhibits to this Annual Report on Form 10-K.

Executive Officers of the Company

Our executive officers, their present positions and their ages are as follows:

Name	Age	Position

Robert E. Schjerven	64	Chief Executive Officer
Harry J. Ashenhurst, Ph.D	58	Executive Vice President and Chief Administrative Officer
Harry J. Bizios	56	Executive Vice President and President and Chief Operating Officer, LII Commercial Heating & Cooling
Scott J. Boxer	56	Executive Vice President and President and Chief Operating Officer, Service Experts
Susan K. Carter	48	Executive Vice President and Chief Financial Officer
Linda A. Goodspeed	45	Executive Vice President and Chief Supply Chain, Logistics, and Technology Officer
David W. Moon	45	Executive Vice President and President and Chief Operating Officer, LII Worldwide Refrigeration
William F. Stoll, Jr.	58	Executive Vice President, Chief Legal Officer and Secretary
Douglas L. Young	44	Executive Vice President and President and Chief Operating Officer, LII Residential Heating & Cooling
Roy A. Rumbough, Jr.	51	Vice President, Controller and Chief Accounting Officer

The following biographies describe the business experience of our executive officers:

Robert E. Schjerven was named our Chief Executive Officer in 2001 and has served on the Board of Directors since that time. Prior to his appointment as Chief Executive Officer, he served as our Chief Operating Officer in 2000 and as President and Chief Operating Officer of Lennox Industries Inc., one of our subsidiaries, from 1995 to 2000. He joined us in 1986 as Vice President of Marketing and Engineering of Heatcraft Inc., one of our subsidiaries. From 1988 to 1991, he held the position of Vice President and General Manager of Heatcraft. From 1991 to 1995, he served as President and Chief Operating Officer of Armstrong Air Conditioning Inc., one of our former subsidiaries. Mr. Schjerven spent the first 20 years of his career with The Trane Company, an international manufacturer and marketer of HVAC systems, and McQuay-Perfex Inc. As announced in September 2006, Mr. Schjerven has advised us of his intention to retire from his duties as Chief Executive Officer by mid-2007. We are conducting an internal and external search for Mr. Schjerven’s successor.

Harry J. Ashenhurst, Ph.D. was appointed our Chief Administrative Officer in 2000. Dr. Ashenhurst joined us in 1989 as Vice President of Human Resources, was named our Executive Vice President, Human Resources in 1990 and in 1994 became Executive Vice President, Human Resources and Administration and assumed responsibility for the public relations and communications and aviation departments. Dr. Ashenhurst is also responsible for risk management, corporate safety, facilities and government affairs. From June 2005 to August 2006, Dr. Ashenhurst assumed additional responsibilities as interim President and Chief Operating Officer of our Worldwide Refrigeration business. Prior to joining us, Dr. Ashenhurst worked as an independent management consultant with the consulting firm of Roher, Hibler and Replogle.

Harry J. Bizios was appointed Executive Vice President and President and Chief Operating Officer of our Commercial Heating & Cooling segment in October 2006. Mr. Bizios had previously served as Vice President and General Manager, Worldwide Commercial Systems since 2005 and as Vice President and General Manager of Lennox North American Commercial Products from 2003 to 2005. Mr. Bizios began his career with us in 1976 as an industrial engineer at our manufacturing facility in Marshalltown, Iowa and was promoted to Production Manager in 1980 and Factory Manager in 1986. He was next promoted to Vice President of Operations at Armstrong Air

Conditioning Inc., one of our former subsidiaries, in 1989. In 1991, Mr. Bizios was appointed Vice President of Manufacturing for Lennox Industries Inc., one of our subsidiaries, and served as Vice President and General Manager of Lennox Industries Commercial from June 1998 to 2003.

Scott J. Boxer joined us in 1998 as Executive Vice President, Lennox Global Ltd., one of our subsidiaries, and President, European Operations. He was appointed President of Lennox Industries Inc., one of our subsidiaries, in 2000 and was named President and Chief Operating Officer of our Service Experts segment in July 2003. Prior to joining us, Mr. Boxer spent 26 years with York International Corporation, a HVACR manufacturer, in various roles, including President, Unitary Products Group Worldwide, where he reported directly to the Chairman of that company and directed residential and light commercial heating and air conditioning operations worldwide. Mr. Boxer previously served as an Executive Board Member of the Air-Conditioning & Refrigeration Institute and is currently Chairman of the Board of Trustees of North American Technical Excellence, Inc.

Susan K. Carter was appointed our Executive Vice President and Chief Financial Officer in August 2004. Ms. Carter also served as our Treasurer from August 2004 through September 2005. Prior to joining us, Ms. Carter was Vice President of Finance and Chief Accounting Officer of Cummins, Inc., a global power leader and manufacturer of engines, electric power generation systems, and engine-related products from 2002 to 2004. From 1996 to 2002, Ms. Carter served as Vice President and Chief Financial Officer of Transportation & Power Systems and held other senior financial management positions at Honeywell, Inc., formerly AlliedSignal, Inc. She also previously served in senior financial management positions at Crane Co. and DeKalb Corporation. Ms. Carter currently serves on the Board of Directors of Lyondell Chemical Company.

Linda A. Goodspeed was appointed our Executive Vice President and Chief Supply Chain, Logistics and Technology Officer (formerly known as “Chief Technology Officer”) in September 2001. Prior to joining us, Ms. Goodspeed served as President and Chief Operating Officer of Partminer, Inc., a privately held electronics business-to-business supply chain parts and service company from 2000 to 2001. Beginning her career in engineering with Ford Motor Company in 1984, Ms. Goodspeed moved to Nissan research and development in 1989 and joined the Appliance division of General Electric Company (“GE”) in 1996. She became GE’s Range Product Development Manager in 1997 and was promoted to Product General Manager in 1999. She also became General Manager in 1999 for Six Sigma, managing a team of 160 GE quality leaders spanning operations across the company. Ms. Goodspeed currently serves as a member of the Board of Directors of Columbus McKinnon Corporation and American Electric Power Company Inc.

David W. Moon was appointed Executive Vice President and President and Chief Operating Officer of our Worldwide Refrigeration business in August 2006. Mr. Moon had previously served as Vice President and General Manager of Worldwide Refrigeration, Americas Operations since July 2002. Prior to serving in that position, he served as Managing Director in Australia beginning in July 1999, where his responsibilities included heat transfer manufacturing and distribution, refrigeration wholesaling and manufacturing, and HVAC manufacturing and distribution in Australia and New Zealand. Mr. Moon originally joined us in 1998 as Operations Director, Asia Pacific. Prior to that time, Mr. Moon held various management positions at Allied Signal, Inc., Case Corporation, and Tenneco Inc. in the United States, Hong Kong, Taiwan and Germany.

William F. Stoll, Jr. became our Executive Vice President, Chief Legal Officer and Secretary in March 2004. Prior to that time, Mr. Stoll served as Executive Vice President and Chief Legal Officer of Borden, Inc. from 1996 to 2003. Prior to his career with Borden, Inc., he worked for 21 years with Westinghouse Electric Corporation, becoming Vice President and Deputy General Counsel in 1993.

Douglas L. Young was appointed Executive Vice President and President and Chief Operating Officer of our Residential Heating & Cooling segment in October 2006. Mr. Young had previously served as Vice President and General Manager of North American Residential Products since 2003 and as Vice President and General Manager of Lennox North American Residential Sales, Marketing, and Distribution from August 1999 to 2003. Prior to his career with us, Mr. Young was employed in the Appliances division of GE, where he held various management positions in sales, marketing, and international and consumer services, before serving as General Manager of Marketing for GE Appliance division’s $3 billion retail group from 1997 to 1999 and as General Manager of Strategic Initiatives in 1999.

Roy A. Rumbough, Jr. was appointed our Vice President, Controller and Chief Accounting Officer in July 2006. Prior to joining us, Mr. Rumbough served as Vice President, Corporate Controller of Maytag Corporation (“Maytag”), a position he held since June 2002. From 1998 to June 2002, Mr. Rumbough served as VP Controller of Blodgett Corporation, a portfolio of foodservice equipment companies and former affiliate of Maytag. Mr. Rumbough’s career at Maytag spanned 17 years and included internal audit, financial planning and analysis, and business unit controller roles. Prior to his career at Maytag, Mr. Rumbough worked for Deloitte and Touche, LLP.

Item 1A.	Risk Factors

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on information currently available to management as well as management’s assumptions and beliefs. All statements, other than statements of historical fact, included in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements identified by the words “may,” “will,” “should,” “plan,” “predict,” “anticipate,” “believe,” “intend,” “estimate” and “expect” and similar expressions. Such statements reflect our current views with respect to future events, based on what we believe are reasonable assumptions; however, such statements are subject to certain risks and uncertainties. In addition to the specific uncertainties discussed elsewhere in this Annual Report on Form 10-K, the risk factors set forth below may affect our performance and results of operations. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those in the forward-looking statements. We disclaim any intention or obligation to update or review any forward-looking statements or information, whether as a result of new information, future events or otherwise.

Risk Factors

The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. We believe these are the principal material risks currently facing our business; however, additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected.

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

For some of our HVAC products, we provide warranty terms ranging from one to 20 years to customers for certain components such as compressors or heat exchangers. For select products, we have provided lifetime warranties for heat exchangers. Warranties of such extended lengths pose a risk to us as the future costs may exceed our current estimates of those costs. Warranty expense is recorded on the date that revenue is recognized and requires significant assumptions about what costs will be incurred in the future. We may be required to record material adjustments to accruals and expense in the future if actual costs for these warranties are different than our assumptions.

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

We May Not be Able to Compete Favorably in the Highly Competitive HVACR Business.

Substantially all of the markets in which we operate are highly competitive. The most significant competitive factors we face are product reliability, product performance, service and price, with the relative importance of these factors varying among our product lines. Other factors that affect competition in the HVACR market include the development and application of new technologies, an increasing emphasis on the development of more efficient HVACR products, and new product introductions. The establishment of manufacturing in low cost countries could also provide cost advantages to existing and emerging competitors. Our competitors may have greater financial resources than we have, allowing them to invest in more extensive research and development and/or marketing activity. In addition, our Service Experts segment faces competition from independent dealers and dealers owned by utility companies and other consumer service providers, some of whom may be able to provide their products or services at lower prices than we can. We may not be able to compete successfully against current and future competitors and current and future competitive pressures may cause us to reduce our prices or lose market share, or could negatively affect our cash flow, which could have an adverse effect on our future financial results.

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

In the manufacture of our products, we depend on raw materials, such as steel, copper and aluminum, and components purchased from third parties. We generally concentrate purchases for a given raw material or component with one or two suppliers. Although we believe there are alternative suppliers for all of our key raw material and component needs, if a supplier is unable or unwilling to meet our supply requirements, we could experience supply interruptions or cost increases, either of which could have an adverse effect on our gross profit. In addition, although we regularly pre-purchase a portion of our raw materials at fixed prices each year to hedge against price increases, a large increase in raw materials prices could significantly increase our cost of goods sold and negatively impact our margins if we are unable to effectively pass such price increases on to our customers. Alternatively, if we increase our prices in response to increases in the prices or quantities of raw materials or components we require or encounter significant supply interruptions, our competitive position could be adversely effected, which may result in depressed sales.

Because a Significant Percentage of Our Workforce is Unionized, We Face Risks of Work Stoppages and  Other Labor Relations Problems.

As of December 31, 2006, approximately 23% of our workforce was unionized. As we expand our operations, we may be subject to increased unionization of our workforce. While we believe our relationships with the unions representing our employees are generally good, the results of future negotiations with these unions and the effects of any production interruptions or labor stoppages could have an adverse effect on our financial results.

We are Subject to Litigation and Environmental Regulations that Could Have an Adverse Effect on Our  Results of Operations.

We are involved in various claims and lawsuits incidental to our business, including those involving product liability, labor relations and environmental matters, some of which claim significant damages. Given the inherent uncertainty of litigation, we cannot be certain that existing litigation or any future adverse developments will not have a material adverse impact on our financial condition. In addition, we are subject to extensive and changing federal, state and local laws and regulations designed to protect the environment including, among others, the National Appliance Energy Conservation Act of 1987, as amended, the Energy Policy Act, the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act, the National Environmental Policy Act, the Toxic Substances Control Act, any regulations promulgated under these acts and various other international, federal, state and local laws and regulations governing environmental matters. These laws and regulations could impose liability for remediation costs and civil or criminal penalties in cases of non-compliance. Compliance with environmental laws increases our costs of doing business. Because these laws are subject to frequent change, we are unable to predict the future costs resulting from environmental compliance.

Any Future Determination that a Significant Impairment of the Value of Our Goodwill Intangible Asset  has Occurred Could Have a Material Adverse Affect on Our Results of Operations.

As of December 31, 2006, we had goodwill, net of accumulated amortization, of approximately $239.8 million on our Consolidated Balance Sheet. Any future determination that a significant impairment of the value of goodwill has occurred would require a write-down of the impaired portion of unamortized goodwill to fair value, which would reduce our assets and stockholders’ equity and could have a material adverse affect on our results of operations.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following chart lists our principal domestic and international manufacturing, distribution and office facilities as of February 15, 2007 and indicates the business segment that uses such facilities, the approximate size of such facilities and whether such facilities are owned or leased:

Location	Segment	Approx. Sq. Ft.	Owned/Leased
		(In thousands)

Richardson, TX	Headquarters	311	Owned & Leased
Marshalltown, IA	Residential Heating & Cooling	1,300	Owned & Leased
Blackville, SC	Residential Heating & Cooling	375	Owned
Orangeburg, SC	Residential Heating & Cooling	559	Owned
Columbia, SC	Residential Heating & Cooling	63	Leased
Grenada, MS	Residential Heating & Cooling	300	Leased
Union City, TN	Residential Heating & Cooling	295	Owned
Lynwood, CA	Residential Heating & Cooling	200	Leased
Laval, Canada	Residential Heating & Cooling	152	Owned
Des Moines, IA	Residential & Commercial Heating & Cooling	352	Leased
Stuttgart, AR	Commercial Heating & Cooling	530	Owned
Prague, Czech Republic	Commercial Heating & Cooling	161	Owned
Longvic, France	Commercial Heating & Cooling	133	Owned
Mions, France	Commercial Heating & Cooling	129	Owned
Danville, IL	Refrigeration	322	Owned
Tifton, GA	Refrigeration	232	Owned
Stone Mountain, GA	Refrigeration	145	Owned
Milperra, Australia	Refrigeration	830	Owned
Genas, France	Refrigeration	172	Owned
San Jose dos Campos, Brazil	Refrigeration	160	Owned
Auckland, New Zealand	Refrigeration	110	Owned
Carrollton, TX	Research and Development facility	130	Owned

Additional manufacturing, distribution and office facilities include the following:

Location	Segment	Approx. Sq. Ft.	Owned/Leased
		(In thousands)

Auburn, WA	Residential Heating & Cooling	80	Leased
Orange, CA	Residential Heating & Cooling	67	Leased
Burgos, Spain	Commercial Heating & Cooling	71	Owned
Barcelona, Spain	Refrigeration	65	Leased
Krunkel, Germany	Refrigeration	48	Owned
Wuxi, China	Refrigeration	23	Owned

In addition to the properties described above, we lease over 100 facilities in the United States for use as sales and service offices and district warehouses and additional facilities worldwide for use as sales and service offices and regional warehouses. The majority of our Service Experts’ service center facilities are leased. We routinely evaluate our production facilities to ensure adequate capacity, effective cost structure, and consistency with our business strategy. We believe that our properties are in good condition, suitable and adequate for their present requirements and that our principal plants are generally adequate to meet our production needs.

In February 2006, Allied Air Enterprises, a division of our Residential Heating & Cooling segment, announced that we commenced plans to close our facility and current operations in Bellevue, Ohio. The consolidation has been a phased process expected to be completed by the end of the first quarter of fiscal 2007.

Item 3.	Legal Proceedings

We are involved in various claims and lawsuits incidental to our business. As previously reported, in January 2003, we, along with one of our subsidiaries, Heatcraft Inc., were named in the following lawsuits in connection with our former heat transfer operations:

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

On behalf of approximately 100 plaintiffs, the lawsuits allege personal injury resulting from alleged emissions of trichloroethylene, dichloroethylene, and vinyl chloride and other unspecified emissions from the South Plant in Grenada, Mississippi, previously owned by Heatcraft Inc. Each plaintiff seeks to recover actual and punitive damages. On our motion to transfer venue, two of the four lawsuits (Booker and Crowder) were ordered severed and transferred to Grenada County by the Mississippi Supreme Court, requiring plaintiffs’ counsel to maintain a separate lawsuit for each of the individual plaintiffs named in these suits. To our knowledge, as of February 15, 2007, plaintiffs’ counsel has requested the transfer of files regarding five individual plaintiffs from the Booker case and five individual plaintiffs from the Crowder case. While at this time, only the Booker and Crowder cases have been ordered severed and transferred by the Mississippi Supreme Court, we expect the Beck and Brown cases to be transferred, as well, in the near future. It is not possible to predict with certainty the outcome of these matters or an estimate of any potential loss. Based on present knowledge, we believe that it is unlikely that any final resolution of these matters will result in a material liability.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders during the fourth quarter of fiscal 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price for Common Stock

Our common stock is listed for trading on the New York Stock Exchange under the symbol “LII.” The high and low sales prices for our common stock for each quarterly period during 2006 and 2005 were as follows:

	Price Range Per Common Share
	2006		2005
	High	Low	High	Low

First Quarter	$32.63	$27.90	$22.99	$19.33
Second Quarter	34.76	22.92	22.41	18.65
Third Quarter	26.68	21.15	27.42	20.50
Fourth Quarter	31.39	22.44	30.60	24.81

Dividends

During 2006 and 2005, we declared quarterly cash dividends as set forth below:

	Dividends Per
	Common Share
	2006	2005

First Quarter	$0.11	$0.10
Second Quarter	0.11	0.10
Third Quarter	0.11	0.10
Fourth Quarter	0.13	0.11

Fiscal Year	$0.46	$0.41

The amount and timing of dividend payments are determined by our Board of Directors and subject to certain restrictions under our credit agreements. As of the close of business on February 15, 2007, there were approximately 812 record holders of our common stock.

In December 2006, our Board of Directors voted to increase the quarterly cash dividend 18%, from $0.11 per share of common stock to $0.13 per share of common stock.

Comparison of Total Stockholder Return

The following performance graph compares our cumulative total returns with the cumulative total returns of the Standard & Poor’s Small-Cap 600 Index and a peer group of U.S. industrial manufacturing and service companies in the heating, ventilation, air conditioning and refrigeration businesses from December 31, 2001 through December 31, 2006. The graph assumes that $100 was invested on December 31, 2001, with dividends reinvested. Peer group returns are weighted by market capitalization. Our peer group includes AAON, Inc., American Standard Companies Inc., Comfort Systems USA, Inc., Goodman Global, Inc., and Watsco, Inc.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2006

Our Purchase of LII Equity Securities

On September 19, 2005, we announced that the Board of Directors authorized a stock repurchase program, pursuant to which we may repurchase up to 10,000,000 shares of our common stock, from time to time, through open market-purchases (the “2005 Stock Repurchase Program”). Prior to October 1, 2006, we had repurchased 5,194,741 shares of common stock under the 2005 Stock Repurchase Program. In the fourth quarter of 2006, we made the following repurchases of common stock under the 2005 Stock Repurchase Program:

			Total Number of	Maximum Number
	Total		Shares Purchased as	of Shares that may
	Number of	Average Price	Part of Publicly	yet be Purchased
	Shares	Paid Per Share	Announced Plans or	Under the Plans or
Period	Purchased(1)	(including fees)(1)	Programs	Programs

October 1 through October 31	1,151	$26.08	—	4,805,259
November 1 through November 30	1,172,630	$27.71	1,162,300	3,642,959
December 1 through December 31(2)	66,832	$31.04	—	3,642,959

Total	1,240,613	$27.88	1,162,300	3,642,959

(1)	In addition to purchases under the 2005 Stock Repurchase Program, this column reflects the surrender to us of an aggregate of 78,313 shares of common stock to satisfy tax withholding obligations in connection with the exercise of stock appreciation rights and the vesting of restricted stock awards.

(2)	All purchases during the month of December were settled in December 2006 but traded in November 2006.

Item 6.	Selected Financial Data (unaudited)

The table below shows selected financial data for the five years ended December 31, 2006:

	For the Years Ended December 31,
	2006	2005	2004	2003	2002
		(In millions, except per share data)

Statements of Operations Data
Net Sales	$3,671.1	$3,366.2	$2,982.7	$2,789.9	$2,727.4
Operational Income (Loss) From Continuing Operations	222.4	253.4	(36.6)	157.8	101.3
Income (Loss) From Continuing Operations	166.0	152.1	(93.5)	86.7	(209.5)
Net Income (Loss)	166.0	150.7	(134.4)	86.4	(203.5)
Diluted Earnings (Loss) Per Share From Continuing Operations	2.26	2.13	(1.56)	1.36	0.66
Dividends Per Share	0.46	0.41	0.385	0.38	0.38
Other Data
Capital Expenditures	$73.8	$63.3	$40.3	$39.7	$22.4
Research and Development Expenses	42.2	40.3	37.6	38.0	38.2
Balance Sheet Data at Period End
Total Assets	$1,719.8	$1,737.6	$1,518.6	$1,720.1	$1,510.9
Total Debt	109.2	120.5	310.5	362.3	379.9
Stockholders’ Equity	804.4	794.4	472.9	577.7	433.6

In 2004, we recorded a non-cash goodwill impairment charge of $208.0 million, which is included as a component of operating income in the accompanying Consolidated Statements of Operations. Upon the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), on January 1, 2002, we recorded a $283.7 million ($247.9 million, net of tax) goodwill impairment charge. See further discussion in Note 2 in the Notes to our Consolidated Financial Statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We participate in four reportable business segments of the HVACR industry. The first reportable segment is Residential Heating & Cooling, in which we manufacture and market a full line of heating, air conditioning and hearth products for the residential replacement and new construction markets in the United States and Canada. The second reportable segment is Commercial Heating & Cooling, in which we primarily manufacture and sell rooftop products and related equipment for light commercial applications in the United States and Canada and primarily rooftop products, chillers and air handlers in Europe. The third reportable segment is Service Experts, which includes sales, installation, maintenance, and repair services for HVAC equipment in the United States and Canada. The fourth reportable segment is Refrigeration, in which we manufacture and sell unit coolers, condensing units and other commercial refrigeration products in the United States and international markets.

Our products and services are sold through a combination of distributors, independent and Company-owned dealer service centers, other installing contractors, wholesalers, manufacturers’ representatives, original equipment manufacturers and national accounts. The demand for our products and services is seasonal and dependent on the weather. Hotter than normal summers generate strong demand for replacement air conditioning and refrigeration products and services and colder than normal winters have the same effect on heating products and services. Conversely, cooler than normal summers and warmer than normal winters depress HVACR sales and services. In addition to weather, demand for our products and services is influenced by national and regional economic and demographic factors, such as interest rates, the availability of financing, regional population and employment trends, new construction, general economic conditions and consumer confidence.

The principal elements of cost of goods sold in our manufacturing operations are components, raw materials, factory overhead, labor and estimated costs of warranty expense. In our Service Experts segment, the principal components of cost of goods sold are equipment, parts and supplies and labor. The principal raw materials used in our manufacturing processes are steel, copper and aluminum. Higher prices for these commodities and related components continue to present a challenge to us and the HVACR industry in general. We partially mitigated the impact of higher commodity prices in 2006 and 2005 through a combination of price increases, commodity contracts, improved production efficiency and cost reduction initiatives.

We estimate approximately 30% of the sales of our Residential Heating & Cooling segment is for new construction, with the balance attributable to repair, retrofit and replacement. With the current downturn in residential new construction activity, we are seeing a decline in the demand for the products and services we sell into this market.

Our fiscal year ends on December 31 and our interim fiscal quarters are each comprised of 13 weeks. For convenience, throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the 13-week periods comprising each fiscal quarter are denoted by the last day of the calendar quarter.

Results of Operations

Overview of 2006 Results

•	Consolidated net sales increased 9.1% in 2006 as compared to the prior year primarily due to price increases and a higher average price point for residential HVAC products that comply with the NAECA 13 SEER energy efficiency standard. Net sales increased across all of our segments.

•	Operational income from continuing operations was $222.4 million in 2006 as compared to $253.4 million in 2005 as higher commodity costs and increased selling, general and administrative (“SG&A”) costs more than offset the favorable impact of increased net sales.

•	Net income for 2006 increased to $166.0 million from $150.7 million in 2005 primarily due to lower income taxes in 2006.

•	Net cash provided by operating activities decreased to $199.7 million for 2006 as compared to $228.7 million for 2005 primarily due to an increase in working capital in 2006.

•	We paid $163.4 million to repurchase shares of common stock and paid cash dividends of $31.3 million to our stockholders in 2006.

•	We recorded an adjustment in the fourth quarter to decrease retained earnings as of January 1, 2006 by $12.4 million for errors in estimates associated with pre-existing product warranty liabilities under the provisions of Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”).

The following table presents certain information concerning our financial results, including information presented as a percentage of net sales (dollars in millions):

	For the Years Ended December 31,
	2006		2005		2004
	Dollars	Percent	Dollars	Percent	Dollars	Percent

Net sales	$3,671.1	100.0%	$3,366.2	100.0%	$2,982.7	100.0%
Cost of goods sold	2,515.9	68.5	2,258.2	67.1	1,985.2	66.6

Gross profit	1,155.2	31.5	1,108.0	32.9	997.5	33.4
Selling, general and administrative expenses	973.2	26.5	916.6	27.2	835.2	28.0
(Gains), losses and other expenses, net	(45.7)	(1.2)	(50.2)	(1.5)	—	—
Restructuring charges	13.3	0.4	2.4	0.1	—	—
Goodwill impairment	—	—	—	—	208.0	7.0
Equity in earnings of unconsolidated affiliates	(8.0)	(0.2)	(14.2)	(0.4)	(9.1)	(0.3)

Operational income (loss) from continuing operations	$222.4	6.0%	$253.4	7.5%	$(36.6)	(1.3)%

Loss from discontinued operations	$—	—%	$1.4	—%	$40.9	1.4%

Net income (loss)	$166.0	4.5%	$150.7	4.5%	$(134.4)	(4.5)%

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005 — Consolidated Results

Net Sales

Net sales increased $304.9 million, or 9.1%, to $3,671.1 million for the year ended December 31, 2006 from $3,366.2 million for the year ended December 31, 2005. The increase in net sales was primarily due to increased prices in response to an increase in commodity costs across our segments in 2006. Additionally, net sales increased as we sold more expensive HVAC products meeting the NAECA 13 SEER energy efficiency standard. The favorable impact of foreign currency translation increased net sales by $25.1 million.

Gross Profit

Gross profit was $1,155.2 million for the year ended December 31, 2006 compared to $1,108.0 million for the year ended December 31, 2005, an increase of $47.2 million. Gross profit margin declined to 31.5% for the year ended December 31, 2006 from 32.9% in 2005. The decline in gross profit margin is largely due to an increase in costs for commodities and related components experienced by our manufacturing businesses for the year ended December 31, 2006 as compared to 2005. Margins were also impacted as a higher proportion of our sales came from more price competitive markets.

Our gross profit margin may not be comparable to the gross profit margin of other entities because some entities include all of the costs related to their distribution network in cost of goods sold, whereas we exclude a portion of such costs from gross profit margin and record them in SG&A instead. For more information see Note 2 in the Notes to our Consolidated Financial Statements.

Selling, General and Administrative Expenses

SG&A expenses increased $56.6 million, or 6.2%, in 2006. Higher SG&A costs are attributable to an incremental increase of approximately $50 million in higher distribution and selling expenses in 2006. Selling and distribution costs increased due to shipping larger HVAC products meeting the NAECA 13 SEER energy efficiency standard and in correlation with increased volumes stemming from our strategic growth initiatives. As a percentage of total net sales, SG&A expenses declined to 26.5% for the year ended December 31, 2006 from 27.2% for the year ended December 31, 2005.

(Gains), Losses, and Other Expenses, net

(Gains), losses and other expenses, net for the year ended December 31, 2006 includes the following (in millions):

Realized (gains) on settled futures contracts	$(66.0)
Unrealized losses (gains) on open futures contracts	20.8
Other items, net	(0.5)

(Gains), losses and other expenses, net	$(45.7)

Restructuring Charges

Restructuring charges increased by $10.9 million to $13.3 million for the year ended December 31, 2006 from $2.4 million for the year ended December 31, 2005. Restructuring charges incurred in 2006 primarily relate to the consolidation of our manufacturing, distribution, research and development, and administrative operations of our two-step operations into South Carolina and closing of our current operations in Bellevue, Ohio. The charges incurred in 2005 relate to the closing of one of our facilities in Burlington, Washington.

Equity in Earnings of Unconsolidated Affiliates

Investments in affiliates in which the Company does not exercise control and has a 20% or more voting interest are accounted for using the equity method of accounting. Equity in earnings of unconsolidated affiliates decreased by $6.2 million to $8.0 million in 2006 as compared to $14.2 million in 2005. The decrease is due to the divestiture of our heat transfer joint venture in 2005 and the performance of our affiliates.

Interest Expense, net

Interest expense, net, decreased $11.0 million to $4.4 million for the year ended December 31, 2006 from $15.4 million for the year ended December 31, 2005. The lower interest expense was due primarily to lower average debt levels as all of our outstanding 6.25% convertible subordinated notes (“Convertible Notes”) were converted to shares of our common stock on October 7, 2005. Interest income earned increased on higher average cash and cash equivalent balances and higher short-term investment rate increases.

Other (Income) Expense

Other (income) expense was ($0.4) million for the year ended December 31, 2006, compared to $3.0 million for 2005. The increase in other income was due primarily to foreign currency exchange losses, which relate principally to our operations in Canada, Australia and Europe.

Provision for Income Taxes

The provision for income taxes on continuing operations was $52.4 million for the year ended December 31, 2006 compared to a provision for income taxes on continuing operations of $83.0 million for the year ended December 31, 2005. The effective tax rate on continuing operations was 24.0% and 35.3% for the years ended December 31, 2006 and December 31, 2005, respectively. The decrease in our provision for taxes is primarily due to net tax benefits from the release of tax contingency reserves established in prior years and the revaluation of deferred tax asset valuation allowances. Our effective rates differ from the statutory federal rate of 35% for other items, in addition to those above, including state and local taxes, non-deductible expenses, foreign operating losses for which no tax benefits have been recognized and foreign taxes at rates other than 35%.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005 — Results by Segment

The key performance indicators of our segments are net sales and operational profit. We define segment profit (loss) as a segment’s income (loss) from continuing operations before income taxes included in the accompanying Consolidated Statements of Operations; excluding (gains), losses and other expenses, net; restructuring charge;

goodwill impairment; interest expense, net; and other (income) expense, net; less (plus) realized gains (losses) on settled futures contracts.

Residential Heating & Cooling

The following table details our Residential Heating & Cooling segment’s net sales and profit for the years ended December 31, 2006 and 2005 (dollars in millions):

	Year Ended December 31,
	2006	2005	Difference	% Change

Net sales	$1,848.4	$1,685.8	$162.6	9.6%
Profit	212.1	206.9	5.2	2.5
% of net sales	11.5%	12.3%

Net sales in our Residential Heating & Cooling business segment increased $162.6 million, or 9.6%, to $1,848.4 million for the year ended December 31, 2006 from $1,685.8 million for year ended December 31, 2005. Net sales increased due to an increase in prices in response to higher commodity and component costs and the impact of shipping more expensive HVAC products meeting the NAECA 13 SEER energy efficiency standard. However, the increases in sales were partially offset by a decline in unit volumes. The North American Residential HVAC Industry experienced a mid-teen percentage drop in shipments in 2006 as compared to 2005 due to the strong cooling season in 2005 and the increase in products shipped in the fourth quarter of 2005 in advance of the January 2006 effective date for the NAECA 13 SEER energy efficiency standard. We did not experience as much of a decline in units shipped as compared to the industry.

Segment profit in Residential Heating & Cooling increased 2.5% to $212.1 million for 2006 from $206.9 million in 2005. Cost of goods sold increased with higher commodity and component costs. Operating expenses increased as we strategically increased our presence in the larger sunbelt markets. We experienced higher freight costs from shipping larger HVAC products meeting the NAECA 13 SEER energy efficiency standard. Segment profits were negatively impacted in 2006 by operating inefficiencies resulting from industry-wide component availability issues for cooling products as well as the relocation of production from Ohio to South Carolina consistent with our restructuring plans. Warranty expense increased in 2006 related to warranty reserve adjustments. An increase in the realized gains on settled future contracts offset a portion of the segment’s increased costs.

Commercial Heating & Cooling

The following table details our Commercial Heating & Cooling segment’s net sales and profit for the years ended December 31, 2006 and 2005 (dollars in millions):

	Year Ended December 31,
	2006	2005	Difference	% Change

Net sales	$723.2	$651.7	$71.5	11.0%
Profit	73.1	56.9	16.2	28.5
% of net sales	10.1%	8.7%

Net sales in our Commercial Heating & Cooling segment increased $71.5 million, or 11.0%, to $723.2 million for the year ended December 31, 2006 from $651.7 million for the year ended December 31, 2005. The increase in net sales was due primarily to increased volumes coupled with higher prices. Volumes were higher in both the domestic and European markets with strong European sales growth, particularly in our two-step distribution channels. Prices increased in 2006 in response to higher commodity and component costs. Net sales were slightly higher in the segment’s European operations.

Segment profit in Commercial Heating & Cooling increased 28.5% to $73.1 million for the year ended December 31, 2006 from $56.9 million for the year ended December 31, 2005. Price increases effectively offset increases in commodity and component costs. Selling and distribution expenses were higher for the year ended December 31, 2006 due to strategic efforts to leverage expanded distribution capabilities to shorten delivery times and an increase in unit volumes. As a percentage of net sales, selling and distribution costs remained consistent. Margins were favorably impacted by an increase in the realized gains on settled futures contracts.

Service Experts

The following table details our Service Experts segment’s net sales and profit for the years ended December 31, 2006 and 2005 (dollars in millions):

	Year Ended December 31,
	2006	2005	Difference	% Change

Net sales	$654.1	$641.4	$12.7	2.0%
Profit (loss)	19.2	17.0	2.2	12.9
% of net sales	2.9%	2.7%

Net sales in our Service Experts segment increased $12.7 million, or 2.0%, to $654.1 million for the year ended December 31, 2006 from $641.4 million for the year ended December 31, 2005. Declines in the residential new construction market were offset by growth in the residential and commercial service and replacement markets. The improvement in net sales also reflects the favorable impact of foreign currency fluctuations.

Segment profit in Service Experts increased $2.2 million to $19.2 million for 2006 from $17.0 million in 2005. Cost of goods sold increased proportionately to the increase in net sales. However, profit margins remained relatively flat due to increased administrative expenses primarily resulting from an increase in insurance costs and salaries and benefits.

Refrigeration

The following table details our Refrigeration segment’s net sales and profit for the years ended December 31, 2006 and 2005 (dollars in millions):

	Year Ended December 31,
	2006	2005	Difference	% Change

Net sales	$526.4	$467.2	$59.2	12.7%
Profit	52.3	44.4	7.9	17.8
% of net sales	9.9%	9.5%

Net sales in our Refrigeration segment increased $59.2 million, or 12.7%, to $526.4 million in 2006 from $467.2 million in 2005. The increase in sales is due to volume growth coupled with price increases. Volumes in North and South America increased primarily due to growth in original equipment manufacturer sales that service the supermarket, walk-in refrigeration and cold storage market segments. European volumes grew primarily due to new product development and enhanced market penetration. Sales in our Australian operations were stronger due to market growth and greater geographical coverage. Price increases also favorably impacted net sales. These increases were partially offset by lower sales in the segment’s southeast Asia markets.

Segment profit in Refrigeration increased 17.8% to $52.3 million for the year ended December 31, 2006 from $44.4 million for the year ended December 31, 2005. Cost of goods sold increased due to higher commodity and component costs. SG&A expenses increased in 2006 due to increased volumes and with the implementation of our strategic growth initiative in Asia. Income from investments in joint ventures decreased. Margins were favorably impacted by an increase in the realized gains on settled futures contracts.

Corporate and Other

Corporate and other costs decreased from $103.1 million in 2005 to $101.5 million in 2006. Increases in corporate and other costs due to insurance and information technology expenses were more than offset by reduced long-term incentive costs and slightly higher allocation of costs to our operating segments.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004 — Consolidated Results

Net Sales

Net sales increased $383.5 million, or 12.9%, to $3,366.2 million for the year ended December 31, 2005 from $2,982.7 million for the year ended December 31, 2004. The increase in net sales was primarily in response to a strong residential heating and cooling industry resulting from favorable weather and increased prices due to rising commodity costs across our segments. In addition, the comparison was favorably impacted by increased sales of commercial equipment to national accounts and mechanical contractors. The favorable impact of foreign currency translation increased net sales by $28.9 million.

Gross Profit

Gross profit was $1,108.0 million for the year ended December 31, 2005 compared to $997.5 million for the year ended December 31, 2004, an increase of $110.5 million. Higher costs were incurred by our manufacturing businesses as costs for commodities and related components increased significantly. We were generally able to offset higher commodity prices through price increases.

Gross profit margin declined to 32.9% for the year ended December 31, 2005 from 33.4% in 2004. The decline was due to the realization of $16.7 million of gains related to settled futures contracts included in (gains), losses and other expenses, net rather than cost of goods sold. See “Accounting for Futures Contracts” below. Our gross profit margin may not be comparable to the gross profit margin of other entities because some entities include all of the costs related to their distribution network in cost of goods sold, whereas we exclude a portion of such costs from gross profit margin and record them in the SG&A line item instead. For more information see Note 2 in the Notes to our Consolidated Financial Statements.

Selling, General and Administrative Expenses

SG&A expenses increased by 9.7%, or $81.4 million, to $916.6 million for the year ended December 31, 2005 as compared to 2004. The increase in SG&A expenses was due primarily to higher distribution, selling and marketing expenses of $56.4 million driven by higher sales volumes, unfavorable foreign currency translation (part of which is included in the higher distribution, selling and marketing expenses), higher expenses for short-term and long-term incentive compensation programs due to our improved financial performance coupled with our higher common stock price and expenses associated with personnel changes. As a percentage of total net sales, SG&A expenses declined to 27.2% for the year ended December 31, 2005 from 28.0% for the year ended December 31, 2004.

(Gains), Losses, and Other Expenses, net

(Gains), losses and other expenses, net for the year ended December 31, 2005 includes the following (in millions):

Realized (gains) on settled futures contracts	$(16.7)
Unrealized (gains) on open futures contracts	(23.3)
(Gain) on sale of our 45% interest in a heat transfer joint venture	(9.3)
Estimated on-going remediation costs in conjunction with the sale of our 45% interest in a heat transfer joint venture	2.2
Other items, net	(3.1)

(Gains), losses and other expenses, net	$(50.2)

Restructuring Charges

We incurred $2.4 million in restructuring charges in 2005 related to the closing of one of our facilities in Burlington, Washington. No restructuring charges were recognized in 2004.

Goodwill Impairment

We incurred a $208.0 million impairment charge related to our Service Experts segment in 2004. No impairment charges were recognized in 2005.

Equity in Earnings of Unconsolidated Affiliates

Investments in affiliates in which the Company does not exercise control and has a 20% or more voting interest are accounted for using the equity method of accounting. Equity in earnings of unconsolidated affiliates increased by $5.1 million to $14.2 million in 2005 as compared to $9.1 million in 2004. The increase is due to the performance of our affiliates. Losses in a heat transfer joint venture reduced affiliates’ earnings in 2004.

Interest Expense, Net

Interest expense, net, decreased $11.8 million from $27.2 million for the year ended December 31, 2004 to $15.4 million for the year ended December 31, 2005. The lower interest expense was due primarily to lower average debt levels, the absence of $1.9 million of make-whole expenses for the year ended December 31, 2004 related to our $35 million pre-payment of certain long-term debt in June 2004 and interest income earned on higher average cash and cash equivalent balances.

Other (Income) Expense, Net

Other (income) expense, net, was $3.0 million for the year ended December 31, 2005 compared to ($0.8) million for 2004. The increase in other expense was due primarily to foreign currency exchange losses, which relate principally to our operations in Canada, Australia and Europe.

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

Cumulative Effect of Accounting Change, Net

Effective July 1, 2005, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS No. 123R”), using the modified-prospective-transition method. The cumulative effect of change in accounting principle related to the adoption of SFAS No. 123R was not material for the year ended December 31, 2005.

In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations — An Interpretation of FASB Statement No. 143” (“FIN No. 47”), which was effective as of December 31, 2005. The cumulative effect of the change in accounting related to the adoption of FIN No. 47 was not material for the year ended December 31, 2005.

The cumulative effect of change in accounting related to the adoption of SFAS No. 123R and FIN No. 47 was after-tax income of $0.1 million for the year ended December 31, 2005.

Loss from Discontinued Operations

In the first quarter of 2004, our Board of Directors approved a turnaround plan designed to improve the performance of the Service Experts segment. The plan realigned Service Experts’ dealer service centers to focus on service and replacement opportunities in the residential and light commercial markets. We identified certain centers, whose primary business is residential and light commercial service and replacement, to comprise the ongoing Service Experts business segment and divested the remaining centers.

Under Statement of Financial Accounting Standards No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), the operating results of the centers that are no longer a part of the Service Experts segment for all periods presented are reported as Discontinued Operations in our Consolidated Statements of Operations. The following table details the pre-tax loss from discontinued operations for the years ended December 31, 2005 and 2004 (in millions):

	Year Ended December 31,
	2005	2004

Goodwill impairment	$—	$14.8
Impairment of property, plant and equipment	—	3.1
Operating loss	—	14.9
Other divestiture costs	2.0	6.1

Subtotal	2.0	38.9
Loss on disposal of centers	0.1	14.9

Total loss from discontinued operations before income tax	$2.1	$53.8

The pre-tax loss of $2.0 million from discontinued operations for the year ended December 31, 2005 was primarily related to salary, severance, legal and other related expenses. Any future additional expenses are not expected to be material. The income tax benefit on discontinued operations was $0.7 million and $12.9 million for the years ended December 31, 2005 and 2004, respectively. The income tax benefit on discontinued operations for the year ended December 31, 2004 includes a $1.6 million tax benefit related to goodwill impairment. Through December 31, 2005, cumulative proceeds from the sale of the divested centers totaled $25.8 million.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004 — Results by Segment

The key performance indicators of our segments are net sales and operational profit. We define segment profit (loss) as a segment’s income (loss) from continuing operations before income taxes included in the accompanying Consolidated Statements of Operations; excluding (gains), losses and other expenses, net; restructuring charge; goodwill impairment; interest expense, net; and other (income) expense, net; less (plus) realized gains (losses) on settled futures contracts.

Residential Heating & Cooling

The following table details the Residential Heating & Cooling segment’s net sales and profit for the years ended December 31, 2005 and 2004 (dollars in millions):

	Year Ended December 31,
	2005	2004	Difference	% Change

Net sales	$1,685.8	$1,419.8	$266.0	18.7%
Profit	206.9	169.7	37.2	21.9
% of net sales	12.3%	12.0%

Net sales in the Residential Heating & Cooling segment increased $266.0 million, or 18.7%, to $1,685.8 million for the year ended December 31, 2005 from $1,419.8 million for the year ended December 31, 2004. The increase in net sales was primarily due to strong HVAC industry demand as U.S. factory shipments of unitary air conditioners and heat pumps were up 16% in 2005 as compared to the prior year. The industry benefited from favorable weather in 2005 during the cooling season. According to the National Oceanic and Atmospheric Administration’s Climate Prediction Center, total U.S. cooling days were 19% above normal and 15% above the prior year. Volumes increased in 2005 due to customers buying units in advance of the January 2006 effective date for the NAECA 13 SEER energy efficiency standard. In addition, price increases in response to higher commodity prices favorably impacted net sales.

Segment profit in Residential Heating & Cooling increased 21.9% from $169.7 million in 2004 to $206.9 million for 2005. The increase in segment profit was primarily driven by increased revenues. Pricing actions in the second half of 2004 that were in effect for the full year of 2005 allowed us to offset the negative impact from significant cost increases in commodities and fuel. SG&A expenses increased due to planned higher sales and marketing costs resulting from the strategy to grow revenues in select domestic regional markets where the market share for the Lennox brand had been historically lower than the national average. Higher performance based compensation also impacted selling general and administrative costs.

Commercial Heating & Cooling

The following table details the Commercial Heating & Cooling segment’s net sales and profit for the years ended December 31, 2005 and 2004 (dollars in millions):

	Year Ended December 31,
	2005	2004	Difference	% Change

Net sales	$651.7	$580.8	$70.9	12.2%
Profit	56.9	51.2	5.7	11.1
% of net sales	8.7%	8.8%

Net sales in the Commercial Heating & Cooling segment increased $70.9 million, or 12.2%, to $651.7 million for the year ended December 31, 2005 from $580.8 million for the year ended December 31, 2004. The increase in net sales was due primarily to strong domestic sales growth, particularly in sales to national accounts and to commercial mechanical contractors. In addition, net sales were favorably impacted by price increases in response to higher commodity prices. Net sales were slightly higher in the segment’s European operations.

Segment profit in Commercial Heating & Cooling increased 11.1% from $51.2 million for the year ended December 31, 2004 to $56.9 million for the year ended December 31, 2005. Profit margins in the domestic business improved due to higher volumes and price increases that offset higher commodity costs. However, these improvements were partially offset by declining profits in the European operations due to price compression that resulted from a continued decline in non-residential new construction in 2005.

Service Experts

The following table details the Service Experts segment’s net sales and profit for the years ended December 31, 2005 and 2004 (dollars in millions):

	Year Ended December 31,
	2005	2004	Difference	% Change

Net sales	$641.4	$611.7	$29.7	4.9%
Profit (loss)	17.0	(2.2)	19.2	n/m
% of net sales	2.7%	(0.4)%

n/m = not meaningful

Net sales in the Service Experts segment increased $29.7 million, or 4.9%, to $641.4 million for the year ended December 31, 2005 from $611.7 million in the prior year. The increase in net sales was primarily in the residential service and replacement business that was impacted by favorable weather during the cooling season. This increase in net sales was also impacted by a $7.7 million improvement attributable to foreign currency fluctuations.

Segment profit in Service Experts increased $19.2 million from a loss of $2.2 million in 2004 to income of $17.0 million in 2005. Profit improved based on higher revenues and slightly better margins. In addition, the profit was impacted by lower SG&A expenses due to cost reduction activities and lower marketing costs.

Refrigeration

The following table details the Refrigeration segment’s net sales and profit for the years ended December 31, 2005 and 2004 (dollars in millions):

	Year Ended December 31,
	2005	2004	Difference	% Change

Net sales	$467.2	$444.7	$22.5	5.1%
Profit	44.4	42.7	1.7	4.0
% of net sales	9.5%	9.6%

Net sales in the Refrigeration segment increased $22.5 million, or 5.1%, to $467.2 million for the year ended December 31, 2005 from $444.7 million for the year ended December 31, 2004. This increase in net sales included a $9.7 million improvement attributable to the favorable impact of foreign currency fluctuations in 2005. Sales in North and South America increased primarily due to the growth in original equipment manufacturer sales that service the supermarket, walk-in refrigeration and cold storage market segments. Price increases also favorably impacted net sales. These increases were partially offset by lower sales in the segment’s Asia Pacific markets.

Segment profit in Refrigeration increased 4.0% from $42.7 million in 2004 to $44.4 million in 2005. The increase in segment profits was primarily attributable to increased revenues, favorable pricing and product mix. These favorable items were partially offset by increased commodity prices and higher SG&A expenses, which increased as a result of increased selling expense in international markets.

Corporate and Other

Corporate and other costs increased from $91.6 million for the year ended December 31, 2004 to $103.1 million for the year ended December 31, 2005. The primary reasons for this increase included the recognition of share based compensation expense related to long-term incentives due to the early adoption of SFAS 123R and higher short-term performance-based awards that resulted from better than planned operating performance. In addition, our costs increased due to the formation of a central strategic sourcing group at the corporate level. These unfavorable items were partially offset by reduced costs related to regulatory compliance and legal fees.

Adoption of SAB No. 108

During the fourth quarter of 2006, we adopted SAB No. 108. The transition provisions of SAB No. 108 permitted us to adjust for the cumulative effect in retained earnings for immaterial errors relating to prior periods. In accordance with SAB No. 108, we reduced retained earnings as of January 1, 2006 by $12.4 million to reflect understatements in product warranty liabilities caused by misstatements that occurred in prior years. The resulting adjustments do not affect previously reported cash flows from operations and the impact on prior years’ financial position and results of operations was immaterial. See Note 2 to the Consolidated Financial Statements for more information. The total cumulative impact is as follows (in millions):

Retained earnings	$12.4
Deferred income taxes	7.2
Product warranty liability	(19.6)

Accounting for Futures Contracts

In connection with our 2005 year-end procedures related to the accounting for futures contracts for copper and aluminum, we determined that certain of our futures contracts previously designated as cash flow hedges did not qualify for hedge accounting under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), as our documentation did not meet the criteria specified by SFAS No. 133 in order for the hedging instruments to qualify for cash flow designation. This determination resulted in two different types of adjustments to our quarterly consolidated financial statements for the year ended December 31, 2005.

First, we recorded an unrealized gain of $23.3 million pre-tax, or $14.9 million after-tax, related to open futures contracts, in (Gains), Losses and Other Expenses, net in the accompanying Consolidated Statements of Operations. We had previously recorded this unrealized gain in Accumulated Other Comprehensive Income in the accompanying Consolidated Balance Sheets. Second, we realized gains of $16.7 million pre-tax, or $10.7 million after-tax, related to settled futures contracts, which are also recorded in (Gains), Losses and Other Expenses, net in the accompanying Consolidated Statements of Operations. These adjustments did not affect our cash flows and the impact on results for all periods presented prior to 2005 was not material.

In 2006 we redesigned our policies, procedures, and controls with respect to our commodity hedging activities. Accordingly, futures contracts entered into in the fourth quarter of 2006 that meet the criteria to qualify for hedge accounting under SFAS No. 133 were designated as cash flow hedges and are accounted for in accordance with the standard. For more information see Note 21 to our Consolidated Financial Statements.

Realized gains (losses) on settled futures contracts are a component of segment profit (loss). Unrealized gains (losses) on open future contracts are excluded from segment profit (loss) as they are subject to changes in fair value until their settlement date. Both realized and unrealized gains (losses) on futures contracts are a component of (Gains), Losses and Other Expenses, net in the accompanying Consolidated Statements of Operations. See Note 3 to our Consolidated Financial Statements for more information and a reconciliation of segment profit (loss) to net income (loss).

Liquidity and Capital Resources

Our working capital and capital expenditure requirements are generally met through internally generated funds, bank lines of credit and a revolving period asset securitization arrangement. Working capital needs are generally greater in the first and second quarter due to the seasonal nature of our business cycle.

As of December 31, 2006, our debt-to-total-capital ratio was 12%, down from 13% as of December 31, 2005, primarily due to repayment of debt.

	2006	2005	2004
	(In millions)

Net cash provided by operating activities	$199.7	$228.7	$60.2
Net cash used in investing activities	(94.5)	(20.8)	(20.7)
Net cash used in financing activities	(175.5)	(56.9)	(55.1)

Net cash provided by operating activities

During 2006, cash provided by operating activities was $199.7 million compared to $228.7 million in 2005 and $60.2 million in 2004. The primary reasons for the decrease in cash provided by operations in 2006 was a $25.9 million decline in accounts payable in 2006 compared to a $64.4 million increase in 2005. In addition, inventories increased by $47.3 million in 2006 compared to a $0.1 million increase in 2005. Accounts payable declined in 2006 due to lower production in the fourth quarter as we made an effort to reduce inventories. However, inventories did increase in 2006 compared to 2005 due to higher costs of the new 13 SEER HVAC products and due to higher commodity costs. The unfavorable impact of accounts payable and inventories was partially offset by the favorable impact of increased warranty accruals in 2006.

As of December 31, 2006, we had approximately $14.9 million in unfunded post retirement benefit obligations that relate to our medical and life insurance benefits to eligible employees. We do not intend to pre-fund these obligations at this time. Benefits provided under these plans have been and will continue to be paid as they arise. Our employer contributions were $2.7 million, $2.4 million and $2.1 million in 2006, 2005 and 2004, respectively. Based on current information, we do not expect a significant change in 2007 and future years nor do we expect the cash flow required to pay the benefits under these plans to impact our ability to operate.

Net cash used in investing activities

Net cash used in investing activities was $94.5 million in 2006 compared to $20.8 million and $20.7 million in 2005 and 2004, respectively. Capital expenditures of $73.8 million, $63.3 million and $40.3 million in 2006, 2005 and 2004, respectively, resulted primarily from purchases of production equipment in the manufacturing plants in our Residential Heating & Cooling and Commercial Heating & Cooling segments. Additional investments in affiliates made in 2006 consisted of (i) strategic acquisitions of various third-party entities that are immaterial both individually and in the aggregate and (ii) additional investments in unconsolidated affiliates. Net cash used in investing activities in 2005 includes $39.3 million of proceeds from the sale of our 45% interest in our heat transfer joint venture to Outokumpu. Net cash used in investing activities in 2004 includes $21.8 million of proceeds from the sale of discontinued service centers of our Service Experts segment.

Net cash used in financing activities

Net cash used in financing activities was $175.5 million in 2006 compared to $56.9 million and $55.1 million in 2005 and 2004, respectively. We paid a total of $31.3 million in dividends on our common stock in 2006 as compared to $24.8 million and $22.8 million in 2005 and 2004, respectively. The primary reasons for the increase in cash dividends paid are the full conversion of our Convertible Notes in October 2005 and an increase in the quarterly cash dividend from $0.10 to $0.11 per share of common stock, effective as of the dividend paid on January 11, 2006. Net repayments of long-term debt, short-term borrowings and revolving long-term borrowings totaled approximately $11.6 million in 2006 as compared to $45.5 million and $52.3 million in 2005 and 2004, respectively. During 2006, we used approximately $155.5 million to repurchase approximately 5,910,000 shares of our common stock under the 2005 Stock Repurchase Program and approximately 273,000 shares of our common stock to satisfy tax withholding obligations in connection with the exercise of stock appreciation rights, the payout of shares of our common stock pursuant to vested performance share awards and the vesting of restricted stock awards.

As of December 31, 2006, we had outstanding long-term debt obligations totaling $108.2 million, which was down from $119.3 million and $304.5 million at December 31, 2005 and 2004, respectively. The amount outstanding as of December 31, 2006 consisted primarily of outstanding promissory notes with an aggregate principal outstanding of $107.2 million. The promissory notes mature at various dates through 2010 and have interest rates ranging from 6.73% to 8.00%.

We have bank lines of credit aggregating $434.4 million, of which $1.0 million was borrowed and outstanding and $91.2 million was committed to standby letters of credit at December 31, 2006. Of the remaining $342.2 million, the entire amount was available for future borrowings after consideration of covenant limitations at December 31, 2006. Included in the lines of credit are several regional facilities and a multi-currency facility governed by agreements between us and a syndicate of banks. The revolving credit facility, which matures in July 2010, has a borrowing capacity of $400 million. The facility contains certain financial covenants and bears interest at a rate equal to, at our option, either (a) the greater of the bank’s prime rate or the federal funds rate plus 0.5% or (b) the London Interbank Offered Rate plus a margin equal to 0.475% to 1.20% depending upon the ratio of total funded debt-to-adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”), as defined in the facility. We pay a facility fee, depending upon the ratio of total funded debt to Adjusted EBITDA, equal to 0.15% to 0.30% of the capacity. The facility includes restrictive covenants that limit our ability to incur additional indebtedness, encumber our assets, sell our assets and make certain payments, including amounts for share repurchases and dividends. The credit facility is secured by the stock of our major subsidiaries.

As of December 31, 2006, $14.8 million of cash and cash equivalents were restricted primarily due to routine lockbox collections and letters of credit issued with respect to the operations of our captive insurance subsidiary, which expire on December 31, 2007. These letter of credit restrictions can be transferred to our revolving lines of credit as needed.

On September 7, 2005, we called for redemption all of our Convertible Notes on October 7, 2005. The redemption price was 103.571% of the principal amount. As of September 7, 2005, there was $143.75 million aggregate principal amount of Convertible Notes outstanding, which could be converted into our common stock at a rate of 55.2868 shares of common stock per $1,000 principal amount of Convertible Notes at any time before the close of business on the business day prior to the redemption date. As of October 6, 2005, the holders of all of the Convertible Notes had converted the Convertible Notes into an aggregate of approximately 7.9 million shares of common stock.

In June 2004, we made a $35 million pre-payment on long-term debt that was scheduled to mature in the third quarter of 2005. The pre-payment make-whole amount associated with the debt was $1.9 million and was expensed in 2004.

On September 19, 2005, we announced our Board of Directors had authorized a stock repurchase program, pursuant to which we may repurchase up to ten million shares of our common stock, and had terminated a prior repurchase program that was announced November 2, 1999. Purchases under the stock repurchase program are made on an open-market basis at prevailing market prices. The timing of any repurchases depends on market conditions, the market price of our common stock and management’s assessment of our liquidity needs and investment requirements and opportunities. No time limit was set for completion of the program and there is no guarantee as to the exact number of shares that will be repurchased. As of December 31, 2006, we had repurchased 6,357,041 shares of common stock at an average price of $26.48 per share, including fees and commissions, under the stock repurchase program.

Our domestic revolving and term loans contain certain financial covenant restrictions. As of December 31, 2006, we believe we were in compliance with all covenant requirements. We periodically review our capital structure, including our primary bank facility, to ensure that it has adequate liquidity. We believe that cash flow from operations, as well as available borrowings under our revolving credit facility and other sources of funding, will be sufficient to fund our operations for the foreseeable future.

Off-Balance Sheet Arrangements

In addition to the revolving and term loans described above, we utilize the following financing arrangements in the course of funding our operations:

•	Trade accounts receivable are sold on a non-recourse basis to third parties. The sales are reported as a reduction of Accounts and Notes Receivable, Net in the Consolidated Balance Sheets. As of December 31, 2006 and December 31, 2005, respectively, we had not sold any of such accounts receivable. The receivables are sold at a discount from face value. We incurred maintenance costs and discounts of $0.3 million, $0.9 million and $2.3 million in 2006, 2005 and 2004, respectively, which are included as a component of SG&A in the Consolidated Statements of Operations.

•	We also lease real estate and machinery and equipment pursuant to leases that, in accordance with Generally Accepted Accounting Principles (“GAAP”), are not capitalized on the balance sheet, including high-turnover equipment such as autos and service vehicles and short-lived equipment such as personal computers. These operating leases generated rent expense of approximately $54.1 million, $52.9 million and $55.3 million in 2006, 2005 and 2004, respectively.

Contractual Obligations

Summarized below are our long-term payment obligations as of December 31, 2006 (in millions):

	Payments Due by Period
		1 Year	3-2	4-5	After
	Total	or Less	Years	Years	5 Years

Long-term debt and capital leases	$108.2	$11.4	$61.6	$35.2	$—
Operating leases	153.9	43.5	57.0	29.2	24.2
Purchase obligations	19.0	19.0	—	—	—
Estimated interest payments on long-term debt and capital leases	35.1	11.0	13.6	7.4	3.1

Total contractual obligations	$316.2	$84.9	$132.2	$71.8	$27.3

Purchase obligations consist of aluminum commitments. The above table does not include retirement, postretirement and warranty liabilities because it is not certain when these liabilities will become due. For additional information regarding our contractual obligations, see Note 2, Note 11 and Note 13 of the Notes to our Consolidated Financial Statements.

The majority of our Service Experts segment’s motor vehicle fleet is leased through operating leases. The lease terms are generally non-cancelable for the first 12-month term and then are month-to-month, cancelable at our option. While there are residual value guarantees on these vehicles, we have not historically made significant payments to the lessors as the leases are maintained until the fair value of the assets fully mitigates our obligations under the lease agreements. As of December 31, 2006, we estimate that we will incur an additional $6.2 million above the contractual obligations on these leases until the fair value of the leased vehicles fully mitigates our residual value guarantee obligation under the lease agreements.

Market Risk

Our results of operations can be affected by changes in exchange rates. Net sales and expenses in foreign currencies are translated into United States dollars for financial reporting purposes based on the average exchange rate for the period. During 2006, 2005 and 2004, net sales from outside the United States represented 22.8%, 22.7% and 24.4%, respectively, of our total net sales. Historically, foreign currency transaction gains (losses) have not had a material effect on our overall operations. The impact to net income of a 10% change in exchange rates is estimated to be approximately $5.3 million.

Our results of operations can be affected by changes in interest rates due to variable rates of interest on the revolving credit facilities. A 10% change in interest rates would not be material to our results of operations.

Currently, we utilize various alternatives to mitigate higher raw material costs, including cash flow and economic hedges and fixed forward contracts. We enter into commodity futures contracts to stabilize prices to be paid for raw materials and parts containing high copper and aluminum content. These contracts are for quantities equal to, or less than, quantities expected to be consumed in future production. As of December 31, 2006, we had metal futures contracts maturing at various dates through December 2007 with a fair value as an asset of $0.5 million. The impact of a 10% change in commodity prices would have a significant impact on our results from operations on an annual basis, absent any other contravening actions.

Critical Accounting Policies

The preparation of financial statements requires the use of judgments and estimates. The critical accounting policies are described below to provide a better understanding of how we develop our judgments about future events and related estimations and how such policies can impact our financial statements. A critical accounting policy is one that requires difficult, subjective or complex estimates and assessments and is fundamental to the results of operations. We identified the most critical accounting policies to be:

•	product warranties;

•	goodwill and other intangible assets;

•	allowance for doubtful accounts;

•	pension and postretirement benefits;

•	stock-based compensation;

•	self-insurance expense;

•	income taxes; and

•	derivative accounting.

This discussion and analysis should be read in conjunction with our Consolidated Financial Statements and related Notes in “Item 8. Financial Statements and Supplementary Data.”

Product Warranties

For some of our HVAC products, we provide warranty terms ranging from one to 20 years to customers for certain components. For select products, we have provided lifetime warranties for heat exchangers. A liability for estimated warranty expense is recorded on the date that revenue is recognized. Our estimate of future warranty costs is determined for each product line. The number of units that are expected to be repaired or replaced is determined by applying the estimated failure rate, which is generally based on historical experience, to the number of units that have been sold and are still under warranty. The estimated units to be repaired under warranty are multiplied by the average cost to repair or replace such products to determine our estimated future warranty cost. We do not discount product warranty liabilities as the amounts are not fixed and the timing of future cash payments are neither fixed nor reliably determinable. We also provide for specifically identified warranty obligations.

Our estimated future warranty cost requires significant assumptions about what costs will be incurred in the future and is subject to adjustment from time to time depending on changes in factors such as actual failure rate and cost experience. Should actual warranty costs differ from our estimates, we may be required to record adjustments to accruals and expense in the future. The subsequent costs incurred for warranty claims serve to reduce the accrued product warranty liability. We recorded warranty expense of $37.4 million, $36.3 million and $28.2 million for the years ended December 31, 2006, 2005 and 2004, respectively. For more information see Note 2 in the Notes to our Consolidated Financial Statements.

Goodwill and Other Intangible Assets

Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually by reporting unit in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144.

We estimate reporting unit fair values using standard business valuation techniques such as discounted cash flows and reference to comparable business transactions. The discounted cash flows fair value estimates are based on management’s projected future cash flows and the estimated weighted average cost of capital. The estimated weighted average cost of capital is based on the risk-free interest rate and other factors such as equity risk premiums and the ratio of total debt and equity capital.

In addition, we periodically review intangible assets with estimable useful lives for impairment as events or changes in circumstances indicate that the carrying amount of such assets might not be recoverable. In order to assess recoverability, we compare the estimated expected future cash flows (undiscounted and without interest charges) identified with each long-lived asset or related asset grouping to the carrying amount of such assets. For purposes of such comparisons, portions of goodwill are attributed to related long-lived assets and identifiable intangible assets based upon relative fair values of such assets at acquisition. If the expected future cash flows do not exceed the carrying value of the asset or assets being reviewed, an impairment loss is recognized based on the excess of the carrying amount of the impaired assets over their fair value.

We must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets in assessing the fair value of our goodwill and other intangibles. If these estimates or the related assumptions change, we may be required to record non-cash impairment charges for these assets in the future.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is generally established during the period in which receivables are recognized and is maintained at a level deemed appropriate by management based on historical and other factors that affect collectibility. Such factors include the historical trends of write-offs and recovery of previously written-off accounts, the financial strength of the customer and projected economic and market conditions. The evaluation of these factors involves complex, subjective judgments. Thus, changes in these factors or changes in economic circumstances may significantly impact our consolidated financial statements.

Pensions and Postretirement Benefits

We have domestic and foreign pension plans covering essentially all employees. We also maintain an unfunded postretirement benefit plan, which provides certain medical and life insurance benefits to eligible employees. The pension plans are accounted for under provisions of Statement of Financial Accounting Standards No. 87, Employers’ Accounting for Pensions, as amended by Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS No. 158”). The postretirement benefit plan is accounted for under the provisions of SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other than Pensions, as amended by SFAS No. 158. See Note 11 in the Notes to our Consolidated Financial Statements for a discussion of the impact of the initial adoption of SFAS No. 158.

The benefit plan assets and liabilities included in our Consolidated Financial Statements and associated Notes reflect management’s assessment as to the long-range performance of our benefit plans, using the following assumptions:

	Pension Benefits		Other Benefits
	2006	2005	2006	2005

Weighted-average assumptions as of December 31:
Discount rate	5.89%	5.75%	5.82%	5.75%
Expected return on plan assets	8.25	8.25	—	—

To develop the expected long-term rate of return on assets assumption, we considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio and the effect of periodic rebalancing. These results were adjusted for the payment of reasonable expenses of the plan from plan assets. This resulted in the selection of the 8.25% long-term rate of return on assets assumption. Should actual results differ from our estimates, revisions to the benefit plan assets and liabilities would be required.

To select a discount rate for the purpose of valuing the plan obligations, we performed an analysis in which the duration of projected cash flows from defined benefit and retiree health care plans were matched with a yield curve based on the appropriate universe of high-quality corporate bonds that were available. We used the results of the yield curve analysis to select the discount rate that matched the duration and payment stream of the benefits in each plan. This resulted in the selection of the 5.89% and 5.82% discount rate assumption for pension benefits and other benefits, respectively. Should actual results differ from our estimates, revisions to the benefit plan liabilities would be required.

Stock-Based Compensation

The implementation of SFAS No. 123R on July 1, 2005, regarding stock-based compensation changed our financial statements as detailed in Note 2 and Note 12 to our Consolidated Financial Statements. Determining the amount of expense for stock-based compensation, as well as the associated impact to our balance sheets and statements of cash flows, requires us to develop estimates of the fair value of stock-based compensation expense. The most significant factors of that expense that require estimates or projections include the expected volatility, expected lives and estimated forfeiture rates of stock-based awards.

For grants made prior to July 1, 2005, an analysis of historical volatility was used to develop the estimate of expected volatility. Effective July 1, 2005, we changed our method of determining expected volatility on all stock option and stock appreciation rights granted after that date to a combination of historical volatility and available market implied volatility rates. After giving consideration to recently available regulatory guidance, we believe that a combination of historical volatility and market-based measures of implied volatility are currently the best available indicators of expected volatility of our stock price.

The expected lives of stock options and stock appreciation rights are determined based on historical exercise experience, using a rolling 7-year average and estimated forfeiture rates are derived from historical forfeiture patterns. We believe the historical experience method is the best estimate of future exercise patterns and forfeitures currently available.

Self-Insurance Expense

We use a combination of third party insurance and self-insurance plans (large deductible or captive) to provide protection against claims relating to worker’s compensation, general liability, product liability, property damage, aviation liability, directors and officers’ liability, auto liability, physical damage and other exposures. We maintain third party coverage for risks not retained within our large deductible or captive insurance plans.

The expense and liabilities are determined based on our historical claims information, as well as industry factors and trends in the level of such claims and payments.

As of December 31, 2006, our self-insurance and captive reserves, calculated on an undiscounted basis, represent the best estimate of the future payments to be made on losses reported and unreported for 2006 and prior years. The majority of our self-insured risks (excluding auto liability and physical damage) have relatively long payout patterns. Pursuant to our accounting policy, we do not discount our self-insurance or captive reserves. We maintain safety and manufacturing programs that are designed to improve the safety and effectiveness of our business processes and, as a result, reduce the level and severity of our various self-insurance risks.

Our reserves for self-insurance and captive risks totaled $58.2 million and $56.5 million at December 31, 2006 and 2005, respectively. Actual payments for claims reserved at December 31, 2006 may vary depending on various factors including the development and ultimate settlement of reported and unreported claims. To the extent actuarial assumptions change and claims experience rates differ from historical rates, our liability may change.

Income Taxes

In determining income for financial statement purposes, we must make certain estimates and judgments in the calculation of tax provisions and the resultant tax liabilities and in the recoverability of deferred tax assets that arise from temporary differences between the tax and financial statement recognition of revenue and expense.

In the ordinary course of global business, there may be many transactions and calculations where the ultimate tax outcome is uncertain. The calculation of tax liabilities involves dealing with uncertainties in the application of complex tax laws. We recognize potential liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on an estimate of the ultimate resolution of whether, and the extent to which, additional taxes will be due. Although we believe the estimates are reasonable, no assurance can be given that the final outcome of these matters will not be different than what is reflected in the historical income tax provisions and accruals.

As part of our financial process, we must assess the likelihood that our deferred tax assets can be recovered. If recovery is not likely, the provision for taxes must be increased by recording a reserve in the form of a valuation allowance for the deferred tax assets that are estimated not to be ultimately recoverable. In this process, certain relevant criteria are evaluated including the existence of deferred tax liabilities that can be used to absorb deferred tax assets, the taxable income in prior carryback years that can be used to absorb net operating losses and credit carrybacks and taxable income in future years. Our judgment regarding future taxable income may change due to future market conditions, changes in U.S. or international tax laws and other factors. These changes, if any, may require material adjustments to these deferred tax assets and an accompanying reduction or increase in net income in the period when such determinations are made.

In addition to the risks to the effective tax rate described above, the effective tax rate reflected in forward-looking statements is based on current tax law. Any significant changes in the tax laws could affect these estimates.

Derivative Accounting

We use futures contracts and fixed forward contacts to mitigate our exposure to volatility in commodity prices in the ordinary course of business. Futures contracts that meet established accounting criteria are formally designated as cash flow hedges. We account for instruments that qualify as cash flow hedges utilizing SFAS No. 133. In accounting for cash flow hedges, we must make estimates about future prices of commodities and component parts used in our manufacturing process. Pricing structure changes could result in increased levels of ineffectiveness which could significantly impact our consolidated results.

SFAS No. 133 contains strict requirements for preparation of contemporaneous documentation in order for futures contracts to be formally designated as cash flow hedges. Our failure to comply with the strict documentation requirements could result in de-designation of cash flow hedges, which may significantly impact our consolidated financial statements.

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109 (“FIN No. 48”). FIN No. 48 clarifies the accounting for income taxes by prescribing a minimum threshold that a tax position is required to meet before being recognized in the financial statements. FIN No. 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting for interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. We will adopt this Interpretation in the first quarter of calendar year 2007. We are currently evaluating the requirements of FIN No. 48 on our consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”), which establishes a framework for measuring fair value in generally accepted accounting principles, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Early adoption is allowed, provided that the reporting entity has not yet issued financial statements (including interim financial statements) for the fiscal year in which SFAS No. 157 is adopted. We are currently evaluating the requirements of the standard and have not yet determined the impact on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is included under the caption “Market Risk” in Item 7. above.

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

Management has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that as of December 31, 2006, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Lennox International Inc. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Lennox International Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Lennox International Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lennox International Inc. (and subsidiaries) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated February 26, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Dallas, Texas
February 26, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Lennox International Inc.:

We have audited the accompanying consolidated balance sheets of Lennox International Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we have also audited financial statement schedule II. These consolidated financial statements and financial statement schedule II are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lennox International Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective July 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share—Based Payment”, effective January 1, 2006, the Company adopted the provision of Securities and Exchange Commission Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements, and effective December 31, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and other Post Retirement Plans.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Lennox International Inc.’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2007, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/  KPMG LLP

Dallas, Texas
February 26, 2007

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
As of December 31, 2006 and 2005
(In millions, except share and per share data)

	As of December 31,
	2006	2005

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$144.3	$213.5
Accounts and notes receivable, net	502.6	508.4
Inventories	305.5	242.4
Deferred income taxes	22.2	20.3
Other assets	43.8	62.6

Total current assets	1,018.4	1,047.2
PROPERTY, PLANT AND EQUIPMENT, net	288.2	255.7
GOODWILL	239.8	223.9
DEFERRED INCOME TAXES	104.3	71.9
OTHER ASSETS	69.1	138.9

TOTAL ASSETS	$1,719.8	$1,737.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$1.0	$1.2
Current maturities of long-term debt	11.4	11.3
Accounts payable	278.6	296.8
Accrued expenses	326.3	321.7
Income taxes payable	33.8	24.8
Liabilities held for sale	—	0.7

Total current liabilities	651.1	656.5
LONG-TERM DEBT	96.8	108.0
POSTRETIREMENT BENEFITS, OTHER THAN PENSIONS	12.9	15.1
PENSIONS	49.6	80.8
OTHER LIABILITIES	105.0	82.8

Total liabilities	915.4	943.2
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 200,000,000 shares authorized, 76,974,791 shares and 74,671,494 shares issued for 2006 and 2005, respectively	0.8	0.7
Additional paid-in capital	706.6	649.3
Retained earnings	312.5	191.0
Accumulated other comprehensive (loss) income	(5.1)	0.4
Treasury stock, at cost, 9,818,904 shares and 3,635,947 shares for 2006 and 2005, respectively	(210.4)	(47.0)

Total stockholders’ equity	804.4	794.4

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,719.8	$1,737.6

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2006, 2005 and 2004
(In millions, except per share data)

	For the Years Ended December 31,
	2006	2005	2004

NET SALES	$3,671.1	$3,366.2	$2,982.7
COST OF GOODS SOLD	2,515.9	2,258.2	1,985.2

Gross profit	1,155.2	1,108.0	997.5
OPERATING EXPENSES:
Selling, general and administrative expenses	973.2	916.6	835.2
(Gains), losses and other expenses, net	(45.7)	(50.2)	—
Restructuring charges	13.3	2.4	—
Goodwill impairment	—	—	208.0
Equity in earnings of unconsolidated affiliates	(8.0)	(14.2)	(9.1)

Operational income (loss) from continuing operations	222.4	253.4	(36.6)
INTEREST EXPENSE, net	4.4	15.4	27.2
OTHER (INCOME) EXPENSE, net	(0.4)	3.0	(0.8)

Income (loss) from continuing operations before income taxes and cumulative effect of accounting change	218.4	235.0	(63.0)
PROVISION FOR INCOME TAXES	52.4	83.0	30.5

Income (loss) from continuing operations before cumulative effect of accounting change	166.0	152.0	(93.5)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET	—	(0.1)	—

Income (loss) from continuing operations	166.0	152.1	(93.5)
DISCONTINUED OPERATIONS:
Loss from operations of discontinued operations	—	2.0	38.9
Income tax benefit	—	(0.5)	(9.3)
Loss on disposal of discontinued operations	—	0.1	14.9
Income tax benefit	—	(0.2)	(3.6)

Loss from discontinued operations	—	1.4	40.9

Net income (loss)	$166.0	$150.7	$(134.4)

INCOME (LOSS) PER SHARE FROM CONTINUING OPERATIONS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE:
Basic	$2.37	$2.37	$(1.56)
Diluted	$2.26	$2.13	$(1.56)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE PER SHARE:
Basic	$—	$—	$—
Diluted	$—	$—	$—
INCOME (LOSS) PER SHARE FROM CONTINUING OPERATIONS:
Basic	$2.37	$2.37	$(1.56)
Diluted	$2.26	$2.13	$(1.56)
(LOSS) PER SHARE FROM DISCONTINUED OPERATIONS:
Basic	$—	$(0.02)	$(0.68)
Diluted	$—	$(0.02)	$(0.68)
NET INCOME (LOSS) PER SHARE:
Basic	$2.37	$2.35	$(2.24)
Diluted	$2.26	$2.11	$(2.24)
AVERAGE SHARES OUTSTANDING:
Basic	69.9	64.2	60.0
Diluted	73.5	73.7	60.0
CASH DIVIDENDS DECLARED PER SHARE	$0.46	$0.41	$0.385

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2006, 2005 and 2004
(In millions, except per share data)

			Additional		Accumulated Other		Treasury	Total
	Common Stock Issued		Paid-In	Retained	Comprehensive	Deferred	Stock	Stockholders’	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Compensation	at Cost	Equity	Income (Loss)

BALANCE AT DECEMBER 31, 2003	64.4	$0.6	$420.4	$224.4	$(18.4)	$(18.2)	$(31.1)	$577.7
Net loss	—	—	—	(134.4)	—	—	—	(134.4)	$(134.4)
Dividends, $0.385 per share	—	—	—	(23.2)	—	—	—	(23.2)	—
Foreign currency translation adjustments, net	—	—	—	—	23.0	—	—	23.0	23.0
Minimum pension liability adjustments, net of tax provision of $4.4	—	—	—	—	(9.0)	—	—	(9.0)	(9.0)
Deferred compensation	—	—	7.9	—	—	—	—	7.9	—
Derivatives, net of tax provision of $2.9	—	—	—	—	5.1	—	—	5.1	5.1
Common stock issued	2.0	0.1	20.3	—	—	—	—	20.4	—
Tax benefits of stock compensation	—	—	5.5	—	—	—	—	5.5	—
Treasury stock purchases	—	—	—	—	—	—	(0.1)	(0.1)	—

Comprehensive loss	—	—	—	—	—	—	—	—	$(115.3)

BALANCE AT DECEMBER 31, 2004	66.4	$0.7	$454.1	$66.8	$0.7	$(18.2)	$(31.2)	$472.9
Net income	—	—	—	150.7	—	—	—	150.7	$150.7
Dividends, $0.41 per share	—	—	—	(26.5)	—	—	—	(26.5)	—
Foreign currency translation adjustments, net	—	—	—	—	(10.9)	—	—	(10.9)	(10.9)
Minimum pension liability adjustments, net of tax benefit of $9.4	—	—	—	—	17.0	—	—	17.0	17.0
Adoption of Statement of Financial Accounting Standard No. 123R	(2.3)	—	(2.6)	—	—	7.4	—	4.8	—
Stock-based compensation expense	—	—	18.0	—	—	10.8	—	28.8	—
Derivatives, net of tax provision of $3.8	—	—	—	—	(6.4)	—	—	(6.4)	(6.4)
Common stock issued	2.7	—	25.8	—	—	—	—	25.8	—
Redemption of Convertible Notes	7.9	—	144.3	—	—	—	—	144.3	—
Treasury stock purchases	—	—	—	—	—	—	(15.8)	(15.8)	—
Tax benefits of stock compensation	—	—	9.7	—	—	—	—	9.7	—

Comprehensive income	—	—	—	—	—	—	—	—	$150.4

BALANCE AT DECEMBER 31, 2005	74.7	$0.7	$649.3	$191.0	$0.4	$—	$(47.0)	$794.4
Impact of adjustments recorded under provisions of SAB No. 108	—	—	—	(12.4)	—	—	—	(12.4)	—

ADJUSTED BALANCE AT JANUARY 1, 2006	74.7	$0.7	$649.3	$178.6	$0.4	$—	$(47.0)	$782.0
Net income	—	—	—	166.0	—	—	—	166.0	166.0
Dividends, $0.46 per share	—	—	—	(32.1)	—	—	—	(32.1)	—
Foreign currency translation adjustments, net	—	—	—	—	20.8	—	—	20.8	20.8
Minimum pension liability adjustments, net of tax benefit of $13.6	—	—	—	—	(24.4)	—	—	(24.4)	(24.4)
Stock-based compensation expense	—	—	24.4	—	—	—	—	24.4
Derivatives, net of tax provision of $1.0	—	—	—	—	(1.9)	—	—	(1.9)	(1.9)
Common stock issued	2.3	0.1	19.7	—	—	—	—	19.8	—
Treasury stock purchases	—	—	—	—	—	—	(163.4)	(163.4)	—
Tax benefits of stock compensation	—	—	13.2	—	—	—	—	13.2	—

Comprehensive income	—	—	—	—	—	—	—	—	$160.5

BALANCE AT DECEMBER 31, 2006	77.0	$0.8	$706.6	$312.5	$(5.1)	$—	$(210.4)	$804.4

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2006, 2005 and 2004
(In millions)

	For the Years Ended December 31,
	2006	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$166.0	$150.7	$(134.4)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in earnings of unconsolidated affiliates	(8.0)	(14.2)	(9.1)
Dividends from affiliates	5.4	—	2.8
Minority interest	0.5	0.3	1.0
Non-cash restructuring expenses	7.9	0.9	—
Non-cash impairment of long-lived assets and goodwill	—	—	208.0
Unrealized loss (gain) on futures contracts	20.8	(23.3)	—
Stock-based compensation expense	24.4	28.8	11.9
Depreciation and amortization	44.3	37.4	42.6
Deferred income taxes	(26.3)	11.9	3.2
Other (gains), losses and expenses, net	(0.3)	(2.9)	13.7
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts and notes receivable	11.1	(53.6)	(57.3)
Inventories	(47.3)	0.1	(28.3)
Other current assets	(0.8)	(16.2)	(8.0)
Accounts payable	(25.9)	64.4	(15.4)
Accrued expenses	(2.1)	40.3	2.4
Income taxes payable and receivable	11.0	23.1	(6.4)
Long-term warranty, deferred income and other liabilities	19.0	(16.9)	(2.6)
Net cash (used in) provided by operating activities from discontinued operations	—	(2.1)	36.1

Net cash provided by operating activities	199.7	228.7	60.2

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the disposal of property, plant and equipment	3.5	0.7	1.5
Purchases of property, plant and equipment	(73.8)	(63.3)	(40.3)
Additional investments in affiliates	(24.2)	—	(3.7)
Proceeds from disposal of investments (continuing operations)	—	39.3	—
Net cash provided by investing activities from discontinued operations	—	2.5	21.8

Net cash used in investing activities	(94.5)	(20.8)	(20.7)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term (repayments) borrowings, net	(0.4)	(4.2)	2.0
Long-term debt repayments, net	(11.2)	(36.3)	(56.3)
Revolver long-term (repayments) borrowings, net	—	(5.0)	2.0
Sales of common stock	19.8	25.8	20.4
Payments of deferred financing costs	(0.3)	(1.7)	(0.3)
Repurchases of common stock	(163.4)	(15.8)	(0.1)
Excess tax benefits related to share based payments	11.3	5.1	—
Cash dividends paid	(31.3)	(24.8)	(22.8)

Net cash used in financing activities	(175.5)	(56.9)	(55.1)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(70.3)	151.0	(15.6)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	1.1	1.6	0.4
CASH AND CASH EQUIVALENTS, beginning of year	213.5	60.9	76.1

CASH AND CASH EQUIVALENTS, end of year	$144.3	$213.5	$60.9

Supplementary disclosures of cash flow information:
Cash paid during the year for:
Interest	$10.0	$16.3	$29.7

Income taxes (net of refunds)	$43.8	$66.1	$17.4

Non-cash items:
Redemption of Convertible Notes	$—	$144.3	$—

Impact of adjustments recorded under provisions of SAB No. 108	$12.4	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006, 2005 and 2004

1.  Nature of Operations:

Lennox International Inc., a Delaware corporation, and subsidiaries (the “Company” or “LII”), is a leading global provider of climate control solutions. The Company designs, manufactures and markets a broad range of products for the heating, ventilation, air conditioning and refrigeration (“HVACR”) markets. The Company participates in four reportable business segments of the HVACR industry. The first reportable segment is Residential Heating & Cooling, in which LII manufactures and markets a full line of heating, air conditioning and hearth products for the residential replacement and new construction markets in the United States and Canada. The second reportable segment is Commercial Heating & Cooling, in which LII manufactures and sells rooftop products and related equipment for commercial applications in the United States and Canada and primarily rooftop products, chillers and air handlers in Europe. The third reportable segment is Service Experts, which includes sales, installation, maintenance, and repair services for heating, ventilation, and air conditioning (“HVAC”) equipment by LII-owned service centers in the United States and Canada. The fourth reportable segment is Refrigeration, which manufactures and sells unit coolers, condensing units and other commercial refrigeration products in the United States and international markets. See Note 3 for financial information regarding the Company’s reportable segments.

The Company sells its products and services to numerous types of customers, including distributors, independent and Company-owned dealer service centers, other installing contractors, wholesalers, manufacturers’ representatives, original equipment manufacturers and national accounts.

As of December 31, 2006, approximately 23% of the Company’s employees were represented by collective bargaining agreements. The Company believes its relationships with the unions representing its employees are generally good and does not anticipate any material adverse consequences resulting from negotiations to renew any collective bargaining agreements.

2.  Summary of Significant Accounting Policies:

Principles of Consolidation

The consolidated financial statements include the accounts of Lennox International Inc. and its majority-owned subsidiaries. All intercompany transactions and balances have been eliminated.

Cash and Cash Equivalents

The Company considers all highly liquid temporary investments with original maturity dates of three months or less to be cash equivalents. Cash and cash equivalents of $144.3 million and $213.5 million as of December 31, 2006 and 2005, respectively, consisted of cash, overnight repurchase agreements and investment grade securities and are stated at cost, which approximates fair value.

As of December 31, 2006 and 2005, $14.8 million and $23.1 million, respectively, of cash and cash equivalents were restricted primarily due to routine lockbox collections and letters of credit issued with respect to the operations of the Company’s captive insurance subsidiary, which expire on December 31, 2007. These letter of credit restrictions can be transferred to the Company’s revolving lines of credit as needed.

Accounts and Notes Receivable

Accounts and notes receivable are shown in the accompanying Consolidated Balance Sheets, net of allowance for doubtful accounts of $16.7 million and $16.7 million, as of December 31, 2006 and 2005, respectively. The allowance for doubtful accounts is generally established during the period in which receivables are recognized and is maintained at a level deemed appropriate by management based on historical and other factors that affect collectibility. Such factors include the historical trends of write-offs and recovery of previously written-off

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accounts, the financial strength of the customer and projected economic and market conditions. The Company has no significant concentration of credit risk within its accounts and notes receivable.

Inventories

Inventory costs include material, labor, depreciation and plant overhead. Inventories of $134.0 million and $129.4 million as of December 31, 2006 and 2005, respectively, are valued at the lower of cost or market using the last-in, first-out (LIFO) cost method. The remaining portion of the inventory is valued at the lower of cost or market with cost being determined either on the first-in, first-out (FIFO) basis or average cost. The Company elected to use the LIFO inventory valuation method for the Company’s domestic manufacturing companies in 1974 and continued to elect the LIFO method for new operations through the late 1980s. The types of inventory include raw materials, purchased components, work-in-process, repair parts and finished goods. Starting in the late 1990s, the Company began adopting the FIFO inventory valuation method for all new domestic manufacturing operations (primarily acquisitions). The Company’s operating entities with a previous LIFO election continue to use LIFO accounting. The Company also uses the FIFO inventory method for all of the Company’s foreign-based manufacturing facilities as well as the Company’s Service Experts segment, whose inventory is limited to service parts and finished goods. For the year ended December 31, 2006, the Company recognized approximately $1.7 million of LIFO inventory liquidations in net income. LIFO inventory liquidations did not have a material impact on gross margins during the years ended December 31, 2005 and 2004.

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

In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations — An Interpretation of FASB Statement No. 143 (“FIN No. 47”), which was effective for the Company as of December 31, 2005. This interpretation provides additional guidance as to when companies should record the fair value of a liability for a conditional asset retirement obligation when there is uncertainty about the timing or method of settlement of the obligation. The cumulative effect of the change in accounting related to the adoption of FIN No. 47 was not material for the year ended December 31, 2005. There were no material changes in conditional asset retirement obligations during 2006.

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

Investments in affiliated companies accounted for under the equity method consist of a 24.5% common stock ownership interest in Alliance Compressor LLC, a joint venture engaged in the manufacture and sale of

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compressors; a 50% common stock ownership in Frigus-Bohn S.A. de C.V., a Mexican joint venture that produces unit coolers and condensing units; and a 21.75% common stock ownership interest in Kulthorn Kirby Public Company Limited, a Thailand company engaged in the manufacture of compressors for refrigeration applications. The Company had been accounting for its investment in Kulthorn Kirby Public Company Limited as a marketable equity security investment prior to October 2004, when the Company purchased an additional 1.3% common stock interest for approximately $1.5 million. The Company has adjusted prior years information to reflect the change to equity accounting.

As of December 31, 2004, the Company held a 45% common stock ownership interest in Outokumpu Heatcraft, a joint venture engaged in the manufacture and sale of heat transfer components, primarily coils. The Company accounted for its investment in Outokumpu Heatcraft using the equity method. On June 7, 2005, the Company completed the sale of its 45% interest in the heat transfer joint venture to Outokumpu Copper Products OY of Finland (“Outokumpu”) for $39.3 million pursuant to which it recorded a pre-tax gain of $9.3 million, which is included in (Gains), Losses and Other Expenses, net in the accompanying Consolidated Statements of Operations. In connection with the sale, the Company entered into an agreement with Outokumpu related to joint remediation of certain existing environmental matters. In conjunction with the new agreement, the Company updated its estimate of its portion of the on-going remediation costs and recorded expenses of $2.2 million for the year ended December 31, 2005.

The Company has recorded $8.0 million, $14.2 million and $9.1 million of equity in the earnings of these affiliates for the years ended December 31, 2006, 2005 and 2004, respectively, and has included these amounts in Equity in Earnings of Unconsolidated Affiliates in the accompanying Consolidated Statements of Operations. The carrying amount of investments in affiliates as of December 31, 2006 and 2005 is $52.4 million and $46.0 million, respectively, and is included in long-term Other Assets in the accompanying Consolidated Balance Sheets.

Goodwill

Goodwill represents the excess of cost over fair value of assets of acquired businesses. Goodwill and intangible assets determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). Goodwill is tested at least annually by reporting unit for impairment. The Company completes its annual goodwill impairment tests in the first quarter of each fiscal year.

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

Based on the results of its annual impairment tests required by SFAS No. 142, the Company determined that no impairment of its goodwill existed as of December 31, 2006 or 2005, respectively, and in 2004, the Company recorded an impairment charge associated with its Service Experts segment. This impairment charge reflected the segment’s performance below management’s expectations and management’s decision to divest centers that no longer matched the realigned Service Experts business model (see Note 6). The Company estimated the fair value of its Service Experts segment using the income method of valuation, which included the use of estimated discounted cash flows. Based on the comparison, the carrying value of Service Experts exceeded its fair value. Accordingly, the Company performed the second step of the test, comparing the implied fair value of Service Experts goodwill with the carrying amount of that goodwill. Based on this assessment, the Company recorded a non-cash impairment charge of $208.0 million ($184.8 million, net of tax), which is included as a component of Operating Income in the accompanying Consolidated Statements of Operations. In 2004, the Company also recognized a $14.8 million ($13.2 million, net of tax) goodwill impairment charge arising from goodwill allocated to centers held for sale and a

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$3.1 million pre-tax impairment charge related to property, plant and equipment. These amounts are included as a part of Loss from Discontinued Operations in the accompanying Consolidated Statements of Operations.

In assessing the fair value of its goodwill, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or the related assumptions change, the Company may be required to record impairment charges for these assets in the future.

Intangible and Other Assets

As of December 31, 2006 and 2005, identifiable intangible and other assets subject to amortization are recorded in Other Assets in the accompanying Consolidated Balance Sheets and are comprised of the following (in millions):

	2006			2005
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount

Deferred financing costs	$5.2	$(3.3)	$1.9	$5.8	$(3.3)	$2.5
Customer relationships	3.3	(0.1)	3.2	—	—	—
Other	5.0	(3.2)	1.8	9.1	(7.7)	1.4

Total	$13.5	$(6.6)	$6.9	$14.9	$(11.0)	$3.9

SFAS No. 142 requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”).

Amortization of intangible assets for the years ended December 31, 2006, 2005 and 2004 was approximately $1.4 million, $1.9 million and $3.6 million, respectively. Estimated intangible amortization expense for the next five years is as follows (in millions):

2007	$1.2
2008	1.2
2009	1.0
2010	0.8
2011	0.5

As of December 31, 2006, the Company had $4.3 million of intangible assets, primarily consisting of trademarks, which are not subject to amortization.

Identifiable intangible and other assets that have finite useful lives are amortized over their useful lives as follows:

Asset	Useful Life

Deferred financing costs	Straight-line method over terms of the related debt
Customer relationships	Straight-line method up to 10 years

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

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In assessing the fair value of its other intangibles, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or the related assumptions change, the Company may be required to record impairment charges for these assets in the future.

Product Warranties

For some of LII’s HVAC products, the Company provides warranty terms ranging from one to 20 years to customers for certain components such as compressors or heat exchangers. For select products, LII has provided lifetime warranties for heat exchangers. A liability for estimated warranty expense is recorded on the date that revenue is recognized. The Company’s estimate of future warranty costs is determined for each product line. The number of units that are expected to be repaired or replaced is determined by applying the estimated failure rate, which is generally based on historical experience, to the number of units that have been sold and are still under warranty. The estimated units to be repaired under warranty are multiplied by the average cost to repair or replace such products to determine the estimated future warranty cost. The Company does not discount product warranty liabilities as the amounts are not fixed and the timing of future cash payments are neither fixed nor reliably determinable. The Company also provides for specifically identified warranty obligations. The Company’s estimated future warranty cost is subject to adjustment from time to time depending on changes in actual failure rate and cost experience. Subsequent costs incurred for warranty claims serve to reduce the accrued product warranty liability.

The Company recorded warranty expense of $37.4 million, $36.3 million and $28.2 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Total liabilities for estimated warranty expense are $104.7 million and $80.9 million as of December 31, 2006 and 2005, respectively, and are included in the following captions on the accompanying Consolidated Balance Sheets (in millions):

	December 31,
	2006	2005

Accrued Expenses	$27.2	$25.3
Other Liabilities	77.5	55.6

	$104.7	$80.9

The changes in the carrying amount of the Company’s total warranty liabilities for the years ended December 31, 2006 and 2005 are as follows (in millions):

Total warranty liability at December 31, 2004	$71.0
Payments made in 2005	(26.4)
Changes resulting from issuance of new warranties	28.8
Changes in estimates associated with pre-existing liabilities	7.5

Total warranty liability at December 31, 2005	$80.9
Errors in estimates associated with pre-existing liabilities recorded under the provisions of SAB No. 108	19.6
Payments made in 2006	(33.2)
Changes resulting from issuance of new warranties	33.6
Changes in estimates associated with pre-existing liabilities	3.8

Total warranty liability at December 31, 2006	$104.7

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The 2005 change in warranty liability that resulted from changes in estimates of warranties issued prior to 2005 was primarily due to revaluing warranty reserves based on higher material input costs and increased labor allowances on the Company’s product lines, including the CompleteHeat® product line. See further discussion on the adjustments recorded under the provisions of Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”), below.

Adoption of SAB No. 108

During the fourth quarter of 2006, the Company adopted SAB No. 108. The transition provisions of SAB No. 108 permit the Company to adjust for the cumulative effect in retained earnings for immaterial errors relating to prior periods. In accordance with SAB No. 108, the Company reduced retained earnings as of January 1, 2006 by $12.4 million to reflect understatements in product warranty liabilities caused by misstatements that occurred in prior years. The resulting adjustments do not affect previously reported cash flows from operations and the impact on prior years’ financial position and results of operations was immaterial. The total cumulative impact is as follows (in millions):

Retained earnings	$12.4
Deferred income taxes	7.2
Product warranty liability	(19.6)

Previously reported net income for the second quarter of 2006 was understated by $4.3 million as a result of warranty accrual adjustments made during the second quarter that were related to pre-existing warranties. Therefore, the Company increased net income for the second quarter of 2006 by $4.3 million. The adoption of SAB No. 108 had no impact on the previously reported amounts for the three months ended March 31, 2006 or the three months ended September 30, 2006.

The following table provides the impact on previously reported amounts recorded under the provisions of SAB No. 108 (unaudited, amounts in millions):

For the
Three Months and
Six Months Ended
June 30, 2006 and
the Nine Months Ended
September 30, 2006
Increase (Decrease)

Cost of goods sold	$(6.8)
Gross profit	6.8
Operational income	6.8
Income from operations before income taxes	6.8
Provision for income taxes	2.5
Net income	4.3

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Six Months Ended June 30, 2006 and the Nine Months Ended
September 30, 2006
(Unaudited, in millions, except per share data)

The following table reflects the adjusted Consolidated Statements of Operations for the three and six months ended June 30, 2006 and the nine months ended September 30, 2006. These statements reflect the $4.3 million adjustments made to second quarter net income under the provisions of SAB No. 108.

	For the Three	For the Six	For the Nine
	Months Ended	Months Ended	Months Ended
	June 30,	June 30,	September 30,
	2006	2006	2006
	Adjusted	Adjusted	Adjusted

NET SALES	$1,002.0	$1,801.5	$2,808.7
COST OF GOODS SOLD	679.4	1,225.5	1,921.7

Gross profit	322.6	576.0	887.0
OPERATING EXPENSES:
Selling, general and administrative expenses	253.5	485.7	740.7
(Gains), losses and other expenses, net	(27.2)	(45.3)	(47.3)
Restructuring charges	2.3	8.6	13.1
Equity in earnings of unconsolidated affiliates	(2.9)	(5.0)	(7.5)

Operational income	96.9	132.0	188.0
INTEREST EXPENSE, net	1.8	2.4	3.6
OTHER EXPENSE (INCOME), net	—	1.0	0.1

Income from operations before income taxes	95.1	128.6	184.3
PROVISION FOR INCOME TAXES	26.8	39.3	59.4

Net income	$68.3	$89.3	$124.9

NET INCOME PER SHARE:
Basic	$0.96	$1.25	$1.77
Diluted	$0.91	$1.18	$1.67
AVERAGE SHARES OUTSTANDING:
Basic	71.5	71.4	70.7
Diluted	75.2	75.4	74.6
CASH DIVIDENDS DECLARED PER SHARE	$0.11	$0.22	$0.33

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

SEGMENT REVENUES AND OPERATING PROFIT
For the Three Months and Six Months Ended June 30, 2006 and the
Nine Months Ended September 30, 2006
(Unaudited, in millions)

The following table reflects the adjusted segment revenues and operating profits for the three and six months ended June 30, 2006 and the nine months ended September 30, 2006. These statements reflect the $4.3 million adjustments made to second quarter net income under the provisions of SAB No. 108.

	For the	For the	For the Nine
	Three Months	Six Months	Months Ended
	Ended June 30,	Ended June 30,	September 30,
	2006	2006	2006
	Adjusted	Adjusted	Adjusted

Net Sales
Residential	$539.2	$955.6	$1,454.5
Commercial	181.1	314.0	533.4
Service Experts	177.8	318.8	492.8
Refrigeration	129.9	255.7	392.0
Eliminations(A)	(26.0)	(42.6)	(64.0)

	$1,002.0	$1,801.5	$2,808.7

Segment Profit (Loss)(B)
Residential	$73.1	$115.3	$168.9
Commercial	19.4	27.7	53.4
Service Experts	9.5	3.3	11.0
Refrigeration	14.3	26.4	40.4
Corporate and other	(21.0)	(45.1)	(67.9)
Eliminations(A)	(0.4)	(0.3)	0.3

	94.9	127.3	206.1
Reconciliation to income from operations before income taxes:
(Gains), losses and other expenses, net	(27.2)	(45.3)	(47.3)
Restructuring charges	2.3	8.6	13.1
Interest expense, net	1.8	2.4	3.6
Other expense, net	—	1.0	0.1

	118.0	160.6	236.6
Less: Realized gains on settled futures contracts	22.9	32.0	52.3

	$95.1	$128.6	$184.3

(A)	Eliminations consist of intercompany sales between business segments, such as products sold to Service Experts by the Residential Heating & Cooling segment.

(B)	The Company defines segment profit (loss) as a segment’s income (loss) from continuing operations before income taxes included in the accompanying Consolidated Statements of Operations; excluding (gains), losses and other expenses, net; restructuring charges; goodwill impairment; interest expense, net; and other (income) expense, net; less (plus) realized gains (losses) on settled futures contracts.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Adoption of SFAS No. 158

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers Accounting for Defined Benefit Pensions and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132R (“SFAS No. 158”). On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158, which requires plan sponsors of defined benefit pension and other postretirement benefit plans (collectively, “postretirement benefit plans”) to recognize the funded status of their postretirement benefit plans in the statement of financial position, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position, and provide additional disclosures. The effect of adopting SFAS No. 158 on the Company’s financial condition at December 31, 2006 has been included in the accompanying consolidated financial statements. SFAS No. 158 did not have an effect on the Company’s consolidated financial condition at December 31, 2005 or 2004. See Note 11 for further discussion.

Environmental Obligations

The Company accounts for environmental obligations in accordance with American Institute of Certified Public Accountants Statement of Position 96-1, Environmental Remediation Liabilities (“SOP 96-1”). The Company accrues for losses associated with environmental obligations when such losses are probable and reasonably estimable. Accruals for estimated losses from environmental obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental obligations are discounted to their present value when the amounts are fixed and the timing of future cash payments are reliably determinable. Recoveries of environmental remediation and containment costs from other parties are recognized as assets when their receipt is deemed probable. For more information see Note 13.

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

Revenue Recognition

The Company’s Residential Heating & Cooling, Commercial Heating & Cooling and Refrigeration segments’ revenue recognition practices depend upon the shipping terms for each transaction. Shipping terms are primarily FOB Shipping Point and, therefore, revenues are recognized for these transactions when products are shipped to customers and title passes. However, certain customers in the Company’s smaller operations, primarily outside of North America, have shipping terms where title and risk of ownership does not transfer until the product is delivered to the customer. For these transactions, revenues are recognized on the date that the product is received and accepted by such customers. LII has experienced returns for miscellaneous reasons and records a reserve for these returns based on historical experience for such returns at the time the Company recognizes revenue. The Company’s historical rate of returns is insignificant as a percentage of sales.

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

The Company engages in cooperative advertising, customer rebate, cash discount and other miscellaneous programs that result in payments or credits being issued to its customers. The Company’s policy is to record the discounts and incentives as a reduction of sales when the sales are recorded, with the exception of certain cooperative advertising expenditures that are charged to Selling, General and Administrative Expenses. The amounts charged to Selling, General and Administrative Expenses were approximately $11.8 million, $11.7 million and $8.9 million for the years ended December 31, 2006, 2005 and 2004, respectively. Under these cooperative advertising programs, the Company receives, or will receive, an identifiable benefit (goods or services) in exchange for the consideration given. The identified benefit is sufficiently separable from the customer’s purchase of the Company’s products such that the Company could have entered into an exchange transaction with a party other than the customer in order to receive the benefit. Additionally, the Company can reasonably estimate the fair value of the benefit that the Company receives, or will receive, and the amount of the consideration paid by the Company does not exceed the estimated fair value of the benefit received.

Cost of Goods Sold

The principal components of cost of goods sold in the Company’s manufacturing operations are component costs, raw materials, factory overhead, labor and estimated costs of warranty expense. In the Company’s Service Experts segment, the principal components of cost of goods sold are equipment, parts and supplies and labor. These principal components of costs include inbound freight charges, purchasing, receiving and inspection costs, internal transfer costs and warehousing costs through the manufacturing process.

Shipping and Handling

Shipping and handling costs relate to post-production activities. Costs of $188.9 million, $158.2 million, and $139.4 million are included in Selling, General and Administrative Expenses in the accompanying Consolidated Statements of Operations for the years ended December 31, 2006, 2005, and 2004, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include (a) all other payroll and benefit costs; (b) outbound freight, post-production warehousing and distribution costs; (c) advertising; (d) general selling and administrative costs, which include research and development and information technology costs; and (e) other selling, general and administrative related costs such as insurance, travel, and non-production depreciation and rent.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Gains), Losses and Other Expenses, net

(Gains), losses and other expenses, net were ($45.7) million, ($50.2) million and zero for the years ended December 31, 2006, 2005 and 2004, respectively and included the following (in millions):

	For the Years Ended December 31,
	2006	2005	2004

Realized gains on settled futures contracts	$(66.0)	$(16.7)	$—
Unrealized losses (gains) on open futures contracts	20.8	(23.3)	—
Gain on sale of LII’s 45% interest in its heat transfer joint venture to Outokumpu	—	(9.3)	—
Estimated on-going remediation costs in conjunction with the joint remediation agreement LII entered into with Outokumpu	—	2.2	—
Other items, net	(0.5)	(3.1)	—

(Gains), losses and other expenses, net	$(45.7)	$(50.2)	$—

Stock-Based Compensation

Effective July 1, 2005, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS No. 123R”), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the second half of 2005 included: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), and (b) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Prior to July 1, 2005, the Company accounted for stock-based awards under the intrinsic value method, which follows the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and Related Interpretations (“APB No. 25”), as permitted by SFAS No. 123. In accordance with SFAS No. 123R, results for prior periods have not been restated. Compensation expense of $24.4 million, $28.8 million and $11.9 million was recognized for the years ended December 31, 2006, 2005 and 2004, respectively, and is included in Selling, General and Administrative Expenses in the accompanying Consolidated Statements of Operations. The cumulative effect of the change in accounting related to the adoption of SFAS No. 123R was not material for the year ended December 31, 2005.

Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS No. 123R requires the cash flows from the tax benefits of tax deductions in excess of the compensation cost recognized for those options (“excess tax benefits”) to be classified as financing cash flows. The adoption of SFAS No. 123R resulted in excess tax benefits of $11.3 million and $5.1 million being classified as a financing cash inflow in the accompanying Consolidated Statements of Cash Flows for the years ended December 31, 2006 and 2005, respectively.

Had the Company used the fair value based accounting method for stock-based compensation expense described by SFAS No. 123 for the period beginning January 1, 2005 through June 30, 2005 and the 2004 fiscal period, the Company’s diluted net income (loss) per common and equivalent share for the years ended December 31, 2005 and 2004, respectively, would have been as set forth in the table below (in millions, except per share data). As of July 1, 2005, the Company adopted SFAS No. 123R thereby eliminating pro forma disclosure for periods following such adoption. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes-Merton option valuation model and amortized to expense over the options’ vesting periods.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Years Ended
	December 31,
	2005	2004

Net income (loss), as reported	$150.7	$(134.4)
Add: Reported stock-based compensation expense, net of taxes	18.4	7.5
Deduct: Fair value based compensation expense, net of taxes	(19.4)	(10.0)

Net income (loss), pro-forma	$149.7	$(136.9)

Earnings per share:
Basic, as reported	$2.35	$(2.24)
Basic, pro forma	$2.33	$(2.28)
Diluted, as reported	$2.11	$(2.24)
Diluted, pro forma	$2.09	$(2.28)

Research and Development

Research and development costs are expensed as incurred. The Company expended approximately $42.2 million, $40.3 million and $37.6 million for the years ended December 31, 2006, 2005 and 2004, respectively, for research and product development activities. Research and development costs are included in Selling, General and Administrative Expenses in the accompanying Consolidated Statements of Operations.

Advertising

The costs of advertising, promotion and marketing programs are charged to operations in the period incurred. Expenses relating to advertising, promotions and marketing programs were $79.0 million, $79.6 million and $68.4 million for the years ended December 31, 2006, 2005 and 2004, respectively, and are included in Selling, General and Administrative Expenses in the accompanying Consolidated Statements of Operations.

Translation of Foreign Currencies

All assets and liabilities of foreign subsidiaries and joint ventures are translated into United States dollars using rates of exchange in effect at the balance sheet date. Revenues and expenses are translated at average exchange rates during the respective years. The unrealized translation gains and losses are included in Accumulated Other Comprehensive (Loss) Income in the accompanying Consolidated Balance Sheets. Transaction gains (losses) included in Other (Income) Expense, net in the accompanying Consolidated Statements of Operations were $0.9 million, $(2.7) million and $1.8 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Interest Expense, net

The Company incurred $10.1 million, $19.6 million, and $32.2 million in interest expense, net of capitalized interest, while earning $5.7 million, $4.2 million, and $5.0 million in interest income for the years ended December 31, 2006, 2005 and 2004, respectively.

Derivatives

The Company uses futures contracts and fixed forward contacts to mitigate the exposure to volatility in commodity prices. The Company hedges only exposures in the ordinary course of business and does not hold or trade derivatives for profit. All derivatives are recognized in the Consolidated Balance Sheet at fair value and are reported in Current Other Assets, Long-term Other Assets, Accrued Expenses, or Other Liabilities. Classification of each hedging instrument is based upon whether the maturity of the instrument is less than or greater than 12 months. Instruments that meet established accounting criteria are formally designated as cash flow hedges. The Company

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accounts for instruments that qualify as cash flow hedges utilizing Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS No. 133”). However, the Company may enter into instruments that economically hedge certain of its risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting under SFAS No. 133. In these cases, there exists a natural hedging relationship in which changes in the fair value of the instrument, which are recognized currently in net income, act as an economic offset to changes in the fair value of the underlying hedged item(s). For more information see Note 21.

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

The Company operates in four reportable business segments of the HVACR markets: Residential Heating & Cooling, Commercial Heating & Cooling, Service Experts and Refrigeration. Transactions between segments, such as products sold to Service Experts by the Residential Heating & Cooling segment, are recorded on an arms-length basis using the market price for these products. The eliminations of these intercompany sales and any associated profit are noted in the reconciliation of segment results to the income from continuing operations before income taxes below. The Company uses segment profit (loss) as the primary measure of profitability to evaluate operating performance and to allocate capital resources. In the third quarter of 2006, the Company changed its definition of segment profit (loss) to include realized gains (losses) on settled futures contracts. Realized gains (losses) on settled futures contracts are a component of (Gains), Losses and Other Expenses, net in the accompanying Consolidated Statements of Operations. As a result of this change, the Company now defines segment profit (loss) as a segment’s income (loss) from continuing operations before income taxes included in the accompanying Consolidated Statements of Operations; excluding (gains), losses and other expenses, net; restructuring charges; goodwill impairment; interest expense, net; and other (income) expense, net; less (plus) realized gains (losses) on settled futures contracts.

The Company’s corporate costs include those costs related to corporate functions such as legal, internal audit, treasury, human resources, tax compliance, and senior executive staff. Corporate costs also include the long-term share-based incentive awards provided to employees throughout LII. The Company recorded these share-based awards as corporate costs to preserve confidentiality and based on the historical practice of doing so for internal reporting purposes.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net sales and segment profit (loss) by business segment, along with a reconciliation of segment profit (loss) to net earnings (loss) for years ended December 31, 2006, 2005 and 2004 are shown below (in millions):

	For the Years Ended December 31,
	2006	2005	2004

Net Sales
Residential Heating & Cooling	$1,848.4	$1,685.8	$1,419.8
Commercial Heating & Cooling	723.2	651.7	580.8
Service Experts	654.1	641.4	611.7
Refrigeration	526.4	467.2	444.7
Eliminations(1)	(81.0)	(79.9)	(74.3)

	$3,671.1	$3,366.2	$2,982.7

Segment Profit (Loss)
Residential Heating & Cooling	$212.1	$206.9	$169.7
Commercial Heating & Cooling	73.1	56.9	51.2
Service Experts	19.2	17.0	(2.2)
Refrigeration	52.3	44.4	42.7
Corporate and other	(101.5)	(103.1)	(91.6)
Eliminations(1)	0.8	0.2	1.6

	256.0	222.3	171.4
Reconciliation to income (loss) from continuing operations before income taxes:
(Gains), losses and other expenses, net	(45.7)	(50.2)	—
Restructuring charges	13.3	2.4	—
Goodwill impairment	—	—	208.0
Interest expense, net	4.4	15.4	27.2
Other (income) expense, net	(0.4)	3.0	(0.8)

	284.4	251.7	(63.0)
Less: Realized gains on settled futures contracts	66.0	16.7	—

	$218.4	$235.0	$(63.0)

(1)	Eliminations consist of intercompany sales between business segments, such as products sold to Service Experts by the Residential Heating & Cooling segment.

On a consolidated basis, no revenues from transactions with a single customer were 10% or greater of the Company’s consolidated net sales for any of the periods presented.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total assets by business segment as of December 31, 2006 and 2005 are shown below (in millions). The assets in the corporate segment are primarily comprised of cash, deferred tax assets, and investments in consolidated subsidiaries. Assets recorded in the operating segments represent those assets directly associated with those segments.

	As of December 31,
	2006	2005

Total Assets
Residential Heating & Cooling	$590.7	$589.1
Commercial Heating & Cooling	279.7	234.3
Service Experts	174.5	185.3
Refrigeration	340.9	308.9
Corporate and other	343.3	432.1
Eliminations(1)	(9.3)	(12.1)

Segment assets	$1,719.8	$1,737.6

(1)	Eliminations consist of net intercompany receivables and intercompany profit included in inventory from products sold between business segments, such as products sold to Service Experts by the Residential Heating & Cooling segment.

Total capital expenditures by business segment for the years ended December 31, 2006, 2005 and 2004 are shown below (in millions):

	For the Years Ended December 31,
	2006	2005	2004

Capital Expenditures
Residential Heating & Cooling	$30.6	$34.7	$24.0
Commercial Heating & Cooling	11.3	8.6	5.5
Service Experts	2.5	2.0	1.3
Refrigeration	10.0	9.5	5.7
Corporate and other	19.4	8.5	3.8

Total capital expenditures	$73.8	$63.3	$40.3

The depreciation and amortization expense by business segment for the years ended December 31, 2006, 2005 and 2004 are shown below (in millions):

	For the Years Ended December 31,
	2006	2005	2004

Depreciation and Amortization
Residential Heating & Cooling	$21.5	$16.9	$18.6
Commercial Heating & Cooling	6.2	4.5	4.9
Service Experts	2.2	2.9	3.4
Refrigeration	7.9	7.3	8.2
Corporate and other	6.5	5.8	7.5

Total depreciation and amortization	$44.3	$37.4	$42.6

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth certain financial information relating to the Company’s operations by geographic area based on the domicile of the Company’s operations (in millions):

	For the Years Ended December 31,
	2006	2005	2004

Net Sales to External Customers
United States	$2,835.5	$2,603.0	$2,254.8
Canada	315.9	294.6	272.7
International	519.7	468.6	455.2

Total net sales to external customers	$3,671.1	$3,366.2	$2,982.7

	As of December 31,
	2006	2005

Long-Lived Assets
United States	$432.4	$448.1
Canada	114.8	105.8
International	154.2	136.5

Total long-lived assets	$701.4	$690.4

4.	Inventories:

Components of inventories are as follows (in millions):

	As of December 31,
	2006	2005

Finished goods	$223.2	$174.0
Repair parts	43.3	35.8
Work in process	8.1	8.6
Raw materials	87.8	79.1

	362.4	297.5
Excess of current cost over last-in, first-out cost	(56.9)	(55.1)

Total inventories	305.5	$242.4

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Property, Plant and Equipment:

Components of property, plant and equipment are as follows (in millions):

	As of December 31,
	2006	2005

Land	$32.7	$30.3
Buildings and improvements	181.6	177.1
Machinery and equipment	526.6	487.8
Construction in progress and equipment not yet in service	36.1	25.1

Total	777.0	720.3
Less-accumulated depreciation	(488.8)	(464.6)

Property, plant and equipment, net	$288.2	$255.7

6.	Divestitures:

Sale of Interest in Heat Transfer Joint Venture

On June 7, 2005, the Company completed the sale of its 45% interest in its heat transfer joint venture to Outokumpu for $39.3 million pursuant to which the Company recorded a pre-tax gain of $9.3 million, which is included in (Gains), Losses and Other Expenses, net in the accompanying Consolidated Statements of Operations. In connection with the sale, the Company entered into an agreement with Outokumpu related to joint remediation of certain existing environmental matters. In conjunction with the new agreement, the Company updated its estimate of its portion of the on-going remediation costs and recorded expenses of $2.2 million for the year ended December 31, 2005.

Service Experts Discontinued Operations

In the first quarter of 2004, the Company’s Board of Directors approved a turnaround plan designed to improve the performance of its Service Experts business segment. The plan realigned Service Experts’ dealer service centers to focus on service and replacement opportunities in the residential and light commercial markets. The Company identified approximately 130 centers, whose primary business is residential and light commercial service and replacement. These centers comprise the ongoing Service Experts business segment. As of December 31, 2004, the Company had divested the remaining centers that no longer matched the realigned business model. The operating results of the centers that are no longer a part of Service Experts are classified as a Discontinued Operation in the accompanying Consolidated Statements of Operations. The related liabilities for these centers are classified as Liabilities Held for Sale in the accompanying Consolidated Balance Sheets.

A summary of net trade sales, pre-tax operating results and pre-tax loss on disposal of assets for the years ended December 31, 2006, 2005 and 2004 are detailed below (in millions):

	Discontinued Operations
	For the Years
	Ended December 31,
	2006	2005	2004

Net trade sales	$—	$0.2	$228.9
Pre-tax loss operating results	—	(2.0)	(38.9)
Pre-tax loss on disposal of assets	—	(0.1)	(14.9)

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table details the Company’s pre-tax loss from discontinued operations for the years ended December 31, 2006, 2005 and 2004 (in millions):

				Cumulative
				Incurred
	For the Years			through
	Ended December 31,			December 31,
	2006	2005	2004	2006

Goodwill impairment	$—	$—	$14.8	$14.8
Impairment of property, plant and equipment	—	—	3.1	3.1
Operating loss	—	—	14.9	14.9
Other divestiture costs	—	2.0	6.1	8.1

Subtotal	—	2.0	38.9	40.9
Loss on disposal of centers	—	0.1	14.9	15.0

Total loss from discontinued operations	$—	$2.1	$53.8	$55.9

The income tax benefit on discontinued operations was $0.7 million and $12.9 million for the years ended December 31, 2005 and 2004, respectively. Through December 31, 2006, proceeds from the sale of the Service Experts centers described above totaled $25.8 million. No proceeds were received in 2006.

7.	Restructuring Charges:

Restructuring charges incurred include the following amounts for the years ended December 31, 2006 and December 31, 2005 (in millions):

	For the Years Ended December 31,
	2006	2005

Allied Air Enterprises consolidation	$15.9	$—
Gain on sale of facility	(3.0)	—
Gain on sale of land	(0.8)	—
Lennox Hearth Products production relocation	1.2	2.4

	$13.3	$2.4

In February 2006, Allied Air Enterprises, a division of the Company’s Residential Heating & Cooling segment, announced that it had commenced plans to consolidate its manufacturing, distribution, research and development, and administrative operations of the Company’s two-step operations into South Carolina, and close its current operations in Bellevue, Ohio. The consolidation has been a phased process and is expected to be completed by the end of the first quarter of fiscal 2007.

In connection with this consolidation project, the Company recorded pre-tax restructuring charges of $15.9 million for the year ended December 31, 2006. The restructuring charges were primarily related to severance and benefits, the costs to move equipment and accelerated depreciation related to the reduction in useful lives and disposal of certain long-lived assets.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the severance and benefits and other exit costs incurred in connection with Allied Air Enterprises’ consolidation are as follows (in millions):

For the Year Ended
December 31,
2006

Severance and benefits	$7.1
Other exit costs	8.8

Total	$15.9

For the year ended December 31, 2006, the Company recorded charges of $4.8 million of accelerated depreciation related to the reduction in useful lives and disposal of certain long-lived assets, which is included in other exit costs set forth above.

The following table summarizes the accrued expenses related to the consolidation of the operations of Allied Air Enterprises for the year ended December 31, 2006 (in millions), which are included in Accrued Expenses in the accompanying Consolidated Balance Sheets.

	Severance and	Other Exit
	Benefits	Costs	Total

Balance at December 31, 2005	$—	$—	$—
Amounts charged to earnings	7.1	8.8	15.9
Cash utilization	(3.4)	(4.0)	(7.4)
Non-cash utilization primarily consisting of accelerated depreciation	—	(4.8)	(4.8)

Balance at December 31, 2006	$3.7	$—	$3.7

In conjunction with this consolidation effort, the Company expects to incur additional pre-tax restructuring related charges of approximately $3.1 million during the first quarter of 2007, consisting of approximately $0.3 million in severance and benefits and approximately $2.8 million in accelerated depreciation, relocation and other exit costs.

A gain of approximately $3.0 million related to the sale of a facility in Canada is also included in restructuring expense for the year ended December 31, 2006. The sale of the Canadian facility occurred in 2003 and the resulting gain was deferred pending approval of a Canadian regulatory agency, which occurred in December 2006. The Company had reduced the carrying value of the facility to its then net realizable value in connection with a prior restructuring initiative of its Service Experts operations in 2001.

Also included in restructuring expense for the year ended December 31, 2006, is a gain of $0.8 million related to the sale of a parcel of land in March 2006. The Company had reduced the carrying value of the land to its then net realizable value in connection with a prior restructuring initiative of its Service Experts operations in 2001.

Due to competitive cost pressures, in April 2005, Lennox Hearth Products Inc., a subsidiary of the Company, commenced plans to relocate its Whitfield pellet stove and Lennox cast iron product lines from Burlington, Washington to a third party production facility in Juarez, Mexico, discontinue its existing steel wood stove line manufactured in Burlington, and close the Burlington facility. These actions were substantially complete as of December 31, 2005. In connection with the plant closure, the Company recorded pre-tax restructuring-related charges of $2.4 million for the year ended December 31, 2005, which are included in Restructuring Charges in the accompanying Consolidated Statements of Operations. In 2006, the Company recorded an additional pre-tax restructuring-related charge of approximately $1.2 million related to an operating lease on the idle facility in Burlington, Washington. The charge reflects the net present value of the remaining lease payments on the operating

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

lease, net of estimated sublease income on the facility. The lease expires in June 2011. These accruals are included in Accrued Expenses in the accompanying Consolidated Balance Sheets.

Strategic restructuring charges reflect decisions made at the corporate level and are not included in the business segments’ operating profit performance.

8.	Long-Term Debt and Lines of Credit:

Long-term debt at December 31, 2006 and 2005 consisted of the following (in millions):

	2006	2005

6.73% promissory notes, payable $11.1 annually through 2008	$22.2	$33.3
6.75% promissory notes, payable in 2008	50.0	50.0
8.00% promissory note, payable in 2010	35.0	35.0
Capitalized lease obligations and other	1.0	1.0

	108.2	119.3

Less current maturities	(11.4)	(11.3)

	$96.8	$108.0

At December 31, 2006, the aggregate amounts of required principal payments on long-term debt are as follows (in millions):

2007	$11.4
2008	61.4
2009	0.2
2010	35.2
2011	—
Thereafter	—

The Company has bank lines of credit aggregating $434.4 million, of which $1.0 million was borrowed and outstanding and $91.2 million was committed to standby letters of credit at December 31, 2006. Of the remaining $342.2 million, the entire amount was available for future borrowings after consideration of covenant limitations at December 31, 2006. Included in the lines of credit are several regional facilities and a multi-currency facility governed by agreements between the Company and a syndicate of banks. The revolving credit facility, which matures in July 2010, has a borrowing capacity of $400 million. As of December 31, 2006 and 2005, the Company has unamortized debt issuance costs of $1.9 million and $2.5 million, respectively, which are included in Other Assets in the accompanying Consolidated Balance Sheets. The facility contains certain financial covenants and bears interest at a rate equal to, at the Company’s option, either (a) the greater of the bank’s prime rate or the federal funds rate plus 0.5%, or (b) the London Interbank Offered Rate plus a margin equal to 0.475% to 1.20%, depending upon the ratio of total funded debt-to-adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”), as defined in the facility. The Company pays a facility fee, depending upon the ratio of total funded debt to Adjusted EBITDA, equal to 0.15% to 0.30% of the capacity. The facility includes restrictive covenants that limit the Company’s ability to incur additional indebtedness, encumber its assets, sell its assets and make certain payments, including amounts for share repurchases and dividends. The Company’s facility and promissory notes are secured by the stock of the Company’s major subsidiaries.

LII’s domestic revolving and term loans contain certain financial covenant restrictions. As of December 31, 2006, LII believes it was in compliance with all covenant requirements. LII periodically reviews its capital structure, including its primary bank facility, to ensure that it has adequate liquidity. LII believes that cash flow from

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operations, as well as available borrowings under its revolving credit facility and other sources of funding will be sufficient to fund its operations for the foreseeable future.

Under a revolving period asset securitization arrangement, the Company is able to transfer beneficial interests in a portion of its trade accounts receivable to a third party in exchange for cash. The Company’s continued involvement in the transferred assets is limited to servicing. These transfers are accounted for as sales rather than secured borrowing. The fair values assigned to the retained and transferred interests are based primarily on the receivables carrying value given the short term to maturity and low credit risk. As of December 31, 2006 and 2005, the Company had not sold any beneficial interests in accounts receivable. The discount incurred in the sale of such receivables of $0.3 million, $0.9 million and $2.3 million for the years ended December 31, 2006, 2005 and 2004, respectively, is included as part of Selling, General and Administrative Expenses in the accompanying Consolidated Statements of Operations.

On September 7, 2005, the Company called for redemption of all of its outstanding 6.25% convertible subordinated notes (“Convertible Notes”) on October 7, 2005. The redemption price was 103.571% of the principal amount. As of September 7, 2005, there was $143.75 million aggregate principal amount of Convertible Notes outstanding, which could be converted into the Company’s common stock at a rate of 55.2868 shares of common stock per $1,000 principal amount of Convertible Notes at any time before the close of business on the business day prior to the redemption date. As of October 6, 2005, the holders of all of the Convertible Notes had converted the Convertible Notes into an aggregate of approximately 7.9 million shares of common stock.

In June 2004, LII made a pre-payment of $35 million on its long-term debt, which was scheduled to mature in the third quarter of 2005. The pre-payment make-whole amount associated with the debt of $1.9 million was expensed in 2004 and is included in Interest Expense, net in the accompanying Consolidated Statements of Operations.

9.	Income Taxes:

The Company’s income tax provision from continuing operations for the years ended December 31, 2006, 2005 and 2004 consisted of the following (in millions):

	For the Years Ended December 31,
	2006	2005	2004

Current:
Federal	$49.8	$63.9	$12.9
State	5.5	7.2	3.3
Foreign	9.8	14.3	10.2

Total current	65.1	85.4	26.4

Deferred:
Federal	0.3	(3.1)	10.9
State	(3.6)	4.1	(7.1)
Foreign	(9.4)	(3.4)	0.3

Total deferred	(12.7)	(2.4)	4.1

Total income tax provision	$52.4	$83.0	$30.5

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income (loss) from continuing operations before income taxes and cumulative effect of accounting change was comprised of the following for the years ended December 31, 2006, 2005 and 2004 (in millions):

	For the Years Ended December 31,
	2006	2005	2004

Domestic	$172.4	$195.3	$(92.4)
Foreign	46.0	39.7	29.4

Total	$218.4	$235.0	$(63.0)

The difference between the income tax provision from continuing operations computed at the statutory federal income tax rate and the financial statement provision for taxes for the years ended December 31, 2006, 2005 and 2004 is summarized as follows (in millions):

	2006	2005	2004

Provision (benefit) at the U.S. statutory rate of 35%	$76.4	$82.3	$(22.1)
Increase (reduction) in tax expense resulting from:
State income tax, net of federal income tax benefit	3.9	7.3	1.5
Goodwill impairment	—	—	51.4
Other permanent items	6.5	(3.1)	1.4
Research tax credit	(0.9)	(0.7)	(5.6)
Decrease in tax audit reserves	(14.3)	—	—
Change in valuation allowance	(19.3)	—	6.2
Foreign taxes at rates other than 35% and miscellaneous other	0.1	(2.8)	(2.3)

Total income tax provision	$52.4	$83.0	$30.5

The 2006 decrease in tax audit reserves is primarily due to the release of tax contingency reserves established in prior years in connection with recently completed examinations.

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

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets (liabilities), as determined under the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS No. 109”), were comprised of the following at December 31, 2006 and 2005 (in millions):

	2006	2005

Gross deferred tax assets:
Warranties	$36.6	$28.0
Net operating losses (foreign and U.S. state)	52.7	59.5
Postretirement and pension benefits	22.6	7.0
Inventory reserves	4.9	5.0
Receivable allowance	4.2	3.9
Compensation liabilities	32.3	26.3
Deferred income	9.0	8.9
Intangibles	9.6	14.1
Other	15.2	17.4

Total deferred tax assets	187.1	170.1
Valuation allowance	(32.8)	(50.5)

Total deferred tax assets, net of valuation allowance	154.3	119.6

Gross deferred tax liabilities:
Depreciation	(8.9)	(10.8)
Insurance liabilities	(9.0)	(8.0)
Other	(9.9)	(8.6)

Total deferred tax liabilities	(27.8)	(27.4)

Net deferred tax assets	$126.5	$92.2

As of December 31, 2006, the Company has $14.3 million and $38.4 million in tax effected state and foreign net operating loss carryforwards, respectively. The state and foreign net operating loss carryforwards begin expiring in 2007. The deferred tax asset valuation allowance relates primarily to the operating loss carry forwards in various states in the U.S., European and Canadian tax jurisdictions. The decrease in the valuation allowance is primarily the result of foreign and state losses previously not benefited and currency fluctuation.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the reversal of existing taxable temporary differences, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2006.

In order to realize the net deferred tax asset, the Company will need to generate future foreign taxable income of approximately $81.9 million during the periods in which those temporary differences become deductible. The Company does not need to generate any additional federal income as it has sufficient carryback capacity to fully realize the federal deferred tax asset. U.S. taxable income for the years ended December 31, 2006, 2005 and 2004 was $176.3 million, $145.6 million and $2.4 million, respectively.

No provision has been made for income taxes which may become payable upon distribution of the Company’s foreign subsidiaries’ earnings. It is not practicable to estimate the amount of tax that might be payable because

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

management’s intent is to permanently reinvest these earnings or to repatriate earnings when it is tax effective to do so.

The Internal Revenue Service (“IRS”) completed it examination of the Company’s consolidated tax returns for the years 1999 through 2003 and issued a Revenue Agent’s Report (“RAR”) on April 6, 2006. The disallowed deductions primarily relate to certain insurance reserves and credits claimed for research activities. The Company disagrees with the RAR which is currently under review by the administrative appeals division of the IRS. Although the ultimate resolution is not known at this time, management believes that the Company has adequate reserves based on its assessment of the Company’s tax position.

On May 18, 2006, Texas enacted legislation changing its tax system essentially replacing the existing franchise tax with a broad, new tax based on taxable margin. The legislation included redefining the tax base, lowering the tax rate, and extending imposition of the tax to numerous types of entities that were not previously subject to the franchise tax. As a result of the legislation and in accordance with SFAS No. 109, the Company recorded an income tax benefit of $0.1 million.

In June 2006, FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for income taxes by prescribing a minimum threshold that a tax position is required to meet before being recognized in the financial statements. FIN No. 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting for interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company will adopt this Interpretation in the first quarter of calendar year 2007. The Company is currently evaluating the impact of FIN No. 48 on the consolidated financial statements.

On December 20, 2006, H.R. 6111, the Tax Relief and Health Care Act of 2006, was enacted extending the Internal Revenue Code Section 41 research credit retroactive to January 1, 2006. As a result of the legislation and in accordance with SFAS No. 109, the Company recorded an income tax benefit of $0.9 million.

10.	Current Accrued Expenses:

Significant components of current accrued expenses at December 31, 2006 and 2005 are presented below (in millions):

	December 31,
	2006	2005

Accrued wages	$113.4	$114.8
Insurance reserves	63.0	61.7
Deferred income	36.6	35.8
Accrued warranties	27.2	25.3
Accrued rebates and promotions	33.9	33.6
Other	52.2	50.5

Total current accrued expenses	$326.3	$321.7

11.	Employee Benefit Plans:

Profit Sharing Plans

The Company maintains noncontributory profit sharing plans for its eligible domestic salaried employees. These plans are discretionary, as the Company’s contributions are determined annually by the Board of Directors. Provisions for contributions to the plans amounted to $12.0 million, $14.0 million and $10.4 million in the years ended December 31, 2006, 2005 and 2004, respectively. The Company also sponsors several 401(k) plans with

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

employer contribution-matching requirements. The Company contributed $1.6 million, $1.6 million and $2.3 million in the years ended December 31, 2006, 2005 and 2004, respectively, to these 401(k) plans.

Pension and Postretirement Benefit Plans

The Company has domestic and foreign pension plans covering essentially all employees. The Company also maintains an unfunded postretirement benefit plan, which provides certain medical and life insurance benefits to eligible employees. In 2006, the Company amended the postretirement benefit plan to (i) eliminate post-65 coverage for current and future retirees and (ii) gradually shift the pre-65 medical coverage cost from the Company to participants starting in 2007 such that by 2010, pre-65 retirees would be paying 100% of the cost. As a result of this amendment, the postretirement plan would still exist in 2010 and eligible participants would still be able to receive group coverage rates, however the Company would no longer be paying any portion of the participants’ premiums.

The following table summarizes the impact of the initial adoption of SFAS No. 158 (in millions).

	As of December 31,			As of
	2005	2006		December 31, 2006
		Prior to SFAS No.
		158	SFAS No. 158	After SFAS No. 158
		Adjustments	Adjustments	Adjustments

Prepaid pension asset	$63.1	$61.3	$(61.3)	$—
Intangible pension asset	10.1	8.0	(8.0)	—
Accrued pension liabilities	(19.1)	(20.9)	(30.1)	(51.0)
Reserve for minimum pension liabilities	(62.3)	(54.3)	54.3	—
Other benefit liabilities	(16.5)	(16.6)	1.7	(14.9)
Accumulated other comprehensive income	52.2	46.3	43.4	89.7

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables set forth amounts recognized in the Company’s financial statements and the plans’ funded status for 2006 and 2005 (dollars in millions):

	Pension Benefits		Other Benefits
	2006	2005	2006		2005

Accumulated benefit obligation	$264.3	$262.5	$	N/A	$	N/A
Changes in projected benefit obligation:
Benefit obligation at beginning of year	269.7	243.1		27.1		28.3
Service cost	7.1	7.0		1.2		1.2
Interest cost	14.8	13.1		1.4		1.6
Plan participants’ contributions	0.1	0.1		2.1		2.2
Amendments	—	1.6		(15.9)		—
Actuarial loss (gain)	(8.2)	17.9		3.7		(1.6)
Benefits paid	(14.1)	(13.1)		(4.7)		(4.6)

Benefit obligation at end of year	269.4	269.7		14.9		27.1

Changes in plan assets:
Fair value of plan assets at beginning of year	$200.1	$167.2		$—		$—
Actual return on plan assets	19.6	14.0		—		—
Employer contribution	8.3	29.8		2.6		2.4
Plan participants’ contributions	0.1	0.1		2.1		2.2
Foreign currency changes	1.3	(0.6)		—		—
Benefits paid	(11.0)	(10.4)		(4.7)		(4.6)

Fair value of plan assets at end of year	218.4	200.1		—		—

Funded status	(51.0)	(69.6)		(14.9)		(27.1)
Unrecognized actuarial loss	82.9	102.1		18.4		15.5
Unamortized prior service cost	8.4	11.2		(20.1)		(4.9)
Unrecognized net obligation	0.1	0.3		—		—

Net amount recognized	$40.4	$44.0		$(16.6)		$(16.5)

	December 31,
	2006	2005

Pension plans with an accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$163.6	$158.2
Accumulated benefit obligation	155.8	152.0
Fair value of plan assets	105.8	88.5

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Pension Benefits			Other Benefits
	2006	2005	2004	2006	2005	2004

Components of net periodic benefit cost at December 31:
Service cost	$7.1	$7.0	$6.6	$1.2	$1.2	$1.0
Interest cost	14.8	13.1	13.2	1.4	1.6	1.4
Expected return on plan assets	(16.0)	(13.7)	(14.5)	—	—	—
Amortization of prior service cost	0.9	1.0	1.0	(0.6)	(0.5)	(0.6)
Recognized actuarial loss	6.3	3.5	3.0	0.8	1.0	0.8
Recognized transition obligation	1.9	—	—	—	—	—
Settlement	—	0.1	0.7	—	—	—

Net periodic benefit cost	$15.0	$11.0	$10.0	$2.8	$3.3	$2.6

	Pension Benefits		Other Benefits
	2006	2005	2006	2005

Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	5.89%	5.75%	5.82%	5.75%
Rate of compensation increase	4.30	4.28	—	—

	Pension Benefits			Other Benefits
	2006	2005	2004	2006	2005	2004

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate	5.75%	5.75%	6.00%	5.75%	5.75%	6.00%
Expected long-term return on plan assets	8.25	8.25	8.75	—	—	—
Rate of compensation increase	4.28	4.00	4.00	—	—	—

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

To select a discount rate for the purpose of valuing the plan obligations, the Company performed an analysis in which the duration of projected cash flows from defined benefit and retiree health care plans were matched with a yield curve based on the appropriate universe of high-quality corporate bonds that were available. The Company used the results of the yield curve analysis to select the discount rate that matched the duration and payment stream of the benefits in each plan. This resulted in the selection of the 5.89% discount rate assumption for the pension benefits and 5.82% for the other benefits.

	2006	2005

Assumed health care cost trend rates at December 31:
Health care cost trend rate assumed for next year	9.0%	10.0%
Rate to which the cost rate is assumed to decline (the ultimate trend rate)	5.0	5.0
Year that the rate reaches the ultimate trend rate	2014	2011

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assumed health care cost trend rates have a significant effect on the amounts reported for the Company’s health care plan. A one percentage-point change in assumed health care cost trend rates would have the following effects (in millions):

	1-Percentage-	1-Percentage-
	Point Increase	Point Decrease

Effect on total of service and interest cost	$0.2	$(0.2)
Effect on the post-retirement benefit obligation	1.5	(1.3)

The Company’s U.S.-based pension plan weighted-average asset allocations at December 31, 2006 and 2005, by asset category, are as follows:

	Plan Assets at
	December 31,
Asset Category	2006	2005

Domestic equity	56.0%	47.6%
International equity	10.5	8.9
Investment Grade Bonds	28.7	26.4
Money Market/Cash/Annuities	4.8	17.1

Total	100.0%	100.0%

Plan investments are invested within the following range targets:

	Target	+ / −

Domestic equity	55%	+/−3%
International equity	10%	+/−3%
Investment grade bonds	30%	+/−3%
Money market/cash	5%	+1% /− 4%

The weighted-average asset allocations for the Company’s U.S.-based pension plan as of December 31, 2005 are not consistent with the Company’s target allocations. This is due primarily to the fact that in late December 2005, the Company funded contributions of $19.9 million to the U.S.-based pension plan and this amount was included in the money market and cash asset category as of December 31, 2005.

The plan’s investment advisors have discretion within the above ranges. Investments are rebalanced based upon guidelines developed by the Company with input from its consultants and investment advisers. Additional contributions are invested under the same guidelines and may be used to rebalance the portfolio. The investment allocation and individual investments are chosen with regard to the duration of the obligations under the plan. The Company estimates its 2007 minimum required contribution will be $9.9 million to its pension plans. The Company will evaluate additional voluntary pension contributions throughout 2007; however, no voluntary contributions for 2007 are planned at this time. The Company estimates its 2007 contribution to its postretirement benefit plan to be approximately $2.0 million. Included in total plan assets above are approximately $29.2 million of assets related to foreign plans with a weighted-average expected rate of return of 6.9%.

Expected future benefit payments are shown in the table below (in millions):

	2007	2008	2009	2010	2011	2012-2016

Pension benefits	$15.3	$14.0	$15.0	$15.1	$16.5	$82.8
Other benefits	2.0	1.8	1.6	0.8	0.8	5.3

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Stock-Based Compensation Plans:

Incentive Plan

Under the Company’s Amended and Restated 1998 Incentive Plan (the “1998 Incentive Plan”), the Company is authorized to issue awards for 24,254,706 shares of common stock. As of December 31, 2006, awards for 21,662,506 shares of common stock had been granted and 4,143,212 shares had been cancelled or repurchased under the 1998 Incentive Plan. Consequently, as of December 31, 2006, there were 6,735,412 shares available for future issuance.

The 1998 Incentive Plan provides for various long-term incentive and retentive awards, which include stock options, performance shares, restricted stock awards and stock appreciation rights. A description of these long-term incentive and retentive awards and related activity within each award category is provided below.

Stock Options

Under the 1998 Incentive Plan, the exercise price for stock options equals the stock’s fair value on the date of grant. Options granted prior to 1998 vested on the date of grant. Options granted in 1998 and after vest over three years. Options issued prior to December 2000 expire after ten years and options issued in December 2000 and after expire after seven years.

In addition to the options discussed above, there were 111,463 stock options outstanding as of December 31, 2006 that were issued in connection with LII’s acquisition of Service Experts Inc. All such options are fully vested.

Prior to the adoption of SFAS No. 123R, and in accordance with APB No. 25, no stock-based compensation cost was reflected in net income for grants of stock options to employees because the Company grants stock options with an exercise price equal to the fair market value of the stock on the date of grant. For footnote disclosures under SFAS No. 123, the fair value of each option award was estimated on the date of grant using a Black-Scholes-Merton option valuation model that uses the assumptions noted below. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards. Subsequent events are not indicative of the reasonableness of the original estimates made by the Company. Under SFAS No. 123, the Company used historical data to estimate the expected volatility for the term of new options and the outstanding period of the option for separate groups of employees that had similar historical exercise behavior. The risk free interest rate was based on zero-coupon U.S. Treasury instruments with a remaining term equal to the expected life of the stock option at the time of grant.

No stock options were granted during 2006. During the years ended December 31, 2005 and 2004, the Company granted stock options to purchase 2,964 shares and 408,976 shares of common stock, respectively. These stock options were granted prior to June 30, 2005 and were accounted for in accordance with APB No. 25. Therefore, no stock-based compensation expense was reflected in net income for the granting of these stock options at the time of grant, as the stock options were granted to employees and the exercise price for such options was equal to the fair market value of the stock on the date of grant. For future stock options grants, the fair value of each stock option award will be estimated using the Black-Scholes-Merton valuation model and will follow the provisions of SFAS No. 123R and Staff Accounting Bulletin No. 107, Share Based Payment (“SAB No. 107”). The Company will use historical data and other pertinent information to estimate the expected volatility for the term of new options and the outstanding period of the option for separate groups of employees that had similar historical exercise behavior. The risk free interest rate will be based on the U.S. Treasury yield curve in effect at the time of grant.

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

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of stock option activity for the years ended December 31, 2006, 2005 and 2004 follows (in millions, except per share data):

	Years Ended December 31,
	2006		2005		2004
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
		Price Per		Price Per		Price Per
	Shares	Share	Shares	Share	Shares	Share

Outstanding at beginning of year	5.4	$14.81	7.5	$14.00	9.0	$13.09
Granted	—	—	—	21.57	0.4	18.91
Exercised	(1.4)	14.01	(2.0)	12.52	(1.7)	10.37
Forfeited	—	18.36	(0.1)	16.38	(0.2)	16.56

Outstanding at end of year	4.0	$14.63	5.4	$14.81	7.5	$14.00

Exercisable at end of year	3.9	$14.50	5.1	$14.58	6.5	$13.70

Fair value of options granted		$—		$7.50		$7.27

The following table summarizes information about stock options outstanding as of December 31, 2006 (in millions, except per share data and years):

	Options Outstanding				Options Exercisable
		Weighted-				Weighted-
		Average				Average
		Remaining	Weighted-			Remaining	Weighted-
		Contractual	Average	Aggregate		Contractual	Average	Aggregate
Range of Exercise	Number	Term	Exercise Price	Intrinsic	Number	Life	Exercise Price	Intrinsic
Prices Per Share	Outstanding	(in years)	Per Share	Value	Exercisable	(in years)	Per Share	Value

$7.875 - $49.63	4.0	2.4	$14.63	$64.5	3.9	2.3	$14.50	$63.2

The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted-average assumptions:

	December 31,
	2006	2005	2004

Expected dividend yield	—	2.13%	2.13%
Risk-free interest rate	—	4.33%	4.23%
Expected volatility	—	40.0%	40.0%
Expected life (in years)	—	7	7

As of December 31, 2006, the Company had approximately $0.3 million of unrecognized compensation cost related to nonvested options. Such cost is expected to be recognized over a weighted-average period of one year. The Company’s estimated forfeiture rate for stock options was 8% as of December 31, 2006. Total compensation expense for stock options was $0.7 million, $1.3 million and zero for the years ended December 31, 2006, 2005, and 2004, respectively.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total intrinsic value of options exercised, the resulting tax deductions to realize tax benefits and the tax benefits in excess of the hypothetical deferred tax asset were as follows (in millions):

	For the Years Ended
	December 31,
	2006	2005	2004

Intrinsic Value of Options Exercised	$22.9	$23.6	$12.8
Realized Tax Benefits from Tax Deductions	8.5	8.8	4.8
Tax Benefits in Excess of the Hypothetical Deferred Tax Asset	2.0	1.7	N/A

The Company’s practice is to issue new shares of common stock to satisfy the exercise of options.

Performance Shares

Under the 1998 Incentive Plan, performance share awards are granted to certain employees at the discretion of the Board of Directors in December of each year for a three-year performance period beginning the following January 1st. Upon vesting, performance shares are converted to an equal number of shares of the Company’s common stock. Awards granted prior to 2003 vest after ten years of employment at the target amount.

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

Beginning in 2003, the Company changed the vesting of performance share awards such that the award vests if, at the end of the three-year performance period, at least the threshold performance level has been attained. To the extent that the award payout level attained is less than 100%, the difference between 100% and the award earned and distributed will be forfeited. Eligible participants may also earn additional shares of the Company’s common stock, ranging from 0% to 100% of the award granted, depending on the Company’s performance over the three-year performance period. Prior to the adoption of SFAS No. 123R, and in accordance with APB No. 25, compensation expense was measured by applying the market price of the Company’s stock at the end of the period to the number of awards expected to be earned.

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

The weighted-average fair value of performance share awards granted during the years ended December 31, 2006, 2005 and 2004 was $30.85, $29.36 and $19.34, respectively.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the status of the Company’s nonvested performance share awards as of December 31, 2006 and changes during the year ended December 31, 2006 is presented below (in millions, except per share data):

	Year Ended December 31, 2006
		Weighted- Average
		Grant Date
	Shares	Fair Value Per Share

Nonvested performance share awards:
Nonvested at December 31, 2005	1.8	$16.80
Granted	0.2	$30.85
Additional shares earned	0.3	$13.38
Vested	(0.6)	$13.38
Forfeited	(0.1)	$16.05

Nonvested at December 31, 2006	1.6	$19.39

As of December 31, 2006, the Company had approximately $16.9 million of total unrecognized compensation cost related to nonvested performance share awards. Such cost is expected to be recognized over a weighted-average period of 2.2 years. The Company’s estimated forfeiture rate for performance shares was 16% as of December 31, 2006. Total compensation expense for performance share awards was $14.0 million, $19.6 million and $8.0 million for the years ended December 31, 2006, 2005 and 2004, respectively.

The total fair value of performance share awards vested, the resulting tax deductions to realize tax benefits and the tax benefits in excess of the hypothetical deferred tax asset were as follows (in millions):

	For the Years Ended December 31,
	2006	2005	2004

Fair Value of Performance Share Awards Vested	$17.5	$—	$—
Realized Tax Benefits from Tax Deductions	6.5	—	—
Tax Benefits in Excess of the Hypothetical Deferred Tax Asset	—	—	N/A

The Company’s practice is to issue new shares of common stock to satisfy performance share award vestings.

Restricted Stock Awards

Under the 1998 Incentive Plan, restricted stock awards are issued to attract and retain key Company employees. Generally, at the end of a three-year retention period, the award will vest and be distributed in shares of LII common stock to the participant provided that the participant has been an employee of the Company or one of its wholly owned subsidiaries continuously throughout the retention period. Prior to the adoption of SFAS No. 123R, and in accordance with APB No. 25, compensation expense for restricted stock awards was measured based on the market price of the Company’s common stock on the date of grant and was recognized on a straight-line basis over the performance period.

Upon the adoption of SFAS No. 123R, all restricted stock award plans under the 1998 Incentive Plan were classified as equity based plans with the fair value of each award equal to the market price of the Company’s common stock on the date of grant and amortized to expense ratably over the vesting period.

The weighted-average fair value of restricted stock awards granted during the years ended December 31, 2006, 2005 and 2004 was $30.28, $28.76 and $19.25 per share, respectively.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the status of the Company’s nonvested restricted stock awards as of December 31, 2006 and changes during the year ended December 31, 2006 is presented below (in millions, except per share data):

	Year Ended December 31, 2006
		Weighted-Average
		Grant Date
	Shares	Fair Value Per Share

Nonvested restricted stock awards:
Nonvested at December 31, 2005	1.0	$21.25
Granted	0.3	$30.28
Vested	(0.2)	$16.88
Forfeited	(0.1)	$20.65

Nonvested at December 31, 2006	1.0	$25.17

As of December 31, 2006, the Company had approximately $12.3 million of total unrecognized compensation cost related to nonvested restricted stock awards. Such cost is expected to be recognized over a weighted-average period of 2.3 years. The Company’s estimated forfeiture rate for restricted stock awards was 13% as of December 31, 2006. Total compensation expense for restricted stock awards was $6.8 million, $5.3 million and $1.8 million for the years ended December 31, 2006, 2005 and 2004, respectively.

The total fair value of restricted stock awards vested, the resulting tax deductions to realize tax benefits and the tax benefits in excess of the hypothetical deferred tax asset were as follows (in millions):

	For the Years Ended December 31,
	2006	2005	2004

Fair Value of Restricted Stock Awards Vested	$7.5	$5.8	$5.7
Realized Tax Benefits from Tax Deductions	2.8	2.2	2.1
Tax Benefit in Excess of the Hypothetical Deferred Tax Asset	—	—	N/A

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

Upon the adoption of SFAS No. 123R, compensation expense for stock appreciation rights granted prior to the adoption of SFAS No. 123R was based on the fair value on the date of grant, recognized over the vesting period. The fair value for these awards was estimated using the Black-Scholes-Merton valuation model and follows the provisions of SFAS No. 123R and SAB No. 107. The Company used historical data and other pertinent information to estimate the expected volatility for the term of the award and the outstanding period of the award for separate groups of employees that had similar historical exercise behavior. The risk free interest rate was based on zero-coupon U.S. Treasury instruments with a remaining term equal to the life of the stock appreciation right at the time of grant.

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

The weighted-average fair value of stock appreciation rights granted during the years ended December 31, 2006, 2005 and 2004 was $8.60, $8.65 and $6.81 per share, respectively.

The fair value of each stock appreciation right granted in 2006 and after June 30, 2005 through December 31, 2005 is estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions:

	December 31,	December 31,
	2006	2005

Expected dividend yield	1.69%	1.50%
Risk-free interest rate	4.53%	4.39%
Expected volatility	30.04%	31.90%
Expected life (in years)	4.57	4.53

A summary of stock appreciation rights activity for the years ended December 31, 2006, 2005 and 2004 follows (in millions, except per share data):

	For the Years Ended December 31,
	2006		2005		2004
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
		Price Per		Price Per		Price Per
	Shares	Share	Shares	Share	Shares	Share

Outstanding at beginning of year	1.5	$22.22	1.0	$16.82	1.0	$16.76
Granted	0.6	30.86	0.7	29.36	—	18.34
Exercised	(0.1)	16.76	(0.1)	16.76	—	16.76
Forfeited	(0.1)	23.81	(0.1)	16.76	—	16.76

Outstanding at end of year	1.9	$25.20	1.5	$22.22	1.0	$16.82

Exercisable at end of year	0.9	$19.63	0.5	$16.83	0.3	$16.82

The following table summarizes information about stock appreciation rights outstanding as of December 31, 2006 (in millions, except per share data and years):

	Stock Appreciation Rights Outstanding				Stock Appreciation Rights Exercisable
		Weighted-				Weighted-
		Average				Average	Weighted-
		Remaining	Weighted-			Remaining	Average
		Contractual	Average	Aggregate		Contractual	Exercise	Aggregate
Range of Exercise	Number	Term	Exercise Price	Intrinsic	Number	Life	Price Per	Intrinsic
Prices per Share	Outstanding	(in years)	Per Share	Value	Exercisable	(in years)	Share	Value

$16.43 – $31.945	1.9	5.51	$25.20	$10.5	0.9	4.39	$19.63	$10.0

As of December 31, 2006, the Company had approximately $6.0 million of unrecognized compensation cost related to nonvested stock appreciation rights. Such cost is expected to be recognized over a weighted-average period of 2.6 years. The Company’s estimated forfeiture rate for stock appreciation rights was 11% as of December 31, 2006. Total compensation expense for stock appreciation rights was $2.9 million, $2.6 million and $2.1 million for the years ended December 31, 2006, 2005 and 2004, respectively.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total intrinsic value of stock appreciation rights exercised, the resulting tax deductions to realize tax benefits and the tax benefits in excess of the hypothetical deferred tax asset were as follows (in millions):

	For the Years Ended December 31,
	2006	2005	2004

Intrinsic Value of Stock Appreciation Rights Exercised	$1.4	$0.8	$—
Realized Tax Benefits from Tax Deductions	0.5	0.3	—
Tax Benefits in Excess of the Hypothetical Deferred Tax Asset	—	—	N/A

The Company’s practice is to issue new shares of common stock to satisfy the exercise of stock appreciation rights.

13.	Commitments and Contingencies:

Operating Leases

The Company has various leases relating principally to the use of operating facilities and vehicles. Rent expense for 2006, 2005 and 2004 was approximately $54.1 million, $52.9 million and $55.3 million, respectively. Leases with step rent provisions and escalation clauses are accounted for on a straight-line basis. Minimum lease payments that are dependent on an existing index or rate, such as the consumer price index or prime interest rate, are included based on the index or rate existing at the inception of the lease and are adjusted for subsequent changes in the index or rate as they occur.

The approximate minimum commitments under all non-cancelable leases outstanding at December 31, 2006 are as follows (in millions):

2007	$43.5
2008	32.4
2009	24.6
2010	17.8
2011	11.4
Thereafter	24.2

On June 22, 2006, Lennox Procurement Company Inc. (“Procurement”), a wholly-owned subsidiary of the Company, entered into a lease agreement with BTMU Capital Corporation (“BTMUCC”), pursuant to which BTMUCC is leasing certain property located in Richardson, Texas to Procurement for a term of seven years (the “Lake Park Lease”). The leased property consists of an office building of approximately 192,000 square feet, which includes the Company’s corporate headquarters, and land and related improvements. The Lake Park Lease replaces the Company’s previous lease agreements (with a remaining 19-year duration at the time of termination) with One Lake Park, L.L.C. (“One Lake Park”) covering space in the leased property, which agreements have been terminated. Certain members of the Company’s Board of Directors, as well as other stockholders of the Company who may be immediate family members of such directors, are individually or through trust arrangements, members of AOC Land Investment, L.L.C., an affiliate of One Lake Park.

During the term, the Lake Park Lease requires Procurement to pay base rent in quarterly installments, payable in arrears. At the end of the term, if Procurement is not in default, Procurement may elect to do any of the following and must do one of the following: (i) purchase the leased property for a net price of approximately $41.2 million (the “Lease Balance”); (ii) make a final supplemental payment to BTMUCC equal to approximately 82% of the Lease Balance and return the leased property to BTMUCC in good condition; (iii) arrange a sale of the leased property to a third party; or (iv) renew the Lake Park Lease under mutually agreeable terms. If Procurement elects to arrange a sale of the Leased Property to a third party, then Procurement must pay to BTMUCC the amount (if any) by which the Lease Balance exceeds the net sales proceeds paid by the third party; provided, however, that, absent certain

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

defaults, such amount cannot exceed approximately 82% of the Lease Balance. If the net sales proceeds paid by the third party are greater than the Lease Balance, the excess sales proceeds will be paid to Procurement.

Procurement’s obligations under the Lake Park Lease and related documents are secured by a pledge of Procurement’s interest in the leased property. Procurement’s obligations under such documents are also guaranteed by the Company pursuant to a Guaranty, dated as of June 22, 2006, in favor of BTMUCC.

The Company is accounting for the Lake Park Lease as an operating lease.

The majority of the Service Experts segment’s motor vehicle fleet is leased through operating leases. The lease terms are generally non-cancelable for the first 12-month term and then are month-to-month, cancelable at the Company’s option. While there are residual value guarantees on these vehicles, the Company has not historically made significant payments to the lessors as the leases are maintained until the fair value of the assets fully mitigates the Company’s obligations under the lease agreements. As of December 31, 2006, the Company estimates that it will incur an additional $6.2 million above the contractual obligations on these leases until the fair value of the leased vehicles fully mitigates the Company’s residual value guarantee obligation under the lease agreements.

Environmental

Applicable environmental laws can potentially impose obligations on the Company to remediate hazardous substances at the Company’s properties, at properties formerly owned or operated by the Company, and at facilities to which the Company has sent or sends waste for treatment or disposal. The Company is aware of contamination at some facilities; however, the Company does not presently believe that any future remediation costs at such facilities will be material to the Company’s results of operations. No amounts have been recorded for non-asset retirement obligation environmental liabilities that are not probable or estimable.

At one site located in Brazil, the Company is currently evaluating the remediation efforts that may be required by the applicable environmental laws related to the release of certain hazardous materials. The Company currently believes that the release of the hazardous materials occurred over an extended period of time, including a time when the Company did not own the site. The Company plans to complete additional assessments of the site by the second quarter of 2007 in order to help determine the possible remediation activities that may be conducted at this site. Once the site assessments are completed and the possible remediation activities have been evaluated, approval of the remediation plan by local governmental authorities will be required before such activities can begin. The Company believes that containment is one of the several viable options in order to comply with local regulatory standards. As a result, the Company recorded an expense of approximately $1.7 million in December 2006 for containment costs at the site. The $1.7 million liability is included in Other Long Term Liabilities on the accompanying December 31, 2006 Consolidated Balance Sheet. The amount recorded reflects a liability of $3.1 million which is discounted at approximately 5% as the aggregate amount of the obligation and the amount and timing of cash payments are reliably determinable. If after the site assessments are completed it is determined that containment is more costly or the local governmental authorities require more costly remediation activities, the costs to contain or remediate the site could be as high as $5.2 million (undiscounted). The Company is exploring options for insurance recoveries and recoveries from amounts held in escrow.

In connection with its previous investment in Outokumpu Heatcraft, the Company recorded discounted liabilities of $3.3 million and $3.6 million related to joint remediation of certain existing environmental matters as of December 31, 2006 and December 31, 2005, respectively. The balances, which are recorded in Other Long Term Liabilities on the Consolidated Balance Sheets, are discounted at approximately 5% as the aggregate amount of the obligation and the amount and timing of cash payments are reliably determinable.

Estimates of future costs are subject to change due to prorated cleanup periods and changing environmental remediation regulations.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Litigation

The Company is involved in various claims and lawsuits incidental to its business. As previously reported, in January 2003, the Company, along with one of our subsidiaries, Heatcraft Inc., were named in the following lawsuits in connection with the Company’s former heat transfer operations:

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

On behalf of approximately 100 plaintiffs, the lawsuits allege personal injury resulting from alleged emissions of trichloroethylene, dichloroethylene, and vinyl chloride and other unspecified emissions from the South Plant in Grenada, Mississippi, previously owned by Heatcraft Inc. Each plaintiff seeks to recover actual and punitive damages. On Heatcraft Inc.’s motion to transfer venue, two of the four lawsuits (Booker and Crowder) were ordered severed and transferred to Grenada County by the Mississippi Supreme Court, requiring plaintiffs’ counsel to maintain a separate lawsuit for each of the individual plaintiffs named in these suits. To the Company’s knowledge, as of February 15, 2007, plaintiffs’ counsel has requested the transfer of files regarding five individual plaintiffs from the Booker case and five individual plaintiffs from the Crowder case. While at this time, only the Booker and Crowder cases have been ordered severed and transferred by the Mississippi Supreme Court, LII expects the Beck and Brown cases to be transferred, as well, in the near future. It is not possible to predict with certainty the outcome of these matters or an estimate of any potential loss. Based on present knowledge, management believes that it is unlikely that any final resolution of these matters will result in a material liability.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Earnings Per Share:

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net income, adjusted for the interest expense and amortization of deferred financing costs associated with the Company’s Convertible Notes by the sum of the weighted average number of shares and the number of equivalent shares assumed outstanding, if dilutive, under the Company’s stock based compensation plans and Convertible Notes. Emerging Issues Task Force Issue 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share”, requires that contingently convertible debt securities with a market price trigger be included in diluted earnings per share, if they are dilutive, regardless of whether the market price trigger has been met. As of December 31, 2006, the Company had 76,974,791 shares outstanding of which 9,818,904 were held as treasury shares. Diluted earnings per share for the years ended December 31, 2006, 2005 and 2004 were computed as follows (in millions, except per share data):

	Years Ended December 31,
	2006	2005	2004

Net income (loss)	$166.0	$150.7	$(134.4)
Add: After-tax interest expense and amortization of deferred financing costs on the Convertible Notes	—	4.6	—

Net income (loss), as adjusted	$166.0	$155.3	$(134.4)

Weighted average shares outstanding	69.9	64.2	60.0
Effect of dilutive securities attributable to Convertible Notes	—	6.0	—
Effect of diluted securities attributable to stock options and performance share awards	3.6	3.5	—

Weighted average shares outstanding, as adjusted	73.5	73.7	60.0

Diluted earnings (loss) per share	$2.26	$2.11	$(2.24)

Additionally, options to purchase 754,114 shares of common stock at prices ranging from $29.36 to $49.63 per share, options to purchase 111,064 shares of common stock at prices ranging from $24.91 to $49.63 per share and options to purchase 1,399,386 shares of common stock at prices ranging from $17.82 to $49.63 per share were outstanding for the years ended December 31, 2006, 2005 and 2004, respectively, but were not included in the diluted earnings per share calculation because the assumed exercise of such options would have been anti-dilutive. Similarly, for the year ended December 31, 2004, all potentially dilutive securities, including 7,947,458 shares attributable to Convertible Notes, were excluded because their effects were anti-dilutive for that period.

15.	Quarterly Financial Information (unaudited):

Financial results

As noted in Note 2, the Company adopted SAB No. 108 during the fourth quarter of 2006. The transition provisions of SAB No. 108 permit the Company to adjust for the cumulative effect in retained earnings for immaterial errors relating to prior periods. Previously reported net income for the second quarter of 2006 was understated by $4.3 million as a result of product warranty liability adjustments made during the second quarter that were related to pre-existing warranties. Therefore, the Company increased net income for the second quarter of 2006 by $4.3 million. The adoption of SAB No. 108 had no impact on the previously reported amounts for the three months ended March 31, 2006 or the three months ended September 30, 2006. The quarterly results shown below are adjusted to reflect these changes (in millions, except per share data).

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Net Sales		Gross Profit			Net Income
	2006	2005	2006		2005	2006		2005

First Quarter	$799.5	$700.3	$253.4		$219.8	$21.0		$12.5	(1)
Second Quarter	1,002.0	867.8	322.6	(2)	291.2	68.3	(2)	41.3
Third Quarter	1,007.2	927.5	311.0		311.4	35.6		55.1
Fourth Quarter	862.4	870.6	268.2		285.6	41.1		41.8

	Basic				Diluted				Dividends
	Earnings Per				Earnings Per				Per
	Common Share				Common Share				Common Share
	2006		2005		2006		2005		2006	2005

First Quarter	$0.29		$0.20	(1)	$0.28		$0.19	(1)	$0.11	$0.10
Second Quarter	0.96	(2)	0.67		0.91	(2)	0.59		0.11	0.10
Third Quarter	0.51		0.88		0.49		0.76		0.11	0.10
Fourth Quarter	0.61		0.59		0.58		0.55		0.13	0.11

(1)	In 2005, the Company recorded $6.4 million of net income related to open futures contracts as of December 31, 2004.

(2)	In the fourth quarter of 2006, the Company increased net income for the second quarter of 2006 by $4.3 million as a result of product warranty liability adjustments made during the second quarter that were related to pre-existing warranties.

Stock Prices

	Price Range Per Common Share
	2006		2005
	High	Low	High	Low

First Quarter	$32.63	$27.90	$22.99	$19.33
Second Quarter	34.76	22.92	22.41	18.65
Third Quarter	26.68	21.15	27.42	20.50
Fourth Quarter	31.39	22.44	30.60	24.81

16.	Treasury Stock:

On September 19, 2005, LII announced its Board of Directors had authorized a stock repurchase program, pursuant to which the Company may repurchase up to ten million shares of its common stock, and had terminated a prior repurchase program that was announced November 2, 1999. Purchases under the stock repurchase program are made on an open-market basis at prevailing market prices. The timing of any repurchases depends on market conditions, the market price of LII’s common stock and management’s assessment of the Company’s liquidity needs and investment requirements and opportunities. No time limit was set for completion of the program and there is no guarantee as to the exact number of shares that will be repurchased. As of December 31, 2006, the Company had repurchased 6,357,041 shares of common stock at an average price of $26.48 per share under the stock repurchase program.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Comprehensive Income:

The Company’s accumulated balances, shown net of tax for each classification of comprehensive income as of December 31, 2006, 2005 and 2004, are as follows (in millions):

	Foreign
	Currency	Minimum
	Translation	Pension
	Adjustment	Liability	Hedges	Total

December 31, 2003	$22.9	$(42.4)	$1.1	$(18.4)
Net change during 2004	23.0	(9.0)	5.1	19.1

December 31, 2004	$45.9	$(51.4)	$6.2	$0.7
Net change during 2005	(10.9)	17.0	(6.4)	(0.3)

December 31, 2005	$35.0	$(34.4)	$(0.2)	$0.4
Net change during 2006	20.8	(24.4)	(1.9)	(5.5)

December 31, 2006	$55.8	$(58.8)	$(2.1)	$(5.1)

The net change in hedges during 2004 was $5.9 million, net of tax of $(2.1) million, in reclassifications to earnings and $2.1 million, net of tax of $(0.8) million, in changes in the fair value of derivative contracts.

In 2005, the Company determined that certain of its derivative instruments did not qualify for hedge accounting under SFAS No. 133, as the Company’s documentation did not meet the criteria specified by SFAS No. 133 in order for the derivative instruments to qualify for cash flow designation. Accordingly, the Company recorded an unrealized gain of $23.3 million for the year ended December 31, 2005 related to open futures contracts, which is included in (Gains), Losses and Other Expenses, net in the accompanying Consolidated Statements of Operations for the year ended December 31, 2005. Additionally during 2005, the Company realized pre-tax gains of $16.7 million related to futures contracts that settled during the year, which is included in (Gains), Losses and Other Expenses, net in the accompanying Consolidated Statements of Operations.

The net change in hedges during 2006 was $(1.9) million, net of tax of $1.0 million, in changes in the fair value of derivative instruments. No significant amounts were reclassified from Accumulated Other Comprehensive Income (“AOCI”) to net income in 2006.

18.	Goodwill:

The Company evaluates the impairment of goodwill under the guidance of SFAS No. 142 for each of its reporting units. During the first quarter of 2006 and 2005, the Company performed its annual goodwill impairment test and determined that no further impairment charge was required. The Company recorded an impairment charge in the first quarter of 2004 associated with its Service Experts segment. This impairment charge reflects the segment’s performance below management’s expectations and management’s decision to divest centers that no longer matched the realigned Service Experts business model (see Note 6). The impairment test requires a two-step process. The first step compares the fair value of the units with goodwill against their aggregate carrying values, including goodwill. The Company estimated the fair value of its Service Experts segment using the income method of valuation, which includes the use of estimated discounted cash flows. Based on the comparison, the carrying value of Service Experts exceeded its fair value. Accordingly, the Company performed the second step of the test, comparing the implied fair value of Service Experts’ goodwill with the carrying amount of that goodwill. Based on this assessment, the Company recorded a non-cash impairment charge of $208.0 million ($184.8 million, net of tax), which is included as a component of operating income in the accompanying Consolidated Statements of Operations for the year ended December 31, 2004. The Company also recognized a $14.8 million ($13.2 million, net of tax) goodwill impairment charge arising from goodwill allocated to centers held for sale. This amount is

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

included as a part of loss from discontinued operations in the accompanying Consolidated Statements of Operations for the year ended December 31, 2004.

The changes in the carrying amount of goodwill related to continuing operations for the years ended December 31, 2006 and 2005, by segment, are as follows (in millions):

	Balance		Balance
	December 31,		December 31,
Segment	2004	Changes(1)	2005

Residential Heating & Cooling	$26.1	$—	$26.1
Commercial Heating & Cooling	30.7	(2.5)	28.2
Service Experts	95.7	2.5	98.2
Refrigeration	72.9	(1.5)	71.4

Total	$225.4	$(1.5)	$223.9

	Balance		Balance
	December 31,		December 31,
Segment	2005	Changes(2)	2006

Residential Heating & Cooling	$26.1	$7.8	$33.9
Commercial Heating & Cooling	28.2	1.9	30.1
Service Experts	98.2	(0.3)	97.9
Refrigeration	71.4	6.5	77.9

Total	$223.9	$15.9	$239.8

(1)	Changes in 2005 primarily relate to changes in foreign currency translation rates.

(2)	Changes in 2006 primarily relate to insignificant business acquisitions and changes in foreign currency translation rates.

19.	Related Party Transactions:

Thomas W. Booth, Stephen R. Booth, John W. Norris III and Jeffery D. Story, M.D., each a member of the Company’s Board of Directors, John W. Norris, Jr., LII’s former Chairman of the Board, other former directors of the Company, and Lynn B. Storey, the mother of Dr. Storey, as well as other stockholders of the Company who may be immediate family members of the foregoing persons, are, individually or through trust arrangements, members of AOC Land Investment, L.L.C. (“AOC Land”). AOC Land owns 70% of AOC Development II, L.L.C. (“AOC Development”), which owns substantially all of One Lake Park. Beginning in 1998, the Company leased part of an office building in Richardson, Texas owned by One Lake Park for use as its corporate headquarters. LII terminated these leases in June 2006. Lease payments for 2006, 2005 and 2004 totaled approximately $1.4 million, $2.9 million, and $3.2 million, respectively. See further discussion of the termination of the leases with One Lake Park at Note 13. LII believes that the terms of its leases with One Lake Park were, at the time entered into, comparable to terms that could have been obtained from unaffiliated third parties.

In December 2006, the Company’s Board of Directors adopted the Lennox International Inc. Related Party Transactions Policy, pursuant to which all related party transactions must be approved. Prior to adopting a formal written policy, the Company did not enter into any transactions in which its directors, executive officers or principal stockholders and their affiliates have a material interest unless such transactions were approved by a majority of the disinterested members of the Board of Directors and were on terms that are no less favorable to the Company than those that it could obtain from unaffiliated third parties.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Stock Rights:

On July 27, 2000, the Board of Directors of the Company declared a dividend of one right (“Right”) for each outstanding share of its common stock to stockholders of record at the close of business on August 7, 2000. Each Right entitles the registered holder to purchase from the Company a unit consisting of one one-hundredth of a share (a “Fractional Share”) of Series A Junior Participating Preferred Stock, par value $.01 per share, at a purchase price of $75.00 per Fractional Share, subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement dated as of July 27, 2000, which is filed as Exhibit 4.2 to this Annual Report on Form 10-K.

21.	Derivatives:

LII utilizes a hedging program to mitigate the exposure to volatility in the prices of certain commodities the Company uses in its production process. The hedging program includes the use of futures contracts and fixed forward contacts. The intent of the hedging program is to protect the Company’s operating margins and overall profitability from adverse price changes by entering into derivative instruments.

To qualify for hedge accounting in accordance with SFAS No. 133, the Company requires that the futures contracts be effective in reducing the risk exposure that they are designed to hedge and that it is probable that the underlying transaction will occur. For instruments designated as cash flow hedges, the Company must formally document, at inception of the arrangement, the relationship between the hedging instrument and the hedged item, including the risk management objective, the hedging strategy for use of the hedged instrument, and how hedge effectiveness is being assessed. This documentation includes linking the instruments that are designated as cash flow hedges to forecasted transactions. These criteria demonstrate that the futures contracts are expected to be highly effective at offsetting changes in the cash flows of the hedged item, both at inception and on an ongoing basis. Futures contracts entered into in the fourth quarter of 2006 that met established accounting criteria were formally designated as cash flow hedges.

The Company monitors its derivative positions and credit ratings of its counterparties and does not anticipate losses due to counterparties’ non-performance.

For futures contracts that are designated and qualify as cash flow hedges, the Company assesses hedge effectiveness and measures hedge ineffectiveness at least quarterly throughout the designated period. The effective portion of the gain or loss on the futures contracts are recorded, net of applicable taxes, in AOCI, a component of Stockholders’ Equity in the accompanying Consolidated Balance Sheets. When net income is affected by the variability of the underlying cash flow, the applicable offsetting amount of the gain or loss from the futures contracts that is deferred in AOCI is released to net income and is reported as a component of Cost of Goods Sold in the accompanying Consolidated Statements of Operations. Changes in the fair value of futures contracts that do not effectively offset changes in the fair value of the underlying hedged item throughout the designated hedge period (“ineffectiveness”) are recorded in net income each period and are reported in Other (Income) Expense, net in the accompanying Consolidated Statements of Operations. For the year ended December 31, 2006, there was no significant gain or loss recognized in net income representing hedge ineffectiveness or excluded from the assessment of hedge effectiveness. During the same period, no significant amounts were reclassified from AOCI to net income.

At December 31, 2006, in connection with its cash flow hedges, the Company recorded losses of $2.9 million in AOCI which are expected to be reclassified to net income within the next 12 months. Cash flow derivative instruments in place at December 31, 2006 are scheduled to mature through December 2007.

The Company may enter into instruments that economically hedge certain of its risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting under SFAS No. 133 to these instruments. In these cases, there exists a natural hedging relationship in which changes in the fair value of the instruments act as an economic offset to changes in the fair value of the underlying item(s). Changes in the fair value of instruments not designated as cash flow hedges are recorded in net income throughout the term of the derivative instrument and are reported in Other (Income) Expense, net in the accompanying Consolidated Statements of

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operations. For the year ended December 31, 2006, $45.2 million in net gains were recognized in earnings related to instruments not accounted for as cash flow hedges.

The Company reports cash flows arising from the Company’s hedging instruments consistent with the classifications of cash flows from the underlying hedged items. Accordingly, cash flows associated with the Company’s derivative programs are classified in cash flows from operating activities in the accompanying Consolidated Statements of Cash Flows.

22.	Fair Value of Financial Instruments:

The carrying amounts of cash and cash equivalents, accounts and notes receivable, net, accounts payable and other current liabilities approximate fair value due to the short maturities of these instruments. The fair values of each of the Company’s long-term debt instruments are based on the quoted market prices for the same issues or on the amount of future cash flows associated with each instrument using current market rates for debt instruments of similar maturities and credit risk. The estimated fair value of non-convertible long-term debt (including current maturities) was $111.1 million and $122.6 million at December 31, 2006 and 2005, respectively. The fair values presented are estimates and are not necessarily indicative of amounts for which the Company could settle such instruments currently or indicative of the intent or ability of the Company to dispose of or liquidate them.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our current management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, our disclosure controls and procedures were effective as of December 31, 2006, in alerting them in a timely manner to material information required to be disclosed by us in the reports we file with or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934.

Management’s Annual Report on Internal Control Over Financial Reporting

See “Management’s Report on Internal Control Over Financial Reporting” included in Item 8 “Financial Statements and Supplementary Data.”

Attestation Report of the Independent Registered Public Accounting Firm

See “Report of Independent Registered Public Accounting Firm” included in Item 8 “Financial Statements and Supplementary Data.”

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2006, we redesigned our policies, procedures and controls with respect to our calculation of warranty costs at our Residential Heating & Cooling segment. There were no other changes during the quarter ended December 31, 2006 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The section of our 2007 Proxy Statement captioned “Proposal 1: Election of Directors” identifies members of our Board of Directors and nominees for election to the Board of Directors at our 2007 Annual Meeting, and is incorporated in this Item 10 by reference.

Item 1 “Business — Executive Officers of the Company” of this Annual Report on Form 10-K identifies our executive officers and is incorporated in this Item 10 by reference.

The section of our 2007 Proxy Statement captioned “Corporate Governance — Board of Directors and Board Committees — Audit Committee” identifies members of the Audit Committee of our Board of Directors and our audit committee financial expert, and is incorporated in this Item 10 by reference.

The section of our 2007 Proxy Statement captioned “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated in this Item 10 by reference.

The section of our 2007 Proxy Statement captioned “Corporate Governance — Other Corporate Governance Policies — Code of Conduct and Code of Ethical Conduct” includes information regarding our Code of Conduct and Code of Ethical Conduct and is incorporated in this Item 10 by reference.

Item 11.	Executive Compensation

The information in the sections of our 2007 Proxy Statement captioned “Executive Compensation,” “Director Compensation” and “Certain Relationships and Related Party Transactions — Compensation Committee Interlocks and Insider Participation” is incorporated in this Item 11 by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information in the sections of our 2007 Proxy Statement captioned “Equity Compensation Plan Information” and “Ownership of Common Stock” is incorporated in this Item 12 by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information in the sections of our 2007 Proxy Statement captioned “Corporate Governance — Director Independence” and “Certain Relationships and Related Party Transactions” is incorporated in this Item 13 by reference.

Item 14.	Principal Accounting Fees and Services

The information in the section of our 2007 Proxy Statement captioned “Independent Registered Public Accountants” is incorporated in this Item 14 by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

Financial Statements

The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2006 and 2005

•	Consolidated Statements of Operations for the Years Ended December 31, 2006, 2005 and 2004

•	Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2006, 2005 and 2004

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004

•	Notes to Consolidated Financial Statements for the Years Ended December 31, 2006, 2005 and 2004

Financial Statement Schedules

The following financial statement schedules are included in this Annual Report on Form 10-K:

•	Report of Independent Registered Public Accounting Firm (see Part II, Item 8 of this Annual Report on Form 10-K).

•	Schedule II — Valuation and Qualifying Accounts and Reserves (see Schedule II immediately following the signature page of this Annual Report on Form 10-K).

Financial statement schedules not included in this Annual Report on Form 10-K have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

Exhibits

A list of the exhibits required to be filed or furnished as part of this Annual Report on Form 10-K is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LENNOX INTERNATIONAL INC.

By:	/s/ Robert E. Schjerven
Robert E. Schjerven
Chief Executive Officer

February 26, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert E. Schjerven Robert E. Schjerven	Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2007

/s/ Susan K. Carter Susan K. Carter	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2007

/s/ Roy A. Rumbough Roy A. Rumbough	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	February 26, 2007

/s/ Richard L. Thompson Richard L. Thompson	Chairman of the Board of Directors	February 26, 2007

/s/ Linda G. Alvarado Linda G. Alvarado	Director	February 26, 2007

/s/ Steven R. Booth Steven R. Booth	Director	February 26, 2007

/s/ Thomas W. Booth Thomas W. Booth	Director	February 26, 2007

/s/ James J. Byrne James J. Byrne	Director	February 26, 2007

/s/ Janet K. Cooper Janet K. Cooper	Director	February 26, 2007

/s/ C.L. (Jerry) Henry C.L. (Jerry) Henry	Director	February 26, 2007

Signature	Title	Date

/s/ John E. Major John E. Major	Director	February 26, 2007

/s/ John W. Norris III John W. Norris III	Director	February 26, 2007

/s/ Paul W. Schmidt Paul W. Schmidt	Director	February 26, 2007

/s/ Terry D. Stinson Terry D. Stinson	Director	February 26, 2007

/s/ Jeffrey D. Storey, MD Jeffrey D. Storey, MD	Director	February 26, 2007

LENNOX INTERNATIONAL INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the Years Ended December 31, 2006, 2005 and 2004
(In Millions)

		Additions
	Balance at	Charged to		Balance
	Beginning	Cost and		at End
	of Year	Expenses	Deductions(1)	of Year

2004:
Allowance for doubtful accounts	$15.6	$10.3	$(7.4)	$18.5
2005:
Allowance for doubtful accounts	$18.5	$6.7	$(8.5)	$16.7
2006:
Allowance for doubtful accounts	$16.7	$6.6	$(6.6)	$16.7

(1)	Uncollectible accounts charged off, net of recoveries.

INDEX TO EXHIBITS

Exhibit
Number	Exhibit Name

3.1	Restated Certificate of Incorporation of Lennox International Inc. (‘‘LII”) (filed as Exhibit 3.1 to LII’s Registration Statement on Form S-1 (Registration No. 333-75725) filed on April 6, 1999 and incorporated herein by reference).
3.2	Amended and Restated Bylaws of LII (filed as Exhibit 3.2 to LII’s Current Report on Form 8-K filed on February 28, 2005 and incorporated herein by reference).
4.1	Specimen Stock Certificate for the Common Stock, par value $.01 per share, of LII (filed as Exhibit 4.1 to LII’s Amendment to Registration Statement on Form S-1/A (Registration No. 333-75725) filed on June 16, 1999 and incorporated herein by reference).
4.2	Rights Agreement, dated as of July 27, 2000, between LII and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, which includes as Exhibit A the form of Certificate of Designations of Series A Junior Participating Preferred Stock setting forth the terms of the Preferred Stock, as Exhibit B the form of Rights Certificate and as Exhibit C the Summary of Rights to Purchase Preferred Stock (filed as Exhibit 4.1 to LII’s Current Report on Form 8-K filed on July 28, 2000 and incorporated herein by reference).
LII is a party to several debt instruments under which the total amount of securities authorized under any such instrument does not exceed 10% of the total assets of LII and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, LII agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.
10.1	Second Amended and Restated Receivables Purchase Agreement, dated as of June 16, 2003, by and among LPAC Corp., Lennox Industries Inc., Blue Ridge Asset Funding Corporation, Liberty Street Funding Corp., the Liberty Street Investors named therein, The Bank of Nova Scotia and Wachovia Bank, N.A. (filed as Exhibit 10.1 to LII’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).
10.2	Fourth Amendment to Second Amended and Restated Receivables Purchase Agreement, dated as of June 11, 2004, by and among Lennox Industries Inc., LPAC Corp., Liberty Street Funding Corp., the investors named in the Second Amended and Restated Receivables Purchase Agreement, as amended (the ‘‘Purchase Agreement”), The Bank of Nova Scotia, YC SUSI Trust, Bank of America, N.A. and The Yorktown Investors (as defined in Purchase Agreement) (filed as Exhibit 10.3 to LII’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).
10.3	Fifth Amendment to Second Amended and Restated Receivables Purchase Agreement, dated as of December 20, 2004, by and among Lennox Industries Inc., LPAC Corp., Liberty Street Funding Corp., the investors named in the Purchase Agreement, The Bank of Nova Scotia, YC SUSI Trust, Bank of America, N.A. and The Yorktown Investors (as defined in the Purchase Agreement) (filed as Exhibit 10.1 to LII’s Form 8-K filed December 21, 2004 and incorporated herein by reference).
10.4	Sixth Amendment to Second Amended and Restated Receivables Purchase Agreement, dated December 14, 2005, by and among Lennox Industries Inc., LPAC Corp., Liberty Street Funding Corp., the investors named in the Purchase Agreement, The Bank of Nova Scotia, YC SUSI Trust, Bank of America, National Association and the Yorktown Investors (as defined in the Purchase Agreement) (filed as Exhibit 10.1 to LII’s Form 8-K filed December 20, 2005 and incorporated herein by reference).
10.5	Assignment and Assumption Agreement, dated as of May 5, 2004, by and among EagleFunding Capital Corporation and YC SUSI Trust, Fleet National Bank and Bank of America, N.A., Fleet Securities, Inc. and Bank of America, N.A., The Bank of Nova Scotia and LPAC Corp. (filed as Exhibit 10.10 to LII’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).
10.6	Purchase and Sale Agreement, dated as of June 19, 2000, by and among Lennox Industries Inc., Heatcraft Inc. and LPAC Corp. (filed as Exhibit 10.1 to LII’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference).
10.7	First Amendment to Purchase and Sale Agreement, dated as of June 7, 2002, among Lennox Industries Inc., Heatcraft Inc., Armstrong Air Conditioning Inc. and LPAC Corp. (filed as Exhibit 10.2 to LII’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference).

Exhibit
Number	Exhibit Name

10.8	Second Amendment to Purchase and Sale Agreement, dated as of June 16, 2003, by and among LPAC Corp., Lennox Industries Inc., Armstrong Air Conditioning Inc., Advanced Distributor Products LLC and Heatcraft Refrigeration Products LLC (filed as Exhibit 10.2 to LII’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).
10.9	Omnibus Amendment Number One to the Amended and Restated Receivables Purchase Agreement and the Purchase and Sale Agreement, dated as of January 31, 2003, by and among Lennox Industries Inc., Heatcraft Inc., Armstrong Air Conditioning Inc., Advanced Distributor Products LLC, Heatcraft Refrigeration Products LLC, LPAC Corp., Blue Ridge Asset Funding Corporation and Wachovia Bank, N.A. (filed as Exhibit 10.12 to LII’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).
10.10	First Omnibus Amendment to Transaction Documents, dated as of December 31, 2003, among LII, Lennox Industries Inc., Advanced Distributor Products LLC, Heatcraft Refrigeration Products LLC, LPAC Corp., Blue Ridge Asset Funding Corporation, Wachovia Bank, N.A., Liberty Street Funding Corp., The Bank of Nova Scotia, EagleFunding Capital Corporation, Fleet National Bank, Fleet Securities Inc., and The Liberty Street Investors (as defined therein) (filed as Exhibit 10.9 to LII’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).
10.11	Second Omnibus Amendment to Second Amended and Restated Receivables Purchase Agreement, as amended, and Purchase and Sale Agreement, as amended, dated December 14, 2006, by and among Lennox Industries Inc., Advance Distributor Products LLC, Heatcraft Refrigeration Products LLC, LPAC Corp., Liberty Street Funding Corp., the investors named in the Second Amended and Restated Receivables Purchase Agreement, as amended, The Bank of Nova Scotia, YC SUSI Trust, Bank of America, National Association and the Yorktown Investors (filed as Exhibit 10.1 to LII’s Current Report on Form 8-K filed on December 20, 2006 and incorporated herein by reference).
10.12	Second Amended and Restated Credit Agreement, dated July 8, 2005, among LII, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, Banc of America Securities LLC and J.P. Morgan Securities, Inc., as Joint Lead Arrangers, and the other Lenders party thereto (filed as Exhibit 10.1 to LII’s Current Report on Form 8-K filed on July 12, 2005 and incorporated herein by reference).
10.13	Second Amended and Restated Pledge Agreement, dated July 8, 2005, between LII and Bank of America, N.A., as collateral agent for itself and other creditors of LII under the Second Amended and Restated Credit Agreement (filed as Exhibit 10.2 to LII’s Current Report on Form 8-K filed on July 12, 2005 and incorporated herein by reference).
10.14	First Amendment to the Second Amended and Restated Revolving Credit Facility Agreement, dated August 17, 2006, among LII, Bank of America, N.A. as administrative agent, and the Lenders party thereto (filed as Exhibit 10.1 to LII’s Current Report on Form 8-K filed on August 23, 2006 and incorporated herein by reference).
10.15	Lease Agreement, dated as of June 22, 2006, by and between BTMU Capital Corporation, as lessor, and Lennox Procurement Company Inc., as lessee (filed as Exhibit 10.1 to LII’s Current Report on Form 8-K filed on June 28, 2006 and incorporated herein by reference).
10.16	Participation Agreement, dated as of June 22, 2006, by and among Lennox Procurement Company Inc., as lessee, Lennox International Inc., as guarantor, BTMU Capital Corporation, as lessor, and MHCB (USA) Leasing and Finance Corporation, as initial holder of all of the notes and administrative agent (filed as Exhibit 10.2 to LII’s Current Report on Form 8-K filed on June 28, 2006 and incorporated herein by reference).
10.17	Memorandum of Lease, Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of June 22, 2006, by and among Lennox Procurement Company Inc., BTMU Capital Corporation and Jeffrey L. Bell, as Deed of Trust Trustee, for the benefit of BTMU Capital Corporation (filed as Exhibit 10.3 to LII’s Current Report on Form 8-K filed on June 28, 2006 and incorporated herein by reference).
10.18	Guaranty, dated as of June 22, 2006, from Lennox International Inc., as guarantor, to BTMU Capital Corporation, as lessor, and the other parties specified therein (filed as Exhibit 10.4 to LII’s Current Report on Form 8-K filed on June 28, 2006 and incorporated herein by reference).

Exhibit
Number		Exhibit Name

10	.19*	Amended and Restated 1998 Incentive Plan of Lennox International Inc. (filed as Exhibit 10.1 to LII’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and incorporated herein by reference).
10	.20*	Form of Performance Share Program Award Agreement under the 1998 Incentive Plan of LII (filed as Exhibit 10.3 to LII’s Current Report on Form 8-K filed on December 13, 2005 and incorporated herein by reference).
10	.21*	Form of Employee Restricted Stock Grant Agreement under the 1998 Incentive Plan of LII (filed as Exhibit 10.4 to LII’s Current Report on Form 8-K filed on December 13, 2005 and incorporated herein by reference).
10	.22*	Form of Employee Stock Appreciation Rights Agreement under the 1998 Incentive Plan of LII (filed as Exhibit 10.5 to LII’s Current Report on Form 8-K filed on December 13, 2005 and incorporated herein by reference).
10	.23*	Form of Non-Employee Director Restricted Stock Grant Agreement under the 1998 Incentive Plan of LII (filed as Exhibit 10.6 to LII’s Current Report on Form 8-K filed on December 13, 2005 and incorporated herein by reference).
10	.24*	Form of Non-Employee Director Stock Appreciation Rights Agreement under the 1998 Incentive Plan of LII (filed as Exhibit 10.7 to LII’s Current Report on Form 8-K filed on December 13, 2005 and incorporated herein by reference).
10	.25*	Lennox International Inc. Profit Sharing Restoration Plan (filed as Exhibit 10.9 to LII’s Registration Statement on Form S-1 (Registration No. 333-75725) filed on April 6, 1999 and incorporated herein by reference).
10	.26*	Lennox International Inc. Supplemental Executive Retirement Plan (filed as Exhibit 10.10 to LII’s Registration Statement on Form S-1 (Registration No. 333-75725) filed on April 6, 1999 and incorporated herein by reference).
10	.27*	Lennox International Inc. Non-employee Directors’ Compensation and Deferral Plan (filed as Exhibit 10.22 to LII’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).
10	.28*	Amendment to the Lennox International Inc. Non-employee Directors’ Compensation and Deferral Plan, dated May 17, 2002 (filed as Exhibit 10.23 to LII’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).
10	.29*	Form of Indemnification Agreement entered into between LII and certain executive officers and directors of LII (filed as Exhibit 10.15 to LII’s Registration Statement on Form S-1 (Registration No. 333-75725) filed on April 6, 1999 and incorporated herein by reference).
10	.30*	Form of Employment Agreement entered into between LII and certain executive officers of LII (filed herewith).
10	.31*	Form of Change of Control Employment Agreement entered into between LII and certain executive officers of LII (filed herewith).
10	.32*	Form of Change of Control Employment Agreement entered into between LII and each of Susan K. Carter and William F. Stoll, Jr. (filed as Exhibit 10.1 to LII’s Current Report on Form 8-K filed on August 31, 2005 and incorporated herein by reference).
10	.33*	Amendment to Employment Agreement, dated March 20, 2006, between the Company and Harry J. Ashenhurst (filed as Exhibit 10.1 to LII’s Current Report on Form 8-K filed on October 24, 2006 and incorporated herein by reference).
10	.34*	Summary of Fiscal 2006 Target Short-Term Incentive Percentages for the Named Executive Officers of LII (filed as Exhibit 10.1 to LII’s Current Report on Form 8-K filed on December 14, 2006 and incorporated herein by reference).

Exhibit
Number		Exhibit Name

10	.35*	Summary of Fiscal 2006 Annual Compensation for the Non-Employee Members of the Board of Directors of LII (filed as Exhibit 10.2 to LII’s Current Report on Form 8-K filed on December 14, 2006 and incorporated herein by reference).
21.1		Subsidiaries of LII (filed herewith).
23.1		Consent of KPMG LLP (filed herewith).
31.1		Certification of the principal executive officer (filed herewith).
31.2		Certification of the principal financial officer (filed herewith).
32.1		Certification of the principal executive officer and the principal financial officer of the Company pursuant to 18 U.S.C. Section 1350 (filed herewith).

*	Management contract or compensatory plan or arrangement.