Form 10-Q
period 2007-03-31
LENNOX INTERNATIONAL INC
filed 2007-04-27
CIK 1069202

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007
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
Yes ☐     No ☑
     As of April 20, 2007, the number of shares outstanding of the registrant’s common stock, par value $.01 per share, was 68,259,377.

LENNOX INTERNATIONAL INC.
FORM 10-Q
For the Three Months Ended March 31, 2007

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of March 31, 2007 and December 31, 2006
(In millions, except share and per share data)

	March 31,	December 31,
	2007	2006
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$93.6	$144.3
Accounts and notes receivable, net	502.3	502.6
Inventories	398.1	305.5
Deferred income taxes	21.3	22.2
Other assets	60.1	43.8

Total current assets	1,075.4	1,018.4
PROPERTY, PLANT AND EQUIPMENT, net	288.0	288.2
GOODWILL, net	242.2	239.8
DEFERRED INCOME TAXES	102.1	104.3
OTHER ASSETS	74.0	69.1

TOTAL ASSETS	$1,781.7	$1,719.8

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Short-term debt	$0.8	$1.0
Current maturities of long-term debt	11.4	11.4
Accounts payable	342.2	278.6
Accrued expenses	285.7	326.3
Income taxes payable	—	33.8

Total current liabilities	640.1	651.1
LONG-TERM DEBT	132.3	96.8
POSTRETIREMENT BENEFITS, OTHER THAN PENSIONS	12.7	12.9
PENSIONS	51.0	49.6
OTHER LIABILITIES	113.6	105.0

Total liabilities	949.7	915.4

COMMITMENTS AND CONTINGENCIES STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 200,000,000 shares authorized, 78,544,586 shares and 76,974,791 shares issued for 2007 and 2006, respectively	0.8	0.8
Additional paid-in capital	736.9	706.6
Retained earnings	313.5	312.5
Accumulated other comprehensive income (loss)	7.7	(5.1)
Treasury stock, at cost, 10,288,970 shares and 9,818,904 for 2007 and 2006, respectively	(226.9)	(210.4)

Total stockholders’ equity	832.0	804.4

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,781.7	$1,719.8

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2007 and 2006
(Unaudited, in millions, except per share data)

	For the
	Three Months Ended
	March 31,
	2007	2006
NET SALES	$791.5	$808.4
COST OF GOODS SOLD	586.9	599.3

Gross profit	204.6	209.1
OPERATING EXPENSES:
Selling, general and administrative expenses	191.1	187.9
(Gains), losses and other expenses, net	(0.7)	(17.1)
Restructuring charges	2.3	6.3
Equity in earnings of unconsolidated affiliates	(2.7)	(2.1)

Operational income	14.6	34.1
INTEREST EXPENSE, net	0.9	0.6

Income before income taxes	13.7	33.5
PROVISION FOR INCOME TAXES	5.1	12.5

Net income	$8.6	$21.0

NET INCOME PER SHARE:
Basic	$0.13	$0.29
Diluted	$0.12	$0.28

AVERAGE SHARES OUTSTANDING:
Basic	67.5	71.3
Diluted	70.9	75.4

CASH DIVIDENDS DECLARED PER SHARE	$0.13	$0.11
The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2007 (unaudited) and the Year Ended December 31, 2006
(In millions, except per share data)

	Common Stock		Additional		Accumulated Other	Treasury	Total
	Issued		Paid-In	Retained	Comprehensive	Stock	Stockholders’	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	at Cost	Equity	Income (Loss)
BALANCE AT DECEMBER 31, 2005	74.7	$0.7	$649.3	$191.0	$0.4	$(47.0)	$794.4
Impact of adjustments recorded under provisions of SAB No. 108	—	—	—	(12.4)	—	—	(12.4)

ADJUSTED BALANCE AT JANUARY 1, 2006	74.7	$0.7	$649.3	$178.6	$0.4	$(47.0)	$782.0
Net income	—	—	—	166.0	—	—	166.0	$166.0
Dividends, $0.46 per share	—	—	—	(32.1)	—	—	(32.1)	—
Foreign currency translation adjustments, net	—	—	—	—	20.8	—	20.8	20.8
Minimum pension liability adjustments, net of tax benefit of $2.0 (revised)(1)	—	—	—	—	4.0	—	4.0	4.0
Stock-based compensation expense	—	—	24.4	—	—	—	24.4	—
Derivatives, net of tax provision of $1.0	—	—	—	—	(1.9)	—	(1.9)	(1.9)
Common stock issued	2.3	0.1	19.7	—	—	—	19.8	—
Treasury stock purchases	—	—	—	—	—	(163.4)	(163.4)	—
Tax benefits of stock compensation	—	—	13.2	—	—	—	13.2	—

Comprehensive income (revised)(1)	—	—	—	—	—	—	—	$188.9

Adjustments resulting from adoption of SFAS No. 158, net of tax benefit of $15.0 (revised)(1)	—	—	—	—	(28.4)	—	(28.4)

BALANCE AT DECEMBER 31, 2006	77.0	$0.8	$706.6	$312.5	$(5.1)	$(210.4)	$804.4

Impact of adoption of FIN No. 48	—	—	—	1.2	—	—	1.2

ADJUSTED BALANCE AT JANUARY 1, 2007	77.0	$0.8	$706.6	$313.7	$(5.1)	$(210.4)	$805.6
Net income	—	—	—	8.6	—	—	8.6	$8.6
Dividends, $0.13 per share	—	—	—	(8.8)	—	—	(8.8)	—
Foreign currency translation adjustments, net	—	—	—	—	7.4	—	7.4	7.4
Stock-based compensation expense	—	—	6.2	—	—	—	6.2	—
Tax benefits of stock compensation	—	—	12.1	—	—	—	12.1	—
Derivatives, net of tax provision of $2.6	—	—	—	—	5.4	—	5.4	5.4
Common stock issued	1.5	—	12.0	—	—	—	12.0	—
Treasury stock purchases	—	—	—	—	—	(16.5)	(16.5)	—

Comprehensive income	—	—	—	—	—	—	—	$21.4

BALANCE AT MARCH 31, 2007	78.5	$0.8	$736.9	$313.5	$7.7	$(226.9)	$832.0

(1)	The Consolidated Statement of Stockholders’ Equity for the year ended December 31, 2006 in the Company’s 2006 Form 10-K included a charge of $28.4 million for the impact of adoption of Statement of Financial Standards No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS No. 158”) as a component of comprehensive income rather than displaying the adoption impact as a separate component of accumulated other comprehensive income (loss) (“AOCI”). This Consolidated Statement of Stockholders’ Equity for the year ended December 31, 2006 is included to enhance disclosures for the adoption of SFAS No. 158 by presenting the $28.4 million adoption impact as a separate component of AOCI and a corresponding increase to 2006 comprehensive income. The revision did not change net income, total AOCI, or cash flows for the year ended December 31, 2006.
The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2007 and 2006
(Unaudited, in millions)

	For the
	Three Months Ended
	March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8.6	$21.0
Adjustments to reconcile net income to net cash used in operating activities:
Equity in earnings of unconsolidated affiliates	(2.7)	(2.1)
Restructuring expenses, net of cash paid	(1.8)	6.9
Unrealized gain on futures contracts	(0.3)	(9.1)
Stock-based compensation expense	6.2	7.8
Depreciation and amortization	11.8	9.4
Capitalized interest	(0.4)	(0.3)
Deferred income taxes	2.8	5.0
Other (gains), losses and expenses, net	3.7	0.4
Changes in assets and liabilities, net of effects of acquisitions:
Accounts and notes receivable	2.8	13.2
Inventories	(93.2)	(99.0)
Other current assets	(3.2)	(5.2)
Accounts payable	59.9	42.2
Accrued expenses	(38.4)	(41.3)
Income taxes payable	(35.3)	(2.8)
Long-term warranty, deferred income and other liabilities	4.4	3.6

Net cash used in operating activities	(75.1)	(50.3)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the disposal of property, plant and equipment	0.1	0.8
Purchases of property, plant and equipment	(9.9)	(14.9)
Additional investment in affiliates	—	(4.3)

Net cash used in investing activities	(9.8)	(18.4)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term (payments) borrowings, net	(0.2)	2.3
Long-term borrowings, net	35.5	—
Proceeds from stock option exercises	12.0	6.8
Repurchases of common stock	(16.5)	(12.2)
Excess tax benefits related to share-based payments	11.0	5.6
Cash dividends paid	(8.7)	(7.8)

Net cash provided by (used in) financing activities	33.1	(5.3)

DECREASE IN CASH AND CASH EQUIVALENTS	(51.8)	(74.0)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	1.1	0.3
CASH AND CASH EQUIVALENTS, beginning of period	144.3	213.5

CASH AND CASH EQUIVALENTS, end of period	$93.6	$139.8

Supplementary disclosures of cash flow information:
Cash paid during the period for:
Interest	$0.3	$0.3

Income taxes (net of refunds)	$28.9	$5.9

Non-cash items:
Impact of adjustments recorded under provisions of SAB No. 108	$—	$(12.4)

Impact of adoption of FIN No. 48	$1.2	$—

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. General:
          References in this Quarterly Report on Form 10-Q to “we,” “our”, “us”, “LII” or the “Company” refer to Lennox International Inc. and its subsidiaries, unless the context requires otherwise.
     Basis of Presentation
          The accompanying unaudited Consolidated Balance Sheet as of March 31, 2007, the accompanying unaudited Consolidated Statements of Operations for the three months ended March 31, 2007 and 2006, the accompanying unaudited Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2007 and the accompanying unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and 2006 should be read in conjunction with LII’s audited consolidated financial statements and footnotes as of December 31, 2006 and 2005 and for each year in the three year period ended December 31, 2006. The accompanying unaudited consolidated financial statements of LII have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the accompanying consolidated financial statements contain all material adjustments, consisting principally of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to applicable rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. The operating results for the interim periods are not necessarily indicative of the results that may be expected for a full year.
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
     Reclassifications
          Certain prior-period balances in the accompanying condensed consolidated financial statements have been reclassified to conform to the current period’s presentation of financial information. Shipping and handling costs related to post-production activities are included as a component of Gross Profit in the accompanying Consolidated Statements of Operations. Such costs were previously reported as part of Selling, General and Administrative Expenses.
     Recently Adopted Accounting Pronouncements
          Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109 (“FIN No. 48”). FIN No. 48 clarifies the accounting for income taxes by prescribing a minimum threshold that a tax position is required to meet before being recognized in the financial statements. FIN No. 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting for interim periods, disclosure and transition. For more information see Note 9.
2. Accounts and Notes Receivable:
          Accounts and Notes Receivable have been reported in the accompanying Consolidated Balance Sheets net of allowance for doubtful accounts of $16.3 million and $16.7 million as of March 31, 2007 and December 31,

2006, respectively, and net of accounts receivable sold under an ongoing asset securitization arrangement, if any. As of March 31, 2007 and December 31, 2006, no accounts receivable were sold under the Company’s ongoing asset securitization arrangement. Additionally, none of the accounts receivable as reported in the accompanying Consolidated Balance Sheet at March 31, 2007 represent retained interests in securitized receivables that have restricted disposition rights per the terms of the asset securitization agreement and would not be available to satisfy obligations to creditors. The Company has no significant concentration of credit risk within its accounts and notes receivable.
3. Inventories:
          Components of inventories are as follows (in millions):

	As of	As of
	March 31,	December 31,
	2007	2006
Finished goods	$311.9	$223.2
Repair parts	46.2	43.3
Work in process	10.5	8.1
Raw materials	102.8	87.8

	471.4	362.4
Excess of current cost over last-in, first-out cost	(73.3)	(56.9)

Total inventories	$398.1	$305.5

4. Goodwill:
          The Company evaluates the impairment of goodwill under the guidance of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets for each of its reporting units. During the first quarter of 2007 and 2006, the Company performed its annual goodwill impairment test and determined that no impairment charge was required.
          The changes in the carrying amount of goodwill for the three months ended March 31, 2007, in total and by segment, are as follows (in millions):

	Balance at		Balance at
Segment	December 31, 2006	Changes (1)	March 31, 2007
Residential Heating & Cooling	$33.9	$—	$33.9
Commercial Heating & Cooling	30.1	0.3	30.4
Service Experts	97.9	0.8	98.7
Refrigeration	77.9	1.3	79.2

Total	$239.8	$2.4	$242.2

(1)	Relate to changes in foreign currency translation rates.
5. Cash, Lines of Credit and Financing Arrangements:
          The Company has bank lines of credit aggregating $434.9 million, of which $36.3 million was borrowed and outstanding and $92.3 million was committed to standby letters of credit at March 31, 2007. Of the remaining $306.3 million, the entire amount was available for future borrowings after consideration of covenant limitations. Included in the lines of credit are several regional facilities and a multi-currency facility governed by agreements between the Company and a syndicate of banks. The revolving credit facility, which matures in July 2010, has a borrowing capacity of $400 million. As of March 31, 2007 and December 31, 2006, the Company has unamortized debt issuance costs of $1.7 million and $1.9 million, respectively, which are included in Other Assets in the accompanying Consolidated Balance Sheets. The facility contains certain financial covenants and bears interest at a rate equal to, at the Company’s option, either (a) the greater of the bank’s prime rate or the federal funds rate plus 0.5%, or (b) the London Interbank Offered Rate plus a margin equal to 0.475% to 1.20%, depending upon the ratio of total funded debt-to-adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”), as defined in the facility. The Company pays a facility fee, depending upon the ratio of total funded debt to Adjusted EBITDA, equal to 0.15% to 0.30% of the capacity. The facility includes restrictive covenants that limit the Company’s ability to incur additional indebtedness, encumber its assets, sell its assets and make certain payments, including amounts for share repurchases and dividends. The

Company’s facility and promissory notes are guaranteed by the Company’s material subsidiaries. The facility requires that LII annually and quarterly deliver financial statements, as well as compliance certificates, to the banks within specified time periods.
          As of March 31, 2007 and December 31, 2006, the Company had outstanding domestic promissory notes totaling approximately $107.2 million. The term loans mature at various dates through 2010 and have interest rates ranging from 6.73% to 8.00%. In addition, LII has various other notes outstanding through its foreign subsidiaries.
          LII’s domestic revolving and term loans contain certain financial covenant restrictions. As of March 31, 2007, LII believes it was in compliance with all covenant requirements. LII periodically reviews its capital structure, including its primary bank facility, to ensure that it has adequate liquidity. LII believes that cash flow from operations, as well as available borrowings under its revolving credit facility and other sources of funding will be sufficient to fund its operations for the foreseeable future.
          Under a revolving period asset securitization arrangement, the Company transfers beneficial interests in a portion of its trade accounts receivable to a third party in exchange for cash. The Company’s continued involvement in the transferred assets is limited to servicing. These transfers are accounted for as sales rather than secured borrowings. The fair values assigned to the retained and transferred interests are based primarily on the receivables’ carrying value given the short term to maturity and low credit risk. As of March 31, 2007 and December 31, 2006, the Company had not sold any beneficial interests in accounts receivable.
          The Company has included in cash and cash equivalents in the accompanying unaudited Consolidated Balance Sheet as of March 31, 2007, $16.2 million of restricted cash primarily related to routine lockbox collections and letters of credit issued with respect to the operations of its captive insurance subsidiary, which expire on December 31, 2007.
6. Product Warranties:
          The changes in the carrying amount of the Company’s total product warranty liabilities for the three months ended March 31, 2007 are as follows (in millions):

Total product warranty liability at December 31, 2006	$104.7
Payments made in 2007	(7.7)
Changes resulting from issuance of new warranties	6.1
Changes in estimates associated with pre-existing warranties	5.5

Total product warranty liability at March 31, 2007	$108.6

               The change in product warranty liability that results from changes in estimates of warranties issued prior to 2007 was primarily due to revaluing warranty reserves based on higher material input costs and changes in foreign currency translation rates. Product warranty liabilities are included in Accrued Expenses and Other Liabilities in the accompanying Consolidated Balance Sheets.
7. Pension and Postretirement Benefit Plans:
          The components of net periodic benefit cost were as follows (in millions):

	For the
	Three Months Ended March 31,
	2007	2006	2007	2006
	Pension Benefits		Other Benefits
Service cost	$1.8	$1.9	$0.2	$0.3
Interest cost	3.7	3.8	0.2	0.4
Expected return on plan assets	(4.4)	(4.1)	—	—
Amortization of prior service cost	0.2	0.3	(0.4)	(0.1)
Amortization of net loss	1.2	1.5	0.2	0.2
Settlements or curtailments	0.7	1.9	—	—

Total net periodic pension cost	$3.2	$5.3	$0.2	$0.8

8. Stock-Based Compensation:
          The Company accounts for stock-based awards under the provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS No. 123R”). Compensation expense of $6.2 million and $7.8 million was recognized for the three months ended March 31, 2007 and 2006, respectively, and is included in Selling, General and Administrative Expenses in the accompanying Consolidated Statements of Operations.
     Incentive Plan
          Under the Company’s Amended and Restated 1998 Incentive Plan (the “1998 Incentive Plan”), the Company is authorized to issue awards for 24,254,706 shares of common stock. As of March 31, 2007, awards for 21,878,359 shares of common stock had been granted and 4,337,907 shares had been cancelled or repurchased under the 1998 Incentive Plan. Consequently, as of March 31, 2007, there were 6,714,254 shares available for future issuance.
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
          In addition to the options discussed above, there were 60,344 stock options outstanding as of March 31, 2007 that were issued in connection with LII’s acquisition of Service Experts Inc. All such options are fully vested.
          No stock options were granted during the three months ended March 31, 2007 nor during the three months ended March 31, 2006.
          Upon the adoption of SFAS No. 123R, options granted prior to the date of adoption continue to be amortized to expense using the graded method. For options granted after the date of adoption, the fair value is amortized to expense ratably over the vesting period.
          A summary of stock option activity for the three months ended March 31, 2007, follows (in millions, except per share data):

		Weighted-
		Average
		Exercise
		Price per
	Shares	Share
Outstanding at beginning of period	4.0	$14.63
Granted	—	—
Exercised	(1.0)	$11.58
Forfeited	(0.1)	$37.38

Outstanding at end of period	2.9	$15.29

Exercisable at end of period	2.8	$15.15

          The following table summarizes information about stock options outstanding as of March 31, 2007 (in millions, except per share data and years):

	Options Outstanding				Options Exercisable
Weighted-
		Average				Weighted-
		Remaining	Weighted-			Average	Weighted-
Range of		Contractual	Average	Aggregate		Remaining	Average	Aggregate
Exercise Prices	Number	Term	Exercise Price	Intrinsic	Number	Contractual Life	Exercise Price	Intrinsic
Per Share	Outstanding	(in years)	Per Share	Value	Exercisable	(in years)	Per Share	Value
$7.875 - $49.63	2.9	2.4	$15.29	$59.6	2.8	2.3	$15.15	$57.8

          As of March 31, 2007, there was approximately $0.2 million of unrecognized compensation cost related to nonvested options and such cost is expected to be recognized over a weighted-average period of 0.8 years. The Company’s estimated forfeiture rate for stock options was 8% as of March 31, 2007. Total compensation expense for stock options was $0.1 million and $0.6 million for the three months ended March 31, 2007 and 2006, respectively.
          The total intrinsic value of options exercised, the resulting tax deductions to realize tax benefits, and the tax benefits in excess of the hypothetical deferred tax asset were as follows (in millions):

	For the
	Three Months Ended
	March 31,
	2007	2006
Intrinsic value of options exercised	$24.2	$7.5
Realized tax benefits from tax deductions	9.0	2.8
Tax benefits in excess of the hypothetical deferred tax asset	1.1	0.7
          The Company’s practice is to issue new shares of common stock to satisfy stock option exercises.
     Performance Shares
          Under the 1998 Incentive Plan, performance shares are granted to certain employees at the discretion of the Board of Directors in December of each year for a three-year performance period beginning the following January 1st. Upon vesting, performance shares are converted to an equal number of shares of the Company’s common stock. Awards granted prior to 2003 vest after ten years of employment at the target amount.
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
          No performance shares were granted during the three months ended March 31, 2007 or 2006.
          A summary of the status of the Company’s nonvested performance share awards as of March 31, 2007 and changes during the three months ended March 31, 2007 is presented below (in millions, except per share data):

		Weighted-
		Average
		Grant Date
		Fair Value
	Shares	per Share
Nonvested performance share awards:
Nonvested at beginning of period	1.6	$19.39
Granted	—	—
Additional shares earned	0.2	$16.89
Vested	(0.4)	$16.89
Forfeited	—	$14.15

Nonvested at end of period	1.4	$19.83

          As of March 31, 2007, there was approximately $17.4 million of total unrecognized compensation cost related to nonvested performance share awards and such cost is expected to be recognized over a weighted-average period of 2.1 years. The Company’s estimated forfeiture rate for performance shares was 18% as of March 31, 2007. Total compensation expense for performance share awards was $3.7 million and $5.1 million for the three months ended March 31, 2007 and 2006, respectively. The Company’s practice is to issue new shares of common stock to satisfy performance share award vestings.

          The total intrinsic value of performance share awards vested, the resulting tax deductions to realize tax benefits and the tax benefits in excess of the hypothetical deferred tax asset were as follows (in millions):

	For the
	Three Months Ended
	March 31,
	2007	2006
Fair value of performance share awards vested	$13.1	$17.5
Realized tax benefits from tax deductions	4.9	6.5
Tax benefits in excess of the hypothetical deferred tax asset	—	—
     Restricted Stock Awards
          Under the 1998 Incentive Plan, restricted stock awards are issued to attract and retain key Company executives. At the end of a three-year retention period, the award will vest and be distributed to the participant provided that the participant has been an employee of the Company continuously throughout the retention period.
          Upon the adoption of SFAS No. 123R, all restricted stock plans under the 1998 Incentive Plan were classified as equity based plans and the fair value of each award is the market price of the Company’s common stock on the date of grant, amortized to expense ratably over the vesting period.
          The weighted-average fair value of restricted stock awards for 1,000 shares granted during the three months ended March 31, 2007 was $35.81. The weighted-average fair value of restricted stock awards for 2,414 shares granted during the three months ended March 31, 2006 was $31.95.
          A summary of the status of the Company’s nonvested restricted stock awards as of March 31, 2007 and changes during the three months ended March 31, 2007 is presented below (in millions, except per share data):

		Weighted-
		Average
		Grant Date
		Fair Value
	Shares	per Share
Nonvested restricted stock awards:
Nonvested at beginning of period	1.0	$25.17
Granted	—	$35.81
Vested	—	—
Forfeited	—	$24.38

Nonvested at end of period	1.0	$25.20

          As of March 31, 2007, there was approximately $10.6 million of total unrecognized compensation cost related to nonvested restricted stock awards and such cost is expected to be recognized over a weighted-average period of 2.1 years. The Company’s estimated forfeiture rate for restricted stock awards was 13% as of March 31, 2007. Total compensation expense for restricted stock awards was $1.7 million and $1.5 million for the three months ended March 31, 2007 and 2006, respectively. The Company’s practice is to issue new shares of common stock to satisfy restricted stock award vestings.
          During the three months ended March 31, 2007 and 2006, no restricted stock awards vested and therefore there were no resulting tax deductions to realize tax benefits and no tax benefits in excess of the hypothetical deferred tax asset.
     Stock Appreciation Rights
          In 2003, the Company began awarding stock appreciation rights under the 1998 Incentive Plan. Each recipient is given the “right” to receive a value equal to the future appreciation of the Company’s stock price. The value is paid in Company stock. Stock appreciation rights vest in one-third increments beginning with the first anniversary date after the grant date.

          Upon the adoption of SFAS No. 123R, the compensation expense for awards granted prior to the adoption is the fair value on the date of grant, recognized over the vesting period. The fair value for these awards was estimated using the Black-Scholes-Merton valuation model and follows the provisions of SFAS No. 123R and Staff Accounting Bulletin No. 107, Share-Based Payment. The Company used historical data and other pertinent information to estimate the expected volatility for the term of the award and the outstanding period of the award for separate groups of employees that had similar historical exercise behavior. The risk free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant.
          No stock appreciation rights were granted during the three months ended March 31, 2007. The weighted-average fair value of 7,932 stock appreciation rights granted during the three months ended March 31, 2006 was $8.43.
          Upon the adoption of SFAS No. 123R, stock appreciation rights granted prior to the date of adoption continue to be amortized to expense using the graded method. For stock appreciation rights granted after the date of adoption, the fair value is amortized to expense ratably over the vesting period.
          A summary of stock appreciation rights activity for the three months ended March 31, 2007 follows (in millions, except per share data):

		Weighted-
		Average
		Exercise Price
	Shares	per Share
Outstanding at beginning of period	1.9	$25.20
Granted	—	—
Exercised	(0.2)	$18.02
Forfeited	—	$30.01

Outstanding at end of period	1.7	$26.18

Exercisable at end of period	0.7	$20.19

          The following table summarizes information about stock appreciation rights outstanding as of March 31, 2007 (in millions, except per share data and years):

	Stock Appreciation Rights Outstanding				Stock Appreciation Rights Exercisable
		Weighted-				Weighted-
		Average				Average	Weighted-
		Remaining	Weighted-			Remaining	Average
Range of		Contractual	Average	Aggregate		Contractual	Exercise	Aggregate
Exercise Prices	Number	Term	Exercise Price	Intrinsic	Number	Life	Price Per	Intrinsic
Per Share	Outstanding	(in years)	Per Share	Value	Exercisable	(in years)	Share	Value
$16.76 — $31.945	1.7	5.5	$26.18	$15.8	0.7	4.2	$20.19	$10.5
          As of March 31, 2007, there was approximately $5.3 million of unrecognized compensation cost related to nonvested stock appreciation rights and such cost is expected to be recognized over a weighted-average period of 2.3 years. The Company’s estimated forfeiture rate for stock appreciation rights was 14% as of March 31, 2007. Total compensation expense for stock appreciation rights was $0.7 million and $0.6 million for the three months ended March 31, 2007 and 2006, respectively.
          The total intrinsic value of stock appreciation rights exercised, the resulting tax deductions to realize tax benefits and the tax benefits in excess of the hypothetical deferred tax asset were as follows (in millions):

	For the
	Three Months Ended
	March 31,
	2007	2006
Intrinsic value of stock appreciation rights exercised	$4.0	$0.6
Realized tax benefits from tax deductions	1.5	0.2
Tax benefits in excess of the hypothetical deferred tax asset	—	0.1
          The Company’s practice is to issue new shares of common stock to satisfy stock appreciation rights exercises.

9. Income Taxes:
          As a result of the adoption of FIN No. 48, the Company recognized a $1.2 million decrease in the liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007 retained earnings balance.
          As of January 1, 2007, the Company has approximately $18.9 million in total gross unrecognized tax benefits. Of this amount, $14.4 million (net of federal benefit on state issues) will be recognized through the statement of operations and $3.2 million will be recognized through goodwill. In addition, the Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense in accordance with FIN No. 48. As of January 1, 2007, the Company has recognized $1.2 million (net of federal tax benefits) in interest and penalties.
          The Internal Revenue Service (“IRS”) completed its examination of the Company’s consolidated tax returns for the years 1999 – 2003 and issued a Revenue Agent’s Report (“RAR”) on April 6, 2006. The IRS has proposed certain significant adjustments to the Company’s insurance deductions and research tax credits. The Company disagrees with the RAR, which is currently under review by the administrative appeals division of the IRS, and anticipates resolution by the end of 2007. It is possible that a reduction in the unrecognized tax benefits may occur but an estimate of the impact on the statement of operations cannot be made at this time.
          The Company is subject to examination by numerous taxing authorities in jurisdictions such as Australia, Belgium, Canada, Germany, and the United States. The Company is generally no longer subject to U.S. federal, state and local, or non-US income tax examinations by taxing authorities for years before 1999.
          In April 2007, New York enacted legislation effective for tax years beginning on or after January 1, 2007. The significant provisions include the mandatory unitary combined reporting for corporations that are taxable under the general corporation franchise tax, and several tax rate reductions. The Company believes any adjustments will be immaterial.
10. Restructuring Charges:
          Restructuring charges incurred include the following amounts for the three months ended March 31, 2007 and 2006 (in millions):

	For the
	Three Months
	Ended March 31,
	2007	2006
Allied Air Enterprises consolidation	$2.2	$7.1
Pension Settlement (A)	0.7	—
Gain on sale of land	—	(0.8)
Other	(0.6)	—

Total	$2.3	$6.3

(A)	Amount not reflected in restructuring reserves as this item is related to the Company’s pension obligation and is included in pension liabilities as of March 31, 2007.
     The table below provides further analysis of the Company’s restructuring reserves for the three months ended March 31, 2007 (in millions):

			Reversal
	Balance at	Charged	of Prior			Balance at
	December 31,	to	Period	Cash	Non-Cash	March 31,
Description of reserves	2006	Earnings	Charges	Utilization	Utilization	2007
Severance and related expense	$1.8	$0.2	$—	$(1.9)	$—	$0.1
Equipment moves	—	0.9	—	(0.9)	—	—
Recruiting and relocation	—	0.3	—	(0.3)	—	—
Lease termination	1.5	—	—	(0.2)	—	1.3
Other	0.8	0.8	(0.6)	(0.8)	—	0.2

Total restructuring reserves	$4.1	$2.2	$(0.6)	$(4.1)	$—	$1.6

          In February 2006, Allied Air Enterprises, a division of the Company’s Residential Heating & Cooling segment, announced that it had commenced plans to consolidate its manufacturing, distribution, research & development, and administrative operations of the Company’s two-step Residential Heating & Cooling operations in South Carolina, and close its current operations in Bellevue, Ohio. The consolidation was substantially complete as of March 31, 2007. In connection with this consolidation project, the Company recorded pre-tax restructuring charges of $2.2 million and $7.1 million for the three months ended March 31, 2007 and 2006, respectively. The amounts recorded related primarily to severance and benefits and other exit costs incurred, including charges of $0.9 million of accelerated depreciation recorded in the three months ended March 31, 2006 related to the reduction in useful lives and disposal of certain long-lived assets.
          A pension settlement loss of approximately $0.7 million is included in restructuring expense for the three months ended March 31, 2007. The pension settlement loss related to the Company’s full funding of lump sum pension payments to selected participants in March 2007.
          During the three months ended March 31, 2007, the Company reversed to income approximately $0.6 million of restructuring reserves that had been established in connection with a prior restructuring initiative in 2001.
          Also included in restructuring expense for the three months ended March 31, 2006 is a gain of $0.8 million related to the sale of a parcel of land. The Company had reduced the carrying value of the land to its then net realizable value in connection with a prior restructuring initiative of its Service Experts operations in 2001.
11. Earnings per Share:
          Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net income by the sum of the weighted-average number of shares and the number of equivalent shares assumed outstanding, if dilutive, under the Company’s stock-based compensation plans. As of March 31, 2007, the Company had 78,544,586 shares issued of which 10,288,970 were held as treasury shares. Diluted earnings per share are computed as follows (in millions, except per share data):

	For the
	Three Months Ended
	March 31,
	2007	2006
Net income	$8.6	$21.0

Weighted-average shares outstanding	67.5	71.3
Effect of diluted securities attributable to share-based payments	3.4	4.1

Weighted-average shares outstanding, as adjusted	70.9	75.4

Diluted earnings per share	$0.12	$0.28

          Options to purchase 51,588 shares of common stock at prices ranging from $38.99 to $49.63 per share and options to purchase 87,491 shares of common stock at prices ranging from $37.92 to $49.63 per share were outstanding for the three months ended March 31, 2007 and March 31, 2006, respectively, but were not included in the diluted earnings per share calculation because the assumed exercise of such options would have been anti-dilutive.
12. Comprehensive Income:
          Comprehensive income is computed as follows (in millions):

	For the
	Three Months Ended
	March 31,
	2007	2006
Net income	$8.6	$21.0
Foreign currency translation adjustments	7.4	0.6
Effective portion of gains on future contracts designated as cash flow hedges	5.4	—

Total comprehensive income	$21.4	$21.6

13. Investments in Affiliates:
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
          The Company recorded $2.7 million and $2.1 million of equity in the earnings of its unconsolidated affiliates for the three months ended March 31, 2007 and 2006, respectively, and has included these amounts in Equity in Earnings of Unconsolidated Affiliates in the accompanying Consolidated Statements of Operations. The carrying amount of investments in unconsolidated affiliates as of March 31, 2007 and December 31, 2006 is $56.3 million and $52.4 million, respectively, and is included in Long-term Other Assets in the accompanying Consolidated Balance Sheets.
14. Derivatives:
          LII utilizes a program to mitigate the exposure to volatility in the prices of certain commodities the Company uses in its production process. The program includes the use of futures contracts and fixed forward contracts. The intent of the program is to protect the Company’s operating margins and overall profitability from adverse price changes by entering into derivative instruments.
          The Company accounts for instruments that qualify as cash flow hedges utilizing Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS No. 133”). Beginning in the fourth quarter of 2006, futures contracts entered into that met established accounting criteria were formally designated as cash flow hedges. For futures contracts that are designated and qualify as cash flow hedges, the Company assesses hedge effectiveness and measures hedge ineffectiveness at least quarterly throughout the designated period. The effective portion of the gain or loss on the futures contracts are recorded, net of applicable taxes, in accumulated other comprehensive income (“AOCI”), a component of Stockholders’ Equity in the accompanying Consolidated Balance Sheets. When net income is affected by the variability of the underlying cash flow, the applicable offsetting amount of the gain or loss from the futures contracts that is deferred in AOCI is released to net income and is reported as a component of Cost of Goods Sold in the accompanying Consolidated Statements of Operations. During the three months ended March 31 2007, $1.6 million in losses was reclassified from AOCI to net income. Changes in the fair value of futures contracts that do not effectively offset changes in the fair value of the underlying hedged item throughout the designated hedge period (“ineffectiveness”) are recorded in net income each period and are reported in (Gains), Losses, and Other Expenses, net in the accompanying Consolidated Statements of Operations. For the three months ended March 31, 2007, there was $0.2 million in gains recognized in net income representing hedge ineffectiveness.
          The Company may enter into instruments that economically hedge certain of its risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting under SFAS No. 133 to such instruments. In these cases, there exists a natural hedging relationship in which changes in the fair value of the instruments act as an economic offset to changes in the fair value of the underlying item(s). Changes in the fair value of instruments not designated as cash flow hedges are recorded in net income throughout the term of the derivative instrument and are reported in (Gains), Losses, and Other Expenses, net in the accompanying Consolidated Statements of Operations. For the three months ended March 31, 2007 and 2006, net gains of $0.8 million and $18.2 million, respectively, were recognized in earnings related to instruments not accounted for as cash flow hedges.
15. Commitments and Contingencies:
     Guarantees
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
          During the term, the Lake Park Lease requires Procurement to pay base rent in quarterly installments, payable in arrears. At the end of the term, if Procurement is not in default, Procurement must elect to do one of the following: (i) purchase the leased property for a net price of approximately $41.2 million (the “Lease Balance”); (ii) make a final supplemental payment to BTMUCC equal to approximately 82% of the Lease Balance and return the leased property to BTMUCC in good condition; (iii) arrange a sale of the leased property to a third party; or (iv) renew the Lake Park Lease under mutually agreeable terms. If Procurement elects to arrange a sale of the leased property to a third party, then Procurement must pay to BTMUCC the amount (if any) by which the Lease Balance exceeds the net sales proceeds paid by the third party; provided, however, that, absent certain defaults, such amount cannot exceed approximately 82% of the Lease Balance. If the net sales proceeds paid by the third party are greater than the Lease Balance, the excess sales proceeds will be paid to Procurement.
          Procurement’s obligations under the Lake Park Lease and related documents are secured by a pledge of Procurement’s interest in the leased property. Procurement’s obligations under such documents are also guaranteed by the Company pursuant to a Guaranty, dated as of June 22, 2006, in favor of BTMUCC.
          The Company is accounting for the Lake Park Lease as an operating lease.
          The majority of the Service Experts segment’s motor vehicle fleet is leased through operating leases. The lease terms are generally non-cancelable for the first 12-month term and then are month-to-month, cancelable at the Company’s option. While there are residual value guarantees on these vehicles, the Company has not historically made significant payments to the lessors as the leases are maintained until the fair value of the assets fully mitigates the Company’s obligations under the lease agreements. As of March 31, 2007, the Company estimates that it will incur an additional $7.7 million above the contractual obligations on these leases until the fair value of the leased vehicles fully mitigates the Company’s residual value guarantee obligation under the lease agreements.
     Environmental
          Applicable environmental laws can potentially impose obligations on the Company to remediate hazardous substances at the Company’s properties, at properties formerly owned or operated by the Company and at facilities to which the Company has sent or sends waste for treatment or disposal. The Company is aware of contamination at some facilities; however, the Company does not presently believe that any future remediation costs at such facilities will be material to the Company’s results of operations. No amounts have been recorded for non-asset retirement obligation environmental liabilities that are not probable or estimable.
          At one site located in Brazil, the Company is currently evaluating the remediation efforts that may be required by the applicable environmental laws related to the release of certain hazardous materials. The Company currently believes that the release of the hazardous materials occurred over an extended period of time, including a time when the Company did not own the site. The Company plans to complete additional assessments of the site by the second quarter of 2007 to help determine the possible remediation activities that may be conducted at this site. Once the site assessments are completed and the possible remediation activities have been evaluated, approval of the remediation plan by local governmental authorities will be required before such activities can begin. The Company believes that containment is one of several viable options to comply with local regulatory standards. As a result, the Company recorded a charge of approximately $1.7 million in 2006 for estimated containment costs at the site. During the three months ended March 31, 2007, the Company recorded a charge of $0.2 million related to additional site assessments. As of March 31, 2007 and December 31, 2006, the Company has discounted liabilities recorded of approximately $1.9 million and $1.7 million related to this matter which are included in Other Long Term Liabilities in the accompanying Consolidated Balance Sheets. These liabilities are discounted at approximately 5% as the aggregate amount of the obligation and the amount and timing of cash payments are reliably determinable. If, after the site assessments are completed, it is determined that containment is more costly or the local governmental authorities require more costly remediation activities, the costs to contain or remediate the site could be as high as $5.2 million (undiscounted). The Company is exploring options for insurance recoveries and recoveries from amounts held in escrow.
          In connection with its previous investment in Outokumpu Heatcraft, the Company recorded discounted liabilities of $2.6 million and $3.3 million related to joint remediation of certain existing environmental matters as of March 31, 2007 and December 31, 2006, respectively. The balances, which are recorded in Other Long Term Liabilities in the Consolidated Balance Sheets, are discounted at approximately 5% as the aggregate amount of the obligation and the amount and timing of cash payments are reliably determinable.
          Estimates of future costs are subject to change due to prorated cleanup periods and changing environmental remediation regulations.
     Litigation
           The Company is involved in various claims and lawsuits incidental to its business. As previously reported, in January 2003, the Company, along with one of its subsidiaries, Heatcraft Inc., were named in the following lawsuits in connection with the Company’s former heat transfer operations:
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
          On behalf of approximately 100 plaintiffs, the lawsuits allege personal injury resulting from alleged emissions of trichloroethylene, dichloroethylene, and vinyl chloride and other unspecified emissions from the South Plant in Grenada, Mississippi, previously owned by Heatcraft Inc. Each plaintiff seeks to recover actual and punitive damages. On Heatcraft Inc.’s motion to transfer venue, two of the four lawsuits (Booker and Crowder) were ordered severed and transferred to Grenada County by the Mississippi Supreme Court, requiring plaintiffs’ counsel to maintain a separate lawsuit for each of the individual plaintiffs named in these suits. To the Company’s knowledge, as of April 20, 2007, plaintiffs’ counsel has requested the transfer of files regarding five individual plaintiffs from the Booker case and five individual plaintiffs from the Crowder case. While at this time, only the Booker and Crowder cases have been ordered severed and transferred by the Mississippi Supreme Court, LII expects the Beck and Brown cases to be transferred, as well, in the near future. It is not possible to predict with certainty the outcome of these matters or an estimate of any potential loss. Based on present knowledge, management believes that it is unlikely that any final resolution of these matters will result in a material liability.
16. Reportable Business Segments:
          The Company operates in four reportable business segments of the heating, ventilation, air conditioning and refrigeration (“HVACR”) markets. The first reportable segment is Residential Heating & Cooling, in which LII manufactures and markets a full line of heating, air conditioning and hearth products for the residential replacement and new construction markets in the United States and Canada. The second reportable segment is Commercial Heating & Cooling, in which LII manufactures and sells rooftop products and related equipment for commercial applications in the United States and Canada and primarily rooftop products, chillers and air handlers in Europe. The third reportable segment is Service Experts, which includes sales, installation, maintenance and repair services for heating, ventilation and air conditioning (“HVAC”) equipment by LII-owned service centers in the United States and Canada. The fourth reportable segment is Refrigeration, which manufactures and sells unit coolers, condensing units and other commercial refrigeration products in the United States and international markets.
          Transactions between segments, such as products sold to Service Experts by the Residential Heating & Cooling segment, are recorded on an arms-length basis using the market price for these products. The eliminations of these intercompany sales and any associated profit are noted in the reconciliation of segment results to the income from continuing operations before income taxes below.
          The Company uses segment profit (loss) as the primary measure of profitability to evaluate operating performance and to allocate capital resources. The Company has changed its definition of segment profit (loss) to include realized gains (losses) on settled futures contracts not designated as cash flow hedges and foreign currency exchange gains (losses). Realized gains (losses) on settled futures contracts not designated as cash flow hedges and foreign currency gains (losses) are a component of (Gains), Losses and Other Expenses, net in the accompanying Consolidated Statements of Operations. As a result of this change, the Company now defines segment profit (loss) as a segment’s income (loss) from continuing operations before income taxes included in the accompanying Consolidated Statements of Operations; excluding (gains), losses and other expenses, net; restructuring charges; goodwill impairment; interest expense, net; and other (income) expense, net; less (plus) realized gains (losses) on settled futures contracts not designated as cash flow hedges and foreign currency exchange gains (losses).
          The Company’s corporate costs include those costs related to corporate functions such as legal, internal audit, treasury, human resources, tax compliance and senior executive staff. Corporate costs also include the long-term share-based incentive awards provided to employees throughout LII. The Company recorded these share-based awards as Corporate costs as they are determined at the discretion of the Board of Directors and based on the historical practice of doing so for internal reporting purposes.
          Net sales and segment profit (loss) by business segment, along with a reconciliation of segment profit (loss) to net earnings (loss) for the three months ended March 31, 2007 and 2006, are shown below (in millions):

	For the
	Three Months Ended
	March 31,
	2007	2006
Net Sales
Residential Heating & Cooling	$361.1	$419.3
Commercial Heating & Cooling	162.7	138.2
Service Experts	143.9	141.0
Refrigeration	141.3	126.5
Eliminations (1)	(17.5)	(16.6)

	$791.5	$808.4

Segment Profit (Loss)
Residential Heating & Cooling	$19.9	$42.2
Commercial Heating & Cooling	8.5	8.1
Service Experts	(3.8)	(6.5)
Refrigeration	12.5	12.1
Corporate and other	(20.6)	(24.6)
Eliminations (1)	(0.1)	0.1

Subtotal that includes segment profit and eliminations	16.4	31.4

Reconciliation to income before income taxes:
(Gains), losses and other expenses, net	(0.7)	(17.1)
Restructuring charges	2.3	6.3
Interest expense, net	0.9	0.6

Less: Realized gains on settled futures contracts not designated as cash flow hedges (2)	0.5	9.1
Plus: Currency exchange loss (2)	(0.3)	(1.0)

	$13.7	$33.5

(1)	Eliminations consist of intercompany sales between business segments, such as products sold to Service Experts by the Residential Heating & Cooling segment.

(2)	Realized gains (losses) on settled futures contracts not designated as cash flow hedges and foreign currency gains (losses) are a component of (Gains), Losses and Other Expenses, net in the accompanying Consolidated Statements of Operations.
          Total assets by business segment as of March 31, 2007 and December 31, 2006 are shown below (in millions). The assets in the Corporate segment are primarily comprised of cash, deferred tax assets, and investments in consolidated subsidiaries. Assets recorded in the operating segments represent those assets directly associated with those segments.

	As of	As of
	March 31,	December 31,
	2007	2006
Total Assets
Residential Heating & Cooling	$654.1	$587.0
Commercial Heating & Cooling	301.1	285.7
Service Experts	186.1	183.4
Refrigeration	363.4	344.3
Corporate and other	289.0	328.7
Eliminations (1)	(12.0)	(9.3)

Segment Assets	$1,781.7	$1,719.8

(1)	Eliminations consist of net intercompany receivables and intercompany profit included in inventory from products sold between business segments, such as products sold to Service Experts by the Residential Heating & Cooling segment.
17. Related Party Transactions:
          Thomas W. Booth, Stephen R. Booth and John W. Norris, III, each a member of the Company’s Board of Directors, John W. Norris, Jr., LII’s former Chairman of the Board, other former directors of the Company, and Lynn B. Storey, the mother of Jeffrey D. Storey, M.D., a director of the Company, as well as other stockholders of the Company who may be immediate family members of the foregoing persons, are, individually or through trust arrangements, members of A.O.C. Corporation (“AOC”). As previously announced, on March 16, 2007, LII entered into an agreement with AOC to issue up to 2,239,589 shares of LII common stock in exchange for 2,695,770 shares of LII common stock owned by AOC. As soon as practicable following the issuance and exchange of LII common stock, AOC will distribute the newly acquired shares of LII common stock pro rata to its shareholders. The issuance, exchange and liquidating distribution are referred to herein as the “AOC Restructuring.” The effect of the AOC Restructuring would be to reduce the number of outstanding shares of LII common stock by 456,181 shares at minimal cost to LII.
          Consummation of the AOC Restructuring is subject to the satisfaction of certain conditions, including (1) receipt of a private letter ruling from the IRS that the transaction would qualify as a tax-free reorganization, (2) approval for listing on the New York Stock Exchange of the shares of LII common stock to be issued in the AOC Restructuring, (3) approval by the holders of at least two-thirds of the outstanding AOC stock entitled to vote thereon, (4) approval by a majority of the votes cast by LII’s stockholders (provided that the total votes cast in respect of the proposal represent more than 50% of all of LII’s outstanding common stock entitled to vote thereon) and (5) execution of a registration rights agreement that would provide certain piggy back registration rights to the AOC shareholders.
          There are no special benefits provided for any of the related persons described above under the AOC Restructuring. Each related person’s participation in the AOC Restructuring arises out of his or her ownership of common stock of AOC and will be on the same basis as all other shareholders of AOC. As of March 31, 2007, the AOC Restructuring had not closed.
          Thomas W. Booth, Stephen R. Booth and John W. Norris, III, each a member of the Company’s Board of Directors, John W. Norris, Jr., LII’s former Chairman of the Board, other former directors of the Company, and Lynn B. Storey, the mother of Jeffrey D. Storey, M.D., a director of the Company, as well as other stockholders of the Company who may be immediate family members of the foregoing persons, are also, individually or through trust arrangements, members of AOC Land Investment, L.L.C. (“AOC Land”). AOC Land owned 70% of AOC Development II, L.L.C. (“AOC Development”), which owned substantially all of One Lake Park, L.L.C. (“One Lake Park”) prior to the dissolution of AOC Development and One Lake Park in the second half of 2006. Beginning in 1998, the Company leased part of an office building in Richardson, Texas owned by One Lake Park for use as its corporate headquarters. LII terminated these leases in June 2006. Lease payments for the first three months of 2006 totaled approximately $0.6 million. LII believes that the terms of its leases with One Lake Park were, at the time entered into, comparable to terms that could have been obtained from unaffiliated third parties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Information
          This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on information currently available to management as well as management’s assumptions and beliefs. All statements, other than statements of historical fact, included in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements identified by the words “may,” “will,” “should,” “plan,” “predict,” “anticipate,” “believe,” “intend,” “estimate” and “expect” and similar expressions. Such statements reflect our current views with respect to future events, based on what we believe are reasonable assumptions; however, such statements are subject to certain risks and uncertainties. In addition to the specific uncertainties discussed elsewhere in this Quarterly Report on Form 10-Q, the risk factors set forth in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, and those set forth in Part II, “Item 1A. Risk Factors” of this report, if any, may affect our performance and results of operations. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those in the forward-looking statements. We disclaim any intention or obligation to update or review any forward-looking statements or information, whether as a result of new information, future events or otherwise.
Overview
          We participate in four reportable business segments of the heating, ventilation, air conditioning and refrigeration (“HVACR”) industry. The first reportable segment is Residential Heating & Cooling, in which we manufacture and market a full line of heating, air conditioning and hearth products for the residential replacement and new construction markets in the United States and Canada. The second reportable segment is Commercial Heating & Cooling, in which we primarily manufacture and sell rooftop products and related equipment for light commercial applications in the United States and Canada and primarily rooftop products, chillers and air handlers in Europe. The third reportable segment is Service Experts, which includes sales, installation, maintenance and repair services for heating, ventilation and air conditioning (“HVAC”) equipment in the United States and Canada. The fourth reportable segment is Refrigeration, in which we manufacture and sell unit coolers, condensing units and other commercial refrigeration products in the United States and international markets.
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
          The principal elements of cost of goods sold in our manufacturing operations are components, raw materials, factory overhead, labor and estimated costs of warranty expense. In our Service Experts segment, the principal components of cost of goods sold are equipment, parts and supplies and labor. The principal raw materials used in our manufacturing processes are steel, copper and aluminum. Higher prices for these commodities and related components continue to present a challenge to us and the HVACR industry in general. We partially mitigate the impact of higher commodity prices through a combination of price increases, commodity contracts, improved production efficiency and cost reduction initiatives.
          Our fiscal year ends on December 31 and our interim fiscal quarters are each comprised of 13 weeks. For convenience, throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the 13-week periods comprising each fiscal quarter are denoted by the last day of the calendar quarter.

Results of Operations
Overview of Results
•	Consolidated net sales for the first quarter of 2007 decreased 2.1% as compared to the first quarter of 2006 primarily attributable to decreased sales of domestic residential heating, air conditioning and hearth products due to the continued downturn in residential new construction. Commercial Heating & Cooling, Service Experts, and Refrigeration all recorded sales increases for the first quarter of 2007 as compared to the first quarter of 2006.

•	Operational income for the first quarter of 2007 was $14.6 million as compared to $34.1 million for the first quarter of 2006 as our net sales decreased 2.1% and we recorded lower gains on future contracts. In the first three months of 2007, we designated certain future contracts as cash flow hedges, thereby reducing the amount of gains recognized during the quarter as compared to 2006.

•	Net income for the first quarter of 2007 decreased to $8.6 million from $21.0 million in 2006 primarily due to reduced sales and lower operating income.

•	On March 19, 2007 we announced that Todd M. Bluedorn was appointed Chief Executive Officer and elected to our Board of Directors, effective April 2, 2007. Mr. Bluedorn succeeded Robert E. Schjerven, who has served as our Chief Executive Officer since 2001 and held multiple leadership positions since 1986. Mr. Schjerven resigned from our Board of Directors effective April 2, 2007 but will continue to serve as our Chief Executive Officer Emeritus through June 30, 2007, at which point he will retire.
          The following table presents certain information concerning our financial results, including information presented as a percentage of net sales for the three months ended March 31, 2007 and 2006 (dollars in millions):

	For the Three Months Ended March 31,
	2007		2006
	Dollars	Percent	Dollars	Percent
Net sales	$791.5	100.0%	$808.4	100.0%
Cost of goods sold	586.9	74.2	599.3	74.1

Gross profit	204.6	25.8	209.1	25.9
Selling, general and administrative expenses	191.1	24.1	187.9	23.2
(Gains), losses and other expenses, net	(0.7)	(0.1)	(17.1)	(2.1)
Restructuring charges	2.3	0.3	6.3	0.8
Equity in earnings of unconsolidated affiliates	(2.7)	(0.3)	(2.1)	(0.2)

Operational income	$14.6	1.8%	$34.1	4.2%

Net income	$8.6	1.1%	$21.0	2.6%

          The following table sets forth net sales by geographic market (dollars in millions):

	For the Three Months Ended March 31,
	2007		2006
	Dollars	Percent	Dollars	Percent
Geographic Market:
U.S	$589.9	74.5%	$637.4	78.9%
Canada	65.1	8.2	59.1	7.3
International	136.5	17.3	111.9	13.8

Total net sales	$791.5	100.0%	$808.4	100.0%

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006 – Consolidated Results
Net Sales
          Net sales decreased $16.9 million, or 2.1%, to $791.5 million for the three months ended March 31, 2007 from $808.4 million for the three months ended March 31, 2006. The decrease in net sales was primarily driven by lower sales in our Residential Heating & Cooling segment due to the continued downturn in residential new construction. In the first three months of 2006, our Residential Heating & Cooling segment experienced strong sales of HVAC equipment largely due to above average demand as our customers purchased remaining 10 to 12 seasonal energy efficiency rating, or “SEER,” residential central air conditioning products or purchased new residential central air conditioning products meeting the minimum 13 SEER standard under the National Appliance Energy Conservation Act of 1987, as amended (“NAECA”), which was effective as of January 23, 2006. The decrease in our Residential Heating & Cooling segment is partially offset by an increase in sales in our other segments. The favorable impact of foreign currency translation increased net sales by $8.8 million.

Gross Profit
          Gross profit was $204.6 million for the three months ended March 31, 2007 compared to $209.1 million for the three months ended March 31, 2006, a decrease of $4.5 million. Gross profit margin remained relatively flat at 25.8% for the three months ended March 31, 2007 compared to 25.9% in 2006 as our price increases were offset by increases in commodity and component costs.
Selling, General and Administrative Expenses
          Selling, general and administrative (“SG&A”) expenses increased $3.2 million, or 1.7%, in 2007. Higher SG&A costs are attributable to increased salaries and benefits and an increase in depreciation of IT assets. These increases were partially offset by a decrease in professional fees. As a percentage of total net sales, SG&A expenses increased to 24.1% for the three months ended March 31, 2007 from 23.2% for the three months ended March 31, 2006.
(Gains), Losses and Other Expenses, Net
          (Gains), losses and other expenses, net were $(0.7) million for the three months ended March 31, 2007 and $(17.1) million for the three months ended March 31, 2006 and included the following (in millions):

	For the Three Months Ended
	March 31,
	2007	2006
Realized (gains) on settled future contracts not designated as cash flow hedges	$(0.5)	$(9.1)
Unrealized (gains) on unsettled future contracts not designated as cash flow hedges	(0.3)	(9.1)
Ineffective portion of (gains) on cash flow hedges	(0.2)	—
Other items, net	0.3	1.1

(Gains), losses and other expenses, net	$(0.7)	$(17.1)

          Realized and unrealized gains on settled future contracts not designated as cash flow hedges decreased as we had fewer future contracts not designated as cash flow hedges in the first three months of 2007 compared to the same period in 2006. Beginning in the fourth quarter of 2006, futures contracts entered into that met established accounting criteria were formally designated as cash flow hedges. Additional decreases are due to differences in commodity markets for the three months ended March 31, 2007 as compared to the same period in 2006. For more information see Note 14 in the Notes to our Consolidated Financial Statements.
Restructuring Charges
          Restructuring charges decreased by $4.0 million to $2.3 million for the three months ended March 31, 2007 from $6.3 million for the three months ended March 31, 2006. Restructuring charges incurred in 2007 and in 2006 primarily relate to the consolidation of our manufacturing, distribution, research and development and administrative operations of our two-step operations into South Carolina and closing of our current operations in Bellevue, Ohio. The restructuring of these operations was substantially complete as of March 31, 2007.
Equity in Earnings of Unconsolidated Affiliates
          Investments in affiliates in which the Company does not exercise control and has a 20% or more voting interest are accounted for using the equity method of accounting. Equity in earnings of unconsolidated affiliates increased by $0.6 million to $2.7 million for the three months ended March 31, 2007 as compared to $2.1 million in 2006. The increase is due to the performance of our unconsolidated affiliates.
Interest Expense, net
          Interest expense, net, increased $0.3 million to $0.9 million for the three months ended March 31, 2007 from $0.6 million for the three months ended March 31, 2006. The higher net interest expense was due primarily to a decrease in interest income earned during the quarter ended March 31, 2007 as the average amount invested over the three months was less than that in the same period in 2006.

Provision for Income Taxes
          The provision for income taxes was $5.1 million for the three months ended March 31, 2007 compared to $12.5 million for the three months ended March 31, 2006. The effective tax rate was 37.2% and 37.3% for the three months ended March 31, 2007 and March 31, 2006, respectively. Our effective rates differ from the statutory federal rate of 35% for certain items, such as state and local taxes, non-deductible expenses, foreign operating losses for which no tax benefits have been recognized and foreign taxes at rates other than 35%.
Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006 – Results by Segment
          The key performance indicators of our segments’ profitability are net sales and operational profit. We define segment profit (loss) as a segment’s income (loss) from continuing operations before income taxes included in the accompanying Consolidated Statements of Operations; excluding (gains), losses and other expenses, net; restructuring charge; goodwill impairment; interest expense, net; and other (income) expense, net; less (plus) realized gains (losses) on settled futures contracts not designated as cash flow hedges and foreign currency exchange gains (losses).
Residential Heating & Cooling
          The following table details our Residential Heating & Cooling segment’s net sales and profit for the three months ended March 31, 2007 and 2006 (dollars in millions):

	Three Months Ended
	March 31,
	2007	2006	Difference	% Change
Net sales	$361.1	$419.3	$(58.2)	(13.9)%
Profit	19.9	42.2	(22.3)	(52.8)
% of net sales	5.5%	10.1%
          Net sales in our Residential Heating & Cooling business segment decreased $58.2 million, or 13.9%, to $361.1 million for the three months ended March 31, 2007 from $419.3 million for the three months ended March 31, 2006. The decrease in net sales is primarily due to a decrease in unit volumes. Net sales generally decreased across the residential HVAC industry due to depressed residential new construction demand and unfavorable weather conditions. Additionally, in the first three months of 2006 the residential HVAC industry experienced strong sales of equipment largely due to above average demand as customers purchased remaining 10 to 12 SEER residential central air conditioning products or purchased new residential central air conditioning products meeting the minimum 13 SEER standard. We do not believe that we experienced as significant of a decrease as compared to the residential HVAC industry. The decrease in net sales attributable to volumes was partially offset by an increase in sales from price and favorable product mix changes.
          Segment profit in Residential Heating & Cooling decreased 52.8% to $19.9 million for 2007 from $42.2 million in 2006. The decrease in segment profit is primarily due to a decrease in volumes partially offset by an increase in sales from price and product mix changes. Additionally, we recorded higher warranty expenses due to the increased component costs for replacement parts. Segment profit margins declined from 10.1% in 2006 to 5.5% in 2007. The decrease in segment profit margins was due to an increase in commodity and component costs as well as essentially flat operating expenses on lower revenue.
Commercial Heating & Cooling
          The following table details our Commercial Heating & Cooling segment’s net sales and profit for the three months ended March 31, 2007 and 2006 (dollars in millions):

	Three Months Ended
	March 31,
	2007	2006	Difference	% Change
Net sales	$162.7	$138.2	$24.5	17.7%
Profit	8.5	8.1	0.4	4.9
% of net sales	5.2%	5.9%

          Net sales in our Commercial Heating & Cooling segment increased $24.5 million, or 17.7%, to $162.7 million for the three months ended March 31, 2007 from $138.2 million for the three months ended March 31, 2006. The increase in net sales was due primarily to increased volumes in our European operations combined with pricing increases in our domestic operations. The increase in volumes in Europe is due to growth of two-step distribution sales and increased market growth in Central and Eastern Europe. In addition, we increased our prices to commercial HVAC customers beginning in the second quarter of 2006 to cover rising commodity and component costs.
          Segment profit in Commercial Heating & Cooling increased 4.9% to $8.5 million for the three months ended March 31, 2007 from $8.1 million for the three months ended March 31, 2006. As a percentage of net sales, segment profit decreased from 5.9% in 2006 to 5.2% in 2007. The decline in margins is primarily due to higher component costs resulting from increased commodity prices and changes in our production mix.
Service Experts
          The following table details our Service Experts segment’s net sales and loss for the three months ended March 31, 2007 and 2006 (dollars in millions):

	Three Months Ended
	March 31,
	2007	2006	Difference	% Change
Net sales	$143.9	$141.0	$2.9	2.1%
(Loss)	(3.8)	(6.5)	2.7	41.5
% of net sales	(2.6)%	(4.6)%
          Net sales in our Service Experts segment increased $2.9 million, or 2.1%, to $143.9 million for the three months ended March 31, 2007 from $141.0 million for the three months ended March 31, 2006. Increases in volumes for residential service and replacements offset a decrease in sales caused by the decline in residential new construction. Commercial service and replacement volumes decreased slightly but were partially offset by increases in commercial new construction volumes.
          Segment loss in Service Experts decreased $2.7 million to $(3.8) million for 2007 from $(6.5) million in 2006. The improvement in our margins is primarily driven by a change in product and service mix as an increased percentage of our sales was from higher margin service and replacement business.
Refrigeration
          The following table details our Refrigeration segment’s net sales and profit for the three months ended March 31, 2007 and 2006 (dollars in millions):

	Three Months Ended
	March 31,
	2007	2006	Difference	% Change
Net sales	$141.3	$126.5	$14.8	11.7%
Profit	12.5	12.1	0.4	3.3
% of net sales	8.8%	9.6%
          Net sales in our Refrigeration segment increased $14.8 million, or 11.7%, to $141.3 million in 2007 from $126.5 million in 2006. The increase in sales was due to strong performance across the segment, led by increased sales in our European operations. Net sales in Europe increased primarily due to increased volumes from strengthening market conditions and market share gains coupled with increased prices. The favorable impact of foreign currency translation increased net sales by $5.8 million.
          Segment profit in Refrigeration increased $0.4 million to $12.5 million for the three months ended March 31, 2007 from $12.1 million for the three months ended March 31, 2006. Segment profit margins decreased to 8.8% in 2007 from 9.6% in 2006. The decrease in margins is due to a change in the product mix and geographic mix of our sales as we generated more sales in foreign markets which have lower margins. In addition, our SG&A expenses increased due to costs associated with expanding our international operations, including our strategic growth initiatives in Asia.
Corporate and Other
          Corporate and other costs decreased from $24.6 million in 2006 to $20.6 million in 2007. The decrease in costs is primarily due to a reduction in professional fees as well as lower long-term incentive plan expenses for our executive management.
Liquidity and Capital Resources
          Our working capital and capital expenditure requirements are generally met through internally generated funds, bank lines of credit and a revolving period asset securitization arrangement. Working capital needs are generally greater in the first and second quarter due to the seasonal nature of our business cycle.
          As of March 31, 2007, our debt-to-total-capital ratio was 15%, up from 13% as of March 31, 2006, primarily due to an increase of $21.6 million in our outstanding debt balances. The higher debt balance is primarily attributable to increased borrowings related to the use of cash from operations and the repurchase of approximately 6.1 million shares for $163.1 million under the stock repurchase program adopted by the Board of Directors in September 2005 (the “2005 Stock Repurchase Program”) since March 31, 2006.
          The following table summarizes our cash activity for the three months ended March 31, 2007 and 2006 (in millions):

	Three Months Ended
	March 31,
	2007	2006
Net cash used in operating activities	$(75.1)	$(50.3)
Net cash used in investing activities	(9.8)	(18.4)
Net cash provided by (used in) financing activities	33.1	(5.3)
Net Cash Used in Operating Activities
          During the first three months of 2007, cash used in operating activities was $75.1 million compared to $50.3 million in 2006. The increase in cash used in operations is primarily due to the timing of payment for income taxes. Our 2005 federal tax liability was paid in its entirety during 2005. A portion of our 2006 federal tax liability was deferred and paid in the first three months of 2007. Our cash used in operating activities is also higher due to lower net income for the three months ended March 31, 2007 as compared to the same period in 2006. In addition, the higher use of cash was due to increased cash payments for restructuring activities in 2007. These changes were partially offset by a larger increase in accounts payable during 2007 as compared to 2006.
Net Cash Used in Investing Activities
          Net cash used in investing activities was $9.8 million for the first three months of 2007 compared to $18.4 million in 2006. Capital expenditures of $9.9 million and $14.9 million in 2007 and 2006, respectively, were primarily for purchases of production equipment in the manufacturing plants in our Residential Heating & Cooling and Commercial Heating & Cooling segments.
Net Cash Provided by (Used in) Financing Activities
          During the first three months of 2007, net cash provided by financing activities was $33.1 million compared to $5.3 million used in 2006. We paid a total of $8.7 million in dividends on our common stock in the three months ended March 31, 2007 as compared to $7.8 million in 2006. The increase in cash dividends paid was attributable to an increase in the quarterly cash dividend from $0.11 to $0.13 per share of common stock, effective as of the dividend paid on January 12, 2007. Net short-term and revolving long-term borrowings totaled approximately $35.3 million in the first three months of 2007 as compared to $2.3 million for the same period in 2006. The increase in net borrowings is primarily due to the repurchase of shares under the 2005 Stock Repurchase Program, coupled with the seasonality of our working capital needs. During the three months ended March 31, 2007, we used approximately $14.4 million to repurchase 408,000 shares of our common stock under the 2005 Stock Repurchase Program.

          As of March 31, 2007, we had outstanding long-term debt obligations totaling $143.7 million. The amount outstanding consisted primarily of outstanding domestic promissory notes with an aggregate principal outstanding of $107.2 million. The promissory notes mature at various dates through 2010 and have interest rates ranging from 6.73% to 8.00%.
          We have bank lines of credit aggregating $434.9 million, of which $36.3 million was borrowed and outstanding and $92.3 million was committed to standby letters of credit as of March 31, 2007. Of the remaining $306.3 million, the entire amount was available for future borrowings after consideration of covenant limitations. Included in the lines of credit are several regional facilities and a multi-currency facility governed by agreements between us and a syndicate of banks. The revolving credit facility, which matures in July 2010, has a borrowing capacity of $400 million. The facility contains certain financial covenants and bears interest at a rate equal to, at our option, either (a) the greater of the bank’s prime rate or the federal funds rate plus 0.5% or (b) the London Interbank Offered Rate plus a margin equal to 0.475% to 1.20% depending upon the ratio of total funded debt-to-adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”), as defined in the facility. We pay a facility fee, depending upon the ratio of total funded debt to Adjusted EBITDA, equal to 0.15% to 0.30% of the capacity. The facility includes restrictive covenants that limit our ability to incur additional indebtedness, encumber our assets, sell our assets and make certain payments, including amounts for share repurchases and dividends. Our facility and promissory notes are guaranteed by our material subsidiaries.
          As of March 31, 2007, $16.2 million of cash and cash equivalents were restricted primarily due to routine lockbox collections and letters of credit issued with respect to the operations of our captive insurance subsidiary, which expire on December 31, 2007. These letter of credit restrictions can be transferred to our revolving lines of credit as needed.
          Our domestic revolving and term loans contain certain financial covenant restrictions. As of March 31, 2007, we believe we were in compliance with all covenant requirements. We periodically review our capital structure, including our primary bank facility, to ensure that it has adequate liquidity. We believe that cash flow from operations, as well as available borrowings under our revolving credit facility and other sources of funding, will be sufficient to fund our operations for the foreseeable future.
Off-Balance Sheet Arrangements
          In addition to the revolving and term loans described above, we utilize the following financing arrangements in the course of funding our operations:
•	Trade accounts receivable are sold on a non-recourse basis to third parties. The sales are reported as a reduction of Accounts and Notes Receivable, Net in the Consolidated Balance Sheets. As of March 31, 2007 and December 31, 2006, respectively, we had not sold any of such accounts receivable. If receivables are sold, the related discount from face value is included in Selling, General and Administrative Expense in the Consolidated Statements of Operations.

•	We also lease real estate and machinery and equipment pursuant to leases that, in accordance with Generally Accepted Accounting Principles (“GAAP”), are not capitalized on the balance sheet, including high-turnover equipment such as autos and service vehicles and short-lived equipment such as personal computers.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
          Our results of operations can be affected by changes in exchange rates. Net sales and expenses in foreign currencies are translated into United States dollars for financial reporting purposes based on the average exchange rate for the period. Net sales from outside the United States represented 25.5% and 21.1% of total net sales for the three months ended March 31, 2007 and 2006, respectively. Historically, foreign currency transaction gains (losses) have not had a material effect on our overall operations. The impact of a 10% change in exchange rates on income from operations is estimated to be approximately $5.6 million on an annual basis.
          We enter into commodity futures contracts to stabilize prices expected to be paid for raw materials and parts containing high copper and aluminum content. These contracts are for quantities equal to or less than quantities expected to be consumed in future production. As of March 31, 2007, we had metal futures contracts maturing at various dates through June 2008 with a fair value as an asset of $9.3 million. The impact of a 10% change in commodity prices would have a significant impact on our results from operations on an annual basis, absent any other contravening actions.
          Our results of operations can be affected by changes in interest rates due to variable rates of interest on our revolving credit facilities. A 10% change in interest rates would not be material to our results of operations.
Item 4. Controls and Procedures.
     Disclosure Controls and Procedures
          We carried out an evaluation, under the supervision and with the participation of our current management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2007 in alerting them in a timely manner to material information required to be disclosed by us in the reports we filed or submitted to the Securities and Exchange Commission under the Securities Exchange Act of 1934.
     Changes in Internal Control Over Financial Reporting
          During the quarter ended March 31, 2007, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
          There have been no significant changes concerning our legal proceedings since December 31, 2006. See Note 15 in the Notes to the Consolidated Financial Statements set forth in Part I, Item 1, of this Quarterly Report on Form 10-Q for additional discussion regarding legal proceedings.
Item 1A. Risk Factors.
          In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or results of operations. There have been no material changes in our risk factors from those disclosed in our 2006 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES (1)

			Total Number of	Maximum Number
			Shares Purchased	of Shares that may
	Total Number	Average Price Paid	as Part of Publicly	yet be Purchased
	of Shares	per Share	Announced Plans	Under the Plans or
Period	Purchased (2)	(including fees) (2)	or Programs (1)	Programs (1)
January 1 through January 31	495	$29.76	—	3,642,959

February 1 through February 28	337,932	$35.45	306,000	3,336,959

March 1 through March 31 (3)	131,639	$33.96	102,000	3,234,959

Total	470,066	$35.02	408,000	3,234,959

(1)	On September 19, 2005, we announced that the Board of Directors authorized a stock repurchase program, pursuant to which we may repurchase up to 10,000,000 shares of our common stock, from time to time, through open market-purchases (the “2005 Stock Repurchase Program”). Prior to January 1, 2007, we had repurchased 6,357,041 shares of common stock under the 2005 Stock Repurchase Program.

(2)	In addition to purchases under the 2005 Stock Repurchase Program, this column reflects the surrender to us of 62,066 shares of common stock to satisfy tax withholding obligations in connection with the exercise of stock appreciation rights and the payout of shares of our common stock pursuant to vested performance share awards.

(3)	All purchases made by us under the 2005 Stock Repurchase Program during March 2007 were settled in March 2007 but traded in February 2007.
Item 6. Exhibits

3.1	—	Restated Certificate of Incorporation of the Lennox International Inc. (“LII”) (filed as Exhibit 3.1 to LII’s Registration Statement on Form S-1 (Registration Statement No. 333-75725) filed on April 6, 1999 and incorporated herein by reference).

3.2	—	Amended and Restated Bylaws of LII (filed as Exhibit 3.2 to LII’s Current Report on Form 8-K filed on February 28, 2005 and incorporated herein by reference).

4.1	—	Specimen Stock Certificate for the Common Stock, par value $.01 per share, of LII (filed as Exhibit 4.1 to LII’s Amendment to Registration Statement on Form S-1/A (Registration No. 333-75725) filed on June 16, 1999 and incorporated herein by reference).

4.2	—	Rights Agreement, dated as of July 27, 2000, between LII and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, which includes as Exhibit A the form of Certificate of Designations of Series A Junior Participating Preferred Stock setting forth the terms of the Preferred Stock, as Exhibit B the form of Rights Certificate and as Exhibit C the Summary of Rights to Purchase Preferred Stock (filed as Exhibit 4.1 to LII’s Current Report on Form 8-K filed on July 28, 2000 and incorporated herein by reference).

LII is a party to several debt instruments under which the total amount of securities authorized under any such instrument does not exceed 10% of the total assets of LII and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, LII agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.

10.1		Agreement and Plan of Reorganization, dated March 16, 2007, between Lennox International Inc. and A.O.C. Corporation (filed as Exhibit 10.1 to LII’s Current Report on Form 8-K filed on March 21, 2007 and incorporated herein by reference).

31.1	—	Certification of the principal executive officer (filed herewith).

31.2	—	Certification of the principal financial officer (filed herewith).

32.1	—	Certification of the principal executive officer and the principal financial officer of the Company pursuant to 18 U.S.C. Section 1350 (filed herewith).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LENNOX INTERNATIONAL INC.
Date: April 27, 2007	/s/ Susan K. Carter
Susan K. Carter
Chief Financial Officer (on behalf of registrant and as principal financial officer)