Form 10-Q
period 2007-06-30
LENNOX INTERNATIONAL INC
filed 2007-08-01
CIK 1069202

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☐       No ☑
     As of July 24, 2007, the number of shares outstanding of the registrant’s common stock, par value $.01 per share, was 67,677,802.

LENNOX INTERNATIONAL INC.
FORM 10-Q
For the Three and Six Months Ended June 30, 2007

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of June 30, 2007 and December 31, 2006
(In millions, except share and per share data)

	June 30,	December 31,
	2007	2006
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$120.1	$144.3
Short-term investments	23.9	—
Accounts and notes receivable, net	637.2	502.6
Inventories, net	377.9	305.5
Deferred income taxes	20.2	22.2
Other assets	52.4	43.8

Total current assets	1,231.7	1,018.4
PROPERTY, PLANT AND EQUIPMENT, net	294.7	288.2
GOODWILL, net	252.3	239.8
DEFERRED INCOME TAXES	105.8	104.3
OTHER ASSETS	76.3	69.1

TOTAL ASSETS	$1,960.8	$1,719.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$5.0	$1.0
Current maturities of long-term debt	11.3	11.4
Accounts payable	381.0	278.6
Accrued expenses	314.5	326.3
Income taxes payable	15.2	33.8

Total current liabilities	727.0	651.1
LONG-TERM DEBT	161.8	96.8
POSTRETIREMENT BENEFITS, OTHER THAN PENSIONS	12.3	12.9
PENSIONS	51.3	49.6
OTHER LIABILITIES	117.2	105.0

Total liabilities	1,069.6	915.4

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 200,000,000 shares authorized, 78,797,443 shares and 76,974,791 shares issued for 2007 and 2006, respectively	0.8	0.8
Additional paid-in capital	747.7	706.6
Retained earnings	365.0	312.5
Accumulated other comprehensive income (loss)	33.7	(5.1)
Treasury stock, at cost, 11,142,647 shares and 9,818,904 for 2007 and 2006, respectively	(256.0)	(210.4)

Total stockholders’ equity	891.2	804.4

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,960.8	$1,719.8

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Six Months Ended June 30, 2007 and 2006
(Unaudited, in millions, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
NET SALES	$1,041.8	$1,012.9	$1,833.3	$1,821.4
COST OF GOODS SOLD	752.7	742.6	1,339.6	1,342.0

Gross profit	289.1	270.3	493.7	479.4
OPERATING EXPENSES:
Selling, general and administrative expenses	197.3	201.2	388.4	389.1
(Gains), losses and other expenses, net	(3.3)	(27.2)	(4.0)	(44.3)
Restructuring charges	7.6	2.3	9.9	8.6
Equity in earnings of unconsolidated affiliates	(3.5)	(2.9)	(6.2)	(5.0)

Operational income	91.0	96.9	105.6	131.0
INTEREST EXPENSE, net	2.0	1.8	2.9	2.4
OTHER EXPENSE (INCOME), NET	0.1	—	0.1	—

Income before income taxes	88.9	95.1	102.6	128.6
PROVISION FOR INCOME TAXES	28.6	26.8	33.7	39.3

Net income	$60.3	$68.3	$68.9	$89.3

NET INCOME PER SHARE:
Basic	$0.89	$0.96	$1.02	$1.25
Diluted	$0.85	$0.91	$0.97	$1.18

AVERAGE SHARES OUTSTANDING:
Basic	68.0	71.5	67.7	71.4
Diluted	71.2	75.2	71.1	75.4

CASH DIVIDENDS DECLARED PER SHARE	$0.13	$0.11	$0.26	$0.22
The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2007 (unaudited) and the Year Ended December 31, 2006
(In millions, except per share data)

	Common Stock		Additional		Accumulated Other	Treasury	Total
	Issued		Paid-In	Retained	Comprehensive	Stock	Stockholders’	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	at Cost	Equity	Income (Loss)
BALANCE AT DECEMBER 31, 2005	74.7	$0.7	$649.3	$191.0	$0.4	$(47.0)	$794.4
Impact of adjustments recorded under provisions of SAB No. 108	—	—	—	(12.4)	—	—	(12.4)

ADJUSTED BALANCE AT JANUARY 1, 2006	74.7	$0.7	$649.3	$178.6	$0.4	$(47.0)	$782.0
Net income	—	—	—	166.0	—	—	166.0	$166.0
Dividends, $0.46 per share	—	—	—	(32.1)	—	—	(32.1)	—
Foreign currency translation adjustments, net	—	—	—	—	20.8	—	20.8	20.8
Minimum pension liability adjustments, net of tax benefit of $2.0	—	—	—	—	4.0	—	4.0	4.0
Stock-based compensation expense	—	—	24.4	—	—	—	24.4	—
Derivatives, net of tax provision of $1.0	—	—	—	—	(1.9)	—	(1.9)	(1.9)
Common stock issued	2.3	0.1	19.7	—	—	—	19.8	—
Treasury stock purchases	—	—	—	—	—	(163.4)	(163.4)	—
Tax benefits of stock compensation	—	—	13.2	—	—	—	13.2	—

Comprehensive income	—	—	—	—	—	—	—	$188.9

Adjustments resulting from adoption of SFAS No. 158, net of tax benefit of $15.0	—	—	—	—	(28.4)	—	(28.4)

BALANCE AT DECEMBER 31, 2006	77.0	$0.8	$706.6	$312.5	$(5.1)	$(210.4)	$804.4

Impact of adoption of FIN No. 48	—	—	—	1.2	—	—	1.2

ADJUSTED BALANCE AT JANUARY 1, 2007	77.0	$0.8	$706.6	$313.7	$(5.1)	$(210.4)	$805.6
Net income	—	—	—	68.9	—	—	68.9	$68.9
Dividends, $0.26 per share	—	—	—	(17.6)	—	—	(17.6)	—
Foreign currency translation adjustments, net	—	—	—	—	30.8	—	30.8	30.8
Stock-based compensation expense	—	—	13.3	—	—	—	13.3	—
Reversal of additional paid-in capital on previously recorded stock-based compensation expense due to the reorganization of LII’s corporate administrative function	—	—	(1.4)	—	—	—	(1.4)	—
Derivatives, net of tax provision of $4.3	—	—	—	—	8.0	—	8.0	8.0
Common stock issued	1.8	—	15.2	—	—	—	15.2	—
Treasury stock purchases	—	—	—	—	—	(45.6)	(45.6)	—
Tax benefits of stock compensation	—	—	14.0	—	—	—	14.0	—

Comprehensive income	—	—	—	—	—	—	—	$107.7

BALANCE AT JUNE 30, 2007	78.8	$0.8	$747.7	$365.0	$33.7	$(256.0)	$891.2

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2007 and 2006
(Unaudited, in millions)

	For the
	Six Months Ended
	June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$68.9	$89.3
Adjustments to reconcile net income to net cash used in operating activities:
Equity in earnings of unconsolidated affiliates	(6.2)	(5.0)
Dividends from affiliates	—	1.2
Restructuring expenses, net of cash paid	4.9	8.6
Unrealized gain on futures contracts	(0.3)	(13.2)
Stock-based compensation expense	13.3	12.8
Depreciation and amortization	23.5	19.4
Capitalized interest	(0.8)	(0.4)
Deferred income taxes	4.1	(12.9)
Other (gains), losses and expenses, net	10.3	3.0
Changes in assets and liabilities, net of effects of acquisitions:
Accounts and notes receivable	(129.0)	(98.0)
Inventories	(72.1)	(99.9)
Other current assets	(8.0)	(2.2)
Accounts payable	105.5	59.7
Accrued expenses	(20.6)	(23.1)
Income taxes payable	(9.5)	22.4
Long-term warranty, deferred income and other liabilities	10.7	3.0

Net cash used in operating activities	(5.3)	(35.3)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the disposal of property, plant and equipment	0.3	0.5
Purchases of property, plant and equipment	(25.0)	(31.4)
Additional investment in affiliates	—	(5.0)
Purchases of short-term investments	(25.7)	—
Proceeds from sales and maturities of short-term investments	1.8	—

Net cash used in investing activities	(48.6)	(35.9)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term borrowings (payments), net	4.0	2.6
Long-term borrowings (payments), net	64.9	12.9
Proceeds from stock option exercises	15.2	14.3
Repurchases of common stock	(45.6)	(58.3)
Excess tax benefits related to share-based payments	12.5	8.5
Cash dividends paid	(26.4)	(23.5)

Net cash provided by (used in) financing activities	24.6	(43.5)

DECREASE IN CASH AND CASH EQUIVALENTS	(29.3)	(114.7)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	5.1	1.3
CASH AND CASH EQUIVALENTS, beginning of period	144.3	213.5

CASH AND CASH EQUIVALENTS, end of period	$120.1	$100.1

Supplementary disclosures of cash flow information:
Cash paid during the period for:
Interest	$5.3	$5.2

Income taxes (net of refunds)	$30.4	$22.5

Non-cash items:
Impact of adjustments recorded under provisions of SAB No. 108	$—	$(12.4)

Impact of adoption of FIN No. 48	$1.2	$—

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. General:
     References in this Quarterly Report on Form 10-Q to “we,” “our”, “us”, “LII” or the “Company” refer to Lennox International Inc. and its subsidiaries, unless the context requires otherwise.
   Basis of Presentation
     The accompanying unaudited Consolidated Balance Sheet as of June 30, 2007, the accompanying unaudited Consolidated Statements of Operations for the three months and six months ended June 30, 2007 and 2006, the accompanying unaudited Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2007 and the accompanying unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2007 and 2006 should be read in conjunction with LII’s audited consolidated financial statements and footnotes as of December 31, 2006 and 2005 and for each year in the three year period ended December 31, 2006. The accompanying unaudited consolidated financial statements of LII have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the accompanying consolidated financial statements contain all material adjustments, consisting principally of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to applicable rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. The operating results for the interim periods are not necessarily indicative of the results that may be expected for a full year.
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
   Recently Adopted Accounting Pronouncements
     Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109 (“FIN No. 48”). FIN No. 48 clarifies the accounting for income taxes by prescribing a minimum threshold that a tax position is required to meet before being recognized in the financial statements. FIN No. 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting for interim periods, disclosure and transition. For more information see Note 10.

2. Accounts and Notes Receivable:
     Accounts and Notes Receivable have been reported in the accompanying Consolidated Balance Sheets net of allowance for doubtful accounts of $18.4 million and $16.7 million as of June 30, 2007 and December 31, 2006, respectively, and net of accounts receivable sold under an ongoing asset securitization arrangement, if any. As of June 30, 2007 and December 31, 2006, no accounts receivable were sold under the Company’s ongoing asset securitization arrangement. Additionally, none of the accounts receivable as reported in the accompanying Consolidated Balance Sheet at June 30, 2007 represent retained interests in securitized receivables that have restricted disposition rights per the terms of the asset securitization agreement and would not be available to satisfy obligations to creditors. The Company has no significant concentration of credit risk within its accounts and notes receivable.
3. Inventories:
     Components of inventories are as follows (in millions):

	As of	As of
	June 30,	December 31,
	2007	2006
Finished goods	$280.8	$223.2
Repair parts	58.5	43.3
Work in process	10.8	8.1
Raw materials	101.7	87.8

	451.8	362.4
Excess of current cost over last-in, first-out cost	(73.9)	(56.9)

Total inventories, net	$377.9	$305.5

4. Goodwill:
     The Company evaluates the impairment of goodwill under the guidance of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets for each of its reporting units. During the first quarter of 2007 and 2006, the Company performed its annual goodwill impairment test and determined that no impairment charge was required.
     The changes in the carrying amount of goodwill for the six months ended June 30, 2007, in total and by segment, are as follows (in millions):

	Balance at		Balance at
Segment	December 31, 2006	Changes (1)	June 30, 2007
Residential Heating & Cooling	$33.9	$(0.3)	$33.6
Commercial Heating & Cooling	30.1	0.8	30.9
Service Experts	97.9	8.0	105.9
Refrigeration	77.9	4.0	81.9

Total	$239.8	$12.5	$252.3

(1)	Relate to changes in foreign currency translation rates.
5. Short-Term Investments:
     As of June 30, 2007 the Company’s captive insurance subsidiary (the “Captive”) held approximately $23.9 million in debt securities, consisting of U.S. Treasury securities, U.S. government agency securities, corporate bonds, commercial paper, and various securitized debt instruments. The Company did not hold these types of investments at December 31, 2006. In accordance with Statement of Financial Accounting Standards No. 115 (as amended), Accounting for Certain Investments in Debt and Equity Securities, the Company classifies these investments as available-for-sale and carries them at amortized cost, which approximates fair value. Any unrealized holding gains and losses are reported in Accumulated Other Comprehensive Income (“AOCI”), net of applicable taxes, until the gain or loss is realized. Unrealized losses included in AOCI in the accompanying Consolidated Balance Sheet as of June 30, 2007 were not material. Realized gains and losses from the sale of securities were also not material for the three months or six months ended June 30, 2007. These instruments are not classified as cash and cash equivalents as their original maturity dates are greater than three months. The maturities of these securities range from July 2007 to February 2011. However, it is the Captive’s intention that these investments be available to support its current operations as needed. Therefore, due to the liquidity of these investments, they are classified as current assets in the accompanying Consolidated Balance Sheets. The Company places its investments only in high credit quality financial instruments and limits the amount invested in any one institution or in any one instrument.
6. Cash, Lines of Credit and Financing Arrangements:
     The following table summarizes our outstanding debt obligations as of June 30, 2007 and the classification in the accompanying Consolidated Balance Sheet (in millions):

	Short-Term	Current	Long-Term
Description of Obligation	Debt	Maturities	Maturities	Total
Domestic promissory notes	$—	$11.1	$96.1	$107.2
Bank lines of credit	5.0	—	65.0	70.0
Other foreign obligations	—	0.2	0.7	0.9

Total Debt	$5.0	$11.3	$161.8	$178.1

     The Company has bank lines of credit aggregating $431.4 million, of which $70.0 million was borrowed and outstanding and $91.0 million was committed to standby letters of credit, at June 30, 2007. Of the remaining $270.4 million, the entire amount was available for future borrowings after consideration of covenant limitations. Included in the lines of credit are several regional facilities and a multi-currency facility governed by agreements between the Company and a syndicate of banks. The revolving credit facility, which matures in July 2010, has a borrowing capacity of $400 million. As of June 30, 2007 and December 31, 2006, the Company has unamortized debt issuance costs of $1.5 million and $1.9 million, respectively, which are included in Other Assets in the accompanying Consolidated Balance Sheets. The facility contains certain financial covenants and bears interest at a rate equal to, at the Company’s option, either (a) the greater of the bank’s prime rate or the federal funds rate plus 0.5%, or (b) the London Interbank Offered Rate plus a margin equal to 0.475% to 1.20%, depending upon the ratio of total funded debt-to-adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”), as defined in the facility. The Company pays a facility fee, depending upon the ratio of total funded debt to Adjusted EBITDA, equal to 0.15% to 0.30% of the capacity. The facility includes restrictive covenants that limit the Company’s ability to incur additional indebtedness, encumber its assets, sell its assets and make certain payments, including amounts for share repurchases and dividends. The Company’s facility and promissory notes are guaranteed by the Company’s material subsidiaries. The facility requires that LII annually and quarterly deliver financial statements, as well as compliance certificates, to the banks within specified time periods.
     As of June 30, 2007 and December 31, 2006, the Company had outstanding domestic promissory notes totaling approximately $107.2 million. The term loans mature at various dates through 2010 and have interest rates ranging from 6.73% to 8.00%. In addition, LII had $0.9 million of obligations outstanding through its foreign subsidiaries as of June 30, 2007.
     LII’s domestic revolving and term loans contain certain financial covenant restrictions. As of June 30, 2007, LII believes it was in compliance with all covenant requirements. LII periodically reviews its capital structure, including its primary bank facility, to ensure that it has adequate liquidity. LII believes that cash flows from operations, as well as available borrowings under its revolving credit facility and other sources of funding will be sufficient to fund its operations for the foreseeable future.
     Under a revolving period asset securitization arrangement, the Company transfers beneficial interests in a portion of its trade accounts receivable to a third party in exchange for cash. The Company’s continued involvement in the transferred assets is limited to servicing. These transfers are accounted for as sales rather than secured borrowings. The fair values assigned to the retained and transferred interests are based primarily on the receivables’ carrying value given the short term to maturity and low credit risk. As of June 30, 2007 and December 31, 2006, the Company had not sold any beneficial interests in accounts receivable.
     The Company has included $19.9 million of restricted cash in cash and cash equivalents in the accompanying unaudited Consolidated Balance Sheet as of June 30, 2007. The restricted cash primarily relates to routine lockbox collections and letters of credit issued with respect to the operations of the Captive, which expire on December 31, 2007.

7. Product Warranties:
     The changes in the carrying amount of the Company’s total product warranty liabilities for the six months ended June 30, 2007 were as follows (in millions):

Total product warranty liability at December 31, 2006	$104.7
Payments made in 2007, net of recoveries	(15.6)
Changes resulting from issuance of new warranties	14.6
Changes in estimates associated with pre-existing warranties	9.6

Total product warranty liability at June 30, 2007	$113.3

     The change in product warranty liability that results from changes in estimates of warranties issued prior to 2007 was primarily due to revaluing warranty reserves based on higher material input costs, adjustments to failure rates for products we no longer manufacture, and changes in foreign currency translation rates. Product warranty liabilities of $31.9 million and $27.2 million are included in Accrued Expenses and $81.4 million and $77.5 million are included in Other Liabilities in the accompanying Consolidated Balance Sheets as of June 30, 2007 and December 31, 2006, respectively.
8. Pension and Postretirement Benefit Plans:
     The components of net periodic benefit cost for the three months and six months ended June 30, 2007 and 2006 were as follows (in millions):

	For the
	Three Months Ended June 30,
	2007	2006	2007	2006
	Pension Benefits		Other Benefits
Service cost	$1.8	$1.8	$0.1	$0.3
Interest cost	3.8	3.8	0.2	0.4
Expected return on plan assets	(4.4)	(4.1)	—	—
Amortization of prior service cost	0.2	0.3	(0.4)	(0.2)
Amortization of net loss	1.2	1.6	0.3	0.2
Settlements or curtailments	—	—	—	—

Total net periodic pension cost	$2.6	$3.4	$0.2	$0.7

	For the
	Six Months Ended June 30,
	2007	2006	2007	2006
	Pension Benefits		Other Benefits
Service cost	$3.5	$3.7	$0.3	$0.6
Interest cost	7.5	7.6	0.4	0.8
Expected return on plan assets	(8.8)	(8.2)	—	—
Amortization of prior service cost	0.5	0.6	(0.8)	(0.3)
Amortization of net loss	2.4	3.1	0.5	0.4
Settlements or curtailments	0.7	1.9	—	—

Total net periodic pension cost	$5.8	$8.7	$0.4	$1.5

9. Stock-Based Compensation:
     The Company’s Amended and Restated 1998 Incentive Plan provides for various long-term incentive awards, which include stock options, performance shares, restricted stock awards and stock appreciation rights. A detailed description of the awards under these plans is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
     The Company accounts for stock-based awards under the provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payment. Compensation expense of $7.1 million and $5.1 million and $13.3 million and $12.8 million was recognized for the three months and the six months ended June 30, 2007 and 2006, respectively, and is included in Selling, General and Administrative Expenses in the accompanying Consolidated

Statements of Operations. Cash flows from the tax benefits of tax deductions in excess of the compensation costs recognized for stock-based awards of $12.5 million and $8.5 million were included in cash flows from financing activities for the six months ended June 30, 2007 and 2006, respectively.
     The following tables summarize certain information concerning the Company’s stock options, stock appreciation rights, performance shares and restricted stock awards as of June 30, 2007 (in millions, except per share data, years, and forfeiture rates):

		Stock
	Stock	Appreciation
	Options	Rights
Shares outstanding	2.6	1.7
Weighted-average exercise price per share outstanding	$14.96	$26.57
Shares exercisable	2.5	0.6
Weighted-average exercise price per exercisable share	$14.80	$20.34
Unrecognized expense	$0.1	$5.0
Expected weighted-average period to be recognized (in years)	0.5	2.1
Weighted-average estimated forfeiture rate	7%	14%

	Performance	Restricted
	Shares	Stock Awards
Nonvested shares	1.2	1.0
Weighted-average grant date fair value per share	$21.72	$25.54
Unrecognized expense	$14.9	$9.3
Expected weighted-average period to be recognized (in years)	2.1	2.0
Weighted-average estimated forfeiture rate	22%	11%
10. Income Taxes:
     As a result of the adoption of FIN No. 48, the Company recognized a $1.2 million decrease in the liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007 retained earnings balance.
     As of January 1, 2007, the Company had approximately $18.9 million in total gross unrecognized tax benefits. Of this amount, $14.4 million (net of federal benefit on state issues) will be recognized through the statement of operations and $3.2 million will be recognized through goodwill. In addition, the Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense in accordance with FIN No. 48. As of January 1, 2007, the Company had recognized $1.2 million (net of federal tax benefits) in interest and penalties.
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
     Since January 1, 2007, Michigan, New York, South Carolina, and West Virginia have enacted legislation effective for tax years beginning on or after January 1, 2007. The Company believes any adjustments will be immaterial.

11. Restructuring Charges:
     Restructuring charges incurred for the three months and six months ended June 30, 2007 and 2006 include the following amounts (in millions):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Reorganization of corporate administrative function	$6.6	$—	$6.6	$—
Facility lease	0.3	—	0.3	—
Allied Air Enterprises consolidation	0.7	2.3	2.9	9.4
Pension settlement (1)	—	—	0.7	—
Gain on sale of land	—	—	—	(0.8)
Other	—	—	(0.6)	—

Total	$7.6	$2.3	$9.9	$8.6

(1)	Amount not reflected in restructuring reserves as this item is related to the Company’s pension obligation.
     The table below provides further analysis of the Company’s restructuring reserves for the six months ended June 30, 2007 (in millions):

			Reversal of
	Balance at	Charged	Prior			Balance at
	December 31,	to	Period	Cash		June 30,
Description of Reserves	2006	Earnings	Charges	Utilization	Other	2007
Severance and related expense	$1.8	$7.1	$—	$(2.2)	$1.4	$8.1
Equipment moves	—	1.0	—	(1.0)	—	—
Recruiting and relocation	—	0.6	—	(0.6)	—	—
Lease termination	1.5	0.3	—	(0.3)	—	1.5
Other	0.8	0.8	(0.6)	(0.9)	—	0.1

Total restructuring reserves	$4.1	$9.8	$(0.6)	$(5.0)	$1.4	$9.7

     In the second quarter of 2007, the Company reorganized its corporate administrative function and eliminated the position of chief administrative officer. In connection with this action, the Company has entered into negotiations with its former chief administrative officer to settle the terms of his employment agreement. While these negotiations continue and the final settlement is unknown, the Company has recorded a liability of approximately $8.0 million as of June 30, 2007, which represents the Company’s current estimate of the amounts to be paid to settle the employment agreement. Restructuring expense of $6.6 million was recorded in the second quarter of 2007, which represents the $8.0 million estimate of the amounts to be paid to settle the employment agreement, net of $1.4 million of previously recorded stock-based compensation expense.
     In the second quarter of 2007, a division of the Company’s Residential Heating & Cooling segment entered into a sub-lease agreement for its idle facility in Burlington, Washington. As a result, the Company recorded a pre-tax restructuring-related charge of approximately $0.3 million to reflect the net present value of the remaining lease payments on the operating lease, net of sublease income on the facility. The operating lease and sub-lease both expire in June 2011.
     In February 2006, Allied Air Enterprises, a division of the Company’s Residential Heating & Cooling segment, announced that it had commenced plans to consolidate its manufacturing, distribution, research & development, and administrative operations of the Company’s two-step Residential Heating & Cooling operations in South Carolina, and close its current operations in Bellevue, Ohio. The consolidation was substantially completed during the first quarter of 2007. The amounts recorded related primarily to severance and benefits and other exit costs incurred, including charges of $1.3 million and $2.2 million of accelerated depreciation recorded in the three months and six months ended June 30, 2006, respectively, related to the reduction in useful lives and disposal of certain long-lived assets.

     A pension settlement loss of approximately $0.7 million is included in the Company’s Residential Heating & Cooling segment’s restructuring expense for the six months ended June 30, 2007. The pension settlement loss related to the Company’s full funding of lump sum pension payments to selected participants in March 2007.
     During the six months ended June 30, 2007, the Company reversed to income approximately $0.6 million of restructuring reserves that had been established in connection with a prior restructuring initiative in the Company’s Residential Heating & Cooling segment in 2001.
     Also included in restructuring expense for the six months ended June 30, 2006 is a gain of $0.8 million related to the sale of a parcel of land. The Company had reduced the carrying value of the land to its then net realizable value in connection with a prior restructuring initiative of its Service Experts operations in 2001.
12. Earnings per Share:
     Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net income by the sum of the weighted-average number of shares and the number of equivalent shares assumed outstanding, if dilutive, under the Company’s stock-based compensation plans. As of June 30, 2007, the Company had 78,797,443 shares issued of which 11,142,647 were held as treasury shares. Diluted earnings per share are computed as follows (in millions, except per share data):

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income	$60.3	$68.3	$68.9	$89.3

Weighted-average shares outstanding — basic	68.0	71.5	67.7	71.4
Effect of diluted securities attributable to share-based payments	3.2	3.7	3.4	4.0

Weighted-average shares outstanding — diluted	71.2	75.2	71.1	75.4

Diluted earnings per share	$0.85	$0.91	$0.97	$1.18

     Options to purchase 99,613 shares of common stock at prices ranging from $35.82 to $49.63 per share and options to purchase 95,423 shares of common stock at prices ranging from $31.95 to $49.63 per share were outstanding for the six months ended June 30, 2007 and 2006, respectively, but were not included in the diluted earnings per share calculation because the assumed exercise of such options would have been anti-dilutive.
13. Comprehensive Income:
     Comprehensive income for the three months and six months ended June 30, 2007 and 2006 was computed as follows (in millions):

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income	$60.3	$68.3	$68.9	$89.3

Foreign currency translation adjustments	23.3	15.2	30.8	15.8
Effective portion of gains on futures contracts designated as cash flow hedges	2.6	—	8.0	—
Minimum pension liability	—	(0.5)	—	(0.5)

Total comprehensive income	$86.2	$83.0	$107.7	$104.6

14. Investments in Affiliates:
     Investments in affiliates in which the Company does not exercise control but has significant influence are accounted for using the equity method of accounting. If the fair value of an investment in an affiliate is below its carrying value and the difference is deemed to be other than temporary, the difference between the fair value and the carrying value is charged to earnings.
     Investments in affiliated companies accounted for under the equity method consist of the following: a common stock ownership interest in Alliance Compressor LLC, a joint venture engaged in the manufacture and sale of compressors; a common stock ownership interest in Frigus-Bohn S.A. de C.V., a Mexican joint venture that produces unit coolers and condensing units; and a common stock ownership interest in Kulthorn Kirby Public Company Limited, a Thailand company engaged in the manufacture of compressors for refrigeration and air conditioning applications.
     The Company recorded $3.5 million and $2.9 million for the three months ended June 30, 2007 and 2006, respectively, and $6.2 million and $5.0 million of equity in the earnings of its unconsolidated affiliates for the six months ended June 30, 2007 and 2006, respectively, and has included these amounts in Equity in Earnings of Unconsolidated Affiliates in the accompanying Consolidated Statements of Operations. The carrying amount of investments in unconsolidated affiliates as of June 30, 2007 and December 31, 2006 is $60.3 million and $52.4 million, respectively, and is included in Long-term Other Assets in the accompanying Consolidated Balance Sheets.
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
     The Company accounts for instruments that qualify as cash flow hedges utilizing Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS No. 133”). Beginning in the fourth quarter of 2006, futures contracts entered into that met established accounting criteria were formally designated as cash flow hedges. For futures contracts that are designated and qualify as cash flow hedges, the Company assesses hedge effectiveness and measures hedge ineffectiveness at least quarterly throughout the designated period. The effective portion of the gain or loss on the futures contracts are recorded, net of applicable taxes, in AOCI, a component of Stockholders’ Equity in the accompanying Consolidated Balance Sheets. When net income is affected by the variability of the underlying cash flow, the applicable offsetting amount of the gain or loss from the futures contracts that is deferred in AOCI is released to net income and is reported as a component of Cost of Goods Sold in the accompanying Consolidated Statements of Operations. During the three months and the six months ended June 30, 2007, $3.0 million and $1.4 million in losses, respectively, were reclassified from AOCI to net income. Changes in the fair value of futures contracts that do not effectively offset changes in the fair value of the underlying hedged item throughout the designated hedge period (“ineffectiveness”) are recorded in net income each period and are reported in (Gains), Losses, and Other Expenses, net in the accompanying Consolidated Statements of Operations. Gains recognized in net income representing hedge ineffectiveness were not material for the three months or the six months ended June 30, 2007.
     The Company may enter into instruments that economically hedge certain of its risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting under SFAS No. 133 to such instruments. In these cases, there exists a natural hedging relationship in which changes in the fair value of the instruments act as an economic offset to changes in the fair value of the underlying item(s). Changes in the fair value of instruments not designated as cash flow hedges are recorded in net income throughout the term of the derivative instrument and are reported in (Gains), Losses, and Other Expenses, net in the accompanying Consolidated Statements of Operations. For the three months and the six months ended June 30, 2007 and 2006, net gains of $1.0 million and $1.9 million and $27.2 million and $45.2 million, respectively, were recognized in earnings related to instruments not accounted for as cash flow hedges.
16. Commitments and Contingencies:
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
     The majority of the Service Experts segment’s motor vehicle fleet is leased through operating leases. The lease terms are generally non-cancelable for the first 12-month term and then are month-to-month, cancelable at the Company’s option. While there are residual value guarantees on these vehicles, the Company has not historically made significant payments to the lessors as the leases are maintained until the fair value of the assets fully mitigates the Company’s obligations under the lease agreements. As of June 30, 2007, the Company estimates that it will incur an additional $7.3 million above the contractual obligations on these leases until the fair value of the leased vehicles fully mitigates the Company’s residual value guarantee obligation under the lease agreements.
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
     At one site located in Brazil, the Company is currently evaluating the remediation efforts that may be required under applicable environmental laws related to the release of certain hazardous materials. The Company currently believes that the release of the hazardous materials occurred over an extended period of time, including a time when the Company did not own the site. The Company continues to conduct additional assessments of the site to help determine the possible remediation activities that may be conducted at this site. Once the site assessments are completed and the possible remediation activities have been evaluated, the Company plans to commence remediation efforts, pending any required approvals by local governmental authorities. The Company believes that containment is one of several viable options to comply with local regulatory standards. As a result, the Company recorded a charge of approximately $1.7 million in 2006 for estimated containment costs at the site. During the six months ended June 30, 2007, the Company recorded a charge of $0.4 million related to additional site assessments. As of June 30, 2007 and December 31, 2006, the Company has discounted liabilities recorded of approximately $2.1 million and $1.7 million related to this matter which are included in Other Long Term Liabilities in the accompanying Consolidated Balance Sheets. These liabilities are discounted at approximately 5% as the aggregate amount of the obligation and the amount and timing of cash payments are reliably determinable. If, after the site assessments are completed, it is determined that containment is more costly or the local governmental authorities require more costly remediation activities, the costs to contain or remediate the site could be as high as $5.7 million (undiscounted). The Company is exploring options for recoveries.
     The Company has additional reserves of approximately $4.0 million related to various other environmental matters recorded as of June 30, 2007. Balances of approximately $2.1 million and $1.9 million are recorded in Accrued Expenses and Other Liabilities, respectively, in the Consolidated Balance Sheet.
     Estimates of future costs are subject to change due to prorated cleanup periods and changing environmental remediation regulations.

   Litigation
     The Company is involved in various claims and lawsuits incidental to its business. As previously reported, in January 2003, the Company, along with one of its subsidiaries, Heatcraft Inc., was named in the following lawsuits in connection with the Company’s former heat transfer operations:
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
     On behalf of approximately 100 plaintiffs, the lawsuits allege personal injury resulting from alleged emissions of trichloroethylene, dichloroethylene, and vinyl chloride and other unspecified emissions from the South Plant in Grenada, Mississippi, previously owned by Heatcraft Inc. Each plaintiff seeks to recover actual and punitive damages. On Heatcraft Inc.’s motion to transfer venue, two of the four lawsuits (Booker and Crowder) were ordered severed and transferred to Grenada County by the Mississippi Supreme Court, requiring plaintiffs’ counsel to maintain a separate lawsuit for each of the individual plaintiffs named in these suits. To the Company’s knowledge, as of July 17, 2007, plaintiffs’ counsel has requested the transfer of files regarding five individual plaintiffs from the Booker case and five individual plaintiffs from the Crowder case. Additionally, LII has joined in motions to dismiss filed by co-defendants in the four original lawsuits. These motions, which are still pending, seek dismissal (rather than transfer), without prejudice to refiling in Grenada County, of all cases not yet transferred to Grenada County. It is not possible to predict with certainty the outcome of these matters or an estimate of any potential loss. Based on present knowledge, management believes that it is unlikely that any final resolution of these matters will result in a material liability.
17. Reportable Business Segments:
     The Company operates in four reportable business segments of the heating, ventilation, air conditioning and refrigeration (“HVACR”) markets. The first reportable segment is Residential Heating & Cooling, in which LII manufactures and markets a full line of heating, air conditioning and hearth products for the residential replacement and new construction markets in the United States and Canada. The second reportable segment is Commercial Heating & Cooling, in which LII manufactures and sells rooftop products and related equipment for light commercial applications in the United States and Canada and primarily rooftop products, chillers and air handlers in Europe. The third reportable segment is Service Experts, which includes sales, installation, maintenance and repair services for heating, ventilation and air conditioning (“HVAC”) equipment by LII-owned service centers in the United States and Canada. The fourth reportable segment is Refrigeration, which manufactures and sells unit coolers, condensing units and other commercial refrigeration products in the United States and international markets.
     Transactions between segments, such as products sold to Service Experts by the Residential Heating & Cooling segment, are recorded on an arms-length basis using the market price for these products. The eliminations of these intercompany sales and any associated profit are noted in the reconciliation of segment results to the income from continuing operations before income taxes below.
     The Company uses segment profit (loss) as the primary measure of profitability to evaluate operating performance and to allocate capital resources. The Company has changed its definition of segment profit (loss) to include realized gains (losses) on settled futures contracts not designated as cash flow hedges and foreign currency exchange gains (losses). Realized gains (losses) on settled futures contracts not designated as cash flow hedges and foreign currency gains (losses) are a component of (Gains), Losses and Other Expenses, net in the accompanying Consolidated Statements of Operations. As a result of this change, the Company now defines segment profit (loss) as a segment’s income (loss) from continuing operations before income taxes included in the accompanying Consolidated Statements of Operations excluding (gains), losses and other expenses, net; restructuring charges; goodwill impairment; interest expense, net; and other expense (income), net; less (plus) realized gains (losses) on settled futures contracts not designated as cash flow hedges and foreign currency exchange gains (losses).

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
     Net sales and segment profit (loss) by business segment, along with a reconciliation of segment profit (loss) to net earnings (loss) for the three months and the six months ended June 30, 2007 and 2006, are shown below (in millions):

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net Sales
Residential Heating & Cooling	$497.9	$542.5	$859.1	$961.8
Commercial Heating & Cooling	232.8	187.8	395.5	326.1
Service Experts	184.2	177.8	328.0	318.8
Refrigeration	151.3	130.8	292.5	257.3
Eliminations (1)	(24.4)	(26.0)	(41.8)	(42.6)

	$1,041.8	$1,012.9	$1,833.3	$1,821.4

Segment Profit (Loss)
Residential Heating & Cooling	$59.6	$73.0	$79.5	$115.2
Commercial Heating & Cooling	30.2	19.3	38.8	27.5
Service Experts	13.0	9.2	9.2	2.7
Refrigeration	16.3	14.3	28.8	26.3
Corporate and other	(20.1)	(20.5)	(40.7)	(45.1)
Eliminations (1)	—	(0.4)	(0.2)	(0.3)

Subtotal that includes segment profit and eliminations	99.0	94.9	115.4	126.3
Reconciliation to income before income taxes:
(Gains), losses and other expenses, net	(3.3)	(27.2)	(4.0)	(44.3)
Restructuring charges	7.6	2.3	9.9	8.6
Interest expense, net	2.0	1.8	2.9	2.4
Other expense (income), net	0.1	—	0.1	—
Less: Realized gains on settled futures contracts not designated as cash flow hedges (2)	1.2	22.9	1.7	32.0
Less: Foreign currency exchange gains (losses) (2)	2.5	—	2.2	(1.0)

	$88.9	$95.1	$102.6	$128.6

(1)	Eliminations consist of intercompany sales between business segments, such as products sold to Service Experts by the Residential Heating & Cooling segment.

(2)	Realized gains (losses) on settled futures contracts not designated as cash flow hedges and foreign currency exchange gains (losses) are a component of (Gains), Losses and Other Expenses, net in the accompanying Consolidated Statements of Operations.

     Total assets by business segment as of June 30, 2007 and December 31, 2006 are shown below (in millions). The assets in the Corporate segment are primarily comprised of cash, deferred tax assets, and investments in consolidated subsidiaries. Assets recorded in the operating segments represent those assets directly associated with those segments.

	As of	As of
	June 30,	December 31,
	2007	2006
Total Assets
Residential Heating & Cooling	$706.5	$587.0
Commercial Heating & Cooling	361.4	285.7
Service Experts	202.7	183.4
Refrigeration	370.9	344.3
Corporate and other	334.7	328.7
Eliminations (1)	(15.4)	(9.3)

Segment assets	$1,960.8	$1,719.8

(1)	Eliminations consist of net intercompany receivables and intercompany profit included in inventory from products sold between business segments, such as products sold to Service Experts by the Residential Heating & Cooling segment.
18. Related Party Transactions:
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
     Consummation of the AOC Restructuring is subject to the satisfaction of certain conditions, including (1) receipt of a private letter ruling from the IRS that the transaction would qualify as a tax-free reorganization, (2) approval for listing on the New York Stock Exchange of the shares of LII common stock to be issued in the AOC Restructuring, (3) approval by the holders of at least two-thirds of the outstanding AOC stock entitled to vote thereon, (4) approval by a majority of the votes cast by LII’s stockholders (provided that the total votes cast in respect of the proposal represent more than 50% of all of LII’s outstanding common stock entitled to vote thereon) and (5) execution of a registration rights agreement that would provide certain piggy back registration rights to the AOC shareholders. The Company’s proposal to issue up to 2,239,589 shares of LII common stock to AOC in exchange for 2,695,770 shares of LII common was approved by a majority of the votes cast during the Company’s 2007 Annual Meeting of Stockholders on May 17, 2007.
     There are no special benefits provided for any of the related persons described above under the AOC Restructuring. Each related person’s participation in the AOC Restructuring arises out of his or her ownership of common stock of AOC and will be on the same basis as all other shareholders of AOC.
     Thomas W. Booth, Stephen R. Booth and John W. Norris, III, each a member of the Company’s Board of Directors, John W. Norris, Jr., LII’s former Chairman of the Board, other former directors of the Company, and Lynn B. Storey, the mother of Jeffrey D. Storey, M.D., a director of the Company, as well as other stockholders of the Company who may be immediate family members of the foregoing persons, are also, individually or through trust arrangements, members of AOC Land Investment, L.L.C. (“AOC Land”). AOC Land owned 70% of AOC Development II, L.L.C. (“AOC Development”), which owned substantially all of One Lake Park, L.L.C. (“One Lake Park”) prior to the dissolution of AOC Development and One Lake Park in the second half of 2006. Beginning in 1998, the Company leased part of an office building in Richardson, Texas owned by One Lake Park for use as its corporate headquarters. LII terminated these leases in June 2006. Lease payments for the six months ended June 30, 2006 totaled approximately $1.4 million. LII believes that the terms of its leases with One Lake Park were, at the time entered into, comparable to terms that could have been obtained from unaffiliated third parties.

19. Subsequent Events:
     On July 25, 2007, the Company announced that its Board of Directors approved a new share repurchase plan for $500 million. Based on the closing price of its common stock on July 24, 2007, a $500 million repurchase would represent over 20% of LII’s market capitalization. The Company has an agreement to amend certain financial covenants contained in its domestic revolving and term loans to provide flexibility for the larger share repurchases under the new share repurchase plan. The Company believes that cash flows from operations, as well as available borrowings under its amended revolving credit facility and other existing sources of funding, will be sufficient to fund its operations and the share repurchases during the term of the new share repurchase plan. The new share repurchase plan terminates and replaces the share repurchase plan adopted by the Company’s Board of Directors in September 2005.
     On July 20, 2007, the Company announced plans to open a new manufacturing operation in Saltillo, Mexico. The three-year project is expected to break ground in the second half of 2007, with initial production starting in the second quarter of 2008 and ramping up to full production by early 2010. The Saltillo operation is anticipated to be 300,000 square feet and employ over 500 persons at full production. The Company’s projected capital commitment is approximately $45 million over three years.

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
Overview
     We operate in four reportable business segments of the heating, ventilation, air conditioning and refrigeration (“HVACR”) markets. The first reportable segment is Residential Heating & Cooling, in which we manufacture and market a full line of heating, air conditioning and hearth products for the residential replacement and new construction markets in the United States and Canada. The second reportable segment is Commercial Heating & Cooling, in which we manufacture and sell rooftop products and related equipment for light commercial applications in the United States and Canada and primarily rooftop products, chillers and air handlers in Europe. The third reportable segment is Service Experts, which includes sales, installation, maintenance and repair services for heating, ventilation and air conditioning (“HVAC”) equipment by Company-owned service centers in the United States and Canada. The fourth reportable segment is Refrigeration, in which we manufacture and sell unit coolers, condensing units and other commercial refrigeration products in the United States and international markets.
     Our products and services are sold through a combination of distributors, independent and Company-owned dealer service centers, other installing contractors, wholesalers, manufacturers’ representatives, original equipment manufacturers and to national accounts. The demand for our products and services is seasonal and dependent on the weather. Hotter than normal summers generate strong demand for replacement air conditioning and refrigeration products and services and colder than normal winters have the same effect on heating products and services. Conversely, cooler than normal summers and warmer than normal winters depress HVACR sales and services. In addition to weather, demand for our products and services is influenced by national and regional economic and demographic factors, such as interest rates, the availability of financing, regional population and employment trends, new construction, general economic conditions and consumer confidence.
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

Company Highlights
•	On July 25, 2007, we announced that our Board of Directors approved a new share repurchase plan for $500 million, pursuant to which we plan to repurchase shares of our common stock through open market purchases. Based on the closing price of our common stock on July 24, 2007, a $500 million repurchase would represent over 20% of our market capitalization. We currently plan to fully execute the repurchase by the end of the third quarter of 2008. We have an agreement to amend certain financial covenants contained in our domestic revolving and term loans to provide flexibility for the larger share repurchases under the new share repurchase plan. The new share repurchase plan terminates and replaces the share repurchase plan adopted by our Board of Directors in September 2005 (the “2005 Share Repurchase Plan”).

•	On July 20, 2007, we announced plans to open a new manufacturing operation in Saltillo, Mexico. We plan to shift the manufacturing lines responsible for our Lennox-brand Merit series air conditioners and heat pumps, as well as air handlers, to Saltillo. The Merit series is currently manufactured in Marshalltown, IA, while the air handlers are currently manufactured in Grenada, MS. The three-year project is expected to break ground in the second half of 2007, with initial production starting in the second quarter of 2008 and ramping up to full production by early 2010. The Saltillo operation is anticipated to be 300,000 square feet and employ over 500 persons at full production. Our projected capital commitment is approximately $45 million over three years.

•	Three of our four business segments exceeded prior year results in the second quarter of 2007. The Commercial Heating & Cooling, Service Experts, and Refrigeration segments experienced strong sales in the second quarter of 2007 due to increased volumes and favorable product mix changes. Our Residential Heating & Cooling segment’s second quarter sales decreased compared to 2006 largely due to continued weakness in the residential new construction market and softness in the residential replacement market.

•	Operational income for the second quarter of 2007 was $91.0 million as compared to $96.9 million for 2006. Operational income was lower in 2007 primarily because we recorded lower gains on futures contracts. In 2007 we designated certain futures contracts as cash flow hedges, thereby reducing the amount of gains recognized in 2007 as compared to the prior year when the futures contracts were not designated as cash flow hedges. Additionally, we recorded higher restructuring charges in the second quarter of 2007 due to the reorganization of our corporate administrative function.

•	Net income for the second quarter of 2007 decreased to $60.3 million from $68.3 million in the prior year primarily due to lower operational income.
Results of Operations
     The following table presents certain information concerning our financial results, including information presented as a percentage of net sales, for the second quarter ended and year-to-date through June 30, 2007 and 2006 (dollars in millions):

	Second Quarter				Year-to-Date June 30,
	2007		2006		2007		2006
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
Net sales	$1,041.8	100.0%	$1,012.9	100.0%	$1,833.3	100.0%	$1,821.4	100.0%
Cost of goods sold	752.7	72.2	742.6	73.3	1,339.6	73.1	1,342.0	73.7

Gross profit	289.1	27.8	270.3	26.7	493.7	26.9	479.4	26.3
Selling, general and administrative expenses	197.3	19.0	201.2	19.9	388.4	21.2	389.1	21.3
(Gains), losses and other expenses, net	(3.3)	(0.3)	(27.2)	(2.7)	(4.0)	(0.2)	(44.3)	(2.4)
Restructuring charges	7.6	0.7	2.3	0.2	9.9	0.5	8.6	0.5
Equity in earnings of unconsolidated affiliates	(3.5)	(0.3)	(2.9)	(0.3)	(6.2)	(0.3)	(5.0)	(0.3)

Operational income	$91.0	8.7%	$96.9	9.6%	$105.6	5.7%	$131.0	7.2%

Net income	$60.3	5.8%	$68.3	6.7%	$68.9	3.8%	$89.3	4.9%

     The following table sets forth net sales by geographic market for the second quarter ended and year-to-date through June 30, 2007 and 2006 (dollars in millions):

	Second Quarter				Year-to-Date June 30,
	2007		2006		2007		2006
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
Geographic Market:
U.S.	$783.0	75.2%	$807.5	79.7%	$1,372.9	74.9%	$1,445.0	79.3%
Canada	97.2	9.3	83.5	8.3	162.3	8.8	142.5	7.8
International	161.6	15.5	121.9	12.0	298.1	16.3	233.9	12.9

Total net sales	$1,041.8	100.0%	$1,012.9	100.0%	$1,833.3	100.0%	$1,821.4	100.0%

Second Quarter 2007 Compared to Second Quarter 2006 – Consolidated Results
Net Sales
     Net sales increased $28.9 million, or 2.9%, to $1,041.8 million for the second quarter of 2007 from $1,012.9 million for the second quarter of 2006. The increase in net sales was due to strong sales resulting from increased volumes and favorable product mix changes in our Commercial Heating & Cooling, Service Experts, and Refrigeration segments. Our Residential Heating & Cooling segment’s sales decreased for the second quarter of 2007 compared to the prior year quarter largely due to weak residential new construction sales and the soft residential replacement market. The favorable impact of foreign currency translation increased net sales by $14.6 million.
Gross Profit
     Gross profit was $289.1 million for the second quarter of 2007 compared to $270.3 million for the prior year quarter, an increase of $18.8 million. Gross profit margin increased to 27.8% for the second quarter of 2007 compared to 26.7% in 2006 due to favorable sales mix changes and volume increases. Price increases partially offset increases in commodity and component costs.
Selling, General and Administrative Expenses
     Selling, general and administrative (“SG&A”) expenses decreased $3.9 million, or 1.9%, for the second quarter of 2007 compared to the prior year quarter. As a percentage of total net sales, SG&A expenses decreased to 19.0% for the second quarter of 2007 from 19.9% for the second quarter of 2006. The reduction in SG&A expenses was primarily driven by increased focus on cost management.
(Gains), Losses and Other Expenses, Net
     (Gains), losses and other expenses, net were $(3.3) million for the second quarter of 2007 compared to $(27.2) million for the second quarter of 2006 and included the following (in millions):

	Second Quarter
	2007	2006
Realized (gains) on settled futures contracts not designated as cash flow hedges	$(1.2)	$(22.9)
Unrealized (gains) losses on unsettled futures contracts not designated as cash flow hedges	0.2	(4.3)
Ineffective portion of (gains) on cash flow hedges	—	—
Other items, net	(2.3)	—

(Gains), losses and other expenses, net	$(3.3)	$(27.2)

     Realized and unrealized gains on settled futures contracts not designated as cash flow hedges decreased as we had fewer futures contracts not designated as cash flow hedges in the second quarter of 2007 compared to the same period in 2006. Beginning in the fourth quarter of 2006, futures contracts entered into that met established accounting criteria were formally designated as cash flow hedges. Additional decreases were due to differences in commodity markets for the second quarter of 2007 as compared to the same period in 2006. For more information see Note 15 in the Notes to our Consolidated Financial Statements.

Restructuring Charges
     We recognized $7.6 million and $2.3 million in restructuring charges for the second quarter of 2007 and 2006, respectively. Restructuring charges incurred during the second quarter of 2007 primarily related to the reorganization of our corporate administrative function. Charges recognized in the second quarter of 2006 primarily related to the consolidation of our manufacturing, distribution, research and development and administrative operations of our two-step operations into South Carolina and closing of our operations in Bellevue, Ohio (the “Allied Air Enterprises Consolidation”). The restructuring of these operations was substantially completed during the first quarter of 2007.
Equity in Earnings of Unconsolidated Affiliates
     Investments in affiliates in which we do not exercise control but have significant influence are accounted for using the equity method of accounting. Equity in earnings of unconsolidated affiliates increased by $0.6 million to $3.5 million for the second quarter of 2007 compared to $2.9 million for the same period in 2006. The increase was due to the performance of our unconsolidated affiliates.
Interest Expense, Net
     Interest expense, net, increased by $0.2 million to $2.0 million for the second quarter of 2007 from $1.8 million for the second quarter of 2006. The higher net interest expense was due primarily to higher interest expense and a decrease in interest income earned during the quarter ended June 30, 2007.
Provision for Income Taxes
     The provision for income taxes was $28.6 million for the second quarter of 2007 compared to $26.8 million for the prior year quarter. The effective tax rate was 32.2% and 28.2% for the second quarter of 2007 and 2006, respectively. Our effective rates differ from the statutory federal rate of 35% for certain items, such as a $3.2 million benefit in 2007 from a change in estimated gain from the prior year, state and local taxes, non-deductible expenses, foreign operating losses for which no tax benefits have been recognized and foreign taxes at rates other than 35%.
Second Quarter 2007 Compared to Second Quarter 2006 – Results by Segment
     The key performance indicators of our segments’ profitability are net sales and operational profit. We define segment profit (loss) as a segment’s income (loss) from continuing operations before income taxes included in the accompanying Consolidated Statements of Operations excluding (gains), losses and other expenses, net; restructuring charges; goodwill impairment; interest expense, net; and other expense (income), net; less (plus) realized gains (losses) on settled futures contracts not designated as cash flow hedges and foreign currency exchange gains (losses).
Residential Heating & Cooling
     The following table details our Residential Heating & Cooling segment’s net sales and profit for the second quarter of 2007 and 2006 (dollars in millions):

	Second Quarter
	2007	2006	Difference	% Change
Net sales	$497.9	$542.5	$(44.6)	(8.2)%
Profit	59.6	73.0	(13.4)	(18.4)
% of net sales	12.0%	13.5%
     Net sales in our Residential Heating & Cooling business segment decreased $44.6 million, or 8.2%, to $497.9 million for the second quarter of 2007 from $542.5 million for the second quarter of 2006. The decrease in net sales was largely due to a decrease in unit volumes in connection with lower residential new construction sales and the soft residential replacement market. The decrease in net sales attributable to lower volumes was partially offset by higher prices.

     Segment profit in Residential Heating & Cooling decreased 18.4% to $59.6 million for the second quarter of 2007 from $73.0 million in the prior year. Segment profit margins declined from 13.5% for the second quarter of 2006 to 12.0% for the second quarter of 2007. The decrease in segment profit was primarily driven by a decrease in unit volumes. Price increases implemented as a result of higher commodity and component costs partially offset the decrease in segment profit margins.
Commercial Heating & Cooling
     The following table details our Commercial Heating & Cooling segment’s net sales and profit for the second quarter of 2007 and 2006 (dollars in millions):

	Second Quarter
	2007	2006	Difference	% Change
Net sales	$232.8	$187.8	$45.0	24.0%
Profit	30.2	19.3	10.9	56.5
% of net sales	13.0%	10.3%
     Net sales in our Commercial Heating & Cooling segment increased $45.0 million, or 24.0%, to $232.8 million for the second quarter of 2007 from $187.8 million for the second quarter of 2006. The increase in net sales resulted from a favorable product mix shift in our domestic operations, increased demand in international markets and price increases throughout the segment. Our European operations experienced surges in product demand resulting from growth in both mature and emerging markets associated with favorable economic conditions across Europe. The favorable impact of foreign currency translation increased net sales by $5.2 million.
     Segment profit in Commercial Heating & Cooling increased 56.5% to $30.2 million for the second quarter of 2007 from $19.3 million in the prior year. As a percentage of net sales, segment profit increased from 10.3% in 2006 to 13.0% in 2007. The improvement in segment profit was driven by the favorable product mix shift in our domestic operations and increased demand in European markets. Additionally, we realized the benefits of our North American strategic initiative in freight and logistics through the establishment of our Commercial Regional Distribution Network designed to optimize transportation load capacity and reduce transportation costs for our products.
Service Experts
     The following table details our Service Experts segment’s net sales and profit for the second quarter of 2007 and 2006 (dollars in millions):

	Second Quarter
	2007	2006	Difference	% Change
Net sales	$184.2	$177.8	$6.4	3.6%
Profit	13.0	9.2	3.8	41.3
% of net sales	7.1%	5.2%
     Net sales in our Service Experts segment increased $6.4 million, or 3.6%, to $184.2 million for the second quarter of 2007 from $177.8 million for the second quarter of 2006. The increase in net sales was primarily due to favorable changes in the mix of our sales and services. As the result of our initiatives to promote our residential service and replacement business, increases in residential service and replacement sales offset a sales decline related to residential new construction. Commercial service and replacement sales improved in the second quarter of 2007 as compared to the same period in 2006 but were offset by a decrease in sales related to the commercial new construction market.
     Segment profit in Service Experts increased $3.8 million to $13.0 million for the second quarter of 2007 from $9.2 million in the prior year. As a percentage of net sales, segment profit increased from 5.2% for the second quarter of 2006 to 7.1% for the second quarter of 2007. The improvement in our margins was primarily driven by the favorable change in sales and service mix and an increase in sales volumes. We increased the percentage of higher margin service and replacement business in 2007 as compared to 2006.

Refrigeration
     The following table details our Refrigeration segment’s net sales and profit for the second quarter of 2007 and 2006 (dollars in millions):

	Second Quarter
	2007	2006	Difference	% Change
Net sales	$151.3	$130.8	$20.5	15.7%
Profit	16.3	14.3	2.0	14.0
% of net sales	10.8%	10.9%
     Net sales in our Refrigeration segment increased $20.5 million, or 15.7%, to $151.3 million for the second quarter of 2007 from $130.8 million in the prior year. Sales improved due to a combination of increased unit volumes and increased prices. Favorable economic conditions in Australia and Europe with higher exports in South America provided for increased unit volumes. Price increases were implemented as the result of rising commodity and component costs. The favorable impact of foreign currency translation increased net sales by $8.1 million.
     Segment profit in Refrigeration increased $2.0 million to $16.3 million for the second quarter of 2007 from $14.3 million for the prior year quarter. Segment profit margins remained relatively flat at 10.8% in 2007 compared to 10.9% in 2006. Higher commodity and component costs resulted in reduced margins. While we achieved a decrease in expenses from our cost reduction initiatives, we continued to incur expenses associated with expanding our international operations, including our strategic growth initiatives in Asia.
Corporate and Other
     Corporate and other costs were relatively flat at $20.1 million for the second quarter of 2007 compared to $20.5 million for the second quarter of 2006. Lower incentive plan costs for employees and executives were partially offset by an increase in salary expenses.
Year-to-Date Through June 30, 2007 Compared to Year-to-Date Through June 30, 2006 – Consolidated Results
Net Sales
     Year-to-date net sales increased $11.9 million, or 0.7%, to $1,833.3 million in 2007 from $1,821.4 million in 2006. Our Commercial Heating & Cooling, Service Experts, and Refrigeration segments had increases in net sales resulting from increased volumes and favorable product mix changes. Net sales decreased in our Residential Heating & Cooling segment largely due to softness in residential new construction market demands. The favorable impact of foreign currency translation increased net sales by $23.4 million.
Gross Profit
     Year-to-date gross profit was $493.7 million in 2007 compared to $479.4 million in 2006, an increase of $14.3 million. Gross profit margin increased to 26.9% for 2007 compared to 26.3% for 2006 due to favorable sales mix changes and volume increases. Price increases partially offset increases in commodity and component costs.
Selling, General and Administrative Expenses
     Year-to-date SG&A expenses were relatively flat at $388.4 million in 2007 compared to $389.1 million in 2006. As a percentage of total net sales, SG&A expenses were 21.2% for 2007 and 21.3% for 2006. Higher year over year SG&A expenses incurred during the first quarter of 2007 were offset by lower year over year SG&A expenses in the second quarter of 2007 resulting from an increased focus on cost management.

(Gains), Losses and Other Expenses, Net
     Year-to-date (gains), losses and other expenses, net were $(4.0) million in 2007 and $(44.3) million in 2006 and included the following (in millions):

	Year-to-Date June 30,
	2007	2006
Realized (gains) on settled futures contracts not designated as cash flow hedges	$(1.7)	$(32.0)
Unrealized (gains) on unsettled futures contracts not designated as cash flow hedges	(0.2)	(13.2)
Ineffective portion of (gains) on cash flow hedges	(0.2)	—
Other items, net	(1.9)	0.9

(Gains), losses and other expenses, net	$(4.0)	$(44.3)

     Realized and unrealized gains on settled futures contracts not designated as cash flow hedges decreased as we had fewer futures contracts not designated as cash flow hedges in the first six months of 2007 compared to the same period in 2006. Beginning in the fourth quarter of 2006, futures contracts entered into that met established accounting criteria were formally designated as cash flow hedges. Additional decreases were due to differences in commodity markets for the first six months of 2007 as compared to the same period in 2006. For more information see Note 15 in the Notes to our Consolidated Financial Statements.
Restructuring Charges
     We recognized $9.9 million and $8.6 million in year-to-date restructuring charges in 2007 and 2006, respectively. Restructuring charges incurred in 2007 primarily related to the reorganization of our corporate administrative function and the Allied Air Enterprises Consolidation. Charges recognized in 2006 primarily related to the Allied Air Enterprises Consolidation, which was substantially completed during the first quarter of 2007.
Equity in Earnings of Unconsolidated Affiliates
     Investments in affiliates in which we do not exercise control but have significant influence are accounted for using the equity method of accounting. Year-to-date equity in earnings of unconsolidated affiliates increased by $1.2 million to $6.2 million in 2007 as compared to $5.0 million in 2006. The increase was due to the performance of our unconsolidated affiliates.
Interest Expense, Net
     Year-to-date interest expense, net, increased by $0.5 million to $2.9 million in 2007 from $2.4 million in 2006. The higher net interest expense was due primarily to a decrease in interest income earned as the average amount invested over the first six months of 2007 was less than the amount invested in the same period in 2006.
Provision for Income Taxes
     The year-to-date provision for income taxes was $33.7 million in 2007 compared to $39.3 million in 2006. The year-to-date effective tax rate was 32.8% and 30.6% for 2007 and 2006, respectively. Our effective rates differ from the statutory federal rate of 35% for certain items, such as a $3.2 million benefit in 2007 from a change in estimated gain from the prior year, state and local taxes, non-deductible expenses, foreign operating losses for which no tax benefits have been recognized and foreign taxes at rates other than 35%.
     Year-to-Date Through June 30, 2007 Compared to Year-to-Date Through June 30, 2006 – Results by Segment
     The key performance indicators of our segments’ profitability are net sales and operational profit. We define segment profit (loss) as a segment’s income (loss) from continuing operations before income taxes included in the accompanying Consolidated Statements of Operations excluding (gains), losses and other expenses, net; restructuring charges; goodwill impairment; interest expense, net; and other expense (income), net; less (plus) realized gains (losses) on settled futures contracts not designated as cash flow hedges and foreign currency exchange gains (losses).

Residential Heating & Cooling
     The following table details our Residential Heating & Cooling segment’s year-to-date net sales and profit for 2007 and 2006 (dollars in millions):

	Year-to-Date June 30,
	2007	2006	Difference	% Change
Net sales	$859.1	$961.8	$(102.7)	(10.7)%
Profit	79.5	115.2	(35.7)	(31.0)
% of net sales	9.3%	12.0%
     Year-to-date net sales in our Residential Heating & Cooling segment decreased $102.7 million, or 10.7%, to $859.1 million in 2007 from $961.8 million in 2006. The decrease in net sales was primarily due to a decrease in unit volumes. Unit volumes were generally lower across the residential HVAC industry due to softness in the residential new construction market. The decrease in net sales attributable to lower unit volumes was partially offset by an increase in sales prices implemented as a result of higher commodity and component costs and a favorable change in product mix.
     Year-to-date segment profit in Residential Heating & Cooling decreased 31.0% to $79.5 million in 2007 from $115.2 million in 2006. Segment profit margins declined from 12.0% for 2006 to 9.3% for 2007. The decrease in segment profit was primarily driven by a decrease in unit volumes, which was partially offset by an increase in sales from price increases and product mix changes. We also recorded higher warranty expenses primarily due to adjustments to failure rates for products we no longer manufacture and cost experience.
Commercial Heating & Cooling
     The following table details our Commercial Heating & Cooling segment’s year-to-date net sales and profit for 2007 and 2006 (dollars in millions):

	Year-to-Date June 30,
	2007	2006	Difference	% Change
Net sales	$395.5	$326.1	$69.4	21.3%
Profit	38.8	27.5	11.3	41.1
% of net sales	9.8%	8.4%
     Year-to-date net sales in our Commercial Heating & Cooling segment increased $69.4 million, or 21.3%, to $395.5 million in 2007 from $326.1 million in 2006. The increase in net sales was primarily due to increased demand in our European operations combined with a favorable product mix shift in our domestic operations and price increases throughout the segment. Our European operations experienced growth in both direct and two-step distribution channels as well as market growth due to strong European economic conditions. The favorable impact of foreign currency translation increased net sales by $8.8 million.
     Year-to-date segment profit in Commercial Heating & Cooling increased 41.1% to $38.8 million in 2007 from $27.5 million in 2006. As a percentage of net sales, segment profit increased from 8.4% for 2006 to 9.8% for 2007. Segment profit has benefited from increased demand in our international markets and a favorable product mix shift in our domestic operations. The successful execution of strategic initiatives to optimize freight and logistics in North America through our Commercial Regional Distribution Network further contributed to the Commercial Heating & Cooling segment’s year over year increase in profits.

Service Experts
     The following table details our Service Experts segment’s year-to-date net sales and profit for 2007 and 2006 (dollars in millions):

	Year-to-Date June 30,
	2007	2006	Difference	% Change
Net sales	$328.0	$318.8	$9.2	2.9%
Profit	9.2	2.7	6.5	240.7
% of net sales	2.8%	0.8%
     Year-to-date net sales in our Service Experts segment increased $9.2 million, or 2.9%, to $328.0 million in 2007 from $318.8 million in 2006. Net sales increased primarily because of favorable changes in the mix of our sales and services. Residential service and replacement sales increased year over year as a result of our continued focus on higher margin residential service and replacement business, which offset a decrease in sales caused by the decline in residential new construction. Commercial sales decreased slightly and were a smaller percentage of our total net sales.
     Year-to-date segment profit in Service Experts increased $6.5 million to $9.2 million in 2007 from $2.7 million in 2006. As a percentage of net sales, segment profit increased from 0.8% for 2006 to 2.8% for 2007. The improvement in our margins was primarily caused by a favorable change in sales and service mix as a larger percentage of our sales came from higher margin service and replacement business in 2007 as compared to 2006. Additionally, an increase in sales volumes helped to increase our segment profit.
Refrigeration
     The following table details our Refrigeration segment’s year-to-date net sales and profit for 2007 and 2006 (dollars in millions):

	Year-to-Date June 30,
	2007	2006	Difference	% Change
Net sales	$292.5	$257.3	$35.2	13.7%
Profit	28.8	26.3	2.5	9.5
% of net sales	9.8%	10.2%
     Year-to-date net sales in our Refrigeration segment increased $35.2 million, or 13.7%, to $292.5 million in 2007 from $257.3 million in 2006. The Refrigeration segment’s strong sales performance was led by higher sales in Europe, Australia, and Brazil. The increase in net sales was due to increased unit volumes due to strengthening economic conditions in our foreign operations combined with increased exports in South America. We increased prices as the result of an increase in commodity and component costs. The favorable impact of foreign currency translation increased net sales by $13.9 million.
     Year-to-date segment profit in our Refrigeration segment increased $2.5 million to $28.8 million in 2007 from $26.3 million in 2006. Segment profit margins decreased to 9.8% for 2007 from 10.2% for 2006. Higher commodity and component costs reduced profit margins. Additionally, a change in our geographic mix generated more sales in foreign markets that have lower margins. We also incurred higher costs associated with expanding our international operations, including our strategic growth initiatives in Asia.
Corporate and Other
     Corporate and other’s year-to-date costs decreased from $45.1 million in 2006 to $40.7 million in 2007. The decrease primarily resulted from lower incentive plan costs for employees and executives and a reduction in professional fees partially offset by an increase in salary expenses.

Liquidity and Capital Resources
     Our working capital and capital expenditure requirements are generally met through internally generated funds, bank lines of credit and a revolving period asset securitization arrangement. Working capital needs are generally greater in the first and second quarter due to the seasonal nature of our business cycle.
     As of June 30, 2007, our debt-to-total-capital ratio was 16.7%, up from 13.7% as of June 30, 2006, primarily due to an incremental $41.7 million of debt in 2007. Higher debt was primarily due to the repurchase of approximately 5.5 million shares of our common stock for $146.0 million since June 30, 2006 under the 2005 Share Repurchase Plan.
     The following table summarizes our year-to-date cash activity for 2007 and 2006 (in millions):

	Year-to-Date
	June 30,
	2007	2006
Net cash used in operating activities	$(5.3)	$(35.3)
Net cash used in investing activities	(48.6)	(35.9)
Net cash provided by (used in) financing activities	24.6	(43.5)
Net Cash Used in Operating Activities
     Year-to-date cash used in operating activities in 2007 was $5.3 million compared to $35.3 million in 2006. The primary reasons for the decrease in cash used in operating activities were an increase in accounts payable of $105.5 million in 2007 compared to $59.7 million in 2006 and an increase in inventory of $72.1 million in 2007 compared to an increase of $99.9 million in 2006. Accounts payable were low at the end of 2006 due to reduced production activities in the fourth quarter. Increased production activities in our Commercial Heating & Cooling segment in the second quarter of 2007 contributed to an increase in accounts payable. Inventory increased in the first six months of 2007 due to a normal seasonal increase. However, inventory increased more in the first six months of 2006 primarily due to a planned increase in finished goods to manage through the Allied Air Enterprises Consolidation. The impact of accounts payable and inventory was partially offset by an increase in accounts receivable of $129.0 million in 2007 compared to $98.0 million in 2006. The increase in accounts receivable was largely due to increased sales in the second quarter resulting from the seasonality of our products. Our incremental second quarter sales were larger in 2007 as compared to 2006.
Net Cash Used in Investing Activities
     Year-to-date net cash used in investing activities was $48.6 million in 2007 compared to $35.9 million in 2006. Capital expenditures of $25.0 million and $31.4 million in 2007 and 2006, respectively, were primarily for purchases of production equipment in our Residential Heating & Cooling and Commercial Heating & Cooling segments. We made short-term investments in debt securities of $25.7 million in 2007.
Net Cash Provided by (Used in) Financing Activities
     Year-to-date net cash provided by financing activities was $24.6 million in 2007 compared to $43.5 million used in 2006. We paid a total of $26.4 million in dividends on our common stock in the first six months of 2007 compared to $23.5 million during the same period in 2006. The increase in cash dividends paid was attributable to an increase in the quarterly cash dividend from $0.11 to $0.13 per share of common stock, effective as of the dividend paid on January 12, 2007. Year-to-date net short-term and revolving long-term borrowings totaled approximately $68.9 million in 2007 as compared to $15.5 million in 2006. During the first six months of 2007, we used approximately $45.6 million to repurchase 1,324,000 shares of our common stock. Such repurchases were made primarily under the 2005 Stock Repurchase Plan.
     The following table summarizes our outstanding debt obligations as of June 30, 2007 and the classification in the accompanying Consolidated Balance Sheet (in millions):

	Short-Term	Current	Long-Term
Description of Obligation	Debt	Maturities	Maturities	Total
Domestic promissory notes	$—	$11.1	$96.1	$107.2
Bank lines of credit	5.0	—	65.0	70.0
Other foreign obligations	—	0.2	0.7	0.9

Total Debt	$5.0	$11.3	$161.8	$178.1

     As of June 30, 2007, we had outstanding long-term debt obligations totaling $173.1 million, including $11.3 million of current maturities. The amount outstanding consisted primarily of outstanding domestic promissory notes with an aggregate principal outstanding of $107.2 million. The promissory notes mature at various dates through 2010 and have interest rates ranging from 6.73% to 8.00%.
     We have bank lines of credit aggregating $431.4 million, of which $70.0 million was borrowed and outstanding and $91.0 million was committed to standby letters of credit as of June 30, 2007. Of the remaining $270.4 million, the entire amount was available for future borrowings after consideration of covenant limitations. Included in the lines of credit are several regional facilities and a multi-currency facility governed by agreements between us and a syndicate of banks. The revolving credit facility, which matures in July 2010, has a borrowing capacity of $400 million. The facility contains certain financial covenants and bears interest at a rate equal to, at our option, either (a) the greater of the bank’s prime rate or the federal funds rate plus 0.5% or (b) the London Interbank Offered Rate plus a margin equal to 0.475% to 1.20% depending upon the ratio of total funded debt-to-adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”), as defined in the facility. We pay a facility fee, depending upon the ratio of total funded debt to Adjusted EBITDA, equal to 0.15% to 0.30% of the capacity. The facility includes restrictive covenants that limit our ability to incur additional indebtedness, encumber our assets, sell our assets and make certain payments, including amounts for share repurchases and dividends. Our facility and promissory notes are guaranteed by our material subsidiaries.
     As of June 30, 2007, $19.9 million of cash and cash equivalents was restricted primarily due to routine lockbox collections and letters of credit issued with respect to the operations of our captive insurance subsidiary, which expire on December 31, 2007. These letter of credit restrictions can be transferred to our revolving lines of credit as needed.
     Our domestic revolving and term loans contain certain financial covenant restrictions. As of June 30, 2007, we believe we were in compliance with all covenant requirements.
     On July 25, 2007, we announced that our Board of Directors approved a new share repurchase plan for $500 million, pursuant to which we plan to repurchase shares of our common stock through open market purchases. Based on the closing price of our common stock on July 24, 2007, a $500 million repurchase would represent over 20% of our market capitalization. We currently intend to fund the stock repurchases through a combination of cash from operations and third party borrowings and to fully execute the repurchase by the end of the third quarter of 2008. We have an agreement to amend certain financial covenants contained in our domestic revolving and term loans to provide flexibility for the larger share repurchases under the new share repurchase plan. We periodically review our capital structure, including our primary bank facility, to ensure that it has adequate liquidity. We believe that cash flows from operations, as well as available borrowings under our amended revolving credit facility and other existing sources of funding, will be sufficient to fund our operations and the share repurchases during the term of the new share repurchase plan. The new share repurchase plan terminates and replaces the 2005 Share Repurchase Plan.
Off-Balance Sheet Arrangements
     In addition to the revolving and term loans described above, we utilize the following financing arrangements in the course of funding our operations:
•	Trade accounts receivable are sold on a non-recourse basis to third parties. The sales are reported as a reduction of Accounts and Notes Receivable, Net in the Consolidated Balance Sheets. As of June 30, 2007 and December 31, 2006, respectively, we had not sold any of such accounts receivable. If receivables are sold, the related discount from face value is included in Selling, General and Administrative Expense in the Consolidated Statements of Operations.

•	We also lease real estate and machinery and equipment pursuant to leases that, in accordance with Generally Accepted Accounting Principles, are not capitalized on the balance sheet, including high-turnover equipment such as autos and service vehicles and short-lived equipment such as personal computers.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Our results of operations can be affected by changes in exchange rates. Net sales and expenses in foreign currencies are translated into United States dollars for financial reporting purposes based on the average exchange rate for the period. Net sales from outside the United States represented 24.8% and 20.3% and 25.1% and 20.7% of total net sales for the second quarter ended and year-to-date through June 30, 2007 and 2006, respectively. Historically, foreign currency transaction gains (losses) have not had a material effect on our overall operations. The impact of a 10% change in exchange rates on income from operations is estimated to be approximately $6.3 million on an annual basis.
     We enter into commodity futures contracts to stabilize prices expected to be paid for raw materials and parts containing high copper and aluminum content. These contracts are for quantities equal to or less than quantities expected to be consumed in future production. As of June 30, 2007, we had metal futures contracts maturing at various dates through September 2008 with a fair value as an asset of $12.5 million. The impact of a 10% change in commodity prices would have a significant impact on our results from operations on an annual basis, absent any other contravening actions.
     Our results of operations can be affected by changes in interest rates due to variable rates of interest on our revolving credit facilities. A 10% change in interest rates would not be material to our results of operations.
Item 4. Controls and Procedures.
   Disclosure Controls and Procedures
     We carried out an evaluation, under the supervision and with the participation of our current management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2007 in alerting them in a timely manner to material information required to be disclosed by us in the reports we filed or submitted to the Securities and Exchange Commission under the Securities Exchange Act of 1934.
   Changes in Internal Control Over Financial Reporting
     During the quarter ended June 30, 2007, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     There have been no significant changes concerning our legal proceedings since December 31, 2006, except as follows:
     As previously reported, in January 2003, we, along with one of our subsidiaries, Heatcraft Inc., were named in four lawsuits in connection with our former heat transfer operations (the “Heatcraft Matter”), two of which were ordered severed and transferred to Grenada County by the Mississippi Supreme Court, requiring plaintiffs’ counsel to maintain a separate lawsuit for each of the individual plaintiffs named in these suits. To our knowledge, as of July 17, 2007, plaintiffs’ counsel has requested the transfer of files regarding five individual plaintiffs from the Booker case and five individual plaintiffs from the Crowder case. We have joined in motions to dismiss filed by co-defendants in the four original lawsuits. These motions, which are still pending, seek dismissal (rather than transfer), without prejudice to refiling in Grenada County, of all cases not yet transferred to Grenada County.
     See Note 16 in the Notes to the Consolidated Financial Statements set forth in Part I, Item 1, of this Quarterly Report on Form 10-Q for additional discussion regarding the Heatcraft Matter.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES (1)

			Total Number of	Maximum Number
			Shares Purchased	of Shares that may
	Total Number	Average Price Paid	as Part of Publicly	yet be Purchased
	of Shares	per Share	Announced Plans	Under the Plans or
Period	Purchased (2)	(including fees) (2)	or Programs (1)	Programs (1)
April 1 through April 30	163	$34.23	—	3,234,959

May 1 through May 31	751,514	$34.02	748,000	2,486,959

June 1 through June 30 (3)	102,000	$34.34	102,000	2,384,959

Total	853,677	$34.06	850,000	2,384,959

(1)	On September 19, 2005, we announced that the Board of Directors authorized a share repurchase plan, pursuant to which we may repurchase up to 10,000,000 shares of our common stock, from time to time, through open market-purchases (the “2005 Share Repurchase Plan”). Prior to April 1, 2007, we had repurchased 6,765,041 shares of common stock under the 2005 Share Repurchase Plan. On July 25, 2007, we announced that a new share repurchase plan for $500 million terminated and replaced the 2005 Share Repurchase Plan.

(2)	In addition to purchases under the 2005 Share Repurchase Plan, this column reflects the surrender to us of 3,677 shares of common stock to satisfy tax withholding obligations in connection with the exercise of stock appreciation rights.

(3)	All purchases made by us under the 2005 Share Repurchase Plan during June 2007 were settled in June 2007 but traded in May 2007.
Item 4. Submission of Matters to a Vote of Security Holders.
     Our 2007 Annual Meeting of Stockholders (“Annual Meeting”) was held on May 17, 2007. At the Annual Meeting, our stockholders (i) elected five directors with terms expiring at our 2010 Annual Meeting of Stockholders and (ii) approved our proposal to issue up to 2,239,589 shares of our common stock pursuant to an Agreement and Plan of Reorganization with A.O.C. Corporation in exchange for 2,695,770 shares of our common stock. Stockholders representing 63,522,436 shares of our common stock were present, in person or represented by proxy, at the Annual Meeting.
     The voting results at the Annual Meeting for the election of directors were as follows:

Directors	For	Withheld
Todd M. Bluedorn	62,270,068	1,252,368
Janet K. Cooper	62,378,931	1,143,505
C.L. (Jerry) Henry	62,380,743	1,141,702
Terry D. Stinson	58,990,701	4,531,735
Richard L. Thompson	62,920,008	602,428
     Following the Annual Meeting, Thomas W. Booth, James J. Byrne, John W. Norris, III, and Paul W. Schmidt, having terms expiring in 2008, and Linda G. Alvarado, Steven R. Booth, John E. Major, and Jeffrey D. Storey, M.D., having terms expiring in 2009, continued in office. As previously disclosed, Robert E. Schjerven retired from his position as Chief Executive Officer and as a member of the Company’s Board of Directors effective April 2, 2007.
     The voting results at the Annual Meeting for the proposal to issue up to 2,239,589 shares of our common stock pursuant to an Agreement and Plan of Reorganization with A.O.C. Corporation in exchange for 2,695,770 shares of our common stock were as follows:

Shares
For:	53,980,659
Against:	56,621
Abstain:	27,123
Item 6. Exhibits

3.1	—	Restated Certificate of Incorporation of the Lennox International Inc. (“LII”) (filed as Exhibit 3.1 to LII’s Registration Statement on Form S-1 (Registration Statement No. 333-75725) filed on April 6, 1999 and incorporated herein by reference).

3.2	—	Amended and Restated Bylaws of LII (filed as Exhibit 3.1 to LII’s Current Report on Form 8-K filed on July 25, 2007 and incorporated herein by reference).

4.1	—	Specimen Stock Certificate for the Common Stock, par value $.01 per share, of LII (filed as Exhibit 4.1 to LII’s Amendment to Registration Statement on Form S-1/A (Registration No. 333-75725) filed on June 16, 1999 and incorporated herein by reference).

4.2	—	Rights Agreement, dated as of July 27, 2000, between LII and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, which includes as Exhibit A the form of Certificate of Designations of Series A Junior Participating Preferred Stock setting forth the terms of the Preferred Stock, as Exhibit B the form of Rights Certificate and as Exhibit C the Summary of Rights to Purchase Preferred Stock (filed as Exhibit 4.1 to LII’s Current Report on Form 8-K filed on July 28, 2000 and incorporated herein by reference).

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

LENNOX INTERNATIONAL INC.
Date: August 1, 2007	/s/ Susan K. Carter
Susan K. Carter
Chief Financial Officer (on behalf of registrant and as principal financial officer)