Form 10-Q
period 2007-09-30
LENNOX INTERNATIONAL INC
filed 2007-10-31
CIK 1069202

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007
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
Yes ☐ No ☑
     As of October 24, 2007, the number of shares outstanding of the registrant’s common stock, par value $.01 per share, was 63,962,882.

LENNOX INTERNATIONAL INC.
FORM 10-Q
For the Three and Nine Months Ended September 30, 2007

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of September 30, 2007 and December 31, 2006
(In millions, except share and per share data)

	September 30,	December 31,
	2007	2006
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$93.5	$144.3
Short-term investments	25.1	—
Accounts and notes receivable, net	630.8	502.6
Inventories, net	358.7	305.5
Deferred income taxes	20.1	22.2
Other assets	51.1	43.8

Total current assets	1,179.3	1,018.4
PROPERTY, PLANT AND EQUIPMENT, net	306.4	288.2
GOODWILL, net	262.4	239.8
DEFERRED INCOME TAXES	108.3	104.3
OTHER ASSETS	78.4	69.1

TOTAL ASSETS	$1,934.8	$1,719.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$3.8	$1.0
Current maturities of long-term debt	61.3	11.4
Accounts payable	349.4	278.6
Accrued expenses	346.4	326.3
Income taxes payable	25.4	33.8

Total current liabilities	786.3	651.1
LONG-TERM DEBT	95.4	96.8
POSTRETIREMENT BENEFITS, OTHER THAN PENSIONS	12.1	12.9
PENSIONS	47.0	49.6
OTHER LIABILITIES	124.3	105.0

Total liabilities	1,065.1	915.4

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 200,000,000 shares authorized, 81,326,014 shares and 76,974,791 shares issued for 2007 and 2006, respectively	0.8	0.8
Additional paid-in capital	750.4	706.6
Retained earnings	417.6	312.5
Accumulated other comprehensive income (loss)	61.8	(5.1)
Treasury stock, at cost, 16,883,456 shares and 9,818,904 shares for 2007 and 2006, respectively	(360.9)	(210.4)

Total stockholders’ equity	869.7	804.4

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,934.8	$1,719.8

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended September 30, 2007 and 2006
(Unaudited, in millions, except per share data)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
NET SALES	$1,029.8	$1,020.3	$2,863.1	$2,841.7
COST OF GOODS SOLD	736.2	763.5	2,075.8	2,105.5

Gross profit	293.6	256.8	787.3	736.2
OPERATING EXPENSES:
Selling, general and administrative expenses	194.3	200.8	582.7	589.9
(Gains), losses and other expenses, net	(1.2)	(3.0)	(5.2)	(47.3)
Restructuring charges	4.3	4.5	14.2	13.1
Equity in earnings of unconsolidated affiliates	(2.7)	(2.5)	(8.9)	(7.5)

Operational income	98.9	57.0	204.5	188.0
INTEREST EXPENSE, net	1.9	1.2	4.8	3.6
OTHER EXPENSE (INCOME), net	0.2	0.1	0.3	0.1

Income before income taxes	96.8	55.7	199.4	184.3
PROVISION FOR INCOME TAXES	35.6	20.1	69.3	59.4

Net income	$61.2	$35.6	$130.1	$124.9

NET INCOME PER SHARE:
Basic	$0.92	$0.51	$1.93	$1.77
Diluted	$0.88	$0.49	$1.84	$1.67

AVERAGE SHARES OUTSTANDING:
Basic	66.6	69.5	67.4	70.7
Diluted	69.8	72.9	70.7	74.6

CASH DIVIDENDS DECLARED PER SHARE	$0.13	$0.11	$0.39	$0.33
The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2007 (unaudited) and the Year Ended December 31, 2006
(In millions, except per share data)

	Common Stock		Additional		Accumulated Other	Treasury	Total
	Issued		Paid-In	Retained	Comprehensive	Stock	Stockholders’	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	at Cost	Equity	Income (Loss)
BALANCE AT DECEMBER 31, 2005	74.7	$0.7	$649.3	$191.0	$0.4	$(47.0)	$794.4
Impact of adjustments recorded under provisions of SAB No. 108	—	—	—	(12.4)	—	—	(12.4)

ADJUSTED BALANCE AT JANUARY 1, 2006	74.7	$0.7	$649.3	$178.6	$0.4	$(47.0)	$782.0
Net income	—	—	—	166.0	—	—	166.0	$166.0
Dividends, $0.46 per share	—	—	—	(32.1)	—	—	(32.1)	—
Foreign currency translation adjustments, net	—	—	—	—	20.8	—	20.8	20.8
Minimum pension liability adjustments, net of tax benefit of $2.0	—	—	—	—	4.0	—	4.0	4.0
Stock-based compensation expense	—	—	24.4	—	—	—	24.4	—
Derivatives, net of tax provision of $1.0	—	—	—	—	(1.9)	—	(1.9)	(1.9)
Common stock issued	2.3	0.1	19.7	—	—	—	19.8	—
Treasury stock purchases	—	—	—	—	—	(163.4)	(163.4)	—
Tax benefits of stock-based compensation	—	—	13.2	—	—	—	13.2	—

Comprehensive income	—	—	—	—	—	—	—	$188.9

Adjustments resulting from adoption of SFAS No. 158, net of tax benefit of $15.0	—	—	—	—	(28.4)	—	(28.4)

BALANCE AT DECEMBER 31, 2006	77.0	$0.8	$706.6	$312.5	$(5.1)	$(210.4)	$804.4

Impact of adoption of FIN No. 48	—	—	—	1.2	—	—	1.2

ADJUSTED BALANCE AT JANUARY 1, 2007	77.0	$0.8	$706.6	$313.7	$(5.1)	$(210.4)	$805.6
Net income	—	—	—	130.1	—	—	130.1	$130.1
Dividends, $0.39 per share	—	—	—	(26.2)	—	—	(26.2)	—
Foreign currency translation adjustments, net	—	—	—	—	57.1	—	57.1	57.1
Stock-based compensation expense	—	—	16.6	—	—	—	16.6	—
Reversal of previously recorded stock-based compensation expense related to share-based awards canceled in restructuring	—	—	(1.4)	—	—	—	(1.4)	—
Derivatives, net of tax provision of $5.2	—	—	—	—	9.8	—	9.8	9.8
Common stock issued	4.3	—	18.6	—	—	—	18.6	—
Treasury stock purchases	—	—	—	—	—	(150.5)	(150.5)	—
Tax benefits of stock-based compensation	—	—	16.3	—	—	—	16.3	—
Other tax related items	—	—	(6.3)	—	—	—	(6.3)	—

Comprehensive income	—	—	—	—	—	—	—	$197.0

BALANCE AT SEPTEMBER 30, 2007	81.3	$0.8	$750.4	$417.6	$61.8	$(360.9)	$869.7

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2007 and 2006
(Unaudited, in millions)

	For the
	Nine Months Ended
	September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$130.1	$124.9
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest	0.3	0.3
Equity in earnings of unconsolidated affiliates	(8.9)	(7.5)
Dividends from affiliates	—	1.3
Restructuring expenses, net of cash paid	8.0	9.8
Unrealized loss on futures contracts	1.1	5.3
Stock-based compensation expense	16.6	17.6
Depreciation and amortization	35.9	32.8
Capitalized interest	(1.2)	(0.6)
Deferred income taxes	5.1	(21.6)
Other losses, (gains) and expenses, net	10.7	1.2
Changes in assets and liabilities, net of effects of acquisitions:
Accounts and notes receivable	(111.3)	(93.3)
Inventories	(45.1)	(96.9)
Other current assets	(6.7)	5.1
Accounts payable	67.4	69.3
Accrued expenses	3.7	(2.6)
Income taxes payable	(2.4)	40.7
Long-term warranty, deferred income and other liabilities	7.2	(1.0)

Net cash provided by operating activities	110.5	84.8

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the disposal of property, plant and equipment	0.5	0.8
Purchases of property, plant and equipment	(44.5)	(49.8)
Additional investment in affiliates	—	(5.4)
Purchases of short-term investments	(32.4)	—
Proceeds from sales and maturities of short-term investments	7.4	—

Net cash used in investing activities	(69.0)	(54.4)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term borrowings (payments), net	2.8	(0.6)
Long-term borrowings (payments), net	48.5	(0.1)
Proceeds from stock option exercises	18.6	15.1
Payments of deferred financing costs	(0.3)	(0.3)
Repurchases of common stock	(150.5)	(128.8)
Excess tax benefits related to share-based payments	14.5	8.8
Cash dividends paid	(35.0)	(31.2)

Net cash (used in) financing activities	(101.4)	(137.1)

DECREASE IN CASH AND CASH EQUIVALENTS	(59.9)	(106.7)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	9.1	2.6
CASH AND CASH EQUIVALENTS, beginning of period	144.3	213.5

CASH AND CASH EQUIVALENTS, end of period	$93.5	$109.4

Supplementary disclosures of cash flow information:
Cash paid during the period for:
Interest	$6.5	$5.4

Income taxes (net of refunds)	$57.2	$33.0

Non-cash items:
Impact of adjustments recorded under provisions of SAB No. 108	$—	$(12.4)

Impact of adoption of FIN No. 48	$1.2	$—

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. General:
     References in this Quarterly Report on Form 10-Q to “we,” “our”, “us”, “LII” or the “Company” refer to Lennox International Inc. and its subsidiaries, unless the context requires otherwise.
Basis of Presentation
     The accompanying unaudited Consolidated Balance Sheet as of September 30, 2007, the accompanying unaudited Consolidated Statements of Operations for the three months and nine months ended September 30, 2007 and 2006, the accompanying unaudited Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2007 and the accompanying unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and 2006 should be read in conjunction with LII’s audited consolidated financial statements and footnotes as of December 31, 2006 and 2005 and for each year in the three year period ended December 31, 2006. The accompanying unaudited consolidated financial statements of LII have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the accompanying consolidated financial statements contain all material adjustments, consisting principally of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to applicable rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. The operating results for the interim periods are not necessarily indicative of the results that may be expected for a full year.
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

2. Accounts and Notes Receivable:
     Accounts and Notes Receivable have been reported in the accompanying Consolidated Balance Sheets net of allowance for doubtful accounts of $18.9 million and $16.7 million as of September 30, 2007 and December 31, 2006, respectively. As of September 30, 2007 and December 31, 2006, no accounts receivable were sold under the Company’s ongoing asset securitization arrangement. Additionally, none of the accounts receivable reported in the accompanying Consolidated Balance Sheets at September 30, 2007 and December 31, 2006 represent retained interests in securitized receivables that have restricted disposition rights per the terms of the asset securitization agreement and would not be available to satisfy obligations to creditors. The Company has no significant concentration of credit risk within its accounts and notes receivable.
3. Inventories:
     Components of inventories are as follows (in millions):

	As of	As of
	September 30,	December 31,
	2007	2006
Finished goods	$265.8	$223.2
Work in process	11.3	8.1
Raw materials and repair parts	155.5	131.1

	432.6	362.4
Excess of current cost over last-in, first-out cost	(73.9)	(56.9)

Total inventories, net	$358.7	$305.5

Repair parts are primarily utilized in our service operations and to fulfill our warranty obligations.
4. Goodwill:
     The Company evaluates the impairment of goodwill under the guidance of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets for each of its reporting units. During the first quarter of 2007 and 2006, the Company performed its annual goodwill impairment test and determined that no impairment charge was required.
     The changes in the carrying amount of goodwill for the nine months ended September 30, 2007, in total and by segment, are as follows (in millions):

	Balance at		Balance at
Segment	December 31, 2006	Changes(1)	September 30, 2007
Residential Heating & Cooling	$33.9	$—	$33.9
Commercial Heating & Cooling	30.1	1.5	31.6
Service Experts	97.9	14.5	112.4
Refrigeration	77.9	6.6	84.5

Total	$239.8	$22.6	$262.4

(1)	Relate to changes in foreign currency translation rates.
5. Short-Term Investments:
     As of September 30, 2007 the Company’s captive insurance subsidiary (the “Captive”) held approximately $25.1 million in debt securities, consisting of U.S. Treasury securities, U.S. government agency securities, corporate bonds, commercial paper, and various securitized debt instruments. The Company did not hold these types of investments at December 31, 2006. In accordance with Statement of Financial Accounting Standards No. 115 (as amended), Accounting for Certain Investments in Debt and Equity Securities, the Company classifies these investments as available-for-sale and carries them at amortized cost, which approximates fair value. Any unrealized holding gains and losses are reported in Accumulated Other Comprehensive Income (“AOCI”), net of applicable taxes, until the gain or loss is realized. Unrealized losses included in AOCI in the accompanying Consolidated Balance Sheet as of September 30, 2007 were not material. Realized gains and losses from the sale of securities were also not material for the three months or nine months ended September 30, 2007. These instruments are not classified as cash and cash equivalents as their original maturity dates are greater than three months. The maturities of these securities range from October 2007 to February 2011. However, it is the

Captive’s intention that these investments be available to support its current operations as needed. Therefore, due to the liquidity of these investments, they are classified as current assets in the accompanying Consolidated Balance Sheets. The Company places its investments only in high credit quality financial instruments and limits the amount invested in any one institution or in any one instrument.
6. Cash, Lines of Credit and Financing Arrangements:
     The following table summarizes the Company’s outstanding debt obligations as of September 30, 2007 and the classification in the accompanying Consolidated Balance Sheet (in millions):

	Short-	Current	Long-Term
Description of Obligation	Term Debt	Maturities	Maturities	Total
Domestic promissory notes	$—	$61.1	$46.1	$107.2
Domestic revolving credit facility	—	—	48.5	48.5
Other foreign obligations	3.8	0.2	0.8	4.8

Total Debt	$3.8	$61.3	$95.4	$160.5

     As of September 30, 2007, the Company had a domestic revolving credit facility with a borrowing capacity of $400.0 million, of which $48.5 million was borrowed and outstanding and $92.1 million was committed to standby letters of credit. Of the remaining $259.4 million, the entire amount was available for future borrowings after consideration of covenant limitations. The facility matures in July 2010. As of September 30, 2007 and December 31, 2006, the Company has unamortized debt issuance costs of $1.6 million and $1.9 million, respectively, which are included in Other Assets in the accompanying Consolidated Balance Sheets. The facility bears interest at a rate equal to, at the Company’s option, either (a) the greater of the bank’s prime rate or the federal funds rate plus 0.5%, or (b) the London Interbank Offered Rate plus a margin equal to 0.475% to 1.20%, depending upon the ratio of total funded debt-to-adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”), as defined in the facility. The Company pays a facility fee, depending upon the ratio of total funded debt to Adjusted EBITDA, equal to 0.15% to 0.30% of the capacity. The facility includes restrictive covenants that limit the Company’s ability to incur additional indebtedness, encumber its assets, sell its assets and make certain payments, including amounts for share repurchases and dividends. The facility requires that LII annually and quarterly deliver financial statements, as well as compliance certificates, to the banks within specified time periods.
     As of September 30, 2007 and December 31, 2006, the Company had outstanding domestic promissory notes totaling approximately $107.2 million. The promissory notes mature at various dates through 2010 and have interest rates ranging from 6.73% to 8.00%.
     LII’s domestic revolving facility and promissory notes contain certain financial covenant restrictions. As of September 30, 2007, LII believes it was in compliance with all covenant requirements. The Company’s facility and promissory notes are guaranteed by the Company’s material subsidiaries.
     The Company has additional borrowing capacity through several foreign facilities governed by agreements between the Company and a syndicate of banks, used primarily to finance seasonal borrowing needs of its foreign subsidiaries. LII had $4.8 million of obligations outstanding through its foreign subsidiaries as of September 30, 2007.
     Under a revolving period asset securitization arrangement, the Company transfers beneficial interests in a portion of its trade accounts receivable to a third party in exchange for cash. The Company’s continued involvement in the transferred assets is limited to servicing. These transfers are accounted for as sales rather than secured borrowings. The fair values assigned to the retained and transferred interests are based primarily on the receivables’ carrying value given the short term to maturity and low credit risk. As of September 30, 2007 and December 31, 2006, the Company had not sold any beneficial interests in accounts receivable.
     LII periodically reviews its capital structure, including its primary bank facility, to ensure that it has adequate liquidity. LII believes that cash flows from operations, as well as available borrowings under its revolving credit facility and other sources of funding will be sufficient to fund its operations for the foreseeable future.
     The Company has included $18.0 million of restricted cash in Cash and Cash Equivalents in the accompanying unaudited Consolidated Balance Sheet as of September 30, 2007. The restricted cash primarily relates to routine lockbox collections and letters of credit issued with respect to the operations of the Captive, which expire on December 31, 2007.
     On October 12, 2007, the Company entered into a $650 million Third Amended and Restated Revolving Credit Facility Agreement which replaces the Company’s previous domestic revolving credit facility. For more information see Note 20.
7. Product Warranties:
     The changes in the carrying amount of the Company’s total product warranty liabilities for the nine months ended September 30, 2007 were as follows (in millions):

Total product warranty liability at December 31, 2006	$104.7
Payments made in 2007, net of recoveries	(23.3)
Changes resulting from issuance of new warranties	23.7
Changes in estimates associated with pre-existing warranties	10.8

Total product warranty liability at September 30, 2007	$115.9

     The change in product warranty liability that results from changes in estimates of warranties issued prior to 2007 was primarily due to revaluing warranty reserves based on higher material input costs, adjustments to failure rates for products the Company no longer manufactures, and changes in foreign currency translation rates. In the third quarter, the Company recorded $1.2 million related to changes in estimates associated with pre-existing warranties which was primarily due to changes in foreign currency translation rates. Product warranty liabilities of $34.3 million and $27.2 million are included in Accrued Expenses and $81.6 million and $77.5 million are included in Other Liabilities in the accompanying Consolidated Balance Sheets as of September 30, 2007 and December 31, 2006, respectively.
8. Pension and Postretirement Benefit Plans:
     The components of net periodic benefit cost for the three months and nine months ended September 30, 2007 and 2006 were as follows (in millions):

	For the
	Three Months Ended September 30,
	2007	2006	2007	2006
	Pension Benefits		Other Benefits
Service cost	$1.7	$1.8	$0.2	$0.4
Interest cost	3.7	3.9	0.2	0.3
Expected return on plan assets	(4.2)	(4.2)	—	—
Amortization of prior service cost	0.2	0.2	(0.4)	(0.1)
Amortization of net loss	1.1	1.5	0.2	0.2
Settlements or curtailments	3.9	—	—	—

Total net periodic pension cost	$6.4	$3.2	$0.2	$0.8

	For the
	Nine Months Ended September 30,
	2007	2006	2007	2006
	Pension Benefits		Other Benefits
Service cost	$5.3	$5.5	$0.5	$1.0
Interest cost	11.2	11.5	0.6	1.1
Expected return on plan assets	(13.0)	(12.4)	—	—
Amortization of prior service cost	0.7	0.8	(1.3)	(0.4)
Amortization of net loss	3.5	4.6	0.8	0.6
Settlements or curtailments	4.6	1.9	—	—

Total net periodic pension cost	$12.3	$11.9	$0.6	$2.3

     The Company recorded a one-time pension settlement change of $3.9 million in the third quarter of 2007 related to the retirement of its former chief executive officer.
     9. Stock-Based Compensation:
     The Company’s Amended and Restated 1998 Incentive Plan provides for various long-term incentive awards, which include stock options, performance shares, restricted stock awards and stock appreciation rights. A detailed description of the awards under these plans is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

     The Company accounts for stock-based awards under the provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payment. Compensation expense of $3.3 million and $4.8 million and $16.6 million and $17.6 million was recognized for the three months and the nine months ended September 30, 2007 and 2006, respectively, and is included in Selling, General and Administrative Expenses in the accompanying Consolidated Statements of Operations. Cash flows from the tax benefits of tax deductions in excess of the compensation costs recognized for stock-based awards of $14.5 million and $8.8 million were included in cash flows from financing activities for the nine months ended September 30, 2007 and 2006, respectively.
     The following tables summarize certain information concerning the Company’s stock options, stock appreciation rights, performance shares and restricted stock awards as of September 30, 2007 (in millions, except per share data, years, and forfeiture rates):

		Stock
	Stock	Appreciation
	Options	Rights
Shares outstanding	2.4	1.6
Weighted-average exercise price per share outstanding	$15.03	$26.66
Shares exercisable	2.3	0.6
Weighted-average exercise price per exercisable share	$14.86	$20.43
Unrecognized expense	$0.1	$4.4
Expected weighted-average period to be recognized (in years)	0.3	1.9
Weighted-average estimated forfeiture rate	7%	14%

	Performance	Restricted
	Shares	Stock Awards
Nonvested shares	1.1	0.9
Weighted-average grant date fair value per share	$22.32	$26.15
Unrecognized expense	$13.0	$8.1
Expected weighted-average period to be recognized (in years)	1.9	1.9
Weighted-average estimated forfeiture rate	20%	12%
10. Income Taxes:
     As a result of the adoption of FIN No. 48, the Company recognized a $1.2 million decrease in the liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007 retained earnings balance.
     As of January 1, 2007, the Company had approximately $20.0 million in total gross unrecognized tax benefits. Of this amount, $14.4 million (net of federal benefit on state issues) will be recognized through the statement of operations, $3.2 million will be recognized through goodwill and $1.0 million will be recognized through stockholders’ equity. In addition, the Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense in accordance with FIN No. 48. As of January 1, 2007, the Company had recognized $1.2 million (net of federal tax benefits) in interest and penalties.
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
11. Restructuring Charges:
     Restructuring charges incurred for the three months and nine months ended September 30, 2007 and 2006 include the following amounts (in millions):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Consolidation of Hearth Products operations	$2.4	$—	$2.4	$—
Reorganization of corporate administrative function	1.1	—	7.7	—
Facility lease	—	1.2	0.3	1.2
Allied Air Enterprises consolidation	0.3	3.3	3.2	12.7
Pension settlement (1)	—	—	0.7	—
Gain on sale of land	—	—	—	(0.8)
Other	0.5	—	(0.1)	—

Total	$4.3	$4.5	$14.2	$13.1

(1)	Amount not reflected in restructuring reserves as this item is related to the Company’s pension obligation.
     The table below provides further analysis of the Company’s restructuring reserves for the nine months ended September 30, 2007 (in millions):

			Reversal
	Balance at	Charged	of Prior				Balance at
Description of	December 31,	to	Period	Cash	Non-cash		September 30,
Reserves	2006	Earnings	Charges	Utilization	Utilization	Other	2007
Severance and related expense	$1.8	$10.6	$—	$(2.8)	$—	$1.4	$11.0
Equipment moves	—	1.0	—	(1.0)	—	—	—
Recruiting and relocation	—	0.7	—	(0.7)	—	—	—
Lease termination	1.5	0.3	—	(0.4)	—	—	1.4
Other	0.8	1.5	(0.6)	(1.3)	(0.4)	—	—

Total restructuring reserves	$4.1	$14.1	$(0.6)	$(6.2)	$(0.4)	$1.4	$12.4

     In the third quarter of 2007, the Company announced plans to close its hearth products operations in Lynwood, California and consolidate its U.S. factory-built fireplace manufacturing operations in its facility in Union City, Tennessee. The consolidation will be a phased process and is expected to be completed by the end of the second quarter of 2008. In connection with this consolidation project, the Company recorded pre-tax restructuring charges of $2.4 million in its Residential Heating & Cooling segment for the three months ended September 30, 2007. The restructuring charges primarily related to severance related costs and the disposal of certain long-lived assets. LII currently expects to incur pre-tax restructuring charges of approximately $2.7 million over the next six months due to this consolidation project.
     In the second quarter of 2007, the Company reorganized its corporate administrative function and eliminated the position of chief administrative officer. In connection with this action, the Company entered into negotiations with its former chief administrative officer to settle the terms of his employment agreement. As of June 30, 2007, these negotiations continued and the final settlement was unknown. Therefore, the Company recorded a liability of approximately $8.0 million as of June 30, 2007, which represented the Company’s estimate of the amounts to be paid to settle the employment agreement. Restructuring expense of $6.6 million was recorded in the second quarter of 2007, which represented the $8.0 million estimate of the amounts to be paid to settle the employment agreement, net of $1.4 million of previously recorded stock-based compensation expense. In September 2007, the Company reached an agreement to settle the terms of the former chief administrative officer’s employment agreement. As a result, the Company recorded an additional $1.1 million of restructuring expense related to this matter in the third quarter of 2007.

     A division of the Company’s Residential Heating & Cooling segment commenced plans to close its Burlington, Washington facility in 2005. During the three months ended September 30, 2006, the Company recorded a pre-tax restructuring charge of approximately $1.2 million related to an operating lease on the idle facility in Burlington. The charge reflected the net present value of the remaining lease payments on the operating lease, net of estimated sublease income on the facility. In the second quarter of 2007, the Company entered into a sub-lease agreement for the idle facility. As a result, the Company recorded a pre-tax restructuring charge of approximately $0.3 million to reflect the net present value of the remaining lease payments on the operating lease, net of sublease income on the facility. The operating lease and sub-lease both expire in June 2011.
     In February 2006, Allied Air Enterprises, a division of the Company’s Residential Heating & Cooling segment, announced that it had commenced plans to consolidate its manufacturing, distribution, research & development, and administrative operations of the Company’s two-step Residential Heating & Cooling operations in South Carolina, and close its current operations in Bellevue, Ohio. The consolidation was substantially completed during the first quarter of 2007. The amounts recorded related primarily to severance and benefits and other exit costs incurred, including charges of $1.5 million and $3.7 million of accelerated depreciation recorded in the three months and nine months ended September 30, 2006, respectively, related to the reduction in useful lives and disposal of certain long-lived assets.
     A pension settlement loss of approximately $0.7 million is included in the Company’s Residential Heating & Cooling segment’s restructuring expense for the nine months ended September 30, 2007. The pension settlement loss related to the Company’s full funding of lump sum pension payments to selected participants in March 2007.
     Also included in restructuring expense for the nine months ended September 30, 2006 is a gain of $0.8 million related to the sale of a parcel of land. The Company had reduced the carrying value of the land to its then net realizable value in connection with a prior restructuring initiative of its Service Experts operations in 2001.
12. Earnings per Share:
     Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net income by the sum of the weighted-average number of shares and the number of equivalent shares assumed outstanding, if dilutive, under the Company’s stock-based compensation plans. As of September 30, 2007, the Company had 81,326,014 shares issued of which 16,883,456 were held as treasury shares. Diluted earnings per share are computed as follows (in millions, except per share data):

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income	$61.2	$35.6	$130.1	$124.9

Weighted-average shares outstanding — basic	66.6	69.5	67.4	70.7
Effect of diluted securities attributable to share-based payments	3.2	3.4	3.3	3.9

Weighted-average shares outstanding — diluted	69.8	72.9	70.7	74.6

Diluted earnings per share	$0.88	$0.49	$1.84	$1.67

     Options to purchase 99,278 shares of common stock at prices ranging from $35.82 to $49.63 per share and options to purchase 720,597 shares of common stock at prices ranging from $29.34 to $49.63 per share were outstanding for the nine months ended September 30, 2007 and 2006, respectively, but were not included in the diluted earnings per share calculation because the assumed exercise of such options would have been anti-dilutive.
13. Comprehensive Income:
     Comprehensive income for the three months and nine months ended September 30, 2007 and 2006 was computed as follows (in millions):

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income	$61.2	$35.6	$130.1	$124.9

Foreign currency translation adjustments	26.4	0.5	57.1	16.3
Effective portion of gains on futures contracts designated as cash flow hedges	1.7	—	9.8	—
Minimum pension liability	—	—	—	(0.5)

Total comprehensive income	$89.3	$36.1	$197.0	$140.7

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
     The Company recorded $2.7 million and $2.5 million of equity in the earnings of its unconsolidated affiliates for the three months ended September 30, 2007 and 2006, respectively, and $8.9 million and $7.5 million of equity in the earnings of its unconsolidated affiliates for the nine months ended September 30, 2007 and 2006, respectively, and has included these amounts in Equity in Earnings of Unconsolidated Affiliates in the accompanying Consolidated Statements of Operations. The carrying amount of investments in unconsolidated affiliates as of September 30, 2007 and December 31, 2006 is $62.8 million and $52.4 million, respectively, and is included in Long-term Other Assets in the accompanying Consolidated Balance Sheets.
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
     The Company accounts for instruments that qualify as cash flow hedges utilizing Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS No. 133”). Beginning in the fourth quarter of 2006, futures contracts entered into that met established accounting criteria were formally designated as cash flow hedges. For futures contracts that are designated and qualify as cash flow hedges, the Company assesses hedge effectiveness and measures hedge ineffectiveness at least quarterly throughout the designated period. The effective portion of the gain or loss on the futures contracts are recorded, net of applicable taxes, in AOCI, a component of Stockholders’ Equity in the accompanying Consolidated Balance Sheets. When net income is affected by the variability of the underlying cash flow, the applicable offsetting amount of the gain or loss from the futures contracts that is deferred in AOCI is released to net income and is reported as a component of Cost of Goods Sold in the accompanying Consolidated Statements of Operations. During the three months and the nine months ended September 30, 2007, $3.2 million and $4.6 million in gains, respectively, were reclassified from AOCI to net income. Changes in the fair value of futures contracts that do not effectively offset changes in the fair value of the underlying hedged item throughout the designated hedge period (“ineffectiveness”) are recorded in net income each period and are reported in (Gains), Losses, and Other Expenses, net in the accompanying Consolidated Statements of Operations. Losses recognized in net income representing hedge ineffectiveness were not material for the three months or the nine months ended September 30, 2007.

     The Company may enter into instruments that economically hedge certain of its risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting under SFAS No. 133 to such instruments. In these cases, there exists a natural hedging relationship in which changes in the fair value of the instruments act as an economic offset to changes in the fair value of the underlying item(s). Changes in the fair value of instruments not designated as cash flow hedges are recorded in net income throughout the term of the derivative instrument and are reported in (Gains), Losses, and Other Expenses, net in the accompanying Consolidated Statements of Operations. For the three months and the nine months ended September 30, 2007 and 2006, net gains of $0.4 million and $2.2 million and $1.6 million and $47.0 million, respectively, were recognized in earnings related to instruments not accounted for as cash flow hedges.
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
     The majority of the Service Experts segment’s motor vehicle fleet is leased through operating leases. The lease terms are generally non-cancelable for the first 12-month term and then are month-to-month, cancelable at the Company’s option. While there are residual value guarantees on these vehicles, the Company has not historically made significant payments to the lessors as the leases are maintained until the fair value of the assets fully mitigates the Company’s obligations under the lease agreements. As of September 30, 2007, the Company estimates that it will incur an additional $7.9 million above the contractual obligations on these leases until the fair value of the leased vehicles fully mitigates the Company’s residual value guarantee obligation under the lease agreements.
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
     At one site located in Brazil, the Company is currently evaluating the remediation efforts that may be required under applicable environmental laws related to the release of certain hazardous materials. The Company currently believes that the release of the hazardous materials occurred over an extended period of time, including a time when the Company did not own the site. The Company continues to conduct additional assessments of the site to help determine the possible remediation activities that may be conducted at this site. Once the site assessments are completed and the possible remediation activities have been evaluated, the Company plans to commence remediation efforts, pending any required approvals by local governmental authorities. The Company believes that containment is one of several viable options to comply with local regulatory standards. As a result, the Company recorded a charge of approximately $1.7 million in 2006 for estimated containment costs at the site. During the nine months ended September 30, 2007, the Company recorded a charge of $0.4 million primarily related to additional site assessments. As of September 30, 2007 and December 31, 2006, the Company had discounted liabilities recorded of approximately $2.1 million and $1.7 million related to this matter which are included in Other Long Term Liabilities in the accompanying Consolidated Balance Sheets. These liabilities are discounted at approximately 6% as the aggregate amount of the obligation and the amount and timing of cash payments are reliably determinable. If, after the site assessments are completed, it is determined that containment is more costly or the local governmental authorities require more costly remediation activities, the costs to contain or remediate the site could be as high as $5.1 million (undiscounted). The Company is exploring options for recoveries.
     The Company has additional reserves of approximately $4.2 million related to various other environmental matters recorded as of September 30, 2007. Balances of approximately $1.7 million and $2.5 million are recorded in Accrued Expenses and Other Liabilities, respectively, in the Consolidated Balance Sheet as of September 30, 2007.
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
     On behalf of approximately 100 plaintiffs, the lawsuits allege personal injury resulting from alleged emissions of trichloroethylene, dichloroethylene, and vinyl chloride and other unspecified emissions from the South Plant in Grenada, Mississippi, previously owned by Heatcraft Inc. Each plaintiff seeks to recover actual and punitive damages. On Heatcraft Inc.’s motion to transfer venue, two of the four lawsuits (Booker and Crowder) were ordered severed and transferred to Grenada County by the Mississippi Supreme Court, requiring plaintiffs’ counsel to maintain a separate lawsuit for each of the individual plaintiffs named in these suits. To the Company’s knowledge, as of October 19, 2007, plaintiffs’ counsel has requested the transfer of files regarding five individual plaintiffs from the Booker case and five individual plaintiffs from the Crowder case. Additionally, LII has joined in motions to dismiss filed by co-defendants in the four original lawsuits. These motions, which are still pending, seek dismissal (rather than transfer), without prejudice to refiling in Grenada County, of all cases not yet transferred to Grenada County. It is not possible to predict with certainty the outcome of these matters or an estimate of any potential loss. Based on current negotiations, management believes that it is unlikely that any final resolution of these matters will have a material impact on the Company’s financial statements.
17. Share Repurchase Plan:
     On July 25, 2007, the Company announced that its Board of Directors approved a new $500 million share repurchase plan, pursuant to which LII plans to repurchase shares of its common stock through open market purchases (the “2007 Share Repurchase Plan”). Based on the closing price of LII’s common stock on July 24, 2007, a $500 million repurchase would represent over 20% of the Company’s market capitalization. The 2007

Share Repurchase Plan terminates and replaces the 2005 Share Repurchase Plan. The Company currently intends to fully execute the repurchase by the end of the third quarter of 2008. During the third quarter of 2007, the Company purchased 3,026,100 shares of its common stock for $104.2 million, representing approximately 21% of the $500 million repurchase authorization.
18. Reportable Business Segments:
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
     The Company uses segment profit (loss) as the primary measure of profitability to evaluate operating performance and to allocate capital resources. The Company defines segment profit (loss) as a segment’s income (loss) from continuing operations before income taxes included in the accompanying Consolidated Statements of Operations excluding (gains), losses and other expenses, net; restructuring charges; goodwill impairment; interest expense, net; and other expense (income), net; less (plus) realized gains (losses) on settled futures contracts not designated as cash flow hedges and the ineffective portion of settled cash flow hedges; and less (plus)foreign currency exchange gains (losses).
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
     Net sales and segment profit (loss) by business segment, along with a reconciliation of segment profit (loss) to net earnings (loss) for the three months and the nine months ended September 30, 2007 and 2006, are shown below (in millions):

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net Sales
Residential Heating & Cooling	$456.5	$502.4	$1,315.5	$1,464.2
Commercial Heating & Cooling	255.1	228.0	650.6	554.1
Service Experts	183.9	174.0	512.0	492.8
Refrigeration	157.5	137.3	450.1	394.6
Eliminations (1)	(23.2)	(21.4)	(65.1)	(64.0)

	$1,029.8	$1,020.3	$2,863.1	$2,841.7

Segment Profit (Loss)
Residential Heating & Cooling	$63.7	$53.4	$143.2	$168.7
Commercial Heating & Cooling	37.8	25.8	76.6	53.2
Service Experts	9.2	7.4	18.4	10.2
Refrigeration	17.8	13.8	46.6	40.2
Corporate and other	(23.4)	(21.2)	(64.2)	(66.5)
Eliminations (1)	—	0.5	(0.2)	0.3

Subtotal that includes segment profit and eliminations	105.1	79.7	220.4	206.1
Reconciliation to income before income taxes:
(Gains), losses and other expenses, net	(1.2)	(3.0)	(5.2)	(47.3)
Restructuring charges	4.3	4.5	14.2	13.1
Interest expense, net	1.9	1.2	4.8	3.6
Other expense (income), net	0.2	0.1	0.3	0.1
Less: Realized gains on settled futures contracts not designated as cash flow hedges and the ineffective portion of settled cash flow hedges (2)	1.5	20.2	3.2	52.3
Less: Foreign currency exchange gains (losses) (2)	1.6	1.0	3.7	—

	$96.8	$55.7	$199.4	$184.3

(1)	Eliminations consist of intercompany sales between business segments, such as products sold to Service Experts by the Residential Heating & Cooling segment.

(2)	Realized gains (losses) on settled futures contracts not designated as cash flow hedges, the ineffective portion of settled cash flow hedges and foreign currency exchange gains (losses) are components of (Gains), Losses and Other Expenses, net in the accompanying Consolidated Statements of Operations.

     Total assets by business segment as of September 30, 2007 and December 31, 2006 are shown below (in millions). The assets in the Corporate segment are primarily comprised of cash, deferred tax assets, and investments in consolidated subsidiaries. Assets recorded in the operating segments represent those assets directly associated with those segments.

	As of	As of
	September 30,	December 31,
	2007	2006
Total Assets
Residential Heating & Cooling	$648.0	$587.0
Commercial Heating & Cooling	383.8	285.7
Service Experts	212.6	183.4
Refrigeration	391.6	344.3
Corporate and other	311.2	328.7
Eliminations (1)	(12.4)	(9.3)

Segment assets	$1,934.8	$1,719.8

(1)	Eliminations consist of net intercompany receivables and intercompany profit included in inventory from products sold between business segments, such as products sold to Service Experts by the Residential Heating & Cooling segment.
19. Related Party Transactions:
     Thomas W. Booth, Stephen R. Booth and John W. Norris, III, each a member of the Company’s Board of Directors, John W. Norris, Jr., LII’s former Chairman of the Board, other former directors of the Company, and Lynn B. Storey, the mother of Jeffrey D. Storey, M.D., a director of the Company, as well as other stockholders of the Company who may be immediate family members of the foregoing persons, are, individually or through trust arrangements, members of A.O.C. Corporation (“AOC”). As previously announced, on March 16, 2007, LII entered into an agreement with AOC to issue up to 2,239,589 shares of LII common stock in exchange for 2,695,770 shares of LII common stock owned by AOC. This transaction was completed on September 6, 2007. LII acquired 2,695,770 shares of LII common stock owned by AOC in exchange for 2,239,563 newly issued LII common shares. The transaction reduced the number of outstanding shares of LII common stock by 456,207 shares, at minimal cost to LII. Following the issuance and exchange of LII common stock, AOC distributed the newly acquired shares of LII common stock pro rata to its shareholders. The issuance, exchange and liquidating distribution are referred to herein as the “AOC Transaction.”
     There were no special benefits provided for any of the related persons described above under the AOC Transaction. Each related person’s participation in the AOC Transaction arose out of his or her ownership of common stock of AOC and was on the same basis as all other shareholders of AOC.

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
20. Subsequent Events:
     On October 10, 2007 the Company announced plans to close its refrigeration operations in Danville, Illinois and consolidate its Danville manufacturing, support, and warehouse functions in its Tifton, Georgia and Stone Mountain, Georgia operations. The facility in Danville manufactures evaporators and other heat transfer products for the commercial refrigeration industry. The consolidation will be a phased process and is expected to be completed over the next 18 months with pre-tax restructuring-related charges of approximately $17 million over that time.
     The Company entered into a $650 million Third Amended and Restated Revolving Credit Facility Agreement (the “Credit Agreement”) with Bank of America, N.A., as administrative agent, swingline lender and issuing bank (the “Administrative Agent”), JPMorgan Chase Bank, N.A. and Wachovia Bank, National Association, as co-syndication agents, and the lenders party thereto on October 12, 2007. The Credit Agreement replaces the Company’s previous domestic revolving credit facility, the Second Amended and Restated Credit Facility Agreement, dated as of July 8, 2005, among the Company, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, and the lenders named therein.
     The Credit Agreement provides for an unsecured $650 million revolving credit facility that matures on October 12, 2012. The revolving credit facility includes a subfacility for swingline loans of up to $50 million and provides for the issuance of letters of credit for the full amount of the credit facility. The revolving loans bear interest at either (i) the Eurodollar rate plus a margin of between 0.5% and 1% that is based on the Company’s Debt to Adjusted EBITDA Ratio (as defined in the Credit Agreement) or (ii) the higher of (a) the Federal Funds Rate plus 0.5% and (b) the prime rate set by Bank of America, N.A. The Company may prepay the revolving loans at any time without premium or penalty, other than customary breakage costs in the case of Eurodollar loans.
     The Company will pay a facility fee in the range of 0.125% to 0.25% based on the Company’s Debt to Adjusted EBITDA Ratio. The Company will also pay a letter of credit fee in the range of 0.5% to 1% based on the Company’s Debt to Adjusted EBITDA Ratio, as well as an additional issuance fee of 0.125% for letters of credit issued.
     The Credit Agreement contains financial covenants relating to leverage and interest coverage. Other covenants contained in the Credit Agreement restrict, among other things, mergers, asset dispositions, guarantees, debt, liens, acquisitions, investments, affiliate transactions and the Company’s ability to make restricted payments.
     The Credit Agreement contains customary events of default. If any event of default occurs and is continuing, lenders with a majority of the aggregate commitments may require the Administrative Agent to terminate the Company’s right to borrow under the Credit Agreement and accelerate amounts due under the Credit Agreement (except for a bankruptcy event of default, in which case such amounts will automatically become due and payable and the lenders’ commitments will automatically terminate).
     The Company’s obligations under the Credit Agreement are guaranteed by certain of its material domestic subsidiaries, including Lennox Industries Inc., Allied Air Enterprises Inc., Service Experts Inc. and Lennox Global Ltd.
     The Company made a $25 million prepayment on a domestic promissory note to facilitate the amendment of the Credit Agreement, resulting in a make-whole payment of $0.2 million which will be recognized as interest expense in the fourth quarter of 2007.

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

Company Highlights
•	Our Commercial Heating & Cooling, Service Experts, and Refrigeration segments experienced increases in net sales in the third quarter of 2007 compared to the prior year quarter due to favorable product price and mix changes, increased volumes and the favorable impact of changes in foreign currency exchange rates. Our Residential Heating & Cooling segment’s sales decreased for the third quarter of 2007 compared to the prior year quarter largely due to weak residential new construction sales.

•	Operational income for the third quarter of 2007 increased $41.9 million, or 73.5%, from the prior year quarter. As a percentage of sales, operational income increased to 9.6% in the third quarter of 2007 as compared to 5.6% in the third quarter of 2006. The increase in operational income was due to price increases implemented since the third quarter of 2006 offsetting increases in commodity and other manufacturing costs. Additionally, we reduced selling, general and administrative expenses through cost management and cost reduction initiatives.

•	Net income for the third quarter of 2007 increased $25.6 million, or 71.9%, as compared to the prior year quarter due to higher gross profit and lower operating expenses.

•	On July 25, 2007, we announced that our Board of Directors approved a new $500 million share repurchase plan, pursuant to which we plan to repurchase shares of our common stock through open market purchases (the “2007 Share Repurchase Plan”). Based on the closing price of our common stock on July 24, 2007, a $500 million repurchase would represent over 20% of our market capitalization. We currently intend to fully execute the repurchase by the end of the third quarter of 2008. The 2007 Share Repurchase Plan terminates and replaces the 2005 Share Repurchase Plan. During the third quarter, we purchased 3,026,100 shares of our common stock for $104.2 million, representing approximately 21% of the $500 million repurchase authorization.

•	On October 12, 2007, we entered into a $650 million Third Amended and Restated Revolving Credit Facility Agreement which replaces our previous $400 million domestic revolving credit facility.
Results of Operations
     The following table presents certain information concerning our financial results, including information presented as a percentage of net sales, for the third quarter ended and year-to-date through September 30, 2007 and 2006 (dollars in millions):

	Third Quarter				Year-to-Date September 30,
	2007		2006		2007		2006
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
Net sales	$1,029.8	100.0%	$1,020.3	100.0%	$2,863.1	100.0%	$2,841.7	100.0%
Cost of goods sold	736.2	71.5	763.5	74.8	2,075.8	72.5	2,105.5	74.1

Gross profit	293.6	28.5	256.8	25.2	787.3	27.5	736.2	25.9
Selling, general and administrative expenses	194.3	18.9	200.8	19.7	582.7	20.4	589.9	20.8
(Gains), losses and other expenses, net	(1.2)	(0.1)	(3.0)	(0.3)	(5.2)	(0.2)	(47.3)	(1.7)
Restructuring charges	4.3	0.4	4.5	0.4	14.2	0.5	13.1	0.5
Equity in earnings of unconsolidated affiliates	(2.7)	(0.3)	(2.5)	(0.2)	(8.9)	(0.3)	(7.5)	(0.3)

Operational income	$98.9	9.6%	$57.0	5.6%	$204.5	7.1%	$188.0	6.6%

Net income	$61.2	5.9%	$35.6	3.5%	$130.1	4.5%	$124.9	4.4%

     The following table sets forth net sales by geographic market for the third quarter ended and year-to-date through September 30, 2007 and 2006 (dollars in millions):

	Third Quarter				Year-to-Date September 30,
	2007		2006		2007		2006
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
Geographic Market:
U.S	$758.0	73.6%	$789.1	77.4%	$2,130.8	74.4%	$2,234.0	78.6%
Canada	108.4	10.5	95.1	9.3	270.7	9.5	237.6	8.4
International	163.4	15.9	136.1	13.3	461.6	16.1	370.1	13.0

Total net sales	$1,029.8	100.0%	$1,020.3	100.0%	$2863.1	100.0%	$2,841.7	100.0%

Third Quarter 2007 Compared to Third Quarter 2006 – Consolidated Results
Net Sales
     Net sales increased $9.5 million, or 0.9%, to $1,029.8 million for the third quarter of 2007 from $1,020.3 million for the third quarter of 2006. The favorable impact of changes in foreign currency exchange rates increased net sales by $21.0 million. Our Commercial Heating & Cooling, Service Experts, and Refrigeration segments experienced increases in net sales due to favorable product price and mix changes and increased volumes. Our Residential Heating & Cooling segment’s sales decreased for the third quarter of 2007 compared to the prior year quarter largely due to weak residential new construction sales.
Gross Profit
     Gross profit was $293.6 million for the third quarter of 2007 compared to $256.8 million for the prior year quarter, an increase of $36.8 million. Gross profit margin increased to 28.5% for the third quarter of 2007 compared to 25.2% in 2006 primarily due to favorable price increases implemented since the third quarter of 2006 combined with lower manufacturing costs.
Selling, General and Administrative Expenses
     Selling, general and administrative (“SG&A”) expenses decreased $6.5 million, or 3.2%, for the third quarter of 2007 compared to the prior year quarter. As a percentage of total net sales, SG&A expenses decreased to 18.9% for the third quarter of 2007 from 19.7% for the third quarter of 2006. A decrease in volume related selling expenses had a favorable impact on SG&A expenses. Additionally, cost reduction initiatives resulted in lower SG&A expenses in the third quarter of 2007 as compared to the prior year quarter. These savings were partially offset by a one-time pension settlement charge of $3.9 million related to the retirement of our former chief executive officer and changes in foreign currency exchange rates.
(Gains), Losses and Other Expenses, Net
     (Gains), losses and other expenses, net were $(1.2) million for the third quarter of 2007 compared to $(3.0) million for the third quarter of 2006 and included the following (in millions):

	Third Quarter
	2007	2006
Realized gains on settled futures contracts not designated as cash flow hedges	$(1.4)	$(20.2)
Unrealized losses on unsettled futures contracts not designated as cash flow hedges	1.0	18.6
Ineffective portion of losses on cash flow hedges	0.3	—
Foreign currency exchange gains	(1.6)	(1.0)
Other items, net	0.5	(0.4)

(Gains), losses and other expenses, net	$(1.2)	$(3.0)

     Realized and unrealized gains on settled futures contracts not designated as cash flow hedges decreased as we had fewer futures contracts not designated as cash flow hedges in the third quarter of 2007 compared to the same period in 2006. Beginning in the fourth quarter of 2006, futures contracts entered into that met established accounting criteria were formally designated as cash flow hedges. For more information see Note 15 in the Notes to our Consolidated Financial Statements.
Restructuring Charges
     We recognized $4.3 million and $4.5 million in restructuring charges for the third quarter of 2007 and 2006, respectively. Restructuring charges incurred during the third quarter of 2007 primarily related to the consolidation of our Hearth Products operations and the reorganization of our corporate administrative function. Charges recognized in the third quarter of 2006 primarily related to the consolidation of our manufacturing, distribution, research and development and administrative operations of our two-step operations into South Carolina and closing of our operations in Bellevue, Ohio (the “Allied Air Enterprises Consolidation”). The restructuring of these operations was substantially completed during the first quarter of 2007. Charges recorded in the third quarter of 2006 reflected the net present value of remaining lease payments on an operating lease at an idle facility in Burlington, Washington, net of estimated sublease income on the facility.
     In the third quarter of 2007, we announced plans to close our Hearth Products operations in Lynwood, California and consolidate our U.S. factory-built fireplace manufacturing operations in our facility in Union City, Tennessee. In connection with this consolidation project, we recorded pre-tax restructuring charges of $2.4 million in our Residential Heating & Cooling segment for the three months ended September 30, 2007. The restructuring charges primarily related to severance related costs and the disposal of certain long-lived assets. The consolidation will be a phased process and is expected to be completed by the end of the second quarter of 2008. We currently expect to incur pre-tax restructuring charges of approximately $2.7 million over the next six months due to this consolidation project and anticipate the consolidation leading to annual cost reductions of over $2.0 million beginning in April of 2008.
     In the second quarter of 2007, we reorganized our corporate administrative function and eliminated the position of chief administrative officer. In connection with this action, we entered into negotiations with our former chief administrative officer to settle the terms of his employment agreement. Restructuring expense of $6.6 million was recorded in the second quarter of 2007, which represented the $8.0 million estimate of the amounts to be paid to settle the employment agreement, net of $1.4 million of previously recorded stock-based compensation expense. In September 2007, we reached an agreement to settle the terms of the former chief administrative officer’s employment agreement. As a result, we recorded an additional $1.1 million of restructuring expense related to this matter in the third quarter of 2007. We do not expect to incur any material costs related to this reorganization in the future.
     On October 10, 2007, we announced plans to close our refrigeration operations in Danville, Illinois and consolidate our Danville manufacturing, support, and warehouse functions in our Tifton, Georgia and Stone Mountain, Georgia operations. The consolidation will be a phased process and is expected to be completed over the next 18 months with pre-tax restructuring-related charges of approximately $17 million over that time. We expect the consolidation to lead to annual pre-tax cost reductions of over $6 million beginning in 2009.
Equity in Earnings of Unconsolidated Affiliates
     Investments in affiliates in which we do not exercise control but have significant influence are accounted for using the equity method of accounting. Equity in earnings of unconsolidated affiliates increased by $0.2 million to $2.7 million for the third quarter of 2007 compared to $2.5 million for the same period in 2006. The increase was due to the performance of our unconsolidated affiliates.
Interest Expense, Net
     Interest expense, net, increased by $0.7 million to $1.9 million for the third quarter of 2007 from $1.2 million for the third quarter of 2006. The higher net interest expense was primarily due to higher interest expense and a decrease in interest income earned during the quarter ended September 30, 2007. Interest expense increased due to higher debt balances as the result of our share repurchases. Interest income decreased due to lower rates in the third quarter of 2007 as compared to the prior year quarter.
Provision for Income Taxes
     The provision for income taxes was $35.6 million for the third quarter of 2007 compared to $20.1 million for the prior year quarter. The effective tax rate was 36.8% and 36.1% for the third quarter of 2007 and 2006, respectively. Our effective rates differ from the statutory federal rate of 35% for certain items, such as state and local taxes, non-deductible expenses, foreign operating losses for which no tax benefits have been recognized and foreign taxes at rates other than 35%.
Third Quarter 2007 Compared to Third Quarter 2006 – Results by Segment
     The key performance indicators of our segments’ profitability are net sales and operational profit. We define segment profit (loss) as a segment’s income (loss) from continuing operations before income taxes included in the accompanying Consolidated Statements of Operations excluding (gains), losses and other expenses, net;

restructuring charges; goodwill impairment; interest expense, net; and other expense (income), net; less (plus) realized gains (losses) on settled futures contracts not designated as cash flow hedges and the ineffective portion of settled cash flow hedges; and less (plus) foreign currency exchange gains (losses).
Residential Heating & Cooling
     The following table details our Residential Heating & Cooling segment’s net sales and profit for the third quarter of 2007 and 2006 (dollars in millions):

	Third Quarter
	2007	2006	Difference	% Change
Net sales	$456.5	$502.4	$(45.9)	(9.1)%
Profit	63.7	53.4	10.3	19.3
% of net sales	14.0%	10.6%
     Net sales in our Residential Heating & Cooling business segment decreased $45.9 million, or 9.1%, to $456.5 million for the third quarter of 2007 from $502.4 million for the third quarter of 2006. Due to continuing weakness in the U.S. residential new construction market, unit volumes were down in the third quarter of 2007 as compared to the third quarter of 2006. Price increases implemented in response to higher commodity and component costs partially offset the decrease in sales due to reduced unit volumes.
     Segment profit in Residential Heating & Cooling increased 19.3% to $63.7 million for the third quarter of 2007 from $53.4 million in the prior year. Segment profit margins improved from 10.6% for the third quarter of 2006 to 14.0% for the third quarter of 2007. The unfavorable impact of lower unit volumes was more than offset by a reduction in operating and administrative expenses. Operating and administrative expenses were lower in the third quarter of 2007 compared to the prior year primarily due to cost reduction activities and costs savings related to the consolidation of our Allied Air Enterprises manufacturing operations. Our operating margins were also higher in the third quarter of 2007 as compared to the prior year quarter as price increases were effective in offsetting higher commodity and component costs. In addition, freight and commission costs were lower as a percentage of sales.
     In the third quarter of 2007 we revised our warranty policy for fulfilling the terms of our warranty obligation on certain products that we no longer manufacture. We believe that the revised policy may have a favorable and material impact to our financial results in future periods while still meeting the terms of our warranty obligation to our customers.
Commercial Heating & Cooling
     The following table details our Commercial Heating & Cooling segment’s net sales and profit for the third quarter of 2007 and 2006 (dollars in millions):

	Third Quarter
	2007	2006	Difference	% Change
Net sales	$255.1	$228.0	$27.1	11.9%
Profit	37.8	25.8	12.0	46.5
% of net sales	14.8%	11.3%
     Net sales in our Commercial Heating & Cooling segment increased $27.1 million, or 11.9%, to $255.1 million for the third quarter of 2007 from $228.0 million for the third quarter of 2006. The increase in net sales was driven by price increases throughout the segment combined with a favorable product mix shift in our domestic operations as demand for our high-efficiency units increased in the third quarter of 2007. Unit volumes remained relatively flat across the segment. The favorable impact of changes in foreign currency exchange rates increased net sales by $6.5 million.
     Segment profit in Commercial Heating & Cooling increased 46.5% to $37.8 million for the third quarter of 2007 from $25.8 million in the prior year. As a percentage of net sales, segment profit increased from 11.3% in 2006 to 14.8% in 2007. The improvement in segment profit was driven by price increases that offset increases in materials and other manufacturing costs. A favorable product mix shift to high-efficiency units in our domestic operations also contributed to the increase in segment profit in the third quarter of 2007 as compared to the prior year. We continued to realize the benefits of our Commercial Regional Distribution Network in North America, a strategic initiative in freight and logistics designed to optimize transportation load capacity and reduce transportation costs for our products. Additionally, SG&A expenses decreased due to cost reduction initiatives.
Service Experts
     The following table details our Service Experts segment’s net sales and profit for the third quarter of 2007 and 2006 (dollars in millions):

	Third Quarter
	2007	2006	Difference	% Change
Net sales	$183.9	$174.0	$9.9	5.7%
Profit	9.2	7.4	1.8	24.3
% of net sales	5.0%	4.3%
     Net sales in our Service Experts segment increased $9.9 million, or 5.7%, to $183.9 million for the third quarter of 2007 from $174.0 million for the third quarter of 2006. The increase in net sales was primarily due to favorable changes in the mix of our sales and services in both the U.S. and Canadian markets. Strong residential service and replacement sales offset a sales decline related to the residential new construction market in the U.S. Residential new construction sales in our Canadian operations remained strong due to favorable market conditions. Commercial sales decreased slightly in the third quarter of 2007 as compared to the same period in 2006 due to a decrease in commercial new construction sales. The favorable impact of changes in foreign currency exchange rates increased net sales by $2.6 million.
     Segment profit in Service Experts increased $1.8 million to $9.2 million for the third quarter of 2007 from $7.4 million in the prior year. As a percentage of net sales, segment profit increased from 4.3% for the third quarter of 2006 to 5.0% for the third quarter of 2007. Our margins primarily improved as we increased the percentage of higher margin service and replacement business in 2007 as compared to 2006.
Refrigeration
     The following table details our Refrigeration segment’s net sales and profit for the third quarter of 2007 and 2006 (dollars in millions):

	Third Quarter
	2007	2006	Difference	% Change
Net sales	$157.5	$137.3	$20.2	14.7%
Profit	17.8	13.8	4.0	29.0
% of net sales	11.3%	10.1%
     Net sales in our Refrigeration segment increased $20.2 million, or 14.7%, to $157.5 million for the third quarter of 2007 from $137.3 million in the prior year. Increases in unit volumes in our European, Australian, and South American operations offset a slight decrease in our domestic unit volumes. Our international operations’ unit volumes increased due to favorable economic conditions and export growth. Increased prices contributed to the increase in sales, particularly in our domestic operations. Price increases were implemented as the result of rising commodity and component costs. The favorable impact of changes in foreign currency exchange rates increased net sales by $9.4 million.
     Segment profit in Refrigeration increased $4.0 million to $17.8 million for the third quarter of 2007 from $13.8 million for the prior year quarter. Segment profit margins increased to 11.3% in 2007 compared to 10.1% in 2006. The increase in segment profit is primarily due to the increase in unit volumes in international markets and price increases effectively offsetting higher commodity and component costs.
Corporate and Other
     Corporate and other costs were slightly higher at $23.4 million for the third quarter of 2007 compared to $21.2 million for the third quarter of 2006. 2007 expenses increased primarily due to a one-time executive retirement pension settlement charge that was partially offset by lower professional fees.

Year-to-Date Through September 30, 2007 Compared to Year-to-Date Through September 30, 2006 – Consolidated Results
Net Sales
     Year-to-date net sales increased $21.4 million, or 0.8%, to $2,863.1 million in 2007 from $2,841.7 million in 2006. The increase in net sales was due to increased volumes and favorable price and product mix changes in our Commercial Heating & Cooling, Service Experts, and Refrigeration segments, as well as a favorable impact of changes in foreign currency exchange rates of $44.4 million. Net sales decreased in our Residential Heating & Cooling segment largely due to decreased demand in the residential new construction market.
Gross Profit
     Year-to-date gross profit was $787.3 million in 2007 compared to $736.2 million in 2006, an increase of $51.1 million. Gross profit margin increased to 27.5% for 2007 compared to 25.9% for 2006 due to favorable sales mix changes and volume increases. Price increases partially offset increases in commodity and component costs.
Selling, General and Administrative Expenses
     Year-to-date SG&A expenses decreased to $582.7 million in 2007 compared to $589.9 million in 2006. As a percentage of total net sales, SG&A expenses were 20.4% for 2007 and 20.8% for 2006. Year-over-year reductions in unit volumes decreased volume related selling expenses included in SG&A expenses. Additionally, cost management and cost reduction initiatives had a favorable impact on SG&A expenses in the first nine months of 2007 as compared to the prior year. These savings in SG&A expenses were partially offset by a one-time pension settlement charge of $3.9 million recorded in the third quarter of 2007 related to the retirement of our former chief executive officer.
(Gains), Losses and Other Expenses, Net
     Year-to-date (gains), losses and other expenses, net were $(5.2) million in 2007 and $(47.3) million in 2006 and included the following (in millions):

	Year-to-Date September 30,
	2007	2006
Realized gains on settled futures contracts not designated as cash flow hedges	$(3.1)	$(52.3)
Unrealized losses on unsettled futures contracts not designated as cash flow hedges	0.9	5.3
Ineffective portion of losses on cash flow hedges	0.1	—
Foreign currency exchange gains	(3.7)	—
Other items, net	0.6	(0.3)

(Gains), losses and other expenses, net	$(5.2)	$(47.3)

     Realized and unrealized gains on settled futures contracts not designated as cash flow hedges decreased as we had fewer futures contracts not designated as cash flow hedges in the first nine months of 2007 compared to the same period in 2006. Beginning in the fourth quarter of 2006, futures contracts entered into that met established accounting criteria were formally designated as cash flow hedges. For more information see Note 15 in the Notes to our Consolidated Financial Statements.
Restructuring Charges
     We recognized $14.2 million and $13.1 million in year-to-date restructuring charges in 2007 and 2006, respectively. In 2007 we incurred restructuring charges of $2.4 million related to the consolidation of our Hearth Products operations, $7.7 million related to the reorganization of our corporate administrative function and $3.2 million related to the Allied Air Enterprises Consolidation. Charges recognized in 2006 primarily related to the Allied Air Enterprises Consolidation, which was substantially completed during the first quarter of 2007.
Equity in Earnings of Unconsolidated Affiliates
     Investments in affiliates in which we do not exercise control but have significant influence are accounted for using the equity method of accounting. Year-to-date equity in earnings of unconsolidated affiliates increased by $1.4 million to $8.9 million in 2007 as compared to $7.5 million in 2006. The increase was due to the performance of our unconsolidated affiliates.
Interest Expense, Net
     Year-to-date interest expense, net, increased by $1.2 million to $4.8 million in 2007 from $3.6 million in 2006. The higher net interest expense was due primarily to an increase in interest expense and a decrease in interest income earned. Interest expense increased due to higher debt balances as the result of our share repurchases. Interest income decreased due to lower average investment balances and lower rates in 2007 as compared to 2006.
Provision for Income Taxes
     The year-to-date provision for income taxes was $69.3 million in 2007 compared to $59.4 million in 2006. The year-to-date effective tax rate was 34.8% and 32.2% for 2007 and 2006, respectively. Our effective rates differ from the statutory federal rate of 35% for certain items, such as a $3.2 million benefit in 2007 from a change in estimated gain from the prior year, state and local taxes, non-deductible expenses, foreign operating losses for which no tax benefits have been recognized and foreign taxes at rates other than 35%.
Year-to-Date Through September 30, 2007 Compared to Year-to-Date Through September 30, 2006 – Results by Segment
     The key performance indicators of our segments’ profitability are net sales and operational profit. We define segment profit (loss) as a segment’s income (loss) from continuing operations before income taxes included in the accompanying Consolidated Statements of Operations excluding (gains), losses and other expenses, net; restructuring charges; goodwill impairment; interest expense, net; and other expense (income), net; less (plus) realized gains (losses) on settled futures contracts not designated as cash flow hedges and the ineffective portion of settled cash flow hedges; and less (plus) foreign currency exchange gains (losses).
Residential Heating & Cooling
     The following table details our Residential Heating & Cooling segment’s year-to-date net sales and profit for 2007 and 2006 (dollars in millions):

	Year-to-Date
	September 30,
	2007	2006	Difference	% Change
Net sales	$1,315.5	$1,464.2	$(148.7)	(10.2)%
Profit	143.2	168.7	(25.5)	(15.1)
% of net sales	10.9%	11.5%
     Year-to-date net sales in our Residential Heating & Cooling segment decreased $148.7 million, or 10.2%, to $1,315.5 million in 2007 from $1,464.2 million in 2006. Net sales decreased primarily due to reduced unit volumes attributable to the U.S. residential new construction market. Unit volumes have generally been lower across the residential HVAC industry in 2007 as compared to 2006 due to softness in the U.S. residential new construction market. We believe the decrease in our unit volumes is consistent with industry trends. The decrease in net sales attributable to lower unit volumes was partially offset by an increase in sales prices implemented as a result of higher commodity and component costs.
     Year-to-date segment profit in Residential Heating & Cooling decreased 15.1% to $143.2 million in 2007 from $168.7 million in 2006. Segment profit margins declined from 11.5% for 2006 to 10.9% for 2007. The decrease in segment profit was primarily driven by a decrease in unit volumes. Adjustments to failure rates for products we no longer manufacture and the higher cost of claims increased our warranty costs. Favorable price changes partially offset the decrease in segment profit. Lower sales volumes resulted in a reduction of our freight and commission expenses. Additionally, our cost saving initiatives helped to reduce SG&A expenses.
Commercial Heating & Cooling
     The following table details our Commercial Heating & Cooling segment’s year-to-date net sales and profit for 2007 and 2006 (dollars in millions):

	Year-to-Date
	September 30,
	2007	2006	Difference	% Change
Net sales	$650.6	$554.1	$96.5	17.4%
Profit	76.6	53.2	23.4	44.0
% of net sales	11.8%	9.6%
     Year-to-date net sales in our Commercial Heating & Cooling segment increased $96.5 million, or 17.4%, to $650.6 million in 2007 from $554.1 million in 2006. The increase in net sales was primarily due to favorable price and product mix changes in our domestic operations as customer demand increased for our high-efficiency rooftop units. The favorable impact of the change in foreign currency exchange rates increased net sales by $15.3 million.
     Year-to-date segment profit in Commercial Heating & Cooling increased 44.0% to $76.6 million in 2007 from $53.2 million in 2006. As a percentage of net sales, segment profit increased from 9.6% for 2006 to 11.8% for 2007. An increase in demand in our international markets combined with price increases and a favorable product mix shift in our domestic operations has improved segment profit. Additionally, the strategic initiatives related to our Commercial Regional Distribution Network in North America helped to lower freight costs and further contributed to the Commercial Heating & Cooling segment’s year over year increase in profits.
Service Experts
     The following table details our Service Experts segment’s year-to-date net sales and profit for 2007 and 2006 (dollars in millions):

	Year-to-Date
	September 30,
	2007	2006	Difference	% Change
Net sales	$512.0	$492.8	$19.2	3.9%
Profit	18.4	10.2	8.2	80.4
% of net sales	3.6%	2.1%
     Year-to-date net sales in our Service Experts segment increased $19.2 million, or 3.9%, to $512.0 million in 2007 from $492.8 million in 2006. The increase in net sales primarily relates to favorable changes in the mix of our sales and services. Residential sales in our Canadian operations increased in 2007 as compared to 2006 in both residential service and replacement and residential new construction due to favorable market conditions. Additionally, 2007 year-to-date net sales increased in our U.S. operations. As a percentage of total sales, U.S. residential service and replacement sales increased year over year, offsetting a decrease in sales caused by the decline in residential new construction sales.
     Year-to-date segment profit in Service Experts increased $8.2 million to $18.4 million in 2007 from $10.2 million in 2006. As a percentage of net sales, segment profit increased from 2.1% for 2006 to 3.6% for 2007. The improvement in our margins was primarily caused by a favorable change in sales and service mix as a larger percentage of our sales came from higher margin service and replacement business in 2007 as compared to 2006 coupled with an increase in sales volumes. We incurred higher commissions expense in 2007 related to the increase in residential service and replacement sales.
Refrigeration
     The following table details our Refrigeration segment’s year-to-date net sales and profit for 2007 and 2006 (dollars in millions):

	Year-to-Date
	September 30,
	2007	2006	Difference	% Change
Net sales	$450.1	$394.6	$55.5	14.1%
Profit	46.6	40.2	6.4	15.9
% of net sales	10.4%	10.2%

     Year-to-date net sales in our Refrigeration segment increased $55.5 million, or 14.1%, to $450.1 million in 2007 from $394.6 million in 2006. The Refrigeration segment’s sales increase was primarily due to an increase in volumes in Europe, Australia, and Brazil. Favorable market conditions in Europe and Australia and an increase in exports in South America improved our foreign operations’ unit volumes. Additionally, increased prices resulting from an increase in commodity and component costs contributed to higher sales. The favorable impact of the change in foreign currency exchange rates increased net sales by $23.3 million.
     Year-to-date segment profit in our Refrigeration segment increased $6.4 million to $46.6 million in 2007 from $40.2 million in 2006. Segment profit margins increased to 10.4% for 2007 from 10.2% for 2006. Increases in sales volumes increased segment profit. However, a change in the product mix and geographic mix of our sales generated more sales of products with lower margins during the first half of the year. Additionally, higher commodity and component costs that were not fully offset by price increases lowered profit margins. Lower expenses from cost reduction initiatives were offset by costs associated with expanding our international operations, including our strategic growth initiatives in Asia.
Corporate and Other
     Corporate and other’s year-to-date costs decreased from $66.5 million in 2006 to $64.2 million in 2007. The decrease primarily resulted from a reduction in professional fees partially offset by a one-time executive retirement pension settlement charge.
Liquidity and Capital Resources
     Our working capital and capital expenditure requirements are generally met through internally generated funds, bank lines of credit and a revolving period asset securitization arrangement. Working capital needs are generally greater in the first and second quarter due to the seasonal nature of our business cycle.
     As of September 30, 2007, our debt-to-total-capital ratio was 15.6%, up from 12.7% as of September 30, 2006, primarily due to an incremental $40.6 million of debt in 2007. Higher debt was primarily due to the repurchase of approximately 5.4 million shares of our common stock for $179.8 million since September 30, 2006 under the 2005 Share Repurchase Plan and the 2007 Share Repurchase Plan.
     The following table summarizes our year-to-date cash activity for 2007 and 2006 (in millions):

	Year-to-Date
	September 30,
	2007	2006
Net cash provided by operating activities	$110.5	$84.8
Net cash used in investing activities	(69.0)	(54.4)
Net cash used in financing activities	(101.4)	(137.1)
Net Cash Provided by Operating Activities
     Year-to-date cash provided by operating activities in 2007 was $110.5 million compared to $84.8 million in 2006. The primary reason for the increase in cash provided by operating activities was a change in inventory from an increase of $45.1 million in 2007 compared to an increase of $96.9 million in 2006. Inventory increased in the first nine months of 2007 due to a normal seasonal increase. However, inventory increased more in the first nine months of 2006 primarily due to (i) a planned increase in finished goods to manage through the Allied Air Enterprises Consolidation, (ii) increased costs of 13 SEER units during the 2006 transition, and (iii) increasing commodity costs impacting raw material inventory costs during the first nine months of 2006. The impact of the inventory improvement was partially offset by an increase in accounts receivable of $111.3 million in 2007 compared to $93.3 million in 2006. The increase in accounts receivable was primarily due to increased sales in the third quarter as well as geographic and customer mix. Our third quarter sales were modestly higher in 2007 as compared to 2006.
Net Cash Used in Investing Activities
     Year-to-date net cash used in investing activities was $69.0 million in 2007 compared to $54.4 million in

2006. Capital expenditures of $44.5 million and $49.8 million in 2007 and 2006, respectively, were primarily for purchases of production equipment in our Residential Heating & Cooling and Commercial Heating & Cooling segments. We made net short-term investments in debt securities of $25.0 million in 2007.
Net Cash Used in Financing Activities
     Year-to-date net cash used in financing activities was $101.4 million in 2007 compared to $137.1 million in 2006. We paid a total of $35.0 million in dividends on our common stock in the first nine months of 2007 compared to $31.2 million during the same period in 2006. The increase in cash dividends paid was attributable to an increase in the quarterly cash dividend from $0.11 to $0.13 per share of common stock, effective as of the dividend paid on January 12, 2007. Year-to-date net short-term and revolving long-term borrowings totaled approximately $51.3 million in 2007 as compared to $(0.7) million in 2006. During the first nine months of 2007, we used approximately $150.5 million to repurchase 4,284,100 shares of our common stock. Such repurchases were made primarily under the 2005 Stock Repurchase Plan and the 2007 Stock Repurchase Plan.
     The following table summarizes our outstanding debt obligations as of September 30, 2007 and the classification in the accompanying Consolidated Balance Sheet (in millions):

	Short-	Current	Long-Term
Description of Obligation	Term Debt	Maturities	Maturities	Total
Domestic promissory notes	$—	$61.1	$46.1	$107.2
Domestic revolving credit facility	—	—	48.5	48.5
Other foreign obligations	3.8	0.2	0.8	4.8

Total Debt	$3.8	$61.3	$95.4	$160.5

     As of September 30, 2007, we had outstanding long-term debt obligations totaling $156.7 million, including $61.3 million of current maturities. The amount outstanding consisted primarily of outstanding domestic promissory notes with an aggregate principal outstanding of $107.2 million. The promissory notes mature at various dates through 2010 and have interest rates ranging from 6.73% to 8.00%.
     As of September 30, 2007, we had a domestic revolving credit facility with a borrowing capacity of $400.0 million, of which $48.5 million was borrowed and outstanding and $92.1 million was committed to standby letters of credit. Of the remaining $259.4 million, the entire amount was available for future borrowings after consideration of covenant limitations. The facility matures in July 2010. The facility contains certain financial covenants and bears interest at a rate equal to, at our option, either (a) the greater of the bank’s prime rate or the federal funds rate plus 0.5% or (b) the London Interbank Offered Rate plus a margin equal to 0.475% to 1.20% depending upon the ratio of total funded debt-to-adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”), as defined in the facility. We pay a facility fee, depending upon the ratio of total funded debt to Adjusted EBITDA, equal to 0.15% to 0.30% of the capacity. The facility includes restrictive covenants that limit our ability to incur additional indebtedness, encumber our assets, sell our assets and make certain payments, including amounts for share repurchases and dividends.
     Our domestic revolving and term loans contain certain financial covenant restrictions. As of September 30, 2007, we believe we were in compliance with all covenant requirements. Our facility and promissory notes are guaranteed by our material subsidiaries.
     We have additional borrowing capacity through several foreign facilities governed by agreements between us and a syndicate of banks, used primarily to finance seasonal borrowing needs of our foreign subsidiaries. We had $4.8 million of obligations outstanding through our foreign subsidiaries as of September 30, 2007.
     As of September 30, 2007, $18.0 million of cash and cash equivalents was restricted primarily due to routine lockbox collections and letters of credit issued with respect to the operations of our captive insurance subsidiary, which expire on December 31, 2007. These letter of credit restrictions can be transferred to our revolving lines of credit as needed.
     On October 12, 2007, we entered into a $650 million Third Amended and Restated Revolving Credit Facility Agreement (the “Credit Agreement”) with Bank of America, N.A., as administrative agent, swingline lender and issuing bank (the “Administrative Agent”), JPMorgan Chase Bank, N.A. and Wachovia Bank, National Association, as co-syndication agents, and the lenders party thereto. The Credit Agreement replaces our previous domestic revolving credit facility, the Second Amended and Restated Credit Facility Agreement, dated as of July

8, 2005, among us, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, and the lenders named therein.
     The Credit Agreement provides for an unsecured $650 million revolving credit facility that matures on October 12, 2012. The revolving credit facility includes a subfacility for swingline loans of up to $50 million and provides for the issuance of letters of credit for the full amount of the credit facility. The revolving loans bear interest at either (i) the Eurodollar rate plus a margin of between 0.5% and 1% that is based on the Company’s Debt to Adjusted EBITDA Ratio (as defined in the Credit Agreement) or (ii) the higher of (a) the Federal Funds Rate plus 0.5% and (b) the prime rate set by Bank of America, N.A. We may prepay the revolving loans at any time without premium or penalty, other than customary breakage costs in the case of Eurodollar loans.
     We will pay a facility fee in the range of 0.125% to 0.25% based on our Debt to Adjusted EBITDA Ratio. We will also pay a letter of credit fee in the range of 0.5% to 1% based on our Debt to Adjusted EBITDA Ratio.
     The Credit Agreement contains financial covenants relating to leverage and interest coverage. Other covenants contained in the Credit Agreement restrict, among other things, mergers, asset dispositions, guarantees, debt, liens, acquisitions, investments, affiliate transactions and our ability to make restricted payments.
     The Credit Agreement contains customary events of default. If any event of default occurs and is continuing, lenders with a majority of the aggregate commitments may require the Administrative Agent to terminate our right to borrow under the Credit Agreement and accelerate amounts due under the Credit Agreement (except for a bankruptcy event of default, in which case such amounts will automatically become due and payable and the lenders’ commitments will automatically terminate).
     Our obligations under the Credit Agreement are guaranteed by certain of our material domestic subsidiaries, including Lennox Industries Inc., Allied Air Enterprises Inc., Service Experts Inc. and Lennox Global Ltd.
     On July 25, 2007, we announced that our Board of Directors approved a new share repurchase plan for $500 million, pursuant to which we plan to repurchase shares of our common stock through open market purchases. Based on the closing price of our common stock on July 24, 2007, a $500 million repurchase would represent over 20% of our market capitalization. We currently intend to fund the stock repurchases through a combination of cash from operations and third party borrowings and to fully execute the repurchase by the end of the third quarter of 2008. The 2007 Share Repurchase Plan terminates and replaces the 2005 Share Repurchase Plan.
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
Off-Balance Sheet Arrangements
     In addition to the revolving and term loans described above, we utilize the following financing arrangements in the course of funding our operations:
•	Trade accounts receivable are sold on a non-recourse basis to third parties. The sales are reported as a reduction of Accounts and Notes Receivable, Net in the Consolidated Balance Sheets. As of September 30, 2007 and December 31, 2006, respectively, we had not sold any of such accounts receivable. If receivables are sold, the related discount from face value is included in Selling, General and Administrative Expense in the Consolidated Statements of Operations.

•	We also lease real estate and machinery and equipment pursuant to leases that, in accordance with Generally Accepted Accounting Principles, are not capitalized on the balance sheet, including high-turnover equipment such as automobiles and service vehicles and short-lived equipment such as personal computers.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Our results of operations can be affected by changes in exchange rates. Net sales and expenses in foreign currencies are translated into United States dollars for financial reporting purposes based on the average exchange rate for the period. Net sales from outside the United States represented 26.4% and 22.6% and 25.6% and 21.4% of total net sales for the third quarter ended and year-to-date through September 30, 2007 and 2006, respectively. Historically, foreign currency transaction gains (losses) have not had a material effect on our overall operations. The impact of a 10% change in exchange rates on income from operations is estimated to be approximately $6.4 million on an annual basis.
     We enter into commodity futures contracts to stabilize prices expected to be paid for raw materials and parts containing high copper and aluminum content. These contracts are for quantities equal to or less than quantities expected to be consumed in future production. As of September 30, 2007, we had metal futures contracts maturing at various dates through February 2009 with a fair value as an asset of $11.3 million. The impact of a 10% change in commodity prices would have a significant impact on our results from operations on an annual basis, absent any other contravening actions.
     Our results of operations can be affected by changes in interest rates due to variable rates of interest on our revolving credit facilities. A 10% change in interest rates would not be material to our results of operations.
Item 4. Controls and Procedures.
Disclosure Controls and Procedures
     We carried out an evaluation, under the supervision and with the participation of our current management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2007 in alerting them in a timely manner to material information required to be disclosed by us in the reports we filed or submitted to the Securities and Exchange Commission under the Securities Exchange Act of 1934.
Changes in Internal Control Over Financial Reporting
     During the quarter ended September 30, 2007, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     There have been no significant changes concerning our legal proceedings since June 30, 2007.
     See Note 16 in the Notes to the Consolidated Financial Statements set forth in Part I, Item 1, of this Quarterly Report on Form 10-Q for additional discussion regarding our legal proceedings.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES (1)

				Approximate
			Total Number of	Dollar Value of
			Shares Purchased	Shares that may
	Total Number	Average Price Paid	as Part of Publicly	yet be Purchased
	of Shares	per Share	Announced Plans	Under the Plans or
Period	Purchased (2)	(including fees) (2)	or Programs (1)	Programs (1)
July 1 through July 31	12,385	$34.49	—	$500,000,000

August 1 through August 31	2,254,753	$34.46	2,252,400	$422,396,682

September 1 through September 30	777,901	$34.41	773,700	$395,780,523

	3,045,039	$34.44	3,026,100

AOC Restructuring (3)	2,695,770

Total	5,740,809

(1)	On July 25, 2007, we announced that our Board of Directors approved a new share repurchase plan for $500 million, pursuant to which we plan to repurchase shares of our common stock, par value $.01 per share, through open market-purchases (the “2007 Share Repurchase Plan”). The 2007 Share Repurchase Plan terminates and replaces the share repurchase plan approved by our Board of Directors in September 2005 (the “2005 Share Repurchase Plan”). In addition, on August 3, 2007, we entered into a written trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “10b5-1 Plan”), to facilitate share repurchases under the 2007 Share Repurchase Plan. The 10b5-1 Plan became effective on September 4, 2007 and will terminate on February 8, 2008. Prior to July 25, 2007, we had repurchased 7,615,041 shares of common stock under the 2005 Share Repurchase Plan.

(2)	In addition to purchases under the 2005 Share Repurchase Plan and 2007 Share Repurchase Plan, this column reflects the surrender to us of 18,939 shares of common stock to satisfy tax withholding obligations in connection with the exercise of stock appreciation rights.

(3)	We acquired 2,695,770 shares of our common stock owned by members of A.O.C. Corporation in exchange for 2,239,563 newly issued common shares. The transaction reduced the number of outstanding shares of our common stock by 456,207 shares at minimal cost to us. For more information see Note 19 in the Notes to our Consolidated Financial Statements.
Item 5. Other Information.
     To streamline our management structure, we have made the decision to eliminate the position of Executive Vice President, IT and Business Development, currently held by Linda A. Goodspeed. Accordingly, on October 26, 2007, we informed Ms. Goodspeed that we will not renew her existing employment agreement which presently expires on December 31, 2007. We do not expect any charges related to her existing employment agreement to be material to our financial statements.
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

LENNOX INTERNATIONAL INC.
Date: October 31, 2007	/s/ Susan K. Carter
Susan K. Carter
Chief Financial Officer (on behalf of registrant and as principal financial officer)