Form 10-K
period 2007-12-31
LENNOX INTERNATIONAL INC
filed 2008-02-28
CIK 1069202

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-15149
Lennox International Inc.
(Exact name of Registrant as specified in its charter)

Delaware	42-0991521
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2007, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $2,147,127,000 based on the closing price of the registrant’s common stock on the New York Stock Exchange on such date. Common stock held by non-affiliates excludes common stock held by the registrant’s executive officers, directors and stockholders whose ownership exceeds 5% of the common stock outstanding at June 30, 2007. As of February 1, 2008, there were 60,560,564 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2008 Annual Meeting of Stockholders to be held on May 15, 2008 are incorporated by reference into Part III of this report.

LENNOX INTERNATIONAL INC.

FORM 10-K
For the Fiscal Year Ended December 31, 2007

INDEX

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

Shown below are our four business segments, the key products and brand names within each segment and 2007 net sales by segment. Segment financial data for 2007, 2006 and 2005, including financial information about foreign and domestic operations, is included in Note 20 of the Notes to our Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” and is incorporated herein by reference.

			2007 Net Sales
Segment	Products/Services	Brand Names	(In millions)

Residential Heating & Cooling	Furnaces, air conditioners, heat pumps, packaged heating and cooling systems, indoor air quality equipment, pre-fabricated fireplaces, freestanding stoves	Lennox, Armstrong Air, Ducane, Aire-Flo, AirEase, Concord, Magic-Pak, Advanced Distributor Products, Superior, Whitfield, Country Stoves, Security Chimneys	$1,669.6
Commercial Heating & Cooling	Unitary heating and air conditioning equipment, applied systems	Lennox, Allied Commercial	875.0
Service Experts	Sales, installation and service of residential and light commercial heating and cooling equipment	Service Experts, various individual service center names	681.5
Refrigeration	Chillers, condensing units, unit coolers, fluid coolers, air cooled condensers, air handlers	Bohn, Larkin, Climate Control, Chandler Refrigeration, Heatcraft Worldwide Refrigeration, Friga-Bohn, HK Refrigeration, Kirby, Lovelocks, Frigus-Bohn	607.7
Eliminations			(84.1)

		Total	$3,749.7

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

Products and Services

Residential Heating & Cooling

Heating & Cooling Products.  We manufacture and market a broad range of furnaces, air conditioners, heat pumps, packaged heating and cooling systems, accessories to improve indoor air quality, replacement parts and related products for both the residential replacement and new construction markets in the U.S. and Canada. These products are available in a variety of designs and efficiency levels and at a range of price points, and are intended to provide a complete line of home comfort systems. We believe that by maintaining a broad product line marketed under multiple brand names we can address different market segments and penetrate multiple distribution channels.

The “Lennox” and “Aire-Flo” brands are sold directly to a network of approximately 7,000 installing dealers, making us one of the largest wholesale distributors of residential heating and air conditioning products in North America. The “Armstrong Air,” “Ducane,” “AirEase,” “Concord,” “Magic-Pak” and “Advanced Distributor Products” brands are sold through third party distributors.

Our Advanced Distributor Products operation builds evaporator coils and air handlers under the “Advanced Distributor Products” brand, as well as the “Lennox,” “Armstrong Air,” “AirEase,” “Concord” and “Ducane” brands. In addition to supplying us with components for our heating and cooling systems, Advanced Distributor Products produces evaporator coils to be used in connection with competitors’ heating and cooling products as an alternative to such competitors’ brand name components. We have achieved a significant share of the market for evaporator coils through the application of technological and manufacturing skills and customer service capabilities.

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

Commercial Heating & Cooling

North America.  In North America, we sell unitary heating and cooling equipment used in light commercial applications, such as low-rise office buildings, restaurants, retail centers, churches and schools, as opposed to larger applied systems. Our product offerings for these applications include rooftop units ranging from two to 50 tons of cooling capacity and split system/air handler combinations, which range from 1.5 to 20 tons. These products are distributed primarily through commercial contractors and directly to national account customers. We believe the success of our products is attributable to their efficiency, design flexibility, low life cycle cost, ease of service and advanced control technology.

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

Service Experts

Approximately 120 Company-owned Service Experts dealer service centers provide installation, preventive maintenance, emergency repair and replacement of heating and cooling systems directly to residential and light commercial customers in metropolitan areas in the U.S. and Canada. In connection with these services, we sell a wide range of our manufactured equipment, parts and supplies, and third party branded products. We focus primarily on service and replacement opportunities, which we believe are more stable and profitable than new construction in our Service Experts segment. We use a portfolio of management procedures and best practices, including standards of excellence for customer service, a training program for new general managers, common information technology systems and financial controls, regional accounting centers and an inventory management program designed to enhance the quality, effectiveness and profitability of operations.

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

International.  In international markets, we manufacture and market refrigeration products including condensing units, unit coolers, air-cooled condensers, fluid coolers, compressor racks and small chillers. We have manufacturing locations in Europe, Australia, Brazil and China. We also own a 50% common stock interest in a joint venture in Mexico that produces unit coolers and condensing units of the same design and quality as those manufactured by us in the U.S. This venture produces a smaller range of products, and therefore the product line is complemented with imports from the U.S., which are sold through the joint venture’s distribution network. We also own a 13.05% common stock interest in a manufacturer in Thailand that produces compressors for use in our products and for other HVACR customers as well.

Business Strategy

Our business strategy is to sustain and expand our premium position through organic growth and acquisition initiatives while increasing our focus on cost reductions to drive margin expansion and support growth into other business segments. This strategy is supported by five strategic priorities that are underlined by our values and our people. The five strategic priorities include:

Innovative Product and System Solutions

In all of our markets, we are continually renewing our heritage of innovation by developing commercial, residential, and refrigeration products that give business owners and families more precise control over more aspects of their indoor environments, while significantly lowering their energy costs.

Manufacturing and Sourcing Excellence

We maintain our commitment to manufacturing and sourcing excellence by driving low cost assembly through rationalization of our facilities and product lines, maximizing factory efficiencies, and leveraging our purchasing power and sourcing initiatives to expand the use of low cost components.

Distribution Excellence

By investing resources in expanding our network of physical distribution points, we are making products available to our customers in a timely, cost-efficient manner. Additionally, we are providing enhanced dealer support through the use of technology, training and advertising and merchandising.

Geographical Expansion

We are growing our international presence by extending our successful domestic business model and product knowledge into developing international markets.

Expense Reduction

Through our focus on cost management initiatives, we are lowering our operating, manufacturing, and administrative expenses.

Marketing and Distribution

We utilize multiple channels of distribution and offer different brands at various price points in order to better penetrate the HVACR markets. Our products and services are sold through a combination of distributors, independent and company-owned dealer service centers, other installing contractors, wholesalers, manufacturers’ representatives, original equipment manufacturers and to national accounts. Dedicated sales forces and manufacturers’ representatives are deployed across our business segments and brands in a manner designed to maximize their ability to service a particular distribution channel. To optimize enterprise-wide effectiveness, we have active cross-functional and cross-organizational teams coordinating approaches to pricing, product design, distribution and national account customers.

An example of the competitive strength of our marketing and distribution strategy is in the North American residential heating and cooling market in which we use three distinctly different distribution approaches: the one-step distribution system, the two-step distribution system and sales made directly to end-users. We distribute our “Lennox” and “Aire-Flo” brands in a one-step process directly to dealers that install these heating and cooling products and in some cases we sell “Lennox” commercial products directly to national account customers. We distribute our “Armstrong Air,” “Ducane,” “AirEase,” “Concord,” Magic-Pak” and “Advanced Distributor Products” brands through the traditional two-step distribution process pursuant to which we sell our products to distributors who, in turn, sell the products to installing contractors. In addition, we provide heating and cooling products and services directly to consumers through Company-owned Service Experts dealer service centers.

Over the years, the “Lennox” brand has become synonymous with “Dave Lennox,” a highly recognizable advertising icon in the heating and cooling industry. The “Dave Lennox” image is utilized in mass media advertising, as well as in numerous locally produced dealer advertisements, open houses and trade events.

Manufacturing

We operate manufacturing facilities in the U.S. and international locations. We have embraced lean-manufacturing principles, a manufacturing philosophy which reduces waste in manufactured products by shortening the timeline between the customer order and delivery, accompanied by initiatives to achieve high product quality across our manufacturing operations. In our facilities most impacted by seasonal demand, we manufacture both heating and cooling products to balance seasonal production demands and maintain a relatively stable labor force. We are generally able to hire temporary employees to meet changes in demand.

Strategic Sourcing

We rely on various suppliers to furnish the raw materials and components used in the manufacturing of our products. To maximize our buying effectiveness in the marketplace, our central strategic sourcing group consolidates required purchases of materials, components and indirect items across business segments. The goal of the strategic sourcing group is to develop global strategies for a given component group, concentrate purchases with three to five suppliers and develop long term relationships with these vendors. There are often several alternative suppliers for our key raw material and component needs. By developing these strategies and relationships, we leverage our material spend to our stockholders’ advantage. Compressors, motors and controls constitute our most significant component purchases, while steel, copper and aluminum account for the bulk of our raw material purchases. We own equity interests in joint ventures that manufacture compressors. These joint ventures provide us with compressors for our residential, commercial, and refrigeration businesses.

Our centrally led supplier development group works with selected suppliers to improve their costs, quality, and delivery performance. We seek to accomplish this by employing the same business excellence tools utilized by our four business segments to drive improvements in the area of lean manufacturing and six sigma, a disciplined, data-driven approach and methodology for improving quality.

Research and Development and Technology

An important part of our growth strategy is continued investment in research and product development to both develop new products and make improvements to existing product lines. As a result, we spent an aggregate of $43.0 million, $42.2 million and $40.3 million on research and development during 2007, 2006 and 2005, respectively. We operate a global engineering organization that focuses on product development innovation and process improvements.

Intellectual property and innovative designs are leveraged across our businesses. We leverage product development cycle time improvement and product data management to drive key programs to market more rapidly. We use advanced, commercially available computer-aided design, computer-aided manufacturing, computational fluid dynamics and other sophisticated software to streamline the design and manufacturing processes and to run complex computer simulations before a working prototype is created.

We also operate a full line of metalworking equipment and advanced laboratories certified by applicable industry associations.

Seasonal Nature of Business

Our sales and related segment profit tend to be seasonally higher in the second and third quarters of the year because summer is the peak season for sales of air conditioning equipment and services in the U.S. and Canada.

Patents and Trademarks

We hold numerous patents that relate to the design and use of our products. We consider these patents important, but no single patent is material to the overall conduct of our business. Our policy is to obtain and protect patents whenever such action would be beneficial. We own or license several trademarks we consider important in the marketing of our products, including Lennox®, Armstrong Airtm, Ducanetm, Allied Commercialtm, Advanced Distributor Products®, Aire-Flo®, AirEase®, Concord®, Magic-Paktm, Superior®, Whitfield®, Earth Stovetm, Security Chimneystm, Country Stovestm, Service Experts®, Bohntm, Larkintm, Climate Controltm, Chandler Refrigeration®, Kirbytm, Heatcraft Worldwide Refrigerationtm, Lovelockstm, HK Refrigerationtm, Frigus-Bohntm and Friga-Bohntm. These trademarks have no fixed expiration date and we believe our rights in these trademarks are adequately protected.

Competition

Substantially all markets in which we participate are highly competitive. The most significant competitive factors we face are product reliability, product performance, service and price, with the relative importance of these factors varying among our businesses. In our Service Experts segment, we face competition from thousands of independent dealers, as well as dealers owned by utility companies. Listed below are some of the companies we view as significant competitors in the three other segments we serve, with relevant brand names, when different than the company name, shown in parentheses.

•	Residential Heating & Cooling — United Technologies Corp. (Carrier, Bryant, Tempstar, Comfortmaker, Heil, Arcoaire, Keeprite); Goodman Global, Inc. (Goodman, Amana); Trane, Inc.; Paloma Co., Ltd. (Rheem, Ruud); Johnson Controls, Inc. (York, Weatherking); Nordyne (Westinghouse, Frigidaire, Tappan, Philco, Kelvinator, Gibson); HNI Corporation (Heatilator, Heat-n-Glo); and CFM Corporation (Majestic).

•	Commercial Heating & Cooling — United Technologies Corp. (Carrier); Trane, Inc.; Johnson Controls, Inc. (York); AAON, Inc.; and Daikin Industries, Ltd. (McQuay).

•	Refrigeration — United Technologies Corp. (Carrier); Ingersoll-Rand Company Limited (Hussmann); Tecumseh Products Company; and Emerson Electric Co. (Copeland).

Employees

As of December 31, 2007, we employed approximately 15,000 employees, of whom approximately 5,000 were salaried and 10,000 were hourly. The number of hourly workers we employ may vary in order to match our labor needs during periods of fluctuating demand. Approximately 3,000 employees are represented by unions. We believe our relationships with our employees and with the unions representing our employees are generally good and we do not anticipate any material adverse consequences resulting from negotiations to renew any collective bargaining agreements.

Environmental Regulation

Our operations are subject to evolving and often increasingly stringent international, federal, state, and local laws and regulations concerning the environment. Environmental laws that affect or could affect our domestic operations include, among others, the National Appliance Energy Conservation Act of 1987, as amended (“NAECA”), the Energy Policy Act, the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act, the National Environmental Policy Act, the Toxic Substances Control Act, any regulations promulgated under these acts and various other international, federal, state and local laws and regulations governing environmental matters. We believe we are in substantial compliance with such existing environmental laws and regulations and do not expect that any compliance measures taken by us will have a material effect on our capital expenditures, earnings or competitive position in fiscal 2008.

Energy Efficiency.  We are subject to appliance efficiency regulations promulgated under NAECA and various state regulations concerning the energy efficiency of our products. As of January 23, 2006, all residential central air conditioners manufactured in the U.S. must comply with a minimum 13 seasonal energy efficiency rating, or “SEER,” standard under NAECA. We have successfully developed energy-efficient products that meet this standard. The U.S. Department of Energy recently revised the national residential furnace and boiler standards, which become effective for manufacturers on November 19, 2015. On December 19, 2007, federal legislation was enacted authorizing the U.S. Department of Energy to study the establishment of regional efficiency standards for furnaces and air conditioners. We anticipate that the U.S. Department of Energy will consider establishing regional standards for furnaces and air conditioners during future rulemakings. The U.S. Department of Energy is expected to commence its revision of the residential air conditioner and heat pump standards in 2008 with a likely effective date of 2014. We have established a process that we believe will allow us to offer new products that meet or exceed these new standards in advance of implementation. Similar new standards are being promulgated for commercial air conditioning and refrigeration equipment. We are actively involved in the development of these new standards and believe we are prepared to have compliant product in place in advance of the implementation of all such regulations being considered by the U.S. Department of Energy.

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

Remediation Activity.  In addition to affecting our ongoing operations, applicable environmental laws can impose obligations to remediate hazardous substances at our properties, at properties formerly owned or operated by us and at facilities to which we have sent or send waste for treatment or disposal. We are aware of contamination at some of our facilities; however, based on facts presently known, we do not believe that any future remediation costs at such facilities will be material to our results of operations. At one site located in Brazil, we are currently evaluating the remediation efforts that may be required by applicable environmental laws related to the release of certain hazardous materials. We currently believe that the release of the hazardous materials occurred over an extended period of time, including a time when we did not own the site. Extensive investigations have been performed and we plan to conduct additional assessments in 2008 in order to help determine the possible remediation activities that may be conducted at this site. Once the site assessments are completed and the possible remediation activities have been evaluated, we plan to commence remediation efforts, pending any required approvals by local governmental authorities. For more information see Note 19 in the Notes to our Consolidated Financial Statements.

In the past, we have received notices that we are a potentially responsible party along with other potentially responsible parties in Superfund proceedings under the Comprehensive Environmental Response, Compensation and Liability Act for cleanup of hazardous substances at certain sites to which the potentially responsible parties are alleged to have sent waste. Based on the facts presently known, we do not believe environmental cleanup costs associated with any Superfund sites where we have received notice that we are a potentially responsible party will be material.

European WEEE and RoHS Compliance.  In the European marketplace, electrical and electronic equipment is required to comply with the Directive on Waste Electrical and Electronic Equipment (“WEEE”) and the Directive on Restriction of Use of Certain Hazardous Substances (“RoHS”). WEEE aims to prevent waste by encouraging reuse and recycling and RoHS restricts the use of six hazardous substances in electrical and electronic products. All HVACR products and certain components of such products “put on the market” in the EU (whether or not manufactured in the EU) are potentially subject to WEEE and RoHS. Because all HVACR manufacturers selling within or from the EU are subject to the standards promulgated under WEEE and RoHS, we believe that neither WEEE nor RoHS uniquely impact us as compared to such other manufacturers. Similar directives are being introduced in other parts of the world, including the U.S. For example, California, China and Japan have all adopted unique versions of RoHS possessing similar intent. We are actively monitoring the development of such directives and believe we are well positioned to comply with such directives in the required time frames.

Available Information

Our web site address is www.lennoxinternational.com. We make available, free of charge through this web site, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission.

Certifications

We submitted the 2007 New York Stock Exchange (the “NYSE”) Annual CEO Certification regarding our compliance with the NYSE’s corporate governance listing standards to the NYSE on June 14, 2007.

The certifications of our Chief Executive Officer and Chief Financial Officer pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002 are filed and furnished, respectively, as exhibits to this Annual Report on Form 10-K.

Executive Officers of the Company

Our executive officers, their present positions and their ages are as follows:

Name	Age	Position

Todd M. Bluedorn	44	Chief Executive Officer
Harry J. Bizios	57	Executive Vice President and President and Chief Operating Officer, LII Commercial Heating & Cooling
Scott J. Boxer	57	Executive Vice President and President and Chief Operating Officer, Service Experts
Susan K. Carter	49	Executive Vice President and Chief Financial Officer
Mark R. Hogan	58	Executive Vice President, Engineering
David W. Moon	46	Executive Vice President and President and Chief Operating Officer, LII Worldwide Refrigeration
Daniel M. Sessa	43	Executive Vice President and Chief Human Resources Officer
William F. Stoll, Jr.	59	Executive Vice President, Chief Legal Officer and Secretary
Douglas L. Young	45	Executive Vice President and President and Chief Operating Officer, LII Residential Heating & Cooling
Roy A. Rumbough, Jr.	52	Vice President, Controller and Chief Accounting Officer

The following biographies describe the business experience of our executive officers:

Todd M. Bluedorn was appointed Chief Executive Officer and elected to our Board of Directors effective April 2, 2007. Mr. Bluedorn previously served as President, Americas — Otis Elevator Company since 2004. After beginning his career with McKinsey & Company in 1992, he accepted a position with United Technologies Corporation in 1995 as Director, Strategic Planning. He was appointed Vice President, North American Truck and Trailer — Carrier Corporation in 1996, and became Vice President, Southeast Asia Region for Carrier Corporation in 1998. In 2000, Mr. Bluedorn was named President, Hamilton Sundstrand Industrial and became President, North America — Commercial Heating, Ventilation and Air Conditioning for Carrier Corporation in 2001.

Harry J. Bizios was appointed Executive Vice President and President and Chief Operating Officer of our Commercial Heating & Cooling segment in October 2006. Mr. Bizios previously served as Vice President and General Manager, Worldwide Commercial Systems since 2005 and as Vice President and General Manager of Lennox North American Commercial Products from 2003 to 2005. Mr. Bizios began his career with us in 1976 as an industrial engineer at our manufacturing facility in Marshalltown, Iowa and was promoted to Production Manager in 1980 and Factory Manager in 1986. He was next promoted to Vice President of Operations at Armstrong Air Conditioning Inc., one of our former subsidiaries, in 1989. In 1991, Mr. Bizios was appointed Vice President of Manufacturing for Lennox Industries Inc., one of our subsidiaries, and served as Vice President and General Manager of Lennox Industries Commercial from June 1998 to 2003.

Scott J. Boxer joined us in 1998 as Executive Vice President, Lennox Global Ltd., one of our subsidiaries, and President, European Operations. He was appointed President of Lennox Industries Inc., one of our subsidiaries, in 2000 and was named President and Chief Operating Officer of our Service Experts segment in July 2003. Prior to joining us, Mr. Boxer spent 26 years with York International Corporation, a HVACR manufacturer, in various roles, including President, Unitary Products Group Worldwide, where he reported directly to the Chairman of that company and directed residential and light commercial heating and air conditioning operations worldwide. Mr. Boxer previously served as an Executive Board Member of the Air-Conditioning & Refrigeration Institute and is currently Chairman of the Board of Trustees of North American Technical Excellence, Inc. Mr. Boxer currently serves on the Board of Managers of The Weitz Company, Inc., a privately held corporation.

Susan K. Carter was appointed Executive Vice President and Chief Financial Officer in August 2004. Ms. Carter also served as Treasurer from August 2004 through September 2005. Prior to joining us, Ms. Carter was Vice President of Finance and Chief Accounting Officer of Cummins, Inc., a global power leader and manufacturer of engines, electric power generation systems, and engine-related products from 2002 to 2004. From 1996 to 2002, Ms. Carter served as Vice President and Chief Financial Officer of Transportation & Power Systems and held other senior financial management positions at Honeywell, Inc., formerly AlliedSignal, Inc. She also previously served in senior financial management positions at Crane Co. and DeKalb Corporation. Ms. Carter served on the Board of Directors of Lyondell Chemical Company through 2007.

Mark R. Hogan was appointed Executive Vice President, Engineering in July 2007. Previously, he served as Vice President, Engineering and Research for LII Worldwide Heating & Cooling since 2003 and as Vice President, Product Development and Research for Lennox Industries Inc., one of our subsidiaries, from 2000 to 2003. Dr. Hogan began his career in 1971 at Westinghouse Electric Corporation as a Senior Engineer in the fluid systems laboratory. From 1982 to 1984, he served as a Manager of the fluid systems laboratory. From 1984 to 1985, he served as a Product Manager for Air Handling and Noise Control for Carrier Corporation, becoming Program Manager for Aero-Acoustics and Vibration in 1985 and Director in 1991. Dr. Hogan moved to Director of Truck and Trailer Engineering for Carrier Traniscold in 1994, and became Vice President of Engineering in 1995. Prior to joining us in 2000, Dr. Hogan served as Vice President of Engineering at Carrier Refrigeration Operations from 1997 to 2000.

David W. Moon was appointed Executive Vice President and President and Chief Operating Officer of our Worldwide Refrigeration business in August 2006. Mr. Moon previously served as Vice President and General Manager of Worldwide Refrigeration, Americas Operations since July 2002. Prior to serving in that position, he served as Managing Director in Australia beginning in July 1999, where his responsibilities included heat transfer manufacturing and distribution, refrigeration wholesaling and manufacturing, and HVAC manufacturing and distribution in Australia and New Zealand. Mr. Moon originally joined us in 1998 as Operations Director, Asia Pacific. Prior to that time, Mr. Moon held various management positions at Allied Signal, Inc., Case Corporation, and Tenneco Inc. in the U.S., Hong Kong, Taiwan and Germany.

Daniel M. Sessa was appointed Executive Vice President and Chief Human Resources Officer in June 2007. Prior to joining us, Mr. Sessa served as Vice President, Human Resources for Otis Elevator Company — Americas from February 2005 to June 2007. From January 2004 to February 2005, Mr. Sessa served as Director, Employee Benefits and Human Resources Systems for United Technologies Corporation. He also previously served as Director, Human Resources for Pratt & Whitney from May 2002 to January 2004.

William F. Stoll, Jr. was appointed Executive Vice President, Chief Legal Officer and Secretary in March 2004. Prior to that time, Mr. Stoll served as Executive Vice President and Chief Legal Officer of Borden, Inc. from 1996 to 2003. Prior to his career with Borden, Inc., he worked for 21 years with Westinghouse Electric Corporation, becoming Vice President and Deputy General Counsel in 1993.

Douglas L. Young was appointed Executive Vice President and President and Chief Operating Officer of our Residential Heating & Cooling segment in October 2006. Mr. Young had previously served as Vice President and General Manager of North American Residential Products since 2003 and as Vice President and General Manager of Lennox North American Residential Sales, Marketing, and Distribution from August 1999 to 2003. Prior to his career with us, Mr. Young was employed in the Appliances division of General Electric (“GE”), where he held various management positions in sales, marketing, and international and consumer services, before serving as General Manager of Marketing for GE Appliance division’s $3 billion retail group from 1997 to 1999 and as General Manager of Strategic Initiatives in 1999.

Roy A. Rumbough, Jr. was appointed Vice President, Controller and Chief Accounting Officer in July 2006. Prior to joining us, Mr. Rumbough served as Vice President, Corporate Controller of Maytag Corporation (“Maytag”), a position he held since 2002. From 1998 to 2002, Mr. Rumbough served as Vice President Controller of Blodgett Corporation, a portfolio of food service equipment companies and former affiliate of Maytag. Mr. Rumbough’s career at Maytag spanned 17 years and included internal audit, financial planning and analysis, and business unit controller roles. Prior to his career at Maytag, Mr. Rumbough worked for Deloitte and Touche, LLP.

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

Cooler than Normal Summers and Warmer than Normal Winters May Depress Our Sales.

Demand for our products and for our services is strongly affected by the weather. Cooler than normal summers depress our sales of replacement air conditioning and refrigeration products and services and warmer than normal winters have the same effect on our heating products and services.

  We Use a Variety of Raw Materials and Components in Our Business and Price Increases or Significant Supply Interruptions Could Increase Our Operating Costs and/or Depress Sales.

In the manufacture of our products, we depend on raw materials, such as steel, copper and aluminum, and components purchased from third parties. We generally concentrate purchases for a given raw material or component with one or two suppliers. Although we believe there are alternative suppliers for all of our key raw material and component needs, if a supplier is unable or unwilling to meet our supply requirements, we could experience supply interruptions or cost increases, either of which could have an adverse effect on our gross profit. In addition, although we regularly pre-purchase a portion of our raw materials at fixed prices each year to hedge against price increases, a large increase in raw materials prices could significantly increase our cost of goods sold and negatively impact our margins if we are unable to effectively pass such price increases on to our customers. Alternatively, if we increase our prices in response to increases in the prices or quantities of raw materials or components we require or encounter significant supply interruptions, our competitive position could be adversely affected, which may result in depressed sales.

  We May Incur Substantial Costs as a Result of Warranty and Product Liability Claims Which Could Negatively Affect Our Profitability.

The development, manufacture, sale and use of our products involve risks of warranty and product liability claims. In addition, because we own installing heating and air conditioning dealers in the U.S. and Canada, we incur the risk of liability claims for the installation and service of heating and air conditioning products. Our product liability insurance policies have limits that, if exceeded, may result in substantial costs that would have an adverse effect on our future profitability. In addition, warranty claims are not covered by our product liability insurance and certain product liability claims may also not be covered by our product liability insurance.

For some of our HVAC products, we provide warranty terms ranging from one to 20 years to customers for certain components such as compressors or heat exchangers. For select products, we have provided lifetime warranties for heat exchangers. Warranties of such extended lengths pose a risk to us as actual future costs may exceed our current estimates of those costs. Warranty expense is recorded on the date that revenue is recognized and requires significant assumptions about what costs will be incurred in the future. We may be required to record material adjustments to accruals and expense in the future if actual costs for these warranties are different than our assumptions.

Our Business Could be Adversely Affected by an Economic Downturn.

Our business is affected by a number of economic factors, including the level of economic activity in the domestic and international markets in which we operate. Our sales in the residential and commercial new construction market correlate to the number of new homes and buildings that are built, which in turn is influenced by cyclical factors such as interest rates, inflation, availability of financing, consumer spending habits and confidence, employment rates and other macroeconomic factors over which we have no control. In the HVACR business, a decline in economic activity as a result of these cyclical or other factors typically results in a decline in new construction and replacement purchases, which could result in a decrease in our sales and profitability.

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

  Because a Significant Percentage of Our Workforce is Unionized, We Face Risks of Work Stoppages and Other Labor Relations Problems.

As of December 31, 2007, approximately 20% of our workforce was unionized. As we expand our operations, we may be subject to increased unionization of our workforce. While we believe our relationships with the unions representing our employees are generally good, the results of future negotiations with these unions and the effects of any production interruptions or labor stoppages could have an adverse effect on our financial results.

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

  Our International Operations Subject Us to Risks Associated with Foreign Currency Fluctuations and Changes in Local Government Regulation.

We earn revenues, pay expenses, own assets and incur liabilities in countries using currencies other than the U.S. dollar. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues, income and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, increases or decreases in the value of the U.S. dollar against other major currencies may affect our net operating revenues, operating income and the value of balance sheet items denominated in foreign currencies. Because of the geographic diversity of our operations, weaknesses in some currencies might be offset by strengths in others over time. However, we cannot assure that fluctuations in foreign currency exchange rates, particularly the strengthening of the U.S. dollar against major currencies, would not materially affect our financial results.

In addition to the currency exchange risks inherent in operating in foreign countries, our international sales and operations, including our purchases of raw materials from international suppliers, are subject to risks associated with changes in local government laws, regulations and policies, including those related to tariffs and trade barriers, investments, taxation, exchange controls, and employment regulations. Our international sales and operations are also sensitive to changes in foreign national priorities, including government budgets, as well as to political and economic instability. International transactions may involve increased financial and legal risks due to differing legal systems and customs in foreign countries. The ability to manage these risks could be difficult and may limit our operations and make the manufacture and sale of our products internationally more difficult, which could negatively affect our business and results of operations.

  Any Future Determination that a Significant Impairment of the Value of Our Goodwill Intangible Asset has Occurred Could Have a Material Adverse Effect on Our Results of Operations.

As of December 31, 2007, we had goodwill, net of accumulated amortization, of $262.8 million on our Consolidated Balance Sheet. Any future determination that a significant impairment of the value of goodwill has occurred would require a write-down of the impaired portion of unamortized goodwill to fair value, which would reduce our assets and stockholders’ equity and could have a material adverse effect on our results of operations.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following chart lists our principal domestic and international manufacturing, distribution and office facilities as of February 1, 2008 and indicates the business segment that uses such facilities, the approximate size of such facilities and whether such facilities are owned or leased:

Location	Segment	Approx. Sq. Ft.	Owned/Leased
		(In thousands)

Richardson, TX	Headquarters	311	Owned & Leased
Marshalltown, IA	Residential Heating & Cooling	1,300	Owned & Leased
Blackville, SC	Residential Heating & Cooling	375	Owned
Orangeburg, SC	Residential Heating & Cooling	559	Owned
Columbia, SC	Residential Heating & Cooling	63	Leased
Grenada, MS	Residential Heating & Cooling	300	Leased
Union City, TN	Residential Heating & Cooling	295	Owned
Laval, Canada	Residential Heating & Cooling	152	Owned
Des Moines, IA	Residential & Commercial Heating & Cooling	352	Leased
Stuttgart, AR	Commercial Heating & Cooling	787	Owned
Prague, Czech Republic	Commercial Heating & Cooling	161	Owned
Longvic, France	Commercial Heating & Cooling	133	Owned
Mions, France	Commercial Heating & Cooling	129	Owned
Tifton, GA	Refrigeration	232	Owned
Stone Mountain, GA	Refrigeration	145	Owned
Milperra, Australia	Refrigeration	830	Owned
Genas, France	Refrigeration	175	Owned
San Jose dos Campos, Brazil	Refrigeration	160	Owned
Carrollton, TX	Research and Development facility	130	Owned

Additional manufacturing, distribution and office facilities include the following:

Location	Segment	Approx. Sq. Ft.	Owned/Leased
		(In thousands)

Lynwood, CA(1)	Residential Heating & Cooling	200	Leased
Auburn, WA	Residential Heating & Cooling	80	Leased
Orange, CA	Residential Heating & Cooling	67	Leased
Burgos, Spain	Commercial Heating & Cooling	71	Owned
Danville, IL(1)	Refrigeration	322	Owned
Barcelona, Spain	Refrigeration	65	Leased
Krunkel, Germany	Refrigeration	43	Owned
Wuxi, China	Refrigeration	23	Owned

(1)	In 2007, we announced plans to close our operations in Lynwood, CA and consolidate our U.S. factory-built fireplace manufacturing operations in Union City, TN. The phased consolidation is expected to be completed by the end of second quarter 2008. Additionally, we announced plans to close our Refrigeration operations in Danville, IL and consolidate our Danville manufacturing, support, and warehouse functions in Tifton, GA and Stone Mountain, GA. The phased consolidation is expected to be completed in the first quarter 2009.

In addition to the properties described above, we lease over 100 facilities in the U.S. for use as sales and service offices and district warehouses and additional facilities worldwide for use as sales and service offices and regional warehouses. The majority of our Service Experts’ service center facilities are leased. We routinely evaluate our production facilities to ensure adequate capacity, effective cost structure, and consistency with our business strategy. We believe that our properties are in good condition, suitable and adequate for their present requirements and that our principal plants are generally adequate to meet our production needs.

In the third quarter of 2007, we broke ground on a new manufacturing facility in Saltillo, Mexico. We plan to shift the manufacturing lines responsible for our Residential Heating & Cooling segment’s Lennox-brand Merit series air conditioners and heat pumps, as well as air handlers, to Saltillo. The three-year project is expected to begin initial production in the second quarter of 2008, ramping up to full production by early 2010. The Saltillo facility is anticipated to be approximately 300,000 square feet.

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

On behalf of approximately 100 plaintiffs, the lawsuits allege personal injury resulting from alleged emissions of trichloroethylene, dichloroethylene, and vinyl chloride and other unspecified emissions from the South Plant in Grenada, Mississippi, previously owned by Heatcraft Inc. Each plaintiff seeks to recover actual and punitive damages. On Heatcraft Inc.’s motion to transfer venue, two of the four lawsuits (Booker and Crowder) were ordered severed and transferred to Grenada County by the Mississippi Supreme Court, requiring plaintiffs’ counsel to maintain a separate lawsuit for each of the individual plaintiffs named in these suits. To our knowledge, as of February 1, 2008, plaintiffs’ counsel has requested the transfer of files regarding five individual plaintiffs from the Booker case and five individual plaintiffs from the Crowder case. Additionally, we have joined in motions to dismiss filed by co-defendants in the four original lawsuits. These motions, which are still pending, seek dismissal (rather than transfer), without prejudice to refiling in Grenada County, of all cases not yet transferred to Grenada County. It is not possible to predict with certainty the outcome of these matters or an estimate of any potential loss. Based on current negotiations, we believe that it is unlikely that any final resolution of these matters will have a material impact on our financial statements.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders during the fourth quarter of fiscal 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price for Common Stock

Our common stock is listed for trading on the New York Stock Exchange under the symbol “LII.” The high and low sales prices for our common stock for each quarterly period during 2007 and 2006 were as follows:

	Price Range Per Common Share
	2007		2006
	High	Low	High	Low

First Quarter	$37.85	$29.06	$32.63	$27.90
Second Quarter	37.28	31.46	34.76	22.92
Third Quarter	38.57	29.21	26.68	21.15
Fourth Quarter	41.96	30.17	31.39	22.44

Dividends

During 2007 and 2006, we declared quarterly cash dividends as set forth below:

	Dividends per
	Common Share
	2007	2006

First Quarter	$0.13	$0.11
Second Quarter	0.13	0.11
Third Quarter	0.13	0.11
Fourth Quarter	0.14	0.13

Fiscal Year	$0.53	$0.46

The amount and timing of dividend payments are determined by our Board of Directors and subject to certain restrictions under our credit agreements. In December 2007, our Board of Directors voted to increase the quarterly cash dividend 8.0%, from $0.13 per share of common stock to $0.14 per share of common stock. As of the close of business on February 1, 2008, there were approximately 786 record holders of our common stock.

Comparison of Total Stockholder Return

The following performance graph compares our cumulative total returns with the cumulative total returns of the Standard & Poor’s Small-Cap 600 Index and a peer group of U.S. industrial manufacturing and service companies in the heating, ventilation, air conditioning and refrigeration businesses from December 31, 2002 through December 31, 2007. The graph assumes that $100 was invested on December 31, 2002, with dividends reinvested. Peer group returns are weighted by market capitalization. Our peer group includes AAON, Inc., Trane, Inc. (formerly named American Standard Companies Inc.), Comfort Systems USA, Inc., Goodman Global, Inc., and Watsco, Inc.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2007

Our Purchase of LII Equity Securities

On July 25, 2007, we announced that our Board of Directors approved a share repurchase plan, pursuant to which we are authorized to repurchase up to $500 million of shares of our common stock through open market purchases (the “2007 Share Repurchase Plan”). We are party to a written trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “10b5-1 Plan”), to facilitate share repurchases under the 2007 Share Repurchase Plan. Prior to October 1, 2007, we had repurchased 3,026,100 shares of common stock for approximately $104,219,477 under the 2007 Share Repurchase Plan. In the fourth quarter of 2007, we repurchased shares of our common stock as follows:

			Total Number of	Approximate Dollar
	Total		Shares Purchased as	Value of Shares that
	Number of	Average Price	Part of Publicly	may yet be Purchased
	Shares	Paid Per Share	Announced Plans or	Under the Plans or
Period	Purchased (1)	(including fees)	Programs	Programs

October 1 through October 31	601,160	$33.66	601,160	$375,544,344
November 1 through November 30	803,798	$34.38	802,655	$347,952,578
December 1 through December 31	1,556,263	$35.47	1,449,072	$296,652,737

Total	2,961,221	$34.81	2,852,887

(1)	In addition to purchases under the 2007 Share Repurchase Plan, this column reflects the surrender to us of 108,334 shares of common stock to satisfy tax-withholding obligations in connection with the exercise of stock appreciation rights and the vesting of restricted stock awards.

Item 6.	Selected Financial Data (unaudited)

The table below shows selected financial data for the five years ended December 31, 2007:

	For the Years Ended December 31,
	2007	2006	2005	2004	2003
	(In millions, except per share data)

Statements of Operations Data
Net Sales	$3,749.7	$3,715.4	$3,405.3	$3,013.4	$2,818.5
Operational Income (Loss) From Continuing Operations	265.7	223.3	250.7	(34.8)	162.0
Income (Loss) From Continuing Operations	169.0	166.0	152.1	(93.5)	86.7
Net Income (Loss)	169.0	166.0	150.7	(134.4)	86.4
Diluted Earnings (Loss) Per Share From Continuing Operations	2.43	2.26	2.13	(1.56)	1.36
Dividends Per Share	0.53	0.46	0.41	0.385	0.38
Other Data
Capital Expenditures	$68.4	$73.8	$63.3	$40.3	$39.7
Research and Development Expenses	43.0	42.2	40.3	37.6	38.0
Balance Sheet Data at Period End
Total Assets	$1,814.6	$1,719.8	$1,737.6	$1,518.6	$1,720.1
Total Debt	207.9	109.2	120.5	310.5	362.3
Stockholders’ Equity	808.5	804.4	794.4	472.9	577.7

In 2004, we recorded a non-cash goodwill impairment charge of $208.0 million associated with our Service Experts segment, which is included as a component of operating income in the Statements of Operations Data above. This impairment charge reflected the segment’s performance below management’s expectations and management’s decision to divest centers that no longer matched the realigned Service Experts business model. We estimated the fair value of our Service Experts segment using the income method of valuation, which included the use of estimated discounted cash flows. Based on our analysis, the carrying value of Service Experts exceeded its fair value. Accordingly, we performed the second step of the test, comparing the implied fair value of Service Experts goodwill with the carrying amount of that goodwill to calculate the impairment charge.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We operate in four reportable business segments of the HVACR industry. The first reportable segment is Residential Heating & Cooling, in which we manufacture and market a full line of heating, air conditioning and hearth products for the residential replacement and new construction markets in the U.S. and Canada. The second reportable segment is Commercial Heating & Cooling, in which we manufacture and sell rooftop products and related equipment for light commercial applications in the U.S. and Canada and primarily rooftop products, chillers and air handlers in Europe. The third reportable segment is Service Experts, which includes sales, installation, maintenance, and repair services for HVAC equipment by company-owned service centers in the U.S. and Canada. The fourth reportable segment is Refrigeration, in which we manufacture and sell unit coolers, condensing units and other commercial refrigeration products in the U.S. and international markets.

Our products and services are sold through a combination of distributors, independent and Company-owned dealer service centers, other installing contractors, wholesalers, manufacturers’ representatives, original equipment manufacturers and to national accounts. The demand for our products and services is seasonal and dependent on the weather. Hotter than normal summers generate strong demand for replacement air conditioning and refrigeration products and services and colder than normal winters have the same effect on heating products and services. Conversely, cooler than normal summers and warmer than normal winters depress HVACR sales and services. In addition to weather, demand for our products and services is influenced by national and regional economic and demographic factors, such as interest rates, the availability of financing, regional population and employment trends, new construction, general economic conditions and consumer spending habits and confidence.

The principal elements of cost of goods sold in our manufacturing operations are components, raw materials, factory overhead, labor and estimated costs of warranty expense. In our Service Experts segment, the principal components of cost of goods sold are equipment, parts and supplies and labor. The principal raw materials used in our manufacturing processes are steel, copper and aluminum. Higher prices for these commodities and related components continue to present a challenge to us and the HVACR industry in general. We attempt to mitigate the impact of higher commodity prices through a combination of price increases, commodity contracts, improved production efficiency and cost reduction initiatives.

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

Company Highlights

•	Net sales for the year ended December 31, 2007 were $3,749.7 million. Our Commercial Heating & Cooling, Service Experts, and Refrigeration segments experienced volume increases in 2007 as compared to 2006, resulting in higher net sales. Our Residential Heating & Cooling segment experienced a decrease in sales related to the weakened residential new construction market in the U.S. Foreign currency translation rates had a favorable impact on net sales in 2007.

•	Operational income for the year ended December 31, 2007 was $265.7 million. As a percentage of net sales, operational income increased from 6.0% in 2006 to 7.1% in 2007. The increase in operational income margins was primarily due to price increases that were effective in offsetting increased commodity and other manufacturing costs.

•	Net income for the year ended December 31, 2007 was $169.0 million. While operating income was higher in 2007 as compared to 2006, our provision for income taxes was $89.2 million in 2007, up from $52.4 million in 2006. Our 2006 provision for income taxes reflected non-recurring tax benefits. Basic net income per share in 2007 was $2.55 compared to $2.37 in 2006. Diluted net income per share was $2.43 per share in 2007, up from $2.26 per share in 2006.

•	Cash provided by operating activities was $238.1 million for the year ended December 31, 2007 compared to $199.7 million in 2006. The increase in cash provided by operating activities was primarily due to management of and favorable changes in inventory, accounts payable and accounts receivable.

Results of Operations

The following table presents certain information concerning our financial results, including information presented as a percentage of net sales (dollars in millions):

	For the Years Ended December 31,
	2007		2006		2005
	Dollars	Percent	Dollars	Percent	Dollars	Percent

Net sales	$3,749.7	100.0%	$3,715.4	100.0%	$3,405.3	100.0%
Cost of goods sold	2,697.1	71.9	2,755.4	74.2	2,460.2	72.2

Gross profit	1,052.6	28.1	960.0	25.8	945.1	27.8
Selling, general and administrative expenses	778.7	20.8	778.0	20.9	753.7	22.1
(Gains), losses and other expenses, net	(6.4)	(0.2)	(46.6)	(1.3)	(47.5)	(1.4)
Restructuring charges	25.2	0.7	13.3	0.4	2.4	0.1
Equity in earnings of unconsolidated affiliates	(10.6)	(0.3)	(8.0)	(0.2)	(14.2)	(0.4)

Operational income (loss) from continuing operations	$265.7	7.1%	$223.3	6.0%	$250.7	7.4%

Loss from discontinued operations	$—	—%	$—	—%	$1.4	—%

Net income (loss)	$169.0	4.5%	$166.0	4.5%	$150.7	4.4%

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006 — Consolidated Results

Net Sales

Net sales increased $34.3 million, or 0.9%, to $3,749.7 million for the year ended December 31, 2007 from $3,715.4 million for the year ended December 31, 2006. The favorable impact of foreign currency translation increased net sales by $80.3 million. Additionally, net sales were higher due to increased prices in response to an increase in commodity costs across our segments in 2007. Volumes increased in three of our four business segments, largely the result of favorable international markets. We had favorable product mix in both our Commercial Heating & Cooling and Residential Heating & Cooling segments. These increases were partially offset by a decline in volumes in our Residential Heating & Cooling segment, primarily due to the downturn in the U.S. residential new construction market.

Gross Profit

Gross profit was $1,052.6 million for the year ended December 31, 2007 compared to $960.0 million for the year ended December 31, 2006, an increase of $92.6 million. Gross profit margin increased to 28.1% for the year ended December 31, 2007 from 25.8% in 2006. Gross profits increased across all business segments, largely due to favorable changes in our product mix and through a favorable combination of price increases, commodity contracts, improved production efficiency and cost reduction initiatives.

Gross profit for the year ended December 31, 2007 contains a $16.9 million benefit from a one-time adjustment to a warranty program in our Residential Heating & Cooling segment. In the fourth quarter of 2007, we made a change to the way we fulfill our warranty obligations on the Pulse furnace, which was produced from 1982-1999. Under the terms of the revised warranty program, the customer pays a discounted price for a warranty replacement unit upon failure of the heat exchanger.

Selling, General and Administrative Expenses

As a percentage of total net sales, Selling, General and Administrative (“SG&A”) expenses were 20.8% for the year ended December 31, 2007 compared to 20.9% for the year ended December 31, 2006. Total SG&A expenses increased $0.7 million in 2007. Included in SG&A expenses in 2007 are $6.1 million related to one-time retirement benefit settlement charges with former executives, higher depreciation, and increased rent and utility costs, as well as an increase due to changes in foreign currency exchange rates. However, these increases in SG&A costs were partially offset by lower advertising and selling related costs, as well as other cost management and strategic cost reduction savings.

(Gains), Losses, and Other Expenses, net

(Gains), losses and other expenses, net for the years ended December 31, 2007 and 2006 include the following (in millions):

	For the Years Ended
	December 31,
	2007	2006

Realized gains on settled futures contracts not designated as cash flow hedges	$(3.8)	$(66.0)
Ineffective portion of gains on settled cash flow hedges	(0.1)	—
Unrealized losses on unsettled futures contracts not designated as cash flow hedges	3.1	20.8
Ineffective portion of losses on unsettled cash flow hedges	0.2	—
Foreign currency exchange gains	(6.2)	(0.9)
Other items, net	0.4	(0.5)

(Gains), losses and other expenses, net	$(6.4)	$(46.6)

We utilize a hedging program to mitigate the exposure to volatility in the prices of certain commodities used in our production processes. In 2006, we entered into instruments that economically hedged certain of our risks, even though hedge accounting did not apply or we elected not to apply hedge accounting under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) to these instruments. Changes in the fair value of these instruments were recorded in net income throughout the term of the derivative instrument and are reported in (Gains), Losses, and Other Expenses, net.

Beginning in the fourth quarter of 2006, futures contracts that meet established accounting criteria are formally designated as cash flow hedges. The effective portion of the gain or loss on the futures contracts is recorded, net of applicable taxes, in Accumulated Other Comprehensive Income (Loss) (“AOCI”), a component of Stockholders’ Equity in the accompanying Consolidated Balance Sheets. When net income is affected by the variability of the underlying cash flow, the applicable offsetting amount of the gain or loss from the futures contracts that is deferred in AOCI is released to net income and is reported as a component of Cost of Goods Sold in the accompanying Consolidated Statements of Operations. Changes in the fair value of futures contracts that do not effectively offset changes in the fair value of the underlying hedged item throughout the designated hedge period (“ineffectiveness”) are recorded in net income each period and are reported in (Gains), Losses, and Other Expenses, net.

Restructuring Charges

Restructuring charges increased by $11.9 million to $25.2 million for the year ended December 31, 2007 from $13.3 million for the year ended December 31, 2006. Restructuring charges incurred for the years ended December 31, 2007 and 2006 include the following amounts (in millions):

	For the
	Years Ended December 31,
	2007	2006

Integration of Australia and New Zealand operations	$0.7	$—
Consolidation of U.S. Refrigeration operations	7.6	—
Consolidation of Lennox Hearth Products operations	3.3	—
Reorganization of corporate functions	10.0	—
Lennox Hearth Products production relocation	0.3	1.2
Allied Air Enterprises consolidation	3.2	15.9
Pension settlement	0.7	—
Gain on sale of facility	—	(3.0)
Gain on sale of land	—	(0.8)
Other	(0.6)	—

Total	$25.2	$13.3

In 2007, our Australian-based manufacturing facilities in Milperra assumed all heat transfer equipment manufacturing, while the smaller coil production facility in New Zealand was closed. The integration was substantially complete as of December 31, 2007.

In 2007, we announced plans to close our refrigeration operations in Danville, Illinois and consolidate our Danville manufacturing, support, and warehouse functions in our Tifton, Georgia and Stone Mountain, Georgia operations. The consolidation is a phased process and is expected to be completed in the first quarter of 2009. We expect to incur pre-tax restructuring charges of approximately $10.0 million over the next 15 months due to this consolidation project.

In 2007, we announced plans to close Lennox Hearth Products Inc.’s operations in Lynwood, California and consolidate our U.S. factory-built fireplace manufacturing operations in our facility in Union City, Tennessee. The consolidation will be a phased process and is expected to be completed by the end of the second quarter of 2008. We expect to incur pre-tax restructuring charges of approximately $1.6 million in the first quarter of 2008 in connection with this consolidation project.

In 2007, we took steps to reorganize our corporate functions and in the second quarter of 2007 eliminated the position of chief administrative officer. As a result, we reached a negotiated settlement with our former chief administrative officer with respect to our obligations under his employment agreement. In the fourth quarter of 2007, the Company eliminated two additional positions.

In 2005, we relocated Lennox Hearth Products Inc.’s Whitfield pellet stove and Lennox cast iron product lines from Burlington, Washington to a third party production facility in Juarez, Mexico, discontinued our steel wood stove line manufactured in Burlington, and closed the Burlington facility. During 2006, we recorded a restructuring charge related to an operating lease on the idle facility in Burlington. The charge reflected the net present value of the remaining lease payments on the operating lease, net of estimated sublease income on the facility. In 2007, we entered into a sub-lease agreement for the idle facility. As a result, we recorded a restructuring charge to reflect the net present value of the remaining lease payments on the operating lease, net of sublease income on the facility. The operating lease and sub-lease both expire in June 2011.

In 2006, we commenced consolidation of the manufacturing, distribution, research & development, and administrative operations of Allied Air Enterprises Inc., our two-step Residential Heating & Cooling operations, in

South Carolina, and closure of our operations in Bellevue, Ohio. The consolidation was substantially completed during the first quarter of 2007.

A pension settlement loss is included in restructuring expense for the year ended December 31, 2007. The pension settlement loss related to our full funding of lump sum pension payments to selected participants in March 2007.

A gain related to the sale of a facility in Canada is included in restructuring expense for the year ended December 31, 2006. The sale of the Canadian facility occurred in 2003 and the resulting gain was deferred pending approval of a Canadian regulatory agency, which occurred in December 2006.

Also included in restructuring expense for the year ended December 31, 2006 is a gain of $0.8 million related to the sale of a parcel of land.

Equity in Earnings of Unconsolidated Affiliates

Investments in affiliates in which we do not exercise control but have significant influence are accounted for using the equity method of accounting. Equity in earnings of unconsolidated affiliates increased by $2.6 million to $10.6 million in 2007 as compared to $8.0 million in 2006. The increase is due to the performance of our unconsolidated affiliates, primarily Alliance Compressor LLC, a domestic joint venture engaged in the manufacture and sale of compressors.

Interest Expense, net

Interest expense, net, increased $2.4 million to $6.8 million for the year ended December 31, 2007 from $4.4 million for the year ended December 31, 2006. The increase in interest expense was due primarily to higher debt balances as the result of our share repurchases coupled with a decrease in interest income. Interest income decreased due to lower average investment balances and lower rates of return in 2007 as compared to 2006.

Provision for Income Taxes

The provision for income taxes on continuing operations was $89.2 million for the year ended December 31, 2007 compared to a provision for income taxes on continuing operations of $52.4 million for the year ended December 31, 2006. The effective tax rate on continuing operations was 34.5% and 24.0% for the years ended December 31, 2007 and December 31, 2006, respectively. The increase in our provision for taxes is primarily due to non-recurring tax benefits realized in 2006 from the release of contingency reserves established in prior years and the revaluation of deferred tax valuation allowances. Our effective rates differ from the statutory federal rate of 35% for other items, including revaluation of deferred tax valuation allowances, state and local taxes, non-deductible expenses, foreign operating losses for which no tax benefits have been recognized and foreign taxes at rates other than 35%.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006 — Results by Segment

The key performance indicators of our segments are net sales and operational profit. We define segment profit (loss) as a segment’s income (loss) from continuing operations before income taxes included in the accompanying Consolidated Statements of Operations excluding unusual and nonrecurring items; (gains), losses and other expenses, net; restructuring charges; goodwill impairment; interest expense, net; and other expense (income), net; less (plus) realized gains (losses) on settled futures contracts not designated as cash flow hedges and the ineffective portion of settled cash flow hedges; and less (plus) foreign currency exchange gains (losses). In 2007, a $16.9 million warranty program adjustment was not included in segment profit as it is considered an unusual and nonrecurring item.

Residential Heating & Cooling

The following table details our Residential Heating & Cooling segment’s net sales and profit for the years ended December 31, 2007 and 2006 (dollars in millions):

	Years Ended December 31,
	2007	2006	Difference	% Change

Net sales	$1,669.6	$1,861.2	$(191.6)	(10.3)%
Profit	174.4	211.6	(37.2)	(17.6)
% of net sales	10.4%	11.4%

Net sales in our Residential Heating & Cooling business segment decreased $191.6 million, or 10.3%, to $1,669.6 million for the year ended December 31, 2007 from $1,861.2 million for the year ended December 31, 2006. Net sales decreased primarily due to reduced unit volumes impacted by the decline in demand in the U.S. residential new construction market. Additionally, we experienced a decrease in volumes in U.S. replacement market sales attributable to softening U.S. economic conditions. Decreases related to sales volumes were partially offset by price increases, which were implemented as the result of increases in commodity and component costs.

Segment profit in Residential Heating & Cooling decreased 17.6% to $174.4 million for 2007 from $211.6 million in 2006. The decrease in segment profit was primarily due to a decrease in sales volumes that was partially offset by favorable pricing and product mix. Price increases and cost mitigation programs were more effective in offsetting the impact of increases in commodity and component costs in 2007 as compared to 2006. In 2007, a warranty program adjustment of $16.9 million was not included in our Residential Heating & Cooling segment’s profit as it is considered an unusual and nonrecurring item.

Commercial Heating & Cooling

The following table details our Commercial Heating & Cooling segment’s net sales and profit for the years ended December 31, 2007 and 2006 (dollars in millions):

	Years Ended December 31,
	2007	2006	Difference	% Change

Net sales	$875.0	$751.2	$123.8	16.5%
Profit	101.0	72.6	28.4	39.1
% of net sales	11.5%	9.7%

Net sales in our Commercial Heating & Cooling segment increased $123.8 million, or 16.5%, to $875.0 million for the year ended December 31, 2007 from $751.2 million for the year ended December 31, 2006. The increase in net sales was due primarily to price increases throughout the segment combined with a favorable product mix in our domestic operations and an increase in sales volumes in Europe. An increase in demand for higher efficiency units and customized products, as well as a favorable mix in the new construction markets drove the change in domestic product mix. Volume growth in our European operations primarily related to emerging markets in Eastern Europe. The favorable impact of changes in foreign currency exchange rates increased net sales by $26.2 million.

Segment profit in Commercial Heating & Cooling increased 39.1% to $101.0 million for the year ended December 31, 2007 from $72.6 million for the year ended December 31, 2006. As a percentage of net sales, segment profit increased from 9.7% in 2006 to 11.5% in 2007. A favorable mix of higher margin products in our domestic operations is the primary reason for the increase in segment profit. Additionally, an increase in volume in our European operations contributed to the increase in segment profit. Price increases effectively offset increases in commodity and component costs.

Service Experts

The following table details our Service Experts segment’s net sales and profit for the years ended December 31, 2007 and 2006 (dollars in millions):

	Years Ended December 31,
	2007	2006	Difference	% Change

Net sales	$681.5	$654.1	$27.4	4.2%
Profit (loss)	25.2	18.2	7.0	38.5
% of net sales	3.7%	2.8%

Net sales in our Service Experts segment increased $27.4 million, or 4.2%, to $681.5 million for the year ended December 31, 2007 from $654.1 million for the year ended December 31, 2006. The increase in net sales was driven by favorable residential service and replacement sales, which provided over half of the total segment sales in 2007 and 2006. Residential service and replacement sales increased year over year, more than offsetting a decline in residential and commercial new construction sales and commercial service and replacement sales. Favorable market conditions increased residential new construction sales in our Canadian operations, partially offsetting a decrease in U.S. residential new construction sales. The favorable impact of the change in foreign currency exchange rates increased net sales by $8.7 million.

Segment profit in Service Experts increased 38.5%, or $7.0 million, to $25.2 million for 2007 from $18.2 million in 2006. The increase in segment profit is primarily attributable to a favorable change in sales and service mix and increased sales. As a percentage of net sales, segment profit increased to 3.7% in 2007 from 2.8% in 2006. In 2007, the higher margin residential service and replacement business was a greater portion of our segment sales as a percentage of total net sales. Our increase in segment profit was partially offset by higher selling and administrative costs in 2007 as compared to 2006.

Refrigeration

The following table details our Refrigeration segment’s net sales and profit for the years ended December 31, 2007 and 2006 (dollars in millions):

	Years Ended December 31,
	2007	2006	Difference	% Change

Net sales	$607.7	$529.9	$77.8	14.7%
Profit	61.5	51.9	9.6	18.5
% of net sales	10.1%	9.8%

Net sales in our Refrigeration segment increased $77.8 million, or 14.7%, to $607.7 million in 2007 from $529.9 million in 2006. The increase in sales was primarily due to increased volumes. An increase in exports in South America from our Brazilian operations and favorable market conditions in both Europe and Australia contributed to growth in volume. Sales also benefited from increased pricing in both international and domestic markets as prices were increased to offset higher commodity and component costs. The favorable impact of the change in foreign currency exchange rates increased net sales by $37.0 million.

Segment profit in Refrigeration increased 18.5% to $61.5 million for the year ended December 31, 2007 from $51.9 million for the year ended December 31, 2006. The increase in segment profit primarily related to increased sales volumes. Additionally, price increases were effective in offsetting the increase in commodity and component costs. The increase in segment profit was partially offset by changes in the geographical mix of the sales of our products.

Corporate and Other

Corporate and other costs decreased from $98.2 million in 2006 to $85.0 million in 2007. The decrease was primarily due to lower personnel costs, lower professional fees and travel costs, as well as other cost reduction initiatives. These decreases were partially offset by one-time retirement benefit settlement charges with former executives.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005 — Consolidated Results

Net Sales

Net sales increased $310.1 million, or 9.1%, to $3,715.4 million for the year ended December 31, 2006 from $3,405.3 million for the year ended December 31, 2005. The increase in net sales was primarily due to increased prices in response to an increase in commodity costs across our segments in 2006. Additionally, net sales increased as we sold more expensive HVAC products meeting the NAECA 13 SEER energy efficiency standard. The favorable impact of foreign currency translation increased net sales by $25.4 million.

Gross Profit

Gross profit was $960.0 million for the year ended December 31, 2006 compared to $945.1 million for the year ended December 31, 2005, an increase of $14.9 million. Gross profit margin declined to 25.8% for the year ended December 31, 2006 from 27.8% in 2005. The decline in gross profit margin was largely due to an increase in costs for commodities and related components experienced by our manufacturing businesses for the year ended December 31, 2006 as compared to 2005. Margins were also impacted as a higher proportion of our sales came from more price competitive markets.

Selling, General and Administrative Expenses

SG&A expenses increased $24.3 million, or 3.2%, in 2006. However, as a percentage of total net sales, SG&A expenses declined to 20.9% for the year ended December 31, 2006 from 22.1% for the year ended December 31, 2005. Higher SG&A costs are attributable to an incremental increase in selling expenses in 2006, including an increase in commissions and salaries.

(Gains), Losses, and Other Expenses, net

(Gains), losses and other expenses, net for the years ended December 31, 2006 and 2005 include the following (in millions):

	For the Years Ended
	December 31,
	2006	2005

Realized (gains) on settled futures contracts not designated as cash flow hedges	$(66.0)	$(16.7)
Unrealized losses on unsettled futures contracts not designated as cash flow hedges	20.8	(23.3)
Foreign currency exchange gains	(0.9)	2.7
Gain on sale of LII’s 45% interest in its heat transfer joint venture to Outokumpu	—	(9.3)
Estimated on-going remediation costs in conjunction with joint remediation agreement with Outokumpu	—	2.2
Other items, net	(0.5)	(3.1)

(Gains), losses and other expenses, net	$(46.6)	$(47.5)

Restructuring Charges

Restructuring charges increased by $10.9 million to $13.3 million for the year ended December 31, 2006 from $2.4 million for the year ended December 31, 2005. Restructuring charges incurred in 2006 primarily related to the consolidation of our manufacturing, distribution, research and development, and administrative operations of our two-step operations into South Carolina and closing of our current operations in Bellevue, Ohio. The charges incurred in 2005 related to the closing of one of our facilities in Burlington, Washington.

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

Provision for Income Taxes

The provision for income taxes on continuing operations was $52.4 million for the year ended December 31, 2006 compared to a provision for income taxes on continuing operations of $83.0 million for the year ended December 31, 2005. The effective tax rate on continuing operations was 24.0% and 35.3% for the years ended December 31, 2006 and December 31, 2005, respectively. The decrease in our provision for taxes is primarily due to net tax benefits from the release of tax contingency reserves established in prior years and the revaluation of deferred tax asset valuation allowances. Our effective rates differ from the statutory federal rate of 35% for other reasons, in addition to those stated above, including state and local taxes, non-deductible expenses, foreign operating losses for which no tax benefits have been recognized and foreign taxes at rates other than 35%.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005 — Results by Segment

Residential Heating & Cooling

The following table details our Residential Heating & Cooling segment’s net sales and profit for the years ended December 31, 2006 and 2005 (dollars in millions):

	Years Ended December 31,
	2006	2005	Difference	% Change

Net sales	$1,861.2	$1,698.5	$162.7	9.6%
Profit	211.6	206.3	5.3	2.6
% of net sales	11.4%	12.1%

Net sales in our Residential Heating & Cooling business segment increased $162.7 million, or 9.6%, to $1,861.2 million for the year ended December 31, 2006 from $1,698.5 million for year ended December 31, 2005. Net sales increased due to an increase in prices in response to higher commodity and component costs and the impact of shipping more expensive HVAC products meeting the NAECA 13 SEER energy efficiency standard. However, the increases in sales were partially offset by a decline in unit volumes. Management believes that the North American Residential HVAC Industry experienced a mid-teen percentage drop in shipments in 2006 as compared to 2005 due to the strong cooling season in 2005 and the increase in products shipped in the fourth quarter of 2005 in advance of the January 2006 effective date for the NAECA 13 SEER energy efficiency standard. We do not believe we experienced as much of a decline in units shipped as compared to the industry average.

Segment profit in Residential Heating & Cooling increased 2.6% to $211.6 million for 2006 from $206.3 million in 2005. Cost of goods sold increased with higher commodity and component costs. Operating expenses increased as we strategically increased our presence in the larger sunbelt markets. We experienced higher freight costs from shipping larger HVAC products meeting the NAECA 13 SEER energy efficiency standard. Segment profits were negatively impacted in 2006 by operating inefficiencies resulting from industry-wide component availability issues for cooling products as well as the relocation of production from Ohio to South Carolina consistent with our restructuring plans. Warranty expense increased in 2006 related to warranty reserve adjustments. An increase in the realized gains on settled future contracts offset a portion of the segment’s increased costs.

Commercial Heating & Cooling

The following table details our Commercial Heating & Cooling segment’s net sales and profit for the years ended December 31, 2006 and 2005 (dollars in millions):

	Year Ended December 31,
	2006	2005	Difference	% Change

Net sales	$751.2	$675.1	$76.1	11.3%
Profit	72.6	56.3	16.3	29.0
% of net sales	9.7%	8.3%

Net sales in our Commercial Heating & Cooling segment increased $76.1 million, or 11.3%, to $751.2 million for the year ended December 31, 2006 from $675.1 million for the year ended December 31, 2005. The increase in net sales was due primarily to increased volumes coupled with higher prices. Volumes were higher in both the domestic and European markets with strong European sales growth, particularly in our two-step distribution channels. Prices increased in 2006 in response to higher commodity and component costs. Net sales were slightly higher in the segment’s European operations.

Segment profit in Commercial Heating & Cooling increased 29.0% to $72.6 million for the year ended December 31, 2006 from $56.3 million for the year ended December 31, 2005. Price increases effectively offset increases in commodity and component costs. Selling and distribution expenses were higher for the year ended December 31, 2006 due to strategic efforts to leverage expanded distribution capabilities to shorten delivery times and due to an increase in unit volumes. As a percentage of net sales, selling and distribution costs remained consistent. Margins were favorably impacted by an increase in the realized gains on settled futures contracts.

Service Experts

The following table details our Service Experts segment’s net sales and profit for the years ended December 31, 2006 and 2005 (dollars in millions):

	Years Ended December 31,
	2006	2005	Difference	% Change

Net sales	$654.1	$641.4	$12.7	2.0%
Profit (loss)	18.2	15.8	2.4	15.2
% of net sales	2.8%	2.5%

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

Segment profit in Service Experts increased $2.4 million to $18.2 million for 2006 from $15.8 million in 2005. Cost of goods sold increased proportionately to the increase in net sales. However, profit margins remained relatively flat due to increased administrative expenses primarily resulting from an increase in insurance costs and salaries and benefits.

Refrigeration

The following table details our Refrigeration segment’s net sales and profit for the years ended December 31, 2006 and 2005 (dollars in millions):

	Years Ended December 31,
	2006	2005	Difference	% Change

Net sales	$529.9	$470.2	$59.7	12.7%
Profit	51.9	44.1	7.8	17.7
% of net sales	9.8%	9.4%

Net sales in our Refrigeration segment increased $59.7 million, or 12.7%, to $529.9 million in 2006 from $470.2 million in 2005. The increase in sales is due to volume growth coupled with price increases. Volumes in North and South America increased primarily due to growth in original equipment manufacturer sales that service the supermarket, walk-in refrigeration and cold storage market segments. European volumes grew primarily due to new product development and enhanced market penetration. Sales in our Australian operations were stronger due to market growth and greater geographical coverage. Price increases also favorably impacted net sales. These increases were partially offset by lower sales in the segment’s southeast Asia markets.

Segment profit in Refrigeration increased 17.7% to $51.9 million for the year ended December 31, 2006 from $44.1 million for the year ended December 31, 2005. Cost of goods sold increased due to higher commodity and component costs. SG&A expenses increased in 2006 due to increased volumes and with the implementation of our strategic growth initiative in Asia. Income from investments in joint ventures decreased. Margins were favorably impacted by an increase in the realized gains on settled futures contracts.

Corporate and Other

Corporate and other costs decreased from $103.1 million in 2005 to $98.2 million in 2006. Increases in corporate and other costs due to insurance and information technology expenses were more than offset by reduced long-term incentive costs and slightly higher allocation of costs to our operating segments.

Adoption of SAB No. 108

During the fourth quarter of 2006, we adopted Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”). The transition provisions of SAB No. 108 permitted us to adjust for the cumulative effect in retained earnings for immaterial errors relating to prior periods. In accordance with SAB No. 108, we reduced retained earnings as of January 1, 2006 by $12.4 million to reflect understatements in product warranty liabilities caused by misstatements that occurred in prior years. The resulting adjustments did not affect previously reported cash flows from operations and the impact on prior years’ financial position and results of operations was immaterial. See Note 2 to the Consolidated Financial Statements for more information. The total cumulative impact is as follows (in millions):

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

First, we recorded an unrealized gain of $23.3 million pre-tax, or $14.9 million after-tax, related to open futures contracts, in (Gains), Losses and Other Expenses, net in the accompanying Consolidated Statements of Operations. We had previously recorded this unrealized gain in AOCI in the accompanying Consolidated Balance Sheets. Second, we realized gains of $16.7 million pre-tax, or $10.7 million after-tax, related to settled futures contracts, which are also recorded in (Gains), Losses and Other Expenses, net in the accompanying Consolidated Statements of Operations. These adjustments did not affect our cash flows and the impact on results for all periods presented prior to 2005 was not material.

In 2006 we redesigned our policies, procedures, and controls with respect to our commodity hedging activities. Accordingly, futures contracts entered into in the fourth quarter of 2006 that meet the criteria to qualify for hedge accounting under SFAS No. 133 were designated as cash flow hedges and are accounted for in accordance with the standard. For more information see Note 10 to our Consolidated Financial Statements.

Realized gains and losses on settled futures contracts are a component of segment profit (loss). Unrealized gains and losses on open future contracts are excluded from segment profit (loss) as they are subject to changes in fair value until their settlement date. Both realized and unrealized gains and losses on futures contracts are a component of (Gains), Losses and Other Expenses, net in the accompanying Consolidated Statements of Operations. See Note 20 to our Consolidated Financial Statements for more information and a reconciliation of segment profit to net income.

Liquidity and Capital Resources

Our working capital and capital expenditure requirements are generally met through internally generated funds, bank lines of credit and a revolving period asset securitization arrangement. Working capital needs are generally greater in the first and second quarter due to the seasonal nature of our business cycle.

As of December 31, 2007, our debt-to-total-capital ratio was 20%, up from 12% as of December 31, 2006, primarily due to increased debt to partially fund our repurchase of $246.7 million of our common stock in 2007 under our share repurchase plans.

The following table summarizes our cash activity for 2007, 2006 and 2005 (in millions):

	2007	2006	2005
	(In millions)

Net cash provided by operating activities	$238.1	$199.7	$228.7
Net cash used in investing activities	(95.8)	(94.5)	(20.8)
Net cash used in financing activities	(152.7)	(175.5)	(56.9)

Net cash provided by operating activities

During 2007, cash provided by operating activities was $238.1 million compared to $199.7 million in 2006 and $228.7 million in 2005. The primary reason for the increase in cash provided by operations in 2007 was a change in inventory from an increase of $6.7 million in 2007 compared to an increase of $47.3 million in 2006. Inventory increased in 2007 to support increased sales levels in three of our business segments and due to higher costs to manufacture our products, particularly in our Commercial Heating & Cooling segment. However, inventory increased more in 2006 largely due to (i) a planned increase in finished goods to manage through the consolidation of Allied Air Enterprises Inc., (ii) increased costs to manufacture 13 SEER units, and (iii) higher commodity costs impacting raw material inventory costs during 2006. In addition, accounts payable improved to a $0.1 million increase from a $25.9 million decline in 2006. The 2006 decline was due to lower production in the late fourth quarter to limit inventory growth. Accounts receivable improved with a decrease of $22.4 million in 2007 compared to an $11.1 million decrease in 2006. The favorable impacts of inventory, accounts payable, and accounts receivable were partially offset by changes in warranty accruals from a decrease of $3.7 million in 2007 compared to an increase of $19.0 million in 2006, a $16.9 million reduction from a one-time warranty program adjustment in 2007, and unrealized losses on futures contracts in 2007 declining to $3.3 million from $20.8 million in 2006.

As of December 31, 2007, we had approximately $17.7 million in unfunded post retirement benefit obligations that relate to our medical and life insurance benefits to eligible employees. We do not intend to pre-fund these obligations at this time. Benefits provided under these plans have been and will continue to be paid as they arise. Our employer contributions were $2.3 million, $2.7 million and $2.4 million in 2007, 2006 and 2005, respectively. Based on current information, we do not expect a significant change in 2008 and future years, nor do we expect the usage of cash required to pay the benefits under these plans to impact our ability to operate.

Net cash used in investing activities

Net cash used in investing activities was $95.8 million in 2007 compared to $94.5 million and $20.8 million in 2006 and 2005, respectively. Capital expenditures of $68.4 million, $73.8 million and $63.3 million in 2007, 2006 and 2005, respectively, resulted primarily from (i) purchases of production equipment in our Residential Heating & Cooling and Commercial Heating & Cooling segments, (ii) expenditures for plant consolidations, and (iii) initial spending in 2007 for our Saltillo, Mexico facility. Net cash used in investing activities for the year ended December 31, 2007 included $27.4 million for net short term investments. Net cash used in investing activities in 2006 included additional investments in affiliates consisting of (i) strategic acquisitions of third-party entities that are immaterial both individually and in the aggregate and (ii) additional investments in unconsolidated affiliates. Net cash used in investing activities for the year ended December 31, 2005 included $39.3 million of proceeds from the sale of our 45% interest in our heat transfer joint venture to Outokumpu Copper Products OY of Finland.

Net cash used in financing activities

Net cash used in financing activities was $152.7 million in 2007 compared to $175.5 million and $56.9 million in 2006 and 2005, respectively. We paid a total of $35.0 million in dividends on our common stock in 2007 as compared to $31.3 million and $24.8 million in 2006 and 2005, respectively. The primary reasons for the increase in cash dividends paid are the increase in the quarterly cash dividend from $0.11 to $0.13 per share of common stock, effective as of the dividend paid on January 12, 2007, and the full conversion of our Convertible Notes in October 2005, which is partially offset by repurchases of our common stock under our share repurchase plans. Net borrowings of long-term debt, short-term borrowings and revolving long-term borrowings totaled approximately $98.3 million in 2007 as compared to net repayments of $11.6 million and $45.5 million in 2006 and 2005, respectively. During 2007, we used approximately $253.6 million to repurchase approximately 7,137,000 shares of our common stock under our share repurchase plans, including the 2007 Share Repurchase Plan, and approximately 193,000 shares of our common stock to satisfy tax withholding obligations in connection with the exercise of stock appreciation rights, the payout of shares of our common stock pursuant to vested performance share awards and the vesting of restricted stock awards.

The following table summarizes our outstanding debt obligations as of December 31, 2007 and the classification in the accompanying Consolidated Balance Sheet (in millions):

Description of Obligation	Short-Term Debt	Current Maturities	Long-Term Maturities	Total

Domestic promissory notes	$—	$36.1	$35.0	$71.1
Domestic revolving credit facility	—	—	131.0	131.0
Other foreign obligations	4.8	0.3	0.7	5.8

Total Debt	$4.8	$36.4	$166.7	$207.9

As of December 31, 2007, we had outstanding long-term debt obligations totaling $203.1 million, which increased from $108.2 million and $119.3 million as of December 31, 2006 and 2005, respectively. The amount outstanding as of December 31, 2007 consisted primarily of outstanding borrowings of $131.0 million under our domestic revolving credit facility which matures in 2012 and promissory notes with an aggregate principal outstanding of $71.1 million. The promissory notes mature at various dates through 2010 and have interest rates ranging from 6.73% to 8.00%. The increase in total debt outstanding was primarily the result of share repurchases made in 2007.

On October 12, 2007, we entered into the Third Amended and Restated Revolving Credit Facility Agreement (the “Credit Agreement”), which contains a $650.0 million domestic revolving credit facility. The Credit

Agreement replaced our previous domestic revolving credit facility, the Second Amended and Restated Credit Facility Agreement, dated as of July 8, 2005.

As of December 31, 2007, we had outstanding borrowings of $131.0 million under the $650.0 million domestic revolving credit facility and $118.4 million was committed to standby letters of credit. All of the remaining $400.6 million was available for future borrowings after consideration of covenant limitations. The facility matures in October 2012.

The domestic revolving credit facility includes a subfacility for swingline loans of up to $50 million and provides for the issuance of letters of credit for the full amount of the credit facility. The revolving loans bear interest at either (i) the Eurodollar rate plus a margin of between 0.5% and 1% that is based on our Debt to Adjusted EBITDA Ratio (as defined in the Credit Agreement) or (ii) the higher of (a) the Federal Funds Rate plus 0.5% and (b) the prime rate set by Bank of America, N.A. We may prepay the revolving loans at any time without premium or penalty, other than customary breakage costs in the case of Eurodollar loans. We will pay a facility fee in the range of 0.125% to 0.25% based on our Debt to Adjusted EBITDA Ratio. We will also pay a letter of credit fee in the range of 0.5% to 1% based on our Debt to Adjusted EBITDA Ratio, as well as additional issuance fee of 0.125% for letters of credit issued.

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

In addition to the financial covenants contained in the Credit Agreement outlined above, our domestic promissory notes also contain certain financial covenant restrictions. As of December 31, 2007, we believe we were in compliance with all covenant requirements. Our obligations under the facility and promissory notes are guaranteed by our material subsidiaries.

We have additional borrowing capacity through several foreign facilities governed by agreements between us and a syndicate of banks, used primarily to finance seasonal borrowing needs of our foreign subsidiaries. We had $5.8 million and $2.0 million of obligations outstanding through our foreign subsidiaries as of December 31, 2007 and 2006, respectively.

Under a revolving period asset securitization arrangement, we are eligible to transfer beneficial interests in a portion of our trade accounts receivable to third parties in exchange for cash. Our continued involvement in the transferred assets is limited to servicing. These transfers are accounted for as sales rather than secured borrowings. The fair values assigned to the retained and transferred interests are based primarily on the receivables’ carrying value given the short term to maturity and low credit risk. As of December 31, 2007 and 2006, we had not sold any beneficial interests in accounts receivable.

As of December 31, 2007, $20.2 million of cash and cash equivalents were restricted primarily due to routine lockbox collections and letters of credit issued with respect to the operations of our captive insurance subsidiary, which expire on December 31, 2008. These letter of credit restrictions can be transferred to our revolving lines of credit as needed.

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

On July 25, 2007, we announced that our Board of Directors approved the 2007 Share Repurchase Plan, pursuant to which we are authorized to repurchase up to $500 million of shares of our common stock through open market purchases. Based on the closing price of our common stock on July 24, 2007, a $500 million repurchase represented over 20% of our market capitalization. We are currently funding the stock repurchases through a combination of cash from operations and third party borrowings. We plan to fully execute repurchases under the 2007 Share Repurchase Plan by the end of the third quarter of 2008. During 2007, we purchased 5,878,987 shares of our common stock for $203.3 million at an average price of $34.59 per share, including commissions, under the 2007 Share Repurchase Plan, representing approximately 41% of the $500 million repurchase authorization.

The 2007 Share Repurchase Plan terminated and replaced our former share repurchase plan, announced on September 19, 2005, pursuant to which we were authorized to repurchase up to ten million shares of our common stock (the “2005 Share Repurchase Plan”). Purchases under the 2005 Share Repurchase Plan were made on an open-market basis at prevailing market prices. The timing of any repurchases depended on market conditions, the market price of our common stock and management’s assessment of our liquidity needs and investment requirements and opportunities. We repurchased a total of 7,615,041 shares of our common stock for $211.7 million at an average price of $27.80 per share, including commissions, under the 2005 Share Repurchase Plan.

We periodically review our capital structure, including our primary bank facility, to ensure that it has adequate liquidity. We believe that cash flows from operations, as well as available borrowings under our revolving credit facility and other existing sources of funding, will be sufficient to fund our operations for the foreseeable future and the share repurchases during the term of the 2007 Share Repurchase Plan.

Off-Balance Sheet Arrangements

In addition to the revolving and term loans described above, we utilize the following financing arrangements in the course of funding our operations:

•	Trade accounts receivable may be sold on a non-recourse basis to third parties. The sales are reported as a reduction of Accounts and Notes Receivable, net in the Consolidated Balance Sheets. As of December 31, 2007 and 2006, we had not sold any of such accounts receivable.

•	We also lease real estate and machinery and equipment pursuant to leases that, in accordance with Generally Accepted Accounting Principles, are not capitalized on the balance sheet, including high-turnover equipment such as autos and service vehicles and short-lived equipment such as personal computers. These operating leases generated rent expense of approximately $64.4 million, $54.1 million and $52.9 million in 2007, 2006 and 2005, respectively.

Contractual Obligations

Summarized below are our long-term payment obligations as of December 31, 2007 (in millions):

	Payments Due by Period
		1 Year	2-3	4-5	After
	Total	or Less	Years	Years	5 Years

Long-term debt	$203.1	$36.4	$35.6	$131.1	$—
Operating leases	160.1	48.4	64.5	31.4	15.8
Purchase obligations	32.4	32.4	—	—	—
Estimated interest payments on long-term debt	54.6	13.4	23.1	17.3	0.8

Total contractual obligations	$450.2	$130.6	$123.2	$179.8	$16.6

As of December 31, 2007, the liability for uncertain tax positions, including interest and penalties, was $25.5 million. Due to the uncertainty regarding the timing of payments associated with these liabilities, we are unable to make a reasonable estimate of the amount and period for which these liabilities might be paid.

Purchase obligations consist primarily of aluminum commitments of $23.8 million. The above table does not include retirement, postretirement and warranty liabilities because it is not certain when these liabilities will become due. For additional information regarding our contractual obligations, see Note 2, Note 9 and Note 19 of the Notes to our Consolidated Financial Statements. Contractual obligations related to capital leases as of December 31, 2007, were not material for any future period.

The majority of our Service Experts segment’s motor vehicle fleet is leased through operating leases. The lease terms are generally non-cancelable for the first 12-month term and then are month-to-month, cancelable at our option. While there are residual value guarantees on these vehicles, we have not historically made significant payments to the lessors as the leases are maintained until the fair value of the assets fully mitigates our obligations under the lease agreements. As of December 31, 2007, we estimate that we will incur an additional $7.2 million above the contractual obligations on these leases until the fair value of the leased vehicles fully mitigates our residual value guarantee obligation under the lease agreements.

Market Risk

Our results of operations can be affected by changes in exchange rates. Net sales and expenses in foreign currencies are translated into U.S. dollars for financial reporting purposes based on the average exchange rate for the period. During 2007, 2006 and 2005, net sales from outside the U.S. represented 27.1%, 22.7% and 22.6%, respectively, of our total net sales. Historically, foreign currency transaction gains (losses) have not had a material effect on our overall operations. As of December 31, 2007, the impact to net income of a 10% change in exchange rates is estimated to be approximately $7.7 million.

Our results of operations can be affected by changes in interest rates due to variable rates of interest on our revolving credit facilities. A 10% change in interest rates would not be material to our results of operations.

Currently, we utilize various alternatives to mitigate higher raw material costs, including cash flow and economic hedges and fixed forward contracts. We enter into commodity futures contracts to stabilize prices to be paid for raw materials and parts containing high copper and aluminum content. These contracts are for quantities equal to, or less than, quantities expected to be consumed in future production. As of December 31, 2007, we had metal futures contracts maturing at various dates through May 2009 with a fair value as a liability of $2.3 million. The impact of a 10% change in commodity prices would have a significant impact on our results from operations on an annual basis, absent any other contravening actions.

Critical Accounting Policies

The preparation of financial statements requires the use of judgments and estimates. The critical accounting policies are described below to provide a better understanding of how we develop our judgments about future events and related estimations and how such policies can impact our financial statements. A critical accounting policy is one that requires difficult, subjective or complex estimates and assessments and is fundamental to the results of operations. We consider our most critical accounting policies to be:

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

Product Warranties

For some of our HVAC products, we provide warranty terms ranging from one to 20 years to customers for certain components. For select products, we have provided lifetime warranties for heat exchangers. A liability for estimated warranty expense is recorded on the date that revenue is recognized. Our estimate of future warranty costs is determined for each product line. The number of units that are expected to be repaired or replaced is determined by applying the estimated failure rate, which is generally based on historical experience, to the number of units that have been sold and are still under warranty. The estimated units to be repaired under warranty are multiplied by the average cost to repair or replace such products to determine our estimated future warranty cost. We do not discount product warranty liabilities as the amounts are not fixed and the timing of future cash payments is neither fixed nor reliably determinable. We also provide for specifically identified warranty obligations.

Our estimated future warranty costs require significant assumptions about what costs will be incurred in the future and is subject to adjustment from time to time depending on changes in factors such as actual failure rate and cost experience. Should actual warranty costs differ from our estimates, we may be required to record adjustments to accruals and expense in the future. The subsequent costs incurred for warranty claims serve to reduce the accrued product warranty liability. For more information see Note 2 in the Notes to our Consolidated Financial Statements.

Goodwill and Other Intangible Assets

Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually by reporting unit in accordance with the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

Goodwill is tested for impairment by reporting unit at least annually in the first quarter of each fiscal year. We estimate reporting unit fair values using standard business valuation techniques such as discounted cash flows and reference to comparable business transactions. The discounted cash flows fair value estimates are based on management’s projected future cash flows and the estimated weighted-average cost of capital. The estimated weighted-average cost of capital is based on the risk-free interest rate and other factors such as equity risk premiums and the ratio of total debt and equity capital.

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

U.S.-based pension plans comprised approximately 85% of the projected benefit obligation and 87% of plan assets as of December 31, 2007. The U.S.-based benefit plan assets and liabilities included in our Consolidated Financial Statements and associated Notes reflect management’s assessment as to the long-range performance of our benefit plans, using the following assumptions:

	Pension Benefits		Other Benefits
	2007	2006	2007	2006

Weighted-average assumptions as of December 31:
Discount rate	6.48%	5.89%	6.36%	5.82%
Expected return on plan assets	8.25	8.25	—	—

To develop the expected long-term rate of return on assets assumption for U.S.-based plans, we considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio and the effect of periodic rebalancing. These results were adjusted for the payment of reasonable expenses of the plan from plan assets. This resulted in the selection of the 8.25% long-term rate of return on assets assumption. A similar process was followed for the non-U.S.-based plans. Should actual results differ from our estimates, revisions to the benefit plan assets and liabilities would be required.

To select a discount rate for the purpose of valuing the plan obligations for U.S.-based plans, we performed an analysis in which the duration of projected cash flows from defined benefit and retiree health care plans were matched with a yield curve based on the appropriate universe of high-quality corporate bonds that were available. We used the results of the yield curve analysis to select the discount rate that matched the duration and payment stream of the benefits in each plan. This resulted in the selection of the 6.48% and 6.36% discount rate assumption for pension benefits and other benefits, respectively. A similar process was followed for the non-U.S.-based plans. Should actual results differ from our estimates, revisions to the benefit plan liabilities would be required.

For more information see Note 9 in the Notes to our Consolidated Financial Statements.

Stock-Based Compensation

The implementation of Statement of Financial Accounting Standards No. 123R, Share-Based Payment, on July 1, 2005, regarding stock-based compensation changed our financial statements as detailed in Note 2 and Note 14 to our Consolidated Financial Statements. Determining the amount of expense for stock-based compensation, as well as the associated impact to our balance sheets and statements of cash flows, requires us to develop estimates of the fair value of stock-based compensation expense. The most significant factors of that expense that require estimates or projections include the expected volatility, expected lives and estimated forfeiture rates of stock-based awards.

For grants made prior to July 1, 2005, an analysis of historical volatility was used to develop the estimate of expected volatility. Effective July 1, 2005, we changed our method of determining expected volatility on all stock option and stock appreciation rights granted after that date to consider a combination of historical stock price data and other pertinent information.

The expected lives of stock options and stock appreciation rights are determined based on historical exercise experience and estimated forfeiture rates are derived from historical forfeiture patterns. We believe the historical experience method is the best estimate of future exercise patterns and forfeitures currently available.

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

As of December 31, 2007, our self-insurance and captive reserves, calculated on an undiscounted basis, represent the best estimate of the future payments to be made on losses reported and unreported for 2007 and prior years. The majority of our self-insured risks (excluding auto liability and physical damage) have relatively long payout patterns. Pursuant to our accounting policy, we do not discount our self-insurance or captive reserves. We maintain safety and manufacturing programs that are designed to improve the safety and effectiveness of our business processes and, as a result, reduce the level and severity of our various self-insurance risks.

Our reserves for self-insurance and captive risks totaled $60.8 million and $58.2 million as of December 31, 2007 and 2006, respectively. Actual payments for claims reserved as of December 31, 2007 may vary depending on various factors including the development and ultimate settlement of reported and unreported claims. To the extent actuarial assumptions change and claims experience rates differ from historical rates, our liability may change.

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

Derivative Accounting

We use futures contracts and fixed forward contracts to mitigate our exposure to volatility in commodity prices in the ordinary course of business. Futures contracts that meet established accounting criteria are formally designated as cash flow hedges. We account for instruments that qualify as cash flow hedges utilizing SFAS No. 133.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”), which establishes a framework for measuring fair value in generally accepted accounting principles, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB deferred the effective date of SFAS No. 157 for one year for certain nonfinancial assets and liabilities. We are currently evaluating the standard and do not believe that the initial adoption of SFAS No. 157 will have a material impact on our consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”), which permits an entity to choose to measure eligible financial instruments and certain other items at fair value. Subsequent measurements for the financial instruments and other items an entity elects to fair value will be recognized in earnings at each reporting date. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the standard and do not believe that the initial adoption of SFAS No. 159 will have a material impact on our consolidated financial statements.

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

Management has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that as of December 31, 2007, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

KPMG LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements, has issued an audit report including an opinion on the effectiveness of internal control over financial reporting as of December 31, 2007, a copy of which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Lennox International Inc.:

We have audited the accompanying consolidated balance sheets of Lennox International Inc. and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007. In connection with our audits of the consolidated financial statements, we have also audited financial statement schedule II. We also have audited Lennox International Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Lennox International Inc.’s management is responsible for these consolidated financial statements, financial statement schedule II, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lennox International Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, Lennox International Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provision of Securities and Exchange Commission Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, effective December 31, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, and effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.

/s/  KPMG LLP

Dallas, Texas

February 27, 2008

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
As of December 31, 2007 and 2006
(In millions, except share and per share data)

	As of December 31,
	2007	2006

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$145.5	$144.3
Short-term investments	27.7	—
Accounts and notes receivable, net	492.5	502.6
Inventories, net	325.7	305.5
Deferred income taxes	30.9	22.2
Other assets	48.4	43.8

Total current assets	1,070.7	1,018.4
PROPERTY, PLANT AND EQUIPMENT, net	317.9	288.2
GOODWILL, net	262.8	239.8
DEFERRED INCOME TAXES	94.0	104.3
OTHER ASSETS	69.2	69.1

TOTAL ASSETS	$1,814.6	$1,719.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$4.8	$1.0
Current maturities of long-term debt	36.4	11.4
Accounts payable	289.8	278.6
Accrued expenses	352.1	326.3
Income taxes payable	1.1	33.8

Total current liabilities	684.2	651.1
LONG-TERM DEBT	166.7	96.8
POSTRETIREMENT BENEFITS, OTHER THAN PENSIONS	16.2	12.9
PENSIONS	34.8	49.6
OTHER LIABILITIES	104.2	105.0

Total liabilities	1,006.1	915.4
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 200,000,000 shares authorized, 81,897,439 shares and 76,974,791 shares issued for 2007 and 2006, respectively	0.8	0.8
Additional paid-in capital	760.7	706.6
Retained earnings	447.4	312.5
Accumulated other comprehensive income (loss)	63.6	(5.1)
Treasury stock, at cost, 19,844,677 shares and 9,818,904 shares for 2007 and 2006, respectively	(464.0)	(210.4)

Total stockholders’ equity	808.5	804.4

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,814.6	$1,719.8

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2007, 2006 and 2005
(In millions, except per share data)

	For the Years Ended December 31,
	2007	2006	2005

NET SALES	$3,749.7	$3,715.4	$3,405.3
COST OF GOODS SOLD	2,697.1	2,755.4	2,460.2

Gross profit	1,052.6	960.0	945.1
OPERATING EXPENSES:
Selling, general and administrative expenses	778.7	778.0	753.7
(Gains), losses and other expenses, net	(6.4)	(46.6)	(47.5)
Restructuring charges	25.2	13.3	2.4
Equity in earnings of unconsolidated affiliates	(10.6)	(8.0)	(14.2)

Operational income from continuing operations	265.7	223.3	250.7
INTEREST EXPENSE, net	6.8	4.4	15.4
OTHER (INCOME) EXPENSE, net	0.7	0.5	0.3

Income from continuing operations before income taxes and cumulative effect of accounting change	258.2	218.4	235.0
PROVISION FOR INCOME TAXES	89.2	52.4	83.0

Income from continuing operations before cumulative effect of accounting change	169.0	166.0	152.0
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET	—	—	(0.1)

Income from continuing operations	169.0	166.0	152.1
DISCONTINUED OPERATIONS:
Loss from operations of discontinued operations	—	—	2.0
Income tax benefit	—	—	(0.5)
Loss on disposal of discontinued operations	—	—	0.1
Income tax benefit	—	—	(0.2)

Loss from discontinued operations	—	—	1.4

Net income	$169.0	$166.0	$150.7

INCOME PER SHARE FROM CONTINUING OPERATIONS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE:
Basic	$2.55	$2.37	$2.37
Diluted	$2.43	$2.26	$2.13
CUMULATIVE EFFECT OF ACCOUNTING CHANGE PER SHARE:
Basic	$—	$—	$—
Diluted	$—	$—	$—
INCOME PER SHARE FROM CONTINUING OPERATIONS:
Basic	$2.55	$2.37	$2.37
Diluted	$2.43	$2.26	$2.13
(LOSS) PER SHARE FROM DISCONTINUED OPERATIONS:
Basic	$—	$—	$(0.02)
Diluted	$—	$—	$(0.02)
NET INCOME PER SHARE:
Basic	$2.55	$2.37	$2.35
Diluted	$2.43	$2.26	$2.11
AVERAGE SHARES OUTSTANDING:
Basic	66.4	69.9	64.2
Diluted	69.4	73.5	73.7
CASH DIVIDENDS DECLARED PER SHARE	$0.53	$0.46	$0.41

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2007, 2006 and 2005
(In millions, except per share data)

	Common Stock		Additional		Accumulated Other		Treasury	Total
	Issued		Paid-In		Comprehensive	Deferred	Stock	Stockholders’	Comprehensive
	Shares	Amount	Capital	Retained Earnings	Income (Loss)	Compensation	at Cost	Equity	Income (Loss)

BALANCE AS OF DECEMBER 31, 2004	66.4	$0.7	$454.1	$66.8	$0.7	$(18.2)	$(31.2)	$472.9
Net income	—	—	—	150.7	—	—	—	150.7	$150.7
Dividends, $0.41 per share	—	—	—	(26.5)	—	—	—	(26.5)	—
Foreign currency translation adjustments, net	—	—	—	—	(10.9)	—	—	(10.9)	(10.9)
Minimum pension liability adjustments, net of tax benefit of $9.4	—	—	—	—	17.0	—	—	17.0	17.0
Adoption of Statement of Financial Accounting Standard No. 123R	(2.3)	—	(2.6)	—	—	7.4	—	4.8	—
Stock-based compensation expense	—	—	18.0	—	—	10.8	—	28.8	—
Derivatives, net of tax provision of $3.8	—	—	—	—	(6.4)	—	—	(6.4)	(6.4)
Common stock issued	2.7	—	25.8	—	—	—	—	25.8	—
Redemption of convertible notes	7.9	—	144.3	—	—	—	—	144.3	—
Treasury stock purchases	—	—	—	—	—	—	(15.8)	(15.8)	—
Tax benefits of stock-based compensation	—	—	9.7	—	—	—	—	9.7	—

Comprehensive income	—	—	—	—	—	—	—	—	$150.4

BALANCE AS OF DECEMBER 31, 2005	74.7	$0.7	$649.3	$191.0	$0.4	$—	$(47.0)	$794.4
Impact of adjustments recorded under provisions of SAB No. 108	—	—	—	(12.4)	—	—	—	(12.4)

ADJUSTED BALANCE AS OF JANUARY 1, 2006	74.7	$0.7	$649.3	$178.6	$0.4	$—	$(47.0)	$782.0
Net income	—	—	—	166.0	—	—	—	166.0	$166.0
Dividends, $0.46 per share	—	—	—	(32.1)	—	—	—	(32.1)	—
Foreign currency translation adjustments, net	—	—	—	—	20.8	—	—	20.8	20.8
Minimum pension liability adjustments, net of tax benefit of $2.0	—	—	—	—	4.0	—	—	4.0	4.0
Stock-based compensation expense	—	—	24.4	—	—	—	—	24.4
Derivatives, net of tax provision of $1.0	—	—	—	—	(1.9)	—	—	(1.9)	(1.9)
Common stock issued	2.3	0.1	19.7	—	—	—	—	19.8	—
Treasury stock purchases	—	—	—	—	—	—	(163.4)	(163.4)	—
Tax benefits of stock-based compensation	—	—	13.2	—	—	—	—	13.2	—

Comprehensive income	—	—	—	—	—	—	—	—	$188.9

Adjustments resulting from adoption of SFAS No. 158, net of tax benefit of $15.0	—	—	—	—	(28.4)	—	—	(28.4)

BALANCE AS OF DECEMBER 31, 2006	77.0	$0.8	$706.6	$312.5	$(5.1)	$—	$(210.4)	$804.4

Impact of adoption of FIN No. 48	—	—	—	0.9	—	—	—	0.9

ADJUSTED BALANCE AS OF JANUARY 1, 2007	77.0	$0.8	$706.6	$313.4	$(5.1)	$—	$(210.4)	805.3

Net income	—	—	—	169.0	—	—	—	169.0	$169.0

Dividends, $0.53 per share	—	—	—	(35.0)	—	—	—	(35.0)	—
Foreign currency translation adjustments, net	—	—	—	—	62.9	—	—	62.9	62.9
Pension and postretirement liability changes, net of tax benefit of $0.0	—	—	—	—	3.2	—	—	3.2	3.2
Stock-based compensation expense	—	—	21.0	—	—	—	—	21.0	—
Reversal of previously recorded stock-based compensation expense related to share-based awards canceled in restructuring	—	—	(2.1)	—	—	—	—	(2.1)	—
Derivatives, net of tax provision of $1.3	—	—	—	—	2.6	—	—	2.6	2.6
Common stock issued	4.9	—	21.5	—	—	—	—	21.5	—
Treasury stock purchases	—	—	—	—	—	—	(253.6)	(253.6)	—
Tax benefits of stock-based compensation	—	—	20.1	—	—	—	—	20.1	—
Other tax related items	—	—	(6.4)	—	—	—	—	(6.4)	—

Comprehensive income	—	—	—	—	—	—	—	—	$237.7

BALANCE AS OF DECEMBER 31, 2007	81.9	$0.8	$760.7	$447.4	$63.6	$—	$(464.0)	$808.5

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2007, 2006 and 2005
(In millions)

	For The Years Ended December 31,
	2007	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$169.0	$166.0	$150.7
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of unconsolidated affiliates	(10.6)	(8.0)	(14.2)
Dividends from affiliates	12.3	5.4	—
Minority interest	0.7	0.5	0.3
Restructuring expenses, net of cash paid	14.8	7.3	0.7
Warranty program adjustment	(16.9)	—	—
Unrealized loss (gain) on futures contracts	3.3	20.8	(23.3)
Stock-based compensation expense	21.0	24.4	28.8
Depreciation and amortization	48.8	44.3	37.4
Capitalized interest	(1.8)	(1.0)	—
Deferred income taxes	5.7	(26.3)	11.9
Other items, net	8.8	0.7	(2.9)
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts and notes receivable	22.4	11.1	(53.6)
Inventories	(6.7)	(47.3)	0.1
Other current assets	(5.9)	(0.8)	(16.2)
Accounts payable	0.1	(25.9)	64.4
Accrued expenses	2.3	(1.5)	40.5
Income taxes payable and receivable	(25.5)	11.0	23.1
Long-term warranty, deferred income and other liabilities	(3.7)	19.0	(16.9)
Net cash used in operating activities from discontinued operations	—	—	(2.1)

Net cash provided by operating activities	238.1	199.7	228.7

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the disposal of property, plant and equipment	0.8	3.5	0.7
Purchases of property, plant and equipment	(68.4)	(73.8)	(63.3)
Additional investments in affiliates	(0.8)	(24.2)	—
Purchases of short-term investments	(42.5)	—	—
Proceeds from sales and maturities of short-term investments	15.1	—	—
Proceeds from disposal of investments (continuing operations)	—	—	39.3
Net cash provided by investing activities from discontinued operations	—	—	2.5

Net cash used in investing activities	(95.8)	(94.5)	(20.8)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term borrowings (payments), net	3.4	(0.4)	(4.2)
Net payments on long-term debt	(36.1)	(11.2)	(36.3)
Revolver long-term borrowings (payments), net	131.0	—	(5.0)
Proceeds from stock option exercises	21.5	19.8	25.8
Payments of deferred financing costs	(1.8)	(0.3)	(1.7)
Repurchases of common stock	(253.6)	(163.4)	(15.8)
Excess tax benefits related to share-based payments	17.9	11.3	5.1
Cash dividends paid	(35.0)	(31.3)	(24.8)

Net cash used in financing activities	(152.7)	(175.5)	(56.9)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(10.4)	(70.3)	151.0
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	11.6	1.1	1.6
CASH AND CASH EQUIVALENTS, beginning of year	144.3	213.5	60.9

CASH AND CASH EQUIVALENTS, end of year	$145.5	$144.3	$213.5

Supplementary disclosures of cash flow information:
Cash paid during the year for:
Interest	$11.4	$10.0	$16.3

Income taxes (net of refunds)	$91.3	$43.8	$66.1

Non-cash items:
Redemption of Convertible Notes	$—	$—	$144.3

Impact of adjustments recorded under provisions of SAB No. 108	$—	$12.4	$—

Impact of adoption of FIN No. 48	$0.9	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007, 2006 and 2005

1.  Nature of Operations:

Lennox International Inc., a Delaware corporation, through its subsidiaries (the “Company” or “LII”), is a leading global provider of climate control solutions. The Company designs, manufactures and markets a broad range of products for the heating, ventilation, air conditioning and refrigeration (“HVACR”) markets. The Company operates in four reportable business segments of the HVACR industry. The first reportable segment is Residential Heating & Cooling, in which LII manufactures and markets a full line of heating, air conditioning and hearth products for the residential replacement and new construction markets in the U.S. and Canada. The second reportable segment is Commercial Heating & Cooling, in which LII manufactures and sells rooftop products and related equipment for light commercial applications in the U.S. and Canada and primarily rooftop products, chillers and air handlers in Europe. The third reportable segment is Service Experts, which includes sales, installation, maintenance, and repair services for heating, ventilation, and air conditioning (“HVAC”) equipment by Company-owned service centers in the U.S. and Canada. The fourth reportable segment is Refrigeration, which manufactures and sells unit coolers, condensing units and other commercial refrigeration products in the U.S. and international markets. See Note 20 for financial information regarding the Company’s reportable segments.

The Company sells its products and services through a combination of distributors, independent and Company-owned dealer service centers, other installing contractors, wholesalers, manufacturers’ representatives, original equipment manufacturers and to national accounts.

As of December 31, 2007, approximately 20% of the Company’s employees were represented by collective bargaining agreements. The Company believes its relationships with the unions representing its employees are generally good and does not anticipate any material adverse consequences resulting from negotiations to renew any collective bargaining agreements.

2.  Summary of Significant Accounting Policies:

Principles of Consolidation

The consolidated financial statements include the accounts of Lennox International Inc. and its majority-owned subsidiaries. All intercompany transactions and balances have been eliminated.

Cash and Cash Equivalents

The Company considers all highly liquid temporary investments with original maturity dates of three months or less to be cash equivalents. Cash and cash equivalents of $145.5 million and $144.3 million as of December 31, 2007 and 2006, respectively, consisted of cash, overnight repurchase agreements and investment grade securities and are stated at cost, which approximates fair value.

As of December 31, 2007 and 2006, $20.2 million and $14.8 million, respectively, of cash and cash equivalents were restricted primarily due to routine lockbox collections and letters of credit issued with respect to the operations of the Company’s captive insurance subsidiary (the “Captive”), which expire on December 31, 2008. These letter of credit restrictions can be transferred to the Company’s revolving lines of credit as needed.

Short-term Investments

The Captive holds debt securities, consisting of U.S. Treasury securities, U.S. government agency securities, corporate bonds, commercial paper, and various securitized debt instruments. In accordance with Statement of Financial Accounting Standards No. 115 (as amended), Accounting for Certain Investments in Debt and Equity Securities, the Company classifies these investments as available-for-sale and carries them at amortized cost, which approximates fair value. Any unrealized holding gains and losses are reported in Accumulated Other Comprehensive Income (“AOCI”), net of applicable taxes, until the gain or loss is realized. These instruments are not

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

classified as cash and cash equivalents as their original maturity dates are greater than three months. The Company places its investments in high credit quality financial instruments only and limits the amount invested in any one institution or in any one instrument.

As of December 31, 2007, the Captive held approximately $27.7 million of short-term investments. The Company did not hold these types of investments as of December 31, 2006. Unrealized losses included in AOCI in the accompanying Consolidated Balance Sheet as of December 31, 2007 were not material. Realized gains and losses from the sale of securities were also not material for 2007. The maturities of these securities range from January 2008 to February 2011. However, it is the Captive’s intention that these investments be available to support its current operations as needed. Due to the liquidity of these investments, they are classified as current assets in the accompanying Consolidated Balance Sheets.

Accounts and Notes Receivable

Accounts and notes receivable are shown in the accompanying Consolidated Balance Sheets, net of allowance for doubtful accounts of $17.1 million and $16.7 million, as of December 31, 2007 and 2006, respectively. The allowance for doubtful accounts is generally established during the period in which receivables are recognized and is maintained at a level deemed appropriate by management based on historical and other factors that affect collectibility. Such factors include the historical trends of write-offs and recovery of previously written-off accounts, the financial strength of the customer and projected economic and market conditions. The Company determines the delinquency status of receivables generally based on contractual terms and writes off uncollectible receivables after management’s review of factors that affect collectibility as noted above, among other considerations. The Company has no significant concentration of credit risk within its accounts and notes receivable.

Inventories

Inventory costs include material, labor, depreciation and plant overhead. Inventories of $130.6 million and $134.0 million as of December 31, 2007 and 2006, respectively, were valued at the lower of cost or market using the last-in, first-out (LIFO) cost method. The remaining portion of the inventory is valued at the lower of cost or market with cost being determined either on the first-in, first-out (FIFO) basis or average cost. The Company elected to use the LIFO cost method for the Company’s domestic manufacturing companies in 1974 and continued to elect the LIFO cost method for new operations through the late 1980s. The types of inventory include raw materials, purchased components, work-in-process, repair parts and finished goods. Starting in the late 1990s, the Company began adopting the FIFO cost method for all new domestic manufacturing operations (primarily acquisitions). The Company’s operating entities with a previous LIFO election continue to use the LIFO cost method. The Company also uses the FIFO cost method for all of the Company’s foreign-based manufacturing facilities as well as the Company’s Service Experts segment, whose inventory is limited to service parts and finished goods. LIFO inventory liquidations did not have a material impact on gross margins during the years ended December 31, 2007, 2006, and 2005.

Property, Plant and Equipment

Property, plant and equipment are stated at cost, net of accumulated depreciation. Expenditures for renewals and betterments are capitalized and expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the following estimated useful lives:

Buildings and improvements	2 to 40 years
Machinery and equipment	1 to 15 years

The Company periodically reviews long-lived assets for impairment as events or changes in circumstances indicate that the carrying amount of such assets might not be recoverable. In order to assess recoverability, the Company compares the estimated expected future cash flows (undiscounted and without interest charges) identified

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with each long-lived asset or related asset grouping to the carrying amount of such assets. If the expected future cash flows do not exceed the carrying value of the asset or assets being reviewed, an impairment loss is recognized based on the excess of the carrying amount of the impaired assets over their fair value.

In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations — An Interpretation of FASB Statement No. 143 (“FIN No. 47”), which was effective for the Company as of December 31, 2005. This interpretation provides additional guidance as to when companies should record the fair value of a liability for a conditional asset retirement obligation when there is uncertainty about the timing or method of settlement of the obligation. The cumulative effect of the change in accounting related to the adoption of FIN No. 47 was not material for the year ended December 31, 2005. There were no material changes in conditional asset retirement obligations during 2007 or 2006.

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

The Company estimates reporting unit fair values using standard business valuation techniques such as discounted cash flows and reference to comparable business transactions. The discounted cash flows fair value estimates are based on management’s projected future cash flows and the estimated weighted-average cost of capital. The estimated weighted-average cost of capital is based on the risk-free interest rate and other factors such as equity risk premiums and the ratio of total debt and equity capital.

Based on the results of its annual impairment tests required by SFAS No. 142, the Company determined that no impairment of its goodwill existed as of December 31, 2007, 2006 or 2005.

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

Identifiable intangible and other assets subject to amortization are recorded in Other Assets in the accompanying Consolidated Balance Sheets and were comprised of the following as of December 31, 2007 and 2006 (in millions):

	2007			2006
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount

Deferred financing costs	$7.0	$(4.1)	$2.9	$5.2	$(3.3)	$1.9
Customer relationships	3.3	(0.4)	2.9	3.3	(0.1)	3.2
Other	4.7	(3.6)	1.1	5.0	(3.2)	1.8

Total	$15.0	$(8.1)	$6.9	$13.5	$(6.6)	$6.9

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization of intangible assets for the years ended December 31, 2007, 2006 and 2005 was $1.4 million, $1.4 million and $1.9 million, respectively. Estimated intangible amortization expense for the next five years is as follows (in millions):

2008	$1.4
2009	1.2
2010	1.2
2011	1.0
2012	0.8

As of December 31, 2007 and 2006 the Company had $4.8 million and $4.3 million of intangible assets, respectively, primarily consisting of trademarks, which are not subject to amortization.

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

Investments in affiliated companies accounted for under the equity method consist of a 24.5% common stock ownership interest in Alliance Compressor LLC, a domestic joint venture engaged in the manufacture and sale of compressors; a 50% common stock ownership in Frigus-Bohn S.A. de C.V., a Mexican joint venture that produces unit coolers and condensing units; and a 13.05% common stock ownership interest in Kulthorn Kirby Public Company Limited, a Thailand company engaged in the manufacture of compressors for refrigeration applications.

As of December 31, 2004, the Company held a 45% common stock ownership interest in Outokumpu Heatcraft, a joint venture engaged in the manufacture and sale of heat transfer components, primarily coils. The Company accounted for its investment in Outokumpu Heatcraft using the equity method. On June 7, 2005, the Company completed the sale of its interest in the heat transfer joint venture to Outokumpu Copper Products OY of Finland (“Outokumpu”) for $39.3 million pursuant to which it recorded a pre-tax gain of $9.3 million, which is included in (Gains), Losses and Other Expenses, net in the accompanying Consolidated Statements of Operations. In connection with the sale, the Company entered into an agreement with Outokumpu related to joint remediation of certain existing environmental matters. In conjunction with the new agreement, the Company updated its estimate

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of its portion of the on-going remediation costs and recorded expenses of $2.2 million for the year ended December 31, 2005.

The Company recorded $10.6 million, $8.0 million and $14.2 million of equity in the earnings of these affiliates for the years ended December 31, 2007, 2006 and 2005, respectively, and included these amounts in Equity in Earnings of Unconsolidated Affiliates in the accompanying Consolidated Statements of Operations. The carrying amount of investments in affiliates as of December 31, 2007 and 2006 of $52.6 million and $52.4 million, respectively, is included in long-term Other Assets in the accompanying Consolidated Balance Sheets.

Product Warranties

For some of LII’s HVAC products, the Company provides warranty terms ranging from one to 20 years to customers for certain components such as compressors or heat exchangers. For select products, LII has provided lifetime warranties for heat exchangers. A liability for estimated warranty expense is recorded on the date that revenue is recognized. The Company’s estimate of future warranty costs is determined for each product line. The number of units that are expected to be repaired or replaced is determined by applying the estimated failure rate, which is generally based on historical experience, to the number of units that have been sold and are still under warranty. The estimated units to be repaired under warranty are multiplied by the average cost to repair or replace such products to determine the estimated future warranty cost. The Company does not discount product warranty liabilities as the amounts are not fixed and the timing of future cash payments is neither fixed nor reliably determinable. The Company also provides for specifically identified warranty obligations. The Company’s estimated future warranty cost is subject to adjustment from time to time depending on changes in actual failure rate and cost experience. Subsequent costs incurred for warranty claims serve to reduce the accrued product warranty liability.

Total liabilities for estimated warranty expense were $98.4 million and $104.7 million as of December 31, 2007 and 2006, respectively, and are included in the following captions on the accompanying Consolidated Balance Sheets (in millions):

	December 31,
	2007	2006

Accrued Expenses	$33.8	$27.2
Other Liabilities	64.6	77.5

	$98.4	$104.7

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes in the carrying amount of the Company’s total warranty liabilities for the years ended December 31, 2007 and 2006 were as follows (in millions):

Total warranty liability as of December 31, 2005	$80.9
Errors in estimates associated with pre-existing liabilities recorded under the provisions of SAB No. 108	19.6
Payments made in 2006	(33.2)
Changes resulting from issuance of new warranties	33.6
Changes in estimates associated with pre-existing liabilities	3.2
Changes in foreign currency translation rates	0.6

Total warranty liability as of December 31, 2006	$104.7

Payments made in 2007	(29.5)
Changes resulting from issuance of new warranties	31.2
Changes in estimates associated with pre-existing liabilities	6.4
Changes in foreign currency translation rates	2.5
Warranty program adjustment(1)	(16.9)

Total warranty liability as of December 31, 2007	$98.4

(1)	In the fourth quarter of 2007, the Company made a change to the way it fulfills warranty obligations on the Pulse furnace, which was produced from 1982-1999. Under the terms of the revised warranty program, the customer pays a discounted price for a warranty replacement unit upon failure of the heat exchanger.

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

Pensions and Postretirement Benefits

LII has domestic and foreign pension plans covering nearly all employees. The Company also maintains an unfunded postretirement benefit plan, which provides certain medical and life insurance benefits to eligible employees.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132R) (“SFAS No. 158”), which requires plan sponsors of defined benefit pension and other

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

postretirement benefit plans (collectively, “postretirement benefit plans”) to recognize the funded status of their postretirement benefit plans in the statement of financial position, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position, and provide additional disclosures. On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158. The effect of adopting SFAS No. 158 on the Company’s financial condition as of December 31, 2006 has been included in the accompanying consolidated financial statements.

The Company’s pension plans are accounted for under the provisions of SFAS No. 158. The postretirement benefit plan is accounted for under the provisions of SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other than Pensions, as amended by SFAS No. 158.

The benefit plan assets and liabilities included in the accompanying consolidated financial statements and related notes reflect assumptions to the long-range performance of the Company’s benefit plans. Should actual results differ from management’s estimates, revisions to the benefit plan assets and liabilities would be required.

Self-Insurance

The Company uses a combination of third party insurance and self-insurance plans (large deductible or captive) to provide protection against claims relating to worker’s compensation, general liability, product liability, property damage, aviation liability, directors and officers’ liability, auto liability, physical damage and other exposures. LII maintains third party coverage for risks not retained within its large deductible or captive insurance plans.

Self-insurance expense and liabilities are determined based on the Company’s historical claims information, as well as industry factors and trends in the level of such claims and payments.

As of December 31, 2007, self-insurance and captive reserves, calculated on an undiscounted basis, represent the best estimate of the future payments to be made on losses reported and unreported for 2007 and prior years. The majority of LII’s self-insured risks (excluding auto liability and physical damage) have relatively long payout patterns. The Company does not discount its self-insurance or captive reserves.

Actual payments for claims reserved as of December 31, 2007 may vary depending on various factors including the development and ultimate settlement of reported and unreported claims. To the extent actuarial assumptions change and claims experience rates differ from historical rates, the Company’s liability may change.

Environmental Obligations

The Company accounts for environmental obligations in accordance with American Institute of Certified Public Accountants Statement of Position 96-1, Environmental Remediation Liabilities. The Company accrues for losses associated with environmental obligations when such losses are probable and reasonably estimable. Accruals for estimated losses from environmental obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental obligations are discounted to their present value when the amounts are fixed and the timing of future cash payments are reliably determinable. Recoveries of environmental remediation and containment costs from other parties are recognized as assets when their receipt is deemed probable. For more information see Note 19.

Derivatives

The Company uses futures contracts and fixed forward contracts to mitigate the exposure to volatility in commodity prices. The Company hedges only exposures in the ordinary course of business and does not hold or trade derivatives for profit. All derivatives are recognized in the Consolidated Balance Sheet at fair value and are reported in Current Other Assets, Long-term Other Assets, Accrued Expenses, or Other Liabilities. Classification of

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

each hedging instrument is based upon whether the maturity of the instrument is less than or greater than 12 months. Instruments that meet established accounting criteria are formally designated as cash flow hedges. The Company accounts for instruments that qualify as cash flow hedges utilizing Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS No. 133”). However, the Company may enter into instruments that economically hedge certain of its risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting under SFAS No. 133. In these cases, there exists a natural hedging relationship in which changes in the fair value of the instrument, which are recognized currently in net income, act as an economic offset to changes in the fair value of the underlying hedged item(s). For more information see Note 10.

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

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109 (“FIN No. 48”). FIN No. 48 clarifies the accounting for income taxes by prescribing a minimum threshold that a tax position is required to meet before being recognized in the financial statements. FIN No. 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting for interim periods, disclosure and transition. Effective January 1, 2007, the Company adopted FIN No. 48. As a result of the adoption of FIN No. 48, the Company recognized a $0.9 million decrease in the liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007 retained earnings balance. For more information see Note 15.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense in accordance with FIN No. 48.

Revenue Recognition

The Company’s Residential Heating & Cooling, Commercial Heating & Cooling and Refrigeration segments’ revenue recognition practices depend upon the shipping terms for each transaction. Shipping terms are primarily FOB Shipping Point and, therefore, revenues are recognized for these transactions when products are shipped to customers and title passes. However, certain customers in the Company’s smaller operations, primarily outside of North America, have shipping terms where title and risk of ownership do not transfer until the product is delivered to the customer. For these transactions, revenues are recognized on the date that the product is received and accepted by such customers. LII has experienced returns for miscellaneous reasons and records a reserve for these returns based on historical experience for such returns at the time the Company recognizes revenue. The Company’s historical rate of returns is insignificant as a percentage of sales.

The Company’s Service Experts segment recognizes sales, installation, maintenance and repair revenues at the time the services are completed. The Service Experts segment also provides HVAC system design and installation services under fixed-price contracts, which may extend up to one year. Revenue for these services is recognized using the percentage-of-completion method, based on the percentage of incurred contract costs-to-date in relation to total estimated contract costs, after giving effect to the most recent estimates of total cost. The effect of changes to total estimated contract revenue or cost is recognized in the period such changes are determined. Provisions for estimated losses on individual contracts are made in the first period in which the loss becomes probable.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company engages in cooperative advertising, customer rebate, cash discount and other miscellaneous programs that result in payments or credits being issued to its customers. The Company’s policy is to record the discounts and incentives as a reduction of sales when the sales are recorded, with the exception of certain cooperative advertising expenditures that are charged to Selling, General and Administrative (“SG&A”) Expenses. The amounts charged to SG&A Expenses were approximately $10.2 million, $11.8 million and $11.7 million for the years ended December 31, 2007, 2006 and 2005, respectively. Under these cooperative advertising programs, the Company receives, or will receive, an identifiable benefit (goods or services) in exchange for the consideration given. The identified benefit is sufficiently separable from the customer’s purchase of the Company’s products such that the Company could have entered into an exchange transaction with a party other than the customer in order to receive the benefit. Additionally, the Company can reasonably estimate the fair value of the benefit that the Company receives, or will receive, and the amount of the consideration paid by the Company does not exceed the estimated fair value of the benefit received.

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

Selling, General and Administrative Expenses

SG&A expenses include (a) all other payroll and benefit costs; (b) advertising; (c) general selling and administrative costs, which include research and development and information technology costs; and (d) other selling, general and administrative related costs such as insurance, travel, and non-production depreciation and rent.

Stock-Based Compensation

Effective July 1, 2005, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS No. 123R”), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the second half of 2005 included: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), and (b) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Prior to July 1, 2005, the Company accounted for stock-based awards under the intrinsic value method, which follows the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and Related Interpretations (“APB No. 25”), as permitted by SFAS No. 123. In accordance with SFAS No. 123R, results for prior periods have not been restated. Compensation expense of $21.0 million, $24.4 million and $28.8 million was recognized for the years ended December 31, 2007, 2006 and 2005, respectively, and is included in SG&A Expenses in the accompanying Consolidated Statements of Operations. The cumulative effect of the change in accounting related to the adoption of SFAS No. 123R was not material for the year ended December 31, 2005.

Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS No. 123R requires the cash flows from the tax benefits of tax deductions in excess of the compensation cost recognized for those options (“excess tax benefits”) to be classified as financing cash flows. The adoption of SFAS No. 123R resulted in excess tax benefits of $17.9 million, $11.3 million and $5.1 million being classified as a financing cash

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

inflow in the accompanying Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005, respectively.

Had the Company used the fair value based accounting method for stock-based compensation expense described by SFAS No. 123 for the period beginning January 1, 2005 through June 30, 2005, the Company’s diluted net income (loss) per common and equivalent share for the year ended December 31, 2005, would have been as set forth in the table below (in millions, except per share data). As of July 1, 2005, the Company adopted SFAS No. 123R thereby eliminating pro forma disclosure for periods following such adoption. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes-Merton option valuation model and amortized to expense over the options’ vesting periods.

For the Year Ended
December 31, 2005

Net income, as reported	$150.7
Add: Reported stock-based compensation expense, net of taxes	18.4
Deduct: Fair value based compensation expense, net of taxes	(19.4)

Net income (loss), pro-forma	$149.7

Earnings per share:
Basic, as reported	$2.35
Basic, pro forma	$2.33
Diluted, as reported	$2.11
Diluted, pro forma	$2.09

Research and Development

Research and development costs are expensed as incurred. The Company expended approximately $43.0 million, $42.2 million and $40.3 million for the years ended December 31, 2007, 2006 and 2005, respectively, for research and product development activities. Research and development costs are included in SG&A Expenses in the accompanying Consolidated Statements of Operations.

Advertising

The costs of advertising, promotion and marketing programs are charged to operations in the period incurred. Expenses relating to advertising, promotions and marketing programs were $73.8 million, $79.0 million and $79.6 million for the years ended December 31, 2007, 2006 and 2005, respectively, and are included in SG&A Expenses in the accompanying Consolidated Statements of Operations.

Leases

The Company has various leases relating principally to the use of operating facilities and vehicles. Rent expense for 2007, 2006 and 2005 was approximately $64.4 million, $54.1 million and $52.9 million, respectively. Leases with step rent provisions and escalation clauses are accounted for on a straight-line basis. Minimum lease payments that are dependent on an existing index or rate, such as the consumer price index or prime interest rate, are included based on the index or rate existing at the inception of the lease and are adjusted for subsequent changes in the index or rate as they occur.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Gains), Losses and Other Expenses, net

(Gains), losses and other expenses, net were ($6.4) million, ($46.6) million and ($47.5) million for the years ended December 31, 2007, 2006 and 2005, respectively and included the following (in millions):

	For the Years Ended December 31,
	2007	2006	2005

Realized gains on settled futures contracts not designated as cash flow hedges	$(3.8)	$(66.0)	$(16.7)
Ineffective portion of gains on settled cash flow hedges	(0.1)	—	—
Unrealized losses (gains) on unsettled futures contracts not designated as cash flow hedges	3.1	20.8	(23.3)
Ineffective portion of losses on unsettled cash flow hedges	0.2	—	—
Foreign currency exchange (gains) losses	(6.2)	(0.9)	2.7
Gain on sale of LII’s 45% interest in its heat transfer joint venture to Outokumpu	—	—	(9.3)
Estimated on-going remediation costs in conjunction with the joint remediation agreement LII entered into with Outokumpu	—	—	2.2
Other items, net	0.4	(0.5)	(3.1)

(Gains), losses and other expenses, net	$(6.4)	$(46.6)	$(47.5)

Interest Expense, net

The Company incurred $10.7 million, $10.1 million, and $19.6 million in interest expense, net of capitalized interest, while earning $3.9 million, $5.7 million, and $4.2 million in interest income for the years ended December 31, 2007, 2006 and 2005, respectively.

Translation of Foreign Currencies

All assets and liabilities of foreign subsidiaries and joint ventures are translated into U.S. dollars using rates of exchange in effect at the balance sheet date. Revenues and expenses are translated at average exchange rates during the respective years. The unrealized translation gains and losses are included in AOCI in the accompanying Consolidated Balance Sheets. Transaction gains and losses are included in (Gains), Losses, and Other Expenses, net in the accompanying Consolidated Balance Sheets.

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

Reclassifications

Certain amounts have been reclassified from the prior year presentation to conform to the current year presentation.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Inventories:

Components of inventories are as follows (in millions):

	As of December 31,
	2007	2006

Finished goods	$247.7	$223.2
Work in process	10.5	8.1
Raw materials and repair parts	137.9	131.1

	396.1	362.4
Excess of current cost over last-in, first-out cost	(70.4)	(56.9)

Total inventories	$325.7	$305.5

Repair parts are primarily utilized in service operations and to fulfill the Company’s warranty obligations.

4.	Property, Plant and Equipment:

Components of property, plant and equipment are as follows (in millions):

	As of December 31,
	2007	2006

Land	$37.1	$32.7
Buildings and improvements	209.2	181.6
Machinery and equipment	551.0	526.6
Construction in progress and equipment not yet in service	42.4	36.1

Total	839.7	777.0
Less-accumulated depreciation	(521.8)	(488.8)

Property, plant and equipment, net	$317.9	$288.2

5.	Goodwill:

The changes in the carrying amount of goodwill related to continuing operations for the years ended December 31, 2007 and 2006, by segment, are as follows (in millions):

	Balance as of		Balance as of		Balance as of
	December 31,		December 31,		December 31,
	2005	Changes(1)	2006	Changes(2)	2007

Segment
Residential Heating & Cooling	$26.1	$7.8	$33.9	$(0.2)	$33.7
Commercial Heating & Cooling	28.2	1.9	30.1	2.0	32.1
Service Experts	98.2	(0.3)	97.9	14.6	112.5
Refrigeration	71.4	6.5	77.9	6.6	84.5

Total	$223.9	$15.9	$239.8	$23.0	$262.8

(1)	Changes in 2006 primarily relate to insignificant business acquisitions and changes in foreign currency translation rates.

(2)	Changes in 2007 primarily relate to changes in foreign currency translation rates.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Current Accrued Expenses:

Significant components of current accrued expenses as of December 31, 2007 and 2006 are presented below (in millions):

	December 31,
	2007	2006

Accrued wages	$109.9	$113.4
Insurance reserves	66.2	63.0
Deferred income	38.8	36.6
Accrued warranties	33.8	27.2
Accrued rebates and promotions	35.5	33.9
Other	67.9	52.2

Total current accrued expenses	$352.1	$326.3

7.	Long-Term Debt and Lines of Credit:

The following tables summarize the Company’s outstanding debt obligations and the classification in the accompanying Consolidated Balance Sheet as of December 31, 2007 and 2006 (in millions):

Description of Obligation
as of December 31, 2007	Short-Term Debt	Current Maturities	Long-Term Maturities	Total

Domestic promissory notes(1)	$—	$36.1	$35.0	$71.1
Domestic revolving credit facility	—	—	131.0	131.0
Other foreign obligations	4.8	0.3	0.7	5.8

Total Debt	$4.8	$36.4	$166.7	$207.9

Description of Obligation
as of December 31, 2006	Short-Term Debt	Current Maturities	Long-Term Maturities	Total

Domestic promissory notes(1)	$—	$11.1	$96.1	$107.2
Domestic revolving credit facility	—	—	—	—
Other foreign obligations	1.0	0.3	0.7	2.0

Total Debt	$1.0	$11.4	$96.8	$109.2

(1)	Domestic promissory notes as of December 31, 2007 and 2006 consisted of the following (in millions):

	2007	2006

6.73% promissory notes, payable $11.1 annually through 2008	$11.1	$22.2
6.75% promissory notes, payable in 2008	25.0	50.0
8.00% promissory note, payable in 2010	35.0	35.0

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2007, the aggregate amounts of required principal payments on long-term debt are as follows (in millions):

2008	$36.4
2009	0.3
2010	35.3
2011	0.1
2012	131.0
Thereafter	—

On October 12, 2007, the Company entered into the Third Amended and Restated Revolving Credit Facility Agreement (the “Credit Agreement”),which contains a $650.0 million domestic revolving credit facility. The Credit Agreement replaced the Company’s previous domestic revolving credit facility, the Second Amended and Restated Credit Facility Agreement, dated as of July 8, 2005. The Company made a $25 million prepayment on a domestic promissory note to facilitate the amendment of the Credit Agreement, resulting in a make-whole payment of $0.2 million which was recognized as interest expense.

As of December 31, 2007, the Company had outstanding borrowings of $131.0 million under the $650.0 million domestic revolving credit facility and $118.4 million was committed to standby letters of credit. All of the remaining $400.6 million was available for future borrowings after consideration of covenant limitations. The facility matures in October 2012.

The domestic revolving credit facility includes a subfacility for swingline loans of up to $50 million and provides for the issuance of letters of credit for the full amount of the credit facility. The revolving loans bear interest at either (i) the Eurodollar rate plus a margin of between 0.5% and 1% that is based on the Company’s Debt to Adjusted EBITDA Ratio (as defined in the Credit Agreement) or (ii) the higher of (a) the Federal Funds Rate plus 0.5% and (b) the prime rate set by Bank of America, N.A. The Company may prepay the revolving loans at any time without premium or penalty, other than customary breakage costs in the case of Eurodollar loans. The Company will pay a facility fee in the range of 0.125% to 0.25% based on the Company’s Debt to Adjusted EBITDA Ratio. The Company will also pay a letter of credit fee in the range of 0.5% to 1% based on the Company’s Debt to Adjusted EBITDA Ratio, as well as an additional issuance fee of 0.125% for letters of credit issued.

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

In addition to the financial covenants contained in the Credit Agreement outlined above, LII’s domestic promissory notes contain certain financial covenant restrictions. As of December 31, 2007, LII believes it was in compliance with all covenant requirements. The Company’s revolving credit facility and promissory notes are guaranteed by the Company’s material subsidiaries.

The Company has additional borrowing capacity through several foreign facilities governed by agreements between the Company and a syndicate of banks, used primarily to finance seasonal borrowing needs of its foreign subsidiaries. LII had $5.8 million and $2.0 million of obligations outstanding through its foreign subsidiaries as of December 31, 2007 and 2006, respectively.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under a revolving period asset securitization arrangement, the Company is eligible to transfer beneficial interests in a portion of its trade accounts receivable to third parties in exchange for cash. The Company’s continued involvement in the transferred assets is limited to servicing. These transfers are accounted for as sales rather than secured borrowings. The fair values assigned to the retained and transferred interests are based primarily on the receivables’ carrying value given the short term to maturity and low credit risk. As of December 31, 2007 and 2006, the Company had not sold any beneficial interests in accounts receivable.

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

8.	Fair Value of Financial Instruments:

The carrying amounts of cash and cash equivalents, accounts and notes receivable, net, accounts payable and other current liabilities approximate fair value due to the short maturities of these instruments. The fair values of each of the Company’s long-term debt instruments are based on the quoted market prices for the same issues or on the amount of future cash flows associated with each instrument using current market rates for debt instruments of similar maturities and credit risk. The estimated fair value of non-convertible long-term debt (including current maturities) was $204.5 million and $111.1 million as of December 31, 2007 and 2006, respectively. The fair values presented are estimates and are not necessarily indicative of amounts for which the Company could settle such instruments currently or indicative of the intent or ability of the Company to dispose of or liquidate them.

9.	Employee Benefit Plans:

Profit Sharing Plans

The Company maintains noncontributory profit sharing plans for its eligible domestic and Canadian salaried employees. These plans are discretionary, as the Company’s contributions are determined annually by the Board of Directors. Provisions for contributions to the plans totaled $8.0 million, $12.0 million and $14.0 million in the years ended December 31, 2007, 2006 and 2005, respectively. The Company also sponsors several 401(k) plans with employer contribution-matching requirements. The Company contributed $1.7 million, $1.6 million and $1.6 million in the years ended December 31, 2007, 2006 and 2005, respectively, to these 401(k) plans.

Pension and Postretirement Benefit Plans

The Company has domestic and foreign pension plans covering nearly all employees. The Company also maintains an unfunded postretirement benefit plan, which provides certain medical and life insurance benefits to eligible employees. In 2006, the Company amended the postretirement benefit plan to (i) eliminate post-65 coverage for current and future nonunion retirees and (ii) gradually shift the pre-65 medical coverage cost from the Company to participants starting in 2007 such that by 2010, pre-65 retirees would be paying 100% of the cost. As a result of this amendment, the postretirement plan would still exist in 2010 and eligible nonunion participants would still be able to receive group coverage rates, however the Company would no longer be paying any portion of the participants’ premiums.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables set forth amounts recognized in the Company’s financial statements and the plans’ funded status for 2007 and 2006 (dollars in millions):

	Pension Benefits		Other Benefits
	2007	2006	2007		2006

Accumulated benefit obligation	$252.1	$264.3	$	N/A	$	N/A
Changes in projected benefit obligation:
Benefit obligation at beginning of year	269.4	269.7		14.9		27.1
Service cost	6.9	7.1		0.6		1.2
Interest cost	14.9	14.8		0.8		1.4
Plan participants’ contributions	0.1	0.1		1.5		2.1
Amendments	0.6	—		—		(15.9)
Actuarial loss (gain)	3.5	(8.2)		3.7		3.7
Settlements and curtailments	(20.3)	—		—		—
Benefits paid	(14.0)	(14.1)		(3.8)		(4.7)

Benefit obligation at end of year	261.1	269.4		17.7		14.9

Changes in plan assets:
Fair value of plan assets at beginning of year	$218.4	$200.1		$—		$—
Actual return on plan assets	11.9	19.6		—		—
Employer contribution	6.2	8.3		2.3		2.6
Plan participants’ contributions	0.1	0.1		1.5		2.1
Effect of exchange rates	2.7	1.3		—		—
Annuity purchase	(2.2)	—		—		—
Benefits paid	(12.5)	(11.0)		(3.8)		(4.7)

Fair value of plan assets at end of year	224.6	218.4		—		—

Funded status / net amount recognized	$(36.5)	$(51.0)		$(17.7)		$(14.9)

Net amount recognized consists of:
Current liability	$(1.7)	$(1.4)		$(1.5)		$(2.0)
Non-current liability	(34.8)	(49.6)		(16.2)		(12.9)

Net amount recognized	$(36.5)	$(51.0)		$(17.7)		$(14.9)

Included in the Non-Current Pension Liability on the Consolidated Balance Sheets was one plan with an over-funded position of $3.4 million and $3.8 million as of December 31, 2007 and 2006, respectively.

	December 31,
	2007	2006

Pension plans with a benefit obligation in excess of plan assets:
Projected benefit obligation	$154.4	$163.6
Accumulated benefit obligation	148.4	155.8
Fair value of plan assets	114.6	105.8

The Company’s U.S.-based pension plans comprised approximately 85% of the projected benefit obligation and 87% of plan assets as of December 31, 2007.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Pension Benefits			Other Benefits
	2007	2006	2005	2007	2006	2005

Components of net periodic benefit cost as of December 31:
Service cost	$6.9	$7.1	$7.0	$0.6	$1.2	$1.2
Interest cost	14.9	14.8	13.1	0.8	1.4	1.6
Expected return on plan assets	(17.2)	(16.0)	(13.7)	—	—	—
Amortization of prior service cost	0.9	0.9	1.0	(1.7)	(0.6)	(0.5)
Recognized actuarial loss	4.8	6.3	3.5	1.0	0.8	1.0
Recognized transition obligation	—	—	—	—	—	—
Settlements and curtailments	8.7	1.9	0.1	—	—	—

Net periodic benefit cost	$19.0	$15.0	$11.0	$0.7	$2.8	$3.3

The following table sets forth amounts recognized in AOCI in the Company’s financial statements for 2007 and 2006 (in millions):

	Pension Benefits		Other Benefits
	2007	2006	2007	2006

Amounts recognized in other comprehensive income:
Prior service costs	$(6.2)	$(8.5)	$18.4	$20.1
Actuarial loss	(77.7)	(82.8)	(21.0)	(18.4)

Subtotal	(83.9)	(91.3)	(2.6)	1.7
Deferred taxes	29.8	31.4	1.0	(0.6)

Net amount recognized	$(54.1)	$(59.9)	$(1.6)	$1.1

Changes recognized in other comprehensive income:
Current year prior service costs	$0.5	N/A	$—	N/A
Current year actuarial loss	6.4	N/A	3.6	N/A
Amortization of prior service (costs) credits	(2.8)	N/A	1.7	N/A
Amortization of actuarial loss	(11.5)	N/A	(1.0)	N/A

Total recognized in other comprehensive income	$(7.4)	N/A	$4.3	N/A

Total recognized in net periodic benefit cost and other comprehensive income	$11.6	N/A	$5.0	N/A

The estimated prior service costs (credits) and actuarial (gains) losses that will be amortized from AOCI in 2008 are $0.6 million and $5.6 million, respectively, for pension benefits and ($1.7) million and $1.2 million, respectively, for other benefits.

The following tables set forth the weighted-average assumptions used to determine Benefit Obligations and Net Periodic Benefit Cost for the U.S.-based plans in 2007 and 2006:

	Pension Benefits		Other Benefits
	2007	2006	2007	2006

Weighted-average assumptions used to determine benefit obligations as of December 31:
Discount rate	6.48%	5.89%	6.36%	5.82%
Rate of compensation increase	4.32	4.30	—	—

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Pension Benefits			Other Benefits
	2007	2006	2005	2007	2006	2005

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate	5.89%	5.75%	5.75%	5.82%	5.75%	5.75%
Expected long-term return on plan assets	8.25	8.25	8.25	—	—	—
Rate of compensation increase	4.30	4.28	4.00	—	—	—

The following tables set forth the weighted-average assumptions used to determine Benefit Obligations and Net Periodic Benefit Cost for the non-U.S.-based plans in 2007 and 2006:

	Pension Benefits
	2007	2006

Weighted-average assumptions used to determine benefit obligations as of December 31:
Discount rate	5.47%	5.14%
Rate of compensation increase	4.17	4.00

	Pension Benefits
	2007	2006	2005

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate	5.14%	4.74%	5.40%
Expected long-term return on plan assets	6.69	6.87	6.71
Rate of compensation increase	4.00	4.00	4.00

To develop the expected long-term rate of return on assets assumption for the U.S. plans, the Company considered the historical returns and the future expectations for returns for each asset category, as well as the target asset allocation of the pension portfolio and the effect of periodic rebalancing. These results were adjusted for the payment of reasonable expenses of the plan from plan assets. This resulted in the selection of the 8.25% long-term rate of return on assets assumption. A similar process was followed for the non-U.S.-based plans.

To select a discount rate for the purpose of valuing the plan obligations for the U.S. plans, the Company performed an analysis in which the duration of projected cash flows from defined benefit and retiree health care plans were matched with a yield curve based on the appropriate universe of high-quality corporate bonds that were available. The Company used the results of the yield curve analysis to select the discount rate that matched the duration and payment stream of the benefits in each plan. This resulted in the selection of the 6.48% discount rate assumption for the pension benefits and 6.36% for the other benefits. A similar process was followed for the non-U.S.-based plans.

	2007	2006

Assumed health care cost trend rates as of December 31:
Health care cost trend rate assumed for next year	8.5%	9.5%
Rate to which the cost rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2014	2014

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assumed health care cost trend rates have a significant effect on the amounts reported for the Company’s health care plan. A one percentage-point change in assumed health care cost trend rates would have the following effects (in millions):

	1-Percentage-	1-Percentage-
	Point Increase	Point Decrease

Effect on total of service and interest cost	$0.1	$(0.1)
Effect on the post-retirement benefit obligation	1.8	(1.5)

The Company’s U.S.-based pension plans weighted-average asset allocations as of December 31, 2007 and 2006, by asset category, are as follows:

	Plan Assets as of December 31,
Asset Category	2007	2006

Domestic equity	51.8%	56.0%
International equity	14.7	10.5
Investment grade bonds	30.1	28.7
Money market/cash/annuities	3.4	4.8

Total	100.0%	100.0%

Plan investments are invested within the following range targets:

	Target	+ / −

Domestic equity	53.0%	+ / −4%
International equity	15.0	+ / −1.5%
Investment grade bonds	30.0	+ / −3%
Money market/cash/annuities	2.0	+0.5% / −1.5%

The plan’s investment advisors have discretion within the above ranges. Investments are rebalanced based upon guidelines developed by the Company with input from its consultants and investment advisers. Additional contributions are invested under the same guidelines and may be used to rebalance the portfolio. The investment allocation and individual investments are chosen with regard to the duration of the obligations under the plan. The Company estimates its 2008 minimum required contribution to its pension plans will be $10.7 million. The Company will evaluate additional voluntary pension contributions throughout 2008; however, no voluntary contributions for 2008 are planned at this time. The Company estimates its 2008 contribution to its postretirement benefit plan to be approximately $2.2 million.

Expected future benefit payments are shown in the table below (in millions):

	2008	2009	2010	2011	2012	2013-2017

Pension benefits	$14.2	$14.7	$15.2	$15.9	$20.5	$96.4
Other benefits	2.2	1.1	1.1	1.1	1.1	7.4

10.	Derivatives:

LII utilizes a hedging program to mitigate the exposure to volatility in the prices of certain commodities the Company uses in its production process. The hedging program includes the use of futures contracts and fixed forward contracts. The intent of the hedging program is to protect the Company’s operating margins and overall profitability from adverse price changes by entering into derivative instruments.

To qualify for hedge accounting in accordance with SFAS No. 133, the Company requires that the futures contracts be effective in reducing the risk exposure that they are designed to hedge and that it is probable that the

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

underlying transaction will occur. For instruments designated as cash flow hedges, the Company must formally document, at inception of the arrangement, the relationship between the hedging instrument and the hedged item, including the risk management objective, the hedging strategy for use of the hedged instrument, and how hedge effectiveness is being assessed. This documentation includes linking the instruments that are designated as cash flow hedges to forecasted transactions. These criteria demonstrate that the futures contracts are expected to be highly effective at offsetting changes in the cash flows of the hedged item, both at inception and on an ongoing basis. Beginning in the fourth quarter of 2006, futures contracts entered into that meet established accounting criteria are formally designated as cash flow hedges.

The Company monitors its derivative positions and credit ratings of its counterparties and does not anticipate losses due to counterparties’ non-performance.

For futures contracts that are designated and qualify as cash flow hedges, the Company assesses hedge effectiveness and measures hedge ineffectiveness at least quarterly throughout the designated period. The effective portion of the gain or loss on the futures contracts is recorded, net of applicable taxes, in AOCI, a component of Stockholders’ Equity in the accompanying Consolidated Balance Sheets. When net income is affected by the variability of the underlying cash flow, the applicable offsetting amount of the gain or loss from the futures contracts that is deferred in AOCI is released to net income and is reported as a component of Cost of Goods Sold in the accompanying Consolidated Statements of Operations. Changes in the fair value of futures contracts that do not effectively offset changes in the fair value of the underlying hedged item throughout the designated hedge period (“ineffectiveness”) are recorded in net income each period and are reported in (Gains), Losses, and Other Expenses, net in the accompanying Consolidated Statements of Operations. For the years ended December 31, 2007 and 2006, there was no significant gain or loss recognized in net income representing hedge ineffectiveness or excluded from the assessment of hedge effectiveness. For the year ended December 31, 2007, there were $6.2 million in gains reclassified from AOCI to net income. No gains or losses were reclassified from AOCI to net income during 2006 as none of the futures contracts for cash flow hedges had settled.

The Company included (gains) losses of ($0.4) million and $1.9 million, net of tax provision (benefit) of $0.2 million and ($1.0) million, in AOCI in connection with its cash flow hedges as of December 31, 2007 and 2006, respectively. These (gains) losses are expected to be reclassified to net income within the next 18 months. Cash flow derivative instruments in place as of December 31, 2007 are scheduled to mature through May 2009.

The Company may enter into instruments that economically hedge certain of its risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting under SFAS No. 133 to these instruments. In these cases, there exists a natural hedging relationship in which changes in the fair value of the instruments act as an economic offset to changes in the fair value of the underlying item(s). Changes in the fair value of instruments not designated as cash flow hedges are recorded in net income throughout the term of the derivative instrument and are reported in (Gains), Losses, and Other Expenses, net in the accompanying Consolidated Statements of Operations. For the years ended December 31, 2007, 2006, and 2005, $0.7 million, $45.2 million, and $40.0 million in net gains, respectively, were recognized in earnings related to instruments not accounted for as cash flow hedges.

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

The Company’s accumulated balances, shown net of tax for each classification of comprehensive income (loss) as of December 31, 2007, 2006 and 2005, are as follows (in millions):

	Foreign
	Currency	Pension and
	Translation	Postretirement
	Adjustment	Liability	Hedges	Total

December 31, 2004	$45.9	$(51.4)	$6.2	$0.7
Net change during 2005	(10.9)	17.0	(6.4)	(0.3)

December 31, 2005	$35.0	$(34.4)	$(0.2)	$0.4
Net change during 2006	20.8	(24.4)	(1.9)	(5.5)

December 31, 2006	$55.8	$(58.8)	$(2.1)	$(5.1)
Net change during 2007	62.9	3.2	2.6	68.7

December 31, 2007	$118.7	$(55.6)	$0.5	$63.6

12.	Treasury Stock:

On July 25, 2007, the Company announced that its Board of Directors approved a share repurchase plan, pursuant to which LII is authorized to repurchase up to $500 million of shares of its common stock through open market purchases (the “2007 Share Repurchase Plan”). Based on the closing price of LII’s common stock on July 24, 2007, a $500 million repurchase represented over 20% of the Company’s market capitalization. The Company intends to fully execute repurchases under the 2007 Share Repurchase Plan by the end of the third quarter of 2008. During 2007, the Company purchased 5,878,987 shares of its common stock for $203.3 million at an average price of $34.59 per share, including commissions, under the 2007 Share Repurchase Plan, representing approximately 41% of the $500 million repurchase authorization.

The 2007 Share Repurchase Plan terminated and replaced our former share repurchase plan, announced in 2005, pursuant to which the Company was authorized to repurchase up to ten million shares of its common stock (the “2005 Share Repurchase Plan”). Purchases under the 2005 Share Repurchase Plan were made on an open-market basis at prevailing market prices. The timing of any repurchases depended on market conditions, the market price of LII’s common stock and management’s assessment of the Company’s liquidity needs and investment requirements and opportunities. The Company repurchased a total of 7,615,041 shares of common stock for $211.7 million at an average price of $27.80 per share, including commissions, under the 2005 Share Repurchase Plan, with 1,258,000 shares repurchased in 2007.

As previously announced, on March 16, 2007, LII entered into an agreement with the shareholders of A.O.C. Corporation (“AOC”) to issue up to 2,239,589 shares of LII common stock in exchange for 2,695,770 shares of LII common stock owned by AOC. This transaction was completed in September 2007. LII acquired 2,695,770 shares of LII common stock owned by AOC in exchange for 2,239,563 newly issued LII common shares. The transaction reduced the number of outstanding shares of LII common stock by 456,207 shares, at minimal cost to LII.

13.	Stock Rights:

On July 27, 2000, the Board of Directors of the Company declared a dividend of one right (“Right”) for each outstanding share of its common stock to stockholders of record at the close of business on August 7, 2000. Each Right entitles the registered holder to purchase from the Company a unit consisting of one one-hundredth of a share (a “Fractional Share”) of Series A Junior Participating Preferred Stock, par value $.01 per share, at a purchase price of $75.00 per Fractional Share, subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement dated as of July 27, 2000.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Stock-Based Compensation Plans:

Incentive Plan

Under the Company’s Amended and Restated 1998 Incentive Plan (the “1998 Incentive Plan”), the Company is authorized to issue awards for 24,254,706 shares of common stock. As of December 31, 2007, awards for 23,201,225 shares of common stock had been granted and 4,880,523 shares had been cancelled or repurchased under the 1998 Incentive Plan. Consequently, as of December 31, 2007, there were 5,934,004 shares available for future issuance.

The 1998 Incentive Plan provides for various long-term incentive awards, which include stock options, performance share units, restricted stock units and stock appreciation rights. A description of these long-term incentive awards and related activity within each award category is provided below.

Stock Options

Under the 1998 Incentive Plan, the exercise price for stock options equals the stock’s fair market value on the date of grant. Options granted prior to 1998 vested on the date of grant. Options granted in 1998 and after generally vest over three years. Options issued prior to December 2000 generally expire after ten years and options issued in December 2000 and after generally expire after seven years.

As of December 31, 2007, there were also 49,141 stock options outstanding that were issued in connection with LII’s acquisition of Service Experts Inc. All such options are fully vested.

Prior to the adoption of SFAS No. 123R, and in accordance with APB No. 25, no stock-based compensation cost was reflected in net income for grants of stock options to employees because the Company granted stock options with an exercise price equal to the fair market value of the stock on the date of grant. For footnote disclosures under SFAS No. 123, the fair value of each option award was estimated on the date of grant using a Black-Scholes-Merton option valuation model that incorporated the assumptions noted below. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards. Subsequent events are not indicative of the reasonableness of the original estimates made by the Company. Under SFAS No. 123, the Company used historical stock price data to estimate the expected volatility for the options and the full contractual term to estimate expected life. The risk free interest rate was based on zero-coupon U.S. Treasury instruments with a remaining term equal to the expected life of the stock option at the time of grant.

No stock options were granted during 2007 and 2006. During the year ended December 31, 2005, the Company granted stock options to purchase 2,964 shares of common stock prior to June 30 which were accounted for in accordance with APB No. 25. Therefore, no stock-based compensation expense was reflected in net income for the granting of these stock options at the time of grant, as the stock options were granted to employees and the exercise price for such options was equal to the fair market value of the stock on the date of grant.

Prior to the adoption of SFAS No. 123R, the fair value of an option was amortized to expense in the pro forma footnote disclosure using the graded method. Upon the adoption of SFAS No. 123R, options granted prior to the date of adoption continue to be amortized to expense using the graded method.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of stock option activity for the years ended December 31, 2007, 2006 and 2005 follows (in millions, except per share data):

	Years Ended December 31,
	2007		2006		2005
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
		Price per		Price per		Price per
	Shares	Share	Shares	Share	Shares	Share

Outstanding at beginning of year	4.0	$14.63	5.4	$14.81	7.5	$14.00
Granted	—	—	—	—	—	21.57
Exercised	(1.8)	12.12	(1.4)	14.01	(2.0)	12.52
Forfeited	—	19.37	—	18.36	(0.1)	16.38

Outstanding at end of year	2.2	$15.93	4.0	$14.63	5.4	$14.81

Exercisable at end of year	2.2	$15.93	3.9	$14.50	5.1	$14.58

Fair value of options granted		$—		$—		$7.50

The following table summarizes information about stock options outstanding as of December 31, 2007 (in millions, except per share data and years):

	Options Outstanding				Options Exercisable
		Weighted-				Weighted-
		Average				Average
		Remaining	Weighted-			Remaining	Weighted-
		Contractual	Average	Aggregate		Contractual	Average	Aggregate
Range of Exercise	Number	Term	Exercise Price	Intrinsic	Number	Life	Exercise Price	Intrinsic
Prices Per Share	Outstanding	(in years)	per Share	Value	Exercisable	(in years)	Per Share	Value

$10.313 – $49.630	2.2	1.8	$15.93	$56.0	2.2	1.8	$15.93	$56.0

The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted-average assumptions:

	December 31,
	2007	2006	2005

Expected dividend yield	—	—	2.13%
Risk-free interest rate	—	—	4.33%
Expected volatility	—	—	40.0%
Expected life (in years)	—	—	7

As of December 31, 2007, the Company had no unrecognized compensation cost related to nonvested options as all outstanding stock options were fully vested. Total compensation expense for stock options was $0.7 million, $0.7 million and $1.3 million for the years ended December 31, 2007, 2006, and 2005, respectively.

The total intrinsic value of options exercised, the resulting tax deductions to realize tax benefits and the tax benefits in excess of the hypothetical deferred tax asset were as follows (in millions):

	For the Years Ended December 31,
	2007	2006	2005

Intrinsic value of options exercised	$39.8	$22.9	$23.6
Realized tax benefits from tax deductions	15.1	8.5	8.8
Tax benefits in excess of the hypothetical deferred tax asset	2.2	2.0	1.7

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s practice is to issue new shares of common stock to satisfy the exercise of options.

Performance Share Units

Under the 1998 Incentive Plan, performance share units are granted to certain employees at the discretion of the Board of Directors with a three-year performance period beginning January 1st of each year. Upon meeting the performance and vesting criteria, performance share units are converted to an equal number of shares of the Company’s common stock. Outstanding awards granted prior to 2003 vest after ten years of service at the target amount.

Prior to the adoption of SFAS No. 123R, and in accordance with APB No. 25, compensation expense for performance share units granted prior to 2003 was measured based on the market price of the Company’s common stock on the date of grant and recognized over the performance period.

Beginning in 2003, the Company changed the vesting of performance share units such that the units vest if, at the end of the three-year performance period, at least the threshold performance level has been attained. To the extent that the payout level attained is less than 100%, the difference between 100% and the units earned and distributed will be forfeited. Eligible participants may also earn additional units of the Company’s common stock, ranging from 0% to 100% of the units granted, depending on the Company’s performance over the three-year performance period. Prior to the adoption of SFAS No. 123R, and in accordance with APB No. 25, compensation expense was measured by applying the market price of the Company’s stock at the end of each reporting period to the number of units expected to be earned.

Upon the adoption of SFAS No. 123R, all of the performance share units under the 1998 Incentive Plan were classified as equity based, with the fair value of each unit equal to the average of the high and low market price of the stock on the date of grant for units granted prior to December 2007. The fair value of units granted in December 2007 is the average of the high and low market price of the stock on the date of grant discounted by the expected dividend rate over the service period. Units are amortized to expense ratably over the service period. The stock-based compensation expense for any additional units which may be earned is estimated each reporting period based on the fair value of the stock at the date of grant. The number of units expected to be earned will be adjusted, as necessary, to reflect the actual number of units awarded.

The weighted-average fair value of performance share units granted during the years ended December 31, 2007, 2006 and 2005 was $34.71, $30.85 and $29.36 per share, respectively.

A summary of the status of the Company’s undistributed performance share units as of December 31, 2007 and changes during the year ended December 31, 2007 is presented below (in millions, except per share data):

	Year Ended December 31, 2007
		Weighted-Average
		Grant Date
	Shares	Fair Value Per Share

Undistributed performance share units:
Undistributed as of December 31, 2006	1.6	$19.39
Granted	0.3	$34.71
Additional shares earned	0.2	$16.89
Distributed	(0.4)	$16.89
Forfeited	(0.4)	$13.69

Undistributed as of December 31, 2007(1)	1.3	$24.66

(1)	Undistributed performance share units as of December 31, 2007 include approximately 0.9 million units with a weighted-average grant date fair value of $26.72 per share that had not yet vested.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2007, the Company had approximately $16.6 million of total unrecognized compensation cost related to nonvested performance share units. Such cost is expected to be recognized over a weighted-average period of 2.3 years. The Company’s estimated forfeiture rate for performance share units was 20% as of December 31, 2007. Total compensation expense for performance share units was $11.5 million, $14.0 million and $19.6 million for the years ended December 31, 2007, 2006 and 2005, respectively.

The total fair value of performance share units distributed, the resulting tax deductions to realize tax benefits and the tax benefits in excess of the hypothetical deferred tax asset were as follows (in millions):

	For the Years Ended December 31,
	2007	2006	2005

Fair value of performance share units distributed	$13.1	$17.5	$—
Realized tax benefits from tax deductions	5.0	6.5	—
Tax benefits in excess of the hypothetical deferred tax asset	—	—	—

The Company’s practice is to issue new shares of common stock to satisfy performance share unit distributions.

Restricted Stock Units

Under the 1998 Incentive Plan, restricted stock units are issued to attract and retain key Company employees. Generally, at the end of a three-year retention period, the units will vest and be distributed in shares of LII common stock to the participant provided that the participant has been an employee of the Company or one of its wholly owned subsidiaries continuously throughout the retention period. Prior to the adoption of SFAS No. 123R, and in accordance with APB No. 25, compensation expense for restricted stock units was measured based on the market price of the Company’s common stock on the date of grant and was recognized on a straight-line basis over the performance period.

Upon the adoption of SFAS No. 123R, all restricted stock units under the 1998 Incentive Plan were classified as equity based, with the fair value of each unit equal to the average of the high and low market price of the stock on the date of grant for units granted prior to December 2007. The fair value of units granted in December 2007 is the average of the high and low market price of the stock on the date of grant discounted by the expected dividend rate over the service period. Units are amortized to expense ratably over the service period.

The weighted-average fair value of restricted stock units granted during the years ended December 31, 2007, 2006 and 2005 was $34.74, $30.28 and $28.76 per share, respectively.

A summary of the status of the Company’s nonvested restricted stock units as of December 31, 2007 and changes during the year ended December 31, 2007 is presented below (in millions, except per share data):

	Year Ended December 31, 2007
		Weighted-Average
		Grant Date
	Shares	Fair Value per Share

Nonvested restricted stock units:
Nonvested as of December 31, 2006	1.0	$25.17
Granted	0.3	$34.74
Vested	(0.4)	$19.33
Forfeited	(0.1)	$25.85

Nonvested as of December 31, 2007	0.8	$31.76

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2007, the Company had approximately $13.0 million of total unrecognized compensation cost related to nonvested restricted stock units. Such cost is expected to be recognized over a weighted-average period of 2.4 years. The Company’s estimated forfeiture rate for restricted stock units was 12% as of December 31, 2007. Total compensation expense for restricted stock units was $6.3 million, $6.8 million and $5.3 million for the years ended December 31, 2007, 2006 and 2005, respectively.

The total fair value of restricted stock units vested, the resulting tax deductions to realize tax benefits and the tax benefits in excess of the hypothetical deferred tax asset were as follows (in millions):

	For the Years Ended December 31,
	2007	2006	2005

Fair value of restricted stock units vested	$12.8	$7.5	$5.8
Realized tax benefits from tax deductions	4.8	2.8	2.2
Tax benefit in excess of the hypothetical deferred tax asset	—	—	—

The Company’s practice is to issue new shares of common stock to satisfy restricted stock unit vestings.

Stock Appreciation Rights

In 2003, the Company began awarding stock appreciation rights. Each recipient is given the “right” to receive a value equal to the future appreciation of the Company’s stock price. The value is paid in Company stock. Stock appreciation rights generally vest in one-third increments beginning on the first anniversary date after the grant date.

Prior to the adoption of SFAS No. 123R, compensation expense for stock appreciation rights was measured by applying the increase in the market price of the Company’s stock at the end of the period to the number of awards.

Upon the adoption of SFAS No. 123R, compensation expense for stock appreciation rights granted prior to and after the adoption of SFAS No. 123R was based on the fair value on the date of grant, recognized over the service period. The fair value for these awards was estimated using the Black-Scholes-Merton valuation model and follows the provisions of SFAS No. 123R and SAB No. 107. The Company used historical stock price data and other pertinent information to estimate the expected volatility and the outstanding period of the award for separate groups of employees that had similar historical exercise behavior to estimate expected life. The risk free interest rate was based on zero-coupon U.S. Treasury instruments with a remaining term equal to the expected life of the stock appreciation right at the time of grant.

Prior to the adoption of SFAS No. 123R, the fair value of a stock appreciation right was amortized to expense using the graded method. Upon the adoption of SFAS No. 123R, stock appreciation rights granted prior to the date of adoption will continue to be amortized to expense using the graded method. For stock appreciation rights granted after the date of adoption, the fair value will be amortized to expense ratably over the service period.

The weighted-average fair value of stock appreciation rights granted during the years ended December 31, 2007, 2006 and 2005 was $8.43, $8.60 and $8.65 per share, respectively.

The fair value of each stock appreciation right granted in 2007, 2006 and after June 30, 2005 through December 31, 2005 is estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions:

	December 31,
	2007	2006	2005

Expected dividend yield	1.69%	1.69%	1.50%
Risk-free interest rate	3.27%	4.53%	4.39%
Expected volatility	28.42%	30.04%	31.90%
Expected life (in years)	4.35	4.57	4.53

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of stock appreciation rights activity for the years ended December 31, 2007, 2006 and 2005 follows (in millions, except per share data):

	For The Years Ended December 31,
	2007		2006		2005
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
		Price Per		Price Per		Price Per
	Shares	Share	Shares	Share	Shares	Share

Outstanding at beginning of year	1.9	$25.20	1.5	$22.22	1.0	$16.82
Granted	0.7	34.60	0.6	30.86	0.7	29.36
Exercised	(0.3)	18.57	(0.1)	16.76	(0.1)	16.76
Forfeited	(0.1)	30.47	(0.1)	23.81	(0.1)	16.76

Outstanding at end of year	2.2	$29.14	1.9	$25.20	1.5	$22.22

Exercisable at end of year	1.0	$24.40	0.9	$19.63	0.5	$16.83

The following table summarizes information about stock appreciation rights outstanding as of December 31, 2007 (in millions, except per share data and years):

	Stock Appreciation Rights Outstanding				Stock Appreciation Rights Exercisable
		Weighted-				Weighted-
		Average	Weighted-			Average	Weighted-
		Remaining	Average			Remaining	Average
		Contractual	Exercise	Aggregate		Contractual	Exercise	Aggregate
Range of Exercise	Number	Term	Price per	Intrinsic	Number	Life	Price per	Intrinsic
Prices per Share	Outstanding	(in years)	Share	Value	Exercisable	(in years)	Share	Value

$16.76 – $35.82	2.2	5.5	$29.14	$27.1	1.0	4.3	$24.40	$16.4

As of December 31, 2007, the Company had approximately $8.5 million of unrecognized compensation cost related to nonvested stock appreciation rights. Such cost is expected to be recognized over a weighted-average period of 2.4 years. The Company’s estimated forfeiture rate for stock appreciation rights was 15% as of December 31, 2007. Total compensation expense for stock appreciation rights was $2.5 million, $2.9 million and $2.6 million for the years ended December 31, 2007, 2006 and 2005, respectively.

The total intrinsic value of stock appreciation rights exercised, the resulting tax deductions to realize tax benefits and the tax benefits in excess of the hypothetical deferred tax asset were as follows (in millions):

	For the Years Ended December 31,
	2007	2006	2005

Intrinsic Value of Stock Appreciation Rights Exercised	$5.6	$1.4	$0.8
Realized Tax Benefits from Tax Deductions	2.1	0.5	0.3
Tax Benefits in Excess of the Hypothetical Deferred Tax Asset	—	—	—

The Company’s practice is to issue new shares of common stock to satisfy the exercise of stock appreciation rights.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Income Taxes:

The Company’s income tax provision from continuing operations for the years ended December 31, 2007, 2006 and 2005 consisted of the following (in millions):

	For the Years Ended December 31,
	2007	2006	2005

Current:
Federal	$58.7	$49.8	$63.9
State	6.7	5.5	7.2
Foreign	18.7	9.8	14.3

Total current	84.1	65.1	85.4

Deferred:
Federal	(1.7)	0.3	(3.1)
State	1.2	(3.6)	4.1
Foreign	5.6	(9.4)	(3.4)

Total deferred	5.1	(12.7)	(2.4)

Total income tax provision	$89.2	$52.4	$83.0

Income from continuing operations before income taxes and cumulative effect of accounting change was comprised of the following for the years ended December 31, 2007, 2006 and 2005 (in millions):

	For the Years Ended December 31,
	2007	2006	2005

Domestic	$192.4	$172.4	$195.3
Foreign	65.8	46.0	39.7

Total	$258.2	$218.4	$235.0

The difference between the income tax provision from continuing operations computed at the statutory federal income tax rate and the financial statement provision for taxes for the years ended December 31, 2007, 2006 and 2005 is summarized as follows (in millions):

	2007	2006	2005

Provision at the U.S. statutory rate of 35%	$90.4	$76.4	$82.3
Increase (reduction) in tax expense resulting from:
State income tax, net of federal income tax benefit	5.2	3.9	7.3
Other permanent items	(4.0)	6.5	(3.1)
Research tax credit	(0.3)	(0.9)	(0.7)
Decrease in tax audit reserves	—	(14.3)	—
Change in valuation allowance	(4.0)	(19.3)	—
Foreign taxes at rates other than 35% and miscellaneous other	1.9	0.1	(2.8)

Total income tax provision	$89.2	$52.4	$83.0

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

Deferred tax assets (liabilities), as determined under the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, were comprised of the following as of December 31, 2007 and 2006 (in millions):

	2007	2006

Gross deferred tax assets:
Warranties	$33.4	$36.6
Net operating losses (foreign and U.S. state)	45.6	52.7
Postretirement and pension benefits	18.3	22.6
Inventory reserves	6.8	4.9
Receivables allowance	4.6	4.2
Compensation liabilities	33.8	32.3
Deferred income	9.1	9.0
Intangibles	5.2	9.6
Other	20.5	15.2

Total deferred tax assets	177.3	187.1
Valuation allowance	(29.0)	(32.8)

Total deferred tax assets, net of valuation allowance	148.3	154.3
Gross deferred tax liabilities:
Depreciation	(12.4)	(8.9)
Insurance liabilities	(2.7)	(9.0)
Other	(8.6)	(9.9)

Total deferred tax liabilities	(23.7)	(27.8)

Net deferred tax assets	$124.6	$126.5

As of December 31, 2007, the Company had $11.7 million and $33.9 million in tax effected state and foreign net operating loss carryforwards, respectively. The state and foreign net operating loss carryforwards begin expiring in 2008. The deferred tax asset valuation allowance relates primarily to the operating loss carry forwards in various states in the U.S. and in European tax jurisdictions. The decrease in the valuation allowance is primarily the result of foreign and state losses previously not benefited and currency fluctuation.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the reversal of existing taxable temporary differences, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances as of December 31, 2007.

In order to realize the net deferred tax asset, the Company will need to generate future foreign taxable income of approximately $77.6 million during the periods in which those temporary differences become deductible. The Company does not need to generate any additional federal income as it has sufficient carryback capacity to fully

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

realize the federal deferred tax asset. U.S. taxable income for the years ended December 31, 2007 and 2006 was $133.8 million and $165.8 million, respectively.

No provision has been made for income taxes which may become payable upon distribution of the Company’s foreign subsidiaries’ earnings. It is not practicable to estimate the amount of tax that might be payable because management’s intent is to permanently reinvest these earnings or to repatriate earnings when it is tax effective to do so.

Effective January 1, 2007, the Company adopted FIN No. 48. In June 2006, the FASB issued FIN No. 48 to clarify the accounting for income taxes by prescribing a minimum threshold that a tax position is required to meet before being recognized in the financial statements. FIN No. 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting for interim periods, disclosure and transition.

As a result of the adoption of FIN No. 48, the Company recognized a $0.9 million decrease in the liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007 retained earnings balance.

As of January 1, 2007, the Company had approximately $20.3 million in total gross unrecognized tax benefits. Of this amount, $14.8 million (net of federal benefit on state issues) will be recognized through the statement of operations, $3.2 million will be recognized through goodwill and $1.0 million will be recognized through stockholders’ equity. In addition, the Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense in accordance with FIN No. 48. As of January 1, 2007, the Company had recognized $1.2 million (net of federal tax benefits) in interest and penalties.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

Balance as of January 1, 2007	$20.3
Increases related to prior year tax positions	0.5
Decreases related to prior year tax positions	(0.3)
Increases related to current year tax positions	6.1
Settlements	(2.7)

Balance as of December 31, 2007	$23.9

Included in the balance of unrecognized tax benefits as of December 31, 2007, are potential benefits of $12.8 million that, if recognized, would affect the effective tax rate on income from continuing operations. Also included in the balance of unrecognized tax benefits as of December 31, 2007, are liabilities of $3.2 million that, if recognized, would be recorded as an adjustment to goodwill and $6.4 million that, if recognized, would be recorded as an adjustment to stockholders’ equity. As of December 31, 2007, the Company had recognized $1.7 million (net of federal tax benefits) in interest and penalties in income tax expense in accordance with FIN No. 48.

The Company is subject to examination by numerous taxing authorities in jurisdictions such as Australia, Belgium, Canada, Germany, and the U.S. The Company is generally no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by taxing authorities for years before 1999.

The Internal Revenue Service (“IRS”) completed its examination of the Company’s consolidated tax returns for the years 1999 — 2003 and issued a Revenue Agent’s Report (“RAR”) on April 6, 2006. The IRS has proposed certain significant adjustments to the Company’s insurance deductions and research tax credits. The Company disagrees with the RAR, which is currently under review by the administrative appeals division of the IRS, and anticipates resolution by the end of 2008. It is possible that a reduction in the unrecognized tax benefits may occur but an estimate of the impact on the statement of operations cannot be made at this time.

During 2007, Michigan, New York, South Carolina, West Virginia and a number of foreign jurisdictions enacted legislation effective for tax years beginning on or after January 1, 2007. The Company determined the impact of these changes to be immaterial.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Restructuring Charges:

Restructuring charges incurred for the years ended December 31, 2007, 2006 and 2005 include the following amounts (in millions):

	For the Years Ended December 31,
	2007	2006	2005

Integration of Australia and New Zealand operations	$0.7	$—	$—
Consolidation of U.S. Refrigeration operations(1)	7.6	—	—
Consolidation of Lennox Hearth Products operations	3.3	—	—
Reorganization of corporate functions	10.0	—	—
Lennox Hearth Products production relocation	0.3	1.2	2.4
Allied Air Enterprises consolidation(2)	3.2	15.9	—
Pension settlement(3)	0.7	—	—
Gain on sale of facility(4)	—	(3.0)	—
Gain on sale of land(4)	—	(0.8)	—
Other	(0.6)	—	—

Total	$25.2	$13.3	$2.4

(1)	Amount includes $2.0 million of pension curtailment that is not reflected in restructuring reserves as this item is included in the Company’s pension obligation.

(2)	The 2006 amount includes $1.9 million of pension curtailment that is not reflected in restructuring reserves as this item is included in the Company’s pension obligation.

(3)	Amount not reflected in restructuring reserves as this item is included in the Company’s pension obligation.

(4)	Amount not reflected in restructuring reserves as this item is a gain the Company recognized.

Restructuring accruals are included in Accrued Expenses in the accompanying Consolidated Balance Sheets. The table below provides further analysis of the Company’s restructuring reserves for the years ended December 31, 2006 and 2007, respectively (in millions):

	Balance as of		Reversal				Balance as of
Description of	December 31,	Charged	of Prior Period	Cash	Non-cash		December 31,
Reserves	2005	to Earnings	Charges	Utilization	Utilization	Other	2006

Severance and related expense	$0.2	$5.2	$—	$(3.6)	$—	$—	$1.8
Equipment moves	—	1.6	—	(1.6)	—	—	—
Recruiting and relocation	—	1.1	—	(1.1)	—	—	—
Lease termination	0.8	1.2	—	(0.5)	—	—	1.5
Other	0.6	6.1	—	(1.1)	(4.8)	—	0.8

Total restructuring reserves	$1.6	$15.2	$—	$(7.9)	$(4.8)	$—	$4.1

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Balance as of		Reversal				Balance as of
Description of	December 31,	Charged	of Prior	Cash	Non-cash		December 31,
Reserves	2006	to Earnings	Period Charges	Utilization	Utilization	Other	2007

Severance and related expense	$1.8	$15.9	$—	$(4.6)	$—	$2.1	$15.2
Equipment moves	—	1.7	—	(1.7)	—	—	—
Recruiting and relocation	—	0.7	—	(0.7)	—	—	—
Lease termination	1.5	1.1	—	(1.1)	—	—	1.5
Other	0.8	3.7	(0.6)	(2.5)	(1.4)	—	—

Total restructuring reserves	$4.1	$23.1	$(0.6)	$(10.6)	$(1.4)	$2.1	$16.7

In the fourth quarter of 2007, the Company’s Australian-based manufacturing facilities in Milperra assumed all heat transfer equipment manufacturing, while the smaller coil production facility in New Zealand was closed. In connection with this integration project, the Company recorded pre-tax restructuring charges of $0.7 million in its Refrigeration segment for the year ended December 31, 2007. The restructuring charges primarily related to severance related costs and disposal of certain long-lived assets. The integration was substantially complete as of December 31, 2007.

In the fourth quarter of 2007, the Company announced plans to close its refrigeration operations in Danville, Illinois and consolidate its Danville manufacturing, support, and warehouse functions in its Tifton, Georgia and Stone Mountain, Georgia operations. The consolidation is a phased process and is expected to be completed in the first quarter of 2009. In connection with this consolidation project, the Company recorded pre-tax restructuring charges of $7.6 million in its Refrigeration segment for the year ended December 31, 2007. The restructuring charges primarily related to severance related costs, pension curtailment and disposal of certain long-lived assets, including charges of $0.8 million of accelerated depreciation recorded in 2007 related to the reduction in useful lives and disposal of certain long-lived assets. In addition to the amounts accrued as of December 31, 2007, the Company expects to incur pre-tax restructuring charges of approximately $10.0 million over the next 15 months due to this consolidation project.

In the third quarter of 2007, the Company announced plans to close Lennox Hearth Products Inc.’s operations in Lynwood, California and consolidate its U.S. factory-built fireplace manufacturing operations in its facility in Union City, Tennessee. The consolidation will be a phased process and is expected to be completed by the end of the second quarter of 2008. In connection with this consolidation project, the Company recorded pre-tax restructuring charges of $3.3 million in its Residential Heating & Cooling segment for the year ended December 31, 2007. The restructuring charges primarily related to severance related costs, costs to move equipment and the disposal of certain long-lived assets. In addition to the amounts accrued as of December 31, 2007, the Company expects to incur pre-tax restructuring charges of approximately $1.6 million over the next three months due to this consolidation project.

In 2007, the Company took steps to reorganize the corporate function and in the second quarter of 2007 eliminated the position of chief administrative officer. As a result, LII reached a negotiated settlement with its former chief administrative officer with respect to the Company’s obligations under his employment agreement. In connection with the settlement, the Company recorded pre-tax restructuring charges of $7.7 million during the year ended December 31, 2007, which represented $9.1 million to settle the employment agreement, net of a $1.4 million reversal of previously recorded stock-based compensation expense. In the fourth quarter of 2007, the Company eliminated two additional positions and, as a result, recorded pre-tax restructuring charges of $2.3 million.

In 2005, the Company relocated Lennox Hearth Products Inc.’s Whitfield pellet stove and Lennox cast iron product lines from Burlington, Washington to a third party production facility in Juarez, Mexico, discontinued its

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

existing steel wood stove line manufactured in Burlington, and closed the Burlington facility. In connection with the plant closure, the Company recorded pre-tax restructuring-related charges of $2.4 million for the year ended December 31, 2005 in its Residential Heating & Cooling segment. During 2006, the Company recorded a pre-tax restructuring charge of approximately $1.2 million related to an operating lease on the idle facility in Burlington. The charge reflected the net present value of the remaining lease payments on the operating lease, net of estimated sublease income on the facility. In 2007, the Company entered into a sub-lease agreement for the idle facility. As a result, the Company recorded a pre-tax restructuring charge of approximately $0.3 million to reflect the net present value of the remaining lease payments on the operating lease, net of sublease income on the facility. The operating lease and sub-lease both expire in June 2011.

In 2006, the Company commenced consolidation of the manufacturing, distribution, research & development, and administrative operations of Allied Air Enterprises Inc., the Company’s two-step Residential Heating & Cooling operations, in South Carolina, and closure of its operations in Bellevue, Ohio. The consolidation was substantially completed during the first quarter of 2007. The amounts recorded related primarily to severance and benefits and other exit costs incurred, including charges of $4.8 million of accelerated depreciation recorded in 2006 related to the reduction in useful lives and disposal of certain long-lived assets.

A pension settlement loss of approximately $0.7 million is included in the Company’s Residential Heating & Cooling segment’s restructuring expense for the year ended December 31, 2007, which related to the Company’s full funding of lump sum pension payments to selected participants in March 2007.

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

Also included in restructuring expense for the year ended December 31, 2006 is a gain of $0.8 million related to the sale of a parcel of land. The Company had reduced the carrying value of the land to its then net realizable value in connection with a prior restructuring initiative of its Service Experts operations in 2001.

17.	Divestitures:

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

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of net trade sales, pre-tax operating results and pre-tax loss on disposal of assets for the years ended December 31, 2007, 2006 and 2005 are detailed below (in millions):

	Discontinued Operations
	For the Years
	Ended December 31,
	2007	2006	2005

Net trade sales	$—	$—	$0.2
Pre-tax loss operating results	—	—	(2.0)
Pre-tax loss on disposal of assets	—	—	(0.1)

The following table details the Company’s pre-tax loss from discontinued operations for the years ended December 31, 2007, 2006 and 2005 (in millions):

				Cumulative
				Incurred
	For the Years Ended			through
	December 31,			December 31,
	2007	2006	2005	2007

Goodwill impairment	$—	$—	$—	$14.8
Impairment of property, plant and equipment	—	—	—	3.1
Operating loss	—	—	—	14.9
Other divestiture costs	—	—	2.0	8.1

Subtotal	—	—	2.0	40.9
Loss on disposal of centers	—	—	0.1	15.0

Total loss from discontinued
operations	$—	$—	$2.1	$55.9

The income tax benefit on discontinued operations was $0.7 million for the year ended December 31, 2005. Through December 31, 2007, proceeds from the divestiture of the Service Experts centers described above totaled $25.8 million. No proceeds were received in 2007 or 2006.

18.	Earnings Per Share:

Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net income, adjusted for the interest expense and amortization of deferred financing costs associated with the Company’s Convertible Notes by the sum of the weighted-average number of shares and the number of equivalent shares assumed outstanding, if dilutive, under the Company’s stock based compensation plans and Convertible Notes. Emerging Issues Task Force Issue 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings per Share, requires that contingently convertible debt securities with a market price trigger be included in diluted earnings per share, if they are dilutive, regardless of whether the market price trigger has been met. As of December 31, 2007, the Company had

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

81,897,439 shares outstanding of which 19,844,677 were held as treasury shares. Diluted earnings per share for the years ended December 31, 2007, 2006 and 2005 were computed as follows (in millions, except per share data):

	Years Ended December 31,
	2007	2006	2005

Net income	$169.0	$166.0	$150.7
Add: After-tax interest expense and amortization of deferred financing costs on the Convertible Notes	—	—	4.6

Net income, as adjusted	$169.0	$166.0	$155.3

Weighted-average shares outstanding — basic	66.4	69.9	64.2
Effect of dilutive securities attributable to Convertible Notes	—	—	6.0
Effect of diluted securities attributable to stock options, stock appreciation rights, restricted stock units and performance share units	3.0	3.6	3.5

Weighted-average shares outstanding — diluted	69.4	73.5	73.7

Diluted earnings per share	$2.43	$2.26	$2.11

Additionally, options to purchase 125,852 shares of common stock at prices ranging from $34.52 per share to $49.63 per share, options to purchase 754,114 shares of common stock at prices ranging from $29.36 per share to $49.63 per share and options to purchase 111,064 shares of common stock at prices ranging from $24.91 per share to $49.63 per share were outstanding for the years ended December 31, 2007, 2006 and 2005, respectively, but were not included in the diluted earnings per share calculation because the assumed exercise of such options would have been anti-dilutive.

19.	Commitments and Contingencies:

Operating Leases

The approximate minimum commitments under all non-cancelable leases outstanding as of December 31, 2007 are as follows (in millions):

2008	$48.4
2009	38.0
2010	26.5
2011	18.0
2012	13.4
Thereafter	15.8

On June 22, 2006, Lennox Procurement Company Inc. (“Procurement”), a wholly-owned subsidiary of the Company, entered into a lease agreement with BTMU Capital Corporation (“BTMUCC”), pursuant to which BTMUCC is leasing certain property located in Richardson, Texas to Procurement for a term of seven years (the “Lake Park Lease”). The leased property consists of an office building of approximately 192,000 square feet, which includes the Company’s corporate headquarters, and land and related improvements. The Lake Park Lease replaced the Company’s previous lease agreements (with a remaining 19-year duration at the time of termination) with One Lake Park, L.L.C. (“One Lake Park”) covering space in the leased property, which agreements have been terminated. Certain members of the Company’s Board of Directors, as well as other stockholders of the Company who may be immediate family members of such directors, are individually or through trust arrangements, members of AOC Land Investment, L.L.C., an affiliate of One Lake Park.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The majority of the Service Experts segment’s motor vehicle fleet is leased through operating leases. The lease terms are generally non-cancelable for the first 12-month term and then are month-to-month, cancelable at the Company’s option. While there are residual value guarantees on these vehicles, the Company has not historically made significant payments to the lessors as the leases are maintained until the fair value of the assets fully mitigates the Company’s obligations under the lease agreements. As of December 31, 2007, the Company estimates that it will incur an additional $7.2 million above the contractual obligations on these leases until the fair value of the leased vehicles fully mitigates the Company’s residual value guarantee obligation under the lease agreements.

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

At one site located in Brazil, the Company is currently evaluating the remediation efforts that may be required under applicable environmental laws related to the release of certain hazardous materials. The Company currently believes that the release of the hazardous materials occurred over an extended period of time, including a time when the Company did not own the site. Extensive investigations have been performed and the Company continues to conduct additional assessments of the site to help determine the possible remediation activities that may be conducted at this site. Once the site assessments are completed and the possible remediation activities have been evaluated, the Company plans to commence remediation efforts, pending any required approvals by local governmental authorities. Based on initial remediation evaluations the Company recorded an expense of approximately $1.7 million in December 2006. As of December 31, 2007 and 2006, the Company had discounted liabilities related to this matter of $2.0 million and $1.7 million, respectively. As of December 31, 2007, $0.1 million and $1.9 million were recorded in Accrued Expenses and Other Long Term Liabilities, respectively, in the accompanying Consolidated Balance Sheets while as of December 31, 2006, $1.7 million was recorded in Other Long Term Liabilities. The amount recorded as of December 31, 2007 reflects an undiscounted liability of $2.5 million which is discounted at approximately 8% as the aggregate amount of the obligation and the amount and timing of cash payments are reliably determinable. If, after the site assessments are completed, it is determined that remediation is more costly or the local governmental authorities require more costly remediation activities, the costs to contain or remediate the site could be as high as $3.1 million (undiscounted). The Company is exploring options for recoveries.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company had additional reserves of approximately $3.9 million and $4.8 million related to various other environmental matters recorded as of December 31, 2007 and 2006, respectively. Balances of approximately $2.0 million and $1.5 million were recorded in Accrued Expenses as of December 31, 2007 and 2006, respectively, in the Consolidated Balance Sheets. Balances of approximately $1.9 million and $3.3 million were recorded in Other Liabilities as of December 31, 2007 and 2006, respectively, in the Consolidated Balance Sheets. The amount recorded as of December 31, 2007 reflects undiscounted liabilities of approximately $6.4 million, which are discounted at approximately 6% as the aggregate amount of the obligations and the amount and timing of cash payments are reliably determinable.

Estimates of future costs are subject to change due to changing environmental remediation regulations and/or requirements.

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

On behalf of approximately 100 plaintiffs, the lawsuits allege personal injury resulting from alleged emissions of trichloroethylene, dichloroethylene, and vinyl chloride and other unspecified emissions from the South Plant in Grenada, Mississippi, previously owned by Heatcraft Inc. Each plaintiff seeks to recover actual and punitive damages. On Heatcraft Inc.’s motion to transfer venue, two of the four lawsuits (Booker and Crowder) were ordered severed and transferred to Grenada County by the Mississippi Supreme Court, requiring plaintiffs’ counsel to maintain a separate lawsuit for each of the individual plaintiffs named in these suits. To the Company’s knowledge, as of February 1, 2008, plaintiffs’ counsel has requested the transfer of files regarding five individual plaintiffs from the Booker case and five individual plaintiffs from the Crowder case. Additionally, LII has joined in motions to dismiss filed by co-defendants in the four original lawsuits. These motions, which are still pending, seek dismissal (rather than transfer), without prejudice to refiling in Grenada County, of all cases not yet transferred to Grenada County. It is not possible to predict with certainty the outcome of these matters or an estimate of any potential loss. Based on current negotiations, management believes that it is unlikely that any final resolution of these matters will have a material impact on the Company’s financial statements.

20.	Reportable Business Segments:

The Company operates in four reportable business segments of the HVACR industry. The first reportable segment is Residential Heating & Cooling, in which LII manufactures and markets a full line of heating, air conditioning and hearth products for the residential replacement and new construction markets in the U.S. and Canada. The second reportable segment is Commercial Heating & Cooling, in which LII manufactures and sells rooftop products and related equipment for light commercial applications in the U.S. and Canada and primarily rooftop products, chillers and air handlers in Europe. The third reportable segment is Service Experts, which includes sales, installation, maintenance and repair services for heating, ventilation and air conditioning (“HVAC”)

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

equipment by LII-owned service centers in the U.S. and Canada. The fourth reportable segment is Refrigeration, which manufactures and sells unit coolers, condensing units and other commercial refrigeration products in the U.S. and international markets.

Transactions between segments, such as products sold to Service Experts by the Residential Heating & Cooling segment, are recorded on an arms-length basis using the market price for these products. The eliminations of these intercompany sales and any associated profit are noted in the reconciliation of segment results to the income from continuing operations before income taxes below.

The Company uses segment profit (loss) as the primary measure of profitability to evaluate operating performance and to allocate capital resources. The Company defines segment profit (loss) as a segment’s income (loss) from continuing operations before income taxes included in the accompanying Consolidated Statements of Operations excluding unusual and nonrecurring items; (gains), losses and other expenses, net; restructuring charges; goodwill impairment; interest expense, net; and other expense (income), net; less (plus) realized gains (losses) on settled futures contracts not designated as cash flow hedges and the ineffective portion of settled cash flow hedges; and less (plus) foreign currency exchange gains (losses). In 2007, a warranty program adjustment of $16.9 million was not included in segment profit as it is considered an unusual and nonrecurring item.

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

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net sales and segment profit (loss) by business segment, along with a reconciliation of segment profit (loss) to net earnings for the years ended December 31, 2007, 2006 and 2005 are shown below (in millions):

	For the Years Ended December 31,
	2007	2006	2005

Net Sales
Residential Heating & Cooling	$1,669.6	$1,861.2	$1,698.5
Commercial Heating & Cooling	875.0	751.2	675.1
Service Experts	681.5	654.1	641.4
Refrigeration	607.7	529.9	470.2
Eliminations(1)	(84.1)	(81.0)	(79.9)

	$3,749.7	$3,715.4	$3,405.3

Segment Profit (Loss)
Residential Heating & Cooling	$174.4	$211.6	$206.3
Commercial Heating & Cooling	101.0	72.6	56.3
Service Experts	25.2	18.2	15.8
Refrigeration	61.5	51.9	44.1
Corporate and other	(85.0)	(98.2)	(103.1)
Eliminations(1)	0.6	0.8	0.2

Subtotal that includes segment profit and eliminations	277.7	256.9	219.6
Reconciliation to income from continuing operations before income taxes:
Warranty program adjustment	(16.9)	—	—
(Gains), losses and other expenses, net	(6.4)	(46.6)	(47.5)
Restructuring charges	25.2	13.3	2.4
Interest expense, net	6.8	4.4	15.4
Other (income) expense, net	0.7	0.5	0.3
Less: Realized gains on settled futures contracts not designated as cash flow hedges and the ineffective portion of settled cash flow hedges(2)	3.9	66.0	16.7
Less: Foreign currency exchange gains (losses)(2)	6.2	0.9	(2.7)

	$258.2	$218.4	$235.0

(1)	Eliminations consist of intercompany sales between business segments, such as products sold to Service Experts by the Residential Heating & Cooling segment.

(2)	Realized gains (losses) on settled futures contracts not designated as cash flow hedges, the ineffective portion of settled cash flow hedges and foreign currency exchange gains (losses) are components of (Gains), Losses and Other Expenses, net in the accompanying Consolidated Statements of Operations.

On a consolidated basis, no revenues from transactions with a single customer were 10% or greater of the Company’s consolidated net sales for any of the periods presented.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total assets by business segment as of December 31, 2007 and 2006 are shown below (in millions). The assets in the Corporate segment are primarily comprised of cash, short-term investments and deferred tax assets. Assets recorded in the operating segments represent those assets directly associated with those segments.

	As of December 31,
	2007	2006

Total Assets
Residential Heating & Cooling	$548.5	$587.0
Commercial Heating & Cooling	336.6	285.7
Service Experts	200.4	183.4
Refrigeration	388.1	344.3
Corporate and other	349.6	328.7
Eliminations(1)	(8.6)	(9.3)

Total assets	$1,814.6	$1,719.8

(1)	Eliminations consist of net intercompany receivables and intercompany profit included in inventory from products sold between business segments, such as products sold to Service Experts by the Residential Heating & Cooling segment.

Total capital expenditures by business segment for the years ended December 31, 2007, 2006 and 2005 are shown below (in millions):

	For the Years Ended December 31,
	2007	2006	2005

Capital Expenditures
Residential Heating & Cooling	$21.8	$30.6	$34.7
Commercial Heating & Cooling	24.1	11.3	8.6
Service Experts	1.8	2.5	2.0
Refrigeration	9.7	10.0	9.5
Corporate and other	11.0	19.4	8.5

Total capital expenditures	$68.4	$73.8	$63.3

The depreciation and amortization expense by business segment for the years ended December 31, 2007, 2006 and 2005 are shown below (in millions):

	For the Years Ended December 31,
	2007	2006	2005

Depreciation and Amortization
Residential Heating & Cooling	$22.1	$21.5	$16.9
Commercial Heating & Cooling	7.4	6.2	4.5
Service Experts	2.1	2.2	2.9
Refrigeration	8.7	7.9	7.3
Corporate and other	8.5	6.5	5.8

Total depreciation and amortization	$48.8	$44.3	$37.4

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth certain financial information relating to the Company’s operations by geographic area based on the domicile of the Company’s operations (in millions):

	For the Years Ended
	December 31,
	2007	2006	2005

Net Sales to External Customers
United States	$2,731.8	$2,873.4	$2,637.0
Canada	381.3	321.0	298.4
International	636.6	521.0	469.9

Total net sales to external customers	$3,749.7	$3,715.4	$3,405.3

	As of December 31,
	2007	2006

Property, Plant and Equipment, net
United States	$226.8	$218.0
Canada	10.3	9.4
Mexico	8.5	—
International	72.3	60.8

Total property, plant and equipment, net	$317.9	$288.2

21.	Related Party Transactions:

Thomas W. Booth, Stephen R. Booth and John W. Norris, III, each a member of the Company’s Board of Directors, John W. Norris, Jr., LII’s former Chairman of the Board, other former directors of the Company, and Lynn B. Storey, the mother of Jeffrey D. Storey, M.D., a director of the Company, as well as other stockholders of the Company who may be immediate family members of the foregoing persons, are, individually or through trust arrangements, shareholders of AOC. As previously announced, on March 16, 2007, LII entered into an agreement with AOC to issue up to 2,239,589 shares of LII common stock in exchange for 2,695,770 shares of LII common stock owned by AOC. This transaction was completed in September 2007. LII acquired 2,695,770 shares of LII common stock owned by AOC in exchange for 2,239,563 newly issued LII common shares. The transaction reduced the number of outstanding shares of LII common stock by 456,207 shares, at minimal cost to LII. Following the issuance and exchange of LII common stock, AOC distributed the newly acquired shares of LII common stock pro rata to its shareholders. The issuance, exchange and liquidating distribution are referred to herein as the “AOC Transaction.”

There were no special benefits provided for any of the related persons described above under the AOC Transaction. Each related person’s participation in the AOC Transaction arose out of his or her ownership of common stock of AOC and was on the same basis as all other shareholders of AOC.

Thomas W. Booth, Stephen R. Booth and John W. Norris, III, each a member of the Company’s Board of Directors, John W. Norris, Jr., LII’s former Chairman of the Board, other former directors of the Company, and Lynn B. Storey, the mother of Jeffrey D. Storey, M.D., a director of the Company, as well as other stockholders of the Company who may be immediate family members of the foregoing persons, are also, individually or through trust arrangements, members of AOC Land Investment, L.L.C. (“AOC Land”). AOC Land owned 70% of AOC Development II, L.L.C. (“AOC Development”), which owned substantially all of One Lake Park, L.L.C. (“One Lake Park”) prior to the dissolution of AOC Development and One Lake Park in the second half of 2006. Beginning in 1998, the Company leased part of an office building in Richardson, Texas owned by One Lake Park for use as its corporate headquarters. LII terminated these leases in June 2006. Lease payments for 2006 and 2005 totaled

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately $1.4 million and $2.9 million, respectively. LII believes that the terms of its leases with One Lake Park were, at the time entered into, comparable to terms that could have been obtained from unaffiliated third parties.

In December 2006, the Company’s Board of Directors adopted the Lennox International Inc. Related Party Transactions Policy, pursuant to which all related party transactions must be approved. Prior to adopting a formal written policy, the Company did not enter into any transactions in which its directors, executive officers or principal stockholders and their affiliates had a material interest unless such transactions were approved by a majority of the disinterested members of the Board of Directors and were on terms that were no less favorable to the Company than those that it could obtain from unaffiliated third parties.

22.	Quarterly Financial Information (unaudited):

Financial results

The following tables provide information on net sales, gross profit, net income, earnings per share and dividends per share by quarter for 2007 and 2006 (in millions, except per share data):

	Net Sales		Gross Profit		Net Income
	2007	2006	2007	2006	2007	2006

First Quarter	$791.5	$808.4	$204.6	$209.1	$8.6	$21.0
Second Quarter	1,041.8	1,012.9	289.1	270.3	60.3	68.3
Third Quarter	1,029.8	1,020.3	293.6	256.8	61.2	35.6
Fourth Quarter	886.6	873.7	265.3	223.8	38.9	41.1

	Basic		Diluted
	Earnings Per		Earnings Per		Dividends Per
	Common Share		Common Share		Common Share
	2007	2006	2007	2006	2007	2006

First Quarter	$0.13	$0.29	$0.12	$0.28	$0.13	$0.11
Second Quarter	0.89	0.96	0.85	0.91	0.13	0.11
Third Quarter	0.92	0.51	0.88	0.49	0.13	0.11
Fourth Quarter	0.61	0.61	0.59	0.58	0.14	0.13

Stock Prices

The following table provides information regarding the high and low sales prices for the Company’s common stock by quarter for 2007 and 2006:

	Price Range Per Common Share
	2007		2006
	High	Low	High	Low

First Quarter	$37.85	$29.06	$32.63	$27.90
Second Quarter	37.28	31.46	34.76	22.92
Third Quarter	38.57	29.21	26.68	21.15
Fourth Quarter	41.96	30.17	31.39	22.44

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our current management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2007, in alerting them in a timely manner to material information required to be disclosed by us in the reports we file with or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934.

Management’s Annual Report on Internal Control Over Financial Reporting

See “Management’s Report on Internal Control Over Financial Reporting” included in Item 8 “Financial Statements and Supplementary Data.”

Attestation Report of the Independent Registered Public Accounting Firm

See “Report of Independent Registered Public Accounting Firm” included in Item 8 “Financial Statements and Supplementary Data.”

Changes in Internal Control Over Financial Reporting

There were no changes during the quarter ended December 31, 2007 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The section of our 2008 Proxy Statement captioned “Proposal 1: Election of Directors” identifies members of our Board of Directors and nominees for election to the Board of Directors at our 2008 Annual Meeting, and is incorporated in this Item 10 by reference.

Part I, Item 1 “Business — Executive Officers of the Company” of this Annual Report on Form 10-K identifies our executive officers and is incorporated in this Item 10 by reference.

The section of our 2008 Proxy Statement captioned “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated in this Item 10 by reference.

The section of our 2008 Proxy Statement captioned “Corporate Governance - Board of Directors and Board Committees — Audit Committee” identifies members of the Audit Committee of our Board of Directors and our audit committee financial expert, and is incorporated in this Item 10 by reference.

The section of our 2008 Proxy Statement captioned “Corporate Governance - Other Corporate Governance Policies — Code of Conduct and Code of Ethical Conduct” includes information regarding our Code of Conduct and Code of Ethical Conduct and is incorporated in this Item 10 by reference.

Item 11.	Executive Compensation

The sections of our 2008 Proxy Statement captioned “Executive Compensation,” “Director Compensation” and “Certain Relationships and Related Party Transactions — Compensation Committee Interlocks and Insider Participation” are incorporated in this Item 11 by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The sections of our 2008 Proxy Statement captioned “Equity Compensation Plan Information” and “Ownership of Common Stock” are incorporated in this Item 12 by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The sections of our 2008 Proxy Statement captioned “Corporate Governance — Director Independence” and “Certain Relationships and Related Party Transactions” are incorporated in this Item 13 by reference.

Item 14.	Principal Accounting Fees and Services

The section of our 2008 Proxy Statement captioned “Independent Registered Public Accountants” is incorporated in this Item 14 by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

Financial Statements

The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2007 and 2006

•	Consolidated Statements of Operations for the Years Ended December 31, 2007, 2006 and 2005

•	Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2007, 2006 and 2005

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005

•	Notes to Consolidated Financial Statements for the Years Ended December 31, 2007, 2006 and 2005

Financial Statement Schedules

The following financial statement schedules are included in this Annual Report on Form 10-K:

•	Report of Independent Registered Public Accounting Firm (see Part II, Item 8 of this Annual Report on Form 10-K).

•	Schedule II — Valuation and Qualifying Accounts and Reserves for the Years Ended December 31, 2007, 2006, and 2005 (see Schedule II immediately following the signature page of this Annual Report on Form 10-K).

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

LENNOX INTERNATIONAL INC.

By:	/s/ Todd M. Bluedorn
Todd M. Bluedorn
Chief Executive Officer

February 28, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Todd M. Bluedorn Todd M. Bluedorn	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2008

/s/ Susan K. Carter Susan K. Carter	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2008

/s/ Roy A. Rumbough Roy A. Rumbough	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2008

/s/ Richard L. Thompson Richard L. Thompson	Chairman of the Board of Directors	February 28, 2008

/s/ Linda G. Alvarado Linda G. Alvarado	Director	February 28, 2008

/s/ Steven R. Booth Steven R. Booth	Director	February 28, 2008

/s/ Thomas W. Booth Thomas W. Booth	Director	February 28, 2008

/s/ James J. Byrne James J. Byrne	Director	February 28, 2008

/s/ Janet K. Cooper Janet K. Cooper	Director	February 28, 2008

/s/ C.L. (Jerry) Henry C.L. (Jerry) Henry	Director	February 28, 2008

/s/ John E. Major John E. Major	Director	February 28, 2008

Signature	Title	Date

/s/ John W. Norris, III John W. Norris, III	Director	February 28, 2008

/s/ Paul W. Schmidt Paul W. Schmidt	Director	February 28, 2008

/s/ Terry D. Stinson Terry D. Stinson	Director	February 28, 2008

/s/ Jeffrey D. Storey, MD Jeffrey D. Storey, MD	Director	February 28, 2008

LENNOX INTERNATIONAL INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the Years Ended December 31, 2007, 2006 and 2005
(In Millions)

		Additions
		Charged to		Balance
	Balance at	Cost and		at End
	Beginning of Year	Expenses	Deductions(1)	of Year

2005:
Allowance for doubtful accounts	$18.5	$6.7	$(8.5)	$16.7
2006:
Allowance for doubtful accounts	$16.7	$6.6	$(6.6)	$16.7
2007:
Allowance for doubtful accounts	$16.7	$10.4	$(10.0)	$17.1

(1)	Uncollectible accounts charged off, net of recoveries and the effect of foreign currency translation.

INDEX TO EXHIBITS

Exhibit
Number	Exhibit Name

3.1	Restated Certificate of Incorporation of Lennox International Inc. (“LII”) (filed as Exhibit 3.1 to LII’s Registration Statement on Form S-1 (Registration No. 333-75725) filed on April 6, 1999 and incorporated herein by reference).
3.2	Amended and Restated Bylaws of LII (filed as Exhibit 3.1 to LII’s Current Report on Form 8-K filed on July 26, 2007 and incorporated herein by reference).
4.1	Specimen Stock Certificate for the Common Stock, par value $.01 per share, of LII (filed as Exhibit 4.1 to LII’s Amendment to Registration Statement on Form S-1/A (Registration No. 333-75725) filed on June 16, 1999 and incorporated herein by reference).
4.2	Rights Agreement, dated as of July 27, 2000, between LII and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, which includes as Exhibit A the form of Certificate of Designations of Series A Junior Participating Preferred Stock setting forth the terms of the Preferred Stock, as Exhibit B the form of Rights Certificate and as Exhibit C the Summary of Rights to Purchase Preferred Stock (filed as Exhibit 4.1 to LII’s Current Report on Form 8-K filed on July 28, 2000 and incorporated herein by reference).
LII is a party to several debt instruments under which the total amount of securities authorized under any such instrument does not exceed 10% of the total assets of LII and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, LII agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.
10.1	Second Amended and Restated Receivables Purchase Agreement, dated as of June 16, 2003, by and among LPAC Corp., Lennox Industries Inc., Blue Ridge Asset Funding Corporation, Liberty Street Funding Corp., the Liberty Street Investors named therein, The Bank of Nova Scotia and Wachovia Bank, N.A. (filed as Exhibit 10.1 to LII’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).
10.2	Fourth Amendment to Second Amended and Restated Receivables Purchase Agreement, dated as of June 11, 2004, by and among Lennox Industries Inc., LPAC Corp., Liberty Street Funding Corp., the investors named in the Second Amended and Restated Receivables Purchase Agreement, as amended (the “Purchase Agreement”), The Bank of Nova Scotia, YC SUSI Trust, Bank of America, N.A. and The Yorktown Investors (as defined in Purchase Agreement) (filed as Exhibit 10.3 to LII’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).
10.3	Fifth Amendment to Second Amended and Restated Receivables Purchase Agreement, dated as of December 20, 2004, by and among Lennox Industries Inc., LPAC Corp., Liberty Street Funding Corp., the investors named in the Purchase Agreement, The Bank of Nova Scotia, YC SUSI Trust, Bank of America, N.A. and The Yorktown Investors (as defined in the Purchase Agreement) (filed as Exhibit 10.1 to LII’s Form 8-K filed December 21, 2004 and incorporated herein by reference).
10.4	Sixth Amendment to Second Amended and Restated Receivables Purchase Agreement, dated December 14, 2005, by and among Lennox Industries Inc., LPAC Corp., Liberty Street Funding Corp., the investors named in the Purchase Agreement, The Bank of Nova Scotia, YC SUSI Trust, Bank of America, National Association and the Yorktown Investors (as defined in the Purchase Agreement) (filed as Exhibit 10.1 to LII’s Form 8-K filed December 20, 2005 and incorporated herein by reference).
10.5	Assignment and Assumption Agreement, dated as of May 5, 2004, by and among EagleFunding Capital Corporation and YC SUSI Trust, Fleet National Bank and Bank of America, N.A., Fleet Securities, Inc. and Bank of America, N.A., The Bank of Nova Scotia and LPAC Corp. (filed as Exhibit 10.10 to LII’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).
10.6	Purchase and Sale Agreement, dated as of June 19, 2000, by and among Lennox Industries Inc., Heatcraft Inc. and LPAC Corp. (filed as Exhibit 10.1 to LII’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference).
10.7	First Amendment to Purchase and Sale Agreement, dated as of June 7, 2002, among Lennox Industries Inc., Heatcraft Inc., Armstrong Air Conditioning Inc. and LPAC Corp. (filed as Exhibit 10.2 to LII’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference).

Exhibit
Number	Exhibit Name

10.8	Second Amendment to Purchase and Sale Agreement, dated as of June 16, 2003, by and among LPAC Corp., Lennox Industries Inc., Armstrong Air Conditioning Inc., Advanced Distributor Products LLC and Heatcraft Refrigeration Products LLC (filed as Exhibit 10.2 to LII’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).
10.9	Omnibus Amendment Number One to the Amended and Restated Receivables Purchase Agreement and the Purchase and Sale Agreement, dated as of January 31, 2003, by and among Lennox Industries Inc., Heatcraft Inc., Armstrong Air Conditioning Inc., Advanced Distributor Products LLC, Heatcraft Refrigeration Products LLC, LPAC Corp., Blue Ridge Asset Funding Corporation and Wachovia Bank, N.A. (filed as Exhibit 10.12 to LII’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).
10.10	First Omnibus Amendment to Transaction Documents, dated as of December 31, 2003, among LII, Lennox Industries Inc., Advanced Distributor Products LLC, Heatcraft Refrigeration Products LLC, LPAC Corp., Blue Ridge Asset Funding Corporation, Wachovia Bank, N.A., Liberty Street Funding Corp., The Bank of Nova Scotia, EagleFunding Capital Corporation, Fleet National Bank, Fleet Securities Inc., and The Liberty Street Investors (as defined therein) (filed as Exhibit 10.9 to LII’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).
10.11	Second Omnibus Amendment to Second Amended and Restated Receivables Purchase Agreement, as amended, and Purchase and Sale Agreement, as amended, dated December 14, 2006, by and among Lennox Industries Inc., Advance Distributor Products LLC, Heatcraft Refrigeration Products LLC, LPAC Corp., Liberty Street Funding Corp., the investors named in the Second Amended and Restated Receivables Purchase Agreement, as amended, The Bank of Nova Scotia, YC SUSI Trust, Bank of America, National Association and the Yorktown Investors (filed as Exhibit 10.1 to LII’s Current Report on Form 8-K filed on December 20, 2006 and incorporated herein by reference).
10.12	Third Omnibus Amendment to Transaction Documents, dated December 13, 2007, by and among Lennox Industries Inc., Heatcraft Refrigeration Products LLC, LPAC Corp., YC SUSI Trust, Bank of America, National Association, Market Street Funding LLC, PNC Bank, National Association, Liberty Street Funding LLC and The Bank of Nova Scotia and consented to by LII (filed as Exhibit 10.1 to LII’s Current Report on Form 8-K filed on December 18, 2007 and incorporated herein by reference).
10.13	Second Amended and Restated Credit Agreement, dated July 8, 2005, among LII, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, Banc of America Securities LLC and J.P. Morgan Securities, Inc., as Joint Lead Arrangers, and the other Lenders party thereto (filed as Exhibit 10.1 to LII’s Current Report on Form 8-K filed on July 12, 2005 and incorporated herein by reference).
10.14	Second Amended and Restated Pledge Agreement, dated July 8, 2005, between LII and Bank of America, N.A., as collateral agent for itself and other creditors of LII under the Second Amended and Restated Credit Agreement (filed as Exhibit 10.2 to LII’s Current Report on Form 8-K filed on July 12, 2005 and incorporated herein by reference).
10.15	First Amendment to Second Amended and Restated Revolving Credit Facility Agreement, dated August 17, 2006, among LII, Bank of America, N.A. as administrative agent, and the Lenders party thereto (filed as Exhibit 10.1 to LII’s Current Report on Form 8-K filed on August 23, 2006 and incorporated herein by reference).
10.16	Third Amendment to Second Amended and Restated Revolving Credit Agreement, dated August 3, 2007, among LII, Bank of America, N.A., as administrative agent, and the Lenders party thereto (filed as Exhibit 10.1 to LII’s Current Report on Form 8-K filed on August 3, 2007 and incorporated herein by reference).
10.17	Third Amended and, Restated Credit Agreement dated October 12, 2007, among LII, Bank of America, N.A., as administrative agent, swingline lender and issuing bank, JPMorgan Chase Bank, N.A. and Wachovia Bank, National Association, as co-syndication agents, and the Lenders party thereto (filed as Exhibit 10.1 to LII’s Current Report on Form 8-K filed on October 15, 2007 and incorporated herein by reference).
10.18	Lease Agreement, dated as of June 22, 2006, by and between BTMU Capital Corporation, as lessor, and Lennox Procurement Company Inc., as lessee (filed as Exhibit 10.1 to LII’s Current Report on Form 8-K filed on June 28, 2006 and incorporated herein by reference).

Exhibit
Number		Exhibit Name

10.19		Participation Agreement, dated as of June 22, 2006, by and among Lennox Procurement Company Inc., as lessee, Lennox International Inc., as guarantor, BTMU Capital Corporation, as lessor, and MHCB (USA) Leasing and Finance Corporation, as initial holder of all of the notes and administrative agent (filed as Exhibit 10.2 to LII’s Current Report on Form 8-K filed on June 28, 2006 and incorporated herein by reference).
10.20		Memorandum of Lease, Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of June 22, 2006, by and among Lennox Procurement Company Inc., BTMU Capital Corporation and Jeffrey L. Bell, as Deed of Trust Trustee, for the benefit of BTMU Capital Corporation (filed as Exhibit 10.3 to LII’s Current Report on Form 8-K filed on June 28, 2006 and incorporated herein by reference).
10.21		Guaranty, dated as of June 22, 2006, from Lennox International Inc., as guarantor, to BTMU Capital Corporation, as lessor, and the other parties specified therein (filed as Exhibit 10.4 to LII’s Current Report on Form 8-K filed on June 28, 2006 and incorporated herein by reference).
10	.22*	Amended and Restated 1998 Incentive Plan of Lennox International Inc. (filed as Exhibit 10.1 to LII’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and incorporated herein by reference).
10	.23*	Form of Performance Share Program Award Agreement under the 1998 Incentive Plan of LII (filed as Exhibit 10.3 to LII’s Current Report on Form 8-K filed on December 13, 2005 and incorporated herein by reference).
10	.24*	Form of Employee Restricted Stock Grant Agreement under the 1998 Incentive Plan of LII (filed as Exhibit 10.4 to LII’s Current Report on Form 8-K filed on December 13, 2005 and incorporated herein by reference).
10	.25*	Form of Employee Stock Appreciation Rights Agreement under the 1998 Incentive Plan of LII (filed as Exhibit 10.5 to LII’s Current Report on Form 8-K filed on December 13, 2005 and incorporated herein by reference).
10	.26*	Form of 2007 Long-Term Incentive Award Agreement for U.S. Employees under the 1998 Incentive Plan of LII (filed as Exhibit 10.6 to LII’s Current Report on Form 8-K filed on December 12, 2007 and incorporated herein by reference).
10	.27*	Form of Non-Employee Director Restricted Stock Grant Agreement under the 1998 Incentive Plan of LII (filed herewith).
10	.28*	Form of Non-Employee Director Stock Appreciation Rights Agreement under the 1998 Incentive Plan of LII (filed as Exhibit 10.7 to LII’s Current Report on Form 8-K filed on December 13, 2005 and incorporated herein by reference).
10	.29*	Lennox International Inc. Profit Sharing Restoration Plan (filed as Exhibit 10.9 to LII’s Registration Statement on Form S-1 (Registration No. 333-75725) filed on April 6, 1999 and incorporated herein by reference).
10	.30*	Lennox International Inc. Profit Sharing Restoration Plan, as Amended and Restated Effective as of January 1, 2008 (filed as Exhibit 10.4 to LII’s Current Report on Form 8-K filed on December 12, 2007 and incorporated herein by reference).
10	.31*	Lennox International Inc. Supplemental Executive Retirement Plan (filed as Exhibit 10.10 to LII’s Registration Statement on Form S-1 (Registration No. 333-75725) filed on April 6, 1999 and incorporated herein by reference).
10	.32*	Lennox International Inc. Supplemental Executive Retirement Plan, as Amended and Restated as of January 1, 2008 (filed as Exhibit 10.3 to LII’s Current Report on Form 8-K filed on December 12, 2007 and incorporated herein by reference).
10	.33*	Lennox International Inc. Non-employee Directors’ Compensation and Deferral Plan (filed as Exhibit 10.22 to LII’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).
10	.34*	Amendment to the Lennox International Inc. Non-employee Directors’ Compensation and Deferral Plan, dated May 17, 2002 (filed as Exhibit 10.23 to LII’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).

Exhibit
Number		Exhibit Name

10	.35*	Form of Indemnification Agreement entered into between LII and certain executive officers and directors of LII (filed as Exhibit 10.15 to LII’s Registration Statement on Form S-1 (Registration No. 333-75725) filed on April 6, 1999 and incorporated herein by reference).
10	.36*	Form of Employment Agreement entered into between LII and certain executive officers of LII (filed as Exhibit 10.30 to LII’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference).
10	.37*	Amendment to Employment Agreement, dated March 20, 2006, between the Company and Harry J. Ashenhurst (filed as Exhibit 10.1 to LII’s Current Report on Form 8-K filed on October 24, 2006 and incorporated herein by reference).
10	.38*	Form of Amendment to Employment Agreement entered into between LII and certain executive officers of LII (filed as Exhibit 10.2 to LII’s Current Report on Form 8-K filed on December 12, 2007 and incorporated herein by reference).
10	. 39*	Form of Change of Control Employment Agreement entered into between LII and certain executive officers of LII (filed as Exhibit 10.31 to LII’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference).
10	.40*	Form of Change of Control Employment Agreement entered into between LII and each of Susan K. Carter and William F. Stoll, Jr. (filed as Exhibit 10.1 to LII’s Current Report on Form 8-K filed on August 31, 2005 and incorporated herein by reference).
10	.41*	Form of Amendment to Change of Control Agreement entered into between LII and certain executive officers of LII (filed as Exhibit 10.1 to LII’s Current Report on Form 8-K filed on December 12, 2007 and incorporated herein by reference).
10	.42*	Summary of Fiscal 2008 Target Short-Term Incentive Percentages for the Named Executive Officers of LII (filed as Exhibit 10.5 to LII’s Current Report on Form 8-K filed on December 12, 2007 and incorporated herein by reference).
10	.43*	Lennox International Inc. Directors’ Retirement Plan (as Amended and Restated as of January 1, 2008) (filed herewith).
21.1		Subsidiaries of LII (filed herewith).
23.1		Consent of KPMG LLP (filed herewith).
31.1		Certification of the principal executive officer (filed herewith).
31.2		Certification of the principal financial officer (filed herewith).
32.1		Certification of the principal executive officer and the principal financial officer of LII pursuant to 18 U.S.C. Section 1350 (filed herewith).

*	Management contract or compensatory plan or arrangement.