Form 10-Q
period 2008-03-31
LENNOX INTERNATIONAL INC
filed 2008-05-01
CIK 1069202

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(MARK ONE)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
PERIOD ENDED MARCH 31, 2008
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
Yes ☐ No ☑
As of April 28, 2008, the number of shares outstanding of the registrant’s common stock, par value $.01 per share, was 56,614,285.

LENNOX INTERNATIONAL INC.
FORM 10-Q
For the Three Months Ended March 31, 2008

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.
LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of March 31, 2008 and December 31, 2007
(In millions, except share and per share data)

	March 31,	December 31,
	2008	2007
	(unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$120.3	$145.5
Short-term investments	34.7	27.7
Accounts and notes receivable, net	490.8	492.5
Inventories, net	379.5	325.7
Deferred income taxes	25.1	30.9
Other assets	85.9	48.4

Total current assets	1,136.3	1,070.7
PROPERTY, PLANT AND EQUIPMENT, net	318.8	317.9
GOODWILL, net	264.5	262.8
DEFERRED INCOME TAXES	88.1	94.0
OTHER ASSETS	72.7	69.2

TOTAL ASSETS	$1,880.4	$1,814.6

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Short-term debt	$5.5	$4.8
Current maturities of long-term debt	36.4	36.4
Accounts payable	330.4	289.8
Accrued expenses	319.2	352.1
Income taxes payable	—	1.1

Total current liabilities	691.5	684.2

LONG-TERM DEBT	359.7	166.7
POSTRETIREMENT BENEFITS, OTHER THAN PENSIONS	16.1	16.2
PENSIONS	34.3	34.8
OTHER LIABILITIES	109.8	104.2

Total liabilities	1,211.4	1,006.1

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 200,000,000 shares authorized, 83,546,395 shares and 81,897,439 shares issued for 2008 and 2007, respectively	0.8	0.8
Additional paid-in capital	788.4	760.7
Retained earnings	445.4	447.4
Accumulated other comprehensive income	81.5	63.6
Treasury stock, at cost, 24,866,016 shares and 19,844,677 shares for 2008 and 2007, respectively	(647.1)	(464.0)

Total stockholders’ equity	669.0	808.5

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,880.4	$1,814.6

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2008 and 2007
(Unaudited, in millions, except per share data)

	For the
	Three Months Ended
	March 31,
	2008	2007
NET SALES	$767.1	$791.5
COST OF GOODS SOLD	564.3	586.9

Gross profit	202.8	204.6
OPERATING EXPENSES:
Selling, general and administrative expenses	193.7	191.1
(Gains), losses and other expenses, net	(3.3)	(0.7)
Restructuring charges	2.8	2.3
Equity in earnings of unconsolidated affiliates	(3.1)	(2.7)

Operational income	12.7	14.6
INTEREST EXPENSE, net	2.7	0.9

Income before income taxes	10.0	13.7
PROVISION FOR INCOME TAXES	3.7	5.1

Net income	$6.3	$8.6

NET INCOME PER SHARE:
Basic	$0.10	$0.13
Diluted	$0.10	$0.12

AVERAGE SHARES OUTSTANDING:
Basic	60.3	67.5
Diluted	62.7	70.9

CASH DIVIDENDS DECLARED PER SHARE	$0.14	$0.13
The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2008 (unaudited) and the Year Ended December 31, 2007
(In millions, except per share data)

					Accumulated
	Common Stock		Additional		Other	Treasury	Total
	Issued		Paid-In	Retained	Comprehensive	Stock	Stockholders’	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	at Cost	Equity	Income (Loss)
BALANCE AS OF DECEMBER 31, 2006	77.0	$0.8	$706.6	$312.5	$(5.1)	$(210.4)	$804.4
Impact of adoption of FIN No. 48	—	—	—	0.9	—	—	0.9

ADJUSTED BALANCE AS OF JANUARY 1, 2007	77.0	$0.8	$706.6	$313.4	$(5.1)	$(210.4)	$805.3
Net income	—	—	—	169.0	—	—	169.0	$169.0
Dividends, $0.53 per share	—	—	—	(35.0)	—	—	(35.0)	—
Foreign currency translation adjustments, net	—	—	—	—	62.9	—	62.9	62.9
Pension and postretirement liability changes, net of tax benefit of $0.0	—	—	—	—	3.2	—	3.2	3.2
Stock-based compensation expense	—	—	21.0	—	—	—	21.0	—
Reversal of previously recorded stock-based compensation expense related to share-based awards canceled in restructuring	—	—	(2.1)	—	—	—	(2.1)	—
Derivatives, net of tax provision of $1.3	—	—	—	—	2.6	—	2.6	2.6
Common stock issued	4.9	—	21.5	—	—	—	21.5	—
Treasury stock purchases	—	—	—	—	—	(253.6)	(253.6)	—
Tax benefits of stock-based compensation	—	—	20.1	—	—	—	20.1	—
Other tax-related items	—	—	(6.4)	—	—	—	(6.4)	—

Comprehensive income	—	—	—	—	—	—	—	$237.7

BALANCE AS OF DECEMBER 31, 2007	81.9	$0.8	$760.7	$447.4	$63.6	$(464.0)	$808.5
Net income	—	—	—	6.3	—	—	6.3	$6.3
Dividends, $0.14 per share	—	—	—	(8.3)	—	—	(8.3)	—
Foreign currency translation adjustments, net	—	—	—	—	9.2	—	9.2	9.2
Stock-based compensation expense	—	—	3.2	—	—	—	3.2	—
Derivatives, net of tax provision of $4.8	—	—	—	—	8.7	—	8.7	8.7
Common stock issued	1.6	—	12.3	—	—	—	12.3	—
Treasury stock purchases	—	—	—	—	—	(183.1)	(183.1)	—
Tax benefits of stock-based compensation	—	—	12.2	—	—	—	12.2	—
Comprehensive income	—	—	—	—	—	—	—	$24.2

BALANCE AS OF MARCH 31, 2008	83.5	$0.8	$788.4	$445.4	$81.5	$(647.1)	$669.0

The accompanying notes are an integral part of these consolidated financial statements

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2008 and 2007
(Unaudited, in millions)

	For the
	Three Months Ended
	March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6.3	$8.6
Adjustments to reconcile net income to net cash used in operating activities:
Equity in earnings of unconsolidated affiliates	(3.1)	(2.7)
Restructuring expenses, net of cash paid	(1.1)	(1.8)
Unrealized gain on futures contracts	(2.8)	(0.5)
Stock-based compensation expense	3.2	6.2
Depreciation and amortization	12.7	11.8
Capitalized interest	(0.3)	(0.4)
Deferred income taxes	7.2	2.8
Other items, net	10.8	3.7
Changes in assets and liabilities, net of effects of acquisitions:
Accounts and notes receivable	5.5	2.8
Inventories	(54.7)	(93.2)
Other current assets	(13.6)	(3.2)
Accounts payable	34.4	59.9
Accrued expenses	(33.7)	(38.4)
Income taxes payable	(15.4)	(35.3)
Long-term warranty, deferred income and other liabilities	11.7	4.6

Net cash used in operating activities	(32.9)	(75.1)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the disposal of property, plant and equipment	0.3	0.1
Purchases of property, plant and equipment	(9.5)	(9.9)
Purchases of short-term investments	(21.7)	—
Proceeds from sales and maturities of short-term investments	14.9	—

Net cash used in investing activities	(16.0)	(9.8)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term borrowings (payments), net	0.5	(0.2)
Revolver long-term borrowings	193.0	35.5
Proceeds from stock option exercises	12.3	12.0
Repurchases of common stock	(183.1)	(16.5)
Excess tax benefits related to share-based payments	10.8	11.0
Cash dividends paid	(8.7)	(8.7)

Net cash provided by financing activities	24.8	33.1

DECREASE IN CASH AND CASH EQUIVALENTS	(24.1)	(51.8)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(1.1)	1.1
CASH AND CASH EQUIVALENTS, beginning of period	145.5	144.3

CASH AND CASH EQUIVALENTS, end of period	$120.3	$93.6

Supplementary disclosures of cash flow information:
Cash paid during the period for:
Interest	$2.5	$0.3

Income taxes (net of refunds)	$5.9	$28.9

Non-cash items:
Impact of adoption of FIN No. 48	$—	$0.9

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	General:
References in this Quarterly Report on Form 10-Q to “we,” “our,” “us,” “LII” or the “Company” refer to Lennox International Inc. and its subsidiaries, unless the context requires otherwise.
Basis of Presentation
The accompanying unaudited Consolidated Balance Sheet as of March 31, 2008, the accompanying unaudited Consolidated Statements of Operations for the three months ended March 31, 2008 and 2007, the accompanying unaudited Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2008 and the accompanying unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and 2007 should be read in conjunction with LII’s audited consolidated financial statements and footnotes as of December 31, 2007 and 2006 and for each year in the three-year period ended December 31, 2007. The accompanying unaudited consolidated financial statements of LII have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the accompanying consolidated financial statements contain all material adjustments, consisting principally of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to applicable rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. The operating results for the interim periods are not necessarily indicative of the results that may be expected for a full year.
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
Recently Adopted Accounting Pronouncements
Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”), which establishes a framework for measuring fair value in generally accepted accounting principles, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. However, in February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FA5 157-2, Effective Date of FASB Statement No. 157 (“FSP No. 157-2”), which deferred the effective date of SFAS No. 157 for one year for non-financial assets and liabilities, except for certain items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company is currently evaluating the impact of SFAS No. 157 on its Consolidated Financial Statements for items within the scope of FSP No. 157-2, which will become effective on January 1, 2009.
Effective January 1, 2008, the Company also adopted Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The adoption of SFAS No. 159 had no impact on the Company’s Consolidated Financial Statements.

2.	Accounts and Notes Receivable:
Accounts and Notes Receivable have been reported in the accompanying Consolidated Balance Sheets net of allowance for doubtful accounts of $19.1 million and $17.1 million as of March 31, 2008 and December 31, 2007, respectively, and net of accounts receivable sold under an ongoing asset securitization arrangement, if any. As of March 31, 2008 and December 31, 2007, no accounts receivable were sold under the Company’s ongoing asset securitization arrangement. Additionally, none of the accounts receivable as reported in the accompanying Consolidated Balance Sheets as of March 31, 2008 and December 31, 2007 represent retained interests in securitized receivables that have restricted disposition rights per the terms of the asset securitization agreement and would not be available to satisfy obligations to creditors. The Company has no significant concentration of credit risk within its accounts and notes receivable.
3.	Inventories:
Components of inventories are as follows (in millions):

	As of	As of
	March 31,	December 31,
	2008	2007
Finished goods	$288.8	$247.7
Work in process	13.3	10.5
Raw materials and repair parts	150.4	137.9

	452.5	396.1
Excess of current cost over last-in, first-out cost	(73.0)	(70.4)

Total inventories	$379.5	$325.7

4.	Goodwill:
The Company evaluates the impairment of goodwill under the guidance of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, for each of its reporting units. During the first quarter of 2008 and 2007, the Company performed its annual goodwill impairment test and determined that no impairment charge was required.
The changes in the carrying amount of goodwill for the three months ended March 31, 2008, in total and by segment, are as follows (in millions):

	Balance at		Balance at
Segment	December 31, 2007	Changes(1)	March 31, 2008
Residential Heating & Cooling	$33.7	$—	$33.7
Commercial Heating & Cooling	32.1	1.7	33.8
Service Experts	112.5	(2.7)	109.8
Refrigeration	84.5	2.7	87.2

Total	$262.8	$1.7	$264.5

(1)	Relate to changes in foreign currency translation rates.
5.	Short-Term Investments:
The Company’s captive insurance subsidiary (the “Captive”) holds debt securities, consisting of U.S. government agency securities, corporate bonds, asset-backed securities, collateralized mortgage obligations and various securitized debt instruments. In accordance with Statement of Financial Accounting Standards No. 115 (as amended), Accounting for Certain Investments in Debt and Equity Securities, the Company classifies these investments as available-for-sale. Any unrealized holding gains and losses are reported in Accumulated Other Comprehensive Income (Loss) (“AOCI”), net of applicable taxes, until the gain or loss is realized. These instruments are not classified as cash and cash equivalents as their original maturity dates are greater than three months. The Company places its investments in high credit quality financial instruments only and limits the amount invested in any one institution or in any one instrument.

As of March 31, 2008 and December 31, 2007, the Captive held approximately $34.7 million and $27.7 million, respectively, of short-term investments. Unrealized losses included in AOCI in the accompanying Consolidated Balance Sheets as of March 31, 2008 and December 31, 2007 were not material. Realized gains and losses from the sale of securities were also not material for the three months ended March 31, 2008. The maturities of these securities range from April 2008 to February 2011. It is the Captive’s intention that these investments be available to support its current operations as needed. Due to the liquidity of these investments, they are classified as current assets in the accompanying Consolidated Balance Sheets. For more information on the valuation of these investments, see Note 16.
6.	Cash, Lines of Credit and Financing Arrangements:
The following tables summarize the Company’s outstanding debt obligations and the classification in the accompanying Consolidated Balance Sheets as of March 31, 2008 and December 31, 2007 (in millions):

	Short-Term	Current	Long-Term
Description of Obligation as of March 31, 2008	Debt	Maturities	Maturities	Total
Domestic promissory notes (1)	$—	$36.1	$35.0	$71.1
Domestic revolving credit facility	—	—	324.0	324.0
Other foreign obligations	5.5	0.3	0.7	6.5

Total Debt	$5.5	$36.4	$359.7	$401.6

	Short-Term	Current	Long-Term
Description of Obligation as of December 31, 2007	Debt	Maturities	Maturities	Total
Domestic promissory notes (1)	$—	$36.1	$35.0	$71.1
Domestic revolving credit facility	—	—	131.0	131.0
Other foreign obligations	4.8	0.3	0.7	5.8

Total Debt	$4.8	$36.4	$166.7	$207.9

(1)	Domestic promissory notes as of March 31, 2008 and December 31, 2007 consisted of the following (in millions):

	March 31,	December 31,
	2008	2007
6.73% promissory notes, payable $11.1 annually through 2008	$11.1	$11.1
6.75% promissory notes, payable in 2008	25.0	25.0
8.00% promissory note, payable in 2010	35.0	35.0
On October 12, 2007, the Company entered into the Third Amended and Restated Revolving Credit Facility Agreement (the “Credit Agreement”), which contains a $650.0 million domestic revolving credit facility. The Credit Agreement replaced the Company’s previous domestic revolving credit facility, the Second Amended and Restated Credit Facility Agreement, dated as of July 8, 2005. The Company made a $25.0 million prepayment on a domestic promissory note to facilitate the amendment of the Credit Agreement, resulting in a make-whole payment of $0.2 million, which was recognized as interest expense.
As of March 31, 2008, the Company had outstanding borrowings of $324.0 million under the $650.0 million domestic revolving credit facility and $111.7 million was committed to standby letters of credit. All of the remaining $214.3 million was available for future borrowings after consideration of covenant limitations. The facility matures in October 2012.
The domestic revolving credit facility includes a subfacility for swingline loans of up to $50 million and provides for the issuance of letters of credit for the full amount of the credit facility. The revolving loans bear interest at either (i) the Eurodollar rate plus a margin of between 0.5% and 1% that is based on the Company’s Debt to Adjusted EBITDA Ratio (as defined in the Credit Agreement) or (ii) the higher of (a) the Federal Funds Rate plus 0.5% or (b) the prime rate set by Bank of America, N.A. The Company may prepay the revolving loans at any time without premium or penalty, other than customary breakage costs in the case of Eurodollar loans. The Company will pay a facility fee in the range of 0.125% to 0.25% based on the Company’s Debt to Adjusted EBITDA Ratio. The Company will also pay a letter of credit fee in the range of 0.5% to 1% based on the Company’s Debt to Adjusted EBITDA Ratio, as well as an additional issuance fee of 0.125% for letters of credit issued.

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
In addition to the financial covenants contained in the Credit Agreement outlined above, LII’s domestic promissory notes contain certain financial covenant restrictions. As of March 31, 2008, LII believes it was in compliance with all covenant requirements. The Company’s revolving credit facility and promissory notes are guaranteed by the Company’s material subsidiaries.
The Company has additional borrowing capacity through several foreign facilities governed by agreements between the Company and a syndicate of banks, used primarily to finance seasonal borrowing needs of its foreign subsidiaries. LII had $6.5 million and $5.8 million of obligations outstanding through its foreign subsidiaries as of March 31, 2008 and December 31, 2007, respectively.
Under a revolving period asset securitization arrangement, the Company is eligible to transfer beneficial interests in a portion of its trade accounts receivable to third parties in exchange for cash. The Company’s continued involvement in the transferred assets is limited to servicing. These transfers are accounted for as sales rather than secured borrowings. The fair values assigned to the retained and transferred interests are based primarily on the receivables’ carrying value given the short term to maturity and low credit risk. As of March 31, 2008 and December 31, 2007, the Company had not sold any beneficial interests in accounts receivable.
The Company considers all highly liquid temporary investments with original maturity dates of three months or less to be cash equivalents. Cash and cash equivalents of $120.3 million and $145.5 million as of March 31, 2008 and December 31, 2007, respectively, consisted of cash, overnight repurchase agreements and investment-grade securities and are stated at cost, which approximates fair value.
As of March 31, 2008 and December 31, 2007, $16.3 million and $20.2 million, respectively, of cash and cash equivalents were restricted primarily due to routine lockbox collections and letters of credit issued with respect to the operations of the Captive, which expire on December 31, 2008. The restrictions related to lockbox collections typically expire within three to five business days after receipt. The letter of credit restrictions can be transferred to the Company’s revolving lines of credit as needed.
7.	Product Warranties:
The changes in the carrying amount of the Company’s total product warranty liabilities for the three months ended March 31, 2008 are as follows (in millions):

Total product warranty liability at December 31, 2007	$98.4
Payments made in 2008	(5.9)
Changes resulting from issuance of new warranties	6.5
Changes in estimates associated with pre-existing liabilities	0.3
Changes in foreign currency translation rates	0.4

Total product warranty liability at March 31, 2008	$99.7

The change in product warranty liability that results from changes in estimates of warranties issued prior to 2008 was primarily due to revaluing warranty reserves based on higher material input costs. The current portion of product warranty liabilities of $31.9 million and $33.8 million is included in Accrued Expenses and the long-term portion of $67.8 million and $64.6 million is included in Other Liabilities in the accompanying Consolidated Balance Sheets as of March 31, 2008 and December 31, 2007, respectively.

8.	Pension and Postretirement Benefit Plans:
The components of net periodic benefit cost were as follows (in millions):

	For the
	Three Months Ended March 31,
	2008	2007	2008	2007
	Pension Benefits		Other Benefits
Service cost	$1.8	$1.8	$0.2	$0.2
Interest cost	4.1	3.7	0.2	0.2
Expected return on plan assets	(4.5)	(4.4)	—	—
Amortization of prior service cost	0.1	0.2	(0.5)	(0.4)
Amortization of net loss	1.2	1.2	0.3	0.2
Settlements and curtailments	—	0.7	—	—

Total net periodic benefit cost	$2.7	$3.2	$0.2	$0.2

9.	Stock-Based Compensation:
The Company’s Amended and Restated 1998 Incentive Plan provides for various long-term incentive awards, which include stock options, performance share units, restricted stock units and stock appreciation rights. A detailed description of these awards is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
The Company accounts for stock-based awards under the provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payment. Compensation expense of $3.2 million and $6.2 million was recognized for the three months ended March 31, 2008 and 2007, respectively, and is included in Selling, General and Administrative Expenses in the accompanying Consolidated Statements of Operations. The decrease in stock-based compensation expense was primarily due to an increase in forfeiture rates and a decrease in the estimated pay-out percentage on outstanding performance share units in the first quarter of 2008 as compared to the same period in 2007. Cash flows from the tax benefits of tax deductions in excess of the compensation costs recognized for stock-based awards of $10.8 million and $11.0 million were included in cash flows from financing activities for the three months ended March 31, 2008 and 2007, respectively.
The following tables summarize certain information concerning the Company’s stock options, stock appreciation rights, performance share units and restricted stock units as of March 31, 2008 (in millions, except per share data, years, and forfeiture rates):

		Stock
	Stock	Appreciation
	Options	Rights
Shares outstanding	1.4	1.9
Weighted-average exercise price per share outstanding	$15.45	$30.15
Shares exercisable	1.4	0.8
Weighted-average exercise price per exercisable share	$15.45	$25.82
Unrecognized expense	—	$7.4
Expected weighted-average period to be recognized (in years)	—	2.2
Weighted-average estimated forfeiture rate	—	15%

	Performance	Restricted
	Share Units	Stock Units
Nonvested units	0.8	0.7
Weighted-average grant date fair value per unit	$27.16	$31.78
Unrecognized expense	$13.8	$11.2
Expected weighted-average period to be recognized (in years)	2.1	2.2
Weighted-average estimated forfeiture rate	29%	16%

10.	Income Taxes:
As of March 31, 2008, the Company had approximately $23.9 million in total gross unrecognized tax benefits. Of this amount, $12.8 million (net of federal benefit on state issues), if recognized, would be recorded through the statement of operations. Also included in the balance of unrecognized tax benefits as of March 31, 2008 are $3.2 million that, if recognized, would be recorded as an adjustment to goodwill and $6.4 million that, if recognized, would be recorded as an adjustment to stockholders’ equity. In addition, the Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109 (“FIN No. 48”). As of March 31, 2008, the Company had recognized $1.9 million (net of federal tax benefits) in interest and penalties.
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
Since January 1, 2008, West Virginia has enacted legislation effective for tax years beginning on or after January 1, 2008 to adjust tax rates and require combined reporting in future years. The Company believes any adjustments will be immaterial.
11.	Restructuring Charges:
Restructuring charges incurred include the following amounts for the three months ended March 31, 2008 and 2007 (in millions):

	For the Three Months
	Ended March 31,
	2008	2007
Consolidation of U.S. Refrigeration operations	$1.3	$—
Consolidation of Lennox Hearth Products operations	1.2	—
Integration of Australia and New Zealand operations	0.3	—
Allied Air Enterprises consolidation	—	2.2
Pension settlement (1)	—	0.7
Other	—	(0.6)

Total	$2.8	$2.3

(1)	Amount not reflected in restructuring reserves as this item is related to the Company’s pension obligation and is included in pension liabilities as of March 31, 2007.
The table below provides further analysis of the Company’s restructuring reserves for the three months ended March 31, 2008 (in millions):

	Balance as		Reversal			Balance as
	of	Charged	of Prior			of
	December 31,	to	Period	Cash	Non-Cash	March 31,
Description of reserves	2007	Earnings	Charges	Utilization	Utilization	2008
Severance and related expense	$15.2	$0.2	$—	$(1.9)	$—	$13.5
Equipment moves	—	0.8	—	(0.8)	—	—
Recruiting and relocation	—	—	—	—	—	—
Lease termination	1.5	—	—	(0.3)	—	1.2
Other	—	1.8	—	(0.9)	(0.9)	—

Total restructuring reserves	$16.7	$2.8	$—	$(3.9)	$(0.9)	$14.7

In the fourth quarter of 2007, the Company announced plans to close its refrigeration operations in Danville, Illinois and consolidate its Danville manufacturing, support and warehouse functions in its Tifton, Georgia and Stone Mountain, Georgia operations. The consolidation is a phased process and is expected to be completed in the first quarter of 2009. In connection with this consolidation project, the Company recorded pre-tax restructuring charges of $1.3 million in its Refrigeration segment for the three months ended March 31, 2008. The restructuring charges primarily related to costs to move certain equipment and disposal of certain long-lived assets, including charges of $0.8 million of accelerated depreciation recorded in 2008 related to the reduction in useful lives and disposal of certain long-lived assets. In addition to the amounts accrued as of March 31, 2008, the Company expects to incur pre-tax restructuring charges of approximately $8.1 million over the next 12 months due to this consolidation project.
In the fourth quarter of 2007, the Company’s Australian-based manufacturing facilities in Milperra assumed all heat transfer equipment manufacturing, while the smaller coil production facility in New Zealand was closed. In connection with this integration project, the Company recorded pre-tax restructuring charges of $0.3 million in its Refrigeration segment for the three months ended March 31, 2008. The restructuring charges primarily related to severance costs and disposal of certain long-lived assets. The integration was substantially complete as of March 31, 2008.
In the third quarter of 2007, the Company announced plans to close Lennox Hearth Products Inc.’s operations in Lynwood, California and consolidate its U.S. factory-built fireplace manufacturing operations in its facility in Union City, Tennessee. In connection with this consolidation project, the Company recorded pre-tax restructuring charges of $1.2 million in its Residential Heating & Cooling segment for the three months ended March 31, 2008. The restructuring charges primarily related to costs to move equipment and the disposal of certain long-lived assets. The consolidation was substantially complete as of March 31, 2008.
In 2006, the Company commenced consolidation of the manufacturing, distribution, research and development, and administrative operations of Allied Air Enterprises Inc., the Company’s two-step Residential Heating & Cooling operations in South Carolina, and closure of its operations in Bellevue, Ohio. The consolidation was substantially complete as of March 31, 2007. In connection with this consolidation project, the Company recorded pre-tax restructuring charges of $2.2 million for the three months ended March 31, 2007.
A pension settlement loss of approximately $0.7 million is included in restructuring expense for the three months ended March 31, 2007, which related to the Company’s full funding of lump-sum pension payments to selected participants in March 2007 as part of a prior restructuring initiative in 2001.
During the three months ended March 31, 2007, the Company reversed to income approximately $0.6 million of restructuring reserves that had been established in connection with a prior restructuring initiative in 2001.
12.	Earnings per Share:
Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net income by the sum of the weighted-average number of shares and the number of equivalent shares assumed outstanding, if dilutive, under the Company’s stock-based compensation plans. As of March 31, 2008, the Company had 83,546,395 shares issued, of which 24,866,016 were held as treasury shares. Diluted earnings per share are computed as follows (in millions, except per share data):

	For the
	Three Months Ended
	March 31,
	2008	2007
Net income	$6.3	$8.6

Weighted-average shares outstanding — basic	60.3	67.5
Effect of diluted securities attributable to share-based payments	2.4	3.4

Weighted-average shares outstanding — diluted	62.7	70.9

Diluted earnings per share	$0.10	$0.12

Options to purchase 15,001 shares of common stock at prices ranging from $40.30 to $49.63 per share and options to purchase 51,588 shares of common stock at prices ranging from $38.99 to $49.63 per share were outstanding for the three months ended March 31, 2008 and March 31, 2007, respectively, but were not included in the diluted earnings per share calculation because the assumed exercise of such options would have been anti-dilutive.
13.	Comprehensive Income:
Comprehensive income for the three months ended March 31, 2008 and 2007 was computed as follows (in millions):

	For the
	Three Months Ended
	March 31,
	2008	2007
Net income	$6.3	$8.6
Foreign currency translation adjustments	9.2	7.4
Effective portion of gains on future contracts designated as cash flow hedges	8.7	5.4

Total comprehensive income	$24.2	$21.4

14.	Investments in Affiliates:
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
The Company recorded $3.1 million and $2.7 million of equity in the earnings of its unconsolidated affiliates for the three months ended March 31, 2008 and 2007, respectively, and has included these amounts in Equity in Earnings of Unconsolidated Affiliates in the accompanying Consolidated Statements of Operations. The carrying amount of investments in unconsolidated affiliates as of March 31, 2008 and December 31, 2007 of $55.3 million and $52.6 million, respectively, is included in Long-Term Other Assets in the accompanying Consolidated Balance Sheets.
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

The Company accounts for instruments that qualify as cash flow hedges utilizing Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS No. 133”). Beginning in the fourth quarter of 2006, futures contracts entered into that met established accounting criteria were formally designated as cash flow hedges. For futures contracts that are designated and qualify as cash flow hedges, the Company assesses hedge effectiveness and measures hedge ineffectiveness at least quarterly throughout the designated period. The effective portion of the gain or loss on the futures contracts is recorded, net of applicable taxes, in AOCI, a component of Stockholders’ Equity in the accompanying Consolidated Balance Sheets. When net income is affected by the variability of the underlying cash flow, the applicable offsetting amount of the gain or loss from the futures contracts that is deferred in AOCI is released to net income and is reported as a component of Cost of Goods Sold in the accompanying Consolidated Statements of Operations. During the three months ended March 31, 2008 and 2007, ($2.1) million and $1.6 million, respectively, in (gains), losses were reclassified from AOCI to net income. Changes in the fair value of futures contracts that do not effectively offset changes in the fair value of the underlying hedged item throughout the designated hedge period (“ineffectiveness”) are recorded in net income each period and are reported in (Gains), Losses and Other Expenses, net in the accompanying Consolidated Statements of Operations. For the three months ended March 31, 2008 and 2007, net gains of $0.1 million and $0.2 million, respectively, were recognized in net income representing hedge ineffectiveness.
The Company may enter into instruments that economically hedge certain of its risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting under SFAS No. 133 to such instruments. In these cases, there exists a natural hedging relationship in which changes in the fair value of the instruments act as an economic offset to changes in the fair value of the underlying item(s). Changes in the fair value of instruments not designated as cash flow hedges are recorded in net income throughout the term of the derivative instrument and are reported in (Gains), Losses and Other Expenses, net in the accompanying Consolidated Statements of Operations. For the three months ended March 31, 2008 and 2007, net gains of $3.1 million and $0.8 million, respectively, were recognized in earnings related to instruments not accounted for as cash flow hedges. For more information on the valuation of these derivative instruments, see Note 16.
16.	Fair Value Measurements:
SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 provides a framework for measuring fair value, establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date and requires consideration of the Company’s creditworthiness when valuing certain liabilities.
Fair Value Hierarchy
The three-level fair value hierarchy for disclosure of fair value measurements defined by SFAS No. 157 is as follows:

Level 1	—	Quoted prices for identical instruments in active markets at the measurement date.

Level 2	—	Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets at the measurement date and for the anticipated term of the instrument.

Level 3	—	Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable inputs that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.
Fair Value Techniques
The Company’s valuation techniques are applied to all of the assets and liabilities carried at fair value as of January 1, 2008, upon adoption of SFAS No. 157. Where available, the fair values are based upon quoted prices in active markets. However, if quoted prices are not available, then the fair values are based upon quoted prices for similar assets or liabilities or independently sourced market parameters, such as credit default swap spreads, yields curves, reported trades, broker/dealer quotes, interest rates and benchmark securities. For assets and liabilities with a lack of observable market activity, if any, the fair values are based upon discounted cash flow methodologies incorporating assumptions that, in management’s judgment, reflect the assumptions a marketplace participant would use. To ensure that financial assets and liabilities are recorded at fair value, valuation adjustments may be required to reflect the creditworthiness of either party and constraints on liquidity. Where appropriate, these amounts were incorporated into the Company’s valuations as of March 31, 2008, the measurement date.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2008 (in millions):

	Fair Value Measurements on a Recurring Basis as of March 31, 2008
		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Derivatives, net (1)	$—	$14.3	$—	$14.3
Short-term investments	—	34.7	—	34.7

(1)	Derivatives are recorded in Other Current Assets and Other Non-Current Assets in the accompanying Consolidated Balance Sheets.
The Company’s adoption of SFAS No. 157 has resulted in changes to the valuation techniques used by the Company when determining the fair value of its derivative instruments. These derivatives are primarily valued using estimated future cash flows that are based directly on observed prices from exchange-traded derivatives. The Company also takes into account the counterparty’s creditworthiness, or the Company’s own creditworthiness, as appropriate. The calculation of the credit adjustment for derivatives is based upon observable credit default swap spreads and interpolation between these observable spreads for interim periods without observable spreads; however, these inputs are insignificant to the fair value measurement. The effect of adopting these changes to the valuation techniques resulted in a net credit adjustment to the fair value of the Company’s derivative instruments of $0.1 million as of March 31, 2008.
The majority of the Company’s short-term investments are managed by professional investment advisors. The net asset values are furnished in statements received from the investment advisor and reflect valuations based upon the respective pricing policies utilized by the investment advisor. The Company has assessed the classification of the inputs used to value these investments as Level 2 through examination of pricing policies and significant inputs and through discussions with investment managers. The fair values of the Company’s short-term investments are based on several observable inputs including, but not limited to, benchmark yields, reported trades, broker/dealer quotes, issuer spreads and benchmark securities. The adoption of SFAS No. 157 resulted in no net changes to the valuations for these securities.
17.	Commitments and Contingencies:
Guarantees
On June 22, 2006, Lennox Procurement Company Inc. (“Procurement”), a wholly-owned subsidiary of the Company, entered into a lease agreement with BTMU Capital Corporation (“BTMUCC”), pursuant to which BTMUCC is leasing certain property located in Richardson, Texas to Procurement for a term of seven years (the “Lake Park Lease”). The leased property consists of an office building of approximately 192,000 square feet, which includes the Company’s corporate headquarters, land and related improvements.
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
The majority of the Service Experts segment’s motor vehicle fleet is leased through operating leases. The lease terms are generally non-cancelable for the first 12-month term and then are month-to-month, cancelable at the Company’s option. While there are residual value guarantees on these vehicles, the Company has not historically made significant payments to the lessors as the leases are maintained until the fair value of the assets fully mitigates the Company’s obligations under the lease agreements. As of March 31, 2008, the Company estimates that it will incur an additional $7.8 million above the contractual obligations on these leases until the fair value of the leased vehicles fully mitigates the Company’s residual value guarantee obligation under the lease agreements.

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
At one site located in Brazil, the Company is currently evaluating the remediation efforts that may be required under applicable environmental laws related to the release of certain hazardous materials. The Company currently believes that the release of the hazardous materials occurred over an extended period of time, including a time when the Company did not own the site. Extensive investigations have been performed and the Company continues to conduct additional assessments of the site to help determine the possible remediation activities that may be conducted at this site. Once the site assessments are completed and the possible remediation activities have been evaluated, the Company plans to commence remediation efforts, pending any required approvals by local governmental authorities. As of March 31, 2008 and December 31, 2007, the Company had discounted liabilities related to this matter of $2.0 million at each balance sheet date. As of March 31, 2008 and December 31, 2007, $0.1 million and $1.9 million were recorded in Accrued Expenses and Other Long-Term Liabilities, respectively, in the accompanying Consolidated Balance Sheets. The amount recorded as of March 31, 2008 reflects an undiscounted liability of $2.4 million, which is discounted at approximately 8% as the aggregate amount of the obligation and the amount and timing of cash payments are reliably determinable. If, after the site assessments are completed, it is determined that remediation is more costly or local governmental authorities require more costly remediation activities, the costs to contain or remediate the site could be as high as $3.1 million (undiscounted). The Company is exploring options for recoveries.
The Company had additional reserves of approximately $3.7 million and $3.9 million related to various other environmental matters recorded as of March 31, 2008 and December 31, 2007, respectively. Balances of approximately $0.7 million and $2.0 million were recorded in Accrued Expenses as of March 31, 2008 and December 31, 2007, respectively, in the Consolidated Balance Sheets. Balances of approximately $3.0 million and $1.9 million were recorded in Other Liabilities as of March 31, 2008 and December 31, 2007, respectively, in the Consolidated Balance Sheets. The amount recorded as of March 31, 2008 reflects undiscounted liabilities of approximately $6.4 million, which are discounted at approximately 7% as the aggregate amount of the obligations and the amount and timing of cash payments are reliably determinable.
Estimates of future costs are subject to change due to changing environmental remediation regulations and/or site-specific requirements.
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

On behalf of approximately 100 plaintiffs, the lawsuits allege personal injury resulting from alleged emissions of trichloroethylene, dichloroethylene, and vinyl chloride and other unspecified emissions from the South Plant in Grenada, Mississippi, previously owned by Heatcraft Inc. Each plaintiff seeks to recover actual and punitive damages. On Heatcraft Inc.’s motion to transfer venue, two of the four lawsuits (Booker and Crowder) were ordered severed and transferred to Grenada County by the Mississippi Supreme Court, requiring plaintiffs’ counsel to maintain a separate lawsuit for each of the individual plaintiffs named in these suits. To the Company’s knowledge, as of April 15, 2008, plaintiffs’ counsel has requested the transfer of files regarding five individual plaintiffs from the Booker case and five individual plaintiffs from the Crowder case. While at this time, only the Booker and Crowder cases have been ordered severed and transferred by the Mississippi Supreme Court, LII expects the Beck and Brown cases to be transferred as well. It is not possible to predict with certainty the outcome of these matters or an estimate of any potential loss. Based on present knowledge, management believes that it is unlikely that any final resolution of these matters will result in a material liability.
18.	Share Repurchase Plan:
On July 25, 2007, LII announced that the Board of Directors approved a share repurchase plan, pursuant to which the Company is authorized to repurchase up to $500 million of shares of its common stock through open market purchases (the “2007 Share Repurchase Plan”). LII is party to a written trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “10b5-1 Plan”), to facilitate share repurchases under the 2007 Share Repurchase Plan. Prior to January 1, 2008, LII had repurchased 5,878,987 shares of common stock for approximately $203,347,263 under the 2007 Share Repurchase Plan. In the first quarter of 2008, LII repurchased shares of its common stock as follows:

		Average Price	Total Number of	Approximate Dollar
		Paid per	Shares Purchased	Value of Shares that
	Total Number	Share	as Part of Publicly	may yet be Purchased
	of Shares	(including	Announced Plans	Under the Plans or
Period	Purchased (1)	fees)	or Programs	Programs

January 1 through January 31	1,951,792	$36.51	1,926,669	$226,412,444

February 1 through February 29	1,419,035	$37.24	1,409,415	$173,925,208

March 1 through March 31	1,650,512	$35.75	1,394,678	$123,905,357

Total	5,021,339	$36.47	4,730,762

(1)	In addition to purchases under the 2007 Share Repurchase Plan, this column reflects the surrender to LII of 290,577 shares of common stock to satisfy tax-withholding obligations in connection with the exercise of stock appreciation rights and the distribution of shares of the Company’s common stock pursuant to vested performance share units.
19.	Reportable Business Segments:
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
The Company uses segment profit (loss) as the primary measure of profitability to evaluate operating performance and to allocate capital resources. The Company defines segment profit (loss) as a segment’s income (loss) from continuing operations before income taxes included in the accompanying Consolidated Statements of Operations, excluding unusual and nonrecurring items; (gains), losses and other expenses, net; restructuring charges; goodwill impairment; interest expense, net; and other expense (income), net; less (plus) realized gains (losses) on settled futures contracts not designated as cash flow hedges and the ineffective portion of settled cash flow hedges; and less (plus) foreign currency exchange gains (losses).
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
Net sales and segment profit (loss) by business segment, along with a reconciliation of segment profit (loss) to net earnings (loss), for the three months ended March 31, 2008 and 2007 are shown below (in millions):

	For the
	Three Months Ended
	March 31,
	2008	2007
Net Sales
Residential Heating & Cooling	$329.2	$361.1
Commercial Heating & Cooling	165.2	162.7
Service Experts	140.1	143.9
Refrigeration	154.8	141.3
Eliminations (1)	(22.2)	(17.5)

	$767.1	$791.5

Segment Profit (Loss)
Residential Heating & Cooling	$13.2	$19.9
Commercial Heating & Cooling	6.2	8.5
Service Experts	(7.6)	(3.8)
Refrigeration	14.8	12.5
Corporate and other	(12.2)	(20.6)
Eliminations (1)	(1.7)	(0.1)

Subtotal that includes segment profit and eliminations	12.7	16.4
Reconciliation to income before income taxes:
(Gains), losses and other expenses, net	(3.3)	(0.7)
Restructuring charges	2.8	2.3
Interest expense, net	2.7	0.9
Less: Realized gains on settled futures contracts not designated as cash flow hedges (2)	0.4	0.5
Less: Foreign currency exchange gains (losses) (2)	0.1	(0.3)

	$10.0	$13.7

(1)	Eliminations consist of intercompany sales between business segments, such as products sold to Service Experts by the Residential Heating & Cooling segment.

(2)	Realized gains (losses) on settled futures contracts not designated as cash flow hedges and foreign currency gains (losses) are a component of (Gains), Losses and Other Expenses, net in the accompanying Consolidated Statements of Operations.

Total assets by business segment as of March 31, 2008 and December 31, 2007 are shown below (in millions). The assets in the Corporate segment are primarily comprised of cash, deferred tax assets, and investments in consolidated subsidiaries. Assets recorded in the operating segments represent those assets directly associated with those segments.

	As of	As of
	March 31,	December 31,
	2008	2007
Total Assets
Residential Heating & Cooling	$579.1	$548.5
Commercial Heating & Cooling	347.6	336.6
Service Experts	203.5	200.4
Refrigeration	409.3	388.1
Corporate and other	355.5	349.6
Eliminations (1)	(14.6)	(8.6)

Segment assets	$1,880.4	$1,814.6

(1)	Eliminations consist of net intercompany receivables and intercompany profit included in inventory from products sold between business segments, such as products sold to Service Experts by the Residential Heating & Cooling segment.
20.	Related Party Transactions:
Thomas W. Booth, Steven R. Booth and John W. Norris, III, each a member of the Company’s Board of Directors, John W. Norris, Jr., the father of Mr. Norris, III, and Lynn B. Storey, the mother of Jeffrey D. Storey, M.D., a director of the Company, as well as other stockholders of the Company who may be immediate family members of the foregoing persons, were, individually or through trust arrangements, shareholders of A.O.C. Corporation (“AOC”). As previously announced, on March 16, 2007, LII entered into an agreement with AOC to issue up to 2,239,589 shares of LII common stock in exchange for 2,695,770 shares of LII common stock owned by AOC. Upon completion of the transaction in September 2007, LII acquired 2,695,770 shares of LII common stock owned by AOC in exchange for 2,239,563 newly issued shares of LII common stock. The transaction reduced the number of outstanding shares of LII common stock by 456,207 shares, at minimal cost to LII. Following the issuance and exchange of LII common stock, AOC distributed the newly acquired shares of LII common stock pro rata to its shareholders. The issuance, exchange and liquidating distribution are referred to as the “AOC Transaction.” There were no special benefits provided for any of the related persons described above under the AOC Transaction. Each related person’s participation in the AOC Transaction arose out of his or her ownership of common stock of AOC and was on the same basis as all other shareholders of AOC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on information currently available to management as well as management’s assumptions and beliefs. All statements, other than statements of historical fact, included in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements identified by the words “may,” “will,” “should,” “plan,” “predict,” “anticipate,” “believe,” “intend,” “estimate” and “expect” and similar expressions. Such statements reflect our current views with respect to future events, based on what we believe are reasonable assumptions; however, such statements are subject to certain risks and uncertainties. In addition to the specific uncertainties discussed elsewhere in this Quarterly Report on Form 10-Q, the risk factors set forth in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, and those set forth in Part II, “Item 1A. Risk Factors” of this report, if any, may affect our performance and results of operations. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those in the forward-looking statements. We disclaim any intention or obligation to update or review any forward-looking statements or information, whether as a result of new information, future events or otherwise.
Overview
We operate in four reportable business segments of the HVACR industry. The first reportable segment is Residential Heating & Cooling, in which we manufacture and market a full line of heating, air conditioning and hearth products for the residential replacement and new construction markets in the U.S. and Canada. The second reportable segment is Commercial Heating & Cooling, in which we manufacture and sell rooftop products and related equipment for light commercial applications in the U.S. and Canada and primarily rooftop products, chillers and air handlers in Europe. The third reportable segment is Service Experts, which includes sales, installation, maintenance and repair services for HVAC equipment by company-owned service centers in the U.S. and Canada. The fourth reportable segment is Refrigeration, in which we manufacture and sell unit coolers, condensing units and other commercial refrigeration products in the U.S. and international markets.
Our products and services are sold through a combination of distributors, independent and company-owned dealer service centers, other installing contractors, wholesalers, manufacturers’ representatives and original equipment manufacturers and to national accounts. The demand for our products and services is seasonal and dependent on the weather. Hotter than normal summers generate strong demand for replacement air conditioning and refrigeration products and services and colder than normal winters have the same effect on heating products and services. Conversely, cooler than normal summers and warmer than normal winters depress HVACR sales and services. In addition to weather, demand for our products and services is influenced by national and regional economic and demographic factors, such as interest rates, the availability of financing, regional population and employment trends, new construction, general economic conditions and consumer spending habits and confidence.
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
We estimate approximately 30% of the sales of our Residential Heating & Cooling segment is for new construction, with the balance attributable to repair, retrofit and replacement. With the current downturn in residential new construction activity, we are continuing to see a decline in the demand for the products and services we sell into this market.
Our fiscal year ends on December 31 and our interim fiscal quarters are each comprised of 13 weeks. For convenience, throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the 13-week periods comprising each fiscal quarter are denoted by the last day of the calendar quarter.

Company Highlights
•	Net sales for the three months ended March 31, 2008 were $767.1 million and were negatively impacted on a year-over-year basis due primarily to unfavorable economic conditions in the U.S. and Southern Europe. Foreign currency translation rates had a favorable impact on net sales in 2008.

•	Operational income for the three months ended March 31, 2008 was $12.7 million. As a percentage of net sales, operational income decreased from 1.8% in 2007 to 1.7% in 2008.

•	Net income for the three months ended March 31, 2008 was $6.3 million. Diluted net income per share was $0.10 per share in 2008, down from $0.12 per share in 2007.

•	Cash used in operating activities was $32.9 million for the three months ended March 31, 2008, improved from $75.1 million in 2007, primarily due to favorable changes in inventory and income taxes payable.
Results of Operations
The following table presents certain information concerning our financial results, including information presented as a percentage of net sales for the three months ended March 31, 2008 and 2007 (dollars in millions):

	For the Three Months Ended March 31,
	2008		2007
	Dollars	Percent	Dollars	Percent
Net sales	$767.1	100.0%	$791.5	100.0%
Cost of goods sold	564.3	73.6	586.9	74.2

Gross profit	202.8	26.4	204.6	25.8
Selling, general and administrative expenses	193.7	25.3	191.1	24.1
(Gains), losses and other expenses, net	(3.3)	(0.4)	(0.7)	(0.1)
Restructuring charges	2.8	0.4	2.3	0.3
Equity in earnings of unconsolidated affiliates	(3.1)	(0.4)	(2.7)	(0.3)

Operational income	$12.7	1.7%	$14.6	1.8%

Net income	$6.3	0.8%	$8.6	1.1%

The following table sets forth net sales by geographic market (dollars in millions):

	For the Three Months Ended March 31,
	2008		2007
	Dollars	Percent	Dollars	Percent
Geographic Market:
U.S.	$534.3	69.7%	$589.9	74.5%
Canada	81.5	10.6	65.1	8.2
International	151.3	19.7	136.5	17.3

Total net sales	$767.1	100.0%	$791.5	100.0%

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007 — Consolidated Results
Net Sales
Net sales decreased $24.4 million, or 3.1%, to $767.1 million for the three months ended March 31, 2008 from $791.5 million for the three months ended March 31, 2007. Declines in unit volumes more than offset the $31.4 million of favorable impact of foreign currency exchange rates. Our Residential Heating & Cooling and Service Experts segments experienced decreases in sales due primarily to the weakened residential new construction market in the U.S. Our Commercial Heating & Cooling segment experienced a decrease in unit volumes in our domestic and European operations primarily due to unfavorable economic conditions. Sales for our Refrigeration segment were relatively flat year-over-year.

Gross Profit
Gross profit was $202.8 million for the three months ended March 31, 2008 compared to $204.6 million for the three months ended March 31, 2007, a decrease of $1.8 million. Gross profit margin increased to 26.4% for the first quarter of 2008 compared to 25.8% in 2007 primarily due to favorable product mix and price increases implemented since the first quarter of 2007.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses increased $2.6 million, or 1.4%, in 2008 and as a percentage of total net sales increased to 25.3% for the first quarter of 2008 from 24.1% for the first quarter of 2007. The increase in SG&A expenses was primarily due to a $7.2 million increase related to foreign currency exchange rates and higher bad debt expense as weakness in the economy has impacted collection efforts in certain areas of the business. These increases were partially offset by lower stock-based compensation expenses, a reduction in professional fees and cost control measures.
(Gains), Losses and Other Expenses, Net
(Gains), losses and other expenses, net were $(3.3) million for the three months ended March 31, 2008 and $(0.7) million for the three months ended March 31, 2007 and included the following (in millions):

	For the Three Months Ended
	March 31,
	2008	2007
Realized (gains) on settled future contracts not designated as cash flow hedges	$(0.4)	$(0.5)
Unrealized (gains) on unsettled future contracts not designated as cash flow hedges	(2.7)	(0.3)
Ineffective portion of (gains) on cash flow hedges	(0.1)	(0.2)
Other items, net	(0.1)	0.3

(Gains), losses and other expenses, net	$(3.3)	$(0.7)

The increase in unrealized gains on settled future contracts not designated as cash flow hedges was primarily due to increases in commodity prices during the three months ended March 31, 2008 as compared to the same period in 2007. For more information see Note 15 in the Notes to our Consolidated Financial Statements.
Restructuring Charges
We recognized $2.8 million and $2.3 million in restructuring charges for the first quarter of 2008 and 2007, respectively, as further discussed below.
On October 10, 2007, we announced plans to close our refrigeration operations in Danville, Illinois and consolidate our Danville manufacturing, support, and warehouse functions in our Tifton, Georgia and Stone Mountain, Georgia operations. The consolidation is a phased process and is expected to be completed in the first quarter of 2009. In connection with this consolidation project, we recorded pre-tax restructuring charges of $1.3 million for the three months ended March 31, 2008. Over the next 12 months, we expect to incur pre-tax restructuring-related charges of approximately $8.1 million related to this project. We expect the consolidation will lead to annual pre-tax cost reductions of over $6 million beginning in 2009.
In the third quarter of 2007, we announced plans to close our hearth products operations in Lynwood, California and consolidate our U.S. factory-built fireplace manufacturing operations in our facility in Union City, Tennessee. In connection with this consolidation project, we recorded pre-tax restructuring charges of $1.2 million in our Residential Heating & Cooling segment for the three months ended March 31, 2008. The restructuring charges primarily related to costs to move equipment and the disposal of certain long-lived assets. The consolidation was substantially complete as of March 31, 2008. We currently anticipate the consolidation will lead to annual cost reductions of over $2.0 million beginning in April of 2008.

In the fourth quarter of 2007, our Australian-based manufacturing facilities in Milperra assumed all heat transfer equipment manufacturing, while the smaller coil production facility in New Zealand was closed. In connection with this integration project, we recorded pre-tax restructuring charges of $0.3 million in our Refrigeration segment for the three months ended March 31, 2008. The restructuring charges primarily related to severance costs and disposal of certain long-lived assets. The integration was substantially complete as of March 31, 2008.
Restructuring charges incurred in 2007 primarily related to the consolidation of our manufacturing, distribution, research and development and administrative operations of our two-step operations into South Carolina and closing of our current operations in Bellevue, Ohio. The restructuring of these operations was substantially complete as of March 31, 2007.
Equity in Earnings of Unconsolidated Affiliates
Investments in affiliates in which we do not exercise control but have significant influence are accounted for using the equity method of accounting. Equity in earnings of unconsolidated affiliates increased by $0.4 million to $3.1 million for the three months ended March 31, 2008 as compared to $2.7 million in 2007. The increase is due to the performance of our unconsolidated affiliates.
Interest Expense, net
Interest expense, net, increased $1.8 million to $2.7 million for the three months ended March 31, 2008 from $0.9 million for the three months ended March 31, 2007. The increase in interest expense was primarily attributable to higher debt balances as the result of our share repurchases. Additionally, interest income decreased during the quarter ended March 31, 2008 as the average amount invested over the three months was less than that in the same period in 2007 and due to lower rates in the first quarter of 2008 as compared to the prior year quarter.
Provision for Income Taxes
The provision for income taxes was $3.7 million for the three months ended March 31, 2008 compared to $5.1 million for the three months ended March 31, 2007. The effective tax rate was 37.0% and 37.2% for the three months ended March 31, 2008 and March 31, 2007, respectively. Our effective rates differ from the statutory federal rate of 35% for certain items, such as state and local taxes, non-deductible expenses, foreign operating losses for which no tax benefits have been recognized and foreign taxes at rates other than 35%.
Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007 — Results by Segment
The key performance indicators of our segments’ profitability are net sales and operational profit. We define segment profit (loss) as a segment’s income (loss) from continuing operations before income taxes included in the accompanying Consolidated Statements of Operations; excluding (gains), losses and other expenses, net; restructuring charges; goodwill impairment; interest expense, net; and other (income) expense, net; less (plus) realized gains (losses) on settled futures contracts not designated as cash flow hedges and foreign currency exchange gains (losses).
Residential Heating & Cooling
The following table details our Residential Heating & Cooling segment’s net sales and profit for the three months ended March 31, 2008 and 2007 (dollars in millions):

	Three Months Ended
	March 31,
	2008	2007	Difference	% Change
Net sales	$329.2	$361.1	$(31.9)	(8.8)%
Profit	13.2	19.9	(6.7)	(33.7)
% of net sales	4.0%	5.5%
Net sales in our Residential Heating & Cooling business segment decreased $31.9 million, or 8.8%, to $329.2 million for the three months ended March 31, 2008 from $361.1 million for the three months ended March 31, 2007. Due to continuing weakness in the U.S. residential new construction market, unit volumes were down in the first quarter of 2008 as compared to the first quarter of 2007. Additionally, the slowdown in the U.S. economy led to a slight decline in the replacement market on a year-over-year basis. The decrease related to sales volumes was partially offset by favorable product mix.

Segment profit in Residential Heating & Cooling decreased 33.7% to $13.2 million for the first quarter of 2008 from $19.9 million in the prior year. Segment profit margins decreased from 5.5% for the first quarter of 2007 to 4.0% for the first quarter of 2008. These decreases were primarily due to the unfavorable impact of lower unit volumes, which were partially offset by favorable product mix and lower expenses due to cost reduction efforts. Higher bad debt expenses, due to weakness in the U.S. economy, also had an unfavorable impact on profitability.
Commercial Heating & Cooling
The following table details our Commercial Heating & Cooling segment’s net sales and profit for the three months ended March 31, 2008 and 2007 (dollars in millions):

	Three Months Ended
	March 31,
	2008	2007	Difference	% Change
Net sales	$165.2	$162.7	$2.5	1.5%
Profit	6.2	8.5	(2.3)	(27.1)
% of net sales	3.8%	5.2%
Net sales in our Commercial Heating & Cooling segment increased $2.5 million, or 1.5%, to $165.2 million for the three months ended March 31, 2008 from $162.7 million for the three months ended March 31, 2007. Our domestic operations experienced reduced volumes on a year-over-year basis due to the weaknesses in the U.S. economy. These reduced volumes were almost entirely offset by price increases and favorable product mix. Primarily due to weakness in Southern Europe, unit volumes in our overseas operations were down in the first quarter of 2008 as compared to the first quarter of 2007. The favorable impact of changes in foreign currency exchange rates increased net sales by $8.7 million.
Segment profit in Commercial Heating & Cooling decreased 27.1% to $6.2 million for the three months ended March 31, 2008 from $8.5 million for the three months ended March 31, 2007. As a percentage of net sales, segment profit decreased from 5.2% in 2007 to 3.8% in 2008. The reduced segment profit was due primarily to operating losses in our European operations due to planned infrastructure investments to support cost reduction efforts. These losses were partially offset by favorable product mix in our domestic operations.
Service Experts
The following table details our Service Experts segment’s net sales and loss for the three months ended March 31, 2008 and 2007 (dollars in millions):

	Three Months Ended
	March 31,
	2008	2007	Difference	% Change
Net sales	$140.1	$143.9	$(3.8)	(2.6)%
(Loss)	(7.6)	(3.8)	(3.8)	(100.0)
% of net sales	(5.4)%	(2.6)%
Net sales in our Service Experts segment decreased $3.8 million, or 2.6%, to $140.1 million for the three months ended March 31, 2008 from $143.9 million for the three months ended March 31, 2007. The decrease in net sales was primarily due to the decline in the residential new construction market in the U.S. and lower residential replacement and service sales in the U.S. resulting from weakness in the economy. These decreases were partially offset by strong residential new construction sales in Canada. The favorable impact of changes in foreign currency exchange rates increased net sales by $4.9 million.
Segment loss in Service Experts increased $3.8 million to a $7.6 million loss for 2008 from a $3.8 million loss in 2007. The increase in segment loss was primarily due to lower sales volumes, higher operating costs resulting primarily from increased fuel costs and higher administrative costs.

Refrigeration
The following table details our Refrigeration segment’s net sales and profit for the three months ended March 31, 2008 and 2007 (dollars in millions):

	Three Months Ended
	March 31,
	2008	2007	Difference	% Change
Net sales	$154.8	$141.3	$13.5	9.6%
Profit	14.8	12.5	2.3	18.4
% of net sales	9.6%	8.8%
Net sales in our Refrigeration segment increased $13.5 million, or 9.6%, to $154.8 million in 2008 from $141.3 million in 2007. Decreases in unit volumes in our European, Australian and domestic operations were almost entirely offset by increases in unit volumes in South America and Asia and price increases in our domestic operations. Price increases were implemented as the result of higher commodity and component costs. The favorable impact of changes in foreign currency exchange rates increased net sales by $13.6 million.
Segment profit in Refrigeration increased $2.3 million to $14.8 million for the three months ended March 31, 2008 from $12.5 million for the three months ended March 31, 2007. Segment profit margins increased to 9.6% in 2008 from 8.8% in 2007. The increase in segment profit was primarily due to cost controls, especially for SG&A expenses, and the favorable impact of foreign currency exchange rates.
Corporate and Other
Corporate and other costs decreased from $20.6 million in 2007 to $12.2 million in 2008. The decrease in costs was primarily driven by expense reduction in compliance activities, stock-based compensation and professional fees and overall tight budgetary controls.
Liquidity and Capital Resources
Our working capital and capital expenditure requirements are generally met through internally generated funds, bank lines of credit and a revolving period asset securitization arrangement. Working capital needs are generally greater in the first and second quarter due to the seasonal nature of our business cycle.
As of March 31, 2008, our debt-to-total-capital ratio was 38%, up from 15% as of March 31, 2007, primarily due to an increase of $257 million in our outstanding debt balances as well a reduced stockholders’ equity balance due to share repurchases. Higher debt was primarily due to an increase in borrowings to fund the repurchase of approximately 11.5 million shares of our common stock for $405.0 million since March 31, 2007 under our former and current share repurchase plans.
The following table summarizes our cash activity for the three months ended March 31, 2008 and 2007 (in millions):

	Three Months Ended
	March 31,
	2008	2007
Net cash used in operating activities	$(32.9)	$(75.1)
Net cash used in investing activities	(16.0)	(9.8)
Net cash provided by financing activities	24.8	33.1
Net Cash Used in Operating Activities
During the first three months of 2008, cash used in operating activities was $32.9 million compared to $75.1 million in 2007. Our cash used in operating activities is lower primarily due to a smaller use of cash from changes in inventory and income taxes payable in the first quarter of 2008 versus the prior year. Seasonal increases in inventory typically result in a use of cash in the first quarter of the year. However, the seasonal growth in inventory of $54.7 million for the first three months of 2008 was down when compared to the $93.2 million of growth in the same period in 2007 due to our adjustment to the preseason cooling equipment build to reflect the continued declines in the residential markets. Changes in income taxes payable resulted in a smaller use of cash in 2008 as compared to 2007 due to a larger payment of taxes in the first quarter of 2007 versus the first quarter of 2008. These changes were partially offset by a smaller increase in accounts payable of $34.4 million during the first quarter of 2008 as compared to $59.9 million in the same period in 2007, primarily due to lower production during the quarter to better align inventory growth with sales expectations.

Net Cash Used in Investing Activities
Net cash used in investing activities was $16.0 million for the first three months of 2008 compared to $9.8 million in 2007. This increase was primarily driven by the net purchase of $6.8 million of short-term investments in the first three months of 2008 compared to no purchases in the same period in 2007. Capital expenditures of $9.5 million and $9.9 million in 2008 and 2007, respectively, were primarily for purchases of production equipment in the manufacturing plants in our Residential Heating & Cooling and Commercial Heating & Cooling segments.
Net Cash Provided by Financing Activities
During the first three months of 2008, net cash provided by financing activities was $24.8 million compared to $33.1 million used in 2007. We paid a total of $8.7 million in dividends on our common stock in the three months ended March 31, 2008, which is unchanged from the same period in 2007. Net short-term and revolving long-term borrowings totaled approximately $193.5 million in the first three months of 2008 as compared to $35.3 million for the same period in 2007. During the three months ended March 31, 2008, we used approximately $183.1 million to repurchase 4,730,762 shares of our common stock under our share repurchase plan and 290,577 shares of our common stock to satisfy tax withholding obligations in connection with the exercise of stock appreciation rights and the distribution of shares of our common stock pursuant to vested performance share units.
The following tables summarize our outstanding debt obligations and the classification in the accompanying Consolidated Balance Sheets as of March 31, 2008 and December 31, 2007 (in millions):

	Short-Term	Current	Long-Term
Description of Obligation as of March 31, 2008	Debt	Maturities	Maturities	Total
Domestic promissory notes (1)	$—	$36.1	$35.0	$71.1
Domestic revolving credit facility	—	—	324.0	324.0
Other foreign obligations	5.5	0.3	0.7	6.5

Total Debt	$5.5	$36.4	$359.7	$401.6

	Short-Term	Current	Long-Term
Description of Obligation as of December 31, 2007	Debt	Maturities	Maturities	Total
Domestic promissory notes (1)	$—	$36.1	$35.0	$71.1
Domestic revolving credit facility	—	—	131.0	131.0
Other foreign obligations	4.8	0.3	0.7	5.8

Total Debt	$4.8	$36.4	$166.7	$207.9

(1)	Domestic promissory notes as of March 31, 2008 and December 31, 2007 consisted of the following (in millions):

	March 31,	December 31,
	2008	2007
6.73% promissory notes, payable $11.1 annually through 2008	$11.1	$11.1
6.75% promissory notes, payable in 2008	25.0	25.0
8.00% promissory note, payable in 2010	35.0	35.0
On October 12, 2007, we entered into the Third Amended and Restated Revolving Credit Facility Agreement (the “Credit Agreement”), which contains a $650.0 million domestic revolving credit facility. The Credit Agreement replaced our previous domestic revolving credit facility, the Second Amended and Restated Credit Facility Agreement, dated as of July 8, 2005.
As of March 31, 2008, we had outstanding borrowings of $324.0 million under the $650.0 million domestic revolving credit facility and $111.7 million was committed to standby letters of credit. All of the remaining $214.3 million was available for future borrowings after consideration of covenant limitations. The facility matures in October 2012.

The domestic revolving credit facility includes a subfacility for swingline loans of up to $50 million and provides for the issuance of letters of credit for the full amount of the credit facility. The revolving loans bear interest at either (i) the Eurodollar rate plus a margin of between 0.5% and 1% that is based on our Debt to Adjusted EBITDA Ratio (as defined in the Credit Agreement) or (ii) the higher of (a) the Federal Funds Rate plus 0.5% or (b) the prime rate set by Bank of America, N.A. We may prepay the revolving loans at any time without premium or penalty, other than customary breakage costs in the case of Eurodollar loans. We will pay a facility fee in the range of 0.125% to 0.25% based on our Debt to Adjusted EBITDA Ratio. We will also pay a letter of credit fee in the range of 0.5% to 1% based on our Debt to Adjusted EBITDA Ratio, as well as an additional issuance fee of 0.125% for letters of credit issued.
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
In addition to the financial covenants contained in the Credit Agreement outlined above, our domestic promissory notes contain certain financial covenant restrictions. As of March 31, 2008, we believe we were in compliance with all covenant requirements. Our revolving credit facility and promissory notes are guaranteed by our material subsidiaries.
We have additional borrowing capacity through several foreign facilities governed by agreements between us and a syndicate of banks, used primarily to finance seasonal borrowing needs of our foreign subsidiaries. We had $6.5 million and $5.8 million of obligations outstanding through our foreign subsidiaries as of March 31, 2008 and December 31, 2007, respectively.
Under a revolving period asset securitization arrangement, we are eligible to transfer beneficial interests in a portion of our trade accounts receivable to third parties in exchange for cash. Our continued involvement in the transferred assets is limited to servicing. These transfers are accounted for as sales rather than secured borrowings. The fair values assigned to the retained and transferred interests are based primarily on the receivables’ carrying value given the short term to maturity and low credit risk. As of March 31, 2008 and December 31, 2007, we had not sold any beneficial interests in accounts receivable.
We consider all highly liquid temporary investments with original maturity dates of three months or less to be cash equivalents. Cash and cash equivalents of $120.3 million and $145.5 million as of March 31, 2008 and December 31, 2007, respectively, consisted of cash, overnight repurchase agreements and investment grade securities and are stated at cost, which approximates fair value.
As of March 31, 2008 and December 31, 2007, $16.3 million and $20.2 million, respectively, of cash and cash equivalents were restricted primarily due to routine lockbox collections and letters of credit issued with respect to the operations of our captive insurance subsidiary, which expire on December 31, 2008. The restrictions related to lockbox collections typically expire within three to five business days after receipt. The letter of credit restrictions can be transferred to our revolving lines of credit as needed.
On July 25, 2007, we announced that our Board of Directors approved a new share repurchase plan, pursuant to which we are authorized to repurchase up to $500 million of shares of our common stock through open market purchases (the “2007 Share Repurchase Plan”). Based on the closing price of our common stock on July 24, 2007, a $500 million repurchase represented over 20% of our market capitalization. We are currently funding the stock repurchases through a combination of cash from operations and third party borrowings. We plan to fully execute repurchases under the 2007 Share Repurchase Plan by the end of the second quarter of 2008.
We periodically review our capital structure, including our primary bank facility, to ensure that it has adequate liquidity. We believe that cash flows from operations, as well as available borrowings under our revolving credit facility and other existing sources of funding, will be sufficient to fund our operations for the foreseeable future and share repurchases during the term of the 2007 Share Repurchase Plan.

Fair Value Measurements

Effective January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”), which establishes a framework for measuring fair value in generally accepted accounting principles, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. However, in February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP No. 157-2”), which deferred the effective date of SFAS No. 157 for one year for non-financial assets and liabilities, except for certain items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We are currently evaluating the impact of SFAS No. 157 on our Consolidated Financial Statements for items within the scope of FSP No. 157-2, which will become effective on January 1, 2009.

Fair Value Hierarchy

The three-level fair value hierarchy for disclosure of fair value measurements defined by SFAS No. 157 is as follows:

Level 1 -	Quoted prices for identical instruments in active markets at the measurement date.
Level 2 -	Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets at the measurement date and for the anticipated term of the instrument.

Level 3 -	Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable inputs that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

Fair Value Techniques

Our valuation techniques are applied to all of the assets and liabilities carried at fair value as of January 1, 2008, upon adoption of SFAS No. 157. Where available, the fair values are based upon quoted prices in active markets. However, if quoted prices are not available, then the fair values are based upon quoted prices for similar assets or liabilities or independently sourced market parameters, such as credit default swap spreads, yields curves, reported trades, broker/dealer quotes, interest rates and benchmark securities. For assets and liabilities with a lack of observable market activity, if any, the fair values are based upon discounted cash flow methodologies incorporating assumptions that, in our judgment, reflect the assumptions a marketplace participant would use. To ensure that financial assets and liabilities are recorded at fair value, valuation adjustments may be required to reflect the creditworthiness of either party and constraints on liquidity. Where appropriate, these amounts were incorporated into our valuations as of March 31, 2008, the measurement date.

Our adoption of SFAS No. 157 has resulted in changes to the valuation techniques used when determining the fair value of our derivative instruments. These derivatives are primarily valued using estimated future cash flows that are based directly on observed prices from exchange-traded derivatives. We also take into account the counterparty’s creditworthiness, or our own creditworthiness, as appropriate. The calculation of the credit adjustment for derivatives is based upon observable credit default swap spreads and interpolation between these observable spreads for interim periods without observable spreads; however, these inputs are insignificant to the fair value measurement. The effect of adopting these changes to the valuation techniques resulted in a net credit adjustment to the fair value of our derivative instruments of $0.1 million as of March 31, 2008, the measurement date.

The majority of our short-term investments are managed by professional investment advisors. The net asset values are furnished in statements received from the investment advisor and reflect valuations based upon the respective pricing policies utilized by the investment advisor. We have assessed the classification of the inputs used to value these investments as Level 2 through examination of pricing policies and significant inputs and through discussions with investment managers. The fair values of our short-term investments are based on several observable inputs including, but not limited to, benchmark yields, reported trades, broker/dealer quotes, issuer spreads and benchmark securities. The adoption of SFAS No. 157 resulted in no net changes to the valuations for these securities.

Off-Balance Sheet Arrangements
In addition to the revolving and term loans described above, we utilize the following financing arrangements in the course of funding our operations:
•	We are eligible to transfer beneficial interests in a portion of our trade accounts receivable to third parties in exchange for cash through the use of a revolving period asset securitization arrangement. Our continued involvement in the transferred assets is limited to servicing. These transfers are accounted for as sales rather than secured borrowings and are reported as a reduction of Accounts and Notes Receivable, Net in the Consolidated Balance Sheets. As of March 31, 2008 and December 31, 2007, respectively, we had not sold any such accounts receivable.

•	We also lease real estate and machinery and equipment pursuant to leases that, in accordance with generally accepted accounting principles, are not capitalized on the balance sheet, including high-turnover equipment such as autos and service vehicles and short-lived equipment such as personal computers.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Our results of operations can be affected by changes in exchange rates. Net sales and expenses in foreign currencies are translated into U.S. dollars for financial reporting purposes based on the average exchange rate for the period. Net sales from outside the United States represented 30.3% and 25.5% of total net sales for the three months ended March 31, 2008 and 2007, respectively. Historically, foreign currency translation gains (losses) have not had a material effect on our overall operations. As of March 31, 2008, the impact to net income of a 10% change in exchange rates is estimated to be approximately $7.6 million on an annual basis.
We enter into commodity futures contracts to stabilize prices expected to be paid for raw materials and parts containing high copper and aluminum content. These contracts are for quantities equal to or less than quantities expected to be consumed in future production. As of March 31, 2008, we had metal futures contracts maturing at various dates through June 2009 with a fair value as an asset of $14.3 million. The impact of a 10% change in commodity prices would have a significant impact on our results from operations on an annual basis, absent any other contravening actions.
Our results of operations can be affected by changes in interest rates due to variable rates of interest on our revolving credit facilities. A 10% change in interest rates would not be material to our results of operations.

Item 4.	Controls and Procedures.
Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our current management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2008 in alerting them in a timely manner to material information required to be disclosed by us in the reports we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934.
Changes in Internal Control Over Financial Reporting
During the quarter ended March 31, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.
There have been no significant changes concerning our legal proceedings since December 31, 2007. See Note 17 in the Notes to the Consolidated Financial Statements set forth in Part I, Item 1, of this Quarterly Report on Form 10-Q for additional discussion regarding legal proceedings.

Item 1A.	Risk Factors.
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or results of operations. There have been no material changes in our risk factors from those disclosed in our 2007 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
The information set forth in Note 18 in the Notes to the Consolidated Financial Statements set forth in Part I, Item 1, of this Quarterly Report on Form 10-Q regarding our repurchases of equity securities during the first quarter of 2008 is incorporated in this Item 2 by reference.

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

31.1	—	Certification of the principal executive officer (filed herewith).

31.2	—	Certification of the principal financial officer (filed herewith).

32.1	—	Certification of the principal executive officer and the principal financial officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LENNOX INTERNATIONAL INC.
Date: May 1, 2008	/s/ Susan K. Carter
Susan K. Carter
Chief Financial Officer (on behalf of registrant and as principal financial officer)

EXHIBIT INDEX

Exhibit No.		Description

3.1	—	Restated Certificate of Incorporation of Lennox International Inc. (“LII”) (filed as Exhibit 3.1 to LII’s Registration Statement on Form S-1 (Registration Statement No. 333-75725) filed on April 6, 1999 and incorporated herein by reference).

3.2	—	Amended and Restated Bylaws of LII (filed as Exhibit 3.1 to LII’s Current Report on Form 8-K filed on July 26, 2007 and incorporated herein by reference).

4.1	—	Specimen Stock Certificate for the Common Stock, par value $.01 per share, of LII (filed as Exhibit 4.1 to LII’s Amendment to Registration Statement on Form S-1/A (Registration No. 333-75725) filed on June 16, 1999 and incorporated herein by reference).

4.2	—	Rights Agreement, dated as of July 27, 2000, between LII and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, which includes as Exhibit A the form of Certificate of Designations of Series A Junior Participating Preferred Stock setting forth the terms of the Preferred Stock, as Exhibit B the form of Rights Certificate and as Exhibit C the Summary of Rights to Purchase Preferred Stock (filed as Exhibit 4.1 to LII’s Current Report on Form 8-K filed on July 28, 2000 and incorporated herein by reference).

LII is a party to several debt instruments under which the total amount of securities authorized under any such instrument does not exceed 10% of the total assets of LII and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, LII agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.

31.1	—	Certification of the principal executive officer (filed herewith).

31.2	—	Certification of the principal financial officer (filed herewith).

32.1	—	Certification of the principal executive officer and the principal financial officer pursuant to 18 U.S.C. Section 1350 (filed herewith).