Form 10-Q
period 2008-06-30
LENNOX INTERNATIONAL INC
filed 2008-08-01
CIK 1069202

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☑
As of July 23, 2008, the number of shares outstanding of the registrant’s common stock, par value $.01 per share, was 55,147,960.

LENNOX INTERNATIONAL INC.
FORM 10-Q
For the Three and Six Months Ended June 30, 2008

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of June 30, 2008 and December 31, 2007
(In millions, except share and per share data)

	June 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$95.3	$145.5
Short-term investments	34.9	27.7
Accounts and notes receivable, net	604.7	492.5
Inventories, net	367.8	325.7
Deferred income taxes	25.9	30.9
Other assets	60.3	48.4

Total current assets	1,188.9	1,070.7
PROPERTY, PLANT AND EQUIPMENT, net	320.7	317.9
GOODWILL, net	268.3	262.8
DEFERRED INCOME TAXES	84.5	94.0
OTHER ASSETS	72.5	69.2

TOTAL ASSETS	$1,934.9	$1,814.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$10.2	$4.8
Current maturities of long-term debt	11.3	36.4
Accounts payable	377.5	289.8
Accrued expenses	332.0	352.1
Income taxes payable	—	1.1

Total current liabilities	731.0	684.2
LONG-TERM DEBT	448.6	166.7
POSTRETIREMENT BENEFITS, OTHER THAN PENSIONS	15.9	16.2
PENSIONS	35.8	34.8
OTHER LIABILITIES	106.8	104.2

Total liabilities	1,338.1	1,006.1

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 200,000,000 shares authorized, 83,577,944 shares and 81,897,439 shares issued for 2008 and 2007, respectively	0.8	0.8
Additional paid-in capital	792.6	760.7
Retained earnings	488.9	447.4
Accumulated other comprehensive income	85.5	63.6
Treasury stock, at cost, 28,440,943 shares and 19,844,677 shares for 2008 and 2007, respectively	(771.0)	(464.0)

Total stockholders’ equity	596.8	808.5

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,934.9	$1,814.6

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2008 and 2007
(Unaudited, in millions, except per share data)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

NET SALES	$1,002.9	$1,041.8	$1,770.0	$1,833.3
COST OF GOODS SOLD	715.6	752.7	1,279.9	1,339.6

Gross profit	287.3	289.1	490.1	493.7
OPERATING EXPENSES:
Selling, general and administrative expenses	196.6	197.3	390.4	388.4
Gains and other expenses, net	(4.4)	(3.3)	(7.8)	(4.0)
Restructuring charges	7.7	7.6	10.5	9.9
Impairment of equity method investment	2.3	—	2.3	—
Income from equity method investments	(2.9)	(3.5)	(6.0)	(6.2)

Operational income	88.0	91.0	100.7	105.6
INTEREST EXPENSE, net	3.8	2.0	6.5	2.9
OTHER EXPENSE, NET	0.1	0.1	0.1	0.1

Income before income taxes	84.1	88.9	94.1	102.6
PROVISION FOR INCOME TAXES	32.9	28.6	36.6	33.7

Net income	$51.2	$60.3	$57.5	$68.9

NET INCOME PER SHARE:
Basic	$0.91	$0.89	$0.99	$1.02
Diluted	$0.88	$0.85	$0.95	$0.97

AVERAGE SHARES OUTSTANDING:
Basic	56.2	68.0	58.2	67.7
Diluted	58.0	71.2	60.2	71.1

CASH DIVIDENDS DECLARED PER SHARE	$0.14	$0.13	$0.28	$0.26
The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
For the Six Months Ended June 30, 2008 (unaudited) and the Year Ended December 31, 2007
(In millions, except per share data)

					Accumulated
	Common Stock		Additional		Other	Treasury	Total
	Issued		Paid-In	Retained	Comprehensive	Stock	Stockholders’	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	At Cost	Equity	Income
BALANCE AS OF DECEMBER 31, 2006	77.0	$0.8	$706.6	$312.5	$(5.1)	$(210.4)	$804.4
Impact of adoption of FIN No. 48	—	—	—	0.9	—	—	0.9

ADJUSTED BALANCE AS OF JANUARY 1, 2007	77.0	$0.8	$706.6	$313.4	$(5.1)	$(210.4)	$805.3
Net income	—	—	—	169.0	—	—	169.0	$169.0
Dividends, $0.53 per share	—	—	—	(35.0)	—	—	(35.0)	—
Foreign currency translation adjustments, net	—	—	—	—	62.9	—	62.9	62.9
Pension and postretirement liability changes, net of tax benefit of $0.0	—	—	—	—	3.2	—	3.2	3.2
Stock-based compensation expense	—	—	21.0	—	—	—	21.0	—
Reversal of previously recorded stock-based compensation expense related to share-based awards canceled in restructuring	—	—	(2.1)	—	—	—	(2.1)	—
Derivatives, net of tax of $1.3	—	—	—	—	2.6	—	2.6	2.6
Common stock issued	4.9	—	21.5	—	—	—	21.5	—
Treasury stock purchases	—	—	—	—	—	(253.6)	(253.6)	—
Tax benefits of stock-based compensation	—	—	20.1	—	—	—	20.1	—
Other tax-related items	—	—	(6.4)	—	—	—	(6.4)	—

Comprehensive income	—	—	—	—	—	—	—	$237.7

BALANCE AS OF DECEMBER 31, 2007	81.9	$0.8	$760.7	$447.4	$63.6	$(464.0)	$808.5
Net income	—	—	—	57.5	—	—	57.5	$57.5
Dividends, $0.28 per share	—	—	—	(16.0)	—	—	(16.0)	—
Foreign currency translation adjustments, net	—	—	—	—	15.9	—	15.9	15.9
Stock-based compensation expense	—	—	6.6	—	—	—	6.6	—
Derivatives, net of tax of $3.4	—	—	—	—	6.0	—	6.0	6.0
Common stock issued	1.7	—	12.8	—	—	—	12.8	—
Treasury stock purchases	—	—	—	—	—	(307.0)	(307.0)	—
Tax benefits of stock-based compensation	—	—	12.5	—	—	—	12.5	—

Comprehensive income	—	—	—	—	—	—	—	$79.4

BALANCE AS OF JUNE 30, 2008	83.6	$0.8	$792.6	$488.9	$85.5	$(771.0)	$596.8

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2008 and 2007
(Unaudited, in millions)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$57.5	$68.9
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Income from equity method investments	(6.0)	(6.2)
Restructuring expenses, net of cash paid	(6.0)	4.9
Impairment of equity method investment	2.3	—
Unrealized gain on futures contracts	(2.3)	(0.3)
Stock-based compensation expense	6.6	13.3
Depreciation and amortization	25.6	23.5
Capitalized interest	(0.8)	(0.8)
Deferred income taxes	10.8	4.1
Other items, net	12.5	10.3
Changes in assets and liabilities:
Accounts and notes receivable	(112.0)	(129.0)
Inventories	(41.2)	(72.1)
Other current assets	(8.5)	(8.0)
Accounts payable	87.4	105.5
Accrued expenses	(16.0)	(20.6)
Income taxes	4.9	(9.5)
Long-term warranty, deferred income and other liabilities	8.0	10.7

Net cash provided by (used in) operating activities	22.8	(5.3)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the disposal of property, plant and equipment	0.4	0.3
Purchases of property, plant and equipment	(21.7)	(25.0)
Purchases of short-term investments	(35.0)	(25.7)
Proceeds from sales and maturities of short-term investments	27.9	1.8

Net cash used in investing activities	(28.4)	(48.6)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term borrowings, net	4.9	4.0
Long-term payments, net	(25.1)	(0.1)
Revolver long-term borrowings	282.0	65.0
Proceeds from stock option exercises	12.8	15.2
Repurchases of common stock	(307.0)	(45.6)
Excess tax benefits related to share-based payments	10.9	12.5
Cash dividends paid	(24.6)	(26.4)

Net cash (used in) provided by financing activities	(46.1)	24.6

DECREASE IN CASH AND CASH EQUIVALENTS	(51.7)	(29.3)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	1.5	5.1
CASH AND CASH EQUIVALENTS, beginning of period	145.5	144.3

CASH AND CASH EQUIVALENTS, end of period	$95.3	$120.1

Supplementary disclosures of cash flow information:
Cash paid during the period for:
Interest	$9.1	$5.3

Income taxes (net of refunds)	$13.9	$30.4

Non-cash items:
Impact of adoption of FIN No. 48	$—	$0.9

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. General:
References in this Quarterly Report on Form 10-Q to “we,” “our,” “us,” “LII” or the “Company” refer to Lennox International Inc. and its subsidiaries, unless the context requires otherwise.
Basis of Presentation
The accompanying unaudited Consolidated Balance Sheets as of June 30, 2008, the accompanying unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2008 and 2007, the accompanying unaudited Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2008 and the accompanying unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2008 and 2007 should be read in conjunction with LII’s audited consolidated financial statements and footnotes as of December 31, 2007 and 2006 and for each year in the three-year period ended December 31, 2007. The accompanying unaudited consolidated financial statements of LII have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. The presentation of financial statements requires the use of management estimates and in the opinion of management, the accompanying consolidated financial statements contain all material adjustments, consisting principally of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to applicable rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. The operating results for the interim periods are not necessarily indicative of the results that may be expected for a full year.
The Company’s fiscal year ends on December 31 and the Company’s quarters are each comprised of 13 weeks. For convenience, throughout these financial statements, the 13 weeks comprising each three-month period are denoted by the last day of the respective calendar quarter.
Reclassifications
Certain prior-period balances in the accompanying consolidated financial statements have been reclassified to conform to the current period’s presentation of financial information.
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

Newly Issued Accounting Pronouncements
In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. In order to meet these expanded disclosure objectives, SFAS No. 161 requires entities to disclose the objectives and strategies for using derivatives, information about the volume of derivative activity, fair value amounts of and gains and losses on derivative instruments in tabular format, and credit-risk contingent features in derivative agreements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early application is permitted. Management is currently evaluating the effects that SFAS No. 161 will have on its disclosure of derivatives and hedging activities in the consolidated financial statements.
2. Accounts and Notes Receivable:
Accounts and Notes Receivable have been reported in the accompanying Consolidated Balance Sheets net of allowance for doubtful accounts and net of accounts receivable sold under an ongoing asset securitization arrangement, if any. Detailed information regarding the allowance for doubtful accounts is provided below (in millions):

	As of	As of
	June 30,	December 31,
	2008	2007
Allowance for doubtful accounts	$20.1	$17.1

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Provision for bad debts	$4.8	$3.5	$10.5	$4.7
None of the accounts receivable as reported in the accompanying Consolidated Balance Sheets as of June 30, 2008 and December 31, 2007 represent retained interests in securitized receivables that have restricted disposition rights per the terms of the asset securitization agreement and would not be available to satisfy obligations to creditors. The Company has no significant concentration of credit risk within its accounts and notes receivable.
3. Inventories:
Components of inventories are as follows (in millions):

	As of	As of
	June 30,	December 31,
	2008	2007
Finished goods	$275.3	$247.7
Work in process	12.8	10.5
Raw materials and repair parts	152.7	137.9

	440.8	396.1
Excess of current cost over last-in, first-out cost	(73.0)	(70.4)

Total inventories	$367.8	$325.7

4. Goodwill:
The changes in the carrying amount of goodwill for the six months ended June 30, 2008, in total and by segment, are as follows (in millions):

	Balance at		Balance at
	December 31,		June 30,
Segment	2007	Changes (1)	2008
Residential Heating & Cooling	$33.7	$—	$33.7
Commercial Heating & Cooling	32.1	1.7	33.8
Service Experts	112.5	(1.7)	110.8
Refrigeration	84.5	5.5	90.0

Total	$262.8	$5.5	$268.3

(1)	Related to changes in foreign currency translation rates.

5. Short-Term Investments:
The Company’s captive insurance subsidiary (the “Captive”) holds debt securities, consisting of U.S. government and government agency securities, corporate bonds, asset-backed securities, collateralized mortgage obligations and various securitized debt instruments. In accordance with Statement of Financial Accounting Standards No. 115 (as amended), Accounting for Certain Investments in Debt and Equity Securities, the Company classifies these investments as available-for-sale. Any unrealized holding gains and losses are reported in Accumulated Other Comprehensive Income (“AOCI”), net of applicable taxes, until the gain or loss is realized. The Company places its investments in high credit quality financial instruments only and limits the amount invested in any one institution or in any one instrument.
As of June 30, 2008 and December 31, 2007, the Captive held approximately $34.9 million and $27.7 million, respectively, of short-term investments. Unrealized gains included in AOCI in the accompanying Consolidated Balance Sheets as of June 30, 2008 and December 31, 2007 were not material. Realized gains and losses from the sale of securities were also not material for the three or six months ended June 30, 2008 and 2007. The maturities of these securities range from July 2008 to July 2011. It is the Captive’s intention that these investments be available to support its current operations as needed. Due to the liquidity of these investments, they are classified as current assets in the accompanying Consolidated Balance Sheets. For more information on the valuation of these investments, see Note 16.
6. Cash, Lines of Credit and Financing Arrangements:
The Company considers all highly liquid temporary investments with original maturity dates of three months or less to be cash equivalents. Cash and cash equivalents of $95.3 million and $145.5 million as of June 30, 2008 and December 31, 2007, respectively, consisted of cash, overnight repurchase agreements and investment-grade securities and are stated at cost, which approximates fair value.
As of June 30, 2008 and December 31, 2007, $24.9 million and $20.2 million, respectively, of cash and cash equivalents were restricted primarily due to routine lockbox collections and letters of credit issued with respect to the operations of the Captive, which expire on December 31, 2008. The restrictions related to lockbox collections typically expire within three to five business days after receipt. The letter of credit restrictions can be transferred to the Company’s revolving lines of credit as needed.
The following tables summarize the Company’s outstanding debt obligations and the classification in the accompanying Consolidated Balance Sheets as of June 30, 2008 and December 31, 2007 (in millions):

Description of Obligation	Short-Term	Current	Long-Term
As of June 30, 2008	Debt	Maturities	Maturities	Total
Domestic promissory notes (1)	$—	$11.1	$35.0	$46.1
Domestic revolving credit facility	—	—	413.0	413.0
Other foreign obligations	10.2	0.2	0.6	11.0

Total debt	$10.2	$11.3	$448.6	$470.1

Description of Obligation	Short-Term	Current	Long-Term
As of December 31, 2007	Debt	Maturities	Maturities	Total
Domestic promissory notes (1)	$—	$36.1	$35.0	$71.1
Domestic revolving credit facility	—	—	131.0	131.0
Other foreign obligations	4.8	0.3	0.7	5.8

Total debt	$4.8	$36.4	$166.7	$207.9

(1)	Domestic promissory notes as of June 30, 2008 and December 31, 2007 consisted of the following (in millions):

	As of	As of
	June 30,	December 31,
	2008	2007
6.73% promissory notes, payable $11.1 annually through 2008	$11.1	$11.1
6.75% promissory notes, payable in 2008	—	25.0
8.00% promissory note, payable in 2010	35.0	35.0

Total domestic promissory notes	$46.1	$71.1

As of June 30, 2008, the Company had outstanding borrowings of $413.0 million under the $650.0 million domestic revolving credit facility and $113.6 million was committed to standby letters of credit. All of the remaining $123.4 million was available for future borrowings after consideration of covenant limitations. The facility matures in October 2012.
The Company has additional borrowing capacity through several foreign facilities governed by agreements between the Company and a syndicate of banks, used primarily to finance seasonal borrowing needs of its foreign subsidiaries. LII had $11.0 million and $5.8 million of obligations outstanding through its foreign subsidiaries as of June 30, 2008 and December 31, 2007, respectively.
Under a revolving period asset securitization arrangement, the Company is eligible to transfer beneficial interests in a portion of its trade accounts receivable to third parties for cash. The Company’s continued involvement in the transferred assets is limited to servicing. These transfers are accounted for as sales rather than secured borrowings. The fair values assigned to the retained and transferred interests are based primarily on the receivables’ carrying value given the short-term maturity and low credit risk. At June 30, 2008 and December 31, 2007, the Company had not sold any beneficial interests in accounts receivable. The maximum amount available under the securitization arrangement depends on the amount of qualifying accounts receivable. The maximum amount available was $125.0 million and $102.7 million as of June 30, 2008 and December 31, 2007, respectively.
7. Product Warranties:
The changes in the carrying amount of the Company’s total product warranty liabilities for the six months ended June 30, 2008 are as follows (in millions):

Total product warranty liability at December 31, 2007	$98.4
Changes resulting from issuance of new warranties	15.1
Payments made in 2008	(13.4)
Changes in estimates associated with pre-existing liabilities	(3.6)
Changes in foreign currency translation rates	0.6

Total product warranty liability at June 30, 2008	$97.1

The decreases in estimates of warranties issued prior to 2008 were primarily due to lower failure rates. The product warranty liabilities are recorded as follows in the accompanying Consolidated Balance Sheets as of June 30, 2008 and December 31, 2007, respectively (in millions):

	As of	As of
	June 30,	December 31,
	2008	2007
Short-term warranty liability:
Accrued expenses	$31.6	$33.8

Long-term warranty liability:
Other liabilities	$65.5	$64.6

8. Pension and Postretirement Benefit Plans:
The components of net periodic benefit cost were as follows (in millions):

	For the
	Three Months Ended June 30,
	2008	2007	2008	2007
	Pension Benefits		Other Benefits
Service cost	$1.7	$1.8	$0.2	$0.1
Interest cost	4.1	3.8	0.2	0.2
Expected return on plan assets	(4.5)	(4.4)	—	—
Amortization of prior service cost	0.2	0.2	(0.5)	(0.4)
Amortization of net loss	1.2	1.2	0.3	0.3
Settlements or curtailments(1)	1.6	—	—	—

Total net periodic pension cost	$4.3	$2.6	$0.2	$0.2

	For the
	Six Months Ended June 30,
	2008	2007	2008	2007
	Pension Benefits		Other Benefits
Service cost	$3.5	$3.5	$0.4	$0.3
Interest cost	8.2	7.5	0.4	0.4
Expected return on plan assets	(9.0)	(8.8)	—	—
Amortization of prior service cost	0.3	0.5	(1.0)	(0.8)
Amortization of net loss	2.4	2.4	0.6	0.5
Settlements or curtailments(1)	1.6	0.7	—	—

Total net periodic pension cost	$7.0	$5.8	$0.4	$0.4

(1)	Includes $0.8 million of pension curtailment charges in 2008, which were included in the restructuring charges and pension obligation (see Note 11 for additional information). Also includes $0.8 million of other settlement charges in 2008, which were included in the net periodic pension cost and pension obligation.
9. Stock-Based Compensation:
The Company’s Amended and Restated 1998 Incentive Plan provides for various long-term incentive awards, which include stock options, performance share units, restricted stock units and stock appreciation rights.
Compensation expense of $3.5 million and $7.1 million and $6.6 million and $13.3 million was recognized for the three months and the six months ended June 30, 2008 and 2007, respectively, and is included in Selling, General and Administrative Expenses in the accompanying Consolidated Statements of Operations. The decrease in stock-based compensation expense was primarily due to an increase in forfeiture rates and a decrease in the estimated pay-out percentage on outstanding performance share units in the first six months of 2008 as compared to the same period in 2007.
The following tables summarize information concerning the Company’s stock options, stock appreciation rights, performance share units and restricted stock units as of June 30, 2008 (in millions, except per share data, years, and forfeiture rates):

		Stock
	Stock	Appreciation
	Options	Rights
Shares outstanding	1.4	1.9
Weighted-average exercise price per share outstanding	$15.11	$30.14
Shares exercisable	1.4	0.7
Weighted-average exercise price per exercisable share	$15.11	$25.84
Unrecognized expense	—	6.5
Expected weighted-average period to be recognized (in years)	—	2.0
Weighted-average estimated forfeiture rate	—%	15%

	Performance	Restricted
	Share Units	Stock Units
Nonvested units	0.8	0.7
Weighted-average grant date fair value per unit	$27.40	$31.79
Unrecognized expense	$11.2	$9.0
Expected weighted-average period to be recognized (in years)	1.9	2.0
Weighted-average estimated forfeiture rate	29%	20%

10. Income Taxes:
As of June 30, 2008, the Company had approximately $24.0 million in total gross unrecognized tax benefits. Of this amount, $12.9 million (net of federal benefit on state issues), if recognized, would be recorded through the statement of operations. Also included in the balance of unrecognized tax benefits as of June 30, 2008 are $3.2 million that, if recognized, would be recorded as an adjustment to goodwill and $6.4 million that, if recognized, would be recorded as an adjustment to stockholders’ equity. In addition, the Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109 (“FIN No. 48”). As of June 30, 2008, the Company had recognized $2.9 million (net of federal tax benefits) in interest and penalties.
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
The IRS has also completed its examination of the Company’s consolidated tax returns for the years 2004 — 2005 and expects to issue an RAR by August 31, 2008. The IRS has proposed certain significant adjustments to the Company’s insurance deductions and research tax credits. The Company disagrees with the adjustments and intends to request a review by the administrative appeals division of the IRS.
The Company is subject to examination by numerous taxing authorities in jurisdictions such as Australia, Belgium, Canada, Germany, and the United States. The Company is generally no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by taxing authorities for years before 1999.
Since January 1, 2008, West Virginia, Colorado and Kansas have enacted legislation effective for tax years beginning on or after January 1, 2008, including adjustments to tax rates, requirements for combined reporting in future years and changes to apportionment methods. The Company believes any adjustments will be immaterial.
11. Restructuring Charges:
Restructuring charges incurred include the following amounts for the three and six months ended June 30, 2008 and 2007 (in millions):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Relocation of Australian Refrigeration operations	$3.0	$—	$3.0	$—
Relocation of Residential Heating & Cooling production (1)	1.7	—	1.7	—
Consolidation of U.S. Refrigeration production	1.6	—	2.9	—
Consolidation of Lennox Hearth Products operations	0.5	—	1.7	—
Integration of Australia and New Zealand operations	—	—	0.3	—
Reorganizations of corporate administrative function	0.5	6.6	0.5	6.6
Facility lease	—	0.3	—	0.3
Allied Air Enterprises consolidation	—	0.7	—	2.9
Pension settlement (2)	—	—	—	0.7
Other	0.4	—	0.4	(0.6)

Total	$7.7	$7.6	$10.5	$9.9

(1)	Amount includes $0.8 million of pension curtailment that is not reflected in restructuring reserves as this item is related to the Company’s pension obligation. See Note 8 for additional information.

(2)	Amount not reflected in restructuring reserves as this item is included in the Company’s pension obligation.

The table below details activity within the Company’s restructuring reserves for the six months ended June 30, 2008 (in millions):

	Balance as of	Charged			Balance as of
	December 31,	to	Cash	Non-Cash	June 30,
Description of Reserves	2007	Earnings	Utilization	Utilization	2008
Severance and related expense	$15.2	$4.9	$(13.8)	$—	$6.3
Asset write-offs and accelerated depreciation	—	1.8	—	(1.8)	—
Equipment moves	—	1.1	(1.1)	—	—
Recruiting and relocation	—	0.1	(0.1)	—	—
Lease termination	1.5	—	(0.6)	—	0.9
Other	—	2.6	(0.8)	(0.8)	1.0

Total restructuring reserves	$16.7	$10.5	$(16.4)	$(2.6)	$8.2

Manufacturing Rationalization Activities
In the second quarter of 2008, the Company announced the transition of production of selected Refrigeration products currently manufactured in Milperra, Australia to its sister facility in Wuxi, China. The Company recorded severance charges of $3.0 million during the three and six months ended June 30, 2008 for those positions now located in Milperra that will be eliminated. In addition to the amounts accrued as of June 30, 2008, the Company expects to incur future restructuring charges of approximately $2.0 million over the remainder of this project, consisting of asset write-offs, manufacturing inefficiencies and equipment moving costs. The transition is anticipated to extend through the first half of 2009.
Also in the second quarter of 2008, the Company announced the transition of production of certain Residential Heating & Cooling products from its Marshalltown, Iowa manufacturing facility to its new manufacturing operation in Saltillo, Mexico. The transition is anticipated to extend through the first half of 2009. As a result of the transition, certain manufacturing positions now located in Marshalltown will be eliminated. Costs associated with the transition primarily consist of severance, pension curtailment and equipment moving expenses. In connection with the transition, the Company recorded restructuring charges of $1.7 million for the three and six months ended June 30, 2008, including a pension curtailment charge of $0.8 million. In addition to the amounts accrued as of June 30, 2008, the Company expects to incur restructuring charges of approximately $0.8 million over the remainder of this project.
In the fourth quarter of 2007, the Company announced plans to close its Refrigeration operations in Danville, Illinois and consolidate its Danville manufacturing, support and warehouse functions in its Tifton, Georgia and Stone Mountain, Georgia operations. The consolidation is a phased process and is expected to be completed in the first quarter of 2009. In connection with this consolidation project, the Company recorded restructuring charges of $1.6 million and $2.9 million for the three and six months ended June 30, 2008, respectively. The restructuring charges primarily related to costs to move certain equipment and disposal of certain long-lived assets, including charges of $1.6 million of accelerated depreciation recorded in the first half of 2008 related to the reduction in useful lives and disposal of certain long-lived assets. In addition to the amounts accrued as of June 30, 2008, the Company expects to incur future restructuring charges of approximately $7.2 million over the remainder of this project.
In the third quarter of 2007, the Company announced plans to close Lennox Hearth Products Inc.’s operations in Lynwood, California, part of its Residential Heating & Cooling operations, and consolidate its U.S. factory-built fireplace manufacturing operations in its facility in Union City, Tennessee. In connection with this consolidation project, the Company recorded restructuring charges of $0.5 million and $1.7 million for the three and six months ended June 30, 2008, respectively. The restructuring charges primarily related to costs to move equipment and the disposal of certain long-lived assets. The consolidation was substantially complete as of June 30, 2008.
In 2006, the Company commenced consolidation of the manufacturing, distribution, research and development and administrative operations of Allied Air Enterprises Inc., the Company’s two-step Residential Heating & Cooling operations in South Carolina, and closure of its operations in Bellevue, Ohio. The consolidation was substantially complete as of March 31, 2007. In connection with this consolidation project, the Company recorded restructuring charges of $0.7 million and $2.9 million for the three and six months ended June 30, 2007, respectively.

Corporate Reorganizations and Other
In the second quarter of 2007, the Company reorganized its corporate administrative function and eliminated the position of chief administrative officer. In connection with this action, the Company recorded an $8.0 million liability to settle the terms of his employment agreement, of which $6.6 million, net of $1.4 million of previously recorded stock-based compensation expense, was recorded in the second quarter of 2007. The final settlement of this matter occurred and an amount equal to the liability recorded was paid during the three months ended June 30, 2008.
A pension settlement loss of approximately $0.7 million is included in restructuring expense for the six months ended June 30, 2007, which related to the Company’s full funding of lump-sum pension payments to selected participants in March 2007 as part of a prior restructuring initiative in 2001.
12. Earnings per Share:
Diluted earnings per share are computed as follows (in millions, except per share data):

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income	$51.2	$60.3	$57.5	$68.9

Weighted-average shares outstanding — basic	56.2	68.0	58.2	67.7
Effect of diluted securities attributable to stock-based payments	1.8	3.2	2.0	3.4

Weighted-average shares outstanding — diluted	58.0	71.2	60.2	71.1

Diluted earnings per share	$0.88	$0.85	$0.95	$0.97

Options to purchase 49,700 shares of common stock at prices ranging from $35.82 to $43.66 per share and options to purchase 99,613 shares of common stock at prices ranging from $35.82 to $49.63 per share were outstanding for the six months ended June 30, 2008 and 2007, respectively, but were not included in the diluted earnings per share calculation because the assumed exercise of such options would have been anti-dilutive.
13. Comprehensive Income:
Comprehensive income for the three and six months ended June 30, 2008 and 2007 was computed as follows (in millions):

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income	$51.2	$60.3	$57.5	$68.9
Foreign currency translation adjustments	6.8	23.3	15.9	30.8
Effective portion of (losses) gains on futures contracts designated as cash flow hedges	(2.7)	2.6	6.0	8.0

Total comprehensive income	$55.3	$86.2	$79.4	$107.7

14. Investments in Affiliates:
The Company participates in three joint ventures that are located in the U.S., Mexico, and Thailand through investments in the common stock of the affiliated companies. These joint ventures are engaged in the manufacture and sale of compressors, unit coolers and condensing units. As of June 30, 2008, the Company’s percentage of ownership interest in these affiliates ranges from 13% to 50%. Because the Company exerts significant influence over these affiliates, but does not control them, the investments have been accounted for under the equity method and their financial position and results of operations are not consolidated.

The Company recorded the following amounts of investment income from these equity method investments in the Consolidated Statement of Operations (in millions):

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Income from equity method investments	$2.9	$3.5	$6.0	$6.2
The combined balance of the Company’s equity method investments included in Other Long-Term Assets totaled (in millions):

	As of	As of
	June 30,	December 31,
	2008	2007
Other Long-Term Assets	$55.9	$52.6
During the three months ended June 30, 2008, the Company recorded a $2.3 million impairment charge related to the investment in its joint venture in Thailand. The joint venture’s financial results were adversely impacted by recent increases in commodity costs, unfavorable currency exchange fluctuations, and difficulties integrating past acquisitions, which prompted the impairment charge. This charge reflects recent indications of a decrease in the fair value of the investment below its carrying value that the Company believes is not recoverable in the near term.
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
The Company accounts for instruments that qualify as cash flow hedges utilizing Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS No. 133”). Beginning in the fourth quarter of 2006, futures contracts entered into that met established accounting criteria were formally designated as cash flow hedges. For futures contracts that are designated and qualify as cash flow hedges, the Company assesses hedge effectiveness and measures hedge ineffectiveness at least quarterly throughout the designated period. The effective portion of the gain or loss on the futures contracts is recorded, net of applicable taxes, in AOCI, a component of Stockholders’ Equity in the accompanying Consolidated Balance Sheets. When net income is affected by the variability of the underlying cash flow, the applicable offsetting amount of the gain or loss from the futures contracts that is deferred in AOCI is released to net income and is reported as a component of Cost of Goods Sold in the accompanying Consolidated Statements of Operations. During the three and six months ended June 30, 2008 and 2007, $5.8 million and $3.0 million and $7.9 million and $1.4 million, respectively, in gains, were reclassified from AOCI to net income. Changes in the fair value of futures contracts that do not effectively offset changes in the fair value of the underlying hedged item throughout the designated hedge period (“ineffectiveness”) are recorded in net income each period and are reported in Gains and Other Expenses, net in the accompanying Consolidated Statements of Operations. For the three and six months ended June 30, 2008 and 2007, hedge ineffectiveness recognized in net income was not material.
The Company may enter into instruments that economically hedge certain of its risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting under SFAS No. 133 to such instruments. In these cases, there exists a natural hedging relationship in which changes in the fair value of the instruments act as an economic offset to changes in the fair value of the underlying item(s). Changes in the fair value of instruments not designated as cash flow hedges are recorded in net income throughout the term of the derivative instrument and are reported in Gains and Other Expenses, net in the accompanying Consolidated Statements of Operations. For the three and six months ended June 30, 2008 and 2007, net gains of $0.3 million and $1.0 million and $3.3 million and $1.9 million, respectively, were recognized in earnings related to instruments not accounted for as cash flow hedges. For more information on the valuation of these derivative instruments, see Note 16.
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

Fair Value Hierarchy
The three-level fair value hierarchy for disclosure of fair value measurements defined by SFAS No. 157 is as follows:

Level 1 -	Quoted prices for identical instruments in active markets at the measurements date.

Level 2 -	Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets at the measurement date and for the anticipated term of the instrument.

Level 3 -	Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable inputs that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.
Fair Value Techniques
The Company’s valuation techniques are applied to all of the assets and liabilities carried at fair value as of January 1, 2008, upon adoption of SFAS No. 157. Where available, the fair values are based upon quoted prices in active markets. However, if quoted prices are not available, then the fair values are based upon quoted prices for similar assets or liabilities or independently sourced market parameters, such as credit default swap spreads, yield curves, reported trades, broker/dealer quotes, interest rates and benchmark securities. For assets and liabilities with a lack of observable market activity, if any, the fair values are based upon discounted cash flow methodologies incorporating assumptions that, in management’s judgment, reflect the assumptions a marketplace participant would use. To ensure that financial assets and liabilities are recorded at fair value, valuation adjustments may be required to reflect either party’s creditworthiness and ability to pay. Where appropriate, these amounts were incorporated into the Company’s valuations as of June 30, 2008, the measurement date.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2008 (in millions):

Fair Value Measurements on a Recurring Basis as of June 30, 2008
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Derivatives, net (1)	$—	$10.5	$—	$10.5
Short-term investments	—	34.9	—	34.9

(1)	Derivatives are recorded in Other Current Assets and Other Non-Current Assets in the accompanying Consolidated Balance Sheets.
The Company’s adoption of SFAS No. 157 has resulted in changes to the valuation techniques used by the Company when determining the fair value of its derivative instruments. These derivatives are primarily valued using estimated future cash flows that are based directly on observed prices from exchange-traded derivatives and therefore have been classified as Level 2. The Company also takes into account the counterparty’s creditworthiness, or the Company’s own creditworthiness, as appropriate. The calculation of the credit adjustment for derivatives is based upon observable credit default swap spreads and interpolation between these observable spreads for interim periods without observable spreads; however, these inputs are insignificant to the fair value measurement. The effect of adopting these changes to the valuation techniques was not material.
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
In the second quarter of 2008, the Company determined that, primarily due to its share repurchases, it was not in compliance with a financial covenant contained in the Lake Park Lease that requires it to maintain a specified level of net worth. The Company has been granted a waiver through September 30, 2008 and is currently evaluating alternatives to address this matter, including substituting lenders under the lease. If the Company is not in compliance with such covenant after the expiration of the waiver, the lessor may, among other things, declare the Company in default, terminate the lease and demand that the Company return the leased property. However, if the lessor declares a default, the Company has the right to purchase the property for a purchase price equal to the Lease Balance plus lease breakage costs. Should this occur, it would not materially affect the Company’s liquidity.
Although the Company is not in compliance with this financial covenant, the Lake Park Lease continues to be accounted for as an operating lease until the lease is either terminated or modified.
The majority of the Service Experts segment’s motor vehicle fleet is leased through operating leases. The lease terms are generally non-cancelable for the first 12-month term and then are month-to-month, cancelable at the Company’s option. While there are residual value guarantees on these vehicles, the Company has not historically made significant payments to the lessors as the leases are maintained until the fair value of the assets fully mitigates the Company’s obligations under the lease agreements. As of June 30, 2008, the Company estimates that it will incur an additional $9.2 million above the contractual obligations on these leases until the fair value of the leased vehicles fully mitigates the Company’s residual value guarantee obligation under the lease agreements.
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

Brazil Environmental Reserve
At one site located in Brazil, the Company is currently evaluating the remediation efforts that may be required under applicable environmental laws related to the release of certain hazardous materials. The Company currently believes that the release of the hazardous materials occurred over an extended period of time, including a time when the Company did not own the site. Extensive investigations have been performed and the Company continues to conduct additional assessments of the site to help determine the possible remediation activities that may be conducted. Once the site assessments are completed and the possible remediation activities have been evaluated, the Company plans to commence remediation efforts, pending any required approvals by local governmental authorities. The amount and timing of cash payments are reliably determinable and therefore the Company has recorded its environmental reserves at their present values. The maximum reasonably possible loss presented in the table below is the amount that could be paid if, after the site assessments are completed, it is determined that remediation is more costly or local governmental authorities require more costly remediation activities.
The following information relates to the Brazil environmental reserve (in millions except percentages):

	As of	As of
	June 30,	December 31,
	2008	2007
Discounted liabilities recorded in:
Accrued Expenses	$0.1	$0.1
Other Long-Term Liabilities	1.9	1.9

	$2.0	$2.0

Undiscounted liabilities	$2.5	$2.5
Discount rate	11%	8.0%
Maximum reasonably possible loss	$3.4	$3.1
Additional Environmental Reserves
The Company maintains environmental reserves for additional sites that are not individually significant. The following information relates to additional environmental reserves (in millions except percentages):

	As of	As of
	June 30,	December 31,
	2008	2007
Discounted liabilities recorded in:
Accrued Expenses	$0.5	$2.0
Other Long-Term Liabilities	3.8	1.9

	$4.3	$3.9

Undiscounted liabilities	$6.3	$6.4
Discount rate	5.0%	6.0%
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
Litigation
The Company is involved in various claims and lawsuits incidental to its business. As previously reported, in January 2003, the Company, along with one of its subsidiaries, Heatcraft Inc., was named in the following lawsuits in connection with the Company’s former heat transfer operations:
•	Lynette Brown, et al., vs. Koppers Industries, Inc., Heatcraft Inc., Lennox International Inc., et al., Circuit Court of Washington County, Civil Action No. CI 2002-479;
•	Likisha Booker, et al., vs. Koppers Industries, Inc., Heatcraft Inc., Lennox International Inc., et al., Circuit Court of Holmes County, Civil Action No. 2002-549;

•	Walter Crowder, et al., vs. Koppers Industries, Inc., Heatcraft Inc. and Lennox International Inc., et al., Circuit Court of Leflore County, Civil Action No. 2002-0225; and
•	Benobe Beck, et al., vs. Koppers Industries, Inc., Heatcraft Inc. and Lennox International Inc., et al., Circuit Court of the First Judicial District of Hinds County, No. 03-000030.
On behalf of approximately 100 plaintiffs, the lawsuits allege personal injury resulting from alleged emissions of trichloroethylene, dichloroethylene, and vinyl chloride and other unspecified emissions from the South Plant in Grenada, Mississippi, previously owned by Heatcraft Inc. Each plaintiff seeks to recover alleged actual and punitive damages. On Heatcraft Inc.’s motion to transfer venue, two of the four lawsuits (Booker and Crowder) were ordered severed and transferred to Grenada County by the Mississippi Supreme Court, requiring plaintiffs’ counsel to maintain a separate lawsuit for each of the individual plaintiffs named in these suits. To the Company’s knowledge, as of July 15, 2008, plaintiffs’ counsel has requested the transfer of files regarding five individual plaintiffs from the Booker case and five individual plaintiffs from the Crowder case. It is not possible to predict with certainty the outcome of these matters or an estimate of any potential loss. Based on present knowledge, management believes that it is unlikely that any final resolution of these matters will result in a material liability.
18. Share Repurchase Plan:
On July 25, 2007, LII announced that the Board of Directors approved a share repurchase plan, pursuant to which the Company was authorized to repurchase up to $500 million of shares of its common stock through open market purchases (the “2007 Share Repurchase Plan”). LII was a party to a written trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, to facilitate share repurchases under the 2007 Share Repurchase Plan. Prior to April 1, 2008, LII had repurchased 10,609,749 shares of common stock for approximately $376.1 million under the 2007 Share Repurchase Plan, which was completed during the second quarter of 2008. On June 2, 2008, the Company announced that its Board of Directors approved a new share repurchase plan for $300 million, pursuant to which the Company is authorized to repurchase shares of its common stock through open market purchases. In the second quarter of 2008, LII repurchased shares of its common stock as follows:

				Approximate Dollar
			Total Number of	Value of Shares that
		Average Price	Shares Purchased	may yet be Purchased
	Total Number	Paid per	As Part of Publicly	Under the Plans or
	of Shares	Share	Announced Plans	Programs
Period	Purchased (1)	(including fees)	or Programs	(in millions)
April 1 through April 30	2,260,797	$35.37	2,260,642	$43.9

May 1 through May 31	1,314,130	$33.47	1,313,239	$—

June 1 through June 30	—	$—	—	$300.0

Total	3,574,927	$34.67	3,573,881

(1)	In addition to purchases under the 2007 Share Repurchase Plan, this column reflects the surrender to LII of 1,046 shares of common stock to satisfy tax-withholding obligations in connection with the exercise of stock appreciation rights.

19. Reportable Business Segments:
The Company operates in four reportable business segments of the heating, ventilation, air conditioning and refrigeration (“HVACR”) industry. The table below details the nature of the operations of each reportable segment:

Segment	Product or Services	Markets Served	Geographic Areas

Residential Heating & Cooling	Heating Air Conditioning Hearth Products	Residential Replacement Residential New Construction	United States Canada

Commercial Heating & Cooling	Rooftop Products Chillers Air Handlers	Light Commercial	United States Canada Europe

Service Experts	Equipment Sales Installation Maintenance Repair	Residential Light Commercial	United States Canada

Refrigeration	Unit Coolers Condensing Units Other Commercial Refrigeration Products	Light Commercial	United States Canada Europe Asia Pacific
Transactions between segments, such as products sold to Service Experts by the Residential Heating & Cooling segment, are recorded on an arm’s-length basis using the market price for these products. The eliminations of these intercompany sales and any associated profit are noted in the reconciliation of segment results to the income before income taxes below.
The Company uses segment profit or loss as the primary measure of profitability to evaluate operating performance and to allocate capital resources. The Company defines segment profit or loss as a segment’s income or loss from continuing operations before income taxes included in the accompanying Consolidated Statements of Operations:
Excluding:
•	Gains and other expenses, net.
•	Restructuring charges.
•	Goodwill and equity method investment impairments.
•	Interest expense, net.
•	Other expense, net.
Less amounts included in Gains and Other Expenses, net:
•	Realized gains or losses on settled futures contracts not designated as cash flow hedges.
•	Foreign currency exchange gains or losses.
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

Net sales and segment profit or loss by business segment, along with a reconciliation of segment profit or loss to net earnings or loss, for the three and six months ended June 30, 2008 and 2007 are shown below (in millions):

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net Sales:
Residential Heating & Cooling	$450.7	$497.9	$779.9	$859.1
Commercial Heating & Cooling	229.5	232.8	394.7	395.5
Service Experts	182.9	184.2	323.0	328.0
Refrigeration	169.1	151.3	323.8	292.5
Eliminations (1)	(29.3)	(24.4)	(51.4)	(41.8)

	$1,002.9	$1,041.8	$1,770.0	$1,833.3

Segment Profit (Loss):
Residential Heating & Cooling	$50.0	$59.6	$63.2	$79.5
Commercial Heating & Cooling	26.7	30.2	32.9	38.8
Service Experts	13.9	13.0	6.3	9.2
Refrigeration	17.5	16.3	32.2	28.8
Corporate and other	(8.7)	(20.1)	(20.9)	(40.7)
Eliminations (1)	(0.4)	—	(2.1)	(0.2)

Subtotal that includes segment profit and eliminations	99.0	99.0	111.6	115.4
Reconciliation to income before income taxes:
Gains and other expenses, net	(4.4)	(3.3)	(7.8)	(4.0)
Restructuring charges	7.7	7.6	10.5	9.9
Impairment of equity method investment	2.3	—	2.3	—
Interest expense, net	3.8	2.0	6.5	2.9
Other expense, net	0.1	0.1	0.1	0.1
Less: Realized gains on settled futures contracts not designated as cash flow hedges (2)	0.7	1.2	1.1	1.7
Less: Foreign currency exchange gains (2)	4.7	2.5	4.8	2.2

	$84.1	$88.9	$94.1	$102.6

(1)	Eliminations consist of intercompany sales between business segments, such as products sold to Service Experts by the Residential Heating & Cooling segment.

(2)	Realized gains on settled futures contracts not designated as cash flow hedges and foreign currency gains are a component of Gains and Other Expenses, net in the accompanying Consolidated Statements of Operations.
Total assets by business segment as of June 30, 2008 and December 31, 2007 are shown below (in millions). The assets in the Corporate segment are primarily comprised of cash, deferred tax assets, and investments in consolidated subsidiaries. Assets recorded in the operating segments represent those assets directly associated with those segments.

	As of	As of
	June 30,	December 31,
	2008	2007
Total Assets:
Residential Heating & Cooling	$633.7	$548.5
Commercial Heating & Cooling	388.2	336.6
Service Experts	211.7	200.4
Refrigeration	416.2	388.1
Corporate and other	305.0	349.6
Eliminations (1)	(19.9)	(8.6)

Segment assets	$1,934.9	$1,814.6

(1)	Eliminations consist of net intercompany receivables and intercompany profit included in inventory from products sold between business segments, such as products sold to Service Experts by the Residential Heating & Cooling segment.

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
Overview
We operate in four reportable business segments of the HVACR industry. Our reportable segments include Residential Heating & Cooling, Commercial Heating & Cooling, Service Experts and Refrigeration. For more detailed information regarding our reportable segments, see Note 19 in the Notes to our Consolidated Financial Statements.
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
The principal elements of cost of goods sold in our manufacturing operations are components, raw materials, labor, factory overhead and estimated costs of warranty expense. In our Service Experts segment, the principal components of cost of goods sold are equipment, parts and supplies and labor. The principal raw materials used in our manufacturing processes are steel, copper and aluminum. Higher prices for these commodities and related components continue to present a challenge to us and the HVACR industry in general. We partially mitigate the impact of higher commodity prices through a combination of price increases, commodity contracts, improved production efficiency and cost reduction initiatives.
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
Company Highlights
•	Net sales for the three months ended June 30, 2008 were $1,002.9 million and were negatively impacted on a year-over-year basis by lower volumes in the U.S. residential new construction market and further softening of the commercial market. Foreign currency translation rates had a favorable impact on net sales in 2008.
•	Operational income for the three months ended June 30, 2008 was $88.0 million. As a percentage of net sales, operational income increased to 8.8% in 2008 from 8.7% in 2007.

•	Net income for the three months ended June 30, 2008 was $51.2 million. Diluted net income per share was $0.88 per share in 2008, up from $0.85 per share in 2007.
•	Cash provided by operating activities was $22.8 million for the six months ended June 30, 2008, improved from cash used in operating activities of $5.3 million in 2007, primarily due to favorable working capital changes and the timing of tax payments.
•	During the three months ended June 30, 2008, we completed our $500 million share repurchase program ahead of schedule. On June 2, 2008, we announced the approval of a new $300 million share repurchase program.
Results of Operations
The following table presents certain information concerning our financial results, including information presented as a percentage of net sales for the second quarter ended and year-to-date through June 30, 2008 and 2007 (dollars in millions):

	Second Quarter				Year-to-Date June 30,
	2008		2007		2008		2007
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
Net sales	$1,002.9	100.0%	$1,041.8	100.0%	$1,770.0	100.0%	$1,833.3	100.0%
Cost of goods sold	715.6	71.4	752.7	72.2	1,279.9	72.3	1,339.6	73.1

Gross profit	287.3	28.6	289.1	27.8	490.1	27.7	493.7	26.9
Selling, general and administrative expenses	196.6	19.5	197.3	19.0	390.4	22.0	388.4	21.2
Gains and other expenses, net	(4.4)	(0.4)	(3.3)	(0.3)	(7.8)	(0.4)	(4.0)	(0.2)
Restructuring charges	7.7	0.8	7.6	0.7	10.5	0.6	9.9	0.5
Impairment of equity method investment	2.3	0.2	—	—	2.3	0.1	—	—
Income from equity method investments	(2.9)	(0.3)	(3.5)	(0.3)	(6.0)	(0.3)	(6.2)	(0.3)

Operational income	$88.0	8.8%	$91.0	8.7%	$100.7	5.7%	$105.6	5.7%

Net income	$51.2	5.1%	$60.3	5.8%	$57.5	3.2%	$68.9	3.8%

The following table sets forth net sales by geographic market (dollars in millions):

	Second Quarter				Year-to-Date June 30,
	2008		2007		2008		2007
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
Geographic Market:
U.S.	$714.5	71.3%	$783.0	75.2%	$1,248.8	70.6%	$1,372.9	74.9%
Canada	105.5	10.5	97.2	9.3	187.0	10.5	162.3	8.8
International	182.9	18.2	161.6	15.5	334.2	18.9	298.1	16.3

Total net sales	$1,002.9	100.0%	$1,041.8	100.0%	$1,770.0	100.0%	$1,833.3	100.0%

Second Quarter 2008 Compared to Second Quarter 2007 — Consolidated Results
Net Sales
Net sales decreased $38.9 million, or 3.7%, to $1,002.9 million for the three months ended June 30, 2008 from $1,041.8 million for the three months ended June 30, 2007. Declines in unit volumes more than offset the $33.1 million of favorable impact of foreign currency exchange rates. Our Residential Heating & Cooling and Service Experts segments experienced decreases in sales due primarily to the weakened residential new construction market in the U.S. Our Commercial Heating & Cooling segment experienced a decrease in unit volumes in our domestic and European operations primarily due to unfavorable economic conditions. Offsetting these decreases was an increase in sales for our Refrigeration segment that was primarily due to favorable foreign currency exchange rates.

Gross Profit
Gross profit was $287.3 million for the three months ended June 30, 2008 compared to $289.1 million for the three months ended June 30, 2007, a decrease of $1.8 million. Gross profit margin increased to 28.6% for the second quarter of 2008 compared to 27.8% in 2007 primarily due to favorable product mix, manufacturing efficiencies and price increases.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses decreased $0.7 million, or 0.4%, in 2008 and as a percentage of total net sales increased to 19.5% for the second quarter of 2008 from 19.0% for the second quarter of 2007. The decrease in SG&A expenses was primarily due to lower stock-based compensation expenses, a reduction in professional fees and other cost control measures, which were partially offset by a $6.3 million increase related to foreign currency exchange rates.
Gains and Other Expenses, Net
Gains and other expenses, net for the three months ended June 30, 2008 and 2007 included the following (in millions):

	Second Quarter
	2008	2007
Realized gains on settled futures contracts not designated as cash flow hedges	$(0.7)	$(1.2)
Unrealized losses on unsettled futures contracts not designated as cash flow hedges	0.4	0.2
Ineffective portion of losses on cash flow hedges	0.1	—
Other items, net	(4.2)	(2.3)

Gains and other expenses, net	$(4.4)	$(3.3)

The decrease in realized gains on settled futures contracts not designated as cash flow hedges was primarily due to increases in commodity prices during the three months ended June 30, 2008 as compared to the same period in 2007. For more information, see Note 15 in the Notes to our Consolidated Financial Statements. The increase in other items, net was primarily due to a favorable catch-up adjustment of $4.5 million related to foreign currency fluctuations on intercompany loans.
Restructuring Charges
We recognized $7.7 million and $7.6 million in restructuring charges for the second quarter of 2008 and 2007, respectively. Restructuring charges incurred during the second quarter of 2008 primarily related to manufacturing rationalization activities. We announced plans to transition production of selected Refrigeration products currently manufactured in Milperra, Australia to a sister facility in Wuxi, China and incurred $3.0 million in restructuring charges related to this action. We also announced plans to transition the production of certain Residential Heating & Cooling products from our Marshalltown, Iowa manufacturing facility to our new manufacturing operation in Saltillo, Mexico and recorded $1.7 million of restructuring charges in connection with this activity. We incurred additional restructuring charges of $1.6 million related to the previously announced closing of our Refrigeration operations in Danville, Illinois and the consolidation of our Danville manufacturing, support, and warehouse functions into our Tifton, Georgia and Stone Mountain, Georgia operations. Estimated future restructuring charges related to these manufacturing rationalization activities are estimated to be $10.0 million at June 30, 2008.
Restructuring charges incurred during the second quarter of 2007 primarily related to the reorganization of our corporate administrative function and a $6.6 million charge related to the elimination of the position of chief administrative officer.
Total cash paid for restructuring activities during the second quarter of 2008 was $12.5 million. This amount was primarily composed of severance payments related to the elimination of the position of chief administrative officer.

Results from Equity Method Investments
Investments in affiliates in which we do not exercise control but have significant influence are accounted for using the equity method of accounting. Income from equity method investments decreased by $0.6 million to $2.9 million for the three months ended June 30, 2008 as compared to $3.5 million in 2007. The decrease is due to the performance of our joint venture in Thailand.
During the three months ended June 30, 2008, we recorded a $2.3 million impairment charge related to our investment in a joint venture in Thailand. The joint venture’s financial performance was adversely impacted by recent increases in commodity costs, unfavorable currency exchange fluctuations, and difficulties integrating past acquisitions, which prompted the impairment charge.
Interest Expense, net
Interest expense, net, increased $1.8 million to $3.8 million for the three months ended June 30, 2008 from $2.0 million for the three months ended June 30, 2007. The increase in interest expense was primarily attributable to higher debt balances as the result of borrowing related to our share repurchases.
Provision for Income Taxes
The provision for income taxes was $32.9 million for the three months ended June 30, 2008 compared to $28.6 million for the three months ended June 30, 2007. The effective tax rate was 39.1% and 32.2% for the three months ended June 30, 2008 and 2007, respectively. Our effective rates differ from the statutory federal rate of 35% for certain items, such as state and local taxes, non-deductible expenses, foreign operating losses for which no tax benefits have been recognized and foreign taxes at rates other than 35%. Our effective rate for the quarter was also impacted in 2008 by a non-deductible impairment charge and in 2007 by a $3.2 million benefit from a change in estimated gain from the prior year. We anticipate that our effective rate for the full year 2008 will be approximately 37%.
Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007 — Results by Segment
The key performance indicators of our segments’ profitability are net sales and profit. For more detailed information regarding how we define segment income or loss, see Note 19 in the Notes to our Consolidated Financial Statements.
Residential Heating & Cooling
The following table details our Residential Heating & Cooling segment’s net sales and profit for the three months ended June 30, 2008 and 2007 (dollars in millions):

	Second Quarter
	2008	2007	Difference	% Change
Net sales	$450.7	$497.9	$(47.2)	(9.5)%
Profit	50.0	59.6	(9.6)	(16.1)
% of net sales	11.1%	12.0%
The decrease in net sales was due to continuing weakness in the U.S. residential new construction market. As a result, unit volumes were down in the second quarter of 2008 as compared to the second quarter of 2007. The decrease related to sales volumes was partially offset by favorable product mix towards our premium products and slight price increases. Also, above-average temperatures late in the quarter favorably affected our replacement business, partially offsetting the softness in our residential new construction business.
Segment profit decreased primarily due to the unfavorable impact of lower unit volumes, increased commodity costs and higher freight costs, which were partially offset by favorable product mix, a reduction in warranty expense due to lower expected failure rates and lower expenses due to cost reduction efforts.

Commercial Heating & Cooling
The following table details our Commercial Heating & Cooling segment’s net sales and profit for the three months ended June 30, 2008 and 2007 (dollars in millions):

	Second Quarter
	2008	2007	Difference	% Change
Net sales	$229.5	$232.8	$(3.3)	(1.4)%
Profit	26.7	30.2	(3.5)	(11.6)
% of net sales	11.6%	13.0%
Our domestic operations experienced lower volumes on a year-over-year basis primarily due to the further softening in our retail national account business as customers deferred new store openings. These reduced volumes were partially offset by favorable product mix and moderate price increases. The favorable impact of changes in foreign currency exchange rates increased net sales by $11.9 million.
The reduced segment profit was due primarily to lower sales volumes, increased commodity costs, higher freight and distribution costs, and planned infrastructure expenditures to support cost reduction efforts. These were partially offset by favorable product mix, moderate price increases and reduced manufacturing costs primarily in our domestic operations.
Service Experts
The following table details our Service Experts segment’s net sales and profit for the three months ended June 30, 2008 and 2007 (dollars in millions):

	Second Quarter
	2008	2007	Difference	% Change
Net sales	$182.9	$184.2	$(1.3)	(0.7)%
Profit	13.9	13.0	0.9	6.9
% of net sales	7.6%	7.1%
The decrease in net sales was primarily due to the decline in the residential new construction market resulting from the weakness of the U.S. economy, which was partially offset by slightly higher residential service and replacement sales. The favorable impact of changes in foreign currency exchange rates increased net sales by $3.2 million.
The increase in segment profit was primarily due to a favorable shift in mix towards service and replacement from residential new construction business resulting from above-average temperatures late in the quarter. Also, lower personnel related expense, advertising and insurance costs increased segment profit. These increases were partially offset by higher customer contact center implementation costs and group medical costs.
Refrigeration
The following table details our Refrigeration segment’s net sales and profit for the three months ended June 30, 2008 and 2007 (dollars in millions):

	Second Quarter
	2008	2007	Difference	% Change
Net sales	$169.1	$151.3	$17.8	11.8%
Profit	17.5	16.3	1.2	7.4
% of net sales	10.3%	10.8%
Net sales increased due to a favorable impact of changes in foreign currency exchange rates of $14.2 million. This favorable impact was supplemented by increases in unit volumes in South America and Asia and price increases in our domestic operations. Price increases were implemented as the result of higher commodity and component costs. These favorable items were partially offset by decreases in unit volumes in our European, Australian and domestic operations.
The increase in segment profit was primarily due to the impact of price increases and favorable foreign currency exchange rates noted above. These favorable impacts to segment profit were partially offset by increased commodity costs and unfavorable manufacturing inefficiencies primarily due to manufacturing rationalization activities at affected locations.

Corporate and Other
Corporate and other expenses decreased to $8.7 million in 2008 from $20.1 million in 2007. The decrease in costs was primarily driven by foreign currency gains, expense reduction in compliance activities, stock-based and incentive compensation and professional fees, and overall tight budgetary controls. The decrease in stock-based compensation expense was primarily due to an increase in forfeiture rates and a decrease in the estimated pay-out percentage on outstanding performance share units in the second quarter of 2008 as compared to the same period in 2007. A catch-up adjustment of $4.5 million related to foreign currency fluctuations on intercompany loans also had a favorable impact.
Year-to-Date Through June 30, 2008 Compared to Year-to-Date Through June 30, 2007 — Consolidated Results
Net Sales
Our Residential and Commercial Heating & Cooling and Service Experts segments had decreases in net sales resulting from lower unit volumes, which were partially offset by favorable product mix changes. Net sales increased in our Refrigeration segment largely due to favorable changes in foreign currency exchange rates. The favorable impact of foreign currency translation increased net sales by $64.5 million.
Gross Profit
Year-to-date gross profit margin increased by 0.8% for 2008 compared to 2007 due to favorable sales mix changes and greater manufacturing efficiencies. Price increases partially offset increases in commodity and component costs.
Selling, General and Administrative Expenses
Year-to-date SG&A expenses were relatively flat at $390.4 million in 2008 compared to $388.4 million in 2007. As a percentage of total net sales, SG&A expenses were 22.0% for 2008 and 21.2% for 2007. The slight increase in SG&A expenses was primarily due to an increase related to foreign currency exchange rates and higher bad debt expense as weakness in the domestic economy has impacted collection efforts in certain areas of the business, which were partially offset by lower stock-based compensation expenses, a reduction in professional fees and cost control measures.
Gains and Other Expenses, Net
Year-to-date gains and other expenses, net, were $7.8 million in 2008 and $4.0 million in 2007 and included the following (in millions):

	Year-to-date June 30,
	2008	2007
Realized gains on settled futures contracts not designated as cash flow hedges	$(1.1)	$(1.7)
Unrealized gains on unsettled futures contracts not designated as cash flow hedges	(2.2)	(0.2)
Ineffective portion of gains on cash flow hedges	(0.1)	(0.1)
Other items, net	(4.4)	(2.0)

Gains and other expenses, net	$(7.8)	$(4.0)

The decrease in realized gains on settled futures contracts not designated as cash flow hedges was primarily due to increases in commodity prices during the six months ended June 30, 2008 as compared to the same period in 2007. For more information see Note 15 in the Notes to our Consolidated Financial Statements. The increase in other items was primarily due to a favorable catch-up adjustment of $4.5 million related to foreign currency fluctuations on intercompany loans.

Restructuring Charges
We recognized $10.5 million and $9.9 million in year-to-date restructuring charges in 2008 and 2007, respectively. During the first half of 2008, we announced plans to transition production of selected Refrigeration products currently manufactured in Milperra, Australia to a sister facility in Wuxi, China and incurred $3.0 million in restructuring charges related to this action. We incurred additional restructuring charges of $2.9 million related to the previously announced closing of our Refrigeration operations in Danville, Illinois and the consolidation of our Danville manufacturing, support, and warehouse functions into our Tifton, Georgia and Stone Mountain, Georgia operations. We also announced plans to transition production of certain Residential Heating & Cooling products from our Marshalltown, Iowa manufacturing facility to our new manufacturing operation in Saltillo, Mexico and recorded $1.7 million of restructuring charges in connection with this activity. We also recorded additional restructuring charges of $1.7 million in 2008 related to the previously announced closure of our Lynwood, California operations and consolidation of our U.S. factory-built fireplace manufacturing operations in our facility in Union City, Tennessee.
Restructuring charges incurred during the first half of 2007 primarily related to manufacturing rationalization activities, the reorganization of our corporate administrative function and the Allied Air Enterprises Consolidation.
Total cash paid for restructuring activities during the first half of 2008 was $16.4 million. This amount was primarily composed of severance payments related to corporate reorganizations.
Results from Equity Method Investments
Investments in affiliates in which we do not exercise control but have significant influence are accounted for using the equity method of accounting. Income from equity method investments decreased by $0.2 million to $6.0 million for the six months ended June 30, 2008 as compared to $6.2 million in 2007. The decrease is due to the performance of our joint venture in Thailand.
During the six months ended June 30, 2008, the Company recorded a $2.3 million impairment charge related to our investment in a joint venture in Thailand.
Interest Expense, Net
Interest expense, net, increased $3.6 million to $6.5 million for the six months ended June 30, 2008 from $2.9 million for the six months ended June 30, 2007. The increase in interest expense was primarily attributable to higher debt balances as the result of increased borrowing related to our share repurchases.
Provision for Income Taxes
The provision for income taxes was $36.6 million for the six months ended June 30, 2008 compared to $33.7 million for the six months ended June 30, 2007. The effective tax rate was 38.9% and 32.8% for the six months ended June 30, 2008 and 2007, respectively. Our effective rates differ from the statutory federal rate of 35% for certain items, such as state and local taxes, non-deductible expenses, foreign operating losses for which no tax benefits have been recognized and foreign taxes at rates other than 35%. Our effective rate was also impacted in 2008 by a non-deductible impairment charge and in 2007 by a $3.2 million benefit from a change in estimated gain from the prior year. We anticipate that our effective rate for the full year 2008 will be approximately 37%.
Year-to-Date Through June 30, 2008 Compared to Year-to-Date Through June 30, 2007 — Results by Segment
Residential Heating & Cooling
The following table details our Residential Heating & Cooling segment’s year-to-date net sales and profit for 2008 and 2007 (dollars in millions):

	Year-to-date June 30,
	2008	2007	Difference	% Change
Net sales	$779.9	$859.1	$(79.2)	(9.2)%
Profit	63.2	79.5	(16.3)	(20.5)
% of net sales	8.1%	9.3%
The decrease in net sales was primarily due to a decrease in unit volumes. Unit volumes were generally lower across the residential HVAC industry due to softness in the residential new construction market. The decrease was partially offset by a favorable change in product mix towards our premium products.
Segment profit decreased primarily due to the unfavorable impact of lower unit volumes, which were partially offset by favorable product mix, a reduction in warranty expense due to lower expected failure rates and lower expenses due to cost reduction efforts.

Commercial Heating & Cooling
The following table details our Commercial Heating & Cooling segment’s year-to-date net sales and profit for 2008 and 2007 (dollars in millions):

	Year-to-date June 30,
	2008	2007	Difference	% Change
Net sales	$394.7	$395.5	$(0.8)	(0.2)%
Profit	32.9	38.8	(5.9)	(15.2)
% of net sales	8.3%	9.8%
Our domestic operations experienced lower sales volumes on a year-over-year basis primarily due to the softening in our retail national account business as customers deferred new store openings. These reduced volumes were partially offset by favorable product mix and moderate price increases. The favorable impact of changes in foreign currency exchange rates increased net sales by $20.6 million.
The reduced segment profit was due primarily to lower sales volumes, increased commodity costs, higher freight and distribution costs, and planned infrastructure expenditures to support cost reduction efforts. These were partially offset by favorable product mix, moderate price increases and reduced manufacturing costs primarily in our domestic operations.
Service Experts
The following table details our Service Experts segment’s year-to-date net sales and profit for 2008 and 2007 (dollars in millions):

	Year-to-date June 30,
	2008	2007	Difference	% Change
Net sales	$323.0	$328.0	$(5.0)	(1.5)%
Profit	6.3	9.2	(2.9)	(31.5)
% of net sales	2.0%	2.8%
The decrease in net sales was primarily due to the decline in the residential new construction and commercial new construction markets resulting from the weakness of the U.S. economy, which was partially offset by slightly higher residential service and replacement sales. The favorable impact of changes in foreign currency exchange rates increased net sales by $8.1 million.
The decrease in segment profit was primarily due to lower sales volumes as well as higher customer contact center implementation costs, which were partially offset by lower insurance costs.
Refrigeration
The following table details our Refrigeration segment’s year-to-date net sales and profit for 2008 and 2007 (dollars in millions):

	Year-to-date June 30,
	2008	2007	Difference	% Change
Net sales	$323.8	$292.5	$31.3	10.7%
Profit	32.2	28.8	3.4	11.8
% of net sales	9.9%	9.8%
Net sales increased due to a favorable impact of changes in foreign currency exchange rates of $27.8 million. This favorable impact was supplemented by increases in unit volumes in South America and Asia and price increases in our domestic operations. Price increases were implemented as the result of higher commodity and component costs. These favorable items were partially offset by decreases in unit volumes in our European, Australian and domestic operations.

The increase in segment profit was primarily due to the impact of price increases and favorable foreign currency exchange rates noted above. These favorable impacts to segment profit were partially offset by increased commodity costs and unfavorable manufacturing inefficiencies.
Corporate and Other
Corporate and other expenses decreased to $20.9 million in 2008 from $40.7 million in 2007. The decrease in costs was primarily driven by foreign currency gains, expense reduction in compliance activities, stock-based and incentive compensation and professional fees, and overall tight budgetary controls. The decrease in stock-based compensation expense was primarily due to an increase in forfeiture rates and a decrease in the estimated pay-out percentage on outstanding performance share units in the first half of 2008 as compared to the same period in 2007. A portion of the decrease in Corporate and other expenses was composed of the favorable catch-up adjustment related to foreign currency in the second quarter.
Liquidity and Capital Resources
Our working capital and capital expenditure requirements are generally met through internally generated funds, bank lines of credit and a revolving period asset securitization arrangement. Working capital needs are generally greater in the first and second quarter due to the seasonal nature of our business cycle.
As of June 30, 2008, our financial leverage increased compared to June 30, 2007 primarily due to an increase of $292.0 million in our outstanding debt balances as well as a reduced stockholders’ equity balance due to share repurchases. Higher debt was primarily due to an increase in borrowings to fund the repurchase of approximately 14.2 million shares of our common stock for $500 million since June 30, 2007 under our share repurchase plan that concluded in the second quarter.
The following table summarizes our cash activity for the six months ended June 30, 2008 and 2007 (in millions):

	Year-to-Date June 30,
	2008	2007
Net cash provided by (used in) operating activities	$22.8	$(5.3)
Net cash used in investing activities	(28.4)	(48.6)
Net cash (used in) provided by financing activities	(46.1)	24.6
Net Cash Provided by (Used in) Operating Activities
During the first six months of 2008, operating activities generated cash of $22.8 million, compared to a use of $5.3 million in 2007. The favorable comparison of cash from operating activities is due to a smaller change in use of cash for inventory, accounts receivable, and income taxes payable in the first half of 2008 versus the prior year. Seasonal increases in inventory and accounts receivable typically result in a use of cash in the first half of the year. However, the seasonal growth in inventory of $41.2 million for the first six months of 2008 was down when compared to the $72.1 million of growth in the same period in 2007 due to our planned adjustment to the preseason cooling equipment production levels to reflect the continued decline in the residential markets. The seasonal growth in accounts receivable of $112.0 million for the first six months of 2008 was down when compared to the $129.0 million of growth in the same period in 2007 primarily due to increased focus on collection activities and, to a lesser extent, lower net sales. Changes in income taxes payable resulted in a smaller use of cash in 2008 as compared to 2007 due to a larger payment of taxes in the first quarter of 2007 versus the first quarter of 2008. These changes were partially offset by a smaller increase in accounts payable of $87.4 million during the first half of 2008 as compared to $105.5 million in the same period in 2007, primarily due to lower production levels during the first six months to better align inventory growth with sales expectations. Additionally, increased payments for restructuring activities of $11.4 million served to partially offset the sources of cash.
Net Cash Used in Investing Activities
Net cash used in investing activities was $28.4 million for the first half of 2008 compared to $48.6 million in 2007. This decrease was primarily driven by the net proceeds from sales and maturities of short-term investments of $27.9 million in the first half of 2008 compared to $1.8 million in the same period in 2007. Capital expenditures of $21.7 million and $25.0 million in 2008 and 2007, respectively, were primarily for purchases of production equipment in the manufacturing plants in our Residential Heating & Cooling and Commercial Heating & Cooling segments.

Net Cash (Used in) Provided by Financing Activities
During the first half of 2008, net cash used by financing activities was $46.1 million compared to $24.6 million provided in 2007. We paid a total of $24.6 million in dividends on our common stock in the six months ended June 30, 2008, which is a slight decrease from the same period in 2007. Net short-term and revolving long-term borrowings totaled approximately $261.8 million in the first six months of 2008 as compared to $68.9 million for the same period in 2007. During the six months ended June 30, 2008, we used approximately $307.0 million to repurchase 8,304,643 shares of our common stock under our share repurchase plan and 291,623 shares of our common stock to satisfy tax withholding obligations in connection with the exercise of stock appreciation rights and the distribution of shares of our common stock pursuant to vested performance share units.
The following tables summarize our outstanding debt obligations and the classification in the accompanying Consolidated Balance Sheets as of June 30, 2008 and December 31, 2007 (in millions):

Description of Obligation	Short-Term	Current	Long-Term
As of June 30, 2008	Debt	Maturities	Maturities	Total
Domestic promissory notes (1)	$—	$11.1	$35.0	$46.1
Domestic revolving credit facility	—	—	413.0	413.0
Other foreign obligations	10.2	0.2	0.6	11.0

Total Debt	$10.2	$11.3	$448.6	$470.1

Description of Obligation	Short-Term	Current	Long-Term
As of December 31, 2007	Debt	Maturities	Maturities	Total
Domestic promissory notes (1)	$—	$36.1	$35.0	$71.1
Domestic revolving credit facility	—	—	131.0	131.0
Other foreign obligations	4.8	0.3	0.7	5.8

Total Debt	$4.8	$36.4	$166.7	$207.9

(1)	Domestic promissory notes as of June 30, 2008 and December 31, 2007 consisted of the following (in millions):

	As of	As of
	June 30,	December 31,
	2008	2007
6.73% promissory notes, payable $11.1 annually through 2008	$11.1	$11.1
6.75% promissory notes, payable in 2008	—	25.0
8.00% promissory note, payable in 2010	35.0	35.0

Total domestic promissory notes	$46.1	$71.1

Credit Agreements
On October 12, 2007, we entered into the Third Amended and Restated Revolving Credit Facility Agreement (the “Credit Agreement”), which contains a $650.0 million domestic revolving credit facility. The Credit Agreement replaced our previous domestic revolving credit facility, the Second Amended and Restated Credit Facility Agreement, dated as of July 8, 2005. During the fourth quarter of 2007, we made a $25.0 million prepayment on a domestic promissory note to facilitate the amendment of the Credit Agreement, resulting in a make-whole payment of $0.2 million, which was recognized as interest expense. During the second quarter of 2008, we made a final $25.0 million payment on the domestic promissory note.
As of June 30, 2008, we had outstanding borrowings of $413.0 million under the $650.0 million domestic revolving credit facility and $113.6 million was committed to standby letters of credit. All of the remaining $123.4 million was available for future borrowings after consideration of covenant limitations. The facility matures in October 2012.

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
In addition to the financial covenants contained in the Credit Agreement outlined above, our domestic promissory notes contain certain financial covenant restrictions. As of June 30, 2008, we believe we were in compliance with all covenant requirements. Our revolving credit facility and promissory notes are guaranteed by our material subsidiaries.
We have additional borrowing capacity through several foreign facilities governed by agreements between the company and a syndicate of banks, used primarily to finance the seasonal borrowing needs of our foreign subsidiaries. We had $11.0 million and $5.8 million of obligations outstanding through our foreign subsidiaries as of June 30, 2008 and December 31, 2007, respectively.
Under a revolving period asset securitization arrangement, we are eligible to transfer beneficial interests in a portion of our trade accounts receivable to third parties in exchange for cash. Our continued involvement in the transferred assets is limited to servicing. These transfers are accounted for as sales rather than secured borrowings. The fair values assigned to the retained and transferred interests are based primarily on the receivables’ carrying value given the short term to maturity and low credit risk. As of June 30, 2008 and December 31, 2007, we had not sold any beneficial interests in accounts receivable. The maximum amount available under the securitization arrangement depends on the amount of qualifying accounts receivable. The maximum amount available was $125.0 million and $102.7 million as of June 30, 2008 and December 31, 2007, respectively.
Cash and Short-Term Investments
We consider all highly liquid temporary investments with original maturity dates of three months or less to be cash equivalents. Cash and cash equivalents of $95.3 million and $145.5 million as of June 30, 2008 and December 31, 2007, respectively, consisted of cash, overnight repurchase agreements and investment grade securities and are stated at cost, which approximates fair value.
As of June 30, 2008 and December 31, 2007, $24.9 million and $20.2 million, respectively, of cash and cash equivalents were restricted primarily due to routine lockbox collections and letters of credit issued with respect to the operations of our captive insurance subsidiary, which expire on December 31, 2008. These letter of credit restrictions can be transferred to our revolving lines of credit as needed.
Share Repurchases and Available Liquidity
On July 25, 2007, we announced that our Board of Directors approved a share repurchase plan, pursuant to which we were authorized to repurchase up to $500 million of shares of our common stock through open market purchases (the “2007 Share Repurchase Plan”). Based on the closing price of our common stock on July 24, 2007, a $500 million repurchase represented over 20% of our market capitalization. The repurchases under the 2007 Share Repurchase Plan were fully executed by the end of the second quarter of 2008.
On June 2, 2008, we announced that our Board of Directors approved a new share repurchase plan, pursuant to which we are authorized to repurchase up to $300 million of shares of our common stock through open market purchases (the “2008 Share Repurchase Plan”).

We periodically review our capital structure, including our primary bank facility, to ensure that it has adequate liquidity. We believe that cash flows from operations, as well as available borrowings under our revolving credit facility and other existing sources of funding, will be sufficient to fund our operations for the foreseeable future and share repurchases during the term of the 2008 Share Repurchase Plan.
In the second quarter of 2008, we determined that, primarily due to our share repurchases, we were not in compliance with a financial covenant contained in the lease for our corporate headquarters that requires us to maintain a specified level of net worth. We have been granted a waiver through September 30, 2008 and are currently evaluating alternatives to address this matter, including substituting lenders under the lease. If we are not in compliance with such covenant after the expiration of the waiver, the lessor may, among other things, declare us in default, terminate the lease and demand that we return the leased property. However, if the lessor declares a default, we have the right to purchase the property for a purchase price equal to the lease balance of approximately $41.2 million plus lease breakage costs. Should this occur, it would not materially affect our liquidity.
Off-Balance Sheet Arrangements
In addition to the revolving and term loans described above, we utilize the following financing arrangements in the course of funding our operations:
•	We are eligible to transfer beneficial interests in a portion of our trade accounts receivable to third parties in exchange for cash through the use of a revolving period asset securitization arrangement. Our continued involvement in the transferred assets is limited to servicing. These transfers are accounted for as sales rather than secured borrowings and are reported as a reduction of Accounts and Notes Receivable, Net in the Consolidated Balance Sheets. As of June 30, 2008 and December 31, 2007, respectively, we had not sold any such accounts receivable.

•	We also lease real estate and machinery and equipment pursuant to leases that, in accordance with generally accepted accounting principles, are not capitalized on the balance sheet, including high-turnover equipment such as autos and service vehicles and short-lived equipment such as personal computers.
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

Fair Value Techniques
Our valuation techniques are applied to all of the assets and liabilities carried at fair value as of January 1, 2008, upon adoption of SFAS No. 157. Where available, the fair values are based upon quoted prices in active markets. However, if quoted prices are not available, then the fair values are based upon quoted prices for similar assets or liabilities or independently sourced market parameters, such as credit default swap spreads, yield curves, reported trades, broker/dealer quotes, interest rates and benchmark securities. For assets and liabilities with a lack of observable market activity, if any, the fair values are based upon discounted cash flow methodologies incorporating assumptions that, in our judgment, reflect the assumptions a marketplace participant would use. To ensure that financial assets and liabilities are recorded at fair value, valuation adjustments may be required to reflect either party’s creditworthiness and ability to pay. Where appropriate, these amounts were incorporated into our valuations as of June 30, 2008, the measurement date.
Our adoption of SFAS No. 157 has resulted in changes to the valuation techniques used when determining the fair value of our derivative instruments. These derivatives are primarily valued using estimated future cash flows that are based directly on observed prices from exchange-traded derivatives and therefore have been classified as Level 2. We also take into account the counterparty’s creditworthiness, or our own creditworthiness, as appropriate. The calculation of the credit adjustment for derivatives is based upon observable credit default swap spreads and interpolation between these observable spreads for interim periods without observable spreads; however, these inputs are insignificant to the fair value measurement. The effect of adopting these changes to the valuation techniques was not material.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Our results of operations can be affected by changes in exchange rates. Net sales and expenses in foreign currencies are translated into U.S. dollars for financial reporting purposes based on the average exchange rate for the period. Net sales from outside the United States represented 28.7% and 24.8% and 29.4% and 25.1% of total net sales for the three and six months ended June 30, 2008 and 2007, respectively. Historically, foreign currency translation gains or losses have not had a material effect on our overall operations. As of June 30, 2008, the impact to net income of a 10% change in exchange rates is estimated to be approximately $2.7 million on an annual basis.
We enter into commodity futures contracts to stabilize prices expected to be paid for raw materials and parts containing high copper and aluminum content. These contracts are for quantities equal to or less than quantities expected to be consumed in future production. As of June 30, 2008, we had metal futures contracts maturing at various dates through October 2009 with a fair value of an asset of $10.5 million. The impact of a 10% change in commodity prices would have a significant impact on our results from operations on an annual basis, absent any other contravening actions.
Our results of operations can be affected by changes in interest rates due to variable rates of interest on our revolving credit facilities. A 100 basis point change in interest rates would impact our results of operations by approximately $2.5 million.
Item 4. Controls and Procedures.
Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2008 in alerting them in a timely manner to material information required to be disclosed by us in the reports we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934.
Changes in Internal Control Over Financial Reporting
During the quarter ended June 30, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The information set forth in Note 18 in the Notes to the Consolidated Financial Statements set forth in Part I, Item 1, of this Quarterly Report on Form 10-Q regarding our repurchases of equity securities during the second quarter of 2008 is incorporated in this Item 2 by reference.
Item 4. Submission of Matters to a Vote of Security Holders.
Our 2008 Annual Meeting of Stockholders (“Annual Meeting”) was held on May 15, 2008. At the Annual Meeting, our stockholders (i) elected three directors with terms expiring at our 2011 Annual Meeting of Stockholders and (ii) approved our proposal to ratify the appointment of KPMG LLP as our independent registered public accounting firm for the 2008 fiscal year. Stockholders representing 54,686,088 shares of our common stock were present, in person or represented by proxy, at the Annual Meeting.
The voting results at the Annual Meeting for the election of directors were as follows:

Directors	For	Withheld

James J. Byrne	53,996,736	689,352

John W. Norris, III	53,181,797	1,504,291

Paul W. Schmidt	54,373,419	312,669
Following the Annual Meeting, Linda G. Alvarado, Steven R. Booth, John E. Major, and Jeffrey D. Storey, M.D., having terms expiring in 2009, and Todd M. Bluedorn, Janet K. Cooper, C.L. (Jerry) Henry, Terry D. Stinson, and Richard L. Thompson, having terms expiring in 2010, continued in office. As previously disclosed, Thomas W. Booth determined not to run for re-election at the Annual Meeting but continues to serve as Vice President of Operations Services for Service Experts Inc., one of our subsidiaries.
The voting results at the Annual Meeting for the proposal to ratify the appointment of KPMG LLP as our independent registered public accounting firm for the 2008 fiscal year were as follows:

Shares

For:	53,831,828

Against:	839,245

Abstain:	15,015

Item 6. Exhibits.

3.1	—	Restated Certificate of Incorporation of Lennox International Inc. (“LII”) (filed as Exhibit 3.1 to LII’s Registration Statement on Form S-1 (Registration Statement No. 333-75725) filed on April 6, 1999 and incorporated herein by reference).

3.2	—	Amended and Restated Bylaws of LII (filed as Exhibit 3.1 to LII’s Current Report on Form 8-K filed on July 23, 2008 and incorporated herein by reference).

4.1	—	Specimen Stock Certificate for the Common Stock, par value $.01 per share, of LII (filed as Exhibit 4.1 to LII’s Amendment to Registration Statement on Form S-1/A (Registration No. 333-75725) filed on June 16, 1999 and incorporated herein by reference).

4.2	—	Rights Agreement, dated as of July 27, 2000, between LII and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, which includes as Exhibit A the form of Certificate of Designations of Series A Junior Participating Preferred Stock setting forth the terms of the Preferred Stock, as Exhibit B the form of Rights Certificate and as Exhibit C the Summary of Rights to Purchase Preferred Stock (filed as Exhibit 4.1 to LII’s Current Report on Form 8-K filed on July 28, 2000 and incorporated herein by reference).

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

LENNOX INTERNATIONAL INC.
Date: August 1, 2008	/s/ Susan K. Carter
Susan K. Carter
Chief Financial Officer (on behalf of registrant and as principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the principal executive officer (filed herewith).

31.2	Certification of the principal financial officer (filed herewith).

32.1	Certification of the principal executive officer and the principal financial officer pursuant to 18 U.S.C. Section 1350 (filed herewith).