Form 10-Q
period 2008-09-30
LENNOX INTERNATIONAL INC
filed 2008-10-30
CIK 1069202

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☑
As of October 22, 2008, the number of shares outstanding of the registrant’s common stock, par value $.01 per share, was 55,364,621.

LENNOX INTERNATIONAL INC.
FORM 10-Q
For the Three and Nine Months Ended September 30, 2008
INDEX

Page

Part I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets — September 30, 2008 (Unaudited) and December 31, 2007	3

Consolidated Statements of Operations (Unaudited) — Three Months and Nine Months Ended September 30, 2008 and 2007	4

Consolidated Statements of Stockholders’ Equity and Comprehensive Income — Nine Months Ended September 30, 2008 (Unaudited) and Year Ended December 31, 2007	5

Consolidated Statements of Cash Flows (Unaudited) — Nine Months Ended September 30, 2008 and 2007	6

Notes to Consolidated Financial Statements (Unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3. Quantitative and Qualitative Disclosures About Market Risk	36

Part II. Other Information

Item 1. Legal Proceedings	37

Item 1A. Risk Factors	37

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 6. Exhibits	37

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of September 30, 2008 and December 31, 2007
(In millions, except share and per share data)

	September 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$107.1	$145.5
Short-term investments	34.0	27.7
Accounts and notes receivable, net	552.6	492.5
Inventories, net	353.1	325.7
Deferred income taxes	30.6	30.9
Other assets	49.2	48.4

Total current assets	1,126.6	1,070.7
PROPERTY, PLANT AND EQUIPMENT, net	334.9	317.9
GOODWILL, net	256.2	262.8
DEFERRED INCOME TAXES	82.3	94.0
OTHER ASSETS	73.8	69.2

TOTAL ASSETS	$1,873.8	$1,814.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$5.4	$4.8
Current maturities of long-term debt	11.2	36.4
Accounts payable	349.0	289.8
Accrued expenses	342.6	352.1
Income taxes payable	16.3	1.1

Total current liabilities	724.5	684.2
LONG-TERM DEBT	384.9	166.7
POSTRETIREMENT BENEFITS, OTHER THAN PENSIONS	15.5	16.2
PENSIONS	34.0	34.8
OTHER LIABILITIES	109.6	104.2

Total liabilities	1,268.5	1,006.1

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 200,000,000 shares authorized, 83,816,213 shares and 81,897,439 shares issued for 2008 and 2007, respectively	0.8	0.8
Additional paid-in capital	799.2	760.7
Retained earnings	536.1	447.4
Accumulated other comprehensive income	40.8	63.6
Treasury stock, at cost, 28,455,830 shares and 19,844,677 shares for 2008 and 2007, respectively	(771.6)	(464.0)

Total stockholders’ equity	605.3	808.5

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,873.8	$1,814.6

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2008 and 2007
(Unaudited, in millions, except per share data)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

NET SALES	$974.0	$1,029.8	$2,744.0	$2,863.1
COST OF GOODS SOLD	692.8	736.2	1,972.8	2,075.8

Gross profit	281.2	293.6	771.2	787.3
OPERATING EXPENSES:
Selling, general and administrative expenses	180.5	194.3	570.8	582.7
Losses (gains) and other expenses, net	3.2	(1.2)	(4.6)	(5.2)
Restructuring charges	8.4	4.3	18.9	14.2
Impairment of equity method investment	—	—	2.3	—
Income from equity method investments	(2.0)	(2.7)	(8.0)	(8.9)

Operational income	91.1	98.9	191.8	204.5
INTEREST EXPENSE, net	3.8	1.9	10.3	4.8
OTHER EXPENSE, NET	0.1	0.2	0.2	0.3

Income before income taxes	87.2	96.8	181.3	199.4
PROVISION FOR INCOME TAXES	32.3	35.6	68.9	69.3

Net income	$54.9	$61.2	$112.4	$130.1

NET INCOME PER SHARE:
Basic	$0.99	$0.92	$1.96	$1.93
Diluted	$0.96	$0.88	$1.90	$1.84

AVERAGE SHARES OUTSTANDING:
Basic	55.3	66.6	57.2	67.4
Diluted	57.0	69.8	59.1	70.7

CASH DIVIDENDS DECLARED PER SHARE	$0.14	$0.13	$0.42	$0.39
The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
For the Nine Months Ended September 30, 2008 (unaudited) and the Year Ended December 31, 2007
(In millions, except per share data)

					Accumulated
	Common Stock		Additional		Other	Treasury	Total
	Issued		Paid-In	Retained	Comprehensive	Stock	Stockholders’	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	At Cost	Equity	Income
BALANCE AS OF DECEMBER 31, 2006	77.0	$0.8	$706.6	$312.5	$(5.1)	$(210.4)	$804.4
Impact of adoption of FIN No. 48	—	—	—	0.9	—	—	0.9

ADJUSTED BALANCE AS OF JANUARY 1, 2007	77.0	$0.8	$706.6	$313.4	$(5.1)	$(210.4)	$805.3
Net income	—	—	—	169.0	—	—	169.0	$169.0
Dividends, $0.53 per share	—	—	—	(35.0)	—	—	(35.0)	—
Foreign currency translation adjustments, net	—	—	—	—	62.9	—	62.9	62.9
Pension and postretirement liability changes, net of tax benefit of $0.0	—	—	—	—	3.2	—	3.2	3.2
Stock-based compensation expense	—	—	21.0	—	—	—	21.0	—
Reversal of previously recorded stock-based compensation expense related to share-based awards canceled in restructuring	—	—	(2.1)	—	—	—	(2.1)	—
Derivatives, net of tax of $1.3	—	—	—	—	2.6	—	2.6	2.6
Common stock issued	4.9	—	21.5	—	—	—	21.5	—
Treasury stock purchases	—	—	—	—	—	(253.6)	(253.6)	—
Tax benefits of stock-based compensation	—	—	20.1	—	—	—	20.1	—
Other tax-related items	—	—	(6.4)	—	—	—	(6.4)	—
Comprehensive income								$237.7

BALANCE AS OF DECEMBER 31, 2007	81.9	$0.8	$760.7	$447.4	$63.6	$(464.0)	$808.5
Net income	—	—	—	112.4	—	—	112.4	$112.4
Dividends, $0.42 per share	—	—	—	(23.7)	—	—	(23.7)	—
Foreign currency translation adjustments, net	—	—	—	—	(19.3)	—	(19.3)	(19.3)
Stock-based compensation expense	—	—	8.3	—	—	—	8.3	—
Derivatives, net of tax of $1.8	—	—	—	—	(3.5)	—	(3.5)	(3.5)
Common stock issued	1.9	—	16.1	—	—	—	16.1	—
Treasury stock purchases	—	—	—	—	—	(307.6)	(307.6)	—
Tax benefits of stock-based compensation	—	—	14.1	—	—	—	14.1	—
Comprehensive income								$89.6

BALANCE AS OF SEPTEMBER 30, 2008	83.8	0.8	799.2	536.1	40.8	(771.6)	605.3

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2008 and 2007
(Unaudited, in millions)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$112.4	$130.1
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest	0.2	0.3
Income from equity method investments	(8.0)	(8.9)
Restructuring expenses, net of cash paid	(3.2)	8.0
Impairment of equity method investment	2.3	—
Unrealized loss on futures contracts	0.4	1.1
Stock-based compensation expense	8.3	16.6
Depreciation and amortization	38.4	35.9
Capitalized interest	(1.0)	(1.2)
Deferred income taxes	6.8	5.1
Other items, net	9.7	10.7
Changes in assets and liabilities:
Accounts and notes receivable	(79.4)	(111.3)
Inventories	(34.1)	(45.1)
Other current assets	(1.7)	(6.7)
Accounts payable	69.3	67.4
Accrued expenses	(1.0)	3.7
Income taxes	21.5	(2.4)
Long-term warranty, deferred income and other liabilities	(2.1)	7.2

Net cash provided by operating activities	138.8	110.5

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the disposal of property, plant and equipment	0.5	0.5
Purchases of property, plant and equipment	(37.3)	(44.5)
Purchases of short-term investments	(53.4)	(32.4)
Proceeds from sales and maturities of short-term investments	46.7	7.4

Net cash used in investing activities	(43.5)	(69.0)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term borrowings, net	0.1	2.8
Long-term payments, net	(25.2)	—
Revolver long-term borrowings	202.0	48.5
Proceeds from stock option exercises	16.1	18.6
Payments of deferred financing costs	—	(0.3)
Repurchases of common stock	(307.6)	(150.5)
Excess tax benefits related to share-based payments	12.1	14.5
Cash dividends paid	(32.4)	(35.0)

Net cash used in financing activities	(134.9)	(101.4)

DECREASE IN CASH AND CASH EQUIVALENTS	(39.6)	(59.9)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	1.2	9.1
CASH AND CASH EQUIVALENTS, beginning of period	145.5	144.3

CASH AND CASH EQUIVALENTS, end of period	$107.1	$93.5

Supplementary disclosures of cash flow information:
Cash paid during the period for:
Interest	$11.7	$5.3

Income taxes (net of refunds)	$27.6	$57.2

Non-cash items:
Impact of adoption of FIN No. 48	$—	$0.9

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. General:
References in this Quarterly Report on Form 10-Q to “we,” “our,” “us,” “LII” or the “Company” refer to Lennox International Inc. and its subsidiaries, unless the context requires otherwise.
Basis of Presentation
The accompanying unaudited Consolidated Balance Sheet as of September 30, 2008, the accompanying unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2008 and 2007, the accompanying unaudited Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2008 and the accompanying unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and 2007 should be read in conjunction with LII’s audited consolidated financial statements and footnotes as of December 31, 2007 and 2006 and for each year in the three-year period ended December 31, 2007. The accompanying unaudited consolidated financial statements of LII have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. The presentation of financial statements requires the use of management estimates and in the opinion of management, the accompanying consolidated financial statements contain all material adjustments, consisting principally of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to applicable rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. The operating results for the interim periods are not necessarily indicative of the results that may be expected for a full year.
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
2. Accounts and Notes Receivable:
Accounts and Notes Receivable have been reported in the accompanying Consolidated Balance Sheets net of the allowance for doubtful accounts and net of accounts receivable sold under an ongoing asset securitization arrangement, if any. Detailed information regarding the allowance for doubtful accounts is provided below (in millions):

	As of	As of
	September 30,	December 31,
	2008	2007
Allowance for doubtful accounts	$19.2	$17.1

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Provision for bad debts	$3.1	$1.7	$13.6	$6.5
None of the accounts receivable as reported in the accompanying Consolidated Balance Sheets as of September 30, 2008 and December 31, 2007 represent retained interests in securitized receivables that have restricted disposition rights per the terms of the asset securitization agreement and would not be available to satisfy obligations to creditors. The Company has no significant concentration of credit risk within its accounts and notes receivable.
3. Inventories:
Components of inventories are as follows (in millions):

	As of	As of
	September 30,	December 31,
	2008	2007
Finished goods	$266.9	$247.7
Work in process	11.9	10.5
Raw materials and repair parts	148.1	137.9

	426.9	396.1
Excess of current cost over last-in, first-out cost	(73.8)	(70.4)

Total inventories	$353.1	$325.7

4. Goodwill:
The changes in the carrying amount of goodwill for the nine months ended September 30, 2008, in total and by segment, are as follows (in millions):

	Balance at		Balance at
	December 31,		September 30,
Segment	2007	Changes (1)	2008
Residential Heating & Cooling	$33.7	$—	$33.7
Commercial Heating & Cooling	32.1	—	32.1
Service Experts	112.5	(3.8)	108.7
Refrigeration	84.5	(2.8)	81.7

Total	$262.8	$(6.6)	$256.2

(1)	Related to changes in foreign currency translation rates.
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
As of September 30, 2008 and December 31, 2007, the Captive held approximately $34.0 million and $27.7 million, respectively, of short-term investments. Unrealized gains or losses included in AOCI in the accompanying Consolidated Balance Sheets as of September 30, 2008 and December 31, 2007 were not material. Realized gains and losses from the sale of securities were also not material for the three or nine months ended September 30, 2008 and 2007. The maturities of these securities range from October 2008 to April 2011. It is the Captive’s intention that these investments be available to support its current operations as needed. Due to the liquidity of these investments, they are classified as current assets in the accompanying Consolidated Balance Sheets. For more information on the valuation of these investments, see Note 16.
6. Cash, Lines of Credit and Financing Arrangements:
The Company considers all highly liquid temporary investments with original maturity dates of three months or less to be cash equivalents. Cash and cash equivalents of $107.1 million and $145.5 million as of September 30, 2008 and December 31, 2007, respectively, consisted of cash, overnight repurchase agreements and investment-grade securities and are stated at cost, which approximates fair value.
As of September 30, 2008 and December 31, 2007, $20.7 million and $20.2 million, respectively, of cash and cash equivalents were restricted primarily due to routine lockbox collections and letters of credit issued with respect to the operations of the Captive, which expire on December 31, 2008, and will be renewed upon expiration. The restrictions related to lockbox collections typically expire within three to five business days after receipt. The letter of credit restrictions can be transferred to the Company’s revolving lines of credit as needed.
The following tables summarize the Company’s outstanding debt obligations and the classification in the accompanying Consolidated Balance Sheets as of September 30, 2008 and December 31, 2007 (in millions):

Description of Obligation	Short-Term	Current	Long-Term
As of September 30, 2008	Debt	Maturities	Maturities	Total
Domestic promissory notes (1)	$—	11.1	35.0	46.1
Domestic revolving credit facility	—	—	333.0	333.0
Other obligations	5.4	0.1	16.9	22.4

Total debt	$5.4	11.2	384.9	401.5

Description of Obligation	Short-Term	Current	Long-Term
As of December 31, 2007	Debt	Maturities	Maturities	Total
Domestic promissory notes (1)	$—	$36.1	$35.0	$71.1
Domestic revolving credit facility	—	—	131.0	131.0
Other obligations	4.8	0.3	0.7	5.8

Total debt	$4.8	$36.4	$166.7	$207.9

(1)	Domestic promissory notes as of September 30, 2008 and December 31, 2007 consisted of the following (in millions):

	As of	As of
	September 30,	December 31,
	2008	2007
6.73% promissory notes, payable $11.1 annually through 2008	$11.1	$11.1
6.75% promissory notes, payable in 2008	—	25.0
8.00% promissory note, payable in 2010	35.0	35.0

Total domestic promissory notes	$46.1	$71.1

As of September 30, 2008, the Company had outstanding borrowings of $333.0 million under the $650.0 million domestic revolving credit facility and $115.6 million was committed to standby letters of credit. All of the remaining $201.4 million was available for future borrowings after consideration of covenant limitations. The facility matures in October 2012.
The Company has additional borrowing capacity through several foreign facilities governed by agreements between the Company and a syndicate of banks, used primarily to finance seasonal borrowing needs of its foreign subsidiaries. LII had $6.1 million and $5.8 million of obligations outstanding through its foreign subsidiaries as of September 30, 2008 and December 31, 2007, respectively.
During the nine months ended September 30, 2008, the Company expanded its Tifton, Georgia manufacturing facility using the proceeds from Industrial Development Bonds (“IDBs”). The Company entered into a lease agreement with the owner of the property and the issuer of the IDBs, and through its lease payments funds the interest payments to investors in the IDBs. The Company also guaranteed the repayment of the IDBs and entered into letters of credit totaling $16.3 million to fund a potential repurchase of the IDBs in the event that investors exercised their right to tender the IDBs to the Trustee. At September 30, 2008, the Company recorded both a long-term asset and a corresponding long-term obligation of $16.3 million related to these transactions.
Under a revolving period asset securitization arrangement, the Company is eligible to transfer beneficial interests in a portion of its trade accounts receivable to third parties for cash. The Company’s continued involvement in the transferred assets is limited to servicing. These transfers are accounted for as sales rather than secured borrowings. The fair values assigned to the transferred interests are based primarily on the receivables’ carrying value given the short-term maturity and low credit risk. At September 30, 2008 and December 31, 2007, the Company had not sold any beneficial interests in accounts receivable. The maximum amount available under the securitization arrangement depends on the amount of qualifying accounts receivable. The maximum amount available was $119.5 million and $102.7 million as of September 30, 2008 and December 31, 2007, respectively.
7. Product Warranties:
The changes in the carrying amount of the Company’s total product warranty liabilities for the nine months ended September 30, 2008 are as follows (in millions):

Total product warranty liability at December 31, 2007	$98.4
Changes resulting from issuance of new warranties	24.1
Payments made in 2008	(21.4)
Changes in estimates associated with pre-existing liabilities	(4.5)
Changes in foreign currency translation rates	(0.5)

Total product warranty liability at September 30, 2008	$96.1

The decreases in estimates of warranties issued prior to 2008 were primarily due to lower failure rates. The product warranty liabilities are recorded as follows in the accompanying Consolidated Balance Sheets (in millions):

	As of	As of
	September 30,	December 31,
	2008	2007
Short-term warranty liability:
Accrued expenses	$30.3	$33.8

Long-term warranty liability:
Other liabilities	$65.8	$64.6

8. Pension and Postretirement Benefit Plans:
The components of net periodic benefit cost were as follows (in millions):

	For the
	Three Months Ended September 30,
	2008	2007	2008	2007
	Pension Benefits		Other Benefits
Service cost	$1.8	$1.7	$0.2	$0.2
Interest cost	4.2	3.7	0.2	0.2
Expected return on plan assets	(4.6)	(4.2)	—	—
Amortization of prior service cost	0.1	0.2	(0.5)	(0.4)
Amortization of net loss	1.2	1.1	0.3	0.2
Settlements or curtailments(1)	0.6	3.9	—	—

Total net periodic pension cost	$3.3	$6.4	$0.2	$0.2

	For the
	Nine Months Ended September 30,
	2008	2007	2008	2007
	Pension Benefits		Other Benefits
Service cost	$5.2	$5.3	$0.6	$0.5
Interest cost	12.4	11.2	0.6	0.6
Expected return on plan assets	(13.6)	(13.0)	—	—
Amortization of prior service cost	0.5	0.7	(1.5)	(1.3)
Amortization of net loss	3.6	3.5	0.9	0.8
Settlements or curtailments(1)	2.2	4.6	—	—

Total net periodic pension cost	$10.3	$12.3	$0.6	$0.6

(1)	Includes $0.4 million of pension settlement charges for the three months ended September 30, 2008, which was included in restructuring charges and pension obligation. Also includes $1.2 million and $0.7 million of pension curtailment and settlement charges for the nine months ended September 30, 2008 and 2007, which were included in the restructuring charges and pension obligation. See Note 11 for additional information.
In the third quarter of 2008, the Company announced that it was freezing its pension and profit sharing plans for salaried employees in the U.S. and Canada and moving to an enhanced 401(k) plan in 2009. Curtailment charges of $0.2 million were recorded in conjunction with this announcement.
9. Stock-Based Compensation:
The Company’s Amended and Restated 1998 Incentive Plan provides for various long-term incentive awards, which include stock options, performance share units, restricted stock units and stock appreciation rights.
Compensation expense of $1.7 million and $3.3 million and $8.3 million and $16.6 million was recognized for the three months and the nine months ended September 30, 2008 and 2007, respectively, and were included in Selling, General and Administrative Expenses in the accompanying Consolidated Statements of Operations. The decrease in stock-based compensation expense was primarily due to an increase in forfeiture rates and a decrease in the estimated pay-out percentage on outstanding performance share units in the first nine months of 2008 as compared to the same period in 2007.

The following tables summarize information concerning the Company’s stock options, stock appreciation rights, performance share units and restricted stock units as of September 30, 2008 (in millions, except per share data, years, and forfeiture rates):

		Stock
	Stock	Appreciation
	Options	Rights
Shares outstanding	1.2	1.8
Weighted-average exercise price per share outstanding	$14.82	$30.34
Shares exercisable	1.2	0.7
Weighted-average exercise price per exercisable share	$14.82	$25.91
Unrecognized expense	$—	$5.5
Expected weighted-average period to be recognized (in years)	—	1.8
Weighted-average estimated forfeiture rate	—%	15%

	Performance	Restricted
	Share Units	Stock Units
Nonvested units	0.8	0.7
Weighted-average grant date fair value per unit	$27.51	$32.30
Unrecognized expense	$8.0	$8.7
Expected weighted-average period to be recognized (in years)	1.7	1.8
Weighted-average estimated forfeiture rate	30%	20%
10. Income Taxes:
As of September 30, 2008, the Company had approximately $23.8 million in total gross unrecognized tax benefits. Of this amount, $12.7 million (net of federal benefit on state issues), if recognized, would be recorded through the statement of operations. Also included in the balance of unrecognized tax benefits as of September 30, 2008 are $3.2 million that, if recognized, would be recorded as an adjustment to goodwill and $6.4 million that, if recognized, would be recorded as an adjustment to stockholders’ equity. In addition, the Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109 (“FIN No. 48”). As of September 30, 2008, the Company had recognized $3.0 million (net of federal tax benefits) in interest and penalties.
The Internal Revenue Service (“IRS”) completed its examination of the Company’s consolidated tax returns for the years 1999 — 2003 and issued a Revenue Agent’s Report (“RAR”) on April 6, 2006. The Company has reached a settlement agreement in principle and anticipates final approval from the IRS by the end of 2008. The Company believes the impact on the statement of operations will be immaterial.
The IRS has also completed its examination of the Company’s consolidated tax returns for the years 2004 — 2005 and issued an RAR on July 31, 2008. The IRS has proposed certain significant adjustments to the Company’s insurance deductions and research tax credits. The Company disagrees with the RAR and has requested a review by the administrative appeals division of the IRS.
The Company is subject to examination by numerous taxing authorities in jurisdictions such as Australia, Belgium, Canada, Germany, and the United States. The Company is generally no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by taxing authorities for years before 1999.
Since January 1, 2008, West Virginia, Colorado, Kansas and Massachusetts have enacted legislation effective for tax years beginning on or after January 1, 2008, including adjustments to tax rates, requirements for combined reporting in future years and changes to apportionment methods. The Company believes any adjustments will be immaterial.
11. Restructuring Charges:
As part of the Company’s strategic priorities of manufacturing and sourcing excellence and expense reduction, the Company has initiated various manufacturing rationalization and cost reduction actions, and incurred restructuring charges related to those actions.

Restructuring charges incurred include the following amounts for the three and nine months ended September 30, 2008 and 2007 (in millions):

	For the		For the
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Manufacturing rationalizations (1)	$4.7	$2.7	$14.3	$5.9
Reorganizations of corporate and business unit administrative functions	3.7	1.1	4.6	7.7
Pension settlement (2)	—	—	—	0.7
Other	—	0.5	—	(0.1)

Total	$8.4	$4.3	$18.9	$14.2

(1)	Amount includes $0.4 million and $1.2 million of pension curtailment and settlement charges for the three and nine months ended September 30, 2008, that are not reflected in restructuring reserves as these items are related to the Company’s pension obligation. See Note 8 for additional information.

(2)	Amount not reflected in restructuring reserves as this item is included in the Company’s pension obligation.
The table below details activity within the Company’s restructuring reserves for the nine months ended September 30, 2008 (in millions):

	Balance as of	Charged			Balance as of
	December 31,	to	Cash	Non-Cash	September 30,
Description of Reserves	2007	Earnings	Utilization	Utilization	2008
Severance and related expense	$15.2	$10.1	$(18.3)	$—	$7.0
Asset write-offs and accelerated depreciation	—	2.7	—	(2.7)	—
Equipment moves	—	1.8	(1.8)	—	—
Lease termination	1.5	—	(0.9)	—	0.6
Other (3)	—	4.3	(1.1)	(1.4)	1.8

Total restructuring reserves	$16.7	$18.9	$(22.1)	$(4.1)	$9.4

(3)	Amount charged to earnings includes $1.3 million of manufacturing inefficiencies and $1.3 million of other transition costs associated with manufacturing rationalization activities.
Manufacturing Rationalization Activities
In the third quarter of 2008, the Company commenced the transition of production of certain Refrigeration products currently manufactured near Madrid, Spain to another facility in Genas, France. The Company recorded severance charges of $0.7 million related to this action for the three and nine months ended September 30, 2008. The total restructuring charges expected to be incurred related to this action total $0.9 million and the transition is expected to be completed by December 2008.
In the third quarter of 2008, the Company commenced the transition of production of certain Residential Heating & Cooling products currently manufactured in Blackville, South Carolina to another facility in Orangeburg, South Carolina. The Company recorded severance charges of $0.5 million related to this action during the three and nine months ended September 30, 2008. The transition is expected to be completed by April 2009.
In the third quarter of 2008, the Company continued several miscellaneous actions to lower its fixed costs in its Residential Heating and Cooling and Refrigeration businesses and incurred restructuring charges of $0.2 million. For the nine months ended September 30, 2008, the restructuring charges related to these actions totaled $0.4 million and were composed of severance.
In the second quarter of 2008, the Company announced the transition of production of selected Refrigeration products currently manufactured in Milperra, Australia to its sister facility in Wuxi, China. The Company recorded restructuring charges of $3.0 million during the nine months ended September 30, 2008, for those positions now located in Milperra that will be eliminated. The total restructuring charges expected to be incurred related to this action are $4.8 million and the transition is anticipated to extend through the first half of 2009.
Also in the second quarter of 2008, the Company announced the transition of production of certain Residential Heating & Cooling products from its Marshalltown, Iowa manufacturing facility to its new manufacturing operation in Saltillo, Mexico. The transition is anticipated to extend through the first half of 2009. As a result of the transition, certain manufacturing positions now located in Marshalltown will be eliminated. Costs associated with the transition primarily consist of severance, pension curtailment and equipment moving expenses. In connection with the transition, the Company recorded restructuring charges of $0.4 million for the three months ended and $2.1 million for the nine months ended September 30, 2008, including a pension curtailment charge of $0.8 million. In addition to the amounts accrued as of September 30, 2008, the Company expects to incur restructuring charges of approximately $0.4 million over the remainder of this project.

In the fourth quarter of 2007, the Company announced plans to close its Refrigeration operations in Danville, Illinois and consolidate its Danville manufacturing, support and warehouse functions in its Tifton, Georgia and Stone Mountain, Georgia operations. The consolidation is a phased process and is expected to be completed in the first quarter of 2009. In connection with this consolidation project, the Company recorded restructuring charges of $2.9 million and $5.8 million for the three and nine months ended September 30, 2008, respectively. The restructuring charges primarily related to costs to move certain equipment and disposal of certain long-lived assets, including charges of $2.3 million of accelerated depreciation recorded in the first nine months of 2008 related to the reduction in useful lives and disposal of certain long-lived assets. In addition to the amounts accrued as of September 30, 2008, the Company expects to incur future restructuring charges of approximately $4.6 million over the remainder of this project.
In the third quarter of 2007, the Company announced plans to close Lennox Hearth Products Inc.’s operations in Lynwood, California, part of its Residential Heating & Cooling operations, and consolidate its U.S. factory-built fireplace manufacturing operations in its facility in Union City, Tennessee. In connection with this consolidation project, the Company recorded restructuring charges of $1.7 million for the nine months ended September 30, 2008. The Company also recorded $2.4 million of restructuring charges in connection with this action for the three months and nine months ended September 30, 2007. The restructuring charges primarily related to costs to move equipment and the disposal of certain long-lived assets. The consolidation was substantially complete as of June 30, 2008.
In 2006, the Company commenced consolidation of the manufacturing, distribution, research and development and administrative operations of Allied Air Enterprises Inc., the Company’s two-step Residential Heating & Cooling operations in South Carolina, and closure of its operations in Bellevue, Ohio. In connection with this consolidation project, the Company recorded restructuring charges of $0.3 million and $3.2 million for the three and nine months ended September 30, 2007. The consolidation was substantially complete as of March 31, 2007.
Reorganizations of Corporate and Business Unit Administrative Functions and Other
In the third quarter of 2008, the Company consolidated and reorganized the administrative functions of its Commercial business unit in Northern Europe. As a result of this action, the Company recorded a restructuring charge for severance of $2.6 million. The cost of this action is expected to total $4.9 million. The total cost is expected to be composed of severance and employee-related costs of $3.3 million, lease termination costs of $0.9 million, and other costs of $0.7 million. This action is expected to be completed by December 2008.
During the third quarter of 2008, as part of its overall cost reduction initiatives, the Company took actions to eliminate administrative positions in its Refrigeration business unit in Europe. As a result, the Company recorded $0.4 million as severance in restructuring charges. Additionally, during the second quarter of 2008, the Company eliminated positions at its Corporate headquarters and Brazilian operations and recorded $0.7 million of severance as restructuring charges.
In the third quarter of 2008, the Company continued to reorganize its Service Experts business unit and recorded $0.2 million of restructuring charges related to this action. Restructuring charges related to this action recorded for the nine months ended September 30, 2008 totaled $0.4 million and were composed of severance. The total restructuring charges related to this action is expected to be $0.6 million.
A pension settlement loss of approximately $0.4 million is included in restructuring expense for the three and nine months ended September 30, 2008. The pension settlement is related to previous actions taken to reorganize the Company’s administrative functions in 2007.
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

Additionally, a pension settlement loss of approximately $0.7 million is included in restructuring expense for the nine months ended September 30, 2007, which related to the Company’s full funding of lump-sum pension payments to selected participants in March 2007 as part of a prior restructuring initiative in 2001.
12. Earnings per Share:
Diluted earnings per share are computed as follows (in millions, except per share data):

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income	$54.9	$61.2	$112.4	$130.1

Weighted-average shares outstanding — basic	55.3	66.6	57.2	67.4
Effect of diluted securities attributable to stock-based payments	1.7	3.2	1.9	3.3

Weighted-average shares outstanding — diluted	57.0	69.8	59.1	70.7

Diluted earnings per share	$0.96	$0.88	$1.90	$1.84

Options to purchase 67,078 shares of common stock at prices ranging from $35.82 to $43.66 per share and options to purchase 99,278 shares of common stock at prices ranging from $35.82 to $49.63 per share were outstanding for the nine months ended September 30, 2008 and 2007, respectively, but were not included in the diluted earnings per share calculation because the assumed exercise of such options would have been anti-dilutive.
13. Comprehensive Income:
Comprehensive income was as follows (in millions):

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income	$54.9	$61.2	$112.4	$130.1
Foreign currency translation adjustments	(35.2)	26.4	(19.3)	57.1
Effective portion of (losses) gains on futures contracts designated as cash flow hedges	(9.6)	1.7	(3.5)	9.8

Total comprehensive income	$10.1	$89.3	$89.6	$197.0

14. Investments in Affiliates:
The Company participates in two joint ventures and has an investment in an affiliate that are located in the U.S., Mexico, and Thailand. These affiliates are engaged in the manufacture and sale of compressors, unit coolers and condensing units. As of September 30, 2008, the Company’s percentage of ownership interest in these affiliates ranges from 13% to 50%. Because the Company exerts significant influence over these affiliates, but does not control them, the investments have been accounted for under the equity method and their financial position and results of operations are not consolidated.
The Company recorded the following amounts of investment income from these equity method investments in the Consolidated Statements of Operations (in millions):

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Income from equity method investments	$2.0	$2.7	$8.0	$8.9

The combined balance of the Company’s equity method investments included in Other Long-Term Assets totaled (in millions):

	As of	As of
	September 30,	December 31,
	2008	2007
Other Long-Term Assets	$58.3	$52.6
During the nine months ended September 30, 2008, the Company recorded a $2.3 million impairment charge related to the investment in its joint venture in Thailand. The joint venture’s financial results were adversely impacted by recent increases in commodity costs, unfavorable currency exchange fluctuations, and difficulties integrating past acquisitions, which prompted the impairment charge. This charge reflects recent indications of a decrease in the fair value of the investment below its carrying value that the Company believes is not recoverable in the near term.
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
For futures contracts that are designated and qualify as cash flow hedges, the Company assesses hedge effectiveness and measures hedge ineffectiveness at least quarterly throughout the designated period. The effective portion of the gain or loss on the futures contracts is recorded, net of applicable taxes, in AOCI, a component of Stockholders’ Equity in the accompanying Consolidated Balance Sheets. When net income is affected by the variability of the underlying cash flow, the applicable offsetting amount of the gain or loss from the futures contracts that is deferred in AOCI is released to net income and is reported as a component of Cost of Goods Sold in the accompanying Consolidated Statements of Operations. The Company reclassified the following amounts (in millions):

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Gains reclassified from AOCI to net income	$2.6	$3.2	$10.5	$4.6
Changes in the fair value of futures contracts that do not effectively offset changes in the fair value of the underlying hedged item throughout the designated hedge period (“ineffectiveness”) are recorded in net income each period and are reported in Losses (Gains) and Other Expenses, net in the accompanying Consolidated Statements of Operations. For the three and nine months ended September 30, 2008 and 2007, hedge ineffectiveness recognized in net income was not material.
The Company may enter into instruments that economically hedge certain of its risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting under SFAS No. 133 to such instruments. In these cases, there exists a natural hedging relationship in which changes in the fair value of the instruments act as an economic offset to changes in the fair value of the underlying item(s). Changes in the fair value of instruments not designated as cash flow hedges are recorded in net income throughout the term of the derivative instrument and are reported in Losses (Gains) and Other Expenses, net in the accompanying Consolidated Statements of Operations. The Company recorded the following amounts (in millions):

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Amounts recorded in Losses (Gains) and Other Expenses, net	$2.7	$(0.4)	$(0.6)	$(2.2)
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
Fair Value Techniques
The Company’s valuation techniques are applied to all of the assets and liabilities carried at fair value as of January 1, 2008, upon adoption of SFAS No. 157. Where available, the fair values are based upon quoted prices in active markets. However, if quoted prices are not available, then the fair values are based upon quoted prices for similar assets or liabilities or independently sourced market parameters, such as credit default swap spreads, yield curves, reported trades, broker/dealer quotes, interest rates and benchmark securities. For assets and liabilities with a lack of observable market activity, if any, the fair values are based upon discounted cash flow methodologies incorporating assumptions that, in management’s judgment, reflect the assumptions a marketplace participant would use. To ensure that financial assets and liabilities are recorded at fair value, valuation adjustments may be required to reflect either party’s creditworthiness and ability to pay. Where appropriate, these amounts were incorporated into the Company’s valuations as of September 30, 2008, the measurement date.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2008 (in millions):

	Fair Value Measurements on a Recurring Basis as of
	September 30, 2008
		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Short-term investments	$—	$34.0	$—	$34.0
Liabilities:
Derivatives, net (1)	—	6.3	—	6.3

(1)	Derivatives are recorded in Accrued Expenses and Other Liabilities in the accompanying Consolidated Balance Sheets.
The Company’s adoption of SFAS No. 157 resulted in changes to the valuation techniques used by the Company when determining the fair value of its derivative instruments. These derivatives are primarily valued using estimated future cash flows that are based directly on observed prices from exchange-traded derivatives and therefore have been classified as Level 2. The Company also takes into account the counterparty’s creditworthiness, or the Company’s own creditworthiness, as appropriate. An adjustment has been recorded in order to reflect the risk of credit default, but these adjustments have been insignificant to the overall value of the derivatives. The effect of adopting these changes to the valuation techniques was not material.

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
During the term, the Lake Park Lease requires Procurement to pay base rent in quarterly installments, payable in arrears. Procurement’s obligations under the Lake Park Lease and related documents are secured by a pledge of Procurement’s interest in the leased property. Procurement’s obligations under such documents are also guaranteed by the Company and certain of its subsidiaries pursuant to a Guaranty, dated as of June 22, 2006, in favor of BTMUCC.
On September 22, 2008, Procurement amended the Lake Park Lease agreement. While BTMUCC continues to be the lessor under the lease, the amendment, among other things, replaced the debt participant and moderately increased the rent payments. The amendment also provides for consistency of financial covenants with the Company’s revolving credit agreement and the Company is in compliance with these financial covenants as of September 30, 2008. The lease will continue to be accounted for as an operating lease.
The majority of the Service Experts segment’s motor vehicle fleet is leased through operating leases. The lease terms are generally non-cancelable for the first 12-month term and then are month-to-month, cancelable at the Company’s option. While there are residual value guarantees on these vehicles, the Company has not historically made significant payments to the lessors as the leases are maintained until the fair value of the assets fully mitigates the Company’s obligations under the lease agreements. As of September 30, 2008, the Company estimates that it will incur an additional $8.6 million above the contractual obligations on these leases until the fair value of the leased vehicles fully mitigates the Company’s residual value guarantee obligation under the lease agreements.
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

The following information relates to the Brazil environmental reserve (in millions except percentages):

	As of	As of
	September 30,	December 31,
	2008	2007
Discounted liabilities recorded in:
Accrued Expenses	$0.2	$0.1
Other Long-Term Liabilities	1.5	1.9

	$1.7	$2.0

Undiscounted liabilities	$1.9	$2.5
Discount rate	11.0%	8.0%
Maximum reasonably possible loss	$3.1	$3.1
Additional Environmental Reserves
The Company maintains environmental reserves for additional sites that are not individually significant. The following information relates to additional environmental reserves (in millions except percentages):

	As of	As of
	September 30,	December 31,
	2008	2007
Discounted liabilities recorded in:
Accrued Expenses	$0.3	$2.0
Other Long-Term Liabilities	3.4	1.9

	$3.7	$3.9

Undiscounted liabilities	$6.3	$6.4
Discount rate	6.0%	6.0%
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

On behalf of approximately 100 plaintiffs, the lawsuits allege personal injury resulting from alleged emissions of trichloroethylene, dichloroethylene, and vinyl chloride and other unspecified emissions from the South Plant in Grenada, Mississippi, previously owned by Heatcraft Inc. Each plaintiff seeks to recover alleged actual and punitive damages. On Heatcraft Inc.’s motion to transfer venue, two of the four lawsuits (Booker and Crowder) were ordered severed and transferred to Grenada County by the Mississippi Supreme Court, requiring plaintiffs’ counsel to maintain a separate lawsuit for each of the individual plaintiffs named in these suits. To the Company’s knowledge, as of October 15, 2008, plaintiffs’ counsel has requested the transfer of files regarding five individual plaintiffs from the Booker case and five individual plaintiffs from the Crowder case. It is not possible to predict with certainty the outcome of these matters or an estimate of any potential loss. Based on present knowledge, management believes that it is unlikely that any final resolution of these matters will result in a material liability.
18. Share Repurchase Plan:
On June 2, 2008, the Company announced that its Board of Directors approved a new share repurchase plan for $300 million, pursuant to which the Company is authorized to repurchase shares of its common stock through open market purchases (the “2008 Share Repurchase Plan”). However, LII has not completed any repurchases under the 2008 Share Repurchase Plan. On July 25, 2007, LII announced that the Board of Directors approved a share repurchase plan, pursuant to which the Company was authorized to repurchase up to $500 million of shares of its common stock through open market purchases (the “2007 Share Repurchase Plan”). LII was a party to a written trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, to facilitate share repurchases under the 2007 Share Repurchase Plan. LII completed the 2007 Share Repurchase Plan during the second quarter of 2008. In the third quarter of 2008, LII repurchased shares of its common stock as follows:

				Approximate Dollar
			Total Number of	Value of Shares that
		Average Price	Shares Purchased	may yet be Purchased
	Total Number	Paid per	As Part of Publicly	Under the Plans or
	of Shares	Share	Announced Plans	Programs
Period	Purchased (1)	(including fees)	or Programs	(in millions)
July 1 through July 31	898	$34.80	—	$300.0

August 1 through August 31	2,456	$37.62	—	$300.0

September 1 through September 30	11,533	$37.50	—	$300.0

	14,887	$37.36	—

(1)	Since there were no repurchases under the 2008 Share Repurchase Plan in the third quarter of 2008, this column reflects the surrender to LII of 14,887 shares of common stock to satisfy tax-withholding obligations in connection with the exercise of stock appreciation rights and restricted stock awards.
19. Reportable Business Segments:
The Company operates in four reportable business segments of the heating, ventilation, air conditioning and refrigeration (“HVACR”) industry. The table below details the nature of the operations of each reportable segment:

Segment	Product or Services	Markets Served	Geographic Areas

Residential Heating & Cooling	Heating Air Conditioning Hearth Products	Residential Replacement Residential New Construction	United States Canada

Commercial Heating & Cooling	Rooftop Products Chillers Air Handlers	Light Commercial	United States Canada Europe

Service Experts	Equipment Sales Installation Maintenance Repair	Residential Light Commercial	United States Canada

Refrigeration	Unit Coolers Condensing Units Other Commercial Refrigeration Products	Light Commercial	United States Canada Europe Asia Pacific South America

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
The Company uses segment profit or loss as the primary measure of profitability to evaluate operating performance and to allocate capital resources. The Company defines segment profit or loss as a segment’s income or loss from continuing operations before income taxes included in the accompanying Consolidated Statements of Operations:
Excluding:
•	Gains and/or losses and other expenses, net.

•	Restructuring charges.

•	Goodwill and equity method investment impairments.

•	Interest expense, net.

•	Other expense, net.
Less amounts included in Losses (Gains) and Other Expenses, net:
•	Realized gains and/or losses on settled futures contracts not designated as cash flow hedges.

•	Foreign currency exchange gains and/or losses.
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
Net sales and segment profit or loss by business segment, along with a reconciliation of segment profit or loss to net earnings or loss, for the three and nine months ended September 30, 2008 and 2007 are shown below (in millions):

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net Sales:
Residential Heating & Cooling	$414.0	$456.5	$1,193.9	$1,315.5
Commercial Heating & Cooling	251.4	255.1	646.1	650.6
Service Experts	168.0	183.9	491.0	512.0
Refrigeration	162.9	157.5	486.8	450.1
Eliminations (1)	(22.3)	(23.2)	(73.8)	(65.1)

	$974.0	$1,029.8	$2,744.0	$2,863.1

Segment Profit (Loss):
Residential Heating & Cooling	$55.3	$63.7	$118.5	$143.2
Commercial Heating & Cooling	40.3	37.8	73.2	76.6
Service Experts	4.5	9.2	10.8	18.4
Refrigeration	16.7	17.8	48.9	46.6
Corporate and other	(16.3)	(23.4)	(37.2)	(64.2)
Eliminations (1)	1.8	—	(0.3)	(0.2)

Subtotal that includes segment profit and eliminations	102.3	105.1	213.9	220.4

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Reconciliation to income before income taxes:
Losses (gains) and other expenses, net	3.2	(1.2)	(4.6)	(5.2)
Restructuring charges	8.4	4.3	18.9	14.2
Impairment of equity method investment	—	—	2.3	—
Interest expense, net	3.8	1.9	10.3	4.8
Other expense, net	0.1	0.2	0.2	0.3
Less: Realized gains on settled futures contracts not designated as cash flow hedges (2)	0.1	1.5	1.2	3.2
Less: Foreign currency exchange (losses) gains (2)	(0.5)	1.6	4.3	3.7

	$87.2	$96.8	$181.3	$199.4

(1)	Eliminations consist of intercompany sales between business segments, such as products sold to Service Experts by the Residential Heating & Cooling segment.

(2)	Realized gains on settled futures contracts not designated as cash flow hedges and foreign currency gains are a component of Losses (Gains) and Other Expenses, net in the accompanying Consolidated Statements of Operations.
Total assets by business segment as of September 30, 2008 and December 31, 2007 are shown below (in millions). The assets in the Corporate segment are primarily comprised of cash, deferred tax assets, and investments in consolidated subsidiaries. Assets recorded in the operating segments represent those assets directly associated with those segments.

	As of	As of
	September 30,	December 31,
	2008	2007
Total Assets:
Residential Heating & Cooling	$585.1	$548.5
Commercial Heating & Cooling	386.4	336.6
Service Experts	204.7	200.4
Refrigeration	399.3	388.1
Corporate and other	309.6	349.6
Eliminations (1)	(11.3)	(8.6)

Segment assets	$1,873.8	$1,814.6

(1)	Eliminations consist of net intercompany receivables and intercompany profit included in inventory from products sold between business segments, such as products sold to Service Experts by the Residential Heating & Cooling segment.

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
Our products and services are sold through a combination of distributors, independent and company-owned dealer service centers, other installing contractors, wholesalers, manufacturers’ representatives and original equipment manufacturers and to national accounts. The demand for our products and services is seasonal and dependent on the weather. Warmer than normal summer temperatures generate strong demand for replacement air conditioning and refrigeration products and services and colder than normal winter temperatures have the same effect on heating products and services. Conversely, cooler than normal summers and warmer than normal winters depress HVACR sales and services. In addition to weather, demand for our products and services is influenced by national and regional economic and demographic factors, such as interest rates, the availability of financing, regional population and employment trends, new construction, general economic conditions and consumer spending habits and confidence.
The principal elements of cost of goods sold in our manufacturing operations are components, raw materials, labor, factory overhead and estimated costs of warranty expense. In our Service Experts segment, the principal components of cost of goods sold are equipment, parts and supplies and labor. The principal raw materials used in our manufacturing processes are steel, copper and aluminum. Higher prices for these commodities and related components continue to present a challenge to us and the HVACR industry in general. We partially mitigate the impact of higher commodity prices through a combination of price increases, improved production efficiency and cost reduction initiatives. We also partially mitigate volatility in the prices of these commodities by entering into futures contracts and fixed forward contracts.
We estimate approximately 30% of the sales of our Residential Heating & Cooling segment is for new construction, with the balance attributable to repair, retrofit and replacement. With the current downturn in residential new construction activity, we are continuing to see a decline in the demand for the products and services we sell into this market.
Our fiscal year ends on December 31 and our interim fiscal quarters are each comprised of 13 weeks. For convenience, throughout this discussion, the 13-week periods comprising each fiscal quarter are denoted by the last day of the calendar quarter.

Company Highlights
•	Net sales for the third quarter of 2008 were $974.0 million and were adversely impacted on a year-over-year basis primarily by lower volumes in the U.S. residential new construction market. Foreign currency translation rates had a favorable impact on net sales in 2008 and therefore partially offset the decline in sales volumes.
•	Operational income for the third quarter of 2008 was $91.1 million. As a percentage of net sales, operational income decreased to 9.4% in the third quarter of 2008 from 9.6% in the same period of 2007.
•	Net income for the third quarter of 2008 was $54.9 million, compared to net income of $61.2 million in the same period of 2007. Diluted net income per share was $0.96 per share for the third quarter of 2008, up from $0.88 per share in the same period of 2007. The increase in the diluted net income per share was primarily due to the effect of our previous share repurchases.
•	Cash provided by operating activities was $138.8 million for the first three quarters of 2008, improved from $110.5 million in the same period of 2007, primarily due to favorable working capital changes and the timing of tax payments.
Results of Operations
The following table presents certain information concerning our financial results, including information presented as a percentage of net sales for the third quarter ended and year-to-date through September 30, 2008 and 2007 (dollars in millions):

	Third Quarter				Year-to-Date September 30,
	2008		2007		2008		2007
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
Net sales	$974.0	100.0%	$1,029.8	100.0%	$2,744.0	100.0%	$2,863.1	100.0%
Cost of goods sold	692.8	71.1	736.2	71.5	1,972.8	72.0	2,075.8	72.5

Gross profit	281.2	28.9	293.6	28.5	771.2	28.0	787.3	27.5
Selling, general and administrative expenses	180.5	18.5	194.3	18.9	570.8	20.8	582.7	20.4
Losses (gains) and other expenses, net	3.2	0.3	(1.2)	(0.1)	(4.6)	(0.2)	(5.2)	(0.2)
Restructuring charges	8.4	0.9	4.3	0.4	18.9	0.7	14.2	0.5
Impairment of equity method investment	—	—	—	—	2.3	0.1	—	—
Income from equity method investments	(2.0)	(0.2)	(2.7)	(0.3)	(8.0)	(0.3)	(8.9)	(0.3)

Operational income	$91.1	9.4%	$98.9	9.6%	$191.8	6.9%	$204.5	7.1%

Net income	$54.9	5.6%	$61.2	5.9%	$112.4	4.1%	$130.1	4.5%

The following table sets forth net sales by geographic market (dollars in millions):

	Third Quarter				Year-to-Date September 30,
	2008		2007		2008		2007
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
Geographic Market:
U.S.	$688.5	70.7%	$758.0	73.6%	$1,937.4	70.6%	$2,130.8	74.4%
Canada	110.0	11.3	108.4	10.5	297.0	10.8	270.7	9.5
International	175.5	18.0	163.4	15.9	509.6	18.6	461.6	16.1

Total net sales	$974.0	100.0%	$1,029.8	100.0%	$2,744.0	100.0%	$2,863.1	100.0%

Third Quarter 2008 Compared to Third Quarter 2007 – Consolidated Results
Net Sales
Net sales decreased $55.8 million, or 5.4%, for the third quarter of 2008 as compared to the same period in 2007. Declines in unit volumes were partially offset by the $15.5 million of favorable impact of foreign currency exchange rates. Our Residential Heating & Cooling and Service Experts segments experienced decreases in sales due primarily to the weakened residential new construction market. Our Commercial Heating & Cooling segment experienced a small decrease in unit volumes in our domestic operations within that segment primarily due to unfavorable economic conditions. Offsetting these decreases was an increase in sales for our Refrigeration segment that was primarily due to favorable foreign currency exchange rates.

Gross Profit
Gross profit decreased $12.4 million for the third quarter of 2008 as compared to the same period of 2007. Gross profit margin increased to 28.9% for the third quarter of 2008 compared to 28.5% for the same period of 2007, primarily due to improved manufacturing efficiencies and price increases that offset increases in commodity costs and the cost effects of the decline in volume.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses decreased $13.8 million, or 7.1%, in the third quarter of 2008, and as a percentage of total net sales decreased to18.5% for the third quarter of 2008 from 18.9% for the same period of 2007. The decrease in SG&A expenses was primarily due to lower advertising and promotional costs, commissions, stock-based and incentive compensation expenses, pension costs, group insurance and other cost control measures, which were partially offset by increased expenses related to domestic bad debts and research and development.
Losses (Gains) and Other Expenses, Net
Losses (Gains) and other expenses, net for the third quarter of 2008 and 2007 included the following (in millions):

	Third Quarter
	2008	2007
Realized gains on settled futures contracts not designated as cash flow hedges	$(0.1)	$(1.4)
Unrealized losses on unsettled futures contracts not designated as cash flow hedges	2.8	1.0
Ineffective portion of losses on cash flow hedges	0.1	0.3
Other items, net	0.4	(1.1)

Losses (gains) and other expenses, net	$3.2	$(1.2)

The decrease in realized gains and the increase in unrealized losses on futures contracts were primarily due to decreases in commodity prices relative to the futures contract prices during the third quarter of 2008 as compared to the same period in 2007. For more information, see Note 15 in the Notes to our Consolidated Financial Statements.
Restructuring Charges
As part of the Company’s strategic priorities of manufacturing and sourcing excellence and expense reduction, management has initiated various manufacturing rationalization and cost reduction actions and incurred restructuring charges related to those actions. Management continues to evaluate the business and the business environment, and therefore, there may be additional future restructuring charges for new manufacturing rationalization and cost reduction activities as well as changes in estimates to amounts previously recorded, as payments are made or actions are completed. As a result of the restructuring activities that have been completed or are in progress, the Company estimates incremental pre-tax savings of approximately $20.0 million in 2009.
 We recognized $8.4 million and $4.3 million in restructuring charges for the third quarters of 2008 and 2007, respectively. Restructuring charges incurred during the third quarter of 2008 primarily related to manufacturing rationalization activities.
As part of our ongoing cost reduction initiatives in our manufacturing operations, in the third quarter of 2008, we commenced the transition of production of certain Refrigeration products currently manufactured near Madrid, Spain to another facility in Genas, France and incurred $0.7 million in restructuring charges related to this action. We also commenced the transition of production of certain Residential Heating & Cooling products currently manufactured in Blackville, South Carolina to another facility in Orangeburg, South Carolina and recorded severance charges of $0.5 million related to this action. We incurred additional restructuring charges of $2.9 million related to the previously announced closing of our Refrigeration operations in Danville, Illinois and the consolidation of our Danville manufacturing, support, and warehouse functions into our Tifton, Georgia and Stone Mountain, Georgia operations. Estimated future restructuring charges related to these manufacturing rationalization activities are estimated to be $7.4 million at September 30, 2008.

We also restructured certain administrative functions during the third quarter of 2008. We consolidated and reorganized the administrative functions of our Commercial business unit in Northern Europe and recorded a restructuring charge for severance of $2.6 million related to this action. We also took actions to eliminate administrative positions in our Refrigeration business unit in Europe and recorded $0.4 million as severance in restructuring charges. Estimated future restructuring charges related to the consolidation and reorganization of administrative functions are estimated to be $2.5 million at September 30, 2008.
In the third quarter of 2007, we recorded $2.4 million of restructuring charges in connection with the consolidation of our Hearth Products manufacturing operations into our facility in Union City, Tennessee. Restructuring charges incurred during the third quarter of 2007 also included a $1.1 million charge related to the reorganization of our corporate administrative function.
Total cash paid for restructuring activities during the third quarter of 2008 was $5.7 million. This amount was primarily composed of severance payments related to our manufacturing rationalizations and reorganizations of administrative functions.
Results from Equity Method Investments
Investments in affiliates in which we do not exercise control but have significant influence are accounted for using the equity method of accounting. Income from equity method investments decreased to $2.0 million for the third quarter of 2008 as compared to $2.7 million during the same period in 2007. This decrease was primarily due to the performance of our U.S. joint venture in compressor manufacturing.
Interest Expense, net
Interest expense, net, increased $1.9 million to $3.8 million for the third quarter of 2008 from $1.9 million for the same period in 2007. The increase in interest expense was primarily attributable to higher debt balances as the result of borrowing related to our share repurchases.
Provision for Income Taxes
The provision for income taxes was $32.3 million for the third quarter of 2008 compared to $35.6 million for the same period in 2007. The effective tax rate was 37.0% and 36.8% for the third quarters of 2008 and 2007, respectively. Our effective rates differ from the statutory federal rate of 35% for certain items, such as state and local taxes, non-deductible expenses, foreign operating losses for which no tax benefits have been recognized and foreign taxes at rates other than 35%. We anticipate that our effective rate for the full year 2008 will be approximately 37%.
Third Quarter 2008 Compared to Third Quarter 2007 – Results by Segment
The key performance indicators of our segments’ profitability are net sales and profit. For more detailed information regarding how we define segment income or loss, see Note 19 in the Notes to our Consolidated Financial Statements.
Residential Heating & Cooling
The following table details our Residential Heating & Cooling segment’s net sales and profit for the third quarters of 2008 and 2007 (dollars in millions):

	Third Quarter
	2008	2007	Difference	% Change
Net sales	$414.0	$456.5	$(42.5)	(9.3)%
Profit	55.3	63.7	(8.4)	(13.2)
% of net sales	13.4%	14.0%
The decrease in net sales was due to continuing weakness in the U.S. residential new construction market. As a result, unit volumes were down in the third quarter of 2008 as compared to the third quarter of 2007. The decrease related to sales volumes was partially offset by favorable product mix towards our premium products and price increases. Also, fewer cooling days due to milder temperatures in the quarter unfavorably affected our replacement business.

Segment profit decreased primarily due to the unfavorable impact of lower unit volumes, increased commodity costs, higher freight costs and increased bad debt expense, which were partially offset by favorable product mix, price increases and lower expenses due to cost reduction efforts.
Commercial Heating & Cooling
The following table details our Commercial Heating & Cooling segment’s net sales and profit for the third quarters of 2008 and 2007 (dollars in millions):

	Third Quarter
	2008	2007	Difference	% Change
Net sales	$251.4	$255.1	$(3.7)	(1.5)%
Profit	40.3	37.8	2.5	6.6
% of net sales	16.0%	14.8%
Our domestic operations experienced unfavorable sales mix as the prior year’s results contained a relatively high level of newly introduced premium products that did not recur in the current year quarter. Additionally, volumes were lower on a year-over-year basis primarily due to the continued softening in our retail national account business as customers deferred new store openings. The unfavorable product mix and reduced volumes were partially offset by moderate price increases. Strong sales volumes in Europe also partially offset the softness in our domestic sales. The favorable impact of changes in foreign currency exchange rates increased net sales by $7.6 million.
The increase in segment profit was due primarily to moderate price increases, reduced manufacturing and administrative costs primarily in our domestic operations and lower commissions. These were partially offset by unfavorable product mix, increased commodity costs and lower sales volumes.
Service Experts
The following table details our Service Experts segment’s net sales and profit for the third quarters of 2008 and 2007 (dollars in millions):

	Third Quarter
	2008	2007	Difference	% Change
Net sales	$168.0	$183.9	$(15.9)	(8.6)%
Profit	4.5	9.2	(4.7)	(51.1)
% of net sales	2.7%	5.0%
The decrease in net sales was primarily due to decline in the residential new construction market and residential service and replacement market resulting from the weakness of the U.S. economy. Sales volumes for the quarter were also negatively impacted by milder temperatures than normal during the quarter.
The decrease in segment profit was primarily due to the decrease in sales volume, unfavorable sales mix and higher year-over-year customer contact center implementation costs. Sales mix adversely impacted segment profit due to a decrease in replacement sales as customers opted to repair units instead of replace them. These factors were offset by lower commissions due to lower volumes, lower advertising expenditures and cost controls that resulted in lower personnel-related expense.
Refrigeration
The following table details our Refrigeration segment’s net sales and profit for the third quarters of 2008 and 2007 (dollars in millions):

	Third Quarter
	2008	2007	Difference	% Change
Net sales	$162.9	$157.5	$5.4	3.4%
Profit	16.7	17.8	(1.1)	(6.2)
% of net sales	10.3%	11.3%

Net sales increased due to a favorable impact of changes in foreign currency exchange rates of $6.9 million and moderate price increases implemented primarily in our domestic operations as a result of higher commodity and component costs. These favorable items were partially offset by decreases in unit volumes in our South American, European, Australian and domestic operations.
The decrease in segment profit was primarily due to lower sales volumes, increased commodity costs and manufacturing inefficiencies primarily as a result of manufacturing rationalization activities at affected locations. These unfavorable impacts to segment profit were partially offset by the price increases noted above, favorable foreign currency exchange rates, and lower administrative expenses due to tight cost controls.
Corporate and Other
Corporate and other expenses decreased to $16.3 million in 2008 from $23.4 million in 2007. The decrease was primarily driven by reduced stock-based and incentive compensation expenses, pension costs, group insurance and other cost control measures, which were partially offset by increased expense related to foreign currency exchange rates. The decrease in stock-based compensation expense was primarily due to an increase in forfeiture rates and a decrease in the estimated pay-out percentage on outstanding performance share units in the third quarter of 2008 as compared to the same period in 2007. The decrease in pension costs was primarily due to settlement charges taken in the prior year quarter.
Year-to-Date Through September 30, 2008 Compared to Year-to-Date Through September 30, 2007 – Consolidated Results
Net Sales
Our Residential and Commercial Heating & Cooling and Service Experts segments had decreases in net sales resulting from lower unit volumes and overall unfavorable product mix changes, offset by moderate price increases. Net sales increased in our Refrigeration segment largely due to favorable changes in foreign currency exchange rates. The favorable impact of foreign currency translation increased consolidated net sales by $80.0 million.
Gross Profit
Year-to-date gross profit margin increased by 0.5% for 2008 compared to 2007 due to manufacturing efficiencies. Price increases partially offset increases in commodity and component costs.
Selling, General and Administrative Expenses
SG&A expenses for the first three quarters decreased to $570.8 million in 2008 compared to $582.7 million in 2007. As a percentage of total net sales, SG&A expenses were 20.8% for 2008 and 20.4% for 2007. The decrease in SG&A expenses was primarily due to lower stock-based and incentive compensation expenses, legal and professional fees, commissions, group insurance, advertising and promotional costs, pension costs and favorable foreign currency exchange rates. These decreases in expenses relative to the prior period in 2007 were partially offset by increased selling, bad debt and research and development expenses.
Losses (Gains) and Other Expenses, Net
Losses (Gains) and other expenses, net for the first three quarters of 2008 and 2007 included the following (in millions):

	Year-to-date September 30,
	2008	2007
Realized gains on settled futures contracts not designated as cash flow hedges	$(1.2)	$(3.1)
Unrealized losses on unsettled futures contracts not designated as cash flow hedges	0.5	0.9
Ineffective portion of losses on cash flow hedges	0.1	0.1
Other items, net	(4.0)	(3.1)

Losses (Gains) and other expenses, net	$(4.6)	$(5.2)

The decrease in realized gains on settled futures contracts not designated as cash flow hedges was primarily due to decreases in commodity prices relative to the futures contract prices during the first three quarters of 2008 as compared to the same period in 2007. For more information, see Note 15 in the Notes to our Consolidated Financial Statements. The increase in other items was primarily due to a favorable catch-up adjustment of $4.5 million related to foreign currency fluctuations on intercompany loans.
Restructuring Charges
We recognized $18.9 million and $14.2 million in restructuring charges in the first three quarters of 2008 and 2007, respectively. Restructuring charges incurred during the first three quarters of 2008 primarily related to manufacturing rationalization activities.
As part of our ongoing cost reduction initiatives in our manufacturing operations, during the first three quarters of 2008, we incurred restructuring charges of $5.8 million related to the previously announced closing of our Refrigeration operations in Danville, Illinois and the consolidation of our Danville manufacturing, support, and warehouse functions into our Tifton, Georgia and Stone Mountain, Georgia operations. Additionally, we began the transition of production of selected Refrigeration products currently manufactured in Milperra, Australia to a sister facility in Wuxi, China and incurred $3.0 million in restructuring charges related to this action. We announced plans to transition production of certain Residential Heating & Cooling products from our Marshalltown, Iowa manufacturing facility to our new manufacturing operation in Saltillo, Mexico and recorded $2.1 million of restructuring charges in connection with this activity. We also recorded additional restructuring charges of $1.7 million in 2008 related to the previously announced closure of our Lynwood, California operations and consolidation of our U.S. factory-built fireplace manufacturing operations in our facility in Union City, Tennessee. We commenced the transition of production of certain Refrigeration products currently manufactured near Madrid, Spain to another facility in Genas, France and incurred $0.7 million in restructuring charges related to this action. We also commenced the transition of production of certain Residential Heating & Cooling products currently manufactured in Blackville, South Carolina to another facility in Orangeburg, South Carolina and recorded severance charges of $0.5 million related to this action.
We also restructured certain administrative functions during the third quarter of 2008. In the third quarter of 2008, we consolidated and reorganized the administrative functions of our Commercial business unit in Northern Europe and recorded a restructuring charge for severance of $2.6 million related to this action. We also took actions to eliminate administrative positions in our Refrigeration business unit in Europe and at our corporate headquarters and recorded $0.8 million as severance in restructuring charges.
Restructuring charges incurred during the first three quarters of 2007 primarily related to the reorganization of our corporate administrative function and manufacturing rationalization activities, including the consolidation of our U.S. factory-built fireplace manufacturing operations and the Allied Air Enterprises consolidation.
Total cash paid for restructuring activities during the first three quarters of 2008 was $22.1 million. This amount was primarily composed of severance payments related to the elimination of the position of chief administrative officer and severance related to manufacturing rationalizations and corporate reorganizations.
Results from Equity Method Investments
Investments in affiliates in which we do not exercise control but have significant influence are accounted for using the equity method of accounting. Income from equity method investments decreased to $8.0 million for the first three quarters of 2008 as compared to $8.9 million in the same period of 2007. The decrease was due to the performance of our U.S. joint venture in compressor manufacturing.
During the first three quarters of 2008, we also recorded a $2.3 million impairment charge related to our investment in a joint venture in Thailand.
Interest Expense, Net
Interest expense, net, increased $5.5 million to $10.3 million for the first three quarters of 2008 from $4.8 million for the same period in 2007. The increase in interest expense was primarily attributable to higher debt balances as the result of increased borrowing related to our share repurchases.

Provision for Income Taxes
The provision for income taxes was $68.9 million for the first three quarters of 2008 compared to $69.3 million for the same period in 2007. The effective tax rate was 38.0% and 34.8% for the first three quarters of 2008 and 2007, respectively. Our effective rates differ from the statutory federal rate of 35% for certain items, such as state and local taxes, non-deductible expenses, foreign operating losses for which no tax benefits have been recognized and foreign taxes at rates other than 35%. Our effective rate was also impacted in 2008 by a non-deductible impairment charge and in 2007 by a $3.2 million benefit from a change in estimated gain from the prior year. We anticipate that our effective rate for the full year 2008 will be approximately 37%.
Year-to-Date Through September 30, 2008 Compared to Year-to-Date Through September 30, 2007 – Results by Segment
Residential Heating & Cooling
The following table details our Residential Heating & Cooling segment’s year-to-date net sales and profit for 2008 and 2007 (dollars in millions):

	Year-to-date
	September 30,
	2008	2007	Difference	% Change
Net sales	$1,193.9	$1,315.5	$(121.6)	(9.2)%
Profit	118.5	143.2	(24.7)	(17.2)
% of net sales	9.9%	10.9%
The decrease in net sales was primarily due to a decrease in unit volumes. Unit volumes were generally lower across the residential HVAC industry due to softness in the residential new construction market. The decrease was partially offset by a favorable change in product mix towards our premium products and moderate price increases. The favorable impact of changes in foreign currency exchange rates increased net sales by $10.0 million.
Segment profit decreased primarily due to the unfavorable impact of lower unit volumes, increased commodity costs and increased bad debt expense, which were partially offset by favorable product mix, price increases and a reduction in warranty expense due to lower expected failure rates and lower expenses due to cost reduction efforts.
Commercial Heating & Cooling
The following table details our Commercial Heating & Cooling segment’s year-to-date net sales and profit for 2008 and 2007 (dollars in millions):

	Year-to-date
	September 30,
	2008	2007	Difference	% Change
Net sales	$646.1	$650.6	$(4.5)	(0.7)%
Profit	73.2	76.6	(3.4)	(4.4)
% of net sales	11.3%	11.8%
Our domestic operations experienced lower sales volumes on a year-over-year basis primarily due to the softening in our retail national account business as customers deferred new store openings. These reductions were partially offset by price increases. The favorable impact of changes in foreign currency exchange rates increased net sales by $28.1 million.
The reduced segment profit was due primarily to lower sales volumes, increased commodity costs, overall unfavorable mix and higher freight and distribution costs. These were partially offset by price increases and reduced manufacturing costs primarily in our domestic operations.

Service Experts
The following table details our Service Experts segment’s year-to-date net sales and profit for 2008 and 2007 (dollars in millions):

	Year-to-date
	September 30,
	2008	2007	Difference	% Change
Net sales	$491.0	$512.0	$(21.0)	(4.1)%
Profit	10.8	18.4	(7.6)	(41.3)
% of net sales	2.2%	3.6%
The decrease in net sales was primarily due to the decline in the residential new construction and residential service and replacement markets resulting from the weakness of the U.S. economy. The favorable impact of changes in foreign currency exchange rates increased net sales by $8.4 million.
The decrease in segment profit was primarily due to lower sales volumes, lower margins, higher legal costs and higher customer contact center implementation costs. These were offset by lower commissions due to lower volumes, lower advertising expenditures and tight cost controls that resulted in lower personnel-related expense.
Refrigeration
The following table details our Refrigeration segment’s year-to-date net sales and profit for 2008 and 2007 (dollars in millions):

	Year-to-date
	September 30,
	2008	2007	Difference	% Change
Net sales	$486.8	$450.1	$36.7	8.2%
Profit	48.9	46.6	2.3	4.9
% of net sales	10.0%	10.4%
Net sales increased due to a favorable impact of changes in foreign currency exchange rates of $34.7 million. This favorable impact was supplemented by price increases in our domestic operations. Price increases were implemented as the result of higher commodity and component costs. These favorable items were partially offset by decreases in unit volumes in our European and Australian operations.
The increase in segment profit was primarily due to the impact of price increases and favorable foreign currency exchange rates noted above. These favorable impacts to segment profit were partially offset by the effects of volume decreases, increased commodity costs and manufacturing inefficiencies.
Corporate and Other
Corporate and other expenses decreased to $37.2 million in 2008 from $64.2 million in 2007. The decrease was primarily driven by expense reduction in compliance activities, stock-based and incentive compensation, professional fees, foreign currency gains and overall tight budgetary controls. The decrease in stock-based compensation expense was primarily due to an increase in forfeiture rates and a decrease in the estimated pay-out percentage on outstanding performance share units in the first nine months of 2008 as compared to the same period in 2007. A portion of the decrease in Corporate and other expenses was composed of the favorable catch-up adjustment related to foreign currency in the second quarter.
Liquidity and Capital Resources
Our working capital and capital expenditure requirements are generally met through internally generated funds, bank lines of credit and a revolving period asset securitization arrangement. Working capital needs are generally greater in the first and third quarter due to the seasonal nature of our business cycle.
As of September 30, 2008, our financial leverage increased compared to September 30, 2007, primarily due to an increase of $241.0 million in our outstanding debt balances as well as a reduced stockholders’ equity balance due to share repurchases. Higher debt was primarily due to an increase in borrowings to fund the repurchase of approximately 14.2 million shares of our common stock for $500 million since June 30, 2007 under our share repurchase plan that concluded in the second quarter of 2008.

The following table summarizes our cash activity for the three quarters ended September 30, 2008 and 2007 (in millions):

	Year-to-date
	September 30,
	2008	2007
Net cash provided by operating activities	$138.8	$110.5
Net cash used in investing activities	(43.5)	(69.0)
Net cash used in financing activities	(134.9)	(101.4)
Net Cash Provided by Operating Activities
Net cash provided by operating activities was $138.8 million compared to $110.5 million in 2007. The favorable comparison of cash from operating activities was due to a reduced use of cash for accounts receivable, inventory, and income taxes payable in the first three quarters of 2008 compared to the same period in 2007. Seasonal increases in inventory and accounts receivable typically result in a use of cash through the first three quarters of the year. However, the seasonal growth in inventory of $34.1 million for the first nine months of 2008 was lower than the $45.1 million growth in the same period in 2007 due to our planned adjustments to the production and inventory levels to reflect the continued declines in the residential markets. The seasonal growth in accounts receivable of $79.4 million for the first three quarters of 2008 was also lower than the $111.3 million growth in the same period in 2007 primarily due to an increased focus on collection activities and, to a lesser extent, lower net sales. Lower income tax payments in the first three quarters of 2008, as compared to the same period in 2007, enhanced operating cash flows. These changes were partially offset by increased payments for restructuring activities for the first three quarters of 2008 compared to the same period in 2007.
Net Cash Used in Investing Activities
Net cash used in investing activities was $43.5 million in the first three quarters of 2008 compared to $69.0 million in the same period in 2007. This decrease was primarily driven by the net purchases of short-term investments of $6.7 million in the first three quarters of 2008 compared to net purchases of $25.0 million in the same period in 2007. Capital expenditures of $37.3 million and $44.5 million in 2008 and 2007, respectively, were primarily for purchases of production equipment in the manufacturing plants in our Residential Heating & Cooling and Commercial Heating & Cooling segments.
Net Cash Used in Financing Activities
Net cash used in financing activities was $134.9 million in the first three quarters of 2008 compared to $101.4 million in the same period in 2007. We paid a total of $32.4 million in dividends on our common stock in the first three quarters of 2008 compared to $35.0 million for the same period in 2007. Net short-term and revolving long-term borrowings totaled approximately $176.9 million in the first three quarters of 2008 as compared to $51.3 million for the same period in 2007. During the first three quarters of 2008, we used approximately $307.6 million to repurchase 8,304,643 shares of our common stock under our share repurchase plan and 306,510 shares of our common stock to satisfy tax withholding obligations in connection with the exercise of stock appreciation rights and the distribution of shares of our common stock pursuant to vested performance share units.
The following tables summarize our outstanding debt obligations and the classification in the accompanying Consolidated Balance Sheets as of September 30, 2008 and December 31, 2007 (in millions):

Description of Obligation	Short-Term	Current	Long-Term
As of September 30, 2008	Debt	Maturities	Maturities	Total
Domestic promissory notes (1)	$—	$11.1	$35.0	$46.1
Domestic revolving credit facility	—	—	333.0	333.0
Other obligations	5.4	0.1	16.9	22.4

Total Debt	$5.4	$11.2	$384.9	$401.5

Description of Obligation	Short-Term	Current	Long-Term
As of December 31, 2007	Debt	Maturities	Maturities	Total
Domestic promissory notes (1)	$—	$36.1	$35.0	$71.1
Domestic revolving credit facility	—	—	131.0	131.0
Other obligations	4.8	0.3	0.7	5.8

Total Debt	$4.8	$36.4	$166.7	$207.9

(1)	Domestic promissory notes as of September 30, 2008 and December 31, 2007 consisted of the following (in millions):

	As of	As of
	September 30,	December 31,
	2008	2007
6.73% promissory notes, payable $11.1 annually through 2008	$11.1	$11.1
6.75% promissory notes, payable in 2008	—	25.0
8.00% promissory note, payable in 2010	35.0	35.0

Total domestic promissory notes	$46.1	$71.1

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
As of September 30, 2008, we had outstanding borrowings of $333.0 million under the $650.0 million domestic revolving credit facility and $115.6 million was committed to standby letters of credit. All of the remaining $201.4 million was available for future borrowings after consideration of covenant limitations. The facility matures in October 2012.
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
In addition to the financial covenants contained in the Credit Agreement outlined above, our domestic promissory notes contain certain financial covenant restrictions. As of September 30, 2008, we were in compliance with all covenant requirements. Our revolving credit facility and promissory notes are guaranteed by our material subsidiaries.
We have additional borrowing capacity through several foreign facilities governed by agreements between the company and a syndicate of banks, used primarily to finance the seasonal borrowing needs of our foreign subsidiaries. We had $6.1 million and $5.8 million of obligations outstanding through our foreign subsidiaries as of September 30, 2008 and December 31, 2007, respectively.

Under a revolving period asset securitization arrangement, we are eligible to transfer beneficial interests in a portion of our trade accounts receivable to third parties in exchange for cash. Our continued involvement in the transferred assets is limited to servicing. These transfers are accounted for as sales rather than secured borrowings. The fair values assigned to the retained and transferred interests are based primarily on the receivables’ carrying value given the short term to maturity and low credit risk. As of September 30, 2008 and December 31, 2007, we had not sold any beneficial interests in accounts receivable. The maximum amount available under the securitization arrangement depends on the amount of qualifying accounts receivable. The maximum amount available was $119.5 million and $102.7 million as of September 30, 2008 and December 31, 2007, respectively.
Cash and Short-Term Investments
We consider all highly liquid temporary investments with original maturity dates of three months or less to be cash equivalents. Cash and cash equivalents of $107.1 million and $145.5 million as of September 30, 2008 and December 31, 2007, respectively, consisted of cash, overnight repurchase agreements and investment grade securities and are stated at cost, which approximates fair value.
As of September 30, 2008 and December 31, 2007, $20.7 million and $20.2 million, respectively, of cash and cash equivalents were restricted primarily due to routine lockbox collections and letters of credit issued with respect to the operations of our captive insurance subsidiary, which expire on December 31, 2008, and will be renewed upon expiration. These letter of credit restrictions can be transferred to our revolving lines of credit as needed.
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
We periodically review our capital structure, including our primary bank facility, to ensure that it has adequate liquidity. We also monitor the credit ratings and other relevant public information for the banks participating in our bank facility to assess the continued availability of lending capacity. We believe that cash flows from operations, as well as available borrowings under our revolving credit facility and other existing sources of funding, will be sufficient to fund our operations for the foreseeable future and share repurchases during the term of the 2008 Share Repurchase Plan.
During the third quarter of 2008, we amended the lease agreement for our corporate headquarters. While the same party continues to be the lessor under the lease, the amendment, among other things, replaced the debt participant and moderately increased the rent payments.  The amendment also provides for consistency of financial covenants with our revolving credit agreement and we are in compliance with these financial covenants.  The lease will continue to be accounted for as an operating lease.
During the nine months ended September 30, 2008, we expanded our Tifton, Georgia manufacturing facility using the proceeds from Industrial Development Bonds (“IDBs”). We entered into a lease agreement with the owner of the property and the issuer of the IDBs, and through our lease payments fund the interest payments to investors in the IDBs. We also guaranteed the repayment of the IDBs and entered into letters of credit totaling $16.3 million to fund a potential repurchase of the IDBs in the event that investors exercised their right to tender the IDBs to the Trustee. On September 25, 2008, the investors tendered the IDBs to the Trustee. At September 30, 2008, we recorded both a long-term asset and a corresponding long-term obligation of $16.3 million related to these transactions. The Remarketing Agent has the obligation to remarket the IDBs to third-party investors and will continue to do so on a “best efforts” basis.
As a result of the recent declines in the securities markets as a whole, the fair value of pension plan assets has also declined.  A sustained decline in fair value of pension plan assets could result in increased pension contributions.

Off-Balance Sheet Arrangements
In addition to the revolving and term loans described above, we utilize the following financing arrangements in the course of funding our operations:
•	We are eligible to transfer beneficial interests in a portion of our trade accounts receivable to third parties in exchange for cash through the use of a revolving period asset securitization arrangement. Our continued involvement in the transferred assets is limited to servicing. These transfers are accounted for as sales rather than secured borrowings and are reported as a reduction of Accounts and Notes Receivable, Net in the Consolidated Balance Sheets. As of September 30, 2008 and December 31, 2007, respectively, we had not sold any such accounts receivable.
•	We also lease real estate and machinery and equipment pursuant to leases that, in accordance with generally accepted accounting principles, are not capitalized on the balance sheet, including high-turnover equipment such as autos and service vehicles and short-lived equipment such as personal computers.
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
Fair Value Techniques
Our valuation techniques are applied to all of the assets and liabilities carried at fair value as of January 1, 2008, upon adoption of SFAS No. 157. Where available, the fair values are based upon quoted prices in active markets. However, if quoted prices are not available, then the fair values are based upon quoted prices for similar assets or liabilities or independently sourced market parameters, such as credit default swap spreads, yield curves, reported trades, broker/dealer quotes, interest rates and benchmark securities. For assets and liabilities with a lack of observable market activity, if any, the fair values are based upon discounted cash flow methodologies incorporating assumptions that, in our judgment, reflect the assumptions a marketplace participant would use. To ensure that financial assets and liabilities are recorded at fair value, valuation adjustments may be required to reflect either party’s creditworthiness and ability to pay. Where appropriate, these amounts were incorporated into our valuations as of September 30, 2008, the measurement date.
Our adoption of SFAS No. 157 has resulted in changes to the valuation techniques used when determining the fair value of our derivative instruments. These derivatives are primarily valued using estimated future cash flows that are based directly on observed prices from exchange-traded derivatives and therefore have been classified as Level 2. We also take into account the counterparty’s creditworthiness, or our own creditworthiness, as appropriate. An adjustment has been recorded in order to reflect the risk of credit default, but these adjustments have been insignificant to the overall value of the derivatives. The effect of adopting these changes to the valuation techniques was not material.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Our results of operations can be affected by changes in exchange rates. Net sales and expenses in foreign currencies are translated into U.S. dollars for financial reporting purposes based on the average exchange rate for the period. Net sales from outside the United States represented 29.3% and 26.4% and 29.4% and 25.6% of total net sales for the three and nine months ended September 30, 2008 and 2007, respectively. Historically, foreign currency translation gains or losses have not had a material effect on our overall operations. As of September 30, 2008, the impact to net income of a 10% change in exchange rates is estimated to be approximately $5.2 million on a year-to-date basis.
We enter into commodity futures contracts to stabilize prices expected to be paid for raw materials and parts containing high copper and aluminum content. These contracts are for quantities equal to or less than quantities expected to be consumed in future production. As of September 30, 2008, we had metal futures contracts maturing at various dates through January 2010 with a fair value of a liability of $6.3 million. The impact of a 10% change in commodity prices would not have a significant impact on our results from operations on an annual basis, absent any other contravening actions.
Our results of operations can be affected by changes in interest rates due to variable rates of interest on our revolving credit facilities. A 100 basis point change in interest rates would impact our results of operations by approximately $2.6 million.
Item 4. Controls and Procedures.
Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2008 in alerting them in a timely manner to material information required to be disclosed by us in the reports we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934.
Changes in Internal Control Over Financial Reporting
During the quarter ended September 30, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The information set forth in Note 18 in the Notes to the Consolidated Financial Statements set forth in Part I, Item 1, of this Quarterly Report on Form 10-Q regarding our repurchases of equity securities during the third quarter of 2008 is incorporated in this Item 2 by reference.
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

Date: October 30, 2008	LENNOX INTERNATIONAL INC.

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