Form 10-K
period 2008-12-31
LENNOX INTERNATIONAL INC
filed 2009-02-26
CIK 1069202

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑

As of June 30, 2008, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $1,210,568,000 based on the closing price of the registrant’s common stock on the New York Stock Exchange on such date. Common stock held by non-affiliates excludes common stock held by the registrant’s executive officers, directors and stockholders whose ownership exceeds 5% of the common stock outstanding at June 30, 2008. As of February 17, 2009, there were 55,119,211 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2009 Annual Meeting of Stockholders to be held on May 21, 2009 are incorporated by reference into Part III of this report.

LENNOX INTERNATIONAL INC.

FORM 10-K
For the Fiscal Year Ended December 31, 2008

INDEX

i

PART I

Item 1.	Business

References in this Annual Report on Form 10-K to “we,” “our,” “us,” “LII” or the “Company” refer to Lennox International Inc. and its subsidiaries, unless the context requires otherwise.

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

Shown below are our four business segments, the key products and brand names within each segment and 2008 net sales by segment. Segment financial data for 2008, 2007 and 2006, including financial information about foreign and domestic operations, is included in Note 21 of the Notes to our Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” and is incorporated herein by reference.

			2008 Net Sales
Segment	Products/Services	Brand Names	(In millions)

Residential Heating & Cooling	Furnaces, air conditioners, heat pumps, packaged heating and cooling systems, indoor air quality equipment, pre-fabricated fireplaces, freestanding stoves	Lennox, Armstrong Air, Ducane, Aire-Flo, AirEase, Concord, Magic-Pak, Advanced Distributor Products, Superior, Whitfield, Country Stoves, Security Chimneys	$1,493.4
Commercial Heating & Cooling	Unitary heating and air conditioning equipment, applied systems	Lennox, Allied Commercial	835.3
Service Experts	Sales, installation and service of residential and light commercial heating and cooling equipment	Service Experts, various individual service center names	626.6
Refrigeration	Chillers, condensing units, unit coolers, fluid coolers, air cooled condensers, air handlers	Bohn, Larkin, Climate Control, Chandler Refrigeration, Heatcraft Worldwide Refrigeration, Friga-Bohn, HK Refrigeration, Kirby, Lovelocks, Frigus-Bohn	618.2
Eliminations			(92.1)

		Total	$3,481.4

We were founded in 1895 in Marshalltown, Iowa when Dave Lennox, the owner of a machine repair business for the railroads, successfully developed and patented a riveted steel coal-fired furnace, which was substantially more durable than the cast iron furnaces used at that time. Manufacturing these furnaces grew into a significant business and was diverting the Lennox Machine Shop from its core focus. As a result, in 1904, a group of investors headed by D.W. Norris bought the furnace business and named it the Lennox Furnace Company. We reincorporated as a Delaware corporation in 1991 and completed our initial public offering in 1999. Over the years, D.W. Norris ensured ownership was distributed to succeeding generations of his family. We believe a portion of our outstanding common stock is currently broadly distributed among descendants of, or persons otherwise related to, D.W. Norris.

Products and Services

Residential Heating & Cooling

Heating & Cooling Products.  We manufacture and market a broad range of furnaces, air conditioners, heat pumps, packaged heating and cooling systems, accessories to improve indoor air quality, replacement parts and related products for both the residential replacement and new construction markets in North America. These products are available in a variety of designs and efficiency levels and at a range of price points, and are intended to provide a complete line of home comfort systems. We believe that by maintaining a broad product line marketed under multiple brand names, we can address different market segments and penetrate multiple distribution channels.

The “Lennox” and “Aire-Flo” brands are sold directly to a network of approximately 7,000 installing dealers, making us one of the largest wholesale distributors of residential heating and air conditioning products in North America. The “Armstrong Air,” “Ducane,” “AirEase,” “Concord,” “Magic-Pak” and “Advanced Distributor Products” brands are sold through independent distributors.

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

Hearth Products.  Our hearth products include factory-built gas, wood-burning and electric fireplaces; free standing wood-burning, pellet and gas stoves: wood-burning, pellet and gas fireplace inserts; gas logs, venting products and accessories. Many of the fireplaces are built with a blower or fan option and are efficient heat sources as well as attractive amenities to the home. We currently market our hearth products under the “Lennoxtm,” “Superiortm,” “Whitfieldtm,” “Country tm Collection” and “Securitytm Chimneys” brand names.

Commercial Heating & Cooling

North America.  In North America, we manufacture and sell unitary heating and cooling equipment used in light commercial applications, such as low-rise office buildings, restaurants, retail centers, churches and schools, as opposed to larger applied systems. Our product offerings for these applications include rooftop units ranging from two to 50 tons of cooling capacity and split system/air handler combinations, which range from 1.5 to 20 tons. These products are distributed primarily through commercial contractors and directly to national account customers. We believe the success of our products is attributable to their efficiency, design flexibility, total cost of ownership, low life-cycle cost, ease of service and advanced control technology.

Europe.  In Europe, we manufacture and sell unitary products, which range from two to 70 tons, and applied systems with up to 200 tons of cooling capacity. Our European products consist of small package units, rooftop units, chillers, air handlers and fan coils that serve medium-rise commercial buildings, shopping malls, other retail and entertainment buildings, institutional applications and other field-engineered applications. We manufacture heating and cooling products in several locations in Europe and market these products through both direct and indirect distribution channels in Europe, Russia, Turkey and the Middle East.

Service Experts

Approximately 116 (including seven service centers classified as discontinued operations) company-owned Service Experts dealer service centers provide installation, preventive maintenance, emergency repair and replacement of heating and cooling systems directly to residential and light commercial customers in metropolitan areas in the U.S. and Canada. In connection with these services, we sell a wide range of our manufactured equipment, parts and supplies, and third-party branded products. We focus primarily on service and replacement opportunities, which we believe are more stable and profitable than new construction in our Service Experts segment. We use a portfolio of management procedures and best practices, including standards of excellence for customer service, a training program for new general managers, common information technology systems and financial controls, regional accounting centers and an inventory management program designed to enhance the quality, effectiveness and profitability of operations.

Refrigeration

We manufacture and market equipment for the global commercial refrigeration market through subsidiaries organized under the Heatcraft Worldwide Refrigeration name. These products are sold to distributors, installing contractors, engineering design firms, original equipment manufacturers and end users.

North America.  Our commercial refrigeration products for the North American market include condensing units, unit coolers, fluid coolers, air-cooled condensers, compressor racks and air handlers. These products are sold for cold storage applications, primarily to preserve food and other perishables, and are used by supermarkets, convenience stores, restaurants, refrigerated warehouses and distribution centers. As part of the sale of commercial refrigeration products, we routinely provide application engineering for consulting engineers, contractors and others. We also sell products for non-cold storage applications, such as telecommunications and medical applications.

International.  In international markets, we manufacture and market refrigeration products including condensing units, unit coolers, air-cooled condensers, fluid coolers, compressor racks and small chillers. We have manufacturing locations in Europe, Australia, Brazil and China. We also own a 50% common stock interest in a joint venture in Mexico that produces unit coolers, air-cooled condensers, condensing units and compressor racks of the same design and quality as those manufactured by us in the U.S. This venture product line is complemented with imports from the U.S., which are sold through the joint venture’s distribution network. We also own a 9% common stock interest in a manufacturer in Thailand that produces compressors for use in our products and for other HVACR customers as well.

Business Strategy

Our business strategy is to sustain and expand our premium market position through organic growth and acquisitions while increasing our focus on cost reductions to drive margin expansion and support growth into target business segments. This strategy is supported by five strategic priorities that are underlined by our values and our people. The five strategic priorities are:

Innovative Product and System Solutions

In all of our markets, we are continually building on our heritage of innovation by developing commercial, residential, and refrigeration products that give business owners and families more precise control over more aspects of their indoor environments, while significantly lowering their energy costs.

Manufacturing and Sourcing Excellence

We maintain our commitment to manufacturing and sourcing excellence by driving low-cost assembly through rationalization of our facilities and product lines, maximizing factory efficiencies, and leveraging our purchasing power and sourcing initiatives to expand the use of low-cost components.

Distribution Excellence

By investing resources in expanding our distribution network, we are making products available to our customers in a timely, cost-efficient manner. Additionally, we are providing enhanced dealer support through the use of technology, training and advertising and merchandising.

Geographic Expansion

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

An example of the competitive strength of our marketing and distribution strategy is in the North American residential heating and cooling market in which we use three distinctly different distribution approaches: the one-step distribution system, the two-step distribution system and sales made directly to end-users. We distribute our “Lennox” and “Aire-Flo” brands in a one-step process directly to dealers that install these heating and cooling products and, in some cases, we sell “Lennox” commercial products directly to national account customers. We distribute our “Armstrong Air,” “Ducane,” “AirEase,” “Concord,” “Magic-Pak” and “Advanced Distributor Products” brands through the traditional two-step distribution process pursuant to which we sell our products to distributors who, in turn, sell the products to installing contractors. In addition, we provide heating and cooling replacement products and services directly to consumers through company-owned Service Experts dealer service centers.

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

Strategic Sourcing

We rely on various suppliers to furnish the raw materials and components used in the manufacturing of our products. To maximize our buying effectiveness in the marketplace, our central strategic sourcing group consolidates required purchases of materials, components and indirect items across business segments. The goal of the strategic sourcing group is to develop global strategies for a given component group, concentrate purchases with three to five suppliers and develop long-term relationships with these vendors. There are often several alternative suppliers for our key raw material and component needs. By developing these strategies and relationships, we leverage our material spend for reduced costs and improved financial and operating performance. Compressors, motors and controls constitute our most significant component purchases, while steel, copper and aluminum account for the bulk of our raw material purchases. We own equity interests in joint ventures that manufacture compressors. These joint ventures provide us with compressors for our residential, commercial and refrigeration businesses.

Our centrally led supplier development group works with selected suppliers to reduce their costs and improve their quality and delivery performance. We seek to accomplish this by employing the same business excellence tools utilized by our four business segments to drive improvements in the area of lean manufacturing and six sigma, a disciplined, data-driven approach and methodology for improving quality.

Research and Development and Technology

An important part of our growth strategy is continued investment in research and product development to both develop new products and make improvements to existing product lines. As a result, we spent an aggregate of $46.5 million, $43.0 million and $42.2 million on research and development during 2008, 2007 and 2006, respectively. We operate a global engineering and technology organization that focuses on new technology invention, product development, and process improvements.

Intellectual property and innovative designs are leveraged across our businesses. We leverage product development cycle time improvement and product data management systems to commercialize new products to market more rapidly. We use advanced, commercially available computer-aided design, computer-aided manufacturing, computational fluid dynamics and other sophisticated design tools to streamline the design and manufacturing processes. We use complex computer simulations and analyses in the conceptual design phase before functional prototypes are created.

We also operate a full line of prototype machine equipment and advanced laboratories certified by applicable industry associations.

Seasonal Nature of Business

Our sales and related segment profit tend to be seasonally higher in the second and third quarters of the year because summer is the peak season for sales of air conditioning equipment and services in the U.S. and Canada.

The North American HVAC market is driven by seasonal weather patterns. HVAC products and services are sold year round, but the volume and mix of product sales and service change significantly by season. The industry ships roughly twice as many units during June as it does in December. Overall, cooling equipment represents a substantial portion of the annual HVAC market. In between the heating season (roughly November through February) and cooling season (roughly May through August) are periods commonly referred to as shoulder seasons when the distribution channel transitions its buying patterns from one season to the next. These seasonal fluctuations in mix and volume drive our sales and related segment profit, resulting in somewhat higher sales in the second and third quarters due to the larger cooling season relative to the heating season.

Patents and Trademarks

We hold numerous patents that relate to the design and use of our products. We consider these patents important, but no single patent is material to the overall conduct of our business. We proactively obtain patents to further our strategic intellectual property objectives. We own or license several trademarks we consider important in the marketing of our products, including Lennox®, Armstrong Airtm, Ducanetm, Allied Commercialtm, Advanced Distributor Products®, Aire-Flo®, AirEase®, Concord®, Magic-Paktm, Superior®, Whitfield®, Earth Stovetm, Security Chimneystm, Country Stovestm, Service Experts®, Bohntm, Larkintm, Climate Controltm, Chandler Refrigeration®, Kirbytm, Heatcraft Worldwide Refrigerationtm, Lovelockstm, HK Refrigerationtm, Frigus-Bohntm and Friga-Bohntm.

Competition

Substantially all markets in which we participate are highly competitive. The most significant competitive factors we face are product reliability, product performance, service and price, with the relative importance of these factors varying among our businesses. In our Service Experts segment, we face competition from thousands of independent dealers, as well as dealers owned by utility companies. Listed below are some of the companies we view as significant competitors in the three other segments we serve, with relevant brand names, when different from the company name, shown in parentheses.

•	Residential Heating & Cooling — United Technologies Corp. (Carrier, Bryant, Tempstar, Comfortmaker, Heil, Arcoaire, Keeprite); Goodman Global, Inc. (Goodman, Amana); Ingersoll-Rand Company Limited

(Trane, American Standard); Paloma Co., Ltd. (Rheem, Ruud); Johnson Controls, Inc. (York, Weatherking); Nordyne (Westinghouse, Frigidaire, Tappan, Philco, Kelvinator, Gibson); HNI Corporation (Heatilator, Heat-n-Glo); and Monessen Hearth Company (Majestic).

•	Commercial Heating & Cooling — United Technologies Corp. (Carrier); Ingersoll-Rand Company Limited (Trane); Johnson Controls, Inc. (York); AAON, Inc.; and Daikin Industries, Ltd. (McQuay).

•	Service Experts — Local independent dealers; dealers owned by utility companies, i.e. Direct Energy; and national HVAC service providers such as Sears and American Residential Services.

•	Refrigeration — United Technologies Corp. (Carrier); Ingersoll-Rand Company Limited (Hussmann); Tecumseh Products Company; and Emerson Electric Co. (Copeland).

Employees

As of December 31, 2008, we employed approximately 13,500 employees, of whom approximately 5,500 were salaried and 8,000 were hourly. The number of hourly workers we employ may vary in order to match our labor needs during periods of fluctuating demand. Approximately 2,900 employees are represented by unions. We believe our relationships with our employees and with the unions representing our employees are good and we do not anticipate any material adverse consequences resulting from negotiations to renew any collective bargaining agreements.

Environmental Regulation

Our operations are subject to evolving and often increasingly stringent international, federal, state and local laws and regulations concerning the environment. Environmental laws that affect or could affect our domestic operations include, among others, the National Appliance Energy Conservation Act of 1987, as amended (“NAECA”), the Energy Policy Act, the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act, the National Environmental Policy Act, the Toxic Substances Control Act, any regulations promulgated under these acts and various other international, federal, state and local laws and regulations governing environmental matters. We believe we are in substantial compliance with such existing environmental laws and regulations.

Energy Efficiency.  We are subject to appliance efficiency regulations promulgated under NAECA and various state regulations concerning the energy efficiency of our products. The U.S. Department of Energy revised the national residential furnace and boiler standards, which become effective for manufacturers on November 19, 2015. On December 19, 2007, federal legislation was enacted authorizing the U.S. Department of Energy to study the establishment of regional efficiency standards for residential furnaces, air conditioners and heat pumps. We anticipate that the U.S. Department of Energy will consider establishing regional standards for furnaces and air conditioners during future rulemakings. The U.S. Department of Energy commenced its revision of the residential air conditioner and heat pump standards in 2008 with a likely effective date of 2016. We have established a process that we believe will allow us to offer new products that meet or exceed these new standards in advance of implementation. Similar new standards are being promulgated for commercial air conditioning and refrigeration equipment. We are actively involved in U.S. Department of Energy and Congressional activities related to energy efficiency standards. We are prepared to have compliant product in place in advance of the implementation of all such regulations being considered by the U.S. Department of Energy or Congress.

Refrigerants.  The use of hydrochlorofluorocarbons, or “HCFCs,” as a refrigerant for air conditioning and refrigeration equipment is common practice in the HVACR industry. However, international and country-specific regulations require the use of certain substances deemed to be ozone depleting, including HCFCs, to be phased out over a particular period of time. Under the Montreal Protocol and implementing regulations, the use of virgin HCFCs in new pre-charged equipment within the U.S. must be phased out by January 1, 2010. We, together with major chemical manufacturers, are reviewing and addressing the potential impact of these regulations on our product offerings and have developed and continue to develop new products that replace the use of HCFCs with the widely accepted hydroflurocarbons, or “HFCs,” and other approved substitutes. The U.S. Congress, Administration and other international regulatory bodies are considering steps to limit the future use of HFCs in our products and we have been an active participant in the ongoing international dialogue on this subject and believe we are well positioned to react in a timely manner to any changes in the regulatory landscape. In addition, we are taking proactive steps to implement responsible use principles and guidelines with respect to limiting refrigerants from escaping into the atmosphere throughout the life span of HVACR equipment.

Remediation Activity.  In addition to affecting our ongoing operations, applicable environmental laws can impose obligations to remediate hazardous substances at our properties, at properties formerly owned or operated by us and at facilities to which we have sent or send waste for treatment or disposal. We are aware of contamination at some of our facilities; however, based on facts presently known, we do not believe that any future remediation costs at such facilities will be material to our results of operations. At one site located in Brazil, we are currently evaluating the remediation efforts that may be required by applicable environmental laws related to the release of certain hazardous materials. We currently believe that the release of the hazardous materials occurred over an extended period of time, including a time when we did not own the site. Extensive investigations have been performed and we are in the process of pilot testing remediation technology on-site. Commencement of full-scale remediation is planned for 2009. For more information see Note 11 in the Notes to our Consolidated Financial Statements.

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

Certifications

We submitted the 2008 New York Stock Exchange (the “NYSE”) Annual CEO Certification regarding our compliance with the NYSE’s corporate governance listing standards to the NYSE on June 9, 2008.

The certifications of our Chief Executive Officer and Chief Financial Officer pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002 are filed and furnished, respectively, as exhibits to this Annual Report on Form 10-K.

Executive Officers of the Company

Our executive officers, their present positions and their ages are as follows:

Name	Age	Position

Todd M. Bluedorn	45	Chief Executive Officer
Prakash Bedapudi	42	Executive Vice President and Chief Technology Officer
Harry J. Bizios	59	Executive Vice President and President and Chief Operating Officer, LII Commercial Heating & Cooling
Scott J. Boxer	58	Executive Vice President and President and Chief Operating Officer, Service Experts
Susan K. Carter	50	Executive Vice President and Chief Financial Officer
David W. Moon	47	Executive Vice President and President and Chief Operating Officer, LII Worldwide Refrigeration
Daniel M. Sessa	44	Executive Vice President and Chief Human Resources Officer
John D. Torres	50	Executive Vice President, Chief Legal Officer and Secretary
Douglas L. Young	46	Executive Vice President and President and Chief Operating Officer, LII Residential Heating & Cooling
Roy A. Rumbough, Jr.	53	Vice President, Controller and Chief Accounting Officer

The following biographies describe the business experience of our executive officers:

Todd M. Bluedorn became chief executive officer and was elected to the Board of Directors of Lennox International in April 2007. Prior to Lennox International, Mr. Bluedorn served in numerous senior management positions for United Technologies since 1995, including President, Americas - Otis Elevator Company beginning in 2004; President, North America — Commercial Heating, Ventilation and Air Conditioning for Carrier Corporation beginning in 2001; and President, Hamilton Sundstrand Industrial beginning in 2000. He began his professional career with McKinsey & Company in 1992, after receiving an MBA from Harvard University in 1992 and serving in the United States Army as a combat engineer officer and United States Army Ranger from 1985 to 1990. He also holds a BS in Electrical Engineering from the United States Military Academy at West Point.

Prakash Bedapudi became Executive Vice President and Chief Technology Officer in July 2008. He had previously served as vice president, global engineering and program management for Trane Inc. Commercial Systems from 2006 through 2008, and as vice president, engineering and technology for Trane’s Residential Systems division from 2003 through 2006. Prior to his career at Trane, Mr. Bedapudi served in senior engineering leadership positions for GE Transportation Systems, a division of General Electric Company, and for Cummins Engine Company. He holds a BS in Mechanical/Automotive Engineering from Karnataka University, India and an MS in Mechanical/Aeronautical Engineering from the University of Cincinnati.

Harry J. Bizios was appointed Executive Vice President and President and Chief Operating Officer of LII’s Commercial Heating & Cooling segment in October 2006. Mr. Bizios had previously served as Vice President and General Manager, LII Worldwide Commercial Systems since 2005 and as Vice President and General Manager of Lennox North American Commercial Products from 2003 to 2005. Mr. Bizios began his career with LII in 1976 as an industrial engineer at LII’s manufacturing facility in Marshalltown, Iowa, subsequently serving in several senior leadership roles before being appointed Vice President and General Manager of Lennox Industries Commercial from 1998 to 2003. He holds a BS in Engineering Operations from Iowa State University.

Scott J. Boxer was appointed President and Chief Operating Officer of LII’s Service Experts segment in July 2003. He served as President of Lennox Industries Inc., an LII subsidiary, from 2000 to 2003. He joined LII in 1998 as Executive Vice President, Lennox Global Ltd. Prior to joining LII, Mr. Boxer spent 26 years with York International Corporation in various roles, including President, Unitary Products Group Worldwide, where he directed residential and light commercial heating and air conditioning operations. Mr. Boxer previously served as an Executive Board Member of the Air-Conditioning & Refrigeration Institute and Chairman of the Board of Trustees of North American Technical Excellence, Inc. He holds a BS in Industrial Engineering from the University of Rhode Island.

Susan K. Carter was appointed LII Executive Vice President and Chief Financial Officer in August 2004. Ms. Carter also served as LII Treasurer from August 2004 through September 2005. Prior to joining LII, Ms. Carter was Vice President of Finance and Chief Accounting Officer of Cummins, Inc., a global power leader and manufacturer of engines, electric power generation systems, and engine-related products from 2002 to 2004. From 1996 to 2002, Ms. Carter served as Vice President and Chief Financial Officer of Transportation & Power Systems and held other senior financial management positions at Honeywell, Inc., formerly AlliedSignal, Inc. She also previously served in senior financial management positions at Crane Co. and DeKalb Corporation. She holds a BS in Accounting from Indiana University and an MBA from Northern Illinois University.

David W. Moon was appointed Executive Vice President and President and Chief Operating Officer of LII’s Worldwide Refrigeration business in August 2006. Mr. Moon had previously served as Vice President and General Manager of Worldwide Refrigeration, Americas Operations since 2002. Prior to serving in that position, he served as Managing Director in Australia beginning in 1999, where his responsibilities included heat transfer manufacturing and distribution, refrigeration wholesaling and manufacturing, and HVAC manufacturing and distribution in Australia and New Zealand. Mr. Moon originally joined LII in 1998 as Operations Director, Asia Pacific. Prior to that time, Mr. Moon held various management positions at Allied Signal, Inc., Case Corporation, and Tenneco Inc. in the United States, Hong Kong, Taiwan and Germany. He holds a BS in Civil Engineering and an MBA from Texas A&M University.

Daniel M. Sessa was appointed Executive Vice President and Chief Human Resources Officer in June 2007. Prior to joining LII, Mr. Sessa served as Vice President, Human Resources for Otis Elevator Company — Americas from 2005 to 2007. From 2004 to 2005, Mr. Sessa served as Director, Employee Benefits and Human Resources Systems for United Technologies Corporation. He previously served as Director, Human Resources for Pratt & Whitney from 2002 to 2004. He holds a holds a JD from the Hofstra University School of Law and a BA in Law & Society from the State University of New York at Binghamton.

John D. Torres was appointed chief legal officer in December 2008. He had previously served as senior vice president, general counsel and secretary for Freescale Semiconductor, a semiconductor manufacturer that was originally part of Motorola. He joined Motorola’s legal department as senior counsel in 1996 and was appointed vice president, general counsel of the company’s semiconductor business in 2001. Prior to joining Motorola, Mr. Torres served 13 years in private practice in Phoenix, specializing in commercial law. He holds a B.A. from Notre Dame and a J.D. from the University of Chicago.

Douglas L. Young was appointed Executive Vice President and President and Chief Operating Officer of LII’s Residential Heating & Cooling segment in October 2006. Mr. Young had previously served as Vice President and General Manager of North American Residential Products since 2003 and as Vice President and General Manager of Lennox North American Residential Sales, Marketing, and Distribution from 1999 to 2003. Prior to his career with LII, Mr. Young was employed in the Appliances division of GE, where he held various management positions before serving as General Manager of Marketing for GE Appliance division’s retail group from 1997 to 1999 and as General Manager of Strategic Initiatives in 1999. He holds a BSBA from Creighton University and an MS in Management from Purdue University.

Roy A. Rumbough, Jr. was appointed Vice President, Controller and Chief Accounting Officer in July 2006. Prior to joining LII, he served as Vice President, Corporate Controller of Maytag Corporation, a position he held since 2002. From 1998 to 2002, he served as Vice President Controller of Blodgett Corporation, a portfolio of food service equipment companies and former Affiliate of Maytag. Mr. Rumbough’s career at Maytag spanned 17 years and included internal audit, financial planning and analysis, and business unit controller roles. Prior to his career at Maytag, he worked for Deloitte and Touche, LLP. He holds a BA in Accounting from North Carolina State University and an MBA from the Kellogg School of Management, Northwestern University.

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

Our Operations are Subject to a Number of Economic Risks due to Global General Business, Economic and Market Conditions

As widely reported, financial markets in the United States, Europe and Asia have been experiencing extreme disruption in recent months, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. Governments have taken unprecedented actions intended to address extreme market conditions that include severely restricted credit and declines in real estate values. These economic developments affect businesses such as ours in a number of ways. The current tightening of credit in financial markets adversely affects the ability of our customers to obtain financing for significant purchases and operations and could result in a decrease in or cancellation of orders for our products and services as well as impact the ability of our customers to make payments. Similarly, this tightening of credit may adversely affect our supplier base and increase the potential for one or more of our suppliers to experience financial distress or bankruptcy. Our global business is also adversely affected by decreases in the general level of economic activity, such as decreases in business and consumer spending and construction activity. In the HVACR business, a decline in economic activity as a result of these cyclical or other factors typically results in a decline in new construction and replacement purchases, which could result in a decrease in our sales and profitability.

While currently these conditions have not impaired our ability to access credit markets and finance our operations, there can be no assurance that there will not be a further deterioration in financial markets and confidence in the major economies where we access credit. If such conditions continue, we may be unable to obtain new debt or equity financing on acceptable terms or at all, or to access amounts currently available under our domestic revolving credit facility. Also, availability under our asset securitization agreement may be adversely impacted by credit quality and performance of our customer accounts receivable. The availability under the asset securitization agreement is based on the amount of accounts receivable that meet the eligibility criteria of the asset securitization agreement. If receivable losses increase or credit quality deteriorates, the amount of eligible receivables could decline and, in turn, lower the availability under the asset securitization.

We are unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions in the U.S. and other countries.

Our Financial Performance Is Dependent on the Conditions of the U.S. Construction Industry

Our business is affected by trends and uncertainties in the U.S. construction industry. Our sales in the residential and commercial new construction market correlate to the number of new homes and buildings that are built, which in turn is influenced by cyclical factors such as interest rates, inflation, availability of financing, consumer spending habits and confidence, employment rates and other macroeconomic factors over which we have no control. We estimate approximately 25% of the sales of our Residential Heating & Cooling segment is for new construction, with the balance attributable to repair, retrofit and replacement. Beginning in fiscal year 2006, the U.S. housing industry began to experience a significant downturn, resulting in a decline in the demand for the products and services we sell into the residential new construction market. Additionally, adverse economic conditions have caused a decline in replacement purchases. These unprecedented market challenges have affected, and will continue to materially affect, our business, financial condition and results of operations.

  Cooler than Normal Summers and Warmer than Normal Winters May Depress Our Sales.

Demand for our products and for our services is strongly affected by the weather. Cooler than normal summers depress our sales of replacement air conditioning and refrigeration products and services, and warmer than normal winters have the same effect on our heating products and services.

  We Use a Variety of Raw Materials and Components in Our Business and Price Increases or Significant Supply Interruptions Could Have an Adverse Effect on Our Results of Operations.

In the manufacture of our products, we depend on raw materials, such as steel, copper and aluminum, and components purchased from third parties. We generally concentrate purchases for a given raw material or component with one or two suppliers. Although we believe there are alternative suppliers for all of our key raw material and component needs, if a supplier is unable or unwilling to meet our supply requirements, we could experience supply interruptions or cost increases, either of which could have an adverse effect on the results of operations. In addition, although we regularly pre-purchase a portion of our raw materials at fixed prices each year to hedge against price increases, a large increase in raw materials prices could significantly increase our cost of goods sold and negatively impact our margins if we are unable to effectively pass such price increases on to our customers. Alternatively, if we increase our prices in response to increases in the prices or quantities of raw materials or components we require or encounter significant supply interruptions, our competitive position could be adversely affected, which may result in depressed sales.

  We May Incur Substantial Costs as a Result of Warranty and Product Liability Claims Which Could Have an Adverse Effect on Our Results of Operations.

The development, manufacture, sale and use of our products involve risks of warranty and product liability claims. In addition, because we own installing heating and air conditioning dealers in the U.S. and Canada, we incur the risk of liability claims for the installation and service of heating and air conditioning products. Our product liability insurance policies have limits that, if exceeded, may result in substantial costs that would have an adverse effect on our results of operations. In addition, warranty claims are not covered by our product liability insurance and certain product liability claims may also not be covered by our product liability insurance.

For some of our HVAC products, we provide warranty terms ranging from one to 20 years to customers for certain components such as compressors or heat exchangers. For select products, we have provided lifetime warranties for heat exchangers. Warranties of such extended lengths pose a risk to us as actual future costs may exceed our current estimates of those costs. Warranty expense is recorded on the date that revenue is recognized and requires significant assumptions about what costs will be incurred in the future. We may be required to record material adjustments to accruals and expense in the future if actual costs for these warranties are different from our assumptions.

  We May Not be Able to Compete Favorably in the Highly Competitive HVACR Business.

Substantially all of the markets in which we operate are highly competitive. The most significant competitive factors we face are product reliability, product performance, service and price, with the relative importance of these factors varying among our product lines. Other factors that affect competition in the HVACR market include the development and application of new technologies, an increasing emphasis on the development of more efficient HVACR products, and new product introductions. The establishment of manufacturing in low-cost countries could also provide cost advantages to existing and emerging competitors. Our competitors may have greater financial resources than we have, allowing them to invest in more extensive research and development and/or marketing activity. In addition, our Service Experts segment faces competition from independent dealers and dealers owned by utility companies and other consumer service providers, some of whom may be able to provide their products or services at lower prices than we can. We may not be able to compete successfully against current and future competitors and current and future competitive pressures may cause us to reduce our prices or lose market share, or could negatively affect our cash flow, all of which could have an adverse effect on our results of operations.

  There Is No Guarantee That Our Efforts to Reduce Costs Will Be Successful.

As part of our strategic priorities of manufacturing and sourcing excellence and expense reduction, we have initiated various manufacturing rationalization actions designed to lower our cost structure. We also have begun to reorganize our North American distribution network in order to better serve our customers’ needs by deploying parts and equipment inventory closer to them. We have also initiated a number of activities that rationalize and reorganize various support and administrative functions in order to reduce ongoing selling and administrative expenses. If we cannot successfully implement such restructuring strategies or other cost savings plans, we may not achieve our expected costs savings in the time anticipated, or at all. In such case, our results of operations and profitability may be negatively impaired, making us less competitive and potentially causing us to lose market share.

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

  Because a Significant Percentage of Our Workforce is Unionized, We Face Risks of Work Stoppages and Other Labor Relations Problems.

As of December 31, 2008, approximately 21% of our workforce was unionized. While we believe our relationships with the unions representing our employees are good, the results of future negotiations with these unions and the effects of any production interruptions or labor stoppages could have an adverse effect on our results of operations.

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

As of December 31, 2008, we had goodwill of $232.3 million on our Consolidated Balance Sheet. Any future determination that an impairment of the value of goodwill has occurred would require a write-down of the impaired portion of goodwill to fair value, which would reduce our assets and stockholders’ equity and could have a material adverse effect on our results of operations.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following chart lists our principal domestic and international manufacturing, distribution and office facilities as of February 2, 2009 and indicates the business segment that uses such facilities, the approximate size of such facilities and whether such facilities are owned or leased:

		Type or Use
Location	Segment	of Facility	Approx. Sq. Ft.	Owned/Leased
			(In thousands)

Marshalltown, IA	Residential Heating & Cooling	Manufacturing	1,300	Owned & Leased
Blackville, SC	Residential Heating & Cooling	Manufacturing	375	Owned
Orangeburg, SC	Residential Heating & Cooling	Manufacturing	559	Owned
Columbia, SC	Residential Heating & Cooling	Business Unit Headquarters	63	Leased
Grenada, MS	Residential Heating & Cooling	Manufacturing & Business Unit Headquarters	300	Leased
Union City, TN	Residential Heating & Cooling	Manufacturing	295	Owned
Laval, Canada	Residential Heating & Cooling	Manufacturing	152	Owned
Saltillo, Mexico	Residential Heating & Cooling	Manufacturing	300	Owned
Auburn, WA	Residential Heating & Cooling	Manufacturing	80	Leased
Orange, CA	Residential Heating & Cooling	Business Unit Headquarters & Research & Development	67	Leased
Des Moines, IA(1)	Residential & Commercial Heating & Cooling	Manufacturing & Distribution	352	Leased
Stuttgart, AR	Commercial Heating & Cooling	Manufacturing	787	Owned
Prague, Czech Republic	Commercial Heating & Cooling	Manufacturing	161	Owned
Longvic, France	Commercial Heating & Cooling	Manufacturing	133	Owned
Mions, France	Commercial Heating & Cooling	Manufacturing	129	Owned
Burgos, Spain	Commercial Heating & Cooling	Manufacturing	71	Owned
Tifton, GA	Refrigeration	Manufacturing	599	Owned & Leased
Stone Mountain, GA	Refrigeration	Manufacturing	145	Owned
Milperra, Australia	Refrigeration	Manufacturing & Business Unit Headquarters	830	Owned
Genas, France	Refrigeration	Manufacturing, Distribution & Offices	175	Owned
San Jose dos Campos, Brazil	Refrigeration	Manufacturing, Warehousing & Offices	160	Owned
Danville, IL(2)	Refrigeration	Manufacturing	322	Owned
Barcelona, Spain	Refrigeration	Manufacturing, Distribution & Offices	65	Leased
Krunkel, Germany	Refrigeration	Manufacturing, Distribution & Offices	43	Owned
Wuxi, China	Refrigeration	Manufacturing, Warehousing & Offices	46	Owned
Carrollton, TX	Corporate and other	Research & Development	130	Owned
Richardson, TX	Corporate and other	Corporate Headquarters	311	Owned & Leased

(1)	In 2008, we announced the gradual transitioning of all North American Parts Center activities to other locations through 2010, and the closing of the North American Parts Center in 2010. Our repair parts manufacturing will be moved to Marshalltown in the first quarter of 2009, and other functions at the North American Parts Center will relocate as the regional distribution centers come on line. The Des Moines sales office and local distribution activities will remain in Des Moines.

(2)	In 2007, we announced plans to close our Refrigeration operations in Danville, IL and consolidate our Danville manufacturing, support, and warehouse functions in Tifton, GA and Stone Mountain, GA. The phased consolidation is expected to be completed in the first quarter of 2009.

In addition to the properties described above, we lease over 100 facilities in the U.S. for use as sales and service offices and district warehouses and additional facilities worldwide for use as sales and service offices and regional warehouses. The majority of our Service Experts’ service center facilities are leased. We routinely evaluate our production facilities to ensure adequate capacity, effective cost structure, and consistency with our business strategy. We believe that our properties are in good condition, suitable and adequate for their present requirements and that our principal plants are generally adequate to meet our production needs. However, certain production facilities are operating at less than full capacity due to restructuring activities. See Note 18 to the Consolidated Financial Statements for additional information regarding restructuring activities.

In the fourth quarter of 2007, we expanded our manufacturing facility in Tifton, Georgia. We plan to close our facility in Danville, Illinois and consolidate the majority of our manufacturing for Refrigeration in North America into the new facility in Tifton, Georgia. The new facility is immediately adjacent to our existing facility in Tifton and has increased our manufacturing space to 599 thousand square feet.

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

On behalf of approximately 100 plaintiffs, the lawsuits allege personal injury resulting from alleged emissions of trichloroethylene, dichloroethylene, and vinyl chloride and other unspecified emissions from the South Plant in Grenada, Mississippi, previously owned by Heatcraft Inc. Each plaintiff seeks to recover actual and punitive damages. On Heatcraft Inc.’s motion to transfer venue, two of the four lawsuits (Booker and Crowder) were ordered severed and transferred to Grenada County by the Mississippi Supreme Court, requiring plaintiffs’ counsel to maintain a separate lawsuit for each of the individual plaintiffs named in these suits. To our knowledge, as of February 2, 2009, plaintiffs’ counsel has requested the transfer of files regarding five individual plaintiffs from the Booker case and five individual plaintiffs from the Crowder case. Additionally, we have joined in motions to dismiss filed by co-defendants in the four original lawsuits. These motions, which are still pending, seek dismissal (rather than transfer), without prejudice to refiling in Grenada County, of all cases not yet transferred to Grenada County. It is not possible to predict with certainty the outcome of these matters or an estimate of any potential loss. Based on current negotiations, we believe that it is unlikely that any final resolution of these matters will have a material impact on our financial statements.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders during the fourth quarter of fiscal 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price for Common Stock

Our common stock is listed for trading on the New York Stock Exchange under the symbol “LII.” The high and low sales prices for our common stock for each quarterly period during 2008 and 2007 were as follows:

	Price Range Per Common Share
	2008		2007
	High	Low	High	Low

First Quarter	$42.22	$26.51	$37.85	$29.06
Second Quarter	38.48	25.17	37.28	31.46
Third Quarter	41.62	27.86	38.57	29.21
Fourth Quarter	34.12	19.72	41.96	30.17

Dividends

During 2008 and 2007, we declared quarterly cash dividends as set forth below:

	Dividends per
	Common Share
	2008	2007

First Quarter	$0.14	$0.13
Second Quarter	0.14	0.13
Third Quarter	0.14	0.13
Fourth Quarter	0.14	0.14

Fiscal Year	$0.56	$0.53

The amount and timing of dividend payments are determined by our Board of Directors and subject to certain restrictions under our credit agreements. As of the close of business on February 17, 2009, there were approximately 721 holders of record of our common stock.

Comparison of Total Stockholder Return

The following performance graph compares our cumulative total returns with the cumulative total returns of the Standard & Poor’s Small-Cap 600 Index and a peer group of U.S. industrial manufacturing and service companies in the heating, ventilation, air conditioning and refrigeration businesses from December 31, 2003 through December 31, 2008. The graph assumes that $100 was invested on December 31, 2003, with dividends reinvested. Peer group returns are weighted by market capitalization. Our peer group includes AAON, Inc., Ingersoll-Rand Company Limited, Comfort Systems USA, Inc., United Technologies Corporation; Johnson Controls Inc., and Watsco, Inc. The peer group changed in 2008 due to corporate consolidations and changes in public company status.

Comparison of 5 Year Cumulative Total Return

Our Purchase of LII Equity Securities

On July 25, 2007, we announced that our Board of Directors approved a share repurchase plan, pursuant to which we were authorized to repurchase up to $500 million of shares of our common stock through open market purchases (the “2007 Share Repurchase Plan”). We were a party to a written trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, to facilitate share repurchases under the 2007 Share Repurchase Plan. We completed the 2007 Share Repurchase Plan during the second quarter of 2008.

On June 2, 2008, we announced that our Board of Directors approved a new share repurchase plan for $300 million, pursuant to which we are authorized to repurchase shares of our common stock through open market purchases (the “2008 Share Repurchase Plan”). The 2008 Share Repurchase Program has no stated expiration date. In the fourth quarter of 2008, we repurchased shares of our common stock as follows:

				Approximate Dollar
			Total Number of	Value of Shares that
			Shares Purchased as	may yet be Purchased
	Total Number	Average Price	Part of Publicly	Under the Plans or
	of Shares	Paid per Share	Announced Plans or	Programs
	Purchased (1)	(including fees)	Programs	(In millions)

October 1 through October 31	—	$—	—	$300.0
November 1 through November 30	221,954	$22.05	221,107	$295.1
December 1 through December 31	431,274	$26.25	381,900	$285.3

Total	653,228	$24.83	603,007

(1)	In addition to purchases under the 2008 Share Repurchase Plan, this column reflects the surrender to us of 50,221 shares of common stock to satisfy tax-withholding obligations in connection with the exercise of stock appreciation rights, restricted stock awards and the distribution of shares of our common stock pursuant to vested restricted stock units.

Item 6.	Selected Financial Data

The table below shows selected financial data for the five years ended December 31, 2008:

	For The Years Ended December 31,
	2008	2007	2006	2005	2004
	(In millions, except per share data)

Statements of Operations Data
Net Sales	$3,481.4	$3,735.3	$3,700.6	$3,390.0	$2,996.9
Operational Income (Loss) From Continuing Operations	220.1	266.6	224.6	251.0	(35.0)
Income (Loss) From Continuing Operations	125.1	169.6	166.8	152.4	(93.7)
Net Income (Loss)	122.8	169.0	166.0	150.7	(134.4)
Diluted Earnings (Loss) Per Share From Continuing Operations	2.15	2.44	2.27	2.13	(1.56)
Dividends Per Share	0.56	0.53	0.46	0.41	0.39
Other Data
Capital Expenditures	$62.1	$70.2	$74.8	$63.3	$40.3
Research and Development Expenses	46.5	43.0	42.2	40.3	37.6
Balance Sheet Data at Period End
Total Assets	$1,659.5	$1,814.6	$1,719.8	$1,737.6	$1,518.6
Total Debt	420.4	207.9	109.2	120.5	310.5
Stockholders’ Equity	458.6	808.5	804.4	794.4	472.9

In 2004, we recorded a non-cash goodwill impairment charge of $208.0 million associated with our Service Experts segment, which is included as a component of operating income in the Statements of Operations Data above. This impairment charge reflected the segment’s performance below management’s expectations and management’s decision to divest centers that no longer matched the realigned Service Experts business model. We estimated the fair value of our Service Experts segment using the income method of valuation, which included the use of estimated discounted cash flows. Based on our analysis, the carrying value of Service Experts exceeded its fair value. Accordingly, we performed the second step of the test, comparing the implied fair value of Service Experts’ goodwill with the carrying amount of that goodwill to calculate the impairment charge.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We operate in four reportable business segments of the HVACR industry. Our reportable segments include Residential Heating & Cooling, Commercial Heating & Cooling, Service Experts and Refrigeration. For more detailed information regarding our reportable segments, see Note 21 in the Notes to our Consolidated Financial Statements.

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

The principal elements of cost of goods sold in our manufacturing operations are components, raw materials, factory overhead, labor and estimated costs of warranty expense. In our Service Experts segment, the principal components of cost of goods sold are equipment, parts and supplies and labor. The principal raw materials used in our manufacturing processes are steel, copper and aluminum. In recent years, a trend towards higher prices for these commodities and related components continues to present a challenge to us and the HVACR industry in general. We partially mitigate the impact of higher commodity prices through a combination of price increases, commodity contracts, improved production efficiency and cost reduction initiatives. We also partially mitigate volatility in the prices of these commodities by entering into futures contracts and fixed forward contracts.

We estimate approximately 25% of the sales of our Residential Heating & Cooling segment is for new construction, with the balance attributable to repair, retrofit and replacement. With the current downturn in residential and commercial new construction activity, we are seeing a decline in the demand for the products and services we sell into these markets.

Our fiscal year ends on December 31 and our interim fiscal quarters are each comprised of 13 weeks. For convenience, throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the 13-week periods comprising each fiscal quarter are denoted by the last day of the calendar quarter.

Impact of Current Economic Environment on Our Business

In 2008, we faced unprecedented market challenges, particularly in the latter months of the year. Tight credit markets contributed to lower demand for housing that has resulted in far fewer starts in residential new construction and lower existing home sales. In addition to Residential Heating & Cooling, the global economic downturn also negatively impacted our Commercial Heating & Cooling, Refrigeration, and Service Experts businesses. We continued to execute on our strategic priorities to win new business, capture opportunities in the replacement market, and lower our cost structure for the current market conditions.

The reduction in sales volumes has resulted in accelerated efforts in the areas of restructuring of operations throughout our business and implementing cost control measures. These actions will reduce our operating costs, increase our ability to adjust to lower demand levels and changing market conditions while we continue to focus on providing our customers a high level of value and service. We believe that when market conditions recover, we will be well-positioned with significant upside leverage in our business model. During 2008, we recorded restructuring charges of $30.4 million. Manufacturing rationalization has been the focus of our efforts to date and includes the move of the production of value products to low cost locations, such as Mexico and China. New restructuring activities include the reorganization of our North American distribution network in order to reduce costs and improve service to our customers. We continued our focus on controlling administrative costs and implemented measures to realign employee benefits and incentive compensation with current economic conditions.

Commodity costs also have fluctuated substantially during 2008, with significant increased costs for copper, aluminum and steel for much of the year and steep declines late in the year. We utilized our commodity hedging program in order to mitigate the volatility in prices. While we benefited from the cost averaging while commodity prices increased, the reverse is true when prices decline. At year-end we posted $37.9 million of collateral for margin calls on our cash flow hedges. The cash flow impact of this hedge collateral should reverse during 2009 as the related hedges expire.

During 2008, we were able to return significant amounts of cash to shareholders through our share repurchase programs. While we borrowed a portion of the funds used to execute these repurchases, overall low interest rates make the repurchase attractive. The repurchase also lowers our overall cost of capital. As of December 31, 2008, we are in compliance with all of our debt covenants. Additionally, lower interest rates in the commercial paper market allowed us to utilize our asset securitization facility and we sold $30.0 million of our accounts receivable late in the year. Our cash generation continues to be strong as we were able to adjust to the current market conditions with an emphasis on working capital management through our accounts receivable collections and inventory controls.

Although our overall exposure to declines in security market values is somewhat limited, the rapid declines in the overall equity markets had a direct impact on our pension obligation. The market values of our pension plan assets declined substantially as a result of the market decline. As a result of the decrease in the plan assets and an increase in the benefit obligation, the funded status of our pension plans decreased by $74.1 million. In order to mitigate the effects of asset losses, we made an additional voluntary contribution of $20.0 million to our pension plans during the fourth quarter of 2008 and we currently plan to make additional voluntary contributions of $20.0 million to $40.0 million throughout 2009.

Key Financial Statistics

•	Net sales for the year ended December 31, 2008 were $3,481.4 million and were adversely impacted on a year-over-year basis primarily by lower volumes in the U.S. residential new construction market. Price increases and foreign currency translation rates had a favorable impact on net sales in 2008 and therefore partially offset the decline in sales volumes.

•	Operational income for the year ended December 31, 2008 was $220.1 million. As a percentage of net sales, operational income decreased to 6.3% in 2008 from 7.1% in 2007. The decline in operational income margins was primarily due to lower sales volumes and increased commodity and other manufacturing costs which were partially offset by price increases.

•	Net income for 2008 was $122.8 million. Basic earnings per share from continuing operations was $2.21 in 2008 as compared to $2.56 in 2007. Diluted earnings per share from continuing operations was $2.15 per share in 2008, down from $2.44 per share in 2007. Both basic and diluted earnings per share from continuing operations were favorably impacted by approximately $0.35 per share due to the effect of our previous share repurchases.

•	Cash provided by operating activities was $183.2 million for the year ended December 31, 2008 compared to $239.9 million in 2007. Cash provided by operating activities was lower primarily due to lower net income, collateral posted related to commodity hedges and voluntary pension contributions. These were partially offset by increased collections of accounts receivable and cash inflows from our asset securitization program.

•	In 2008, Lennox returned to shareholders $311.3 million through share repurchases and $32.4 million through cash dividends.

Results of Operations

The following table provides a summary of our financial results, including information presented as a percentage of net sales (dollars in millions):

	For the Years Ended December 31,
	2008		2007		2006
	Dollars	Percent	Dollars	Percent	Dollars	Percent

Net sales	$3,481.4	100.0%	$3,735.3	100.0%	$3,700.6	100.0%
Cost of goods sold	2,507.9	72.0	2,687.4	71.9	2,745.3	74.2

Gross profit	973.5	28.0	1,047.9	28.1	955.3	25.8
Selling, general and administrative expenses	724.4	20.8	773.4	20.8	772.2	20.9
Gains and other expenses, net	(1.9)	(0.1)	(6.7)	(0.2)	(46.8)	(1.3)
Restructuring charges	30.4	0.9	25.2	0.7	13.3	0.4
Impairment of equity method investment	9.1	0.3	—	—	—	—
Income from equity method investments	(8.6)	(0.2)	(10.6)	(0.3)	(8.0)	(0.2)

Operational income	$220.1	6.3%	$266.6	7.1%	$224.6	6.0%

Net income	$122.8	3.5%	$169.0	4.5%	$166.0	4.5%

The following table sets forth net sales by geographic market (dollars in millions):

	For the Years Ended December 31,
	2008		2007		2006
	Dollars	Percent	Dollars	Percent	Dollars	Percent

Geographic Market:
U.S.	$2,442.3	70.2%	$2,717.4	72.7%	$2,858.5	77.2%
Canada	391.1	11.2	381.3	10.2	321.1	8.7
International	648.0	18.6	636.6	17.1	521.0	14.1

Total net sales	$3,481.4	100.0%	$3,735.3	100.0%	$3,700.6	100.0%

  Year Ended December 31, 2008 Compared to Year Ended December 31, 2007 — Consolidated Results

Net Sales

Net sales decreased $253.9 million, or 6.8%, for 2008 as compared to 2007. The decrease in net sales was due to a decrease in sales volumes across all segments, but was primarily caused by lower volumes related to U.S. residential and commercial new construction. Our Residential Heating & Cooling and Service Experts segments experienced decreases in sales due primarily to the weakened U.S. residential new construction market. Our Commercial Heating & Cooling segment experienced a smaller decrease in unit volumes than our Residential Heating & Cooling segment as the decline in the commercial market trailed the residential new construction market. Declines in unit volumes were also partially offset by moderate price increases, a slight favorable change in sales mix and $32.9 million of favorable impact of foreign currency exchange rates.

Gross Profit

Gross profit margin remained relatively flat at 28.0% for 2008 compared to 28.1% for 2007. Gross profit margins were negatively impacted by the decreased sales volumes and increased commodity costs experienced for much of 2008. Also, 2007 gross margins contained a one-time favorable warranty program adjustment of $16.9 million. Sales mix partially offset these negative impacts as Residential Heating & Cooling customers purchased a higher percentage of our premium product offerings. We also were successful in increasing the price of our products to incorporate increases in costs related to commodities and fuel. The changes in foreign currency exchange rates did not have a material impact on our gross margins. Also favorably impacting gross margins was a $4.6 million reduction in salaries and wages expense related to a change in our vacation policy.

While we realized savings from previously announced and implemented restructurings and cost reduction programs, the full effect on gross margins was mitigated by manufacturing inefficiencies that were incurred related to those activities. These inefficiencies were related to the move of certain manufacturing operations to Saltillo, Mexico and other manufacturing rationalization activities.

Selling, General and Administrative Expenses

SG&A expenses for the year decreased by $49.0 million in 2008 compared to 2007. As a percentage of total net sales, SG&A expenses were 20.8% for both 2008 and 2007. The decrease in SG&A expenses was primarily due to cost control measures and the operation of incentive compensation plans that:

•	Lowered short-term incentives, including profit sharing, due to certain performance targets not being met in 2008, whereas in 2007 virtually all targets were met or exceeded.

•	Decreased long-term incentive stock-based compensation primarily due to reduced projected future payout percentages and increased forfeiture rates.

•	Reduced professional fees due to limits on third-party spending for services.

•	Lowered commission expense due to lower sales volumes.

•	Decreased pension expense due to lower settlement charges in 2008 as compared to 2007.

•	Decreased salaries and wages expense due to a change in our vacation policy whereby vacation no longer vests or accrues for the current year as of December 31 of the previous year. Employees now earn vacation throughout the year the vacation is taken. The change in policy reduced SG&A expenses by $9.9 million.

•	Decreased salaries and wages expense due to a reduction in salaried headcount.

These decreases in SG&A expenses were partially offset by an increase in bad debt expense as a result of increased economic pressure on our customers, the impact of foreign currency exchange rates as the dollar weakened against currencies in some of the foreign countries where we operate, and increased research and development spending.

Gains and Other Expenses, Net

Gains and other expenses, net for 2008 and 2007 included the following (in millions):

	For the Years Ended
	December 31,
	2008	2007

Realized losses (gains) on settled futures contracts	$0.9	$(3.9)
Unrealized losses on unsettled futures contracts not designated as cash flow hedges	5.1	3.1
Gains on disposals of fixed assets	(4.8)	(0.3)
Foreign currency exchange gains	(3.2)	(6.2)
Other items, net	0.1	0.6

Gains and other expenses, net	$(1.9)	$(6.7)

The changes in gains and losses on futures contracts were primarily due to decreases in commodity prices relative to the futures contract prices during 2008 as compared to 2007. For more information, see Note 9 in the Notes to the Consolidated Financial Statements. Gains on disposals of fixed assets included gains recorded on the sale-leaseback of two properties located in North America.

Restructuring Charges

As part of our strategic priorities of manufacturing and sourcing excellence, distribution excellence and expense reduction, we have initiated actions designed to improve the delivery of our products to customers and also to lower our cost structure. We have initiated new manufacturing rationalization actions in 2008 and also have begun to reorganize our North American distribution network in order to better serve our customers’ needs by deploying parts and equipment inventory closer to them. We have also initiated a number of activities that rationalize and reorganize various support and administrative functions in order to reduce ongoing selling and administrative expenses. We have increased our focus on restructuring activities as we adjust our cost structure in response to economic conditions.

In 2008 and 2007, we incurred restructuring charges consisting of:

	For the Years Ended
	December 31,
	2008	2007

Manufacturing rationalizations	$19.7	$15.8
Reorganization of distribution network	2.9	—
Reorganizations of corporate and business unit administrative functions	7.8	10.0
Other	—	(0.6)

Total	$30.4	$25.2

For further detail regarding restructuring reserves and individual restructuring actions, see Note 18 in the Notes to our Consolidated Financial Statements.

Manufacturing Rationalizations

The restructuring charges incurred in 2008 related to manufacturing rationalizations included $6.4 million of severance and related charges, $4.0 million of asset write-offs and accelerated depreciation, $3.0 million of equipment move charges and $6.3 million of other costs. These other costs were primarily manufacturing inefficiencies caused by decreased volumes at affected facilities and inventory move costs. Restructuring charges incurred related to manufacturing rationalizations during 2007 related primarily to the closures of the Danville, Lynwood, and Bellevue, Ohio operations. To date and in total, we have incurred $31.0 million of restructuring charges related to manufacturing rationalizations for projects that were in process during 2008. Of that amount, $12.0 million was severance costs, $5.2 million was asset write-offs and accelerated depreciation, $3.7 million of equipment move charges, $2.7 million of pension curtailments, other personnel related charges of $0.6 million, and other charges, including manufacturing inefficiencies and inventory move costs of $6.8 million.

In the future, we expect to incur additional charges of $2.7 million related to the projects that were in process during 2008. Of the additional charges expected, $1.0 million is accelerated depreciation and, therefore, a non-cash charge.

On February 5, 2009 we also announced plans to consolidate operations from our Blackville, South Carolina facility into our current operations in Orangeburg, South Carolina and Saltillo, Mexico to improve our operating efficiency, eliminate redundant fixed costs and provide customers with improved service. The transition is expected to take place in phases and is expected to be completed within two years. We expect to incur restructuring charges of about $12.0 million related to this consolidation, primarily in the first quarter of 2009. These charges are anticipated to include severance of $3.5 million, losses on disposal of certain long-lived assets and relocation costs for equipment and inventory of about $6.5 million and other costs of $2.0 million. We expect short-term cash outlays of $6.6 million related to this project. Annual savings beginning in 2011 are expected to be approximately $5.0 million.

Reorganization of North American Distribution Network

In the fourth quarter of 2008, we commenced the transition of activities currently performed at our North American Parts Center in Des Moines, Iowa to other locations, including our North American Distribution Center in Marshalltown, Iowa. The transition is expected to be completed in the first quarter of 2010. To date and in total, we have incurred $2.9 million of restructuring charges related to the reorganization of our North American distribution network. Of that amount $2.8 million was severance costs and $0.1 million was a pension curtailment.

In the future, we expect to incur additional charges of $2.0 million related to this project consisting of $0.9 million in severance, $0.4 million in relocation costs, $0.4 million in equipment move costs, and $0.3 million of other costs. Of the additional charges expected, $0.1 million is accelerated depreciation and, therefore, a non-cash charge. We anticipate that we will initiate additional restructuring activities in this area as we seek to further enhance our North American distribution network.

Reorganizations of Support and Administrative Functions

The restructuring charges incurred in 2008 related to the reorganization of support and administrative functions included $5.8 million of severance and related charges, $0.8 million of asset write-offs and accelerated depreciation, $0.3 million of lease termination costs and $0.9 million of other costs. Restructuring charges in 2007 primarily related to the elimination of the position of chief administrative officer. In connection with this action, we recorded an $8.0 million liability to settle the terms of his employment agreement, of which $6.6 million, net of $1.4 million of previously recorded stock-based compensation expense, was recorded in the second quarter of 2007. The final settlement of this matter occurred and an amount equal to the liability recorded was paid during the second quarter of 2008.

To date and in total, we have incurred $18.2 million of restructuring charges related to reorganizations of support and administrative functions for projects that were in process during 2008. Of that amount, $15.4 million was severance costs, $0.8 million was asset write-offs and accelerated depreciation, $1.1 million lease termination costs, and the remainder of $0.9 million was other charges.

In the future, we expect to incur additional charges of $1.7 million related to these projects. Of the additional charges expected, $0.1 million is accelerated depreciation and, therefore, a non-cash charge.

Cash Used in Restructuring Activities, Future Charges and Expense Savings

Total cash paid for restructuring activities during 2008 was $29.8 million, a significant increase over the 2007 amount of $10.6 million. A significant portion of this amount related to increased restructuring activities and was primarily composed of severance payments related to the elimination of the position of chief administrative officer and severance related to manufacturing rationalizations and administrative reorganizations. We use operating cash as the funding source for restructuring activities.

We anticipate incurring approximately $6.4 million of future restructuring charges relating to projects that were in process during 2008. Of that amount, about $1.2 million will be non-cash charges for accelerated depreciation and impairments. Future cash outlays for restructuring activities that are currently in progress are estimated to be $16.7 million. These restructuring charges and cash outlays will be incurred generally within the next year.

In 2008 we realized approximately $7.3 million of incremental expense savings from our restructuring activities and we expect to realize an additional $18.8 million of expense savings in 2009.

Results from Equity Method and Other Equity Investments

Investments where we do not exercise control but have significant influence are accounted for using the equity method of accounting. Income from equity method investments decreased to $8.6 million in 2008 when compared to $10.6 million in 2007 primarily due to the lowered performance of our U.S. joint venture in compressor manufacturing due to a reduction in our volume of purchases from such joint venture.

In 2008, we also recorded $9.1 million of impairment charges related to our investment in a joint venture in Thailand. The carrying value of this investment at year-end was $1.8 million and, due to a loss of significant influence over the venture, it will no longer be accounted for under the equity method.

Interest Expense, Net

Interest expense, net, increased to $13.7 million in 2008 from $6.8 million in 2007. The increase in interest expense was primarily attributable to higher debt balances as the result of increased borrowing related to our share repurchases during the first two quarters of 2008 of $296.7 million. Offsetting the increase in the average amounts borrowed was a decrease in the average interest rate paid on variable rate debt.

Provision for Income Taxes

The provision for income taxes was $81.2 million in 2008 compared to $89.5 million in 2007. The effective tax rate was 39.4% for 2008 as compared to 34.5% for 2007. Our effective rates differ from the statutory federal rate of 35% for certain items, such as state and local taxes, non-deductible expenses, foreign operating losses for which no tax benefits have been recognized and foreign taxes at rates other than 35%. Our effective rate was also impacted in 2008 by a non-deductible impairment charge and foreign operating losses for which no tax benefits have been recognized. These two items combined add approximately 3.2 percentage points to our effective tax rate.

  Year Ended December 31, 2008 Compared to Year Ended December 31, 2007 — Results by Segment

Residential Heating & Cooling

The following table summarizes our Residential Heating & Cooling segment’s net sales and profit for 2008 and 2007 (dollars in millions):

	Years Ended
	December 31,
	2008	2007	Difference	% Change

Net sales	$1,493.4	$1,669.6	$(176.2)	(10.6)%
Profit	145.8	174.4	(28.6)	(16.4)
% of net sales	9.8%	10.4%

The decrease in net sales was due to continuing weakness in the U.S. residential new construction market and softer replacement business as consumers remain cautious in the current economic environment. We believe that unit volumes were generally lower across the residential HVAC industry. An additional impact on volume for our value product offerings is that a higher number of consumers in difficult market conditions are electing to repair versus replace their HVAC equipment. As a result, unit volumes were down in 2008 as compared to 2007. The decrease related to sales volumes was partially offset by favorable product mix shift towards our premium products and price increases. We believe that customers with disposable income are moving towards higher efficiency premium systems.

Segment profit decreased primarily due to the unfavorable impact of lower unit volumes, increased commodity costs and higher freight costs. These unfavorable impacts to segment profit were partially offset by favorable product mix, price increases and lower expenses due to lower sales volumes and also from cost controls and programs that resulted in lower personnel-related and incentive compensation expenses.

In 2007, a favorable warranty program adjustment of $16.9 million was not included in our Residential Heating & Cooling segment’s profit as it is considered an unusual and nonrecurring item.

While the Residential Heating & Cooling segment realized savings from previously announced and implemented restructurings and cost reduction programs, the full effect on gross margins was mitigated by some manufacturing inefficiencies related to those activities.

Commercial Heating & Cooling

The following table summarizes our Commercial Heating & Cooling segment’s net sales and profit for 2008 and 2007 (dollars in millions):

	Years Ended
	December 31,
	2008	2007	Difference	% Change

Net sales	$835.3	$875.0	$(39.7)	(4.5)%
Profit	93.3	101.0	(7.7)	(7.6)
% of net sales	11.2%	11.5%

Our domestic operations experienced lower sales volumes on a year-over-year basis primarily due to the softening in our retail national account business as customers extended times between scheduled unit replacements and deferred new store openings. These reductions were partially offset by price increases. Sales mix was slightly unfavorable. Sales mix was positive for the first three quarters due to the relatively high levels of newly introduced premium product during the early part of the year. The favorable impact of changes in foreign currency exchange rates increased net sales by $17.2 million.

The reduced segment profit was due primarily to lower sales volumes, increased commodity costs, and higher freight and distribution costs. Sales mix remained relatively flat for the year. The decreases noted above were partially offset by price increases and reduced manufacturing costs primarily in our domestic operations, lower commissions and selling expenses, and lower administrative expenses from cost controls and programs that resulted in lower personnel-related and incentive compensation expenses.

Service Experts

The following table summarizes our Service Experts segment’s net sales and profit from continuing operations for 2008 and 2007 (dollars in millions):

	Years Ended
	December 31,
	2008	2007	Difference	% Change

Net sales	$626.6	$667.1	$(40.5)	(6.1)%
Profit	20.0	26.1	(6.1)	(23.4)
% of net sales	3.2%	3.9%

The decrease in net sales was primarily due to the decline in the residential new construction and residential service and replacement markets resulting from the weakness of the U.S. economy. This was primarily due to volume as both price and sales mix were relatively flat.

The decrease in segment profit was primarily due to the decrease in sales volume, unfavorable sales mix within the residential service and replacement market, and higher year-over-year customer contact center implementation costs. Sales mix adversely impacted segment profit due to a decrease in replacement sales as customers decided to repair units instead of replace them. These factors were offset by lower commissions due to lower sales volumes, lower advertising expenditures and cost controls and programs that resulted in lower personnel-related and incentive compensation expenses.

Near the end of 2008, we announced plans to exit seven unprofitable service centers. As a result, we have reclassified losses incurred related to these service centers in 2008 of $2.0 million to discontinued operations. This compares with losses incurred in 2007 of $0.9 million. We anticipate that theses centers will be disposed of in a relatively short period. Also, included in discontinued operations was a $1.7 million charge for litigation related to the sale of a service center in 2004 that was included in discontinued operations. These amounts have been excluded from Service Experts operating profit in both periods presented.

Refrigeration

The following table summarizes our Refrigeration segment’s net sales and profit for 2008 and 2007 (dollars in millions):

	Years Ended
	December 31,
	2008	2007	Difference	% Change

Net sales	$618.2	$607.7	$10.5	1.7%
Profit	60.2	61.5	(1.3)	(2.1)
% of net sales	9.7%	10.1%

Net sales increased due to the favorable impact of changes in foreign currency exchange rates of $14.9 million and moderate price increases implemented primarily in our domestic and Australian operations as a result of higher commodity and component costs. These favorable items were partially offset by moderate decreases in unit volumes in all of the geographic areas where the Refrigeration segment operates.

The decrease in segment profit was primarily due to lower sales volumes, increased commodity costs and manufacturing inefficiencies that resulted primarily from manufacturing rationalization activities at affected locations. These unfavorable impacts to segment profit were partially offset by the price increases noted above, favorable foreign currency exchange rates, and lower administrative expenses due to cost controls and programs that resulted in lower personnel-related and incentive compensation expenses.

While the Refrigeration segment realized savings from previously announced and implemented restructurings and cost reduction programs, the full effect on our gross margins was not apparent due to manufacturing inefficiencies that were incurred related to those activities.

Corporate and Other

Corporate and other expenses decreased to $53.8 million in 2008 from $85.0 million in 2007. The decrease was primarily driven by a reduction in both short-term and long-term incentive compensation due to decreased financial performance, expense reduction in professional fees related to compliance activities, changes in employee benefits, foreign currency gains and overall tight budgetary controls. The decrease in long-term stock-based compensation expense was primarily due to an increase in forfeiture rates and a decrease in the estimated pay-out percentage on outstanding performance share units in 2008 as compared to 2007. A portion of the decrease in Corporate and Other expenses was composed of the favorable catch-up adjustment related to foreign currency in the second quarter and a reduction in salaries and wages expense caused by a change to our vacation policy.

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

Gross profit for 2007 contains a $16.9 million benefit from a one-time adjustment to a warranty program in our Residential Heating & Cooling segment. In the fourth quarter of 2007, we made a change to the way we fulfill our warranty obligations on the Pulse furnace, which was produced from 1982-1999. Under the terms of the revised warranty program, the customer pays a discounted price for a warranty replacement unit upon failure of the heat exchanger.

Selling, General and Administrative Expenses

Included in SG&A expenses in 2007 are $6.1 million related to one-time retirement benefit settlement charges with former executives, higher depreciation, and increased rent and utility costs, as well as an increase due to changes in foreign currency exchange rates. However, these increases in SG&A costs were partially offset by lower advertising and selling costs, as well as other cost management and strategic cost reduction savings.

Gains and Other Expenses, net

Gains and other expenses, net for 2007 and 2006 include the following (in millions):

	For the Years Ended December 31,
	2007	2006

Realized gains on settled futures contracts	$(3.9)	$(66.0)
Unrealized losses on unsettled futures contracts not designated as cash flow hedges	3.1	20.8
Gains on disposals of fixed assets	(0.3)	(0.2)
Foreign currency exchange gains	(6.2)	(0.9)
Other items, net	0.6	(0.5)

Gains and other expenses, net	$(6.7)	$(46.8)

We utilize a hedging program to mitigate the exposure to volatility in the prices of certain commodities used in our production processes. In 2006, we entered into instruments that economically hedged certain of our risks, even though hedge accounting did not apply or we elected not to apply hedge accounting under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) to these instruments. Changes in the fair value of these instruments were recorded in net income throughout the term of the derivative instrument and are reported in Gains and Other Expenses, net.

Beginning in the fourth quarter of 2006, futures contracts that meet established accounting criteria are formally designated as cash flow hedges. The effective portion of the gain or loss on the futures contracts is recorded, net of applicable taxes, in Accumulated Other Comprehensive Income (Loss) (“AOCI”), a component of Stockholders’ Equity in the accompanying Consolidated Balance Sheets. When net income is affected by the variability of the underlying cash flow, the applicable offsetting amount of the gain or loss from the futures contracts that is deferred in AOCI is released to net income and is reported as a component of Cost of Goods Sold in the accompanying Consolidated Statements of Operations. Changes in the fair value of futures contracts that do not effectively offset changes in the fair value of the underlying hedged item throughout the designated hedge period (“ineffectiveness”) are recorded in net income each period and are reported in Gains and Other Expenses, net.

Restructuring Charges

In 2007, our Australian-based manufacturing facilities in Milperra assumed all heat transfer equipment manufacturing, while the smaller coil production facility in New Zealand was closed. The integration was substantially complete as of the fourth quarter of 2007.

In 2007, we announced plans to close our refrigeration operations in Danville, Illinois and consolidate our Danville manufacturing, support, and warehouse functions in our Tifton, Georgia and Stone Mountain, Georgia operations. The consolidation is a phased process and is expected to be completed in the second quarter of 2009.

In 2007, we announced plans to close Lennox Hearth Products Inc.’s operations in Lynwood, California and consolidate our U.S. factory-built fireplace manufacturing operations in our facility in Union City, Tennessee. The consolidation was a phased process and was completed at the end of the second quarter of 2008.

In 2007, we took steps to reorganize our corporate functions and in the second quarter of 2007 eliminated the position of chief administrative officer. As a result, we reached a negotiated settlement with our former chief administrative officer with respect to our obligations under his employment agreement.

In 2005, we relocated Lennox Hearth Products Inc.’s Whitfield pellet stove and Lennox cast iron product lines from Burlington, Washington to a third-party production facility in Juarez, Mexico, discontinued our steel wood stove line manufactured in Burlington, and closed the Burlington facility. During 2006, we recorded a restructuring charge related to an operating lease on the idle facility in Burlington. The charge reflected the net present value of the remaining lease payments on the operating lease, net of estimated sub-lease income on the facility. In 2007, we entered into a sub-lease agreement for the idle facility. As a result, we recorded a restructuring charge to reflect the net present value of the remaining lease payments on the operating lease, net of sub-lease income on the facility. The operating lease and sub-lease both expire in June 2011.

In 2006, we commenced consolidation of the manufacturing, distribution, research & development and administrative operations of Allied Air Enterprises Inc., our two-step Residential Heating & Cooling operations, in South Carolina, and closure of our operations in Bellevue, Ohio. The consolidation was substantially completed during the first quarter of 2007.

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

Results from Equity Method Investments

Investments in affiliates in which we do not exercise control but have significant influence are accounted for using the equity method of accounting. The increase in income from equity method investments is due to the performance of our unconsolidated affiliates, primarily Alliance Compressor LLC, a domestic joint venture engaged in the manufacture and sale of compressors.

Interest Expense, net

The increase in interest expense was due primarily to higher debt balances as the result of our share repurchases coupled with a decrease in interest income. Interest income decreased due to lower average investment balances and lower rates of return in 2007 as compared to 2006.

Provision for Income Taxes

The provision for income taxes on continuing operations was $89.5 million in 2007 compared to a provision for income taxes on continuing operations of $52.9 million in 2006. The effective tax rate on continuing operations was 34.5% and 24.1% in 2007 and 2006, respectively. The increase in our provision for taxes is primarily due to non-recurring tax benefits realized in 2006 from the release of contingency reserves established in prior years and the revaluation of deferred tax valuation allowances. Our effective rates differ from the statutory federal rate of 35% for other items, including revaluation of deferred tax valuation allowances, state and local taxes, non-deductible expenses, foreign operating losses for which no tax benefits have been recognized and foreign taxes at rates other than 35%.

  Year Ended December 31, 2007 Compared to Year Ended December 31, 2006 — Results by Segment

The key performance indicators of our segments’ profitability are net sales and profit. For more detailed information regarding how we define segment income or loss, see Note 21 in the Notes to our Consolidated Financial Statements. In 2007, a $16.9 million warranty program adjustment was not included in segment profit as it is considered an unusual and nonrecurring item.

Residential Heating & Cooling

The following table summarizes our Residential Heating & Cooling segment’s net sales and profit for 2007 and 2006 (dollars in millions):

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

Commercial Heating & Cooling

The following table summarizes our Commercial Heating & Cooling segment’s net sales and profit for 2007 and 2006 (dollars in millions):

	Years Ended
	December 31,
	2007	2006	Difference	% Change

Net sales	$875.0	$751.2	$123.8	16.5%
Profit	101.0	72.6	28.4	39.1
% of net sales	11.5%	9.7%

The increase in net sales was due primarily to price increases throughout the segment combined with a favorable product mix in our domestic operations and an increase in sales volumes in Europe. An increase in demand for higher-efficiency units and customized products, as well as a favorable mix in the new construction markets, drove the change in domestic product mix. Volume growth in our European operations primarily related to emerging markets in Eastern Europe. The favorable impact of changes in foreign currency exchange rates increased net sales by $26.2 million.

A favorable mix of higher margin products in our domestic operations is the primary reason for the increase in segment profit. Additionally, an increase in volume in our European operations contributed to the increase in segment profit. Price increases effectively offset increases in commodity and component costs.

Service Experts

The following table summarizes our Service Experts segment’s net sales and profit from continuing operations for 2007 and 2006 (dollars in millions):

	Years Ended
	December 31,
	2007	2006	Difference	% Change

Net sales	$667.1	$639.2	$27.9	4.4%
Profit	26.1	19.4	6.7	34.5
% of net sales	3.9%	3.0%

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

Refrigeration

The following table summarizes our Refrigeration segment’s net sales and profit for 2007 and 2006 (dollars in millions):

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

Corporate and Other

Corporate and other costs decreased from $97.5 million in 2006 to $85.0 million in 2007. The decrease was primarily due to lower personnel costs, lower professional fees and travel costs, as well as other cost reduction initiatives. These decreases were partially offset by one-time retirement benefit settlement charges with former executives.

Accounting for Futures Contracts

In 2006 we redesigned our policies, procedures and controls with respect to our commodity hedging activities. Accordingly, futures contracts entered into in the fourth quarter of 2006 that met the criteria to qualify for hedge accounting under SFAS No. 133 were designated as cash flow hedges and were accounted for in accordance with the standard. For more information see Note 9 to our Consolidated Financial Statements.

Realized gains and losses on settled futures contracts are a component of segment profit (loss). Unrealized gains and losses on open futures contracts are excluded from segment profit (loss) as they are subject to changes in fair value until their settlement date. Both realized and unrealized gains and losses on futures contracts are a component of Gains and Other Expenses, net in the accompanying Consolidated Statements of Operations. See Note 21 to our Consolidated Financial Statements for more information and a reconciliation of segment profit to net income.

Liquidity and Capital Resources

Our working capital and capital expenditure requirements are generally met through internally generated funds, bank lines of credit and a revolving period asset securitization arrangement. Working capital needs are generally greater in the first and second quarters due to the seasonal nature of our business cycle.

As of December 31, 2008, our debt-to-total-capital ratio was 48%, up from 20% as of December 31, 2007, primarily due to increased debt to partially fund our repurchase of $311.3 million of our common stock in 2008 under our share repurchase plans. These share repurchases also reduced stockholders’ equity by that same amount and therefore increased financial leverage.

Our stockholders’ equity also decreased during 2008 due to changes in AOCI. We incurred comprehensive losses related to foreign currency translation adjustments, net of $84.9 million as the U.S. Dollar strengthened against the currencies in the areas of the world where we operate. We also recorded $55.9 million comprehensive losses, net of tax, related to our pension and postretirement plans as pension plan asset values declined due to overall security market declines. Additionally, we incurred comprehensive losses of $21.3 million, net of tax, on our commodity hedge derivatives as commodity prices declined significantly in the fourth quarter of 2008.

The following table summarizes our cash activity for 2008, 2007 and 2006 (in millions):

	2008	2007	2006
	(In millions)

Net cash provided by operating activities	$183.2	$239.9	$200.7
Net cash used in investing activities	(66.5)	(97.6)	(95.5)
Net cash used in financing activities	(132.0)	(152.7)	(175.5)

Net cash provided by operating activities

During 2008 cash provided by operating activities was $183.2 million compared to $239.9 million in 2007 and $200.7 million in 2006. One of the primary reasons for the decrease in cash provided by operations in 2008 was a change in net income which declined to $122.8 million in 2008 from $169.0 million in 2007.

There were several other events that significantly impacted our cash flows from operations during 2008. We used cash for our commodity hedges in 2008 of $37.9 million as compared to none in 2007. We posted this as collateral with the counterparty as a result of losses on our commodity hedge derivatives. As a result of the decline in the fair value of our pension plan assets, we also made a voluntary contribution of $20.0 million to the U.S. defined benefit programs in 2008. We also increased the pace of our restructuring activities and the cash use related to these activities increased. Partially offsetting these uses of cash was the proceeds from sales of accounts receivable under our asset securitization program of $30.0 million in 2008 compared to none in 2007.

Improvements in working capital had a positive impact on cash flow from operations. Accounts receivable improved with a decrease of $54.4 million in 2008 compared to a $22.4 million decrease in 2007. Inventory improved with a decrease of $15.0 million in 2008 compared to an increase of $6.7 million in 2007. The favorable impacts of inventory and accounts receivable were partially offset by changes in accounts payable, which decreased to a $44.2 million cash use in 2008 from a $0.1 million source of cash in 2007. Other key impacts included a non-cash impairment of an equity method investment in 2008 of $9.1 million and a $16.9 million reduction from a one-time warranty program adjustment in 2007.

As of December 31, 2008, we had approximately $14.1 million in unfunded postretirement benefit obligations that relate to our medical and life insurance benefits to eligible employees. We do not intend to pre-fund these obligations at this time. Benefits provided under these plans have been and will continue to be paid as they arise. Our employer contributions were $2.2 million, $2.3 million and $2.7 million in 2008, 2007 and 2006, respectively. Based on current information, we do not expect a significant change in 2009 and future years, nor do we expect the usage of cash required to pay the benefits under these plans to impact our ability to operate.

Net cash used in investing activities

Net cash used in investing activities was $66.5 million in 2008 compared to $97.6 million and $95.5 million in 2007 and 2006, respectively. Capital expenditures of $62.1 million, $70.2 million and $74.8 million in 2008, 2007 and 2006, respectively, resulted primarily from (i) purchases of production equipment in our Residential Heating & Cooling and Commercial Heating & Cooling segments, (ii) expenditures for plant consolidations and (iii) spending for our Saltillo, Mexico facility. Net cash used in investing activities for the year ended December 31, 2008 included $5.5 million for net short-term investments compared to $27.4 million in 2007, and $4.7 million for investments in affiliates in 2008 consisting of (i) an acquisition of a third-party entity that is immaterial and (ii) additional investments in unconsolidated affiliates. Net cash used in investing activities in 2006 included additional investments in affiliates consisting of (i) strategic acquisitions of third-party entities that are immaterial both individually and in the aggregate and (ii) additional investments in unconsolidated affiliates. Investing activities for 2008 also included the proceeds from the sale-leaseback from two properties that are part of our North American operations of $5.5 million.

Net cash used in financing activities

Net cash used in financing activities was $132.0 million in 2008 compared to $152.7 million and $175.5 million in 2007 and 2006, respectively. We paid a total of $32.4 million in dividends on our common stock in 2008 as compared to $35.0 million and $31.3 million in 2007 and 2006, respectively. The primary reason for the decrease in cash dividends paid is the reduction in outstanding shares due to the repurchase of common stock under our share repurchase program, partially offset by the increase in the quarterly cash dividend from $0.13 to $0.14 per share of common stock, effective as of the dividend paid on January 18, 2008. Net borrowings of long-term debt, short-term borrowings and revolving long-term borrowings totaled approximately $178.5 million in 2008 as compared to net borrowings of $98.3 million in 2007. During 2008, we used approximately $311.3 million to repurchase approximately 8,907,650 shares of our common stock under our share repurchase plans. We also purchased approximately 356,731 shares of our common stock to satisfy tax withholding obligations in connection with the exercise of stock appreciation rights, the payout of shares of our common stock pursuant to vested performance share awards and the vesting of restricted stock awards.

The following tables summarize our outstanding debt obligations and the classification in the accompanying Consolidated Balance Sheets as of December 31, 2008 and 2007 (in millions):

Description of Obligation	Short-Term	Current	Long-Term
As of December 31, 2008	Debt	Maturities	Maturities	Total

Domestic promissory notes(1)	$—	$—	$35.0	$35.0
Domestic revolving credit facility	—	—	359.8	359.8
Capital lease obligations	—	0.3	18.6	18.9
Other obligations	6.1	0.3	0.3	6.7

Total Debt	$6.1	$0.6	$413.7	$420.4

Description of Obligation	Short-Term	Current	Long-Term
As of December 31, 2007	Debt	Maturities	Maturities	Total

Domestic promissory notes(1)	$—	$36.1	$35.0	$71.1
Domestic revolving credit facility	—	—	131.0	131.0
Other obligations	4.8	0.3	0.7	5.8

Total Debt	$4.8	$36.4	$166.7	$207.9

(1)	Domestic promissory notes consisted of the following (in millions):

	For the Years Ended
	December 31,
	2008	2007

6.73% promissory notes, payable $11.1 annually through 2008	$—	$11.1
6.75% promissory notes, payable in 2008	—	25.0
8.00% promissory note, payable in 2010	35.0	35.0

Total domestic promissory notes	$35.0	$71.1

As of December 31, 2008, we had outstanding long-term debt obligations totaling $414.3 million, which increased from $203.1 million as of December 31, 2007. The amount outstanding as of December 31, 2008 consisted primarily of outstanding borrowings of $359.8 million under our domestic revolving credit facility which matures in 2012 and a promissory note with an aggregate principal amount outstanding of $35.0 million. The promissory note matures in 2010 and has an interest rate of 8.0%. The increase in total debt outstanding was primarily the result of borrowing to fund share repurchases made in 2008 and 2007.

On October 12, 2007, we entered into the Third Amended and Restated Revolving Credit Facility Agreement (the “Credit Agreement”), with a group of eighteen investment grade national banks, which contains a $650.0 million domestic revolving credit facility. The Credit Agreement replaced our previous domestic revolving credit facility, the Second Amended and Restated Credit Facility Agreement, dated as of July 8, 2005.

As of December 31, 2008, we had outstanding borrowings of $359.8 million under the $650.0 million domestic revolving credit facility and $116.6 million was committed to standby letters of credit. All of the remaining $173.6 million was available for future borrowings after consideration of covenant limitations. The facility matures in October 2012.

The domestic revolving credit facility includes a subfacility for swingline loans of up to $50 million and provides for the issuance of letters of credit for the full amount of the credit facility. The revolving loans bear interest at either (i) the Eurodollar rate plus a margin of between 0.5% and 1% that is based on our Debt to Adjusted EBITDA Ratio (as defined in the Credit Agreement) or (ii) the higher of (a) the Federal Funds Rate plus 0.5% or (b) the prime rate set by Bank of America, N.A. We may prepay the revolving loans at any time without premium or penalty, other than customary breakage costs in the case of Eurodollar loans. We pay a facility fee in the range of 0.125% to 0.25% based on our Debt to Adjusted EBITDA Ratio. We pay a letter of credit fee in the range of 0.5% to 1% based on our Debt to Adjusted EBITDA Ratio, as well as an additional issuance fee of 0.125% for letters of credit issued. Our weighted average borrowing rate on the facility was 2.26% as of December 31, 2008.

The Credit Agreement contains financial covenants relating to leverage and interest coverage. Other covenants contained in the Credit Agreement restrict, among other things, mergers, asset dispositions, guarantees, debt, liens, acquisitions, investments, affiliate transactions and our ability to make restricted payments. The most restrictive financial covenant requires us to maintain a Consolidated Indebtedness to Adjusted EBITDA Ratio of no more than 3.50 to 1.

The Credit Agreement contains customary events of default. If any event of default occurs and is continuing, lenders with a majority of the aggregate commitments may require the administrative agent to terminate our right to borrow under the Credit Agreement and accelerate amounts due under the Credit Agreement, except for a bankruptcy event of default, in which case such amounts will automatically become due and payable and the lenders’ commitments will automatically terminate.

In addition to the financial covenants contained in the Credit Agreement outlined above, our domestic promissory notes also contain certain financial covenant restrictions. As of December 31, 2008, we were in compliance with all covenant requirements. Our obligations under the facility and promissory notes are guaranteed by our material subsidiaries.

We have additional borrowing capacity through several foreign facilities governed by agreements between us and a syndicate of banks, used primarily to finance seasonal borrowing needs of our foreign subsidiaries. We had

$6.7 million and $5.8 million of obligations outstanding through our foreign subsidiaries as of December 31, 2008 and 2007, respectively. Available capacity at December 31, 2008 on foreign facilities was $26.0 million.

Under a revolving period asset securitization arrangement (“ASA”), we are eligible to transfer beneficial interests in a portion of our trade accounts receivable to third parties in exchange for cash. Our continued involvement in the transferred assets is limited to servicing. These transfers are accounted for as sales rather than secured borrowings. The fair values assigned to the retained and transferred interests are based primarily on the receivables’ carrying value given the short term to maturity and low credit risk. The ASA provides for a maximum securitization amount of $125 million or 100% of the net pool balance as defined by the ASA. However, eligibility for securitization is limited based on the quality of the accounts receivable and is calculated monthly. The beneficial interest sold cannot exceed the maximum amount even if our qualifying accounts receivable is greater than the maximum amount at any point in time. The eligible amounts available were as follows (in millions):

	For The Years Ended December 31,
	2008	2007

Eligible amount available under the ASA on qualified accounts receivable	$91.0	$102.7
Beneficial interest sold	(30.0)	—

Remaining amount available	$61.0	$102.7

As of December 31, 2008, $7.1 million of cash and cash equivalents were restricted primarily due to routine lockbox collections and letters of credit issued with respect to the operations of our captive insurance subsidiary, which expire on December 31, 2009, and will be renewed upon expiration. These letters of credit restrictions can be transferred to our revolving lines of credit as needed.

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

We periodically review our capital structure, including our primary bank facility, to ensure that it has adequate liquidity. We believe that cash flows from operations, as well as available borrowings under our revolving credit facility and other existing sources of funding, will be sufficient to fund our operations for the foreseeable future and the share repurchases during the term of the 2008 Share Repurchase Plan.

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

During 2008, we expanded our Tifton, Georgia manufacturing facility using the proceeds from Industrial Development Bonds (“IDBs”). We entered into a lease agreement with the owner of the property and the issuer of the IDBs, and through our lease payments fund the interest payments to investors in the IDBs. We also guaranteed the repayment of the IDBs and entered into letters of credit totaling $15.5 million to fund a potential repurchase of the IDBs in the event that investors exercised their right to tender the IDBs to the Trustee. As of December 31, 2008, we recorded both a long-term asset and a corresponding long-term obligation of $15.3 million related to these transactions.

As a result of the recent declines in the securities markets as a whole, the fair value of pension plan assets has also declined. In 2008, we made a $20.0 million voluntary contribution to our plans. A continued decline in fair value of our pension plan assets could result in increased pension contributions.

Off-Balance Sheet Arrangements

In addition to the revolving and term loans described above, we utilize the following financing arrangements in the course of funding our operations:

•	Transfers of accounts receivable under the ASA are accounted for as sales rather than secured borrowings and are reported as a reduction of Accounts and Notes Receivable, Net in the Consolidated Balance Sheets. As of December 31, 2008, we sold $30.0 million in beneficial interest and had not sold any as of December 31, 2007.

•	We also lease real estate and machinery and equipment pursuant to operating leases that are not capitalized on the balance sheet, including high-turnover equipment such as autos and service vehicles and short-lived equipment such as personal computers. These leases generated rent expense of approximately $64.2 million, $64.4 million and $54.1 million in 2008, 2007 and 2006, respectively.

Contractual Obligations

Summarized below are our contractual obligations as of December 31, 2008 (in millions):

	Payments Due by Period
		1 Year	2-3	4-5	After
	Total	or Less	Years	Years	5 Years

Total debt obligations	$420.4	$6.7	$37.3	$360.9	$15.5
Operating leases	163.6	53.1	68.0	30.3	12.2
Purchase obligations	9.0	9.0	—	—	—
Estimated interest payments on long-term debt	81.8	16.9	41.2	19.1	4.6

Total contractual obligations	$674.8	$85.7	$146.5	$410.3	$32.3

As of December 31, 2008, the liability for uncertain tax positions, including interest and penalties, was $15.8 million. Due to the uncertainty regarding the timing of payments associated with these liabilities, we are unable to make a reasonable estimate of the amount and period in which these liabilities might be paid.

Purchase obligations consist of aluminum commitments. The above table does not include retirement, postretirement and warranty liabilities because it is not certain when these liabilities will become due. On December 30, 2008, we made a voluntary contribution of $20.0 million and as a result there are no minimum required contributions for our U.S. qualified pension plans in 2009. However, we currently plan to make additional voluntary contributions of $20.0 million to $40.0 million for our global plans throughout 2009. We also estimate that our 2009 contribution to the postretirement benefit plan will be approximately $1.6 million. For additional information regarding our contractual obligations, see Note 11, Note 12 and Note 13 of the Notes to the Consolidated Financial Statements. Contractual obligations related to capital leases as of December 31, 2008 were included as part of long-term debt in the table above.

The majority of our Service Experts segment’s motor vehicle fleet is leased through operating leases. The lease terms are generally non-cancelable for the first 12-month term and then are month-to-month, cancelable at our option. While there are residual value guarantees on these vehicles, we have not historically made significant payments to the lessors as the leases are maintained until the fair value of the assets fully mitigates our obligations under the lease agreements. As of December 31, 2008, we estimate that we will incur an additional $7.5 million above the contractual obligations on these leases until the fair value of the leased vehicles fully mitigates our residual value guarantee obligation under the lease agreements.

Fair Value Measurements

Effective January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”), which establishes a framework for measuring fair value clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. However, in February 2008, the Financial

Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP No. 157-2”), which deferred the effective date of SFAS No. 157 for one year for non-financial assets and liabilities, except for certain items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We are currently evaluating the impact of SFAS No. 157 on our Consolidated Financial Statements for items within the scope of FSP No. 157-2, which became effective on January 1, 2009.

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

Fair Value Techniques

Our valuation techniques are applied to all of the assets and liabilities carried at fair value as of January 1, 2008, upon adoption of SFAS No. 157. Where available, the fair values are based upon quoted prices in active markets. However, if quoted prices are not available, then the fair values are based upon quoted prices for similar assets or liabilities or independently sourced market parameters, such as credit default swap spreads, yield curves, reported trades, broker/dealer quotes, interest rates and benchmark securities. For assets and liabilities with a lack of observable market activity, if any, the fair values are based upon discounted cash flow methodologies incorporating assumptions that, in our judgment, reflect the assumptions a marketplace participant would use. To ensure that financial assets and liabilities are recorded at fair value, valuation adjustments may be required to reflect either party’s creditworthiness and ability to pay. Where appropriate, these amounts were incorporated into our valuations as of December 31, 2008, the measurement date.

Our adoption of SFAS No. 157 has resulted in changes to the valuation techniques used when determining the fair value of our derivative instruments. These derivatives are primarily valued using estimated future cash flows that are based directly on observed prices from exchange-traded derivatives and, therefore, have been classified as Level 2. We also take into account the counterparty’s creditworthiness, or our own creditworthiness, as appropriate. An adjustment has been recorded in order to reflect the risk of credit default, but these adjustments have been insignificant to the overall value of the derivatives. The effect of adopting these changes to the valuation techniques was not material.

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

Market Risk

Our results of operations can be affected by changes in exchange rates. Net sales and expenses in foreign currencies are translated into U.S. dollars for financial reporting purposes based on the average exchange rate for the period. During 2008, 2007 and 2006, net sales from outside the U.S. represented 29.8%, 27.3% and 22.8%, respectively, of our total net sales. Historically, foreign currency transaction gains (losses) have not had a material effect on our overall operations. As of December 31, 2008, the impact to net income of a 10% change in exchange rates is estimated to be approximately $5.5 million.

We enter into commodity futures contracts to stabilize prices expected to be paid for raw materials and parts containing high copper and aluminum content. These contracts are for quantities equal to or less than quantities expected to be consumed in future production. As of December 31, 2008, we had metal futures contracts maturing at various dates through May 2010 with a fair value liability of $39.4 million. The impact of a 10% change in commodity prices would not have a significant impact on our results from operations on an annual basis, absent any other contravening actions.

Our results of operations can be affected by changes in interest rates due to variable rates of interest on our revolving credit facilities. A 100 basis point change in interest rates would impact our results of operations by approximately $2.1 million.

Critical Accounting Policies

The preparation of financial statements requires the use of judgments and estimates. The critical accounting policies are described below to provide a better understanding of how we develop our judgments about future events and related estimations and how such policies can impact our financial statements. A critical accounting policy is one that requires difficult, subjective or complex estimates and assessments and is fundamental to the results of operations. We consider our most critical accounting policies to be:

•	allowance for doubtful accounts;

•	goodwill and other intangible assets;

•	product warranties;

•	pension and postretirement benefits;

•	stock-based compensation;

•	self-insurance expense.

•	derivative accounting; and

•	income taxes.

This discussion and analysis should be read in conjunction with our Consolidated Financial Statements and related Notes in “Item 8. Financial Statements and Supplementary Data.”

Allowance for Doubtful Accounts

The overall allowance for doubtful accounts is maintained at a level deemed appropriate based on historical and other factors that affect our cash collections. Such factors include the historical trends of bad debt write-offs and recovery of previously written-off accounts, the current aging of customer accounts, the financial strength of customers and projected economic and market conditions. The evaluation of these factors involves complex, subjective judgments. Due to the challenging market conditions in our end markets in recent years, our bad debt expense and amount of write-offs has moderately increased. We continue to monitor our customers’ creditworthiness and do not believe that we are exposed to any concentrations of credit risk with those customers. Thus, changes in these factors or changes in economic circumstances may significantly impact our consolidated financial statements.

Goodwill and Other Intangible Assets

We test goodwill for impairment by reporting unit at least annually in the first quarter of each fiscal year. We estimate reporting unit fair values using standard business valuation techniques such as discounted cash flows and reference to comparable business transactions. The discounted cash flows used to estimated fair value are based on assumptions regarding each reporting unit’s estimated projected future cash flows and the estimated weighted-average cost of capital that a market participant would use in evaluating the reporting unit in a purchase transaction. The estimated weighted-average cost of capital is based on the risk-free interest rate and other factors such as equity risk premiums and the ratio of total debt and equity capital. In performing these impairment tests, we take steps to ensure that appropriate and reasonable cash flow projections and assumptions are used. We reconcile our estimated enterprise value to our market capitalization and determine the reasonableness of the cost of capital used by comparing to market data. We also perform sensitivity analyses on the key assumptions used, such as the weighted-average cost of capital and terminal growth rates.

We also monitor economic, legal, regulatory and other factors for Lennox as a whole and for each reporting unit between annual impairment tests to ensure that there are no indicators that make it more likely than not that there has been a decline in the fair value of the reporting unit below its carrying value. Specifically, we monitor industry trends, our market capitalization, recent and forecasted financial performance of our reporting units, and the timing and nature of our restructuring activities. While our recent financial performance is below historical levels, we do not currently believe that there are any indicators of impairment. If these estimates or the related assumptions change, we may be required to record non-cash impairment charges for these assets in the future.

Product Warranties

The estimate of our liability for future warranty costs requires us to make significant assumptions about the amount, timing and nature of the costs we will incur in the future. We review the assumptions used to determine the liability periodically and we adjust our assumptions based upon factors such as actual failure rates and cost experience. Numerous factors could affect actual failure rates and cost experience, including the amount and timing of new product introductions, changes in manufacturing techniques or locations, components or suppliers used. In recent years, changes in the warranty liability as the result of the issuance of new warranties and the payments made have remained relatively stable. Should actual warranty costs differ from our estimates, we may be required to record adjustments to accruals and expense in the future. For more information see Note 11 in the Notes to the Consolidated Financial Statements.

Pensions and Postretirement Benefits

We have domestic and foreign pension plans covering essentially all employees and we also maintain an unfunded postretirement benefit plan, which provides certain medical and life insurance benefits to eligible employees. In 2008, we selected 8.25% as the assumed long-term rate of return on assets, which is consistent with our 2007 estimate. These are long-term estimates of equity values and are not dependent on short-term variations of the equity markets. Due to the significant recent declines in security market values in 2008 we experienced a loss in asset values of $59.3 million. The loss does not immediately impact our earnings as it is deferred in AOCI and will be amortized into net periodic benefit cost over the estimated service period of covered employees of 14.2 years. However, the loss is recognized as an immediate increase to our benefit obligations. We also selected assumed discount rates of 6.27% for pension benefits and 6.42% for other benefits. Our assumed discount rates are selected using the yield curve for high-quality corporate bonds, which is dependent upon risk-free interest rates and current credit market conditions.

The assumed long-term rate of return on assets and the discount rate have significant effects on the amounts reported for our defined benefit plans. A 25 basis point decrease in the long-term rate of return on assets or discount rate would have the following effects (in millions):

	25 Basis Point
	Decrease in Long-	25 Basis Point
	Term Rate of	Decrease in
	Return	Discount Rate

Effect on net periodic benefit cost	$0.5	$0.5
Effect on the postretirement benefit obligations	N/A	7.1

Assumed healthcare cost trend rates have a significant effect on the amounts reported for our healthcare plan. For 2008, our assumed healthcare cost trend rate was 8.50%. A one percentage-point change in assumed healthcare cost trend rates would have the following effects (in millions):

	1-Percentage-Point	1-Percentage-Point
	Increase	Decrease

Effect on total of service and interest cost	$0.2	$(0.2)
Effect on the postretirement benefit obligation	1.5	(1.3)

Should actual results differ from our estimates and assumptions, revisions to the benefit plan liabilities and the related expenses would be required. For more information see Note 13 in the Notes to our Consolidated Financial Statements.

Stock-Based Compensation

Determining the amount of expense for stock-based compensation, as well as the associated impact to our financial statements, requires us to develop estimates of the fair value of stock-based compensation expense. The stock-based compensation expense that we record related to our performance share units is highly dependent upon the achievement of performance goals and forfeiture rates. These objectively determinable performance goals include measures based upon return on invested capital and growth in net income. If we do not achieve the goals specified, the stock-based compensation expense is not recorded or recorded at lower achievement rates and previous estimates may be revised. Similarly, should we exceed our goals; we may be required to record additional stock-based compensation expense. The most significant factors of the stock-based compensation expense related to stock appreciation right awards that require estimates or projections include the expected volatility of our stock price and expected lives of the stock appreciation rights. The expected lives of stock appreciation rights are determined based on historical exercise experience and estimated forfeiture rates are derived from historical forfeiture patterns. We believe the historical experience is the best estimate of future exercise patterns and forfeitures currently available.

Self-Insurance Expense

We use a combination of third-party insurance and self-insurance plans (large deductible or captive) to provide protection against claims relating to workers’ compensation, general liability, product liability, property damage, aviation liability, directors and officers’ liability, auto liability, physical damage and other exposures. The self-insurance expense and liabilities are primarily determined based on our historical claims information, as well as industry factors and trends. We maintain safety and manufacturing programs that are designed to improve the safety and effectiveness of our business processes and, as a result, reduce the level and severity of our various self-insurance risks. In recent years, our actual claims experience has been trending favorably and, therefore, both self-insurance expense and the related liability have decreased. To the extent actuarial assumptions change and claims experience rates differ from historical rates, our liability may change.

Derivative Accounting

We use futures contracts and fixed forward contracts to mitigate our exposure to volatility in commodity prices in the ordinary course of business. Fluctuations in metal commodity prices impact the value of the derivative instruments that we hold. When metal commodity prices rise, the fair value of our futures contracts increases and conversely, when commodity prices fall, the fair value of our futures contracts decreases. Late in 2008, metal prices fell significantly and as a result, we recorded derivative losses of $21.3 million in AOCI. We do not expect similar drops in metal commodity prices in the foreseeable future. Historically, hedge ineffectiveness has not been significant. We are required to prepare and maintain contemporaneous documentation for futures contracts to be formally designated as cash flow hedges. Our failure to comply with the strict documentation requirements could result in the de-designation of cash flow hedges, which may significantly impact our consolidated financial statements.

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

As part of our financial process, we must assess the likelihood that our deferred tax assets can be recovered. If recovery is not likely, the provision for taxes must be increased by recording a reserve in the form of a valuation allowance for the deferred tax assets that are estimated not to be ultimately recoverable. In this process, certain relevant criteria are evaluated, including the existence of deferred tax liabilities that can be used to absorb deferred tax assets, the taxable income in prior carryback years that can be used to absorb net operating losses and credit carrybacks and taxable income in future years. Our judgment regarding future taxable income may change due to future market conditions, changes in U.S. or international tax laws and other factors. These changes, if any, may require material adjustments to these deferred tax assets and an accompanying reduction or increase in net income in the period when such determinations are made. In addition to the risks to the effective tax rate described above, the effective tax rate reflected in forward-looking statements is based on current tax law. Any significant changes in the tax laws could affect these estimates.

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

Management has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that as of December 31, 2008, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

KPMG LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements, has issued an audit report including an opinion on the effectiveness of internal control over financial reporting as of December 31, 2008, a copy of which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Lennox International Inc.:

We have audited the accompanying consolidated balance sheets of Lennox International Inc. and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2008. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule. We have also audited Lennox International Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Lennox International Inc.’s management is responsible for these consolidated financial statements, the financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements, the financial statement schedule and the effectiveness of the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lennox International Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, Lennox International Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company adopted the provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, effective December 31, 2006, and the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, effective January 1, 2007.

/s/  KPMG LLP

Dallas, Texas

February 26, 2009

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
As of December 31, 2008 and 2007
(In millions, except share and per share data)

	2008	2007

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$122.1	$145.5
Short-term investments	33.4	27.7
Accounts and notes receivable, net	369.6	492.0
Inventories, net	298.3	325.2
Deferred income taxes	24.2	30.9
Other assets	87.4	49.4

Total current assets	935.0	1,070.7
PROPERTY, PLANT AND EQUIPMENT, net	329.5	317.8
GOODWILL	232.3	262.8
DEFERRED INCOME TAXES	113.5	94.0
OTHER ASSETS, net	49.2	69.3

TOTAL ASSETS	$1,659.5	$1,814.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$6.1	$4.8
Current maturities of long-term debt	0.6	36.4
Accounts payable	234.5	289.2
Accrued expenses	331.1	352.7
Income taxes payable	3.7	1.1

Total current liabilities	576.0	684.2
LONG-TERM DEBT	413.7	166.7
POSTRETIREMENT BENEFITS, OTHER THAN PENSIONS	12.5	16.2
PENSIONS	107.7	34.8
OTHER LIABILITIES	91.0	104.2

Total liabilities	1,200.9	1,006.1
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 200,000,000 shares authorized, 84,215,904 shares and 81,897,439 shares issued for 2008 and 2007, respectively	0.8	0.8
Additional paid-in capital	805.6	760.7
Retained earnings	538.8	447.4
Accumulated other comprehensive (loss) income	(98.8)	63.6
Treasury stock, at cost, 29,109,058 shares and 19,844,677 shares for 2008 and 2007, respectively	(787.8)	(464.0)

Total stockholders’ equity	458.6	808.5

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,659.5	$1,814.6

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2008, 2007 and 2006
(In millions, except per share data)

	2008	2007	2006

NET SALES	$3,481.4	$3,735.3	$3,700.6
COST OF GOODS SOLD	2,507.9	2,687.4	2,745.3

Gross profit	973.5	1,047.9	955.3
OPERATING EXPENSES:
Selling, general and administrative expenses	724.4	773.4	772.2
Gains and other expenses, net	(1.9)	(6.7)	(46.8)
Restructuring charges	30.4	25.2	13.3
Impairment of equity method investment	9.1	—	—
Income from equity method investments	(8.6)	(10.6)	(8.0)

Operational income from continuing operations	220.1	266.6	224.6
INTEREST EXPENSE, net	13.7	6.8	4.4
OTHER EXPENSE, net	0.1	0.7	0.5

Income from continuing operations before income taxes	206.3	259.1	219.7
PROVISION FOR INCOME TAXES	81.2	89.5	52.9

Income from continuing operations	125.1	169.6	166.8
DISCONTINUED OPERATIONS:
Loss from discontinued operations	3.7	0.9	1.3
Income tax benefit	(1.4)	(0.3)	(0.5)

Loss from discontinued operations	2.3	0.6	0.8

Net income	$122.8	$169.0	$166.0

EARNINGS PER SHARE — BASIC:
Income from continuing operations	$2.21	$2.56	$2.38
Loss from discontinued operations	(0.04)	(0.01)	(0.01)

Net income	$2.17	$2.55	$2.37

EARNINGS PER SHARE — DILUTED:
Income from continuing operations	$2.15	$2.44	$2.27
Loss from discontinued operations	(0.04)	(0.01)	(0.01)

Net income	$2.11	$2.43	$2.26

AVERAGE SHARES OUTSTANDING:
Basic	56.7	66.4	69.9
Diluted	58.3	69.4	73.5
CASH DIVIDENDS DECLARED PER SHARE	$0.56	$0.53	$0.46

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2008, 2007 and 2006
(In millions, except per share data)

					Accumulated
	Common Stock		Additional		Other	Treasury	Total
	Issued		Paid-In	Retained	Comprehensive	Stock	Stockholders’	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	at Cost	Equity	Income (Loss)

BALANCE AS OF DECEMBER 31, 2005	74.7	$0.7	$649.3	$191.0	$0.4	$(47.0)	$794.4
Impact of adjustments recorded under provisions of SAB No. 108	—	—	—	(12.4)	—	—	(12.4)

ADJUSTED BALANCE AS OF JANUARY 1, 2006	74.7	0.7	649.3	178.6	0.4	(47.0)	782.0
Net income	—	—	—	166.0	—	—	166.0	$166.0
Dividends, $0.46 per share	—	—	—	(32.1)	—	—	(32.1)	—
Foreign currency translation adjustments, net	—	—	—	—	20.8	—	20.8	20.8
Minimum pension liability adjustments, net of tax benefit of $2.0	—	—	—	—	4.0	—	4.0	4.0
Stock-based compensation expense	—	—	24.4	—	—	—	24.4	—
Derivatives, net of tax provision of $1.0	—	—	—	—	(1.9)	—	(1.9)	(1.9)
Common stock issued	2.3	0.1	19.7	—	—	—	19.8	—
Treasury stock purchases	—	—	—	—	—	(163.4)	(163.4)	—
Tax benefits of stock-based compensation	—	—	13.2	—	—	—	13.2	—

Comprehensive income	—	—	—	—	—	—	—	$188.9

Adjustments resulting from adoption of SFAS No. 158, net of tax benefit of $15.0	—	—	—	—	(28.4)	—	(28.4)

BALANCE AS OF DECEMBER 31, 2006	77.0	0.8	706.6	312.5	(5.1)	(210.4)	804.4	—

Impact of adoption of FIN No. 48	—	—	—	0.9	—	—	0.9	—

ADJUSTED BALANCE AS OF JANUARY 1, 2007	77.0	0.8	706.6	313.4	(5.1)	(210.4)	805.3	—
Net income	—	—	—	169.0	—	—	169.0	$169.0
Dividends, $0.53 per share	—	—	—	(35.0)	—	—	(35.0)	—
Foreign currency translation adjustments, net	—	—	—	—	62.9	—	62.9	62.9
Pension and postretirement liability changes, net of tax benefit of $0.0	—	—	—	—	3.2	—	3.2	3.2
Stock-based compensation expense	—	—	21.0	—	—	—	21.0	—
Reversal of previously recorded stock-based compensation expense related to share-based awards canceled in restructuring	—	—	(2.1)	—	—	—	(2.1)	—
Derivatives, net of tax provision of $1.3	—	—	—	—	2.6	—	2.6	2.6
Common stock issued	4.9	—	21.5	—	—	—	21.5	—
Treasury stock purchases	—	—	—	—	—	(253.6)	(253.6)	—
Tax benefits of stock-based compensation	—	—	20.1	—	—	—	20.1	—
Other tax-related items	—	—	(6.4)	—	—	—	(6.4)	—

Comprehensive income	—	—	—	—	—	—	—	$237.7

BALANCE AS OF DECEMBER 31, 2007	81.9	0.8	760.7	447.4	63.6	(464.0)	808.5

Net income	—	—	—	122.8	—	—	122.8	$122.8
Dividends, $0.56 per share	—	—	—	(31.4)	—	—	(31.4)	—
Foreign currency translation adjustments, net	—	—	—	—	(84.9)	—	(84.9)	(84.9)
Pension and postretirement liability changes, net of tax benefit of $35.1	—	—	—	—	(55.9)	—	(55.9)	(55.9)
Stock-based compensation expense	—	—	11.8	—	—	—	11.8	—
Derivatives and other, net of tax provision of $12.3	—	—	—	—	(21.6)	—	(21.6)	(21.6)
Common stock issued	2.3	—	19.7	—	—	—	19.7	—
Treasury stock purchases	—	—	—	—	—	(323.8)	(323.8)	—
Tax benefits of stock-based compensation	—	—	13.4	—	—	—	13.4	—

Comprehensive loss	—	—	—	—	—	—	—	$(39.6)

BALANCE AS OF DECEMBER 31, 2008	84.2	$0.8	$805.6	$538.8	$(98.8)	$(787.8)	$458.6

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2008, 2007 and 2006
(In millions)

	2008	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$122.8	$169.0	$166.0
Adjustments to reconcile net income to net cash provided by operating activities:
Income from equity method investments	(8.6)	(10.6)	(8.0)
Dividends from affiliates	14.3	12.3	5.4
Restructuring expenses, net of cash paid	0.6	14.8	7.3
Impairment of equity method investment	9.1	—	—
Unrealized loss on futures contracts	5.1	3.3	20.8
Collateral posted for hedges	(37.9)	—	—
Stock-based compensation expense	11.8	21.0	24.4
Depreciation and amortization	50.6	48.8	44.3
Proceeds from sales of accounts receivable under asset securitization	30.0	—	—
Deferred income taxes	25.0	5.7	(26.3)
Pension contributions, net of expense	(19.5)	(6.6)	6.7
Other items, net	4.6	9.5	1.2
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts and notes receivable	54.4	22.4	11.1
Inventories	15.0	(6.7)	(47.3)
Other current assets	(0.6)	(5.9)	(0.8)
Accounts payable	(44.2)	0.1	(25.9)
Accrued expenses	(41.7)	3.5	(4.3)
Income taxes payable and receivable	(1.7)	(25.5)	11.0
Other	(5.9)	(15.2)	15.1

Net cash provided by operating activities	183.2	239.9	200.7
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the disposal of property, plant and equipment	5.8	0.8	3.5
Purchases of property, plant and equipment	(62.1)	(70.2)	(74.8)
Additional investments in affiliates	(4.7)	(0.8)	(24.2)
Purchases of short-term investments	(64.2)	(42.5)	—
Proceeds from sales and maturities of short-term investments	58.7	15.1	—

Net cash used in investing activities	(66.5)	(97.6)	(95.5)
CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term borrowings (payments), net	1.4	3.4	(0.4)
Proceeds from capital lease	15.3	—	—
Long-term payments	(36.4)	(36.1)	(11.2)
Revolver long-term borrowings	213.5	131.0	—
Proceeds from stock option exercises	19.7	21.5	19.8
Payments of deferred financing costs	(0.3)	(1.8)	(0.3)
Repurchases of common stock	(323.8)	(253.6)	(163.4)
Excess tax benefits related to share-based payments	11.0	17.9	11.3
Cash dividends paid	(32.4)	(35.0)	(31.3)

Net cash used in financing activities	(132.0)	(152.7)	(175.5)
DECREASE IN CASH AND CASH EQUIVALENTS	(15.3)	(10.4)	(70.3)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(8.1)	11.6	1.1
CASH AND CASH EQUIVALENTS, beginning of year	145.5	144.3	213.5

CASH AND CASH EQUIVALENTS, end of year	$122.1	$145.5	$144.3

Supplementary disclosures of cash flow information:
Cash paid during the year for:
Interest	$17.6	$11.4	$10.0

Income taxes (net of refunds)	$41.9	$91.3	$43.8

Non-cash items:
Impact of adjustments recorded under provisions of SAB No. 108	$—	$—	$12.4

Impact of adoption of FIN No. 48	$—	$0.9	$—

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008, 2007 and 2006

1.	Nature of Operations:

Lennox International Inc., a Delaware corporation, through its subsidiaries (referred to herein as “we,” “our,” “us,” “LII” or the “Company”), is a leading global provider of climate control solutions. We design, manufacture and market a broad range of products for the heating, ventilation, air conditioning and refrigeration (“HVACR”) markets. We operate in four reportable business segments of the HVACR industry. The first reportable segment is Residential Heating & Cooling, in which we manufacture and market a full line of heating, air conditioning and hearth products for the residential replacement and new construction markets in the U.S. and Canada. The second reportable segment is Commercial Heating & Cooling, in which we manufacture and sell rooftop products and related equipment for light commercial applications in the U.S. and Canada and primarily rooftop products, chillers and air handlers in Europe. The third reportable segment is Service Experts, which includes sales, installation, maintenance, and repair services for heating, ventilation, and air conditioning (“HVAC”) equipment by company-owned service centers in the U.S. and Canada. The fourth reportable segment is Refrigeration, which manufactures and sells unit coolers, condensing units and other commercial refrigeration products in the U.S. and international markets. See Note 21 for financial information regarding our reportable segments.

We sell our products and services through a combination of distributors, independent and company-owned dealer service centers, other installing contractors, wholesalers, manufacturers’ representatives, original equipment manufacturers and to national accounts.

2.	Summary of Significant Accounting Policies:

Principles of Consolidation

The consolidated financial statements include the accounts of Lennox International Inc. and the accounts of our majority-owned subsidiary businesses and are consolidated in conformity with General Accepted Accounting Principles in the United States of America (“U.S. GAAP”). All intercompany transactions, profits and balances have been eliminated.

Cash and Cash Equivalents

We consider all highly liquid temporary investments with original maturity dates of three months or less to be cash equivalents. Cash and cash equivalents consisted of cash, overnight repurchase agreements and investment grade securities and are stated at cost, which approximates fair value.

As of December 31, 2008 and 2007, $7.1 million and $20.2 million, respectively, of cash and cash equivalents were restricted primarily due to routine lockbox collections and letters of credit issued with respect to the operations of our captive insurance subsidiary (the “Captive”), which expire on December 31, 2009. These letters of credit restrictions can be transferred to our revolving credit facility as needed.

Accounts and Notes Receivable

Accounts and notes receivable are shown in the accompanying Consolidated Balance Sheets, net of allowance for doubtful accounts and net of accounts receivable sold under our asset securitization arrangement, if any. The allowance for doubtful accounts is generally established during the period in which receivables are recognized and is maintained at a level deemed appropriate based on historical and other factors that affect collectibility. Such factors include the historical trends of write-offs and recovery of previously written-off accounts, the financial strength of the customer and projected economic and market conditions. We determine the delinquency status of receivables predominantly based on contractual terms and write off uncollectible receivables after management’s review of factors that affect collectibility as noted above, among other

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

considerations. We have no significant concentrations of credit risk within our accounts and notes receivable. Detailed information regarding the allowance for doubtful accounts is provided below (in millions):

	For the Years Ended December 31,
	2008	2007

Allowance for doubtful accounts	$18.6	$17.1

	For the Years Ended December 31,
	2008	2007	2006

Provision for bad debts	$17.4	$10.4	$6.6

Inventories

Inventory costs include material, labor, depreciation and plant overhead. Inventories of $129.0 million and $130.6 million as of December 31, 2008 and 2007, respectively, were valued at the lower of cost or market using the last-in, first-out (“LIFO”) cost method. The remaining portion of the inventory is valued at the lower of cost or market with cost being determined either on the first-in, first-out (“FIFO”) basis or average cost. We elected to use the LIFO cost method for our domestic manufacturing companies in 1974 and continued to elect the LIFO cost method for new operations through the late 1980s. The types of inventory include raw materials, purchased components, work-in-process, repair parts and finished goods. Starting in the late 1990s, we began adopting the FIFO cost method for all new domestic manufacturing operations (primarily acquisitions). Our operating entities with a previous LIFO election continue to use the LIFO cost method. We also use the FIFO cost method for all of our foreign-based manufacturing facilities as well as our Service Experts segment, whose inventory is limited to service parts and finished goods. LIFO inventory liquidations did not have a material impact on gross profit during the years ended December 31, 2008, 2007, and 2006.

Property, Plant and Equipment

Property, plant and equipment are stated at cost, net of accumulated depreciation. Expenditures that increase the utility or extend the useful lives of fixed assets are capitalized and expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the following estimated useful lives:

Buildings and improvements	2 to 40 years
Machinery and equipment	1 to 15 years

We periodically review long-lived assets for impairment as events or changes in circumstances indicate that the carrying amount of such assets might not be recoverable. In order to assess recoverability, we compare the estimated expected future undiscounted cash flows identified with each long-lived asset or related asset grouping to the carrying amount of such assets. If the expected future cash flows do not exceed the carrying value of the asset or assets being reviewed, an impairment loss is recognized based on the excess of the carrying amount of the impaired assets over their fair value.

Goodwill

Goodwill represents the excess of cost over fair value of assets of acquired businesses. Goodwill and intangible assets determined to have an indefinite useful life are not amortized, but are instead tested for impairment at least annually. We complete our annual goodwill impairment tests in the first quarter of each fiscal year and continuously monitor our operations for indicators of goodwill impairment based on current market conditions.

We estimate reporting unit fair values using standard business valuation techniques such as discounted cash flows and reference to comparable business transactions. The discounted cash flows fair value estimates are based on our projected future cash flows and the estimated weighted-average cost of capital of market participants. The estimated weighted-average cost of

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

capital is based on the risk-free interest rate and other factors such as equity risk premiums and the ratio of total debt and equity capital.

Based on the results of our annual impairment tests, we determined that no impairment of our goodwill existed as of December 31, 2008, 2007 or 2006.

In assessing the fair value of our goodwill, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or the related assumptions change, we may be required to record impairment charges for these assets in the future.

Intangible and Other Assets

We require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values.

Identifiable intangible and other assets that have finite useful lives are amortized over their useful lives as follows:

Asset	Useful Life

Deferred financing costs	Effective interest method
Customer relationships	Straight-line method up to 10 years

We periodically review intangible assets with estimable useful lives for impairment as events or changes in circumstances indicate that the carrying amount of such assets might not be recoverable. In order to assess recoverability, we compare the estimated expected undiscounted future cash flows identified with each intangible asset or related asset grouping to the carrying amount of such assets. If the expected future cash flows do not exceed the carrying value of the asset or assets being reviewed, an impairment loss is recognized based on the excess of the carrying amount of the impaired assets over their fair value.

In assessing the fair value of our other intangibles, we must make assumptions that a market participant would make regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or the related assumptions change, we may be required to record impairment charges for these assets in the future.

Product Warranties

For some of our HVAC products, we provide warranty terms ranging from one to 20 years to customers for certain components such as compressors or heat exchangers. For select products, we also provide lifetime warranties for heat exchangers. A liability for estimated warranty expense is recorded on the date that revenue is recognized. Our estimates of future warranty costs are determined for each product line. The number of units that we expect to repair or replace is determined by applying the estimated failure rate, which is generally based on historical experience, to the number of units that have been sold and are still under warranty. The estimated units to be repaired under warranty are multiplied by the average cost to repair or replace such products to determine the estimated future warranty cost. We do not discount product warranty liabilities as the amounts are not fixed and the timing of future cash payments is neither fixed nor reliably determinable. We also provide for specifically identified warranty obligations. Estimated future warranty costs are subject to adjustment from time to time depending on changes in actual failure rate and cost experience. Subsequent costs incurred for warranty claims serve to reduce the accrued product warranty liability.

Pensions and Postretirement Benefits

We provide pension and postretirement medical benefits to eligible domestic and foreign employees and recognize pension and postretirement benefit costs over the estimated service life of those employees. We also recognize the funded status of our benefit plans, as measured at year-end by the difference between plan assets at fair value and the benefit obligation, in the Consolidated Balance Sheets. Changes in the funded status are recognized in the year in which the changes occur through Accumulated Other Comprehensive Income (AOCI). Actuarial gains or losses are amortized into net period benefit cost over the estimated service life of covered employees.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The benefit plan assets and liabilities reflect assumptions about the long-range performance of our benefit plans. Should actual results differ from management’s estimates, revisions to the benefit plan assets and liabilities would be required. For additional disclosures on pension and postretirement medical benefits, including how we determine the assumptions used, see Note 13.

Self-Insurance

We use a combination of third-party insurance and self-insurance plans (large deductible or captive) to provide protection against claims relating to workers’ compensation, general liability, product liability, property damage, aviation liability, directors and officers’ liability, auto liability, physical damage and other exposures. We also maintain third-party coverage for risks not retained within our large deductible or captive insurance plans. Self-insurance expense and liabilities are determined based on our historical claims information, as well as industry factors and trends. As of December 31, 2008, self-insurance and captive reserves, calculated on an undiscounted basis, represent the best estimate of the future payments to be made on losses reported and unreported for 2008 and prior years. The majority of our self-insured risks (excluding auto liability and physical damage) will be paid over an extended period of time.

Actual payments for claims reserved as of December 31, 2008 may vary depending on various factors, including the development and ultimate settlement of reported and unreported claims. To the extent actuarial assumptions change and claims experience rates differ from historical rates, our liability may change.

Derivatives

We use futures contracts and fixed forward contracts to mitigate the exposure to volatility in commodity prices. We hedge only exposures in the ordinary course of business and do not hold or trade derivatives for profit. All derivatives are recognized in the Consolidated Balance Sheets at fair value. Classification of each hedging instrument is based upon whether the maturity of the instrument is less than or greater than 12 months.

We selectively hedge anticipated transactions that are subject to commodity price exposure. Instruments that meet established accounting criteria are formally designated as cash flow hedges. If the hedging relationship ceases to be highly effective or it becomes probable that an expected transaction will no longer occur, future gains or losses on the derivative are recorded in Gains and Other Expenses, net in the accompanying Consolidated Statements of Operations.

We may enter into instruments that economically hedge certain of our risks, even though hedge accounting does not apply or we elect not to apply hedge accounting. The fair value of the instruments, which are recognized currently in net income, act as an economic offset to changes in the fair value of the underlying hedged item(s). For more information see Note 9.

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

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109 (“FIN No. 48”). FIN No. 48 clarifies the accounting for income taxes by prescribing a minimum threshold that a tax position is required to meet before being recognized in the financial statements. FIN No. 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting for interim periods, disclosure and transition. Effective January 1, 2007, we adopted FIN No. 48. As a result of the adoption of FIN No. 48, we recognized a $0.9 million decrease in the liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007 retained earnings balance. For more information see Note 10.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We recognize interest and penalties accrued related to unrecognized tax benefits in income tax expense in accordance with FIN No. 48.

Revenue Recognition

Our Residential Heating & Cooling, Commercial Heating & Cooling and Refrigeration segments’ revenue recognition practices depend upon the shipping terms for each transaction. Shipping terms are primarily FOB Shipping Point and, therefore, revenues are recognized for these transactions when products are shipped to customers and title passes. However, certain customers in our smaller operations, primarily outside of North America, have shipping terms where title and risk of ownership do not transfer until the product is delivered to the customer. For these transactions, revenues are recognized on the date that the product is received and accepted by such customers. We have experienced returns for miscellaneous reasons and we record a reserve for these returns based on historical experience for such returns at the time we recognize revenue. Our historical rate of returns are insignificant as a percentage of sales.

Our Service Experts segment recognizes sales, installation, maintenance and repair revenues at the time the services are completed. The Service Experts segment also provides HVAC system design and installation services under fixed-price contracts, which may extend up to one year. Revenue for these services is recognized using the percentage-of-completion method, based on the percentage of incurred contract costs-to-date in relation to total estimated contract costs, after giving effect to the most recent estimates of total cost. The effect of changes to total estimated contract revenue or cost is recognized in the period such changes are determined. Provisions for estimated losses on individual contracts are made in the first period in which the loss becomes probable.

We engage in cooperative advertising, customer rebate, cash discount and other miscellaneous programs that result in payments or credits being issued to its customer. Our policy is to record the discounts and incentives as a reduction of sales when the sales are recorded, with the exception of certain cooperative advertising expenditures that are charged to Selling, General and Administrative (“SG&A”) Expenses. Under these cooperative advertising programs, we receive, or will receive, an indentifiable benefit (goods or services) in exchange for the consideration given.

Cost of Goods Sold

The principal components of cost of goods sold in our manufacturing operations are component costs, raw materials, factory overhead, labor and estimated costs of warranty expense. These principal components of cost include inbound freight charges, purchasing, receiving and inspection costs, internal transfer costs and warehousing costs through the manufacturing process. In our Service Experts segment, the principal components of cost of goods sold are equipment, vehicle costs, parts and supplies and labor.

Selling, General and Administrative Expenses

SG&A expenses include all other payroll and benefit costs, advertising, commissions, research and development, information technology costs and other selling, general and administrative related costs such as insurance, travel, and non-production depreciation and rent.

Stock-Based Compensation

We recognize compensation expense for stock-based arrangements over the required employee service periods. We base stock-based compensation costs on the estimated grant-date fair value of the stock-based awards that are expected to ultimately vest and adjust expected vesting rates to actual rates as additional information becomes known. We also adjust performance achievement rates based on our best estimates of those rates at the end of the performance period.

Translation of Foreign Currencies

All assets and liabilities of foreign subsidiaries and joint ventures are translated into U.S. dollars using rates of exchange in effect at the balance sheet date. Revenues and expenses are translated at average exchange rates during the respective years. The unrealized translation gains and losses are included in AOCI in the accompanying Consolidated Balance Sheets. Transaction gains and losses are included in Gains and Other Expenses, net in the accompanying Consolidated Statements of Operations.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the valuation of accounts receivable, inventories, goodwill, intangible assets, and other long-lived assets, legal contingencies, guarantee obligations, indemnifications, and assumptions used in the calculation of income taxes, pension and postretirement medical benefits, among others. These estimates and assumptions are based on our best estimates and judgment.

We evaluate our estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. We believe these estimates and assumptions to be reasonable under the circumstances and adjust such estimates and assumptions when facts and circumstances dictate. Declines in the residential new construction market and other consumer spending, volatile equity, foreign currency, and commodity markets, have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

Reclassifications

Certain amounts have been reclassified from the prior year presentation to conform to the current year presentation.

Recently Adopted Accounting Pronouncements

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

3.	Short-term Investments

Our captive insurance company held all of the short-term investments reported on our Consolidated Balance Sheets. Unrealized losses included in AOCI in the accompanying Consolidated Balance Sheet as of December 31, 2008 and 2007 were not material. Realized gains and losses from the sale of securities were also not material for 2008 and 2007. The maturities of these securities range from January 2009 to December 2011.

For more information on the valuation of these investments, see Note 22.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Inventories:

Components of inventories are as follows (in millions):

	For the Years Ended
	December 31,
	2008	2007

Finished goods	$232.8	$247.6
Work in process	8.4	10.5
Raw materials and repair parts	132.9	137.5

	374.1	395.6
Excess of current cost over last-in, first-out cost	(75.8)	(70.4)

Total inventories	$298.3	$325.2

Repair parts are primarily utilized in service operations and to fulfill our warranty obligations.

5.	Property, Plant and Equipment:

Components of property, plant and equipment are as follows (in millions):

	For the Years Ended
	December 31,
	2008	2007

Land	$35.6	$37.1
Buildings and improvements	237.8	209.1
Machinery and equipment	561.8	550.6
Construction in progress and equipment not yet in service	38.8	42.4

Total	874.0	839.2
Less-accumulated depreciation	(544.5)	(521.4)

Property, plant and equipment, net	$329.5	$317.8

The balances above include buildings and improvements and machinery and equipment under capital lease obligations of $18.6 million, net of accumulated depreciation of $3.4 million for the year ended December 31, 2008. Capital lease assets were not material as of December 31, 2007.

6.	Goodwill, Intangible and Other Assets:

Goodwill

The changes in the carrying amount of goodwill related to continuing operations, by segment, are as follows (in millions):

	Balance as of		Balance as of		Balance as of
	December 31,		December 31,		December 31,
	2006	Changes(1)	2007	Changes(2)	2008

Residential Heating & Cooling	$33.9	$(0.2)	$33.7	$—	$33.7
Commercial Heating & Cooling	30.1	2.0	32.1	(0.9)	31.2
Service Experts	97.9	14.6	112.5	(18.7)	93.8
Refrigeration	77.9	6.6	84.5	(10.9)	73.6

Total	$239.8	$23.0	$262.8	$(30.5)	$232.3

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Changes in 2007 primarily relate to changes in foreign currency translation rates.

(2)	Changes in 2008 primarily relate to changes in foreign currency translation rates. Changes in 2008 also include an increase in goodwill of $2.6 million related to an acquisition and a decrease related to an adjustment of income tax contingencies related to a previous acquisition. Both of these goodwill adjustments were recorded in our Service Experts segment.

Intangible and Other Assets

Identifiable intangible and other assets subject to amortization are recorded in Other Assets in the accompanying Consolidated Balance Sheets and were comprised of the following (in millions):

	For the Years Ended December 31,
	2008			2007
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount

Deferred financing costs	$7.2	$(4.8)	$2.4	$7.0	$(4.1)	$2.9
Customer relationships	3.3	(0.7)	2.6	3.3	(0.4)	2.9
Other	5.1	(3.8)	1.3	4.7	(3.6)	1.1

Total	$15.6	$(9.3)	$6.3	$15.0	$(8.1)	$6.9

Amortization of intangible assets was as follows (in millions):

	For the Years Ended December 31,
	2008	2007	2006

Amortization expense	$1.5	$1.4	$1.4

Estimated intangible amortization expense for the next five years is as follows (in millions):

2009	$1.5
2010	1.3
2011	1.1
2012	0.8
2013	0.4

As of December 31, 2008 and 2007, we had $4.8 million of intangible assets primarily consisting of trademarks, which are not subject to amortization.

7.	Joint Ventures and Other Equity Investment:

Joint Ventures

We participate in two joint ventures; the largest is located in the U.S. and the other in Mexico. These joint ventures are engaged in the manufacture and sale of compressors, unit coolers and condensing units. Because we exert significant influence over these affiliates based upon 25% and 50% ownership, but do not control them due to venture partner participation, they have been accounted for under the equity method and their financial position and results of operations are not consolidated. We purchase compressors from our U.S. joint venture for use in certain of our products.

The combined balance of equity method investments included in Other Assets, net totaled (in millions):

	As of December 31,
	2008	2007

Other Assets, net	$32.0	$52.6

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Purchases of compressors from our U.S. joint venture that were included in Cost of Goods Sold in the Consolidated Statements of Operations were approximately (in millions):

	For the Years Ended December 31,
	2008	2007	2006

Purchases of compressors	$123.2	$164.9	$163.1

During 2008, the Company loaned $1.6 million on a short-term basis to its joint venture in Mexico due to that entity’s temporary cash needs related to margin calls on forward commodity contracts. The joint venture partner loaned equal amounts under identical terms to the joint venture; and therefore, the investment continues to be recorded under the equity method.

During 2008, the investment balance in our Mexican joint venture was significantly impacted by changes in currency exchange rates as the Mexican Peso weakened against the U.S. Dollar. The loss in investment value due to currency translation of $4.1 million was recorded in Accumulated Other Comprehensive Income.

Other Investment

LII also has an investment in a compressor manufacturer located in Thailand. During 2008, under the equity method we recorded investment losses of $0.3 million and dividends of $1.1 million as reductions to the investment balance. We also recorded $9.1 million of impairment charges related to this investment.

The investee’s financial results were adversely impacted by increases in commodity costs, unfavorable currency exchange fluctuations, and difficulties integrating past acquisitions. Furthermore, the joint venture began a strategy of expansion during the fourth quarter and executed a rights offering to existing shareholders to fund its plans. We did not agree with the plans for expansion, were unable to influence the investee not to pursue this strategy and therefore did not participate in the rights offering. These economic factors, the unsuccessful attempt to influence the investee’s business strategy, together with a change in management intent regarding holding its investment until recovery prompted the other-than-temporary impairment charges. These charges reflect the decrease in the fair value of the investment below its carrying value that we believe is not recoverable in the near term.

Also, as a result of the rights offering, our percentage of equity ownership declined from 13% to 9%. While formerly accounted for under the equity method, the investment of $1.8 million was accounted for at year-end as an available-for-sale marketable equity security. The fair value of the investment was measured based upon the quoted market price of the investee’s common stock as listed on the Stock Exchange of Thailand multiplied by the number of shares owned. For more information on the valuation of this investment see Note 22.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Current Accrued Expenses:

Significant components of current accrued expenses are presented below (in millions):

	For the Years Ended
	December 31,
	2008	2007

Accrued compensation and benefits	$66.6	$112.9
Insurance reserves	72.3	66.2
Deferred income	33.6	37.7
Accrued warranties	30.2	33.7
Accrued rebates and promotions	30.9	35.5
Commodity hedge liability	36.5	2.2
Other	57.8	62.6

Total continuing operations accrued expenses	$327.9	$350.8
Discontinued operations accrued expenses	3.2	1.9

Total current accrued expenses	$331.1	$352.7

9.	Derivatives:

Objectives and Strategies for Using Derivative Instruments

We utilize a hedging program to mitigate the exposure to volatility in the prices of metal commodities we use in our production processes. The hedging program includes the use of futures contracts and we enter into these contracts based on our hedging strategy. We use a dollar cost averaging strategy for our hedge program. As part of this strategy, a higher percentage of commodity price exposures are hedged near term with lower percentages hedged at future dates. This strategy provides us with protection against extreme near-term price volatility caused by market speculators and market forces, such as supply variation, while allowing us to participate in downward market price movements. Upon entering into futures contracts we lock in prices and are exposed to derivative losses should the metal commodity prices decrease and gains should the metal prices increase. During 2008, metal commodity prices decreased significantly in a short time horizon, which resulted in significant derivative losses. As a result of these losses we were required to post collateral of $37.9 million. This transaction was treated as a prepaid expense and recorded in Other Assets in the accompanying Consolidated Balance Sheets. The unrealized derivative losses were recorded in AOCI.

We are required to recognize all derivative instruments as either assets or liabilities at fair value in the Consolidated Balance Sheets. We designate domestic copper commodity futures contracts as cash flow hedges of forecasted purchases of commodities. To qualify for hedge accounting, we require that the futures contracts be effective in reducing the risk exposure that they are designed to hedge and that it is probable that the underlying transaction will occur. For instruments designated as cash flow hedges, we must formally document, at inception of the arrangement, the relationship between the hedging instrument and the hedged item, including the risk management objective, the hedging strategy for use of the hedged instrument, and how hedge effectiveness is being assessed. This documentation includes linking the instruments that are designated as cash flow hedges to forecasted transactions. These criteria demonstrate that the futures contracts are expected to be highly effective at offsetting changes in the cash flows of the hedged item, both at inception and on an ongoing basis. Beginning in the fourth quarter of 2006, futures contracts entered into that meet established accounting criteria are formally designated as cash flow hedges.

We may also enter into instruments that economically hedge certain of our risks, even though hedge accounting does not apply or we elect not to apply hedge accounting to these instruments. The fair value of the instruments act as an economic offset to changes in the fair value of the underlying item(s).

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We monitor our derivative positions and credit ratings of our counterparties and do not anticipate losses due to counterparty non-performance.

Cash Flow Hedges

For futures contracts that are designated and qualify as cash flow hedges, we assess hedge effectiveness and measure hedge ineffectiveness at least quarterly throughout the hedge designation period. The effective portion of the gain or loss on the futures contracts is recorded, net of applicable taxes, in AOCI, a component of Stockholders’ Equity in the accompanying Consolidated Balance Sheets. When net income is affected by the variability of the underlying cash flow, the applicable offsetting amount of the gain or loss from the futures contracts that is deferred in AOCI is released to net income and is reported as a component of Cost of Goods Sold in the accompanying Consolidated Statements of Operations. Ineffectiveness is recorded in net income each period and reported in Gains and Other Expenses, net in the accompanying Consolidated Statements of Operations. If the hedging relationship ceases to be highly effective or it becomes probable that an expected transaction will no longer occur, the net gain or loss shall remain in accumulated other comprehensive income and will be reclassified into earnings when net income is affected b the variability of the underlying cash flow.

We included (gains) losses in AOCI in connection with our cash flow hedges. These (gains) losses are expected to be reclassified to net income within the next 18 months based on the prices of the commodities at settlement date. Assuming that commodity prices remain constant, $19.7 million of derivative losses are expected to be reclassified into earnings within the next 12 months. Derivative instruments that are designated as cash flow hedges and are in place as of December 31, 2008 are scheduled to mature through May 2010. We recorded the following amounts (in millions):

	For the Years Ended
	December 31,
	2008	2007

Losses (Gains) included in AOCI, net of tax	$21.3	$(0.4)
Tax (Benefit) Provision	(11.9)	0.2

As of December 31, 2008, we had 23.1 million pounds of outstanding copper commodity futures contracts that were entered into to hedge forecasted purchases designated as cash flow hedges.

Derivatives not Designated as Cash Flow Hedges

For derivatives not designated as cash flow hedges we follow the same hedging strategy as for derivatives designated as cash flow hedges. We elect not to designate these derivatives as cash flow hedges at inception of the arrangement. Changes in the fair value of instruments not designated as cash flow hedges are recorded in net income throughout the term of the derivative instrument and are reported in Gains and Other Expenses, net in the accompanying Consolidated Statements of Operations.

As of December 31, 2008, we had 2.9 million pounds of outstanding copper and 3.2 million pounds of outstanding aluminum commodity futures contracts that were entered into to hedge forecasted purchases not designated as cash flow hedges.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information About the Location and Amounts of Derivative Instruments

For information on the location and amounts of derivative fair values in the Consolidated Balance Sheets and derivative gains and losses in the Consolidated Statements of Operations, see the tabular information presented below (in millions):

Fair Values of Derivative Instruments

	For the Years Ended December 31,
	2008		2007
	Balance Sheet		Balance Sheet
Asset Derivatives	Location	Fair Value	Location	Fair Value

Derivatives designated as hedging instruments under SFAS No. 133
Commodity contracts	Other Assets	$—	Other Assets	$0.1

Total Asset for Derivatives		$—		$0.1

Liability Derivatives
Derivatives designated as hedging instruments under SFAS No. 133
Commodity contracts	Accrued Expenses	$31.0	Accrued Expenses	$1.6
Commodity contracts	Other Liabilities	2.6	Other Liabilities	0.1

		$33.6		$1.7

Derivatives not designated as hedging instruments under SFAS No. 133
Commodity contracts	Accrued Expenses	$5.5	Accrued Expenses	$0.6
Commodity contracts	Other Liabilities	0.3	Other Liabilities	—

		$5.8		$0.6

Total Liability for Derivatives		$39.4		$2.3

The Effect of Derivative Instruments on the Consolidated Statements of Operations

		Amount of (Gain) or Loss Reclassified
	Location of (Gain) or Loss	from AOCI into Income
Derivatives in SFAS No.	Reclassified	(Effective Portion)
133 Cash Flow Hedging	from AOCI into Income	For The Years Ended December 31,
Relationships	(Effective Portion)	2008	2007	2006(1)

Commodity Contracts	Cost of Goods Sold	$(7.0)	$(6.2)	$—

		Amount of (Gain) or Loss Recognized
Derivatives in SFAS No.	Location of (Gain) or Loss Recognized	in Income on Derivatives (Ineffective Portion)
133 Cash Flow Hedging	in Income on Derivatives (Ineffective	For The Years Ended December 31,
Relationships	Portion)	2008	2007	2006

Commodity Contracts	Gains and Other Expenses, net	$0.3	$(0.2)	$—

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Amount of (Gain) or Loss
Derivatives Not		Recognized in Income on
Designated as Hedging	Location of (Gain) or Loss	Derivatives
Instruments under	Recognized in Income on	For the Years Ended December 31,
SFAS No. 133	Derivatives	2008	2007	2006

Commodity Contracts	Gains and Other Expenses, net	$0.6	$(0.7)	$(45.2)

(1)	No gains or losses were reclassified from AOCI to net income during 2006 as none of the futures contracts for cash flow hedges had settled.

We report cash flows arising from our hedging instruments consistent with the classifications of cash flows from the underlying hedged items. Accordingly, cash flows associated with our derivative programs are classified in cash flows from operating activities in the accompanying Consolidated Statements of Cash Flows.

For more information on the valuation of these derivative instruments, see Note 22.

10.	Income Taxes:

Our income tax provision (benefits) from continuing operations consisted of the following (in millions):

	For the Years Ended December 31,
	2008	2007	2006

Current:
Federal	$32.5	$59.0	$50.3
State	5.9	6.8	5.5
Foreign	11.1	18.6	9.8

Total current	49.5	84.4	65.6

Deferred:
Federal	27.1	(1.7)	0.3
State	4.2	1.2	(3.6)
Foreign	0.4	5.6	(9.4)

Total deferred	31.7	5.1	(12.7)

Total income tax provision	$81.2	$89.5	$52.9

Income from continuing operations before income taxes was comprised of the following (in millions):

	For the Years Ended December 31,
	2008	2007	2006

Domestic	$187.1	$193.3	$173.7
Foreign	19.2	65.8	46.0

Total	$206.3	$259.1	$219.7

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The difference between the income tax provision from continuing operations computed at the statutory federal income tax rate and the financial statement provision for taxes is summarized as follows (in millions):

	For the Years Ended December 31,
	2008	2007	2006

Provision at the U.S. statutory rate of 35%	$72.2	$90.7	$76.9
Increase (reduction) in tax expense resulting from:
State income tax, net of federal income tax benefit	7.7	5.2	3.9
Other permanent items	(1.2)	(4.0)	6.5
Research tax credit	—	(0.3)	(0.9)
Decrease in tax audit reserves	—	—	(14.3)
Change in valuation allowance	1.1	(4.0)	(19.3)
Foreign taxes at rates other than 35% and miscellaneous
other	1.4	1.9	0.1

Total income tax provision	$81.2	$89.5	$52.9

Deferred income taxes reflect the tax consequences on future years of temporary differences between the tax basis of assets and liabilities and their financial reporting basis and are reflected as current or non-current depending on the classification of the asset or liability generating the deferred tax. The deferred tax provision for the periods shown represents the effect of changes in the amounts of temporary differences during those periods.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets (liabilities) were comprised of the following (in millions):

	For the Years Ended
	December 31,
	2008	2007

Gross deferred tax assets:
Warranties	$33.0	$33.4
Net operating losses (foreign and U.S. state)	41.6	45.6
Postretirement and pension benefits	45.0	18.3
Inventory reserves	1.4	6.8
Receivables allowance	5.0	4.6
Compensation liabilities	23.9	33.8
Deferred income	8.3	9.1
Intangibles	0.4	5.2
Other	32.4	20.5

Total deferred tax assets	191.0	177.3
Valuation allowance	(28.7)	(29.0)

Total deferred tax assets, net of valuation allowance	162.3	148.3
Gross deferred tax liabilities:
Depreciation	(14.6)	(12.4)
Insurance liabilities	(2.8)	(2.7)
Other	(7.7)	(8.6)

Total deferred tax liabilities	(25.1)	(23.7)

Net deferred tax assets	$137.2	$124.6

As of December 31, 2008, we had $10.9 million and $30.7 million in tax effected state and foreign net operating loss carryforwards, respectively. The state and foreign net operating loss carryforwards begin expiring in 2009. The deferred tax asset valuation allowance relates primarily to the operating loss carryforwards in various states in the U.S. and in European tax jurisdictions. The decrease in the valuation allowance is primarily the result of foreign and state losses previously not benefited and currency fluctuation.

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We consider the reversal of existing taxable temporary differences, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of these deductible differences, net of the existing valuation allowances, as of December 31, 2008.

In order to realize the net deferred tax asset, we will need to generate future foreign taxable income of approximately $62.8 million during the periods in which those temporary differences become deductible. We do not need to generate any additional federal income as we have sufficient carryback capacity to fully realize the federal deferred tax asset. U.S. taxable income for the years ended December 31, 2008 and 2007 was $58.1 million and $131.4 million, respectively.

No provision has been made for income taxes which may become payable upon distribution of our foreign subsidiaries’ earnings. It is not practicable to estimate the amount of tax that might be payable because our intent is to permanently reinvest these earnings or to repatriate earnings when it is tax effective to do so.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Effective January 1, 2007, we adopted FIN No. 48. In June 2006, the FASB issued FIN No. 48 to clarify the accounting for income taxes by prescribing a minimum threshold that a tax position is required to meet before being recognized in the financial statements. FIN No. 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting for interim periods, disclosure and transition.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

Balance as of January 1, 2007	$20.3

Increases related to prior year tax positions	0.5
Decreases related to prior year tax positions	(0.3)
Increases related to current year tax positions	6.1
Settlements	(2.7)

Balance as of December 31, 2007	$23.9

Increases related to prior year tax positions	0.2
Decreases related to prior year tax positions	(0.1)
Increases related to current year tax positions	0.4
Settlements	(9.5)

Balance as of December 31, 2008	$14.9

Included in the balance of unrecognized tax benefits as of December 31, 2008 are potential benefits of $6.9 million that, if recognized, would affect the effective tax rate on income from continuing operations. Also included in the balance of unrecognized tax benefits as of December 31, 2008 are liabilities of $6.4 million that, if recognized, would be recorded as an adjustment to stockholders’ equity. As of December 31, 2008, we had recognized $0.9 million (net of federal tax benefits) in interest and penalties in income tax expense in accordance with FIN No. 48.

We are subject to examination by numerous taxing authorities in jurisdictions such as Australia, Belgium, Canada, Germany, and the U.S. We are generally no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by taxing authorities for years before 1999.

The Internal Revenue Service (“IRS”) completed its examination of our consolidated tax returns for the years 1999 — 2003 and issued a Revenue Agent’s Report (“RAR”) on April 6, 2006. We reached a settlement with the IRS in December 2008 that resulted in an immaterial impact to the Consolidated Statements of Operations.

The IRS has also completed its examination of our consolidated tax returns for the years 2004-2005 and issued an RAR on July 31, 2008. The IRS has proposed certain significant adjustments to our insurance deductions and research credits. We disagree with the RAR and have requested a review by the administrative appeals division of the IRS.

During 2008, West Virginia, Colorado, Kansas and Massachusetts enacted legislation effective for tax years beginning on or after January 1, 2008, including adjustments to tax rates, requirements for combined reporting in future years and changes to apportionment methods. We determined the impact of these changes to be immaterial.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Commitments and Contingencies:

Leases

The approximate minimum commitments under all non-cancelable leases outstanding as of December 31, 2008 are as follows (in millions):

	Operating	Capital
	Leases	Leases

2009	$53.1	$0.9
2010	40.5	1.0
2011	27.5	1.0
2012	18.5	1.0
2013	11.8	1.0
Thereafter	12.2	20.5

Total minimum lease payments	$163.6	25.4

Less amount representing interest		6.5

Present value of minimum payments		$18.9

On June 22, 2006, we entered into an agreement with a financial institution to lease our corporate headquarters in Richardson, Texas for a term of seven years (the “Lake Park Lease”). The leased property consists of an office building of approximately 192,000 square feet, land and related improvements. During the term, the Lake Park Lease requires us to pay base rent in quarterly installments, payable in arrears. At the end of the term, we must do one of the following: (i) purchase the property for approximately $41.2 million; (ii) make a final payment under the lease equal to approximately 82% of the Lease Balance and return the property to the financial institution in good condition; (iii) arrange for the sale of the leased property to a third party; or (iv) renew the lease under mutually agreeable terms. If we elect to sell the property to a third party and the sales proceeds are less than the Lease Balance, we must pay any such deficit to the financial institution. Any such payment cannot exceed 82% of the Lease Balance.

Our obligations under the Lake Park Lease are secured by a pledge of our interest in the leased property and are also guaranteed by us and certain of our subsidiaries. The Lake Park Lease, as amended, contains restrictive covenants that are consistent with those of our revolving credit agreement. We are in compliance with these financial covenants as of December 31, 2008. The Lake Park Lease is accounted for as an operating lease.

The majority of the Service Experts segment’s motor vehicle fleet is leased through operating leases. The lease terms are generally non-cancelable for the first 12-month term and then are month-to-month, cancelable at our option. While there are residual value guarantees on these vehicles, we have not historically made significant payments to the lessors as the leases are maintained until the fair value of the assets fully mitigates our obligations under the lease agreements. As of December 31, 2008, we estimate that we will incur an additional $7.5 million above the contractual obligations on these leases until the fair value of the leased vehicles fully mitigates our residual value guarantee obligation under the lease agreements.

Environmental

Applicable environmental laws can potentially impose obligations to remediate hazardous substances at our properties, at properties formerly owned or operated by us and at facilities to which we have sent or send waste for treatment or disposal. We are aware of contamination at some facilities; however, we do not presently believe that any future remediation costs at such facilities will be material to our results of operations. No amounts have been recorded for non-asset retirement obligation environmental liabilities that are not probable or estimable.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Brazil Environmental Reserve

At one site located in Brazil, we are currently evaluating the remediation efforts that may be required under applicable environmental laws related to the release of certain hazardous materials. We currently believe that the release of the hazardous materials occurred over an extended period of time, including a time when we did not own the site. Extensive investigations have been performed and we are in the process of pilot testing remediation technology on-site. Commencement of full-scale remediation is planned in 2009. The amount and timing of cash payments are reliably determinable and therefore we have recorded environmental reserves at their present values.

The following information relates to the Brazil environmental reserve (in millions except percentages):

	For the Years Ended
	December 31,
	2008	2007

Discounted liabilities recorded in:
Accrued Expenses	$0.8	$0.1
Other Long-Term Liabilities	0.6	1.9

	$1.4	$2.0

Undiscounted liabilities	$1.6	$2.5
Discount rate	11.1%	8.0%

Additional Environmental Reserves

We maintain environmental reserves for additional sites that are not individually significant. The following information relates to additional environmental reserves (in millions except percentages):

	For the Years Ended
	December 31,
	2008	2007

Discounted liabilities recorded in:
Accrued Expenses	$0.6	$2.0
Other Long-Term Liabilities	2.1	1.9

	$2.7	$3.9

Undiscounted liabilities	$4.1	$6.4
Discount rate	7.8%	6.0%

Estimates of future costs are subject to change due to changing environmental remediation regulations and/or site-specific requirements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Product Warranties

Total liabilities for estimated warranty are included in the following captions on the accompanying Consolidated Balance Sheets (in millions):

	For the Years Ended December 31,
	2008	2007

Accrued Expenses	$30.2	$33.7
Other Liabilities	64.3	64.6

	$94.5	$98.3

The changes in the total warranty liabilities for the years ended December 31, 2008 and 2007 were as follows (in millions):

Total warranty liability as of December 31, 2006	$104.7

Payments made in 2007	(29.5)
Changes resulting from issuance of new warranties	31.2
Changes in estimates associated with pre-existing liabilities	6.3
Changes in foreign currency translation rates	2.5
Warranty program adjustment(1)	(16.9)

Total warranty liability as of December 31, 2007	$98.3

Payments made in 2008	(27.0)
Changes resulting from issuance of new warranties	32.3
Changes in estimates associated with pre-existing liabilities	(6.4)
Changes in foreign currency translation rates	(2.7)

Total warranty liability as of December 31, 2008	$94.5

(1)	In the fourth quarter of 2007, we made a change to the way we fulfill warranty obligations on the Pulse furnace, which was produced from 1982 to 1999. Under the terms of the revised warranty program, the customer pays a discounted price for a warranty replacement unit upon failure of the heat exchanger.

Litigation

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

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On behalf of approximately 100 plaintiffs, the lawsuits allege personal injury resulting from alleged emissions of trichloroethylene, dichloroethylene, and vinyl chloride and other unspecified emissions from the South Plant in Grenada, Mississippi, previously owned by Heatcraft Inc. Each plaintiff seeks to recover actual and punitive damages. On Heatcraft Inc.’s motion to transfer venue, two of the four lawsuits (Booker and Crowder) were ordered severed and transferred to Grenada County by the Mississippi Supreme Court, requiring plaintiffs’ counsel to maintain a separate lawsuit for each of the individual plaintiffs named in these suits. To our knowledge, as of February 2, 2009, plaintiffs’ counsel has requested the transfer of files regarding five individual plaintiffs from the Booker case and five individual plaintiffs from the Crowder case. Additionally, we have joined in motions to dismiss filed by co-defendants in the four original lawsuits. These motions, which are still pending, seek dismissal (rather than transfer), without prejudice to refiling in Grenada County, of all cases not yet transferred to Grenada County. It is not possible to predict with certainty the outcome of these matters or an estimate of any potential loss. Based on current negotiations, we believe that it is unlikely that any final resolution of these matters will have a material impact on our financial statements.

12. Long-Term Debt, Lines of Credit and Asset Securitization:

Long — Term Debt and Lines of Credit

The following tables summarize our outstanding debt obligations and the classification in the accompanying Consolidated Balance Sheet (in millions):

Description of Obligation
As of December 31, 2008	Short-Term Debt	Current Maturities	Long-Term Maturities	Total

Domestic promissory notes(1)	$—	$—	$35.0	$35.0
Domestic revolving credit facility	—	—	359.8	359.8
Capital lease obligations	—	0.3	18.6	18.9
Other obligations	6.1	0.3	0.3	6.7

Total debt	$6.1	$0.6	$413.7	$420.4

Description of Obligation
As of December 31, 2007	Short-Term Debt	Current Maturities	Long-Term Maturities	Total

Domestic promissory notes(1)	$—	$36.1	$35.0	$71.1
Domestic revolving credit facility	—	—	131.0	131.0
Other obligations	4.8	0.3	0.7	5.8

Total debt	$4.8	$36.4	$166.7	$207.9

(1)	Domestic promissory notes consisted of the following (in millions):

	For the Years Ended
	December 31,
	2008	2007

6.73% promissory notes, payable $11.1 annually through 2008	$—	$11.1
6.75% promissory notes, payable in 2008	—	25.0
8.00% promissory note, payable in 2010	35.0	35.0

Total domestic promissory notes	$35.0	$71.1

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2008, the aggregate amounts of required principal payments on long-term debt are as follows (in millions):

2009	$0.6
2010	36.8
2011	0.5
2012	360.4
2013	0.5
Thereafter	15.5

On October 12, 2007, we entered into the Third Amended and Restated Revolving Credit Facility Agreement (the “Credit Agreement”), with a group of eighteen investment grade national banks, which contains a $650.0 million domestic revolving credit facility. The Credit Agreement replaced our previous domestic revolving credit facility, the Second Amended and Restated Credit Facility Agreement, dated as of July 8, 2005. We made a $25 million prepayment on a domestic promissory note to facilitate the amendment of the Credit Agreement, resulting in a make-whole payment of $0.2 million which was recognized as interest expense.

As of December 31, 2008, we had outstanding borrowings of $359.8 million under the $650.0 million domestic revolving credit facility and $116.6 million was committed to standby letters of credit. All of the remaining $173.6 million was available for future borrowings after consideration of covenant limitations. The facility matures in October 2012.

The domestic revolving credit facility includes a subfacility for swingline loans of up to $50 million and provides for the issuance of letters of credit for the full amount of the credit facility. The revolving loans bear interest at either (i) the Eurodollar rate plus a margin of between 0.5% and 1% that is based on our Debt to Adjusted EBITDA Ratio (as defined in the Credit Agreement) or (ii) the higher of (a) the Federal Funds Rate plus 0.5% or (b) the prime rate set by Bank of America, N.A. We may prepay the revolving loans at any time without premium or penalty, other than customary breakage costs in the case of Eurodollar loans. We pay a facility fee in the range of 0.125% to 0.25% based on our Debt to Adjusted EBITDA Ratio. We pay a letter of credit fee in the range of 0.5% to 1% based on our Debt to Adjusted EBITDA Ratio, as well as an additional issuance fee of 0.125% for letters of credit issued. Our weighted average borrowing rate on the facility was 2.26% as of December 31, 2008.

The Credit Agreement contains financial covenants relating to leverage and interest coverage. Other covenants contained in the Credit Agreement restrict, among other things, mergers, asset dispositions, guarantees, debt, liens, acquisitions, investments, affiliate transactions and our ability to make restricted payments. The most restrictive financial covenant requires us to maintain a Consolidated Indebtedness to Adjusted EBITDA Ratio of no more than 3.50 to 1.

The Credit Agreement contains customary events of default. If any event of default occurs and is continuing, lenders with a majority of the aggregate commitments may require the administrative agent to terminate our right to borrow under the Credit Agreement and accelerate amounts due under the Credit Agreement, except for a bankruptcy event of default, in which case such amounts will automatically become due and payable and the lenders’ commitments will automatically terminate.

In addition to the financial covenants contained in the Credit Agreement outlined above, our domestic promissory notes contain certain financial covenant restrictions. As of December 31, 2008, we were in compliance with all covenant requirements. Our revolving credit facility and promissory notes are guaranteed by our material subsidiaries.

We have additional borrowing capacity through several foreign facilities governed by agreements between us and a syndicate of banks, used primarily to finance seasonal borrowing needs of our foreign subsidiaries. We had $6.7 million and $5.8 million of obligations outstanding through our foreign subsidiaries as of December 31, 2008 and 2007, respectively. Available capacity at December 31, 2008 on foreign facilities was $26.0 million.

During 2008 we expanded our Tifton, Georgia manufacturing facility using the proceeds from Industrial Development Bonds (“IDBs”). We entered into a lease agreement with the owner of the property and the issuer of the IDBs, and through our lease payments fund the interest payments to investors in the IDBs. We also guaranteed the repayment of the IDBs and entered into letters of credit totaling $15.5 million to fund a potential repurchase of the IDBs in the event that investors exercised their

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

right to tender the IDBs to the Trustee. At December 31, 2008 we recorded both a capital lease asset and a corresponding long-term obligation of $15.3 million related to these transactions.

Credit Rating

At December 31, 2008, our senior credit rating was Ba1, with a stable outlook, by Moody’s and BB+, with a stable outlook, by Standard & Poor’s Rating Group (“S&P”).

Asset Securitization

Under a revolving period asset securitization arrangement (“ASA”), we are eligible to sell beneficial interests in a portion of our trade accounts receivable to participating financial institutions for cash. The arrangement expires November 25, 2009, and is subject to renewal. Our continued involvement in the transferred assets is limited to servicing, which includes collection and administration of the transferred beneficial interests. The accounts receivable sold under the ASA are high quality domestic customer accounts that have not aged significantly and the program takes into account an allowance for uncollectable accounts. The receivables represented by the retained interest that we service are exposed to the risk of loss for any uncollectible amounts in the pool of receivables sold under the ASA. The fair values assigned to the retained and transferred interests are based on the sold accounts receivable carrying value given the short term to maturity and low credit risk.

The ASA contains certain restrictive covenants relating to the quality of our accounts receivable and cross-default provisions with our Credit Agreement. The administrative agent under the ASA is also a participant in our Credit Agreement. The participating financial institution has an investment grade credit rating. We continue to evaluate its credit rating and have no reason to believe it will not perform under the ASA. As of December 31, 2008, we were in compliance with all covenant requirements.

The ASA provides for a maximum securitization amount of $125.0 million or 100% of the net pool balance as defined by the ASA. However, eligibility for securitization is limited based on the quality of the accounts receivable and is calculated monthly. The beneficial interest sold cannot exceed the maximum amount even if our qualifying accounts receivable is greater than the maximum amount at any point in time. The eligible amounts available were as follows (in millions):

	For the Years Ended December 31,
	2008	2007

Eligible amount available under the ASA on qualified accounts receivable	$91.0	$102.7
Beneficial interest sold	(30.0)	—

Remaining amount available	$61.0	$102.7

Under the ASA we pay certain discount fees to use the program and have the facility available to us. These fees relate to both the used and unused portions of the securitization. The used fee is based on the beneficial interest sold and calculated on the average floating commercial paper rate determined by the purchaser of the beneficial interest. The rate as of December 31, 2008 was 2.14%. The unused fee is based on 103% of the maximum available amount less the beneficial interest sold and calculated at 0.3% fixed rate throughout the term of the agreement. We recorded these fees in Selling, General and Administrative Expenses in the accompanying Consolidated Statements of Operations. The amounts recorded were as follows (in millions):

	For the Years Ended December 31,
	2008	2007	2006

Discount fees	$0.2	$0.2	$0.3

The sale of the beneficial interest occurred close to year-end, therefore the fee for using the facility in 2008 was based on a short period of time.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Employee Benefit Plans:

Defined Contribution Plans

We maintain noncontributory profit sharing plans for our eligible domestic and Canadian salaried employees. These plans are discretionary, as our contributions are determined annually by the Board of Directors. We also sponsor several 401(k) plans with employer contribution-matching requirements. We recorded the following (in millions):

	For the Years Ended December 31,
	2008	2007	2006

Provisions for profit sharing contributions	$3.0	$8.0	$12.0
Contributions to 401(k) plans	$1.6	$1.7	$1.6

Pension and Postretirement Benefit Plans

We provide pension and postretirement medical benefits to eligible domestic and foreign employees. In the third quarter of 2008, we announced that we were freezing our defined benefit pension and profit sharing plans for our domestic and Canadian salaried employees and moving to an enhanced 401(k) plan in 2009 for our domestic salaried employees and 2010 for our Canadian salaried employees. We also maintain an unfunded postretirement benefit plan, which provides certain medical and life insurance benefits to eligible employees. In 2006, we amended the postretirement benefit plan to (i) eliminate post-65 coverage for current and future nonunion retirees and (ii) gradually shift the pre-65 medical coverage cost from us to participants starting in 2007 such that by 2010, pre-65 retirees would be paying 100% of the cost. As a result of this amendment, the postretirement plan will still exist in 2010 and eligible nonunion participants will still be able to receive group coverage rates. However, we will no longer be paying any portion of the participants’ premiums.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables set forth amounts recognized in our financial statements and the plans’ funded status (dollars in millions):

	Pension Benefits		Other Benefits
	2008	2007	2008		2007

Accumulated benefit obligation	$280.1	$252.1	$	N/A	$	N/A
Changes in projected benefit obligation:
Benefit obligation at beginning of year	261.1	269.4		17.7		14.9
Service cost	6.8	6.9		0.7		0.6
Interest cost	16.4	14.9		0.8		0.8
Plan participants’ contributions	0.1	0.1		0.9		1.5
Amendments	—	0.6		(2.5)		—
Actuarial loss (gain)	32.1	(0.1)		(0.4)		3.7
Effect of exchange rates	(8.3)	3.6		—		—
Settlements and curtailments	(7.1)	(20.3)		—		—
Benefits paid	(16.5)	(14.0)		(3.1)		(3.8)

Benefit obligation at end of year	$284.6	$261.1		$14.1		$17.7

Changes in plan assets:
Fair value of plan assets at beginning of year	$224.6	$218.4		$—		$—
Actual (loss) return on plan assets	(59.3)	11.9		—		—
Employer contribution	33.4	25.6		2.2		2.3
Plan participants’ contributions	0.1	0.1		0.9		1.5
Effect of exchange rates	(6.0)	2.7		—		—
Plan settlements	(2.3)	(20.1)		—		—
Benefits paid	(16.5)	(14.0)		(3.1)		(3.8)

Fair value of plan assets at end of year	174.0	224.6		—		—

Funded status / net amount recognized	$(110.6)	$(36.5)		$(14.1)		$(17.7)

Net amount recognized consists of:
Current liability	$(2.9)	$(1.7)		$(1.6)		$(1.5)
Non-current liability	(107.7)	(34.8)		(12.5)		(16.2)

Net amount recognized	$(110.6)	$(36.5)		$(14.1)		$(17.7)

Included in the Non-Current Pension Liability on the Consolidated Balance Sheets were plans with an over-funded position of $0.2 million and $3.5 million as of December 31, 2008 and 2007, respectively (in millions).

	For the Years Ended
	December 31,
	2008	2007

Pension plans with a benefit obligation in excess of plan assets:
Projected benefit obligation	$284.0	$153.6
Accumulated benefit obligation	279.5	147.5
Fair value of plan assets	173.3	113.5

Our U.S.-based pension plans comprised approximately 90% of the projected benefit obligation and 88% of plan assets as of December 31, 2008.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Pension Benefits			Other Benefits
	2008	2007	2006	2008	2007	2006

Components of net periodic benefit cost as of December 31:
Service cost	$6.8	$6.9	$7.1	$0.8	$0.6	$1.2
Interest cost	16.4	14.9	14.8	0.8	0.8	1.4
Expected return on plan assets	(17.6)	(17.2)	(16.0)	—	—	—
Amortization of prior service cost	0.6	0.9	0.9	(1.9)	(1.7)	(0.6)
Recognized actuarial loss	4.6	4.8	6.3	1.1	1.0	0.8
Recognized transition obligation	—	—	—	—	—	—
Settlements and curtailments	3.1	8.7	1.9	—	—	—

Net periodic benefit cost	$13.9	$19.0	$15.0	$0.8	$0.7	$2.8

The following table sets forth amounts recognized in AOCI in our financial statements for 2008 and 2007 (in millions):

	Pension Benefits		Other Benefits
	2008	2007	2008	2007

Amounts recognized in other comprehensive income:
Prior service costs	$(4.5)	$(6.2)	$19.0	$18.4
Actuarial loss	(172.5)	(77.6)	(19.5)	(21.0)

Subtotal	(177.0)	(83.8)	(0.5)	(2.6)
Deferred taxes	65.8	29.8	0.2	1.0

Net amount recognized	$(111.2)	$(54.0)	$(0.3)	$(1.6)

Changes recognized in other comprehensive income:
Current year prior service costs	$0.1	$0.6	(2.6)	$—
Current year actuarial loss (gain)	104.3	5.1	(0.4)	3.6
Effect of exchange rates	(2.9)	1.2	—	—
Amortization of prior service credits (costs)	(1.8)	(2.8)	2.0	1.7
Amortization of actuarial loss	(6.6)	(11.5)	(1.1)	(1.0)

Total recognized in other comprehensive income	$93.1	$(7.4)	$(2.1)	$4.3

Total recognized in net periodic benefit cost and other comprehensive income	$107.0	$11.6	$(1.3)	$5.0

The estimated prior service (costs) credits and actuarial gains (losses) that will be amortized from AOCI in 2009 are $(0.5) million and $(9.2) million, respectively, for pension benefits and $2.0 million and $(1.2) million, respectively, for other benefits.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables set forth the weighted-average assumptions used to determine Benefit Obligations and Net Periodic Benefit Cost for the U.S.-based plans in 2008 and 2007:

	Pension Benefits		Other Benefits
	2008	2007	2008	2007

Weighted-average assumptions used to determine benefit obligations as of December 31:
Discount rate	6.27%	6.48%	6.42%	6.36%
Rate of compensation increase	4.35	4.32	—	—

	Pension Benefits			Other Benefits
	2008	2007	2006	2008	2007	2006

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate	6.48%	5.89%	5.75%	6.36%	5.82%	5.75%
Expected long-term return on plan assets	8.25	8.25	8.25	—	—	—
Rate of compensation increase	4.35	4.30	4.28	—	—	—

The following tables set forth the weighted-average assumptions used to determine Benefit Obligations and Net Periodic Benefit Cost for the non-U.S.-based plans in 2008 and 2007:

	Pension Benefits
	2008	2007

Weighted-average assumptions used to determine benefit obligations as of December 31:
Discount rate	6.59%	5.47%
Rate of compensation increase	3.87	4.17

	Pension Benefits
	2008	2007	2006

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate	5.60%	5.14%	4.74%
Expected long-term return on plan assets	6.50	6.69	6.87
Rate of compensation increase	4.17	4.00	4.00

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

To select a discount rate for the purpose of valuing the plan obligations for the U.S. plans, we performed an analysis in which the duration of projected cash flows from defined benefit and retiree healthcare plans were matched with a yield curve based on the appropriate universe of high-quality corporate bonds that were available. We used the results of the yield curve analysis to select the discount rate that matched the duration and payment stream of the benefits in each plan. This resulted in the selection of the 6.27% discount rate assumption for the pension benefits and 6.42% for the other benefits. A similar process was followed for the non-U.S.-based plans.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2008	2007

Assumed health care cost trend rates as of December 31:
Health care cost trend rate assumed for next year	8.5%	8.5%
Rate to which the cost rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2015	2014

Assumed health care cost trend rates have a significant effect on the amounts reported for our healthcare plan. A one percentage-point change in assumed healthcare cost trend rates would have the following effects (in millions):

	1-Percentage-	1-Percentage-
	Point Increase	Point Decrease

Effect on total of service and interest cost	$0.2	$(0.2)
Effect on the postretirement benefit obligation	1.5	(1.3)

Our U.S.-based pension plans’ weighted-average asset allocations as of December 31, 2008 and 2007, by asset category, are as follows:

	Plan Assets as of December 31,
Asset Category	2008	2007

Domestic equity	44.7%	51.8%
International equity	12.7	14.7
Investment grade bonds	26.3	30.1
Money market/cash/annuities	16.3	3.4

Total	100.0%	100.0%

Plan investments are invested within the following range targets:

	Target	+ / -

Domestic equity	53.0%	+ / −4.0%
International equity	15.0%	+ / −1.5%
Investment grade bonds	30.0%	+ / − 3.0%
Money market/cash/annuities	2.0%	+0.5% / −1.5%

We made a voluntary contribution of $20.0 million on December 30, 2008, which was not reinvested by December 31, 2008. As a result, the weighted average asset allocations for 2008 are not in line with our target allocations.

The plans’ investment advisors have discretion within the above ranges. Investments are rebalanced based upon our guidelines with input from our consultants and investment advisers. Additional contributions are invested under the same guidelines and may be used to rebalance the portfolio. The investment allocation and individual investments are chosen with regard to the duration of the obligations under the plan. As a result of our $20.0 million contribution in December 2008, there are no minimum required contributions for our U.S. qualified pension plans in 2009. However, we are planning to make additional voluntary contributions of $20.0 million to $40.0 million for our global plans throughout 2009. We also estimate that our 2009 contribution to the postretirement benefit plan will be approximately $1.6 million.

Expected future benefit payments are shown in the table below (in millions):

	Years Ended December 31,
	2009	2010	2011	2012	2013	2014-2018

Pension benefits	$16.1	$15.6	$16.3	$21.5	$19.2	$101.2
Other benefits	1.6	1.0	1.0	1.0	1.0	6.3

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Comprehensive Income (Loss):

Our accumulated balances, shown net of tax for each classification of comprehensive income (loss) are as follows (in millions):

	Foreign
	Currency	Pension and
	Translation	Postretirement	Derivatives
	Adjustment	Liability	and Other	Total

December 31, 2005	$35.0	$(34.4)	$(0.2)	$0.4
Net change in currency translation and pension and postretirement liability during 2006	20.8	(24.4)	—	(3.6)
Net change associated with 2006 derivative transactions	—	—	(1.9)	(1.9)

Balance as of December 31, 2006	55.8	(58.8)	(2.1)	(5.1)
Net change in currency translation and pension and postretirement liability during 2007	62.9	3.2	—	66.1
Net change associated with 2007 derivative and other transactions	—	—	9.0	9.0
Reclassification of derivative gains into earnings	—	—	(6.4)	(6.4)

Balance as of December 31, 2007	118.7	(55.6)	0.5	63.6
Net change in currency translation and pension and postretirement liability during 2008	(84.9)	(55.9)	—	(140.8)
Net change associated with 2008 derivative and other transactions	—	—	(14.9)	(14.9)
Reclassification of derivative gains into earnings	—	—	(6.7)	(6.7)

Balance as of December 31, 2008	$33.8	$(111.5)	$(21.1)	$(98.8)

15.	Treasury Stock and Share Repurchases:

Treasury Stock

On March 16, 2007, we entered into an agreement with the shareholders of A.O.C. Corporation (“AOC”) to issue up to 2,239,589 shares of our common stock in exchange for 2,695,770 shares of LII common stock owned by AOC. This transaction was completed in September 2007. We acquired 2,695,770 shares of LII common stock owned by AOC in exchange for 2,239,563 newly issued LII common shares. The transaction reduced the number of outstanding shares of our common stock by 456,207 shares, at minimal cost to us.

Share Repurchases

On June 2, 2008, we announced that our Board of Directors approved a new share repurchase plan for $300.0 million, pursuant to which we are authorized to repurchase shares of our common stock through open market purchases (the “2008 Share Repurchase Plan”). During 2008, we purchased 603,007 shares of our common stock for $14.7 million at an average price of $24.32 per share, including commissions, under the 2008 Share Repurchase Plan, representing approximately 4.9% of the $300.0 million repurchase authorization.

As previously announced, on July 25, 2007, our Board of Directors approved a share repurchase plan, pursuant to which we were authorized to repurchase up to $500.0 million of shares of our common stock through open market purchases (the “2007 Share Repurchase Plan”). Based on the closing price of our common stock on July 24, 2007, a $500.0 million repurchase represented over 20% of our market capitalization. We repurchased a total of 14,183,630 shares of common stock for $500.0 million at an average price of $35.25 per share, including commissions, under the 2007 Share Repurchase Plan, with

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8,304,643 shares repurchased in 2008 and 5,878,987 in 2007. We completed the 2007 Share Repurchase Plan during the second quarter of 2008.

The 2007 Share Repurchase Plan terminated and replaced our former share repurchase plan, announced in 2005, pursuant to which we were authorized to repurchase up to ten million shares of our common stock (the “2005 Share Repurchase Plan”). Purchases under the 2005 Share Repurchase Plan were made on an open-market basis at prevailing market prices. The timing of any repurchases depended on market conditions, the market price of our common stock and our assessment of our liquidity needs and investment requirements and opportunities. We repurchased a total of 7,615,041 shares of common stock for $211.7 million at an average price of $27.80 per share, including commissions, under the 2005 Share Repurchase Plan, with 1,258,000 shares repurchased in 2007.

16.	Stock Rights:

On July 27, 2000, our Board of Directors declared a dividend of one right (“Right”) for each outstanding share of our common stock to stockholders of record at the close of business on August 7, 2000. Each Right entitles the registered holder to purchase a unit consisting of one one-hundredth of a share (a “Fractional Share”) of Series A Junior Participating Preferred Stock, par value $.01 per share, at a purchase price of $75.00 per Fractional Share, subject to adjustment. The Rights will separate from the common stock and a distribution date will occur, with certain exceptions, upon the earlier of ten days following a public announcement that a person or group has acquired 15% or more of the outstanding shares of common stock, or the commencement of a tender offer. The rights are not exercisable until the distribution date and will expire at the close of business on July 27, 2010, unless earlier redeemed or exchanged by us.

17.	Stock-Based Compensation Plans:

Stock-Based Compensation expense is included in SG&A Expenses in the accompanying Consolidated Statements of Operations as follows (in millions):

	For the Years Ended December 31,
	2008	2007	2006

Compensation expense(1)	$11.8	$21.0	$24.4

(1)	Stock-Based Compensation expense is recorded in our Corporate and other business segment.

Excess tax benefits classified as a financing cash inflow in the accompanying Consolidated Statements of Cash Flows were as follows (in millions):

	For the Years Ended December 31,
	2008	2007	2006

Excess tax benefits	$11.0	$17.9	$11.3

Incentive Plan

Under the Amended and Restated 1998 Incentive Plan (the “1998 Incentive Plan”), we are authorized to issue awards for 24,254,706 shares of common stock. As of December 31, 2008, awards for 19,708,186 shares of common stock had been granted, net of cancellations and repurchases. Consequently, as of December 31, 2008, there were 4,546,520 shares available for future issuance.

The 1998 Incentive Plan provides for various long-term incentive awards, which include stock options, performance share units, restricted stock units and stock appreciation rights. A description of these long-term incentive awards and related activity within each award category is provided below.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Performance Share Units

Total compensation expense for performance share units was $3.4 million, $11.5 million and $14.0 million for the years ended December 31, 2008, 2007 and 2006, respectively. The weighted-average fair value of performance share units granted during the years ended December 31, 2008, 2007 and 2006 was $28.48, $34.71 and $30.85 per share, respectively.

Under the 1998 Incentive Plan, performance share units are granted to certain employees at the discretion of the Board of Directors with a three-year performance period beginning January 1st of each year. Upon meeting the performance and vesting criteria, performance share units are converted to an equal number of shares of our common stock. Outstanding awards granted prior to 2003 vest after ten years of service at the target amount.

Performance share units vest if, at the end of the three-year performance period, at least the threshold performance level has been attained. To the extent that the payout level attained is less than 100%, the difference between 100% and the units earned and distributed will be forfeited. Eligible participants may also earn additional units of our common stock, ranging from 0% to 100% of the units granted, depending on LII’s performance over the three-year performance period.

Performance share units under the 1998 Incentive Plan are classified as equity awards, with the fair value of each unit equal to the average of the high and low market price of the stock on the date of grant for units granted prior to December 2007. The fair value of units granted after December 2007 is the average of the high and low market price of the stock on the date of grant discounted by the expected dividend rate over the service period. Units are amortized to expense ratably over the service period. The compensation expense for any additional units which may be earned is estimated each reporting period based on the fair value of the stock at the date of grant. The number of units expected to be earned will be adjusted, as necessary, to reflect the actual number of units awarded.

A summary of the status of our undistributed performance share units as of December 31, 2008, and changes during the year then ended, is presented below (in millions, except per share data):

	Year Ended December 31, 2008
		Weighted- Average
		Grant Date
	Shares	Fair Value per Share

Undistributed performance share units:
Undistributed as of December 31, 2007	1.3	$24.66
Granted	0.3	28.48
Additional shares earned	0.4	19.37
Distributed	(0.8)	19.37
Forfeited	(0.2)	26.68

Undistributed as of December 31, 2008(1)	1.0	27.66

(1)	Undistributed performance share units as of December 31, 2008 include approximately 0.9 million units with a weighted-average grant date fair value of $27.40 per share that had not yet vested.

As of December 31, 2008, we had approximately $11.8 million of total unrecognized compensation cost related to nonvested performance share units. Such cost is expected to be recognized over a weighted-average period of 2.3 years. Our estimated forfeiture rate for performance share units was 28% as of December 31, 2008.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total fair value of performance share units distributed and the resulting tax deductions to realize tax benefits were as follows (in millions):

	For the Years Ended December 31,
	2008	2007	2006

Fair value of performance share units distributed	$28.2	$13.1	$17.5
Realized tax benefits from tax deductions	10.7	5.0	6.5

Our practice is to issue new shares of common stock to satisfy performance share unit distributions.

Restricted Stock Units

Total compensation expense for restricted stock units was $4.6 million, $6.3 million and $6.8 million for the years ended December 31, 2008, 2007 and 2006, respectively. The weighted-average fair value of restricted stock units granted during the years ended December 31, 2008, 2007 and 2006 was $29.07, $34.74 and $30.28 per share, respectively.

Under the 1998 Incentive Plan, restricted stock units are issued to attract and retain key employees. Generally, at the end of a three-year retention period, the units will vest and be distributed in shares of our common stock to the participant.

Restricted stock units under the 1998 Incentive Plan are classified as equity awards, with the fair value of each unit equal to the average of the high and low market price of the stock on the date of grant for units granted prior to December 2007. The fair value of units granted after December 2007 is the average of the high and low market price of the stock on the date of grant discounted by the expected dividend rate over the service period. Units are amortized to compensation expense ratably over the service period.

A summary of the status of our nonvested restricted stock units as of December 31, 2008 and changes during the year then ended is presented below (in millions, except per share data):

	Year Ended December 31, 2008
		Weighted-Average
		Grant Date
	Shares	Fair Value per Share

Nonvested restricted stock units:
Nonvested as of December 31, 2007	0.8	$31.76
Granted	0.3	29.07
Vested	(0.2)	29.36
Forfeited	(0.1)	31.40

Nonvested as of December 31, 2008	0.8	31.34

As of December 31, 2008, we had approximately $13.7 million of total unrecognized compensation cost related to nonvested restricted stock units. Such cost is expected to be recognized over a weighted-average period of 2.3 years. Our estimated forfeiture rate for restricted stock units was 17% as of December 31, 2008.

The total fair value of restricted stock units vested and the resulting tax deductions to realize tax benefits were as follows (in millions):

	For the Years Ended December 31,
	2008	2007	2006

Fair value of restricted stock units vested	$6.4	$12.8	$7.5
Realized tax benefits from tax deductions	2.4	4.8	2.8

Our practice is to issue new shares of common stock to satisfy restricted stock unit vestings.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Appreciation Rights

Total compensation expense for stock appreciation rights was $3.8 million, $2.5 million and $2.9 million for the years ended December 31, 2008, 2007 and 2006, respectively. The weighted-average fair value of stock appreciation rights granted during the years ended December 31, 2008, 2007 and 2006 was $6.84, $8.43 and $8.60 per share, respectively.

In 2003, we began awarding stock appreciation rights. Each recipient is given the “right” to receive a value equal to the future appreciation of our common stock price. The value is paid in shares of our common stock. Stock appreciation rights generally vest in one-third increments beginning on the first anniversary date after the grant date, and expire after seven years.

Compensation expense for stock appreciation rights granted is based on the fair value on the date of grant and is recognized over the service period. The fair value for these awards is estimated using the Black-Scholes-Merton valuation model. We use historical stock price data and other pertinent information to estimate the expected volatility and the outstanding period of the award for separate groups of employees that have similar historical exercise behavior to estimate expected life. The risk-free interest rate was based on zero-coupon U.S. Treasury instruments with a remaining term equal to the expected life of the stock appreciation right at the time of grant.

The fair value of each stock appreciation right granted in 2008, 2007 and 2006 is estimated on the date of grant using the following weighted-average assumptions:

	For the Years Ended December 31,
	2008	2007	2006

Expected dividend yield	2.05%	1.69%	1.69%
Risk-free interest rate	1.40%	3.27%	4.53%
Expected volatility	34.08%	28.42%	30.04%
Expected life (in years)	4.18	4.35	4.57

A summary of stock appreciation rights activity are as follows (in millions, except per share data):

	Years Ended December 31,
	2008		2007		2006
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
		Price per		Price per		Price per
	Shares	Share	Shares	Share	Shares	Share

Outstanding at beginning of year	2.2	$29.14	1.9	$25.20	1.5	$22.22
Granted	1.0	28.36	0.7	34.60	0.6	30.86
Exercised	(0.3)	21.68	(0.3)	18.57	(0.1)	16.76
Forfeited	(0.2)	32.68	(0.1)	30.47	(0.1)	23.81

Outstanding at end of year	2.7	$29.59	2.2	$29.14	1.9	$25.20

Exercisable at end of year	1.1	$28.65	1.0	$24.40	0.9	$19.63

The following table summarizes information about stock appreciation rights outstanding as of December 31, 2008 (in millions, except per share data and years):

	Stock Appreciation Rights Outstanding				Stock Appreciation Rights Exercisable
		Weighted-				Weighted-
		Average	Weighted-			Average	Weighted-
		Remaining	Average			Remaining	Average
		Contractual	Exercise	Aggregate		Contractual	Exercise	Aggregate
Range of Exercise	Number	Term	Price per	Intrinsic	Number	Life	Price per	Intrinsic
Prices per Share	Outstanding	(in years)	Share	Value	Exercisable	(in years)	Share	Value

$16.76-37.11	2.7	5.5	$29.59	$8.9	1.1	4.2	$28.65	$4.7

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2008, we had approximately $9.9 million of unrecognized compensation cost related to nonvested stock appreciation rights. Such cost is expected to be recognized over a weighted-average period of 2.4 years. Our estimated forfeiture rate for stock appreciation rights was 15% as of December 31, 2008.

The total intrinsic value of stock appreciation rights exercised and the resulting tax deductions to realize tax benefits were as follows (in millions):

	For the Years Ended December 31,
	2008	2007	2006

Intrinsic value of stock appreciation rights exercised	$5.5	$5.6	$1.4
Realized tax benefits from tax deductions	2.1	2.1	0.5

Our practice is to issue new shares of common stock to satisfy the exercise of stock appreciation rights.

Stock Options

Total compensation expense recognized for stock options was $0.7 million for both 2007 and 2006.

Under the 1998 Incentive Plan, the exercise price for stock options equals the stock’s market value on the date of grant. Options granted prior to 1998 vested on the date of grant. Options granted in 1998 and after generally vest over three years. Options issued prior to December 2000 generally expire after ten years and options issued in December 2000 and after generally expire after seven years.

As of December 31, 2008, there were also 5,958 stock options outstanding that were issued in connection with our acquisition of Service Experts Inc. No stock options were granted in 2008, 2007 and 2006

A summary of stock option activity is as follows (in millions, except per share data):

	Years Ended December 31,
	2008		2007		2006
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
		Price per		Price per		Price per
	Shares	Share	Shares	Share	Shares	Share

Outstanding at beginning of year	2.2	$15.93	4.0	$14.63	5.4	$14.81
Exercised	(1.2)	16.47	(1.8)	12.12	(1.4)	14.01
Forfeited	—	16.37	—	19.37	—	18.36

Outstanding at end of year	1.0	$14.20	2.2	$15.93	4.0	$14.63

Exercisable at end of year	1.0	$14.20	2.2	$15.93	3.9	$14.50

The following table summarizes information about stock options outstanding as of December 31, 2008 (in millions, except per share data and years):

	Options Outstanding				Options Exercisable
		Weighted-				Weighted-
		Average	Weighted-			Average	Weighted-
		Remaining	Average			Remaining	Average
		Contractual	Exercise	Aggregate		Contractual	Exercise	Aggregate
Range of Exercise	Number	Term	Price per	Intrinsic	Number	Life	Price per	Intrinsic
Prices per Share	Outstanding	(in years)	Share	Value	Exercisable	(in years)	Share	Value

$10.313 — 19.365	1.0	1.5	$14.20	$18.0	1.0	1.5	$14.20	$18.0

As of December 31, 2008, we had no unrecognized compensation cost related to nonvested options and no compensation was recorded in 2008 as all outstanding stock options were fully vested.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total intrinsic value of options exercised, the resulting tax deductions to realize tax benefits and the tax benefits in excess of the hypothetical deferred tax asset were as follows (in millions):

	For the Years Ended December 31,
	2008	2007	2006

Intrinsic value of options exercised	$23.1	$39.8	$22.9
Realized tax benefits from tax deductions	8.8	15.1	8.5
Tax benefits in excess of the hypothetical deferred tax asset	2.4	2.2	2.0

Our practice is to issue new shares of common stock to satisfy the exercise of options.

18.	Restructuring Charges:

As part of our strategic priorities of manufacturing and sourcing excellence and expense reduction, we have initiated various manufacturing rationalization actions designed to lower our cost structure. We also have begun to reorganize our North American distribution network in order to better serve our customers’ needs by deploying parts and equipment inventory closer to them. We have also initiated a number of activities that rationalize and reorganize various support and administrative functions to reduce ongoing selling and administrative expenses.

Information on Total Restructuring Charges and Related Reserves

Restructuring charges incurred as a result of the actions include the following amounts (in millions):

	For the Years Ended December 31,
	2008	2007	2006

Manufacturing rationalizations	$19.7	$15.8	$17.1
Reorganization of distribution network	2.9	—	—
Reorganizations of corporate and business unit administrative functions	7.8	10.0	—
Other	—	(0.6)	(3.8)

Total	$30.4	$25.2	$13.3

Restructuring charges for manufacturing rationalizations include pension curtailment charges of $0.9 million for 2008, $2.0 million for 2007 and $1.9 million in 2006 that have not been reflected in restructuring reserves as these items relate to our pension obligation. These amounts also include pension settlement charges of $0.2 million in 2008 and $0.7 million in 2007.

In 2007, we reorganized our corporate administrative function and eliminated the position of chief administrative officer. In connection with this action, we recorded an $8.0 million liability to settle the terms of his employment agreement, of which $6.6 million, net of $1.4 million of previously recorded stock-based compensation expense, was recorded in the second quarter of 2007. The final settlement of this matter occurred and an amount equal to the liability recorded was paid during the second quarter of 2008.

In 2006, we commenced consolidation of the manufacturing, distribution, research and development and administrative operations of Allied Air Enterprises Inc., our two-step Residential Heating & Cooling operations in South Carolina, and closure of our operations in Bellevue, Ohio. The consolidation was substantially complete in the first quarter of 2007.

The reduction to restructuring charges presented for 2006 was not reflected in restructuring reserves as this item was composed of gains on sales of fixed assets that we recognized as an offset to restructuring charges incurred.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restructuring reserves are included in Accrued Expenses in the accompanying Consolidated Balance Sheets. The table below details activity within the restructuring reserves for the years ended December 31, 2008 and 2007 (in millions):

	Balance as of	Charged		Non-Cash	Balance as of
	December 31,	to	Cash	Utilization and	December 31,
Description of Reserves	2007	Earnings	Utilization	Other	2008

Severance and related expense	$15.2	$15.0	$(20.9)	$—	$9.3
Asset write-offs and accelerated depreciation	—	4.8	—	(4.8)	—
Equipment moves	—	3.0	(3.0)	—	—
Lease termination	1.5	0.3	(1.2)	—	0.6
Other(1)	—	7.3	(4.7)	(1.6)	1.0

Total restructuring reserves	$16.7	$30.4	$(29.8)	$(6.4)	$10.9

(1)	Charges classified as ‘Other’ include $2.3 million of manufacturing inefficiencies, $1.6 million third-party services related to restructuring activities and $0.8 million of costs for moving inventories.

	Balance as of			Non-Cash	Balance as of
	December 31,	Charged	Cash	Utilization	December 31,
Description of Reserves	2006	to Earnings	Utilization	and Other	2007

Severance and related expense	$1.8	$15.9	$(4.6)	$2.1	$15.2
Asset write-offs and accelerated depreciation	—	1.2	—	(1.2)	—
Equipment moves	—	1.7	(1.7)	—	—
Lease termination	1.5	1.1	(1.1)	—	1.5
Other	0.8	5.3	(3.2)	(2.9)	—

Total restructuring reserves	$4.1	$25.2	$(10.6)	$(2.0)	$16.7

Manufacturing Rationalization Activities

Information regarding the restructuring charges related to manufacturing rationalizations is as follows (in millions):

	Charges	Charges	Total Charges
	Incurred in	Incurred to	Expected to be
	2008	Date	Incurred

Severance and related expense	$6.4	$12.0	$12.0
Asset write-offs and accelerated depreciation	4.0	5.2	6.2
Equipment moves	3.0	3.7	4.8
Other	6.3	10.1	10.8

Total	$19.7	$31.0	$33.8

Restructuring expense for manufacturing rationalization activities related to the following:

•	In the third quarter of 2008, we commenced the transition of production of certain Refrigeration products currently manufactured near Madrid, Spain to another facility in Genas, France. The transition was completed in the fourth quarter of 2008. Total restructuring charges recorded in 2008 related to this action were $0.9 million.

•	In the third quarter of 2008, we commenced the transition of production of certain Residential Heating & Cooling products currently manufactured in Blackville, South Carolina to another facility in Orangeburg, South Carolina. The transition is expected to be completed by the second quarter of 2009. Total restructuring charges recorded in 2008 related to this action were $0.6 million.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	In the second quarter of 2008, we announced the transition of production of selected Refrigeration products currently manufactured in Milperra, Australia to its sister facility in Wuxi, China. The transition is expected to be complete by the fourth quarter of 2009. Total restructuring charges recorded in 2008 related to this action were $3.1 million.

•	In the second quarter of 2008, we announced the transition of production of certain Residential Heating & Cooling products from our Marshalltown, Iowa manufacturing facility to our new manufacturing operation in Saltillo, Mexico. The transition is expected to be completed by the second quarter of 2009. Total restructuring charges recorded in 2008 related to this action were $3.4 million.

•	In the fourth quarter of 2007, we announced plans to close our Refrigeration operations in Danville, Illinois and consolidate Danville manufacturing, support and warehouse functions in our Tifton, Georgia and Stone Mountain, Georgia operations. The transition is expected to be completed by the second quarter of 2009. Total restructuring charges recorded in 2008 related to this action were $9.8 million.

•	In the third quarter of 2007, we announced plans to close Lennox Hearth Products Inc.’s operations in Lynwood, California, part of our Residential Heating & Cooling operations, and consolidate our U.S. factory-built fireplace manufacturing operations in our facility in Union City, Tennessee. The transition is expected to be completed by the third quarter of 2009. Total restructuring charges recorded in 2008 related to this action were $1.6 million.

•	Other restructuring charges incurred for manufacturing rationalizations in 2008 were $0.3 million.

Reorganization of Distribution Network

Information regarding the restructuring charges related to reorganizations of our North American distribution network is as follows (in millions):

	Charges	Charges	Total Charges
	Incurred in	Incurred to	Expected to be
	2008	Date	Incurred

Severance and related expense	$2.8	$2.8	$3.6
Asset write-offs and accelerated depreciation	—	—	0.1
Equipment moves	—	—	0.4
Other	0.1	0.1	0.8

Total	$2.9	$2.9	$4.9

In the fourth quarter of 2008, we commenced the transition of activities currently performed at our North American Parts Center in Des Moines, Iowa to other locations, including our North American Distribution Center in Marshalltown, Iowa. The transition is expected to be completed in the first quarter of 2010.

Reorganizations of Corporate and Business Unit Administrative Functions

Information regarding the restructuring charges related to the reorganization of the support and administrative functions is as follows (in millions):

	Charges	Charges	Total Charges
	Incurred in	Incurred to	Expected to be
	2008	Date	Incurred

Severance and related expense	$5.8	$15.4	$16.0
Asset write-offs and accelerated depreciation	0.8	0.8	0.9
Lease termination	0.3	1.1	1.8
Other	0.9	0.9	1.2

Total	$7.8	$18.2	$19.9

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We incurred costs related to the following restructuring actions in our support and administrative activities:

•	In the third quarter of 2008, the Commercial business unit reorganized its sales support and administrative functions in Northern Europe. This action is expected to be completed by the second quarter of 2009. Total restructuring charges recorded in 2008 related to this action were $4.1 million.

•	During the second quarter of 2008, we began to rationalize our corporate administrative functions, primarily in the human resources and information technology areas. These activities were complete as of the fourth quarter of 2008. Total restructuring charges recorded in 2008 related to this action were $1.1 million.

•	In the second quarter of 2008, the Service Experts business unit reorganized its sales support function into a centralized customer contact center. This action was complete as of the fourth quarter of 2008. Total restructuring charges recorded in 2008 related to this action were $0.7 million.

•	During the third quarter of 2007, the Refrigeration business unit took actions to eliminate administrative positions in Australia and New Zealand. This action is expected to be completed by the fourth quarter of 2009. Total restructuring charges recorded in 2008 related to this action were $0.6 million.

•	Other restructuring charges incurred related to administrative and support functions in 2008 were $1.3 million.

19.	Discontinued Operations:

Service Experts Discontinued Operations

In the fourth quarter of 2008, our executive management approved a plan to discontinue operations of seven service centers within our Service Experts business segment. We decided to sell these seven centers due to current economic conditions and a history of operating losses. It is our intent to sell these service centers to interested third party buyers during the first quarter of 2009. The related assets and liabilities for these service centers have been classified as current assets and liabilities in the accompanying Consolidated Balance Sheets.

The operating results of these centers have been classified as a Discontinued Operations in the accompanying Consolidated Statements of Operations and prior period results have been reclassified to conform to the current period presentation.

A summary of net trade sales and pre-tax operating losses are detailed below (in millions):

	For the Years Ended December 31,
	2008	2007	2006

Net trade sales	$12.2	$14.4	$14.9
Pre-tax operating loss(1)	(3.7)	(0.9)	(1.3)

The assets and liabilities of the discontinued operations are presented as follows in the accompanying Consolidated Balance Sheets (in millions):

	For the Years Ended December 31,
	2008	2007

Assets of discontinued operations:
Other assets	$0.8	$1.1
Liabilities of discontinued operations:
Accrued expenses(1)	$3.2	$1.9

(1)	Included in the 2008 pre-tax operating loss and accrued expenses is a $1.7 million charge for litigation related to the sale of a service center in 2004 that was included in discontinued operations.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Earnings Per Share:

Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net income by the sum of the weighted-average number of shares and the number of equivalent shares assumed outstanding, if dilutive, under our stock-based compensation plans. As of December 31, 2008, we had 84,215,904 shares issued of which 29,109,058 were held as treasury shares.

The computations of basic and diluted earnings per share for Income from Continuing Operations were as follows (in millions, except per share data):

	For the Years Ended December 31,
	2008	2007	2006

Net income	$122.8	$169.0	$166.0
Add: Loss from discontinued operations	2.3	0.6	0.8

Income from continuing operations	$125.1	$169.6	$166.8

Weighted-average shares outstanding — basic	56.7	66.4	69.9
Effect of dilutive securities	1.6	3.0	3.6

Weighted-average shares outstanding — diluted	58.3	69.4	73.5

Earnings per share from continuing operations:
Basic	$2.21	$2.56	$2.38
Diluted	$2.15	$2.44	$2.27

Additionally, options to purchase common stock were outstanding, but not included in the diluted earnings per share calculation because the assumed exercise of such options would have been anti-dilutive. The details are as follows:

	For the Years Ended December 31,
	2008	2007	2006

Options to purchase common stock (number of shares)	668,451	125,852	754,114
Price ranges per share	$34.52 to $37.11	$34.52 to $49.63	$29.36 to $49.63

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.  Reportable Business Segments:

We operate in four reportable business segments of the heating, ventilation, air conditioning and refrigeration (“HVACR”) industry. Our segments are organized primarily by the nature of the products and services provided. The table below details the nature of the operations of each reportable segment:

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

We use segment profit or loss as the primary measure of profitability to evaluate operating performance and to allocate capital resources. We define segment profit or loss as a segment’s income or loss from continuing operations before income taxes included in the accompanying Consolidated Statements of Operations:

Excluding:

•	Gains and/or losses and other expenses, net except for gains and/or losses on the sale of fixed assets.

•	Restructuring charges.

•	Goodwill and equity method investment impairments.

•	Interest expense, net.

•	Other expense, net.

Less amounts included in Gains and Other Expenses, net:

•	Realized gains and/or losses on settled futures contracts.

•	Foreign currency exchange gains and/or losses.

In 2007, a favorable warranty program adjustment of $16.9 million was not included in segment profit as it is considered an unusual and nonrecurring item.

Our corporate costs include those costs related to corporate functions such as legal, internal audit, treasury, human resources, tax compliance and senior executive staff. Corporate costs also include the long-term share-based incentive awards provided to employees throughout LII. We recorded these share-based awards as Corporate costs as they are determined at the discretion of the Board of Directors and based on the historical practice of doing so for internal reporting purposes.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net sales and segment profit (loss) by business segment, along with a reconciliation of segment profit (loss) to net earnings are shown below (in millions):

	For the Years Ended December 31,
	2008	2007	2006

Net Sales
Residential Heating & Cooling	$1,493.4	$1,669.6	$1,861.2
Commercial Heating & Cooling	835.3	875.0	751.2
Service Experts	626.6	667.1	639.2
Refrigeration	618.2	607.7	529.9
Eliminations(1)	(92.1)	(84.1)	(80.9)

	$3,481.4	$3,735.3	$3,700.6

Segment Profit (Loss)
Residential Heating & Cooling	$145.8	$174.4	$211.6
Commercial Heating & Cooling	93.3	101.0	72.6
Service Experts	20.0	26.1	19.4
Refrigeration	60.2	61.5	51.9
Corporate and other	(53.8)	(85.0)	(97.5)
Eliminations(1)	(0.6)	0.6	0.2

Subtotal that includes segment profit and eliminations	264.9	278.6	258.2
Reconciliation to income from continuing operations:
Warranty program adjustment	—	(16.9)	—
Losses, (gains) and other expenses, net of gain on sale of fixed assets	3.0	(6.4)	(46.6)
Restructuring charges	30.4	25.2	13.3
Impairment of equity method investment	9.1	—	—
Interest expense, net	13.7	6.8	4.4
Other expense, net	0.1	0.7	0.5
Less: Realized (losses) gains on settled futures contracts(2)	(0.9)	3.9	66.0
Less: Foreign currency exchange gains(2)	3.2	6.2	0.9

	$206.3	$259.1	$219.7

(1)	Eliminations consist of intercompany sales between business segments, such as products sold to Service Experts by the Residential Heating & Cooling segment.

(2)	Realized (losses) gains on settled futures contracts, the ineffective portion of settled cash flow hedges and foreign currency exchange gains are components of Gains and Other Expenses, net in the accompanying Consolidated Statements of Operations.

Included in our Residential Heating & Cooling business segment profit for 2008 is a gain on the sale of fixed assets of $4.1 million. The gains or losses in our other business segments were immaterial for 2008, 2007 and 2006.

On a consolidated basis, no revenues from transactions with a single customer were 10% or greater of our consolidated net sales for any of the periods presented.

Total assets by business segment are shown below (in millions). The assets in the Corporate segment are primarily comprised of cash, short-term investments and deferred tax assets. Assets recorded in the operating segments represent those assets directly associated with those segments.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Years Ended
	December 31,
	2008	2007

Total Assets
Residential Heating & Cooling	$492.1	$548.5
Commercial Heating & Cooling	319.0	336.6
Service Experts	170.6	199.3
Refrigeration	340.4	388.1
Corporate and other	345.3	349.6
Eliminations(1)	(8.7)	(8.6)

Total assets	1,658.7	1,813.5
Discontinued operations (See Note 19)	0.8	1.1

Total assets	$1,659.5	$1,814.6

(1)	Eliminations consist of net intercompany receivables and intercompany profit included in inventory from products sold between business segments, such as products sold to Service Experts by the Residential Heating & Cooling segment.

Total capital expenditures by business segment are shown below (in millions):

	For the Years Ended
	December 31,
	2008	2007	2006

Capital Expenditures
Residential Heating & Cooling	$33.2	$21.8	$30.6
Commercial Heating & Cooling	7.0	24.1	11.3
Service Experts	0.3	1.8	2.5
Refrigeration	7.6	9.7	10.0
Corporate and other	14.0	12.8	20.4

Total capital expenditures	$62.1	$70.2	$74.8

Excluded from capital expenditures for 2008 are capital leases of $7.4 million and $14.6 million relating to our Residential Heating & Cooling and Refrigeration business segment, respectively. There were no capital leases in 2007.

The depreciation and amortization expense by business segment are shown below (in millions):

	For the Years Ended December 31,
	2008	2007	2006

Depreciation and Amortization
Residential Heating & Cooling	$22.2	$22.1	$21.5
Commercial Heating & Cooling	8.2	7.4	6.2
Service Experts	1.9	2.1	2.2
Refrigeration	9.2	8.7	7.9
Corporate and other	9.1	8.5	6.5

Total depreciation and amortization	$50.6	$48.8	$44.3

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The equity method investees are shown below (in millions):

	For the Years Ended December 31,
	2008	2007	2006

Income from Equity Method Investments
Refrigeration	$1.3	$1.5	$1.2
Corporate and other	7.3	9.1	6.8

	$8.6	$10.6	$8.0

The following table sets forth certain financial information relating to our operations by geographic area based on the domicile of our operations (in millions):

	For the Years Ended December 31,
	2008	2007	2006

Net Sales to External Customers by Point of Shipment
United States	$2,442.3	$2,717.4	$2,858.5
Canada	391.1	381.3	321.1
International	648.0	636.6	521.0

Total net sales to external customers	$3,481.4	$3,735.3	$3,700.6

	As of December 31,
	2008	2007

Property, Plant and Equipment, net
United States	$233.3	$226.7
Canada	6.7	10.3
Mexico	24.5	8.5
International	65.0	72.3

Total property, plant and equipment, net	$329.5	$317.8

22.	Fair Value Measurements:

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 provides a framework for measuring fair value, establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date and requires consideration of our creditworthiness when valuing certain liabilities.

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

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value Techniques

Our valuation techniques are applied to all of the assets and liabilities carried at fair value as of January 1, 2008, upon adoption of SFAS No. 157. Where available, the fair values are based upon quoted prices in active markets. However, if quoted prices are not available, then the fair values are based upon quoted prices for similar assets or liabilities or independently sourced market parameters, such as credit default swap spreads, yield curves, reported trades, broker/dealer quotes, interest rates and benchmark securities. For assets and liabilities with a lack of observable market activity, if any, the fair values are based upon discounted cash flow methodologies incorporating assumptions that, in our judgment, reflect the assumptions a marketplace participant would use. To ensure that financial assets and liabilities are recorded at fair value, valuation adjustments may be required to reflect either party’s creditworthiness and ability to pay. Where appropriate, these amounts were incorporated into our valuations as of December 31, 2008, the measurement date.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (in millions):

	Fair Value Measurements on a Recurring Basis as of
	December 31, 2008
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Assets:
Short-term investments	$—	$33.4	$—	$33.4
Investment in marketable equity securities(1)	1.8	—	—	1.8
Liabilities:
Derivatives, net(2)	$—	$39.4	$—	$39.4

(1)	Investment in marketable equity securities is recorded in Other Long-term Assets in the accompanying Consolidated Balance Sheets. See Note 7 for more information.

(2)	Derivatives are recorded in Accrued Expenses and Other Liabilities in the accompanying Consolidated Balance Sheets. See Note 9 for more information.

Our adoption of SFAS No. 157 resulted in changes to the valuation techniques used by us when determining the fair value of our derivative instruments. These derivatives are primarily valued using estimated future cash flows that are based directly on observed prices from exchange-traded derivatives and therefore have been classified as Level 2. We also take into account the counterparty’s creditworthiness, or our own creditworthiness, as appropriate. We have incorporated these changes to the valuation of our derivative instruments and the balance as of December 31, 2008 reflects the risk of our credit default.

The majority of our short-term investments are managed by professional investment advisors. The net asset values are furnished in statements received from the investment advisor and reflect valuations based upon the respective pricing policies utilized by the investment advisor. We have assessed the classification of the inputs used to value these investments as Level 2 through examination of pricing policies and significant inputs and through discussions with investment managers. The fair values of our short-term investments are based on several observable inputs including, but not limited to, benchmark yields, reported trades, broker/dealer quotes, issuer spreads and benchmark securities. These investments consist of U.S. government and government agency securities, corporate bonds, asset-backed securities, collateralized mortgage obligations and various securitized debt instruments. The majority of these investments are of high quality, with 85% having AAA ratings. The adoption of SFAS No. 157 resulted in no net changes to the valuations for these securities.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Fair Value Measurements

The carrying amounts of cash and cash equivalents, accounts and notes receivable, net, accounts payable and other current liabilities approximate fair value due to the short maturities of these instruments. The fair values of each of our long-term debt instruments are based on the quoted market prices for the same issues or on the amount of future cash flows associated with each instrument using current market rates for debt instruments of similar maturities and credit risk. The estimated fair value of non-convertible long-term debt (including current maturities) was $460.3 million and $204.5 million as of December 31, 2008 and 2007, respectively. The fair values presented are estimates and are not necessarily indicative of amounts for which we could settle such instruments currently or indicative of our intent or ability to dispose of or liquidate them.

23.	Quarterly Financial Information (unaudited):

Financial results

The following tables provide information on net sales, gross profit, net income, earnings per share and dividends per share by quarter (in millions, except per share data):

	Net Sales		Gross Profit		Net Income
	2008	2007	2008	2007	2008	2007

First Quarter	$764.5	$788.4	$202.0	$203.5	$6.3	$8.6
Second Quarter	999.6	1,037.8	286.4	287.8	51.2	60.3
Third Quarter	970.9	1,026.3	280.2	292.5	54.9	61.2
Fourth Quarter	746.4	882.8	204.9	264.1	10.4	38.9

	Basic		Diluted
	Earnings per		Earnings per		Dividends per
	Common Share		Common Share		Common Share
	2008	2007	2008	2007	2008	2007

First Quarter	$0.10	$0.13	$0.10	$0.12	$0.14	$0.13
Second Quarter	0.91	0.89	0.88	0.85	0.14	0.13
Third Quarter	0.99	0.92	0.96	0.88	0.14	0.13
Fourth Quarter	0.19	0.61	0.18	0.59	0.14	0.14

24.	Gains and Other Expenses, net:

Gains and other expenses, net were as follows (in millions):

	For the Years Ended December 31,
	2008	2007	2006

Realized losses (gains) on settled futures contracts	$0.9	$(3.9)	$(66.0)
Unrealized losses on unsettled futures contracts not designated as cash flow hedges	5.1	3.1	20.8
Gains on disposals of fixed assets	(4.8)	(0.3)	(0.2)
Foreign currency exchange gains	(3.2)	(6.2)	(0.9)
Other items, net	0.1	0.6	(0.5)

Gains and other expenses, net	$(1.9)	$(6.7)	$(46.8)

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

25.	Supplemental Information:

Research and Development

Research and development costs are expensed as incurred. Expenses relating to research and product development activities were as follows (in millions):

	For the Years Ended December 31,
	2008	2007	2006

Research and development	$46.5	$43.0	$42.2

Advertising

The costs of advertising, promotion and marketing programs are charged to operations in the period incurred. Expenses relating to advertising, promotions and marketing programs were as follows (in millions):

	For the Years Ended December 31,
	2008	2007	2006

Advertising, promotions and marketing	$72.3	$73.8	$79.0

Leases

We have various leases relating principally to the use of operating facilities and vehicles. Leases with step rent provisions and escalation clauses are accounted for on a straight-line basis. Minimum lease payments that are dependent on an existing index or rate, such as the consumer price index or prime interest rate, are included based on the index or rate existing at the inception of the lease and are adjusted for subsequent changes in the index or rate as they occur. Rent expense was approximately as follows (in millions).

	For the Years Ended December 31,
	2008	2007	2006

Rent expense	$64.2	$64.4	$54.1

Interest Expense, net

The components of Interest Expense, net were as follows (in millions):

	For the Years Ended December 31,
	2008	2007	2006

Interest expense, net of capitalized interest	$17.5	$10.7	$10.1
Interest income	$3.8	$3.9	$5.7

26.	Related Party Transactions:

Thomas W. Booth, Stephen R. Booth and John W. Norris, III, each a member of our Board of Directors, John W. Norris, Jr., LII’s former Chairman of the Board, other former directors of the Company, and Lynn B. Storey, the mother of Jeffrey D. Storey, M.D., a director of the Company, as well as other stockholders of the Company who may be immediate family members of the foregoing persons, are, individually or through trust arrangements, shareholders of AOC. As previously announced, on March 16, 2007, LII entered into an agreement with AOC to issue up to 2,239,589 shares of LII common stock in exchange for 2,695,770 shares of LII common stock owned by AOC. This transaction was completed in September 2007. LII acquired 2,695,770 shares of LII common stock owned by AOC in exchange for 2,239,563 newly issued LII common shares. The

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

transaction reduced the number of outstanding shares of LII common stock by 456,207 shares, at minimal cost to LII. Following the issuance and exchange of LII common stock, AOC distributed the newly acquired shares of LII common stock pro rata to its shareholders. The issuance, exchange and liquidating distribution are referred to herein as the “AOC Transaction.”

There were no special benefits provided for any of the related persons described above under the AOC Transaction. Each related person’s participation in the AOC Transaction arose out of his or her ownership of common stock of AOC and was on the same basis as all other shareholders of AOC.

27.	Subsequent Event (unaudited):

On February 4, 2009 we announced plans to consolidate operations from our Blackville, South Carolina facility into our current operations in Orangeburg, South Carolina and Saltillo, Mexico to improve our operating efficiency, eliminate redundant fixed costs, and provide customers with improved service. The transition is expected to take place in phases and is expected to be completed within two years. We expect to incur restructuring charges of about $12.0 million, primarily in the first quarter of 2009. These charges are anticipated to include severance of $3.5 million, losses on disposal of certain long-lived assets and relocation costs for equipment and inventory of about $6.5 million and other costs of $2.0 million. We expect short-term cash outlays of $6.6 million related to this project.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our current management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2008, in alerting them in a timely manner to material information required to be disclosed by us in the reports we file with or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934.

Management’s Annual Report on Internal Control Over Financial Reporting

See “Management’s Report on Internal Control Over Financial Reporting” included in Item 8 “Financial Statements and Supplementary Data.”

Attestation Report of the Independent Registered Public Accounting Firm

See “Report of Independent Registered Public Accounting Firm” included in Item 8 “Financial Statements and Supplementary Data.”

Changes in Internal Control Over Financial Reporting

There were no changes during the quarter ended December 31, 2008 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The section of our 2009 Proxy Statement captioned “Proposal 1: Election of Directors” identifies members of our Board of Directors and nominees for election to the Board of Directors at our 2009 Annual Meeting, and is incorporated in this Item 10 by reference.

Part I, Item 1 “Business — Executive Officers of the Company” of this Annual Report on Form 10-K identifies our executive officers and is incorporated in this Item 10 by reference.

The section of our 2009 Proxy Statement captioned “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated in this Item 10 by reference.

The section of our 2009 Proxy Statement captioned “Corporate Governance — Board of Directors and Board Committees — Audit Committee” identifies members of the Audit Committee of our Board of Directors and our audit committee financial expert, and is incorporated in this Item 10 by reference.

The section of our 2009 Proxy Statement captioned “Corporate Governance - Other Corporate Governance Policies — Code of Conduct and Code of Ethical Conduct” includes information regarding our Code of Conduct and Code of Ethical Conduct and is incorporated in this Item 10 by reference.

Item 11.	Executive Compensation

The sections of our 2009 Proxy Statement captioned “Executive Compensation,” “Director Compensation” and “Certain Relationships and Related Party Transactions — Compensation Committee Interlocks and Insider Participation” are incorporated in this Item 11 by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The sections of our 2009 Proxy Statement captioned “Equity Compensation Plan Information” and “Ownership of Common Stock” are incorporated in this Item 12 by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The sections of our 2009 Proxy Statement captioned “Corporate Governance — Director Independence” and “Certain Relationships and Related Party Transactions” are incorporated in this Item 13 by reference.

Item 14.	Principal Accounting Fees and Services

The section of our 2009 Proxy Statement captioned “Independent Registered Public Accountants” is incorporated in this Item 14 by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

Financial Statements

The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2008 and 2007

•	Consolidated Statements of Operations for the Years Ended December 31, 2008, 2007 and 2006

•	Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2008, 2007 and 2006

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006

•	Notes to Consolidated Financial Statements for the Years Ended December 31, 2008, 2007 and 2006

Financial Statement Schedules

The following financial statement schedules are included in this Annual Report on Form 10-K:

•	Report of Independent Registered Public Accounting Firm (see Part II, Item 8 of this Annual Report on Form 10-K).

•	Schedule II — Valuation and Qualifying Accounts and Reserves for the Years Ended December 31, 2008, 2007, and 2006 (see Schedule II immediately following the signature page of this Annual Report on Form 10-K).

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

February 26, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Todd M. Bluedorn Todd M. Bluedorn	Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2009

/s/ Susan K. Carter Susan K. Carter	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2009

/s/ Roy A. Rumbough Roy A. Rumbough	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	February 26, 2009

/s/ Richard L. Thompson Richard L. Thompson	Chairman of the Board of Directors	February 26, 2009

/s/ Linda G. Alvarado Linda G. Alvarado	Director	February 26, 2009

/s/ Steven R. Booth Steven R. Booth	Director	February 26, 2009

/s/ James J. Byrne James J. Byrne	Director	February 26, 2009

/s/ Janet K. Cooper Janet K. Cooper	Director	February 26, 2009

/s/ C.L. (Jerry) Henry C.L. (Jerry) Henry	Director	February 26, 2009

/s/ John E. Major John E. Major	Director	February 26, 2009

Signature	Title	Date

/s/ John W. Norris, III John W. Norris, III	Director	February 26, 2009

/s/ Paul W. Schmidt Paul W. Schmidt	Director	February 26, 2009

/s/ Terry D. Stinson Terry D. Stinson	Director	February 26, 2009

/s/ Jeffrey D. Storey, MD Jeffrey D. Storey, MD	Director	February 26, 2009

LENNOX INTERNATIONAL INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the Years Ended December 31, 2008, 2007 and 2006
(In Millions)

		Additions
	Balance at	Charged				Balance
	Beginning	to Cost and				at end
	of Year	Expenses	Write-offs	Recoveries	Other	of Year

2006:
Allowance for doubtful accounts	$16.6	$6.6	$(7.6)	$0.8	$0.3	$16.7
2007:
Allowance for doubtful accounts	$16.7	$10.4	$(10.4)	$0.8	$(0.4)	$17.1
2008:
Allowance for doubtful accounts	$17.1	$17.4	$(15.3)	$0.9	$(1.5)	$18.6

INDEX TO EXHIBITS

Exhibit
Number		Exhibit Name

3.1		Restated Certificate of Incorporation of Lennox International Inc. (“LII”) (filed as Exhibit 3.1 to LII’s Registration Statement on Form S-1 (Registration No. 333-75725) filed on April 6, 1999 and incorporated herein by reference).
3.2		Amended and Restated Bylaws of LII (filed as Exhibit 3.1 to LII’s Current Report on Form 8-K filed on July 23, 2008 and incorporated herein by reference).
4.1		Specimen Stock Certificate for the Common Stock, par value $.01 per share, of LII (filed as Exhibit 4.1 to LII’s Amendment to Registration Statement on Form S-1/A (Registration No. 333-75725) filed on June 16, 1999 and incorporated herein by reference).
4.2		Rights Agreement, dated as of July 27, 2000, between LII and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, which includes as Exhibit A the form of Certificate of Designations of Series A Junior Participating Preferred Stock setting forth the terms of the Preferred Stock, as Exhibit B the form of Rights Certificate and as Exhibit C the Summary of Rights to Purchase Preferred Stock (filed as Exhibit 4.1 to LII’s Current Report on Form 8-K (File No. 001-15149) filed on July 28, 2000 and incorporated herein by reference).
LII is a party to a debt instrument under which the total amount of securities authorized under such instrument does not exceed 10% of the total assets of LII and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, LII agrees to furnish a copy of such instrument to the Securities and Exchange Commission upon request.
10.1		Seventh Amendment to Second Amended and Restated Receivables Purchase Agreement (the “Amendment”) dated as of November 26, 2008, by and among Lennox Industries Inc. LPAC Corp., Market Street Funding LLC, the investors named in the Second Amended and Restated Receivables Purchase Agreement, PNC Bank, National Association, YC SUSI Trust, Bank of America, National Association and The Yorktown Investors (as defined in the Second Amended and Restated Receivables Purchase Agreement) and consented to by LII (filed as Exhibit 10.1 to LII’s Current Report on Form 8-K filed on December 2, 2008 and incorporated herein by reference).
10.2		Third Amended and Restated Credit Agreement, dated October 12, 2007, among LII, Bank of America, N.A., as administrative agent, swingline lender and issuing bank, JPMorgan Chase Bank, N.A. and Wachovia Bank, National Association, as co-syndication agents, and the Lenders party thereto (filed as Exhibit 10.1 to LII’s Current Report on Form 8-K filed on October 15, 2007 and incorporated herein by reference).
10.3		Lease Agreement, dated as of June 22, 2006, by and between BTMU Capital Corporation, as lessor, and Lennox Procurement Company Inc., as lessee (filed as Exhibit 10.1 to LII’s Current Report on Form 8-K filed on June 28, 2006 and incorporated herein by reference).
10.4		Memorandum of Lease, Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of June 22, 2006, by and among Lennox Procurement Company Inc., BTMU Capital Corporation and Jeffrey L. Bell, as Deed of Trust Trustee, for the benefit of BTMU Capital Corporation (filed as Exhibit 10.3 to LII’s Current Report on Form 8-K filed on June 28, 2006 and incorporated herein by reference).
10.5		First Omnibus Amendment to Operative Documents, dated as of September 22, 2008, among LII, Lennox Procurement Company Inc., Lennox Industries Inc., Allied Air Enterprises Inc., Service Experts LLC, Lennox Global Ltd., BTMU Capital Corporation and Compass Bank (filed as Exhibit 10.1 to LII’s Current Report on Form 8-K filed on September 25, 2008 and incorporated herein by reference).
10.6		Subsidiary Guaranty, dated as of September 22, 2008, made by LII, Allied Air Enterprises Inc., Service Experts LLC. and Lennox Global Ltd., as guarantors, in favor of BTMU Capital Corporation and the other parties specified therein (filed as Exhibit 10.2 to LII’s Current Report on Form 8-K filed on September 25, 2008 and incorporated herein by reference).
10	.7*	Amended and Restated 1998 Incentive Plan of Lennox International Inc. (filed as Exhibit 10.1 to LII’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and incorporated herein by reference).
10	.8*	Form of 2009 Long-Term Incentive Award Agreement for U.S. Employees of LII under the 1998 Incentive Plan of LII (filed as Exhibit 10.4 to LII’s Current Report on Form 8-K filed on December 17, 2008 and incorporated herein by reference).
10	.9*	Form of 2009 Long-Term Incentive Award Agreement Non-Employee Director under the 1998 Incentive Plan of LII (filed herewith).

Exhibit
Number		Exhibit Name

10	.10*	Lennox International Inc. Profit Sharing Restoration Plan, as amended and restated effective January 1, 2009 (filed as Exhibit 10.3 to LII’s Current Report on Form 8-K filed on December 17, 2008 and incorporated herein by reference).
10	.11*	Lennox International Inc. Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2009 (filed as Exhibit 10.2 to LII’s Current Report on Form 8-K filed on December 17, 2008 and incorporated herein by reference).
10	.12*	Form of Indemnification Agreement entered into between LII and certain executive officers and directors of LII (filed as Exhibit 10.15 to LII’s Registration Statement on Form S-1 (Registration No. 333-75725) filed on April 6, 1999 and incorporated herein by reference).
10	.13*	Form of Employment Agreement entered into between LII and certain executive officers of LII (filed as Exhibit 10.30 to LII’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference).
10	.14*	Form of Amendment to Employment Agreement entered into between LII and certain executive officers of LII (filed as Exhibit 10.2 to LII’s Current Report on Form 8-K filed on December 12, 2007 and incorporated herein by reference).
10	. 15*	Form of Change of Control Employment Agreement entered into between LII and certain executive officers of LII (filed as Exhibit 10.1 to LII’s Current Report on Form 8-K filed on December 17, 2008 and incorporated herein by reference).
10	.16*	Summary of Fiscal 2008 Target Short-Term Incentive Percentages for the Named Executive Officers of LII (filed in LII’s Current Report on Form 8-K filed on December 17, 2008 and incorporated herein by reference).
10	.17*	Lennox International Inc. Directors’ Retirement Plan (as Amended and Restated as of January 1, 2008) (filed as Exhibit 10.43 to LII’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference).
10	.18*	Lennox International Inc. 2007 Long-Term Incentive Award Agreement, Non-Employee Directors, dated as of December 7, 2007 (filed as Exhibit 10.42 to LII’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference).
21.1		Subsidiaries of LII (filed herewith).
23.1		Consent of KPMG LLP (filed herewith).
31.1		Certification of the principal executive officer (filed herewith).
31.2		Certification of the principal financial officer (filed herewith).
32.1		Certification of the principal executive officer and the principal financial officer of LII pursuant to 18 U.S.C. Section 1350 (filed herewith).

*	Management contract or compensatory plan or arrangement.