Form 10-Q
period 2009-03-31
LENNOX INTERNATIONAL INC
filed 2009-04-30
CIK 1069202

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission file number 001-15149
LENNOX INTERNATIONAL INC.
Incorporated pursuant to the Laws of the State of DELAWARE

Internal Revenue Service Employer Identification No. 42-0991521
2140 LAKE PARK BLVD., RICHARDSON, TEXAS, 75080
(972-497-5000)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☑
As of April 27, 2009, the number of shares outstanding of the registrant’s common stock, par value $.01 per share, was 55,412,508.

LENNOX INTERNATIONAL INC.
FORM 10-Q
For the Quarter Ended March 31, 2009

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of March 31, 2009 and December 31, 2008
(In millions, except share and per share data)

	March 31,	December 31,
	2009	2008
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$101.9	$122.1
Short-term investments	32.3	33.4
Accounts and notes receivable, net	334.5	369.6
Inventories, net	321.1	298.3
Deferred income taxes	18.5	24.2
Other assets	80.4	87.4

Total current assets	888.7	935.0
PROPERTY, PLANT AND EQUIPMENT, net	324.3	329.5
GOODWILL	229.4	232.3
DEFERRED INCOME TAXES	105.0	113.5
OTHER ASSETS, net	51.2	49.2

TOTAL ASSETS	$1,598.6	$1,659.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$8.3	$6.1
Current maturities of long-term debt	0.4	0.6
Accounts payable	258.2	234.5
Accrued expenses	291.9	331.1
Income taxes payable	—	3.7

Total current liabilities	558.8	576.0
LONG-TERM DEBT	396.4	413.7
POSTRETIREMENT BENEFITS, OTHER THAN PENSIONS	12.3	12.5
PENSIONS	110.8	107.7
OTHER LIABILITIES	88.3	91.0

Total liabilities	1,166.6	1,200.9
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 200,000,000 shares authorized, 84,586,990 shares and 84,215,904 shares issued for 2009 and 2008, respectively	0.8	0.8
Additional paid-in capital	808.0	805.6
Retained earnings	512.9	538.8
Accumulated other comprehensive loss	(99.3)	(98.8)
Treasury stock, at cost, 29,210,131 shares and 29,109,058 shares for 2009 and 2008, respectively	(790.4)	(787.8)

Total stockholders’ equity	432.0	458.6

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,598.6	$1,659.5

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Quarters Ended March 31, 2009 and 2008
(Unaudited, in millions, except per share data)

	For the
	Quarters Ended
	March 31,
	2009	2008

NET SALES	$585.4	$764.5
COST OF GOODS SOLD	446.7	570.8

Gross profit	138.7	193.7
OPERATING EXPENSES:
Selling, general and administrative expenses	156.8	184.0
Gains and other expenses, net	(0.8)	(3.4)
Restructuring charges	11.2	2.8
Income from equity method investments	(1.3)	(3.1)

Operational (loss) income from continuing operations	(27.2)	13.4
INTEREST EXPENSE, net	1.7	2.7
(Loss) income from continuing operations before income taxes	(28.9)	10.7
(BENEFIT FROM) PROVISION FOR INCOME TAXES	(10.7)	4.0

(Loss) income from continuing operations	(18.2)	6.7
DISCONTINUED OPERATIONS:
(Income) loss from discontinued operations	(0.2)	0.7
Income tax provision (benefit)	0.1	(0.3)

(Income) loss from discontinued operations	(0.1)	0.4

Net (loss) income	$(18.1)	$6.3

(LOSS) EARNINGS PER SHARE — BASIC:
(Loss) income from continuing operations	$(0.33)	$0.11
Income (loss) from discontinued operations	—	(0.01)

Net (loss) income	$(0.33)	$0.10

(LOSS) EARNINGS PER SHARE — DILUTED:
(Loss) income from continuing operations	$(0.33)	$0.11
Income (loss) from discontinued operations	—	(0.01)

Net (loss) income	$(0.33)	$0.10

AVERAGE SHARES OUTSTANDING:
Basic	55.2	60.3
Diluted	55.2	62.7

CASH DIVIDENDS DECLARED PER SHARE	$0.14	$0.14
The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
For the Quarter Ended March 31, 2009 (unaudited) and the Year Ended December 31, 2008
(In millions, except per share data)

					Accumulated
	Common Stock		Additional		Other	Treasury	Total
	Issued		Paid-In	Retained	Comprehensive	Stock	Stockholders’	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	at Cost	Equity	Income (Loss)
BALANCE AS OF DECEMBER 31, 2007	81.9	0.8	760.7	447.4	63.6	(464.0)	808.5

Net income	—	—	—	122.8	—	—	122.8	$122.8
Dividends, $0.56 per share	—	—	—	(31.4)	—	—	(31.4)	—
Foreign currency translation adjustments, net	—	—	—	—	(84.9)	—	(84.9)	(84.9)
Pension and postretirement liability changes, net of tax benefit of $35.1	—	—	—	—	(55.9)	—	(55.9)	(55.9)
Stock-based compensation expense	—	—	11.8	—	—	—	11.8	—
Derivatives and other, net of tax provision of $12.3	—	—	—	—	(21.6)	—	(21.6)	(21.6)
Common stock issued	2.3	—	19.7	—	—	—	19.7	—
Treasury stock purchases	—	—	—	—	—	(323.8)	(323.8)	—
Tax benefits of stock-based compensation	—	—	13.4	—	—	—	13.4	—

Comprehensive loss	—	—	—	—	—	—	—	$(39.6)

BALANCE AS OF DECEMBER 31, 2008	84.2	$0.8	$805.6	$538.8	$(98.8)	$(787.8)	$458.6

Net loss	—	—	—	(18.1)	—	—	(18.1)	$(18.1)
Dividends, $0.14 per share	—	—	—	(7.8)	—	—	(7.8)	—
Foreign currency translation adjustments, net	—	—	—	—	(11.3)	—	(11.3)	(11.3)
Stock-based compensation expense	—	—	2.1	—	—	—	2.1	—
Derivatives and other, net of tax provision of $6.2.	—	—	—	—	10.8	—	10.8	10.8
Common stock issued	0.4	—	0.6	—	—	—	0.6	—
Treasury stock purchases	—	—	—	—	—	(2.6)	(2.6)	—
Tax expense of stock-based compensation	—	—	(0.3)	—	—	—	(0.3)	—

Comprehensive loss	—	—	—	—	—	—	—	$(18.6)

BALANCE AS OF MARCH 31,2009	84.6	$0.8	$808.0	$512.9	$(99.3)	$(790.4)	$432.0

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Quarters Ended March 31, 2009 and 2008
(Unaudited, in millions)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(18.1)	$6.3
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Income from equity method investments	(1.3)	(3.1)
Restructuring expenses, net of cash paid	5.6	(1.1)
Unrealized gains on futures contracts	(2.7)	(2.8)
Collateral posted for hedges	23.9	—
Stock-based compensation expense	2.1	3.2
Depreciation and amortization	12.8	12.7
Deferred income taxes	11.0	7.2
Other items, net	9.7	10.8
Changes in assets and liabilities, net of effect of acquisitions and divestitures:
Accounts and notes receivable	27.4	5.5
Inventories	(32.3)	(54.7)
Other current assets	1.4	(2.3)
Accounts payable	24.5	34.4
Accrued expenses	(27.3)	(33.7)
Income taxes payable and receivable	(20.8)	(15.4)
Other	0.4	0.4

Net cash provided by (used in) operating activities	16.3	(32.6)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the disposal of property, plant and equipment	0.1	0.3
Purchases of property, plant and equipment	(9.9)	(9.8)
Proceeds from sales of affiliates	0.5	—
Purchases of short-term investments	(9.1)	(21.7)
Proceeds from sales and maturities of short-term investments	10.2	14.9

Net cash used in investing activities	(8.2)	(16.3)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term borrowing	2.2	0.5
Long-term debt payments	(1.2)	—
Revolver long-term (payments) borrowings, net	(16.3)	193.0
Proceeds from stock option exercises	0.6	12.3
Repurchases of common stock	(2.6)	(183.1)
Tax (expense) benefits related to stock-based payments	(0.3)	10.8
Cash dividends paid	(7.7)	(8.7)

Net cash (used in) provided by financing activities	(25.3)	24.8

DECREASE IN CASH AND CASH EQUIVALENTS	(17.2)	(24.1)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(3.0)	(1.1)
CASH AND CASH EQUIVALENTS, beginning of period	122.1	145.5

CASH AND CASH EQUIVALENTS, end of period	$101.9	$120.3

Supplementary disclosures of cash flow information:
Cash paid during the quarter for:
Interest (net of capitalized interest)	$0.9	$2.5

Income taxes (net of refunds)	$6.8	$5.9

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. General:
References in this Quarterly Report on Form 10-Q to “we,” “our,” “us,” “LII” or the “Company” refer to Lennox International Inc. and its subsidiaries, unless the context requires otherwise.
Basis of Presentation
The accompanying unaudited Consolidated Balance Sheet as of March 31, 2009, the accompanying unaudited Consolidated Statements of Operations for the quarters ended March 31, 2009 and 2008, the accompanying unaudited Consolidated Statement of Stockholders’ Equity for the quarter ended March 31, 2009 and the accompanying unaudited Consolidated Statements of Cash Flows for the quarters ended March 31, 2009 and 2008 should be read in conjunction with our audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2008. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The accompanying consolidated financial statements contain all material adjustments, consisting principally of normal recurring adjustments, necessary for a fair presentation of our financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to applicable rules and regulations, although we believe that the disclosures herein are adequate to make the information presented not misleading. The operating results for the interim periods are not necessarily indicative of the results that may be expected for a full year.
Our fiscal year ends on December 31 and our quarters are each comprised of 13 weeks. For convenience, throughout these financial statements, the 13 weeks comprising each three-month period are denoted by the last day of the respective calendar quarter.
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
We evaluate our estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. We believe these estimates and assumptions to be reasonable under the circumstances and adjust such estimates and assumptions when facts and circumstances dictate. Declines in the residential and commercial new construction markets and other consumer spending and volatile equity, foreign currency, and commodity markets have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.
Reclassifications
We have reclassified certain prior period expenses in the Consolidated Statement of Operations from Selling, General and Administration Expenses to Cost of Goods Sold to conform to the current period’s presentation in the Consolidated Statement of Operations. These costs include global sourcing and supplier development, product liability, workers’ compensation and property leases.

2. Accounts and Notes Receivable:
Accounts and Notes Receivable have been reported in the accompanying Consolidated Balance Sheets net of the allowance for doubtful accounts and net of accounts receivable sold under an ongoing asset securitization arrangement, if any. Detailed information regarding the allowance for doubtful accounts is provided below (in millions):

	As of	As of
	March 31,	December 31,
	2009	2008
Allowance for doubtful accounts	$19.3	$18.6

	For the Quarters Ended March 31,
	2009	2008
Provision for bad debts	$4.4	$5.7
3. Inventories:
Components of inventories are as follows (in millions):

	As of	As of
	March 31,	December 31,
	2009	2008
Finished goods	$244.5	$232.8
Work in process	8.6	8.4
Raw materials and repair parts	143.1	132.9

	396.2	374.1
Excess of current cost over last-in, first-out cost	(75.1)	(75.8)

Total inventories	$321.1	$298.3

4. Goodwill:
The changes in the carrying amount of goodwill for the first quarter of 2009, in total and by segment, are as follows (in millions):

	Balance at		Balance at
	December 31,		March 31,
	2008	Changes(1)	2009
Segment
Residential Heating & Cooling	$33.7	$—	$33.7
Commercial Heating & Cooling	31.2	(0.9)	30.3
Service Experts	93.8	(0.9)	92.9
Refrigeration	73.6	(1.1)	72.5

Total	$232.3	$(2.9)	$229.4

(1)	Changes are primarily related to fluctuations in foreign currency translation rates.
5. Derivatives:
Objectives and Strategies for Using Derivative Instruments
We utilize a hedging program to mitigate the exposure to volatility in the prices of metal commodities we use in our production processes. The hedging program includes the use of futures contracts and we enter into these contracts based on our hedging strategy. We use a dollar cost averaging strategy for our hedge program. As part of this strategy, a higher percentage of commodity price exposures are hedged near term with lower percentages hedged at future dates. This strategy provides us with protection against extreme near-term price volatility caused by market speculators and market forces, such as supply variation, while allowing us to participate in downward market price movements over time. Upon entering into futures contracts, we lock in prices and are subject to derivative losses should the metal commodity prices decrease and gains should the prices increase. During 2008, metal commodity prices decreased significantly in a short time horizon, which resulted in significant derivative losses. As a result of these losses, we were required to post collateral of $14.0 million and $37.9 million as of March 31, 2009 and December 31, 2008, respectively. This transaction was treated as a prepaid expense and recorded in Other Assets in the accompanying Consolidated Balance Sheets. The unrealized derivative losses were recorded in accumulated other comprehensive loss (“AOCL”).

We are required to recognize all derivative instruments as either assets or liabilities at fair value in the Consolidated Balance Sheets. We designate domestic copper futures contracts as cash flow hedges of forecasted copper purchases. To qualify for hedge accounting, we require that the futures contracts be effective in reducing the risk exposure that they are designed to hedge and that it is probable that the underlying transaction will occur. For instruments designated as cash flow hedges, we must formally document, at inception of the arrangement, the relationship between the hedging instrument and the hedged item, including the risk management objective, the hedging strategy for use of the hedged instrument, and how hedge effectiveness is, and will be, assessed. This documentation includes linking the instruments that are designated as cash flow hedges to forecasted transactions. These criteria demonstrate that the futures contracts are expected to be highly effective at offsetting changes in the cash flows of the hedged item, both at inception and on an ongoing basis.
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
Cash Flow Hedges
For futures contracts that are designated and qualify as cash flow hedges, we assess hedge effectiveness and measure hedge ineffectiveness at least quarterly throughout the hedge designation period. The effective portion of the gain or loss on the futures contracts is recorded, net of applicable taxes, in AOCL, a component of Stockholders’ Equity in the accompanying Consolidated Balance Sheets. When earnings is affected by the variability of the underlying cash flow, the applicable offsetting amount of the gain or loss from the futures contracts that is deferred in AOCL is reclassified into earnings and is reported as a component of Cost of Goods Sold in the accompanying Consolidated Statements of Operations. Ineffectiveness, if any, is recorded in earnings each period and reported in Gains and Other Expenses, net in the accompanying Consolidated Statements of Operations. If the hedging relationship ceases to be highly effective, the net gain or loss shall remain in AOCL and will be reclassified into earnings when earnings is affected by the variability of the underlying cash flow. If it becomes probable that the forecasted transaction will not occur by the end of the originally specified period or within two months thereafter, the net gain or loss remaining in AOCL will be reclassified to earnings immediately.
We include (gains) losses in AOCL in connection with our cash flow hedges. These (gains) losses are expected to be reclassified into earnings within the next 18 months based on the prices of the commodities at settlement date. Assuming that commodity prices remain constant, $10.5 million of derivative losses are expected to be reclassified into earnings within the next 12 months. Derivative instruments that are designated as cash flow hedges and are in place as of March 31, 2009 are scheduled to mature through August 2010. We recorded the following amounts related to our cash flow hedges (in millions):

	As of	As of
	March 31,	December 31,
	2009	2008
Losses included in AOCL, net of tax	$10.3	$21.3
Tax benefit	(5.8)	(11.9)
We had the following outstanding futures contracts designated as cash flow hedges (in millions).

	As of	As of
	March 31,	December 31,
	2009	2008
	(pounds)	(pounds)
Copper	19.0	23.1

Derivatives not Designated as Cash Flow Hedges
For derivatives not designated as cash flow hedges, we follow the same hedging strategy as for derivatives designated as cash flow hedges. We elect not to designate these derivatives as cash flow hedges at inception of the arrangement. Changes in the fair value of instruments not designated as cash flow hedges are recorded in earnings throughout the term of the derivative instrument and are reported in Gains and Other Expenses, net in the accompanying Consolidated Statements of Operations.
We had the following outstanding futures contracts not designated as cash flow hedges (in millions).

	As of	As of
	March 31,	December 31,
	2009	2008
	(pounds)	(pounds)
Copper	2.4	2.9
Aluminum	2.5	3.2
Information About the Location and Amounts of Derivative Instruments
For information on the location and amounts of derivative fair values in the Consolidated Balance Sheets and derivative gains and losses in the Consolidated Statements of Operations, see the tabular information presented below (in millions):
Fair Values of Derivative Instruments

	As of March 31,		As of December 31,
	2009		2008
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Asset Derivatives
Derivatives designated as hedging instruments under SFAS No. 133
Futures contracts	Other Assets	$0.4	Other Assets	$—

		0.4		—

Derivatives not designated as hedging instruments under SFAS No. 133
Futures contracts	Other Assets	$0.1	Other Assets	$—

		0.1		—

Total Asset for Derivatives		$0.5		$—

Liability Derivatives
Derivatives designated as hedging instruments under SFAS No. 133
Futures contracts	Accrued Expenses	$16.6	Accrued Expenses	$31.0
Futures contracts	Other Liabilities	—	Other Liabilities	2.6

		$16.6		$33.6

Derivatives not designated as hedging instruments under SFAS No. 133
Futures contracts	Accrued Expenses	$3.2	Accrued Expenses	$5.5
Futures contracts	Other Liabilities	—	Other Liabilities	0.3

		$3.2		$5.8

Total Liability for Derivatives		$19.8		$39.4

The Effect of Derivative Instruments on the Consolidated Statements of Operations

	Location of (Gain) or Loss
Derivatives in SFAS No. 133	Reclassified	Amount of Loss or (Gain) Reclassified
Cash Flow Hedging	from AOCL into Income	from AOCL into Income
Relationships	(Effective Portion)	(Effective Portion)
		For the Quarters Ended March 31,
		2009	2008
Futures contracts	Cost of Goods Sold	$10.3	$(2.1)

Derivatives in SFAS No. 133	Location of Gain Recognized	Amount of Gain Recognized
Cash Flow Hedging	in Income on Derivatives	in Income on Derivatives (Ineffective
Relationships	(Ineffective Portion)	Portion)
		For the Quarters Ended March 31,
		2009	2008
Futures contracts	Gains and Other Expenses, net	$—	$0.1

Derivatives Not Designated as	Location of Gain	Amount of Gain
Hedging Instruments under	Recognized in Income on	Recognized in Income on
SFAS No. 133	Derivatives	Derivatives
		For the Quarters Ended March 31,
		2009	2008
Futures contracts	Gains and Other Expenses, net	$0.7	$3.1
We report cash flows arising from our hedging instruments consistent with the classification of cash flows from the underlying hedged items. Accordingly, cash flows associated with our derivative programs are classified as from operating activities in the accompanying Consolidated Statements of Cash Flows.
For more information on the fair value of these derivative instruments, see Note 16.
6. Income Taxes:
As of March 31, 2009, we had approximately $14.6 million in total gross unrecognized tax benefits. Of this amount, $6.6 million (net of federal benefit on state issues), if recognized, would be recorded through the Consolidated Statement of Operations. Also included in the balance of unrecognized tax benefits as of March 31, 2009 are liabilities of $6.4 million that, if recognized, would be recorded as an adjustment to stockholders’ equity. As of March 31, 2009, we had recognized $0.9 million (net of federal tax benefits) in interest and penalties in income tax expense in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109 (“FIN No. 48”).
The Internal Revenue Service (“IRS”) has completed its examination of our consolidated tax returns for the years 2004 — 2005 and issued a Revenue Agent’s Report (“RAR”) on July 31, 2008. The IRS has proposed certain significant adjustments to our insurance deductions and research tax credits. We disagree with the RAR and have requested a review by the administrative appeals division of the IRS.
We are subject to examination by numerous taxing authorities in jurisdictions such as Australia, Belgium, Canada, Germany, and the United States. We are generally no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by taxing authorities for years before 2002.
Since January 1, 2009, Wisconsin and California have enacted legislation effective for tax years beginning on or after January 1, 2009, including requirements for combined reporting and changes to apportionment methods. We believe any adjustments will be immaterial.
7. Commitments and Contingencies:
We are subject to contingencies that arise in the normal course of business, including product warranties and other product related contingencies, pending litigation, environmental matters and other guarantees or claims.
We use a combination of third-party insurance and self-insurance plans (large deductible or captive) to provide protection against claims relating to contingencies such as workers’ compensation, general liability, product liability, property damage, aviation liability, directors’ and officers’ liability, auto liability, physical damage and other exposures. Self-insurance expense and liabilities are actuarially determined based on our historical claims information, as well as industry factors and trends and because we have a captive insurance company, we are required to maintain specified levels of liquid assets from which we must pay claims. The majority of our self-insured risks (excluding auto liability and physical damage) will be paid over an extended period of time. There have been no material changes since our latest fiscal year-end. We also maintain third-party insurance coverage for risks not retained within our large deductible or captive insurance plans.

Total liabilities for estimated warranty are included in the following captions on the accompanying Consolidated Balance Sheets (in millions):

	As of	As of
	March 31,	December 31,
	2009	2008
Accrued Expenses	$29.7	$30.2
Other Liabilities	64.0	64.3

	$93.7	$94.5

The changes in the total warranty liabilities for the first quarter of 2009 were as follows (in millions):

Total warranty liability as of December 31, 2008	$94.5

Payments made in 2009	(6.4)
Changes resulting from issuance of new warranties	5.4
Changes in estimates associated with pre-existing liabilities	0.7
Changes in foreign currency translation rates	(0.5)

Total warranty liability as of March 31, 2009	$93.7

We incur the risk of liability claims for the installation and service of heating and air conditioning products and we maintain liabilities for those claims that we self-insure. We are involved in various claims and lawsuits related to our products. Our product liability insurance policies have limits that, if exceeded, may result in substantial costs that could have an adverse effect on our results of operations. In addition, warranty claims are not covered by our product liability insurance and certain product liability claims may also not be covered by our product liability insurance. There have been no material changes in the circumstances since our latest fiscal year-end.
We also may incur costs related to our products that may not be covered under our warranties and are not covered by insurance, and we may, from time to time, repair or replace installed products experiencing quality issues in order to satisfy our customers and to protect our brand. These product quality issues may be caused by vendor-supplied components that fail to meet required specifications. We have identified a product quality issue in a heating and cooling product line produced during a limited time period that we believe results from a vendor-supplied component that failed to meet required specifications. We are working to determine the scope and nature of the issue. Any liability resulting from the product quality issue and any related recovery from the vendor cannot be reasonably estimated at this time.
We estimate the costs to settle pending litigation based on experience involving similar claims and specific facts known. We do not believe that any current or pending or threatened litigation will have a material adverse effect on our financial position. Litigation and arbitration, however, involve uncertainties and it is possible that the eventual outcome of litigation could adversely affect our results of operations for a particular period.
Applicable environmental laws can potentially impose obligations to remediate hazardous substances at our properties, at properties formerly owned or operated by us and at facilities to which we have sent or send waste for treatment or disposal. We are aware of contamination at some facilities; however, we do not presently believe that any future remediation costs at such facilities will be material to our results of operations. There have been no material changes to the reserve balances since our latest fiscal year-end.
On June 22, 2006, we entered into an agreement with a financial institution to lease our corporate headquarters in Richardson, Texas for a term of seven years (the “Lake Park Lease”). The leased property consists of an office building of approximately 192,000 square feet, land and related improvements. Our obligations under the Lake Park Lease are secured by a pledge of our interest in the leased property and are also guaranteed by us and certain of our subsidiaries. The Lake Park Lease, as amended, contains restrictive covenants that are consistent with those of our domestic revolving credit facility. We are in compliance with these financial covenants as of March 31, 2009.

8. Lines of Credit and Financing Arrangements:
Long —Term Debt and Lines of Credit
The following tables summarize our outstanding debt obligations and the classification in the accompanying Consolidated Balance Sheets (in millions):

Description of Obligation	Short-Term	Current	Long-Term
As of March 31, 2009	Debt	Maturities	Maturities	Total
Domestic promissory notes (1)	$—	$—	$35.0	$35.0
Domestic revolving credit facility	—	—	343.5	343.5
Capital lease obligations	—	0.2	17.6	17.8
Foreign obligations	8.3	0.2	0.3	8.8

Total debt	$8.3	$0.4	$396.4	$405.1

Description of Obligation	Short-Term	Current	Long-Term
As of December 31, 2008	Debt	Maturities	Maturities	Total
Domestic promissory notes (1)	$—	$—	$35.0	$35.0
Domestic revolving credit facility	—	—	359.8	359.8
Capital lease obligations	—	0.3	18.6	18.9
Foreign obligations	6.1	0.3	0.3	6.7

Total debt	$6.1	$0.6	$413.7	$420.4

(1)	Domestic promissory notes bear interest at 8.00% and mature in 2010
As of March 31, 2009, we had outstanding borrowings of $343.5 million under the $650 million domestic revolving credit facility and $115.6 million was committed to standby letters of credit. All of the remaining $190.9 million was available for future borrowings after consideration of covenant limitations. The facility matures in October 2012.
The domestic revolving credit facility includes a subfacility for swingline loans of up to $50 million and provides for the issuance of letters of credit for the full amount of the credit facility. Our weighted average borrowing rate on the facility was 1.10% and 2.26% as of March 31, 2009 and December 31, 2008, respectively.
The Third Amendment and Restated Revolving Credit Facility Agreement (the “Credit Agreement”) contains financial covenants relating to leverage and interest coverage. Other covenants contained in the Credit Agreement restrict, among other things, mergers, asset dispositions, guarantees, debt, liens, acquisitions, investments, affiliate transactions and our ability to make restricted payments. The financial covenants require us to maintain a Consolidated Indebtedness to Adjusted EBITDA Ratio of no more than 3.50 to 1.0 and a Cash Flow (defined as EBITDA minus capital expenditures) to Net Interest Expense ratio of at least 3.0 to 1.0.
The Credit Agreement contains customary events of default. If any event of default occurs and is continuing, lenders with a majority of the aggregate commitments may require the administrative agent to terminate our right to borrow under the Credit Agreement and accelerate amounts due under the Credit Agreement, except for a bankruptcy event of default, in which case, such amounts will automatically become due and payable and the lenders’ commitments will automatically terminate.
In addition to the financial covenants contained in the Credit Agreement outlined above, our domestic promissory notes contain certain financial covenant restrictions. As of March 31, 2009, we were in compliance with all covenant requirements. Our revolving credit facility and promissory notes are guaranteed by our material subsidiaries.
We have additional borrowing capacity through several foreign facilities governed by agreements between us and a syndicate of banks, used primarily to finance seasonal borrowing needs of our foreign subsidiaries. Available capacity at March 31, 2009 and December 31, 2008 on foreign facilities were $20.0 million and $26.0 million, respectively.

During 2008 we expanded our Tifton, Georgia manufacturing facility using the proceeds from Industrial Development Bonds (“IDBs”). We entered into a lease agreement with the owner of the property and the issuer of the IDBs, and through our lease payments fund the interest payments to investors in the IDBs. We also guaranteed the repayment of the IDBs and entered into letters of credit totaling $14.5 million to fund a potential repurchase of the IDBs in the event that investors exercised their right to tender the IDBs to the Trustee. At March 31, 2009 and December 31, 2008 we recorded both a capital lease asset and a corresponding long-term obligation of $14.4 million and $15.3 million, respectively, related to these transactions.
Credit Rating
At March 31, 2009, our senior credit rating was Ba1, with a stable outlook, by Moody’s and BB+, with a stable outlook, by Standard & Poor’s Rating Group (“S&P”).
Asset Securitization
Under a revolving period asset securitization arrangement (“ASA”), we are eligible to sell beneficial interests in a portion of our trade accounts receivable to participating financial institutions for cash. The arrangement expires November 25, 2009, and is subject to renewal. Our continued involvement in the transferred assets is limited to servicing, which includes collection and administration of the transferred beneficial interests. The accounts receivable sold under the ASA are high quality domestic customer accounts that have not aged significantly and the program takes into account an allowance for uncollectable accounts. The receivables represented by the retained interest that we service are exposed to the risk of loss for any uncollectable amounts in the pool of receivables sold under the ASA. The fair values assigned to the retained and transferred interests are based on the sold accounts receivable carrying value given the short term to maturity and low credit risk.
The ASA contains certain restrictive covenants relating to the quality of our accounts receivable and cross-default provisions with our Credit Agreement. The administrative agent under the ASA is also a participant in our Credit Agreement. The participating financial institution has an investment grade credit rating. We continue to evaluate its credit rating and have no reason to believe it will not perform under the ASA. As of March 31, 2009, we were in compliance with all covenant requirements.
The ASA provides for a maximum securitization amount of $125.0 million or 100% of the net pool balance as defined by the ASA. However, eligibility for securitization is limited based on the amount and quality of the accounts receivable and is calculated monthly. The beneficial interest sold cannot exceed the maximum amount even if our qualifying accounts receivable is greater than the maximum amount at any point in time. The eligible amounts available were as follows (in millions):

	As of	As of
	March 31,	December 31,
	2009	2008
Eligible amount available under the ASA on qualified accounts receivable	$78.7	$91.0
Beneficial interest sold	(30.0)	(30.0)

Remaining amount available	$48.7	$61.0

Under the ASA, we pay certain discount fees to use the program and have the facility available to us. These fees relate to both the used and unused portions of the securitization. The used fee is based on the beneficial interest sold and calculated on the average floating commercial paper rate determined by the purchaser of the beneficial interest, plus a program fee of 0.75%. The rate as of March 31, 2009 and December 31, 2008 was 0.66% and 2.14%, respectively. The unused fee is based on 102% of the maximum available amount less the beneficial interest sold and calculated at 0.3% fixed rate throughout the term of the agreement. We recorded these fees in Gains and Other Expenses, net and Selling, General and Administrative Expenses in the accompanying Consolidated Statements of Operations. The amounts recorded were as follows (in millions):

	For the Quarters Ended
	March 31,
	2009	2008
Discount fees	$0.3	$—

9. Pension and Postretirement Benefit Plans:
The components of net periodic benefit cost were as follows (in millions):

	For the Quarters Ended March 31,
	2009	2008	2009	2008
	Pension Benefits		Other Benefits
Service cost	$1.4	$1.8	$0.2	$0.2
Interest cost	4.3	4.1	0.2	0.2
Expected return on plan assets	(4.0)	(4.5)	—	—
Amortization of prior service cost	0.2	0.1	(0.5)	(0.5)
Amortization of net loss	2.2	1.2	0.3	0.3
Settlements or curtailments	—	—	—	—

Total net periodic pension cost	$4.1	$2.7	$0.2	$0.2

10. Comprehensive Income:
Comprehensive (loss) income for the quarters ended March 31, 2009 and 2008 was computed as follows (in millions):

	For the
	Quarters Ended
	March 31,
	2009	2008
Net (loss) income	$(18.1)	$6.3
Foreign currency translation adjustments	(11.3)	9.2
Derivatives and other	10.8	8.7

Total comprehensive (loss) income	$(18.6)	$24.2

11. Stock-Based Compensation:
Our Amended and Restated 1998 Incentive Plan provides for various long-term incentive awards, which include stock options, performance share units, restricted stock units and stock appreciation rights.
Compensation expense of $2.1 million and $3.2 million was recognized for the first quarters of 2009 and 2008, respectively, and is included in Selling, General and Administrative Expenses in the accompanying Consolidated Statements of Operations. The decrease in stock-based compensation expense was primarily due to a decrease in the estimated pay-out percentage on outstanding performance share units in the first quarter of 2009 as compared to the same period in 2008. Cash flows from the tax (expense) benefits related to share-based payments of $(0.3) million and $10.8 million were included in cash flows from financing activities for the first quarters of 2009 and 2008, respectively.
12. Restructuring Charges:
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
Information on Total Restructuring Charges and Related Reserves
Restructuring charges incurred as a result of the actions include the following amounts (in millions):

	For the Quarters Ended
	March 31,
	2009	2008
Manufacturing rationalizations	$7.6	$2.8
Reorganization of distribution network	0.1	—
Reorganizations of corporate and business unit selling and administrative functions	3.5	—

Total	$11.2	$2.8

The components of the restructuring charges recorded in the first quarter of 2009 are discussed below.

The restructuring charges recorded during the first quarter of 2008 related to the closure and consolidation of our Refrigeration manufacturing, support and warehouse functions located in Danville, Illinois, Tifton, Georgia and Stone Mountain, Georgia operations and to the closure of certain Residential Heating & Cooling operations in Lynwood, California and the consolidation of factory-built fireplace manufacturing operations into our facility in Union City, Tennessee.
Restructuring reserves are included in Accrued Expenses in the accompanying Consolidated Balance Sheets. The table below details activity within the restructuring reserves for the first quarter of 2009 (in millions):

	Balance as of	Charged			Balance as of
	December 31,	to	Cash	Non-Cash	March 31,
Description of Reserves	2008	Earnings	Utilization	Utilization and Other	2009
Severance and related expense	$9.3	$5.9	$(3.3)	$—	$11.9
Asset write-offs and accelerated depreciation	—	1.5	—	(1.5)	—
Equipment moves	—	0.8	(0.8)	—	—
Lease termination	0.6	0.3	(0.1)	—	0.8
Other (1)	1.0	2.7	(1.4)	—	2.3

Total restructuring reserves	$10.9	$11.2	$(5.6)	$(1.5)	$15.0

(1)	Charges classified as ‘Other’ include $1.0 million for previously received economic development grants that will be returned as a result of the Blackville plant closure, $0.6 million of facilities clean-up and demolition costs, manufacturing inefficiencies and inventory move costs of $0.5 million, $0.4 million of third-party services related to restructuring activities and other costs of $0.2 million.
Manufacturing Rationalization Activities
Information regarding the restructuring charges related to manufacturing rationalizations is as follows (in millions):

			Total
	Charges	Charges	Charges
	Incurred in	Incurred to	Expected to
	2009	Date	be Incurred
Severance and related expense	$3.0	$14.8	$14.8
Asset write-offs and accelerated depreciation	1.4	7.2	12.2
Equipment moves	0.8	3.4	6.2
Other	2.4	12.6	14.0

Total	$7.6	$38.0	$47.2

Restructuring expense for manufacturing rationalization activities related to the following:
•	In the first quarter of 2009, we began the consolidation of Residential Heating & Cooling manufacturing operations from Blackville, South Carolina into our operations in Orangeburg, South Carolina and Saltillo, Mexico. The consolidation is expected to be completed within two years. Total restructuring charges recorded related to this action in the first quarter of 2009 were $5.3 million, primarily composed of severance, accelerated depreciation and previously received economic development grants that will be returned as a result of the Blackville plant closure.

•	In the fourth quarter of 2007, we announced plans to close our Refrigeration operations in Danville, Illinois and consolidate Danville manufacturing, support and warehouse functions into our Tifton, Georgia and Stone Mountain, Georgia operations. The operations at Danville have ceased as of the end of the first quarter of 2009 and the transition is expected to be completed in the second quarter of 2009. Total restructuring charges recorded in the first quarter of 2009 related to this action were $1.9 million primarily composed of facility clean-up costs, equipment moving costs and manufacturing inefficiencies incurred prior to the plant closure.

•	In the second quarter of 2008, we announced the transition of production of certain Residential Heating & Cooling products from our Marshalltown, Iowa manufacturing facility to our manufacturing operations in Saltillo, Mexico. The transition is expected to be completed in the second quarter of 2009. Total restructuring charges recorded in first quarter of 2009 related to this action were $0.4 million.

Reorganization of Distribution Network
In the fourth quarter of 2008, we commenced the transition of activities currently performed at our North American Parts Center in Des Moines, Iowa to other locations, including our North American Distribution Center in Marshalltown, Iowa. We incurred $0.1 million of restructuring charges, which was composed of severance, during the first quarter of 2009 related to this transition. To date, we have incurred $3.0 million, which was composed primarily of severance, and we expect the total cost to be $4.8 million related to this restructuring activity. The total cost of this restructuring activity will be composed of severance of $3.5 million, asset write-offs and accelerated depreciation of $0.1 million, equipment moving costs of $0.4 million and other costs of $0.8 million. The transition is expected to be completed in the first quarter of 2010.
Reorganizations of Corporate and Business Unit Selling and Administrative Functions
Information regarding the restructuring charges related to the reorganization of corporate and business unit selling and administrative functions is as follows (in millions):

			Total
	Charges	Charges	Charges
	Incurred in	Incurred to	Expected to
	2009	Date	be Incurred
Severance and related expense	$2.8	$6.5	$8.3
Asset write-offs and accelerated depreciation	0.1	0.9	0.9
Lease termination	0.3	0.5	0.9
Other	0.3	0.9	1.0

Total	$3.5	$8.8	$11.1

We incurred costs related to the following restructuring actions in our selling and administrative activities:
•	During the first quarter of 2009, we reorganized our Commercial Heating & Cooling selling and administrative organization in the United States and Canada. As result of this action, we recorded restructuring charges of $1.2 million during the first quarter of 2009. The action will be completed during the second quarter of 2009.

•	In the third quarter of 2008, our Commercial Heating & Cooling business unit reorganized its selling and administrative functions in Northern Europe. This action is expected to be completed by the second quarter of 2009. Total restructuring charges recorded in first quarter of 2009 related to this action were $1.0 million.

•	During the first quarter of 2009, we reorganized the management structure of our Refrigeration administrative and support functions across the globe. As a result of this action, we recorded restructuring charges of $0.7 million during the first quarter of 2009. The action will be completed during the third quarter of 2009.

•	During the first quarter of 2009, we reorganized the Residential Heating & Cooling selling and administrative organization in the United States. As result of this action, we recorded restructuring charges of $0.5 million during the first quarter of 2009. The action will be completed during the second quarter of 2009.

•	During the first quarter of 2009, Service Experts began to centralize certain of its administrative and support functions. As result of this action, we recorded restructuring charges of $0.1 million during the first quarter of 2009. The action will be completed during the second quarter of 2009.
13. Discontinued Operations:
In the fourth quarter of 2008, our management approved a plan to discontinue operations of seven service centers within our Service Experts business segment. We decided to sell these seven centers due to current economic conditions and a history of operating losses. The related assets and liabilities for these service centers have been classified as current assets and liabilities in the accompanying Consolidated Balance Sheets. By the end of the first quarter of 2009, we had sold all seven service centers.
The operating results of these centers have been classified as Discontinued Operations in the accompanying Consolidated Statements of Operations and prior period results have been reclassified to conform to the current period presentation.

A summary of net trade sales, gain on disposal of assets and liabilities and pre-tax operating losses are detailed below (in millions):

	For the Quarters Ended
	March 31,
	2009	2008
Net trade sales	$1.3	$2.6
Gain on disposal of assets and liabilities included in pre-tax operating (income) loss	1.0	—
Pre-tax operating (income) loss	(0.2)	0.7
The assets and liabilities of the discontinued operations are presented as follows in the accompanying Consolidated Balance Sheets (in millions):

	As of	As of
	March 31,	December 31,
	2009	2008
Assets of discontinued operations:
Other assets	$0.2	$0.8
Liabilities of discontinued operations:
Accrued expenses(1)	$1.9	$3.2

(1)	Included in accrued expenses is a $1.3 million liability for litigation related to the sale of a service center in 2004 that was included in discontinued operations.
14. (Loss) Earnings Per Share:
Due to our first quarter 2009 net loss, both basic and diluted net loss per share are computed by dividing net loss by the weighted-average number of common shares outstanding during the period, because the inclusion of dilutive securities would reduce the reported net loss per share. Basic earnings per share for 2008 are computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share for 2008 are computed by dividing net income by the sum of the weighted-average number of shares and the number of equivalent shares assumed outstanding, if dilutive, under our stock-based compensation plans. As of March 31, 2009, we had 84,586,990 shares issued of which 29,210,131 were held as treasury shares and were therefore excluded from the weighted-average shares outstanding.
The computations of basic and diluted (loss) earnings per share for (Loss) Income from Continuing Operations were as follows (in millions, except per share data):

	For the Quarters Ended
	March 31,
	2009	2008
Net (loss) income	$(18.1)	$6.3
Add: (Income) loss from discontinued operations	(0.1)	0.4

(Loss) income from continuing operations	$(18.2)	$6.7

Weighted-average shares outstanding — basic	55.2	60.3
Effect of dilutive securities	—	2.4

Weighted-average shares outstanding — diluted	55.2	62.7

(Loss) earnings per share from continuing operations:
Basic	$(0.33)	$0.11
Diluted	$(0.33)	$0.11
Because we are in a loss postion in the first quarter of 2009, potentially dilutive securities, including stock options, stock appreciation rights, restricted stock units and performance share units totaling 1,424,279 shares were outstanding, but not included in the 2009 computation of the diluted loss per share because their inclusion would have had an anti-dilutive impact.

Additionally, stock appreciation rights were outstanding, but not included in the diluted (loss) earnings per share calculation because the assumed exercise of such rights would have been anti-dilutive. The details are as follows:

	For the Quarters Ended
	March 31,
	2009	2008
Number of shares	1,395,079	15,001
Price ranges per share	$29.25 – 37.11	$40.30 – 49.63
15. Reportable Business Segments:
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
Net sales and segment (loss) profit by business segment, along with a reconciliation of segment (loss) profit to (loss) income from continuing operations before income taxes are shown below (in millions):

	For the Quarters Ended
	March, 31
	2009	2008
Net Sales
Residential Heating & Cooling	$246.3	$329.2
Commercial Heating & Cooling	131.5	165.2
Service Experts	109.2	137.5
Refrigeration	113.7	154.8
Eliminations (1)	(15.3)	(22.2)

	$585.4	$764.5

Segment (Loss) Profit
Residential Heating & Cooling	$(4.8)	$13.2
Commercial Heating & Cooling	2.0	6.2
Service Experts	(7.9)	(6.9)
Refrigeration	6.5	14.8
Corporate and other	(13.9)	(12.2)
Eliminations (1)	(0.4)	(1.7)

Subtotal that includes segment (loss) profit and eliminations	(18.5)	13.4
Reconciliation to (loss) income from continuing operations before income taxes:
Gains and other expenses, net of gain on sale of fixed assets	(0.8)	(3.3)
Restructuring charges	11.2	2.8
Interest expense, net	1.7	2.7
Less: Realized (losses) gains on settled futures contracts (2)	(1.9)	0.4
Less: Foreign currency exchange gains(2)	0.2	0.1

(Loss) income from continuing operations before income taxes	$(28.9)	$10.7

(1)	Eliminations consist of intercompany sales between business segments, such as products sold to Service Experts by the Residential Heating & Cooling segment.

(2)	Realized (losses) gains on settled futures contracts, the ineffective portion of settled cash flow hedges and foreign currency exchange gains are components of Gains and Other Expenses, net in the accompanying Consolidated Statements of Operations.
Total assets by business segment are shown below (in millions). The assets in the Corporate segment are primarily comprised of cash, short-term investments and deferred tax assets. Assets recorded in the operating segments represent those assets directly associated with those segments.

	As of	As of
	March 31,	December 31,
	2009	2008
Total Assets
Residential Heating & Cooling	$520.9	$492.1
Commercial Heating & Cooling	286.8	319.0
Service Experts	163.1	170.6
Refrigeration	328.3	340.4
Corporate and other	308.4	345.3
Eliminations (1)	(9.1)	(8.7)

Total assets	1,598.4	1,658.7
Discontinued operations (See Note 13)	0.2	0.8

Total assets	$1,598.6	$1,659.5

(1)	Eliminations consist of net intercompany receivables and intercompany profit included in inventory from products sold between business segments, such as products sold to Service Experts by the Residential Heating & Cooling segment.

16. Fair Value Measurements:
Fair Value Hierarchy
The three-level fair value hierarchy for disclosure of fair value measurements defined by SFAS No. 157 is as follows:

Level 1 -	Quoted prices for identical instruments in active markets at the measurement date.

Level 2 -	Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets at the measurement date and for the anticipated term of the instrument.

Level 3 -	Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable inputs that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (in millions):

	Fair Value Measurements on a Recurring Basis as of
	March 31, 2009
		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Short-term investments	$—	$32.3	$—	$32.3
Investment in marketable equity securities (1)	1.6	—	—	1.6
Derivatives, net (2)	—	0.5	—	0.5

Liabilities:
Derivatives, net (3)	$—	$19.8	$—	$19.8

(1)	Investment in marketable equity securities is recorded in Other Long-term Assets in the accompanying Consolidated Balance Sheets.

(2)	Asset derivatives are recorded in Other Assets in the accompanying Consolidated Balance Sheets. See Note 5 for more information.

(3)	Liability derivatives are recorded in Accrued Expenses and Other Liabilities in the accompanying Consolidated Balance Sheets. See Note 5 for more information.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on information currently available to management as well as management’s assumptions and beliefs. All statements, other than statements of historical fact, included in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements identified by the words “may,” “will,” “should,” “plan,” “predict,” “anticipate,” “believe,” “intend,” “estimate” and “expect” and similar expressions. Such statements reflect our current views with respect to future events, based on what we believe are reasonable assumptions; however, such statements are subject to certain risks and uncertainties. In addition to the specific uncertainties discussed elsewhere in this Quarterly Report on Form 10-Q, the risk factors set forth in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, and those set forth in Part II, “Item 1A. Risk Factors” of this report, if any, may affect our performance and results of operations. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those in the forward-looking statements. We disclaim any intention or obligation to update or review any forward-looking statements or information, whether as a result of new information, future events or otherwise.
Overview
We operate in four reportable business segments of the heating, ventilation, air conditioning and refrigeration, (“HVACR”) industry. Our reportable segments are Residential Heating & Cooling, Commercial Heating & Cooling, Service Experts and Refrigeration. For more detailed information regarding our reportable segments, see Note 15 in the Notes to our Consolidated Financial Statements.
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
The principal elements of cost of goods sold in our manufacturing operations are components, raw materials, factory overhead, labor and estimated costs of warranty expense. In our Service Experts segment, the principal components of cost of goods sold are equipment, parts and supplies and labor. The principal raw materials used in our manufacturing processes are steel, copper and aluminum. In recent years, a trend toward higher prices for these commodities and related components continues to present a challenge to us and the HVACR industry in general. We partially mitigate the impact of higher commodity prices through a combination of price increases, commodity contracts, improved production efficiency and cost reduction initiatives. We also partially mitigate volatility in the prices of these commodities by entering into futures contracts and fixed forward contracts.
We estimate approximately 25% of the sales of our Residential Heating & Cooling segment is for new construction, with the balance attributable to replacement and repair. With the current downturn in residential and commercial new construction activity and current overall economic conditions, we are seeing a decline in the demand for the products and services we sell into these markets.
Our fiscal year ends on December 31 and our interim fiscal quarters are each comprised of 13 weeks. For convenience, throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the 13-week periods comprising each fiscal quarter are denoted by the last day of the calendar quarter.

Impact of Current Economic Environment on Our Business
The first quarter of each fiscal year is our most seasonally challenging quarter. During the first quarter of 2009, as we had for all of 2008, we faced unprecedented market challenges. Tight credit markets contributed to lower demand for housing that has resulted in significantly fewer housing starts in residential new construction as well as lower existing home sales. In addition to Residential Heating & Cooling, the global economic downturn also negatively impacted our Commercial Heating & Cooling, Refrigeration, and Service Experts businesses. We continued to execute on our strategic priorities to win new business, capture opportunities in the replacement market, and lower our cost structure for the current market conditions.
We are continuing to adjust to lower demand levels in the marketplace by accelerated efforts to increase our operational efficiency and reduce costs while we continue to focus on providing our customers a high level of value and service. During the first quarter of 2009, we recorded restructuring charges of $11.2 million. In addition to the savings related to restructuring activities, we believe that we will realize additional savings from commodity prices and from our global sourcing initiatives in the remainder of 2009. We are also executing on additional operating efficiency and cost reduction initiatives that are designed to substantially reduce our selling, general and administrative expenses through salaried headcount reduction and other measures. We believe that when market conditions recover, we will be well-positioned with significant upside leverage in our business model.
Company Highlights
•	Net sales for the first quarter of 2009 were $585.4 million, $179.1 million or 23.4% below the first quarter of 2008. Lower volumes across all business segments negatively impacted revenues on a year-over-year basis. Foreign currency translation rates had an unfavorable impact on net sales in the first quarter of 2009.

•	Operational loss for the first quarter of 2009 was $27.2 million compared to operational income of $13.4 million for the first quarter of 2008. The decline in operational income was primarily due to lower sales volumes partially offset by savings from cost reduction and cost control initiatives.

•	Net loss for the first quarter of 2009 was $18.1 million compared to net income of $6.3 million in the prior year. Diluted loss per share was $0.33 per share in 2009 compared to diluted earnings of $0.10 per share in the first quarter of 2008.

•	We generated $16.3 million of cash from operating activities for the first quarter of 2009, compared to cash used in operating activities of $32.6 million during the same period in 2008 as we continued to focus on working capital improvements. Cash flow from operating activities increased primarily due to favorable working capital changes in inventory and accounts receivable and the reduction of collateral posted for our commodity hedges. These increases in cash flow were partially offset by the net loss posted for the quarter as compared to net income in 2008.
Results of Operations
The following table presents certain information concerning our financial results, including information presented as a percentage of net sales (dollars in millions):

	First Quarter
	2009		2008
	Dollars	Percent	Dollars	Percent
Net sales	$585.4	100.0%	$764.5	100.0%
Cost of goods sold	446.7	76.3	570.8	74.7

Gross profit	138.7	23.7	193.7	25.3
Selling, general and administrative expenses	156.8	26.7	184.0	24.0
Gains and other expenses, net	(0.8)	(0.1)	(3.4)	(0.4)
Restructuring charges	11.2	1.9	2.8	0.3
Income from equity method investments	(1.3)	(0.2)	(3.1)	(0.4)

Operational (loss) income	$(27.2)	(4.6)%	$13.4	1.8%

Net (loss) income	$(18.1)	(3.1)%	$6.3	0.8%

The following table sets forth net sales by geographic market (dollars in millions):

	First Quarter
	2009		2008
	Dollars	Percent	Dollars	Percent
Geographic Market:
U.S.	$424.9	72.6%	$531.7	69.5%
Canada	58.4	10.0	81.5	10.7
International	102.1	17.4	151.3	19.8

Total net sales	$585.4	100.0%	$764.5	100.0%

First Quarter of 2009 Compared to First Quarter of 2008 — Consolidated Results
Net Sales
Net sales decreased $179.1 million, or 23.4%, for the first quarter of 2009 as compared to the same period in 2008. The decrease in net sales was due to a decrease in sales volumes across all segments, but was primarily caused by lower volumes related to U.S. residential and commercial new construction. We experienced a decrease in volumes in all of our business segments as deteriorating economic conditions in the U.S. residential market spread to the commercial market and to other areas of the globe. The declines in unit volumes were partially offset by moderate pricing gains and a slight favorable change in sales mix. Changes in foreign currency exchange rates adversely impacted revenues by $38.4 million.
Gross Profit
Gross profit margin declined to 23.7% for the first quarter of 2009 compared to 25.3% for the same period in 2008. Gross profit margins were negatively impacted by the lower sales volumes and the related under-absorbed fixed manufacturing costs as well as higher commodity costs. The changes in foreign currency exchange rates also had a negative impact on our gross margins. Higher average selling prices and lower fuel costs partially offset these negative impacts. Positive sales mix also contributed to the offset as a greater portion of our Residential Heating & Cooling and Commercial Heating & Cooling customers purchased our premium product offerings.
While we realized savings from previously announced and implemented restructuring activities and cost reduction programs, the full effect on gross margins was mitigated by manufacturing inefficiencies related to lower volumes.
Selling, General and Administrative Expenses
SG&A expenses for the first quarter decreased by $27.2 million in 2009 compared to the same period in 2008. As a percentage of total net sales, SG&A expenses were 26.7% for the first quarter of 2009 and 24.0% for the first quarter of 2008 primarily due to the decline in sales volumes. The decrease in SG&A expenses was primarily due to cost control measures, lower sales volumes and the impact of foreign exchange rates. Volume driven decreases in expenses included lower sales commissions and variable advertising expenses while cost controls lowered advertising and promotion. Selling and administrative expenses decreased generally due to headcount reductions and other cost control measures to reduce or eliminate discretionary spending. Research and development expenses remained constant as the Company continued to invest in its future product offerings.
Gains and Other Expenses, Net
Gains and other expenses, net for the first quarters of 2009 and 2008 included the following (in millions):

	First Quarter
	2009	2008
Realized losses (gains) on settled futures contracts	$1.9	$(0.4)
Net change in unrealized gains on unsettled futures contracts	(2.7)	(2.8)
Foreign currency exchange gains	(0.2)	(0.1)
Other items, net	0.2	(0.1)

Gains and other expenses, net	$(0.8)	$(3.4)

The changes in gains and losses on futures contracts were primarily due to decreases in commodity prices relative to the futures contract prices during 2009 as compared to 2008. For more information, see Note 5 in the Notes to the Consolidated Financial Statements.
Restructuring Charges
As part of our strategic priorities of manufacturing and sourcing excellence, distribution excellence and expense reduction, we have initiated actions designed to improve the delivery of our products to customers and also to lower our cost structure. We have initiated one new significant manufacturing rationalization action in 2009 and also have begun to reorganize our sales support and administrative functions to be more effective and efficient in the markets we serve. We continue to focus on restructuring activities to position our company for profitable growth as the economy improves.
In the first quarters of 2009 and 2008, we incurred restructuring charges consisting of:

	First Quarter
	2009	2008
Manufacturing rationalizations	$7.6	$2.8
Reorganization of distribution network	0.1	—
Reorganizations of corporate and business unit selling and administrative functions	3.5	—

Total	$11.2	$2.8

For further detail regarding restructuring reserves and individual restructuring actions, see Note 12 in the Notes to our Consolidated Financial Statements.
Manufacturing Rationalizations
The restructuring charges incurred in the first quarter of 2009 primarily related to the consolidation of Residential Heating & Cooling manufacturing operations from Blackville, South Carolina into our operations in Orangeburg, South Carolina and Saltillo, Mexico. The consolidation is expected to be completed within two years. These restructuring charges related to manufacturing rationalizations included $3.0 million of severance and related charges, $1.4 million of asset write-offs and accelerated depreciation, $0.8 million of equipment move charges and $2.4 million of other costs. The other costs were primarily related to the return of previously received government economic development credits, facilities clean-up and demolition costs, and manufacturing overhead costs in significantly under-utilized facilities as production activities wind down and transition to the new facility.
In the future, we expect to incur additional charges of $9.2 million related to the manufacturing rationalization projects that were in process during the first quarter of 2009. Of the additional charges expected, $5.0 million is accelerated depreciation or asset impairment charges and, therefore, non-cash. We also expect to incur $2.8 million in equipment move costs.
Reorganization of North American Distribution Network
In the first quarter of 2009, we incurred $0.1 million of restructuring charges related to the transition of activities currently performed at our North American Parts Center in Des Moines, Iowa to other locations, including our North American Distribution Center in Marshalltown, Iowa.
In the future, we expect to incur additional charges of $1.8 million related to this project consisting of $0.7 million in severance, $0.4 million in equipment move costs, $0.1 million in accelerated depreciation and $0.6 million of other costs. The current restructuring project is expected to be completed within two years. We anticipate that we will initiate additional restructuring activities in this area as we seek to further enhance our North American distribution network.
Reorganizations of Corporate and Business Unit Selling and Administrative Functions
The restructuring charges incurred in first quarter 2009 related to the reorganization of selling and administrative functions included $2.8 million of severance and related charges, $0.3 million of lease termination costs, $0.1 million of asset write-offs and accelerated depreciation and $0.3 million of other costs.

To date and in total, we have incurred $8.8 million of restructuring charges related to reorganizations of selling and administrative functions for projects that were in process during the first quarter of 2009. Of that amount, $6.5 million was severance costs, $0.9 million was asset write-offs and accelerated depreciation, $0.5 was million lease termination costs, and the remainder of $0.9 million was other charges.
In the future, we expect to incur additional charges of $2.3 million related to these projects, of which $1.8 million is expected to be severance. All of these future charges will require the use of cash.
Cash Used in Restructuring Activities, Future Charges and Expense Savings
Total cash paid for restructuring activities during the first quarter 2009 was $5.6 million, an increase over the 2008 amount of $3.9 million. A significant portion of this amount related to increased restructuring activities and was primarily composed of severance payments related to our various restructuring projects. We use operating cash as the funding source for restructuring activities.
We anticipate incurring approximately $13.2 million of future restructuring charges relating to projects that were in process during the first quarter of 2009. Of that amount, about $5.2 million are anticipated to be non-cash charges for accelerated depreciation and asset impairments. Future cash outlays for restructuring activities that are currently in progress are estimated to be $21.3 million. These restructuring charges and cash outlays are expected to be incurred generally within the next two years.
We expect to realize $25.5 million of incremental expense savings in 2009.
Income from Equity Method Investments
Investments where we do not exercise control but have significant influence are accounted for using the equity method of accounting. Income from equity method investments decreased to $1.3 million in the first quarter of 2009 compared to $3.1 million during the same period in 2008 primarily due to the lowered performance of our U.S. joint venture in compressor manufacturing due to a reduction in our volume of purchases from such joint venture.
Interest Expense, net
Interest expense, net, decreased to $1.7 million in the first quarter of 2009 from $2.7 million during the same period in 2008. The decrease in interest expense was primarily attributable to a decrease in the average interest rate paid on variable rate debt. Partially offsetting this decrease was an increase in the average amounts borrowed in the first quarter of 2009 as compared to the same period in 2008.
Income Taxes
The benefit from income taxes was $10.7 million in the first quarter of 2009 compared to a provision for income taxes of $4.0 million during the same period in 2008. The effective tax rate was 37.0% for the first quarter of 2009 as compared to 37.4% for the same period in 2008. Our effective rates differ from the statutory federal rate of 35% for certain items, such as state and local taxes, non-deductible expenses, foreign operating losses for which no tax benefits have been recognized and foreign taxes at rates other than 35%.
First Quarter 2009 Compared to First Quarter 2008 — Results by Segment
Residential Heating & Cooling
The following table details our Residential Heating & Cooling segment’s net sales and (loss) profit for the first quarters of 2009 and 2008 (dollars in millions):

	First Quarter
	2009	2008	Difference	% Change
Net sales	$246.3	$329.2	$(82.9)	(25.2)%
(Loss) profit	(4.8)	13.2	(18.0)	(136.4)
% of net sales	(1.9)%	4.0%

The decrease in net sales was due to continuing weakness in the U.S. residential new construction market and softer replacement business as consumers remain cautious in the current economic environment. We believe that unit volumes were generally lower across the industry. An additional impact on volume for our value product offerings is that a higher number of consumers in difficult market conditions are electing to repair versus replace their equipment. As a result, unit volumes were down in 2009 as compared to 2008. The decrease related to sales volumes was partially offset by favorable product mix shift towards our premium products and pricing gains related to increases that were enacted in the later quarters of 2008. The unfavorable impact of changes in foreign currency exchange rates decreased net sales by $6.4 million.
Segment profit decreased primarily due to the unfavorable impact of lower unit volumes and the related under-absorbed fixed manufacturing costs and increased commodity costs. These unfavorable impacts to segment profit were partially offset by pricing gains, favorable product mix, and lower expenses due to lower sales volumes and cost controls.
While the Residential Heating & Cooling segment realized savings from previously announced and implemented restructurings and cost reduction programs, the full effect on gross margins was mitigated by some manufacturing inefficiencies related to those activities and the lower unit volumes driven by market conditions.
Commercial Heating & Cooling
The following table details our Commercial Heating & Cooling segment’s net sales and profit for the first quarters of 2009 and 2008 (dollars in millions):

	First Quarter
	2009	2008	Difference	% Change
Net sales	$131.5	$165.2	$(33.7)	(20.4)%
Profit	2.0	6.2	(4.2)	(67.7)
% of net sales	1.5%	3.8%
Our domestic operations experienced lower sales volumes on a year-over-year basis primarily due to the continued weakness of the overall commercial unitary market as a result of tight commercial lending and continued deferrals of commercial construction projects. Strong volumes in our retail national account business have partially offset the industry declines. The reduction in volumes was also partially offset by pricing gains from increases that were enacted during the later quarters of 2008. Sales mix was favorable due to the relatively high levels of premium product introduced during the early part of 2008. The unfavorable impact of changes in foreign currency exchange rates was $7.6 million.
The reduced segment profit was due primarily to lower sales volumes, increased commodity costs and the unfavorable impact of lower unit volumes and the related under-absorbed fixed manufacturing costs. Favorable sales mix, pricing gains and lower advertising, sales commissions and selling expenses from cost control programs partially offset the effects of lower sales volumes.
Service Experts
The following table details our Service Experts segment’s net sales and loss for the first quarters of 2009 and 2008 (dollars in millions):

	First Quarter
	2009	2008	Difference	% Change
Net sales	$109.2	$137.5	$(28.3)	(20.6)%
Loss	(7.9)	(6.9)	(1.0)	14.5
% of net sales	(7.2)%	(5.0)%
The decrease in net sales was primarily due to the decline in the residential service and replacement and residential new construction markets resulting from the weakness of the U.S. economy. The sales decrease was primarily due to volume as both price and sales mix were relatively flat. The unfavorable impact of changes in foreign currency exchange rates decreased net sales by $5.5 million.

The increase in segment loss was primarily due to the decrease in sales volume. The lower sales volumes were partially offset by lower salary and personnel costs due to current and previous headcount reductions and restructuring activities, lower commissions due to lower sales volumes, lower advertising expenditures and cost controls and programs that resulted in lower personnel-related and incentive compensation expenses.
Near the end of 2008, we announced plans to exit seven unprofitable service centers. As a result, we have reclassified income related these service centers in the first quarter 2009 of $0.2 million to discontinued operations. Included in this income were gains realized upon sale of the services centers of $1.0 million. This compares with losses from these discontinued operations incurred in the first quarter of 2008 of $0.7 million. We sold all of these service centers prior to the end of the first quarter of 2009.
Refrigeration
The following table details our Refrigeration segment’s net sales and profit for the first quarters of 2009 and 2008 (dollars in millions):

	First Quarter
	2009	2008	Difference	% Change
Net sales	$113.7	$154.8	$(41.1)	(26.6)%
Profit	6.5	14.8	(8.3)	(56.1)
% of net sales	5.7%	9.6%
Net sales decreased due to lower sales volumes and the unfavorable impact of changes in foreign currency exchange rates of $19.9 million. Pricing gains partially offset these negative impacts.
The decrease in segment profit was primarily due to lower sales volumes, manufacturing inefficiencies that resulted primarily from manufacturing rationalization activities at affected locations, lower production volumes and increased commodity costs. Segment profit was also negatively impacted by the changes in foreign currency exchange rates by $0.5 million. These unfavorable impacts to segment profit were partially offset by the pricing gains noted above and lower administrative expenses due to cost controls and programs that resulted in lower personnel-related and incentive compensation expenses and lower operating expenses.
While the Refrigeration segment realized savings from previously announced and implemented restructurings and cost reduction programs, the full effect on our gross margins was not apparent due to the impact of lower sales volumes and to manufacturing inefficiencies that were incurred related to restructuring activities.
Corporate and Other
Corporate and other expenses increased to $13.9 million in the first quarter of 2009 from $12.2 million during the same period in 2008. The increase was primarily driven by reduced income from equity method investments, an increase in allocated data processing costs and an increase in employee benefits. Offsetting these increases were decreases in stock-based and incentive compensation expenses.
Liquidity and Capital Resources
Our working capital and capital expenditure requirements are generally met through internally generated funds, bank lines of credit and a revolving period asset securitization arrangement. Working capital needs are generally greater in the first and second quarters due to the seasonal nature of our business cycle.

Statement of Cash Flows
The following table summarizes our cash activity for the quarters ended March 31, 2009 and 2008 (in millions):

	First Quarter
	2009	2008
Net cash provided by (used in) operating activities	$16.3	$(32.6)
Net cash used in investing activities	(8.2)	(16.3)
Net cash (used in) provided by financing activities	(25.3)	24.8
Net Cash Provided by Operating Activities
The cash generation experienced during the first quarter of 2009 in operating activities was primarily due to working capital improvements. The cash flow impact of changes in accounts receivable improved by $21.9 million from a year ago as we continue to aggressively pursue cash collections from customers, and from a lower accounts receivable base due to lower revenues. The cash flow impact from changes in inventory improved $22.4 million due to the continued focus on our investment in inventory and also due to lower production volumes. These favorable operating cash flow impacts were partially offset by changes in accounts payable due to lower inventory purchases than a year ago.
There were several other events that significantly impacted our cash flows from operations during the first quarter of 2009. During the first quarter of 2009, we received cash of $23.9 million of collateral previously posted related to commodity hedge derivative losses that we incurred in the last half of 2008. No similar transaction occurred in the prior year period. We also increased the pace of our restructuring activities and the cash used related to these activities increased by $1.7 million.
Net Cash Used in Investing Activities
Capital expenditures in the first quarter of 2009 were $9.9 million, which was relatively flat as compared with capital expenditures of $9.8 million incurred in the first quarter of 2008. Capital expenditures for the first quarter of 2009 were principally driven by:
•	Purchases of production equipment in our Residential Heating & Cooling and Commercial Heating & Cooling segments,

•	Purchases of systems and software to support our regional distribution center initiative as well as the overall enterprise,

•	Expenditures for plant consolidations, and

•	Spending for our Saltillo, Mexico facility.
Net cash used in investing activities for the first quarter of 2009 included net proceeds of $1.1 million for net short-term investments compared to net purchases of $6.8 million in the same period of 2008.
Net Cash Used in Financing Activities
Due to our strong working capital position, we repaid on a net basis, $15.3 million of debt during the first quarter of 2009. This compares to a net borrowing in the first quarter of 2008 of $193.5 million which was primarily used to repurchase $183.1 million of our common stock. Also, both the proceeds from the exercise of stock options and the related tax benefits declined, in total $22.8 million due to lower volumes of stock option exercises and as the result of lower common stock price. We paid a total of $7.7 million in dividends on our common stock in the first quarter of 2009 as compared to $8.7 million in the same period of 2008. The primary reason for the decrease in cash dividends paid is the reduction in outstanding shares due to the repurchase of common stock under our share repurchase program.
Debt Position and Financial Leverage
Our debt-to-total-capital ratio remained constant at 48% as of both March 31, 2009 and December 31, 2008.
The following tables summarize our outstanding debt obligations and the classification in the accompanying Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008 (in millions):

Description of Obligation	Short-Term	Current	Long-Term
As of March 31, 2009	Debt	Maturities	Maturities	Total
Domestic promissory notes (1)	$—	$—	$35.0	$35.0
Domestic revolving credit facility	—	—	343.5	343.5
Capital lease obligations	—	0.2	17.6	17.8
Foreign obligations	8.3	0.2	0.3	8.8

Total Debt	$8.3	$0.4	$396.4	$405.1

Description of Obligation	Short-Term	Current	Long-Term
As of December 31, 2008	Debt	Maturities	Maturities	Total
Domestic promissory notes (1)	$—	$—	$35.0	$35.0
Domestic revolving credit facility	—	—	359.8	359.8
Capital lease obligations	—	0.3	18.6	18.9
Foreign obligations	6.1	0.3	0.3	6.7

Total Debt	$6.1	$0.6	$413.7	$420.4

(1)	Domestic promissory notes as of March 31, 2009 and December 31, 2008 bear interest at 8.00% and mature in 2010.
As of March 31, 2009, we had outstanding borrowings of $343.5 million under the $650.0 million domestic revolving credit facility and $115.6 million was committed to standby letters of credit. All of the remaining $190.9 million was available for future borrowings after consideration of covenant limitations. The facility matures in October 2012.
The domestic revolving credit facility includes a subfacility for swingline loans of up to $50 million and provides for the issuance of letters of credit for the full amount of the credit facility. Our weighted average borrowing rate on the facility was 1.10% and 2.26% as of March 31, 2009 and December 31, 2008, respectively.
The Third Amendment and Restated Revolving Credit Facility Agreement (the “Credit Agreement”) contains financial covenants relating to leverage and interest coverage. Other covenants contained in the Credit Agreement restrict, among other things, mergers, asset dispositions, guarantees, debt, liens, acquisitions, investments, affiliate transactions and our ability to make restricted payments. The financial covenants require us to maintain a Consolidated Indebtedness to Adjusted EBITDA Ratio of no more than 3.50 to 1.0 and a Cash Flow (defined as EBITDA minus capital expenditures) to Net Interest Expense ratio of at least 3.0 to 1.0.
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
In addition to the financial covenants contained in the Credit Agreement outlined above, our domestic promissory notes contain certain financial covenant restrictions. As of March 31, 2009, we were in compliance with all covenant requirements. Our revolving credit facility and promissory notes are guaranteed by our material subsidiaries.
We have additional borrowing capacity through several foreign facilities governed by agreements between us and a syndicate of banks, used primarily to finance seasonal borrowing needs of our foreign subsidiaries. Available capacity at March 31, 2009 on foreign facilities was $20.0 million.

Under a revolving period asset securitization arrangement (“ASA”), we are eligible to transfer beneficial interests in a portion of our trade accounts receivable to third parties in exchange for cash. Our continued involvement in the transferred assets is limited to servicing. These transfers are accounted for as sales rather than secured borrowings. The fair values assigned to the retained and transferred interests are based primarily on the receivables’ carrying value given the short term to maturity and low credit risk. The ASA provides for a maximum securitization amount of $125 million or 100% of the net pool balance as defined by the ASA. However, eligibility for securitization is limited based on the amount and quality of the accounts receivable and is calculated monthly. Subsequent to December 31, 2008, the amount eligible for securitization declined primarily due to lower sales and increased cash collections. The credit quality of those accounts receivable was not materially different from that at December 31, 2008. The beneficial interest sold cannot exceed the maximum amount even if our qualifying accounts receivable is greater than the maximum amount at any point in time. The eligible amounts available were as follows (in millions):

	As of	As of
	March 31,	December 31,
	2009	2008
Eligible amount available under the ASA on qualified accounts receivable	$78.7	$91.0
Beneficial interest sold	(30.0)	(30.0)

Remaining amount available	$48.7	$61.0

As of March 31, 2009 and December 31, 2008, $16.0 million and $7.1 million of cash and cash equivalents were restricted primarily due to routine lockbox collections and letters of credit issued with respect to the operations of our captive insurance subsidiary, which expire on December 31, 2009, and will be renewed upon expiration. These letters of credit can be transferred to our revolving lines of credit as needed.
We periodically review our capital structure, including our primary bank facility, to ensure that it has adequate liquidity. We believe that cash flows from operations, as well as available borrowings under our revolving credit facility and other existing sources of funding, will be sufficient to fund our operations, invest in our business, and provide returns to our shareholders for the foreseeable future.
As a result of the declines in the securities markets as a whole, which primarily occurred in 2008, the fair value of pension plan assets has declined. Continued volatility in the fair value of our pension plan assets could impact the timing and amount of future pension contributions.
Off-Balance Sheet Arrangements
In addition to the revolving and term loans described above, we utilize the following financing arrangements in the course of funding our operations:
•	Transfers of accounts receivable under the ASA are accounted for as sales rather than secured borrowings and are reported as a reduction of Accounts and Notes Receivable, Net in the Consolidated Balance Sheets. As of March 31, 2009 and December 31, 2008, we sold $30.0 million in beneficial interest.

•	We also lease real estate and machinery and equipment pursuant to leases that, in accordance with generally accepted accounting principles, are not capitalized on the balance sheet, including high-turnover equipment such as autos and service vehicles and short-lived equipment such as personal computers.
Commitments, Contingencies and Guarantees
We are subject to contingencies that arise in the normal course of business, including product warranties and other product related contingencies, pending litigation, environmental matters and other guarantees or claims.
We use a combination of third-party insurance and self-insurance plans (large deductible or captive) to provide protection against claims relating to contingencies such as workers’ compensation, general liability, product liability, property damage, aviation liability, directors’ and officers’ liability, auto liability, physical damage and other exposures. Self-insurance expense and liabilities are actuarially determined based on our historical claims information, as well as industry factors and trends and because we have a captive insurance company, we are required to maintain specified levels of liquid assets from which we must pay claims. The majority of our self-insured risks (excluding auto liability and physical damage) will be paid over an extended period of time. There have been no material changes since our latest fiscal year-end. We also maintain third-party insurance coverage for risks not retained within our large deductible or captive insurance plans.
The estimate of our liability for future warranty costs requires us to make significant assumptions about the amount, timing and nature of the costs we will incur in the future. We review the assumptions used to determine the liability periodically and we adjust our assumptions based upon factors such as actual failure rates and cost experience. Numerous factors could affect actual failure rates and cost experience, including the amount and timing of new product introductions, changes in manufacturing techniques or locations, components or suppliers used. In recent years, changes in the warranty liability as the result of the issuance of new warranties and the payments made have remained relatively stable. Should actual warranty costs differ from our estimates, we may be required to record adjustments to accruals and expense in the future. There have been no material changes to the warranty accrual balances since our latest fiscal year-end.

We incur the risk of liability claims for the installation and service of heating and air conditioning products and we maintain liabilities for those claims that we self-insure. We are involved in various claims and lawsuits related to our products. Our product liability insurance policies have limits that, if exceeded, may result in substantial costs that could have an adverse effect on our results of operations. In addition, warranty claims are not covered by our product liability insurance and certain product liability claims may also not be covered by our product liability insurance. There have been no material changes in the circumstances since our latest fiscal year-end.
We also may incur costs related to our products that may not be covered under our warranties and are not covered by insurance, and we may, from time to time, repair or replace installed products experiencing quality issues in order to satisfy our customers and to protect our brand. These product quality issues may be caused by vendor-supplied components that fail to meet required specifications. We have identified a product quality issue in a heating and cooling product line produced during a limited time period that we believe results from a vendor-supplied component that failed to meet required specifications. We are working to determine the scope and nature of the issue. Any liability resulting from the product quality issue and any related recovery from the vendor cannot be reasonably estimated at this time.
We estimate the costs to settle pending litigation based on experience involving similar claims and specific facts known. We do not believe that any current or pending or threatened litigation with have a material adverse effect on our financial position. Litigation and arbitration, however, involve uncertainties and it is possible that the eventual outcome of litigation could adversely affect our results of operations for a particular period.
Applicable environmental laws can potentially impose obligations to remediate hazardous substances at our properties, at properties formerly owned or operated by us and at facilities to which we have sent or send waste for treatment or disposal. We are aware of contamination at some facilities; however, we do not presently believe that any future remediation costs at such facilities will be material to our results of operations. There have been no material changes to the reserve balances since our latest fiscal year-end.
On June 22, 2006, we entered into an agreement with a financial institution to lease our corporate headquarters in Richardson, Texas for a term of seven years (the “Lake Park Lease”). The leased property consists of an office building of approximately 192,000 square feet, land and related improvements. Our obligations under the Lake Park Lease are secured by a pledge of our interest in the leased property and are also guaranteed by us and certain of our subsidiaries. The Lake Park Lease, as amended, contains restrictive covenants that are consistent with those of our domestic revolving credit facility. We are in compliance with these financial covenants as of March 31, 2009.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Our results of operations can be affected by changes in exchange rates. Net sales and expenses in foreign currencies are translated into U.S. dollars for financial reporting purposes based on the average exchange rate for the period. Net sales from outside the United States represented 28.4% and 30.5% of total net sales for the quarters ended March 31, 2009 and 2008, respectively. Historically, foreign currency translation gains (losses) have not had a material effect on our overall operations. As of March 31, 2009, the impact to segment (loss) profit of a 10% change in exchange rates is estimated to be approximately $0.6 million on an annual basis.
We enter into commodity futures contracts to stabilize prices expected to be paid for raw materials and parts containing high copper and aluminum content. These contracts are for quantities equal to or less than quantities expected to be consumed in future production. As of March 31, 2009, we had metal futures contracts maturing at various dates through August 2010 with a fair value as a liability of $19.3 million. The impact of a 10% change in commodity prices would have a significant impact on our results from operations on an annual basis, absent any other contravening actions.
Our results of operations can be affected by changes in interest rates due to variable rates of interest on our revolving credit facilities, cash, cash equivalents and short-term investments. Based on our best estimates of projected cash flows and debt activity, a 100 basis point change in interest rates would impact our results of operations by approximately $2.4 million, annually.

Item 4. Controls and Procedures.
Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our current management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2009 in alerting them in a timely manner to material information required to be disclosed by us in the reports we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934.
Changes in Internal Control Over Financial Reporting
During the quarter ended March 31, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
There have been no significant changes concerning our legal proceedings since December 31, 2008. See Note 7 in the Notes to the Consolidated Financial Statements set forth in Part I, Item 1, of this Quarterly Report on Form 10-Q for additional discussion regarding legal proceedings.
Item 1A. Risk Factors.
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or results of operations. There have been no material changes in our risk factors from those disclosed in our 2008 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On June 2, 2008, we announced that our Board of Directors approved a new share repurchase plan for $300 million, pursuant to which we are authorized to repurchase shares of our common stock through open market purchases (the “2008 Share Repurchase Plan”). The 2008 Share Repurchase Plan has no stated expiration date. In the first quarter of 2009, we repurchased shares of our common stock as follows:

				Approximate
				Dollar
				Value of Shares
		Average		that
		Price	Total Number of	may yet be
		Paid per	Shares Purchased	Purchased
	Total Number	Share	As Part of Publicly	Under the Plans or
	of Shares	(including	Announced Plans	Programs
Period	Purchased(1)	fees)	or Programs	(in millions)
January 1 through January 31	165	$28.10	—	$285.3

February 1 through February 28	—	$—	—	$285.3

March 1 through March 31	100,908	$25.72	—	$285.3

	101,073	$25.72	—

(1)	Since there were no repurchases under the 2008 Share Repurchase Plan in the first quarter of 2009, this column reflects the surrender to LII of 101,073 shares of common stock to satisfy tax-withholding obligations in connection with the vesting of restricted stock and performance share units.

Item 6. Exhibits.

3.1	—	Restated Certificate of Incorporation of Lennox International Inc. (“LII”) (filed as Exhibit 3.1 to LII’s Registration Statement on Form S-1 (Registration Statement No. 333-75725) filed on April 6, 1999 and incorporated herein by reference).

3.2	—	Amended and Restated Bylaws of LII (filed as Exhibit 3.1 to LII’s Current Report on Form 8-K filed on July 23, 2008 and incorporated herein by reference).

4.1	—	Specimen Stock Certificate for the Common Stock, par value $.01 per share, of LII (filed as Exhibit 4.1 to LII’s Amendment to Registration Statement on Form S-1/A (Registration No. 333-75725) filed on June 16, 1999 and incorporated herein by reference).

4.2	—	Rights Agreement, dated as of July 27, 2000, between LII and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, which includes as Exhibit A the form of Certificate of Designations of Series A Junior Participating Preferred Stock setting forth the terms of the Preferred Stock, as Exhibit B the form of Rights Certificate and as Exhibit C the Summary of Rights to Purchase Preferred Stock (filed as Exhibit 4.1 to LII’s Current Report on Form 8-K (File No. 001-15149) filed on July 28, 2000 and incorporated herein by reference).

LII is a party to a long-term debt instrument under which the total amount of securities authorized under such instrument does not exceed 10% of the total assets of LII and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, LII agrees to furnish a copy of such instrument to the Securities and Exchange Commission upon request.

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

LENNOX INTERNATIONAL INC.
Date: April 30, 2009	/s/ Susan K. Carter
Susan K. Carter
Chief Financial Officer (on behalf of registrant and as principal financial officer)

EXHIBIT LIST

Exhibit
No.	Description

31.1 —	Certification of the principal executive officer (filed herewith).

31.2 —	Certification of the principal financial officer (filed herewith).

32.1 —	Certification of the principal executive officer and the principal financial officer pursuant to 18 U.S.C. Section 1350 (filed herewith).