Form 10-Q
period 2009-06-30
LENNOX INTERNATIONAL INC
filed 2009-07-30
CIK 1069202

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission file number 001-15149 to
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☑
As of July 27, 2009, the number of shares outstanding of the registrant’s common stock, par value $.01 per share, was 55,810,971.

LENNOX INTERNATIONAL INC.
FORM 10-Q
For the Quarter and Six Months Ended June 30, 2009
INDEX

Page

Part I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets — June 30, 2009 (Unaudited) and December 31, 2008	3

Consolidated Statements of Operations (Unaudited) — Quarters and Six Months Ended June 30, 2009 and 2008	4

Consolidated Statements of Stockholders’ Equity and Comprehensive (Loss) Income — Six Months Ended June 30, 2009 (Unaudited) and Year Ended December 31, 2008	5

Consolidated Statements of Cash Flows (Unaudited) — Six Months Ended June 30, 2009 and 2008	6

Notes to Consolidated Financial Statements (Unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3. Quantitative and Qualitative Disclosures About Market Risk	39

Item 4. Controls and Procedures	41

Part II. Other Information

Item 1. Legal Proceedings	42

Item 1A. Risk Factors	42

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 4. Submission of Matters to a Vote of Security Holders	43

Item 6. Exhibits	44

Exhibit 10.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.
LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	As of	As of
	June 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$65.4	$122.1
Short-term investments	33.5	33.4
Accounts and notes receivable, net	431.4	369.6
Inventories, net	268.5	298.3
Deferred income taxes	27.3	24.2
Other assets	47.7	87.4

Total current assets	873.8	935.0
PROPERTY, PLANT AND EQUIPMENT, net	328.8	329.5
GOODWILL	243.5	232.3
DEFERRED INCOME TAXES	102.4	113.5
OTHER ASSETS, net	51.5	49.2

TOTAL ASSETS	$1,600.0	$1,659.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$7.5	$6.1
Current maturities of long-term debt	35.3	0.6
Accounts payable	268.2	234.5
Accrued expenses	308.0	331.1
Income taxes payable	—	3.7

Total current liabilities	619.0	576.0
LONG-TERM DEBT	276.9	413.7
POSTRETIREMENT BENEFITS, OTHER THAN PENSIONS	12.1	12.5
PENSIONS	111.5	107.7
OTHER LIABILITIES	73.7	91.0

Total liabilities	1,093.2	1,200.9
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 200,000,000 shares authorized, 84,705,778 shares and 84,215,904 shares issued for 2009 and 2008, respectively	0.8	0.8
Additional paid-in capital	813.1	805.6
Retained earnings	536.9	538.8
Accumulated other comprehensive loss	(53.5)	(98.8)
Treasury stock, at cost, 29,213,699 shares and 29,109,058 shares for 2009 and 2008, respectively	(790.5)	(787.8)

Total stockholders’ equity	506.8	458.6

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,600.0	$1,659.5

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share data)

	For the Quarters		For the Six Months
	Ended		Ended
	June 30,		June 30,
	2009	2008	2009	2008

NET SALES	$790.5	$999.6	$1,375.9	$1,764.1
COST OF GOODS SOLD	561.6	721.5	1,008.2	1,292.3

Gross profit	228.9	278.1	367.7	471.8
OPERATING EXPENSES:
Selling, general and administrative expenses	165.8	187.2	322.8	371.1
Losses (gains) and other expenses, net	0.7	(4.6)	(0.1)	(7.9)
Restructuring charges	4.7	7.7	15.9	10.5
Impairment of equity method investment	—	2.3	—	2.3
Income from equity method investments	(1.8)	(2.9)	(3.2)	(6.0)

Operational income from continuing operations	59.5	88.4	32.3	101.8
INTEREST EXPENSE, net	1.9	3.8	3.6	6.5
OTHER EXPENSE, net	0.1	0.1	0.1	0.1

Income from continuing operations before income taxes	57.5	84.5	28.6	95.2
PROVISION FOR INCOME TAXES	21.6	33.1	10.9	37.0

Income from continuing operations	35.9	51.4	17.7	58.2
DISCONTINUED OPERATIONS:
Loss from discontinued operations	6.8	0.3	6.6	1.1
Income tax benefit	(2.6)	(0.1)	(2.5)	(0.4)

Loss from discontinued operations	4.2	0.2	4.1	0.7

Net income	$31.7	$51.2	$13.6	$57.5

EARNINGS PER SHARE — BASIC:
Income from continuing operations	$0.65	$0.92	$0.32	$1.00
Loss from discontinued operations	(0.08)	(0.01)	(0.07)	(0.01)

Net income	$0.57	$0.91	$0.25	$0.99

EARNINGS PER SHARE — DILUTED:
Income from continuing operations	$0.63	$0.89	$0.32	$0.97
Loss from discontinued operations	(0.07)	(0.01)	(0.08)	(0.02)

Net income	$0.56	$0.88	$0.24	$0.95

AVERAGE SHARES OUTSTANDING:
Basic	55.4	56.2	55.3	58.2
Diluted	56.6	58.0	55.9	60.2

CASH DIVIDENDS DECLARED PER SHARE	$0.14	$0.14	$0.28	$0.28
The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE (LOSS) INCOME
For the Six Months Ended June 30, 2009 (unaudited) and the Year Ended December 31, 2008
(In millions, except per share data)

					Accumulated
	Common Stock		Additional		Other	Treasury	Total
	Issued		Paid-In	Retained	Comprehensive	Stock	Stockholders’	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	at Cost	Equity	(Loss) Income
BALANCE AS OF DECEMBER 31, 2007	81.9	$0.8	$760.7	$447.4	$63.6	$(464.0)	$808.5

Net income	—	—	—	122.8	—	—	122.8	$122.8
Dividends, $0.56 per share	—	—	—	(31.4)	—	—	(31.4)	—
Foreign currency translation adjustments, net	—	—	—	—	(84.9)	—	(84.9)	(84.9)
Pension and postretirement liability changes, net of tax benefit of $35.1	—	—	—	—	(55.9)	—	(55.9)	(55.9)
Stock-based compensation expense	—	—	11.8	—	—	—	11.8	—
Derivatives and other, net of tax provision of $12.3	—	—	—	—	(21.6)	—	(21.6)	(21.6)
Common stock issued	2.3	—	19.7	—	—	—	19.7	—
Treasury stock purchases	—	—	—	—	—	(323.8)	(323.8)	—
Tax benefits of stock-based compensation	—	—	13.4	—	—	—	13.4	—

Comprehensive loss	—	—	—	—	—	—	—	$(39.6)

BALANCE AS OF DECEMBER 31, 2008	84.2	$0.8	$805.6	$538.8	$(98.8)	$(787.8)	$458.6

Net income	—	—	—	13.6	—	—	13.6	$13.6
Dividends, $0.28 per share	—	—	—	(15.5)	—	—	(15.5)	—
Foreign currency translation adjustments, net	—	—	—	—	27.2	—	27.2	27.2
Stock-based compensation expense	—	—	5.2	—	—	—	5.2	—
Derivatives and other, net of tax provision of $10.3	—	—	—	—	18.1	—	18.1	18.1
Common stock issued	0.5	—	1.9	—	—	—	1.9	—
Treasury stock purchases	—	—	—	—	—	(2.7)	(2.7)	—
Tax benefit of stock-based compensation	—	—	0.4	—	—	—	0.4	—

Comprehensive income	—	—	—	—	—	—	—	$58.9

BALANCE AS OF JUNE 30, 2009	84.7	$0.8	$813.1	$536.9	$(53.5)	$(790.5)	$506.8

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2009 and 2008
(Unaudited, in millions)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13.6	$57.5
Adjustments to reconcile net income to net cash provided by operating activities:
Income from equity method investments	(3.2)	(6.0)
Dividends from affiliates	2.3	—
Restructuring expenses, net of cash paid	2.6	(6.0)
Impairment of equity method investment	—	2.3
Unrealized gain on commodity swap contracts	(4.5)	(2.3)
Return of collateral posted for hedges	37.4	—
Stock-based compensation expense	5.2	6.6
Depreciation and amortization	28.2	25.6
Deferred income taxes	11.5	7.6
Other items, net	25.0	12.5
Changes in assets and liabilities, net of effect of acquisitions and divestitures:
Accounts and notes receivable	(58.9)	(112.0)
Inventories	23.5	(41.2)
Other current assets	6.0	(0.2)
Accounts payable	27.7	87.4
Accrued expenses	(7.7)	(14.4)
Income taxes payable and receivable	(13.6)	4.9
Other	(12.4)	1.3

Net cash provided by operating activities	82.7	23.6

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the disposal of property, plant and equipment	0.2	0.4
Purchases of property, plant and equipment	(21.6)	(22.5)
Proceeds from sales of affiliates	0.5	—
Return of investment	0.5	—
Purchases of short-term investments	(17.0)	(35.0)
Proceeds from sales and maturities of short-term investments	16.8	27.9

Net cash used in investing activities	(20.6)	(29.2)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term borrowings	1.1	4.9
Long-term debt payments	(1.3)	(25.1)
Revolver long-term (payments) borrowings, net	(100.8)	282.0
Proceeds from stock option exercises	1.9	12.8
Repurchases of common stock	(2.7)	(307.0)
Excess tax benefits related to share-based payments	0.2	10.9
Cash dividends paid	(15.5)	(24.6)

Net cash used in by financing activities	(117.1)	(46.1)

DECREASE IN CASH AND CASH EQUIVALENTS	(55.0)	(51.7)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(1.7)	1.5
CASH AND CASH EQUIVALENTS, beginning of period	122.1	145.5

CASH AND CASH EQUIVALENTS, end of period	$65.4	$95.3

Supplementary disclosures of cash flow information:
Cash paid during the period for:
Interest	$3.5	$9.1

Income taxes (net of refunds)	$12.0	$13.9

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. General:
References in this Quarterly Report on Form 10-Q to “we,” “our,” “us,” “LII” or the “Company” refer to Lennox International Inc. and its subsidiaries, unless the context requires otherwise.
Basis of Presentation
The accompanying unaudited Consolidated Balance Sheet as of June 30, 2009, the accompanying unaudited Consolidated Statements of Operations for the quarters and six months ended June 30, 2009 and 2008, the accompanying unaudited Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2009 and the accompanying unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2009 and 2008 should be read in conjunction with our audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2008. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The accompanying consolidated financial statements contain all material adjustments, consisting principally of normal recurring adjustments, necessary for a fair presentation of our financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to applicable rules and regulations, although we believe that the disclosures herein are adequate to make the information presented not misleading. The operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.
Our fiscal year ends on December 31 and our quarters are each comprised of 13 weeks. For convenience, throughout these financial statements, the 13 weeks comprising each quarterly period are denoted by the last day of the respective calendar quarter.
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

Newly Issued Accounting Pronouncements
In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets (“SFAS No. 166”). SFAS No. 166 is a revision to SFAS Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” provides for more restrictive requirements for derecognizing financial assets, and requires additional disclosures. SFAS No. 166 will be effective January 1, 2010. Early application is not permitted. We are currently evaluating the effects that SFAS No. 166 will have on our consolidated financial statements.
2. Accounts and Notes Receivable:
Accounts and Notes Receivable have been reported in the accompanying Consolidated Balance Sheets net of the allowance for doubtful accounts and net of accounts receivable sold under an ongoing asset securitization arrangement, if any. Detailed information regarding the allowance for doubtful accounts is provided below (in millions):

	As of	As of
	June 30,	December 31,
	2009	2008
Allowance for doubtful accounts	$20.9	$18.6

	For the		For the
	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Provision for bad debts	$2.8	$4.8	$7.2	$10.5
3. Inventories:
Components of inventories are as follows (in millions):

	As of	As of
	June 30,	December 31,
	2009	2008
Finished goods	$197.2	$232.8
Work in process	8.7	8.4
Raw materials and repair parts	138.5	132.9

	344.4	374.1
Excess of current cost over last-in, first-out cost	(75.9)	(75.8)

Total inventories	$268.5	$298.3

4. Goodwill:
The changes in the carrying amount of goodwill for the six months ended June 30, 2009, in total and by segment, are as follows (in millions):

	Balance at		Balance at
	December 31,		June 30,
Segment	2008	Changes(1)	2009
Residential Heating & Cooling	$33.7	$—	$33.7
Commercial Heating & Cooling	31.2	0.2	31.4
Service Experts	93.8	4.8	98.6
Refrigeration	73.6	6.2	79.8

Total	$232.3	$11.2	$243.5

(1)	Changes are primarily related to fluctuations in foreign currency exchange rates.

5. Derivatives:
General
Our earnings and cash flows are subject to fluctuations due to changes in commodity prices, interest rates, and foreign currency exchange rates and we seek to mitigate a portion of these risks by entering into derivative contracts. The derivatives we use are commodity futures contracts, interest rate swaps, and currency forward contracts. We do not use derivatives for speculative purposes.
The derivatives we enter into may be, but are not always, accounted for as hedges. To qualify for hedge accounting, the derivatives must be highly effective in reducing the risk exposure that they are designed to hedge and it must be probable that the underlying transaction will occur. For instruments designated as cash flow hedges, we must formally document, at inception, the relationship between the derivative and the hedged item, the risk management objective, the hedging strategy for use of the hedged instrument, and how hedge effectiveness is, and will be, assessed. This documentation also includes linking the derivatives that are designated as cash flow hedges to forecasted transactions. We assess hedge effectiveness at inception and at least quarterly throughout the hedge designation period.
We recognize all derivatives as either assets or liabilities at fair value in the Consolidated Balance Sheets regardless of whether or not hedge accounting is applied. For more information on the fair value of these derivative instruments, see Note 16. We report cash flows arising from our hedging instruments consistent with the classification of cash flows from the underlying hedged items. Accordingly, cash flows associated with our derivative programs are classified as operating activities in the accompanying Consolidated Statements of Cash Flows.
We monitor our derivative positions and credit ratings of our counterparties and do not anticipate losses due to counterparty non-performance.
Hedge Accounting
The derivatives that we use as hedges of commodity prices and movements in interest rates are accounted for as cash flow hedges. The effective portion of the gain or loss on the derivatives accounted for as hedges is recorded, net of applicable taxes, in accumulated other comprehensive loss (“AOCL”), a component of Stockholders’ Equity in the accompanying Consolidated Balance Sheets. When earnings is affected by the variability of the underlying cash flow, the applicable offsetting amount of the gain or loss from the derivatives that is deferred in AOCL is reclassified into earnings. Ineffectiveness, if any, is recorded in earnings each period. If the hedging relationship ceases to be highly effective, the net gain or loss shall remain in AOCL and will be reclassified into earnings when earnings is affected by the variability of the underlying cash flow. If it becomes probable that the forecasted transaction will not occur by the end of the originally specified period or within two months thereafter, the net gain or loss remaining in AOCL will be reclassified to earnings immediately.
Accounting for Derivatives When Hedge Accounting is Not Applied
We may also enter into derivatives that economically hedge certain of our risks, even though hedge accounting does not apply or we elect not to apply hedge accounting to these instruments. The changes in fair value of the derivatives act as an economic offset to changes in the fair value of the underlying items. Changes in the fair value of instruments not designated as cash flow hedges are recorded in earnings throughout the term of the derivative instrument and are reported in Losses (Gains) and Other Expenses, net in the accompanying Consolidated Statements of Operations.
Objectives and Strategies for Using Derivative Instruments
Commodity Price Risk
We utilize a cash flow hedging program to mitigate the exposure to volatility in the prices of metal commodities we use in our production processes. The hedging program includes the use of futures contracts and we enter into these contracts based on our hedging strategy. We use a dollar cost averaging strategy for our hedge program. As part of this strategy, a higher percentage of commodity price exposures are hedged near term with lower percentages hedged at future dates. This strategy provides us with protection against near-term price volatility caused by market speculators and market forces, such as supply variation, while allowing us to adjust to market price movements over time. Upon entering into futures contracts, we lock in prices and are subject to derivative losses should the metal commodity prices decrease and gains should the prices increase. During 2008, metal commodity prices decreased considerably in a short time horizon, which resulted in significant derivative losses. As a result of these losses, we were required to post collateral of $0.5 million and $37.9 million as of June 30, 2009 and December 31, 2008, respectively. The collateral posted was treated as a prepaid expense and recorded in Other Assets in the accompanying Consolidated Balance Sheets. The unrealized derivative losses were recorded in AOCL.

Interest Rate Risk
The majority of our debt bears interest at variable interest rates and therefore we are subject to variability in the cash paid for interest expense. In order to mitigate a portion of this risk, we use a hedging strategy to eliminate the variability of cash flows in the interest payments associated with the first $100 million of the total variable-rate debt outstanding under our Credit Agreement that is solely due to changes in the benchmark interest rate. This strategy allows us to fix a portion of our interest payments while also taking advantage of historically low interest rates.
On June 12, 2009, we entered into a $100 million pay-fixed, receive-variable interest rate swap with a large financial institution at a fixed interest rate of 2.66%. The variable portion of the interest rate swap is tied to 1-Month LIBOR (the benchmark interest rate). The interest rates under both the interest rate swap and the underlying debt are reset, the swap is settled with the counterparty, and interest is paid, on a monthly basis. The interest rate swap expires October 12, 2012. We account for the interest rate swap as a cash flow hedge.
Foreign Currency Risk
Foreign currency exchange rate movements create a degree of risk by affecting the U.S. dollar value of assets and liabilities arising in foreign currencies. Our objective for entering into foreign currency forward contracts is to mitigate the impact of short-term currency exchange rate movements on certain short-term intercompany transactions. In order to meet that objective, we periodically enter into foreign currency forward contracts that act as economic hedges against changes in foreign currency exchange rates. These forward contracts are not designated as hedges and generally expire within the quarter that they are entered into.
Cash Flow Hedges
We include (gains) losses in AOCL in connection with our cash flow hedges. The (gains) losses related to commodity price hedges are expected to be reclassified into earnings within the next 18 months based on the prices of the commodities at settlement date. Assuming that commodity prices remain constant, $2.2 million of derivative losses are expected to be reclassified into earnings within the next 12 months. Commodity futures contracts that are designated as cash flow hedges and are in place as of June 30, 2009 are scheduled to mature through November 2010.
The (gains) losses related to our interest rate swap are expected to be reclassified into earnings within the next 40 months based on the term of the swap. Assuming that the benchmark interest rate remains constant, $1.2 million of derivative losses are expected to be reclassified into earnings within the next 12 months.
We recorded the following amounts related to our cash flow hedges (in millions):

	As of	As of
	June 30,	December 31,
	2009	2008
Commodity Price Hedges:
Losses included in AOCL, net of tax	$1.8	$21.3
Tax benefit	(1.0)	(11.9)
Interest Rate Swap:
Losses included in AOCL, net of tax	$1.2	$—
Tax benefit	(0.7)	—

We had the following outstanding futures contracts designated as cash flow hedges (in millions):

	As of	As of
	June 30,	December 31,
	2009	2008
	(pounds)	(pounds)
Copper	14.3	23.1
Derivatives not Designated as Cash Flow Hedges
For commodity derivatives not designated as cash flow hedges, we follow the same hedging strategy as for derivatives designated as cash flow hedges. We elect not to designate these derivatives as cash flow hedges at inception of the arrangement. We had the following outstanding commodity futures contracts not designated as cash flow hedges (in millions):

	As of	As of
	June 30,	December 31,
	2009	2008
	(pounds)	(pounds)
Copper	1.7	2.9
Aluminum	1.8	3.2
During the second quarter of 2009 we entered into foreign currency forward contracts with notional amounts of $41.9 million, of which $16.4 million were still outstanding at the end of the second quarter of 2009.
Information About the Location and Amounts of Derivative Instruments
For information on the location and amounts of derivative fair values in the Consolidated Balance Sheets and derivative gains and losses in the Consolidated Statements of Operations, see the tabular information presented below (in millions):
Fair Values of Derivative Instruments

	As of June 30,		As of December 31,
	2009		2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Asset Derivatives
Derivatives designated as hedging instruments under SFAS No. 133
Commodity futures contracts	Other Assets (Current)	$1.6	Other Assets (Current)	$—
Commodity futures contracts	Other Assets (Non-current)	0.6	Other Assets (Non-current)	—

		2.2		—

Derivatives not designated as hedging instruments under SFAS No. 133
Commodity futures contracts	Other Assets (Current)	$0.2	Other Assets	$—
Commodity futures contracts	Other Assets (Non-current)	0.1	Other Assets (Non-current)	—

		0.3		—

Total Asset for Derivatives		$2.5		$—

Liability Derivatives
Derivatives designated as hedging instruments under SFAS No. 133
Commodity futures contracts	Accrued Expenses	$5.0	Accrued Expenses	$31.0
Interest rate swap	Accrued Expenses	1.9	Accrued Expenses	—
Commodity futures contracts	Other Liabilities	—	Other Liabilities	2.6

		$6.9		$33.6

Derivatives not designated as hedging instruments under SFAS No. 133
Commodity futures contracts	Accrued Expenses	$1.1	Accrued Expenses	$5.5
Foreign currency forward contracts	Accrued Expenses	0.1	Accrued Expenses	—
Commodity futures contracts	Other Liabilities	—	Other Liabilities	0.3

		$1.2		$5.8

Total Liability for Derivatives		$8.1		$39.4

The Effect of Derivative Instruments on the Consolidated Statements of Operations

		Amount of Loss or (Gain) Reclassified
		from AOCL into Income
		(Effective Portion)
	Location of Loss or (Gain) Reclassified	For the Quarters		For the Six Months
Derivatives in SFAS No. 133 Cash	from AOCL into Income	Ended June 30,		Ended June 30,
Flow Hedging Relationships	(Effective Portion)	2009	2008	2009	2008

Commodity futures contracts	Cost of Goods Sold	$6.5	$(5.8)	$16.9	$(7.9)
Interest rate swap	Interest Expense, net	0.1	—	0.1	—

		$6.6	$(5.8)	$17.0	$(7.9)

		Amount of (Gain) or Loss Recognized
		in Income on Derivatives
		(Ineffective Portion)
	Location of (Gain) or Loss Recognized	For the Quarters		For the Six Months
Derivatives in SFAS No. 133 Cash	in Income on Derivatives	Ended June 30,		Ended June 30,
Flow Hedging Relationships	(Ineffective Portion)	2009	2008	2009	2008

Commodity futures contracts	Losses (Gains) and Other Expenses, net	$(0.1)	$0.1	$(0.1)	$—

		Amount of (Gain) or Loss Recognized
		in Income on
		Derivatives
Derivatives Not Designated	Location of (Gain) or Loss	For the Quarters		For the Six Months
as Hedging Instruments under	Recognized in Income on	Ended June 30,		Ended June 30,
SFAS No. 133	Derivatives	2009	2008	2009	2008

Commodity futures contracts	Losses (Gains) and Other Expenses, net	$(1.1)	$(0.3)	$(1.8)	$(3.3)
Foreign currency forward contracts	Losses (Gains) and Other Expenses, net	2.2	—	2.2	—

		$1.1	$(0.3)	$0.4	$(3.3)

6. Income Taxes:
As of June 30, 2009, we had approximately $14.6 million in total gross unrecognized tax benefits. Of this amount, $6.6 million (net of federal benefit on state issues), if recognized, would be recorded through the Consolidated Statement of Operations. Also included in the balance of unrecognized tax benefits as of June 30, 2009 are liabilities of $6.4 million that, if recognized, would be recorded as an adjustment to stockholders’ equity. As of June 30, 2009, we had recognized $1.0 million (net of federal tax benefits) in interest and penalties in income tax expense.
The Internal Revenue Service (“IRS”) has completed its examination of our consolidated tax returns for the years 2004 — 2005 and issued a Revenue Agent’s Report (“RAR”) on July 31, 2008. The IRS has proposed certain significant adjustments to our insurance deductions and research tax credits. We disagree with the RAR, which is currently under review by the administrative appeals division of the IRS, and anticipate resolution by the end of 2009. It is possible that a reduction in the unrecognized tax benefits may occur, but an estimate of the impact on the Consolidated Statement of Operations cannot be made at this time.
The IRS also completed its examination of our consolidated tax returns for the years ended 2006 — 2007 and issued an RAR on June 1, 2009. The IRS has proposed a significant adjustment to our research tax credits. We disagree with the RAR and have requested a review by the administrative appeals division of the IRS. We anticipate resolution by the end of 2009. It is possible that a reduction in the unrecognized tax benefits may occur, but an estimate of the impact on the Consolidated Statement of Operations cannot be made at this time.
We are subject to examination by numerous taxing authorities in jurisdictions such as Australia, Belgium, Canada, Germany, and the United States. We are generally no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by taxing authorities for years before 2002.
Since January 1, 2009, Wisconsin, California, Virginia and North Dakota have enacted legislation effective for tax years beginning on or after January 1, 2009, including requirements for combined reporting and changes to apportionment methods. We believe any adjustments will be immaterial.

7. Commitments and Contingencies:
We are subject to contingencies that arise in the normal course of business, including product warranties and other product related contingencies, pending litigation, environmental matters and other guarantees or claims.
We use a combination of third-party insurance and self-insurance plans (large deductible or captive) to provide protection against claims relating to contingencies such as workers’ compensation, general liability, product liability, property damage, aviation liability, directors’ and officers’ liability, auto liability, physical damage and other exposures. Of these exposures, we use self-insurance plans for workers’ compensation/employers’ liability, general liability, product liability, and auto liability. During the second quarter of 2009, these policies were written through a third-party insurance provider, which was then reinsured by our captive insurance subsidiary. Currently these policies are fronted by a commercial insurance company and we then pay the premium directly into our captive insurance company. We believe that the liability limits retained by the captive are customary for a company of our size and in our industry and are appropriate for our business.
In addition, we use third-party insurance plans for property damage, aviation liability, directors’ and officers’ liability, and other exposures. Each of these policies includes per occurrence limits. However, we also carry umbrella or excess liability insurance for all third-party and self-insurance plans, except for directors’ and officers’ liability. We believe the limit within our excess policy is adequate for companies of our size in our industry.
The self-insurance expense and liabilities are actuarially determined based on our historical claims information, as well as industry factors and trends and because we have a captive insurance company, we are required to maintain specified levels of liquid assets from which we must pay claims. The majority of our self-insured risks (excluding auto liability and physical damage) will be paid over an extended period of time. The self-insurance liabilities recorded in Accrued Expenses in the accompanying Consolidated Balance Sheets were $66.7 million at June 30, 2009 and $63.3 million as of December 31, 2008.
Total liabilities for estimated warranty are included in the following captions on the accompanying Consolidated Balance Sheets (in millions):

	As of	As of
	June 30,	December 31,
	2009	2008
Accrued Expenses	$30.6	$30.2
Other Liabilities	51.5	64.3

	$82.1	$94.5

The changes in the total warranty liabilities for the six months ended June 30, 2009 were as follows (in millions):

Total warranty liability as of December 31, 2008	$94.5

Payments made in 2009	(13.3)
Changes resulting from issuance of new warranties	12.9
Changes in estimates associated with pre-existing liabilities	(12.6)
Changes in foreign currency exchange rates	0.6

Total warranty liability as of June 30, 2009	$82.1

At the end of each accounting period, we evaluate our warranty liabilities and during the second quarter of each year, we perform a complete reevaluation of our warranty liabilities. As a result of our annual evaluation, we have recorded a reduction in warranty liabilities that is the principal amount contained within the changes in estimates associated with pre-existing liabilities of $12.6 million above. The reduction to our warranty liabilities was principally caused by lower than expected failure rates, reductions to future cost estimates, and new experience data.

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
We also may incur costs related to our products that may not be covered under our warranties and are not covered by insurance, and we may, from time to time, repair or replace installed products experiencing quality issues in order to satisfy our customers and to protect our brand. These product quality issues may be caused by vendor-supplied components that fail to meet required specifications. We have identified a product quality issue in a heating and cooling product line produced during a limited time period that we believe results from a vendor-supplied component that failed to meet required specifications. We have recorded a liability of $4.2 million for the portion of the issue that is probable and can be reliably estimated based upon the current data available. We are working to determine the scope and nature of the issue. Any additional liability resulting from the product quality issue and any related recovery from the vendor cannot be reasonably estimated at this time.
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
On June 22, 2006, we entered into an agreement with a financial institution to lease our corporate headquarters in Richardson, Texas for a term of seven years (the “Lake Park Lease”). The leased property consists of an office building of approximately 192,000 square feet, land and related improvements. Our obligations under the Lake Park Lease are secured by a pledge of our interest in the leased property and are also guaranteed by us and certain of our subsidiaries. The Lake Park Lease, as amended, contains restrictive covenants that are consistent with those of our domestic revolving credit facility. We are in compliance with these financial covenants as of June 30, 2009.
8. Lines of Credit and Financing Arrangements:
Long-Term Debt and Lines of Credit
The following tables summarize our outstanding debt obligations and the classification in the accompanying Consolidated Balance Sheets (in millions):

Description of Obligation	Short-Term	Current	Long-Term
As of June 30, 2009	Debt	Maturities	Maturities	Total
Domestic promissory notes (1)	$—	$35.0	$—	$35.0
Domestic revolving credit facility	—	—	259.0	259.0
Capital lease obligations	—	0.1	17.6	17.7
Foreign obligations	7.5	0.2	0.3	8.0

Total debt	$7.5	$35.3	$276.9	$319.7

Description of Obligation	Short-Term	Current	Long-Term
As of December 31, 2008	Debt	Maturities	Maturities	Total
Domestic promissory notes (1)	$—	$—	$35.0	$35.0
Domestic revolving credit facility	—	—	359.8	359.8
Capital lease obligations	—	0.3	18.6	18.9
Foreign obligations	6.1	0.3	0.3	6.7

Total debt	$6.1	$0.6	$413.7	$420.4

(1)	Domestic promissory notes bear interest at 8.00% and mature in 2010.

As of June 30, 2009, we had outstanding borrowings of $259.0 million and an additional $107.3 million committed to standby letters of credit under the $650 million domestic revolving credit facility. All of the remaining $283.7 million was available for future borrowings. The facility matures in October 2012.
The domestic revolving credit facility includes a subfacility for swingline loans of up to $50 million and provides for the issuance of letters of credit for the full amount of the domestic revolving credit facility. Our weighted average borrowing rate on the domestic revolving credit facility was 1.14% and 2.26% as of June 30, 2009 and December 31, 2008, respectively.
The Third Amendment and Restated Revolving Credit Facility Agreement (the “Credit Agreement”) contains financial covenants relating to leverage and interest coverage. Other covenants contained in the Credit Agreement restrict, among other things, mergers, asset dispositions, guarantees, debt, liens, acquisitions, investments, affiliate transactions and our ability to make restricted payments. The financial covenants require us to maintain a Consolidated Indebtedness to Adjusted EBITDA Ratio and a Cash Flow (defined as EBITDA minus capital expenditures) to Net Interest Expense Ratio. The required ratios as of June 30, 2009 are detailed below:

Consolidated Indebtedness to Adjusted EBITDA Ratio no greater than	3.5 : 1.0

Cash Flow to Net Interest Expense Ratio no less than	3.0 : 1.0
The Credit Agreement contains customary events of default. These events of default include nonpayment of principal or interest, breach of covenants or other restrictions or requirements, default on any other indebtedness or receivables securitizations (cross default), or bankruptcy. A cross default could occur if:
•	we fail to pay any principal or interest when due on any other indebtedness or receivables securitization of at least $40 million; or
•	we are in default on any other indebtedness or receivables securitization in an aggregate principal amount of at least $40 million; and
•	such default gives the holders the right to declare such indebtedness due and payable prior to its stated maturity.
If a cross default was to occur it could have a wider impact on our liquidity than might otherwise occur from a default of a single debt instrument or lease commitment.
If any event of default occurs and is continuing, lenders with a majority of the aggregate commitments may require the administrative agent to terminate our right to borrow under the Credit Agreement and accelerate amounts due under the Credit Agreement (except for a bankruptcy event of default, in which case, such amounts will automatically become due and payable and the lenders’ commitments will automatically terminate).
The domestic promissory notes contain the same financial covenant restrictions as the Credit Agreement listed above. As of June 30, 2009, we were in compliance with all covenant requirements. Our revolving credit facility and promissory notes are guaranteed by our material subsidiaries.
We have additional borrowing capacity through several foreign facilities governed by agreements between us and various banks, used primarily to finance seasonal borrowing needs of our foreign subsidiaries. Available capacity at June 30, 2009 and December 31, 2008 on foreign facilities were $26.7 million and $26.0 million, respectively.
During 2008, we expanded our Tifton, Georgia manufacturing facility using the proceeds from Industrial Development Bonds (“IDBs”). We entered into a lease agreement with the owner of the property and the issuer of the IDBs, and through our lease payments fund the interest payments to investors in the IDBs. We also guaranteed the repayment of the IDBs and entered into letters of credit totaling $14.5 million to fund a potential repurchase of the IDBs in the event that investors exercised their right to tender the IDBs to the Trustee. At June 30, 2009 and December 31, 2008, we recorded both a capital lease asset and a corresponding long-term obligation of $14.3 million and $15.3 million, respectively, related to these transactions.
Credit Rating
At June 30, 2009, our senior credit rating was Ba1, with a stable outlook, by Moody’s and BB+, with a stable outlook, by Standard & Poor’s Rating Group (“S&P”).

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
The ASA contains certain restrictive covenants relating to the quality of our accounts receivable and cross-default provisions with our Credit Agreement. The administrative agent under the ASA is also a participant in our Credit Agreement. The participating financial institution has an investment grade credit rating. We continue to evaluate its credit rating and have no reason to believe it will not perform under the ASA. As of June 30, 2009, we were in compliance with all covenant requirements.
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

	As of	As of
	June 30,	December 31,
	2009	2008
Eligible amount available under the ASA on qualified accounts receivable	$115.6	$91.0
Beneficial interest sold	(30.0)	(30.0)

Remaining amount available	$85.6	$61.0

Under the ASA, we pay certain discount fees to use the program and have the facility available to us. These fees relate to both the used and unused portions of the securitization. The used fee is based on the beneficial interest sold and calculated on the average floating commercial paper rate determined by the purchaser of the beneficial interest, plus a program fee of 0.75%. The rate as of June 30, 2009 and December 31, 2008 was 0.50% and 2.14%, respectively. The unused fee is based on 102% of the maximum available amount less the beneficial interest sold and calculated at 0.3% fixed rate throughout the term of the agreement. We recorded these fees in Gains and Other Expenses, net and Selling, General and Administrative Expenses in the accompanying Consolidated Statements of Operations. The amounts recorded were as follows (in millions):

	For the Quarters Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Discount fees	$0.2	$0.1	$0.4	$0.1
9. Pension and Postretirement Benefit Plans:
The components of net periodic benefit cost were as follows (in millions):

	For the Quarters Ended June 30,
	2009	2008	2009	2008
	Pension Benefits		Other Benefits
Service cost	$1.4	$1.7	$0.2	$0.2
Interest cost	4.4	4.1	0.2	0.2
Expected return on plan assets	(4.1)	(4.5)	—	—
Amortization of prior service cost	0.2	0.2	(0.5)	(0.5)
Amortization of net loss	2.2	1.2	0.3	0.3
Settlements or curtailments	0.4	1.6	—	—

Total net periodic pension cost	$4.5	$4.3	$0.2	$0.2

	For the Six Months Ended June 30,
	2009	2008	2009	2008
	Pension Benefits		Other Benefits
Service cost	$2.8	$3.5	$0.4	$0.4
Interest cost	8.7	8.2	0.4	0.4
Expected return on plan assets	(8.1)	(9.0)	—	—
Amortization of prior service cost	0.3	0.3	(1.0)	(1.0)
Amortization of net loss	4.5	2.4	0.6	0.6
Settlements or curtailments	0.4	1.6	—	—

Total net periodic pension cost	$8.6	$7.0	$0.4	$0.4

10. Comprehensive Income:
Comprehensive income for the quarters and six months ended June 30, 2009 and 2008 was computed as follows (in millions):

	For the		For the
	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net income	$31.7	$51.2	$13.6	$57.5
Foreign currency translation adjustments	38.5	6.8	27.2	15.9
Derivatives and other	7.2	(2.7)	18.1	6.0

Total comprehensive income	$77.4	$55.3	$58.9	$79.4

11. Stock-Based Compensation:
Our Amended and Restated 1998 Incentive Plan provides for various long-term incentive awards, which include stock options, performance share units, restricted stock units and stock appreciation rights.
Stock-based compensation expense of $3.1 million and $5.2 million was recognized for the quarter and six months ended June 30, 2009, respectively, and is included in Selling, General and Administrative Expenses in the accompanying Consolidated Statements of Operations. Stock-based compensation expense of $3.5 million and $6.6 million was recognized for the quarter and six months ended June 30, 2008, respectively. The decrease in stock-based compensation expense was primarily due to a decrease in the estimated pay-out percentage on outstanding performance share units in the quarters and six months ended June 30, 2009 as compared to the same periods in 2008. Cash flows from the tax benefits related to share-based payments of $0.2 million and $10.9 million were included in cash flows from financing activities for the six months ended June 30, 2009 and 2008, respectively.
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
Information on Total Restructuring Charges and Related Reserves
Restructuring charges incurred as a result of the actions include the following amounts (in millions):

	For the Quarters Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Manufacturing rationalizations	$1.3	$6.8	$8.9	$9.6
Reorganization of distribution network	0.2	—	0.3	—
Reorganizations of corporate and business unit selling and administrative functions	3.2	0.9	6.7	0.9

Total	$4.7	$7.7	$15.9	$10.5

The components of the restructuring charges recorded in the second quarter and first half of 2009 are discussed below.
The restructuring charges recorded during the second quarter and first half of 2008 related to the transition of production of selected Refrigeration products manufactured in Milperra, Australia to its sister facility in Wuxi, China, the closure and consolidation of our Refrigeration manufacturing, support and warehouse functions located in Danville, Illinois, Tifton, Georgia and Stone Mountain, Georgia operations, the closure of certain Residential Heating & Cooling operations in Lynwood, California and the consolidation of factory-built fireplace manufacturing operations into our facility in Union City, Tennessee.
Restructuring reserves are included in Accrued Expenses in the accompanying Consolidated Balance Sheets. The table below details activity within the restructuring reserves for the first half of 2009 (in millions):

	Balance as of	Charged		Non-Cash	Balance as of
	December 31,	to	Cash	Utilization	June 30,
Description of Reserves	2008	Earnings	Utilization	and Other	2009
Severance and related expense	$9.3	$8.1	$(8.8)	$—	$8.6
Asset write-offs and accelerated depreciation	—	2.8	—	(2.8)	—
Equipment moves	—	1.3	(1.3)	—	—
Lease termination	0.6	0.8	(0.5)	—	0.9
Other (1)	1.0	2.9	(2.7)	—	1.2

Total restructuring reserves	$10.9	$15.9	$(13.3)	$(2.8)	$10.7

(1)	Charges classified as ‘Other’ include $1.0 million for previously received economic development grants that will be returned as a result of the Blackville plant closure, $0.6 million of facilities clean-up and demolition costs, manufacturing inefficiencies and inventory move costs of $0.6 million, $0.5 million of third-party services related to restructuring activities and other costs of $0.2 million.
Manufacturing Rationalization Activities
Information regarding the restructuring charges related to manufacturing rationalizations is as follows (in millions):

			Total
	Charges	Charges	Charges
	Incurred in	Incurred to	Expected to
	2009	Date	be Incurred
Severance and related expense	$2.8	$14.6	$14.6
Asset write-offs and accelerated depreciation	2.7	7.6	11.4
Equipment moves	1.0	4.6	6.5
Other	2.4	12.5	14.6

Total	$8.9	$39.3	$47.1

Restructuring expense for manufacturing rationalization activities related to the following:
•	In the first quarter of 2009, we began the consolidation of Residential Heating & Cooling manufacturing operations from Blackville, South Carolina into our operations in Orangeburg, South Carolina and Saltillo, Mexico. The consolidation is expected to be completed within two years. Total restructuring charges recorded related to this action in the second quarter of 2009 were $0.8 million. Total restructuring charges recorded related to this action in the first half of 2009 were $6.1 million. These charges were primarily composed of accelerated depreciation, severance, and previously received economic development grants that will be returned as a result of the Blackville plant closure.
•	In the fourth quarter of 2007, we announced plans to close our Refrigeration operations in Danville, Illinois and consolidate Danville manufacturing, support and warehouse functions into our Tifton, Georgia and Stone Mountain, Georgia operations. The operations at Danville ceased as of the end of the first quarter of 2009 and the transition was completed in the second quarter of 2009. Total restructuring charges recorded in the second quarter of 2009 related to this action were $0.2 million. Total restructuring charges recorded in the first half of 2009 related to this action were $2.1 million. These charges were primarily composed of facility clean-up costs, equipment moving costs and manufacturing inefficiencies incurred prior to the plant closure.
•	In the second quarter of 2008, we announced the transition of production of certain Residential Heating & Cooling products from our Marshalltown, Iowa manufacturing facility to our manufacturing operations in Saltillo, Mexico. Total restructuring charges recorded in second quarter of 2009 related to this action were $0.3 million. Total restructuring charges recorded in first half of 2009 related to this action were $0.6 million. The transition was completed in the second quarter of 2009.

Reorganization of Distribution Network
In the fourth quarter of 2008, we commenced the transition of activities then performed at our North American Parts Center in Des Moines, Iowa to other locations, including our North American Distribution Center in Marshalltown, Iowa. We incurred $0.2 million of restructuring charges during the second quarter and $0.3 million of restructuring charges during the first half of 2009 related to this transition, which were primarily composed of equipment moving costs. To date, we have incurred $3.2 million, which was composed primarily of severance, and we expect the total cost to be $4.4 million related to this restructuring activity. The total cost of this restructuring activity will be composed of severance of $3.4 million, equipment moving costs of $0.3 million and other costs of $0.7 million. The transition is expected to be completed in the first quarter of 2010.
Reorganizations of Corporate and Business Unit Selling and Administrative Functions
Information regarding the restructuring charges related to the reorganization of corporate and business unit selling and administrative functions is as follows (in millions):

			Total
	Charges	Charges	Charges
	Incurred in	Incurred to	Expected to
	2009	Date	be Incurred
Severance and related expense	$5.5	$9.6	$10.5
Asset write-offs and accelerated depreciation	0.1	0.8	0.9
Lease termination	0.7	1.0	1.1
Other	0.4	1.1	1.4

Total	$6.7	$12.5	$13.9

We incurred costs related to the following restructuring actions in our selling and administrative activities:
•	During the first half of 2009, we reorganized our Commercial Heating & Cooling selling and administrative organization in the United States and Canada. As a result of this action, we recorded restructuring charges of $1.1 million during the first half of 2009. No charges were recorded during the second quarter of 2009 related to this action. The action was completed during the second quarter of 2009.
•	In the third quarter of 2008, our Commercial Heating & Cooling business unit began to reorganize its selling and administrative functions in Northern Europe through a series of restructuring actions. Total restructuring charges recorded in second quarter of 2009 related to this action were $2.1 million. Total restructuring charges recorded in first half of 2009 related to this action were $3.1 million. These actions are expected to be completed by the third quarter of 2009.
•	During the first quarter of 2009, we began to reorganize the management structure of our Refrigeration administrative and support functions across the globe. Total restructuring charges recorded in second quarter of 2009 related to this action were $0.7 million. We recorded total restructuring charges of $1.4 million during the first half of 2009 related to this action. The action will be completed during the third quarter of 2009.
•	During the first quarter of 2009, we reorganized the Residential Heating & Cooling selling and administrative organization in the United States. As a result of this action, we recorded restructuring charges of $0.4 million during the first quarter and first half of 2009. The action was completed during the second quarter of 2009.
•	During the first quarter of 2009, Service Experts began to centralize certain of its administrative and support functions through a series of restructuring actions. As a result of these actions, we recorded restructuring charges of $0.2 million during the second quarter of 2009. We recorded total restructuring charges of $0.4 million during the first half of 2009 related to this action. These actions are expected to be completed during the fourth quarter of 2009.
•	During the second quarter of 2009 we reorganized certain corporate administrative functions and we recorded $0.2 million in severance related to this action.

13. Discontinued Operations:
In the fourth quarter of 2008, our management approved a plan to discontinue operations of seven service centers within our Service Experts business segment. We decided to sell these seven centers due to current economic conditions and a history of operating losses. The related assets and liabilities for these service centers have been classified as current assets and liabilities in the accompanying Consolidated Balance Sheets. By the end of the first quarter of 2009, we had entered into agreements to sell all seven service centers.
The operating results of these centers have been classified as Discontinued Operations in the accompanying Consolidated Statements of Operations and prior period results have been reclassified to conform to the current period presentation.
A summary of net trade sales, gain on disposal of assets and liabilities and pre-tax operating losses are detailed below (in millions):

	For the Quarters Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net trade sales	$—	$3.3	$1.2	$5.9
Gain on disposal of assets and liabilities included in pre-tax operating loss	—	—	1.0	—
Pre-tax operating loss(1)	6.8	0.3	6.6	1.1
The assets and liabilities of the discontinued operations are presented as follows in the accompanying Consolidated Balance Sheets (in millions):

	As of	As of
	June 30,	December 31,
	2009	2008
Assets of discontinued operations:
Other assets	$—	$0.8
Liabilities of discontinued operations:
Accrued expenses(1)	$8.0	$3.2

(1)	Included in accrued expenses is a $7.4 million liability for litigation related to the sale of a service center in 2004 that was included in discontinued operations, for which a charge of $6.2 million was included in pre-tax operating loss during the second quarter of 2009.
14. Earnings Per Share:
Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net income by the sum of the weighted-average number of shares and the number of equivalent shares assumed outstanding, if dilutive, under our stock-based compensation plans. As of June 30, 2009, we had 84,705,778 shares issued of which 29,213,699 were held as treasury shares and were therefore excluded from the weighted-average shares outstanding.
The computations of basic and diluted earnings per share for Income from Continuing Operations were as follows (in millions, except per share data):

	For the		For the
	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net income	$31.7	$51.2	$13.6	$57.5
Add: Loss from discontinued operations	4.2	0.2	4.1	0.7

Income from continuing operations	$35.9	$51.4	$17.7	$58.2

Weighted-average shares outstanding — basic	55.4	56.2	55.3	58.2
Effect of diluted securities attributable to stock-based payments	1.2	1.8	0.6	2.0

Weighted-average shares outstanding — diluted	56.6	58.0	55.9	60.2

Earnings per share from continuing operations:
Basic	$0.65	$0.92	$0.32	$1.00
Diluted	$0.63	$0.89	$0.32	$0.97

Stock appreciation rights were outstanding, but not included in the diluted earnings per share calculation because the assumed exercise of such rights would have been anti-dilutive. The details are as follows:

	For the Six Months Ended
	June 30,
	2009	2008
Number of shares	625,334	49,700
Price ranges per share	$34.52 – 37.11	$35.82 – 43.66
15. Reportable Business Segments:
We operate in four reportable business segments of the heating, ventilation, air conditioning and refrigeration (“HVACR”) industry. Our segments are organized primarily by the nature of the products and services provided. The table below details the nature of the operations of each reportable segment:

Segment	Product or Services	Markets Served	Geographic Areas

Residential Heating & Cooling	Heating	Residential Replacement	United States
	Air Conditioning	Residential New Construction	Canada
Hearth Products

Commercial Heating & Cooling	Rooftop Products	Light Commercial	United States
	Chillers		Canada
	Air Handlers		Europe

Service Experts	Equipment Sales	Residential	United States
	Installation	Light Commercial	Canada
Maintenance
Repair

Refrigeration	Unit Coolers	Light Commercial	United States
	Condensing Units		Canada
	Other Commercial Refrigeration Products		Europe Asia Pacific South America
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
We use segment profit or loss as the primary measure of profitability to evaluate operating performance and to allocate capital resources. We define segment profit or loss as a segment’s income or loss from continuing operations before income taxes included in the accompanying Consolidated Statements of Operations:
Excluding:
•	Gains and/or losses and other expenses, net except for gains and/or losses on the sale of fixed assets.

•	Restructuring charges.

•	Goodwill and equity method investment impairments.

•	Interest expense, net.

•	Other expense, net.
Less amounts included in Losses (Gains) and Other Expenses, net:
•	Realized gains and/or losses on settled derivative contracts.

•	Foreign currency exchange gains and/or losses.

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
Net sales and segment profit (loss) by business segment, along with a reconciliation of segment profit to net earnings are shown below (in millions):

	For the Quarters Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net Sales
Residential Heating & Cooling	$379.3	$450.7	$625.6	$779.9
Commercial Heating & Cooling	162.7	229.5	294.2	394.7
Service Experts	153.7	179.6	262.9	317.1
Refrigeration	122.1	169.1	235.8	323.8
Eliminations (1)	(27.3)	(29.3)	(42.6)	(51.4)

	$790.5	$999.6	$1,375.9	$1,764.1

Segment Profit (Loss)
Residential Heating & Cooling	$39.3	$50.0	$34.5	$63.2
Commercial Heating & Cooling	19.3	26.7	21.3	32.9
Service Experts	8.7	14.3	0.7	7.4
Refrigeration	9.6	17.5	16.1	32.2
Corporate and other	(14.7)	(8.7)	(28.6)	(20.9)
Eliminations (1)	—	(0.5)	(0.4)	(2.1)

Subtotal that includes segment profit and eliminations	62.2	99.3	43.6	112.7
Reconciliation to income from continuing operations before income taxes:
Losses (gains) and other expenses, net of gain on sale of fixed assets	0.8	(4.4)	—	(7.8)
Restructuring charges	4.7	7.7	15.9	10.5
Impairment of equity method investment	—	2.3	—	2.3
Interest expense, net	1.9	3.8	3.6	6.5
Other expense, net	0.1	0.1	0.1	0.1
Less: Realized (losses) gains on settled derivative contracts (2)	(1.3)	0.6	(3.3)	1.1
Less: Foreign currency exchange (losses) gains(2)	(1.5)	4.7	(1.3)	4.8

Income from continuing operations before income taxes	$57.5	$84.5	$28.6	$95.2

(1)	Eliminations consist of intercompany sales between business segments, such as products sold to Service Experts by the Residential Heating & Cooling segment.

(2)	Realized (losses) gains on settled derivative contracts, the ineffective portion of settled cash flow hedges and foreign currency exchange (losses) gains are components of Losses (Gains) and Other Expenses, net in the accompanying Consolidated Statements of Operations.

Total assets by business segment are shown below (in millions). The assets in the Corporate segment are primarily comprised of cash, short-term investments and deferred tax assets. Assets recorded in the operating segments represent those assets directly associated with those segments.

	As of	As of
	June 30,	December 31,
	2009	2008
Total Assets
Residential Heating & Cooling	$562.5	$492.1
Commercial Heating & Cooling	282.2	319.0
Service Experts	177.2	170.6
Refrigeration	345.0	340.4
Corporate and other	247.8	345.3
Eliminations (1)	(14.7)	(8.7)

Total assets	1,600.0	1,658.7
Discontinued operations (See Note 13)	—	0.8

Total assets	$1,600.0	$1,659.5

(1)	Eliminations consist of net intercompany receivables and intercompany profit included in inventory from products sold between business segments, such as products sold to Service Experts by the Residential Heating & Cooling segment.
16. Fair Value Measurements:
Fair Value Hierarchy
The three-level fair value hierarchy for disclosure of fair value measurements defined by SFAS No. 157 is as follows:
Level 1 —	Quoted prices for identical instruments in active markets at the measurement date.

Level 2 —	Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets at the measurement date and for the anticipated term of the instrument.

Level 3 —	Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable inputs that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (in millions):

	Fair Value Measurements on a Recurring Basis as of
	June 30, 2009
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Short-term investments	$—	$33.5	$—	$33.5
Investment in marketable equity securities (1)	1.9	—	—	1.9
Derivatives, net (2)	—	2.5	—	2.5

Liabilities:
Derivatives, net (3)	$—	$8.1	$—	$8.1

(1)	Investment in marketable equity securities is recorded in Other Long-term Assets in the accompanying Consolidated Balance Sheets.

(2)	Asset derivatives are recorded in Other Assets in the accompanying Consolidated Balance Sheets. See Note 5 for more information.

(3)	Liability derivatives are recorded in Accrued Expenses and Other Liabilities in the accompanying Consolidated Balance Sheets. See Note 5 for more information.
Other Fair Value Measurements
The carrying amounts of cash and cash equivalents, accounts and notes receivable, net, accounts payable and other current liabilities approximate fair value due to the short maturities of these instruments. The fair values of each of our long-term debt instruments are based on the quoted market prices for the same issues or on the amount of future cash flows associated with each instrument using current market rates for debt instruments of similar maturities and credit risk. The estimated fair value of non-convertible long-term debt (including current maturities) was $346.7 million and $460.3 million as of June 30, 2009 and December 31, 2008, respectively. The fair values presented are estimates and are not necessarily indicative of amounts for which we could settle such instruments currently or indicative of our intent or ability to dispose of or liquidate them.
17. Subsequent Events:
We have evaluated subsequent events through July 30, 2009, which was the date the financial statements were issued.

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
The principal elements of cost of goods sold in our manufacturing operations are components, raw materials, factory overhead, labor and estimated costs of warranty expense. In our Service Experts segment, the principal components of cost of goods sold are equipment, parts and supplies and labor. The principal raw materials used in our manufacturing processes are steel, copper and aluminum. In recent years, a trend toward higher prices for these commodities and related components has challenged us and the HVACR industry in general. We partially mitigate the impact of higher commodity prices through a combination of price increases, commodity contracts, improved production efficiency and cost reduction initiatives. We also partially mitigate volatility in the prices of these commodities by entering into futures contracts and fixed forward contracts.
A substantial portion of the sales in each of our business segments is attributable to replacement business, with the balance comprised of new construction business. With the current downturn in residential and commercial new construction activity and current overall economic conditions, we are seeing a decline in the demand for the products and services we sell into these markets.
Our fiscal year ends on December 31 and our interim fiscal quarters are each comprised of 13 weeks. For convenience, throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the 13-week periods comprising each fiscal quarter are denoted by the last day of the calendar quarter.

Impact of Current Economic Environment on Our Business
The second quarter of each fiscal year is the beginning of the summer and our most profitable season. During the second quarter of 2009, we continued to face challenging market conditions. The global economic downturn has impacted consumer and business confidence and led to lower replacement and new construction business across all our end markets. While we saw a decrease in the year-over-year rate of decline in our Residential and Service Experts businesses in the second quarter from the first quarter, we saw an increase in the rate in our Commercial and Refrigeration businesses. We continued to execute on our strategic priorities to win new business, capture opportunities in the replacement market, and lower our cost structure for the current market conditions.
We are continuing to adjust to lower demand levels in the marketplace by accelerated efforts to increase our operational efficiency and reduce costs while we continue to focus on providing our customers a high level of value and service. During the second quarter of 2009, we recorded restructuring charges of $4.7 million, and during the first half of 2009 we recorded restructuring charges of $15.9 million. In addition to the savings related to restructuring activities, we believe that we will realize additional savings from lower commodity prices on certain metals and from our global sourcing initiatives for the remainder of 2009. We are also executing on additional operating efficiency and cost reduction initiatives that are designed to substantially reduce our selling, general and administrative expenses through salaried headcount reduction and other measures. Our salaried headcount is down over 9% from the beginning of 2009.
We believe that when market conditions recover, we will be well-positioned with significant upside leverage in our business model.
Company Highlights
•	Net sales for the second quarter of 2009 were $790.5 million, $209.1 million or 20.9% below the second quarter of 2008. Lower volumes of $204.3 million across all business segments negatively impacted revenues on a year-over-year basis.
•	Operational income from continuing operations for the second quarter of 2009 was $59.5 million compared to $88.4 million for the second quarter of 2008. The decline in operational income was primarily due to lower sales partially offset by savings from cost reductions and cost control initiatives.
•	Net income for the second quarter of 2009 was $31.7 million compared to $51.2 million in the same period in 2008. Diluted earnings per share was $0.56 per share in the second quarter 2009 compared to $0.88 per share in the second quarter of 2008.
•	We generated $82.7 million of cash from operating activities for the first half of 2009, compared to $23.6 million during the same period in 2008 as we continued to focus on working capital improvements. Cash from operating activities increased primarily due to favorable working capital changes and with our strong cash generation, we repaid debt of $85.7 million during the second quarter of 2009.
Results of Operations
The following table presents certain information concerning our financial results, including information presented as a percentage of net sales (dollars in millions):

	Second Quarter				Six Months Ended June 30,
	2009		2008		2009		2008
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
Net sales	$790.5	100.0%	$999.6	100.0%	$1,375.9	100.0%	$1,764.1	100.0%
Cost of goods sold	561.6	71.0	721.5	72.2	1,008.2	73.3	1,292.3	73.3

Gross profit	228.9	29.0	278.1	27.8	367.7	26.7	471.8	26.7
Selling, general and administrative expenses	165.8	21.0	187.2	18.7	322.8	23.5	371.1	21.0
Losses (gains) and other expenses, net	0.7	0.1	(4.6)	(0.5)	(0.1)	—	(7.9)	(0.4)
Restructuring charges	4.7	0.6	7.7	0.9	15.9	1.1	10.5	0.5
Impairment of equity method investment	—	—	2.3	0.2	—	—	2.3	0.1
Income from equity method investments	(1.8)	(0.2)	(2.9)	(0.3)	(3.2)	(0.2)	(6.0)	(0.3)

Operational income	$59.5	7.5%	$88.4	8.8%	$32.3	2.3%	$101.8	5.8%

Net income	$31.7	4.0%	$51.2	5.1%	$13.6	1.0%	$57.5	3.3%

The following table sets forth net sales by geographic market (dollars in millions):

	Second Quarter				Six Months Ended June 30,
	2009		2008		2009		2008
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
Geographic Market:
U.S.	$591.0	74.8%	$711.2	71.1%	$1,015.9	73.8%	$1,242.9	70.5%
Canada	82.9	10.5	105.5	10.6	141.3	10.3	187.0	10.6
International	116.6	14.7	182.9	18.3	218.7	15.9	334.2	18.9

Total net sales	$790.5	100.0%	$999.6	100.0%	$1,375.9	100.0%	$1,764.1	100.0%

Second Quarter of 2009 Compared to Second Quarter of 2008 — Consolidated Results
Net Sales
Net sales decreased 20.9% for the second quarter of 2009 as compared to the same period in 2008. The decrease in net sales was due to unfavorable impacts in sales volumes of approximately 21% across all segments and was driven by declines in the overall markets we serve. While the residential market continued to decline from a year ago, we saw the rate of decline slow in the second quarter. In the commercial and refrigeration markets, we saw the rate of decline increase. The declines in unit volumes were partially offset by pricing gains of approximately 2% and positive sales mix of almost 2%. Changes in foreign currency exchange rates adversely impacted revenues by almost 4%.
Gross Profit
Gross profit margins improved 120 basis points to 29.0% for the second quarter of 2009 compared to gross margins of 27.8% in the same period of 2008. Pricing gains increased gross profit margins by approximately 130 basis points. Gross profit margins were also positively impacted by nearly 60 basis points for the net incremental effect of warranty adjustments. However, product costs, including under-absorbed manufacturing costs, decreased gross profit margins by approximately 120 basis points. The changes in foreign currency exchange rates also had an approximate 20 basis point positive impact on our gross profit margins.
Selling, General and Administrative Expenses
SG&A expenses for the second quarter decreased by approximately $21.4 million in 2009 compared to the same period in 2008. As a percentage of total net sales, SG&A expenses were 21.0% for the second quarter of 2009 and 18.7% for the second quarter of 2008 primarily due to the decline in sales volumes at a greater pace than we were able to realize benefits from our cost reduction efforts. Selling and administrative expenses decreased generally due to cost reductions, including headcount savings, totaling approximately $13 million, and the impact of foreign exchange rates of almost $8 million. Research and development expenses remained constant as we continue to invest in future product offerings.
Losses (Gains) and Other Expenses, Net
Losses (gains) and other expenses, net for the second quarters of 2009 and 2008 included the following (in millions):

	Second Quarter
	2009	2008
Realized losses (gains) on settled futures contracts	$1.3	$(0.6)
Unrealized (gains) losses on unsettled futures contracts not designated as cash flow hedges	(2.5)	0.4
Foreign currency exchange losses (gains)	1.5	(4.7)
Other items, net	0.4	0.3

Losses (Gains) and other expenses, net	$0.7	$(4.6)

The change in gains and losses on futures contracts was primarily due to decreases in commodity prices relative to the futures contract prices during 2009 as compared to 2008 for the contracts that settled during the quarter. Conversely, the change in unrealized (gains) losses related to unsettled futures contracts not designated as cash flow hedges was primarily due to higher commodity prices relative to the futures contract prices for those contracts. For more information, see Note 5 in the Notes to the Consolidated Financial Statements. The change in foreign currency losses (gains) was primarily due to a favorable catch-up adjustment of $5.0 million related to foreign currency fluctuations on intercompany loans recorded in 2008. Additionally, we incurred foreign exchange transaction losses on intercompany transactions as the dollar weakened against certain foreign currencies.
Restructuring Charges
As part of our strategic priorities of manufacturing and sourcing excellence, distribution excellence and expense reduction, we have initiated actions designed to improve the delivery of our products to customers and also to lower our cost structure. We have begun to reorganize our sales support and administrative functions to be more effective and efficient in the markets we serve. We continue to focus on restructuring activities to position our company for profitable growth as the economy improves.
In the second quarters of 2009 and 2008, we incurred restructuring charges consisting of:

	Second Quarter
	2009	2008
Manufacturing rationalizations	$1.3	$6.8
Reorganization of distribution network	0.2	—
Reorganizations of corporate and business unit selling and administrative functions	3.2	0.9

Total	$4.7	$7.7

For further detail regarding restructuring reserves and individual restructuring actions, see Note 12 in the Notes to our Consolidated Financial Statements.
Manufacturing Rationalizations
The restructuring charges incurred in the second quarter of 2009 primarily related to the consolidation of Residential Heating & Cooling manufacturing operations from Blackville, South Carolina into our operations in Orangeburg, South Carolina and Saltillo, Mexico. The consolidation is expected to be completed within two years. These restructuring charges related to manufacturing rationalizations consisted primarily of $1.3 million of asset write-offs and accelerated depreciation.
In the future, we expect to incur additional charges of $7.8 million related to the manufacturing rationalization projects that were in process during the second quarter of 2009. Of the additional charges expected, $3.7 million is accelerated depreciation or asset impairment charges and, therefore, non-cash. We also expect to incur $2.0 million in equipment move costs and $2.1 million of other costs. Included in these other costs are $1.2 million of facility demolition and site clean-up and $0.9 million of manufacturing inefficiencies incurred prior to the plant closure.
Reorganization of North American Distribution Network
In the second quarter of 2009, we incurred $0.2 million of equipment move costs related to the transition of activities currently performed at our North American Parts Center in Des Moines, Iowa to other locations, including our North American Distribution Center in Marshalltown, Iowa.
In the future, we expect to incur additional charges of $1.2 million related to this project, consisting of $0.7 million in severance and $0.5 million in other costs, consisting of relocation, pension curtailment and facility clean-up costs. The current restructuring project is expected to be completed within two years. We anticipate that we will initiate additional restructuring activities in this area as we seek to further enhance our North American distribution network.

Reorganizations of Corporate and Business Unit Selling and Administrative Functions
The restructuring charges incurred in second quarter 2009 related primarily to the reorganization of selling and administrative functions in our European operations and included $2.6 million of severance and related charges, $0.4 million of lease termination costs, and $0.2 million of other costs.
To date and in total, we have incurred $12.5 million of restructuring charges related to reorganizations of selling and administrative functions for projects that were in process during the second quarter of 2009. Of that amount, $9.6 million was severance costs, $0.9 million was asset write-offs and accelerated depreciation, $1.0 million was lease termination costs, and the remaining $1.0 million was other charges.
In the future, we expect to incur additional charges of $1.3 million related to these projects, of which $0.9 million is expected to be severance. All of these future charges will require the use of cash.
Future Charges and Expense Savings
We anticipate incurring approximately $10.3 million of future restructuring charges relating to projects that were in process during the second quarter of 2009. Of that amount, about $3.7 million are anticipated to be non-cash charges for accelerated depreciation and asset impairments. Future cash outlays for restructuring activities that are currently in progress are estimated to be $19.8 million. These restructuring charges and cash outlays are expected to be incurred generally within the next two years.
We expect to realize $15.3 million of incremental expense savings for the remainder of 2009.
Income from Equity Method Investments
Investments over which we do not exercise control but have significant influence are accounted for using the equity method of accounting. Income from equity method investments decreased to $1.8 million in the second quarter of 2009 compared to $2.9 million during the same period in 2008 primarily due to the lowered performance of our U.S. joint venture in compressor manufacturing, which experienced reduced sales as a result of a reduction in our volume of purchases.
Interest Expense, net
Interest expense, net, decreased to $1.9 million in the second quarter of 2009 from $3.8 million during the same period in 2008. The decrease in interest expense was primarily attributable to a decrease in the average interest rate paid on variable rate debt and average amounts borrowed in the second quarter of 2009 as compared to the same period in 2008.
Income Taxes
The income tax provision was $21.6 million in the second quarter of 2009 compared to $33.1 million during the same period in 2008. The effective tax rate was 37.6% for the second quarter of 2009 as compared to 39.2% for the same period in 2008. Our effective rates differ from the statutory federal rate of 35% for certain items, such as state and local taxes, non-deductible expenses, foreign operating losses for which no tax benefits have been recognized and foreign taxes at rates other than 35%.
Discontinued Operations
Near the end of 2008, we announced plans to sell seven unprofitable service centers. We have reclassified losses related to these service centers in the second quarter of 2009 of $0.6 million to discontinued operations. This compares with losses from these discontinued operations incurred in the second quarter of 2008 of $0.3 million. We entered into agreements to sell all of these service centers during the first quarter of 2009. Also included in the loss from discontinued operations is a provision of $6.2 million for an unfavorable judgment in litigation related to the sale of a service center in 2004 that was included in discontinued operations.

Second Quarter 2009 Compared to Second Quarter 2008 — Results by Segment
Residential Heating & Cooling
The following table details our Residential Heating & Cooling segment’s net sales and profit for the second quarters of 2009 and 2008 (dollars in millions):

	Second Quarter
	2009	2008	Difference	% Change
Net sales	$379.3	$450.7	$(71.4)	(15.8)%
Profit	39.3	50.0	(10.7)	(21.4)
% of net sales	10.4%	11.1%
The decrease in net sales was due to continuing weakness in the U.S. residential new construction market and softer replacement business as consumers remain cautious in the current economic environment. Unit volumes were lower across the industry. While net sales continued to decline from a year ago, the rate of decline decreased compared to the rate in the first quarter of 2009. Product mix continued to shift towards our premium products, driven in part by government incentives to consumers for energy efficient products. Volumes decreased net sales by nearly 18% in 2009 as compared to 2008. The decreases related to net sales was partially offset by pricing gains of approximately 3% related to increases that were enacted in the later quarters of 2008 and positive sales mix of about 1%. The unfavorable impact of changes in foreign currency exchange rates decreased net sales by approximately 2%.
Changes in net sales unfavorably impacted segment profit by $9 million. In addition, product costs of $9 million, including under-absorbed manufacturing costs, also adversely impacted segment profit. Offsetting these unfavorable impacts to segment profit was an incremental favorable adjustment to our warranty liabilities of $4 million and SG&A cost reductions, including headcount savings, of $5 million.
Commercial Heating & Cooling
The following table details our Commercial Heating & Cooling segment’s net sales and profit for the second quarters of 2009 and 2008 (dollars in millions):

	Second Quarter
	2009	2008	Difference	% Change
Net sales	$162.7	$229.5	$(66.8)	(29.1)%
Profit	19.3	26.7	(7.4)	(27.7)
% of net sales	11.9%	11.6%
Our Commercial Heating & Cooling business experienced lower sales volume of 29%, primarily due to weak new construction in North America and overall weakness in European business. The unfavorable impact of changes in foreign currency exchange rates on net sales was approximately 4%. As an offset to these negative impacts to sales, we experienced pricing gains of about 1% from increases that were enacted during the later quarters of 2008 and positive sales mix of 4%.
Changes in net sales unfavorably impacted segment profit by $11 million. In addition, product costs of $3 million, including under-absorbed fixed manufacturing costs, also contributed to the decrease in segment profit. Offsetting these unfavorable impacts were SG&A cost reductions, including headcount savings, of $5 million and a favorable warranty adjustment of $2 million.
Service Experts
The following table details our Service Experts segment’s net sales and profit for the second quarters of 2009 and 2008 (dollars in millions):

	Second Quarter
	2009	2008	Difference	% Change
Net sales	$153.7	$179.6	$(25.9)	(14.4)%
Profit	8.7	14.3	(5.6)	(39.2)
% of net sales	5.7%	8.0%

The decrease in net sales was primarily due to the decline in the residential new construction and residential service and replacement markets resulting from the weakness of the U.S. economy. The sales decrease was primarily due to a volume decline of approximately 11% as both price and sales mix were relatively flat. The year-over-year rate of decline for replacements slowed as compared to the first quarter of 2009. The unfavorable impact of changes in foreign currency exchange rates decreased net sales by approximately 3%.
Changes in net sales unfavorably impacted segment profit by approximately $8 million. The lower sales volumes were partially offset by SG&A cost reductions, including headcount savings of about $2 million.
Refrigeration
The following table details our Refrigeration segment’s net sales and profit for the second quarters of 2009 and 2008 (dollars in millions):

	Second Quarter
	2009	2008	Difference	% Change
Net sales	$122.1	$169.1	$(47.0)	(27.8)%
Profit	9.6	17.5	(7.9)	(45.1)
% of net sales	7.9%	10.3%
Net sales decreased due to lower sales volumes of 22% and the unfavorable impact of changes in foreign currency exchange rates of almost 9%. Net sales were down significantly in all international markets except China. Pricing gains of approximately 3% partially offset these negative impacts.
Changes in net sales unfavorably impacted segment profit by $9 million. In addition, product costs of around $3 million, including under-absorbed manufacturing costs, also adversely impacted segment profit. The lower sales volumes were partially offset by SG&A cost reductions, including headcount savings of approximately $3 million.
Corporate and Other
Corporate and other expenses increased to $14.7 million in the second quarter of 2009, up from $8.7 million during the same period in 2008. Comparisons to the prior year were affected by a favorable adjustment for foreign currency exchange rates of approximately $5 million that was recorded in the second quarter of 2008. Also contributing to the increase in the second quarter of 2009 were higher severance charges.
Year-to-Date Through June 30, 2009 Compared to Year-to-Date Through June 30, 2008 — Consolidated Results
Net Sales
Net sales decreased 22.0% for the first half of 2009 as compared to the same period in 2008. The decrease in net sales was due to unfavorable impacts of sales volumes of over 21% across all segments and was primarily driven by declines in the overall markets we serve. The declines in unit volumes were partially offset by pricing gains of 2% and positive sales mix of 2%. Changes in foreign currency exchange rates adversely impacted revenues by almost 5%.
Gross Profit
Gross profit margins remained constant at 26.7% in the first half of 2009 despite lower volumes from the first half of 2008. Pricing gains increased gross profit margins by approximately 150 basis points. Gross profit margins were also positively impacted by nearly 35 basis points for the net incremental effect of warranty adjustments. The changes in foreign currency exchange rates also had an approximate 20 basis point positive impact on our gross profit margins. Product costs, including under-absorbed manufacturing costs, decreased gross profit margins by approximately 150 basis points.

Selling, General and Administrative Expenses
SG&A expenses for the first half decreased by over $48.3 million in 2009 as compared to the same period in 2008. As a percentage of total net sales, SG&A expenses were 23.5% for 2009 and 21.0% for 2008 primarily due to the decline in sales volumes. Selling and administrative expenses decreased generally due to cost reductions, including headcount savings, totaling approximately $31 million, and the impact of foreign exchange rates of almost $17 million. Research and development expenses remained constant as we continued to invest in future product offerings.
Gains and Other Expenses, Net
Gains and other expenses, net for the first half of 2009 and 2008 included the following (in millions):

	Six Months Ended June 30,
	2009	2008
Realized losses (gains) on settled futures contracts	$3.3	$(1.0)
Unrealized (gains) losses on unsettled futures contracts not designated as cash flow hedges	(5.2)	(2.3)
Foreign currency exchange losses (gains)	1.3	(4.8)
Other items, net	0.5	0.2

Gains and other expenses, net	$(0.1)	$(7.9)

The change in gains and losses on futures contracts was primarily due to decreases in commodity prices relative to the futures contract prices during 2009 as compared to 2008 for the contracts that settled during the period. Conversely, the change in unrealized (gains) losses related to unsettled futures contracts not designated as cash flow hedges was primarily due to higher commodity prices relative to the futures contract prices for those contracts. For more information, see Note 5 in the Notes to the Consolidated Financial Statements. The change in foreign currency losses (gains) was primarily due to a favorable catch-up adjustment of $5.0 million related to foreign currency fluctuations on intercompany loans recorded in 2008. Additionally, we incurred foreign exchange transaction losses on intercompany transactions as the dollar weakened against certain foreign currencies.
Restructuring Charges
In the first two quarters of 2009 and 2008, we incurred restructuring charges consisting of:

	Six Months Ended June 30,
	2009	2008
Manufacturing rationalizations	$8.9	$9.6
Reorganization of distribution network	0.3	—
Reorganizations of corporate and business unit selling and administrative functions	6.7	0.9

Total	$15.9	$10.5

For further detail regarding restructuring reserves and individual restructuring actions, see Note 12 in the Notes to our Consolidated Financial Statements.
Manufacturing Rationalizations
The restructuring charges incurred in the first half of 2009 primarily related to the consolidation of Residential Heating & Cooling manufacturing operations from Blackville, South Carolina into our operations in Orangeburg, South Carolina and Saltillo, Mexico. These restructuring charges related to manufacturing rationalizations included $2.8 million of severance and related charges, $2.7 million of asset write-offs and accelerated depreciation, $1.0 million of equipment move charges and $2.4 million of other costs. The other costs were primarily related to the return of previously received government economic development credits, facilities clean-up and demolition costs, and manufacturing overhead costs in significantly under-utilized facilities as production activities wind down and transition to the new facility.

Reorganization of North American Distribution Network
In the first two quarters of 2009, we incurred $0.3 million of equipment move costs related to the transition of activities currently performed at our North American Parts Center in Des Moines, Iowa to other locations, including our North American Distribution Center in Marshalltown, Iowa.
Reorganizations of Corporate and Business Unit Selling and Administrative Functions
The restructuring charges incurred in the first half of 2009 related to the reorganization of selling and administrative functions included $5.5 million of severance and related charges, $0.7 million of lease termination costs, $0.1 million of asset write-offs and accelerated depreciation and $0.4 million of other costs.
Cash Used in Restructuring Activities
Total cash paid for restructuring activities during the first half of 2009 was $13.3 million, a decrease of $3.1 million from the same period in 2008. A significant portion of this amount related to an increase in restructuring activities related to selling and administrative functions and was primarily composed of severance payments related to our various restructuring projects. We use operating cash as the funding source for restructuring activities.
Income from Equity Method Investments
Investments over which we do not exercise control but have significant influence are accounted for using the equity method of accounting. Income from equity method investments decreased to $3.2 million in the first half of 2009 compared to $6.0 million during the same period in 2008 primarily due to the weaker performance of our U.S. joint venture in compressor manufacturing, which experienced reduced sales as a result of a reduction in our volume of purchases.
Interest Expense, net
Interest expense, net decreased to $3.6 million during the first half of 2009 from $6.5 million during the same period in 2008. The decrease in interest expense was primarily attributable to a decrease in the average interest rate paid on variable rate debt and average amounts borrowed in 2009 as compared to the same period in 2008.
Income Taxes
The income tax provision was $10.9 million in the first half of 2009 compared to $37.0 million during the same period in 2008. The effective tax rate was 38.1% for the first half of 2009 as compared to 38.9% for the same period in 2008. Our effective rates differ from the statutory federal rate of 35% for certain items, such as state and local taxes, non-deductible expenses, foreign operating losses for which no tax benefits have been recognized and foreign taxes at rates other than 35%.
Discontinued Operations
Near the end of 2008, we announced plans to sell seven unprofitable service centers. As a result, we have reclassified losses related to these service centers in the first half of 2009 of $0.4 million to discontinued operations. This compares with losses from these discontinued operations incurred in the first half of 2008 of $1.1 million. Also included in the loss from discontinued operations were gains realized upon the sale of the service centers of $1.0 million. The loss from discontinued operations also includes a provision of $6.2 million for an unfavorable judgment in litigation related to the sale of a service center in 2004 that was included in discontinued operations.
Year-to-Date Through June 30, 2009 Compared to Year-to-Date Through June 30, 2008 — Results by Segment
Residential Heating & Cooling
The following table details our Residential Heating & Cooling segment’s net sales and profit for the first half of 2009 and 2008 (dollars in millions):

	Six Months Ended
	June 30,
	2009	2008	Difference	% Change
Net sales	$625.6	$779.9	$(154.3)	(19.8)%
Profit	34.5	63.2	(28.7)	(45.4)
% of net sales	5.5%	8.1%

The decrease in net sales was due to continuing weakness in the U.S. residential new construction market and softer replacement business as consumers remain cautious in the current economic environment. Unit volumes were lower across the industry. While net sales continued to decline from a year ago, the rate of decline decreased from the first quarter of 2009. Product mix continued to shift towards our premium products, driven in part by government incentives to consumers for energy efficient products. Volumes decreased net sales by nearly 23% in 2009 as compared to 2008. The unfavorable impact of changes in foreign currency exchange rates also decreased net sales by just under 2%. The decreases related to net sales were partially offset by pricing gains of almost 3% related to increases that were enacted in the later quarters of 2008 and positive sales mix of 2%.
Changes in net sales unfavorably impacted segment profit by $22 million. In addition, product costs of $11 million, including under-absorbed manufacturing costs also adversely impacted segment profit. Offsetting these unfavorable impacts to segment profit was a net incremental favorable warranty adjustment of $4 million and SG&A cost reductions, including headcount savings, of $11 million.
Commercial Heating & Cooling
The following table details our Commercial Heating & Cooling segment’s net sales and profit for the first half of 2009 and 2008 (dollars in millions):

	Six Months Ended
	June 30,
	2009	2008	Difference	% Change
Net sales	$294.2	$394.7	$(100.5)	(25.5)%
Profit	21.3	32.9	(11.6)	(35.3)
% of net sales	7.2%	8.3%
Our Commercial Heating & Cooling business experienced lower sales volumes of 26%, primarily due to weak new construction in North America and overall weakness in European business. The unfavorable impact of changes in foreign currency exchange rates on net sales was approximately 5%. As an offset to these negative impacts to sales, we experienced pricing gains of about 1% from increases that were enacted during the later quarters of 2008 and positive sales mix of 4%.
Changes in net sales unfavorably impacted segment profit by $18 million. In addition, product costs of $3 million, including under-absorbed fixed manufacturing costs, also contributed to the decrease in segment profit. Offsetting these unfavorable impacts were SG&A cost reductions, including headcount savings, of $10 million and a favorable warranty adjustment of $2 million.
Service Experts
The following table details our Service Experts segment’s net sales and profit for the first half of 2009 and 2008 (dollars in millions):

	Six Months Ended
	June 30,
	2009	2008	Difference	% Change
Net sales	$262.9	$317.1	$(54.2)	(17.1)%
Profit	0.7	7.4	(6.7)	(90.5)
% of net sales	0.3%	2.3%
The decrease in net sales was primarily due to the decline in the residential new construction and residential service and replacement end markets resulting from the weakness of the U.S. economy. The sales decrease was primarily due to sales volumes of 14% as both price and sales mix were relatively flat. The unfavorable impact of changes in foreign currency exchange rates decreased net sales by 3%.
Changes in net sales unfavorably impacted segment profit by $16 million. The lower sales volumes were partially offset by SG&A cost reductions, including headcount savings, of $7 million.

Refrigeration
The following table details our Refrigeration segment’s net sales and profit for the first half of 2009 and 2008 (dollars in millions):

	Six Months Ended
	June 30,
	2009	2008	Difference	% Change
Net sales	$235.8	$323.8	$(88.0)	(27.2)%
Profit	16.1	32.2	(16.1)	(50.0)
% of net sales	6.8%	9.9%
Net sales decreased due to lower sales volumes of almost 20% and the unfavorable impact of changes in foreign currency exchange rates of about 11%. Pricing gains of approximately 3% partially offset these negative impacts.
Changes in net sales unfavorably impacted segment profit by $16 million. In addition, product costs of $5 million, including under-absorbed manufacturing costs, also adversely impacted segment profit. The lower sales volumes were partially offset by SG&A cost reductions, including headcount savings, of $6 million.
Corporate and Other
Corporate and other expenses increased to $28.6 million in the first half of 2009, up from $20.9 million during the same period in 2008. Comparisons to the prior year were affected by a favorable adjustment for foreign currency exchange rates of approximately $5 million that was recorded in the second quarter of 2008.
Liquidity and Capital Resources
Our working capital and capital expenditure requirements are generally met through internally generated funds, our domestic revolving credit facility and our revolving period asset securitization arrangement. Working capital needs are generally greater in the first and second quarters due to the seasonal nature of our business cycle.
Statement of Cash Flows
The following table summarizes our cash activity for the six months ended June 30, 2009 and 2008 (in millions):

	2009	2008
Net cash provided by operating activities	$82.7	$23.6
Net cash used in investing activities	(20.6)	(29.2)
Net cash used in financing activities	(117.1)	(46.1)
Net Cash Provided by Operating Activities
The cash generation experienced during the first two quarters of 2009 in operating activities was primarily due to working capital improvements. The cash flow impact of changes in accounts receivable improved by $53.1 million from a year ago as we continue to aggressively pursue cash collections from customers, and from a lower accounts receivable base due to lower revenues. The cash flow impact from changes in inventory improved $64.7 million due to the continued focus on our investment in inventory and also due to lower production volumes. These favorable operating cash flow impacts were partially offset by changes in accounts payable of $59.7 million due to lower inventory purchases than a year ago.
There were several other events that significantly impacted our cash flows from operations during the first two quarters of 2009. During the first two quarters of 2009, we received cash of $37.4 million from collateral previously posted related to commodity hedge derivative losses that we incurred in the last half of 2008. No similar transaction occurred in the prior year period. We also increased the pace of our restructuring activities and the cash used related to these activities increased by $8.6 million.

Net Cash Used in Investing Activities
Capital expenditures in the first two quarters of 2009 were $21.6 million, which was relatively flat as compared with capital expenditures of $22.5 million incurred in the first two quarters of 2008. Capital expenditures for the first two quarters of 2009 were principally driven by:
•	Purchases of production equipment in our Residential Heating & Cooling and Commercial Heating & Cooling segments,
•	Purchases of systems and software to support our regional distribution center initiative as well as the overall enterprise,
•	Expenditures for plant consolidations, and
•	Spending for our Saltillo, Mexico facility.
Net cash used in investing activities for the first two quarters of 2009 included net purchases of $0.2 million for net short-term investments compared to $7.1 million in the same period of 2008.
Net Cash Used in Financing Activities
Due to our strong working capital position, we repaid on a net basis, $101.0 million of debt during the first two quarters of 2009. This compares to a net borrowing in the first two quarters of 2008 of $261.8 million which was primarily used to repurchase $307.0 million of our common stock. Also, both the proceeds from the exercise of stock options and the related tax benefits declined, in total $21.6 million due to lower volumes of stock option exercises and as the result of lower common stock price. We paid a total of $15.5 million in dividends on our common stock in the first two quarters of 2009 as compared to $24.6 million in the same period of 2008. The primary reasons for the decrease in cash dividends paid is the reduction in outstanding shares due to the repurchase of common stock under our share repurchase program as well as the deferral of payment of the second quarter 2009 dividend until the third quarter of 2009 to even out the dividend payments throughout the calendar year.
Debt Position and Financial Leverage
Our debt-to-total capital ratio decreased to 39% as of June 30, 2009 from 48% as of December 31, 2008 due to lower outstanding debt and increased equity.
The following tables summarize our outstanding debt obligations and the classification in the accompanying Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008 (in millions):

Description of Obligation	Short-Term	Current	Long-Term
As of June 30, 2009	Debt	Maturities	Maturities	Total
Domestic promissory notes (1)	$—	$35.0	$—	$35.0
Domestic revolving credit facility	—	—	259.0	259.0
Capital lease obligations	—	0.1	17.6	17.7
Foreign obligations	7.5	0.2	0.3	8.0

Total Debt	$7.5	$35.3	$276.9	$319.7

Description of Obligation	Short-Term	Current	Long-Term
As of December 31, 2008	Debt	Maturities	Maturities	Total
Domestic promissory notes (1)	$—	$—	$35.0	$35.0
Domestic revolving credit facility	—	—	359.8	359.8
Capital lease obligations	—	0.3	18.6	18.9
Foreign obligations	6.1	0.3	0.3	6.7

Total Debt	$6.1	$0.6	$413.7	$420.4

(1)	Domestic promissory notes bear interest at 8.00% and mature in 2010.

As of June 30, 2009, we had outstanding borrowings of $259.0 million and $107.3 million was committed to standby letters of credit under the $650.0 million domestic revolving credit facility. All of the remaining $283.7 million was available for future borrowing. The facility matures in October 2012.
The domestic revolving credit facility includes a subfacility for swingline loans of up to $50 million and provides for the issuance of letters of credit for the full amount of the domestic revolving credit facility. Our weighted average borrowing rate on the domestic revolving credit facility was 1.14% and 2.26% as of June 30, 2009 and December 31, 2008, respectively.
The Third Amendment and Restated Revolving Credit Facility Agreement (the “Credit Agreement”) contains financial covenants relating to leverage and interest coverage. Other covenants contained in the Credit Agreement restrict, among other things, mergers, asset dispositions, guarantees, debt, liens, acquisitions, investments, affiliate transactions and our ability to make restricted payments. The financial covenants require us to maintain defined levels of Consolidated Indebtedness to Adjusted EBITDA Ratio and a Cash Flow (defined as EBITDA minus capital expenditures) to Net Interest Expense Ratio. The required ratios as of June 30, 2009 are detailed below:

Consolidated Indebtedness to Adjusted EBITDA Ratio no greater than	3.5 : 1.0

Cash Flow to Net Interest Expense Ratio no less than	3.0 : 1.0
The Credit Agreement contains customary events of default. These events of default include nonpayment of principal or interest, breach of covenants or other restrictions or requirements, default on any other indebtedness or receivables securitizations (cross default), or bankruptcy. A cross default could occur if:
•	we fail to pay any principal or interest when due on any other indebtedness or receivables securitization of at least $40 million; or
•	we are in default on any other indebtedness or receivables securitization in an aggregate principal amount of at least $40 million; and
•	such default gives the holders the right to declare such indebtedness due and payable prior to its stated maturity.
If a cross default was to occur it could have a wider impact on our liquidity than might otherwise occur from a default of a single debt instrument or lease commitment.
If any event of default occurs and is continuing, lenders with a majority of the aggregate commitments may require the administrative agent to terminate our right to borrow under the Credit Agreement and accelerate amounts due under the Credit Agreement (except for a bankruptcy event of default, in which case, such amounts will automatically become due and payable and the lenders’ commitments will automatically terminate).
The domestic promissory notes contain the same financial covenant restrictions as the Credit Agreement listed above. As of June 30, 2009, we were in compliance with all covenant requirements. Our domestic revolving credit facility and promissory notes are guaranteed by our material subsidiaries.
We have additional borrowing capacity through several foreign facilities governed by agreements between us and various banks. These borrowings are used primarily to finance seasonal borrowing needs of our foreign subsidiaries. Available capacity at June 30, 2009 and December 31, 2008 on foreign facilities were $26.7 million and $26.0 million, respectively.
Under our revolving period asset securitization arrangement (“ASA”), we are eligible to transfer beneficial interests in a portion of our trade accounts receivable to third parties in exchange for cash. Our continued involvement in the transferred assets is limited to servicing. These transfers are accounted for as sales rather than secured borrowings. The fair values assigned to the retained and transferred interests are based primarily on the receivables’ carrying value given the short term to maturity and low credit risk. The ASA provides for a maximum securitization amount of $125 million or 100% of the net pool balance as defined by the ASA. However, eligibility for securitization is limited based on the amount and quality of the accounts receivable and is calculated monthly. Subsequent to December 31, 2008, the amount eligible for securitization declined primarily due to lower sales and increased cash collections. The credit quality of those accounts receivable was not materially different from that at December 31, 2008. The beneficial interest sold cannot exceed the maximum amount even if our qualifying accounts receivable is greater than the maximum amount at any point in time. The eligible amounts available were as follows (in millions):

	As of	As of
	June 30,	December 31,
	2009	2008
Eligible amount available under the ASA on qualified accounts receivable	$115.6	$91.0
Beneficial interest sold	(30.0)	(30.0)

Remaining amount available	$85.6	$61.0

As of June 30, 2009 and December 31, 2008, $17.4 million and $7.1 million, respectively of cash and cash equivalents were restricted primarily due to routine lockbox collections and letters of credit issued with respect to the operations of our captive insurance subsidiary, which expire on December 31, 2009, and will be renewed upon expiration. These letters of credit can be transferred to our revolving lines of credit as needed.

We periodically review our capital structure, including our domestic revolving credit facility, to ensure that it has adequate liquidity. We believe that cash flows from operations, as well as available borrowings under our revolving credit facility and other existing sources of funding, will be sufficient to fund our operations for the foreseeable future and share repurchases during the term of the 2008 Share Repurchase Plan.
As a result of the declines in the securities markets as a whole, which primarily occurred in 2008, the fair value of pension plan assets has also declined. A continued decline in fair value of our pension plan assets could result in increased pension contributions.
Off-Balance Sheet Arrangements
In addition to the revolving and term loans described above, we utilize the following financing arrangements in the course of funding our operations:
•	Transfers of accounts receivable under the ASA are accounted for as sales rather than secured borrowings and are reported as a reduction of Accounts and Notes Receivable, Net in the Consolidated Balance Sheets. As of June 30, 2009 and December 31, 2008, we sold $30.0 million in beneficial interests to third parties.
•	We also lease real estate and machinery and equipment pursuant to leases that, in accordance with generally accepted accounting principles, are not capitalized on the balance sheet, including high-turnover equipment such as autos and service vehicles and short-lived equipment such as personal computers.
Commitments, Contingencies and Guarantees
We are subject to contingencies that arise in the normal course of business, including product warranties and other product related contingencies, pending litigation, environmental matters and other guarantees or claims.
We use a combination of third-party insurance and self-insurance plans (large deductible or captive) to provide protection against claims relating to contingencies such as workers’ compensation, general liability, product liability, property damage, aviation liability, directors’ and officers’ liability, auto liability, physical damage and other exposures. Of these exposures, we use self-insurance plans for workers’ compensation/employers’ liability, general liability, product liability, and auto liability. During the second quarter of 2009, these policies were written through a third-party insurance provider, which was then reinsured by our captive insurance subsidiary. Currently these policies are fronted by a commercial insurance company and we then pay the premium directly into our captive insurance company. We believe that the liability limits retained by the captive are customary for a company of our size and in our industry and are appropriate for our business.
In addition, we use third-party insurance plans for property damage, aviation liability, directors’ and officers’ liability, and other exposures. Each of these policies includes per occurrence limits. However, we also carry umbrella or excess liability insurance for all third-party and self-insurance plans, except for directors’ and officers’ liability. We believe the limit within our excess policy is adequate for companies of our size in our industry.
The self-insurance expense and liabilities are actuarially determined based on our historical claims information, as well as industry factors and trends and because we have a captive insurance company, we are required to maintain specified levels of liquid assets from which we must pay claims. The majority of our self-insured risks (excluding auto liability and physical damage) will be paid over an extended period of time. The self-insurance liabilities recorded in Accrued Expenses in the accompanying Consolidated Balance Sheets were $66.7 million at June 30, 2009 and $63.3 million as of December 31, 2008.
The estimate of our liability for future warranty costs requires us to make significant assumptions about the amount, timing and nature of the costs we will incur in the future. We review the assumptions used to determine the liability periodically and we adjust our assumptions based upon factors such as actual failure rates and cost experience. Numerous factors could affect actual failure rates and cost experience, including the amount and timing of new product introductions, changes in manufacturing techniques or locations, components or suppliers used. In recent years, changes in the warranty liability as the result of the issuance of new warranties and the payments made have remained relatively stable. Should actual warranty costs differ from our estimates, we may be required to record adjustments to accruals and expense in the future. At the end of each accounting period, we evaluate our warranty liabilities and during the second quarter of each year, we perform a complete reevaluation of our warranty liabilities. As a result of our annual evaluation, we have recorded a reduction to the warranty liability that is the principal amount contained within changes in estimates associated with pre-existing liabilities of $12.6 million. The reduction to our warranty liabilities was principally caused by lower than expected failure rates, reductions to future cost estimates, and new experience data.

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
We also may incur costs related to our products that may not be covered under our warranties and are not covered by insurance, and we may, from time to time, repair or replace installed products experiencing quality issues in order to satisfy our customers and to protect our brand. These product quality issues may be caused by vendor-supplied components that fail to meet required specifications. We have identified a product quality issue in a heating and cooling product line produced during a limited time period that we believe results from a vendor-supplied component that failed to meet required specifications. We have recorded a liability of $4.2 million for the portion of the issue that is probable and can be reliably estimated based upon the current data available. We are working to determine the scope and nature of the issue. Any additional liability resulting from the product quality issue and any related recovery from the vendor cannot be reasonably estimated at this time.
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
On June 22, 2006, we entered into an agreement with a financial institution to lease our corporate headquarters in Richardson, Texas for a term of seven years (the “Lake Park Lease”). The leased property consists of an office building of approximately 192,000 square feet, land and related improvements. Our obligations under the Lake Park Lease are secured by a pledge of our interest in the leased property and are also guaranteed by us and certain of our subsidiaries. The Lake Park Lease, as amended, contains restrictive covenants that are consistent with those of our domestic revolving credit facility. We are in compliance with these financial covenants as of June 30, 2009.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Commodity Price Risk
We enter into commodity futures contracts to stabilize prices expected to be paid for raw materials and parts containing high copper and aluminum content. These contracts are for quantities equal to or less than quantities expected to be consumed in future production.
Fluctuations in metal commodity prices impact the value of the derivative instruments that we hold. When metal commodity prices rise, the fair value of our futures contracts increases and conversely, when commodity prices fall, the fair value of our futures contracts decreases. In the fourth quarter of 2008, metal prices fell significantly and as a result, we recorded derivative losses, net of tax, of $1.8 million and $21.3 million in AOCL as of June 30, 2009 and December 31, 2008, respectively. We believe that this decline in metal prices was an extraordinary event because of its size and its occurrence over a relatively short timeframe.

Information about our exposure to market risks related to metal commodity prices and a sensitivity analysis related to our metal commodity hedges is presented below (in millions):

Notional amount (pounds)	17.8
Carrying amount and fair value of liability	$3.7
Change in fair value from 10% change in forward prices	$3.7
Interest Rate Risk
Our results of operations can be affected by changes in interest rates due to variable rates of interest on our revolving credit facilities, cash, cash equivalents and short-term investments. Based on our best estimates of projected cash flows and debt activity, a 100 basis point change in interest rates would impact our results of operations by approximately $1.9 million annually.
In order to partially mitigate interest rate risk, we use a hedging strategy to eliminate the variability of cash flows in the interest payments for the first $100 million of the total variable-rate debt outstanding under the Credit Agreement that is solely due to changes in the benchmark interest rate. This strategy allows us to fix a portion of our interest payments while also taking advantage of historically low interest rates.
On June 12, 2009, we entered into a $100 million pay-fixed, receive-variable interest swap with a large financial institution at a fixed interest rate of 2.66%. The variable portion of the interest rate swap is tied to 1-Month LIBOR (the benchmark interest rate). The interest rates under both the interest rate swap and the underlying debt are reset, the swap is settled with the counterparty, and interest is paid, on a monthly basis. The interest rate swap expires October 12, 2012. We account for the interest rate swap as a cash flow hedge.
Information about our exposure to interest rate risk and a sensitivity analysis related to our interest rate swap is presented below (in millions):

Notional amount	$100.0
Impact of a 100 basis point change in the benchmark interest rate:
Carrying amount and fair value of asset	$1.3
Interest expense	$1.0
Foreign Currency Exchange Rate Risk
Our results of operations can be affected by changes in exchange rates. Net sales and expenses in foreign currencies are translated into U.S. dollars for financial reporting purposes based on the average exchange rate for the period. Net sales from outside the United States represented 25.2% and 28.9% of total net sales for the quarters ended June 30, 2009 and 2008, respectively. Historically, foreign currency translation gains (losses) have not had a material effect on our overall operations. As of June 30, 2009, the impact to segment (loss) profit of a 10% change in foreign currency exchange rates is estimated to be approximately $0.6 million on an annual basis.

Item 4. Controls and Procedures.
Disclosure Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934 (Exchange Act), we carried out an evaluation, under the supervision and with the participation of our current management, including our Chief Executive Officer and Interim Chief Financial Officer (our principal executive officer and principal financial officer, respectively), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on that evaluation, the Chief Executive Officer and Interim Chief Financial Officer have concluded that, as of June 30, 2009, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit to the Exchange Act is recorded, processed, summarized and reported to be disclosed within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to management, including our Chief Executive Officer and Interim Chief Financial Officer to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
During the quarter ended June 30, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
There have been no significant changes concerning our legal proceedings since December 31, 2008. See Note 7 in the Notes to the Consolidated Financial Statements set forth in Part I, Item 1, of this Quarterly Report on Form 10-Q for additional discussion regarding legal proceedings.
Item 1A. Risk Factors.
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on information currently available to management as well as management’s assumptions and beliefs. All statements, other than statements of historical fact, included in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements identified by the words “may,” “will,” “should,” “plan,” “predict,” “anticipate,” “believe,” “intend,” “estimate” and “expect” and similar expressions. Examples of forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to (1) projections of revenues, cost of raw materials, income or loss, earnings or loss per share, capital expenditures, growth prospects, dividends, the effect of currency translations, capital structure, and other financial items, (2) statements of our plans and objectives or estimates or predictions of actions by customers, suppliers, competitors or regulating authorities, (3) statements of future economic performance and (4) statements of assumptions, such as the prevailing weather conditions in our market areas, underlying other statements and statements about us or our business.
Such statements reflect our current views with respect to future events, based on what we believe are reasonable assumptions; however, such statements are subject to certain risks and uncertainties that may affect our performance and results of operations, including, but not limited to:
•	economic risks due to global general business, economic and market conditions, including the likely duration and severity of the current disruption in financial markets and adverse economic conditions in the U.S. and other countries;
•	our ability to obtain new debt or equity financing on acceptable terms or at all, or to access amounts currently available under our domestic revolving credit facility or revolving period asset securitization agreement;
•	the conditions of the U.S. construction industry;
•	the effect of cooler than normal summers and warmer than normal winters on our sales;.
•	the effects of price increases or significant supply interruptions on our results of operations;
•	costs incurred as a result of warranty and product liability claims and the effect of such costs on our results of operations;
•	our ability to compete favorably in the highly competitive HVACR business;
•	our ability to effect successful actions to reduce costs and expenses;
•	our ability to successfully develop and market new products;
•	our ability to successfully integrate and operate businesses that we may acquire;
•	our ability to address the effect of any production interruptions or labor stoppages;
•	our ability to successfully manage regulatory, tax and legal matters (including product liability, labor relations and environmental matters);

•	risks from operating internationally, including risks associated with foreign currency fluctuations and changes in local government regulation;
•	the effect of any future determination that a significant impairment of the value of our goodwill intangible asset has occurred on our results of operations; and
•	the specific uncertainties discussed elsewhere in this Quarterly Report on Form 10-Q, the risk factors set forth in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, and those set forth in Part II, “Item 1A. Risk Factors” of this report, if any.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On June 2, 2008, we announced that our Board of Directors approved a new share repurchase plan for $300 million, pursuant to which we are authorized to repurchase shares of our common stock through open market purchases (the “2008 Share Repurchase Plan”). The 2008 Share Repurchase Plan has no stated expiration date. In the second quarter of 2009, we repurchased shares of our common stock as follows:

				Approximate
				Dollar
				Value of Shares
		Average		that
		Price	Total Number of	may yet be
		Paid per	Shares Purchased	Purchased
	Total Number	Share	As Part of Publicly	Under the Plans or
	of Shares	(including	Announced Plans	Programs
Period	Purchased(1)	fees)	or Programs	(in millions)
April 1 through April 30	2,228	$26.83	—	$285.3

May 1 through May 31	328	$32.33	—	$285.3

June 1 through June 30	1,012	$33.62	—	$285.3

	3,568	$29.26	—

(1)	Since there were no repurchases under the 2008 Share Repurchase Plan in the second quarter of 2009, this column reflects the surrender to LII of 3,568 shares of common stock to satisfy tax-withholding obligations in connection with the vesting of restricted stock and performance share units.
Item 4. Submission of Matters to a Vote of Security Holders.
Our 2009 Annual Meeting of Stockholders (“Annual Meeting”) was held on May 21, 2009. At the Annual Meeting, our stockholders (i) elected four directors with terms expiring at our 2012 Annual Meeting of Stockholders and (ii) approved our proposal to ratify the appointment of KPMG LLP as our independent registered public accounting firm for the 2009 fiscal year. Stockholders representing 51,168,241 shares of our common stock were present, in person or represented by proxy, at the Annual Meeting.

The voting results at the Annual Meeting for the election of directors were as follows:

Directors	For	Withheld

Linda G. Alvarado	49,007,786	2,160,455

Steven R. Booth	50,731,276	436,965

John E. Major	50,319,713	848,528

Jeffrey D. Storey, M.D.	50,710,099	458,142
Following the Annual Meeting, Todd M. Bluedorn, Janet K. Cooper, C.L. (Jerry) Henry, Terry D. Stinson, and Richard L. Thompson, having terms expiring in 2010, and James J. Byrne, John W. Norris, III, Paul W. Schmidt, having terms expiring in 2011, continued in office.
The voting results at the Annual Meeting for the proposal to ratify the appointment of KPMG LLP as our independent registered public accounting firm for the 2009 fiscal year were as follows:

Shares

For:	50,914,669

Against:	233,700

Abstain:	19,872
Item 6. Exhibits.

10.1	—
Third Amended and Restated Credit Agreement, dated October 12, 2007 (including Exhibits and Schedules), among LII, Bank of America, N.A., as administrative agent, swingline lender and issuing bank, JPMorgan Chase Bank, N.A. and Wachovia Bank, National Association, as co-syndication agents, and the Lenders party thereto (filed herewith).

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

LENNOX INTERNATIONAL INC.

Date: July 30, 2009

/s/ Roy A. Rumbough, Jr.
Roy A. Rumbough, Jr.
Interim Chief Financial Officer (on behalf of registrant and as principal financial officer)

EXHIBIT INDEX

10.1	—
Third Amended and Restated Credit Agreement, dated October 12, 2007 (including Exhibits and Schedules), among LII, Bank of America, N.A., as administrative agent, swingline lender and issuing bank, JPMorgan Chase Bank, N.A. and Wachovia Bank, National Association, as co-syndication agents, and the Lenders party thereto (filed herewith).

31.1	—	Certification of the principal executive officer (filed herewith).

31.2	—	Certification of the principal financial officer (filed herewith).

32.1	—	Certification of the principal executive officer and the principal financial officer pursuant to 18 U.S.C. Section 1350 (filed herewith).