Form 10-Q
period 2009-09-30
LENNOX INTERNATIONAL INC
filed 2009-10-26
CIK 1069202

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009
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
Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
Yes ☐ No ☑
As of October 19, 2009, the number of shares outstanding of the registrant’s common stock, par value $.01 per share, was 55,972,809.

LENNOX INTERNATIONAL INC.
FORM 10-Q
For the Three and Nine Months Ended September 30, 2009
INDEX

Page

Part I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets — September 30, 2009 (Unaudited) and December 31, 2008	3

Consolidated Statements of Operations (Unaudited) — Three and Nine Months Ended September 30, 2009 and 2008	4

Consolidated Statements of Stockholders’ Equity and Comprehensive (Loss) Income — Nine Months Ended September 30, 2009 (Unaudited) and Year Ended December 31, 2008	5

Consolidated Statements of Cash Flows (Unaudited) — Nine Months Ended September 30, 2009 and 2008	6

Notes to Consolidated Financial Statements (Unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3. Quantitative and Qualitative Disclosures About Market Risk	41

Item 4. Controls and Procedures	42

Part II. Other Information

Item 1. Legal Proceedings	43

Item 1A. Risk Factors	43

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	44

Item 6. Exhibits	44

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.
LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	As of	As of
	September 30,	December 31,
	2009	2008
	(unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$101.9	$122.1
Short-term investments	—	33.4
Accounts and notes receivable, net	387.3	363.4
Inventories, net	274.6	297.3
Deferred income taxes	9.5	24.2
Other assets	51.9	94.8

Total current assets	825.2	935.2
PROPERTY, PLANT AND EQUIPMENT, net	329.9	329.4
GOODWILL	253.1	232.3
DEFERRED INCOME TAXES	104.9	113.5
OTHER ASSETS, net	49.5	49.1

TOTAL ASSETS	$1,562.6	$1,659.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$5.6	$6.1
Current maturities of long-term debt	35.6	0.6
Accounts payable	279.7	234.1
Accrued expenses	315.4	331.5
Income taxes payable	—	3.7

Total current liabilities	636.3	576.0
LONG-TERM DEBT	159.9	413.7
POSTRETIREMENT BENEFITS, OTHER THAN PENSIONS	11.9	12.5
PENSIONS	101.7	107.7
OTHER LIABILITIES	75.3	91.0

Total liabilities	985.1	1,200.9
COMMITMENTS AND CONTINGENCIES STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 200,000,000 shares authorized, 85,193,639 shares and 84,215,904 shares issued for 2009 and 2008, respectively	0.9	0.8
Additional paid-in capital	831.9	805.6
Retained earnings	560.1	538.8
Accumulated other comprehensive loss	(24.5)	(98.8)
Treasury stock, at cost, 29,223,965 shares and 29,109,058 shares for 2009 and 2008, respectively	(790.9)	(787.8)

Total stockholders’ equity	577.5	458.6

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,562.6	$1,659.5

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share data)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008

NET SALES	$749.5	$959.9	$2,114.0	$2,702.8
COST OF GOODS SOLD	526.4	690.6	1,525.7	1,967.7

Gross profit	223.1	269.3	588.3	735.1
OPERATING EXPENSES:
Selling, general and administrative expenses	158.4	168.6	477.8	535.0
(Gains) losses and other expenses, net	(2.1)	3.2	(2.3)	(4.8)
Restructuring charges	11.5	8.4	27.4	18.9
Impairment of equity method investment	—	—	—	2.3
Income from equity method investments	(2.4)	(2.0)	(5.6)	(8.0)

Operational income from continuing operations	57.7	91.1	91.0	191.7
INTEREST EXPENSE, net	2.2	3.9	6.1	10.7
OTHER EXPENSE, net	0.1	0.1	0.2	0.2

Income from continuing operations before income taxes	55.4	87.1	84.7	180.8
PROVISION FOR INCOME TAXES	21.7	32.3	32.8	68.9

Income from continuing operations	33.7	54.8	51.9	111.9
DISCONTINUED OPERATIONS:
Loss (income) from discontinued operations	2.9	(0.1)	10.2	(0.5)
Income tax benefit	(0.2)	—	(3.0)	—

Loss (income) from discontinued operations	2.7	(0.1)	7.2	(0.5)

Net income	$31.0	$54.9	$44.7	$112.4

EARNINGS PER SHARE — BASIC:
Income from continuing operations	$0.60	$0.99	$0.94	$1.96
Loss from discontinued operations	(0.05)	—	(0.13)	—

Net income	$0.55	$0.99	$0.81	$1.96

EARNINGS PER SHARE — DILUTED:
Income from continuing operations	$0.59	$0.96	$0.92	$1.89
(Loss) income from discontinued operations	(0.05)	—	(0.13)	0.01

Net income	$0.54	$0.96	$0.79	$1.90

AVERAGE SHARES OUTSTANDING:
Basic	55.8	55.3	55.5	57.2
Diluted	57.1	57.0	56.3	59.1

CASH DIVIDENDS DECLARED PER SHARE	$0.14	$0.14	$0.42	$0.42
The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE (LOSS) INCOME
For the Nine Months Ended September 30, 2009 (unaudited) and the Year Ended December 31, 2008
(In millions, except per share data)

					Accumulated
	Common Stock		Additional		Other	Treasury	Total
	Issued		Paid-In	Retained	Comprehensive	Stock	Stockholders’	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	at Cost	Equity	(Loss) Income
BALANCE AS OF DECEMBER 31, 2007	81.9	$0.8	$760.7	$447.4	$63.6	$(464.0)	$808.5

Net income	—	—	—	122.8	—	—	122.8	$122.8
Dividends, $0.56 per share	—	—	—	(31.4)	—	—	(31.4)	—
Foreign currency translation adjustments, net	—	—	—	—	(84.9)	—	(84.9)	(84.9)
Pension and postretirement liability changes, net of tax benefit of $35.1	—	—	—	—	(55.9)	—	(55.9)	(55.9)
Stock-based compensation expense	—	—	11.8	—	—	—	11.8	—
Derivatives and other, net of tax benefit of $12.3	—	—	—	—	(21.6)	—	(21.6)	(21.6)
Common stock issued	2.3	—	19.7	—	—	—	19.7	—
Treasury stock purchases	—	—	—	—	—	(323.8)	(323.8)	—
Tax benefits of stock-based compensation	—	—	13.4	—	—	—	13.4	—

Comprehensive loss	—	—	—	—	—	—	—	$(39.6)

BALANCE AS OF DECEMBER 31, 2008	84.2	$0.8	$805.6	$538.8	$(98.8)	$(787.8)	$458.6

Net income	—	—	—	44.7	—	—	44.7	$44.7
Dividends, $0.42 per share	—	—	—	(23.4)	—	—	(23.4)	—
Foreign currency translation adjustments, net	—	—	—	—	51.0	—	51.0	51.0
Stock-based compensation expense	—	—	9.0	—	—	—	9.0	—
Derivatives and other, net of tax provision of $12.8	—	—	—	—	23.3	—	23.3	23.3
Common stock issued	1.0	0.1	7.6	—	—	—	7.7	—
Treasury stock purchases	—	—	—	—	—	(3.1)	(3.1)	—
Tax benefit of stock-based compensation	—	—	4.3	—	—	—	4.3	—
Other tax related items	—	—	5.4	—	—	—	5.4	—

Comprehensive income	—	—	—	—	—	—	—	$119.0

BALANCE AS OF SEPTEMBER 30, 2009	85.2	$0.9	$831.9	$560.1	$(24.5)	$(790.9)	$577.5

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2009 and 2008
(Unaudited, in millions)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$44.7	$112.4
Adjustments to reconcile net income to net cash provided by operating activities:
Income from equity method investments	(5.6)	(8.0)
Dividends from affiliates	6.8	—
Restructuring expenses, net of cash paid	11.9	(3.2)
Impairment of assets held for sale and equity method investment	2.1	2.3
Unrealized (gain) loss on derivative contracts	(6.3)	0.4
Return of collateral posted for hedges	37.9	—
Stock-based compensation expense	9.0	8.3
Depreciation and amortization	39.2	38.4
Deferred income taxes	12.5	8.6
Other items, net	29.4	9.7
Changes in assets and liabilities, net of effect of acquisitions and divestitures:
Accounts and notes receivable	(18.9)	(78.3)
Inventories	21.1	(34.1)
Other current assets	16.2	(1.7)
Accounts payable	37.3	68.8
Accrued expenses	(1.9)	(4.2)
Income taxes payable and receivable	0.4	21.5
Other	(22.5)	(1.1)

Net cash provided by operating activities	213.3	139.8

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the disposal of property, plant and equipment	0.9	0.5
Purchases of property, plant and equipment	(33.9)	(38.3)
Proceeds from sales of affiliates	0.5	—
Return of investment	0.7	—
Purchases of short-term investments	(16.9)	(53.4)
Proceeds from sales and maturities of short-term investments	50.2	46.7

Net cash provided by (used in) investing activities	1.5	(44.5)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term (payments) borrowing	(1.0)	0.1
Payments on long-term notes	(1.5)	(25.2)
Revolver long-term (payments) borrowings, net	(217.3)	202.0
Proceeds from stock option exercises	7.6	16.1
Repurchases of common stock	(3.1)	(307.6)
Excess tax benefits related to share-based payments	3.4	12.1
Cash dividends paid	(23.2)	(32.4)

Net cash used in by financing activities	(235.1)	(134.9)

DECREASE IN CASH AND CASH EQUIVALENTS	(20.3)	(39.6)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	0.1	1.2
CASH AND CASH EQUIVALENTS, beginning of period	122.1	145.5

CASH AND CASH EQUIVALENTS, end of period	$101.9	$107.1

Supplementary disclosures of cash flow information:
Cash paid during the period for:
Interest	$5.2	$11.7

Income taxes (net of refunds)	$13.5	$27.6

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. General:
References in this Quarterly Report on Form 10-Q to “we,” “our,” “us,” “LII” or the “Company” refer to Lennox International Inc. and its subsidiaries, unless the context requires otherwise.
Basis of Presentation
The accompanying unaudited Consolidated Balance Sheet as of September 30, 2009, the accompanying unaudited Consolidated Statements of Operations for the quarters and nine months ended September 30, 2009 and 2008, the accompanying unaudited Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2009 and the accompanying unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 and 2008 should be read in conjunction with our audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2008. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The accompanying consolidated financial statements contain all material adjustments, consisting principally of normal recurring adjustments, necessary for a fair presentation of our financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to applicable rules and regulations, although we believe that the disclosures herein are adequate to make the information presented not misleading. The operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.
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
Reclassifications
We have reclassified certain prior period expenses in the Consolidated Statement of Operations from Selling, General and Administrative Expenses to Cost of Goods Sold to conform to the current period’s presentation in the Consolidated Statement of Operations. These costs include global sourcing and supplier development, product liability, workers’ compensation and property leases.

Newly Issued Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (“FASB”) issued revisions to Accounting Standards Codification (“ASC”) Topic 860 and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” provides for more restrictive requirements for derecognizing financial assets, and requires additional disclosures. The changes will be effective January 1, 2010. Early application is not permitted. We are currently evaluating the effects of these changes on our consolidated financial statements.
2. Accounts and Notes Receivable:
Accounts and Notes Receivable have been reported in the accompanying Consolidated Balance Sheets net of the allowance for doubtful accounts and net of accounts receivable sold under an ongoing asset securitization arrangement. Detailed information regarding the allowance for doubtful accounts is provided below (in millions):

	As of	As of
	September 30,	December 31,
	2009	2008
Allowance for doubtful accounts	$20.4	$17.9

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Provision for bad debts	$3.7	$3.0	$11.0	$13.3
3. Inventories:
Components of inventories are as follows (in millions):

	As of	As of
	September 30,	December 31,
	2009	2008
Finished goods	$191.7	$232.5
Work in process	10.5	8.4
Raw materials and repair parts	144.9	132.2

	347.1	373.1
Excess of current cost over last-in, first-out cost	(72.5)	(75.8)

Total inventories	$274.6	$297.3

The Company recorded income of $2.6 million from LIFO inventory liquidations during the quarter ended September 30, 2009.
4. Goodwill:
The changes in the carrying amount of goodwill for the nine months ended September 30, 2009, in total and by segment, are as follows (in millions):

	Balance at		Balance at
	December 31,		September 30,
Segment	2008	Changes(1)	2009
Residential Heating & Cooling	$33.7	$—	$33.7
Commercial Heating & Cooling	31.2	1.0	32.2
Service Experts	93.8	9.7	103.5
Refrigeration	73.6	10.1	83.7

Total	$232.3	$20.8	$253.1

(1)	Changes are primarily related to fluctuations in foreign currency exchange rates.

5. Derivatives:
General
Our earnings and cash flows are subject to fluctuations due to changes in commodity prices, interest rates, and foreign currency exchange rates, and we seek to mitigate a portion of these risks by entering into derivative contracts. The derivatives we use are commodity futures contracts, interest rate swaps, and currency forward contracts. We do not use derivatives for speculative purposes.
The derivatives we enter into may be, but are not always, accounted for as hedges. To qualify for hedge accounting, the derivatives must be highly effective in reducing the risk exposure that they are designed to hedge, and it must be probable that the underlying transaction will occur. For instruments designated as cash flow hedges, we must formally document, at inception, the relationship between the derivative and the hedged item, the risk management objective, the hedging strategy for use of the hedged instrument, and how hedge effectiveness is, and will be, assessed. This documentation also includes linking the derivatives that are designated as cash flow hedges to forecasted transactions. We assess hedge effectiveness at inception and at least quarterly throughout the hedge designation period.
We recognize all derivatives as either assets or liabilities at fair value in the Consolidated Balance Sheets, regardless of whether or not hedge accounting is applied. For more information on the fair value of these derivative instruments, see Note 16. We report cash flows arising from our hedging instruments consistent with the classification of cash flows from the underlying hedged items. Accordingly, cash flows associated with our derivative programs are classified as operating activities in the accompanying Consolidated Statements of Cash Flows.
We monitor our derivative positions and credit ratings of our counterparties and do not anticipate losses due to counterparty non-performance.
Hedge Accounting
The derivatives that we use as hedges of commodity prices and movements in interest rates are accounted for as cash flow hedges. The effective portion of the gain or loss on the derivatives accounted for as hedges is recorded, net of applicable taxes, in accumulated other comprehensive loss (“AOCL”), a component of Stockholders’ Equity in the accompanying Consolidated Balance Sheets. When earnings are affected by the variability of the underlying cash flow, the applicable offsetting amount of the gain or loss from the derivatives that is deferred in AOCL is reclassified into earnings into the same financial statement line item that the hedged item is recorded in. Ineffectiveness, if any, is recorded in earnings each period. If the hedging relationship ceases to be highly effective, the net gain or loss shall remain in AOCL and will be reclassified into earnings when earnings are affected by the variability of the underlying cash flow. If it becomes probable that the forecasted transaction will not occur by the end of the originally specified period or within two months thereafter, the net gain or loss remaining in AOCL will be reclassified to earnings immediately.
Accounting for Derivatives When Hedge Accounting is Not Applied
We may also enter into derivatives that economically hedge certain of our risks, even though hedge accounting does not apply or we elect not to apply hedge accounting to these instruments. The changes in fair value of the derivatives act as an economic offset to changes in the fair value of the underlying items. Changes in the fair value of instruments not designated as cash flow hedges are recorded in earnings throughout the term of the derivative instrument and are reported in (Gains) Losses and Other Expenses, net in the accompanying Consolidated Statements of Operations.
Objectives and Strategies for Using Derivative Instruments
Commodity Price Risk
We utilize a cash flow hedging program to mitigate the exposure to volatility in the prices of metal commodities we use in our production processes. The hedging program includes the use of futures contracts, and we enter into these contracts based on our hedging strategy. We use a dollar cost averaging strategy for our hedge program. As part of this strategy, a higher percentage of commodity price exposures are hedged near term with lower percentages hedged at future dates. This strategy provides us with protection against near-term price volatility caused by market speculators and market forces, such as supply variation, while allowing us to adjust to market price movements over time. Upon entering into futures contracts, we lock in prices and are subject to derivative losses should the metal commodity prices decrease and gains should the prices increase. During 2008, metal commodity prices decreased considerably in a short time period, which resulted in significant derivative loss positions. As a result of these loss positions, we were required to post collateral of $37.9 million as of December 31, 2008. During the first three quarters of 2009, metal commodity prices remained relatively stable and as a result our commodity contracts that were in loss positions at December 31, 2008 have expired and we were no longer required to post collateral as of September 30, 2009. The collateral posted was treated as a prepaid expense and recorded in Other Assets in the accompanying Consolidated Balance Sheets. The unrealized derivative losses were recorded in AOCL.

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
On June 12, 2009, we entered into a $100 million pay-fixed, receive-variable interest rate swap with a large financial institution at a fixed interest rate of 2.66%. The variable portion of the interest rate swap is tied to the 1-Month LIBOR (the benchmark interest rate). The interest rates under both the interest rate swap and the underlying debt are reset, the swap is settled with the counterparty, and interest is paid, on a monthly basis. The interest rate swap expires October 12, 2012. We account for the interest rate swap as a cash flow hedge.
Foreign Currency Risk
Foreign currency exchange rate movements create a degree of risk by affecting the U.S. dollar value of assets and liabilities arising in foreign currencies. Our objective for entering into foreign currency forward contracts is to mitigate the impact of short-term currency exchange rate movements on certain short-term intercompany transactions. In order to meet that objective, we periodically enter into foreign currency forward contracts that act as economic hedges against changes in foreign currency exchange rates. These forward contracts are not designated as hedges and generally expire during the quarter that we entered into them.
Cash Flow Hedges
We include (gains) losses in AOCL in connection with our commodity cash flow hedges. The (gains) losses related to commodity price hedges are expected to be reclassified into earnings within the next 18 months based on the prices of the commodities at settlement date. Assuming that commodity prices remain constant, $2.9 million of derivative gains are expected to be reclassified into earnings within the next 12 months. Commodity futures contracts that are designated as cash flow hedges and are in place as of September 30, 2009 are scheduled to mature through December 2010.
The (gains) losses related to our interest rate swap are expected to be reclassified into earnings within the next 37 months based on the term of the swap. Assuming that the benchmark interest rate remains constant, $1.2 million of derivative losses are expected to be reclassified into earnings within the next 12 months.
We recorded the following amounts related to our cash flow hedges (in millions):

	As of	As of
	September 30,	December 31,
	2009	2008
Commodity Price Hedges:
(Gains) Losses included in AOCL, net of tax	$(3.0)	$21.3
Tax expense (benefit)	1.7	(11.9)
Interest Rate Swap:
Losses included in AOCL, net of tax	$1.6	$—
Tax benefit	(0.9)	—

	As of	As of
	September 30,	December 31,
	2009	2008
	(pounds)	(pounds)
Copper	11.4	23.1
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

	As of	As of
	September 30,	December 31,
	2009	2008
	(pounds)	(pounds)
Copper	1.1	2.9
Aluminum	1.1	3.2
During the third quarter of 2009, we entered into foreign currency forward contracts with notional amounts of $23.3 million, of which $11.9 million were still outstanding at the end of the third quarter of 2009.
Information About the Location and Amounts of Derivative Instruments
For information on the location and amounts of derivative fair values in the Consolidated Balance Sheets and derivative gains and losses in the Consolidated Statements of Operations, see the tabular information presented below (in millions):
Fair Values of Derivative Instruments

	As of September 30,		As of December 31,
	2009		2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Asset Derivatives
Derivatives designated as hedging instruments under FASB ASC Topic 815
Commodity futures contracts	Other Assets (Current)	$4.7	Other Assets (Current)	$—
Commodity futures contracts	Other Assets (Non-current)	0.2	Other Assets (Non-current)	—

		4.9		—

Derivatives not designated as hedging instruments under FASB ASC Topic 815
Commodity futures contracts	Other Assets (Current)	0.5	Other Assets (Current)	—

		0.5		—

Total Asset for Derivatives		$5.4		$—

Liability Derivatives
Derivatives designated as hedging instruments under FASB ASC Topic 815
Commodity futures contracts	Accrued Expenses	$0.2	Accrued Expenses	$31.0
Interest rate swap	Accrued Expenses	1.8	Accrued Expenses	—
Interest rate swap	Other Liabilities	0.7	Other Liabilities	—
Commodity futures contracts	Other Liabilities	—	Other Liabilities	2.6

		2.7		33.6

Derivatives not designated as hedging instruments under FASB ASC Topic 815
Commodity futures contracts	Accrued Expenses	0.2	Accrued Expenses	5.5
Commodity futures contracts	Other Liabilities	—	Other Liabilities	0.3

		0.2		5.8

Total Liability for Derivatives		$2.9		$39.4

The Effect of Derivative Instruments on the Consolidated Statements of Operations

		Amount of Loss or (Gain) Reclassified
		from AOCL into Income
		(Effective Portion)
Derivatives in FASB ASC	Location of Loss or (Gain) Reclassified	For the Three Months		For the Nine Months
Topic 815 Cash Flow	from AOCL into Income	Ended September 30,		Ended September 30,
Hedging Relationships	(Effective Portion)	2009	2008	2009	2008

Commodity futures contracts	Cost of Goods Sold	$2.8	$(2.6)	$19.7	$(10.5)
Interest rate swap	Interest Expense, net	0.6	—	0.7	—

		$3.4	$(2.6)	$20.4	$(10.5)

		Amount of Loss or (Gain) Recognized
		in Income on Derivatives
		(Ineffective Portion)
Derivatives in FASB ASC	Location of Loss or (Gain) Recognized	For the Three Months		For the Nine Months
Topic 815 Cash Flow	in Income on Derivatives	Ended September 30,		Ended September 30,
Hedging Relationships	(Ineffective Portion)	2009	2008	2009	2008

Commodity futures contracts	(Gains) Losses and Other Expenses, net	$—	$0.1	$(0.1)	$0.1

		Amount of (Gain) or Loss Recognized in Income on
		Derivatives
Derivatives Not Designated	Location of (Gain) or Loss	For the Three Months		For the Nine Months
as Hedging Instruments under	Recognized in Income on	Ended September 30,		Ended September 30,
FASB ASC Topic 815	Derivatives	2009	2008	2009	2008

Commodity futures contracts	(Gains) Losses and Other Expenses, net	$(0.8)	$2.7	$(2.6)	$(0.6)
Foreign currency forward contracts	(Gains) Losses and Other Expenses, net	0.9	—	3.2	—

		$0.1	$2.7	$0.6	$(0.6)

6. Income Taxes:
As of September 30, 2009, we had approximately $7.5 million in total gross unrecognized tax benefits. Of this amount, $5.3 million (net of federal benefit on state issues), if recognized, would be recorded in the Consolidated Statement of Operations. Also included in the balance of unrecognized tax benefits as of September 30, 2009 are liabilities of $1.0 million that, if recognized, would be recorded as an adjustment to stockholders’ equity. As of September 30, 2009, we had recognized $0.3 million (net of federal tax benefits) in interest and penalties in income tax expense.
The Internal Revenue Service (“IRS”) completed its examination of our consolidated tax returns for the years ended 2004 and 2005 and issued a Revenue Agent’s Report (“RAR”) on July 31, 2008. The IRS has proposed certain significant adjustments to our insurance deductions and research tax credits. We disagree with the RAR, which is currently under review by the administrative appeals division of the IRS, and anticipate resolution by the end of 2009. It is possible that a reduction in the unrecognized tax benefits may occur, but an estimate of the impact on the Consolidated Statement of Operations cannot be made at this time.
The IRS also completed its examination of our consolidated tax returns for the years ended 2006 and 2007 and issued an RAR on June 1, 2009. We reached a settlement with the IRS in the third quarter that resulted in an immaterial impact to the Consolidated Statement of Operations.
We are subject to examination by numerous taxing authorities in jurisdictions such as Australia, Belgium, Canada, Germany, and the United States. We are generally no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by taxing authorities for years before 2002.
Since January 1, 2009, numerous states, including Wisconsin, California, Virginia, North Dakota, and Oregon, have enacted legislation effective for tax years beginning on or after January 1, 2009, including requirements for combined reporting, changes to apportionment methods, and surtaxes. We believe any adjustments will be immaterial.

7. Commitments and Contingencies:
We are subject to contingencies that arise in the normal course of business, including product warranties and other product-related contingencies, pending litigation, environmental matters, and other guarantees or claims.
We use a combination of third-party insurance and self-insurance plans (large deductible or captive) to provide protection against claims relating to contingencies such as workers’ compensation, general liability, product liability, property damage, aviation liability, directors’ and officers’ liability, auto liability, physical damage, and other exposures. Of these exposures, we use self-insurance plans for workers’ compensation/employers’ liability, general liability, product liability, and auto liability. Prior to the third quarter of 2009, these policies were written through a third-party insurance provider, which was then reinsured by our captive insurance subsidiary. Starting with the third quarter of 2009, these policies have been fronted by a commercial insurance company, and we then pay the premium directly into our captive insurance company. We believe that the liability limits retained by the captive are customary for a company of our size and in our industry, and are appropriate for our business.
In addition, we use third-party insurance plans for property damage, aviation liability, directors’ and officers’ liability, and other exposures. Each of these policies includes per occurrence limits. However, we also carry umbrella or excess liability insurance for all third-party and self-insurance plans, except for directors’ and officers’ liability and property insurance. We believe the limit within our excess policy is adequate for a company of our size and in our industry.
The self-insurance expense, and liabilities are actuarially determined based on our historical claims information, as well as industry factors and trends, and because we have a captive insurance company, we are required to maintain specified levels of liquid assets from which we must pay claims. The majority of our self-insured risks (excluding auto liability and physical damage) will be paid over an extended period of time. The self-insurance liabilities recorded in Accrued Expenses in the accompanying Consolidated Balance Sheets were $63.3 million at September 30, 2009 and $63.2 million as of December 31, 2008.
Total liabilities for estimated warranty are included in the following captions on the accompanying Consolidated Balance Sheets (in millions):

	As of	As of
	September 30,	December 31,
	2009	2008
Accrued Expenses	$29.5	$29.8
Other Liabilities	51.6	64.3

	$81.1	$94.1

The changes in the total warranty liabilities for the nine months ended September 30, 2009 were as follows (in millions):

Total warranty liability as of December 31, 2008	$94.1
Payments made in 2009	(20.7)
Changes resulting from issuance of new warranties	19.1
Changes in estimates associated with pre-existing liabilities	(12.8)
Changes in foreign currency exchange rates	1.4

Total warranty liability as of September 30, 2009	$81.1

At the end of each accounting period, we evaluate our warranty liabilities and during the second quarter of each year, we perform a complete reevaluation of our warranty liabilities. As a result of our annual evaluation, we recorded a reduction in warranty liabilities in the second quarter of 2009 that is the principal amount contained within the changes in estimates associated with pre-existing liabilities of $12.8 million above. The reduction to our warranty liabilities was principally caused by lower than expected failure rates, reductions to future cost estimates, and new experience data.

We incur the risk of liability claims for the installation and service of heating and air conditioning products, and we maintain liabilities for those claims that we self-insure. We are involved in various claims and lawsuits related to our products. Our product liability insurance policies have limits that, if exceeded, may result in substantial costs that could have an adverse effect on our results of operations. In addition, warranty claims are not covered by our product liability insurance and certain product liability claims may also not be covered by our product liability insurance. There have been no material changes in the circumstances since our latest fiscal year-end.
We also may incur costs related to our products that may not be covered under our warranties and are not covered by insurance, and we may, from time to time, repair or replace installed products experiencing quality issues in order to satisfy our customers and to protect our brand. These product quality issues may be caused by vendor-supplied components that fail to meet required specifications. We have identified a product quality issue in a heating and cooling product line produced during a limited time period that we believe results from a vendor-supplied component that failed to meet required specifications. During the first nine months of 2009, we have recorded an expense of $5.1 million for the portion of the issue that is probable and can be reliably estimated based upon the current data available. The expense for this product quality issue, and the related liability, is not included in the tables related to our estimated warranty liabilities. We are working to determine the scope and nature of the issue. Any additional liability resulting from the product quality issue and any related recovery from the vendor cannot be reasonably estimated at this time.
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
Applicable environmental laws can potentially impose obligations to remediate hazardous substances at our properties, at properties formerly owned or operated by us, and at facilities to which we have sent or send waste for treatment or disposal. We are aware of contamination at some facilities; however, we do not presently believe that any future remediation costs at such facilities will be material to our results of operations. There have been no material changes to the reserve balances since our latest fiscal year-end.
On June 22, 2006, we entered into an agreement with a financial institution to lease our corporate headquarters in Richardson, Texas for a term of seven years (the “Lake Park Lease”). The leased property consists of an office building of approximately 192,000 square feet, land and related improvements. Our obligations under the Lake Park Lease are secured by a pledge of our interest in the leased property and are also guaranteed by us and certain of our subsidiaries. The Lake Park Lease, as amended, contains restrictive covenants that are consistent with those of our domestic revolving credit facility. We are in compliance with these financial covenants as of September 30, 2009.
8. Lines of Credit and Financing Arrangements:
Long-Term Debt and Lines of Credit
The following tables summarize our outstanding debt obligations and the classification in the accompanying Consolidated Balance Sheets (in millions):

Description of Obligation	Short-Term	Current	Long-Term
As of September 30, 2009	Debt	Maturities	Maturities	Total
Domestic promissory notes (1)	$—	$35.0	$—	$35.0
Domestic revolving credit facility	—	—	142.5	142.5
Capital lease obligations	—	0.5	17.1	17.6
Foreign obligations	5.6	0.1	0.3	6.0

Total debt	$5.6	$35.6	$159.9	$201.1

Description of Obligation	Short-Term	Current	Long-Term
As of December 31, 2008	Debt	Maturities	Maturities	Total
Domestic promissory notes (1)	$—	$—	$35.0	$35.0
Domestic revolving credit facility	—	—	359.8	359.8
Capital lease obligations	—	0.3	18.6	18.9
Foreign obligations	6.1	0.3	0.3	6.7

Total debt	$6.1	$0.6	$413.7	$420.4

(1)	Domestic promissory notes bear interest at 8.00% and mature in 2010.

As of September 30, 2009, we had outstanding borrowings of $142.5 million and an additional $95.9 million committed to standby letters of credit under our $650.0 million domestic revolving credit facility. All of the remaining $411.6 million was available for future borrowings. The facility matures in October 2012.
Our domestic revolving credit facility includes a subfacility for swingline loans of up to $50.0 million and provides for the issuance of letters of credit for the full amount available under the domestic revolving credit facility. Our weighted average borrowing rate on the domestic revolving credit facility was 0.94% and 2.26% as of September 30, 2009 and December 31, 2008, respectively.
Our domestic revolving credit facility contains financial covenants relating to leverage and interest coverage. Other covenants contained in our domestic revolving credit facility restrict, among other things, mergers, asset dispositions, guarantees, debt, liens, acquisitions, investments, affiliate transactions and our ability to make restricted payments. The financial covenants require us to maintain defined levels of Consolidated Indebtedness to Adjusted EBITDA Ratio and a Cash Flow (defined as EBITDA minus capital expenditures) to Net Interest Expense Ratio. The required ratios as of September 30, 2009 are detailed below:

Consolidated Indebtedness to Adjusted EBITDA Ratio no greater than	3.5 : 1.0

Cash Flow to Net Interest Expense Ratio no less than	3.0 : 1.0
Our domestic revolving credit facility contains customary events of default. These events of default include nonpayment of principal or interest, breach of covenants or other restrictions or requirements, default on any other indebtedness or receivables securitizations (cross default), and bankruptcy. A cross default could occur if:
•	we fail to pay any principal or interest when due on any other indebtedness or receivables securitization of at least $40.0 million; or

•	we are in default on any other indebtedness or receivables securitization in an aggregate principal amount of at least $40.0 million; and

•	such default gives the holders the right to declare such indebtedness due and payable prior to its stated maturity.
If a cross default was to occur, it could have a wider impact on our liquidity than might otherwise occur from a default of a single debt instrument or lease commitment.
If any event of default occurs and is continuing, lenders with a majority of the aggregate commitments may require the administrative agent to terminate our right to borrow under the our domestic revolving credit facilityand accelerate amounts due under our domestic revolving credit facility (except for a bankruptcy event of default, in which case such amounts will automatically become due and payable and the lenders’ commitments will automatically terminate).
The domestic promissory notes contain the same financial covenant restrictions as the domestic revolving credit facility listed above. As of September 30, 2009, we were in compliance with all covenant requirements. Our domestic revolving credit facility and promissory notes are guaranteed by our material subsidiaries.
We have additional borrowing capacity through several foreign facilities governed by agreements between us and various banks, used primarily to finance seasonal borrowing needs of our foreign subsidiaries. Available capacity at September 30, 2009 and December 31, 2008 on foreign facilities were $12.2 million and $11.1 million, respectively.
During 2008, we expanded our Tifton, Georgia manufacturing facility using the proceeds from Industrial Development Bonds (“IDBs”). We entered into a lease agreement with the owner of the property and the issuer of the IDBs, and through our lease payments fund the interest payments to investors in the IDBs. We also guaranteed the repayment of the IDBs and entered into letters of credit totaling $14.5 million to fund a potential repurchase of the IDBs in the event that investors exercised their right to tender the IDBs to the trustee of the IDB’s. At September 30, 2009 and December 31, 2008, we recorded both a capital lease asset and a corresponding long-term obligation of $14.3 million and $15.3 million, respectively, related to these transactions.

Credit Rating
At September 30, 2009, our senior credit rating was Ba1, with a stable outlook, by Moody’s and BB+, with a stable outlook, by Standard & Poor’s Rating Group (“S&P”).
Asset Securitization
Under a revolving period asset securitization arrangement (“ASA”), we are eligible to sell beneficial interests in a portion of our trade accounts receivable to participating financial institutions for cash. The arrangement expires November 25, 2009, and is subject to renewal. Our continued involvement in the transferred assets is limited to servicing, which includes collection and administration of the transferred beneficial interests. The accounts receivable sold under the ASA are high-quality domestic customer accounts that have not aged significantly and the program takes into account an allowance for uncollectable accounts. The receivables represented by the retained interest that we service are exposed to the risk of loss for any uncollectable amounts in the pool of receivables sold under the ASA. The fair values assigned to the retained and transferred interests are based on the sold accounts receivable carrying value given the short term to maturity and low credit risk.
The ASA contains certain restrictive covenants relating to the quality of our accounts receivable and cross-default provisions in our domestic revolving credit facility. The administrative agent under the ASA is also a lender in our domestic revolving credit facility. The participating financial institution has an investment-grade credit rating. We continue to evaluate its credit rating and perform its obligations under the ASA. As of September 30, 2009, we were in compliance with all covenant requirements.
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

	As of	As of
	September 30,	December 31,
	2009	2008
Eligible amount available under the ASA on qualified accounts receivable	$85.9	$91.0
Beneficial interest sold	(30.0)	(30.0)

Remaining amount available	$55.9	$61.0

Under the ASA, we pay certain discount fees to use the program and have the facility available to us. These fees relate to both the used and unused portions of the securitization. The used fee is based on the beneficial interest sold and calculated on the average floating commercial paper rate determined by the purchaser of the beneficial interest, plus a program fee of 0.75%. The rate as of September 30, 2009 and December 31, 2008 was 0.32% and 2.14%, respectively. The unused fee is based on 102% of the maximum available amount less the beneficial interest sold and calculated at 0.3% fixed rate throughout the term of the agreement. We recorded these fees in (Gains) Losses and Other Expenses, net and Selling, General and Administrative Expenses in the accompanying Consolidated Statements of Operations. The amounts recorded were as follows (in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Discount fees	$0.1	$—	$0.6	$0.1

9. Pension and Postretirement Benefit Plans:
The components of net periodic benefit cost were as follows (in millions):

	For the Three Months Ended September 30,
	2009	2008	2009	2008
	Pension Benefits		Other Benefits
Service cost	$1.4	$1.8	$0.2	$0.2
Interest cost	4.4	4.2	0.2	0.2
Expected return on plan assets	(4.1)	(4.6)	—	—
Amortization of prior service cost	0.2	0.1	(0.5)	(0.5)
Amortization of net loss	2.2	1.2	0.3	0.3
Settlements or curtailments	0.5	0.6	—	—

Total net periodic pension cost	$4.6	$3.3	$0.2	$0.2

	For the Nine Months Ended September 30,
	2009	2008	2009	2008
	Pension Benefits		Other Benefits
Service cost	$4.2	$5.2	$0.5	$0.6
Interest cost	13.1	12.4	0.7	0.6
Expected return on plan assets	(12.2)	(13.6)	—	—
Amortization of prior service cost	0.5	0.5	(1.5)	(1.5)
Amortization of net loss	6.8	3.6	0.9	0.9
Settlements or curtailments	0.8	2.2	—	—

Total net periodic pension cost	$13.2	$10.3	$0.6	$0.6

10. Comprehensive Income:
Comprehensive income was computed as follows (in millions):

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income	$31.0	$54.9	$44.7	$112.4
Foreign currency translation adjustments	23.8	(35.2)	51.0	(19.3)
Derivatives and other	5.3	(9.6)	23.3	(3.5)

Total comprehensive income	$60.1	$10.1	$119.0	$89.6

11. Stock-Based Compensation:
Our Amended and Restated 1998 Incentive Plan provides for various long-term incentive awards, which include stock options, performance share units, restricted stock units, and stock appreciation rights.
Stock-based compensation expense of $3.8 million and $9.0 million was recognized for the quarter and nine months ended September 30, 2009, respectively, and is included in Selling, General and Administrative Expenses in the accompanying Consolidated Statements of Operations. Stock-based compensation expense of $1.7 million and $8.3 million was recognized for the quarter and nine months ended September 30, 2008, respectively. The increase in stock-based compensation expense was primarily due to a prior year decrease in the estimated pay-out percentage on outstanding performance share units in the quarter ended September 30, 2008. Cash flows from the tax benefits related to share-based payments of $3.4 million and $12.1 million were included in cash flows from financing activities for the nine months ended September 30, 2009 and 2008, respectively.
12. Restructuring Charges:
As part of our strategic priorities of manufacturing and sourcing excellence and expense reduction, we have initiated various manufacturing rationalization actions designed to lower our cost structure. We also continue to reorganize our North American distribution network in order to better serve our customers’ needs by deploying parts and equipment inventory closer to them. We have also initiated a number of activities that rationalize and reorganize various support and administrative functions to reduce ongoing selling and administrative expenses.

Information on Total Restructuring Charges and Related Reserves
Restructuring charges (reversals) incurred as results of these actions include the following amounts (in millions):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Manufacturing rationalizations	$9.7	$4.7	$18.7	$14.3
Reorganization of distribution network	(0.5)	—	(0.3)	—
Reorganizations of corporate and business unit selling and administrative functions	2.3	3.7	9.0	4.6

Total	$11.5	$8.4	$27.4	$18.9

The components of the restructuring charges recorded in the third quarter and first nine months of 2009 are discussed below.
The restructuring charges recorded during the third quarter and first nine months of 2008 related to the transition of production of certain Refrigeration products then manufactured near Madrid, Spain to another facility in Genas, France; the transition of production of certain Residential Heating & Cooling products then manufactured in Blackville, South Carolina to another facility in Orangeburg, South Carolina; the transition of production of selected Refrigeration products manufactured in Milperra, Australia to our facility in Wuxi, China; the closure and consolidation of our Refrigeration manufacturing, support and warehouse functions located in Danville, Illinois, Tifton, Georgia and Stone Mountain, Georgia operations; the closure of certain Residential Heating & Cooling operations in Lynwood, California; and the consolidation of factory-built fireplace manufacturing operations into our facility in Union City, Tennessee.
Restructuring reserves are included in Accrued Expenses in the accompanying Consolidated Balance Sheets. The table below details activity within the restructuring reserves for the first three quarters of 2009 (in millions):

	Balance as of	Charged		Non-Cash	Balance as of
	December 31,	to	Cash	Utilization	September 30,
Description of Reserves	2008	Earnings	Utilization	and Other	2009
Severance and related expense (1)	$9.3	$17.7	$(10.4)	$—	$16.6
Asset write-offs and accelerated depreciation	—	4.3	—	(4.3)	—
Equipment moves	—	1.4	(1.4)	—	—
Lease termination	0.6	0.8	(0.8)	—	0.6
Other (2)	1.0	3.2	(2.9)	—	1.3

Total restructuring reserves	$10.9	$27.4	$(15.5)	$(4.3)	$18.5

(1)	Severance charges are net of expense reversals of $0.6 million due to changes in estimates related to the reorganization of our North American Distribution Network.

(2)	Charges classified as ‘Other’ include $1.0 million for previously received economic development grants that will be returned as a result of the Blackville plant closure, $0.7 million of facilities clean-up and demolition costs, manufacturing inefficiencies and inventory move costs of $0.7 million, $0.6 million of third-party services related to restructuring activities and other costs of $0.2 million.
Manufacturing Rationalization Activities
Information regarding the restructuring charges related to manufacturing rationalizations is as follows (in millions):

			Total
	Charges	Charges	Charges
	Incurred in	Incurred to	Expected to
	2009	Date	be Incurred
Severance and related expense	$10.7	$22.5	$23.3
Asset write-offs and accelerated depreciation	4.2	9.1	11.4
Equipment moves	1.2	4.7	6.6
Other	2.6	12.7	15.9

Total	$18.7	$49.0	$57.2

Restructuring expense for manufacturing rationalization activities related to the following:
•	In the third quarter of 2009, we initiated the consolidation of certain Commercial Heating & Cooling manufacturing operations located in Mions, France into our existing manufacturing operations in Longvic, France. As a result of significant headcount reductions for this action, we recorded severance charges of $7.5 million during the third quarter of 2009. Total anticipated restructuring charges related to this action are $9.7 million and consist principally of severance, recruiting and relocation costs. All of these charges require future cash expenditures, and we intend to fund these with operating cash. We expect to complete this action during the first half of 2010.
•	In the first quarter of 2009, we began the consolidation of Residential Heating & Cooling manufacturing operations from Blackville, South Carolina into our operations in Orangeburg, South Carolina and Saltillo, Mexico. The consolidation is expected to be completed within two years. Total restructuring charges recorded related to this action in the third quarter of 2009 were $1.5 million. Total restructuring charges recorded related to this action in the first nine months of 2009 were $7.6 million. These charges were primarily composed of accelerated depreciation, severance, and previously received economic development grants that will be returned as a result of the Blackville plant closure.
•	In the fourth quarter of 2007, we announced plans to close our Refrigeration operations in Danville, Illinois and consolidate Danville manufacturing, support, and warehouse functions into our Tifton, Georgia and Stone Mountain, Georgia operations. The operations at Danville ceased as of the end of the first quarter of 2009, and the transition was completed in the second quarter of 2009. Total restructuring charges recorded in the first three quarters of 2009 related to this action were $2.1 million. These charges were primarily composed of facility clean-up costs, equipment moving costs, and manufacturing inefficiencies incurred prior to the plant closure.
•	In the third quarter of 2008, we announced the transition of production of certain Residential Heating & Cooling products from our Marshalltown, Iowa manufacturing facility to our manufacturing operations in Saltillo, Mexico. Total restructuring charges recorded in the third quarter of 2009 related to this action were $0.2 million. Total restructuring charges recorded in the first nine months of 2009 related to this action were $0.8 million. The transition was completed in the third quarter of 2009.
Reorganization of Distribution Network
In the fourth quarter of 2008, we commenced the transition of activities then performed at our North American Parts Center in Des Moines, Iowa to other locations, including our North American Distribution Center in Marshalltown, Iowa. We reversed $0.5 million of restructuring charges recorded during the third quarter and $0.3 million of restructuring charges during the first three quarters of 2009 related to this transition. These reversals were primarily due to changes in previous severance estimates. To date, we have incurred $2.7 million of costs to this transition, which was composed primarily of severance. We expect the total cost to be $4.1 million related to this restructuring activity, consisting of severance of $3.0 million, equipment moving costs of $0.3 million and other costs of $0.8 million. The transition is expected to be completed in the first quarter of 2010.
Reorganizations of Corporate and Business Unit Selling and Administrative Functions
Information regarding the restructuring charges related to the reorganization of corporate and business unit selling and administrative functions is as follows (in millions):

			Total
	Charges	Charges	Charges
	Incurred in	Incurred to	Expected to
	2009	Date	be Incurred
Severance and related expense	$7.5	$11.5	$12.4
Asset write-offs and accelerated depreciation	0.1	0.9	1.0
Lease termination	0.7	1.0	1.3
Other	0.7	1.4	3.7

Total	$9.0	$14.8	$18.4

We incurred costs related to the following restructuring actions in our selling and administrative activities:
•	In the third quarter of 2009 we initiated the relocation of Residential Heating & Cooling factory-built fireplace headquarters from Orange, California to Nashville, Tennessee and the consolidation of customer and technical service departments into our existing hearth products plant in Union City, Tennessee. As a result of this action, we recorded restructuring charges of $1.2 million during the third quarter of 2009. Total anticipated restructuring charges related to this action are $4.3 million and consist principally of severance, recruiting and relocation costs. Of these charges, $4.2 million will require future cash expenditures and we intend to fund these with operating cash. We expect to complete this action during the first half of 2010.
•	During the first nine months of 2009, we reorganized our Commercial Heating & Cooling selling and administrative organization in the United States and Canada. As a result of this action, we recorded restructuring charges of $1.1 million during the first nine months of 2009. No charges were recorded during the third quarter of 2009 related to this action. The action was completed during the second quarter of 2009.
•	In the third quarter of 2008, our Commercial Heating & Cooling business unit began to reorganize its selling and administrative functions in Northern Europe through a series of restructuring actions. Total restructuring charges recorded in the third quarter of 2009 related to this action were $0.2 million. Total restructuring charges recorded in the first nine months of 2009 related to this action were $3.3 million. These actions are expected to be completed by the fourth quarter of 2009.
•	During the first quarter of 2009, we began to reorganize the management structure of our Refrigeration administrative and support functions across the globe. Restructuring charges recorded in the third quarter of 2009 related to these actions were $0.3 million. We recorded total restructuring charges of $1.7 million during the first nine months of 2009 related to these actions. These actions were substantially completed during the third quarter of 2009.
•	During the first quarter of 2009, we reorganized the Residential Heating & Cooling selling and administrative organization in the United States. As a result of this action, we recorded restructuring charges of $0.4 million during the first quarter and first nine months of 2009. The action was completed during the second quarter of 2009.
•	During the first quarter of 2009, Service Experts began to centralize certain of its administrative and support functions through a series of restructuring actions. As a result of these actions, we recorded restructuring charges of $0.6 million during the third quarter of 2009. We recorded total restructuring charges of $1.0 million during the first nine months of 2009 related to these actions. These actions are expected to be completed during the first quarter of 2010.
•	During the second quarter of 2009, we reorganized certain corporate administrative functions and we recorded $0.3 million in severance related to this action.
13. Discontinued Operations:
Management approved the following discontinued operations within our Service Experts business segment:
•	During the third quarter of 2009, we finalized plans to sell five service centers that do not meet the requirements of our current business strategy. As of September 30, 2009, we had not entered into any definite agreements to sell these service centers.
•	In the fourth quarter of 2008, we announced plans to discontinue operations of seven service centers. We decided to sell these seven centers due to current economic conditions and a history of operating losses. By the end of the first quarter of 2009, we had disposed of all seven service centers.
The related assets and liabilities for these service centers have been classified as current assets and liabilities in the accompanying Consolidated Balance Sheets. The operating results of these centers have been classified as Discontinued Operations in the accompanying Consolidated Statements of Operations, and prior period results have been reclassified to conform to the current period presentation.

A summary of net trade sales, gain on disposal of assets and liabilities, and pre-tax operating losses are detailed below (in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net trade sales	$7.6	$14.1	$20.2	$41.1
Gain on disposal of assets and liabilities included in pre-tax operating loss (income)	—	—	1.1	—
Pre-tax operating loss (income)(1)(2)	2.9	(0.1)	10.2	(0.5)
The assets and liabilities of the discontinued operations are presented as follows in the accompanying Consolidated Balance Sheets (in millions):

	As of	As of
	September 30,	December 31,
	2009	2008
Assets of discontinued operations:
Other assets	$6.1	$8.8
Liabilities of discontinued operations:
Accrued expenses(1)	$10.6	$5.4

(1)	Included in accrued expenses is a $7.4 million liability for litigation related to the sale of a service center in 2004 that is included in discontinued operations, for which a charge of $6.2 million is included in pre-tax operating loss (income) for the first nine months of 2009.

(2)	An impairment charge of $2.1 million is included in pre-tax loss (income) from discontinued operations during the third quarter of 2009 that related to service centers where the estimated selling price less cost to sell of the assets is below the net book value of those assets.
14. Earnings Per Share:
Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net income by the sum of the weighted-average number of shares and the number of equivalent shares assumed outstanding, if dilutive, under our stock-based compensation plans. As of September 30, 2009, we had 85,193,639 shares issued of which 29,223,965 were held as treasury shares and were therefore excluded from the weighted-average shares outstanding.
The computations of basic and diluted earnings per share for Income from Continuing Operations were as follows (in millions, except per share data):

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income	$31.0	$54.9	$44.7	$112.4
Add: Loss (income) from discontinued operations	2.7	(0.1)	7.2	(0.5)

Income from continuing operations	$33.7	$54.8	$51.9	$111.9

Weighted-average shares outstanding — basic	55.8	55.3	55.5	57.2
Effect of diluted securities attributable to stock-based payments	1.3	1.7	0.8	1.9

Weighted-average shares outstanding — diluted	57.1	57.0	56.3	59.1

Earnings per share from continuing operations:
Basic	$0.60	$0.99	$0.94	$1.96
Diluted	$0.59	$0.96	$0.92	$1.89

Stock appreciation rights were outstanding, but not included in the diluted earnings per share calculation because the assumed exercise of such rights would have been anti-dilutive. The details are as follows:

	For the Nine Months Ended
	September 30,
	2009	2008
Number of shares	609,286	67,078
Price ranges per share	$34.52 – 37.11	$35.82 – 43.66
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
Transactions between segments, such as products sold to Service Experts by the Residential Heating & Cooling segment, are recorded on an arm’s-length basis using the market prices for these products. The eliminations of these intercompany sales and any associated profit are noted in the reconciliation of segment results to the income from continuing operations before income taxes below.
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

Less amounts included in (Gains) Losses and Other Expenses, net:
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

Net sales and segment profit (loss) by business segment, along with a reconciliation of segment profit to Income from Continuing Operations Before Income Taxes are shown below (in millions):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Net Sales
Residential Heating & Cooling	$347.1	$414.0	$972.7	$1,193.9
Commercial Heating & Cooling	154.4	251.4	448.6	646.1
Service Experts	137.3	154.0	389.0	449.9
Refrigeration	133.6	162.9	369.4	486.8
Eliminations (1)	(22.9)	(22.4)	(65.7)	(73.9)

	$749.5	$959.9	$2,114.0	$2,702.8

Segment Profit (Loss)
Residential Heating & Cooling	$39.0	$55.3	$73.5	$118.5
Commercial Heating & Cooling	17.1	40.3	38.4	73.2
Service Experts	7.9	4.5	9.6	10.6
Refrigeration	16.8	16.7	32.9	48.9
Corporate and other	(13.4)	(16.3)	(42.0)	(37.2)
Eliminations (1)	0.2	1.6	(0.2)	(0.4)

Subtotal that includes segment profit and eliminations	67.6	102.1	112.2	213.6
Reconciliation to income from continuing operations before income taxes:
(Gains) losses and other expenses, net of gain on sale of fixed assets	(1.6)	3.1	(1.7)	(4.6)
Restructuring charges	11.5	8.4	27.4	18.9
Impairment of equity method investment	—	—	—	2.3
Interest expense, net	2.2	3.9	6.1	10.7
Other expense, net	0.1	0.1	0.2	0.2
Less: Realized (losses) gains on settled derivative contracts (2)	(0.4)	—	(3.6)	1.0
Less: Foreign currency exchange gains (losses)(2)	0.4	(0.5)	(0.9)	4.3

Income from continuing operations before income taxes	$55.4	$87.1	$84.7	$180.8

(1)	Eliminations consist of intercompany sales between business segments, such as products sold to Service Experts by the Residential Heating & Cooling segment.

(2)	Realized (losses) gains on settled derivative contracts, the ineffective portion of settled cash flow hedges and foreign currency exchange gains (losses) are components of (Gains) Losses and Other Expenses, net in the accompanying Consolidated Statements of Operations.
Total assets by business segment are shown below (in millions). The assets in the Corporate segment are primarily comprised of cash, short-term investments, and deferred tax assets. Assets recorded in the operating segments represent those assets directly associated with those segments.

	As of	As of
	September 30,	December 31,
	2009	2008
Total Assets
Residential Heating & Cooling	$522.4	$492.1
Commercial Heating & Cooling	270.8	319.0
Service Experts	174.2	162.6
Refrigeration	361.1	340.4
Corporate and other	238.3	345.3
Eliminations (1)	(10.3)	(8.7)

Total assets	1,556.5	1,650.7
Discontinued operations (See Note 13)	6.1	8.8

Total assets	$1,562.6	$1,659.5

(1)	Eliminations consist of net intercompany receivables and intercompany profit included in inventory from products sold between business segments, such as products sold to Service Experts by the Residential Heating & Cooling segment.

16. Fair Value Measurements:
Fair Value Hierarchy
The three-level fair value hierarchies for disclosure of fair value measurements are defined as follows:

Level 1 —	Quoted prices for identical instruments in active markets at the measurement date.

Level 2 —-	Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets at the measurement date and for the anticipated term of the instrument.

Level 3 —	Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable inputs that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (in millions):

	Fair Value Measurements on a Recurring Basis as of
	September 30, 2009
		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Investment in marketable equity securities (1)	$2.7	$—	$—	$2.7
Derivatives, net (2)	—	5.4	—	5.4

Liabilities:
Derivatives, net (3)	$—	$2.9	$—	$2.9

(1)	Investment in marketable equity securities is recorded in Other Long-term Assets in the accompanying Consolidated Balance Sheets.

(2)	Asset derivatives are recorded in Other Assets in the accompanying Consolidated Balance Sheets. See Note 5 for more information.

(3)	Liability derivatives are recorded in Accrued Expenses and Other Liabilities in the accompanying Consolidated Balance Sheets. See Note 5 for more information.
Other Fair Value Measurements
The carrying amounts of cash and cash equivalents, accounts and notes receivable, net, accounts payable and other current liabilities approximate fair value due to the short maturities of these instruments. The fair values of each of our long-term debt instruments are based on the quoted market prices for the same issues or on the amount of future cash flows associated with each instrument using current market rates for debt instruments of similar maturities and credit risk. The estimated fair value of long-term debt (including current maturities) was $211.4 million and $460.3 million as of September 30, 2009 and December 31, 2008, respectively. The fair values presented are estimates and are not necessarily indicative of amounts for which we could settle such instruments currently or indicative of our intent or ability to dispose of or liquidate them.
17. Subsequent Events:
We have evaluated subsequent events through October 26, 2009, which was the date the financial statements were issued.

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
Overview
We operate in four reportable business segments of the heating, ventilation, air conditioning, and refrigeration, (“HVACR”) industry. Our reportable segments are Residential Heating & Cooling, Commercial Heating & Cooling, Service Experts and Refrigeration. For more detailed information regarding our reportable segments, see Note 15 in the Notes to our Consolidated Financial Statements.
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
The principal elements of cost of goods sold in our manufacturing operations are components, raw materials, manufacturing overhead, labor and estimated costs of warranty expense. In our Service Experts segment, the principal components of cost of goods sold are equipment, parts and supplies, and labor. The principal raw materials used in our manufacturing processes are steel, copper and aluminum. In recent years, a trend toward higher prices for these commodities and related components has challenged us and the HVACR industry in general. We partially mitigate the impact of higher commodity prices through a combination of price increases, commodity contracts, improved production efficiency and cost reduction initiatives. We also partially mitigate volatility in the prices of these commodities by entering into futures contracts and fixed forward contracts.
A substantial portion of the sales in each of our business segments is attributable to replacement business, with the balance comprised of new construction business. With the current downturn in residential and commercial new construction activity and current overall economic conditions, we have seen a decline in the demand for the products and services we sell into these markets.
Our fiscal year ends on December 31 and our interim fiscal quarters are each comprised of 13 weeks. For convenience, throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the 13-week periods comprising each fiscal quarter are denoted by the last day of the calendar quarter.

Impact of Current Economic Environment on Our Business
The third quarter of each fiscal year is the end of the summer and our most profitable season. During the third quarter of 2009, we continued to face challenging market conditions as the global economic downturn continued to impact consumer and business confidence. The year-over-year rate of decline in the third quarter as compared to the second quarter accelerated in our Commercial Heating & Cooling business. In our other businesses, that rate of decline slowed or remained the same. We continue to execute on our strategic priorities to win new business, capture opportunities in the replacement market, and lower our cost structure for the current market conditions.
We are continuing to adjust to lower demand levels in our end markets with accelerated efforts to increase our operational efficiency and reduce costs while we maintain focus on providing our customers a high level of value and service. During the third quarter of 2009, we recorded restructuring charges of $11.5 million, and during the first three quarters of 2009, we recorded restructuring charges of $27.4 million. In addition to the savings related to restructuring activities, we believe that we will realize additional savings from lower commodity prices on certain metals and from our global sourcing initiatives for the remainder of 2009. We are also executing on additional operating efficiency and cost reduction initiatives that are designed to substantially reduce our selling, general and administrative expenses through salaried headcount reduction and other measures. We have targeted our salaried headcount to be down 12% for 2009.
We believe that when market conditions recover, we will be well-positioned to drive increased earnings leverage.
Company Highlights
•	Net sales for the third quarter of 2009 were $749.5 million, $210.4 million or 21.9% less than the third quarter of 2008. Lower revenues across all business segments resulted from the difficult economic environment.
•	Operational income from continuing operations for the third quarter of 2009 was $57.7 million, compared to $91.1 million for the third quarter of 2008. The decline in operational income was primarily due to lower sales partially offset by lower material costs and savings from cost reductions and cost control initiatives.
•	Net income for the third quarter of 2009 was $31.0 million, compared to $54.9 million in the same period in 2008. Diluted earnings per share were $0.54 per share in the third quarter 2009, compared to $0.96 per share in the third quarter of 2008.
•	We generated $213.3 million of cash from operating activities for the first three quarters of 2009, compared to $139.8 million during the same period in 2008, as we continued to focus on working capital improvements. Cash from operating activities increased primarily due to favorable working capital changes and with our strong cash generation, we repaid debt of $118.4 million during the third quarter of 2009. We repaid $219.8 million during the first three quarters of 2009.
Results of Operations
The following table presents certain information concerning our financial results, including information presented as a percentage of net sales (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009		2008		2009		2008
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
Net sales	$749.5	100.0%	$959.9	100.0%	$2,114.0	100.0%	$2,702.8	100.0%
Cost of goods sold	526.4	70.2	690.6	71.9	1,525.7	72.2	1,967.7	72.8

Gross profit	223.1	29.8	269.3	28.1	588.3	27.8	735.1	27.2
Selling, general and administrative expenses	158.4	21.1	168.6	17.6	477.8	22.6	535.0	19.8
(Gains) losses and other expenses, net	(2.1)	(0.2)	3.2	0.3	(2.3)	(0.1)	(4.8)	(0.2)
Restructuring charges	11.5	1.5	8.4	0.9	27.4	1.3	18.9	0.7
Impairment of equity method investment	—	—	—	—	—	—	2.3	0.1
Income from equity method investments	(2.4)	(0.3)	(2.0)	(0.2)	(5.6)	(0.3)	(8.0)	(0.3)

Operational income	$57.7	7.7%	$91.1	9.5%	$91.0	4.3%	$191.7	7.1%

Net income	$31.0	4.1%	$54.9	5.7%	$44.7	2.1%	$112.4	4.2%

The following table sets forth net sales by geographic market (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009		2008		2009		2008
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
Geographic Market:
U.S.	$531.9	71.0%	$682.2	71.1%	$1,544.0	73.0%	$1,918.1	71.0%
Canada	91.7	12.2	102.2	10.6	225.5	10.7	275.1	10.2
International	125.9	16.8	175.5	18.3	344.5	16.3	509.6	18.8

Total net sales	$749.5	100.0%	$959.9	100.0%	$2,114.0	100.0%	$2,702.8	100.0%

Third Quarter of 2009 Compared to Third Quarter of 2008 — Consolidated Results
Net Sales
Net sales decreased 21.9% for the third quarter of 2009 as compared to the same period in 2008. The decrease in net sales was due decreased sales volumes of approximately 21% across all segments and was driven by declines in the overall end markets we serve. While the residential, service, and refrigeration markets continued to decline from a year ago, we saw the rates of decline slow in the third quarter. In the commercial market, we saw the rate of decline increase. Pricing and sales mix were flat for the third quarter. Changes in foreign currency exchange rates adversely impacted revenues by 2%.
Gross Profit
Gross profit margins improved 170 basis points to 29.8% for the third quarter of 2009, compared to gross margins of 28.1% in the same period of 2008. Lower product costs improved our gross profit margins by 125 basis points as material savings more than offset increases in other product costs, including under-absorbed overhead on lower volume. Relatively minor pricing gains increased gross profit margins by approximately 10 basis points.
Selling, General and Administrative Expenses
SG&A expenses for the third quarter decreased by approximately $10.2 million in 2009, compared to the same period in 2008. As a percentage of total net sales, SG&A expenses were 21.1% for the third quarter of 2009 and 17.6% for the third quarter of 2008. This percentage decrease was primarily due to the decline in sales volumes at a greater pace than we were able to realize benefits from our cost reduction efforts. Expenses decreased generally due to cost reductions, including headcount savings, totaling over $7 million, and the impact of changes in foreign exchange rates of $3 million. Research and development expenses increased slightly as we continued to invest in future product offerings.
(Gains) Losses and Other Expenses, Net
(Gains) losses and other expenses, net for the third quarters of 2009 and 2008 included the following (in millions):

	Three Months Ended
	September 30,
	2009	2008
Realized losses (gains) on settled futures contracts	$0.4	$—
Unrealized (gains) losses on unsettled futures contracts not designated as cash flow hedges	(1.2)	2.8
Foreign currency exchange (gains) losses	(0.4)	0.5
Other items, net	(0.9)	(0.1)

(Gains) Losses and other expenses, net	$(2.1)	$3.2

The change in gains and losses on futures contracts was primarily due to decreases in commodity prices relative to the futures contract prices during 2009 as compared to 2008 for the contracts that settled during the quarter. Conversely, the change in unrealized (gains) losses related to unsettled futures contracts not designated as cash flow hedges was primarily due to higher commodity prices relative to the futures contract prices for those contracts. For more information, see Note 5 in the Notes to the Consolidated Financial Statements. Additionally, we experienced foreign exchange transaction gains on intercompany transactions as the dollar weakened against certain foreign currencies.
Restructuring Charges
As part of our strategic priorities of manufacturing and sourcing excellence, distribution excellence and expense reduction, we have initiated actions designed to improve the delivery of our products to customers and lower our cost structure. We continue to reorganize our sales support and administrative functions to be more effective and efficient in the markets we serve. We continue to focus on restructuring activities to position our company for profitable growth as the economy improves.
In the third quarters of 2009 and 2008, we incurred restructuring charges (reversals) consisting of:

	Three Months Ended
	September 30,
	2009	2008
Manufacturing rationalizations	$9.7	$4.7
Reorganization of distribution network	(0.5)	—
Reorganizations of corporate and business unit selling and administrative functions	2.3	3.7

Total	$11.5	$8.4

For further detail regarding restructuring reserves and individual restructuring actions, see Note 12 in the Notes to our Consolidated Financial Statements.
Manufacturing Rationalizations
The restructuring charges for manufacturing rationalizations incurred in the third quarter of 2009 primarily related to the consolidation of certain Commercial Heating & Cooling manufacturing operations located in Mions, France into our existing manufacturing operations in Longvic, France. As a result of significant headcount reductions for this action, we recorded severance charges of $7.5 million during the third quarter of 2009. We expect to complete this action during the first quarter of 2010.
We also incurred significant restructuring charges for the consolidation of Residential Heating & Cooling manufacturing operations from Blackville, South Carolina into our operations in Orangeburg, South Carolina and Saltillo, Mexico. The consolidation is expected to be completed within two years. These restructuring charges related to manufacturing rationalizations consisted primarily of $1.5 million of accelerated depreciation.
In the future, we expect to incur additional charges of $8.2 million related to the manufacturing rationalization projects that were in process during the third quarter of 2009. Of these additional expected charges, $2.3 million is accelerated depreciation or asset impairment charges and, therefore, non-cash. We also expect to incur $0.8 million in severance, $1.9 million in equipment move costs and $3.1 million of other costs. Included in these other costs are $1.2 million of facility demolition and site clean-up, $0.9 million of manufacturing inefficiencies incurred prior to the plant closure, and $0.5 million in professional fees for retraining for terminated employees.
Reorganization of North American Distribution Network
In the third quarter of 2009, we reversed previously recorded restructuring severance charges related to the transition of activities currently performed at our North American Parts Center in Des Moines, Iowa to other locations, including our North American Distribution Center in Marshalltown, Iowa of $0.6 million due to changes in previous severance estimates.

In the future, we expect to incur additional charges of $1.4 million related to this project, consisting primarily of $0.8 million in severance and $0.5 million in other costs, consisting of relocation, pension curtailment and facility clean-up costs. The current restructuring project is expected to be completed within two years. We anticipate that we will initiate additional restructuring activities in this area as we seek to further enhance our North American distribution network.
Reorganizations of Corporate, Business Unit Selling and Administrative Functions
The restructuring charges incurred in the third quarter of 2009 related primarily to the reorganization of selling and administrative functions and included $2.0 million of severance and related charges and $0.3 million of lease termination costs.
The restructuring charges impacting administrative functions in the third quarter of 2009 include the relocation of Residential Heating & Cooling factory-built fireplace headquarters from Orange, California to Nashville, Tennessee and the consolidation of customer and technical service departments into our existing hearth products plant in Union City, Tennessee. As a result of this action, we recorded restructuring severance charges of $1.2 million during the third quarter of 2009. We expect to complete this action during the first quarter of 2010.
To date and in total, we have incurred $14.8 million of restructuring charges related to reorganizations of selling and administrative functions for projects that were in process during the third quarter of 2009. Of that amount, $11.6 million was severance costs, $0.9 million was asset write-offs and accelerated depreciation, $1.0 million was lease termination costs, and the remaining $1.3 million was other charges.
In the future, we expect to incur additional charges of $3.7 million related to these projects, consisting of $0.8 million of severance, $0.3 million of lease termination costs, $0.2 million of non-cash accelerated depreciation, and $2.4 million of other costs. These other costs will be primarily composed of recruiting and employee relocation costs of $1.8 million. All of these future charges except the accelerated depreciation will require the use of cash.
Future Charges and Expense Savings
We anticipate incurring approximately $13.2 million of future restructuring charges relating to projects that were in process during the third quarter of 2009. Of that amount, about $2.5 million are anticipated to be non-cash charges for accelerated depreciation and asset impairments. Future cash outlays for restructuring activities that are currently in progress are estimated to be $30.2 million. These restructuring charges and cash outlays are expected to be incurred generally within the next two years.
We expect to realize approximately $25.0 million of restructuring expense savings for 2009.
Income from Equity Method Investments
Investments over which we do not exercise control but have significant influence are accounted for using the equity method of accounting. Income from equity method investments increased to $2.4 million in the third quarter of 2009, compared to $2.0 million during the same period in 2008, primarily due to an increase in the performance of our U.S. joint venture in compressor manufacturing despite lower sales volumes.
Interest Expense, net
Interest expense, net, decreased to $2.2 million in the third quarter of 2009 from $3.9 million during the same period in 2008. The decrease in interest expense was primarily attributable to a decrease in the average amounts borrowed in the third quarter of 2009 as compared to the same period in 2008 and the remainder of the decrease is due to a lower than average interest rate paid on variable rate debt.
Income Taxes
The income tax provision was $21.7 million in the third quarter of 2009, compared to $32.3 million during the same period in 2008. The effective tax rate was 39.2% for the third quarter of 2009 as compared to 37.1% for the same period in 2008. Our effective rates differ from the statutory federal rate of 35% for certain items, such as state and local taxes, non-deductible expenses, foreign operating losses for which no tax benefits have been recognized and foreign taxes at rates other than 35%.

Discontinued Operations
Near the end of 2008, we announced plans to sell seven unprofitable service centers. We entered into agreements to sell all of these service centers during the first quarter of 2009. Also, during the third quarter of 2009, we announced plans to sell an additional five service centers.
We have reclassified $2.7 million of losses related to these service centers in the third quarter of 2009 as discontinued operations. This compares with income from these discontinued operations incurred in the third quarter of 2008 of $0.1 million. Included in the losses from discontinued operations is an impairment charge of $2.1 million related to service centers where the estimated selling price of the assets is below the net book value of those assets.
Third Quarter 2009 Compared to Third Quarter 2008 — Results by Segment
Residential Heating & Cooling
The following table details our Residential Heating & Cooling segment’s net sales and profit for the third quarters of 2009 and 2008 (dollars in millions):

	Three Months Ended
	September 30,
	2009	2008	Difference	% Change
Net sales	$347.1	$414.0	$(66.9)	(16.2)%
Profit	39.0	55.3	(16.3)	(29.5)
% of net sales	11.2%	13.4%
The decrease in net sales was due to continued weakness in the U.S. residential new construction market and softer replacement business as consumers remain cautious in the current economic environment. Unit volumes were lower across the industry. While net sales continued to decline from a year ago, the rate of decline has slowed as compared to the second quarter of 2009. Residential new construction unit volumes of our Lennox-brand products were flat in the third quarter of 2009 as compared to the same period in 2008. Overall, reduced sales volumes decreased net sales by over 13% in the third quarter 2009 as compared to the same period in 2008. Product mix was almost 2% lower due to additional residential new construction business and pricing was flat for the third quarter of 2009 as compared to 2008. The unfavorable impact of changes in foreign currency exchange rates decreased net sales by about 1%.
Segment profit declined due to reduced net sales of $18 million. SG&A expenses increased slightly as benefits from cost reductions, including headcount savings, were more than offset by increases to advertising, sales commissions, and investment in research and development. This decline was partially offset by lower product costs of $5 million resulting from material savings partially offset by increases in other product costs, including under-absorbed manufacturing overhead.
Commercial Heating & Cooling
The following table details our Commercial Heating & Cooling segment’s net sales and profit for the third quarters of 2009 and 2008 (dollars in millions):

	Three Months Ended
	September 30,
	2009	2008	Difference	% Change
Net sales	$154.4	$251.4	$(97.0)	(38.6)%
Profit	17.1	40.3	(23.2)	(57.6)
% of net sales	11.1%	16.0%
Our Commercial Heating & Cooling business experienced lower sales volume of almost 40%, primarily due to weak new construction in North America and overall weakness in European business. Unit volumes were lower across the North American commercial unitary market due to the overall new construction slowdown and ongoing weakness in retail. Unit volumes were also down in the European HVAC market. Foreign currency exchange rates reduced net sales by approximately 2%. Positive sales mix of 3% due to the strength of our energy-efficient rooftop systems partially offset to these negative impacts to sales. Product pricing was flat for the third quarter.

Changes in net sales reduced segment profit by $28 million. This decline was partially offset by lower product costs of $3 million resulting from material savings partially offset by increases in other product costs, including under-absorbed manufacturing overhead. SG&A cost reductions, including headcount savings, of over $3 million partially offset by the decline in segment profit.
Service Experts
The following table details our Service Experts segment’s net sales and profit for the third quarters of 2009 and 2008 (dollars in millions):

	Three Months Ended
	September 30,
	2009	2008	Difference	% Change
Net sales	$137.3	$154.0	$(16.7)	(10.8)%
Profit	7.9	4.5	3.4	75.6
% of net sales	5.8%	2.9%
The decrease in net sales was primarily due to the decline in the residential new construction and residential service and replacement markets resulting from the weakness of the North American economy. The sales decrease was primarily due to a volume decline of 10% as both price and sales mix were relatively flat. The year-over-year rate of decline for replacements slowed as compared to the earlier quarters of 2009. The unfavorable impact of changes in foreign currency exchange rates decreased net sales by over 1%.
Reduced costs of sales of $3 million and SG&A cost reductions, including headcount savings, of over $1 million, contributed to the increase in segment profit. Lower fuel costs and increased technician productivity contributed to the lower cost of sales. Decreased net sales partially offsets increases to segment profit by approximately $1 million.
Refrigeration
The following table details our Refrigeration segment’s net sales and profit for the third quarters of 2009 and 2008 (dollars in millions):

	Three Months Ended
	September 30,
	2009	2008	Difference	% Change
Net sales	$133.6	$162.9	$(29.3)	(18.0)%
Profit	16.8	16.7	0.1	0.6
% of net sales	12.6%	10.2%
Net sales decreased due to lower sales volumes of approximately 16% and the unfavorable impact of changes in foreign currency exchange rates of 3%. Net sales were down significantly in all international markets except Australia, where the rate of decline slowed, and China, where we experienced slight growth. Pricing gains of 1% partially offset these negative impacts. Product mix was flat.
Changes in net sales reduced segment profit by $5 million. Offsetting the unfavorable change in net sales were lower product costs of $1 million that improved segment profit as material savings more than offset increases in other product costs, including under-absorbed manufacturing overhead. SG&A cost reductions, including headcount savings, of over $4 million also favorably impacted segment profit.
Corporate and Other
Corporate and other expenses decreased to $13.4 million in the third quarter of 2009, down from $16.3 million during the same period in 2008. Lower compensation costs and cuts in discretionary spending were the primary causes of the $2.9 million decrease.

Year-to-Date Through September 30, 2009 Compared to Year-to-Date Through September 30, 2008 — Consolidated Results
Net Sales
Net sales decreased 21.8% for the first three quarters of 2009 as compared to the same period in 2008. The decrease in net sales resulted from reduced sales volumes of over 21% across all segments, which was primarily driven by declines in the overall markets we serve. The declines in unit volumes were partially offset by pricing gains of 1% and positive sales mix of 1%. Changes in foreign currency exchange rates adversely impacted revenues by over 3%.
Gross Profit
Gross profit margins improved 60 basis points to 27.8% in the first three quarters of 2009, compared to gross margins of 27.2% in the same period of 2008. Pricing gains increased gross profit margins by approximately 100 basis points. Gross profit margins were favorably impacted by 20 basis points for the net incremental effect of warranty adjustments occurring in the second quarter. The changes in foreign currency exchange rates had an approximate 15 basis point positive impact on our gross profit margins. Offsetting these favorable impacts to gross profit margins were product costs, including under-absorbed manufacturing overhead, that were greater than material cost savings and which decreased gross profit margins by approximately 55 basis points.
Selling, General and Administrative Expenses
SG&A expenses for the first three quarters decreased by over $57.2 million in 2009 as compared to the same period in 2008. As a percentage of total net sales, SG&A expenses were 22.6% for 2009 and 19.8% for 2008, primarily due to the decline in sales volumes. Selling and administrative expenses decreased, generally due to cost reductions, including headcount savings, totaling approximately $38 million, and the impact of changes in foreign exchange rates of almost $20 million. Research and development expenses remained constant as we continued to invest in future product offerings.
Gains and Other Expenses, Net
Gains and other expenses, net for the first three quarters of 2009 and 2008 included the following (in millions):

	Nine Months Ended
	September 30,
	2009	2008
Realized losses (gains) on settled futures contracts	$3.6	$(1.0)
Unrealized (gains) losses on unsettled futures contracts not designated as cash flow hedges	(6.4)	0.4
Foreign currency exchange losses (gains)	0.9	(4.3)
Other items, net	(0.4)	0.1

Gains and other expenses, net	$(2.3)	$(4.8)

The change in gains and losses on futures contracts was primarily due to decreases in commodity prices relative to the futures contract prices during 2009 as compared to 2008 for the contracts that settled during the period. Conversely, the change in unrealized (gains) losses related to unsettled futures contracts not designated as cash flow hedges was primarily due to higher commodity prices relative to the futures contract prices for those contracts. For more information, see Note 5 in the Notes to the Consolidated Financial Statements. The change in foreign currency losses (gains) was primarily due to a favorable catch-up adjustment of $5 million related to foreign currency fluctuations on intercompany loans recorded in 2008. Additionally, we incurred foreign exchange transaction gains on intercompany transactions as the dollar weakened against certain foreign currencies.

Restructuring Charges
In the first three quarters of 2009 and 2008, we incurred restructuring charges consisting of:

	Nine Months Ended
	September 30,
	2009	2008
Manufacturing rationalizations	$18.7	$14.3
Reorganization of distribution network	(0.3)	—
Reorganizations of corporate and business unit selling and administrative functions	9.0	4.6

Total	$27.4	$18.9

For further detail regarding restructuring reserves and individual restructuring actions, see Note 12 in the Notes to our Consolidated Financial Statements.
Manufacturing Rationalizations
The restructuring charges for new manufacturing rationalizations incurred in the third quarter of 2009 primarily related to the consolidation of certain Commercial Heating & Cooling manufacturing operations located in Mions, France into our existing manufacturing operations in Longvic, France. As a result of significant headcount reductions for this action and a previous action, we recorded severance charges of $8.0 million during the first three quarters of 2009.
The primary restructuring projects also contributing to these charges during the first three quarters of 2009 were:
•	The consolidation of Residential Heating & Cooling manufacturing operations from Blackville, South Carolina into our operations in Orangeburg, South Carolina and Saltillo, Mexico. The restructuring charges incurred related to this action totaled $7.6 million for the first three quarters of 2009. These restructuring charges were composed of $2.5 million of severance and related charges, $4.1 million of asset write-offs and accelerated depreciation, and $1.1 million of other costs, primarily related to the return of previously received government economic development credits.
•	The closure of our Refrigeration operations in Danville, Illinois and consolidation of Danville manufacturing, support and warehouse functions into our Tifton, Georgia and Stone Mountain, Georgia operations. The operations at Danville ceased as of the end of the first quarter of 2009 and the transition was completed in the second quarter of 2009. Total restructuring charges recorded in the first three quarters of 2009 related to this action were $2.1 million. These charges were primarily composed of facility clean-up costs, equipment moving costs and manufacturing inefficiencies incurred prior to the plant closure.
•	The transition of production of certain Residential Heating & Cooling products from our Marshalltown, Iowa manufacturing facility to our manufacturing operations in Saltillo, Mexico. Total restructuring charges recorded in the first three quarters of 2009 related to this action were $0.8 million and these charges primarily related to equipment moves. The transition was completed in the third quarter of 2009.
Reorganization of North American Distribution Network
In the first three quarters of 2009, we reversed previously recorded restructuring severance charges related to the transition of activities currently performed at our North American Parts Center in Des Moines, Iowa to other locations, including our North American Distribution Center in Marshalltown, Iowa of $0.3 million primarily due to changes in previous severance estimates.
Reorganizations of Corporate and Business Unit Selling and Administrative Functions
The restructuring charges incurred in the first three quarters of 2009 related to the reorganization of selling and administrative functions totaled $9.0 million and included $7.5 million of severance and related charges, $0.7 million of lease termination costs, $0.1 million of asset write-offs and accelerated depreciation and $0.7 million of other costs.

The primary restructuring projects contributing to these charges during the first three quarters of 2009 were:
•	The relocation of Residential Heating & Cooling factory-built fireplace headquarters from Orange, California to Nashville, Tennessee and the consolidation of customer and technical service departments into our existing hearth products plant in Union City, Tennessee. As a result of this action, we recorded restructuring charges of $1.2 million during the third quarter of 2009.
•	The reorganization of our Commercial Heating & Cooling business unit selling and administrative functions in Northern Europe through a series of restructuring actions. Total restructuring charges recorded in the first three quarters of 2009 related to this action were $3.3 million.
•	The reorganization of our Residential and Commercial Heating & Cooling selling and administrative organization in the United States and Canada. As a result of this action, we recorded restructuring charges of $1.5 million during the first three quarters of 2009.
•	The reorganization of the management structure of our Refrigeration administrative and support functions across the globe. We recorded total restructuring charges of $1.7 million during the first three quarters of 2009 related to this action.
•	The reorganization of the management structure of our Service Experts administrative and support functions in North America through a series of actions. We recorded total restructuring charges of $1.0 million in the first three quarters of 2009 related to these actions.
Cash Used in Restructuring Activities
Total cash paid for restructuring activities during the first three quarters of 2009 was $15.5 million, a decrease of $6.6 million from the same period in 2008. A significant portion of this amount related to the timing of severance payments for corporate restructuring activities that occurred in 2008. We generally use operating cash as the funding source for restructuring activities.
Income from Equity Method Investments
Investments over which we do not exercise control but have significant influence are accounted for using the equity method of accounting. Income from equity method investments decreased to $5.6 million in the first three quarters of 2009, compared to $8.0 million during the same period in 2008 primarily due to the weaker performance of both our U.S. joint venture in compressor manufacturing and our joint venture in Latin America. Our U.S. joint venture experienced reduced sales as a result of a reduction in our volume of purchases in the first three quarters of 2009 as compared to the same period in 2008.
Interest Expense, net
Interest expense, net decreased to $6.1 million during the first three quarters of 2009 from $10.7 million during the same period in 2008. The decrease in interest expense was primarily attributable to a lower average interest rate paid on variable rate debt and the remainder was due to a decrease in the average amounts borrowed in 2009 as compared to the same period in 2008.
Income Taxes
The income tax provision was $32.8 million in the first three quarters of 2009, compared to $68.9 million during the same period in 2008. The effective tax rate was 38.7% for the first three quarters of 2009 as compared to 38.1% for the same period in 2008. Our effective rates differ from the statutory federal rate of 35% for certain items, such as state and local taxes, non-deductible expenses, foreign operating losses for which no tax benefits have been recognized and foreign taxes at rates other than 35%.
Discontinued Operations
Near the end of 2008, we announced plans to sell seven unprofitable service centers. We entered into agreements to sell all of these service centers during the first quarter of 2009. Also, during the third quarter of 2009, we announced plans to sell an additional five service centers.
We have reclassified losses of $10.2 million related to these service centers in the first three quarters of 2009 as discontinued operations. This compares with income from these discontinued operations of $0.5 million during the same period in 2008. Included in the losses from discontinued operations is an impairment charge of $2.1 million related to service centers where the estimated selling price of the assets is below the net book value of those assets. The loss from discontinued operations also includes a provision of $6.2 million for an unfavorable judgment in litigation related to the sale of a service center in 2004 that was included in discontinued operations.

Year-to-Date Through September 30, 2009 Compared to Year-to-Date Through September 30, 2008 – Results by Segment
Residential Heating & Cooling
The following table details our Residential Heating & Cooling segment’s net sales and profit for the first three quarters of 2009 and 2008 (dollars in millions):

	Nine Months Ended
	September 30,
	2009	2008	Difference	% Change
Net sales	$972.7	$1,193.9	$(221.2)	(18.5)%
Profit	73.5	118.5	(45.0)	(38.0)
% of net sales	7.6%	9.9%
The decrease in net sales was due to continuing weakness in the U.S. residential new construction market and softer replacement business as consumers remain cautious in the current economic environment. Unit volumes were lower across the industry. Reduced sales volumes decreased net sales by nearly 20% in 2009 as compared to 2008. The unfavorable impact of changes in foreign currency exchange rates also decreased net sales by over 1%. The decreases related to net sales were partially offset by pricing gains of almost 2% related to increases that were enacted in the later quarters of 2008 and positive sales mix of less than 1%.
Segment profit declined due to a decrease in net sales of $40 million and increased product costs of nearly $11 million, as other product costs, including under-absorbed manufacturing overhead, more than offset materials savings in the first three quarters of 2009. This decline in segment profit was primarily offset by SG&A cost reductions, including headcount savings, of almost $8 million.
Commercial Heating & Cooling
The following table details our Commercial Heating & Cooling segment’s net sales and profit for the first three quarters of 2009 and 2008 (dollars in millions):

	Nine Months Ended
	September 30,
	2009	2008	Difference	% Change
Net sales	$448.6	$646.1	$(197.5)	(30.6)%
Profit	38.4	73.2	(34.8)	(47.5)
% of net sales	8.6%	11.3%
Our Commercial Heating & Cooling business experienced lower sales volumes of 31%, primarily due to weak new construction in North America and overall weakness in European business. The unfavorable impact of changes in foreign currency exchange rates on net sales was 4%. As an offset to these negative impacts, sales mix was positive at 4%. Pricing was flat for the first three quarters of 2009.
Segment profit declined due to a decrease in net sales of $46 million and increased product costs of nearly $5 million, as other product costs, including under-absorbed manufacturing overhead, more than offset materials savings in the first three quarters of 2009. The decline in segment profit was partially offset by SG&A cost reductions, including headcount savings, of $14 million.

Service Experts
The following table details our Service Experts segment’s net sales and profit for the first three quarters of 2009 and 2008 (dollars in millions):

	Nine Months Ended
	September 30,
	2009	2008	Difference	% Change
Net sales	$389.0	$449.9	$(60.9)	(13.5)%
Profit	9.6	10.6	(1.0)	(9.4)
% of net sales	2.5%	2.4%
The decrease in net sales was primarily due to the decline in the residential new construction and residential service and replacement end markets resulting from the weakness of the U.S. economy. The sales decrease was primarily due to sales volumes of 10% as both price and sales mix were relatively flat. The unfavorable impact of changes in foreign currency exchange rates decreased net sales by 3%.
A decline in net sales decreased segment profit by $16 million. The lower sales volumes were partially offset by SG&A cost reductions, including headcount savings, of $8 million and lower costs of sales of $5 million.
Refrigeration
The following table details our Refrigeration segment’s net sales and profit for the first three quarters of 2009 and 2008 (dollars in millions):

	Nine Months Ended
	September 30,
	2009	2008	Difference	% Change
Net sales	$369.4	$486.8	$(117.4)	(24.1)%
Profit	32.9	48.9	(16.0)	(32.7)
% of net sales	8.9%	10.0%
Net sales decreased due to lower sales volumes of almost 19% and the unfavorable impact of changes in foreign currency exchange rates of over 8%. Pricing gains of approximately 3% partially offset these negative impacts.
Segment profit was unfavorably affected by the decline in net sales of $22 million and increased product costs of $3 million, as other product costs, including under-absorbed manufacturing overhead, more than offset materials savings in the first three quarters of 2009. Offsetting these unfavorable impacts were SG&A cost reductions, including headcount savings, of $9 million.
Corporate and Other
Corporate and other expenses increased to $42.0 million in the first three quarters of 2009, up from $37.2 million during the same period in 2008. Comparisons to the prior year were affected by a favorable adjustment for foreign currency exchange rates of approximately $5 million that was recorded in the third quarter of 2008.
Liquidity and Capital Resources
Our working capital and capital expenditure requirements are generally met through internally generated funds, our domestic revolving credit facility and our ASA. Working capital needs are generally greater in the first and second quarters due to the seasonal nature of our business cycle.
Statement of Cash Flows
The following table summarizes our cash activity for the nine months ended September 30, 2009 and 2008 (in millions):

	2009	2008
Net cash provided by operating activities	$213.3	$139.8
Net cash provided by (used in) investing activities	1.5	(44.5)
Net cash used in financing activities	(235.1)	(134.9)

Net Cash Provided by Operating Activities
The cash generation experienced during the first three quarters of 2009 in operating activities was primarily due to working capital improvements. The cash flow impact of changes in accounts receivable improved by $59.4 million from a year ago primarily due to lower revenues and positive cash collection experience. The cash flow impact from changes in inventory improved $55.2 million due to the continued focus on our investment in inventory and also due to lower production volumes. These favorable operating cash flow impacts were partially offset by changes in accounts payable of $31.5 million due to lower inventory purchases than a year ago.
During the first three quarters of 2009, we received cash of $37.9 million from collateral previously posted related to commodity hedge derivative loss positions in the last half of 2008.
Net Cash Provided by (Used in) Investing Activities
Capital expenditures in the first three quarters of 2009 were $33.9 million, which was slightly lower compared to capital expenditures of $38.3 million incurred in the first three quarters of 2008. Capital expenditures for the first three quarters of 2009 were principally driven by:
•	Purchases of production equipment in our Residential Heating & Cooling and Commercial Heating & Cooling segments,
•	Purchases of systems and software to support our regional distribution center initiative as well as the overall enterprise,
•	Expenditures for plant consolidations, and
•	Spending for our Saltillo, Mexico facility.
Net cash received of $33.3 million in investing activities for the first three quarters of 2009 was due to liquidation of short-term investments into cash compared to a net investment of $6.7 million in the same period of 2008.
Net Cash Used in Financing Activities
Due to our strong working capital position, we repaid, on a net basis, $219.8 million of debt during the first three quarters of 2009. This compares to a net borrowing in the first three quarters of 2008 of $176.9 million, which was primarily used to repurchase $307.6 million of our common stock. Also, both the proceeds from the exercise of stock options and the related tax benefits declined, in total, $17.2 million due to lower volumes of stock option exercises and as the result of lower common stock price. We paid a total of $23.2 million in dividends on our common stock in the first three quarters of 2009 as compared to $32.4 million in the same period of 2008. The decrease in cash dividends is due to a change in the timing of payment and the reduction in outstanding shares due to the repurchase of common stock under our share repurchase program.
Debt Position and Financial Leverage
Our debt-to-total capital ratio decreased to 26% as of September 30, 2009 from 48% as of December 31, 2008 due to lower outstanding debt and increased equity.
The following tables summarize our outstanding debt obligations and the classification in the accompanying Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008 (in millions):

Description of Obligation	Short-Term	Current	Long-Term
As of September 30, 2009	Debt	Maturities	Maturities	Total
Domestic promissory notes (1)	$—	$35.0	$—	$35.0
Domestic revolving credit facility	—	—	142.5	142.5
Capital lease obligations	—	0.5	17.1	17.6
Foreign obligations	5.6	0.1	0.3	6.0

Total Debt	$5.6	$35.6	$159.9	$201.1

Description of Obligation	Short-Term	Current	Long-Term
As of December 31, 2008	Debt	Maturities	Maturities	Total
Domestic promissory notes (1)	$—	$—	$35.0	$35.0
Domestic revolving credit facility	—	—	359.8	359.8
Capital lease obligations	—	0.3	18.6	18.9
Foreign obligations	6.1	0.3	0.3	6.7

Total Debt	$6.1	$0.6	$413.7	$420.4

(1)	Domestic promissory notes bear interest at 8.00% and mature in 2010.

As of September 30, 2009, we had outstanding borrowings of $142.5 million, and an additional $95.9 million committed to standby letters of credit under the $650.0 million domestic revolving credit facility. All of the remaining $411.6 million was available for future borrowing. The facility matures in October 2012.
Our domestic revolving credit facility includes a subfacility for swingline loans of up to $50.0 million and provides for the issuance of letters of credit for the full amount available under our domestic revolving credit facility. Our weighted average borrowing rate on our domestic revolving credit facility was 0.94% and 2.26% as of September 30, 2009 and December 31, 2008, respectively.
Our domestic revolving credit facility contains financial covenants relating to leverage and interest coverage. Other covenants contained in the domestic revolving credit facility restrict, among other things, mergers, asset dispositions, guarantees, debt, liens, acquisitions, investments, affiliate transactions and our ability to make restricted payments. The financial covenants require us to maintain defined levels of Consolidated Indebtedness to Adjusted EBITDA Ratio and a Cash Flow (defined as EBITDA minus capital expenditures) to Net Interest Expense Ratio. The required ratios as of September 30, 2009 are detailed below:

Consolidated Indebtedness to Adjusted EBITDA Ratio no greater than	3.5 : 1.0

Cash Flow to Net Interest Expense Ratio no less than	3.0 : 1.0
Our domestic revolving credit facility contains customary events of default. These events of default include nonpayment of principal or interest, breach of covenants or other restrictions or requirements, default on any other indebtedness or receivables securitizations (cross default), and bankruptcy. A cross default could occur if:
•	we fail to pay any principal or interest when due on any other indebtedness or receivables securitization of at least $40.0 million; or
•	we are in default on any other indebtedness or receivables securitization in an aggregate principal amount of at least $40.0 million; and
•	such default gives the holders the right to declare such indebtedness due and payable prior to its stated maturity.
If a cross default was to occur it could have a wider impact on our liquidity than might otherwise occur from a default of a single debt instrument or lease commitment.
If any event of default occurs and is continuing, lenders with a majority of the aggregate commitments may require the administrative agent to terminate our right to borrow under our domestic revolving credit facility and accelerate amounts due under our domestic revolving credit facility (except for a bankruptcy event of default, in which case such amounts will automatically become due and payable and the lenders’ commitments will automatically terminate).
The domestic promissory notes contain the same financial covenant restrictions as our domestic revolving credit facility described above. As of September 30, 2009, we were in compliance with all covenant requirements. Our domestic revolving credit facility and promissory notes are guaranteed by our material subsidiaries.
We have additional borrowing capacity through several foreign facilities governed by agreements between us and various banks. These borrowings are used primarily to finance seasonal borrowing needs of our foreign subsidiaries. Available capacity at September 30, 2009 and December 31, 2008 on foreign facilities were $12.2 million and $11.1 million, respectively.

Under our ASA, we are eligible to transfer beneficial interests in a portion of our trade accounts receivable to third parties in exchange for cash. Our continued involvement in the transferred assets is limited to servicing. These transfers are accounted for as sales rather than secured borrowings. The fair values assigned to the retained and transferred interests are based primarily on the receivables’ carrying value given the short term to maturity and low credit risk. The ASA provides for a maximum securitization amount of $125 million or 100% of the net pool balance as defined by the ASA. However, eligibility for securitization is limited based on the amount and quality of the accounts receivable and is calculated monthly. Subsequent to December 31, 2008, the amount eligible for securitization declined primarily due to lower sales and increased cash collections. The credit quality of those accounts receivable was not materially different from that at December 31, 2008. The beneficial interest sold cannot exceed the maximum amount, even if our qualifying accounts receivable is greater than the maximum amount at any point in time. The eligible amounts available were as follows (in millions):

	As of	As of
	September 30,	December 31,
	2009	2008
Eligible amount available under the ASA on qualified accounts receivable	$85.9	$91.0
Beneficial interest sold	(30.0)	(30.0)

Remaining amount available	$55.9	$61.0

As of September 30, 2009 and December 31, 2008, $13.8 million and $7.1 million, respectively, of cash and cash equivalents were restricted primarily due to routine lockbox collections and letters of credit issued with respect to the operations of our captive insurance subsidiary, which expire on December 31, 2009 and will be renewed upon expiration. These letters of credit can be transferred to our revolving lines of credit as needed.
We periodically review our capital structure, including our domestic revolving credit facility, to ensure that it has adequate liquidity. We believe that cash flows from operations, as well as available borrowings under our domestic revolving credit facility and other existing sources of funding, will be sufficient to fund our ongoing operations and share repurchases during the term of the 2008 Share Repurchase Plan.
As a result of the declines in the securities markets as a whole, which occurred in 2008, we are in an underfunded position which may result in additional pension contributions.
Off-Balance Sheet Arrangements
In addition to the revolving and term loans described above, we utilize the following financing arrangements in the course of funding our operations:
•	Transfers of accounts receivable under the ASA are accounted for as sales rather than secured borrowings and are reported as a reduction of Accounts and Notes Receivable, Net in the Consolidated Balance Sheets. As of September 30, 2009 and December 31, 2008, we sold $30.0 million in beneficial interests to third parties.
•	We lease real estate and machinery and equipment pursuant to leases that, in accordance with generally accepted accounting principles, are not capitalized on the balance sheet, including high-turnover equipment such as autos and service vehicles and short-lived equipment such as personal computers.
Commitments, Contingencies and Guarantees
We are subject to contingencies that arise in the normal course of business, including product warranties and other product-related contingencies, pending litigation, environmental matters and other guarantees or claims.
We use a combination of third-party insurance and self-insurance plans (large deductible or captive) to provide protection against claims relating to contingencies such as workers’ compensation, general liability, product liability, property damage, aviation liability, directors’ and officers’ liability, auto liability, physical damage and other exposures. Of these exposures, we use self-insurance plans for workers’ compensation/employers’ liability, general liability, product liability, and auto liability. Prior to the third quarter of 2009, these policies were written through a third-party insurance provider, which was then reinsured by our captive insurance subsidiary. Currently these policies are fronted by a commercial insurance company and we then pay the premium directly into our captive insurance company. We believe that the liability limits retained by the captive are customary for a company of our size and in our industry and are appropriate for our business.

In addition, we use third-party insurance plans for property damage, aviation liability, directors’ and officers’ liability, and other exposures. Each of these policies includes per occurrence limits. However, we also carry umbrella or excess liability insurance for all third-party and self-insurance plans, except for directors’ and officers’ liability and property insurance. We believe the limit within our excess policy is adequate for companies of our size in our industry.
The self-insurance expense and liabilities are actuarially determined based on our historical claims information, as well as industry factors and trends, and because we have a captive insurance company, we are required to maintain specified levels of liquid assets from which we must pay claims. The majority of our self-insured risks (excluding auto liability and physical damage) will be paid over an extended period of time. The self-insurance liabilities recorded in Accrued Expenses in the accompanying Consolidated Balance Sheets were $63.3 million at September 30, 2009 and $63.2 million as of December 31, 2008.
The estimate of our liability for future warranty costs requires us to make significant assumptions about the amount, timing and nature of the costs we will incur in the future. We review the assumptions used to determine the liability periodically and we adjust our assumptions based upon factors such as actual failure rates and cost experience. Numerous factors could affect actual failure rates and cost experience, including the amount and timing of new product introductions, changes in manufacturing techniques or locations, components or suppliers used. In recent years, changes in the warranty liability as the result of the issuance of new warranties and the payments made have remained relatively stable. Should actual warranty costs differ from our estimates, we may be required to record adjustments to accruals and expense in the future. At the end of each accounting period, we evaluate our warranty liabilities and during the second quarter of each year, we perform a complete reevaluation of our warranty liabilities. As a result of our annual evaluation, we recorded in the second quarter of 2009 a reduction to the warranty liability that is the principal amount contained within changes in estimates associated with pre-existing liabilities of $12.8 million. The reduction to our warranty liabilities was principally caused by lower than expected failure rates, reductions to future cost estimates, and new experience data.
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
We also may incur costs related to our products that may not be covered under our warranties and are not covered by insurance, and we may, from time to time, repair or replace installed products experiencing quality issues in order to satisfy our customers and to protect our brand. These product quality issues may be caused by vendor-supplied components that fail to meet required specifications. We have identified a product quality issue in a heating and cooling product line produced during a limited time period that we believe results from a vendor-supplied component that failed to meet required specifications. During the first nine months of 2009, we have recorded an expense of $5.1 million for the portion of the issue that is probable and can be reliably estimated based upon the current data available. The expense for this product quality issue, and the related liability, is not included in the tables related to our estimated warranty liabilities. We are working to determine the scope and nature of the issue. Any additional liability resulting from the product quality issue and any related recovery from the vendor cannot be reasonably estimated at this time.
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
On June 22, 2006, we entered into an agreement with a financial institution to lease our corporate headquarters in Richardson, Texas for a term of seven years (the “Lake Park Lease”). The leased property consists of an office building of approximately 192,000 square feet, land and related improvements. Our obligations under the Lake Park Lease are secured by a pledge of our interest in the leased property and are also guaranteed by us and certain of our subsidiaries. The Lake Park Lease, as amended, contains restrictive covenants that are consistent with those of our domestic revolving credit facility. We are in compliance with these financial covenants as of September 30, 2009.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Commodity Price Risk
We enter into commodity futures contracts to stabilize prices expected to be paid for raw materials and parts containing high copper and aluminum content. These contracts are for quantities equal to or less than quantities expected to be consumed in future production.
Fluctuations in metal commodity prices impact the value of the derivative instruments that we hold. When metal commodity prices rise, the fair value of our futures contracts increases and conversely, when commodity prices fall, the fair value of our futures contracts decreases. During 2008, metal commodity prices decreased considerably in a short time period, which resulted in significant derivative loss positions. As a result of these loss positions, we were required to post collateral of $37.9 million as of December 31, 2008. During the first three quarters of 2009, metal commodity prices remained relatively stable and as a result our commodity contracts that were in loss positions at December 31, 2008 have expired and we were no longer required to post collateral as of September 30, 2009. The collateral posted was treated as a prepaid expense and recorded in Other Assets in the accompanying Consolidated Balance Sheets. We also recorded derivative losses, net of tax, of $21.3 million in AOCL as December 31, 2008. During the first three quarters of 2009, our commodity contracts that were in loss positions at December 31, 2008 have expired and we recorded derivative gains, net of tax, of $3.0 million in AOCL as of September 30, 2009. We believe that this decline in metal prices was an extraordinary event because of its size and its occurrence over a relatively short timeframe.
Information about our exposure to market risks related to metal commodity prices and a sensitivity analysis related to our metal commodity hedges is presented below (in millions):

Notional amount (pounds)	13.6
Carrying amount and fair value of asset	$5.0
Change in fair value from 10% change in forward prices	$3.5
Interest Rate Risk
Our results of operations can be affected by changes in interest rates due to variable rates of interest on our revolving credit facilities, cash, cash equivalents and short-term investments. Based on our best estimates of projected cash flows and debt activity, a 100 basis point change in interest rates would impact our results of operations by approximately $1.2 million annually.
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
Information about our exposure to interest rate risk and a sensitivity analysis related to our interest rate swap is presented below (in millions):

Notional amount	$100.0
Impact of a 100 basis point change in the benchmark interest rate:
Carrying amount and fair value of asset	$0.4
Interest expense	$1.1

Foreign Currency Exchange Rate Risk
Our results of operations can be affected by changes in exchange rates. Net sales and expenses in foreign currencies are translated into U.S. dollars for financial reporting purposes based on the average exchange rate for the period. Net sales from outside the United States represented 29.0% and 28.9% of total net sales for the quarters ended September 30, 2009 and 2008, respectively. Historically, foreign currency translation gains (losses) have not had a material effect on our overall operations. As of September 30, 2009, the impact to segment profit (loss) of a 10% change in foreign currency exchange rates is estimated to be approximately $0.3 million.
Item 4. Controls and Procedures.
Disclosure Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934 (Exchange Act), we carried out an evaluation, under the supervision and with the participation of our current management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2009, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit to the Exchange Act is recorded, processed, summarized and reported to be disclosed within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
During the quarter ended September 30, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on information currently available to management, as well as management’s assumptions and beliefs. All statements, other than statements of historical fact, included in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements identified by the words “may,” “will,” “should,” “plan,” “predict,” “anticipate,” “believe,” “intend,” “estimate” and “expect” and similar expressions. Examples of forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to (1) projections of revenues, cost of raw materials, income or loss, earnings or loss per share, capital expenditures, growth prospects, dividends, the effect of currency translations, capital structure, and other financial items, (2) statements of our plans and objectives or estimates or predictions of actions by customers, suppliers, competitors or regulating authorities, (3) statements of future economic performance and (4) statements of assumptions, such as the prevailing weather conditions in our market areas, underlying other statements and statements about us or our business.
Such statements reflect our current views with respect to future events, based on what we believe are reasonable assumptions; however, such statements are subject to certain risks and uncertainties that may affect our performance and results of operations, including, but not limited to:
•	economic risks due to global general business, economic and market conditions, including the likely duration and severity of the current disruption in financial markets and adverse economic conditions in the U.S. and other countries;
•	our ability to obtain new debt or equity financing on acceptable terms or at all, or to access amounts currently available under our domestic revolving credit facility or revolving period asset securitization agreement;
•	the conditions of the U.S. construction industry;
•	the effect of cooler than normal summers and warmer than normal winters on our sales;
•	the effects of price increases or significant supply interruptions on our results of operations;
•	costs incurred as a result of warranty and product liability claims and the effect of such costs on our results of operations;
•	our ability to compete favorably in the highly competitive HVACR business;
•	our ability to effect successful actions to reduce costs and expenses;
•	our ability to successfully develop and market new products;
•	our ability to successfully integrate and operate businesses that we may acquire;

•	our ability to address the effect of any production interruptions or labor stoppages;
•	our ability to successfully manage regulatory, tax and legal matters (including product liability, labor relations and environmental matters);
•	risks from operating internationally, including risks associated with foreign currency fluctuations and changes in local government regulation;
•	the effect of any future determination that a significant impairment of the value of our goodwill intangible asset has occurred on our results of operations; and
•	the specific uncertainties discussed elsewhere in this Quarterly Report on Form 10-Q, the risk factors set forth in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, and those set forth in Part II, “Item 1A. Risk Factors” of this report, if any.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On June 2, 2008, we announced that our Board of Directors approved a new share repurchase plan for $300 million, pursuant to which we are authorized to repurchase shares of our common stock through open market purchases (the “2008 Share Repurchase Plan”). The 2008 Share Repurchase Plan has no stated expiration date. In the third quarter of 2009, we repurchased shares of our common stock as follows:

				Approximate
				Dollar
				Value of Shares
		Average		that
		Price	Total Number of	may yet be
		Paid per	Shares Purchased	Purchased
	Total Number	Share	As Part of Publicly	Under the Plans or
	of Shares	(including	Announced Plans	Programs
Period	Purchased(1)	fees)	or Programs	(in millions)
July 1 through July 31	3,732	$35.06	—	$285.3

August 1 through August 31	6,317	$36.76	—	$285.3

September 1 through September 30	217	$36.44	—	$285.3

	10,266	$36.13	—

(1)	Since there were no repurchases under the 2008 Share Repurchase Plan in the third quarter of 2009, this column reflects the surrender to LII of 10,266 shares of common stock to satisfy tax-withholding obligations in connection with the vesting of restricted stock and performance share units.
Item 6. Exhibits.

31.1	—	Certification of the principal executive officer (filed herewith).

31.2	—	Certification of the principal financial officer (filed herewith).

32.1	—	Certification of the principal executive officer and the principal financial officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LENNOX INTERNATIONAL INC.
Date: October 26, 2009	/s/ Robert W. Hau
Robert W. Hau
Chief Financial Officer (on behalf of registrant and as principal financial officer)

EXHIBIT INDEX

Exhibit
Number		Description

31.1	—	Certification of the principal executive officer (filed herewith).

31.2	—	Certification of the principal financial officer (filed herewith).

32.1	—	Certification of the principal executive officer and the principal financial officer pursuant U.S.C. Section 1350 (filed herewith).