Form 10-K
period 2009-12-31
LENNOX INTERNATIONAL INC
filed 2010-02-18
CIK 1069202

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑

As of June 30, 2009, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $1,345,591,000 based on the closing price of the registrant’s common stock on the New York Stock Exchange on such date. Common stock held by non-affiliates excludes common stock held by the registrant’s executive officers, directors and stockholders whose ownership exceeds 5% of the common stock outstanding at June 30, 2009. As of February 8, 2010, there were 56,300,383 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2010 Annual Meeting of Stockholders to be held on May 13, 2010 are incorporated by reference into Part III of this report.

LENNOX INTERNATIONAL INC.

FORM 10-K
For the Fiscal Year Ended December 31, 2009

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

Shown below are our four business segments, the key products and brand names within each segment and 2009 net sales by segment. Segment financial data for 2009, 2008 and 2007, including financial information about foreign and domestic operations, is included in Note 21 of the Notes to our Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” and is incorporated herein by reference.

			2009 Net Sales
Segment	Products/Services	Brand Names	(In millions)

Residential Heating & Cooling	Furnaces, air conditioners, heat pumps, packaged heating and cooling systems, indoor air quality equipment, pre-fabricated fireplaces, freestanding stoves	Lennox, Armstrong Air, Ducane, Aire-Flo, AirEase, Concord, Magic-Pak, Advanced Distributor Products, Superior, Country Stoves, Security Chimneys	$1,293.5
Commercial Heating & Cooling	Unitary heating and air conditioning equipment, applied systems	Lennox, Allied Commercial	594.6
Service Experts	Sales, installation and service of residential and light commercial heating and cooling equipment	Service Experts, various individual service center names	535.4
Refrigeration	Condensing units, unit coolers, fluid coolers, air cooled condensers, air handlers, process chillers	Heatcraft Worldwide Refrigeration, Bohn, Larkin, Climate Control, Chandler Refrigeration, Friga-Bohn, HK Refrigeration, Hyfra, Kirby, Frigus-Bohn	512.7
Eliminations			(88.7)

		Total	$2,847.5

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

Hearth Products.  Our hearth products include factory-built gas, wood-burning and electric fireplaces; free standing wood-burning, pellet and gas stoves; wood-burning, pellet and gas fireplace inserts; gas logs, venting products and accessories. Many of the fireplaces are built with a blower or fan option and are efficient heat sources as well as attractive amenities to the home. We currently market our hearth products under the “Lennox,” “Superior,” “Country Collection” and “Security Chimneys” brand names.

Commercial Heating & Cooling

North America.  In North America, we manufacture and sell unitary heating and cooling equipment used in light commercial applications, such as low-rise office buildings, restaurants, retail centers, churches and schools, as opposed to larger applied systems. Our product offerings for these applications include rooftop units ranging from two to 50 tons of cooling capacity and split system/air handler combinations, which range from 1.5 to 20 tons of cooling capacity. These products are distributed primarily through commercial contractors and directly to national account customers. We believe the success of our products is attributable to their efficiency, design flexibility, total cost of ownership, low life-cycle cost, ease of service and advanced control technology.

Europe.  In Europe, we manufacture and sell unitary products, which range from two to 70 tons of cooling capacity, and applied systems with up to 200 tons of cooling capacity. Our European products consist of small package units, rooftop units, chillers, air handlers and fan coils that serve medium-rise commercial buildings, shopping malls, other retail and entertainment buildings, institutional applications and other field-engineered applications. We manufacture heating and cooling products in several locations in Europe and market these products through both direct and indirect distribution channels in Europe, Russia, Turkey and the Middle East.

Service Experts

Approximately 100 company-owned Service Experts dealer service centers provide installation, preventive maintenance, emergency repair and replacement of heating and cooling systems directly to residential and light commercial customers in metropolitan areas in the U.S. and Canada. In connection with these services, we sell a wide range of our manufactured equipment, parts and supplies, and third-party branded products. We focus primarily on service and replacement opportunities, which we believe are more stable and profitable than new construction in our Service Experts segment. We use a portfolio of management procedures and best practices, including standards of excellence for customer service, a training program for new general managers, common information technology systems and financial controls, regional accounting centers and an inventory management program designed to enhance the quality, effectiveness and profitability of operations.

Refrigeration

We manufacture and market equipment for the global commercial refrigeration market through subsidiaries organized under the Heatcraft Worldwide Refrigeration name. These products are sold to distributors, installing contractors, engineering design firms, original equipment manufacturers and end-users.

North America.  Our commercial refrigeration products for the North American market include condensing units, unit coolers, fluid coolers, air-cooled condensers, compressor racks and air handlers. These products are sold for refrigeration applications, primarily to preserve food and other perishables, and are used by supermarkets, convenience stores, restaurants, refrigerated warehouses and distribution centers. As part of the sale of commercial refrigeration products, we routinely provide application engineering for consulting engineers, contractors and others. We also sell products for non-food and various industry applications, such as telecommunications, dehumidification and medical applications.

International.  In international markets, we manufacture and market refrigeration products including condensing units, unit coolers, air-cooled condensers, fluid coolers, compressor racks and process chillers. We have manufacturing locations in Europe, Australia, New Zealand, Brazil and China. We also own a 50% common stock interest in a joint venture in Mexico that produces unit coolers, air-cooled condensers, condensing units and compressor racks of the same design and quality as those manufactured by our U.S. business. This venture product line is complemented with imports from the U.S., which are sold through the joint venture’s distribution network. We also own a 9% common stock interest in a manufacturer in Thailand that produces compressors for use in our products and for other HVACR customers as well.

Business Strategy

Our business strategy is to sustain and expand our premium market position through organic growth and acquisitions while maintaining our focus on cost reductions to drive margin expansion and support growth into target business segments. This strategy is supported by five strategic priorities that are underlined by our values and our people. The five strategic priorities are:

Innovative Product and System Solutions

In all of our markets, we are continually building on our heritage of innovation by developing residential, commercial, and refrigeration products that give families and business owners more precise control over more aspects of their indoor environments, while significantly lowering their energy costs.

Manufacturing and Sourcing Excellence

We maintain our commitment to manufacturing and sourcing excellence by driving low-cost assembly through rationalization of our facilities and product lines, maximizing factory efficiencies, and leveraging our purchasing power and sourcing initiatives to expand the use of lower-cost components that meet our high-quality requirements.

Distribution Excellence

By investing resources in expanding our distribution network, we are making products available to our customers in a timely, cost-efficient manner. Additionally, we provide enhanced dealer support through the use of technology, training and advertising and merchandising.

Geographic Expansion

We are growing our international presence by extending our successful domestic business model and product knowledge into developing international markets.

Expense Reduction

Through our cost management initiatives, we are focused on areas to reduce operating, manufacturing, and administrative costs.

Marketing and Distribution

We utilize multiple channels of distribution and offer different brands at various price points in order to better penetrate the HVACR markets. Our products and services are sold through a combination of distributors, independent and company-owned dealer service centers, other installing contractors, wholesalers, manufacturers’ representatives and original equipment manufacturers and to national accounts. Dedicated sales forces and manufacturers’ representatives are deployed across our business segments and brands in a manner designed to maximize our ability to service a particular distribution channel. To optimize enterprise-wide effectiveness, we have active cross-functional and cross-organizational teams coordinating approaches to pricing, product design, distribution and national account customers.

An example of the competitive strength of our marketing and distribution strategy is in the North American residential heating and cooling market. We use three distinctly different distribution approaches in this market: the company-owned distribution system, the independent distribution system and sales made directly to end-users. We distribute our “Lennox” and “Aire-Flo” brands in a company-owned process directly to dealers that install these heating and cooling products and, in some cases, we sell “Lennox” commercial products directly to national account customers. We distribute our “Armstrong Air,” “Ducane,” “AirEase,” “Concord,” “Magic-Pak” and “Advanced Distributor Products” brands through the traditional independent distribution process pursuant to which we sell our products to distributors who, in turn, sell the products to installing contractors. In addition, we provide heating and cooling replacement products and services directly to consumers through company-owned Service Experts dealer service centers.

Over the years, the “Lennox” brand has become synonymous with “Dave Lennox,” a highly recognizable advertising icon in the heating and cooling industry. We utilize the “Dave Lennox” image in mass media advertising, as well as in numerous locally produced dealer advertisements, open houses and trade events.

Manufacturing

We operate manufacturing facilities in the U.S. and international locations. We have embraced lean-manufacturing principles, a manufacturing philosophy that reduces waste in manufactured products by shortening the timeline between the customer order and delivery, accompanied by initiatives designed to achieve high product quality across our manufacturing operations. In our facilities most impacted by seasonal demand, we manufacture both heating and cooling products to balance seasonal production demands and maintain a relatively stable labor force. We are generally able to hire temporary employees to meet changes in demand.

Strategic Sourcing

We rely on various suppliers to furnish the raw materials and components used in the manufacturing of our products. To maximize our buying effectiveness in the marketplace, our central strategic sourcing group consolidates required purchases of materials, components and indirect items across business segments. The goal of the strategic sourcing group is to develop global strategies for a given component group, concentrate purchases with three to five suppliers and develop long-term relationships with these vendors. We have several alternative suppliers for our key raw material and component needs. By developing these strategies and relationships, we leverage our material needs to reduce costs and improve financial and operating performance. Compressors, motors and controls constitute our most significant component purchases, while steel, copper and aluminum account for the bulk of our raw material purchases. We own equity interests in joint ventures that manufacture compressors. These joint ventures provide us with compressors for our residential, commercial and refrigeration businesses.

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

Research and Development and Technology

An important part of our growth strategy is continued investment in research and product development to both develop new products and make improvements to existing product lines. As a result, we spent an aggregate of $48.9 million, $46.0 million and $43.6 million on research and development during 2009, 2008 and 2007, respectively. We operate a global engineering and technology organization that focuses on new technology invention, product development, and process improvements.

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

The North American heating, ventilation and air conditioning (“HVAC”) market is driven by seasonal weather patterns. HVAC products and services are sold year round, but the volume and mix of product sales and service change significantly by season. The industry ships roughly twice as many units during June as it does in December. Overall, cooling equipment represents a substantial portion of the annual HVAC market. In between the heating season (roughly November through February) and cooling season (roughly May through August) are periods commonly referred to as shoulder seasons when the distribution channel transitions its buying patterns from one season to the next. These seasonal fluctuations in mix and volume drive our sales and related segment profit, resulting in somewhat higher sales in the second and third quarters due to the larger cooling season relative to the heating season.

Patents and Trademarks

We hold numerous patents that relate to the design and use of our products. We consider these patents important, but no single patent is material to the overall conduct of our business. We proactively obtain patents to further our strategic intellectual property objectives. We own or license several trademarks and service marks we consider important in the marketing of our products and services, including LENNOX, ARMSTRONG AIR, DUCANE, ALLIED COMMERCIAL, AIRE-FLO, CONCORD, ADP ADVANCED DISTRIBUTOR PRODUCTS, MAGIC-PAK, HUMIDITROL, PRODIGY, HEATCRAFT WORLDWIDE REFRIGERATION, BOHN, CHANDLER REFRIGERATION, KIRBY AND LARKIN, among others. We protect our marks through national registrations and common law rights.

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

•	Residential Heating & Cooling — United Technologies Corp. (Carrier, Bryant, Tempstar, Comfortmaker, Heil, Arcoaire); Goodman Global, Inc. (Goodman, Amana); Ingersoll-Rand plc (Trane, American

Standard); Paloma Co., Ltd. (Rheem, Ruud); Johnson Controls, Inc. (York, Weatherking); Nordyne (Maytag, Westinghouse, Frigidaire, Tappan, Philco, Kelvinator, Gibson); HNI Corporation (Heatilator, Heat-n-Glo); and Monessen Hearth Company (Majestic).

•	Commercial Heating & Cooling — United Technologies Corp. (Carrier); Ingersoll-Rand plc (Trane); Johnson Controls, Inc. (York); AAON, Inc.; and Daikin Industries, Ltd. (McQuay).

•	Service Experts — Local independent dealers; dealers owned by utility companies, including, for example, Direct Energy; and national HVAC service providers such as Sears and American Residential Services.

•	Refrigeration — United Technologies Corp. (Carrier); Ingersoll-Rand plc (Hussmann); Emerson Electric Co. (Copeland); GEA Group (Kuba, Searle, Goedhart); and Alfa Laval (Alfa Laval, Fincoil, Helpman).

Employees

As of December 31, 2009, we employed approximately 11,600 employees, of whom approximately 4,800 were salaried and 6,800 were hourly. The number of hourly workers we employ may vary in order to match our labor needs during periods of fluctuating demand. Approximately 2,600 employees are represented by unions. We believe our relationships with our employees and with the unions representing our employees are good and currently we do not anticipate any material adverse consequences resulting from negotiations to renew any collective bargaining agreements.

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

Energy Efficiency.  The U.S. Department of Energy is conducting rule makings to evaluate the current minimum efficiency standards for residential heating and cooling products. On December 19, 2007, federal legislation was enacted authorizing the U.S. Department of Energy to study the establishment of regional efficiency standards for residential furnaces, air conditioners and heat pumps. We anticipate that the U.S. Department of Energy will establish regional standards for furnaces and air conditioners as part of the rulemakings. We have established a process that we believe will allow us to offer new products that meet or exceed these new standards in advance of implementation. Similar new standards are being promulgated for commercial air conditioning and refrigeration equipment. We are actively involved in U.S. Department of Energy and Congressional activities related to energy efficiency standards. We are prepared to have compliant product in place in advance of the implementation of all such regulations being considered by the U.S. Department of Energy or Congress.

Refrigerants.  The use of hydrochlorofluorocarbons, “HCFCs,” and hydroflurocarbons “HFCs” as refrigerants for air conditioning and refrigeration equipment is common practice in the HVACR industry. Under the Montreal Protocol and implementing regulations, the use of virgin HCFCs in new pre-charged equipment within the U.S. was phased out January 1, 2010. We have complied with applicable rules and regulations governing the HCFC phase out. The United States Congress, Environmental Protection Agency and other international regulatory bodies are considering steps to phase down the future use of HFCs in HVACR products. We have been an active participant in the ongoing international and domestic dialogue on this subject and believe we are well positioned to react in a timely manner to any changes in the regulatory landscape. In addition, we are taking proactive steps to implement responsible use principles and guidelines with respect to limiting refrigerants from escaping into the atmosphere throughout the life span of our HVACR equipment.

Remediation Activity.  In addition to affecting our ongoing operations, applicable environmental laws can impose obligations to remediate hazardous substances at our properties, at properties formerly owned or operated by us and at facilities to which we have sent or send waste for treatment or disposal. We are aware of contamination at some of our facilities; however, based on facts presently known, we do not believe that any future remediation costs at such facilities will be material to our results of operations. We currently believe that the release of the hazardous materials occurred over an extended period of time, including a time when we did not own the site. Extensive investigations have been performed, we have completed remediation pilot-testing and are in the process of implementing full-scale remediation on-site. For more information, see Note 11 in the Notes to our Consolidated Financial Statements.

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

Available Information

Our web site address is www.lennoxinternational.com. We make available, free of charge through our web site, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. The information on our web site is not a part of, or incorporated by reference into, this annual report on Form 10-K.

Certifications

We submitted the 2009 New York Stock Exchange (the “NYSE”) Annual CEO Certification regarding our compliance with the NYSE’s corporate governance listing standards to the NYSE on June 12, 2009.

The certifications of our Chief Executive Officer and Chief Financial Officer pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002 are filed and furnished, respectively, as exhibits to this Annual Report on Form 10-K.

Executive Officers of the Company

Our executive officers, their present positions and their ages are as follows:

Name	Age	Position

Todd M. Bluedorn	46	Chief Executive Officer
Prakash Bedapudi	43	Executive Vice President and Chief Technology Officer
Harry J. Bizios	60	Executive Vice President and President and Chief Operating Officer, LII Commercial Heating & Cooling
Michael J. Blatz	44	Executive Vice President, Operations
Scott J. Boxer	59	Executive Vice President and President and Chief Operating Officer, Service Experts
Robert W. Hau	44	Executive Vice President and Chief Financial Officer
David W. Moon	48	Executive Vice President and President and Chief Operating Officer, LII Worldwide Refrigeration
Daniel M. Sessa	45	Executive Vice President and Chief Human Resources Officer
John D. Torres	51	Executive Vice President, Chief Legal Officer and Secretary
Douglas L. Young	47	Executive Vice President and President and Chief Operating Officer, LII Residential Heating & Cooling
Roy A. Rumbough, Jr.	54	Vice President, Controller and Chief Accounting Officer

The following biographies describe the business experience of our executive officers:

Todd M. Bluedorn became Chief Executive Officer and was elected to our Board of Directors in April 2007. Mr. Bluedorn previously served in numerous senior management positions for United Technologies since 1995, including President, Americas — Otis Elevator Company beginning in 2004; President, North America — Commercial Heating, Ventilation and Air Conditioning for Carrier Corporation beginning in 2001; and President, Hamilton Sundstrand Industrial beginning in 2000. He began his professional career with McKinsey & Company in 1992, after receiving an MBA from Harvard University in 1992 and serving in the United States Army as a combat engineer officer and United States Army Ranger from 1985 to 1990. He also holds a BS in Electrical Engineering from the United States Military Academy at West Point. Mr. Bluedorn currently serves on the board of directors of Eaton Corporation, a diversified industrial manufacturer.

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

Michael J. Blatz was appointed Executive Vice President, Operations in May 2009. Mr. Blatz joined LII in August 2007 as Vice President, Operations. Mr. Blatz was previously Vice President and General Manager for Tyler Refrigeration, a division of Carrier Corporation, a United Technologies company. His career at Carrier Corporation began in 2003 and encompassed senior leadership positions in supply chain, product management, and manufacturing operations. He also served as Director of Operations and Director of Worldwide Procurement at Dell Computer Corporation and held engineering and product development roles at Case Corporation before joining Carrier Corporation. He holds a BS in mechanical engineering from the United States Military Academy at West Point and a MS in management and mechanical engineering, both from the Massachusetts Institute of Technology.

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

Robert W. Hau was appointed Executive Vice President and Chief Financial Officer in October 2009. He had previously served as Vice President and Chief Financial Officer for Honeywell International’s Aerospace Business Group since 2006. Mr. Hau first joined Honeywell (initially AlliedSignal) in 1987 and served in a variety of senior financial leadership positions, including Vice President and Chief Financial Officer for the company’s Aerospace Electronic Systems Unit and for its Specialty Materials Business Group. He holds a BSBA in Finance & Marketing from Marquette University and an MBA in Finance from the University of Southern California.

David W. Moon was appointed Executive Vice President and President and Chief Operating Officer of LII’s Worldwide Refrigeration segment in August 2006. Mr. Moon had previously served as Vice President and General Manager of Worldwide Refrigeration, Americas Operations since 2002. Prior to serving in that position, he served as Managing Director in Australia beginning in 1999, where his responsibilities included heat transfer manufacturing and distribution, refrigeration wholesaling and manufacturing, and HVAC manufacturing and distribution in Australia and New Zealand. Mr. Moon originally joined LII in 1998 as Operations Director, Asia Pacific. Prior to that time, Mr. Moon held various management positions at Allied Signal, Inc., Case Corporation, and Tenneco Inc. in the United States, Hong Kong, Taiwan and Germany. He holds a BS in Civil Engineering and an MBA from Texas A&M University.

Daniel M. Sessa was appointed Executive Vice President and Chief Human Resources Officer in June 2007. Mr. Sessa previously served in numerous senior human resources and legal leadership positions for United Technologies Corporation since 1996, including Vice President, Human Resources for Otis Elevator Company — Americas from 2005 to 2007, Director, Employee Benefits and Human Resources Systems for United Technologies Corporation from 2004 to 2005, and Director, Human Resources for Pratt & Whitney from 2002 to 2004. He holds a JD from the Hofstra University School of Law and a BA in Law & Society from the State University of New York at Binghamton.

John D. Torres was appointed Executive Vice President and Chief Legal Officer in December 2008. He had previously served as Senior Vice President, General Counsel and Secretary for Freescale Semiconductor, a semiconductor manufacturer that was originally part of Motorola. He joined Motorola’s legal department as Senior Counsel in 1996 and was appointed Vice President, General Counsel of the company’s semiconductor business in 2001. Prior to joining Motorola, Mr. Torres served 13 years in private practice in Phoenix, specializing in commercial law. He holds a BA from Notre Dame and a JD from the University of Chicago.

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

Roy A. Rumbough, Jr. was appointed Vice President, Controller and Chief Accounting Officer in July 2006. He had previously served as Vice President, Corporate Controller of Maytag Corporation, a position he held since 2002. From 1998 to 2002, he served as Vice President, Controller of Blodgett Corporation, a portfolio of food service equipment companies and former affiliate of Maytag. Mr. Rumbough’s career at Maytag spanned 17 years and included internal audit, financial planning and analysis, and business unit controller roles. Prior to his career at Maytag, he worked for Deloitte and Touche, LLP. He holds a BA in Accounting from North Carolina State University and an MBA from the Kellogg School of Management, Northwestern University.

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

Our Operations are Subject to a Number of Economic Risks due to Global General Business, Economic and Market Conditions

Financial markets world-wide experienced extreme disruption in 2008 and 2009, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. The tightening of credit in financial markets adversely affects the ability of our customers to obtain financing for significant purchases and operations and could result in a decrease in or cancellation of orders for our products and services as well as impact the ability of our customers to make payments. Similarly, this tightening of credit may adversely affect our supplier base and increase the potential for one or more of our suppliers to experience financial distress or bankruptcy. Our business is also adversely affected by decreases in the general level of economic activity, which may cause our customers to cancel, decrease or delay their use of our products and services.

If these conditions continue or there is a further deterioration in the financial markets, we may be unable to obtain new debt or equity financing on acceptable terms or at all, or to access amounts currently available under our domestic revolving credit facility. Also, availability under our asset securitization agreement may be adversely impacted by credit quality and performance of our customer accounts receivable. The availability under the asset securitization agreement is based on the amount of accounts receivable that meet the eligibility criteria of the asset securitization agreement. If receivable losses increase or credit quality deteriorates, the amount of eligible receivables could decline and, in turn, lower the availability under the asset securitization.

We cannot predict the duration and severity of any future disruption in financial markets or adverse economic conditions in the U.S. and other countries.

Our Financial Performance Is Dependent on the Conditions of the U.S. Construction Industry.

Our business is affected by the performance of the U.S. construction industry. Our sales in the residential and commercial new construction market correlate to the number of new homes and buildings that are built, which in turn is influenced by cyclical factors such as interest rates, inflation, availability of financing, consumer spending habits and confidence, employment rates and other macroeconomic factors over which we have no control. For the last several years the U.S. housing industry has experienced a significant downturn, resulting in a decline in the demand for the products and services we sell into the residential new construction market. These market challenges have affected, and will continue to materially affect our business, financial condition and results of operations.

Cooler than Normal Summers and Warmer than Normal Winters May Depress Our Sales.

Demand for our products and for our services is strongly affected by the weather. Cooler than normal summers depress our sales of replacement air conditioning and refrigeration products and services, and warmer than normal winters have the same effect on our heating products and services.

  Price Volatility for Commodities We Purchase or Significant Supply Interruptions Could Have an Adverse Effect on Our Cash Flow or Results of Operations.

In the manufacture of our products, we depend on raw materials, such as steel, copper and aluminum, and components purchased from third parties. We generally concentrate purchases for a given raw material or component with a small number of suppliers. Although we believe there are alternative suppliers for all of our key raw material and component needs, if a supplier is unable or unwilling to meet our supply requirements, we could experience supply interruptions or cost increases, either of which could have an adverse effect on our results of operations. In addition, although we regularly pre-purchase a portion of our raw materials at fixed prices each year to hedge against price increases, an increase in raw materials prices not covered by our fixed price arrangements could significantly increase our cost of goods sold and negatively impact our margins if we are unable to effectively pass such price increases on to our customers. Alternatively, if we increase our prices in response to increases in the prices or quantities of raw materials or components we require or encounter significant supply interruptions, our competitive position could be adversely affected, which may result in depressed sales.

In addition, we use derivatives to hedge price risk associated with forecasted purchases of certain raw materials. Our hedged price could result in our paying higher or lower prices for commodities as compared to the market prices for those commodities when purchased. Decreases in spot prices below our hedged prices can also require us to post cash collateral with our hedge counterparties, which could impact our liquidity and cash flows. At year-end 2008, we were required to post $37.9 million of cash collateral on our hedges. During 2009, metal commodity prices remained relatively stable and as a result our commodity contracts that were in loss positions at December 31, 2008 have expired and we were no longer required to post collateral as of December 31, 2009.

  Our Ability to Meet Customer Demands is Limited by Our Single-Location Production Facilities and Reliance on Certain Key Suppliers.

We manufacture many of our products at single-location production facilities, and we rely on certain suppliers who also may concentrate production in single locations. Any significant problems at one or more of our production facilities, or at a facility of one of our suppliers, could impact our ability to deliver our products. Our inability to meet our customers’ demand for our products could have a material adverse impact on our business, financial condition and results of operations.

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

We May Not be Able to Compete Favorably in the Highly Competitive HVACR Business.

Substantially all of the markets in which we operate are highly competitive. The most significant competitive factors we face are product reliability, product performance, service and price, with the relative importance of these factors varying among our product lines. Other factors that affect competition in the HVACR market include the development and application of new technologies, an increasing emphasis on the development of more efficient HVACR products and new product introductions. The establishment of manufacturing in low-cost countries could also provide cost advantages to existing and emerging competitors. Our competitors may have greater financial resources than we have, allowing them to invest in more extensive research and development and/or marketing activity. In addition, our Service Experts segment faces competition from independent dealers and dealers owned by utility companies and other consumer service providers, some of whom may be able to provide their products or services at lower prices than we can. We may not be able to compete successfully against current and future competitors and current and future competitive pressures may cause us to reduce our prices or lose market share, or could negatively affect our cash flow, all of which could have an adverse effect on our results of operations.

There Is No Guarantee That Our Efforts to Reduce Costs Will Be Successful.

As part of our strategic priorities of manufacturing and sourcing excellence and expense reduction, we are engaged in various manufacturing rationalization actions designed to lower our cost structure. We are reorganizing our North American distribution network in order to better serve our customers’ needs by deploying parts and equipment inventory closer to them. We continue to rationalize and reorganize various support and administrative functions in order to reduce ongoing selling and administrative expenses. If we cannot successfully implement such restructuring strategies or other cost savings plans, we may not achieve our expected cost savings in the time anticipated, or at all. In such case, our results of operations and profitability may be negatively impaired, making us less competitive and potentially causing us to lose market share.

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

  Because a Significant Percentage of Our Workforce is Unionized, We Face Risks of Work Stoppages and Other Labor Relations Problems.

As of December 31, 2009, approximately 22% of our workforce was unionized. The results of future negotiations with these unions and the effects of any production interruptions or labor stoppages could have an adverse effect on our results of operations.

  We are Subject to Litigation and Environmental Regulations that Could Have an Adverse Effect on Our Results of Operations.

We are involved in various claims and lawsuits incidental to our business, including those involving product liability, labor relations and environmental matters, some of which claim significant damages. Given the inherent uncertainty of litigation, we cannot be certain that existing litigation or any future adverse legal developments will not have a material adverse impact on our financial condition. In addition, we are subject to extensive and changing federal, state and local laws and regulations designed to protect the environment. These laws and regulations could impose liability for remediation costs and civil or criminal penalties in cases of non-compliance. Compliance with environmental laws increases our costs of doing business. Because these laws are subject to frequent change, we are unable to predict the future costs resulting from environmental compliance.

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

As of December 31, 2009, we had goodwill of $257.4 million on our Consolidated Balance Sheet. Any future determination that an impairment of the value of goodwill has occurred would require a write-down of the impaired portion of goodwill to fair value, which would reduce our assets and stockholders’ equity and could have a material adverse effect on our results of operations.

  Declines in Capital Markets Could Necessitate Increased Cash Contributions by Us to Our Pension Plans to Maintain Required Levels of Funding.

Volatility in the capital markets may have a significant impact on the funding status of our defined benefit pension plans. If the performance of the capital markets depresses the value of our defined benefit pension plan assets, our plans may be underfunded and we would have to make contributions to the pension plans. The amount of contributions we may be required to make to our pension plans in the future is uncertain and could be significant, which may have a material impact on our results of operations.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following chart lists our principal domestic and international manufacturing, distribution and office facilities as of February 1, 2010 and indicates the business segment that uses such facilities, the approximate size of such facilities and whether such facilities are owned or leased:

		Type or Use
Location	Segment	of Facility	Approx. Sq. Ft.	Owned/Leased
			(In thousands)

Marshalltown, IA	Residential Heating & Cooling	Manufacturing & Distribution	1,300	Owned & Leased
Blackville, SC	Residential Heating & Cooling	Manufacturing	375	Owned
Orangeburg, SC	Residential Heating & Cooling	Manufacturing	559	Owned
Grenada, MS	Residential Heating & Cooling	Manufacturing & Business Unit Headquarters	300	Leased
Union City, TN	Residential Heating & Cooling	Manufacturing	295	Owned
Laval, Canada	Residential Heating & Cooling	Manufacturing	152	Owned
Saltillo, Mexico	Residential Heating & Cooling	Manufacturing	300	Owned
Columbus, OH	Residential Heating & Cooling	Distribution	144	Leased
McDonough, GA	Residential Heating & Cooling	Distribution	254	Leased
Atlanta, GA	Residential & Commercial Heating & Cooling	Distribution	119	Leased
Brampton, Canada	Residential & Commercial Heating & Cooling	Distribution	129	Leased
Calgary, Canada	Residential & Commercial Heating & Cooling	Distribution	110	Leased
Kansas City, KS	Residential & Commercial Heating & Cooling	Distribution	115	Leased
Dallas, TX	Residential & Commercial Heating & Cooling	Distribution	252	Leased
Ontario, CA	Residential & Commercial Heating & Cooling	Distribution	128	Leased
Des Moines, IA(1)	Residential & Commercial Heating & Cooling	Distribution	352	Leased
Stuttgart, AR	Commercial Heating & Cooling	Manufacturing	787	Owned
Longvic, France	Commercial Heating & Cooling	Manufacturing	133	Owned
Mions, France	Commercial Heating & Cooling	Manufacturing, Research & Development	129	Owned
Tifton, GA(2)	Refrigeration	Manufacturing	599	Owned & Leased
Stone Mountain, GA	Refrigeration	Manufacturing	145	Owned
Milperra, Australia	Refrigeration	Manufacturing & Business Unit Headquarters	830	Owned
Mt. Wellington, New Zealand	Refrigeration	Distribution & Offices	110	Owned
Genas, France	Refrigeration	Manufacturing, Distribution & Offices	175	Owned
San Jose dos Campos, Brazil	Refrigeration	Manufacturing, Warehousing & Offices	148	Owned
Carrollton, TX	Corporate and other	Research & Development	130	Owned
Richardson, TX	Corporate and other	Corporate Headquarters	311	Owned & Leased

(1)	We began the gradual transitioning of all North American Parts Center activities performed at our Des Moines facility to other locations in 2008 and expect to complete this transition and the closing of the North American Parts Center in 2010. Our repair parts manufacturing moved to Marshalltown, IA in the second quarter of 2009, and other functions at the North American Parts Center are being relocated to the regional distribution centers as they have come on line. The Des Moines, IA sales office and local distribution activities remain in Des Moines.

(2)	The expansion of our Refrigeration manufacturing facility in Tifton, GA has been completed and we have completed the closure of our Danville, IL facility with manufacturing being consolidated into Tifton, GA.

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

The Residential & Commercial Heating & Cooling distribution network is currently in the process of moving from a decentralized to a centralized distribution network. Included in the table above are our large warehouses that hold a significant inventory balance.

Item 3.	Legal Proceedings

We are involved in a number of claims and lawsuits incident to the operation of our businesses. Insurance coverages are maintained and estimated costs are recorded for such claims and lawsuits. It is management’s opinion that none of these claims or lawsuits will have a material adverse effect on our financial position, results of operations or cash flows. Costs related to such matters were not material to the periods presented.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders during the fourth quarter of fiscal 2009.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price for Common Stock

Our common stock is listed for trading on the New York Stock Exchange under the symbol “LII.” The high and low sales prices for our common stock for each quarterly period during 2009 and 2008 were as follows:

	Price Range Per Common Share
	2009		2008
	High	Low	High	Low

First Quarter	$34.97	$23.47	$42.22	$26.51
Second Quarter	34.70	25.21	38.48	25.17
Third Quarter	38.03	30.07	41.62	27.86
Fourth Quarter	41.11	33.16	34.12	19.72

Dividends

During 2009 and 2008, we declared quarterly cash dividends as set forth below:

	Dividends per
	Common Share
	2009	2008

First Quarter	$0.14	$0.14
Second Quarter	0.14	0.14
Third Quarter	0.14	0.14
Fourth Quarter	0.14	0.14

Fiscal Year	$0.56	$0.56

The amount and timing of dividend payments are determined by our Board of Directors and subject to certain restrictions under our credit facilities and promissory notes. As of the close of business on February 8, 2010, there were approximately 679 holders of record of our common stock.

Comparison of Total Stockholder Return

The following performance graph compares our cumulative total returns with the cumulative total returns of the Standards & Poor’s Midcap 400 Index, Standard & Poor’s Smallcap 600 Index, and a peer group of U.S. industrial manufacturing and service companies in the heating, ventilation, air conditioning and refrigeration businesses from December 31, 2004 through December 31, 2009. The graph assumes that $100 was invested on December 31, 2004, with dividends reinvested. Peer group returns are weighted by market capitalization. Our peer group includes AAON, Inc., Ingersoll-Rand plc, Comfort Systems USA, Inc., United Technologies Corporation, Johnson Controls Inc., and Watsco, Inc.

Comparison of 5 Year Cumulative Total Return

Our Purchase of LII Equity Securities

In June 2008 our Board of Directors approved a new share repurchase plan for $300 million, pursuant to which we are authorized to repurchase shares of our common stock through open market purchases (the “2008 Share Repurchase Plan”). The 2008 Share Repurchase Program has no stated expiration date. In the fourth quarter of 2009, we repurchased shares of our common stock as follows:

				Approximate Dollar
			Total Number of	Value of Shares that
			Shares Purchased as	may yet be Purchased
	Total Number	Average Price	Part of Publicly	Under the Plans or
	of Shares	Paid per Share	Announced Plans or	Programs
	Purchased (1)	(including fees)	Programs	(In millions)

October 1 through October 31	333	$35.99	—	$285.3
November 1 through November 30	3,440	$38.02	—	$285.3
December 1 through December 31	64,774	$36.85	—	$285.3

Total	68,547	$36.91	—

(1)	Since there were no repurchases under the 2008 Share Repurchase Plan in the fourth quarter of 2009, this column reflects the surrender to LII of 68,547 shares of common stock to satisfy tax-withholding obligations in connection with the vesting of restricted stock and performance share units.

Item 6.	Selected Financial Data

The table below shows selected financial data for the five years ended December 31, 2009:

	For the Years Ended December 31,
	2009	2008	2007	2006	2005
		(In millions, except per share data)

Statements of Operations Data
Net Sales	$2,847.5	$3,441.1	$3,691.7	$3,662.1	$3,352.5
Operational Income From Continuing Operations	109.2	218.6	264.9	222.7	248.1
Income From Continuing Operations	61.8	123.8	165.7	167.1	151.7
Net Income	51.1	122.8	169.0	166.0	150.7
Diluted Earnings Per Share From Continuing Operations	1.09	2.12	2.39	2.27	2.12
Dividends Per Share	0.56	0.56	0.53	0.46	0.41
Other Data
Capital Expenditures	$58.8	$62.1	$70.2	$74.8	$63.3
Research and Development Expenses	48.9	46.0	43.6	42.2	40.3
Balance Sheet Data at Period End
Total Assets	$1,543.9	$1,659.5	$1,814.6	$1,719.8	$1,737.6
Total Debt	231.5	420.4	207.9	109.2	120.5
Stockholders’ Equity	604.4	458.6	808.5	804.4	794.4

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The principal elements of cost of goods sold in our manufacturing operations are components, raw materials, factory overhead, labor and estimated costs of warranty expense. In our Service Experts segment, the principal components of cost of goods sold are equipment, parts and supplies and labor. The principal raw materials used in our manufacturing processes are steel, copper and aluminum. In recent years, increased prices for these commodities and related components have challenged us and the HVACR industry in general. We seek to mitigate the impact of higher commodity prices through a combination of price increases for our products and services, commodity contracts, improved production efficiency and cost reduction initiatives. We also seek to mitigate volatility in the prices of these commodities by entering into futures contracts and fixed forward contracts.

A substantial portion of the sales in each of our business segments is attributable to replacement business, with the balance comprised of new construction business. With the current downturn in residential and commercial new construction activity and current overall economic conditions, we have seen a decline in the demand for the products and services we sell into these markets.

Impact of Current Economic Environment on Our Business

During 2009, we continued to face challenging market conditions as the global economic downturn continued to impact consumer and business confidence. For the year, revenues declined across all of our business units. However, the rate of decline in our Residential Heating & Cooling business slowed during the latter part of 2009 and that business showed year-over-year growth in the fourth quarter. For the year, the rate of decline increased in our Commercial Heating & Cooling and Refrigeration businesses. However, the rate of decline in these business units slowed in the fourth quarter. We continue to execute on our strategic priorities to win new business, capture opportunities in the replacement market, and lower our cost structure for the current market conditions.

We are continuing to adjust to lower demand levels in our end markets with accelerated efforts to increase our operational efficiency and reduce costs while we maintain focus on providing our customers a high level of value and service. During 2009, we recorded restructuring charges of $41.5 million. In addition to the savings related to restructuring activities, we believe that we will realize additional savings from lower commodity prices on certain metals and from our global sourcing initiatives. We are also executing on additional operating efficiency and cost reduction initiatives that are designed to substantially reduce our selling, general and administrative expenses through salaried headcount reduction and other measures. Our salaried headcount was down 13% for 2009.

We believe that when market conditions recover, we will be well-positioned to drive increased earnings leverage.

Key Financial Statistics

•	Net sales for 2009 were $2,847.5 million and were adversely impacted on a year-over-year basis primarily by lower volumes across all segments as a result of the difficult economic environment.

•	Operational income for 2009 was $109.2 million as compared to $218.6 million in 2008. As a percentage of net sales, operational income decreased to 3.8% in 2009 from 6.4% in 2008. The decline in operational income was primarily due to lower sales partially offset by lower material costs and savings from cost reductions and productivity initiatives.

•	Net income for 2009 was $51.1 million as compared to $122.8 in 2008. Basic earnings per share from continuing operations were $1.11 in 2009 as compared to $2.18 in 2008. Diluted earnings per share from continuing operations were $1.09 per share in 2009, down from $2.12 per share in 2008.

•	Cash provided by operating activities was $225.5 million for 2009 compared to $183.2 million in 2008. Cash provided by operating activities was higher primarily due to improved working capital management and the return of collateral posted related to commodity hedges. These increases were partially offset by lower net income and repayments related to our asset securitization program.

•	In 2009, we returned to shareholders $31.1 million through cash dividends.

Results of Operations

The following table provides a summary of our financial results, including information presented as a percentage of net sales (dollars in millions):

	For the Years Ended December 31,
	2009		2008		2007
	Dollars	Percent	Dollars	Percent	Dollars	Percent

Net sales	$2,847.5	100.0%	$3,441.1	100.0%	$3,691.7	100.0%
Cost of goods sold	2,054.1	72.1	2,506.6	72.8	2,687.8	72.8

Gross profit	793.4	27.9	934.5	27.2	1,003.9	27.2
Selling, general and administrative expenses	650.2	22.8	686.9	20.0	731.1	19.8
Gains and other expenses, net	(6.6)	(0.2)	(1.9)	(0.1)	(6.7)	(0.2)
Restructuring charges	41.5	1.5	30.4	0.9	25.2	0.7
Impairment of assets	6.4	0.2	9.1	0.3	—	—
Income from equity method investments	(7.3)	(0.2)	(8.6)	(0.3)	(10.6)	(0.3)

Operational income from continuing operations	$109.2	3.8%	$218.6	6.4%	$264.9	7.2%

Net income	$51.1	1.8%	$122.8	3.6%	$169.0	4.6%

The following table sets forth net sales by geographic market (dollars in millions):

	For the Years Ended December 31,
	2009		2008		2007
	Dollars	Percent	Dollars	Percent	Dollars	Percent

Geographic Market:
U.S.	$2,033.1	71.4%	$2,429.2	70.6%	$2,701.5	73.2%
Canada	327.0	11.5	363.9	10.6	353.6	9.6
International	487.4	17.1	648.0	18.8	636.6	17.2

Total net sales	$2,847.5	100.0%	$3,441.1	100.0%	$3,691.7	100.0%

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008 — Consolidated Results

Net Sales

Net sales decreased 17.3% for 2009 as compared to 2008. The decrease in net sales was due to decreased sales volumes of approximately 18% across all segments and was driven by declines in the overall end markets we serve. For the year, we saw rates of decline increase across all segments. However, our end markets showed improvement late in the year and particularly in the fourth quarter, with our residential HVAC end markets showing growth in the fourth quarter. The commercial HVAC and refrigeration markets were still down from a year ago, but the rate of decline continued to slow in the fourth quarter. The declines in unit volumes were partially offset by pricing gains of approximately 1% and positive sales mix of almost 1%. Changes in foreign currency exchange rates adversely impacted revenues by 1%.

Gross Profit

Gross profit margins improved 70 basis points to 27.9% for 2009, compared to gross margins of 27.2% in 2008. Pricing gains increased gross profit margins by approximately 150 basis points. Lower product costs slightly improved our gross profit margins as material savings were offset by increases in other product costs, including under-absorbed overhead on lower volume and distribution costs. A charge for a product quality issue lowered gross profit margins by 80 basis points.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses decreased by approximately $36.7 million in 2009 as compared to 2008 and as a percentage of total net sales, SG&A expenses were 22.8% for 2009 and 20.0% for 2008. Expenses decreased generally due to cost reductions, including headcount savings, totaling $35 million, and the impact of changes in foreign exchange rates of $12 million. In the comparison of 2009 to 2008, the positive impact in 2008 of a $10 million one-time change in our vacation policy partially offset these reductions to SG&A expenses. Research and development expenses increased slightly as we continued to invest in future product offerings.

Gains and Other Expenses, Net

Gains and other expenses, net for 2009 and 2008 included the following (in millions):

	For the Years
	Ended
	December 31,
	2009	2008

Realized losses on settled futures contracts	$3.7	$0.9
Net change in unrealized (gains) losses on unsettled futures contracts	(7.1)	5.1
Gain on sale of business, net	(4.1)	—
Gains on disposals of fixed assets	(0.1)	(4.8)
Foreign currency exchange losses (gains)	0.7	(3.2)
Other items, net	0.3	0.1

Gains and other expenses, net	$(6.6)	$(1.9)

The change in gains and losses on futures contracts was primarily due to decreases in commodity prices relative to the futures contract prices during 2009 as compared to 2008 for the contracts that settled during the period. Conversely, the change in unrealized (gains) losses related to unsettled futures contracts not designated as cash flow hedges was primarily due to higher commodity prices relative to the futures contract prices for those contracts. Gains and Other Expenses, net for 2009 includes a net gain on the sale of a European business in our Commercial Heating & Cooling segment. We sold assets totaling $5.9 million and recorded a net loss of $2.7 million, after related transaction costs. Upon liquidation of this business, we recorded previously deferred currency gains of $6.8 million. Gains on disposal of fixed assets in 2008 included gains recorded on the sale-leaseback of two properties located in North America in 2008. No such transactions occurred in 2009. The change in foreign currency losses (gains) was primarily due to a favorable catch-up adjustment of $4.5 million related to foreign currency fluctuations on intercompany loans recorded in 2008. For more information, see Note 24 in the Notes to the Consolidated Financial Statements.

Restructuring Charges

As part of our strategic priorities of manufacturing and sourcing excellence and expense reduction, we have initiated various manufacturing rationalization actions designed to lower our cost structure. We also continue to reorganize our North American distribution network in order to better serve our customers’ needs by deploying parts and equipment inventory closer to them. We also have initiated a number of activities that rationalize and reorganize various support and administrative functions to reduce ongoing selling and administrative expenses.

In 2009 and 2008, we incurred restructuring charges consisting of:

	For the Years Ended
	December 31,
	2009	2008

Manufacturing rationalizations	$30.1	$19.7
Reorganization of distribution network	0.1	2.9
Reorganizations of corporate and business unit selling and administrative functions	11.3	7.8

Total	$41.5	$30.4

For further detail regarding restructuring reserves and individual restructuring actions, see Note 18 in the Notes to our Consolidated Financial Statements.

Manufacturing Rationalizations

The restructuring charges incurred in 2009 for manufacturing rationalizations included $17.8 million of severance, $7.5 million of asset write-offs and accelerated depreciation, $1.2 million of equipment move costs and $3.6 million of other costs.

The restructuring charges for manufacturing rationalizations incurred in 2009 primarily related to the consolidation of Residential Heating & Cooling manufacturing operations from Blackville, South Carolina into our operations in Orangeburg, South Carolina and Saltillo, Mexico. Total restructuring charges recorded in 2009 related to this action were $9.7 million. Restructuring charges for manufacturing rationalizations also included the consolidation of certain Refrigeration manufacturing operations located in Parets, Spain into our existing operations in Genas, France and we recorded restructuring charges totaling $7.8 million related to this action. We also incurred restructuring charges related to the consolidation of certain Commercial Heating & Cooling manufacturing operations located in Mions, France into our existing manufacturing operations in Longvic, France. As a result of significant headcount reductions for this action, we recorded restructuring charges of $7.9 million during 2009.

We also incurred restructuring charges related to restructuring activities started in prior years. These restructuring projects included the closure of our Refrigeration operations in Danville, Illinois and consolidation of our Danville manufacturing, support, and warehouse functions into our Tifton, Georgia and Stone Mountain, Georgia operations. The operations at Danville ceased as of the end of the first quarter of 2009, and the transition was completed in the second quarter of 2009. Total restructuring charges recorded in 2009 related to this action were $2.1 million. Restructuring activities started in prior years also included the transition of production of selected Refrigeration products currently manufactured in Milperra, Australia to its sister facility in Wuxi, China. Total restructuring charges recorded in 2009 related to this action were $1.1 million.

To date and in total, we have incurred $60.5 million of restructuring charges related to manufacturing rationalizations that were in process during 2009. Of that amount, $29.7 million was severance costs, $12.5 million was asset write-offs and accelerated depreciation, $4.8 million was equipment move costs, and the remaining $13.5 million was for other charges which are primarily composed of manufacturing inefficiencies, facilities clean-up and demolition costs, and inventory move costs.

In the future, we expect to incur additional charges of $4.4 million related to the manufacturing rationalization projects that were in process during 2009. Of these additional expected charges, $0.5 million will be accelerated depreciation or asset impairment charges and, therefore, non-cash. We also expect to incur $1.9 million in equipment move costs and $2.0 million of other costs, which are primarily composed of facility demolition and site clean-up.

Reorganization of North American Distribution Network

During 2009, we recorded restructuring expenses for severance of $0.8 million offset by reductions to expense of $0.7 million due to changes in previous severance estimates related to the transition of activities currently performed at our North American Parts Center in Des Moines, Iowa to other locations, including our North American Distribution Center in Marshalltown, Iowa.

In the future, we expect to incur additional charges of $0.5 million related to this project, consisting primarily of $0.1 million in severance and $0.4 million in other costs, consisting of relocation, pension curtailment and facility cleanup costs. The current restructuring project is expected to be completed within one year. We anticipate that we will initiate additional restructuring activities in this area as we seek to further enhance our North American distribution network.

Reorganizations of Corporate, Business Unit Selling and Administrative Functions

The restructuring charges incurred in 2009 related primarily to the reorganization of selling and administrative functions and included $10.2 million of severance and related charges, $0.6 million of lease termination costs, and $0.5 million of other costs.

Restructuring charges related to reorganizations of selling and administrative functions included charges for the reorganization of our Commercial Heating & Cooling business selling and administrative functions in Northern Europe through a series of restructuring actions. Total restructuring charges recorded in 2009 related to this action were $3.9 million and consist principally of severance. The restructuring charges impacting administrative functions in 2009 also included the relocation of Residential Heating & Cooling factory-built fireplace headquarters from Orange, California to Nashville, Tennessee and the consolidation of customer and technical service departments into our existing hearth products plant in Union City, Tennessee. As a result of this action, we recorded severance charges of $1.9 million during 2009. During the first quarter of 2009, we began to reorganize the management structure of our Refrigeration administrative and support functions across the globe. Restructuring charges recorded in 2009 related to these actions were $1.9 million. During the first quarter of 2009, Service Experts began to centralize certain of its administrative and support functions through a series of restructuring actions. As a result of these actions, we recorded restructuring charges of $1.8 million during 2009. During the first half of 2009, we reorganized our Commercial Heating & Cooling selling and administrative organization in the United States and Canada. As a result of this action, we recorded severance charges of $1.1 million during 2009.

To date and in total, we have incurred $17.2 million of restructuring charges related to reorganizations of selling and administrative functions for projects that were in process during 2009. Of that amount, $14.4 million was severance costs, $0.9 million was asset write-offs and accelerated depreciation, $0.9 million was lease termination costs, and the remaining $1.0 million was other charges.

In the future, we expect to incur additional charges of $3.0 million related to these projects, consisting of $0.4 million of severance, $0.3 million of lease termination costs, and $2.3 million of other costs, which will consist primarily of building demolition and site clean-up costs. All of these future charges except the accelerated depreciation will require the use of cash.

Future Charges and Expense Savings

We anticipate incurring approximately $7.9 million of future restructuring charges relating to projects that were in process during 2009. Of that amount, about $0.6 million are anticipated to be non-cash charges for accelerated depreciation and asset impairments. Future cash outlays for restructuring activities that are currently in process are estimated to be $30.5 million. These restructuring charges and cash outlays are expected to be incurred generally within the next year.

We realized approximately $24 million of incremental restructuring savings in 2009.

Impairment of Assets

In 2009, we recorded $6.0 million in impairment charges related to the abandonment of information technology assets that had not yet been placed in service due to our significant restructuring activities and our exiting of a business in the European region.

In 2008, we recorded $9.1 million of impairment charges related to our investment in a joint venture in Thailand. The carrying value of this investment at year-end 2008 was $1.8 million and, due to a loss of significant influence over the venture, it was no longer accounted for under the equity method in 2009.

Results from Equity Method and Other Equity Investments

Investments over which we do not exercise control but have significant influence are accounted for using the equity method of accounting. Income from equity method investments decreased to $7.3 million in 2009, compared to $8.6 million in 2008, primarily due to a decrease in the performance of our Mexican joint venture and our U.S. joint venture in compressor manufacturing due to lower sales volumes.

Interest Expense, Net

Interest expense, net, decreased to $8.2 million in 2009 from $14.2 million in 2008. The decrease in interest expense was primarily attributable to a decrease in the average amounts borrowed in 2009 as compared to 2008, and the remainder of the decrease is due to a lower interest rate paid on variable rate debt.

Provision for Income Taxes

The income tax provision was $39.1 million in 2009, compared to $80.5 million in 2008. The effective tax rate was 38.8% for 2009 as compared to 39.4% for 2008. Our effective rates differ from the statutory federal rate of 35% for certain items, such as state and local taxes, non-deductible expenses, foreign operating losses for which no tax benefits have been recognized and foreign taxes at rates other than 35%.

Discontinued Operations

Near the end of 2008, we announced plans to sell seven unprofitable service centers. We entered into agreements to sell all of these service centers during the first quarter of 2009. Also, during the third quarter of 2009, we announced plans to sell an additional five service centers.

We have reclassified a pre-tax loss of $13.1 million related to these service centers in 2009 as discontinued operations as compared to a pre-tax loss of $1.8 million during 2008. Included in the loss from discontinued operations is an impairment charge of $2.7 million related to service centers where the estimated selling price of the assets is below the net book value of those assets, gains on disposal of assets and liabilities of $2.3 million, and a write-off of $4.0 million of goodwill related to the sale of these service centers. The loss from discontinued operations in 2008 also includes a provision of $4.4 million for an unfavorable judgment in litigation related to the sale of a service center in 2004 that was included in discontinued operations. This contingency was settled in 2009 for $6.1 million.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008 — Results by Segment

Residential Heating & Cooling

The following table summarizes our Residential Heating & Cooling segment’s net sales and profit for 2009 and 2008 (dollars in millions):

	Years Ended
	December 31,
	2009	2008	Difference	% Change

Net sales	$1,293.5	$1,493.4	$(199.9)	(13.4)%
Profit	111.7	145.8	(34.1)	(23.4)
% of net sales	8.6%	9.8%

The decrease in net sales was due to continuing weakness early in 2009 in the U.S. residential new construction market and softer replacement business as consumers remained cautious due to the economic environment. Sales from the Hearth business within Residential Heating & Cooling continued to be down significantly. However, sale to the residential HVAC end markets end markets showed improvement late in the year and particularly in the fourth quarter, with our residential HVAC end markets showing growth in the fourth quarter. Reduced sales volumes decreased net sales by nearly 15% in 2009 as compared to 2008. The unfavorable impact of changes in foreign currency exchange rates also decreased net sales by almost 1%. The decrease in net sales was partially offset by pricing gains of almost 2% related to increases that were enacted in the later quarters of 2008. Our sales mix was flat.

Segment profit declined $30 million due to a decrease in net sales. The decrease in 2009 was also partially due to the positive impact in 2008 of a $7 million one-time change in our vacation policy and gains related to the sale-leaseback of two properties of $4 million. The decline in segment profit was partially offset by lower product costs of $4 million resulting from material savings partially offset by increases in other product costs, including under-absorbed manufacturing overhead, and SG&A cost reductions, including headcount savings, of $7 million.

In 2009, a $24.4 million charge related to a vendor-supplied materials quality issue was not included in our Residential Heating & Cooling segment’s profit as it is considered an unusual and nonrecurring item.

Commercial Heating & Cooling

The following table summarizes our Commercial Heating & Cooling segment’s net sales and profit for 2009 and 2008 (dollars in millions):

	Years Ended
	December 31,
	2009	2008	Difference	% Change

Net sales	$594.6	$835.3	$(240.7)	(28.8)%
Profit	49.3	93.3	(44.0)	(47.2)
% of net sales	8.3%	11.2%

Our Commercial Heating & Cooling business experienced lower sales volumes of 31%, primarily due to weak new construction in North America and overall weakness in European business. The unfavorable impact of changes in foreign currency exchange rates on net sales was 2%. As an offset to these negative impacts, sales mix was positive at 4%. Pricing was flat for 2009.

Segment profit declined $59 million due to a decrease in net sales. The unfavorable comparison of 2009 to 2008 was also partially due to the positive impact in 2008 of a $4 million one-time change in our vacation policy. These declines were partially offset by lower product costs of $5 million resulting from material savings partially offset by increases in other product costs, including under-absorbed manufacturing overhead. SG&A cost reductions, including headcount savings, of over $15 million partially also offset the decline in segment profit.

Service Experts

The following table summarizes our Service Experts segment’s net sales and profit from continuing operations for 2009 and 2008 (dollars in millions):

	Years Ended
	December 31,
	2009	2008	Difference	% Change

Net sales	$535.4	$586.3	$(50.9)	(8.7)%
Profit	16.6	18.5	(1.9)	(10.3)
% of net sales	3.1%	3.2%

The decrease in net sales was primarily due to the decline in the residential new construction and residential service and replacement end markets resulting from the weakness of the U.S. economy. The sales decrease was primarily due to a decrease in sales volumes of 7% as both price and sales mix were flat. The unfavorable impact of changes in foreign currency exchange rates decreased net sales by 1%.

Segment profit declined $9 million due to a decrease in net sales. Reduced costs of sales of $2 million due to lower fuel costs and increased technician productivity and SG&A cost reductions, including headcount savings, of almost $5 million partially offset this decline.

Refrigeration

The following table summarizes our Refrigeration segment’s net sales and profit for 2009 and 2008 (dollars in millions):

	Years Ended
	December 31,
	2009	2008	Difference	% Change

Net sales	$512.7	$618.2	$(105.5)	(17.1)%
Profit	48.9	60.2	(11.3)	(18.8)
% of net sales	9.5%	9.7%

Net sales decreased due to lower sales volumes of 16% and the unfavorable impact of changes in foreign currency exchange rates of 3%. Pricing gains of approximately 2% partially offset these negative impacts.

Segment profit declined $21 million due to a decrease in net sales and increased product costs of $1 million, as other product costs, including under-absorbed manufacturing overhead, more than offset materials savings in 2009. Offsetting these unfavorable impacts were SG&A cost reductions, including headcount savings, of $10 million.

Corporate and Other

Corporate and other expenses increased to $62.5 million in 2009, up from $53.8 million in 2008. Comparisons to the prior year were affected by a favorable adjustment for foreign currency exchange rates of approximately $4.5 million that was recorded in the second quarter of 2008.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007 — Consolidated Results

Net Sales

Net sales decreased 6.8% for 2008 as compared to 2007. The decrease in net sales was due to a decrease in sales volumes of approximately 11% across all segments, but was primarily caused by lower volumes related to U.S. residential and commercial new construction. Our Residential Heating & Cooling and Service Experts segments experienced decreases in sales primarily due to the weakened U.S. residential new construction market. Our Commercial Heating & Cooling segment experienced a smaller decrease in unit volumes than our Residential Heating & Cooling segment as the decline in the commercial market trailed the residential new construction market. The decline in net sales was partially offset by moderate price increases of almost 2% and a positive sales mix of almost 2%. The favorable impact of changes in foreign currency exchange rates increased net sales by approximately 1%.

Gross Profit

Gross profit margin remained flat at 27.2% for 2008 and 2007. Gross profit margins were negatively impacted by the decreased sales volumes and increased commodity costs experienced for much of 2008. Also, 2007 gross margins contained a one-time favorable warranty program adjustment of $16.9 million. Sales mix partially offset these negative impacts as Residential Heating & Cooling customers purchased a higher percentage of our premium product offerings. We also were successful in increasing the price of our products to incorporate increases in costs related to commodities and fuel. The changes in foreign currency exchange rates did not have a material impact on our gross margins. Also favorably impacting gross margins was a $4.6 million reduction in salaries and wages expense related to a change in our vacation policy.

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

Selling, General and Administrative Expenses

SG&A expenses for the year decreased by over $44.2 million in 2008 as compared to 2007. As a percentage of total net sales, SG&A expenses were 20.0% for 2008 and 19.8% for 2007. SG&A expenses decreased due to cost measures and the operation of incentive compensation plans, including an adjustment in our vacation policy of $10 million.

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

Gains and Other Expenses, Net

Gains and other expenses, net for 2008 and 2007 included the following (in millions):

	For the Years
	Ended
	December 31,
	2008	2007

Realized losses (gains) on settled futures contracts	$0.9	$(3.9)
Unrealized losses on unsettled futures contracts	5.1	3.4
Gains on disposals of fixed assets	(4.8)	(0.3)
Foreign currency exchange gains	(3.2)	(6.2)
Other items, net	0.1	0.3

Gains and other expenses, net	$(1.9)	$(6.7)

The changes in gains and losses on futures contracts were primarily due to decreases in commodity prices relative to the futures contract prices during 2008 as compared to 2007. For more information, see Note 24 in the Notes to the Consolidated Financial Statements. Gains on disposals of fixed assets included gains recorded on the sale-leaseback of two properties located in North America.

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

Manufacturing Rationalizations

The restructuring charges incurred in 2008 related to manufacturing rationalizations included $6.4 million of severance and related charges, $4.0 million of asset write-offs and accelerated depreciation, $3.0 million of equipment move charges and $6.3 million of other costs. These other costs were primarily manufacturing inefficiencies caused by decreased volumes at affected facilities and inventory move costs. Restructuring charges incurred related to manufacturing rationalizations during 2007 related primarily to the closures of the Danville,

Lynwood, and Bellevue, Ohio operations. We incurred $31.0 million of restructuring charges related to manufacturing rationalizations for projects that were in process during 2008. Of that amount, $12.0 million was severance costs, $5.2 million was asset write-offs and accelerated depreciation, $3.7 million of equipment move charges, $2.7 million of pension curtailments, other personnel related charges of $0.6 million, and other charges, including manufacturing inefficiencies and inventory move costs of $6.8 million.

Reorganization of North American Distribution Network

In the fourth quarter of 2008, we commenced the transition of activities currently performed at our North American Parts Center in Des Moines, Iowa to other locations, including our North American Distribution Center in Marshalltown, Iowa. We incurred $2.9 million of restructuring charges related to the reorganization of our North American distribution network. Of that amount $2.8 million was severance costs and $0.1 million was a pension curtailment.

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

We incurred $18.2 million of restructuring charges related to reorganizations of support and administrative functions for projects that were in process during 2008. Of that amount, $15.4 million was severance costs, $0.8 million was asset write-offs and accelerated depreciation, $1.1 million lease termination costs, and the remainder of $0.9 million was other charges.

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

In 2008, we realized approximately $7.3 million of incremental expense savings from our restructuring activities.

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

In 2008, we also recorded $9.1 million of impairment charges related to our investment in a joint venture in Thailand. The carrying value of this investment at year-end was $1.8 million and, due to a loss of significant influence over the venture, it was no longer accounted for under the equity method.

Interest Expense, Net

Interest expense, net, increased to $14.2 million in 2008 from $6.8 million in 2007. The increase in interest expense was primarily attributable to higher debt balances as the result of increased borrowing related to our share repurchases during the first two quarters of 2008 of $296.7 million. Offsetting the increase in the average amounts borrowed was a decrease in the average interest rate paid on variable rate debt.

Provision for Income Taxes

The provision for income taxes was $80.5 million in 2008 compared to $91.7 million in 2007. The effective tax rate was 39.4% for 2008 as compared to 35.6% for 2007. Our effective rates differ from the statutory federal rate of 35% for certain items, such as state and local taxes, non-deductible expenses, foreign operating losses for which no tax benefits have been recognized and foreign taxes at rates other than 35%. Our effective rate was also impacted in 2008 by a non-deductible impairment charge and foreign operating losses for which no tax benefits have been recognized. These two items combined add approximately 3.2 percentage points to our effective tax rate.

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

The decrease in net sales was due to continuing weakness in the U.S. residential new construction market and softer replacement business as consumers remain cautious due to the economic environment. Unit volumes were lower across the industry. An additional impact on volume for our value product offerings is that a higher number of consumers in difficult market conditions are electing to repair versus replace their HVAC equipment. As a result, unit volumes were down nearly 16% in 2008 as compared to 2007. The decrease related to sales volumes was partially offset by favorable product mix shift of approximately 4% towards our premium products and approximately 2% price increases. We believe that customers with disposable income are moving towards higher efficiency premium systems.

Segment profit declined $23 million due to a decrease in net sales and increased product costs of $16 million. These unfavorable impacts to segment profit were partially offset by SG&A cost reductions and programs that resulted in lower personnel-related and incentive compensation expenses totaling $7 million.

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

Our domestic operations experienced lower sales volumes of approximately 9% on a year-over-year basis primarily due to the softening in our retail national account business as customers extended times between scheduled unit replacements and deferred new store openings. These reductions were partially offset by price increases of approximately 3%. Sales mix was slightly unfavorable of approximately 1%. Sales mix was positive for the first three quarters due to the relatively high levels of newly introduced premium product during the early part of the year. The favorable impact of changes in foreign currency exchange rates increased net sales by approximately 2%.

The reduced segment profit was due primarily to increased product costs of $11 million partially offset by improvements to segment profit due to increased net sales of approximately $4 million.

Service Experts

The following table summarizes our Service Experts segment’s net sales and profit from continuing operations for 2008 and 2007 (dollars in millions):

	Years Ended
	December 31,
	2008	2007	Difference	% Change

Net sales	$586.3	$623.5	$(37.2)	(6.0)%
Profit	18.5	24.4	(5.9)	(24.2)
% of net sales	3.2%	3.9%

The decrease in net sales was primarily due to the decline in the residential new construction and residential service and replacement markets resulting from the weakness of the U.S. economy. This was primarily due to a volume decline of approximately 6% as both price and sales mix were relatively flat.

Segment profit declined $16 million due to the decrease in net sales partially offset by SG&A cost reductions, and programs that resulted in lower personnel-related and incentive compensation expenses of approximately $9 million.

During 2009 and 2008, we announced plans to exit twelve service centers. As a result, we have reclassified losses incurred related to these service centers in 2008 of $1.8 million to discontinued operations. This compares with income in 2007 of $0.8 million. Also, included in discontinued operations was a $1.7 million charge for litigation related to the sale of a service center in 2004 that was included in discontinued operations. These amounts have been excluded from Service Experts segment profit.

Refrigeration

The following table summarizes our Refrigeration segment’s net sales and profit for 2008 and 2007 (dollars in millions):

	Years Ended
	December 31,
	2008	2007	Difference	% Change

Net sales	$618.2	$607.7	$10.5	1.7%
Profit	60.2	61.5	(1.3)	(2.1)
% of net sales	9.7%	10.1%

Net sales increased due to the favorable impact of changes in foreign currency exchange rates of approximately 2% and moderate price increases of approximately 2% implemented primarily in our domestic and Australian operations as a result of higher commodity and component costs. These favorable items were partially offset by moderate decreases in unit volumes of approximately 3% in all of the geographic areas where the Refrigeration segment operates.

The decrease in segment profit was primarily due to increased product costs of $9 million offset by a $6 million improvement to segment profit due to increased net sales and SG&A cost reductions and programs that resulted in lower personnel-related and incentive compensation expenses of approximately $3 million.

While the Refrigeration segment realized savings from previously announced and implemented restructurings and cost reduction programs, the full effect on our gross margins was not apparent due to manufacturing inefficiencies that were incurred related to those activities.

Corporate and Other

Corporate and other expenses decreased to $53.8 million in 2008 from $85.0 million in 2007. The decrease was primarily driven by a reduction in both short-term and long-term incentive compensation due to decreased financial performance, expense reduction in professional fees related to compliance activities, changes in employee benefits, foreign currency gains and overall tight budgetary controls. The decrease in long-term stock-based compensation expense of $9 million was primarily due to an increase in forfeiture rates and a decrease in the estimated pay-out percentage on outstanding performance share units in 2008 as compared to 2007. A portion of the decrease in Corporate and Other expenses was composed of the favorable $4.5 million catch-up adjustment related to foreign currency in the second quarter of 2008.

Accounting for Futures Contracts

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

Statement of Cash Flows

The following table summarizes our cash activity for 2009, 2008 and 2007 (in millions):

	2009	2008	2007
		(In millions)

Net cash provided by operating activities	$225.5	$183.2	$239.9
Net cash used in investing activities	(14.0)	(66.5)	(97.6)
Net cash used in financing activities	(211.7)	(132.0)	(152.7)

Net cash provided by operating activities

During 2009, cash provided by operating activities was $225.5 million compared to $183.2 million in 2008 and $239.9 million in 2007. This was higher primarily due to improved working capital management and the return of collateral posted related to commodity hedges. These were partially offset by lower net income, $51.1 million in 2009 from $122.8 million in 2008, and repayments related to our asset securitization program.

We contributed $42.2 million to our defined benefit pension plans in 2009. We made payments on our asset securitization program of $30.0 million in 2009 compared to proceeds received of $30.0 million in 2008. Partially offsetting these uses of cash, we received cash of $37.9 million from collateral previously posted related to commodity hedge derivative loss positions in 2008. With continued focus on manufacturing rationalization, sourcing excellence and expense reduction, restructuring expenses, net of cash paid, increased in 2009 to $18.6 million.

Improvements in working capital had a positive impact on cash flow from operations. The cash flow impact of $37.1 million from reductions to inventory levels contributed to the increase in operating cash flows for 2009. The cash flow impact from accounts payable improved in 2009, by $38.6 million, as accounts payable remained relatively flat.

Net cash used in investing activities

Net cash used in investing activities was $14.0 million in 2009 compared to $66.5 million and $97.6 million in 2008 and 2007, respectively. Capital expenditures of $58.8 million, $62.1 million and $70.2 million in 2009, 2008 and 2007, respectively, resulted primarily from (i) purchases of production equipment in our Residential Heating & Cooling and Commercial Heating & Cooling segments, (ii) expenditures for plant consolidations and (iii) spending for our Saltillo, Mexico facility. Net cash used in investing activities in 2009 was reduced by proceeds from sale of businesses of $10.0 million and the net positive cash flow impact of $33.3 million for net short-term investments. Investing activities for 2008 also included the proceeds from the sale-leaseback from two properties that are part of our North American operations of $5.5 million.

Net cash used in financing activities

Net cash used in financing activities was $211.7 million in 2009 compared to $132.0 million and $152.7 million in 2008 and 2007, respectively. We paid a total of $31.1 million in dividends on our common stock in 2009 as compared to $32.4 million and $35.0 million in 2008 and 2007, respectively. Net payments of long-term debt, short-term borrowings and revolving long-term payments totaled approximately $189.3 million in 2009 as compared to net borrowings of $178.5 million in 2008. During 2008, we used approximately $311.3 million to repurchase approximately 8,907,650 shares of our common stock under our share repurchase plans. We also purchased approximately 356,731 shares of our common stock to satisfy tax withholding obligations in connection with the exercise of stock appreciation rights, the payout of shares of our common stock pursuant to vested performance share awards and the vesting of restricted stock awards.

Debt Position and Financial Leverage

Our debt-to-total capital ratio decreased to 28% as of December 31, 2009 from 48% as of December 31, 2008 due to lower outstanding debt and increased equity.

Our stockholders’ equity also increased during 2009, primarily due to changes in Accumulated Other Comprehensive Loss (“AOCL”). We incurred comprehensive gains related to foreign currency translation adjustments, net of $59.5 million as the U.S. Dollar weakened against the currencies in the areas of the world where we operate. We also recorded $7.2 million comprehensive gains, net of tax, related to our derivatives.

The following tables summarize our outstanding debt obligations and the classification in the accompanying Consolidated Balance Sheets as of December 31, 2009 and 2008 (in millions):

Description of Obligation	Short-Term	Current	Long-Term
As of December 31, 2009	Debt	Maturities	Maturities	Total

Domestic promissory notes(1)	$—	$35.0	$—	$35.0
Domestic revolving credit facility	—	—	176.5	176.5
Capital lease obligations	—	0.4	17.1	17.5
Other obligations	2.2	0.1	0.2	2.5

Total Debt	$2.2	$35.5	$193.8	$231.5

Description of Obligation	Short-Term	Current	Long-Term
As of December 31, 2008	Debt	Maturities	Maturities	Total

Domestic promissory notes(1)	$—	$—	$35.0	$35.0
Domestic revolving credit facility	—	—	359.8	359.8
Capital lease obligations	—	0.3	18.6	18.9
Other obligations	6.1	0.3	0.3	6.7

Total Debt	$6.1	$0.6	$413.7	$420.4

(1)	Domestic promissory notes bear interest at 8.00% and mature in 2010.

As of December 31, 2009, we had outstanding long-term debt obligations totaling $229.3 million, which decreased from $414.3 million as of December 31, 2008. The amount outstanding as of December 31, 2009 consisted primarily of outstanding borrowings of $176.5 million under our domestic revolving credit facility, which matures in 2012, and a promissory note with an aggregate principal amount outstanding of $35.0 million.

As of December 31, 2009, we had outstanding borrowings of $176.5 million under the $650.0 million domestic revolving credit facility and $93.5 million was committed to standby letters of credit. All of the remaining $380.0 million was available for future borrowings after consideration of covenant limitations. The facility matures in October 2012.

Our domestic revolving credit facility includes a subfacility for swingline loans of up to $50.0 million and provides for the issuance of letters of credit for the full amount available under our domestic revolving credit facility. Our weighted average borrowing rate on our domestic revolving credit facility was 0.84% and 2.26% as of December 31, 2009 and 2008, respectively.

Our domestic revolving credit facility contains financial covenants relating to leverage and interest coverage. Other covenants contained in the domestic revolving credit facility restrict, among other things, mergers, asset dispositions, guarantees, debt, liens, acquisitions, investments, affiliate transactions and our ability to make restricted payments. The financial covenants require us to maintain defined levels of Consolidated Indebtedness to Adjusted EBITDA Ratio and a Cash Flow (defined as EBITDA minus capital expenditures) to Net Interest Expense Ratio. The required ratios under our domestic revolving credit facility as of December 31, 2009 are detailed below:

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

Our domestic revolving credit facility contains customary events of default. These events of default include nonpayment of principal or interest, breach of covenants or other restrictions or requirements, default on any other indebtedness or receivables securitizations (cross default), and bankruptcy. A cross default could occur if:

•	we fail to pay any principal or interest when due on any other indebtedness or receivables securitization of at least $40.0 million; or

•	we are in default on any other indebtedness or receivables securitization in an aggregate principal amount of at least $40.0 million, which would give the holders the right to declare such indebtedness due and payable prior to its stated maturity.

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

The domestic promissory notes contain similar financial covenant restrictions as our domestic revolving credit facility described above. As of December 31, 2009, we were in compliance with all covenant requirements. Our domestic revolving credit facility and promissory notes are guaranteed by our material subsidiaries.

We have additional borrowing capacity through several foreign facilities governed by agreements between us and various banks. These borrowings are used primarily to finance seasonal borrowing needs of our foreign subsidiaries. We had $2.5 million and $6.7 million of obligations outstanding through our foreign subsidiaries as of December 31, 2009 and 2008, respectively. Available borrowing capacity at December 31, 2009 and 2008, on foreign facilities was $12.6 million and $11.1 million, respectively.

Under a revolving period asset securitization arrangement (“ASA”), we are eligible to transfer beneficial interests in a portion of our trade accounts receivable to third parties in exchange for cash. Our continued involvement in the transferred assets includes servicing, collection and administration of the transferred beneficial interests. The sale of the beneficial interests in our trade accounts receivable are reflected as secured borrowings. The fair values assigned to the retained and transferred interests are based primarily on the receivables’ carrying value given the short term to maturity and low credit risk. The ASA provides for a maximum securitization amount of $100 million or 100% of the net pool balance as defined by the ASA. However, eligibility for securitization is limited based on the amount and quality of the qualifying accounts receivable and is calculated monthly. The beneficial interest sold cannot exceed the maximum amount even if our qualifying accounts receivable is greater than the maximum amount at any point in time. The eligible amounts available were as follows (in millions):

	For the Years Ended
	December 31,
	2009	2008

Eligible amount available under the ASA on qualified accounts receivable	$72.5	$91.0
Beneficial interest sold	—	(30.0)

Remaining amount available	$72.5	$61.0

As of December 31, 2009 and 2008, $2.6 million of cash and cash equivalents were restricted primarily due to routine lockbox collections and letters of credit issued with respect to the operations of our captive insurance subsidiary, which expire on December 31, 2010, and will be renewed upon expiration. These letters of credit restrictions can be transferred to our revolving lines of credit as needed.

In June 2008 our Board of Directors approved a new share repurchase plan, pursuant to which we are authorized to repurchase up to $300 million of shares of our common stock through open market purchases (the “2008 Share Repurchase Plan”).

We periodically review our capital structure, including our primary bank facility, to ensure that it has adequate liquidity. We believe that cash flows from operations, as well as available borrowings under our revolving credit facility and other existing sources of funding, will be sufficient to fund our operations for the foreseeable future and the share repurchases under the 2008 Share Repurchase Plan.

During the third quarter of 2008, we amended the lease agreement for our corporate headquarters. While the same party continues to be the lessor under the lease, the amendment, among other things, replaced the debt participant and moderately increased the rent payments. The amendment also provides for financial covenants consistent with our domestic revolving credit agreement and we are in compliance with these financial covenants. The lease will continue to be accounted for as an operating lease.

During 2008, we expanded our Tifton, Georgia manufacturing facility using the proceeds from Industrial Development Bonds (“IDBs”). We entered into a lease agreement with the owner of the property and the issuer of the IDBs, and through our lease payments fund the interest payments to investors in the IDBs. We also guaranteed the repayment of the IDBs and entered into letters of credit totaling $15.5 million to fund a potential repurchase of the IDBs in the event that investors exercised their right to tender the IDBs to the Trustee. As of December 31, 2008 and 2009, we recorded both a long-term asset and a corresponding long-term obligation of $14.3 and $15.3 million, respectively, related to these transactions.

Off Balance Sheet Arrangements

In addition to the credit facilities and promissory notes described above, we also lease real estate and machinery and equipment pursuant to operating leases that are not capitalized on the balance sheet, including high-turnover equipment such as autos and service vehicles and short-lived equipment such as personal computers. These leases generated rent expense of approximately $64.4 million, $64.2 million and $64.4 million in 2009, 2008 and 2007, respectively.

Contractual Obligations

Summarized below are our contractual obligations as of December 31, 2009 (in millions):

	Payments Due by Period
		1 Year	2-3	4-5	After
	Total	or Less	Years	Years	5 Years

Total debt obligations	$231.5	$37.7	$177.7	$1.1	$15.0
Operating leases	172.5	55.0	69.7	28.8	19.0
Purchase obligations	9.2	9.2	—	—	—
Estimated interest payments on long-term debt	36.8	10.1	19.5	1.0	6.2

Total contractual obligations	$450.0	$112.0	$266.9	$30.9	$40.2

As of December 31, 2009, the liability for uncertain tax positions, including interest and penalties, was $1.6 million. Due to the uncertainty regarding the timing of payments associated with these liabilities, we are unable to make a reasonable estimate of the amount and period in which these liabilities might be paid.

Purchase obligations consist of aluminum commitments. The above table does not include retirement, postretirement and warranty liabilities because it is not certain when these liabilities will become due. Due to $42.2 million in contributions in 2009 and favorable return on assets, our required pension contributions in 2010 are expected to be minimal. For additional information regarding our contractual obligations, see Note 11, Note 12 and Note 13 of the Notes to the Consolidated Financial Statements. Contractual obligations related to capital leases as of December 31, 2009 were included as part of long-term debt in the table above.

Fair Value Measurements

Fair Value Hierarchy

The three-level fair value hierarchy for disclosure of fair value measurements are defined as follows:

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

Fair Value Techniques

General

Our valuation techniques are applied to all of the assets and liabilities carried at fair value. Where available, the fair values are based upon quoted prices in active markets. However, if quoted prices are not available, then the fair values are based upon quoted prices for similar assets or liabilities or independently sourced market parameters, such as credit default swap spreads, yield curves, reported trades, broker/dealer quotes, interest rates and benchmark securities. For assets and liabilities with a lack of observable market activity, if any, the fair values are based upon discounted cash flow methodologies incorporating assumptions that, in our judgment, reflect the assumptions a marketplace participant would use. To ensure that financial assets and liabilities are recorded at fair value, valuation adjustments may be required to reflect either party’s creditworthiness and ability to pay. Where appropriate, these amounts were incorporated into our valuations as of December 31, 2009 and 2008, the measurement dates.

Derivatives

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

Short-Term Investments

During the third quarter of 2009, we liquidated all of the short-term investments reported on our Consolidated Balance Sheets as of December 31, 2008. The majority of our short-term investments were managed by professional investment advisors. The net asset values were furnished in statements received from the investment advisor and reflect valuations based upon the respective pricing policies utilized by the investment advisor. We assessed the classification of the inputs used to value these investments as Level 2 through examination of pricing policies and significant inputs and through discussions with investment managers. The fair values of our short-term investments were based on several observable inputs including, but not limited to, benchmark yields, reported trades, broker/dealer quotes, issuer spreads and benchmark securities. These investments consisted of U.S. government and government agency securities, corporate bonds, asset-backed securities, collateralized mortgage obligations and various securitized debt instruments. The majority of these investments were of high quality, with 85% having AAA ratings. The application of our valuation techniques resulted in no net changes to the valuations for these securities as of December 31, 2008.

Pension Plan Assets

The majority of our commingled pool/collective trust, mutual funds and balanced pension trusts are managed by professional investment advisors. The net asset values (“NAV”) per share are furnished in monthly and/or quarterly statements received from the investment advisors and reflect valuations based upon their pricing policies. We have assessed the classification of the inputs used to value these investments at Level 1 for mutual funds and Level 2 for commingled pool/collective trusts and balance pension trusts through examination of their pricing policies and the related controls and procedures. The fair values we report are based on the pool or trust’s NAV per share. The NAV’s per share are calculated periodically (daily or no less than one time per month) as the aggregate value of each pool or trust’s underlying assets divided by the number of units owned.

Market Risk

Commodity Price Risk

We enter into commodity futures contracts to stabilize prices expected to be paid for raw materials and parts containing high copper and aluminum content. These contracts are for quantities equal to or less than quantities expected to be consumed in future production.

Fluctuations in metal commodity prices impact the value of the derivative instruments that we hold. When metal commodity prices rise, the fair value of our futures contracts increases and conversely, when commodity prices fall, the fair value of our futures contracts decreases. During 2008, metal commodity prices decreased considerably in a short time period, which resulted in significant derivative loss positions. As a result of these loss positions, we were required to post collateral of $37.9 million as of December 31, 2008. During 2009, metal commodity prices remained relatively stable and as a result, our commodity contracts that were in loss positions at December 31, 2008 have expired and we were no longer required to post collateral as of December 31, 2009. The collateral posted was treated as a prepaid expense and recorded in Other Assets in the accompanying Consolidated Balance Sheets. We also recorded derivative losses, net of tax, of $21.3 million in AOCL as of December 31, 2008. During 2009, our commodity contracts that were in loss positions at December 31, 2008 have expired and we recorded derivative gains, net of tax, of $7.2 million in AOCL as of December 31, 2009. We believe that this decline in metal prices was an extraordinary event because of its size and its occurrence over a relatively short timeframe.

Information about our exposure to market risks related to metal commodity prices and a sensitivity analysis related to our metal commodity hedges is presented below (in millions):

Notional amount (pounds)	14.4
Carrying amount and fair value of asset	$12.5
Change in fair value from 10% change in forward prices	$4.6

Interest Rate Risk

Our results of operations can be affected by changes in interest rates due to variable rates of interest on our revolving credit facilities, cash, cash equivalents and short-term investments.

In order to partially mitigate interest rate risk, we use a hedging strategy to eliminate the variability of cash flows in the interest payments for the first $100 million of the total variable-rate debt outstanding under the domestic revolving credit facility that is solely due to changes in the benchmark interest rate. This strategy allows us to fix a portion of our interest payments while also taking advantage of historically low interest rates.

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

Foreign Currency Exchange Rate Risk

Our results of operations can be affected by changes in exchange rates. Net sales and expenses in foreign currencies are translated into U.S. dollars for financial reporting purposes based on the average exchange rate for the period. During 2009, 2008 and 2007, net sales from outside the U.S. represented 28.6%, 29.4% and 26.8%, respectively, of our total net sales. Historically, foreign currency transaction gains (losses) have not had a material effect on our overall operations. As of December 31, 2009, the impact to net income of a 10% change in exchange rates is estimated to be approximately $3.6 million.

Critical Accounting Policies

The preparation of financial statements requires the use of judgments and estimates. The critical accounting policies are described below to provide a better understanding of how we develop our judgments about future events and related estimations and how such policies can impact our financial statements. A critical accounting policy is one that requires difficult, subjective or complex estimates and assessments and is fundamental to the results of operations. We consider our most critical accounting policies to be:

•	goodwill and other intangible assets;

•	product warranties;

•	pension and postretirement benefits;

•	self-insurance expense;

•	derivative accounting; and

•	income taxes.

This discussion and analysis should be read in conjunction with our Consolidated Financial Statements and related Notes in “Item 8. Financial Statements and Supplementary Data.”

Goodwill and Other Intangible Assets

We assign goodwill to the reporting units that benefit from the synergies of our acquisitions, which are the reporting units that report the results of such acquisitions. If we reorganize our management structure, the related goodwill is allocated to the affected reporting units based upon the relative fair values of those reporting units. Assets and liabilities, including deferred income taxes, are generally directly assigned to the reporting units through our segment reporting system as part of our financial closing process. However, certain assets and liabilities, including information technology assets and pension, self-insurance, and environmental liabilities, are commonly managed and are not allocated to the segments in the normal course of our financial reporting process and therefore must be assigned to the reporting units based upon appropriate methods. We test goodwill for impairment by reporting unit at least annually in the first quarter of each fiscal year.

Reporting units that we test are generally equivalent to our business segments, or in some cases, one level below. We review our reporting unit structure each year as part of our annual goodwill impairment testing and reporting units are determined based upon a review of the periodic financial information supplied to and reviewed by our Chief Executive Officer (the chief operating decision maker). We aggregate operating units reviewed into reporting units when those operating units share similar economic characteristics.

We estimate reporting unit fair values using standard business valuation techniques such as discounted cash flows and reference to comparable business transactions. The discounted cash flow approach is the principal technique we use. We use comparable business transactions as a reasonableness test of our principal technique as we believe that the discounted cash flow approach provides greater detail and opportunity to reflect specific facts, circumstances and economic conditions for each reporting unit. Comparable business transactions are often limited in number, the information can be dated, and may require significant adjustments due to differences in the size of the business, markets served, product offered, and other factors. We therefore believe that in our circumstances, this makes comparisons to business transactions less reliable than the discounted cash flows method.

The discounted cash flows used to estimate fair value are based on assumptions regarding each reporting unit’s estimated projected future cash flows and the estimated weighted-average cost of capital that a market participant would use in evaluating the reporting unit in a purchase transaction. The estimated weighted-average cost of capital is based on the risk-free interest rate and other factors such as equity risk premiums and the ratio of total debt to equity capital. In performing these impairment tests, we take steps to ensure that appropriate and reasonable cash flow projections and assumptions are used. We reconcile our estimated enterprise value to our market capitalization and determine the reasonableness of the cost of capital used by comparing to market data. We also perform sensitivity analyses on the key assumptions used, such as the weighted-average cost of capital and terminal growth rates.

In the aggregate, there has been an excess of fair value over the carrying value of the net assets of our reporting units of over $1.0 billion in both 2009 and 2008. The average rate used to discount the estimated cash flows for each reporting unit was 11.2% in 2009 and 10.6% in 2008.

Below is a sensitivity analysis regarding the aggregate fair value of our reporting units to changes in average discount rates for 2009 (in millions):

Approximate decrease in fair value from a 100 basis point increase in discount rate	$(300)
Approximate increase in fair value from a 100 basis point decrease in discount rate	$400

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

Product Warranties

The estimate of our liability for future warranty costs requires us to make significant assumptions about the amount, timing and nature of the costs we will incur in the future. Because the warranties we issue extend 10 years or more in duration, a relatively small adjustment to an assumption may have a significant impact on our overall liability. We review the assumptions used to determine the liability periodically and we adjust our assumptions based upon factors such as actual failure rates and cost experience. Numerous factors could affect actual failure rates and cost experience, including the amount and timing of new product introductions, changes in manufacturing techniques or locations, components or suppliers used. Should actual warranty costs differ from our estimates, we may be required to record adjustments to accruals and expense in the future. For more information see Note 11 in the Notes to the Consolidated Financial Statements.

Pensions and Postretirement Benefits

We have domestic and foreign pension plans covering essentially all employees and we also maintain an unfunded postretirement benefit plan, which provides certain medical and life insurance benefits to eligible employees. In order to calculate the liability and the expense for the plans, we have to make several assumptions including the discount rate and expected return on assets. The assumed discount rates of 6.07% for pension benefits and 5.95% for other benefits were used to calculate the liability as of December 31, 2009. Our assumed discount rates are selected using the yield curve for high-quality corporate bonds, which is dependent upon risk-free interest rates and current credit market conditions. In 2009, we selected 8.25% as the assumed long-term rate of return on assets, which is consistent with our 2008 estimate. These are long-term estimates of equity values and are not dependent on short-term variations of the equity markets. Due to the significant recent declines in security market values in 2008, we experienced negative returns on assets of $59.3 million. In 2009, the securities markets partially recovered and we recorded returns on asset values of $33.0 million. Differences between actual experience and our assumptions are quantified as actuarial gains and losses. These actuarial gains and losses do not immediately impact our earnings as they are deferred in AOCL and are amortized into net periodic benefit cost over the estimated service period. The estimated service life of covered employees in 2009 is 13.0 years. However, these gains and losses are recognized as an immediate increase to our benefit obligations. The timing and amount of our contributions also impact funding levels and the expected return on assets. In 2009, we contributed $42.2 million to our pension plans and we contributed $33.4 million in 2008.

The assumed long-term rate of return on assets and the discount rate have significant effects on the amounts reported for our defined benefit plans. A 25 basis point decrease in the long-term rate of return on assets or discount rate would have the following effects (in millions):

	25 Basis Point
	Decrease in Long-	25 Basis Point
	Term Rate of	Decrease in
	Return	Discount Rate

Effect on net periodic benefit cost	$0.6	$0.6
Effect on the postretirement benefit obligations	N/A	7.9

Assumed healthcare cost trend rates have a significant effect on the amounts reported for our healthcare plan. For 2009, our assumed healthcare cost trend rate was 8.50%. In 2009, we lengthened our assumption regarding the decline in healthcare cost trend assumption to the ultimate trend rate of 5.0% from 7 to 8 years A one percentage-point change in assumed healthcare cost trend rates would have the following effects (in millions):

	1-Percentage-Point	1-Percentage-Point
	Increase	Decrease

Effect on total of service and interest cost	$0.1	$(0.1)
Effect on the postretirement benefit obligation	1.5	(1.3)

Should actual results differ from our estimates and assumptions, revisions to the benefit plan liabilities and the related expenses would be required. For more information, see Note 13 in the Notes to our Consolidated Financial Statements.

Self-Insurance Expense

We use a combination of third-party insurance and self-insurance plans (large deductible or captive) to provide protection against claims relating to workers’ compensation/employers’ liability, general liability, product liability, auto liability, auto physical damage and other exposures. Prior to the third quarter of 2009, these policies were written by a third-party insurance provider, which was then reinsured by our captive insurance subsidiary. Starting with the third quarter of 2009, we use large deductible insurance plans for workers’ compensation/employers’ liability, general liability, product liability, and auto liability. These policies are written through third-party insurance providers. We also carry umbrella or excess liability insurance for all third-party and self-insurance plans, except for directors’ and officers’ liability, property damage and various other insurance programs. We believe the limit within our excess policy is adequate for companies of our size in our industry. We believe that the deductibles and liability limits retained by LII and the captive are customary for companies of our size in our industry and are appropriate for our business.

In addition, we use third-party insurance plans for property damage, aviation liability, directors’ and officers’ liability, and other exposures. Each of these policies may include per occurrence and annual aggregate limits. However, we believe these limits are customary for companies of our size in our industry and are appropriate for our business.

The self-insurance expense and liabilities are primarily determined based on our historical claims information, as well as industry factors and trends. We maintain safety and manufacturing programs that are designed to improve the safety and effectiveness of our business processes and, as a result, reduce the level and severity of our various self-insurance risks. In recent years, our actual claims experience has been trending favorably and therefore, both self-insurance expense and the related liability have decreased. To the extent actuarial assumptions change and claims experience rates differ from historical rates, our liability may change. The self-insurance liabilities recorded in Accrued Expenses in the accompanying Consolidated Balance Sheets were $60.4 as of December 31, 2009 and $63.2 million as of December 31, 2008.

Derivative Accounting

We use futures contracts and fixed forward contracts to mitigate our exposure to volatility in commodity prices in the ordinary course of business. Fluctuations in metal commodity prices impact the value of the derivative instruments that we hold. When metal commodity prices rise, the fair value of our futures contracts increases and conversely, when commodity prices fall, the fair value of our futures contracts decreases. Late in 2008, metal prices fell significantly and as a result, we recorded derivative losses of $21.3 million in AOCL. During 2009, our commodity contracts that were in loss positions at December 31, 2008 have expired and we recorded derivative gains, net of tax, of $7.2 million in AOCL as of December 31, 2009. Historically, hedge ineffectiveness has not been significant. We are required to prepare and maintain contemporaneous documentation for futures contracts to be formally designated as cash flow hedges. Our failure to comply with the strict documentation requirements could result in the de-designation of cash flow hedges, which may significantly impact our consolidated financial statements.

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

As part of our financial reporting process, we must assess the likelihood that our deferred tax assets can be recovered. If recovery is not likely, the provision for taxes must be increased by recording a reserve in the form of a valuation allowance for the deferred tax assets that are estimated not to be ultimately recoverable. In this process, certain relevant criteria are evaluated, including the existence of deferred tax liabilities that can be used to absorb deferred tax assets, the taxable income in prior carryback years that can be used to absorb net operating losses and credit carrybacks and taxable income in future years. Our judgment regarding future taxable income may change due to future market conditions, changes in U.S. or international tax laws and other factors. These changes, if any, may require material adjustments to these deferred tax assets and an accompanying reduction or increase in net income in the period when such determinations are made. In addition to the risks to the effective tax rate described above, the effective tax rate reflected in forward-looking statements is based on current tax law. Any significant changes in the tax laws could affect these estimates.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is included under the caption “Market Risk” in Item 7 above.

Item 8.	Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined by the Securities and Exchange Commission, internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management concluded that as of December 31, 2009, the Company’s internal control over financial reporting was effective.

KPMG LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements, has issued an audit report including an opinion on the effectiveness of our internal control over financial reporting as of December 31, 2009, a copy of which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Lennox International Inc.:

We have audited the accompanying consolidated balance sheets of Lennox International Inc. and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2009. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule. We also have audited the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Lennox International Inc.’s management is responsible for these consolidated financial statements, the financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements, the financial statement schedule and the effectiveness of the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lennox International Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also in our opinion, Lennox International Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/  KPMG LLP

Dallas, Texas

February 18, 2010

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
As of December 31, 2009 and 2008
(In millions, except share and per share data)

	2009	2008

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$124.3	$122.1
Short-term investments	—	33.4
Accounts and notes receivable, net of allowances of $15.6 and $17.9 in 2009 and 2008, respectively	357.0	363.4
Inventories, net	250.2	297.3
Deferred income taxes	34.9	24.2
Other assets	67.5	94.8

Total current assets	833.9	935.2
PROPERTY, PLANT AND EQUIPMENT, net	329.6	329.4
GOODWILL	257.4	232.3
DEFERRED INCOME TAXES	74.6	113.5
OTHER ASSETS, net	48.4	49.1

TOTAL ASSETS	$1,543.9	$1,659.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$2.2	$6.1
Current maturities of long-term debt	35.5	0.6
Accounts payable	238.2	234.1
Accrued expenses	317.9	331.5
Income taxes payable	—	3.7

Total current liabilities	593.8	576.0
LONG-TERM DEBT	193.8	413.7
POSTRETIREMENT BENEFITS, OTHER THAN PENSIONS	13.4	12.5
PENSIONS	66.7	107.7
OTHER LIABILITIES	71.8	91.0

Total liabilities	939.5	1,200.9
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 200,000,000 shares authorized, 85,567,485 shares and 84,215,904 shares issued for 2009 and 2008, respectively	0.9	0.8
Additional paid-in capital	839.1	805.6
Retained earnings	558.6	538.8
Accumulated other comprehensive loss	(0.8)	(98.8)
Treasury stock, at cost, 29,292,512 shares and 29,109,058 shares for 2009 and 2008, respectively	(793.4)	(787.8)

Total stockholders’ equity	604.4	458.6

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,543.9	$1,659.5

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2009, 2008 and 2007
(In millions, except per share data)

	2009	2008	2007

NET SALES	$2,847.5	$3,441.1	$3,691.7
COST OF GOODS SOLD	2,054.1	2,506.6	2,687.8

Gross profit	793.4	934.5	1,003.9
OPERATING EXPENSES:
Selling, general and administrative expenses	650.2	686.9	731.1
Gains and other expenses, net	(6.6)	(1.9)	(6.7)
Restructuring charges	41.5	30.4	25.2
Impairment of assets	6.4	9.1	—
Income from equity method investments	(7.3)	(8.6)	(10.6)

Operational income from continuing operations	109.2	218.6	264.9
INTEREST EXPENSE, net	8.2	14.2	6.8
OTHER EXPENSE, net	0.1	0.1	0.7

Income from continuing operations before income taxes	100.9	204.3	257.4
PROVISION FOR INCOME TAXES	39.1	80.5	91.7

Income from continuing operations	61.8	123.8	165.7
DISCONTINUED OPERATIONS:
Loss (income) from discontinued operations	13.1	1.8	(0.8)
Income tax benefit	(2.4)	(0.8)	(2.5)

Loss (income) from discontinued operations	10.7	1.0	(3.3)

Net income	$51.1	$122.8	$169.0

EARNINGS PER SHARE — BASIC:
Income from continuing operations	$1.11	$2.18	$2.50
(Loss) income from discontinued operations	(0.19)	(0.01)	0.05

Net income	$0.92	$2.17	$2.55

EARNINGS PER SHARE — DILUTED:
Income from continuing operations	$1.09	$2.12	$2.39
(Loss) income from discontinued operations	(0.19)	(0.01)	0.04

Net income	$0.90	$2.11	$2.43

AVERAGE SHARES OUTSTANDING:
Basic	55.6	56.7	66.4
Diluted	56.6	58.3	69.4
CASH DIVIDENDS DECLARED PER SHARE	$0.56	$0.56	$0.53

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2009, 2008 and 2007
(In millions, except per share data)

					Accumulated
	Common Stock		Additional		Other	Treasury	Total
	Issued		Paid-In	Retained	Comprehensive	Stock	Stockholders’	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	at Cost	Equity	Income (Loss)

BALANCE AS OF DECEMBER 31, 2006	77.0	$0.8	$706.6	$312.5	$(5.1)	$(210.4)	$804.4	—

Impact of adoption of ASC Topic 740	—	—	—	0.9	—	—	0.9	—

ADJUSTED BALANCE AS OF JANUARY 1, 2007	77.0	$0.8	$706.6	$313.4	$(5.1)	$(210.4)	$805.3	—
Net income	—	—	—	169.0	—	—	169.0	$169.0
Dividends, $0.53 per share	—	—	—	(35.0)	—	—	(35.0)	—
Foreign currency translation adjustments, net	—	—	—	—	62.9	—	62.9	62.9
Pension and postretirement liability changes, net of tax benefit of $0.0	—	—	—	—	3.2	—	3.2	3.2
Stock-based compensation expense	—	—	21.0	—	—	—	21.0	—
Reversal of previously recorded stock-based compensation expense related to share-based awards canceled in restructuring	—	—	(2.1)	—	—	—	(2.1)	—
Derivatives, net of tax provision of $1.3	—	—	—	—	2.6	—	2.6	2.6
Common stock issued	4.9	—	21.5	—	—	—	21.5	—
Treasury stock purchases	—	—	—	—	—	(253.6)	(253.6)	—
Tax benefits of stock-based compensation	—	—	20.1	—	—	—	20.1	—
Other tax-related items	—	—	(6.4)	—	—	—	(6.4)	—

Comprehensive income	—	—	—	—	—	—	—	$237.7

BALANCE AS OF DECEMBER 31, 2007	81.9	$0.8	$760.7	$447.4	$63.6	$(464.0)	$808.5

Net income	—	—	—	122.8	—	—	122.8	$122.8
Dividends, $0.56 per share	—	—	—	(31.4)	—	—	(31.4)	—
Foreign currency translation adjustments, net	—	—	—	—	(84.9)	—	(84.9)	(84.9)
Pension and postretirement liability changes, net of tax benefit of $35.1	—	—	—	—	(55.9)	—	(55.9)	(55.9)
Stock-based compensation expense	—	—	11.8	—	—	—	11.8	—
Derivatives and other, net of tax benefit of $12.3	—	—	—	—	(21.6)	—	(21.6)	(21.6)
Common stock issued	2.3	—	19.7	—	—	—	19.7	—
Treasury stock purchases	—	—	—	—	—	(323.8)	(323.8)	—
Tax benefits of stock-based compensation	—	—	13.4	—	—	—	13.4	—

Comprehensive loss	—	—	—	—	—	—	—	$(39.6)

BALANCE AS OF DECEMBER 31, 2008	84.2	$0.8	$805.6	$538.8	$(98.8)	$(787.8)	$458.6

Net income	—	—	—	51.1	—	—	51.1	$51.1
Dividends, $0.56 per share	—	—	—	(31.3)	—	—	(31.3)	—
Foreign currency translation adjustments, net	—	—	—	—	59.5	—	59.5	59.5
Pension and postretirement liability changes, net of tax provision of $6.4	—	—	—	—	8.1	—	8.1	8.1
Stock-based compensation expense	—	—	12.8	—	—	—	12.8	—
Derivatives and other, net of tax provision of $15.4	—	—	—	—	30.4	—	30.4	30.4
Common stock issued	1.4	0.1	9.3	—	—	—	9.4	—
Treasury stock purchases	—	—	—	—	—	(5.6)	(5.6)	—
Tax benefits of stock-based compensation	—	—	6.0	—	—	—	6.0	—
Other tax related items	—	—	5.4	—	—	—	5.4	—

Comprehensive income	—	—	—	—	—	—	—	$149.1

BALANCE AS OF DECEMBER 31, 2009	85.6	$0.9	$839.1	$558.6	$(0.8)	$(793.4)	$604.4

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2009, 2008 and 2007
(In millions)

	2009	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$51.1	$122.8	$169.0
Adjustments to reconcile net income to net cash provided by operating activities:
Income from equity method investments	(7.3)	(8.6)	(10.6)
Dividends from affiliates	11.3	14.3	12.3
Restructuring expenses, net of cash paid	18.6	0.6	14.8
Impairment of assets	6.4	9.1	—
Provision for bad debts	12.6	17.0	10.0
Unrealized (gain) loss on derivative contracts	(7.0)	5.1	3.3
Return (posting) of collateral for hedges	37.9	(37.9)	—
Stock-based compensation expense	12.8	11.8	21.0
Depreciation and amortization	52.9	50.6	48.7
(Repayments) proceeds from sales of accounts receivable under asset securitization	(30.0)	30.0	—
Deferred income taxes	6.7	25.0	5.7
Pension contributions, net of expense	(25.4)	(19.5)	(6.6)
Other items, net	7.7	(12.8)	(0.9)
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts and notes receivable	41.2	53.5	31.1
Inventories	51.8	14.7	(5.3)
Other current assets	10.8	0.7	(12.7)
Accounts payable	(5.4)	(44.0)	(0.9)
Accrued expenses	3.8	(41.5)	1.4
Income taxes payable and receivable	(7.0)	(1.7)	(25.5)
Other	(18.0)	(6.0)	(14.9)

Net cash provided by operating activities	225.5	183.2	239.9
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the disposal of property, plant and equipment	0.6	5.8	0.8
Purchases of property, plant and equipment	(58.8)	(62.1)	(70.2)
Proceeds from sale of businesses	10.0	—	—
Additional investments in affiliates	—	(4.7)	(0.8)
Return of investment	0.9	—	—
Purchases of short-term investments	(16.9)	(64.2)	(42.5)
Proceeds from sales and maturities of short-term investments	50.2	58.7	15.1

Net cash used in investing activities	(14.0)	(66.5)	(97.6)
CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term (payments) borrowings, net	(4.3)	1.4	3.4
Proceeds from capital lease	—	15.3	—
Long-term payments	(1.7)	(36.4)	(36.1)
Revolver long-term (payments) borrowings, net	(183.3)	213.5	131.0
Proceeds from stock option exercises	9.4	19.7	21.5
Payments of deferred financing costs	—	(0.3)	(1.8)
Repurchases of common stock	(5.6)	(323.8)	(253.6)
Excess tax benefits related to share-based payments	4.9	11.0	17.9
Cash dividends paid	(31.1)	(32.4)	(35.0)

Net cash used in financing activities	(211.7)	(132.0)	(152.7)
DECREASE IN CASH AND CASH EQUIVALENTS	(0.2)	(15.3)	(10.4)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	2.4	(8.1)	11.6
CASH AND CASH EQUIVALENTS, beginning of year	122.1	145.5	144.3

CASH AND CASH EQUIVALENTS, end of year	$124.3	$122.1	$145.5

Supplementary disclosures of cash flow information:
Cash paid during the year for:
Interest	$8.4	$17.6	$11.4

Income taxes (net of refunds)	$32.1	$41.9	$91.3

Non-cash items:
Impact of adoption of ASC Topic 740	$—	$—	$0.9

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009, 2008 and 2007

1.	Nature of Operations:

Lennox International Inc., a Delaware corporation, through its subsidiaries (referred to herein as “we,” “our,” “us,” “LII” or the “Company”), is a leading global provider of climate control solutions. We design, manufacture and market a broad range of products for the heating, ventilation, air conditioning and refrigeration (“HVACR”) markets. We operate in four reportable business segments of the HVACR industry: Residential Heating & Cooling, Commercial Heating & Cooling, Service Experts, and Refrigeration. See Note 21 for financial information regarding our reportable segments.

We sell our products and services through a combination of distributors, independent and company-owned dealer service centers, other installing contractors, wholesalers, manufacturers’ representatives, original equipment manufacturers and to national accounts.

2.	Summary of Significant Accounting Policies:

Principles of Consolidation

The consolidated financial statements include the accounts of Lennox International Inc. and the accounts of our majority-owned subsidiaries. All intercompany transactions, profits and balances have been eliminated.

Cash and Cash Equivalents

We consider all highly liquid temporary investments with original maturity dates of three months or less to be cash equivalents. Cash and cash equivalents consisted of cash, overnight repurchase agreements and investment grade securities and are stated at cost, which approximates fair value.

As of December 31, 2009 and 2008, $2.6 million of cash and cash equivalents were restricted due to letters of credit issued with respect to the operations of our captive insurance subsidiary (the “Captive”), which expire on December 31, 2010. These letters of credit restrictions can be transferred to our revolving credit facility as needed.

Accounts and Notes Receivable

Accounts and notes receivable are shown in the accompanying Consolidated Balance Sheets, net of allowance for doubtful accounts and, in 2008, net of accounts receivable sold under our asset securitization arrangement. The allowance for doubtful accounts is generally established during the period in which receivables are recognized and is maintained at a level deemed appropriate based on historical and other factors that affect collectability. Such factors include the historical trends of write-offs and recovery of previously written-off accounts, the financial strength of the customer and projected economic and market conditions. We determine the delinquency status of receivables predominantly based on contractual terms and write off uncollectible receivables after management’s review of factors that affect collectability as noted above, among other considerations. We have no significant concentrations of credit risk within our accounts and notes receivable.

Inventories

Inventory costs include material, labor, depreciation and plant overhead. Inventories of $100.8 million and $129.0 million as of December 31, 2009 and 2008, respectively, were valued at the lower of cost or market using the last-in, first-out (“LIFO”) cost method. The remaining portion of the inventory is valued at the lower of cost or market with cost being determined either on the first-in, first-out (“FIFO”) basis or average cost. We elected to use the LIFO cost method for our domestic manufacturing companies in 1974 and continued to elect the LIFO cost method for new operations through the late 1980s. The types of inventory include raw materials, purchased components, work-in-process, repair parts and finished goods. Starting in the late 1990s, we began adopting the FIFO cost method for all new domestic manufacturing operations (primarily acquisitions). Our operating entities

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with a previous LIFO election continue to use the LIFO cost method. We also use the FIFO cost method for all of our foreign-based manufacturing facilities as well as our Service Experts segment, whose inventory is limited to service parts and finished goods.

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

We periodically review long-lived assets for impairment as events or changes in circumstances indicate that the carrying amount of such assets might not be recoverable. In order to assess recoverability, we compare the estimated expected future undiscounted cash flows identified with each long-lived asset or related asset group to the carrying amount of such assets. If the expected future cash flows do not exceed the carrying value of the asset or assets being reviewed, an impairment loss is recognized based on the excess of the carrying amount of the impaired assets over their fair value.

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

We assign goodwill to the reporting units that benefit from the synergies of our acquisitions, which are the reporting units that report the results of such acquisitions. If we reorganize our management structure, the related goodwill is allocated to the affected reporting units based upon the relative fair values of those reporting units. Assets and liabilities, including deferred income taxes, are generally directly assigned to the reporting units through our segment reporting system as part of our financial closing process. However, certain assets and liabilities, including information technology assets and pension, self-insurance, and environmental liabilities, are commonly managed and are not allocated to the segments in the normal course of our financial reporting process and therefore must be assigned to the reporting units based upon appropriate methods.

Reporting units that we test are generally equivalent to our business segments, or in some cases, one level below. We review our reporting unit structure each year as part of our annual goodwill impairment testing and reporting units are determined based upon a review of the periodic financial information supplied to and reviewed by our Chief Executive Officer (the chief operating decision maker). We aggregate operating units reviewed into reporting units when those operating units share similar economic characteristics.

We estimate reporting unit fair values using standard business valuation techniques such as discounted cash flows and reference to comparable business transactions and observable fair values of comparable entities. The discounted cash flow approach is the principal technique we use. We use comparable business transactions and observable fair values of comparable entities as a reasonableness test of our principal technique as we believe that the discounted cash flow approach provides greater detail and opportunity to reflect specific facts, circumstances and economic conditions for each reporting unit. Comparable business transactions are often limited in number, the information can be dated, and may require significant adjustments due to differences in the size of the business, markets served, product offered, and other factors. We therefore believe that in our circumstances, this makes comparisons to comparable business transactions less reliable than the discounted cash flows method.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The discounted cash flows used to estimate fair value are based on assumptions regarding each reporting unit’s estimated projected future cash flows and the estimated weighted-average cost of capital that a market participant would use in evaluating the reporting unit in a purchase transaction. The estimated weighted-average cost of capital is based on the risk-free interest rate and other factors such as equity risk premiums and the ratio of total debt to equity capital. In performing these impairment tests, we take steps to ensure that appropriate and reasonable cash flow projections and assumptions are used. We reconcile our estimated enterprise value to our market capitalization and determine the reasonableness of the cost of capital used by comparing to market data. We also perform sensitivity analyses on the key assumptions used, such as the weighted-average cost of capital and terminal growth rates.

We also monitor economic, legal, regulatory and other factors for Lennox as a whole and for each reporting unit between annual impairment tests to ensure that there are no indicators that make it more likely than not that there has been a decline in the fair value of any reporting unit below its carrying value. Specifically, we monitor industry trends, our market capitalization, recent and forecasted financial performance of our reporting units, and the timing and nature of our restructuring activities. While our recent financial performance is below historical levels, we determined that no impairment of our goodwill existed as of December 31, 2009, 2008 or 2007. If these estimates or the related assumptions change, we may be required to record non-cash impairment charges for these assets in the future. For additional disclosures on goodwill, see Note 6.

Intangible and Other Assets

We amortize intangible assets with finite lives over their respective estimated useful lives to their estimated residual values.

Identifiable intangible and other assets that have finite lives are amortized over their estimated useful lives as follows:

Asset	Useful Life

Deferred financing costs	Effective interest method
Customer relationships	Straight-line method up to 10 years

We periodically review intangible assets with estimable useful lives for impairment as events or changes in circumstances indicate that the carrying amount of such assets might not be recoverable. In order to assess recoverability, we compare the estimated expected undiscounted future cash flows identified with each intangible asset or related asset group to the carrying amount of such assets. If the expected future cash flows do not exceed the carrying value of the asset or assets being reviewed, an impairment loss is recognized based on the excess of the carrying amount of the impaired assets over their fair value.

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

Pensions and Postretirement Benefits

We provide pension and postretirement medical benefits to eligible domestic and foreign employees and recognize pension and postretirement benefit costs over the estimated service life of those employees. We also recognize the funded status of our benefit plans, as measured at year-end by the difference between plan assets at fair value and the benefit obligation, in the Consolidated Balance Sheets. Changes in the funded status are recognized in the year in which the changes occur through accumulated other comprehensive loss (“AOCL”). Actuarial gains or losses are amortized into net period benefit cost over the estimated service life of covered employees.

The benefit plan assets and liabilities reflect assumptions about the long-range performance of our benefit plans. Should actual results differ from management’s estimates, revisions to the benefit plan assets and liabilities would be required. For additional disclosures on pension and postretirement medical benefits, including how we determine the assumptions used, see Note 13.

Self-Insurance

We use a combination of third-party insurance and self-insurance plans (large deductible or captive) to provide protection against claims relating to workers’ compensation, general liability, product liability, property damage, aviation liability, directors’ and officers’ liability, auto liability, auto physical damage and other exposures.

Self-insurance expense and liabilities, calculated on an undiscounted basis, are actuarially determined based primarily on our historical claims information, as well as industry factors and trends. As of December 31, 2009, self-insurance and captive reserves represent the best estimate of the future payments to be made on losses reported and unreported for 2009 and prior years. The majority of our self-insured risks (excluding auto liability and physical damage) will be paid over an extended period of time.

Actual payments for claims reserved as of December 31, 2009 may vary depending on various factors, including the development and ultimate settlement of reported and unreported claims. To the extent actuarial assumptions change and claims experience rates differ from historical rates, our liability may change. For additional disclosures on self-insured risks and reserves, see Note 11.

Derivatives

We use futures contracts and fixed forward contracts to mitigate the exposure to volatility in commodity prices and we use an interest rate swap to hedge changes in the benchmark interest rate related to our revolving credit facility. We hedge only exposures in the ordinary course of business and do not hold or trade derivatives for profit. All derivatives are recognized in the Consolidated Balance Sheets at fair value. Classification of each hedging instrument is based upon whether the maturity of the instrument is less than or greater than 12 months. For more information, see Note 9.

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

Unrecognized tax benefits are accounted for as required by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740.

Revenue Recognition

Our Residential Heating & Cooling, Commercial Heating & Cooling and Refrigeration segments’ revenue recognition practices depend upon the shipping terms for each transaction. Shipping terms are primarily FOB Shipping Point and, therefore, revenues are recognized for these transactions when products are shipped to customers and title passes. However, certain customers in our smaller operations, primarily outside of North America, have shipping terms where title and risk of ownership do not transfer until the product is delivered to the customer. For these transactions, revenues are recognized on the date that the product is received and accepted by such customers. We have experienced returns for miscellaneous reasons and we record a reserve for these returns based on historical experience at the time we recognize revenue. Our historical rate of returns are insignificant as a percentage of sales.

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

We engage in cooperative advertising, customer rebate, cash discount and other miscellaneous programs that result in payments or credits being issued to our customers. Our policy is to record the discounts and incentives as a reduction of sales when the sales are recorded, with the exception of certain cooperative advertising expenditures that are charged to Selling, General and Administrative (“SG&A”) Expenses. Under these cooperative advertising programs, we receive, or will receive, an identifiable benefit (goods or services) in exchange for the consideration given.

Cost of Goods Sold

The principal components of cost of goods sold in our manufacturing operations are component costs, raw materials, factory overhead, labor estimated costs of warranty expense and freight and distribution costs. In our Service Experts segment, the principal components of cost of goods sold are equipment, vehicle costs, parts and supplies and labor.

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

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Translation of Foreign Currencies

All assets and liabilities of foreign subsidiaries and joint ventures are translated into U.S. dollars using rates of exchange in effect at the balance sheet date. Revenues and expenses are translated at weighted average exchange rates during the year. The unrealized translation gains and losses are included in AOCL in the accompanying Consolidated Balance Sheets. Transaction gains and losses are included in Gains and Other Expenses, net in the accompanying Consolidated Statements of Operations.

Use of Estimates

The preparation of financial statements requires us to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the valuation of accounts receivable, inventories, goodwill, intangible assets, and other long-lived assets, contingencies, guarantee obligations, indemnifications, and assumptions used in the calculation of income taxes, pension and postretirement medical benefits, among others. These estimates and assumptions are based on our best estimates and judgment.

We evaluate our estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. We believe these estimates and assumptions to be reasonable under the circumstances and adjust such estimates and assumptions when facts and circumstances dictate. Declines in our end markets and other consumer spending, volatile equity, foreign currency, and commodity markets, have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

Reclassifications

Certain amounts have been reclassified from the prior year presentation to conform to the current year presentation.

Recently Adopted Accounting Pronouncements

In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-12, Fair Value Measurements and Disclosures (Topic 820) — Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This ASU amends ASC Topic 820, allowing a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). This ASU also requires new disclosures, by major category of investments, about the attributes includes for investments within the scope of this amendment to the ASC. The guidance is effective for interim and annual periods ending after December 15, 2009 and we have adopted this standard as of December 31, 2009. See Note 13 for the disclosures as described in ASU No. 2009-12.

Newly Issued Accounting Pronouncements

In June 2009, the FASB issued revisions to ASC Topic 860 and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” provides for more restrictive requirements for derecognizing financial assets, and requires additional disclosures. The changes will be effective January 1, 2010. Early application is not permitted. Adoption of this standard will not have a material effect on our consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Short-term Investments

During the third quarter of 2009, our captive insurance company liquidated all of the short-term investments reported on our Consolidated Balance Sheets as of December 31, 2008. As of December 31, 2009, these funds were reinvested in a U.S. Treasury money market mutual fund and are included in cash and cash equivalents in the accompanying Consolidated Balance Sheets. Unrealized losses included in AOCL in the accompanying Consolidated Balance Sheet as of December 31, 2008 were not material. Realized gains and losses from the sale of securities were also not material for 2009 and 2008.

4.	Inventories:

Components of inventories are as follows (in millions):

	For the Years Ended
	December 31,
	2009	2008

Finished goods	$182.3	$232.5
Work in process	7.2	8.4
Raw materials and repair parts	132.7	132.2

	322.2	373.1
Excess of current cost over last-in, first-out cost	(72.0)	(75.8)

Total inventories	$250.2	$297.3

Repair parts are primarily utilized in service operations and to fulfill our warranty obligations.

The Company recorded income of $1.3 million from LIFO inventory liquidations during 2009.

5.	Property, Plant and Equipment:

Components of property, plant and equipment are as follows (in millions):

	For the Years Ended
	December 31,
	2009	2008

Land	$37.7	$35.6
Buildings and improvements	220.2	237.7
Machinery and equipment	583.0	560.8
Construction in progress and equipment not yet in service	39.7	38.8

Total	880.6	872.9
Less-accumulated depreciation	(551.0)	(543. 5)

Property, plant and equipment, net	$329.6	$329.4

The balances above include capital lease assets composed of buildings and improvements and machinery and equipment totaling $17.6 million and $18.6 million, net of accumulated depreciation of $4.5 million and $3.4 million for the years ended December 31, 2009 and 2008, respectively.

In 2009, we recorded $6.0 million in impairment charges related to the abandonment of information technology assets that had not yet been placed in service.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Goodwill, Intangible and Other Assets:

Goodwill

The changes in the carrying amount of goodwill related to continuing operations, by segment, are as follows (in millions):

	Balance as of		Balance as of		Balance as of
	December 31,		December 31,		December 31,
	2007	Changes(1)	2008	Changes(2)	2009

Residential Heating & Cooling	$33.7	$—	$33.7	$—	$33.7
Commercial Heating & Cooling	32.1	(0.9)	31.2	0.1	31.3
Service Experts	112.5	(18.7)	93.8	13.1	106.9
Refrigeration	84.5	(10.9)	73.6	11.9	85.5

Total	$262.8	$(30.5)	$232.3	$25.1	$257.4

(1)	Changes in 2008 primarily relate to changes in foreign currency translation rates. Changes in 2008 also include an increase in goodwill of $2.6 million related to an acquisition and a decrease related to an adjustment of income tax contingencies related to a previous acquisition. Both of these goodwill adjustments were recorded in our Service Experts segment.

(2)	Changes in 2009 primarily relate to changes in foreign currency translation rates, offset by the write-off of $4.4 million of goodwill related to the sale of businesses, primarily in the Service Experts segment.

Intangible and Other Assets

Identifiable intangible and other assets subject to amortization are recorded in Other Assets in the accompanying Consolidated Balance Sheets and were comprised of the following (in millions):

	For the Years Ended December 31,
	2009			2008
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount

Deferred financing costs	$7.3	$(5.5)	$1.8	$7.2	$(4.8)	$2.4
Customer relationships	3.3	(1.1)	2.2	3.3	(0.7)	2.6
Other	3.4	(2.3)	1.1	5.1	(3.8)	1.3

Total	$14.0	$(8.9)	$5.1	$15.6	$(9.3)	$6.3

Amortization of intangible assets was as follows (in millions):

	For the Years Ended December 31,
	2009	2008	2007

Amortization expense	$1.6	$1.5	$1.4

Estimated intangible amortization expense for the next five years is as follows (in millions):

2010	$1.6
2011	1.2
2012	0.8
2013	0.4
2014	0.4

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2009 and 2008, we had $4.8 million of intangible assets primarily consisting of trademarks, which are not subject to amortization.

7.	Joint Ventures and Other Equity Investment:

Joint Ventures

We participate in two joint ventures; the largest is located in the U.S. and the other in Mexico. These joint ventures are engaged in the manufacture and sale of compressors, unit coolers and condensing units. Because we exert significant influence over these affiliates based upon our respective 25% and 50% ownership, but do not control them due to venture partner participation, they have been accounted for under the equity method and their financial position and results of operations are not consolidated. We purchase compressors from our U.S. joint venture for use in certain of our products.

The combined balance of equity method investments included in Other Assets, net totaled (in millions):

	As of December 31,
	2009	2008

Other Assets, net	$30.0	$32.0

Purchases of compressors from our U.S. joint venture that were included in Cost of Goods Sold in the Consolidated Statements of Operations were approximately (in millions):

	For the Years Ended December 31,
	2009	2008	2007

Purchases of compressors	$95.0	$123.2	$164.9

During 2009 and 2008, the Company loaned $1.6 million on a short-term basis to its joint venture in Mexico due to that entity’s cash needs related to margin calls on forward commodity contracts and operating cash requirements. The joint venture partner loaned equal amounts under identical terms to the joint venture; and therefore, the investment continues to be recorded under the equity method.

Other Investment

LII also has an investment in a compressor manufacturer located in Thailand. During 2008, under the equity method we recorded investment losses of $0.3 million and dividends of $1.1 million as reductions to the investment balance. We also recorded $9.1 million of impairment charges related to this investment in 2008.

The investee’s financial results were adversely impacted by increases in commodity costs, unfavorable currency exchange fluctuations, and difficulties integrating past acquisitions. Furthermore, the investee began a strategy of expansion during the fourth quarter of 2008 and executed a rights offering to existing shareholders to fund its plans. We did not agree with the plans for expansion, were unable to influence the investee not to pursue this strategy and therefore did not participate in the rights offering. These economic factors, the unsuccessful attempt to influence the investee’s business strategy, together with a change in management intent regarding holding its investment until recovery prompted the other-than-temporary impairment charges.

Also, as a result of the rights offering in 2008, our percentage of equity ownership declined from 13% to 9%. While formerly accounted for under the equity method, the investment of $5.4 million in 2009 and $1.8 million in 2008 was accounted for as an available-for-sale marketable equity security. The net gain of $3.6 million in 2009 was recorded in AOCL. The fair value of the investment was measured based upon the quoted market price of the investee’s common stock as listed on the Stock Exchange of Thailand, multiplied by the number of shares owned. For more information on the valuation of this investment, see Note 22.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Current Accrued Expenses:

Significant components of current accrued expenses are presented below (in millions):

	For the Years Ended
	December 31,
	2009	2008

Accrued compensation and benefits	$66.4	$66.3
Insurance reserves	70.1	72.3
Deferred income	32.7	32.5
Accrued warranties	31.5	29.8
Accrued product quality issue	21.6	—
Accrued rebates and promotions	36.7	30.9
Derivative contracts	2.0	36.5
Other	55.6	57.8

Total continuing operations accrued expenses	316.6	326.1
Discontinued operations accrued expenses	1.3	5.4

Total current accrued expenses	$317.9	$331.5

9.	Derivatives:

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

We recognize all derivatives as either assets or liabilities at fair value in the Consolidated Balance Sheets, regardless of whether or not hedge accounting is applied. For more information on the fair value of these derivative instruments, see Note 22. We report cash flows arising from our hedging instruments consistent with the classification of cash flows from the underlying hedged items. Accordingly, cash flows associated with our derivative programs are classified as operating activities in the accompanying Consolidated Statements of Cash Flows.

We monitor our derivative positions and credit ratings of our counterparties and do not anticipate losses due to counterparty non-performance.

Hedge Accounting

The derivatives that we use as hedges of commodity prices and movements in interest rates are accounted for as cash flow hedges. The effective portion of the gain or loss on the derivatives accounted for as hedges is recorded, net

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of applicable taxes, in AOCL, a component of Stockholders’ Equity in the accompanying Consolidated Balance Sheets. When earnings are affected by the variability of the underlying cash flow, the applicable offsetting amount of the gain or loss from the derivatives that is deferred in AOCL is reclassified into earnings in the same financial statement line item that the hedged item is recorded in. Ineffectiveness, if any, is recorded in earnings each period. If the hedging relationship ceases to be highly effective, the net gain or loss shall remain in AOCL and will be reclassified into earnings when earnings are affected by the variability of the underlying cash flow. If it becomes probable that the forecasted transaction will not occur by the end of the originally specified period or within two months thereafter, the net gain or loss remaining in AOCL will be reclassified to earnings immediately.

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

Objectives and Strategies for Using Derivative Instruments

Commodity Price Risk

We utilize a cash flow hedging program to mitigate our exposure to volatility in the prices of metal commodities we use in our production processes. The hedging program includes the use of futures contracts, and we enter into these contracts based on our hedging strategy. We use a dollar cost averaging strategy for our hedge program. As part of this strategy, a higher percentage of commodity price exposures are hedged near term with lower percentages hedged at future dates. This strategy provides us with protection against near-term price volatility caused by market speculators and market forces, such as supply variation, while allowing us to adjust to market price movements over time. Upon entering into futures contracts, we lock in prices and are subject to derivative losses should the metal commodity prices decrease and gains should the prices increase. During 2008, metal commodity prices decreased considerably in a short time period, which resulted in significant derivative loss positions. As a result of these loss positions, we were required to post collateral of $37.9 million as of December 31, 2008. The collateral posted was treated as a prepaid expense and recorded in Other Assets in the accompanying Consolidated Balance Sheets. The unrealized derivative losses were recorded in AOCL. During 2009, metal commodity prices remained relatively stable and as a result, our commodity contracts that were in loss positions at December 31, 2008 expired and we were no longer required to post collateral as of December 31, 2009.

Interest Rate Risk

The majority of our debt bears interest at variable interest rates and therefore, we are subject to variability in the cash paid for interest expense. In order to mitigate a portion of this risk, we use a hedging strategy to eliminate the variability of cash flows in the interest payments associated with the first $100 million of the total variable-rate debt outstanding under our revolving credit facility that is solely due to changes in the benchmark interest rate. This strategy allows us to fix a portion of our interest payments while also taking advantage of historically low interest rates.

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

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Cash Flow Hedges

We include (gains) losses in AOCL in connection with our commodity cash flow hedges. The (gains) losses related to commodity price hedges are expected to be reclassified into earnings within the next 16 months based on the prices of the commodities at settlement date. Assuming that commodity prices remain constant, $11.1 million of derivative gains are expected to be reclassified into earnings within the next 12 months. Commodity futures contracts that are designated as cash flow hedges and are in place as of December 31, 2009 are scheduled to mature through March 2011.

The (gains) losses related to our interest rate swap are expected to be reclassified into earnings within the next 34 months based on the term of the swap. Assuming that the benchmark interest rate remains constant, $2.1 million of derivative losses are expected to be reclassified into earnings within the next 12 months.

We recorded the following amounts related to our cash flow hedges (in millions):

	As of December 31,
	2009	2008

Commodity Price Hedges:
(Gains) Losses included in AOCL, net of tax	$(7.2)	$21.3
Tax expense (benefit)	4.1	(11.9)
Interest Rate Swap:
Losses included in AOCL, net of tax	$1.4	$—
Tax benefit	(0.8)	—

We had the following outstanding commodity futures contracts designated as cash flow hedges (in millions):

	As of December 31,
	2009	2008
	(Pounds)	(Pounds)

Copper	12.6	23.1

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

	As of December 31,
	2009	2008
	(Pounds)	(Pounds)

Copper	0.9	2.9
Aluminum	0.9	3.2

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2009, we entered into foreign currency forward contracts with notional amounts of $123.6 million, of which $12.2 million were outstanding at December 31, 2009.

Information About the Location and Amounts of Derivative Instruments

For information on the location and amounts of derivative fair values in the Consolidated Balance Sheets and derivative gains and losses in the Consolidated Statements of Operations, see the tabular information presented below (in millions):

Fair Values of Derivative Instruments

	As of December 31,
	2009		2008
	Balance Sheet		Balance Sheet
Asset Derivatives	Location	Fair Value	Location	Fair Value

Derivatives designated as hedging instruments under FASB ASC Topic 815
Commodity futures contracts	Other Assets (Current)	$11.1	Other Assets (Current)	$—
Commodity futures contracts	Other Assets (Non-current)	0.3	Other Assets (Non-current)	—

		11.4		—

Derivatives not designated as hedging instruments under FASB ASC Topic 815
Commodity futures contracts	Other Assets (Current)	1.1	Other Assets (Current)	—

Total Asset for Derivatives		$12.5		$—

Liability Derivatives
Derivatives designated as hedging instruments under FASB ASC Topic 815
Commodity futures contracts	Accrued Expenses	$—	Accrued Expenses	$31.0
Interest rate swap	Accrued Expenses	2.0	Accrued Expenses	—
Interest rate swap	Other Liabilities	0.3	Other Liabilities	—
Commodity futures contracts	Other Liabilities	—	Other Liabilities	2.6

		2.3		33.6

Derivatives not designated as hedging instruments under FASB ASC Topic 815
Commodity futures contracts	Accrued Expenses	—	Accrued Expenses	5.5
Commodity futures contracts	Other Liabilities	—	Other Liabilities	0.3

		—		5.8

Total Liability for Derivatives		$2.3		$39.4

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Effect of Derivative Instruments on the Consolidated Statements of Operations

		Amount of Loss or (Gain) Reclassified
		from AOCL into Income
Derivatives in FASB ASC	Location of Loss or (Gain)	(Effective Portion)
Topic 815 Cash Flow	Reclassified from AOCL into Income	For the Years Ended December 31,
Hedging Relationships	(Effective Portion)	2009	2008	2007

Commodity futures contracts	Cost of Goods Sold	$19.6	$(7.0)	$(6.2)
Interest rate swap	Interest Expense, net	1.3	—	—

		$20.9	$(7.0)	$(6.2)

		Amount of Loss or (Gain) Recognized
	Location of Loss or (Gain)	in Income on Derivatives
Derivatives in FASB ASC	Recognized in Income on	(Ineffective Portion)
Topic 815 Cash Flow	Derivatives	For the Years Ended December 31,
Hedging Relationships	(Ineffective Portion)	2009	2008	2007

Commodity futures contracts	Gains and Other Expenses, net	$(0.1)	$0.3	$—

		Amount of Loss or (Gain)
		Recognized in Income on
Derivatives Not Designated	Location of (Gain) or Loss	Derivatives
as Hedging Instruments under	Recognized in Income on	For the Years Ended December 31,
FASB ASC Topic 815	Derivatives	2009	2008	2007

Commodity futures contracts	Gains and Other Expenses, net	$(3.4)	$5.7	$(0.7)
Foreign currency forward contracts	Gains and Other Expenses, net	3.1	—	—

		$(0.3)	$5.7	$(0.7)

For more information on the valuation of these derivative instruments, see Note 22.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Income Taxes:

Our income tax provision (benefits) from continuing operations consisted of the following (in millions):

	For the Years Ended December 31,
	2009	2008	2007

Current:
Federal	$17.5	$32.4	$58.8
State	5.0	5.8	6.7
Foreign	8.1	11.0	18.5

Total current	30.6	49.2	84.0

Deferred:
Federal	9.9	27.1	(1.7)
State	3.0	4.2	1.2
Foreign	(4.4)	—	8.2

Total deferred	8.5	31.3	7.7

Total income tax provision	$39.1	$80.5	$91.7

Income from continuing operations before income taxes was comprised of the following (in millions):

	For the Years Ended December 31,
	2009	2008	2007

Domestic	$99.7	$186.9	$192.7
Foreign	1.2	17.4	64.7

Total	$100.9	$204.3	$257.4

The difference between the income tax provision from continuing operations computed at the statutory federal income tax rate and the financial statement provision for taxes is summarized as follows (in millions):

	For the Years Ended December 31,
	2009	2008	2007

Provision at the U.S. statutory rate of 35%	$35.3	$71.5	$90.1
Increase (reduction) in tax expense resulting from:
State income tax, net of federal income tax benefit	3.8	7.7	5.2
Other permanent items	(2.8)	(1.2)	(4.0)
Research tax credit	(0.6)	—	(0.3)
Decrease in tax audit reserves	(1.6)	—	—
Change in valuation allowance	4.5	1.1	(1.0)
Foreign taxes at rates other than 35% and miscellaneous other	0.5	1.4	1.7

Total income tax provision	$39.1	$80.5	$91.7

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

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets (liabilities) were comprised of the following (in millions):

	For the Years Ended
	December 31,
	2009	2008

Gross deferred tax assets:
Warranties	$36.0	$33.0
Net operating losses (foreign and U.S. state)	48.3	41.6
Postretirement and pension benefits	30.2	45.0
Inventory reserves	6.3	1.4
Receivables allowance	4.3	5.0
Compensation liabilities	20.3	23.9
Deferred income	8.0	8.3
Insurance liabilities	2.4	—
Intangibles	—	0.4
Other	10.5	32.4

Total deferred tax assets	166.3	191.0
Valuation allowance	(30.9)	(28.7)

Total deferred tax assets, net of valuation allowance	135.4	162.3
Gross deferred tax liabilities:
Depreciation	(14.6)	(14.6)
Insurance liabilities	—	(2.8)
Intangibles	(4.1)	—
Other	(7.2)	(7.7)

Total deferred tax liabilities	(25.9)	(25.1)

Net deferred tax assets	$109.5	$137.2

As of December 31, 2009 and 2008, we had $9.6 million and $10.9 million in tax effected state net operating loss carryforwards, respectively, and $38.7 million and $30.7 million in tax effected foreign net operating loss carryforwards, respectively. The state and foreign net operating loss carryforwards begin expiring in 2010. The deferred tax asset valuation allowance relates primarily to the operating loss carryforwards in various states in the U.S., European and Asian tax jurisdictions. The increase in the valuation allowance is primarily the result of foreign and state losses which are not benefited and currency fluctuation.

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We consider the reversal of existing taxable temporary differences, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of these deductible differences, net of the existing valuation allowances, as of December 31, 2009.

In order to realize the net deferred tax asset, we will need to generate future foreign taxable income of approximately $90.5 million during the periods in which those temporary differences become deductible. We also will need to generate U.S. federal income of approximately $104.4 million in addition to our carryback capacity to fully realize the federal deferred tax asset. U.S. taxable income for the years ended December 31, 2009 and 2008 was $38.6 million and $54.5 million, respectively.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A limited provision has been made for income taxes which may become payable upon distribution of our foreign subsidiaries’ earnings related to the Czech Republic. It is not practicable to estimate the amount of tax that might be payable with regard to any other distribution of foreign subsidiary earnings because our intent is to permanently reinvest these earnings or to repatriate earnings when it is tax effective to do so.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

Balance as of December 31, 2007	$23.9
Increases related to prior year tax positions	0.2
Decreases related to prior year tax positions	(0.1)
Increases related to current year tax positions	0.4
Settlements	(9.5)

Balance as of December 31, 2008	$14.9

Increases related to prior year tax positions	0.1
Decreases related to prior year tax positions	(7.2)
Increases related to current year tax positions	0.1
Settlements	(6.4)

Balance as of December 31, 2009	$1.5

Included in the balance of unrecognized tax benefits as of December 31, 2009 are potential benefits of $1.0 million that, if recognized, would affect the effective tax rate on income from continuing operations. As of December 31, 2009, we had recognized $0.1 million (net of federal tax benefits) in interest and penalties in income tax expense.

The Internal Revenue Service (“IRS”) completed its examination of our consolidated tax returns for the years 1999 — 2003 and issued a Revenue Agent’s Report (“RAR”) on April 6, 2006. We reached a settlement with the IRS in December 2008 that resulted in an immaterial impact to the Consolidated Statements of Operations.

The IRS completed its examination of our consolidated tax returns for the years 2004-2005 and issued an RAR on July 31, 2008. We reached a settlement with the IRS in the fourth quarter of 2009 that resulted in an immaterial impact to the Consolidated Statements of Operations.

The IRS completed its examination of our consolidated tax returns for the years 2006-2007 and issued an RAR on June 1, 2009. We reached a settlement with the IRS in the third quarter of 2009 that resulted in an immaterial impact to the Consolidated Statements of Operations.

We are currently under examination for our U.S. federal income taxes for 2009 and 2010. We are subject to examination by numerous other taxing authorities in jurisdictions such as Australia, Belgium, France, Canada, and Germany. We are generally no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by taxing authorities for years before 2002.

During 2009, numerous states, including Wisconsin, California, Virginia, North Dakota, Oregon and Pennsylvania enacted legislation effective for tax years beginning on or after January 1, 2009, including requirements for combined reporting, changes to apportionment methods and surtaxes. We determined the impact of these changes to be immaterial.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Commitments and Contingencies:

Leases

The approximate minimum commitments under all non-cancelable leases outstanding as of December 31, 2009 are as follows (in millions):

	Operating	Capital
	Leases	Leases

2010	$55.0	$1.3
2011	41.5	1.3
2012	28.2	1.2
2013	17.6	1.1
2014	11.2	1.1
Thereafter	19.0	21.0

Total minimum lease payments	$172.5	27.0

Less amount representing interest		9.5

Present value of minimum payments		$17.5

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

Our obligations under the Lake Park Lease are secured by a pledge of our interest in the leased property and are also guaranteed by us and certain of our subsidiaries. The Lake Park Lease, as amended, contains restrictive covenants that are consistent with those of our revolving credit facility. We were in compliance with these financial covenants as of December 31, 2009. The Lake Park Lease is accounted for as an operating lease.

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

The amount and timing of cash payments are reliably determinable and, therefore, we have recorded environmental reserves at their present values.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following information relates to our environmental reserve (in millions except percentages):

	For the Years Ended
	December 31,
	2009	2008

Discounted liabilities recorded in:
Accrued Expenses	$1.3	$1.4
Other Long-Term Liabilities	3.0	2.7

	$4.3	$4.1

Undiscounted liabilities	$5.8	$5.7
Discount rate	3.3%-9.9%	7.5%-11.1%

Estimates of future costs are subject to change due to changing environmental remediation regulations and/or site-specific requirements.

Product Warranties

Total liabilities for estimated warranty are included in the following captions on the accompanying Consolidated Balance Sheets (in millions):

	For the Years Ended
	December 31,
	2009	2008

Accrued Expenses	$31.5	$29.8
Other Liabilities	50.0	64.3

	$81.5	$94.1

The changes in the total warranty liabilities for the years ended December 31, 2009 and 2008 were as follows (in millions):

Total warranty liability as of December 31, 2007	$98.1
Payments made in 2008	(26.8)
Changes resulting from issuance of new warranties	32.1
Changes in estimates associated with pre-existing liabilities	(6.4)
Changes in foreign currency translation rates	(2.9)

Total warranty liability as of December 31, 2008	$94.1
Payments made in 2009	(27.3)
Changes resulting from issuance of new warranties	25.7
Changes in estimates associated with pre-existing liabilities	(12.7)
Changes in foreign currency translation rates	1.7

Total warranty liability as of December 31, 2009	$81.5

Accrued product quality issue (not covered under warranty)	$21.6

At the end of each accounting period, we evaluate our warranty liabilities and during the second quarter of each year, we perform a complete reevaluation of our warranty liabilities. As a result of our annual evaluation, we recorded a reduction in warranty liabilities in the second quarter of 2009 that is the principal amount contained within the changes in estimates associated with pre-existing liabilities of $12.7 million above. The reduction to our

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

warranty liabilities was principally caused by lower than expected failure rates, reductions to future cost estimates, and new experience data.

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

We have identified a product quality issue in a heating and cooling product line produced in 2006 and 2007 period that we believe results from a vendor-supplied materials quality issue. For the year ended December 31, 2009, we have recorded an expense of $24.4 million for the portion of the issue that is probable and can be reasonably estimated based upon the current data available and $21.6 million remained accrued as of December 31, 2009. We may incur additional charges in the future as more information becomes available. The expense for this product quality issue, and the related liability, is not included in the tables related to our estimated warranty liabilities. The expense related to this product quality issue has been classified in Cost of Goods Sold in the Consolidated Statements of Operations and the related liability is included in Accrued Expenses on the Consolidated Balance Sheet.

Self Insurance

We use a combination of third-party insurance and self-insurance plans (large deductible or captive) to provide protection against claims relating to workers’ compensation/employers’ liability, general liability, product liability, auto liability, auto physical damage and other exposures. Prior to the third quarter of 2009, these policies were written by a third-party insurance provider, which was then reinsured by our captive insurance subsidiary. Starting with the third quarter of 2009, we use large deductible insurance plans for workers’ compensation/employers’ liability, general liability, product liability, and auto liability. These policies are written through third-party insurance providers. We also carry umbrella or excess liability insurance for all third-party and self-insurance plans, except for directors’ and officers’ liability, property damage and various other insurance programs. We believe the limit within our excess policy is adequate for companies of our size in our industry. We believe that the deductibles and liability limits retained by LII and the captive are customary for companies of our size in our industry and are appropriate for our business.

In addition, we use third-party insurance plans for property damage, aviation liability, directors’ and officers’ liability, and other exposures. Each of these policies may include per occurrence and annual aggregate limits. However, we believe these limits are customary for companies of our size in our industry and are appropriate for our business.

The self-insurance expense and liabilities, calculated on an undiscounted basis, are actuarially determined based primarily on our historical claims information, as well as industry factors and trends, and represent the best estimate of the future payments to be made on both reported and unreported losses for 2009 and prior years. We maintain safety and manufacturing programs that are designed to improve the safety and effectiveness of our business processes and, as a result, reduce the level and severity of our various self-insurance risks. In recent years, our actual claims experience has been trending favorably and therefore, both self-insurance expense and the related liability have decreased.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Since we have a captive insurance company, we are required to maintain specified levels of liquid assets from which we must pay claims. The majority of our self-insured risks (excluding auto liability and physical damage) will be paid over an extended period of time. To the extent actuarial assumptions change and claims experience rates differ from historical rates, our liability may change.

The self-insurance liabilities recorded in Accrued Expenses in the accompanying Consolidated Balance Sheets were $60.4 million and $63.2 million as of December 31, 2009 and 2008, respectively.

Litigation

We are involved in a number of claims and lawsuits incident to the operation of our businesses. Insurance coverages are maintained and estimated costs are recorded for such claims and lawsuits. It is management’s opinion that none of these claims or lawsuits will have a material adverse effect on our financial position, results of operations or cash flows. Costs related to such matters were not material to the periods presented.

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

12.	Long-Term Debt, Lines of Credit and Asset Securitization:

Long-Term Debt and Lines of Credit

The following tables summarize our outstanding debt obligations and the classification in the accompanying Consolidated Balance Sheet (in millions):

Description of Obligation
As of December 31, 2009	Short-Term Debt	Current Maturities	Long-Term Maturities	Total

Domestic promissory notes(1)	$—	$35.0	$—	$35.0
Domestic revolving credit facility	—	—	176.5	176.5
Capital lease obligations	—	0.4	17.1	17.5
Other obligations	2.2	0.1	0.2	2.5

Total debt	$2.2	$35.5	$193.8	$231.5

Description of Obligation
As of December 31, 2008	Short-Term Debt	Current Maturities	Long-Term Maturities	Total

Domestic promissory notes(1)	$—	$—	$35.0	$35.0
Domestic revolving credit facility	—	—	359.8	359.8
Capital lease obligations	—	0.3	18.6	18.9
Other obligations	6.1	0.3	0.3	6.7

Total debt	$6.1	$0.6	$413.7	$420.4

(1)	Domestic promissory notes bear interest at 8.00% and mature in 2010.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2009, the aggregate amounts of required principal payments on long-term debt are as follows (in millions):

2010	$35.5
2011	0.6
2012	177.1
2013	0.5
2014	0.6
Thereafter	15.0

As of December 31, 2009, we had outstanding borrowings of $176.5 million under our $650.0 million domestic revolving credit facility and $93.5 million was committed to standby letters of credit. The remaining $380.0 million was available for future borrowings subject to covenant limitations. The facility matures in October 2012.

Our domestic revolving credit facility includes a subfacility for swingline loans of up to $50.0 million and provides for the issuance of letters of credit for the full amount available under the domestic revolving credit facility. Our weighted average borrowing rate on the domestic revolving credit facility was 0.84% and 2.26% as of December 31, 2009 and 2008, respectively.

Our domestic revolving credit facility contains financial covenants relating to leverage and interest coverage. Other covenants contained in our domestic revolving credit facility restrict, among other things, mergers, asset dispositions, guarantees, debt, liens, acquisitions, investments, affiliate transactions and our ability to make restricted payments. The financial covenants require us to maintain defined levels of Consolidated Indebtedness to Adjusted EBITDA Ratio and a Cash Flow (defined as EBITDA minus capital expenditures) to Net Interest Expense Ratio. The required ratios as of December 31, 2009 are detailed below:

Consolidated Indebtedness to Adjusted EBITDA Ratio not greater than	3.5 : 1.0
Cash Flow to Net Interest Expense Ratio no less than	3.0 : 1.0

Our domestic revolving credit facility contains customary events of default. These events of default include nonpayment of principal or interest, breach of covenants or other restrictions or requirements, default on any other indebtedness or receivables securitizations (cross default), and bankruptcy. A cross default could occur if:

•	we fail to pay any principal or interest when due on any other indebtedness or receivables securitization of at least $40.0 million; or,

•	we are in default on any other indebtedness or receivables securitization in an aggregate principal amount of at least $40.0 million, which would give the holders the right to declare such indebtedness due and payable prior to its stated maturity.

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

The domestic promissory notes contain the same financial covenant restrictions as the domestic revolving credit facility listed above. As of December 31, 2009, we were in compliance with all covenant requirements. Our domestic revolving credit facility and promissory notes are guaranteed by our material subsidiaries.

We have additional borrowing capacity through several of our foreign subsidiaries used primarily to finance seasonal borrowing needs. We had $2.5 million and $6.7 million of obligations outstanding through our foreign

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subsidiaries as of December 31, 2009 and 2008, respectively. Available borrowing capacity at December 31, 2009 and 2008, under foreign facilities was $12.6 million and $11.1 million, respectively.

During 2008, we expanded our Tifton, Georgia manufacturing facility using the proceeds from Industrial Development Bonds (“IDBs”). We entered into a lease agreement with the owner of the property and the issuer of the IDBs, and through our lease payments fund the interest payments to investors in the IDBs. We also guaranteed the repayment of the IDBs and entered into letters of credit totaling $15.5 million to fund a potential repurchase of the IDBs in the event that investors exercised their right to tender the IDBs to the Trustee. At December 31, 2009 and 2008, we recorded both a capital lease asset and a corresponding long-term obligation of $14.3 million and $15.3 million related to these transactions, respectively.

Credit Rating

At December 31, 2009, our senior credit rating was Ba1, with a stable outlook, by Moody’s and BB+, with a positive outlook, by Standard & Poor’s Rating Group (“S&P”).

Asset Securitization

Under a revolving period asset securitization arrangement (“ASA”), we are eligible to sell beneficial interests in a portion of our trade accounts receivable to participating financial institutions for cash. The current arrangement expires November 24, 2010 and is subject to renewal and contains a provision whereby we retain the right to repurchase all of the outstanding beneficial interests transferred. Our continued involvement in the transferred assets includes servicing, collection and administration of the transferred beneficial interests. The sale of the beneficial interests in our trade accounts receivable are reflected as secured borrowings in the accompanying Consolidated Balance Sheets and the proceeds received are included in cash flows from financing activities in the accompanying Consolidated Statements of Cash Flows. Transactions under the former ASA that expired November 24, 2009, and did not contain the provision noted above, were accounted for as sales and were therefore not included in the accompanying 2008 Consolidated Balance Sheet. Proceeds received or amounts repaid under the former ASA were included in cash flows from operating activities in the accompanying Consolidated Statements of Cash Flows.

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

The ASA contains certain restrictive covenants relating to the quality of our accounts receivable and cross-default provisions with our Credit Agreement. The administrative agent under the ASA is also a participant in our Credit Agreement. The participating financial institution has an investment grade credit rating. We continue to evaluate its credit rating and have no reason to believe it will not perform under the ASA. As of December 31, 2009, we were in compliance with all covenant requirements.

The ASA provides for a maximum securitization amount of $100.0 million or 100% of the net pool balance as defined by the ASA. However, eligibility for securitization is limited based on the amount and quality of the qualifying accounts receivable and is calculated monthly. The beneficial interest sold cannot exceed the maximum

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amount even if our qualifying accounts receivable is greater than the maximum amount at any point in time. The eligible amounts available were as follows (in millions):

	For the Years Ended December 31,
	2009	2008

Eligible amount available under the ASA on qualified accounts receivable	$72.5	$91.0
Beneficial interest sold	—	(30.0)

Remaining amount available	$72.5	$61.0

Under the ASA, we pay certain discount fees to use the program and have the facility available to us. These fees relate to both the used and unused portions of the securitization. The used fee is based on the beneficial interest sold and calculated on the average floating commercial paper rate determined by the purchaser of the beneficial interest, plus a program fee of 1.15%. The rate as of December 31, 2009 was 1.38%. The unused fee is based on 102% of the maximum available amount less the beneficial interest sold and calculated at 0.5% fixed rate throughout the term of the agreement. We recorded these fees in Selling, General and Administrative Expenses in the accompanying Consolidated Statements of Operations. The amounts recorded were as follows (in millions):

	For the Years Ended December 31,
	2009	2008	2007

Discount fees	$0.7	$0.2	$0.2

13.	Employee Benefit Plans:

Defined Contribution Plans

We maintain noncontributory profit sharing plans for our eligible domestic and Canadian salaried employees. These plans are discretionary, as our contributions are determined annually by the Board of Directors. We also sponsor several 401(k) plans with employer contribution-matching requirements. We recorded the following (in millions):

	For the Years Ended December 31,
	2009	2008	2007

Provisions for profit sharing contributions	$—	$3.0	$8.0
Contributions to 401(k) plans	$12.4	$1.6	$1.7

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

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables set forth amounts recognized in our financial statements and the plans’ funded status (dollars in millions):

	Pension Benefits		Other Benefits
	2009	2008	2009		2008

Accumulated benefit obligation	$296.1	$280.1	$	N/A	$	N/A
Changes in projected benefit obligation:
Benefit obligation at beginning of year	$284.6	$261.1		$14.1		$17.7
Service cost	5.6	6.8		0.5		0.7
Interest cost	17.5	16.4		0.8		0.8
Plan participants’ contributions	—	0.1		1.0		0.9
Amendments	—	—		—		(2.5)
Actuarial loss (gain)	9.1	32.1		1.3		(0.4)
Effect of exchange rates	3.9	(8.3)		—		—
Settlements and curtailments	(2.6)	(7.1)		(0.9)		—
Benefits paid	(18.7)	(16.5)		(2.4)		(3.1)

Benefit obligation at end of year	$299.4	$284.6		$14.4		$14.1

Changes in plan assets:
Fair value of plan assets at beginning of year	$174.0	$224.6		$—		$—
Actual gain (loss) return on plan assets	33.0	(59.3)		—		—
Employer contribution	42.2	33.4		1.4		2.2
Plan participants’ contributions	—	0.1		1.0		0.9
Effect of exchange rates	3.0	(6.0)		—		—
Plan settlements	(2.4)	(2.3)		—		—
Benefits paid	(18.7)	(16.5)		(2.4)		(3.1)

Fair value of plan assets at end of year	231.1	174.0		—		—

Funded status / net amount recognized	$(68.3)	$(110.6)		$(14.4)		$(14.1)

Net amount recognized consists of:
Current liability	$(1.6)	$(2.9)		$(1.0)		$(1.6)
Non-current liability	(66.7)	(107.7)		(13.4)		(12.5)

Net amount recognized	$(68.3)	$(110.6)		$(14.4)		$(14.1)

Included in the Non-Current Pension Liability on the Consolidated Balance Sheets were plans with an over-funded position of $0.1 million and $0.2 million as of December 31, 2009 and 2008, respectively (in millions).

	For the Years Ended
	December 31,
	2009	2008

Pension plans with a benefit obligation in excess of plan assets:
Projected benefit obligation	$298.7	$284.0
Accumulated benefit obligation	295.4	279.5
Fair value of plan assets	230.3	173.3

Our U.S.-based pension plans comprised approximately 88.3% of the projected benefit obligation and 89.4% of plan assets as of December 31, 2009.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Pension Benefits			Other Benefits
	2009	2008	2007	2009	2008	2007

Components of net periodic benefit cost as of December 31:
Service cost	$5.6	$6.8	$6.9	$0.5	$0.8	$0.6
Interest cost	17.5	16.4	14.9	0.8	0.8	0.8
Expected return on plan assets	(16.7)	(17.6)	(17.2)	—	—	—
Amortization of prior service cost	0.5	0.6	0.9	(1.9)	(1.9)	(1.7)
Recognized actuarial loss	8.9	4.6	4.8	1.2	1.1	1.0
Settlements and curtailments	1.0	3.1	8.7	(0.6)	—	—

Net periodic benefit cost	$16.8	$13.9	$19.0	$—	$0.8	$0.7

The following table sets forth amounts recognized in AOCL in our financial statements for 2009 and 2008 (in millions):

	Pension Benefits		Other Benefits
	2009	2008	2009	2008

Amounts recognized in other comprehensive income (loss):
Prior service costs	$(4.0)	$(4.5)	$16.5	$19.0
Actuarial loss	(156.6)	(172.5)	(18.7)	(19.5)

Subtotal	(160.6)	(177.0)	(2.2)	(0.5)
Deferred taxes	58.6	65.8	0.8	0.2

Net amount recognized	$(102.0)	$(111.2)	$(1.4)	$(0.3)

Changes recognized in other comprehensive income (loss):
Current year prior service costs	$—	$0.1	—	$(2.6)
Current year actuarial loss (gain)	(7.5)	104.3	0.5	(0.4)
Effect of exchange rates	1.5	(2.9)	—	—
Amortization of prior service credits (costs)	(0.5)	(1.8)	2.5	2.0
Amortization of actuarial loss	(9.9)	(6.6)	(1.3)	(1.1)

Total recognized in other comprehensive income	$(16.4)	$93.1	$1.7	$(2.1)

Total recognized in net periodic benefit cost and other comprehensive income (loss)	$0.4	$107.0	$1.7	$(1.3)

The estimated prior service (costs) credits and actuarial gains (losses) that will be amortized from AOCL in 2010 are $(0.5) million and $(8.6) million, respectively, for pension benefits and $1.9 million and $(1.2) million, respectively, for other benefits.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables set forth the weighted-average assumptions used to determine Benefit Obligations and Net Periodic Benefit Cost for the U.S.-based plans in 2009 and 2008:

	Pension Benefits		Other Benefits
	2009	2008	2009	2008

Weighted-average assumptions used to determine benefit obligations as of December 31:
Discount rate	6.07%	6.27%	5.95%	6.42%
Rate of compensation increase	4.23	4.19	—	—

	Pension Benefits			Other Benefits
	2009	2008	2007	2009	2008	2007

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate	6.27%	6.48%	5.89%	6.42%	6.36%	5.82%
Expected long-term return on plan assets	8.25	8.25	8.25	—	—	—
Rate of compensation increase	4.19	4.34	4.30	—	—	—

The following tables set forth the weighted-average assumptions used to determine Benefit Obligations and Net Periodic Benefit Cost for the non-U.S.-based plans in 2009 and 2008:

	Pension Benefits
	2009	2008

Weighted-average assumptions used to determine benefit obligations as of December 31:
Discount rate	5.98%	6.57%
Rate of compensation increase	3.98	3.90

	Pension Benefits
	2009	2008	2007

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate	6.57%	5.60%	5.14%
Expected long-term return on plan assets	6.24	6.61	6.69
Rate of compensation increase	3.90	4.22	4.00

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

To select a discount rate for the purpose of valuing the plan obligations for the U.S. plans, we performed an analysis in which the duration of projected cash flows from defined benefit and retiree healthcare plans were matched with a yield curve based on the appropriate universe of high-quality corporate bonds that were available. We used the results of the yield curve analysis to select the discount rate that matched the duration and payment stream of the benefits in each plan. This resulted in the selection of the 6.07% discount rate assumption for the pension benefits and 5.95% for the other benefits. A similar process was followed for the non-U.S.-based plans.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2009	2008

Assumed health care cost trend rates as of December 31:
Health care cost trend rate assumed for next year	8.75%	8.5%
Rate to which the cost rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2017	2015

Assumed health care cost trend rates have a significant effect on the amounts reported for our healthcare plan. A one percentage-point change in assumed healthcare cost trend rates would have the following effects (in millions):

	1-Percentage-	1-Percentage-
	Point Increase	Point Decrease

Effect on total of service and interest cost	$0.1	$(0.1)
Effect on the postretirement benefit obligation	1.5	(1.3)

Expected future benefit payments are shown in the table below (in millions):

	Years Ended December 31,
	2010	2011	2012	2013	2014	2015- 2019

Pension benefits	$16.1	$16.6	$21.8	$19.6	$18.4	$103.3
Other benefits	1.0	1.0	1.0	1.0	1.1	6.8

We utilize professional investment advisors to assist us in determining the appropriate investment structure for our U.S. pension plan assets. We believe that by adequately diversifying the plan assets, asset returns can be optimized at an acceptable level of risk. Since equity securities have historically generated higher returns than fixed income securities and the plan is not fully funded, we believe it is appropriate to allocate more assets to equities than fixed income securities. In the fourth quarter of 2009, in order to increase diversification, we changed the targeted allocations for our plan assets. The target allocations for fixed income, money market, cash and guaranteed investment contracts investments increased from 32% to 40% while targeted equity investment allocations declined from 68% to 60%. At the same time, we increased our exposure to International equity from 15% to 24% of total assets while reducing our exposure to domestic equity from 53% to 36%. In addition, these categories are further diversified among various asset classes including high yield and emerging markets debt, and international and emerging markets equities in order to avoid significant concentrations of risk. Our U.S. pension plan represents approximately 90%, our Canadian pension plan approximately 6%, and our U.K. pension plan approximately 4% of the total fair value of our plan assets as of December 31, 2009.

Our U.S. pension plans’ weighted-average asset allocations as of December 31, 2009 and 2008, by asset category, are as follows:

	Plan Assets as of December 31,
Asset Category	2009	2008

U.S. equity	33.2%	44.7%
International equity	25.8	12.7
Fixed income	36.8	26.3
Money market/cash/guaranteed investment contracts	4.2	16.3

Total	100.0%	100.0%

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

U.S. pension plan investments are invested within the following range targets:

Asset Category	Target	+ / -

U.S. equity	36.0%	+ / −2.5%
International equity	24.0%	+ / −2.5%
Fixed income	38.0%	+ / −2.0%
Money market/cash/guaranteed investment contracts	2.0%	+ 3.0% / −2.0%

Our Canadian pension plan is invested in only one asset, which is a balanced fund that maintains diversification among various asset classes, including Canadian common stocks, bonds and money market securities, U.S. equities, other international equities and fixed income investments. Our U.K. pension plan was primarily invested in a guaranteed insurance contract as well as a U.K. money market fund.

The fair values of our pension plan assets, by asset category, are as follows:

	Fair Value Measurements as of
	December 31, 2009
		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Assets Category:
Cash and cash equivalents	$8.9	$—	$—	$8.9
Commingled pools / Collective Trusts
U.S. equity(1)	—	45.5	—	45.5
International equity(2)	—	47.2	—	47.2
Fixed income(3)	—	69.7	—	69.7
Mutual funds
U.S. equity(4)	23.0	—	—	23.0
International equity(4)	6.0	—	—	6.0
Fixed income(5)	6.0	—	—	6.0
Balanced pension trust(6)
U.S. equity	—	2.0	—	2.0
International equity	—	7.0	—	7.0
Bonds	—	5.1	—	5.1
Guaranteed investment contracts	—	10.7	—	10.7

Total	$43.9	$187.2	$—	$231.1

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additional information about assets measured at Net Asset Value (“NAV”) per share (in millions):

	As of December 31, 2009
		Redemption Frequency	Redemption Notice
	Fair Value	(if currently eligible)	Period

Assets Category:
Commingled pools / Collective Trusts
U.S. equity(1)	$45.5	Daily	4 days
International equity(2)	47.2	Daily, Monthly	4 — 15 days
Fixed income(3)	69.7	Quarterly	15 days
Mutual funds
U.S. equity(4)	23.0	n/a	n/a
International equity(4)	6.0	n/a	n/a
Fixed income(5)	6.0	n/a	n/a
Balanced pension trust(6)
U.S. equity	2.0	Daily	5 days
International equity	7.0	Daily	5 days
Bonds	5.1	Daily	5 days

Total	$211.5

(1)	This category includes investments primarily in U.S. equity securities that include large, mid and small capitalization companies.

(2)	This category includes investments primarily in non-U.S. equity securities that include large, mid and small capitalization companies in large developed markets as well as emerging markets equities.

(3)	This category includes investments in U.S. investment grade and high yield fixed income securities, non-U.S. fixed income securities and emerging markets fixed income securities.

(4)	These funds seek capital appreciation and generally invest in common stocks of U.S. and Non-U.S. issuers. They may invest in growth stocks or value stocks.

(5)	This fund seeks to provide inflation protection. It currently invests at least 80% of its assets in inflation-indexed bonds issued by the U.S. government. It may invest in bonds of any maturity, though the fund typically maintains a dollar-weighted average maturity of 7 to 20 years.

(6)	The investment objectives of the fund are to provide long-term capital growth and income by investing primarily in a well-diversified, balanced portfolio of Canadian common stocks, bonds and money market securities. The fund also holds a portion of its assets in U.S. and non-U.S. equities.

The majority of our commingled pool /collective trust, mutual funds and balanced pension trusts are managed by professional investment advisors. The NAVs per share are furnished in monthly and/or quarterly statements received from the investment advisors and reflect valuations based upon their pricing policies. We have assessed the classification of the inputs used to value these investments at Level 1 for mutual funds and Level 2 for commingled pool / collective trusts and balance pension trusts through examination of their pricing policies and the related controls and procedures. The fair values we report are based on the pool or trust’s NAV per share. The NAV’s per share are calculated periodically (daily or no less than one time per month) as the aggregate value of each pool or trust’s underlying assets divided by the number of units owned.

See Note 22 for information about our fair value hierarchies and valuation techniques.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Comprehensive Income (Loss):

Our accumulated balances, shown net of tax for each classification of comprehensive income (loss) are as follows (in millions):

	Foreign
	Currency	Pension and
	Translation	Postretirement	Derivatives
	Adjustment	Liability	and Other	Total

Balance as of December 31, 2006	$55.8	$(58.8)	$(2.1)	$(5.1)
Net change in currency translation and pension and postretirement liability during 2007	62.9	3.2	—	66.1
Net change associated with 2007 derivative and other transactions	—	—	9.0	9.0
Reclassification of derivative gains into earnings	—	—	(6.4)	(6.4)

Balance as of December 31, 2007	118.7	(55.6)	0.5	63.6
Net change in currency translation and pension and postretirement liability during 2008	(84.9)	(55.9)	—	(140.8)
Net change associated with 2008 derivative and other transactions	—	—	(14.9)	(14.9)
Reclassification of derivative gains into earnings	—	—	(6.7)	(6.7)

Balance as of December 31, 2008	$33.8	$(111.5)	$(21.1)	$(98.8)
Net change in currency translation and pension and postretirement liability during 2009	59.5	8.1	—	67.6
Net change associated with 2009 derivative and other transactions	—	—	10.7	10.7
Reclassification of derivative gains into earnings	—	—	19.7	19.7

Balance as of December 31, 2009	$93.3	$(103.4)	$9.3	$(0.8)

15.	Share Repurchases:

During 2008, our Board of Directors approved a $300.0 million share repurchase plan authorizing the repurchase shares of our common stock through open market purchases (the “2008 Plan”). Also, during 2007, our Board of Directors approved a $500.0 million share repurchase plan authorizing the repurchase of shares of our common stock through open market purchases (the “2007 Plan”).

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the share repurchase activity for years ended December 31, 2009, 2008 and 2007, by share repurchase plan and those related to share-based payments (in millions, except per share data):

	Related to				Total Share
	Share-Based				Repurchase
	Payments	2008 Plan	2007 Plan	2005 Plan	Activity

2009 share repurchase activity:
Number of shares	0.2	—	—	—	0.2
Weighted average price per share	$30.55	$—	$—	$—	$30.55
Amount Repurchased	$5.6	$—	$—	$—	$5.6
2008 share repurchase activity:
Number of shares	0.4	0.6	8.3	—	9.3
Weighted average price per share	$35.10	$24.32	$35.72	$—	$34.95
Amount repurchased	$12.5	$14.7	$296.6	$—	$323.8
2007 share repurchase activity:
Number of shares	0.2	—	5.9	1.3	7.4
Weighted average price per share	$35.19	$—	$34.59	$34.46	$34.62
Amount repurchased	$6.8	$—	$203.4	$43.4	$253.6

16.	Stock Rights:

On July 27, 2000, our Board of Directors declared a dividend of one right (“Right”) for each outstanding share of our common stock to stockholders of record at the close of business on August 7, 2000. Each Right entitles the registered holder to purchase a unit consisting of one one-hundredth of a share (a “Fractional Share”) of Series A Junior Participating Preferred Stock, par value $.01 per share, at a purchase price of $75.00 per Fractional Share, subject to adjustment. The Rights will separate from the common stock and a distribution date will occur, with certain exceptions, upon the earlier of ten days following a public announcement that a person or group has acquired 15% or more of the outstanding shares of our common stock, or the commencement of a tender offer or exchange offer that would result in a person or group acquiring 15% or more of the outstanding shares of our common stock. The rights are not exercisable until the distribution date and will expire at the close of business on July 27, 2010, unless earlier redeemed or exchanged by us.

17.	Stock-Based Compensation Plans:

Stock-Based Compensation expense is included in SG&A Expenses in the accompanying Consolidated Statements of Operations as follows (in millions):

	For the Years Ended December 31,
	2009	2008	2007

Compensation expense(1)	$12.8	$11.8	$21.0

(1)	Stock-Based Compensation expense is recorded in our Corporate and other business segment.

Excess tax benefits classified as a financing cash inflow in the accompanying Consolidated Statements of Cash Flows were as follows (in millions):

	For the Years Ended December 31,
	2009	2008	2007

Excess tax benefits	$4.9	$11.0	$17.9

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Incentive Plan

Under the Amended and Restated 1998 Incentive Plan (the “1998 Incentive Plan”), we are authorized to issue awards for 24,254,706 shares of common stock. As of December 31, 2009, awards for 20,440,687 shares of common stock had been granted, net of cancellations and repurchases. Consequently, as of December 31, 2009, there were 3,814,019 shares available for future issuance.

The 1998 Incentive Plan provides for various long-term incentive awards, which include stock options, performance share units, restricted stock units and stock appreciation rights. A description of these long-term incentive awards and related activity within each award category is provided below.

Performance Share Units

Total compensation expense for performance share units was $1.8 million, $3.4 million and $11.5 million for the years ended December 31, 2009, 2008 and 2007, respectively. The weighted-average fair value of performance share units granted during the years ended December 31, 2009, 2008 and 2007 was $35.26, $26.83 and $33.35 per share, respectively.

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

Performance share units vest if, at the end of the three-year performance period, at least the threshold performance level has been attained. To the extent that the payout level attained is less than 100%, the difference between 100% and the units earned and distributed will be forfeited. Eligible participants may also earn additional units of our common stock, which would increase the potential payout from 101% to 200% of the units granted, depending on LII’s performance over the three-year performance period. The payout level for shares paid during years ended December 31, 2009, 2008 and 2007 was 200%, 200% and 200%, respectively.

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

A summary of the status of our undistributed performance share units as of December 31, 2009, and changes during the year then ended, is presented below (in millions, except per share data):

	Year Ended December 31, 2009
		Weighted-Average
		Grant Date
	Shares	Fair Value per Share

Undistributed performance share units:
Undistributed as of December 31, 2008	1.0	$26.83
Granted	0.2	35.26
Additional shares earned	0.2	29.36
Distributed	(0.4)	27.84
Forfeited	—	29.77

Undistributed as of December 31, 2009(1)	1.0	28.68

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Undistributed performance share units as of December 31, 2009 include approximately 0.8 million units with a weighted-average grant date fair value of $27.87 per share that had not yet vested.

As of December 31, 2009, we had approximately $10.6 million of total unrecognized compensation cost related to nonvested performance share units. Such cost is expected to be recognized over a weighted-average period of 2.6 years. Our estimated forfeiture rate for performance share units was 25% as of December 31, 2009.

The total fair value of performance share units distributed and the resulting tax deductions to realize tax benefits were as follows (in millions):

	For the Years Ended December 31,
	2009	2008	2007

Fair value of performance share units distributed	$9.6	$28.2	$13.1
Realized tax benefits from tax deductions	3.7	10.7	5.0

Our practice is to issue new shares of common stock to satisfy performance share unit distributions.

Restricted Stock Units

Total compensation expense for restricted stock units was $6.6 million, $4.6 million and $6.3 million for the years ended December 31, 2009, 2008 and 2007, respectively. The weighted-average fair value of restricted stock units granted during the years ended December 31, 2009, 2008 and 2007 was $35.09, $27.48 and $33.52 per share, respectively.

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

A summary of the status of our nonvested restricted stock units as of December 31, 2009 and changes during the year then ended is presented below (in millions, except per share data):

	Year Ended December 31, 2009
		Weighted-Average
		Grant Date
	Shares	Fair Value per Share

Nonvested restricted stock units:
Nonvested as of December 31, 2008	0.8	$30.18
Granted	0.2	35.09
Vested	(0.2)	32.35
Forfeited	(0.1)	29.66

Nonvested as of December 31, 2009	0.7	31.14

As of December 31, 2009, we had approximately $13.2 million of total unrecognized compensation cost related to nonvested restricted stock units. Such cost is expected to be recognized over a weighted-average period of 2.3 years. Our estimated forfeiture rate for restricted stock units was 16% as of December 31, 2009.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total fair value of restricted stock units vested and the resulting tax deductions to realize tax benefits were as follows (in millions):

	For the Years Ended December 31,
	2009	2008	2007

Fair value of restricted stock units vested	$8.3	$6.4	$12.8
Realized tax benefits from tax deductions	3.2	2.4	4.8

Our practice is to issue new shares of common stock to satisfy restricted stock unit vestings.

Stock Appreciation Rights

Total compensation expense for stock appreciation rights was $4.4 million, $3.8 million and $2.5 million for the years ended December 31, 2009, 2008 and 2007, respectively. The weighted-average fair value of stock appreciation rights granted during the years ended December 31, 2009, 2008 and 2007 was $10.96, $6.84 and $8.43 per share, respectively.

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

The fair value of each stock appreciation right granted in 2009, 2008 and 2007 is estimated on the date of grant using the following assumptions:

	For the Years Ended December 31,
	2009	2008	2007

Expected dividend yield	1.57%	2.05%	1.69%
Risk-free interest rate	1.78%	1.40%	3.27%
Expected volatility	39.81%	34.08%	28.42%
Expected life (in years)	4.12	4.18	4.35

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of stock appreciation rights activity are as follows (in millions, except per share data):

	Years Ended December 31,
	2009		2008		2007
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
		Price per		Price per		Price per
	Shares	Share	Shares	Share	Shares	Share

Outstanding at beginning of year	2.7	$29.59	2.2	$29.14	1.9	$25.20
Granted	0.6	36.94	1.0	28.36	0.7	34.60
Exercised	(0.2)	28.31	(0.3)	21.68	(0.3)	18.57
Forfeited	(0.2)	30.59	(0.2)	32.68	(0.1)	30.47

Outstanding at end of year	2.9	$31.06	2.7	$29.59	2.2	$29.14

Exercisable at end of year	1.6	$29.58	1.1	$28.65	1.0	$24.40

The following table summarizes information about stock appreciation rights outstanding as of December 31, 2009 (in millions, except per share data and years):

	Stock Appreciation Rights Outstanding		Stock Appreciation Rights Exercisable
	Weighted-Average		Weighted-Average
	Remaining		Remaining
Range of Exercise	Contractual Term	Aggregate Intrinsic	Contractual Life	Aggregate Intrinsic
Prices per Share	(in years)	Value	(in years)	Value

16.76-37.11	5.0	23.0	4.0	14.8

As of December 31, 2009, we had approximately $10.0 million of unrecognized compensation cost related to nonvested stock appreciation rights. Such cost is expected to be recognized over a weighted-average period of 2.4 years. Our estimated forfeiture rate for stock appreciation rights was 18% as of December 31, 2009.

The total intrinsic value of stock appreciation rights exercised and the resulting tax deductions to realize tax benefits were as follows (in millions):

	For the Years Ended December 31,
	2009	2008	2007

Intrinsic value of stock appreciation rights exercised	$1.5	$5.5	$5.6
Realized tax benefits from tax deductions	0.6	2.1	2.1

Our practice is to issue new shares of common stock to satisfy the exercise of stock appreciation rights.

18.	Restructuring Charges:

As part of our strategic priorities of manufacturing and sourcing excellence and expense reduction, we have initiated various manufacturing rationalization actions designed to lower our cost structure. We also continue to reorganize our North American distribution network in order to better serve our customers’ needs by deploying parts and equipment inventory closer to them. We also have initiated a number of activities that rationalize and reorganize various support and administrative functions to reduce ongoing selling and administrative expenses.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information on Total Restructuring Charges and Related Reserves

Restructuring charges incurred as a result of the actions include the following amounts (in millions):

	For the Years Ended December 31,
	2009	2008(1)	2007(1)

Manufacturing rationalizations	$30.1	$19.7	$15.8
Reorganization of distribution network	0.1	2.9	—
Reorganizations of corporate and business unit administrative functions	11.3	7.8	10.0
Other	—	—	(0.6)

Total	$41.5	$30.4	$25.2

(1)	Restructuring charges for manufacturing rationalizations included pension curtailment charges of $0.9 million for 2008 and $2.0 million in 2007 that have not been reflected in restructuring reserves as these items relate to our pension obligation. These amounts also include pension settlement charges of $0.2 million in 2008 and $0.7 million in 2007.

In 2009, we incurred restructuring charges of $30.1 million for manufacturing rationalizations, $0.1 million for the reorganization of our distribution network in North America and $11.3 million related to reorganizations of corporate and business unit administrative functions. The components of these 2009 restructuring charges are discussed in greater detail in later sections of this footnote.

In 2008, restructuring charges for manufacturing rationalizations included $9.8 million related to the closure of our Refrigeration operations in Danville, Illinois and consolidation of manufacturing, support and warehouse functions in our Tifton, Georgia and Stone Mountain, Georgia operations. Manufacturing rationalizations also included charges of $3.4 million related to the transition of production of certain Residential Heating & Cooling products from our Marshalltown, Iowa manufacturing facility to our new manufacturing operations in Saltillo, Mexico and $3.1 million related to the transition of production of selected Refrigeration products manufactured in Milperra, Australia to its sister facility in Wuxi, China. We also recorded $1.6 million in restructuring charges related to the closure of Lennox Hearth Products Inc.’s operations in Lynwood, California, part of our Residential Heating & Cooling operations, and the consolidation of our U.S. factory-built fireplace manufacturing operations into our facility in Union City, Tennessee.

In 2008, restructuring charges for reorganizations of corporate and business unit administrative functions included $4.1 million related to the reorganization of the Northern European sales support and administrative functions of the Commercial business unit and $1.1 million in charges related to the rationalization of our corporate administrative functions, primarily in the human resources and information technology areas.

In 2007, restructuring charges for manufacturing rationalizations included $7.6 million related to the Danville, Illinois closure and $3.3 million related to the Lynwood, California plant closure. We also recorded $3.2 million in restructuring charges related to the consolidation of the manufacturing, distribution, research & development, and administrative operations of Allied Air Enterprises Inc., the Company’s two-step Residential Heating & Cooling operations, in South Carolina, and closure of our operations in Bellevue, Ohio.

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

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restructuring reserves are included in Accrued Expenses in the accompanying Consolidated Balance Sheets. The table below details activity within the restructuring reserves for the years ended December 31, 2009 and 2008 (in millions):

	Balance as of	Charged			Balance as of
	December 31,	to	Cash	Non-Cash	December 31,
Description of Reserves	2008	Earnings	Utilization	Utilization and Other	2009

Severance and related expense	$9.3	$27.8	$(16.0)	$—	$21.1
Asset write-offs and accelerated depreciation	—	7.7	—	(7.7)	—
Equipment moves	—	1.5	(1.4)	(0.1)	—
Lease termination	0.6	0.8	(1.1)	—	0.3
Other(1)	1.0	3.7	(4.4)	0.5	0.8

Total restructuring reserves	$10.9	$41.5	$(22.9)	$(7.3)	$22.2

(1)	Charges classified as ‘Other’ include $1.7 million of manufacturing inefficiencies, $0.8 million third-party services related to restructuring activities and $0.7 million of facilities clean-up and demolition costs.

	Balance as of	Charged		Non-Cash	Balance as of
	December 31,	to	Cash	Utilization and	December 31,
Description of Reserves	2007	Earnings	Utilization	Other	2008

Severance and related expense	$15.2	$15.0	$(20.9)	$—	$9.3
Asset write-offs and accelerated depreciation	—	4.8	—	(4.8)	—
Equipment moves	—	3.0	(3.0)	—	—
Lease termination	1.5	0.3	(1.2)	—	0.6
Other(1)	—	7.3	(4.7)	(1.6)	1.0

Total restructuring reserves	$16.7	$30.4	$(29.8)	$(6.4)	$10.9

(1)	Charges classified as ‘Other’ include $2.3 million of manufacturing inefficiencies, $1.6 million third-party services related to restructuring activities and $0.8 million of costs for moving inventories.

Manufacturing Rationalization Activities

Information regarding the restructuring charges related to manufacturing rationalizations is as follows (in millions):

	Charges	Charges	Total Charges
	Incurred in	Incurred to	Expected to be
	2009	Date	Incurred

Severance and related expense	$17.8	$29.7	$29.7
Asset write-offs and accelerated depreciation	7.6	12.5	13.0
Equipment moves	1.2	4.8	6.7
Other	3.5	13.5	15.5

Total	$30.1	$60.5	$64.9

Restructuring expense for significant manufacturing rationalization activities related to the following:

•	In the first quarter of 2009, we began the consolidation of Residential Heating & Cooling manufacturing operations from Blackville, South Carolina into our operations in Orangeburg, South Carolina and Saltillo,

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Mexico. Total restructuring charges recorded in 2009 related to this action were $9.7 million. These charges were primarily composed of accelerated depreciation of $5.7 million, severance and employee related costs of $2.5 million and manufacturing inefficiencies of $1.3 million. Total anticipated restructuring charges related to this action are $13.3 million and consist principally of severance, accelerated depreciation, equipment move costs and manufacturing inefficiencies. All of these charges except the accelerated depreciation charges require future cash expenditures, and we intend to fund these with operating cash of $5.0 million. We expect to complete this action during the first half of 2011.

•	In the fourth quarter of 2009, we began the consolidation of certain Refrigeration manufacturing operations located in Parets, Spain into our existing operations in Genas, France and we recorded restructuring charges totaling $7.8 million related to this action. As a result of headcount reductions for this action, we recorded severance charges of $6.6 million. We also incurred impairment charges of $1.1 million related to manufacturing equipment that will cease to be used after the consolidation is completed. Total anticipated restructuring charges related to this action are $8.7 million and consist principally of severance, impairment charges and recruiting costs. All of these charges except the impairment charges require future cash expenditures, and we intend to fund these with operating cash of $7.5 million. We expect to complete this action during the first half of 2010.

•	In the third quarter of 2009, we initiated the consolidation of certain Commercial Heating & Cooling manufacturing operations located in Mions, France into our existing manufacturing operations in Longvic, France. As a result of significant headcount reductions for this action, we recorded severance charges of $7.7 million during 2009. Total anticipated restructuring charges related to this action are $7.9 million and consist principally of severance and lease termination costs. All of these charges require future cash expenditures, and we intend to fund these with operating cash of $6.8 million. We expect to complete this action during the third quarter of 2010.

•	In the fourth quarter of 2007, we announced plans to close our Refrigeration operations in Danville, Illinois and consolidate Danville manufacturing, support, and warehouse functions into our Tifton, Georgia and Stone Mountain, Georgia operations. The operations at Danville ceased as of the end of the first quarter of 2009, and the transition was completed in the second quarter of 2009. Total restructuring charges recorded in 2009 related to this action were $2.1 million. These charges were primarily composed of facility clean-up costs, equipment moving costs, and manufacturing inefficiencies incurred prior to the plant closure. Total charges recorded as a result of this action were $19.5 million. This action was completed during 2009.

•	In the second quarter of 2008, we announced the transition of production of selected Refrigeration products currently manufactured in Milperra, Australia to its sister facility in Wuxi, China. Total restructuring charges recorded in 2009 related to this action were $1.1 million and were primarily composed of asset impairments of $0.6 million and severance of $0.4 million. All future charges require cash expenditures, and we intend to fund these with operating cash of $0.6 million. The transition is expected to be complete by the first quarter of 2010.

Reorganization of Distribution Network

In the fourth quarter of 2008, we commenced the transition of activities then performed at our North American Parts Center in Des Moines, Iowa to other locations, including our North American Distribution Center in Marshalltown, Iowa. We recorded restructuring charges of $0.1 million during 2009 related to this transition. To date, we have incurred $3.1 million of costs to this transition, which was composed primarily of severance. We expect the total cost to be $3.6 million related to this restructuring activity, consisting of severance of $2.6 million, equipment moving costs of $0.3 million and other costs of $0.7 million. All future charges require cash expenditures, and we intend to fund these with operating cash of $2.2 million. This transition is expected to be completed in the first quarter of 2010.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reorganizations of Corporate and Business Unit Administrative Functions

Information regarding the restructuring charges related to the reorganization of the support and administrative functions is as follows (in millions):

	Charges	Charges	Total Charges
	Incurred in	Incurred to	Expected to be
	2009	Date	Incurred

Severance and related expense	$10.2	$14.4	$14.8
Asset write-offs and accelerated depreciation	0.1	0.9	0.9
Lease termination	0.6	0.9	1.2
Other	0.4	1.0	3.3

Total	$11.3	$17.2	$20.2

We incurred costs related to the following significant restructuring actions in our support and administrative activities:

•	In the third quarter of 2008, our Commercial Heating & Cooling business unit began to reorganize its selling and administrative functions in Northern Europe through a series of restructuring actions. Restructuring charges recorded in 2009 related to this action were $3.9 million and consist principally of severance. Total restructuring charges related to this action were $7.9 million and consisted principally of severance, impairment charges and lease termination costs. Of these charges, $1.8 million will require future cash expenditures and we intend to fund these with operating cash. These actions were completed by the fourth quarter of 2009.

•	In the third quarter of 2009, we initiated the relocation of Residential Heating & Cooling factory-built fireplace headquarters from Orange, California to Nashville, Tennessee and the consolidation of customer and technical service departments into our existing hearth products plant in Union City, Tennessee. As a result of this action, we recorded restructuring charges of $1.9 million during 2009. Total anticipated restructuring charges related to this action are $4.6 million and consist principally of severance, recruiting, relocation costs and lease termination costs. Of these charges, $3.9 million will require future cash expenditures and we intend to fund these with operating cash. We expect to complete this action during the first half of 2010.

•	During the first quarter of 2009, we began to reorganize the management structure of our Refrigeration administrative and support functions across the globe. Restructuring charges recorded in 2009 related to these actions were $1.9 million. Total expected restructuring charges related to these actions are $2.9 million and consist principally of severance. Of these charges, $0.3 million will require future cash expenditures and we intend to fund these with operating cash. These actions were substantially completed during the third quarter of 2009.

•	During the first quarter of 2009, Service Experts began to centralize certain of its administrative and support functions through a series of restructuring actions. As a result of these actions, we recorded restructuring charges of $1.8 million during 2009. Total expected restructuring charges related to these actions are $2.5 million and consist principally of severance and lease termination costs. Of these charges, $0.5 million will require future cash expenditures and we intend to fund these with operating cash. These actions are expected to be completed during the first quarter of 2010.

•	During the first half of 2009, we reorganized our Commercial Heating & Cooling selling and administrative organization in the United States and Canada. As a result of this action, we recorded severance charges of $1.1 million during 2009. The action was completed during the second quarter of 2009.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Discontinued Operations:

Service Experts Discontinued Operations

Management approved the following discontinued operations within our Service Experts business segment:

•	During the third quarter of 2009, we finalized plans to sell five service centers that did not fit our current business strategy. We sold four of these service centers during 2009 and the remaining service center was sold subsequent to year-end.

•	In the fourth quarter of 2008, we announced plans to discontinue operations of seven service centers. We decided to sell these seven centers due to their history of operating losses. By the end of the first quarter of 2009, we had disposed of all seven service centers.

A summary of net trade sales and pre-tax operating losses classified as Discontinued Operations in the accompanying Consolidated Statements of Operations are detailed below (in millions):

	For the Years Ended December 31,
	2009	2008	2007

Net trade sales	$26.1	$52.5	$58.0
Pre-tax operating (loss) income(1)	(13.1)	(1.8)	0.8

(1)	Included in the pre-tax operating (loss) income from discontinued operations are gains on disposal of the assets and liabilities of service centers sold of $2.3 million, an impairment charge of $2.7 million related to service centers where the estimated selling price of the assets is below the net book value of those assets, and a write-off of $4.0 million of goodwill related to the sale of these service centers. The loss from discontinued operations in 2008 also includes a provision of $4.4 million for an unfavorable judgment related to the sale of a service center in 2004 that was included in discontinued operations. This contingency was settled in 2009 for $6.1 million.

The assets and liabilities of the discontinued operations are presented as follows in the accompanying Consolidated Balance Sheets (in millions):

	For the Years
	Ended
	December 31,
	2009	2008

Assets of discontinued operations:
Other assets	$3.6	$8.8
Liabilities of discontinued operations:
Accrued expenses	$1.3	$5.4

20.	Earnings Per Share:

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

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The computations of basic and diluted earnings per share for Income from Continuing Operations were as follows (in millions, except per share data):

	For the Years Ended December 31,
	2009	2008	2007

Net income	$51.1	$122.8	$169.0
Add: Loss (income) from discontinued operations	10.7	1.0	(3.3)

Income from continuing operations	$61.8	$123.8	$165.7

Weighted-average shares outstanding — basic	55.6	56.7	66.4
Effect of dilutive securities	1.0	1.6	3.0

Weighted-average shares outstanding — diluted	56.6	58.3	69.4

Earnings per share from continuing operations:
Basic	$1.11	$2.18	$2.50
Diluted	$1.09	$2.12	$2.39

Stock appreciation rights were outstanding, but not included in the diluted earnings per share calculation because the assumed exercise of such rights would have been anti-dilutive. The details are as follows:

	For the Years Ended December 31,
	2009		2008	2007

Options to purchase common stock (number of shares)		—	668,451	125,852
Price ranges per share	$	N/A	$34.52 to $37.11	$34.52 to $49.63

21.	Reportable Business Segments:

We operate in four reportable business segments of the HVACR industry. Our segments are organized primarily by the nature of the products and services provided. The table below details the nature of the operations of each reportable segment:

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

We use segment profit or loss as the primary measure of profitability to evaluate operating performance and to allocate capital resources. We define segment profit or loss as a segment’s income or loss from continuing operations before income taxes included in the accompanying Consolidated Statements of Operations excluding certain items. See the reconciliation of segment profit to Income from Continuing Operations Before Income Taxes below for more detail on the items excluded from segment profit.

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

Net sales and segment profit (loss) by business segment, along with a reconciliation of segment profit to Income from Continuing Operations Before Income Taxes are shown below (in millions):

	For the Years Ended December 31,
	2009	2008	2007

Net Sales
Residential Heating & Cooling	$1,293.5	$1,493.4	$1,669.6
Commercial Heating & Cooling	594.6	835.3	875.0
Service Experts	535.4	586.3	623.5
Refrigeration	512.7	618.2	607.7
Eliminations(1)	(88.7)	(92.1)	(84.1)

	$2,847.5	$3,441.1	$3,691.7

Segment Profit (Loss)(2)
Residential Heating & Cooling	$111.7	$145.8	$174.4
Commercial Heating & Cooling	49.3	93.3	101.0
Service Experts	16.6	18.5	24.4
Refrigeration	48.9	60.2	61.5
Corporate and other	(62.5)	(53.8)	(85.0)
Eliminations(1)	0.5	(0.7)	0.6

Subtotal that includes segment profit and eliminations	164.5	263.3	276.9
Reconciliation to income from continuing operations before income taxes:
Special product quality adjustments	18.3	—	(16.9)
Items in (gains) losses and other expenses, net that are excluded from segment profit(3)	(10.9)	5.2	3.7
Restructuring charges	41.5	30.4	25.2
Impairment of assets	6.4	9.1	—
Interest expense, net	8.2	14.2	6.8
Other expense, net	0.1	0.1	0.7

Income from continuing operations before income taxes	$100.9	$204.3	$257.4

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Eliminations consist of intercompany sales between business segments, such as products sold to Service Experts by the Residential Heating & Cooling segment.

(2)	The Company defines segment profit and loss as a segment’s income or loss from continuing operations before income taxes included in the accompanying Consolidated Statements of Operations: Excluding:

•	Special product quality adjustments.

•	Items within Gains and Other Expenses, net that are noted in (3).

•	Restructuring charges.

•	Goodwill and equity method investment impairments.

•	Interest expense, net.

•	Other expense, net.

(3)	Items in Gains and Other Expenses, net that are excluded from segment profit are net change in unrealized gains on open future contracts, discount fee on accounts sold, realized gain on marketable securities, and other items. For more information about Gains and Other Expenses, net see Note 24.

Included in our Residential Heating & Cooling business segment profit for 2008 is a gain on the sale of fixed assets of $4.1 million. The gains or losses in our other business segments were immaterial for 2009, 2008 and 2007.

On a consolidated basis, no revenues from transactions with a single customer were 10% or greater of our consolidated net sales for any of the periods presented.

Total assets by business segment are shown below (in millions). The assets in the Corporate and other segment are primarily comprised of cash, short-term investments and deferred tax assets. Assets recorded in the operating segments represent those assets directly associated with those segments.

	For the Years Ended
	December 31,
	2009	2008

Total Assets
Residential Heating & Cooling	$484.2	$492.1
Commercial Heating & Cooling	238.5	319.0
Service Experts	173.1	162.6
Refrigeration	357.5	340.4
Corporate and other	297.3	345.3
Eliminations(1)	(10.3)	(8.7)

Total assets	1,540.3	1,650.7
Discontinued operations (See Note 19)	3.6	8.8

Total assets	$1,543.9	$1,659.5

(1)	Eliminations consist of net intercompany receivables and intercompany profit included in inventory from products sold between business segments, such as products sold to Service Experts by the Residential Heating & Cooling segment.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total capital expenditures by business segment are shown below (in millions):

	For the Years Ended December 31,
	2009	2008	2007

Capital Expenditures
Residential Heating & Cooling	$31.7	$33.2	$21.8
Commercial Heating & Cooling	6.8	7.0	24.1
Service Experts	0.7	0.3	1.8
Refrigeration	7.4	7.6	9.7
Corporate and other	12.2	14.0	12.8

Total capital expenditures	$58.8	$62.1	$70.2

Excluded from capital expenditures for 2008 are capital leases of $7.4 million relating to our Residential Heating & Cooling and $14.6 million relating to our Refrigeration business segment. There were no capital leases in 2009 and 2007.

The depreciation and amortization expense by business segment are shown below (in millions):

	For the Years Ended December 31,
	2009	2008	2007

Depreciation and Amortization
Residential Heating & Cooling	$22.2	$22.2	$22.1
Commercial Heating & Cooling	8.0	8.2	7.4
Service Experts	1.9	1.9	2.0
Refrigeration	9.9	9.2	8.7
Corporate and other	10.9	9.1	8.5

Total depreciation and amortization	$52.9	$50.6	$48.7

The equity method investees are shown below (in millions):

	For the Years Ended December 31,
	2009	2008	2007

Income from Equity Method Investments
Refrigeration	$0.5	$1.3	$1.5
Corporate and other(1)	6.8	7.3	9.1

	$7.3	$8.6	$10.6

(1)	A significant portion of income for equity method investments is allocated to our Residential Heating & Cooling and Commercial Heating & Cooling segments. We allocated $5.9 million, $4.5 million, and $4.2 million to those segments in 2009, 2008 and 2007, respectively.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth certain financial information relating to our operations by geographic area based on the domicile of our operations (in millions):

	For the Years Ended December 31,
	2009	2008	2007

Net Sales to External Customers by Point of Shipment
United States	$2,033.1	$2,429.2	$2,701.5
Canada	327.0	363.9	353.6
International	487.4	648.0	636.6

Total net sales to external customers	$2,847.5	$3,441.1	$3,691.7

	As of December 31,
	2009	2008

Property, Plant and Equipment, net
United States	$232.7	$233.3
Mexico	30.3	24.5
Canada	6.0	6.6
International	60.6	65.0

Total property, plant and equipment, net	$329.6	$329.4

22.	Fair Value Measurements:

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Our framework for measuring fair value is established on a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date and requires consideration of our creditworthiness when valuing certain liabilities.

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

Fair Value Techniques

Our fair value valuation techniques are applied to all of the assets and liabilities carried at fair value. Where available, the fair values are based upon quoted prices in active markets. However, if quoted prices are not available, then the fair values are based upon quoted prices for similar assets or liabilities or independently sourced market parameters, such as credit default swap spreads, yield curves, reported trades, broker/dealer quotes, interest rates

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and benchmark securities. For assets and liabilities with a lack of observable market activity, if any, the fair values are based upon discounted cash flow methodologies incorporating assumptions that, in our judgment, reflect the assumptions a marketplace participant would use. To ensure that financial assets and liabilities are recorded at fair value, valuation adjustments may be required to reflect either party’s creditworthiness and ability to pay. Where appropriate, these amounts were incorporated into our valuations as of December 31, 2009 and 2008, the measurement dates.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (in millions):

Fair Value Measurements on a Recurring Basis as of
December 31, 2009
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Assets:
Investment in marketable equity securities(1)	$5.4	$—	$—	$5.4
Derivatives, net(2)	—	10.2	—	10.2

	Fair Value Measurements on a Recurring Basis as of
	December 31, 2008
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Assets:
Short-term investments	$—	$33.4	$—	$33.4
Investment in marketableequity securities(1)	1.8	—	—	1.8
Liabilities:
Derivatives, net(2)	$—	$39.4	$—	$39.4

(1)	Investment in marketable equity securities is recorded in Other Long-Term Assets in the accompanying Consolidated Balance Sheets. See Note 7 for more information.

(2)	For more information on the recording of derivatives in the accompanying Consolidated Balance Sheets, see Note 9.

Derivatives are primarily valued using estimated future cash flows that are based directly on observed prices from exchange-traded derivatives and, therefore, have been classified as Level 2. We also take into account the counterparty’s creditworthiness, or our own creditworthiness, as appropriate.

During the third quarter of 2009, we liquidated all of the short-term investments reported on our Consolidated Balance Sheets as of December 31, 2008. These funds were reinvested in a U.S. Treasury money market mutual fund and are included in cash and cash equivalents in the accompanying Consolidated Balance Sheets as of December 31, 2009. During 2008, the majority of our short-term investments were managed by professional investment advisors. The net asset values were furnished in statements received from the investment advisor and reflected valuations based upon the respective pricing policies utilized by the investment advisor. We assessed the classification of the inputs used to value these investments as Level 2 through examination of pricing policies and significant inputs and through discussions with investment managers. The fair values of our short-term investments

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

were based on several observable inputs including, but not limited to, benchmark yields, reported trades, broker/dealer quotes, issuer spreads and benchmark securities. These investments consisted of U.S. government and government agency securities, corporate bonds, asset-backed securities, collateralized mortgage obligations and various securitized debt instruments. The majority of these investments were of high quality, with 85% having AAA ratings. The application of our valuation techniques resulted in no net changes to the valuations for these securities as of December 31, 2008.

Other Fair Value Measurements

The carrying amounts of cash and cash equivalents, accounts and notes receivable, net, accounts payable and other current liabilities approximate fair value due to the short maturities of these instruments. The fair values of each of our long-term debt instruments are based on the quoted market prices for the same issues or on the amount of future cash flows associated with each instrument using current market rates for debt instruments of similar maturities and credit risk. The estimated fair value of long-term debt (including current maturities) was $242.5 million and $460.3 million as of December 31, 2009 and 2008, respectively. The fair values presented are estimates and are not necessarily indicative of amounts for which we could settle such instruments currently or indicative of our intent or ability to dispose of or liquidate them.

23. Quarterly Financial Information (unaudited):

Financial results

The following tables provide information on net sales, gross profit, net income, earnings per share and dividends per share by quarter (in millions, except per share data):

	Net Sales		Gross Profit		Net (Loss) Income
	2009(1)	2008(2)	2009(1)	2008(2)	2009(1)	2008(2)

First Quarter	$580.5	$754.5	$137.8	$190.8	$(18.1)	$6.3
Second Quarter	784.0	988.4	227.5	275.1	31.7	51.2
Third Quarter	749.5	959.9	223.0	269.2	31.0	54.9
Fourth Quarter	733.5	738.3	205.1	199.4	6.5	10.4

			Diluted
	Basic		Earnings (Loss) per		Dividends per
	Earnings (Loss) per Common Share		Common Share		Common Share
	2009	2008	2009	2008	2009	2008

First Quarter	$(0.33)	$0.10	$(0.33)	$0.10	$0.14	$0.14
Second Quarter	0.57	0.91	0.56	0.88	0.14	0.14
Third Quarter	0.56	0.99	0.54	0.96	0.14	0.14
Fourth Quarter	0.12	0.19	0.11	0.18	0.14	0.14

(1)	The following unusual or infrequent pre-tax items were included in the 2009 quarterly results:

We recorded restructuring charges throughout 2008 as follows: first quarter — $11.2 million, second quarter — $4.7 million, third quarter — $11.5 million and fourth quarter — $14.1 million.

We recorded a $6.0 million impairment charge related to the abandonment of information technology assets in the fourth quarter.

We recorded expenses related to a specific product quality issue as follows: first quarter — $ -, second quarter — $4.2 million, third quarter — $0.9 million, and fourth quarter — $19.3 million.

We recorded a net gain of $3.8 million related to the sale and liquidation of a foreign business in the fourth quarter.

(2)	The following unusual or infrequent pre-tax items were included in the 2008 quarterly results:

We recorded restructuring charges throughout 2008 as follows: first quarter — $2.8 million, second quarter — $7.7 million, third quarter — $8.4 million and fourth quarter — $11.5 million.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We recorded impairment charges related to an equity method investment of $2.2 million in the second quarter and $6.9 million in the fourth quarter of 2008.

We recorded a reduction to operating expenses during the fourth quarter of 2008 of $14.5 million related to a change in our vacation policy whereby employees now earn vacation throughout the year the vacation is taken.

24.	Gains and Other Expenses, net:

Gains and other expenses, net were as follows (in millions):

	For the Years Ended December 31,
	2009	2008	2007

Realized losses (gains) on settled futures contracts	$3.7	$0.9	$(3.9)
Net change in unrealized (gains) losses	(7.1)	5.1	3.4
on unsettled futures contracts
Gain on disposal of a business, net	(4.1)	—	—
Gains on disposals of fixed assets	(0.1)	(4.8)	(0.3)
Foreign currency exchange losses (gains)	0.7	(3.2)	(6.2)
Other items, net	0.3	0.1	0.3

Gains and other expenses, net	$(6.6)	$(1.9)	$(6.7)

Gains and Other Expenses, net includes a net gain on the sale of a European business in our Commercial Heating & Cooling segment. We sold assets totaling $5.9 million and recorded a net loss of $2.7 million, after related transaction costs. Upon liquidation of this business, we recorded $6.8 million of Cumulative Translation Adjustment in earnings as a gain.

25.	Supplemental Information:

Below is information about expenses included in our Statements of Operations (in millions):

	For the Years Ended December 31,
	2009	2008	2007

Research and development	$48.9	$46.0	$43.6
Advertising, promotions and marketing	59.5	71.1	71.6
Rent expense	64.4	64.2	64.4

Interest Expense, net

The components of Interest Expense, net were as follows (in millions):

	For the Years Ended December 31,
	2009	2008	2007

Interest expense, net of capitalized interest	$9.4	$18.0	$10.7
Interest income	1.2	3.8	3.9

26.	Subsequent Events (unaudited):

We have evaluated subsequent events through February 18, 2010, which was the date the financial statements were issued.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we carried out an evaluation, under the supervision and with the participation of our current management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2009, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

The section of our 2010 Proxy Statement captioned “Proposal 1: Election of Directors” identifies members of our Board of Directors and nominees for election to the Board of Directors at our 2010 Annual Meeting, and is incorporated in this Item 10 by reference.

Part I, Item 1 “Business — Executive Officers of the Company” of this Annual Report on Form 10-K identifies our executive officers and is incorporated in this Item 10 by reference.

The section of our 2010 Proxy Statement captioned “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated in this Item 10 by reference.

The section of our 2010 Proxy Statement captioned “Corporate Governance — Board of Directors and Board Committees — Audit Committee” and “Audit Committee Report” identifies members of the Audit Committee of our Board of Directors and our audit committee financial expert, and is incorporated in this Item 10 by reference.

The section of our 2010 Proxy Statement captioned “Corporate Governance — Other Corporate Governance Policies — Code of Conduct and Code of Ethical Conduct” includes information regarding our Code of Conduct and Code of Ethical Conduct and is incorporated in this Item 10 by reference.

Item 11.	Executive Compensation

The sections of our 2010 Proxy Statement captioned “Executive Compensation,” “Director Compensation” and “Certain Relationships and Related Party Transactions — Compensation Committee Interlocks and Insider Participation” are incorporated in this Item 11 by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The sections of our 2010 Proxy Statement captioned “Equity Compensation Plan Information” and “Ownership of Common Stock” are incorporated in this Item 12 by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The sections of our 2010 Proxy Statement captioned “Corporate Governance — Director Independence” and “Certain Relationships and Related Party Transactions” are incorporated in this Item 13 by reference.

Item 14.	Principal Accounting Fees and Services

The section of our 2010 Proxy Statement captioned “Independent Registered Public Accountants” is incorporated in this Item 14 by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

Financial Statements

The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2009 and 2008

•	Consolidated Statements of Operations for the Years Ended December 31, 2009, 2008 and 2007

•	Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2009, 2008 and 2007

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007

•	Notes to Consolidated Financial Statements for the Years Ended December 31, 2009, 2008 and 2007

Financial Statement Schedules

The financial statement schedule included in this Annual Report on Form 10-K is Schedule II — Valuation and Qualifying Accounts and Reserves for the Years Ended December 31, 2009, 2008, and 2007 (see Schedule II immediately following the signature page of this Annual Report on Form 10-K).

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

February 18, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Todd M. Bluedorn Todd M. Bluedorn	Chief Executive Officer and Director (Principal Executive Officer)	February 18, 2010

/s/ Robert W. Hau Robert W. Hau	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 18, 2010

/s/ Roy A. Rumbough Roy A. Rumbough	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	February 18, 2010

/s/ Richard L. Thompson Richard L. Thompson	Chairman of the Board of Directors	February 18, 2010

/s/ Linda G. Alvarado Linda G. Alvarado	Director	February 18, 2010

/s/ Steven R. Booth Steven R. Booth	Director	February 18, 2010

/s/ James J. Byrne James J. Byrne	Director	February 18, 2010

/s/ Janet K. Cooper Janet K. Cooper	Director	February 18, 2010

/s/ C.L. (Jerry) Henry C.L. (Jerry) Henry	Director	February 18, 2010

/s/ John E. Major John E. Major	Director	February 18, 2010

Signature	Title	Date

/s/ John W. Norris, III John W. Norris, III	Director	February 18, 2010

/s/ Paul W. Schmidt Paul W. Schmidt	Director	February 18, 2010

/s/ Terry D. Stinson Terry D. Stinson	Director	February 18, 2010

/s/ Jeffrey D. Storey, MD Jeffrey D. Storey, MD	Director	February 18, 2010

LENNOX INTERNATIONAL INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the Years Ended December 31, 2009, 2008 and 2007
(In Millions)

		Additions
	Balance at	Charged				Balance
	Beginning	to Cost and				at end
	of Year	Expenses	Write-offs	Recoveries	Other	of Year

2007:
Allowance for doubtful accounts	$16.7	$10.0	$(10.4)	$0.6	$(0.4)	$16.5
2008:
Allowance for doubtful accounts	$16.5	$17.0	$(15.2)	$0.6	$(1.0)	$17.9
2009:
Allowance for doubtful accounts	$17.9	$12.6	$(17.8)	$1.4	$1.5	$15.6

INDEX TO EXHIBITS

Exhibit
Number		Exhibit Name

3.1		Restated Certificate of Incorporation of Lennox International Inc. (“LII”) (filed as Exhibit 3.1 to LII’s Registration Statement on Form S-1 (Registration No. 333-75725) filed on April 6, 1999 and incorporated herein by reference).
3.2		Amended and Restated Bylaws of LII (filed as Exhibit 3.1 to LII’s Current Report on Form 8-K filed on July 23, 2008 and incorporated herein by reference).
4.1		Specimen Stock Certificate for the Common Stock, par value $.01 per share, of LII (filed as Exhibit 4.1 to LII’s Amendment to Registration Statement on Form S-1/A (Registration No. 333-75725) filed on June 16, 1999 and incorporated herein by reference).
4.2		Rights Agreement, dated as of July 27, 2000, between LII and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, which includes as Exhibit A the form of Certificate of Designations of Series A Junior Participating Preferred Stock setting forth the terms of the Preferred Stock, as Exhibit B the form of Rights Certificate and as Exhibit C the Summary of Rights to Purchase Preferred Stock (filed as Exhibit 4.1 to LII’s Current Report on Form 8-K (File No. 001-15149) filed on July 28, 2000 and incorporated herein by reference).
LII is a party to a debt instrument under which the total amount of securities authorized under such instrument does not exceed 10% of the total assets of LII and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, LII agrees to furnish a copy of such instrument to the Securities and Exchange Commission upon request.
10.1		Receivables Purchase Agreement dated as of November 25, 2009, by and among Lennox Industries Inc., LPAC Corp., Victory Receivables Corporation, as a Purchaser, The Bank of Tokyo-Mitsubishi UFJ, LTD, New York Branch, as a Liquidity Bank, and The Bank of Toyko-Mitsubishi UFJ, LTD, New York Branch, as Administrative Agent and the BTMU Purchaser Agent (filed as Exhibit 10.1 to LII’s Current Report on Form 8-K filed on December 2, 2009 and incorporated herein by reference).
10.2		Third Amended and Restated Credit Agreement, dated October 12, 2007, among LII, Bank of America, N.A., as administrative agent, swingline lender and issuing bank, JPMorgan Chase Bank, N.A. and Wachovia Bank, National Association, as co-syndication agents, and the Lenders party thereto (filed as Exhibit 10.1 to LII’s Current Report on Form 8-K filed on October 15, 2007 and as Exhibit 10.1 to LII’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 and incorporated herein by reference).
10.3		Lease Agreement, dated as of June 22, 2006, by and between BTMU Capital Corporation, as lessor, and Lennox Procurement Company Inc., as lessee (filed as Exhibit 10.1 to LII’s Current Report on Form 8-K filed on June 28, 2006 and incorporated herein by reference).
10.4		Memorandum of Lease, Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of June 22, 2006, by and among Lennox Procurement Company Inc., BTMU Capital Corporation and Jeffrey L. Bell, as Deed of Trust Trustee, for the benefit of BTMU Capital Corporation (filed as Exhibit 10.3 to LII’s Current Report on Form 8-K filed on June 28, 2006 and incorporated herein by reference).
10.5		First Omnibus Amendment to Operative Documents, dated as of September 22, 2008, among LII, Lennox Procurement Company Inc., Lennox Industries Inc., Allied Air Enterprises Inc., Service Experts LLC, Lennox Global Ltd., BTMU Capital Corporation and Compass Bank (filed as Exhibit 10.1 to LII’s Current Report on Form 8-K filed on September 25, 2008 and incorporated herein by reference).
10.6		Subsidiary Guaranty, dated as of September 22, 2008, made by LII, Allied Air Enterprises Inc., Service Experts LLC. and Lennox Global Ltd., as guarantors, in favor of BTMU Capital Corporation and the other parties specified therein (filed as Exhibit 10.2 to LII’s Current Report on Form 8-K filed on September 25, 2008 and incorporated herein by reference).
10.7		Receivables Purchase Agreement, dated as of November 25, 2009, by and among I Industries Inc., LPAC Corp., Victory Receivables Corporation, as a Purchaser, The Bank of Tokyo-Mitsubishi UFJ, LTD, New York Branch, as a Liquidity Bank, and The Bank of Tokyo-Mitsubishi UI LTD, New York Branch, as Administrative Agent and the BTMU Purchaser Agent (filed as Exhibit 10.1 to LII’s Current Report on Form 8-K filed on November 25, 2009 and incorporated herein by reference).
10	.8*	Amended and Restated 1998 Incentive Plan of Lennox International Inc. (filed as Exhibit 10.1 to LII’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and incorporated herein by reference).
10	.9*	Form of 2009 Long-Term Incentive Award Agreement for U.S. Employees of LII under the 1998 Incentive Plan of LII (filed as Exhibit 10.4 to LII’s Current Report on Form 8-K filed on December 17, 2008 and incorporated herein by reference).

Exhibit
Number		Exhibit Name

10	.10*	Form of 2009 Long-Term Incentive Award Agreement Non-Employee Director under the 1998 Incentive Plan of LII (filed as Exhibit 10.9 to LII’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated by reference).
10	.11*	Lennox International Inc. Profit Sharing Restoration Plan, as amended and restated effective January 1, 2009 (filed as Exhibit 10.3 to LII’s Current Report on Form 8-K filed on December 17, 2008 and incorporated herein by reference).
10	.12*	Lennox International Inc. Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2009 (filed as Exhibit 10.2 to LII’s Current Report on Form 8-K filed on December 17, 2008 and incorporated herein by reference).
10	.13*	Form of Indemnification Agreement entered into between LII and certain executive officers and directors of LII (filed as Exhibit 10.15 to LII’s Registration Statement on Form S-1 (Registration No. 333-75725) filed on April 6, 1999 and incorporated herein by reference).
10	.14*	Form of Employment Agreement entered into between LII and certain executive officers of LII (filed as Exhibit 10.30 to LII’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference).
10	.15*	Form of Amendment to Employment Agreement entered into between LII and certain executive officers of LII (filed as Exhibit 10.2 to LII’s Current Report on Form 8-K filed on December 12, 2007 and incorporated herein by reference).
10	.16*	Form of Change of Control Employment Agreement entered into between LII and certain executive officers of LII (filed as Exhibit 10.1 to LII’s Current Report on Form 8-K filed on December 17, 2008 and incorporated herein by reference).
10	.17*	Summary of Fiscal 2010 Target Short-Term Incentive Percentages for the Named Executive Officers of LII (filed in LII’s Current Report on Form 8-K filed on December 16, 2009 and incorporated herein by reference).
10	.18*	Lennox International Inc. Directors’ Retirement Plan (as Amended and Restated as of January 1, 2010) (filed as Exhibit 10.1 to LII’s Current Report on Form 8-K filed on December 16, 2009 and incorporated herein by reference).
10	.19*	Lennox International Inc. 2007 Long-Term Incentive Award Agreement, Non-Employee Directors, dated as of December 7, 2007 (filed as Exhibit 10.42 to LII’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference).
21.1		Subsidiaries of LII (filed herewith).
23.1		Consent of KPMG LLP (filed herewith).
31.1		Certification of the principal executive officer (filed herewith).
31.2		Certification of the principal financial officer (filed herewith).
32.1		Certification of the principal executive officer and the principal financial officer of LII pursuant to 18 U.S.C. Section 1350 (filed herewith).

*	Management contract or compensatory plan or arrangement.