Form 10-Q
period 2010-03-31
LENNOX INTERNATIONAL INC
filed 2010-04-30
CIK 1069202

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

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

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
Yes ☐       No ☑
     As of April 27, 2010, the number of shares outstanding of the registrant’s common stock, par value $.01 per share, was 55,789,511.

LENNOX INTERNATIONAL INC.
FORM 10-Q
For the Three Months Ended March 31, 2010
INDEX

Page
Part I. Financial Information
Item 1. Financial Statements
Consolidated Balance Sheets — March 31, 2010 (Unaudited) and December 31, 2009	3
Consolidated Statements of Operations (Unaudited) — Three Months Ended March 31, 2010 and 2009	4
Consolidated Statements of Stockholders’ Equity and Comprehensive Income — Three Months Ended March 31, 2010 (Unaudited) and Year Ended December 31, 2009	5
Consolidated Statements of Cash Flows (Unaudited) — Three Months Ended March 31, 2010 and 2009	6
Notes to Consolidated Financial Statements (Unaudited)	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3. Quantitative and Qualitative Disclosures About Market Risk	32
Item 4. Controls and Procedures	32
Part II. Other Information
Item 1. Legal Proceedings	34
Item 1A. Risk Factors	34
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 6. Exhibits	35
EX-31.1
EX-31.2
EX-32.1

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	As of	As of
	March 31,	December 31,
	2010	2009
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$63.0	$124.3
Restricted cash	25.1	—
Accounts and notes receivable, net of allowances of $15.7 and $15.6 in 2010 and 2009, respectively	349.5	357.0
Inventories, net	326.4	250.2
Deferred income taxes	34.3	34.9
Other assets	84.8	67.5

Total current assets	883.1	833.9
PROPERTY, PLANT AND EQUIPMENT, net	326.7	329.6
GOODWILL	260.9	257.4
DEFERRED INCOME TAXES	69.5	74.6
OTHER ASSETS, net	50.6	48.4

TOTAL ASSETS	$1,590.8	$1,543.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$4.2	$2.2
Current maturities of long-term debt	0.5	35.5
Accounts payable	286.1	238.2
Accrued expenses	285.9	317.9

Total current liabilities	576.7	593.8
LONG-TERM DEBT	286.6	193.8
POSTRETIREMENT BENEFITS, OTHER THAN PENSIONS	13.3	13.4
PENSIONS	68.4	66.7
OTHER LIABILITIES	75.3	71.8

Total liabilities	1,020.3	939.5
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 200,000,000 shares authorized, 85,978,262 shares and 85,567,485 shares issued for 2010 and 2009, respectively	0.9	0.9
Additional paid-in capital	846.6	839.1
Retained earnings	548.7	558.6
Accumulated other comprehensive income (loss)	7.1	(0.8)
Treasury stock, at cost, 30,216,824 shares and 29,292,512 shares for 2010 and 2009, respectively	(832.8)	(793.4)

Total stockholders’ equity	570.5	604.4

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,590.8	$1,543.9

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share data)

	For the
	Three Months Ended
	March 31,
	2010	2009
NET SALES	$644.1	$580.6
COST OF GOODS SOLD	469.8	442.7

Gross profit	174.3	137.9
OPERATING EXPENSES:
Selling, general and administrative expenses	168.9	155.1
Gains and other expenses, net	(0.3)	(0.9)
Restructuring charges	7.2	11.2
Income from equity method investments	(2.0)	(1.3)

Operational income (loss) from continuing operations	0.5	(26.2)
INTEREST EXPENSE, net	2.5	1.9

Loss from continuing operations before income taxes	(2.0)	(28.1)
BENEFIT FROM INCOME TAXES	(0.7)	(10.4)

Loss from continuing operations	(1.3)	(17.7)
DISCONTINUED OPERATIONS:
Operational loss from discontinued operations	0.4	0.6
Benefit from income taxes	(0.1)	(0.2)

Loss from discontinued operations	0.3	0.4

Net loss	$(1.6)	$(18.1)

LOSS PER SHARE — BASIC AND DILUTED:
Loss from continuing operations	$(0.02)	$(0.32)
Loss from discontinued operations	(0.01)	(0.01)

Net loss	$(0.03)	$(0.33)

AVERAGE SHARES OUTSTANDING — BASIC AND DILUTED	56.0	55.2

CASH DIVIDENDS DECLARED PER SHARE	$0.15	$0.14
The accompanying notes are an integral part of these consolidated financial statements

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2010 (unaudited) and the Year Ended December 31, 2009
(In millions, except share and per share data)

					Accumulated
	Common Stock		Additional		Other	Treasury	Total
	Issued		Paid-In	Retained	Comprehensive	Stock	Stockholders’	Comprehensive
	Shares	Amount	Capital	Earnings	(Loss) Income	at Cost	Equity	Income
BALANCE AS OF DECEMBER 31, 2008	84.2	$0.8	$805.6	$538.8	$(98.8)	$(787.8)	$458.6

Net income	—	—	—	51.1	—	—	51.1	$51.1
Dividends, $0.56 per share	—	—	—	(31.3)	—	—	(31.3)	—
Foreign currency translation adjustments, net	—	—	—	—	59.5	—	59.5	59.5
Pension and postretirement liability changes, net of tax provision of $6.4	—	—	—	—	8.1	—	8.1	8.1
Stock-based compensation expense	—	—	12.8	—	—	—	12.8	—
Derivatives and other, net of tax provision of $15.4	—	—	—	—	30.4	—	30.4	30.4
Common stock issued	1.4	0.1	9.3	—	—	—	9.4	—
Treasury stock purchases (183,484 shares at $30.55 average price per share)	—	—	—	—	—	(5.6)	(5.6)	—
Tax benefits of stock-based compensation	—	—	6.0	—	—	—	6.0	—
Other tax related items	—	—	5.4	—	—	—	5.4	—

Comprehensive income	—	—	—	—	—	—	—	$149.1

BALANCE AS OF DECEMBER 31, 2009	85.6	0.9	839.1	558.6	(0.8)	(793.4)	604.4

Net loss	—	—	—	(1.6)	—	—	(1.6)	$(1.6)
Dividends, $0.15 per share	—	—	—	(8.3)	—	—	(8.3)	—
Foreign currency translation adjustments, net	—	—	—	—	8.4	—	8.4	8.4
Stock-based compensation expense	—	—	4.3	—	—	—	4.3	—
Derivatives and other, net of tax benefit of $0.1	—	—	—	—	(0.5)	—	(0.5)	(0.5)
Common stock issued	0.4	—	1.0	—	—	—	1.0	—
Treasury stock purchases (924,312 shares at $42.58 average price per share)	—	—	—	—	—	(39.4)	(39.4)	—
Tax benefits of stock-based compensation	—	—	2.2	—	—	—	2.2	—

Comprehensive income	—	—	—	—	—	—	—	$6.3

BALANCE AS OF MARCH 31, 2010	86.0	$0.9	$846.6	$548.7	$7.1	$(832.8)	$570.5

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2010 and 2009
(Unaudited, in millions)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1.6)	$(18.1)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Income from equity method investments	(2.0)	(1.3)
Restructuring expenses, net of cash paid	(0.8)	5.6
Provision for bad debts	2.1	4.3
Unrealized loss (gain) on derivative contracts	0.1	(2.7)
Return of collateral for hedges	—	23.9
Stock-based compensation expense	4.3	2.1
Depreciation and amortization	12.9	12.8
Deferred income taxes	2.2	11.0
Other items, net	9.7	5.3
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts and notes receivable	4.3	25.8
Inventories	(85.6)	(32.4)
Other current assets	(4.8)	3.1
Accounts payable	48.7	24.5
Accrued expenses	(28.7)	(27.2)
Income taxes payable and receivable	(5.7)	(20.8)
Other	4.6	0.4

Net cash (used in) provided by operating activities	(40.3)	16.3

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the disposal of property, plant and equipment	—	0.1
Purchases of property, plant and equipment	(10.7)	(9.9)
Proceeds from sale of businesses	3.2	0.5
Acquisition of business	(6.7)	—
Restricted cash	(25.1)	—
Purchases of short-term investments	—	(9.1)
Proceeds from sales and maturities of short-term investments	—	10.2

Net cash used in investing activities	(39.3)	(8.2)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term borrowings, net	2.1	2.2
Long-term payments	(35.1)	(1.2)
Revolver long-term borrowings (payments), net	93.0	(16.3)
Proceeds from stock option exercises	1.0	0.6
Repurchases of common stock	(39.4)	(2.6)
Excess tax benefits (shortfall) related to share-based payments	2.1	(0.3)
Cash dividends paid	(7.9)	(7.7)

Net cash provided by (used in) financing activities	15.8	(25.3)

DECREASE IN CASH AND CASH EQUIVALENTS	(63.8)	(17.2)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	2.5	(3.0)
CASH AND CASH EQUIVALENTS, beginning of period	124.3	122.1

CASH AND CASH EQUIVALENTS, end of period	$63.0	$101.9

Supplementary disclosures of cash flow information:
Cash paid during the year for:
Interest	$2.7	$0.9

Income taxes (net of refunds)	$0.5	$6.8

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. General:
     References in this Quarterly Report on Form 10-Q to “we,” “our,” “us,” “LII” or the “Company” refer to Lennox International Inc. and its subsidiaries, unless the context requires otherwise.
     Basis of Presentation
     The accompanying unaudited Consolidated Balance Sheet as of March 31, 2010, the accompanying unaudited Consolidated Statements of Operations for the three months ended March 31, 2010 and 2009, the accompanying unaudited Consolidated Statement of Stockholders’ Equity and Comprehensive Income for the three months ended March 31, 2010 and the accompanying unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and 2009 should be read in conjunction with our audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2009. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The accompanying consolidated financial statements contain all material adjustments, consisting principally of normal recurring adjustments, necessary for a fair presentation of our financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to applicable rules and regulations, although we believe that the disclosures herein are adequate to make the information presented not misleading. The operating results for the interim periods are not necessarily indicative of the results that may be expected for a full year.
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
     Reclassifications
     Certain amounts have been reclassified from the prior year presentation to conform to the current year presentation.

2. Inventories:
     Components of inventories are as follows (in millions):

	As of	As of
	March 31,	December 31,
	2010	2009
Finished goods	$241.8	$182.3
Work in process	7.8	7.2
Raw materials and repair parts	148.8	132.7

	398.4	322.2
Excess of current cost over last-in, first-out cost	(72.0)	(72.0)

Total inventories	$326.4	$250.2

3. Goodwill:
     The changes in the carrying amount of goodwill for the first quarter of 2010, in total and by segment, are as follows (in millions):

	Segment
	Residential	Commercial
	Heating &	Heating &	Service
	Cooling	Cooling	Experts	Refrigeration	Total
Balance as of January 1, 2010:
Goodwill	$33.7	$31.3	$314.9	$85.5	$465.4
Accumulated impairment loss	—	—	(208.0)	—	(208.0)

	33.7	31.3	106.9	85.5	257.4

Changes (1)	—	(1.1)	4.2	0.4	3.5

Balance as of March 31, 2010:
Goodwill	33.7	30.2	319.1	85.9	468.9
Accumulated impairment loss	—	—	(208.0)	—	(208.0)

	$33.7	$30.2	$111.1	$85.9	$260.9

(1)	Changes are primarily related to fluctuations in foreign currency translation rates.
4. Derivatives:
Cash Flow Hedges
     We include (gains) losses in accumulated other comprehensive income (“AOCI”) in connection with our commodity cash flow hedges. The (gains) losses related to commodity price hedges are expected to be reclassified into earnings within the next 16 months based on the prices of the commodities at settlement date. Assuming that commodity prices remain constant, $7.4 million of derivative gains are expected to be reclassified into earnings within the next 12 months. Commodity futures contracts that are designated as cash flow hedges and are in place as of March 31, 2010 are scheduled to mature through June 2011.
     On June 12, 2009, we entered into a $100 million pay-fixed, receive-variable interest rate swap with a financial institution at a fixed interest rate of 2.66%. The variable portion of the interest rate swap is tied to the 1-Month LIBOR (the benchmark interest rate). The interest rates under both the interest rate swap and the underlying debt are reset, the swap is settled with the counterparty, and interest is paid, on a monthly basis. The interest rate swap expires October 12, 2012. We account for the interest rate swap as a cash flow hedge. The (gains) losses related to our interest rate swap are expected to be reclassified into earnings within the next 31 months based on the term of the swap. Assuming that the benchmark interest rate remains constant, $1.3 million of derivative losses are expected to be reclassified into earnings within the next 12 months.
     We recorded the following amounts related to our cash flow hedges (in millions):

	As of	As of
	March 31,	December 31,
	2010	2009
Commodity Price Hedges:
Gains included in AOCI, net of tax	$(7.8)	$(7.2)
Provision for income taxes	4.5	4.1
Interest Rate Swap:
Losses included in AOCI, net of tax	$1.8	$1.4
Benefit from income taxes	(1.0)	(0.8)

     We had the following outstanding commodity futures contracts designated as cash flow hedges (in millions):

	As of	As of
	March 31,	December 31,
	2010	2009
	(pounds)	(pounds)
Copper	14.9	12.6
Derivatives not Designated as Cash Flow Hedges
     For commodity derivatives not designated as cash flow hedges, we follow the same hedging strategy as for derivatives designated as cash flow hedges. We elect not to designate these derivatives as cash flow hedges at the inception of the arrangement. We had the following outstanding commodity futures contracts not designated as cash flow hedges (in millions):

	As of	As of
	March 31,	December 31,
	2010	2009
	(pounds)	(pounds)
Copper	1.0	0.9
Aluminum	0.8	0.9
     During the first quarter of 2010, we entered into foreign currency forward contracts with notional amounts of $43.9 million, of which $14.4 million were outstanding at March 31, 2010.
Information About the Location and Amounts of Derivative Instruments
     For information on the location and amounts of derivative fair values in the Consolidated Balance Sheets and derivative gains and losses in the Consolidated Statements of Operations, see the tabular information presented below (in millions):
Fair Values of Derivative Instruments

	As of March31,		As of December 31,
	2010		2009
Asset Derivatives	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments under FASB ASC Topic 815:
Commodity futures contracts	Other Assets (Current)	$11.7	Other Assets (Current)	$11.1
Commodity futures contracts	Other Assets (Non-current)	0.7	Other Assets (Non-current)	0.3

		12.4		11.4

Derivatives not designated as hedging instruments under FASB ASC Topic 815:
Commodity futures contracts	Other Assets (Current)	1.0	Other Assets (Current)	1.1

		1.0		1.1

Total Asset for Derivatives		$13.4		$12.5

Liability Derivatives
Derivatives designated as hedging instruments under FASB ASC Topic 815:
Interest rate swap	Accrued Expenses	2.0	Accrued Expenses	2.0
Interest rate swap	Other Liabilities	0.8	Other Liabilities	0.3

Total Liability for Derivatives		$2.8		$2.3

The Effect of Derivative Instruments on the Consolidated Statements of Operations

	Location of (Gain) or Loss	Amount of (Gain) or Loss
	Reclassified	Reclassified
Derivatives in FASB ASC Topic 815	from AOCI into Income	from AOCI into Income
Cash Flow Hedging Relationships	(Effective Portion)	(Effective Portion)
		For the Three Months Ended
		March 31,
		2010	2009

Futures contracts	Cost of Goods Sold	$(2.9)	$10.3
Interest rate swap	Interest Expense, net	0.6	—

		$(2.3)	$10.3

Derivatives Not Designated as	Location of Gain	Amount of Gain
Hedging Instruments under	Recognized in Income on	Recognized in Income on
FASB ASC Topic 815	Derivatives	Derivatives
		For the Three Months Ended
		March 31,
		2010	2009

Futures contracts	Gains and Other Expenses, net	$(0.3)	$(0.7)
Foreign currency forward contracts	Gains and Other Expenses, net	(0.7)	—

		$(1.0)	$(0.7)

     For more information on the fair value of these derivative instruments, see Note 14.
5. Income Taxes:
     As of March 31, 2010, we had approximately $1.5 million in total gross unrecognized tax benefits. Of this amount, $1.0 million (net of federal benefit on state issues), if recognized, would be recorded through the Consolidated Statement of Operations. As of March 31, 2010, we had recognized $0.1 million (net of federal tax benefits) in interest and penalties in income tax expense in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740.
     We are currently under examination for our U.S. federal income taxes for 2010, 2009 and 2008 and are subject to examination by numerous other taxing authorities in the U.S. and in jurisdictions such as Australia, Belgium, France, Canada, and Germany. We are generally no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by taxing authorities for years before 2002.
     Since January 1, 2010, numerous states including Colorado, Maine, Utah and the District of Columbia have enacted legislation effective for tax years beginning on or after January 1, 2010, including requirements for combined reporting and changes to apportionment methods. We believe any adjustments will be immaterial.
6. Commitments and Contingencies:
     We are subject to contingencies that arise in the normal course of business, including product warranties and other product related contingencies, pending litigation, environmental matters and other guarantees or claims.
     We use a combination of third-party insurance and self-insurance plans (large deductible or captive) to provide protection against claims relating to contingencies such as workers’ compensation, general liability, product liability, property damage, aviation liability, directors’ and officers’ liability, auto liability, physical damage and other exposures. Self-insurance expense and liabilities are actuarially determined based on our historical claims information, as well as industry factors and trends and because we have a captive insurance company, we are required to maintain specified levels of liquid assets from which we must pay claims. The majority of our self-insured risks (excluding auto liability and physical damage) will be paid over an extended period of time. There have been no material changes since our latest fiscal year-end. We also maintain third-party insurance coverage for risks not retained within our large deductible or captive insurance plans. The self-insurance liabilities recorded in Accrued Expenses in the accompanying Consolidated Balance Sheets were $62.3 million and $60.4 million as of March 31, 2010 and December 31, 2009, respectively.

     Total liabilities for estimated warranty are included in the following captions on the accompanying Consolidated Balance Sheets (in millions):

	As of	As of
	March 31,	December 31,
	2010	2009
Accrued Expenses	$30.0	$31.5
Other Liabilities	52.4	50.0

	$82.4	$81.5

     The changes in the total warranty liabilities for the first quarter of 2010 were as follows (in millions):

Total warranty liability as of December 31, 2009	$81.5
Payments made in 2010	(5.4)
Changes resulting from issuance of new warranties	5.8
Changes in estimates associated with pre-existing liabilities	0.5

Total warranty liability as of March 31, 2010	$82.4

	As of	As of
	March 31,	December 31,
	2010	2009
Accrued product quality issue (not covered under warranty)	$19.9	$21.6

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
     We have identified a product quality issue in a heating and cooling product line produced in 2006 and 2007 that we believe results from a vendor-supplied materials quality issue. To date, we have recorded an expense of $24.6 million for the portion of the issue that is probable and can be reasonably estimated based upon the current data available and $19.9 million remained accrued as of March 31, 2010. We may incur additional charges in the future as more information becomes available. The expense for this product quality issue, and the related liability, is not included in the tables related to our estimated warranty liabilities. The expense related to this product quality issue has been classified in Cost of Goods Sold in the accompanying Consolidated Statements of Operations and the related liability is included in Accrued Expenses in the Consolidated Balance Sheets.
     We estimate the costs to settle pending litigation based on experience involving similar claims and specific facts known. We do not believe that any current or pending or threatened litigation with have a material adverse effect on our financial position. Litigation and arbitration, however, involve uncertainties and it is possible that the eventual outcome of litigation could adversely affect our results of operations for a particular period. We are the defendant in a class action lawsuit related to certain hearth products we produced and sold that claims such products are hazardous and that consumers were not adequately warned. The outcome related to this action is uncertain and we therefore cannot reasonably estimate the amount of any potential loss.
     Our obligations under the Lake Park Lease are secured by a pledge of our interest in the leased property and are also guaranteed by us and certain of our subsidiaries. The Lake Park Lease, as amended, contains restrictive covenants that are consistent with those of our domestic revolving credit facility. We are in compliance with these financial covenants as of March 31, 2010.

7. Lines of Credit and Financing Arrangements:
     Long –Term Debt and Lines of Credit
     The following tables summarize our outstanding debt obligations and the classification in the accompanying Consolidated Balance Sheets (in millions):

Description of Obligations	Short-Term	Current	Long-Term
As of March 31, 2010	Debt	Maturities	Maturities	Total
Domestic revolving credit facility	$—	$—	$269.5	$269.5
Capital lease obligations	—	0.4	17.1	17.5
Foreign obligations	4.2	0.1	—	4.3

Total debt	$4.2	$0.5	$286.6	$291.3

Description of Obligations	Short-Term	Current	Long-Term
As of December 31, 2009	Debt	Maturities	Maturities	Total
Domestic promissory notes (1)	$—	$35.0	$—	$35.0
Domestic revolving credit facility	—	—	176.5	176.5
Capital lease obligations	—	0.4	17.1	17.5
Foreign obligations	2.2	0.1	0.2	2.5

Total debt	$2.2	$35.5	$193.8	$231.5

(1)	The domestic promissory notes due to mature on June 1, 2010 were prepaid during the first quarter of 2010.
     As of March 31, 2010, we had outstanding borrowings of $269.5 million under the $650 million domestic revolving credit facility and $96.9 million was committed to standby letters of credit. All of the remaining $283.6 million was available for future borrowings after consideration of covenant limitations. The facility matures in October 2012. As of March 31, 2010, we were in compliance with all covenant requirements.
     We have additional borrowing capacity through several of our foreign subsidiaries used primarily to finance seasonal borrowing needs. We had $4.3 million and $2.5 million of obligations outstanding through our foreign subsidiaries as of March 31, 2010 and December 31, 2009, respectively. Available borrowing capacity at March 31, 2010 and December 31, 2009, under foreign facilities was $12.7 million and $12.6 million, respectively.
     The domestic revolving credit facility includes a subfacility for swingline loans of up to $50 million and provides for the issuance of letters of credit for the full amount of the credit facility. Our weighted average borrowing rate on the facility was 0.83% and 0.84% as of March 31, 2010 and December 31, 2009, respectively.
     Our captive insurance subsidiary entered into an agreement in which $25.1 million of cash was placed into a trust for the benefit of a third-party insurance provider. The purpose of the trust is to pay Workers Compensation claims for policy years 2003 – 2009 until the liabilities are fully extinguished. These policies were written by the third-party insurance provider, and then reinsured by our captive insurance subsidiary. As of March 31, 2010, this transaction was classified as restricted cash on the accompanying Consolidated Balance Sheets.
Credit Rating
     At March 31, 2010, our senior credit rating was Ba1, with a stable outlook, by Moody’s. On April 30, 2010, Moody’s upgraded our senior credit rating to Baa3, with a stable outlook. During the first quarter of 2010, Standard & Poor’s Rating Group (“S&P”) raised our senior credit rating from BB+, with a positive outlook, to BBB-, with a stable outlook.
Asset Securitization
     Under a revolving period asset securitization arrangement (“ASA”), we are eligible to sell beneficial interests in a portion of our trade accounts receivable to participating financial institutions for cash.
     The ASA contains certain restrictive covenants relating to the quality of our accounts receivable and cross-default provisions with our Credit Agreement. The administrative agent under the ASA is also a participant in our Credit Agreement. The participating financial institution has an investment grade credit rating. We continue to evaluate its credit rating and have no reason to believe it will not perform under the ASA. As of March 31, 2010, we were in compliance with all covenant requirements.

     The ASA provides for a maximum securitization amount of $100.0 million or 100% of the net pool balance as defined by the ASA. However, eligibility for securitization is limited based on the amount and quality of the qualifying accounts receivable and is calculated monthly. The beneficial interest sold cannot exceed the maximum amount even if our qualifying accounts receivable is greater than the maximum amount at any point in time. The eligible amounts available and beneficial interests sold were as follows (in millions):

	As of	As of
	March 31,	December 31,
	2010	2009
Eligible amount available under the ASA on qualified accounts receivable	$77.6	$72.5
Beneficial interest sold	—	—

Remaining amount available	$77.6	$72.5

     Under the ASA, we pay certain discount fees to use the program and have the facility available to us. These fees relate to both the used and unused portions of the securitization. The used fee is based on the beneficial interest sold and calculated on the average floating commercial paper rate determined by the purchaser of the beneficial interest, plus a program fee of 1.15%. The rate as of March 31, 2010 and December 31, 2009 was 1.38%. The unused fee is based on 102% of the maximum available amount less the beneficial interest sold and calculated at 0.5% fixed rate throughout the term of the agreement. We recorded these fees in Selling, General and Administrative Expenses in the accompanying Consolidated Statements of Operations. The amounts recorded were as follows (in millions):

	For the Three Months Ended
	March 31,
	2010	2009
Discount fees	$0.1	$0.3
8. Pension and Postretirement Benefit Plans:
     The components of net periodic benefit cost were as follows (in millions):

		For the Three Months Ended March 31,
	2010	2009	2010	2009
	Pension Benefits		Other Benefits
Service cost	$1.2	$1.4	$0.2	$0.2
Interest cost	4.4	4.3	0.2	0.2
Expected return on plan assets	(4.8)	(4.0)	—	—
Amortization of prior service cost	0.1	0.2	(0.5)	(0.5)
Amortization of net loss	2.2	2.2	0.3	0.3

Total net periodic pension cost	$3.1	$4.1	$0.2	$0.2

     The fair values of our pension plan assets, by asset category, are as follows:

		Fair Value Measurements as of
	March 31, 2010
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets Category:
Cash and cash equivalents	$5.0	$—	$—	$5.0
Commingled pools / Collective Trusts
U.S. equity (1)	—	48.0	—	48.0
International equity (2)	—	47.8	—	47.8
Fixed income (3)	—	71.9	—	71.9
Mutual funds
U.S. equity (4)	23.8	—	—	23.8
International equity (4)	5.7	—	—	5.7
Fixed income (5)	5.9	—	—	5.9
Balanced pension trust (6)
U.S. equity	—	2.2	—	2.2
International equity	—	7.5	—	7.5
Bonds	—	5.3	—	5.3
Deposit pension fund (7)	—	8.0	—	8.0
Guaranteed investment contracts	—	1.9	—	1.9

Total	$40.4	$192.6	$—	$233.0

Additional information about assets measured at Net Asset Value per share (in millions):

		As of March 31, 2010
		Redemption
		Frequency
		(if currently	Redemption
	Fair Value	eligible)	Notice Period
Assets Category:
Commingled pools / Collective Trusts
U.S. equity (1)	$48.0	Daily	4 days
International equity (2)	47.8	Daily, Monthly	4 – 15 days
Fixed income (3)	71.9	Quarterly	15 days
Mutual funds
U.S. equity (4)	23.8	n/a	n/a
International equity (4)	5.7	n/a	n/a
Fixed income (5)	5.9	n/a	n/a
Balanced pension trust (6)
U.S. equity	2.2	Daily	5 days
International equity	7.5	Daily	5 days
Bonds	5.3	Daily	5 days
Deposit pension fund (7)	8.0	Daily	7 days

Total	$226.1

(1)	This category includes investments primarily in U.S. equity securities that include large, mid and small capitalization companies.

(2)	This category includes investments primarily in non-U.S. equity securities that include large, mid and small capitalization companies in large developed markets as well as emerging markets equities.

(3)	This category includes investments in U.S. investment grade and high yield fixed income securities, non-U.S. fixed income securities and emerging markets fixed income securities.

(4)	These funds seek capital appreciation and generally invest in common stocks of U.S. and Non-U.S. issuers. They may invest in growth stocks or value stocks.

(5)	This fund seeks to provide inflation protection. It currently invests at least 80% of its assets in inflation-indexed bonds issued by the U.S. government. It may invest in bonds of any maturity, though the fund typically maintains a dollar-weighted average maturity of 7 to 20 years.

(6)	The investment objectives of the fund are to provide long-term capital growth and income by investing primarily in a well-diversified, balanced portfolio of Canadian common stocks, bonds and money market securities. The fund also holds a portion of its assets in U.S. and non-U.S. equities.

(7)	This fund invests in United Kingdom money market instruments and includes cash, bank deposits and short-term fixed interest investments.
9. Stock-Based Compensation:
Our Amended and Restated 1998 Incentive Plan provides for various long-term incentive awards, which include stock options, performance share units, restricted stock units and stock appreciation rights. Compensation expense of $4.3 million and $2.1 million was recognized for the first quarters of 2010 and 2009, respectively, and is included in Selling, General and Administrative Expenses in the accompanying Consolidated Statements of Operations.

10. Restructuring Charges:
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
     Information on Total Restructuring Charges and Related Reserves
     Restructuring charges incurred include the following amounts (in millions):

	For the Three Months Ended
	March 31,
	2010	2009
Manufacturing rationalizations	$5.4	$7.6
Reorganization of distribution network	0.2	0.1
Reorganizations of corporate and business unit selling and administrative functions	1.6	3.5

Total	$7.2	$11.2

     The components of the $7.2 million of restructuring charges recorded in the first quarter of 2010 are discussed in greater detail in later sections of this footnote.
     In the first quarter of 2009, restructuring charges for manufacturing rationalizations included $5.3 million related to the consolidation of Residential Heating & Cooling manufacturing operations from Blackville, South Carolina into our operations in Orangeburg, South Carolina and Saltillo, Mexico. Manufacturing rationalizations recorded in the first quarter of 2009 also included $1.9 million of charges related to the closure of our Refrigeration operations in Danville, Illinois and the consolidation of Danville manufacturing, support and warehouse functions into our Tifton, Georgia and Stone Mountain, Georgia operations and $0.4 million of charges related to the transition of production of certain Residential Heating & Cooling products from our Marshalltown, Iowa manufacturing facility to our manufacturing operations in Saltillo, Mexico.
     In the first quarter of 2009, restructuring charges for reorganizations of corporate and business unit selling and administrative functions included $1.2 million related to the reorganization of our Commercial Heating & Cooling selling and administrative organization in the United States and Canada. Restructuring charges related to reorganizations of corporate and business unit selling and administrative functions also included $1.0 million related to the reorganization of our Commercial Heating & Cooling business unit’s selling and administrative functions in Northern Europe, $0.7 million related to the reorganization of the management structure of our Refrigeration administrative and support functions across the globe, and $0.5 million related to the reorganization of the Residential Heating & Cooling selling and administrative organization in the United States. Additionally, during the first quarter of 2009, we recorded restructuring charges of $0.1 million as Service Experts centralized certain of its administrative and support functions.
     Restructuring reserves are included in Accrued Expenses in the accompanying Consolidated Balance Sheets. The table below details activity within the restructuring reserves for the first quarter of 2010 (in millions):

	Balance as of	Charged		Non-Cash	Balance as of
	December 31,	to	Cash	Utilization	March 31,
Description of Reserves	2009	Earnings	Utilization	and Other	2010
Severance and related expense	$21.1	$4.1	$(6.5)	$(0.6)	$18.1
Asset write-offs and accelerated depreciation	—	1.3		(1.3)	—
Equipment moves	—	0.3	(0.3)	—	—
Lease termination	0.3	0.3	(0.3)	—	0.3
Other	0.8	1.2	(0.9)	(1.0)	0.1

Total restructuring reserves	$22.2	$7.2	$(8.0)	$(2.9)	$18.5

     Manufacturing Rationalization Activities
     Information regarding the restructuring charges related to manufacturing rationalizations is as follows (in millions):

			Total
	Charges	Charges	Charges
	Incurred in	Incurred to	Expected to
	2010	Date	be Incurred
Severance and related expense	$3.6	$28.7	$29.6
Asset write-offs and accelerated depreciation	1.3	9.7	10.1
Equipment moves	0.1	2.3	3.9
Other	0.4	4.2	6.1

Total	$5.4	$44.9	$49.7

     Restructuring expense for manufacturing rationalization activities related to the following:
•	In the first quarter of 2010, we began to exit certain Refrigeration manufacturing operations in Milperra, Australia. Total restructuring charges related to this action were $5.1 million, which was composed of severance of $4.0 million and asset impairment charges of $1.1 million. We do not anticipate any additional restructuring charges related to this action. This activity is expected to be completed by the second quarter of 2010.

•	In the first quarter of 2009, we began the consolidation of Residential Heating & Cooling manufacturing operations from Blackville, South Carolina into our operations in Orangeburg, South Carolina and Saltillo, Mexico. Total restructuring charges recorded related to this action in the first quarter of 2010 were $0.6 million, primarily composed of equipment move costs, accelerated depreciation and other plant closure costs. The consolidation is expected to be completed during the first quarter of 2011.

•	In the fourth quarter of 2009, we began the consolidation of certain Refrigeration manufacturing operations located in Parets, Spain into our existing operations in Genas, France and we recorded restructuring severance charges totaling $0.2 million related to this action. We expect to complete this action during the first half of 2010.

•	Also, we reversed $0.5 million of restructuring severance charges related to the consolidation of certain Commercial Heating & Cooling manufacturing operations located in Mions, France into our existing manufacturing operations in Longvic, France to adjust estimated amounts to actual.
     Reorganization of Distribution Network
     In the fourth quarter of 2008, we commenced the transition of activities currently performed at our North American Parts Center in Des Moines, Iowa to other locations, including our North American Distribution Center in Marshalltown, Iowa. We incurred $0.2 million of restructuring charges, which was composed of severance, during the first quarter of 2010 related to this transition. To date, we have incurred $3.2 million, which was composed primarily of severance, and we expect the total cost to be $3.6 million related to this restructuring activity. The total cost of this restructuring activity will be composed of severance of $2.7 million, equipment moving costs of $0.3 million and other costs of $0.7 million. The transition is expected to be completed in the fourth quarter of 2010.
     Reorganizations of Corporate and Business Unit Selling and Administrative Functions
     Information regarding the restructuring charges related to the reorganization of corporate and business unit selling and administrative functions is as follows (in millions):

			Total
	Charges	Charges	Charges
	Incurred in	Incurred to	Expected to
	2010	Date	be Incurred
Employee relocation	$0.8	$1.2	$1.5
Severance and related expense	0.3	23.4	23.6
Asset write-offs and accelerated depreciation	0.1	0.9	0.9
Lease termination	0.3	2.0	2.1
Other	0.1	0.8	1.2

Total	$1.6	$28.3	$29.3

     We incurred costs related to the following restructuring actions in our selling and administrative activities:
•	In the third quarter of 2009, we initiated the relocation of Residential Heating & Cooling factory-built fireplace headquarters from Orange, California to Nashville, Tennessee and the consolidation of customer and technical service departments into our existing hearth products plant in Union City, Tennessee. As a result of this action, we recorded restructuring charges of $1.4 million during first quarter of 2010. Total anticipated restructuring charges related to this action are expected to total $4.0 million and consist principally of severance, recruiting, relocation costs and lease termination costs. We expect to complete this action during the first half of 2010.

•	During the first quarter of 2010, we reorganized the management structure of our Refrigeration administrative and support functions across the globe. As a result of this action, we recorded restructuring severance charges of $0.2 million during the first quarter of 2010. The action will be completed during the third quarter of 2010.
11. Discontinued Operations:
     Service Experts Discontinued Operations
     A summary of net trade sales and pre-tax operating losses classified as Discontinued Operations in the accompanying Consolidated Statements of Operations are detailed below (in millions):

	For the Three Months Ended
	March 31,
	2010	2009
Net trade sales	$0.2	$6.1
Operational loss from discontinued operations(1)	0.4	0.6

(1)	Included in the pre-tax operating loss from discontinued operations are gains on disposal of the assets and liabilities of service centers sold of $0.1million and $1.0 million for the three months ended March 31, 2010 and 2009, respectively.
     The assets and liabilities of the discontinued operations are presented as follows in the accompanying Consolidated Balance Sheets (in millions):

	As of	As of
	March 31,	December 31,
	2010	2009
Assets of discontinued operations:
Other assets	$0.4	$3.6
Liabilities of discontinued operations:
Accrued expenses	$0.7	$1.3
12. Loss Per Share:
     Due to the net losses recorded for the first quarters of 2010 and 2009, both basic and diluted net loss per share are computed by dividing net loss by the weighted-average number of common shares outstanding during the period, because the inclusion of dilutive securities would reduce the reported net loss per share.
     The computations of basic and diluted loss per share for Loss from Continuing Operations were as follows (in millions, except per share data):

	For the Three Months Ended
	March 31,
	2010	2009
Net loss	$(1.6)	$(18.1)
Add: Loss from discontinued operations	0.3	0.4

Loss from continuing operations	$(1.3)	$(17.7)

Weighted-average shares outstanding – basic and diluted	56.0	55.2

Loss per share from continuing operations – basic and diluted	$(0.02)	$(0.32)

     Because we are in a loss position in the first quarters of 2010 and 2009, potentially dilutive securities, including stock options, stock appreciation rights, restricted stock units and performance share units totaling 1,274,529 and 1,424,279 shares were outstanding, but not included in the 2010 and 2009 computations, respectively, of the diluted loss per share because their inclusion would have had an anti-dilutive impact.
     Additionally, stock appreciation rights were outstanding, but not included in the diluted loss per share calculation because the assumed exercise of such rights would have been anti-dilutive. The details are as follows:

	For the Three Months Ended
	March 31,
	2010	2009
Number of shares	555,628	1,395,079
Price ranges per share	$36.94	$29.25 – 37.11
13. Reportable Business Segments:
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
     Net sales and segment profit (loss) by business segment, along with a reconciliation of segment profit (loss) to Loss from Continuing Operations Before Income Taxes are shown below (in millions):

	For the Three Months
	Ended March, 31
	2010	2009
Net Sales
Residential Heating & Cooling	$284.2	$246.3
Commercial Heating & Cooling	119.7	131.5
Service Experts	127.1	104.4
Refrigeration	131.4	113.7
Eliminations (1)	(18.3)	(15.3)

	$644.1	$580.6

Segment Profit (Loss) (2)
Residential Heating & Cooling	$7.1	$(4.8)
Commercial Heating & Cooling	3.4	2.0
Service Experts	(4.6)	(7.1)
Refrigeration	14.9	6.5
Corporate and other	(13.2)	(13.9)
Eliminations (1)	0.2	(0.4)

Subtotal that includes segment profit (loss) and eliminations	7.8	(17.7)
Reconciliation to loss from continuing operations before income taxes:
Items in gains and other expenses, net that are excluded from segment profit (3)	0.1	(2.7)
Restructuring charges	7.2	11.2
Interest expense, net	2.5	1.9

Loss from continuing operations before income taxes	$(2.0)	$(28.1)

(1)	Eliminations consist of intercompany sales between business segments, such as products sold to Service Experts by the Residential Heating & Cooling segment.

(2)	The Company defines segment profit and loss as a segment’s income or loss from continuing operations before income taxes included in the accompanying Consolidated Statements of Operations: Excluding:
•	Special product quality adjustments.

•	Items within Gains and Other Expenses, net that are noted in (3).

•	Restructuring charges.

•	Goodwill and equity method investment impairments.

•	Interest expense, net.

•	Other expense, net.

(3)	Items in Gains and Other Expenses, net that are excluded from segment profit are net change in unrealized gains on open future contracts, discount fee on accounts sold, realized gain on marketable securities, and other items.

     Total assets by business segment are shown below (in millions). The assets in the Corporate segment are primarily comprised of cash and deferred tax assets. Assets recorded in the operating segments represent those assets directly associated with those segments.

	As of	As of
	March 31,	December 31,
	2010	2009
Total Assets
Residential Heating & Cooling	$550.2	$484.2
Commercial Heating & Cooling	234.8	238.5
Service Experts	179.0	173.1
Refrigeration	361.8	357.5
Corporate and other	274.6	297.3
Eliminations (1)	(10.0)	(10.3)

Total assets	1,590.4	1,540.3
Discontinued operations (See Note 11)	0.4	3.6

Total assets	$1,590.8	$1,543.9

(1)	Eliminations consist of net intercompany receivables and intercompany profit included in inventory from products sold between business segments, such as products sold to Service Experts by the Residential Heating & Cooling segment.
14. Fair Value Measurements:
     Assets and Liabilities Measured at Fair Value on a Recurring Basis
     The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (in millions):

Fair Value Measurements on a Recurring Basis as of
March 31, 2010
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Investment in marketable equity securities (1)	$4.7	$—	$—	$4.7
Derivatives, net (2)	—	10.6	—	10.6

Fair Value Measurements on a Recurring Basis as of
December 31, 2009
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Investment in marketable equity securities(1)	$5.4	$—	$—	$5.4
Derivatives, net (2)	—	10.2	—	10.2

(1)	Investment in marketable equity securities is recorded in Other Long-term Assets in the accompanying Consolidated Balance Sheets.

(2)	Asset derivatives are recorded in Other Assets in the accompanying Consolidated Balance Sheets. See Note 4 for more information.

Other Fair Value Measurements
     The carrying amounts of cash and cash equivalents, accounts and notes receivable, net, accounts payable and other current liabilities approximate fair value due to the short maturities of these instruments. The fair values of each of our long-term debt instruments are based on the quoted market prices for the same issues or on the amount of future cash flows associated with each instrument using current market rates for debt instruments of similar maturities and credit risk. The estimated fair value of long-term debt (including current maturities) was $301.7 million and $242.5 million as of March 31, 2010 and December 31, 2009, respectively. The fair values presented are estimates and are not necessarily indicative of amounts for which we could settle such instruments currently or indicative of our intent or ability to dispose of or liquidate them.
15. Subsequent Events:
     We have evaluated subsequent events through April 30, 2010, which was the date the financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on information currently available to management as well as management’s assumptions and beliefs. All statements, other than statements of historical fact, included in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements identified by the words “may,” “will,” “should,” “plan,” “predict,” “anticipate,” “believe,” “intend,” “estimate” and “expect” and similar expressions. Such statements reflect our current views with respect to future events, based on what we believe are reasonable assumptions; however, such statements are subject to certain risks and uncertainties. In addition to the specific uncertainties discussed elsewhere in this Quarterly Report on Form 10-Q, the risk factors set forth in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, and those set forth in Part II, “Item 1A. Risk Factors” of this report, if any, may affect our performance and results of operations. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those in the forward-looking statements. We disclaim any intention or obligation to update or review any forward-looking statements or information, whether as a result of new information, future events or otherwise.
Overview
     We operate in four reportable business segments of the HVACR industry. Our reportable segments include Residential Heating & Cooling, Commercial Heating & Cooling, Service Experts and Refrigeration. For more detailed information regarding our reportable segments, see Note 13 in the Notes to our Consolidated Financial Statements.
     Our products and services are sold through a combination of distributors, independent and company-owned dealer service centers, other installing contractors, wholesalers, manufacturers’ representatives, original equipment manufacturers and to national accounts. The demand for our products and services is seasonal and dependent on the weather. Warmer than normal summer temperatures generate strong demand for replacement air conditioning and refrigeration products and services and colder than normal winter temperatures have the same effect on heating products and services. Conversely, cooler than normal summers and warmer than normal winters depress the demand for HVACR products and services. In addition to weather, demand for our products and services is influenced by national and regional economic and demographic factors, such as interest rates, the availability of financing, regional population and employment trends, new construction, general economic conditions and consumer spending habits and confidence.
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
     End markets in the Residential Heating & Cooling and Service Experts businesses showed growth for the first quarter of 2010 as compared to the first quarter of 2009. The rate of sales decline slowed in our Commercial Heating & Cooling business as compared to the first quarter of 2009. With the current depressed levels of residential and commercial new construction activity and current overall economic conditions, demand for the products and services we sell into these markets were well below historical levels.
     We will continue to execute on our strategic priorities to win new business and capture opportunities through innovative product and system solutions and lower our cost structure through manufacturing and sourcing excellence and expense reduction efforts. We believe that our results will continue to benefit from the recovery of the residential new construction end market, worldwide sourcing savings and restructuring savings.

We expect continued softness in the commercial markets through 2010, and the commodity costs and incentive compensation will put pressure on our earnings. We believe that as end markets recover, we are well-positioned to drive increased earnings leverage.
Key Financial Statistics
•	Net sales for first quarter of 2010 increased to $644.1 million as compared to $580.6 million in 2009 and were favorably impacted by higher volumes principally in the Residential Heating & Cooling and Service Experts segments.

•	Operational income for first quarter of 2010 improved to $0.5 million as compared to an operational loss of $26.2 million in 2009. As a percentage of net sales, operational income increased to 0.1% in 2010 from an operational loss of 4.5% in 2009. The improvement to operational income was primarily due to higher sales volumes, lower material costs and savings from productivity initiatives.

•	Net loss for the first quarter of 2010 was $1.6 million as compared to a net loss of $18.1 million in 2009. Basic and diluted loss per share from continuing operations were $0.02 in the first quarter of 2010 as compared to basic and diluted loss per share from continuing operations of $0.32 in 2009.

•	Cash of $40.3 million was used in operating activities for first quarter of 2010 compared to cash provided by operating activities of $16.3 million in the first quarter of 2009. Cash provided by operating activities was lower primarily due to the increased build of inventory levels in the first quarter of 2010 in order to support increased production volumes for the coming peak sales season and new product introductions. Also, first quarter of 2009 cash flows from operating activities were favorably impacted by the return of $23.9 million of collateral posted related to commodity hedges.

•	During the first quarter of 2010, we returned $34.7 million to shareholders through share repurchases.
Results of Operations
     The following table provides a summary of our financial results, including information presented as a percentage of net sales (dollars in millions):

	Three Months Ended March 31,
	2010		2009
	Dollars	Percent	Dollars	Percent
Net sales	$644.1	100.0%	$580.6	100.0%
Cost of goods sold	469.8	72.9	442.7	76.2

Gross profit	174.3	27.1	137.9	23.8
Selling, general and administrative expenses	168.9	26.2	155.1	26.7
Gains and other expenses, net	(0.3)	N.M.	(0.9)	(0.1)
Restructuring charges	7.2	1.1	11.2	1.9
Income from equity method investments	(2.0)	(0.3)	(1.3)	(0.2)

Operational income (loss)	$0.5	0.1%	$(26.2)	(4.5)%

Net loss	$(1.6)	(0.2)%	$(18.1)	(3.1)%

First Quarter of 2010 Compared to First Quarter of 2009 — Consolidated Results
Net Sales
     Net sales increased 11.0% for the first quarter of 2010 as compared to 2009. The increase in net sales was due to increased sales volumes of approximately 7% in total and was primarily driven by strength in the Residential Heating & Cooling and Service Experts segments. The commercial HVAC market was still down from a year ago, but the rate of decline continued to slow. These increases in net sales were partially offset by lower price and mix of approximately 1%. Changes in foreign currency exchange rates favorably impacted net sales by 5%.

Gross Profit
     Gross profit margins improved 330 basis points to 27.1% for the first quarter of 2010, compared to gross profit margins of 23.8% in 2009. This improvement was primarily driven by lower product costs from material savings and manufacturing efficiencies of approximately 345 basis points. Other cost changes increased gross profit margins by 110 basis points. The improvements were partially offset by price and mix in the Residential Heating & Cooling segment that decreased gross profit margins by approximately 125 basis points.
Selling, General and Administrative Expenses
     Selling, general and administrative (“SG&A”) expenses increased by $13.8 million in the first quarter of 2010 as compared to 2009 and as a percentage of total net sales, SG&A expenses were 26.2% for 2010 and 26.7% for 2009 as we leveraged our fixed operating costs as sales increased. SG&A expenses increased $8 million primarily due to increased incentive compensation driven by increased sales and improved financial performance and increased variable selling expenses of $3 million in support of our sales growth. The impact of changes in foreign exchange rates increased SG&A expenses by $7 million. Partially offsetting these increases were cost reductions, including headcount savings, of $5 million.
Gains and Other Expenses, Net
     Gains and other expenses, net for the first quarters of 2010 and 2009 included the following (in millions):

	Three Months Ended March 31,
	2010	2009
Realized (gains) losses on settled futures contracts	$(0.3)	$2.0
Unrealized gains on unsettled futures contracts not designated as cash flow hedges	—	(2.7)
Foreign currency exchange gains	(0.2)	(0.2)
Other items, net	0.2	—

Gains and other expenses, net	$(0.3)	$(0.9)

     The change in gains and losses on futures contracts was primarily due to increases in commodity prices relative to our futures contract prices during 2010 as compared to 2009 for the contracts that settled during the period. Conversely, the change in unrealized gains related to unsettled futures contracts not designated as cash flow hedges was primarily due to lower commodity prices relative to the futures contract prices for those contracts. For more information, see Note 4 in the Notes to the Consolidated Financial Statements.
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
     In the first quarters of 2010 and 2009, we incurred restructuring charges consisting of:

	Three Months Ended March 31,
	2010	2009
Manufacturing rationalizations	$5.4	$7.6
Reorganization of distribution network	0.2	0.1
Reorganizations of corporate and business unit selling and administrative functions	1.6	3.5

Total	$7.2	$11.2

     For further detail regarding restructuring reserves and individual restructuring actions, see Note 10 in the Notes to our Consolidated Financial Statements.
     Manufacturing Rationalizations
     The restructuring charges incurred in the first quarter of 2010 for manufacturing rationalizations included net charges for severance of $3.6 million, $1.3 million of asset write-offs and accelerated depreciation, $0.1 million of equipment move costs, and $0.4 million of other costs, including plant shutdown costs.

     The restructuring charges for manufacturing rationalizations incurred in the first quarter of 2010 primarily related primarily to the exit of certain Refrigeration manufacturing operations in Milperra, Australia. Total restructuring charges related to this action were $5.1 million, which was composed of severance of $4.0 million and asset impairment charges of $1.1 million. We do not anticipate any additional restructuring charges related to this action. This activity is expected to be completed by the second quarter of 2010.
     We also incurred restructuring charges related to restructuring activities started in prior years. These restructuring projects included the consolidation of Residential Heating & Cooling manufacturing operations from Blackville, South Carolina into our operations in Orangeburg, South Carolina and Saltillo, Mexico. Total restructuring charges recorded in the first quarter of 2009 related to this action were $0.6 million. Restructuring charges for manufacturing rationalizations also included the consolidation of certain Refrigeration manufacturing operations located in Parets, Spain into our existing operations in Genas, France and we recorded restructuring charges totaling $0.2 million related to this action. Also, we reversed $0.5 Million of restructuring severance charges related to the consolidation of certain Commercial Heating & Cooling manufacturing operations located in Mions, France into our existing manufacturing operations in Longvic, France to adjust estimated amounts to actual.
     To date and in total, we have incurred $44.9 million of restructuring charges related to manufacturing rationalizations that were in process during the first quarter of 2010. Of that amount, $28.7 million was severance costs, $9.7 million was asset write-offs and accelerated depreciation, $2.3 million was equipment move costs, and the remaining $4.2 million was for other charges which are primarily composed of manufacturing inefficiencies, facilities clean-up and demolition costs, and inventory move costs.
     In the future, we expect to incur additional charges of $4.8 million related to the manufacturing rationalization projects that were in process during 2010. Of these additional expected charges, $0.4 million will be accelerated depreciation or asset impairment charges and, therefore, non-cash. We also expect to incur $0.8 million of severance, $1.7 million in equipment move costs and $1.9 million of other costs, which are primarily composed of facility demolition, plant shutdown costs and site clean-up.
     Reorganization of North American Distribution Network
     During the first quarter of 2010, we recorded restructuring expenses for severance of $0.2 million related to the transition of activities currently performed at our North American Parts Center in Des Moines, Iowa to other locations, including our North American Distribution Center in Marshalltown, Iowa.
     In the future, we expect to incur additional charges of $0.4 million related to this project, consisting of relocation, pension curtailment and facility cleanup costs. The current restructuring project is expected to be completed within one year. We anticipate that we will initiate additional restructuring activities in this area as we seek to further enhance our North American distribution network.
     Reorganizations of Corporate, Business Unit Selling and Administrative Functions
     The restructuring charges incurred in the first quarter of 2010 related to the reorganization of selling and administrative functions included $0.8 million of employee relocation, $0.3 million of severance and related charges, $0.1 million of equipment move costs, $0.1 million of accelerated depreciation and $0.3 million of lease termination costs.
     Restructuring charges related to reorganizations of selling and administrative functions primarily related to the relocation of Residential Heating & Cooling factory-built fireplace headquarters from Orange, California to Nashville, Tennessee and the consolidation of customer and technical service departments into our existing hearth products plant in Union City, Tennessee. As a result of this action, we recorded $1.4 million, net of a reversal of severance charges of $0.2 million as estimated amounts were adjusted to actual, which was principally composed of employee relocation, lease termination costs and equipment move costs. During the first quarter of 2009, we began to reorganize the management structure of our Refrigeration administrative and support functions across the globe. Restructuring charges recorded in the first quarter of 2010 related to these actions were $0.2 million.
     To date and in total, we have incurred $28.3 million of restructuring charges related to reorganizations of selling and administrative functions for projects that were in process during 2010. Of that amount, $23.4 million was severance costs, $0.9 million was asset write-offs and accelerated depreciation, $2.0 million was lease termination costs, and the remaining $2.0 million was other charges.
     In the future, we expect to incur additional charges of $1.0 million related to these projects, consisting of $0.3 million of severance, $0.1 million of lease termination costs, and $0.6 million of other costs, which will consist primarily of building demolition and site clean-up costs. All of these future charges will require the use of cash.
     Future Charges and Expense Savings
     We anticipate incurring approximately $6.2 million of future restructuring charges relating to projects that were in process during the first quarter of 2010. Of that amount, about $0.4 million are anticipated to be non-cash charges for accelerated depreciation and asset impairments. Future cash outlays for restructuring activities that are currently in process are estimated to be $24.5 million. These restructuring charges and cash outlays are expected to be incurred generally within the next year.
     We expect to realize approximately $15 million of incremental restructuring savings from announced programs in 2010.
Results from Equity Method and Other Equity Investments
     Investments over which we do not exercise control but have significant influence are accounted for using the equity method of accounting. Income from equity method investments increased to $2.0 million in the first quarter of 2010, compared to $1.3 million in 2009, primarily due to an increase in the performance of our U.S. joint venture in compressor manufacturing as a result of increased sales volumes of that entity.
Interest Expense, Net
     Interest expense, net, increased to $2.5 million in 2010 from $1.9 million in 2009. The increase in interest expense was primarily attributable to an increase in the interest rate paid, including the effects of our interest rate swap, on variable rate debt offset by a decrease in the average amounts borrowed in the first quarter of 2010 as compared to 2009.
Provision for Income Taxes
     The income tax benefits were $0.7 million in the first quarter of 2010, compared $10.4 million in 2009. The effective tax rate was 35.0% for 2010 and 37.0% in 2009. Our effective rates differ from the statutory federal rate of 35% for certain items, such as state and local taxes, non-deductible expenses, foreign operating losses for which no tax benefits have been recognized and foreign taxes at rates other than 35%.
Discontinued Operations
     Near the end of 2008, we announced plans to sell seven unprofitable service centers. We sold all of these service centers during 2009. Also, during the third quarter of 2009, we announced plans to sell an additional five service centers. We have sold all of these service centers as of the end of the first quarter of 2010.
     We have reclassified a pre-tax loss of $0.4 million related to these service centers in first quarter of 2010 as discontinued operations as compared to a pre-tax loss of $0.6 million during 2009. Included in the net pre-tax loss from discontinued operations for the first quarter of 2010 is a gain of $0.1 million on disposal of service center assets and liabilities. Included in the net pre-tax loss from discontinued operations for the first quarter of 2009 are gains totaling $1.0 million on disposal of service center assets and liabilities.
First Quarter of 2010 Compared to First Quarter of 2009 – Results by Segment
Residential Heating & Cooling
     The following table summarizes our Residential Heating & Cooling segment’s net sales and profit (loss) for the first quarters of 2010 and 2009 (dollars in millions):

	Three Months Ended March 31,
	2010	2009	Difference	% Change
Net sales	$284.2	$246.3	$37.9	15.4%
Profit (loss)	7.1	(4.8)	11.9	N.M.
% of net sales	2.5%	(1.9)%

     The increase in sales was due to the significant growth of the U.S. residential new construction and replacement markets. Sales volumes increased net sales by nearly 16% in 2010 as compared to 2009. The positive impact of changes in foreign currency exchange rates also increased sales by almost 2%. These increases in sales were partially offset by lower price and mix of almost 3% as we lowered our prices to our Canadian dealers to maintain our price competitiveness as the Canadian dollar strengthened against the U.S. dollar.
     Segment profit increased $13 million due to material savings and manufacturing efficiencies and $1 million due to the increase in net sales. These were partially offset by higher SG&A expenses of $3 million and consisted primarily of increased advertising expenses and incentive compensation.
Commercial Heating & Cooling
     The following table summarizes our Commercial Heating & Cooling segment’s net sales and profit for the first quarters of 2010 and 2009 (dollars in millions):

	Three Months Ended March 31,
	2010	2009	Difference	% Change
Net sales	$119.7	$131.5	$(11.8)	(9.0)%
Profit	3.4	2.0	1.4	70.0
% of net sales	2.8%	1.5%
     Our Commercial Heating & Cooling business experienced lower sales volumes in the first quarter of 2010 as compared to 2009 of 12% primarily due to overall market weakness. The rate of sales volume decline has slowed in recent quarters. Price and mix were flat. Foreign currency exchange rates favorably impacted net sales by 3%.
     Segment profit for the first quarter of 2010 was relatively flat compared to the first quarter of 2009. Segment profit increased due to lower product costs of $3 million primarily resulting from material savings. SG&A cost reductions, including headcount savings, of over $1 million also increased segment profit. These improvements were partially offset by a decline in segment profit of $3 million due to the decrease in net sales.
Service Experts
     The following table summarizes our Service Experts segment’s net sales and loss for the first quarters of 2010 and 2009 (dollars in millions):

	Three Months Ended March 31,
	2010	2009	Difference	% Change
Net sales	$127.1	$104.4	$22.7	21.7%
Loss	(4.6)	(7.1)	2.5	35.2
% of net sales	(3.6)%	(6.8)%
     Net sales increased primarily due to the significant improvements in the residential service and replacement end markets. The sales increase was primarily due to an increase in sales volumes of 18%. Price and mix were 1% unfavorable. Foreign currency exchange rates increased net sales by 5%.
     In the seasonally lightest quarter, segment loss declined $5 million due to the increase in net sales. Offsetting this reduction to segment loss was an SG&A expense increase of $2 million due to higher variable selling expenses.

Refrigeration
     The following table summarizes our Refrigeration segment’s net sales and profit for the first quarters of 2010 and 2009 (dollars in millions):

	Three Months Ended March 31,
	2010	2009	Difference	% Change
Net sales	$131.4	$113.7	$17.7	15.6%
Profit	14.9	6.5	8.4	129.2
% of net sales	11.3%	5.7%
     Net sales increased primarily due to the impact of changes in foreign currency exchange rates of 15%. Price and mix increased sales by approximately 1%. Sales volume was flat.
     Segment profit increased $5 million due to improved material savings and manufacturing efficiencies, $3 million due to the increase in net sales and $2 million due to the impact of changes in foreign currency exchange rates. Offsetting these increases to segment profit were increases in SG&A of $1 million driven primarily by higher incentive compensation.
     Corporate and Other
     Corporate and other expenses decreased to $13.2 million in the first quarter of 2010, down from $13.9 million in 2009. The decrease was primarily driven by the timing of corporate allocations of $3 million and a decrease in compensation of $1 million. Offsetting these increases were increases in stock-based and incentive compensation expenses of $3 million.
Liquidity and Capital Resources
     Our working capital and capital expenditure requirements are generally met through internally generated funds, bank lines of credit and a revolving period asset securitization arrangement. Working capital needs are generally greater in the first and second quarters due to the seasonal nature of our business cycle.
     Our debt-to-total-capital ratio increased to 34% at March 31, 2010 compared to 28% at December 31, 2009. Lower stockholders’ equity was primarily due to the repurchase of approximately 0.8 million shares of our common stock for $34.7 million since December 31, 2009 under our current share repurchase plan.
     Statement of Cash Flows
     The following table summarizes our cash activity for the quarters ended March 31, 2010 and 2009 (in millions):

	Three Months Ended
	March 31,
	2010	2009
Net cash (used in) provided by operating activities	$(40.3)	$16.3
Net cash used in investing activities	(39.3)	(8.2)
Net cash provided by (used in) financing activities	15.8	(25.3)
Net Cash (Used in) Provided by Operating Activities
     Operating activities were a use of cash in 2010 as compared to a source of cash in 2009. This difference is primarily due to higher working capital requirements in 2010 and a $23.9 million return of collateral for hedges in 2009. Excluding the return of collateral for hedges in 2009, operating activities would have resulted in a use of cash in both years. The use of cash for operating activities is typical for LII in the first quarter due to the seasonal nature of our business. Generally, we carry higher inventory balances in the first and second quarters in preparation for the peak sales period for cooling equipment. Additionally, a series of new product introductions increased inventories. Working capital requirements were higher in 2010 as compared to 2009 due to an anticipated increase in net sales. Changes in accounts receivable were a source of cash of $4.3 million in 2010 versus $25.8 million in 2009. Changes in inventory were an $85.6 million use of cash in the first quarter of 2010 compared to $32.4 million in 2009. This was partially offset by changes in accounts payable of $48.7 million in 2010 versus $24.5 million in 2009. In addition to changes in working capital, cash paid for restructuring activities, net of expense, was a $0.8 million use of cash in 2010 as compared to a $5.6 million source of cash in 2009.

Net Cash Used in Investing Activities
     Capital expenditures in the first quarter of 2010 were $10.7 million, which was slightly higher than the $9.9 million in the first quarter of 2009. Capital expenditures for the first quarter of 2010 were principally driven by:
•	Purchases of production equipment in our Residential Heating & Cooling and Commercial Heating & Cooling segments, and

•	Purchases of systems and software to support our regional distribution center initiative as well as the overall enterprise.
     Net cash used in investing activities for the first quarter of 2010 included $25.1 million of funds placed in a trust for our captive insurance subsidiary and for acquisitions of $6.7 million offset by proceeds from the sale of businesses of $3.2 million.
Net Cash Provided by (Used in) Financing Activities
     To support working capital needs and share repurchases, we had net borrowings of $60.0 million during the first quarter of 2010 as compared to a net reduction in the first quarter of 2009 of $15.3 million primarily driven by lower working capital requirements and the return of collateral posted for hedges. We also repurchased common shares of $34.7 million in the first quarter of 2010. We paid a total of $7.9 million and $7.7 million in dividends on our common stock in the first quarter of 2010 and 2009, respectively.
     Debt Position and Financial Leverage
     As of March 31, 2010, we had outstanding borrowings of $269.5 million under the $650.0 million domestic revolving credit facility and $96.9 million was committed to standby letters of credit. All of the remaining $283.6 million was available for future borrowings after consideration of covenant limitations. The facility matures in October 2012. As of March 31, 2010, we were in compliance with all covenant requirements. Our domestic revolving credit facility is guaranteed by our material subsidiaries. For more detailed information regarding our outstanding debt, see Note 7 in the Notes to our Consolidated Financial Statements.
     We have additional borrowing capacity through several foreign facilities governed by agreements between us and various banks. These borrowings are used primarily to finance seasonal borrowing needs of our foreign subsidiaries. We had $4.3 million and $2.5 million of obligations outstanding through our foreign subsidiaries as of March 31, 2010 and December 31, 2009, respectively. Available borrowing capacity at March 31, 2010 and December 31, 2009, on foreign facilities was $12.7 million and $12.6 million, respectively.
     The domestic revolving credit facility includes a subfacility for swingline loans of up to $50 million and provides for the issuance of letters of credit for the full amount of the credit facility. Our weighted average borrowing rate on the facility was 0.83% and 0.84% as of March 31, 2010 and December 31, 2009, respectively.
     Our domestic revolving credit facility contains financial covenants relating to leverage and interest coverage. Other covenants contained in the domestic revolving credit facility restrict, among other things, mergers, asset dispositions, guarantees, debt, liens, acquisitions, investments, affiliate transactions and our ability to make restricted payments. The financial covenants require us to maintain defined levels of Consolidated Indebtedness to Adjusted EBITDA Ratio and a Cash Flow (defined as EBITDA minus capital expenditures) to Net Interest Expense Ratio. The required ratios under our domestic revolving credit facility as of March 31, 2010 are detailed below:

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
     Under a revolving period asset securitization arrangement (“ASA”), we are eligible to transfer beneficial interests in a portion of our trade accounts receivable to third parties in exchange for cash. Our continued involvement in the transferred assets includes servicing, collection and administration of the transferred beneficial interests. The sale of the beneficial interests in our trade accounts receivable are reflected as secured borrowings. The fair values assigned to the retained and transferred interests are based primarily on the receivables’ carrying value given the short term to maturity and low credit risk. The ASA provides for a maximum securitization amount of $100 million or 100% of the net pool balance as defined by the ASA. However, eligibility for securitization is limited based on the amount and quality of the qualifying accounts receivable and is calculated monthly. The beneficial interest sold cannot exceed the maximum amount even if our qualifying accounts receivable is greater than the maximum amount at any point in time. The eligible amounts available and beneficial interests sold were as follows (in millions):

	As of	As of
	March 31,	December 31,
	2010	2009
Eligible amount available under the ASA on qualified accounts receivable	$77.6	$72.5
Beneficial interest sold	—	—

Remaining amount available	$77.6	$72.5

     As of March 31, 2010, $25.1 million of cash and cash equivalents were restricted and held in a trust for our captive insurance subsidiary. By placing these funds in the trust, we reduced the requirement for letters of credit related to our captive insurance subsidiary by approximately $25 million subsequent to the end of the first quarter of 2010.
     We periodically review our capital structure, including our primary bank facility, to ensure that it has adequate liquidity. We believe that cash flows from operations, as well as available borrowings under our revolving credit facility and other existing sources of funding, will be sufficient to fund our operations for the foreseeable future and share repurchases under the terms of our 2008 Share Repurchase Plan. We periodically consider various other financing alternatives and may, from time to time, seek to take advantage of favorable interest rate environments or other market conditions, which may include accessing the capital markets. We filed a shelf registration statement with the SEC that became effective on December 1, 2008, which allows us to offer and sell an indeterminate number or amount of debt securities, common shares, preferred shares, subscription rights, warrants, depositary shares and units.
Off-Balance Sheet Arrangements
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
     We also may incur costs related to our products that may not be covered under our warranties and are not covered by insurance, and we may, from time to time, repair or replace installed products experiencing quality issues in order to satisfy our customers and to protect our brand. These product quality issues may be caused by vendor-supplied components that fail to meet required specifications. We have identified a product quality issue in a heating and cooling product line produced in 2006 and 2007 period that we believe results from a vendor-supplied materials quality issue. To date, we have recorded an expense of $24.6 million for the portion of the issue that is probable and can be reasonably estimated based upon the current data available and $19.9 million remained accrued as of March 31, 2010. We may incur additional charges in the future as more information becomes available.
     We estimate the costs to settle pending litigation based on experience involving similar claims and specific facts known. We do not believe that any current or pending or threatened litigation with have a material adverse effect on our financial position. Litigation and arbitration, however, involve uncertainties and it is possible that the eventual outcome of litigation could adversely affect our results of operations for a particular period. We are the defendant in a class action lawsuit related to certain hearth products we produced and sold that claims such products are hazardous and that consumers were not adequately warned. The outcome related to this action is uncertain and we therefore cannot reasonably estimate the amount of any potential loss.
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
     On June 22, 2006, we entered into an agreement with a financial institution to lease our corporate headquarters in Richardson, Texas for a term of seven years (the “Lake Park Lease”). The leased property consists of an office building of approximately 192,000 square feet, land and related improvements. Our obligations under the Lake Park Lease are secured by a pledge of our interest in the leased property and are also guaranteed by us and certain of our subsidiaries. The Lake Park Lease, as amended, contains restrictive covenants that are consistent with those of our domestic revolving credit facility. We are in compliance with these financial covenants as of March 31, 2010.
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
     Information about our exposure to market risks related to metal commodity prices and a sensitivity analysis related to our metal commodity hedges is presented below (in millions):

Notional amount (pounds)	16.7
Carrying amount and fair value of asset	$13.4
Change in fair value from 10% change in forward prices	$5.8
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
     Information about our exposure to interest rate risk and a sensitivity analysis related to our interest rate swap is presented below (in millions):

Notional amount	$100.0
Impact of a 100 basis point change in the benchmark interest rate:
Carrying amount and fair value of liability	$0.5
Interest expense	$1.2
     Foreign Currency Exchange Rate Risk
     Our results of operations can be affected by changes in exchange rates. Net sales and expenses in foreign currencies are translated into U.S. dollars for financial reporting purposes based on the average exchange rate for the period. For the first quarters of 2010 and 2009, net sales from outside the U.S. represented 30.0% and 27.1%, respectively, of our total net sales. Historically, foreign currency transaction gains (losses) have not had a material effect on our overall operations. As of March 31, 2010, the impact to net income of a 10% change in exchange rates is estimated to be approximately $0.6 million.
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
   Changes in Internal Control Over Financial Reporting
     During the quarter ended March 31, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     On February 6, 2008, a class action lawsuit was filed against us in the U.S. District Court for the Northern District of California styled Keilholtz v. Lennox Hearth Products, Lennox Industries and Lennox International, Inc. The lawsuit, which involves no personal injury claims, alleges that certain of our single-pane, glass-front, gas fireplaces are hazardous and that consumers were not adequately warned, and seeks economic damages. On February 16, 2010, the court issued an order certifying a nationwide class of plaintiffs.
     The Company denies all liability and is vigorously defending this lawsuit. Litigation is inherently uncertain and, at this time, we cannot accurately predict the outcome of this case or the amount of any potential loss that we may incur in the future.
     Other than the lawsuit described above, there have been no significant changes concerning our legal proceedings since December 31, 2009. See Note 6 in the Notes to the Consolidated Financial Statements set forth in Part I, Item 1, of this Quarterly Report on Form 10-Q for additional discussion regarding legal proceedings.
Item 1A. Risk Factors.
     In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or results of operations. There have been no material changes to our risk factors from those disclosed in our 2009 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     In June 2008 our Board of Directors approved a new share repurchase plan for $300 million, pursuant to which we are authorized to repurchase shares of our common stock through open market purchases (the “2008 Share Repurchase Plan”). The 2008 Share Repurchase Program has no stated expiration date. In the first quarter of 2010, we repurchased shares of our common stock as follows:

				Approximate Dollar
			Total Number of	Value of Shares that
		Average Price	Shares Purchased	may yet be Purchased
	Total Number	Paid per	As Part of Publicly	Under the Plans or
	of Shares	Share	Announced Plans	Programs
Period	Purchased(1)	(including fees)	or Programs	(in millions)
January 1 through January 31	1,388	$39.97	—	$285.3

February 1 through February 28	719,791	$42.37	681,700	$256.4

March 1 through March 31	203,133	$43.29	136,100	$250.6

	924,312	$42.58	817,800

(1)	This column reflects the repurchases of 817,800 shares under the 2008 Share repurchase Plan and the surrender to LII of 106,512 shares of common stock to satisfy tax-withholding obligations in connection with the vesting of restricted stock and performance share units.

Item 6. Exhibits.

3.1	—	Restated Certificate of Incorporation of Lennox International Inc. (“LII”) (filed as Exhibit 3.1 to LII’s Registration Statement on Form S-1 (Registration Statement No. 333-75725) filed on April 6, 1999 and incorporated herein by reference).

3.2	—	Amended and Restated Bylaws of LII (filed as Exhibit 3.1 to LII’s Current Report on Form 8-K filed on March 15, 2010 and incorporated herein by reference).

4.1	—	Specimen Stock Certificate for the Common Stock, par value $.01 per share, of LII (filed as Exhibit 4.1 to LII’s Amendment to Registration Statement on Form S-1/A (Registration No. 333-75725) filed on June 16, 1999 and incorporated herein by reference).

4.2	—	Rights Agreement, dated as of July 27, 2000, between LII and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, which includes as Exhibit A the form of Certificate of Designations of Series A Junior Participating Preferred Stock setting forth the terms of the Preferred Stock, as Exhibit B the form of Rights Certificate and as Exhibit C the Summary of Rights to Purchase Preferred Stock (filed as Exhibit 4.1 to LII’s Current Report on Form 8-K (File No. 001-15149) filed on July 28, 2000 and incorporated herein by reference).

LII is a party to a long-term debt instrument under which the total amount of securities authorized under such instrument does not exceed 10% of the total assets of LII and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, LII agrees to furnish a copy of such instrument to the Securities and Exchange Commission upon request.

10.1	—	First Amendment to Third Amendment and Restatement Revolving Credit Facility Agreement, dated February 22, 2010, by and among Lennox International Inc., Bank of America, N.A., as administrative agent, and the lender named therein (filed as Exhibit 10.1 to LII’s Current Report on Form 8-K filed on February 22, 2010 and incorporated herein by reference).

31.1	—	Certification of the principal executive officer (filed herewith).

31.2	—	Certification of the principal financial officer (filed herewith).

32.1	—	Certification of the principal executive officer and the principal financial officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LENNOX INTERNATIONAL INC.
Date: April 30, 2010	/s/ Robert W. Hau
Robert W. Hau
Chief Financial Officer (on behalf of registrant and as principal financial officer)