Form 10-Q
period 2010-06-30
LENNOX INTERNATIONAL INC
filed 2010-07-27
CIK 1069202

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010
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
Yes ☐ No ☑
     As of July 22, 2010, the number of shares outstanding of the registrant’s common stock, par value $.01 per share, was 54,438,945.

LENNOX INTERNATIONAL INC.
FORM 10-Q
For the Three and Six Months Ended June 30, 2010

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share data)

	As of	As of
	June 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$61.9	$124.3
Restricted cash	23.8	—
Accounts and notes receivable, net of allowances of $16.0 and $15.6 in 2010 and 2009, respectively	458.0	357.0
Inventories, net	338.4	250.2
Deferred income taxes	39.1	34.9
Other assets	48.3	67.5

Total current assets	969.5	833.9
PROPERTY, PLANT AND EQUIPMENT, net	318.2	329.6
GOODWILL	253.8	257.4
DEFERRED INCOME TAXES	66.4	74.6
OTHER ASSETS, net	59.3	48.4

TOTAL ASSETS	$1,667.2	$1,543.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$6.1	$2.2
Current maturities of long-term debt	0.5	35.5
Accounts payable	314.7	238.2
Accrued expenses	315.4	317.9
Income taxes payable	7.1	—

Total current liabilities	643.8	593.8
LONG-TERM DEBT	349.6	193.8
POSTRETIREMENT BENEFITS, OTHER THAN PENSIONS	13.2	13.4
PENSIONS	69.0	66.7
OTHER LIABILITIES	69.0	71.8

Total liabilities	1,144.6	939.5
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 200,000,000 shares authorized, 86,026,162 shares and 85,567,485 shares issued for 2010 and 2009, respectively	0.9	0.9
Additional paid-in capital	850.9	839.1
Retained earnings	588.8	558.6
Accumulated other comprehensive loss	(25.1)	(0.8)
Treasury stock, at cost, 31,589,468 shares and 29,292,512 shares for 2010 and 2009, respectively	(892.9)	(793.4)

Total stockholders’ equity	522.6	604.4

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,667.2	$1,543.9

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share data)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
NET SALES	$872.1	$784.0	$1,516.2	$1,364.5
COST OF GOODS SOLD	607.4	556.5	1,077.1	999.3

Gross profit	264.7	227.5	439.1	365.2
OPERATING EXPENSES:
Selling, general and administrative expenses	180.5	164.3	349.6	319.3
Losses (gains) and other expenses, net	5.8	0.7	5.5	(0.2)
Restructuring charges	3.2	4.7	10.3	15.9
Income from equity method investments	(4.1)	(1.8)	(6.1)	(3.2)

Operational income from continuing operations	79.3	59.6	79.8	33.4
INTEREST EXPENSE, net	3.1	2.0	5.6	3.9
OTHER EXPENSE, net	0.1	0.1	0.1	0.1

Income from continuing operations before income taxes	76.1	57.5	74.1	29.4
PROVISION FOR INCOME TAXES	27.4	21.6	26.7	11.2

Income from continuing operations	48.7	35.9	47.4	18.2
DISCONTINUED OPERATIONS:
Loss from discontinued operations	0.4	6.8	0.8	7.4
Income tax benefit	—	(2.6)	(0.1)	(2.8)

Loss from discontinued operations	0.4	4.2	0.7	4.6

Net income	$48.3	$31.7	$46.7	$13.6

EARNINGS PER SHARE — BASIC:
Income from continuing operations	$0.88	$0.65	$0.85	$0.33
Loss from discontinued operations	—	(0.08)	(0.01)	(0.08)

Net income	$0.88	$0.57	$0.84	$0.25

EARNINGS PER SHARE — DILUTED:
Income from continuing operations	$0.86	$0.63	$0.83	$0.33
Loss from discontinued operations	—	(0.07)	(0.01)	(0.09)

Net income	$0.86	$0.56	$0.82	$0.24

AVERAGE SHARES OUTSTANDING:
Basic	55.1	55.4	55.6	55.3
Diluted	56.3	56.6	56.8	55.9

CASH DIVIDENDS DECLARED PER SHARE	$0.15	$0.14	$0.30	$0.28
The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
For the Six Months Ended June 30, 2010 (unaudited) and the Year Ended December 31, 2009
(In millions, except per share data)

					Accumulated
	Common Stock		Additional		Other	Treasury	Total
	Issued		Paid-In	Retained	Comprehensive	Stock	Stockholders’	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	at Cost	Equity	Income
BALANCE AS OF DECEMBER 31, 2008	84.2	$0.8	$805.6	$538.8	$(98.8)	$(787.8)	$458.6

Net income	—	—	—	51.1	—	—	51.1	$51.1
Dividends, $0.56 per share	—	—	—	(31.3)	—	—	(31.3)	—
Foreign currency translation adjustments, net	—	—	—	—	59.5	—	59.5	59.5
Pension and postretirement liability changes, net of tax provision of $6.4	—	—	—	—	8.1	—	8.1	8.1
Stock-based compensation expense	—	—	12.8	—	—	—	12.8	—
Derivatives and other, net of tax provision of $15.4	—	—	—	—	30.4	—	30.4	30.4
Common stock issued	1.4	0.1	9.3	—	—	—	9.4	—
Treasury stock purchases (183,484 shares at $30.55 average price per share)	—	—	—	—	—	(5.6)	(5.6)	—
Tax benefits of stock-based compensation	—	—	6.0	—	—	—	6.0	—
Other tax related items	—	—	5.4	—	—	—	5.4	—

Comprehensive income	—	—	—	—	—	—	—	$149.1

BALANCE AS OF DECEMBER 31, 2009	85.6	0.9	839.1	558.6	(0.8)	(793.4)	604.4

Net income	—	—	—	46.7	—	—	46.7	$46.7
Dividends, $0.30 per share	—	—	—	(16.5)	—	—	(16.5)	—
Foreign currency translation adjustments, net	—	—	—	—	(18.7)	—	(18.7)	(18.7)
Stock-based compensation expense	—	—	7.7	—	—	—	7.7	—
Derivatives and other, net of tax provision of $5.2	—	—	—	—	(5.6)	—	(5.6)	(5.6)
Common stock issued	0.4	—	1.4	—	—	—	1.4	—
Treasury stock purchases (2,296,956 shares at $43.32 average price per share)	—	—	—	—	—	(99.5)	(99.5)	—
Tax benefits of stock-based compensation	—	—	2.7	—	—	—	2.7	—

Comprehensive income	—	—	—	—	—	—	—	$22.4

BALANCE AS OF JUNE 30, 2010	86.0	$0.9	$850.9	$588.8	$(25.1)	$(892.9)	$522.6

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2010 and 2009
(Unaudited, in millions)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$46.7	$13.6
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Income from equity method investments	(6.1)	(3.2)
Dividends from affiliates	2.4	2.3
Restructuring expenses, net of cash paid	(7.9)	2.6
Provision for bad debts	5.0	7.2
Unrealized loss (gain) on derivative contracts	1.8	(4.5)
Return of collateral for hedges	—	37.4
Stock-based compensation expense	7.7	5.2
Depreciation and amortization	26.2	25.7
Deferred income taxes	5.3	11.5
Other items, net	13.9	17.9
Changes in assets and liabilities, net of effects of acquisitions and divestitures:		—
Accounts and notes receivable	(115.4)	(60.5)
Inventories	(107.8)	23.4
Other current assets	(3.3)	8.3
Accounts payable	81.7	27.1
Accrued expenses	10.6	(5.2)
Income taxes payable and receivable	14.3	(13.6)
Other	(1.1)	(12.5)

Net cash (used in) provided by operating activities	(26.0)	82.7

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the disposal of property, plant and equipment	0.1	0.2
Purchases of property, plant and equipment	(19.7)	(21.6)
Proceeds from sale of businesses	3.5	0.5
Acquisition of business	(7.4)	0.5
Restricted cash	(23.8)	—
Purchases of short-term investments	—	(17.0)
Proceeds from sales and maturities of short-term investments	—	16.8

Net cash used in investing activities	(47.3)	(20.6)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term borrowings, net	4.2	1.1
Long-term payments	(35.3)	(1.3)
Issuance of senior unsecured notes	199.8	—
Payments on revolving credit facility	(44.5)	(100.8)
Proceeds from stock option exercises	1.4	1.9
Payments of deferred financing costs	(1.7)	—
Repurchases of common stock	(99.5)	(2.7)
Excess tax benefits related to share-based payments	2.6	0.2
Cash dividends paid	(16.2)	(15.5)

Net cash provided by (used in) financing activities	10.8	(117.1)

DECREASE IN CASH AND CASH EQUIVALENTS	(62.5)	(55.0)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	0.1	(1.7)
CASH AND CASH EQUIVALENTS, beginning of period	124.3	122.1

CASH AND CASH EQUIVALENTS, end of period	$61.9	$65.4

Supplementary disclosures of cash flow information:
Cash paid during the year for:
Interest	$4.4	$3.5

Income taxes (net of refunds)	$4.5	$12.0

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. General:
     References in this Quarterly Report on Form 10-Q to “we,” “our,” “us,” “LII” or the “Company” refer to Lennox International Inc. and its subsidiaries, unless the context requires otherwise.
Basis of Presentation
     The accompanying unaudited Consolidated Balance Sheet as of June 30, 2010, the accompanying unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2010 and 2009, the accompanying unaudited Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2010 and the accompanying unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009 should be read in conjunction with our audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2009. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The accompanying consolidated financial statements contain all material adjustments, consisting principally of normal recurring adjustments, necessary for a fair presentation of our financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to applicable rules and regulations, although we believe that the disclosures herein are adequate to make the information presented not misleading. The operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.
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
Reclassifications
     Certain prior year amounts have been reclassified to conform to the current year presentation.
2. Inventories:
     Components of inventories are as follows (in millions):

	As of	As of
	June 30,	December 31,
	2010	2009
Finished goods	$240.8	$182.3
Work in process	8.1	7.2
Raw materials and repair parts	161.6	132.7

	410.5	322.2
Excess of current cost over last-in, first-out cost	(72.1)	(72.0)

Total inventories	$338.4	$250.2

3. Goodwill:
     The changes in the carrying amount of goodwill for the six months ended June 30, 2010, in total and by segment, are as follows (in millions):

	Segment
	Residential	Commercial
	Heating &	Heating &	Service
	Cooling	Cooling	Experts	Refrigeration	Total
Balance as of January 1, 2010:
Goodwill	$33.7	$31.3	$314.9	$85.5	$465.4
Accumulated impairment loss	—	—	(208.0)	—	(208.0)

	33.7	31.3	106.9	85.5	257.4

Changes (1)	—	(2.4)	2.5	(3.7)	(3.6)

Balance as of June 30, 2010:
Goodwill	33.7	28.9	317.4	81.8	461.8
Accumulated impairment loss	—	—	(208.0)	—	(208.0)

	$33.7	$28.9	$109.4	$81.8	$253.8

(1)	During the second quarter of 2010, our Service Experts segment acquired a company which resulted in additional goodwill of $3.5 million. The other changes are related to fluctuations in foreign currency translation rates.
4. Derivatives:
Cash Flow Hedges
     We include (gains) losses in accumulated other comprehensive loss (“AOCL”) in connection with our commodity cash flow hedges. The (gains) losses related to commodity price hedges are expected to be reclassified into earnings within the next 18 months based on the prices of the commodities at settlement date. Assuming that commodity prices remain constant, $0.7 million of derivative losses are expected to be reclassified into earnings within the next 12 months. Commodity futures contracts that are designated as cash flow hedges and are in place as of June 30, 2010 are scheduled to mature through November 2011.
     On June 12, 2009, we entered into a $100 million pay-fixed, receive-variable interest rate swap with a financial institution at a fixed interest rate of 2.66%. The variable portion of the interest rate swap is tied to the 1-Month LIBOR (the benchmark interest rate). The interest rates under both the interest rate swap and the underlying debt are reset, the swap is settled with the counterparty, and interest is paid, on a monthly basis. The interest rate swap expires October 12, 2012. We account for the interest rate swap as a cash flow hedge. The (gains) losses related to our interest rate swap are expected to be reclassified into earnings within the next 28 months based on the term of the swap. Assuming that the benchmark interest rate remains constant, $1.3 million of derivative losses are expected to be reclassified into earnings within the next 12 months.
     We recorded the following amounts related to our cash flow hedges (in millions):

	As of	As of
	June 30,	December 31,
	2010	2009
Commodity Price Hedges:
Losses (gains) included in AOCL, net of tax	$0.9	$(7.2)
(Benefit from) provision for income taxes	(0.5)	4.1
Interest Rate Swap:
Losses included in AOCL, net of tax	$2.4	$1.4
Benefit from income taxes	(1.4)	(0.8)

     We had the following outstanding commodity futures contracts designated as cash flow hedges (in millions):

	As of	As of
	June 30,	December 31,
	2010	2009
	(pounds)	(pounds)
Copper	20.1	12.6
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

	As of	As of
	June 30,	December 31,
	2010	2009
	(pounds)	(pounds)
Copper	1.6	0.9
Aluminum	1.3	0.9
     During the second quarter of 2010, we entered into foreign currency forward contracts with notional amounts of $54.3 million and £6.0 million, of which $19.0 million and £1.5 million were outstanding at June 30, 2010.
Information About the Location and Amounts of Derivative Instruments
     For information on the location and amounts of derivative fair values in the Consolidated Balance Sheets and derivative gains and losses in the Consolidated Statements of Operations, see the tabular information presented below (in millions):

Fair Values of Derivative Instruments

	As of June 30,		As of December 31,
	2010		2009
Asset Derivatives	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Commodity futures contracts	Other Assets (Current)	$0.6	Other Assets (Current)	$11.1
Commodity futures contracts	Other Assets (Non-current)	—	Other Assets (Non-current)	0.3

		0.6		11.4

Derivatives not designated as hedging instruments:
Commodity futures contracts	Other Assets (Current)	—	Other Assets (Current)	1.1

		—		1.1

Total Asset for Derivatives		$0.6		$12.5

Liability Derivatives
Derivatives designated as hedging instruments:
Commodity futures contracts	Accrued Expenses	$1.6	Accrued Expenses	$—
Commodity futures contracts	Other Liabilities	0.3	Other Liabilities	—
Interest rate swap	Accrued Expenses	2.0	Accrued Expenses	2.0
Interest rate swap	Other Liabilities	1.8	Other Liabilities	0.3

		5.7		2.3

Derivatives not designated as hedging instruments:
Commodity futures contracts	Accrued Expenses	0.2	Accrued Expenses	—
Foreign currency forward contracts	Accrued Expenses	0.4	Accrued Expenses	—

		0.6		—

Total Liability for Derivatives		$6.3		$2.3

The Effect of Derivative Instruments on the Consolidated Statements of Operations

	Location of Loss or (Gain) Reclassified	Amount of Loss or (Gain) Reclassified
Derivatives in Cash Flow	from AOCL into Income	from AOCL into Income (Effective
Hedging Relationships	(Effective Portion)	Portion)
		For the Three Months		For the Six Months
		Ended June 30,		Ended June 30,
		2010	2009	2010	2009
Commodity futures contracts	Cost of Goods Sold	$(4.8)	$6.5	$(7.6)	$16.9
Interest rate swap	Interest Expense, net	0.6	0.1	1.2	0.1

		$(4.2)	$6.6	$(6.4)	$17.0

	Location of (Gain) or Loss Recognized	Amount of (Gain) or Loss Recognized
Derivatives in Cash Flow	in Income on Derivatives	in Income on Derivatives (Ineffective
Hedging Relationships	(Ineffective Portion)	Portion)
		For the Three Months		For the Six Months
		Ended June 30,		Ended June 30,
		2010	2009	2010	2009
Commodity futures contracts	Losses (Gains) and Other Expenses, net	$—	$(0.1)	$(0.1)	$(0.1)

	Location of (Gain) or Loss
Derivatives Not Designated	Recognized in Income on	Amount of (Gain) or Loss Recognized in Income on
as Hedging Instruments	Derivatives	Derivatives
		For the Three Months		For the Six Months
		Ended June 30,		Ended June 30,
		2010	2009	2010	2009
Commodity futures contracts	Losses (Gains) and Other Expenses, net	$1.0	$(1.1)	$0.6	$(1.8)
Foreign currency forward contracts	Losses (Gains) and Other Expenses, net	(0.1)	2.2	(0.8)	2.2

		$0.9	$1.1	$(0.2)	$0.4

     For more information on the fair value of these derivative instruments, see Note 14.
5. Income Taxes:
     As of June 30, 2010, we had approximately $1.6 million in total gross unrecognized tax benefits. Of this amount, $1.1 million (net of federal benefit on state issues), if recognized, would be recorded through the Consolidated Statement of Operations. As of June 30, 2010, we had recognized $0.1 million (net of federal tax benefits) in interest and penalties in income tax expense.
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
     Since January 1, 2010, numerous states including Colorado, Maine, Utah, the District of Columbia and California have enacted legislation effective for tax years beginning on or after January 1, 2010, including requirements for combined reporting and changes to apportionment methods.
6. Commitments and Contingencies:
     We are subject to contingencies that arise in the normal course of business, including product warranties and other product related contingencies, pending litigation, environmental matters and other guarantees or claims.
     We use a combination of third-party insurance and self-insurance plans (large deductible or captive) to provide protection against claims relating to contingencies such as workers’ compensation, general liability, product liability, property damage, aviation liability, directors’ and officers’ liability, auto liability, physical damage and other exposures. Self-insurance expense and liabilities are actuarially determined based on our historical claims information, as well as industry factors and trends and because we have a captive insurance company, we are required to maintain specified levels of liquid assets from which we must pay claims. The majority of our self-insured risks (excluding auto liability and physical damage) will be paid over an extended period of time. There have been no material changes since our latest fiscal year-end. We also maintain third-party insurance coverage for risks not retained within our large deductible or captive insurance plans. The self-insurance liabilities recorded in Accrued Expenses in the accompanying Consolidated Balance Sheets were $64.2 million and $60.4 million as of June 30, 2010 and December 31, 2009, respectively.
     Total liabilities for estimated warranty are included in the following captions on the accompanying Consolidated Balance Sheets (in millions):

	As of	As of
	June 30,	December 31,
	2010	2009
Accrued Expenses	$29.6	$31.5
Other Liabilities	46.3	50.0

	$75.9	$81.5

     The changes in the total warranty liabilities for the first six months of 2010 were as follows (in millions):

Total warranty liability as of December 31, 2009	$81.5
Payments made in 2010	(12.9)
Changes resulting from issuance of new warranties	14.2
Changes in estimates associated with pre-existing liabilities	(6.1)
Changes in foreign currency exchange rates	(0.8)

Total warranty liability as of June 30, 2010	$75.9

	As of	As of
	June 30,	December 31,
	2010	2009
Accrued product quality issue (not covered under warranty)	$18.9	$21.6

          At the end of each accounting period, we evaluate our warranty liabilities and during the second quarter of each year, we perform a complete reevaluation of our warranty liabilities. As a result of our annual evaluation, we have recorded a reduction in warranty liabilities that is the principal amount contained within the changes in estimates associated with pre-existing liabilities of $6.1 million above.
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
     We have identified a product quality issue in a heating and cooling product line produced in 2006 and 2007 that we believe results from a vendor-supplied materials quality issue. We have recorded an expense of $24.6 million in 2009 for the portion of the issue that is probable and can be reasonably estimated based upon the current data available and $18.9 million remained accrued as of June 30, 2010. There were no provisions to 2010. We may incur additional charges in the future as more information becomes available. The expense for this product quality issue, and the related liability, is not included in the tables related to our estimated warranty liabilities. The expense related to this product quality issue was classified in Cost of Goods Sold in the Consolidated Statements of Operations and the related liability is included in Accrued Expenses in the accompanying Consolidated Balance Sheets.
We estimate the costs to settle pending litigation based on experience involving similar claims and specific facts known. We do not believe that any current or pending or threatened litigation with have a material adverse effect on our financial position. Litigation and arbitration, however, involve uncertainties and it is possible that the eventual outcome of litigation could adversely affect our results of operations for a particular period. We are the defendant in a class action lawsuit related to certain hearth products we produced and sold that claims such products are hazardous and that consumers were not adequately warned. We recorded charges totaling $5.6 million related to this matter during the second quarter of 2010 and we may incur additional charges in the future. These charges are included in Selling, General and Administrative Expenses and Losses (Gains) and Other Expenses, Net in the accompanying Consolidated Statement of Operations.
     Our obligations under the Lake Park Lease are secured by a pledge of our interest in the leased property and are also guaranteed by us and certain of our subsidiaries. The Lake Park Lease, as amended, contains restrictive covenants that are consistent with those of our domestic revolving credit facility. We are in compliance with these financial covenants as of June 30, 2010.
7. Lines of Credit and Financing Arrangements:
     Long —Term Debt and Lines of Credit
     The following tables summarize our outstanding debt obligations and the classification in the accompanying Consolidated Balance Sheets (in millions):

Description of Obligations	Short-Term	Current	Long-Term
As of June 30, 2010	Debt	Maturities	Maturities	Total
Domestic revolving credit facility	$—	$—	$132.0	$132.0
Senior unsecured notes	—	—	200.0	200.0
Capital lease obligations	—	0.5	17.6	18.1
Foreign obligations	6.1	—	—	6.1

Total debt	$6.1	$0.5	$349.6	$356.2

Description of Obligations	Short-Term	Current	Long-Term
As of June 31, 2009	Debt	Maturities	Maturities	Total
Domestic promissory notes (1)	$—	$35.0	$—	$35.0
Domestic revolving credit facility	—	—	176.5	176.5
Capital lease obligations	—	0.4	17.1	17.5
Foreign obligations	2.2	0.1	0.2	2.5

Total debt	$2.2	$35.5	$193.8	$231.5

(1)	The domestic promissory notes that were due to mature on June 1, 2010 were prepaid during the first quarter of 2010.
     As of June 30, 2010, we had outstanding borrowings of $132.0 million under the $650 million domestic revolving credit facility and $72.0 million was committed to standby letters of credit. All of the remaining $446.0 million was available for future borrowings after consideration of covenant limitations. The facility matures in October 2012. As of June 30, 2010, we were in compliance with all covenant requirements.
     We have additional borrowing capacity through several of our foreign subsidiaries used primarily to finance seasonal borrowing needs. We had $6.1 million and $2.5 million of obligations outstanding through our foreign subsidiaries as of June 30, 2010 and December 31, 2009, respectively. Available borrowing capacity at June 30, 2010 and December 31, 2009, under foreign facilities was $11.9 million and $12.6 million, respectively.
     The domestic revolving credit facility includes a subfacility for swingline loans of up to $50 million and provides for the issuance of letters of credit for the full amount of the credit facility. Our weighted average borrowing rate on the facility was 0.95% and 0.84% as of June 30, 2010 and December 31, 2009, respectively.
     Our domestic revolving credit facility contains financial covenants relating to leverage and interest coverage.

Other covenants contained in the domestic revolving credit facility restrict, among other things, mergers, asset dispositions, guarantees, debt, liens, acquisitions, investments, affiliate transactions and our ability to make restricted payments. The financial covenants require us to maintain defined levels of Consolidated Indebtedness to Adjusted EBITDA Ratio and a Cash Flow (defined as EBITDA minus capital expenditures) to Net Interest Expense Ratio. The required ratios under our domestic revolving credit facility as of June 30, 2010 are detailed below:

Consolidated Indebtedness to Adjusted EBITDA Ratio no greater than	3.5 : 1.0
Cash Flow to Net Interest Expense Ratio no less than	3.0 : 1.0
     Our domestic revolving credit facility contains customary events of default. These events of default include nonpayment of principal or interest, breach of covenants or other restrictions or requirements, default on certain other indebtedness or receivables securitizations (cross default), and bankruptcy. A cross default under our revolving credit facility could occur if:
•	we fail to pay any principal or interest when due on any other indebtedness or receivables securitization of at least $40.0 million; or

•	we are in default in the performance of, or compliance with, any term of any other indebtedness or receivables securitization in an aggregate principal amount of at least $40.0 million, or any other condition exists which would give the holders the right to declare such indebtedness due and payable prior to its stated maturity.
     Each of our major debt agreements contains agreements by which a default under one agreement causes a default in the others. If a cross default under the revolving credit facility, our senior unsecured notes, or our revolving period asset securitization program was to occur, it could have a wider impact on our liquidity than might otherwise occur from a default of a single debt instrument or lease commitment.
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
     On May 6, 2010, we issued $200.0 million of senior unsecured notes due May 15, 2017 bearing fixed interest at 4.90% as a result of a public offering of securities. We received proceeds of $199.8 million from the offering for a yield of 4.91%. We also paid and capitalized $1.9 million of debt issue costs related to the issuance. We will pay interest on the notes semiannually on May 15 and November 15.
     The notes are guaranteed, on a senior unsecured basis, by each of our domestic subsidiaries that guarantee payment by us of any indebtedness under our domestic revolving credit facility. The indenture governing the notes contains covenants that, among other things, limit our ability and the ability of the subsidiary guarantors to: create or incur certain liens; enter into certain sale and leaseback transactions; enter into certain mergers, consolidations and transfers of substantially all of our assets; and transfer certain properties. The indenture also contains a cross default provision which is triggered if we default on other debt of at least $75 million in principal which is then accelerated, and such acceleration is not rescinded within 30 days of the notice date.
     During the first quarter of 2010, our captive insurance subsidiary entered into an agreement in which cash was placed into a trust for the benefit of a third-party insurance provider. The purpose of the trust is to pay Workers Compensation claims for policy years 2003 — 2009 until the liabilities are fully extinguished. These policies were written by the third-party insurance provider, and then reinsured by our captive insurance subsidiary. This transaction was classified as restricted cash on the accompanying Consolidated Balance Sheets. The balance at June 30, 2010 was $23.8 million.
Asset Securitization
     Under a revolving period asset securitization arrangement (“ASA”), we are eligible to sell beneficial interests in a portion of our trade accounts receivable to participating financial institutions for cash.
     The ASA contains certain restrictive covenants relating to the quality of our accounts receivable and cross-default provisions with our Credit Agreement. The administrative agent under the ASA is also a participant in our Credit Agreement. The administrative agent has an investment grade credit rating. We continue to evaluate its creditworthiness and have no reason to believe it will not perform under the ASA. As of June 30, 2010, we were in compliance with all covenant requirements.

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

	As of	As of
	June 30,	December 31,
	2010	2009
Eligible amount available under the ASA on qualified accounts receivable	$100.0	$72.5
Beneficial interest sold	—	—

Remaining amount available	$100.0	$72.5

     Under the ASA, we pay certain discount fees to use the program and have the facility available to us. These fees relate to both the used and unused portions of the securitization. The used fee is based on the beneficial interest sold and calculated on the average floating commercial paper rate determined by the purchaser of the beneficial interest, plus a program fee of 1.15%. The rate was 1.58% and 1.38% as of June 30, 2010 and December 31, 2009, respectively. The unused fee is based on 102% of the maximum available amount less the beneficial interest sold and calculated at 0.5% fixed rate throughout the term of the agreement. We recorded these fees in Selling, General and Administrative Expenses in the accompanying Consolidated Statements of Operations. The amounts recorded were as follows (in millions):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Discount fees	$0.1	$0.2	$0.3	$0.4
8. Pension and Postretirement Benefit Plans:
     The components of net periodic benefit cost were as follows (in millions):

	For the Three Months Ended June 30,
	2010	2009	2010	2009
	Pension Benefits		Other Benefits
Service cost	$1.3	$1.4	$0.2	$0.2
Interest cost	4.4	4.4	0.2	0.2
Expected return on plan assets	(4.9)	(4.1)	—	—
Amortization of prior service cost	0.1	0.2	(0.5)	(0.5)
Amortization of net loss	2.1	2.2	0.3	0.3
Settlements or curtailments	—	0.4	—	—

Total net periodic pension cost	$3.0	$4.5	$0.2	$0.2

	For the Six Months Ended June 30,
	2010	2009	2010	2009
	Pension Benefits		Other Benefits
Service cost	$2.5	$2.8	$0.4	$0.4
Interest cost	8.8	8.7	0.4	0.4
Expected return on plan assets	(9.7)	(8.1)	—	—
Amortization of prior service cost	0.2	0.3	(1.0)	(1.0)
Amortization of net loss	4.3	4.5	0.6	0.6
Settlements or curtailments	—	0.4	—	—

Total net periodic pension cost	$6.1	$8.6	$0.4	$0.4

The fair values of our pension plan assets, by asset category, are as follows:

	Fair Value Measurements as of
	June 30, 2010
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets Category:
Cash and cash equivalents	$6.2	$—	$—	$6.2
Commingled pools / Collective Trusts
U.S. equity (1)	—	28.9	—	28.9
International equity (2)	—	43.8	—	43.8
Fixed income (3)	—	75.2	—	75.2
Mutual funds
U.S. equity (4)	34.6	—	—	34.6
International equity (4)	4.9	—	—	4.9
Fixed income (5)	6.1	—	—	6.1
Balanced pension trust (6)
U.S. equity	—	1.8	—	1.8
International equity	—	6.2	—	6.2
Bonds	—	4.8	—	4.8
Deposit pension fund (7)	—	7.2	—	7.2
Guaranteed investment contracts	—	1.9	—	1.9

Total	$51.8	$169.8	$—	$221.6

Additional information about assets measured at Net Asset Value per share (in millions):

	As of June 30, 2010
		Redemption
		Frequency
		(if currently	Redemption
	Fair Value	eligible)	Notice Period
Assets Category:
Commingled pools / Collective Trusts
U.S. equity (1)	$28.9	n/a	n/a
International equity (2)	43.8	Monthly	10 — 15 days
Fixed income (3)	75.2	Quarterly	15 days
Mutual funds
U.S. equity (4)	34.6	n/a	n/a
International equity (4)	4.9	n/a	n/a
Fixed income (5)	6.1	n/a	n/a
Balanced pension trust (6)
U.S. equity	1.8	Daily	5 days
International equity	6.2	Daily	5 days
Bonds	4.8	Daily	5 days
Deposit pension fund (7)	7.2	Daily	7 days

Total	$213.5

(1)	This category includes investments primarily in U.S. equity securities that include large, mid and small capitalization companies.

(2)	This category includes investments primarily in non-U.S. equity securities that include large, mid and small capitalization companies in large developed markets as well as emerging markets equities.

(3)	This category includes investments in U.S. investment grade and high yield fixed income securities, non-U.S. fixed income securities and emerging markets fixed income securities.

(4)	These funds seek capital appreciation and generally invest in common stocks of U.S. and Non-U.S. issuers. They may invest in growth stocks or value stocks.

(5)	This fund seeks to provide inflation protection. It currently invests at least 80% of its assets in inflation-indexed bonds issued by the U.S. government. It may invest in bonds of any maturity, though the fund typically maintains a dollar-weighted average maturity of 7 to 20 years.

(6)	The investment objectives of the fund are to provide long-term capital growth and income by investing primarily in a well-diversified, balanced portfolio of Canadian common stocks, bonds and money market securities. The fund also holds a portion of its assets in U.S. and non-U.S. equities.

(7)	This fund invests in United Kingdom money market instruments and includes cash, bank deposits and short-term fixed interest investments.
9. Stock-Based Compensation:
     Our 2010 Incentive Plan, as amended and restated provides for various long-term incentive awards, which include stock options, performance share units, restricted stock units and stock appreciation rights. Net stock-based compensation expense of $3.4 million and $3.1 million was recognized for the second quarters of 2010 and 2009, respectively. Net stock-based compensation expense of $7.7 million and $5.2 million was recognized for the first six months of 2010 and 2009, respectively. These expenses are included in Selling, General and Administrative Expenses in the accompanying Consolidated Statements of Operations.
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
     Information on Total Restructuring Charges and Related Reserves
     Restructuring charges incurred include the following amounts (in millions):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Manufacturing rationalizations	$2.3	$1.3	$7.7	$8.9
Reorganization of distribution network	—	0.2	0.2	0.3
Reorganizations of corporate and business unit selling and administrative functions	0.9	3.2	2.4	6.7

Total	$3.2	$4.7	$10.3	$15.9

     The components of the $3.2 million of restructuring charges recorded in the second quarter of 2010 are discussed in greater detail in later sections of this footnote.
     In the second quarter of 2009, restructuring charges for manufacturing rationalizations included $0.8 million related to the consolidation of Residential Heating & Cooling manufacturing operations from Blackville, South Carolina into our operations in Orangeburg, South Carolina and Saltillo, Mexico. Manufacturing rationalizations recorded in the second quarter of 2009 also included $0.3 million of charges related to the transition of production of certain Residential Heating & Cooling products from our Marshalltown, Iowa manufacturing facility to our manufacturing operations in Saltillo, Mexico and $0.2 million of charges related to the closure of our Refrigeration operations in Danville, Illinois and the consolidation of Danville manufacturing, support and warehouse functions into our Tifton, Georgia and Stone Mountain, Georgia operations.
     In the second quarter of 2009, restructuring charges related to reorganizations of corporate and business unit selling and administrative functions included $2.1 million related to the reorganization of our Commercial Heating & Cooling business unit’s selling and administrative functions in Northern Europe and $0.7 million related to the reorganization of the management structure of our Refrigeration administrative and support functions across the globe. Restructuring charges recorded in the second quarter of 2009 also included $0.2 million related to the centralization of certain Service Experts administrative and support functions and $0.2 million related to the reorganization of certain corporate administrative functions.
     Restructuring reserves are included in Accrued Expenses in the accompanying Consolidated Balance Sheets.

     The table below details activity within the restructuring reserves for the first half of 2010 (in millions):

	Balance as of	Charged		Non-Cash	Balance as of
	December 31,	to	Cash	Utilization	June 30,
Description of Reserves	2009	Earnings	Utilization	and Other	2010
Severance and related expense	$21.1	$5.3	$(15.7)	$(1.8)	$8.9
Asset write-offs and accelerated depreciation	—	2.5	—	(2.5)	—
Equipment moves	—	0.4	(0.4)	—	—
Lease termination	0.3	0.3	(0.3)	—	0.3
Other	0.8	1.8	(1.8)	(0.6)	0.2

Total restructuring reserves	$22.2	$10.3	$(18.2)	$(4.9)	$9.4

     Manufacturing Rationalization Activities
     Information regarding the restructuring charges related to manufacturing rationalizations is as follows (in millions):

			Total
	Charges	Charges	Charges
	Incurred in	Incurred to	Expected to
	2010	Date	be Incurred
Severance and related expense	$4.6	$29.7	$29.8
Asset write-offs and accelerated depreciation	2.1	10.6	11.0
Equipment moves	0.3	2.4	3.3
Other	0.7	4.5	6.5

Total	$7.7	$47.2	$50.6

     Restructuring expense for manufacturing rationalization activities related to the following:
•	In the first quarter of 2010, we began to exit certain Refrigeration manufacturing operations in Milperra, Australia. Total restructuring charges related to this action recorded in the first half of 2010 were $5.2 million, which was composed of severance of $4.0 million, asset write-offs of $1.1 million and other charges of $0.1 million. During the second quarter of 2010 we recorded $0.1 million of restructuring charges related to this action. This action was substantially completed during the first half of 2010.

•	In the fourth quarter of 2009, we began the consolidation of certain Refrigeration manufacturing operations located in Parets, Spain into our existing operations in Genas, France. During the first half of 2010 we recorded restructuring charges totaling $1.5 million related to this action, which was composed of $0.7 of asset write-offs and $0.8 million of severance. During the second quarter of 2010 we recorded $1.3 million of restructuring charges related to this action. This action was substantially completed during the first half of 2010.

•	In the first quarter of 2009, we began the consolidation of Residential Heating & Cooling manufacturing operations from Blackville, South Carolina into our operations in Orangeburg, South Carolina and Saltillo, Mexico. Total restructuring charges recorded related to this action in the first half of 2010 were $1.0 million, primarily composed of equipment move costs, accelerated depreciation, severance and other plant closure costs. During the second quarter of 2010 we recorded $0.6 million of restructuring charges related to this action. The consolidation is expected to be completed during the first quarter of 2011.

•	Additionally, during the first half of 2010, we reversed $0.3 million of restructuring severance charges related to the consolidation of certain Commercial Heating & Cooling manufacturing operations located in Mions, France into our existing manufacturing operations in Longvic, France to adjust estimated amounts to actual.
     Reorganization of Distribution Network
In the fourth quarter of 2008, we commenced the transition of activities currently performed at our North American Parts Center in Des Moines, Iowa to other locations, including our North American Distribution

Center in Marshalltown, Iowa. We incurred $0.2 million of restructuring charges, which was composed of severance, during the second quarter and first half of 2010 related to this transition. To date, we have incurred $3.2 million, which was composed primarily of severance, and we expect the total cost to be $3.6 million related to this restructuring activity. The total cost of this restructuring activity will be composed of severance of $2.6 million, equipment moving costs of $0.3 million and other costs of $0.7 million. The transition is expected to be completed in the fourth quarter of 2010.
Reorganizations of Corporate and Business Unit Selling and Administrative Functions
   Information regarding the restructuring charges related to the reorganization of corporate and business unit selling and administrative functions is as follows (in millions):

			Total
	Charges	Charges	Charges
	Incurred in	Incurred to	Expected to
	2010	Date	be Incurred
Employee relocation	$1.0	$1.4	$1.8
Severance and related expense	0.6	21.2	21.4
Asset write-offs and accelerated depreciation	0.4	1.2	1.3
Lease termination	0.3	2.0	2.4
Other	0.1	0.8	1.0

Total	$2.4	$26.6	$27.9

     We incurred costs related to the following restructuring actions in our selling and administrative activities:
•	In the third quarter of 2009, we initiated the relocation of Residential Heating & Cooling factory-built fireplace headquarters from Orange, California to Nashville, Tennessee and the consolidation of customer and technical service departments into our existing hearth products plant in Union City, Tennessee. As a result of this action, we recorded restructuring charges of $1.6 million during first half of 2010, which primarily consisted of employee relocation and lease termination costs. During the second quarter of 2010 we recorded $0.2 million of restructuring charges related to this action. Total anticipated restructuring charges related to this action are expected to total $4.1 million and consist principally of severance, recruiting, relocation costs and lease termination costs. We substantially completed this action during the first half of 2010.

•	During the first quarter of 2009, we reorganized the management structure of our Refrigeration administrative and support functions across the globe. As a result of this action, we recorded restructuring severance charges of $0.3 million during the first half of 2010. During the second quarter of 2010 we recorded $0.2 million of restructuring charges related to this action. The action will be completed during the third quarter of 2010.

•	During the second quarter of 2010, we recorded restructuring charges incurred related to the reorganization of certain administrative operations of an acquired company within our Service Experts segment. In connection with this action, we recorded asset write-offs totaling $0.3 million. Total anticipated restructuring costs associated with this action are $0.8 million and will consist of primarily of asset write-offs and lease termination costs. This action is expected to be completed by the end of the third quarter of 2010.

•	In the third quarter of 2008, our Commercial Heating & Cooling business unit began to reorganize its selling and administrative functions in Northern Europe through a series of restructuring actions. Total restructuring charges recorded in the second quarter and first half of 2010 related to this action were $0.2 million. This action was completed in the second quarter of 2010.
11. Discontinued Operations:
     Service Experts Discontinued Operations
A summary of net trade sales and operational losses classified as Discontinued Operations in the accompanying Consolidated Statements of Operations are detailed below (in millions):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net trade sales	$—	$6.5	$0.2	$12.6
Operational loss from discontinued operations(1)	(0.4)	(6.8)	(0.8)	(7.4)

(1)	Included in the operational loss from discontinued operations are losses on the disposal of the assets and liabilities of the service centers sold of $0.4 million and $0.3 million for the three and six months ended June 30, 2010, respectively, and gains on disposal of the assets and liabilities of service centers sold of $1.0 million for the six months ended June 30, 2009. Included in operational loss from discontinued operations for the three and six months ended June 30, 2009, was a charge of $6.2 million for litigation related to the sale of a service center in 2004.
     The assets and liabilities of the discontinued operations are presented as follows in the accompanying Consolidated Balance Sheets (in millions):

	As of	As of
	June 30,	December 31,
	2010	2009
Assets of discontinued operations:
Other assets	$—	$3.6
Liabilities of discontinued operations:
Accrued expenses	$0.7	$1.3
12. Earnings Per Share:
     Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net income by the sum of the weighted-average number of shares and the number of equivalent shares assumed outstanding, if dilutive, under our stock-based compensation plans.
     The computations of basic and diluted earnings per share for Income from Continuing Operations were as follows (in millions, except per share data):

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income	$48.3	$31.7	$46.7	$13.6
Add: Loss from discontinued operations	0.4	4.2	0.7	4.6

Income from continuing operations	$48.7	$35.9	$47.4	$18.2

Weighted-average shares outstanding — basic	55.1	55.4	55.6	55.3
Effect of diluted securities attributable to stock-based payments	1.2	1.2	1.2	0.6

Weighted-average shares outstanding — diluted	56.3	56.6	56.8	55.9

Earnings per share from continuing operations:
Basic	$0.88	$0.65	$0.85	$0.33
Diluted	$0.86	$0.63	$0.83	$0.33
     Stock appreciation rights were outstanding, but not included in the diluted earnings per share calculation because the assumed exercise of such rights would have been anti-dilutive. The details are as follows:

	For the Six Months Ended June 30,
	2010	2009
Number of shares	546,289	625,334
Price ranges per share	$36.94	$34.52 - 37.11

13. Reportable Business Segments:
     We operate in four reportable business segments of the heating, ventilation, air conditioning and refrigeration (“HVACR”) industry. Our segments are organized primarily by the nature of the products and services provided. The table below details the nature of the operations of each reportable segment:

Segment	Product or Services	Markets Served	Geographic Areas
Residential Heating & Cooling	Heating	Residential Replacement	United States
	Air Conditioning	Residential New	Canada
	Hearth Products	Construction

Commercial Heating & Cooling	Rooftop Products	Light Commercial	United States
	Chillers		Canada
	Air Handlers		Europe

Service Experts	Equipment Sales Installation	Residential Light Commercial	United States Canada
Maintenance
Repair

Refrigeration	Unit Coolers	Light Commercial	United States
	Condensing Units	Food Preservation and	Canada
	Other Commercial	Non-Food/Industrial	Europe
	Refrigeration Products		Asia Pacific
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
     Net sales and segment profit (loss) by business segment, along with a reconciliation of segment profit (loss) to Income from Continuing Operations Before Income Taxes are shown below (in millions):

	For the Three Months		For the Six Months Ended
	Ended June 30,		June 30,
	2010	2009	2010	2009
Net Sales
Residential Heating & Cooling	$413.4	$379.3	$697.6	$625.6
Commercial Heating & Cooling	175.8	162.7	295.4	294.2
Service Experts	167.6	147.2	294.7	251.6
Refrigeration	139.8	122.1	271.2	235.8
Eliminations (1)	(24.5)	(27.3)	(42.7)	(42.7)

	$872.1	$784.0	$1,516.2	$1,364.5

Segment Profit (Loss)(2)
Residential Heating & Cooling	$52.5	$39.3	$59.6	$34.5
Commercial Heating & Cooling	27.8	19.3	31.3	21.3
Service Experts	12.8	8.8	8.2	1.7
Refrigeration	15.3	9.6	30.2	16.1

	For the Three Months		For the Six Months Ended
	Ended June 30,		June 30,
	2010	2009	2010	2009
Corporate and other	(19.6)	(14.7)	(32.8)	(28.6)
Eliminations (1)	(0.3)	—	(0.2)	(0.3)

Subtotal that includes segment profit and eliminations	88.5	62.3	96.3	44.7
Reconciliation to income from continuing operations before income taxes:
Items in losses (gains) and other expenses, net that are excluded from segment profit (3)	6.0	(2.0)	6.2	(4.6)
Restructuring charges	3.2	4.7	10.3	15.9
Interest expense, net	3.1	2.0	5.6	3.9
Other expense, net	0.1	0.1	0.1	0.1

Income from continuing operations before income taxes	$76.1	$57.5	$74.1	$29.4

(1)	Eliminations consist of intercompany sales between business segments, such as products sold to Service Experts by the Residential Heating & Cooling segment.

(2)	We define segment profit and loss as a segment’s income or loss from continuing operations before income taxes included in the accompanying Consolidated Statements of Operations: Excluding:
o	Special product quality adjustments.

o	Items within Losses (Gains) and Other Expenses, net that are noted in (3).

o	Restructuring charges.

o	Goodwill and equity method investment impairments.

o	Interest expense, net.

o	Other expense, net.

(3)	Items in Losses (Gains) and Other Expenses, net that are excluded from segment profit are net change in unrealized gains and/or losses on open future contracts, discount fee on accounts sold, realized gains and/or losses on marketable securities, special legal contingency charge, and other items.
     Total assets by business segment are shown below (in millions). The assets in the Corporate segment are primarily comprised of cash and deferred tax assets. Assets recorded in the operating segments represent those assets directly associated with those segments.

	As of	As of
	June 30,	December 31,
	2010	2009
Total Assets
Residential Heating & Cooling	$629.0	$484.2
Commercial Heating & Cooling	270.6	238.5
Service Experts	190.1	173.1
Refrigeration	350.5	357.5
Corporate and other	243.4	297.3
Eliminations (1)	(16.4)	(10.3)

Total assets	1,667.2	1,540.3
Discontinued operations (See Note 11)	—	3.6

Total assets	$1,667.2	$1,543.9

(1)	Eliminations consist of net intercompany receivables and intercompany profit included in inventory from products sold between business segments, such as products sold to Service Experts by the Residential Heating & Cooling segment.
14. Fair Value Measurements:
Assets and Liabilities Measured at Fair Value on a Recurring Basis
     The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (in millions):

Fair Value Measurements on a Recurring Basis as of
June 30, 2010
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Investment in marketable equity securities (1)	$9.3	$—	$—	$9.3
Liabilities:
Derivatives, net (2)	$—	$5.7	$—	5.7

Fair Value Measurements on a Recurring Basis as of
December 31, 2009
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Investment in marketable equity securities (1)	$5.4	$—	$—	$5.4
Derivatives, net (2)	—	10.2	—	10.2

(1)	Investment in marketable equity securities is recorded in Other Long-term Assets in the accompanying Consolidated Balance Sheets.

(2)	Liability derivatives are recorded in Accrued Expenses and Other Liabilities and asset derivatives are recorded in Other Assets in the accompanying Consolidated Balance Sheets. See Note 4 for more information.
Other Fair Value Measurements
     The carrying amounts of cash and cash equivalents, accounts and notes receivable, net, accounts payable and other current liabilities approximate fair value due to the short maturities of these instruments. The fair values of each of our long-term debt instruments are based on the quoted market prices for the same issues or on the amount of future cash flows associated with each instrument using current market rates for debt instruments of similar maturities and credit risk. The estimated fair value of long-term debt (including our domestic revolving credit facility, capital lease obligations, foreign obligations and any related current maturities) was $156.2 million and $242.5 million as of June 30, 2010 and December 31, 2009, respectively. The estimated fair value of our senior unsecured notes was $208.4 as of June 30, 2010. The fair values presented are estimates and are not necessarily indicative of amounts for which we could settle such instruments currently or indicative of our intent or ability to dispose of or liquidate them.
15. Condensed Consolidating Financial Statements
     The Company’s senior unsecured notes are unconditionally guaranteed by certain of the Company’s subsidiaries (the “Guarantor Subsidiaries”) while they are not by other subsidiaries (the “Non-Guarantor Subsidiaries”). As results of these guarantee arrangements, we are required to present the following condensed consolidating financial statements.
     The condensed consolidating financial statements reflect the investments in subsidiaries of the Company using the equity method of accounting. Intercompany account balances have been included in Accounts and Notes Receivable, Other (Current) Assets, Other Assets, net, Short-Term Debt, Accounts Payable, and Long-Term Debt line items of the Parent, Guarantor and Non-Guarantor balance sheets. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.
     Condensed consolidating financial statements of the Company, its Guarantor Subsidiaries and Non-Guarantor Subsidiaries as of June 30, 2010 and December 31, 2009 and for the three and six months ended June 30, 2010 and 2009 are shown below:

Condensed Consolidating Balance Sheets
As of June 30, 2010
(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1.3	$19.3	$41.3	$—	$61.9
Short-term investments	—	—	23.8	—	23.8
Accounts and notes receivable, net	(955.0)	771.3	645.4	(3.7)	458.0
Inventories, net	—	222.9	118.4	(2.9)	338.4
Deferred income taxes	5.1	25.4	14.9	(6.3)	39.1
Other assets	0.6	20.0	94.3	(66.6)	48.3

Total current assets	(948.0)	1,058.9	938.1	(79.5)	969.5
PROPERTY, PLANT AND EQUIPMENT, net	—	205.8	112.5	(0.1)	318.2
GOODWILL	—	50.3	208.3	(4.8)	253.8
DEFERRED INCOME TAXES	(3.1)	65.9	17.6	(14.0)	66.4
OTHER ASSETS, net	1,970.3	438.3	49.5	(2,398.8)	59.3

TOTAL ASSETS	$1,019.2	$1,819.2	$1,326.0	$(2,497.2)	$1,667.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$24.1	$—	$6.4	$(24.4)	$6.1
Current maturities of long-term debt	—	0.3	0.3	(0.1)	0.5
Accounts payable	8.2	186.5	130.1	(10.1)	314.7
Accrued expenses	8.6	229.3	120.8	(43.3)	315.4
Income taxes payable	(4.3)	2.3	14.8	(5.7)	7.1

Total current liabilities	36.6	418.4	272.4	(83.6)	643.8
LONG-TERM DEBT	332.0	104.2	122.6	(209.2)	349.6
POSTRETIREMENT BENEFITS, OTHER THAN PENSIONS	—	13.2	—	—	13.2
PENSIONS	—	59.8	9.2	—	69.0
OTHER LIABILITIES	5.1	49.5	29.2	(14.8)	69.0

Total liabilities	373.7	645.1	433.4	(307.6)	1,144.6
COMMITMENTS AND CONTINGENCIES
TOTAL STOCKHOLDERS’ EQUITY	645.5	1,174.1	892.6	(2,189.6)	522.6

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,019.2	$1,819.2	$1,326.0	$(2,497.2)	$1,667.2

Condensed Consolidating Statements of Operations
For the Three Months Ended June 30, 2010
(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET SALES	$—	$614.3	$329.9	$(72.1)	$872.1
COST OF GOODS SOLD	0.1	434.8	244.6	(72.1)	607.4

Gross profit	(0.1)	179.5	85.3	—	264.7
OPERATING EXPENSES:
Selling, general and administrative expenses	—	130.9	49.6	—	180.5
Losses (gains) and other expenses, net	1.6	4.6	(0.5)	0.1	5.8
Restructuring charges	—	1.2	2.1	(0.1)	3.2
Loss (income) from equity method investments	(56.0)	(6.4)	(4.1)	62.4	(4.1)

Operational income (loss) from continuing operations	54.3	49.2	38.2	(62.4)	79.3
INTEREST EXPENSE, net	0.3	1.9	0.9	—	3.1
OTHER EXPENSE, net	—	—	0.1	—	0.1

Income (loss) from continuing operations before income taxes	54.0	47.3	37.2	(62.4)	76.1
(BENEFIT FROM) PROVISIONS FOR INCOME TAXES	(0.8)	15.1	13.0	0.1	27.4

Income (loss) from continuing operations	54.8	32.2	24.2	(62.5)	48.7
Loss from discontinued operations	—	—	0.4	—	0.4

Net income (loss)	$54.8	$32.2	$23.8	$(62.5)	$48.3

Condensed Consolidating Statements of Operations
For the Six Months Ended June 30, 2010
(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET SALES	$—	$1,043.7	$604.1	$(131.6)	$1,516.2
COST OF GOODS SOLD	0.1	757.5	451.1	(131.6)	1,077.1

Gross profit	(0.1)	286.2	153.0	—	439.1
OPERATING EXPENSES:
Selling, general and administrative expenses	—	247.3	102.2	0.1	349.6
Losses (gains) and other expenses, net	1.4	4.5	(0.5)	0.1	5.5
Restructuring charges	—	3.2	7.2	(0.1)	10.3
(Income) loss from equity method investments	(51.2)	(3.5)	(6.1)	54.7	(6.1)

Operational income (loss) from continuing operations	49.7	34.7	50.2	(54.8)	79.8
INTEREST EXPENSE, net	—	3.8	1.8	—	5.6
OTHER EXPENSE, net	—	—	0.1	—	0.1

Income (loss) from continuing operations before income taxes	49.7	30.9	48.3	(54.8)	74.1
(BENEFIT FROM) PROVISIONS FOR INCOME TAXES	(0.6)	10.1	17.1	0.1	26.7

Income (loss) from continuing operations	50.3	20.8	31.2	(54.9)	47.4
Loss from discontinued operations	—	—	0.7	—	0.7

Net income (loss)	$50.3	$20.8	$30.5	$(54.9)	$46.7

Condensed Consolidating Balance Sheets
As of December 31, 2009
(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$0.8	$6.6	$116.9	$—	$124.3
Accounts and notes receivable, net	(975.0)	775.1	558.3	(1.4)	357.0
Inventories, net	—	139.4	113.7	(2.9)	250.2
Deferred income taxes	—	25.4	15.8	(6.3)	34.9
Other assets	12.2	19.1	93.0	(56.8)	67.5

Total current assets	(962.0)	965.6	897.7	(67.4)	833.9
PROPERTY, PLANT AND EQUIPMENT, net	—	207.8	121.8	—	329.6
GOODWILL	—	46.7	215.4	(4.7)	257.4
DEFERRED INCOME TAXES	—	67.3	21.2	(13.9)	74.6
OTHER ASSETS, net	1,905.1	371.4	41.5	(2,269.6)	48.4

TOTAL ASSETS	$943.1	$1,658.8	$1,297.6	$(2,355.6)	$1,543.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$25.1	$—	$2.5	$(25.4)	$2.2
Current maturities of long-term debt	35.0	—	0.5	—	35.5
Accounts payable	7.9	115.4	122.7	(7.8)	238.2
Accrued expenses	5.1	192.5	154.3	(34.0)	317.9
Income taxes payable	(17.5)	(21.6)	43.2	(4.1)	—

Total current liabilities	55.6	286.3	323.2	(71.3)	593.8
LONG-TERM DEBT	176.5	98.8	117.4	(198.9)	193.8
POSTRETIREMENT BENEFITS, OTHER THAN PENSIONS	—	13.4	—	—	13.4
PENSIONS	—	56.3	10.5	(0.1)	66.7
OTHER LIABILITIES	2.6	50.9	32.9	(14.6)	71.8

Total liabilities	234.7	505.7	484.0	(284.9)	939.5
COMMITMENTS AND CONTINGENCIES
TOTAL STOCKHOLDERS’ EQUITY	708.4	1,153.1	813.6	(2,070.7)	604.4

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$943.1	$1,658.8	$1,297.6	$(2,355.6)	$1,543.9

Condensed Consolidating Statements of Operations
For the Three Months Ended June 30, 2009
(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET SALES	$—	$563.7	$286.0	$(65.7)	$784.0
COST OF GOODS SOLD	0.1	403.6	218.2	(65.4)	556.5

Gross profit	(0.1)	160.1	67.8	(0.3)	227.5
OPERATING EXPENSES:
Selling, general and administrative expenses	—	117.0	47.3	—	164.3
(Gains) losses and other expenses, net	(2.2)	0.1	2.8	—	0.7
Restructuring charges	—	1.7	2.9	0.1	4.7
(Income) loss from equity method investments	(30.3)	0.5	(1.9)	29.9	(1.8)

Operational income (loss) from continuing operations	32.4	40.8	16.7	(30.3)	59.6
INTEREST (INCOME) EXPENSE, net	(0.1)	2.2	(0.2)	0.1	2.0
OTHER EXPENSE, net	—	—	0.1	—	0.1

Income (loss) from continuing operations before income taxes	32.5	38.6	16.8	(30.4)	57.5
PROVISIONS FOR INCOME TAXES	0.8	14.5	6.3	—	21.6

Income (loss) from continuing operations	31.7	24.1	10.5	(30.4)	35.9
Loss from discontinued operations	—	—	4.2	—	4.2

Net income (loss)	$31.7	$24.1	$6.3	$(30.4)	$31.7

Condensed Consolidating Statements of Operations
For the Six Months Ended June 30, 2009
(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET SALES	$—	$963.4	$517.8	$(116.7)	$1,364.5
COST OF GOODS SOLD	0.1	713.0	402.9	(116.7)	999.3

Gross profit	(0.1)	250.4	114.9	—	365.2
OPERATING EXPENSES:
Selling, general and administrative expenses	—	228.3	91.1	(0.1)	319.3
(Gains) losses and other expenses, net	(4.8)	—	4.6	—	(0.2)
Restructuring charges	—	9.0	6.9	—	15.9
(Income) loss from equity method investments	(0.2)	10.2	(3.2)	(10.0)	(3.2)

Operational income from continuing operations	4.9	2.9	15.5	10.1	33.4
INTEREST (INCOME) EXPENSE, net	(0.4)	4.5	(0.3)	0.1	3.9
OTHER EXPENSE, net	—	—	0.1	—	0.1

Income (loss) from continuing operations before income taxes	5.3	(1.6)	15.7	10.0	29.4
PROVISIONS FOR INCOME TAXES	1.9	3.2	6.1	—	11.2

Income (loss) from continuing operations	3.4	(4.8)	9.6	10.0	18.2
Loss from discontinued operations	—	—	4.6	—	4.6

Net income (loss)	$3.4	$(4.8)	$5.0	$10.0	$13.6

Condensed Consolidating Statements of Cash Flows
For the Six Months Ended June 30, 2010
(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$26.9	$2.7	$(55.6)	$—	$(26.0)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the disposal of property, plant and equipment	—	—	0.1	—	0.1
Purchases of property, plant and equipment	—	(15.7)	(4.0)	—	(19.7)
Proceeds from sale of business	—	0.1	3.4	—	3.5
Acquisition of business	—	(6.4)	(1.0)	—	(7.4)
Restricted cash	—	—	(23.8)	—	(23.8)

Net cash used in investing activities	—	(22.0)	(25.3)	—	(47.3)
CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term borrowings, net	—	—	4.2	—	4.2
Long-term payments	(35.0)	—	(0.3)	—	(35.3)
Issuance of senior unsecured notes	199.8	—	—	—	199.8
Revolver long-term borrowings, net	(44.5)	—	—	—	(44.5)
Proceeds from stock option exercises	1.4	—	—	—	1.4
Payments of deferred financing costs	(1.7)	—	—	—	(1.7)
Repurchases of common stock	(99.5)	—	—	—	(99.5)
Excess tax benefits related to share-based payments	2.6	—	—	—	2.6
Intercompany debt	(14.8)	8.4	6.4	—	—
Intercompany financing activity	(19.6)	23.6	(4.0)	—	—
Intercompany investments	(7.9)	—	7.9	—	—
Intercompany dividends	9.0	—	(9.0)	—	—
Cash dividends paid	(16.2)	—	—	—	(16.2)

Net cash (used in) provided by financing activities	(26.4)	32.0	5.2	—	10.8
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	0.5	12.7	(75.7)	—	(62.5)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	0.1	—	0.1
CASH AND CASH EQUIVALENTS, beginning of year	0.8	6.6	116.9	—	124.3

CASH AND CASH EQUIVALENTS, end of year	$1.3	$19.3	$41.3	$—	$61.9

Condensed Consolidating Statements of Cash Flows
For the Six Months Ended June 30, 2009
(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$60.9	$(2.9)	$24.7	$—	$82.7
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the disposal of property, plant and equipment	—	0.1	0.1	—	0.2
Purchases of property, plant and equipment	—	(17.9)	(3.7)	—	(21.6)
Proceeds from sale of business	—	0.5	—	—	0.5
Return on investment	—	—	0.5	—	0.5
Purchases of short-term investments	—	—	(17.0)	—	(17.0)
Proceeds from sales and maturities of short-term investments	—	—	16.8	—	16.8

Net cash used in investing activities	—	(17.3)	(3.3)	—	(20.6)
CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term borrowings, net	—	—	1.1	—	1.1
Long-term payments	—	—	(1.3)	—	(1.3)
Revolver long-term payments, net	(100.8)	—	—	—	(100.8)
Proceeds from stock option exercises	1.9	—	—	—	1.9
Repurchases of common stock	(2.7)	—	—	—	(2.7)
Excess tax benefits related to share-based payments	0.2	—	—	—	0.2
Intercompany debt	25.7	(2.6)	(23.1)	—	—
Intercompany financing activity	25.8	38.3	(64.1)	—	—
Intercompany dividends	5.0	—	(5.0)	—	—
Cash dividends paid	(15.5)	—	—	—	(15.5)

Net cash (used in) provided by financing activities	(60.4)	35.7	(92.4)	—	(117.1)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	0.5	15.5	(71.0)	—	(55.0)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	(1.7)	—	(1.7)
CASH AND CASH EQUIVALENTS, beginning of year	—	3.1	119.0	—	122.1

CASH AND CASH EQUIVALENTS, end of year	$0.5	$18.6	$46.3	$—	$65.4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
     The principal elements of cost of goods sold in our manufacturing operations are components, raw materials, factory overhead, labor and estimated costs of warranty expense. In our Service Experts segment, the principal components of cost of goods sold are equipment, parts and supplies and labor. The principal raw materials used in our manufacturing processes are steel, copper and aluminum. In recent years, the volatility of commodity prices and related components has impacted us and the HVACR industry in general. We partially mitigate the impact of higher commodity prices through a combination of price increases, commodity contracts, improved production efficiency and cost reduction initiatives. We also partially mitigate volatility in the prices of these commodities by entering into futures contracts and fixed forward contracts.
     Our fiscal year ends on December 31 and our interim fiscal quarters are each comprised of 13 weeks. For convenience, throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the 13-week periods comprising each fiscal quarter are denoted by the last day of the calendar quarter.
     The second quarter of each fiscal year is the beginning of the summer and our most profitable season. End markets in the Residential Heating & Cooling and Service Experts businesses continued to show stronger growth for the second quarter of 2010 as compared to the second quarter of 2009 and sales improved in our Commercial Heating & Cooling and Refrigeration businesses as compared to the second quarter of 2009. While our end markets continue to recover, we remain cautious regarding overall economic conditions in the near term.
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
Company Highlights
•	Net sales for the second quarter of 2010 were $872.1 million, compared to $784.0 million in 2009 and were favorably impacted by higher volumes across all segments.

•	Operational income from continuing operations for the second quarter of 2010 was $79.3 million compared to $59.6 million for the second quarter of 2009. The improvement to operational income was primarily due to higher sales volumes, lower material costs and savings from productivity initiatives.

•	Net income for the second quarter of 2010 was $48.3 million compared to $31.7 million in the same period in 2009. Diluted earnings per share was $0.86 per share in the second quarter 2010 compared to $0.56 per share in the second quarter of 2009.

•	Cash of $26.0 million was used in operating activities for first half of 2010 compared to cash provided by operating activities of $82.7 million in the first half of 2009. Cash provided by operating activities was lower primarily due to increased working capital requirements including the increased build of inventory levels in the first half of 2010 in order to support increased production volumes for the peak sales season and new product introductions. Also, first half of 2009 cash flows from operating activities were favorably impacted by the return of $37.4 million of collateral posted related to commodity hedges.

•	During the first half of 2010, we returned $94.4 million to shareholders through share repurchases.
Results of Operations
     The following table presents certain information concerning our financial results, including information presented as a percentage of net sales (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2009		2010		2009
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
Net sales	$872.1	100.0%	$784.0	100.0%	$1,516.2	100.0%	$1,364.5	100.0%
Cost of goods sold	607.4	69.6	556.5	71.0	1,077.1	71.0	999.3	73.2

Gross profit	264.7	30.4	227.5	29.0	439.1	29.0	365.2	26.8
Selling, general and administrative expenses	180.5	20.7	164.3	21.0	349.6	23.1	319.3	23.4
Losses (Gains) and other expenses, net	5.8	0.7	0.7	—	5.5	0.4	(0.2)	—
Restructuring charges	3.2	0.4	4.7	0.6	10.3	0.7	15.9	1.2
Income from equity method investments	(4.1)	(0.5)	(1.8)	(0.2)	(6.1)	(0.4)	(3.2)	(0.2)

Operational income	$79.3	9.1%	$59.6	7.6%	$79.8	5.2%	$33.4	2.4%

Net income	$48.3	5.5%	$31.7	4.0%	$46.7	3.1%	$13.6	1.0%

Second Quarter of 2010 Compared to Second Quarter of 2009 — Consolidated Results
Net Sales
     Net sales increased 11.2% for the second quarter of 2010 as compared to 2009 primarily due to increased sales volumes of 10% driven by strength across all four business segments. These increases in net sales were partially offset by lower price and mix of approximately 1%. Changes in foreign currency exchange rates favorably impacted net sales by 1%.

Gross Profit
     Gross profit margins improved approximately 140 basis points to 30.4% for the second quarter of 2010, compared to gross profit margins of 29.0% in 2009. This improvement was primarily driven by lower product costs from material savings and manufacturing efficiencies of approximately 210 basis points. Partially offsetting these positive impacts to gross profit margins was a less favorable comparison related to the net incremental effect of warranty adjustments of approximately 50 basis points. Other items and changes in foreign currency exchange rates also had an approximate 20 basis point negative impact on our gross profit margins.
Selling, General and Administrative Expenses
     Selling, general and administrative (“SG&A”) expenses increased by $16.2 million in the second quarter of 2010 as compared to 2009 and as a percentage of total net sales, SG&A expenses were 20.7% for 2010 and 21.0% for 2009. SG&A expenses increased $8 million primarily due to increased variable incentive compensation driven by improved financial performance, and costs associated with new product launches and increased variable selling expenses of $7 million in support of our sales growth.
Losses and Other Expenses, Net
     Losses and other expenses, net for the second quarters of 2010 and 2009 included the following (in millions):

	Three Months Ended June 30,
	2010	2009
Realized (gains) losses on settled futures contracts	$(0.4)	$1.3
Unrealized losses (gains) on unsettled futures contracts	1.3	(2.5)
Special legal contingency charge	4.5	—
Foreign currency exchange losses	0.1	1.5
Other items, net	0.3	0.4

Losses and other expenses, net	$5.8	$0.7

     The change in gains and losses on futures contracts was primarily due to increases in commodity prices relative to the futures contract prices during 2010 as compared to 2009 for the contracts that settled during the quarter. Conversely, the change in unrealized losses (gains) related to unsettled futures contracts not designated as cash flow hedges was primarily due to lower commodity prices relative to the futures contract prices for those contracts. For more information, see Note 4 in the Notes to the Consolidated Financial Statements. For more information regarding the special legal contingency charge, see Note 6 in the Notes to the Consolidated Financial Statements.
Restructuring Charges
     We anticipate incurring approximately $4.8 million of future restructuring charges relating to projects that were in process during the second quarter of 2010. Of that amount, about $0.5 million are anticipated to be non-cash charges for accelerated depreciation. Future cash outlays for restructuring activities that are currently in progress are estimated to be $14.8 million. These restructuring charges and cash outlays are expected to be incurred generally within the next two years.
     Total cash paid for restructuring activities during the first half of 2010 was $18.2 million, an increase of $10.5 million from the same period in 2009. A significant portion of this amount related to an increase in restructuring activities related to manufacturing rationalization and was primarily composed of severance payments related to our various restructuring projects. We use operating cash as the funding source for restructuring activities.
     We expect to realize $15 million of incremental expense savings for the 2010.
     For a detail discussion regarding restructuring activities for the three months and six months ended June 30, 2010, see Note 10 in the Notes to the Consolidated Financial Statements.

Income from Equity Method Investments
     Investments over which we do not exercise control but have significant influence are accounted for using the equity method of accounting. Income from equity method investments increased to $4.1 million in the second quarter of 2010 compared to $1.8 million during the same period in 2009 primarily due to the improved performance of our U.S. joint venture in compressor manufacturing, which experienced increased sales and profitability.
Interest Expense, net
     Interest expense, net, increased to $3.1 million in the second quarter of 2010 from $2.0 million during the same period in 2009. The increase in interest expense was primarily attributable to an increase in the interest rate paid, including the effects of our interest rate swap, on variable rate debt and the issuance of $200 million of our senior unsecured notes at 4.91%.
Income Taxes
     The income tax provision was $27.4 million in the second quarter of 2010 compared to $21.6 million during the same period in 2009. The effective tax rate was 36.0% for the second quarter of 2010 as compared to 37.6% for the same period in 2009. Our effective rates differ from the statutory federal rate of 35% for certain items, such as state and local taxes, non-deductible expenses, foreign operating losses for which no tax benefits have been recognized and foreign taxes at rates other than 35%.
Discontinued Operations
     Near the end of 2008, we announced plans to sell seven unprofitable service centers. We sold all of these service centers during 2009. Also, during the third quarter of 2009, we announced plans to sell an additional five service centers. We have sold all of these service centers as of the end of the first quarter of 2010.
     We have recorded an operational loss of $0.4 million related to these service centers in second quarter of 2010 as discontinued operations as compared to an operational loss of $6.8 million during the same period of 2009. The operational loss from discontinued operations for the second quarter of 2010 was composed of a loss on disposal of service center assets and liabilities. The loss from discontinued operations for the second quarter of 2009 included a provision of $6.2 million for an unfavorable judgment in litigation related to the sale of a service center in 2004 that was included in discontinued operations.
Second Quarter of 2010 Compared to Second Quarter of 2009 — Results by Segment
Residential Heating & Cooling
     The following table details our Residential Heating & Cooling segment’s net sales and profit for the second quarters of 2010 and 2009 (dollars in millions):

	Three Months Ended
	June 30,
	2010	2009	Difference	% Change
Net sales	$413.4	$379.3	$34.1	9.0%
Profit	52.5	39.3	13.2	33.6
% of net sales	12.7%	10.4%
     The increase in sales was due to the growth of the U.S. residential new construction and replacement markets. Sales volumes increased net sales by nearly 10% in 2010 as compared to 2009. The positive impact of changes in foreign currency exchange rates also increased sales by 1%. These increases in sales were partially offset by lower price and mix of 2% due to the mix of indoor coils and air handlers and the effects of consumers buying minimum efficiency products that qualify for energy-efficiency tax credits.
     Segment profit increased $13.2 million, including $8 million due to the increase in net sales and $12 million due to material savings and manufacturing efficiencies. Comparisons were adversely affected by a less favorable warranty adjustment in 2010 versus the prior year of $4 million. These were partially offset by higher SG&A expenses of $3 million and consisted primarily of increased advertising associated with new product introductions.

Commercial Heating & Cooling
     The following table details our Commercial Heating & Cooling segment’s net sales and profit for the second quarters of 2010 and 2009 (dollars in millions):

	Three Months Ended
	June 30,
	2010	2009	Difference	% Change
Net sales	$175.8	$162.7	$13.1	8.1%
Profit	27.8	19.3	8.5	44.0
% of net sales	15.8%	11.9%
     Our Commercial Heating & Cooling business experienced higher sales volumes of almost 7% in the second quarter of 2010 as compared to 2009 primarily due to introductions of energy efficient products and planned replacement business at national retail accounts. Price and mix also were favorable by 2%. Foreign currency exchange rates decreased net sales by 1%.
     Segment profit increased $8.5 million, including $7 million due to the increase in net sales. Reductions in other product costs of $2 million favorably impacted segment profit as non-commodity material cost savings were partially offset by higher freight and distribution costs. SG&A expenses increased by just under $1 million for the second quarter 2010 as compared to 2009 as higher variable selling expenses and new product introduction costs more than offset headcount savings.
Service Experts
     The following table details our Service Experts segment’s net sales and profit for the second quarters of 2010 and 2009 (dollars in millions):

	Three Months Ended
	June 30,
	2010	2009	Difference	% Change
Net sales	$167.6	$147.2	$20.4	13.9%
Profit	12.8	8.8	4.0	45.5
% of net sales	7.6%	6.0%
     Net sales increased primarily due to the improvements in the residential service replacement and commercial end markets. The sales increase was primarily due to an increase in sales volumes of 7%. Price and mix increased by 5%. Foreign currency exchange rates increased net sales by 2%.
     Segment profit increased $4 million primarily due to the increase in net sales.
Refrigeration
     The following table details our Refrigeration segment’s net sales and profit for the second quarters of 2010 and 2009 (dollars in millions):

	Three Months Ended
	June 30,
	2010	2009	Difference	% Change
Net sales	$139.8	$122.1	$17.7	14.5%
Profit	15.3	9.6	5.7	59.4
% of net sales	10.9%	7.9%
     Net sales increased due to higher sales volumes of about 9% and the favorable impact of changes in foreign currency exchange rates of 4%. Price and mix also increased sales by approximately 2%.
     Segment profit increased $5.7 million, including $5 million due to the increase in net sales and $1 million in improved material savings and manufacturing efficiencies which more than offset commodity price pressures. Offsetting these increases to segment profit were increases in SG&A expenses of $1 million.

Corporate and Other
     Corporate and other expenses were $19.6 million in the second quarter of 2010, up from $14.7 million in 2009. The increase was primarily driven by increases in stock-based and incentive compensation expenses of approximately $5 million that resulted from improved financial performance.
Year-to-Date Through June 30, 2010 Compared to Year-to-Date Through June 30, 2009 — Consolidated Results
Net Sales
     Net sales increased 11.1% for the first half of 2010 as compared to 2009 due to increased sales volumes of almost 9% primarily driven by strength in the Residential Heating & Cooling and Service Experts segments. The Refrigeration segment also showed growth as compared to a year ago. Sales volumes in Commercial Heating & Cooling segment were slightly lower in the first half of 2010 as compared to 2009, due to market pressures in the first quarter of 2010, which were substantially offset with strong growth in the second quarter of 2010. These increases in net sales were partially offset by lower price and mix of approximately 1%. Changes in foreign currency exchange rates favorably impacted net sales by 3%.
Gross Profit
     Gross profit margins improved approximately 220 basis points to 29.0% for the first half of 2010, compared to gross profit margins of 26.8% in 2009. This improvement was primarily driven by lower product costs from material savings and manufacturing efficiencies of approximately 295 basis points. Partially offsetting these positive impacts to gross profit margins was price and mix in the Residential Heating & Cooling segment that decreased gross profit margins by approximately 50 basis points and an unfavorable comparison related to the net incremental effect of warranty adjustments of approximately 25 basis points.
Selling, General and Administrative Expenses
     As a percentage of total net sales, SG&A expenses were 23.1% for 2010 and 23.4% for 2009. SG&A expenses for the first half increased by $30.3 million in 2010 as compared to the same period in 2009. Selling and administrative expenses increased generally due to increased incentive compensation of $13 million driven by increased sales and improved financial performance, and increased advertising associated with new product introductions and increased variable selling expenses of $12 million in support of our sales growth. The impact of changes in foreign exchange rates increased SG&A expenses by $10 million. Partially offsetting these increases were cost reductions, including headcount savings, of $5 million.
Losses (Gains) and Other Expenses, Net
     Losses (gains) and other expenses, net for the first half of 2010 and 2009 included the following (in millions):

	Six Months Ended June 30,
	2010	2009
Realized (gains) losses on settled futures contracts	$(0.8)	$3.3
Unrealized losses (gains) on unsettled futures contracts	1.3	(5.2)
Special legal contingency charge	4.5	—
Foreign currency exchange losses	—	1.3
Other items, net	0.5	0.4

Losses (gains) and other expenses, net	$5.5	$(0.2)

     The change in gains and losses on futures contracts was primarily due to increases in commodity prices relative to the futures contract prices during 2010 as compared to 2009 for the contracts that settled during the period. Conversely, the change in unrealized losses (gains) related to unsettled futures contracts not designated as cash flow hedges was primarily due to lower commodity prices relative to the futures contract prices for those contracts. For more information, see Note 4 in the Notes to the Consolidated Financial Statements. For more information regarding the special legal contingency charge, see Note 6 in the Notes to the Consolidated Financial Statements.

Income from Equity Method Investments
     Investments over which we do not exercise control but have significant influence are accounted for using the equity method of accounting. Income from equity method investments increased to $6.1 million in the first half of 2010 compared to $3.2 million during the same period in 2009 primarily due primarily due to the improved performance of our U.S. joint venture in compressor manufacturing, which experienced increased sales and profitability.
Interest Expense, net
     Interest expense, net increased to $5.6 million during the first half of 2010 from $3.9 million during the same period in 2009. The increase in interest expense was primarily attributable to an increase in the interest rate paid, including the effects of our interest rate swap, on variable rate debt and the issuance of $200 million of our senior unsecured notes at 4.91%.
Income Taxes
     The income tax provision was $26.7 million in the first half of 2010 compared to $11.2 million during the same period in 2009. The effective tax rate was 36.0% for the first half of 2010 as compared to 38.1% for the same period in 2009. Our effective rates differ from the statutory federal rate of 35% for certain items, such as state and local taxes, non-deductible expenses, foreign operating losses for which no tax benefits have been recognized and foreign taxes at rates other than 35%.
Discontinued Operations
     Included in the operational loss from discontinued operations are losses on the disposal of the assets and liabilities of the service centers sold of $0.3 million for the first half of 2010, and gains on disposal of the assets and liabilities of service centers sold of $1.0 million for the first half of 2009. The loss from discontinued operations for the first half of 2009 included a provision of $6.2 million for an unfavorable judgment in litigation related to the sale of a service center in 2004 that was included in discontinued operations.
Year-to-Date Through June 30, 2010 Compared to Year-to-Date Through June 30, 2009 — Results by Segment
Residential Heating & Cooling
     The following table details our Residential Heating & Cooling segment’s net sales and profit for the first half of 2010 and 2009 (dollars in millions):

	Six Months Ended
	June 30,
	2010	2009	Difference	% Change
Net sales	$697.6	$625.6	$72.0	11.5%
Profit	59.6	34.5	25.1	72.8
% of net sales	8.5%	5.5%
     The increase in sales was due to the growth of the U.S. residential new construction and replacement markets. Sales volumes increased net sales by over 12% in 2010 as compared to 2009. The positive impact of changes in foreign currency exchange rates also increased sales by almost 2%. These increases in sales were partially offset by lower price and mix of almost 3%.
     Segment profit increased $25.1 million, including almost $21 million due to material savings and manufacturing efficiencies and nearly $9 million due to the increase in net sales. These were partially offset by higher SG&A expenses of $8 million and consisted primarily of increased advertising expenses and incentive compensation.
Commercial Heating & Cooling
     The following table details our Commercial Heating & Cooling segment’s net sales and profit for the first half of 2010 and 2009 (dollars in millions):

	Six Months Ended
	June 30,
	2010	2009	Difference	% Change
Net sales	$295.4	$294.2	$1.2	0.4%
Profit	31.3	21.3	10.0	46.9
% of net sales	10.6%	7.2%
     Our Commercial Heating & Cooling business experienced lower sales volumes of 1% during the first half of 2010 primarily due to overall market weakness experience during the first half of 2010. Price and mix were favorable by 1%. Foreign currency exchange rates increased net sales by 1%.
     Segment profit increased $10.0 million, including nearly $4 million due to the increase in net sales and $4 million due to material savings and other cost adjustments.
Service Experts
     The following table details our Service Experts segment’s net sales and profit for the first half of 2010 and 2009 (dollars in millions):

	Six Months Ended
	June 30,
	2010	2009	Difference	% Change
Net sales	$294.7	$251.6	$43.1	17.1%
Profit	8.2	1.7	6.5	382.4
% of net sales	2.8%	0.7%
     Net sales increased primarily due to the significant improvements in the residential service and replacement end markets. The sales increase was primarily due to an increase in sales volumes of 11%. Price and mix increased sales by 3%. Foreign currency exchange rates increased sales by 3%.
     Segment profit increased $6.5 million, including nearly $9 million due to the increase in net sales. Offsetting this was an SG&A expense increase of $3 million as higher variable selling expenses more than offset headcount savings.
Refrigeration
     The following table details our Refrigeration segment’s net sales and profit for the first half of 2010 and 2009 (dollars in millions):

	Six Months Ended
	June 30,
	2010	2009	Difference	% Change
Net sales	$271.2	$235.8	$35.4	15.0%
Profit	30.2	16.1	14.1	87.6
% of net sales	11.1%	6.8%
     Net sales increased due to higher sales volumes of about 4% and the favorable impact of changes in foreign currency exchange rates of over 9%. Price and mix also increased sales by approximately 2%.
     Segment profit increased $14.1 million, including $8 million due to the increase in net sales and almost $6 million in improved material savings and manufacturing efficiencies as those factors more than offset commodity price pressures.
Corporate and Other
     Corporate and other expenses were $32.8 million in the first half of 2010, up from $28.6 million during the same period in 2009. The increase was primarily driven by increases in stock-based and incentive compensation expenses of approximately $8 million partially offset by the improved financial performance of our U.S. joint venture.

Liquidity and Capital Resources
     Our working capital and capital expenditure requirements are generally met through internally generated funds, our domestic revolving credit facility and our revolving period asset securitization arrangement. Working capital needs are generally greater in the first and second quarters due to the seasonal nature of our business cycle.
     Statement of Cash Flows
     The following table summarizes our cash activity for the six months ended June 30, 2010 and 2009 (in millions):

	2010	2009
Net cash (used in) provided by operating activities	$(26.0)	$82.7
Net cash used in investing activities	(47.3)	(20.6)
Net cash provided by (used in) financing activities	10.8	(117.1)
Net Cash (Used in) Provided by Operating Activities
     The cash usage experienced during the first two quarters of 2010 in operating activities was primarily due to increased working capital requirements related to higher revenues. Accounts receivable increased by $115.4 million during the first six months of 2010, compared to an increase of $60.5 million a year ago, reflecting higher sales. In addition, inventories increased during the period by $107.8 million, compared to a decrease of $23.4 million for the same period in 2009. These impacts were partially offset by higher earnings for the first six months of 2010 of $46.7 million versus $13.6 million in 2009 and higher accounts payable of $81.7 million versus 27.1 million for the first six months of 2009.
     There were several other factors that impacted the year-over-year comparisons of our cash flows from operations during the first half of 2010 and 2009. In 2009, we had $37.4 million source of cash from the return of collateral posted for hedge losses, In addition, net income taxes payable increased by $14.3 million in 2010 compared to a decrease of $13.6 million for the same period in 2009.
Net Cash Used in Investing Activities
     Capital expenditures in the first two quarters of 2010 were $19.7 million, which was slightly less than the $21.6 million incurred in the first two quarters of 2009. Capital expenditures for the first two quarters of 2010 were principally driven by:
•	Purchases of production equipment in our Residential Heating & Cooling and Commercial Heating & Cooling segments, and

•	Purchases of systems and software to support our regional distribution center initiative as well as the overall enterprise.
     Other factors impacting net cash from investing activities for the first six months of 2010 included $23.8 million of restricted cash representing amounts placed into a trust by our captive insurance subsidiary for the benefit of a third-party insurance provider to pay worker’s compensation claims, and net use for acquisitions of $7.4 million offset by sale of businesses of $3.5 million.
Net Cash Provided by (Used in) Financing Activities
     To support working capital needs and share repurchases, we had net borrowings of $124.2 million during the first six months of 2010 as compared to a net reduction of $101.0 million for the same period in 2009, driven largely by working capital requirements. We also repurchased common shares of $94.5 million in the first six months of 2010 under the current share repurchase program. We paid a total of $16.2 million and $15.5 million in dividends on our common stock in the first six months of 2010 and 2009, respectively.

     Debt Position and Financial Leverage
     Our debt-to-capital ratio increased to 41% as of June 30, 2010 from 28% as of December 31, 2009 due to increased debt balances. For a detailed description regarding our debt including our debt covenants, see Note 7 in the Notes to the Consolidated Financial Statements.
     As of June 30, 2010, we had outstanding borrowings of $132.0 million under the $650.0 million domestic revolving credit facility and $72.0 million was committed to standby letters of credit. All of the remaining $446.0 million was available for future borrowings after consideration of covenant limitations. The facility matures in October 2012. As of June 30, 2010, we were in compliance with all covenant requirements. Our domestic revolving credit facility is guaranteed by our material subsidiaries.
     We have additional borrowing capacity through several foreign facilities governed by agreements between us and various banks. These borrowings are used primarily to finance seasonal borrowing needs of our foreign subsidiaries. We had $6.1 million and $2.5 million of obligations outstanding through our foreign subsidiaries as of June 30, 2010 and December 31, 2009, respectively. Available borrowing capacity at June 30, 2010 and December 31, 2009, on foreign facilities was $11.9 million and $12.6 million, respectively.
     The domestic revolving credit facility includes a subfacility for swingline loans of up to $50 million and provides for the issuance of letters of credit for the full amount of the credit facility. Our weighted average borrowing rate on the facility was 0.95% and 0.84% as of June 30, 2010 and December 31, 2009, respectively.
     On May 6, 2010, we issued $200.0 million of senior unsecured notes due May 15, 2017 bearing fixed interest at 4.90% as a result of a public offering of securities. The purpose of the debt issuance was to extend our debt maturities and diversify our funding sources. Additionally, we were able to take advantage of liquid capital markets and historically low interest rates.
     The proceeds from the issuance were used to repay outstanding indebtedness under our domestic revolving credit facility. They will also be used for working capital and other general corporate purposes, including repurchases of shares of our common stock pursuant to our previously announced share repurchase plans.
     Upon a change of control, holders of our notes will have the right to require us to repurchase all or a portion of the senior unsecured notes at a repurchase price equal to 101% of the principal amount of the notes repurchased, plus accrued and unpaid interest, if any. The indenture also contains a cross default provision which is triggered if we default on other debt of at least $75 million in principal which is then accelerated, and such acceleration is not rescinded within 30 days of the notice date.
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

	As of	As of
	June 30,	December 31,
	2010	2009
Eligible amount available under the ASA on qualified accounts receivable	$100.0	$72.5
Beneficial interest sold	—	—

Remaining amount available	$100.0	$72.5

     As of June 30, 2010, $23.8 million of cash and cash equivalents were restricted and held in a trust for our captive insurance subsidiary. By placing these funds in the trust, we reduced the requirement for letters of credit related to our captive insurance subsidiary by approximately $25 million subsequent to the end of the first quarter of 2010.
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

Off-Balance Sheet Arrangements
     In addition to the credit facilities and senior unsecured notes described above, we also lease real estate and machinery and equipment pursuant to operating leases that are not capitalized on the balance sheet, including high-turnover equipment such as autos and service vehicles and short-lived equipment such as personal computers.
Commitments, Contingencies and Guarantees
     For a detailed discussion of commitments, contingencies and guarantees, see Note 6 in the Notes to the Consolidated Financial Statements.
     The estimate of our liability for future warranty costs requires us to make significant assumptions about the amount, timing and nature of the costs we will incur in the future. We review the assumptions used to determine the liability periodically and we adjust our assumptions based upon factors such as actual failure rates and cost experience. Numerous factors could affect actual failure rates and cost experience, including the amount and timing of new product introductions, changes in manufacturing techniques or locations, components or suppliers used. In recent years, changes in the warranty liability as the result of the issuance of new warranties and the payments made have remained relatively stable. Should actual warranty costs differ from our estimates, we may be required to record adjustments to accruals and expense in the future. At the end of each accounting period, we evaluate our warranty liabilities and during the second quarter of each year, we perform a complete reevaluation of our warranty liabilities. As a result of our annual evaluation, we have recorded a reduction to the warranty liability that is the principal amount contained within changes in estimates associated with pre-existing liabilities of $6.3 million. The reduction to our warranty liabilities was principally caused by lower than expected failure rates, reductions to future cost estimates, and new experience data.
     We also may incur costs related to our products that may not be covered under our warranties and are not covered by insurance, and we may, from time to time, repair or replace installed products experiencing quality issues in order to satisfy our customers and to protect our brand. These product quality issues may be caused by vendor-supplied components that fail to meet required specifications. We have identified a product quality issue in a heating and cooling product line produced in 2006 and 2007 period that we believe results from a vendor-supplied materials quality issue. In 2009, we recorded an expense of $24.6 million for the portion of the issue that is probable and can be reasonably estimated based upon the current data available and $18.9 million remained accrued as of June 30, 2010. We may incur additional charges in the future as more information becomes available.
     We estimate the costs to settle pending litigation based on experience involving similar claims and specific facts known. We do not believe that any current or pending or threatened litigation with have a material adverse effect on our financial position. Litigation and arbitration, however, involve uncertainties and it is possible that the eventual outcome of litigation could adversely affect our results of operations for a particular period. We are the defendant in a class action lawsuit related to certain hearth products we produced and sold that claims such products are hazardous and that consumers were not adequately warned. We recorded charges totaling $5.6 million related to this matter during the second quarter of 2010 and we may incur additional charges in the future.

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
     Information about our exposure to market risks related to metal commodity prices and a sensitivity analysis related to our metal commodity hedges is presented below (in millions):

Notional amount (pounds)	23.0
Carrying amount and fair value of liability	$1.6
Change in fair value from 10% change in forward prices	$0.2

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
     Information about our exposure to interest rate risk and a sensitivity analysis related to our interest rate swap is presented below (in millions):

Notional amount	$100.0
Impact of a 100 basis point change in the benchmark interest rate:
Carrying amount and fair value of liability	$1.7
Interest expense	$1.2
     Foreign Currency Exchange Rate Risk
     Our results of operations can be affected by changes in exchange rates. Net sales and expenses in foreign currencies are translated into U.S. dollars for financial reporting purposes based on the average exchange rate for the period. For the three months ended June 30, 2010 and 2009, net sales from outside the U.S. represented 24.6% and 25.0%, respectively, of our total net sales. Historically, foreign currency transaction gains (losses) have not had a material effect on our overall operations. As of June 30, 2010, the impact to net income of a 10% change in exchange rates is estimated to be approximately $2.2 million.

Item 4.	Controls and Procedures.
     Disclosure Controls and Procedures
     As required by Rule 13a-15 under the Securities Exchange Act of 1934, we carried out an evaluation, under the supervision and with the participation of our current management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report (June 30, 2010), our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
     Changes in Internal Control Over Financial Reporting
     During the quarter ended June 30, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
     There have been no material changes to the risk factors previously disclosed in our 2009 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
     In June 2008 our Board of Directors approved a new share repurchase plan for $300 million, pursuant to which we are authorized to repurchase shares of our common stock through open market purchases (the “2008 Share Repurchase Plan”). The 2008 Share Repurchase Plan has no stated expiration date. In the second quarter of 2010, we repurchased shares of our common stock as follows:

				Approximate
				Dollar
				Value of Shares
		Average		that
		Price	Total Number of	may yet be
		Paid per	Shares Purchased	Purchased
	Total Number	Share	As Part of Publicly	Under the Plans or
	of Shares	(including	Announced Plans	Programs
Period	Purchased(1)	fees)	or Programs	(in millions)
April 1 through April 30	2,953	$48.79	—	$250.6
May 1 through May 31	1,156,609	$43.64	1,152,300	$200.3
June 1 through June 30	213,082	$44.77	212,542	$190.8

	1,372,644	$43.82	1,364,842

(1)	This column reflects the repurchases of 1,364,842 shares under the 2008 Share Repurchase Plan and the surrender to LII of 7,802 shares of common stock to satisfy tax-withholding obligations in connection with the vesting of restricted stock and performance share units.

Item 6.	Exhibits.

3.1	—	Restated Certificate of Incorporation of Lennox International Inc. (“LII”) (filed as Exhibit 3.1 to LII’s Registration Statement on Form S-1 (Registration Statement No. 333-75725) filed on April 6, 1999 and incorporated herein by reference).

3.2	—	Amended and Restated Bylaws of LII (filed as Exhibit 3.1 to LII’s Current Report on Form 8-K filed on March 15, 2010 and incorporated herein by reference).

4.1	—	Specimen Stock Certificate for the Common Stock, par value $.01 per share, of LII (filed as Exhibit 4.1 to LII’s Amendment to Registration Statement on Form S-1/A (Registration No. 333-75725) filed on June 16, 1999 and incorporated herein by reference).

4.2	—	Rights Agreement, dated as of July 27, 2000, between LII and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, which includes as Exhibit A the form of Certificate of Designations of Series A Junior Participating Preferred Stock setting forth the terms of the Preferred Stock, as Exhibit B the form of Rights Certificate and as Exhibit C the Summary of Rights to Purchase Preferred Stock (filed as Exhibit 4.1 to LII’s Current Report on Form 8-K (File No. 001-15149) filed on July 28, 2000 and incorporated herein by reference).

LII is a party to a long-term debt instrument under which the total amount of securities authorized under such instrument does not exceed 10% of the total assets of LII and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, LII agrees to furnish a copy of such instrument to the Securities and Exchange Commission upon request.

4.3	—	Indenture, dated as of May 3, 2010, between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Company’s Post-Effective Amendment No. 1 to Registration Statement on S-3 (Registration No. 333-155796)).

4.4	—	Form of First Supplemental Indenture among the Company, the guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.11 to the Company’s Post-Effective Amendment No. 1 to Registration Statement on S-3 (Registration No. 333-155796)).

10.1	—	Lennox International Inc. 2010 Incentive Plan, as amended and restated (filed as Exhibit 10.1 to LII’s Current Report on Form 8-K (File No. 001-15149) filed on May 19, 2010 and incorporated herein by reference).

10.2	—	Underwriting Agreement, dated May 3, 2010, among the Company, the guarantors party thereto and the underwriters named therein (filed as Exhibit 1.1 to LII’s Current Report on Form 8-K (File No. 001-15149) filed on May 6, 2010 and incorporated herein by reference).

31.1	—	Certification of the principal executive officer (filed herewith).

31.2	—	Certification of the principal financial officer (filed herewith).

32.1	—	Certification of the principal executive officer and the principal financial officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 27, 2010	LENNOX INTERNATIONAL INC.
/s/ Robert W. Hau
Robert W. Hau
Chief Financial Officer (on behalf of registrant and as principal financial officer)