Form 10-Q
period 2010-09-30
LENNOX INTERNATIONAL INC
filed 2010-10-26
CIK 1069202

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010
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
Yes ☐ No ☑
     As of October 19, 2010, the number of shares outstanding of the registrant’s common stock, par value $.01 per share, was 53,439,246.

LENNOX INTERNATIONAL INC.
FORM 10-Q
For the Three and Nine Months Ended September 30, 2010
INDEX

Page
Part I. Financial Information
Item 1. Financial Statements	3
Consolidated Balance Sheets – September 30, 2010 (Unaudited) and December 31, 2009	3
Consolidated Statements of Operations (Unaudited) – Three and Nine Months Ended September 30, 2010 and 2009	4
Consolidated Statements of Stockholders’ Equity and Comprehensive Income – Nine Months Ended September 30, 2010 (Unaudited) and Year Ended December 31, 2009	5
Consolidated Statements of Cash Flows (Unaudited) – Nine Months Ended September 30, 2010 and 2009	6
Notes to Consolidated Financial Statements (Unaudited)	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	33
Item 3. Quantitative and Qualitative Disclosures About Market Risk	43
Item 4. Controls and Procedures	45

Part II. Other Information
Item 1. Legal Proceedings	46
Item 1A. Risk Factors	46
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	46
Item 6. Exhibits	46
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.
LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	As of	As of
	September 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$92.4	$124.3
Restricted cash	13.1	—
Accounts and notes receivable, net of allowances of $14.9 and $15.6 in 2010 and 2009, respectively	429.2	357.0
Inventories, net	347.7	250.2
Deferred income taxes	36.7	34.9
Other assets	63.8	67.5

Total current assets	982.9	833.9
PROPERTY, PLANT AND EQUIPMENT, net	320.9	329.6
GOODWILL	267.6	257.4
DEFERRED INCOME TAXES	66.1	74.6
OTHER ASSETS, net	59.8	48.4

TOTAL ASSETS	$1,697.3	$1,543.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$8.2	$2.2
Current maturities of long-term debt	0.8	35.5
Accounts payable	284.0	238.2
Accrued expenses	329.1	317.9
Income taxes payable	5.4	—

Total current liabilities	627.5	593.8
LONG-TERM DEBT	362.1	193.8
POSTRETIREMENT BENEFITS, OTHER THAN PENSIONS	13.1	13.4
PENSIONS	70.7	66.7
OTHER LIABILITIES	67.3	71.8

Total liabilities	1,140.7	939.5
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 200,000,000 shares authorized, 86,143,637 shares and 85,567,485 shares issued for 2010 and 2009, respectively	0.9	0.9
Additional paid-in capital	857.2	839.1
Retained earnings	622.6	558.6
Accumulated other comprehensive income (loss)	19.6	(0.8)
Treasury stock, at cost, 32,709,867 shares and 29,292,512 shares for 2010 and 2009, respectively	(943.7)	(793.4)

Total stockholders’ equity	556.6	604.4

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,697.3	$1,543.9

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share data)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
NET SALES	$818.2	$749.5	$2,334.4	$2,114.0
COST OF GOODS SOLD	585.4	527.7	1,662.6	1,529.8

Gross profit	232.8	221.8	671.8	584.2
OPERATING EXPENSES:
Selling, general and administrative expenses	163.5	157.1	513.0	473.7
Losses (gains) and other expenses, net	0.8	(2.1)	6.3	(2.3)
Restructuring charges	4.7	11.5	15.0	27.4
Income from equity method investments	(2.8)	(2.4)	(8.9)	(5.6)

Operational income from continuing operations	66.6	57.7	146.4	91.0
INTEREST EXPENSE, net	3.5	2.2	9.1	6.1
OTHER EXPENSE, net	—	0.1	0.1	0.2

Income from continuing operations before income taxes	63.1	55.4	137.2	84.7
PROVISION FOR INCOME TAXES	21.2	21.7	47.9	32.8

Income from continuing operations	41.9	33.7	89.3	51.9
DISCONTINUED OPERATIONS:
Loss from discontinued operations	0.1	2.9	0.9	10.2
Income tax benefit	—	(0.2)	(0.1)	(3.0)

Loss from discontinued operations	0.1	2.7	0.8	7.2

Net income	$41.8	$31.0	$88.5	$44.7

EARNINGS PER SHARE — BASIC:
Income from continuing operations	$0.78	$0.60	$1.62	$0.94
Loss from discontinued operations	—	(0.05)	(0.01)	(0.13)

Net income	$0.78	$0.55	$1.61	$0.81

EARNINGS PER SHARE — DILUTED:
Income from continuing operations	$0.76	$0.59	$1.59	$0.92
Loss from discontinued operations	—	(0.05)	(0.02)	(0.13)

Net income	$0.76	$0.54	$1.57	$0.79

AVERAGE SHARES OUTSTANDING:
Basic	53.8	55.8	55.0	55.5
Diluted	55.0	57.1	56.2	56.3

CASH DIVIDENDS DECLARED PER SHARE	$0.15	$0.14	$0.45	$0.42
The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
For the Nine Months Ended September 30, 2010 (unaudited) and the Year Ended December 31, 2009
(In millions, except share and per share data)

					Accumulated
	Common Stock		Additional		Other	Treasury	Total
	Issued		Paid-In	Retained	Comprehensive	Stock	Stockholders’	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	at Cost	Equity	Income
BALANCE AS OF DECEMBER 31, 2008	84.2	$0.8	$805.6	$538.8	$(98.8)	$(787.8)	$458.6

Net income	—	—	—	51.1	—	—	51.1	$51.1
Dividends, $0.56 per share	—	—	—	(31.3)	—	—	(31.3)	—
Foreign currency translation adjustments, net	—	—	—	—	59.5	—	59.5	59.5
Pension and postretirement liability changes, net of tax provision of $6.4	—	—	—	—	8.1	—	8.1	8.1
Stock-based compensation expense	—	—	12.8	—	—	—	12.8	—
Derivatives and other, net of tax provision of $15.4	—	—	—	—	30.4	—	30.4	30.4
Common stock issued	1.4	0.1	9.3	—	—	—	9.4	—
Treasury stock purchases (183,484 shares at $30.55 average price per share)	—	—	—	—	—	(5.6)	(5.6)	—
Tax benefits of stock-based compensation	—	—	6.0	—	—	—	6.0	—
Other tax related items	—	—	5.4	—	—	—	5.4	—

Comprehensive income	—	—	—	—	—	—	—	$149.1

BALANCE AS OF DECEMBER 31, 2009	85.6	0.9	839.1	558.6	(0.8)	(793.4)	604.4

Net income	—	—	—	88.5	—	—	88.5	$88.5
Dividends, $0.45 per share	—	—	—	(24.5)	—	—	(24.5)	—
Foreign currency translation adjustments, net	—	—	—	—	17.8	—	17.8	17.8
Stock-based compensation expense	—	—	11.8	—	—	—	11.8	—
Derivatives and other, net of tax provision of $1.7	—	—	—	—	2.6	—	2.6	2.6
Common stock issued	0.5	—	2.5	—	—	—	2.5	—
Treasury stock purchases (3,417,355 shares at $43.97 average price per share)	—	—	—	—	—	(150.3)	(150.3)	—
Tax benefits of stock-based compensation	—	—	3.8	—	—	—	3.8	—

Comprehensive income	—	—	—	—	—	—	—	$108.9

BALANCE AS OF SEPTEMBER 30, 2010	86.1	$0.9	$857.2	$622.6	$19.6	$(943.7)	$556.6

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2010 and 2009
(Unaudited, in millions)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$88.5	$44.7
Adjustments to reconcile net income to net cash provided by operating activities:
Income from equity method investments	(8.9)	(5.6)
Dividends from affiliates	7.4	6.8
Restructuring expenses, net of cash paid	(7.1)	11.9
Impairment of assets held for sale and equity method investment	—	2.1
Provision for bad debts	3.9	11.0
Unrealized loss (gain) on derivative contracts	1.0	(6.3)
Return of collateral for hedges	—	37.9
Stock-based compensation expense	11.8	9.0
Depreciation and amortization	39.9	39.2
Deferred income taxes	7.8	12.5
Other items, net	10.0	18.4
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts and notes receivable	(71.6)	(18.9)
Inventories	(102.7)	21.1
Other current assets	(6.7)	16.2
Accounts payable	43.8	37.3
Accrued expenses	19.0	(1.9)
Income taxes payable and receivable	11.1	0.4
Other	(3.6)	(22.5)

Net cash provided by operating activities	43.6	213.3

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the disposal of property, plant and equipment	0.1	0.9
Purchases of property, plant and equipment	(30.0)	(33.9)
Proceeds from sale of businesses	3.5	0.5
Acquisition of business	(6.0)	—
Return of investment	—	0.7
Restricted cash	(13.1)	—
Purchases of short-term investments	—	(16.9)
Proceeds from sales and maturities of short-term investments	—	50.2

Net cash (used in) provided by investing activities	(45.5)	1.5

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term borrowings (payments), net	5.7	(1.0)
Long-term payments	(35.8)	(1.5)
Issuance of senior unsecured notes	199.8	—
Payments on revolving credit facility	(31.5)	(217.3)
Additional investment in affiliate	(1.0)	—
Proceeds from stock option exercises	2.5	7.6
Payments of deferred financing costs	(1.8)	—
Repurchases of common stock	(150.3)	(3.1)
Excess tax benefits related to share-based payments	3.7	3.4
Cash dividends paid	(24.4)	(23.2)

Net cash used in financing activities	(33.1)	(235.1)

DECREASE IN CASH AND CASH EQUIVALENTS	(35.0)	(20.3)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	3.1	0.1
CASH AND CASH EQUIVALENTS, beginning of period	124.3	122.1

CASH AND CASH EQUIVALENTS, end of period	$92.4	$101.9

Supplementary disclosures of cash flow information:
Cash paid during the year for:
Interest	$5.8	$5.2

Income taxes (net of refunds)	$25.7	$13.5

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. General:
     References in this Quarterly Report on Form 10-Q to “we,” “our,” “us,” “LII” or the “Company” refer to Lennox International Inc. and its subsidiaries, unless the context requires otherwise.
Basis of Presentation
     The accompanying unaudited Consolidated Balance Sheet as of September 30, 2010, the accompanying unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2010 and 2009, the accompanying unaudited Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2010 and the accompanying unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009 should be read in conjunction with our audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2009. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The accompanying consolidated financial statements contain all material adjustments, consisting principally of normal recurring adjustments, necessary for a fair presentation of our financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to applicable rules and regulations, although we believe that the disclosures herein are adequate to make the information presented not misleading. The operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.
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
Reclassifications
     Certain prior year amounts have been reclassified to conform to the current year presentation.
2. Inventories:
     Components of inventories are as follows (in millions):

	As of	As of
	September 30,	December 31,
	2010	2009
Finished goods	$241.3	$182.3
Work in process	9.0	7.2
Raw materials and repair parts	169.9	132.7

	420.2	322.2
Excess of current cost over last-in, first-out cost	(72.5)	(72.0)

Total inventories	$347.7	$250.2

3. Goodwill:
     The changes in the carrying amount of goodwill for the nine months ended September 30, 2010, in total and by segment, are as follows (in millions):

	Segment
	Residential	Commercial
	Heating &	Heating &	Service
	Cooling	Cooling	Experts	Refrigeration	Total
Balance as of January 1, 2010:
Goodwill	$33.7	$31.3	$314.9	$85.5	$465.4
Accumulated impairment loss	—	—	(208.0)	—	(208.0)

	33.7	31.3	106.9	85.5	257.4

Changes (1)	—	(0.7)	7.3	3.6	10.2

Balance as of September 30, 2010:
Goodwill	33.7	30.6	322.2	89.1	475.6
Accumulated impairment loss	—	—	(208.0)	—	(208.0)

	$33.7	$30.6	$114.2	$89.1	$267.6

(1)	During the second quarter of 2010, our Service Experts segment acquired a company which resulted in additional goodwill of $3.5 million. Adjustments to the purchase price in the third quarter resulted in additional goodwill of $0.6 million. The other changes are related to fluctuations in foreign currency translation rates.
4. Derivatives:
Cash Flow Hedges
     We include (gains) losses in accumulated other comprehensive income (“AOCI”) in connection with our commodity cash flow hedges. The (gains) losses related to commodity price hedges are expected to be reclassified into earnings within the next 18 months based on the prices of the commodities at settlement date. Assuming that commodity prices remain constant, $5.1 million of derivative gains are expected to be reclassified into earnings within the next 12 months. Commodity futures contracts that are designated as cash flow hedges and are in place as of September 30, 2010 are scheduled to mature through February 2012.
     On June 12, 2009, we entered into a $100 million pay-fixed, receive-variable interest rate swap with a financial institution at a fixed interest rate of 2.66%. The variable portion of the interest rate swap is tied to the 1-Month LIBOR (the benchmark interest rate). The interest rates under both the interest rate swap and the underlying debt are reset, the swap is settled with the counterparty, and interest is paid, on a monthly basis. The interest rate swap expires October 12, 2012. We account for the interest rate swap as a cash flow hedge. The (gains) losses related to our interest rate swap are expected to be reclassified into earnings within the next 25 months based on the term of the swap. Assuming that the benchmark interest rate remains constant, $1.4 million of derivative losses are expected to be reclassified into earnings within the next 12 months.
     We recorded the following amounts related to our cash flow hedges (in millions):

	As of	As of
	September 30,	December 31,
	2010	2009
Commodity Price Hedges:
Gains included in AOCI, net of tax	$(5.6)	$(7.2)
Provision for income taxes	3.2	4.1
Interest Rate Swap:
Losses included in AOCI, net of tax	$2.7	$1.4
Benefit from income taxes	(1.5)	(0.8)

     We had the following outstanding commodity futures contracts designated as cash flow hedges (in millions):

	As of	As of
	September 30,	December 31,
	2010	2009
	(pounds)	(pounds)
Copper	16.0	12.6
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

	As of	As of
	September 30,	December 31,
	2010	2009
	(pounds)	(pounds)
Copper	1.3	0.9
Aluminum	1.3	0.9
     During the third quarter of 2010, we entered into foreign currency forward contracts with notional amounts of $62.5 million and £6.5 million, of which $35.0 million and £4.0 million were outstanding at September 30, 2010.
Information About the Location and Amounts of Derivative Instruments
     For information on the location and amounts of derivative fair values in the Consolidated Balance Sheets and derivative gains and losses in the Consolidated Statements of Operations, see the tabular information presented below (in millions):
Fair Values of Derivative Instruments

	As of September 30,		As of December 31,
	2010		2009
Asset Derivatives	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Commodity futures contracts	Other Assets (Current)	$8.3	Other Assets (Current)	$11.1
Commodity futures contracts	Other Assets (Non-current)	0.8	Other Assets (Non-current)	0.3

		9.1		11.4

Derivatives not designated as hedging instruments:
Commodity futures contracts	Other Assets (Current)	0.8	Other Assets (Current)	1.1
Commodity futures contracts	Other Assets (Non-current)	0.1	Other Assets (Non-current)	—
Foreign currency forward contracts	Other Assets (Current)	0.2	Other Assets (Current)	—

		1.1		1.1

Total Asset for Derivatives		$10.2		$12.5

Liability Derivatives
Derivatives designated as hedging instruments:
Interest rate swap	Accrued Expenses	$2.2	Accrued Expenses	$2.0
Interest rate swap	Other Liabilities	2.1	Other Liabilities	0.3

		4.3		2.3

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accrued Expenses	0.8	Accrued Expenses	—

Total Liability for Derivatives		$5.1		$2.3

The Effect of Derivative Instruments on the Consolidated Statements of Operations

	Location of Gain or (Loss) Reclassified	Amount of Gain or (Loss) Reclassified
Derivatives in Cash Flow	from AOCI into Income	from AOCI into Income
Hedging Relationships	(Effective Portion)	(Effective Portion)
		For the Three Months		For the Nine Months
		Ended September 30,		Ended September 30,
		2010	2009	2010	2009
Commodity futures contracts	Cost of Goods Sold	$(1.4)	$2.8	$(9.0)	$19.7
Interest rate swap	Interest Expense, net	0.6	0.6	1.8	0.7

		$(0.8)	$3.4	$(7.2)	$20.4

	Location of (Gain) or Loss Recognized	Amount of (Gain) or Loss Recognized
Derivatives in Cash Flow	in Income on Derivatives	in Income on Derivatives (Ineffective
Hedging Relationships	(Ineffective Portion)	Portion)
		For the Three Months		For the Nine Months
		Ended September 30,		Ended September 30,
		2010	2009	2010	2009
Commodity futures contracts	Losses (Gains) and Other Expenses, net	$(0.3)	$—	$(0.4)	$(0.1)

	Location of (Gain) or Loss
Derivatives Not Designated	Recognized in Income on	Amount of (Gain) or Loss Recognized in Income on
as Hedging Instruments	Derivatives	Derivatives
		For the Three Months		For the Nine Months
		Ended September 30,		Ended September 30,
		2010	2009	2010	2009
Commodity futures contracts	Losses (Gains) and Other Expenses, net	$(1.3)	$(0.8)	$(0.7)	$(2.6)
Foreign currency forward contracts	Losses (Gains) and Other Expenses, net	0.7	0.9	(0.1)	3.2

		$(0.6)	$0.1	$(0.8)	$0.6

     For more information on the fair value of these derivative instruments, see Note 14.
5. Income Taxes:
     As of September 30, 2010, we had approximately $1.4 million in total gross unrecognized tax benefits. Of this amount, $0.9 million (net of federal benefit on state issues), if recognized, would be recorded through the Consolidated Statement of Operations. As of September 30, 2010, we had recognized $0.1 million (net of federal tax benefits) in interest and penalties in income tax expense.
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
     We use a combination of third-party insurance and self-insurance plans (large deductible or captive) to provide protection against claims relating to contingencies such as workers’ compensation, general liability, product liability, property damage, aviation liability, directors’ and officers’ liability, auto liability, physical damage and other exposures. Self-insurance expense and liabilities are actuarially determined based on our historical claims information, as well as industry factors and trends and because we have a captive insurance company, we are required to maintain specified levels of liquid assets from which we must pay claims. The majority of our self-insured risks (excluding auto liability and physical damage) will be paid over an extended period of time. There have been no material changes since our latest fiscal year-end. We also maintain third-party insurance coverage for risks not retained within our large deductible or captive insurance plans. The self-insurance liabilities recorded in Accrued Expenses in the accompanying Consolidated Balance Sheets were $63.3 million and $60.4 million as of September 30, 2010 and December 31, 2009, respectively.
Product Warranties and Product Related Contingencies
     Total liabilities for estimated warranty are included in the following captions on the accompanying Consolidated Balance Sheets (in millions):

	As of	As of
	September 30,	December 31,
	2010	2009
Accrued Expenses	$31.5	$31.5
Other Liabilities	44.6	50.0

	$76.1	$81.5

     The changes in the total warranty liabilities for the first nine months of 2010 were as follows (in millions):

Total warranty liability as of December 31, 2009	$81.5
Payments made in 2010	(21.2)
Changes resulting from issuance of new warranties	20.9
Changes in estimates associated with pre-existing liabilities	(5.3)
Changes in foreign currency exchange rates	0.2

Total warranty liability as of September 30, 2010	$76.1

	As of	As of
	September 30,	December 31,
	2010	2009
Accrued product quality issue (not covered under warranty)	$17.5	$21.6

     At the end of each accounting period, we evaluate our warranty liabilities and during the second quarter of each year, we perform a complete reevaluation of our heating, ventilation and air conditioning (“HVAC”) warranty liabilities. As a result of our annual evaluation, we have recorded a reduction of $6.3 million in warranty liabilities that is the principal amount contained within the changes in estimates associated with pre-existing liabilities.

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
     We have identified a product quality issue in a heating and cooling product line produced in 2006 and 2007 that we believe results from a vendor-supplied materials quality issue. We have recorded an expense of $24.6 million in 2009 for the portion of the issue that is probable and can be reasonably estimated. There were no additional charges recorded in 2010. We may incur additional charges in the future as more information becomes available. The expense for this product quality issue, and the related liability, is not included in the tables related to our estimated warranty liabilities. The expense related to this product quality issue was classified in Cost of Goods Sold in the Consolidated Statements of Operations and the related liability is included in Accrued Expenses in the accompanying Consolidated Balance Sheets.
     We estimate the costs to settle pending litigation based on experience involving similar claims and specific facts known. We do not believe that any current or pending or threatened litigation will have a material adverse effect on our financial position. Litigation and arbitration, however, involve uncertainties and it is possible that the eventual outcome of litigation could adversely affect our results of operations for a particular period. We are the defendant in a class action lawsuit related to certain hearth products we produced and sold that claims such products are hazardous and that consumers were not adequately warned. On August 23, 2010, the Company and the plaintiffs entered into a binding Memorandum of Understanding (“MOU”) and have reached tentative terms for settlement of the case. At the parties’ request, the court has stayed the litigation. If the terms of the MOU are fulfilled, as is expected, the parties will file a motion for preliminary approval of the settlement with the court by December 1, 2010. Total charges related to this matter recorded in the first nine months of 2010 were $8.2 million. We recorded charges totaling $2.6 million related to this matter during the third quarter of 2010 and we may incur additional charges in the future. These charges are included in Selling, General and Administrative Expenses and Losses (Gains) and Other Expenses, Net in the accompanying Consolidated Statement of Operations.
     Our obligations under the Lake Park Lease are secured by a pledge of our interest in the leased property and are also guaranteed by us and certain of our subsidiaries. The Lake Park Lease, as amended, contains restrictive covenants that are consistent with those of our domestic revolving credit facility. We are in compliance with these financial covenants as of September 30, 2010.
7. Lines of Credit and Financing Arrangements:
Long –Term Debt and Lines of Credit
     The following tables summarize our outstanding debt obligations and the classification in the accompanying Consolidated Balance Sheets (in millions):

Description of Obligations	Short-Term	Current	Long-Term
As of September 30, 2010	Debt	Maturities	Maturities	Total
Domestic revolving credit facility	$—	$—	$145.0	$145.0
Senior unsecured notes	—	—	200.0	200.0
Capital lease obligations	—	0.8	17.1	17.9
Foreign obligations	8.2	—	—	8.2

Total debt	$8.2	$0.8	$362.1	$371.1

Description of Obligations	Short-Term	Current	Long-Term
As of December 31, 2009	Debt	Maturities	Maturities	Total
Domestic promissory notes (1)	$—	$35.0	$—	$35.0
Domestic revolving credit facility	—	—	176.5	176.5
Capital lease obligations	—	0.4	17.1	17.5
Foreign obligations	2.2	0.1	0.2	2.5

Total debt	$2.2	$35.5	$193.8	$231.5

(1)	The domestic promissory notes that were due to mature on June 1, 2010 were prepaid during the first quarter of 2010.
     As of September 30, 2010, we had outstanding borrowings of $145.0 million under the $650 million domestic revolving credit facility and $69.5 million was committed to standby letters of credit. All of the remaining $435.5 million was available for future borrowings after consideration of covenant limitations. The facility matures in October 2012. As of September 30, 2010, we were in compliance with all covenant requirements.
     We have additional borrowing capacity through several of our foreign subsidiaries used primarily to finance seasonal borrowing needs. We had $8.2 million and $2.5 million of obligations outstanding through our foreign subsidiaries as of September 30, 2010 and December 31, 2009, respectively. Available borrowing capacity at September 30, 2010 and December 31, 2009, under foreign facilities was $10.0 million and $12.6 million, respectively.
     The domestic revolving credit facility includes a subfacility for swingline loans of up to $50 million and provides for the issuance of letters of credit for the full amount of the credit facility. Our weighted average borrowing rate on the facility was 0.96% and 0.84% as of September 30, 2010 and December 31, 2009, respectively.
     Our domestic revolving credit facility contains financial covenants relating to leverage and interest coverage. Other covenants contained in the domestic revolving credit facility restrict, among other things, mergers, asset dispositions, guarantees, debt, liens, acquisitions, investments, affiliate transactions and our ability to make restricted payments. The financial covenants require us to maintain defined levels of Consolidated Indebtedness to Adjusted EBITDA Ratio and a Cash Flow (defined as EBITDA minus capital expenditures) to Net Interest Expense Ratio. The required ratios under our domestic revolving credit facility as of September 30, 2010 are detailed below:

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
     Our domestic revolving credit facility contains customary events of default. These events of default include nonpayment of principal or interest, breach of covenants or other restrictions or requirements, default on certain other indebtedness or receivables securitizations (cross default), and bankruptcy. A cross default under our revolving credit facility could occur if:
•	we fail to pay any principal or interest when due on any other indebtedness or receivables securitization of at least $40.0 million; or

•	we are in default in the performance of, or compliance with any term of any other indebtedness or receivables securitization in an aggregate principal amount of at least $40.0 million, or any other condition exists which would give the holders the right to declare such indebtedness due and payable prior to its stated maturity.
     Each of our major debt agreements contains provisions by which a default under one agreement causes a default in the others (a cross default). If a cross default under the revolving credit facility, our senior unsecured notes, or our revolving period asset securitization program were to occur, it could have a wider impact on our liquidity than might otherwise occur from a default of a single debt instrument or lease commitment.
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
     During the first quarter of 2010, our captive insurance subsidiary entered into an agreement in which cash was placed into a trust for the benefit of a third-party insurance provider. The purpose of the trust is to pay Workers Compensation claims for policy years 2003 – 2009 until the liabilities are fully extinguished. These policies were written by the third-party insurance provider, and then reinsured by our captive insurance subsidiary. This transaction was classified as restricted cash on the accompanying Consolidated Balance Sheets. The balance at September 30, 2010 was $13.1 million.
Asset Securitization
     Under a revolving period asset securitization arrangement (“ASA”), we are eligible to sell beneficial interests in a portion of our trade accounts receivable to participating financial institutions for cash.
     The ASA contains certain restrictive covenants relating to the quality of our accounts receivable and cross-default provisions with our Credit Agreement. The administrative agent under the ASA is also a participant in our Credit Agreement. The administrative agent has an investment grade credit rating. We continue to evaluate its creditworthiness and have no reason to believe it will not perform under the ASA. As of September 30, 2010, we were in compliance with all covenant requirements.
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

	As of	As of
	September 30,	December 31,
	2010	2009
Eligible amount available under the ASA on qualified accounts receivable	$93.9	$72.5
Beneficial interest sold	—	—

Remaining amount available	$93.9	$72.5

     Under the ASA, we pay certain discount fees to use the program and have the facility available to us. These fees relate to both the used and unused portions of the securitization. The used fee is based on the beneficial interest sold and calculated on the average floating commercial paper rate determined by the purchaser of the beneficial interest, plus a program fee of 1.15%. The rate was 1.45% and 1.38% as of September 30, 2010 and December 31, 2009, respectively. The unused fee is based on 102% of the maximum available amount less the beneficial interest sold and calculated at 0.5% fixed rate throughout the term of the agreement. We recorded these fees in Selling, General and Administrative Expenses in the accompanying Consolidated Statements of Operations. The amounts recorded were as follows (in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Discount fees	$0.1	$0.1	$0.4	$0.6
8. Pension and Postretirement Benefit Plans:
     The components of net periodic benefit cost were as follows (in millions):

	For the Three Months Ended September 30,
	2010	2009	2010	2009
	Pension Benefits		Other Benefits
Service cost	$1.3	$1.4	$0.2	$0.2
Interest cost	4.4	4.4	0.2	0.2
Expected return on plan assets	(4.9)	(4.1)	—	—
Amortization of prior service cost	0.1	0.2	(0.5)	(0.5)
Amortization of net loss	2.1	2.2	0.3	0.3
Settlements or curtailments	—	0.5	—	—

Total net periodic pension cost	$3.0	$4.6	$0.2	$0.2

	For the Nine Months Ended September 30,
	2010	2009	2010	2009
	Pension Benefits		Other Benefits
Service cost	$3.7	$4.2	$0.4	$0.5
Interest cost	13.2	13.1	0.6	0.7
Expected return on plan assets	(14.5)	(12.2)	—	—
Amortization of prior service cost	0.4	0.5	(1.4)	(1.5)
Amortization of net loss	6.4	6.8	0.9	0.9
Settlements or curtailments	—	0.8	—	—

Total net periodic pension cost	$9.2	$13.2	$0.5	$0.6

     The fair values of our pension plan assets, by asset category, are as follows:

	Fair Value Measurements as of
	September 30, 2010
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets Category:
Cash and cash equivalents	$0.8	$—	$—	$0.8
Commingled pools / Collective Trusts
U.S. equity (1)	—	31.7	—	31.7
International equity (2)	—	48.4	—	48.4
Fixed income (3)	—	78.7	—	78.7
Mutual funds
U.S. equity (4)	37.8	—	—	37.8
International equity (4)	6.0	—	—	6.0
Fixed income (5)	6.1	—	—	6.1
Balanced pension trust (6)
U.S. equity	—	2.0	—	2.0
International equity	—	7.0	—	7.0
Bonds	—	5.1	—	5.1
Pension fund
U.S. equity (7)	—	1.0	—	1.0
International equity (7)	—	5.1	—	5.1
Fixed income (8)	—	4.1	—	4.1
Money market instruments (9)	—	0.8	—	0.8
Guaranteed investment contracts	—	1.8	—	1.8

Total	$50.7	$185.7	$—	$236.4

     Additional information about assets measured at Net Asset Value per share (in millions):

	As of September 30, 2010
		Redemption
		Frequency
		(if currently	Redemption
	Fair Value	eligible)	Notice Period
Assets Category:
Commingled pools / Collective Trusts
U.S. equity (1)	$31.7	n/a	n/a
International equity (2)	48.4	Monthly	10 – 15 days
Fixed income (3)	78.7	Quarterly	15 days
Mutual funds
U.S. equity (4)	37.8	n/a	n/a
International equity (4)	6.0	n/a	n/a
Fixed income (5)	6.1	n/a	n/a
Balanced pension trust (6)
U.S. equity	2.0	Daily	5 days
International equity	7.0	Daily	5 days
Bonds	5.1	Daily	5 days
Pension fund
U.S. equity (7)	1.0	Daily	7 days
International equity (7)	5.1	Daily	7 days
Fixed income (8)	4.1	Daily	7 days
Money market instruments (9)	0.8	Daily	7 days

Total	$233.8

(1)	This category includes investments primarily in U.S. equity securities that include large, mid and small capitalization companies.

(2)	This category includes investments primarily in Non-U.S. equity securities that include large, mid and small capitalization companies in large developed markets as well as emerging markets equities.

(3)	This category includes investments in U.S. investment grade and high yield fixed income securities, non-U.S. fixed income securities and emerging markets fixed income securities.

(4)	These funds seek capital appreciation and generally invest in common stocks of U.S. and Non-U.S. issuers. They may invest in growth stocks or value stocks.

(5)	This fund seeks to provide inflation protection. It currently invests at least 80% of its assets in inflation-indexed bonds issued by the U.S. government. It may invest in bonds of any maturity, though the fund typically maintains a dollar-weighted average maturity of 7 to 20 years.

(6)	The investment objectives of the fund are to provide long-term capital growth and income by investing primarily in a well-diversified, balanced portfolio of Canadian common stocks, bonds and money market securities. The fund also holds a portion of its assets in U.S. and non-U.S. equities.

(7)	This category includes investments in U.S. and Non-U.S. equity securities and aims to provide returns consistent with the markets in which it invests and provide broad exposure to countries around the world.

(8)	This category includes investments in United Kingdom (U.K.) government index-linked securities (index-linked gilts) that have maturity periods of 5 years or longer and investment grade corporate bonds denominated in sterling.

(9)	This fund invests in U.K. money market instruments and includes cash, bank deposits and short-term fixed interest investments.
9. Stock-Based Compensation:
     Our 2010 Incentive Plan, as amended and restated provides for various long-term incentive awards, which include stock options, performance share units, restricted stock units and stock appreciation rights. Net stock-based compensation expense of $4.1 million and $3.8 million was recognized for the third quarters of 2010 and 2009, respectively. Net stock-based compensation expense of $11.8 million and $9.0 million was recognized for the first nine months of 2010 and 2009, respectively. These expenses are included in Selling, General and Administrative Expenses in the accompanying Consolidated Statements of Operations.
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

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Manufacturing rationalizations	$4.0	$9.7	$11.7	$18.7
Reorganization of distribution network	—	(0.5)	0.1	(0.3)
Reorganizations of corporate and business unit selling and administrative functions	0.7	2.3	3.2	9.0

Total	$4.7	$11.5	$15.0	$27.4

     The components of the $4.7 million of restructuring charges recorded in the third quarter of 2010 are discussed in greater detail in later sections of this footnote.
     In the third quarter of 2009, restructuring charges for manufacturing rationalizations included $7.5 million related to the consolidation of certain Commercial Heating & Cooling manufacturing operations located in Mions, France into our existing manufacturing operations in Longvic, France. Manufacturing rationalizations recorded in the third quarter of 2009 also included $1.5 million related to the consolidation of Residential Heating & Cooling manufacturing operations from Blackville, South Carolina into our operations in Orangeburg, South Carolina and Saltillo, Mexico and $0.2 million of charges related to the transition of production of certain Residential Heating & Cooling products from our Marshalltown, Iowa manufacturing facility to our manufacturing operations in Saltillo, Mexico.
     In the third quarter of 2009, restructuring charges related to reorganizations of corporate and business unit selling and administrative functions included $1.2 million related to the relocation of Residential Heating & Cooling factory-built fireplace headquarters from Orange, California to Nashville, Tennessee and the consolidation of customer and technical service departments into our existing hearth products plant in Union City, Tennessee. Reorganization charges recorded in the third quarter of 2009 also included $0.2 million related to the reorganization of our Commercial Heating & Cooling business unit’s selling and administrative functions in Northern Europe and $0.3 million related to the reorganization of the management structure of our Refrigeration administrative and support functions across the globe. Restructuring charges recorded in the third quarter of 2009 also included $0.6 million related to the centralization of certain Service Experts administrative and support functions.

     Restructuring reserves are included in Accrued Expenses in the accompanying Consolidated Balance Sheets. The table below details activity within the restructuring reserves for the first three quarters of 2010 (in millions):

	Balance as of	Charged		Non-Cash	Balance as of
	December 31,	to	Cash	Utilization	September 30,
Description of Reserves	2009	Earnings	Utilization	and Other	2010
Severance and related expense	$21.1	$8.9	$(18.7)	$(1.4)	$9.9
Asset write-offs and accelerated depreciation	—	2.8		(2.8)	—
Equipment moves	—	0.7	(0.7)	—	—
Lease termination	0.3	0.2	(0.3)	—	0.2
Other	0.8	2.4	(2.4)	—	0.8

Total restructuring reserves	$22.2	$15.0	$(22.1)	$(4.2)	$10.9

     Manufacturing Rationalization Activities
     Information regarding the restructuring charges related to manufacturing rationalizations is as follows (in millions):

			Total
	Charges	Charges	Charges
	Incurred in	Incurred to	Expected to
	2010	Date	be Incurred
Severance and related expense	$6.6	$31.8	$31.8
Asset write-offs and accelerated depreciation	2.2	10.7	10.9
Equipment moves	0.5	2.6	3.5
Other	2.4	6.2	8.4

Total	$11.7	$51.3	$54.6

     Restructuring expense for manufacturing rationalization activities related to the following:
•	In the third quarter of 2010, we began to exit contract coil manufacturing in our Refrigeration operations in Milperra, Australia. Total restructuring charges related to this action recorded in the first nine months and third quarter of 2010 were $3.4 million, which was composed of severance of $2.8 million and asset write-offs of $0.6 million. This action is expected to be completed during the fourth quarter of 2010.

•	In the first quarter of 2010, we began to exit OEM coil manufacturing in our Refrigeration operations in Milperra, Australia. Total restructuring charges related to this action recorded in the first nine months of 2010 were $5.3 million, which was composed of severance of $4.0 million, asset write-offs of $1.1 million and other charges of $0.2 million. During the third quarter of 2010 we recorded $0.1 million of restructuring charges related to this action. This action was substantially completed during the first nine months of 2010.

•	In the fourth quarter of 2009, we began the consolidation of certain Refrigeration manufacturing operations located in Parets, Spain into our existing operations in Genas, France. During the first nine months of 2010 we recorded restructuring charges totaling $1.5 million related to this action, which was composed of $0.2 of equipment moves, $0.2 million of severance, and $1.1 million of other charges. During the third quarter of 2010 we recorded $0.1 million of restructuring charges related to this action. This action was substantially completed during the first nine months of 2010.

•	In the first quarter of 2009, we began the consolidation of Residential Heating & Cooling manufacturing operations from Blackville, South Carolina into our operations in Orangeburg, South Carolina and Saltillo, Mexico. Total restructuring charges recorded related to this action in the first nine months of 2010 were $1.3 million, primarily composed of equipment move costs, accelerated depreciation, severance and other plant closure costs. During the third quarter of 2010 we recorded $0.3 million of restructuring charges related to this action. The consolidation is expected to be completed during the third quarter of 2011.

•	Additionally, during the first nine months of 2010, we reversed $0.3 million of restructuring severance charges related to the consolidation of certain Commercial Heating & Cooling manufacturing operations located in Mions, France into our existing manufacturing operations in Longvic, France to adjust estimated amounts to actual.
   Reorganization of Distribution Network
     In the fourth quarter of 2008, we commenced the transition of activities currently performed at our North American Parts Center in Des Moines, Iowa to other locations, including our North American Distribution Center in Marshalltown, Iowa. We incurred $0.1 million of restructuring charges, which was composed of severance, during the first nine months of 2010 related to this transition. To date, we have incurred $3.2 million, which was composed primarily of severance, and we expect the total cost to be $3.6 million related to this restructuring activity. The total cost of this restructuring activity will be composed of severance of $2.6 million, equipment moving costs of $0.3 million and other costs of $0.7 million. The transition is expected to be completed in the fourth quarter of 2011.
   Reorganizations of Corporate and Business Unit Selling and Administrative Functions
     Information regarding the restructuring charges related to the reorganization of corporate and business unit selling and administrative functions is as follows (in millions):

			Total
	Charges	Charges	Charges
	Incurred in	Incurred to	Expected to
	2010	Date	be Incurred
Employee relocation	$1.2	$1.6	$1.7
Severance and related expense	1.0	21.5	21.6
Asset write-offs and accelerated depreciation	0.5	1.4	1.4
Lease termination	0.3	2.0	2.4
Other	0.2	0.8	0.9

Total	$3.2	$27.3	$28.0

     We incurred costs related to the following restructuring actions in our selling and administrative activities:
•	In the third quarter of 2009, we initiated the relocation of Residential Heating & Cooling factory-built fireplace headquarters from Orange, California to Nashville, Tennessee and the consolidation of customer and technical service departments into our existing hearth products plant in Union City, Tennessee. As a result of this action, we recorded restructuring charges of $1.9 million during the first nine months of 2010, which primarily consisted of employee relocation and lease termination costs. During the third quarter of 2010 we recorded $0.3 million of restructuring charges related to this action. Total anticipated restructuring charges related to this action are expected to total $4.1 million and consist principally of severance, recruiting, relocation costs and lease termination costs. We substantially completed this action during the first nine months of 2010.

•	During the first quarter of 2009, we reorganized the management structure of our Refrigeration administrative and support functions across the globe. As a result of this action, we recorded restructuring severance charges of $0.5 million during the first nine months of 2010. During the third quarter of 2010 we recorded no restructuring charges related to this action. The action was completed in the third quarter of 2010.

•	During the second quarter of 2010, we reorganized certain administrative operations of an acquired company within our Service Experts segment. In connection with this action, we recorded asset write-offs totaling $0.5 million during the first nine months of 2010. During the third quarter of 2010 we recorded $ 0.3 million of restructuring charges related to this action. Total anticipated restructuring costs associated with this action are $0.9 million and will consist of primarily of asset write-offs and lease termination costs. This action is expected to be completed by the end of the fourth quarter of 2010.

•	In the third quarter of 2008, our Commercial Heating & Cooling business unit began to reorganize its selling and administrative functions in Northern Europe through a series of restructuring actions. Total restructuring charges recorded in the first nine months of 2010 related to this action were $0.3 million.
11. Discontinued Operations:
     Service Experts Discontinued Operations
     A summary of net trade sales and operational losses classified as Discontinued Operations in the accompanying Consolidated Statements of Operations are detailed below (in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net trade sales	$—	$7.6	$0.2	$20.2
Operational loss from discontinued operations(1)	0.1	2.9	0.9	10.2

(1)	Included in the operational loss from discontinued operations are losses on the disposal of the assets and liabilities of the service centers sold of $0.3 million for the nine months ended September 30, 2010, and gains on disposal of the assets and liabilities of service centers sold of $1.1 million for the nine months ended September 30, 2009. Included in operational loss from discontinued operations for the nine months ended September 30, 2009, was a charge of $6.2 million for litigation related to the sale of a service center in 2004. Included in operational loss from discontinued operations for the three and nine months ended September 30, 2009, was an impairment charge of $2.1 million from discontinued operations during the third quarter of 2009 that related to service centers where the estimated selling price less cost to sell off the assets was below the net book value of those assets.
     The assets and liabilities of the discontinued operations are presented as follows in the accompanying Consolidated Balance Sheets (in millions):

	As of	As of
	September 30,	December 31,
	2010	2009
Assets of discontinued operations:
Other assets	$—	$3.6
Liabilities of discontinued operations:
Accrued expenses	$0.5	$1.3
12. Earnings Per Share:
     Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net income by the sum of the weighted-average number of shares and the number of equivalent shares assumed outstanding, if dilutive, under our stock-based compensation plans.
     The computations of basic and diluted earnings per share for Income from Continuing Operations were as follows (in millions, except per share data):

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income	$41.8	$31.0	$88.5	$44.7
Add: Loss from discontinued operations	0.1	2.7	0.8	7.2

Income from continuing operations	$41.9	$33.7	$89.3	$51.9

Weighted-average shares outstanding — basic	53.8	55.8	55.0	55.5
Effect of diluted securities attributable to stock-based payments	1.2	1.3	1.2	0.8

Weighted-average shares outstanding — diluted	55.0	57.1	56.2	56.3

Earnings per share from continuing operations:
Basic	$0.78	$0.60	$1.62	$0.94
Diluted	$0.76	$0.59	$1.59	$0.92
     Stock appreciation rights were outstanding, but not included in the diluted earnings per share calculation because the assumed exercise of such rights would have been anti-dilutive. The details are as follows:

	For the Nine Months Ended
	September 30,
	2010	2009
Number of shares	520,817	609,286
Price ranges per share	$36.94	$34.52 – 37.11
13. Reportable Business Segments:
     We operate in four reportable business segments of the heating, ventilation, air conditioning and refrigeration (“HVACR”) industry. Our segments are organized primarily by the nature of the products and services provided. The table below details the nature of the operations of each reportable segment:

Segment	Product or Services	Markets Served	Geographic Areas
Residential Heating	Heating	Residential Replacement	United States
& Cooling	Air Conditioning	Residential New	Canada
	Hearth Products	Construction

Commercial Heating	Rooftop Products	Light Commercial	United States
& Cooling	Chillers		Canada
	Air Handlers		Europe

Service Experts	Equipment Sales	Residential	United States
	Installation	Light Commercial	Canada
Maintenance Repair

Refrigeration	Unit Coolers	Light Commercial	United States
	Condensing Units	Food Preservation and	Canada
	Other Commercial	Non-Food/Industrial	Europe
	Refrigeration Products		Asia Pacific South America
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
     Net sales and segment profit (loss) by business segment, along with a reconciliation of segment profit (loss) to Income from Continuing Operations Before Income Taxes are shown below (in millions):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Net Sales
Residential Heating & Cooling	$370.9	$347.1	$1,068.5	$972.7
Commercial Heating & Cooling	176.3	154.4	471.7	448.6
Service Experts	150.9	137.3	445.6	389.0
Refrigeration	140.6	133.6	411.8	369.4
Eliminations (1)	(20.5)	(22.9)	(63.2)	(65.7)

	$818.2	$749.5	$2,334.4	$2,114.0

Segment Profit (Loss)(2)
Residential Heating & Cooling	$39.0	$39.0	$98.6	$73.5
Commercial Heating & Cooling	24.9	17.1	56.2	38.4
Service Experts	6.0	7.9	14.2	9.6
Refrigeration	17.3	16.8	47.5	32.9
Corporate and other	(15.5)	(13.4)	(48.2)	(42.0)
Eliminations (1)	0.1	0.2	(0.2)	(0.2)

Subtotal that includes segment profit and eliminations	71.8	67.6	168.1	112.2
Reconciliation to income from continuing operations before income taxes:
Items in losses (gains) and other expenses, net that are excluded from segment profit (3)	0.5	(1.6)	6.7	(6.2)
Restructuring charges	4.7	11.5	15.0	27.4
Interest expense, net	3.5	2.2	9.1	6.1
Other expense, net	—	0.1	0.1	0.2

Income from continuing operations before income taxes	$63.1	$55.4	$137.2	$84.7

(1)	Eliminations consist of intercompany sales between business segments, such as products sold to Service Experts by the Residential Heating & Cooling segment.

(2)	We define segment profit and loss as a segment’s income or loss from continuing operations before income taxes included in the accompanying Consolidated Statements of Operations: Excluding:
o	Special product quality adjustments.

o	Items within Losses (Gains) and Other Expenses, net that are noted in (3).

o	Restructuring charges.

o	Goodwill and equity method investment impairments.

o	Interest expense, net.

o	Other expense, net.

(3)	Items in Losses (Gains) and Other Expenses, net that are excluded from segment profit are net change in unrealized gains and/or losses on open future contracts, discount fee on accounts sold, realized gains and/or losses on marketable securities, special legal contingency charge, and other items.

     Total assets by business segment are shown below (in millions). The assets in the Corporate segment are primarily comprised of cash and deferred tax assets. Assets recorded in the operating segments represent those assets directly associated with those segments.

	As of	As of
	September 30,	December 31,
	2010	2009
Total Assets
Residential Heating & Cooling	$576.6	$484.2
Commercial Heating & Cooling	290.3	238.5
Service Experts	193.5	173.1
Refrigeration	380.9	357.5
Corporate and other	267.0	297.3
Eliminations (1)	(11.0)	(10.3)

Total assets	1,697.3	1,540.3
Discontinued operations (See Note 11)	—	3.6

Total assets	$1,697.3	$1,543.9

(1)	Eliminations consist of net intercompany receivables and intercompany profit included in inventory from products sold between business segments, such as products sold to Service Experts by the Residential Heating & Cooling segment.
14. Fair Value Measurements:
Assets and Liabilities Measured at Fair Value on a Recurring Basis
          The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (in millions):

Fair Value Measurements on a Recurring Basis as of
September 30, 2010
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Investment in marketable equity securities (1)	$11.1	$—	$—	$11.1
Derivatives, net (2)	—	5.1	—	5.1

Fair Value Measurements on a Recurring Basis as of
December 31, 2009
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Investment in marketable equity securities(1)	$5.4	$—	$—	$5.4
Derivatives, net (2)	—	10.2	—	10.2

(1)	Investment in marketable equity securities is recorded in Other Long-term Assets in the accompanying Consolidated Balance Sheets.

(2)	Liability derivatives are recorded in Accrued Expenses and Other Liabilities and asset derivatives are recorded in Other Assets in the accompanying Consolidated Balance Sheets. See Note 4 for more information.

Other Fair Value Measurements
     The carrying amounts of cash and cash equivalents, accounts and notes receivable, net, accounts payable and other current liabilities approximate fair value due to the short maturities of these instruments. The fair values of each of our long-term debt instruments are based on the quoted market prices for the same issues or on the amount of future cash flows associated with each instrument using current market rates for debt instruments of similar maturities and credit risk. The estimated fair value of long-term debt (including our domestic revolving credit facility, capital lease obligations, foreign obligations and any related current maturities) was $168.0 million and $242.5 million as of September 30, 2010 and December 31, 2009, respectively. The estimated fair value of our senior unsecured notes was $218.1 million as of September 30, 2010. The fair values presented are estimates and are not necessarily indicative of amounts for which we could settle such instruments currently or indicative of our intent or ability to dispose of or liquidate them.
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
     Condensed consolidating financial statements of the Company, its Guarantor Subsidiaries and Non-Guarantor Subsidiaries as of September 30, 2010 and December 31, 2009 and for the three and nine months ended September 30, 2010 and 2009 are shown below:
Condensed Consolidating Balance Sheets
As of September 30, 2010
(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$0.8	$17.8	$73.8	$—	$92.4
Short-term investments	—	—	13.1	—	13.1
Accounts and notes receivable, net	(1,017.8)	793.5	645.1	8.4	429.2
Inventories, net	—	218.2	134.5	(5.0)	347.7
Deferred income taxes	2.0	25.4	15.6	(6.3)	36.7
Other assets	9.5	20.7	91.6	(58.0)	63.8

Total current assets	(1,005.5)	1,075.6	973.7	(60.9)	982.9
PROPERTY, PLANT AND EQUIPMENT, net	—	203.1	117.8	—	320.9
GOODWILL	—	50.9	221.5	(4.8)	267.6
DEFERRED INCOME TAXES	(5.0)	67.0	18.1	(14.0)	66.1
OTHER ASSETS, net	2,033.0	412.0	49.6	(2,434.8)	59.8

TOTAL ASSETS	$1,022.5	$1,808.6	$1,380.7	$(2,514.5)	$1,697.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$32.1	$—	$8.5	$(32.4)	$8.2
Current maturities of long-term debt	—	0.3	0.5	—	0.8
Accounts payable	8.0	140.3	133.7	2.0	284.0
Accrued expenses	10.0	218.7	128.6	(28.2)	329.1

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Income taxes payable	(26.6)	12.6	23.4	(4.0)	5.4

Total current liabilities	23.5	371.9	294.7	(62.6)	627.5
LONG-TERM DEBT	345.0	5.4	143.7	(132.0)	362.1
POSTRETIREMENT BENEFITS, OTHER THAN PENSIONS	—	13.1	—	—	13.1
PENSIONS	—	62.2	8.5	—	70.7
OTHER LIABILITIES	5.0	47.0	30.2	(14.9)	67.3

Total liabilities	373.5	499.6	477.1	(209.5)	1,140.7
COMMITMENTS AND CONTINGENCIES	—	—	—	—	—
TOTAL STOCKHOLDERS’ EQUITY	649.0	1,309.0	903.6	(2,305.0)	556.6

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,022.5	$1,808.6	$1,380.7	$(2,514.5)	$1,697.3

Condensed Consolidating Statements of Operations
For the Three Months Ended September 30, 2010
(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET SALES	$—	$563.0	$318.8	$(63.6)	$818.2
COST OF GOODS SOLD	0.1	413.4	233.6	(61.7)	585.4

Gross profit	(0.1)	149.6	85.2	(1.9)	232.8
OPERATING EXPENSES:
Selling, general and administrative expenses	—	120.0	43.5	—	163.5
Losses (gains) and other expenses, net	(1.5)	2.1	0.3	(0.1)	0.8
Restructuring charges	—	0.8	3.8	0.1	4.7
Loss (income) from equity method investments	(52.6)	(4.1)	(2.8)	56.7	(2.8)

Operational income (loss) from continuing operations	54.0	30.8	40.4	(58.6)	66.6
INTEREST EXPENSE, net	8.9	(5.9)	0.5	—	3.5
OTHER EXPENSE, net	—	—	—	—	—

Income (loss) from continuing operations before income taxes	45.1	36.7	39.9	(58.6)	63.1
(BENEFIT FROM) PROVISIONS FOR INCOME TAXES	(2.7)	12.1	11.9	(0.1)	21.2

Income (loss) from continuing operations	47.8	24.6	28.0	(58.5)	41.9
Loss from discontinued operations	—	—	0.1	—	0.1

Net income (loss)	$47.8	$24.6	$27.9	$(58.5)	$41.8

Condensed Consolidating Statements of Operations
For the Nine Months Ended September 30, 2010
(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET SALES	$—	$1,606.7	$922.9	$(195.2)	$2,334.4
COST OF GOODS SOLD	0.2	1,170.9	684.7	(193.2)	1,662.6

Gross profit	(0.2)	435.8	238.2	(2.0)	671.8
OPERATING EXPENSES:
Selling, general and administrative expenses	—	367.3	145.7	—	513.0
Losses (gains) and other expenses, net	(0.1)	6.6	(0.2)	—	6.3
Restructuring charges	—	4.0	11.0	—	15.0
(Income) loss from equity method investments	(103.8)	(7.6)	(8.9)	111.4	(8.9)

Operational income (loss) from continuing operations	103.7	65.5	90.6	(113.4)	146.4
INTEREST EXPENSE, net	8.9	(2.1)	2.3	—	9.1
OTHER EXPENSE, net	—	—	0.1	—	0.1

Income (loss) from continuing operations before income taxes	94.8	67.6	88.2	(113.4)	137.2
(BENEFIT FROM) PROVISIONS FOR INCOME TAXES	(3.3)	22.2	29.0	—	47.9

Income (loss) from continuing operations	98.1	45.4	59.2	(113.4)	89.3
Loss from discontinued operations	—	—	0.8	—	0.8

Net income (loss)	$98.1	$45.4	$58.4	$(113.4)	$88.5

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

Condensed Consolidating Statements of Operations
For the Three Months Ended September 30, 2009
(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET SALES	$—	$512.7	$310.1	$(73.3)	$749.5
COST OF GOODS SOLD	0.1	368.0	232.8	(73.2)	527.7

Gross profit	(0.1)	144.7	77.3	(0.1)	221.8
OPERATING EXPENSES:
Selling, general and administrative expenses	—	111.2	45.9	—	157.1
(Gains) losses and other expenses, net	(1.2)	(0.4)	(0.5)	—	(2.1)
Restructuring charges	—	2.7	8.8	—	11.5
(Income) loss from equity method investments	(26.8)	3.5	(2.4)	23.3	(2.4)

Operational income (loss) from continuing operations	27.9	27.7	25.5	(23.4)	57.7
INTEREST (INCOME) EXPENSE, net	(0.2)	0.8	1.7	(0.1)	2.2
OTHER EXPENSE, net	—	—	0.1	—	0.1

Income (loss) from continuing operations before income taxes	28.1	26.9	23.7	(23.3)	55.4
PROVISIONS FOR INCOME TAXES	0.5	11.2	10.0	—	21.7

Income (loss) from continuing operations	27.6	15.7	13.7	(23.3)	33.7
Loss from discontinued operations	—	—	2.6	0.1	2.7

Net income (loss)	$27.6	$15.7	$11.1	$(23.4)	$31.0

Condensed Consolidating Statements of Operations
For the Nine Months Ended September 30, 2009
(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET SALES	$—	$1,476.1	$827.9	$(190.0)	$2,114.0
COST OF GOODS SOLD	0.2	1,083.8	635.7	(189.9)	1,529.8

Gross profit	(0.2)	392.3	192.2	(0.1)	584.2
OPERATING EXPENSES:
Selling, general and administrative expenses	—	336.7	137.0	—	473.7
(Gains) losses and other expenses, net	(6.0)	(0.4)	4.1	—	(2.3)
Restructuring charges	—	11.7	15.7	—	27.4
(Income) loss from equity method investments	(27.0)	13.7	(5.6)	13.3	(5.6)

Operational income from continuing operations	32.8	30.6	41.0	(13.4)	91.0
INTEREST (INCOME) EXPENSE, net	(0.6)	5.3	1.4	—	6.1
OTHER EXPENSE, net	—	—	0.2	—	0.2

Income (loss) from continuing operations before income taxes	33.4	25.3	39.4	(13.4)	84.7
PROVISIONS FOR INCOME TAXES	2.4	14.4	16.1	(0.1)	32.8

Income (loss) from continuing operations	31.0	10.9	23.3	(13.3)	51.9
Loss from discontinued operations	—	—	7.2	—	7.2

Net income (loss)	$31.0	$10.9	$16.1	$(13.3)	$44.7

Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended September 30, 2010
(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(89.4)	$158.2	$(25.2)	$—	$43.6
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the disposal of property, plant and equipment	—	0.1	—	—	0.1
Purchases of property, plant and equipment	—	(23.2)	(6.8)	—	(30.0)
Proceeds from sale of business	—	0.1	3.4	—	3.5
Acquisition of business	—	(6.0)	—	—	(6.0)
Restricted cash	—	—	(13.1)	—	(13.1)

Net cash used in investing activities	—	(29.0)	(16.5)	—	(45.5)
CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term borrowings, net	—	—	5.7	—	5.7
Long-term payments	(35.0)	(0.1)	(0.7)	—	(35.8)
Issuance of senior unsecured notes	199.8	—	—	—	199.8
Revolver long-term borrowings, net	(31.5)	—	—	—	(31.5)
Additional investment in affiliate	—	—	(1.0)	—	(1.0)
Proceeds from stock option exercises	2.5	—	—	—	2.5
Payments of deferred financing costs	(1.8)	—	—	—	(1.8)
Repurchases of common stock	(150.3)	—	—	—	(150.3)
Excess tax benefits related to share-based payments	3.7	—	—	—	3.7
Intercompany debt	82.5	(102.6)	20.1	—	—
Intercompany financing activity	42.8	(15.3)	(27.5)	—	—
Intercompany investments	(7.9)	—	7.9	—	—
Intercompany dividends	9.0	—	(9.0)	—	—
Cash dividends paid	(24.4)	—	—	—	(24.4)

Net cash provided by (used in) financing activities	89.4	(118.0)	(4.5)	—	(33.1)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	11.2	(46.2)	—	(35.0)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	3.1	—	3.1
CASH AND CASH EQUIVALENTS, beginning of year	0.8	6.6	116.9	—	124.3

CASH AND CASH EQUIVALENTS, end of year	$0.8	$17.8	$73.8	$—	$92.4

Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended September 30, 2009
(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$65.4	$93.9	$54.0	$—	$213.3
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the disposal of property, plant and equipment	—	0.2	0.7	—	0.9
Purchases of property, plant and equipment	—	(28.4)	(5.5)	—	(33.9)
Proceeds from sale of business	—	0.5	—	—	0.5
Return on investment	—	—	0.7	—	0.7
Purchases of short-term investments	—	—	(16.9)	—	(16.9)
Proceeds from sales and maturities of short-term investments	—	—	50.2		50.2

Net cash (used in) provided by investing activities	—	(27.7)	29.2	—	1.5
CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term borrowings, net	—	—	(1.0)	—	(1.0)
Long-term payments	—	—	(1.5)	—	(1.5)
Revolver long-term payments, net	(217.3)	—	—	—	(217.3)
Proceeds from stock option exercises	7.6	—	—		7.6
Repurchases of common stock	(3.1)	—	—	—	(3.1)
Excess tax benefits related to share-based payments	3.4	—	—	—	3.4
Intercompany debt	19.1	(3.5)	(15.6)	—	—
Intercompany financing activity	143.8	(52.6)	(91.2)	—	—
Intercompany dividends	5.0	—	(5.0)	—	—
Cash dividends paid	(23.2)	—	—	—	(23.2)

Net cash used in financing activities	(64.7)	(56.1)	(114.3)	—	(235.1)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	0.7	10.1	(31.1)	—	(20.3)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	0.1	—	0.1
CASH AND CASH EQUIVALENTS, beginning of year	—	3.1	119.0	—	122.1

CASH AND CASH EQUIVALENTS, end of year	$0.7	$13.2	$88.0	$—	$101.9

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
     The third quarter of each fiscal year marks the end of the summer cooling period and our most profitable season. The seasonal fluctuations in mix and volume drive our sales and related segment profit, resulting in higher sales in the second and third quarters due to the larger cooling season relative to the heating season. Sales improved in our Commercial Heating & Cooling and Refrigeration businesses as compared to the third quarter of 2009. While overall our end markets continue to recover modestly, the rate of recovery has slowed during the third quarter and the global economic climate continues to be highly uncertain.
     While our results will continue to benefit from the economic recovery over the longer term, we will continue to focus on overall cost containment through restructuring savings, SG&A cost controls and sourcing initiatives. We also believe that commodity costs will put pressure on our earnings for the remainder of the year. As end markets recover, we are well-positioned to drive increased earnings leverage, and we will continue to execute on our strategic priorities to win new business and capture opportunities through innovative product and system solutions.
Company Highlights
•	Net sales for the third quarter of 2010 were $818.2 million, compared to $749.5 million in 2009 and were favorably impacted by higher volumes across all segments.

•	Operational income from continuing operations for the third quarter of 2010 was $66.6 million compared to $57.7 million for the third quarter of 2009. The improvement to operational income was primarily due to higher sales volumes.

•	Net income for the third quarter of 2010 was $41.8 million compared to $31.0 million in the same period in 2009. Diluted earnings per share was $0.76 per share in the third quarter 2010 compared to $0.54 per share in the third quarter of 2009.

•	We generated $43.6 million of cash flow from operating activities for first nine months of 2010 compared to $213.3 million in the first nine months of 2009. Cash provided by operating activities was lower primarily due to increased working capital requirements including the increased build of inventory levels in the first nine months of 2010 in order to support increased production volumes and new product introductions and increased accounts receivable due to increased sales. Also, first nine months of 2009 cash flows from operating activities were favorably impacted by the return of $37.9 million of collateral posted related to commodity hedges.

•	During the first nine months of 2010, we returned $144.3 million to shareholders through share repurchases.
Results of Operations
     The following table presents certain information concerning our financial results, including information presented as a percentage of net sales (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010		2009		2010		2009
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
Net sales	$818.2	100.0%	$749.5	100.0%	$2,334.4	100.0%	$2,114.0	100.0%
Cost of goods sold	585.4	71.5	527.7	70.4	1,662.6	71.2	1,529.8	72.4

Gross profit	232.8	28.5	221.8	29.6	671.8	28.8	584.2	27.6
Selling, general and administrative expenses	163.5	20.0	157.1	21.0	513.0	22.0	473.7	22.4
Losses (gains) and other expenses, net	0.8	0.1	(2.1)	(0.2)	6.3	0.3	(2.3)	(0.1)
Restructuring charges	4.7	0.6	11.5	1.5	15.0	0.6	27.4	1.3
Income from equity method investments	(2.8)	(0.3)	(2.4)	(0.3)	(8.9)	(0.4)	(5.6)	(0.3)

Operational income	$66.6	8.1%	$57.7	7.6%	$146.4	6.3%	$91.0	4.3%

Net income	$41.8	5.1%	$31.0	4.1%	$88.5	3.8%	$44.7	2.1%

Third Quarter of 2010 Compared to Third Quarter of 2009 – Consolidated Results
Net Sales
     Sales increased 9.2% for the third quarter of 2010 as compared to 2009 primarily due to increased sales volumes of 7% across all four business segments. These increases were supplemented by favorable price and mix of approximately 2%.

Gross Profit
     Gross profit margins declined approximately 110 basis points to 28.5% for the third quarter of 2010, compared to gross profit margins of 29.6% in 2009. The decline was primarily driven by commodity headwinds and other material costs of 60 basis points and increases in other costs of 40 basis points.
Selling, General and Administrative Expenses
     Selling, general and administrative (“SG&A”) expenses increased by $6.4 million in the third quarter of 2010 as compared to 2009 and as a percentage of sales, SG&A expenses were 20.0% for 2010 and 21.0% for 2009. SG&A expenses increased $5 million primarily due to increased variable incentive compensation driven by improved financial performance; $2 million related to increased variable selling expenses in support of our sales growth, and $3 million due to increased administrative support expenses. These increases were partially offset by $5 million favorable bad debt experience as compared to the prior year period.
Losses and Other Expenses, Net
     Losses (gains) and other expenses, net for the third quarters of 2010 and 2009 included the following (in millions):

	Three Months Ended
	September 30,
	2010	2009
Realized (gains) losses on settled futures contracts	$(0.2)	$0.4
Unrealized gains on unsettled futures contracts	(1.4)	(1.2)
Special legal contingency charge	1.8	—
Foreign currency exchange losses	0.6	(0.4)
Other items, net	—	(0.9)

Losses (gains) and other expenses, net	$0.8	$(2.1)

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
Restructuring Charges
     We anticipate incurring approximately $5 million of future restructuring charges relating to projects that were in process during the third quarter of 2010. Substantially all future restructuring charges will require the use of cash. Future cash outlays for restructuring activities that are currently in progress are estimated to be $14 million. These restructuring charges and cash outlays are expected to be incurred generally prior to the end of 2011.
     Total cash paid for restructuring activities during the first nine months of 2010 was $18.1 million, an increase of $2.6 million from the same period in 2009. A significant portion of this amount related to an increase in restructuring activities related to manufacturing rationalization and was primarily composed of severance payments related to our various restructuring projects. We use operating cash as the funding source for restructuring activities.
     We expect to realize $15 million of incremental expense savings for 2010.
     For a detail discussion regarding restructuring activities for the three months and nine months ended September 30, 2010, see Note 10 in the Notes to the Consolidated Financial Statements.
Income from Equity Method Investments
     Investments over which we do not exercise control but have significant influence are accounted for using the equity method of accounting. Income from equity method investments increased to $2.8 million in the third quarter of 2010 compared to $2.4 million during the same period in 2009 primarily due to the improved performance of our joint venture in Latin America.
Interest Expense, net
     Interest expense, net, increased to $3.5 million in the third quarter of 2010 from $2.2 million during the same period in 2009. The increase in interest expense was primarily attributable to a higher interest rate on our senior unsecured notes as compared to our revolver.
Income Taxes
     The income tax provision was $21.2 million in the third quarter of 2010 compared to $21.7 million during the same period in 2009. The effective tax rate was 33.6% for the third quarter of 2010 as compared to 39.2% for the same period in 2009. Our effective rates differ from the statutory federal rate of 35% for certain items, such as state and local taxes, non-deductible expenses, foreign operating losses for which no tax benefits have been recognized and foreign taxes at rates other than 35%.
Discontinued Operations
     Near the end of 2008, we announced plans to sell seven unprofitable service centers. We sold all of these service centers during 2009. Also, during the third quarter of 2009, we announced plans to sell an additional five service centers. We have sold all of these service centers as of the end of the first quarter of 2010.
     We have recorded an operational loss of $0.1 million related to these service centers in third quarter of 2010 as discontinued operations as compared to an operational loss of $2.7 million during the same period of 2009. The loss from discontinued operations for the third quarter of 2009 included an impairment charge of $2.1 million related to service centers where the estimated selling prices of the assets were below the net book value of those assets.
Third Quarter of 2010 Compared to Third Quarter of 2009 – Results by Segment
Residential Heating & Cooling
     The following table details our Residential Heating & Cooling segment’s net sales and profit for the third quarters of 2010 and 2009 (dollars in millions):

	Three Months Ended
	September 30,
	2010	2009	Difference	% Change
Net sales	$370.9	$347.1	$23.8	6.9%
Profit	39.0	39.0	—	—
% of net sales	10.5%	11.2%
     The increase in sales was driven by higher unit volume resulting in part from the warmer than normal summer temperatures throughout the U.S. that drove increased residential replacement sales as compared to the prior year, although new construction business was down from a year ago. Sales volumes increased net sales by 5% in 2010 as compared to 2009. Price and mix was favorable by 1%. Changes in foreign currency exchange favorably impacted sales by 1%.
     Segment profit remained constant in the third quarter of 2010 as compared to 2009 as the increase in segment profit from higher sales of $5 million was offset by commodities headwinds of $6 million and other product cost increase of $1 million, including higher product launch costs related to our new furnace platform. Lower SG&A expenses of $1 million increased segment profit and were the result of $3 million of favorable bad debt experience as compared to the prior year offset by $2 million of increased selling and advertising expenses.
Commercial Heating & Cooling
     The following table details our Commercial Heating & Cooling segment’s net sales and profit for the third quarters of 2010 and 2009 (dollars in millions):

	Three Months Ended
	September 30,
	2010	2009	Difference	% Change
Net sales	$176.3	$154.4	$21.9	14.2%
Profit	24.9	17.1	7.8	45.6
% of net sales	14.1%	11.1%
     Our Commercial Heating & Cooling business experienced higher sales volumes of 12% in the third quarter of 2010 as compared to 2009 primarily due to introductions of energy efficient products and an increase in planned replacement business at national retail accounts. Price and mix were also favorable by 4%. Foreign currency exchange rates decreased net sales by 2%.
     Segment profit increased for the third quarter of 2010 as compared to 2009 primarily due to the increase in segment profit from higher sales of nearly $11 million resulting from higher sales volume and favorable price and mix. Product costs remained relatively flat as factory productivity gains were partially offset by commodity headwinds. SG&A expenses increased by $3 million as higher variable selling expenses and incentive compensation more than offset favorable bad debt expense.
Service Experts
     The following table details our Service Experts segment’s net sales and profit for the third quarters of 2010 and 2009 (dollars in millions):

	Three Months Ended
	September 30,
	2010	2009	Difference	% Change
Net sales	$150.9	$137.3	$13.6	9.9%
Profit	6.0	7.9	(1.9)	(24.1)
% of net sales	4.0%	5.8%
     Net sales increased driven in part by warmer than normal summer temperatures throughout the U.S. and strong growth in commercial services. The sales increase was primarily due to an increase in sales volumes of 5%. Price and mix increased sales 4%. Foreign currency exchange rates increased net sales by 1%.
     Segment profit decreased as the favorable impact of increased in sales volumes of $2 million was more than offset by the timing of insurance expenses and other costs of $2 million and increased variable selling expenses of $1 million.
Refrigeration
     The following table details our Refrigeration segment’s net sales and profit for the third quarters of 2010 and 2009 (dollars in millions):

	Three Months Ended
	September 30,
	2010	2009	Difference	% Change
Net sales	$140.6	$133.6	$7.0	5.2%
Profit	17.3	16.8	0.5	3.0
% of net sales	12.3%	12.6%
     Net sales increased due to higher sales volumes of about 3% as growth in all other geographic areas of the business was partially offset by the effects our strategic exit of OEM coil production in Australia. Changes in foreign currency exchange rates favorably impacted sales by 1%. Price and mix also increased sales by approximately 1%.
     Segment profit increased $2 million due to the increase in net sales. Gross profit margins remained relatively flat as cost pressures primarily composed of commodities headwinds offset factory productivity gains. Higher SG&A expenses of $1 million reduced segment profit and were the result of increased incentive compensation offset by favorable bad debt experience.

     Corporate and Other
     Corporate and other expenses were $15.5 million in the third quarter of 2010, up from $13.4 million in 2009. The increase was primarily driven by the timing of corporate expense allocations related to business segments of $2 million.
Year-to-Date Through September 30, 2010 Compared to Year-to-Date Through September 30, 2009 – Consolidated Results
Net Sales
     Sales increased 10.4% for the first nine months of 2010 as compared to 2009 due to increased sales volumes of 7% primarily driven by growth across all four business segments. Residential Heating & Cooling and Service Experts segments showed the highest growth levels predominantly earlier in the year. The Refrigeration segment also showed growth as compared to a year ago. Sales volumes in Commercial Heating & Cooling segment were higher in the first nine months of 2010 as compared to 2009, as sales increases in the second and third quarters of 2010 more than offset the market pressures experienced in the first quarter. Favorable price and mix of approximately 1% also increased sales. Changes in foreign currency exchange rates favorably impacted net sales by 2%.
Gross Profit
     Gross profit margins improved approximately 120 basis points to 28.8% for the first nine months of 2010, compared to gross profit margins of 27.6% in 2009. This improvement was primarily driven by lower product costs from material savings and manufacturing efficiencies of approximately 200 basis points. Partially offsetting these positive impacts to gross profit margins was commodities headwinds of 40 basis points and price and mix primarily in the Residential Heating & Cooling segment that decreased gross profit margins by approximately 50 basis points.
Selling, General and Administrative Expenses
     As a percentage of sales, SG&A expenses were 22.0% for 2010 and 22.4% for 2009. SG&A expenses for the first nine months increased by $39.4 million in 2010 as compared to the same period in 2009. Selling and administrative expenses increased generally due to increased incentive compensation of $17 million driven by improved financial performance, and increased advertising associated with new product introductions and increased variable selling expenses of $13 million in support of our sales growth. The impact of changes in foreign exchange rates increased SG&A expenses by $10 million.
Losses (Gains) and Other Expenses, Net
     Losses (gains) and other expenses, net for the first nine months of 2010 and 2009 included the following (in millions):

	Nine Months Ended
	September 30,
	2010	2009
Realized (gains) losses on settled futures contracts	$(1.0)	$3.6
Unrealized gains on unsettled futures contracts	(0.1)	(6.3)
Special legal contingency charge	6.3	—
Foreign currency exchange losses	0.6	0.9
Other items, net	0.5	(0.5)

Losses (gains) and other expenses, net	$6.3	$(2.3)

     The change in gains and losses on both settled and unsettled futures contracts was primarily due to increases in commodity prices relative to the futures contract prices during 2010 as compared to 2009. Conversely, the change in unrealized losses (gains) related to unsettled futures contracts was primarily due to lower commodity prices relative to the futures contract prices for those contracts. For more information, see Note 4 in the Notes to the Consolidated Financial Statements. For more information regarding the special legal contingency charge, see Note 6 in the Notes to the Consolidated Financial Statements.

Income from Equity Method Investments
     Income from equity method investments increased to $8.9 million in the first nine months of 2010 compared to $5.6 million during the same period in 2009 primarily due to the improved performance of our U.S. joint venture in compressor manufacturing, which experienced increased sales and profitability.
Interest Expense, net
     Interest expense, net increased to $9.1 million during the first nine months of 2010 from $6.1 million during the same period in 2009. The increase in interest expense was primarily attributable to an increase in the interest rate paid, including the effects of our interest rate swap, on variable rate debt and the issuance of $200 million of our senior unsecured notes at 4.91%.
Income Taxes
     The income tax provision was $47.9 million in the first nine months of 2010 compared to $32.8 million during the same period in 2009. The effective tax rate was 34.9% for the first nine months of 2010 as compared to 38.7% for the same period in 2009. Our effective rates differ from the statutory federal rate of 35% for certain items, such as state and local taxes, non-deductible expenses, foreign operating losses for which no tax benefits have been recognized and foreign taxes at rates other than 35%.
Discontinued Operations
     Included in the operational loss from discontinued operations are losses on the disposal of the assets and liabilities of the service centers sold of $0.3 million for the first nine months of 2010, and gains on disposal of the assets and liabilities of service centers sold of $1.1 million for the first nine months of 2009. The loss from discontinued operations for the first nine months of 2009 included a provision of $6.2 million for an unfavorable judgment in litigation related to the sale of a service center in 2004 that was included in discontinued operations.
Year-to-Date Through September 30, 2010 Compared to Year-to-Date Through September 30, 2009 – Results by Segment
Residential Heating & Cooling
     The following table details our Residential Heating & Cooling segment’s net sales and profit for the first nine months of 2010 and 2009 (dollars in millions):

	Nine Months Ended
	September 30,
	2010	2009	Difference	% Change
Net sales	$1,068.5	$972.7	$95.8	9.8%
Profit	98.6	73.5	25.1	34.1
% of net sales	9.2%	7.6%
     The increase in sales was due to the recovery of the U.S. residential end markets, primarily the replacement market. Sales volumes increased net sales by 10% in 2010 as compared to 2009. The positive impact of changes in foreign currency exchange rates also increased sales by almost 2%. These increases in sales were partially offset by lower price and mix of almost 2%.
     Segment profit increased $25.1 million, including $14 million due to the increase in sales and $14 million due to material savings and manufacturing efficiencies partially offset by commodities headwinds and product launch costs. These were partially offset by higher SG&A expenses of $6 million and consisted primarily of increased variable selling expenses and incentive compensation.
Commercial Heating & Cooling
     The following table details our Commercial Heating & Cooling segment’s net sales and profit for the first nine months of 2010 and 2009 (dollars in millions):

	Nine Months Ended
	September 30,
	2010	2009	Difference	% Change
Net sales	$471.7	$448.6	$23.1	5.1%
Profit	56.2	38.4	17.8	46.4
% of net sales	11.9%	8.6%
     Our Commercial Heating & Cooling business experienced increased sales volumes of nearly 4% during the first nine months of 2010 primarily due to introductions of energy efficient products and an increase in planned replacement business at national retail accounts as well as strong growth in the schools market in the second and third quarters of 2010. Price and mix were favorable by 2%.
     Segment profit increased $17.8 million, including nearly $14 million due to the increase in net sales and $4 million due to material savings and manufacturing efficiencies.
Service Experts
     The following table details our Service Experts segment’s net sales and profit for the first nine months of 2010 and 2009 (dollars in millions):

	Nine Months Ended
	September 30,
	2010	2009	Difference	% Change
Net sales	$445.6	$389.0	$56.6	14.6%
Profit	14.2	9.6	4.6	47.9
% of net sales	3.2%	2.5%
     Net sales increased primarily due to the improvements in the residential service and replacement end markets. In addition, we have had significant growth in our commercial service business. The sales increase was primarily due to an increase in sales volumes of 9%. Price and mix increased sales by 3%. Foreign currency exchange rates increased sales by 3%.
     Segment profit increased $4.6 million, including $10 million due to the increase in sales. Offsetting this increase to segment profit was an SG&A expense increase of $4 million due to higher variable selling expenses and the timing of insurance expenses.
Refrigeration
     The following table details our Refrigeration segment’s net sales and profit for the first nine months of 2010 and 2009 (dollars in millions):

	Nine Months Ended
	September 30,
	2010	2009	Difference	% Change
Net sales	$411.8	$369.4	$42.4	11.5%
Profit	47.5	32.9	14.6	44.4
% of net sales	11.5%	8.9%
     Net sales increased due to higher sales volumes of about 4% and the favorable impact of changes in foreign currency exchange rates of 7%. Price and mix also increased sales by approximately 1%.
     Segment profit increased $14.6 million, including $11 million due to the increase in sales and almost $4 million in improved material savings and manufacturing efficiencies as those factors more than offset commodity price pressures.
Corporate and Other
     Corporate and other expenses were $48.2 million in the first nine months of 2010, up from $42.0 million during the same period in 2009. The increase was primarily driven by increases in stock-based and incentive compensation expenses of approximately $7 million.

Liquidity and Capital Resources
     Our working capital and capital expenditure requirements are generally met through internally generated funds, our domestic revolving credit facility and our revolving period asset securitization arrangement. Working capital needs are generally greater in the first and second quarters due to the seasonal nature of our business cycle.
     Statement of Cash Flows
     The following table summarizes our cash activity for the nine months ended September 30, 2010 and 2009 (in millions):

	2010	2009
Net cash provided by operating activities	$43.6	$213.3
Net cash (used in) provided by investing activities	(45.5)	1.5
Net cash used in financing activities	(33.1)	(235.1)
Net Cash Provided by Operating Activities
     The cash usage experienced during the first three quarters of 2010 in operating activities was primarily due to increased working capital requirements related to higher revenues. Accounts receivable increased by $71.6 million during the first nine months of 2010, compared to an increase of $18.9 million a year ago, reflecting higher sales. In addition, inventories increased during the period by $102.7 million due to new product introductions, compared to a decrease of $21.1 million for the same period in 2009. These impacts were partially offset by higher earnings for the first nine months of 2010 of $88.5 million compared to $44.7 million in 2009 and higher accounts payable of $43.8 million compared to $37.3 million for the first nine months of 2009.
     There were several other factors that impacted the year-over-year comparisons of our cash flows from operations during the first nine months of 2010 and 2009. In 2009, we had $37.9 million source of cash from the return of collateral posted for hedge losses. In addition, net income taxes payable increased by $11.1 million in 2010 compared to $0.4 million for the same period in 2009.
Net Cash (Used in) Provided by Investing Activities
     Capital expenditures in the first three quarters of 2010 were $30.0 million, which was slightly less than the $33.9 million incurred in the first three quarters of 2009. Capital expenditures for the first three quarters of 2010 were principally driven by:
•	Purchases of production equipment in our Residential Heating & Cooling and Commercial Heating & Cooling segments, and

•	Purchases of systems and software to support our regional distribution center initiative as well as the overall enterprise.
     Other factors impacting net cash from investing activities for the first nine months of 2010 included $13.1 million of restricted cash representing amounts placed into a trust by our captive insurance subsidiary for the benefit of a third-party insurance provider to pay worker’s compensation claims, and net use for acquisitions of $6.0 million offset by sale of businesses of $3.5 million.
Net Cash Used in Financing Activities
     To support working capital needs and share repurchases, we had net borrowings of $138.2 million during the first nine months of 2010 as compared to a net reduction of $219.8 million for the same period in 2009, driven largely by working capital requirements. We also repurchased common shares of $144.3 million in the first nine months of 2010 under the current share repurchase program. We paid a total of $24.4 million and $23.2 million in dividends on our common stock in the first nine months of 2010 and 2009, respectively.

     Debt Position and Financial Leverage
     Our debt-to-capital ratio increased to 40% as of September 30, 2010 from 28% as of December 31, 2009 due to increased debt balances. For a detailed description regarding our debt including our debt covenants, see Note 7 in the Notes to the Consolidated Financial Statements.
     As of September 30, 2010, we had outstanding borrowings of $145.0 million under the $650.0 million domestic revolving credit facility and $69.5 million was committed to standby letters of credit. All of the remaining $435.5 million was available for future borrowings after consideration of covenant limitations. The facility matures in October 2012. As of September 30, 2010, we were in compliance with all covenant requirements. Our domestic revolving credit facility is guaranteed by our material subsidiaries.
     We have additional borrowing capacity through several foreign facilities governed by agreements between us and various banks. These borrowings are used primarily to finance seasonal borrowing needs of our foreign subsidiaries. We had $8.2 million and $2.5 million of obligations outstanding through our foreign subsidiaries as of September 30, 2010 and December 31, 2009, respectively. Available borrowing capacity at September 30, 2010 and December 31, 2009, on foreign facilities was $10.0 million and $12.6 million, respectively.
     The domestic revolving credit facility includes a subfacility for swingline loans of up to $50 million and provides for the issuance of letters of credit for the full amount of the credit facility. Our weighted average borrowing rate on the facility was 0.96% and 0.84% as of September 30, 2010 and December 31, 2009, respectively.
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

	As of	As of
	September 30,	December 31,
	2010	2009
Eligible amount available under the ASA on qualified accounts receivable	$93.9	$72.5
Beneficial interest sold	—	—

Remaining amount available	$93.9	$72.5

     As of September 30, 2010, $13.1 million of cash and cash equivalents were restricted and held in a trust for our captive insurance subsidiary.
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
     We also may incur costs related to our products that may not be covered under our warranties and are not covered by insurance, and we may, from time to time, repair or replace installed products experiencing quality issues in order to satisfy our customers and to protect our brand. These product quality issues may be caused by vendor-supplied components that fail to meet required specifications. We have identified a product quality issue in a heating and cooling product line produced in 2006 and 2007 period that we believe results from a vendor-supplied materials quality issue. In 2009, we recorded an expense of $24.6 million for the portion of the issue that is probable and can be reasonably estimated and $17.5 million was accrued as of September 30, 2010. We may incur additional charges in the future as more information becomes available.
     We estimate the costs to settle pending litigation based on experience involving similar claims and specific facts known. We do not believe that any current or pending or threatened litigation with have a material adverse effect on our financial position. Litigation and arbitration, however, involve uncertainties and it is possible that the eventual outcome of litigation could adversely affect our results of operations for a particular period. We are the defendant in a class action lawsuit related to certain hearth products we produced and sold that claims such products are hazardous and that consumers were not adequately warned. On August 23, 2010, the Company and the plaintiffs entered into a binding MOU and have reached tentative terms for settlement of the case. At the parties’ request, the court has stayed the litigation. If the terms of the MOU are fulfilled, as is expected, the parties will file a motion for preliminary approval of the settlement with the court by December 1, 2010. We recorded charges totaling $2.6 million related to this matter during the third quarter of 2010 and we may incur additional charges in the future.
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
     Information about our exposure to market risks related to metal commodity prices and a sensitivity analysis related to our metal commodity hedges is presented below (in millions):

Notional amount (pounds)	18.6
Carrying amount and fair value of asset	$10.0
Change in fair value from 10% change in forward prices	$1.0
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
     Information about our exposure to interest rate risk and a sensitivity analysis related to our interest rate swap is presented below (in millions):

Notional amount	$100.0
Impact of a 100 basis point change in the benchmark interest rate:
Carrying amount and fair value of liability	$2.4
Interest expense	$1.3
     Foreign Currency Exchange Rate Risk
     Our results of operations can be affected by changes in exchange rates. Net sales and expenses in foreign currencies are translated into U.S. dollars for financial reporting purposes based on the average exchange rate for the period. For the three months ended September 30, 2010 and 2009, net sales from outside the U.S. represented 26.3% and 29.0%, respectively, of our total net sales. Historically, foreign currency transaction gains (losses) have not had a material effect on our overall operations. As of September 30, 2010, the impact to net income of a 10% change in exchange rates is estimated to be approximately $3.5 million.

Item 4. Controls and Procedures.
     Disclosure Controls and Procedures
     As required by Rule 13a-15 under the Securities Exchange Act of 1934, we carried out an evaluation, under the supervision and with the participation of our current management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report September 30, 2010 our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
  Changes in Internal Control Over Financial Reporting
     During the quarter ended September 30, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
     On August 23, 2010, the Company and the plaintiffs entered into a binding Memorandum of Understanding (MOU) and have reached tentative terms for settlement of the case. At the parties’ request, the court has stayed the litigation. If the terms of the MOU are fulfilled, as is expected, the parties will file a motion for preliminary approval of the settlement with the court by December 1, 2010.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     In June 2008 our Board of Directors approved a new share repurchase plan for $300 million, pursuant to which we are authorized to repurchase shares of our common stock through open market purchases (the “2008 Share Repurchase Plan”). The 2008 Share Repurchase Plan has no stated expiration date. In the third quarter of 2010, we repurchased shares of our common stock as follows:

				Approximate
				Dollar
				Value of Shares
		Average		that
		Price	Total Number of	may yet be
		Paid per	Shares Purchased	Purchased
	Total Number	Share	As Part of Publicly	Under the Plans or
	of Shares	(including	Announced Plans	Programs
Period	Purchased (1)	fees)	or Programs	(in millions)
July 1 through July 31	831	$44.97	—	$190.8

August 1 through August 31	1,117,770	$45.32	1,099,886	$141.0

September 1 through September 30	1,798	$42.44	—	$141.0

	1,120,399	$45.32	1,099,886

(1)	This column reflects the repurchases of 1,099,886 shares under the 2008 Share Repurchase Plan and the surrender to LII of 20,513 shares of common stock to satisfy tax-withholding obligations in connection with the vesting of restricted stock and performance share units.
Item 6. Exhibits.

3.1	—	Restated Certificate of Incorporation of Lennox International Inc. (“LII”) (filed as Exhibit 3.1 to LII’s Registration Statement on Form S-1 (Registration Statement No. 333-75725) filed on April 6, 1999 and incorporated herein by reference).

3.2	—	Amended and Restated Bylaws of LII (filed as Exhibit 3.1 to LII’s Current Report on Form 8-K filed on March 15, 2010 and incorporated herein by reference).

4.1	—	Specimen Stock Certificate for the Common Stock, par value $.01 per share, of LII (filed as Exhibit 4.1 to LII’s Amendment to Registration Statement on Form S-1/A (Registration No. 333-75725) filed on June 16, 1999 and incorporated herein by reference).

4.2	—	LII is a party to a long-term debt instrument under which the total amount of securities authorized under such instrument does not exceed 10% of the total assets of LII and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, LII agrees to furnish a copy of such instrument to the Securities and Exchange Commission upon request.

4.3	—	Indenture, dated as of May 3, 2010, between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Company’s Post-Effective Amendment No. 1 to Registration Statement on S-3 (Registration No. 333-155796)).

4.4	—	Form of First Supplemental Indenture among the Company, the guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.11 to the Company’s Post-Effective Amendment No. 1 to Registration Statement on S-3 (Registration No. 333-155796)).

31.1	—	Certification of the principal executive officer (filed herewith).

31.2	—	Certification of the principal financial officer (filed herewith).

32.1	—	Certification of the principal executive officer and the principal financial officer pursuant to 18 U.S.C. Section 1350 (filed herewith).
Exhibit No. (101).INS* XBRL Instance Document
Exhibit No. (101).SCH* XBRL Taxonomy Extension Schema Document
Exhibit No. (101).CAL* XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit No. (101).LAB* XBRL Taxonomy Extension Label Linkbase Document
Exhibit No. (101).PRE* XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit No. (101).DEF* XBRL Taxonomy Extension Definition Linkbase Document

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit No. (101) to this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LENNOX INTERNATIONAL INC.
Date: October 26, 2010	/s/ Robert W. Hau
Robert W. Hau
Chief Financial Officer (on behalf of registrant and as principal financial officer)