Form 10-K
period 2010-12-31
LENNOX INTERNATIONAL INC
filed 2011-02-18
CIK 1069202

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

As of June 30, 2010, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $2,219,266,287 based on the closing price of the registrant’s common stock on the New York Stock Exchange on such date. As of February 7, 2011, there were 53,720,904 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2011 Annual Meeting of Stockholders to be held on May 12, 2011 are incorporated by reference into Part III of this report.

LENNOX INTERNATIONAL INC.

FORM 10-K
For the Fiscal Year Ended December 31, 2010

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

Shown below are our four business segments, the key products and brand names within each segment and 2010 net sales by segment. Segment financial data for 2010, 2009 and 2008, including financial information about foreign and domestic operations, is included in Note 19 of the Notes to our Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” and is incorporated herein by reference.

			2010 Net Sales
Segment	Products/Services	Brand Names	(In millions)

Residential Heating & Cooling	Furnaces, air conditioners, heat pumps, packaged heating and cooling systems, indoor air quality equipment, pre-fabricated fireplaces, freestanding stoves	Lennox, Armstrong Air, Ducane, Aire-Flo, AirEase, Concord, Magic-Pak, Advanced Distributor Products, Superior, Country Stoves, Security Chimneys	$1,417.4
Commercial Heating & Cooling	Unitary heating and air conditioning equipment, applied systems	Lennox, Allied Commercial	620.0
Service Experts	Sales, installation and service of residential and light commercial heating and cooling equipment	Service Experts, various individual service center names	590.3
Refrigeration	Condensing units, unit coolers, fluid coolers, air cooled condensers, air handlers, process chillers, compressorized racks	Heatcraft Worldwide Refrigeration, Bohn, Larkin, Climate Control, Chandler Refrigeration, Friga-Bohn, HK Refrigeration, Hyfra, Kirby, Frigus-Bohn	550.9
Eliminations			(82.2)

		Total	$3,096.4

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

Products and Services

Residential Heating & Cooling

Heating & Cooling Products.  We manufacture and market a broad range of furnaces, air conditioners, heat pumps, packaged heating and cooling systems, accessories to improve indoor air quality, replacement parts and related products for both the residential replacement and new construction markets in North America. These products are available in a variety of designs and efficiency levels and at a range of price points, and are intended to provide a complete line of home comfort systems. We believe that by maintaining a broad product line marketed under multiple brand names, we can address different market segments and penetrate multiple distribution channels. We are building a network of PartsPlus stores across the United States that provide an easy access solution for contractors and independent dealers to obtain universal service and replacement parts, supplies, convenience items, tools, Lennox equipment and OEM parts.

The “Lennox” and “Aire-Flo” brands are sold directly to a network of approximately 7,000 independent installing dealers, making us one of the largest wholesale distributors of residential heating and air conditioning products in North America. The “Armstrong Air,” “Ducane,” “AirEase,” “Concord,” “Magic-Pak” and “Advanced Distributor Products” brands are sold through independent distributors.

Our Advanced Distributor Products operation builds evaporator coils and air handlers under the “Advanced Distributor Products” brand, as well as the “Lennox,” “Armstrong Air,” “AirEase,” “Concord” and “Ducane” brands. In addition to supplying us with components for our heating and cooling systems, Advanced Distributor Products also sells evaporator coils to our competitors for use in their heating and cooling products.

Hearth Products.  Our hearth products include factory-built gas, wood-burning and electric fireplaces; free standing wood-burning, pellet and gas stoves; wood-burning, pellet and gas fireplace inserts; gas logs, venting products and accessories. Many of our fireplaces are built with a blower or fan option and are efficient heat sources as well as attractive amenities to the home. We currently market our hearth products under the “Lennox,” “Superior,” “Country Collection” and “Security Chimneys” brand names.

Commercial Heating & Cooling

North America.  In North America, we manufacture and sell unitary heating and cooling equipment used in light commercial applications, such as low-rise office buildings, restaurants, retail centers, churches and schools. Our product offerings for these applications include rooftop units ranging from 2 to 50 tons of cooling capacity and split system/air handler combinations, which range from 1.5 to 20 tons of cooling capacity. These products are distributed primarily through commercial contractors and directly to national account customers. We believe the success of our products is attributable to their efficiency, design flexibility, total cost of ownership, low life-cycle cost, ease of service and advanced control technology.

Europe.  In Europe, we manufacture and sell unitary products, which range from 2 to 70 tons of cooling capacity, and applied systems with up to 200 tons of cooling capacity. Our European products consist of small package units, rooftop units, chillers, air handlers and fan coils that serve medium-rise commercial buildings, shopping malls, other retail and entertainment buildings, institutional applications and other field-engineered applications. We manufacture heating and cooling products in several locations in Europe and market these products through both direct and indirect distribution channels in Europe, Russia, Turkey and the Middle East.

Service Experts

Approximately 100 company-owned Service Experts dealer service centers provide installation, preventive maintenance, emergency repair and replacement of heating and cooling systems directly to residential and light commercial customers throughout the U.S. and Canada. In connection with these services, we sell a wide range of our manufactured equipment, parts and supplies, and third-party branded products. We focus primarily on service and replacement opportunities, which we believe are more stable and profitable than new construction in our Service Experts segment. We also have a growing Lennox National Account Services business that focuses on providing service and preventive maintenance to commercial national account customers. We use a portfolio of management procedures and best practices, including standards of excellence for customer service, common information technology systems and financial controls, a national accounting center and an inventory management program designed to enhance the quality, effectiveness and profitability of operations.

Refrigeration

We manufacture and market equipment for the global commercial refrigeration market under the Heatcraft Worldwide Refrigeration name. We sell these products to distributors, installing contractors, engineering design firms, original equipment manufacturers and end-users.

North America.  Our commercial refrigeration products for the North American market include condensing units, unit coolers, fluid coolers, air-cooled condensers, compressor racks and air handlers. These products are sold for refrigeration applications, primarily to preserve food and other perishables, and are used by supermarkets, convenience stores, restaurants, refrigerated warehouses and distribution centers. As part of the sale of commercial refrigeration products, we routinely provide application engineering for consulting engineers, contractors and others. We also sell products for non-food and various industry applications, such as telecommunications, dehumidification and medical applications. In January 2011 we completed a transaction with The Manitowoc Company, Inc. by which we acquired substantially all the assets of its Kysor/Warren business. Kysor/Warren is a leading manufacturer of refrigerated systems and display cases for supermarkets throughout North America. This acquisition provides us with a platform for additional business growth by extending the value chain for us directly to food retail and supermarket customers.

International.  In international markets, we manufacture and market refrigeration products including condensing units, unit coolers, air-cooled condensers, fluid coolers, compressor racks and process chillers. We have manufacturing locations in Germany, France, Australia, New Zealand, Brazil and China. We also own a 50% common stock interest in a joint venture in Mexico that produces unit coolers, air-cooled condensers, condensing units and compressor racks of the same design and quality as those manufactured by our U.S. business. This joint venture product line is complemented with imports from the U.S., which are sold through the joint venture’s distribution network. We also own an 8% common stock interest in a manufacturer in Thailand that produces compressors for use in our products and for other HVACR customers.

Business Strategy

Our business strategy is to sustain and expand our premium market position through organic growth and acquisitions while maintaining our focus on cost reductions to drive margin expansion and support growth in target business segments. This strategy is supported by five strategic priorities that are underlined by our values and our people. The five strategic priorities are:

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

Distribution Excellence

By investing resources in expanding our distribution network, we are making products available to our customers in a timely, cost-efficient manner. Additionally, we provide enhanced dealer support through the use of technology, training, advertising and merchandising.

Geographic Expansion

We are growing our international presence by continuing to extend our successful domestic business model and product knowledge into international markets.

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

An example of the competitive strength of our marketing and distribution strategy is in the North American residential heating and cooling market. We use three distinctly different distribution approaches in this market: the company-owned distribution system, the independent distribution system and sales made directly to end-users. We distribute our “Lennox” and “Aire-Flo” brands in a company-owned process directly to independent dealers that install these heating and cooling products and, in some cases, we sell “Lennox” commercial products directly to national account customers. We distribute our “Armstrong Air,” “Ducane,” “AirEase,” “Concord,” “Magic-Pak” and “Advanced Distributor Products” brands through the traditional independent distribution process pursuant to which we sell our products to distributors who, in turn, sell the products to installing contractors. In addition, we provide heating and cooling replacement products and services directly to consumers through company-owned Service Experts dealer service centers.

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

Our centrally led supplier development group works with selected suppliers to reduce their costs and improve their quality and delivery performance. We seek to accomplish this by employing the same business excellence tools utilized by our business segments to drive improvements in the area of lean manufacturing and six sigma, a disciplined, data-driven approach and methodology for improving quality.

Research and Development and Technology

An important part of our growth strategy is continued investment in research and product development to both develop new products and make improvements to existing product lines. As a result, we spent an aggregate of $49.5 million, $48.9 million and $46.0 million on research and development during 2010, 2009 and 2008, respectively. We operate a global engineering and technology organization that focuses on new technology invention, product development, and process improvements.

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

Our markets are driven by seasonal weather patterns. HVAC products and services are sold year round, but the volume and mix of product sales and service change significantly by season. The industry ships roughly twice as many units during June as it does in December. Overall, cooling equipment represents a substantial portion of the annual HVAC market. In between the heating season (roughly November through February) and cooling season (roughly May through August) are periods commonly referred to as shoulder seasons when the distribution channel transitions its buying patterns from one season to the next. These seasonal fluctuations in mix and volume drive our sales and related segment profit, resulting in somewhat higher sales in the second and third quarters due to the larger cooling season relative to the heating season.

Patents and Trademarks

We hold numerous patents that relate to the design and use of our products. We consider these patents important, but no single patent is material to the overall conduct of our business. We proactively obtain patents to further our strategic intellectual property objectives. We own or license several trademarks and service marks we consider important in the marketing of our products and services, including LENNOX®, ARMSTRONG AIR®, DUCANEtm, ALLIED COMMERCIALtm, AIRE-FLO®, CONCORD®, ADP ADVANCED DISTRIBUTOR PRODUCTS®, MAGIC-PAK®, HUMIDITROLtm, PRODIGY®, HEATCRAFT® WORLDWIDE REFRIGERATION, BOHN®, CHANDLER REFRIGERATION®, KIRBYtm AND LARKIN®, among others. We protect our marks through national registrations and common law rights.

Competition

Substantially all markets in which we participate are highly competitive. The most significant competitive factors we face are product reliability, product performance, service and price, with the relative importance of these factors varying among our businesses. Listed below are some of the companies we view as significant competitors in each of our four business segments, with relevant brand names, when different from the company name, shown in parentheses.

•	Residential Heating & Cooling — United Technologies Corp. (Carrier, Bryant, Tempstar, Comfortmaker, Heil, Arcoaire); Goodman Global, Inc. (Goodman, Amana); Ingersoll-Rand plc (Trane, American Standard); Paloma Co., Ltd. (Rheem, Ruud); Johnson Controls, Inc. (York, Weatherking); Daiken; Nordyne (Maytag, Westinghouse, Frigidaire, Tappan, Philco, Kelvinator, Gibson); HNI Corporation (Heatilator, Heat-n-Glo); and Monessen Hearth Company (Majestic).

•	Commercial Heating & Cooling — United Technologies Corp. (Carrier); Ingersoll-Rand plc (Trane); Johnson Controls, Inc. (York); AAON, Inc.; and Daikin Industries, Ltd. (McQuay).

•	Service Experts — Local independent dealers; dealers owned by utility companies, including, for example, Direct Energy; and national HVAC service providers such as Sears and American Residential Services.

•	Refrigeration — United Technologies Corp. (Carrier); Ingersoll-Rand plc (Hussmann); Emerson Electric Co. (Copeland); GEA Group (Kuba, Searle, Goedhart); and Alfa Laval (Alfa Laval, Fincoil, Helpman).

Employees

As of December 31, 2010, we employed approximately 11,800 employees, of whom approximately 4,800 were salaried and 7,000 were hourly. The number of hourly workers we employ may vary in order to match our labor needs during periods of fluctuating demand. Approximately 2,400 employees are represented by unions. We believe our relationships with our employees and with the unions representing our employees are good and currently we do not anticipate any material adverse consequences resulting from negotiations to renew any collective bargaining agreements.

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

Refrigerants.  The use of hydrochlorofluorocarbons, “HCFCs,” and hydroflurocarbons “HFCs” as refrigerants for air conditioning and refrigeration equipment is common practice in the HVACR industry. We have complied with applicable rules and regulations governing the use of HCFCs and HFCs. The United States Congress, Environmental Protection Agency and other international regulatory bodies are considering steps to phase down the future use of HFCs in HVACR products. We have been an active participant in the ongoing international and domestic dialogue on this subject and believe we are well positioned to react in a timely manner to any changes in the regulatory landscape. In addition, we are taking proactive steps to implement responsible use principles and guidelines with respect to limiting refrigerants from escaping into the atmosphere throughout the life span of our HVACR equipment.

Remediation Activity.  In addition to affecting our ongoing operations, applicable environmental laws can impose obligations to remediate hazardous substances at our properties, at properties formerly owned or operated by us and at facilities to which we have sent or send waste for treatment or disposal. We are aware of contamination at some of our facilities; however, based on facts presently known, we do not believe that any future remediation costs at such facilities will be material to our results of operations. For more information, see Note 10 in the Notes to our Consolidated Financial Statements.

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

Available Information

Our web site address is www.lennoxinternational.com. We make available, free of charge through our web site, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended, as soon as reasonably possible after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. The information on our web site is not a part of, or incorporated by reference into, this annual report on Form 10-K.

You can also read and copy any document that we file, including this Annual Report on Form 10-K, at the Securities and Exchange Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Call the Securities and Exchange Commission at 1-800-SEC-0330 for information on the operation of the Public Reference Room. In addition, the Securities and Exchange Commission maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers, including Lennox International, that file electronically with the Securities and Exchange Commission.

Executive Officers of the Company

Our executive officers, their present positions and their ages are as follows:

Name	Age	Position

Todd M. Bluedorn	47	Chief Executive Officer
Prakash Bedapudi	44	Executive Vice President and Chief Technology Officer
Harry J. Bizios	60	Executive Vice President and President and Chief Operating Officer, LII Commercial Heating & Cooling
Michael J. Blatz	45	Executive Vice President and President and Chief Operating Officer, Service Experts
James W. Borzi	48	Vice President, Operations
Robert W. Hau	45	Executive Vice President and Chief Financial Officer
David W. Moon	49	Executive Vice President and President and Chief Operating Officer, LII Worldwide Refrigeration
Daniel M. Sessa	46	Executive Vice President and Chief Human Resources Officer
John D. Torres	52	Executive Vice President, Chief Legal Officer and Secretary
Douglas L. Young	48	Executive Vice President and President and Chief Operating Officer, LII Residential Heating & Cooling
Roy A. Rumbough, Jr.	55	Vice President, Controller and Chief Accounting Officer

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

Michael J. Blatz was appointed Executive Vice President and President and Chief Operating Officer of LII’s Service Experts segment in July 2010. He had previously served as Executive Vice President, Operations since May 2009. Mr. Blatz joined LII in August 2007 as Vice President, Operations. Mr. Blatz was previously Vice President and General Manager for Tyler Refrigeration, a division of Carrier Corporation, a United Technologies company. His career at Carrier Corporation began in 2003 and encompassed senior leadership positions in supply chain, product management, and manufacturing operations. He also served as Director of Operations and Director of Worldwide Procurement at Dell Computer Corporation and held engineering and product development roles at Case Corporation before joining Carrier Corporation. He holds a BS in mechanical engineering from the United States Military Academy at West Point and an MS in management and an MS in mechanical engineering, both from the Massachusetts Institute of Technology.

James W. Borzi was appointed Vice President, Operations in June 2010. He had previously served as Senior Vice President, Global Operations, for AEES, Inc., a Platinum Equity company from 2009 to June 2010. From 2006 to 2009, Mr. Borzi served as Senior Vice President, Operations, Americas for the Electrical and Electronic Solutions division of Alcoa, Inc. Prior to joining Alcoa, he spent 21 years at General Motors Corporation and Delphi Corporation, holding senior leadership positions in manufacturing, supply chain, logistics and general management. He earned a BS in Mechanical Engineering from Pennsylvania State University and an MS in Manufacturing Management from Kettering University.

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

Global General Business, Economic and Market Conditions Could Adversely Affect Our Financial Performance and Limit our Access to the Capital Markets

Future disruptions in U.S. or global financial and credit markets might have an adverse impact on our business. The tightening or unavailability of credit adversely affects the ability of our customers to obtain financing for significant purchases and operations and could result in a decrease in sales of our products and services and may impact the ability of our customers to make payments to us. Similarly, tightening of credit may adversely affect our supplier base and increase the potential for one or more of our suppliers to experience financial distress or bankruptcy. Our business may also be adversely affected by future decreases in the general level of economic activity, which may cause our customers to cancel, decrease or delay their purchases of our products and services.

If financial markets were to deteriorate, or costs of capital were to increase significantly due to a lowering of our credit ratings, prevailing industry conditions, the volatility of the capital markets or other factors, we may be unable to obtain new financing on acceptable terms, or at all. A deterioration in our financial performance could also limit our future ability to access amounts currently available under our domestic revolving credit facility. In addition, availability under our asset securitization agreement may be adversely impacted by credit quality and performance of our customer accounts receivable. The availability under our asset securitization agreement is based on the amount of accounts receivable that meet the eligibility criteria of the asset securitization agreement. If receivable losses increase or credit quality deteriorates, the amount of eligible receivables could decline and, in turn, lower the availability under the asset securitization.

We cannot predict the likelihood of occurrence, the duration and severity of any future disruption in financial markets or adverse economic conditions in the U.S. and other countries.

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

In addition, we use derivatives to hedge price risk associated with forecasted purchases of certain raw materials. Our hedged price could result in our paying higher or lower prices for commodities as compared to the market prices for those commodities when purchased. Decreases in spot prices below our hedged prices can also require us to post letters of credit as collateral with our hedge counterparties, which would temporarily reduce our borrowing capacity under our domestic revolving credit facility.

  Our Ability to Meet Customer Demand may be Limited by Our Single-Location Production Facilities, Reliance on Certain Key Suppliers and Unanticipated Significant Shifts in Customer Demand.

We manufacture many of our products at single-location production facilities, and we rely on certain suppliers who also may concentrate production in single locations. Any significant interruptions in production at one or more of our facilities, or at a facility of one of our suppliers, could negatively impact our ability to deliver our products to our customers. Further, even with all of our facilities running at full production, we could potentially be unable to fully meet demand during an unanticipated period of exceptionally high demand.

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

  Because a Significant Percentage of Our Workforce is Unionized, We Face Risks of Work Stoppages and Other Labor Relations Problems.

As of December 31, 2010, approximately 20% of our workforce was unionized. The results of future negotiations with these unions and the effects of any production interruptions or labor stoppages could have an adverse effect on our results of operations.

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

As of December 31, 2010, we had goodwill of $271.8 million on our Consolidated Balance Sheet. Any future determination that an impairment of the value of goodwill has occurred would require a write-down of the impaired portion of goodwill to fair value, which would reduce our assets and stockholders’ equity and could have a material adverse effect on our results of operations.

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

The following chart lists our principal domestic and international manufacturing, distribution and office facilities as of February 1, 2011 and indicates the business segment that uses such facilities, the approximate size of such facilities and whether such facilities are owned or leased:

		Type or Use
Location	Segment	of Facility	Approx. Sq. Ft.	Owned/Leased
			(In thousands)

Marshalltown, IA	Residential Heating & Cooling	Manufacturing & Distribution	1,300	Owned & Leased
Blackville, SC	Residential Heating & Cooling	Manufacturing	369	Owned
Orangeburg, SC	Residential Heating & Cooling	Manufacturing & Distribution	771	Owned & Leased
Grenada, MS	Residential Heating & Cooling	Manufacturing & Distribution	300	Leased
Union City, TN	Residential Heating & Cooling	Manufacturing	295	Owned
Laval, Canada	Residential Heating & Cooling	Manufacturing	152	Owned
Saltillo, Mexico	Residential Heating & Cooling	Manufacturing	300	Owned
Columbus, OH	Residential Heating & Cooling	Distribution	144	Leased
McDonough, GA	Residential Heating & Cooling	Distribution	254	Leased
Atlanta, GA	Residential & Commercial Heating & Cooling	Distribution	119	Leased
Brampton, Canada	Residential & Commercial Heating & Cooling	Distribution	129	Leased
Calgary, Canada	Residential & Commercial Heating & Cooling	Distribution	110	Leased
Kansas City, KS	Residential & Commercial Heating & Cooling	Distribution	115	Leased
Carrollton, TX	Residential & Commercial Heating & Cooling	Distribution	252	Leased
Ontario, CA	Residential & Commercial Heating & Cooling	Distribution	128	Leased
Des Moines, IA	Residential & Commercial Heating & Cooling	Distribution	352	Leased
Middleton , PA	Residential & Commercial Heating & Cooling	Distribution	129	Leased
Stuttgart, AR	Commercial Heating & Cooling	Manufacturing	787	Owned
Longvic, France	Commercial Heating & Cooling	Manufacturing	133	Owned
Mions, France	Commercial Heating & Cooling	Manufacturing, Research & Development	129	Owned
Tifton, GA	Refrigeration	Manufacturing	599	Owned & Leased
Stone Mountain, GA	Refrigeration	Manufacturing &Business Unit Headquarters	145	Owned
Columbus, GA(1)	Refrigeration	Manufacturing, Warehousing & Offices	395	Owned & Leased
Midland, GA(1)	Refrigeration	Warehousing & Offices	138	Leased
Milperra, Australia	Refrigeration	Manufacturing & Business Unit Headquarters	830	Owned
Mt. Wellington, New Zealand	Refrigeration	Distribution & Offices	110	Owned
Genas, France	Refrigeration	Manufacturing, Distribution & Offices	175	Owned
San Jose dos Campos, Brazil	Refrigeration	Manufacturing, Warehousing & Offices	148	Owned
Carrollton, TX	Corporate and other	Research & Development	130	Owned
Richardson, TX	Corporate and other	Corporate Headquarters	311	Owned & Leased

(1)	These properties were acquired on January 14, 2011, as part of the acquisition of Kysor/Warren.

In addition to the properties described above, we lease over 100 facilities in the U.S. for use as sales and service offices and district warehouses and additional facilities worldwide for use as sales and service offices and regional warehouses. The majority of our Service Experts’ service center facilities are leased. We routinely evaluate our production facilities to ensure adequate capacity, effective cost structure, and consistency with our business strategy. We believe that our properties are in good condition, suitable and adequate for their present requirements and that our principal plants are generally adequate to meet our production needs. However, certain production facilities are operating at less than full capacity due to restructuring activities. See Note 16 to the Consolidated Financial Statements for additional information regarding restructuring activities.

The Residential & Commercial Heating & Cooling distribution network is currently in the process of being redesign for greater productivity, cost improvement, and customer reach. Included in the table above are our large warehouses that hold a significant inventory balance.

Item 3.	Legal Proceedings

On February 6, 2008, a class action lawsuit was filed against us in the U.S. District Court for the Northern District of California styled Keilholtz v. Lennox Hearth Products, Inc., Lennox Industries, Inc. and Lennox International, Inc. The lawsuit, which involves no personal injury claims, alleges that certain of our single-pane, glass-front, gas fireplaces are hazardous and that consumers were not adequately warned, and seeks economic damages. On February 16, 2010, the court issued an order certifying a nationwide class of plaintiffs.

On August 23, 2010, the Company and the plaintiffs entered into a binding Memorandum of Understanding (MOU) containing tentative terms for settlement of the case. At the parties’ request, the court stayed the lawsuit shortly after the MOU was signed. On January 11, 2011, the court granted preliminary approval of the settlement. The court set June 2, 2011, as the date for the final approval hearing.

We are involved in a number of other claims and lawsuits incident to the operation of our businesses. Insurance coverages are maintained and estimated costs are recorded for such claims and lawsuits. It is management’s opinion that none of these claims or lawsuits will have a material adverse effect on our financial position, results of operations or cash flows. Costs related to such matters were not material to the periods presented.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price for Common Stock

Our common stock is listed for trading on the New York Stock Exchange under the symbol “LII.” The high and low sales prices for our common stock for each quarterly period during 2010 and 2009 were as follows:

	Price Range Per Common Share
	2010		2009
	High	Low	High	Low

First Quarter	$45.50	$38.06	$34.97	$23.47
Second Quarter	51.09	40.31	34.70	25.21
Third Quarter	46.99	40.10	38.03	30.07
Fourth Quarter	49.32	39.14	41.11	33.16

Dividends

During 2010 and 2009, we declared quarterly cash dividends as set forth below:

	Dividends per
	Common Share
	2010	2009

First Quarter	$0.15	$0.14
Second Quarter	0.15	0.14
Third Quarter	0.15	0.14
Fourth Quarter	0.15	0.14

Fiscal Year	$0.60	$0.56

The amount and timing of dividend payments are determined by our Board of Directors and subject to certain restrictions under our credit facilities and promissory notes. As of the close of business on February 7, 2011, there were approximately 623 holders of record of our common stock.

Comparison of Total Stockholder Return

The following performance graph compares our cumulative total returns with the cumulative total returns of the Standards & Poor’s Midcap 400 Index, a broad index of mid-size U.S. companies of which the Company is a part, and a peer group of U.S. industrial manufacturing and service companies in the heating, ventilation, air conditioning and refrigeration businesses from December 31, 2005 through December 31, 2010. The graph assumes that $100 was invested on December 31, 2005, with dividends reinvested. Peer group returns are weighted by market capitalization. Our peer group includes AAON, Inc., Ingersoll-Rand plc, Comfort Systems USA, Inc., United Technologies Corporation, Johnson Controls Inc., and Watsco, Inc.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2010

This performance graph and other information furnished under this Part II Item 5(a) of this Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act of 1934.

Our Purchase of LII Equity Securities

In June 2008 our Board of Directors approved a new share repurchase plan for $300 million, pursuant to which we are authorized to repurchase shares of our common stock through open market purchases (the “2008 Share Repurchase Plan”). The 2008 Share Repurchase Program has no stated expiration date. In the fourth quarter of 2010, we repurchased shares of our common stock as follows:

				Approximate Dollar
			Total Number of	Value of Shares that
			Shares Purchased as	may yet be Purchased
	Total Number	Average Price	Part of Publicly	Under the Plans or
	of Shares	Paid per Share	Announced Plans or	Programs
	Purchased (1)	(including fees)	Programs	(In millions)

October 1 through October 31	1,243	$42.02	—	$141.0
November 1 through November 30	5,537	$42.04	—	$141.0
December 1 through December 31	67,856	$46.50	—	$141.0

Total	74,636	$46.10	—

(1)	Since there were no repurchases under the 2008 Share Repurchase Plan in the fourth quarter of 2010, this column reflects the surrender to LII of 74,636 shares of common stock to satisfy tax-withholding obligations in connection with the vesting of restricted stock units and performance share units.

Item 6.	Selected Financial Data

The table below shows selected financial data for the five years ended December 31, 2010:

	For the Years Ended December 31,
	2010	2009	2008	2007	2006
		(In millions, except per share data)

Statements of Operations Data
Net Sales	$3,096.4	$2,847.5	$3,441.1	$3,691.7	$3,662.1
Operational Income From Continuing Operations	190.4	109.2	218.6	264.9	222.7
Income From Continuing Operations	117.1	61.8	123.8	165.7	167.1
Net Income	116.2	51.1	122.8	169.0	166.0
Diluted Earnings Per Share From Continuing Operations	2.10	1.09	2.12	2.39	2.27
Dividends Per Share	0.60	0.56	0.56	0.53	0.46
Other Data
Capital Expenditures	$45.8	$58.8	$62.1	$70.2	$74.8
Research and Development Expenses	49.5	48.9	46.0	43.6	42.2
Balance Sheet Data at Period End
Total Assets	$1,692.0	$1,543.9	$1,659.5	$1,814.6	$1,719.8
Total Debt	319.0	231.5	420.4	207.9	109.2
Stockholders’ Equity	589.7	604.4	458.6	808.5	804.4

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussions should be read in conjunction with the other sections of this report, including the consolidated financial statements and related notes contained in Item 8 of this Annual Report on Form 10-K.

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

The principal elements of cost of goods sold in our manufacturing operations are components, raw materials, factory overhead, labor and estimated costs of warranty expense. In our Service Experts segment, the principal components of cost of goods sold are equipment, parts and supplies and labor. The principal raw materials used in our manufacturing processes are steel, copper and aluminum. In recent years, the volatility of commodity prices and related components has impacted us and the HVACR industry in general. We endeavor to mitigate the impact of higher commodity prices through a combination of price increases, commodity contracts, improved production efficiency and cost reduction initiatives. We also partially mitigate volatility in the prices of these commodities by entering into futures contracts and fixed forward contracts.

Company Highlights

•	Net sales for 2010 were $3,096.4 million, compared to $2,847.5 million in 2009 and were favorably impacted by higher volumes across all segments.

•	Operational income from continuing operations for 2010 was $190.4 million compared to $109.2 million for 2009. The improvement to operational income was primarily due to higher sales volumes and productivity.

•	Net income for 2010 was $116.2 million compared to $51.1 million in 2009. Diluted earnings per share from continuing operations was $2.10 per share in 2010 compared to $1.09 per share in 2009.

•	We generated $185.8 million of cash flow from operating activities in 2010 compared to $225.5 million in 2009.

•	During 2010, we returned $144.3 million to shareholders through share repurchases.

Results of Operations

The following table provides a summary of our financial results, including information presented as a percentage of net sales (dollars in millions):

	For the Years Ended December 31,
	2010		2009		2008
	Dollars	Percent	Dollars	Percent	Dollars	Percent

Net sales	$3,096.4	100.0%	$2,847.5	100.0%	$3,441.1	100.0%
Cost of goods sold	2,204.6	71.2	2,059.4	72.3	2,506.6	72.8

Gross profit	891.8	28.8	788.1	27.7	934.5	27.2
Selling, general and administrative expenses	685.7	22.1	644.9	22.6	686.9	20.0
Losses (gains) and other expenses, net	10.2	0.3	(6.6)	(0.2)	(1.9)	(0.1)
Restructuring charges	15.6	0.5	41.5	1.5	30.4	0.9
Impairment of assets	—	—	6.4	0.2	9.1	0.3
Income from equity method investments	(10.1)	(0.3)	(7.3)	(0.2)	(8.6)	(0.3)

Operational income from continuing operations	$190.4	6.2%	$109.2	3.8%	$218.6	6.4%

Net income	$116.2	3.8%	$51.1	1.8%	$122.8	3.6%

The following table sets forth net sales by geographic market (dollars in millions):

	For the Years Ended December 31,
	2010		2009		2008
	Dollars	Percent	Dollars	Percent	Dollars	Percent

Geographic Market:
U.S.	$2,255.4	72.8%	$2,033.1	71.4%	$2,429.2	70.6%
Canada	336.6	10.9	327.0	11.5	363.9	10.6
International	504.4	16.3	487.4	17.1	648.0	18.8

Total net sales	$3,096.4	100.0%	$2,847.5	100.0%	$3,441.1	100.0%

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009 — Consolidated Results

Net Sales

Sales increased 8.7% for 2010 as compared to 2009 due to increased sales volumes of 5% primarily driven by growth across all four business segments. Volume improved in all four reportable business segments, led by strength in Residential Heating & Cooling and Service Experts. Price and mix of approximately 2% also had a favorable impact on sales. Changes in foreign currency exchange rates favorably impacted net sales by 2%.

Gross Profit

Gross profit margins improved approximately 110 basis points to 28.8% for 2010, compared to gross profit margins of 27.7% in 2009. This improvement was primarily driven by lower product costs from material savings and manufacturing efficiencies of approximately 140 basis points. Gross profit margin comparisons were also favorably impacted by 60 basis points for expenses related to a product quality issue that were recorded in 2009 with no such expenses in 2010. Partially offsetting these positive impacts to gross profit margins were commodities headwinds of 50 basis points and increased freight and distribution expenses that decreased gross profit margins by approximately 50 basis points primarily in the Residential Heating & Cooling segment.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased by $40.8 million in 2010 as compared to 2009, and as a percentage of sales, SG&A expenses were down 50 basis points from 22.6% in 2009 to 22.1% in 2010. SG&A expenses increased $16 million due to increased variable incentive compensation driven by improved financial performance and $35 million related to increased variable selling, advertising, and promotion expenses in support of our sales growth. These increases were partially offset by lower bad debt expense and pension costs.

Losses (Gains) and Other Expenses, Net

Losses (gains) and other expenses, net for 2010 and 2009 included the following (in millions):

	For the Years Ended
	December 31,
	2010	2009

Realized (gains) losses on settled futures contracts	$(1.5)	$3.7
Unrealized gains on unsettled futures contracts	(0.6)	(7.1)
Gain on the disposal of a business, net	(0.1)	(4.1)
Special legal contingency charge	6.8	—
Acquisition expenses	4.8	—
Foreign currency exchange losses	0.4	0.7
Other items, net	0.4	0.2

Losses (gains) and other expenses, net	$10.2	$(6.6)

The change in gains and losses on settled futures contracts was primarily due to increases in commodity prices relative to the futures contract prices during 2010 as compared to 2009. Conversely, the change in unrealized gains related to unsettled futures contracts was primarily due to lower commodity prices relative to the futures contract prices for those contracts. For more information, see Note 8 in the Notes to the Consolidated Financial Statements. For more information regarding the special legal contingency charge, see Note 10 in the Notes to the Consolidated Financial Statements. Acquisition expenses relate to an acquisition consummated subsequent to year end. For more information, see Note 24 in the Notes to the Consolidated Financial Statements.

Restructuring Charges

Restructuring charges were $15.6 million in 2010 compared to $41.5 million in 2009. The lower restructuring charges in 2010 were primarily due to a smaller number of large projects in 2010. The restructuring charges in 2010 primarily consisted of manufacturing rationalization projects in Australia in the Refrigeration segment which totaled $8.6 million as well as administrative reorganizations in our Service Experts segment which totaled $2.1 million. The remaining restructuring charges in 2010 were primarily related to projects announced prior to 2010. Restructuring charges in 2009 primarily consisted of three large manufacturing rationalization projects totaling $25.2 million and $11.3 million in various corporate and business unit administrative reorganizations. For a detailed discussion regarding restructuring activities, see Note 16 in the Notes to the Consolidated Financial Statements.

Income from Equity Method Investments

Investments over which we do not exercise control but have significant influence are accounted for using the equity method of accounting. Income from equity method investments increased to $10.1 million in 2010 as compared to $7.3 million in 2009 primarily due to the improved performance of our U.S. joint venture in compressor manufacturing, which experienced increased sales and profitability.

Interest Expense, net

Interest expense, net increased to $12.8 million in 2010 as compared to $8.2 million in 2009. The increase in interest expense was primarily attributable to higher debt levels, and the issuance of $200 million of our senior unsecured notes at 4.91% with a higher interest rate than our revolver.

Income Taxes

The income tax provision was $59.5 million in 2010 as compared to $39.1 million in 2009. The effective tax rate was 33.7% for 2010 as compared to 38.8% for 2009. Our effective rates differ from the statutory federal rate of 35% for certain items, such as state and local taxes, non-deductible expenses, foreign operating losses for which no tax benefits have been recognized and foreign taxes at rates other than 35%.

Discontinued Operations

During 2008 and 2009, we announced plans to sell twelve service centers. We sold all of these service centers during 2009 and 2010.

The pre-tax operating loss from discontinued operations was $1.1 million in 2010 as compared to $13.1 million in 2009. Included in the 2009 loss from discontinued operations was an impairment charge of $2.7 million related to service centers where the estimated selling price of the assets was below the net book value of those assets, gains on disposal of assets and liabilities of $2.3 million, and a write-off of $4.0 million of goodwill related to the sale of these service centers.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009 — Results by Segment

Residential Heating & Cooling

The following table details our Residential Heating & Cooling segment’s net sales and profit for 2010 and 2009 (dollars in millions):

	Years Ended
	December 31,
	2010	2009	Difference	% Change

Net sales	$1,417.4	$1,293.5	$123.9	9.6%
Profit	132.3	111.7	20.6	18.4
% of net sales	9.3%	8.6%

The increase in sales was due to the recovery of the U.S. residential end markets, primarily the replacement market. Sales volumes increased net sales by 8% in 2010 as compared to 2009, while price and mix were relatively flat at a 1% increase. The positive impact of changes in foreign currency exchange rates also increased sales by 1%.

Segment profit increased $20.6 million, including $25 million due to the increase in sales and $14 million due to material savings and manufacturing efficiencies partially offset by commodities headwinds of $9 million. These were partially offset by higher SG&A expenses of $14 million consisting primarily of increased variable selling expenses and incentive compensation.

Commercial Heating & Cooling

The following table details our Commercial Heating & Cooling segment’s net sales and profit for 2010 and 2009 (dollars in millions):

	Years Ended
	December 31,
	2010	2009	Difference	% Change

Net sales	$620.0	$594.6	$25.4	4.3%
Profit	69.3	49.3	20.0	40.6
% of net sales	11.2%	8.3%

Our Commercial Heating & Cooling business experienced increased sales volumes of nearly 3% during 2010 primarily due to introductions of energy efficient products and an increase in planned replacement business at national retail accounts as well as strong growth in the schools market. Price and mix were favorable by 2%. Foreign currency exchange rates decreased sales by 1%.

Segment profit increased $20.0 million, including nearly $19 million due to the increase in net sales and $3 million due to material savings and manufacturing efficiencies. These increases were partially offset by higher SG&A expenses of $3 million consisting primarily of increased variable selling expenses and incentive compensation.

Service Experts

The following table details our Service Experts segment’s net sales and profit for 2010 and 2009 (dollars in millions):

	Years Ended
	December 31,
	2010	2009	Difference	% Change

Net sales	$590.3	$535.4	$54.9	10.3%
Profit	19.3	16.6	2.7	16.3
% of net sales	3.3%	3.1%

Net sales increased primarily due to the improvements in the residential service and replacement end markets. In addition, we have had significant growth in our commercial service business. The sales increase was primarily due to an increase in sales volumes of 5%. Price and mix increased sales by 3%. Foreign currency exchange rates increased sales by 2%.

Segment profit increased $2.7 million, including nearly $6 million due to the increase in sales. Higher selling expenses of $3 million partially offset the favorable effect of higher revenues.

Refrigeration

The following table details our Refrigeration segment’s net sales and profit for 2010 and 2009 (dollars in millions):

	Years Ended
	December 31,
	2010	2009	Difference	% Change

Net sales	$550.9	$512.7	$38.2	7.5%
Profit	61.4	48.9	12.5	25.6
% of net sales	11.1%	9.5%

Net sales increased due to higher sales volumes of about 1% and the favorable impact of changes in foreign currency exchange rates of 5%. Price and mix also increased sales by approximately 1%.

Segment profit increased $12.5 million, including $10 million due to the increase in sales and almost $3 million in improved material savings and manufacturing efficiencies as those factors more than offset commodity price pressures.

Corporate and Other

Corporate and other expenses were $65.5 million in 2010, up from $62.5 million in 2009. The increase was primarily driven by increases in stock-based and incentive compensation expenses of approximately $8 million, partially offset by lower pension costs of approximately $4 million.

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

Gross Profit

Gross profit margins improved 50 basis points to 27.7% for 2009, compared to gross margins of 27.2% in 2008. Gross profit margins improved by approximately 150 basis points due to pricing actions. Lower product costs favorably impacted our gross profit margins as material savings were offset by increases in other product costs, including under-absorbed overhead on lower volume and distribution costs. A charge for a product quality issue lowered gross profit margins by 80 basis points in 2009.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses decreased by approximately $42.0 million in 2009 as compared to 2008 and as a percentage of total net sales, SG&A expenses were 22.6% for 2009 and 20.0% for 2008. Expenses decreased generally due to cost reductions, including headcount savings, totaling $35 million, and the impact of changes in foreign exchange rates of $12 million. In the comparison of 2009 to 2008, the positive impact in 2008 of a $10 million one-time change in our vacation policy partially offset these reductions to SG&A expenses. Research and development expenses increased slightly as we continued to invest in future product offerings.

Losses (Gains) and Other Expenses, Net

Gains and other expenses, net for 2009 and 2008 included the following (in millions):

	For the Years Ended
	December 31,
	2009	2008

Realized losses on settled futures contracts	$3.7	$0.9
Net change in unrealized (gains) losses on unsettled futures contracts	(7.1)	5.1
Gain on sale of business, net	(4.1)	—
Gains on disposals of fixed assets	(0.1)	(4.8)
Foreign currency exchange losses (gains)	0.7	(3.2)
Other items, net	0.3	0.1

Losses (gains) and other expenses, net	$(6.6)	$(1.9)

The change in gains and losses on futures contracts was primarily due to decreases in commodity prices relative to the futures contract prices during 2009 as compared to 2008 for the contracts that settled during the period. Conversely, the change in unrealized (gains) losses related to unsettled futures contracts not designated as cash flow hedges was primarily due to higher commodity prices relative to the futures contract prices for those contracts. Gains and Other Expenses, net for 2009 includes a net gain on the sale of a European business in our Commercial Heating & Cooling segment. We sold assets totaling $5.9 million and recorded a net loss of $2.7 million, after related transaction costs. Upon liquidation of this business, we recorded previously deferred currency gains of $6.8 million. Gains on disposal of fixed assets in 2008 included gains recorded on the sale-leaseback of two properties located in North America in 2008. No such transactions occurred in 2009. The change in foreign currency losses (gains) was primarily due to a favorable catch-up adjustment of $4.5 million related to foreign currency fluctuations on intercompany loans recorded in 2008. For more information, see Note 22 in the Notes to the Consolidated Financial Statements.

Restructuring Charges

Restructuring charges were $41.5 million in 2009 compared to $30.4 million in 2008. In 2009, we announced three large manufacturing rationalization projects which included $9.7 million for the closure of the Blackville, South Carolina facility, $7.8 million for the closure of our Parets, Spain facility, and $7.7 million for the closure of our Mions, France facility. In addition, we had $11.3 million in restructuring charges in 2009 related to various reorganizations of corporate and business unit administrative functions. Restructuring charges in 2009 were higher than 2008 due to the number of large restructuring projects in 2009. We realized approximately $24 million from restructuring savings in 2009. For a detailed discussion regarding restructuring activities, see Note 16 in the Notes to the Consolidated Financial Statements.

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

Discontinued Operations

We have reclassified a pre-tax loss of $13.1 million in 2009 as discontinued operations as compared to a pre-tax loss of $1.8 million during 2008. Included in the 2009 loss from discontinued operations was an impairment charge of $2.7 million related to service centers where the estimated selling price of the assets was below the net book value of those assets, gains on disposal of assets and liabilities of $2.3 million, and a write-off of $4.0 million of goodwill related to the sale of these service centers. The loss from discontinued operations in 2008 included a provision of $4.4 million for an unfavorable judgment in litigation related to the sale of a service center in 2004 that was included in discontinued operations. This contingency was settled in 2009 for $6.1 million.

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

The decrease in net sales was due to continuing weakness early in 2009 in the U.S. residential new construction market and softer replacement business as consumers remained cautious due to the economic environment. Sales from the Hearth business within Residential Heating & Cooling continued to be down significantly. However, sales to the residential HVAC end markets showed improvement late in the year and particularly in the fourth quarter, with our residential HVAC end markets showing growth in the fourth quarter. Reduced sales volumes decreased net sales by nearly 15% in 2009 as compared to 2008. The unfavorable impact of changes in foreign currency exchange rates also decreased net sales by almost 1%. The decrease in net sales was partially offset by pricing gains of almost 2% related to increases that were enacted in the later quarters of 2008. Our sales mix was flat.

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

Accounting for Futures Contracts

Realized gains and losses on settled futures contracts are a component of segment profit (loss). Unrealized gains and losses on open futures contracts are excluded from segment profit (loss) as they are subject to changes in fair value until their settlement date. Both realized and unrealized gains and losses on futures contracts are a component of Losses (Gains) and Other Expenses, net in the accompanying Consolidated Statements of Operations. See Note 19 to our Consolidated Financial Statements for more information and a reconciliation of segment profit to net income.

Liquidity and Capital Resources

Our working capital and capital expenditure requirements are generally met through internally generated funds, bank lines of credit and a revolving period asset securitization arrangement. Working capital needs are generally greater in the first and second quarters due to the seasonal nature of our business cycle.

Statement of Cash Flows

The following table summarizes our cash activity for 2010, 2009 and 2008 (in millions):

	2010	2009	2008
	(In millions)

Net cash provided by operating activities	$185.8	$225.5	$183.2
Net cash used in investing activities	(61.4)	(14.0)	(66.5)
Net cash used in financing activities	(93.5)	(211.7)	(132.0)

Net cash provided by operating activities

During 2010, cash provided by operating activities was lower than in 2009 primarily due to increased working capital needs in support of our sales growth. An increase in accounts receivable resulted in a cash use of $29.3 million and an increase in inventories resulted in a cash use of $31.1 million. This was partially offset by increased accounts payable of $33.6 million. Increased net income of $116.2 million in 2010 up from $51.1 million in 2009 partially offset these unfavorable working capital impacts to operating cash flows.

We contributed $5.6 million to our defined benefit pension plans in 2010 as compared to $42.2 million in 2009. We made no payments on our asset securitization program in 2010 as compared to payments of $30.0 million in 2009. We received cash of $37.9 million in 2009 from collateral previously posted related to commodity hedge derivative loss positions in 2008, partially offsetting the positive impacts on operating cash flows in 2010 compared to 2009. We paid $26.6 million for restructuring activities in 2010 resulting in a negative impact on operating cash flows of $11.0 million in 2010 as compared to an $18.6 million source of cash in 2009.

Net cash used in investing activities

Net cash used in investing activities in 2010 increased due to the net purchase of businesses of $3.6 million and restricted cash of $12.2 million. Investing activities in 2009 included net cash of $10.0 million from the sale of businesses and the net positive cash flow impact of $33.3 million for net short-term investments which negatively impacted the comparison of 2010 investing cash flow to those experienced in 2009. Capital expenditures were $45.8 million, $58.8 million and $62.1 million in 2010, 2009 and 2008, respectively. In 2010 capital expenditures were lower due to project timing and are anticipated to increase in 2011 to similar levels as 2009 and 2008. On January 14, 2011, we paid $145.2 million, including a purchase price working capital adjustment, to complete the Kysor/Warren acquisition.

Net cash used in financing activities

Net borrowings of long-term debt, short-term borrowings and revolving long-term payments totaled approximately $86.6 million in 2010 compared to net payments of $189.3 million in 2009. During 2010, we used approximately $144.3 million to repurchase approximately 3.3 million shares of our common stock under our share repurchase plans.

Debt Position and Financial Leverage

Our debt-to-total capital ratio increased to 35.1% as of December 31, 2010 from 27.7% as of December 31, 2009 due to higher outstanding debt. For a detailed description regarding our debt including our debt covenants, see Note 11 in the Notes to the Consolidated Financial Statements.

As of December 31, 2010, we had outstanding long-term debt obligations totaling $317.0 million, which increased from $193.8 million as of December 31, 2009. The amount outstanding as of December 31, 2010 consisted primarily of outstanding borrowings of $100.0 million under our domestic revolving credit facility, which matures in 2012, and $200.0 million of senior unsecured notes.

As of December 31, 2010, we had outstanding borrowings of $100.0 million under our $650.0 million domestic revolving credit facility and $69.5 million was committed to standby letters of credit. The remaining $480.5 million was available for future borrowings subject to covenant limitations. The facility matures in October 2012. As of December 31, 2010, we were in compliance with all covenant requirements.

Our domestic revolving credit facility includes a subfacility for swingline loans of up to $50.0 million and provides for the issuance of letters of credit for the full amount available under the domestic revolving credit facility. Our weighted average borrowing rate on the domestic revolving credit facility was 0.96% and 0.84% as of December 31, 2010 and 2009, respectively.

Our domestic revolving credit facility contains financial covenants relating to leverage and interest coverage. Other covenants contained in our domestic revolving credit facility restrict, among other things, mergers, asset dispositions, guarantees, debt, liens, acquisitions, investments, affiliate transactions and our ability to make restricted payments. The financial covenants require us to maintain defined levels of Consolidated Indebtedness to Adjusted EBITDA Ratio and a Cash Flow (defined as EBITDA minus capital expenditures) to Net Interest Expense Ratio. The required ratios as of December 31, 2010 are detailed below:

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

On May 6, 2010, we issued $200.0 million of senior unsecured notes due May 15, 2017 bearing fixed interest at 4.90% as a result of a public offering of securities. We received proceeds of $199.8 million from the offering for a yield of 4.91%. We also paid and capitalized $1.9 million of debt issue costs related to the issuance. We pay interest on the notes semiannually on May 15 and November 15.

The proceeds from the issuance were used to repay outstanding indebtedness under our domestic revolving credit facility, working capital and other general corporate purposes, including repurchases of shares of our common stock pursuant to our previously announced share repurchase plans.

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

	As of	As of
	December 31,	December 31,
	2010	2009

Eligible amount available under the ASA on qualified accounts receivable	$100.0	$72.5
Beneficial interest sold	—	—

Remaining amount available	$100.0	$72.5

As of December 31, 2010, $12.2 million of cash and cash equivalents were restricted and held in a trust for our captive insurance subsidiary.

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

During 2008, we expanded our Tifton, Georgia manufacturing facility using the proceeds from Industrial Development Bonds (“IDBs”). We entered into a lease agreement with the owner of the property and the issuer of the IDBs, and through our lease payments fund the interest payments to investors in the IDBs. We also guaranteed the repayment of the IDBs and entered into letters of credit totaling $15.5 million to fund a potential repurchase of the IDBs in the event that investors exercised their right to tender the IDBs to the Trustee. As of December 31, 2010 and 2009, we recorded both a long-term asset and a corresponding long-term obligation of $14.3 million related to these transactions.

Off Balance Sheet Arrangements

In addition to the credit facilities and promissory notes described above, we also lease real estate and machinery and equipment pursuant to operating leases that are not capitalized on the balance sheet, including high-turnover equipment such as autos and service vehicles and short-lived equipment such as personal computers. Rent expense for these leases was $64.3 million, $64.4 million and $64.2 million in 2010, 2009 and 2008, respectively.

Contractual Obligations

Summarized below are our contractual obligations as of December 31, 2010 (in millions):

	Payments Due by Period
		1 Year	2-3	4-5	After
	Total	or Less	Years	Years	5 Years

Total debt obligations	$319.0	$2.0	$101.4	$1.2	$214.4
Operating leases	171.4	54.2	68.1	29.3	19.8
Purchase obligations	15.9	15.9	—	—	—
Estimated interest payments on long-term debt	100.5	19.4	30.8	24.4	25.9

Total contractual obligations	$606.8	$91.5	$200.3	$54.9	$260.1

As of December 31, 2010, the liability for uncertain tax positions, including interest and penalties, was $1.1 million. Due to the uncertainty regarding the timing of payments associated with these liabilities, we are unable to make a reasonable estimate of the amount and period in which these liabilities might be paid.

Purchase obligations consist of aluminum commitments. The above table does not include retirement, postretirement and warranty liabilities because it is not certain when these liabilities will be funded. For additional information regarding our contractual obligations, see Note 10, Note 11 and Note 12 of the Notes to the Consolidated Financial Statements. Contractual obligations related to capital leases as of December 31, 2010 were included as part of long-term debt in the table above.

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

Fair Value Techniques

General

Our valuation techniques are applied to all of the assets and liabilities carried at fair value. Where available, the fair values are based upon quoted prices in active markets. However, if quoted prices are not available, then the fair values are based upon quoted prices for similar assets or liabilities or independently sourced market parameters, such as credit default swap spreads, yield curves, reported trades, broker/dealer quotes, interest rates and benchmark securities. For assets and liabilities with a lack of observable market activity, if any, the fair values are based upon discounted cash flow methodologies incorporating assumptions that, in our judgment, reflect the assumptions a marketplace participant would use. To ensure that financial assets and liabilities are recorded at fair value, valuation adjustments may be required to reflect either party’s creditworthiness and ability to pay. Where appropriate, these amounts were incorporated into our valuations as of December 31, 2010 and 2009, the measurement dates.

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

Information about our exposure to market risks related to metal commodity prices and a sensitivity analysis related to our metal commodity hedges is presented below (in millions):

Notional amount (pounds)	21.3
Carrying amount and fair value of asset	$20.2
Change in fair value from 10% change in forward prices	$2.0

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

Information about our exposure to interest rate risk and a sensitivity analysis related to our interest rate swap is presented below (in millions):

Notional amount	$100.0
Impact of a 100 basis point change in the benchmark interest rate:
Carrying amount and fair value of liability	$2.0
Interest expense	$1.3

Foreign Currency Exchange Rate Risk

Our results of operations can be affected by changes in exchange rates. Net sales and expenses in foreign currencies are translated into U.S. dollars for financial reporting purposes based on the average exchange rate for the period. During 2010, 2009 and 2008, net sales from outside the U.S. represented 27.2%, 28.6% and 29.4%, respectively, of our total net sales. Historically, foreign currency transaction gains (losses) have not had a material effect on our overall operations. As of December 31, 2010, the impact to net income of a 10% change in exchange rates is estimated to be approximately $4.4 million.

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

Goodwill and Other Intangible Assets

We assign goodwill to the reporting units that benefit from the synergies of our acquisitions, which are the reporting units that report the results of such acquisitions. If we reorganize our management structure, the related goodwill is allocated to the affected reporting units based upon the relative fair values of those reporting units. Assets and liabilities, including deferred income taxes, are generally directly assigned to the reporting units through our segment reporting system as part of our financial closing process. However, certain assets and liabilities, including information technology assets and pension, self-insurance, and environmental liabilities, are commonly managed and are not allocated to the segments in the normal course of our financial reporting process and therefore must be assigned to the reporting units based upon appropriate methods. We test goodwill for impairment by reporting unit annually in the first quarter of each fiscal year.

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

In the aggregate, there has been an excess of fair value over the carrying value of the net assets of our reporting units of over $1.0 billion in both 2010 and 2009. The average rate used to discount the estimated cash flows for each reporting unit was 10.1% in 2010 and 11.2% in 2009.

Below is a sensitivity analysis regarding the aggregate fair value of our reporting units to changes in average discount rates for 2010 (in millions):

Approximate decrease in fair value from a 100 basis point increase in discount rate	$(400)
Approximate increase in fair value from a 100 basis point decrease in discount rate	$600

We also monitor economic, legal, regulatory and other factors for LII as a whole and for each reporting unit between annual impairment tests to ensure that there are no indicators that make it more likely than not that there has been a decline in the fair value of the reporting unit below its carrying value. Specifically, we monitor industry trends, our market capitalization, recent and forecasted financial performance of our reporting units, and the timing and nature of our restructuring activities. While our recent financial performance is below historical levels, we do not currently believe that there are any indicators of impairment. If these estimates or the related assumptions change, we may be required to record non-cash impairment charges for these assets in the future.

Product Warranties

The estimate of our liability for future warranty costs requires us to make significant assumptions about the amount, timing and nature of the costs we will incur in the future. As some of the warranties we issue extend 10 years or more in duration, a relatively small adjustment to an assumption may have a significant impact on our overall liability. We review the assumptions used to determine the liability periodically and we adjust our assumptions based upon factors such as actual failure rates and cost experience. Numerous factors could affect actual failure rates and cost experience, including the amount and timing of new product introductions, changes in manufacturing techniques or locations, components or suppliers used. Should actual warranty costs differ from our estimates, we may be required to record adjustments to accruals and expense in the future. For more information see Note 10 in the Notes to the Consolidated Financial Statements.

Pensions and Postretirement Benefits

We have domestic and foreign pension plans covering essentially all employees and we also maintain an unfunded postretirement benefit plan, which provides certain medical and life insurance benefits to eligible employees. In order to calculate the liability and the expense for the plans, we have to make several assumptions including the discount rate and expected return on assets. The assumed discount rates of 5.47% for pension benefits of our U.S. qualified pension plans and 5.30% for other benefits were used to calculate the liability as of

December 31, 2010. Our assumed discount rates are selected using the yield curve for high-quality corporate bonds, which is dependent upon risk-free interest rates and current credit market conditions. In 2010, we have utilized 8.00% as the assumed long-term rate of return on assets, which is 25 basis points lower than our 2009 estimate. These are long-term estimates of equity values and are not dependent on short-term variations of the equity markets. Differences between actual experience and our assumptions are quantified as actuarial gains and losses. These actuarial gains and losses do not immediately impact our earnings as they are deferred in accumulated other comprehensive income (“AOCI”) and are amortized into net periodic benefit cost over the estimated service period. For two of our pension plans, nearly all of the participants were considered inactive because the plan benefits were frozen by the company. As a result, we increased the amortization term for these plans from the remaining service lives of participants to their average life expectancy. The change in amortization term had a favorable $3.4 million impact to expense. The timing and amount of our contributions also impact funding levels and the expected return on assets. In 2010, we contributed $5.6 million to our pension plans and we contributed $42.2 million in 2009.

The assumed long-term rate of return on assets and the discount rate have significant effects on the amounts reported for our defined benefit plans. A 25 basis point decrease in the long-term rate of return on assets or discount rate would have the following effects (in millions):

	25 Basis Point
	Decrease in Long-	25 Basis Point
	Term Rate of	Decrease in
	Return	Discount Rate

Effect on net periodic benefit cost	$0.5	$0.6
Effect on the postretirement benefit obligations	N/A	9.9

Assumed healthcare cost trend rates have a significant effect on the amounts reported for our healthcare plan. For 2010, our assumed healthcare cost trend rate was 8.50%. In 2010, we lengthened our assumption regarding the decline in healthcare cost trend assumption to the ultimate trend rate of 5.0% from 8 to 10 years A one percentage-point change in assumed healthcare cost trend rates would have the following effects (in millions):

	1-Percentage-Point	1-Percentage-Point
	Increase	Decrease

Effect on total of service and interest cost	$0.2	$(0.2)
Effect on the postretirement benefit obligation	1.6	(1.4)

Should actual results differ from our estimates and assumptions, revisions to the benefit plan liabilities and the related expenses would be required. For more information, see Note 12 in the Notes to our Consolidated Financial Statements.

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

The self-insurance expense and liabilities are primarily determined based on our historical claims information, as well as industry factors and trends. We maintain safety and manufacturing programs that are designed to improve the safety and effectiveness of our business processes and, as a result, reduce the level and severity of our various self-insurance risks. In recent years, our actual claims experience has been trending favorably and therefore, both self-insurance expense and the related liability have decreased. To the extent actuarial assumptions change and claims experience rates differ from historical rates, our liability may change. The self-insurance liabilities recorded in Accrued Expenses in the accompanying Consolidated Balance Sheets were $61.3 million as of December 31, 2010 and $60.4 million as of December 31, 2009.

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

Management, including our Chief Executive Officer and Chief Financial Officer, has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management concluded that as of December 31, 2010, the Company’s internal control over financial reporting was effective.

KPMG LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements, has issued an audit report including an opinion on the effectiveness of our internal control over financial reporting as of December 31, 2010, a copy of which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Lennox International Inc.:

We have audited the accompanying consolidated balance sheets of Lennox International Inc. and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2010. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule. We also have audited the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Lennox International Inc.’s management is responsible for these consolidated financial statements, the financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements, the financial statement schedule and the effectiveness of the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lennox International Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also in our opinion, Lennox International Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/  KPMG LLP

Dallas, Texas

February 18, 2011

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
As of December 31, 2010 and 2009
(In millions, except share and per share data)

	2010	2009

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$160.0	$124.3
Restricted cash	12.2	—
Accounts and notes receivable, net of allowances of $12.8 and $15.6 in 2010 and 2009, respectively	384.8	357.0
Inventories, net	286.2	250.2
Deferred income taxes	36.7	34.9
Other assets	67.0	67.5

Total current assets	946.9	833.9
PROPERTY, PLANT AND EQUIPMENT, net	324.3	329.6
GOODWILL	271.8	257.4
DEFERRED INCOME TAXES	87.2	74.6
OTHER ASSETS, net	61.8	48.4

TOTAL ASSETS	$1,692.0	$1,543.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$1.4	$2.2
Current maturities of long-term debt	0.6	35.5
Accounts payable	273.8	238.2
Accrued expenses	334.5	317.9
Income taxes payable	5.3	—

Total current liabilities	615.6	593.8
LONG-TERM DEBT	317.0	193.8
POSTRETIREMENT BENEFITS, OTHER THAN PENSIONS	15.9	13.4
PENSIONS	88.1	66.7
OTHER LIABILITIES	65.7	71.8

Total liabilities	1,102.3	939.5
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 200,000,000 shares authorized, 86,480,816 shares and 85,567,485 shares issued for 2010 and 2009, respectively	0.9	0.9
Additional paid-in capital	863.5	839.1
Retained earnings	642.2	558.6
Accumulated other comprehensive income (loss)	30.2	(0.8)
Treasury stock, at cost, 32,784,503 shares and 29,292,512 shares for 2010 and 2009, respectively	(947.1)	(793.4)

Total stockholders’ equity	589.7	604.4

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,692.0	$1,543.9

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2010, 2009 and 2008
(In millions, except per share data)

	2010	2009	2008

NET SALES	$3,096.4	$2,847.5	$3,441.1
COST OF GOODS SOLD	2,204.6	2,059.4	2,506.6

Gross profit	891.8	788.1	934.5
OPERATING EXPENSES:
Selling, general and administrative expenses	685.7	644.9	686.9
Losses (Gains) and Other Expenses, net	10.2	(6.6)	(1.9)
Restructuring charges	15.6	41.5	30.4
Impairment of assets	—	6.4	9.1
Income from equity method investments	(10.1)	(7.3)	(8.6)

Operational income from continuing operations	190.4	109.2	218.6
INTEREST EXPENSE, net	12.8	8.2	14.2
OTHER EXPENSE, net	1.0	0.1	0.1

Income from continuing operations before income taxes	176.6	100.9	204.3
PROVISION FOR INCOME TAXES	59.5	39.1	80.5

Income from continuing operations	117.1	61.8	123.8
DISCONTINUED OPERATIONS:
Loss from discontinued operations	1.1	13.1	1.8
Income tax benefit	(0.2)	(2.4)	(0.8)

Loss from discontinued operations	0.9	10.7	1.0

Net income	$116.2	$51.1	$122.8

EARNINGS PER SHARE — BASIC:
Income from continuing operations	$2.14	$1.11	$2.18
Loss from discontinued operations	(0.01)	(0.19)	(0.01)

Net income	$2.13	$0.92	$2.17

EARNINGS PER SHARE — DILUTED:
Income from continuing operations	$2.10	$1.09	$2.12
Loss from discontinued operations	(0.02)	(0.19)	(0.01)

Net income	$2.08	$0.90	$2.11

AVERAGE SHARES OUTSTANDING:
Basic	54.6	55.6	56.7
Diluted	55.8	56.6	58.3
CASH DIVIDENDS DECLARED PER SHARE	$0.60	$0.56	$0.56

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE (LOSS) INCOME
For the Years Ended December 31, 2010, 2009 and 2008
(In millions, except per share data)

					Accumulated
	Common Stock		Additional		Other	Treasury	Total
	Issued		Paid-In	Retained	Comprehensive	Stock	Stockholders’	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	at Cost	Equity	(Loss) Income

ADJUSTED BALANCE AS OF DECEMBER 31, 2007	81.9	$0.8	$760.7	$447.4	$63.6	$(464.0)	$808.5
Net income	—	—	—	122.8	—	—	122.8	$122.8
Dividends, $0.56 per share	—	—	—	(31.4)	—	—	(31.4)	—
Foreign currency translation adjustments, net	—	—	—	—	(84.9)	—	(84.9)	(84.9)
Pension and postretirement liability changes, net of tax benefit of $35.1	—	—	—	—	(55.9)	—	(55.9)	(55.9)
Stock-based compensation expense	—	—	11.8	—	—	—	11.8	—
Derivatives and other, net of tax benefit of $12.3	—	—	—	—	(21.6)	—	(21.6)	(21.6)
Common stock issued	2.3	—	19.7	—	—	—	19.7	—
Treasury stock purchases	—	—	—	—	—	(323.8)	(323.8)	—
Tax benefits of stock-based compensation	—	—	13.4	—	—	—	13.4	—

Comprehensive loss	—	—	—	—	—	—	—	$(39.6)

BALANCE AS OF DECEMBER 31, 2008	84.2	$0.8	$805.6	$538.8	$(98.8)	$(787.8)	$458.6

Net income	—	—	—	51.1	—	—	51.1	$51.1
Dividends, $0.56 per share	—	—	—	(31.3)	—	—	(31.3)	—
Foreign currency translation adjustments, net	—	—	—	—	59.5	—	59.5	59.5
Pension and postretirement liability changes, net of tax provision of $6.4	—	—	—	—	8.1	—	8.1	8.1
Stock-based compensation expense	—	—	12.8	—	—	—	12.8	—
Derivatives and other, net of tax provision of $15.4	—	—	—	—	30.4	—	30.4	30.4
Common stock issued	1.4	0.1	9.3	—	—	—	9.4	—
Treasury stock purchases	—	—	—	—	—	(5.6)	(5.6)	—
Tax benefits of stock-based compensation	—	—	6.0	—	—	—	6.0	—
Other tax related items	—	—	5.4	—	—	—	5.4	—

Comprehensive income	—	—	—	—	—	—	—	$149.1

BALANCE AS OF DECEMBER 31, 2009	85.6	$0.9	$839.1	$558.6	$(0.8)	$(793.4)	$604.4

Net income	—	—	—	116.2	—	—	116.2	$116.2
Dividends, $0.60 per share	—	—	—	(32.6)	—	—	(32.6)	—
Foreign currency translation adjustments, net	—	—	—	—	28.2	—	28.2	28.2
Pension and postretirement liability changes, net of tax benefit of $8.7	—	—	—	—	(13.3)	—	(13.3)	(13.3)
Change in fair value of available-for-sale marketable equity securities changes	—	—	—	—	12.5	—	12.5	12.5
Stock-based compensation expense	—	—	15.4	—	—	—	15.4	—
Derivatives, net of tax provision of $2.1	—	—	—	—	3.6	—	3.6	3.6
Common stock issued	0.9	—	3.5	—	—	—	3.5	—
Treasury stock purchases	—	—	—	—	—	(153.7)	(153.7)	—
Tax benefits of stock-based compensation	—	—	5.5	—	—	—	5.5	—
Other tax related items	—	—		—	—	—	—	—

Comprehensive income	—	—	—	—	—	—	—	$147.2

BALANCE AS OF DECEMBER 31, 2010	86.5	$0.9	$863.5	$642.2	$30.2	$(947.1)	$589.7

The accompanying notes are an integral part of these consolidated financial statement

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2010, 2009 and 2008
(In millions)

	2010	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$116.2	$51.1	$122.8
Adjustments to reconcile net income to net cash provided by operating activities:
Income from equity method investments	(10.1)	(7.3)	(8.6)
Dividends from affiliates	12.3	11.3	14.3
Restructuring expenses, net of cash paid	(11.0)	18.6	0.6
Impairment of assets	—	6.4	9.1
Provision for bad debts	6.3	12.6	17.0
Unrealized (gain) loss on derivative contracts	(0.7)	(7.0)	5.1
Return (posting) of collateral for hedges	—	37.9	(37.9)
Stock-based compensation expense	15.4	12.8	11.8
Depreciation and amortization	53.5	52.9	50.6
(Repayments) proceeds from sales of accounts receivable under asset securitization	—	(30.0)	30.0
Deferred income taxes	(9.5)	6.7	25.0
Pension costs in excess of (less than) contributions	4.5	(25.4)	(19.5)
Other items, net	2.4	7.7	(12.8)
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts and notes receivable	(29.3)	41.2	53.5
Inventories	(31.1)	51.8	14.7
Other current assets	(5.5)	10.8	0.7
Accounts payable	33.6	(5.4)	(44.0)
Accrued expenses	31.8	3.8	(41.5)
Income taxes payable and receivable	18.8	(7.0)	(1.7)
Other	(11.8)	(18.0)	(6.0)

Net cash provided by operating activities	185.8	225.5	183.2
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the disposal of property, plant and equipment	0.2	0.6	5.8
Purchases of property, plant and equipment	(45.8)	(58.8)	(62.1)
Proceeds from sale of businesses	3.6	10.0	—
Acquisition of business	(7.2)	—	(4.7)
Return of investment	—	0.9	—
Restricted cash	(12.2)	—	—
Purchases of short-term investments	—	(16.9)	(64.2)
Proceeds from sales and maturities of short-term investments	—	50.2	58.7

Net cash used in investing activities	(61.4)	(14.0)	(66.5)
CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term (payments) borrowings, net	(0.8)	(4.3)	1.4
Proceeds from capital lease	—	—	15.3
Long-term payments	(35.9)	(1.7)	(36.4)
Issuance of senior unsecured notes	199.8	—	—
Revolver credit facility (payments) borrowings, net	(76.5)	(183.3)	213.5
Additional investments in affiliates	(1.0)	—	—
Proceeds from stock option exercises	3.5	9.4	19.7
Payments of deferred financing costs	(1.8)	—	(0.3)
Repurchases of common stock	(153.7)	(5.6)	(323.8)
Excess tax benefits related to share-based payments	5.3	4.9	11.0
Cash dividends paid	(32.4)	(31.1)	(32.4)

Net cash used in financing activities	(93.5)	(211.7)	(132.0)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	30.9	(0.2)	(15.3)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	4.8	2.4	(8.1)
CASH AND CASH EQUIVALENTS, beginning of year	124.3	122.1	145.5

CASH AND CASH EQUIVALENTS, end of year	$160.0	$124.3	$122.1

Supplementary disclosures of cash flow information:
Cash paid during the year for:
Interest	$12.4	$8.4	$17.6

Income taxes (net of refunds)	$45.5	$32.1	$41.9

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010, 2009 and 2008

1.	Nature of Operations:

Lennox International Inc., a Delaware corporation, through its subsidiaries (referred to herein as “we,” “our,” “us,” “LII” or the “Company”), is a leading global provider of climate control solutions. We design, manufacture, market and service a broad range of products for the heating, ventilation, air conditioning and refrigeration (“HVACR”) markets. We operate in four reportable business segments of the HVACR industry: Residential Heating & Cooling, Commercial Heating & Cooling, Service Experts, and Refrigeration. See Note 19 for financial information regarding our reportable segments.

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

Cash and Cash Equivalents

We consider all highly liquid temporary investments with original maturity dates of three months or less to be cash equivalents. Cash and cash equivalents consisted primarily of bank deposits and US Treasury money market securities.

During the first quarter of 2010, our captive insurance subsidiary entered into an agreement in which cash was placed into a trust for the benefit of a third-party insurance provider. The purpose of the trust is to pay workers compensation claims for policy years 2003 — 2009 until the liabilities are fully extinguished. These policies were written by the third-party insurance provider, and then reinsured by our captive insurance subsidiary. This transaction was classified as restricted cash on the accompanying Consolidated Balance Sheets. The balance at December 31, 2010 was $12.2 million.

Accounts and Notes Receivable

Accounts and notes receivable are shown in the accompanying Consolidated Balance Sheets, net of allowance for doubtful accounts. The allowance for doubtful accounts is generally established during the period in which receivables are recognized and is maintained at a level deemed appropriate based on historical and other factors that affect collectability. Such factors include the historical trends of write-offs and recovery of previously written-off accounts, the financial strength of the customer and projected economic and market conditions. We determine the delinquency status of receivables predominantly based on contractual terms and write off uncollectible receivables after management’s review of factors that affect collectability as noted above, among other considerations. We have no significant concentrations of credit risk within our accounts and notes receivable.

Inventories

Inventory costs include material, labor, depreciation and plant overhead. Inventories of $123.8 million and $100.8 million as of December 31, 2010 and 2009, respectively, were valued at the lower of cost or market using the last-in, first-out (“LIFO”) cost method. The remaining portion of the inventory is valued at the lower of cost or market with cost being determined either on the first-in, first-out (“FIFO”) basis or average cost. We elected to use the LIFO cost method for our domestic manufacturing companies in 1974 and continued to elect the LIFO cost method for new operations through the late 1980s. The types of inventory include raw materials, purchased

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

components, work-in-process, repair parts and finished goods. Starting in the late 1990s, we began adopting the FIFO cost method for all new domestic manufacturing operations (primarily acquisitions). Our operating entities with a previous LIFO election continue to use the LIFO cost method. We also use the FIFO cost method for all of our foreign-based manufacturing facilities as well as our Service Experts segment, whose inventory is limited to service parts and finished goods.

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

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We also monitor economic, legal, regulatory and other factors for LII as a whole and for each reporting unit between annual impairment tests to ensure that there are no indicators that make it more likely than not that there has been a decline in the fair value of any reporting unit below its carrying value. Specifically, we monitor industry trends, our market capitalization, recent and forecasted financial performance of our reporting units, and the timing and nature of our restructuring activities. While our recent financial performance is below historical levels, we determined that no impairment of our goodwill existed as of December 31, 2010, 2009 or 2008. If these estimates or the related assumptions change, we may be required to record non-cash impairment charges for these assets in the future. For additional disclosures on goodwill, see Note 5.

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

Product Warranties

For some of our heating, ventilation and air conditioning (“HVAC”) products, we provide warranty terms ranging from one to 20 years to customers for certain components such as compressors or heat exchangers. For select products, we also provide lifetime warranties for heat exchangers. A liability for estimated warranty expense is recorded on the date that revenue is recognized. Our estimates of future warranty costs are determined for each product line. The number of units that we expect to repair or replace is determined by applying the estimated failure

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

rate, which is generally based on historical experience, to the number of units that have been sold and are still under warranty. The estimated units to be repaired under warranty are multiplied by the average cost to repair or replace such products to determine the estimated future warranty cost. We do not discount product warranty liabilities as the amounts are not fixed and the timing of future cash payments is neither fixed nor reliably determinable. We also provide for specifically identified warranty obligations. Estimated future warranty costs are subject to adjustment from time to time depending on changes in actual failure rate and cost experience. Subsequent costs incurred for warranty claims serve to reduce the accrued product warranty liability.

Pensions and Postretirement Benefits

We provide pension and postretirement medical benefits to eligible domestic and foreign employees and recognize pension and postretirement benefit costs over the estimated service life or average life expectancy of those employees. We also recognize the funded status of our benefit plans, as measured at year-end by the difference between plan assets at fair value and the benefit obligation, in the Consolidated Balance Sheets. Changes in the funded status are recognized in the year in which the changes occur through accumulated other comprehensive income (“AOCI”). Actuarial gains or losses are amortized into net period benefit cost over the estimated service life of covered employees or average life expectancy of participants depending on the plan.

The benefit plan assets and liabilities reflect assumptions about the long-range performance of our benefit plans. Should actual results differ from management’s estimates, revisions to the benefit plan assets and liabilities would be required. For additional disclosures on pension and postretirement medical benefits, including how we determine the assumptions used, see Note 12.

Self-Insurance

Self-insurance expense and liabilities, calculated on an undiscounted basis, are actuarially determined based primarily on our historical claims information, as well as industry factors and trends. As of December 31, 2010, self-insurance and captive reserves represent the best estimate of the future payments to be made on losses reported and unreported for 2010 and prior years. The majority of our self-insured risks (excluding auto liability and physical damage) will be paid over an extended period of time.

Actual payments for claims reserved as of December 31, 2010 may vary depending on various factors, including the development and ultimate settlement of reported and unreported claims. To the extent actuarial assumptions change and claims experience rates differ from historical rates, our liability may change. For additional disclosures on self-insured risks and reserves, see Note 10.

Derivatives

We use futures contracts and fixed forward contracts to mitigate the exposure to volatility in commodity prices and foreign exchange rates, and we use an interest rate swap to hedge changes in the benchmark interest rate related to our revolving credit facility. We hedge only exposures in the ordinary course of business and do not hold or trade derivatives for profit. All derivatives are recognized in the Consolidated Balance Sheets at fair value. Classification of each hedging instrument is based upon whether the maturity of the instrument is less than or greater than 12 months. For more information, see Note 8.

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

Unrecognized tax benefits are accounted for as required by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740. For more information, see Note 9.

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

Cost of Goods Sold

The principal components of cost of goods sold in our manufacturing operations are component costs, raw materials, factory overhead, labor, estimated costs of warranty expense, and freight and distribution costs. In our Service Experts segment, the principal components of cost of goods sold are equipment, vehicle costs, parts and supplies, and labor.

Selling, General and Administrative Expenses

SG&A expenses include all other payroll and benefit costs, advertising, commissions, research and development, information technology costs, and other selling, general and administrative related costs such as insurance, travel, non-production depreciation and rent.

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

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Translation of Foreign Currencies

All assets and liabilities of foreign subsidiaries and joint ventures are translated into U.S. dollars using rates of exchange in effect at the balance sheet date. Revenues and expenses are translated at weighted average exchange rates during the year. The unrealized translation gains and losses are included in AOCI in the accompanying Consolidated Balance Sheets. Transaction gains and losses are included in Losses (Gains) and Other Expenses, net in the accompanying Consolidated Statements of Operations.

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

Reclassifications

Certain amounts have been reclassified from the prior year presentation to conform to the current year presentation.

3.	Inventories:

Components of inventories are as follows (in millions):

	For the Years Ended
	December 31,
	2010	2009

Finished goods	$213.7	$182.3
Work in process	6.5	7.2
Raw materials and repair parts	137.0	132.7

	357.2	322.2
Excess of current cost over last-in, first-out cost	(71.0)	(72.0)

Total inventories	$286.2	$250.2

Repair parts are primarily utilized in service operations and to fulfill our warranty obligations.

The Company recorded income of $0.7 million and $1.3 million from LIFO inventory liquidations during 2010 and 2009, respectively.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Property, Plant and Equipment:

Components of property, plant and equipment are as follows (in millions):

	For the Years Ended
	December 31,
	2010	2009

Land	$39.3	$37.7
Buildings and improvements	226.5	220.2
Machinery and equipment	625.4	583.0
Construction in progress and equipment not yet in service	17.8	39.7

Total	909.0	880.6
Less-accumulated depreciation	(584.7)	(551.0)

Property, plant and equipment, net	$324.3	$329.6

The balances above include capital lease assets composed of buildings and improvements and machinery and equipment totaling $17.1 million and $17.6 million, net of accumulated depreciation of $5.6 million and $4.5 million for the years ended December 31, 2010 and 2009, respectively.

During 2009, the Company recorded $6.0 million in impairment charges related to the abandonment of information technology assets that had not yet been placed in service. There were no impairment charges during 2010.

5.	Goodwill, Intangible and Other Assets:

Goodwill

The changes in the carrying amount of goodwill related to continuing operations, by segment, are as follows (in millions):

	Segment
	Residential	Commercial
	Heating	Heating	Service
	& Cooling	& Cooling	Experts	Refrigeration	Total

Balance as of January 1, 2009:
Goodwill	$33.7	$31.2	$301.8	$73.6	$440.3
Accumulated impairment loss	—	—	(208.0)	—	(208.0)

	33.7	31.2	93.8	73.6	232.3
Changes(1)	—	0.1	13.1	11.9	25.1

Balance as of December 31, 2009:
Goodwill	$33.7	$31.3	$314.9	$85.5	$465.4
Accumulated impairment loss	—	—	(208.0)	—	(208.0)

	33.7	31.3	106.9	85.5	257.4

Changes(2)	—	(1.3)	9.7	6.0	14.4

Balance as of December 31, 2010:
Goodwill	33.7	30.0	324.6	91.5	479.8
Accumulated impairment loss	—	—	(208.0)	—	(208.0)

	$33.7	$30.0	$116.6	$91.5	$271.8

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Changes in 2009 primarily relate to changes in foreign currency translation rates, offset by the write-off of $4.4 million of goodwill related to the sale of businesses, primarily in the Service Experts segment.

(2)	During 2010, our Service Experts segment acquired a company which resulted in additional goodwill of $4.0 million. The other changes are related to fluctuations in foreign currency translation rates.

Intangible and Other Assets

Identifiable intangible and other assets subject to amortization are recorded in Other Assets in the accompanying Consolidated Balance Sheets and were comprised of the following (in millions):

	For the Years Ended December 31,
	2010			2009
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount

Deferred financing costs	$9.2	$(6.3)	$2.9	$7.3	$(5.5)	$1.8
Customer relationships	4.5	(1.5)	3.0	3.3	(1.1)	2.2
Other	4.5	(3.2)	1.3	3.4	(2.3)	1.1

Total	$18.2	$(11.0)	$7.2	$14.0	$(8.9)	$5.1

Amortization of intangible assets was as follows (in millions):

	For the Years Ended December 31,
	2010	2009	2008

Amortization expense	$2.0	$1.6	$1.5

Estimated intangible amortization expense for the next five years is as follows (in millions):

2011	$1.9
2012	1.5
2013	0.9
2014	0.9
2015	0.9
Thereafter	1.1

As of December 31, 2010 and 2009, we had $4.9 million and $4.8 million respectively of intangible assets primarily consisting of trademarks, which are not subject to amortization.

6.	Joint Ventures and Other Equity Investment:

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

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The combined balance of equity method investments included in Other Assets, net totaled (in millions):

	As of December 31,
	2010	2009

Other Assets, net	$28.2	$30.0

Purchases of compressors from our U.S. joint venture that were included in Cost of Goods Sold in the Consolidated Statements of Operations were approximately (in millions):

	For the Years Ended December 31,
	2010	2009	2008

Purchases of compressors	$86.1	$95.0	$123.2

During 2008, the Company loaned $1.6 million to its joint venture in Mexico due to that entity’s cash needs related to margin calls on forward commodity contracts and operating cash requirements. The joint venture partner loaned equal amounts under identical terms to the joint venture; and therefore, the investment continues to be recorded under the equity method. As of December 31, 2010 and 2009, the outstanding loan balance was $0.9 million and $1.6 million, respectively.

Other Investment

LII also has an investment in a compressor manufacturer located in Thailand. During 2008, under the equity method we recorded investment losses of $0.3 million and dividends of $1.1 million as reductions to the investment balance. We also recorded $9.1 million of impairment charges related to this investment in 2008.

Also, as a result of a rights offering in 2008, our percentage of equity ownership declined from 13% to 9%. While formerly accounted for under the equity method, the investment of $18.0 million in 2010 and $5.4 million in 2009 was accounted for as an available-for-sale marketable equity security. A net gain of $12.5 million in 2010 was recorded in AOCI. The fair value of the investment was measured based upon the quoted market price of the investee’s common stock as listed on the Stock Exchange of Thailand, multiplied by the number of shares owned. For more information on the valuation of this investment, see Note 20.

7.	Current Accrued Expenses:

Significant components of current accrued expenses are presented below (in millions):

	For the Years Ended
	December 31,
	2010	2009

Accrued compensation and benefits	$87.6	$66.4
Self insurance reserves	61.3	60.4
Deferred income	34.9	32.7
Accrued warranties	31.2	31.5
Accrued product quality issue	16.0	21.6
Accrued rebates and promotions	38.2	36.7
Derivative contracts	2.2	2.0
Other	63.1	65.3

Total continuing operations accrued expenses	$334.5	$316.6
Discontinued operations accrued expenses	—	1.3

Total current accrued expenses	$334.5	$317.9

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Derivatives:

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

We recognize all derivatives as either assets or liabilities at fair value in the Consolidated Balance Sheets, regardless of whether or not hedge accounting is applied. For more information on the fair value of these derivative instruments, see Note 20. We report cash flows arising from our hedging instruments consistent with the classification of cash flows from the underlying hedged items. Accordingly, cash flows associated with our derivative programs are classified as operating activities in the accompanying Consolidated Statements of Cash Flows.

We monitor our derivative positions and credit ratings of our counterparties and do not anticipate losses due to counterparty non-performance.

Hedge Accounting

The derivatives that we use as hedges of commodity prices and movements in interest rates are accounted for as cash flow hedges. The effective portion of the gain or loss on the derivatives accounted for as hedges is recorded, net of applicable taxes, in AOCI, a component of Stockholders’ Equity in the accompanying Consolidated Balance Sheets. When earnings are affected by the variability of the underlying cash flow, the applicable offsetting amount of the gain or loss from the derivatives that is deferred in AOCI is reclassified into earnings in the same financial statement line item that the hedged item is recorded in. Ineffectiveness, if any, is recorded in earnings each period. If the hedging relationship ceases to be highly effective, the net gain or loss shall remain in AOCI and will be reclassified into earnings when earnings are affected by the variability of the underlying cash flow. If it becomes probable that the forecasted transaction will not occur by the end of the originally specified period or within two months thereafter, the net gain or loss remaining in AOCI will be reclassified to earnings immediately.

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

Interest Rate Risk

A portion of our debt bears interest at variable interest rates and therefore, we are subject to variability in the cash paid for interest expense. In order to mitigate a portion of this risk, we use a hedging strategy to eliminate the variability of cash flows in the interest payments associated with the first $100 million of the total variable-rate debt outstanding under our revolving credit facility that is solely due to changes in the benchmark interest rate. This strategy allows us to fix a portion of our interest payments.

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

Cash Flow Hedges

We include (gains) losses in AOCI in connection with our commodity cash flow hedges. The (gains) losses related to commodity price hedges are expected to be reclassified into earnings within the next 18 months based on the prices of the commodities at settlement date. Assuming that commodity prices remain constant, $10.9 million of derivative gains are expected to be reclassified into earnings within the next 12 months. Commodity futures contracts that are designated as cash flow hedges and are in place as of December 31, 2010 are scheduled to mature through May 2012.

The (gains) losses related to our interest rate swap are expected to be reclassified into earnings within the next 22 months based on the term of the swap. Assuming that the benchmark interest rate remains constant, $1.4 million of derivative losses are expected to be reclassified into earnings within the next 12 months.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We recorded the following amounts related to our cash flow hedges (in millions):

	As of December 31,
	2010	2009

Commodity Price Hedges:
Gains included in AOCI, net of tax	$(11.7)	$(7.2)
Provision for income taxes	6.7	4.1
Interest Rate Swap:
Losses included in AOCI, net of tax	$2.3	$1.4
Benefit from income taxes	(1.3)	(0.8)

We had the following outstanding commodity futures contracts designated as cash flow hedges (in millions):

	As of December 31,
	2010	2009
	(Pounds)	(Pounds)

Copper	18.5	12.6

Derivatives not Designated as Cash Flow Hedges

For commodity derivatives not designated as cash flow hedges, we follow the same hedging strategy as for derivatives designated as cash flow hedges. We elect not to designate these derivatives as cash flow hedges at inception of the arrangement. We had the following outstanding commodity futures contracts not designated as cash flow hedges (in millions):

	As of December 31,
	2010	2009
	(Pounds)	(Pounds)

Copper	1.4	0.9
Aluminum	1.4	0.9

During 2010, we entered into foreign currency forward contracts with notional amounts of $217.0 million and £16.5 million, of which $35.0 million and £2.0 million were outstanding at December 31, 2010. During 2009, we entered into foreign currency forward contracts with notional amounts of $123.6 million, of which $12.2 million were outstanding at December 31, 2009.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information About the Location and Amounts of Derivative Instruments

For information on the location and amounts of derivative fair values in the Consolidated Balance Sheets and derivative gains and losses in the Consolidated Statements of Operations, see the tabular information presented below (in millions):

Fair Values of Derivative Instruments

	As of December 31,
	2010		2009
	Balance Sheet		Balance Sheet
Asset Derivatives	Location	Fair Value	Location	Fair Value

Derivatives designated as hedging instruments under FASB ASC Topic 815
Commodity futures contracts	Other Assets (Current)	$17.4	Other Assets (Current)	$11.1
Commodity futures contracts	Other Assets (Non-current)	1.3	Other Assets (Non-current)	0.3

		18.7		11.4

Derivatives not designated as hedging instruments under FASB ASC Topic 815
Commodity futures contracts	Other Assets (Current)	1.4	Other Assets (Current)	1.1
Commodity futures contracts	Other Assets (Non-Current)	0.1	Other Assets (Non-Current)	—
Foreign currency forward contracts	Other Assets (Current)	0.2	Other Assets (Current)	—

		1.7		1.1

Total Asset for Derivatives		$20.4		$12.5

Liability Derivatives
Derivatives designated as hedging instruments under FASB ASC Topic 815
Interest rate swap	Accrued Expenses	2.2	Accrued Expenses	2.0
Interest rate swap	Other Liabilities	1.4	Other Liabilities	0.3

Total Liability for Derivatives		$3.6		$2.3

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Effect of Derivative Instruments on the Consolidated Statements of Operations

		Amount of Loss or (Gain) Reclassified
		from AOCI into Income
Derivatives in FASB ASC	Location of Loss or (Gain)	(Effective Portion)
Topic 815 Cash Flow	Reclassified from AOCI into Income	For the Years Ended December 31,
Hedging Relationships	(Effective Portion)	2010	2009	2008

Commodity futures contracts	Cost of Goods Sold	$(11.2)	$19.6	$(7.0)
Interest rate swap	Interest Expense, net	2.4	1.3	—

		$(8.8)	$20.9	$(7.0)

		Amount of Loss or
		(Gain) Recognized
	Location of Loss or (Gain)	in Income on Derivatives
Derivatives in FASB ASC	Recognized in Income on	(Ineffective Portion)
Topic 815 Cash Flow	Derivatives	For the Years Ended December 31,
Hedging Relationships	(Ineffective Portion)	2010	2009	2008

Commodity futures contracts	Losses (Gains) and Other Expenses, net	$(0.4)	$(0.1)	$0.3

		Amount of Loss or (Gain)
		Recognized in Income on
Derivatives Not Designated	Location of (Gain) or Loss	Derivatives
as Hedging Instruments under	Recognized in Income on	For the Years Ended December 31,
FASB ASC Topic 815	Derivatives	2010	2009	2008

Commodity futures contracts	Losses (Gains) and Other Expenses, net	$(1.7)	$(3.4)	$5.7
Foreign currency forward contracts	Losses (Gains) and Other Expenses, net	(0.2)	3.1	—

		$(1.9)	$(0.3)	$5.7

For more information on the valuation of these derivative instruments, see Note 20.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Income Taxes:

Our income tax provision (benefits) from continuing operations consisted of the following (in millions):

	For the Years Ended December 31,
	2010	2009	2008

Current:
Federal	$54.7	$17.5	$32.4
State	6.0	5.0	5.8
Foreign	7.3	8.1	11.0

Total current	68.0	30.6	49.2

Deferred:
Federal	(6.9)	9.9	27.1
State	(1.6)	3.0	4.2
Foreign	—	(4.4)	—

Total deferred	(8.5)	8.5	31.3

Total income tax provision	$59.5	$39.1	$80.5

Income from continuing operations before income taxes was comprised of the following (in millions):

	For the Years Ended December 31,
	2010	2009	2008

Domestic	$157.2	$99.7	$186.9
Foreign	19.4	1.2	17.4

Total	$176.6	$100.9	$204.3

The difference between the income tax provision from continuing operations computed at the statutory federal income tax rate and the financial statement provision for taxes is summarized as follows (in millions):

	For the Years Ended December 31,
	2010	2009	2008

Provision at the U.S. statutory rate of 35%	$61.8	$35.3	$71.5
Increase (reduction) in tax expense resulting from:
State income tax, net of federal income tax benefit	2.5	3.8	7.7
Other permanent items	(2.3)	(2.8)	(1.2)
Research tax credit	(0.5)	(0.6)	—
Decrease in tax audit reserves	(0.2)	(1.6)	—
Change in valuation allowance	(1.8)	4.5	1.1
Foreign taxes at rates other than 35% and miscellaneous other	—	0.5	1.4

Total income tax provision	$59.5	$39.1	$80.5

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

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets (liabilities) were comprised of the following (in millions):

	For the Years Ended
	December 31,
	2010	2009

Gross deferred tax assets:
Warranties	$32.0	$36.0
Net operating losses (foreign and U.S. state)	42.2	48.3
Postretirement and pension benefits	42.6	30.2
Inventory reserves	4.1	6.3
Receivables allowance	6.4	4.3
Compensation liabilities	17.3	20.3
Deferred income	7.8	8.0
Insurance liabilities	15.4	2.4
Other	10.6	10.5

Total deferred tax assets	178.4	166.3
Valuation allowance	(24.3)	(30.9)

Total deferred tax assets, net of valuation allowance	154.1	135.4
Gross deferred tax liabilities:
Depreciation	(11.1)	(14.6)
Intangibles	(6.6)	(4.1)
Other	(12.5)	(7.2)

Total deferred tax liabilities	(30.2)	(25.9)

Net deferred tax assets	$123.9	$109.5

As of December 31, 2010 and 2009, we had $6.5 million and $9.6 million in tax effected state net operating loss carryforwards, respectively, and $35.8 million and $38.7 million in tax effected foreign net operating loss carryforwards, respectively. The state and foreign net operating loss carryforwards begin expiring in 2011. The deferred tax asset valuation allowance relates primarily to the operating loss carryforwards in various states in the U.S., European and Asian tax jurisdictions. The decrease in the valuation allowance is primarily the result of foreign and state losses which were not previously benefited and currency fluctuation.

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We consider the reversal of existing taxable temporary differences, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of these deductible differences, net of the existing valuation allowances, as of December 31, 2010.

In order to realize the net deferred tax asset, we will need to generate future foreign taxable income of approximately $98.5 million during the periods in which those temporary differences become deductible. We also will need to generate U.S. federal income of approximately $46.8 million in addition to our carryback capacity to fully realize the federal deferred tax asset. U.S. taxable income for the years ended December 31, 2010 and 2009 was $150.5 million and $36.7 million, respectively.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

Balance as of December 31, 2008	$14.9
Increases related to prior year tax positions	0.1
Decreases related to prior year tax positions	(7.2)
Increases related to current year tax positions	0.1
Settlements	(6.4)

Balance as of December 31, 2009	$1.5
Decreases related to prior year tax positions	(0.4)
Settlements	(0.1)

Balance as of December 31, 2010	$1.0

Included in the balance of unrecognized tax benefits as of December 31, 2010 are potential benefits of $0.7 million that, if recognized, would affect the effective tax rate on income from continuing operations. As of December 31, 2010, we had recognized $0.1 million (net of federal tax benefits) in interest and penalties in income tax expense.

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

We are currently under examination for our U.S. federal income taxes for 2008, 2009 and 2010. We are subject to examination by numerous other taxing authorities in jurisdictions such as Australia, Belgium, France, Canada, and Germany. We are generally no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by taxing authorities for years before 2004.

During 2010, numerous states, including Colorado, Maine, Utah, the District of Columbia, California and Connecticut, enacted legislation effective for tax years beginning on or after January 1, 2010, including requirements for combined reporting, changes to apportionment methods and changes to nexus requirements. We determined the impact of these changes to be immaterial.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Commitments and Contingencies:

Leases

The approximate minimum commitments under all non-cancelable leases outstanding as of December 31, 2010 are as follows (in millions):

	Operating	Capital
	Leases	Leases

2011	$54.2	$1.1
2012	40.4	1.0
2013	27.7	0.9
2014	17.4	0.7
2015	11.9	0.6
Thereafter	19.8	14.8

Total minimum lease payments	$171.4	19.1

Less amount representing interest		1.5

Present value of minimum payments		$17.6

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

Our obligations under the Lake Park Lease are secured by a pledge of our interest in the leased property and are also guaranteed by us and certain of our subsidiaries. The Lake Park Lease, as amended, contains restrictive covenants that are consistent with those of our revolving credit facility. We were in compliance with these financial covenants as of December 31, 2010. The Lake Park Lease is accounted for as an operating lease.

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

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following information relates to our environmental reserve (in millions except percentages):

	For the Years Ended
	December 31,
	2010	2009

Discounted liabilities recorded in:
Accrued Expenses	$1.1	$1.3
Other Long-Term Liabilities	3.3	3.0

	$4.4	$4.3

Undiscounted liabilities	$4.8	$5.8
Discount rate	1.3%-7.9%	3.3%-9.9%

Estimates of future costs are subject to change due to changing environmental remediation regulations and/or site-specific requirements.

Product Warranties

Total liabilities for estimated warranty are included in the following captions on the accompanying Consolidated Balance Sheets (in millions):

	For the Years Ended
	December 31,
	2010	2009

Accrued Expenses	$31.2	$31.5
Other Liabilities	44.3	50.0

	$75.5	$81.5

The changes in the total warranty liabilities for the years ended December 31, 2010 and 2009 were as follows (in millions):

Total warranty liability as of December 31, 2008	$94.1
Payments made in 2009	(27.3)
Changes resulting from issuance of new warranties	25.7
Changes in estimates associated with pre-existing liabilities	(12.7)
Changes in foreign currency translation rates	1.7

Total warranty liability as of December 31, 2009	$81.5
Payments made in 2010	(27.6)
Changes resulting from issuance of new warranties	27.6
Changes in estimates associated with pre-existing liabilities	(6.2)
Changes in foreign currency translation rates	0.2

Total warranty liability as of December 31, 2010	$75.5

	As of December 31,
	2010	2009

Accrued product quality issue (not covered under warranty)	$16.0	$21.6

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At the end of each accounting period, we evaluate our warranty liabilities and during the second quarter of each year, we perform a complete reevaluation of our HVAC warranty liabilities. As a result of our annual evaluation, we recorded a reduction in warranty liabilities in the second quarter of 2010 that is the principal amount contained within the changes in estimates associated with pre-existing liabilities of $6.2 million above.

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

We have identified a product quality issue in a heating and cooling product line produced in 2006 and 2007 that we believe results from a vendor-supplied materials quality issue. We have recorded an expense of $24.4 million in 2009 for the portion of the issue that was probable and reasonably estimable. There were no material charges recorded in 2010. As of December 31, 2010 and 2009, $16.0 million and $21.6 million, respectively, was accrued for this matter. We may incur additional charges in the future as more information becomes available. The expense for this product quality issue, and the related liability, has not been included in the tables related to our estimated warranty liabilities. The expense related to this product quality issue was classified in Cost of Goods Sold in the Consolidated Statements of Operations and the related liability is included in Accrued Expenses in the accompanying Consolidated Balance Sheets.

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

The self-insurance liabilities recorded in Accrued Expenses in the accompanying Consolidated Balance Sheets were $61.3 million and $60.4 million as of December 31, 2010 and 2009, respectively.

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

We estimate the costs to settle pending litigation based on experience involving similar claims and specific facts known. We do not believe that any current or pending or threatened litigation with have a material adverse effect on our financial position. Litigation and arbitration, however, involve uncertainties and it is possible that the eventual outcome of litigation could adversely affect our results of operations for a particular period. We are the defendant in a class action lawsuit related to certain hearth products we produced and sold that claims such products are hazardous and that consumers were not adequately warned. On August 23, 2010, the Company and the plaintiffs entered into a binding Memorandum of Understanding (“MOU”) and have reached tentative terms for settlement of the case. At the parties’ request, the court stayed the lawsuit shortly after the MOU was signed. On January 11, 2011, the court granted preliminary approval of the settlement. The court set June 2, 2011 as the date for the final approval hearing. Total charges related to this matter recorded in 2010 were $9.3 million. These charges are included in Selling, General and Administrative Expenses and Losses (Gains) and Other Expenses, Net in the accompanying Consolidated Statement of Operations.

11.	Long-Term Debt, Lines of Credit and Asset Securitization:

Long-Term Debt and Lines of Credit

The following tables summarize our outstanding debt obligations and the classification in the accompanying Consolidated Balance Sheet (in millions):

Description of Obligation
As of December 31, 2010	Short-Term Debt	Current Maturities	Long-Term Maturities	Total

Domestic revolving credit facility	$—	$—	$100.0	$100.0
Senior unsecured notes	—	—	200.0	200.0
Capital lease obligations	—	0.6	17.0	17.6
Other obligations	1.4	—	—	1.4

Total debt	$1.4	$0.6	$317.0	$319.0

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Description of Obligation
As of December 31, 2009	Short-Term Debt	Current Maturities	Long-Term Maturities	Total

Domestic promissory notes(1)	$—	$35.0	$—	$35.0
Domestic revolving credit facility	—	—	176.5	176.5
Capital lease obligations	—	0.4	17.1	17.5
Other obligations	2.2	0.1	0.2	2.5

Total debt	$2.2	$35.5	$193.8	$231.5

(1)	The domestic promissory notes matured on June 1, 2010 and were prepaid during the first quarter of 2010.

As of December 31, 2010, the aggregate amounts of required principal payments on long-term debt are as follows (in millions):

2011	$0.6
2012	100.7
2013	0.7
2014	0.6
2015	0.6
Thereafter	214.4

As of December 31, 2010, we had outstanding borrowings of $100.0 million under our $650.0 million domestic revolving credit facility and $69.5 million was committed to standby letters of credit. The remaining $480.5 million was available for future borrowings subject to covenant limitations. The facility matures in October 2012. As of December 31, 2010, we were in compliance with all covenant requirements.

We have additional borrowing capacity through several of our foreign subsidiaries used primarily to finance seasonal borrowing needs. We had $1.4 million and $2.5 million of obligations outstanding through our foreign subsidiaries as of December 31, 2010 and 2009, respectively. Available borrowing capacity at December 31, 2010 and 2009, under foreign facilities was $10.1 million and $12.6 million, respectively.

Our domestic revolving credit facility includes a subfacility for swingline loans of up to $50.0 million and provides for the issuance of letters of credit for the full amount available under the domestic revolving credit facility. Our weighted average borrowing rate on the domestic revolving credit facility was 0.96% and 0.84% as of December 31, 2010 and 2009, respectively.

Our domestic revolving credit facility contains financial covenants relating to leverage and interest coverage. Other covenants contained in our domestic revolving credit facility restrict, among other things, mergers, asset dispositions, guarantees, debt, liens, acquisitions, investments, affiliate transactions and our ability to make restricted payments. The financial covenants require us to maintain defined levels of Consolidated Indebtedness to Adjusted EBITDA Ratio and a Cash Flow (defined as EBITDA minus capital expenditures) to Net Interest Expense Ratio. The required ratios as of December 31, 2010 are detailed below:

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

On May 6, 2010, we issued $200.0 million of senior unsecured notes due May 15, 2017 bearing fixed interest at 4.90% as a result of a public offering of securities. We received proceeds of $199.8 million from the offering for a yield of 4.91%. We also paid and capitalized $1.9 million of debt issue costs related to the issuance. We pay interest on the notes semiannually on May 15 and November 15.

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

During 2008, we expanded our Tifton, Georgia manufacturing facility using the proceeds from Industrial Development Bonds (“IDBs”). We entered into a lease agreement with the owner of the property and the issuer of the IDBs, and through our lease payments fund the interest payments to investors in the IDBs. We also guaranteed the repayment of the IDBs and entered into letters of credit totaling $15.5 million to fund a potential repurchase of the IDBs in the event that investors exercised their right to tender the IDBs to the Trustee. As of December 31, 2010 and 2009, we recorded both a capital lease asset and a corresponding long-term obligation of $14.3 million related to these transactions.

Credit Rating

At December 31, 2010, our senior credit rating was Baa3, with a stable outlook, by Moody’s and BBB-, with a stable outlook, by Standard & Poor’s Rating Group (“S&P”).

Asset Securitization

Under a revolving period asset securitization arrangement (“ASA”), we are eligible to sell beneficial interests in a portion of our trade accounts receivable to participating financial institutions for cash. The current arrangement expires November 18, 2011 and is subject to renewal and contains a provision whereby we retain the right to repurchase all of the outstanding beneficial interests transferred. Our continued involvement in the transferred assets includes servicing, collection and administration of the transferred beneficial interests.

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

The ASA contains certain restrictive covenants relating to the quality of our accounts receivable and cross-default provisions with our Credit Agreement. The administrative agent under the ASA is also a participant in our Credit Agreement. The participating financial institution has an investment grade credit rating. We continue to evaluate its credit rating and have no reason to believe it will not perform under the ASA. As of December 31, 2010, we were in compliance with all covenant requirements.

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

Under the ASA, we pay certain discount fees to use the program and have the facility available to us. These fees relate to both the used and unused portions of the securitization. The used fee is based on the beneficial interest sold and calculated on the average floating commercial paper rate determined by the purchaser of the beneficial interest, plus a program fee of 0.75%. The rate as of December 31, 2010 and 2009 was 1.06% and 1.38%, respectively. The unused fee is based on 102% of the maximum available amount less the beneficial interest sold and calculated at 0.375% fixed rate throughout the term of the agreement. We recorded these fees in Selling, General and Administrative Expenses in the accompanying Consolidated Statements of Operations. The amounts recorded were as follows (in millions):

	For the Years Ended December 31,
	2010	2009	2008

Discount fees	$0.5	$0.7	$0.2

12.	Employee Benefit Plans:

Defined Contribution Plans

We maintain noncontributory profit sharing plans for our eligible domestic and Canadian salaried employees. These plans are discretionary, as our contributions are determined annually by the Board of Directors. We also sponsor several defined contribution plans with employer contribution-matching requirements. We recorded the following (in millions):

	For the Years Ended December 31,
	2010	2009	2008

Provisions for profit sharing contributions	$—	$—	$3.0
Contributions to defined contribution plans	$12.1	$12.4	$1.6

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pension and Postretirement Benefit Plans

We provide pension and postretirement medical benefits to eligible domestic and foreign employees. In the third quarter of 2008, we announced that we were freezing our defined benefit pension and profit sharing plans for our domestic and Canadian salaried employees and moving to an enhanced defined contribution plan in 2009 for our domestic salaried employees and 2010 for our Canadian salaried employees. We also maintain an unfunded postretirement benefit plan, which provides certain medical and life insurance benefits to eligible employees. In 2006, we amended the postretirement benefit plan to (i) eliminate post-65 coverage for current and future nonunion retirees and (ii) gradually shift the pre-65 medical coverage cost from us to participants starting in 2007 such that by 2010, pre-65 retirees would be paying 100% of the cost. As a result of this amendment, the postretirement plan will still exist in 2010 and eligible nonunion participants will still be able to receive group coverage rates. However, we will no longer be paying any portion of the participants’ premiums.

The following tables set forth amounts recognized in our financial statements and the plans’ funded status (dollars in millions):

	Pension Benefits		Other Benefits
	2010	2009	2010		2009

Accumulated benefit obligation	$333.2	$296.1	$	N/A	$	N/A
Changes in projected benefit obligation:
Benefit obligation at beginning of year	$299.4	$284.6		$14.4		$14.1
Service cost	5.0	5.6		0.6		0.5
Interest cost	17.6	17.5		0.8		0.8
Plan participants’ contributions	—	—		0.8		1.0
Amendments	—	—		(0.1)		—
Actuarial loss	34.0	9.1		2.4		1.3
Effect of exchange rates	0.4	3.9		—		—
Settlements and curtailments	(2.6)	(2.6)		—		(0.9)
Benefits paid	(17.5)	(18.7)		(1.9)		(2.4)

Benefit obligation at end of year	$336.3	$299.4		$17.0		$14.4

Changes in plan assets:
Fair value of plan assets at beginning of year	$231.1	$174.0		$—		$—
Actual gain return on plan assets	27.6	33.0		—		—
Employer contribution	5.6	42.2		1.1		1.4
Plan participants’ contributions	—	—		0.8		1.0
Effect of exchange rates	0.4	3.0		—		—
Plan settlements	(2.6)	(2.4)		—		—
Benefits paid	(17.5)	(18.7)		(1.9)		(2.4)

Fair value of plan assets at end of year	244.6	231.1		—		—

Funded status / net amount recognized	$(91.7)	$(68.3)		$(17.0)		$(14.4)

Net amount recognized consists of:
Current liability	$(3.6)	$(1.6)		$(1.1)		$(1.0)
Non-current liability	(88.1)	(66.7)		(15.9)		(13.4)

Net amount recognized	$(91.7)	$(68.3)		$(17.0)		$(14.4)

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Included in the Non-Current Pension Liability on the Consolidated Balance Sheets were plans with an over-funded position of $0.1 million as of December 31, 2010 and 2009 (in millions).

	For the Years Ended
	December 31,
	2010	2009

Pension plans with a benefit obligation in excess of plan assets:
Projected benefit obligation	$335.6	$298.7
Accumulated benefit obligation	332.5	295.4
Fair value of plan assets	243.8	230.3

Our U.S.-based pension plans comprised approximately 88.7% of the projected benefit obligation and 88.9% of plan assets as of December 31, 2010.

	Pension Benefits			Other Benefits
	2010	2009	2008	2010	2009	2008

Components of net periodic benefit cost as of December 31:
Service cost	$5.0	$5.6	$6.8	$0.6	$0.5	$0.8
Interest cost	17.6	17.5	16.4	0.8	0.8	0.8
Expected return on plan assets	(19.5)	(16.7)	(17.6)	—	—	—
Amortization of prior service cost	0.5	0.5	0.6	(1.9)	(1.9)	(1.9)
Recognized actuarial loss	5.1	8.9	4.6	1.2	1.2	1.1
Settlements and curtailments	1.4	1.0	3.1	—	(0.6)	—

Net periodic benefit cost	$10.1	$16.8	$13.9	$0.7	$—	$0.8

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth amounts recognized in AOCI in our financial statements for 2010 and 2009 (in millions):

	Pension Benefits		Other Benefits
	2010	2009	2010	2009

Amounts recognized in other comprehensive income (loss):
Prior service costs	$(3.5)	$(4.0)	$14.7	$16.5
Actuarial loss	(176.2)	(156.6)	(19.8)	(18.7)

Subtotal	(179.7)	(160.6)	(5.1)	(2.2)
Deferred taxes	66.2	58.6	1.9	0.8

Net amount recognized	$(113.5)	$(102.0)	$(3.2)	$(1.4)

Changes recognized in other comprehensive income (loss):
Current year prior service costs	$—	$—	(0.1)	$—
Current year actuarial loss (gain)	25.8	(7.5)	2.4	0.5
Effect of exchange rates	0.3	1.5	—	—
Amortization of prior service (costs) credits	(0.5)	(0.5)	1.9	2.5
Amortization of actuarial loss	(6.5)	(9.9)	(1.3)	(1.3)

Total recognized in other comprehensive income	$19.1	$(16.4)	$2.9	$1.7

Total recognized in net periodic benefit cost and other comprehensive income (loss)	$29.2	$0.4	$3.6	$1.7

The estimated prior service (costs) credits and actuarial gains (losses) that will be amortized from AOCI in 2011 are $(0.5) million and $(9.5) million, respectively, for pension benefits and $1.9 million and $(1.2) million, respectively, for other benefits.

The following tables set forth the weighted-average assumptions used to determine Benefit Obligations and Net Periodic Benefit Cost for the U.S.-based plans in 2010 and 2009:

	Pension Benefits		Other Benefits
	2010	2009	2010	2009

Weighted-average assumptions used to determine benefit obligations as of December 31:
Discount rate	5.45%	6.07%	5.30%	5.95%
Rate of compensation increase	4.23	4.23	—	—

	Pension Benefits			Other Benefits
	2010	2009	2008	2010	2009	2008

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate	6.07%	6.27%	6.48%	5.95%	6.42%	6.36%
Expected long-term return on plan assets	8.00	8.25	8.25	—	—	—
Rate of compensation increase	4.23	4.19	4.34	—	—	—

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables set forth the weighted-average assumptions used to determine Benefit Obligations and Net Periodic Benefit Cost for the non-U.S.-based plans in 2010 and 2009:

	Pension Benefits
	2010	2009

Weighted-average assumptions used to determine benefit obligations as of December 31:
Discount rate	5.43%	5.98%
Rate of compensation increase	3.94	3.98

	Pension Benefits
	2010	2009	2008

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate	5.98%	6.57%	5.60%
Expected long-term return on plan assets	5.59	6.24	6.61
Rate of compensation increase	3.98	3.90	4.22

To develop the expected long-term rate of return on assets assumption for the U.S. plans, we considered the historical returns and the future expectations for returns for each asset category, as well as the target asset allocation of the pension portfolio and the effect of periodic rebalancing. These results were adjusted for the payment of reasonable expenses of the plan from plan assets. This resulted in the selection of the 8.00% long-term rate of return on assets assumption. A similar process was followed for the non-U.S.-based plans.

To select a discount rate for the purpose of valuing the plan obligations for the U.S. plans, we performed an analysis in which the duration of projected cash flows from defined benefit and retiree healthcare plans were matched with a yield curve based on the appropriate universe of high-quality corporate bonds that were available. We used the results of the yield curve analysis to select the discount rate that matched the duration and payment stream of the benefits in each plan. This resulted in the selection of the 5.47% discount rate assumption for the U.S. qualified pension plans, 5.28% for the U.S. non-qualified pension plans, and 5.30% for the other benefits. A similar process was followed for the non-U.S.-based plans.

	2010	2009

Assumed health care cost trend rates as of December 31:
Health care cost trend rate assumed for next year	8.50%	8.75%
Rate to which the cost rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2020	2017

Assumed health care cost trend rates have a significant effect on the amounts reported for our healthcare plan. A one percentage-point change in assumed healthcare cost trend rates would have the following effects (in millions):

	1-Percentage-	1-Percentage-
	Point Increase	Point Decrease

Effect on total of service and interest cost	$0.2	$(0.2)
Effect on the postretirement benefit obligation	1.6	(1.4)

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Expected future benefit payments are shown in the table below (in millions):

	Years Ended December 31,
	2011	2012	2013	2014	2015	2016- 2020

Pension benefits	$18.4	$16.9	$18.7	$17.9	$19.0	$103.6
Other benefits	1.1	1.1	1.1	1.2	1.2	7.1

We believe that by adequately diversifying the plan assets, asset returns can be optimized at an acceptable level of risk. Since equity securities have historically generated higher returns than fixed income securities and the plan is not fully funded, we believe it is appropriate to allocate more assets to equities than fixed income securities. In addition, these categories are further diversified among various asset classes including high yield and emerging markets debt, and international and emerging markets equities in order to avoid significant concentrations of risk. Our U.S. pension plan represents approximately 90%, our Canadian pension plan approximately 6%, and our United Kingdom (“U.K.”) pension plan approximately 4% of the total fair value of our plan assets as of December 31, 2010.

Our U.S. pension plans’ weighted-average asset allocations as of December 31, 2010 and 2009, by asset category, are as follows:

	Plan Assets as of December 31,
Asset Category	2010	2009

U.S. equity	33.1%	33.2%
International equity	28.5	25.8
Fixed income	36.8	36.8
Money market/cash/guaranteed investment contracts	1.6	4.2

Total	100.0%	100.0%

U.S. pension plan investments are invested within the following range targets:

Asset Category	Target

U.S. equity	36.0%
International equity	24.0%
Fixed income	38.0%
Money market/cash/guaranteed investment contracts	2.0%

Our Canadian pension plan is invested in only one asset, which is a balanced fund that maintains diversification among various asset classes, including Canadian common stocks, bonds and money market securities, U.S. equities, other international equities and fixed income investments. Our U.K. pension plan was invested in a broad mix of assets consisting of U.K., U.S. and international equities, U.K. fixed income securities, including corporate and government bonds, and bank deposits.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair values of our pension plan assets, by asset category, are as follows:

	Fair Value Measurements as of
	December 31, 2010
		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Assets Category:
Cash and cash equivalents	$3.9	$—	$—	$3.9
Commingled pools / Collective Trusts
U.S. equity(1)	—	33.7	—	33.7
International equity(2)	—	53.8	—	53.8
Fixed income(3)	—	74.0	—	74.0
Mutual funds
U.S. equity(4)	38.2	—	—	38.2
International equity(4)	6.5	—	—	6.5
Fixed income(5)	6.2	—	—	6.2
Balanced pension trust(6)
U.S. equity	—	2.1	—	2.1
International equity	—	7.4	—	7.4
Bonds	—	5.3	—	5.3
Pension fund
U.S. equity(7)	—	1.1	—	1.1
International equity(7)	—	5.7	—	5.7
Fixed income(8)	—	4.1	—	4.1
Money market instruments(9)	—	0.8	—	0.8
Guaranteed investment contracts	—	1.8	—	1.8

Total	$54.8	$189.8	$—	$244.6

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

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additional information about assets measured at Net Asset Value (“NAV”) per share (in millions):

	As of December 31, 2010
		Redemption Frequency	Redemption Notice
	Fair Value	(if currently eligible)	Period

Assets Category:
Commingled pools / Collective Trusts
U.S. equity(1)	$33.7	n/a	n/a
International equity(2)	53.8	Monthly	10 — 15 days
Fixed income(3)	74.0	Quarterly	15 days
Mutual funds
U.S. equity(4)	38.2	n/a	n/a
International equity(4)	6.5	n/a	n/a
Fixed income(5)	6.2	n/a	n/a
Balanced pension trust(6)
U.S. equity	2.1	Daily	5 days
International equity	7.4	Daily	5 days
Bonds	5.3	Daily	5 days
Pension fund
U.S. equity(7)	1.1	Daily	7 days
International equity(7)	5.7	Daily	7 days
Fixed income(8)	4.1	Daily	7 days
Money market instruments(9)	0.8	Daily	7 days

Total	$238.9

	As of December 31, 2009
		Redemption Frequency	Redemption Notice
	Fair Value	(if currently eligible)	Period

Assets Category:
Commingled pools / Collective Trusts
U.S. equity(1)	$45.5	Daily	4 days
International equity(2)	47.2	Daily, Monthly	4 — 15 days
Fixed income(3)	69.7	Quarterly	15 days
Mutual funds
U.S. equity(4)	23.0	n/a	n/a
International equity(4)	6.0	n/a	n/a
Fixed income(5)	6.0	n/a	n/a
Balanced pension trust(6)
U.S. equity	2.0	Daily	5 days
International equity	7.0	Daily	5 days
Bonds	5.1	Daily	5 days

Total	$211.5

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	This category includes investments primarily in U.S. equity securities that include large, mid and small capitalization companies.

(2)	This category includes investments primarily in Non-U.S. equity securities that include large, mid and small capitalization companies in large developed markets as well as emerging markets equities.

(3)	This category includes investments in U.S. investment grade and high yield fixed income securities, non-U.S. fixed income securities and emerging markets fixed income securities.

(4)	These funds seek capital appreciation and generally invest in common stocks of U.S. and Non-U.S. issuers. They may invest in growth stocks or value stocks.

(5)	This fund seeks to provide inflation protection. It currently invests at least 80% of its assets in inflation-indexed bonds issued by the U.S. government. It may invest in bonds of any maturity, though the fund typically maintains a dollar-weighted average maturity of 7 to 20 years.

(6)	The investment objectives of the fund are to provide long-term capital growth and income by investing primarily in a well-diversified, balanced portfolio of Canadian common stocks, bonds and money market securities. The fund also holds a portion of its assets in U.S. and non-U.S. equities.

(7)	This category includes investments in U.S. and Non-U.S. equity securities and aims to provide returns consistent with the markets in which it invests and provide broad exposure to countries around the world.

(8)	This category includes investments in U.K. government index-linked securities (index-linked gilts) that have maturity periods of 5 years or longer and investment grade corporate bonds denominated in sterling.

(9)	This fund invests in U.K. money market instruments and includes cash, bank deposits and short-term fixed interest investments.

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

See Note 20 for information about our fair value hierarchies and valuation techniques.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Comprehensive Income (Loss):

Our accumulated balances, shown net of tax for each classification of comprehensive income (loss) are as follows (in millions):

	Foreign	Pension and
	Currency	Postretirement	Derivatives
	Translation Adjustment	Liability	and Other	Total

Balance as of December 31, 2007	$118.7	(55.6)	0.5	63.6
Net change in currency translation and pension and postretirement liability during 2008	(84.9)	(55.9)	—	(140.8)
Net change associated with 2008 derivative and other transactions	—	—	(14.9)	(14.9)
Reclassification of derivative gains into earnings	—	—	(6.7)	(6.7)

Balance as of December 31, 2008	33.8	$(111.5)	$(21.1)	$(98.8)
Net change in currency translation and pension and postretirement liability during 2009	59.5	8.1	—	67.6
Net change associated with 2009 derivative and other transactions	—	—	10.7	10.7
Reclassification of derivative gains into earnings	—	—	19.7	19.7

Balance as of December 31, 2009	$93.3	$(103.4)	$9.3	$(0.8)
Net change in currency translation and pension and postretirement liability during 2010	28.2	(13.3)		14.9
Net change associated with 2010 derivative and other transactions	—	—	27.5	27.5
Reclassification of derivative gains into earnings	—	—	(11.4)	(11.4)

Balance as of December 31, 2010	$121.5	$(116.7)	$25.4	$30.2

14.	Share Repurchases:

During 2008, our Board of Directors approved a $300.0 million share repurchase plan authorizing the repurchase of shares of our common stock through open market purchases (the “2008 Plan”). Also, during 2007, our Board of Directors approved a $500.0 million share repurchase plan authorizing the repurchase of shares of our common stock through open market purchases (the “2007 Plan”).

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the share repurchase activity for years ended December 31, 2010, 2009 and 2008, by share repurchase plan and those related to share-based payments (in millions, except per share data):

	Related to			Total Share
	Share-Based			Repurchase
	Payments	2008 Plan	2007 Plan	Activity

2010 share repurchase activity:
Number of shares	0.2	3.3	—	3.5
Weighted average price per share	$44.83	$43.97	$—	$44.02
Amount Repurchased	$9.4	$144.3	$—	$153.7
2009 share repurchase activity:
Number of shares	0.2	—	—	0.2
Weighted average price per share	$30.55	$—	$—	$30.55
Amount repurchased	$5.6	$—	$—	$5.6
2008 share repurchase activity:
Number of shares	0.4	0.6	8.3	9.3
Weighted average price per share	$35.10	$24.32	$35.72	$34.95
Amount repurchased	$12.5	$14.7	$296.6	$323.8

15.	Stock-Based Compensation Plans:

Stock-Based Compensation expense is included in SG&A Expenses in the accompanying Consolidated Statements of Operations as follows (in millions):

	For the Years Ended December 31,
	2010	2009	2008

Compensation expense(1)	$15.4	$12.8	$11.8

(1)	Stock-Based Compensation expense is recorded in our Corporate and other business segment.

Excess tax benefits classified as a financing cash inflow in the accompanying Consolidated Statements of Cash Flows were as follows (in millions):

	For the Years Ended December 31,
	2010	2009	2008

Excess tax benefits	$5.3	$4.9	$11.0

Incentive Plan

Under the Lennox International Inc. 2010 Incentive Plan, as amended and restated (the “2010 Incentive Plan”), we are authorized to issue awards for 24,254,706 shares of common stock. As of December 31, 2010, awards for 20,478,607 shares of common stock had been granted, net of cancellations and repurchases. Consequently, as of December 31, 2010, there were 3,776,099 shares available for future issuance.

The 2010 Incentive Plan provides for various long-term incentive awards, which include stock options, performance share units, restricted stock units and stock appreciation rights. A description of these long-term incentive awards and related activity within each award category is provided below.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Performance Share Units

Total compensation expense for performance share units was $4.1 million, $1.8 million and $3.4 million for the years ended December 31, 2010, 2009 and 2008, respectively. The weighted-average fair value of performance share units granted during the years ended December 31, 2010, 2009 and 2008 was $44.85, $35.26 and $26.83 per share, respectively.

Under the 2010 Incentive Plan, performance share units are granted to certain employees at the discretion of the Board of Directors with a three-year performance period beginning January 1st of each year. Upon meeting the performance and vesting criteria, performance share units are converted to an equal number of shares of our common stock. Outstanding awards granted prior to 2003 vest after ten years of service at the target amount.

Performance share units vest if, at the end of the three-year performance period, at least the threshold performance level has been attained. To the extent that the payout level attained is less than 100%, the difference between 100% and the units earned and distributed will be forfeited. Eligible participants may also earn additional units of our common stock, which would increase the potential payout from 101% to 200% of the units granted, depending on LII’s performance over the three-year performance period. The payout level for shares paid during years ended December 31, 2010, 2009 and 2008 was 127.68%, 200% and 200%, respectively.

Performance share units under the 2010 Incentive Plan are classified as equity awards, with the fair value of each unit equal to the average of the high and low market price of the stock on the date of grant for units granted prior to December 2007. The fair value of units granted after December 2007 is the average of the high and low market price of the stock on the date of grant discounted by the expected dividend rate over the service period. Units are amortized to expense ratably over the service period. The compensation expense for any additional units which may be earned is estimated each reporting period based on the fair value of the stock at the date of grant. The number of units expected to be earned will be adjusted, as necessary, to reflect the actual number of units awarded.

A summary of the status of our undistributed performance share units as of December 31, 2010, and changes during the year then ended, is presented below (in millions, except per share data):

	Year Ended December 31, 2010
		Weighted-Average
		Grant Date
	Shares	Fair Value per Share

Undistributed performance share units:
Undistributed as of December 31, 2009	1.0	$28.68
Granted	0.2	44.85
Additional shares earned	—	30.85
Distributed	(0.3)	27.07
Forfeited	(0.1)	22.52

Undistributed as of December 31, 2010(1)	0.8	33.90

(1)	Undistributed performance share units as of December 31, 2010 include approximately 0.8 million units with a weighted-average grant date fair value of $33.90 per share that had not yet vested.

As of December 31, 2010, we had $12.6 million of total unrecognized compensation cost related to nonvested performance share units. Such cost is expected to be recognized over a weighted-average period of 2.4 years. Our estimated forfeiture rate for performance share units was 20.5% as of December 31, 2010.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total fair value of performance share units distributed and the resulting tax deductions to realize tax benefits were as follows (in millions):

	For the Years Ended
	December 31,
	2010	2009	2008

Fair value of performance share units distributed	$13.2	$9.6	$28.2
Realized tax benefits from tax deductions	5.0	3.7	10.7

Our practice is to issue new shares of common stock to satisfy performance share unit distributions.

Restricted Stock Units

Total compensation expense for restricted stock units was $6.6 million, $6.6 million and $4.6 million for the years ended December 31, 2010, 2009 and 2008, respectively. The weighted-average fair value of restricted stock units granted during the years ended December 31, 2010, 2009 and 2008 was $44.80, $35.09 and $27.48 per share, respectively.

Under the 2010 Incentive Plan, restricted stock units are issued to attract and retain key employees. Generally, at the end of a three-year retention period, the units will vest and be distributed in shares of our common stock to the participant.

Restricted stock units under the 2010 Incentive Plan are classified as equity awards, with the fair value of each unit equal to the average of the high and low market price of the stock on the date of grant for units granted prior to December 2007. The fair value of units granted after December 2007 is the average of the high and low market price of the stock on the date of grant discounted by the expected dividend rate over the service period. Units are amortized to compensation expense ratably over the service period.

A summary of the status of our nonvested restricted stock units as of December 31, 2010 and changes during the year then ended is presented below (in millions, except per share data):

	Year Ended December 31, 2010
		Weighted-Average
		Grant Date
	Shares	Fair Value per Share

Nonvested restricted stock units:
Nonvested as of December 31, 2009	0.7	$31.14
Granted	0.2	44.80
Vested	(0.2)	32.96
Forfeited	(0.1)	30.90

Nonvested as of December 31, 2010	0.6	34.44

As of December 31, 2010, we had $13.0 million of total unrecognized compensation cost related to nonvested restricted stock units. Such cost is expected to be recognized over a weighted-average period of 2.4 years. Our estimated forfeiture rate for restricted stock units was 16.7% as of December 31, 2010.

The total fair value of restricted stock units vested and the resulting tax deductions to realize tax benefits were as follows (in millions):

	For the Years Ended December 31,
	2010	2009	2008

Fair value of restricted stock units vested	$9.4	$8.3	$6.4
Realized tax benefits from tax deductions	3.6	3.2	2.4

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our practice is to issue new shares of common stock to satisfy restricted stock unit vestings.

Stock Appreciation Rights

Total compensation expense for stock appreciation rights was $4.7 million, $4.4 million and $3.8 million for the years ended December 31, 2010, 2009 and 2008, respectively. The weighted-average fair value of stock appreciation rights granted during the years ended December 31, 2010, 2009 and 2008 was $13.75, $10.96 and $6.84 per share, respectively.

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

The fair value of each stock appreciation right granted in 2010, 2009 and 2008 is estimated on the date of grant using the following assumptions:

	For the Years Ended
	December 31,
	2010	2009	2008

Expected dividend yield	1.46%	1.57%	2.05%
Risk-free interest rate	1.46%	1.78%	1.40%
Expected volatility	39.93%	39.81%	34.08%
Expected life (in years)	4.04	4.12	4.18

A summary of stock appreciation rights activity are as follows (in millions, except per share data):

	Years Ended December 31,
	2010		2009		2008
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
		Price per		Price per		Price per
	Shares	Share	Shares	Share	Shares	Share

Outstanding at beginning of year	2.9	$31.06	2.7	$29.59	2.2	$29.14
Granted	0.5	46.78	0.6	36.94	1.0	28.36
Exercised	(0.7)	27.20	(0.2)	28.31	(0.3)	21.68
Forfeited	(0.2)	31.97	(0.2)	30.59	(0.2)	32.68

Outstanding at end of year	2.5	$34.89	2.9	$31.06	2.7	$29.59

Exercisable at end of year	1.5	$31.81	1.6	$29.58	1.1	$28.65

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about stock appreciation rights outstanding as of December 31, 2010 (in millions, except per share data and years):

	Stock Appreciation Rights Outstanding		Stock Appreciation Rights Exercisable
	Weighted-Average		Weighted-Average
	Remaining		Remaining
Range of Exercise	Contractual Term	Aggregate Intrinsic	Contractual Life	Aggregate Intrinsic
Prices per Share	(in years)	Value	(in years)	Value

$16.76-$46.78	4	31.3	4	22.6

As of December 31, 2010, we had $10.2 million of unrecognized compensation cost related to nonvested stock appreciation rights. Such cost is expected to be recognized over a weighted-average period of 2.3 years. Our estimated forfeiture rate for stock appreciation rights was 18% as of December 31, 2010.

The total intrinsic value of stock appreciation rights exercised and the resulting tax deductions to realize tax benefits were as follows (in millions):

	For the Years Ended
	December 31,
	2010	2009	2008

Intrinsic value of stock appreciation rights exercised	$10.1	$1.5	$5.5
Realized tax benefits from tax deductions	3.9	0.6	2.1

Our practice is to issue new shares of common stock to satisfy the exercise of stock appreciation rights.

16.	Restructuring Charges:

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

Information on Total Restructuring Charges and Related Reserves

Restructuring charges incurred include the following amounts (in millions):

	For the Years Ended
	December 31,
	2010	2009	2008(1)

Manufacturing rationalizations	$11.1	$30.1	$19.7
Reorganization of distribution network	0.1	0.1	2.9
Reorganizations of corporate and business unit administrative functions	4.4	11.3	7.8

Total	$15.6	$41.5	$30.4

(1)	Restructuring charges for manufacturing rationalizations included pension curtailment charges of $0.9 million for 2008 have not been reflected in restructuring reserves as these items relate to our pension obligation. These amounts also include pension settlement charges of $0.2 million in 2008.

The components of the $15.6 million of restructuring charges recorded in 2010 are discussed in greater detail in later sections of this footnote.

In 2009, restructuring charges for manufacturing rationalizations included $9.7 million related to the consolidation of Residential Heating & Cooling manufacturing operations from Blackville, South Carolina into our operations in Orangeburg, South Carolina and Saltillo, Mexico. Manufacturing rationalizations recorded in

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2009 also included $7.8 million of charges related to the consolidation of certain Refrigeration manufacturing operations located in Parets, Spain into our existing operations in Genas, France. Restructuring charges for manufacturing rationalizations recorded in 2009 also included $7.7 million related to the consolidation of certain Commercial Heating & Cooling manufacturing operations located in Mions, France into our existing manufacturing operations in Longvic, France. Restructuring charges for manufacturing rationalizations recorded in 2009 also included $2.1 million related to the closure of our Refrigeration operations in Danville, Illinois and consolidate Danville manufacturing, support, and warehouse functions into our Tifton, Georgia and Stone Mountain, Georgia operations and $1.1 million related to the transition of production of selected Refrigeration products currently manufactured in Milperra, Australia to its sister facility in Wuxi, China.

In 2009, restructuring charges related to reorganizations of corporate and business unit selling and administrative functions included $3.9 million related to reorganization of Commercial Heating & Cooling’s selling and administrative functions in Northern Europe through a series of restructuring actions. Reorganizations of corporate and business unit selling and administrative functions in 2009 also included charges of $1.9 million related to the relocation of Residential Heating & Cooling factory-built fireplace headquarters from Orange, California to Nashville, Tennessee and the consolidation of customer and technical service departments into our existing hearth products plant in Union City, Tennessee. Restructuring charges in 2009 for corporate and business unit selling and administrative functions also included $1.9 million related to the reorganization of the management structure of our Refrigeration administrative and support functions across the globe. Restructuring charges recorded in 2009 also included $1.8 million related to the centralization of certain Service Experts administrative and support functions and $1.1 million related to the reorganization of our Commercial Heating & Cooling selling and administrative organization in the United States and Canada.

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

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restructuring reserves are included in Accrued Expenses in the accompanying Consolidated Balance Sheets. The table below details activity within the restructuring reserves for the years ended December 31, 2010 and 2009 (in millions):

	Balance as of	Charged			Balance as of
	December 31,	to	Cash	Non-Cash	December 31,
Description of Reserves	2009	Earnings	Utilization	Utilization and Other	2010

Severance and related expense	$21.1	$9.0	$(22.5)	$(1.4)	$6.2
Asset write-offs and accelerated depreciation	—	2.6	—	(2.6)	—
Equipment moves	—	0.8	(0.8)	—	—
Lease termination	0.3	0.5	(0.5)	—	0.3
Other(1)	0.8	2.7	(2.8)	—	0.7

Total restructuring reserves	$22.2	$15.6	$(26.6)	$(4.0)	$7.2

(1)	Charges classified as ‘Other’ include $1.0 million third-party services related to restructuring activities and $0.8 million of facilities clean-up and demolition costs.

	Balance as of	Charged		Non-Cash	Balance as of
	December 31,	to	Cash	Utilization and	December 31,
Description of Reserves	2008	Earnings	Utilization	Other	2009

Severance and related expense	$9.3	$27.8	$(16.0)	$—	$21.1
Asset write-offs and accelerated depreciation	—	7.7	—	(7.7)	—
Equipment moves	—	1.5	(1.4)	(0.1)	—
Lease termination	0.6	0.8	(1.1)	—	0.3
Other(1)	1.0	3.7	(4.4)	0.5	0.8

Total restructuring reserves	$10.9	$41.5	$(22.9)	$(7.3)	$22.2

(1)	Charges classified as ‘Other’ include $1.7 million of manufacturing inefficiencies, $0.8 million third-party services related to restructuring activities and $0.7 million of facilities clean-up and demolition costs.

Manufacturing Rationalization Activities

Information regarding the restructuring charges related to manufacturing rationalizations is as follows (in millions):

	Charges	Charges	Total Charges
	Incurred in	Incurred to	Expected to be
	2010	Date	Incurred

Severance and related expense	$6.0	$31.2	$31.2
Asset write-offs and accelerated depreciation	2.1	10.5	10.5
Equipment moves	0.6	2.7	3.6
Other	2.4	6.2	8.4

Total	$11.1	$50.6	$53.7

Restructuring expense for significant manufacturing rationalization activities related to the following:

•	In the third quarter of 2010, we began to exit contract coil manufacturing in our Refrigeration operations in Milperra, Australia. Total restructuring charges related to this action recorded in 2010 were $3.3 million,

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

which was composed of severance of $2.8 million and other charges of $0.5 million. This action was primarily completed during 2010.

•	In the first quarter of 2010, we began to exit OEM coil manufacturing in our Refrigeration operations in Milperra, Australia. Total restructuring charges related to this action recorded in 2010 were $5.3 million, which was composed of severance of $4.0 million, asset write-offs of $1.1 million and other charges of $0.2 million. This action was completed during 2010.

•	In the fourth quarter of 2009, we began the consolidation of certain Refrigeration manufacturing operations located in Parets, Spain into our existing operations in Genas, France. During 2010 we recorded restructuring charges totaling $1.4 million, primarily composed of equipment move costs, severance and other plant closure costs. This action was completed during 2010.

•	In the first quarter of 2009, we began the consolidation of Residential Heating & Cooling manufacturing operations from Blackville, South Carolina into our operations in Orangeburg, South Carolina and Saltillo, Mexico. Total restructuring charges recorded related to this action in 2010 were $1.4 million, primarily composed of equipment move costs, accelerated depreciation, severance and other plant closure costs. The consolidation is expected to be completed during the fourth quarter of 2011.

•	Additionally, during 2010, we reversed $0.8 million of restructuring severance charges related to the consolidation of certain Commercial Heating & Cooling manufacturing operations located in Mions, France into our existing manufacturing operations in Longvic, France to adjust estimated amounts to actual.

Reorganization of Distribution Network

In the fourth quarter of 2008, we commenced the transition of activities currently performed at our North American Parts Center in Des Moines, Iowa to other locations, including our North American Distribution Center in Marshalltown, Iowa. We incurred $0.1 million of restructuring charges, which was composed of severance, during 2010 related to this transition. To date, we have incurred $3.2 million, which was composed primarily of severance, and we expect the total cost to be $3.6 million related to this restructuring activity. The total cost of this restructuring activity will be composed of severance of $2.6 million, equipment moving costs of $0.3 million and other costs of $0.7 million. The transition is expected to be completed in the fourth quarter of 2011.

Reorganizations of Corporate and Business Unit Administrative Functions

Information regarding the restructuring charges related to the reorganization of the support and administrative functions is as follows (in millions):

	Charges	Charges	Total Charges
	Incurred in	Incurred to	Expected to be
	2010	Date	Incurred

Severance and related expense	$2.8	$23.4	$23.4
Asset write-offs and accelerated depreciation	0.6	1.4	1.4
Lease termination	0.7	2.4	2.4
Other	0.3	0.9	0.9

Total	$4.4	$28.1	$28.1

We incurred costs related to the following significant restructuring actions in our support and administrative activities:

•	In the fourth quarter of 2010, we began to reorganize the management structure of our Service Experts business. Restructuring charges recorded in 2010 related to his action, totaled $1.1 million and was primarily composed of severance. Total anticipated restructuring charges related to this action are expected to total

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$1.1 million and consist principally of severance. We anticipate that this action will be completed in the third quarter of 2011.

•	During the second quarter of 2010, we reorganized certain administrative operations of an acquired company within our Service Experts segment. Restructuring charges recorded in 2010 related to his action, totaled $1.0 million and was primarily composed of asset write-offs and lease termination costs. This action was completed during 2010.

•	In the third quarter of 2009, we initiated the relocation of Residential Heating & Cooling factory-built fireplace headquarters from Orange, California to Nashville, Tennessee and the consolidation of customer and technical service departments into our existing hearth products plant in Union City, Tennessee. As a result of this action, we recorded restructuring charges of $1.8 million during 2010, which primarily consisted of employee relocation and lease termination costs. Total restructuring charges related to this action totaled $3.8 million and consisted principally of severance, recruiting, relocation costs and lease termination costs. We completed this action during 2010.

•	During 2009 and 2008, we reorganized various administrative functions in our Commercial Heating & Cooling and Refrigeration segments. As a result of these actions, we recorded restructuring severance charges of $0.4 million during 2010. These actions were completed during 2010.

17.	Discontinued Operations:

Service Experts Discontinued Operations

A summary of net trade sales and pre-tax operating losses classified as Discontinued Operations in the accompanying Consolidated Statements of Operations are detailed below (in millions):

	For the Years Ended
	December 31,
	2010	2009	2008

Net trade sales	$0.2	$26.1	$52.5
Pre-tax operating loss(1)	(1.1)	(13.1)	(1.8)

(1)	Included in the pre-tax operating loss from discontinued operations are losses on the disposal of the assets and liabilities of the service centers sold of $0.2 million in 2010, and gains on disposal of the assets and liabilities of service centers sold of $2.3 million in 2009. Also, included in the 2009 pre-tax operating loss from discontinued operations is an impairment charge of $2.7 million related to service centers where the estimated selling price of the assets is below the net book value of those assets and a write-off of $4.0 million of goodwill related to the sale of these service centers. The pre-tax operating loss from discontinued operations in 2008 includes a provision of $4.4 million for an unfavorable judgment related to the sale of a service center in 2004 that was included in discontinued operations. This contingency was settled in 2009 for $6.1 million.

The assets and liabilities of the discontinued operations are presented as follows in the accompanying Consolidated Balance Sheets (in millions):

	For the Years
	Ended
	December 31,
	2010	2009

Assets of discontinued operations:
Other assets	$—	$3.6
Liabilities of discontinued operations:
Accrued expenses	$—	$1.3

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Earnings Per Share:

Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net income by the sum of the weighted-average number of shares and the number of equivalent shares assumed outstanding, if dilutive, under our stock-based compensation plans.

The computations of basic and diluted earnings per share for Income from Continuing Operations were as follows (in millions, except per share data):

	For the Years Ended
	December 31,
	2010	2009	2008

Net income	$116.2	$51.1	$122.8
Add: Loss (income) from discontinued operations	0.9	10.7	1.0

Income from continuing operations	$117.1	$61.8	$123.8

Weighted-average shares outstanding — basic	54.6	55.6	56.7
Effect of dilutive securities	1.2	1.0	1.6

Weighted-average shares outstanding — diluted	55.8	56.6	58.3

Earnings per share from continuing operations:
Basic	$2.14	$1.11	$2.18
Diluted	$2.10	$1.09	$2.12

Stock appreciation rights were outstanding, but not included in the diluted earnings per share calculation because the assumed exercise of such rights would have been anti-dilutive. The details are as follows:

	For the Years Ended December 31,
	2010	2009		2008

Options to purchase common stock (number of shares)	273,429		—	668,451
Price ranges per share	$46.78	$	N/A	$34.52 to $37.11

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Reportable Business Segments:

We operate in four reportable business segments of the HVACR industry. Our segments are organized primarily by the nature of the products and services provided. The table below details the nature of the operations of each reportable segment:

Segment	Product or Services	Markets Served	Geographic Areas

Residential Heating & Cooling	Heating Air Conditioning Hearth Products	Residential Replacement Residential New Construction	United States Canada
Commercial Heating & Cooling	Rooftop Products Chillers Air Handlers	Light Commercial	United States Canada Europe
Service Experts	Equipment Sales Installation Maintenance Repair	Residential Light Commercial	United States Canada
Refrigeration	Unit Coolers Condensing Units Other Commercial Refrigeration Products	Light Commercial Food Preservation and Non-Food/Industrial	United States Canada Europe Asia Pacific South America

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

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net sales and segment profit (loss) by business segment, along with a reconciliation of segment profit to Income from Continuing Operations Before Income Taxes are shown below (in millions):

	For the Years Ended December 31,
	2010	2009	2008

Net Sales
Residential Heating & Cooling	$1,417.4	$1,293.5	$1,493.4
Commercial Heating & Cooling	620.0	594.6	835.3
Service Experts	590.3	535.4	586.3
Refrigeration	550.9	512.7	618.2
Eliminations(1)	(82.2)	(88.7)	(92.1)

	$3,096.4	$2,847.5	$3,441.1

Segment Profit (Loss)(2)
Residential Heating & Cooling	$132.3	$111.7	$145.8
Commercial Heating & Cooling	69.3	49.3	93.3
Service Experts	19.3	16.6	18.5
Refrigeration	61.4	48.9	60.2
Corporate and other	(65.5)	(62.5)	(53.8)
Eliminations(1)	0.2	0.5	(0.7)

Subtotal that includes segment profit and eliminations	217.0	164.5	263.3
Reconciliation to income from continuing operations before income taxes:
Special product quality adjustments	(0.2)	18.3	—
Items in losses (gains) and other expenses, net that are excluded from segment profit(3)	11.2	(10.9)	5.2
Restructuring charges	15.6	41.5	30.4
Impairment of assets	—	6.4	9.1
Interest expense, net	12.8	8.2	14.2
Other expense, net	1.0	0.1	0.1

Income from continuing operations before income taxes	$176.6	$100.9	$204.3

(1)	Eliminations consist of intercompany sales between business segments, such as products sold to Service Experts by the Residential Heating & Cooling segment.

(2)	We define segment profit and loss as a segment’s income or loss from continuing operations before income taxes included in the accompanying Consolidated Statements of Operations: Excluding:

•	Special product quality adjustments.

•	Items within Losses (Gains) and Other Expenses, net that are noted in(3).

•	Restructuring charges.

•	Goodwill and equity method investment impairments.

•	Interest expense, net.

•	Other expense, net.

(3)	Items in Losses (Gains) and Other Expenses, net that are excluded from segment profit are net change in unrealized gains and/or losses on open future contracts, discount fee on accounts sold, realized gains and/or

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

losses on marketable securities, special legal contingency charge, and other items. For more information about Losses (Gains) and Other Expenses, net see Note 22.

Included in our Residential Heating & Cooling business segment profit for 2008 is a gain on the sale of fixed assets of $4.1 million. The gains or losses in our other business segments were immaterial for 2010, 2009 and 2008.

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

	For the Years Ended
	December 31,
	2010	2009

Total Assets
Residential Heating & Cooling	$519.8	$484.2
Commercial Heating & Cooling	252.7	238.5
Service Experts	186.2	173.1
Refrigeration	389.7	357.5
Corporate and other	354.9	297.3
Eliminations(1)	(11.3)	(10.3)

Total assets	1,692.0	1,540.3
Discontinued operations (See Note 17)	—	3.6

Total assets	$1,692.0	$1,543.9

(1)	Eliminations consist of net intercompany receivables and intercompany profit included in inventory from products sold between business segments, such as products sold to Service Experts by the Residential Heating & Cooling segment.

Total capital expenditures by business segment are shown below (in millions):

	For the Years Ended
	December 31,
	2010	2009	2008

Capital Expenditures
Residential Heating & Cooling	$19.4	$31.7	$33.2
Commercial Heating & Cooling	6.2	6.8	7.0
Service Experts	0.8	0.7	0.3
Refrigeration	6.9	7.4	7.6
Corporate and other	12.5	12.2	14.0

Total capital expenditures	$45.8	$58.8	$62.1

Excluded from capital expenditures for 2008 are capital leases of $7.4 million relating to our Residential Heating & Cooling and $14.6 million relating to our Refrigeration business segment. There were no capital leases in 2010 and 2009.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The depreciation and amortization expense by business segment are shown below (in millions):

	For the Years Ended
	December 31,
	2010	2009	2008

Depreciation and Amortization
Residential Heating & Cooling	$21.7	$22.2	$22.2
Commercial Heating & Cooling	8.0	8.0	8.2
Service Experts	2.2	1.9	1.9
Refrigeration	8.7	9.9	9.2
Corporate and other	12.9	10.9	9.1

Total depreciation and amortization	$53.5	$52.9	$50.6

The equity method investees are shown below (in millions):

	For the Years Ended
	December 31,
	2010	2009	2008

Income from Equity Method Investments
Refrigeration	$1.3	$0.5	$1.3
Corporate and other(1)	8.8	6.8	7.3

	$10.1	$7.3	$8.6

(1)	A significant portion of income for equity method investments is allocated to our Residential Heating & Cooling and Commercial Heating & Cooling segments. We allocated $5.6 million, $5.9 million, and $4.5 million to those segments in 2010, 2009 and 2008, respectively.

The following table sets forth certain financial information relating to our operations by geographic area based on the domicile of our operations (in millions):

	For the Years Ended December 31,
	2010	2009	2008

Net Sales to External Customers by Point of Shipment
United States	$2,255.4	$2,033.1	$2,429.2
Canada	336.6	327.0	363.9
International	504.4	487.4	648.0

Total net sales to external customers	$3,096.4	$2,847.5	$3,441.1

	As of December 31,
	2010	2009

Property, Plant and Equipment, net
United States	$225.5	$232.7
Mexico	33.0	30.3
Canada	6.0	6.0
International	59.8	60.6

Total property, plant and equipment, net	$324.3	$329.6

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Fair Value Measurements:

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

Fair Value Techniques

Our fair value valuation techniques are applied to all of the assets and liabilities carried at fair value. Where available, the fair values are based upon quoted prices in active markets. However, if quoted prices are not available, then the fair values are based upon quoted prices for similar assets or liabilities or independently sourced market parameters, such as credit default swap spreads, yield curves, reported trades, broker/dealer quotes, interest rates and benchmark securities. For assets and liabilities with a lack of observable market activity, if any, the fair values are based upon discounted cash flow methodologies incorporating assumptions that, in our judgment, reflect the assumptions a marketplace participant would use. To ensure that financial assets and liabilities are recorded at fair value, valuation adjustments may be required to reflect either party’s creditworthiness and ability to pay. Where appropriate, these amounts were incorporated into our valuations as of December 31, 2010 and 2009, the measurement dates.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (in millions):

Fair Value Measurements on a Recurring Basis as of
December 31, 2010
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Assets:
Investment in marketable equity securities(1)	$18.0	$—	$—	$18.0
Derivatives, net(2)	—	16.8	—	16.8

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value Measurements on a Recurring Basis as of
December 31, 2009
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Assets:
Investment in marketable equity securities(1)	$5.4	$—	$—	$5.4
Derivatives, net(2)	—	10.2	—	10.2

(1)	Investment in marketable equity securities is recorded in Other Long-Term Assets in the accompanying Consolidated Balance Sheets. See Note 6 for more information.

(2)	For more information on the recording of derivatives in the accompanying Consolidated Balance Sheets, see Note 8.

Derivatives are primarily valued using estimated future cash flows that are based directly on observed prices from exchange-traded derivatives and, therefore, have been classified as Level 2. We also take into account the counterparty’s creditworthiness, or our own creditworthiness, as appropriate.

Other Fair Value Measurements

The carrying amounts of cash and cash equivalents, accounts and notes receivable, net, accounts payable and other current liabilities approximate fair value due to the short maturities of these instruments. The fair values of each of our long-term debt instruments are based on the quoted market prices for the same issues or on the amount of future cash flows associated with each instrument using current market rates for debt instruments of similar maturities and credit risk. The estimated fair value of long-term debt (including our domestic revolving credit facility, capital lease obligations, foreign obligations and any related current maturities) was $114.6 million and $242.5 million as of December 31, 2010 and 2009, respectively. The estimated fair value of our senior unsecured notes was $203.0 million as of December 31, 2010. The fair values presented are estimates and are not necessarily indicative of amounts for which we could settle such instruments currently or indicative of our intent or ability to dispose of or liquidate them.

21.	Quarterly Financial Information (unaudited):

Financial results

The following tables provide information on net sales, gross profit, net income, earnings per share and dividends per share by quarter (in millions, except per share data):

	Net Sales		Gross Profit		Net (Loss) Income
	2010(1)	2009(2)	2010(1)	2009(2)	2010(1)	2009(2)

First Quarter	$644.1	$580.5	$174.3	$136.4	$(1.6)	$(18.1)
Second Quarter	872.1	784.0	264.7	226.2	48.3	31.7
Third Quarter	818.2	749.5	232.8	221.7	41.8	31.0
Fourth Quarter	762.0	733.5	220.0	203.8	27.7	6.5

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Basic		Diluted
	(Loss) Earnings		(Loss) Earnings
	per Common		per		Dividends per
	Share		Common Share		Common Share
	2010	2009	2010	2009	2010	2009

First Quarter	$(0.02)	$(0.33)	$(0.02)	$(0.33)	$0.15	$0.14
Second Quarter	0.88	0.57	0.86	0.56	0.15	0.14
Third Quarter	0.78	0.56	0.76	0.54	0.15	0.14
Fourth Quarter	0.52	0.12	0.51	0.11	0.15	0.14

(1)	The following unusual or infrequent pre-tax items were included in the 2010 quarterly results:

We recorded an adjustment to pension cost in the fourth quarter resulted in a reduction of pension cost by $4.1 million as compared to the prior year and by $3.5 million as compared to the third quarter.

We recorded LIFO related adjustments in the fourth quarter that increased gross profit by $2.5 million

We recorded restructuring charges throughout 2010 as follows: first quarter — $7.2 million, second quarter — $3.2 million, third quarter — $4.7 million and fourth quarter — $0.5 million.

(2)	The following unusual or infrequent pre-tax items were included in the 2009 quarterly results:

We recorded restructuring charges throughout 2009 as follows: first quarter — $11.2 million, second quarter — $4.7 million, third quarter — $11.5 million and fourth quarter — $14.1 million.

We recorded a $6.0 million impairment charge related to the abandonment of information technology assets in the fourth quarter.

We recorded expenses related to a specific product quality issue as follows: first quarter — $ —, second quarter — $4.2 million, third quarter — $0.9 million, and fourth quarter — $19.3 million.

We recorded a net gain of $3.8 million related to the sale and liquidation of a foreign business in the fourth quarter.

22.	Losses (Gains) and Other Expenses, net:

Losses (Gains) and Other Expenses, net were as follows (in millions):

	For the Years Ended
	December 31,
	2010	2009	2008

Realized losses (gains) on settled futures contracts	$(1.5)	$3.7	$0.9
Net change in unrealized (gains) losses on unsettled futures contracts	(0.6)	(7.1)	5.1
Gain on disposal of a business, net	(0.1)	(4.1)	—
Losses (gains) on disposals of fixed assets	0.1	(0.1)	(4.8)
Special legal contingency charge(1)	6.8	—	—
Acquisition expenses(2)	4.8	—	—
Foreign currency exchange losses (gains)	0.4	0.7	(3.2)
Other items, net	0.3	0.3	0.1

Losses (Gains) and Other Expenses, net	$10.2	$(6.6)	$(1.9)

(1)	For more information on the special legal contingency charge, see Note 10.

(2)	Acquisition expenses relate to an acquisition consummated subsequent to year end. For more information, see Note 24.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

23.	Supplemental Information:

Below is information about expenses included in our Statements of Operations (in millions):

	For the Years Ended
	December 31,
	2010	2009	2008

Research and development	$49.5	$48.9	$46.0
Advertising, promotions and marketing	73.5	59.5	71.1
Rent expense	64.3	64.4	64.2

Interest Expense, net

The components of Interest Expense, net were as follows (in millions):

	For the Years Ended
	December 31,
	2010	2009	2008

Interest expense, net of capitalized interest	$13.7	$9.4	$18.0
Interest income	0.9	1.2	3.8

24.	Subsequent Events (unaudited):

On January 14, 2011, we completed a transaction with The Manitowoc Company, Inc. by which we to acquired substantially all the assets of its Kysor/Warren business. Kysor/Warren is a leading manufacturer of refrigerated systems and display cases for supermarkets throughout North America. Under the terms of the agreement, the total consideration for the acquisition is $138 million, subject to a post-closing purchase price working capital adjustment.

25.	Condensed Consolidating Financial Statements

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

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed consolidating financial statements of the Company, its Guarantor Subsidiaries and Non-Guarantor Subsidiaries as of December 31, 2010 and 2009 and for the for each of the fiscal years of the three-year period ended December 31, 2010 are shown below:

Condensed Consolidating Balance Sheets
As of December 31, 2010
(In millions)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$81.1	$14.7	$64.2	$—	$160.0
Restricted cash	—	—	12.2	—	12.2
Accounts and notes receivable, net	(1,169.7)	933.3	613.2	8.0	384.8
Inventories, net	—	163.7	128.7	(6.2)	286.2
Deferred income taxes	—	27.6	12.1	(3.0)	36.7
Other assets	19.3	21.0	121.2	(94.5)	67.0

Total current assets	(1,069.3)	1,160.3	951.6	(95.7)	946.9
PROPERTY, PLANT AND EQUIPMENT, net	—	202.8	121.6	(0.1)	324.3
GOODWILL	—	50.8	225.8	(4.8)	271.8
DEFERRED INCOME TAXES	—	77.3	22.6	(12.7)	87.2
OTHER ASSETS, net	2,068.3	415.6	51.8	(2,473.9)	61.8

TOTAL ASSETS	$999.0	$1,906.8	$1,373.4	$(2,587.2)	$1,692.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$31.1	$—	$1.8	$(31.5)	$1.4
Current maturities of long-term debt	—	0.2	0.4	—	0.6
Accounts payable	8.1	133.1	131.0	1.6	273.8
Accrued expenses	6.6	262.0	115.5	(49.6)	334.5
Income taxes payable	(36.1)	30.6	28.3	(17.5)	5.3

Total current liabilities	9.7	425.9	277.0	(97.0)	615.6
LONG-TERM DEBT	300.0	5.4	139.6	(128.0)	317.0
POSTRETIREMENT BENEFITS, OTHER THAN PENSIONS	—	15.9	—	—	15.9
PENSIONS	—	77.4	10.7	—	88.1
OTHER LIABILITIES	5.8	46.8	25.9	(12.8)	65.7

Total liabilities	315.5	571.4	453.2	(237.8)	1,102.3
COMMITMENTS AND CONTINGENCIES
TOTAL STOCKHOLDERS’ EQUITY	683.5	1,335.4	920.2	(2,349.4)	589.7

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$999.0	$1,906.8	$1,373.4	$(2,587.2)	$1,692.0

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheets
As of December 31, 2009
(In millions)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$0.8	$6.6	$116.9	$—	$124.3
Accounts and notes receivable, net	(975.0)	775.1	558.3	(1.4)	357.0
Inventories, net	—	139.4	113.7	(2.9)	250.2
Deferred income taxes	—	25.4	15.8	(6.3)	34.9
Other assets	12.2	19.1	93.0	(56.8)	67.5

Total current assets	(962.0)	965.6	897.7	(67.4)	833.9
PROPERTY, PLANT AND EQUIPMENT, net	—	207.8	121.8	—	329.6
GOODWILL	—	46.7	215.4	(4.7)	257.4
DEFERRED INCOME TAXES	—	67.3	21.2	(13.9)	74.6
OTHER ASSETS, net	1,905.1	371.4	41.5	(2,269.6)	48.4

TOTAL ASSETS	$943.1	$1,658.8	$1,297.6	$(2,355.6)	$1,543.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$25.1	$—	$2.5	$(25.4)	$2.2
Current maturities of long-term debt	35.0	—	0.5	—	35.5
Accounts payable	7.9	115.4	122.7	(7.8)	238.2
Accrued expenses	5.1	192.5	154.3	(34.0)	317.9
Income taxes payable	(17.5)	(21.6)	43.2	(4.1)	—

Total current liabilities	55.6	286.3	323.2	(71.3)	593.8
LONG-TERM DEBT	176.5	98.8	117.4	(198.9)	193.8
POSTRETIREMENT BENEFITS, OTHER THAN PENSIONS	—	13.4	—	—	13.4
PENSIONS	—	56.3	10.5	(0.1)	66.7
OTHER LIABILITIES	2.6	50.9	32.9	(14.6)	71.8

Total liabilities	234.7	505.7	484.0	(284.9)	939.5
COMMITMENTS AND CONTINGENCIES
TOTAL STOCKHOLDERS’ EQUITY	708.4	1,153.1	813.6	(2,070.7)	604.4

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$943.1	$1,658.8	$1,297.6	$(2,355.6)	$1,543.9

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Operations
For the Year Ended December 31, 2010
(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

NET SALES	$—	$2,128.0	$1,220.8	$(252.4)	$3,096.4
COST OF GOODS SOLD	0.2	1,545.8	907.8	(249.2)	2,204.6

Gross profit	(0.2)	582.2	313.0	(3.2)	891.8
OPERATING EXPENSES:
Selling, general and administrative expenses	—	480.3	205.4	—	685.7
(Gains) losses and other expenses, net	(0.6)	6.5	4.3	—	10.2
Restructuring charges		5.7	9.9	—	15.6
(Income) loss from equity method investments	(138.8)	(11.8)	(10.1)	150.6	(10.1)

Operational income from continuing operations	139.2	101.5	103.5	(153.8)	190.4
INTEREST (INCOME) EXPENSE, net	12.4	(3.0)	3.4	—	12.8
OTHER EXPENSE, net	—	—	1.0	—	1.0

Income from continuing operations before income taxes	126.8	104.5	99.1	(153.8)	176.6
(BENEFIT FROM) PROVISION FOR INCOME TAXES	(4.4)	34.3	29.6	—	59.5

Income from continuing operations	131.2	70.2	69.5	(153.8)	117.1
Loss from discontinued operations	—	—	0.9	—	0.9

Net income	$131.2	$70.2	$68.6	$(153.8)	$116.2

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Year Ended December 31, 2009
(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

NET SALES	$—	$1,939.1	$1,147.1	$(238.7)	$2,847.5
COST OF GOODS SOLD	0.2	1,440.8	857.2	(238.8)	2,059.4

Gross profit	(0.2)	498.3	289.9	0.1	788.1
OPERATING EXPENSES:
Selling, general and administrative expenses	—	453.0	191.8	0.1	644.9
(Gains) losses and other expenses, net	(6.7)	(0.7)	0.8	—	(6.6)
Restructuring charges	—	16.2	25.3	—	41.5
Impairment of assets	—	—	6.4	—	6.4
(Income) loss from equity method investments	(39.1)	5.4	(7.3)	33.7	(7.3)

Operational income from continuing operations	45.6	24.4	72.9	(33.7)	109.2
INTEREST (INCOME) EXPENSE, net	(0.8)	7.2	1.9	(0.1)	8.2
OTHER EXPENSE, net	—	—	0.1	—	0.1

Income from continuing operations before income taxes	46.4	17.2	70.9	(33.6)	100.9
PROVISION FOR INCOME TAXES	0.2	6.3	32.2	0.4	39.1

Income from continuing operations	46.2	10.9	38.7	(34.0)	61.8
Loss from discontinued operations	—	—	10.7	—	10.7

Net income	$46.2	$10.9	$28.0	$(34.0)	$51.1

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Year Ended December 31, 2008
(In millions)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

NET SALES	$—	$2,193.6	$1,396.9	$(149.4)	$3,441.1
COST OF GOODS SOLD	0.2	1,589.2	1,067.0	(149.8)	2,506.6

Gross profit	(0.2)	604.4	329.9	0.4	934.5
OPERATING EXPENSES:
Selling, general and administrative expenses	—	477.0	209.9	—	686.9
Losses (gains) and other expenses, net	5.1	(5.9)	(1.0)	(0.1)	(1.9)
Restructuring charges	—	10.7	19.7	—	30.4
Impairment of assets	—	—	9.1	—	9.1
Income from equity method investments	(139.2)	(6.6)	(8.6)	145.8	(8.6)

Operational income from continuing operations	133.9	129.2	100.8	(145.3)	218.6
INTEREST EXPENSE, net	7.7	6.3	0.1	0.1	14.2
OTHER EXPENSE, net	—	—	0.1	—	0.1

Income from continuing operations before income taxes	126.2	122.9	100.6	(145.4)	204.3
(BENEFIT FROM) PROVISION FOR INCOME TAXES	(2.9)	43.6	39.6	0.2	80.5

Income from continuing operations	129.1	79.3	61.0	(145.6)	123.8
Loss from discontinued operations	—	—	1.0	—	1.0

Net income	$129.1	$79.3	$60.0	$(145.6)	$122.8

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2010
(In millions)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:	$(115.4)	315.3	$(14.1)	$—	$185.8
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the disposal of property, plant and equipment	—	0.1	0.1	—	0.2
Purchases of property, plant and equipment	—	(33.7)	(12.1)	—	(45.8)
Proceeds from sale of businesses	—	0.1	3.5	—	3.6
Acquisition of business	—	(7.2)	—	—	(7.2)
Restricted cash	—	—	(12.2)	—	(12.2)

Net cash used in investing activities	—	(40.7)	(20.7)	—	(61.4)
CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term payments, net	—	—	(0.8)	—	(0.8)
Long-term payments	(35.0)	(0.1)	(0.8)	—	(35.9)
Issuance of senior unsecured notes	199.8	—	—	—	199.8
Revolver long-term borrowings, net	(76.5)	—	—	—	(76.5)
Additional investment in affiliate	—	—	(1.0)	—	(1.0)
Proceeds from stock option exercises	3.5	—	—	—	3.5
Payments of deferred financing costs	(1.8)	—	—	—	(1.8)
Repurchases of common stock	(153.7)	—	—	—	(153.7)
Excess tax benefits related to share-based payments	5.3	—	—	—	5.3
Intercompany debt	90.8	(107.8)	17.0	—	—
Intercompany financing activity	194.6	(158.6)	(36.0)	—	—
Intercompany investments	(7.9)	—	7.9	—	—
Intercompany dividends	9.0	—	(9.0)	—	—
Cash dividends paid	(32.4)	—	—	—	(32.4)

Net cash provided by (used in) financing activities	195.7	(266.5)	(22.7)	—	(93.5)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	80.3	8.1	(57.5)	—	30.9
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	4.8	—	4.8
CASH AND CASH EQUIVALENTS, beginning of period	0.8	6.6	116.9	—	124.3

CASH AND CASH EQUIVALENTS, end of period	$81.1	$14.7	$64.2	$—	$160.0

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2009
(In millions)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:	$54.0	$87.0	$84.5	$—	$225.5
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the disposal of property, plant and equipment	—	0.2	0.4	—	0.6
Purchases of property, plant and equipment	—	(48.3)	(10.5)	—	(58.8)
Proceeds from sale of businesses	—	1.1	8.9	—	10.0
Return of investment	—	—	0.9	—	0.9
Purchases of short-term investments	—	—	(16.9)	—	(16.9)
Proceeds from sales and maturities of short-term investments	—	—	50.2	—	50.2

Net cash provided by (used in) investing activities	—	(47.0)	33.0	—	(14.0)
CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term payments, net	—	—	(4.3)	—	(4.3)
Long-term payments	—	—	(1.7)	—	(1.7)
Revolver long-term payments, net	(183.3)	—	—	—	(183.3)
Proceeds from stock option exercises	9.4	—	—	—	9.4
Repurchases of common stock	(5.6)	—	—	—	(5.6)
Excess tax benefits related to share-based payments	4.9	—	—	—	4.9
Intercompany debt	21.0	(12.5)	(8.5)	—	—
Intercompany financing activity	126.5	(24.0)	(102.5)	—	—
Intercompany dividends	5.0	—	(5.0)	—	—
Cash dividends paid	(31.1)	—	—	—	(31.1)

Net cash used in financing activities	(53.2)	(36.5)	(122.0)	—	(211.7)
DECREASE IN CASH AND CASH EQUIVALENTS	0.8	3.5	(4.5)	—	(0.2)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	2.4	—	2.4
CASH AND CASH EQUIVALENTS, beginning of period	—	3.1	119.0	—	122.1

CASH AND CASH EQUIVALENTS, end of period	$0.8	$6.6	$116.9	$—	$124.3

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2008
(In millions)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:	$5.5	$136.4	$41.3	$—	$183.2
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the disposal of property, plant and equipment	—	1.1	4.7	—	5.8
Purchases of property, plant and equipment	(1.2)	(49.3)	(11.6)	—	(62.1)
Additional investments in affiliates	—	(3.1)	(1.6)	—	(4.7)
Purchases of short-term investments	—	—	(64.2)	—	(64.2)
Proceeds from sales and maturities of short-term investments	—	—	58.7	—	58.7

Net cash used in investing activities	(1.2)	(51.3)	(14.0)	—	(66.5)
CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term borrowings, net	—	—	1.4	—	1.4
Proceeds from capital lease	—	—	15.3	—	15.3
Long-term payments	(36.3)	—	(0.1)	—	(36.4)
Revolver long-term (payments) borrowings, net	213.5	—	—	—	213.5
Proceeds from stock option exercises	19.7	—	—	—	19.7
Payments of deferred financing costs	(0.3)	—	—	—	(0.3)
Repurchases of common stock	(323.8)	—	—	—	(323.8)
Excess tax benefits related to share-based payments	11.0	—	—	—	11.0
Intercompany debt	(5.8)	9.8	(4.0)	—	—
Intercompany activity	150.0	(145.5)	(4.5)	—	—
Intercompany dividends	—	41.5	(41.5)	—	—
Cash dividends paid	(32.4)	—	—	—	(32.4)

Net cash used in financing activities	(4.4)	(94.2)	(33.4)	—	(132.0)
DECREASE IN CASH AND CASH EQUIVALENTS	(0.1)	(9.1)	(6.1)	—	(15.3)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	(8.1)	—	(8.1)
CASH AND CASH EQUIVALENTS, beginning of period	0.1	12.2	133.2	—	145.5

CASH AND CASH EQUIVALENTS, end of period	$—	$3.1	$119.0	$—	$122.1

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we carried out an evaluation, under the supervision and with the participation of our current management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2010, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

See “Management’s Report on Internal Control Over Financial Reporting” included in Item 8 “Financial Statements and Supplementary Data.”

Attestation Report of the Independent Registered Public Accounting Firm

See “Report of Independent Registered Public Accounting Firm” included in Item 8 “Financial Statements and Supplementary Data.”

Changes in Internal Control Over Financial Reporting

There were no changes during the quarter ended December 31, 2010 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information in the sections of our 2011 Proxy Statement captioned “Proposal 1: Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance” is incorporated in this Item 10 by reference. Part I, Item 1 “Business — Executive Officers of the Company” of this Annual Report on Form 10-K identifies our executive officers and is incorporated in this Item 10 by reference.

Item 11.	Executive Compensation

The sections of our 2011 Proxy Statement captioned “Executive Compensation,” “Director Compensation” and “Certain Relationships and Related Party Transactions — Compensation Committee Interlocks and Insider Participation” are incorporated in this Item 11 by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The sections of our 2011 Proxy Statement captioned “Equity Compensation Plan Information” and “Ownership of Common Stock” are incorporated in this Item 12 by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The sections of our 2011 Proxy Statement captioned “Corporate Governance — Director Independence” and “Certain Relationships and Related Party Transactions” are incorporated in this Item 13 by reference.

Item 14.	Principal Accounting Fees and Services

The section of our 2011 Proxy Statement captioned “Independent Registered Public Accountants” is incorporated in this Item 14 by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

Financial Statements

The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2010 and 2009

•	Consolidated Statements of Operations for the Years Ended December 31, 2010, 2009 and 2008

•	Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2010, 2009 and 2008

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008

•	Notes to Consolidated Financial Statements for the Years Ended December 31, 2010, 2009 and 2008

Financial Statement Schedules

The financial statement schedule included in this Annual Report on Form 10-K is Schedule II — Valuation and Qualifying Accounts and Reserves for the Years Ended December 31, 2010, 2009, and 2008 (see Schedule II immediately following the signature page of this Annual Report on Form 10-K).

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

February 18, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Todd M. Bluedorn Todd M. Bluedorn	Chief Executive Officer and Director (Principal Executive Officer)	February 18, 2011

/s/ Robert W. Hau Robert W. Hau	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 18, 2011

/s/ Roy A. Rumbough Roy A. Rumbough	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	February 18, 2011

/s/ Richard L. Thompson Richard L. Thompson	Chairman of the Board of Directors	February 18, 2011

/s/ James J. Byrne JAMES J. BYRNE	Director	February 18, 2011

/s/ Janet K. Cooper Janet K. Cooper	Director	February 18, 2011

/s/ C.L. (Jerry) Henry C.L. (Jerry) Henry	Director	February 18, 2011

/s/ John E. Major John E. Major	Director	February 18, 2011

/s/ John W. Norris, III John W. Norris, III	Director	February 18, 2011

/s/ Paul W. Schmidt Paul W. Schmidt	Director	February 18, 2011

Signature	Title	Date

/s/ Terry D. Stinson Terry D. Stinson	Director	February 18, 2011

/s/ Jeffrey D. Storey, MD Jeffrey D. Storey, MD	Director	February 18, 2011

/s/ Gregory T. Swienton Gregory T. Swienton	Director	February 18, 2011

LENNOX INTERNATIONAL INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the Years Ended December 31, 2010, 2009 and 2008
(In Millions)

		Additions
	Balance at	Charged				Balance
	Beginning	to Cost and				at end
	of Year	Expenses	Write-offs	Recoveries	Other	of Year

2008:
Allowance for doubtful accounts	$16.5	$17.0	$(15.2)	$0.6	$(1.0)	$17.9
2009:
Allowance for doubtful accounts	$17.9	$12.6	$(17.8)	$1.4	$1.5	$15.6
2010:
Allowance for doubtful accounts	$15.6	$6.3	$(9.9)	$1.2	$(0.4)	$12.8

INDEX TO EXHIBITS

Exhibit
Number		Exhibit Name

3.1		Restated Certificate of Incorporation of Lennox International Inc. (“LII”) (filed as Exhibit 3.1 to LII’s Registration Statement on Form S-1 (Registration No. 333-75725) filed on April 6, 1999 and incorporated herein by reference).
3.2		Amended and Restated Bylaws of LII (filed as Exhibit 3.1 to LII’s Current Report on Form 8-K filed on March 15, 2010 and incorporated herein by reference).
4.1		Specimen Stock Certificate for the Common Stock, par value $.01 per share, of LII (filed as Exhibit 4.1 to LII’s Amendment to Registration Statement on Form S-1/A (Registration No. 333-75725) filed on June 16, 1999 and incorporated herein by reference).
4	.2.	Indenture, dated as of May 3, 2010, between LII and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to LII’s Post-Effective Amendment No. 1 to Registration Statement on S-3 (Registration No. 333-155796) filed on May 3, 2010 and incorporated herein by reference).
4	.3.	Form of First Supplemental Indenture among LII, the guarantors party thereto and U.S. Bank National Association, as trustee (filed as Exhibit 4.2 to LII’s Post-Effective Amendment No. 1 to Registration Statement on S-3 (Registration No. 333-155796) filed on May 3, 2010 and incorporated herein by reference).
4	.4.	Form of 4.900% Notes due 2017 (filed as Exhibit 4.3 to LII’s Current Report on Form 8-K filed on May 6, 2010 and incorporated herein by reference).
10.1		Receivables Purchase Agreement dated as of November 25, 2009, by and among Lennox Industries Inc., LPAC Corp., Victory Receivables Corporation, as a Purchaser, The Bank of Tokyo-Mitsubishi UFJ, LTD, New York Branch, as a Liquidity Bank, and The Bank of Toyko-Mitsubishi UFJ, LTD, New York Branch, as Administrative Agent and the BTMU Purchaser Agent (filed as Exhibit 10.1 to LII’s Current Report on Form 8-K filed on December 2, 2009 and incorporated herein by reference).
10.2		Amendment No. 1 dated November 19, 2010, to the Receivables Purchase Agreement, dated as of November 25, 2009, with Victory Receivables Corporation, as a Purchaser, The Bank of Tokyo-Mitsubishi UFJ, LTD., New York Branch, as a Liquidity Bank, and The Bank of Tokyo-Mitsubishi UFJ, LTD., New York Branch as Administrative Agent and the BTMU Purchaser Agent (filed as Exhibit 10.1 to LII’s Current Report on Form 8-K filed on November 19, 2010 and incorporated herein by reference).
10.3		Third Amended and Restated Credit Agreement, dated October 12, 2007, among LII, Bank of America, N.A., as administrative agent, swingline lender and issuing bank, JPMorgan Chase Bank, N.A. and Wachovia Bank, National Association, as co-syndication agents, and the Lenders party thereto (filed as Exhibit 10.1 to LII’s Current Report on Form 8-K filed on October 15, 2007 and as Exhibit 10.1 to LII’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 and incorporated herein by reference).
10.4		First Amendment to Third Amended and Restated Revolving Credit Facility Agreement, dated February 22, 2010, by and among LII, Bank of America, N.A., as administrative agent, and the lenders named therein (filed as Exhibit 10.1 to LII’s Current Report on Form 8-K filed on February 22, 2010 and incorporated herein by reference).
10.5		Lease Agreement, dated as of June 22, 2006, by and between BTMU Capital Corporation, as lessor, and Lennox Procurement Company Inc., as lessee (filed as Exhibit 10.1 to LII’s Current Report on Form 8-K filed on June 28, 2006 and incorporated herein by reference).
10.6		Memorandum of Lease, Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of June 22, 2006, by and among Lennox Procurement Company Inc., BTMU Capital Corporation and Jeffrey L. Bell, as Deed of Trust Trustee, for the benefit of BTMU Capital Corporation (filed as Exhibit 10.3 to LII’s Current Report on Form 8-K filed on June 28, 2006 and incorporated herein by reference).
10.7		First Omnibus Amendment to Operative Documents, dated as of September 22, 2008, among LII, Lennox Procurement Company Inc., Lennox Industries Inc., Allied Air Enterprises Inc., Service Experts LLC, Lennox Global Ltd., BTMU Capital Corporation and Compass Bank (filed as Exhibit 10.1 to LII’s Current Report on Form 8-K filed on September 25, 2008 and incorporated herein by reference).
10.8		Subsidiary Guaranty, dated as of September 22, 2008, made by LII, Allied Air Enterprises Inc., Service Experts LLC. and Lennox Global Ltd., as guarantors, in favor of BTMU Capital Corporation and the other parties specified therein (filed as Exhibit 10.2 to LII’s Current Report on Form 8-K filed on September 25, 2008 and incorporated herein by reference).

Exhibit
Number		Exhibit Name

10	.9*	Lennox International Inc. 2010 Incentive Plan, as amended and restated (filed as Exhibit 10.1 to LII’s Current Report on Form 8-K filed on May 19, 2010 and incorporated herein by reference).
10	.10*	Form of Long-Term Incentive Award Agreement for U.S. Employees — Vice President and Above (for use under the 2010 Incentive Plan) (filed as Exhibit 10.2 to LII’s Current Report on Form 8-K filed on December 13, 2010 and incorporated herein by reference).
10	.11*	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors (for use under the 2010 Incentive Plan) (filed as Exhibit 10.1 to LII’s Current Report on Form 8-K filed on December 13, 2010 and incorporated herein by reference).
10	.12*	Amended and Restated 1998 Incentive Plan of Lennox International Inc. (filed as Exhibit 10.1 to LII’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and incorporated herein by reference).
10	.13*	Form of 2009 Long-Term Incentive Award Agreement for U.S. Employees of LII under the 1998 Incentive Plan of LII (filed as Exhibit 10.4 to LII’s Current Report on Form 8-K filed on December 17, 2008 and incorporated herein by reference).
10	.14*	Form of 2009 Long-Term Incentive Award Agreement Non-Employee Director under the 1998 Incentive Plan of LII (filed as Exhibit 10.9 to LII’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated by reference).
10	.15*	Lennox International Inc. Profit Sharing Restoration Plan, as amended and restated effective January 1, 2009 (filed as Exhibit 10.3 to LII’s Current Report on Form 8-K filed on December 17, 2008 and incorporated herein by reference).
10	.16*	Lennox International Inc. Supplemental Retirement Plan, as amended and restated effective January 1, 2009 (filed as Exhibit 10.2 to LII’s Current Report on Form 8-K filed on December 17, 2008 and incorporated herein by reference).
10	.17*	Form of Indemnification Agreement entered into between LII and certain executive officers and directors of LII (filed as Exhibit 10.15 to LII’s Registration Statement on Form S-1 (Registration No. 333-75725) filed on April 6, 1999 and incorporated herein by reference).
10	.18*	Form of Employment Agreement entered into between LII and certain executive officers of LII (filed as Exhibit 10.30 to LII’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference).
10	.19*	Form of Amendment to Employment Agreement entered into between LII and certain executive officers of LII (filed as Exhibit 10.2 to LII’s Current Report on Form 8-K filed on December 12, 2007 and incorporated herein by reference).
10	.20*	Form of Change of Control Employment Agreement entered into between LII and certain executive officers of LII (filed as Exhibit 10.1 to LII’s Current Report on Form 8-K filed on December 17, 2008 and incorporated herein by reference).
10	.21*	Lennox International Inc. Directors’ Retirement Plan (as Amended and Restated as of January 1, 2010) (filed as Exhibit 10.1 to LII’s Current Report on Form 8-K filed on December 16, 2009 and incorporated herein by reference).
10	.22*	Lennox International Inc. 2007 Long-Term Incentive Award Agreement, Non-Employee Directors, dated as of December 7, 2007 (filed as Exhibit 10.27 to LII’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference).
21.1		Subsidiaries of LII (filed herewith).
23.1		Consent of KPMG LLP (filed herewith).
31.1		Certification of the principal executive officer (filed herewith).
31.2		Certification of the principal financial officer (filed herewith).
32.1		Certification of the principal executive officer and the principal financial officer of LII pursuant to 18 U.S.C. Section 1350 (filed herewith).

Exhibit
Number	Exhibit Name

Exhibit No. (101).INS** XBRL Instance Document
Exhibit No. (101).SCH** XBRL Taxonomy Extension Schema Document
Exhibit No. (101).CAL** XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit No. (101).LAB** XBRL Taxonomy Extension Label Linkbase Document
Exhibit No. (101).PRE** XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit No. (101).DEF** XBRL Taxonomy Extension Definition Linkbase Document

*	Management contract or compensatory plan or arrangement.

**	In accordance with Regulation S-T, the XBRL-related information in Exhibit No. (101) to this Annual Report on Form 10-K shall be deemed “furnished” and not “filed.”