Form 10-Q
period 2011-03-31
LENNOX INTERNATIONAL INC
filed 2011-04-26
CIK 1069202

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

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
Yes ☐ No ☑
     As of April 21, 2011, the number of shares outstanding of the registrant’s common stock, par value $.01 per share, was 53,329,436.

LENNOX INTERNATIONAL INC.
FORM 10-Q
For the Three Months Ended March 31, 2011
INDEX

Page
Part I. Financial Information
Item 1. Financial Statements
Consolidated Balance Sheets — March 31, 2011 (Unaudited) and December 31, 2010	3
Consolidated Statements of Operations (Unaudited) — Three Months Ended March 31, 2011 and 2010	4
Consolidated Statements of Cash Flows (Unaudited) — Three Months Ended March 31, 2011 and 2010	5
Notes to Consolidated Financial Statements (Unaudited)	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3. Quantitative and Qualitative Disclosures About Market Risk	34
Item 4. Controls and Procedures	35
Part II. Other Information
Item 1. Legal Proceedings	36
Item 1A. Risk Factors	36
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	36
Item 6. Exhibits	37
EX-4.4
EX-10.1
EX-10.2
EX-10.3
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	As of	As of
	March 31,	December 31,
	2011	2010
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$55.2	$160.0
Restricted cash	10.5	12.2
Accounts and notes receivable, net of allowances of $16.4 and $12.8 in 2011 and 2010, respectively	404.6	384.8
Inventories, net	453.2	286.2
Deferred income taxes	41.2	36.7
Other assets	82.3	67.0

Total current assets	1,047.0	946.9
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $596.3 and $584.7 in 2011 and 2010, respectively	348.4	324.3
GOODWILL	321.3	271.8
DEFERRED INCOME TAXES	88.6	87.2
OTHER ASSETS, net	95.1	61.8

TOTAL ASSETS	$1,900.4	$1,692.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$2.7	$1.4
Asset securitization borrowings	50.0	—
Current maturities of long-term debt	0.4	0.6
Accounts payable	340.8	273.8
Accrued expenses	281.8	334.5
Income taxes payable	0.9	5.3

Total current liabilities	676.6	615.6
LONG-TERM DEBT	488.5	317.0
POSTRETIREMENT BENEFITS, OTHER THAN PENSIONS	15.8	15.9
PENSIONS	88.7	88.1
OTHER LIABILITIES	64.4	65.7

Total liabilities	1,334.0	1,102.3
COMMITMENTS AND CONTINGENCIES STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 200,000,000 shares authorized, 86,594,374 shares and 86,480,816 shares issued for 2011 and 2010, respectively	0.9	0.9
Additional paid-in capital	870.6	863.5
Retained earnings	625.4	642.2
Accumulated other comprehensive income	41.4	30.2
Treasury stock, at cost, 33,274,352 shares and 32,784,503 shares for 2011 and 2010, respectively	(971.9)	(947.1)

Total stockholders’ equity	566.4	589.7

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,900.4	$1,692.0

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share data)

	For the
	Three Months Ended
	March 31,
	2011	2010
NET SALES	$687.8	$644.1
COST OF GOODS SOLD	522.6	469.8

Gross profit	165.2	174.3
OPERATING EXPENSES:
Selling, general and administrative expenses	173.9	168.9
Gains and other expenses, net	(0.3)	(0.3)
Restructuring charges	1.2	7.2
Income from equity method investments	(2.6)	(2.0)

Operational (loss) income from continuing operations	(7.0)	0.5
INTEREST EXPENSE, net	4.1	2.5

Loss from continuing operations before income taxes	(11.1)	(2.0)
BENEFIT FROM INCOME TAXES	(3.9)	(0.7)

Loss from continuing operations	(7.2)	(1.3)
DISCONTINUED OPERATIONS:
Operational loss from discontinued operations	—	0.4
Benefit from income taxes	—	(0.1)

Loss from discontinued operations	—	0.3

Net loss	$(7.2)	$(1.6)

LOSS PER SHARE — BASIC AND DILUTED:
Loss from continuing operations	$(0.13)	$(0.02)
Loss from discontinued operations	—	(0.01)

Net loss	$(0.13)	$(0.03)

AVERAGE SHARES OUTSTANDING — BASIC AND DILUTED	53.6	56.0

CASH DIVIDENDS DECLARED PER SHARE	$0.18	$0.15

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2011 and 2010
(Unaudited, in millions)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7.2)	$(1.6)
Adjustments to reconcile net loss to net cash used in operating activities:
Income from equity method investments	(2.6)	(2.0)
Restructuring expenses, net of cash paid	(1.8)	(0.8)
Provision for bad debts	0.8	2.1
Unrealized loss on derivative contracts	1.2	0.1
Stock-based compensation expense	4.9	4.3
Depreciation and amortization	14.8	12.9
Deferred income taxes	(0.8)	2.2
Other items, net	1.2	9.7
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts and notes receivable	15.9	4.3
Inventories	(136.3)	(85.6)
Other current assets	(1.3)	(4.8)
Accounts payable	50.9	48.7
Accrued expenses	(60.9)	(28.7)
Income taxes payable and receivable	(25.9)	(5.7)
Other	(1.2)	4.6

Net cash used in operating activities	(148.3)	(40.3)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(8.2)	(10.7)
Proceeds from sale of property, plant and equipment	0.7	—
Proceeds from sale of businesses	—	3.2
Acquisition of business	(144.2)	(6.7)
Restricted cash	1.6	(25.1)

Net cash used in investing activities	(150.1)	(39.3)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term borrowings, net	1.2	2.1
Asset securitization borrowings, net	50.0	—
Long-term payments	(0.2)	(35.1)
Revolver long-term borrowings, net	171.5	93.0
Proceeds from stock option exercises	0.9	1.0
Repurchases of common stock	(24.7)	(39.4)
Excess tax benefits related to share-based payments	1.2	2.1
Cash dividends paid	(8.1)	(7.9)

Net cash provided by financing activities	191.8	15.8

DECREASE IN CASH AND CASH EQUIVALENTS	(106.6)	(63.8)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	1.8	2.5
CASH AND CASH EQUIVALENTS, beginning of period	160.0	124.3

CASH AND CASH EQUIVALENTS, end of period	$55.2	$63.0

Supplementary disclosures of cash flow information:
Cash paid during the year for:
Interest	$1.6	$2.7

Income taxes (net of refunds)	$21.5	$0.5

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. General:
     References in this Quarterly Report on Form 10-Q to “we,” “our,” “us,” “LII” or the “Company” refer to Lennox International Inc. and its subsidiaries, unless the context requires otherwise.
    Basis of Presentation
     The accompanying unaudited Consolidated Balance Sheet as of March 31, 2011, the accompanying unaudited Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010, and the accompanying unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010 should be read in conjunction with our audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2010. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The accompanying consolidated financial statements contain all material adjustments, consisting principally of normal recurring adjustments, necessary for a fair presentation of our financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to applicable rules and regulations, although we believe that the disclosures herein are adequate to make the information presented not misleading. The operating results for the interim periods are not necessarily indicative of the results that may be expected for a full year.
     Our fiscal year ends on December 31 and our quarters are each comprised of 13 weeks. For convenience, throughout these financial statements, the 13 weeks comprising each quarterly period are denoted by the last day of the respective calendar quarter.
    Use of Estimates
     The preparation of financial statements requires us to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the valuation of accounts receivable, inventories, goodwill, intangible assets, and other long-lived assets, contingencies, guarantee obligations, indemnifications, and assumptions used in the calculation of income taxes, pension and postretirement medical benefits, among others. These estimates and assumptions are based on management’s best estimates and judgment.
     We evaluate these estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. We believe these estimates and assumptions to be reasonable under the circumstances and adjust such estimates and assumptions when facts and circumstances dictate.
2. Inventories:
     Components of inventories are as follows (in millions):

	As of	As of
	March 31,	December 31,
	2011	2010
Finished goods	$324.9	$213.7
Work in process	17.6	6.5
Raw materials and repair parts	182.1	137.0

	524.6	357.2
Excess of current cost over last-in, first-out cost	(71.4)	(71.0)

Total inventories, net	$453.2	$286.2

3. Acquisition:
     On January 14, 2011, we acquired substantially all the assets of the Kysor/Warren business from The Manitowoc Company. Kysor/Warren is a leading manufacturer of refrigerated systems and display cases for supermarkets throughout North America and will be included in our Refrigeration Segment. The total consideration for the acquisition was $144.2 million, including post-closing purchase price working capital adjustments. In connection with this acquisition, we recorded goodwill of $43.3 million and intangible assets of $33.4 million. The intangible assets consisted of the following: trade names of $5.0 million with indefinite lives, customer relationships of $26.2 million with 11 to 12 year lives, and other intangibles of $2.2 million with lives ranging from one to eight years. We paid more than the fair value of the underlying net assets as a result of expected operational synergies. The entire $43.3 million of goodwill is expected to be deductible for tax purposes. The initial accounting for this acquisition is substantially complete with the exception of additional minor adjustments as allowed under the purchase agreement. Overall, the acquisition would not have had a significant impact on our historical results.
4. Goodwill:
     The changes in the carrying amount of goodwill for the first quarter of 2011, in total and by segment, are as follows (in millions):

	Balance at December 31,	Acquisitions/		Balance at March
	2010	(Dispositions)		31, 2011
Segment:	Goodwill	(2)	Other(3)	Goodwill
Residential Heating & Cooling	$33.7	$—	$—	$33.7
Commercial Heating & Cooling.	30.0	—	1.2	31.2
Service Experts(1)	116.6	—	3.7	120.3
Refrigeration	91.5	43.3	1.3	136.1

	$271.8	$43.3	$6.2	$321.3

(1)	Service Experts goodwill was reduced for accumulated impairment losses of $208.0 million from prior periods.

(2)	During 2011, our Refrigeration segment acquired Kysor/Warren which resulted in additional goodwill of $43.3 million.

(3)	Other consists primarily of changes in foreign currency translation rates.
     We performed our annual goodwill impairment test in the first quarter of 2011. Based on this test, our fair values exceeded the carrying values for each of our reporting units; therefore, we recognized no goodwill impairment for any of our reporting units.
5. Derivatives:
Objectives and Strategies for Using Derivative Instruments
Commodity Price Risk
     We utilize a cash flow hedging program to mitigate our exposure to volatility in the prices of metal commodities we use in our production processes. The hedging program includes the use of futures contracts, and we enter into these contracts based on our hedging strategy. We use a dollar cost averaging strategy for our hedge program. As part of this strategy, a higher percentage of commodity price exposures are hedged near term with lower percentages hedged at future dates. This strategy provides us with protection against near-term price volatility cause by market speculators and market forces, such as supply variation, while allowing us to adjust to market price movements over time. Upon entering into futures contracts, we lock in prices and are subject to derivative losses should the metal commodity prices decrease and gains should the price increase.
Interest Rate Risk
     A portion of our debt bears interest at variable interest rates and therefore, we are subject to variability in the cash paid for interest expense. In order to mitigate a portion of the risk, we use a hedging strategy to eliminate the variability of cash flows in the interest payments associated with the first $100 million of the total variable-rate debt outstanding under our revolving credit facility that is solely due to changes in the benchmark interest rate. This strategy allows us to fix a portion of our interest payments.

Foreign Currency Risk
     Foreign currency exchange rate movements create a degree of risk by affecting the U.S. dollar value of assets and liabilities arising in foreign currencies. Our objective for entering into foreign currency forward contracts is to mitigate the impact of short-term currency exchange rate movements on certain short-term intercompany transactions. In order to meet that objective, we periodically enter into foreign currency forward contracts that act as economic hedges against changes in foreign currency exchange rates. These forward contracts are not designated as hedges and generally expire during the quarter.
Cash Flow Hedges
     We include gains or losses in accumulated other comprehensive income (“AOCI”) from our commodity cash flow hedges. The gains or losses related to commodity price hedges are expected to be reclassified into earnings based on the prices of the commodities at the settlement dates. Assuming that commodity prices remain constant, $6.8 million of derivative gains are expected to be reclassified into earnings within the next 12 months. Commodity futures contracts that are designated as cash flow hedges and are in place as of March 31, 2011 are scheduled to mature through July 2012.
     We also include gains or losses in AOCI from our $100 million pay-fixed, receive-variable interest rate swap with a financial institution at a fixed interest rate of 2.66%. The variable portion of the interest rate swap is tied to the 1-Month LIBOR (the benchmark interest rate). The interest rates under both the interest rate swap and the underlying debt are reset, the swap is settled with the counterparty, and interest is paid, on a monthly basis. Assuming that the interest rate environment remains constant, $1.4 million of derivative losses are expected to be reclassified into earnings within the next 12 months. The interest rate swap expires October 12, 2012.
     We recorded the following amounts related to our cash flow hedges (in millions):

	As of	As of
	March 31,	December 31,
	2011	2010
Commodity Price Hedges:
Gains included in AOCI, net of tax	$(6.9)	$(11.7)
Provision for income taxes	3.9	6.7
Interest Rate Swap:
Losses included in AOCI, net of tax	$2.0	$2.3
Benefit from income taxes	(1.1)	(1.3)
     We had the following outstanding commodity futures contracts designated as cash flow hedges (in millions):

	As of	As of
	March 31,	December 31,
	2011	2010
	(pounds)	(pounds)
Copper	20.1	18.5
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

	As of	As of
	March 31,	December 31,
	2011	2010
	(pounds)	(pounds)
Copper	1.7	1.4
Aluminum	2.3	1.4
     We had the following outstanding foreign currency forward contracts not designated as cash flow hedges (in millions):

	As of	As of
	March 31,	December 31,
	2011	2010
Notional amounts:
Brazilian Real	5.6	5.6
Mexican Peso	119.0	138.0
Euros	15.6	15.6
British Pounds	2.0	2.0
Information About the Location and Amounts of Derivative Instruments
     The following table provides the location and amounts of derivative fair values in the Consolidated Balance Sheets and derivative gains and losses in the Consolidated Statements of Operations (in millions):

	Fair Values of Derivative Instruments(1)
	Derivatives Designated as		Derivatives Not Designated as
	Hedging Instruments		Hedging Instruments
	As of March 31,	As of December 31,	As of March 31,	As of December 31,
	2011	2010	2011	2010
Current Assets:
Other Assets
Commodity futures contracts	$10.9	$17.4	$0.9	$1.4
Foreign currency forward contracts	—	—	—	0.2

Non-Current Assets:
Other Assets, net
Commodity futures contracts	0.2	1.3	—	0.1

Total Assets	$11.1	$18.7	$0.9	$1.7

Current Liabilities:
Accrued Expenses
Interest rate swap	$2.2	$2.2	$—	$—
Foreign currency forward contracts	—	—	0.3	—

Non-Current Liabilities:
Other Liabilities
Interest rate swap	0.9	1.4	—	—

Total Liabilities	$3.1	$3.6	$0.3	$—

(1)	All our derivative instruments are classified as Level 2 within the fair value hierarchy. For more information on other fair value measurements, see Note 15.

	For the Three Months
	Ended March 31,
	2011	2010
Amount of Loss or (Gain) Reclassified from AOCI into Income (Effective Portion):
Commodity futures contracts(1)	$(5.2)	$(2.9)
Interest rate swap(2)	0.6	0.6

	$(4.6)	$(2.3)

	For the Three Months
	Ended March 31,
	2011	2010
Amount of (Gain) or Loss Recognized in Income on Derivatives:
Commodity futures contracts(3)	$0.1	$(0.3)
Foreign currency forward contracts(3)	0.9	(0.7)

	$1.0	$(1.0)

(1)	The loss (gain) is recorded in Cost of Goods Sold in the accompanying Consolidated Statements of Operations.

(2)	The loss (gain) is recorded in Interest Expense, net in the accompanying Consolidated Statements of Operations.

(3)	The loss (gain) is recorded in Gains and Other Expenses, net in the accompanying Consolidated Statements of Operations.
6. Income Taxes:
     As of March 31, 2011, we had approximately $1.1 million in total gross unrecognized tax benefits. Of this amount, $0.7 million (net of federal benefit on state issues), if recognized, would be recorded through the Consolidated Statement of Operations. As of March 31, 2011, we recognized $0.1 million (net of federal tax benefits) in interest and penalties in income tax expense in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740.
     We are currently under examination for our U.S. federal income taxes for 2011, 2010, 2009 and 2008 and are subject to examination by numerous other taxing authorities in the U.S. and in jurisdictions such as Australia, Belgium, France, Canada, and Germany. We are generally no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by taxing authorities for years before 2005.
     Since January 1, 2011, numerous states including Arizona and Illinois have enacted legislation effective for tax years beginning on or after January 1, 2011, including changes to rates and changes to apportionment methods. We believe any adjustments will be immaterial.
7. Commitments and Contingencies:
     We are subject to contingencies that arise in the normal course of business, including product warranties and other product related contingencies, pending litigation, environmental matters and other guarantees or claims.
     We use a combination of third-party insurance and self-insurance plans (large deductible or captive) to provide protection against claims relating to contingencies such as workers’ compensation, general liability, product liability, property damage, aviation liability, directors’ and officers’ liability, auto liability, physical damage and other exposures. Self-insurance expense and liabilities are actuarially determined based on our historical claims information, as well as industry factors and trends and because we have a captive insurance company, we are required to maintain specified levels of liquid assets from which we must pay claims. The majority of our self-insured risks (excluding auto liability and physical damage) will be paid over an extended period of time. There have been no material changes since our latest fiscal year-end. We also maintain third-party insurance coverage for risks not retained within our large deductible or captive insurance plans. The self-insurance liabilities recorded in Accrued expenses in the accompanying Consolidated Balance Sheets were $64.8 million and $61.3 million as of March 31, 2011 and December 31, 2010, respectively.
Product Warranties and Product Related Contingencies
     Total liabilities for estimated warranty are included in the following captions on the accompanying Consolidated Balance Sheets (in millions):

	As of	As of
	March 31,	December 31,
	2011	2010
Accrued expenses	$32.8	$31.2
Other liabilities	43.5	44.3

	$76.3	$75.5

     The changes in the total warranty liabilities for the first quarter of 2011 were as follows (in millions):

Total warranty liability as of December 31, 2010	$75.5
Payments made in 2011	(6.5)
Changes resulting from issuance of new warranties	5.6
Changes in estimates associated with pre-existing liabilities	0.2
Changes in foreign currency translation rates and other	1.5

Total warranty liability as of March 31, 2011	$76.3

          At the end of each accounting period, we evaluate our warranty liabilities and during the second quarter of each year, we perform a complete reevaluation of our heating, ventilation and air conditioning (“HVAC”) warranty liabilities.
     We incur the risk of liability claims for the installation and service of heating and air conditioning products, and we maintain liabilities for those claims that we self-insure. We are involved in various claims and lawsuits related to our products. Our product liability insurance policies have limits that, if exceeded, may result in substantial costs that could have an adverse effect on our results of operations. In addition, warranty claims are not covered by our product liability insurance and certain product liability claims also may not be covered by our product liability insurance. There have been no material changes in the circumstances since our latest fiscal year-end.
     We may also incur costs related to our products that may not be covered under our warranties and are not covered by insurance, and we may, from time to time, repair or replace installed products experiencing quality issues in order to satisfy our customers and to protect our brand. These product quality issues may be caused by vendor-supplied components that fail to meet required specifications.
     In addition to normal product warranty, we have identified a product quality issue in a heating and cooling product line produced in 2006 and 2007 that we believe results from a vendor-supplied materials quality issue. The expense for this product quality issue, and the related liability, is not included in the tables related to our estimated warranty liabilities. The expense related to this product quality issue was classified in Cost of Goods Sold in the Consolidated Statements of Operations and the related liability is included in Accrued Expenses in the accompanying Consolidated Balance Sheets. We may incur additional charges in the future as more information becomes available. The changes in the accrued product quality issue for the first quarter of 2011 were as follows (in millions):

Total accrued product quality issue as of December 31, 2010	$16.0
Product quality claims	(2.0)

Total accrued product quality issue as of March 31, 2011	$14.0

     We estimate the costs to settle pending litigation based on experience involving similar claims and specific facts known. We do not believe that any current or pending or threatened litigation will have a material adverse effect on our financial position. Litigation and arbitration, however, involve uncertainties and it is possible that the eventual outcome of litigation could adversely affect our results of operations for a particular period. We are the defendant in a class action lawsuit related to certain hearth products we produced and sold that claims such products are hazardous and that consumers were not adequately warned. On August, 23, 2010, the Company and plaintiffs entered into a binding Memorandum of Understanding (“MOU”) and reached tentative terms for settlement of the case. At the parties’ request, the court stayed the lawsuit shortly after the MOU was signed. On January 11, 2011, the court granted preliminary approval of the settlement. The court set June 2, 2011 as the date for the final approval hearing. We had $9.3 million in expenses to date related to this matter with no additional charges during the first quarter of 2011.
     Our obligations under the Lake Park Lease are secured by a pledge of our interest in the leased property and are also guaranteed by us and certain of our subsidiaries. The Lake Park Lease, as amended, contains restrictive covenants that are consistent with those of our domestic revolving credit facility. We were in compliance with these financial covenants as of March 31, 2011.
8. Lines of Credit and Financing Arrangements:
     The following tables summarize our outstanding debt obligations and the classification in the accompanying Consolidated Balance Sheets (in millions):

	As of March 31,	As of December 31,
	2011	2010

Short-Term Debt:
Foreign obligations	$2.7	$1.4
Asset securitization	50.0	—

Total short-term debt	$52.7	$1.4

Current maturities of long-term debt:	$0.4	$0.6

Long-Term Debt:
Capital lease obligations	17.0	17.0
Domestic revolving credit facility	271.5	100.0
Senior unsecured notes	200.0	200.0

Total long-term debt	$488.5	$317.0

Total debt	$541.6	$319.0

Short-Term Debt
Foreign Obligations
     Through several of our foreign subsidiaries, we have $10.9 million in committed combined foreign facilities to assist in financing seasonal borrowing needs for our foreign locations. We had $10.9 million and $10.1 million of available capacity as of March 31, 2011 and December 31, 2010, respectively. Our foreign obligations of $2.7 million represented borrowings under non-committed facilities.
Asset Securitization
     Under a revolving period asset securitization arrangement (“ASA”), we are eligible to sell beneficial interests in a portion of our trade accounts receivable to participating financial institutions for cash. The arrangement is subject to renewal and contains a provision whereby we retained the right to repurchase all of the outstanding beneficial interests transferred. Our continued involvement with the transferred assets includes servicing, collection and administration of the transferred beneficial interests. The sale of the beneficial interests in our trade accounts receivable are reflected as secured borrowings in the accompanying Consolidated Balance Sheets and proceeds received are included in cash flows from financing activities in the accompanying Consolidated Statements of Cash Flows. The ASA provides for a maximum securitization amount of $100.0 million or 100% of the net pool balance as defined by the ASA. However, eligibility for securitization is limited based on the amount and quality of the qualifying accounts receivable and is calculated monthly. The beneficial interest sold cannot exceed the maximum amount even if our qualifying accounts receivable is greater than the maximum amount at any point in time. In the first quarter of 2011, we sold a beneficial interest in $50.0 million of our trade accounts receivable under the ASA. Because the ASA matures in November 2011, we classified the related debt as short-term on the Consolidated Balance Sheet. The eligible amounts available and beneficial interests sold were as follows (in millions):

	As of	As of
	March 31,	December 31,
	2011	2010
Eligible amount available under the ASA on qualified accounts receivable	$94.0	$100.0
Beneficial interest sold	50.0	—

Remaining amount available	$44.0	$100.0

    Under the ASA, we pay certain discount fees to use the program and have the facility available to us. These fees relate to both the used and unused portions of the securitization. The used fee is based on the beneficial interest sold and calculated on the average floating commercial paper rate determined by the purchaser of the beneficial interest, plus a program fee of 0.75%. The rate as of March 31, 2011 and December 31, 2010 was 1.06% for both periods. The unused fee is based on 102% of the maximum available amount less the beneficial interest sold and calculated at a 0.375% fixed rate throughout the term of the agreement. We recorded these fees in Selling, General and Administrative Expenses in the accompanying Consolidated Statements of Operations. The amounts recorded were as follows (in millions):

	For the Three Months Ended
	March 31,
	2011	2010
Discount fees	$0.1	$0.1
     The ASA contains certain restrictive covenants relating to the quality of our accounts receivable and cross-default provisions with our domestic revolving credit facility and senior unsecured notes. The administrative agent under the ASA is also a participant in our domestic revolving credit facility. The participating financial institution has an investment grade credit rating. We continue to evaluate its credit rating and have no reason to believe it will not perform under the ASA. As of March 31, 2011, we were in compliance with all covenant requirements.
Long-Term Debt
Domestic Revolving Credit Facility
     Under the $650 million domestic revolving credit facility, we had outstanding borrowings of $271.5 million and $69.5 million committed to standby letters of credit as of March 31, 2011. Subject to covenant limitations, $309.0 million was available for future borrowings. Included in this facility is a subfacility for swingline loans of up to $50 million and provides for the issuance of letters of credit for the full amount of the credit facility. The subfacility is fully drawn and is included in our outstanding borrowings. This domestic revolving credit facility matures in October 2012.
     Our weighted average borrowing rate on the facility was as follows:

	As of March 31,	As of December 31,
	2011	2010
Weighted average borrowing rate	1.05%	0.96%
     Our domestic revolving credit facility contains financial covenants relating to leverage and interest coverage. Other covenants contained in the domestic revolving credit facility restrict, among other things, mergers, asset dispositions, guarantees, debt, liens, acquisitions, investments, affiliate transactions and our ability to make restricted payments. The financial covenants require us to maintain a defined Consolidated Indebtedness to Adjusted EBITDA Ratio and a Cash Flow (defined as EBITDA minus capital expenditures) to Net Interest Expense Ratio. The required ratios under our domestic revolving credit facility as of March 31, 2011 are detailed below:

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
     If any event of default occurs and is continuing, lenders with a majority of the aggregate commitments may require the administrative agent to terminate our right to borrow under our domestic revolving credit facility and accelerate amounts due under our domestic revolving credit facility (except for a bankruptcy event of default, in which case such amounts will automatically become due and payable and the lenders’ commitments will automatically terminate). As of March 31, 2011, we were in compliance with all covenant requirements.
Senior Unsecured Notes

     We issued $200.0 million of senior unsecured notes in May 2010 through a public offering. Interest is paid semiannually on May 15 and November 15 at a fixed interest rate of 4.90% per annum. These notes mature on May 15, 2017.
     The notes are guaranteed, on a senior unsecured basis, by each of our domestic subsidiaries that guarantee payment by us of any indebtedness under our domestic revolving credit facility. The indenture governing the notes contains covenants that, among other things, limit our ability and the ability of the subsidiary guarantors to: create or incur certain liens; enter into certain sale and leaseback transactions; enter into certain mergers, consolidations and transfers of substantially all of our assets; and transfer certain properties. The indenture also contains a cross default provision which is triggered if we default on other debt of at least $75 million in principal which is then accelerated, and such acceleration is not rescinded within 30 days of the notice date. As of March 31, 2011, we were in compliance with all covenant requirements and these covenants have not changed from December 31, 2010.
Credit Rating
     At March 31, 2011, our senior credit ratings were Baa3, with a stable outlook, and BBB-, with a stable outlook by Moody’s and Standard & Poor’s Rating Group (“S&P”), respectively.
Other Financing Arrangements
     In the first quarter 2010, our captive insurance subsidiary entered into an agreement in which cash was placed into a trust for the benefit of a third-party insurance provider. The purpose of the trust is to pay workers compensation claims for policy years 2003 — 2009 until the liabilities are fully extinguished. These policies were written by the third-party insurance provider, and then reinsured by our captive insurance subsidiary. As of March 31, 2011 and December 31, 2010, we had $10.5 million and $12.2 million in Restricted Cash on the accompanying Consolidated Balance Sheets to pay these claims.
9. Pension and Postretirement Benefit Plans:
     The components of net periodic benefit cost were as follows (in millions):

	For the Three Months Ended March 31,
	2011	2010	2011	2010
	Pension Benefits		Other Benefits
Service cost	$1.4	$1.2	$0.2	$0.2
Interest cost	4.5	4.4	0.2	0.2
Expected return on plan assets	(4.8)	(4.8)	—	—
Amortization of prior service cost	0.1	0.1	(0.5)	(0.5)
Amortization of net loss	1.7	2.2	0.3	0.3
Settlements or curtailments	1.5	—	—	—

Total net periodic pension cost	$4.4	$3.1	$0.2	$0.2

10. Comprehensive Income:
     The changes in the components of other comprehensive income, net of taxes, were as follows (in millions):

	For the Three Months Ended
	March 31,
	2011	2010
Net loss	$(7.2)	$(1.6)
Foreign currency translation adjustments, net	16.2	8.4
Derivatives, net of tax benefit of $2.6 and $0.1 in 2011 and 2010, respectively	(5.0)	(0.5)

Comprehensive income	$4.0	$6.3

11. Stock-Based Compensation:
     The Lennox International Inc. 2010 Incentive Plan, as amended and restated provides for various long-term incentive awards, which include stock options, performance share units, restricted stock units and stock appreciation rights. Net stock-based compensation expense recognized was as follows (in millions):

	For the Three Months Ended
	March 31,
	2011	2010
Net stock-based compensation expense	$4.9	$4.3

     These expenses are included in Selling, General and Administrative Expenses in the accompanying Consolidated Statements of Operations.
12. Restructuring Charges:
     As part of our strategic priorities of manufacturing and sourcing excellence and expense reduction, we initiated various manufacturing rationalization actions designed to lower our cost structure. We expanded these expense reductions across the organization by initiating a number of activities to rationalize and reorganize various support and administrative functions. Restructuring charges are not included in our calculation of segment (loss) profit, see Note 14 for further discussion. Detailed below are the restructuring activities that we anticipate incurring additional expense in 2011.
2010 Plans
Refrigeration
     We began to exit certain Refrigeration manufacturing operations in Milperra, Australia in 2010, specifically our contract coil and OEM coil manufacturing. In the first quarter of 2010, we began to exit the OEM coil manufacturing with total restructuring charges of $5.8 million composed of $4.4 million in severance, $1.2 million in asset impairment charges, and $0.2 million in other charges. This activity was substantially complete in 2010. We initiated the restructuring activities related to exiting contract coil manufacturing in the third quarter of 2010. The total restructuring charges related to this activity were $4.2 million composed of $3.1 million in severance, $0.4 million in asset impairment and accelerated depreciation, and $0.7 million in other charges. In the first quarter of 2011, we recognized $0.5 million in other plant closure costs related to these restructuring activities.
Service Experts
     We began to reorganize certain administrative functions and the management structure of our Service Experts business in 2010. We initiated two actions in 2010. The first action, started in the second quarter of 2010, was to reorganize the administrative operations of an acquired company. This project was completed in 2010. The second action, initiated in the fourth quarter of 2010, was to reorganize the management structure of our Service Experts business. Expected restructuring charges for this project are $1.5 million and consist principally of severance charges. We anticipate this action to complete in the third quarter of 2011. We recognized $0.3 million in lease termination and other costs in the first quarter of 2011.
2009 and Prior Plans
Refrigeration
     In the fourth quarter of 2009, we began to consolidate certain Refrigeration manufacturing operations located in Parets, Spain into our existing operations in Genas, France. This activity had total restructuring charges of $8.5 million, consisting of $6.1 million in severance, $1.2 million in asset impairment and equipment moves, and $1.1 million in other charges, and was substantially complete by the fourth quarter of 2010.
Commercial Heating & Cooling
     We completed the consolidation of certain manufacturing operations from Mions, France into our Longvic, France operations in the first quarter of 2010. This activity had total restructuring charges of $6.3 million which consist primarily of severance charges. We reversed $0.1 million in severance charges in the first quarter of 2011 to adjust estimated charges to actual. Additionally, included in our 2009 and Prior Plans was a reorganization of various administration functions for the Commercial Heating & Cooling Segment.
Residential Heating & Cooling

     Included in our 2009 and Prior Plans was a consolidation of our manufacturing operations from Blackville, South Carolina into our Orangeburg, South Carolina and Saltillo, Mexico operations. The consolidation is expected to be complete by the fourth quarter of 2011 with expected total restructuring charges of $14.2 million. These charges consist of $3.1 million in severance, $6.0 million in asset impairment and accelerated depreciation, and $5.2 million in other costs. We recognized $0.3 million in restructuring charges in the first quarter of 2011 related to other plant closure costs.
Regional Distribution Network
     In the fourth quarter of 2008, we commenced the transition of activities performed at our North American Parts Center in Des Moines, Iowa to other locations, including our North American Distribution Center in Marshalltown, Iowa. To date, we incurred $3.2 million, primarily severance costs, and we expect the total cost to be $3.6 million. The total costs of this project include $2.7 million in severance costs, $0.3 million in moving costs, and $0.3 million in other costs. The transition is expected to complete by the fourth quarter of 2011.
     Total Restructuring
     Information regarding the restructuring charges for all plans is as follows (in millions):

			Total
	Charges	Charges	Charges
	Incurred in	Incurred to	Expected to
	2011	Date	be Incurred
Severance and related expense	$0.1	$50.6	$51.0
Asset write-offs and accelerated depreciation	—	11.1	11.1
Equipment moves	—	1.2	2.1
Lease termination	—	2.5	2.5
Other	1.1	5.9	8.5

Total	$1.2	$71.3	$75.2

     Information regarding the restructuring charges by segment is as follows (in millions):

			Total
	Charges	Charges	Charges
	Incurred in	Incurred to	Expected to
	2011	Date	be Incurred
Residential Heating & Cooling	$0.3	$16.0	$18.9
Commercial Heating & Cooling	—	10.4	10.6
Service Experts	0.3	3.6	3.6
Refrigeration	0.6	29.8	30.6
Corporate & Other	—	11.5	11.5

Total	$1.2	$71.3	$75.2

     Restructuring reserves are included in Accrued Expenses in the accompanying Consolidated Balance Sheets. The table below details activity within the restructuring reserves for the first quarter of 2011 (in millions):

	Balance as of	Charged		Non-Cash	Balance as of
	December 31,	to	Cash	Utilization and	March 31,
Description of Reserves	2010	Earnings	Utilization	Other	2011
Severance and related expense	$6.2	$0.2	$(2.0)	$0.1	$4.5
Asset write-offs and accelerated depreciation	—	—		—	—
Equipment moves	—	0.1	(0.1)	—	—
Lease termination	0.3	—	—	—	0.3
Other	0.7	0.9	(0.9)	0.1	0.8

Total restructuring reserves	$7.2	$1.2	$(3.0)	$0.2	$5.6

13. Loss Per Share:
     Due to the net losses recorded in the first quarters of 2011 and 2010, both basic and diluted net loss per share are computed by dividing net loss by the weighted-average number of common shares outstanding during the period.

     The computations of basic and diluted loss per share for Loss from Continuing Operations were as follows (in millions, except per share data):

	For the Three Months Ended
	March 31,
	2011	2010
Net loss	$(7.2)	$(1.6)
Add: Loss from discontinued operations	—	0.3

Loss from continuing operations	$(7.2)	$(1.3)

Weighted-average shares outstanding — basic and diluted	53.6	56.0

Loss per share from continuing operations — basic and diluted	$(0.13)	$(0.02)

     Not included in the 2011 and 2010 computations of diluted loss per share were 1,128,847 and 1,274,529 shares, respectively, of potentially dilutive securities, including stock options, stock appreciation rights, restricted stock units and performance share units as these shares would be anti-dilutive. These shares were anti-dilutive due to the loss position in both periods.
     Additionally, stock appreciation rights were outstanding, but not included in the diluted loss per share calculation because the assumed exercise of such rights would be anti-dilutive. The details are as follows:

	For the Three Months Ended
	March 31,
	2011	2010
Number of shares	464,314	555,628
Price per share	$46.78	$36.94
14. Reportable Business Segments:
     We operate in four reportable business segments of the heating, ventilation, air conditioning and refrigeration (“HVACR”) industry. Our segments are organized primarily by the nature of the products and services provided. The table below details the nature of the operations for each reportable segment:

Segment	Product or Services	Markets Served	Geographic Areas
Residential Heating & Cooling	Heating Air Conditioning Hearth Products	Residential Replacement Residential New Construction	United States Canada

Commercial Heating & Cooling	Rooftop Products Chillers Air Handlers	Light Commercial	United States Canada Europe

Service Experts	Equipment Sales Installation Maintenance Repair	Residential Light Commercial	United States Canada

Refrigeration	Unit Coolers Condensing Units Other Commercial Refrigeration Products Display Cases and Systems	Light Commercial Food Preservation and Non-Food/Industrial	United States Canada Europe Asia Pacific South America
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
     We use segment profit or loss as the primary measure of profitability to evaluate operating performance and to allocate capital resources. We define segment profit or loss as a segment’s income or loss from continuing operations before income taxes included in the accompanying Consolidated Statements of Operations:

Excluding:
•	Gains and/or losses and other expenses, net except for gains and/or losses on the sale of fixed assets

•	Restructuring charges

•	Goodwill and equity method investment impairments

•	Interest expense, net

•	Other expense, net
Less amounts included in Gains and Other Expenses, net:
•	Realized gains and/or losses on settled futures contracts

•	Foreign currency exchange gains and/or losses
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
     Net sales and segment (loss) profit by business segment, along with a reconciliation of segment (loss) profit to Loss from Continuing Operations Before Income Taxes are shown below (in millions):

	For the Three Months
	Ended March, 31
	2011	2010
Net Sales
Residential Heating & Cooling	$272.0	$284.2
Commercial Heating & Cooling	138.8	119.7
Service Experts	116.5	127.1
Refrigeration	175.1	131.4
Eliminations (1)	(14.6)	(18.3)

	$687.8	$644.1

Segment (Loss)Profit(2)
Residential Heating & Cooling	$(1.2)	$7.1
Commercial Heating & Cooling	5.9	3.4
Service Experts	(8.2)	(4.6)
Refrigeration	13.5	14.9
Corporate and other	(14.5)	(13.2)
Eliminations (1)	(0.4)	0.2

Subtotal that includes segment (loss) profit and eliminations	(4.9)	7.8
Reconciliation to loss from continuing operations before income taxes:
Items in gains and other expenses, net that are excluded from segment (loss) profit (3)	0.9	0.1
Restructuring charges	1.2	7.2
Interest expense, net	4.1	2.5

Loss from continuing operations before income taxes	$(11.1)	$(2.0)

(1)	Eliminations consist of intercompany sales between business segments, such as products sold to Service Experts by the Residential Heating & Cooling segment.

(2)	The Company defines segment profit and loss as a segment’s income or loss from continuing operations before income taxes included in the accompanying Consolidated Statements of Operations:

Excluding:
•	Special product quality adjustments.

•	Items within Gains and/or losses and other expenses, net that are noted in (3).

•	Restructuring charges.

•	Goodwill and equity method investment impairments.

•	Interest expense, net.

•	Other expense, net.

(3)	Items in Gains and/or losses and other expenses, net that are excluded from segment profit or loss are net change in unrealized gains and/or losses on open future contracts, discount fee on accounts sold, realized gains and/or losses on marketable securities, special legal contingency charge, and other items.
     Total assets by business segment are shown below (in millions). The assets in the Corporate segment are primarily comprised of cash and deferred tax assets. Assets recorded in the operating segments represent those assets directly associated with those segments.

	As of	As of
	March 31,	December 31,
	2011	2010
Total Assets
Residential Heating & Cooling	$606.4	$519.8
Commercial Heating & Cooling	270.5	252.7
Service Experts	184.1	186.2
Refrigeration (2)	577.2	389.7
Corporate and other	271.1	354.9
Eliminations (1)	(8.9)	(11.3)

Total assets	$1,900.4	$1,692.0

(1)	Eliminations consist of net intercompany receivables and intercompany profit included in inventory from products sold between business segments, such as products sold to Service Experts by the Residential Heating & Cooling segment.

(2)	The increase in Total assets for the Refrigeration segment is primarily related to the Kysor/Warren acquisition. See Note 3 for more information on this acquisition.
15. Fair Value Measurements:
Assets and Liabilities Measured at Fair Value on a Recurring Basis
     The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (in millions):

	Quoted Prices in Active Markets for
	Identical Assets (Level 1)
	As of March 31,	As of December 31,
	2011	2010
Assets:
Investment in marketable equity securities (1)	$17.0	$18.0

(1)	Investment in marketable equity securities is recorded in Other Assets, net in the accompanying Consolidated Balance Sheets.
Other Fair Value Measurements
     The carrying amounts of cash and cash equivalents, accounts and notes receivable, net, accounts payable and other current liabilities approximate fair value due to the short maturities of these instruments. The fair values of each of our long-term debt instruments are based on the quoted market prices for the same issues or on the amount of future cash flows associated with each instrument using current market rates for debt instruments of similar maturities and credit risk. The fair values presented are estimates and are not necessarily indicative of amounts for which we could settle such instruments currently or indicative of our intent or ability to dispose of or liquidate them. The estimated fair value of our debt was as follows (in millions):

	As of March 31,	As of December 31,
	2011	2010
Long-term debt (1)	$283.4	$114.6
Senior unsecured notes	210.7	203.0

(1)	Long-term debt includes our domestic revolving credit facility, capital lease obligations, foreign obligations and any related current maturities.
16. Condensed Consolidating Financial Statements
     The Company’s senior unsecured notes are unconditionally guaranteed by certain of the Company’s subsidiaries (the “Guarantor Subsidiaries”) while they are not by other subsidiaries (the “Non-Guarantor Subsidiaries”). As a result of the guarantee arrangements, we are required to present the following condensed consolidating financial statements. During the first quarter of 2011, our guarantor and non-guarantor subsidiary structure changed as required by our credit facility due to the Kysor/Warren acquisition. Three subsidiaries previously classified as non-guarantor subsidiaries as of December 31, 2010 are now classified as guarantor subsidiaries as of March 31, 2011. These changes will be reflected in the condensed consolidating financial statements for periods after December 31, 2010.
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
     Condensed consolidating financial statements of the Company, its Guarantor Subsidiaries and Non-Guarantor Subsidiaries as of March 31, 2011 and December 31, 2010 and for the three months ended March 31, 2011 and 2010 are shown below:
Condensed Consolidating Balance Sheets
As of March 31, 2011
(In millions)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$13.8	$41.4	$—	$55.2
Restricted cash	—	—	10.5	—	10.5
Accounts and notes receivable, net	(886.2)	942.2	347.4	1.2	404.6
Inventories, net	—	336.2	122.2	(5.2)	453.2
Deferred income taxes	4.4	30.7	9.2	(3.1)	41.2
Other assets	12.0	24.5	137.5	(91.7)	82.3

Total current assets	(869.8)	1,347.4	668.2	(98.8)	1,047.0
PROPERTY, PLANT AND EQUIPMENT, net	—	265.5	82.9	—	348.4
GOODWILL	—	110.6	210.7	—	321.3
DEFERRED INCOME TAXES	(1.5)	78.8	24.1	(12.8)	88.6
OTHER ASSETS, net	2,062.6	410.4	37.6	(2,415.5)	95.1

TOTAL ASSETS	$1,191.3	$2,212.7	$1,023.5	$(2,527.1)	$1,900.4

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Short-term debt	$35.0	$—	$3.0	$(35.3)	$2.7
Asset securitization borrowings	—	—	50.0	—	50.0
Current maturities of long-term debt	—	0.4	—	—	0.4
Accounts payable	10.0	221.2	97.5	12.1	340.8

Accrued expenses	9.6	238.5	95.2	(61.5)	281.8
Income taxes payable	17.5	(17.3)	(0.5)	1.2	0.9

Total current liabilities	72.1	442.8	245.2	(83.5)	676.6
LONG-TERM DEBT	471.5	21.9	127.5	(132.4)	488.5
POSTRETIREMENT BENEFITS, OTHER THAN PENSIONS	—	15.8	—	—	15.8
PENSIONS	—	78.0	10.6	0.1	88.7
OTHER LIABILITIES	5.1	55.4	16.8	(12.9)	64.4

Total liabilities	548.7	613.9	400.1	(228.7)	1,334.0
COMMITMENTS AND CONTINGENCIES
TOTAL STOCKHOLDERS’ EQUITY	642.6	1,598.8	623.4	(2,298.4)	566.4

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,191.3	$2,212.7	$1,023.5	$(2,527.1)	$1,900.4

Condensed Consolidating Statements of Operations
For the Three Months Ended March 31, 2011
(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET SALES	$—	$515.9	$216.5	$(44.6)	$687.8
COST OF GOODS SOLD	—	402.8	165.4	(45.6)	522.6

Gross profit	—	113.1	51.1	1.0	165.2
OPERATING EXPENSES:
Selling, general and administrative expenses	—	127.7	46.1	0.1	173.9
Losses (gains) and other expenses, net	0.9	(0.9)	(0.2)	(0.1)	(0.3)
Restructuring charges	—	0.7	0.5	—	1.2
Loss (income) from equity method investments	6.2	1.1	(2.3)	(7.6)	(2.6)

Operational (loss) income from continuing operations	(7.1)	(15.5)	7.0	8.6	(7.0)
INTEREST EXPENSE (INCOME), net	4.0	(0.8)	1.0	(0.1)	4.1

(Loss) income from continuing operations before income taxes	(11.1)	(14.7)	6.0	8.7	(11.1)
(BENEFIT FROM) PROVISIONS FOR INCOME TAXES	(1.8)	(5.0)	2.6	0.3	(3.9)

(Loss) income from continuing operations	(9.3)	(9.7)	3.4	8.4	(7.2)
Loss from discontinued operations	—	—	—	—	—

Net (loss) income	$(9.3)	$(9.7)	$3.4	$8.4	$(7.2)

Condensed Consolidating Balance Sheets
As of December 31, 2010
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

Condensed Consolidating Statements of Operations
For the Three Months Ended March 31, 2010
(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET SALES	$—	$429.4	$274.2	$(59.5)	$644.1
COST OF GOODS SOLD	—	322.7	206.5	(59.4)	469.8

Gross profit	—	106.7	67.7	(0.1)	174.3
OPERATING EXPENSES:
Selling, general and administrative expenses	—	116.4	52.6	(0.1)	168.9
(Gains) losses and other expenses, net	(0.2)	(0.1)	—	—	(0.3)
Restructuring charges	—	2.0	5.1	0.1	7.2
Loss (Income) from equity method investments	4.8	2.9	(2.0)	(7.7)	(2.0)

Operational (loss) income from continuing operations	(4.6)	(14.5)	12.0	7.6	0.5
INTEREST (INCOME) EXPENSE, net	(0.3)	1.9	0.9	—	2.5

(Loss) income from continuing operations before income taxes	(4.3)	(16.4)	11.1	7.6	(2.0)
PROVISIONS FOR (BENEFIT FROM) INCOME TAXES	0.2	(5.0)	4.1	—	(0.7)

(Loss) income from continuing operations	(4.5)	(11.4)	7.0	7.6	(1.3)
Loss from discontinued operations	—	—	0.3	—	0.3

Net (loss) income	$(4.5)	$(11.4)	$6.7	$7.6	$(1.6)

Condensed Consolidating Statements of Cash Flows
For the Three Months Ended March 31, 2011
(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$59.7	$(131.0)	$(77.0)	$—	$(148.3)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the disposal of property, plant and equipment	—	0.7	—	—	0.7
Purchases of property, plant and equipment	—	(7.4)	(0.8)	—	(8.2)
Acquisition of business	—	(136.3)	(7.9)	—	(144.2)
Restricted cash	—	—	1.6	—	1.6

Net cash used in investing activities	—	(143.0)	(7.1)	—	(150.1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term borrowings, net	—	—	1.2	—	1.2
Asset securitization borrowings	—	—	50.0	—	50.0
Long-term payments	—	(0.2)	—	—	(0.2)
Revolver long-term borrowings, net	171.5	—	—	—	171.5
Proceeds from stock option exercises	0.9	—	—	—	0.9
Repurchases of common stock	(24.7)	—	—	—	(24.7)
Excess tax benefits related to share-based payments	1.2	—	—	—	1.2
Intercompany debt	1.8	(2.3)	0.5	—	—
Intercompany financing activity	(283.4)	275.6	7.8	—	—
Cash dividends paid	(8.1)	—	—	—	(8.1)

Net cash (used in) provided by financing activities	(140.8)	273.1	59.5	—	191.8
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(81.1)	(0.9)	(24.6)	—	(106.6)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	1.8	—	1.8
CASH AND CASH EQUIVALENTS, beginning of year	81.1	14.7	64.2	—	160.0

CASH AND CASH EQUIVALENTS, end of year	$—	$13.8	$41.4	$—	$55.2

Condensed Consolidating Statements of Cash Flows
For the Three Months Ended March 31, 2010
(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(53.0)	$32.4	$(19.7)	$—	$(40.3)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	(2.1)	(8.6)	—	(10.7)

Proceeds from sale of business	—	0.1	3.1	—	3.2
Acquisition of business	—	(6.7)	—	—	(6.7)
Restricted cash	—	—	(25.1)	—	(25.1)

Net cash used in investing activities	—	(8.7)	(30.6)	—	(39.3)
CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term borrowings, net	—	—	2.1	—	2.1
Long-term payments	(35.0)	—	(0.1)	—	(35.1)
Revolver long-term payments, net	93.0	—	—	—	93.0
Proceeds from stock option exercises	1.0	—	—	—	1.0
Repurchases of common stock	(39.4)	—	—	—	(39.4)
Excess tax benefits related to share-based payments	2.1	—	—	—	2.1
Intercompany debt	(0.8)	5.2	(4.4)	—	—
Intercompany financing activity	38.5	(27.5)	(11.0)	—	—
Intercompany investments	(7.9)	—	7.9	—	—
Intercompany dividends	9.0	—	(9.0)	—	—
Cash dividends paid	(7.9)	—	—	—	(7.9)

Net cash (used in) provided by financing activities	52.6	(22.3)	(14.5)	—	15.8
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(0.4)	1.4	(64.8)	—	(63.8)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	2.5	—	2.5
CASH AND CASH EQUIVALENTS, beginning of year	0.8	6.6	116.9	—	124.3

CASH AND CASH EQUIVALENTS, end of year	$0.4	$8.0	$54.6	$—	$63.0

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on information currently available to management as well as management’s assumptions and beliefs. All statements, other than statements of historical fact, included in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements identified by the words “may,” “will,” “should,” “plan,” “predict,” “anticipate,” “believe,” “intend,” “estimate” and “expect” and similar expressions. Such statements reflect our current views with respect to future events, based on what we believe are reasonable assumptions; however, such statements are subject to certain risks and uncertainties. In addition to the specific uncertainties discussed elsewhere in this Quarterly Report on Form 10-Q, the risk factors set forth in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, and those set forth in Part II, “Item 1A. Risk Factors” of this report, if any, may affect our performance and results of operations. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those in the forward-looking statements. We disclaim any intention or obligation to update or review any forward-looking statements or information, whether as a result of new information, future events or otherwise.
Overview
     We operate in four reportable business segments of the HVACR industry. Our reportable segments consist of Residential Heating & Cooling, Commercial Heating & Cooling, Service Experts and Refrigeration. For more detailed information regarding our reportable segments, see Note 14 in the Notes to our Consolidated Financial Statements.
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
     The Residential Heating & Cooling business was impacted in the first quarter of 2011 by pull-forward of demand in the fourth quarter of 2010 ahead of announced price increases. These items combined for a 10% volume decline in net sales for this business when compared to the prior year quarter. We were able to offset the sales volume decline with a 5% increase in price and mix. The Service Experts business also experienced a sales volume decline in our seasonally lightest quarter. Our Commercial Heating & Cooling business showed strong growth in the quarter with 16% revenue growth, largely driven by volume. The Refrigeration segment experienced a 33% increase in net sales. We had organic growth of 3%, excluding a 5% impact of foreign currency exchange rates, with the remainder of the growth from the acquisition of the Kysor/Warren business in January 2011.

     We will continue to execute on our strategic priorities to win new business and capture opportunities through innovative product and system solutions and lower our cost structure through manufacturing and sourcing excellence and expense reduction efforts. As we move into the strongest seasonal quarters of the year, we believe we are well-positioned across all our businesses.
Key Financial Statistics
•	Net sales for first quarter of 2011 increased to $687.8 million as compared to $644.1 million in 2010. The Kysor/Warren acquisition contributed 5% to the net sales growth with the remainder of the increase due to favorable foreign currency exchange rates.

•	Operational income for first quarter of 2011 declined to a $7.0 million loss as compared to operational income of $0.5 million in 2010. The decline to an operational loss in 2011 was primarily due to gross profit compression from commodity headwinds and an increase in freight costs.

•	Net loss for the first quarter of 2011 was $7.2 million compared to a net loss of $1.6 million in 2010. Basic and diluted loss per share from continuing operations were $0.13 in the first quarter of 2011 compared to basic and diluted loss per share from continuing operations of $0.02 in 2010.

•	Cash of $148.3 million was used in operating activities for first quarter of 2011 compared to cash used in operating activities of $40.3 million in the first quarter of 2010. Cash used in operating activities was higher primarily due to the increased build of inventory levels in the first quarter of 2011.

•	During the first quarter of 2011, we returned $31.8 million to shareholders through share repurchases and dividends. Our dividends increased in the first quarter of 2011 to $0.15 per share from $0.14 per share in 2010.
Results of Operations
     The following table provides a summary of our financial results, including information presented as a percentage of net sales (dollars in millions):

	Three Months Ended March 31,
			Percent
	Dollars		Change	Percent Sales
	2011	2010	Fav/(Unfav)	2011	2010
Net sales	$687.8	$644.1	6.8%	100.0%	100.0%
Cost of goods sold	522.6	469.8	(11.2)	76.0	72.9

Gross profit	165.2	174.3	(5.2)	24.0	27.1
Selling, general and administrative expenses	173.9	168.9	(3.0)	25.2	26.2
Gains and other expenses, net	(0.3)	(0.3)	—	N.M	N.M
Restructuring charges	1.2	7.2	83.3	0.2	1.1
Income from equity method investments	(2.6)	(2.0)	30.0	(0.4)	(0.3)

Operational (loss) income	$(7.0)	$0.5	(1,500.0)%	(1.0)%	0.1%

Net loss	$(7.2)	$(1.6)	(350.0)%	(1.0)%	(0.2)%

First Quarter of 2011 Compared to First Quarter of 2010 — Consolidated Results
Net Sales
     Net sales increased 7% in the first quarter of 2011 compared to the first quarter of 2010. The Kysor/Warren acquisition added 5% to our net sales. Our price and mix were up 3% in the comparable period; however, our sales volume was down 1%. The decline in volume was predominantly in our residential segment partially offset by volume growth in our commercial and refrigeration segments. Changes in foreign currency exchange rates favorably impacted net sales by 2%.

Gross Profit
     Gross profit margins declined 310 basis points to 24.0% for the first quarter of 2011 when compared to gross profit margins of 27.1% in 2010. Commodity headwinds contributed approximately 180 basis points to the decline which was partially offset by improved price and mix of 110 basis points. Contributing to the decline in gross profit margins were other cost changes contributing 50 basis points and foreign currency translation rates 110 basis points. The other costs changes decline was primarily due to an increase in freight charges primarily from rate increases and fuel surcharges.
Selling, General and Administrative Expenses
     Selling, general and administrative (“SG&A”) expenses increased by $5 million in the first quarter of 2011 compared to 2010; however, as a percentage of net sales, SG&A expenses declined to 25% in 2011 from 26% in 2010. SG&A expenses excluding the Kysor/Warren acquisition were relatively flat. The impact of changes in foreign exchange rates increased SG&A expenses by $2 million. Offsetting the effects of foreign currency exchange rates were $1 million in favorable bad debt experience and $1 million in lower commissions primarily due to lower sales in our residential segment.
Gains and Other Expenses, Net
     Gains and other expenses, net for the first quarters of 2011 and 2010 included the following (in millions):

	Three Months Ended March 31,
	2011	2010
Realized gains losses on settled futures contracts	$(0.6)	$(0.3)
Unrealized loss on unsettled futures contracts not designated as cash flow hedges	0.7	—
Foreign currency exchange loss (gains)	0.1	(0.2)
Acquisition expenses	0.2	—
Other items, net	(0.7)	0.2

Gains and other expenses, net	$(0.3)	$(0.3)

     The change in gains and losses on futures contracts was primarily due to increases in commodity prices relative to our futures contract prices during 2011 as compared to 2010 for the contracts that settled during the period. Conversely, the change in unrealized losses related to unsettled futures contracts not designated as cash flow hedges was primarily due to higher commodity prices relative to the futures contract prices for those contracts. For more information, see Note 5 in the Notes to the Consolidated Financial Statements.
Restructuring Charges
     Restructuring charges declined from $7.2 million in the first quarter of 2010 to $1.2 million in the first quarter of 2011. As we didn’t initiate any new projects in the first quarter of 2011, the charges in this period related to minor charges from various open projects initiated in prior years. The restructuring charges from the first quarter of 2010 were primarily related to the exit of coil manufacturing in Milperra, Australia which was initiated in that quarter. This restructuring project resulted in $5.8 million in restructuring charges consisting of $4.4 million in severance, $1.2 million in asset impairments, and $0.2 million in other charges. The remaining restructuring charges from the first quarter of 2010 were minor charges from various open projects initiated in prior years.
Results from Equity Method and Other Equity Investments
     Investments over which we do not exercise control but have significant influence are accounted for using the equity method of accounting. Income from equity method investments increased to $2.6 million in the first quarter of 2011 from $2.0 million in 2010, primarily from improved performance from our compressor manufacturing joint venture.
Interest Expense, Net
     Interest expense, net, increased to $4.1 million in 2011 from $2.5 million in 2010. The increase in interest expense was primarily attributable to an increase in our weighted average interest rate as well as an increase in the average amounts borrowed in the first quarter of 2011 compared to 2010.

Benefit from Income Taxes
     The income tax benefits were $3.9 million in the first quarter of 2011 compared $0.7 million in 2010. The effective tax rate was 35.1% for 2011 and 35.0% in 2010. Our effective rates differ from the statutory federal rate of 35% for certain items, such as state and local taxes, non-deductible expenses, foreign operating losses for which no tax benefits have been recognized and foreign taxes at rates other than 35%. In the first quarters of 2011 and 2010, these items effectively offset each other and did not affect our effective tax rates.
First Quarter of 2011 Compared to First Quarter of 2010 — Results by Segment
Residential Heating & Cooling
     The following table summarizes our Residential Heating & Cooling segment’s net sales and (loss) profit for the first quarters of 2011 and 2010 (dollars in millions):

	Three Months Ended March 31,
	2011	2010	Difference	% Change
Net sales	$272.0	$284.2	$(12.2)	(4.3)%
(Loss) profit	(1.2)	7.1	(8.3)	(116.9)%
% of net sales	(0.4)%	2.5%
     The decrease in sales was impacted by the pull-forward of demand into the fourth quarter of 2010 ahead of announced price increases. Sales volumes declined by almost 10% in 2011 as compared to 2010. Partially offsetting the decline in sales volume was higher price and mix of 5% and foreign currency exchange rates of 1%.
     Segment profit decreased $8 million due to $11 million in lower sales volumes and $8 million in higher freight charges. Commodity headwinds of $8 million were more than offset by $12 million in favorable price and mix. Other product cost savings of $5 million, primarily from material savings and lower SG&A expense of $2 million, partially offset the decline in segment profit. The lower SG&A expenses were the result of $1 million in favorable bad debt experience and $1 million in lower commissions due to the decline in net sales.
Commercial Heating & Cooling
     The following table summarizes our Commercial Heating & Cooling segment’s net sales and profit for the first quarters of 2011 and 2010 (dollars in millions):

	Three Months Ended March 31,
	2011	2010	Difference	% Change
Net sales	$138.8	$119.7	$19.1	16.0%
Profit	5.9	3.4	2.5	73.5
% of net sales	4.3%	2.8%
     Our Commercial Heating & Cooling business experienced 16% in higher net sales in the first quarter of 2011 compared to 2010 primarily due to an increase in both our commercial new construction and replacement businesses which resulted in a 15% increase in sales volume. Changes in foreign currency exchange rates favorably impacted sales by 1%.
     Segment profit for the first quarter of 2011 increased almost $3 million from the first quarter of 2010. Segment profit increased from the impact of higher sales volume of $5 million. Partially offsetting our higher sales were commodity headwinds of $2 million and freight charges of $1 million. The increase in freight charges is primarily related to an increase in fuel surcharges.
Service Experts
     The following table summarizes our Service Experts segment’s net sales and loss for the first quarters of 2011 and 2010 (dollars in millions):

	Three Months Ended March 31,
	2011	2010	Difference	% Change
Net sales	$116.5	$127.1	$(10.6)	(8.3)%
Loss	(8.2)	(4.6)	(3.6)	78.3
% of net sales	(7.0)%	(3.6)%
     In total, sales volumes declined 11% which was partially offset by a 2% increase in price and mix. Foreign currency exchange rates increased net sales by 1%.
     In the seasonally lightest quarter, segment loss increased $4 million due to the impact of the volume decline in net sales. Partially offsetting the volume decline was an SG&A expense improvement of $2 million due to $1 million in favorable bad debt experience and $1 million in lower commissions due to the decline in net sales.
Refrigeration
     The following table summarizes our Refrigeration segment’s net sales and profit for the first quarters of 2011 and 2010 (dollars in millions):

	Three Months Ended March 31,
	2011	2010	Difference	% Change
Net sales	$175.1	$131.4	$43.7	33.3%
Profit	13.5	14.9	(1.4)	(9.4)
% of net sales	7.7%	11.3%
     Net sales, excluding Kysor/Warren, increased 3% due to higher sales volumes. Price and mix were relatively flat. Foreign exchange rates increased net sales by an additional 4%. The Kysor/Warren acquisition contributed 26% to the increase in net sales.
     Segment profit decreased by $1 million from commodity headwinds and $1 million in increased freight charges. The increase in freight charges was due to an increase in rates and fuel surcharges. Offsetting these decreases to segment profit was a favorable impact from foreign currency exchange rates of $1 million.
     Corporate and Other
     Corporate and other expenses were $15 million in the first quarter of 2011, up from $13 million in 2010. The increase was primarily driven by a $1 million pension settlement and a $1 million increase in stock-based and incentive compensation plans.
Liquidity and Capital Resources
     Our working capital and capital expenditure requirements are generally met through internally generated funds, bank lines of credit and a revolving period asset securitization arrangement. Working capital needs are generally greater in the first and second quarters due to the seasonal nature of our business cycle.
     Statement of Cash Flows
     The following table summarizes our cash activity for the quarters ended March 31, 2011 and 2010 (in millions):

	Three Months Ended
	March 31,
	2011	2010
Net cash used in operating activities	$(148.3)	$(40.3)
Net cash used in investing activities	(150.1)	(39.3)
Net cash provided by financing activities	191.8	15.8

Net Cash Used in by Operating Activities
     Operating activities resulted in a higher use of cash in 2011 compared to 2010. This increased use was primarily due to higher working capital requirements in 2011 and a higher incentive payout in 2011 from improved operating results in 2010. Our working capital requirements resulted in a $69.5 million use of cash in the first quarter of 2011 compared to a $32.6 million use of cash in 2010. The increase in working capital requirements is primarily due to a larger increase in inventory of $136.3 million in the first quarter of 2011 compared to $85.6 million in 2010. As we prepare for the peak cooling season, we carry higher than average inventory balances in the first and second quarters. Our increases in inventory in the first quarter of 2011 were larger than 2010 primarily due to anticipated sales growth across all business segments in 2011.
Net Cash Used in Investing Activities
     Net cash used in investing activities for the first quarter of 2011 included $144.2 million for the acquisition of the Kysor/Warren business from The Manitowoc Company. Kysor/Warren is a leading manufacturer of refrigerated systems and display cases for supermarkets throughout North America and will be included in our Refrigeration Segment.
     Capital expenditures in the first quarter of 2011 were $8.2 million, which was slightly lower than the $10.7 million in the first quarter of 2010. Capital expenditures in the quarter were primarily related to maintenance capital expenditures.
     In addition to the $10.7 million in capital expenditures, net cash used in investing activities for the first quarter of 2010 included $25.1 million placed in a trust for our captive insurance subsidiary and $6.7 million for business acquisitions. Offsetting these uses were $3.2 million in proceeds from the sale of businesses.
Net Cash Provided by Financing Activities
     Net cash provided by financing activities increased by $176.0 million in the first quarter of 2011 compared to the first quarter of 2010. This increase was primarily related to an increase in net borrowings to support the Kysor/Warren acquisition and the increase in working capital needs in the first quarter of 2011. Additionally, we had lower share repurchase activity in the first quarter of 2011 of $23.7 million compared to $34.7 million in the first quarter of 2010 which contributed to the increase in net cash provided by financing activities. Offsetting these increases was an increase in our cash dividend from $0.14 per share in the first quarter of 2010 to $0.15 per share in the first quarter of 2011.
     Debt Position and Financial Leverage
     The following table details our lines of credit and financing arrangements as of March 31, 2011:

		Outstanding	Available for
	Maximum Capacity	Borrowings	Future Borrowings
Short-Term Debt:
Foreign Obligations
Committed	$10.9	$—	$10.9
Non-committed	2.7	$2.7	—
Asset Securitization (1)	94.0	50.0	44.0

Total short-term debt	$107.6	$52.7	$54.9
Long-Term Debt:
Capital lease obligations	$17.4	17.4	—
Domestic revolving credit facility (2)	650.0	271.5	309.0
Senior unsecured notes	200.0	200.0	—

Total long-term debt	$867.4	$488.9	309.0

Total	$975.0	$541.6	$363.9

(1)	The maximum capacity under the asset securitization arrangement (“ASA”) is the lesser of $100.0 million or 100% of the net pool balance defined under the ASA.

(2)	The available future borrowings on our domestic revolving credit facility exclude $69.5 million in standby letters of credit.
     As discussed above, we utilized our domestic revolving credit facility (“credit facility”) and ASA to support the acquisition of the Kysor/Warren business and the increase in working capital needs in the first quarter of 2011.

As our peak season arrives, we typically pay down debt. We believe our available future borrowings combined with our cash of $55.2 million and anticipated cash from operations in the latter half of the year will be more than sufficient to fund our operations, capital expenditures, share repurchases, dividends and other needs in the foreseeable future. Our expected capital expenditures are $65 million for 2011.
     Our debt-to-total-capital ratio increased to 48.9% at March 31, 2011 compared to 35.1% at December 31, 2010. Lower stockholders’ equity was primarily due to the repurchase of approximately 0.5 million shares of our common stock for $23.7 million since December 31, 2010 under our current share repurchase plan. The increase in debt since December 31, 2010 was principally due to the acquisition of the Kysor/Warren business as well as our increase in working capital needs.
     Covenants on our outstanding debt did not change in the first quarter of 2011 and we were in compliance with all of our debt covenants as of March 31, 2011. For a more detailed discussion of our debt, see Note 8 in the Notes to the Consolidated Financial Statements set forth in Part I, Item I of this Quarterly Report on Form 10-Q.
     We periodically review our capital structure, including our primary bank facility, to ensure that it has adequate liquidity. Our ASA expires on November 18, 2011 and our credit facility matures in October 2012. We expect to amend, renew or replace these facilities prior to or upon their expiration. We also periodically consider various other financing alternatives and may, from time to time, seek to take advantage of favorable interest rate environments or other market conditions, which may include accessing the capital markets. We filed a shelf registration statement with the SEC that became effective on December 1, 2008, which allows us to offer and sell an indeterminate number or amount of debt securities, common shares, preferred shares, subscription rights, warrants, depositary shares and units.
     On March 11, 2011, we announced that our Board of Directors approved a 20% increase in our quarterly dividend on common stock from $0.15 to $0.18 effective with the April dividend payment. Dividend payments are expected to be approximately $35 million in 2011. We also continue to increase shareholder value through our share repurchase program. During the quarter we returned $23.7 million to our investors through share repurchases. We are targeting in excess of $100.0 million in share repurchases in 2011.
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
Commitments, Contingencies and Guarantees
     For a detailed discussion of commitments, contingencies and guarantees, see Note 7 in the Notes to the Consolidated Financial Statements.
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
     We also may incur costs related to our products that may not be covered under our warranties and are not covered by insurance, and we may, from time to time, repair or replace installed products experiencing quality issues in order to satisfy our customers and to protect our brand. These product quality issues may be caused by vendor-supplied components that fail to meet required specifications. We have identified a product quality issue in a heating and cooling product line produced in 2006 and 2007 period that we believe results from a vendor-supplied materials quality issue. To date, we recorded an expense of $24.4 million for the portion of the issue that is probable and can be reasonably estimated. No material charges were recorded for this matter in the first quarter of 2011. As of March 31, 2011, we had $14.0 million accrued for this matter. We may incur additional charges in the future as more information becomes available.
     We estimate the costs to settle pending litigation based on experience involving similar claims and specific facts known. We do not believe that any current or pending or threatened litigation will have a material adverse effect on our financial position. Litigation and arbitration, however, involve uncertainties and it is possible that the eventual outcome of litigation could adversely affect our results of operations for a particular period. We are the defendant in a class action lawsuit related to certain hearth products we produced and sold that claims such products are hazardous and that consumers were not adequately warned. On August 23, 2010, the Company and the plaintiffs entered into a binding Memorandum of Understanding (MOU) and have reached tentative terms for settlement of the case. On January 11, 2011, the court granted preliminary approval of the settlement. At the parties’ request, the court stayed the lawsuit shortly after the MOU was signed. The court set June 2, 2011 as the date for the final approval hearing. We had $9.3 million in expenses to date related to this matter with no additional charges during the first quarter of 2011.
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
     Information about our exposure to market risks related to metal commodity prices and a sensitivity analysis related to our metal commodity hedges is presented below (in millions):

Notional amount (pounds)	24.1
Carrying amount and fair value of asset	$12.0
Change in fair value from 10% change in forward prices	$1.2
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

     Foreign Currency Exchange Rate Risk
     Our results of operations can be affected by changes in exchange rates. Net sales and expenses in foreign currencies are translated into U.S. dollars for financial reporting purposes based on the average exchange rate for the period. For the first quarters of 2011 and 2010, net sales from outside the U.S. represented 30.5% and 30.0%, respectively, of our total net sales. Historically, foreign currency transaction gains (losses) have not had a material effect on our overall operations. As of March 31, 2011, the impact to net income of a 10% change in exchange rates is estimated to be approximately $0.3 million.
Item 4. Controls and Procedures.
     Disclosure Controls and Procedures
     As required by Rule 13a-15 under the Securities Exchange Act of 1934, we carried out an evaluation, under the supervision and with the participation of our current management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2011, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
     Changes in Internal Control Over Financial Reporting
     During the quarter ended March 31, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
     On August 23, 2010, the Company and the plaintiffs entered into a binding Memorandum of Understanding in this case and have reached tentative terms for settlement of the case. At the parties’ request, the court stayed the lawsuit shortly after the MOU was signed. On January 11, 2011, the court granted preliminary approval of the settlement. The court set June 2, 2011 as the date for the final approval hearing.
     Other than the lawsuit described above, there have been no significant changes concerning our legal proceedings since December 31, 2010. See Note 7 in the Notes to the Consolidated Financial Statements set forth in Part I, Item 1, of this Quarterly Report on Form 10-Q for additional discussion regarding legal proceedings.
Item 1A. Risk Factors.
     In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or results of operations. There have been no material changes to our risk factors from those disclosed in our 2010 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     In June 2008 our Board of Directors approved a new share repurchase plan for $300 million, pursuant to which we are authorized to repurchase shares of our common stock through open market purchases (the “2008 Share Repurchase Plan”). The 2008 Share Repurchase Program has no stated expiration date. In the first quarter of 2011, we repurchased shares of our common stock as follows:

				Approximate Dollar
				Value of Shares that
		Average Price	Total Number of Shares Purchased	may yet be Purchased
	Total Number	Paid per	As Part of Publicly	Under the Plans or
	of Shares	Share	Announced Plans	Programs
Period	Purchased(1)	(including fees)	or Programs	(in millions)
January 1 through January 31	2,097	$49.32	—	$141.0

February 1 through February 28	408,295	$50.85	391,500	$121.1

March 1 through March 31	79,457	$48.72	77,800	$117.3

	489,849	$50.50	469,300

(1)	This column reflects the repurchases of 469,300 shares under the 2008 Share Repurchase Plan and the surrender to LII of 20,549 shares of common stock to satisfy tax-withholding obligations in connection with the vesting of restricted stock and performance share units.

Item 6. Exhibits.

3.1 —	Restated Certificate of Incorporation of Lennox International Inc. (“LII”) (filed as Exhibit 3.1 to LII’s Registration Statement on Form S-1 (Registration Statement No. 333-75725) filed on April 6, 1999 and incorporated herein by reference).

3.2 —	Amended and Restated Bylaws of LII (filed as Exhibit 3.1 to LII’s Current Report on Form 8-K filed on March 15, 2010 and incorporated herein by reference).

4.1 —	Specimen Stock Certificate for the Common Stock, par value $.01 per share, of LII (filed as Exhibit 4.1 to LII’s Amendment to Registration Statement on Form S-1/A (Registration No. 333-75725) filed on June 16, 1999 and incorporated herein by reference).

4.2 —	Indenture, dated as of May 3, 2010, between LII and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 to LII’s Post-Effective Amendment No. 1 to Registration Statement on S-3 (Registration No. 333-155796)).

4.3 —	Form of First Supplemental Indenture among LII, the guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.11 to LII’s Post-Effective Amendment No. 1 to Registration Statement on S-3 (Registration No. 333-155796)).

4.4 —	Second Supplemental Indenture dated as of March 28, 2011, among Heatcraft Inc., a Mississippi corporation, Heatcraft Refrigeration Products LLC, a Delaware limited liability company and Advanced Distributor Products LLC, a Delaware limited liability company (the “Guarantors”), LII, and each other then existing Guarantor under the Indenture dated as of May 3, 2010, and U.S. Bank National Association as Trustee (filed herewith).

4.5 —	Form of 4.900% Note due 2017 (filed as Exhibit 4.3 to LII’s Current Report on Form 8-K and incorporated herein by reference).

10.1 —	Subsidiary Joinder Agreement dated as of March 28, 2011, executed by Advanced Distributor Products LLC, a Delaware LLC, for the benefit of Bank of America, N.A. in its capacity as administrative agent (“Administrative Agent”) for the lenders party to the Third Amended and Restated Credit Agreement, dated October 12, 2007, among the Administrative Agent, LII (the “Borrower”), the lenders party thereto, JPMorgan Chase Bank, N.A. and Wachovia Bank, National Association, as Co-Syndication Agents, The Bank of Tokyo-Mitsubishi UFJ, Ltd, and Wells Fargo Bank, N.A., as Co-Documentation Agents, and U.S. Bank National Association and The Bank of Nova Scotia, as Co-Managing Agents and Banc of America Securities LLC and J.P. Morgan Securities, Inc. as Joint Lead Arrangers and Joint Book Managers (as amended, the “Credit Agreement) (filed herewith).

10.2 —	Subsidiary Joinder Agreement dated as of March 28, 2011, executed by Heatcraft Inc., a Mississippi corporation, for the benefit of Bank of America, N.A. in its capacity as administrative agent for the lenders party to the Credit Agreement (filed herewith).

10.3 —	Subsidiary Joinder Agreement dated as of March 28, 2011, executed by Heatcraft Refrigeration Products LLC, a Delaware LLC, for the benefit of Bank of America, N.A. in its capacity as administrative agent for the lenders party to the Credit Agreement (filed herewith).

31.1 —	Certification of the principal executive officer (filed herewith).

31.2 —	Certification of the principal financial officer (filed herewith).

32.1 —	Certification of the principal executive officer and the principal financial officer pursuant to 18 U.S.C. Section 1350 (filed herewith).
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

LENNOX INTERNATIONAL INC.
Date: April 26, 2011	/s/ Robert W. Hau
Robert W. Hau
Chief Financial Officer (on behalf of registrant and as principal financial officer)