Form 10-Q
period 2011-06-30
LENNOX INTERNATIONAL INC
filed 2011-07-26
CIK 1069202

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011
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
Yes ☐ No ☑
     As of July 21, 2011, the number of shares outstanding of the registrant’s common stock, par value $.01 per share, was 53,122,695.

LENNOX INTERNATIONAL INC.
FORM 10-Q
For the Three and Six Months Ended June 30, 2011
INDEX

Page
Part I. Financial Information
Item 1. Financial Statements
Consolidated Balance Sheets — June 30, 2011 (Unaudited) and December 31, 2010	1
Consolidated Statements of Operations (Unaudited) — Three and Six Months Ended June 30, 2011 and 2010	2
Consolidated Statements of Cash Flows (Unaudited) — Six Months Ended June 30, 2011 and 2010	3
Notes to Consolidated Financial Statements (Unaudited)	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3. Quantitative and Qualitative Disclosures About Market Risk	40
Item 4. Controls and Procedures	41

Part II. Other Information
Item 1. Legal Proceedings	42
Item 1A. Risk Factors	42
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	42
Item 6. Exhibits	43
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	As of	As of
	June 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$76.5	$160.0
Restricted cash	0.5	12.2
Accounts and notes receivable, net of allowances of $15.9 and $12.8 in 2011 and 2010, respectively	525.4	384.8
Inventories, net	460.1	286.2
Deferred income taxes, net	44.0	36.7
Other assets	58.9	67.0

Total current assets	1,165.4	946.9
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $606.9 and $584.7 in 2011 and 2010, respectively	347.0	324.3
GOODWILL	325.9	271.8
DEFERRED INCOME TAXES	87.3	87.2
OTHER ASSETS, net	93.4	61.8

TOTAL ASSETS	$2,019.0	$1,692.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$6.7	$1.4
Current maturities of long-term debt	0.4	0.6
Accounts payable	371.8	273.8
Accrued expenses	299.6	334.5
Income taxes payable	—	5.3

Total current liabilities	678.5	615.6
LONG-TERM DEBT	570.8	317.0
POSTRETIREMENT BENEFITS, OTHER THAN PENSIONS	15.7	15.9
PENSIONS	89.0	88.1
OTHER LIABILITIES	64.0	65.7

Total liabilities	1,418.0	1,102.3
COMMITMENTS AND CONTINGENCIES STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 200,000,000 shares authorized, 86,632,842 shares and 86,480,816 shares issued for 2011 and 2010, respectively	0.9	0.9
Additional paid-in capital	875.5	863.5
Retained earnings	660.9	642.2
Accumulated other comprehensive income	47.3	30.2
Treasury stock, at cost, 33,513,633 shares and 32,784,503 shares for 2011 and 2010, respectively	(983.6)	(947.1)

Total stockholders’ equity	601.0	589.7

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,019.0	$1,692.0

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share data)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
NET SALES	$937.0	$872.1	$1,624.7	$1,516.2
COST OF GOODS SOLD	689.4	607.4	1,212.0	1,077.1

Gross profit	247.6	264.7	412.7	439.1
OPERATING EXPENSES:
Selling, general and administrative expenses	175.2	180.5	348.9	349.6
Losses and other expenses, net	0.9	5.8	0.6	5.5
Restructuring charges	2.4	3.2	3.6	10.3
Income from equity method investments	(3.4)	(4.1)	(5.9)	(6.1)

Operational income from continuing operations	72.5	79.3	65.5	79.8
INTEREST EXPENSE, net	4.3	3.1	8.4	5.6
OTHER EXPENSE, net	0.1	0.1	0.1	0.1

Income from continuing operations before income taxes	68.1	76.1	57.0	74.1
PROVISION FOR INCOME TAXES	23.1	27.4	19.2	26.7

Income from continuing operations	45.0	48.7	37.8	47.4
DISCONTINUED OPERATIONS:
Operational loss from discontinued operations	—	0.4	—	0.8
Income tax benefit	—	—	—	(0.1)

Loss from discontinued operations	—	0.4	—	0.7

Net income	$45.0	$48.3	$37.8	$46.7

EARNINGS PER SHARE — BASIC:
Income from continuing operations	$0.85	$0.88	$0.71	$0.85
Loss from discontinued operations	—	—	—	(0.01)

Net income	$0.85	$0.88	$0.71	$0.84

EARNINGS PER SHARE — DILUTED:
Income from continuing operations	$0.83	$0.86	$0.69	$0.83
Loss from discontinued operations	—	—	—	(0.01)

Net income	$0.83	$0.86	$0.69	$0.82

AVERAGE SHARES OUTSTANDING:
Basic	53.2	55.1	53.4	55.6
Diluted	54.3	56.3	54.5	56.8

CASH DIVIDENDS DECLARED PER SHARE	$0.18	$0.15	$0.36	$0.30
The accompanying notes are an integral part of these consolidated financial statement.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2011 and 2010
(Unaudited, in millions)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$37.8	$46.7
Adjustments to reconcile net income to net cash used in operating activities:
Income from equity method investments	(5.9)	(6.1)
Dividends from affiliates	2.4	2.4
Restructuring expenses, net of cash paid	(3.1)	(7.9)
Provision for bad debts	3.3	5.0
Unrealized loss (gain) on derivative contracts	1.6	1.8
Stock-based compensation expense	9.1	7.7
Depreciation and amortization	30.2	26.2
Deferred income taxes	1.2	5.3
Other items, net	(0.1)	13.9
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts and notes receivable	(103.7)	(115.4)
Inventories	(139.2)	(107.8)
Other current assets	(1.4)	(3.3)
Accounts payable	80.4	81.7
Accrued expenses	(43.4)	10.6
Income taxes payable and receivable	(9.3)	14.3
Other	(2.3)	(1.1)

Net cash used in operating activities	(142.4)	(26.0)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the disposal of property, plant and equipment	0.9	0.1
Purchases of property, plant and equipment	(18.6)	(19.7)
Proceeds from sale of businesses	0.6	3.5
Acquisition of businesses	(147.7)	(6.4)
Change in restricted cash	11.7	(23.8)

Net cash used in investing activities	(153.1)	(46.3)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term borrowings, net	5.1	4.2
Asset securitization borrowings	80.0	—
Asset securitization payments	(80.0)	—
Long-term payments	(0.4)	(35.3)
Issuance of senior unsecured notes	—	199.8
Borrowings from revolving credit facility	683.0	579.5
Payments on revolving credit facility	(429.0)	(624.0)
Additional investment in affiliates	—	(1.0)
Proceeds from stock option exercises	1.3	1.4
Payments of deferred financing costs	—	(1.7)
Repurchases of common stock	(36.5)	(99.5)
Excess tax benefits related to share-based payments	1.5	2.6
Cash dividends paid	(17.7)	(16.2)

Net cash provided by financing activities	207.3	9.8

DECREASE IN CASH AND CASH EQUIVALENTS	(88.2)	(62.5)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	4.7	0.1
CASH AND CASH EQUIVALENTS, beginning of period	160.0	124.3

CASH AND CASH EQUIVALENTS, end of period	$76.5	$61.9

Supplementary disclosures of cash flow information:
Cash paid during the year for:
Interest, net	$8.0	$4.4

Income taxes (net of refunds)	$25.4	$4.5

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. General:
     References in this Quarterly Report on Form 10-Q to “we,” “our,” “us,” “LII” or the “Company” refer to Lennox International Inc. and its subsidiaries, unless the context requires otherwise.
   Basis of Presentation
     The accompanying unaudited Consolidated Balance Sheet as of June 30, 2011, the accompanying unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010, and the accompanying unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010 should be read in conjunction with our audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2010. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The accompanying consolidated financial statements contain all material adjustments, consisting principally of normal recurring adjustments, necessary for a fair presentation of our financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to applicable rules and regulations, although we believe that the disclosures herein are adequate to make the information presented not misleading. The operating results for the interim periods are not necessarily indicative of the results that may be expected for a full year.
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
   New Accounting Pronouncements
          In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. Rather, it gives an entity the choice to present the components of net income and other comprehensive income in either a single continuous statement or two separate but consecutive statements. Companies will continue to present reclassification adjustments from other comprehensive income to net income on the face of the financial statements. The components of comprehensive income and timing of reclassification of an item to net income do not change with this update. ASU 2011-05 requires retrospective application and is effective for annual and interim periods beginning after December 15, 2011. Early adoption is permitted. We are currently evaluating which presentation to apply and will include the new presentation in the first quarter of 2012.
     In April 2011, the FASB issued ASU No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (“ASU 2011-02”). This ASU provides additional guidance clarifying when the restructuring of a receivable should be considered a troubled debt restructuring. The additional guidance this update provides is for determining whether a creditor has granted a concession and whether the debtor is experiencing financial difficulty. ASU 2011-02 also ends the deferral of activity-based disclosures related to troubled debt restructurings. This ASU should be applied retrospectively and is effective for interim and annual periods beginning on or after June 15, 2011. Early adoption is permitted. We are currently evaluating the effect of this ASU and do not anticipate a material impact on our financial statements and related disclosures. We will adopt ASU 2011-02 in the third quarter of 2011.
2. Inventories:
     Components of inventories are as follows (in millions):

	As of	As of
	June 30,	December 31,
	2011	2010
Finished goods	$318.0	$213.7
Work in process	16.9	6.5
Raw materials and repair parts	197.3	137.0

	532.2	357.2
Excess of current cost over last-in, first-out cost and other items	(72.1)	(71.0)

Total inventories, net	$460.1	$286.2

3. Acquisition:
     On January 14, 2011, we acquired substantially all the assets of the Kysor/Warren business from The Manitowoc Company. Kysor/Warren is a leading manufacturer of refrigerated systems and display cases for supermarkets throughout North America and is included in our Refrigeration Segment. The total consideration for the acquisition was $143.3 million, including post-closing purchase price working capital adjustments. In connection with this acquisition, we recorded goodwill of $42.0 million and intangible assets of $33.9 million. The intangible assets consisted of the following: trade names of $5.0 million with indefinite lives, customer relationships of $26.7 million with 11 to 12 year lives, and other intangibles of $2.2 million with lives ranging from one to eight years. We paid more than the fair value of the underlying net assets as a result of expected operational synergies. The entire $42.0 million of goodwill is expected to be deductible for tax purposes. The initial accounting for this acquisition is substantially complete with the exception of additional minor adjustments as allowed under the purchase agreement. Overall, the acquisition would not have had a significant impact on our historical results.

4. Goodwill:
     The changes in the carrying amount of goodwill for the first half of 2011, in total and by segment, are as follows (in millions):

	Balance at			Balance at
	December 31,	Acquisitions/		June 30,
	2010	(Dispositions)		2011
Segment:	Goodwill	(2)	Other(3)	Goodwill
Residential Heating & Cooling	$33.7	$—	$—	$33.7
Commercial Heating & Cooling	30.0	—	1.6	31.6
Service Experts(1)	116.6	2.9	3.9	123.4
Refrigeration	91.5	42.0	3.7	137.2

	$271.8	$44.9	$9.2	$325.9

(1)	Service Experts goodwill includes accumulated impairment losses of $208.0 million from prior periods with no impairment losses in the current year.

(2)	During the second quarter of 2011, our Service Experts segment acquired a company, which resulted in additional goodwill of $2.9 million. During the first quarter of 2011, our Refrigeration segment acquired Kysor/Warren which resulted in additional goodwill of $42.0 million. See Note 3 for more information on the Kysor/Warren acquisition.

(3)	Other consists primarily of changes in foreign currency translation rates.
     We performed our annual goodwill impairment test in the first quarter of 2011 and no indications of impairment existed in the second quarter of 2011. Our fair values exceeded the carrying values for each of our reporting units in our annual test; therefore, we recognized no goodwill impairment for any of our reporting units.
5. Derivatives:
Objectives and Strategies for Using Derivative Instruments
Commodity Price Risk
     We utilize a cash flow hedging program to mitigate our exposure to volatility in the prices of metal commodities used in our production processes. The hedging program includes the use of futures contracts. We enter into these contracts based on our hedging strategy, a dollar cost averaging strategy. As part of this strategy, a higher percentage of commodity price exposures are hedged near term with lower percentages hedged at future dates. This strategy provides us with protection against near-term price volatility. Upon entering into futures contracts, we lock in prices and are subject to derivative losses should the metal commodity prices decrease and gains should the prices increase.
Interest Rate Risk
     A portion of our debt bears interest at variable interest rates and therefore, we are subject to variability in cash paid for interest expense. In order to mitigate a portion of the risk, we use a hedging strategy to eliminate the variability of cash flows in the interest payments associated with the first $100 million outstanding under our revolving credit facility that is solely due to changes in the benchmark interest rate. This strategy allows us to fix a portion of our variable interest payments.
Foreign Currency Risk
     Foreign currency exchange rate movements create a degree of risk by affecting the U.S. dollar value of assets and liabilities arising in foreign currencies. Our objective for entering into foreign currency forward contracts is to mitigate the impact of short-term currency exchange rate movements on certain short-term intercompany transactions. In order to meet that objective, we periodically enter into foreign currency forward contracts that act as economic hedges against changes in foreign currency exchange rates. These forward contracts are not designated as hedges and generally expire within three months. By entering into these forward contracts, we lock in exchange rates that would otherwise cause losses should the U.S. dollar appreciate and gains should the U.S. dollar depreciate.
Cash Flow Hedges
     We include gains or losses from our commodity cash flow hedges in accumulated other comprehensive income (“AOCI”). The gains or losses related to commodity price hedges are expected to be reclassified into earnings based on the prices of the commodities at the settlement dates. Assuming that commodity prices remain constant, $3.6 million of derivative gains are expected to be reclassified into earnings within the next 12 months. Commodity futures contracts that are designated as cash flow hedges and are in place as of June 30, 2011 are scheduled to mature through November 2012.
     We also include gains or losses in AOCI from our $100 million pay-fixed, receive-variable interest rate swap with a financial institution at a fixed interest rate of 2.66%. The variable portion of the interest rate swap is tied to 1-Month LIBOR (the benchmark interest rate). On a monthly basis, the interest rates under both the interest rate swap and the underlying debt are reset, the swap is settled with the counterparty, and interest is paid. Assuming that the interest rate environment remains constant, $1.4 million of derivative losses are expected to be reclassified into earnings within the next 12 months. The interest rate swap expires October 12, 2012.
     We recorded the following amounts related to our cash flow hedges (in millions):

	As of	As of
	June 30,	December 31,
	2011	2010
Commodity Price Hedges:
Gains included in AOCI, net of tax	$(3.7)	$(11.7)
Provision for income taxes	2.1	6.7
Interest Rate Swap:
Losses included in AOCI, net of tax	$1.8	$2.3
Benefit from income taxes	(1.1)	(1.3)
     We had the following outstanding commodity futures contracts designated as cash flow hedges (in millions):

	As of	As of
	June 30,	December 31,
	2011	2010
	(pounds)	(pounds)
Copper	18.6	18.5
Derivatives not Designated as Cash Flow Hedges
     For commodity derivatives not designated as cash flow hedges, we follow the same hedging strategy as derivatives designated as cash flow hedges. We elect not to designate these derivatives as cash flow hedges at the inception of the arrangement. We had the following outstanding commodity futures contracts not designated as cash flow hedges (in millions):

	As of	As of
	June 30,	December 31,
	2011	2010
	(pounds)	(pounds)
Copper	2.8	1.4
Aluminum	3.0	1.4
     We had the following outstanding foreign currency forward contracts not designated as cash flow hedges (in millions):

	As of	As of
	June 30,	December 31,
	2011	2010
Notional amounts:
Brazilian Real	3.6	5.6
Mexican Peso	160.0	138.0
Euros	7.8	15.6
British Pounds	5.0	2.0

Information About the Location and Amounts of Derivative Instruments
     The following table provides the location and amounts of derivative fair values in the Consolidated Balance Sheets and derivative gains and losses in the Consolidated Statements of Operations (in millions):

	Fair Values of Derivative Instruments(1)
	Derivatives Designated as		Derivatives Not Designated as
	Hedging Instruments		Hedging Instruments
	As of June 30,	As of December 31,	As of June 30,	As of December 31,
	2011	2010	2011	2010
Current Assets:
Other Assets
Commodity futures contracts	$5.8	$17.4	$0.3	$1.4
Foreign currency forward contracts	—	—	0.4	0.2

Non-Current Assets:
Other Assets, net
Commodity futures contracts	—	1.3	—	0.1

Total Assets	$5.8	$18.7	$0.7	$1.7

Current Liabilities:
Accrued Expenses
Interest rate swap	$2.2	$2.2	$—	$—
Foreign currency forward contracts	—	—	0.1	—

Non-Current Liabilities:
Other Liabilities
Interest rate swap	0.7	1.4	—	—

Total Liabilities	$2.9	$3.6	$0.1	$—

(1)	All our derivative instruments are classified as Level 2 within the fair value hierarchy. For more information on other fair value measurements, see Note 15.

Derivatives in Cash Flow Hedging Relationships
	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Amount of Loss or (Gain) Reclassified from AOCI into Income (Effective Portion):
Commodity futures contracts(1)	$(4.7)	$(4.8)	$(9.9)	$(7.6)
Interest rate swap(2)	0.6	0.6	1.2	1.2

	$(4.1)	$(4.2)	$(8.7)	$(6.4)

Amount of (Gain) or Loss Recognized in Income on Derivatives (Ineffective Portion):
Commodity futures contracts(3)	$—	$—	$—	$(0.1)

Derivatives Not Designated as Hedging Instruments
	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Amount of (Gain) or Loss Recognized in Income on Derivatives:
Commodity futures contracts(3)	$0.4	$1.0	$0.5	$0.6
Foreign currency forward contracts(3)	0.4	(0.1)	1.4	(0.8)

	$0.8	$0.9	$1.9	$(0.2)

(1)	The loss (gain) is recorded in Cost of goods sold in the accompanying Consolidated Statements of Operations.

(2)	The loss (gain) is recorded in Interest expense, net in the accompanying Consolidated Statements of Operations.

(3)	The loss (gain) is recorded in Losses and other expenses, net in the accompanying Consolidated Statements of Operations.
6. Income Taxes:
     As of June 30, 2011, we had approximately $1.1 million in total gross unrecognized tax benefits. Of this amount, $0.7 million (net of federal benefit on state issues), if recognized, would be recorded through the Consolidated Statement of Operations. As of June 30, 2011, we recognized $0.1 million (net of federal tax benefits) in interest and penalties in income tax expense in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740.
     The IRS completed its examination of our consolidated tax returns for the years ended 2008 — 2009 and reached a settlement on April 7, 2011, which resulted in an immaterial impact to the Consolidated Statements of Operations.
     We are currently under examination for our U.S. federal income taxes for 2010 and 2011 and are subject to examination by numerous other taxing authorities in the U.S. and in jurisdictions such as Australia, Belgium, France, Canada, and Germany. We are generally no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by taxing authorities for years before 2005.
     Since January 1, 2011, numerous states including Arizona, Illinois, New Jersey, Indiana and Michigan have enacted legislation effective for tax years beginning on or after January 1, 2011, including changes to rates, to apportionment methods and to overall taxation systems. We believe any adjustments will be immaterial.
7. Commitments and Contingencies:
     We are subject to contingencies that arise in the normal course of business, including product warranties and other product related contingencies, pending litigation, environmental matters and other guarantees or claims.
     We use a combination of third-party insurance and self-insurance plans (large deductible or captive) to provide protection against claims relating to contingencies such as workers’ compensation, general liability, product liability, property damage, aviation liability, directors’ and officers’ liability, auto liability, physical damage and other exposures. Self-insurance expense and liabilities are actuarially determined based on our historical claims information, as well as industry factors and trends. Because we have a captive insurance company, we are required to maintain specified levels of liquid assets from which we must pay claims. The majority of our self-insured risks (excluding auto liability and physical damage) will be paid over an extended period of time. There have been no material changes in our insurance liability since our latest fiscal year-end. We also maintain third-party insurance coverage for risks not retained within our large deductible or captive insurance plans. The self-insurance liabilities recorded in Accrued expenses in the accompanying Consolidated Balance Sheets were $66.5 million and $61.3 million as of June 30, 2011 and December 31, 2010, respectively.
Product Warranties and Product Related Contingencies
     Total liabilities for estimated product warranty are included in the following captions on the accompanying Consolidated Balance Sheets (in millions):

	As of	As of
	June 30,	December 31,
	2011	2010
Accrued expenses	$32.6	$31.2
Other liabilities	41.4	44.3

	$74.0	$75.5

     The changes in total product warranty liabilities for the first half of 2011 were as follows (in millions):

Total warranty liability as of December 31, 2010	$75.5
Payments made in 2011	(13.9)
Changes resulting from issuance of new warranties	13.3
Changes in estimates associated with pre-existing liabilities	(2.7)
Changes in foreign currency translation rates and other	1.8

Total warranty liability as of June 30, 2011	$74.0

     At the end of each accounting period, we evaluate our warranty liabilities and during the second quarter of each year, we perform a complete re-evaluation of our heating, ventilation and air conditioning (“HVAC”) warranty liabilities. As a result of this re-evaluation, we decreased our warranty liability by $2.5 million.
     We incur the risk of liability claims for the installation and service of heating and air conditioning products, and we maintain liabilities for those claims that we self-insure. We are involved in various claims and lawsuits related to our products. Our product liability insurance policies have limits that, if exceeded, may result in substantial costs that could have an adverse effect on our results of operations. In addition, warranty claims are not covered by our product liability insurance and certain product liability claims also may not be covered by our product liability insurance. There have been no material changes in the circumstances that affect our product warranties since our latest fiscal year-end.
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
     In addition to normal product warranty, we identified a product quality issue in a heating and cooling product line produced in 2006 and 2007 that we believe resulted from a vendor-supplied materials quality issue. The expense for this product quality issue, and the related liability, is not included in the above tables related to our estimated warranty liabilities. We did not incur any additional expense in the first six months of 2011; however, we may incur additional charges in the future as more information becomes available. We decreased this liability by $1.4 million in the second quarter of 2011 to adjust the estimated claim cost based on historical claims paid. The changes in the accrued product quality issue for the first half of 2011 were as follows (in millions):

Total accrued product quality issue as of December 31, 2010	$16.0
Product quality claims	(3.7)
Changes in estimates associated with pre-existing liabilities	(1.4)

Total accrued product quality issue as of June 30, 2011	$10.9

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
     We were the defendant in a class action lawsuit related to certain hearth products we produced and sold that claimed such products are hazardous and that consumers were not adequately warned. On August 23, 2010, the Company and plaintiffs entered into a binding Memorandum of Understanding (“MOU”) and reached tentative terms for settlement of the case. At the parties’ request, the court stayed the lawsuit shortly after the MOU was signed. On June 10, 2011, the litigation of this matter concluded when the court issued its Order Granting Final Approval of Class Settlement; Final Judgment and Order of Dismissal. We had $9.4 million in expenses to date related to this matter and made minor adjustments to the reserve in the second quarter of 2011.

     Our obligations under the Lake Park Lease are secured by a pledge of our interest in the leased property and are also guaranteed by us and certain of our subsidiaries. The Lake Park Lease, as amended, contains restrictive covenants that are consistent with those of our domestic revolving credit facility. We were in compliance with these financial covenants as of June 30, 2011.
8. Lines of Credit and Financing Arrangements:
     The following tables summarize our outstanding debt obligations and the classification in the accompanying Consolidated Balance Sheets (in millions):

	As of June 30,	As of December 31,
	2011	2010
Short-Term Debt:
Foreign obligations	$6.7	$1.4

Total short-term debt	$6.7	$1.4

Current maturities of long-term debt:	$0.4	$0.6

Long-Term Debt:
Capital lease obligations	16.8	17.0
Domestic revolving credit facility	354.0	100.0
Senior unsecured notes	200.0	200.0

Total long-term debt	$570.8	$317.0

Total debt	$577.9	$319.0

Short-Term Debt
Foreign Obligations
     Through several of our foreign subsidiaries, we have $4.1 million in committed combined foreign facilities to assist in financing seasonal borrowing needs for our foreign locations. We had $4.1 million and $10.1 million of available capacity as of June 30, 2011 and December 31, 2010, respectively. Our foreign obligations of $6.7 million represented borrowings under non-committed facilities.
Asset Securitization
     Under a revolving period asset securitization arrangement (“ASA”), we are eligible to sell beneficial interests in a portion of our trade accounts receivable to participating financial institutions for cash. The arrangement is subject to renewal and contains a provision whereby we retain the right to repurchase all of the outstanding beneficial interests transferred. Our continued involvement with the transferred assets includes servicing, collection and administration of the transferred beneficial interests. The sale of the beneficial interests in our trade accounts receivable are reflected as secured borrowings in the accompanying Consolidated Balance Sheets and proceeds received are included in cash flows from financing activities in the accompanying Consolidated Statements of Cash Flows. The ASA provides for a maximum securitization amount of $100.0 million or 100% of the net pool balance as defined by the ASA. However, eligibility for securitization is limited based on the amount and quality of the qualifying accounts receivable and is calculated monthly. The beneficial interest sold cannot exceed the maximum amount even if our qualifying accounts receivable is greater than the maximum amount at any point in time. During the second quarter, the average amount of beneficial interest sold under the ASA was $60.2 million. We did not have any beneficial interest sold as of June 30, 2011. The eligible amounts available and beneficial interests sold were as follows (in millions):

	As of	As of
	June 30,	December 31,
	2011	2010
Eligible amount available under the ASA on qualified accounts receivable	$100.0	$100.0
Beneficial interest sold	—	—

Remaining amount available	$100.0	$100.0

     Under the ASA, we pay certain discount fees to use the program and have the facility available to us. These fees relate to both the used and unused portions of the securitization. The used fee is based on the beneficial interest sold and calculated on the average floating commercial paper rate determined by the purchaser of the beneficial interest, plus a program fee of 0.75%. The rate as of June 30, 2011 was 1.00% and the rate at December 31, 2010 was 1.06%. The unused fee is based on 102% of the maximum available amount less the beneficial interest sold and calculated at a 0.375% fixed rate throughout the term of the agreement. We recorded these fees in Selling, General and Administrative Expenses in the accompanying Consolidated Statements of Operations. The amounts recorded were as follows (in millions):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Discount fees	$0.1	$0.1	$0.2	$0.3
     The ASA contains certain restrictive covenants relating to the quality of our accounts receivable and cross-default provisions with our domestic revolving credit facility and senior unsecured notes. The administrative agent under the ASA is also a participant in our domestic revolving credit facility. The participating financial institution has an investment grade credit rating and we continue to evaluate its credit rating. We have no reason to believe it will not perform under the ASA. As of June 30, 2011, we were in compliance with all covenant requirements.
Long-Term Debt
Domestic Revolving Credit Facility
     Under the $650 million domestic revolving credit facility, we had outstanding borrowings of $354.0 million and $77.5 million committed to standby letters of credit as of June 30, 2011. Subject to covenant limitations, $218.5 million was available for future borrowings. Included in this facility is a subfacility for swingline loans of up to $50 million of which $29 million was outstanding at June 30, 2011. This domestic revolving credit facility provides for issuance of letters of credit for the full amount of the credit facility and matures in October 2012.
     Our weighted average borrowing rate on the facility was as follows:

	As of June 30,	As of December 31,
	2011	2010
Weighted average borrowing rate	1.01%	0.96%
     Our domestic revolving credit facility contains financial covenants relating to leverage and interest coverage. Other covenants contained in the domestic revolving credit facility restrict, among other things, mergers, asset dispositions, guarantees, debt, liens, acquisitions, investments, affiliate transactions and our ability to make restricted payments. The financial covenants require us to maintain a defined Consolidated Indebtedness to Adjusted EBITDA Ratio and a Cash Flow (defined as EBITDA minus capital expenditures) to Net Interest Expense Ratio. The required ratios under our domestic revolving credit facility as of June 30, 2011 are detailed below:

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
     Each of our major debt agreements contains provisions by which a default under one agreement causes a default in the others (a cross default). If a cross default under the revolving credit facility, our senior unsecured notes, or our ASA were to occur, it could have a wider impact on our liquidity than might otherwise occur from a default of a single debt instrument or lease commitment.
     If any event of default occurs and is continuing, lenders with a majority of the aggregate commitments may require the administrative agent to terminate our right to borrow under our domestic revolving credit facility and accelerate amounts due under our domestic revolving credit facility (except for a bankruptcy event of default, in which case such amounts will automatically become due and payable and the lenders’ commitments will automatically terminate). As of June 30, 2011, we were in compliance with all covenant requirements.
Senior Unsecured Notes
     We issued $200.0 million of senior unsecured notes in May 2010 through a public offering. Interest is paid semiannually on May 15 and November 15 at a fixed interest rate of 4.90% per annum. These notes mature on May 15, 2017.
     The notes are guaranteed, on a senior unsecured basis, by each of our domestic subsidiaries that guarantee payment by us of any indebtedness under our domestic revolving credit facility. The indenture governing the notes contains covenants that, among other things, limit our ability and the ability of the subsidiary guarantors to: create or incur certain liens; enter into certain sale and leaseback transactions; enter into certain mergers, consolidations and transfers of substantially all of our assets; and transfer certain properties. The indenture also contains a cross default provision which is triggered if we default on other debt of at least $75 million in principal which is then accelerated, and such acceleration is not rescinded within 30 days of the notice date. As of June 30, 2011, we were in compliance with all covenant requirements and these covenants have not changed from December 31, 2010.
Credit Rating
     At June 30, 2011, our senior credit ratings were Baa3, with a stable outlook, and BBB-, with a stable outlook by Moody’s and Standard & Poor’s Rating Group (“S&P”), respectively.
Other Financing Arrangements
     In the first quarter 2010, our captive insurance subsidiary entered into an agreement in which cash was placed into a trust for the benefit of a third-party insurance provider. The purpose of the trust is to pay workers compensation claims for policy years 2003 — 2009 until the liabilities are fully extinguished. These policies were written by the third-party insurance provider, and then reinsured by our captive insurance subsidiary. In the second quarter of 2011, we changed how these claims were secured. Substantially all claims for the workers compensation claims for policy years 2003-2009 are now secured by standby letters of credit. As of June 30, 2011 and December 31, 2010, we had $0.5 million and $12.2 million, respectively, in Restricted Cash on the accompanying Consolidated Balance Sheets to pay these claims.
9. Pension and Postretirement Benefit Plans:
     The components of net periodic benefit cost were as follows (in millions):

	For the Three Months Ended June 30,
	2011	2010	2011	2010
	Pension Benefits		Other Benefits
Service cost	$1.3	$1.3	$0.2	$0.2
Interest cost	4.5	4.4	0.3	0.2
Expected return on plan assets	(4.8)	(4.9)	—	—
Amortization of prior service cost	0.1	0.1	(0.5)	(0.5)
Amortization of net loss	1.7	2.1	0.3	0.3
Settlements or curtailments	0.2	—	—	—

Total net periodic pension cost	$3.0	$3.0	$0.3	$0.2

	For the Six Months Ended June 30,
	2011	2010	2011	2010
	Pension Benefits		Other Benefits
Service cost	$2.7	$2.5	$0.4	$0.4
Interest cost	9.0	8.8	0.5	0.4
Expected return on plan assets	(9.5)	(9.7)	—	—
Amortization of prior service cost	0.2	0.2	(1.0)	(1.0)
Amortization of net loss	3.5	4.3	0.6	0.6
Settlements or curtailments	1.6	—	—	—

Total net periodic pension cost	$7.5	$6.1	$0.5	$0.4

10. Comprehensive Income:
     The changes in the components of other comprehensive income, net of taxes, were as follows (in millions):

	For the Six Months Ended
	June 30,
	2011	2010
Net income	$37.8	$46.7
Foreign currency translation adjustments, net	27.7	(18.7)
Derivatives and other, net of tax benefit of $4.4 and $5.2 in 2011 and 2010, respectively.	(10.6)	(5.6)

Comprehensive income	$54.9	$22.4

11. Stock-Based Compensation:
     The Lennox International Inc. 2010 Incentive Plan, as amended and restated provides for various long-term incentive awards, which include stock options, performance share units, restricted stock units and stock appreciation rights. Net stock-based compensation expense recognized was as follows (in millions):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Net stock-based compensation expense	$4.2	$3.4	$9.1	$7.7
     These expenses are included in Selling, General and Administrative Expenses in the accompanying Consolidated Statements of Operations.
12. Restructuring Charges:
     As part of our strategic priorities of manufacturing and sourcing excellence and expense reduction, we initiated various manufacturing rationalization actions designed to lower our cost structure. We expanded these expense reductions across the organization by initiating a number of activities to rationalize and reorganize various support and administrative functions. Restructuring charges are not included in our calculation of segment profit (loss), see Note 14 for further discussion. Detailed below are the restructuring activities that we anticipate incurring additional expense in 2011.
2010 Plans
Refrigeration
     We began to exit certain Refrigeration manufacturing operations in Milperra, Australia in 2010, specifically our OEM coil manufacturing and contract coil. In the first quarter of 2010, we began to exit the OEM coil manufacturing with total expected restructuring charges of $5.3 million composed of $3.9 million in severance, $1.2 million in asset impairment charges, and $0.2 million in other charges. We reversed approximately $0.5 million in severance in the first half of 2011 to adjust estimated charges to actual. This activity was substantially complete in 2010. We initiated the restructuring activities related to exiting contract coil manufacturing in the third quarter of 2010. The total expected restructuring charges related to this activity were $4.8 million composed of $3.1 million in severance, $0.4 million in asset impairment and accelerated depreciation, and $1.3 million in other charges. In the first half of 2011, we recognized $0.7 million in other plant closure costs related to these restructuring activities.
Service Experts
     We began to reorganize certain administrative functions and the management structure of our Service Experts business in 2010 and initiated two actions. The first action, started in the second quarter of 2010, was to reorganize the administrative operations of an acquired company. This project was completed in 2010. The second action, initiated in the fourth quarter of 2010, was to reorganize the management structure of our Service Experts business. Expected restructuring charges for this project are $2.8 million and consist of $1.6 million in severance charges, $0.2 million in lease termination costs, and $1.0 million in other restructuring costs. We anticipate this action to complete in the third quarter of 2011. We recognized $1.7 million in severance, lease termination and other costs in the first half of 2011.
2009 and Prior Plans
Refrigeration
     In the fourth quarter of 2009, we began to consolidate certain Refrigeration manufacturing operations located in Parets, Spain into our existing operations in Genas, France. This activity had total restructuring charges of $8.4 million, consisting of $6.1 million in severance, $1.2 million in asset impairment and equipment moves, and $1.1 million in other charges, and was substantially complete by the fourth quarter of 2010.
Commercial Heating & Cooling
     We completed the consolidation of certain manufacturing operations from Mions, France into our Longvic, France operations in the first quarter of 2010. This activity had total restructuring charges of $6.3 million which consisted primarily of severance charges. We reversed $0.1 million in severance charges in the first half of 2011 to adjust estimated charges to actual.
Residential Heating & Cooling
     Included in our 2009 and Prior Plans was a consolidation of our manufacturing operations from Blackville, South Carolina into our Orangeburg, South Carolina and Saltillo, Mexico operations. The consolidation is expected to be complete by the fourth quarter of 2011 with expected total restructuring charges of $13.7 million. These charges consist of $3.0 million in severance, $7.1 million in equipment moves, asset impairment and accelerated depreciation, and $3.6 million in other costs. We recognized $0.6 million in restructuring charges in the first half of 2011 related to other plant closure costs.

Regional Distribution Network
     In the fourth quarter of 2008, we commenced the transition of activities performed at our North American Parts Center in Des Moines, Iowa to other locations, including our North American Distribution Center in Marshalltown, Iowa. To date, we incurred $3.5 million, primarily severance costs, and we expect the total cost to be $4.4 million. The total expected costs of this project include $2.9 million in severance costs, $0.5 million in moving costs, and $1.0 million in other costs. In the first half of 2011, we recognized $0.3 million primarily in other restructuring charges.
Total Restructuring
     Information regarding the restructuring charges for all plans is as follows (in millions):

			Total
	Charges	Charges	Charges
	Incurred in	Incurred to	Expected to
	2011	Date	be Incurred
Severance and related expense	$—	$50.5	$50.7
Asset write-offs and accelerated depreciation	0.4	11.6	11.6
Equipment moves	0.3	1.5	2.2
Lease termination	0.2	2.6	2.6
Other	2.7	7.5	9.6

Total	$3.6	$73.7	$76.7

Information regarding the restructuring charges by segment is as follows (in millions):

			Total
	Charges	Charges	Charges
	Incurred in	Incurred to	Expected to
	2011	Date	be Incurred
Residential Heating & Cooling	$0.9	$16.5	$18.9
Commercial Heating & Cooling	(0.1)	16.6	16.8
Service Experts	0.7	23.6	24.0
Refrigeration	2.1	5.5	5.5
Corporate & Other	—	11.5	11.5

Total	$3.6	$73.7	$76.7

     Restructuring reserves are included in Accrued Expenses in the accompanying Consolidated Balance Sheets. The table below details activity within the restructuring reserves for the first half of 2011 (in millions):

	Balance as of	Charged		Non-Cash	Balance as of
	December 31,	to	Cash	Utilization	June 30,
Description of Reserves	2010	Earnings	Utilization	and Other	2011
Severance and related expense	$6.2	$—	$(2.7)	$—	$3.5
Asset write-offs and accelerated depreciation	—	0.4	—	(0.4)	—
Equipment moves	—	0.3	(0.3)	—	—
Lease termination	0.3	0.2	(0.3)	—	0.2
Other	0.7	2.7	(3.4)	—	—

Total restructuring reserves	$7.2	$3.6	$(6.7)	$(0.4)	$3.7

13. Earnings Per Share:
     Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net income by the sum of the weighted-average number of shares and the number of equivalent shares assumed outstanding, if dilutive, under our stock-based compensation plans.

     The computations of basic and diluted earnings per share for Income from Continuing Operations were as follows (in millions, except per share data):

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income	$45.0	$48.3	$37.8	$46.7
Add: Loss from discontinued operations	—	0.4	—	0.7

Income from continuing operations	$45.0	$48.7	$37.8	$47.4

Weighted-average shares outstanding — basic	53.2	55.1	53.4	55.6
Effect of diluted securities attributable to stock-based payments	1.1	1.2	1.1	1.2

Weighted-average shares outstanding — diluted	54.3	56.3	54.5	56.8

Earnings per share from continuing operations:
Basic	$0.85	$0.88	$0.71	$0.85
Diluted	$0.83	$0.86	$0.69	$0.83
     Stock appreciation rights were outstanding, but not included in the diluted earnings per share calculation because the assumed exercise of such rights would have been anti-dilutive. The details are as follows:

	For the Six Months Ended June 30,
	2011	2010
Number of shares	464,314	546,289
Price ranges per share	$46.78	$$36.94
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

     We use segment profit or loss as the primary measure of profitability to evaluate operating performance and to allocate capital resources. We define segment profit or loss as a segment’s income or loss from continuing operations before income taxes included in the accompanying Consolidated Statements of Operations excluding certain items. The reconciliation below details the items excluded.
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
     Net sales and segment profit (loss) by business segment, along with a reconciliation of segment profit (loss) to Income from Continuing Operations Before Income Taxes are shown below (in millions):

	For the Three Months		For the Six Months Ended
	Ended June 30,		June 30,
	2011	2010	2011	2010
Net Sales
Residential Heating & Cooling	$395.1	$413.4	$667.1	$697.6
Commercial Heating & Cooling	198.3	175.8	337.1	295.4
Service Experts	145.4	167.6	261.9	294.7
Refrigeration	217.5	139.8	392.6	271.2
Eliminations (1)	(19.3)	(24.5)	(34.0)	(42.7)

	$937.0	$872.1	$1,624.7	$1,516.2

Segment Profit (Loss)(2)
Residential Heating & Cooling	$33.2	$52.5	$32.0	$59.6
Commercial Heating & Cooling	27.1	27.8	33.0	31.3
Service Experts	3.2	12.8	(5.0)	8.2
Refrigeration	21.4	15.3	35.0	30.2
Corporate and other	(11.6)	(19.6)	(26.0)	(32.8)
Eliminations (1)	0.2	(0.3)	(0.3)	(0.2)

Subtotal that includes segment profit and eliminations	73.5	88.5	68.7	96.3
Reconciliation to income from continuing operations before income taxes:
Special product quality adjustment	(2.4)	—	(2.4)	—
Items in losses and other expenses, net that are excluded from segment profit (3)	1.0	6.0	2.0	6.2
Restructuring charges	2.4	3.2	3.6	10.3
Interest expense, net	4.3	3.1	8.4	5.6
Other expense, net	0.1	0.1	0.1	0.1

Income from continuing operations before income taxes	$68.1	$76.1	$57.0	$74.1

(1)	Eliminations consist of intercompany sales between business segments, such as products sold to Service Experts by the Residential Heating & Cooling segment.

(2)	We define segment profit and loss as a segment’s income or loss from continuing operations before income taxes included in the accompanying Consolidated Statements of Operations: Excluding:
•	Special product quality adjustments.

•	Items within Losses and Other Expenses, net that are noted in (3).

•	Restructuring charges.

•	Goodwill and equity method investment impairments.

•	Interest expense, net.

•	Other expense, net.

(3)	Items in Losses and Other Expenses, net that are excluded from segment profit are net change in unrealized gains and/or losses on open futures contracts, discount fee on accounts sold, realized gains and/or losses on marketable securities, special legal contingency charge, and other items.
     Total assets by business segment are shown below (in millions). The assets in the Corporate segment are primarily comprised of cash and deferred tax assets. Assets recorded in the operating segments represent those assets directly associated with those segments.

	As of	As of
	June 30,	December 31,
	2011	2010
Total Assets
Residential Heating & Cooling	$669.7	$519.8
Commercial Heating & Cooling	316.1	252.7
Service Experts	197.7	186.2
Refrigeration	590.0	389.7
Corporate and other	257.4	354.9
Eliminations(1)	(11.9)	(11.3)

Total assets	$2,019.0	$1,692.0

(1)	Eliminations consist of net intercompany receivables and intercompany profit included in inventory from products sold between business segments, such as products sold to Service Experts by the Residential Heating & Cooling segment.
15. Fair Value Measurements:
Assets and Liabilities Measured at Fair Value on a Recurring Basis
     The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (in millions):

	Quoted Prices in Active Markets for
	Identical Assets (Level 1)
	As of June 30,	As of December 31,
	2011	2010
Assets:
Investment in marketable equity securities (1)	$13.7	$18.0

(1)	Investment in marketable equity securities is recorded in Other Assets, net in the accompanying Consolidated Balance Sheets.
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

	As of June 30,	As of December 31,
	2011	2010
Long-term debt (1)	$366.7	$114.6
Senior unsecured notes	202.6	203.0

(1)	Long-term debt includes our domestic revolving credit facility, capital lease obligations, foreign obligations and any related current maturities.
16. Condensed Consolidating Financial Statements
     The Company’s senior unsecured notes are unconditionally guaranteed by certain of the Company’s subsidiaries (the “Guarantor Subsidiaries”) while they are not by other subsidiaries (the “Non-Guarantor Subsidiaries”). As a result of the guarantee arrangements, we are required to present the following condensed consolidating financial statements. During the first quarter of 2011, our guarantor and non-guarantor subsidiary structure changed as required by our credit facility due to the Kysor/Warren acquisition. Three subsidiaries previously classified as non-guarantor subsidiaries as of December 31, 2010 are now classified as guarantor subsidiaries as of June 30, 2011. These changes will be reflected in the condensed consolidating financial statements for periods after December 31, 2010.
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
     Condensed consolidating financial statements of the Company, its Guarantor Subsidiaries and Non-Guarantor Subsidiaries as of June 30, 2011 and December 31, 2010 and for the three and six months ended June 30, 2011 and 2010 are shown below:
Condensed Consolidating Balance Sheets
As of June 30, 2011
(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$0.2	$27.5	$48.8	$—	$76.5
Restricted cash	—	—	0.5	—	0.5
Accounts and notes receivable, net	(799.3)	897.3	429.4	(2.0)	525.4
Inventories, net	—	330.4	135.2	(5.5)	460.1
Deferred income taxes, net	8.1	30.7	9.5	(4.3)	44.0
Other assets	27.3	21.6	117.3	(107.3)	58.9

Total current assets	(763.7)	1,307.5	740.7	(119.1)	1,165.4
PROPERTY, PLANT AND EQUIPMENT, net	—	263.0	84.1	(0.1)	347.0
GOODWILL	—	111.7	214.2	—	325.9
DEFERRED INCOME TAXES	(3.0)	80.1	23.3	(13.1)	87.3
OTHER ASSETS, net	2,097.0	526.6	34.5	(2,564.7)	93.4

TOTAL ASSETS	$1,330.3	$2,288.9	$1,096.8	$(2,697.0)	$2,019.0

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$64.2	$—	$6.9	$(64.4)	$6.7
Current maturities of long-term debt	—	0.4	—	—	0.4
Accounts payable	9.6	250.6	102.9	8.7	371.8
Accrued expenses	7.1	217.6	103.8	(28.9)	299.6
Income taxes payable	13.6	2.3	1.7	(17.6)	—

Total current liabilities	94.5	470.9	215.3	(102.2)	678.5
LONG-TERM DEBT	554.0	16.8	111.2	(111.2)	570.8
POSTRETIREMENT BENEFITS, OTHER THAN PENSIONS	—	15.7	—	—	15.7
PENSIONS	—	79.1	9.9	—	89.0
OTHER LIABILITIES	6.6	55.4	16.6	(14.6)	64.0

Total liabilities	655.1	637.9	353.0	(228.0)	1,418.0
COMMITMENTS AND CONTINGENCIES
TOTAL STOCKHOLDERS’ EQUITY	675.2	1,651.0	743.8	(2,469.0)	601.0

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,330.3	$2,288.9	$1,096.8	$(2,697.0)	$2,019.0

Condensed Consolidating Statements of Operations
For the Three Months Ended June 30, 2011
(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET SALES	$—	$744.9	$243.9	$(51.8)	$937.0
COST OF GOODS SOLD	0.1	556.7	184.2	(51.6)	689.4

Gross profit	(0.1)	188.2	59.7	(0.2)	247.6
OPERATING EXPENSES:
Selling, general and administrative expenses	—	130.7	44.4	0.1	175.2
Losses (gains) and other expenses, net	1.3	(0.3)	(0.2)	0.1	0.9
Restructuring charges	—	2.5	(0.1)	—	2.4
(Income) loss from equity method investments	(55.1)	(6.8)	(2.6)	61.1	(3.4)

Operational income (loss) from continuing operations	53.7	62.1	18.2	(61.5)	72.5
INTEREST EXPENSE, net	4.0	(1.0)	1.2	0.1	4.3
OTHER EXPENSE, net	—	—	0.1	—	0.1

Income (loss) from continuing operations before income taxes	49.7	63.1	16.9	(61.6)	68.1
(BENEFIT FROM) PROVISIONS FOR INCOME TAXES	(1.7)	19.5	5.3	—	23.1

Net income (loss)	$51.4	$43.6	$11.6	$(61.6)	$45.0

Condensed Consolidating Statements of Operations
For the Six Months Ended June 30, 2011
(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET SALES	$—	$1,260.8	$460.4	$(96.5)	$1,624.7
COST OF GOODS SOLD	0.1	959.5	349.6	(97.2)	1,212.0

Gross profit	(0.1)	301.3	110.8	0.7	412.7
OPERATING EXPENSES:
Selling, general and administrative expenses	—	258.4	90.5	—	348.9
Losses (gains) and other expenses, net	2.2	(1.2)	(0.4)	—	0.6
Restructuring charges	—	3.2	0.4	—	3.6
(Income) loss from equity method investments	(48.9)	(5.7)	(4.9)	53.6	(5.9)

Operational income (loss) from continuing operations	46.6	46.6	25.2	(52.9)	65.5
INTEREST EXPENSE, net	8.0	(1.8)	2.2	—	8.4
OTHER EXPENSE, net	—	—	0.1	—	0.1

Income (loss) from continuing operations before income taxes	38.6	48.4	22.9	(52.9)	57.0
(BENEFIT FROM) PROVISIONS FOR INCOME TAXES	(3.5)	14.5	7.9	0.3	19.2

Net income (loss)	$42.1	$33.9	$15.0	$(53.2)	$37.8

Condensed Consolidating Balance Sheets
As of December 31, 2010
(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$81.1	$14.7	$64.2	$—	$160.0
Restricted cash	—	—	12.2	—	12.2
Accounts and notes receivable, net	(1,169.7)	933.3	613.2	8.0	384.8
Inventories, net	—	163.7	128.7	(6.2)	286.2
Deferred income taxes, net	—	27.6	12.1	(3.0)	36.7
Other assets	19.3	21.0	121.2	(94.5)	67.0

Total current assets	(1,069.3)	1,160.3	951.6	(95.7)	946.9
PROPERTY, PLANT AND EQUIPMENT, net	—	202.8	121.6	(0.1)	324.3
GOODWILL	—	50.8	225.8	(4.8)	271.8
DEFERRED INCOME TAXES	—	77.3	22.6	(12.7)	87.2
OTHER ASSETS, net	2,068.3	415.6	51.8	(2,473.9)	61.8

TOTAL ASSETS	$999.0	$1,906.8	$1,373.4	$(2,587.2)	$1,692.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$31.1	$—	$1.8	$(31.5)	$1.4
Current maturities of long-term debt	—	0.2	0.4	—	0.6
Accounts payable	8.1	133.1	131.0	1.6	273.8
Accrued expenses	6.6	262.0	115.5	(49.6)	334.5
Income taxes payable	(36.1)	30.6	28.3	(17.5)	5.3

Total current liabilities	9.7	425.9	277.0	(97.0)	615.6
LONG-TERM DEBT	300.0	5.4	139.6	(128.0)	317.0
POSTRETIREMENT BENEFITS, OTHER THAN PENSIONS	—	15.9	—	—	15.9
PENSIONS	—	77.4	10.7	—	88.1
OTHER LIABILITIES	5.8	46.8	25.9	(12.8)	65.7

Total liabilities	315.5	571.4	453.2	(237.8)	1,102.3
COMMITMENTS AND CONTINGENCIES
TOTAL STOCKHOLDERS’ EQUITY	683.5	1,335.4	920.2	(2,349.4)	589.7

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$999.0	$1,906.8	$1,373.4	$(2,587.2)	$1,692.0

Condensed Consolidating Statements of Operations
For the Three Months Ended June 30, 2010
(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET SALES	$—	$614.3	$329.9	$(72.1)	$872.1
COST OF GOODS SOLD	0.1	434.8	244.6	(72.1)	607.4

Gross profit	(0.1)	179.5	85.3	—	264.7
OPERATING EXPENSES:
Selling, general and administrative expenses	—	130.9	49.6	—	180.5
Losses (gains) and other expenses, net	1.6	4.6	(0.5)	0.1	5.8
Restructuring charges	—	1.2	2.1	(0.1)	3.2
(Income) loss from equity method investments	(56.0)	(6.4)	(4.1)	62.4	(4.1)

Operational
income (loss) from continuing operations	54.3	49.2	38.2	(62.4)	79.3
INTEREST EXPENSE, net	0.3	1.9	0.9	—	3.1
OTHER EXPENSE, net	—	—	0.1	—	0.1

Income (loss) from continuing operations before income taxes	54.0	47.3	37.2	(62.4)	76.1
(BENEFIT FROM) PROVISIONS FOR INCOME TAXES	(0.8)	15.1	13.0	0.1	27.4

Income (loss) from continuing operations	54.8	32.2	24.2	(62.5)	48.7
Loss from discontinued operations	—	—	0.4	—	0.4

Net income (loss)	$54.8	$32.2	$23.8	$(62.5)	$48.3

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

Condensed Consolidating Statements of Cash Flows
For the Six Months Ended June 30, 2011
(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$51.0	$(184.9)	$(8.5)	$—	$(142.4)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the disposal of property, plant and equipment	—	0.7	0.2	—	0.9
Purchases of property, plant and equipment	—	(16.4)	(2.2)	—	(18.6)
Proceeds from sale of business	—	—	0.6	—	0.6
Acquisition of business	—	(139.8)	(7.9)	—	(147.7)
Restricted cash	—	—	11.7	—	11.7

Net cash used in investing activities	—	(155.5)	2.4	—	(153.1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term borrowings, net	—	—	5.1	—	5.1
Asset securitization borrowings	—	—	80.0	—	80.0
Asset securitization payments	—	—	(80.0)	—	(80.0)
Long-term payments	—	(0.4)	—	—	(0.4)
Revolver long-term borrowings	683.0	—	—	—	683.0
Revolver long-term payments	(429.0)	—	—	—	(429.0)
Proceeds from stock option exercises	1.3	—	—	—	1.3
Repurchases of common stock	(36.5)	—	—	—	(36.5)
Excess tax benefits related to share-based payments	1.5	—	—	—	1.5
Intercompany debt	35.8	(11.6)	(24.2)	—	—
Intercompany financing activity	(370.3)	365.2	5.1	—	—
Cash dividends paid	(17.7)	—	—	—	(17.7)

Net cash (used in) provided by financing activities	(131.9)	353.2	(14.0)	—	207.3
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(80.9)	12.8	(20.1)	—	(88.2)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	4.7	—	4.7
CASH AND CASH EQUIVALENTS, beginning of year	81.1	14.7	64.2	—	160.0

CASH AND CASH EQUIVALENTS, end of year	$0.2	$27.5	$48.8	$—	$76.5

Condensed Consolidating Statements of Cash Flows
For the Six Months Ended June 30, 2010
(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$26.9	$2.7	$(55.6)	$—	$(26.0)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the disposal of property, plant and equipment	—	—	0.1	—	0.1
Purchases of property, plant and equipment	—	(15.7)	(4.0)	—	(19.7)
Proceeds from sale of business	—	0.1	3.4	—	3.5
Acquisition of business	—	(6.4)	—	—	(6.4)
Restricted cash	—	—	(23.8)	—	(23.8)

Net cash used in investing activities	—	(22.0)	(24.3)	—	(46.3)
CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term borrowings, net	—	—	4.2	—	4.2
Long-term payments	(35.0)	—	(0.3)	—	(35.3)
Issuance of senior unsecured notes	199.8	—	—	—	199.8
Revolver long-term borrowings	579.5	—	—	—	579.5
Revolver long-term payments	(624.0)	—	—	—	(624.0)
Additional investment in affiliates	—	—	(1.0)	—	(1.0)
Proceeds from stock option exercises	1.4	—	—	—	1.4
Payments of deferred financing costs	(1.7)	—	—	—	(1.7)
Repurchases of common stock	(99.5)	—	—	—	(99.5)
Excess tax benefits related to share-based payments	2.6	—	—	—	2.6
Intercompany debt	(14.8)	8.4	6.4	—	—
Intercompany financing activity	(19.6)	23.6	(4.0)	—	—
Intercompany investments	(7.9)	—	7.9	—	—
Intercompany dividends	9.0	—	(9.0)	—	—
Cash dividends paid	(16.2)	—	—	—	(16.2)

Net cash (used in) provided by financing activities	(26.4)	32.0	4.2	—	9.8
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	0.5	12.7	(75.7)	—	(62.5)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	0.1	—	0.1
CASH AND CASH EQUIVALENTS, beginning of year	0.8	6.6	116.9	—	124.3

CASH AND CASH EQUIVALENTS, end of year	$1.3	$19.3	$41.3	$—	$61.9

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
Overview
     We operate in four reportable business segments of the heating, ventilation, air conditioning and refrigeration (‘HVACR’) industry. Our reportable segments consist of Residential Heating & Cooling, Commercial Heating & Cooling, Service Experts and Refrigeration. For more detailed information regarding our reportable segments, see Note 14 in the Notes to our Consolidated Financial Statements.
     Our fiscal year ends on December 31 and our interim fiscal quarters are each comprised of 13 weeks. For convenience, throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the 13-week periods comprising each fiscal quarter are denoted by the last day of the calendar quarter.
     Our products and services are sold through a combination of distributors, independent and company-owned dealer service centers, other installing contractors, wholesalers, manufacturers’ representatives, original equipment manufacturers and directly to national accounts. The demand for our products and services is seasonal and dependent on the weather. Warmer than normal summer temperatures generate strong demand for replacement air conditioning and refrigeration products and services and colder than normal winter temperatures have the same effect on heating products and services. Conversely, cooler than normal summers and warmer than normal winters depress the demand for HVACR products and services. In addition to weather, demand for our products and services is influenced by national and regional economic and demographic factors, such as interest rates, the availability of financing, regional population and employment trends, new construction, general economic conditions and consumer spending habits and confidence.
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
     The second quarter of the fiscal year is the beginning of summer, typically one of our most profitable quarters. However, our Residential Heating & Cooling and Service Experts businesses were weaker than the second quarter of 2010 due to consumer weakness, product mix due to the significant reduction in the federal tax credit and cooler temperatures in key regions during the current quarter. In 2010, the government had a $1,500 tax credit for high-efficiency heating and cooling products compared to a $500 tax credit in 2011. In 2010 we saw a number of full system replacements encouraged by the 2010 tax credit; whereas, in 2011 we are seeing replacement of components, rather than entire systems. Our Commercial Heating & Cooling and Refrigeration Businesses performed well in the second quarter of 2011 compared to 2010. Our Commercial Heating & Cooling business showed strong growth in the quarter with almost 13% revenue growth, largely driven by volume. The Refrigeration segment also showed strong growth with a 56% increase in net sales for the quarter. The increase in net sales for this segment was comprised of organic growth of 4%, excluding a 9% impact of foreign currency exchange rates, with the remainder of the growth from the acquisition of the Kysor/Warren business in January 2011.
     We are seeing margin pressure in all of our segments largely driven by commodity prices putting a strain on raw material and component costs. Margins were also negatively affected by mix from our Residential Heating & Cooling Segment. We are managing our pricing structure to offset a large portion of our commodity price increases on raw materials and components. We believe we are managing our other costs well and continue to look for ways to lower our controllable cost structure through manufacturing and sourcing excellence.
Key Financial Statistics
•	Net sales for the second quarter of 2011 increased to $937 million as compared to $872 million in 2010, or a 7% increase. The Kysor/Warren acquisition contributed 6% to the net sales growth and favorable currency exchange rates positively impacted our growth by 3%. We had a slight decline in overall net sales of 2% for LII excluding Kysor/Warren and currency impact.

•	Operational income for the second quarter of 2011 decreased to $73 million as compared to $79 million in 2010. The decline in operational income was primarily due to lower volume and lower margins from commodity headwinds.

•	Net income for the second quarter of 2011 was $45 million compared to $48 million in 2010. Diluted earnings per share from continuing operations were $0.83 in the second quarter of 2011 compared to diluted earnings per share from continuing operations of $0.86 in 2010.

•	Cash of $142 million was used in operating activities for the first half of 2011 compared to cash used in operating activities of $26 million in the first half of 2010. Cash used in operating activities was higher primarily due to higher working capital and higher incentive payouts in the first six months of 2011 compared to the first six months of 2010.

•	During the first half of 2011, we returned $53 million to shareholders through share repurchases and dividends.

     Second Quarter of 2011 Compared to Second Quarter of 2010 — Consolidated Results
Results of Operations
     The following table provides a summary of our financial results, including information presented as a percentage of net sales (dollars in millions):

	Three Months Ended June 30,
			Percent
	Dollars		Change	Percent Sales
	2011	2010	Fav/(Unfav)	2011	2010
Net sales	$937.0	$872.1	7.4%	100.0%	100.0%
Cost of goods sold	689.4	607.4	(13.5)	73.6	69.6

Gross profit	247.6	264.7	(6.5)	26.4	30.4
Selling, general and administrative expenses	175.2	180.5	2.9	18.7	20.7
Losses and other expenses, net	0.9	5.8	84.5	0.1	0.7
Restructuring charges	2.4	3.2	25.0	0.3	0.4
Income from equity method investments	(3.4)	(4.1)	(17.1)	(0.4)	(0.5)

Operational income	$72.5	$79.3	(8.6)%	7.7%	9.1%

Net income	$45.0	$48.3	(6.8)%	4.8%	5.5%

Net Sales
     Net sales increased 7% in the second quarter of 2011 compared to the second quarter of 2010. The Kysor/Warren acquisition added 6% to our net sales. Our price and mix were up 1% while sales volume was down 3% in the comparable period. The decline in volume was predominantly in our Residential Heating & Cooling and Service Experts segments partially offset by volume growth in our Commercial Heating & Cooling and Refrigeration segments. Changes in foreign currency exchange rates favorably impacted net sales by 3%. Excluding the impact from the Kysor/Warren acquisition and favorable foreign currency exchange rates, net sales in the second quarter of 2011 were down 2% from the second quarter of 2010.
Gross Profit
     Gross profit margins declined 400 basis points to 26% for the second quarter of 2011 when compared to gross profit margins of 30% in 2010. Commodity headwinds contributed approximately 155 basis points to the decline which was partially offset by improved price and mix of 80 basis points. In addition, gross profit margins were negatively impacted by 120 basis points from non-commodity costs changes and freight and distribution costs and 50 basis points from unfavorable foreign currency translation rates. Comparisons were also negatively impacted by 50 basis points from a less favorable warranty adjustment in the second quarter of 2011 compared to 2010.
Selling, General and Administrative Expenses
     Selling, general and administrative (“SG&A”) expenses decreased by $5 million in the second quarter of 2011 compared to 2010; and as a percentage of net sales, SG&A expenses declined to 19% in 2011 from 21% in 2010. The decline in SG&A expenses was principally due to an $11 million decline in 2011 incentive compensation expense largely offset from Kysor/Warren SG&A expenses included in 2011.

Losses and Other Expenses, Net
     Losses and other expenses, net for the second quarters of 2011 and 2010 included the following (in millions):

	Three Months Ended June 30,
	2011	2010
Realized gains on settled futures contracts	$(0.4)	$(0.4)
Unrealized loss on unsettled futures contracts not designated as cash flow hedges	0.7	1.3
Special legal contingency charge	(0.2)	4.5
Foreign currency exchange losses	0.4	0.1
Other items, net	0.4	0.3

Losses and other expenses, net	$0.9	$5.8

     The change in losses and other expenses, net is primarily due to the special legal contingency charge related to the class action lawsuit that concluded in the second quarter of 2011. Refer to Part II, Item 1 “Legal Proceedings” and Note 7 in the Notes to the Consolidated Financial Statements for more information.
Restructuring Charges
     Restructuring charges declined from $3 million in the second quarter of 2010 to $2 million in the second quarter of 2011. As we didn’t initiate any new large projects in the second quarter of 2011, the charges in this period related to minor charges from various open projects initiated in prior years, principally the reorganization of the Service Experts administrative functions and management structure. The restructuring charges from the second quarter of 2010 were primarily related to the consolidation of certain Refrigeration manufacturing operations from Parets, Spain into Genas, France. The remaining restructuring charges from the second quarter of 2010 were minor charges from various open projects initiated in 2010 and prior years.
Results from Equity Method and Other Equity Investments
     Investments over which we do not exercise control but have significant influence are accounted for using the equity method of accounting. Income from equity method investments decreased to $3 million in the second quarter of 2011 from $4 million in 2010, primarily from a slight decline in performance from our compressor manufacturing joint venture.
Interest Expense, Net
     Interest expense, net, increased to $4 million in 2011 from $3 million in 2010. The increase in interest expense was primarily attributable to the increase in average amounts borrowed in the second quarter of 2011 compared to 2010 and an increase in our weighted average interest rate in the comparable period.
Income Tax Expense
     Income tax expense was $23 million in the second quarter of 2011 compared $27 million in 2010. The effective tax rate was 34% for 2011 and 36% in 2010. Our effective rates differ from the statutory federal rate of 35% for certain items, such as state and local taxes, non-deductible expenses, foreign operating losses for which no tax benefits have been recognized and foreign taxes at rates other than 35%.
Second Quarter of 2011 Compared to Second Quarter of 2010 — Results by Segment
Residential Heating & Cooling
     The following table summarizes our Residential Heating & Cooling segment’s net sales and profit for the second quarters of 2011 and 2010 (dollars in millions):

	Three Months Ended
	June 30,
	2011	2010	Difference	% Change
Net sales	$395.1	$413.4	$(18.3)	(4.4)%
Profit	33.2	52.5	(19.3)	(36.8)%
% of net sales	8.4%	12.7%

     Residential Heating & Cooling net sales declined by 4% in the second quarter of 2011 compared to the second quarter of 2010. Sales volumes declined by almost 5% with price and mix flat in 2011 as compared to 2010. Partially offsetting the decline in sales volume was a favorable impact from foreign currency exchange rates of 1%. The decline in sales volumes was due to consumer weakness, the reduction of $1,500 tax credit in 2010 to $500 in 2011, and cooler weather.
     Segment profit decreased $19 million, including $9 million from a decline in volume and $8 million from commodity headwinds. Comparisons were also adversely affected by a less favorable warranty adjustment, $2 million in 2011 versus $4 million in 2010. An increase in freight and distribution charges of $4 million also added to the decline in segment profit in the comparable period. Partially offsetting this decline was a $1 million increase in price and mix. Additionally, a decrease in SG&A expense in 2011 by $5 million partially offset the decline in segment profit due to lower incentive compensation expense and advertising expenses in 2011.
Commercial Heating & Cooling
     The following table summarizes our Commercial Heating & Cooling segment’s net sales and profit for the second quarters of 2011 and 2010 (dollars in millions):

	Three Months Ended
	June 30,
	2011	2010	Difference	% Change
Net sales	$198.3	$175.8	$22.5	12.8%
Profit	27.1	27.8	(0.7)	(2.5)%
% of net sales	13.7%	15.8%
     Our Commercial Heating & Cooling business experienced a 13% increase in net sales in the second quarter of 2011 compared to 2010 primarily due to an increase in our replacement business which resulted in a 6% increase in sales volume and a 3% increase in price and mix. Changes in foreign currency exchange rates favorably impacted sales by 4%.
     Segment profit for the second quarter of 2011 was relatively flat when compared to the second quarter of 2010. Segment profit increased from the impact of higher net sales of $5 million and favorable foreign currency exchange rates of $1 million. Offsetting our higher sales were commodity headwinds of $4 million and a less favorable warranty adjustment in 2011 versus 2010 of $1 million.
Service Experts
     The following table summarizes our Service Experts segment’s net sales and profit for the second quarters of 2011 and 2010 (dollars in millions):

	Three Months Ended
	June 30,
	2011	2010	Difference	% Change
Net sales	$145.4	$167.6	$(22.2)	(13.2)%
Profit	3.2	12.8	(9.6)	(75.0)%
% of net sales	2.2%	7.6%
     In total, sales volumes declined 14%. Foreign currency exchange rates increased net sales by 1%. The decline in this segment’s sales volume is primarily due to the decline in residential HVAC equipment installations.
     Segment profit decreased $10 million due to the impact of the volume decline in net sales.
Refrigeration
     The following table summarizes our Refrigeration segment’s net sales and profit for the second quarters of 2011 and 2010 (dollars in millions):

	Three Months Ended
	June 30,
	2011	2010	Difference	% Change
Net sales	$217.5	$139.8	$77.7	55.6%
Profit	21.4	15.3	6.1	39.9%
% of net sales	9.8%	10.9%
     Net sales, excluding Kysor/Warren and foreign currency impact, increased 4% in the second quarter of 2011 when compared to 2010 due to 1% increase in sales volume and a 3% increase in price and mix. Favorable foreign exchange rates accounted for 9% of the increase in net sales and the Kysor/Warren acquisition contributed 43% to the increase in net sales.
     Segment profit increased $6 million primarily due to a $6 million increase in our price and mix. We also had a favorable change in SG&A expenses which contributed $2 million to the segment profit increase. Offsetting these increases were commodity headwinds of $3 million.
     Corporate and Other
     Corporate and other expenses were $12 million in the second quarter of 2011, down from $20 million in 2010. The decrease was primarily driven by lower incentive compensation expense in 2011 compared to 2010 as well as general expense control and productivity.
Year-to-Date through June 30, 2011 Compared to Year-to-Date through June 30, 2010 — Consolidated Results
Results of Operations
     The following table provides a summary of our financial results, including information presented as a percentage of net sales (dollars in millions):

	Six Months Ended June 30,
			Percent
	Dollars		Change	Percent Sales
	2011	2010	Fav/(Unfav)	2011	2010
Net sales	$1,624.7	$1,516.2	7.2%	100.0%	100.0%
Cost of goods sold	1,212.0	1,077.1	(12.5)	74.6	71.0

Gross profit	412.7	439.1	(6.0)	25.4	29.0
Selling, general and administrative expenses	348.9	349.6	0.2	21.5	23.1
Losses and other expenses, net	0.6	5.5	89.1	—	0.4
Restructuring charges	3.6	10.3	65.0	0.2	0.7
Income from equity method investments	(5.9)	(6.1)	(3.3)	(0.4)	(0.4)

Operational income	$65.5	$79.8	(17.9)%	4.1%	5.2%

Net income	$37.8	$46.7	(19.1)%	2.3%	3.1%

Net Sales
     Net sales increased 7% in the first half of 2011 compared to the first half of 2010. The Kysor/Warren acquisition added 6% to our net sales. Our price and mix were up 2% while sales volume was down 3% in the comparable period. The decline in volume was predominantly in our residential segment partially offset by volume growth in our commercial and refrigeration segments. Changes in foreign currency exchange rates favorably impacted net sales by 2%. Excluding the favorable impact from the Kysor/Warren acquisition and foreign currency exchange rates, our net sales for the first half were down 1%.
Gross Profit
     Gross profit margins declined approximately 360 basis points to 25% for the first half of 2011 compared to gross profit margins of 29% in 2010. Commodity headwinds contributed approximately 165 basis points to the decline which was partially offset by improved price and mix of 90 basis points. Contributing to the decline in gross profit margins were non-commodity cost changes and freight and distribution costs of 145 basis points and foreign currency translation rates of 35 basis points. Additionally, comparisons were negatively impacted by 25 basis points from a less favorable warranty adjustment in the second quarter of 2011 compared to 2010. Along with our improved price and mix, productivity improvement initiatives partially offset the declines in gross margin by 65 basis points.
Selling, General and Administrative Expenses
     SG&A expenses decreased by $1 million in the first half of 2011 compared to 2010, and as a percentage of net sales, SG&A expenses declined to 22% in 2011 from 23% in 2010. The decline in SG&A expenses was principally due to a $10 million decline in 2011 incentive compensation expense. Additionally, bad debt expense declined almost $2 million in the quarter. These declines were partially offset by Kysor/Warren SG&A expenses included in 2011.
Losses and Other Expenses, Net
     Losses and other expenses, net included the following (in millions):

	Six Months Ended June 30,
	2011	2010
Realized gains losses on settled futures contracts	$(1.0)	$(0.8)
Unrealized loss on unsettled futures contracts not designated as cash flow hedges	1.5	1.3
Special legal contingency charge	(0.2)	4.5
Foreign currency exchange loss (gains)	0.5	—
Other items, net	(0.2)	0.5

Losses and other expenses, net	$0.6	$5.5

     The change in losses and other expenses, net is primarily due to the special legal contingency charge related to the class action lawsuit that concluded in the second quarter of 2011. refer to Part II, Item 1 “Legal Proceedings” and Note 7 in the Notes to the Consolidated Financial Statements for more information.
Restructuring Charges
     Restructuring charges declined from $10 million in first six months of 2010 to almost $4 million in the first six months of 2011. As we didn’t initiate any new large projects in the first half of 2011, the charges in this period primarily related to minor charges from various open projects initiated in prior years, principally the reorganization of the Service Experts administrative functions and management structure and the exit of coil manufacturing in Milperra, Australia. The restructuring charges from the first half of 2010 were primarily related to the exit of coil manufacturing in Milperra, Australia and consolidation of certain Refrigeration manufacturing operations from Parets, Spain into Genas, France. The remaining restructuring charges from the second quarter of 2010 were minor charges from various open projects initiated in 2010 and prior years.
Results from Equity Method and Other Equity Investments
     Investments over which we do not exercise control but have significant influence are accounted for using the equity method of accounting. Income from equity method investments decreased to $5.9 million in the second half of 2011 from $6.1 million in 2010, primarily from a slight decline in performance from our compressor manufacturing joint venture.
Interest Expense, Net
     Interest expense, net, increased to $8 million in the first six months of 2011 from $6 million in the same period in 2010. The increase in interest expense was primarily attributable to an increase in the average amounts borrowed in the first half of 2011 compared to 2010 as well as an increase in our weighted average interest rate in the comparable period.
Income Tax Expense
     The income tax expense was $19 million in the first six months of 2011 compared to $27 million in 2010.

The effective tax rate was 34% for 2011 and 36% in 2010. Our effective rates differ from the statutory federal rate of 35% for certain items, such as state and local taxes, non-deductible expenses, foreign operating losses for which no tax benefits have been recognized and foreign taxes at rates other than 35%.
Year-to-Date Through June 30, 2011 Compared to Year-to-Date Through June 30, 2010 — Results by Segment
Residential Heating & Cooling
     The following table summarizes our Residential Heating & Cooling segment’s net sales and profit for the first half of 2011 and 2010 (dollars in millions):

	Six Months Ended
	June 30,
	2011	2010	Difference	% Change
Net sales	$667.1	$697.6	$(30.5)	(4.4)%
Profit	32.0	59.6	(27.6)	(46.3)%
% of net sales	4.8%	8.5%
     Residential Heating & Cooling net sales declined by 4% in the first half of 2011 compared to the first half of 2010. Sales volumes declined by almost 7% in 2011 as compared to 2010. Partially offsetting the decline in sales volume was higher price and mix of 2% and favorable foreign currency exchange rates of 1%. Our Residential Heating & Cooling segment’s sales volumes were negatively affected by consumer weakness, a significant reduction in the federal tax credits in 2011, and cooler temperatures.
     Segment profit decreased $28 million due to $19 million in lower sales volumes, $16 million in commodity headwinds, and $12 million in higher freight and distribution charges. Partially offsetting these declines in segment profit was $13 million in favorable price and mix. Other product cost savings and SG&A combined to favorably impact segment profit by $16 million. The lower SG&A expenses were the result of $1 million in favorable bad debt experience and $4 million in lower incentive compensation expense.
Commercial Heating & Cooling
     The following table summarizes our Commercial Heating & Cooling segment’s net sales and profit for the first half of 2011 and 2010 (dollars in millions):

	Six Months Ended
	June 30,
	2011	2010	Difference	% Change
Net sales	$337.1	$295.4	$41.7	14.1%
Profit	33.0	31.3	1.7	5.4%
% of net sales	9.8%	10.6%
     Our Commercial Heating & Cooling business experienced 14% in higher net sales in the first half of 2011 compared to 2010 primarily due to an increase in our replacement business which resulted in a 10% increase in sales volume. Additionally, our price and mix increased 2% in the comparable period and changes in foreign currency exchange rates favorably impacted net sales by 2%.
     Segment profit for the first half of 2011 increased almost $2 million from the first half of 2010. Segment profit increased from the impact of higher sales of $10 million and productivity initiatives of $2 million. Partially offsetting these increases to segment profit were commodity headwinds of $7 million and freight and distribution charges of $2 million.
Service Experts
     The following table summarizes our Service Experts segment’s net sales and (loss) profit for the first half of 2011 and 2010 (dollars in millions):

	Six Months Ended
	June 30,
	2011	2010	Difference	% Change
Net sales	$261.9	$294.7	$(32.8)	(11.1)%
(Loss) profit	(5.0)	8.2	(13.2)	(161.0)%
% of net sales	(1.9)%	2.8%

     In total, sales volumes declined 14% which was partially offset by a 1% increase in price and mix. Foreign currency exchange rates increased net sales by 2%. The decline in this segment’s sales volume is primarily due to the decline in residential HVAC equipment installations.
     Segment profit of $8 million in the first half of 2010 declined to a segment loss of $5 million in the first half of 2011. The decline to a segment loss in the first half of 2011 was due to a $14 million decline in sales volumes. Partially offsetting the volume decline was an SG&A expense improvement of $2 million due to $1 million in favorable bad debt experience and $2 million in lower commissions due to the decline in net sales.
Refrigeration
     The following table summarizes our Refrigeration segment’s net sales and profit for the first half of 2011 and 2010 (dollars in millions):

	Six Months Ended
	June 30,
	2011	2010	Difference	% Change
Net sales	$392.6	$271.2	$121.4	44.8%
Profit	35.0	30.2	4.8	15.9%
% of net sales	8.9%	11.1%
     Net sales, excluding Kysor/Warren, increased 12% due to higher sales volumes of 3%, higher price and mix of 2% and favorable foreign currency exchange rates of 7%. The Kysor/Warren acquisition contributed 33% to the increase in net sales.
     Segment profit increased by $5 million, including $9 million from the increase in net sales. Partially offsetting the increase in net sales were declines of $4 million from commodity headwinds and $2 million from higher freight and distribution charges. Foreign currency exchange rates had a $2 million favorable impact on segment profit.
     Corporate and Other
     Corporate and other expenses were $26 million in the first half of 2011, down from $33 million in the first half of 2010. The decrease was primarily driven by a $7 million decline in incentive compensation expense for 2011 as well as expense control and productivity.
Liquidity and Capital Resources
     Our working capital and capital expenditure requirements are generally met through internally generated funds, bank lines of credit and a revolving asset securitization arrangement. Working capital needs are generally greater in the first and second quarters due to the seasonal nature of our business cycle.
Statement of Cash Flows
     The following table summarizes our cash activity for the six months ended June 30, 2011 and 2010 (in millions):

	Six Months Ended
	June 30,
	2011	2010
Net cash used in operating activities	$(142.4)	$(26.0)
Net cash used in investing activities	(153.1)	(46.3)
Net cash provided by financing activities	207.3	9.8
Net Cash Used in by Operating Activities
     Operating activities resulted in a higher use of cash in 2011 compared to 2010. This increased use was primarily due to higher working capital requirements in 2011 and a higher incentive payout in 2011 for improved operating results in 2010. Our working capital requirements resulted in a $162.5 million use of cash in the first half of 2011 compared to a $141.5 million use of cash in 2010. The increase in working capital requirements is primarily due to a larger increase in inventory of $139.2 million in the first quarter of 2011 compared to $107.8 million in 2010. The inventory increase is primarily related to our Residential Heating & Cooling segment. We build a significant portion of our inventory in the first quarter and early part of our second quarter based on our expectation for our summer season to ensure we have enough products to meet expected demand. As of the end of the second quarter, our summer season sales were lower than expected because of cooler temperatures in the second quarter, consumer weakness and a greater impact on our sales volumes and mix than expected from the loss of the $1,500 tax credit.
Net Cash Used in Investing Activities
     Net cash used in investing activities for the first six months of 2011 included $143.3 million for the acquisition of the Kysor/Warren business from The Manitowoc Company and $4.4 million for the acquisition of a commercial services business in our Service Experts segment. Kysor/Warren is a leading manufacturer of refrigerated systems and display cases for supermarkets throughout North America and is included in our Refrigeration Segment.
     Capital expenditures in the first half of 2011 were $18.6 million, which was slightly lower than the $19.7 million in the first half of 2010. Capital expenditures in the quarter were primarily related to investments in our distribution network and investments in systems and software to support the overall enterprise.
     Offsetting the cash used for capital expenditures and to acquire businesses in the first six months of 2011 was a change in the security requirements for the remaining claims for our captive insurance subsidiary. In the second quarter of 2011, we transferred primarily all security from restricted cash to stand-by letters of credit resulting in a refund of $9.3 million of restricted cash with the remaining $2.4 million used for claim payments.
     In addition to the $19.7 million in capital expenditures in the first half of 2010, net cash used in investing activities included $23.8 million placed in a trust for our captive insurance subsidiary and $6.4 million for business acquisitions. Offsetting these uses were $3.5 million in proceeds from the sale of businesses.
Net Cash Provided by Financing Activities
     Net cash provided by financing activities increased by $197.5 million in the first six months of 2011 compared to the first six months of 2010. This increase was primarily related to an increase in net borrowings to support the Kysor/Warren acquisition and the increase in working capital needs in the first half of 2011. We had fewer repurchases of common stock in 2011 which also increased the net cash provided by financing activities.
     Debt Position and Financial Leverage
     The following table details our lines of credit and financing arrangements as of June 30, 2011:

			Available for
	Maximum	Outstanding	Future
	Capacity	Borrowings	Borrowings
Short-Term Debt:
Foreign Obligations
Committed	$4.1	$—	$4.1
Non-committed	6.7	6.7	—
Asset Securitization (1)	100.0	—	100.0

Total short-term debt	$110.8	$6.7	$104.1
Long-Term Debt:
Capital lease obligations	$17.2	17.2	—
Domestic revolving credit facility (2)	650.0	354.0	218.5
Senior unsecured notes	200.0	200.0	—

Total long-term debt	$867.2	$571.2	218.5

Total	$978.0	$577.9	$322.6

(1)	The maximum capacity under the asset securitization arrangement (“ASA”) is the lesser of $100.0 million or 100% of the net pool balance defined under the ASA.

(2)	The available future borrowings on our domestic revolving credit facility exclude $77.5 million in standby letters of credit.

     As discussed above, we utilized our domestic revolving credit facility (“credit facility”) to support the acquisition of the Kysor/Warren business and the increase in working capital needs in the first half of 2011. In addition to the $577.9 million in outstanding borrowings as of June 30, 2011, we had average borrowings under the ASA of $60.2 million that were paid down by the end of June. As our peak season arrives, we typically pay down debt. We believe our available future borrowings combined with our cash of $76.5 million and anticipated cash from operations in the latter half of the year will be more than sufficient to fund our operations, capital expenditures, share repurchases, dividends and other needs in the foreseeable future. Our expected capital expenditures are $60 million for 2011.
     Our debt-to-total-capital ratio increased to 49.1% at June 30, 2011 compared to 35.1% at December 31, 2010. The increase in the ratio is primarily due to the increase in debt since December 31, 2010 from the acquisition of the Kysor/Warren business as well as our increase in working capital needs.
     Covenants on our outstanding debt did not change in the first half of 2011 and we were in compliance with all of our debt covenants as of June 30, 2011. For a more detailed discussion of our debt, see Note 8 in the Notes to the Consolidated Financial Statements set forth in Part I, Item I of this Quarterly Report on Form 10-Q.
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
     On March 11, 2011, we announced that our Board of Directors approved a 20% increase in our quarterly dividend on common stock from $0.15 to $0.18 effective with the April dividend payment. Dividend payments are expected to be approximately $35 million in 2011. We also continue to increase shareholder value through our share repurchase program. During the first six months of 2011, we returned $35 million to our investors through share repurchases. We are targeting at least $100 million in share repurchases in 2011.
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
     We also may incur costs related to our products that may not be covered under our warranties and are not covered by insurance, and we may, from time to time, repair or replace installed products experiencing quality issues in order to satisfy our customers and to protect our brand. These product quality issues may be caused by vendor-supplied components that fail to meet required specifications. We have identified a product quality issue in a heating and cooling product line produced in 2006 and 2007 related to a vendor-supplied materials quality issue. To date, we recorded expenses of $22.7 million for the portion of the issue that is probable and can be reasonably estimated. We decreased this liability by $1.4 million in the second quarter of 2011 to adjust the estimated claim cost based on historical claims paid. As of June 30, 2011, we had $10.9 million accrued for this matter. We may incur additional charges in the future as more information becomes available.
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
     We were the defendant in a class action lawsuit related to certain hearth products we produced and sold that claimed such products are hazardous and that consumers were not adequately warned. On August 23, 2010, the Company and plaintiffs entered into a binding Memorandum of Understanding (“MOU”) and reached tentative terms for settlement of the case. At the parties’ request, the court stayed the lawsuit shortly after the MOU was signed. On June 10, 2011, the litigation of this matter concluded when the court issued its Order Granting Final Approval of Class Settlement; Final Judgment and Order of Dismissal. We had $9.4 million in expenses to date related to this matter and made minor adjustments to the reserve in the second quarter of 2011.
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
     Information about our exposure to market risks related to metal commodity prices and a sensitivity analysis related to our metal commodity hedges is presented below (in millions):

Notional amount (pounds)	24.4
Carrying amount and fair value of asset	$6.1
Change in fair value from 10% change in forward prices	$0.6
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
     Information about our exposure to interest rate risk and a sensitivity analysis related to our interest rate swap is presented below (in millions):

Notional amount	$100.0
Impact of a 100 basis point change in the benchmark interest rate:
Carrying amount and fair value of liability	$1.7
Interest expense	$1.4

     Foreign Currency Exchange Rate Risk
     Our results of operations can be affected by changes in exchange rates. Net sales and expenses in foreign currencies are translated into U.S. dollars for financial reporting purposes based on the average exchange rate for the period. For the second quarters of 2011 and 2010, net sales from outside the U.S. represented 25.3% and 24.6%, respectively, of our total net sales. Historically, foreign currency transaction gains (losses) have not had a material effect on our overall operations. As of June 30, 2011, the impact to net income of a 10% change in exchange rates is estimated to be approximately $1.5 million.
Item 4. Controls and Procedures.
     Disclosure Controls and Procedures
     As required by Rule 13a-15 under the Securities Exchange Act of 1934, we carried out an evaluation, under the supervision and with the participation of our current management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2011, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
     Changes in Internal Control Over Financial Reporting
     During the quarter ended June 30, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     On February 6, 2008, a class action lawsuit was filed against us in the U.S. District Court for the Northern District of California styled Keilholtz v. Lennox Hearth Products, Lennox Industries and Lennox International, Inc. The lawsuit, which involved no personal injury claims, alleged that certain of our single-pane, glass-front, gas fireplaces are hazardous and that consumers were not adequately warned, and seeks economic damages. On February 16, 2010, the court issued an order certifying a nationwide class of plaintiffs.
     On August 23, 2010, the Company and the plaintiffs entered into a binding Memorandum of Understanding in this case and reached tentative terms for settlement of the case. At the parties’ request, the court stayed the lawsuit shortly after the MOU was signed. On June 10, 2011, the litigation of this matter concluded when the court issued its Order Granting Final Approval of Class Settlement; Final Judgment and Order of Dismissal.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     In June 2008 our Board of Directors approved a new share repurchase plan for $300 million, pursuant to which we are authorized to repurchase shares of our common stock through open market purchases (the “2008 Share Repurchase Plan”). The 2008 Share Repurchase Program has no stated expiration date. In the second quarter of 2011, we repurchased shares of our common stock as follows:

				Approximate
				Dollar
				Value of Shares
		Average		that
		Price	Total Number of	may yet be
		Paid per	Shares Purchased	Purchased
	Total Number	Share	As Part of Publicly	Under the Plans or
	of Shares	(including	Announced Plans	Programs
Period	Purchased (1)	fees)	or Programs	(in millions)
April 1 through April 30	328	$52.88	—	$117.3
May 1 through May 31	238,493	$49.00	234,800	$105.8
June 1 through June 30	460	$43.03	—	$105.8

	239,281	$49.00	234,800

(1)	This column reflects the repurchases of 234,800 shares under the 2008 Share Repurchase Plan and the surrender to LII of 4,481 shares of common stock to satisfy tax-withholding obligations in connection with the vesting of restricted stock and performance share units.

Item 6.	Exhibits.

3.1	—
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
Indenture, dated as of May 3, 2010, between LII and U.S. Bank National Association, as trustee (filed as Exhibit 4.3 to LII’s Post-Effective Amendment No. 1 to Registration Statement on S-3 (Registration No. 333-155796) filed on May 3, 2010, and incorporated herein by reference).

4.3	—
Form of First Supplemental Indenture among LII, the guarantors party thereto and U.S. Bank National Association, as trustee (filed as Exhibit 4.11 to LII’s Post-Effective Amendment No. 1 to Registration Statement on S-3 (Registration No. 333-155796) filed on May 3, 2010, and incorporated herein by reference).

4.4	—
Second Supplemental Indenture dated as of March 28, 2011, among Heatcraft Inc., a Mississippi corporation, Heatcraft Refrigeration Products LLC, a Delaware limited liability company and Advanced Distributor Products LLC, a Delaware limited liability company (the “Guarantors”), LII, and each other then existing Guarantor under the Indenture dated as of May 3, 2010, and U.S. Bank National Association as Trustee (filed as Exhibit 4.4 to LII’s Quarterly Report on Form 10-Q filed on April 26, 2011, and incorporated herein by reference).

4.5		Form of 4.900% Note due 2017 (filed as Exhibit 4.3 to LII’s Current Report on Form 8-K filed on May 6, 2010 and incorporated herein by reference).

31.1	—	Certification of the principal executive officer (filed herewith).

31.2	—	Certification of the principal financial officer (filed herewith).

32.1	—	Certification of the principal executive officer and the principal financial officer pursuant to 18 U.S.C. Section 1350 (filed herewith).
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

LENNOX INTERNATIONAL INC.
Date: July 26, 2011	/s/ Robert W. Hau
Robert W. Hau
Chief Financial Officer (on behalf of registrant and as principal financial officer)