Form 10-Q
period 2011-09-30
LENNOX INTERNATIONAL INC
filed 2011-10-25
CIK 1069202

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011
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
Yes ☐ No ☑
     As of October 20, 2011, the number of shares outstanding of the registrant’s common stock, par value $.01 per share, was 51,564,528.

LENNOX INTERNATIONAL INC.
FORM 10-Q
For the Three and Nine Months Ended September 30, 2011
INDEX

Page
Part I. Financial Information
Item 1. Financial Statements
Consolidated Balance Sheets — September 30, 2011 (Unaudited) and December 31, 2010	3
Consolidated Statements of Operations (Unaudited) — Three and Nine Months Ended September 30, 2011 and 2010	4
Consolidated Statements of Cash Flows (Unaudited) — Nine Months Ended September 30, 2011 and 2010	5
Notes to Consolidated Financial Statements (Unaudited)	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3. Quantitative and Qualitative Disclosures About Market Risk	41
Item 4. Controls and Procedures	42
Part II. Other Information
Item 1. Legal Proceedings	43
Item 1A. Risk Factors	43
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 6. Exhibits	44
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	As of	As of
	September 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$57.9	$160.0
Restricted cash	—	12.2
Accounts and notes receivable, net of allowances of $13.5 and $12.8 in 2011 and 2010, respectively	478.2	384.8
Inventories, net	394.3	286.2
Deferred income taxes, net	50.1	36.7
Other assets	48.3	67.0

Total current assets	1,028.8	946.9
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $601.1 and $584.7 in 2011 and 2010, respectively	333.3	324.3
GOODWILL	307.0	271.8
DEFERRED INCOME TAXES	84.2	87.2
OTHER ASSETS, net	81.0	61.8

TOTAL ASSETS	$1,834.3	$1,692.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$3.5	$1.4
Current maturities of long-term debt	0.4	0.6
Accounts payable	343.2	273.8
Accrued expenses	316.1	334.5
Income taxes payable	9.6	5.3

Total current liabilities	672.8	615.6
LONG-TERM DEBT	495.7	317.0
POSTRETIREMENT BENEFITS, OTHER THAN PENSIONS	15.6	15.9
PENSIONS	89.0	88.1
OTHER LIABILITIES	62.5	65.7

Total liabilities	1,335.6	1,102.3
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 200,000,000 shares authorized, 86,648,631 shares and 86,480,816 shares issued for 2011 and 2010, respectively	0.9	0.9
Additional paid-in capital	879.2	863.5
Retained earnings	685.4	642.2
Accumulated other comprehensive (loss) income	(28.8)	30.2
Treasury stock, at cost, 35,090,313 shares and 32,784,503 shares for 2011 and 2010, respectively	(1,038.0)	(947.1)

Total stockholders’ equity	498.7	589.7

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,834.3	$1,692.0

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share data)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
NET SALES	$923.0	$818.2	$2,547.7	$2,334.4
COST OF GOODS SOLD	691.9	585.4	1,903.9	1,662.6

Gross profit	231.1	232.8	643.8	671.8
OPERATING EXPENSES:
Selling, general and administrative expenses	166.3	163.5	515.2	513.0
Losses and other expenses, net	2.5	0.8	3.1	6.3
Restructuring charges	10.8	4.7	14.4	15.0
Income from equity method investments	(3.0)	(2.8)	(8.9)	(8.9)

Operational income from continuing operations	54.5	66.6	120.0	146.4
INTEREST EXPENSE, net	4.1	3.5	12.5	9.1
OTHER EXPENSE, net	—	—	0.1	0.1

Income from continuing operations before income taxes	50.4	63.1	107.4	137.2
PROVISION FOR INCOME TAXES	16.6	21.2	35.8	47.9

Income from continuing operations	33.8	41.9	71.6	89.3
DISCONTINUED OPERATIONS:
Operational loss from discontinued operations	—	0.1	—	0.9
Income tax benefit	—	—	—	(0.1)

Loss from discontinued operations	—	0.1	—	0.8

Net income	$33.8	$41.8	$71.6	$88.5

EARNINGS PER SHARE — BASIC:
Income from continuing operations	$0.65	$0.78	$1.35	$1.62
Loss from discontinued operations	—	—	—	(0.01)

Net income	$0.65	$0.78	$1.35	$1.61

EARNINGS PER SHARE — DILUTED:
Income from continuing operations	$0.64	$0.76	$1.33	$1.59
Loss from discontinued operations	—	—	—	(0.02)

Net income	$0.64	$0.76	$1.33	$1.57

AVERAGE SHARES OUTSTANDING:
Basic	52.2	53.8	53.0	55.0
Diluted	52.8	55.0	53.9	56.2

CASH DIVIDENDS DECLARED PER SHARE	$0.18	$0.15	$0.54	$0.45
The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2011 and 2010
(Unaudited, in millions)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$71.6	$88.5
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Income from equity method investments	(8.9)	(8.9)
Dividends from affiliates	8.6	7.4
Restructuring expenses, net of cash paid	3.2	(7.1)
Provision for bad debts	4.3	3.9
Unrealized loss on derivative contracts	4.7	1.0
Stock-based compensation expense	12.6	11.8
Depreciation and amortization	45.2	39.9
Deferred income taxes	4.0	7.8
Other items, net	(2.7)	10.0
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts and notes receivable	(74.5)	(71.6)
Inventories	(84.3)	(102.7)
Other current assets	(1.9)	(6.7)
Accounts payable	60.9	43.8
Accrued expenses	(43.3)	19.0
Income taxes payable and receivable	1.3	11.1
Other	(3.0)	(3.6)

Net cash (used in) provided by operating activities	(2.2)	43.6

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the disposal of property, plant and equipment	0.3	0.1
Purchases of property, plant and equipment	(27.1)	(30.0)
Proceeds from sale of businesses	0.6	3.5
Acquisition of businesses	(147.7)	(6.0)
Change in restricted cash	12.2	(13.1)

Net cash used in investing activities	(161.7)	(45.5)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term borrowings, net	2.5	5.7
Asset securitization borrowings	220.0	—
Asset securitization payments	(220.0)	—
Long-term payments	(0.7)	(35.8)
Issuance of senior unsecured notes	—	199.8
Borrowings from revolving credit facility	1,090.0	875.0
Payments on revolving credit facility	(911.5)	(906.5)
Additional investment in affiliates	—	(1.0)
Proceeds from stock option exercises	1.5	2.5
Payments of deferred financing costs	—	(1.8)
Repurchases of common stock	(90.9)	(150.3)
Excess tax benefits related to share-based payments	1.5	3.7
Cash dividends paid	(27.2)	(24.4)

Net cash provided by (used in) financing activities	65.2	(33.1)

DECREASE IN CASH AND CASH EQUIVALENTS	(98.7)	(35.0)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(3.4)	3.1
CASH AND CASH EQUIVALENTS, beginning of period	160.0	124.3

CASH AND CASH EQUIVALENTS, end of period	$57.9	$92.4

Supplementary disclosures of cash flow information:
Cash paid during the year for:
Interest, net	$10.7	$5.8

Income taxes (net of refunds)	$28.9	$25.7

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. General:
     References in this Quarterly Report on Form 10-Q to “we,” “our,” “us,” “LII” or the “Company” refer to Lennox International Inc. and its subsidiaries, unless the context requires otherwise.
Basis of Presentation
     The accompanying unaudited Consolidated Balance Sheet as of September 30, 2011, the accompanying unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010, and the accompanying unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 should be read in conjunction with our audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2010. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The accompanying consolidated financial statements contain all material adjustments, consisting principally of normal recurring adjustments, necessary for a fair presentation of our financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to applicable rules and regulations, although we believe that the disclosures herein are adequate to make the information presented not misleading. The operating results for the interim periods are not necessarily indicative of the results that may be expected for a full year.
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
New Accounting Pronouncements
     In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. Rather, it gives an entity the choice to present the components of net income and other comprehensive income in either a single continuous statement or two separate but consecutive statements. The components of comprehensive income and timing of reclassification of an item to net income do not change with this update. ASU 2011-05 requires retrospective application and is effective for annual and interim periods beginning after December 15, 2011. Early adoption is permitted. We are currently evaluating which presentation to apply and will adopt the ASU in the first quarter of 2012.
     In April 2011, the FASB issued ASU No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (“ASU 2011-02”). This ASU provides additional guidance clarifying when the restructuring of a receivable should be considered a troubled debt restructuring. The additional guidance this update provides is for determining whether a creditor has granted a concession and whether the debtor is experiencing financial difficulty. ASU 2011-02 also ends the deferral of activity-based disclosures related to troubled debt restructurings. This ASU should be applied retrospectively and is effective for interim and annual periods beginning on or after June 15, 2011. Early adoption is permitted. We adopted ASU 2011-02 in the third quarter of 2011 with no material impact on our financial statements.
     In September 2011, the FASB issued ASU No. 2011-08 — Intangibles — Goodwill and Other (Topic 350):Testing Goodwill for Impairment (“ASU 2011-08”) related to goodwill impairment guidance. This ASU gives an option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If after assessing all events and circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the performance of the two-step impairment test is unnecessary. The effective date is for fiscal years beginning after December 15, 2011. We will adopt the ASU in the first quarter of 2012 when we perform our annual goodwill impairment test.
2. Inventories:
     Components of inventories are as follows (in millions):

	As of	As of
	September 30,	December 31,
	2011	2010
Finished goods	$266.6	$213.4
Work in process	17.2	6.5
Raw materials and repair parts.	182.1	137.1

	465.9	357.0
Excess of current cost over last-in, first-out cost and other items	(71.6)	(70.8)

Total inventories, net	$394.3	$286.2

3. Acquisition:
     On January 14, 2011, we acquired substantially all the assets of the Kysor/Warren business from The Manitowoc Company. Kysor/Warren is a leading manufacturer of refrigerated systems and display cases for supermarkets throughout North America and is included in our Refrigeration Segment. The total consideration for the acquisition was $143.3 million, which reflects post-closing purchase price working capital adjustments. In connection with this acquisition, we recorded goodwill of $42.0 million and intangible assets of $33.9 million. The intangible assets consisted of the following: trade names of $5.0 million with indefinite lives, customer relationships of $26.7 million with 11 to 12 year lives, and other intangibles of $2.2 million with lives ranging from one to eight years. We paid more than the fair value of the underlying net assets as a result of expected operational synergies. The entire $42.0 million of goodwill is expected to be deductible for tax purposes. The initial accounting for this acquisition is substantially complete with the exception of additional minor adjustments as allowed under the purchase agreement. The acquisition would not have had a significant impact on our historical results.

4. Goodwill:
     The changes in the carrying amount of goodwill for the first nine months of 2011, in total and by segment, are as follows (in millions):

	Balance at			Balance at
	December 31,	Acquisitions/		September
	2010	(Dispositions)		30, 2011
Segment:	Goodwill	(2)	Other(3)	Goodwill
Residential Heating & Cooling	$33.7	$—	$—	$33.7
Commercial Heating & Cooling.	30.0	—	—	30.0
Service Experts(1)	116.6	3.0	(6.1)	113.5
Refrigeration	91.5	42.0	(3.7)	129.8

	$271.8	$45.0	$(9.8)	$307.0

(1)	Service Experts goodwill includes accumulated impairment losses of $208.0 million from prior periods with no impairment losses in the current year.

(2)	During the second quarter of 2011, our Service Experts segment acquired a company, which resulted in additional goodwill of $3.0 million. During the first quarter of 2011, our Refrigeration segment acquired Kysor/Warren which resulted in additional goodwill of $42.0 million. See Note 3 for more information on the Kysor/Warren acquisition.

(3)	Other consists primarily of changes in foreign currency translation rates.
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
Cash Flow Hedges
     We include gains or losses from our commodity cash flow hedges in accumulated other comprehensive income (“AOCI”). The gains or losses related to commodity price hedges are expected to be reclassified into earnings based on the prices of the commodities at the settlement dates. Assuming that commodity prices remain constant, $8.8 million of derivative losses are expected to be reclassified into earnings within the next 12 months. Commodity futures contracts that are designated as cash flow hedges and are in place as of September 30, 2011 are scheduled to mature through February 2013.
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
     We recorded the following amounts related to our cash flow hedges (in millions):

	As of	As of
	September 30,	December 31,
	2011	2010
Commodity Price Hedges:
Losses (gains) included in AOCI, net of tax	$10.0	$(11.7)
(Benefit from) provision for income taxes	(5.7)	6.7
Interest Rate Swap:
Losses included in AOCI, net of tax	$1.5	$2.3
Benefit from income taxes	(0.8)	(1.3)
     We had the following outstanding commodity futures contracts designated as cash flow hedges (in millions):

	As of
	September 30,	As of December 31,
	2011	2010
	(pounds)	(pounds)
Copper	20.4	18.5
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

	As of	As of
	September 30,	December 31,
	2011	2010
	(pounds)	(pounds)
Copper	2.8	1.4
Aluminum	2.6	1.4

     We had the following outstanding foreign currency forward contracts not designated as cash flow hedges (in millions):

	As of	As of
	September 30,	December 31,
	2011	2010
Notional amounts:
Brazilian Real	3.6	5.6
Mexican Peso	170.0	138.0
Euros	7.8	15.6
British Pounds	7.0	2.0
Information About the Location and Amounts of Derivative Instruments
     The following table provides the location and amounts of derivative fair values in the Consolidated Balance Sheets and derivative gains and losses in the Consolidated Statements of Operations (in millions):

	Fair Values of Derivative Instruments(1)
	Derivatives Designated as		Derivatives Not Designated as
	Hedging Instruments		Hedging Instruments
	As of September 30,	As of December 31,	As of September 30,	As of December 31,
	2011	2010	2011	2010
Current Assets:
Other Assets
Commodity futures contracts	$—	$17.4	$—	$1.4
Foreign currency forward contracts	—	—	0.5	0.2

Non-Current Assets:
Other Assets, net
Commodity futures contracts	—	1.3	—	0.1

Total Assets	$—	$18.7	$0.5	$1.7

Current Liabilities:
Accrued Expenses
Commodity futures contracts	$13.9	$—	$2.9	$—
Interest rate swap	2.1	2.2	—	—
Foreign currency forward contracts	—	—	0.1	—

Non-Current Liabilities:
Other Liabilities
Commodity futures contracts	1.8	—	0.2	—
Interest rate swap	0.2	1.4	—	—

Total Liabilities	$18.0	$3.6	$3.2	$—

(1)	All our derivative instruments are classified as Level 2 within the fair value hierarchy. For more information on other fair value measurements, see Note 16.

	Derivatives in Cash Flow Hedging Relationships
	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Amount of Loss or (Gain) Reclassified from AOCI into Income (Effective Portion):
Commodity futures contracts(1)	$(2.9)	$(1.4)	$(12.8)	$(9.0)
Interest rate swap(2)	0.6	0.6	1.9	1.8

	$(2.3)	$(0.8)	$(10.9)	$(7.2)

Amount of (Gain) or Loss Recognized in Income on Derivatives (Ineffective Portion):
Commodity futures contracts(3)	$0.1	$(0.3)	$0.1	$(0.4)

	Derivatives Not Designated as Hedging Instruments
	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Amount of (Gain) or Loss Recognized in Income on Derivatives:
Commodity futures contracts(3)	$3.3	$(1.3)	$3.8	$(0.7)
Foreign currency forward contracts(3)	(0.4)	0.7	0.9	(0.1)

	$2.9	$(0.6)	$4.7	$(0.8)

(1)	The loss (gain) is recorded in Cost of goods sold in the accompanying Consolidated Statements of Operations.

(2)	The loss (gain) is recorded in Interest expense, net in the accompanying Consolidated Statements of Operations.

(3)	The loss (gain) is recorded in Losses and other expenses, net in the accompanying Consolidated Statements of Operations.
6. Income Taxes:
     As of September 30, 2011, we had approximately $1.1 million in total gross unrecognized tax benefits. Of this amount, $0.7 million (net of federal benefit on state issues), if recognized, would be recorded through the Consolidated Statement of Operations. As of September 30, 2011, we recognized $0.1 million (net of federal tax benefits) in interest and penalties in income tax expense in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740.
     The IRS completed its examination of our consolidated tax returns for the years ended 2008 — 2009 and we reached a settlement with the IRS on April 7, 2011, which resulted in an immaterial impact to the Consolidated Statements of Operations.
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
     We use a combination of third-party insurance and self-insurance plans (large deductible or captive) to provide protection against claims relating to contingencies such as workers’ compensation, general liability, product liability, property damage, aviation liability, directors’ and officers’ liability, auto liability, physical damage and other exposures. Self-insurance expense and liabilities are actuarially determined based on our historical claims information, as well as industry factors and trends. Because we have a captive insurance company, we are required to maintain specified levels of liquid assets from which we must pay claims. The majority of our self-insured risks (excluding auto liability and physical damage) will be paid over an extended period of time. There have been no material changes in our insurance liability since our latest fiscal year-end. We also maintain third-party insurance coverage for risks not retained within our large deductible or captive insurance plans. The self-insurance liabilities recorded in Accrued expenses in the accompanying Consolidated Balance Sheets were $67.6 million and $61.3 million as of September 30, 2011 and December 31, 2010, respectively.

Product Warranties and Product Related Contingencies
     Total liabilities for estimated product warranty are included in the following captions on the accompanying Consolidated Balance Sheets (in millions):

	As of	As of
	September 30,	December 31,
	2011	2010
Accrued expenses	$31.1	$31.2
Other liabilities	40.2	44.3

	$71.3	$75.5

     The changes in total product warranty liabilities for the first nine months of 2011 were as follows (in millions):

Total warranty liability as of December 31, 2010	$75.5
Payments made in 2011	(22.1)
Changes resulting from issuance of new warranties	20.1
Changes in estimates associated with pre-existing liabilities	(1.8)
Changes in foreign currency translation rates and other	(0.4)

Total warranty liability as of September 30, 2011	$71.3

          At the end of each accounting period, we evaluate our warranty liabilities and during the second quarter of each year, we perform a complete re-evaluation of our heating, ventilation and air conditioning (“HVAC”) warranty liabilities. As a result of the second quarter re-evaluation, we decreased our warranty liability by $2.5 million.
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
     In addition to normal product warranty, we identified a product quality issue in a heating and cooling product line produced in 2006 and 2007 that we believe resulted from a vendor-supplied materials quality issue. The expense for this product quality issue, and the related liability, is not included in the above tables related to our estimated warranty liabilities. We did not incur any additional expense in the first nine months of 2011; however, we may incur additional charges in the future as more information becomes available. The changes in the accrued product quality issue for the first nine months of 2011 were as follows (in millions):

Total accrued product quality issue as of December 31, 2010	$16.0
Product quality claims	(4.5)
Changes in estimates associated with pre-existing liabilities	(1.4)

Total accrued product quality issue as of September 30, 2011	$10.1

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
     We were the defendant in a class action lawsuit seeking economic damages for alleged diminished value for plaintiffs’ homes relative to certain hearth products we produced and sold. On June 10, 2011, the litigation of this matter concluded when the court issued its Order Granting Final Approval of Class Settlement; Final Judgment and Order of Dismissal. We do not expect to incur any significant additional expense and substantially all of the expenses incurred to date were paid.
     Our obligations under the Lake Park Lease are secured by a pledge of our interest in the leased property and are also guaranteed by us and certain of our subsidiaries. The Lake Park Lease, as amended, contains restrictive covenants that are consistent with those of our domestic revolving credit facility. We were in compliance with these financial covenants as of September 30, 2011.
8. Lines of Credit and Financing Arrangements:
     The following tables summarize our outstanding debt obligations and the classification in the accompanying Consolidated Balance Sheets (in millions):

	As of September 30,	As of December 31,
	2011	2010
Short-Term Debt:
Foreign obligations	$3.5	$1.4

Total short-term debt	$3.5	$1.4

Current maturities of long-term debt:	$0.4	$0.6

Long-Term Debt:
Capital lease obligations	17.2	17.0
Domestic revolving credit facility	278.5	100.0
Senior unsecured notes	200.0	200.0

Total long-term debt	$495.7	$317.0

Total debt	$499.6	$319.0

Short-Term Debt
Foreign Obligations
     Through several of our foreign subsidiaries, we have $3.7 million in committed combined foreign facilities to assist in financing seasonal borrowing needs for our foreign locations. We had $3.7 million and $10.1 million of available capacity as of September 30, 2011 and December 31, 2010, respectively. Our foreign obligations of $3.5 million represented borrowings under non-committed facilities.
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

     Under the ASA, we pay certain discount fees to use the program and have the facility available to us. These fees relate to both the used and unused portions of the securitization. The used fee is based on the beneficial interest sold and calculated on the average floating commercial paper rate determined by the purchaser of the beneficial interest, plus a program fee of 0.75%. The rate as of September 30, 2011 was 1.04% and the rate at December 31, 2010 was 1.06%. The unused fee is based on 102% of the maximum available amount less the beneficial interest sold and calculated at a 0.375% fixed rate throughout the term of the agreement. We recorded these fees in Selling, General and Administrative Expenses in the accompanying Consolidated Statements of Operations. The amounts recorded were as follows (in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Discount fees	$0.1	$0.1	$0.3	$0.4
     The ASA contains certain restrictive covenants relating to the quality of our accounts receivable and cross-default provisions with our domestic revolving credit facility and senior unsecured notes. The administrative agent under the ASA is also a participant in our domestic revolving credit facility. The participating financial institution has an investment grade credit rating and we continue to monitor its credit rating. We have no reason to believe it will not perform under the ASA. As of September 30, 2011, we were in compliance with all covenant requirements.
Long-Term Debt
Domestic Revolving Credit Facility
     Under the $650 million Third Amended and Restated Credit Agreement (“Domestic Revolving Credit Facility”), we had outstanding borrowings of $278.5 million and $80.0 million committed to standby letters of credit as of September 30, 2011. Subject to covenant limitations, $291.5 million was available for future borrowings. This domestic revolving credit facility provides for issuance of letters of credit for the full amount of the credit facility and matures in October 2012 (see Note 17, Subsequent Event).
     Our weighted average borrowing rate on the facility was as follows:

	As of September 30, 2011	As of December 31, 2010
Weighted average borrowing rate	1.01%	0.96%
     Our domestic revolving credit facility contains financial covenants relating to leverage and interest coverage. Other covenants contained in the domestic revolving credit facility restrict, among other things, mergers, asset dispositions, guarantees, debt, liens, acquisitions, investments, affiliate transactions and our ability to make restricted payments. The financial covenants require us to maintain a defined Consolidated Indebtedness to Adjusted EBITDA Ratio and a Cash Flow (defined as EBITDA minus capital expenditures) to Net Interest Expense Ratio. The required ratios under our domestic revolving credit facility as of September 30, 2011 are detailed below:

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
     If any event of default occurs and is continuing, lenders with a majority of the aggregate commitments may require the administrative agent to terminate our right to borrow under our domestic revolving credit facility and accelerate amounts due under our domestic revolving credit facility (except for a bankruptcy event of default, in which case such amounts will automatically become due and payable and the lenders’ commitments will automatically terminate). As of September 30, 2011, we were in compliance with all covenant requirements.
Senior Unsecured Notes
     We issued $200.0 million of senior unsecured notes in May 2010 through a public offering. Interest is paid semiannually on May 15 and November 15 at a fixed interest rate of 4.90% per annum. These notes mature on May 15, 2017.
     The notes are guaranteed, on a senior unsecured basis, by each of our domestic subsidiaries that guarantee payment by us of any indebtedness under our domestic revolving credit facility. The indenture governing the notes contains covenants that, among other things, limit our ability and the ability of the subsidiary guarantors to: create or incur certain liens; enter into certain sale and leaseback transactions; enter into certain mergers, consolidations and transfers of substantially all of our assets; and transfer certain properties. The indenture also contains a cross default provision which is triggered if we default on other debt of at least $75 million in principal which is then accelerated, and such acceleration is not rescinded within 30 days of the notice date. As of September 30, 2011, we were in compliance with all covenant requirements.
Credit Rating
     At September 30, 2011, our senior credit ratings were Baa3, with a stable outlook, and BBB-, with a stable outlook by Moody’s and Standard & Poor’s Rating Group (“S&P”), respectively.
Other Financing Arrangements
     In the first quarter 2010, our captive insurance subsidiary entered into an agreement in which cash was placed into a trust for the benefit of a third-party insurance provider. The purpose of the trust is to pay workers compensation claims for policy years 2003 — 2009 until the liabilities are fully extinguished. These policies were written by the third-party insurance provider, and then reinsured by our captive insurance subsidiary. In the second quarter of 2011, we changed how these claims were secured. Substantially all claims for the workers compensation claims for policy years 2003-2009 are now secured by standby letters of credit. As of December 31, 2010, we had $12.2 million in Restricted Cash on the accompanying Consolidated Balance Sheets to pay these claims.

9. Pension and Postretirement Benefit Plans:
     The components of net periodic benefit cost were as follows (in millions):

	For the Three Months Ended September 30,
	2011	2010	2011	2010
	Pension Benefits		Other Benefits
Service cost	$1.3	$1.3	$0.2	$0.2
Interest cost	4.5	4.4	0.2	0.2
Expected return on plan assets	(4.7)	(4.9)	—	—
Amortization of prior service cost	0.1	0.1	(0.4)	(0.5)
Amortization of net loss	1.7	2.1	0.3	0.3
Settlements or curtailments	0.1	—	—	—

Total net periodic pension cost	$3.0	$3.0	$0.3	$0.2

	For the Nine Months Ended September 30,
	2011	2010	2011	2010
	Pension Benefits		Other Benefits
Service cost	$4.0	$3.7	$0.6	$0.4
Interest cost	13.5	13.2	0.7	0.6
Expected return on plan assets	(14.2)	(14.5)	—	—
Amortization of prior service cost	0.3	0.4	(1.4)	(1.4)
Amortization of net loss	5.2	6.4	0.9	0.9
Settlements or curtailments	1.7	—	—	—

Total net periodic pension cost	$10.5	$9.2	$0.8	$0.5

10. Comprehensive Income:
     The changes in the components of other comprehensive income, net of taxes, were as follows (in millions):

	For the Nine Months Ended
	September 30,
	2011	2010
Net income	$71.6	$88.5
Foreign currency translation adjustments, net	(27.4)	17.8
Derivatives and other, net of tax benefit of $11.9 in 2011 and tax provision of $1.7 in 2010	(31.6)	2.6

Comprehensive income	$12.6	$108.9

11. Stock-Based Compensation:
     The Lennox International Inc. 2010 Incentive Plan, as amended and restated provides for various long-term incentive awards, which include stock options, performance share units, restricted stock units and stock appreciation rights. Net stock-based compensation expense recognized was as follows (in millions):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Net stock-based compensation expense	$3.5	$4.1	$12.6	$11.8
     These expenses are included in Selling, General and Administrative Expenses in the accompanying Consolidated Statements of Operations.
12. Stock Repurchases:
     In June 2008 our Board of Directors approved a $300 million share repurchase plan which authorizes us to repurchase shares of our common stock through open market purchases (the “2008 Share Repurchase Plan”). The 2008 Share Repurchase Plan has no stated expiration date. Additionally, in connection with the vesting of restricted stock units and performance share units, employees may surrender shares to satisfy tax-withholding obligations. Through the third quarter of 2011, we repurchased 2,305,810 shares of our common stock including 25,399 in surrendered shares, totaling $90.9 million. These repurchased and surrendered shares are included in Treasury Stock.

13. Restructuring Charges:
     As part of our strategic priorities of manufacturing and sourcing excellence and expense reduction, we initiated various manufacturing rationalization actions designed to lower our cost structure. We expanded these expense reductions across the organization by initiating a number of activities to rationalize and reorganize various support and administrative functions. Restructuring charges are not included in our calculation of segment profit (loss), see Note 15 for further discussion. Detailed below are the restructuring activities that we incurred additional expense in 2011.
2011 Plans
Corporate and Other
     In the third quarter of 2011, we terminated our airplane lease, closed the aviation department, and reorganized certain support functions within our organization. Substantially all of the costs related to these activities were recognized in the third quarter of 2011 and consisted of $4.3 million in lease termination costs, $1.0 million in severance costs and $0.2 million in accelerated depreciation.
2010 Plans
Refrigeration
     We began to exit certain Refrigeration manufacturing operations in Milperra, Australia in 2010, specifically our OEM coil manufacturing and contract coil manufacturing. In the first quarter of 2010, we began to exit OEM coil manufacturing. We reversed approximately $0.5 million in severance in the first nine months of 2011 to adjust estimated charges to actual. This activity was substantially complete in 2010. We initiated restructuring activities related to exiting contract coil manufacturing in the third quarter of 2010. In the first nine months of 2011, we recognized $1.4 million in other plant closure costs related to these restructuring activities. The total expected expenses for the OEM coil restructuring are $5.3 million and the contract coil manufacturing restructuring is $5.2 million.
Service Experts
     We began to reorganize certain administrative functions and the management structure of our Service Experts business in 2010 and initiated two actions. The first action, started in the second quarter of 2010, was to reorganize the administrative operations of an acquired company. This project was completed in 2010. The second action, initiated in the fourth quarter of 2010, was to reorganize the management structure of our Service Experts business. We expect to complete this project in the fourth quarter of 2011. We recognized $4.6 million in severance, lease termination and other costs in the first nine months of 2011. The total expected expenses related to the second action for the administrative and management restructuring is $5.7 million.
2009 and Prior Plans
Commercial Heating & Cooling
     We completed the consolidation of certain manufacturing operations from Mions, France into our Longvic, France operations in the first quarter of 2010. We reversed $0.1 million in severance charges in the first nine months of 2011 to adjust estimated charges to actual. The total expected restructuring charges for this consolidation is $6.3 million.
Residential Heating & Cooling
     We consolidated our manufacturing operations from Blackville, South Carolina into our Orangeburg, South Carolina and Saltillo, Mexico operations. We expect to complete this consolidation in the fourth quarter of 2011. We recognized $0.8 million in restructuring charges in the first nine months of 2011 related to other plant closure costs. The total expected expenses for this consolidation is $13.6 million.

Regional Distribution Network
     In the fourth quarter of 2008, we commenced the transition of activities performed at our North American Parts Center in Des Moines, Iowa to other locations, including our North American Distribution Center in Marshalltown, Iowa. In the first nine months of 2011, we recognized $0.9 million primarily in other restructuring charges. The total expected restructuring charges for the regional distribution network is $4.9 million
Total Restructuring
     Information regarding the restructuring charges for all plans is as follows (in millions):

			Total
	Charges	Charges	Charges
	Incurred in	Incurred to	Expected to
	2011	Date	be Incurred
Severance and related expense	$2.1	$46.6	$47.0
Asset write-offs and accelerated depreciation	0.4	11.5	11.5
Equipment moves	0.6	1.8	2.3
Lease termination	6.0	8.4	8.4
Other	5.3	11.2	12.6

Total	$14.4	$79.5	$81.8

     Information regarding the restructuring charges by segment is as follows (in millions):

			Total
	Charges	Charges	Charges
	Incurred in	Incurred to	Expected to
	2011	Date	be Incurred
Residential Heating & Cooling	$2.2	$17.8	$19.8
Commercial Heating & Cooling	0.1	16.6	16.8
Service Experts	4.9	8.2	8.3
Refrigeration	1.7	19.9	19.9
Corporate & Other	5.5	17.0	17.0

Total	$14.4	$79.5	$81.8

     Restructuring reserves are included in Accrued Expenses in the accompanying Consolidated Balance Sheets. The table below details activity within the restructuring reserves for the first nine months of 2011 (in millions):

	Balance as of	Charged		Non-Cash	Balance as of
	December 31,	to	Cash	Utilization	September 30,
Description of Reserves	2010	Earnings	Utilization	and Other	2011
Severance and related expense	$6.2	$2.1	$(3.8)	$—	$4.5
Asset write-offs and accelerated depreciation	—	0.4	—	(0.4)	—
Equipment moves	—	0.6	(0.6)	—	—
Lease termination	0.3	6.0	(1.0)	—	5.3
Other	0.7	5.3	(6.0)	—	—

Total restructuring reserves	$7.2	$14.4	$(11.4)	$(0.4)	$9.8

14. Earnings Per Share:
     Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net income by the sum of the weighted-average number of shares and the number of equivalent shares assumed outstanding, if dilutive, under our stock-based compensation plans.
     The computations of basic and diluted earnings per share for Income from Continuing Operations were as follows (in millions, except per share data):

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income	$33.8	$41.8	$71.6	$88.5

Add: Loss from discontinued operations	—	0.1	—	0.8

Income from continuing operations	$33.8	$41.9	$71.6	$89.3

Weighted-average shares outstanding — basic	52.2	53.8	53.0	55.0
Effect of dilutive securities attributable to stock-based payments	0.6	1.2	0.9	1.2

Weighted-average shares outstanding — diluted	52.8	55.0	53.9	56.2

Earnings per share from continuing operations:
Basic	$0.65	$0.78	$1.35	$1.62
Diluted	$0.64	$0.76	$1.33	$1.59
     Stock appreciation rights were outstanding, but not included in the diluted earnings per share calculation because the assumed exercise of such rights would have been anti-dilutive. The details are as follows:

	For the Nine Months Ended September 30,
	2011	2010
Number of shares	2,275,894	520,817
Price ranges per share	$28.24 — $46.78	$$36.94
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
     Our corporate costs include those costs related to corporate functions such as legal, internal audit, treasury, human resources, tax compliance and senior executive staff. Corporate costs also include the long-term share-

based incentive awards provided to employees throughout LII. We recorded these share-based awards as Corporate costs as they are determined at the discretion of the Board of Directors and based on the historical practice of doing so for internal reporting purposes.
     Net sales and segment profit (loss) by business segment, along with a reconciliation of segment profit (loss) to Income from Continuing Operations Before Income Taxes are shown below (in millions):

	For the Three Months		For the Nine Months Ended
	Ended September 30,		September 30,
	2011	2010	2011	2010
Net Sales
Residential Heating & Cooling	$373.6	$370.9	$1,040.7	$1,068.5
Commercial Heating & Cooling	199.3	176.3	536.4	471.7
Service Experts	144.7	150.9	406.6	445.6
Refrigeration	223.7	140.6	616.3	411.8
Eliminations (1)	(18.3)	(20.5)	(52.3)	(63.2)

	$923.0	$818.2	$2,547.7	$2,334.4

Segment Profit (Loss)(2)
Residential Heating & Cooling	$28.8	$39.0	$60.8	$98.6
Commercial Heating & Cooling	28.7	24.9	61.7	56.2
Service Experts	5.4	6.0	0.4	14.2
Refrigeration	20.5	17.3	55.5	47.5
Corporate and other	(15.4)	(15.5)	(41.4)	(48.2)
Eliminations (1)	0.3	0.1	—	(0.2)

Subtotal that includes segment profit and eliminations	68.3	71.8	137.0	168.1
Reconciliation to income from continuing operations before income taxes:
Special product quality adjustment	—	—	(2.4)	—
Items in losses and other expenses, net that are excluded from segment profit (3)	3.0	0.5	5.0	6.7
Restructuring charges	10.8	4.7	14.4	15.0
Interest expense, net	4.1	3.5	12.5	9.1
Other expense, net	—	—	0.1	0.1

Income from continuing operations before income taxes	$50.4	$63.1	$107.4	$137.2

(1)	Eliminations consist of intercompany sales between business segments, such as products sold to Service Experts by the Residential Heating & Cooling segment.

(2)	We define segment profit and loss as a segment’s income or loss from continuing operations before income taxes included in the accompanying Consolidated Statements of Operations, excluding:
•	Special product quality adjustments.

•	Items within Losses and Other Expenses, net that are noted in (3).

•	Restructuring charges.

•	Goodwill and equity method investment impairments.

•	Interest expense, net.

•	Acquisition costs.

•	Other expense, net.
(3)	Items in Losses and Other Expenses, net that are excluded from segment profit are net change in unrealized gains and/or losses on open futures contracts, discount fee on accounts sold, realized gains and/or losses on marketable securities, special legal contingency charge, and other items.
     Total assets by business segment are shown below (in millions). The assets in the Corporate segment are primarily comprised of cash and deferred tax assets. Assets recorded in the operating segments represent those assets directly associated with those segments.

	As of	As of
	September 30,	December 31,
	2011	2010
Total Assets
Residential Heating & Cooling	$568.8	$519.8
Commercial Heating & Cooling	295.9	252.7
Service Experts	185.6	186.2
Refrigeration	565.5	389.7
Corporate and other	227.2	354.9
Eliminations (1)	(8.7)	(11.3)

Total assets	$1,834.3	$1,692.0

(1)	Eliminations consist of net intercompany receivables and intercompany profit included in inventory from products sold between business segments, such as products sold to Service Experts by the Residential Heating & Cooling segment.
16. Fair Value Measurements:
Assets and Liabilities Measured at Fair Value on a Recurring Basis
     The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (in millions):

	Quoted Prices in Active Markets for
	Identical Assets (Level 1)
	As of September 30,	As of December 31,
	2011	2010
Assets:
Investment in marketable equity securities (1)	$7.7	$18.0

(1)	Investment in marketable equity securities is recorded in Other Assets, net in the accompanying Consolidated Balance Sheets.
Other Fair Value Measurements
     The carrying amounts of cash and cash equivalents, accounts and notes receivable, net, accounts payable, other current liabilities, and short-term debt approximate fair value due to the short maturities of these instruments. The fair values of each of our long-term debt instruments are based on the quoted market prices for the same issues or on the amount of future cash flows associated with each instrument using current market rates for debt instruments of similar maturities and credit risk. The fair values presented are estimates and are not necessarily indicative of amounts for which we could settle such instruments currently or indicative of our intent or ability to dispose of or liquidate them. The estimated fair value of our debt was as follows (in millions):

	As of September 30,	As of December 31,
	2011	2010
Long-term debt (1)	$293.9	$114.6
Senior unsecured notes	217.9	203.0

(1)	Long-term debt includes our domestic revolving credit facility, capital lease obligations, and any related current maturities.

17. Subsequent Event:
     On October 21, 2011, we amended our domestic revolving credit facility through the Fourth Amended and Restated Revolving Credit Facility Agreement. This amended facility has up to $650 million in capacity and provides for issuance of letters of credit up to the full amount of the facility. The interest terms, financial covenants and events of default are substantially the same as under the Third Amended and Restated Credit Agreement. Certain of the covenants contained in the prior credit agreement were liberalized. The Fourth Amended and Restated Credit Agreement extends the maturity to October 2016.
18. Condensed Consolidating Financial Statements:
     The Company’s senior unsecured notes are unconditionally guaranteed by certain of the Company’s subsidiaries (the “Guarantor Subsidiaries”) and are not secured by our other subsidiaries (the “Non-Guarantor Subsidiaries”). As a result of the guarantee arrangements, we are required to present the following condensed consolidating financial statements. During the first quarter of 2011, our guarantor and non-guarantor subsidiary structure changed as required by our credit facility due to the Kysor/Warren acquisition. Three subsidiaries previously classified as non-guarantor subsidiaries as of December 31, 2010 are now classified as guarantor subsidiaries. These changes are reflected in the condensed consolidating financial statements for periods after December 31, 2010.
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
     Condensed consolidating financial statements of the Company, its Guarantor Subsidiaries and Non-Guarantor Subsidiaries as of September 30, 2011 and December 31, 2010 and for the three and nine months ended September 30, 2011 and 2010 are shown below:
Condensed Consolidating Balance Sheets
As of September 30, 2011
(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$0.3	$19.1	$38.5	$—	$57.9
Restricted cash	—	—	—	—	—
Accounts and notes receivable, net	(917.0)	1,004.3	391.8	(0.9)	478.2
Inventories, net	—	274.9	124.4	(5.0)	394.3
Deferred income taxes, net	14.9	30.7	8.7	(4.2)	50.1
Other assets	20.5	23.2	82.9	(78.3)	48.3

Total current assets	(881.3)	1,352.2	646.3	(88.4)	1,028.8
PROPERTY, PLANT AND EQUIPMENT, net	—	258.1	75.2	—	333.3
GOODWILL	—	111.8	195.2	—	307.0
DEFERRED INCOME TAXES	(3.9)	81.0	20.1	(13.0)	84.2
OTHER ASSETS, net	2,143.6	493.4	23.7	(2,579.7)	81.0

TOTAL ASSETS	$1,258.4	$2,296.5	$960.5	$(2,681.1)	$1,834.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$102.8	$—	$(37.5)	$(61.8)	$3.5
Current maturities of long-term debt	—	0.3	0.1	—	0.4
Accounts payable	9.3	225.1	98.9	9.9	343.2
Accrued expenses	25.9	203.3	89.6	(2.7)	316.1
Income taxes payable	(10.5)	31.4	6.0	(17.3)	9.6

Total current liabilities	127.5	460.1	157.1	(71.9)	672.8
LONG-TERM DEBT	478.4	16.8	101.2	(100.7)	495.7
POSTRETIREMENT BENEFITS, OTHER THAN PENSIONS	—	15.6	—	—	15.6
PENSIONS	—	79.5	9.4	0.1	89.0
OTHER LIABILITIES	8.1	53.4	15.6	(14.6)	62.5

Total liabilities	614.0	625.4	283.3	(187.1)	1,335.6
COMMITMENTS AND CONTINGENCIES
TOTAL STOCKHOLDERS’ EQUITY	644.4	1,671.1	677.2	(2,494.0)	498.7

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,258.4	$2,296.5	$960.5	$(2,681.1)	$1,834.3

Condensed Consolidating Statements of Operations
For the Three Months Ended September 30, 2011
(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET SALES	$—	$722.4	$255.3	$(54.7)	$923.0
COST OF GOODS SOLD	—	555.5	191.6	(55.2)	691.9

Gross profit	—	166.9	63.7	0.5	231.1
OPERATING EXPENSES:
Selling, general and administrative expenses.	—	124.8	41.5	—	166.3
Losses (gains) and other expenses, net	2.3	0.4	(0.2)	—	2.5
Restructuring charges	—	9.9	0.9	—	10.8
(Income) loss from equity method investments	(48.0)	(11.1)	(2.1)	58.2	(3.0)

Operational income (loss) from continuing operations	45.7	42.9	23.6	(57.7)	54.5
INTEREST EXPENSE, net	4.4	(0.9)	0.6	—	4.1
OTHER EXPENSE, net	—	—	—	—	—

Income (loss) from continuing operations before income taxes	41.3	43.8	23.0	(57.7)	50.4
(BENEFIT FROM) PROVISIONS FOR INCOME TAXES	(2.3)	11.1	7.6	0.2	16.6

Net income (loss)	$43.6	$32.7	$15.4	$(57.9)	$33.8

Condensed Consolidating Statements of Operations
For the Nine Months Ended September 30, 2011
(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET SALES	$—	$1,983.2	$715.7	$(151.2)	$2,547.7
COST OF GOODS SOLD	0.1	1,515.0	541.2	(152.4)	1,903.9

Gross profit	(0.1)	468.2	174.5	1.2	643.8
OPERATING EXPENSES:
Selling, general and administrative expenses	—	383.2	132.0	—	515.2
Losses (gains) and other expenses, net	4.5	(0.8)	(0.6)	—	3.1
Restructuring charges	—	13.1	1.3	—	14.4
(Income) loss from equity method investments	(96.9)	(16.8)	(7.0)	111.8	(8.9)

Operational income (loss) from continuing operations	92.3	89.5	48.8	(110.6)	120.0
INTEREST EXPENSE, net	12.4	(2.7)	2.8	—	12.5
OTHER EXPENSE, net	—	—	0.1	—	0.1

Income (loss) from continuing operations before income taxes	79.9	92.2	45.9	(110.6)	107.4
(BENEFIT FROM) PROVISIONS FOR INCOME TAXES	(5.8)	25.6	15.5	0.5	35.8

Net income (loss)	$85.7	$66.6	$30.4	$(111.1)	$71.6

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

Condensed Consolidating Statements of Operations
For the Three Months Ended September 30, 2010
(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET SALES	$—	$563.0	$318.8	$(63.6)	$818.2
COST OF GOODS SOLD	0.1	413.4	233.6	(61.7)	585.4

Gross profit	(0.1)	149.6	85.2	(1.9)	232.8
OPERATING EXPENSES:
Selling, general and administrative expenses.	—	120.0	43.5	—	163.5
Losses (gains) and other expenses, net	(1.5)	2.1	0.3	(0.1)	0.8
Restructuring charges	—	0.8	3.8	0.1	4.7
(Income) loss from equity method investments	(52.6)	(4.1)	(2.8)	56.7	(2.8)

Operational income (loss) from continuing operations	54.0	30.8	40.4	(58.6)	66.6
INTEREST EXPENSE, net	8.9	(5.9)	0.5	—	3.5
OTHER EXPENSE, net	—	—	—	—	—

Income (loss) from continuing operations before income taxes	45.1	36.7	39.9	(58.6)	63.1
(BENEFIT FROM) PROVISIONS FOR INCOME TAXES	(2.7)	12.1	11.9	(0.1)	21.2

Income (loss) from continuing operations	47.8	24.6	28.0	(58.5)	41.9
Loss from discontinued operations	—	—	0.1	—	0.1
Net income (loss)	$47.8	$24.6	$27.9	$(58.5)	$41.8

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

Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended September 30, 2011
(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$31.8	$(64.1)	$30.1	$—	$(2.2)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the disposal of property, plant and equipment	—	0.1	0.2	—	0.3
Purchases of property, plant and equipment	—	(23.6)	(3.5)	—	(27.1)
Proceeds from sale of business	—	—	0.6	—	0.6
Acquisition of business	—	(147.7)	—	—	(147.7)
Restricted cash	—	—	12.2	—	12.2

Net cash used in investing activities	—	(171.2)	9.5	—	(161.7)
CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term borrowings, net	—	—	2.5	—	2.5
Asset securitization borrowings	—	—	220.0	—	220.0
Asset securitization payments	—	—	(220.0)	—	(220.0)
Long-term payments	—	(0.7)	—	—	(0.7)
Revolver long-term borrowings	1,090.0	—	—	—	1,090.0
Revolver long-term payments	(911.5)	—	—	—	(911.5)
Proceeds from stock option exercises	1.5	—	—	—	1.5
Repurchases of common stock	(90.9)	—	—	—	(90.9)
Excess tax benefits related to share-based payments	1.5	—	—	—	1.5
Intercompany debt	76.7	(2.3)	(74.4)	—	—
Intercompany financing activity	(252.7)	242.7	10.0	—	—
Cash dividends paid	(27.2)	—	—	—	(27.2)

Net cash (used in) provided by financing activities	(112.6)	239.7	(61.9)	—	65.2
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(80.8)	4.4	(22.3)	—	(98.7)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	(3.4)	—	(3.4)
CASH AND CASH EQUIVALENTS, beginning of year	81.1	14.7	64.2	—	160.0

CASH AND CASH EQUIVALENTS, end of year	$0.3	$19.1	$38.5	$—	$57.9

Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended September 30, 2010
(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(89.4)	$158.2	$(25.2)	$—	$43.6
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the disposal of property, plant and equipment	—	0.1	—	—	0.1
Purchases of property, plant and equipment	—	(23.2)	(6.8)	—	(30.0)
Proceeds from sale of business	—	0.1	3.4	—	3.5
Acquisition of business	—	(6.0)	—	—	(6.0)
Restricted cash	—	—	(13.1)	—	(13.1)

Net cash used in investing activities	—	(29.0)	(16.5)	—	(45.5)
CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term borrowings, net	—	—	5.7	—	5.7
Long-term payments	(35.0)	(0.1)	(0.7)	—	(35.8)
Issuance of senior unsecured notes.	199.8	—	—	—	199.8
Revolver long-term borrowings	875.0	—	—	—	875.0
Revolver long-term payments	(906.5)	—	—	—	(906.5)
Additional investment in affiliates	—	—	(1.0)	—	(1.0)
Proceeds from stock option exercises	2.5	—	—	—	2.5
Payments of deferred financing costs	(1.8)	—	—	—	(1.8)
Repurchases of common stock	(150.3)	—	—	—	(150.3)
Excess tax benefits related to share-based payments	3.7	—	—	—	3.7
Intercompany debt	82.5	(102.6)	20.1	—	—
Intercompany financing activity	42.8	(15.3)	(27.5)	—	—
Intercompany investments	(7.9)	—	7.9	—	—
Intercompany dividends	9.0	—	(9.0)	—	—
Cash dividends paid	(24.4)	—	—	—	(24.4)

Net cash (used in) provided by financing activities	89.4	(118.0)	(4.5)	—	(33.1)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	11.2	(46.2)	—	(35.0)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	3.1	—	3.1
CASH AND CASH EQUIVALENTS, beginning of year	0.8	6.6	116.9	—	124.3

CASH AND CASH EQUIVALENTS, end of year	$0.8	$17.8	$73.8	$—	$92.4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
     Our products and services are sold through a combination of distributors, independent and company-owned dealer service centers, other installing contractors, wholesalers, manufacturers’ representatives, original equipment manufacturers and directly to national account customers. The demand for our products and services is seasonal and dependent on the weather. Warmer than normal summer temperatures generate strong demand for replacement air conditioning and refrigeration products and services and colder than normal winter temperatures have the same effect on heating products and services. Conversely, cooler than normal summers and warmer than normal winters depress the demand for HVACR products and services. In addition to weather, demand for our products and services is influenced by national and regional economic and demographic factors, such as interest rates, the availability of financing, regional population and employment trends, new construction, general economic conditions and consumer spending habits and confidence.
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
     We experienced similar challenges in the third quarter of 2011 as we did in the second quarter of 2011, particularly in our Residential Heating & Cooling and Service Experts segments. The significant reduction in the government tax credit for high-efficiency heating and cooling products and overall consumer weakness in 2011 shifted our customers to replacement of components rather than entire system replacements resulting in unfavorable product mix in our Residential Heating & Cooling and Service Experts businesses. This unfavorable shift in product mix for these businesses was the biggest driver in our decline in operational income in the third quarter of 2011, which was down 18% from the third quarter of 2010. However, we did see a positive shift in volume in our Residential Heating & Cooling business in the third quarter of 2011 primarily through an increase in our component sales. This positive shift in volume along with net sales growth from our Commercial Heating & Cooling and Refrigeration businesses resulted in an increase in our net sales from $818 million in the third quarter of 2010 to $923 million in the third quarter of 2011, or a 13% increase. Excluding Kysor/Warren and currency impact, our net sales increased by 2%. Our Commercial Heating & Cooling business showed strong growth in the quarter with a 13% growth in net sales, largely driven by volume and price and mix. The Refrigeration segment also showed strong growth with a 59% increase in net sales for the quarter. The increase in net sales for this segment was comprised of organic growth of 2%, excluding a 7% impact of foreign currency exchange rates, with the remainder of the growth from the acquisition of the Kysor/Warren business in January 2011.
     We are seeing margin pressure in all of our segments largely driven by commodity prices putting a strain on raw material and component costs. Margins were also negatively affected by mix from our Residential Heating & Cooling and Service Experts businesses discussed above. We are managing our pricing structure to offset a large portion of our commodity price increases on raw materials. We believe we are managing our other costs well and continue to look for ways to lower our controllable cost structure through manufacturing and sourcing excellence.
Key Financial Statistics
•	Net sales for the third quarter of 2011 increased to $923 million as compared to $818 million in 2010, or a 13% increase. The Kysor/Warren acquisition contributed 9% to the net sales growth and favorable currency exchange rates positively impacted our growth by 2%. Organically, sales for LII increased by 2% which excludes Kysor/Warren and currency impact.

•	Operational income for the third quarter of 2011 decreased to $54.5 million as compared to $66.6 million in 2010. The decline in operational income was primarily due to lower price and mix and lower margins from increased commodity costs from raw materials and components.

•	Net income for the third quarter of 2011 was $33.8 million compared to $41.8 million in 2010. Diluted earnings per share from continuing operations were $0.64 in the third quarter of 2011 compared to diluted earnings per share from continuing operations of $0.76 in 2010.

•	Cash of $2.2 million was used in operating activities for the first nine months of 2011 compared to cash provided by operating activities of $43.6 million in the first nine months of 2010. The increase in cash used in operating activities was due to lower net income, an unfavorable change in accrued expenses with favorable working capital partially offsetting these items.

•	During the first nine months of 2011, we returned $116.8 million to shareholders through share repurchases and dividends.

     Third Quarter of 2011 Compared to Third Quarter of 2010 – Consolidated Results
Results of Operations
     The following table provides a summary of our financial results, including information presented as a percentage of net sales (dollars in millions):

	Three Months Ended September 30,
			Percent
	Dollars		Change	Percent Sales
	2011	2010	Fav/(Unfav)	2011	2010
Net sales	$923.0	$818.2	12.8%	100.0%	100.0%
Cost of goods sold	691.9	585.4	(18.2)	75.0	71.5

Gross profit	231.1	232.8	(0.7)	25.0	28.5
Selling, general and administrative expenses	166.3	163.5	(1.7)	18.0	20.0
Losses and other expenses, net	2.5	0.8	(212.5)	0.3	0.1
Restructuring charges	10.8	4.7	(129.8)	1.2	0.6
Income from equity method investments	(3.0)	(2.8)	7.1	(0.3)	(0.3)

Operational income	$54.5	$66.6	(18.2)%	5.8%	8.1%

Net income	$33.8	$41.8	(19.1)%	3.7%	5.1%

Net Sales
     Net sales increased 13% in the third quarter of 2011 compared to the third quarter of 2010. The Kysor/Warren acquisition added 9% to our net sales. Our sales volume was up 2% and price and mix were flat in the comparable period. We saw positive volume in our Residential Heating & Cooling, Commercial Heating & Cooling and Refrigeration segments partially offset by declines in volume in our Service Experts segment. Changes in foreign currency exchange rates favorably impacted net sales by 2%. Excluding the impact from the Kysor/Warren acquisition and favorable foreign currency exchange rates, net sales in the third quarter of 2011 were up 2% from the third quarter of 2010.
Gross Profit
     Gross profit declined $2 million in the third quarter of 2011 compared to 2010 resulting in a 350 basis point decline in margins from 28.5% in 2010 to 25.0% in 2011. Commodity cost impact on our raw materials and component products contributed 160 basis points and mix contributed 20 basis points to the decline. Additionally, the Kysor/Warren acquisition negatively impacted our gross profit margin by 150 basis points in the third quarter of 2011.
Selling, General and Administrative Expenses
     Selling, general and administrative (“SG&A”) expenses increased $3 million in the third quarter of 2011 compared to 2010, but as a percentage of net sales, SG&A expenses declined to 18% in 2011 from 20% in 2010. At constant currency, SG&A decreased $1 million in 2011 compared to 2010. The decline in SG&A expenses was principally due to a $2 million decline in 2011 variable compensation expense and general cost control in the quarter largely offset by Kysor/Warren SG&A expenses included in 2011.

Losses and Other Expenses, Net
     Losses and other expenses, net for the third quarters of 2011 and 2010 included the following (in millions):

	Three Months Ended
	September 30,
	2011	2010
Realized gains on settled futures contracts	$(0.1)	$(0.2)
Unrealized losses (gains) on unsettled futures contracts not designated as cash flow hedges	3.5	(1.4)
Special legal contingency charge	(0.1)	1.8
Foreign currency exchange (gains) losses	(0.5)	0.6
Other items, net	(0.3)	—

Losses and other expenses, net	$2.5	$0.8

     The change in losses and other expenses, net is primarily due to the unrealized losses on unsettled future commodity contracts. Refer to Note 5 in the Notes to the Consolidated Financial Statements for more information.
Restructuring Charges
     Restructuring charges increased from $5 million in the third quarter of 2010 to $11 million in the third quarter of 2011. The charges in the third quarter of 2011 were from corporate restructuring that included the exit of the corporate airplane lease, closure of the aviation department, and reorganization of certain support function initiated in the third quarter of 2011. Additionally, we had charges related to the reorganization of the Service Experts administrative function and management structure initiated in the fourth quarter of 2010. The restructuring charges from the third quarter of 2010 were primarily related to the exit of the contract coil manufacturing in our Refrigeration segment in Australia. The remaining restructuring charges from the third quarter of 2010 were minor charges from various open projects initiated in 2010 and prior years. Refer to Note 13 in the Notes to the Consolidated Financial Statements for more information.
Results from Equity Method and Other Equity Investments
     Investments over which we do not exercise control but have significant influence are accounted for using the equity method of accounting. Income from equity method investments increased slightly to $3.0 million in the third quarter of 2011 from $2.8 million in 2010.
Interest Expense, Net
     Interest expense, net, increased to $4.1 million in 2011 from $3.5 million in 2010. The increase in interest expense was primarily attributable to the increase in average amounts borrowed in the third quarter of 2011 compared to 2010 and an increase in our weighted average interest rate in the comparable period.
Income Tax Expense
     Income tax expense was $17 million in the third quarter of 2011 compared $21 million in 2010. The effective tax rate was 32.9% for 2011 and 33.6% in 2010. Our effective rates differ from the statutory federal rate of 35% for certain items, such as research tax credits, foreign taxes at rates other than 35%, and other permanent items.
Third Quarter of 2011 Compared to Third Quarter of 2010 – Results by Segment
Residential Heating & Cooling
     The following table summarizes our Residential Heating & Cooling segment’s net sales and profit for the third quarters of 2011 and 2010 (dollars in millions):

	Three Months Ended
	September 30,
	2011	2010	Difference	% Change
Net sales	$373.6	$370.9	$2.7	0.7%
Profit	28.8	39.0	(10.2)	(26.2)%
% of net sales	7.7%	10.5%
     Residential Heating & Cooling net sales increased by almost 1% in the third quarter of 2011 compared to the third quarter of 2010. Sales volumes increased by almost 4% which was almost fully offset with the decline in price and mix in the third quarter of 2011 when compared to the comparable period in 2010. A favorable impact from foreign currency exchange rates of 1% increased net sales. Mix was 5% unfavorable in the quarter due to the move from replacement of systems to component replacement from a lower government high-efficiency tax credit and consumer weakness in 2011.
     Segment profit decreased $10 million, including $10 million from a decline in price and mix, $9 million from commodity cost impact on both raw material and component purchases. Partially offsetting this decline was a $5 million decrease in SG&A expense, a $5 million increase in volume, and $2 million from favorable foreign currency translation rates. The SG&A expense decrease was primarily due to lower variable compensation expense and general cost control in 2011.
Commercial Heating & Cooling
     The following table summarizes our Commercial Heating & Cooling segment’s net sales and profit for the third quarters of 2011 and 2010 (dollars in millions):

	Three Months Ended
	September 30,
	2011	2010	Difference	% Change
Net sales	$199.3	$176.3	$23.0	13.0%
Profit	28.7	24.9	3.8	15.3%
% of net sales	14.4%	14.1%
     Our Commercial Heating & Cooling business experienced a 13% increase in net sales in the third quarter of 2011 compared to 2010 primarily due to an increase in our replacement business which resulted in a 3% increase in sales volume and a 7% increase in price and mix. Mix was driven by strength in our high efficiency premier products like Strategos® and Energence®. Changes in foreign currency exchange rates favorably impacted sales by 3%.
     Segment profit for the third quarter of 2011 increased almost $4 million, including a $2 million increase in volume, a $5 million increase in price and mix, and a $2 million decrease in SG&A expenses. The decline in SG&A expenses was primarily due to variable compensation and general cost control. Increased commodity costs of $5 million on raw material and component costs partially offset the increases to segment profit.
Service Experts
     The following table summarizes our Service Experts segment’s net sales and profit for the third quarters of 2011 and 2010 (dollars in millions):

	Three Months Ended
	September 30,
	2011	2010	Difference	% Change
Net sales	$144.7	$150.9	$(6.2)	(4.1)%
Profit	5.4	6.0	(0.6)	(10.0)%
% of net sales	3.7%	4.0%
     Service Experts net sales declined 4% in the third quarter of 2011 compared to the third quarter of 2010. Sales volumes contributed 7% to the decline in sales. Offsetting the decline in sales volume was 2% in favorable price and mix and 1% in favorable foreign currency exchange rates. The decline in this segment’s sales volume is primarily due to a decline in residential HVAC equipment installations.

     Segment profit decreased $1 million due to a $5 million decline in volume, partially offset by a $4 million decline in SG&A expenses. The decline in SG&A expenses is primarily due to lower variable compensation.
Refrigeration
     The following table summarizes our Refrigeration segment’s net sales and profit for the third quarters of 2011 and 2010 (dollars in millions):

	Three Months Ended
	September 30,
	2011	2010	Difference	% Change
Net sales	$223.7	$140.6	$83.1	59.1%
Profit	20.5	17.3	3.2	18.5%
% of net sales	9.2%	12.3%
     Net sales, excluding Kysor/Warren and foreign currency impact, increased 2% in the third quarter of 2011 when compared to 2010 due to a 1% increase in sales volume and a 1% increase in price and mix. Favorable foreign exchange rates accounted for 7% of the increase in net sales and the Kysor/Warren acquisition contributed 50% to the increase in net sales.
     Segment profit increased $3 million primarily due to a $1 million increase in volume, a $3 million increase in our price and mix and $1 million in favorable foreign currency translation rates. Partially offsetting these increases was SG&A, excluding Kysor/Warren SG&A, of $2 million primarily due to higher variable compensation.
     Corporate and Other
     Corporate and other expenses were flat at $15 million in the third quarter of 2011 compared to the third quarter of 2010.
Year-to-Date through September 30, 2011 Compared to Year-to-Date through September 30, 2010 – Consolidated Results
Results of Operations
     The following table provides a summary of our financial results, including information presented as a percentage of net sales (dollars in millions):

	Nine Months Ended September 30,
			Percent
	Dollars		Change	Percent Sales
	2011	2010	Fav/(Unfav)	2011	2010
Net sales	$2,547.7	$2,334.4	9.1%	100.0%	100.0%
Cost of goods sold	1,903.9	1,662.6	(14.5)	74.7	71.2

Gross profit	643.8	671.8	(4.2)	25.3	28.8
Selling, general and administrative expenses	515.2	513.0	(0.4)	20.2	22.0
Losses and other expenses, net	3.1	6.3	50.8	0.1	0.3
Restructuring charges	14.4	15.0	4.0	0.6	0.6
Income from equity method investments	(8.9)	(8.9)	—	(0.3)	(0.4)

Operational income	$120.0	$146.4	(18.0)%	4.7%	6.3%

Net income	$71.6	$88.5	(19.1)%	2.8%	3.8%

Net Sales
     Net sales increased 9% in the first nine months of 2011 compared to the first nine months of 2010. The Kysor/Warren acquisition added 7% to our net sales. Our price and mix were up 1% while sales volume was down 1% in the comparable period. The decline in volume was predominantly in our Residential Heating & Cooling and Service Experts segments partially offset by volume growth in our Commercial Heating & Cooling and Refrigeration segments. Changes in foreign currency exchange rates favorably impacted net sales by 2%. Excluding the favorable impact from the Kysor/Warren acquisition and foreign currency exchange rates, our net sales for the first nine months of 2011 were flat compared to the first nine months of 2010.
Gross Profit
     Gross profit declined $28 million in the first nine months of 2011 compared to 2010 resulting in a 350 basis point decline in margins from 28.8% in 2010 to 25.3% in 2011. The impact from commodity costs on both raw material and components contributed approximately 180 basis points to the decline with freight and distribution contributing 70 basis points to the decline in gross profit margin. Additionally, the Kysor/Warren acquisition has negatively impacted our gross profit margin by approximately 130 basis points in the first nine months of 2011.
Selling, General and Administrative Expenses
     SG&A expenses increased by $2 million in the first nine months of 2011 compared to 2010, but as a percentage of net sales, SG&A expenses declined to 20% in 2011 from 22% in 2010. The increase in SG&A expenses was principally due to $12 million in unfavorable foreign currency exchange rates. Excluding the Kysor/Warren acquisition, we had a $20 million decline in variable compensation expense as well as an additional $4 million from general cost control initiatives partially offsetting these increases.
Losses and Other Expenses, Net
     Losses and other expenses, net included the following (in millions):

	Nine Months Ended September 30,
	2011	2010
Realized gains on settled futures contracts	$(1.0)	$(1.0)
Unrealized loss on unsettled futures contracts not designated as cash flow hedges	4.9	—
Special legal contingency charge	(0.4)	6.3
Foreign currency exchange loss	—	0.6
Other items, net	(0.4)	0.4

Losses and other expenses, net	$3.1	$6.3

     The change in losses and other expenses, net is primarily due to the special legal contingency charge related to the class action lawsuit that concluded in the second quarter of 2011 and the unrealized losses on unsettled future commodity contracts. Refer to Note 7 in the Notes to the Consolidated Financial Statements for more information on the special legal contingency charge and Note 5 for more information on the unrealized losses on unsettled future commodity contracts.
Restructuring Charges
     Restructuring charges were $14 million in the first nine months of 2011 compared to $15 million in the first nine months of 2010. The charges in the first nine months of 2011 were from corporate restructuring charges that included the exit of the corporate airplane lease, closure of the aviation department, and reorganization of certain support function initiated in the third quarter of 2011. Additionally, we had charges related to the reorganization of the Service Experts administrative functions and management structure initiated in the fourth quarter of 2010. The restructuring charges from the first nine months of 2010 were primarily related to the exit of the contract coil and OEM coil manufacturing in Australia and consolidation of our Parets, Spain manufacturing facility into our Genas, France facility in our Refrigeration segment, as well as, the relocation of a research and development facility and administrative offices from California to Tennessee in our Residential Heating &Cooling segment. The remaining restructuring charges from the first nine months of 2010 were minor charges from various open projects initiated in 2010 and prior years. Refer to Note 13 in the Notes to the Consolidated Financial Statements for more information.
Results from Equity Method and Other Equity Investments
     Investments over which we do not exercise control but have significant influence are accounted for using the equity method of accounting. Income from equity method investments was flat at $9 million in the first nine months of 2011 and 2010.
Interest Expense, Net
     Interest expense, net, increased to almost $13 million in the first nine months of 2011 from $9 million in the same period in 2010. The increase in interest expense was primarily attributable to an increase in the average amounts borrowed in the first nine months of 2011 compared to 2010 as well as an increase in our weighted average interest rate in the comparable period.
Income Tax Expense
     The income tax expense was $36 million in the first nine months of 2011 compared to $48 million in 2010. The effective tax rate was 33.3% for 2011 and 34.9% in 2010. Our effective rates differ from the statutory federal rate of 35% for certain items, such as research tax credits, foreign taxes at rates other than 35%, and other permanent items.
Year-to-Date Through September 30, 2011 Compared to Year-to-Date Through September 30, 2010 – Results by Segment
Residential Heating & Cooling
     The following table summarizes our Residential Heating & Cooling segment’s net sales and profit for the first nine months of 2011 and 2010 (dollars in millions):

	Nine Months Ended
	September 30,
	2011	2010	Difference	% Change
Net sales	$1,040.7	$1,068.5	$(27.8)	(2.6)%
Profit	60.8	98.6	(37.8)	(38.3)%
% of net sales	5.8%	9.2%
     Residential Heating & Cooling net sales declined by 3% in the first nine months of 2011 compared to the first nine months of 2010. Sales volumes declined by 3% and price and mix were flat in 2011 as compared to 2010. Our Residential Heating & Cooling segment’s sales volumes were negatively affected by consumer weakness and a significant reduction in the federal tax credits in 2011 offered to consumers for high efficiency system purchases.
     Segment profit decreased $38 million due to $14 million in lower sales volumes, $32 million in increased commodity costs from both raw materials and components and $14 million in higher freight and distribution charges. An $11 million decline in SG&A expenses, $3 million in favorable price and mix and $3 million in favorable foreign currency exchange rates partially offset the decreases in segment profit. The decline in SG&A expenses was primarily due to lower variable compensation and general cost control.
Commercial Heating & Cooling
     The following table summarizes our Commercial Heating & Cooling segment’s net sales and profit for the first nine months of 2011 and 2010 (dollars in millions):

	Nine Months Ended
	September 30,
	2011	2010	Difference	% Change
Net sales	$536.4	$471.7	$64.7	13.7%
Profit	61.7	56.2	5.5	9.8%
% of net sales	11.5%	11.9%

     Our Commercial Heating & Cooling business experienced 14% in higher net sales in the first nine months of 2011 compared to 2010 primarily due to an increase in our replacement business which resulted in a 7% increase in sales volume. Additionally, our price and mix increased 4% in the comparable period and changes in foreign currency exchange rates favorably impacted net sales by 3%.
     Segment profit for the first nine months of 2011 increased almost $6 million from the first nine months of 2010. Segment profit increased from the impact of higher sales volume by $9 million and positive price and mix by $8 million. Partially offsetting these increases to segment profit were increased commodity costs of $13 million.
Service Experts
     The following table summarizes our Service Experts segment’s net sales profit for the first nine months of 2011 and 2010 (dollars in millions):

	Nine Months Ended
	September 30,
	2011	2010	Difference	% Change
Net sales	$406.6	$445.6	$(39.0)	(8.8)%
Profit	0.4	14.2	(13.8)	(97.2)%
% of net sales	0.1%	3.2%
     Service Experts net sales declined 9% in the first nine months of 2011 compared to the first nine months of 2010. Sales volumes contributed 10% to the decline in sales. Offsetting the decline in sales volume was 1% from favorable foreign currency exchange rates. The decline in this segment’s sales volume is primarily due to a decline in residential HVAC equipment installations.
     Segment profit decreased $14 million due to a $20 million decline in volume, partially offset by a $6 million decline in SG&A expenses. The decline in SG&A expenses is primarily due to lower variable compensation and general cost control.
Refrigeration
     The following table summarizes our Refrigeration segment’s net sales and profit for the first nine months of 2011 and 2010 (dollars in millions):

	Nine Months Ended
	September 30,
	2011	2010	Difference	% Change
Net sales	$616.3	$411.8	$204.5	49.7%
Profit	55.5	47.5	8.0	16.8%
% of net sales	9.0%	11.5%
     Net sales, excluding Kysor/Warren, increased 10% due to higher sales volumes of 1%, higher price and mix of 2% and favorable foreign currency exchange rates of 7%. The Kysor/Warren acquisition contributed 40% to the increase in net sales.
     Segment profit increased by $8 million, including a $9 million increase in volume, an $8 million positive impact from price and mix, and $3 million in favorable foreign exchange rates. Partially offsetting these increases in segment profit were declines of $5 million from increased commodity costs, $3 million in other product costs savings and $3 million in higher freight and distribution charges. The remaining segment profit increase is related to the Kysor/Warren acquisition.
     Corporate and Other
     Corporate and other expenses were $41 million in the first nine months of 2011, down from $48 million in the first nine months of 2010. The decrease was primarily driven by a $7 million decline in compensation expense, primarily incentive compensation, for 2011 as well as expense control and productivity.

Liquidity and Capital Resources
     Our working capital and capital expenditure requirements are generally met through internally generated funds, bank lines of credit and a revolving asset securitization arrangement. Working capital needs are generally greater in the first and second quarters due to the seasonal nature of our business cycle.
     Statement of Cash Flows
     The following table summarizes our cash activity for the nine months ended September 30, 2011 and 2010 (in millions):

	Nine Months Ended
	September 30,
	2011	2010
Net cash (used in) provided by operating activities	$(2.2)	$43.6
Net cash used in investing activities	(161.7)	(45.5)
Net cash provided by (used in) financing activities	65.2	(33.1)
Net Cash (Used in) Provided by Operating Activities
     Operating activities resulted in a $2.2 million use of cash in 2011 compared to a source of $43.6 million in 2010. This increased use was primarily due to lower net income and an unfavorable change in accrued expenses with favorable working capital partially offsetting these items. The unfavorable comparison for accrued expenses was due to higher payments and lower accruals for incentive compensation in the first nine months of 2011 versus 2010. Incentive compensation is accrued in the current year based on performance, but paid in the first quarter of the subsequent year. In addition, we had an increase in accrued expenses related to class action litigation in the first nine months of 2010 but a significant reduction in 2011 when nearly all of these accrued expenses were paid. Improved management of working capital including lower production rates in the third quarter resulted in a lower use of cash for inventory and a higher source of cash from accounts payable in the first nine months of 2011 compared to 2010.
Net Cash Used in Investing Activities
     Net cash used in investing activities for the first nine months of 2011 included $143.3 million for the acquisition of the Kysor/Warren business from The Manitowoc Company and $4.4 million for the acquisition of a commercial services business in our Service Experts segment. Kysor/Warren is a leading manufacturer of refrigerated systems and display cases for supermarkets throughout North America and is included in our Refrigeration Segment.
     Capital expenditures in the first nine months of 2011 were $27.1 million, which was slightly lower than the $30.0 million in the first nine months of 2010. Capital expenditures in the first nine months were primarily related to investments in our distribution network and investments in systems and software to support the overall enterprise.
     Offsetting the cash used for capital expenditures and to acquire businesses in the first nine months of 2011 was a change in the security requirements for the remaining claims for our captive insurance subsidiary. We transferred substantially all security from restricted cash to stand-by letters of credit resulting in a refund of $12.2 million of restricted cash.
     In addition to the $30.0 million in capital expenditures in the first nine months of 2010, net cash used in investing activities included $13.1 million placed in a trust for our captive insurance subsidiary and $6.0 million for business acquisitions. Offsetting these uses were $3.5 million in proceeds from the sale of businesses.
Net Cash Provided by Financing Activities
     Net cash provided by financing activities increased by $98.3 million in the first nine months of 2011 compared to the first nine months of 2010. This increase was primarily related to an increase in net borrowings to support the Kysor/Warren acquisition. We had fewer repurchases of common stock in 2011 which also increased the net cash provided by financing activities.

     Debt Position and Financial Leverage
     The following table details our lines of credit and financing arrangements as of September 30, 2011:

			Available for
	Maximum	Outstanding	Future
	Capacity	Borrowings	Borrowings
Short-Term Debt:
Foreign Obligations
Committed	$3.7	$—	$3.7
Non-committed	3.5	3.5	—
Asset Securitization (1)	100.0	—	100.0

Total short-term debt	$107.2	$3.5	$103.7
Long-Term Debt:
Capital lease obligations	$17.6	17.6	—
Domestic revolving credit facility (2)	650.0	278.5	291.5
Senior unsecured notes	200.0	200.0	—

Total long-term debt	$867.6	$496.1	291.5

Total	$974.8	$499.6	$395.2

(1)	The maximum capacity under the asset securitization arrangement (“ASA”) is the lesser of $100.0 million or 100% of the net pool balance defined under the ASA.

(2)	The available future borrowings on our domestic revolving credit facility exclude $80.0 million in standby letters of credit.
     As discussed above, we utilized our domestic revolving credit facility (“credit facility”) to support the acquisition of the Kysor/Warren business. As our peak season arrives, we typically pay down debt. We believe our available future borrowings combined with our cash of $57.9 million and anticipated cash from operations in the remainder of the year will be more than sufficient to fund our operations, capital expenditures, share repurchases, dividends and other needs in the foreseeable future. Our expected capital expenditures are approximately $45 to $50 million for 2011.
     Our debt-to-total-capital ratio increased to 50.0% at September 30, 2011 compared to 35.1% at December 31, 2010. The increase in the ratio is primarily due to the increase in debt since December 31, 2010 from the acquisition of the Kysor/Warren business.
     Covenants on our outstanding debt did not change in the first nine months of 2011 and we were in compliance with all of our debt covenants as of September 30, 2011. For a more detailed discussion of our debt, see Note 8 in the Notes to the Consolidated Financial Statements set forth in Part I, Item I of this Quarterly Report on Form 10-Q.
     We periodically review our capital structure, including our primary bank facility, to ensure that it has adequate liquidity. Our ASA expires on November 18, 2011 and our credit facility was due to mature in October 2012. We amended and restated our credit facility on October 21, 2011. The borrowing capacity of $650 million, interest rate structure and debt covenants are substantially the same as the credit facility that was in effect as of September 30, 2011. The primary changes reflected in the amended credit facility relate to relaxing of certain covenants contained in the prior credit agreement and the extension of the maturity date to October 2016. Although pricing under the amended facility is slightly higher, we don’t believe it will significantly increase our interest expense on an annual basis. We expect to amend, renew or replace the ASA prior to or upon its expiration. We also periodically consider various other financing alternatives and may, from time to time, seek to take advantage of favorable interest rate environments or other market conditions, which may include accessing the capital markets. We filed a shelf registration statement with the SEC that became effective on December 1, 2008, which allows us to offer and sell an indeterminate number or amount of debt securities, common shares, preferred shares, subscription rights, warrants, depositary shares and units.
     On March 11, 2011, we announced that our Board of Directors approved a 20% increase in our quarterly dividend on common stock from $0.15 to $0.18 effective with the April dividend payment. Dividend payments are expected to be approximately $35 million in 2011. We also continue to increase shareholder value through our share repurchase program. During the first nine months of 2011, we returned $90 million to our investors through share repurchases. We are targeting approximately $120 million in share repurchases in 2011.

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
     The estimate of our liability for future warranty costs requires us to make significant assumptions about the amount, timing and nature of the costs we will incur in the future. We periodically review the assumptions used to determine the liability and we adjust our assumptions based upon factors such as actual failure rates and cost experience. Numerous factors could affect actual failure rates and cost experience, including the amount and timing of new product introductions, changes in manufacturing techniques or locations, components or suppliers used. In recent years, changes in the warranty liability as the result of the issuance of new warranties and the payments made have remained relatively stable. Should actual warranty costs differ from our estimates, we may be required to record adjustments to accruals and expense in the future. At the end of each accounting period, we evaluate our warranty liabilities and during the second quarter of each year, we perform a complete reevaluation of our warranty liabilities.
     We also may incur costs related to our products that may not be covered under our warranties and are not covered by insurance, and we may, from time to time, repair or replace installed products experiencing quality issues in order to satisfy our customers and to protect our brand. These product quality issues may be caused by vendor-supplied components that fail to meet required specifications. We have identified a product quality issue in a heating and cooling product line produced in 2006 and 2007 related to a vendor-supplied materials quality issue. To date, we recorded expenses of $22.7 million for the portion of the issue that is probable and can be reasonably estimated. We decreased this liability by $1.4 million in the second quarter of 2011 to adjust the estimated claim cost based on historical claims paid. As of September 30, 2011, we had $10.1 million accrued for this matter. We may incur additional charges in the future as more information becomes available.
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
     We were the defendant in a class action lawsuit seeking economic damages for alleged diminished value for plaintiffs’ homes relative to certain hearth products we produced and sold. On June 10, 2011, the litigation of this matter concluded when the court issued its Order Granting Final Approval of Class Settlement; Final Judgment and Order of Dismissal. We do not expect to incur any significant additional expense and substantially all of the expenses incurred to date were paid.
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

     Information about our exposure to market risks related to metal commodity prices and a sensitivity analysis related to our metal commodity hedges is presented below (in millions):

Notional amount (pounds)	25.8
Carrying amount and fair value of asset	$(18.8)
Change in fair value from 10% change in forward prices	$1.9
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
     Information about our exposure to interest rate risk and a sensitivity analysis related to our interest rate swap is presented below (in millions):

Notional amount	$100.0
Impact of a 100 basis point change in the benchmark interest rate:
Carrying amount and fair value of liability	$1.4
Interest expense	$1.3
     Foreign Currency Exchange Rate Risk
     Our results of operations can be affected by changes in exchange rates. Net sales and expenses in foreign currencies are translated into U.S. dollars for financial reporting purposes based on the average exchange rate for the period. For the third quarters of 2011 and 2010, net sales from outside the U.S. represented 26.9% and 26.3%, respectively, of our total net sales. Historically, foreign currency transaction gains (losses) have not had a material effect on our overall operations. As of September 30, 2011, the impact to net income of a 10% change in exchange rates is estimated to be approximately $3.4 million.
Item 4. Controls and Procedures.
   Disclosure Controls and Procedures
     As required by Rule 13a-15 under the Securities Exchange Act of 1934, we carried out an evaluation, under the supervision and with the participation of our current management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2011, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
   Changes in Internal Control Over Financial Reporting
     During the quarter ended September 30, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     We are not a party to any material pending legal proceedings other than ordinary routine litigation incidental to our business, which we do not expect, individually or in the aggregate, to have a material adverse effect on the Company.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     In June 2008 our Board of Directors approved a new share repurchase plan for $300 million, pursuant to which we are authorized to repurchase shares of our common stock through open market purchases (the “2008 Share Repurchase Plan”). The 2008 Share Repurchase Program has no stated expiration date. In the third quarter of 2011, we repurchased shares of our common stock as follows:

				Approximate
				Dollar
				Value of Shares
		Average		that
		Price	Total Number of	may yet be
		Paid per	Shares Purchased	Purchased
	Total Number	Share	As Part of Publicly	Under the Plans or
	of Shares	(including	Announced Plans	Programs
Period	Purchased(1)	fees)	or Programs	(in millions)
July 1 through July 31	369	$42.54	—	$105.8
August 1 through August 31	1,576,311	$34.54	1,576,311	$51.4
September1 through September 30	—	$—	—	$51.4

	1,576,680	$34.54	1,576,311

(1)	This column reflects the repurchases of 1,576,311 shares under the 2008 Share Repurchase Plan and the surrender to LII of 369 shares of common stock to satisfy tax-withholding obligations in connection with the vesting of restricted stock and performance share units.

Item 6. Exhibits.

3.1	—	Restated Certificate of Incorporation of Lennox International Inc. (“LII”) (filed as Exhibit 3.1 to LII’s Registration Statement on Form S-1 (Registration Statement No. 333-75725) filed on April 6, 1999 and incorporated herein by reference).

3.2	—	Amended and Restated Bylaws of LII (filed as Exhibit 3.1 to LII’s Current Report on Form 8-K filed on March 15, 2010 and incorporated herein by reference).

4.1	—	Specimen Stock Certificate for the Common Stock, par value $.01 per share, of LII (filed as Exhibit 4.1 to LII’s Amendment to Registration Statement on Form S-1/A (Registration No. 333-75725) filed on June 16, 1999 and incorporated herein by reference).

4.2	—	Indenture, dated as of May 3, 2010, between LII and U.S. Bank National Association, as trustee (filed as Exhibit 4.3 to LII’s Post-Effective Amendment No. 1 to Registration Statement on S-3 (Registration No. 333-155796) filed on May 3, 2010, and incorporated herein by reference).

4.3	—	Form of First Supplemental Indenture among LII, the guarantors party thereto and U.S. Bank National Association, as trustee (filed as Exhibit 4.11 to LII’s Post-Effective Amendment No. 1 to Registration Statement on S-3 (Registration No. 333-155796) filed on May 3, 2010, and incorporated herein by reference).

4.4	—	Second Supplemental Indenture dated as of March 28, 2011, among Heatcraft Inc., a Mississippi corporation, Heatcraft Refrigeration Products LLC, a Delaware limited liability company and Advanced Distributor Products LLC, a Delaware limited liability company (the “Guarantors”), LII, and each other than existing Guarantor under the Indenture dated as of May 3, 2010, and U.S. Bank National Association as Trustee (filed as Exhibit 4.4 to LII’s Quarterly Report on Form 10-Q filed on April 26, 2011, and incorporated herein by reference).

4.5		Form of 4.900% Note due 2017 (filed as Exhibit 4.3 to LII’s Current Report on Form 8-K filed on May 6, 2010 and incorporated herein by reference).

10.1		Fourth Amended and Restated Revolving Credit Facility Agreement dated as of October 21, 2011, among LII, the Lenders party thereto, and JPMorgan Chase Bank, National Association, as Administrative Agent (filed as Exhibit 10.1 to LII’s Current Report on Form 8-K filed on October 25, 2011 and incorporated herein by reference)

31.1	—	Certification of the principal executive officer (filed herewith).

31.2	—	Certification of the principal financial officer (filed herewith).

32.1	—	Certification of the principal executive officer and the principal financial officer pursuant to 18 U.S.C. Section 1350 (filed herewith).
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
Date: October 25, 2011

/s/ Robert W. Hau
Robert W. Hau
Chief Financial Officer (on behalf of registrant and as principal financial officer)