Form 10-K
period 2011-12-31
LENNOX INTERNATIONAL INC
filed 2012-02-16
CIK 1069202

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.    Yes  ☑        No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑        No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (see definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act).

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No   ☑

As of June 30, 2011, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $2,239,654,357 based on the closing price of the registrant’s common stock on the New York Stock Exchange on such date. As of February 8, 2012, there were 50,857,904 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2012 Annual Meeting of Stockholders to be held on May 10, 2012 are incorporated by reference into Part III of this report.

LENNOX INTERNATIONAL INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2011

i

PART I

Item 1.	Business

References in this Annual Report on Form 10-K to “we,” “our,” “us,” “LII” or the “Company” refer to Lennox International Inc. and its subsidiaries, unless the context requires otherwise.

The Company

Through our subsidiaries, we are a leading global provider of climate control solutions. We design, manufacture and market a broad range of products for the heating, ventilation, air conditioning and refrigeration (“HVACR”) markets. We have leveraged our expertise to become an industry leader known for innovation, quality and reliability. Our products and services are sold through multiple distribution channels under well-established brand names including “Advanced Distributor Products,” “Armstrong Air,” “Bohn,” “Larkin,” “Lennox,” “Service Experts,” “Kysor/Warren” and others.

Shown below are our four business segments, the key products and brand names within each segment and 2011 net sales by segment. Segment financial data for 2011, 2010 and 2009, including financial information about foreign and domestic operations, is included in Note 21 of the Notes to our Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” and is incorporated herein by reference.

Segment	Products/Services	Brand Names	2011 Net Sales (In Millions)
Residential Heating & Cooling	Furnaces, air conditioners, heat pumps, packaged heating and cooling systems, indoor air quality equipment, pre-fabricated fireplaces, freestanding stoves	Lennox, Armstrong Air, Ducane, Aire-Flo, AirEase, Concord, Magic-Pak, Advanced Distributor Products, Superior, Country Collection, Security Chimneys	$1,341.0
Commercial Heating & Cooling	Unitary heating and air conditioning equipment, applied systems	Lennox, Allied Commercial	696.0
Service Experts	Sales, installation and service of residential and light commercial heating and cooling equipment	Service Experts	528.6
Refrigeration	Condensing units, unit coolers, fluid coolers, air cooled condensers, air handlers, process chillers, compressorized racks, supermarket display cases and systems	Heatcraft Worldwide Refrigeration, Bohn, Larkin, Climate Control, Chandler Refrigeration, Friga-Bohn, HK Refrigeration, Hyfra, Kirby, and Kysor/Warren	805.2
Eliminations			(67.2)

		Total	$3,303.6

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

The “Lennox” and “Aire-Flo” brands are sold directly to a network of approximately 7,000 independent installing dealers, making us one of the largest wholesale distributors of residential heating and air conditioning products in North America. Allied Air Enterprise brands (“Armstrong Air,” “AirEase,” “Concord,” “Ducane,” and “Magic-Pak”) are sold to independent distributors throughout North America. The Allied Air Enterprise product portfolio includes a full line of heating and air conditioning products in addition to parts and accessories.

Our Advanced Distributor Products (“ADP”) operation builds evaporator coils and air handlers under the “Advanced Distributor Products” brand, as well as the “Lennox,” brand. ADP sells their own ADP branded evaporator coils to HVAC distribution, comprising over 400 wholesale distributors across North America, as well as, a full line of evaporator coils for Allied Air Enterprise.

Hearth Products.    Our hearth products include factory-built gas, wood-burning and electric fireplaces; free standing wood-burning, pellet and gas stoves; wood-burning, pellet and gas fireplace inserts; gas logs, venting products and accessories. Many of our fireplaces are built with a blower or fan option and are efficient heat sources as well as attractive amenities to the home. We currently market our hearth products under the “Lennox,” “Superior,” “Country Collection” and “Security Chimneys” brand names. We are currently pursuing strategic alternatives for this business.

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

Refrigeration

We manufacture and market equipment for the global commercial refrigeration markets under the Heatcraft Worldwide Refrigeration name. We sell these products to distributors, installing contractors, engineering design firms, original equipment manufacturers and end-users.

North America.    Our commercial refrigeration products for the North American market include condensing units, unit coolers, fluid coolers, air-cooled condensers, compressor racks and air handlers. These products are sold for refrigeration applications, primarily to preserve food and other perishables, and are used by supermarkets, convenience stores, restaurants, refrigerated warehouses and distribution centers. As part of the sale of commercial refrigeration products, we routinely provide application engineering for consulting engineers, contractors and others. We also sell products for non-food and various industry applications, such as telecommunications, dehumidification and medical applications. In January 2011, we completed a transaction with The Manitowoc Company, Inc. to acquire substantially all the assets of its Kysor/Warren business. Kysor/Warren is a leading brand of refrigerated systems and display cases for supermarkets throughout North America. This acquisition provided us with a platform for additional business growth by extending the value chain for us directly to food retail and supermarket customers.

International.    In international markets, we manufacture and market refrigeration products including condensing units, unit coolers, air-cooled condensers, fluid coolers, compressor racks and industrial process chillers. We have manufacturing locations in Germany, France, Brazil and China. In Australia and New Zealand, we are the leading wholesale distribution business serving the refrigeration and HVAC industry with more than 70 locations serving our customers. We also own a 50% common stock interest in a joint venture in Mexico that produces unit coolers, air-cooled condensers, condensing units and compressor racks of the same design and quality as those manufactured by our U.S. business. This joint venture product line is complemented with imports from the U.S., which are sold through the joint venture’s distribution network. We also own an 8% common stock interest in a manufacturer in Thailand that produces compressors for use in our products and for other HVACR customers.

Business Strategy

Our business strategy is to sustain and expand our premium market position as well as offer a full spectrum of products to meet our customers’ needs. We plan to expand our market position through organic growth and acquisitions while maintaining our focus on cost reductions to drive margin expansion and support growth in target business segments. This strategy is supported by five strategic priorities that are underlined by our values and our people. The five strategic priorities are:

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

Marketing and Distribution

We utilize multiple channels of distribution and offer different brands at various price points in order to better penetrate the HVACR markets. Our products and services are sold through a combination of independent and company-owned distributors, independent and company-owned dealer service centers, other installing contractors, wholesalers, manufacturers’ representatives, national accounts, and original equipment manufacturers. Dedicated sales forces and manufacturers’ representatives are deployed across our business segments and brands in a manner designed to maximize our ability to service a particular distribution channel. To optimize enterprise-wide effectiveness, we have active cross-functional and cross-organizational teams coordinating approaches to pricing, product design, distribution and national account customers.

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

Research and Development and Technology

An important part of our growth strategy is continued investment in research and product development to both develop new products and make improvements to existing product lines. As a result, we spent an aggregate of $50.3 million, $49.5 million and $48.9 million on research and development during 2011, 2010 and 2009, respectively. We operate a global engineering and technology organization that focuses on new technology invention, product development, and process improvements.

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

Seasonality

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

Patents and Trademarks

We hold numerous patents that relate to the design and use of our products. We consider these patents important, but no single patent is material to the overall conduct of our business. We proactively obtain patents to further our strategic intellectual property objectives. We own or license several trademarks and service marks we consider important in the marketing of our products and services, including LENNOX®, ARMSTRONG AIR®, DUCANE™, ALLIED COMMERCIAL™, AIRE-FLO®, CONCORD®, ADP ADVANCED DISTRIBUTOR PRODUCTS®, MAGIC-PAK®, HUMIDITROL™, PRODIGY®, HEATCRAFT® WORLDWIDE REFRIGERATION, BOHN®, CHANDLER REFRIGERATION®, KIRBY™, LARKIN®, KYSOR/WARREN®,

SERVIC EXPERTS®, DAVE LENNOX SIGNATURE®, ELITE®, MERIT®, and ICOMFORT TOUCH®, among others. We protect our marks through national registrations and common law rights.

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

•

Refrigeration — Hussman Corporation; Emerson Electric Co. (Copeland); United Technologies Corp. (Carrier); GEA Group (Kuba, Searle, Goedhart); Alfa Laval (Alfa Laval, Fincoil, Helpman); and Sanyo Electric Co., Ltd.

Employees

As of December 31, 2011, we employed approximately 12,400 employees. Approximately 5,000 of these employees were salaried and 7,400 were hourly. The number of hourly workers we employ may vary in order to match our labor needs during periods of fluctuating demand. Approximately 2,200 employees are represented by unions. We believe our relationships with our employees and with the unions representing our employees are good and currently we do not anticipate any material adverse consequences resulting from negotiations to renew any collective bargaining agreements.

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

Energy Efficiency.    The U.S. Department of Energy published a direct final rule setting minimum efficiency standards for residential heating and cooling products. The direct final rule establishes regional efficiency standards for residential non-weatherized furnaces and split air conditioner systems. The standards for non-weatherized furnaces take effect in 2013. The split air conditioning standards become effective in 2015. We established a process we believe will allow us to offer products that meet or exceed these new standards in advance of effectiveness. The U.S. Department of Energy has numerous active rulemakings that impact residential and commercial heating, air conditioning and refrigeration equipment. We are actively involved in U.S. Department of Energy and Congressional activities related to energy efficiency standards. We believe we are prepared to have compliant product in place in advance of the effectiveness of all such regulations being considered by the U.S. Department of Energy or Congress.

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

Executive Officers of the Company

Our executive officers, their present positions and their ages are as follows as of February 13, 2012:

Name	Age	Position
Todd M. Bluedorn	48	Chief Executive Officer
Prakash Bedapudi	45	Executive Vice President and Chief Technology Officer
Harry J. Bizios	61	Executive Vice President and President and Chief Operating Officer, LII Commercial Heating & Cooling
Michael J. Blatz	46	Executive Vice President and President and Chief Operating Officer, Service Experts
Robert W. Hau	46	Executive Vice President and Chief Financial Officer
David W. Moon	50	Executive Vice President and President and Chief Operating Officer, LII Worldwide Refrigeration
Daniel M. Sessa	47	Executive Vice President and Chief Human Resources Officer
John D. Torres	53	Executive Vice President, Chief Legal Officer and Secretary
Douglas L. Young	49	Executive Vice President and President and Chief Operating Officer, LII Residential Heating & Cooling
Roy A. Rumbough, Jr.	56	Vice President, Controller and Chief Accounting Officer

Todd M. Bluedorn became Chief Executive Officer and was elected to our Board of Directors in April 2007. Mr. Bluedorn previously served in numerous senior management positions for United Technologies since 1995, including President, Americas — Otis Elevator Company beginning in 2004; President, North America —Commercial Heating, Ventilation and Air Conditioning for Carrier Corporation beginning in 2001; and President, Hamilton Sundstrand Industrial beginning in 2000. He began his professional career with McKinsey & Company in 1992, after receiving an MBA from Harvard University in 1992 and serving in the United States Army as a combat engineer officer and United States Army Ranger from 1985 to 1990. He also holds a BS in Electrical Engineering from the United States Military Academy at West Point. Mr. Bluedorn currently serves on the board of directors of Eaton Corporation, a diversified industrial manufacturer.

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

Global General Business, Economic and Market Conditions Could Adversely Affect Our Financial Performance and Limit our Access to the Capital Markets.

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

Our Financial Performance Is Dependent on the Conditions of the U.S. Construction Industry.

Our business is affected by the performance of the U.S. construction industry. Our sales in the residential and commercial new construction market correlate to the number of new homes and buildings that are built, which in turn is influenced by cyclical factors such as interest rates, inflation, availability of financing, consumer spending habits and confidence, employment rates and other macroeconomic factors over which we have no control. For the last several years the U.S. housing industry has experienced a significant downturn, resulting in a decline in the demand for the products and services we sell into the residential new construction market. Even if the construction industry does improve our sales may not improve correspondingly.

Cooler than Normal Summers and Warmer than Normal Winters May Depress Our Sales.

Demand for our products and for our services is strongly affected by the weather. Cooler than normal summers depress our sales of replacement air conditioning and refrigeration products and services, and warmer than normal winters have the same effect on our heating products and services.

Price Volatility for Commodities and Components We Purchase or Significant Supply Interruptions Could Have an Adverse Effect on Our Cash Flow or Results of Operations.

In the manufacture of our products, we depend on raw materials, such as steel, copper and aluminum, and components purchased from third parties. We generally concentrate purchases for a given raw material or component with a small number of suppliers. If a supplier is unable or unwilling to meet our supply requirements, we could experience supply interruptions or cost increases, either of which could have an adverse effect on our results of operations. Similarly, suppliers of components that we purchase for use in our products may be affected by rising material costs and pass these increased costs on to us. Although we regularly pre-purchase a portion of our raw materials at fixed prices each year to hedge against price increases, an increase in raw materials prices not covered by our fixed price arrangements could significantly increase our cost of goods sold and negatively impact our margins if we are unable to effectively pass such price increases on to our customers. Alternatively, if we increase our prices in response to increases in the prices or quantities of raw materials or components we require or encounter significant supply interruptions, our competitive position could be adversely affected, which may result in depressed sales.

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

For some of our HVAC products, we provide warranty terms ranging from one to 20 years to customers for certain components such as compressors or heat exchangers. For certain limited products, we provided lifetime warranties for heat exchangers. Warranties of such extended lengths pose a risk to us as actual future costs may exceed our current estimates of those costs. Warranty expense is recorded on the date that revenue is recognized and requires significant assumptions about what costs will be incurred in the future. We may be required to record material adjustments to accruals and expense in the future if actual costs for these warranties are different from our assumptions.

We May Not be Able to Compete Favorably in the Highly Competitive HVACR Business.

Substantially all of the markets in which we operate are highly competitive. The most significant competitive factors we face are product reliability, product performance, service and price, with the relative importance of these factors varying among our product lines. Other factors that affect competition in the HVACR market include the development and application of new technologies, an increasing emphasis on the development of more efficient HVACR products and new product introductions. The establishment of manufacturing operations in low-cost countries could also provide cost advantages to existing and emerging competitors. Our competitors may have greater financial resources than we have, allowing them to invest in more extensive research and development and/or marketing activity. For example, our Service Experts segment faces competition from independent dealers and dealers owned by utility companies and other consumer service providers, some of whom may be able to provide their products or services at lower prices than we can. In addition, the industry has recently experienced a shift to lower efficiency product, as well as an increase in unit sales versus full system sales. We may not be able to adapt to these market changes as effectively as our competitors. We may not be able to compete successfully against current and future competitors, and current and future competitive pressures may cause us to reduce our prices or lose market share, or could negatively affect our cash flow, all of which could have an adverse effect on our results of operations.

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

Because a Significant Percentage of Our Workforce is Unionized in Certain Manufacturing Facilities, We Face Risks of Work Stoppages and Other Labor Relations Problems.

As of December 31, 2011, approximately 18% of our workforce was unionized. The results of future negotiations with these unions and the effects of any production interruptions or labor stoppages could have an adverse effect on our results of operations.

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

Our Inability or Delay in Adapting Our Business to Changes in Energy Efficiency Standards May Negatively Impact Our Results of Operations.

Changes in energy efficiency standards may have a dramatic impact on the types of products that we are allowed to sell, and the types of products that are developed by our competitors. Our inability or delay in developing or marketing the products that match customer demand and that meet applicable efficiency standards may negatively impact our results of operations.

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

Any Future Determination that a Significant Impairment of the Value of Our Goodwill Intangible Asset Occurred Could Have a Material Adverse Effect on Our Results of Operations.

As of December 31, 2011, we had goodwill of $305.6 million on our Consolidated Balance Sheet. Any future determination that an impairment of the value of goodwill occurred would require a write-down of the impaired portion of goodwill to fair value, which would reduce our assets and stockholders’ equity and could have a material adverse effect on our results of operations.

Volatility in Capital Markets Could Necessitate Increased Cash Contributions by Us to Our Pension Plans to Maintain Required Levels of Funding.

Volatility in the capital markets may have a significant impact on the funding status of our defined benefit pension plans. If the performance of the capital markets depresses the value of our defined benefit pension plan assets or increases the liabilities, our plans may be underfunded and we would have to make contributions to the pension plans. The amount of contributions we may be required to make to our pension plans in the future is uncertain and could be significant, which may have a material impact on our results of operations.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following chart lists our principal domestic and international manufacturing, distribution and office facilities as of February 8, 2012 and indicates the business segment that uses such facilities, the approximate size of such facilities and whether such facilities are owned or leased:

Location	Segment	Type or Use of Facility	Approx. Sq. Ft.	Owned/Leased
			(In thousands)
Marshalltown, IA	Residential Heating & Cooling	Manufacturing & Distribution	1,300	Owned & Leased
Orangeburg, SC	Residential Heating & Cooling	Manufacturing & Distribution	750	Owned & Leased
Grenada, MS	Residential Heating & Cooling	Manufacturing & Distribution	400	Leased
Union City, TN	Residential Heating & Cooling	Manufacturing	250	Owned
Laval, Canada	Residential Heating & Cooling	Manufacturing	105	Owned
Saltillo, Mexico	Residential Heating & Cooling	Manufacturing	330	Owned
Columbus, OH	Residential Heating & Cooling	Distribution	144	Leased
McDonough, GA	Residential Heating & Cooling	Distribution	254	Leased
Atlanta, GA	Residential & Commercial Heating & Cooling	Distribution	119	Leased
Brampton, Canada	Residential & Commercial Heating & Cooling	Distribution	129	Leased
Calgary, Canada	Residential & Commercial Heating & Cooling	Distribution	110	Leased
Kansas City, KS	Residential & Commercial Heating & Cooling	Distribution	115	Leased
Carrollton, TX	Residential & Commercial Heating & Cooling	Distribution	252	Leased
Eastvale, CA	Residential & Commercial Heating & Cooling	Distribution	377	Leased
Des Moines, IA	Residential & Commercial Heating & Cooling	Distribution	352	Leased
Middleton, PA	Residential & Commercial Heating & Cooling	Distribution	130	Leased
Stuttgart, AR	Commercial Heating & Cooling	Manufacturing	800	Owned
Longvic, France	Commercial Heating & Cooling	Manufacturing	133	Owned
Mions, France	Commercial Heating & Cooling	Manufacturing, Research & Development	129	Owned
Tifton, GA	Refrigeration	Manufacturing	550	Owned & Leased
Stone Mountain, GA	Refrigeration	Manufacturing & Business Unit Headquarters	120	Owned
Columbus, GA(1)	Refrigeration	Manufacturing, Warehousing & Offices	395	Owned & Leased
Midland, GA(1)	Refrigeration	Warehousing & Offices	138	Leased
Milperra, Australia	Refrigeration	Manufacturing & Business Unit Headquarters	415	Owned
Mt. Wellington, New Zealand	Refrigeration	Distribution & Offices	110	Owned
Genas, France	Refrigeration	Manufacturing, Distribution & Offices	190	Owned
San Jose dos Campos, Brazil	Refrigeration	Manufacturing, Warehousing & Offices	148	Owned
Carrollton, TX	Corporate and other	Research & Development	294	Owned
Richardson, TX	Corporate and other	Corporate Headquarters	325	Owned & Leased

(1)	These properties were acquired on January 14, 2011, as part of the acquisition of Kysor/Warren.

In addition to the properties described above, we lease over 400 facilities in the U.S. for use as sales and service offices and district warehouses and additional facilities worldwide for use as sales and service offices and regional warehouses. The majority of our Service Experts’ service center facilities are leased. We routinely evaluate our production facilities to ensure adequate capacity, effective cost structure, and consistency with our business strategy. We believe that our properties are in good condition, suitable and adequate for their present requirements and that our principal plants are generally adequate to meet our production needs. However, certain production facilities are operating at less than full capacity due to restructuring activities. See Note 18 to the Consolidated Financial Statements for additional information regarding restructuring activities.

The Residential & Commercial Heating & Cooling distribution network is currently in the process of being redesigned for greater productivity, cost improvement, and customer reach. Included in the table above are our large warehouses that hold a significant inventory balance.

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

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price for Common Stock

Our common stock is listed for trading on the New York Stock Exchange under the symbol “LII.” The high and low sales prices for our common stock for each quarterly period during 2011 and 2010 were as follows:

	Price Range Per Common Share
	2011		2010
	High	Low	High	Low
First Quarter	$52.90	$46.70	$45.50	$38.06
Second Quarter	54.10	42.31	51.09	40.31
Third Quarter	44.36	24.37	46.99	40.10
Fourth Quarter	35.20	24.52	49.32	39.14

Dividends

During 2011 and 2010, we declared quarterly cash dividends as set forth below:

	Dividends per Common Share
	2011	2010
First Quarter	$0.18	$0.15
Second Quarter	0.18	0.15
Third Quarter	0.18	0.15
Fourth Quarter	0.18	0.15

Fiscal Year	$0.72	$0.60

The amount and timing of dividend payments are determined by our Board of Directors and subject to certain restrictions under our domestic revolving credit facility. As of the close of business on February 8, 2012, approximately 600 holders of record held our common stock.

Comparison of Total Stockholder Return

The following performance graph compares our cumulative total returns with the cumulative total returns of the Standards & Poor’s Midcap 400 Index, a broad index of mid-size U.S. companies of which the Company is a part, and a peer group of U.S. industrial manufacturing and service companies in the heating, ventilation, air conditioning and refrigeration businesses from December 31, 2006 through December 31, 2011. The graph assumes that $100 was invested on December 31, 2006, with dividends reinvested. Peer group returns are weighted by market capitalization. Our peer group includes AAON, Inc., Ingersoll-Rand plc, Comfort Systems USA, Inc., United Technologies Corporation, Johnson Controls Inc., and Watsco, Inc.

This performance graph and other information furnished under this Part II Item 5(a) of this Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act of 1934.

Our Purchase of LII Equity Securities

In June 2008, our Board of Directors approved a share repurchase plan for $300 million, pursuant to which we are authorized to repurchase shares of our common stock through open market purchases (the “2008 Share Repurchase Plan”). The 2008 Share Repurchase Plan has no stated expiration date. In December 2011, our Board of Directors increased the authorized amount of shares that could be repurchased under the 2008 Share Repurchase Plan by $100 million. In the fourth quarter of 2011, we purchased shares of our common stock as follows:

	Total Number of Shares Purchased(1)	Average Price Paid per Share (including fees)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (in millions)
October 1 through October 31	—	$—	—	$51.4
November 1 through November 30	944,723	$31.80	944,600	$21.3
December 1 through December 31	58,930	$34.32	—	$121.3

Total	1,003,653	$31.95	944,600

(1)	This column reflects the repurchase of 944,600 shares under the 2008 Share Repurchase Plan in the fourth quarter of 2011 and the surrender to LII of 59,053 shares of common stock to satisfy tax-withholding obligations in connection with the vesting of restricted stock units and performance share units.

Item 6.	Selected Financial Data

The table below shows selected financial data for the five years ended December 31, 2011:

	For the Years Ended December 31,
	2011	2010	2009	2008	2007
	(In millions, except per share data)
Statements of Operations Data
Net Sales	$3,303.6	$3,096.4	$2,847.5	$3,441.1	$3,691.7
Operational Income From Continuing Operations	147.7	190.4	109.2	218.6	264.9
Income From Continuing Operations	88.3	117.1	61.8	123.8	165.7
Net Income	88.3	116.2	51.1	122.8	169.0
Diluted Earnings Per Share From Continuing Operations	1.65	2.10	1.09	2.12	2.39
Dividends Per Share	0.72	0.60	0.56	0.56	0.53
Other Data
Capital Expenditures	$43.2	$45.8	$58.8	$62.1	$70.2
Research and Development Expenses	50.3	49.5	48.9	46.0	43.6
Balance Sheet Data at Period End
Total Assets	$1,705.7	$1,692.0	$1,543.9	$1,659.5	$1,814.6
Total Debt	465.1	319.0	231.5	420.4	207.9
Stockholders’ Equity	467.8	589.7	604.4	458.6	808.5

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussions should be read in conjunction with the other sections of this report, including the consolidated financial statements and related notes contained in Item 8 of this Annual Report on Form 10-K.

Overview

We operate in four reportable business segments of the heating, ventilation, air conditioning and refrigeration, (“HVACR”) industry. Our reportable segments are Residential Heating & Cooling, Commercial

Heating & Cooling, Service Experts and Refrigeration. For more detailed information regarding our reportable segments, see Note 21 in the Notes to Consolidated Financial Statements.

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

In 2010, our residential businesses benefited from various government tax credits, both in the United States and Canada, which motivated customers to purchase high-efficiency system replacements. In addition to the reduction of tax credits for high-efficiency heating and cooling products in 2011, overall consumer sentiment declined, which resulted in our customers shifting from entire system replacements to replacement of components. This shift reduced sales volumes and resulted in unfavorable product mix in our Residential Heating & Cooling and Service Experts businesses. However, we did see a positive shift in volume and mix in our Commercial Heating & Cooling segment. The increase in volume can be attributed to a stronger commercial HVAC market in the United States in 2011 compared to 2010, as well as organic growth in Europe through focused efforts to expand our share in the markets we serve. Our Refrigeration business also performed well in 2011 and grew both organically and through the Kysor/Warren acquisition. We acquired Kysor/Warren, a leading manufacturer of refrigerated systems and display cases for supermarkets, from The Manitowoc Company in January 2011. This acquisition extended the value chain for us directly to food retail and supermarket customers.

Our margins were negatively affected by product mix in 2011 from our Residential Heating & Cooling and Service Experts business discussed above. Adding to the negative effect from mix, commodity prices put a strain on raw material and component costs in all of our HVACR businesses. We are managing our pricing structure to offset a large portion of our commodity price increases on raw materials. We believe we are managing our controllable costs well and continue to look for ways to lower this cost structure through manufacturing and sourcing excellence.

Company Highlights

•	Net sales for 2011 were $3,303.6 million, compared to $3,096.4 million in 2010 and were favorably impacted by the Kysor/Warren acquisition, favorable price and mix in our Commercial Heating & Cooling and Refrigeration segments, and strong volume growth in Commercial Heating & Cooling. Partially offsetting these favorable items was unfavorable volume and mix from our Residential Heating & Cooling and Service Experts segments.

•

Operational income from continuing operations for 2011 was $147.7 million compared to $190.4 million for 2010. The decline in operational income was primarily due to lower volumes in our Residential Heating & Cooling and Service Experts segments and lower margins from increased commodity costs from raw materials and components and lower price and mix from our Residential Heating & Cooling Segment.

•	Net income for 2011 was $88.3 million compared to $116.2 million in 2010. Diluted earnings per share from continuing operations was $1.65 per share in 2011 compared to $2.10 per share in 2010.

•	We generated $76.2 million of cash flow from operating activities in 2011 compared to $185.8 million in 2010.

•	During 2011, we returned $119.7 million to shareholders through share repurchases.

Results of Operations

The following table provides a summary of our financial results, including information presented as a percentage of net sales (dollars in millions):

	For the Years Ended December 31,
	2011		2010		2009
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Net sales	$3,303.6	100.0%	$3,096.4	100.0%	$2,847.5	100.0%
Cost of goods sold	2,470.0	74.8	2,204.6	71.2	2,059.4	72.3

Gross profit	833.6	25.2	891.8	28.8	788.1	27.7
Selling, general and administrative expenses	659.9	20.0	685.7	22.1	644.9	22.6
Losses (gains) and other expenses, net	5.0	0.1	10.2	0.3	(6.6)	(0.2)
Restructuring charges	16.0	0.5	15.6	0.5	41.5	1.5
Impairment of assets	7.0	0.2	—	—	6.4	0.2
Goodwill impairment	7.6	0.2	—	—	—	—
Income from equity method investments	(9.6)	(0.3)	(10.1)	(0.3)	(7.3)	(0.2)

Operational income from continuing operations	$147.7	4.5%	$190.4	6.2%	$109.2	3.8%

Net income	$88.3	2.7%	$116.2	3.8%	$51.1	1.8%

The following table sets forth net sales by geographic market (dollars in millions):

	For the Years Ended December 31,
	2011		2010		2009
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Geographic Market:
U.S.	$2,370.8	71.8%	$2,255.4	72.8%	$2,033.1	71.4%
Canada	329.2	10.0	336.6	10.9	327.0	11.5
International	603.6	18.2	504.4	16.3	487.4	17.1

Total net sales	$3,303.6	100.0%	$3,096.4	100.0%	$2,847.5	100.0%

    Year Ended December 31, 2011 Compared to Year Ended December 31, 2010 — Consolidated Results

    Net Sales

Net sales increased 7% for 2011 as compared to 2010. Excluding the impact from the Kysor/Warren acquisition in January 2011, our net sales were flat year over year. Our price and mix were up 1% while sales volume was down 3% in the comparable period. The decline in volume was predominantly in our Residential Heating & Cooling and Service Experts segments, partially offset by volume growth in our Commercial Heating & Cooling. Changes in foreign currency exchange rates favorably impacted net sales by 2%. Excluding the favorable impact from the Kysor/Warren acquisition and foreign currency exchange rates, our net sales for 2011 were down 2% compared to 2010.

    Gross Profit

Gross profit margins declined $58 million compared to 2010, resulting in a 360 basis point decline to 25.2% for 2011, compared to gross profit margins of 28.8% in 2010. The impact from commodity costs on both raw material and components contributed approximately 160 basis points to the decline with freight and distribution contributing 60 basis points to the decline in gross profit margin. Price and mix were neutral to gross profit as our price increases in 2011 offset the margin declines from product mix. Additionally, the Kysor/Warren acquisition has negatively impacted our gross profit margin by approximately 110 basis points in 2011 due to lower margins.

    Selling, General and Administrative Expenses

Selling, General & Administrative (“SG&A”) expenses decreased by $26 million in 2011 compared to 2010, and as a percentage of net sales, SG&A expenses declined to 20% in 2011 from 22% in 2010. Excluding the Kysor/Warren acquisition, the decrease in SG&A was principally due to a $37 million decline in variable compensation, as well as an additional $17 million from general cost control initiatives.

    Losses (Gains) and Other Expenses, Net

Losses (gains) and other expenses, net for 2011 and 2010 included the following (in millions):

	For the Years Ended December 31,
	2011	2010
Realized gains on settled futures contracts	$(0.1)	$(1.5)
Unrealized losses (gains) on unsettled futures contracts	3.8	(0.6)
Special legal contingency charge	(0.4)	6.8
Acquisition expenses, net	1.0	4.8
Foreign currency exchange losses	1.4	0.4
Other items, net	(0.7)	0.3

Losses (gains) and other expenses, net	$5.0	$10.2

The change in losses (gains) and other expenses, net is primarily due to the special legal contingency charge related to the class action lawsuit that concluded in the second quarter of 2011 and the unrealized losses on unsettled future commodity contracts. Refer to Note 12 in the Notes to the Consolidated Financial Statements for more information on the special legal contingency charge and Note 10 for more information on the unrealized losses on unsettled future commodity contracts.

    Restructuring Charges

Restructuring charges were $16 million in 2011 compared to $16 million in 2010. The charges in 2011 were primarily from corporate restructuring charges that included the termination of our corporate airplane lease, closure of our aviation department, and reorganization of certain support functions initiated in the third quarter of 2011. Additionally, we had charges related to the reorganization of the Service Experts administrative functions and management structure initiated in the fourth quarter of 2010. The restructuring charges in 2010 were primarily related to the exit of the contract coil and OEM coil manufacturing in Australia and consolidation of our Parets, Spain manufacturing facility into our Genas, France facility in our Refrigeration segment. Additionally, 2010 charges included the relocation of a research and development facility and administrative offices from California to Tennessee in our Residential Heating & Cooling segment. The remaining restructuring charges from 2010 were minor charges from various open projects initiated in 2010 and prior years. Refer to Note 18 in Notes to the Consolidated Financial Statements for more information.

    Impairment of Assets and Goodwill Impairment

Due to the prolonged uncertainty in the recovery of the residential new construction market, our long-term outlook for our Hearth reporting unit declined. As a result, we began to pursue strategic alternatives for this reporting unit. Our Hearth reporting unit is heavily dependent on the residential new construction market; more so than our other reporting units due to its product offerings: fireplaces, stoves and venting products. As a result of our lowered expectations for this reporting unit, we determined that our long-lived assets and goodwill should be tested for impairment in the fourth quarter of 2011. As a result of these impairments tests, we recorded $6.7 million in long-lived asset impairments and $7.6 million in goodwill impairment in 2011. We also recorded $0.3 million in machinery and equipment impairment for assets that are no longer in use. No impairment charges were recorded in 2010.

    Income from Equity Method Investments

Investments over which we do not exercise control but have significant influence are accounted for using the equity method of accounting. Income from equity method investments decreased slightly to $9.6 million in 2011 as compared to $10.1 million in 2010.

    Interest Expense, net

Interest expense, net increased to $17 million in 2011 compared to $13 million in 2010. The increase in interest expense was primarily attributable to the issuance of $200 million in senior unsecured notes in May of 2010 at a higher fixed interest rate of 4.91% and higher average domestic credit facility borrowings resulting from the Kysor/Warren acquisition.

    Income Taxes

The income tax provision was $42 million in 2011 as compared to $60 million in 2010. The effective tax rate was 32.4% for 2011 as compared to 33.7% for 2010. Our effective rates differ from the statutory federal rate of 35% for certain items, such as tax credits, foreign taxes at rates other than 35%, and other permanent items.

    Year Ended December 31, 2011 Compared to Year Ended December 31, 2010 — Results by Segment

    Residential Heating & Cooling

The following table details our Residential Heating & Cooling segment’s net sales and profit for 2011 and 2010 (dollars in millions):

	Years Ended December 31,
	2011	2010	Difference	% Change
Net sales	$1,341.0	$1,417.4	$(76.4)	(5.4)%
Profit	75.1	132.3	(57.2)	(43.2)
% of net sales	5.6%	9.3%

Residential Heating & Cooling net sales declined by 5% in 2011 compared to 2010. Sales volumes declined by 4% and price and mix were down by 1% in 2011 as compared to 2010. Our Residential Heating & Cooling segment’s sales volumes and mix were negatively affected by consumers moving to lower efficient unit purchases from high efficiency system replacements, driven by a significant reduction in the federal tax credits in 2011, the availability of R22 refrigerant outdoor condensing units, and consumer weakness.

Segment profit decreased $57 million due to $32 million in increased commodity costs from both raw materials and components with our component cost commodity increases partially offset by material cost savings, $20 million in lower sales volumes, $15 million in higher freight and distribution charges, $11 million in unfavorable price and mix, and $4 million in unfavorable warranty adjustment. A $26 million decline in SG&A expenses partially offset the decreases in segment profit. The decline in SG&A expenses was primarily due to lower variable compensation and general cost control.

    Commercial Heating & Cooling

The following table details our Commercial Heating & Cooling segment’s net sales and profit for 2011 and 2010 (dollars in millions):

	Years Ended December 31,
	2011	2010	Difference	% Change
Net sales	$696.0	$620.0	$76.0	12.3%
Profit	79.4	69.3	10.1	14.6
% of net sales	11.4%	11.2%

Our Commercial Heating & Cooling business experienced a 12% increase in net sales in 2011 compared to 2010 primarily due to an increase in our replacement business which resulted in a 7% increase in sales volume. Additionally, our price and mix increased 3% in 2011 compared to 2010. Mix was driven by strength in our high efficiency premier products like Strategos® and Energence®. Changes in foreign currency exchange rates also favorably impacted net sales by 2% in 2011.

Segment profit in 2011 increased $10 million from 2010. Segment profit increased as a result of the impact of higher sales volume by $13 million, positive price and mix by $10 million, and $4 million from productivity initiatives. Partially offsetting these increases to segment profit were $17 million in increased commodity costs from both raw materials and components with our component cost commodity increases partially offset by material cost savings.

    Service Experts

The following table details our Service Experts segment’s net sales and profit for 2011 and 2010 (dollars in millions):

	Years Ended December 31,
	2011	2010	Difference	% Change
Net sales	$528.6	$590.3	$(61.7)	(10.5)%
Profit	1.5	19.3	(17.8)	(92.2)
% of net sales	0.3%	3.3%

Service Experts net sales declined 10% in 2011 compared to 2010. Sales volumes contributed 13% to the decline in sales. Offsetting the decline in sales volume were 2% in favorable mix and 1% from favorable foreign currency exchange rates. The decline in this segment’s sales volume was primarily due to a decline in residential HVAC equipment installations.

Segment profit decreased $18 million due to a $28 million decline in volume, partially offset by a $10 million decline in SG&A expenses. The decline in SG&A expenses was primarily due to lower variable compensation and general cost control.

    Refrigeration

The following table details our Refrigeration segment’s net sales and profit for 2011 and 2010 (dollars in millions):

	Years Ended December 31,
	2011	2010	Difference	% Change
Net sales	$805.2	$550.9	$254.3	46.2%
Profit	77.5	61.4	16.1	26.2
% of net sales	9.6%	11.1%

Net sales, excluding Kysor/Warren, increased 7% due to higher price and mix of 2% and favorable foreign currency exchange rates of 5%. The Kysor/Warren acquisition contributed 39% to the increase in net sales.

Segment profit increased by $16 million, including a $15 million positive impact from price and mix, $2 million in favorable foreign exchange rates, and a $5 million decline in SG&A expenses. Partially offsetting these increases in segment profit were declines of $4 million from increased commodity costs from both raw materials and components with our component cost commodity increases more than offset by material cost savings, $3 million decline in volume, and $2 million in higher freight and distribution charges. The remaining segment profit increase was related to the Kysor/Warren acquisition.

Corporate and Other

Corporate and other expenses were $54 million in 2011, down from $66 million in 2010. The decrease was primarily driven by a $12 million decline in compensation expense, primarily incentive compensation, for 2011.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009 — Consolidated Results

Net Sales

Sales increased 8.7% for 2010 as compared to 2009 due to increased sales volumes of 5%, primarily driven by growth across all four business segments. Volume improved in all four reportable business segments, led by strength in Residential Heating & Cooling and Service Experts. Price and mix of approximately 2% also had a favorable impact on sales. Changes in foreign currency exchange rates favorably impacted net sales by 2%.

Gross Profit

Gross profit margins improved approximately 110 basis points to 28.8% for 2010, compared to gross profit margins of 27.7% in 2009. This improvement was primarily driven by lower product costs from material savings and manufacturing efficiencies of approximately 140 basis points. Gross profit margin comparisons were also favorably impacted by 60 basis points for expenses related to a product quality issue that were recorded in 2009 with no such expenses in 2010. Partially offsetting these positive impacts to gross profit margins were commodities headwinds of 50 basis points and increased freight and distribution expenses that decreased gross profit margins by approximately 50 basis points, primarily in the Residential Heating & Cooling segment.

Selling, General and Administrative Expenses

SG&A expenses increased by $40.8 million in 2010 as compared to 2009, and as a percentage of sales, SG&A expenses were down 50 basis points from 22.6% in 2009 to 22.1% in 2010. SG&A expenses increased $16 million due to increased variable incentive compensation driven by improved financial performance and $35 million related to increased variable selling, advertising, and promotion expenses in support of our sales growth. These increases were partially offset by lower bad debt expense and pension costs.

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

The change in gains and losses on settled futures contracts was primarily due to increases in commodity prices relative to the futures contract prices during 2010 as compared to 2009. Conversely, the change in unrealized gains related to unsettled futures contracts was primarily due to lower commodity prices relative to the futures contract prices for those contracts. For more information, see Note 10 in the Notes to the Consolidated Financial Statements. For more information regarding the special legal contingency charge, see Note 12 in the Notes to the Consolidated Financial Statements. Acquisition expenses relate to the Kysor/Warren acquisition. For more information, see Note 3 in the Notes to the Consolidated Financial Statements.

Restructuring Charges

Restructuring charges were $15.6 million in 2010 compared to $41.5 million in 2009. The lower restructuring charges in 2010 were primarily due to a smaller number of large projects in 2010. The restructuring charges in 2010 primarily consisted of manufacturing rationalization projects in Australia in the Refrigeration segment which totaled $8.6 million, as well as administrative reorganizations in our Service Experts segment which totaled $2.1 million. The remaining restructuring charges in 2010 were primarily related to projects announced prior to 2010. Restructuring charges in 2009 primarily consisted of three large manufacturing rationalization projects totaling $25.2 million and $11.3 million in various corporate and business unit administrative reorganizations. For a detailed discussion regarding restructuring activities, see Note 18 in the Notes to Consolidated Financial Statements.

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

Interest Expense, net

Interest expense, net increased to $12.8 million in 2010 as compared to $8.2 million in 2009. The increase in interest expense was primarily attributable to higher debt levels, and the issuance in May 2010 of $200 million of our senior unsecured notes at 4.91% with a higher interest rate than our revolver.

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

Discontinued Operations

During 2009 and 2010, we sold twelve service centers. The pre-tax operating loss from discontinued operations was $1.1 million in 2010 as compared to $13.1 million in 2009. Included in the 2009 loss from discontinued operations was an impairment charge of $2.7 million related to service centers where the estimated selling price of the assets was below the net book value of those assets, gains on disposal of assets and liabilities of $2.3 million, and a write-off of $4.0 million of goodwill related to the sale of these service centers.

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

Our Commercial Heating & Cooling business experienced increased sales volumes of nearly 3% during 2010 primarily due to introductions of energy efficient products and an increase in planned replacement business at national retail accounts, as well as strong growth in the schools market. Price and mix were favorable by 2%. Foreign currency exchange rates decreased sales by 1%.

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

Accounting for Futures Contracts

Realized gains and losses on settled futures contracts are a component of segment profit (loss). Unrealized gains and losses on open futures contracts are excluded from segment profit (loss) as they are subject to changes in fair value until their settlement date. Both realized and unrealized gains and losses on futures contracts are a component of Losses (gains) and other expenses, net in the accompanying Consolidated Statements of Operations. See Note 21 to Consolidated Financial Statements for more information and a reconciliation of segment profit to net income.

Liquidity and Capital Resources

Our working capital and capital expenditure requirements are generally met through internally generated funds, bank lines of credit and an asset securitization arrangement. Working capital needs are generally greater in the first and second quarters due to the seasonal nature of our business cycle.

Statement of Cash Flows

The following table summarizes our cash flow activity for 2011, 2010 and 2009 (in millions):

	2011	2010	2009
Net cash provided by operating activities	$76.2	$185.8	$225.5
Net cash used in investing activities	(177.8)	(61.4)	(14.0)
Net cash used in financing activities	(11.9)	(93.5)	(211.7)

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $76 million in 2011 compared to $186 million in 2010. This decrease was due to lower net income, an unfavorable change in working capital, and an unfavorable change in accrued expenses. The unfavorable comparison for accrued expenses was due to higher payments and lower accruals for incentive compensation in 2011 versus 2010. Incentive compensation is accrued in the current year based on performance, but paid in the first quarter of the subsequent year. In addition, we had an increase in accrued expenses related to class action litigation in 2010 but a significant reduction in 2011 when substantially all of these accrued expenses were paid.

Net Cash Used in Investing Activities

Net cash used in investing activities for 2011 included $143 million for the acquisition of the Kysor/Warren business from The Manitowoc Company and $4 million for the acquisition of a commercial services business in our Service Experts segment. Kysor/Warren is a leading manufacturer of refrigerated systems and display cases for supermarkets throughout North America and is included in our Refrigeration Segment. Offsetting the cash used in 2011 was a change in the security requirements for our captive insurance subsidiary. We transferred substantially all security from restricted cash to stand-by letters of credit resulting in a release of $12 million of restricted cash. Investing activities from 2010 included a net purchase of a business for $4 million and restricted cash of $12 million for security requirements for our captive insurance subsidiary.

Capital expenditures were $43 million, $46 million and $59 million in 2011, 2010 and 2009, respectively. Capital expenditures in 2011 were primarily investments in our distribution network, investments in systems and software to support the overall enterprise, and investments for manufacturing and sourcing excellence.

Net Cash Used in Financing Activities

Net borrowings of long-term debt, short-term debt and revolving long-term debt totaled approximately $146 million in 2011 compared to net borrowings of $87 million in 2010. During 2011, we used approximately $120 million to repurchase approximately 3.2 million shares of our common stock compared to $144 million for 3.3 million shares of our common stock during 2010 under our share repurchase plans.

Debt Position and Financial Leverage

The following table details our lines of credit and financing arrangements as of December 31, 2011:

	Maximum Capacity	Outstanding Borrowings	Available for Future Borrowings
Short-Term Debt:
Foreign Obligations
Committed	$1.8	$0.3	$1.5
Non-committed	4.4	4.4	—
Asset Securitization(1)	150.0	—	150.0

Total short-term debt	$156.2	$4.7	$151.5
Current Maturities:
Capital lease obligations	$0.8	0.8	—
Long-Term Debt:
Capital lease obligations	$16.6	16.6	—
Domestic revolving credit facility(2)	650.0	243.0	328.5
Senior unsecured notes	200.0	200.0	—

Total long-term debt	$866.6	$459.6	328.5

Total	$1,023.6	$465.1	$480.0

(1)	The maximum capacity under the receivables purchase agreement (“RPA”) is the lesser of $150.0 million or 100% of the net pool balance less reserves, as defined under the RPA.

(2)	The available future borrowings on our domestic revolving credit facility exclude $78.5 million in standby letters of credit.

As discussed above, we utilized our domestic revolving credit facility (“credit facility”) to support the acquisition of the Kysor/Warren business. We believe our available future borrowings combined with our cash of $45.0 million and future cash from operations is sufficient to fund our operations, planned capital expenditures, future contractual obligations, share repurchases, anticipated dividends and other needs. Our expected capital expenditures are approximately $55 million for 2012. Additionally, we expect to make approximately $15 million in contributions to our U.S. defined benefit plan in 2012.

Our debt-to-total-capital ratio increased to 49.9% at December 31, 2011 compared to 35.1% at December 31, 2010. The increase in the ratio is due to the increase in debt since December 31, 2010, primarily related to the acquisition of the Kysor/Warren business in January 2011.

We periodically review our capital structure, including our primary bank facility, to ensure that it has adequate liquidity. We amended our RPA on November 18, 2011 and amended and restated our credit facility on October 21, 2011. The most significant changes to the RPA were the addition of Allied Air Enterprises LLC, Heatcraft Refrigeration Products LLC, and Lennox Hearth Products LLC, all wholly-owned subsidiaries, as sellers of trade accounts receivable under the program, an increase in the purchase limit to $150 million from $100 million, and the extension of the RPA to November 16, 2012. The amended credit facility provides up to $650 million in unsecured borrowings and issuance of letters of credit up to the full amount of the facility. The maturity date was extended to October 21, 2016. Additionally, at our request and subject to certain conditions, the commitments under the credit facility may be increased by a maximum of $100 million as long as existing or new lenders agree to provide such additional commitments. Although pricing under the amended facility is slightly higher, we do not believe it will significantly increase our interest expense on an annual basis. We also periodically consider various other financing alternatives and may, from time to time, seek to take advantage of favorable interest rate environments or other market conditions, which may include accessing the capital markets.

On March 11, 2011, we announced that our Board of Directors approved a 20% increase in our quarterly dividend on common stock from $0.15 to $0.18 effective with the April dividend payment. Dividend payments were approximately $35 million in 2011. We also continue to increase shareholder value through our share repurchase program. In December 2011, our Board of Directors increased the 2008 Share Repurchase Program by $100 million. Utilizing this program, we returned $120 million to our investors through share repurchases. We are targeting approximately $50 million in share repurchases in 2012.

Our credit facility is guaranteed by certain of our subsidiaries and contains financial covenants relating to leverage and interest coverage. Other covenants contained in the credit facility restrict, among other things, certain mergers, asset dispositions, guarantees, debt, liens, and affiliate transactions. The financial covenants require us to maintain a defined Consolidated Indebtedness to Adjusted EBITDA Ratio and a Cash Flow (defined as EBITDA minus capital expenditures) to Net Interest Expense Ratio. The required ratios under our credit facility are detailed below:

Consolidated Indebtedness to Adjusted EBITDA Ratio no greater than	3.5 : 1.0
Cash Flow to Net Interest Expense Ratio no less than	3.0 : 1.0

Our credit facility contains customary events of default. These events of default include nonpayment of principal or interest, breach of covenants or other restrictions or requirements, default on certain other indebtedness or receivables securitizations (cross default), and bankruptcy. A cross default under our credit facility could occur if:

•	We fail to pay any principal or interest when due on any other indebtedness or receivables securitization of at least $75.0 million; or

•

We are in default in the performance of, or compliance with any term of any other indebtedness or receivables securitization in an aggregate principal amount of at least $75.0 million, or any other condition exists which would give the holders the right to declare such indebtedness due and payable prior to its stated maturity.

Each of our major debt agreements contains provisions by which a default under one agreement causes a default in the others (a cross default). If a cross default under the credit facility, our senior unsecured notes, or our RPA were to occur, it could have a wider impact on our liquidity than might otherwise occur from a default of a single debt instrument or lease commitment.

If any event of default occurs and is continuing, lenders with a majority of the aggregate commitments may require the administrative agent to terminate our right to borrow under our credit facility and accelerate amounts due under our credit facility (except for a bankruptcy event of default, in which case such amounts will automatically become due and payable and the lenders’ commitments will automatically terminate). As of December 31, 2011, we were in compliance with all covenant requirements.

Upon a change of control, holders of our senior unsecured notes will have the right to require us to repurchase all or a portion of the senior unsecured notes at a repurchase price equal to 101% of the principal amount of the notes repurchased, plus accrued and unpaid interest, if any. The notes are guaranteed, on a senior unsecured basis, by each of our domestic subsidiaries that guarantee payment by us of any indebtedness under our credit facility. The indenture governing the notes contains covenants that, among other things, limit our ability and the ability of the subsidiary guarantors to: create or incur certain liens; enter into certain sale and leaseback transactions; enter into certain mergers, consolidations and transfers of substantially all of our assets; and transfer certain properties. The indenture also contains a cross default provision which is triggered if we default on other debt of at least $75 million in principal which is then accelerated, and such acceleration is not rescinded within 30 days of the notice date.

During the third quarter of 2008, we amended the lease agreement for our corporate headquarters. While the same party continues to be the lessor under the lease, the amendment, among other things, replaced the debt participant and moderately increased the rent payments. The amendment also provides for financial covenants consistent with our credit agreement and we are in compliance with these financial covenants. The lease is accounted for as an operating lease.

During 2008, we expanded our Tifton, Georgia manufacturing facility using the proceeds from Industrial Development Bonds (“IDBs”). We entered into a lease agreement with the owner of the property and the issuer of the IDBs, and through our lease payments fund the interest payments to investors in the IDBs. We also guaranteed the repayment of the IDBs and entered into letters of credit totaling $14.5 million to fund a potential repurchase of the IDBs in the event investors exercised their right to tender the IDBs to the Trustee. As of December 31, 2011 and 2010, we recorded both a long-term asset and a corresponding long-term obligation of $14.3 million related to these transactions.

Off Balance Sheet Arrangements

In addition to the credit facilities and promissory notes described above, we also lease real estate and machinery and equipment pursuant to operating leases that are not capitalized on the balance sheet, including high-turnover equipment such as autos and service vehicles and short-lived equipment such as personal computers. Rent expense for these leases was $70 million, $64 million and $64 million in 2011, 2010 and 2009, respectively.

Contractual Obligations

Summarized below are our contractual obligations as of December 31, 2011 (in millions):

	Payments Due by Period
	Total	1 Year or Less	2-3 Years	4-5 Years	After 5 Years
Total long-term debt obligations	$460.4	$0.8	$1.5	$243.7	$214.4
Operating leases	169.2	50.5	65.3	31.1	22.3
Uncertain tax positions	6.0	5.7	—	0.3	—
Purchase obligations	21.9	21.9	—	—	—

Total contractual obligations	$657.5	$78.9	$66.8	$275.1	$236.7

As of December 31, 2011, the liability for uncertain tax positions includes interest and penalties. Purchase obligations consist of aluminum commitments and inventory that is part of our third party logistics program. The above table does not include retirement, postretirement and warranty liabilities because it is not certain when these liabilities will be funded; however, we expect to pay approximately $15 million in contributions to our U.S. defined benefit plan in 2012. Contractual obligations related to capital leases as of December 31, 2011 were included as part of long-term debt in the table above. For additional information regarding our contractual obligations, see Note 11, Note 12 and Note 13 of the Notes to Consolidated Financial Statements.

Fair Value Measurements

    Fair Value Hierarchy

The three-level fair value hierarchy for disclosure of fair value measurements is defined as follows:

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

    Fair Value Techniques

General

Our valuation techniques are applied to all of the assets and liabilities carried at fair value. Where available, the fair values are based upon quoted prices in active markets. However, if quoted prices are not available, then the fair values are based upon quoted prices for similar assets or liabilities or independently sourced market parameters, such as credit default swap spreads, yield curves, reported trades, broker/dealer quotes, interest rates and benchmark securities. For assets and liabilities with a lack of observable market activity, if any, the fair values are based upon discounted cash flow methodologies incorporating assumptions that, in our judgment, reflect the assumptions a marketplace participant would use. To ensure that financial assets and liabilities are recorded at fair value, valuation adjustments may be required to reflect either party’s creditworthiness and ability to pay. Where appropriate, these amounts were incorporated into our valuations as of December 31, 2011 and 2010, the measurement dates.

Derivatives

Derivatives are primarily valued using estimated future cash flows that are based directly on observed prices from exchange-traded derivatives and, therefore, were classified as Level 2. We also take into account the counterparty’s creditworthiness, or our own creditworthiness, as appropriate. An adjustment has been recorded in order to reflect the risk of credit default, but these adjustments have been insignificant to the overall value of the derivatives.

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

Information about our exposure to market risks related to metal commodity prices and a sensitivity analysis related to our metal commodity hedges is presented below (in millions):

Notional amount (pounds)	29.1
Carrying amount and fair value of asset	$(11.6)
Change in fair value from 10% change in forward prices	$1.2

    Interest Rate Risk

Our results of operations can be affected by changes in interest rates due to variable rates of interest on our revolving credit facilities, cash, cash equivalents and short-term investments.

In order to partially mitigate interest rate risk, we use a hedging strategy to eliminate the variability of cash flows in the interest payments for the first $100 million of the total variable-rate debt outstanding under the credit facility that is solely due to changes in the benchmark interest rate. This strategy allows us to fix a portion of our interest payments while also taking advantage of historically low interest rates.

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

Information about our exposure to interest rate risk and a sensitivity analysis related to our interest rate swap is presented below (in millions):

Notional amount	$100.0
Impact of a 100 basis point change in the benchmark interest rate:
Carrying amount and fair value of liability	$1.9
Interest expense	$1.9

    Foreign Currency Exchange Rate Risk

Our results of operations can be affected by changes in exchange rates. Net sales and expenses in foreign currencies are translated into U.S. dollars for financial reporting purposes based on the average exchange rate for the period. During 2011, 2010 and 2009, net sales from outside the U.S. represented 28.2%, 27.2% and 28.6%, respectively, of our total net sales. Historically, foreign currency transaction gains (losses) have not had a material effect on our overall operations. As of December 31, 2011, the impact to net income of a 10% change in exchange rates is estimated to be approximately $5.3 million.

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

    Goodwill and Other Intangible Assets

We assign goodwill to the reporting units that benefit from the synergies of our acquisitions, which are the reporting units that report the results of such acquisitions. If we reorganize our management structure, the related goodwill is allocated to the affected reporting units based upon the relative fair values of those reporting units. Assets and liabilities, including deferred income taxes, are generally directly assigned to the reporting units through our segment reporting system as part of our financial closing process. However, certain assets and liabilities, including information technology assets and pension, self-insurance, and environmental liabilities, are commonly managed and are not allocated to the segments in the normal course of our financial reporting process, and therefore must be assigned to the reporting units based upon appropriate methods. We test goodwill for impairment by reporting unit annually in the first quarter of each fiscal year.

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

In the first quarter of 2011, we met all of the criteria outlined in ASC 350 to carryforward the fair value of the reporting units from our previous impairment test. Our fair value determination from the first quarter impairment test in 2010 exceeded the carrying amount, in the aggregate, in excess of $1.0 billion and on a reporting unit basis by approximately 850% for our Residential Heating & Cooling reporting unit, approximately 50% for our Hearth reporting unit, approximately 500% for our Commercial Heating & Cooling reporting unit, approximately 140% for our Refrigeration reporting unit, approximately 300% for our Service Experts residential reporting unit and 275% for our Service Experts commercial reporting unit. When we performed our first quarter goodwill impairment test, our expectations of future performance were based on the strong results of 2010, including a positive outlook for the residential new construction market at that time. Although our results were not as strong in 2011, the outlook for most of our reporting units has not changed significantly from the first quarter of 2011. Our Hearth reporting unit, however, is heavily dependent on the residential new construction market due to its product offerings: fireplaces, stoves and venting products. In the fourth quarter of 2011, we began to pursue strategic alternatives due to the prolonged uncertainty in the recovery of the residential new construction market and its effect on our long-term outlook for this reporting unit. As a result of this decline in outlook and pursuit of strategic alternatives, we believed our Hearth reporting unit should be tested for goodwill impairment.

We performed step one of the goodwill impairment test and determined that the carrying value of our Hearth reporting unit exceeded its fair value. Therefore, we performed the second step of the goodwill impairment test and determined the carrying value of the Hearth reporting unit was less than its implied fair value, based primarily on indications of market value through our pursuit of strategic alternatives. Accordingly, we impaired $7.6 million which was the entire goodwill for this reporting unit. Our Hearth reporting unit is included in our Residential Heating & Cooling segment. See Footnote 5 in Notes to Consolidated Financial Statements.

The average rate used to discount the estimated cash flows for each reporting unit was 10.1% in 2011 and 2010. Below is a sensitivity analysis regarding the aggregate fair value of our reporting units to changes in average discount rates for 2010, as we carried the fair value for our reporting units forward in 2011 (in millions):

Approximate decrease in fair value from a 100 basis point increase in discount rate	$(400)
Approximate increase in fair value from a 100 basis point decrease in discount rate	$600

We also monitor economic, legal, regulatory and other factors for LII as a whole and for each reporting unit between annual impairment tests to ensure no indicators exist that make it more likely than not that there was a decline in the fair value of the reporting unit below its carrying value. Specifically, we monitor industry trends, our market capitalization, recent and forecasted financial performance of our reporting units, and the timing and nature of our restructuring activities. As noted above, in the fourth quarter of 2011, we determined that goodwill for our Hearth reporting unit should be tested for goodwill impairment.

    Product Warranties

The estimate of our liability for future warranty costs requires us to make significant assumptions about the amount, timing and nature of the costs we will incur in the future. As some of the warranties we issue extend 10 years or more in duration, a relatively small adjustment to an assumption may have a significant impact on our overall liability. We review the assumptions used to determine the liability periodically and we adjust our assumptions based upon factors such as actual failure rates and cost experience. Numerous factors could affect actual failure rates and cost experience, including the amount and timing of new product introductions, changes in manufacturing techniques or locations, components or suppliers used. Should actual warranty costs differ from our estimates, we may be required to record adjustments to accruals and expense in the future. For more information see Note 12 in Notes to the Consolidated Financial Statements.

    Pensions and Postretirement Benefits

We have domestic and foreign pension plans covering most employees and we also maintain an unfunded postretirement benefit plan, which provides certain medical and life insurance benefits to eligible employees. In order to calculate the liability and the expense for these plans, we make several assumptions including the discount rate and expected return on assets. The assumed discount rates of 4.83% for pension benefits of our U.S. qualified pension plans and 4.64% for other benefits were used to calculate the liability as of December 31, 2011.

Our assumed discount rates are selected using the yield curve for high-quality corporate bonds, which is dependent upon risk-free interest rates and current credit market conditions. In 2011, we utilized 8.00% as the assumed long-term rate of return on assets, which is the same rate as our 2010 estimate. These are long-term estimates of equity values and are not dependent on short-term variations of the equity markets. Differences between actual experience and our assumptions are quantified as actuarial gains and losses. These actuarial gains and losses do not immediately impact our earnings as they are deferred in accumulated other comprehensive income (“AOCI”) and are amortized into net periodic benefit cost over the estimated service period. For two of our pension plans, nearly all of the participants were considered inactive because the plan benefits were frozen by the Company. In 2011, we contributed $13.4 million to our pension plans and we contributed $5.6 million in 2010.

The assumed long-term rate of return on assets and the discount rate have significant effects on the amounts reported for our defined benefit plans. A 25 basis point decrease in the long-term rate of return on assets or discount rate would have the following effects (in millions):

	25 Basis Point Decrease in Long- Term Rate of Return	25 Basis Point Decrease in Discount Rate
Effect on net periodic benefit cost	$0.5	$ 0.6
Effect on the postretirement benefit obligations	N/A	11.7

Assumed healthcare cost trend rates have a significant effect on the amounts reported for our healthcare plan. For 2011, our assumed healthcare cost trend rate was 8.40%. A one percentage-point change in assumed healthcare cost trend rates would have the following effects (in millions):

	1-Percentage-Point Increase	1-Percentage-Point Decrease
Effect on total of service and interest cost	$0.2	$(0.2)
Effect on the postretirement benefit obligation	2.0	(1.7)

Should actual results differ from our estimates and assumptions, revisions to the benefit plan liabilities and the related expenses would be required. For more information, see Note 14 in the Notes to Consolidated Financial Statements.

    Self-Insurance Expense

We use a combination of third-party insurance and self-insurance plans (large deductible or captive) to provide protection against claims relating to workers’ compensation/employers’ liability, general liability, product liability, auto liability, auto physical damage and other exposures. Prior to the third quarter of 2009, these policies were written by a third-party insurance provider, which was then reinsured by our captive insurance subsidiary. Starting with the third quarter of 2009, we no longer use our captive insurer for new losses; instead, we use large deductible insurance plans for workers’ compensation/employers’ liability, general liability, product liability, and auto liability. These policies are written through third-party insurance providers. We also carry umbrella or excess liability insurance for all third-party and self-insurance plans, except for directors’ and officers’ liability, property damage and various other insurance programs. We believe the limit within our excess policy is adequate for companies of our size in our industry. We believe that the deductibles and liability limits retained by LII and the captive are customary for companies of our size in our industry and are appropriate for our business.

In addition, we use third-party insurance plans for property damage, directors’ and officers’ liability, and other exposures. Each of these policies may include per occurrence and annual aggregate limits. However, we believe these limits are customary for companies of our size in our industry and are appropriate for our business.

The self-insurance expense and liabilities are primarily determined based on our historical claims information, as well as industry factors and trends. We maintain safety and manufacturing programs designed to improve the safety and effectiveness of our business processes and, as a result, reduce the level and severity of our various self-insurance risks. In recent years, our actual claims experience has trended favorably and therefore, both self-insurance expense and the related liability have decreased. To the extent actuarial assumptions change and claims experience rates differ from historical rates, our liability may change. The self-insurance liabilities recorded in Accrued Expenses in the accompanying Consolidated Balance Sheets were $63 million and $65 million as of December 31, 2011 and 2010, respectively.

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

Management, including our Chief Executive Officer and Chief Financial Officer, has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management concluded that as of December 31, 2011, the Company’s internal control over financial reporting was effective.

KPMG LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements, has issued an audit report including an opinion on the effectiveness of our internal control over financial reporting as of December 31, 2011, a copy of which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Lennox International Inc.:

We have audited the accompanying consolidated balance sheets of Lennox International Inc. and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2011. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule. We also have audited the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Lennox International Inc.’s management is responsible for these consolidated financial statements, the financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements, the financial statement schedule and the effectiveness of the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lennox International Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also in our opinion, Lennox International Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG

Dallas, Texas

February 16, 2012

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31, 2011 and 2010

(In millions, except share and per share data)

	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$45.0	$160.0
Restricted cash	—	12.2
Accounts and notes receivable, net of allowances of $12.1 and $12.8 in 2011 and 2010, respectively	408.7	384.8
Inventories, net	336.5	286.2
Deferred income taxes	36.8	36.7
Other assets	76.2	67.0

Total current assets	903.2	946.9
PROPERTY, PLANT AND EQUIPMENT, net	309.9	324.3
GOODWILL	305.6	271.8
DEFERRED INCOME TAXES	107.0	87.2
OTHER ASSETS, net	80.0	61.8

TOTAL ASSETS	$1,705.7	$1,692.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$4.7	$1.4
Current maturities of long-term debt	0.8	0.6
Accounts payable	277.0	273.8
Accrued expenses	284.7	334.5
Income taxes payable	5.7	5.3

Total current liabilities	572.9	615.6
LONG-TERM DEBT	459.6	317.0
POSTRETIREMENT BENEFITS, OTHER THAN PENSIONS	18.6	15.9
PENSIONS	124.7	88.1
OTHER LIABILITIES	62.1	65.7

Total liabilities	1,237.9	1,102.3
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 200,000,000 shares authorized, 86,938,004 shares and 86,480,816 shares issued for 2011 and 2010, respectively	0.9	0.9
Additional paid-in capital	881.2	863.5
Retained earnings	692.9	642.2
Accumulated other comprehensive (loss) income	(37.1)	30.2
Treasury stock, at cost, 36,093,966 shares and 32,784,503 shares for 2011 and 2010, respectively	(1,070.1)	(947.1)

Total stockholders’ equity	467.8	589.7

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,705.7	$1,692.0

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2011, 2010 and 2009

(In millions, except per share data)

	2011	2010	2009
NET SALES	$3,303.6	$3,096.4	$2,847.5
COST OF GOODS SOLD	2,470.0	2,204.6	2,059.4

Gross profit	833.6	891.8	788.1
OPERATING EXPENSES:
Selling, general and administrative expenses	659.9	685.7	644.9
Losses (gains) and Other Expenses, net	5.0	10.2	(6.6)
Restructuring charges	16.0	15.6	41.5
Impairment of assets	7.0	—	6.4
Goodwill impairment	7.6	—	—
Income from equity method investments	(9.6)	(10.1)	(7.3)

Operational income from continuing operations	147.7	190.4	109.2
INTEREST EXPENSE, net	16.8	12.8	8.2
OTHER EXPENSE, net	0.3	1.0	0.1

Income from continuing operations before income taxes	130.6	176.6	100.9
PROVISION FOR INCOME TAXES	42.3	59.5	39.1

Income from continuing operations	88.3	117.1	61.8
DISCONTINUED OPERATIONS:
Loss from discontinued operations	—	1.1	13.1
Income tax benefit	—	(0.2)	(2.4)

Loss from discontinued operations	—	0.9	10.7

Net income	$88.3	$116.2	$51.1

EARNINGS PER SHARE — BASIC:
Income from continuing operations	$1.68	$2.14	$1.11
Loss from discontinued operations	—	(0.01)	(0.19)

Net income	$1.68	$2.13	$0.92

EARNINGS PER SHARE — DILUTED:
Income from continuing operations	$1.65	$2.10	$1.09
Loss from discontinued operations	—	(0.02)	(0.19)

Net income	$1.65	$2.08	$0.90

AVERAGE SHARES OUTSTANDING:
Basic	52.5	54.6	55.6
Diluted	53.4	55.8	56.6
CASH DIVIDENDS DECLARED PER SHARE	$0.72	$0.60	$0.56

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

For the Years Ended December 31, 2011, 2010 and 2009

(In millions, except per share data)

	Common Stock Issued		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Total Stockholders’ Equity	Comprehensive Income
	Shares	Amount
BALANCE AS OF DECEMBER 31, 2008	84.2	$0.8	$805.6	$538.8	$(98.8)	$(787.8)	$458.6
Net income	—	—	—	51.1	—	—	51.1	$51.1
Dividends, $0.56 per share	—	—	—	(31.3)	—	—	(31.3)	—
Foreign currency translation adjustments, net	—	—	—	—	59.5	—	59.5	59.5
Pension and postretirement liability changes, net of tax provision of $6.4	—	—	—	—	8.1	—	8.1	8.1
Stock-based compensation expense	—	—	12.8	—	—	—	12.8	—
Derivatives and other, net of tax provision of $15.4	—	—	—	—	30.4	—	30.4	30.4
Common stock issued	1.4	0.1	9.3	—	—	—	9.4	—
Treasury stock purchases	—	—	—	—	—	(5.6)	(5.6)	—
Tax benefits of stock-based compensation	—	—	6.0	—	—	—	6.0	—
Other tax related items	—	—	5.4	—	—	—	5.4	—

Comprehensive income	—	—	—	—	—	—	—	$149.1

BALANCE AS OF DECEMBER 31, 2009	85.6	$0.9	$839.1	$558.6	$(0.8)	$(793.4)	$604.4

Net income	—	—	—	116.2	—	—	116.2	$116.2
Dividends, $0.60 per share	—	—	—	(32.6)	—	—	(32.6)	—
Foreign currency translation adjustments, net	—	—	—	—	28.2	—	28.2	28.2
Pension and postretirement liability changes, net of tax benefit of $8.7	—	—	—	—	(13.3)	—	(13.3)	(13.3)
Change in fair value of available-for-sale marketable equity securities changes	—	—	—	—	12.5	—	12.5	12.5
Stock-based compensation expense	—	—	15.4	—	—	—	15.4	—
Derivatives, net of tax provision of $2.1	—	—	—	—	3.6	—	3.6	3.6
Common stock issued	0.9	—	3.5	—	—	—	3.5	—
Treasury stock purchases	—	—	—	—	—	(153.7)	(153.7)	—
Tax benefits of stock-based compensation	—	—	5.5	—	—	—	5.5	—
Other tax related items	—	—		—	—	—	—	—

Comprehensive income	—	—	—	—	—	—	—	$147.2

BALANCE AS OF DECEMBER 31, 2010	86.5	$0.9	$863.5	$642.2	$30.2	$(947.1)	$589.7

Net income	—	—	—	88.3	—	—	88.3	88.3
Dividends, $0.72 per share	—	—	—	(37.6)	—	—	(37.6)	—
Foreign currency translation adjustments, net	—	—	—	—	(17.7)	—	(17.7)	(17.7)
Pension and postretirement liability changes, net of tax benefit of $13.6	—	—	—	—	(24.3)	—	(24.3)	(24.3)
Change in fair value of available-for-sale marketable equity securities changes	—	—	—	—	(8.6)	—	(8.6)	(8.6)
Stock-based compensation expense	—	—	13.7	—	—	—	13.7	—
Derivatives, net of tax provision of $9.5	—	—	—	—	(16.7)	—	(16.7)	(16.7)
Common stock issued	0.4	—	2.5	—	—	—	2.5	—
Treasury stock purchases	—	—	—	—	—	(123.0)	(123.0)	—
Tax benefits of stock-based compensation	—	—	1.5	—	—	—	1.5	—

Comprehensive income	—	—	—	—	—	—	—	$21.0

BALANCE AS OF DECEMBER 31, 2011	86.9	$0.9	$881.2	$692.9	$(37.1)	$(1,070.1)	$467.8

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2011, 2010 and 2009

(In millions)

	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$88.3	$116.2	$51.1
Adjustments to reconcile net income to net cash provided by operating activities:
Income from equity method investments	(9.6)	(10.1)	(7.3)
Dividends from affiliates	11.0	12.3	11.3
Restructuring expenses, net of cash paid	(3.3)	(11.0)	18.6
Impairment of assets	7.0	—	6.4
Goodwill impairment	7.6	—	—
Provision for bad debts	4.4	6.3	12.6
Unrealized loss (gain) on derivative contracts	2.9	(0.7)	(7.0)
Return of collateral for hedges	—	—	37.9
Stock-based compensation expense	13.7	15.4	12.8
Depreciation and amortization	60.4	53.5	52.9
(Repayments) proceeds from sales of accounts receivable under asset securitization	—	—	(30.0)
Deferred income taxes	3.6	(9.5)	6.7
Pension costs (less than) in excess of contributions	(0.1)	4.5	(25.4)
Other items, net	2.8	2.4	7.7
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts and notes receivable	(5.4)	(29.3)	41.2
Inventories	(28.8)	(31.1)	51.8
Other current assets	1.6	(5.5)	10.8
Accounts payable	(5.9)	33.6	(5.4)
Accrued expenses	(61.9)	31.8	3.8
Income taxes payable and receivable	(11.4)	18.8	(7.0)
Other	(0.7)	(11.8)	(18.0)

Net cash provided by operating activities	76.2	185.8	225.5
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the disposal of property, plant and equipment	0.3	0.2	0.6
Purchases of property, plant and equipment	(43.2)	(45.8)	(58.8)
Proceeds from sale of businesses	0.6	3.6	10.0
Acquisition of business	(147.7)	(7.2)	—
Return of investment	—	—	0.9
Restricted cash	12.2	(12.2)	—
Purchases of short-term investments	—	—	(16.9)
Proceeds from sales and maturities of short-term investments	—	—	50.2

Net cash used in investing activities	(177.8)	(61.4)	(14.0)
CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term borrowings (payments), net	3.8	(0.8)	(4.3)
Asset securitization borrowings	345.0	—	—
Asset securitization payments	(345.0)	—	—
Long-term payments	(0.9)	(35.9)	(1.7)
Issuance of senior unsecured notes	—	199.8	—
Borrowings from revolving credit facility	1,539.5	981.5	830.5
Payments on revolving credit facility	(1,396.5)	(1,058.0)	(1,013.8)
Additional investments in affiliates	—	(1.0)	—
Proceeds from stock option exercises	2.5	3.5	9.4
Payments of deferred financing costs	(2.2)	(1.8)	—
Repurchases of common stock	(123.0)	(153.7)	(5.6)
Excess tax benefits related to share-based payments	1.4	5.3	4.9
Cash dividends paid	(36.5)	(32.4)	(31.1)

Net cash used in financing activities	(11.9)	(93.5)	(211.7)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(113.5)	30.9	(0.2)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(1.5)	4.8	2.4
CASH AND CASH EQUIVALENTS, beginning of year	160.0	124.3	122.1

CASH AND CASH EQUIVALENTS, end of year	$45.0	$160.0	$124.3

Supplementary disclosures of cash flow information:
Cash paid during the year for:
Interest	$17.8	$12.4	$8.4

Income taxes (net of refunds)	$49.5	$45.5	$32.1

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2011, 2010 and 2009

1.    Nature of Operations:

Lennox International Inc., a Delaware corporation, through its subsidiaries (referred to herein as “we,” “our,” “us,” “LII” or the “Company”), is a leading global provider of climate control solutions. We design, manufacture, market and service a broad range of products for the heating, ventilation, air conditioning and refrigeration (“HVACR”) markets. We operate in four reportable business segments: Residential Heating & Cooling, Commercial Heating & Cooling, Service Experts, and Refrigeration. See Note 21 for financial information regarding our reportable segments.

We sell our products and services through a combination of distributors, independent and company-owned dealer service centers, other installing contractors, wholesalers, manufacturers’ representatives, original equipment manufacturers and to national accounts.

2.    Summary of Significant Accounting Policies:

Principles of Consolidation

The consolidated financial statements include the accounts of Lennox International Inc. and our majority-owned subsidiaries. All intercompany transactions, profits and balances have been eliminated.

Cash and Cash Equivalents

We consider all highly liquid temporary investments with original maturity dates of three months or less to be cash equivalents. Cash and cash equivalents consisted primarily of bank deposits and US Treasury money market securities.

During the first quarter of 2010, our captive insurance subsidiary entered into an agreement in which cash was placed into a trust for the benefit of a third-party insurance provider. The purpose of the trust is to pay workers compensation claims for policy years 2003 – 2009 until the liabilities are satisfied. These policies were written by the third-party insurance provider, and then reinsured by our captive insurance subsidiary. This transaction was classified as restricted cash on the accompanying Consolidated Balance Sheets with a balance of $12.2 million as of December 31, 2010. In the second quarter of 2011, we changed how these claims were secured. All claims for the workers compensation claims for policy years 2003 – 2009 are now secured by standby letters of credit.

Accounts and Notes Receivable

Accounts and notes receivable are shown in the accompanying Consolidated Balance Sheets, net of allowance for doubtful accounts. The allowance for doubtful accounts is generally established during the period in which receivables are recognized and is maintained at a level deemed appropriate based on historical and other factors that affect collectability. Such factors include the historical trends of write-offs and recovery of previously written-off accounts, the financial strength of the customer and projected economic and market conditions. We determine the delinquency status of receivables predominantly based on contractual terms and write-off of uncollectible receivables after management’s review of factors that affect collectability as noted above, among other considerations. We have no significant concentrations of credit risk within our accounts and notes receivable.

Inventories

Inventory costs include material, labor, depreciation and plant overhead. Inventories of $156.7 million and $123.8 million as of December 31, 2011 and 2010, respectively, were valued at the lower of cost or market using the last-in, first-out (“LIFO”) cost method. The remaining portion of the inventory is valued at the lower of cost or market with cost being determined either on the first-in, first-out (“FIFO”) basis or average cost. We elected to

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

use the LIFO cost method for our domestic manufacturing companies in 1974 and continued to elect the LIFO cost method for new operations through the late 1980s. The types of inventory include raw materials, purchased components, work-in-process, repair parts and finished goods. Starting in the late 1990s, we began adopting the FIFO cost method for all new domestic manufacturing operations (primarily acquisitions). Our operating entities with a previous LIFO election continue to use the LIFO cost method. We also use the FIFO cost method for all of our foreign-based manufacturing facilities as well as our Service Experts segment, whose inventory is limited to service parts and finished goods.

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

We periodically review long-lived assets for impairment as events or changes in circumstances indicate that the carrying amount of such assets might not be recoverable. In order to assess recoverability, we compare the estimated expected future undiscounted cash flows identified with each long-lived asset or related asset group to the carrying amount of such assets. If the expected future cash flows do not exceed the carrying value of the asset or assets being reviewed, an impairment loss is recognized based on the excess of the carrying amount of the impaired assets over their fair value. In 2011, we recorded $5.4 million in asset impairments primarily on assets in our Hearth reporting unit. See Notes 5 and 6 for more discussion on these impairments.

Goodwill

Goodwill represents the excess of cost over fair value of assets from acquired businesses. Goodwill and intangible assets determined to have an indefinite useful life are not amortized, but are instead tested for impairment at least annually. We complete our annual goodwill impairment tests in the first quarter of each fiscal year and continuously monitor our operations for indicators of goodwill impairment based on current market conditions.

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

Reporting units we test are generally equivalent to our business segments, or in some cases, one level below. We review our reporting unit structure each year as part of our annual goodwill impairment testing and reporting units are determined based upon a review of the periodic financial information supplied to and reviewed by our Chief Executive Officer (the chief operating decision maker). We aggregate operating units reviewed into reporting units when those operating units share similar economic characteristics.

We estimate reporting unit fair values using standard business valuation techniques such as discounted cash flows and reference to comparable business transactions and observable fair values of comparable entities. The discounted cash flow approach is the principal technique we use. We use comparable business transactions and observable fair values of comparable entities as a reasonableness test of our principal technique as we believe that the discounted cash flow approach provides greater detail and opportunity to reflect specific facts,

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

circumstances and economic conditions for each reporting unit. Comparable business transactions are often limited in number, information can be dated, and may require significant adjustments due to differences in the size of the business, markets served, product offered, and other factors. We therefore believe that in our circumstances, this makes comparisons to comparable business transactions less reliable than the discounted cash flows method.

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

We also monitor economic, legal, regulatory and other factors for LII as a whole and for each reporting unit between annual impairment tests to ensure there are no indicators that make it more likely than not there has been a decline in the fair value of any reporting unit below its carrying value. Specifically, we monitor industry trends, our market capitalization, recent and forecasted financial performance of our reporting units, and the timing and nature of our restructuring activities. Due to prolonged uncertainty in the residential new construction market, our long-term outlook for our Hearth reporting unit declined; therefore, in the fourth quarter of 2011, we began to pursue strategic alternatives. Our Hearth reporting unit is heavily dependent on the residential new construction market; more so than our other reporting units due to its product offerings: fireplaces, stoves, and venting products. As a result of this decline in expectations for this reporting unit, we determined that our goodwill should be tested for impairment, resulting in $7.6 million in impairment. (See Note 5 for further discussion of this impairment.) While our recent financial performance is below historical levels for some of our reporting units, we determined that no impairment of our goodwill existed as of December 31, 2011 for our remaining reporting units. We did not have any goodwill impairments in 2010 or 2009. If these estimates or the related assumptions change, we may be required to record non-cash impairment charges for these assets in the future. For additional disclosures on goodwill, see Note 7.

Intangible and Other Assets

We amortize intangible assets with finite lives over their respective estimated useful lives to their estimated residual values. Identifiable intangible and other assets that have finite lives are amortized over their estimated useful lives as follows:

Asset	Useful Life
Deferred financing costs	Effective interest method
Customer relationships Others	Straight-line method up to 12 years Straight-line method up to 10 years

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

In assessing the fair value of our other intangibles, we must make assumptions that a market participant would make regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or the related assumptions change, we may be required to record impairment charges for

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

these assets in the future. For 2011, we recorded an impairment of $1.6 million in intangible assets for our Hearth reporting unit. See Note 5 for further discussion on this impairment.

Product Warranties

For some of our heating, ventilation and air conditioning (“HVAC”) products, we provide warranty terms ranging from one to 20 years to customers for certain components such as compressors or heat exchangers. For select products, we also provide lifetime warranties for heat exchangers. A liability for estimated warranty expense is recorded on the date that revenue is recognized. Our estimates of future warranty costs are determined for each product line. The number of units we expect to repair or replace is determined by applying the estimated failure rate, which is generally based on historical experience, to the number of units that were sold and are still under warranty. The estimated units to be repaired under warranty are multiplied by the average cost to repair or replace such products to determine the estimated future warranty cost. We do not discount product warranty liabilities as the amounts are not fixed and the timing of future cash payments is neither fixed nor reliably determinable. We also provide for specifically identified warranty obligations. Estimated future warranty costs are subject to adjustment from time to time depending on changes in actual failure rate and cost experience. Subsequent costs incurred for warranty claims serve to reduce the accrued product warranty liability.

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

The benefit plan assets and liabilities reflect assumptions about the long-range performance of our benefit plans. Should actual results differ from management’s estimates, revisions to the benefit plan assets and liabilities would be required. For additional disclosures on pension and postretirement medical benefits, including how we determine the assumptions used, see Note 14.

Self-Insurance

Self-insurance expense and liabilities, calculated on an undiscounted basis, are actuarially determined based primarily on our historical claims information, as well as industry factors and trends. As of December 31, 2011, self-insurance and captive reserves represent the best estimate of the future payments to be made on losses reported and unreported for 2011 and prior years. The majority of our self-insured risks (excluding auto liability and physical damage) will be paid over an extended period of time.

Actual payments for claims reserved as of December 31, 2011 may vary depending on various factors, including the development and ultimate settlement of reported and unreported claims. To the extent actuarial assumptions change and claims experience rates differ from historical rates, our liability may change. For additional disclosures on self-insured risks and reserves, see Note 12.

Derivatives

We use futures contracts and fixed forward contracts to mitigate the exposure to volatility in commodity prices and foreign exchange rates, and we use an interest rate swap to hedge changes in the benchmark interest rate related to a portion of our revolving credit facility. We hedge only exposures in the ordinary course of business and do not hold or trade derivatives for profit. All derivatives are recognized in the Consolidated Balance Sheets at fair value. Classification of each hedging instrument is based upon whether the maturity of the instrument is less than or greater than 12 months. For more information, see Note 10.

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

Unrecognized tax benefits are accounted for as required by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740. For more information, see Note 11.

Revenue Recognition

Our Residential Heating & Cooling, Commercial Heating & Cooling and Refrigeration segments’ revenue recognition practices depend upon the shipping terms for each transaction. Shipping terms are primarily FOB Shipping Point and, therefore, revenues are recognized for these transactions when products are shipped to customers and title passes. However, certain customers in our smaller operations, primarily outside of North America, have shipping terms where title and risk of ownership do not transfer until the product is delivered to the customer. For these transactions, revenues are recognized on the date that the product is received and accepted by such customers. We have experienced returns for miscellaneous reasons and we record a reserve for these returns based on historical experience at the time we recognize revenue. Our historical rates of return are insignificant as a percentage of sales.

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

Selling, General and Administrative Expenses

SG&A expenses include all payroll and benefit costs, advertising, commissions, research and development, information technology costs, and other selling, general and administrative related costs such as insurance, travel, non-production depreciation and rent.

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

We evaluate our estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. We believe these estimates and assumptions to be reasonable under the circumstances and adjust such estimates and assumptions when facts and circumstances dictate. Volatile equity, foreign currency, and commodity markets combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

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

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.    Inventories:

Components of inventories are as follows (in millions):

	For the Years Ended December 31,
	2011	2010
Finished goods	$228.3	$213.5
Work in process	14.4	6.5
Raw materials and repair parts	167.7	137.0

	410.4	357.0
Excess of current cost over last-in, first-out cost	(73.9)	(70.8)

Total inventories	$336.5	$286.2

Repair parts are primarily utilized in service operations and to fulfill our warranty obligations.

The Company recorded pretax income of $0.1 million, $0.7 million, and $1.3 million from LIFO inventory liquidations during 2011, 2010, and 2009, respectively.

5.    Goodwill and Long-Lived Asset Impairment:

Due to the prolonged uncertainty in the recovery of the residential new construction market, our long-term outlook for our Hearth reporting unit declined; therefore, in the fourth quarter of 2011, we began to pursue strategic alternatives. Our Hearth reporting unit is heavily dependent on the residential new construction market; more so than our other reporting units due to its product offerings: fireplaces, stoves and venting products. As a result of this decline in expectations for this reporting unit, we determined that our long-lived assets and goodwill should be tested for impairment in the fourth quarter of 2011.

For our long-lived assets, we performed the asset recoverability test at the lowest level of cash flows, or asset group. Based on this test, we determined that certain asset groups’ carrying value was not recoverable. Accordingly, we wrote the long-lived assets to their net realizable value, which resulted in a $5.1 million property, plant and equipment impairment and a $1.6 million impairment of our amortizable customer relationships. These impairments were included in Impairment of assets on the Consolidated Statements of Operations.

For goodwill, we performed step one of the goodwill impairment test and determined that the carrying value of our Hearth reporting unit exceeded its fair value. Therefore, we performed the second step of the goodwill impairment test and determined the carrying value of the Hearth reporting unit was less than its implied fair value, based primarily on indications of market value through our pursuit of strategic alternatives. Accordingly, we impaired $7.6 million which was the entire goodwill for this reporting unit. Our Hearth reporting unit is included in our Residential Heating & Cooling segment.

6.    Property, Plant and Equipment:

Components of property, plant and equipment are as follows (in millions):

	For the Years Ended December 31,
	2011	2010
Land	$27.6	$39.3
Buildings and improvements	216.3	226.5
Machinery and equipment	648.0	625.4
Construction in progress and equipment not yet in service	24.0	17.8

Total	915.9	909.0
Less: accumulated depreciation	(606.0)	(584.7)

Property, plant and equipment, net	$309.9	$324.3

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The balances above include capital lease assets composed of buildings and improvements and machinery and equipment totaling $16.6 million and $17.1 million, net of accumulated depreciation of $7.2 million and $5.6 million for the years ended December 31, 2011 and 2010, respectively.

In 2011, we recorded $5.1 million in impairment of long-lived assets for our Hearth Reporting Unit. See Note 5 for more information. We also recorded $0.3 million in machinery and equipment impairment for assets that are no longer in use. No impairment charges were recorded in 2010.

7.    Goodwill, Intangible and Other Assets:

Goodwill

The changes in the carrying amount of goodwill, by segment, are as follows (in millions):

	Balance at December 31, 2009				Balance at December 31, 2010			Balance at December 31, 2011
Segment:	Goodwill	Acquisitions/ (Dispositions)(2)	Other(4)		Goodwill	Acquisitions/ (Dispositions)(3)	Other(4)(5)	Goodwill
Residential Heating & Cooling	$33.7	$—	$		$33.7	$—	$(7.6)	$26.1
Commercial Heating & Cooling	31.3	—		(1.3)	30.0	—	(0.6)	29.4
Service Experts(1)	106.9	4.0		5.7	116.6	3.0	(3.1)	116.5
Refrigeration	85.5	—		6.0	91.5	42.0	0.1	133.6

	$257.4	$4.0		$10.4	$271.8	$45.0	$(11.2)	$305.6

(1)	Service Experts goodwill includes accumulated impairment losses of $208.0 million from prior periods with no impairment losses in the current year.

(2)	During 2010, our Service Experts segment acquired a company which resulted in additional goodwill of $4.0 million.

(3)	During the first quarter of 2011, our Refrigeration segment acquired Kysor/Warren which resulted in additional goodwill of $42.0 million. See Note 3 for more information on the Kysor/Warren acquisition. During the second quarter of 2011, our Service Experts segment acquired a company, which resulted in additional goodwill of $3.0 million.

(4)	Other consists primarily of changes in foreign currency translation rates.

(5)	In 2011, Other for our Residential Heating & Cooling segment also includes $7.6 million in goodwill impairment for its Hearth Reporting Unit. See Note 5 Goodwill and Other Long-Lived Asset Impairments for more information.

Intangible and Other Assets

Identifiable intangible and other assets subject to amortization are recorded in Other Assets in the accompanying Consolidated Balance Sheets and were comprised of the following (in millions):

	For the Years Ended December 31,
	2011			2010
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Deferred financing costs	$11.5	$(7.2)	$4.3	$9.2	$(6.3)	$2.9
Customer relationships	47.6	(20.4)	27.2	4.5	(1.5)	3.0
Other	12.6	(10.8)	1.8	23.6	(22.3)	1.3

Total	$71.7	$(38.4)	$33.3	$37.3	$(30.1)	$7.2

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization of intangible assets was as follows (in millions):

	For the Years Ended December 31,
	2011	2010	2009
Amortization expense	$5.3	$2.0	$1.6

Estimated intangible amortization expense for the next five years is as follows (in millions):

2012	$3.7
2013	3.6
2014	3.4
2015	3.3
2016	3.2
Thereafter	16.1

As of December 31, 2011 and 2010, we had $9.9 million and $4.9 million respectively of intangible assets primarily consisting of trademarks, which are not subject to amortization.

8.    Joint Ventures and Other Equity Investment:

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

The combined balance of equity method investments included in Other Assets, net totaled (in millions):

	As of December 31,
	2011	2010
Equity method investments	$24.9	$28.2

Purchases of compressors from our U.S. joint venture that were included in Cost of Goods Sold in the Consolidated Statements of Operations were approximately (in millions):

	For the Years Ended December 31,
	2011	2010	2009
Purchases of compressors	$80.2	$86.1	$95.0

During 2008, the Company loaned $1.6 million to its joint venture in Mexico due to that entity’s cash needs related to margin calls on forward commodity contracts and operating cash requirements. The joint venture partner loaned equal amounts under identical terms to the joint venture; and therefore, the investment continues to be recorded under the equity method. As of December 31, 2010, the outstanding loan balance was $0.9 million. The joint venture repaid the loan in 2011.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.    Accrued Expenses:

Significant components of accrued expenses are presented below (in millions):

	For the Years Ended December 31,
	2011	2010
Accrued compensation and benefits	$54.8	$94.1
Self insurance reserves	63.3	64.6
Deferred income	36.8	34.9
Accrued warranties	30.1	31.2
Accrued product quality issue	7.5	16.0
Accrued rebates and promotions	37.6	38.2
Derivative contracts	13.1	2.2
Other	41.5	53.3

Total Accrued expenses	$284.7	$334.5

10.    Derivatives:

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

Hedge Accounting

The derivatives that we use as hedges of commodity prices and movements in interest rates are accounted for as cash flow hedges. The effective portion of the gain or loss on the derivatives accounted for as hedges is recorded, net of applicable taxes, in AOCI, a component of Stockholders’ Equity in the accompanying

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated Balance Sheets. When earnings are affected by the variability of the underlying cash flow, the applicable offsetting amount of the gain or loss from the derivatives that is deferred in AOCI is reclassified into earnings in the same financial statement line item that the hedged item is recorded. Ineffectiveness, if any, is recorded in earnings each period. If the hedging relationship ceases to be highly effective, the net gain or loss shall remain in AOCI and will be reclassified into earnings when earnings are affected by the variability of the underlying cash flow. If it becomes probable that the forecasted transaction will not occur by the end of the originally specified period or within two months thereafter, the net gain or loss remaining in AOCI will be reclassified to earnings immediately.

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

Objectives and Strategies for Using Derivative Instruments

Commodity Price Risk

We utilize a cash flow hedging program to mitigate our exposure to volatility in the prices of metal commodities we use in our production processes. The hedging program includes the use of futures contracts. We enter into these contracts based on our hedging strategy, a dollar cost averaging strategy. As part of this strategy, a higher percentage of commodity price exposures are hedged near term with lower percentages hedged at future dates. This strategy provides us with protection against near-term price volatility while allowing us to adjust to market price movements over time. Upon entering into futures contracts, we lock in prices and are subject to derivative losses should the metal commodity prices decrease and gains should the prices increase.

Interest Rate Risk

A portion of our debt bears interest at variable interest rates, and therefore, we are subject to variability in the cash paid for interest expense. In order to mitigate a portion of this risk, we use a hedging strategy to eliminate the variability of cash flows in the interest payments associated with the first $100 million of the total variable-rate debt outstanding under our revolving credit facility that is solely due to changes in the benchmark interest rate. This strategy allows us to fix a portion of our interest payments.

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

Foreign Currency Risk

Foreign currency exchange rate movements create a degree of risk by affecting the U.S. dollar value of assets and liabilities arising in foreign currencies. Our objective for entering into foreign currency forward contracts is to mitigate the impact of short-term currency exchange rate movements on certain short-term intercompany transactions. In order to meet that objective, we periodically enter into foreign currency forward contracts that act as economic hedges against changes in foreign currency exchange rates. These forward contracts are not designated as hedges and generally expire during the quarter that we enter into them. By

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

entering into these forward contracts, we lock in exchange rates that would otherwise cause losses should the U.S. dollar appreciate and gains should the U.S. dollar depreciate.

Cash Flow Hedges

We include gains or losses in AOCI in connection with our commodity cash flow hedges. The gains or losses related to commodity price hedges are expected to be reclassified into earnings within the next 18 months based on the prices of the commodities at settlement date. Assuming that commodity prices remain constant, $6.0 million of derivative losses are expected to be reclassified into earnings within the next 12 months. Commodity futures contracts that are designated as cash flow hedges and are in place as of December 31, 2011 are scheduled to mature through May 2013.

We also include gains or losses in AOCI from our $100 million pay-fixed receive variable interest rate swap. Assuming that the benchmark interest rate remains constant, $1.1 million of derivative losses are expected to be reclassified into earnings within the next 12 months. The interest rate swap expires on October 12, 2012.

We recorded the following amounts related to our cash flow hedges (in millions):

	As of December 31,
	2011	2010
Commodity Price Hedges:
Losses (gains) included in AOCI	$6.1	$(11.7)
(Benefit from) provision for income taxes	(3.5)	6.7
Interest Rate Swap:
Losses included in AOCI	$1.1	$2.3
Benefit from income taxes	(0.6)	(1.3)

We had the following outstanding commodity futures contracts designated as cash flow hedges (in millions):

	As of December 31,
	2011	2010
	(Pounds)	(Pounds)
Copper	23.3	18.5

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

	As of December 31,
	2011	2010
	(Pounds)	(Pounds)
Copper	2.8	1.4
Aluminum	3.0	1.4

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We had the following outstanding foreign currency forward contracts not designated as cash flow hedges (in millions):

	As of December 31,
	2011	2010
Notional amounts:
Brazilian Reals	4.5	5.6
U.S. Dollars	2.0	—
Mexican Pesos	172.0	138.0
Euros	7.8	15.6
British Pounds	6.5	2.0

Information About the Location and Amounts of Derivative Instruments

For information on the location and amounts of derivative fair values in the Consolidated Balance Sheets and derivative gains and losses in the Consolidated Statements of Operations, see the tabular information presented below (in millions):

	Fair Values of Derivative Instruments(1)
	Derivatives Designated as Hedging Instruments As of December 31,		Derivatives Not Designated as Hedging Instruments As of December 31,
	2011	2010	2011	2010
Current Assets:
Other Assets
Commodity futures contracts	$—	$17.4	$—	$1.4
Foreign currency forward contracts	—	—	1.2	0.2
Non-Current Assets:
Other Assets, net
Commodity futures contracts	0.1	1.3	—	0.1

Total Assets	$0.1	$18.7	$1.2	$1.7

Current Liabilities:
Accrued Expenses
Commodity futures contracts	$9.4	$—	$1.8	$—
Interest rate swap	1.8	2.2	—	—
Foreign currency forward contracts	—	—	0.1	—
Non-Current Liabilities:
Other Liabilities
Commodity futures contracts	0.3	—	0.2	—
Interest rate swap	—	1.4	—	—

Total Liabilities	$11.5	$3.6	$2.1	$—

(1)	All our derivative instruments are classified as Level 2 within the fair value hierarchy. For more information on other fair value measurements, see Note 22.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivatives in Cash Flow Hedging Relationships

	For the Years Ended December 31,
	2011	2010	2009
Amount of Loss or (Gain) Reclassified from AOCI into Income (Effective Portion):
Commodity futures contracts(1)	$(12.1)	$(11.2)	$19.6
Interest rate swap(2)	2.5	2.4	1.3

	$(9.6)	$(8.8)	$20.9

Amount of (Gain) or Loss Recognized in Income on Derivatives (Ineffective Portion):
Commodity futures contracts(3)	$0.1	$(0.4)	$(0.1)

Derivatives Not Designated as Hedging Instruments

	For the Years Ended December 31,
	2011	2010	2009
Amount of (Gain) or Loss Recognized in Income on Derivatives:
Commodity futures contracts(3)	$3.5	$(1.7)	$(3.4)
Foreign currency forward contracts(3)	0.3	(0.2)	3.1

	$3.8	$(1.9)	$(0.3)

(1)	The loss (gain) is recorded in Cost of Goods Sold in the accompanying Consolidated Statements of Operations.

(2)	The loss (gain) is recorded in Interest expense, net in the accompanying Consolidated Statements of Operations.

(3)	The loss (gain) is recorded in Losses (gains) and other expenses, net in the accompanying Consolidated Statements of Operations.

11.    Income Taxes:

Our income tax provision (benefit) from continuing operations consisted of the following (in millions):

	For the Years Ended December 31,
	2011	2010	2009
Current:
Federal	$27.7	$54.7	$17.5
State	2.8	6.0	5.0
Foreign	8.8	7.3	8.1

Total current	39.3	68.0	30.6

Deferred:
Federal	0.9	(6.9)	9.9
State	(0.5)	(1.6)	3.0
Foreign	2.6	—	(4.4)

Total deferred	3.0	(8.5)	8.5

Total income tax provision	$42.3	$59.5	$39.1

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income from continuing operations before income taxes was comprised of the following (in millions):

	For the Years Ended December 31,
	2011	2010	2009
Domestic	$91.3	$157.2	$99.7
Foreign	39.3	19.4	1.2

Total	$130.6	$176.6	$100.9

The difference between the income tax provision from continuing operations computed at the statutory federal income tax rate and the financial statement provision for taxes is summarized as follows (in millions):

	For the Years Ended December 31,
	2011	2010	2009
Provision at the U.S. statutory rate of 35%	$45.7	$61.8	$35.3
Increase (reduction) in tax expense resulting from:
State income tax, net of federal income tax benefit	1.6	2.5	3.8
Other permanent items	(3.3)	(2.3)	(2.8)
Research tax credit	(0.3)	(0.5)	(0.6)
Decrease in tax audit reserves	(0.6)	(0.2)	(1.6)
Change in valuation allowance	(0.5)	(1.8)	4.5
Foreign taxes at rates other than 35% and miscellaneous other	(0.3)	—	0.5

Total income tax provision	$42.3	$59.5	$39.1

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

Deferred tax assets (liabilities) were comprised of the following (in millions):

	For the Years Ended December 31,
	2011	2010
Gross deferred tax assets:
Warranties	$27.5	$32.0
Net operating losses (foreign and U.S. state)	28.4	42.2
Postretirement and pension benefits	55.3	42.6
Inventory reserves	6.4	4.1
Receivables allowance	6.0	6.4
Compensation liabilities	18.1	17.3
Deferred income	7.4	7.8
Insurance liabilities	18.7	15.4
Other	12.9	10.6

Total deferred tax assets	180.7	178.4
Valuation allowance	(12.8)	(24.3)

Total deferred tax assets, net of valuation allowance	167.9	154.1

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Years Ended December 31,
	2011	2010
Gross deferred tax liabilities:
Depreciation	(12.3)	(11.1)
Intangibles	(9.2)	(6.6)
Other	(2.6)	(12.5)

Total deferred tax liabilities	(24.1)	(30.2)

Net deferred tax assets	$143.8	$123.9

As of December 31, 2011 and 2010, we had $6.1 million and $6.5 million in tax effected state net operating loss carryforwards, respectively, and $22.2 million and $35.8 million in tax effected foreign net operating loss carryforwards, respectively. The state and foreign net operating loss carryforwards begin expiring in 2014. The deferred tax asset valuation allowance relates primarily to the operating loss carryforwards in various states in the U.S., European and Asian tax jurisdictions. The decrease in tax effected net operating loss carryforwards and associated valuation allowance is primarily related to the write-off of foreign losses, which were not previously benefited. The remaining decrease in the valuation allowance is primarily the result of foreign and state losses which were not previously benefited and currency fluctuation.

In assessing whether a deferred tax asset will be realized, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We consider the reversal of existing taxable temporary differences, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of these deductible differences, net of the existing valuation allowances, as of December 31, 2011.

In order to realize the net deferred tax asset, we will need to generate future foreign taxable income of approximately $86.6 million during the periods in which those temporary differences become deductible. We also will need to generate U.S. federal income of approximately $80.8 million in addition to our carryback capacity to fully realize the federal deferred tax asset. U.S. taxable income for the years ended December 31, 2011 and 2010 was $55.2 million and $156.5 million, respectively.

No provision was made for income taxes which may become payable upon distribution of our foreign subsidiaries’ earnings. It is not practicable to estimate the amount of tax that might be payable because our intent is to permanently reinvest these earnings or to repatriate earnings when it is tax effective to do so.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

Balance as of December 31, 2009	$1.5
Decreases related to prior year tax positions	(0.4)
Settlements	(0.1)

Balance as of December 31, 2010	$1.0
Decreases related to prior year tax positions	(0.7)
Increases related to current year tax positions	5.7
Settlements	(0.1)

Balance as of December 31, 2011	$5.9

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Included in the balance of unrecognized tax benefits as of December 31, 2011 are potential benefits of $5.9 million that, if recognized, would affect the effective tax rate on income from continuing operations. As of December 31, 2011, we recognized $0.1 million (net of federal tax benefits) in interest and penalties in income tax expense.

The U.S. Internal Revenue Service (“IRS”) completed its examination of our consolidated tax returns for the years ended 2008 — 2009 and we reached a settlement with the IRS on April 7, 2011, which resulted in an immaterial impact to the Consolidated Statements of Operations.

We are currently under examination for our U.S. federal income taxes for 2010 and 2011 and are subject to examination by numerous other taxing authorities in the U.S. and in jurisdictions such as Australia, Belgium, France, Canada, and Germany. We are generally no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by taxing authorities for years before 2005.

Since January 1, 2011, numerous states including Arizona, Illinois, New Jersey, Indiana and Michigan have enacted legislation effective for tax years beginning on or after January 1, 2011, including changes to rates, apportionment methods and overall taxation systems. We determined the impact of these changes to be immaterial.

12.     Commitments and Contingencies:

Leases

The approximate minimum commitments under all non-cancelable leases outstanding as of December 31, 2011 are as follows (in millions):

	Operating Leases	Capital Leases
2012	$50.5	$1.2
2013	39.0	1.0
2014	26.3	0.9
2015	18.2	0.8
2016	12.9	—
Thereafter	22.3	14.6

Total minimum lease payments	$169.2	18.5

Less amount representing interest		1.1

Present value of minimum payments		$17.4

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

Our obligations under the Lake Park Lease are secured by a pledge of our interest in the leased property and are also guaranteed by us and certain of our subsidiaries. The Lake Park Lease, as amended, contains restrictive

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

covenants that are consistent with those of our Revolving Credit Facility. We were in compliance with these financial covenants as of December 31, 2011. The Lake Park Lease is accounted for as an operating lease.

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

The amount and timing of cash payments are reliably determinable and, therefore, we have recorded environmental reserves at their present values.

The following information relates to our environmental reserves (in millions, except percentages):

	For the Years Ended December 31,
	2011	2010
Discounted liabilities recorded in:
Accrued expenses	$1.3	$1.1
Other liabilities	3.1	3.3

	$4.4	$4.4

Undiscounted liabilities	$4.7	$4.8
Discount rate	3.1%-4.7%	1.3%-7.9%

Estimates of future costs are subject to change due to changing environmental remediation regulations and/or site-specific requirements.

Product Warranties

Total liabilities for estimated warranty are included in the following captions on the accompanying Consolidated Balance Sheets (in millions):

	For the Years Ended December 31,
	2011	2010
Accrued expenses	$30.1	$31.2
Other liabilities	42.1	44.3

	$72.2	$75.5

The changes in the total warranty liabilities for the years ended December 31, 2011 and 2010 were as follows (in millions):

Total warranty liability as of December 31, 2009	$81.5
Payments made in 2010	(27.6)
Changes resulting from issuance of new warranties	27.6
Changes in estimates associated with pre-existing liabilities	(6.2)
Changes in foreign currency translation rates	0.2

Total warranty liability as of December 31, 2010	$75.5

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Payments made in 2011	(27.7)
Changes resulting from issuance of new warranties	25.6
Changes in estimates associated with pre-existing liabilities	(0.8)
Changes in foreign currency translation rates	(0.4)

Total warranty liability as of December 31, 2011	$72.2

At the end of each accounting period, we evaluate our warranty liabilities across all segments. During the second quarter of each year, we perform a complete reevaluation of our HVAC warranty liabilities. As a result of our second quarter evaluation, we recorded a $2.5 million reduction in warranty liabilities that is the principal amount contained within the changes in estimates associated with pre-existing liabilities.

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

In addition to normal product warranty, we identified a product quality issue in a heating and cooling product line produced in 2006 and 2007 that we believe resulted from a vendor-supplied materials quality issue. The expense for this product quality issue, and the related liability, is not included in the above tables related to our estimated warranty liabilities. We did not incur any additional expense in 2011; however, we may incur additional charges in the future as more information becomes available. We decreased this liability by $1.4 million in the second quarter of 2011 to adjust the estimated claim cost based on historical claims paid. In the fourth quarter of 2011, we adjusted the estimated liability by an additional $1.4 million based on a lower expectation of remaining future claims. The expense related to this product quality issue was classified in Cost of Goods Sold in the Consolidated Statements of Operations and the related liability is included in Accrued expenses in the accompanying Consolidated Balance Sheets. The changes in the accrued product quality issue for the years ended December 31, 2011 and 2010 were as follows (in millions):

Total accrued product quality issue as of December 31, 2009	$21.6
Product quality claims	(5.6)

Total accrued product quality issue as of December 31, 2010	$16.0
Product quality claims	(5.7)
Changes in estimates associated with pre-existing liabilities	(2.8)

Total accrued product quality issue as of December 31, 2011	$7.5

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Self Insurance

We use a combination of third-party insurance and self-insurance plans (large deductible or captive) to provide protection against claims relating to workers’ compensation/employers’ liability, general liability, product liability, auto liability, auto physical damage and other exposures. Prior to the third quarter of 2009, these policies were written by a third-party insurance provider, which was then reinsured by our captive insurance subsidiary. Beginning in the third quarter of 2009, we now use large deductible insurance plans for workers’ compensation/employers’ liability, general liability, product liability, and auto liability. These policies are written through third-party insurance providers. We also carry umbrella or excess liability insurance for all third-party and self-insurance plans, except for directors’ and officers’ liability, property damage and various other insurance programs. We believe the limit within our excess policy is adequate for companies of our size in our industry. We believe that the deductibles and liability limits retained by LII and the captive are customary for companies of our size in our industry and are appropriate for our business.

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

The self-insurance liabilities recorded in Accrued expenses in the accompanying Consolidated Balance Sheets were $63.3 million and $64.6 million as of December 31, 2011 and 2010, respectively.

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

We estimate the costs to settle pending litigation based on experience involving similar claims and specific facts known. We do not believe that any current, or pending, or threatened litigation will have a material adverse effect on our financial position. Litigation and arbitration, however, involve uncertainties and it is possible that the eventual outcome of litigation could adversely affect our results of operations for a particular period.

We were the defendant in a class action lawsuit seeking economic damages for the alleged diminished value of plaintiffs’ homes relative to certain hearth products we produced and sold. On June 10, 2011, the litigation of this matter concluded when the court issued its Order Granting Final Approval of Class Settlement; Final Judgment and Order of Dismissal. We do not expect to incur any significant additional expense and substantially all of the expenses incurred to date were paid.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.    Lines of Credit and Financing Arrangements:

The following tables summarize our outstanding debt obligations and the classification in the accompanying Consolidated Balance Sheet (in millions):

	As of December 31,
	2011	2010
Short-term debt:
Foreign obligations	$4.7	$1.4

Total short-term debt	$4.7	$1.4

Current maturities of long-term debt:	$0.8	$0.6

Long-term debt:
Capital lease obligations	16.6	17.0
Domestic revolving credit facility	243.0	100.0
Senior unsecured notes	200.0	200.0

Total long-term debt	$459.6	$317.0

Total debt	$465.1	$319.0

As of December 31, 2011, the aggregate amounts of required principal payments on long-term debt are as follows (in millions):

2012	$0.8
2013	0.8
2014	0.7
2015	0.7
2016	243.0
Thereafter	214.4

Short-Term Debt

Foreign Obligations

Through several of our foreign subsidiaries, we have $1.8 million in committed combined foreign facilities to assist in financing seasonal borrowing needs for our foreign locations. We had $1.5 million and $10.1 million of available capacity as of December 31, 2011 and 2010, respectively. Our foreign obligations of $4.7 million primarily represented borrowings under non-committed facilities.

Asset Securitization

On November 18, 2011, we amended the Receivables Purchase Agreement ( “RPA”). The most significant changes to the RPA include the addition of Allied Air Enterprises LLC, Heatcraft Refrigeration Products LLC, and Lennox Hearth Products LLC, all wholly-owned subsidiaries, as sellers of trade accounts receivable under the program, an increase in the purchase limit to $150.0 million from $100.0 million, and the extension of the Agreement to November 16, 2012.

Under the RPA, LPAC Corp. (LPAC), a wholly-owned subsidiary, is eligible to sell beneficial interests in a portion of our trade accounts receivable to participating financial institutions for cash. The RPA is subject to renewal and contains a provision whereby we retain the right to repurchase all of the outstanding beneficial interests transferred. Our continued involvement with the transferred assets includes servicing, collection and administration of the transferred beneficial interests. LPAC is a separate corporate entity with its own separate creditors that will be entitled to be satisfied out of LPAC’s assets prior to any value becoming available to the Seller’s equity holders. All of the assets of LPAC are owned by LPAC.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The accounts receivable sold under the RPA are high quality domestic customer accounts that have not aged significantly and the program takes into account an allowance for uncollectable accounts. The receivables represented by the retained interest that we service are exposed to the risk of loss for any uncollectible amounts in the pool of receivables sold under the RPA. The fair values assigned to the retained and transferred interests are based on the sold accounts receivable carrying value given the short term to maturity and low credit risk.

The sale of the beneficial interests in our trade accounts receivable is included in cash flows from financing activities in the accompanying Consolidated Statements of Cash Flows. The RPA provides for a maximum securitization amount of the lesser of $150.0 million or the net pool balance as defined by the RPA. However, eligibility for securitization is limited based on the amount and quality of the qualifying accounts receivable and is calculated monthly. The eligible amounts available and beneficial interests sold were as follows (in millions):

	As of December 31, 2011	As of December 31, 2010
Eligible amount available under the ASA on qualified accounts receivable	$150.0	$100.0
Beneficial interest sold	—	—

Remaining amount available	$150.0	$100.0

Under the RPA, we pay certain discount fees to use the program and have the facility available to us. These fees relate to both the used and unused portions of the securitization. The used fee is based on the beneficial interest sold and calculated on the average floating commercial paper rate determined by the purchaser of the beneficial interest, plus a program fee of 0.60%. The average rate for December 31, 2011 was 0.91% and the rate at December 31, 2010 was 1.06%. The unused fee is based on 102% of the maximum available amount less the beneficial interest sold and calculated at a 0.30% fixed rate throughout the term of the agreement. The amounts recorded were as follows (in millions):

	For the Years Ended December 31,
	2011	2010	2009
Interest Expense (including fees)	$0.7	$0.5	$0.7

The RPA contains certain restrictive covenants relating to the quality of our accounts receivable and cross default provisions with our Fourth Amended and Restated Revolving Credit Facility Agreement (“Domestic Revolving Credit Facility). The administrative agent under the RPA is also a participant in our Domestic Revolving Credit Facility. The participating financial institutions have investment grade credit ratings. We continue to evaluate their credit rating and have no reason to believe they will not perform under the RPA. As of December 31, 2011, we were in compliance with all covenant requirements.

Long-Term Debt

Domestic Revolving Credit Facility

On October 21, 2011, we amended the Third Amended and Restated Credit Agreement, dated October 12, 2007, by entering into the Domestic Revolving Credit Facility. This amended facility provides for up to $650 million in unsecured borrowings and issuance of letters of credit up to the full amount of the facility. The maturity date was extended to October 21, 2016. Additionally, at our request and subject to certain conditions, the commitments under the Domestic Revolving Credit Facility may be increased by a maximum of $100 million as long as existing or new lenders agree to provide such additional commitments.

As of December 31, 2011, we had $243.0 million in outstanding borrowings and $78.5 million committed to standby letters of credit. Subject to covenant limitations, $328.5 million was available for future borrowings.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our weighted average borrowing rate on the facility was as follows:

	As of December 31, 2011	As of December 31, 2010
Weighted average borrowing rate	1.53%	0.96%

Our Domestic Revolving Credit Facility is guaranteed by certain of our subsidiaries and contains financial covenants relating to leverage and interest coverage. Other covenants contained in the Domestic Revolving Credit Facility restrict, among other things, certain mergers, asset dispositions, guarantees, debt, liens, and affiliate transactions. The financial covenants require us to maintain a defined Consolidated Indebtedness to Adjusted EBITDA Ratio and a Cash Flow (defined as EBITDA minus capital expenditures) to Net Interest Expense Ratio. The required ratios under our domestic revolving credit facility are detailed below:

Consolidated Indebtedness to Adjusted EBITDA Ratio no greater than	3.5 : 1.0
Cash Flow to Net Interest Expense Ratio no less than	3.0 : 1.0

Our Domestic Revolving Credit Facility contains customary events of default. These events of default include nonpayment of principal or interest, breach of covenants or other restrictions or requirements, default on certain other indebtedness or receivables securitizations (cross default), and bankruptcy. A cross default under our Domestic Revolving Credit Facility could occur if:

•	We fail to pay any principal or interest when due on any other indebtedness or receivables securitization of at least $75.0 million; or

•

We are in default in the performance of, or compliance with any term of any other indebtedness or receivables securitization in an aggregate principal amount of at least $75.0 million, or any other condition exists which would give the holders the right to declare such indebtedness due and payable prior to its stated maturity.

Each of our major debt agreements contains provisions by which a default under one agreement causes a default in the others (a cross default). If a cross default under the Domestic Revolving Credit Facility, our senior unsecured notes, or our RPA were to occur, it could have a wider impact on our liquidity than might otherwise occur from a default of a single debt instrument or lease commitment.

If any event of default occurs and is continuing, lenders with a majority of the aggregate commitments may require the administrative agent to terminate our right to borrow under our Domestic Revolving Credit Facility and accelerate amounts due under our Domestic Revolving Credit Facility (except for a bankruptcy event of default, in which case such amounts will automatically become due and payable and the lenders’ commitments will automatically terminate). As of December 31, 2011, we were in compliance with all covenant requirements.

Senior Unsecured Notes

We issued $200.0 million of senior unsecured notes in May 2010 through a public offering. Interest is paid semiannually on May 15 and November 15 at a fixed interest rate of 4.90% per annum. These notes mature on May 15, 2017.

The notes are guaranteed, on a senior unsecured basis, by each of our domestic subsidiaries that guarantee payment by us of any indebtedness under our Domestic Revolving Credit Facility. The indenture governing the notes contains covenants that, among other things, limit our ability and the ability of the subsidiary guarantors to: create or incur certain liens; enter into certain sale and leaseback transactions; enter into certain mergers, consolidations and transfers of substantially all of our assets; and transfer certain properties. The indenture also contains a cross default provision which is triggered if we default on other debt of at least $75 million in principal which is then accelerated, and such acceleration is not rescinded within 30 days of the notice date. As of December 31, 2011, we were in compliance with all covenant requirements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Credit Rating

At December 31, 2011, our senior credit ratings were Baa3, with a negative outlook, and BBB-, with a stable outlook by Moody’s and Standard & Poor’s Rating Group (“S&P”), respectively.

14.    Employee Benefit Plans:

Defined Contribution Plans

We maintain noncontributory profit sharing plans for our eligible domestic and Canadian salaried employees. These plans are discretionary, as our contributions are determined annually by the Board of Directors. We also sponsor several defined contribution plans with employer contribution-matching requirements. We recorded the following (in millions):

	For the Years Ended December 31,
	2011	2010	2009
Contributions to defined contribution plans	$14.3	$12.1	$12.4

Pension and Postretirement Benefit Plans

We provide pension and postretirement medical benefits to eligible domestic and foreign employees. In the third quarter of 2008, we announced that we were freezing our defined benefit pension and profit sharing plans for our domestic and Canadian salaried employees and moving to an enhanced defined contribution plan in 2009 for our domestic salaried employees and 2010 for our Canadian salaried employees. We also maintain an unfunded postretirement benefit plan, which provides certain medical and life insurance benefits to eligible employees. In 2006, we amended the postretirement benefit plan to (i) eliminate post-65 coverage for current and future nonunion retirees and (ii) gradually shift the pre-65 medical coverage cost from us to participants starting in 2007 such that by 2010, pre-65 retirees would be paying 100% of the cost. As a result of this amendment, the postretirement plan still existed in 2011 and eligible nonunion participants will still be able to receive group coverage rates. However, we won’t be paying any portion of the participants’ premiums.

The following tables set forth amounts recognized in our financial statements and the plans’ funded status (dollars in millions):

	Pension Benefits		Other Benefits
	2011	2010	2011		2010
Accumulated benefit obligation	$363.6	$333.2	$	N/A	$	N/A
Changes in projected benefit obligation:
Benefit obligation at beginning of year	$336.3	$299.4		$17.0		$14.4
Service cost	5.4	5.0		0.8		0.6
Interest cost	17.8	17.6		0.9		0.8
Plan participants’ contributions	—	—		0.8		0.8
Amendments	—	—		—		(0.1)
Actuarial loss	28.9	34.0		2.3		2.4
Effect of exchange rates	(0.7)	0.4		—		—
Settlements and curtailments	(2.1)	(2.6)		—		—
Benefits paid	(16.8)	(17.5)		(1.9)		(1.9)

Benefit obligation at end of year	$368.8	$336.3		$19.9		$17.0

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Pension Benefits		Other Benefits
	2011	2010	2011	2010
Changes in plan assets:
Fair value of plan assets at beginning of year	$244.6	$231.1	$—	$—
Actual gain return on plan assets	3.8	27.6	—	—
Employer contribution	13.4	5.6	1.1	1.1
Plan participants’ contributions	—	—	0.8	0.8
Effect of exchange rates	(0.4)	0.4	—	—
Plan settlements	(2.1)	(2.6)	—	—
Benefits paid	(16.8)	(17.5)	(1.9)	(1.9)

Fair value of plan assets at end of year	242.5	244.6	—	—

Funded status/net amount recognized	$(126.3)	$(91.7)	$(19.9)	$(17.0)

Net amount recognized consists of:
Current liability	$(1.6)	$(3.6)	$(1.3)	$(1.1)
Non-current liability	(124.7)	(88.1)	(18.6)	(15.9)

Net amount recognized	$(126.3)	$(91.7)	$(19.9)	$(17.0)

Included in the Non-Current Pension Liability on the Consolidated Balance Sheets were plans with an over-funded position of $0.1 million as of December 31, 2010 (in millions). No plans were overfunded as of December 31, 2011.

	For the Years Ended December 31,
	2011	2010
Pension plans with a benefit obligation in excess of plan assets:
Projected benefit obligation	$368.1	$335.6
Accumulated benefit obligation	362.9	332.5
Fair value of plan assets	241.8	243.8

Our U.S.-based pension plans comprised approximately 89.2% of the projected benefit obligation and 88.8% of plan assets as of December 31, 2011.

	Pension Benefits			Other Benefits
	2011	2010	2009	2011	2010	2009
Components of net periodic benefit cost as of December 31:
Service cost	$5.4	$5.0	$5.6	$0.8	$0.6	$0.5
Interest cost	17.8	17.6	17.5	0.9	0.8	0.8
Expected return on plan assets	(19.0)	(19.5)	(16.7)	—	—	—
Amortization of prior service cost	0.4	0.5	0.5	(1.9)	(1.9)	(1.9)
Recognized actuarial loss	7.0	5.1	8.9	1.2	1.2	1.2
Settlements and curtailments	1.7	1.4	1.0	—	—	(0.6)

Net periodic benefit cost	$13.3	$10.1	$16.8	$1.0	$0.7	$—

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth amounts recognized in AOCI in our financial statements for 2011 and 2010 (in millions):

	Pension Benefits		Other Benefits
	2011	2010	2011	2010
Amounts recognized in other comprehensive income (loss):
Prior service costs	$(2.6)	$(3.5)	$12.7	$14.7
Actuarial loss	(212.0)	(176.2)	(20.8)	(19.8)

Subtotal	(214.6)	(179.7)	(8.1)	(5.1)
Deferred taxes	78.6	66.2	3.1	1.9

Net amount recognized	$(136.0)	$(113.5)	$(5.0)	$(3.2)

Changes recognized in other comprehensive income (loss):
Current year prior service costs	$—	$—	—	$(0.1)
Current year actuarial loss	44.4	25.8	2.3	2.4
Effect of exchange rates	(0.4)	0.3	—	—
Amortization of prior service (costs) credits	(0.9)	(0.5)	1.9	1.9
Amortization of actuarial loss	(8.2)	(6.5)	(1.2)	(1.3)

Total recognized in other comprehensive income	$34.9	$19.1	$3.0	$2.9

Total recognized in net periodic benefit cost and other comprehensive income (loss)	$48.2	$29.2	$4.0	$3.6

The estimated prior service (costs) credits and actuarial gains (losses) that will be amortized from AOCI in 2012 are $(0.4) million and $(9.2) million, respectively, for pension benefits and $1.9 million and $(1.2) million, respectively, for other benefits.

The following tables set forth the weighted-average assumptions used to determine Benefit Obligations and Net Periodic Benefit Cost for the U.S.-based plans in 2011 and 2010:

	Pension Benefits		Other Benefits
	2011	2010	2011	2010
Weighted-average assumptions used to determine benefit obligations as of December 31:
Discount rate	4.83%	5.45%	4.64%	5.30%
Rate of compensation increase	4.23	4.23	—	—

	Pension Benefits			Other Benefits
	2011	2010	2009	2011	2010	2009
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate	5.45%	6.07%	6.27%	5.30%	5.95%	6.42%
Expected long-term return on plan assets	8.00	8.00	8.25	—	—	—
Rate of compensation increase	4.23	4.23	4.19	—	—	—

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables set forth the weighted-average assumptions used to determine Benefit Obligations and Net Periodic Benefit Cost for the non-U.S.-based plans in 2011 and 2010:

	Pension Benefits
	2011	2010
Weighted-average assumptions used to determine benefit obligations as of December 31:
Discount rate	4.93%	5.43%
Rate of compensation increase	3.68	3.94

	Pension Benefits
	2011	2010	2009
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate	5.43%	5.98%	6.57%
Expected long-term return on plan assets	5.56	5.59	6.24
Rate of compensation increase	3.98	3.98	3.90

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

To select a discount rate for the purpose of valuing the plan obligations for the U.S. plans, we performed an analysis in which the duration of projected cash flows from defined benefit and retiree healthcare plans were matched with a yield curve based on the appropriate universe of high-quality corporate bonds that were available. We used the results of the yield curve analysis to select the discount rate that matched the duration and payment stream of the benefits in each plan. This resulted in the selection of the 4.85% discount rate assumption for the U.S. qualified pension plans, 4.59% for the U.S. non-qualified pension plans, and 4.64% for the other benefits. A similar process was followed for the non-U.S.-based plans.

	2011	2010
Assumed health care cost trend rates as of December 31:
Health care cost trend rate assumed for next year	8.40%	8.50%
Rate to which the cost rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2020	2020

Assumed health care cost trend rates have a significant effect on the amounts reported for our healthcare plan. A one percentage-point change in assumed healthcare cost trend rates would have the following effects (in millions):

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest cost	$0.2	$(0.2)
Effect on the postretirement benefit obligation	2.0	(1.7)

Expected future benefit payments are shown in the table below (in millions):

	Years Ended December 31,
	2012	2013	2014	2015	2016	2017- 2021
Pension benefits	$16.5	$18.8	$17.3	$18.5	$18.7	$109.2
Other benefits	1.3	1.3	1.3	1.3	1.4	7.7

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

Our U.S. pension plans’ weighted-average asset allocations as of December 31, 2011 and 2010, by asset category, are as follows:

	Plan Assets as of December 31,
Asset Category	2011	2010
U.S. equity	33.6%	33.1%
International equity	24.4	28.5
Fixed income	41.2	36.8
Money market/cash/guaranteed investment contracts	0.8	1.6

Total	100%	100.0%

U.S. pension plan investments are invested within the following range targets:

Asset Category	Target
U.S. equity	36.0%
International equity	24.0%
Fixed income	38.0%
Money market/cash/guaranteed investment contracts	2.0%

Our Canadian pension plan was invested in only one asset, which is a balanced fund that maintains diversification among various asset classes, including Canadian common stocks, bonds and money market securities, U.S. equities, other international equities and fixed income investments. Our U.K. pension plan was invested in a broad mix of assets consisting of U.K., U.S. and international equities, U.K. fixed income securities, including corporate and government bonds, and bank deposits.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

The fair values of our pension plan assets, by asset category, are as follows:

	Fair Value Measurements as of December 31, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets Category:
Cash and cash equivalents	$3.7	$—	$—	$3.7
Commingled pools/Collective Trusts
U.S. equity(1)	—	33.4	—	33.4
International equity(2)	—	48.3	—	48.3
Fixed income(3)	—	81.9	—	81.9
Mutual funds
U.S. equity(4)	38.8	—	—	38.8
International equity(4)	4.4	—	—	4.4
Fixed income(5)	6.9	—	—	6.9
Balanced pension trust(6)
U.S. equity	—	2.1	—	2.1
International equity	—	6.5	—	6.5
Bonds	—	4.4	—	4.4
Pension fund
U.S. equity(7)	—	1.1	—	1.1
International equity(7)	—	5.5	—	5.5
Fixed income(8)	—	4.8	—	4.8
Money market instruments(9)	—	0.7	—	0.7
Guaranteed investment contracts	—	—	—	—

Total	$53.8	$188.7	$—	$242.5

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

	Fair Value Measurements as of December 31, 2010
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets Category:
Cash and cash equivalents	$3.9	$—	$—	$3.9
Commingled pools / Collective Trusts
U.S. equity(1)	—	33.7	—	33.7
International equity(2)	—	53.8	—	53.8
Fixed income(3)	—	74.0	—	74.0
Mutual funds
U.S. equity(4)	38.2	—	—	38.2
International equity(4)	6.5	—	—	6.5
Fixed income(5)	6.2	—	—	6.2
Balanced pension trust(6)
U.S. equity	—	2.1	—	2.1
International equity	—	7.4	—	7.4
Bonds	—	5.3	—	5.3
Pension fund
U.S. equity(7)	—	1.1	—	1.1
International equity(7)	—	5.7	—	5.7
Fixed income(8)	—	4.1	—	4.1
Money market instruments(9)	—	0.8	—	0.8
Guaranteed investment contracts	—	1.8	—	1.8

Total	$54.8	$189.8	$—	$244.6

Additional information about assets measured at Net Asset Value (“NAV”) per share (in millions):

	As of December 31, 2011
	Fair Value	Redemption Frequency (if currently eligible)	Redemption Notice Period
Assets Category:
Commingled pools/Collective Trusts
U.S. equity(1)	$33.4	n/a	n/a
International equity(2)	48.3	Monthly	10 —15 days
Fixed income(3)	81.9	Quarterly	15 days
Mutual funds
U.S. equity(4)	38.8	n/a	n/a
International equity(4)	4.4	n/a	n/a
Fixed income(5)	6.9	n/a	n/a
Balanced pension trust(6)
U.S. equity	2.1	Daily	5 days
International equity	6.5	Daily	5 days
Bonds	4.4	Daily	5 days
Pension fund
U.S. equity(7)	1.1	Daily	7 days
International equity(7)	5.5	Daily	7 days
Fixed income(8)	4.8	Daily	7 days
Money market instruments(9)	0.7	Daily	7 days

Total	$238.8

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of December 31, 2010
	Fair Value	Redemption Frequency(if currently eligible)	Redemption Notice Period
Assets Category:
Commingled pools/Collective Trusts
U.S. equity(1)	$33.7	n/a	n/a
International equity(2)	53.8	Monthly	10 —15 days
Fixed income(3)	74.0	Quarterly	15 days
Mutual funds
U.S. equity(4)	38.2	n/a	n/a
International equity(4)	6.5	n/a	n/a
Fixed income(5)	6.2	n/a	n/a
Balanced pension trust(6)
U.S. equity	2.1	Daily	5 days
International equity	7.4	Daily	5 days
Bonds	5.3	Daily	5 days
Pension fund
U.S. equity(7)	1.1	Daily	7 days
International equity(7)	5.7	Daily	7 days
Fixed income(8)	4.1	Daily	7 days
Money market instruments(9)	0.8	Daily	7 days

Total	$238.9

(1)	This category includes investments primarily in U.S. equity securities that include large, mid and small capitalization companies.

(2)	This category includes investments primarily in non-U.S. equity securities that include large, mid and small capitalization companies in large developed markets as well as emerging markets equities.

(3)	This category includes investments in U.S. investment grade and high yield fixed income securities, non-U.S. fixed income securities and emerging markets fixed income securities.

(4)	These funds seek capital appreciation and generally invest in common stocks of U.S. and non-U.S. issuers. They may invest in growth stocks or value stocks.

(5)	This fund seeks to provide inflation protection. It currently invests at least 80% of its assets in inflation-indexed bonds issued by the U.S. government. It may invest in bonds of any maturity, though the fund typically maintains a dollar-weighted average maturity of 7 to 20 years.

(6)	The investment objectives of the fund are to provide long-term capital growth and income by investing primarily in a well-diversified, balanced portfolio of Canadian common stocks, bonds and money market securities. The fund also holds a portion of its assets in U.S. and non-U.S. equities.

(7)	This category includes investments in U.S. and non-U.S. equity securities and aims to provide returns consistent with the markets in which it invests and provide broad exposure to countries around the world.

(8)	This category includes investments in U.K. government index-linked securities (index-linked gilts) that have maturity periods of 5 years or longer and investment grade corporate bonds denominated in sterling.

(9)	This fund invests in U.K. money market instruments and includes cash, bank deposits and short-term fixed interest investments.

The majority of our commingled pool /collective trust, mutual funds and balanced pension trusts are managed by professional investment advisors. The NAVs per share are furnished in monthly and/or quarterly statements received from the investment advisors and reflect valuations based upon their pricing policies. We have assessed the classification of the inputs used to value these investments at Level 1 for mutual funds and

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Level 2 for commingled pool / collective trusts and balanced pension trusts through examination of their pricing policies and the related controls and procedures. The fair values we report are based on the pool or trust’s NAV per share. The NAV’s per share are calculated periodically (daily or no less than one time per month) as the aggregate value of each pool or trust’s underlying assets divided by the number of units owned.

See Note 22 for information about our fair value hierarchies and valuation techniques.

15.     Comprehensive (Loss) Income:

Our accumulated balances, shown net of tax for each classification of comprehensive (loss) income are as follows (in millions):

	Foreign Currency Translation Adjustment	Pension and Postretirement Liability	Derivatives and Other	Total
Balance as of December 31, 2008	33.8	$(111.5)	$(21.1)	$(98.8)
Net change in currency translation and pension and postretirement liability during 2009	59.5	8.1	—	67.6
Net change associated with 2009 derivative and other transactions	—	—	10.7	10.7
Reclassification of derivative gains into earnings	—	—	19.7	19.7

Balance as of December 31, 2009	$93.3	$(103.4)	$9.3	$(0.8)
Net change in currency translation and pension and postretirement liability during 2010	28.2	(13.3)	—	14.9
Net change associated with 2010 derivative and other transactions	—	—	27.5	27.5
Reclassification of derivative gains into earnings	—	—	(11.4)	(11.4)

Balance as of December 31, 2010	$121.5	$(116.7)	$25.4	$30.2
Net change in currency translation and pension and postretirement liability during 2011	(17.7)	(24.3)	—	(42.0)
Net change associated with 2011 derivative and other transactions	—	—	(12.9)	(12.9)
Reclassification of derivative gains into earnings	—	—	(12.4)	(12.4)

Balance as of December 31, 2011	$103.8	$(141.0)	$0.1	$(37.1)

16.     Share Repurchases:

During 2008, our Board of Directors approved a $300.0 million share repurchase plan authorizing the repurchase of shares of our common stock through open market purchases (the “2008 Share Repurchase Plan”). In December 2011, our Board of Directors increased the 2008 Share Repurchase Plan by $100 million.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the share repurchase activity for years ended December 31, 2011, 2010 and 2009, by the 2008 Share Repurchase Plan and those related to share-based payments (in millions, except per share data):

	Related to Share-Based Payments	2008 Plan	Total Share Repurchase Activity
2011 share repurchase activity:
Number of shares	0.1	3.2	3.3
Weighted average price per share	$39.26	$37.11	$37.16
Amount Repurchased	$3.3	$119.7	$123.0
2010 share repurchase activity:
Number of shares	0.2	3.3	3.5
Weighted average price per share	$44.83	$43.97	$44.02
Amount repurchased	$9.4	$144.3	$153.7
2009 share repurchase activity:
Number of shares	0.2	—	0.2
Weighted average price per share	$30.55	$—	$30.55
Amount repurchased	$5.6	$—	$5.6

17.     Stock-Based Compensation Plans:

Stock-Based Compensation expense is included in Selling, General and Administrative expenses in the accompanying Consolidated Statements of Operations as follows (in millions):

	For the Years Ended December 31,
	2011	2010	2009
Compensation expense(1)	$13.7	$15.4	$12.8

(1)	Stock-Based Compensation expense is recorded in our Corporate and other business segment.

Excess tax benefits classified as a financing cash inflow in the accompanying Consolidated Statements of Cash Flows were as follows (in millions):

	For the Years Ended December 31,
	2011	2010	2009
Excess tax benefits	$1.4	$5.3	$4.9

Incentive Plan

Under the Lennox International Inc. 2010 Incentive Plan, as amended and restated (the “2010 Incentive Plan”), we are authorized to issue awards for 24,254,706 shares of common stock. As of December 31, 2011, awards for 21,106,551 shares of common stock had been granted, net of cancellations and repurchases. Consequently, as of December 31, 2011, there were 3,148,155 shares available for future issuance.

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

The following table provides information on our performance share units (dollars in millions, except weighted-average grant date fair value):

	For the Years Ended December 31,
	2011	2010	2009
Performance Share Units:
Compensation expense	$1.7	$4.1	$1.8
Weighted-average grant date fair value	31.78	44.85	35.26
Payout levels for shares paid	0.0%	127.7%	200.0%

A summary of the status of our undistributed performance share units as of December 31, 2011, and changes during the year then ended, is presented below (in millions, except per share data):

	Year Ended December 31, 2011
	Shares	Weighted-Average Grant Date Fair Value per Share
Undistributed performance share units:
Undistributed as of December 31, 2010	0.8	$33.90
Granted	0.3	31.78
Additional shares earned	(0.2)	32.92
Distributed	—	—
Forfeited	—	35.45

Undistributed as of December 31, 2011(1)	0.9	33.40

(1)	Undistributed performance share units as of December 31, 2011 include approximately 0.7 million units with a weighted-average grant date fair value of $36.01 per share that had not yet vested.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2011, we had $13.3 million of total unrecognized compensation cost related to nonvested performance share units. Such cost is expected to be recognized over a weighted-average period of 2.3 years. Our estimated forfeiture rate for performance share units was 19.4% as of December 31, 2011.

The total fair value of performance share units distributed and the resulting tax deductions to realize tax benefits were as follows (in millions):

	For the Years Ended December 31,
	2011	2010	2009
Fair value of performance share units distributed	$—	$13.2	$9.6
Realized tax benefits from tax deductions	—	5.0	3.7

Our practice is to issue new shares of common stock to satisfy performance share unit distributions.

Restricted Stock Units

Under the 2010 Incentive Plan, restricted stock units are issued to attract and retain key employees. Generally, at the end of a three-year retention period, the units will vest and be distributed in shares of our common stock to the participant.

Restricted stock units under the 2010 Incentive Plan are classified as equity awards, with the fair value of each unit equal to the average of the high and low market price of the stock on the date of grant for units granted prior to December 2007. The fair value of units granted after December 2007 is the average of the high and low market price of the stock on the date of grant discounted by the expected dividend rate over the service period. Units are amortized to compensation expense ratably over the service period. The following table provides information on our restricted stock units (dollars in millions, except weighted-average grant date fair value):

	For the Years Ended December 31,
	2011	2010	2009
Restricted Stock Units:
Compensation expense	$6.6	$6.6	$6.6
Weighted-average grant date fair value	32.34	44.80	35.09

A summary of the status of our nonvested restricted stock units as of December 31, 2011 and changes during the year then ended is presented below (in millions, except per share data):

	Year Ended December 31, 2011
	Shares	Weighted-Average Grant Date Fair Value per Share
Nonvested restricted stock units:
Nonvested as of December 31, 2010	0.6	$34.44
Granted	0.3	32.34
Vested	(0.3)	26.91
Forfeited	—	35.80

Nonvested as of December 31, 2011	0.6	36.51

As of December 31, 2011, we had $12.7 million of total unrecognized compensation cost related to nonvested restricted stock units. Such cost is expected to be recognized over a weighted-average period of 2.3 years. Our estimated forfeiture rate for restricted stock units was 19.7% as of December 31, 2011.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total fair value of restricted stock units vested and the resulting tax deductions to realize tax benefits were as follows (in millions):

	For the Years Ended December 31,
	2011	2010	2009
Fair value of restricted stock units vested	$8.8	$9.4	$8.3
Realized tax benefits from tax deductions	3.4	3.6	3.2

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

	For the Years Ended December 31,
	2011	2010	2009
Stock Appreciation Rights:
Compensation expense	$5.4	$4.7	$4.4
Weighted-average grant date fair value	9.39	13.75	10.96

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

The fair value of each stock appreciation right granted in 2011, 2010 and 2009 is estimated on the date of grant using the following assumptions:

	For the Years Ended December 31,
	2011	2010	2009
Expected dividend yield	2.39%	1.46%	1.57%
Risk-free interest rate	0.62%	1.46%	1.78%
Expected volatility	41.94%	39.93%	39.81%
Expected life (in years)	4.07	4.04	4.12

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of stock appreciation rights activity is as follows (in millions, except per share data):

	For the Years Ended December 31,
	2011		2010		2009
	Shares	Weighted- Average Exercise Price per Share	Shares	Weighted- Average Exercise Price per Share	Shares	Weighted- Average Exercise Price per Share
Outstanding at beginning of year	2.5	$34.89	2.9	$31.06	2.7	$29.59
Granted	0.7	34.06	0.5	46.78	0.6	36.94
Exercised	(0.2)	31.67	(0.7)	27.20	(0.2)	28.31
Forfeited	(0.1)	39.39	(0.2)	31.97	(0.2)	30.59

Outstanding at end of year	2.9	$34.85	2.5	$34.89	2.9	$31.06

Exercisable at end of year	1.8	$33.05	1.5	$31.81	1.6	$29.58

The following table summarizes information about stock appreciation rights outstanding as of December 31, 2011 (in millions, except per share data and years):

	Stock Appreciation Rights Outstanding		Stock Appreciation Rights Exercisable
Range of Exercise Prices per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
$28.24 – $46.78	4.7	4.5	3.6	4.5

As of December 31, 2011, we had $10.4 million of unrecognized compensation cost related to nonvested stock appreciation rights. Such cost is expected to be recognized over a weighted-average period of 2.4 years. Our estimated forfeiture rate for stock appreciation rights was 18.6% as of December 31, 2011.

The total intrinsic value of stock appreciation rights exercised and the resulting tax deductions to realize tax benefits were as follows (in millions):

	For the Years Ended December 31,
	2011	2010	2009
Intrinsic value of stock appreciation rights exercised	$4.2	$10.1	$1.5
Realized tax benefits from tax deductions	1.6	3.9	0.6

Our practice is to issue new shares of common stock to satisfy the exercise of stock appreciation rights.

18.     Restructuring Charges:

As part of our strategic priorities of manufacturing and sourcing excellence and expense reduction, we initiated various manufacturing rationalization actions designed to lower our cost structure. We expanded these expense reductions across the organization by initiating a number of activities to rationalize and reorganize various support and administrative functions. Restructuring charges are not included in our calculation of segment profit (loss), see Note 21 for further discussion. Detailed below are the restructuring activities that we incurred additional expense in 2011.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2011 Plans

Corporate and Other

In the third quarter of 2011, we terminated our airplane lease, closed the aviation department, and reorganized certain support functions within our organization. Substantially all of the costs related to these activities were recognized in the third quarter of 2011 and consisted of $4.3 million in lease termination costs, $1.1 million in severance costs and $0.4 million in accelerated depreciation and other charges.

2010 Plans

Refrigeration

We began to exit certain Refrigeration manufacturing operations in Milperra, Australia in 2010, specifically our OEM coil manufacturing and contract coil manufacturing. In the first quarter of 2010, we began to exit OEM coil manufacturing. We reversed approximately $0.5 million in severance in 2011 to adjust estimated charges to actual. This activity was substantially complete in 2010. We initiated restructuring activities related to exiting contract coil manufacturing in the third quarter of 2010. In 2011, we recognized $1.9 million in other plant closure costs related to these restructuring activities. The total expected expenses for the OEM coil restructuring are $4.8 million and the contract coil manufacturing restructuring is $5.6 million.

Service Experts

We began to reorganize certain administrative functions and the management structure of our Service Experts business in 2010 and initiated two actions. The first action, started in the second quarter of 2010, was to reorganize the administrative operations of an acquired company. This project was completed in 2010. The second action, initiated in the fourth quarter of 2010, was to reorganize the management structure of our Service Experts business. We expect to complete this project in the first quarter of 2012. We recognized $5.0 million in severance, lease termination and other costs in 2011. The total expected expenses related to the second action for the administrative and management restructuring is $6.4 million.

2009 and Prior Plans

Commercial Heating & Cooling

We completed the consolidation of certain manufacturing operations from Mions, France into our Longvic, France operations in the first quarter of 2010. We reversed $0.2 million in severance charges in 2011 to adjust estimated charges to actual. The total expected restructuring charges for this consolidation is $6.9 million.

Residential Heating & Cooling

We consolidated our manufacturing operations from Blackville, South Carolina into our Orangeburg, South Carolina and Saltillo, Mexico operations. We expect to complete this consolidation in the first quarter of 2012. We recognized $1.4 million in restructuring charges in 2011 related to other plant closure costs. The total expected expenses for this consolidation is $13.8 million.

Regional Distribution Network

In the fourth quarter of 2008, we commenced the transition of activities performed at our North American Parts Center in Des Moines, Iowa to other locations, including our North American Distribution Center in Marshalltown, Iowa. In 2011, we recognized $0.3 million primarily in other restructuring charges. The total expected restructuring charges for the regional distribution network is $5.3 million

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total Restructuring

Information regarding the restructuring charges for all plans is as follows (in millions):

	Charges Incurred in 2011	Charges Incurred to Date	Total Charges Expected to be Incurred
Severance and related expense	$3.1	$33.9	$34.5
Asset write-offs and accelerated depreciation	1.0	11.8	11.8
Equipment moves	0.7	1.8	2.2
Lease termination	4.4	7.1	7.1
Other	6.8	17.8	20.5

Total	$16.0	$72.4	$76.1

Information regarding the restructuring charges by segment is as follows (in millions):

	Charges Incurred in 2011	Charges Incurred to Date	Total Charges Expected to be Incurred
Residential Heating & Cooling	$2.5	$18.3	$20.9
Commercial Heating & Cooling	(0.2)	12.3	12.7
Service Experts	5.4	8.7	8.9
Refrigeration	2.5	27.3	27.8
Corporate & Other	5.8	5.8	5.8

Total	$16.0	$72.4	$76.1

Restructuring reserves are included in Accrued expenses in the accompanying Consolidated Balance Sheets. The table below details activity within the restructuring reserves (in millions):

Description of Reserves	Balance as of December 31, 2010	Charged to Earnings	Cash Utilization	Non-Cash Utilization and Other	Balance as of December 31, 2011
Severance and related expense	$6.2	$3.1	$(6.8)	$—	$2.5
Asset write-offs and accelerated depreciation	—	1.0	0.3	(1.3)	—
Equipment moves	—	0.7	(0.7)	—	—
Lease termination	0.3	4.4	(4.7)	—	—
Other(1)	0.7	6.8	(7.4)		0.1

Total restructuring reserves	$7.2	$16.0	$(19.3)	$(1.3)	$2.6

Description of Reserves	Balance as of December 31, 2009	Charged to Earnings	Cash Utilization	Non-Cash Utilization and Other	Balance as of December 31, 2010
Severance and related expense	$21.1	$9.0	$(22.5)	$(1.4)	$6.2
Asset write-offs and accelerated depreciation	—	2.6	—	(2.6)	—
Equipment moves	—	0.8	(0.8)	—	—
Lease termination	0.3	0.5	(0.5)	—	0.3
Other(1)	0.8	2.7	(2.8)	—	0.7

Total restructuring reserves	$22.2	$15.6	$(26.6)	$(4.0)	$7.2

(1)	Charges classified as ‘Other’ include $1.0 million third-party services related to restructuring activities and $0.8 million of facilities clean-up and demolition costs.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.   Discontinued Operations:

Service Experts Discontinued Operations

A summary of net trade sales and pre-tax operating losses classified as Discontinued Operations in the accompanying Consolidated Statements of Operations is detailed below (in millions):

	For the Years Ended December 31,
	2011	2010	2009
Net trade sales	$—	$0.2	$26.1
Pre-tax operating loss(1)	—	(1.1)	(13.1)

(1)	Included in the pre-tax operating loss from discontinued operations are losses on the disposal of the assets and liabilities of the service centers sold of $0.2 million in 2010, and gains on disposal of the assets and liabilities of service centers sold of $2.3 million in 2009. Also, included in the 2009 pre-tax operating loss from discontinued operations is an impairment charge of $2.7 million related to service centers where the estimated selling price of the assets is below the net book value of those assets and a write-off of $4.0 million of goodwill related to the sale of these service centers. The pre-tax operating loss from discontinued operations in 2008 includes a provision of $4.4 million for an unfavorable judgment related to the sale of a service center in 2004 that was included in discontinued operations. This contingency was settled in 2009 for $6.1 million.

20.   Earnings Per Share:

Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net income by the sum of the weighted-average number of shares and the number of equivalent shares assumed outstanding, if dilutive, under our stock-based compensation plans.

The computations of basic and diluted earnings per share for Income from Continuing Operations were as follows (in millions, except per share data):

	For the Years Ended December 31,
	2011	2010	2009
Net income	$88.3	$116.2	$51.1
Add: Loss from discontinued operations	—	0.9	10.7

Income from continuing operations	$88.3	$117.1	$61.8

Weighted-average shares outstanding — basic	52.5	54.6	55.6
Effect of dilutive securities	0.9	1.2	1.0

Weighted-average shares outstanding — diluted	53.4	55.8	56.6

Earnings per share from continuing operations:
Basic	$1.68	$2.14	$1.11
Diluted	$1.65	$2.10	$1.09

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock appreciation rights were outstanding, but not included in the diluted earnings per share calculation because the assumed exercise of such rights would have been anti-dilutive. The details are as follows:

	For the Years Ended December 31,
	2011	2010	2009
Stock appreciation rights (number of shares)	1,466,149	273,429		—
Price ranges per share	$34.06 –46.78	$46.78	$	N/A

21.  Reportable Business Segments:

We operate in four reportable business segments of the HVACR industry. Our segments are organized primarily by the nature of the products and services provided. The table below details the nature of the operations of each reportable segment:

Segment	Product or Services	Markets Served	Geographic Areas

Residential Heating & Cooling	Heating Air Conditioning Hearth Products	Residential Replacement Residential New Construction	United States Canada

Commercial Heating & Cooling	Rooftop Products Chillers Air Handlers	Light Commercial	United States Canada Europe

Service Experts	Equipment Sales Installation Maintenance Repair	Residential Light Commercial	United States Canada

Refrigeration	Unit Coolers Condensing Units Other Commercial Refrigeration Products Display Cases and Systems	Light Commercial Food Preservation and Non-Food/Industrial	United States Canada Europe Asia Pacific South America Mexico

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

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net sales and segment profit (loss) by business segment, along with a reconciliation of segment profit to Income from Continuing Operations Before Income Taxes are shown below (in millions):

	For the Years Ended December 31,
	2011	2010	2009
Net Sales
Residential Heating & Cooling	$1,341.0	$1,417.4	$1,293.5
Commercial Heating & Cooling	696.0	620.0	594.6
Service Experts	528.6	590.3	535.4
Refrigeration	805.2	550.9	512.7
Eliminations(1)	(67.2)	(82.2)	(88.7)

	$3,303.6	$3,096.4	$2,847.5

Segment Profit (Loss)(2)
Residential Heating & Cooling	$75.1	$132.3	$111.7
Commercial Heating & Cooling	79.4	69.3	49.3
Service Experts	1.5	19.3	16.6
Refrigeration	77.5	61.4	48.9
Corporate and other	(54.4)	(65.5)	(62.5)
Eliminations(1)	(0.6)	0.2	0.5

Subtotal that includes segment profit and eliminations	178.5	217.0	164.5
Reconciliation to income from continuing operations before income taxes:
Special product quality adjustments	(4.3)	(0.2)	18.3
Items in losses (gains) and other expenses, net that are excluded from segment profit(3)	4.5	11.2	(10.9)
Restructuring charges	16.0	15.6	41.5
Impairment of assets	7.0	—	6.4
Goodwill impairment	7.6	—	—
Interest expense, net	16.8	12.8	8.2
Other expense, net	0.3	1.0	0.1

Income from continuing operations before income taxes	$130.6	$176.6	$100.9

(1)	Eliminations consist of intercompany sales between business segments, such as products sold to Service Experts by the Residential Heating & Cooling segment.

(2)	We define segment profit and loss as a segment’s income or loss from continuing operations before income taxes included in the accompanying Consolidated Statements of Operations, excluding:
o	Special product quality adjustments.
o	Items within Losses (gains) and other expenses, net that are noted in(3).
o	Restructuring charges.
o	Goodwill and equity method investment impairments.
o	Interest expense, net.
o	Other expense, net.

(3)	Items in Losses (gains) and other expenses, net that are excluded from segment profit are net change in unrealized gains and/or losses on open future contracts, realized gains and/or losses on marketable securities, special legal contingency charge, acquisition expenses and other items. For more information about Losses (gains) and other expenses, net see Note 24.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On a consolidated basis, no revenues from transactions with a single customer were 10% or greater of our consolidated net sales for any of the periods presented.

Total assets by business segment are shown below (in millions). The assets in the Corporate and other segment primarily consist of cash, short-term investments and deferred tax assets. Assets recorded in the operating segments represent those assets directly associated with those segments.

	For the Years Ended December 31,
	2011	2010
Total Assets
Residential Heating & Cooling	$481.2	$519.8
Commercial Heating & Cooling	257.3	252.7
Service Experts	182.0	186.2
Refrigeration	558.2	389.7
Corporate and other	234.8	354.9
Eliminations(1)	(7.8)	(11.3)

Total assets	1,705.7	1,692.0
Discontinued operations (See Note 19)	—	—

Total assets	$1,705.7	$1,692.0

(1)	Eliminations consist of net intercompany receivables and intercompany profit included in inventory from products sold between business segments, such as products sold to Service Experts by the Residential Heating & Cooling segment.

Total capital expenditures by business segment are shown below (in millions):

	For the Years Ended December 31,
	2011	2010	2009
Capital Expenditures
Residential Heating & Cooling	$12.1	$19.4	$31.7
Commercial Heating & Cooling	6.5	6.2	6.8
Service Experts	0.8	0.8	0.7
Refrigeration	13.2	6.9	7.4
Corporate and other	10.6	12.5	12.2

Total capital expenditures	$43.2	$45.8	$58.8

There were no significant new capital leases in 2011, 2010 and 2009.

The depreciation and amortization expenses by business segment are shown below (in millions):

	For the Years Ended December 31,
	2011	2010	2009
Depreciation and Amortization
Residential Heating & Cooling	$22.3	$21.7	$22.2
Commercial Heating & Cooling	7.7	8.0	8.0
Service Experts	2.0	2.2	1.9
Refrigeration	14.8	8.7	9.9
Corporate and other	13.6	12.9	10.9

Total depreciation and amortization	$60.4	$53.5	$52.9

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The equity method investees are shown below (in millions):

	For the Years Ended December 31,
	2011	2010	2009
Income from Equity Method Investments
Refrigeration	$2.5	$1.3	$0.5
Corporate and other(1)	7.1	8.8	6.8

	$9.6	$10.1	$7.3

(1)	A significant portion of income for equity method investments is allocated to our Residential Heating & Cooling and Commercial Heating & Cooling segments. We allocated $4.9 million, $5.6 million, and $5.9 million to those segments in 2011, 2010 and 2009, respectively.

The following table sets forth certain financial information relating to our operations by geographic area based on the domicile of our operations (in millions):

	For the Years Ended December 31,
	2011	2010	2009
Net Sales to External Customers by Point of Shipment
United States	$2,370.8	$2,255.4	$2,033.1
Canada	329.2	336.6	327.0
International	603.6	504.4	487.4

Total net sales to external customers	$3,303.6	$3,096.4	$2,847.5

	As of December 31,
	2011	2010
Property, Plant and Equipment, net
United States	$238.0	$225.5
Mexico	28.0	33.0
Canada	5.2	6.0
International	38.7	59.8

Total property, plant and equipment, net	$309.9	$324.3

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

Fair Value Hierarchy

The three-level fair value hierarchies for disclosure of fair value measurements are defined as follows:

Level 1 – Quoted prices for identical instruments in active markets at the measurement date.

Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets at the measurement date and for the anticipated term of the instrument.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Level 3 – Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable inputs that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

Fair Value Techniques

Our fair value valuation techniques are applied to all of the assets and liabilities carried at fair value. Where available, the fair values are based upon quoted prices in active markets. However, if quoted prices are not available, then the fair values are based upon quoted prices for similar assets or liabilities or independently sourced market parameters, such as credit default swap spreads, yield curves, reported trades, broker/dealer quotes, interest rates and benchmark securities. For assets and liabilities with a lack of observable market activity, if any, the fair values are based upon discounted cash flow methodologies incorporating assumptions that, in our judgment, reflect the assumptions a marketplace participant would use. To ensure that financial assets and liabilities are recorded at fair value, valuation adjustments may be required to reflect either party’s creditworthiness and ability to pay. Where appropriate, these amounts were incorporated into our valuations as of December 31, 2011 and 2010, the measurement dates.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1) As of December 31,
	2011	2010
Assets:
Investment in marketable equity securities(1)	$8.4	$18.0

(1)	Investment in marketable equity securities is recorded in Other Assets, net in the accompanying Consolidated Balance Sheets.

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

	As of December 31,
	2011	2010
Long-term debt(1)	$256.3	$114.6
Senior unsecured notes	207.0	203.0

(1)	Long-term debt includes our domestic revolving credit facility, capital lease obligations, and any related current maturities.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

23.    Quarterly Financial Information (unaudited):

Financial results

The following tables provide information on net sales, gross profit, net income, earnings per share and dividends per share by quarter (in millions, except per share data):

	Net Sales		Gross Profit		Net (Loss) Income
	2011(1)	2010(2)	2011(1)	2010(2)	2011(1)	2010(2)
First Quarter	$687.8	$644.1	$165.2	$174.3	$(7.2)	$(1.6)
Second Quarter	937.0	872.1	247.6	264.7	45.0	48.3
Third Quarter	923.0	818.2	231.1	232.8	33.8	41.8
Fourth Quarter	755.8	762.0	189.7	220.0	16.7	27.7

	Basic (Loss) Earnings per Common Share		Diluted (Loss) Earnings per Common Share		Dividends per Common Share
	2011(1)	2010(2)	2011(1)	2010(2)	2011(1)	2010(2)
First Quarter	$(0.13)	$(0.02)	$(0.13)	$(0.02)	$0.18	$0.15
Second Quarter	0.85	0.88	0.83	0.86	0.18	0.15
Third Quarter	0.65	0.78	0.64	0.76	0.18	0.15
Fourth Quarter	0.33	0.52	0.32	0.51	0.18	0.15

(1)	The following unusual or infrequent pre-tax items were included in the 2011 quarterly results:

•	We recorded asset impairments of $7.0 million and goodwill impairment of $7.6 million in the fourth quarter of 2011. See Notes 5 and 6 for additional disclosure on these impairments.
•	We recorded restructuring charges through 2011 as follows: first quarter — $1.2 million, second quarter — $2.4 million, third quarter — $10.8 million and fourth quarter — $1.6 million.

(2)	The following unusual or infrequent pre-tax items were included in the 2010 quarterly results:

•

We recorded an adjustment to pension cost in the fourth quarter which resulted in a reduction of pension cost by $4.1 million as compared to the prior year and by $3.5 million as compared to the third quarter.

o	We recorded restructuring charges throughout 2010 as follows: first quarter — $7.2 million, second quarter — $3.2 million, third quarter — $4.7 million and fourth quarter — $0.5 million.

24.    Losses (Gains) and Other Expenses, net:

Losses (gains) and other expenses, net were as follows (in millions):

	For the Years Ended December 31,
	2011	2010	2009
Realized losses (gains) on settled futures contracts	$(0.1)	$(1.5)	$3.7
Net change in unrealized losses (gains) on unsettled futures contracts	3.8	(0.6)	(7.1)
Gain on disposal of a business, net	(0.1)	(0.1)	(4.1)
Losses (gains) on disposals of fixed assets	(0.8)	0.1	(0.1)
Special legal contingency charge(1)	(0.4)	6.8	—
Acquisition expenses(2)	1.0	4.8	—
Foreign currency exchange losses	1.4	0.4	0.7
Other items, net	0.2	0.3	0.3

Losses (gains) and other expenses, net	$5.0	$10.2	$(6.6)

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	For more information on the special legal contingency charge, see Note 12.

(2)	Acquisition expenses primarily relate to the Kysor/Warren acquisition. For more information, see Note 3.

25.    Supplemental Information:

Below is information about expenses included in our Statements of Operations (in millions):

	For the Years Ended December 31,
	2011	2010	2009
Research and development	$50.3	$49.5	$48.9
Advertising, promotions and marketing	68.1	73.5	59.5
Rent expense	69.6	64.3	64.4

Interest Expense, net

The components of Interest Expense, net were as follows (in millions):

	For the Years Ended December 31,
	2011	2010	2009
Interest expense, net of capitalized interest	$18.7	$13.7	$9.4
Interest income	1.9	0.9	1.2

26.    Condensed Consolidating Financial Statements

The Company’s senior unsecured notes are unconditionally guaranteed by certain of the Company’s subsidiaries (the “Guarantor Subsidiaries”) while they are not by other subsidiaries (the “Non-Guarantor Subsidiaries”). As a result of these guarantee arrangements, we are required to present the following condensed consolidating financial statements. Three subsidiaries previously classified as non-guarantor subsidiaries as of December 31, 2010 were classified as guarantor subsidiaries in the first quarter of 2011. These changes are reflected in the consolidated financial statements for periods after December 31, 2010.

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

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed consolidating financial statements of the Company, its Guarantor Subsidiaries and Non-Guarantor Subsidiaries as of December 31, 2011 and 2010 and for each of the fiscal years of the three-year period ended December 31, 2011 are shown below:

Condensed Consolidating Balance Sheets

As of December 31, 2011

(In millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1.0	$9.7	$34.4	$(0.1)	$45.0
Restricted cash	—	—	—	—	—
Accounts and notes receivable, net	(991.9)	955.8	424.2	20.6	408.7
Inventories, net	—	230.7	110.5	(4.7)	336.5
Deferred income taxes	4.7	25.0	8.4	(1.3)	36.8
Other assets	1.6	22.0	109.0	(56.4)	76.2

Total current assets	(984.6)	1,243.2	686.5	(41.9)	903.2
PROPERTY, PLANT AND EQUIPMENT, net	—	252.8	57.1	—	309.9
GOODWILL	—	105.8	199.8	—	305.6
DEFERRED INCOME TAXES	0.2	96.4	20.1	(9.7)	107.0
OTHER ASSETS, net	2,174.6	532.8	22.2	(2,649.6)	80.0

TOTAL ASSETS	$1,190.2	$2,231.0	$985.7	$(2,701.2)	$1,705.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$112.1	$—	$(67.3)	$(40.1)	$4.7
Current maturities of long-term debt	—	0.6	0.2	—	0.8
Accounts payable	9.2	137.6	98.8	31.4	277.0
Accrued expenses	15.3	180.7	88.8	(0.1)	284.7
Income taxes payable	(29.9)	28.0	24.6	(17.0)	5.7

Total current liabilities	106.7	346.9	145.1	(25.8)	572.9
LONG-TERM DEBT	443.0	16.2	97.3	(96.9)	459.6
POSTRETIREMENT BENEFITS, OTHER THAN PENSIONS	—	18.6	—	—	18.6
PENSIONS	—	111.9	12.8	—	124.7
OTHER LIABILITIES	0.8	59.0	13.4	(11.1)	62.1

Total liabilities	550.5	552.6	268.6	(133.8)	1,237.9
TOTAL STOCKHOLDERS’ EQUITY	639.7	1,678.4	717.1	(2,567.4)	467.8

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,190.2	$2,231.0	$985.7	$(2,701.2)	$1,705.7

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheets

As of December 31, 2010

(In millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$81.1	$14.7	$64.2	$—	$160.0
Restricted cash	—	—	12.2	—	12.2
Accounts and notes receivable, net	(1,169.7)	933.3	613.2	8.0	384.8
Inventories, net	—	163.7	128.7	(6.2)	286.2
Deferred income taxes	—	27.6	12.1	(3.0)	36.7
Other assets	19.3	21.0	121.2	(94.5)	67.0

Total current assets	(1,069.3)	1,160.3	951.6	(95.7)	946.9
PROPERTY, PLANT AND EQUIPMENT, net	—	202.8	121.6	(0.1)	324.3
GOODWILL	—	50.8	225.8	(4.8)	271.8
DEFERRED INCOME TAXES	—	77.3	22.6	(12.7)	87.2
OTHER ASSETS, net	2,068.3	415.6	51.8	(2,473.9)	61.8

TOTAL ASSETS	$999.0	$1,906.8	$1,373.4	$(2,587.2)	$1,692.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$31.1	$—	$1.8	$(31.5)	$1.4
Current maturities of long-term debt	—	0.2	0.4	—	0.6
Accounts payable	8.1	133.1	131.0	1.6	273.8
Accrued expenses	6.6	262.0	115.5	(49.6)	334.5
Income taxes payable	(36.1)	30.6	28.3	(17.5)	5.3

Total current liabilities	9.7	425.9	277.0	(97.0)	615.6
LONG-TERM DEBT	300.0	5.4	139.6	(128.0)	317.0
POSTRETIREMENT BENEFITS, OTHER THAN PENSIONS	—	15.9	—	—	15.9
PENSIONS	—	77.4	10.7	—	88.1
OTHER LIABILITIES	5.8	46.8	25.9	(12.8)	65.7

Total liabilities	315.5	571.4	453.2	(237.8)	1,102.3
COMMITMENTS AND CONTINGENCIES
TOTAL STOCKHOLDERS’ EQUITY	683.5	1,335.4	920.2	(2,349.4)	589.7

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$999.0	$1,906.8	$1,373.4	$(2,587.2)	$1,692.0

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Operations

For the Year Ended December 31, 2011

(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$—	$2,542.8	$960.1	$(199.3)	$3,303.6
COST OF GOODS SOLD	0.2	1,948.3	722.2	(200.7)	2,470.0

Gross profit	(0.2)	594.5	237.9	1.4	833.6
OPERATING EXPENSES:
Selling, general and administrative expenses	—	479.2	180.7	—	659.9
(Gains) losses and other expenses, net.	12.1	0.8	(7.9)	—	5.0
Restructuring charges	—	14.3	1.7	—	16.0
Goodwill impairment	—	7.6	—	—	7.6
Impairment of assets	—	7.0	—	—	7.0
(Income) loss from equity method investments	(135.3)	(31.2)	(7.0)	163.9	(9.6)

Operational income from continuing operations	123.0	116.8	70.4	(162.5)	147.7
INTEREST (INCOME) EXPENSE, net	16.8	(3.5)	3.5	—	16.8
OTHER EXPENSE, net	—	—	0.3	—	0.3

Income from continuing operations before income taxes	106.2	120.3	66.6	(162.5)	130.6
(BENEFIT FROM) PROVISION FOR INCOME TAXES	(9.8)	31.0	20.6	0.5	42.3

Income from continuing operations	116.0	89.3	46.0	(163.0)	88.3
Loss from discontinued operations	—	—	—	—	—

Net income	$116.0	$89.3	$46.0	$(163.0)	$88.3

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Year Ended December 31, 2010

(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$—	$2,128.0	$1,220.8	$(252.4)	$3,096.4
COST OF GOODS SOLD	0.2	1,545.8	907.8	(249.2)	2,204.6

Gross profit	(0.2)	582.2	313.0	(3.2)	891.8
OPERATING EXPENSES:
Selling, general and administrative expenses	—	480.3	205.4	—	685.7
(Gains) losses and other expenses, net	(0.6)	6.5	4.3	—	10.2
Restructuring charges		5.7	9.9	—	15.6
(Income) loss from equity method investments	(138.8)	(11.8)	(10.1)	150.6	(10.1)

Operational income from continuing operations	139.2	101.5	103.5	(153.8)	190.4
INTEREST (INCOME) EXPENSE, net	12.4	(3.0)	3.4	—	12.8
OTHER EXPENSE, net	—	—	1.0	—	1.0

Income from continuing operations before income taxes	126.8	104.5	99.1	(153.8)	176.6
(BENEFIT FROM) PROVISION FOR INCOME TAXES	(4.4)	34.3	29.6	—	59.5

Income from continuing operations	131.2	70.2	69.5	(153.8)	117.1
Loss from discontinued operations	—	—	0.9	—	0.9

Net income	$131.2	$70.2	$68.6	$(153.8)	$116.2

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS For the Year Ended December 31, 2009 (In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$—	$1,939.1	$1,147.1	$(238.7)	$2,847.5
COST OF GOODS SOLD	0.2	1,440.8	857.2	(238.8)	2,059.4

Gross profit	(0.2)	498.3	289.9	0.1	788.1
OPERATING EXPENSES:
Selling, general and administrative expenses	—	453.0	191.8	0.1	644.9
(Gains) losses and other expenses, net	(6.7)	(0.7)	0.8	—	(6.6)
Restructuring charges	—	16.2	25.3	—	41.5
Impairment of assets	—	—	6.4	—	6.4
(Income) loss from equity method investments	(39.1)	5.4	(7.3)	33.7	(7.3)

Operational income from continuing operations	45.6	24.4	72.9	(33.7)	109.2
INTEREST (INCOME) EXPENSE, net	(0.8)	7.2	1.9	(0.1)	8.2
OTHER EXPENSE, net	—	—	0.1	—	0.1

Income from continuing operations before income taxes	46.4	17.2	70.9	(33.6)	100.9
PROVISION FOR INCOME TAXES	0.2	6.3	32.2	0.4	39.1

Income from continuing operations	46.2	10.9	38.7	(34.0)	61.8
Loss from discontinued operations	—	—	10.7	—	10.7

Net income	$46.2	$10.9	$28.0	$(34.0)	$51.1

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Year Ended December 31, 2011

(In millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:	$(2.6)	$16.4	$62.4	$—	$76.2
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the disposal of property, plant and equipment	—	0.1	0.2	—	0.3
Purchases of property, plant and equipment	—	(35.8)	(7.4)	—	(43.2)
Proceeds from sale of business	—	—	0.6	—	0.6
Acquisition of business	—	(147.7)	—	—	(147.7)
Restricted cash	—	—	12.2	—	12.2

Net cash used in investing activities	—	(183.4)	5.6	—	(177.8)
CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term borrowings, net	—	—	3.8	—	3.8
Asset securitization borrowings	—	—	345.0	—	345.0
Asset securitization payments	—	—	(345.0)	—	(345.0)
Long-term payments	—	(0.8)	(0.1)	—	(0.9)
Revolver long-term borrowings	1,539.5	—	—	—	1,539.5
Revolver long-term payments	(1,396.5)	—	—	—	(1,396.5)
Proceeds from stock option exercises	2.5	—	—	—	2.5
Payments of deferred financing costs	(2.2)	—	—	—	(2.2)
Repurchases of common stock	(123.0)	—	—	—	(123.0)
Excess tax benefits related to share-based payments	1.4	—	—	—	1.4
Intercompany debt	115.1	(8.1)	(107.0)	—	—
Intercompany financing activity	(177.8)	170.9	6.9	—	—
Cash dividends paid	(36.5)	—	—	—	(36.5)

Net cash (used in) provided by financing activities	(77.5)	162.0	(96.4)	—	(11.9)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(80.1)	(5.0)	(28.4)	—	(113.5)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	(1.5)	—	(1.5)
CASH AND CASH EQUIVALENTS, beginning of year	81.1	14.7	64.2	—	160.0

CASH AND CASH EQUIVALENTS, end of year	$1.0	$9.7	$34.3	$—	$45.0

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS For the Year Ended December 31, 2010 (In millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:	$(115.4)	315.3	$(14.1)	$—	$185.8
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the disposal of property, plant and equipment	—	0.1	0.1	—	0.2
Purchases of property, plant and equipment	—	(33.7)	(12.1)	—	(45.8)
Proceeds from sale of businesses	—	0.1	3.5	—	3.6
Acquisition of business	—	(7.2)	—	—	(7.2)
Restricted cash	—	—	(12.2)	—	(12.2)

Net cash used in investing activities	—	(40.7)	(20.7)	—	(61.4)
CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term payments, net	—	—	(0.8)	—	(0.8)
Long-term payments	(35.0)	(0.1)	(0.8)	—	(35.9)
Issuance of senior unsecured notes	199.8	—	—	—	199.8
Revolver long-term borrowings	981.5				981.5
Revolver long-term payments	(1,058.0)	—	—	—	(1,058.0)
Additional investment in affiliate	—	—	(1.0)	—	(1.0)
Proceeds from stock option exercises	3.5	—	—	—	3.5
Payments of deferred financing costs	(1.8)	—	—	—	(1.8)
Repurchases of common stock	(153.7)	—	—	—	(153.7)
Excess tax benefits related to share-based payments	5.3	—	—	—	5.3
Intercompany debt	90.8	(107.8)	17.0	—	—
Intercompany financing activity	194.6	(158.6)	(36.0)	—	—
Intercompany investments	(7.9)	—	7.9	—	—
Intercompany dividends	9.0	—	(9.0)	—	—
Cash dividends paid	(32.4)	—	—	—	(32.4)

Net cash provided by (used in) financing activities	195.7	(266.5)	(22.7)	—	(93.5)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	80.3	8.1	(57.5)	—	30.9
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	4.8	—	4.8
CASH AND CASH EQUIVALENTS, beginning of period	0.8	6.6	116.9	—	124.3

CASH AND CASH EQUIVALENTS, end of period	$81.1	$14.7	$64.2	$—	$160.0

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS For the Year Ended December 31, 2009 (In millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:	$54.0	$87.0	$84.5	$—	$225.5
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the disposal of property, plant and equipment	—	0.2	0.4	—	0.6
Purchases of property, plant and equipment	—	(48.3)	(10.5)	—	(58.8)
Proceeds from sale of businesses	—	1.1	8.9	—	10.0
Return of investment	—	—	0.9	—	0.9
Purchases of short-term investments .	—	—	(16.9)	—	(16.9)
Proceeds from sales and maturities of short-term investments	—	—	50.2	—	50.2

Net cash provided by (used in) investing activities	—	(47.0)	33.0	—	(14.0)
CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term payments, net	—	—	(4.3)	—	(4.3)
Long-term payments	—	—	(1.7)	—	(1.7)
Revolver long-term borrowings	830.5				830.5
Revolver long-term payments	(1,013.8)	—	—	—	(1,013.8)
Proceeds from stock option exercises	9.4	—	—	—	9.4
Repurchases of common stock	(5.6)	—	—	—	(5.6)
Excess tax benefits related to share-based payments	4.9	—	—	—	4.9
Intercompany debt	21.0	(12.5)	(8.5)	—	—
Intercompany financing activity	126.5	(24.0)	(102.5)	—	—
Intercompany dividends	5.0	—	(5.0)	—	—
Cash dividends paid	(31.1)	—	—	—	(31.1)

Net cash used in financing activities	(53.2)	(36.5)	(122.0)	—	(211.7)
DECREASE IN CASH AND CASH EQUIVALENTS	0.8	3.5	(4.5)	—	(0.2)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	2.4	—	2.4
CASH AND CASH EQUIVALENTS, beginning of period	—	3.1	119.0	—	122.1

CASH AND CASH EQUIVALENTS, end of period	$0.8	$6.6	$116.9	$—	$124.3

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we carried out an evaluation, under the supervision and with the participation of our current management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2011, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

See “Management’s Report on Internal Control Over Financial Reporting” included in Item 8 “Financial Statements and Supplementary Data.”

Attestation Report of the Independent Registered Public Accounting Firm

See “Report of Independent Registered Public Accounting Firm” included in Item 8 “Financial Statements and Supplementary Data.”

Changes in Internal Control Over Financial Reporting

There were no changes during the quarter ended December 31, 2011 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information in the sections of our 2012 Proxy Statement captioned “Proposal 1: Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance” is incorporated in this Item 10 by reference. Part I, Item 1 “Business — Executive Officers of the Company” of this Annual Report on Form 10-K identifies our executive officers and is incorporated in this Item 10 by reference.

Item 11.	Executive Compensation

The sections of our 2012 Proxy Statement captioned “Executive Compensation,” “Director Compensation” and “Certain Relationships and Related Party Transactions — Compensation Committee Interlocks and Insider Participation” are incorporated in this Item 11 by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The sections of our 2012 Proxy Statement captioned “Equity Compensation Plan Information” and “Ownership of Common Stock” are incorporated in this Item 12 by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The sections of our 2012 Proxy Statement captioned “Corporate Governance — Director Independence” and “Certain Relationships and Related Party Transactions” are incorporated in this Item 13 by reference.

Item 14.	Principal Accounting Fees and Services

The section of our 2012 Proxy Statement captioned “Independent Registered Public Accountants” is incorporated in this Item 14 by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

Financial Statements

The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2011 and 2010

•	Consolidated Statements of Operations for the Years Ended December 31, 2011, 2010 and 2009

•	Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2011, 2010 and 2009

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009

•	Notes to Consolidated Financial Statements for the Years Ended December 31, 2011, 2010 and 2009

Financial Statement Schedules

The financial statement schedule included in this Annual Report on Form 10-K is Schedule II — Valuation and Qualifying Accounts and Reserves for the Years Ended December 31, 2011, 2010, and 2009 (see Schedule II immediately following the signature page of this Annual Report on Form 10-K).

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

February 16, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/S/ TODD M. BLUEDORN Todd M. Bluedorn	Chief Executive Officer and Director (Principal Executive Officer)	February 16, 2012

/S/ ROBERT W. HAU Robert W. Hau	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 16, 2012

/S/ ROY A. RUMBOUGH Roy A. Rumbough	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	February 16, 2012

/S/ RICHARD L. THOMPSON Richard L. Thompson	Chairman of the Board of Directors	February 16, 2012

/S/ JANET K. COOPER Janet K. Cooper	Director	February 16, 2012

/S/ C.L. (JERRY) HENRY C.L. (Jerry) Henry	Director	February 16, 2012

/S/ JOHN E. MAJOR John E. Major	Director	February 16, 2012

/S/ JOHN W. NORRIS, III John W. Norris, III	Director	February 16, 2012

/S/ PAUL W. SCHMIDT Paul W. Schmidt	Director	February 16, 2012

Signature	Title	Date

/S/ TERRY D. STINSON Terry D. Stinson	Director	February 16, 2012

/S/ GREGORY T. SWIENTON Gregory T. Swienton	Director	February 16, 2012

/S/ TODD J. TESKE Todd J. Teske	Director	February 16, 2012

LENNOX INTERNATIONAL INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

For the Years Ended December 31, 2011, 2010 and 2009

(In Millions)

	Balance at Beginning of Year	Additions Charged to Cost and Expenses	Write-offs	Recoveries	Other	Balance at end of Year
2009:
Allowance for doubtful accounts	$17.9	$12.6	$(17.8)	$1.4	$1.5	$15.6
2010:
Allowance for doubtful accounts	$15.6	$6.3	$(9.9)	$1.2	$(0.4)	$12.8
2011:
Allowance for doubtful accounts	$12.8	$4.4	$(9.9)	$1.9	$2.9	$12.1

INDEX TO EXHIBITS

Exhibit Number	Exhibit Name
3.1	Restated Certificate of Incorporation of Lennox International Inc. (“LII”) (filed as Exhibit 3.1 to LII’s Registration Statement on Form S-1 (Registration No. 333-75725) filed on April 6, 1999 and incorporated herein by reference).
3.2	Amended and Restated Bylaws of LII (filed as Exhibit 3.1 to LII’s Current Report on Form 8-K filed on March 15, 2010 and incorporated herein by reference).
4.1	Specimen Stock Certificate for the Common Stock, par value $.01 per share, of LII (filed as Exhibit 4.1 to LII’s Amendment to Registration Statement on Form S-1/A (Registration No. 333-75725) filed on June 16, 1999 and incorporated herein by reference).
4.2	Indenture, dated as of May 3, 2010, between LII and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to LII’s Post-Effective Amendment No. 1 to Registration Statement on S-3 (Registration No. 333-155796) filed on May 3, 2010 and incorporated herein by reference).
4.3	Form of First Supplemental Indenture among LII, the guarantors party thereto and U.S. Bank National Association, as trustee (filed as Exhibit 4.2 to LII’s Post-Effective Amendment No. 1 to Registration Statement on S-3 (Registration No. 333-155796) filed on May 3, 2010 and incorporated herein by reference).
4.4	Second Supplemental Indenture dated as of March 28, 2011, among Heatcraft Inc., a Mississippi corporation, Heatcraft Refrigeration Products LLC, a Delaware limited liability company and Advanced Distributor Products LLC, a Delaware limited liability company (the “Guarantors”), LII, and each other than existing Guarantor under the Indenture dated as of May 3, 2010, and U.S. Bank National Association as Trustee (filed as Exhibit 4.4 to LII’s Quarterly Report on Form 10-Q filed on April 26, 2011 and incorporated herein by reference).
4.5	Third Supplemental Indenture dated as of October 27, 2011, among Service Experts Heating & Air Conditioning, LII, and each other than existing Guarantor under the Indenture dated as of May 3, 2010, and U.S. Bank National Association as Trustee (filed herewith).
4.6	Form of 4.900% Notes due 2017 (filed as Exhibit 4.3 to LII’s Current Report on Form 8-K filed on May 6, 2010 and incorporated herein by reference).
10.1	Amended and Restated Receivables Purchase Agreement dated as of November 18, 2011 among LPAC Corp., as the Seller, Lennox Industries Inc., as the Master Servicer, Victory Receivables Corporation, as a Purchaser, Market Street Funding LLC, as a Purchaser, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as a Liquidity Bank, as Administrative Agent and the BTMU Purchaser Agent, and PNC Bank, National Association as a Liquidity Bank and the PNC Purchaser Agent (filed as Exhibit 10.1 to LII’s Current Report on Form 8-K filed on November 25, 2011 and incorporated herein by reference).
10.2	Fourth Amended and Restated Revolving Credit Facility Agreement dated as of October 21, 2011, among Lennox International Inc., a Delaware corporation, the Lenders party thereto, and JPMorgan Chase Bank, National Association, as Administrative Agent (filed herewith).
10.3	Lease Agreement, dated as of June 22, 2006, by and between BTMU Capital Corporation, as lessor, and Lennox Procurement Company Inc., as lessee (filed as Exhibit 10.1 to LII’s Current Report on Form 8-K filed on June 28, 2006 and incorporated herein by reference).
10.4	Memorandum of Lease, Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of June 22, 2006, by and among Lennox Procurement Company Inc., BTMU Capital Corporation and Jeffrey L. Bell, as Deed of Trust Trustee, for the benefit of BTMU Capital Corporation (filed as Exhibit 10.3 to LII’s Current Report on Form 8-K filed on June 28, 2006 and incorporated herein by reference).
10.5	First Omnibus Amendment to Operative Documents, dated as of September 22, 2008, among LII, Lennox Procurement Company Inc., Lennox Industries Inc., Allied Air Enterprises Inc., Service Experts LLC, Lennox Global Ltd., BTMU Capital Corporation and Compass Bank (filed as Exhibit 10.1 to LII’s Current Report on Form 8-K filed on September 25, 2008 and incorporated herein by reference).

Exhibit Number	Exhibit Name
10.6	Subsidiary Guaranty, dated as of September 22, 2008, made by LII, Allied Air Enterprises Inc., Service Experts LLC. and Lennox Global Ltd., as guarantors, in favor of BTMU Capital Corporation and the other parties specified therein (filed as Exhibit 10.2 to LII’s Current Report on Form 8-K filed on September 25, 2008 and incorporated herein by reference).
10.7*	Lennox International Inc. 2010 Incentive Plan, as amended and restated (filed as Exhibit 10.1 to LII’s Current Report on Form 8-K filed on May 19, 2010) and incorporated herein by reference.
10.8*	Form of Long-Term Incentive Award Agreement for U.S. Employees – Vice President and Above (for use under the 2010 Incentive Plan) (filed herewith).
10.9*	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors (for use under the 2010 Incentive Plan) (filed as Exhibit 10.1 to LII’s Current Report on Form 8-K filed on December 13, 2010) and incorporated herein by reference.
10.10*	Amended and Restated 1998 Incentive Plan of Lennox International Inc. (filed as Exhibit 10.1 to LII’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and incorporated herein by reference).
10.11*	Form of 2009 Long-Term Incentive Award Agreement for U.S. Employees of LII under the 1998 Incentive Plan of LII (filed as Exhibit 10.4 to LII’s Current Report on Form 8-K filed on December 17, 2008 and incorporated herein by reference).
10.12*	Form of 2009 Long-Term Incentive Award Agreement Non-Employee Director under the 1998 Incentive Plan of LII (filed as Exhibit 10.9 to LII’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated by reference).
10.13*	Lennox International Inc. Profit Sharing Restoration Plan, as amended and restated effective January 1, 2009 (filed as Exhibit 10.3 to LII’s Current Report on Form 8-K filed on December 17, 2008 and incorporated herein by reference).
10.14*	Lennox International Inc. Supplemental Retirement Plan, as amended and restated effective January 1, 2009 (filed as Exhibit 10.2 to LII’s Current Report on Form 8-K filed on December 17, 2008 and incorporated herein by reference).
10.15*	Form of Indemnification Agreement entered into between LII and certain executive officers and directors of LII (filed as Exhibit 10.15 to LII’s Registration Statement on Form S-1 (Registration No. 333-75725) filed on April 6, 1999 and incorporated herein by reference).
10.16*	Form of Employment Agreement entered into between LII and certain executive officers of LII (filed as Exhibit 10.30 to LII’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference).
10.17*	Form of Amendment to Employment Agreement entered into between LII and certain executive officers of LII (filed as Exhibit 10.2 to LII’s Current Report on Form 8-K filed on December 12, 2007 and incorporated herein by reference).
10. 18*	Form of Change of Control Employment Agreement entered into between LII and certain executive officers of LII (filed as Exhibit 10.1 to LII’s Current Report on Form 8-K filed on December 17, 2008 and incorporated herein by reference).
10.19*	Lennox International Inc. Directors’ Retirement Plan (as Amended and Restated as of January 1, 2010) (filed as Exhibit 10.1 to LII’s Current Report on Form 8-K filed on December 16, 2009 and incorporated herein by reference).
10.20*	Lennox International Inc. 2007 Long-Term Incentive Award Agreement, Non-Employee Directors, dated as of December 7, 2007 (filed as Exhibit 10.27 to LII’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference).
21.1	Subsidiaries of LII (filed herewith).
23.1	Consent of KPMG LLP (filed herewith).
31.1	Certification of the principal executive officer (filed herewith).
31.2	Certification of the principal financial officer (filed herewith).
32.1	Certification of the principal executive officer and the principal financial officer of LII pursuant to 18 U.S.C. Section 1350 (filed herewith).

Exhibit Number	Exhibit Name
Exhibit No. (101).INS**	XBRL Instance Document
Exhibit No. (101).SCH**	XBRL Taxonomy Extension Schema Document
Exhibit No. (101).CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit No. (101).LAB**	XBRL Taxonomy Extension Label Linkbase Document
Exhibit No. (101).PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit No. (101).DEF**	XBRL Taxonomy Extension Definition Linkbase Document

*	Management contract or compensatory plan or arrangement.

** In	accordance with Regulation S-T, the XBRL-related information in Exhibit No. (101) to this Annual Report on Form 10-K shall be deemed “furnished” and not “filed.”