Form 10-Q
period 2012-03-31
LENNOX INTERNATIONAL INC
filed 2012-04-24
CIK 1069202

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 001-15149

LENNOX INTERNATIONAL INC.

Incorporated pursuant to the Laws of the State of DELAWARE

Internal Revenue Service Employer Identification No. 42-0991521

2140 LAKE PARK BLVD., RICHARDSON, TEXAS, 75080

(972-497-5000)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     Yes   ☐     No  ☒

As of April 19, 2012, the number of shares outstanding of the registrant’s common stock, par value $.01 per share, was 50,963,939.

LENNOX INTERNATIONAL INC.

FORM 10-Q

For the Three Months Ended March 31, 2012

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share data)

	As of March 31, 2012	As of December 31, 2011
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$54.7	$45.0
Accounts and notes receivable, net of allowances of $12.9 and $12.0 in 2012 and 2011, respectively	394.7	401.4
Inventories, net	401.9	324.0
Deferred income taxes, net	32.8	35.2
Other assets	81.8	75.4
Assets of discontinued operations	32.4	35.0

Total current assets	998.3	916.0
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $581.3 and $571.6 in 2012 and 2011, respectively	299.2	304.5
GOODWILL	310.6	305.6
DEFERRED INCOME TAXES	99.1	99.5
OTHER ASSETS, net	82.8	80.1

TOTAL ASSETS	$1,790.0	$1,705.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$11.4	$4.7
Current maturities of long-term debt	0.6	0.8
Accounts payable	307.4	271.0
Accrued expenses	255.9	279.5
Income taxes payable	5.7	5.7
Liabilities of discontinued operations	15.4	11.6

Total current liabilities	596.4	573.3
LONG-TERM DEBT	511.5	459.6
POSTRETIREMENT BENEFITS, OTHER THAN PENSIONS	18.9	18.6
PENSIONS	121.2	124.7
OTHER LIABILITIES	64.2	61.7

Total liabilities	1,312.2	1,237.9
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 200,000,000 shares authorized, 87,100,663 shares and 86,938,004 shares issued for 2012 and 2011, respectively	0.9	0.9
Additional paid-in capital	885.9	881.2
Retained earnings	677.7	692.9
Accumulated other comprehensive loss	(14.7)	(37.1)
Treasury stock, at cost, 36,139,434 shares and 36,093,966 shares for 2012 and 2011, respectively	(1,072.0)	(1,070.1)

Total stockholders’ equity	477.8	467.8

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,790.0	$1,705.7

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in millions, except per share data)

	For the Three Months Ended March 31,
	2012	2011
NET SALES	$684.2	$669.4
COST OF GOODS SOLD	518.1	505.1

Gross profit	166.1	164.3
OPERATING EXPENSES:
Selling, general and administrative expenses	163.0	167.3
Gains and other expenses, net	(1.5)	(0.3)
Restructuring charges	3.1	1.2
Income from equity method investments	(2.4)	(2.6)

Operational income (loss) from continuing operations	3.9	(1.3)
INTEREST EXPENSE, net	4.7	4.1

Loss from continuing operations before income taxes	(0.8)	(5.4)
BENEFIT FROM INCOME TAXES	(0.3)	(1.9)

Loss from continuing operations	(0.5)	(3.5)
DISCONTINUED OPERATIONS:
Loss from discontinued operations	(8.5)	(5.7)
Benefit from income taxes	(2.9)	(2.0)

Loss from discontinued operations	(5.6)	(3.7)

Net loss	$(6.1)	$(7.2)

LOSS PER SHARE – BASIC AND DILUTED:
Loss from continuing operations	$(0.01)	$(0.06)
Loss from discontinued operations	(0.11)	(0.07)

Net loss	$(0.12)	$(0.13)

AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED:	50.9	53.6

CASH DIVIDENDS DECLARED PER SHARE	$0.18	$0.18

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited, in millions)

	For the Three Months Ended March 31,
	2012	2011
NET LOSS	$(6.1)	$(7.2)

OTHER COMPREHENSIVE INCOME, net of tax:
Foreign currency translation adjustments, net	15.3	16.2
Derivatives, net of tax expense (benefit) of $3.8 and $(2.6) in 2012 and 2011, respectively	5.1	0.3
Reclassification of derivative losses (gains) into earnings	2.0	(5.3)

Other comprehensive income	$22.4	$11.2

Comprehensive income	$16.3	$4.0

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2012 and 2011

(Unaudited, in millions)

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6.1)	$(7.2)
Net loss from discontinued operations	5.6	3.7
Adjustments to reconcile net loss to net cash used in operating activities:
Income from equity method investments	(2.4)	(2.6)
Restructuring expenses, net of cash paid	1.7	(1.8)
Provision for bad debts	1.6	0.8
Unrealized (gain) loss on derivative contracts	(0.5)	1.2
Stock-based compensation expense	3.8	4.9
Depreciation and amortization	14.2	14.1
Deferred income taxes	(0.1)	(0.8)
Other items, net	0.4	0.6
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts and notes receivable	10.3	17.1
Inventories	(75.7)	(134.6)
Other current assets	3.9	(1.8)
Accounts payable	34.2	50.2
Accrued expenses	(17.0)	(58.8)
Income taxes payable and receivable	(8.5)	(25.9)
Other	1.9	(1.5)
Net cash used in discontinued operations	(1.6)	(5.9)

Net cash used in operating activities	(34.3)	(148.3)
CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from the disposal of property, plant and equipment	0.1	0.7
Purchases of property, plant and equipment	(6.8)	(7.9)
Acquisition of businesses	—	(144.2)
Change in restricted cash	—	1.6
Net cash used in discontinued operations	(0.1)	(0.3)

Net cash used in investing activities	(6.8)	(150.1)
CASH FLOWS FROM FINANCING ACTIVITIES:

Short-term borrowings, net	6.6	1.2
Asset securitization borrowings	170.0	50.0
Asset securitization payments	(170.0)	—
Long-term payments	(0.2)	(0.2)
Borrowings from revolving credit facility	267.5	339.0
Payments on revolving credit facility	(215.5)	(167.5)
Proceeds from stock option exercises	0.1	0.9
Repurchases of common stock	(1.9)	(24.7)
Excess tax benefits related to share-based payments	0.8	1.2
Cash dividends paid	(9.2)	(8.1)

Net cash provided by financing activities	48.2	191.8

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7.1	(106.6)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	2.6	1.8
CASH AND CASH EQUIVALENTS, beginning of period	45.0	160.0

CASH AND CASH EQUIVALENTS, end of period	$54.7	$55.2

Supplementary disclosures of cash flow information:
Cash paid during the year for:
Interest, net	$2.3	$1.6

Income taxes (net of refunds)	$5.1	$21.5

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. General:

References in this Quarterly Report on Form 10-Q to “we,” “our,” “us,” “LII” or the “Company” refer to Lennox International Inc. and its subsidiaries, unless the context requires otherwise.

Basis of Presentation

The accompanying unaudited Consolidated Balance Sheet as of March 31, 2012, the accompanying unaudited Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011, the unaudited Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011, and the accompanying unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011 should be read in conjunction with our audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2011. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The accompanying consolidated financial statements contain all material adjustments, consisting principally of normal recurring adjustments, necessary for a fair presentation of our financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to applicable rules and regulations, although we believe that the disclosures herein are adequate to make the information presented not misleading. The operating results for the interim periods are not necessarily indicative of the results that may be expected for a full year.

Our fiscal year ends on December 31 and our quarters are each comprised of 13 weeks. For convenience, throughout these financial statements, the 13 weeks comprising each quarterly period are denoted by the last day of the respective calendar quarter.

Use of Estimates

The preparation of financial statements requires us to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the valuation of accounts receivable, inventories, goodwill, intangible assets, and other long-lived assets, contingencies, guarantee obligations, indemnifications, and assumptions used in the calculation of income taxes, and pension and postretirement medical benefits, among others. These estimates and assumptions are based on management’s best estimates and judgment.

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

New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). This ASU eliminates the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. Rather, it gives an entity the choice to present the components of net income and other comprehensive income in either a single continuous statement or two separate but consecutive statements. The components of comprehensive income and timing of reclassification of an item to net income do not change with this update. ASU 2011-05 requires retrospective application and is effective for annual and interim periods beginning after December 15, 2011. We adopted this ASU in the first quarter of 2012 and have presented separate Consolidated Statements of Comprehensive Income.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350):Testing Goodwill for Impairment (“ASU 2011-08”) related to goodwill impairment guidance. This ASU gives an option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If after assessing all events and circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the performance of the two-step impairment test is unnecessary. The effective date is for fiscal years beginning after December 15, 2011. We adopted this ASU in the first quarter of 2012. See Note 3 for the results of our annual goodwill impairment test.

In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This ASU defers including the reclassification adjustments in the income statement but does not defer reclassification adjustments in other comprehensive income. We have included the reclassification adjustments in other comprehensive income in the Consolidated Statements of Comprehensive Income as allowed in this ASU.

2. Inventories:

Components of inventories are as follows (in millions):

	As of March 31,	As of December 31,
	2012	2011
Finished goods	$288.3	$222.3
Work in process	14.7	13.3
Raw materials and repair parts	172.5	162.3

	475.5	397.9
Excess of current cost over last-in, first-out cost and other items	(73.6)	(73.9)

Total inventories, net	$401.9	$324.0

3. Goodwill:

The changes in the carrying amount of goodwill for the first three months of 2012, in total and by segment, are as follows (in millions):

	Balance at December 31, 2011			Balance at March 31, 2012
Segment:	Goodwill	Acquisitions/ (Dispositions)	Other(2)	Goodwill
Residential Heating & Cooling	$26.1	$—	$—	$26.1
Commercial Heating & Cooling	29.4	—	0.5	29.9
Service Experts(1)	116.5	—	3.1	119.6
Refrigeration	133.6	—	1.4	135.0

	$305.6	$—	$5.0	$310.6

(1)	Service Experts goodwill includes accumulated impairment losses of $208.0 million from prior periods with no impairment losses in the current year.
(2)	Other consists primarily of changes in foreign currency translation rates.

We performed our annual goodwill impairment test in the first quarter of 2012. We implemented ASU 2011-08 in the first quarter of 2012 which allows for an assessment of qualitative factors to determine if it is more likely than not the fair value of our reporting units is less than the carrying value including goodwill. Based on this qualitative assessment, as of the date of our annual impairment test, we believe it is more likely than not that our fair values exceed our carrying values; therefore, the traditional two step impairment test was not performed and we recognized no goodwill impairment for any of our reporting units. We will continue to monitor our reporting units throughout the year to determine if a change in facts and circumstances warrants a re-evaluation of our goodwill.

4. Derivatives:

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

Interest Rate Risk

A portion of our debt bears interest at variable interest rates, and therefore, we are subject to variability in the cash paid for interest. In order to mitigate a portion of the risk, we use a hedging strategy to eliminate the variability of cash flows in the interest payments associated with the first $100 million of the total variable-rate debt outstanding under our revolving credit facility that is solely due to changes in the benchmark interest rate. This strategy allows us to fix a portion of our variable interest payments.

On June 12, 2009, we entered into a $100 million pay-fixed, receive-variable interest rate swap with a large financial institution at a fixed interest rate of 2.66%. The variable portion of the interest rate swap is tied to the 1-Month LIBOR (the benchmark interest rate). The interest rates under both the interest rate swap and the underlying debt are reset, the swap is settled with the counterparty, and the interest is paid, on a monthly basis. The interest rate swap expires October 12, 2012. We account for the interest rate swap as a cash flow hedge.

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

Cash Flow Hedges

We include gains or losses in AOCI in connection with our commodity cash flow hedges. The gains or losses related to commodity price hedges are expected to be reclassified into earnings within the next 18 months based on the prices of the commodities at the settlement dates. Assuming that commodity prices remain constant, $0.1 million of derivative losses are expected to be reclassified into earnings within the next 12 months. Commodity futures contracts that are designated as cash flow hedges and are in place as of March 31, 2012 are scheduled to mature through August 2013.

We also include gains or losses in AOCI from our $100 million pay-fixed, receive-variable interest rate swap. Assuming that the benchmark interest rate remains constant, $0.8 million of derivative losses are expected to be reclassified into earnings within the next 12 months. The interest rate swap expires October 12, 2012.

We recorded the following amounts related to our cash flow hedges (in millions):

	As of March 31,	As of December 31,
	2012	2011
Commodity Price Hedges:
(Gains) losses included in AOCI, net of tax	$(0.4)	$6.1
Provision for (benefit from) income taxes	0.2	(3.5)
Interest Rate Swap:
Losses included in AOCI, net of tax	$0.8	$1.1
Benefit from income taxes	(0.5)	(0.6)

We had the following outstanding commodity futures contracts designated as cash flow hedges (in millions):

	As of March 31, 2012	As of December 31, 2011
	(pounds)	(pounds)
Copper	21.2	23.3

Derivatives not Designated as Cash Flow Hedges

For commodity derivatives not designated as cash flow hedges, we follow the same hedging strategy as derivatives designated as cash flow hedges. We elect not to designate these derivatives as cash flow hedges at the inception of the arrangement. We had the following outstanding commodity futures contracts not designated as cash flow hedges (in millions):

	As of March 31, 2012	As of December 31, 2011
	(pounds)	(pounds)
Copper	2.6	2.8
Aluminum	2.8	3.0

We had the following outstanding foreign currency forward contracts not designated as cash flow hedges (in millions):

	As of March 31,	As of December 31,
	2012	2011
Notional amounts:
Brazilian Real	4.4	4.5
U.S. Dollars	0.8	2.0
Mexican Peso	250.0	172.0
Euros	—	7.8
British Pounds	6.0	6.5
Indian Rupees	195.0	—

Information About the Location and Amounts of Derivative Instruments

The following table provides the location and amounts of derivative fair values in the Consolidated Balance Sheets and derivative gains and losses in the Consolidated Statements of Operations (in millions):

	Fair Values of Derivative Instruments(1)
	Derivatives Designated as Hedging Instruments		Derivatives Not Designated as Hedging Instruments
	As of March 31, 2012	As of December 31, 2011	As of March 31, 2012	As of December 31, 2011
Current Assets:
Other Assets
Commodity futures contracts	$1.2	$—	$0.1	$—
Foreign currency forward contracts	—	—	0.1	1.2

Non-Current Assets:
Other Assets, net
Commodity futures contracts	0.5	0.1	0.1	—

Total Assets	$1.7	$0.1	$0.3	$1.2

Current Liabilities:
Accrued Expenses
Commodity futures contracts	$1.0	$9.4	$0.6	$1.8
Interest rate swap	1.3	1.8	—	—
Foreign currency forward contracts	—	—	0.1	0.1

Non-Current Liabilities:
Other Liabilities
Commodity futures contracts	—	0.3	—	0.2
Interest rate swap	—	—	—	—

Total Liabilities	$2.3	$11.5	$0.7	$2.1

(1)	All our derivative instruments are classified as Level 2 within the fair value hierarchy. For more information on other fair value measurements, see Note 14.

Derivatives Designated as Hedging Instruments
	For the Three Months Ended March 31,
	2012	2011
Amount of Loss or (Gain) Reclassified from AOCI into Income (Effective Portion):
Commodity futures contracts(1)	$1.9	$(5.2)
Interest rate swap(2)	0.6	0.6

	$2.5	$(4.6)

Amount of (Gain) or Loss Recognized in Income on Derivatives (Ineffective Portion):
Commodity futures contracts(3)	$(0.1)	$—

Derivatives Not Designated as Hedging Instruments
	For the Three Months Ended March,
	2012	2011
Amount of (Gain) or Loss Recognized in Income on Derivatives:
Commodity futures contracts(3)	$(1.3)	$0.1
Foreign currency forward contracts(3)	—	0.9

	$(1.3)	$1.0

(1)	The loss (gain) is recorded in Cost of goods sold in the accompanying Consolidated Statements of Operations.
(2)	The loss (gain) is recorded in Interest expense, net in the accompanying Consolidated Statements of Operations.
(3)	The loss (gain) is recorded in Losses and other expenses, net in the accompanying Consolidated Statements of Operations.

5. Income Taxes:

As of March 31, 2012, we had approximately $6.0 million in total gross unrecognized tax benefits. Of this amount, $5.9 million (net of federal benefit on state issues), if recognized, would be recorded through the

Consolidated Statement of Operations. As of March 31, 2012, we recognized $0.1 million (net of federal tax benefits) in interest and penalties in income tax expense in accordance with FASB Accounting Standards Codification (“ASC”) Topic 740.

We are currently under examination for our U.S. federal income taxes for 2011 and 2012 and are subject to examination by numerous other taxing authorities in the U.S. and in jurisdictions such as Australia, Belgium, France, Canada, and Germany. We are generally no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by taxing authorities for years before 2007.

6. Commitments and Contingencies:

We are subject to contingencies that arise in the normal course of business, including product warranties and other product related contingencies, pending litigation, environmental matters and other guarantees or claims.

We use a combination of third-party insurance and self-insurance plans (large deductible or captive) to provide protection against claims relating to contingencies such as workers’ compensation, general liability, product liability, property damage, aviation liability, directors’ and officers’ liability, auto liability, physical damage and other exposures. Self-insurance expense and liabilities are actuarially determined based on our historical claims information, as well as industry factors and trends. Because we have a captive insurance company, we are required to maintain specified levels of liquid assets from which we must pay claims. The majority of our self-insured risks (excluding auto liability and physical damage) will be paid over an extended period of time. There have been no material changes in our insurance liability since our latest fiscal year-end. We also maintain third-party insurance coverage for risks not retained within our large deductible or captive insurance plans. The self-insurance liabilities recorded in Accrued expenses in the accompanying Consolidated Balance Sheets were $65.0 million and $63.3 million as of March 31, 2012 and December 31, 2011, respectively.

Product Warranties and Product Related Contingencies

Total liabilities for estimated product warranty are included in the following captions on the accompanying Consolidated Balance Sheets (in millions):

	As of March 31,	As of December 31,
	2012	2011
Accrued expenses	$28.3	$29.4
Other liabilities	43.4	41.8

	$71.7	$71.2

The changes in total product warranty liabilities for the first quarter of 2012 were as follows (in millions):

Total warranty liability as of December 31, 2011	$71.2
Payments made in 2012	(6.1)
Changes resulting from issuance of new warranties	6.2
Changes in estimates associated with pre-existing liabilities	0.1
Changes in foreign currency translation rates and other	0.3

Total warranty liability as of March 31, 2012	$71.7

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

In addition to normal product warranty, we identified a product quality issue in a heating and cooling product line produced in 2006 and 2007 that we believe resulted from a vendor-supplied materials quality issue. The expense for this product quality issue, and the related liability, is not included in the above tables related to our estimated warranty liabilities. The expense related to this product quality issue was classified in Cost of Goods Sold in the Consolidated Statements of Operations and the related liability is included in Accrued expenses in the Consolidated Balance Sheets. We may incur additional charges in the future as more information becomes available. The changes in the accrued product quality issue for the first quarter of 2012 were as follows (in millions):

Total accrued product quality issue as of December 31, 2011	$7.5
Product quality claims	(1.2)

Total accrued product quality issue as of March 31, 2012	$6.3

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

Our obligations under the Lake Park Lease are secured by a pledge of our interest in the leased property and are also guaranteed by us and certain of our subsidiaries. The Lake Park Lease, as amended, contains restrictive covenants that are consistent with those of our Domestic Revolving Credit Facility. We were in compliance with these financial covenants as of March 31, 2012.

7. Lines of Credit and Financing Arrangements:

The following tables summarize our outstanding debt obligations and the classification in the accompanying Consolidated Balance Sheets (in millions):

	As of March 31, 2012	As of December 31, 2011
Short-Term Debt:
Foreign obligations	$11.4	$4.7

Total short-term debt	$11.4	$4.7

Current maturities of long-term debt:	$0.6	$0.8

Long-Term Debt:
Capital lease obligations	16.5	16.6
Domestic revolving credit facility	295.0	243.0
Senior unsecured notes	200.0	200.0

Total long-term debt	$511.5	$459.6

Total debt	$523.5	$465.1

Short-Term Debt

Foreign Obligations

Through several of our foreign subsidiaries, we have available to us foreign facilities to assist in financing seasonal borrowing needs for our foreign locations. We had $11.4 million and $4.7 million of foreign obligations as of March 31, 2012 and December 31, 2011, respectively.

Asset Securitization Program

Under a Receivables Purchase Agreement (“RPA”), we are eligible to sell beneficial interests in a portion of our trade accounts receivable to participating financial institutions for cash. The RPA is subject to renewal and contains a provision whereby we retain the right to repurchase all of the outstanding beneficial interests transferred. Our continued involvement with the transferred assets includes servicing, collection and administration of the transferred beneficial interests. The sale of the beneficial interests in our trade accounts receivable are reflected as secured borrowings in the accompanying Consolidated Balance Sheets and proceeds received are included in cash flows from financing activities in the accompanying Consolidated Statements of Cash Flows. The RPA provides for a maximum securitization amount of $150.0 million or 100% of the net pool balance as defined by the RPA. However, eligibility for securitization is limited based on the amount and quality of the qualifying accounts receivable and is calculated monthly. The beneficial interest sold cannot exceed the maximum amount even if our qualifying accounts receivable is greater than the maximum amount at any point in time. On March 30, 2012, the parties involved with this securitization program agreed to remove Lennox Hearth Products LLC from the program. Any receivables originated by Lennox Hearth Products LLC that remained outstanding as of that date were repurchased by us. The maximum securitization amount of $150.0 million was not modified. The eligible amounts available and beneficial interests sold were as follows (in millions):

	As of March 31,	As of December 31,
	2012	2011
Eligible amount available under the RPA on qualified accounts receivable	$150.0	$150.0
Beneficial interest sold	—	—

Remaining amount available	$150.0	$150.0

Under the RPA, we pay certain discount fees to use the program and have the facility available to us. These fees relate to both the used and unused portions of the securitization. The used fee is based on the beneficial interest sold and calculated on the average floating commercial paper rate determined by the purchaser of the beneficial interest, plus a program fee of 0.60%. The average rate for March 31, 2012 was 0.85% and the average rate at December 31, 2011 was 0.91%. The unused fee is based on 102% of the maximum available amount less the beneficial interest sold and calculated at a 0.30% fixed rate throughout the term of the agreement. We recorded these fees in Interest Expense, net in the accompanying Consolidated Statements of Operations. The interest expense, including all fees, related to the RPA recorded was as follows (in millions):

	For the Three Months Ended March 31,
	2012	2011
Interest expense (including fees)	$0.3	$0.1

The RPA contains certain restrictive covenants relating to the quality of our accounts receivable and cross-default provisions with our Domestic Revolving Credit Facility and senior unsecured notes. The administrative agent under the RPA is also a participant in our Domestic Revolving Credit Facility. The participating financial institutions have investment grade credit ratings. We continue to evaluate their credit rating and have no reason to believe they will not perform under the RPA. As of March 31, 2012, we were in compliance with all covenant requirements.

Long-Term Debt

Domestic Revolving Credit Facility

Under our $650 million Domestic Revolving Credit Facility, we had outstanding borrowings of $295.0 million and $78.5 million committed to standby letters of credit as of March 31, 2012. Subject to covenant limitations, $276.5 million was available for future borrowings. This Domestic Revolving Credit Facility provides for issuance of letters of credit for the full amount of the credit facility and matures in October 2016. Additionally, at our request and subject to certain conditions, the commitments under the Domestic Revolving Credit Facility may be increased by a maximum of $100 million as long as existing or new lenders agree to provide such additional commitments.

Our weighted average borrowing rate on the facility was as follows:

	As of March 31, 2012	As of December 31, 2011
Weighted average borrowing rate	1.49%	1.53%

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

If any event of default occurs and is continuing, lenders with a majority of the aggregate commitments may require the administrative agent to terminate our right to borrow under our Domestic Revolving Credit Facility and accelerate amounts due under our Domestic Revolving Credit Facility (except for a bankruptcy event of default, in which case such amounts will automatically become due and payable and the lenders’ commitments will automatically terminate). As of March 31, 2012, we were in compliance with all covenant requirements.

Senior Unsecured Notes

We issued $200.0 million of senior unsecured notes in May 2010 through a public offering. Interest is paid semiannually on May 15 and November 15 at a fixed interest rate of 4.90% per annum. These notes mature on May 15, 2017.

The notes are guaranteed, on a senior unsecured basis, by each of our domestic subsidiaries that guarantee payment by us of any indebtedness under our Domestic Revolving Credit Facility. The indenture governing the notes contains covenants that, among other things, limit our ability and the ability of the subsidiary guarantors to: create or incur certain liens; enter into certain sale and leaseback transactions; enter into certain mergers, consolidations and transfers of substantially all of our assets; and transfer certain properties. The indenture also contains a cross default provision which is triggered if we default on other debt of at least $75 million in principal which is then accelerated, and such acceleration is not rescinded within 30 days of the notice date. As of March 31, 2012, we were in compliance with all covenant requirements.

8. Pension and Postretirement Benefit Plans:

The components of net periodic benefit cost were as follows (in millions):

	For the Three Months Ended March 31,
	2012	2011	2012	2011
	Pension Benefits		Other Benefits
Service cost	$1.4	$1.4	$0.3	$0.2
Interest cost	4.3	4.5	0.2	0.2
Expected return on plan assets	(4.7)	(4.8)	—	—
Amortization of prior service cost	0.1	0.1	(0.5)	(0.5)
Amortization of net loss	2.2	1.7	0.3	0.3
Settlements or curtailments	—	1.5	—	—

Total net periodic pension cost	$3.3	$4.4	$0.3	$0.2

Pension expense includes pension benefits of $3.3 million and $4.0 million in Income from continuing operations for the three months ended March 31, 2012 and 2011, respectively, and $0.4 million in Loss from discontinued operations in the three months ended March 31, 2011. The pension expense for other benefits is included in Income from continuing operations for the three months ended March 31, 2012 and 2011.

9. Stock-Based Compensation:

The Lennox International Inc. 2010 Incentive Plan, as amended and restated, provides for various long-term incentive awards, which include performance share units, restricted stock units and stock appreciation rights. Net stock-based compensation expense recognized was as follows (in millions):

	For the Three Months Ended March 31,
	2012	2011
Net stock-based compensation expense	$3.8	$4.9

Net stock-based compensation expense includes $4.3 million in Selling, General and Administrative Expenses and a $0.5 million benefit in Loss from discontinued operations for shares that were probable of forfeiture as of March 31, 2012 due to the pending Hearth sale in the accompanying Consolidated Statements of Operations.

10. Restructuring Charges:

As part of our strategic priorities of manufacturing and sourcing excellence and expense reduction, we initiated various manufacturing rationalization actions designed to lower our cost structure. We expanded these expense reductions across the organization by initiating a number of activities to rationalize and reorganize various support and administrative functions. Restructuring charges are not included in our calculation of segment profit (loss), see Note 13 for further discussion. Detailed below are the restructuring activities that we incurred additional expense in 2012.

2010 Plans

Refrigeration

We began to exit certain Refrigeration manufacturing operations in Milperra, Australia in 2010, specifically our OEM coil manufacturing and contract coil manufacturing. The exit of our OEM coil manufacturing was substantially complete in 2010. We initiated restructuring activities related to exiting contract coil manufacturing in the third quarter of 2010. The remaining costs related to this restructuring activity primarily relate to plant closure costs. In the first quarter of 2012, we recognized $0.2 million in plant closure costs. We reversed $0.3 million in severance charges in the first quarter of 2012 to adjust estimated charges for our OEM coil manufacturing restructuring to actual.

Service Experts

We began to reorganize certain administrative functions and the management structure of our Service Experts business in 2010 and initiated two actions. The first action was to reorganize the administrative operations of an acquired company and was completed in 2010. The second action, initiated in the fourth quarter of 2010, was to reorganize the management structure of our Service Experts business. We recognized $0.4 million in severance and other costs in the first quarter of 2012. This reorganization is substantially complete.

2009 and Prior Plans

Regional Distribution Network

In the fourth quarter of 2008, we commenced the transition of activities performed at our North American Parts Center in Des Moines, Iowa to other locations, including our North American Distribution Center in Marshalltown, Iowa. In the first quarter of 2012, we recognized $2.6 million primarily in lease termination charges. The total expected restructuring charges for the regional distribution network is $6.6 million of which $6.2 million were incurred to date.

Total Restructuring

Information regarding the restructuring charges for all plans is as follows (in millions):

	Charges Incurred in 2012	Charges Incurred to Date	Total Charges Expected to be Incurred
Severance and related expense	$—	$33.9	$33.9
Asset write-offs and accelerated depreciation	—	11.8	11.8
Equipment moves	0.1	1.9	2.2
Lease termination	2.5	9.6	9.6
Other	0.5	18.3	19.3

Total	$3.1	$75.5	$76.8

Information regarding the restructuring charges by segment is as follows (in millions):

	Charges Incurred in 2012	Charges Incurred to Date	Total Charges Expected to be Incurred
Residential Heating & Cooling	$2.7	$21.0	$22.1
Commercial Heating & Cooling	—	12.6	12.6
Service Experts	0.4	9.1	9.3
Refrigeration	—	27.1	27.1
Corporate & Other	—	5.7	5.7

Total	$3.1	$75.5	$76.8

Restructuring reserves are included in Accrued Expenses in the accompanying Consolidated Balance Sheets. The table below details activity within the restructuring reserves for the first quarter of 2012 (in millions):

Description of Reserves	Balance as of December 31, 2011	Charged to Earnings	Cash Utilization	Non-Cash Utilization and Other	Balance as of March 31, 2012
Severance and related expense	$2.5	$—	$(0.7)	$—	$1.8
Asset write-offs and accelerated depreciation	—	—	—	—	—
Equipment moves	—	0.1	(0.1)	—	—
Lease termination	—	2.5	—	—	2.5
Other	0.1	0.5	(0.6)	0.1	0.1

Total restructuring reserves	$2.6	$3.1	$(1.4)	$0.1	$4.4

11. Discontinued Operations:

In the fourth quarter of 2011, we began to pursue strategic alternatives for our Hearth reporting unit due to the prolonged uncertainty of the residential new construction market and our outlook for this reporting unit. The Hearth reporting unit is heavily dependent on the residential new construction market; more so than our other reporting units due to its product offerings: fireplaces, stoves and venting products.

In the first quarter of 2012, management committed to a plan to sell the Hearth business. This planned sale of the Hearth reporting unit qualified as a discontinued operation in the first quarter of 2012 and was reported as assets and liabilities held for sale for all periods presented. The Hearth reporting unit was previously included in our Residential Heating & Cooling segment. We recorded a $6.3 million pre-tax charge in discontinued operations in the first quarter of 2012 to write-down the net assets to their estimated fair value.

A summary of net trade sales and pre-tax operating losses are detailed below (in millions):

	For the Three Months Ended March 31,
	2012	2011
Net trade sales	$18.6	$18.4
Pre-tax operating loss	(8.5)	(5.7)

The assets and liabilities of the discontinued operations are presented as follows in the accompanying Consolidated Balance Sheets (in millions):

	As of March 31,	As of December 31,
	2012	2011
Assets of discontinued operations:
Accounts receivable, net	$8.5	$7.3
Inventories, net	13.7	12.4
Deferred income taxes	9.6	9.1
Property, Plant and Equipment	—	5.4
Other assets	0.6	0.8
Liabilities of discontinued operations:
Accounts Payable	$7.4	$6.0
Accrued expenses	4.1	5.2
Pensions	3.5	—
Other Liabilities	0.4	0.4

12. Loss Per Share:

Due to the net losses recorded in the first quarters of 2012 and 2011, basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net loss by the sum of the weighted-average number of shares and the number of equivalent shares assumed outstanding, if dilutive, under our stock-based compensation plans.

The computations of basic and diluted loss per share for Loss from Continuing Operations were as follows (in millions, except per share data):

	For the Three Months Ended March 31,
	2012	2011
Net loss	$(6.1)	$(7.2)
Add: Loss from discontinued operations	(5.6)	(3.7)

Loss from continuing operations	$(0.5)	$(3.5)

Weighted-average shares outstanding – basic and diluted	50.9	53.6

Loss per share from continuing operations – basic and diluted	(0.01)	(0.06)
Loss per share from discontinued operations – basic and diluted	(0.11)	(0.07)

Net loss per share	$(0.12)	$(0.13)

Not included in the 2012 and 2011 computations of diluted loss per share were 636,860 and 1,128,847 shares, respectively, of potentially dilutive securities, including stock options, stock appreciation rights, restricted stock units and performance share units as these shares would be anti-dilutive. The shares were anti-dilutive due to the loss position in both periods.

Additionally, stock appreciation rights were outstanding, but not included in the diluted loss per share calculation because the assumed exercise of such rights would be anti-dilutive. The details are as follows:

	For the Three Months Ended March 31,
	2012	2011
Number of shares	1,136,015	464,314
Price ranges per share	$34.06-46.78	$46.78

13. Reportable Business Segments:

We operate in four reportable business segments of the heating, ventilation, air conditioning and refrigeration (“HVACR”) industry. Our segments are organized primarily by the nature of the products and services provided. The table below details the nature of the operations for each reportable segment:

Segment	Product or Services	Markets Served	Geographic Areas

Residential Heating & Cooling	Heating Air Conditioning	Residential Replacement Residential New Construction	United States Canada

Commercial Heating & Cooling	Rooftop Products Chillers Air Handlers	Light Commercial	United States Canada Europe

Service Experts	Equipment Sales Installation Maintenance Repair	Residential Light Commercial	United States Canada

Refrigeration	Unit Coolers Condensing Units Other Commercial Refrigeration Products Display Cases and Systems	Light Commercial Food Preservation and Non-Food/Industrial	United States Canada Europe Asia Pacific South America Mexico

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

Net sales and segment profit (loss) by business segment, along with a reconciliation of segment profit (loss) to Loss from Continuing Operations Before Income Taxes are shown below (in millions):

	For the Three Months Ended March 31,
	2012	2011
Net Sales
Residential Heating & Cooling	$272.6	$253.6
Commercial Heating & Cooling	137.0	138.8
Service Experts	101.6	116.5
Refrigeration	185.1	175.1
Eliminations (1)	(12.1)	(14.6)

	$684.2	$669.4

Segment Profit (Loss)(2)
Residential Heating & Cooling	$11.0	$4.4
Commercial Heating & Cooling	6.0	5.9
Service Experts	(11.5)	(8.2)
Refrigeration	14.2	13.5
Corporate and other	(14.4)	(14.5)
Eliminations (1)	(0.2)	(0.3)

Subtotal that includes segment profit and eliminations	5.1	0.8
Reconciliation to loss from continuing operations before income taxes:
Special product quality adjustment	(0.4)	—
Items in Gains and other expenses, net that are excluded from segment profit (loss) (3)	(1.5)	0.9
Restructuring charges	3.1	1.2
Interest expense, net	4.7	4.1
Other expense, net	—	—

Loss from continuing operations before income taxes	$(0.8)	$(5.4)

(1)	Eliminations consist of intercompany sales between business segments, such as products sold to Service Experts by the Residential Heating & Cooling segment.

(2)	We define segment profit and loss as a segment’s income or loss from continuing operations before income taxes included in the accompanying Consolidated Statements of Operations, excluding:

•	Special product quality adjustments.

•	Items within Gains and other expenses, net that are noted in (3).

•	Restructuring charges.

•	Interest expense, net.

•	Acquisition costs.

•	Other expense, net.

(3)	Items in Gains and other expenses, net that are excluded from segment profit are net change in unrealized gains and/or losses on open futures contracts, discount fee on accounts sold, realized gains and/or losses on marketable securities, special legal contingency charge, and other items.

14. Fair Value Measurements:

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)
	As of March 31, 2012	As of December 31, 2011
Assets:
Investment in marketable equity securities (1)	$8.6	$8.4

(1)	Investment in marketable equity securities is recorded in Other Assets, net in the accompanying Consolidated Balance Sheets.

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

	As of March 31, 2012	As of December 31, 2011
Senior unsecured notes	$211.1	$207.0

15. Condensed Consolidating Financial Statements:

The Company’s senior unsecured notes are unconditionally guaranteed by certain of the Company’s subsidiaries (the “Guarantor Subsidiaries”) and are not secured by our other subsidiaries (the “Non-Guarantor Subsidiaries”). As a result of the guarantee arrangements, we are required to present the following condensed consolidating financial statements.

The condensed consolidating financial statements reflect the investments in subsidiaries of the Company using the equity method of accounting. Intercompany account balances have been included in Accounts and notes receivable, Other assets (Current), Other assets, net, Short-term debt, Accounts payable, and Long-term debt line items of the Parent, Guarantor and Non-Guarantor balance sheets. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

Condensed consolidating financial statements of the Company, its Guarantor Subsidiaries and Non-Guarantor Subsidiaries as of March 31, 2012 and December 31, 2011 and for the three months ended March 31, 2012 and 2011 are shown below:

Condensed Consolidating Balance Sheets

As of March 31, 2012

(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$0.9	$16.9	$36.9	$—	$54.7
Accounts and notes receivable, net	(910.5)	860.2	418.6	26.4	394.7
Inventories, net	—	295.2	111.5	(4.8)	401.9
Deferred income taxes, net	2.3	23.4	8.4	(1.3)	32.8
Other assets	1.7	21.1	123.6	(64.6)	81.8
Assets of discontinued operations	—	25.6	6.8	—	32.4

Total current assets	(905.6)	1,242.4	705.8	(44.3)	998.3
PROPERTY, PLANT AND EQUIPMENT, net	—	245.3	53.9	—	299.2
GOODWILL	—	133.9	176.7	—	310.6
DEFERRED INCOME TAXES	(0.3)	89.7	19.4	(9.7)	99.1
OTHER ASSETS, net	2,167.1	556.1	24.6	(2,665.0)	82.8

TOTAL ASSETS	$1,261.2	$2,267.4	$980.4	$(2,719.0)	$1,790.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$119.5	$—	$(70.6)	$(37.5)	$11.4
Current maturities of long-term debt	—	0.4	0.2	—	0.6
Accounts payable	9.2	177.7	83.4	37.1	307.4
Accrued expenses	7.7	170.0	78.3	(0.1)	255.9
Income taxes payable	(2.6)	4.7	31.3	(27.7)	5.7
Liabilities of discontinued operations	—	12.2	3.2	—	15.4

Total current liabilities	133.8	365.0	125.8	(28.2)	596.4
LONG-TERM DEBT	495.0	16.1	98.6	(98.2)	511.5
POSTRETIREMENT BENEFITS, OTHER THAN PENSIONS	—	18.9	—	—	18.9
PENSIONS	—	108.1	13.1	—	121.2
OTHER LIABILITIES	0.8	60.4	14.0	(11.0)	64.2

Total liabilities	629.6	568.5	251.5	(137.4)	1,312.2
COMMITMENTS AND CONTINGENCIES
TOTAL STOCKHOLDERS’ EQUITY	631.6	1,698.9	728.9	(2,581.6)	477.8

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,261.2	$2,267.4	$980.4	$(2,719.0)	$1,790.0

Condensed Consolidating Statements of Operations

For the Three Months Ended March 31, 2012

(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$—	$523.2	$208.1	$(47.1)	$684.2
COST OF GOODS SOLD	—	408.2	156.9	(47.0)	518.1

Gross profit	—	115.0	51.2	(0.1)	166.1
OPERATING EXPENSES:
Selling, general and administrative expenses	—	121.6	41.4	—	163.0
(Gains) losses and other expenses, net	(1.6)	(0.7)	0.8	—	(1.5)
Restructuring charges	—	3.1	—	—	3.1
Loss (income) from equity method investments	6.8	2.1	(1.9)	(9.4)	(2.4)

(Loss) income from continuing operations	(5.2)	(11.1)	10.9	9.3	3.9
INTEREST EXPENSE (INCOME), net	4.4	(0.5)	0.8	—	4.7

(Loss) income from continuing operations before income taxes	(9.6)	(10.6)	10.1	9.3	(0.8)
(BENEFIT FROM) PROVISION FOR INCOME TAXES	(1.0)	(2.8)	3.6	(0.1)	(0.3)
Loss income from continuing operations	(8.6)	(7.8)	6.5	9.4	(0.5)
Loss from discontinued operations	—	(2.2)	(3.4)	—	(5.6)

Net (loss) income	$(8.6)	$(10.0)	$3.1	$9.4	$(6.1)

Condensed Consolidating Balance Sheets

As of December 31, 2011

(In millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1.0	$9.7	$34.4	$(0.1)	$45.0
Accounts and notes receivable, net	(991.9)	950.1	422.6	20.6	401.4
Inventories, net	—	221.2	107.5	(4.7)	324.0
Deferred income taxes, net	4.7	23.5	8.3	(1.3)	35.2
Other assets	1.6	21.7	108.6	(56.5)	75.4
Assets of discontinued operations	—	24.7	10.3	—	35.0

Total current assets	(984.6)	1,250.9	691.7	(42.0)	916.0
PROPERTY, PLANT AND EQUIPMENT, net	—	251.7	52.8	—	304.5
GOODWILL	—	133.4	172.2	—	305.6
DEFERRED INCOME TAXES	0.2	89.8	19.2	(9.7)	99.5
OTHER ASSETS, net	2,174.6	532.8	22.2	(2,649.5)	80.1

TOTAL ASSETS	$1,190.2	$2,258.6	$958.1	$(2,701.2)	$1,705.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$112.1	$—	$(67.3)	$(40.1)	$4.7
Current maturities of long-term debt	—	0.6	0.2	—	0.8
Accounts payable	9.2	133.5	96.9	31.4	271.0
Accrued expenses	15.3	177.0	87.3	(0.1)	279.5
Income taxes payable	(29.9)	28.0	24.7	(17.1)	5.7
Liabilities of discontinued operations	—	8.2	3.4	—	11.6

Total current liabilities	106.7	347.3	145.2	(25.9)	573.3
LONG-TERM DEBT	443.0	16.2	97.3	(96.9)	459.6
POSTRETIREMENT BENEFITS, OTHER THAN PENSIONS	—	18.6	—	—	18.6
PENSIONS	—	111.9	12.8	—	124.7
OTHER LIABILITIES	0.8	58.6	13.3	(11.0)	61.7

Total liabilities	550.5	552.6	268.6	(133.8)	1,237.9
COMMITMENTS AND CONTINGENCIES
TOTAL STOCKHOLDERS’ EQUITY	639.7	1,706.0	689.5	(2,567.4)	467.8

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,190.2	$2,258.6	$958.1	$(2,701.2)	$1,705.7

Condensed Consolidating Statements of Operations

For the Three Months Ended March 31, 2011

(In millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$—	$500.6	$213.3	$(44.5)	$669.4
COST OF GOODS SOLD	—	388.0	162.7	(45.6)	505.1

Gross profit	—	112.6	50.6	1.1	164.3
OPERATING EXPENSES:
Selling, general and administrative expenses	—	122.3	45.0	—	167.3
Losses (gains) and other expenses, net	0.9	(1.2)	(0.2)	0.2	(0.3)
Restructuring charges	—	0.7	0.5	—	1.2
Loss (income) from equity method investments	6.0	1.1	(2.3)	(7.4)	(2.6)

(Loss) income from continuing operations	(6.9)	(10.3)	7.6	8.3	(1.3)
INTEREST EXPENSE (INCOME), net	4.0	(0.8)	1.0	(0.1)	4.1

(Loss) income from continuing operations before income taxes	(10.9)	(9.5)	6.6	8.4	(5.4)
(BENEFIT FROM) PROVISION FOR INCOME TAXES	(1.8)	(3.0)	2.8	0.1	(1.9)

(Loss) income from continuing operations	(9.1)	(6.5)	3.8	8.3	(3.5)
Loss from discontinued operations	—	(3.4)	(0.3)	—	(3.7)

Net (loss) income	$(9.1)	$(9.9)	$3.5	$8.3	$(7.2)

Condensed Consolidating Statements of Cash Flows

For the Three Months Ended March 31, 2012

(In millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$30.9	$(71.5)	$6.3	$—	$(34.3)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the disposal of property, plant and equipment	—	0.1	—	—	0.1
Purchases of property, plant and equipment	—	(5.7)	(1.1)	—	(6.8)
Net cash used in discontinued operations	—	(0.1)	—	—	(0.1)

Net cash used in investing activities	—	(5.7)	(1.1)	—	(6.8)
CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term borrowings, net	—	—	6.6	—	6.6
Asset securitization borrowings	—	—	170.0	—	170.0
Asset securitization payments	—	—	(170.0)	—	(170.0)
Long-term payments	—	(0.2)	—	—	(0.2)
Revolver long-term borrowings	267.5	—	—	—	267.5
Revolver long-term payments	(215.5)	—	—	—	(215.5)
Proceeds from stock option exercises	0.1	—	—	—	0.1
Repurchases of common stock	(1.9)	—	—	—	(1.9)
Excess tax benefits related to share-based payments	0.8	—	—	—	0.8
Intercompany debt	8.5	(2.2)	(6.3)	—	—
Intercompany financing activity	(81.3)	86.8	(5.5)	—	—
Cash dividends paid	(9.2)	—	—	—	(9.2)

Net cash (used in) provided by financing activities	(31.0)	84.4	(5.2)	—	48.2
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(0.1)	7.2	—	—	7.1
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	2.6	—	2.6
CASH AND CASH EQUIVALENTS, beginning of year	1.0	9.7	34.3	—	45.0

CASH AND CASH EQUIVALENTS, end of year	$0.9	$16.9	$36.9	$—	$54.7

Condensed Consolidating Statements of Cash Flows

For the Three Months Ended March 31, 2011

(In millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$59.7	$(131.0)	$(77.0)	$—	$(148.3)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the disposal of property, plant and equipment	—	0.7	—	—	0.7
Purchases of property, plant and equipment	—	(7.1)	(0.8)	—	(7.9)
Proceeds from sale of business	—	—	—	—	—
Acquisition of business	—	(136.3)	(7.9)	—	(144.2)
Restricted cash	—	—	1.6	—	1.6
Net cash used in discontinued operations	—	(0.3)	—	—	(0.3)

Net cash used in investing activities	—	(143.0)	(7.1)	—	(150.1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term borrowings, net	—	—	1.2	—	1.2
Asset securitization borrowings		—	50.0	—	50.0
Long-term payments	—	(0.2)	—	—	(0.2)
Revolver long-term borrowings	339.0	—	—	—	339.0
Revolver long-term payments	(167.5)	—	—	—	(167.5)
Proceeds from stock option exercises	0.9	—	—	—	0.9
Payments of deferred financing costs	—	—	—	—	—
Repurchases of common stock	(24.7)	—	—	—	(24.7)
Excess tax benefits related to share-based payments	1.2	—	—	—	1.2
Intercompany debt	1.8	(2.3)	0.5	—	—
Intercompany financing activity	(283.4)	275.6	7.8	—	—
Cash dividends paid	(8.1)	—	—	—	(8.1)

Net cash (used in) provided by financing activities	(140.8)	273.1	59.5	—	191.8
(DECREASE) IN CASH AND CASH EQUIVALENTS	(81.1)	(0.9)	(24.6)	—	(106.6)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	1.8	—	1.8
CASH AND CASH EQUIVALENTS, beginning of year	81.1	14.7	64.2	—	160.0

CASH AND CASH EQUIVALENTS, end of year	$—	$13.8	$41.4	$—	$55.2

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on information currently available to management as well as management’s assumptions and beliefs. All statements, other than statements of historical fact, included in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements identified by the words “may,” “will,” “should,” “plan,” “predict,” “anticipate,” “believe,” “intend,” “estimate” and “expect” and similar expressions. Such statements reflect our current views with respect to future events, based on what we believe are reasonable assumptions; however, such statements are subject to certain risks and uncertainties. In addition to the specific uncertainties discussed elsewhere in this Quarterly Report on Form 10-Q, the risk factors set forth in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, and those set forth in Part II, “Item 1A. Risk Factors” of this report, if any, may affect our performance and results of operations. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those in the forward-looking statements. We disclaim any intention or obligation to update or review any forward-looking statements or information, whether as a result of new information, future events or otherwise.

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

Our products and services are sold through a combination of distributors, independent and company-owned dealer service centers, other installing contractors, wholesalers, manufacturers’ representatives, and original equipment manufacturers and to national accounts. The demand for our products and services is seasonal and dependent on the weather. Warmer than normal summer temperatures generate strong demand for replacement air conditioning and refrigeration products and services and colder than normal winter temperatures have the same effect on heating products and services. Conversely, cooler than normal summers and warmer than normal winters depress the demand for HVACR products and services. In addition to weather, demand for our products and services is influenced by national and regional economic and demographic factors, such as interest rates, the availability of financing, regional population and employment trends, new construction, general economic conditions and consumer spending habits and confidence. A substantial portion of our business is attributable to replacement business, with the balance comprised of new construction business.

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

In the first quarter of 2012, our Residential Heating & Cooling segment saw a 7.5% increase in net sales and almost $7 million in increased profit. This segment benefitted from an increase in its new construction business as well as good comparables for its replacement business. The replacement equipment sales comparables to the first quarter of 2011 were better since consumers accelerated their replacement of systems in the fourth quarter of 2010 before the reduction in government tax credits as well as announced price increases in the first quarter of 2011. Our Refrigeration segment also saw net sales increase by 5.7% with an almost $1million increase in segment profit. The increase in our Refrigeration segment was driven by increased growth in our North American businesses. Our Commercial Heating & Cooling segment performance in the first quarter of 2012 was comparable to the first quarter of 2011. However, our Service Experts segment saw a 12.8% decline in net sales and a $3 million increase in loss for the first quarter of 2012 compared to the first quarter of 2011. The primary reason for the decline in net sales and increase in loss is due to unseasonably warm weather, particularly in January and February.

The Hearth business was placed in discontinued operations in the first quarter of 2012 as management committed to a plan to sell this business. The loss from discontinued operations in the first quarter of 2012 included a charge for $6.3 million to write-down the related assets to their estimated fair value.

Key Financial Statistics

•

Net sales for first quarter of 2012 increased to $684.2 million as compared to $669.4 million in 2011. The increase in net sales was due to our Residential Heating & Cooling and Refrigeration segments partially offset by our Service Experts segment as discussed above.

•

Operational income for first quarter of 2012 increased to $3.9 million of operational income compared to an operational loss of $1.3 million in 2011. The increase to operational income in 2012 was primarily due to the increase in sales volume from our Residential Heating & Cooling segment and increases in price and mix from our Commercial Heating & Cooling and Refrigeration segments and lower selling, general and administrative expenses in the first quarter of 2012 partially offset by higher raw material and component costs.

•

Net loss for the first quarter of 2012 was $6.1 million, including the write-down of net assets for our Hearth reporting unit included in loss from discontinued operations, compared to a net loss of $7.2 million in 2011. Basic and diluted loss per share from continuing operations were $0.01 in the first quarter of 2012 compared to $0.06 in 2011.

•

Cash of $34.3 million was used in operating activities for first quarter of 2012 compared to $148.3 million in the first quarter of 2011. Cash used in operating activities was lower than the first quarter of 2011 primarily due to a smaller increase in inventory in 2012.

Results of Operations

The following table provides a summary of our financial results, including information presented as a percentage of net sales (dollars in millions):

	Three Months Ended March 31,
			Percent Change Fav/(Unfav)
	Dollars			Percent Sales
	2012	2011		2012	2011
Net sales	$684.2	$669.4	2.2%	100.0%	100.0%
Cost of goods sold	518.1	505.1	(2.6)	75.7	75.5

Gross profit	166.1	164.3	1.1	24.3	24.5
Selling, general and administrative expenses	163.0	167.3	2.6	23.8	25.0
Gains and other expenses, net	(1.5)	(0.3)	400.0	(0.2)	N.M
Restructuring charges	3.1	1.2	(158.3)	0.5	0.1
Income from equity method investments	(2.4)	(2.6)	(7.7)	(0.4)	(0.4)

Operational income (loss)	$3.9	$(1.3)	400.0%	0.6%	(0.2)%

Net loss	$(6.1)	$(7.2)	15.3%	(0.9)%	(1.1)%

First Quarter of 2012 Compared to First Quarter of 2011 – Consolidated Results

Net Sales

Net sales increased 2.2% in the first quarter of 2012 compared to the first quarter of 2011. Our sales volumes were up 1.8% and price and mix were up 0.9% in the comparable period. Changes in foreign currency exchange rates unfavorably impacted net sales by 0.5%.

Gross Profit

Gross profit margins declined 20 basis points to 24.3% for the first quarter of 2012 when compared to gross profit margins of 24.5% in 2011. The impact from commodity costs on both raw material and components contributed approximately 50 basis points to the decline which was partially offset by improved price and mix of 20 basis points and favorable foreign currency exchange rates of 10 basis points.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses decreased by $4.3 million in the first quarter of 2012 compared to 2011, and, as a percentage of net sales, SG&A expenses declined to 23.8% in 2012 from 25.0% in 2011. The decline in SG&A is primarily due to general cost control initiatives. Changes in foreign currency exchange rates favorably impacted SG&A by $0.6 million

Gains and Other Expenses, Net

Gains and other expenses, net for the first quarters of 2012 and 2011 included the following (in millions):

	Three Months Ended March 31,
	2012	2011
Realized losses (gains) on settled futures contracts	$0.3	$(0.6)
Unrealized (gain) loss on unsettled futures contracts not designated as cash flow hedges	(1.7)	0.7
Foreign currency exchange (gains) loss	(0.3)	0.1
Gain on disposal of fixed assets	—	(0.7)
Acquisition expenses	—	0.2
Other items, net	0.2	—

Gains and other expenses, net	$(1.5)	$(0.3)

The change in gains and losses on futures contracts was primarily due to decreases in commodity prices relative to our futures contract prices during 2012 as compared to 2011 for the contracts that settled during the period. Conversely, the change in unrealized losses related to unsettled futures contracts not designated as cash flow hedges was primarily due to higher commodity prices relative to the futures contract prices for those contracts. For more information, see Note 4 in the Notes to the Consolidated Financial Statements.

Restructuring Charges

Restructuring charges increased from $1.2 million in the first quarter of 2011 to $3.1 million in the first quarter of 2012. The charges in the first quarter of 2012 were from open projects initiated in prior periods, as we did not initiate any new projects in the current period. The $3.1 million in restructuring charges in the current period primarily consisted of $2.5 million in lease termination charges for our Regional Distribution Network project and $0.5 million in charges for Service Experts reorganization. The restructuring charges from the first quarter of 2011were primarily minor charges from various open projects initiated in prior years.

Results from Equity Method and Other Equity Investments

Investments over which we do not exercise control but have significant influence are accounted for using the equity method of accounting. Income from equity method investments decreased slightly to $2.4 million in the first quarter of 2012 from $2.6 million in 2011.

Interest Expense, Net

Interest expense, net, increased to $4.7 million in 2012 from $4.1 million in 2011. The increase in interest expense was primarily attributable to an increase in the average amounts borrowed and an increase in the weighted average borrowing rate in the first quarter of 2012 compared to 2011.

Benefit from Income Taxes

The income tax benefits were $0.3 million in the first quarter of 2012 compared to $1.9 million in 2011. The effective tax rate was 34.0% for 2012 and 36.0% in 2011. Our effective rates differ from the statutory federal rate of 35% for certain items, such as foreign taxes at rates other than 35% and other permanent items.

Loss from Discontinued Operations

In the fourth quarter of 2011, we began to pursue strategic alternatives for our Hearth reporting unit due to the prolonged uncertainty of the residential new construction market and our outlook for this reporting unit. The Hearth reporting unit is heavily dependent on the residential new construction market; more so than our other reporting units due to its product offerings: fireplaces, stoves and venting products. In the first quarter of 2012, management committed to a plan to sell the Hearth business.

We had a pre-tax loss of $8.5 million in discontinued operations in the first quarter of 2012 for the Hearth reporting unit compared to a pre-tax loss of $5.7 million in the first quarter of 2011. The loss from discontinued operations in the first quarter of 2012 included a charge for $6.3 million to write-down the related assets to their estimated fair value.

First Quarter of 2012 Compared to First Quarter of 2011 – Results by Segment

Residential Heating & Cooling

The following table summarizes our Residential Heating & Cooling segment’s net sales and profit for the first quarters of 2012 and 2011 (dollars in millions):

	Three Months Ended March 31,
	2012	2011	Difference	% Change
Net sales	$272.6	$253.6	$19.0	7.5%
Profit	11.0	4.4	6.6	150.0%
% of net sales	4.0%	1.7%

Sales volumes increased by 10% in 2012 as compared to 2011 primarily due to an increase in net sales in our residential new construction business and good comparables for our replacement business. The first quarter of 2011 replacement equipment sales were negatively affected by consumers purchasing replacement systems in the fourth quarter of 2010 in advance of the reduction in government tax credits in 2011 and of announced price increases by the company. Partially offsetting the increase in sales volumes was an almost 3% decline in price and mix.

Segment profit increased almost $7 million due to $7 million in higher sales volumes, $2 million from favorable freight and distribution costs, and a $3 million decline in SG&A expenses. The decline in SG&A expenses was primarily from lower selling and advertising expenses and research and development expenses in the comparable period. Partially offsetting these increases in segment profit were $2 million in unfavorable price and mix and $2 million in increased other product costs from a decline in factory absorption due to lower production levels in the first quarter of 2012 compared to the first quarter of 2011.

Commercial Heating & Cooling

The following table summarizes our Commercial Heating & Cooling segment’s net sales and profit for the first quarters of 2012 and 2011 (dollars in millions):

	Three Months Ended March 31,
	2012	2011	Difference	% Change
Net sales	$137.0	$138.8	$(1.8)	(1.3)%
Profit	6.0	5.9	0.1	1.7
% of net sales	4.4%	4.3%

Our Commercial Heating & Cooling segment experienced a slight decline in net sales in the first quarter of 2012 compared to 2011. The decline in net sales was primarily due to unfavorable changes in foreign currency exchange rates of 2% and a 1% decline in sales volume on timing of national account deliveries. Partially offsetting these declines in net sales was a 1% increase in price and mix.

Segment profit for the first quarter of 2012 was relatively flat when compared to the first quarter of 2011. Segment profit was favorably impacted by $2 million increase in price and mix and a $3 million decline in other products costs due to an increase in factory productivity in the first quarter of 2012 compared to the first quarter of 2011. The increase in factory productivity was primarily related to factory inefficiencies in the first quarter of 2011 related to the Energence® product introduction. Almost fully offsetting these favorable items was $3 million in higher commodity costs in both raw materials and components and $2 million in higher SG&A costs. The increase in SG&A costs was primarily from increased selling and advertising expense.

Service Experts

The following table summarizes our Service Experts segment’s net sales and loss for the first quarters of 2012 and 2011 (dollars in millions):

	Three Months Ended March 31,
	2012	2011	Difference	% Change
Net sales	$101.6	$116.5	$(14.9)	(12.8)%
Loss	(11.5)	(8.2)	(3.3)	(40.2)
% of net sales	(11.3)%	(7.0)%

In total, sales volumes declined almost 19% which was partially offset by a 6% increase in price and mix.

In the seasonally lightest quarter, segment loss increased $3 million due to the impact of the volume decline in net sales of almost $7 million. Partially offsetting the volume decline was a SG&A expense improvement of $3 million due to lower commissions related to the decline in net sales and an increase in productivity from restructuring activities.

Refrigeration

The following table summarizes our Refrigeration segment’s net sales and profit for the first quarters of 2012 and 2011 (dollars in millions):

	Three Months Ended March 31,
	2012	2011	Difference	% Change
Net sales	$185.1	$175.1	$10.0	5.7%
Profit	14.2	13.5	0.7	5.2
% of net sales	7.7%	7.7%

Net sales increased almost 6% due to 4% in higher sales volumes and 2% in improved price and mix. Foreign exchange rates were relatively flat in the first quarter of 2012 compared to the first quarter of 2011.

Segment profit increased slightly in the first quarter of 2012 compared to the first quarter of 2011. Segment profit was favorably impacted by $1 million from the higher sales volumes and $4 million from improved price and mix. Almost fully offsetting the positive impact to segment profit by the increases in net sales was almost $1 million from component headwinds, $2 million in increased other product costs due to a decline in factory absorption with the decline in production in the first quarter of 2012, and $1 million in higher SG&A costs primarily due to higher commissions from the increase in net sales.

Corporate and Other

Corporate and other expenses were relatively flat at $14.4 million in the first quarter of 2012, down from $14.5 million in 2011.

Liquidity and Capital Resources

Our working capital and capital expenditure requirements are generally met through internally generated funds, bank lines of credit and a revolving period asset securitization arrangement. Working capital needs are generally greater in the first and second quarters due to the seasonal nature of our business cycle.

Statement of Cash Flows

The following table summarizes our cash activity for the quarters ended March 31, 2012 and 2011 (in millions):

	Three Months Ended March 31,
	2012	2011
Net cash used in operating activities	$(34.3)	$(148.3)
Net cash used in investing activities	(6.8)	(150.1)
Net cash provided by financing activities	48.2	191.8

Net Cash Used in Operating Activities

Operating activities resulted in a lower use of cash in 2012 compared to 2011. This decreased use was primarily due to a favorable change in working capital in 2012 and a favorable change in accrued expenses. Our working capital requirements resulted in a $31.2 million use of cash in the first quarter of 2012 compared to a $67.3 million use of cash in 2011. The decrease in working capital requirements was primarily related to inventory. As we prepare for the peak cooling season, we carry higher than average inventory balances in the first and second quarters to meet the summer demand. In addition to the higher than average inventory balances, in the first quarter of 2011our inventory increase was greater than what we normally see in this period due to an increased effort to level load our factories. The favorable comparison for accrued expenses was primarily due to higher payments for incentive compensation in 2011 versus 2012. Incentive compensation is accrued in the current year based on performance, but paid out in the first quarter of the subsequent year.

Net Cash Used in Investing Activities

Net cash used in investing activities for the first quarter of 2012 was $143.3 million less than 2011. The primary reason for the decrease in net cash used in investing activities was the $144.2 million cash used for the acquisition of the Kysor/Warren business from The Manitowoc Company in 2011.

Capital expenditures in the first quarter of 2012 were $6.8 million, which was slightly lower than the $7.9 million in the first quarter of 2011. Capital expenditures in the quarter were primarily related to investments in our distribution network, investments for manufacturing and sourcing excellence, and maintenance capital expenditures.

Net Cash Provided by Financing Activities

Net cash provided by financing activities decreased by $143.6 million in the first quarter of 2012 compared to the first quarter of 2011. This decrease was primarily related to an increase in net borrowings in the first quarter of 2011 to fund the Kysor/Warren acquisition. Additionally, we did not repurchase any shares under the share repurchase program in the first quarter of 2012 compared to $23.7 million in share repurchases in the first quarter of 2011.

Debt Position and Financial Leverage

The following table details our lines of credit and financing arrangements as of March 31, 2012:

	Maximum Capacity	Outstanding Borrowings	Available for Future Borrowings
Short-Term Debt:
Foreign Obligations	$11.4	$11.4	$—
Asset Securitization (1)	150.0	—	150.0

Total short-term debt	$161.4	$11.4	$150.0

Current Maturities of Long-Term Debt:	$0.6	$0.6	$—

Long-Term Debt:
Capital lease obligations	$16.5	$16.5	$—
Domestic revolving credit facility (2)	650.0	295.0	276.5
Senior unsecured notes	200.0	200.0	—

Total long-term debt	$866.5	$511.5	276.5

Total	$1,028.5	$523.5	$426.5

(1)	The maximum capacity under the asset securitization arrangement (“ASA”) is the lesser of $150.0 million or 100% of the net pool balance defined under the ASA.
(2)	The available future borrowings on our domestic revolving credit facility exclude $78.5 million in standby letters of credit.

As our peak season arrives, we typically pay down debt. We believe our available future borrowings combined with our cash of $54.7 million and future cash from operations are sufficient to fund our operations, planned capital expenditures, future contractual obligations, share repurchases, dividends and other needs in the foreseeable future. Our expected capital expenditures are $55 million for 2012.

Our debt-to-total-capital ratio increased to 52.3% at March 31, 2012 compared to 49.9% at December 31, 2011. The increase in the ratio is due to an increase in the total debt balance at March 31, 2012 primarily related to the seasonal build in inventory to meet peak seasonal demand.

Covenants on our outstanding debt did not change in the first quarter of 2012 and we were in compliance with all of our debt covenants as of March 31, 2012. For a more detailed discussion of our debt, see Note 7 in the Notes to the Consolidated Financial Statements set forth in Part I, Item I of this Quarterly Report on Form 10-Q.

We periodically review our capital structure, including our primary bank facility, to ensure that it has adequate liquidity. We also periodically consider various other financing alternatives and may, from time to time, seek to take advantage of favorable interest rate environments or other market conditions, which may include accessing the capital markets.

On March 30, 2012, the parties involved with the asset securitization program (“ASP”) agreed to remove Lennox Hearth Products LLC from the ASP. Any receivables originated by Lennox Hearth Products LLC that remained outstanding as of that date were repurchased by us. The maximum securitization amount of $150.0 million was not modified. We do not believe the removal of Lennox Hearth Products LLC from the ASP will have a significant impact on the available borrowings under the ASP. The eligible amount to borrow under the program as of March 31, 2012 was $150.0 million.

Dividend payments are expected to be approximately $36 million in 2012. We also continue to increase shareholder value through our share repurchase program. We are planning a minimum of $50 million in share repurchases in 2012.

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

The estimate of our liability for future warranty costs requires us to make significant assumptions about the amount, timing and nature of the costs we will incur in the future. We review the assumptions used to determine the liability periodically and we adjust our assumptions based upon factors such as actual failure rates and cost experience. Numerous factors could affect actual failure rates and cost experience, including the amount and timing of new product introductions, and changes in manufacturing techniques or locations, components or suppliers used. In recent years, changes in the warranty liability as the result of the issuance of new warranties and the payments made have remained relatively stable. Should actual warranty costs differ from our estimates, we may be required to record adjustments to accruals and expense in the future. At the end of each accounting period, we evaluate our warranty liabilities and during the second quarter of each year, we perform a complete reevaluation of our warranty liabilities.

We also may incur costs related to our products that may not be covered under our warranties and are not covered by insurance, and we may, from time to time, repair or replace installed products experiencing quality issues in order to satisfy our customers and to protect our brand. These product quality issues may be caused by vendor-supplied components that fail to meet required specifications. We have identified a product quality issue in a heating and cooling product line produced in the 2006 and 2007 time period that we believe results from a vendor-supplied materials quality issue. No material charges were recorded for this matter in the first quarter of 2012. As of March 31, 2012, we had $6.3 million accrued for this matter. We may incur additional charges in the future as more information becomes available.

We estimate the costs to settle pending litigation based on experience involving similar claims and specific facts known. We do not believe that any current, pending or threatened litigation with have a material adverse effect on our financial position. Litigation, however, involves uncertainties and it is possible that the eventual outcome of litigation could adversely affect our results of operations for a particular period.

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

Information about our exposure to market risks related to metal commodity prices and a sensitivity analysis related to our metal commodity hedges is presented below (in millions):

Notional amount (pounds)	26.5
Carrying amount and fair value of asset	$0.3
Change in fair value from 10% change in forward prices	$9.3

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

Foreign Currency Exchange Rate Risk

Our results of operations can be affected by changes in exchange rates. Net sales and expenses in foreign currencies are translated into U.S. dollars for financial reporting purposes based on the average exchange rate for the period. For the first quarters of 2012 and 2011, net sales from outside the U.S. represented 29.4% and 30.5%, respectively, of our total net sales. Historically, foreign currency transaction gains (losses) have not had a material effect on our overall operations. As of March 31, 2012, the impact to net income of a 10% change in exchange rates is estimated to be approximately $0.4 million.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we carried out an evaluation, under the supervision and with the participation of our current management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2012, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

We are not a party to any material pending legal proceedings other than ordinary routine litigation incidental to our business, which we do not expect, individually or in the aggregate, to have a material adverse effect on the Company.

Item 1A.	Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or results of operations. There have been no material changes to our risk factors from those disclosed in our 2011 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

In June 2008 our Board of Directors approved a new share repurchase plan for $300 million, pursuant to which we are authorized to repurchase shares of our common stock through open market purchases (the “2008 Share Repurchase Plan”). In December 2011, our Board of Directors increased the authorized amount of shares that could be repurchased under the 2008 Share Repurchase Plan by $100 million. The 2008 Share Repurchase Program has no stated expiration date. In the first quarter of 2012, we repurchased shares of our common stock as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (including fees)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (in millions)
January 1 through January 31	2,103	$36.48	—	$121.3
February 1 through February 29	5,196	$39.42	—	$121.3
March 1 through March 31	38,169	$42.23	—	$121.3

	45,468	$41.64	—

(1)	This column reflects the surrender to LII of 45,468 shares of common stock to satisfy tax-withholding obligations in connection with the vesting of restricted stock and performance share units.

Item 6.	Exhibits.

3.1	–	Restated Certificate of Incorporation of Lennox International Inc. (“LII”) (filed as Exhibit 3.1 to LII’s Registration Statement on Form S-1 (Registration Statement No. 333-75725) filed on April 6, 1999 and incorporated herein by reference).

3.2	–	Amended and Restated Bylaws of LII (filed as Exhibit 3.1 to LII’s Current Report on Form 8-K filed on March 15, 2010 and incorporated herein by reference).

4.1	–	Specimen Stock Certificate for the Common Stock, par value $.01 per share, of LII (filed as Exhibit 4.1 to LII’s Amendment to Registration Statement on Form S-1/A (Registration No. 333-75725) filed on June 16, 1999 and incorporated herein by reference).

4.2	–	Indenture, dated as of May 3, 2010, between LII and U.S. Bank National Association, as trustee (filed as Exhibit 4.3 to LII’s Post-Effective Amendment No. 1 to Registration Statement on S-3 (Registration No. 333-155796) filed on May 3, 2010, and incorporated herein by reference).

4.3	–	Form of First Supplemental Indenture among LII, the guarantors party thereto and U.S. Bank National Association, as trustee (filed as Exhibit 4.11 to LII’s Post-Effective Amendment No. 1 to Registration Statement on S-3 (Registration No. 333-155796) filed on May 3, 2010, and incorporated herein by reference).

4.4	–	Second Supplemental Indenture dated as of March 28, 2011, among Heatcraft Inc., a Mississippi corporation, Heatcraft Refrigeration Products LLC, a Delaware limited liability company and Advanced Distributor Products LLC, a Delaware limited liability company (the “Guarantors”), LII, and each other than existing Guarantor under the Indenture dated as of May 3, 2010, and U.S. Bank National Association as Trustee (filed as Exhibit 4.4 to LII’s Quarterly Report on Form 10-Q filed on April 26, 2011, and incorporated herein by reference).

4.5		Form of 4.900% Note due 2017 (filed as Exhibit 4.3 to LII’s Current Report on Form 8-K filed on May 6, 2010 and incorporated herein by reference).

31.1	–	Certification of the principal executive officer (filed herewith).

31.2	–	Certification of the principal financial officer (filed herewith).

32.1	–	Certification of the principal executive officer and the principal financial officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

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
Date: April 24, 2012
/s/ Robert W. Hau
Robert W. Hau
Chief Financial Officer
(on behalf of registrant and as principal financial officer)