Form 10-Q
period 2012-06-30
LENNOX INTERNATIONAL INC
filed 2012-07-24
CIK 1069202

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

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

As of July 19, 2012, the number of shares outstanding of the registrant’s common stock, par value $.01 per share, was 51,019,698.

LENNOX INTERNATIONAL INC.

FORM 10-Q

For the Three and Six Months Ended June 30, 2012

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share data)

	As of June 30, 2012	As of December 31, 2011
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$69.1	$45.0
Accounts and notes receivable, net of allowances of $9.5 and $12.0 in 2012 and 2011, respectively	513.2	401.4
Inventories, net	427.3	324.0
Deferred income taxes, net	31.5	35.2
Other assets	71.6	75.4
Assets of discontinued operations	—	35.0

Total current assets	1,112.7	916.0
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $582.0 and $571.6 in 2012 and 2011, respectively	292.6	304.5
GOODWILL	302.2	305.6
DEFERRED INCOME TAXES	96.7	99.5
OTHER ASSETS, net	84.0	80.1

TOTAL ASSETS	$1,888.2	$1,705.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$14.2	$4.7
Current maturities of long-term debt	0.5	0.8
Accounts payable	371.2	271.0
Accrued expenses	286.9	279.5
Income taxes payable	5.7	5.7
Liabilities of discontinued operations	—	11.6

Total current liabilities	678.5	573.3
LONG-TERM DEBT	514.2	459.6
POSTRETIREMENT BENEFITS, OTHER THAN PENSIONS	18.5	18.6
PENSIONS	119.1	124.7
OTHER LIABILITIES	65.4	61.7

Total liabilities	1,395.7	1,237.9
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 200,000,000 shares authorized, 87,170,197 shares and 86,938,004 shares issued for 2012 and 2011, respectively	0.9	0.9
Additional paid-in capital	890.8	881.2
Retained earnings	713.2	692.9
Accumulated other comprehensive loss	(39.7)	(37.1)
Treasury stock, at cost, 36,155,832 shares and 36,093,966 shares for 2012 and 2011, respectively	(1,072.7)	(1,070.1)

Total stockholders’ equity	492.5	467.8

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,888.2	$1,705.7

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in millions, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
NET SALES	$933.8	$914.1	$1,618.0	$1,583.5
COST OF GOODS SOLD	685.1	669.9	1,203.2	1,175.0

Gross profit	248.7	244.2	414.8	408.5
OPERATING EXPENSES:
Selling, general and administrative expenses	172.7	169.8	335.7	337.1
Losses and other expenses, net	1.5	1.2	—	0.9
Restructuring charges	0.6	2.4	3.7	3.6
Income from equity method investments	(3.9)	(3.4)	(6.3)	(6.0)

Operational income from continuing operations	77.8	74.2	81.7	72.9
INTEREST EXPENSE, net	4.3	4.3	9.0	8.4
OTHER EXPENSE, net	0.1	0.1	0.1	0.1

Income from continuing operations before income taxes	73.4	69.8	72.6	64.4
PROVISION FOR INCOME TAXES	25.2	23.7	24.9	21.8

Income from continuing operations	48.2	46.1	47.7	42.6
DISCONTINUED OPERATIONS:
Loss from discontinued operations	(7.2)	(1.7)	(15.7)	(7.4)
Benefit from income taxes	(3.7)	(0.6)	(6.6)	(2.6)

Loss from discontinued operations	(3.5)	(1.1)	(9.1)	(4.8)

Net income	$44.7	$45.0	$38.6	$37.8

EARNINGS PER SHARE – BASIC:
Income from continuing operations	$0.95	$0.87	$0.94	$0.80
Loss from discontinued operations	(0.07)	(0.02)	(0.18)	(0.09)

Net income	$0.88	$0.85	$0.76	$0.71

EARNINGS PER SHARE – DILUTED:
Income from continuing operations	$0.93	$0.85	$0.93	$0.78
Loss from discontinued operations	(0.06)	(0.02)	(0.18)	(0.09)

Net income	$0.87	$0.83	$0.75	$0.69

AVERAGE SHARES OUTSTANDING:
Basic	51.0	53.2	50.9	53.4
Diluted	51.6	54.3	51.5	54.5

CASH DIVIDENDS DECLARED PER SHARE	$0.18	$0.18	$0.36	$0.36

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited, in millions)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
NET INCOME	$44.7	$45.0	$38.6	$37.8

OTHER COMPREHENSIVE INCOME, net of tax:
Foreign currency translation adjustments, net	(20.4)	11.5	(5.1)	27.7
Reclassification of foreign currency translation gains into earnings	(3.7)	—	(3.7)	—
Derivatives, net of tax (benefit) expense of $(1.3) and $2.5 for the three and six months ended June 30, 2012, respectively, and $(1.8) and $(4.4) for the three and six months ended June 30, 2011, respectively	(2.5)	(0.8)	2.7	(0.5)
Reclassification of derivative losses (gains) into earnings	1.6	(4.8)	3.6	(10.1)

Other comprehensive (loss) income	$(25.0)	$5.9	$(2.5)	$17.1

Comprehensive income	$19.7	$50.9	$36.1	$54.9

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2012 and 2011

(Unaudited, in millions)

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$38.6	$37.8
Net loss from discontinued operations	9.1	4.8
Adjustments to reconcile net income to net cash used in operating activities:
Income from equity method investments	(6.3)	(6.0)
Dividends from affiliates	2.0	2.4
Restructuring expenses, net of cash paid	1.5	(3.1)
Provision for bad debts	1.7	3.3
Unrealized (gain) loss on derivative contracts	(0.3)	1.6
Stock-based compensation expense	8.3	9.1
Depreciation and amortization	27.9	28.8
Deferred income taxes	4.4	1.2
Other items, net	4.2	(0.9)
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts and notes receivable	(117.5)	(97.2)
Inventories	(113.7)	(137.1)
Other current assets	1.1	(2.1)
Accounts payable	102.6	79.0
Accrued expenses	16.2	(41.2)
Income taxes payable and receivable	7.7	(9.3)
Other	1.9	(2.2)
Net cash used in discontinued operations	—	(11.3)
Net cash used in operating activities	(10.6)	(142.4)
CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from the disposal of property, plant and equipment	0.2	0.9
Purchases of property, plant and equipment	(16.8)	(18.0)
Net proceeds from sale of businesses	7.2	0.6
Acquisition of businesses	—	(147.7)
Change in restricted cash	—	11.7
Net cash used in discontinued operations	(0.1)	(0.6)

Net cash used in investing activities	(9.5)	(153.1)
CASH FLOWS FROM FINANCING ACTIVITIES:

Short-term borrowings, net	9.9	5.1
Asset securitization borrowings	310.0	80.0
Asset securitization payments	(310.0)	(80.0)
Long-term payments	(0.6)	(0.4)
Borrowings from revolving credit facility	526.0	683.0
Payments on revolving credit facility	(471.5)	(429.0)
Proceeds from stock option exercises	0.2	1.3
Repurchases of common stock	(2.6)	(36.5)
Excess tax benefits related to share-based payments	1.2	1.5
Cash dividends paid	(18.3)	(17.7)
Net cash provided by financing activities	44.3	207.3

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	24.2	(88.2)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(0.1)	4.7
CASH AND CASH EQUIVALENTS, beginning of period	45.0	160.0

CASH AND CASH EQUIVALENTS, end of period	$69.1	$76.5

Supplementary disclosures of cash flow information:
Cash paid during the year for:
Interest, net	$9.5	$8.0

Income taxes (net of refunds)	$8.0	$25.4

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. General:

References in this Quarterly Report on Form 10-Q to “we,” “our,” “us,” “LII” or the “Company” refer to Lennox International Inc. and its subsidiaries, unless the context requires otherwise.

Basis of Presentation

The accompanying unaudited Consolidated Balance Sheet as of June 30, 2012, the accompanying unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011, the unaudited Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2011, and the accompanying unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011 should be read in conjunction with our audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2011. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The accompanying consolidated financial statements contain all material adjustments, consisting principally of normal recurring adjustments, necessary for a fair presentation of our financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to applicable rules and regulations, although we believe that the disclosures herein are adequate to make the information presented not misleading. The operating results for the interim periods are not necessarily indicative of the results that may be expected for a full year.

Our fiscal year ends on December 31 and each of our quarters are comprised of 13 weeks. For convenience, throughout these financial statements, the 13 weeks comprising each quarterly period are denoted by the last day of the respective calendar quarter.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

2. Inventories:

Components of inventories are as follows (in millions):

	As of June 30, 2012	As of December 31, 2011
Finished goods	$308.7	$222.3
Work in process	15.2	13.3
Raw materials and repair parts	177.1	162.3

	501.0	397.9
Excess of current cost over last-in, first-out cost and other items	(73.7)	(73.9)

Total inventories, net	$427.3	$324.0

3. Goodwill:

The changes in the carrying amount of goodwill for the first half of 2012, in total and by segment, are as follows (in millions):

	Balance at December 31, 2011			Balance at June 30, 2012
Segment:	Goodwill	Acquisitions/ (Dispositions)	Other(2)	Goodwill
Residential Heating & Cooling	$26.1	$—	$—	$26.1
Commercial Heating & Cooling	29.4	—	(0.7)	28.7
Service Experts(1)	116.5	—	(0.8)	115.7
Refrigeration	133.6	—	(1.9)	131.7

	$305.6	$—	$(3.4)	$302.2

(1)	Service Experts goodwill includes accumulated impairment losses of $208.0 million from prior periods with no impairment losses in the current year.
(2)	Other consists primarily of changes in foreign currency translation rates.

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

Cash Flow Hedges

We include gains or losses in accumulated other comprehensive income (“AOCI”) in connection with our commodity cash flow hedges. The gains or losses related to commodity price hedges are expected to be reclassified into earnings within the next 18 months based on the prices of the commodities at the settlement dates. Assuming that commodity prices remain constant, $2.2 million of derivative losses are expected to be reclassified into earnings within the next 12 months. Commodity futures contracts that are designated as cash flow hedges and are in place as of June 30, 2012 are scheduled to mature through November 2013.

We also include gains or losses in AOCI from our $100 million pay-fixed, receive-variable interest rate swap. Assuming that the benchmark interest rate remains constant, $0.4 million of derivative losses are expected to be reclassified into earnings within the next 12 months. The interest rate swap expires October 12, 2012.

We recorded the following amounts related to our cash flow hedges (in millions):

	As of June 30,	As of December 31,
	2012	2011
Commodity Price Hedges:
Losses included in AOCI, net of tax	$2.4	$6.1
Benefit from income taxes	(1.3)	(3.5)
Interest Rate Swap:
Losses included in AOCI, net of tax	$0.4	$1.1
Benefit from income taxes	(0.2)	(0.6)

We had the following outstanding commodity futures contracts designated as cash flow hedges (in millions):

	As of June 30, 2012	As of December 31, 2011
	(pounds)	(pounds)
Copper	20.1	23.3

Derivatives not Designated as Cash Flow Hedges

For commodity derivatives not designated as cash flow hedges, we follow the same hedging strategy as derivatives designated as cash flow hedges. We elect not to designate these derivatives as cash flow hedges at the inception of the arrangement. We had the following outstanding commodity futures contracts not designated as cash flow hedges (in millions):

	As of June 30, 2012	As of December 31, 2011
	(pounds)	(pounds)
Copper	2.5	2.8
Aluminum	2.6	3.0

We had the following outstanding foreign currency forward contracts not designated as cash flow hedges (in millions):

	As of June 30,	As of December 31,
	2012	2011
Notional amounts:
Brazilian Real	3.1	4.5
U.S. Dollars	6.0	2.0
Mexican Peso	269.0	172.0
Euros	—	7.8
British Pounds	5.6	6.5
Indian Rupees	136.5	—

Information About the Location and Amounts of Derivative Instruments

The following table provides the location and amounts of derivative fair values in the Consolidated Balance Sheets and derivative gains and losses in the Consolidated Statements of Operations (in millions):

	Fair Values of Derivative Instruments(1)
	Derivatives Designated as Hedging Instruments		Derivatives Not Designated as Hedging Instruments
	As of June 30, 2012	As of December 31, 2011	As of June 30, 2012	As of December 31, 2011
Current Assets:
Other Assets
Commodity futures contracts	$—	$—	$—	$—
Foreign currency forward contracts	—	—	0.4	1.2

Non-Current Assets:
Other Assets, net
Commodity futures contracts	—	0.1	—	—

Total Assets	$—	$0.1	$0.4	$1.2

Current Liabilities:
Accrued Expenses
Commodity futures contracts	$3.3	$9.4	$0.8	$1.8
Interest rate swap	0.7	1.8	—	—
Foreign currency forward contracts	—	—	—	0.1

Non-Current Liabilities:
Other Liabilities
Commodity futures contracts	0.3	0.3	0.1	0.2
Interest rate swap	—	—	—	—

Total Liabilities	$4.3	$11.5	$0.9	$2.1

(1)	All our derivative instruments are classified as Level 2 within the fair value hierarchy. For more information on other fair value measurements, see Note 14.

Derivatives in Cash Flow Hedging Relationships
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Amount of Loss or (Gain) Reclassified from AOCI into Income (Effective Portion):
Commodity futures contracts(1)	$1.6	$(4.7)	$3.5	$(9.9)
Interest rate swap(2)	0.6	0.6	1.2	1.2

	$2.2	$(4.1)	$4.7	$(8.7)

Amount of (Gain) or Loss Recognized in Income on Derivatives (Ineffective Portion):
Commodity futures contracts(3)	$—	$—	$(0.1)	$—

Derivatives Not Designated as Hedging Instruments
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Amount of (Gain) or Loss Recognized in Income on Derivatives:
Commodity futures contracts(3)	$1.2	$0.4	$(0.1)	$0.5
Foreign currency forward contracts(3)	(0.3)	0.4	(0.3)	1.4

	$0.9	$0.8	$(0.4)	$1.9

(1)	The loss (gain) is recorded in Cost of goods sold in the accompanying Consolidated Statements of Operations.
(2)	The loss is recorded in Interest expense, net in the accompanying Consolidated Statements of Operations.
(3)	The loss (gain) is recorded in Losses and other expenses, net in the accompanying Consolidated Statements of Operations.

5. Income Taxes:

As of June 30, 2012, we had approximately $6.0 million in total gross unrecognized tax benefits. Of this amount, $5.9 million (net of federal benefit on state issues), if recognized, would be recorded through the Consolidated Statement of Operations. As of June 30, 2012, we recognized $0.1 million (net of federal tax benefits) in interest and penalties in income tax expense in accordance with FASB Accounting Standards Codification (“ASC”) Topic 740.

We are currently under examination for our U.S. federal income taxes for 2011 and 2012 and are subject to examination by numerous other taxing authorities in the U.S. and in jurisdictions such as Australia, Belgium, France, Canada, and Germany. We are generally no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by taxing authorities for years before 2007.

Since January 1, 2012, numerous states, including Pennsylvania and Idaho, enacted legislation effective for tax years beginning after January 1, 2012, including changes to rates and apportionment methods. We believe any adjustments related to these changes will be immaterial.

6. Commitments and Contingencies:

We are subject to contingencies that arise in the normal course of business, including product warranties and other product related contingencies, pending litigation, environmental matters and other guarantees or claims.

We use a combination of third-party insurance and self-insurance plans (large deductible or captive) to provide protection against claims relating to contingencies such as workers’ compensation, general liability, product liability, property damage, aviation liability, directors’ and officers’ liability, auto liability, physical damage and other exposures. Self-insurance expense and liabilities are actuarially determined based on our historical claims information, as well as industry factors and trends. Because we have a captive insurance company, we are required to maintain specified levels of liquid assets from which we must pay claims. The majority of our self-insured risks (excluding auto liability and physical damage) will be paid over an extended period of time. There have been no material changes in our insurance liability since our latest fiscal year-end. We also maintain third-party insurance coverage for risks not retained within our large deductible or captive insurance plans. The self-insurance liabilities recorded in Accrued expenses in the accompanying Consolidated Balance Sheets were $62.8 million and $63.3 million as of June 30, 2012 and December 31, 2011, respectively.

Product Warranties and Product Related Contingencies

Total liabilities for estimated product warranty are included in the following captions on the accompanying Consolidated Balance Sheets (in millions):

	As of June 30, 2012	As of December 31, 2011
Accrued expenses	$27.7	$29.4
Other liabilities	44.2	41.8

	$71.9	$71.2

The changes in total product warranty liabilities for the first half of 2012 were as follows (in millions):

Total warranty liability as of December 31, 2011	$71.2
Payments made in 2012	(12.5)
Changes resulting from issuance of new warranties	14.1
Changes in estimates associated with pre-existing liabilities	(0.6)
Changes in foreign currency translation rates and other	(0.3)

Total warranty liability as of June 30, 2012	$71.9

At the end of each accounting period, we evaluate our warranty liabilities and during the second quarter of each year, we perform a complete re-evaluation of our heating, ventilation and air conditioning (“HVAC”) warranty liabilities. As a result of this re-evaluation, we decreased our warranty liability by $0.4 million.

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

In addition to normal product warranty, we identified product quality issues we believe resulted from vendor supplied materials: a heating and cooling product line produced in 2006 and 2007 and a refrigerant product quality issue in the second quarter of 2012. The expense for these product quality issues, and the related liabilities, are not included in the above tables related to our estimated warranty liabilities. The expenses related to these product quality issues were classified in Cost of Goods Sold in the Consolidated Statements of Operations and the related liabilities are included in Accrued expenses in the Consolidated Balance Sheets. We may incur additional charges in the future as more information becomes available. The changes in the accrued product quality issues for the first half of 2012 were as follows (in millions):

Total accrued product quality issue as of December 31, 2011	$7.5
Estimated expense for expected product quality claims	0.7
Product quality claims	(1.7)

Total accrued product quality issue as of June 30, 2012	$6.5

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

Our obligations under the Lake Park Lease are secured by a pledge of our interest in the leased property and are also guaranteed by us and certain of our subsidiaries. The Lake Park Lease, as amended, contains restrictive covenants that are consistent with those of our Domestic Revolving Credit Facility. We were in compliance with these financial covenants as of June 30, 2012.

7. Lines of Credit and Financing Arrangements:

The following tables summarize our outstanding debt obligations and the classification in the accompanying Consolidated Balance Sheets (in millions):

	As of June 30, 2012	As of December 31, 2011
Short-Term Debt:
Foreign obligations	$14.2	$4.7

Total short-term debt	$14.2	$4.7

Current maturities of long-term debt:	$0.5	$0.8

Long-Term Debt:
Capital lease obligations	16.7	16.6
Domestic revolving credit facility	297.5	243.0
Senior unsecured notes	200.0	200.0

Total long-term debt	$514.2	$459.6

Total debt	$528.9	$465.1

Short-Term Debt

Foreign Obligations

Through several of our foreign subsidiaries, we have available to us foreign facilities to assist in financing seasonal borrowing needs for our foreign locations. We had $14.2 million and $4.7 million of foreign obligations as of June 30, 2012 and December 31, 2011, respectively.

Asset Securitization Program

Under the Receivables Purchase Agreement, or Asset Securitization Program (“ASP”), we are eligible to sell beneficial interests in a portion of our trade accounts receivable to participating financial institutions for cash. The ASP is subject to renewal and contains a provision whereby we retain the right to repurchase all of the outstanding beneficial interests transferred. Our continued involvement with the transferred assets includes servicing, collection and administration of the transferred beneficial interests. The sale of the beneficial interests in our trade accounts receivable are reflected as secured borrowings in the accompanying Consolidated Balance Sheets and proceeds received are included in cash flows from financing activities in the accompanying Consolidated Statements of Cash Flows. The ASP provides for a maximum securitization amount of the lesser of $150.0 million or 100% of the net pool balance as defined by the ASP. However, eligibility for securitization is limited based on the amount and quality of the qualifying accounts receivable and is calculated monthly. On March 30, 2012, the parties involved with this securitization program agreed to remove Lennox Hearth Products LLC from the program. Any receivables originated by Lennox Hearth Products LLC that remained outstanding as of that date were repurchased by us. The maximum securitization amount of $150.0 million was not modified. The eligible amounts available and beneficial interests sold were as follows (in millions):

	As of June 30, 2012	As of December 31, 2011
Eligible amount available under the ASP on qualified accounts receivable	$150.0	$150.0
Beneficial interest sold	—	—

Remaining amount available	$150.0	$150.0

Under the ASP, we pay certain discount fees to use the program and have the facility available to us. These fees relate to both the used and unused portions of the securitization. The used fee is based on the beneficial interest sold and calculated on the average floating commercial paper rate determined by the purchaser of the beneficial interest, plus a program fee of 0.60%. The average rate for June 30, 2012 was 0.86% and the average rate at December 31, 2011 was 0.91%. The unused fee is based on 102% of the maximum available amount less the beneficial interest sold and calculated at a 0.30% fixed rate throughout the term of the agreement. We recorded these fees in Interest Expense, net in the accompanying Consolidated Statements of Operations. The interest expense, including all fees, related to the ASP recorded was as follows (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Interest expense (including fees)	$0.3	$0.1	$0.6	$0.2

The ASP contains certain restrictive covenants relating to the quality of our accounts receivable and cross-default provisions with our Domestic Revolving Credit Facility and senior unsecured notes. The administrative agent under the ASP is also a participant in our Domestic Revolving Credit Facility. The participating financial institutions have investment grade credit ratings. We continue to evaluate their credit rating and have no reason to believe they will not perform under the ASP. As of June 30, 2012, we were in compliance with all covenant requirements.

Long-Term Debt

Domestic Revolving Credit Facility

Under our $650 million Domestic Revolving Credit Facility, we had outstanding borrowings of $297.5 million and $58.5 million committed to standby letters of credit as of June 30, 2012. Subject to covenant limitations, $294.0 million was available for future borrowings. This Domestic Revolving Credit Facility provides for issuance of letters of credit for the full amount of the credit facility and matures in October 2016. Additionally, at our request and subject to certain conditions, the commitments under the Domestic Revolving Credit Facility may be increased by a maximum of $100 million as long as existing or new lenders agree to provide such additional commitments.

Our weighted average borrowing rate on the facility was as follows:

	As of June 30, 2012	As of December 31, 2011
Weighted average borrowing rate	1.49%	1.53%

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

Each of our major debt agreements contains provisions by which a default under one agreement causes a default in the others (a cross default). If a cross default under the Domestic Revolving Credit Facility, our senior unsecured notes, or our ASP were to occur, it could have a wider impact on our liquidity than might otherwise occur from a default of a single debt instrument or lease commitment.

If any event of default occurs and is continuing, lenders with a majority of the aggregate commitments may require the administrative agent to terminate our right to borrow under our Domestic Revolving Credit Facility and accelerate amounts due under our Domestic Revolving Credit Facility (except for a bankruptcy event of default, in which case such amounts will automatically become due and payable and the lenders’ commitments will automatically terminate). As of June 30, 2012, we were in compliance with all covenant requirements.

Senior Unsecured Notes

We issued $200.0 million of senior unsecured notes in May 2010 through a public offering. Interest is paid semiannually on May 15 and November 15 at a fixed interest rate of 4.90% per annum. These notes mature on May 15, 2017.

The notes are guaranteed, on a senior unsecured basis, by each of our domestic subsidiaries that guarantee payment by us of any indebtedness under our Domestic Revolving Credit Facility. The indenture governing the notes contains covenants that, among other things, limit our ability and the ability of the subsidiary guarantors to: create or incur certain liens; enter into certain sale and leaseback transactions; enter into certain mergers, consolidations and transfers of substantially all of our assets; and transfer certain properties. The indenture also contains a cross default provision which is triggered if we default on other debt of at least $75 million in principal which is then accelerated, and such acceleration is not rescinded within 30 days of the notice date. As of June 30, 2012, we were in compliance with all covenant requirements.

8. Pension and Postretirement Benefit Plans:

The components of net periodic benefit cost were as follows (in millions):

	For the Three Months Ended June 30,
	2012	2011	2012	2011
	Pension Benefits		Other Benefits
Service cost	$1.3	$1.3	$—	$0.2
Interest cost	4.3	4.5	0.1	0.3
Expected return on plan assets	(4.7)	(4.8)	—	—
Amortization of prior service cost	0.1	0.1	(0.8)	(0.5)
Amortization of net loss	2.1	1.7	0.4	0.3
Settlements or curtailments (1)	6.3	0.2	—	—

Total net periodic pension cost	$9.4	$3.0	$(0.3)	$0.3

	For the Six Months Ended June 30,
	2012	2011	2012	2011
	Pension Benefits		Other Benefits
Service cost	$2.7	$2.7	$0.3	$0.4
Interest cost	8.6	9.0	0.3	0.5
Expected return on plan assets	(9.4)	(9.5)	—	—
Amortization of prior service cost	0.2	0.2	(1.3)	(1.0)
Amortization of net loss	4.3	3.5	0.7	0.6
Settlements or curtailments (1)	6.3	1.6	—	—

Total net periodic pension cost	$12.7	$7.5	$—	$0.5

(1)	Settlements and curtailments in the three and six months ended June 30, 2012 are settlement charges related to actuarial losses recognized upon transition of a pension obligation to the acquirer of the Lennox Hearth Products business (“Hearth business”).

Pension expense of $3.1 million and $6.4 million is included in Income from continuing operations for the three and six months ended June 30, 2012, respectively, and $2.9 million and $7.0 million in Income from continuing operations for the three and six months ended June 30, 2011, respectively. Pension expense of $6.3 million is included in Loss from discontinued operations for the three and six months ended June 30, 2012, and $0.1 and $0.5 million in Loss from discontinued operations for the three and six months ended June 30, 2011, respectively.

The pension expense for other benefits is included in Income from continuing operations for the three and six months ended June 30, 2012 and 2011.

9. Stock-Based Compensation:

The Lennox International Inc. 2010 Incentive Plan, as amended and restated, provides for various long-term incentive awards, which include performance share units, restricted stock units and stock appreciation rights. Net stock-based compensation expense recognized was as follows (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Net stock-based compensation expense	$4.5	$4.2	$8.3	$9.1

Net stock-based compensation expense includes $4.5 million and $8.8 million in Selling, General and Administrative Expenses for the three and six months ended June 30, 2012, respectively, and none and a $0.5 million benefit in Loss from discontinued operations for the three and six months ended June 30, 2012, respectively. The benefit in Loss from discontinued operations was for shares that were probable of forfeiture as of the first quarter of 2012 due to the sale of the Hearth business.

10. Restructuring Charges:

As part of our strategic priorities of manufacturing and sourcing excellence and expense reduction, we initiated various manufacturing rationalization actions designed to lower our cost structure. We expanded these expense reductions across the company by initiating a number of activities to rationalize and reorganize various support and administrative functions. Restructuring charges are not included in our calculation of segment profit (loss). See Note 13 for further discussion. Detailed below are the restructuring activities that we incurred additional expense in 2012.

2010 Plans

Refrigeration

We began to exit certain Refrigeration manufacturing operations in Milperra, Australia in 2010, specifically our OEM coil manufacturing and contract coil manufacturing. The exit of our OEM coil manufacturing was substantially complete in 2010. We initiated restructuring activities related to exiting contract coil manufacturing in the third quarter of 2010. The remaining costs related to this restructuring activity primarily relate to plant closure costs. In the first half of 2012, we recognized $0.4 million in plant closure costs. We reversed $0.3 million in severance charges in the first half of 2012 to adjust estimated charges for our OEM coil manufacturing restructuring to actual.

Service Experts

We began to reorganize certain administrative functions and the management structure of our Service Experts business in 2010 and initiated two actions. The first action was to reorganize the administrative operations of an acquired company and was completed in 2010. The second action, initiated in the fourth quarter of 2010, was to reorganize the management structure of our Service Experts business. We recognized $1.0 million in severance and other costs in the first half of 2012.

2009 and Prior Plans

Regional Distribution Network

In the fourth quarter of 2008, we commenced the transition of activities performed at our North American Parts Center in Des Moines, Iowa to other locations, including our North American Distribution Center in Marshalltown, Iowa. In the first half of 2012, we recognized $2.5 million primarily in lease termination charges. The total expected restructuring charges for the regional distribution network is $6.6 million of which $6.1 million were incurred to date.

Total Restructuring

Information regarding the restructuring charges for all plans is as follows (in millions):

	Charges Incurred in 2012	Charges Incurred to Date	Total Charges Expected to be Incurred
Severance and related expense	$0.4	$28.9	$29.3
Asset write-offs and accelerated depreciation	—	10.1	10.1
Equipment moves	0.1	1.7	1.9
Lease termination	2.4	9.2	9.2
Other	0.8	15.3	16.3

Total	$3.7	$65.2	$66.8

Information regarding the restructuring charges by segment is as follows (in millions):

	Charges Incurred in 2012	Charges Incurred to Date	Total Charges Expected to be Incurred
Residential Heating & Cooling	$2.6	$20.3	$21.5
Commercial Heating & Cooling	—	6.9	6.9
Service Experts	0.9	9.3	9.4
Refrigeration	0.3	23.0	23.3
Corporate & Other	(0.1)	5.7	5.7

Total	$3.7	$65.2	$66.8

Restructuring reserves are included in Accrued Expenses in the accompanying Consolidated Balance Sheets. The table below details activity within the restructuring reserves for the first half of 2012 (in millions):

Description of Reserves	Balance as of December 31, 2011	Charged to Earnings	Cash Utilization	Non-Cash Utilization and Other	Balance as of June 30, 2012
Severance and related expense	$2.5	$0.4	$(1.2)	$—	$1.7
Asset write-offs and accelerated depreciation	—	—	—	—	—
Equipment moves	—	0.1	(0.1)	—	—
Lease termination	—	2.4	—	—	2.4
Other	0.1	0.8	(0.9)	0.1	0.1

Total restructuring reserves	$2.6	$3.7	$(2.2)	$0.1	$4.2

11. Discontinued Operations:

In April 2012, the Company announced the sale of its Hearth business to Comvest Investment Partners IV in an all cash transaction. The Hearth business had historically been included in the Company’s Residential Heating & Cooling Segment. We sold the Hearth business on April 24, 2012 for net proceeds of $7.2 million, subject to a working capital adjustment. The net proceeds exclude transaction costs and cash transferred to the buyer with the sale of the business.

A summary of net trade sales and pre-tax operating losses are detailed below (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Net trade sales	$4.9	$22.9	$23.5	$41.3
Pre-tax operating loss (1)	(3.4)	(1.7)	(11.9)	(7.4)
Loss on sale	(3.8)	—	(3.8)	—

(1)	Pre-tax operating loss includes a $6.3 million first quarter 2012 pre-tax charge for the write-down of net assets to their estimated fair value and a $6.3 million settlement charge in the second quarter of 2012 related to actuarial losses recognized upon transition of a pension obligation to the acquirer of the Hearth business (See Note 8). Offsetting these charges was a $3.5 million gain in the second quarter of 2012 related to realized foreign currency translation adjustments.

The assets and liabilities of the discontinued operations are presented as follows in the accompanying Consolidated Balance Sheets (in millions):

	As of June 30,	As of December 31,
	2012	2011
Assets of discontinued operations:
Accounts receivable, net	$—	$7.3
Inventories, net	—	12.4
Deferred income taxes	—	9.1
Property, Plant and Equipment	—	5.4
Other assets	—	0.8
Liabilities of discontinued operations:
Accounts Payable	$—	$6.0
Accrued expenses	—	5.2
Pensions	—	—
Other Liabilities	—	0.4

12. Earnings Per Share:

Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net income by the sum of the weighted-average number of shares and the number of equivalent shares assumed outstanding, if dilutive, under our stock-based compensation plans.

The computations of basic and diluted earnings per share for Income from Continuing Operations were as follows (in millions, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$44.7	$45.0	$38.6	$37.8
Loss from discontinued operations	(3.5)	(1.1)	(9.1)	(4.8)

Income from continuing operations	$48.2	$46.1	$47.7	$42.6

Weighted-average shares outstanding – basic	51.0	53.2	50.9	53.4
Effect of diluted securities attributable to stock-based payments	0.6	1.1	0.6	1.1

Weighted-average shares outstanding – diluted	51.6	54.3	51.5	54.5

Earnings per share from continuing operations:
Basic	$0.95	$0.87	$0.94	$0.80
Diluted	$0.93	$0.85	$0.93	$0.78

Stock appreciation rights were outstanding, but not included in the diluted earnings per share calculation because the assumed exercise of such rights would have been anti-dilutive. The details are as follows:

	For the Six Months Ended June 30,
	2012	2011
Number of shares	1,072,808	464,314
Price ranges per share	$34.06-46.78	$46.78

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

Net sales and segment profit (loss) by business segment, along with a reconciliation of segment profit (loss) to Income from continuing operations before income taxes are shown below (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Net Sales
Residential Heating & Cooling	$411.9	$372.3	$684.5	$625.9
Commercial Heating & Cooling	200.7	198.3	337.7	337.1
Service Experts	133.1	145.4	234.7	261.9
Refrigeration	207.1	217.5	392.2	392.6
Eliminations (1)	(19.0)	(19.4)	(31.1)	(34.0)

	$933.8	$914.1	$1,618.0	$1,583.5

Segment Profit (Loss)
Residential Heating & Cooling	$42.0	$35.2	$53.0	$39.6
Commercial Heating & Cooling	30.1	27.1	36.1	33.0
Service Experts	2.0	3.2	(9.5)	(5.0)
Refrigeration	21.3	21.4	35.5	35.0
Corporate and other	(15.7)	(11.6)	(30.1)	(26.0)
Eliminations	(0.2)	0.2	(0.4)	(0.2)

Subtotal that includes segment profit and eliminations	79.5	75.5	84.6	76.4

Reconciliation to income from continuing operations before income taxes:
Special product quality adjustment	0.5	(2.4)	0.1	(2.4)
Items in losses (gains) and other expenses, net that are excluded from segment profit (2)	0.6	1.3	(0.9)	2.3
Restructuring charges	0.6	2.4	3.7	3.6
Interest expense, net	4.3	4.3	9.0	8.4
Other expense, net	0.1	0.1	0.1	0.1

Income from continuing operations before income taxes	$73.4	$69.8	$72.6	$64.4

(1)	The net sales of the Residential Heating & Cooling segment include $19.0 million and $31.1 million for the three and six months ended June 30, 2012, respectively, and $19.4 million and $34.0 million for the three and six months of June 30, 2011, respectively, of intersegment revenues for HVAC equipment sold to our Service Experts segment. These intersegment sales are eliminated in the consolidated results. The net sales for all other segments are related to sales to external customers.
(2)	Items in Losses and other expenses, net that are excluded from segment profit are net change in unrealized gains and/or losses on open futures contracts, discount fee on accounts sold, realized gains and/or losses on marketable securities, and other items.

14. Fair Value Measurements:

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)
	As of June 30, 2012	As of December 31, 2011
Assets:
Investment in marketable equity securities (1)	$10.5	$8.4

(1)	Investment in marketable equity securities is recorded in Other Assets, net in the accompanying Consolidated Balance Sheets.

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

	As of June 30, 2012		As of December 31, 2011
Senior unsecured notes	$	213.0	$	207.0

15. Condensed Consolidating Financial Statements:

The Company’s senior unsecured notes are unconditionally guaranteed by certain of the Company’s subsidiaries (the “Guarantor Subsidiaries”) and are not secured by our other subsidiaries (the “Non-Guarantor Subsidiaries”). The Guarantor Subsidiaries are 100% owned; all guarantees are full and unconditional; and all guarantees are joint and several. As a result of the guarantee arrangements, we are required to present the following condensed consolidating financial statements.

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

Condensed consolidating financial statements of the Company, its Guarantor Subsidiaries and Non-Guarantor Subsidiaries as of June 30, 2012 and December 31, 2011 and for the three and six months ended June 30, 2012 and 2011 are shown below:

Condensed Consolidating Balance Sheets

As of June 30, 2012

(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1.0	$24.2	$43.9	$—	$69.1
Accounts and notes receivable, net	(921.4)	898.1	512.9	23.6	513.2
Inventories, net	—	314.4	118.0	(5.1)	427.3
Deferred income taxes, net	1.5	23.3	8.0	(1.3)	31.5
Other assets	0.6	22.1	118.6	(69.7)	71.6

Total current assets	(918.3)	1,282.1	801.4	(52.5)	1,112.7
PROPERTY, PLANT AND EQUIPMENT, net	—	242.3	50.3	—	292.6
GOODWILL	—	133.9	168.3	—	302.2
DEFERRED INCOME TAXES	(0.7)	89.6	17.5	(9.7)	96.7
OTHER ASSETS, net	2,113.7	842.9	27.7	(2,900.3)	84.0

TOTAL ASSETS	$1,194.7	$2,590.8	$1,065.2	$(2,962.5)	$1,888.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$111.5	$—	$(61.0)	$(36.3)	$14.2
Current maturities of long-term debt	—	0.3	0.2	—	0.5
Accounts payable	9.2	235.4	92.2	34.4	371.2
Accrued expenses	7.1	189.3	90.6	(0.1)	286.9
Income taxes payable	(10.7)	20.0	30.5	(34.1)	5.7

Total current liabilities	117.1	445.0	152.5	(36.1)	678.5
LONG-TERM DEBT	497.5	16.2	95.9	(95.4)	514.2
POSTRETIREMENT BENEFITS, OTHER THAN PENSIONS	—	18.5	—	—	18.5
PENSIONS	—	107.1	12.0	—	119.1
OTHER LIABILITIES	0.9	62.1	13.4	(11.0)	65.4

Total liabilities	615.5	648.9	273.8	(142.5)	1,395.7
COMMITMENTS AND CONTINGENCIES
TOTAL STOCKHOLDERS’ EQUITY	579.2	1,941.9	791.4	(2,820.0)	492.5

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,194.7	$2,590.8	$1,065.2	$(2,962.5)	$1,888.2

Condensed Consolidating Statements of Operations

For the Three Months Ended June 30, 2012

(In millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$—	$761.5	$226.4	$(54.1)	$933.8
COST OF GOODS SOLD	0.1	565.6	173.2	(53.8)	685.1

Gross profit	(0.1)	195.9	53.2	(0.3)	248.7
OPERATING EXPENSES:
Selling, general and administrative expenses	—	134.6	38.0	0.1	172.7
(Gains) losses and other expenses, net	(0.6)	1.3	0.8	—	1.5
Restructuring charges	—	0.4	0.2	—	0.6
(Income) loss from equity method investments	(50.3)	(3.7)	(3.1)	53.2	(3.9)

Income (loss) from continuing operations	50.8	63.3	17.3	(53.6)	77.8
INTEREST EXPENSE (INCOME), net	4.4	(0.7)	0.6	—	4.3
OTHER EXPENSE, net	—	—	0.1	—	0.1

Income (loss) from continuing operations before income taxes	46.4	64.0	16.6	(53.6)	73.4
(BENEFIT FROM) PROVISION FOR INCOME TAXES	(1.4)	21.8	4.9	(0.1)	25.2
Income (loss) from continuing operations	47.8	42.2	11.7	(53.5)	48.2
Loss from discontinued operations	—	(2.2)	(1.3)	—	(3.5)

Net income (loss)	$47.8	$40.0	$10.4	$(53.5)	$44.7

OTHER COMPREHENSIVE (LOSS) INCOME	$(4.5)	$(2.9)	$(21.1)	$3.5	$(25.0)

Condensed Consolidating Statements of Operations

For the Six Months Ended June 30, 2012

(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$—	$1,284.7	$434.5	$(101.2)	$1,618.0
COST OF GOODS SOLD	0.1	973.8	330.1	(100.8)	1,203.2

Gross profit	(0.1)	310.9	104.4	(0.4)	414.8
OPERATING EXPENSES:
Selling, general and administrative expenses	—	256.2	79.4	0.1	335.7
(Gains) losses and other expenses, net	(2.2)	0.6	1.6	—	—
Restructuring charges	—	3.5	0.2	—	3.7
(Income) loss from equity method investments	(43.5)	(1.6)	(5.0)	43.8	(6.3)

Income (loss) from continuing operations	45.6	52.2	28.2	(44.3)	81.7
INTEREST EXPENSE (INCOME), net	8.8	(1.2)	1.4	—	9.0
OTHER EXPENSE, net	—	—	0.1		0.1

Income (loss) from continuing operations before income taxes	36.8	53.4	26.7	(44.3)	72.6
(BENEFIT FROM) PROVISION FOR INCOME TAXES	(2.4)	19.0	8.5	(0.2)	24.9
Income (loss) from continuing operations	39.2	34.4	18.2	(44.1)	47.7
Loss from discontinued operations	—	(4.4)	(4.7)	—	(9.1)

Net income (loss)	$39.2	$30.0	$13.5	$(44.1)	$38.6

OTHER COMPREHENSIVE INCOME (LOSS)	$2.3	$(0.2)	$(9.0)	$4.4	$(2.5)

Condensed Consolidating Balance Sheets

As of December 31, 2011

(In millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1.0	$9.7	$34.4	$(0.1)	$45.0
Accounts and notes receivable, net	(991.9)	950.1	422.6	20.6	401.4
Inventories, net	—	221.2	107.5	(4.7)	324.0
Deferred income taxes, net	4.7	23.5	8.3	(1.3)	35.2
Other assets	1.6	21.7	108.6	(56.5)	75.4
Assets of discontinued operations	—	24.7	10.3	—	35.0

Total current assets	(984.6)	1,250.9	691.7	(42.0)	916.0
PROPERTY, PLANT AND EQUIPMENT, net	—	251.7	52.8	—	304.5
GOODWILL	—	133.4	172.2	—	305.6
DEFERRED INCOME TAXES	0.2	89.8	19.2	(9.7)	99.5
OTHER ASSETS, net	2,174.6	532.8	22.2	(2,649.5)	80.1

TOTAL ASSETS	$1,190.2	$2,258.6	$958.1	$(2,701.2)	$1,705.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$112.1	$—	$(67.3)	$(40.1)	$4.7
Current maturities of long-term debt	—	0.6	0.2	—	0.8
Accounts payable	9.2	133.5	96.9	31.4	271.0
Accrued expenses	15.3	177.0	87.3	(0.1)	279.5
Income taxes payable	(29.9)	28.0	24.7	(17.1)	5.7
Liabilities of discontinued operations	—	8.2	3.4	—	11.6

Total current liabilities	106.7	347.3	145.2	(25.9)	573.3
LONG-TERM DEBT	443.0	16.2	97.3	(96.9)	459.6
POSTRETIREMENT BENEFITS, OTHER THAN PENSIONS	—	18.6	—	—	18.6
PENSIONS	—	111.9	12.8	—	124.7
OTHER LIABILITIES	0.8	58.6	13.3	(11.0)	61.7

Total liabilities	550.5	552.6	268.6	(133.8)	1,237.9
COMMITMENTS AND CONTINGENCIES
TOTAL STOCKHOLDERS’ EQUITY	639.7	1,706.0	689.5	(2,567.4)	467.8

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,190.2	$2,258.6	$958.1	$(2,701.2)	$1,705.7

Condensed Consolidating Statements of Operations

For the Three Months Ended June 30, 2011

(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$—	$729.2	$236.9	$(52.0)	$914.1
COST OF GOODS SOLD	0.1	542.2	179.1	(51.5)	669.9

Gross profit	(0.1)	187.0	57.8	(0.5)	244.2
OPERATING EXPENSES:
Selling, general and administrative expenses	—	126.4	43.4	—	169.8
Losses (gains) and other expenses, net	1.3	0.2	(0.1)	(0.2)	1.2
Restructuring charges	—	2.5	(0.1)	—	2.4
(Income) loss from equity method investments	(54.9)	(6.8)	(2.6)	60.9	(3.4)

Operational income (loss) from continuing operations	53.5	64.7	17.2	(61.2)	74.2
INTEREST EXPENSE (INCOME), net	4.0	(1.0)	1.2	0.1	4.3
OTHER EXPENSE, net	—	—	0.1	—	0.1

Income (loss) from continuing operations before income taxes	49.5	65.7	15.9	(61.3)	69.8
(BENEFIT FROM) PROVISION FOR INCOME TAXES	(1.7)	20.8	5.1	(0.5)	23.7

Income (loss) from continuing operations	51.2	44.9	10.8	(60.8)	46.1
(Loss) income from discontinued operations	—	(1.8)	0.7	—	(1.1)

Net income (loss)	$51.2	$43.1	$11.5	$(60.8)	$45.0

OTHER COMPREHENSIVE (LOSS) INCOME	$(2.6)	$3.7	$4.5	$0.3	$5.9

Condensed Consolidating Statements of Operations

For the Six Months Ended June 30, 2011

(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$—	$1,229.8	$450.2	$(96.5)	$1,583.5
COST OF GOODS SOLD	0.1	930.2	341.8	(97.1)	1,175.0

Gross profit	(0.1)	299.6	108.4	0.6	408.5
OPERATING EXPENSES:
Selling, general and administrative expenses	—	248.7	88.4	—	337.1
Losses (gains) and other expenses, net	2.2	(1.0)	(0.3)	—	0.9
Restructuring charges	—	3.2	0.4	—	3.6
(Income) loss from equity method investments	(48.9)	(5.7)	(4.9)	53.5	(6.0)

Operational income (loss) from continuing operations	46.6	54.4	24.8	(52.9)	72.9
INTEREST EXPENSE (INCOME), net	8.0	(1.8)	2.2	—	8.4
OTHER EXPENSE, net	—	—	0.1	—	0.1

Income (loss) from continuing operations before income taxes	38.6	56.2	22.5	(52.9)	64.4
(BENEFIT FROM) PROVISION FOR INCOME TAXES	(3.5)	17.8	7.9	(0.4)	21.8

Income (loss) from continuing operations	42.1	38.4	14.6	(52.5)	42.6
(Loss) income from discontinued operations	—	(5.2)	0.4	—	(4.8)

Net income (loss)	$42.1	$33.2	$15.0	$(52.5)	$37.8

OTHER COMPREHENSIVE (LOSS) INCOME	$(6.7)	$5.7	$16.8	$1.3	$17.1

Condensed Consolidating Statements of Cash Flows

For the Six Months Ended June 30, 2012

(In millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$34.6	$(51.6)	$6.4	$—	$(10.6)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the disposal of property, plant and equipment	—	0.1	0.1	—	0.2
Purchases of property, plant and equipment	—	(14.2)	(2.6)	—	(16.8)
Net proceeds from sale of business	—	7.2	—	—	7.2
Net cash used in discontinued operations	—	(0.1)	—	—	(0.1)

Net cash used in investing activities	—	(7.0)	(2.5)	—	(9.5)
CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term borrowings, net	—	—	9.9	—	9.9
Asset securitization borrowings	—	—	310.0	—	310.0
Asset securitization payments	—	—	(310.0)	—	(310.0)
Long-term payments	—	(0.4)	(0.2)	—	(0.6)
Borrowings from revolving credit facility	526.0	—	—	—	526.0
Payments on revolving credit facility	(471.5)	—	—	—	(471.5)
Proceeds from stock option exercises	0.2	—	—	—	0.2
Repurchases of common stock	(2.6)	—	—	—	(2.6)
Excess tax benefits related to share-based payments	1.2	—	—	—	1.2
Intercompany debt	0.8	0.4	(1.2)	—	—
Intercompany financing activity	(70.4)	73.1	(2.7)	—	—
Cash dividends paid	(18.3)	—	—	—	(18.3)

Net cash (used in) provided by financing activities	(34.6)	73.1	5.8	—	44.3
INCREASE IN CASH AND CASH EQUIVALENTS	—	14.5	9.7	—	24.2
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	(0.1)	—	(0.1)
CASH AND CASH EQUIVALENTS, beginning of period	1.0	9.7	34.3	—	45.0

CASH AND CASH EQUIVALENTS, end of period	$1.0	$24.2	$43.9	$—	$69.1

Condensed Consolidating Statements of Cash Flows

For the Six Months Ended June 30, 2011

(In millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$51.0	$(184.9)	$(8.5)	$—	$(142.4)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the disposal of property, plant and equipment	—	0.7	0.2	—	0.9
Purchases of property, plant and equipment	—	(16.0)	(2.0)	—	(18.0)
Net proceeds from sale of business	—	—	0.6	—	0.6
Acquisition of business	—	(139.8)	(7.9)	—	(147.7)
Change in restricted cash	—	—	11.7	—	11.7
Net cash used in discontinued operations	—	(0.4)	(0.2)	—	(0.6)

Net cash (used in) provided by investing activities	—	(155.5)	2.4	—	(153.1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term borrowings, net	—	—	5.1	—	5.1
Asset securitization borrowings	—	—	80.0	—	80.0
Asset securitization payments	—	—	(80.0)	—	(80.0)
Long-term payments	—	(0.4)	—	—	(0.4)
Borrowings from revolving credit facility	683.0	—	—	—	683.0
Payments on revolving credit facility	(429.0)	—	—	—	(429.0)
Proceeds from stock option exercises	1.3	—	—	—	1.3
Repurchases of common stock	(36.5)	—	—	—	(36.5)
Excess tax benefits related to share-based payments	1.5	—	—	—	1.5
Intercompany debt	35.8	(11.6)	(24.2)	—	—
Intercompany financing activity	(370.3)	365.2	5.1	—	—
Cash dividends paid	(17.7)	—	—	—	(17.7)

Net cash (used in) provided by financing activities	(131.9)	353.2	(14.0)	—	207.3
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(80.9)	12.8	(20.1)	—	(88.2)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	4.7	—	4.7
CASH AND CASH EQUIVALENTS, beginning of period	81.1	14.7	64.2	—	160.0

CASH AND CASH EQUIVALENTS, end of period	$0.2	$27.5	$48.8	$—	$76.5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

In the second quarter of 2012, our Residential Heating & Cooling segment led our overall operational improvement with an 11% increase in net sales and $7 million in increased profit. This segment’s improvement can be attributed to an increase in its new construction business and replacement business in the second quarter of 2012. Our Commercial Heating & Cooling segment performance also improved in the second quarter of 2012 when compared to the same period in 2011, with a 1% increase in sales and $3 million in increased profit. Excluding the 4% unfavorable impact from foreign currency, sales for this segment increased 5%. The improved performance of this business was primarily due to an increase in business with our existing customers and the addition of new customers particularly in our European business. A slight increase from improved pricing also added to the performance for Commercial Heating & Cooling. Our sales were down almost 5% for our

Refrigeration segment; however, excluding the 5% unfavorable foreign currency impact, the Refrigeration segment sales were flat. This segment’s profit was also flat when compared to the second quarter of 2011. Partially offsetting the results in our other segments, our Service Experts segment experienced an 9% decline in net sales and a $1 million decline in profit for the second quarter of 2012 compared to the second quarter of 2011. Our Service Experts segment did not benefit from the increase in residential new construction business that our Residential Heating & Cooling segment did, as Service Experts has limited exposure to residential new construction.

We sold the Hearth business in the second quarter of 2012 for $7.2 million in net proceeds which excludes the transaction costs and cash transferred with the business. The net loss from the sale of the Hearth business was $3.8 million.

Key Financial Statistics

•

Net sales for the second quarter of 2012 increased to $933.8 million compared to $914.1 million in 2011, or a 2% increase. We had a 4% increase in overall net sales for LII excluding foreign currency exchange rate impact.

•

Operational income for the second quarter of 2012 increased to $77.8 million as compared to $74.2 million in 2011. The increase in operational income was primarily due to higher volume and higher margins from non-commodity material cost savings partially offset by a less favorable warranty adjustment.

•

Net income for the second quarter of 2012 was $44.7 million compared to $45.0 million in 2011. Diluted earnings per share from continuing operations were $0.93 in the second quarter of 2012 compared to diluted earnings per share from continuing operations of $0.85 in 2011.

•

Cash used in operating activities was $11 million in the first half of 2012 compared to $142 million in the first half of 2011. The decline in cash used in operating activities in the first half of 2012 was due to favorable working capital in the first half of 2012 compared to the first half of 2011 and an increase in accrued expenses due to an increase in incentive compensation from our improved operating results.

Second Quarter of 2012 Compared to Second Quarter of 2011 – Consolidated Results

Results of Operations

The following table provides a summary of our financial results, including information presented as a percentage of net sales (dollars in millions):

	Three Months Ended June 30,
			Percent Change Fav/(Unfav)
	Dollars			Percent Sales
	2012	2011		2012	2011
Net sales	$933.8	$914.1	2.2%	100.0%	100.0%
Cost of goods sold	685.1	669.9	(2.3)	73.4	73.3

Gross profit	248.7	244.2	(1.8)	26.6	26.7
Selling, general and administrative expenses	172.7	169.8	(1.7)	18.5	18.6
Losses and other expenses, net	1.5	1.2	(25.0)	0.2	0.1
Restructuring charges	0.6	2.4	75.0	—	0.3
Income from equity method investments	(3.9)	(3.4)	14.7	(0.4)	(0.4)

Operational income	$77.8	$74.2	4.9%	8.3%	8.1%

Net Sales

Net sales increased 2% in the second quarter of 2012 compared to the second quarter of 2011. Our sales volume was up 5%, while price and mix were down 1% from the comparable period. The increase in volume was in our Residential Heating & Cooling and Commercial Heating & Cooling segments. Changes in foreign currency exchange rates unfavorably impacted net sales by 2%. Excluding the impact from unfavorable foreign currency exchange rates, net sales in the second quarter of 2012 were up approximately 4% from the second quarter of 2011.

Gross Profit

Gross profit margins were relatively flat at 26.6% for the second quarter of 2012 compared to 26.7% for the second quarter of 2011. Non-commodity material cost savings added approximately 60 basis points. Almost fully offsetting these increases to profit margins were a less favorable warranty adjustment of 30 basis points, unfavorable other product costs of 20 basis points, and an increase in freight and distribution costs of 20 basis points.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased by $3 million in the second quarter of 2012 compared to 2011; and as a percentage of net sales, SG&A expense was flat at 19% in 2012 compared to 2011. The increase in SG&A expenses was principally due to higher incentive compensation due to overall improved operating results in the second quarter of 2012 partially offset by lower bad debt expense and favorable foreign currency exchange rates.

Losses and Other Expenses, Net

Losses and other expenses, net for the second quarters of 2012 and 2011 included the following (in millions):

	Three Months Ended June 30,
	2012	2011
Realized losses (gains) on settled futures contracts	$0.7	$(0.4)
Unrealized loss on unsettled futures contracts not designated as cash flow hedges	0.5	0.7
Foreign currency exchange losses	0.1	0.4
Other items, net	0.2	0.5

Losses and other expenses, net	$1.5	$1.2

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

Restructuring Charges

Restructuring charges declined from $2 million in the second quarter of 2011 to less than $1 million in the second quarter of 2012. As we did not initiate any new large projects in the second quarter of 2012, the charges in this period related to minor charges from various open projects initiated in prior years, principally the reorganization of the Service Experts administrative functions and management structure. The restructuring charges from the second quarter of 2011 were also primarily related to the reorganization of Service Experts with the remaining restructuring charges from the second quarter of 2011 from various open projects initiated in 2010 and prior years. For more information, see Note 10 in the Notes to the Consolidated Financial Statements.

Results from Equity Method and Other Equity Investments

Investments over which we do not exercise control but have significant influence are accounted for using the equity method of accounting. Income from equity method investments increased slightly from $3.4 million in 2011 to $3.9 million in the second quarter of 2012, primarily due to increased performance from our joint ventures.

Interest Expense, Net

Interest expense, net, was flat at $4 million in the second quarters of 2012 and 2011, as both our weighted average borrowings and weighted average interest rate were relatively flat in the comparable periods.

Income Tax Expense

Income tax expense was $25 million in the second quarter of 2012 compared to $24 million in 2011. The effective tax rate was 34.3% for the second quarter of 2012 and 34.0% for the second quarter of 2011. Our effective rates differ from the statutory federal rate of 35% for certain items, such as state and local taxes, non-deductible expenses, foreign operating losses for which no tax benefits have been recognized and foreign taxes at rates other than 35%.

Loss from Discontinued Operations

In the fourth quarter of 2011, we began to pursue strategic alternatives for our Hearth reporting unit. We sold this business in the second quarter of 2012 for $7.2 million in net proceeds subject to a working capital adjustment.

We had a pre-tax loss of $7.2 million in discontinued operations in the second quarter of 2012 for the Hearth reporting unit compared to a pre-tax loss of $1.7 million in the second quarter of 2011. The loss from discontinued operations in the second quarter of 2012 included a $6.3 million pension settlement charge for realization of pension losses related to the transfer of a pension to the buyer, $3.8 million for a loss on the sale of the business, and a $3.5 million gain for the realization of foreign currency translation adjustments.

Second Quarter of 2012 Compared to Second Quarter of 2011 – Results by Segment

Residential Heating & Cooling

The following table summarizes our Residential Heating & Cooling segment’s net sales and profit for the second quarters of 2012 and 2011 (dollars in millions):

	Three Months Ended June 30,
	2012	2011	Difference	% Change
Net sales	$411.9	$372.3	$39.6	10.6%
Profit	42.0	35.2	6.8	19.3%
% of net sales	10.2%	9.5%

Residential Heating & Cooling’s net sales increased by 11% in the second quarter of 2012 compared to the second quarter of 2011. Sales volumes increased by 14%, partially offset by a 3% decline in price and mix in 2012 compared to 2011.

Segment profit increased $7 million, including a $16 million increase from sales volume and $2 million from non-commodity material cost savings. Segment profit was adversely affected by a $7 million decline from price and mix and $2 million in commodity headwinds. Comparisons were also adversely affected $2 million from a less favorable warranty adjustment.

Commercial Heating & Cooling

The following table summarizes our Commercial Heating & Cooling segment’s net sales and profit for the second quarters of 2012 and 2011 (dollars in millions):

	Three Months Ended June 30,
	2012	2011	Difference	% Change
Net sales	$200.7	$198.3	$2.4	1.2%
Profit	30.1	27.1	3.0	11.1%
% of net sales	15.0%	13.7%

Our Commercial Heating & Cooling business experienced a 1% increase in net sales in the second quarter of 2012 compared to 2011. Excluding the 4% unfavorable impact from foreign currency exchange rates, our net sales increased by 5%. Sales volume increased by 4% and price increased 1%.

Segment profit for the second quarter of 2012 increased $3 million compared to the second quarter of 2011. Segment profit increased $5 million from the impact of higher net sales. Partially offsetting the positive impact from the higher net sales was a $1 million increase in freight and distribution and $1 million of unfavorable foreign currency exchange rates.

Service Experts

The following table summarizes our Service Experts segment’s net sales and profit for the second quarters of 2012 and 2011 (dollars in millions):

	Three Months Ended June 30,
	2012	2011	Difference	% Change
Net sales	$133.1	$145.4	$(12.3)	(8.5)%
Profit	2.0	3.2	(1.2)	(37.5)%
% of net sales	1.5%	2.2%

In total, net sales declined by 9%. Sales volume declined by 9% and unfavorable foreign currency exchange rates added another 1% to the decline in net sales. Partially offsetting these declines is a 1% increase in mix from our commercial service business. The decline in this segment’s sales volume is primarily due to the decline in residential service business with some offset from growth in the commercial service business.

The decrease in segment profit was primarily due to the impact of the volume decline in net sales. This decline was partially offset by a $3 million decrease in SG&A expense from productivity initiatives.

Refrigeration

The following table summarizes our Refrigeration segment’s net sales and profit for the second quarters of 2012 and 2011 (dollars in millions):

	Three Months Ended June 30,
	2012	2011	Difference	% Change
Net sales	$207.1	$217.5	$(10.4)	(4.8)%
Profit	21.3	21.4	(0.1)	(0.5)%
% of net sales	10.3%	9.8%

Net sales decreased 5% in the second quarter of 2012 when compared to 2011. Unfavorable foreign currency exchange rates accounted for the 5% decline in sales. Sales volumes declined 1% which was fully offset by a 1% increase in price.

Segment profit was flat. Although segment profit was flat, this segment generated $3 million in non-commodity material cost savings. These savings were fully offset by $3 million of unfavorable foreign currency exchange rates and $1 million increase in SG&A expense.

Corporate and Other

Corporate and other expenses were $16 million in the second quarter of 2012, up from $12 million in 2011. The increase was primarily driven by higher incentive compensation expense in 2012 compared to 2011 due to the overall increase in operating performance in the second quarter of 2012.

Year-to-Date through June 30, 2012 Compared to Year-to-Date through June 30, 2011 – Consolidated Results

Results of Operations

The following table provides a summary of our financial results, including information presented as a percentage of net sales (dollars in millions):

	Six Months Ended June 30,
			Percent Change Fav/(Unfav)
	Dollars			Percent Sales
	2012	2011		2012	2011
Net sales	$1,618.0	$1,583.5	2.2%	100.0%	100.0%
Cost of goods sold	1,203.2	1,175.0	(2.4)	74.4	74.2

Gross profit	414.8	408.5	1.5	25.6	25.8
Selling, general and administrative expenses	335.7	337.1	0.4	20.8	21.3
Losses and other expenses, net	—	0.9	100.0	—	0.1
Restructuring charges	3.7	3.6	(2.8)	0.2	0.2
Income from equity method investments	(6.3)	(6.0)	5.0	(0.4)	(0.4)

Operational income	$81.7	$72.9	12.1%	5.0%	4.6%

Net Sales

Net sales increased 2% in the first half of 2012 compared to the first half of 2011. Unfavorable foreign currency exchange rates negatively affected our sales by 2%. Excluding the impact from foreign currency, our net sales increased by 4%. Our sales volumes were up 4% and our price and mix were flat in the comparable period. The increase in volume was predominantly in our Residential Heating & Cooling segment with modest volume increases in our Commercial Heating & Cooling and Refrigeration segments.

Gross Profit

Gross profit margins were relatively flat at 25.6% for the first half of 2012 compared to gross profit margins of 25.8% for the first half of 2011. The components of gross profit, including commodities and freight and distribution costs, in the first half of 2012 were comparable to the components of gross profit in the first half of 2011.

Selling, General and Administrative Expenses

SG&A expenses decreased by $1 million in the first half of 2012 compared to 2011, and as a percentage of net sales, SG&A expenses declined to 20.8% in 2012 from 21.3% in 2011. The decline in SG&A expenses was principally due to favorable foreign currency exchange rates partially offset by higher incentive compensation due to overall improved operating results in the second quarter of 2012.

Losses and Other Expenses, Net

Losses and other expenses, net included the following (in millions):

	Six Months Ended June 30,
	2012	2011
Realized losses (gains) on settled futures contracts	$1.0	$(1.0)
Unrealized (gain) loss on unsettled futures contracts not designated as cash flow hedges	(1.2)	1.5
Foreign currency exchange (gain) loss	(0.2)	0.5
Other items, net	0.4	(0.1)

Losses and other expenses, net	$—	$0.9

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

Restructuring Charges

Restructuring charges were approximately $4 million in first six months of 2012 and 2011. As we did not initiate any new large projects in the first half of 2012, the restructuring changes in the first half of 2012 were $3 million for our Regional Distribution Network project and $1 million for the reorganization of the Service Experts administrative functions and management structure. The restructuring charges from the first half of 2011 were $1 million for the exit of the coil manufacturing in Milperra, Australia and $2 million for the reorganization of the Service Experts administrative functions and management structure. The remaining restructuring charges were for various other remaining restructuring projects. For more information, see Note 10 in the Notes to the Consolidated Financial Statements.

Results from Equity Method and Other Equity Investments

Investments over which we do not exercise control but have significant influence are accounted for using the equity method of accounting. Income from equity method investments were approximately $6 million for the first six months of 2012 and the first six months of 2011.

Interest Expense, Net

Interest expense, net, increased to $9 million in the first six months of 2012 from $8 million in the same period in 2011. The increase in interest expense was primarily attributable to an increase in the average amounts borrowed in the first half of 2012 compared to 2011 as well as an increase in our weighted average interest rate in the comparable period.

Income Tax Expense

The income tax expense was $25 million in the first six months of 2012 compared to $22 million in 2011. The effective tax rate was 34.3% for 2012 and 33.9% in 2011. Our effective rates differ from the statutory federal rate of 35% for certain items, such as state and local taxes, non-deductible expenses, foreign operating losses for which no tax benefits have been recognized and foreign taxes at rates other than 35%.

Loss from Discontinued Operations

In the fourth quarter of 2011, we began to pursue strategic alternatives for our Hearth reporting unit due. We sold this business in the second quarter of 2012 for $7.2 million in net proceeds subject to a working capital adjustment.

We had a pre-tax loss of $15.7 million in discontinued operations in the first half of 2012 for the Hearth reporting unit compared to a pre-tax loss of $7.4 million in the first half of 2011. The loss from discontinued operations in the first half of 2012 included a $6.3 million charge to write-down the related assets to their estimated fair value, a $6.3 million pension settlement charge for realization of pension losses related to the transfer of a pension to the buyer, $3.8 million for a loss on the sale of the business, and a $3.5 million gain for the realization of foreign currency translation adjustments.

Year-to-Date Through June 30, 2012 Compared to Year-to-Date Through June 30, 2011 – Results by Segment

Residential Heating & Cooling

The following table summarizes our Residential Heating & Cooling segment’s net sales and profit for the first half of 2012 and 2011 (dollars in millions):

	Six Months Ended June 30,
	2012	2011	Difference	% Change
Net sales	$684.5	$625.9	$58.6	9.4%
Profit	53.0	39.6	13.4	33.8%
% of net sales	7.7%	6.3%

Residential Heating & Cooling net sales increased by 9% in the first half of 2012 compared to the first half of 2011. Sales volumes increased by 12% in the first half of 2012 as compared to 2011. Partially offsetting the increase in sales volume was lower price and mix of 3%.

Segment profit increased $13 million due to $23 million in higher sales volumes, $3 million in non -commodity material costs savings, and $3 million in lower SG&A. Partially offsetting these increases in segment profit were $9 million in unfavorable price and mix, $3 million in commodity headwinds. Comparisons were also adversely affected $2 million from a less favorable warranty adjustment. The lower SG&A expenses were the result of lower bad debt expense and lower selling costs in the comparable period.

Commercial Heating & Cooling

The following table summarizes our Commercial Heating & Cooling segment’s net sales and profit for the first half of 2012 and 2011 (dollars in millions):

	Six Months Ended June 30,
	2012	2011	Difference	% Change
Net sales	$337.7	$337.1	$0.6	0.2%
Profit	36.1	33.0	3.1	9.4%
% of net sales	10.7%	9.8%

Our Commercial Heating & Cooling business sales were flat in the first half of 2012 compared to 2011. Unfavorable foreign currency exchange rates negatively affected our sales by 3%. Excluding the foreign impact, our sales increased 3%. Our sales volume increased by 2% and price and mix added 1% to the increase in sales.

Segment profit for the first half of 2012 increased $3 million from the first half of 2011. Segment profit increased from the impact of higher sales by $7 million and productivity initiatives of $3 million. Partially offsetting these increases to segment profit were commodity headwinds of $2 million and freight and distribution charges of $2 million, increased SG&A expenses of $2 million and higher non-commodity material costs of $1 million.

Service Experts

The following table summarizes our Service Experts segment’s net sales and loss for the first half of 2012 and 2011 (dollars in millions):

	Six Months Ended June 30,
	2012	2011	Difference	% Change
Net sales	$234.7	$261.9	$(27.2)	(10.4)%
Loss	(9.5)	(5.0)	(4.5)	(90.0)%
% of net sales	(4.0)%	(1.9)%

In total, sales volumes declined 13% which was partially offset by a 4% increase in price and mix. Foreign currency exchange rates decreased net sales by 1%. The decline in this segment’s sales volume is primarily due to the decline in residential service business with some offset from growth in the commercial service business.

Segment loss for the first half of 2012 increased almost $5 million from the first half of 2011. The increase in segment loss in the first half of 2012 was due to a $12 million decline in sales volumes. Partially offsetting the volume decline was a SG&A expense improvement of $5 million and $2 million in lower other product costs. The SG&A expense improvement was primarily related to productivity initiatives.

Refrigeration

The following table summarizes our Refrigeration segment’s net sales and profit for the first half of 2012 and 2011 (dollars in millions):

	Six Months Ended June 30,
	2012	2011	Difference	% Change
Net sales	$392.2	$392.6	$(0.4)	(0.1)%
Profit	35.5	35.0	0.5	1.4%
% of net sales	9.1%	8.9%

Net sales were flat in the first half of 2012 compared to the first half of 2011. Unfavorable foreign currency exchange rates reduced sales by 3%. Excluding the impact from foreign currency, our net sales increased 3%. The increase in sales volume added 2% to sales and price and mix added 1%.

Segment profit was relatively flat when comparing the first six months of 2012 to the same period in 2011. The net sales increase related to volume and price and mix increases added $5 million to segment profit. Partially offsetting the increase in net sales was $2 million in increased SG&A expense and $3 million of unfavorable foreign currency exchange rates.

Corporate and Other

Corporate and other expenses were $30 million in the first half of 2012, up from $26 million in 2011. The increase was primarily driven by higher incentive compensation expense in 2012 compared to 2011 due to the overall increase in operating performance in the first half of 2012.

Liquidity and Capital Resources

Our working capital and capital expenditure requirements are generally met through internally generated funds, bank lines of credit and a revolving period asset securitization arrangement. Working capital needs are generally greater in the first and second quarters due to the seasonal nature of our business cycle.

Statement of Cash Flows

The following table summarizes our cash activity for the six months ended June 30, 2012 and 2011 (in millions):

	Six Months Ended June 30,
	2012	2011
Net cash used in operating activities	$(10.6)	$(142.4)
Net cash used in investing activities	(9.5)	(153.1)
Net cash provided by financing activities	44.3	207.3

Net Cash Used in by Operating Activities

Operating activities resulted in a lower use of cash in 2012 compared to 2011. This decreased use was primarily due to lower working capital requirements and an increase in accrued expenses in 2012. Our working capital requirements resulted in a $129 million use of cash in the first half of 2012 compared to a $155 million use of cash in 2011. The decrease in working capital requirements was primarily related to accounts payable and inventory. As we prepare for the peak cooling season, we carry higher than average inventory balances in the first and second quarters to meet the summer demand. In addition to the higher than average inventory balances, in the first quarter of 2011 our inventory increase was greater than what we normally see in this period due to an increased effort to level load our factories. The improved operating performance in the first half of 2012 is the primary reason for the increase in accounts payable and accrued expenses. The improved operating performance resulted in higher incentive compensation in the first half of 2012 compared to the same period in 2011 in accrued expenses.

Net Cash Used in Investing Activities

Net cash used in investing activities for the first six months of 2012 included $7.2 million in net proceeds from the sale of the Hearth business. For the first six months of 2011, net cash used in investing activities included $143.3 million for the acquisition of the Kysor/Warren business from The Manitowoc Company and $4.4 million for the acquisition of a commercial services business in our Service Experts segment.

Capital expenditures in the first half of 2012 were $17 million, which was slightly lower than the $18 million in the first half of 2011. Capital expenditures in the quarter were primarily related to investments in our distribution network, investments in systems and software to support the overall enterprise and maintenance capital expenditures.

Net Cash Provided by Financing Activities

Net cash provided by financing activities decreased by $163 million in the first six months of 2012 compared to the first six months of 2011. This decrease was primarily related to a decrease in net borrowings. The net borrowings were higher in the first half of 2011 to support the Kysor/Warren acquisition and the increase in working capital needs in the first half of 2011.

Debt Position and Financial Leverage

The following table details our lines of credit and financing arrangements as of June 30, 2012 (in millions):

	Maximum Capacity	Outstanding Borrowings	Available for Future Borrowings
Short-Term Debt:
Foreign Obligations	$14.2	$14.2	$—
Asset Securitization (1)	150.0	—	150.0

Total short-term debt	$164.2	$14.2	$150.0

Current Maturities of Long-Term Debt:	$0.5	$0.5	$—

Long-Term Debt:
Capital lease obligations	$16.7	16.7	—
Domestic revolving credit facility (2)	650.0	297.5	294.0
Senior unsecured notes	200.0	200.0	—

Total long-term debt	$866.7	$514.2	294.0

Total	$1,031.4	$528.9	$444.0

(1)	The maximum capacity under the asset securitization arrangement (“ASA”) is the lesser of $150.0 million or 100% of the net pool balance defined under the ASA.
(2)	The available future borrowings on our domestic revolving credit facility exclude $58.5 million in standby letters of credit. We had an additional $20.0 million in stand-by letters of credit with other banks.

As our peak season arrives, we typically pay down debt. We believe our available future borrowings combined with our cash of $69.1 million and future cash from operations are sufficient to fund our operations, planned capital expenditures, future contractual obligations, share repurchases, dividends and other needs in the foreseeable future. Included in our cash and cash equivalents of $69.1 million at June 30, 2012, we had $43.9 million of cash held in foreign locations. Our cash in foreign locations is used for investing and operating activities in those locations, and we currently do not have the need or intent to repatriate those funds to the United States. If we were to repatriate this cash, we would be required to accrue and to pay taxes in the United States for the amounts that were repatriated. Our expected capital expenditures are $55 million for 2012.

Our debt-to-total-capital ratio increased to 51.8% at June 30, 2012 compared to 49.9% at December 31, 2011. The increase in the ratio is due to an increase in the total debt balance at June 30, 2012 primarily related to the seasonal build in inventory to meet peak seasonal demand.

Covenants on our outstanding debt did not change in the second quarter of 2012 and we were in compliance with all of our debt covenants as of June 30, 2012. For a more detailed discussion of our debt, see Note 7 in the Notes to the Consolidated Financial Statements set forth in Part I, Item I of this Quarterly Report on Form 10-Q.

We periodically review our capital structure, including our primary bank facility, to ensure that it has adequate liquidity. We also periodically consider various other financing alternatives and may, from time to time, seek to take advantage of favorable interest rate environments or other market conditions, which may include accessing the capital markets.

On March 30, 2012, the parties involved with the asset securitization program (“ASP”) agreed to remove Lennox Hearth Products LLC from the ASP. Any receivables originated by Lennox Hearth Products LLC that remained outstanding as of that date were repurchased by us. The maximum securitization amount of $150.0 million was not modified. We do not believe the removal of Lennox Hearth Products LLC from the ASP will have a significant impact on the available borrowings under the ASP. The eligible amount to borrow under the program as of June 30, 2012 was $150.0 million.

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

The estimate of our liability for future warranty costs requires us to make significant assumptions about the amount, timing and nature of the costs we will incur in the future. We review the assumptions used to determine the liability periodically and we adjust our assumptions based upon factors such as actual failure rates and cost experience. Numerous factors could affect actual failure rates and cost experience, including the amount and timing of new product introductions, and changes in manufacturing techniques or locations, components or suppliers used. In recent years, changes in the warranty liability as the result of the issuance of new warranties and the payments made have remained relatively stable. Should actual warranty costs differ from our estimates, we may be required to record adjustments to accruals and expense in the future. At the end of each accounting period, we evaluate our warranty liabilities and during the second quarter of each year, we perform a complete re-evaluation of our warranty liabilities.

We also may incur costs related to our products that may not be covered under our warranties and are not covered by insurance, and we may, from time to time, repair or replace installed products experiencing quality issues in order to satisfy our customers and to protect our brand. These product quality issues may be caused by vendor-supplied components that fail to meet required specifications. We identified product quality issues we believe resulted from vendor supplied materials: a heating and cooling product line produced in 2006 and 2007 and a refrigerant product quality issue in the second quarter of 2012. We recorded $0.7 million for these matters in the second quarter of 2012. As of June 30, 2012, we had $6.5 million accrued for these matters. We may incur additional charges in the future as more information becomes available.

We estimate the costs to settle pending litigation based on experience involving similar claims and specific facts known. We do not believe that any current, pending or threatened litigation will have a material adverse effect on our financial position. Litigation, however, involves uncertainties and it is possible that the eventual outcome of litigation could adversely affect our results of operations for a particular period.

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

Information about our exposure to market risks related to metal commodity prices and a sensitivity analysis related to our metal commodity hedges is presented below (in millions):

Notional amount (pounds)	25.3
Carrying amount and fair value of asset	$(4.5)
Change in fair value from 10% change in forward prices	$8.1

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

Information about our exposure to interest rate risk and a sensitivity analysis related to our interest rate swap is presented below (in millions):

Notional amount	$100.0
Impact of a 100 basis point change in the benchmark interest rate:
Carrying amount and fair value of liability	$0.8
Interest expense	$0.8

Foreign Currency Exchange Rate Risk

Our results of operations can be affected by changes in exchange rates. Net sales and expenses in foreign currencies are translated into U.S. dollars for financial reporting purposes based on the average exchange rate for the period. For the second quarters of 2012 and 2011, net sales from outside the U.S. represented 23.6% and 25.3%, respectively, of our total net sales. Historically, foreign currency transaction gains (losses) have not had a material effect on our overall operations. As of June 30, 2012, the impact to net income of a 10% change in exchange rates is estimated to be approximately $1.2 million.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we carried out an evaluation, under the supervision and with the participation of our current management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2012, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

We do not believe that any current, pending or threatened litigation will have a material adverse effect on our financial position.

Item 1A.	Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or results of operations. There have been no material changes to our risk factors from those disclosed in our 2011 Annual Report on Form 10-K with the exception of the following:

Changes in Legislation or Government Regulations or Policies Can Have a Significant Impact on Our Results of Operations.

The sales and margins of each of our segments could be directly impacted by changes in legislation or government regulations. The demand for and cost of providing our products and services could be impacted by environmental standards and regulations. For example, the market’s response to the government regulations requiring phase out of the use of R-22 in 2011 negatively impacted our results of operations in our Residential Heating & Cooling segment. The demand for our products and services could also be affected by the size and availability of tax incentives for purchasers of our products and services. For example, significant reductions in federal tax credits in 2011 for high efficiency systems negatively impacted our sales volume in our Residential Heating & Cooling segment that year. Future legislation or regulations regarding environmental matters, product certification, product liability, or tax incentives may impact the results of each of our operating segments and our consolidated results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

In June 2008 our Board of Directors approved a new share repurchase plan for $300 million, pursuant to which we are authorized to repurchase shares of our common stock through open market purchases (the “2008 Share Repurchase Plan”). In December 2011, our Board of Directors increased the authorized amount of shares that could be repurchased under the 2008 Share Repurchase Plan by $100 million. The 2008 Share Repurchase Program has no stated expiration date. In the second quarter of 2012, we repurchased shares of our common stock as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (including fees)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (in millions)
April 1 through April 30	4,637	$42.83	—	$121.3
May 1 through May 31	10,645	$42.71	—	$121.3
June 1 through June 30	1,116	$43.44	—	$121.3

	16,398	$42.80	—

(1)	This column reflects the surrender to LII of 16,398 shares of common stock to satisfy tax-withholding obligations in connection with the vesting of restricted stock and performance share units.

Item 6.	Exhibits.

3.1	–	Restated Certificate of Incorporation of Lennox International Inc. (“LII”) (filed as Exhibit 3.1 to LII’s Registration Statement on Form S-1 (Registration Statement No. 333-75725) filed on April 6, 1999 and incorporated herein by reference).

3.2	–	Amended and Restated Bylaws of LII (filed as Exhibit 3.1 to LII’s Current Report on Form 8-K filed on March 15, 2010 and incorporated herein by reference).

4.1	–	Specimen Stock Certificate for the Common Stock, par value $.01 per share, of LII (filed as Exhibit 4.1 to LII’s Amendment to Registration Statement on Form S-1/A (Registration No. 333-75725) filed on June 16, 1999 and incorporated herein by reference).

4.2	–	Indenture, dated as of May 3, 2010, between LII and U.S. Bank National Association, as trustee (filed as Exhibit 4.3 to LII’s Post-Effective Amendment No. 1 to Registration Statement on S-3 (Registration No. 333-155796) filed on May 3, 2010, and incorporated herein by reference).

4.3	–	Form of First Supplemental Indenture among LII, the guarantors party thereto and U.S. Bank National Association, as trustee (filed as Exhibit 4.11 to LII’s Post-Effective Amendment No. 1 to Registration Statement on S-3 (Registration No. 333-155796) filed on May 3, 2010, and incorporated herein by reference).

4.4	–	Second Supplemental Indenture dated as of March 28, 2011, among Heatcraft Inc., a Mississippi corporation, Heatcraft Refrigeration Products LLC, a Delaware limited liability company and Advanced Distributor Products LLC, a Delaware limited liability company (the “Guarantors”), LII, and each other than existing Guarantor under the Indenture dated as of May 3, 2010, and U.S. Bank National Association as Trustee (filed as Exhibit 4.4 to LII’s Quarterly Report on Form 10-Q filed on April 26, 2011, and incorporated herein by reference).

4.5		Form of 4.900% Note due 2017 (filed as Exhibit 4.3 to LII’s Current Report on Form 8-K filed on May 6, 2010 and incorporated herein by reference).

31.1	–	Certification of the principal executive officer (filed herewith).

31.2	–	Certification of the principal financial officer (filed herewith).

32.1	–	Certification of the principal executive officer and the principal financial officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

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

LENNOX INTERNATIONAL INC.
Date: July 24, 2012
/s/ Joseph W. Reitmeier
Joseph W. Reitmeier
Chief Financial Officer
(on behalf of registrant and as principal financial officer)