Form 10-Q
period 2012-09-30
LENNOX INTERNATIONAL INC
filed 2012-10-22
CIK 1069202

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
_________________________________________________
FORM 10-Q
 _________________________________________________
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission file number 001-15149
 _________________________________________________
LENNOX INTERNATIONAL INC.
Incorporated pursuant to the Laws of the State of DELAWARE
_________________________________________________
Internal Revenue Service Employer Identification No. 42-0991521
2140 LAKE PARK BLVD., RICHARDSON, TEXAS, 75080
(972-497-5000)
_________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒
As of October 18, 2012, the number of shares outstanding of the registrant’s common stock, par value $.01 per share, was 50,296,993.

LENNOX INTERNATIONAL INC.
FORM 10-Q
For the Three and Nine Months Ended September 30, 2012

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.
LENNOX INTERNATIONAL INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In millions, except share and per share data)

	As of September 30, 2012	As of December 31, 2011
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$48.8	$45.0
Accounts and notes receivable, net of allowances of $9.5 and $11.3 in 2012 and 2011, respectively	450.3	387.0
Inventories, net	398.4	317.9
Deferred income taxes, net	32.8	33.8
Other assets	72.6	68.5
Assets of discontinued operations	108.7	160.5
Total current assets	1,111.6	1,012.7
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $580.3 and $554.0 in 2012 and 2011, respectively	289.4	300.7
GOODWILL	223.7	223.2
DEFERRED INCOME TAXES	87.3	90.7
OTHER ASSETS, net	81.5	78.4
TOTAL ASSETS	$1,793.5	$1,705.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$31.1	$4.7
Current maturities of long-term debt	0.3	0.8
Accounts payable	277.6	254.9
Accrued expenses	258.7	239.4
Income taxes payable	8.5	5.7
Liabilities of discontinued operations	62.2	71.6
Total current liabilities	638.4	577.1
LONG-TERM DEBT	449.6	459.6
POSTRETIREMENT BENEFITS, OTHER THAN PENSIONS	17.1	18.6
PENSIONS	116.2	124.7
OTHER LIABILITIES	62.8	57.9
Total liabilities	1,284.1	1,237.9
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 200,000,000 shares authorized, 87,170,197 shares and 86,938,004 shares issued for 2012 and 2011, respectively	0.9	0.9
Additional paid-in capital	894.0	881.2
Retained earnings	732.6	692.9
Accumulated other comprehensive loss	(10.2)	(37.1)
Treasury stock, at cost, 36,885,101 shares and 36,093,966 shares for 2012 and 2011, respectively	(1,107.9)	(1,070.1)
Total stockholders’ equity	509.4	467.8
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,793.5	$1,705.7
The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited, in millions, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
NET SALES	$809.7	$801.2	$2,264.5	$2,192.4
COST OF GOODS SOLD	604.8	614.6	1,710.6	1,675.9
Gross profit	204.9	186.6	553.9	516.5
OPERATING EXPENSES:
Selling, general and administrative expenses	125.9	122.4	379.8	372.9
Losses and other expenses, net	0.3	2.6	0.2	3.6
Restructuring charges	0.4	8.0	3.1	11.3
Income from equity method investments	(2.6)	(3.0)	(8.8)	(9.0)
Operational income from continuing operations	80.9	56.6	179.6	137.7
INTEREST EXPENSE, net	4.4	4.1	13.4	12.5
OTHER EXPENSE, net	—	—	0.1	0.1
Income from continuing operations before income taxes	76.5	52.5	166.1	125.1
PROVISION FOR INCOME TAXES	26.8	17.6	57.6	42.4
Income from continuing operations	49.7	34.9	108.5	82.7
DISCONTINUED OPERATIONS:
Loss from discontinued operations	(24.6)	(2.1)	(57.2)	(17.7)
Benefit from income taxes	(4.3)	(1.0)	(16.7)	(6.6)
Loss from discontinued operations	(20.3)	(1.1)	(40.5)	(11.1)
Net income	$29.4	$33.8	$68.0	$71.6
EARNINGS PER SHARE – BASIC:
Income from continuing operations	$0.98	$0.67	$2.13	$1.56
Loss from discontinued operations	(0.40)	(0.02)	(0.79)	(0.21)
Net income	$0.58	$0.65	$1.34	$1.35
EARNINGS PER SHARE – DILUTED:
Income from continuing operations	$0.97	$0.66	$2.11	$1.53
Loss from discontinued operations	(0.40)	(0.02)	(0.79)	(0.20)
Net income	$0.57	$0.64	$1.32	$1.33
AVERAGE SHARES OUTSTANDING:
Basic	50.6	52.2	50.8	53.0
Diluted	51.3	52.8	51.5	53.9
CASH DIVIDENDS DECLARED PER SHARE	$0.20	$0.18	$0.56	$0.54
The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited, in millions)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
NET INCOME	$29.4	$33.8	$68.0	$71.6
OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Foreign currency translation adjustments, net	24.7	(55.2)	19.5	(27.4)
Reclassification of foreign currency translation gains into earnings	—	—	(3.7)	—
Derivatives, net of tax expense (benefit) of $2.9 and $5.4 for the three and nine months ended September 30, 2012, respectively, and $(7.5) and $(11.9) for the three and nine months ended September 30, 2011, respectively	2.0	(18.6)	3.5	(20.7)
Reclassification of derivative losses (gains) into earnings	2.8	(2.3)	7.6	(10.9)
Other comprehensive income (loss)	$29.5	$(76.1)	$26.9	$(59.0)
Comprehensive income (loss)	$58.9	$(42.3)	$94.9	$12.6
The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS For the Nine Months Ended September 30, 2012 and 2011 (Unaudited, in millions)

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$68.0	$71.6
Net loss from discontinued operations	40.5	11.1
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Income from equity method investments	(8.8)	(9.0)
Dividends from affiliates	6.9	8.6
Restructuring expenses, net of cash paid	—	5.0
Provision for bad debts	2.0	4.4
Unrealized (gain) loss on derivative contracts	(1.4)	4.7
Stock-based compensation expense	10.4	12.6
Depreciation and amortization	41.1	42.3
Deferred income taxes	0.5	4.0
Other items, net	3.3	(3.1)
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts and notes receivable	(62.4)	(66.6)
Inventories	(81.3)	(82.6)
Other current assets	(5.0)	(2.3)
Accounts payable	20.8	61.6
Accrued expenses	32.1	(27.9)
Income taxes payable and receivable	13.7	1.3
Other	(3.6)	(2.7)
Net cash used in discontinued operations	(12.4)	(35.2)
Net cash provided by (used in) operating activities	64.4	(2.2)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the disposal of property, plant and equipment	0.1	0.2
Purchases of property, plant and equipment	(28.0)	(25.8)
Net proceeds from sale of businesses	10.1	0.6
Acquisition of businesses	—	(147.7)
Change in restricted cash	—	12.2
Net cash used in discontinued operations	(0.3)	(1.2)
Net cash used in investing activities	(18.1)	(161.7)
CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term borrowings, net	1.3	2.5
Asset securitization borrowings	480.0	220.0
Asset securitization payments	(455.0)	(220.0)
Long-term payments	(0.9)	(0.7)
Borrowings from revolving credit facility	696.0	1,090.0
Payments on revolving credit facility	(706.0)	(911.5)
Proceeds from stock option exercises	0.3	1.5
Repurchases of common stock	(38.4)	(90.9)
Excess tax benefits related to share-based payments	1.7	1.5
Cash dividends paid	(27.5)	(27.2)
Net cash (used in) provided by financing activities	(48.5)	65.2
DECREASE IN CASH AND CASH EQUIVALENTS	(2.2)	(98.7)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	6.0	(3.4)
CASH AND CASH EQUIVALENTS, beginning of period	45.0	160.0
CASH AND CASH EQUIVALENTS, end of period	$48.8	$57.9
Supplementary disclosures of cash flow information:
Cash paid during the year for:
Interest, net	$11.8	$10.7
Income taxes (net of refunds)	$27.8	$28.9
The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. General:
References in this Quarterly Report on Form 10-Q to “we,” “our,” “us,” “LII” or the “Company” refer to Lennox International Inc. and its subsidiaries, unless the context requires otherwise.
Basis of Presentation
The accompanying unaudited Consolidated Balance Sheet as of September 30, 2012, the accompanying unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011, the unaudited Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and 2011, and the accompanying unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 should be read in conjunction with our audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2011. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The accompanying consolidated financial statements contain all material adjustments, consisting principally of normal recurring adjustments, necessary for a fair presentation of our financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to applicable rules and regulations, although we believe that the disclosures herein are adequate to make the information presented not misleading. The operating results for the interim periods are not necessarily indicative of the results that may be expected for a full year.
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
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation.
2. Inventories:
The components of inventories are as follows (in millions):

	As of September 30, 2012	As of December 31, 2011
Finished goods	$290.1	$222.3
Work in process	14.8	13.2
Raw materials and repair parts	167.4	156.3
	472.3	391.8
Excess of current cost over last-in, first-out cost and other items	(73.9)	(73.9)
Total inventories, net	$398.4	$317.9
3. Goodwill:

The changes in the carrying amount of goodwill for the first nine months of 2012, in total and by segment, are as follows (in millions):

	Balance at December 31, 2011			Balance at September 30, 2012
Segment:	Goodwill	Acquisitions/ (Dispositions)	Other(1)	Goodwill
Residential Heating & Cooling	$26.1	$—	$—	$26.1
Commercial Heating & Cooling	63.5	—	(0.1)	63.4
Refrigeration	133.6	—	0.6	134.2
	$223.2	$—	$0.5	$223.7

(1)	Other consists primarily of changes in foreign currency translation rates.
Goodwill and Impairment related to Discontinued Operations
Goodwill of $66.9 million and $82.4 million is included in Assets of discontinued operations as of September 30, 2012 and December 31, 2011, respectively. The Goodwill balance included in Assets of discontinued operations as of September 30, 2012 includes accumulated impairment charges of $228.5 million, of which $208.0 million is from prior periods and $20.5 million is from the third quarter of 2012.
In the third quarter of 2012, we announced our plan to sell the Service Experts business, as we do not consider it strategically necessary to own Service Experts dealer-contractors. As a result of this decision, we determined that our long-lived assets and goodwill should be tested for impairment in the third quarter of 2012.
For our long−lived assets, we performed an asset recoverability test at the lowest level of cash flows, or asset group. Based on this test, we determined that the asset groups’ carrying value was fully recoverable.
For goodwill, we performed an impairment test and determined that the carrying value of our Service Experts reporting unit exceeded its fair value. The fair value of the reporting unit was based on indications of market value through our pursuit of strategic alternatives of the business. Accordingly, an impairment loss of $20.5 million was recorded in the third quarter of 2012 in the results from Discontinued operations. This impairment is an estimate that will be finalized once we complete our analysis of strategic alternatives for the business. Adjustments to the estimate will be made in future periods as necessary.
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
Interest Rate Risk
A portion of our debt bears interest at variable interest rates, and therefore, we are subject to variability in the cash paid for interest. In order to mitigate a portion of the risk, we used a hedging strategy to eliminate the variability of cash flows in the interest payments associated with the first $100 million of the total variable-rate debt outstanding under our revolving credit facility that is solely due to changes in the benchmark interest rate. This strategy allowed us to fix a portion of our variable interest payments.
On October 12, 2012, our $100 million pay-fixed, receive-variable interest rate swap with a large financial institution at a fixed interest rate of 2.66% expired. The interest rate swap was accounted for as a cash flow hedge. The variable portion of the interest rate swap was tied to the 1-Month LIBOR (the benchmark interest rate). The interest rates under both the interest rate swap and the underlying debt were reset, the swap was settled with the counterparty, and the interest was paid, on a monthly basis.
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
Cash Flow Hedges
We include gains or losses in accumulated other comprehensive income (“AOCI”) in connection with our commodity cash flow hedges. The gains or losses related to commodity price hedges are expected to be reclassified into earnings within the next 18 months based on the prices of the commodities at the settlement dates. Assuming that commodity prices remain constant, $1.9 million of derivative gains are expected to be reclassified into earnings within the next 12 months. Commodity futures contracts that are designated as cash flow hedges and that are in place as of September 30, 2012 are scheduled to mature through February 2014.
We also include gains or losses in AOCI from our $100 million pay-fixed, receive-variable interest rate swap. As of September 30, 2012, $0.1 million of derivative losses related to the interest rate swap were included in AOCI. Upon expiration of the swap, these losses were reclassified into earnings.
We recorded the following amounts related to our cash flow hedges (in millions):

	As of September 30, 2012	As of December 31, 2011
Commodity Price Hedges:
(Gains) losses included in AOCI, net of tax	$(2.3)	$6.1
Expense for (benefit from) income taxes	1.3	(3.5)
Interest Rate Swap:
Losses included in AOCI, net of tax	$0.1	$1.1
Benefit from income taxes	—	(0.6)
We had the following outstanding commodity futures contracts designated as cash flow hedges (in millions):

	As of September 30, 2012	As of December 31, 2011
	(pounds)	(pounds)
Copper	21.4	23.3
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

	As of September 30, 2012	As of December 31, 2011
	(pounds)	(pounds)
Copper	2.3	2.8
Aluminum	2.6	3.0
We had the following outstanding foreign currency forward contracts not designated as cash flow hedges (in millions):

	As of September 30, 2012	As of December 31, 2011
Notional amounts:
Brazilian Real	14.3	4.5
Mexican Peso	143.7	199.0
Euro	10.0	7.8
British Pound	4.4	6.5
Indian Rupee	78.0	—
Information About the Location and Amounts of Derivative Instruments
The following table provides the location and amounts of derivative fair values in the Consolidated Balance Sheets and derivative gains and losses in the Consolidated Statements of Operations (in millions):

	Fair Values of Derivative Instruments(1)
	Derivatives Designated as Hedging Instruments		Derivatives Not Designated as Hedging Instruments
	As of September 30, 2012	As of December 31, 2011	As of September 30, 2012	As of December 31, 2011
Current Assets:
Other Assets
Commodity futures contracts	$3.2	$—	$0.4	$—
Foreign currency forward contracts	—	—	—	1.2
Non-Current Assets:
Other Assets, net
Commodity futures contracts	0.7	0.1	0.1	—
Total Assets	$3.9	$0.1	$0.5	$1.2
Current Liabilities:
Accrued Expenses
Commodity futures contracts	$—	$9.4	$0.1	$1.8
Interest rate swap	0.1	1.8	—	—
Foreign currency forward contracts	—	—	—	0.1
Non-Current Liabilities:
Other Liabilities
Commodity futures contracts	—	0.3	—	0.2
Interest rate swap	—	—	—	—
Total Liabilities	$0.1	$11.5	$0.1	$2.1

(1)	All derivative instruments are classified as Level 2 within the fair value hierarchy. For more information on other fair value measurements, see Note 15.

Derivatives in Cash Flow Hedging Relationships
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Amount of Loss or (Gain) Reclassified from AOCI into Income (Effective Portion):
Commodity futures contracts(1)	$2.2	$(2.9)	$5.8	$(12.8)
Interest rate swap(2)	0.6	0.6	1.8	1.9
	$2.8	$(2.3)	$7.6	$(10.9)
Amount of (Gain) or Loss Recognized in Income on Derivatives (Ineffective Portion):
Commodity futures contracts(3)	$(0.1)	$0.1	$(0.2)	$0.1

Derivatives Not Designated as Hedging Instruments
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Amount of (Gain) or Loss Recognized in Income on Derivatives:
Commodity futures contracts(3)	$(0.8)	$3.3	$(0.9)	$3.8
Foreign currency forward contracts(3)	0.6	(0.4)	0.3	0.9
	$(0.2)	$2.9	$(0.6)	$4.7

(1)	The loss (gain) is recorded in Cost of goods sold in the accompanying Consolidated Statements of Operations.

(2)	The loss is recorded in Interest expense, net in the accompanying Consolidated Statements of Operations.

(3)	The (gain) loss is recorded in Losses and other expenses, net in the accompanying Consolidated Statements of Operations.
5. Income Taxes:
As of September 30, 2012, we had approximately $6.0 million in total gross unrecognized tax benefits. Of this amount, $5.9 million (net of federal benefit on state issues), if recognized, would be recorded through the Consolidated Statement of Operations. As of September 30, 2012, we recognized $0.1 million (net of federal tax benefits) in interest and penalties in income tax expense in accordance with FASB Accounting Standards Codification (“ASC”) Topic 740.
We are currently under examination for our U.S. federal income taxes for 2011 and 2012 and are subject to examination by numerous other taxing authorities in the U.S. and in jurisdictions such as Australia, Belgium, France, Canada, and Germany. We are generally no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by taxing authorities for years before 2007.
Since January 1, 2012, numerous states, including Pennsylvania, Idaho and West Virginia, enacted legislation effective for tax years beginning on or after January 1, 2012, including changes to rates and apportionment methods. We believe any adjustments related to these changes will be immaterial.
6. Commitments and Contingencies:
We are subject to contingencies that arise in the normal course of business, including pending litigation, product warranties and other product related contingencies, environmental matters and other guarantees or claims.
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
We use a combination of third-party insurance and large deductible self-insurance plans to provide protection against claims relating to contingencies such as workers’ compensation, general liability, product liability, property damage, aviation liability, directors’ and officers’ liability, auto liability, physical damage and other exposures. Self-insurance expense and liabilities are actuarially determined based on our historical claims information, as well as industry factors and trends. The majority of our self-insured risks (excluding auto liability and physical damage) will be paid over an extended period of time. There have been no material changes in our insurance liability since our latest fiscal year-end. We also maintain third-party insurance coverage for risks not retained within our large deductible plans. The self-insurance liabilities recorded in Accrued expenses in the accompanying Consolidated Balance Sheets were $64.0 million and $63.1 million as of September 30, 2012 and December 31, 2011, respectively.
Our obligations under the Lake Park Lease are secured by a pledge of our interest in the leased property and are also guaranteed by us and certain of our subsidiaries. The Lake Park Lease, as amended, contains restrictive covenants that are consistent with those of our Domestic Revolving Credit Facility. We were in compliance with these financial covenants as of September 30, 2012.
Product Warranties and Product Related Contingencies
Total liabilities for estimated product warranty are included in the following captions on the accompanying Consolidated Balance Sheets (in millions):

	As of September 30, 2012	As of December 31, 2011
Accrued expenses	$25.5	$26.7
Other liabilities	45.1	41.6
	$70.6	$68.3
The changes in total product warranty liabilities for the first nine months of 2012 were as follows (in millions):

Total warranty liability as of December 31, 2011	$68.3
Payments made in 2012	(18.2)
Changes resulting from issuance of new warranties	20.0
Changes in estimates associated with pre-existing liabilities	0.2
Changes in foreign currency translation rates and other	0.3
Total warranty liability as of September 30, 2012	$70.6
At the end of each accounting period, we evaluate our warranty liabilities and during the second quarter of each year, we perform a complete re-evaluation of our heating, ventilation and air conditioning (“HVAC”) warranty liabilities. As a result of the second quarter re-evaluation, we decreased our warranty liability by $0.4 million.
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
We identified non-warranty product quality issues we believe resulted from vendor supplied materials, including a heating and cooling product line produced in 2006 and 2007 and a refrigerant product quality issue in the second quarter of 2012. The expense for these product quality issues, and the related liabilities, are not included in the above tables related to our estimated warranty liabilities. The expenses related to these product quality issues were classified in Cost of Goods Sold in the Consolidated Statements of Operations and the related liabilities are included in Accrued expenses in the Consolidated Balance Sheets. We may incur additional charges in the future as more information becomes available. The changes in the accrued product quality issues for the first nine months of 2012 were as follows (in millions):

Total accrued product quality issue as of December 31, 2011	$7.5
Estimated expense for expected product quality claims	1.7
Product quality claims	(2.1)
Total accrued product quality issue as of September 30, 2012	$7.1

7. Lines of Credit and Financing Arrangements:
The following tables summarize our outstanding debt obligations and the classification in the accompanying Consolidated Balance Sheets (in millions):

	As of September 30, 2012	As of December 31, 2011
Short-Term Debt:
Asset Securitization Program	$25.0	$—
Foreign obligations	6.1	4.7
Total short-term debt	$31.1	$4.7
Current maturities of long-term debt:	$0.3	$0.8
Long-Term Debt:
Capital lease obligations	$16.6	$16.6
Domestic revolving credit facility	233.0	243.0
Senior unsecured notes	200.0	200.0
Total long-term debt	$449.6	$459.6
Total debt	$481.0	$465.1
Short-Term Debt
Foreign Obligations
Through several of our foreign subsidiaries, we have available to us foreign facilities to assist in financing seasonal borrowing needs for our foreign locations. We had $6.1 million and $4.7 million of foreign obligations as of September 30, 2012 and December 31, 2011, respectively.
Asset Securitization Program
Under the Receivables Purchase Agreement, or Asset Securitization Program (“ASP”), we are eligible to sell beneficial interests in a portion of our trade accounts receivable to participating financial institutions for cash. The ASP is subject to annual renewal and contains a provision whereby we retain the right to repurchase all of the outstanding beneficial interests transferred. Our continued involvement with the transferred assets includes servicing, collection and administration of the transferred beneficial interests. The sale of the beneficial interests in our trade accounts receivable are reflected as secured borrowings in the accompanying Consolidated Balance Sheets and proceeds received are included in cash flows from financing activities in the accompanying Consolidated Statements of Cash Flows. The ASP provides for a maximum securitization amount of the lesser of $150.0 million or 100% of the net pool balance as defined by the ASP. However, eligibility for securitization is limited based on the amount and quality of the qualifying accounts receivable and is calculated monthly. On March 30, 2012, the parties involved with this securitization program agreed to remove Lennox Hearth Products LLC from the program. Any receivables originated by Lennox Hearth Products LLC that remained outstanding as of that date were repurchased by us. The maximum securitization amount of $150.0 million was not modified. The eligible amounts available and beneficial interests sold were as follows (in millions):

	As of September 30, 2012	As of December 31, 2011
Eligible amount available under the ASP on qualified accounts receivable	$150.0	$150.0
Beneficial interest sold	25.0	—
Remaining amount available	$125.0	$150.0
Under the ASP, we pay certain discount fees to use the program and have the facility available to us. These fees relate to both the used and unused portions of the securitization. The used fee is based on the beneficial interest sold and calculated on the average floating commercial paper rate determined by the purchaser of the beneficial interest, plus a program fee of 0.60%. The average rate for September 30, 2012 was 0.87% and the average rate at December 31, 2011 was 0.91%. The unused fee is based on 102% of the maximum available amount less the beneficial interest sold and calculated at a 0.30% fixed rate throughout the term of the agreement. We recorded these fees in Interest Expense, net in the accompanying Consolidated Statements of Operations. The interest expense, including all fees, related to the ASP was as follows (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Interest expense (including fees)	$0.3	$0.1	$0.9	$0.5
The ASP contains certain restrictive covenants relating to the quality of our accounts receivable and cross-default provisions with our Domestic Revolving Credit Facility and senior unsecured notes. The administrative agent under the ASP is also a participant in our Domestic Revolving Credit Facility. The participating financial institutions have investment grade credit ratings. We continue to evaluate their credit rating and have no reason to believe they will not perform under the ASP. As of September 30, 2012, we were in compliance with all covenant requirements.
Long-Term Debt
Domestic Revolving Credit Facility
Under our $650 million Domestic Revolving Credit Facility, we had outstanding borrowings of $233.0 million and $49.9 million committed to standby letters of credit as of September 30, 2012. Subject to covenant limitations, $367.1 million was available for future borrowings. This Domestic Revolving Credit Facility provides for issuance of letters of credit for the full amount of the credit facility and matures in October 2016. Additionally, at our request and subject to certain conditions, the commitments under the Domestic Revolving Credit Facility may be increased by a maximum of $100 million as long as existing or new lenders agree to provide such additional commitments.
Our weighted average borrowing rate on the facility was as follows:

	As of September 30, 2012	As of December 31, 2011
Weighted average borrowing rate	1.47%	1.53%
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

•
We are in default in the performance of, or compliance with any term of any other indebtedness or receivables securitization in an aggregate principal amount of at least $75.0 million or any other condition exists which would give the holders the right to declare such indebtedness due and payable prior to its stated maturity.

Each of our major debt agreements contains provisions by which a default under one agreement causes a default in the others (a cross default). If a cross default under the Domestic Revolving Credit Facility, our senior unsecured notes, or our ASP were to occur, it could have a wider impact on our liquidity than might otherwise occur from a default of a single debt instrument or lease commitment.
If any event of default occurs and is continuing, lenders with a majority of the aggregate commitments may require the administrative agent to terminate our right to borrow under our Domestic Revolving Credit Facility and accelerate amounts due under our Domestic Revolving Credit Facility (except for a bankruptcy event of default, in which case such amounts will automatically become due and payable and the lenders’ commitments will automatically terminate). As of September 30, 2012, we were in compliance with all covenant requirements.
Senior Unsecured Notes
We issued $200.0 million of senior unsecured notes in May 2010 through a public offering. Interest is paid semiannually on May 15 and November 15 at a fixed interest rate of 4.90% per annum. These notes mature on May 15, 2017.
The notes are guaranteed, on a senior unsecured basis, by each of our domestic subsidiaries that guarantee payment by us of any indebtedness under our Domestic Revolving Credit Facility. The indenture governing the notes contains covenants that, among other things, limit our ability and the ability of the subsidiary guarantors to: create or incur certain liens; enter into certain sale and leaseback transactions; enter into certain mergers, consolidations and transfers of substantially all of our assets; and transfer certain properties. The indenture also contains a cross default provision which is triggered if we default on other debt of at least $75 million in principal which is then accelerated, and such acceleration is not rescinded within 30 days of the notice date. As of September 30, 2012, we were in compliance with all covenant requirements.
8. Pension and Postretirement Benefit Plans:
The components of net periodic benefit cost were as follows (in millions):

	For the Three Months Ended September 30,
	2012	2011	2012	2011
	Pension Benefits		Other Benefits
Service cost	$1.4	$1.3	$—	$0.2
Interest cost	4.3	4.5	0.1	0.2
Expected return on plan assets	(4.7)	(4.7)	—	—
Amortization of prior service cost	0.1	0.1	(0.8)	(0.4)
Amortization of net loss	2.1	1.7	0.4	0.3
Settlements or curtailments	1.0	0.1	—	—
Total net periodic benefit cost	$4.2	$3.0	$(0.3)	$0.3

	For the Nine Months Ended September 30,
	2012	2011	2012	2011
	Pension Benefits		Other Benefits
Service cost	$4.1	$4.0	$0.2	$0.6
Interest cost	12.9	13.5	0.4	0.7
Expected return on plan assets	(14.1)	(14.2)	—	—
Amortization of prior service cost	0.3	0.3	(2.0)	(1.4)
Amortization of net loss	6.5	5.2	1.0	0.9
Settlements or curtailments (1)	7.3	1.7	—	—
Total net periodic benefit cost	$17.0	$10.5	$(0.4)	$0.8

(1)
Settlements and curtailments in the nine months ended September 30, 2012 include a $6.3 million settlement charge related to actuarial losses recognized upon transition of a pension obligation to the acquirer of the Lennox Hearth Products business (“Hearth business”).

Pension expense of $3.6 million and $10.0 million is included in Income from continuing operations for the three and nine months ended September 30, 2012, respectively, and $2.9 million and $9.9 million in Income from continuing operations for the three and nine months ended September 30, 2011, respectively. Pension expense of $0.6 million and $7.0 million is included in Loss from discontinued operations for the three and nine months ended September 30, 2012, respectively, and $0.1 million and $0.6 million in Loss from discontinued operations for the three and nine months ended September 30, 2011, respectively.
The pension expense for other benefits is included in Income from continuing operations for the three and nine months ended September 30, 2012 and 2011.

9. Stock-Based Compensation:
The Lennox International Inc. 2010 Incentive Plan, as amended and restated, provides for various long-term incentive awards, which include performance share units, restricted stock units and stock appreciation rights. Net stock-based compensation expense recognized was as follows (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Net stock-based compensation expense	$2.1	$3.5	$10.4	$12.6
Net stock-based compensation for the three months ended September 30, 2012 includes expense of $2.7 million in Selling, general and administrative expenses and a benefit of $0.6 million in Loss from discontinued operations. Net stock-based compensation for the nine months ended September 30, 2012 includes expense of $10.5 million in Selling, general and administrative expenses and a benefit of $0.1 million in Loss from discontinued operations. The benefit in Loss from discontinued operations resulted from the forfeiture of shares due to the sale of the Hearth business in the second quarter of 2012 and the expected forfeiture of shares due to the planned sale of the Service Experts business.

10. Stock Repurchases:

In 2008, our Board of Directors approved a $300.0 million share repurchase plan authorizing the repurchase of shares of our common stock through open market purchases (the “2008 Share Repurchase Plan”). In December 2011, our Board of Directors increased the 2008 Share Repurchase Plan by $100 million. For the three and nine months ended September 30, 2012, we repurchased 0.8 million shares of our common stock under the 2008 Share Repurchase Plan. These repurchased and surrendered shares are included in Treasury Stock. The approximate dollar value of shares that may yet be repurchased under the 2008 Share Repurchase Program is $86.3 million.

11. Restructuring Charges:
As part of our strategic priorities of manufacturing and sourcing excellence and expense reduction, we initiated various manufacturing rationalization actions designed to lower our cost structure. We expanded these expense reductions across the company by initiating a number of activities to rationalize and reorganize various support and administrative functions.

Restructuring charges are not included in our calculation of segment profit (loss). See Note 14 for further discussion on our reportable business segments. Detailed below are descriptions of the ongoing restructuring actions and their related activity in 2012.
2010 Plans
Refrigeration
We began to exit certain Refrigeration manufacturing operations in Milperra, Australia in 2010, specifically our OEM coil manufacturing and contract coil manufacturing. The exit of our OEM coil manufacturing was substantially complete in 2010. We initiated restructuring activities related to exiting contract coil manufacturing in the third quarter of 2010. The remaining costs related to this restructuring activity primarily relate to plant closure costs. In the first nine months of 2012, we recognized $0.5 million in plant closure costs. We reversed $0.3 million in severance charges in the first nine months of 2012 to adjust estimated charges for our OEM coil manufacturing restructuring to actual.
2009 and Prior Plans
Regional Distribution Network
In the fourth quarter of 2008, we commenced the transition of activities performed at our North American Parts Center in Des Moines, Iowa to other locations, including our North American Distribution Center in Marshalltown, Iowa. In the first nine months of 2012, we recognized $2.7 million primarily in lease termination charges. The total expected restructuring charges for the regional distribution network is $6.7 million of which $6.3 million were incurred to date.
Total Restructuring
Information regarding the restructuring charges for all plans is as follows (in millions):

	Charges Incurred in 2012	Charges Incurred to Date	Total Charges Expected to be Incurred
Severance and related expense	$0.2	$23.3	$26.4
Asset write-offs and accelerated depreciation	—	10.1	10.1
Equipment moves	0.1	1.5	1.7
Lease termination	2.4	7.2	7.2
Other	0.4	12.2	13.1
Total	$3.1	$54.3	$58.5
Information regarding the restructuring charges by segment is as follows (in millions):

	Charges Incurred in 2012	Charges Incurred to Date	Total Charges Expected to be Incurred
Residential Heating & Cooling	$2.7	$17.9	$21.6
Commercial Heating & Cooling	—	7.8	7.8
Refrigeration	0.5	22.9	23.4
Corporate & Other	(0.1)	5.7	5.7
Total	$3.1	$54.3	$58.5
Restructuring reserves are included in Accrued Expenses in the accompanying Consolidated Balance Sheets. The table below details activity within the restructuring reserves for the first nine months of 2012 (in millions):

Description of Reserves	Balance as of December 31, 2011	Charged to Earnings	Cash Utilization	Non-Cash Utilization and Other	Balance as of September 30, 2012
Severance and related expense	$2.3	$0.2	$(1.0)	$—	$1.5
Asset write-offs and accelerated depreciation	—	—	—	—	—
Equipment moves	—	0.1	—	—	0.1
Lease termination	—	2.4	(1.9)	—	0.5
Other	0.1	0.4	(0.2)	—	0.3
Total restructuring reserves	$2.4	$3.1	$(3.1)	$—	$2.4

Plans related to Discontinued Operations
We began to reorganize certain administrative functions and the management structure of our Service Experts business in the fourth quarter of 2010. We recognized $1.1 million of severance and other costs in Loss from discontinued operations in the first nine months of 2012. Restructuring reserves of $0.2 million are included in Liabilities of discontinued operations as of September 30, 2012.

12. Discontinued Operations:
In September 2012, the Company announced the planned sale of its Service Experts business. The Service Experts business had historically been included in the Company’s Service Experts segment. The planned sale of the Service Experts business qualified as a discontinued operation for the third quarter of 2012 and was reported as assets and liabilities held for sale for all periods presented.
A summary of net trade sales and pre-tax operating income (losses) for our Service Experts business is detailed below (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Net trade sales(1)	$98.3	$120.4	$292.6	$346.6
Pre-tax operating (loss) income(1)(2)	(26.8)	0.1	(42.7)	(8.3)

(1)	Excludes eliminations of intercompany sales and any associated profit.

(2)	Pre-tax operating loss for the three and nine months ended September, 30 2012 includes a $20.5 million goodwill impairment loss (see Note 3).
The assets and liabilities of the Service Experts business are presented as follows in the accompanying Consolidated Balance Sheets (in millions):

	As of September 30, 2012	As of December 31, 2011
Assets of discontinued operations:
Accounts receivable, net	$14.5	$14.4
Inventories, net	6.3	6.3
Deferred income taxes	9.7	10.1
Property, Plant and Equipment	3.7	3.8
Goodwill and intangible assets, net	67.1	83.2
Other assets	7.4	7.7
Liabilities of discontinued operations:
Accounts payable	17.4	16.0
Accrued expenses	41.0	40.1
Deferred income taxes	3.7	3.7
Other Liabilities	0.1	0.2

In April 2012, the Company announced the sale of its Hearth business to Comvest Investment Partners IV in an all cash transaction. The Hearth business had historically been included in the Company’s Residential Heating & Cooling Segment. We sold the Hearth business for net proceeds of $10.1 million, which includes a $2.9 million working capital adjustment received in the third quarter of 2012 and excludes the transaction costs and cash transferred with the business. The net loss from the sale of the Hearth business was $0.9 million
A summary of net trade sales and pre-tax operating losses for our Hearth business is detailed below (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Net trade sales	$—	$19.8	$23.5	$61.1
Pre-tax operating loss (3)	(1.2)	(2.3)	(13.1)	(9.7)
Gain (loss) on sale	2.9	—	(0.9)	—

(3)
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

The assets and liabilities of the Hearth business are presented as follows in the accompanying Consolidated Balance Sheets (in millions):

	As of September 30, 2012	As of December 31, 2011
Assets of discontinued operations:
Accounts receivable, net	$—	$7.3
Inventories, net	—	12.4
Deferred income taxes	—	9.1
Property, Plant and Equipment	—	5.4
Other assets	—	0.8
Liabilities of discontinued operations:
Accounts payable	—	6.0
Accrued expenses	—	5.2
Other Liabilities	—	0.4
13. Earnings Per Share:
Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net income by the sum of the weighted-average number of shares and the number of equivalent shares assumed outstanding, if dilutive, under our stock-based compensation plans.
The computations of basic and diluted earnings per share for Income from Continuing Operations were as follows (in millions, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$29.4	$33.8	$68.0	$71.6
Loss from discontinued operations	(20.3)	(1.1)	(40.5)	(11.1)
Income from continuing operations	$49.7	$34.9	$108.5	$82.7
Weighted-average shares outstanding – basic	50.6	52.2	50.8	53.0
Effect of diluted securities attributable to stock-based payments	0.7	0.6	0.7	0.9
Weighted-average shares outstanding – diluted	51.3	52.8	51.5	53.9
Earnings per share from continuing operations:
Basic	$0.98	$0.67	$2.13	$1.56
Diluted	$0.97	$0.66	$2.11	$1.53
Stock appreciation rights were outstanding, but not included in the diluted earnings per share calculation because the assumed exercise of such rights would have been anti-dilutive. The details are as follows:

	For the Nine Months Ended September 30,
	2012	2011
Weighted-average number of shares	386,759	2,275,894
Price ranges per share	$46.78	$28.24 - $46.78

14. Reportable Business Segments:
We operate in three reportable business segments of the heating, ventilation, air conditioning and refrigeration (“HVACR”) industry. Our segments are organized primarily by the nature of the products and services provided. In September 2012, the Company announced the planned sale of its Service Experts business. The Service Experts business had previously been reported within the Company’s Service Experts segment along with its commercial service business called Lennox National Account Services (NAS). Beginning in the third quarter of 2012, Service Experts is included in discontinued

operations and NAS is included in the Company's Commercial Heating & Cooling segment. Segment results for prior periods have been restated to conform with this new presentation.
The table below details the nature of the operations for each reportable segment:

Segment	Product or Services	Markets Served	Geographic Areas

Residential Heating & Cooling	Heating Air Conditioning	Residential Replacement Residential New Construction	United States Canada

Commercial Heating & Cooling	Rooftop Products Chillers Air Handlers Equipment Sales Installation Maintenance Repair	Light Commercial	United States Canada Europe

Refrigeration	Unit Coolers Condensing Units Other Commercial Refrigeration Products Display Cases and Systems	Light Commercial Food Preservation and Non-Food/Industrial	United States Canada Europe Asia Pacific South America
Transactions between segments are recorded on an arm’s-length basis using the relevant market prices. The eliminations of any intercompany sales and associated profit or any other items are noted in the reconciliation of segment results to the income from continuing operations before income taxes below.
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
Net sales and segment profit (loss) by business segment, along with a reconciliation of segment profit (loss) to Income from continuing operations before income taxes are shown below (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Net Sales
Residential Heating & Cooling	$386.3	$353.8	$1,070.7	$979.7
Commercial Heating & Cooling	219.7	223.6	597.9	596.4
Refrigeration	203.7	223.8	595.9	616.3
	$809.7	$801.2	$2,264.5	$2,192.4
Segment Profit (Loss)
Residential Heating & Cooling	$37.7	$31.3	$90.7	$70.9
Commercial Heating & Cooling	32.5	31.1	74.1	67.2
Refrigeration	25.1	20.5	60.6	55.5
Corporate and other	(14.3)	(15.1)	(43.7)	(41.5)
Subtotal that includes segment profit and eliminations	81.0	67.8	181.7	152.1
Reconciliation to income from continuing operations before income taxes:
Special product quality adjustment	0.9	—	1.0	(2.4)
Items in (Gains) losses and other expenses, net that are excluded from segment profit (1)	(1.2)	3.2	(2.0)	5.5
Restructuring charges	0.4	8.0	3.1	11.3
Interest expense, net	4.4	4.1	13.4	12.5
Other expense, net	—	—	0.1	0.1
Income from continuing operations before income taxes	$76.5	$52.5	$166.1	$125.1

(1)
Items in (Gains) losses and other expenses, net that are excluded from segment profit are net change in unrealized gains and/or losses on open futures contracts, discount fees on accounts sold, and realized gains and/or losses on marketable securities.

15. Fair Value Measurements:
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)
	As of September 30, 2012	As of December 31, 2011
Assets:
Investment in marketable equity securities (1)	$10.1	$8.4

(1)	Investment in marketable equity securities is recorded in Other Assets, net in the accompanying Consolidated Balance Sheets.
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

	As of September 30, 2012	As of December 31, 2011
Senior unsecured notes	$219.4	$207.0
16. Condensed Consolidating Financial Statements:
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
Condensed consolidating financial statements of the Company, its Guarantor Subsidiaries and Non-Guarantor Subsidiaries as of September 30, 2012 and December 31, 2011 and for the three and nine months ended September 30, 2012 and 2011 are shown below:

Condensed Consolidating Balance Sheets
As of September 30, 2012
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1.0	$21.6	$26.2	$—	$48.8
Accounts and notes receivable, net	(1,049.7)	998.2	465.9	35.9	450.3
Inventories, net	—	278.6	126.2	(6.4)	398.4
Deferred income taxes, net	6.5	21.9	5.7	(1.3)	32.8
Other assets	(4.5)	26.3	114.0	(63.2)	72.6
Assets of discontinued operations	—	(10.7)	119.4	—	108.7
Total current assets	(1,046.7)	1,335.9	857.4	(35.0)	1,111.6
PROPERTY, PLANT AND EQUIPMENT, net	—	235.2	54.2	—	289.4
GOODWILL	—	131.8	91.9	—	223.7
DEFERRED INCOME TAXES	(1.7)	81.9	16.8	(9.7)	87.3
OTHER ASSETS, net(1)	2,151.5	547.8	24.2	(2,642.0)	81.5
TOTAL ASSETS	$1,103.1	$2,332.6	$1,044.5	$(2,686.7)	$1,793.5
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$97.3	$—	$(50.2)	$(16.0)	$31.1
Current maturities of long-term debt	—	0.2	0.1	—	0.3
Accounts payable	10.1	133.5	87.3	46.7	277.6
Accrued expenses	4.8	191.8	62.2	(0.1)	258.7
Income taxes payable	(20.9)	36.1	41.8	(48.5)	8.5
Liabilities of discontinued operations	—	49.7	12.5	—	62.2
Total current liabilities	91.3	411.3	153.7	(17.9)	638.4
LONG-TERM DEBT	433.0	16.2	100.2	(99.8)	449.6
POSTRETIREMENT BENEFITS, OTHER THAN PENSIONS	—	17.1	—	—	17.1
PENSIONS	—	104.4	11.8	—	116.2
OTHER LIABILITIES	0.7	58.9	14.2	(11.0)	62.8
Total liabilities	525.0	607.9	279.9	(128.7)	1,284.1
COMMITMENTS AND CONTINGENCIES
TOTAL STOCKHOLDERS’ EQUITY	578.1	1,724.7	764.6	(2,558.0)	509.4
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,103.1	$2,332.6	$1,044.5	$(2,686.7)	$1,793.5

(1)	OTHER ASSETS, net consists primarily of Investments in Subsidiaries which eliminate upon consolidation.

Condensed Consolidating Statements of Operations
For the Three Months Ended September 30, 2012
(In millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$—	$654.5	$214.3	$(59.1)	$809.7
COST OF GOODS SOLD	—	499.7	163.9	(58.8)	604.8
Gross profit	—	154.8	50.4	(0.3)	204.9
OPERATING EXPENSES:
Selling, general and administrative expenses	—	99.2	26.8	(0.1)	125.9
(Gains) losses and other expenses, net	0.1	(1.0)	1.2	—	0.3
Restructuring charges	—	0.1	0.3	—	0.4
(Income) loss from equity method investments	(38.4)	(6.5)	(1.9)	44.2	(2.6)
Operational income (loss) from continuing operations	38.3	63.0	24.0	(44.4)	80.9
INTEREST EXPENSE (INCOME), net	4.3	(0.6)	0.7	—	4.4
OTHER EXPENSE, net	—	—	—	—	—
Income (loss) from continuing operations before income taxes	34.0	63.6	23.3	(44.4)	76.5
(BENEFIT FROM) PROVISION FOR INCOME TAXES	(1.6)	20.1	10.0	(1.7)	26.8
Income (loss) from continuing operations	35.6	43.5	13.3	(42.7)	49.7
Loss from discontinued operations	—	(12.6)	(7.7)	—	(20.3)
Net income (loss)	$35.6	$30.9	$5.6	$(42.7)	$29.4
OTHER COMPREHENSIVE INCOME	$5.6	$4.6	$17.4	$1.9	$29.5

Condensed Consolidating Statements of Operations
For the Nine Months Ended September 30, 2012
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$—	$1,814.5	$610.2	$(160.2)	$2,264.5
COST OF GOODS SOLD	0.1	1,401.7	468.4	(159.6)	1,710.6
Gross profit	(0.1)	412.8	141.8	(0.6)	553.9
OPERATING EXPENSES:
Selling, general and administrative expenses	—	286.5	93.3	—	379.8
(Gains) losses and other expenses, net	(2.1)	(0.4)	2.7	—	0.2
Restructuring charges	—	2.6	0.5	—	3.1
(Income) loss from equity method investments	(81.9)	(8.1)	(6.9)	88.1	(8.8)
Operational income (loss) from continuing operations	83.9	132.2	52.2	(88.7)	179.6
INTEREST EXPENSE (INCOME), net	13.1	(1.8)	2.1	—	13.4
OTHER EXPENSE, net	—	—	0.1	—	0.1
Income (loss) from continuing operations before income taxes	70.8	134.0	50.0	(88.7)	166.1
(BENEFIT FROM) PROVISION FOR INCOME TAXES	(4.0)	45.1	16.7	(0.2)	57.6
Income (loss) from continuing operations	74.8	88.9	33.3	(88.5)	108.5
Loss from discontinued operations	—	(27.9)	(12.6)	—	(40.5)
Net income (loss)	$74.8	$61.0	$20.7	$(88.5)	$68.0
OTHER COMPREHENSIVE INCOME	$7.9	$4.4	$8.4	$6.2	$26.9

Condensed Consolidating Balance Sheets
As of December 31, 2011
(In millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1.0	$9.7	$34.4	$(0.1)	$45.0
Accounts and notes receivable, net	(991.9)	944.5	413.8	20.6	387.0
Inventories, net	—	217.1	105.5	(4.7)	317.9
Deferred income taxes, net	4.7	22.0	8.4	(1.3)	33.8
Other assets	1.6	16.5	106.9	(56.5)	68.5
Assets of discontinued operations	—	55.7	104.8	—	160.5
Total current assets	(984.6)	1,265.5	773.8	(42.0)	1,012.7
PROPERTY, PLANT AND EQUIPMENT, net	—	248.2	52.5	—	300.7
GOODWILL	—	104.1	119.1	—	223.2
DEFERRED INCOME TAXES	0.2	82.0	18.2	(9.7)	90.7
OTHER ASSETS, net(1)	2,174.1	531.2	22.1	(2,649.0)	78.4
TOTAL ASSETS	$1,189.7	$2,231.0	$985.7	$(2,700.7)	$1,705.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$112.1	$—	$(67.3)	$(40.1)	$4.7
Current maturities of long-term debt	—	0.6	0.2	—	0.8
Accounts payable	9.2	120.9	93.4	31.4	254.9
Accrued expenses	15.2	146.7	77.5	—	239.4
Income taxes payable	(29.9)	28.0	24.7	(17.1)	5.7
Liabilities of discontinued operations	—	54.9	16.7	—	71.6
Total current liabilities	106.6	351.1	145.2	(25.8)	577.1
LONG-TERM DEBT	443.0	16.2	97.3	(96.9)	459.6
POSTRETIREMENT BENEFITS, OTHER THAN PENSIONS	—	18.6	—	—	18.6
PENSIONS	—	111.9	12.8	—	124.7
OTHER LIABILITIES	0.8	54.8	13.3	(11.0)	57.9
Total liabilities	550.4	552.6	268.6	(133.7)	1,237.9
COMMITMENTS AND CONTINGENCIES
TOTAL STOCKHOLDERS’ EQUITY	639.3	1,678.4	717.1	(2,567.0)	467.8
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,189.7	$2,231.0	$985.7	$(2,700.7)	$1,705.7

(1)	OTHER ASSETS, net consists primarily of Investments in Subsidiaries which eliminate upon consolidation.

Condensed Consolidating Statements of Operations
For the Three Months Ended September 30, 2011
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$—	$629.0	$226.9	$(54.7)	$801.2
COST OF GOODS SOLD	—	496.4	173.6	(55.4)	614.6
Gross profit	—	132.6	53.3	0.7	186.6
OPERATING EXPENSES:
Selling, general and administrative expenses	—	87.9	34.5	—	122.4
Losses (gains) and other expenses, net	2.3	0.8	(0.5)	—	2.6
Restructuring charges	—	7.1	0.9	—	8.0
(Income) loss from equity method investments	(47.6)	(11.1)	(2.1)	57.8	(3.0)
Operational income (loss) from continuing operations	45.3	47.9	20.5	(57.1)	56.6
INTEREST EXPENSE (INCOME), net	4.0	(0.9)	1.0	—	4.1
OTHER EXPENSE, net	—	—	—	—	—
Income (loss) from continuing operations before income taxes	41.3	48.8	19.5	(57.1)	52.5
(BENEFIT FROM) PROVISION FOR INCOME TAXES	(2.3)	13.6	5.7	0.6	17.6
Income (loss) from continuing operations	43.6	35.2	13.8	(57.7)	34.9
(Loss) income from discontinued operations	—	(2.4)	1.3	—	(1.1)
Net income (loss)	$43.6	$32.8	$15.1	$(57.7)	$33.8
OTHER COMPREHENSIVE LOSS	$(14.5)	$(12.5)	$(46.4)	$(2.7)	$(76.1)

Condensed Consolidating Statements of Operations
For the Nine Months Ended September 30, 2011
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$—	$1,710.3	$633.3	$(151.2)	$2,192.4
COST OF GOODS SOLD	0.1	1,341.2	487.1	(152.5)	1,675.9
Gross profit	(0.1)	369.1	146.2	1.3	516.5
OPERATING EXPENSES:
Selling, general and administrative expenses	—	264.1	108.8	—	372.9
Losses (gains) and other expenses, net	4.5	(0.4)	(0.5)	—	3.6
Restructuring charges	—	10.0	1.3	—	11.3
(Income) loss from equity method investments	(96.5)	(16.8)	(7.0)	111.3	(9.0)
Operational income (loss) from continuing operations	91.9	112.2	43.6	(110.0)	137.7
INTEREST EXPENSE (INCOME), net	12.0	(2.7)	3.2	—	12.5
OTHER EXPENSE, net	—	—	0.1	—	0.1
Income (loss) from continuing operations before income taxes	79.9	114.9	40.3	(110.0)	125.1
(BENEFIT FROM) PROVISION FOR INCOME TAXES	(5.8)	35.9	11.2	1.1	42.4
Income (loss) from continuing operations	85.7	79.0	29.1	(111.1)	82.7
(Loss) income from discontinued operations	—	(11.9)	0.8	—	(11.1)
Net income (loss)	$85.7	$67.1	$29.9	$(111.1)	$71.6
OTHER COMPREHENSIVE LOSS	$(21.2)	$(6.8)	$(29.6)	$(1.4)	$(59.0)

Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended September 30, 2012
(In millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$21.4	$83.4	$(40.4)	$—	$64.4
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the disposal of property, plant and equipment	—	0.1	—	—	0.1
Purchases of property, plant and equipment	—	(21.5)	(6.5)	—	(28.0)
Net proceeds from sale of business	—	10.1	—	—	10.1
Net cash (used in) provided by discontinued operations	—	(0.4)	0.1	—	(0.3)
Net cash used in investing activities	—	(11.7)	(6.4)	—	(18.1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term borrowings, net	—	—	1.3	—	1.3
Asset securitization borrowings	—	—	480.0	—	480.0
Asset securitization payments	—	—	(455.0)	—	(455.0)
Long-term payments	—	(0.6)	(0.3)	—	(0.9)
Borrowings from revolving credit facility	696.0	—	—	—	696.0
Payments on revolving credit facility	(706.0)	—	—	—	(706.0)
Proceeds from stock option exercises	0.3	—	—	—	0.3
Repurchases of common stock	(38.4)	—	—	—	(38.4)
Excess tax benefits related to share-based payments	1.7	—	—	—	1.7
Intercompany debt	(5.3)	(3.9)	9.2	—	—
Intercompany financing activity	57.8	(55.3)	(2.5)	—	—
Cash dividends paid	(27.5)	—	—	—	(27.5)
Net cash (used in) provided by financing activities	(21.4)	(59.8)	32.7	—	(48.5)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	11.9	(14.1)	—	(2.2)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	6.0	—	6.0
CASH AND CASH EQUIVALENTS, beginning of period	1.0	9.7	34.3	—	45.0
CASH AND CASH EQUIVALENTS, end of period	$1.0	$21.6	$26.2	$—	$48.8

Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended September 30, 2011
(In millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$31.8	$(64.2)	$30.2	$—	$(2.2)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the disposal of property, plant and equipment	—	0.1	0.1	—	0.2
Purchases of property, plant and equipment	—	(22.4)	(3.4)	—	(25.8)
Net proceeds from sale of business	—	—	0.6	—	0.6
Acquisition of business	—	(147.7)	—	—	(147.7)
Change in restricted cash	—	—	12.2	—	12.2
Net cash used in discontinued operations	—	(1.1)	(0.1)	—	(1.2)
Net cash (used in) provided by investing activities	—	(171.1)	9.4	—	(161.7)
CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term borrowings, net	—	—	2.5	—	2.5
Asset securitization borrowings	—	—	220.0	—	220.0
Asset securitization payments	—	—	(220.0)	—	(220.0)
Long-term payments	—	(0.7)	—	—	(0.7)
Borrowings from revolving credit facility	1,090.0	—	—	—	1,090.0
Payments on revolving credit facility	(911.5)	—	—	—	(911.5)
Proceeds from stock option exercises	1.5	—	—	—	1.5
Repurchases of common stock	(90.9)	—	—	—	(90.9)
Excess tax benefits related to share-based payments	1.5	—	—	—	1.5
Intercompany debt	76.7	(2.3)	(74.4)	—	—
Intercompany financing activity	(252.7)	242.7	10.0	—	—
Cash dividends paid	(27.2)	—	—	—	(27.2)
Net cash (used in) provided by financing activities	(112.6)	239.7	(61.9)	—	65.2
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(80.8)	4.4	(22.3)	—	(98.7)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	(3.4)	—	(3.4)
CASH AND CASH EQUIVALENTS, beginning of period	81.1	14.7	64.2	—	160.0
CASH AND CASH EQUIVALENTS, end of period	$0.3	$19.1	$38.5	$—	$57.9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Overview
We operate in three reportable business segments of the heating, ventilation, air conditioning and refrigeration (‘HVACR’) industry. Our reportable segments consist of Residential Heating & Cooling, Commercial Heating & Cooling, and Refrigeration. For more detailed information regarding our reportable segments, see Note 14 in the Notes to our Consolidated Financial Statements.
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
In the third quarter of 2012, our Residential Heating & Cooling segment led our overall operational improvement with a 9% increase in net sales and $6 million in increased profit compared to the third quarter of 2011. This segment’s improvement can be attributed to an increase in its new construction business and replacement business. Sales in our Commercial Heating & Cooling segment were down 2% compared to the third quarter of the 2011. Excluding a 3% unfavorable foreign currency impact, sales were up 1%. This segment's profit in the third quarter of 2012 was $1 million higher when compared to the third quarter of 2011. Sales in our Refrigeration segment were down 9% compared to the third quarter of 2011, or down 6% excluding a 3% unfavorable foreign currency impact. However, this segment's profit increased $5 million compared to the third quarter of 2011, primarily as a result of improved product profit margins.
In September of 2012, the Company announced the planned sale of its Service Experts business. The Service Experts business had previously been reported within the Service Experts business segment, and beginning in the third quarter of 2012, is reported as a discontinued operation. The company will retain the commercial service business called Lennox National Account Services (NAS), previously reported within the Service Experts business segment, and is now reported in the Commercial Heating & Cooling business segment. Results for prior periods have been restated to conform with this new presentation.

We sold the Hearth business in the second quarter of 2012 for $10.1 millon in net proceeds, which includes a $2.9 million working capital adjustment received in the third quarter of 2012 and excludes the transaction costs and cash transferred with the business. The net loss from the sale of the Hearth business was $0.9 million.
Key Financial Statistics

•
Net sales for the third quarter of 2012 increased to $809.7 million compared to $801.2 million in 2011, or a 1% increase. Net sales increased 3% excluding a 2% unfavorable foreign currency exchange rate impact.

•
Operational income from continuing operations ("operational income") for the third quarter of 2012 increased to $80.9 million as compared to $56.6 million in 2011. The increase in operational income was primarily due to higher volume and higher margins from material cost savings and a reduction in restructuring costs as cost saving initiatives wind down.

•
Net income for the third quarter of 2012 was $29.4 million compared to $33.8 million in 2011. Diluted earnings per share from continuing operations were $0.97 in the third quarter of 2012 compared to diluted earnings per share from continuing operations of $0.66 in 2011.

•
Cash provided by operating activities was $64 million in the first nine months of 2012 compared to net cash used in operations of $2 million in the first nine months of 2011. The increase in cash provided by operating activities was due primarily to higher income from continuing operations and an increase in accrued expenses in 2012. The increase in accrued expenses was due to an increase in incentive compensation from our improved operating results. These increases were partially offset by unfavorable working capital requirements in the first nine months of 2012 compared to the same period of 2011.

Third Quarter of 2012 Compared to Third Quarter of 2011 – Consolidated Results
Results of Operations
The following table provides a summary of our financial results, including information presented as a percentage of net sales (dollars in millions):

	For the Three Months Ended September 30,
	Dollars		Percent Change Fav/(Unfav)	Percent Sales
	2012	2011		2012	2011
Net sales	$809.7	$801.2	1.1%	100.0%	100.0%
Cost of goods sold	604.8	614.6	1.6	74.7	76.7
Gross profit	204.9	186.6	9.8	25.3	23.3
Selling, general and administrative expenses	125.9	122.4	(2.9)	15.5	15.3
Losses and other expenses, net	0.3	2.6	88.5	—	0.3
Restructuring charges	0.4	8.0	95.0	—	1.0
Income from equity method investments	(2.6)	(3.0)	(13.3)	(0.3)	(0.4)
Operational income	$80.9	$56.6	42.9%	10.0%	7.1%
Net Sales
Net sales increased 1% in the third quarter of 2012 compared to the third quarter of 2011. Our sales volume was up 2%, and price and mix were up 1% from the comparable period. The increase in volume was largely driven by our Residential Heating & Cooling segment and the increase in price and mix was largely driven by our Commercial Heating & Cooling and Refrigeration segments. Changes in foreign currency exchange rates unfavorably impacted net sales by 2%. Excluding the impact from unfavorable foreign currency exchange rates, net sales in the third quarter of 2012 were up 3% from the third quarter of 2011.
Gross Profit
Gross profit margins of 25.3% in the third quarter of 2012 increased 200 basis points from profit margins of 23.3% in the third quarter of 2011. Material cost savings added approximately 160 basis points to profit margins and other product costs savings added an additional 70 basis points. Improved price and mix also added approximately 20 basis points to profit margins. Partially offsetting these increases to profit margins was an increase in freight and distribution costs of 50 basis points.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses increased by $3.5 million in the third quarter of 2012 compared to 2011. As a percentage of net sales, SG&A expense increased slightly to 15.5% in 2012 compared to 15.3% in 2011. The increase in SG&A expenses was principally due to higher incentive compensation due to overall improved operating results in the third quarter of 2012.
Losses and Other Expenses, Net
Losses and other expenses, net for the third quarters of 2012 and 2011 included the following (in millions):

	For the Three Months Ended September 30,
	2012	2011
Realized losses (gains) on settled futures contracts	$0.5	$(0.1)
Unrealized losses (gains) on unsettled futures contracts not designated as cash flow hedges	(1.4)	3.5
Foreign currency exchange losses (gains)	1.0	(0.6)
Other items, net	0.2	(0.2)
Losses and other expenses, net	$0.3	$2.6
The change in unrealized gains and losses on settled futures contracts was primarily due to decreases in commodity prices relative to our futures contract prices during 2012 as compared to 2011. Conversely, the change in unrealized losses related to unsettled futures contracts not designated as cash flow hedges was primarily due to higher commodity prices relative to the futures contract prices. For more information, see Note 4 in the Notes to the Consolidated Financial Statements.
Restructuring Charges
Restructuring charges declined from $8.0 million in the third quarter of 2011 to $0.4 million in the third quarter of 2012. We did not initiate any new large projects in the third quarter of 2012 and the charges in this period related to minor activity from various open projects initiated in prior years. The restructuring charges from the third quarter of 2011 were primarily related to the exit of the corporate airplane lease, closure of the aviation department and reorganization of certain support functions. For more information, see Note 11 in the Notes to the Consolidated Financial Statements.
Results from Equity Method and Other Equity Investments
Investments over which we do not exercise control but have significant influence are accounted for using the equity method of accounting. Income from equity method investments declined slightly from $3.0 million in 2011 to $2.6 million in the third quarter of 2012 primarily due to reduced performance from our joint ventures.
Interest Expense, Net
Interest expense, net, was flat at $4 million in the third quarters of 2012 and 2011, as both our weighted average borrowings and weighted average interest rate were relatively comparable.
Income Tax Expense
Income tax expense was $27 million in the third quarter of 2012 compared to $18 million in 2011. The effective tax rate was 35.0% for the third quarter of 2012 and 33.5% for the third quarter of 2011. Our effective rates differ from the statutory federal rate of 35% for certain items, such as state and local taxes, non-deductible expenses, foreign operating losses for which no tax benefits have been recognized and foreign taxes at rates other than 35%.
Loss from Discontinued Operations
In the third quarter of 2012, we announced plans to sell the Service Experts business. We had a pre-tax loss of $26.8 million in discontinued operations in the third quarter of 2012 for the Service Experts reporting unit compared to pre-tax income of $0.1 million in the third quarter of 2011. The pre-tax loss from discontinued operations in the third quarter of 2012 included operating losses of $5.9 million and a goodwill impairment loss of $20.5 million.
In the fourth quarter of 2011, we began to pursue strategic alternatives for our Hearth reporting unit and subsequently sold this business in the second quarter of 2012. We had pre-tax income of $2 million in discontinued operations in the third quarter of 2012 for the Hearth reporting unit compared to a pre-tax loss of $2 million in the third quarter of 2011. The pre-tax income from discontinued operations in the third quarter of 2012 included a $3 million gain related to a working capital adjustment of sales proceeds offset by $1 million of other divestiture-related expenses.
Third Quarter of 2012 Compared to Third Quarter of 2011 – Results by Segment

Segment profit excludes restructuring expense and certain losses and other expenses. Refer to Note 14 in the Notes to the Consolidated Financial Statements for a reconciliation of segment profit (loss) to Income from continuing operations before income taxes.

Residential Heating & Cooling
The following table summarizes our Residential Heating & Cooling segment’s net sales and profit for the third quarters of 2012 and 2011 (dollars in millions):

	For the Three Months Ended September 30,
	2012	2011	Difference	% Change
Net sales	$386.3	$353.8	$32.5	9.2%
Profit	37.7	31.3	6.4	20.4%
% of net sales	9.8%	8.8%
Residential Heating & Cooling’s net sales increased by 9% in the third quarter of 2012 compared to the third quarter of 2011. Sales volumes increased by 12%, partially offset by a 3% decline in price and mix in 2012 compared to 2011.
Segment profit for the third quarter increased $6 million compared to the third quarter of 2011 primarily due to a $9 million increase in volume, $8 million in material cost savings and $3 million in other product cost savings. Segment profit was adversely affected by a $7 million decrease in price and mix, a $3 million increase in freight and distribution costs and a $4 million increase in SG&A costs due primarily to higher incentive compensation costs from improved overall operating results.
Commercial Heating & Cooling
The following table summarizes our Commercial Heating & Cooling segment’s net sales and profit for the third quarters of 2012 and 2011 (dollars in millions):

	For the Three Months Ended September 30,
	2012	2011	Difference	% Change
Net sales	$219.7	$223.6	$(3.9)	(1.7)%
Profit	32.5	31.1	1.4	4.5%
% of net sales	14.8%	13.9%
Our Commercial Heating & Cooling business experienced a 2% decrease in net sales in the third quarter of 2012 compared to 2011. Excluding the 3% unfavorable impact from foreign currency exchange rates, our net sales increased by 1%. Sales volume was flat while pricing and mix were favorable by 1% compared to the third quarter of 2011.
Segment profit for the third quarter of 2012 increased $1 million compared to the third quarter of 2011 primarily as the result of $2 million in improved profit margins from favorable pricing and mix, offset by $1 million in increased SG&A costs.
Refrigeration
The following table summarizes our Refrigeration segment’s net sales and profit for the third quarters of 2012 and 2011 (dollars in millions):

	For the Three Months Ended September 30,
	2012	2011	Difference	% Change
Net sales	$203.7	$223.8	$(20.1)	(9.0)%
Profit	25.1	20.5	4.6	22.4%
% of net sales	12.3%	9.2%
Net sales decreased 9% in the third quarter of 2012 when compared to 2011. Sales volumes declined 12% and foreign currency exchange rates were unfavorable by 3%. Improved pricing and mix of 6% primarily for our refrigerant products partially offset these sales declines.
Segment profit for the third quarter increased by $5 million compared to the third quarter of 2012 primarily from a $6 million improvement in price and mix, $5 million of material cost savings and $2 million of other product cost savings. These savings were partially offset by a $6 million decrease in volume and a $2 million increase in SG&A expense.
Corporate and Other
Corporate and other expenses, excluding restructuring, were $14 million in the third quarter of 2012, down $1 million from $15 million in 2011. The decrease was driven by various cost and productivity initiatives.
Year-to-Date through September 30, 2012 Compared to Year-to-Date through September 30, 2011 – Consolidated Results
Results of Operations
The following table provides a summary of our financial results, including information presented as a percentage of net sales (dollars in millions):

	For the Nine Months Ended September 30,
	Dollars		Percent Change Fav/(Unfav)	Percent Sales
	2012	2011		2012	2011
Net sales	$2,264.5	$2,192.4	3.3%	100.0%	100.0%
Cost of goods sold	1,710.6	1,675.9	(2.1)	75.5	76.4
Gross profit	553.9	516.5	7.2	24.5	23.6
Selling, general and administrative expenses	379.8	372.9	(1.9)	16.8	17.0
Losses and other expenses, net	0.2	3.6	94.4	—	0.2
Restructuring charges	3.1	11.3	72.6	0.1	0.5
Income from equity method investments	(8.8)	(9.0)	(2.2)	(0.4)	(0.4)
Operational income	$179.6	$137.7	30.4%	7.9%	6.3%
Net Sales
Net sales increased 3% in the first nine months of 2012 compared to the first nine months of 2011. Excluding the 2% unfavorable impact from changes in foreign currency exchange rates, our net sales increased by 5%. Our sales volumes were up 5% and our price and mix were flat in the comparable period. The increase in volume was predominantly in our Residential Heating & Cooling segment with modest volume increases in our Commercial Heating & Cooling segment.
Gross Profit
Gross profit margins improved 90 basis points to 24.5% for the first nine months of 2012 compared to 23.6% for the first nine months of 2011. Improved price and mix added 40 basis points to profit margins and commodities and non-commodity material costs improved by a collective 70 basis points over the comparable period. Partially offsetting these increases were 20 basis points of higher freight and distribution costs in the first nine months of 2012.
Selling, General and Administrative Expenses
SG&A expenses increased by $7 million in the first nine months of 2012 compared to 2011, but as a percentage of net sales declined to 16.8% in 2012 from 17.0% in 2011. The increase in SG&A expenses was principally due to higher incentive compensation due to overall improved operating results in the third quarter of 2012. The decline in SG&A expenses as a percent of net sales is due to sales volumes increasing faster than SG&A expense.
Losses and Other Expenses, Net
Losses and other expenses, net included the following (in millions):

	For the Nine Months Ended September 30,
	2012	2011
Realized losses (gains) on settled futures contracts	$1.4	$(1.0)
Unrealized losses (gains) on unsettled futures contracts not designated as cash flow hedges	(2.5)	4.9
Foreign currency exchange losses (gains)	0.7	—
Other items, net	0.6	(0.3)
Losses and other expenses, net	$0.2	$3.6
The change in gains and losses on settled futures contracts was primarily due to decreases in commodity prices relative to our futures contract prices during 2012 as compared to 2011. Conversely, the change in unrealized gains on unsettled futures contracts not designated as cash flow hedges was primarily due to higher commodity prices relative to the futures contract prices. For more information, see Note 4 in the Notes to the Consolidated Financial Statements.
Restructuring Charges
Restructuring charges were $3 million in first nine months of 2012 and $11 million in the first nine months of 2011. We did not initiate any new large projects in the first nine months of 2012 and the $3 million restructuring expense in the first nine months of 2012 relates to our Regional Distribution Network project. The restructuring charges from the first nine months of 2011 were from corporate restructuring charges that included the exit of the corporate airplane lease, closure of the aviation department, and the reorganization of certain support functions. For more information, see Note 11 in the Notes to the Consolidated Financial Statements.
Results from Equity Method and Other Equity Investments
Investments over which we do not exercise control but have significant influence are accounted for using the equity method of accounting. Income from equity method investments were approximately $9 million for the first nine months of 2012 and the first nine months of 2011.
Interest Expense, Net
Interest expense, net, for the first nine months of 2012 of $13 million increased by approximately $1 million compared to the same period in 2011. Our weighted average interest rates were relatively flat while our weighted average borrowings increased in the comparable periods.
Income Tax Expense
The income tax expense was $58 million in the first nine months of 2012 compared to $42 million in 2011. The effective tax rate was 34.7% for 2012 and 33.8% in 2011. Our effective rates differ from the statutory federal rate of 35% for certain items, such as state and local taxes, non-deductible expenses, foreign operating losses for which no tax benefits have been recognized and foreign taxes at rates other than 35%.
Loss from Discontinued Operations
In the third quarter of 2012, we announced plans to sell the Service Experts business. We had a pre-tax loss of $43 million in discontinued operations for the first nine months of 2012 for the Service Experts reporting unit compared to a pre-tax loss of $8 million in the first nine months of 2011. The pre-tax loss from discontinued operations in 2012 included operating losses of $21 million, a goodwill impairment loss of $20.5 million, and restructuring costs of $1 million.
In the fourth quarter of 2011, we began to pursue strategic alternatives for our Hearth reporting unit and subsequently sold this business in the second quarter of 2012. We had a pre-tax loss of $14 million in discontinued operations in the first nine months of 2012 for the Hearth reporting unit compared to a pre-tax loss of $10 million in the first nine months of 2011. The pre-tax loss in 2012 included $3 million in operating losses, a $6 million charge to write down the related assets to their fair value, a $6 million pension settlement charge for the realization of pension losses related to the transfer of a pension to the buyer, a $1 million loss on the sale of the business, and a $4 million gain for the realization of foreign currency translation adjustments.
Year-to-Date Through September 30, 2012 Compared to Year-to-Date Through September 30, 2011 – Results by Segment

Segment profit excludes restructuring expense and certain losses and other expenses. Refer to Note 14 in the Notes to the Consolidated Financial Statements for a reconciliation of segment profit (loss) to Income from continuing operations before income taxes.

Residential Heating & Cooling
The following table summarizes our Residential Heating & Cooling segment’s net sales and profit for the first nine months of 2012 and 2011 (dollars in millions):

	For the Nine Months Ended September 30,
	2012	2011	Difference	% Change
Net sales	$1,070.7	$979.7	$91.0	9.3%
Profit	90.7	70.9	19.8	27.9%
% of net sales	8.5%	7.2%
Residential Heating & Cooling net sales increased by 9% in the first nine months of 2012 compared to the first nine months of 2011. Sales volumes increased by 12% in the first nine months of 2012 as compared to 2011 and were partially offset by lower price and mix of 3%.
Segment profit for the first nine months of 2012 increased $20 million due to $32 million in higher sales volumes and $8 million in material cost savings. Partially offsetting these increases in segment profit were $17 million in unfavorable price and mix, $2 million from a less favorable warranty adjustment and $1 million in higher SG&A costs.
Commercial Heating & Cooling
The following table summarizes our Commercial Heating & Cooling segment’s net sales and profit for the first nine months of 2012 and 2011 (dollars in millions):

	For the Nine Months Ended September 30,
	2012	2011	Difference	% Change
Net sales	$597.9	$596.4	$1.5	0.3%
Profit	74.1	67.2	6.9	10.3%
% of net sales	12.4%	11.3%
Commercial Heating & Cooling net sales were relatively flat in the first nine months of 2012 compared to 2011. Excluding the 3% unfavorable impact from foreign currency exchange rates, our net sales increased by 3%. Our sales volume increased by 2% and price and mix also increased by 1%.
Segment profit for the first nine months of 2012 increased $7 million from the first nine months of 2011. Segment profit increased from the impact of higher sales volume by $3 million, favorable price and mix by $6 million and other product cost savings by $4 million. Partially offsetting these increases to segment profit were higher material costs of $1 million, higher freight and distribution charges of $2 million, and increased SG&A expenses of $3 million. The increased SG&A expenses were primarily due to increased incentive compensation from improved overall operating results in 2012.
Refrigeration
The following table summarizes our Refrigeration segment’s net sales and profit for the first nine months of 2012 and 2011 (dollars in millions):

	For the Nine Months Ended September 30,
	2012	2011	Difference	% Change
Net sales	$595.9	$616.3	$(20.4)	(3.3)%
Profit	60.6	55.5	5.1	9.2%
% of net sales	10.2%	9.0%
Net sales decreased by 3% in the first nine months of 2012 compared to the first nine months of 2011. Excluding the 3% unfavorable impact from foreign currency exchange rates, our net sales were flat in 2012. Price and mix improvements of approximately 3% were offset by a volume decline of 3% in comparable periods.
Segment profit for the first nine months of 2012 increased by $5 million compared to the first nine months of 2011. Segment profit increased $12 million from the impact of higher price and mix in net sales and $9 million due to material cost savings. Partially offsetting these increases were $4 million in increased SG&A expense, $5 million from lower volumes, $3 million in higher other product costs, and $4 million from unfavorable foreign currency exchange rates.
Corporate and Other
Corporate and other expenses, excluding restructuring, were $44 million in the first nine months of 2012, up from $42 million in 2011. The increase was primarily driven by higher incentive compensation expense in 2012 due to the overall increase in operating performance in the first nine months of 2012.
Liquidity and Capital Resources
Our working capital and capital expenditure requirements are generally met through internally generated funds, bank lines of credit and a revolving period asset securitization arrangement. Working capital needs are generally greater in the first and second quarters due to the seasonal nature of our business cycle.
Statement of Cash Flows
The following table summarizes our cash activity for the nine months ended September 30, 2012 and 2011 (in millions):

	For the Nine Months Ended September 30,
	2012	2011
Net cash provided by (used in) operating activities	$64.4	$(2.2)
Net cash used in investing activities	(18.1)	(161.7)
Net cash provided by (used in) financing activities	(48.5)	65.2
Net Cash Provided by (Used in) Operating Activities
Operating activities resulted in positive cash generation in 2012 compared to cash usage in 2011. The increase was primarily due to higher income from continuing operations and an increase in accrued expenses in 2012, offset by lower accounts payable. Our working capital requirements resulted in a $123 million use of cash in the first nine months of 2012 compared to an $88 million use of cash in 2011. The increase in working capital requirements was primarily related to lower accounts payable due to the timing of payments. The increase in accrued expenses in the first nine months of 2012 compared to the same period of 2011 is due primarily to increased incentive compensation as a result of improved overall operating results.
Net Cash Used in Investing Activities
Net cash used in investing activities for the first nine months of 2012 included $10.1 million in net proceeds from the sale of the Hearth business. For the first nine months of 2011, net cash used in investing activities included $143.3 million for the acquisition of the Kysor/Warren business from The Manitowoc Company and $4.4 million for the acquisition of a commercial services business in our Commercial Heating & Cooling segment.
Capital expenditures in the first nine months of 2012 were $28.0 million, which was slightly higher than the $25.8 million in the first nine months of 2011. Capital expenditures in the first nine months of 2012 were primarily related to investments in our distribution network, investments in systems and software to support the overall enterprise and maintenance capital expenditures.
Net Cash Provided by (Used in) Financing Activities
Net cash used in financing activities was $48.5 million in the first nine months of 2012 compared to net cash provided by financing activities of $65.2 million in the first nine months of 2011. This decrease was primarily related to fewer net borrowings and a reduction in share repurchases in 2012. The net borrowings were higher in the first nine months of 2011 to support the Kysor/Warren acquisition.
Debt Position and Financial Leverage
The following table details our lines of credit and financing arrangements as of September 30, 2012 (in millions):

	Maximum Capacity	Outstanding Borrowings	Available for Future Borrowings
Short-Term Debt:
Foreign Obligations	$6.1	$6.1	$—
Asset Securitization (1)	150.0	25.0	125.0
Total short-term debt	$156.1	$31.1	$125.0
Current Maturities of Long-Term Debt:	$0.3	$0.3	$—
Long-Term Debt:
Capital lease obligations	$16.6	$16.6	$—
Domestic revolving credit facility (2)	650.0	233.0	367.1
Senior unsecured notes	200.0	200.0	—
Total long-term debt	$866.6	$449.6	$367.1
Total	$1,023.0	$481.0	$492.1

(1)	The maximum capacity under the asset securitization arrangement (“ASA”) is the lesser of $150.0 million or 100% of the net pool balance defined under the ASA.

(2)
The available future borrowings on our domestic revolving credit facility exclude $49.9 million in standby letters of credit. We had an additional $20.0 million in stand-by letters of credit with other banks.

As our peak season arrives, we typically pay down debt. We believe our available future borrowings combined with our cash of $48.8 million and future cash from operations are sufficient to fund our operations, planned capital expenditures, future contractual obligations, share repurchases, dividends and other needs in the foreseeable future. Included in our cash and cash equivalents of $48.8 million at September 30, 2012, we had $26.2 million of cash held in foreign locations. Our cash in foreign locations is used for investing and operating activities in those locations, and we currently do not have the need or intent to repatriate those funds to the United States. If we were to repatriate this cash, we would be required to accrue and to pay taxes in the United States for the amounts that were repatriated.
Our debt-to-total-capital ratio decreased to 48.6% at September 30, 2012 compared to 49.9% at December 31, 2011. The decrease in the ratio is due to an increase in retained earnings at September 30, 2012 primarily related to higher net income and reduced share repurchase activity.
Covenants on our outstanding debt did not change in the third quarter of 2012 and we were in compliance with all of our debt covenants as of September 30, 2012. For a more detailed discussion of our debt, see Note 7 in the Notes to the Consolidated Financial Statements set forth in Part I, Item I of this Quarterly Report on Form 10-Q.
We periodically review our capital structure, including our primary bank facility, to ensure that it has adequate liquidity. We also periodically consider various other financing alternatives and may, from time to time, seek to take advantage of favorable interest rate environments or other market conditions, which may include accessing the capital markets.
On March 30, 2012, the parties involved with the Asset Securitization Program (“ASP”) agreed to remove Lennox Hearth Products LLC from the ASP. Any receivables originated by Lennox Hearth Products LLC that remained outstanding as of that date were repurchased by us. The maximum securitization amount of $150.0 million was not modified. We do not believe the removal of Lennox Hearth Products LLC from the ASP will have a significant impact on the available borrowings under the

ASP. The eligible amount to borrow under the program as of September 30, 2012 was $125.0 million.
Dividend payments are expected to be approximately $37.5 million in 2012. We also continue to increase shareholder value through our share repurchase program. We are planning a minimum of $50 million in share repurchases in 2012.
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
The estimate of our liability for future warranty costs requires us to make significant assumptions about the amount, timing and nature of the costs we will incur in the future. We periodically review the assumptions used to determine the liability and adjust our assumptions based upon factors such as actual failure rates and cost experience. Numerous factors could affect actual failure rates and cost experience, including the amount and timing of new product introductions, and changes in manufacturing techniques or locations, components or suppliers used. In recent years, changes in the warranty liability as the result of the issuance of new warranties and the payments made have remained relatively stable. Should actual warranty costs differ from our estimates, we may be required to record adjustments to accruals and expense in the future. At the end of each accounting period, we evaluate our warranty liabilities and during the second quarter of each year, we perform a complete re-evaluation of our warranty liabilities.
We also may incur costs related to our products that may not be covered under our warranties and are not covered by insurance, and we may, from time to time, repair or replace installed products experiencing quality issues in order to satisfy our customers and to protect our brand. These product quality issues may be caused by vendor-supplied components that fail to meet required specifications. We identified product quality issues we believe resulted from vendor supplied materials, including a heating and cooling product line produced in 2006 and 2007 and a refrigerant product quality issue in the second quarter of 2012. We recorded $1.0 million for these matters in the third quarter of 2012, and as of September 30, 2012, we had $7.1 million accrued for these matters. We may incur additional charges in the future as more information becomes available.
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

For quantitative and qualitative disclosures about market risk affecting LII, see "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. Our exposure to market risk has not changed materially since December 31, 2011.

Item 4.	Controls and Procedures.
Disclosure Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, we carried out an evaluation, under the supervision and with the participation of our current management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2012, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
During the quarter ended September 30, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We May Not be Able to Compete Favorably in the Highly Competitive HVACR Business.
Substantially all of the markets in which we operate are highly competitive. The most significant competitive factors we face are product reliability, product performance, service and price, with the relative importance of these factors varying among our product lines. Other factors that affect competition in the HVACR market include the development and application of new technologies, an increasing emphasis on the development of more efficient HVACR products and new product introductions. The establishment of manufacturing operations in low-cost countries could also provide cost advantages to existing and emerging competitors. Our competitors may have greater financial resources than we have, allowing them to invest in more extensive research and development and/or marketing activity. For example, the industry has experienced a shift to lower efficiency product, as well as an increase in unit sales versus full system sales. We may not be able to adapt to these market changes as effectively as our competitors. We may not be able to compete successfully against current and future competitors, and current and future competitive pressures may cause us to reduce our prices or lose market share, or could negatively affect our cash flow, all of which could have an adverse effect on our results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

In June 2008 our Board of Directors approved a new share repurchase plan for $300 million, pursuant to which we are authorized to repurchase shares of our common stock through open market purchases (the “2008 Share Repurchase Plan”). In December 2011, our Board of Directors increased the authorized amount of shares that could be repurchased under the 2008 Share Repurchase Plan by $100 million. The 2008 Share Repurchase Program has no stated expiration date. In the third quarter of 2012, we repurchased shares of our common stock as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (including fees)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (in millions)
July 1 through July 31	3,036	$44.94	—	$121.3
August 1 through August 31	791,672	$44.60	785,095	$86.3
September 1 through September 30	7,198	$50.09	—	$86.3
	801,906	$44.65	785,095

(1)
This column reflects the shares purchased under the 2008 Share Repurchase Program and the surrender to LII of 16,811 shares of common stock to satisfy tax-withholding obligations in connection with the vesting of restricted stock and performance share units.

Item 6.	Exhibits.

3.1	–
Restated Certificate of Incorporation of Lennox International Inc. (“LII”) (filed as Exhibit 3.1 to LII’s Registration Statement on Form S-1 (Registration Statement No. 333-75725) filed on April 6, 1999 and incorporated herein by reference).

3.2	–	Amended and Restated Bylaws of LII (filed as Exhibit 3.1 to LII’s Current Report on Form 8-K filed on September 21, 2012 and incorporated herein by reference).

4.1	–
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
Date: October 22, 2012
/s/ Joseph W. Reitmeier
Joseph W. Reitmeier
Chief Financial Officer
(on behalf of registrant and as principal financial officer)