Form 10-K
period 2012-12-31
LENNOX INTERNATIONAL INC
filed 2013-02-15
CIK 1069202

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
Yes [X] No [ ]

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (see definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer [X] Accelerated Filer [ ] Non-Accelerated Filer [ ] Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [X]

As of June 30, 2012, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $1.9 billion based on the closing price of the registrant's common stock on the New York Stock Exchange on the prior day. As of February 8, 2013, there were 50,258,148 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the registrant's 2013 Annual Meeting of Stockholders to be held on May 16, 2013 are incorporated by reference into Part III of this report.

LENNOX INTERNATIONAL INC.
FORM 10-K
For the Fiscal Year Ended December 31, 2012

i

PART I
Item 1. Business

References in this Annual Report on Form 10-K to “we,” “our,” “us,” “LII” or the “Company” refer to Lennox International Inc. and its subsidiaries, unless the context requires otherwise.

The Company

Through our subsidiaries, we are a leading global provider of climate control solutions. We design, manufacture and market a broad range of products for the heating, ventilation, air conditioning and refrigeration (“HVACR”) markets. We have leveraged our expertise to become an industry leader known for innovation, quality and reliability. Our products and services are sold through multiple distribution channels under various brand names. The Company was founded in 1895, in Marshalltown, Iowa, by Dave Lennox, the owner of a machine repair business for railroads. He designed and patented a riveted steel coal-fired furnace, which led to numerous advancements in heating, cooling and climate control solutions.

Shown in the table below are our three business segments, the key products and well-known brand names within each segment and 2012 net sales by segment. Segment financial data for 2012, 2011 and 2010, including financial information about foreign and domestic operations, is included in Note 19 of the Notes to our Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” and is incorporated herein by reference.

In September 2012, the Company announced the planned sale of its Service Experts business and, as a result, reported the business in discontinued operations. The Service Experts business was previously reported in the Company’s Service Experts segment along with our commercial service business called Lennox National Account Services (NAS). The Service Experts reportable segment was eliminated and NAS was included in the Company's Commercial Heating & Cooling segment. We also sold our Hearth Products business, previously reported in our Residential heating and Cooling segment, in April 2012. and reported the business in discontinued operations. The table below, as well as financial results for all periods presented, have been revised to conform to our new segment reporting structure.

Segment	Products/Services	Brand Names	2012 Net Sales
			(in millions)
Residential Heating & Cooling	Furnaces, air conditioners, heat pumps, packaged heating and cooling systems, indoor air quality equipment, comfort control products, replacement parts	Lennox, Dave Lennox Signature, Armstrong Air, Ducane, Aire-Flo, Air-Ease, Concord, Magic-Pak, ADP Advanced Distributor Products, iComfort and Lennox PartsPlus	$1,375.8
Commercial Heating & Cooling	Unitary heating and air conditioning equipment, applied systems, controls, installation and service of commercial heating and cooling equipment	Lennox, Allied Commercial, Magic-Pak, Raider, Landmark, Prodigy, Strategos, Energence and Lennox National Account Services	785.4
Refrigeration	Condensing units, unit coolers, fluid coolers, air cooled condensers, air handlers, process chillers, controls, compressorized racks, supermarket display cases and systems	Heatcraft Worldwide Refrigeration, Bohn, Larkin, Climate Control, Chandler Refrigeration and Kysor/Warren	788.2
		Total	$2,949.4

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

The “Lennox” and “Aire-Flo” brands are sold directly to a network of approximately 7,000 independent installing dealers, making us one of the largest wholesale distributors of residential heating and air conditioning products in North America. Allied Air Enterprise brands (“Armstrong Air,” “Air-Ease,” “Concord,” “Ducane,” and “Magic-Pak”) are sold to independent distributors throughout North America. The Allied Air Enterprise product portfolio includes a full line of heating and air conditioning products in addition to parts and accessories.

We also continue to grow our network of over 100 Lennox PartsPlus stores across the United States. These stores provide an easy access solution for contractors and independent dealers to obtain universal service and replacement parts, supplies, convenience items, tools, Lennox equipment and OEM parts.

Our Advanced Distributor Products (“ADP”) operation builds evaporator coils and air handlers under the “ADP Advanced Distributor Products” brand, as well as the “Lennox,” brand. ADP sells their own ADP branded evaporator coils to over 400 HVAC wholesale distributors across North America as well as a full line of evaporator coils to Allied Air Enterprise.

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

National Account Services. Lennox National Account Services provides service and preventive maintenance for all commercial HVAC national account customers in the United States to help enhance the quality, effectiveness and profitability of their business.

Refrigeration

We manufacture and market equipment for the global commercial refrigeration markets under the Heatcraft Worldwide Refrigeration name.  We sell these products to distributors, installing contractors, engineering design firms, original equipment manufacturers and end-users.

North America.  Our commercial refrigeration products for the North American market include condensing units, unit coolers, fluid coolers, air-cooled condensers, compressor racks and air handlers.  These products are sold for refrigeration applications, primarily to preserve food and other perishables, and are used by supermarkets, convenience stores, restaurants, refrigerated warehouses and distribution centers.  As part of the sale of commercial refrigeration products, we routinely provide application engineering for consulting engineers, contractors and others. We also sell products for non-food and various industry applications, such as telecommunications, dehumidification and medical applications. In 2011, we completed a transaction with The Manitowoc Company, Inc. to acquire substantially all the assets of its Kysor/Warren business. Kysor/Warren is a leading brand of refrigerated systems and display cases for supermarkets throughout North America. This acquisition provided us with a platform for additional business growth by extending the value chain for us directly to food retail and supermarket customers.

International.  In international markets, we manufacture and market refrigeration products including condensing units, unit coolers, air-cooled condensers, fluid coolers, compressor racks and industrial process chillers.  We have manufacturing locations in Germany, France, Brazil and China.  In Australia and New Zealand, we are the leading wholesale distribution business serving the refrigeration and HVAC industry with more than 70 locations serving our customers, which also includes the sale of refrigerant. In addition, we own a 50% common stock interest in a joint venture in Mexico that produces unit coolers, air-cooled condensers, condensing units and compressor racks of the same design and quality as those manufactured by our U.S. business.  This joint venture product line is complemented with imports from the U.S., which are sold through the joint venture's distribution network.

Business Strategy

Our business strategy is to sustain and expand our premium market position as well as offer a full spectrum of products to meet our customers' needs. We plan to expand our market position through organic growth and acquisitions while maintaining our focus on cost reductions to drive margin expansion and support growth in target business segments. This strategy is supported by five strategic priorities that are underlined by our values and our people. The five strategic priorities are:

Innovative Product and System Solutions. In all of our markets, we are continually building on our heritage of innovation by developing residential, commercial, and refrigeration products that give families and business owners more precise control over more aspects of their indoor environments, while significantly lowering their energy costs.

Manufacturing and Sourcing Excellence. We maintain our commitment to manufacturing and sourcing excellence by driving low-cost assembly through rationalization of our facilities and product lines, maximizing factory efficiencies, and leveraging our purchasing power and sourcing initiatives to expand the use of lower-cost components that meet our high-quality requirements.

Distribution Excellence. By investing resources in expanding our distribution network, we are making products available to our customers in a timely, cost-efficient manner. Additionally, we provide enhanced dealer support through the use of technology, training, advertising and merchandising.

Geographic Expansion. We are growing our international presence by continuing to extend our successful domestic business model and product knowledge into international markets.

Expense Reduction. Through our cost management initiatives, we are focused on identifying areas to reduce operating, manufacturing and administrative costs.

Marketing and Distribution

We utilize multiple channels of distribution and offer different brands at various price points in order to better penetrate the HVACR markets. Our products and services are sold through a combination of direct sales, distributors and company-owned parts and supplies stores. Dedicated sales forces and manufacturers' representatives are deployed across our business segments and brands in a manner designed to maximize our ability to service a particular distribution channel. To optimize enterprise-wide effectiveness, we have active cross-functional and cross-organizational teams coordinating approaches to pricing, product design, distribution and national account customers.

An example of the competitive strength of our marketing and distribution strategy is in the North American residential heating and cooling market. We use three distinctly different distribution approaches in this market: the company-owned distribution system, the independent distribution system and direct sales to end-users. We distribute our “Lennox” and “Aire-Flo” brands in a company-owned process directly to independent dealers that install these heating and cooling products and we sell our products directly to customers through our Lennox PartsPlus stores. We distribute our “Armstrong Air,” “Ducane,” “Air-Ease,” “Concord,” “Magic-Pak” and “ADP Advanced Distributor Products” brands through the traditional independent distribution process pursuant to which we sell our products to distributors who, in turn, sell the products to installing contractors.

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

Strategic Sourcing

We rely on various suppliers to furnish the raw materials and components used in the manufacturing of our products. To maximize our buying effectiveness in the marketplace, our central strategic sourcing group consolidates required purchases of materials, components and indirect items across business segments. The goal of the strategic sourcing group is to develop global strategies for a given component group, concentrate purchases with three to five suppliers and develop long-term relationships with these vendors. By developing these strategies and relationships, we seek to leverage our material needs to reduce costs and improve financial and operating performance.

Compressors, motors and controls constitute our most significant component purchases, while steel, copper and aluminum account for the bulk of our raw material purchases. We own equity interests in joint ventures that manufacture compressors. These joint ventures provide us with compressors for our residential, commercial and refrigeration businesses.

Our centralized supplier development group works with selected suppliers to reduce their costs and improve their quality and delivery performance. We seek to accomplish this by employing the same business excellence tools utilized by our business segments to drive improvements in the area of lean manufacturing and six sigma, a disciplined, data-driven approach and methodology for improving quality.

Research and Development and Technology

An important part of our growth strategy is continued investment in research and product development to both develop new products and make improvements to existing product lines.  As a result, we spent an aggregate of $50.7 million, $50.3 million and $49.5 million on research and development during 2012, 2011 and 2010, respectively.  We operate a global engineering and technology organization that focuses on new technology invention, product development, and process improvements.

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

Our markets are driven by seasonal weather patterns. HVAC products and services are sold year round, but the volume and mix of product sales and service change significantly by season. The industry ships roughly twice as many units during June as it does in December. Overall, cooling equipment represents a substantial portion of the annual HVAC market. Between the heating season (roughly November through February) and cooling season (roughly May through August) are periods commonly referred to as "shoulder seasons" when the distribution channel transitions its buying patterns from one season to the next. These seasonal fluctuations in mix and volume drive our sales and related segment profit, resulting in somewhat higher sales in the second and third quarters due to the larger cooling season relative to the heating season.

Patents and Trademarks

We hold numerous patents that relate to the design and use of our products. We consider these patents important, but no single patent is material to the overall conduct of our business. We proactively obtain patents to further our strategic intellectual property objectives. We own or license several trademarks and service marks we consider important in the marketing of our products and services, and we protect our marks through national registrations and common law rights.

Competition

Substantially all markets in which we participate are highly competitive. The most significant competitive factors we face are product reliability, product performance, service and price, with the relative importance of these factors varying among our businesses. Listed below are some of the companies we view as significant competitors in each of our three business segments, with relevant brand names, when different from the company name, shown in parentheses.

•
Residential Heating & Cooling - United Technologies Corp. (Carrier, Bryant, Tempstar, Comfortmaker, Heil, Arcoaire, KeepRite, Day & Night); Ingersoll-Rand plc (Trane, American Standard); Paloma Industries, Inc. (Rheem, Ruud); Johnson Controls, Inc. (York); Daikin Industries, Ltd. (Goodman, Amana); and Nortek, Inc. (Maytag, Westinghouse, Frigidaire, Tappan, Philco, Kelvinator, Gibson, Broan, NuTone).

•
Commercial Heating & Cooling - United Technologies Corp. (Carrier, ICP Commercial); Ingersoll-Rand plc (Trane); Paloma Industries, Inc. (Rheem, Ruud); Johnson Controls, Inc. (York); Daikin Industries, Ltd. (Goodman, McQuay); Nortek, Inc. (Mammoth); and AAON, Inc.

•
Refrigeration - Hussmann Corporation; Emerson Electric Co. (Copeland); United Technologies Corp. (Carrier); GEA Group (Kuba, Searle, Goedhart); Alfa Laval (Alfa Laval, Fincoil, Helpman); and Panasonic Corp. (Sanyo).

Employees

As of February 8, 2013, we employed approximately 12,000 employees. Approximately 4,900 of these employees were salaried and 7,100 were hourly. The number of hourly workers we employ may vary in order to match our labor needs during periods of fluctuating demand. Approximately 1,900 employees are represented by unions. We believe our relationships with our employees and with the unions representing our employees are good and currently we do not anticipate any material adverse consequences resulting from negotiations to renew any collective bargaining agreements.

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

Energy Efficiency. The U.S. Department of Energy published a direct final rule setting minimum efficiency standards for residential heating and cooling products. The standards for non-weatherized furnaces were to take effect in 2013, however, the direct final rule for furnace standards was vacated as the result of a negotiated settlement between the American Public Gas Association (APGA) and the Department of Energy (DOE). Standards for split cooling systems become effective in 2015. We established a process we believe will allow us to offer products that meet or exceed these new standards in advance of effectiveness. The U.S. Department of Energy has numerous active rulemakings that impact residential and commercial heating, air conditioning and refrigeration equipment. We are actively involved in U.S. Department of Energy and Congressional activities related to energy efficiency standards. We believe we are prepared to have compliant product in place in advance of the effectiveness of all such regulations being considered by the U.S. Department of Energy or Congress.

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

Available Information

Our web site address is www.lennoxinternational.com. We make available, free of charge through our web site, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as soon as reasonably possible after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. The information on our web site is not a part of, or incorporated by reference into, this annual report on Form 10-K.

You can also read and copy any document that we file, including this Annual Report on Form 10-K, at the Securities and Exchange Commission's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Call the Securities and Exchange Commission at 1-800-SEC-0330 for information on the operation of the Public Reference Room. In addition, the Securities and Exchange Commission maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers, including Lennox International, that file electronically with the Securities and Exchange Commission.

Executive Officers of the Company

Our executive officers, their present positions and their ages are as follows as of February 8, 2013:

Name	Age	Position
Todd M. Bluedorn	49	Chairman of the Board and Chief Executive Officer
Joseph W. Reitmeier	48	Executive Vice President and Chief Financial Officer
Douglas L. Young	50	Executive Vice President and President and Chief Operating Officer, LII Residential Heating & Cooling
Terry L. Johnston	55	Executive Vice President and President and Chief Operating Officer, LII North America Commercial Heating & Cooling
Michael J. Blatz	47	Executive Vice President and President and Chief Operating Officer, Service Experts
David W. Moon	51	Executive Vice President and President and Chief Operating Officer, LII Worldwide Refrigeration
Prakash Bedapudi	46	Executive Vice President and Chief Technology Officer
Daniel M. Sessa	48	Executive Vice President and Chief Human Resources Officer
John D. Torres	54	Executive Vice President, Chief Legal Officer and Secretary
Roy A. Rumbough, Jr.	57	Vice President, Controller and Chief Accounting Officer

Todd M. Bluedorn became Chief Executive Officer and was elected to our Board of Directors in April 2007. Mr. Bluedorn was elected Chairman of the Board of Directors in May 2012. Prior to joining the company, Mr. Bluedorn served in numerous senior management positions for United Technologies since 1995, including President, Americas - Otis Elevator Company beginning in 2004; President, North America - Commercial Heating, Ventilation and Air Conditioning for Carrier Corporation beginning in 2001; and President, Hamilton Sundstrand Industrial beginning in 2000. He began his professional career with McKinsey & Company in 1992. A graduate of the United States Military Academy at West Point with a B.S. in electrical engineering, Mr. Bluedorn served in the United States Army as a combat engineer officer and United States Army Ranger from 1985 to 1990. He received his MBA from Harvard University in 1992. Mr. Bluedorn currently serves on the Board of Directors of Eaton Corporation, a diversified industrial manufacturer.

Joseph W. Reitmeier was appointed Executive Vice President and Chief Financial Officer in July 2012. He had previously served as Vice President of Finance for the Lennox Commercial business segment since 2007. Mr. Reitmeier first joined LII in 2005 and served as Director of Internal Audit. Before joining LII, Mr. Reitmeier held financial leadership roles at Cummins Inc. and PolyOne Corporation. He holds a BSA in Accounting from the University of Akron and an MBA from Case Western Reserve University.

Douglas L. Young was appointed Executive Vice President and President and Chief Operating Officer of LII's Residential Heating & Cooling segment in October 2006. Mr. Young had previously served as Vice President and General Manager of North American Residential Products since 2003 and as Vice President and General Manager of Lennox North American Residential Sales, Marketing, and Distribution from 1999 to 2003. Prior to his career with LII, Mr. Young was employed in the Appliances division of GE, where he held various management positions before serving as General Manager of Marketing for GE Appliance division's retail group from 1997 to 1999 and as General Manager of Strategic Initiatives in 1999. He holds a BSBA from Creighton University and an MS in Management from Purdue University.

Terry L. Johnston was appointed Executive Vice President and President and Chief Operating Officer of LII's North America Commercial Heating & Cooling segment in January 2013. He had previously served as Vice President and General Manager of LII's North America commercial equipment business, and before that, held marketing leadership roles in LII's residential and commercial businesses. Prior to joining LII in 2001, Mr. Johnston spent 20 years at General Electric Company in a variety of product management and sales and marketing roles. He holds a BS in Marketing from the University of Arkansas.

Michael  J. Blatz was appointed Executive Vice President and President and Chief Operating Officer of LII's Service Experts segment in July 2010.  He had previously served as Executive Vice President, Operations since May 2009. Mr. Blatz joined LII in August 2007 as Vice President, Operations. Mr. Blatz was previously Vice President and General Manager for Tyler Refrigeration, a division of Carrier Corporation, a United Technologies company. His career at Carrier Corporation began in 2003 and encompassed senior leadership positions in supply chain, product management, and manufacturing operations. He also served as Director of Operations and Director of Worldwide Procurement at Dell Computer Corporation and held engineering and product development roles at Case Corporation before joining Carrier Corporation. He holds a BS in mechanical engineering from the United States Military Academy at West Point and an MS in management and mechanical engineering, both from the Massachusetts Institute of Technology.

David W. Moon was appointed Executive Vice President and President and Chief Operating Officer of LII's Worldwide Refrigeration segment in August 2006. Mr. Moon had previously served as Vice President and General Manager of Worldwide Refrigeration, Americas Operations since 2002. Prior to serving in that position, he served as Managing Director in Australia beginning in 1999, where his responsibilities included heat transfer manufacturing and distribution, refrigeration wholesaling and manufacturing, and HVAC manufacturing and distribution in Australia and New Zealand. Mr. Moon originally joined LII in 1998 as Operations Director, Asia Pacific. Prior to that time, Mr. Moon held various management positions at Allied Signal, Inc., Case Corporation, and Tenneco Inc. in the United States, Hong Kong, Taiwan and Germany. He holds a BS in Civil Engineering and an MBA from Texas A&M University.

Prakash Bedapudi became Executive Vice President and Chief Technology Officer in July 2008. He had previously served as vice president, global engineering and program management for Trane Inc. Commercial Systems from 2006 through 2008, and as vice president, engineering and technology for Trane's Residential Systems division from 2003 through 2006. Prior to his career at Trane, Mr. Bedapudi served in senior engineering leadership positions for GE Transportation Systems, a division of General Electric Company, and for Cummins Engine Company. He holds a BS in Mechanical/Automotive Engineering from Karnataka University, India and an MS in Mechanical/Aeronautical Engineering from the University of Cincinnati.

Daniel M. Sessa was appointed Executive Vice President and Chief Human Resources Officer in June 2007. Mr. Sessa previously served in numerous senior human resources and legal leadership positions for United Technologies Corporation since 1996, including Vice President, Human Resources for Otis Elevator Company - Americas from 2005 to 2007, Director, Employee

Benefits and Human Resources Systems for United Technologies Corporation from 2004 to 2005, and Director, Human Resources for Pratt & Whitney from 2002 to 2004. He holds a JD from the Hofstra University School of Law and a BA in Law & Society from the State University of New York at Binghamton.

John D. Torres was appointed Executive Vice President and Chief Legal Officer in December 2008. He had previously served as Senior Vice President, General Counsel and Secretary for Freescale Semiconductor, a semiconductor manufacturer that was originally part of Motorola. He joined Motorola's legal department as Senior Counsel in 1996 and was appointed Vice President, General Counsel of the company's semiconductor business in 2001. Prior to joining Motorola, Mr. Torres served 13 years in private practice in Phoenix, specializing in commercial law. He holds a BA from Notre Dame and a JD from the University of Chicago.

Roy A. Rumbough, Jr. was appointed Vice President, Controller and Chief Accounting Officer in July 2006. He had previously served as Vice President, Corporate Controller of Maytag Corporation, a position he held since 2002. From 1998 to 2002, he served as Vice President, Controller of Blodgett Corporation, a portfolio of food service equipment companies and former affiliate of Maytag. Mr. Rumbough's career at Maytag spanned 17 years and included internal audit, financial planning and analysis, and business unit controller roles. Prior to his career at Maytag, he worked for Deloitte and Touche, LLP. He holds a BA in Accounting from North Carolina State University and an MBA from the Kellogg School of Management, Northwestern University.

Item 1A. Risk Factors
Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act that are based on information currently available to management as well as management's assumptions and beliefs. All statements, other than statements of historical fact, included in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements identified by the words “may,” “will,” “should,” “plan,” “predict,” “anticipate,” “believe,” “intend,” “estimate” and “expect” and similar expressions. Such statements reflect our current views with respect to future events, based on what we believe are reasonable assumptions; however, such statements are subject to certain risks and uncertainties. In addition to the specific uncertainties discussed elsewhere in this Annual Report on Form 10-K, the risk factors set forth below may affect our performance and results of operations. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those in the forward-looking statements. We disclaim any intention or obligation to update or review any forward-looking statements or information, whether as a result of new information, future events or otherwise.

Risk Factors

The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. We believe these are the principal material risks currently facing our business; however, additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. If any of the following risks or those disclosed in our other SEC filings actually occur, our business, financial condition or results of operations could be materially adversely affected.
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
Changes in Legislation or Government Regulations or Policies Can Have a Significant Impact on Our Results of Operations.

The sales and margins of each of our segments could be directly impacted by changes in legislation or government regulations. The demand for and cost of providing our products and services could be impacted by environmental standards and regulations. For example, the market’s response to the government regulations requiring phase out of the use of R-22 in 2011 negatively impacted our results of operations in our Residential Heating & Cooling segment. The demand for our products and services could also be affected by the size and availability of tax incentives for purchasers of our products and services. For example, significant reductions in federal tax credits in 2011 for high efficiency systems negatively impacted our sales volume in our Residential Heating & Cooling segment that year. Future legislation or regulations regarding environmental matters, product certification, product liability, taxes and tax incentives may impact the results of each of our operating segments and our consolidated results.

Our Financial Performance Is Affected by the Conditions of the U.S. Construction Industry.

Our business is affected by the performance of the U.S. construction industry. Our sales in the residential and commercial new construction market correlate to the number of new homes and buildings that are built, which in turn is influenced by cyclical factors such as interest rates, inflation, availability of financing, consumer spending habits and confidence, employment rates and other macroeconomic factors over which we have no control. For the last several years, the U.S. housing industry has experienced a significant downturn, resulting in a decline in the demand for the products and services we sell into the residential new construction market. Although there have been recent signs of industry improvement, our sales may not improve correspondingly or such improvement may be limited or lower than expected.

Cooler than Normal Summers and Warmer than Normal Winters May Depress Our Sales.

Demand for our products and for our services is seasonal and strongly affected by the weather. Cooler than normal summers depress our sales of replacement air conditioning and refrigeration products and services, and warmer than normal winters have the same effect on our heating products and services.

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

Our inability to meet our customers' demand for our products could have a material adverse impact on our business, financial condition and results of operations.

We May Incur Substantial Costs as a Result of Warranty and Product Liability Claims Which Could Have an Adverse Effect on Our Results of Operations.

The development, manufacture, sale and use of our products involve risks of warranty and product liability claims. In some cases, we may incur liability claims for the installation and service of our products. Our product liability insurance policies have limits that, if exceeded, may result in substantial costs that would have an adverse effect on our results of operations. In addition, warranty claims are not covered by our product liability insurance and certain product liability claims may also not be covered by our product liability insurance.

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

We May Not be Able to Compete Favorably in the Highly Competitive HVACR Business.
Substantially all of the markets in which we operate are highly competitive. The most significant competitive factors we face are product reliability, product performance, service and price, with the relative importance of these factors varying among our product lines. Other factors that affect competition in the HVACR market include the development and application of new technologies, an increasing emphasis on the development of more efficient HVACR products and new product introductions. The establishment of manufacturing operations in low-cost countries could also provide cost advantages to existing and emerging competitors. Our competitors may have greater financial resources than we have, allowing them to invest in more extensive research and development and/or marketing activity. For example, the industry has recently experienced a shift to lower efficiency product, as well as an increase in unit sales versus full system sales. We may not be able to adapt to these market changes as effectively as our competitors. We may not be able to compete successfully against current and future competitors, and current and future competitive pressures may cause us to reduce our prices or lose market share, or could negatively affect our cash flow, all of which could have an adverse effect on our results of operations.

There Is No Guarantee That Our Efforts to Reduce Costs Will Be Successful.

As part of our strategic priorities of manufacturing and sourcing excellence and expense reduction, we are engaged in various manufacturing rationalization actions designed to lower our cost structure. For example, we are continuing to reorganize our North American distribution network in order to better serve our customers' needs by deploying parts and equipment inventory closer to them. We continue to rationalize and reorganize various support and administrative functions in order to reduce ongoing selling and administrative expenses. If we cannot successfully implement such restructuring strategies or other cost savings plans, we may not achieve our expected cost savings in the time anticipated, or at all. In such case, our results of operations and profitability may be negatively impaired, making us less competitive and potentially causing us to lose market share.

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
As of February 8, 2013, approximately 16.0% of our workforce was unionized. The results of future negotiations with these unions and the effects of any production interruptions or labor stoppages could have an adverse effect on our results of operations.
We are Subject to Litigation and Tax, Environmental and Other Regulations that Could Have an Adverse Effect on Our Results of Operations.

We are involved in various claims and lawsuits incidental to our business, including those involving product liability, labor relations, alleged exposure to asbestos-containing materials and environmental matters, some of which claim significant damages. Given the inherent uncertainty of litigation, we cannot be certain that existing litigation or any future adverse legal developments will not have a material adverse impact on our financial condition. In addition, we are subject to extensive and changing federal, state and local laws and regulations designed to protect the environment. These laws and regulations could impose liability for remediation costs and civil or criminal penalties in cases of non-compliance. Compliance with environmental laws increases our costs of doing business. Because these laws are subject to frequent change, we are unable to predict the future costs resulting from environmental compliance.

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

Our International Operations Subject Us to Risks Including Foreign Currency Fluctuations, Regulations and Other Risks.

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

In addition to the currency exchange risks inherent in operating in foreign countries, our international sales and operations, including our purchases of raw materials from international suppliers, are subject to risks associated with local government laws, regulations and policies, including those related to tariffs and trade barriers, investments, taxation, exchange controls, employment regulations and changes in laws and regulations. Our international sales and operations are also sensitive to changes in foreign national priorities, including government budgets, as well as to political and economic instability. International transactions may involve increased financial and legal risks due to differing legal systems and customs in foreign countries. The ability to manage these risks could be difficult and may limit our operations and make the manufacture and sale of our products internationally more difficult, which could negatively affect our business and results of operations.

Any Future Determination that a Significant Impairment of the Value of Our Goodwill Intangible Asset Occurred Could Have a Material Adverse Effect on Our Results of Operations.

As of December 31, 2012, we had goodwill of $223.8 million on our Consolidated Balance Sheet. Any future determination that an impairment of the value of goodwill occurred would require a write-down of the impaired portion of goodwill to fair value, which would reduce our assets and stockholders' equity and could have a material adverse effect on our results of operations.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following chart lists our principal domestic and international manufacturing, distribution and office facilities as of February 8, 2013 and indicates the business segment that uses such facilities, the approximate size of such facilities and whether such facilities are owned or leased. Also included in the chart are our large warehouses that hold a significant inventory balance.

Location	Segment	Type or Use of Facility	Approx. Sq. Ft.	Owned/Leased
			(In thousands)
Marshalltown, IA	Residential Heating & Cooling	Manufacturing & Distribution	1,300	Owned & Leased
Orangeburg, SC	Residential Heating & Cooling	Manufacturing & Distribution	750	Owned & Leased
Grenada, MS	Residential Heating & Cooling	Manufacturing & Distribution	400	Leased
Saltillo, Mexico	Residential Heating & Cooling	Manufacturing	330	Owned
Columbus, OH	Residential Heating & Cooling	Distribution	144	Leased
McDonough, GA	Residential Heating & Cooling	Distribution	254	Leased
Romeoville, IL	Residential Heating & Cooling	Distribution	312	Leased
Atlanta, GA	Residential & Commercial Heating & Cooling	Distribution	119	Leased
Brampton, Canada	Residential & Commercial Heating & Cooling	Distribution	129	Leased
Calgary, Canada	Residential & Commercial Heating & Cooling	Distribution	110	Leased
Kansas City, KS	Residential & Commercial Heating & Cooling	Distribution	115	Leased
Carrollton, TX	Residential & Commercial Heating & Cooling	Distribution	252	Leased
Eastvale, CA	Residential & Commercial Heating & Cooling	Distribution	377	Leased
Des Moines, IA	Residential & Commercial Heating & Cooling	Distribution	165	Leased
Middleton, PA	Residential & Commercial Heating & Cooling	Distribution	130	Leased
Stuttgart, AR	Commercial Heating & Cooling	Manufacturing	750	Owned
Norcross, GA	Commercial Heating & Cooling	Distribution	95	Leased
Longvic, France	Commercial Heating & Cooling	Manufacturing	133	Owned
Mions, France	Commercial Heating & Cooling	Manufacturing, Research & Development	129	Owned
Burgos, Spain	Commercial Heating & Cooling & Refrigeration	Manufacturing	140	Owned
Tifton, GA	Refrigeration	Manufacturing	570	Owned & Leased
Stone Mountain, GA	Refrigeration	Manufacturing & Business Unit Headquarters	120	Owned
Columbus, GA	Refrigeration	Manufacturing, Warehousing & Offices	550	Owned & Leased
Midland, GA	Refrigeration	Warehousing & Offices	138	Leased
Milperra, Australia	Refrigeration	Business Unit Headquarters & Distribution	415	Owned
Mt. Wellington, New Zealand	Refrigeration	Distribution & Offices	110	Owned
Genas, France	Refrigeration	Manufacturing, Distribution & Offices	190	Owned
San Jose dos Campos, Brazil	Refrigeration	Manufacturing, Warehousing & Offices	148	Owned
Krunkel, Germany	Refrigeration	Manufacturing, Distribution & Offices	52	Owned
Wuxi, China	Refrigeration	Manufacturing	142	Owned & Leased
Carrollton, TX	Corporate and other	Research & Development	294	Owned
Richardson, TX	Corporate and other	Corporate Headquarters	357	Owned & Leased

In addition to the properties described above, we lease numerous facilities in the U.S. for use as sales and service offices and district warehouses as well as additional facilities worldwide for use as sales and service offices and regional warehouses. We routinely evaluate our production facilities to ensure adequate capacity, effective cost structure, and consistency with our business strategy. We believe that our properties are in good condition, suitable and adequate for their present requirements and that our principal plants are generally adequate to meet our production needs.

Item 3. Legal Proceedings

We are involved in a number of claims and lawsuits incident to the operation of our businesses. Insurance coverages are maintained and estimated costs are recorded for such claims and lawsuits. It is management's opinion that none of these claims or lawsuits will have a material adverse effect on our financial position, results of operations or cash flows. Costs related to such matters were not material to the periods presented.

Item 4. Mine Safety Disclosures

Not applicable.
PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price for Common Stock

Our common stock is listed for trading on the New York Stock Exchange under the symbol “LII.” The high and low sales prices for our common stock for each quarterly period during 2012 and 2011 were as follows:

	Price Range per Common Share
	2012		2011
	High	Low	High	Low
First Quarter	$42.81	$33.81	$52.90	$46.70
Second Quarter	46.78	36.77	54.10	42.31
Third Quarter	51.30	41.70	44.36	24.37
Fourth Quarter	54.20	44.97	35.20	24.52

Dividends

During 2012 and 2011, we declared quarterly cash dividends as set forth below:

	Dividends per Common Share
	2012	2011
First Quarter	$0.18	$0.18
Second Quarter	0.18	0.18
Third Quarter	0.20	0.18
Fourth Quarter	0.20	0.18
Fiscal Year	$0.76	$0.72

The amount and timing of dividend payments are determined by our Board of Directors and subject to certain restrictions under our domestic revolving credit facility. As of the close of business on February 8, 2013, approximately 950 holders of record held our common stock.

Comparison of Total Stockholder Return

The following performance graph compares our cumulative total returns with the cumulative total returns of the Standards & Poor's Midcap 400 Index, a broad index of mid-size U.S. companies of which the Company is a part, and a peer group of U.S. industrial manufacturing and service companies in the heating, ventilation, air conditioning and refrigeration businesses from December 31, 2007 through December 31, 2012. The graph assumes that $100 was invested on December 31, 2007, with dividends reinvested. Peer group returns are weighted by market capitalization. Our peer group includes AAON, Inc., Ingersoll-Rand plc, Comfort Systems USA, Inc., United Technologies Corporation, Johnson Controls Inc., and Watsco, Inc.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2012
160.00
140.00
120.00
100.00
80.00
60.00
40.00
20.00
0.00
2007
2008
2009
2010
2011
2012
Lennox International, Inc.
S&P Midcap 400 Index
Peer Group

This performance graph and other information furnished under this Part II Item 5(a) of this Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act.

Our Purchases of LII Equity Securities

In June 2008, our Board of Directors approved a $300 million share repurchase plan, with no stated expiration date, authorizing the repurchase of shares of our common stock through open market purchases (the “2008 Share Repurchase Plan”). In December 2011, our Board of Directors increased the authorized amount of shares that could be repurchased under the 2008 Share Repurchase Plan by $100 million to $400 million. As of December 31, 2012, $71.2 million of shares may yet be purchased under this plan.

In December 2012, our Board of Directors approved a $300 million share repurchase plan, with no stated expiration date, authorizing the repurchase of shares of our common stock through open market purchases (the "2012 Share Repurchase Plan"). As of December 31, 2012, no shares were repurchased under this plan.

In the fourth quarter of 2012, we purchased shares of our common stock as follows:

	Total Number of Shares Purchased (1)	Average Price Paid per Share (including fees)	Total Number of Shares Purchased As Part of Publicly Announced Plans	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans (in millions)
October 1 through October 31	3,625	$50.03	—	$86.3
November 1 through November 30	283,778	51.52	251,170	73.4
December 1 through December 31	90,230	51.85	41,149	371.2
	377,633		292,319

(1) This column reflects the purchase of 292,319 shares under the 2008 Share Repurchase Plan and the surrender to LII of 85,314 shares of common stock to satisfy tax-withholding obligations in connection with the vesting of restricted stock units and performance share units.

See Note 14 in the Notes to the Consolidated Financial Statements for "Securities authorized for issuance under equity compensation plans."

Item 6. Selected Financial Data

The table below presents selected financial data for the five years ended December 31, 2012 (in millions, except per share data):

	For the Years Ended December 31,
	2012	2011	2010	2009	2008
Statements of Operations Data:
Net Sales	$2,949.4	$2,840.9	$2,585.2	$2,377.6	$2,866.6
Operational Income From Continuing Operations	219.1	184.4	204.5	122.6	219.7
Income From Continuing Operations	135.0	111.5	125.9	70.0	124.9
Net Income	90.0	88.3	116.2	51.1	122.8
Basic Earnings Per Share From Continuing Operations	2.66	2.12	2.31	1.26	2.20
Diluted Earnings Per Share From Continuing Operations	2.63	2.09	2.26	1.24	2.14
Dividends Declared Per Share	0.76	0.72	0.60	0.56	0.56

Other Data:
Capital Expenditures(1)	$50.2	$41.4	$43.1	$57.4	$59.8
Research and Development Expenses(1)	49.5	47.0	46.4	45.5	42.3

Balance Sheet Data at Period End:
Total Assets	$1,691.9	$1,705.7	$1,692.0	$1,543.9	$1,659.5
Total Debt	386.6	465.1	319.0	231.5	420.4
Stockholders' Equity	496.8	467.8	589.7	604.4	458.6

(1) Amounts exclude capital expenditures and research and development expenses related to discontinued operations.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the other sections of this report, including the consolidated financial statements and related notes contained in Item 8 of this Annual Report on Form 10-K.

Overview

We operate in three reportable business segments of the heating, ventilation, air conditioning and refrigeration (“HVACR”) industry. Our reportable segments are Residential Heating & Cooling, Commercial Heating & Cooling, and Refrigeration. For more detailed information regarding our reportable segments, see Note 19 in the Notes to Consolidated Financial Statements.

Our products and services are sold through a combination of direct sales, distributors and company-owned parts and supplies stores. The demand for our products and services is seasonal and significantly impacted by the weather. Warmer than normal summer temperatures generate strong demand for replacement air conditioning and refrigeration products and services and colder than normal winter temperatures have a similar effect on heating products and services. Conversely, cooler than normal summers and warmer than normal winters depress the demand for HVACR products and services. In addition to weather, demand for our products and services is influenced by national and regional economic and demographic factors, such as interest rates, the availability of financing, regional population and employment trends, new construction, general economic conditions and consumer spending habits and confidence. A substantial portion of the sales in each of our business segments is attributable to replacement business, with the balance comprised of new construction business.

The principal elements of cost of goods sold in our manufacturing operations are components, raw materials, factory overhead, labor and estimated costs of warranty expense. The principal raw materials used in our manufacturing processes are steel, copper and aluminum. In recent years, pricing volatility for these commodities and related components have impacted us and the HVACR industry in general. We seek to mitigate the impact of higher commodity prices through a combination of price increases, commodity contracts, improved production efficiency and cost reduction initiatives. We also partially mitigate volatility in the prices of these commodities by entering into futures contracts and fixed forward contracts.

In 2012, our Residential Heating & Cooling segment led our overall operational improvement with a 9% increase in net sales and $15 million in increased segment profit compared to 2011. The primary growth drivers for this segment can be attributed to industry growth and market share gains in our new construction and replacement businesses during the year. Our Commercial Heating & Cooling segment also performed well in 2012 with a 1% increase in net sales, or 3% increase when excluding a 2%

unfavorable foreign currency impact, and $12 million in increased segment profit compared to 2011. This segment's profits were up largely due to improved product profit margins that were driven by volume increases, favorable price and mix and productivity initiatives. Sales in our Refrigeration segment were down 2% compared to 2011, or flat when excluding a 2% unfavorable currency impact. However, this segment's profit increased $4 million compared to 2011 from improved product profit margins that were driven primarily by favorable price and mix.

Overall, our product profit margins improved due to volume increases, primarily in our Residential Heating & Cooling segment, as well as favorable commodity pricing on raw materials and other material cost savings. We continue to manage our pricing structure by utilizing a combination of commodity hedging practices and controllable cost management practices through manufacturing, sourcing and engineering initiatives designed to reduce our product costs.

In September 2012, the Company announced the planned sale of its Service Experts business. The Service Experts business had previously been reported within the Company’s Service Experts segment along with a commercial service business called Lennox National Account Services (NAS). Beginning in the third quarter of 2012, the Service Experts business was included in discontinued operations, NAS was included in the Company's Commercial Heating & Cooling segment, and the Service Experts reportable segment was eliminated. Results for all periods have been revised to conform with this new presentation.

In April 2012, the Company sold its Hearth business to Comvest Investment Partners IV in an all cash transaction for $10.1 million in net proceeds, which excludes the transaction costs and cash transferred with the business. The loss on sale and the operating results for the Hearth business are presented as discontinued operations.

Company Highlights

•
Net sales increased approximately $109 million, or 4%, from $2,841 million in 2011 to $2,949 million in 2012. Excluding the impact from unfavorable foreign currency exchange rates, net sales increased 5%.

•
Operational income from continuing operations for 2012 was $219 million compared to $184 million for 2011. The increase was primarily due to higher volumes, higher margins from material cost savings and a reduction in restructuring costs as cost saving initiatives wind down.

•	Net income for 2012 was $90 million compared to $88 million in 2011.

•	Diluted earnings per share from continuing operations were $2.63 per share in 2012 compared to $2.09 per share in 2011.

•	We generated $221 million of cash flow from operating activities in 2012 compared to $76 million in 2011.

•	In 2012, we returned $50 million to shareholders through share repurchases and $48 million through dividend payments.

Results of Operations

The following table provides a summary of our financial results, including information presented as a percentage of net sales (dollars in millions):

	For the Years Ended December 31,
	2012		2011		2010
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Net sales	$2,949.4	100.0%	$2,840.9	100.0%	$2,585.2	100.0%
Cost of goods sold	2,227.1	75.5%	2,171.0	76.4%	1,884.0	72.9%
Gross profit	722.3	24.5%	669.9	23.6%	701.2	27.1%
Selling, general and administrative expenses	507.0	17.2%	476.9	16.8%	492.0	19.0%
Losses and other expenses, net	2.5	0.1%	5.7	0.2%	3.4	0.1%
Restructuring charges	4.2	0.1%	12.5	0.4%	11.4	0.4%
Income from equity method investments	(10.5)	(0.4)%	(9.6)	(0.3)%	(10.1)	(0.4)%
Operational income from continuing operations	$219.1	7.4%	$184.4	6.5%	$204.5	7.9%
Loss from discontinued operations	(45.0)	(1.5)%	(23.2)	(0.8)%	(9.7)	(0.4)%
Net income	$90.0	3.1%	$88.3	3.1%	$116.2	4.5%

The following table sets forth net sales by geographic market (dollars in millions):

	For the Years Ended December 31,
	2012		2011		2010
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Geographic Market:
U.S.	$2,147.2	72.8%	$2,018.1	71.0%	$1,866.4	72.2%
Canada	226.7	7.7	219.2	7.8	214.5	8.3
International	575.5	19.5	603.6	21.2	504.3	19.5
Total net sales	$2,949.4	100.0%	$2,840.9	100.0%	$2,585.2	100.0%

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011 - Consolidated Results

Net Sales

Net sales increased 4% in 2012 compared to 2011, or increased by 5% when excluding the 1% unfavorable impact from changes in foreign currency exchange rates. Our sales volume was up 5% and price and mix were flat from the comparable period. The increase in volume was driven by our Residential Heating & Cooling and Commercial Heating & Cooling segments capturing additional replacement and new construction business. Increases in price and mix at our Commercial Heating & Cooling and Refrigeration segments were largely offset by a decrease in price and mix at our Residential Heating & Cooling segments.

Gross Profit

Gross profit margins improved 90 basis points to 24.5% in 2012 compared to 23.6% in 2011. Improved price and mix contributed 50 basis points to profit margin and improved commodity and non-commodity material costs contributed a collective 90 basis points over 2011. Partially offsetting these increases were 50 basis points of higher freight and distribution costs.

Selling, General and Administrative Expenses

Selling, General & Administrative (“SG&A”) expenses increased by $30 million in 2012 compared to 2011, and as a percentage of net sales, SG&A expenses increased 40 basis points from 16.8% in 2011 to 17.2% in 2012. The increase in SG&A expenses was principally due to higher incentive compensation due to overall improved operating results in 2012.

Losses and Other Expenses, Net

Losses and other expenses, net for 2012 and 2011 included the following (in millions):

	For the Years Ended December 31,
	2012	2011
Realized losses (gains) on settled futures contracts	$1.5	$(0.1)
Foreign currency exchange losses	0.8	1.4
Loss (gain) on disposal of fixed assets	0.4	(0.8)
Net change in unrealized losses (gains) on unsettled futures contracts	(2.2)	3.8
Acquisition expenses	0.1	1.0
Special legal contingency charge	1.2	—
Other items, net	0.7	0.4
Losses and other expenses, net	$2.5	$5.7

The change in realized gains and losses on settled futures contracts in 2012 was attributable to decreases in commodity prices relative to our futures contract prices. Conversely, the change in unrealized gains on unsettled futures contracts was primarily due to higher commodity prices relative to the futures contract prices. For more information on our derivatives, see Note 9 in the Notes to the Consolidated Financial Statements. The special legal contingency charge in 2012 relates primarily to ongoing patent litigation. Refer to Note 11 in the Notes to the Consolidated Financial Statements for more information on this litigation.

Restructuring Charges

Restructuring charges were $4 million in 2012 compared to $13 million in 2011. We did not initiate any new large projects in 2012 and the charges during the year related primarily to our Regional Distribution Network project. The restructuring charges in 2011 were primarily from corporate restructuring charges that included the termination of our corporate airplane lease, closure of our aviation department, and reorganization of certain support functions. Refer to Note 16 in the Notes to the Consolidated Financial Statements for more information.

Income from Equity Method Investments

Investments over which we do not exercise control but have significant influence are accounted for using the equity method of accounting. Income from equity method investments increased slightly to $11 million in 2012 compared to $10 million in 2011 primarily due to improved operational performance from our joint ventures.

Interest Expense, net

Interest expense, net of $17 million in 2012 was flat compared to 2011. Similarly, our weighted average interest rates and weighted average borrowings were relatively flat.

Income Taxes

The income tax provision was $67 million in 2012 compared to $56 million in 2011 and the effective tax rate was 33.1% for 2012 compared to 33.4% for 2011. Our effective rates differ from the statutory federal rate of 35% for certain items, such as tax credits, state and local taxes, non-deductible expenses, foreign taxes at rates other than 35% and other permanent tax differences.

Loss from Discontinued Operations

The loss from discontinued operations relates to the Service Experts business, which we announced plans to sell in September 2012, and the Hearth business, which we sold in April 2012. The Service Experts business had a pre-tax loss of $51 million in 2012 compared to a pre-tax loss of $11 million in 2011. The pre-tax loss from discontinued operations in 2012 included operating losses of $28 million, goodwill impairment of $21 million, and $2 million of restructuring and other expenses. The pre-tax loss in 2011 included operating losses of $7 million and restructuring expenses of $4 million.

The Hearth business had a pre-tax loss in discontinued operations of $14 million in 2012 compared to a pre-tax loss of $26 million in 2011. The pre-tax loss in 2012 included $3 million of operating losses, a $6 million charge to write down the related assets to their fair value, a $6 million pension settlement charge for the realization of pension losses related to the transfer of a pension obligation to the buyer, a $1 million loss on the sale of the business, $2 million of other expenses and a $4 million gain for the realization of foreign currency translation adjustments. The pre-tax loss in 2011 included operating losses of $12 million and goodwill and long-lived asset impairments of $7 million each.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011 - Results by Segment

Residential Heating & Cooling

The following table details our Residential Heating & Cooling segment's net sales and profit for 2012 and 2011 (dollars in millions):

	Years Ended December 31,
	2012	2011	Difference	% Change
Net sales	$1,375.8	$1,259.5	$116.3	9.2%
Profit	$102.9	$87.6	$15.3	17.5%
% of net sales	7.5%	7.0%

Residential Heating & Cooling net sales increased by 9% in 2012 compared to 2011. Sales volumes increased by 11% in 2012 and were partially offset by lower sales mix of 2%. The increase in sales volumes was attributable to industry growth and market share gains in our new construction and replacement businesses during the year. Sales mix was negatively affected by the growth in the new construction business, which generally trends towards lower efficiency products.

Segment profit for 2012 increased $15 million due to $40 million in higher sales volumes, $16 million in material cost savings and $4 million in favorable pricing. Partially offsetting these increases were $25 million in unfavorable mix, $13 million in higher SG&A costs due primarily to higher incentive compensation from improved operating results in 2012, and higher freight and distribution expenses of $7 million due to continued investment in distribution initiatives.

Commercial Heating & Cooling

The following table details our Commercial Heating & Cooling segment's net sales and profit for 2012 and 2011 (dollars in millions):

	Years Ended December 31,
	2012	2011	Difference	% Change
Net sales	$785.4	$776.2	$9.2	1.2%
Profit	$99.5	$87.6	$11.9	13.6%
% of net sales	12.7%	11.3%

Commercial Heating & Cooling net sales increased 1% in 2012 compared to 2011, or increased 3% when excluding the 2% unfavorable impact from foreign currency exchange rates. Sales volumes increased 2% and price and mix increased by 1%. Sales volume growth was somewhat muted during the second half of 2012 as certain customers slowed order rates due to broad economic uncertainties.

Segment profit in 2012 increased $12 million compared to 2011, with increases of $5 million for higher sales volumes, $11 million for favorable price and mix and $5 million for productivity initiatives. Partially offsetting these increases were $5 million in higher SG&A expenses due primarily to higher incentive compensation and higher freight and distribution expenses of $4 million.

Refrigeration

The following table details our Refrigeration segment's net sales and profit for 2012 and 2011 (dollars in millions):

	Years Ended December 31,
	2012	2011	Difference	% Change
Net sales	$788.2	$805.2	$(17.0)	(2.1)%
Profit	$81.9	$77.5	$4.4	5.7%
% of net sales	10.4%	9.6%

Net sales decreased by 2% in 2012 compared to 2011, or were flat excluding the 2% unfavorable impact from foreign currency exchange rates. Price and mix improvements of approximately 3% were offset by volume declines of 3%. Sales volumes were challenged in the second half of 2012 as we experienced some slowing in our European refrigeration markets as well as some customers pushing out orders due to broad economic uncertainties.

Segment profit for 2012 increased $4 million over 2011, with increases of $14 million from growth in our distribution business in Australia and overall favorable price and mix, and increases of approximately $5 million in material and other cost savings. Partially offsetting these increases were volume declines of $4 million, higher freight and distribution costs of $2 million, and higher SG&A expenses of $9 million due primarily to higher incentive compensation.

Corporate and Other

Corporate and other expenses increased $5 million to $60 million in 2012 from $55 million in 2011. The increase was driven by a $12 million increase in incentive compensation due to improved overall operating results that was partially offset by a $7 million reduction in self-insurance costs.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010 - Consolidated Results

Net Sales

Net sales increased 10% in 2011 as compared to 2010. Excluding the impact of the Kysor/Warren acquisition in January 2011, our net sales were up 2%. Our price and mix were up 1% while sales volume was down 1%. The decline in volume was predominantly in our Residential Heating & Cooling segment, partially offset by volume growth in our Commercial Heating & Cooling segment. Changes in foreign currency exchange rates favorably impacted net sales by 2%. Excluding the favorable impacts of the Kysor/Warren acquisition and foreign currency exchange rates, our net sales were flat compared to 2010.

Gross Profit

Gross profit margins declined $31 million, or 350 basis points, from 27.1% in 2010 to 23.6% in 2011. The unfavorable impact of higher commodity costs for raw material and components contributed approximately 160 basis points to the decline, and freight and distribution costs contributed another 70 basis points to the decline. Price and mix were neutral to gross profit as our price increases in 2011 offset the margin declines in product mix. Additionally, the Kysor/Warren acquisition has negatively impacted our gross profit margin by approximately 120 basis points in 2011 due to lower margins for this business as compared to our other Refrigeration businesses.

Selling, General and Administrative Expenses

SG&A expenses decreased by $15 million in 2011 compared to 2010. As a percentage of sales, SG&A expenses declined from 19% in 2010 to 17% in 2011. Excluding the Kysor/Warren acquisition, the decrease in SG&A expenses was principally due to a $24 million decline in variable compensation as well as $9 million from general cost control initiatives.

Losses and Other Expenses, Net

Losses and other expenses, net for 2011 and 2010 included the following (in millions):

	For the Years Ended December 31,
	2011	2010
Realized gains on settled futures contracts	$(0.1)	$(1.5)
Foreign currency exchange losses	1.4	0.5
Loss (gain) on disposal of fixed assets	(0.8)	0.1
Net change in unrealized losses (gains) on unsettled futures contracts	3.8	(0.6)
Acquisition expenses	1.0	4.9
Special legal contingency charge	—	—
Other items, net	0.4	—
Losses and other expenses, net	$5.7	$3.4

The changes in realized and unrealized gains and losses on futures contracts in 2011 were attributable to decreases in commodity prices relative to our futures contract prices. For more information on our derivatives, see Note 9 in the Notes to the Consolidated Financial Statements. Acquisition expenses in 2010 and 2011 primarily relate to the Kysor/Warren acquisition. Refer to Note 3 in Notes to the Consolidated Financial Statements for more information on the acquisition.

Restructuring Charges

Restructuring charges were $13 million in 2011 compared to $11 million in 2010. The charges in 2011 relate primarily to corporate restructuring including the termination of our corporate airplane lease, closure of our aviation department, and reorganization of certain support functions initiated in the third quarter of 2011. The restructuring charges in 2010 were primarily related to the exit of the contract coil and OEM coil manufacturing operations in Australia and the consolidation of our Parets, Spain manufacturing facility into our Genas, France facility in the Refrigeration segment. Additionally, 2010 charges included the relocation of a research and development facility and administrative offices from California to Tennessee in our Residential Heating & Cooling segment. The remaining restructuring charges from 2010 were minor charges from various open projects initiated in 2010 and prior years. Refer to Note 16 in the Notes to the Consolidated Financial Statements for more information.

Income from Equity Method Investments

Investments over which we do not exercise control but have significant influence are accounted for using the equity method of accounting. Income from equity method investments of $10 million in 2011 was flat compared to 2010.

Interest Expense, net

Interest expense, net increased to $17 million in 2011 compared to $13 million in 2010. The increase in interest expense was primarily attributable to higher debt levels resulting from the Kysor/Warren acquisition as well as the issuance of $200 million in senior unsecured notes in May 2010 with a higher interest rate than our domestic revolving credit facility.

Income Taxes

The income tax provision was $56 million in 2011 as compared to $65 million in 2010. The effective tax rate was 33.4% for 2011 as compared to 34.0% for 2010. Our effective rates differ from the statutory federal rate of 35% for certain items, such as state and local taxes, non-deductible expenses, foreign taxes at rates other than 35% and other permanent tax differences.

Discontinued Operations

The loss from discontinued operations relates to the Service Experts business, which we announced plans to sell in September 2012, and the Hearth business, which we sold in April 2012. The Service Experts business had a pre-tax loss of $11 million in 2011 compared to pre-tax income of $3 million in 2010. The pre-tax loss in 2011 included operating losses of $7 million and restructuring expenses of $4 million. The pre-tax income in 2010 was generated primarily from operations.

The Hearth business had a pre-tax loss in discontinued operations of $26 million in 2011 compared to a pre-tax loss of $25 million in 2010. The pre-tax loss in 2011 included $12 million of operating losses, and goodwill and long-lived asset impairments of $7 million each. The pre-tax loss in 2010 related primarily to operating losses.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010 - Results by Segment

Residential Heating & Cooling

The following table details our Residential Heating & Cooling segment's net sales and profit for 2011 and 2010 (dollars in millions):

	Years Ended December 31,
	2011	2010	Difference	% Change
Net sales	$1,259.5	$1,338.5	$(79.0)	(5.9)%
Profit	$87.6	$146.8	$(59.2)	(40.3)%
% of net sales	7.0%	11.0%

Net sales declined by 6% in 2011 compared to 2010. Sales volumes were down 5% and price and mix were down 1%. This segment's volumes and mix were negatively affected by consumers moving to lower efficiency unit purchases from high efficiency system replacements, driven by a significant reduction in the federal tax credits in 2011, the availability of R22 refrigerant outdoor condensing units and overall economic and consumer weakness.

Segment profit decreased $59 million due to $31 million in increased commodity costs from both raw materials and components with our component cost commodity increases partially offset by material cost savings, $20 million in lower volumes, $15 million in higher freight and distribution costs, $13 million in unfavorable price and mix and $4 million in unfavorable warranty adjustment. A $24 million decline in SG&A expenses partially offset the decreases in segment profit. The decline in SG&A expenses was primarily due to lower variable compensation and general cost control.

Commercial Heating & Cooling

The following table details our Commercial Heating & Cooling segment's net sales and profit for 2011 and 2010 (dollars in millions):

	Years Ended December 31,
	2011	2010	Difference	% Change
Net sales	$776.2	$695.8	$80.4	11.6%
Profit	$87.6	$77.8	$9.8	12.6%
% of net sales	11.3%	11.2%

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

Segment profit in 2011 increased $10 million from 2010 as a result of the impact of higher sales volume by $11 million, positive price and mix by $11 million, and $5 million from productivity initiatives. Partially offsetting these increases were $17 million in increased material costs from both raw materials and components with our component cost commodity increases partially offset by material cost savings.

Refrigeration

The following table details our Refrigeration segment's net sales and profit for 2011 and 2010 (dollars in millions):

	Years Ended December 31,
	2011	2010	Difference	% Change
Net sales	$805.2	$550.9	$254.3	46.2%
Profit	$77.5	$61.4	$16.1	26.2%
% of net sales	9.6%	11.1%

Net sales, excluding Kysor/Warren, increased 7% due to higher price and mix of 2% and favorable foreign currency exchange rates of 5%. They Kysor/Warren acquisition contributed 39% to the increase in sales.

Segment profit increased $16 million primarily due to a $15 million positive impact from price and mix, $2 million in favorable foreign currency exchange rates and a $5 million decline in SG&A expenses. Partially offsetting these increases were declines of $4 million from increased commodity costs from both raw materials and components with our component cost commodity increases more than offset by material cost savings, a $3 million decline in volume, and $2 million in higher freight and distribution charges. The remaining segment profit increase was related to the Kysor/Warren acquisition.

Corporate and Other

Corporate and other expenses were $55 million in 2011, down from $66 million in 2010. The decrease was primarily driven by a $12 million decline in compensation expense, primarily incentive compensation, for 2011.

Accounting for Futures Contracts

Realized gains and losses on settled futures contracts are a component of segment profit (loss). Unrealized gains and losses on open futures contracts are excluded from segment profit (loss) as they are subject to changes in fair value until their settlement date. Both realized and unrealized gains and losses on futures contracts are a component of Losses (gains) and other expenses, net in the accompanying Consolidated Statements of Operations. See Note 9 to Consolidated Financial Statements for more information on our derivatives and Note 19 for more information on our segments and a reconciliation of segment profit to net income.

Liquidity and Capital Resources

Our working capital and capital expenditure requirements are generally met through internally generated funds, bank lines of credit and an asset securitization arrangement. Working capital needs are generally greater in the first and second quarters due to the seasonal nature of our business cycle.

Statement of Cash Flows

The following table summarizes our cash flow activity for the years ended 2012, 2011 and 2010 (in millions):

	2012	2011	2010
Net cash provided by operating activities	$221.4	$76.2	$185.8
Net cash used in investing activities	(40.4)	(177.8)	(61.4)
Net cash used in financing activities	(180.1)	(11.9)	(93.5)

Net Cash Provided by Operating Activities. Net cash provided by operating activities increased $145 million to $221 million in 2012 compared to $76 million in 2011. This increase was primarily attributable to higher income from continuing operations, an increase in accrued expenses and a reduction in working capital requirements. The increase in accrued expenses was due primarily to higher incentive compensation as a result of improved overall operating results and the majority of the reduction in working capital in 2012 was related to a rise in accounts payable due to the timing of payments. Also, contributions to pension plans in 2012 were $29 million compared to $13 million in 2011.

Net Cash Used in Investing Activities. Capital expenditures were $50 million, $41 million and $43 million in 2012, 2011 and 2010, respectively. Capital expenditures in 2012 were primarily investments in our distribution network, investments in systems and software to support the overall enterprise, and investments for manufacturing and sourcing excellence.

Net cash used in investing activities for 2012 also included $10 million in net proceeds from the sale of the Hearth business. Net cash used in investing activities for 2011 included $143 million used for the acquisition of the Kysor/Warren business from The Manitowoc Company and $4 million for the acquisition of a commercial services business in our Commercial Heating & Cooling segment.

Net Cash Used in Financing Activities. Net cash used in financing activities increased to $180 million in 2012 primarily due to a reduction in net borrowings. The net borrowings were higher in 2011 to support the Kysor/Warren acquisition. Also, we made $11 million more in dividend payments in 2012 compared to 2011. Additionally, we used $50 million in 2012 to acquire 1.1 million shares of stock under our share repurchase plans compared to purchases of $120 million for 3.2 million shares of stock in 2011.

Debt Position and Financial Leverage

The following table details our lines of credit and financing arrangements as of December 31, 2012 (in millions):

	Maximum Capacity	Outstanding Borrowings	Available for Future Borrowings
Short-Term Debt:
Foreign Obligations	$26.7	$4.9	$21.8
Asset Securitization Program (1)	160.0	30.0	130.0
Total short-term debt	186.7	34.9	151.8
Current Maturities:
Capital lease obligations	0.7	0.7	—
Long-Term Debt:
Capital lease obligations	16.0	16.0	—
Domestic revolving credit facility (2)	650.0	135.0	465.1
Senior unsecured notes	200.0	200.0	—
Total long-term debt	866.0	351.0	465.1
Total debt	$1,053.4	$386.6	$616.9

(1)	The maximum capacity under the Asset Securitization program (“ASP”) is the lesser of $160.0 million or 100% of the net pool balance less reserves, as defined under the ASP.

(2)
The available future borrowings on our domestic revolving credit facility are reduced by $49.9 million in outstanding standby letters of credit. We had an additional $20.0 million in standby letters of credit with other banks.

As our peak season arrives, we typically pay down debt. We believe our available future borrowings combined with our cash of $52 million and future cash from operations are sufficient to fund our operations, planned capital expenditures, future contractual obligations, share repurchases, anticipated dividends and other needs in the foreseeable future. Our expected capital expenditures for 2013 are $60 million. Also, we expect to make approximately $5 million in contributions to our U.S. defined benefit plan in 2013.

Our debt-to-total-capital ratio decreased to 43.8% at December 31, 2012 compared to 49.9% at December 31, 2011. The decrease in the ratio in 2012 is due to the reduction in our net borrowings, as noted above, as well as an increase in retained earnings primarily related to higher net income, partially offset by additional share repurchases. We evaluate our debt-to-capital ratio as well as our debt-to-EBITDA ratio in order to determine the appropriate targets for share repurchases under our share repurchase programs. Our senior credit ratings were investment grade as of December 31, 2012 and our goal is to retain these ratings.

Included in our cash and cash equivalents of $52 million as of December 31, 2012 was $37 million of cash held in foreign locations. Our cash in foreign locations is used for investing and operating activities in those locations, and we currently do not have the need or intent to repatriate those funds to the United States. If we were to repatriate this cash, we would be required to accrue and to pay taxes in the United States for the amounts that were repatriated.

We periodically review our capital structure, including our primary bank facility, to ensure adequate liquidity. In November 2012, we amended the Receivables Purchase Agreement, or Asset Securitization Program ("ASP"), increasing the maximum securitization amount from $150.0 million to $160.0 million and extending the term of the ASP to November 15, 2013. Also, in March 2012, the parties involved with the ASP agreed to remove Lennox Hearth Products LLC from the program. Any receivables originated by Lennox Hearth Products LLC that remained outstanding as of that date were repurchased by us. We also periodically consider various other financing alternatives and may, from time to time, seek to take advantage of favorable interest rate environments or other market conditions, which may include accessing the capital markets.

On September 20, 2012, our Board of Directors approved an 11% increase in our quarterly dividend on common stock from $0.18 to $0.20 per share effective with the October 2012 dividend payment. Dividend payments were $48 million in 2012 compared to $37 million in 2011, with the increase due primarily to the timing of payments of declared dividends. Four quarterly dividends were declared in 2011 and 2012, whereas five quarterly dividends were paid in 2012 compared to four in 2011. We also continue to increase shareholder value through our share repurchase programs. In December 2011, our Board of Directors increased the 2008 Share Repurchase Program by $100 million. Under the 2008 Share Repurchase Program, we returned $50 million to our investors through share repurchases with another $71 million of repurchases still available under the program. Also, in December 2012, our Board of Directors approved a new $300 million share repurchase program. We are targeting approximately $100 million in share repurchases in 2013 under the existing share repurchase programs.

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

Each of our major debt agreements contains provisions by which a default under one agreement causes a default in the others (a cross default). If a cross default under the credit facility, our senior unsecured notes, or our ASP were to occur, it could have a wider impact on our liquidity than might otherwise occur from a default of a single debt instrument or lease commitment.

If any event of default occurs and is continuing, lenders with a majority of the aggregate commitments may require the administrative agent to terminate our right to borrow under our credit facility and accelerate amounts due under our credit facility (except for a bankruptcy event of default, in which case such amounts will automatically become due and payable and the lenders' commitments will automatically terminate). As of December 31, 2012, we were in compliance with all covenant requirements.

In the event of a credit rating downgrade below investment grade resulting from a change of control, holders of our senior unsecured notes will have the right to require us to repurchase all or a portion of the senior unsecured notes at a repurchase price equal to 101% of the principal amount of the notes repurchased, plus accrued and unpaid interest, if any. The notes are guaranteed, on a senior unsecured basis, by each of our domestic subsidiaries that guarantee payment by us of any indebtedness under our credit facility. The indenture governing the notes contains covenants that, among other things, limit our ability and the ability of the subsidiary guarantors to: create or incur certain liens; enter into certain sale and leaseback transactions; enter into certain mergers, consolidations and transfers of substantially all of our assets; and transfer certain properties. The indenture also contains a cross default provision which is triggered if we default on other debt of at least $75 million in principal which is then accelerated, and such acceleration is not rescinded within 30 days of the notice date.

During the third quarter of 2008, we amended the lease agreement for our corporate headquarters.  While the same party continues to be the lessor under the lease, the amendment, among other things, replaced the debt participant and moderately increased the rent payments.  The amendment also provides for financial covenants consistent with our credit agreement and we are in compliance with these financial covenants as of December 31, 2012.  The lease is accounted for as an operating lease.

In 2008, we expanded our Tifton, Georgia manufacturing facility using the proceeds from Industrial Development Bonds (“IDBs”). We entered into a lease agreement with the owner of the property and the issuer of the IDBs, and through our lease payments fund the interest payments to investors in the IDBs. We also guaranteed the repayment of the IDBs and entered into letters of credit totaling $14.5 million to fund a potential repurchase of the IDBs in the event investors exercised their right to tender the IDBs to the Trustee. As of December 31, 2012 and 2011, we recorded a long-term capital lease obligation of $14.3 million related to these transactions.

Off Balance Sheet Arrangements

In addition to the credit facilities and promissory notes described above, we also lease real estate and machinery and equipment pursuant to operating leases that are not capitalized on the balance sheet, including high-turnover equipment such as autos and service vehicles and short-lived equipment such as personal computers. Rent expense for these leases was $68 million, $70 million, and $64 million in 2012, 2011, and 2010, respectively. Refer to Notes 11 and 23 of the Notes to the Consolidated Financial Statements for more information on our lease commitments and rent expense.

Contractual Obligations

Summarized below are our contractual obligations as of December 31, 2012 and their expected impact on our liquidity and cash flows in future periods (in millions):

	Payments Due by Period
	Total	1 Year or Less	2 - 3 Years	4 - 5 Years	After 5 Years
Total long-term debt obligations(1)	$386.6	$35.6	$1.7	$335.0	$14.3
Estimated interest payments on debt obligations	51.2	12.0	23.7	15.0	0.5
Operating leases(2)	163.8	52.8	62.1	30.8	18.1
Uncertain tax positions(3)	0.7	0.4	0.3	—	—
Purchase obligations(4)	31.7	31.7	—	—	—
Total contractual obligations	$634.0	$132.5	$87.8	$380.8	$32.9

(1) Contractual obligations related to capital leases are included as part of long-term debt.
(2) Approximately $25.9 million of operating lease obligations relate to discontinued operations.
(3) The liability for uncertain tax positions includes interest and penalties.
(4) Purchase obligations consist of aluminum commitments and inventory that is part of our third party logistics programs.

The above table does not include retirement, post-retirement and warranty liabilities because it is not certain when these liabilities will be funded. However, as noted above, we expect to pay approximately $5 million in contributions to our U.S. defined benefit plan in 2013. For additional information regarding our contractual obligations, see Notes 10, 11 and 12 of the Notes to the Consolidated Financial Statements. See Note 13 of the Notes to the Consolidated Financial Statements for more information on our retirement and post-retirement liabilities.

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

Level 3 -
Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable inputs that reflect the reporting entity's own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

Fair Value Techniques

General. Our valuation techniques are applied to all of the assets and liabilities carried at fair value. Where available, the fair values are based upon quoted prices in active markets. However, if quoted prices are not available, then the fair values are based upon quoted prices for similar assets or liabilities or independently sourced market parameters, such as credit default swap spreads, yield curves, reported trades, broker/dealer quotes, interest rates and benchmark securities. For assets and liabilities with a lack of observable market activity, if any, the fair values are based upon discounted cash flow methodologies incorporating assumptions that, in our judgment, reflect the assumptions a marketplace participant would use. To ensure that financial assets and liabilities are recorded at fair value, valuation adjustments may be required to reflect either party's creditworthiness and ability to pay. Where appropriate, these amounts were incorporated into our valuations as of December 31, 2012 and 2011, the measurement dates.

Derivatives. Derivatives are primarily valued using estimated future cash flows that are based directly on observed prices from exchange-traded derivatives and, therefore, were classified as Level 2. We also take into account the counterparty's creditworthiness, or our own creditworthiness, as appropriate. An adjustment has been recorded in order to reflect the risk of credit default, but these adjustments have been insignificant to the overall value of the derivatives.

Pension Plan Assets. The majority of our commingled pool/collective trust, mutual funds and balanced pension trusts are managed by professional investment advisors. The net asset values (“NAV”) per share are furnished in monthly and/or quarterly statements received from the investment advisors and reflect valuations based upon their pricing policies. We have assessed the classification of the inputs used to value these investments at Level 1 for mutual funds and Level 2 for commingled pool/collective trusts and balance pension trusts through examination of their pricing policies and the related controls and procedures. The fair values we report are based on the pool or trust's NAV per share. The NAV's per share are calculated periodically (daily or no less than one time per month) as the aggregate value of each pool or trust's underlying assets divided by the number of units owned.

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

Information about our exposure to market risks related to metal commodity prices and a sensitivity analysis related to our metal commodity hedges is presented below (in millions):

Notional amount (pounds)	27.7
Carrying amount and fair value of asset	$2.1
Change in fair value from 10% change in forward prices	$9.4

Interest Rate Risk

Our results of operations can be affected by changes in interest rates due to variable rates of interest on our revolving credit facilities, cash, cash equivalents and short-term investments. In order to partially mitigate interest rate risk, we may use an interest rate swap hedging strategy to eliminate the variability of cash flows in our interest payments. This strategy, when employed, allows us to fix a portion of our interest payments while also taking advantage of historically low interest rates. As of December 31, 2012, no interest rate swaps were in effect.

A 10% adverse movement in the levels of interest rates across the entire yield curve, assuming no interest rate swaps were in place, would result in an increase in pre-tax interest expense of approximately $0.4 million for both of the years ended December 31, 2012 and 2011.

Foreign Currency Exchange Rate Risk

Our results of operations can be affected by changes in exchange rates. Net sales and expenses in foreign currencies are translated into U.S. dollars for financial reporting purposes based on the average exchange rate for the period. During 2012, 2011 and 2010, net sales from outside the U.S. represented 27.2%, 29.0% and 27.8%, respectively, of our total net sales. Historically, foreign currency transaction gains (losses) have not had a material effect on our overall operations. For the years ended December 31, 2012 and 2011, the impact to net income of a 10% change in foreign exchange rates is estimated to be $3.9 million and $5.3 million, respectively.

Critical Accounting Policies

The preparation of financial statements requires the use of judgments and estimates. The critical accounting policies are described below to provide a better understanding of how we develop our judgments about future events and related estimations and how such policies can impact our financial statements. A critical accounting policy is one that requires difficult, subjective or complex estimates and assessments and is fundamental to the results of operations. We consider our most critical accounting policies to be:

•	goodwill and other intangible assets;

•	product warranties;

•	pension benefits;

•	self-insurance expense;

•	derivative accounting; and

•	income taxes.

This discussion and analysis should be read in conjunction with our Consolidated Financial Statements and related Notes in “Item 8. Financial Statements and Supplementary Data.”

Goodwill and Other Intangible Assets

We assign goodwill to the reporting units that benefit from the synergies of our acquisitions. If we reorganize our management structure, the related goodwill is allocated to the affected reporting units based upon the relative fair values of those reporting units. Assets and liabilities, including deferred income taxes, are generally directly assigned to the reporting units. However, certain assets and liabilities, including intellectual property assets, information technology assets and pension, self-insurance, and environmental liabilities, are commonly managed and are not allocated to the segments in the normal course of our financial reporting process, and therefore must be assigned to the reporting units based upon appropriate methods. We test goodwill for impairment by reporting unit annually in the first quarter of each fiscal year.

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

We review goodwill and indefinite-lived intangible assets for impairment annually and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The provisions of the accounting standard for goodwill and other intangibles allow us to first assess qualitative factors to determine whether it is necessary to perform a two-step quantitative goodwill impairment test. As part of our qualitative assessment, we monitor economic, legal, regulatory and other factors for LII as a whole and for each reporting unit. Specifically, we monitor industry trends, our market capitalization, recent and forecasted financial performance of our reporting units, and the timing and nature of our restructuring activities.

For our annual test performed in the first quarter of 2012, we determined that it was not more likely than not the fair values of our reporting units, individually or collectively, were less than their carrying values. Accordingly, no impairments were recognized as part of the annual test. In the third quarter of 2012, we announced the planned sale of the Service Experts business and, as a result of the sales process, we received indications of market value of the business that were less than its carrying value. Utilizing these indications of fair value, we recorded a $20.5 million goodwill impairment in the third quarter of 2012. Refer to Note 17 in the Notes to the Consolidated Financial Statements for more information on the impairment. No other indicators of impairment were identified from the date of our annual impairment test through December 31, 2012.

Product Warranties

The estimate of our liability for future warranty costs requires us to make significant assumptions about the amount, timing and nature of the costs we will incur in the future. Some of the warranties we issue extend 10 years or more in duration and a relatively small adjustment to an assumption may have a significant impact on our overall liability. We review the assumptions used to determine the liability periodically and we adjust our assumptions based upon factors such as actual failure rates and cost experience. Numerous factors could affect actual failure rates and cost experience, including the amount and timing of new product introductions, changes in manufacturing techniques or locations, components or suppliers used. Should actual warranty costs differ from our estimates, we may be required to record adjustments to accruals and expense in the future. For more information see Note 11 in the Notes to the Consolidated Financial Statements.

Pension Benefits

Over the past several years, we have frozen many of our defined benefit pension and profit sharing plans and replaced them with defined contribution plans. We have a liability for the benefits earned under these inactive plans prior to the date the benefits were frozen. Our defined contribution plans generally include both company and employee contributions which are based on predetermined percentages of compensation earned by the employee. We also have several active defined benefit plans that provide benefits based on years of service.

In order to calculate our liability and the expense for these benefit plans, we make several assumptions including the discount rate and expected return on assets. We used the assumed discount rate of 3.97% for pension benefits of our U.S.-based plans as of December 31, 2012. Our assumed discount rates are selected using the yield curve for high-quality corporate bonds, which is dependent upon risk-free interest rates and current credit market conditions. In 2012 and 2011, we utilized an assumed long-term rate of return on assets of 8.00%. These are long-term estimates of equity values and are not dependent on short-term variations of the equity markets. Differences between actual experience and our assumptions are quantified as actuarial gains and losses. These actuarial gains and losses do not immediately impact our earnings as they are deferred in accumulated other comprehensive income (“AOCI”) and are amortized into net periodic benefit cost over the estimated service period. In 2012 and 2011, we contributed $29 million and $13 million, respectively, to our pension plans.

The assumed long-term rate of return on assets and the discount rate have significant effects on the amounts reported for our defined benefit plans. A 25 basis point decrease in the long-term rate of return on assets or discount rate would have the following effects (in millions):

	25 Basis Point Decrease in Long-Term Rate of Return	25 Basis Point Decrease in Discount Rate
Effect on net periodic benefit cost	$0.5	$0.6
Effect on the post-retirement benefit obligations	n/a	13.5

Should actual results differ from our estimates and assumptions, revisions to the benefit plan liabilities and the related expenses would be required. For more information, see Note 13 in the Notes to Consolidated Financial Statements.

Self-Insurance Expense

We use a combination of third-party insurance and self-insurance plans to provide protection against claims relating to workers' compensation/employers' liability, general liability, product liability, auto liability, auto physical damage and other exposures. We use large deductible insurance plans, written through third-party insurance providers, for workers' compensation/employers' liability, general liability, product liability, and auto liability. We also carry umbrella or excess liability insurance for all third-party and self-insurance plans, except for directors' and officers' liability, property damage and various other insurance programs. For property damage, directors' and officers' liability and certain other exposures, we use third-party insurance plans that may include per occurrence and annual aggregate limits. We believe the deductibles and liability limits for all of our insurance policies are appropriate for our business and are adequate for companies of our size in our industry.

We maintain safety and manufacturing programs that are designed to remove risk and improve the effectiveness of our business processes and, as a result, reduce the likelihood and significance of our various retained and insured risks. In recent years, our actual claims experience has collectively trended favorably and therefore, both self-insurance expense and the related liability have decreased.

The self-insurance expense and liabilities are primarily determined based on our historical claims information, as well as industry factors and trends. To the extent actuarial assumptions change and claims experience rates differ from historical rates, our liability may change. Also, the majority of our self-insured risks (excluding auto liability and physical damage) will be paid over an extended period of time. The self-insurance liabilities recorded in Accrued Expenses in the accompanying Consolidated Balance Sheets were $57 million and $63 million as of December 31, 2012 and 2011, respectively. For more information, see Note 11 in the Notes to the Consolidated Financial Statements.

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

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) updated its guidance on the annual testing of goodwill for impairment to allow companies to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. The updated guidance was applicable to our goodwill impairment tests beginning in 2012. The adoption of this updated guidance did not have a material impact on our consolidated financial statements.

In June 2011 and as updated in December 2011, the FASB updated its guidance requiring companies to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The updated guidance eliminated the option to present the components of other comprehensive income as part of the statement of changes in equity. This updated guidance was applicable beginning in 2012 and our adoption of the updated guidance did not have a material impact on our consolidated financial statements.

In July 2012, the FASB updated its guidance on the testing of indefinite-lived intangible assets for impairment to allow companies to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If, as a result of the qualitative assessment, it is determined that it is not more likely than not that the indefinite-lived intangible assets is impaired, then the Company is not required to take further action. This guidance is applicable to impairment tests performed for fiscal years beginning after September 15, 2012. We do not expect the adoption of this updated guidance to have a material impact on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is included under the caption “Market Risk” in Item 7 above.

Item 8. Financial Statements and Supplementary Data

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

Management, including our Chief Executive Officer and Chief Financial Officer, has undertaken an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included an evaluation of the design of the Company's internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management concluded that as of December 31, 2012, the Company's internal control over financial reporting was effective.

KPMG LLP, the independent registered public accounting firm that audited the Company's consolidated financial statements, has issued an audit report including an opinion on the effectiveness of our internal control over financial reporting as of December 31, 2012, a copy of which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Lennox International Inc.:
We have audited the accompanying consolidated balance sheets of Lennox International Inc. and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2012. In connection with our audits of the consolidated financial statements, we have audited the financial statement schedule. We also have audited the Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Lennox International Inc.'s management is responsible for these consolidated financial statements, the financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements, the financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lennox International Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, Lennox International Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Dallas, Texas
February 15, 2013

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In millions, except share and per share data)

	As of December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$51.8	$45.0
Accounts and notes receivable, net of allowances of $9.5 and $11.3 in 2012 and 2011, respectively	373.4	387.0
Inventories, net	374.8	317.9
Deferred income taxes, net	27.5	33.8
Other assets	61.0	68.5
Assets of discontinued operations	98.6	160.5
Total current assets	987.1	1,012.7
Property, plant and equipment, net	298.2	300.7
Goodwill	223.8	223.2
Deferred income taxes	102.8	90.7
Other assets, net	80.0	78.4
Total assets	$1,691.9	$1,705.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$34.9	$4.7
Current maturities of long-term debt	0.7	0.8
Accounts payable	284.7	254.9
Accrued expenses	259.6	239.4
Income taxes payable	4.5	5.7
Liabilities of discontinued operations	55.2	71.6
Total current liabilities	639.6	577.1
Long-term debt	351.0	459.6
Post-retirement benefits, other than pensions	6.1	18.6
Pensions	134.4	124.7
Other liabilities	64.0	57.9
Total liabilities	1,195.1	1,237.9
Commitments and contingencies
Stockholders' equity
Preferred stock, $.01 par value, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 200,000,000 shares authorized, 87,170,197 shares and 86,938,004 shares issued for 2012 and 2011, respectively	0.9	0.9
Additional paid-in capital	898.3	881.2
Retained earnings	744.4	692.9
Accumulated other comprehensive loss	(22.3)	(37.1)
Treasury stock, at cost, 36,937,632 shares and 36,093,966 shares for 2012 and 2011, respectively	(1,124.5)	(1,070.1)
Total stockholders’ equity	496.8	467.8
Total liabilities and stockholders' equity	$1,691.9	$1,705.7

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In millions, except per share data)

	For the Years Ended December 31,
	2012	2011	2010
Net sales	$2,949.4	$2,840.9	$2,585.2
Cost of goods sold	2,227.1	2,171.0	1,884.0
Gross profit	722.3	669.9	701.2
Operating expenses:
Selling, general and administrative expenses	507.0	476.9	492.0
Losses and other expenses, net	2.5	5.7	3.4
Restructuring charges	4.2	12.5	11.4
Income from equity method investments	(10.5)	(9.6)	(10.1)
Operational income from continuing operations	219.1	184.4	204.5
Interest expense, net	17.1	16.8	12.8
Other expense, net	0.3	0.3	1.0
Income from continuing operations before income taxes	201.7	167.3	190.7
Provision for income taxes	66.7	55.8	64.8
Income from continuing operations	135.0	111.5	125.9
Discontinued operations:
Loss from discontinued operations	(64.9)	(36.7)	(15.1)
Benefit from income taxes	(19.9)	(13.5)	(5.4)
Loss from discontinued operations	(45.0)	(23.2)	(9.7)
Net income	$90.0	$88.3	$116.2
Earnings per share – Basic:
Income from continuing operations	$2.66	$2.12	$2.31
Loss from discontinued operations	(0.89)	(0.44)	(0.18)
Net income	$1.77	$1.68	$2.13
Earnings per share – Diluted:
Income from continuing operations	$2.63	$2.09	$2.26
Loss from discontinued operations	(0.88)	(0.44)	(0.18)
Net income	$1.75	$1.65	$2.08
Average shares outstanding:
Basic	50.7	52.5	54.6
Diluted	51.4	53.4	55.8
Cash dividends declared per share	$0.76	$0.72	$0.60

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In millions)

	For the Years Ended December 31,
	2012	2011	2010
Net income	$90.0	$88.3	$116.2
Other comprehensive income (loss):
Foreign currency translation adjustments	14.8	(17.7)	28.2
Reclassification of foreign currency translation gains into earnings	(3.7)	—	—
Net Change in Pension and Post Retirement Liability before taxes	(9.2)	(37.8)	(22.0)
Change in fair value of available-for-sale marketable equity securities changes	1.9	(8.6)	12.5
Derivatives before taxes	7.1	(13.8)	17.1
Reclassification of derivative losses (gains) into earnings	6.0	(12.4)	(11.4)
Other comprehensive income (loss) before taxes	16.9	(90.3)	24.4
Tax (expense) benefit	(2.1)	23.0	6.6
Other comprehensive income (loss), net of tax	14.8	(67.3)	31.0
Comprehensive income	$104.8	$21.0	$147.2

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2012, 2011 and 2010
(In millions, except per share data)

	Common Stock Issued		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost		Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance as of December 31, 2009	85.6	$0.9	$839.1	$558.6	$(0.8)	29.3	$(793.4)	$604.4
Net income	—	—	—	116.2	—		—	116.2
Dividends, $0.60 per share	—	—	—	(32.6)	—		—	(32.6)
Foreign currency translation adjustments	—	—	—	—	28.2		—	28.2
Pension and post-retirement liability changes, net of tax benefit of $8.7	—	—	—	—	(13.3)		—	(13.3)
Change in fair value of available-for-sale marketable equity securities changes	—	—	—	—	12.5		—	12.5
Stock-based compensation expense	—	—	15.4	—	—		—	15.4
Derivatives, net of tax expense of $2.1	—	—	—	—	3.6		—	3.6
Common stock issued	0.9	—	3.5	—	—		—	3.5
Treasury stock purchases	—	—	—	—	—	3.5	(153.7)	(153.7)
Tax benefits of stock-based compensation	—	—	5.5	—	—		—	5.5
Balance as of December 31, 2010	86.5	$0.9	$863.5	$642.2	$30.2	32.8	$(947.1)	$589.7
Net income	—	—	—	88.3	—		—	88.3
Dividends, $0.72 per share	—	—	—	(37.6)	—		—	(37.6)
Foreign currency translation adjustments	—	—	—	—	(17.7)		—	(17.7)
Pension and post-retirement liability changes, net of tax benefit of $13.5	—	—	—	—	(24.3)		—	(24.3)
Change in fair value of available-for-sale marketable equity securities changes	—	—	—	—	(8.6)		—	(8.6)
Stock-based compensation expense	—	—	13.7	—	—		—	13.7
Derivatives, net of tax benefit of $9.5	—	—	—	—	(16.7)		—	(16.7)
Common stock issued	0.4	—	2.5	—	—		—	2.5
Treasury stock purchases	—	—	—	—	—	3.3	(123.0)	(123.0)
Tax benefits of stock-based compensation	—	—	1.5	—	—		—	1.5
Balance as of December 31, 2011	86.9	$0.9	$881.2	$692.9	$(37.1)	36.1	$(1,070.1)	$467.8
Net income	—	—	—	90.0	—	—	—	90.0
Dividends, $0.76 per share	—	—	—	(38.5)	—	—	—	(38.5)
Foreign currency translation adjustments	—	—	—	—	11.1	—	—	11.1
Pension and post-retirement liability changes, net of tax benefit of $2.7	—	—	—	—	(6.5)	—	—	(6.5)
Change in fair value of available-for-sale marketable equity securities changes	—	—	—	—	1.9	—	—	1.9
Stock-based compensation expense	—	—	16.3	—	—	—	—	16.3
Derivatives, net of tax expense of $4.8	—	—	—	—	8.3	—	—	8.3
Common stock issued	0.3	—	0.2	—	—	—	—	0.2
Treasury stock purchases	—	—	(2.9)	—	—	0.8	(54.4)	(57.3)
Tax benefits of stock-based compensation	—	—	3.5	—	—	—	—	3.5
Balance as of December 31, 2012	87.2	$0.9	$898.3	$744.4	$(22.3)	36.9	$(1,124.5)	$496.8
The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS For the Years Ended December 31, 2012, 2011 and 2010 (In millions)

	2012	2011	2010
Cash flows from operating activities:
Net income	$90.0	$88.3	$116.2
Net loss from discontinued operations	45.0	23.2	9.7
Adjustments to reconcile net income to net cash provided by operating activities:
Income from equity method investments	(10.5)	(9.6)	(10.1)
Dividends from affiliates	9.3	11.0	12.3
Restructuring expenses, net of cash paid	0.1	(0.4)	(9.9)
Impairment of assets	—	0.2	—
Provision for bad debts	3.9	4.3	4.9
Unrealized (gain) loss on derivative contracts	(1.0)	2.9	(0.7)
Stock-based compensation expense	15.2	13.7	15.4
Depreciation and amortization	55.4	56.6	48.9
Deferred income taxes	(2.7)	—	(8.1)
Pension costs (less than) in excess of contributions	(15.1)	(0.1)	4.5
Other items, net	2.1	2.6	2.8
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts and notes receivable	13.3	(3.0)	(31.3)
Inventories	(55.8)	(29.6)	(35.4)
Other current assets	(1.5)	1.4	(3.0)
Accounts payable	37.1	(3.9)	27.0
Accrued expenses	32.9	(43.3)	21.8
Income taxes payable and receivable	18.2	(11.4)	18.8
Other	0.7	(0.6)	(12.0)
Net cash (used in) provided by discontinued operations	(15.2)	(26.1)	14.0
Net cash provided by operating activities	221.4	76.2	185.8
Cash flows from investing activities:
Proceeds from the disposal of property, plant and equipment	0.1	0.2	0.1
Purchases of property, plant and equipment	(50.2)	(41.4)	(43.1)
Net proceeds from sale of businesses	10.1	0.6	3.6
Acquisition of businesses	—	(147.7)	(7.2)
Change in restricted cash	—	12.2	(12.2)
Net cash used in discontinued operations	(0.4)	(1.7)	(2.6)
Net cash used in investing activities	(40.4)	(177.8)	(61.4)
Cash flows from financing activities:
Short-term borrowings (payments), net	0.2	3.8	(0.8)
Asset securitization borrowings	645.0	345.0	—
Asset securitization payments	(615.0)	(345.0)	—
Long-term debt payments	(1.1)	(0.9)	(35.9)
Issuance of senior unsecured notes	—	—	199.8
Borrowings from revolving credit facility	967.0	1,539.5	981.5
Payments on revolving credit facility	(1,075.0)	(1,396.5)	(1,058.0)
Proceeds from stock option exercises	0.8	2.5	3.5
Additional investments in affiliates	—		(1.0)
Payments of deferred financing costs	—	(2.2)	(1.8)
Repurchases of common stock	(57.9)	(123.0)	(153.7)
Excess tax benefits related to share-based payments	3.5	1.4	5.3
Cash dividends paid	(47.6)	(36.5)	(32.4)
Net cash used in financing activities	(180.1)	(11.9)	(93.5)
Increase (decrease) in cash and cash equivalents	0.9	(113.5)	30.9
Effect of exchange rates on cash and cash equivalents	5.9	(1.5)	4.8
Cash and cash equivalents, beginning of year	45.0	160.0	124.3
Cash and cash equivalents, end of year	$51.8	$45.0	$160.0
Supplementary disclosures of cash flow information:
Cash paid during the year for:
Interest, net	$18.2	$17.8	$12.4
Income taxes (net of refunds)	$30.1	$49.5	$45.5
The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Nature of Operations:

Lennox International Inc., a Delaware corporation, through its subsidiaries (referred to herein as "we," "our," "us," "LII," or the "Company"), is a leading global provider of climate control solutions. We design, manufacture, market and service a broad range of products for the heating, ventilation, air conditioning and refrigeration ("HVACR") markets. We operate in three reportable business segments: Residential Heating & Cooling, Commercial Heating & Cooling, and Refrigeration. See Note 19 for financial information regarding our reportable segments. We sell our products and services through a combination of direct sales, distributors and company-owned parts and supplies stores.

2. Summary of Significant Accounting Policies:

Principles of Consolidation

The consolidated financial statements include the accounts of Lennox International Inc. and our majority-owned subsidiaries. All intercompany transactions, profits and balances have been eliminated.

Cash and Cash Equivalents

We consider all highly liquid temporary investments with original maturity dates of three months or less to be cash equivalents. Cash and cash equivalents consisted primarily of bank deposits.

Accounts and Notes Receivable

Accounts and notes receivable are shown in the accompanying Consolidated Balance Sheets, net of allowance for doubtful accounts. The allowance for doubtful accounts is generally established during the period in which receivables are recognized and is maintained at a level deemed appropriate based on historical and other factors that affect collectability. Such factors include the historical trends of write-offs and recovery of previously written-off accounts, the financial strength of the customer and projected economic and market conditions. We determine the delinquency status of receivables predominantly based on contractual terms and write-off of uncollectible receivables after management's review of factors that affect collectability as noted above, among other considerations. We have no significant concentrations of credit risk within our accounts and notes receivable.

Inventories

Inventory costs include material, labor, depreciation and plant overhead. Inventories of $176.2 million and $156.7 million as of December 31, 2012 and 2011, respectively, were valued at the lower of cost or market using the last-in, first-out (“LIFO”) cost method. The remaining portion of the inventory is valued at the lower of cost or market with cost being determined primarily using either the first-in, first-out (“FIFO”) basis or average cost methods.

We elected to use the LIFO cost method for our domestic manufacturing companies in 1974 and continued to elect the LIFO cost method for new operations through the late 1980s. The types of inventory include raw materials, purchased components, work-in-process, repair parts and finished goods. Starting in the late 1990s, we began adopting the FIFO cost method for all new domestic manufacturing operations (primarily acquisitions). Our operating entities with a previous LIFO election continue to use the LIFO cost method. We also use the FIFO cost method for all of our foreign-based manufacturing facilities.

Property, Plant and Equipment

Property, plant and equipment is stated at cost, net of accumulated depreciation. Expenditures that increase the utility or extend the useful lives of fixed assets are capitalized and expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the following estimated useful lives:

Buildings and improvements	2 to 40 years
Machinery and equipment:
Computer software and equipment	1 to 5 years
Other machinery and equipment	3 to 10 years

We periodically review long-lived assets for impairment as events or changes in circumstances indicate that the carrying amount of such assets might not be recoverable. In order to assess recoverability, we compare the estimated expected future undiscounted cash flows identified with each long-lived asset or related asset group to the carrying amount of such assets. If the expected future cash flows do not exceed the carrying value of the asset or assets being reviewed, an impairment loss is recognized based on the excess of the carrying amount of the impaired assets over their fair value. See Note 6 for additional information on our property, plant and equipment.

Goodwill

Goodwill represents the excess of cost over fair value of assets from acquired businesses. We review goodwill and indefinite-lived intangible assets for impairment in the first quarter of each year and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The provisions of the accounting standard for goodwill and other intangibles allow us to first assess qualitative factors to determine whether it is necessary to perform a two-step quantitative goodwill impairment test. As part of our qualitative assessment, we monitor economic, legal, regulatory and other factors for LII as a whole and for each reporting unit. Specifically, we monitor industry trends, our market capitalization, recent and forecasted financial performance of our reporting units, and the timing and nature of our restructuring activities.

We assign goodwill to the reporting units that benefit from the synergies of our acquisitions. If we reorganize our management structure, the related goodwill is allocated to the affected reporting units based upon the relative fair values of those reporting units. Assets and liabilities, including deferred income taxes, are generally directly assigned to the reporting units. However, certain assets and liabilities, including intellectual property assets, information technology assets and pension, self-insurance, and environmental liabilities, are commonly managed and are not allocated to the segments in the normal course of our financial reporting process, and therefore must be assigned to the reporting units based upon appropriate methods. We test goodwill for impairment by reporting unit.

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

We did not have any impairments of goodwill related to continuing operations in 2011 or 2012. See Note 17 for information on impairments of goodwill related to discontinued operations.

Intangible and Other Assets

We amortize intangible assets and other assets with finite lives over their respective estimated useful lives to their estimated residual values, as follows:

Asset	Useful Life
Deferred financing costs	Effective interest method
Customer relationships	Straight-line method up to 12 years
Patents and others	Straight-line method up to 20 years

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

We did not have any impairments of intangible assets related to continuing operations in 2011 or 2012. See Note 17 for information on impairments of intangible assets related to discontinued operations.

Product Warranties

For some of our heating, ventilation and air conditioning (“HVAC”) products, we provide warranty terms ranging from one to 20 years to customers for certain components such as compressors or heat exchangers. For select products, we also provide limited lifetime warranties for heat exchangers. A liability for estimated warranty expense is recorded on the date that revenue is recognized. Our estimates of future warranty costs are determined for each product line. The number of units we expect to repair or replace is determined by applying the estimated failure rate, which is generally based on historical experience, to the number of units that were sold and are still under warranty. The estimated units to be repaired under warranty are multiplied by the average cost to repair or replace such products to determine the estimated future warranty cost. We do not discount product warranty liabilities as the amounts are not fixed and the timing of future cash payments is neither fixed nor reliably determinable. We also provide for specifically identified warranty obligations. Estimated future warranty costs are subject to adjustment from time to time depending on changes in actual failure rate and cost experience. Subsequent costs incurred for warranty claims serve to reduce the accrued product warranty liability. See Note 11 for more information on our estimated future warranty costs.

Pensions and Post-retirement Benefits

We provide pension and post-retirement medical benefits to eligible domestic and foreign employees and recognize pension and post-retirement benefit costs over the estimated service life or average life expectancy of those employees. We also recognize the funded status of our benefit plans, as measured at year-end by the difference between plan assets at fair value and the benefit obligation, in the Consolidated Balance Sheets. Changes in the funded status are recognized in the year in which the changes occur through accumulated other comprehensive income (“AOCI”). Actuarial gains or losses are amortized into net period benefit cost over the estimated service life of covered employees or average life expectancy of participants depending on the plan.

The benefit plan assets and liabilities reflect assumptions about the long-range performance of our benefit plans. Should actual results differ from management's estimates, revisions to the benefit plan assets and liabilities would be required. For additional disclosures on pension and post-retirement medical benefits, including how we determine the assumptions used, see Note 13.

Self-Insurance

Self-insurance expense and liabilities, calculated on an undiscounted basis, are actuarially determined based primarily on our historical claims information, as well as industry factors and trends. As of December 31, 2012, self-insurance reserves represent the best estimate of the future payments to be made on reported and unreported losses for 2012 and prior years. The majority of our self-insured risks (excluding auto liability and physical damage) will be paid over an extended period of time.

Actual payments for claims reserved may vary depending on various factors, including the development and ultimate settlement of reported and unreported claims. To the extent actuarial assumptions change and claims experience rates differ from historical rates, our liability may change. For additional disclosures on self-insured risks and reserves, see Note 11.

Derivatives

We use futures contracts and fixed forward contracts to mitigate the exposure to volatility in commodity prices and foreign exchange rates. We hedge only exposures in the ordinary course of business and do not hold or trade derivatives for profit. All derivatives are recognized in the Consolidated Balance Sheets at fair value and the classification of each derivative instrument is based upon whether the maturity of the instrument is less than or greater than 12 months. For more information, see Note 9.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. Unrecognized tax benefits are accounted for as required by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740. For more information, see Note 10.

Revenue Recognition

Our revenue recognition practices for the sale of goods depend upon the shipping terms for each transaction. Shipping terms are primarily FOB Shipping Point and, therefore, revenues are recognized for these transactions when products are shipped to customers and title passes. However, certain customers in our smaller operations, primarily outside of North America, have shipping terms where title and risk of ownership do not transfer until the product is delivered to the customer. For these transactions, revenues are recognized on the date that the product is received and accepted by such customers. We have experienced returns for miscellaneous reasons and we record a reserve for these returns based on historical experience at the time we recognize revenue. Our historical rates of return are insignificant as a percentage of sales. We also recognize revenue net of sales taxes.

For our businesses that provide services, revenue is recognized at the time services are completed. Our Commercial Heating & Cooling segment also provides sales, installation, maintenance and repair services under fixed-price contracts. Revenue for these services is recognized ratably over the life of the contract.

We engage in cooperative advertising, customer rebate, cash discount and other miscellaneous programs that result in payments or credits being issued to our customers. Our policy is to record the discounts and incentives as a reduction of sales when the sales are recorded, with the exception of certain cooperative advertising expenditures that are charged to Selling, General and Administrative (“SG&A”) Expenses. Under these cooperative advertising programs, we receive, or will receive, an identifiable benefit (goods or services) in exchange for the consideration given. All other advertising, promotions and marketing costs are expensed as incurred. Refer to Note 23 for more information on these costs.

Cost of Goods Sold

The principal components of cost of goods sold in our manufacturing operations are component costs, raw materials, factory overhead, labor, estimated costs of warranty expense, and freight and distribution costs.

Selling, General and Administrative Expenses

SG&A expenses include payroll and benefit costs, advertising, commissions, research and development, information technology costs, and other selling, general and administrative related costs such as insurance, travel, non-production depreciation and rent.

Stock-Based Compensation

We recognize compensation expense for stock-based arrangements over the required employee service periods. We base stock-based compensation costs on the estimated grant-date fair value of the stock-based awards that are expected to ultimately vest and adjust expected vesting rates to actual rates as additional information becomes known. We also adjust performance achievement rates based on our best estimates of those rates at the end of the performance period. For more information, see Note 14.

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

Use of Estimates

The preparation of financial statements requires us to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the valuation of accounts receivable, inventories, goodwill, intangible assets, and other long-lived assets, contingencies, guarantee obligations, indemnifications, and assumptions used in the calculation of income taxes, pension and post-retirement medical benefits, and stock-based compensation among others. These estimates and assumptions are based on our best estimates and judgment.

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

3. Acquisition:

On January 14, 2011, we acquired substantially all the assets of the Kysor/Warren business from The Manitowoc Company. Kysor/Warren is a leading manufacturer of refrigerated systems and display cases for supermarkets throughout North America and is included in our Refrigeration Segment. The total consideration for the acquisition was $143.3 million, which reflects post-closing purchase price working capital adjustments. In connection with this acquisition, we recorded goodwill of $42.0 million and intangible assets of $33.9 million. The intangible assets consisted of trade names of $5.0 million with indefinite lives, customer relationships of $26.7 million with 11 to 12 year lives, and other intangibles of $2.2 million with lives ranging from one to eight years. We paid more than the fair value of the underlying net assets as a result of expected operational synergies. The entire $42.0 million of goodwill is expected to be deductible for tax purposes. The acquisition would not have had a significant impact on our historical results.
4. Inventories:

The components of inventories are as follows (in millions):

	As of December 31,
	2012	2011
Finished goods	$258.0	$222.3
Work in process	12.0	13.2
Raw materials and parts	180.1	156.3
	450.1	391.8
Excess of current cost over last-in, first-out cost	(75.3)	(73.9)
Total inventories, net	$374.8	$317.9

The Company recorded pretax loss of $0.1 million during 2012 and pretax income of $0.1 million and $0.7 million during 2011 and 2010, respectively, from LIFO inventory liquidations.

5. Goodwill, Intangible and Other Assets:
Goodwill
The changes in the carrying amount of goodwill in 2011 and 2012, in total and by segment, are summarized in the table below (in millions):

	Balance at December 31, 2010			Balance at December 31, 2011			Balance at December 31, 2012
Segment:	Goodwill	Acquisitions / (Dispositions) (1)	Other(2)	Goodwill	Acquisitions / (Dispositions)	Other(2)
Residential Heating & Cooling	$26.1	$—	$—	$26.1	$—	$—	$26.1
Commercial Heating & Cooling	61.7	3.0	(1.2)	63.5	—	0.3	63.8
Refrigeration	91.5	42.0	0.1	133.6	—	0.3	133.9
	$179.3	$45.0	$(1.1)	$223.2	$—	$0.6	$223.8

(1) In the first quarter of 2011, our Refrigeration segment recorded $42.0 million of goodwill associated with the Kysor/Warren acquisition. See Note 3 for more information on this acquisition. In the second quarter of 2011, our Commercial segment acquired a company, resulting in additional goodwill of $3.0 million.
(2) Other consists primarily of changes in foreign currency translation rates.

The Goodwill balances presented in the table above are presented net of accumulated impairment charges of $17.0 million, all of which relate to impairments in periods prior to 2011.

Refer to Note 17 for information on goodwill related to discontinued operations.

Intangible and Other Assets

As of December 31, 2012 and 2011, there were $9.4 million of intangible assets not subject to amortization, primarily consisting of trademarks, recorded in Other assets, net in the accompanying Consolidated Balance Sheets.

Identifiable intangible and other assets subject to amortization are recorded in Other Assets in the accompanying Consolidated Balance Sheets and were comprised of the following (in millions):

	As of December 31,
	2012			2011
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Deferred financing costs	$11.5	$(8.0)	$3.5	$11.5	$(7.2)	$4.3
Customer relationships	42.7	(18.3)	24.4	42.7	(15.8)	26.9
Patents and others	12.8	(11.3)	1.5	12.6	(10.7)	1.9
Total	$67.0	$(37.6)	$29.4	$66.8	$(33.7)	$33.1

Amortization of intangible assets was as follows (in millions):

	For the Years Ended December 31,
	2012	2011	2010
Amortization expense	$3.8	$4.7	$1.3

Estimated intangible amortization expense for the next five years is as follows (in millions):

2013	$3.8
2014	3.6
2015	3.5
2016	3.3
2017	2.8
Thereafter	12.4

6. Property, Plant and Equipment:

Components of property, plant and equipment were as follows (in millions):

	As of December 31,
	2012	2011
Land	$29.4	$26.1
Buildings and improvements	208.6	201.4
Machinery and equipment	612.9	603.2
Construction in progress and equipment not yet in service	32.1	24.0
Total	883.0	854.7
Less accumulated depreciation	(584.8)	(554.0)
Property, plant and equipment, net	$298.2	$300.7

The balances above include capital lease assets comprised of buildings and improvements and machinery and equipment totaling $14.4 million and $16.6 million, net of accumulated depreciation of $8.9 million and $7.2 million for the years ended December 31, 2012 and 2011, respectively.

We recorded $0.2 million in machinery and equipment impairment for assets that are no longer in use for the year ended December 31, 2011. No impairment charges were recorded in 2012 or 2010.

7. Joint Ventures and Other Equity Investments:

We participate in two joint ventures, the largest located in the U.S. and the other in Mexico, that are engaged in the manufacture and sale of compressors, unit coolers and condensing units. We exert significant influence over these affiliates based upon our respective 25% and 50% ownership, but do not control them due to venture partner participation. Accordingly, they have been accounted for under the equity method and their financial position and results of operations are not consolidated.

The combined balance of equity method investments included in Other Assets, net totaled (in millions):

	As of December 31,
	2012	2011
Equity method investments	$26.4	$24.9

We purchase compressors from our U.S. joint venture for use in certain of our products. The amounts of purchases included in Cost of Goods Sold in the Consolidated Statements of Operations were as follows (in millions):

	For the Years Ended December 31,
	2012	2011	2010
Purchases of compressors	$90.4	$80.2	$86.1

8. Accrued Expenses:

The significant components of accrued expenses are presented below (in millions):

	As of December 31,
	2012	2011
Accrued compensation and benefits	$76.3	$46.9
Self insurance reserves	57.2	63.1
Deferred income	16.0	8.1
Accrued warranties	25.1	26.7
Accrued product quality issue	6.7	7.5
Accrued rebates and promotions	35.8	35.9
Derivative contracts	0.1	13.1
Other	42.4	38.1
Total Accrued expenses	$259.6	$239.4

9. Derivatives:

Objectives and Strategies for Using Derivative Instruments

Commodity Price Risk

We utilize a cash flow hedging program to mitigate our exposure to volatility in the prices of metal commodities used in our production processes. The hedging program includes the use of futures contracts, which we enter into using a dollar cost average hedging strategy. As part of this strategy, a higher percentage of commodity price exposures are hedged near term with lower percentages hedged at future dates. This strategy provides us with protection against near-term price volatility while allowing us to adjust to market price movements over time. Upon entering into futures contracts, we lock in prices and are subject to derivative losses should the metal commodity prices decrease and gains should the prices increase.

Interest Rate Risk

A portion of our debt bears interest at variable interest rates, and therefore, we are subject to variability in the cash paid for interest. In order to mitigate a portion of the risk, we used an interest rate swap hedging strategy to eliminate the variability of cash flows in the interest payments associated with the first $100 million of the total variable-rate debt outstanding under our revolving credit facility that is solely due to changes in the benchmark interest rate. This strategy allowed us to fix a portion of our variable interest payments. Under the terms of the interest rate swap, the variable portion of the interest rate swap was tied to the 1-Month LIBOR (the benchmark interest rate). On a monthly basis, the interest rates for both the interest rate swap and the underlying debt were reset, the swap was settled with the counterparty, and the interest was paid. The interest rate swap was accounted for as a cash flow hedge. On October 12, 2012, our interest rate swap expired and, subsequently, we were no longer hedged against interest rate risk.

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

Cash Flow Hedges

We include gains or losses in accumulated other comprehensive income (“AOCI”) in connection with our commodity cash flow hedges. The gains or losses related to commodity price hedges are expected to be reclassified into earnings within the next 18 months based on the prices of the commodities at the settlement dates. Assuming that commodity prices remain constant, $0.9 million of derivative gains are expected to be reclassified into earnings within the next 12 months. Commodity futures contracts that are designated as cash flow hedges and that are in place as of December 31, 2012 are scheduled to mature through June 2014.

Before our interest rate swap expired on October 12, 2012, we also included gains or losses in AOCI. As of December 31, 2012, all previous derivative gains and losses included in AOCI had been reclassified into earnings.

We recorded the following amounts related to our cash flow hedges (in millions):

	As of December 31,
	2012	2011
Commodity Price Hedges:
(Gains) losses included in AOCI, net of tax	$(1.1)	$6.1
Expense for (benefit from) income taxes	0.7	(3.5)
Interest Rate Swap:
Losses included in AOCI, net of tax	$—	$1.1
Benefit from income taxes	—	(0.6)

We had the following outstanding commodity futures contracts designated as cash flow hedges (in millions):

	As of December 31,
	2012	2011
	(pounds)	(pounds)
Copper	22.8	23.3

Derivatives not Designated as Cash Flow Hedges

For commodity derivatives not designated as cash flow hedges, we follow the same hedging strategy as derivatives designated as cash flow hedges except that we elect not to designate these derivatives as cash flow hedges at the inception of the arrangement. We had the following outstanding commodity futures contracts not designated as cash flow hedges (in millions):

	As of December 31,
	2012	2011
	(pounds)	(pounds)
Copper	2.1	2.8
Aluminum	2.8	3.0
We had the following outstanding foreign currency forward contracts not designated as cash flow hedges (in millions):

	As of December 31,
	2012	2011
Notional amounts:
Brazilian Real	10.8	4.5
Mexican Peso	220.2	199.0
Euro	1.3	7.8
British Pound	5.4	6.5
Indian Rupee	19.5	—
Polish Zloty	12.4	—

Information About the Locations and Amounts of Derivative Instruments

The following table provides the locations and amounts of derivative fair values in the Consolidated Balance Sheets and derivative gains and losses in the Consolidated Statements of Operations (in millions):

	Fair Values of Derivative Instruments(1)
	Derivatives Designated as Hedging Instruments		Derivatives Not Designated as Hedging Instruments
	As of December 31,		As of December 31,
	2012	2011	2012	2011
Current Assets:
Other Assets
Commodity futures contracts	$1.6	$—	$0.2	$—
Foreign currency forward contracts	—	—	0.1	1.2
Non-Current Assets:
Other Assets, net
Commodity futures contracts	0.3	0.1	—	—
Total Assets	$1.9	$0.1	$0.3	$1.2
Current Liabilities:
Accrued Expenses
Commodity futures contracts	$—	$9.4	$—	$1.8
Interest rate swap	—	1.8	—	—
Foreign currency forward contracts	—	—	0.1	0.1
Non-Current Liabilities:
Other Liabilities
Commodity futures contracts	—	0.3	—	0.2
Interest rate swap	—	—	—	—
Total Liabilities	$—	$11.5	$0.1	$2.1

(1) All derivative instruments are classified as Level 2 within the fair value hierarchy. See Note 20 for more information.

Derivatives in Cash Flow Hedging Relationships
	For the Years Ended December 31,
	2012	2011	2010
Amount of Loss (Gain) Reclassified from AOCI into Income (Effective Portion):
Commodity futures contracts(1)	$6.0	$(12.1)	$(11.2)
Interest rate swap(2)	1.9	2.5	2.4
	$7.9	$(9.6)	$(8.8)
Amount of (Gain) Loss Recognized in Income on Derivatives (Ineffective Portion):
Commodity futures contracts(3)	$(0.1)	$0.1	$(0.4)

Derivatives Not Designated as Hedging Instruments
	For the Years Ended December 31,
	2012	2011	2010
Amount of (Gain) Loss Recognized in Income on Derivatives:
Commodity futures contracts(3)	$(0.5)	$3.5	$(1.7)
Foreign currency forward contracts(3)	0.4	0.3	(0.2)
	$(0.1)	$3.8	$(1.9)

(1) The loss (gain) is recorded in Cost of goods sold in the accompanying Consolidated Statements of Operations.
(2) The loss is recorded in Interest expense, net in the accompanying Consolidated Statements of Operations.
(3) The (gain) loss is recorded in Losses and other expenses, net in the accompanying Consolidated Statements of Operations.

10. Income Taxes:

Our income tax provision (benefit) from continuing operations consisted of the following (in millions):

	For the Years Ended December 31,
	2012	2011	2010
Current:
Federal	$47.5	$41.4	$59.7
State	7.3	5.3	8.6
Foreign	13.4	7.3	5.6
Total current	68.2	54.0	73.9
Deferred:
Federal	0.7	0.4	(4.5)
State	(0.2)	(1.0)	(3.2)
Foreign	(2.0)	2.4	(1.4)
Total deferred	(1.5)	1.8	(9.1)
Total income tax provision	$66.7	$55.8	$64.8

Income from continuing operations before income taxes was comprised of the following (in millions):

	For the Years Ended December 31,
	2012	2011	2010
Domestic	$169.9	$134.9	$181.7
Foreign	31.8	32.4	9.0
Total	$201.7	$167.3	$190.7

The difference between the income tax provision from continuing operations computed at the statutory federal income tax rate and the financial statement provision for taxes is summarized as follows (in millions):

	For the Years Ended December 31,
	2012	2011	2010
Provision at the U.S. statutory rate of 35%	$70.6	$58.6	$67.1
Increase (reduction) in tax expense resulting from:
State income tax, net of federal income tax benefit	5.9	2.9	3.2
Other permanent items	(3.1)	(3.5)	(2.3)
Research tax credit	—	(0.3)	(0.5)
Change in unrecognized tax benefits	(5.1)	(0.6)	(0.2)
Change in valuation allowance	2.3	(0.7)	(1.8)
Foreign taxes at rates other than 35% and miscellaneous other	(3.9)	(0.6)	(0.7)
Total income tax provision	$66.7	$55.8	$64.8

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

	As of December 31,
	2012	2011
Gross deferred tax assets:
Warranties	$26.4	$26.1
Net operating losses (foreign and U.S. state)	20.1	21.8
Post-retirement and pension benefits	52.9	55.3
Inventory reserves	8.2	5.4
Receivables allowance	5.0	6.0
Compensation liabilities	17.2	17.9
Deferred income	0.8	0.7
Insurance liabilities	22.9	18.1
Other	9.5	12.5
Total deferred tax assets	163.0	163.8
Valuation allowance	(10.9)	(12.7)
Total deferred tax assets, net of valuation allowance	152.1	151.1
Gross deferred tax liabilities:
Depreciation	(13.3)	(15.2)
Intangibles	(6.9)	(5.1)
Other	(1.6)	(2.7)
Total deferred tax liabilities	(21.8)	(23.0)
Net deferred tax assets	$130.3	$128.1

As of December 31, 2012 and 2011, we had $0.7 million and $0.7 million in tax effected state net operating loss carryforwards, respectively, and $19.4 million and $21.1 million in tax effected foreign net operating loss carryforwards, respectively. The state and foreign net operating loss carryforwards begin expiring in 2014. The deferred tax asset valuation allowance relates primarily to the operating loss carryforwards in various states in the U.S., European and Asian tax jurisdictions. The decrease in tax effected net operating loss carryforwards and associated valuation allowance is primarily related to the write-off of foreign losses, which were not previously benefited.

In assessing whether a deferred tax asset will be realized, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We consider the reversal of existing taxable temporary differences, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of these deductible differences, net of the existing valuation allowances, as of December 31, 2012.

In order to realize the net deferred tax asset, we will need to generate future foreign taxable income of approximately $87.4 million during the periods in which those temporary differences become deductible. We also will need to generate U.S. federal income of approximately $136.2 million in addition to our carryback capacity to fully realize the federal deferred tax asset. U.S. taxable income for the years ended December 31, 2012 and 2011 was $70.0 million and $60.0 million, respectively.

No provision was made for income taxes which may become payable upon distribution of our foreign subsidiaries' earnings. It is not practicable to estimate the amount of tax that might be payable because our intent is to permanently reinvest these earnings or to repatriate earnings when it is tax effective to do so.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

Balance as of December 31, 2010	$1.0
Decreases related to prior year tax positions	(0.7)
Increases related to current year tax positions	5.7
Settlements	(0.1)
Balance as of December 31, 2011	5.9
Increases related to prior year tax positions	0.8
Decreases related to prior year tax positions	(5.8)
Increases related to current year tax positions	0.1
Balance as of December 31, 2012	$1.0

Included in the balance of unrecognized tax benefits as of December 31, 2012 are potential benefits of $0.7 million that, if recognized, would affect the effective tax rate on income from continuing operations. As of December 31, 2012, we recognized $0.1 million (net of federal tax benefits) in interest and penalties in income tax expense.

We are currently under examination for our U.S. federal income taxes for 2011 and 2012 and are subject to examination by numerous other taxing authorities in the U.S. and in jurisdictions such as Australia, Belgium, France, Canada, and Germany. We are generally no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by taxing authorities for years before 2007.
Since January 1, 2012, numerous states, including Pennsylvania, Idaho, West Virginia and California, enacted legislation effective for tax years beginning on or after January 1, 2012, including changes to rates and apportionment methods. The impact of these changes is immaterial.
On January 2, 2013, the American Taxpayer Relief Act of 2012 was enacted which retroactively reinstated and extended the Federal Research and Development Tax Credit (Federal R&D Tax Credit) from January 1, 2012 to December 31, 2013, in addition to other extenders. As a result, the Company expects its income tax provision for the first quarter of calendar year 2013 will include a discrete tax benefit that will reduce the annual effective income tax rate. On a full year basis, the impact to the annual effective income tax rate is not expected to be material.

11. Commitments and Contingencies:

Leases

We lease certain real and personal property under non-cancelable operating leases. Several of the lease agreements contain rent escalation clauses (including index-based escalations), rent holidays, capital improvement funding or other lease concessions. We recognize our minimum rental expense on a straight-line basis. We amortize this expense over the term of the lease beginning with the date of initial possession, which is the date we enter the leased space and begin to make improvements in preparation for its intended use.

The approximate minimum commitments under all non-cancelable leases outstanding as of December 31, 2012 were as follows

(in millions):

	Operating Leases	Capital Leases
2013	$52.8	$1.1
2014	36.1	1.0
2015	26.0	0.7
2016	17.9	0.1
2017	12.9	—
Thereafter	18.1	14.6
Total minimum lease payments(1)	$163.8	17.5
Less amount representing interest		0.8
Present value of minimum payments		$16.7
(1) Approximately $25.9 million of operating lease commitments relate to discontinued operations. No capital lease obligations relate to discontinued operations.
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
Our obligations under the Lake Park Lease are secured by a pledge of our interest in the leased property and are also guaranteed by us and certain of our subsidiaries. The Lake Park Lease, as amended, contains restrictive covenants that are consistent with those of our Domestic Revolving Credit Facility. We were in compliance with these financial covenants as of December 31, 2012. The Lake Park Lease is accounted for as an operating lease.

Environmental

Applicable environmental laws can potentially impose obligations to remediate hazardous substances at our properties, at properties formerly owned or operated by us, and at facilities to which we have sent or send waste for treatment or disposal. We are aware of contamination at some facilities, however, we do not presently believe that any future remediation costs at such facilities will be material to our results of operations.

The amount and timing of cash payments are reliably determinable and, therefore, we have recorded environmental reserves at their present values. The following information relates to our environmental reserves (in millions, except percentages):

	As of December 31,
	2012	2011
Discounted liabilities recorded in:
Accrued expenses	$1.4	$1.3
Other liabilities	3.7	3.1
	$5.1	$4.4

Undiscounted liabilities	$5.0	$4.7
Discount rate	2.3% - 3.0%	3.1% - 4.7%

Future environmental costs are estimates and are subject to change due to changes in environmental remediation regulations, site-specific requirements or discount rates.

Product Warranties and Product Related Contingencies

Total liabilities for estimated product warranty related to continuing operations are included in the following captions on the accompanying Consolidated Balance Sheets (in millions):

	As of December 31,
	2012	2011
Accrued expenses	$25.1	$26.7
Other liabilities	46.8	41.6
	$71.9	$68.3
The changes in total product warranty liabilities related to continuing operations for the years ended December 31, 2012 and 2011 were as follows (in millions):

Total warranty liability as of December 31, 2010	$70.8
Payments made in 2011	(24.3)
Changes resulting from issuance of new warranties	22.6
Changes in estimates associated with pre-existing liabilities	(0.4)
Changes in foreign currency translation rates and other	(0.4)
Total warranty liability as of December 31, 2011	$68.3
Payments made in 2012	(22.4)
Changes resulting from issuance of new warranties	25.1
Changes in estimates associated with pre-existing liabilities	0.6
Changes in foreign currency translation rates and other	0.3
Total warranty liability as of December 31, 2012	$71.9
At the end of each accounting period, we evaluate our warranty liabilities and, during the second quarter of each year, we perform a complete re-evaluation of our heating, ventilation and air conditioning (“HVAC”) warranty liabilities. As a result of the second quarter 2012 re-evaluation, we decreased our warranty liability by $0.4 million and that amount is the principal change in the estimate associated with pre-existing liabilities as shown in the table above.
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
We identified non-warranty product quality issues we believe resulted from vendor supplied materials, including a heating and cooling product line produced in 2006 and 2007 as well as a refrigerant product quality issue. The expense for these product quality issues, and the related liabilities, are not included in the above tables related to our estimated warranty liabilities. The expenses related to these product quality issues were classified in Cost of Goods Sold in the Consolidated Statements of Operations and the related liabilities are included in Accrued Expenses in the Consolidated Balance Sheets. We may incur additional charges in the future as more information becomes available. The changes in the accrued product quality issues for the years ended December 31, 2012 and 2011 were as follows (in millions):

Total accrued product quality issue as of December 31, 2010	$16.0
Changes in estimates associated with pre-existing liabilities	(2.8)
Product quality claims	(5.7)
Total accrued product quality issue as of December 31, 2011	$7.5
Estimated expense for expected product quality claims	2.2
Product quality claims	(3.0)
Total accrued product quality issues as of December 31, 2012	$6.7
Self Insurance

We use a combination of third-party insurance and self-insurance plans to provide protection against claims relating to workers' compensation/employers' liability, general liability, product liability, auto liability, auto physical damage and other exposures. We use large deductible insurance plans, written through third-party insurance providers, for workers' compensation/employers' liability, general liability, product liability, and auto liability. We also carry umbrella or excess liability insurance for all third-party and self-insurance plans, except for directors' and officers' liability, property damage and various other insurance programs. For property damage, directors' and officers' liability and certain other exposures, we use third-party insurance plans that may include per occurrence and annual aggregate limits. We believe the deductibles and liability limits for all of our insurance policies are appropriate for our business and are adequate for companies of our size in our industry.

We maintain safety and manufacturing programs that are designed to remove risk and improve the effectiveness of our business processes and, as a result, reduce the likelihood and significance of our various retained and insured risks. In recent years, our actual claims experience has collectively trended favorably and therefore, both self-insurance expense and the related liability have decreased.

The self-insurance expense and liabilities are primarily determined based on our historical claims information, as well as industry factors and trends. To the extent actuarial assumptions change and claims experience rates differ from historical rates, our liability may change. Also, the majority of our self-insured risks (excluding auto liability and physical damage) will be paid over an extended period of time. The self-insurance liabilities recorded in Accrued Expenses in the accompanying Consolidated Balance Sheets were $57.2 million and $63.1 million as of December 31, 2012 and 2011, respectively.

Litigation

We are involved in a number of claims and lawsuits incident to the operation of our businesses. Insurance coverages are maintained and estimated costs are recorded for such claims and lawsuits, including costs to settle claims and lawsuits based on experience involving similar matters and specific facts known. Costs related to such matters were not material to the periods presented.

Some of these claims and lawsuits allege health problems resulting from exposure to asbestos and we expect that additional claims will be brought against us in the future. However, our liability exposure from those additional claims cannot be estimated because of numerous uncertainties, including the number of such claims and lawsuits and the costs of defending and settling them, possible adverse judgments in amounts greater than previously experienced, and possible changes in the laws and process governing the compensation of asbestos claimants.

We are also involved in patent litigation claims related to products from an acquired business. The Company believes it has indemnification protection (with certain limitations) for these claims.

It is management's opinion that none of these claims or lawsuits or any threatened litigation will have a material adverse effect on our financial condition, results of operations or cash flows. Claims and lawsuits, however, involve uncertainties and it is possible that their eventual outcome could adversely affect our results of operations for a particular period.

12. Lines of Credit and Financing Arrangements:

The following tables summarize our outstanding debt obligations and the classification in the accompanying Consolidated Balance Sheets (in millions):

	As of December 31,
	2012	2011
Short-Term Debt:
Asset Securitization Program	$30.0	$—
Foreign obligations	4.9	4.7
Total short-term debt	$34.9	$4.7
Current maturities of long-term debt:	$0.7	$0.8
Long-Term Debt:
Capital lease obligations	$16.0	$16.6
Domestic revolving credit facility	135.0	243.0
Senior unsecured notes	200.0	200.0
Total long-term debt	$351.0	$459.6
Total debt	$386.6	$465.1

As of December 31, 2012, the aggregate amounts of required principal payments on total debt were as follows (in millions):

2013	$35.6
2014	0.8
2015	0.9
2016	135.0
2017	200.0
Thereafter	14.3

Short-Term Debt

Foreign Obligations

Through several of our foreign subsidiaries, we have available to us foreign facilities to assist in financing seasonal borrowing needs for our foreign locations. We had $4.9 million and $4.7 million of foreign obligations as of December 31, 2012 and 2011, respectively, that are primarily borrowings under non-committed facilities.

Asset Securitization Program

Under the Receivables Purchase Agreement, or Asset Securitization Program (“ASP”), we are eligible to sell beneficial interests in a portion of our trade accounts receivable to participating financial institutions for cash. The ASP is subject to annual renewal and contains a provision whereby we retain the right to repurchase all of the outstanding beneficial interests transferred. Our continued involvement with the transferred assets includes servicing, collection and administration of the transferred beneficial interests. The accounts receivable securitized under the ASP are high-quality domestic customer accounts that have not aged significantly. The receivables represented by the retained interest that we service are exposed to the risk of loss for any uncollectible amounts in the pool of receivables sold under the RPA. The fair values assigned to the retained and transferred interests are based on the sold accounts receivable carrying value given the short term to maturity and low credit risk.

The sale of the beneficial interests in our trade accounts receivable are reflected as secured borrowings in the accompanying Consolidated Balance Sheets and proceeds received are included in cash flows from financing activities in the accompanying Consolidated Statements of Cash Flows.

On November 16, 2012, we amended the Receivables Purchase Agreement, increasing the maximum securitization amount from $150.0 million to $160.0 million and extending the term of the ASP to November 15, 2013. Also, on March 30, 2012, the parties involved with the ASP agreed to remove Lennox Hearth Products LLC from the program. Any receivables originated by Lennox Hearth Products LLC that remained outstanding as of that date were repurchased by us.

The ASP provides for a maximum securitization amount of the lesser of $160.0 million or 100% of the net pool balance as defined by the ASP. However, eligibility for securitization is limited based on the amount and quality of the qualifying accounts receivable and is calculated monthly. The eligible amounts available and beneficial interests sold were as follows (in millions):

	As of December 31,
	2012	2011
Eligible amount available under the ASP on qualified accounts receivable	$160.0	$150.0
Beneficial interest sold	30.0	—
Remaining amount available	$130.0	$150.0
Under the ASP, we pay certain discount fees to use the program and to have the facility available to us. These fees relate to both the used and unused portions of the securitization. The used fee is based on the beneficial interest sold and calculated on the average floating commercial paper rate determined by the purchaser of the beneficial interest, plus a program fee of 0.60%. The average rates for December 31, 2012 and 2011 were 0.85% and 0.91%, respectively. The unused fee is based on 102% of the maximum available amount less the beneficial interest sold and calculated at a 0.30% fixed rate throughout the term of the agreement. We recorded these fees in Interest Expense, net in the accompanying Consolidated Statements of Operations. The interest expense, including all fees, related to the ASP was as follows (in millions):

	For the Years Ended December 31,
	2012	2011	2010
Interest expense (including fees)	$1.2	$0.7	$0.5

The ASP contains certain restrictive covenants relating to the quality of our accounts receivable and cross-default provisions with our Fourth Amended and Restated Revolving Credit Facility Agreement ("Domestic Revolving Credit Facility") and senior unsecured notes. The administrative agent under the ASP is also a participant in our Domestic Revolving Credit Facility. The participating financial institutions have investment grade credit ratings. We continue to evaluate their credit ratings and have no reason to believe they will not perform under the ASP. As of December 31, 2012, we were in compliance with all covenant requirements.

Long-Term Debt

Domestic Revolving Credit Facility

Under our $650 million Domestic Revolving Credit Facility, we had outstanding borrowings of $135.0 million and $69.9 million committed to standby letters of credit as of December 31, 2012. Subject to covenant limitations, $465.1 million was available for future borrowings. This Domestic Revolving Credit Facility provides for issuance of letters of credit for the full amount of the credit facility and matures in October 2016. Additionally, at our request and subject to certain conditions, the commitments under the Domestic Revolving Credit Facility may be increased by a maximum of $100 million as long as existing or new lenders agree to provide such additional commitments.

Our weighted average borrowing rate on the facility was as follows:

	As of December 31,
	2012	2011
Weighted average borrowing rate	1.46%	1.53%
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

If any event of default occurs and is continuing, lenders with a majority of the aggregate commitments may require the administrative agent to terminate our right to borrow under our Domestic Revolving Credit Facility and accelerate amounts due under our Domestic Revolving Credit Facility (except for a bankruptcy event of default, in which case such amounts will automatically become due and payable and the lenders’ commitments will automatically terminate). As of December 31, 2012, we were in compliance with all covenant requirements.

Senior Unsecured Notes

We issued $200.0 million of senior unsecured notes in May 2010 through a public offering. Interest is paid semiannually on May 15 and November 15 at a fixed interest rate of 4.90% per annum. These notes mature on May 15, 2017.

The notes are guaranteed, on a senior unsecured basis, by each of our domestic subsidiaries that guarantee payment by us of any indebtedness under our Domestic Revolving Credit Facility. The indenture governing the notes contains covenants that, among other things, limit our ability and the ability of the subsidiary guarantors to: create or incur certain liens; enter into certain sale and leaseback transactions; enter into certain mergers, consolidations and transfers of substantially all of our assets; and transfer certain properties. The indenture also contains a cross default provision which is triggered if we default on other debt of at least $75 million in principal which is then accelerated, and such acceleration is not rescinded within 30 days of the notice date. As of December 31, 2012, we were in compliance with all covenant requirements.

Credit Rating

As of December 31, 2012, our senior credit ratings were Baa3 with a negative outlook, and BBB- with a stable outlook, by Moody's Investors Service, Inc. ("Moody's") and Standard & Poor's Rating Group ("S&P"), respectively. Obligations rated Baa3 by Moody's and BBB- by S&P are both judged to be lowest investment grade and subject to moderate credit risk and may possess certain speculative characteristics. The security ratings are not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating. Our goal is to retain investment grade ratings from Moody's and S&P.

13. Employee Benefit Plans:

Over the past several years, we have frozen many of our defined benefit pension and profit sharing plans and replaced them with defined contribution plans. We have a liability for the benefits earned under these inactive plans prior to the date the benefits were frozen. Our defined contribution plans generally include both company and employee contributions which are based on predetermined percentages of compensation earned by the employee. We also have several active defined benefit plans that provide benefits based on years of service.

In addition to freezing the benefits of our defined benefit pension plans, we have also eliminated nearly all of our post-retirement medical benefits. In 2012, we amended the post-retirement benefit plan to shift pre-65 medical coverage for the employees of our largest manufacturing plant so that by 2015, retirees would pay 100% of the cost of post-retirement medical coverage. This change resulted in a significant reduction in the projected benefit obligation for post-retirement medical benefits in 2012.

Defined Contribution Plans

As noted above, we sponsor several defined contribution plans, and we recorded the following expenses related to our contributions to these plans (in millions):

	For the Years Ended December 31,
	2012	2011	2010
Contributions to defined contribution plans(1)	$13.2	$14.3	$13.6

(1) Contributions of $2.0 million, $2.7 million and $3.3 million are included in Loss for discontinued operations for the years ended December 31, 2012, 2011 and 2010 respectively.

Pension and Post-retirement Benefit Plans

As noted above, we have recorded a liability and expenses for our pension and post-retirement plans. The following tables set forth amounts recognized in our financial statements and the plans' funded status (dollars in millions):

	Pension Benefits		Other Benefits
	2012	2011	2012	2011
Accumulated benefit obligation	$406.3	$363.6	N/A	N/A
Changes in projected benefit obligation:
Benefit obligation at beginning of year	$368.8	$336.3	$19.9	$17.0
Service cost	5.8	5.4	0.2	0.8
Interest cost	17.5	17.8	0.4	0.9
Plan participants' contributions	—	—	0.8	0.8
Amendments	—	—	(14.2)	—
Other	4.5	—	—	—
Actuarial loss	47.0	28.9	2.8	2.3
Effect of exchange rates	1.6	(0.7)	—	—
Divestiture	(10.4)	—	—	—
Settlements and curtailments	(1.7)	(2.1)	—	—
Benefits paid	(19.2)	(16.8)	(2.3)	(1.9)
Benefit obligation at end of year	$413.9	$368.8	$7.6	$19.9

Changes in plan assets:
Fair value of plan assets at beginning of year	$242.5	$244.6	$—	$—
Actual gain return on plan assets	32.1	3.8	—	—
Employer contribution	29.4	13.4	1.5	1.1
Plan participants' contributions	—	—	0.8	0.8
Effect of exchange rates	1.0	(0.4)	—	—
Divestiture	(7.3)	—	—	—
Plan settlements	(1.7)	(2.1)	—	—
Benefits paid	(19.2)	(16.8)	(2.3)	(1.9)
Fair value of plan assets at end of year	276.8	242.5	—	—
Funded status / net amount recognized	$(137.1)	$(126.3)	$(7.6)	$(19.9)

Net amount recognized consists of:
Current liability	$(2.7)	$(1.6)	$(1.5)	$(1.3)
Non-current liability	(134.4)	(124.7)	(6.1)	(18.6)
Net amount recognized	$(137.1)	$(126.3)	$(7.6)	$(19.9)

No pension plans were over-funded as of December 31, 2012 or 2011.

	For the Years Ended December 31,
	2012	2011
Pension plans with a benefit obligation in excess of plan assets:
Projected benefit obligation	$413.2	$368.1
Accumulated benefit obligation	405.5	362.9
Fair value of plan assets	276.1	241.8

Our U.S.-based pension plans comprised approximately 88% of the projected benefit obligation and 89% of plan assets as of December 31, 2012.

	Pension Benefits			Other Benefits
	2012	2011	2010	2012	2011	2010
Components of net periodic benefit cost as of December 31:
Service cost	$5.8	$5.4	$5.0	$0.2	$0.8	$0.6
Interest cost	17.5	17.8	17.6	0.4	0.9	0.8
Expected return on plan assets	(19.0)	(19.0)	(19.5)	—	—	—
Amortization of prior service cost	0.4	0.4	0.5	(2.7)	(1.9)	(1.9)
Recognized actuarial loss	8.7	7.0	5.1	1.4	1.2	1.2
Settlements and curtailments	7.1	1.7	1.4	—	—	—
Net periodic benefit cost(1)	$20.5	$13.3	$10.1	$(0.7)	$1.0	$0.7

(1) Pension expense of $6.9 million, $0.8 million and $0.8 million is included in Loss for discontinued operations for the years ended December 31, 2012, 2011 and 2010 respectively.

The following table sets forth amounts recognized in AOCI in our financial statements for 2012 and 2011 (in millions):

	Pension Benefits		Other Benefits
	2012	2011	2012	2011
Amounts recognized in other comprehensive income (loss):
Prior service costs	$(2.8)	$(2.6)	$24.2	$12.7
Actuarial loss	(231.2)	(212.0)	(22.2)	(20.8)
Subtotal	(234.0)	(214.6)	2.0	(8.1)
Deferred taxes	85.2	78.6	(0.8)	3.1
Net amount recognized	$(148.8)	$(136.0)	$1.2	$(5.0)
Changes recognized in other comprehensive income (loss):
Adjustment to OCI due to reclassification	$0.8	$—	$—	$—
Current year prior service costs	—	—	(14.2)	—
Current year actuarial loss	34.0	44.4	2.8	2.3
Effect of exchange rates	0.7	(0.4)	—	—
Amortization of prior service (costs) credits	(0.4)	(0.9)	2.7	1.9
Amortization of actuarial loss	(15.8)	(8.2)	(1.4)	(1.2)
Total recognized in other comprehensive income	$19.3	$34.9	$(10.1)	$3.0
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$39.8	$48.2	$(10.8)	$4.0

The estimated prior service (costs) credits and actuarial gains (losses) that will be amortized from AOCI in 2013 are $(0.5) million and $(10.5) million, respectively, for pension benefits and $3.1 million and $(1.5) million, respectively, for other benefits.

The following tables set forth the weighted-average assumptions used to determine Benefit Obligations and Net Periodic Benefit Cost for the U.S.-based plans in 2012 and 2011:

	Pension Benefits		Other Benefits
	2012	2011	2012	2011
Weighted-average assumptions used to determine benefit obligations as of December 31:
Discount rate	3.97%	4.83%	2.72%	4.64%
Rate of compensation increase	4.23%	4.23%	—	—

	Pension Benefits			Other Benefits
	2012	2011	2010	2012	2011	2010
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate	4.83%	5.45%	6.07%	4.64%	5.30%	5.95%
Expected long-term return on plan assets	8.00%	8.00%	8.00%	—	—	—
Rate of compensation increase	4.23%	4.23%	4.23%	—	—	—

The following tables set forth the weighted-average assumptions used to determine Benefit Obligations and Net Periodic Benefit Cost for the non-U.S.-based plans in 2012 and 2011:

	Pension Benefits
	2012	2011
Weighted-average assumptions used to determine benefit obligations as of December 31:
Discount rate	4.12%	4.93%
Rate of compensation increase	3.48%	3.68%

	Pension Benefits
	2012	2011	2010
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate	4.93%	5.43%	5.98%
Expected long-term return on plan assets	6.26%	5.56%	5.59%
Rate of compensation increase	3.68%	3.98%	3.98%

To develop the expected long-term rate of return on assets assumption for the U.S. plans, we considered the historical returns and the future expectations for returns for each asset category, as well as the target asset allocation of the pension portfolio and the effect of periodic balancing. These results were adjusted for the payment of reasonable expenses of the plan from plan assets. This resulted in the selection of the 8.0% long-term rate of return on assets assumption. A similar process was followed for the non-U.S.-based plans.

To select a discount rate for the purpose of valuing the plan obligations for the U.S. plans, we performed an analysis in which the duration of projected cash flows from defined benefit and retiree healthcare plans was matched with a yield curve based on the appropriate universe of high-quality corporate bonds that were available. We used the results of the yield curve analysis to select the discount rate that matched the duration and payment stream of the benefits in each plan. This resulted in the selection of the 4.02% discount rate assumption for the U.S. qualified pension plans, 3.46% for the U.S. non-qualified pension plans, and 2.72% for the other benefits. A similar process was followed for the non-U.S.-based plans.

Assumed health care cost trend rates have an effect on the amounts reported for our healthcare plan. The following table sets forth the healthcare trend rate assumptions used:

	2012	2011
Assumed health care cost trend rates as of December 31:
Health care cost trend rate assumed for next year	8.40%	8.40%
Rate to which the cost rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2020	2020

A one percentage-point change in assumed healthcare cost trend rates would have the following effects (in millions):

	1-Percentage-Point Increase	1-Percentage-Point Decrease
Effect on total of service and interest cost	$0.1	$(0.1)
Effect on the post-retirement benefit obligation	0.3	(0.3)

Expected future benefit payments are shown in the table below (in millions):

	For the Years Ended December 31,
	2013	2014	2015	2016	2017	2018-2022
Pension benefits	$18.2	$17.3	$18.0	$18.7	$19.1	$111.0
Other benefits	1.5	1.4	0.9	0.7	0.6	1.9

We believe that by adequately diversifying the plan assets, asset returns can be optimized at an acceptable level of risk.  Since equity securities have historically generated higher returns than fixed income securities and the plan is not fully funded, we believe it is appropriate to allocate more assets to equities than fixed income securities. In addition, these categories are further diversified among various asset classes including high yield and emerging markets debt, and international and emerging markets equities in order to avoid significant concentrations of risk. Our U.S. pension plan represents 89%, our Canadian pension plan 6%, and our United Kingdom (“U.K.”) pension plan 5% of the total fair value of our plan assets as of December 31, 2012.

Our U.S. pension plans' weighted-average asset allocations as of December 31, 2012 and 2011, by asset category, are as follows:

	Plan Assets as of December 31,
Asset Category	2012	2011
U.S. equity	34.2%	33.6%
International equity	26.1	24.4
Fixed income	37.8	41.9
Money market/cash	1.9	0.1
Total	100.0%	100.0%

U.S. pension plan investments are invested within the following range targets:

Asset Category	Target
U.S. equity	36.0%
International equity	24.0%
Fixed income	38.0%
Money market/cash/guaranteed investment contracts	2.0%

Our Canadian pension plan was invested solely in a balanced fund that maintains diversification among various asset classes, including Canadian common stocks, bonds and money market securities, U.S. equities, other international equities and fixed income investments. Our U.K. pension plan was invested in a broad mix of assets consisting of U.K., U.S. and international equities, and U.K. fixed income securities, including corporate and government bonds.

The fair values of our pension plan assets, by asset category, are as follows (in millions):

	Fair Value Measurements as of December 31, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Asset Category:
Cash and cash equivalents	4.5	—	—	4.5
Commingled pools / Collective Trusts
U.S. equity(1)	—	36.7	—	36.7
International equity (2)	—	60.3	—	60.3
Fixed income (3)	—	85.3	—	85.3
Mutual funds
U.S. equity (4)	47.3	—	—	47.3
International equity (4)	3.9	—	—	3.9
Fixed income (5)	7.8	—	—	7.8
Balanced pension trust (6)
U.S. equity	—	2.4	—	2.4
International equity	—	7.9	—	7.9
Fixed income	—	6.6	—	6.6
Pension fund
U.S. equity (7)	—	1.3	—	1.3
International equity (7)	—	6.7	—	6.7
Fixed income (8)	—	6.1	—	6.1
Total	63.5	213.3	—	276.8

	Fair Value Measurements as of December 31, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Asset Category:
Cash and cash equivalents	0.2	—	—	0.2
Commingled pools / Collective Trusts
U.S. equity(1)	—	33.4	—	33.4
International equity (2)	—	48.3	—	48.3
Fixed income (3)	—	81.9	—	81.9
Mutual funds
U.S. equity (4)	38.8	—	—	38.8
International equity (4)	4.4	—	—	4.4
Fixed income (5)	8.4	—	—	8.4
Balanced pension trust (6)
U.S. equity	—	2.1	—	2.1
International equity	—	6.5	—	6.5
Fixed income	—	6.5	—	6.5
Pension fund
U.S. equity (7)	—	1.1	—	1.1
International equity (7)	—	5.5	—	5.5
Fixed income (8)	—	4.8	—	4.8
Money market instruments (9)	—	0.7	—	0.7
Total	51.8	190.8	—	242.6

Additional information about assets measured at Net Asset Value (“NAV”) per share (in millions):

	As of December 31, 2012
	Fair Value	Redemption Frequency (if currently eligible)	Redemption Notice Period
Asset Category:
Commingled pools / Collective Trusts
U.S. equity (1)	$36.7	n/a	n/a
International equity (2)	60.3	Monthly	10 - 15 days
Fixed income (3)	85.3	Quarterly	15 days
Mutual funds
U.S. equity (4)	47.3	n/a	n/a
International equity (4)	3.9	n/a	n/a
Fixed income (5)	7.8	n/a	n/a
Balanced pension trust (6)
U.S. equity	2.4	Daily	5 days
International equity	7.9	Daily	5 days
Fixed income	6.6	Daily	5 days
Pension fund
U.S. equity (7)	1.3	Daily	7 days
International equity (7)	6.7	Daily	7 days
Fixed income (8)	6.1	Daily	7 days
Total	$272.3

	As of December 31, 2011
	Fair Value	Redemption Frequency (if currently eligible)	Redemption Notice Period
Asset Category:
Commingled pools / Collective Trusts
U.S. equity (1)	$33.4	n/a	n/a
International equity (2)	48.3	Monthly	10 - 15 days
Fixed income (3)	81.9	Quarterly	15 days
Mutual funds
U.S. equity (4)	38.8	n/a	n/a
International equity (4)	4.4	n/a	n/a
Fixed income (5)	8.4	n/a	n/a
Balanced pension trust (6)
U.S. equity	2.1	Daily	5 days
International equity	6.5	Daily	5 days
Fixed income	6.5	Daily	5 days
Pension fund
U.S. equity (7)	1.1	Daily	7 days
International equity (7)	5.5	Daily	7 days
Fixed income (8)	4.8	Daily	7 days
Money market instruments (9)	0.7	Daily	7 days
Total	$242.4

(1)	This category includes investments primarily in U.S. equity securities that include large, mid and small capitalization companies.
(2)	This category includes investments primarily in non-U.S. equity securities that include large, mid and small capitalization companies in large developed markets as well as emerging markets equities.
(3)	This category includes investments in U.S. investment grade and high yield fixed income securities, non-U.S. fixed income securities and emerging markets fixed income securities.
(4)	These funds seek capital appreciation and generally invest in common stocks of U.S. and non-U.S. issuers. They may invest in growth stocks or value stocks.
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

The majority of our commingled pool /collective trusts, mutual funds and balanced pension trusts are managed by professional investment advisors. The NAVs per share are furnished in monthly and/or quarterly statements received from the investment advisors and reflect valuations based upon their pricing policies. We have assessed the classification of the inputs used to value these investments at Level 1 for mutual funds and Level 2 for commingled pool / collective trusts and balanced pension trusts through examination of their pricing policies and the related controls and procedures. The fair values we report are based on the pool or trust's NAV per share. The NAVs per share are calculated periodically (daily or no less than one time per month) as the aggregate value of each pool or trust's underlying assets divided by the number of units owned. See Note 20 for information about our fair value hierarchies and valuation techniques.

14. Stock-Based Compensation:

Stock-Based Compensation expense related to continuing operations is included in Selling, General and Administrative expenses in the accompanying Consolidated Statements of Operations as follows (in millions):

	For the Years Ended December 31,
	2012	2011	2010
Compensation expense(1)	$15.2	$13.7	$15.4

(1) Stock-Based Compensation expense is recorded in our Corporate and other business segment.

Incentive Plan

Under the Lennox International Inc. 2010 Incentive Plan, as amended and restated (the “2010 Incentive Plan”), we are authorized to issue awards for 24.3 million shares of common stock. As of December 31, 2012, awards for 20.6 million shares of common stock had been granted, net of cancellations and repurchases, and there were 3.7 million shares available for future issuance.

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

Performance share units vest if, at the end of the three-year performance period, at least the threshold performance level has been attained. To the extent that the payout level attained is less than 100%, the difference between 100% and the units earned and distributed will be forfeited. Eligible participants may also earn additional units of our common stock, which would increase the potential payout from 101% to 200% of the units granted, depending on LII's performance over the three-year performance period.

Performance share units under the 2010 Incentive Plan are classified as equity awards. The fair value of units is calculated as the average of the high and low market price of the stock on the date of grant discounted by the expected dividend rate over the service period. Units are amortized to expense ratably over the service period. The compensation expense for any additional units which may be earned is estimated each reporting period based on the fair value of the stock at the date of grant. The number of units expected to be earned will be adjusted, as necessary, to reflect the actual number of units awarded.

The following table provides information on our performance share units (dollars in millions, except weighted-average fair values of grants):

	For the Years Ended December 31,
	2012	2011	2010
Performance Share Units:
Compensation expense	$5.7	$1.7	$4.1
Weighted-average fair value of grants, per share	$48.64	$31.78	$44.85
Payout ratio for shares paid	52.5%	—%	127.7%

A summary of the status of our undistributed performance share units as of December 31, 2012, and changes during the year then ended, is presented below (in millions, except per share data):

	Shares	Weighted- Average Grant Date Fair Value per Share
Undistributed performance share units:
Undistributed as of December 31, 2011	0.9	$33.40
Granted	0.1	48.64
Adjustments to shares paid based on payout ratio	(0.1)	26.58
Distributed	(0.1)	25.73
Forfeited	(0.1)	35.96
Undistributed as of December 31, 2012(1)	0.7	$39.06

(1) Undistributed performance share units include approximately 0.5 million units with a weighted-average grant date fair value of $40.31 per share that had not yet vested and 0.2 million units that have vested but were not yet distributed.

As of December 31, 2012, we had $12.1 million of total unrecognized compensation cost related to non-vested performance share units that is expected to be recognized over a weighted-average period of 2.3 years. Our estimated forfeiture rate for performance share units was 20.0% as of December 31, 2012.

The total fair value of performance share units distributed and the resulting tax deductions to realize tax benefits were as follows (in millions):

	For the Years Ended December 31,
	2012	2011	2010
Fair value of performance share units distributed	$6.0	$—	$13.2
Realized tax benefits from tax deductions	2.3	—	5.0

Our practice is to issue new shares of common stock or utilize treasury stock to satisfy performance share unit distributions.

Restricted Stock Units

Under the 2010 Incentive Plan, restricted stock units are issued to attract and retain key employees. Generally, at the end of a three-year retention period, the units will vest and be distributed in shares of our common stock to the participant.

Restricted stock units under the 2010 Incentive Plan are classified as equity awards. The fair value of units granted is the average of the high and low market price of the stock on the date of grant discounted by the expected dividend rate over the service period. Units are amortized to compensation expense ratably over the service period. The following table provides information on our restricted stock units (dollars in millions, except weighted-average fair value of grants):

	For the Years Ended December 31,
	2012	2011	2010
Restricted Stock Units:
Compensation expense	$5.0	$6.6	$6.6
Weighted-average fair value of grants, per share	$48.45	$32.34	$44.80

A summary of the status of our non-vested restricted stock units as of December 31, 2012 and changes during the year then ended is presented below (in millions, except per share data):

	Shares	Weighted- Average Grant Date Fair Value per Share
Non-vested restricted stock units:
Non-vested as of December 31, 2011	0.6	$36.51
Granted	0.2	48.45
Distributed	(0.2)	35.16
Forfeited	(0.1)	36.55
Non-vested as of December 31, 2012	0.5	$40.50

As of December 31, 2012, we had $11.9 million of total unrecognized compensation cost related to non-vested restricted stock units that is expected to be recognized over a weighted-average period of 2.3 years. Our estimated forfeiture rate for restricted stock units was 20.9% as of December 31, 2012.

The total fair value of restricted stock units vested and the resulting tax deductions to realize tax benefits were as follows (in millions):

	For the Years Ended December 31,
	2012	2011	2010
Fair value of restricted stock units vested	$8.6	$8.8	$9.4
Realized tax benefits from tax deductions	3.3	3.4	3.6

Our practice is to issue new shares of common stock or utilize treasury stock to satisfy restricted stock unit vestings.

Stock Appreciation Rights

In 2003, we began awarding stock appreciation rights to certain employees. Each recipient is given the “right” to receive a value, paid in shares of our common stock, equal to the future appreciation of our common stock price. Stock appreciation rights generally vest in one-third increments beginning on the first anniversary date after the grant date, and expire after seven years. The following table provides information on our stock appreciation rights (dollars in millions, except weighted-average fair value of grants):

	For the Years Ended December 31,
	2012	2011	2010
Stock Appreciation Rights:
Compensation expense	$4.5	$5.4	$4.7
Weighted-average fair value of grants, per share	14.34	9.39	13.75

Compensation expense for stock appreciation rights is based on the fair value on the date of grant and is recognized over the service period. The fair value for these awards is estimated using the Black-Scholes-Merton valuation model. We use historical stock price data and other pertinent information to estimate the expected volatility and the outstanding period of the award for separate groups of employees that have similar historical exercise behavior to estimate expected life. The risk-free interest rate was based on zero-coupon U.S. Treasury instruments with a remaining term equal to the expected life of the stock appreciation right at the time of grant.

The fair value of each stock appreciation right granted in 2012, 2011 and 2010 is estimated on the date of grant using the following assumptions:

	2012	2011	2010
Expected dividend yield	1.75%	2.39%	1.46%
Risk-free interest rate	0.48%	0.62%	1.46%
Expected volatility	40.42%	41.94%	39.93%
Expected life (in years)	4.14	4.07	4.04

A summary of the status of our stock appreciation rights as of December 31, 2012, and changes during the year then ended, is presented below (in millions, except per share data):

	Shares	Weighted-Average Exercise Price per Share
Stock appreciation rights:
Outstanding as of December 31, 2011	2.9	$34.85
Granted	0.4	51.15
Exercised	(1.0)	31.82
Forfeited	(0.1)	37.81
Outstanding as of December 31, 2012	2.2	38.93
Exercisable as of December 31, 2012	1.3	$35.75

The following table summarizes information about stock appreciation rights outstanding as of December 31, 2012 (in millions, except per share data and years):

	Stock Appreciation Rights Outstanding		Stock Appreciation Rights Exercisable
Range of Exercise Prices per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
$28.24 - $51.40	4.8	$30.0	3.7	$21.3

As of December 31, 2012, we had $9.7 million of unrecognized compensation cost related to non-vested stock appreciation rights that is expected to be recognized over a weighted-average period of 2.3 years. Our estimated forfeiture rate for stock appreciation rights was 19.6% as of December 31, 2012.

The total intrinsic value of stock appreciation rights exercised and the resulting tax deductions to realize tax benefits were as follows (in millions):

	For the Years Ended December 31,
	2012	2011	2010
Intrinsic value of stock appreciation rights exercised	$14.4	$4.2	$10.1
Realized tax benefits from tax deductions	5.5	1.6	3.9

Our practice is to issue new shares of common stock or utilize treasury stock to satisfy the exercise of stock appreciation rights.

Employee Stock Purchase Plan

In May 2012, LII shareholders approved the 2012 Employee Stock Purchase Plan, or “2012 ESPP,” that allows effectively all employees who meet certain service requirements to purchase our common stock through payroll deductions at the end of three month offering periods. The purchase price for such shares is 95% of the fair market value of the stock on the last day of the offering period. A maximum of 2.5 million shares is authorized for purchase until the 2012 ESPP plan termination date of May 10, 2022, unless terminated earlier at the discretion of the Board of Directors.

Employees purchased approximately 17,300 shares under the 2012 ESPP during the year ended December 31, 2012. Approximately 2.5 million shares were available for purchase under the 2012 ESPP as of December 31, 2012.

15. Stock Repurchases:

In 2008, our Board of Directors approved a $300 million share repurchase plan, with no stated expiration date, authorizing the repurchase of shares of our common stock through open market purchases (the “2008 Share Repurchase Plan”). In December 2011, our Board of Directors increased the authorized amount of shares that could be repurchased under the 2008 Share Repurchase Plan by $100 million to $400 million. In 2012, we used $50.1 million to acquire 1.1 million shares of stock under this share repurchase plan, and as of December 31, 2012, $71.2 million of shares may yet be purchased.

In December 2012, our Board of Directors approved a $300 million share repurchase plan, with no stated expiration date, authorizing the repurchase of shares of our common stock through open market purchases (the "2012 Share Repurchase Plan"). As of December 31, 2012, no shares were repurchased under this plan.

16. Restructuring Charges:

As part of the effort to achieve our strategic priorities of manufacturing and sourcing excellence and expense reduction, we initiated various rationalization actions designed to lower our cost structure. As more fully explained in Note 19, restructuring charges are not included in our calculation of segment profit (loss).

Detailed below are descriptions of the ongoing restructuring actions and their related activity in 2012.

Refrigeration

We began to exit OEM coil manufacturing and contract coil manufacturing in our Refrigeration operations in Milperra, Australia in 2010. The exit of our OEM coil manufacturing was substantially complete in 2010. We initiated restructuring activities related to the exit of contract coil manufacturing in the third quarter of 2010, and in 2012, we recognized the remaining $0.6 million in plant closure costs. Also, in 2012, we reversed $0.3 million in estimated severance expenses based on actual costs incurred. We do not expect to incur any future costs related to the exit of OEM coil manufacturing or contract coil manufacturing in Milperra, Australia.

Corporate and Other

In the third quarter of 2011, we terminated our airplane lease, closed the aviation department, and reorganized certain support functions within our organization. Substantially all of the costs related to these activities were recognized in the third quarter of 2011 and consisted of $4.3 million in lease termination costs, $1.1 million in severance costs and $0.4 million in accelerated depreciation and other charges. We do not expect to incur any future costs related to this restructuring activity.

Regional Distribution Network

In the fourth quarter of 2008, we commenced the transition of activities performed at our North American Parts Center in Des Moines, Iowa to other locations, including our North American Distribution Center in Marshalltown, Iowa. In 2012, we recorded expense of $2.7 million primarily related to lease termination charges. We do not expect to incur any future costs related to this restructuring activity.

Total Restructuring

Information regarding the restructuring charges for all plans related to continuing operations is as follows (in millions):

	Charges Incurred in 2012	Charges Incurred to Date	Total Charges Expected to be Incurred
Severance and related expense	$1.2	$27.3	$27.3
Asset write-offs and accelerated depreciation	—	10.0	10.0
Equipment moves	0.1	1.5	1.5
Lease termination	2.4	7.2	7.2
Other	0.5	12.2	12.2
Total	$4.2	$58.2	$58.2
Information regarding the restructuring charges by segment is as follows (in millions):

	Charges Incurred in 2012	Charges Incurred to Date	Total Charges Expected to be Incurred
Residential Heating & Cooling	$2.7	$20.4	$20.4
Commercial Heating & Cooling	—	7.8	7.8
Refrigeration	1.6	24.3	24.3
Corporate & Other	(0.1)	5.7	5.7
Total	$4.2	$58.2	$58.2
Restructuring reserves related to continuing operations are included in Accrued Expenses in the accompanying Consolidated Balance Sheets. The table below details activity within the restructuring reserves (in millions):

Description of Reserves	Balance as of December 31, 2011	Charged to Earnings	Cash Utilization	Non-Cash Utilization and Other	Balance as of December 31, 2012
Severance and related expense	$2.3	$1.2	$(2.8)	$—	$0.7
Asset write-offs and accelerated depreciation	—	—	—	—	—
Equipment moves	—	0.1	(0.1)	—	—
Lease termination	—	2.4	(1.2)	—	1.2
Other	0.1	0.5	—	(0.1)	0.5
Total restructuring reserves	$2.4	$4.2	$(4.1)	$(0.1)	$2.4

Description of Reserves	Balance as of December 31, 2010	Charged to Earnings	Cash Utilization	Non-Cash Utilization and Other	Balance as of December 31, 2011
Severance and related expense	$3.7	$3.8	$(5.2)	$—	$2.3
Asset write-offs and accelerated depreciation	—	1.0	0.3	(1.3)	—
Equipment moves	—	0.5	(0.5)	—	—
Lease termination	0.2	4.1	(4.3)	—	—
Other	0.2	3.1	(3.2)	—	0.1
Total restructuring reserves	$4.1	$12.5	$(12.9)	$(1.3)	$2.4

Plans related to Discontinued Operations

We began to reorganize certain administrative functions and the management structure of our Service Experts business in the fourth quarter of 2010. In 2012, we recognized $1.1 million of severance and other costs in Loss from discontinued operations. Restructuring reserves of $0.2 million are included in Liabilities of discontinued operations as of December 31, 2012.

17. Discontinued Operations:

Service Experts

In September 2012, the Company announced the planned sale of its Service Experts business, and as a result, the Service Experts business qualifies as a discontinued operation. The Service Experts business had previously been reported within the Company’s Service Experts segment along with a commercial service business called Lennox National Account Services (NAS). As of December 31, 2012, the Service Experts business was included in discontinued operations, NAS was included in the Company's Commercial Heating & Cooling segment, and the Service Experts reportable segment was eliminated. Results for all periods have been revised to conform with this new presentation.

A summary of net trade sales, pre-tax operating income (losses) and other supplemental information for our Service Experts business is detailed below (in millions):

	For the Years Ended December 31,
	2012	2011	2010
Net trade sales(1)	$385.1	$448.4	$514.8
Pre-tax operating (loss) income(1)(2)	(50.8)	(10.5)	2.6

(1) Excludes eliminations of intercompany sales and any associated profit.
(2) Pre-tax operating loss for the year ended December 31, 2012 includes a $20.5 million goodwill impairment loss (see impairment discussion below).
The assets and liabilities of the Service Experts business are classified as held for sale as of December 31, 2012 and are carried at their fair values less costs to sell, based on indications of market value through our pursuit of strategic alternatives for the business. The assets and liabilities of the Service Experts business include the following in the accompanying Consolidated Balance Sheets (in millions):

	As of December 31,
	2012	2011
Assets of discontinued operations:
Accounts receivable, net	$11.2	$14.4
Inventories, net	4.8	6.3
Property, plant and equipment, net	3.6	3.8
Goodwill and intangible assets, net	66.2	83.2
Deferred income taxes	5.5	10.1
Other assets	7.3	7.7
Liabilities of discontinued operations:
Accounts payable	$16.7	$16.0
Accrued expenses	38.5	40.1
Deferred income taxes	—	3.7
Other liabilities	—	0.2

Goodwill

Goodwill of $66.0 million and $82.4 million is included in Assets of discontinued operations as of December 31, 2012 and 2011, respectively. The Goodwill balance included in Assets of discontinued operations as of December 31, 2012 includes accumulated impairment charges of $228.5 million, of which $208.0 million is from prior periods and $20.5 million is from 2012.

Goodwill and Long-lived Asset Impairment Considerations

In the third quarter of 2012, we announced the planned sale of the Service Experts business and, as a result of the sales process, we received indications of market value of the business that were less than its carrying value. Utilizing these indications of fair value, we determined that the carrying values of our long-lived assets were fully recoverable. We also recorded a goodwill impairment of $20.5 million in the results from Discontinued operations. This goodwill impairment is an estimate that will be finalized once we complete our analysis of strategic alternatives for the business. Adjustments to the estimate will be made in future periods as necessary. We will continue to monitor our reporting units in future periods to determine if a change in facts and circumstances warrants a re-evaluation of our long-lived assets or goodwill.

Hearth

In April 2012, the Company announced the sale of its Hearth business to Comvest Investment Partners IV in an all cash transaction. The Hearth business had historically been included in the Company’s Residential Heating & Cooling Segment. We sold the Hearth business for net proceeds of $10.1 million, which excludes the transaction costs and cash transferred with the business.

A summary of net trade sales and pre-tax operating losses for our Hearth business is detailed below (in millions):

	For the Years Ended December 31,
	2012	2011	2010
Net trade sales	$23.5	$81.5	$78.9
Pre-tax operating loss (1)	(13.7)	(26.3)	(25.2)
Gain (loss) on sale of business	(0.9)	—	—

(1)
Pre-tax operating loss includes a $6.3 million first quarter 2012 pre-tax charge for the write-down of net assets to their estimated fair value and a $6.3 million settlement charge in the second quarter of 2012 related to actuarial losses recognized upon transition of a pension obligation to the acquirer of the Hearth business. Offsetting these charges was a $3.5 million gain in the second quarter of 2012 related to realized foreign currency translation adjustments.

The assets and liabilities of the Hearth business include the following in the accompanying Consolidated Balance Sheets (in millions):

	As of December 31,
	2012	2011
Assets of discontinued operations:
Accounts receivable, net	$—	$7.3
Inventories, net	—	12.4
Property, plant and equipment, net	—	5.4
Deferred income taxes	—	9.1
Other assets	—	0.8
Liabilities of discontinued operations:
Accounts payable	$—	$6.0
Accrued expenses	—	5.2
Other liabilities	—	0.4

Goodwill and Long-lived Asset Impairment Considerations

Due to the prolonged uncertainty in the recovery of the residential new construction market, our long-term outlook for our Hearth reporting unit declined, and in the fourth quarter of 2011, we began to pursue strategic alternatives for the business. Our Hearth reporting unit was heavily dependent on the residential new construction market; more so than our other reporting units due to its product offerings: fireplaces, stoves and venting products. As a result of this decline in expectations for this reporting unit, we tested our long-lived assets and goodwill for impairment in the fourth quarter of 2011 and again in the first quarter of 2012.

For our long-lived assets, we determined that certain assets' carrying values were not recoverable, and accordingly, wrote them to their net realizable value. This resulted in impairments of $5.1 million and $1.6 million for property, plant and equipment and amortizable customer relationships, respectively, in 2011, and an additional impairment of $6.3 million for property, plant and equipment in 2012. For goodwill, we performed a goodwill impairment test and determined that the carrying value of our Hearth reporting unit exceeded its fair value. The fair value of the reporting unit was based primarily on indications of market value through our pursuit of strategic alternatives. Accordingly, an impairment loss of $7.6 million, representing the entire goodwill for this reporting unit, was recorded in 2011.

18. Earnings Per Share:

Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net income by the sum of the weighted-average number of shares and the number of equivalent shares assumed outstanding, if dilutive, under our stock-based compensation plans.

The computations of basic and diluted earnings per share for Income from Continuing Operations were as follows (in millions, except per share data):

	For the Years Ended December 31,
	2012	2011	2010
Net income	$90.0	$88.3	$116.2
Add: Loss from discontinued operations	45.0	23.2	9.7
Income from continuing operations	$135.0	$111.5	$125.9

Weighted-average shares outstanding – basic	50.7	52.5	54.6
Effect of diluted securities attributable to stock-based payments	0.7	0.9	1.2
Weighted-average shares outstanding – diluted	51.4	53.4	55.8

Earnings per share from continuing operations:
Basic	$2.66	$2.12	$2.31
Diluted	$2.63	$2.09	$2.26
Certain stock appreciation rights were outstanding, but not included in the diluted earnings per share calculation because the assumed exercise of such rights would have been anti-dilutive. The details are as follows (in millions, except per share data):

	For the Years Ended December 31,
	2012	2011	2010
Weighted-average number of shares	0.1	1.5	0.3
Price ranges per share	$51.11 - $51.40	$34.06 - $46.78	$46.78

19. Reportable Business Segments:

We operate in three reportable business segments of the heating, ventilation, air conditioning and refrigeration (“HVACR”) industry. Our segments are organized primarily by the nature of the products and services provided.

In September 2012, we announced the planned sale of our Service Experts business. The Service Experts business had previously been reported within our Service Experts segment along with a commercial service business called Lennox National Account Services (NAS). Beginning in the third quarter of 2012, the Service Experts business was included in discontinued operations, NAS was included in our Commercial Heating & Cooling segment, and the Service Experts reportable segment was eliminated. Segment results for all periods have been revised to conform to this new presentation.

The table below details the nature of the operations for each reportable segment:

Segment	Product or Services	Markets Served	Geographic Areas
Residential Heating & Cooling	Furnaces, air conditioners, heat pumps, packaged heating and cooling systems, indoor air quality equipment, comfort control products, replacement parts	Residential Replacement; Residential New Construction	United States Canada
Commercial Heating & Cooling	Unitary heating and air conditioning equipment, applied systems, controls, installation and service of commercial heating and cooling equipment	Light Commercial	United States Canada Europe
Refrigeration	Condensing units, unit coolers, fluid coolers, air cooled condensers, air handlers, process chillers, controls, compressorized racks, supermarket display cases and systems	Light Commercial Food Preservation; Non-Food/Industrial	United States Canada Europe Asia Pacific South America

We use segment profit or loss as the primary measure of profitability to evaluate operating performance and to allocate capital resources. We define segment profit or loss as a segment’s income or loss from continuing operations before income taxes included in the accompanying Consolidated Statements of Operations, excluding certain items. The reconciliation below details the items excluded.

Our corporate costs include those costs related to corporate functions such as legal, internal audit, treasury, human resources, tax compliance and senior executive staff. Corporate costs also include the long-term share-based incentive awards provided to employees throughout LII. We recorded these share-based awards as Corporate costs because they are determined at the discretion of the Board of Directors and based on the historical practice of doing so for internal reporting purposes.

As they arise, transactions between segments are recorded on an arm’s-length basis using the relevant market prices. Any intercompany sales and associated profit (and any other intercompany items) are eliminated from segment results. There were no significant intercompany eliminations included in the results presented in the table below.

Net sales and segment profit (loss) by business segment, along with a reconciliation of segment profit (loss) to Income from continuing operations before income taxes are shown below (in millions):

	For the Years Ended December 31,
	2012	2011	2010
Net Sales (1)
Residential Heating & Cooling	$1,375.8	$1,259.5	$1,338.5
Commercial Heating & Cooling	785.4	776.2	695.8
Refrigeration	788.2	805.2	550.9
	$2,949.4	$2,840.9	$2,585.2
Segment Profit (Loss) (2)
Residential Heating & Cooling	$102.9	$87.6	$146.8
Commercial Heating & Cooling	99.5	87.6	77.8
Refrigeration	81.9	77.5	61.4
Corporate and other	(60.1)	(54.9)	(66.0)
Subtotal that includes segment profit and eliminations	224.2	197.8	220.0
Reconciliation to income from continuing operations before income taxes:
Special product quality adjustment	1.1	(4.3)	(0.2)
Items in (Gains) losses and other expenses, net that are excluded from segment profit (3)	(0.2)	5.2	4.3
Restructuring charges	4.2	12.5	11.4
Interest expense, net	17.1	16.8	12.8
Other expense, net	0.3	0.3	1.0
Income from continuing operations before income taxes	$201.7	$167.3	$190.7

(1) On a consolidated basis, no revenues from transactions with a single customer were 10% or greater of our consolidated net sales for any of the periods presented.
(2) We define segment profit and loss as a segment's income or loss from continuing operations before income taxes included in the accompanying Consolidated Statements of Operations, excluding the following:

•	Special product quality adjustments;

•	Items in (Gains) losses and other expenses, net (see table note 3 below);

•	Restructuring charges;

•	Goodwill, long-lived asset, and equity method investment impairments;

•	Interest expense, net;

•	Other expense, net.
(3) Items in (Gains) losses and other expenses, net that are excluded from segment profit include the following: asset impairment, net change in unrealized gains and/or losses on open futures contracts, special legal contingency charge, and other items.

Total assets by business segment are shown below (in millions). The assets in the Corporate and other segment primarily consist of cash, short-term investments and deferred tax assets. Assets recorded in the operating segments represent those assets directly associated with those segments.

	As of December 31,
	2012	2011	2010
Total Assets
Residential Heating & Cooling	$457.5	$453.2	$474.6
Commercial Heating & Cooling	321.9	306.4	299.1
Refrigeration	585.3	558.2	389.7
Corporate and other	228.6	227.4	349.7
Total assets	1,593.3	1,545.2	1,513.1
Discontinued operations (See Note 17)	98.6	160.5	178.9
Total assets	$1,691.9	$1,705.7	$1,692.0

Total capital expenditures by business segment are shown below (in millions):

	For the Years Ended December 31,
	2012	2011	2010
Capital Expenditures
Residential Heating & Cooling	$13.7	$10.9	$17.2
Commercial Heating & Cooling	8.7	6.7	6.5
Refrigeration	15.6	13.2	6.9
Corporate and other	12.2	10.6	12.5
Total capital expenditures	$50.2	$41.4	$43.1

There were no significant new capital leases in 2012, 2011 or 2010.

The depreciation and amortization expenses by business segment are shown below (in millions):

	For the Years Ended December 31,
	2012	2011	2010
Depreciation and Amortization
Residential Heating & Cooling	$19.9	$19.6	$18.8
Commercial Heating & Cooling	8.5	8.6	8.5
Refrigeration	13.0	14.8	8.7
Corporate and other	14.0	13.6	12.9
Total depreciation and amortization	$55.4	$56.6	$48.9

The equity method investments are shown below (in millions):

	For the Years Ended December 31,
	2012	2011	2010
Income from Equity Method Investments
Refrigeration	$2.6	$2.5	$1.3
Corporate and other(1)	7.9	7.1	8.8
Total income from equity method investments	$10.5	$9.6	$10.1

(1) A significant portion of income for equity method investments is allocated to our Residential Heating & Cooling and Commercial Heating & Cooling segments. We allocated $5.0 million, $4.9 million and $5.6 million to those segments in 2012, 2011 and 2010 respectively.

The following tables set forth certain financial information relating to our operations by geographic area based on the domicile of our operations (in millions):

	For the Years Ended December 31,
	2012	2011	2010
Net Sales to External Customers by Point of Shipment
United States	$2,147.2	$2,018.1	$1,866.4
Canada	226.7	219.2	214.5
International	575.5	603.6	504.3
Total net sales to external customers	$2,949.4	$2,840.9	$2,585.2

	As of December 31,
	2012	2011	2010
Property, Plant and Equipment, net
United States	$227.9	$233.4	$215.0
Mexico	28.0	28.0	33.0
Canada	0.6	0.6	0.7
International	41.7	38.7	59.8
Total property, plant and equipment, net	$298.2	$300.7	$308.5

20. Fair Value Measurements:
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Our framework for measuring fair value is established on a three-level hierarchy for fair value measurements. Fair value is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date and requires consideration of our creditworthiness when valuing certain liabilities.

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

Level 3 -
Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable inputs that reflect the reporting entity's own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

Fair Value Techniques

Our valuation techniques are applied to all of the assets and liabilities carried at fair value. Where available, the fair values are based upon quoted prices in active markets. However, if quoted prices are not available, then the fair values are based upon quoted prices for similar assets or liabilities or independently sourced market parameters, such as credit default swap spreads, yield curves, reported trades, broker/dealer quotes, interest rates and benchmark securities. For assets and liabilities with a lack of observable market activity, if any, the fair values are based upon discounted cash flow methodologies incorporating assumptions that, in our judgment, reflect the assumptions a marketplace participant would use. To ensure that financial assets and liabilities are recorded at fair value, valuation adjustments may be required to reflect either party's creditworthiness and ability to pay. Where appropriate, these amounts were incorporated into our valuations as of December 31, 2012 and 2011, the measurement dates.

Assets Measured at Fair Value on a Recurring Basis

The following table presents the fair value hierarchy for those assets measured at fair value on a recurring basis (in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)
	As of December 31,
	2012	2011
Investment in marketable equity securities (1)	$10.6	$8.4

(1)	Investment in marketable equity securities is recorded in Other assets, net in the accompanying Consolidated Balance Sheets.

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

	Quoted Prices in Active Markets for Similar Instruments (Level 2)
	As of December 31,
	2012	2011
Senior unsecured notes	$212.3	$207.0

21. Selected Quarterly Financial Information (unaudited):

The following tables provide information on net sales, gross profit, net income, earnings per share and dividends declared per share by quarter (in millions, except per share data):

	Net Sales (1)		Gross Profit (1)		Net Income (Loss) (1)
	2012	2011	2012	2011	2012	2011
First Quarter	$614.4	$582.6	$140.9	$130.9	$(6.1)	$(7.2)
Second Quarter	840.4	808.6	208.1	199.0	44.7	45.0
Third Quarter	809.7	801.2	204.9	186.6	29.4	33.8
Fourth Quarter	684.9	648.5	168.4	153.4	21.9	16.7

	Basic Earnings (Loss) per Share (2)		Diluted Earnings (Loss) per Share (2)		Dividends per Common Share (2)
	2012	2011	2012	2011	2012	2011
First Quarter	$(0.12)	$(0.13)	$(0.12)	$(0.13)	$0.18	$0.18
Second Quarter	0.88	0.85	0.87	0.83	0.18	0.18
Third Quarter	0.58	0.65	0.57	0.64	0.20	0.18
Fourth Quarter	0.44	0.32	0.43	0.32	0.20	0.18

(1) The sum of the quarterly results for each of the four quarters may not equal the full year results due to rounding.

(2) EPS for each quarter is computed using the weighted-average number of shares outstanding during that quarter, while EPS for the fiscal year is computed using the weighted-average number of shares outstanding during the year. Thus, the sum of the EPS for each of the four quarters may not equal the EPS for the fiscal year.

Summary of 2012 Quarterly Results

The following unusual or infrequent pre-tax items were included in the 2012 quarterly results:

1st Quarter. We recorded a $6.3 million charge for the write-down of net assets to their estimated fair value related to our Hearth business. Refer to Note 17 for more information. We also recognized $2.6 million primarily in lease termination charges related to the Regional Distribution Network restructuring plan. Refer to Note 16 for more details on this restructuring plan.

2nd Quarter. Related to the sale of our Hearth business, we recorded a $6.3 million settlement charge as a result of actuarial losses recognized upon transition of a pension obligation to the acquirer of the business. Partially offsetting this charge was a $3.5 million gain in the second quarter of 2012 related to realized foreign currency translation adjustments. Refer to Note 17 for more information.

3rd Quarter. We recorded a goodwill impairment of $20.5 million related to the Service Experts business. Partially offsetting this charge was a $2.9 million gain for a working capital adjustment to the net proceeds associated with the sale of the Hearth business. Refer to Note 17 for more information on these charges.

4th Quarter. No significant unusual or infrequent items.

Summary of 2011 Quarterly Results

The following unusual or infrequent pre-tax items were included in the 2011 quarterly results:

Impairments. In the fourth quarter of 2011, we recorded asset impairments of $6.7 million and goodwill impairment of $7.6 million related to our Hearth business. Refer to Note 17 for more information.

Restructuring Expenses. We recorded restructuring charges as follows: First quarter - $2.3 million, Second quarter - $1.0 million, Third quarter - $8.0 million and Fourth quarter - $1.2 million. Refer to Note 16 for more information on our restructuring activities.

22. Losses and Other Expenses, net:

Losses and other expenses, net in our Consolidated Statements of Operations were as follows (in millions):

	For the Years Ended December 31,
	2012	2011	2010
Realized losses (gains) on settled futures contracts	$1.5	$(0.1)	$(1.5)
Foreign currency exchange losses	0.8	1.4	0.5
Loss (gain) on disposal of fixed assets	0.4	(0.8)	0.1
Asset impairments	—	0.2	—
Net change in unrealized losses (gains) on unsettled futures contracts	(2.2)	3.8	(0.6)
Gain on sale of entity	—	(0.1)	(0.2)
Acquisition expenses(1)	0.1	1.0	4.9
Special legal contingency charge(2)	1.2	—	—
Other items, net	0.7	0.3	0.2
Losses and other expenses, net	$2.5	$5.7	$3.4

(1) Acquisition expenses in 2010 and 2011 primarily relate to the Kysor/Warren acquisition. Note 3 provides more information on this acquisition.
(2) Special legal contingency charge in 2012 relates to patent litigation claims involving products from an acquired business. For more information, see Note 11.

23. Supplemental Information:

Below is information about expenses included in our Consolidated Statements of Operations (in millions):

	For the Years Ended December 31,
	2012	2011	2010
Research and development(1)	$50.7	$50.3	$49.5
Advertising, promotions and marketing(2)	59.4	58.4	63.3
Cooperative advertising expenditures(3)	9.5	9.7	10.2
Rent expense(4)	67.8	69.6	64.3
(1) Includes research and development costs related to discontinued operations of $1.2 million, $3.3 million and $3.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.
(2) Includes advertising, promotions and marketing costs related to discontinued operations of $20.1 million, $22.2 million and $20.3 million for the years ended December 31, 2012, 2011 and 2010, respectively. Cooperative advertising expenditures are not included in these amounts.
(3) Cooperative advertising expenditures are included in Selling, general and administrative expenses in the Consolidated Statements of Operations.
(4) Includes rent expense related to discontinued operations of $20.1 million, $20.7 million and $22.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Interest Expense, net

The components of Interest expense, net in our Consolidated Statements of Operations were as follows (in millions):

	For the Years Ended December 31,
	2012	2011	2010
Interest expense, net of capitalized interest	$18.9	$18.7	$13.7
Interest income	1.8	1.9	0.9
Interest expense, net	$17.1	$16.8	$12.8

24. Condensed Consolidating Financial Statements:

The Company’s senior unsecured notes are unconditionally guaranteed by certain of the Company’s subsidiaries (the “Guarantor
Subsidiaries”) and are not secured by our other subsidiaries (the “Non-Guarantor Subsidiaries”). The Guarantor Subsidiaries are 100% owned, all guarantees are full and unconditional, and all guarantees are joint and several. As a result of the guarantee arrangements, we are required to present the following condensed consolidating financial statements.

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

Condensed consolidating financial statements of the Company, its Guarantor Subsidiaries and Non-Guarantor Subsidiaries as of December 31, 2012 and December 31, 2011 and for the years ended December 31, 2012, 2011 and 2010 are shown on the following pages:

Condensed Consolidating Balance Sheets
As of December 31, 2012
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$1.0	$13.4	$37.4	$—	$51.8
Accounts and notes receivable, net	(1,178.0)	1,076.0	427.2	48.2	373.4
Inventories, net	—	257.3	121.5	(4.0)	374.8
Deferred income taxes, net	—	22.9	6.3	(1.7)	27.5
Other assets	(0.6)	23.8	97.5	(59.7)	61.0
Assets of discontinued operations	—	21.2	77.4	—	98.6
Total current assets	(1,177.6)	1,414.6	767.3	(17.2)	987.1
Property, plant and equipment, net	—	239.7	58.5	—	298.2
Goodwill	—	131.8	92.0	—	223.8
Deferred income taxes	—	87.8	20.8	(5.8)	102.8
Other assets, net(1)	2,176.3	488.5	30.3	(2,615.1)	80.0
Total assets	$998.7	$2,362.4	$968.9	$(2,638.1)	$1,691.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$101.9	$—	$(51.0)	$(16.0)	$34.9
Current maturities of long-term debt	—	0.5	0.2	—	0.7
Accounts payable	—	133.7	92.0	59.0	284.7
Accrued expenses	2.5	196.6	60.8	(0.3)	259.6
Income taxes payable	(27.3)	35.1	38.5	(41.8)	4.5
Liabilities of discontinued operations	—	42.3	12.9	—	55.2
Total current liabilities	77.1	408.2	153.4	0.9	639.6
Long-term debt	335.0	15.6	98.7	(98.3)	351.0
Post-retirement benefits, other than pensions	—	6.1	—	—	6.1
Pensions	—	114.7	19.7	—	134.4
Other liabilities	0.5	60.1	10.6	(7.2)	64.0
Total liabilities	412.6	604.7	282.4	(104.6)	1,195.1
Commitments and contingencies
Total stockholders' equity	586.1	1,757.7	686.5	(2,533.5)	496.8
Total liabilities and stockholders' equity	$998.7	$2,362.4	$968.9	$(2,638.1)	$1,691.9

(1)	Other assets, net consists primarily of Investments in subsidiaries which eliminate upon consolidation.

Condensed Consolidating Statements of Operations
For the Year Ended December 31, 2012
(In millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$2,327.7	$824.0	$(202.3)	$2,949.4
Cost of goods sold	0.2	1,799.6	629.2	(201.9)	2,227.1
Gross profit	(0.2)	528.1	194.8	(0.4)	722.3
Operating expenses:
Selling, general and administrative expenses	—	374.3	132.7	—	507.0
Losses and other expenses, net	(1.7)	1.1	3.2	(0.1)	2.5
Restructuring charges	—	2.8	1.4	—	4.2
Income from equity method investments	(116.3)	(17.0)	(7.8)	130.6	(10.5)
Operational income from continuing operations	117.8	166.9	65.3	(130.9)	219.1
Interest expense, net	16.6	(2.4)	2.9	—	17.1
Other expense, net	—	—	0.3	—	0.3
Income from continuing operations before income taxes	101.2	169.3	62.1	(130.9)	201.7
Provision for income taxes	(4.9)	50.5	21.2	(0.1)	66.7
Income from continuing operations	106.1	118.8	40.9	(130.8)	135.0
Loss from discontinued operations	—	(18.5)	(26.5)	—	(45.0)
Net income	$106.1	$100.3	$14.4	$(130.8)	$90.0
Other comprehensive income	$6.7	$(2.8)	$5.2	$5.7	$14.8

Condensed Consolidating Balance Sheets
As of December 31, 2011
(In millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$1.0	$9.7	$34.3	$—	$45.0
Accounts and notes receivable, net	(991.9)	944.5	413.8	20.6	387.0
Inventories, net	—	217.1	105.5	(4.7)	317.9
Deferred income taxes, net	4.7	22.0	8.4	(1.3)	33.8
Other assets	1.6	16.6	111.0	(60.7)	68.5
Assets of discontinued operations	—	29.1	131.4	—	160.5
Total current assets	(984.6)	1,239.0	804.4	(46.1)	1,012.7
Property, plant and equipment, net	—	248.2	52.5	—	300.7
Goodwill	—	131.7	91.5	—	223.2
Deferred income taxes	0.2	82.0	18.2	(9.7)	90.7
Other assets, net(1)	2,174.6	531.2	22.2	(2,649.6)	78.4
Total assets	$1,190.2	$2,232.1	$988.8	$(2,705.4)	$1,705.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$112.1	$—	$(67.3)	$(40.1)	$4.7
Current maturities of long-term debt	—	0.6	0.2	—	0.8
Accounts payable	9.2	120.9	93.4	31.4	254.9
Accrued expenses	15.3	146.7	77.4	—	239.4
Income taxes payable	(29.9)	28.4	27.4	(20.2)	5.7
Liabilities of discontinued operations	—	54.8	16.8	—	71.6
Total current liabilities	106.7	351.4	147.9	(28.9)	577.1
Long-term debt	443.0	16.2	97.3	(96.9)	459.6
Post-retirement benefits, other than pensions	—	18.6	—	—	18.6
Pensions	—	111.9	12.8	—	124.7
Other liabilities	0.8	54.8	13.3	(11.0)	57.9
Total liabilities	550.5	552.9	271.3	(136.8)	1,237.9
Commitments and contingencies
Total stockholders' equity	639.7	1,679.2	717.5	(2,568.6)	467.8
Total liabilities and stockholders' equity	$1,190.2	$2,232.1	$988.8	$(2,705.4)	$1,705.7

(1)	Other assets, net consists primarily of Investments in subsidiaries which eliminate upon consolidation.

Condensed Consolidating Statements of Operations
For the Year Ended December 31, 2011
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$2,190.1	$850.1	$(199.3)	$2,840.9
Cost of goods sold	0.2	1,721.0	650.6	(200.8)	2,171.0
Gross profit	(0.2)	469.1	199.5	1.5	669.9
Operating expenses:
Selling, general and administrative expenses	—	327.0	149.9	—	476.9
Losses and other expenses, net	12.1	1.4	(7.8)	—	5.7
Restructuring charges	—	10.8	1.7	—	12.5
Income from equity method investments	(135.3)	(31.2)	(7.1)	164.0	(9.6)
Operational income from continuing operations	123.0	161.1	62.8	(162.5)	184.4
Interest expense, net	16.8	(4.0)	4.0	—	16.8
Other expense, net	—	—	0.3	—	0.3
Income from continuing operations before income taxes	106.2	165.1	58.5	(162.5)	167.3
Provision for income taxes	(9.8)	46.0	19.1	0.5	55.8
Income from continuing operations	116.0	119.1	39.4	(163.0)	111.5
Loss from discontinued operations	—	(29.8)	6.6	—	(23.2)
Net income	$116.0	$89.3	$46.0	$(163.0)	$88.3
Other comprehensive income	$(16.9)	$(22.4)	$(27.3)	$(0.7)	$(67.3)

Condensed Consolidating Statements of Operations
For the Year Ended December 31, 2010
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$1,671.5	$1,070.2	$(156.5)	$2,585.2
Cost of goods sold	0.2	1,234.9	799.1	(150.2)	1,884.0
Gross profit	(0.2)	436.6	271.1	(6.3)	701.2
Operating expenses:
Selling, general and administrative expenses	—	321.5	166.0	4.5	492.0
Losses and other expenses, net	(0.6)	4.6	4.4	(5.0)	3.4
Restructuring charges	—	1.5	9.9	—	11.4
Income from equity method investments	(138.8)	(11.8)	(10.1)	150.6	(10.1)
Operational income from continuing operations	139.2	120.8	100.9	(156.4)	204.5
Interest expense, net	12.4	(3.0)	3.8	(0.4)	12.8
Other expense, net	—	—	1.0	—	1.0
Income from continuing operations before income taxes	126.8	123.8	96.1	(156.0)	190.7
Provision for income taxes	(4.4)	37.8	24.8	6.6	64.8
Income from continuing operations	131.2	86.0	71.3	(162.6)	125.9
Loss from discontinued operations	—	(15.8)	(2.7)	8.8	(9.7)
Net income	$131.2	$70.2	$68.6	$(153.8)	$116.2
Other comprehensive income	$5.7	$(1.5)	$25.3	$1.5	$31.0

Condensed Consolidating Statements of Cash Flows
For the Year Ended December 31, 2012
(In millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:	$20.7	$207.3	$(6.6)	$—	$221.4
Cash flows from investing activities:
Proceeds from the disposal of property, plant and equipment	—	0.1	—	—	0.1
Purchases of property, plant and equipment	—	(37.7)	(12.5)	—	(50.2)
Net proceeds from sale of businesses	—	10.1	—	—	10.1
Net cash used in discontinued operations	—	(0.5)	0.1	—	(0.4)
Net cash used in investing activities	—	(28.0)	(12.4)	—	(40.4)
Cash flows from financing activities:
Short-term borrowings, net	—	—	0.2	—	0.2
Asset securitization borrowings	—	—	645.0	—	645.0
Asset securitization payments	—	—	(615.0)	—	(615.0)
Long-term debt payments	—	(0.7)	(0.4)	—	(1.1)
Borrowings from revolving credit facility	967.0	—	—	—	967.0
Payments on revolving credit facility	(1,075.0)	—	—	—	(1,075.0)
Proceeds from stock option exercises	0.8	—	—	—	0.8
Repurchases of common stock	(57.9)	—	—	—	(57.9)
Excess tax benefits related to share-based payments	3.5	—	—	—	3.5
Intercompany debt	2.4	(4.0)	1.6	—	—
Intercompany financing activity	186.1	(170.9)	(15.2)	—	—
Cash dividends paid	(47.6)	—	—	—	(47.6)
Net cash (used in) provided by financing activities	(20.7)	(175.6)	16.2	—	(180.1)
Increase in cash and cash equivalents	—	3.7	(2.8)	—	0.9
Effect of exchange rates on cash and cash equivalents	—	—	5.9	—	5.9
Cash and cash equivalents, beginning of year	1.0	9.7	34.3	—	45.0
Cash and cash equivalents, end of year	$1.0	$13.4	$37.4	$—	$51.8

Condensed Consolidating Statements of Cash Flows
For the Year Ended December 31, 2011
(In millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:	$(2.6)	$18.0	$60.8	$—	$76.2
Cash flows from investing activities:
Proceeds from the disposal of property, plant and equipment	—	0.1	0.1	—	0.2
Purchases of property, plant and equipment	—	(34.2)	(7.2)	—	(41.4)
Net proceeds from sale of businesses	—	—	0.6	—	0.6
Acquisition of businesses	—	(147.7)	—	—	(147.7)
Change in restricted cash	—	—	12.2	—	12.2
Net cash used in discontinued operations	—	(1.5)	(0.2)	—	(1.7)
Net cash used in investing activities	—	(183.3)	5.5	—	(177.8)
Cash flows from financing activities:
Short-term borrowings, net	—	—	3.8	—	3.8
Asset securitization borrowings	—	—	345.0	—	345.0
Asset securitization payments	—	—	(345.0)	—	(345.0)
Long-term debt payments	—	(0.8)	(0.1)	—	(0.9)
Borrowings from revolving credit facility	1,539.5	—	—	—	1,539.5
Payments on revolving credit facility	(1,396.5)	—	—	—	(1,396.5)
Proceeds from stock option exercises	2.5	—	—	—	2.5
Payments of deferred financing costs	(2.2)	—	—	—	(2.2)
Repurchases of common stock	(123.0)	—	—	—	(123.0)
Excess tax benefits related to share-based payments	1.4	—	—	—	1.4
Intercompany debt	115.1	(8.1)	(107.0)	—	—
Intercompany financing activity	(177.8)	169.2	8.6	—	—
Cash dividends paid	(36.5)	—	—	—	(36.5)
Net cash used in financing activities	(77.5)	160.3	(94.7)	—	(11.9)
Decrease in cash and cash equivalents	(80.1)	(5.0)	(28.4)	—	(113.5)
Effect of exchange rates on cash and cash equivalents	—	—	(1.5)	—	(1.5)
Cash and cash equivalents, beginning of year	81.1	14.7	64.2	—	160.0
Cash and cash equivalents, end of year	$1.0	$9.7	$34.3	$—	$45.0

Condensed Consolidating Statements of Cash Flows
For the Year Ended December 31, 2010
(In millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:	$(115.4)	$345.4	$(44.2)	$—	$185.8
Cash flows from investing activities:
Proceeds from the disposal of property, plant and equipment	—	0.1	—	—	0.1
Purchases of property, plant and equipment	—	(36.4)	(6.7)	—	(43.1)
Net proceeds from sale of businesses	—	0.1	3.5	—	3.6
Acquisition of businesses	—	(7.2)	—	—	(7.2)
Change in restricted cash	—	—	(12.2)	—	(12.2)
Net cash used in discontinued operations	—	(1.8)	(0.8)	—	(2.6)
Net cash used in investing activities	—	(45.2)	(16.2)	—	(61.4)
Cash flows from financing activities:
Short-term debt payments	—	—	(0.8)	—	(0.8)
Long-term debt payments	(35.0)	(0.5)	(0.4)	—	(35.9)
Issuance of senior unsecured notes	199.8	—	—	—	199.8
Borrowings from revolving credit facility	981.5	—	—	—	981.5
Payments on revolving credit facility	(1,058.0)	—	—	—	(1,058.0)
Proceeds from stock option exercises	3.5	—	—	—	3.5
Additional investment in affiliates	—	—	(1.0)	—	(1.0)
Payments of deferred financing costs	(1.8)	—	—	—	(1.8)
Repurchases of common stock	(153.7)	—	—	—	(153.7)
Excess tax benefits related to share-based payments	5.3	—	—	—	5.3
Intercompany debt	90.8	(107.8)	17.0	—	—
Intercompany financing activity	194.6	(183.8)	(10.8)	—	—
Intercompany investments	(7.9)	—	7.9	—	—
Intercompany dividends	9.0	—	(9.0)	—	—
Cash dividends paid	(32.4)	—	—	—	(32.4)
Net cash used in financing activities	195.7	(292.1)	2.9	—	(93.5)
Increase in cash and cash equivalents	80.3	8.1	(57.5)	—	30.9
Effect of exchange rates on cash and cash equivalents	—	—	4.8	—	4.8
Cash and cash equivalents, beginning of year	0.8	6.6	116.9	—	124.3
Cash and cash equivalents, end of year	$81.1	$14.7	$64.2	$—	$160.0

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our current management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2012, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting

See “Management's Report on Internal Control Over Financial Reporting” included in Item 8 “Financial Statements and Supplementary Data.”

Attestation Report of the Independent Registered Public Accounting Firm

See “Report of Independent Registered Public Accounting Firm” included in Item 8 “Financial Statements and Supplementary Data.”

Changes in Internal Control Over Financial Reporting

There were no changes during the fourth quarter ended December 31, 2012 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information in the sections of our 2013 Proxy Statement captioned "Proposal 1: Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," and "Corporate Governance" is incorporated in this Item 10 by reference. Part I, Item 1 "Business - Executive Officers of the Company" of this Annual Report on Form 10-K identifies our executive officers and is incorporated in this Item 10 by reference.

Item 11. Executive Compensation

The sections of our 2013 Proxy Statement captioned "Executive Compensation," "Director Compensation," "Corporate Governance - Compensation and Human Resource Committee" and "Certain Relationships and Related Party Transactions - Compensation Committee Interlocks and Insider Participation" are incorporated in this Item 11 by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The sections of our 2013 Proxy Statement captioned "Equity Compensation Plan Information" and "Ownership of Common Stock" are incorporated in this Item 12 by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

The sections of our 2013 Proxy Statement captioned "Corporate Governance - Director Independence and - Board Committees" and "Certain Relationships and Related Party Transactions" are incorporated in this Item 13 by reference.

Item 14. Principal Accounting Fees and Services

The section of our 2013 Proxy Statement captioned "Proposal to: Ratification of the Appointment of Independent Registered Public Accountants" is incorporated in this Item 14 by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Financial Statements

The following financial statements are included in Part II, Item 8 of the Annual Report on Form 10-K:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2012 and 2011

•	Consolidated Statements of Operations for the Years Ended December 31, 2012, 2011 and 2010

•	Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2012, 2011 and 2010

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010

•	Notes to the Consolidated Financial Statements for the Years Ended December 31, 2012, 2011 and 2010

Financial Statement Schedules

The financial statement schedule included in this Annual Report on Form 10-K is Schedule II - Valuation and Qualifying Accounts and Reserves for the Years Ended December 31, 2012, 2011 and 2010 (see Schedule II immediately following the signature page of this Annual Report on Form 10-K).

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

LENNOX INTERNATIONAL INC.

By: /s/ Todd M. Bluedorn
                            Todd M. Bluedorn
February 15, 2013                 Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ TODD M. BLUEDORN	Chief Executive Officer and Chairman of the Board of Directors	February 15, 2013
Todd M. Bluedorn	(Principal Executive Officer)

/s/ JOSEPH W. REITMEIER	Executive Vice President and Chief Financial Officer	February 15, 2013
Joseph W. Reitmeier	(Principal Financial Officer)

/s/ ROY A. RUMBOUGH	Vice President, Controller and Chief Accounting Officer	February 15, 2013
Roy A. Rumbough	(Principal Accounting Officer)

/s/ RICHARD L. THOMPSON	Lead Director	February 15, 2013
Richard L. Thompson

/s/ JANET K. COOPER	Director	February 15, 2013
Janet K. Cooper

/s/ C.L. (JERRY) HENRY	Director	February 15, 2013
C.L. (Jerry) Henry

/s/ JOHN E. MAJOR	Director	February 15, 2013
John E. Major

/s/ JOHN W. NORRIS, III	Director	February 15, 2013
John W. Norris, III

/s/ PAUL W. SCHMIDT	Director	February 15, 2013
Paul W. Schmidt

/s/ TERRY D. STINSON	Director	February 15, 2013
Terry D. Stinson

/s/ GREGORY T. SWIENTON	Director	February 15, 2013
Gregory T. Swienton

/s/ TODD J. TESKE	Director	February 15, 2013
Todd J. Teske

LENNOX INTERNATIONAL INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the Years Ended December 31, 2012, 2011 and 2010
(In millions)

	Balance at beginning of year	Additions charged to cost and expenses	Write-offs	Recoveries	Other	Balance at end of year
2010:
Allowance for doubtful accounts	$13.5	$4.9	$(9.0)	$1.6	$0.4	$11.4
2011:
Allowance for doubtful accounts	$11.4	$4.3	$(8.8)	$1.6	$2.8	$11.3
2012:
Allowance for doubtful accounts	$11.3	$3.9	$(6.8)	$1.8	$(0.7)	$9.5

INDEX TO EXHIBITS

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
10.1
Amendment No. 1 to Amended and Restated Receivables Purchase Agreement effective as of November 16, 2012 among LPAC Corp., as the Seller, Lennox Industries Inc., as the Master Servicer, Victory Receivables Corporation, as a Purchaser, Market Street Funding LLC, as a Purchaser, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as a Liquidity Bank, as Administrative Agent and the BTMU Purchaser Agent, and PNC Bank, National Association as a Liquidity Bank and the PNC Purchaser Agent (filed as Exhibit 10.1 to LII's Current Report on Form 8-K filed on November 20, 2012 and incorporated herein by reference).

10.2
Fourth Amended and Restated Revolving Credit Facility Agreement dated as of October 21, 2011, among Lennox International Inc., a Delaware corporation, the Lenders party thereto, and JPMorgan Chase Bank, National Association, as Administrative Agent (filed as Exhibit 10.2 to LII's Annual Report on Form 10-K filed on February 16, 2012 and incorporated herein by reference).

10.3
Lease Agreement, dated as of June 22, 2006, by and between BTMU Capital Corporation, as lessor, and Lennox Procurement Company Inc., as lessee (filed as Exhibit 10.1 to LII's Current Report on Form 8-K filed on June 28, 2006 and incorporated herein by reference).

10.4
Memorandum of Lease, Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of June 22, 2006, by and among Lennox Procurement Company Inc., BTMU Capital Corporation and Jeffrey L. Bell, as Deed of Trust Trustee, for the benefit of BTMU Capital Corporation (filed as Exhibit 10.3 to LII's Current Report on Form 8-K filed on June 28, 2006 and incorporated herein by reference).

10.5
First Omnibus Amendment to Operative Documents, dated as of September 22, 2008, among LII, Lennox Procurement Company Inc., Lennox Industries Inc., Allied Air Enterprises Inc., Service Experts LLC, Lennox Global Ltd., BTMU Capital Corporation and Compass Bank (filed as Exhibit 10.1 to LII's Current Report on Form 8-K filed on September 25, 2008 and incorporated herein by reference).

10.6
Subsidiary Guaranty, dated as of September  22, 2008, made by LII, Allied Air Enterprises Inc., Service Experts LLC. and Lennox Global Ltd., as guarantors, in favor of BTMU Capital Corporation and the other parties specified therein (filed as Exhibit 10.2 to LII's Current Report on Form 8-K filed on September 25, 2008 and incorporated herein by reference).

10.7*	Lennox International Inc. 2010 Incentive Plan, as amended and restated (filed as Exhibit 10.1 to LII's Current Report on Form 8-K filed on May 19, 2010 and incorporated herein by reference).
10.8*	Form of Long-Term Incentive Award Agreement for U.S. Employees - Vice President and Above (for use under the 2010 Incentive Plan) (filed herewith).
10.9*	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors (for use under the 2010 Incentive Plan) (filed herewith).
10.10*
Amended and Restated 1998 Incentive Plan of Lennox International Inc. (filed as Exhibit 10.1 to LII's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and incorporated herein by reference).

10.11*
Form of 2009 Long-Term Incentive Award Agreement for U.S. Employees of LII under the 1998 Incentive Plan of LII (filed as Exhibit 10.4 to LII's Current Report on Form 8-K filed on December 17, 2008 and incorporated herein by reference).

10.12*
Form of 2009 Long-Term Incentive Award Agreement Non-Employee Director under the 1998 Incentive Plan of LII (filed as Exhibit 10.9 to LII's Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated by reference).

10.13*
Lennox International Inc. Profit Sharing Restoration Plan, as amended and restated effective January 1, 2009 (filed as Exhibit 10.3 to LII's Current Report on Form 8-K filed on December 17, 2008 and incorporated herein by reference).

10.14*
Lennox International Inc. Supplemental Retirement Plan, as amended and restated effective January 1, 2009 (filed as Exhibit 10.2 to LII's Current Report on Form 8-K filed on December 17, 2008 and incorporated herein by reference).

10.15*
Form of Indemnification Agreement entered into between LII and certain executive officers and directors of LII (filed as Exhibit 10.15 to LII's Registration Statement on Form S-1 (Registration No. 333-75725) filed on April 6, 1999 and incorporated herein by reference).

10.16*
Form of Employment Agreement entered into between LII and certain executive officers of LII (filed as Exhibit 10.30 to LII's Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference).

10.17*
Form of Amendment to Employment Agreement entered into between LII and certain executive officers of LII (filed as Exhibit 10.2 to LII's Current Report on Form 8-K filed on December 12, 2007 and incorporated herein by reference).

10. 18*
Form of Change of Control Employment Agreement entered into between LII and certain executive officers of LII (filed as Exhibit 10.1 to LII's Current Report on Form 8-K filed on July 11, 2012 and incorporated herein by reference).

10.19*
Lennox International Inc. Directors' Retirement Plan (as Amended and Restated as of January 1, 2010) (filed as Exhibit 10.1 to LII's Current Report on Form 8-K filed on December 16, 2009 and incorporated herein by reference).

10.20*
Lennox International Inc. 2007 Long-Term Incentive Award Agreement, Non-Employee Directors, dated as of December 7, 2007 (filed as Exhibit 10.27 to LII's Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference).

10.21*
Form of Change of Control Employment Agreement entered into between LII and certain executive officers of LII (filed as Exhibit 10.1 to LII's Current Report on Form 8-K filed on December 17, 2008 and incorporated herein by reference).

21.1	Subsidiaries of LII (filed herewith).
23.1	Consent of KPMG LLP (filed herewith).
31.1	Certification of the principal executive officer (filed herewith).
31.2	Certification of the principal financial officer (filed herewith).
32.1	Certification of the principal executive officer and the principal financial officer pursuant to 18 U.S.C. Section 1350 (furnished herewith).
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