Form 10-Q
period 2013-03-31
LENNOX INTERNATIONAL INC
filed 2013-04-22
CIK 1069202

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
_________________________________________________
FORM 10-Q
 _________________________________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  [ ]    No  [X]
As of April 18, 2013, the number of shares outstanding of the registrant’s common stock, par value $.01 per share, was 50,392,316.

LENNOX INTERNATIONAL INC.
FORM 10-Q
For the Three Months Ended March 31, 2013

i

Part I - Financial Information
Item 1. Financial Statements
LENNOX INTERNATIONAL INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In millions, except shares and par value)

	As of March 31, 2013	As of December 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$34.9	$51.8
Accounts and notes receivable, net of allowances of $10.0 and $9.5 in 2013 and 2012, respectively	407.0	373.4
Inventories, net	464.3	374.8
Deferred income taxes, net	29.7	27.5
Other assets	68.2	61.0
Assets of discontinued operations	—	98.6
Total current assets	1,004.1	987.1
Property, plant and equipment, net of accumulated depreciation of $593.0 and $584.8 in 2013 and 2012, respectively	295.1	298.2
Goodwill	223.4	223.8
Deferred income taxes	109.9	102.8
Other assets, net	81.6	80.0
Total assets	$1,714.1	$1,691.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$26.0	$34.9
Current maturities of long-term debt	0.6	0.7
Accounts payable	312.4	284.7
Accrued expenses	222.6	259.6
Income taxes payable	0.8	4.5
Liabilities of discontinued operations	—	55.2
Total current liabilities	562.4	639.6
Long-term debt	489.8	351.0
Post-retirement benefits, other than pensions	5.8	6.1
Pensions	135.7	134.4
Other liabilities	68.4	64.0
Total liabilities	1,262.1	1,195.1
Commitments and contingencies
Stockholders' equity
Preferred stock, $.01 par value, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 200,000,000 shares authorized, 87,170,197 shares issued	0.9	0.9
Additional paid-in capital	906.7	898.3
Retained earnings	742.4	744.4
Accumulated other comprehensive loss	(71.6)	(22.3)
Treasury stock, at cost, 36,785,644 shares and 36,937,632 shares for 2013 and 2012, respectively	(1,126.4)	(1,124.5)
Total stockholders’ equity	452.0	496.8
Total liabilities and stockholders' equity	$1,714.1	$1,691.9
The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited, in millions, except per share data)

	For the Three Months Ended March 31,
	2013	2012
Net sales	$668.4	$614.4
Cost of goods sold	506.4	473.5
Gross profit	162.0	140.9
Operating expenses:
Selling, general and administrative expenses	135.6	123.2
Losses (gains) and other expenses, net	1.1	(1.4)
Restructuring charges	0.5	2.6
Income from equity method investments	(3.1)	(2.4)
Operational income from continuing operations	27.9	18.9
Interest expense, net	3.4	4.7
Other expense, net	0.1	—
Income from continuing operations before income taxes	24.4	14.2
Provision for income taxes	8.6	4.9
Income from continuing operations	15.8	9.3
Discontinued operations:
Loss from discontinued operations	(13.4)	(23.5)
Benefit from income taxes	(5.6)	(8.1)
Loss from discontinued operations	(7.8)	(15.4)
Net income (loss)	$8.0	$(6.1)
Earnings per share – Basic:
Income from continuing operations	$0.32	$0.18
Loss from discontinued operations	(0.16)	(0.30)
Net income (loss)	$0.16	$(0.12)
Earnings per share – Diluted:
Income from continuing operations	$0.31	$0.18
Loss from discontinued operations	(0.15)	(0.30)
Net income (loss)	$0.16	$(0.12)
Average shares outstanding:
Basic	50.3	50.9
Diluted	51.0	50.9
Cash dividends declared per share	$0.20	$0.18

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited, in millions)

	For the Three Months Ended March 31,
	2013	2012
Net income (loss)	$8.0	$(6.1)
Other comprehensive (loss) income:
Foreign currency translation adjustments, net	(4.0)	15.7
Reclassification of foreign currency translation gains into earnings	(41.1)	—
Net change in pension and post-retirement liability	0.9	(0.5)
Change in fair value of available-for-sale marketable equity securities	(1.5)	0.3
Net change in fair value of derivatives	(5.1)	8.7
Reclassification of derivative (gains) losses into earnings	(0.4)	2.0
Other comprehensive (loss) income before taxes	(51.2)	26.2
Tax benefit (expense)	1.9	(3.8)
Other comprehensive (loss) income , net of tax	(49.3)	22.4
Comprehensive (loss) income	$(41.3)	$16.3
The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS For the Three Months Ended March 31, 2013 and 2012 (Unaudited, in millions)

	2013	2012
Cash flows from operating activities:
Net income (loss)	$8.0	$(6.1)
Net loss from discontinued operations	7.8	15.4
Adjustments to reconcile net income to net cash provided by operating activities:
Income from equity method investments	(3.1)	(2.4)
Restructuring expenses, net of cash paid	(1.4)	1.7
Provision for bad debts	1.2	1.5
Unrealized loss (gain) on derivative contracts	0.5	(0.5)
Stock-based compensation expense	7.7	3.8
Depreciation and amortization	14.1	13.9
Deferred income taxes	(1.6)	(0.6)
Other items, net	9.0	0.5
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts and notes receivable	(35.8)	3.7
Inventories	(100.9)	(75.2)
Other current assets	(3.5)	3.4
Accounts payable	18.8	34.3
Accrued expenses	(42.1)	(15.4)
Income taxes payable and receivable	(9.6)	(8.6)
Other	5.6	1.9
Net cash used in discontinued operations	(12.0)	(5.6)
Net cash used in operating activities	(137.3)	(34.3)
Cash flows from investing activities:
Proceeds from the disposal of property, plant and equipment	—	0.1
Purchases of property, plant and equipment	(12.1)	(6.6)
Net proceeds from sale of business	5.3	—
Net cash used in discontinued operations	(0.1)	(0.3)
Net cash used in investing activities	(6.9)	(6.8)
Cash flows from financing activities:
Short-term borrowings, net	1.2	6.6
Asset securitization borrowings	130.0	170.0
Asset securitization payments	(140.0)	(170.0)
Long-term debt payments	(0.2)	(0.2)
Borrowings from revolving credit facility	435.5	267.5
Payments on revolving credit facility	(296.5)	(215.5)
Proceeds from stock option exercises	0.5	0.1
Repurchases of common stock	(4.2)	(1.9)
Excess tax benefits related to share-based payments	2.3	0.8
Cash dividends paid	—	(9.2)
Net cash provided by financing activities	128.6	48.2
Increase (decrease) in cash and cash equivalents	(15.6)	7.1
Effect of exchange rates on cash and cash equivalents	(1.3)	2.6
Cash and cash equivalents, beginning of period	51.8	45.0
Cash and cash equivalents, end of period	$34.9	$54.7

Supplementary disclosures of cash flow information:
Cash paid during the period for:
Interest, net	$1.2	$2.3
Income taxes (net of refunds)	$11.9	$5.1

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. General:

References in this Quarterly Report on Form 10-Q to "we," "our," "us," "LII," or the "Company" refer to Lennox International Inc. and its subsidiaries, unless the context requires otherwise.
Basis of Presentation
The accompanying unaudited Consolidated Balance Sheet as of March 31, 2013, the accompanying unaudited Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012, the unaudited Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012, and the accompanying unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012 should be read in conjunction with our audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2012. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The accompanying consolidated financial statements contain all material adjustments, consisting principally of normal recurring adjustments, necessary for a fair presentation of our financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to applicable rules and regulations, although we believe that the disclosures herein are adequate to make the information presented not misleading. The operating results for the interim periods are not necessarily indicative of the results that may be expected for a full year.
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

Reclassifications

Certain amounts have been reclassified from the prior year presentation to conform to the current year presentation.

2. Inventories:

The components of inventories are as follows (in millions):

	As of March 31, 2013	As of December 31, 2012
Finished goods	$335.1	$258.0
Work in process	13.5	12.0
Raw materials and parts	191.2	180.1
	539.8	450.1
Excess of current cost over last-in, first-out cost	(75.5)	(75.3)
Total inventories, net	$464.3	$374.8

3. Goodwill:
The changes in the carrying amount of goodwill for the first three months of 2013, in total and by segment, are summarized in the table below (in millions):

	Balance at December 31, 2012			Balance at March 31, 2013
Segment:	Goodwill (1)	Acquisitions / (Dispositions)	Other(2)	Goodwill
Residential Heating & Cooling	$26.1	$—	$—	$26.1
Commercial Heating & Cooling	63.8	—	(0.5)	63.3
Refrigeration	133.9	—	0.1	134.0
	$223.8	$—	$(0.4)	$223.4

(1) The Goodwill balances presented in the table above are presented net of accumulated impairment charges of $17.0 million, all of which relate to impairments in periods prior to 2012.
(2) Other consists of changes in foreign currency translation rates.

We performed our annual goodwill impairment test in the first quarter of 2013. Based on our qualitative assessment, as of the date of our impairment test, we believe it is more likely than not the fair values of our reporting units exceed their carrying values. Therefore, a quantitative impairment test was not performed and we did not recognize any goodwill impairments for our reporting units. We will continue to monitor our reporting units throughout the year to determine if a change in facts or circumstances warrants a re-evaluation of our goodwill.

Refer to Note 13 for information on goodwill related to discontinued operations.

4. Derivatives:

Objectives and Strategies for Using Derivative Instruments

Commodity Price Risk

We utilize a cash flow hedging program to mitigate our exposure to volatility in the prices of metal commodities used in our production processes. The hedging program includes the use of futures contracts, which we enter into using a dollar cost average hedging strategy. As part of this strategy, a higher percentage of commodity price exposures are hedged near term with lower percentages hedged at future dates. This strategy provides us with protection against near-term price volatility while allowing us to adjust to market price movements over time. Using futures contracts, we lock in prices and are subject to derivative losses should the metal commodity prices decrease and gains should the prices increase.

Interest Rate Risk

A portion of our debt bears interest at variable interest rates, and therefore, we are subject to variability in the cash paid for interest. In order to mitigate a portion of the risk, we may choose from time to time to engage in an interest rate swap hedging strategy to eliminate the variability of interest payment cash flows.

Prior to 2013, we used an interest rate swap hedge to fix the interest payments associated with the first $100 million of the total variable-rate debt outstanding under our revolving credit facility that is solely due to changes in the benchmark interest rate. The variable portion of the interest rate swap was tied to the 1-Month LIBOR (the benchmark interest rate). On a monthly basis, the interest rates for both the interest rate swap and the underlying debt were reset, the swap was settled with the counterparty, and the interest was paid. The interest rate swap was classified as a cash flow hedge. That interest rate swap expired on October 12, 2012, and, subsequently, we were no longer hedged against interest rate risk.

Foreign Currency Risk

Foreign currency exchange rate movements create a degree of risk by affecting the U.S. dollar value of assets and liabilities arising in foreign currencies. We seek to mitigate the impact of short-term currency exchange rate movements on certain short-term transactions by periodically entering into foreign currency forward contracts that act as economic hedges against changes in foreign currency exchange rates. These forward contracts are not designated as hedges and generally expire during the quarter that we enter into them. By entering into these forward contracts, we lock in exchange rates that would otherwise cause losses should the U.S. dollar appreciate and gains should the U.S. dollar depreciate.

Cash Flow Hedges

We include gains or losses in accumulated other comprehensive income (“AOCI”) in connection with our commodity cash flow hedges. The gains or losses in AOCI related to commodity price hedges are expected to be reclassified into earnings within the next 18 months based on the prices of the commodities at the settlement dates. Assuming that commodity prices remain constant, we expect to reclassify $1.9 million of derivative losses into earnings within the next 12 months. Commodity futures contracts that are designated as cash flow hedges and that are in place as of March 31, 2013 are scheduled to mature through September 2014.

We recorded the following amounts related to our cash flow hedges (in millions):

	As of March 31, 2013	As of December 31, 2012
Commodity Price Hedges:
Losses (gains) included in AOCI, net of tax	$2.3	$(1.1)
Expense for (benefit from) income taxes	(1.3)	0.7

We had the following outstanding commodity futures contracts designated as cash flow hedges (in millions):

	As of March 31, 2013	As of December 31, 2012
	(pounds)	(pounds)
Copper	24.4	22.8

Derivatives not Designated as Cash Flow Hedges

For commodity derivatives not designated as cash flow hedges, we follow the same hedging strategy as derivatives designated as cash flow hedges, except that we elect not to designate these derivatives as cash flow hedges at the inception of the arrangement. We had the following outstanding commodity futures contracts not designated as cash flow hedges (in millions):

	As of March 31, 2013	As of December 31, 2012
	(pounds)	(pounds)
Copper	2.4	2.1
Aluminum	2.7	2.8
We had the following outstanding foreign currency forward contracts not designated as cash flow hedges (in millions):

	As of March 31, 2013	As of December 31, 2012
Notional Amounts:
Brazilian Real	6.0	10.8
Mexican Peso	260.2	220.2
Euro	—	1.3
British Pound	2.4	5.4
Indian Rupee	265.0	19.5
Polish Zloty	18.0	12.4

Information About the Locations and Amounts of Derivative Instruments

The following tables provide the locations and amounts of derivative fair values in the Consolidated Balance Sheets and derivative gains and losses in the Consolidated Statements of Operations (in millions):

	Fair Values of Derivative Instruments(1)
	Derivatives Designated as Hedging Instruments		Derivatives Not Designated as Hedging Instruments
	As of March 31, 2013	As of December 31, 2012	As of March 31, 2013	As of December 31, 2012
Current Assets:
Other Assets
Commodity futures contracts	$—	$1.6	$—	$0.2
Foreign currency forward contracts	—	—	0.4	0.1
Non-Current Assets:
Other Assets, net
Commodity futures contracts	—	0.3	—	—
Total Assets	$—	$1.9	$0.4	$0.3
Current Liabilities:
Accrued Expenses
Commodity futures contracts	$3.1	$—	$0.5	$—
Foreign currency forward contracts	—	—	—	0.1
Non-Current Liabilities:
Other Liabilities
Commodity futures contracts	0.8	—	0.1	—
Total Liabilities	$3.9	$—	$0.6	$0.1

(1) All derivative instruments are classified as Level 2 within the fair value hierarchy. See Note 16 for more information.

Derivatives in Cash Flow Hedging Relationships
	For the Three Months Ended March 31,
	2013	2012
Amount of Loss (Gain) Reclassified from AOCI into Income (Effective Portion):
Commodity futures contracts(1)	$(0.4)	$1.9
Interest rate swap(2)	—	0.6
	$(0.4)	$2.5
Amount of Loss (Gain) Recognized in Income on Derivatives (Ineffective Portion):
Commodity futures contracts(3)	$0.2	$(0.1)

Derivatives Not Designated as Hedging Instruments
	For the Three Months Ended March 31,
	2013	2012
Amount of Loss (Gain) Recognized in Income on Derivatives:
Commodity futures contracts(3)	$0.8	$(1.3)
Foreign currency forward contracts(3)	(0.5)	—
	$0.3	$(1.3)

(1) The loss (gain) was recorded in Cost of goods sold in the accompanying Consolidated Statements of Operations.
(2) The loss was recorded in Interest expense, net in the accompanying Consolidated Statements of Operations.
(3) The loss (gain) was recorded in Losses (gains) and other expenses, net in the accompanying Consolidated Statements of Operations.

5. Income Taxes:

As of March 31, 2013, we had approximately $1.1 million in total gross unrecognized tax benefits. Of this amount, $0.8 million (net of federal benefit on state issues), if recognized, would be recorded through the Consolidated Statement of Operations. As of March 31, 2013, we recognized $0.1 million (net of federal tax benefits) in interest and penalties in income tax expense in accordance with FASB Accounting Standards Codification ("ASC") Topic 740.

We are currently under examination for our U.S. federal income taxes for 2012 and 2013 and are subject to examination by numerous other taxing authorities in the U.S. and in jurisdictions such as Australia, Belgium, France, Canada, and Germany. We are generally no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by taxing authorities for years before 2007.

Since January 1, 2013, numerous states, including New Mexico, enacted legislation effective for tax years beginning on or after January 1, 2013, including changes to rates. The impact of these changes is immaterial.

On January 2, 2013, the American Taxpayer Relief Act of 2012 was enacted which retroactively reinstated and extended the Federal Research and Development Tax Credit (Federal R&D Tax Credit) from January 1, 2012 to December 31, 2013, in addition to other extenders. As a result, the Company's income tax provision for the first quarter of calendar year 2013 includes a discrete tax benefit that will reduce the annual effective income tax rate. On a full year basis, the impact to the annual effective income tax rate is not expected to be material.

6. Commitments and Contingencies:

Leases
On March 22, 2013, we entered into an agreement with a financial institution to renew the lease of our corporate headquarters in Richardson, Texas (the "Lake Park Renewal") for a term of approximately six years through March 1, 2019. The leased property consists of an office building of approximately 192,000 square feet, land and related improvements. During the term, the Lake Park Renewal requires us to pay base rent in quarterly installments, payable in arrears. At the end of the term, we must do one of the following: (i) purchase the property for approximately $41.2 million; (ii) vacate the property and return it in good condition; (iii) arrange for the sale of the leased property to a third party; or (iv) renew the lease under mutually agreeable terms. If we elect to sell the property to a third party and the sales proceeds are less than the lease balance, we must pay any such deficit to the financial institution. Any such deficit payment cannot exceed 86% of the lease balance. The Lake Park Renewal is classified as an operating lease.
Our obligations under the Lake Park Renewal are secured by a pledge of our interest in the leased property. The Lake Park Renewal contains customary lease covenants and events of default as well as events of default if (i) indebtedness of $75 million or more is not paid when due, (ii) there is a change of control or (iii) we fail to comply with certain covenants incorporated from our Domestic Credit Facility. We were in compliance with those covenants as of March 31, 2013.

Product Warranties and Product Related Contingencies

Total liabilities for estimated product warranty costs related to continuing operations are included in the following captions on the accompanying Consolidated Balance Sheets (in millions):

	As of March 31, 2013	As of December 31, 2012
Accrued expenses	$24.2	$25.1
Other liabilities	49.6	46.8
	$73.8	$71.9
The changes in total product warranty liabilities related to continuing operations for the three months ended March 31, 2013 were as follows (in millions):

Total warranty liability as of December 31, 2012	$71.9
Payments made in 2013	(3.9)
Changes resulting from issuance of new warranties	6.1
Changes in estimates associated with pre-existing liabilities	—
Changes in foreign currency translation rates and other	(0.3)
Total warranty liability as of March 31, 2013	$73.8
We evaluate our heating, ventilation and air conditioning ("HVAC") warranty liabilities at the end of each accounting period and also perform a complete re-evaluation of these liabilities annually in the second quarter.
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
We identified non-warranty product quality issues we believe resulted from vendor supplied materials, including a heating and cooling product line produced in 2006 and 2007 and a refrigerant product quality issue. The expense for these product quality issues, and the related liabilities, are not included in the above tables related to our estimated warranty liabilities. The expenses related to these product quality issues were classified in Cost of Goods Sold in the Consolidated Statements of Operations and the related liabilities are included in Accrued Expenses in the Consolidated Balance Sheets. We may incur additional charges in the future as more information becomes available. The changes in the accrued product quality issues for the three months ended March 31, 2013 were as follows (in millions):

Total accrued product quality issue as of December 31, 2012	$6.7
Changes in estimates associated with pre-existing liabilities	—
Product quality claims	(0.6)
Total accrued product quality issue as of March 31, 2013	$6.1

Litigation

We are involved in a number of claims and lawsuits incident to the operation of our businesses. Insurance coverages are maintained and estimated costs are recorded for such claims and lawsuits, including costs to settle claims and lawsuits based on experience involving similar matters and specific facts known. Costs related to such matters were not material to the periods presented.

Some of these claims and lawsuits allege health problems resulting from exposure to asbestos and we expect that additional claims will be brought against us in the future. However, our liability exposure from those additional future claims cannot be estimated because of numerous uncertainties, including the number of such claims and lawsuits and the costs of defending and settling them, possible adverse judgments in amounts greater than previously experienced, and possible changes in the laws and process governing the compensation of asbestos claimants. In the first quarter of 2013, we recorded charges of $0.6 million, net of insurance recoveries, related to asbestos matters in Selling, general and administrative expenses in the accompanying Consolidated Statement of Operation.

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

7. Lines of Credit and Financing Arrangements:

The following tables summarize our outstanding debt obligations and the classification in the accompanying Consolidated Balance Sheets (in millions):

	As of March 31, 2013	As of December 31, 2012
Short-Term Debt:
Asset Securitization Program	$20.0	$30.0
Foreign obligations	6.0	4.9
Total short-term debt	$26.0	$34.9
Current maturities of long-term debt:	$0.6	$0.7
Long-Term Debt:
Capital lease obligations	$15.8	$16.0
Domestic revolving credit facility	274.0	135.0
Senior unsecured notes	200.0	200.0
Total long-term debt	$489.8	$351.0
Total debt	$516.4	$386.6

Short-Term Debt

Foreign Obligations

Through several of our foreign subsidiaries, we have available to us foreign facilities to assist in financing seasonal borrowing needs for our foreign locations. We had $6.0 million and $4.9 million of foreign obligations as of March 31, 2013 and December 31, 2012, respectively, that are primarily borrowings under non-committed facilities.

Asset Securitization Program

Under the Receivables Purchase Agreement, or Asset Securitization Program (“ASP”), we are eligible to sell beneficial interests in a portion of our trade accounts receivable to participating financial institutions for cash. The ASP is subject to annual renewal and contains a provision whereby we retain the right to repurchase all of the outstanding beneficial interests transferred. Our continued involvement with the transferred assets includes servicing, collection and administration of the transferred beneficial interests. The accounts receivable securitized under the ASP are high-quality domestic customer accounts that have not aged significantly. The receivables represented by the retained interest that we service are exposed to risk of loss for any uncollectible amounts in the pool of receivables sold under the ASP. The fair values assigned to the retained and transferred interests are based on the sold accounts receivable carrying value given the short term to maturity and low credit risk.

The sale of the beneficial interests in our trade accounts receivable are reflected as short-term borrowings in the accompanying Consolidated Balance Sheets and proceeds received are included in cash flows from financing activities in the accompanying Consolidated Statements of Cash Flows.

The ASP provides for a maximum securitization amount of the lesser of $160.0 million or 100% of the net pool balance as defined by the ASP. However, eligibility for securitization is limited based on the amount and quality of the qualifying accounts receivable and is calculated monthly. The eligible amounts available and beneficial interests sold were as follows (in millions):

	As of March 31, 2013	As of December 31, 2012
Eligible amount available under the ASP on qualified accounts receivable	$160.0	$160.0
Beneficial interest sold	20.0	30.0
Remaining amount available	$140.0	$130.0
Under the ASP, we pay certain discount fees to use the program and to have the facility available to us. These fees relate to both the used and unused portions of the securitization. The used fee is based on the beneficial interest sold and calculated on the average floating commercial paper rate determined by the purchaser of the beneficial interest, plus a program fee of 0.60%. The average rates for March 31, 2013 and for December 31, 2012 were 0.84% and 0.85%, respectively. The unused fee is based on 102% of the maximum available amount less the beneficial interest sold and calculated at a 0.30% fixed rate throughout the term of the agreement. We recorded these fees in Interest Expense, net in the accompanying Consolidated Statements of Operations. The interest expense, including all fees, related to the ASP was as follows (in millions):

	For the Three Months Ended March 31,
	2013	2012
Interest expense (including fees)	$0.3	$0.3

The ASP contains certain restrictive covenants relating to the quality of our accounts receivable and certain cross-default provisions with our Fourth Amended and Restated Revolving Credit Facility Agreement ("Domestic Revolving Credit Facility"), senior unsecured notes and any other indebtedness we may have over $75.0 million. The administrative agent under the ASP is also a participant in our Domestic Revolving Credit Facility. The participating financial institutions have investment grade credit ratings. We continue to evaluate their credit ratings and have no reason to believe they will not perform under the ASP. As of March 31, 2013, we were in compliance with all covenant requirements.

Long-Term Debt

Domestic Revolving Credit Facility

Under our $650 million Domestic Revolving Credit Facility, we had outstanding borrowings of $274.0 million and $49.9 million committed to standby letters of credit as of March 31, 2013. Subject to covenant limitations, $326.1 million was available for future borrowings. This Domestic Revolving Credit Facility provides for issuance of letters of credit for the full amount of the credit facility and matures in October 2016. Additionally, at our request and subject to certain conditions, the commitments under the Domestic Revolving Credit Facility may be increased by a maximum of $100 million as long as existing or new lenders agree to provide such additional commitments.

Our weighted average borrowing rate on the facility was as follows:

	As of March 31, 2013	As of December 31, 2012
Weighted average borrowing rate	1.20%	1.46%
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

Each of our major debt agreements contains provisions by which a default under one agreement causes a default in the others (a cross default). If a cross default under the Domestic Revolving Credit Facility, our senior unsecured notes, the Lake Park Renewal, or our ASP were to occur, it could have a wider impact on our liquidity than might otherwise occur from a default of a single debt instrument or lease commitment.

If any event of default occurs and is continuing, lenders with a majority of the aggregate commitments may require the administrative agent to terminate our right to borrow under our Domestic Revolving Credit Facility and accelerate amounts due under our Domestic Revolving Credit Facility (except for a bankruptcy event of default, in which case such amounts will automatically become due and payable and the lenders’ commitments will automatically terminate). As of March 31, 2013, we were in compliance with all covenant requirements.

Senior Unsecured Notes

We issued $200.0 million of senior unsecured notes in May 2010 through a public offering. Interest is paid semiannually on May 15 and November 15 at a fixed interest rate of 4.90% per annum. These notes mature on May 15, 2017.

The notes are guaranteed, on a senior unsecured basis, by each of our domestic subsidiaries that guarantee payment by us of any indebtedness under our Domestic Revolving Credit Facility. The indenture governing the notes contains covenants that, among other things, limit our ability and the ability of the subsidiary guarantors to: create or incur certain liens; enter into certain sale and leaseback transactions; enter into certain mergers, consolidations and transfers of substantially all of our assets; and transfer certain properties. The indenture also contains a cross default provision which is triggered if we default on other debt of at least $75 million in principal which is then accelerated, and such acceleration is not rescinded within 30 days of the notice date. As of March 31, 2013, we were in compliance with all covenant requirements.

8. Pension and Post-retirement Benefit Plans:

The components of net periodic benefit cost were as follows (in millions):

	For the Three Months Ended March 31,
	2013	2012	2013	2012
	Pension Benefits		Other Benefits
Service cost	$1.3	$1.4	$—	$0.3
Interest cost	4.1	4.3	0.1	0.2
Expected return on plan assets	(5.2)	(4.7)	—	—
Amortization of prior service cost	0.1	0.1	(0.8)	(0.5)
Recognized actuarial loss	2.4	2.2	0.4	0.3
Settlements and curtailments	0.5	—
Net periodic benefit cost(1)	$3.2	$3.3	$(0.3)	$0.3

(1) All net periodic benefit cost for the three months ended March 31, 2013 and 2012 related to continuing operations.

9. Stock-Based Compensation:

The Lennox International Inc. 2010 Incentive Plan, as amended and restated, provides for various long-term incentive awards, including performance share units, restricted stock units and stock appreciation rights. Stock-based compensation expense related to continuing operations is included in Selling, General and Administrative expenses in the accompanying Consolidated Statements of Operations as follows (in millions):

	For the Three Months Ended March 31,
	2013	2012
Compensation expense(1)	$7.7	$4.3

(1) Stock-Based Compensation expense is recorded in our Corporate and other business segment.

10. Stock Repurchases:

In 2008, our Board of Directors approved a $300.0 million share repurchase plan, with no stated expiration date, authorizing the repurchase of shares of our common stock through open market purchases (the “2008 Share Repurchase Plan”). In December 2011, our Board of Directors increased the authorized amount of shares that could be repurchased under the 2008 Share Repurchase Plan by $100.0 million to $400.0 million. During the first three months of 2013, no shares were purchased under this plan and as of March 31, 2013, $71.2 million of shares may yet be purchased.

In December 2012, our Board of Directors approved a $300.0 million share repurchase plan, with no stated expiration date, authorizing the repurchase of shares of our common stock through open market purchases (the "2012 Share Repurchase Plan"). As of March 31, 2013, no shares were repurchased under this plan.

11. Comprehensive Income:

The following table provides information on items not reclassified in their entirety from AOCI to Net Income in the accompanying Consolidated Statements of Operations (in millions):

AOCI Component	For the three months ended March 31, 2013	Affected Line Item in the Consolidated Statement of Operations
Gains/(Losses) on cash flow hedges:
Commodity derivative contracts	$0.4	Cost of goods sold
Interest rate derivative contracts	—	Interest expense
	$0.4	Total before tax
	—	Income tax expense
	$0.4	Net of tax

Foreign currency translation adjustments:
Sale of foreign business (1)	$41.1	Loss from discontinued operations

Total reclassifications from AOCI	$41.5

(1) The reclassification of foreign currency translation adjustments relates to the sale of the Service Experts business. Refer to Note 13 for details.

The following table provides information on changes in AOCI by component (net of tax) for the three months ended March 31, 2013 (in millions):

	Gains / (Losses) on Cash Flow Hedges	Unrealized Gains / (Losses) on Available-for-Sale Securities	Defined Benefit Pension Plan Items	Foreign Currency Translation Adjustments	Total

Balance as of December 31, 2012	$1.1	$9.3	$(147.5)	$114.8	$(22.3)
Other comprehensive income/(loss) before reclassifications	(3.0)	(1.5)	0.7	(4.0)	(7.8)
Amounts reclassified from AOCI	(0.4)	—	—	(41.1)	(41.5)
Net other comprehensive income/(loss)	(3.4)	(1.5)	0.7	(45.1)	(49.3)
Balance as of March 31, 2013	$(2.3)	$7.8	$(146.8)	$69.7	$(71.6)

12. Restructuring Charges:

As part of the efforts to achieve our strategic priorities of manufacturing and sourcing excellence and expense reduction, we initiated various rationalization actions designed to lower our cost structure. As more fully explained in Note 15, restructuring charges are not included in our calculation of segment profit (loss).

Detailed below is the description of our significant ongoing restructuring action and its related activity in 2013.

Regional Distribution Network

In the fourth quarter of 2008, we commenced the transition of activities performed at our North American Parts Center in Des Moines, Iowa to other locations, including our North American Distribution Center in Marshalltown, Iowa. In the first quarter of 2013, we recorded expense of $0.2 million and we expect to incur an additional $0.6 million in future costs related to this restructuring activity. As of March 31, 2013, we have incurred $6.5 million in costs related to this restructuring activity.

Total Restructuring

Restructuring charges can include severance costs to eliminate a specified number of employees, infrastructure charges to vacate facilities and consolidate operations, lease termination costs and other related costs. Restructuring charges are generally recorded based on planned employee termination dates and site closure and consolidation plans. The timing of associated cash payments is dependent upon the type of restructuring charge and can extend over a multi-year period.

Information regarding the restructuring charges for all ongoing plans related to continuing operations is as follows (in millions):

	Charges Incurred in 2013	Charges Incurred to Date	Total Charges Expected to be Incurred
Severance and related expense	$0.2	$11.3	$11.4
Asset write-offs and accelerated depreciation	—	1.0	1.0
Equipment moves	—	0.3	0.3
Lease termination	—	2.6	2.6
Other	0.3	5.9	6.5
Total	$0.5	$21.1	$21.8
Information regarding the restructuring charges by segment is as follows (in millions):

	Charges Incurred in 2013	Charges Incurred to Date	Total Charges Expected to be Incurred
Residential Heating & Cooling	$0.2	$6.5	$7.1
Commercial Heating & Cooling	—	7.8	7.8
Refrigeration	0.3	6.8	6.9
Corporate & Other	—	—	—
Total	$0.5	$21.1	$21.8

Restructuring reserves related to continuing operations are included in Accrued expenses in the accompanying Consolidated Balance Sheets. The table below details activity within the restructuring reserves (in millions):

Description of Reserves	Balance as of December 31, 2012	Charged to Earnings	Cash Utilization	Non-Cash Utilization and Other	Balance as of March 31, 2013
Severance and related expense	$0.7	$0.2	$(0.5)	$—	$0.4
Asset write-offs and accelerated depreciation	—	—	—	—	—
Equipment moves	—	—	—	—	—
Lease termination	1.2	—	(1.2)	—	—
Other	0.5	0.3	(0.2)	(0.1)	0.5
Total restructuring reserves	$2.4	$0.5	$(1.9)	$(0.1)	$0.9

13. Discontinued Operations:

Service Experts

On March 22, 2013, the Company sold its Service Experts business to a majority-owned entity of American Capital, Ltd. (the "Buyer"), in an all cash transaction, for proceeds of $10.4 million. The proceeds include a determinable working capital adjustment of $3.8 million to be received in the second quarter of 2013 and exclude transaction costs.

A summary of net trade sales, pre-tax operating losses and other supplemental information for our Service Experts business is detailed below (in millions):

	For the Three Months Ended March 31,
	2013	2012
Net trade sales(1)	$73.5	$81.9
Pre-tax operating income (loss) (1)(2)	(15.1)	(14.3)
Gain on sale of business	1.7	—

(1) Excludes eliminations of intercompany sales and any associated profit.
(2) Pre-tax operating loss for the three months ended March 31, 2013 includes $2.3 million in retention bonus and severance costs and $0.2 million in stock-based compensation expense.
The assets and liabilities of the Service Experts business include the following in the accompanying Consolidated Balance Sheets (in millions):

	As of March 31, 2013	As of December 31, 2012
Assets of discontinued operations:
Accounts receivable, net	$—	$11.2
Inventories, net	—	4.8
Property, plant and equipment, net	—	3.6
Goodwill and intangible assets, net (1)	—	66.2
Deferred income taxes	—	5.5
Other assets	—	7.3
Liabilities of discontinued operations:
Accounts payable	$—	$16.7
Accrued expenses	—	38.5

(1) Goodwill was $66.0 million as of December 31, 2012 and included accumulated impairment charges of $228.5 million, of which $208.0 million was from years prior to 2012 and $20.5 million was from 2012. No impairments were recorded in 2013, and all goodwill was eliminated on March 22, 2013 as a result of the sale of the business.

Hearth

In April 2012, the Company sold its Hearth business to Comvest Investment Partners IV, in an all cash transaction, for net proceeds of $10.1 million, excluding the transaction costs and cash transferred with the business.

A summary of net trade sales and pre-tax operating losses for our Hearth business is detailed below (in millions):

	For the Three Months Ended March 31,
	2013	2012
Net trade sales	$—	$18.6
Pre-tax operating income (loss)(1)	0.1	(8.5)

(1)	Pre-tax operating loss includes a $6.3 million first quarter 2012 pre-tax charge for the write-down of net assets to their estimated fair value.

There were no assets and liabilities related to the Hearth business included in the accompanying Consolidated Balance Sheets as of March 31, 2013 or December 31, 2012.

14. Earnings (Loss) Per Share:

Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net income by the sum of the weighted-average number of shares and the number of equivalent shares assumed outstanding, if dilutive, under our stock-based compensation plans.

The computations of basic and diluted earnings per share for Net Income (Loss) were as follows (in millions, except per share data):

	For the Three Months Ended March 31,
	2013	2012
Net income (loss)	$8.0	$(6.1)
Add: Loss from discontinued operations	7.8	15.4
Income from continuing operations	$15.8	$9.3

Weighted-average shares outstanding – basic	50.3	50.9
Effect of diluted securities attributable to stock-based payments	0.7	—
Weighted-average shares outstanding – diluted	51.0	50.9

Earnings per share – Basic:
Income from continuing operations	$0.32	$0.18
Loss from discontinued operations	(0.16)	(0.30)
Net income (loss)	$0.16	$(0.12)

Earnings per share – Diluted:
Income from continuing operations	$0.31	$0.18
Loss from discontinued operations	(0.15)	(0.30)
Net income (loss)	$0.16	$(0.12)

Not included in the 2012 computation of diluted loss per share were 0.6 million shares of potentially dilutive securities, including performance share units, restricted stock units and stock appreciation rights. These shares would be anti-dilutive due to the loss position for the period. Additionally, the following stock appreciation rights were outstanding but not included in the diluted earnings per share calculation because the assumed exercise of such rights would have been anti-dilutive (in millions, except for per share data):

	For the Three Months Ended March 31,
	2013	2012
Weighted-average number of shares	0.4	1.1
Price ranges per share	$51.11 - $51.40	$34.06 - $46.78

15. Reportable Business Segments:

We operate in three reportable business segments of the heating, ventilation, air conditioning and refrigeration (“HVACR”) industry. Our segments are organized primarily by the nature of the products and services we provide.

In March 2013, we sold our Service Experts business to a majority-owned entity of American Capital, Ltd. The Service Experts business had previously been reported within our Service Experts segment along with a commercial service business called Lennox National Account Services (NAS). Beginning in the third quarter of 2012, the Service Experts business was included in discontinued operations, NAS was included in our Commercial Heating & Cooling segment, and the Service Experts reportable segment was eliminated. Segment results for all periods have been revised to conform to this new presentation.

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

Net sales and segment profit (loss) by business segment, along with a reconciliation of segment profit (loss) to Income from continuing operations before income taxes are shown below (in millions):

	For the Three Months Ended March 31,
	2013	2012
Net Sales
Residential Heating & Cooling	$314.5	$272.6
Commercial Heating & Cooling	163.0	156.7
Refrigeration	190.9	185.1
	$668.4	$614.4
Segment Profit (Loss) (1)
Residential Heating & Cooling	$20.5	$11.0
Commercial Heating & Cooling	11.1	8.3
Refrigeration	16.7	14.2
Corporate and other	(18.9)	(13.9)
Subtotal that includes segment profit and eliminations	29.4	19.6
Reconciliation to income from continuing operations before income taxes:
Special product quality adjustment	(0.2)	(0.4)
Items in Losses (gains) and other expenses, net that are excluded from segment profit (loss)(2)	1.3	(1.5)
Restructuring charges	0.5	2.6
Interest expense, net	3.4	4.7
Other expense, net	—	—
Income from continuing operations before income taxes	$24.4	$14.2

(1) We define segment profit and loss as a segment's income or loss from continuing operations before income taxes included in the accompanying Consolidated Statements of Operations, excluding the following:

•	Special product quality adjustments;

•	Items in Losses (gains) and other expenses, net (see table note 2 below);

•	Restructuring charges;

•	Goodwill, long-lived asset, and equity method investment impairments;

•	Interest expense, net;

•	Other expense, net.
(2) Items in Losses (gains) and other expenses, net that are excluded from segment profit include the following: asset impairment, net change in unrealized gains and/or losses on open futures contracts, special legal contingency charge, and other items.

16. Fair Value Measurements:

Assets Measured at Fair Value on a Recurring Basis

The following table presents the fair value hierarchy for those assets measured at fair value on a recurring basis (in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)
	As of March 31, 2013	As of December 31, 2012
Investment in marketable equity securities (1)	$9.5	$10.6

(1)	Investment in marketable equity securities is recorded in Other assets, net in the accompanying Consolidated Balance Sheets.

Other Fair Value Measurements

The carrying amounts of cash and cash equivalents, accounts and notes receivable, net, accounts payable, other current liabilities, and short-term debt approximate fair value due to the short maturities of these instruments. The carrying amount of our Domestic Revolving Credit Facility in Long-term debt also approximates fair value due to its variable-rate characteristics. The fair values of our Senior unsecured notes in Long-term debt are based on the amount of future cash flows using current market rates for debt instruments of similar maturities and credit risk. The fair values presented are estimates and are not necessarily indicative of amounts for which we could settle such instruments currently or indicative of our intent or ability to dispose of or liquidate them. The estimated fair values of our Senior unsecured notes were as follows (in millions):

	Quoted Prices in Active Markets for Similar Instruments (Level 2)
	As of March 31, 2013	As of December 31, 2012
Senior unsecured notes	$213.6	$212.3

17. Condensed Consolidating Financial Statements:

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

On March 22, 2013, the Company sold its Service Experts business to a majority-owned entity of American Capital, Ltd. The primary subsidiary for the U.S. Service Experts business had previously been included as a "Guarantor Subsidiary" and the Canada Service Experts subsidiary had previously been included as a "Non-Guarantor Subsidiary." As of March 31, 2013, the U.S. and Canada Service Experts businesses are included in discontinued operations of the condensed consolidating financial statements.

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

Condensed consolidating financial statements of the Company, its Guarantor Subsidiaries and Non-Guarantor Subsidiaries as of March 31, 2013 and December 31, 2012 and for the three months ended March 31, 2013 and 2012 are shown on the following pages:

Lennox International Inc. and Subsidiaries
Condensed Consolidating Balance Sheets
As of March 31, 2013
(In millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$14.0	$20.9	$—	$34.9
Accounts and notes receivable, net	(990.1)	873.3	471.1	52.7	407.0
Inventories, net	—	340.2	129.7	(5.6)	464.3
Deferred income taxes, net	2.2	23.0	6.2	(1.7)	29.7
Other assets	(14.5)	26.3	113.2	(56.8)	68.2
Assets of discontinued operations	—	—	—	—	—
Total current assets	(1,002.4)	1,276.8	741.1	(11.4)	1,004.1
Property, plant and equipment, net	—	235.5	59.6	—	295.1
Goodwill	—	131.8	91.6	—	223.4
Deferred income taxes	0.9	94.2	20.6	(5.8)	109.9
Other assets, net(1)	2,190.2	534.8	27.8	(2,671.2)	81.6
Total assets	$1,188.7	$2,273.1	$940.7	$(2,688.4)	$1,714.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$86.5	$—	$(60.3)	$(0.2)	$26.0
Current maturities of long-term debt	—	0.4	0.2	—	0.6
Accounts payable	13.4	152.8	82.8	63.4	312.4
Accrued expenses	8.4	155.9	58.6	(0.3)	222.6
Income taxes payable	2.6	4.5	49.5	(55.8)	0.8
Liabilities of discontinued operations	—	—	—	—	—
Total current liabilities	110.9	313.6	130.8	7.1	562.4
Long-term debt	474.0	15.6	99.4	(99.2)	489.8
Post-retirement benefits, other than pensions	—	5.8	—	—	5.8
Pensions	—	117.3	18.4	—	135.7
Other liabilities	1.3	63.9	10.4	(7.2)	68.4
Total liabilities	586.2	516.2	259.0	(99.3)	1,262.1
Commitments and contingencies
Total stockholders' equity	602.5	1,756.9	681.7	(2,589.1)	452.0
Total liabilities and stockholders' equity	$1,188.7	$2,273.1	$940.7	$(2,688.4)	$1,714.1

(1)	Other assets, net consists primarily of Investments in subsidiaries which eliminate upon consolidation.

Lennox International Inc. and Subsidiaries
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

Lennox International Inc. and Subsidiaries
Condensed Consolidating Statements of Operations
For the Three Months Ended March 31, 2013
(In millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$520.7	$189.5	$(41.8)	$668.4
Cost of goods sold	—	404.4	143.3	(41.3)	506.4
Gross profit	—	116.3	46.2	(0.5)	162.0
Operating expenses:
Selling, general and administrative expenses	—	102.6	33.0	—	135.6
Losses and other expenses, net	0.4	0.4	0.3	—	1.1
Restructuring charges	—	0.3	0.2	—	0.5
Income from equity method investments	(7.9)	2.5	(2.8)	5.1	(3.1)
Operational income from continuing operations	7.5	10.5	15.5	(5.6)	27.9
Interest expense, net	3.3	(0.5)	0.6	—	3.4
Other expense, net	—	—	0.1	—	0.1
Income from continuing operations before income taxes	4.2	11.0	14.8	(5.6)	24.4
Provision for income taxes	(1.3)	4.8	5.3	(0.2)	8.6
Income from continuing operations	5.5	6.2	9.5	(5.4)	15.8
Loss from discontinued operations	—	(7.8)	—	—	(7.8)
Net income	$5.5	$(1.6)	$9.5	$(5.4)	$8.0
Other comprehensive loss	$(3.4)	$0.8	$(46.0)	$(0.7)	$(49.3)

Lennox International Inc. and Subsidiaries
Condensed Consolidating Statements of Operations
For the Three Months Ended March 31, 2012
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$472.0	$189.5	$(47.1)	$614.4
Cost of goods sold	—	375.9	144.5	(46.9)	473.5
Gross profit	—	96.1	45.0	(0.2)	140.9
Operating expenses:
Selling, general and administrative expenses	—	88.4	34.8	—	123.2
Losses and other expenses, net	(1.6)	(0.7)	0.9	—	(1.4)
Restructuring charges	—	2.6	—	—	2.6
Income from equity method investments	6.8	2.1	(1.9)	(9.4)	(2.4)
Operational income from continuing operations	(5.2)	3.7	11.2	9.2	18.9
Interest expense, net	4.4	(0.5)	0.8	—	4.7
Other expense, net	—	—	—	—	—
Income from continuing operations before income taxes	(9.6)	4.2	10.4	9.2	14.2
Provision for income taxes	(1.0)	2.6	2.8	0.5	4.9
Income from continuing operations	(8.6)	1.6	7.6	8.7	9.3
Loss from discontinued operations	—	(10.8)	(4.6)	—	(15.4)
Net loss	$(8.6)	$(9.2)	$3.0	$8.7	$(6.1)
Other comprehensive income	$6.9	$2.7	$12.1	$0.7	$22.4

Lennox International Inc. and Subsidiaries
Condensed Consolidating Statements of Cash Flows
For the Three Months Ended March 31, 2013
(In millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:	$54.3	$(168.3)	$(23.3)	$—	$(137.3)
Cash flows from investing activities:
Proceeds from the disposal of property, plant and equipment	—	—	—	—	—
Purchases of property, plant and equipment	—	(9.3)	(2.8)	—	(12.1)
Net proceeds from sale of business	2.0	—	3.3	—	5.3
Net cash used in discontinued operations	—	(0.1)	—	—	(0.1)
Net cash used in investing activities	2.0	(9.4)	0.5	—	(6.9)
Cash flows from financing activities:
Short-term borrowings, net	—	—	1.2	—	1.2
Asset securitization borrowings	—	—	130.0	—	130.0
Asset securitization payments	—	—	(140.0)	—	(140.0)
Long-term debt payments	—	(0.2)	—	—	(0.2)
Borrowings from revolving credit facility	435.5	—	—	—	435.5
Payments on revolving credit facility	(296.5)	—	—	—	(296.5)
Proceeds from stock option exercises	0.5	—	—	—	0.5
Repurchases of common stock	(4.2)	—	—	—	(4.2)
Excess tax benefits related to share-based payments	2.3	—	—	—	2.3
Intercompany debt	(7.1)	(0.7)	7.8	—	—
Intercompany financing activity	(187.8)	179.2	8.6	—	—
Cash dividends paid	—	—	—	—	—
Net cash provided by financing activities	(57.3)	178.3	7.6	—	128.6
Decrease in cash and cash equivalents	(1.0)	0.6	(15.2)	—	(15.6)
Effect of exchange rates on cash and cash equivalents	—	—	(1.3)	—	(1.3)
Cash and cash equivalents, beginning of period	1.0	13.4	37.4	—	51.8
Cash and cash equivalents, end of period	$—	$14.0	$20.9	$—	$34.9

Lennox International Inc. and Subsidiaries
Condensed Consolidating Statements of Cash Flows
For the Three Months Ended March 31, 2012
(In millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:	$30.9	$(71.5)	$6.3	$—	$(34.3)
Cash flows from investing activities:
Proceeds from the disposal of property, plant and equipment	—	0.1	—	—	0.1
Purchases of property, plant and equipment	—	(5.5)	(1.1)	—	(6.6)
Net proceeds from sale of business	—	—	—	—	—
Net cash used in discontinued operations	—	(0.3)	—	—	(0.3)
Net cash used in investing activities	—	(5.7)	(1.1)	—	(6.8)
Cash flows from financing activities:
Short-term borrowings, net	—	—	6.6	—	6.6
Asset securitization borrowings	—	—	170.0	—	170.0
Asset securitization payments	—	—	(170.0)	—	(170.0)
Long-term debt payments	—	(0.2)	—	—	(0.2)
Borrowings from revolving credit facility	267.5	—	—	—	267.5
Payments on revolving credit facility	(215.5)	—	—	—	(215.5)
Proceeds from stock option exercises	0.1	—	—	—	0.1
Payments of deferred financing costs	—	—	—	—	—
Repurchases of common stock	(1.9)	—	—	—	(1.9)
Excess tax benefits related to share-based payments	0.8	—	—	—	0.8
Intercompany debt	8.5	(2.2)	(6.3)	—	—
Intercompany financing activity	(81.3)	86.8	(5.5)	—	—
Cash dividends paid	(9.2)	—	—	—	(9.2)
Net cash provided by financing activities	(31.0)	84.4	(5.2)	—	48.2
Increase in cash and cash equivalents	(0.1)	7.2	—	—	7.1
Effect of exchange rates on cash and cash equivalents	—	—	2.6	—	2.6
Cash and cash equivalents, beginning of period	1.0	9.7	34.3	—	45.0
Cash and cash equivalents, end of period	$0.9	$16.9	$36.9	$—	$54.7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on information currently available to management as well as management’s assumptions and beliefs. All statements, other than statements of historical fact, included in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements identified by the words “may,” “will,” “should,” “plan,” “predict,” “anticipate,” “believe,” “intend,” “estimate” and “expect” and similar expressions. Such statements reflect our current views with respect to future events, based on what we believe are reasonable assumptions; however, such statements are subject to certain risks and uncertainties. In addition to the specific uncertainties discussed elsewhere in this Quarterly Report on Form 10-Q, the risk factors set forth in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, and those set forth in Part II, “Item 1A. Risk Factors” of this report, if any, may affect our performance and results of operations. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those in the forward-looking statements. We disclaim any intention or obligation to update or review any forward-looking statements or information, whether as a result of new information, future events or otherwise.

Business Overview

We operate in three reportable business segments of the heating, ventilation, air conditioning and refrigeration (“HVACR”) industry. Our reportable segments are Residential Heating & Cooling, Commercial Heating & Cooling, and Refrigeration. For additional information regarding our reportable segments, see Note 15 in the Notes to the Consolidated Financial Statements.

Our fiscal year ends on December 31 and our interim fiscal quarters are each comprised of 13 weeks. For convenience, throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the 13-week periods comprising each fiscal quarter are denoted by the last day of the calendar quarter.

Our products and services are sold through a combination of direct sales, distributors and company-owned parts and supplies stores. The demand for our products and services is seasonal and significantly impacted by the weather. Warmer than normal summer temperatures generate demand for replacement air conditioning and refrigeration products and services and colder than normal winter temperatures have a similar effect on heating products and services. Conversely, cooler than normal summers and warmer than normal winters depress the demand for HVACR products and services. In addition to weather, demand for our products and services is influenced by national and regional economic and demographic factors, such as interest rates, the availability of financing, regional population and employment trends, new construction, general economic conditions and consumer spending habits and confidence. Also, a substantial portion of the sales in each of our business segments is attributable to replacement business, with the balance comprised of new construction business.

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

Financial Overview

In the first quarter of 2013, the Residential Heating & Cooling segment continued to lead our overall operational performance with a 15% increase in net sales and a $10 million increase in segment profit compared to the first quarter of 2012. The primary growth driver for this segment was industry growth in our new construction and replacement businesses. Our Commercial Heating & Cooling segment also performed well in the first quarter of 2013 with a 4% increase in net sales and $3 million in increased segment profit compared to the first quarter of 2012. This segment's profits were up largely due to improved product profit margins that were driven by volume increases from national accounts business and favorable sales price and mix. Sales in our Refrigeration segment were also up 3%, or were up 4% when excluding a 1% unfavorable currency impact. The segment profit for Refrigeration increased $3 million compared to the first quarter of 2012 primarily due to growth in our Australia refrigerant distribution business.

On a consolidated basis, our product profit margins improved quarter over quarter due to volume increases primarily in our Residential Heating & Cooling segment, growth in the Australia refrigerant distribution business, and overall favorable commodity pricing on raw materials. We continue to manage our cost structure by utilizing a combination of commodity hedging practices and controllable product cost management practices through manufacturing, sourcing and engineering initiatives.

On March 22, 2013, the Company sold its Service Experts business to a majority-owned entity of American Capital, Ltd. (the "Buyer"), in an all cash transaction, for proceeds of $10.4 million. The proceeds include a determinable working capital adjustment of $3.8 million to be received in the second quarter of 2013 and exclude transaction costs. The $1.7 million gain on sale of the business and the operating results for the business through March 22, 2013 are presented in discontinued operations. The Company also entered into a two-year equipment and parts supply agreement with the Buyer.

Financial Highlights

•	Net sales in the first quarter increased $54 million, or 9%, from $614 million in 2012 to $668 million in 2013. Foreign currency exchange rates were neutral to net sales quarter over quarter.

•
Operational income from continuing operations for the first quarter of 2013 was $28 million compared to $19 million for the same quarter of 2012. The increase was primarily due to higher volumes and higher gross profit margins from favorable price and material cost savings, partially offset by higher freight and distribution costs and higher incentive compensation due to overall improved operating results in 2013.

•	Net income for the first quarter of 2013 was $8 million compared to a net loss of $6 million in the first quarter of 2012.

•	Diluted earnings per share from continuing operations were $0.31 per share in the first quarter of 2013 compared to $0.18 per share in the first quarter of 2012.

•	We used $137 million of cash for operating activities in the first quarter of 2013 compared to $34 million in the first quarter of 2012.

Results of Operations

The following table provides a summary of our financial results, including information presented as a percentage of net sales (dollars in millions):

	For the Three Months Ended March 31,
	Dollars		Percent Change Fav/(Unfav)	Percent of Sales
	2013	2012		2013	2012
Net sales	$668.4	$614.4	8.8%	100.0%	100.0%
Cost of goods sold	506.4	473.5	(6.9)	75.8	77.1
Gross profit	162.0	140.9	15.0	24.2	22.9
Selling, general and administrative expenses	135.6	123.2	(10.1)	20.3	20.1
Losses (gains) and other expenses, net	1.1	(1.4)	(178.6)	0.2	(0.2)
Restructuring charges	0.5	2.6	80.8	0.1	0.4
Income from equity method investments	(3.1)	(2.4)	29.2	(0.5)	(0.4)
Operational income from continuing operations	$27.9	$18.9	47.6%	4.2%	3.1%

First Quarter of 2013 Compared to First Quarter of 2012 - Consolidated Results

Net Sales

Net sales increased 9% in the first quarter of 2013 compared to the first quarter of 2012. Our sales volume was up 7% and price and mix were up 2% from the comparable period. The increase in volume was driven by our Residential Heating & Cooling and Commercial Heating & Cooling segments capturing additional replacement and new construction business. The increase in price and mix was driven primarily by improvements in the Refrigeration segment's Australia refrigerant distribution business.

Gross Profit

Gross profit margins improved 130 basis points to 24.2% in the first quarter of 2013 compared to 22.9% in the first quarter of 2012. Improved price and mix contributed 220 basis points to profit margin and improved commodity and non-commodity material costs contributed a collective 30 basis points over the first quarter of 2012. Partially offsetting these increases were approximately

120 basis points of higher freight and distribution costs.

Selling, General and Administrative Expenses

Selling, General & Administrative (“SG&A”) expenses increased by $12 million in the first quarter of 2013 compared to the first quarter of 2012. As a percentage of net sales, SG&A expenses increased 20 basis points from 20.1% to 20.3% in the same periods. The increase in SG&A expenses was principally due to higher incentive compensation due to overall improved operating results in the first quarter of 2013.

Losses (gains) and Other Expenses, Net

Losses and other expenses, net for first quarters of 2013 and 2012 included the following (in millions):

	For the Three Months Ended March 31,
	2013	2012
Realized losses (gains) on settled futures contracts	$—	$0.3
Foreign currency exchange losses	(0.2)	(0.2)
Net change in unrealized losses (gains) on unsettled futures contracts	1.0	(1.7)
Special legal contingency charge	0.2	—
Other items, net	0.1	0.2
Losses (gains) and other expenses, net	$1.1	$(1.4)

The change in realized gains and losses on settled futures contracts in the first quarter of 2013 was attributable to increases in commodity prices relative to our futures contract prices. Conversely, the change in unrealized gains on unsettled futures contracts was primarily due to lower commodity prices relative to the futures contract prices. For more information on our derivatives, see Note 4 in the Notes to the Consolidated Financial Statements. The special legal contingency charge in the first quarter of 2013 relates to ongoing patent litigation. Refer to Note 6 in the Notes to the Consolidated Financial Statements for more information on this litigation.

Restructuring Charges

Restructuring charges were $0.5 million in the first quarter of 2013 compared to $2.6 million in the first quarter of 2012. We did not initiate any new large projects in 2013. The charges in both years related primarily to our Regional Distribution Network project. Refer to Note 12 in the Notes to the Consolidated Financial Statements for more information on our restructuring activity.

Income from Equity Method Investments

Investments over which we do not exercise control but have significant influence are accounted for using the equity method of accounting. Income from equity method investments increased slightly to $3 million in the first quarter of 2013 compared to $2 million in the first quarter of 2012 primarily due to improved operational performance from our joint ventures.

Interest Expense, net

Interest expense, net of $3 million in the first quarter of 2013 declined from $5 million in the first quarter of 2012 due to a decrease in our weighted average borrowings in the comparable periods. Our weighted average interest rates were relatively flat.

Income Taxes

The income tax provision was $9 million in the first quarter of 2013 compared to $5 million in the first quarter of 2012. The effective tax rate was 35.2% for the first quarter of 2013 compared to 34.6% for the first quarter of 2012. Our effective tax rates differ from the statutory federal rate of 35% for certain items, such as tax credits, state and local taxes, non-deductible expenses, foreign taxes at rates other than 35% and other permanent tax differences.

Loss from Discontinued Operations

The loss from discontinued operations relates to the Service Experts business, which we sold on March 22, 2013, and the Hearth business, which we sold in April 2012. The pre-tax loss from discontinued operations was $13 million in the first quarter of 2013 compared to $23 million in the first quarter of 2012.

The Service Experts business had a pre-tax loss of $13 million in the first quarter of 2013 compared to a pre-tax loss of $14 million in the first quarter of 2012. The pre-tax loss from discontinued operations in the first quarter of 2013 included operating losses of $13 million and $2 million for certain retention bonuses and severance costs, partially offset by a $2 million gain on the sale of the business. The pre-tax loss in the first quarter of 2012 consisted of operating losses of $14 million.

The Hearth business had no significant gains, losses or other activity in the first quarter of 2013. The business had a pre-tax loss of $8 million in the first quarter of 2012 that included $2 million of operating losses and a $6 million charge to write down certain long-lived assets to their fair value.

First Quarter of 2013 Compared to First Quarter of 2012 - Results by Segment

Residential Heating & Cooling

The following table details our Residential Heating & Cooling segment's net sales and profit for for the first quarters of 2013 and 2012 (dollars in millions):

	For the Three Months Ended March 31,
	2013	2012	Difference	% Change
Net sales	$314.5	$272.6	$41.9	15.4%
Profit	$20.5	$11.0	$9.5	86.4%
% of net sales	6.5%	4.0%

Residential Heating & Cooling net sales increased by 15% in the first quarter of 2013 compared to first quarter of 2012 primarily due to increases in sales volumes. The increase in volumes was attributable to industry growth in our new construction and replacement businesses quarter over quarter. Sales price and mix and other factors in first quarter of 2013 were all relatively comparable to first quarter of 2012.

Segment profit for the first quarter of 2013 increased $10 million due to $11 million in higher sales volumes, $3 million in material cost savings and $2 million in favorable price and mix. Partially offsetting these increases were $2 million in higher SG&A costs due primarily to higher employee compensation costs and $4 million of higher freight and distribution expenses due to continued investment in distribution initiatives.

Commercial Heating & Cooling

The following table details our Commercial Heating & Cooling segment's net sales and profit for the first quarters of 2013 and 2012 (dollars in millions):

	For the Three Months Ended March 31,
	2013	2012	Difference	% Change
Net sales	$163.0	$156.7	$6.3	4.0%
Profit	$11.1	$8.3	$2.8	33.7%
% of net sales	6.8%	5.3%

Commercial Heating & Cooling net sales increased 4% in the first quarter of 2013 compared to the first quarter of 2012 due to increased sales volumes. Sales volume growth was primarily attributable to increases in our national accounts business.

Segment profit in the first quarter of 2013 increased $3 million compared to the first quarter of 2012. Increases of $2 million for higher sales volumes and $2 million for favorable price and mix were partially offset by $1 million of higher freight and distribution expenses due to continued investment in distribution initiatives.

Refrigeration

The following table details our Refrigeration segment's net sales and profit for the first quarters of 2013 and 2012 (dollars in millions):

	For the Three Months Ended March 31,
	2013	2012	Difference	% Change
Net sales	$190.9	$185.1	$5.8	3.1%
Profit	$16.7	$14.2	$2.5	17.6%
% of net sales	8.7%	7.7%

Refrigeration net sales increased 3% in the first quarter of 2013 compared to the first quarter of 2012. Net sales were up 4% excluding the 1% unfavorable impact from foreign currency exchange rates. The increase in the first quarter of 2013 was attributable to growth of 6% in the Australia wholesale refrigerant business that were offset by volume declines of 2%. Sales volumes declined in first quarter of 2013 because certain supermarket customers slowed order rates.

Segment profit for the first quarter of 2013 increased $3 million over the first quarter of 2012, with increases of $7 million from growth in the Australia wholesale refrigerant business which benefited from one-time purchases of lower cost inventory and investments in related operations. Partially offsetting this benefit was $4 million of higher SG&A expenses.

Corporate and Other

Corporate and other expenses increased $5 million to $19 million in the first quarter of 2013 from $14 million in the first quarter of 2012. The increase was driven by an approximate $5 million increase in incentive compensation due to improved overall operating results.

Liquidity and Capital Resources

Our working capital and capital expenditure requirements are generally met through internally generated funds, bank lines of credit and an asset securitization arrangement. Working capital needs are generally greater in the first and second quarters due to the seasonal nature of our business cycle.

Statement of Cash Flows

The following table summarizes our cash flow activity for the three months ended March 31, 2013 and 2012 (in millions):

	For the Three Months Ended March 31,
	2013	2012
Net cash used in operating activities	$(137.3)	$(34.3)
Net cash used in investing activities	(6.9)	(6.8)
Net cash provided by financing activities	128.6	48.2

Net Cash Used in Operating Activities. Net cash used in operating activities increased $103 million to $137 million in the first quarter of 2013 compared to $34 million in the first quarter of 2012. This increase in use of cash was primarily attributable to higher working capital requirements and a decrease in accrued expenses. Generally, we carry higher than average inventory balances in the first and second quarters to meet the demand of the peak cooling season. Working capital was higher in the first quarter of 2013 because of increases in inventory as we prepare for expected summer demand as well as an increase in accounts receivable due to higher sales volumes quarter over quarter, partially offset by increases in accounts payable. The reduction in accrued expenses was primarily due to payments of employee incentive compensation earned in 2012 and payments of annual volume rebates.

Net Cash Used in Investing Activities. Capital expenditures were $12 million and $7 million in the first quarters of 2013 and

2012, respectively. Capital expenditures in 2013 were primarily investments in our distribution network, investments in systems and software to support the overall enterprise, and investments for manufacturing and sourcing excellence. Net cash used in investing activities also included net proceeds of $5 million in the first quarter of 2013 from the sale of the Service Experts business.

Net Cash Provided by Financing Activities. Net cash provided by financing activities increased to $129 million in the first quarter of 2013 primarily due to an increase in net borrowings. The net borrowings were higher in 2013 to support the increasing sales and seasonal rise in working capital requirements.

Debt Position

The following table details our lines of credit and financing arrangements as of March 31, 2013 (in millions):

	Maximum Capacity	Outstanding Borrowings	Available for Future Borrowings
Short-Term Debt:
Foreign Obligations	$29.0	$6.0	$23.0
Asset Securitization Program (1)	160.0	20.0	140.0
Total short-term debt	$189.0	$26.0	$163.0
Current Maturities:
Capital lease obligations	$0.6	$0.6	$—
Long-Term Debt:
Capital lease obligations	$15.8	$15.8	$—
Domestic revolving credit facility (2)	650.0	274.0	326.1
Senior unsecured notes	200.0	200.0	—
Total long-term debt	865.8	489.8	326.1
Total debt	$1,055.4	$516.4	$489.1

(1)	The maximum capacity under the Asset Securitization Program (“ASP”) is the lesser of $160.0 million or 100% of the net pool balance less reserves, as defined under the ASP.

(2)
The available future borrowings on our domestic revolving credit facility were reduced by $49.9 million in outstanding standby letters of credit. We had an additional $20.0 million in standby letters of credit with other banks.

We periodically review our capital structure, including our primary bank facility, to ensure the appropriate levels of liquidity and leverage. We consider various other financing alternatives and may, from time to time, seek to take advantage of favorable interest rate environments or other market conditions, which may include accessing the capital markets. Also, as our peak season arrives, we typically pay down debt.

Financial Leverage

Our debt-to-total-capital ratio increased to 53.3% at March 31, 2013 compared to 43.8% at December 31, 2012. The increase in the ratio in the first quarter of 2013 is due to the increase in our net borrowings, as noted above, as well as a decrease in equity primarily related to the reclassification of currency translation adjustments from accumulated other comprehensive income into net income. (Refer to Note 11 in the Notes to the Consolidated Financial Statements for more information on this reclassification). We evaluate our debt-to-capital ratio as well as our debt-to-EBITDA ratio in order to determine the appropriate targets for share repurchases under our share repurchase programs. Our senior credit ratings were investment grade as of March 31, 2013 and our goal is to retain investment grade ratings.

Liquidity

We believe our available future borrowings combined with our cash of $35 million and future cash from operations are sufficient to fund our operations, planned capital expenditures, future contractual obligations, share repurchases, anticipated dividends and other needs in the foreseeable future. Our expected capital expenditures for 2013 are $60 million.

Included in our cash and cash equivalents of $35 million as of March 31, 2013 was $21 million of cash held in foreign locations. Our cash in foreign locations is used for investing and operating activities in those locations, and we currently do not have the need or intent to repatriate those funds to the United States. If we were to repatriate this cash, we would be required to accrue and to pay taxes in the United States for the amounts that were repatriated.

We also continue to increase shareholder value through dividend payments and our share repurchase programs. In 2013, we are targeting approximately $100 million in share repurchases under the existing share repurchase programs and over $30 million of dividend payments.

Off Balance Sheet Arrangements

In addition to the credit facilities and promissory notes described above, we also lease real estate and machinery and equipment pursuant to operating leases that are not capitalized on the balance sheet, including high-turnover equipment such as autos and service vehicles and short-lived equipment such as personal computers.

On March 22, 2013, we entered into an agreement with a financial institution to renew the lease of our corporate headquarters in Richardson, Texas for a term of approximately six years through March 1, 2019. The agreement provides for financial covenants consistent with our credit agreement and we were in compliance with those covenants as of March 31, 2013. The lease is classified as an operating lease and we expect to realize annual savings of approximately $2 million in net rent costs from this renewal compared to our previous leasing arrangement. Refer to Note 6 in the Notes to the Consolidated Financial Statements for more details.

Commitments, Contingencies and Guarantees

For more information regarding our commitments, contingencies and guarantees, see Note 6 in the Notes to the Consolidated Financial Statements.
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

We also may incur costs related to our products that may not be covered under our warranties and are not covered by insurance, and we may, from time to time, repair or replace installed products experiencing quality issues in order to satisfy our customers and to protect our brand. These product quality issues may be caused by vendor-supplied components that fail to meet required specifications. We identified product quality issues we believe resulted from vendor supplied materials, including a heating and cooling product line produced in 2006 and 2007 and a refrigerant product quality issue in 2012. As of March 31, 2013, we have $6 million accrued for these matters. We may incur additional charges in the future as more information becomes available.

We estimate the costs to settle pending litigation based on experience involving similar claims and specific facts known and do not believe that any current, pending or threatened litigation will have a material adverse effect on our financial condition, results of operations or cash flows. Litigation, however, involves uncertainties and it is possible that the eventual outcome of litigation could adversely affect our results of operations for a particular period.

Recent Accounting Pronouncements

In February 2013, the FASB updated its guidance related to the presentation of comprehensive income and accumulated other comprehensive income ("AOCI"). The updated guidance requires additional footnote disclosure of items reclassified out of AOCI and into net income as well as the effect of the reclassifications on each affected Statement of Operations line item. This updated guidance was applicable beginning in the first quarter of 2013 on a prospective basis. The required disclosures can be found in Note 11 of the Notes to the Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting LII, see "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. Our exposure to market risk has not changed materially since December 31, 2012.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our current management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2013, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes during the quarter ended March 31, 2013 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

We are involved in a number of claims and lawsuits incident to the operation of our businesses. Insurance coverages are maintained and estimated costs are recorded for such claims and lawsuits. It is management's opinion that none of these claims or lawsuits will have a material adverse effect, individually or in the aggregate, on our financial position, results of operations or cash flows.

Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or results of operations. There have been no material changes to our risk factors from those disclosed in our 2012 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In June 2008, our Board of Directors approved a $300 million share repurchase plan, with no stated expiration date, authorizing the repurchase of shares of our common stock through open market purchases (the “2008 Share Repurchase Plan”). In December 2011, our Board of Directors increased the authorized amount of shares that could be repurchased under the 2008 Share Repurchase Plan by $100 million to $400 million. For the first three months of 2013, no shares of stock were repurchased under this plan, and as of March 31, 2013, $71.2 million of shares may yet be purchased.

In December 2012, our Board of Directors approved a $300 million share repurchase plan, with no stated expiration date, authorizing the repurchase of shares of our common stock through open market purchases (the "2012 Share Repurchase Plan"). As of March 31, 2013, no shares were repurchased under this plan.

In the first quarter of 2013, we purchased shares of our common stock as follows:

	Total Number of Shares Purchased (1)	Average Price Paid per Share (including fees)	Total Number of Shares Purchased As Part of Publicly Announced Plans	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans (in millions)
January 1 through January 31	6,483	$52.10	—	$371.2
February 1 through February 28	7,991	58.61	—	371.2
March 1 through March 31	53,443	63.27	—	371.2
	67,917		—

(1) This column reflects the surrender to LII of 67,917 shares of common stock to satisfy employee tax-withholding obligations in connection with the vesting of restricted stock units and performance share units.

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

LENNOX INTERNATIONAL INC.

By: /s/ Joseph W. Reitmeier
                            Joseph W. Reitmeier
Date: April 22, 2013                Chief Financial Officer
(on behalf of registrant and as principal financial officer)