Form 10-Q
period 2013-09-30
LENNOX INTERNATIONAL INC
filed 2013-10-21
CIK 1069202

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
_________________________________________________
FORM 10-Q
 _________________________________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  [ ]    No  [X]
As of October 17, 2013, the number of shares outstanding of the registrant’s common stock, par value $.01 per share, was 49,506,813.

LENNOX INTERNATIONAL INC.
FORM 10-Q

i

Part I - Financial Information
Item 1. Financial Statements
LENNOX INTERNATIONAL INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In millions, except shares and par value)

	As of September 30, 2013	As of December 31, 2012
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$37.8	$51.8
Accounts and notes receivable, net of allowances of $9.3 and $9.5 in 2013 and 2012, respectively	489.2	373.4
Inventories, net	430.0	374.8
Deferred income taxes, net	29.5	27.5
Other assets	50.8	61.0
Assets of discontinued operations	—	98.6
Total current assets	1,037.3	987.1
Property, plant and equipment, net of accumulated depreciation of $615.8 and $584.8 in 2013 and 2012, respectively	314.8	298.2
Goodwill	218.8	223.8
Deferred income taxes	111.8	102.8
Other assets, net	73.0	80.0
Total assets	$1,755.7	$1,691.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$167.9	$34.9
Current maturities of long-term debt	0.8	0.7
Accounts payable	324.1	284.7
Accrued expenses	281.4	259.6
Income taxes payable	21.6	4.5
Liabilities of discontinued operations	—	55.2
Total current liabilities	795.8	639.6
Long-term debt	266.2	351.0
Post-retirement benefits, other than pensions	3.8	6.1
Pensions	138.1	134.4
Other liabilities	69.6	62.5
Total liabilities	1,273.5	1,193.6
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 200,000,000 shares authorized, 87,170,197 shares issued	0.9	0.9
Additional paid-in capital	916.2	898.3
Retained earnings	847.1	744.4
Accumulated other comprehensive loss	(93.9)	(22.3)
Treasury stock, at cost, 37,593,995 shares and 36,937,632 shares in 2013 and 2012, respectively	(1,189.4)	(1,124.5)
Noncontrolling interests	1.3	1.5
Total stockholders’ equity	482.2	498.3
Total liabilities and stockholders' equity	$1,755.7	$1,691.9
The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (In millions, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Net sales	$868.0	$809.7	$2,449.5	$2,264.5
Cost of goods sold	630.6	604.8	1,796.1	1,710.6
Gross profit	237.4	204.9	653.4	553.9
Operating Expenses:
Selling, general and administrative expenses	136.9	125.9	424.0	379.8
Losses (gains) and other expenses, net	(0.3)	0.3	2.8	0.2
Restructuring charges	0.3	0.4	3.2	3.1
Income from equity method investments	(3.3)	(2.6)	(10.7)	(8.8)
Operational income from continuing operations	103.8	80.9	234.1	179.6
Interest expense, net	3.8	4.4	10.8	13.4
Other expense (income), net	—	—	(0.1)	0.1
Income from continuing operations before income taxes	100.0	76.5	223.4	166.1
Provision for income taxes	34.2	26.8	77.5	57.6
Income from continuing operations	65.8	49.7	145.9	108.5
Discontinued Operations:
Loss from discontinued operations before income taxes	(2.3)	(24.6)	(15.7)	(57.2)
Benefit from income taxes	(0.8)	(4.3)	(6.4)	(16.7)
Loss from discontinued operations	(1.5)	(20.3)	(9.3)	(40.5)
Net income	$64.3	$29.4	$136.6	$68.0

Earnings per share – Basic:
Income from continuing operations	$1.32	$0.98	$2.92	$2.13
Loss from discontinued operations	(0.03)	(0.40)	(0.19)	(0.79)
Net income	$1.29	$0.58	$2.73	$1.34

Earnings per share – Diluted:
Income from continuing operations	$1.30	$0.97	$2.87	$2.11
Loss from discontinued operations	(0.03)	(0.40)	(0.18)	(0.79)
Net income	$1.27	$0.57	$2.69	$1.32

Average shares outstanding:
Basic	49.7	50.6	50.0	50.8
Diluted	50.5	51.3	50.8	51.5

Cash dividends declared per share	$0.24	$0.20	$0.68	$0.56

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited) (In millions)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$64.3	$29.4	$136.6	$68.0
Other comprehensive income (loss):
Foreign currency translation adjustments, net	6.7	25.4	(21.6)	16.2
Reclassification of foreign currency translation gains into earnings	—	—	(41.1)	(3.7)
Net change in pension and post-retirement liabilities	(0.7)	(0.9)	0.6	5.6
Change in fair value of available-for-sale marketable equity securities	(1.5)	(0.3)	(6.2)	1.5
Net change in fair value of derivatives	5.1	5.2	(8.3)	7.3
Reclassification of derivative losses into earnings	2.1	2.8	3.3	7.6
Other comprehensive income (loss) before income taxes	11.7	32.2	(73.3)	34.5
Tax (expense) benefit	(2.5)	(2.7)	1.7	(7.6)
Other comprehensive income (loss), net of tax	9.2	29.5	(71.6)	26.9
Comprehensive income	$73.5	$58.9	$65.0	$94.9
The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS For the Nine Months Ended September 30, 2013 and 2012 (Unaudited) (In millions)

	2013	2012
Cash flows from operating activities:
Net income	$136.6	$68.0
Net loss from discontinued operations	9.3	40.5
Adjustments to reconcile net income to net cash provided by operating activities:
Income from equity method investments	(10.7)	(8.8)
Dividends from affiliates	9.1	6.9
Restructuring expenses, net of cash paid	(1.2)	—
Provision for bad debts	2.7	2.0
Unrealized losses (gains) on derivative contracts	0.7	(1.4)
Stock-based compensation expense	20.5	10.5
Depreciation and amortization	43.1	41.1
Deferred income taxes	0.1	0.5
Other items, net	13.5	3.3
Changes in assets and liabilities, net of effects of divestitures:
Accounts and notes receivable	(125.3)	(62.4)
Inventories	(76.4)	(81.3)
Other current assets	(13.7)	(5.0)
Accounts payable	29.4	20.8
Accrued expenses	18.3	32.1
Income taxes payable and receivable	12.9	13.7
Other	9.3	(3.6)
Net cash used in discontinued operations	(13.2)	(12.5)
Net cash provided by operating activities	65.0	64.4
Cash flows from investing activities:
Proceeds from the disposal of property, plant and equipment	0.1	0.1
Purchases of property, plant and equipment	(41.0)	(28.0)
Net proceeds from sale of businesses	8.1	10.1
Net cash used in discontinued operations	(0.1)	(0.3)
Net cash used in investing activities	(32.9)	(18.1)
Cash flows from financing activities:
Short-term borrowings, net	3.8	1.3
Asset securitization borrowings	330.0	480.0
Asset securitization payments	(200.0)	(455.0)
Long-term debt payments	(0.7)	(0.9)
Borrowings from revolving credit facility	998.0	696.0
Payments on revolving credit facility	(1,083.5)	(706.0)
Proceeds from employee stock purchases	1.3	0.3
Repurchases of common stock	(66.0)	(35.0)
Repurchases of common stock to satisfy employee withholding tax obligations	(7.7)	(3.4)
Excess tax benefits related to share-based payments	4.7	1.7
Cash dividends paid	(22.1)	(27.5)
Net cash used in financing activities	(42.2)	(48.5)
Decrease in cash and cash equivalents	(10.1)	(2.2)
Effect of exchange rates on cash and cash equivalents	(3.9)	6.0
Cash and cash equivalents, beginning of period	51.8	45.0
Cash and cash equivalents, end of period	$37.8	$48.8

Supplementary disclosures of cash flow information:
Cash paid during the period for:
Interest, net	$9.4	$11.8
Income taxes (net of refunds)	$53.6	$27.8

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. General:

References in this Quarterly Report on Form 10-Q to "we," "our," "us," "LII," or the "Company" refer to Lennox International Inc. and its subsidiaries, unless the context requires otherwise.
Basis of Presentation
The accompanying unaudited Consolidated Balance Sheet as of September 30, 2013, the accompanying unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012, the accompanying unaudited Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012, and the accompanying unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 should be read in conjunction with our audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2012. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The accompanying consolidated financial statements contain all material adjustments, consisting principally of normal recurring adjustments, necessary for a fair presentation of our financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to applicable rules and regulations, although we believe that the disclosures herein are adequate to make the information presented not misleading. The operating results for the interim periods are not necessarily indicative of the results that may be expected for a full year.
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

Reclassifications

Certain amounts have been reclassified from the prior year presentation to conform to the current year presentation.

2. Inventories:

The components of inventories are as follows (in millions):

	As of September 30, 2013	As of December 31, 2012
Finished goods	$292.9	$258.0
Work in process	12.7	12.0
Raw materials and parts	199.7	180.1
	505.3	450.1
Excess of current cost over last-in, first-out cost	(75.3)	(75.3)
Total inventories, net	$430.0	$374.8

3. Goodwill:
The changes in the carrying amount of goodwill for the first nine months of 2013, in total and by segment, are summarized in the table below (in millions):

	Balance at December 31, 2012	Acquisitions / (Dispositions)	Other(1)	Balance at September 30, 2013
Residential Heating & Cooling	$26.1	$—	$—	$26.1
Commercial Heating & Cooling	63.8	—	0.4	64.2
Refrigeration	133.9	—	(5.4)	128.5
	$223.8	$—	$(5.0)	$218.8

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

4. Derivatives:

Objectives and Strategies for Using Derivative Instruments

Commodity Price Risk

We utilize a cash flow hedging program to mitigate our exposure to volatility in the prices of metal commodities used in our production processes. Our hedging program includes the use of futures contracts to lock in prices, and as a result, we are subject to derivative losses should the metal commodity prices decrease and gains should the prices increase. We utilize a dollar cost averaging strategy so that a higher percentage of commodity price exposures are hedged near-term with lower percentages hedged at future dates. This strategy allows for protection against near-term price volatility while allowing us to adjust to market price movements over time.

Interest Rate Risk

A portion of our debt bears interest at variable interest rates, and as a result, we are subject to variability in the cash paid for interest. In order to mitigate a portion of that risk, we may choose to engage in an interest rate swap hedging strategy to eliminate the variability of interest payment cash flows.

Prior to 2013, we used an interest rate swap hedge to fix the interest payments associated with the first $100 million of the total variable-rate debt outstanding under our revolving credit facility that is solely due to changes in the benchmark interest rate. The variable portion of the interest rate swap was tied to the 1-Month LIBOR (the benchmark interest rate). On a monthly basis, the interest rates for both the interest rate swap and the underlying debt were reset, the swap was settled with the counterparty, and the interest was paid. That interest rate swap was classified as a cash flow hedge and it expired on October 12, 2012. Subsequently, we have not hedged against interest rate risk.

Foreign Currency Risk

Foreign currency exchange rate movements create a degree of risk by affecting the U.S. dollar value of assets and liabilities arising in foreign currencies. We seek to mitigate the impact of currency exchange rate movements on certain short-term transactions by periodically entering into foreign currency forward contracts. These forward contracts are not designated as hedges and generally expire during the quarter that we enter into them. By entering into forward contracts, we lock in exchange rates that would otherwise cause losses should the U.S. dollar appreciate and gains should the U.S. dollar depreciate.

Cash Flow Hedges

We have commodity futures contracts designated as cash flows hedges that are scheduled to mature through March 2015. Unrealized gains or losses from our commodity cash flow hedges are included in accumulated other comprehensive income (“AOCI”) and are expected to be reclassified into earnings within the next 18 months based on the prices of the commodities at the settlement dates. Assuming commodity prices remain constant, we expect to reclassify $2.1 million of derivative losses into earnings within the next 12 months.

We recorded the following amounts related to our cash flow hedges (in millions):

	As of September 30, 2013	As of December 31, 2012
Commodity Hedges:
Losses (gains) included in AOCI, net of tax	$2.0	$(1.1)
Income tax expense (benefit)	(1.1)	0.7

We had the following outstanding commodity futures contracts designated as cash flow hedges (in millions):

	As of September 30, 2013	As of December 31, 2012
	(pounds)	(pounds)
Copper	20.0	22.8

Derivatives not Designated as Cash Flow Hedges

For commodity derivatives not designated as cash flow hedges, we follow the same hedging strategy as derivatives designated as cash flow hedges, except that we elect not to designate them as cash flow hedges at the inception of the arrangement. We had the following outstanding commodity futures contracts not designated as cash flow hedges (in millions):

	As of September 30, 2013	As of December 31, 2012
	(pounds)	(pounds)
Copper	2.1	2.1
Aluminum	2.5	2.8
We also had the following outstanding foreign currency forward contracts not designated as cash flow hedges (local currency, in millions):

	As of September 30, 2013	As of December 31, 2012
Notional Amounts:
Brazilian Real	5.2	10.8
Mexican Peso	248.5	220.2
Euro	2.0	1.3
British Pound	3.4	5.4
Indian Rupee	112.0	19.5
Polish Zloty	30.5	12.4

Information About the Locations and Amounts of Derivative Instruments

The following tables provide the locations and amounts of derivative fair values in the Consolidated Balance Sheets and derivative gains and losses in the Consolidated Statements of Operations (in millions):

	Fair Values of Derivative Instruments(1)
	Derivatives Designated as Hedging Instruments		Derivatives Not Designated as Hedging Instruments
	As of September 30, 2013	As of December 31, 2012	As of September 30, 2013	As of December 31, 2012
Current Assets:
Other Assets
Commodity futures contracts	$—	$1.6	$—	$0.2
Foreign currency forward contracts	—	—	—	0.1
Non-Current Assets:
Other Assets, net
Commodity futures contracts	0.1	0.3	—	—
Total Assets	$0.1	$1.9	$—	$0.3
Current Liabilities:
Accrued Expenses
Commodity futures contracts	$3.3	$—	$0.4	$—
Foreign currency forward contracts	—	—	0.2	0.1
Non-Current Liabilities:
Other Liabilities
Commodity futures contracts	—	—	—	—
Total Liabilities	$3.3	$—	$0.6	$0.1

(1) All derivative instruments are classified as Level 2 within the fair value hierarchy. See Note 16 for more information.

Derivatives in Cash Flow Hedging Relationships
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Amount of Loss Reclassified from AOCI into Income (Effective Portion):
Commodity futures contracts(1)	$2.1	$2.2	$3.3	$5.8
Interest rate swap(2)	—	0.6	—	1.8
	$2.1	$2.8	$3.3	$7.6
Amount of Loss (Gain) Recognized in Income (Ineffective Portion):
Commodity futures contracts(3)	$(0.1)	$(0.1)	$0.2	$(0.2)

Derivatives Not Designated as Hedging Instruments
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Amount of Loss (Gain) Recognized in Income:
Commodity futures contracts(3)	$(0.6)	$(0.8)	$1.2	$(0.9)
Foreign currency forward contracts(3)	(0.6)	0.6	0.2	0.3
	$(1.2)	$(0.2)	$1.4	$(0.6)

(1) The loss was recorded in Cost of goods sold in the accompanying Consolidated Statements of Operations.

(2) The loss was recorded in Interest expense, net in the accompanying Consolidated Statements of Operations.
(3) The loss (gain) was recorded in Losses (gains) and other expenses, net in the accompanying Consolidated Statements of Operations.

5. Income Taxes:

As of September 30, 2013, we had approximately $1.9 million in total gross unrecognized tax benefits. Of this amount, $1.5 million (net of federal benefit on state issues), if recognized, would be recorded through the Consolidated Statement of Operations. As of September 30, 2013, we had approximately $0.2 million (net of federal tax benefits) in interest and penalties recognized in income tax expense in accordance with FASB Accounting Standards Codification ("ASC") Topic 740.

We are currently under examination for our U.S. federal income taxes for 2012 and 2013 and are subject to examination by numerous other taxing authorities in the U.S. and in jurisdictions such as Australia, Belgium, France, Canada, and Germany. We are generally no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by taxing authorities for years prior to 2007.

Since January 1, 2013, numerous states, including New Mexico, North Dakota, Minnesota, Texas, West Virginia and North Carolina, enacted legislation effective for tax years beginning on or after January 1, 2013, including changes to rates and apportionment methods. The impact of these changes is immaterial.

On January 2, 2013, the American Taxpayer Relief Act of 2012 was enacted which retroactively reinstated and extended the Federal Research and Development Tax Credit (Federal R&D Tax Credit) from January 1, 2012 to December 31, 2013, in addition to other extenders. As a result, the Company's income tax provision for the first nine months of calendar year 2013 includes a discrete tax benefit that will reduce the annual effective income tax rate. On a full year basis, the impact to the annual effective income tax rate is not expected to be material.

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
Our obligations under the Lake Park Renewal are secured by a pledge of our interest in the leased property. The Lake Park Renewal contains customary lease covenants and events of default as well as events of default if (i) indebtedness of $75 million or more is not paid when due, (ii) there is a change of control or (iii) we fail to comply with certain covenants incorporated from our Domestic Credit Facility. We were in compliance with those covenants as of September 30, 2013.

Product Warranties and Product Related Contingencies

Liabilities for estimated product warranty costs related to continuing operations are included in the following captions on the accompanying Consolidated Balance Sheets (in millions):

	As of September 30, 2013	As of December 31, 2012
Accrued expenses	$23.7	$25.1
Other liabilities	52.0	46.8
	$75.7	$71.9
The changes in product warranty liabilities related to continuing operations for the nine months ended September 30, 2013 were as follows (in millions):

Total warranty liability as of December 31, 2012	$71.9
Payments made in 2013	(15.3)
Changes resulting from issuance of new warranties	22.5
Changes in estimates associated with pre-existing liabilities	(3.2)
Changes in foreign currency translation rates and other	(0.2)
Total warranty liability as of September 30, 2013	$75.7
We evaluate our heating, ventilation and air conditioning ("HVAC") warranty liabilities at the end of each accounting period and also perform a complete re-evaluation of these liabilities annually in the second quarter. As a result of the second quarter 2013 re-evaluation, we decreased our warranty liability by $3.2 million and recorded the related adjustment in Cost of Goods Sold in the Consolidated Statements of Operations.
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
We have non-warranty product quality issues we believe resulted from vendor supplied materials, including a heating and cooling product line produced in 2006 and 2007 and a refrigerant product quality issue. The expense for these product quality issues, and the related liabilities, are not included in the above tables related to our estimated warranty liabilities. The expenses related to these product quality issues were classified in Cost of Goods Sold in the Consolidated Statements of Operations and the related liabilities are included in Accrued Expenses in the Consolidated Balance Sheets. We may incur additional charges in the future as more information becomes available. The changes in the accrued product quality issues for the nine months ended September 30, 2013 were as follows (in millions):

Total accrued product quality issues as of December 31, 2012	$6.7
Changes in estimates associated with pre-existing liabilities	0.3
Product quality claims paid in 2013	(1.1)
Total accrued product quality issues as of September 30, 2013	$5.9

Litigation

We are involved in a number of claims and lawsuits incident to the operation of our businesses. Insurance coverages are maintained and estimated costs are recorded for such claims and lawsuits, including costs to settle claims and lawsuits based on experience involving similar matters and specific facts known. Costs related to such matters were not material to the periods presented.

Some of these claims and lawsuits allege health problems resulting from exposure to asbestos. For the three months ended September 30, 2013, no expense was recorded and for the nine months ended September 30, 2013, $0.5 million of expense, net of insurance recoveries, was recorded for asbestos matters. These charges were included in Selling, general and administrative expenses in the accompanying Consolidated Statements of Operations. We also expect that additional asbestos-related claims will be brought against us in the future. However, the Company believes our liability exposure related to those additional future claims cannot currently be estimated because of numerous uncertainties, including the number of such claims and lawsuits and the costs of defending and settling them, possible adverse judgments in amounts greater than previously experienced, and possible changes in the laws and process governing the compensation of asbestos claimants.

We are also involved in patent litigation claims related to products from an acquired business. The Company has indemnification protection (with certain limitations) for these claims.

It is management's opinion that none of these claims or lawsuits or any threatened litigation will have a material adverse effect on our financial condition, results of operations or cash flows. Claims and lawsuits, however, involve uncertainties and it is possible that their eventual outcome could adversely affect our results of operations for a particular period.

7. Lines of Credit and Financing Arrangements:

The following table summarizes our outstanding debt obligations and the classification in the accompanying Consolidated Balance Sheets (in millions):

	As of September 30, 2013	As of December 31, 2012
Short-Term Debt:
Asset Securitization Program	$160.0	$30.0
Foreign obligations	7.9	4.9
Total short-term debt	$167.9	$34.9
Current maturities of long-term debt:	$0.8	$0.7
Long-Term Debt:
Capital lease obligations	$16.7	$16.0
Domestic revolving credit facility	49.5	135.0
Senior unsecured notes	200.0	200.0
Total long-term debt	$266.2	$351.0
Total debt	$434.9	$386.6

Short-Term Debt

Foreign Obligations

Through several of our foreign subsidiaries, we have available to us facilities to assist in financing seasonal borrowing needs for our foreign locations. We had $7.9 million and $4.9 million of foreign obligations as of September 30, 2013 and December 31, 2012, respectively, that are primarily borrowings under non-committed facilities.

Asset Securitization Program

Under the Asset Securitization Program (“ASP”), we are eligible to sell beneficial interests in a portion of our trade accounts receivable to participating financial institutions for cash. The ASP is subject to annual renewal and contains a provision whereby we retain the right to repurchase all of the outstanding beneficial interests transferred. Our continued involvement with the transferred assets includes servicing, collection and administration of the transferred beneficial interests. The accounts receivable securitized under the ASP are high-quality domestic customer accounts that have not aged significantly. The receivables represented by the retained interest that we service are exposed to risk of loss for any uncollectible amounts in the pool of receivables sold under the ASP. The fair values assigned to the retained and transferred interests are based on the sold accounts receivable carrying value given the short term to maturity and low credit risk.

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

The ASP provides for a maximum securitization amount of the lesser of $160.0 million or 100% of the net pool balance as defined by the ASP. However, eligibility for securitization is limited based on the amount and quality of the qualifying accounts receivable and is calculated monthly. The eligible amounts available and beneficial interests sold were as follows (in millions):

	As of September 30, 2013	As of December 31, 2012
Eligible amount available under the ASP on qualified accounts receivable	$160.0	$160.0
Beneficial interest sold	160.0	30.0
Remaining amount available	$—	$130.0
Under the ASP, we pay certain discount fees to use the program and to have the facility available to us. These fees relate to both the used and unused portions of the securitization. The used fee is based on the beneficial interest sold and calculated on the average floating commercial paper rate determined by the purchaser of the beneficial interest, plus a program fee of 0.60%. The average rates for September 30, 2013 and December 31, 2012 were 0.81% and 0.85%, respectively. The unused fee is based on 102% of the maximum available amount less the beneficial interest sold and calculated at a 0.30% fixed rate throughout the term of the agreement. We recorded these fees in Interest expense, net in the accompanying Consolidated Statements of Operations. The interest expense, including all fees, related to the ASP was as follows (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Interest expense (including fees)	$0.3	$0.3	$1.0	$0.9

The ASP contains certain restrictive covenants relating to the quality of our accounts receivable and certain cross-default provisions with our Fourth Amended and Restated Revolving Credit Facility Agreement ("Domestic Revolving Credit Facility"), senior unsecured notes and any other indebtedness we may have over $75.0 million. The administrative agent under the ASP is also a participant in our Domestic Revolving Credit Facility. The participating financial institutions have investment grade credit ratings. We continue to evaluate their credit ratings and have no reason to believe they will not perform under the ASP. As of September 30, 2013, we were in compliance with all covenant requirements.

Long-Term Debt

Domestic Revolving Credit Facility

Under our $650 million Domestic Revolving Credit Facility, we had outstanding borrowings of $49.5 million as well as $33.5 million committed to standby letters of credit as of September 30, 2013. Subject to covenant limitations, $567.0 million was available for future borrowings. This Domestic Revolving Credit Facility provides for issuance of letters of credit for the full amount of the credit facility and matures in October 2016. Additionally, at our request and subject to certain conditions, the commitments under the Domestic Revolving Credit Facility may be increased by a maximum of $100 million as long as existing or new lenders agree to provide such additional commitments.

Our weighted average borrowing rate on the facility was as follows:

	As of September 30, 2013	As of December 31, 2012
Weighted average borrowing rate	1.41%	1.46%
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

If any event of default occurs and is continuing, lenders with a majority of the aggregate commitments may require the administrative agent to terminate our right to borrow under our Domestic Revolving Credit Facility and accelerate amounts due under our Domestic Revolving Credit Facility (except for a bankruptcy event of default, in which case such amounts will automatically become due and payable and the lenders’ commitments will automatically terminate). As of September 30, 2013, we were in compliance with all covenant requirements.

Senior Unsecured Notes

We issued $200.0 million of senior unsecured notes in May 2010 through a public offering. Interest is paid semiannually on May 15 and November 15 at a fixed interest rate of 4.90% per annum. These notes mature on May 15, 2017.

The notes are guaranteed, on a senior unsecured basis, by each of our domestic subsidiaries that guarantee payment by us of any indebtedness under our Domestic Revolving Credit Facility. The indenture governing the notes contains covenants that, among other things, limit our ability and the ability of the subsidiary guarantors to: create or incur certain liens; enter into certain sale and leaseback transactions; enter into certain mergers, consolidations and transfers of substantially all of our assets; and transfer certain properties. The indenture also contains a cross default provision which is triggered if we default on other debt of at least $75 million in principal which is then accelerated, and such acceleration is not rescinded within 30 days of the notice date. As of September 30, 2013, we were in compliance with all covenant requirements.

8. Pension and Post-retirement Benefit Plans:

The components of net periodic benefit cost were as follows (in millions):

	For the Three Months Ended September 30,
	2013	2012	2013	2012
	Pension Benefits		Other Benefits
Service cost	$1.3	$1.4	$—	$—
Interest cost	4.0	4.3	—	0.1
Expected return on plan assets	(5.1)	(4.7)	—	—
Amortization of prior service cost	0.1	0.1	(0.7)	(0.8)
Recognized actuarial loss	2.3	2.1	0.4	0.4
Settlements and curtailments	0.1	1.0	—	—
Net periodic benefit cost (1)	$2.7	$4.2	$(0.3)	$(0.3)

	For the Nine Months Ended September 30,
	2013	2012	2013	2012
	Pension Benefits		Other Benefits
Service cost	$3.9	$4.1	$—	$0.2
Interest cost	12.3	12.9	0.1	0.4
Expected return on plan assets	(15.7)	(14.1)	—	—
Amortization of prior service cost	0.3	0.3	(2.2)	(2.0)
Recognized actuarial loss	6.9	6.5	1.1	1.0
Settlements and curtailments (2)	1.3	7.3	—	—
Net periodic benefit cost (1)	$9.0	$17.0	$(1.0)	$(0.4)

(1) Pension Expense of $0.1 million and $0.2 million was included in Loss from discontinued operations for the three and nine months ended September 30, 2013, respectively. Pension expense of $0.6 million and $7.0 million was included in Loss from discontinued operations for the three and nine months ended September 30, 2012, respectively.

(2) Settlements and curtailments for the nine months ended September 30, 2012 included a $6.3 million settlement charge related to actuarial losses recognized upon transition of a pension obligation to the acquirer of the Lennox Hearth Products business.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Compensation expense(1)	$5.3	$2.7	$20.5	$10.5

(1) Stock-Based Compensation expense is recorded in our Corporate and other business segment.

10. Stock Repurchases:

Our Board of Directors has authorized a total of $700.0 million towards the repurchase of shares of our common stock (the "Share Repurchase Plans"), including a $300.0 million share repurchase authorization approved in December 2012. The Share Repurchase Plans do not have an expiration date. For the nine months ended September 30, 2013, we repurchased 0.9 million shares for $66.0 million under the Share Repurchase Plans. As of September 30, 2013, $305.2 million of share repurchases remain authorized.

We also repurchased 0.1 million shares for $7.7 million for the nine months ended September 30, 2013 from employees who surrendered their shares to satisfy minimum tax withholding obligations upon the vesting of stock-based compensation awards.

11. Comprehensive Income:

The following table provides information on items not reclassified in their entirety from AOCI to Net Income in the accompanying Consolidated Statements of Operations (in millions):

AOCI Component	For the Three Months Ended September 30, 2013	For the Nine Months Ended September 30, 2013	Affected Line Item in the Consolidated Statements of Operations
Losses on cash flow hedges:
Commodity derivative contracts	$(2.1)	$(3.3)	Cost of goods sold
Income tax benefit (expense)	0.8	1.2	Provision for income taxes
Net of tax	$(1.3)	$(2.1)

Foreign currency translation adjustments:
Sale of foreign business (1)	$—	$41.1	Loss from discontinued operations

Total reclassifications from AOCI	$(1.3)	$39.0

(1) The reclassification of foreign currency translation adjustments relates to the sale of the Service Experts business in the first quarter of 2013. Refer to Note 13 for details.

The following table provides information on changes in AOCI by component (net of tax) for the nine months ended September 30, 2013 (in millions):

	Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Securities	Defined Benefit Pension Plan Items	Foreign Currency Translation Adjustments	Total AOCI

Balance as of December 31, 2012	$1.1	$9.3	$(147.5)	$114.8	$(22.3)
Other comprehensive (loss) income before reclassifications	(5.2)	(6.2)	0.4	(21.6)	(32.6)
Amounts reclassified from AOCI	2.1	—	—	(41.1)	(39.0)
Net other comprehensive (loss) income	(3.1)	(6.2)	0.4	(62.7)	(71.6)
Balance as of September 30, 2013	$(2.0)	$3.1	$(147.1)	$52.1	$(93.9)

12. Restructuring Charges:

As part of the efforts to achieve our strategic priorities of manufacturing and sourcing excellence and expense reduction, we initiated various rationalization actions in prior periods designed to lower our cost structure. There were several ongoing restructuring activities as of September 30, 2013, however, none were significant.

In the third quarter of 2013, we substantially completed the Regional Distribution Network restructuring activities and below are details of those activities in 2013.

Regional Distribution Network

In 2008, our Residential Heating & Cooling segment commenced the transition of activities performed at our North American Parts Center in Des Moines, Iowa to other locations, including our North American Distribution Center in Marshalltown, Iowa. In the first nine months of 2013, we recorded expense of $1.4 million with no expected future costs remaining for this restructuring activity. As of September 30, 2013, we have incurred $7.7 million in costs related to this restructuring activity.

Total Restructuring

Restructuring charges include severance costs to eliminate a specified number of employees, infrastructure charges to vacate facilities and consolidate operations, lease termination costs and other related costs. Restructuring charges are generally recorded based on planned employee termination dates and site closure and consolidation plans. The timing of associated cash payments is dependent upon the type of restructuring charge and can extend over a multi-year period.

Information regarding the charges for all ongoing restructuring actions related to continuing operations is as follows (in millions):

	Incurred in 2013	Incurred to Date	Total Expected to be Incurred
Severance and related expense	$0.8	$11.9	$12.5
Asset write-offs and accelerated depreciation	0.8	1.8	1.8
Equipment moves	0.1	0.4	0.4
Lease termination	—	2.6	2.6
Other	1.5	7.1	7.2
Total restructuring charges	$3.2	$23.8	$24.5
While restructuring charges are excluded from our calculation of segment profit (loss), as more fully explained in Note 15, the table below presents the restructuring charges associated with each segment (in millions):

	Incurred in 2013	Incurred to Date	Total Expected to be Incurred
Residential Heating & Cooling	$1.4	$7.7	$7.7
Commercial Heating & Cooling	0.9	7.8	8.4
Refrigeration	0.9	8.3	8.4
Corporate & Other	—	—	—
Total restructuring charges	$3.2	$23.8	$24.5
Restructuring reserves related to continuing operations are included in Accrued expenses in the accompanying Consolidated Balance Sheets. The table below details the activity in 2013 within the restructuring reserves (in millions):

Description of Reserves	Balance as of December 31, 2012	Charged to Earnings	Cash Utilization	Non-Cash Utilization and Other	Balance as of September 30, 2013
Severance and related expense	$0.7	$0.8	$(1.1)	$—	$0.4
Asset write-offs and accelerated depreciation	—	0.8	(0.2)	(0.6)	—
Equipment moves	—	0.1	(0.1)	—	—
Lease termination	1.2	—	(1.2)	—	—
Other	0.5	1.5	(1.8)	—	0.2
Total restructuring reserves	$2.4	$3.2	$(4.4)	$(0.6)	$0.6

13. Discontinued Operations:

Service Experts

On March 22, 2013, the Company sold its Service Experts business to a majority-owned entity of American Capital, Ltd. in an all cash transaction for proceeds, excluding transaction costs, of $10.4 million. The proceeds included a determinable working capital adjustment of $3.8 million.

A summary of net trade sales, pre-tax operating losses and other supplemental information for our Service Experts business is detailed below (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Net trade sales(1)	$—	$98.3	$73.5	$292.6
Pre-tax operating loss (1)(2)	(2.3)	(26.8)	(17.8)	(42.7)
Gain on sale of business	—	—	1.7	—

(1) Excludes eliminations of intercompany sales and any associated profit.

(2) Pre-tax operating loss for the nine months ended September 30, 2013 included $2.3 million in retention bonus and severance costs and $0.2 million in stock-based compensation expense.
The assets and liabilities of the Service Experts business include the following in the accompanying Consolidated Balance Sheets (in millions):

	As of September 30, 2013	As of December 31, 2012
Assets of discontinued operations:
Accounts receivable, net	$—	$11.2
Inventories, net	—	4.8
Property, plant and equipment, net	—	3.6
Goodwill and intangible assets, net (1)	—	66.2
Deferred income taxes	—	5.5
Other assets	—	7.3
Liabilities of discontinued operations:
Accounts payable	$—	$16.7
Accrued expenses	—	38.5

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

A summary of net trade sales and pre-tax operating losses for our Hearth business is detailed below (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Net trade sales(1)	$—	$—	$—	$23.5
Pre-tax operating income (loss)(1)	—	(1.2)	0.5	(13.1)
Loss on sale of business	—	2.9	—	(0.9)

(1)	Excludes eliminations of intercompany sales and any associated profit.

There were no assets and liabilities related to the Hearth business included in the accompanying Consolidated Balance Sheets as of September 30, 2013 or December 31, 2012.

14. Earnings Per Share:

Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net income by the sum of the weighted-average number of shares and the number of equivalent shares assumed outstanding, if dilutive, under our stock-based compensation plans.

The computations of basic and diluted earnings per share for Net income were as follows (in millions, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$64.3	$29.4	$136.6	$68.0
Add: Loss from discontinued operations	1.5	20.3	9.3	40.5
Income from continuing operations	$65.8	$49.7	$145.9	$108.5

Weighted-average shares outstanding – basic	49.7	50.6	50.0	50.8
Effect of diluted securities attributable to stock-based payments	0.8	0.7	0.8	0.7
Weighted-average shares outstanding – diluted	50.5	51.3	50.8	51.5

Earnings per share – Basic:
Income from continuing operations	$1.32	$0.98	$2.92	$2.13
Loss from discontinued operations	(0.03)	(0.40)	(0.19)	(0.79)
Net income	$1.29	$0.58	$2.73	$1.34

Earnings per share – Diluted:
Income from continuing operations	$1.30	$0.97	$2.87	$2.11
Loss from discontinued operations	(0.03)	(0.40)	(0.18)	(0.79)
Net income	$1.27	$0.57	$2.69	$1.32

The following stock appreciation rights were outstanding but not included in the diluted earnings per share calculation because the assumed exercise of such rights would have been anti-dilutive (in millions, except for per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Weighted-average number of shares	—	0.4	—	0.4
Price per share	$—	$46.78	$—	$46.78

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

Net sales and segment profit (loss) for each segment, along with a reconciliation of segment profit (loss) to Income from continuing operations before income taxes are shown below (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Net Sales
Residential Heating & Cooling	$433.9	$386.3	$1,224.5	$1,070.7
Commercial Heating & Cooling	239.1	219.7	631.8	597.9
Refrigeration	195.0	203.7	593.2	595.9
	$868.0	$809.7	$2,449.5	$2,264.5
Segment Profit (Loss) (1)
Residential Heating & Cooling	$57.0	$37.7	$143.7	$90.7
Commercial Heating & Cooling	39.2	32.5	84.8	74.1
Refrigeration	23.9	25.1	66.5	60.6
Corporate and other	(16.6)	(14.3)	(56.2)	(43.7)
Subtotal that includes segment profit and eliminations	103.5	81.0	238.8	181.7
Reconciliation to income from continuing operations before income taxes:
Special product quality adjustment	(0.4)	0.9	(0.5)	1.0
Items in Losses (gains) and other expenses, net that are excluded from segment profit (loss) (2)	(0.2)	(1.2)	2.0	(2.0)
Restructuring charges	0.3	0.4	3.2	3.1
Interest expense, net	3.8	4.4	10.8	13.4
Other expense (income), net	—	—	(0.1)	0.1
Income from continuing operations before income taxes	$100.0	$76.5	$223.4	$166.1

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
(2) Items in Losses (gains) and other expenses, net that are excluded from segment profit are the net change in unrealized gains and/or losses on unsettled futures contracts, special legal contingency charges, and other items

16. Fair Value Measurements:

Assets Measured at Fair Value on a Recurring Basis

The following table presents the fair value hierarchy for those assets measured at fair value on a recurring basis (in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)
	As of September 30, 2013	As of December 31, 2012
Investment in marketable equity securities (1)	$5.1	$10.6

(1)	Investment in marketable equity securities is recorded in Other assets, net in the accompanying Consolidated Balance Sheets.

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

	Quoted Prices in Active Markets for Similar Instruments (Level 2)
	As of September 30, 2013	As of December 31, 2012
Senior unsecured notes	$212.1	$212.3

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

On March 22, 2013, the Company sold its Service Experts business to a majority-owned entity of American Capital, Ltd. The primary subsidiary for the U.S. Service Experts business had previously been included as a "Guarantor Subsidiary" and the Canada Service Experts subsidiary had previously been included as a "Non-Guarantor Subsidiary." As of September 30, 2013, the U.S. and Canada Service Experts businesses were included in discontinued operations of the condensed consolidating financial statements.

The condensed consolidating financial statements reflect the investments in subsidiaries of the Company using the equity method of accounting. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

Condensed consolidating financial statements of the Company, its Guarantor Subsidiaries and Non-Guarantor Subsidiaries as of September 30, 2013 and December 31, 2012 and for the three and nine months ended September 30, 2013 and 2012 are shown on the following pages.

Lennox International Inc. and Subsidiaries
Condensed Consolidating Balance Sheets
As of September 30, 2013
(In millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$1.5	$15.3	$21.0	$—	$37.8
Accounts and notes receivable, net	—	30.7	458.5	—	489.2
Inventories, net	—	290.3	140.2	(0.5)	430.0
Deferred income taxes, net	2.5	23.0	5.8	(1.8)	29.5
Other assets	31.8	55.4	76.6	(113.0)	50.8
Assets of discontinued operations	—	—	0.3	(0.3)	—
Total current assets	35.8	414.7	702.4	(115.6)	1,037.3
Property, plant and equipment, net	—	234.1	80.7	—	314.8
Goodwill	—	140.4	78.4	—	218.8
Investment in subsidiaries	2,358.7	305.8	(0.5)	(2,664.0)	—
Deferred income taxes	0.2	98.7	18.7	(5.8)	111.8
Other assets, net	4.3	52.6	17.5	(1.4)	73.0
Intercompany receivables (payables), net	(1,503.8)	1,424.4	79.4	—	—
Total assets	$895.2	$2,670.7	$976.6	$(2,786.8)	$1,755.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$—	$167.9	$—	$167.9
Current maturities of long-term debt	—	0.6	0.2	—	0.8
Accounts payable	11.9	229.1	83.1	—	324.1
Accrued expenses	8.5	207.9	65.3	(0.3)	281.4
Income taxes payable	—	76.9	56.4	(111.7)	21.6
Liabilities of discontinued operations	—	—	—	—	—
Total current liabilities	20.4	514.5	372.9	(112.0)	795.8
Long-term debt	249.5	16.5	0.2	—	266.2
Post-retirement benefits, other than pensions	—	3.8	—	—	3.8
Pensions	—	119.3	18.8	—	138.1
Other liabilities	0.4	66.7	9.6	(7.1)	69.6
Total liabilities	270.3	720.8	401.5	(119.1)	1,273.5
Commitments and contingencies
Total stockholders' equity	624.9	1,949.9	575.1	(2,667.7)	482.2
Total liabilities and stockholders' equity	$895.2	$2,670.7	$976.6	$(2,786.8)	$1,755.7

Lennox International Inc. and Subsidiaries
Condensed Consolidating Balance Sheets
As of December 31, 2012
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$1.0	$13.4	$37.4	$—	$51.8
Accounts and notes receivable, net	—	225.8	344.7	(197.1)	373.4
Inventories, net	—	257.3	121.5	(4.0)	374.8
Deferred income taxes, net	—	22.9	6.3	(1.7)	27.5
Other assets	2.0	19.7	78.1	(38.8)	61.0
Assets of discontinued operations	—	25.2	78.4	(5.0)	98.6
Total current assets	3.0	564.3	666.4	(246.6)	987.1
Property, plant and equipment, net	—	239.7	58.5	—	298.2
Goodwill	—	131.8	92.0	—	223.8
Investment in subsidiaries	2,179.9	337.0	(0.2)	(2,516.7)	—
Deferred income taxes	—	87.8	20.8	(5.8)	102.8
Other assets, net	3.7	53.0	23.3	—	80.0
Intercompany receivables (payables), net	(1,289.8)	1,013.6	89.8	186.4	—
Total assets	$896.8	$2,427.2	$950.6	$(2,582.7)	$1,691.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$—	$34.9	$—	$34.9
Current maturities of long-term debt	—	0.5	0.2	—	0.7
Accounts payable	—	198.6	86.1	—	284.7
Accrued expenses	2.5	196.6	60.8	(0.3)	259.6
Income taxes payable	(27.3)	35.0	38.5	(41.7)	4.5
Liabilities of discontinued operations	—	42.3	12.9	—	55.2
Total current liabilities	(24.8)	473.0	233.4	(42.0)	639.6
Long-term debt	335.0	15.6	0.4	—	351.0
Post-retirement benefits, other than pensions	—	6.1	—	—	6.1
Pensions	—	114.7	19.7	—	134.4
Other liabilities	0.5	60.1	9.2	(7.3)	62.5
Total liabilities	310.7	669.5	262.7	(49.3)	1,193.6
Commitments and contingencies
Total stockholders' equity	586.1	1,757.7	687.9	(2,533.4)	498.3
Total liabilities and stockholders' equity	$896.8	$2,427.2	$950.6	$(2,582.7)	$1,691.9

Lennox International Inc. and Subsidiaries
Condensed Consolidating Statements of Operations
For the Three Months Ended September 30, 2013
(In millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$668.4	$221.7	$(22.1)	$868.0
Cost of goods sold	—	494.5	161.7	(25.6)	630.6
Gross profit	—	173.9	60.0	3.5	237.4
Operating expenses:
Selling, general and administrative expenses	—	107.5	29.4	—	136.9
Losses and other expenses, net	(1.7)	2.0	(0.6)	—	(0.3)
Restructuring charges	—	0.1	0.2	—	0.3
Income from equity method investments	(65.5)	(14.9)	(2.5)	79.6	(3.3)
Operational income from continuing operations	67.2	79.2	33.5	(76.1)	103.8
Interest expense, net	3.5	(0.4)	0.7	—	3.8
Other expense, net	—	—	—	—	—
Income from continuing operations before income taxes	63.7	79.6	32.8	(76.1)	100.0
Provision for income taxes	(0.6)	22.7	10.7	1.4	34.2
Income from continuing operations	64.3	56.9	22.1	(77.5)	65.8
Loss from discontinued operations	—	(1.5)	—	—	(1.5)
Net income	$64.3	$55.4	$22.1	$(77.5)	$64.3
Other comprehensive income	$4.5	$0.8	$3.5	$0.4	$9.2

Lennox International Inc. and Subsidiaries
Condensed Consolidating Statements of Operations
For the Nine Months Ended September 30, 2013
(In millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$1,984.5	$619.3	$(154.3)	$2,449.5
Cost of goods sold	—	1,473.9	474.9	(152.7)	1,796.1
Gross profit	—	510.6	144.4	(1.6)	653.4
Operating expenses:
Selling, general and administrative expenses	—	327.8	96.2	—	424.0
Losses and other expenses, net	0.8	2.2	—	(0.2)	2.8
Restructuring charges	—	1.6	1.6	—	3.2
Income from equity method investments	(144.1)	(6.0)	(8.7)	148.1	(10.7)
Operational income from continuing operations	143.3	185.0	55.3	(149.5)	234.1
Interest expense, net	10.6	(1.5)	1.7	—	10.8
Other expense, net	—	—	(0.1)	—	(0.1)
Income from continuing operations before income taxes	132.7	186.5	53.7	(149.5)	223.4
Provision for income taxes	(3.9)	63.3	18.7	(0.6)	77.5
Income from continuing operations	136.6	123.2	35.0	(148.9)	145.9
Loss from discontinued operations	—	16.2	(25.5)	—	(9.3)
Net income	$136.6	$139.4	$9.5	$(148.9)	$136.6
Other comprehensive income (loss)	$(3.1)	$1.9	$(3.8)	$(66.6)	$(71.6)

Lennox International Inc. and Subsidiaries
Condensed Consolidating Statements of Operations
For the Three Months Ended September 30, 2012
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$654.5	$214.3	$(59.1)	$809.7
Cost of goods sold	—	499.7	163.9	(58.8)	604.8
Gross profit	—	154.8	50.4	(0.3)	204.9
Operating expenses:
Selling, general and administrative expenses	—	99.2	26.8	(0.1)	125.9
Losses and other expenses, net	0.1	(1.0)	1.2	—	0.3
Restructuring charges	—	0.1	0.3	—	0.4
Income from equity method investments	(38.4)	(6.5)	(1.9)	44.2	(2.6)
Operational income from continuing operations	38.3	63.0	24.0	(44.4)	80.9
Interest expense, net	4.3	(0.6)	0.7	—	4.4
Other expense, net	—	—	—	—	—
Income from continuing operations before income taxes	34.0	63.6	23.3	(44.4)	76.5
Provision for income taxes	(1.6)	20.1	10.0	(1.7)	26.8
Income from continuing operations	35.6	43.5	13.3	(42.7)	49.7
Loss from discontinued operations	—	(12.6)	(7.7)	—	(20.3)
Net income	$35.6	$30.9	$5.6	$(42.7)	$29.4
Other comprehensive income	$5.6	$4.6	$17.4	$1.9	$29.5

Lennox International Inc. and Subsidiaries
Condensed Consolidating Statements of Operations
For the Nine Months Ended September 30, 2012
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$1,814.5	$610.2	$(160.2)	$2,264.5
Cost of goods sold	0.1	1,401.7	468.4	(159.6)	1,710.6
Gross profit	(0.1)	412.8	141.8	(0.6)	553.9
Operating expenses:
Selling, general and administrative expenses	—	286.5	93.3	—	379.8
Losses and other expenses, net	(2.1)	(0.4)	2.7	—	0.2
Restructuring charges	—	2.6	0.5	—	3.1
Income from equity method investments	(81.9)	(8.1)	(6.9)	88.1	(8.8)
Operational income from continuing operations	83.9	132.2	52.2	(88.7)	179.6
Interest expense, net	13.1	(1.8)	2.1	—	13.4
Other expense, net	—	—	0.1	—	0.1
Income from continuing operations before income taxes	70.8	134.0	50.0	(88.7)	166.1
Provision for income taxes	(4.0)	45.1	16.7	(0.2)	57.6
Income from continuing operations	74.8	88.9	33.3	(88.5)	108.5
Loss from discontinued operations	—	(27.9)	(12.6)	—	(40.5)
Net income	$74.8	$61.0	$20.7	$(88.5)	$68.0
Other comprehensive income	$7.9	$4.4	$8.4	$6.2	$26.9

Lennox International Inc. and Subsidiaries
Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended September 30, 2013
(In millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:	$(41.6)	$267.0	$(160.4)	$—	$65.0
Cash flows from investing activities:
Proceeds from the disposal of property, plant and equipment	—	0.1	—	—	0.1
Purchases of property, plant and equipment	—	(30.3)	(10.7)	—	(41.0)
Net proceeds from sale of businesses	4.8	—	3.3	—	8.1
Net cash used in discontinued operations	—	(0.1)	—	—	(0.1)
Net cash used in investing activities	4.8	(30.3)	(7.4)	—	(32.9)
Cash flows from financing activities:
Short-term borrowings, net	—	—	3.8	—	3.8
Asset securitization borrowings	—	—	330.0	—	330.0
Asset securitization payments	—	—	(200.0)	—	(200.0)
Long-term debt payments	—	(0.5)	(0.2)	—	(0.7)
Borrowings from revolving credit facility	998.0	—	—	—	998.0
Payments on revolving credit facility	(1,083.5)	—	—	—	(1,083.5)
Proceeds from employee stock purchases	1.3	—	—	—	1.3
Repurchases of common stock	(66.0)	—	—	—	(66.0)
Repurchases of common stock to satisfy employee withholding tax obligations	(7.7)	—	—	—	(7.7)
Excess tax benefits related to share-based payments	4.7	—	—	—	4.7
Intercompany debt	(44.4)	8.4	36.0	—	—
Intercompany financing activity	257.0	(242.7)	(14.3)	—	—
Cash dividends paid	(22.1)	—	—	—	(22.1)
Net cash used in financing activities	37.3	(234.8)	155.3	—	(42.2)
Decrease in cash and cash equivalents	0.5	1.9	(12.5)	—	(10.1)
Effect of exchange rates on cash and cash equivalents	—	—	(3.9)	—	(3.9)
Cash and cash equivalents, beginning of period	1.0	13.4	37.4	—	51.8
Cash and cash equivalents, end of period	$1.5	$15.3	$21.0	$—	$37.8

Lennox International Inc. and Subsidiaries
Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended September 30, 2012
(In millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:	$21.4	$83.4	$(40.4)	$—	$64.4
Cash flows from investing activities:
Proceeds from the disposal of property, plant and equipment	—	0.1	—	—	0.1
Purchases of property, plant and equipment	—	(21.5)	(6.5)	—	(28.0)
Net proceeds from sale of businesses	—	10.1	—	—	10.1
Net cash used in discontinued operations	—	(0.4)	0.1	—	(0.3)
Net cash used in investing activities	—	(11.7)	(6.4)	—	(18.1)
Cash flows from financing activities:
Short-term borrowings, net	—	—	1.3	—	1.3
Asset securitization borrowings	—	—	480.0	—	480.0
Asset securitization payments	—	—	(455.0)	—	(455.0)
Long-term debt payments	—	(0.6)	(0.3)	—	(0.9)
Borrowings from revolving credit facility	696.0	—	—	—	696.0
Payments on revolving credit facility	(706.0)	—	—	—	(706.0)
Proceeds from employee stock purchases	0.3	—	—	—	0.3
Repurchases of common stock	(35.0)	—	—	—	(35.0)
Repurchases of common stock to satisfy employee withholding tax obligations	(3.4)	—	—	—	(3.4)
Excess tax benefits related to share-based payments	1.7	—	—	—	1.7
Intercompany debt	(5.3)	(3.9)	9.2	—	—
Intercompany financing activity	57.8	(55.3)	(2.5)	—	—
Cash dividends paid	(27.5)	—	—	—	(27.5)
Net cash used in financing activities	(21.4)	(59.8)	32.7	—	(48.5)
Decrease in cash and cash equivalents	—	11.9	(14.1)	—	(2.2)
Effect of exchange rates on cash and cash equivalents	—	—	6.0	—	6.0
Cash and cash equivalents, beginning of period	1.0	9.7	34.3	—	45.0
Cash and cash equivalents, end of period	$1.0	$21.6	$26.2	$—	$48.8

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

Financial Overview

The Residential Heating & Cooling segment continued to lead our overall operational performance in the third quarter of 2013, with a 12% increase in net sales and a $19 million increase in segment profit compared to the third quarter of 2012. The primary growth drivers for this segment were industry growth in replacement and new construction markets. Our Commercial Heating & Cooling segment also performed well in the third quarter of 2013 with a 9% increase in net sales and $7 million in increased segment profit compared to the third quarter of 2012. This segment's profits were up largely due to volume increases and material cost savings. Sales in our Refrigeration segment were down 4% and segment profit decreased $1 million compared to the third quarter of 2012. This segment's profit decreased primarily due to volume declines partially offset by material cost savings.

On a consolidated basis, our product profit margin improved quarter over quarter due to volume increases primarily in our Residential Heating & Cooling and Commercial Heating & Cooling segments, favorable price and mix in our Residential Heating & Cooling segment and favorable commodity and non-commodity material cost savings across all of our segments. The third quarter results reflect the continued management of our cost structure through the utilization of commodity hedging and controllable product cost management initiatives.

On March 22, 2013, the Company sold its Service Experts business to a majority-owned entity of American Capital, Ltd. (the "Buyer") in an all cash transaction for proceeds, excluding transaction costs, of $10.4 million. The proceeds included a determinable working capital adjustment of $3.8 million. The gain on sale of the business and the operating results for the business through March 22, 2013 are presented in discontinued operations. The Company also entered into a two-year equipment and parts supply agreement with the Buyer.

Financial Highlights

•
Net sales increased $58 million, or 7%, from $810 million in the third quarter of 2012 to $868 million in the third quarter of 2013. Net sales increased 8% when excluding a 1% unfavorable foreign currency exchange rate impact.

•
Operational income from continuing operations for the third quarter of 2013 was $104 million compared to $81 million for the third quarter of 2012. The increase was primarily due to higher volumes, higher gross profit margins from favorable price and mix and product cost savings, partially offset by higher freight and distribution costs and higher incentive compensation due to overall improved operating results in 2013.

•	Net income for the third quarter of 2013 was $64 million compared to $29 million in the third quarter of 2012.

•	Diluted earnings per share from continuing operations were $1.30 per share in the third quarter of 2013 compared to $0.97 per share in the third quarter of 2012.

•	Cash provided by operating activities was $65 million in the first nine months of 2013 compared to $64 million in the first nine months of 2012.

Third Quarter of 2013 Compared to Third Quarter of 2012 - Consolidated Results

The following table provides a summary of our financial results, including information presented as a percentage of net sales (dollars in millions):

	For the Three Months Ended September 30,
	Dollars		Percent Change Fav/(Unfav)	Percent of Sales
	2013	2012		2013	2012
Net sales	$868.0	$809.7	7.2%	100.0%	100.0%
Cost of goods sold	630.6	604.8	(4.3)	72.6	74.7
Gross profit	237.4	204.9	15.9	27.4	25.3
Selling, general and administrative expenses	136.9	125.9	(8.7)	15.8	15.5
Losses and other expenses, net	(0.3)	0.3	(200.0)	—	—
Restructuring charges	0.3	0.4	25.0	—	—
Income from equity method investments	(3.3)	(2.6)	26.9	(0.4)	(0.3)
Operational income from continuing operations	$103.8	$80.9	28.3%	12.0%	10.0%

Net Sales

Net sales increased 7% in the third quarter of 2013 compared to the third quarter of 2012. Our sales volume was up 6% and price and mix were up 2% from the comparable period. The increase in volume was driven by our Residential Heating & Cooling and Commercial Heating & Cooling segments capturing additional replacement and new construction business. Changes in foreign currency exchange rates unfavorably impacted net sales by 1%.

Gross Profit

Gross profit margins improved 210 basis points to 27.4% in the third quarter of 2013 compared to 25.3% in the third quarter of 2012. Improved price and mix contributed 130 basis points to profit margin and improved commodity and non-commodity product costs contributed a collective 160 basis points. Partially offsetting these increases were 60 basis points of higher freight and distribution costs and 20 basis points of unfavorable warranty accrual adjustments.

Selling, General and Administrative Expenses

Selling, General & Administrative (“SG&A”) expenses increased $11 million in the third quarter of 2013 compared to the third quarter of 2012. As a percentage of net sales, SG&A expenses increased 30 basis points from 15.5% to 15.8% in the same periods. The largest driver of the increase in SG&A expenses was higher incentive compensation due to overall improved operating results in 2013.

Losses (gains) and Other Expenses, Net

Losses (gains) and other expenses, net for third quarters of 2013 and 2012 included the following (in millions):

	For the Three Months Ended September 30,
	2013	2012
Realized losses on settled futures contracts	$0.4	$0.5
Foreign currency exchange loss (gain)	(0.5)	1.0
Net change in unrealized losses (gains) on unsettled futures contracts	(1.1)	(1.4)
Special legal contingency charge	0.8	—
Other items, net	0.1	0.2
Losses (gains) and other expenses, net	$(0.3)	$0.3

The decrease in realized losses on settled futures contracts in the third quarter of 2013 was attributable to increases in commodity prices relative to our settled futures contract prices. Conversely, the decrease in unrealized gains on unsettled futures contracts was due to lower commodity prices relative to the unsettled futures contract prices. For more information on our derivatives, see Note 4 in the Notes to the Consolidated Financial Statements.

Restructuring Charges

We incurred minimal restructuring charges in the third quarter of 2013 or 2012. We have not initiated any significant new projects in 2013 and our significant ongoing projects were substantially completed as of September 30, 2013. For more information on our restructuring activity, refer to Note 12 in the Notes to the Consolidated Financial Statements.

Income from Equity Method Investments

Investments over which we do not exercise control but have significant influence are accounted for using the equity method of accounting. Income from equity method investments of $3 million in the third quarter of 2013 was comparable to the third quarter of 2012.

Interest Expense, net

Interest expense, net of $4 million in the third quarter of 2013 declined slightly compared to the third quarter of 2012. Our weighted average borrowings declined slightly and interest rates were relatively flat over the comparable periods.

Income Taxes

The income tax provision was $34 million in the third quarter of 2013 compared to $27 million in the third quarter of 2012. The effective tax rate was 34.2% for the third quarter of 2013 compared to 35.0% for the third quarter of 2012. Our effective tax rates differ from the statutory federal rate of 35% for certain items, such as tax credits, state and local taxes, non-deductible expenses, foreign taxes at rates other than 35% and other permanent tax differences.

Loss from Discontinued Operations

The Loss from discontinued operations related to the Service Experts business sold in March 2013 and the Hearth business sold in April 2012. In the third quarter of 2013, there were $2 million of pre-tax losses from discontinued operations consisting of various divestiture-related expenses for the Service Experts business. The Hearth business had no significant gains, losses or other activity in the third quarter of 2013.

In the third quarter of 2012, there were pre-tax losses of $25 million consisting of $27 million of losses related to the Service Experts business and $2 million of income related to the Hearth business. The $27 million loss related to the Service Experts business included operating losses of $6 million and a goodwill impairment charge of $21 million. The $2 million of income related to the Hearth business included a $3 million gain related to a working capital adjustment offset by $1 million of other divestiture-related expenses.

Third Quarter of 2013 Compared to Third Quarter of 2012 - Results by Segment

Residential Heating & Cooling

The following table presents our Residential Heating & Cooling segment's net sales and profit for the third quarter of 2013 and 2012 (dollars in millions):

	For the Three Months Ended September 30,
	2013	2012	Difference	% Change
Net sales	$433.9	$386.3	$47.6	12.3%
Profit	$57.0	$37.7	$19.3	51.2%
% of net sales	13.1%	9.8%

Residential Heating & Cooling net sales increased by 12% in the third quarter of 2013 compared to the third quarter of 2012. Sales volumes increased by 9%, primarily attributable to industry growth in replacement and new construction markets, and sales price and mix improved a collective 4% due to price increases and a moderation of downward mix pressures from lower efficiency product sales. Changes in foreign currency exchange rates unfavorably impacted net sales by 1%.

Segment profit for the third quarter of 2013 increased $19 million due to $9 million in higher sales volumes, $8 million in commodity and non-commodity product cost savings and $10 million in favorable price and mix. Partially offsetting these increases were $4 million in higher SG&A costs due primarily to higher employee compensation costs and $4 million of higher freight and distribution expenses due to continued investment in distribution initiatives.

Commercial Heating & Cooling

The following table presents our Commercial Heating & Cooling segment's net sales and profit for the third quarter of 2013 and 2012 (dollars in millions):

	For the Three Months Ended September 30,
	2013	2012	Difference	% Change
Net sales	$239.1	$219.7	$19.4	8.8%
Profit	$39.2	$32.5	$6.7	20.6%
% of net sales	16.4%	14.8%

Commercial Heating & Cooling net sales increased 9% in the third quarter of 2013 compared to the third quarter of 2012 due to increased sales volumes of 8% attributable to broad-based volume increases in North America partially offset by continued weakness in European markets. Also, changes in foreign currency exchange rates favorably impacted net sales by 1%.

Segment profit in the third quarter of 2013 increased $7 million compared to the third quarter of 2012 due to $6 million in higher sales volumes, $3 million in commodity and non-commodity material cost savings and $1 million in other product cost savings. Partially offsetting these increases were $2 million of higher SG&A costs and $1 million in higher freight and distribution expenses.

Refrigeration

The following table presents our Refrigeration segment's net sales and profit for the third quarter of 2013 and 2012 (dollars in millions):

	For the Three Months Ended September 30,
	2013	2012	Difference	% Change
Net sales	$195.0	$203.7	$(8.7)	(4.3)%
Profit	$23.9	$25.1	$(1.2)	(4.8)%
% of net sales	12.3%	12.3%

Refrigeration net sales declined 4% in the third quarter of 2013 compared to the third quarter of 2012 due primarily to unfavorable foreign currency exchange rates and volume declines. Foreign currency exchange rates had a 2% unfavorable impact and volumes declined 2% because of continued weakness with certain supermarket customers and soft market conditions in Europe and Australia. In Australia, we have seen the economy slow further, and after the latest national election and government changeover, lawmakers have drafted legislation to repeal the carbon tax in that country. We have experienced a slowdown in our Australian refrigeration wholesale business, including our refrigerant operations.

Segment profit for the third quarter of 2013 decreased $1 million over the third quarter of 2012. In the third quarter of 2013 segment profit increased $1 million for favorable price and mix, $5 million from commodity and non-commodity material cost savings, and $1 million from growth in the Australia wholesale refrigerant business which continued to benefit from one-time purchases of lower cost inventory and investments in related operations. These improvements were offset by $3 million from higher SG&A expenses and $5 million from volume-related declines.

Corporate and Other

Corporate and other expenses increased approximately $3 million to $17 million in the third quarter of 2013 from $14 million in the third quarter of 2012. The increase was primarily driven by an increase in incentive compensation due to improved overall operating results.

Year-to-Date through September 30, 2013 Compared to Year-to-Date through September 30, 2012 - Consolidated Results

The following table provides a summary of our financial results, including information presented as a percentage of net sales (dollars in millions):

	For the Nine Months Ended September 30,
	Dollars		Percent Change Fav/(Unfav)	Percent of Sales
	2013	2012		2013	2012
Net sales	$2,449.5	$2,264.5	8.2%	100.0%	100.0%
Cost of goods sold	1,796.1	1,710.6	(5.0)	73.3	75.5
Gross profit	653.4	553.9	18.0	26.7	24.5
Selling, general and administrative expenses	424.0	379.8	(11.6)	17.3	16.8
Losses and other expenses, net	2.8	0.2	(1,300.0)	0.1	—
Restructuring charges	3.2	3.1	(3.2)	0.1	0.1
Income from equity method investments	(10.7)	(8.8)	21.6	(0.4)	(0.4)
Operational income from continuing operations	$234.1	$179.6	30.3%	9.6%	7.9%

Net Sales

Net sales increased 8% in the first nine months of 2013 compared to the first nine months of 2012. Sales volumes were up 6% and price and mix were up 2% from the comparable period. The increase in volumes was driven by our Residential Heating & Cooling and Commercial Heating & Cooling segments capturing additional replacement and new construction business. The increase in price and mix was driven by a combination of price increases and a moderation of downward mix pressures from lower efficiency product sales in our Residential Heating & Cooling segment as well as improvements in the Refrigeration segment's Australia refrigerant distribution business.

Gross Profit

Gross profit margins improved 220 basis points to 26.7% in the first nine months of 2013 compared to 24.5% in the first nine months of 2012. Improved price and mix contributed 170 basis points to profit margin and improved commodity and non-commodity product costs contributed a collective 140 basis points. Partially offsetting these increases were 90 basis points of higher freight and distribution costs.

Selling, General and Administrative Expenses

Selling, General & Administrative (“SG&A”) expenses increased by $44 million in the first nine months of 2013 compared to the first nine months of 2012. As a percentage of net sales, SG&A expenses increased 50 basis points from 16.8% to 17.3% in the same periods. The increase in SG&A expenses was principally due to higher employee compensation due to overall improved operating results in 2013.

Losses (gains) and Other Expenses, Net

Losses (gains) and other expenses, net for first nine months of 2013 and 2012 included the following (in millions):

	For the Nine Months Ended September 30,
	2013	2012
Realized losses on settled futures contracts	$0.8	$1.4
Foreign currency exchange loss	—	0.7
Loss on disposal of fixed assets	—	0.1
Net change in unrealized losses (gains) on unsettled futures contracts	0.7	(2.5)
Special legal contingency charge	1.0	—
Other items, net	0.3	0.5
Losses (gains) and other expenses, net	$2.8	$0.2

The decline in realized losses on settled futures contracts in the first nine months of 2013 was attributable to increases in commodity prices relative to our settled futures contract prices. Conversely, the change in unrealized losses (gains) on unsettled futures contracts was primarily due to lower commodity prices relative to the unsettled futures contract prices. For more information on our derivatives, see Note 4 in the Notes to the Consolidated Financial Statements.

The special legal contingency charge in 2013 relates to ongoing patent litigation. Refer to Note 6 in the Notes to the Consolidated Financial Statements for more information on this litigation.

Restructuring Charges

Restructuring charges were $3 million in the first nine months of 2013 and $3 million in the first nine months of 2012. We have not initiated any significant new projects in 2013 and the charges in both years related primarily to our Regional Distribution Network project. For more information on our restructuring activities, see Note 12 in the Notes to the Consolidated Financial Statements.

Income from Equity Method Investments

Investments over which we do not exercise control but have significant influence are accounted for using the equity method of accounting. Income from equity method investments increased slightly to $11 million in the first nine months of 2013 compared to $9 million in the first nine months of 2012 primarily due to improved operational performance from our joint ventures.

Interest Expense, net

Interest expense, net of $11 million in the first nine months of 2013 declined from $13 million in the first nine months of 2012 due to a decrease in our weighted average borrowings in the comparable periods. Our weighted average interest rates were relatively flat.

Income Taxes

The income tax provision was $78 million in the first nine months of 2013 compared to $58 million in the first nine months of 2012. The effective tax rate remained unchanged at 34.7% for the first nine months of 2013 compared to the first nine months of 2012. Our effective tax rates differ from the statutory federal rate of 35% for certain items, such as tax credits, state and local taxes, non-deductible expenses, foreign taxes at rates other than 35% and other permanent tax differences.

Loss from Discontinued Operations

The Loss from discontinued operations related to the Service Experts business sold in March 2013 and the Hearth business sold in April 2012. In the first nine months of 2013, there were $16 million of pre-tax losses from discontinued operations consisting primarily of operating losses in the Service Experts business. The Hearth business had no significant gains, losses or other activity in the first nine months of 2013.

In the first nine months of 2012, there were pre-tax losses of $57 million consisting of $43 million of operating losses related to the Service Experts business and $14 million of losses related to the Hearth business. The $14 million of losses related to the Hearth business included operating losses of $2 million, a $6 million charge to write down certain long-lived assets to their fair value and a $6 million pension settlement charge for the realization of pension losses related to the transfer of a pension to the buyer of the business.

Year-to-Date through September 30, 2013 Compared to Year-to-Date through September 30, 2012 - Results by Segment

Residential Heating & Cooling

The following table presents our Residential Heating & Cooling segment's net sales and profit for the first nine months of 2013 and 2012 (dollars in millions):

	For the Nine Months Ended September 30,
	2013	2012	Difference	% Change
Net sales	$1,224.5	$1,070.7	$153.8	14.4%
Profit	$143.7	$90.7	$53.0	58.4%
% of net sales	11.7%	8.5%

Residential Heating & Cooling net sales increased by 14% in the first nine months of 2013 compared to the first nine months of 2012. Sales volume increases contributed 12% and were attributable primarily to industry growth in new construction and replacement markets. Sales price and mix improvements also contributed 2% due to price increases and a moderation of downward mix pressures from lower efficiency product sales.

Segment profit for the first nine months of 2013 increased $53 million due to $36 million in higher sales volumes, $17 million from favorable price and mix, $28 million in commodity and non-commodity product cost savings and $1 million from a favorable warranty accrual adjustment. Partially offsetting these increases were $14 million in higher SG&A costs due primarily to higher advertising and employee compensation costs and $15 million of higher freight and distribution expenses due to continued investment in distribution initiatives.

Commercial Heating & Cooling

The following table presents our Commercial Heating & Cooling segment's net sales and profit for the first nine months of 2013 and 2012 (dollars in millions):

	For the Nine Months Ended September 30,
	2013	2012	Difference	% Change
Net sales	$631.8	$597.9	$33.9	5.7%
Profit	$84.8	$74.1	$10.7	14.4%
% of net sales	13.4%	12.4%

Commercial Heating & Cooling net sales increased 6% in the first nine months of 2013 compared to the first nine months of 2012. The increase was due to broad-based volume increases in North America, partially offset by continued weakness in European markets.

Segment profit in the first nine months of 2013 increased $11 million compared to the first nine months of 2012 due to increases of $11 million for higher sales volumes, $5 million for favorable commodity and non-commodity product costs and $3 million for favorable price and mix. Partially offsetting these increases were $3 million of higher freight and distribution expenses due to continued investment in distribution initiatives and $5 million of higher SG&A costs.

Refrigeration

The following table presents our Refrigeration segment's net sales and profit for the first nine months of 2013 and 2012 (dollars in millions):

	For the Nine Months Ended September 30,
	2013	2012	Difference	% Change
Net sales	$593.2	$595.9	$(2.7)	(0.5)%
Profit	$66.5	$60.6	$5.9	9.7%
% of net sales	11.2%	10.2%

Refrigeration net sales were down approximately 1% in the first nine months of 2013 compared to the first nine months of 2012. Foreign currency exchange rates had a 1% unfavorable impact and volumes declined 2% over the same periods. Sales volumes declined because of continued weakness with certain supermarket customers and soft market conditions in Europe. These declines were partially offset by growth of 2% in the Australia wholesale refrigerant business.

Segment profit for the first nine months of 2013 increased $6 million over the first nine months of 2012, with increases of $10 million from growth in the Australia wholesale refrigerant business which benefited from one-time purchases of lower cost inventory and investments in related operations, increases of $6 million from favorable price and mix and increases of $7 million from favorable commodity and non-commodity material costs. Partially offsetting these increases were $9 million of higher SG&A expenses related to investments in cost savings initiatives, $7 million of volume-related declines and $1 million of higher freight and distribution expenses.

Corporate and Other

Corporate and other expenses increased to $56 million in the first nine months of 2013 from $44 million in the first nine months of 2012 driven by an increase of $12 million in incentive compensation due to improved overall operating results in 2013.

Liquidity and Capital Resources

Our working capital and capital expenditure requirements are generally met through internally generated funds, bank lines of credit and an asset securitization arrangement. Working capital needs are generally greater in the first and second quarters due to the seasonal nature of our business cycle.

Statement of Cash Flows

The following table summarizes our cash flow activity for the nine months ended September 30, 2013 and 2012 (in millions):

	For the Nine Months Ended September 30,
	2013	2012
Net cash provided by operating activities	$65.0	$64.4
Net cash used in investing activities	(32.9)	(18.1)
Net cash used in financing activities	(42.2)	(48.5)

Net Cash Provided by Operating Activities. Net cash provided by operating activities increased approximately $1 million to $65 million in the first nine months of 2013 compared to $64 million in the first nine months of 2012. This increase was primarily attributable to higher net income partially offset by increased working capital requirements. Working capital was higher in the first nine months of 2013 primarily because of increases in accounts receivable due to higher sales volumes period over period.

Net Cash Used in Investing Activities. Capital expenditures were $41 million and $28 million in the first nine months of 2013 and 2012, respectively. Capital expenditures in 2013 were primarily investments in our distribution network, investments in systems and software to support the overall enterprise and an expansion of manufacturing capacity. Net cash used in investing activities also included net proceeds of $8 million from the sale of the Service Experts business in the first quarter of 2013.

Net Cash Used in Financing Activities. Net cash used in financing activities decreased to $42 million in the first nine months of 2013 primarily due to an increase in net borrowings partially offset by an increase in stock repurchases. The net borrowings were higher in 2013 to support the increasing sales and the rise in working capital requirements.

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

The following table details our lines of credit and financing arrangements as of September 30, 2013 (in millions):

	Maximum Capacity	Outstanding Borrowings	Available for Future Borrowings
Short-Term Debt:
Foreign obligations	$27.2	$7.9	$19.3
Asset Securitization Program (1)	160.0	160.0	—
Total short-term debt	$187.2	$167.9	$19.3
Current Maturities:
Capital lease obligations	$0.8	$0.8	$—
Long-Term Debt:
Capital lease obligations	$16.7	$16.7	$—
Domestic revolving credit facility (2)	650.0	49.5	567.0
Senior unsecured notes	200.0	200.0	—
Total long-term debt	866.7	266.2	567.0
Total debt	$1,054.7	$434.9	$586.3

(1) The maximum capacity under the Asset Securitization Program (“ASP”) is the lesser of $160.0 million or 100% of the net pool balance less reserves, as defined under the ASP.
(2) The available future borrowings on our domestic revolving credit facility were reduced by $33.5 million in outstanding standby letters of credit. We had an additional $26.0 million in outstanding standby letters of credit with other banks.

Financial Leverage

Our debt-to-total-capital ratio increased to 47.4% at September 30, 2013 compared to 43.7% at December 31, 2012. The increase in the ratio in the first nine months of 2013 is due to the increase in our net borrowings, as noted above, as well as a decrease in equity primarily related to changes in foreign currency translation adjustments within accumulated other comprehensive income into net income. Refer to Note 11 in the Notes to the Consolidated Financial Statements for more information on these changes in foreign currency translation adjustments. We evaluate our debt-to-capital ratio as well as our debt-to-EBITDA ratio in order to determine the appropriate targets for share repurchases under our share repurchase programs. Our senior credit ratings were investment grade as of September 30, 2013 and our goal is to maintain investment grade ratings.

Liquidity

We believe our available future borrowings, our cash of $38 million and future cash generated from operations are sufficient to fund operations, planned capital expenditures, future contractual obligations, share repurchases, anticipated dividends and other needs in the foreseeable future. Included in our cash and cash equivalents of $38 million as of September 30, 2013 was $21 million of cash held in foreign locations. Our cash in foreign locations is used for investing and operating activities in those locations, and we currently do not have the need or intent to repatriate those funds to the United States. If we were to repatriate this cash, we would be required to accrue and to pay taxes in the United States for the amounts that were repatriated.

Our expected capital expenditures for 2013 are $60 million including investments in additional manufacturing capacity. We also continue to increase shareholder value through dividend payments and our share repurchase programs. In 2013, we are targeting approximately $125 million in share repurchases under the existing share repurchase programs and over $30 million of dividend payments.

Off Balance Sheet Arrangements

In addition to the credit facilities described above, we also lease real estate and machinery and equipment pursuant to operating leases that are not capitalized on the balance sheet, including high-turnover equipment such as autos and service vehicles and short-lived equipment such as personal computers.

On March 22, 2013, we entered into an agreement with a financial institution to renew the lease of our corporate headquarters in Richardson, Texas for a term of approximately six years through March 1, 2019. The agreement provides for financial covenants consistent with our credit agreement and we were in compliance with those covenants as of September 30, 2013. The lease is classified as an operating lease and we expect to realize annual savings of approximately $2 million in net rent costs from this renewal compared to our previous leasing arrangement. Refer to Note 6 in the Notes to the Consolidated Financial Statements for more details.

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

We incur the risk of liability for claims related to the installation and service of heating and air conditioning products, and we maintain liabilities for those claims that we self-insure. We are involved in various claims and lawsuits related to our products. We also have product liability insurance policies with limits that, if exceeded, may result in substantial costs that could have an adverse effect on our results of operations. In addition, warranty claims are not covered by our product liability insurance and certain product liability claims also may not be covered by our product liability insurance.

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

We also may incur costs related to our products that are not covered under our warranties and are not covered by insurance, and we may, from time to time, repair or replace installed products with quality issues in order to satisfy our customers and to protect our brand. These product quality issues may be caused by vendor-supplied components that fail to meet required specifications. We have product quality issues we believe resulted from vendor supplied materials, including a heating and cooling product line produced in 2006 and 2007 and a refrigerant product quality issue. As of September 30, 2013, we have $5.9 million accrued for these matters. We may incur additional charges in the future as more information becomes available.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our current management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2013, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes during the quarter ended September 30, 2013 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In the third quarter of 2013, we purchased shares of our common stock as follows:

	Total Number of Shares Purchased (1)	Average Price Paid per Share (including fees)	Total Number of Shares Purchased As Part of Publicly Announced Plans	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans (in millions)
July 1 through July 31	335,502	$71.13	315,186	$305.2
August 1 through August 31	5,937	68.71	—	305.2
September 1 through September 30	80,614	71.09	79,548	305.2
	422,053		394,734

(1) This column includes the surrender to LII of 27,319 shares of common stock to satisfy employee tax-withholding obligations in connection with the vesting of restricted stock units and performance share units.

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
Exhibit No. (101).INS XBRL Instance Document
Exhibit No. (101).SCH XBRL Taxonomy Extension Schema Document
Exhibit No. (101).CAL XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit No. (101).LAB XBRL Taxonomy Extension Label Linkbase Document
Exhibit No. (101).PRE XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit No. (101).DEF XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LENNOX INTERNATIONAL INC.

By: /s/ Joseph W. Reitmeier
                            Joseph W. Reitmeier
Date: October 21, 2013                Chief Financial Officer
(on behalf of registrant and as principal financial officer)