Form 10-K
period 2013-12-31
LENNOX INTERNATIONAL INC
filed 2014-02-13
CIK 1069202

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
Yes [ ] No [X]

As of June 30, 2013, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $3.2 billion based on the closing price of the registrant's common stock on the New York Stock Exchange on the prior business day. As of February 7, 2014, there were 48,939,790 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the registrant's 2014 Annual Meeting of Stockholders to be held on May 15, 2014 are incorporated by reference into Part III of this report.

1

LENNOX INTERNATIONAL INC.
FORM 10-K
For the Fiscal Year Ended December 31, 2013

2

PART I
Item 1. Business

References in this Annual Report on Form 10-K to “we,” “our,” “us,” “LII” or the “Company” refer to Lennox International Inc. and its subsidiaries, unless the context requires otherwise.

The Company

We are a leading global provider of climate control solutions and design, manufacture and market a broad range of products for the heating, ventilation, air conditioning and refrigeration (“HVACR”) markets. We have leveraged our expertise to become an industry leader known for innovation, quality and reliability. Our products and services are sold through multiple distribution channels under various brand names. The Company was founded in 1895, in Marshalltown, Iowa, by Dave Lennox, the owner of a machine repair business for railroads. He designed and patented a riveted steel coal-fired furnace, which led to numerous advancements in heating, cooling and climate control solutions.

Shown in the table below are our three business segments, the key products, services and well-known product and brand names within each segment and net sales in 2013 by segment. Segment financial data for 2013, 2012 and 2011, including financial information about foreign and domestic operations, is included in Note 19 of the Notes to our Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” and is incorporated herein by reference.

Segment	Products & Services	Product and Brand Names	2013 Net Sales (in millions)
Residential Heating & Cooling	Furnaces, air conditioners, heat pumps, packaged heating and cooling systems, indoor air quality equipment, comfort control products, replacement parts	Lennox, Dave Lennox Signature, Armstrong Air, Ducane, Aire-Flo, Air-Ease, Concord, Magic-Pak, ADP Advanced Distributor Products, iComfort and Lennox PartsPlus	$1,583.2
Commercial Heating & Cooling	Unitary heating and air conditioning equipment, applied systems, controls, installation and service of commercial heating and cooling equipment	Lennox, Allied Commercial, Magic-Pak, Raider, Landmark, Prodigy, Strategos, Energence and Lennox National Account Services	844.4
Refrigeration	Condensing units, unit coolers, fluid coolers, air cooled condensers, air handlers, process chillers, controls, compressorized racks, supermarket display cases and systems	Heatcraft Worldwide Refrigeration, Bohn, Larkin, Climate Control, Chandler Refrigeration, Kysor/Warren, Friga-Bohn, HK Refrigeration, Hyfra, Kirby and Interlink	771.5
		Total	$3,199.1

On March 22, 2013, the Company sold its Service Experts business to a majority-owned entity of American Capital, Ltd. in an all cash transaction for proceeds, excluding transaction costs, of $10.4 million. The Service Experts business had previously been reported within our Service Experts segment along with the Lennox National Account Services ("NAS") commercial services business. Beginning in the third quarter of 2012, the Service Experts business was included in discontinued operations, NAS was included in our Commercial Heating & Cooling segment, and the Service Experts reportable segment was eliminated. Segment results for all periods have been revised to reflect this new presentation.

Products and Services

Residential Heating & Cooling

Heating & Cooling Products. We manufacture and market a broad range of furnaces, air conditioners, heat pumps, packaged heating and cooling systems, comfort control products, accessories to improve indoor air quality, replacement parts and related products for both the residential replacement and new construction markets in North America. These products are available in a variety of designs and efficiency levels and at a range of price points, and are intended to provide a complete line of home comfort systems. We believe that by maintaining a broad product line marketed under multiple brand names, we can address different market segments and penetrate multiple distribution channels.

The “Lennox” and “Aire-Flo” brands are sold directly to a network of approximately 7,000 independent installing dealers,

making us one of the largest wholesale distributors of residential heating and air conditioning products in North America. The Allied Air Enterprise brands (“Armstrong Air,” “Air-Ease,” “Concord,” “Ducane,” and “Magic-Pak”) include a full line of heating and air conditioning products and are sold through independent distributors in North America.

We are continuing to grow our network of over 130 Lennox PartsPlus stores across the United States and Canada. These stores provide an easy access solution for contractors and independent dealers to obtain universal service and replacement parts, supplies, convenience items, tools, Lennox equipment and OEM parts.

Our Advanced Distributor Products (“ADP”) operation builds evaporator coils and air handlers under the “ADP Advanced Distributor Products” brand, as well as the “Lennox” brand. ADP sells its own ADP branded evaporator coils to over 400 HVAC wholesale distributors across North America as well as a full line of evaporator coils to Allied Air Enterprise.

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

National Account Services. NAS provides service and preventive maintenance for commercial HVAC national account customers in the United States and Canada.

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

Refrigeration

We manufacture and market equipment for the global commercial refrigeration markets under the Heatcraft Worldwide Refrigeration name.  We sell these products to distributors, installing contractors, engineering design firms, original equipment manufacturers and end-users. Our global manufacturing, distribution, sales and marketing footprint serves customers in over 70 countries worldwide.

North America.  Our commercial refrigeration products for the North American market include condensing units, unit coolers, fluid coolers, air-cooled condensers, air handlers, display cases and refrigeration rack systems.  These products preserve food and other perishables in supermarkets, convenience stores, restaurants, warehouses and distribution centers.  In addition, our products are used to cool a wide variety of industrial processes, including data centers, cogeneration, machine tooling, and other critical cooling applications. We routinely provide application engineering for consulting engineers, contractors, store planners, end customers and others to support the sale of commercial refrigeration products. In addition to providing complete refrigeration systems and display cases, we also provide turnkey installations for our supermarket customers in Mexico.

International.  In international markets, we manufacture and market refrigeration products including condensing units, unit coolers, air-cooled condensers, fluid coolers, compressor racks and industrial process chillers.  We have manufacturing locations in Germany, France, Brazil and China.  In Australia and New Zealand, we are the leading wholesale distribution business serving the refrigeration and HVAC industry with more than 70 locations serving our customers, which also includes the sale of refrigerant. In addition, we own a 50% common stock interest in a joint venture in Mexico that produces unit coolers, air-cooled condensers, condensing units, compressors and compressor racks of the same design and quality as those manufactured by our U.S. business.  This joint venture product line is complemented with imports from the U.S., which are sold through the joint venture's distribution network.

Business Strategy

Our business strategy is to sustain and expand our premium market position as well as offer a full spectrum of products to meet our customers' needs. We plan to expand our market position through organic growth and acquisitions while maintaining our focus on cost reductions to drive margin expansion and support growth in target business segments. This strategy is supported by the following five strategic priorities:

Innovative Product and System Solutions. In all of our markets, we are building on our heritage of innovation by developing residential, commercial, and refrigeration products that give families and business owners more precise control over more aspects of their indoor environments, while significantly lowering their energy costs.

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

Geographic Expansion. We are growing our business by extending our successful business model and product knowledge into domestic and international markets.

Expense Reduction. Through our cost management initiatives, we are optimizing operating, manufacturing and administrative costs.

Marketing and Distribution

We utilize multiple channels of distribution and offer different brands at various price points in order to better penetrate the HVACR markets. Our products and services are sold through a combination of direct sales, distributors and company-owned parts and supplies stores. Dedicated sales forces and manufacturers' representatives are deployed across our business segments and brands in a manner designed to maximize our ability to service each distribution channel. To optimize enterprise-wide effectiveness, we have active cross-functional and cross-organizational teams coordinating approaches to pricing, product design, distribution and national account customers.

The North American residential heating and cooling market provides an example of the competitive strength of our marketing and distribution strategy. We use three distinct distribution approaches in this market: the company-owned distribution system, the independent distribution system and direct sales to end-users. We distribute our “Lennox” and “Aire-Flo” brands in a company-owned process directly to independent dealers that install these heating and cooling products. Also, we sell our products directly to customers through our Lennox PartsPlus stores. We distribute our “Armstrong Air,” “Ducane,” “Air-Ease,” “Concord,” “Magic-Pak” and “ADP Advanced Distributor Products” brands through the traditional independent distribution process pursuant to which we sell our products to distributors who, in turn, sell the products to installing contractors.

Over the years, the “Lennox” brand has become inextricably linked with “Dave Lennox,” a highly recognizable advertising icon in the heating and cooling industry. We utilize the “Dave Lennox” image in mass media advertising, as well as in numerous locally produced dealer advertisements, open houses and trade events.

Manufacturing

We operate manufacturing facilities worldwide and utilize the best available manufacturing techniques based on the needs of our businesses, including the use of lean manufacturing and Six Sigma principles. We use numerous metrics to track and manage annual efficiency improvements. Some facilities are impacted by seasonal production demand and we manufacture both heating and cooling products in those facilities to balance production and maintain a relatively stable labor force. We may also hire temporary employees to meet changes in demand.

Strategic Sourcing

We rely on various suppliers to furnish the raw materials and components used in the manufacturing of our products. To maximize our buying effectiveness in the marketplace, our central strategic sourcing group consolidates purchases of certain materials, components and indirect items across business segments. The goal of the strategic sourcing group is to develop global strategies for a given component group, concentrate purchases with three to five suppliers and develop long-term relationships with these vendors. By developing these strategies and relationships, we seek to leverage our material needs to reduce costs and improve financial and operating performance. Our strategic sourcing group also works with selected suppliers to reduce costs and improve quality and delivery performance by employing lean manufacturing and Six Sigma, a disciplined, data-driven approach and methodology for improving quality.

Compressors, motors and controls constitute our most significant component purchases, while steel, copper and aluminum account for the bulk of our raw material purchases. We own equity interests in joint ventures that manufacture compressors. These joint ventures provide us with compressors for our residential, commercial and refrigeration businesses.

Research and Development and Technology

Research and development is a key pillar of our growth strategy.  We operate a global engineering and technology organization that focuses on new technology invention, product development, product quality improvements and process enhancements.  We leverage intellectual property and innovative designs across our businesses.  We also leverage product development cycle time improvements and product data management systems to commercialize new products to market more rapidly.  We use advanced, commercially available computer-aided design, computer-aided manufacturing, computational fluid dynamics and other sophisticated design tools to streamline the design and manufacturing processes. We use complex computer simulations and analyses in the conceptual design phase before functional prototypes are created.  We also operate a full line of prototype machine equipment and advanced laboratories certified by applicable industry associations.

Seasonality

Our sales and related segment profit tend to be seasonally higher in the second and third quarters of the year because summer is the peak season for sales of air conditioning equipment and services in the U.S. and Canada. For the same reason, our working capital needs are generally greater in the first and second quarters and we generally have higher operating cash inflows in the third and fourth quarters.

Our markets are driven by seasonal weather patterns. HVAC products and services are sold year round, but the volume and mix of product sales and service change significantly by season. The industry ships roughly twice as many units during June as it does in December. Overall, cooling equipment represents a substantial portion of the annual HVAC market. Between the heating season (roughly November through February) and cooling season (roughly May through August) are periods commonly referred to as "shoulder seasons" when the distribution channel transitions its buying patterns from one season to the next. These seasonal fluctuations in mix and volume drive our sales and related segment profit, resulting in somewhat higher sales in the second and third quarters due to the higher volume in the cooling season relative to the heating season.

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

Competition

Substantially all markets in which we participate are competitive. The most significant competitive factors we face are product reliability, product performance, service and price, with the relative importance of these factors varying among our businesses. The following are some of the companies we view as significant competitors in each of our three business segments, with relevant brand names, when different from the company name, shown in parentheses. The marks below may be the registered or unregistered trademarks or trade names of their respective owners.

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

•
Refrigeration - Hussmann Corporation; Rheem Manufacturing Company (Heat Transfer Products Group); Emerson Electric Co. (Copeland); United Technologies Corp. (Carrier); GEA Group (Kuba, Searle, Goedhart); Alfa Laval; Guntner GmbH; and Panasonic Corp. (Sanyo).

Employees

As of February 7, 2014, we employed approximately 9,700 employees. Approximately 4,300 of these employees were salaried and 5,400 were hourly. The number of hourly workers we employ may vary in order to match our labor needs during periods of fluctuating demand. Approximately 2,700 employees are represented by unions. We believe we have good relationships with our employees and with the unions representing our employees. We currently do not anticipate any material adverse consequences resulting from negotiations to renew any collective bargaining agreements.

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

Energy Efficiency. The U.S. Department of Energy published a direct final rule setting minimum efficiency standards for residential heating and cooling products. The standards for non-weatherized furnaces were to take effect in 2013, however, the direct final rule for furnace standards was vacated as the result of a negotiated settlement between the American Public Gas Association (APGA) and the Department of Energy (DOE). Standards for split cooling systems become effective in 2015. We established a process we believe will allow us to offer products that meet or exceed these new standards in advance of effectiveness. The U.S. Department of Energy has numerous active rulemakings that impact residential and commercial heating, air conditioning and refrigeration equipment. We are actively involved in U.S. Department of Energy and Congressional activities related to energy efficiency standards. We believe we are prepared to have compliant products in place in advance of the effectiveness of all such regulations being considered by the U.S. Department of Energy or Congress.

Refrigerants. The use of hydrochlorofluorocarbons, “HCFCs,” and hydroflurocarbons “HFCs” as refrigerants for air conditioning and refrigeration equipment is common practice in the HVACR industry. We believe we have complied with applicable rules and regulations governing the use of HCFCs and HFCs.  The United States Congress, Environmental Protection Agency and other international regulatory bodies are considering steps to phase down the future use of HFCs in HVACR products. We have been an active participant in the ongoing international and domestic dialogue on this subject and believe we are well positioned to react in a timely manner to any changes in the regulatory landscape.  In addition, we are taking proactive steps to implement responsible use principles and guidelines with respect to limiting refrigerants from escaping into the atmosphere throughout the life span of our HVACR equipment.

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

Executive Officers of the Company

Our executive officers, their present positions and their ages are as follows as of February 7, 2014:

Name	Age	Position
Todd M. Bluedorn	50	Chairman of the Board and Chief Executive Officer
Joseph W. Reitmeier	49	Executive Vice President and Chief Financial Officer
Douglas L. Young	51	Executive Vice President and President and Chief Operating Officer, LII Residential Heating & Cooling
Terry L. Johnston	56	Executive Vice President and President and Chief Operating Officer, LII North America Commercial Heating & Cooling
David W. Moon	52	Executive Vice President and President and Chief Operating Officer, LII Worldwide Refrigeration
Prakash Bedapudi	47	Executive Vice President and Chief Technology Officer
Daniel M. Sessa	49	Executive Vice President and Chief Human Resources Officer
John D. Torres	55	Executive Vice President, Chief Legal Officer and Secretary
Roy A. Rumbough, Jr.	58	Vice President, Controller and Chief Accounting Officer

Todd M. Bluedorn became Chief Executive Officer and was elected to our Board of Directors in April 2007. Mr. Bluedorn was elected Chairman of the Board of Directors in May 2012. Prior to joining the company, Mr. Bluedorn served in numerous senior management positions for United Technologies since 1995, including President, Americas - Otis Elevator Company; President, North America - Commercial Heating, Ventilation and Air Conditioning for Carrier Corporation; and President, Hamilton Sundstrand Industrial. He began his professional career with McKinsey & Company in 1992. A graduate of the United States Military Academy at West Point with a B.S. in electrical engineering, Mr. Bluedorn served in the United States Army as a combat engineer officer and United States Army Ranger from 1985 to 1990. He received his MBA from Harvard University in 1992. Mr. Bluedorn currently serves on the Board of Directors of Eaton Corporation, a diversified industrial manufacturer.

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

Item 1A. Risk Factors
Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act that are based on information currently available to management as well as management's assumptions and beliefs. All statements, other than statements of historical fact, included in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements identified by the words “may,” “will,” “should,” “plan,” “predict,” “anticipate,” “believe,” “intend,” “estimate” and “expect” and similar expressions. Such statements reflect our current views with respect to future events, based on what we believe are reasonable assumptions; however, such statements are subject to certain risks and uncertainties. In addition to the specific uncertainties discussed elsewhere in this Annual Report on Form 10-K, the risk factors set forth in Item 1A. Risk Factors in this Annual Report on Form 10-K may affect our performance and results of operations. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those in the forward-looking statements. We disclaim any intention or obligation to update or review any forward-looking statements or information, whether as a result of new information, future events or otherwise.

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

We May Not be Able to Compete Favorably in the Competitive HVACR Business.

Substantially all of the markets in which we operate are competitive. The most significant competitive factors we face are product reliability, product performance, reputation of our company and brands, service and price, with the relative importance of these factors varying among our product lines. Other factors that affect competition in the HVACR market include the development and application of new technologies, an increasing emphasis on the development of more efficient HVACR products and new product introductions. We may not be able to adapt to market changes as quickly or effectively as our current and future competitors. Also, the establishment of manufacturing operations in low-cost countries could provide cost advantages to existing and emerging competitors. Some of our competitors may have greater financial resources than we have, allowing them to invest in more extensive research and development and/or marketing activity and making them better able to withstand adverse HVACR market conditions. Current and future competitive pressures may cause us to reduce our prices or lose market share, or could negatively affect our cash flow, all of which could have an adverse effect on our results of operations.

Our Financial Performance Is Affected by the Conditions of the U.S. Construction Industry.

Our business is affected by the performance of the U.S. construction industry. Our sales in the residential and commercial new construction market correlate to the number of new homes and buildings that are built, which in turn is influenced by cyclical factors such as interest rates, inflation, availability of financing, consumer spending habits and confidence, employment rates and other macroeconomic factors over which we have no control. For example, the U.S. housing industry experienced a significant downturn, with new construction starts and existing home values declining significantly in many markets. This housing downturn resulted in a decline in the demand for the products and services we sell because fewer homes were constructed and because an uncertain economic environment prompted more homeowners to repair instead of replace existing HVAC systems. Although the industry has recently improved, our sales may not also continue to improve or such improvement may be limited or lower than expected.

Cooler than Normal Summers and Warmer than Normal Winters May Depress Our Sales.

Demand for our products and for our services is seasonal and strongly affected by the weather. Cooler than normal summers depress our sales of replacement air conditioning and refrigeration products and services. Similarly, warmer than normal winters have the same effect on our heating products and services.

Changes in Legislation or Government Regulations or Policies Can Have a Significant Impact on Our Results of Operations.

The sales, gross margins and profitability for each of our segments could be directly impacted by changes in legislation or government regulations. Changes in environmental and energy efficiency standards and regulations, in particular, may have a significant impact on the types of products that we are allowed to develop and sell, and the types of products that are developed and sold by our competitors. Our inability or delay in developing or marketing products that match customer demand and that meet applicable efficiency and environmental standards may negatively impact our results. For example, the U.S. Department of Energy vacated certain regional efficiency standards for furnaces scheduled to take effect in May 2013, most likely delaying several expected changes to efficiency standards. The demand for our products and services could also be affected by the size and availability of tax incentives for purchasers of our products and services. Future legislation or regulations, including environmental matters, product certification, product liability, taxes, tax incentives and other matters, may impact the results of each of our operating segments and our consolidated results.

Global General Business, Economic and Market Conditions Could Adversely Affect Our Financial Performance and Limit our Access to the Capital Markets.

Future disruptions in U.S. or global financial and credit markets or increases in the costs of capital might have an adverse impact on our business.  The tightening, unavailability or increased costs of credit adversely affects the ability of our customers to obtain financing for significant purchases and operations, which could result in a decrease in sales of our products and services and may impact the ability of our customers to make payments to us. Similarly, tightening of credit may adversely affect our supplier base and increase the potential for one or more of our suppliers to experience financial distress or bankruptcy. Our business may also be adversely affected by future decreases in the general level of economic activity and increases in borrowing costs, which may cause our customers to cancel, decrease or delay their purchases of our products and services.

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

We cannot predict the likelihood, duration or severity of any future disruption in financial markets or any adverse economic conditions in the U.S. and other countries.

Our International Operations Subject Us to Risks Including Foreign Currency Fluctuations, Regulations and Other Risks.

We earn revenue, pay expenses, own assets and incur liabilities in countries using currencies other than the U.S. dollar. Our consolidated financial statements are presented in U.S. dollars and we translate revenue, income, expenses, assets and liabilities into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, increases or decreases in the value of the U.S. dollar relative to other currencies may affect our net operating revenues, operating income and the value of balance sheet items denominated in foreign currencies. Because of the geographic diversity of our operations, weaknesses in some currencies might be offset by strengths in others over time. However, we cannot assure that fluctuations in foreign currency exchange rates, particularly the strengthening of the U.S. dollar against major currencies, would not materially affect our financial results.

In addition to the currency exchange risks inherent in operating in foreign countries, our international sales and operations, including purchases of raw materials from international suppliers, are subject to risks associated with local government laws, regulations and policies (including those related to tariffs and trade barriers, investments, taxation, exchange controls, employment regulations and changes in laws and regulations). Our international sales and operations are also sensitive to changes in foreign national priorities, including government budgets, as well as to geopolitical and economic instability. International transactions may involve increased financial and legal risks due to differing legal systems and customs in foreign countries, as well as compliance with anti-corruption laws such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act. The ability to manage these risks could be difficult and may limit our operations and make the manufacture and sale of our products internationally more difficult, which could negatively affect our business and results of operations.

Conflicts, wars, natural disasters or terrorist acts could also cause significant damage or disruption to our operations, employees, facilities, systems, suppliers, distributors, resellers or customers in the United States and internationally for extended periods of time and could also affect demand for our products.

Net sales outside of the United States comprised 25.5% of our net sales in 2013.

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

We depend on raw materials, such as steel, copper and aluminum, and components purchased from third parties to manufacture our products. We generally concentrate purchases for a given raw material or component with a small number of suppliers. If a supplier is unable or unwilling to meet our supply requirements, including suffering any disruptions at its facilities or in its supply chain, we could experience supply interruptions or cost increases, either of which could have an adverse effect on our results of operations. Similarly, suppliers of components that we purchase for use in our products may be affected by rising material costs and pass these increased costs on to us. Although we regularly pre-purchase a portion of our raw materials at fixed prices each year to hedge against price increases, an increase in raw materials prices not covered by our fixed price arrangements could significantly increase our cost of goods sold and negatively impact our margins if we are unable to effectively pass such price increases on to our customers. Alternatively, if we increase our prices in response to increases in the prices or quantities of raw materials or components or if we encounter significant supply interruptions, our competitive position could be adversely affected, which may result in depressed sales and profitability.

In addition, we use derivatives to hedge price risk associated with forecasted purchases of certain raw materials.  Our hedged prices could result in paying higher or lower prices for commodities as compared to the market prices for those commodities when purchased.

We May Incur Substantial Costs as a Result of Claims Which Could Have an Adverse Effect on Our Results of Operations.

The development, manufacture, sale and use of our products involve warranty, intellectual property infringement, product liability claim and other risks. In some cases, we may incur liability claims for the installation and service of our products. Our product liability insurance policies have limits that, if exceeded, may result in substantial costs that would have an adverse effect on our results of operations. In addition, warranty claims are not covered by our product liability insurance and certain product liability claims may also not be covered by our product liability insurance.

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

If We Cannot Successfully Execute our Business Strategy, Our Results of Operations Could be Adversely Impacted

Our future success depends on our continued investment in research and new product development as well as our ability to commercialize new HVACR technological advances in domestic and global markets. If we are unable to continue to timely and successfully develop and market new products, achieve technological advances or extend our business model and technological advances into international markets, our business and results of operations could be adversely impacted.

We are engaged in various manufacturing rationalization actions designed to achieve our strategic priorities of manufacturing sourcing and distribution excellence and of lowering our cost structure. For example, we are continuing to reorganize our North

American distribution network in order to better serve our customers' needs by deploying parts and equipment inventory closer to them and are expanding our sourcing activities outside of the U.S. We also continue to rationalize and reorganize various support and administrative functions in order to reduce ongoing selling and administrative expenses. If we cannot successfully implement such distribution and restructuring strategies or other cost savings plans, we may not achieve our expected cost savings in the time anticipated, or at all. In such case, our results of operations and profitability may be negatively impacted, making us less competitive and potentially causing us to lose market share.

We May Not be Able to Successfully Integrate and Operate Businesses that We May Acquire nor Realize the Anticipated Benefits of Strategic Relationships We May Form.

From time to time, we may seek to complement or expand our businesses through strategic acquisitions, joint ventures and strategic relationships. The success of these transactions will depend, in part, on our ability to timely identify those relationships, negotiate and close the transactions and then integrate, manage and operate those businesses profitably. If we are unable to successfully do those things, we may not realize the anticipated benefits associated with such transactions, which could adversely affect our business and results of operations.

Because a Significant Percentage of Our Workforce is Unionized in Certain Manufacturing Facilities, We Face Risks of Work Stoppages and Other Labor Relations Problems.

As of February 7, 2014, approximately 28% of our workforce was unionized. The results of future negotiations with these unions and the effects of any production interruptions or labor stoppages could have an adverse effect on our results of operations.

We are Subject to Litigation and Tax, Environmental and Other Regulations that Could Have an Adverse Effect on Our Results of Operations.

We are involved in various claims and lawsuits incidental to our business, including those involving product liability, labor relations, alleged exposure to asbestos-containing materials and environmental matters, some of which claim significant damages. Estimates related to our claims and lawsuits, including estimates for asbestos-related claims and related insurance recoveries, involve numerous uncertainties. Given the inherent uncertainty of litigation and estimating, we cannot be certain that existing claims or litigation or any future adverse legal developments will not have a material adverse impact on our financial condition. In addition, we are subject to extensive and changing federal, state and local laws and regulations designed to protect the environment. These laws and regulations could impose liability for remediation costs and civil or criminal penalties in cases of non-compliance. Compliance with environmental laws increases our costs of doing business. Because these laws are subject to frequent change, we are unable to predict the future costs resulting from environmental compliance.

Any Future Determination that a Significant Impairment of the Value of Our Goodwill Intangible Asset Occurred Could Have a Material Adverse Effect on Our Results of Operations.

As of December 31, 2013, we had goodwill of $216.8 million on our Consolidated Balance Sheet. Any future determination that an impairment of the value of goodwill occurred would require a write-down of the impaired portion of goodwill to fair value and would reduce our assets and stockholders' equity and could have a material adverse effect on our results of operations.

Volatility in Capital Markets Could Necessitate Increased Cash Contributions by Us to Our Pension Plans to Maintain Required Levels of Funding.

Volatility in the capital markets may have a significant impact on the funding status of our defined benefit pension plans. If the performance of the capital markets depresses the value of our defined benefit pension plan assets or increases the liabilities, we would be required to make additional contributions to the pension plans. The amount of contributions we may be required to make to our pension plans in the future is uncertain and could be significant, which may have a material impact on our results of operations.

Security breaches and other disruptions or misuse of information systems we rely upon could affect our ability to conduct our business effectively.

Our information systems and those of our business partners are important to our business activities. We also outsource various information systems, including data management, to third party service providers. Despite our security measures as well as those of our business partners and third-party service providers, the information systems we rely upon may be vulnerable to interruption or damage from computer hackings, computer viruses, worms or other destructive or disruptive software, process breakdowns, denial of service attacks, malicious social engineering or other malicious activities, or any combination thereof. These information systems have been, and will likely continue to be, subject to attack. While we have implemented controls and taken other preventative actions to strengthen these systems against future attacks, we can give no assurance that these controls and preventative actions will be effective. Any breach of data security could result in a disruption of our services or improper disclosure of personal data or confidential information, which could harm our reputation, require us to expend resources to remedy such a security breach or defend against further attacks or subject us to liability under laws that protect personal data, resulting in increased operating costs or loss of revenue.

Our results of operations may suffer if we cannot continue to license or enforce the intellectual property rights on which our businesses depend or if third parties assert that we violate their intellectual property rights.

We rely upon patent, copyright, trademark and trade secret laws and agreements to establish and maintain intellectual property rights in the products we sell. Our intellectual property rights could be challenged, invalidated, infringed, circumvented, or be insufficient to permit us to take advantage of current market trends or to otherwise provide competitive advantages. Further, the laws of certain countries do not protect proprietary rights to the same extent as the laws of the United States.

Third parties may also claim that we are infringing upon their intellectual property rights. If we do not license infringed intellectual property or if we are required to substitute similar technology from another source, our operations could be adversely affected. Even if we believe that intellectual property claims are without merit, they can be time consuming, require significant resources and be costly to defend. Claims of intellectual property infringement also might require us to redesign affected products, pay costly damage awards, or face injunction prohibiting us from manufacturing, importing, marketing or selling certain of our products. Even if we have agreements to indemnify us, indemnifying parties may be unable or unwilling to do so.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following chart lists our principal domestic and international manufacturing, distribution and office facilities as of February 7, 2014 and indicates the business segment that uses such facilities, the approximate size of such facilities and whether such facilities are owned or leased. Also included in the chart are large warehouses that hold significant inventory balances.

Location	Segment	Type or Use of Facility	Approx. Sq. Ft. (In thousands)	Owned/Leased
Marshalltown, IA	Residential Heating & Cooling	Manufacturing & Distribution	1,300	Owned & Leased
Orangeburg, SC	Residential Heating & Cooling	Manufacturing & Distribution	750	Owned & Leased
Grenada, MS	Residential Heating & Cooling	Manufacturing & Distribution	400	Leased
Saltillo, Mexico	Residential Heating & Cooling	Manufacturing	330	Owned
Columbus, OH	Residential Heating & Cooling	Distribution	144	Leased
McDonough, GA	Residential Heating & Cooling	Distribution	254	Leased
Romeoville, IL	Residential Heating & Cooling	Distribution	312	Leased
Brampton, Canada	Residential & Commercial Heating & Cooling	Distribution	129	Leased
Calgary, Canada	Residential & Commercial Heating & Cooling	Distribution	110	Leased
Kansas City, KS	Residential & Commercial Heating & Cooling	Distribution	115	Leased
Carrollton, TX	Residential & Commercial Heating & Cooling	Distribution	252	Leased
Eastvale, CA	Residential & Commercial Heating & Cooling	Distribution	377	Leased
Middletown, PA	Residential & Commercial Heating & Cooling	Distribution	130	Leased
Stuttgart, AR	Commercial Heating & Cooling	Manufacturing	750	Owned
Longvic, France	Commercial Heating & Cooling	Manufacturing	133	Owned
Burgos, Spain	Commercial Heating & Cooling & Refrigeration	Manufacturing	140	Owned
Genas, France	Commercial Heating & Cooling & Refrigeration	Manufacturing, Distribution & Offices	190	Owned
Mions, France	Commercial Heating & Cooling & Refrigeration	Research & Development	129	Owned
Tifton, GA	Refrigeration	Manufacturing	570	Owned & Leased
Stone Mountain, GA	Refrigeration	Manufacturing & Business Unit Headquarters	120	Owned
Columbus, GA	Refrigeration	Manufacturing, Warehousing & Offices	550	Owned & Leased
Midland, GA	Refrigeration	Warehousing & Offices	138	Leased
Milperra, Australia	Refrigeration	Business Unit Headquarters & Distribution	415	Owned
Mt. Wellington, New Zealand	Refrigeration	Distribution & Offices	110	Owned
San Jose dos Campos, Brazil	Refrigeration	Manufacturing, Warehousing & Offices	148	Owned
Krunkel, Germany	Refrigeration	Manufacturing, Distribution & Offices	52	Owned
Wuxi, China	Refrigeration	Manufacturing	142	Owned & Leased
Carrollton, TX	Corporate and other	Research & Development	294	Owned
Richardson, TX	Corporate and other	Corporate Headquarters	357	Owned & Leased

In addition to the properties described above, we lease numerous facilities in the U.S. and worldwide for use as sales offices, service offices and district and regional warehouses. We routinely evaluate our facilities to ensure adequate capacity, effective cost structure, and consistency with our business strategy. We believe that our properties are in good condition, suitable and adequate for their present requirements and that our principal manufacturing plants are generally adequate to meet our production needs.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price for Common Stock

Our common stock is listed for trading on the New York Stock Exchange under the symbol “LII.” The high and low sales prices for our common stock for each quarterly period during 2013 and 2012 were as follows:

	Price Range per Common Share
	2013		2012
	High	Low	High	Low
First Quarter	$65.50	$53.77	$42.81	$33.81
Second Quarter	65.96	59.26	46.78	36.77
Third Quarter	75.77	64.63	51.30	41.70
Fourth Quarter	86.14	70.05	54.20	44.97

Dividends

During 2013 and 2012, we declared quarterly cash dividends as set forth below:

	Dividends per Common Share
	2013	2012
First Quarter	$0.20	$0.18
Second Quarter	0.24	0.18
Third Quarter	0.24	0.20
Fourth Quarter	0.24	0.20
Fiscal Year	$0.92	$0.76

The amount and timing of dividend payments are determined by our Board of Directors and subject to certain restrictions under our domestic revolving credit facility.

Holders of Common Stock

As of the close of business on February 7, 2014, approximately 890 holders of record held our common stock.

Comparison of Total Stockholder Return

The following graph compares the cumulative total returns of LII's common stock with the cumulative total returns of the Standards & Poor's Midcap 400 Index, a broad index of mid-size U.S. companies of which the Company is a part, and with a peer group of U.S. industrial manufacturing and service companies in the heating, ventilation, air conditioning and refrigeration businesses. The graph assumes that $100 was invested on December 31, 2008, with dividends reinvested. Our peer group includes AAON, Inc., Ingersoll-Rand plc, Comfort Systems USA, Inc., United Technologies Corporation, Johnson Controls Inc., and Watsco, Inc. Peer group returns are weighted by market capitalization.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2013
300.00
250.00
200.00
150.00
100.00
50.00
0.00
2008
2009
2010
2011
2012
2013
Lennox International, Inc.
S&P Midcap 400 Index
Peer Group

This performance graph and other information furnished under this Comparison of Total Stockholder Return section shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act.

Our Purchases of LII Equity Securities

Our Board of Directors has authorized a total of $700.0 million towards the repurchase of shares of our common stock (the “Share Repurchase Plans”), including a $300.0 million share repurchase authorization approved in December 2012. The Share Repurchase Plans do not have an expiration date.

In the fourth quarter of 2013, we purchased shares of our common stock as follows:

	Total Shares Purchased (1)	Average Price Paid per Share (including fees)	Shares Purchased As Part of Publicly Announced Plans	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans (in millions)
October 1 through October 31 (2)	611,129	$76.15	607,400	$246.2
November 1 through November 30	4,123	80.36	—	246.2
December 1 through December 31 (3)	44,261	82.35	—	246.2
	659,513		607,400

(1) Includes the surrender to LII of 52,113 shares of common stock to satisfy employee tax-withholding obligations in connection with the exercise of vested stock appreciation rights and the vesting of restricted stock units.
(2) Includes 75,390 shares repurchased in transactions executed in the third quarter of 2013 but settled in October 2013.
(3) Excludes 195,437 shares repurchased in transactions that were executed in the fourth quarter of 2013 but settled in January 2014.

Item 6. Selected Financial Data

The following table presents selected financial data for each of the five years ended December 31, 2009 to 2013 (in millions, except per share data):

	For the Years Ended December 31,
	2013	2012	2011	2010	2009
Statements of Operations Data:
Net Sales	$3,199.1	$2,949.4	$2,840.9	$2,585.2	$2,377.6
Operational Income From Continuing Operations	289.0	219.1	184.4	204.5	122.6
Income From Continuing Operations	179.9	135.0	111.5	125.9	70.0
Net Income	171.8	90.0	88.3	116.2	51.1
Basic Earnings Per Share From Continuing Operations	3.61	2.66	2.12	2.31	1.26
Diluted Earnings Per Share From Continuing Operations	3.55	2.63	2.09	2.26	1.24
Cash Dividends Declared Per Share	0.92	0.76	0.72	0.60	0.56

Other Data:
Capital Expenditures (1)	$78.3	$50.2	$41.4	$43.1	$57.4
Research and Development Expenses (1)	53.7	49.5	47.0	46.4	45.5

Balance Sheet Data at Period End:
Total Assets	$1,626.7	$1,691.9	$1,705.7	$1,692.0	$1,543.9
Total Debt	400.4	386.6	465.1	319.0	231.5
Stockholders' Equity	485.7	498.3	467.8	589.7	604.4

(1) Amounts exclude capital expenditures and research and development expenses related to discontinued operations.

Information in the table above is not necessarily indicative of results of future operations. To understand the factors that may affect comparability, the financial data should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Consolidated Financial Statements and the related Notes to the Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data," of this Form 10-K.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the other sections of this report, including the consolidated financial statements and related notes contained in Item 8 of this Annual Report on Form 10-K.

Business Overview

We operate in three reportable business segments of the heating, ventilation, air conditioning and refrigeration (“HVACR”) industry. Our reportable segments are Residential Heating & Cooling, Commercial Heating & Cooling, and Refrigeration. For more detailed information regarding our reportable segments, see Note 19 in the Notes to the Consolidated Financial Statements.

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

The principal elements of cost of goods sold are components, raw materials, factory overhead, labor, estimated costs of warranty expense and freight and distribution costs. The principal raw materials used in our manufacturing processes are steel, copper and aluminum. In recent years, pricing volatility for these commodities and related components has impacted us and the HVACR industry in general. We seek to mitigate the impact of higher commodity prices through a combination of price increases, commodity contracts, improved production efficiency and cost reduction initiatives. We also partially mitigate volatility in the prices of these commodities by entering into futures contracts and fixed forward contracts.

Recent Developments

On March 22, 2013, the Company sold its Service Experts business to a majority-owned entity of American Capital, Ltd. (the "Buyer") in an all cash transaction for proceeds of $10.4 million, excluding transaction costs. The gain on sale of the business, the operating results for the business through March 22, 2013, and other gains and losses associated with the business are presented in discontinued operations. The Company also entered into a two-year equipment and parts supply agreement with the Buyer.

Financial Highlights

•	Net sales increased $250 million, or 8%, to $3,199 million in 2013 from $2,949 million in 2012.

•
Operational income from continuing operations in 2013 was $289 million compared to $219 million in 2012. The increase was primarily due to higher volumes, higher margins from improved price and mix and material cost savings.

•	Net income in 2013 increased to $172 million from $90 million in 2012.

•	Diluted earnings per share from continuing operations were $3.55 per share in 2013 compared to $2.63 per share in 2012.

•	We generated $210 million of cash flow from operating activities in 2013 compared to $221 million in 2012.

•	In 2013, we returned $125 million to shareholders through share repurchases and $34 million through dividend payments.

Overview of Results

The Residential Heating & Cooling segment led our overall financial performance in 2013, with a 15% increase in net sales and a $77 million increase in segment profit compared to 2012. This segment's results benefited from industry growth in the replacement and new construction markets as well as market share gains. Our Commercial Heating & Cooling segment also performed well in 2013 with an 8% increase in net sales and a $19 million increase in segment profit compared to 2012. This segment's results benefited from market share gains, market growth in North America and material cost savings. Sales in our Refrigeration segment were down 2% and segment profit increased $8 million compared to 2012. This segment's sales were impacted by volume declines and unfavorable foreign currency exchange rates. However, the segment's profits increased due to product price increases, favorable product mix, lower material costs and growth in the Australian refrigerant distribution business, improved price and mix and favorable material product costs.

On a consolidated basis, our product profit margins improved to 26.9% in 2013 due to volume increases in our Residential Heating & Cooling and Commercial Heating & Cooling segments, favorable commodity and non-commodity material costs across all of our segments and favorable price and mix across all of our segments. These improvements were partially offset by higher distribution costs in the Residential Heating & Cooling segment, higher non-material product costs primarily in our Refrigeration segment and higher warranty costs in our Residential Heating & Cooling segment.

Results of Operations

The following table provides a summary of our financial results, including information presented as a percentage of net sales (dollars in millions):

	For the Years Ended December 31,
	2013		2012		2011
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Net sales	$3,199.1	100.0%	$2,949.4	100.0%	$2,840.9	100.0%
Cost of goods sold	2,337.9	73.1%	2,227.1	75.5%	2,171.0	76.4%
Gross profit	861.2	26.9%	722.3	24.5%	669.9	23.6%
Selling, general and administrative expenses	570.1	17.8%	507.0	17.2%	476.9	16.8%
Losses and other expenses, net	9.3	0.3%	2.5	0.1%	5.7	0.2%
Restructuring charges	5.0	0.2%	4.2	0.1%	12.5	0.4%
Income from equity method investments	(12.2)	(0.4)%	(10.5)	(0.4)%	(9.6)	(0.3)%
Operational income from continuing operations	$289.0	9.0%	$219.1	7.4%	$184.4	6.5%
Loss from discontinued operations	(8.1)	(0.3)%	(45.0)	(1.5)%	(23.2)	(0.8)%
Net income	$171.8	5.4%	$90.0	3.1%	$88.3	3.1%

The following table provides net sales by geographic market (dollars in millions):

	For the Years Ended December 31,
	2013		2012		2011
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Net Sales by Geographic Market:
U.S.	$2,382.0	74.5%	$2,147.2	72.8%	$2,018.1	71.0%
Canada	232.3	7.2	226.7	7.7	219.2	7.8
International	584.8	18.3	575.5	19.5	603.6	21.2
Total net sales	$3,199.1	100.0%	$2,949.4	100.0%	$2,840.9	100.0%

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012 - Consolidated Results

Net Sales

Net sales increased 8% in 2013 compared to 2012, with sales volumes up approximately 8% and price and mix up approximately 1%. Also, foreign currency exchange rates had an unfavorable impact of less than 1%. The increase in volume was driven by our Residential Heating & Cooling and Commercial Heating & Cooling segments capturing additional replacement and new construction business. The benefit of price and mix was a combination of price increases across all segments and favorable product mix predominantly in our Residential Heating & Cooling segment.

Gross Profit

Gross profit margins improved 240 basis points to 26.9% in 2013 compared to 24.5% in 2012. Increased volume, along with favorable price and mix contributed 200 basis points to profit margin and lower commodity and non-commodity product costs contributed a collective 130 basis points. Partially offsetting these improvements were 70 basis points of higher distribution costs and 20 basis points of higher warranty costs.

Selling, General and Administrative Expenses

SG&A expenses increased by $63 million in 2013 compared to 2012. As a percentage of net sales, SG&A expenses increased 60 basis points from 17.2% to 17.8% in the same periods. The increase in SG&A expenses was principally due to higher employee compensation.

Losses and Other Expenses, Net

Losses and other expenses, net for 2013 and 2012 included the following (in millions):

	For the Years Ended December 31,
	2013	2012
Realized losses on settled futures contracts	$1.0	$1.5
Foreign currency exchange losses	0.5	0.8
Losses (gains) on disposal of fixed assets	(1.0)	0.4
Net change in unrealized losses (gains) on unsettled futures contracts	0.4	(2.2)
Special legal contingency charges	1.2	1.2
Asbestos-related litigation	6.3	—
Other items, net	0.9	0.8
Losses and other expenses, net	$9.3	$2.5

The decline in realized losses on settled futures contracts in 2013 was attributable to increases in commodity prices relative to our settled futures contract prices. Conversely, the change in unrealized losses (gains) on unsettled futures contracts was primarily due to lower commodity prices relative to the unsettled futures contract prices. For more information on our derivatives, see Note 8 in the Notes to the Consolidated Financial Statements.

The special legal contingency charges relate to ongoing patent litigation. We also recorded asbestos charges in the fourth quarter of 2013 for known and estimated future asbestos matters. Refer to Note 10 in the Notes to the Consolidated Financial Statements for more information on this litigation and the asbestos charges.

Restructuring Charges

Restructuring charges were $5 million in 2013 compared to $4 million in 2012. The charges in 2013 related to our Regional Distribution Network project as well as anticipated severance charges associated with a relocation of certain Residential Heating & Cooling manufacturing operations to lower cost facilities. The charges in 2012 related primarily to our Regional Distribution Network project. For more information on our restructuring activities, see Note 16 in the Notes to the Consolidated Financial Statements.

Income from Equity Method Investments

Investments over which we do not exercise control but have significant influence are accounted for using the equity method of accounting. Income from equity method investments increased to $12 million in 2013 compared to $10 million in 2012 due to increases in earnings from our joint ventures.

Interest Expense, net

Net interest expense of $15 million in 2013 declined from $17 million in 2012 due to a decrease in our weighted-average interest rates in the comparable periods, partially offset by a slight increase in our average borrowings.

Income Taxes

The income tax provision was $94 million in 2013 compared to $67 million in 2012, and the effective tax rate was 34.4% in 2013 compared to 33.1% in 2012. Our effective tax rates differ from the statutory federal rate of 35% for certain items, including tax credits, state and local taxes, non-deductible expenses, foreign taxes at rates other than 35% and other permanent tax differences.

Loss from Discontinued Operations

The Loss from discontinued operations related to the Service Experts business sold in March 2013 and the Hearth business sold in April 2012. In 2013, there were $13 million of pre-tax losses from discontinued operations consisting primarily of operating losses in the Service Experts business. The Hearth business had no significant gains or losses in 2013.

In 2012, there were pre-tax losses of $65 million consisting of $51 million of losses related to the Service Experts business and $14 million of losses related to the Hearth business. The $51 million of Service Experts' losses included operating losses of $28 million, goodwill impairment charges of $21 million and $2 million of restructuring and other expenses. The $14 million of losses related to the Hearth business included operating losses of $3 million, a $6 million charge to write down certain long-lived assets to their fair value, a $6 million pension settlement charge for the realization of pension losses related to the transfer of a pension to the buyer of the business, a $1 million loss on the sale of the business, $2 million of other expenses and a $4 million gain for the realization of foreign currency translation adjustments.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012 - Results by Segment

Residential Heating & Cooling

The following table presents our Residential Heating & Cooling segment's net sales and profit for 2013 and 2012 (dollars in millions):

	For the Years Ended December 31,
	2013	2012	Difference	% Change
Net sales	$1,583.2	$1,375.8	$207.4	15.1%
Profit	$180.1	$102.9	$77.2	75.0%
% of net sales	11.4%	7.5%

Residential Heating & Cooling net sales increased 15% in 2013 compared to 2012 driven by strong volume increases and favorable price and mix. Sales volume increases contributed 13% and were attributable to industry growth in new construction and replacement markets and market share gains. Benefits of price increases and favorable product mix contributed 2%.

Segment profit in 2013 increased $77 million due to $57 million in higher sales volumes, $18 million from favorable price and mix, $33 million in commodity and non-commodity material cost savings and $3 million in favorable other product costs due primarily to factory efficiencies. Partially offsetting these increases were $13 million in higher SG&A costs due primarily to higher advertising and employee compensation costs, $17 million of higher distribution expenses due to continued investment in distribution initiatives and $4 million in adjustments to the product warranty accrual.

Commercial Heating & Cooling

The following table presents our Commercial Heating & Cooling segment's net sales and profit for 2013 and 2012 (dollars in millions):

	For the Years Ended December 31,
	2013	2012	Difference	% Change
Net sales	$844.4	$785.4	$59.0	7.5%
Profit	$118.1	$99.5	$18.6	18.7%
% of net sales	14.0%	12.7%

Commercial Heating & Cooling net sales increased 8% in 2013 compared to 2012 driven by higher volumes. The drivers of the volume increases were market share gains and industry growth in the North American markets. Also, foreign currency exchange rates had a favorable impact of less than 1%.

Segment profit in 2013 increased $19 million compared to 2012 due to increases of $19 million from higher volumes, $11 million for favorable commodity and non-commodity material costs and $4 million for favorable price and mix. Partially offsetting these increases were $4 million of higher distribution expenses due to continued investment in distribution initiatives, $6 million of higher SG&A expenses and $5 million of increases primarily to investments in our commercial services network.

Refrigeration

The following table presents our Refrigeration segment's net sales and profit for 2013 and 2012 (dollars in millions):

	For the Years Ended December 31,
	2013	2012	Difference	% Change
Net sales	$771.5	$788.2	$(16.7)	(2.1)%
Profit	$90.2	$81.9	$8.3	10.1%
% of net sales	11.7%	10.4%

Refrigeration net sales were down 2% in 2013 compared to 2012 due to volume declines and unfavorable foreign currency exchange rates, partially offset by growth in Australia. Volumes declined 2% primarily because of weakness in the North America grocery markets. Also, foreign currency exchange rates had a 1% unfavorable impact over the comparable period. These declines were partially offset by growth of 1% related to the Australia wholesale refrigerant business.

Segment profit for 2013 increased $8 million over 2012, with increases of $14 million from growth in the Australia wholesale refrigerant business which benefited from one-time purchases of lower cost inventory and from investments in related operations, increases of $10 million from favorable price and mix and increases of $11 million from favorable commodity and non-commodity material costs. Partially offsetting these increases were $13 million of higher SG&A expenses primarily related to investments in cost savings initiatives and increases in employee compensation, $11 million of volume-related declines, approximately $2 million from unfavorable foreign currency exchange rates and $1 million of higher distribution costs.

Corporate and Other

Corporate and other expenses increased $28 million in 2013 to $88 million from $60 million in 2012 driven primarily by an increase in incentive compensation due to improved operating results in 2013.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011 - Consolidated Results

Net Sales

Net sales increased 4% in 2012 compared to 2011, or increased 5% excluding a 1% unfavorable impact from changes in foreign currency exchange rates. Sales volume was up 5% and price and mix were flat from the comparable period. The increase in volume was driven by our Residential Heating & Cooling and Commercial Heating & Cooling segments capturing additional replacement and new construction business. Increases in price and mix at our Commercial Heating & Cooling and Refrigeration segments were largely offset by a decrease in price and mix at our Residential Heating & Cooling segments.

Gross Profit

Gross profit margins improved 90 basis points to 24.5% in 2012 from 23.6% in 2011. Improved volume, price and mix contributed 50 basis points to profit margin and improved commodity and non-commodity material costs contributed a collective 90 basis points over 2011. Partially offsetting these increases were 50 basis points of higher freight and distribution costs.

Selling, General and Administrative Expenses

SG&A expenses increased by $30 million in 2012 compared to 2011, and as a percentage of net sales, SG&A expenses increased 40 basis points from 16.8% in 2011 to 17.2% in 2012. The increase in SG&A expenses was principally due to higher incentive compensation due to improved operating results in 2012.

Losses and Other Expenses, Net

Losses and other expenses, net for 2012 and 2011 included the following (in millions):

	For the Years Ended December 31,
	2012	2011
Realized losses (gains) on settled futures contracts	$1.5	$(0.1)
Foreign currency exchange losses	0.8	1.4
Losses (gains) on disposal of fixed assets	0.4	(0.8)
Net change in unrealized losses (gains) on unsettled futures contracts	(2.2)	3.8
Acquisition expenses	0.1	1.0
Special legal contingency charges	1.2	—
Other items, net	0.7	0.4
Losses and other expenses, net	$2.5	$5.7

The change in realized gains and losses on settled futures contracts in 2012 was attributable to decreases in commodity prices relative to our futures contract prices. Conversely, the change in unrealized gains on unsettled futures contracts was primarily due to higher commodity prices relative to the futures contract prices. For more information on our derivatives, see Note 8 in the Notes to the Consolidated Financial Statements. The special legal contingency charges in 2012 related primarily to ongoing patent litigation. See Note 10 in the Notes to the Consolidated Financial Statements for more information on this litigation.

Restructuring Charges

Restructuring charges were $4 million in 2012 compared to $13 million in 2011. We did not initiate any significant new projects in 2012 and the charges during the year related primarily to our Regional Distribution Network project. The restructuring charges in 2011 were primarily from corporate restructuring charges that included the termination of our corporate airplane lease, closure of our aviation department, and reorganization of certain support functions. Refer to Note 16 in the Notes to the Consolidated Financial Statements for more information on our restructuring activities.

Income from Equity Method Investments

Investments over which we do not exercise control but have significant influence are accounted for using the equity method of accounting. Income from equity method investments increased slightly to $11 million in 2012 compared to $10 million in 2011 primarily due to improved operational performance from our joint ventures.

Interest Expense, net

Net interest expense of $17 million in 2012 was flat compared to 2011. Similarly, our weighted average interest rates and weighted average borrowings were relatively flat.

Income Taxes

The income tax provision was $67 million in 2012 compared to $56 million in 2011 and the effective tax rate was 33.1% for 2012 compared to 33.4% for 2011. Our effective rates differ from the statutory federal rate of 35% for certain items, including tax credits, state and local taxes, non-deductible expenses, foreign taxes at rates other than 35% and other permanent tax differences.

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

Segment profit in 2012 increased $4 million over 2011, with increases of $14 million from growth in our distribution business in Australia and overall favorable price and mix, and increases of approximately $5 million in material and other cost savings. Partially offsetting these increases were volume declines of $4 million, higher freight and distribution costs of $2 million, and higher SG&A expenses of $9 million due primarily to higher incentive compensation.

Corporate and Other

Corporate and other expenses increased $5 million to $60 million in 2012 from $55 million in 2011. The increase was driven by a $12 million increase in incentive compensation due to improved overall operating results that was partially offset by a $7 million reduction in self-insurance costs.

Accounting for Futures Contracts

Realized gains and losses on settled futures contracts are a component of segment profit (loss). Unrealized gains and losses on unsettled futures contracts are excluded from segment profit (loss) as they are subject to changes in fair value until their settlement date. Both realized and unrealized gains and losses on futures contracts are a component of Losses and other expenses, net in the accompanying Consolidated Statements of Operations. See Note 8 of the Notes to Consolidated Financial Statements for more information on our derivatives and Note 19 of the Notes to the Consolidated Financial Statements for more information on our segments and for a reconciliation of segment profit to net income.

Liquidity and Capital Resources

Our working capital and capital expenditure requirements are generally met through internally generated funds, bank lines of credit and an asset securitization arrangement. Working capital needs are generally greater in the first and second quarters due to the seasonal nature of our business cycle.

Statement of Cash Flows

The following table summarizes our cash flow activity for the years ended 2013, 2012 and 2011 (in millions):

	2013	2012	2011
Net cash provided by operating activities	$210.3	$221.4	$76.2
Net cash used in investing activities	(67.3)	(40.4)	(177.8)
Net cash used in financing activities	(150.2)	(180.1)	(11.9)

Net Cash Provided by Operating Activities - Net cash provided by operating activities decreased $11 million to $210 million in 2013 compared to $221 million in 2012. This decrease was primarily attributable to an increase in working capital requirements, partially offset by higher net income. The majority of the increase in working capital in 2013 was related to higher accounts and notes receivable due to sales growth, higher inventory levels due to planned sales growth in 2014 and a decrease in accounts payable due to the timing of payments. Also, contributions to pension plans were $10 million in 2013 compared to $29 million in 2012.

Net Cash Used in Investing Activities - Capital expenditures were $78 million, $50 million and $41 million in 2013, 2012 and 2011, respectively. Capital expenditures in 2013 were primarily related to an expansion of manufacturing capacity for our Residential Heating & Cooling segment, investments in the operations of the Australia wholesale refrigerant business, investments in our North America distribution networks and other investments in systems and software to support the overall enterprise.

Net cash used in investing activities for 2013 also included $9 million in net proceeds from the sale of the Service Experts business. Net cash used in investing activities for 2012 included $10 million in net proceeds from the sale of the Hearth business. Net cash used in investing activities for 2011 included $143 million used for the acquisition of the Kysor/Warren business and $4 million used for the acquisition of a services business in our Commercial Heating & Cooling segment.

Net Cash Used in Financing Activities - Net cash used in financing activities declined to $150 million in 2013 from $180 million in 2012 primarily due to an increase in net borrowings and fewer dividend payments, partially offset by increased share repurchases. Net borrowings increased by $14 million in 2013 primarily to support the working capital increase and we made $14 million less in dividend payments in 2013 due to timing of the payments. We also used $125 million in 2013 to acquire 1.7 million shares of stock under our share repurchase plans compared to purchases of $50 million for 1.1 million shares in 2012.

Debt Position

The following table details our lines of credit and financing arrangements as of December 31, 2013 (in millions):

	Maximum Capacity	Outstanding Borrowings	Available for Future Borrowings
Short-Term Debt:
Foreign Obligations	$29.7	$5.9	$23.8
Asset Securitization Program (1)	160.0	160.0	—
Total short-term debt	189.7	165.9	23.8
Current Maturities:
Capital lease obligations	1.3	1.3	—
Long-Term Debt:
Capital lease obligations	16.2	16.2	—
Domestic revolving credit facility (2)	650.0	17.0	599.5
Senior unsecured notes	200.0	200.0	—
Total long-term debt	866.2	233.2	599.5
Total debt	$1,057.2	$400.4	$623.3

(1)
In November 2013, we amended the Asset Securitization Program ("ASP"), extending its term to November 14, 2014 and increasing the maximum securitization amount from $160.0 million to a range of $160.0 million to $220.0 million, depending on the period. The maximum capacity of the ASP is the lesser of the maximum securitization amount or 100% of the net pool balance less reserves, as defined under the ASP.

(2)
The available future borrowings on our domestic revolving credit facility are reduced by $33.5 million in outstanding standby letters of credit. We had an additional $26.0 million in standby letters of credit with other banks.

Financial Leverage

We periodically review our capital structure, including our primary bank facility, to ensure the appropriate levels of liquidity and leverage and to take advantage of favorable interest rate environments or other market conditions. We consider various other financing alternatives and may, from time to time, access the capital markets.

As of December 31, 2013, our senior credit ratings were Baa3 with a stable outlook, and BBB- with a stable outlook, by Moody's Investors Service, Inc. ("Moody's") and Standard & Poor's Rating Group ("S&P"), respectively. Obligations rated Baa3 by Moody's and BBB- by S&P are both judged to be lowest investment grade and subject to moderate credit risk and may possess certain speculative characteristics. The security ratings are not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating. Our goal is to retain investment grade ratings from Moody's and S&P to ensure the capital markets remain available to us.

Our debt-to-total-capital ratio increased to 45.2% at December 31, 2013 compared to 43.7% at December 31, 2012. The increase in the ratio in 2013 is primarily due to the increase in our net borrowings, as noted above. We evaluate our debt-to-capital ratio as well as our debt-to-EBITDA ratio in order to determine the appropriate targets for share repurchases under our share repurchase programs.

Liquidity

We believe our cash of $38 million, future cash generated from operations and available future borrowings are sufficient to fund our operations, planned capital expenditures, future contractual obligations, share repurchases, anticipated dividends and other needs in the foreseeable future. Included in our cash and cash equivalents of $38 million as of December 31, 2013 was $26 million of cash held in foreign locations. Our cash held in foreign locations is used for investing and operating activities in those locations, and we currently do not have the need or intent to repatriate those funds to the United States. If we were to repatriate this cash, we would be required to accrue and to pay taxes in the United States for the amounts that were repatriated.

As noted above, we made $10 million in contributions to pension plans in 2013. We also made a $10 million contribution to our U.S. defined benefit plan in January 2014 and are not required to make any additional contributions to this plan for the remainder of 2014.

On May 15, 2013, our Board of Directors approved a 20% increase in our quarterly dividend on common stock from $0.20 to $0.24 per share effective with the July 2013 dividend payment. Dividend payments were $34 million in 2013 compared to $48 million in 2012, with the decrease due primarily to the timing of payments of declared dividends. Four quarterly dividends were declared in both 2012 and 2013, whereas five quarterly dividends were paid in 2012 compared to three payments in 2013.

We also continued to increase shareholder value through our share repurchase programs. In 2013, we returned $125 million to our investors through share repurchases with another $246 million of repurchases still available under the programs. We are planning $150 million in share repurchases in 2014 under the existing share repurchase programs.

Financial Covenants related to our Debt

Our revolving credit facility is guaranteed by certain of our subsidiaries and contains financial covenants relating to leverage and interest coverage. Other covenants contained in the revolving credit facility restrict, among other things, certain mergers, asset dispositions, guarantees, debt, liens, and affiliate transactions. The financial covenants require us to maintain a defined Consolidated Indebtedness to Adjusted EBITDA Ratio and a Cash Flow (defined as EBITDA minus capital expenditures) to Net Interest Expense Ratio. The required ratios under our revolving credit facility are detailed below:

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

Each of our major debt agreements contains provisions by which a default under one agreement causes a default in the others (a cross default). If a cross default under the revolving credit facility, our senior unsecured notes, the Lake Park Renewal, or our ASP were to occur, it could have a wider impact on our liquidity than might otherwise occur from a default of a single debt instrument or lease commitment.

If any event of default occurs and is continuing, lenders with a majority of the aggregate commitments may require the administrative agent to terminate our right to borrow under our revolving credit facility and accelerate amounts due under our revolving credit facility (except for a bankruptcy event of default, in which case such amounts will automatically become due and payable and the lenders' commitments will automatically terminate).

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

As of December 31, 2013, we were in compliance with all covenant requirements.

Leasing Commitments

On March 22, 2013, we entered into an agreement with a financial institution to renew the lease of our corporate headquarters in Richardson, Texas for a term of approximately six years through March 1, 2019 (the "Lake Park Renewal"). The agreement provides for financial covenants consistent with our credit agreement and we were in compliance with those covenants as of December 31, 2013. The lease is classified as an operating lease and we expect to realize annualized savings of approximately $2 million in net rent costs from this renewal compared to our previous leasing arrangement.

In 2008, we expanded our Tifton, Georgia manufacturing facility using the proceeds from Industrial Development Bonds (“IDBs”). We entered into a lease agreement with the owner of the property and the issuer of the IDBs, and through our lease payments fund the interest payments to investors in the IDBs. We also guaranteed the repayment of the IDBs and entered into letters of credit totaling $14.5 million to fund a potential repurchase of the IDBs in the event investors exercised their right to tender the IDBs to the Trustee. As of December 31, 2013 and 2012, we had a long-term capital lease obligation of $14.2 million related to these transactions.

Refer to Note 10 in the Notes to the Consolidated Financial Statements for more details on our leasing commitments.

Off Balance Sheet Arrangements

In addition to the credit facilities, promissory notes and leasing commitments described above, we also lease real estate and machinery and equipment pursuant to operating leases that are not capitalized on the balance sheet, including high-turnover equipment such as autos and service vehicles and short-lived equipment such as personal computers. Rent expense for these leases was $54 million, $68 million, and $70 million in 2013, 2012, and 2011, respectively. Refer to Notes 10 and 23 of the Notes to the Consolidated Financial Statements for more information on our lease commitments and rent expense, respectively.

Contractual Obligations

Summarized below are our contractual obligations as of December 31, 2013 and their expected impact on our liquidity and cash flows in future periods (in millions):

	Payments Due by Period
	Total	1 Year or Less	1 - 3 Years	3 - 5 Years	More than 5 Years
Total long-term debt obligations (1)	$400.4	$167.2	$18.9	$202.6	$11.7
Estimated interest payments on debt obligations	38.7	13.8	20.2	4.2	0.5
Operating leases	137.4	40.1	52.4	31.8	13.1
Uncertain tax positions (2)	1.6	1.3	0.3	—	—
Purchase obligations (3)	38.1	34.7	3.4	—	—
Total contractual obligations	$616.2	$257.1	$95.2	$238.6	$25.3

(1) Contractual obligations related to capital leases are included as part of long-term debt.
(2) The liability for uncertain tax positions includes interest and penalties.
(3) Purchase obligations consist of aluminum commitments and inventory that is part of our third party logistics programs.

The table above does not include pension, post-retirement benefit and warranty liabilities because it is not certain when these liabilities will be funded. However, we expect to pay approximately $10 million in contributions to our U.S. defined benefit plans in 2014. For additional information regarding our contractual obligations, see Notes 9, 10, and 11 of the Notes to the Consolidated Financial Statements. See Note 12 of the Notes to the Consolidated Financial Statements for more information on our pension and post-retirement benefits obligations.

Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date and requires consideration of our creditworthiness when valuing certain liabilities. Our framework for measuring fair value is based on a three-level hierarchy for fair value measurements.

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

Where available, the fair values were based upon quoted prices in active markets. However, if quoted prices were not available, then the fair values were based upon quoted prices for similar assets or liabilities or independently sourced market parameters, such as credit default swap spreads, yield curves, reported trades, broker/dealer quotes, interest rates and benchmark securities. For assets and liabilities without observable market activity, if any, the fair values were based upon discounted cash flow methodologies incorporating assumptions that, in our judgment, reflect the assumptions a marketplace participant would use. Valuation adjustments to reflect either party's creditworthiness and ability to pay were incorporated into our valuations, where appropriate, as of December 31, 2013 and 2012, the measurement dates.

See Note 20 of the Notes to the Consolidated Financial Statements for more information on the assets and liabilities measured at fair value.

Market Risk

Commodity Price Risk

We enter into commodity futures contracts to stabilize prices expected to be paid for raw materials and parts containing high copper and aluminum content. These contracts are for quantities equal to or less than quantities expected to be consumed in future production. Fluctuations in metal commodity prices impact the value of the futures contracts that we hold. When metal commodity prices rise, the fair value of our futures contracts increases. Conversely, when commodity prices fall, the fair value of our futures contracts decreases. Information about our exposure to metal commodity price market risks and a sensitivity analysis related to our metal commodity hedges is presented below (in millions):

Notional amount (pounds of aluminum and copper)	27.6
Carrying amount and fair value of net liability	$1.0
Change in fair value from 10% change in forward prices	$8.7

Refer to Note 8 of the Notes to the Consolidated Financial Statements for additional information regarding our commodity futures contracts.

Interest Rate Risk

Our results of operations can be affected by changes in interest rates due to variable rates of interest on our debt facilities, cash, cash equivalents and short-term investments. A 10% adverse movement in the levels of interest rates across the entire yield curve would have resulted in an increase to pre-tax interest expense of approximately $0.2 and $0.4 million for the years ended December 31, 2013 and 2012, respectively.

From time to time, we may use an interest rate swap hedging strategy to eliminate the variability of cash flows in a portion of our interest payments. This strategy, when employed, allows us to fix a portion of our interest payments while also taking advantage of historically low interest rates. As of December 31, 2013 and 2012, no interest rate swaps were in effect.

Foreign Currency Exchange Rate Risk

Our results of operations are affected by changes in foreign currency exchange rates. Net sales and expenses in foreign currencies are translated into U.S. dollars for financial reporting purposes based on the average exchange rate for the period. During 2013, 2012 and 2011, net sales from outside the U.S. represented 25.5%, 27.2% and 29.0%, respectively, of our total net sales. For the years ended December 31, 2013 and 2012, foreign currency transaction gains and losses did not have a material impact to our results of operations. A 10% change in foreign exchange rates would have had an estimated $5.0 million and $3.9 million impact to net income for the years ended December 31, 2013 and 2012, respectively.

We seek to mitigate the impact of currency exchange rate movements on certain short-term transactions by periodically entering into foreign currency forward contracts. By entering into forward contracts, we lock in exchange rates that would otherwise cause losses should the U.S. dollar appreciate and gains should the U.S. dollar depreciate. Refer to Note 8 of the Notes to the Consolidated Financial Statements for additional information regarding our foreign currency forward contracts.

Critical Accounting Estimates

A critical accounting estimate is one that requires difficult, subjective or complex estimates and assessments and is fundamental to our results of operations and financial condition. The following are our critical accounting estimates and describe how we develop our judgments, assumptions and estimates about future events and how such policies can impact our financial statements:

•	Product warranties and product-related contingencies;

•	Self-insurance expense;

•	Pension benefits;

•	Derivative accounting; and

•	Goodwill and intangible assets.

This discussion and analysis should be read in conjunction with our Consolidated Financial Statements and related Notes in “Item 8. Financial Statements and Supplementary Data.”

Product Warranties and Product-Related Contingencies

The estimate of our liability for future warranty costs requires us to make assumptions about the amount, timing and nature of future product-related costs. Some of the warranties we issue extend 10 years or more in duration and a relatively small adjustment to an assumption may have a significant impact on our overall liability. We may also incur costs related to our products that may not be covered under our warranties and are not covered by insurance, and, from time to time, we may repair or replace installed products experiencing quality issues in order to satisfy our customers and protect our brand.

We periodically review the assumptions used to determine the liabilities for product warranties and product-related contingencies and we adjust our assumptions based upon factors such as actual failure rates and cost experience. Numerous factors could affect actual failure rates and cost experience, including the amount and timing of new product introductions, changes in manufacturing techniques or locations, components or suppliers used. Should actual costs differ from our estimates, we may be required to adjust the liabilities and to record expense in future periods. See Note 10 in the Notes to the Consolidated Financial Statements for more information on our product warranties and product-related contingencies.

Self-Insurance Expense

We use a combination of third-party insurance and self-insurance plans to provide protection against claims relating to workers' compensation/employers' liability, general liability, product liability, auto liability, auto physical damage and other exposures.

Many of these plans have large deductibles and may also include per occurrence and annual aggregate limits. As a result, we expect to incur costs related to these types of claims in future periods.

The estimates for self-insurance expense and liabilities involve assumptions about the amount, timing and nature of future claim costs. The amounts and timing of payments for future claims may vary depending on numerous factors, including the development and ultimate settlement of reported and unreported claims. We estimate these amounts actuarially based primarily on our historical claims information, as well as industry factors and trends. To the extent actuarial assumptions change and claims experience differ from historical rates, our liabilities may change. The self-insurance liabilities as of December 31, 2013 represent the best estimate of the future payments to be made on reported and unreported losses. See Note 10 in the Notes to the Consolidated Financial Statements for additional information on our self-insurance expense and liabilities.

Pension Benefits

Over the past several years, we have frozen many of our defined benefit pension and profit sharing plans and replaced them with defined contribution plans. We have a liability for the benefits earned under these inactive plans prior to the date the benefits were frozen. We also have several active defined benefit plans that provide benefits based on years of service. In 2013 and 2012, we contributed $10 million and $29 million, respectively, to our pension plans.

We make several assumptions to calculate our liability and the expense for these benefit plans, including the discount rate and expected return on assets. We used an assumed discount rate of 4.88% for pension benefits of our U.S.-based plans as of December 31, 2013. Our assumed discount rates were selected using the yield curve for high-quality corporate bonds, which is dependent upon risk-free interest rates and current credit market conditions. In 2013 and 2012, we utilized an assumed long-term rate of return on assets of 8.00%. These are long-term estimates of equity values and are not dependent on short-term variations of the equity markets. Differences between actual experience and our assumptions are quantified as actuarial gains and losses. These actuarial gains and losses do not immediately impact our earnings as they are deferred in accumulated other comprehensive income (“AOCI”) and are amortized into net periodic benefit cost over the estimated service period.

The assumed long-term rate of return on assets and the discount rate have significant effects on the amounts reported for our defined benefit plans. A 25 basis point decrease in the long-term rate of return on assets or discount rate would have the following effects (in millions):

	25 Basis Point Decrease in Long-Term Rate of Return	25 Basis Point Decrease in Discount Rate
Increase to net periodic benefit cost for U.S. pension plans	$0.6	$0.5
Increase to the pension benefit obligations for U.S. pension plans	n/a	11.0

Should actual results differ from our estimates and assumptions, revisions to the benefit plan liabilities and the related expenses would be required. Refer to Note 12 in the Notes to the Consolidated Financial Statements for more information on our pension benefits.

Derivative Accounting

We use futures contracts and fixed forward contracts to mitigate our exposure to volatility in commodity prices in the ordinary course of business. Fluctuations in metal commodity prices impact the value of the derivative instruments that we hold. When metal commodity prices rise, the fair value of our futures contracts increases and conversely, when commodity prices fall, the fair value of our futures contracts decreases. We are required to prepare and maintain contemporaneous documentation for futures contracts that are formally designated as cash flow hedges. Our failure to comply with the strict documentation requirements could result in the de-designation of cash flow hedges, which may significantly impact our consolidated financial statements. Refer to Note 8 in the Notes to the Consolidated Financial Statements for more information on our derivatives.

Goodwill and Intangible Assets

Goodwill represents the excess of cost over fair value of assets from acquired businesses. Goodwill is not amortized, but is reviewed for impairment annually in the first quarter and whenever events or changes in circumstances indicate the asset may be impaired. The provisions of the accounting standard for goodwill allow us to first assess qualitative factors to determine whether it is necessary to perform a two-step quantitative goodwill impairment test. As part of our qualitative assessment, we monitor economic, legal, regulatory and other factors, industry trends, our market capitalization, recent and forecasted financial performance of our reporting units and the timing and nature of our restructuring activities for LII as a whole and for each reporting unit.

We test goodwill for impairment annually in the first quarter. We assign goodwill to the reporting units that benefit from the synergies of our acquisitions. If we reorganize our management structure, the related goodwill is allocated to the affected reporting units based upon the relative fair values of those reporting units. Assets and liabilities, including deferred income taxes, are generally directly assigned to the reporting units. However, certain assets and liabilities, including intellectual property assets, information technology assets and pension, self-insurance and environmental liabilities, are centrally managed and are not allocated to the segments in the normal course of our financial reporting process, and therefore must be assigned to the reporting units based upon appropriate methods. Reporting units that we test are generally equivalent to our business segments, or in some cases one level below, and are determined based upon a review of the periodic financial information supplied to and reviewed by our Chief Executive Officer (the chief operating decision maker). Operating units are aggregated into reporting units when those operating units share similar economic characteristics. We review our reporting unit structure each year as part of our annual goodwill impairment testing.

We review our indefinite-lived intangible assets for impairment annually in the first quarter and whenever events or changes in circumstances indicate the asset may be impaired. The provisions of the accounting standard for indefinite-lived intangible assets allow us to first assess qualitative factors to determine whether it is necessary to perform a two-step quantitative impairment test. As part of our qualitative assessment, we monitor economic, legal, regulatory and other factors, industry trends, recent and forecasted financial performance of our reporting units and the timing and nature of our restructuring activities for LII as a whole and as they relate to the fair value of the assets.

We also periodically review intangible assets with estimable useful lives for impairment as events or changes in circumstances indicate that the carrying amount of such assets might not be recoverable. We assess recoverability by comparing the estimated expected undiscounted future cash flows identified with each intangible asset or related asset group to the carrying amount of such assets. If the expected future cash flows do not exceed the carrying value of the asset or assets being reviewed, an impairment loss is recognized based on the excess of the carrying amount of the impaired assets over their fair value. In assessing the fair value of these intangible assets, we must make assumptions that a market participant would make regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or the related assumptions change, we may be required to record impairment charges for these assets in the future.

Refer to Note 4 of the Notes to the Consolidated Financial Statements for more information on our goodwill and intangible assets.

Recent Accounting Pronouncements

In July 2012, the FASB updated its guidance on the impairment testing of indefinite-lived intangible assets to allow companies to first assess qualitative factors when determining if it is more likely than not that indefinite-lived intangible assets are impaired. If, as a result of the qualitative assessment, it is determined that it is not more likely than not that the indefinite-lived intangible assets are impaired, then the Company is not required to take further action. This guidance was applicable to our annual impairment tests beginning in the first quarter of 2013.

In February 2013, the FASB updated its guidance related to the presentation of comprehensive income and accumulated other comprehensive income ("AOCI"). The updated guidance requires additional footnote disclosure of items reclassified out of AOCI and into net income as well as the effect of the reclassifications on each affected Statement of Operations line item. This updated guidance was applicable beginning in the first quarter of 2013 on a prospective basis. The required disclosures can be found in Note 13 of the Notes to the Consolidated Financial Statements.

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

Management, including our Chief Executive Officer and Chief Financial Officer, has undertaken an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included an evaluation of the design of the Company's internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management concluded that as of December 31, 2013, the Company's internal control over financial reporting was effective.

KPMG LLP, the independent registered public accounting firm that audited the Company's consolidated financial statements, has issued an audit report including an opinion on the effectiveness of our internal control over financial reporting as of December 31, 2013, a copy of which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Lennox International Inc.:
We have audited the accompanying consolidated balance sheets of Lennox International Inc. and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2013. In connection with our audits of the consolidated financial statements, we have audited Schedule II - Valuation and Qualifying Accounts and Reserves (the Schedule). We also have audited the Company's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Lennox International Inc.'s management is responsible for these consolidated financial statements, the Schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements, the Schedule and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lennox International Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Schedule II - Valuation and Qualifying Accounts and Reserves, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, Lennox International Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Dallas, Texas
February 13, 2014

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In millions, except shares and par values)

	As of December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$38.0	$51.8
Accounts and notes receivable, net of allowances of $9.8 and $9.5 in 2013 and 2012, respectively	408.1	373.4
Inventories, net	378.8	374.8
Deferred income taxes, net	24.5	27.5
Other assets	53.0	61.0
Assets of discontinued operations	—	98.6
Total current assets	902.4	987.1
Property, plant and equipment, net	335.5	298.2
Goodwill	216.8	223.8
Deferred income taxes	88.5	102.8
Other assets, net	83.5	80.0
Total assets	$1,626.7	$1,691.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$165.9	$34.9
Current maturities of long-term debt	1.3	0.7
Accounts payable	283.1	284.7
Accrued expenses	232.1	220.0
Income taxes payable	31.6	4.5
Liabilities of discontinued operations	—	55.2
Total current liabilities	714.0	600.0
Long-term debt	233.2	351.0
Post-retirement benefits, other than pensions	4.6	6.1
Pensions	70.0	134.4
Other liabilities	119.2	102.1
Total liabilities	1,141.0	1,193.6
Commitments and contingencies
Stockholders' equity
Preferred stock, $.01 par value, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 200,000,000 shares authorized, 87,170,197 shares issued	0.9	0.9
Additional paid-in capital	912.7	898.3
Retained earnings	870.5	744.4
Accumulated other comprehensive loss	(61.1)	(22.3)
Treasury stock, at cost, 38,066,794 shares and 36,937,632 shares for 2013 and 2012, respectively	(1,238.1)	(1,124.5)
Noncontrolling interests	0.8	1.5
Total stockholders’ equity	485.7	498.3
Total liabilities and stockholders' equity	$1,626.7	$1,691.9

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In millions, except per share data)

	For the Years Ended December 31,
	2013	2012	2011
Net sales	$3,199.1	$2,949.4	$2,840.9
Cost of goods sold	2,337.9	2,227.1	2,171.0
Gross profit	861.2	722.3	669.9
Operating expenses:
Selling, general and administrative expenses	570.1	507.0	476.9
Losses and other expenses, net	9.3	2.5	5.7
Restructuring charges	5.0	4.2	12.5
Income from equity method investments	(12.2)	(10.5)	(9.6)
Operational income from continuing operations	289.0	219.1	184.4
Interest expense, net	14.5	17.1	16.8
Other expense, net	0.2	0.3	0.3
Income from continuing operations before income taxes	274.3	201.7	167.3
Provision for income taxes	94.4	66.7	55.8
Income from continuing operations	179.9	135.0	111.5
Discontinued operations:
Loss from discontinued operations before income taxes	(13.3)	(64.9)	(36.7)
Benefit from income taxes	(5.2)	(19.9)	(13.5)
Loss from discontinued operations	(8.1)	(45.0)	(23.2)
Net income	$171.8	$90.0	$88.3

Earnings per share – Basic:
Income from continuing operations	$3.61	$2.66	$2.12
Loss from discontinued operations	(0.16)	(0.89)	(0.44)
Net income	$3.45	$1.77	$1.68

Earnings per share – Diluted:
Income from continuing operations	$3.55	$2.63	$2.09
Loss from discontinued operations	(0.16)	(0.88)	(0.44)
Net income	$3.39	$1.75	$1.65

Average shares outstanding:
Basic	49.8	50.7	52.5
Diluted	50.6	51.4	53.4

Cash dividends declared per share	$0.92	$0.76	$0.72

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In millions)

	For the Years Ended December 31,
	2013	2012	2011
Net income	$171.8	$90.0	$88.3
Other comprehensive income (loss):
Foreign currency translation adjustments	(30.7)	14.8	(17.7)
Reclassification of foreign currency translation adjustments into earnings	(41.1)	(3.7)	—
Net change in pension and post-retirement benefit liabilities	56.7	(24.1)	(46.2)
Change in fair value of available-for-sale marketable equity securities	(6.8)	1.9	(8.6)
Net change in fair value of cash flow hedges	(6.8)	5.2	(16.6)
Reclassification of pension and post-retirement benefit losses into earnings	9.5	14.9	8.4
Reclassification of cash flow hedge losses (gains) into earnings	4.2	7.9	(9.6)
Other comprehensive income (loss) before taxes	(15.0)	16.9	(90.3)
Tax (expense) benefit	(23.8)	(2.1)	23.0
Other comprehensive income (loss), net of tax	(38.8)	14.8	(67.3)
Comprehensive income	$133.0	$104.8	$21.0

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2013, 2012 and 2011
(In millions, except per share data)

	Common Stock Issued		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost		Non-controlling Interests	Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance as of December 31, 2010	86.5	$0.9	$863.5	$642.2	$30.2	32.8	$(947.1)	$1.2	$590.9
Net income	—	—	—	88.3	—		—	—	88.3
Dividends, $0.72 per share	—	—	—	(37.6)	—		—	—	(37.6)
Foreign currency translation adjustments	—	—	—	—	(17.7)		—	—	(17.7)
Pension and post-retirement liability changes, net of tax benefit of $13.5	—	—	—	—	(24.3)		—	—	(24.3)
Change in fair value of available-for-sale marketable equity securities	—	—	—	—	(8.6)		—	—	(8.6)
Stock-based compensation expense	—	—	13.7	—	—		—	—	13.7
Change in cash flow hedges, net of tax benefit of $9.5	—	—	—	—	(16.7)		—	—	(16.7)
Common stock issued	0.4	—	2.5	—	—		—	—	2.5
Treasury stock purchases	—	—	—	—	—	3.3	(123.0)	—	(123.0)
Tax benefits of stock-based compensation	—	—	1.5	—	—		—	—	1.5
Balance as of December 31, 2011	86.9	0.9	881.2	692.9	(37.1)	36.1	(1,070.1)	1.2	469.0
Net income	—	—	—	90.0	—		—	—	90.0
Dividends, $0.76 per share	—	—	—	(38.5)	—		—	—	(38.5)
Foreign currency translation adjustments	—	—	—	—	11.1		—	0.3	11.4
Pension and post-retirement liability changes, net of tax benefit of $2.7	—	—	—	—	(6.5)		—	—	(6.5)
Change in fair value of available-for-sale marketable equity securities	—	—	—	—	1.9		—	—	1.9
Stock-based compensation expense	—	—	16.3	—	—		—	—	16.3
Change in cash flow hedges, net of tax expense of $4.8	—	—	—	—	8.3		—	—	8.3
Common stock issued	0.3	—	0.2	—	—		—	—	0.2
Treasury stock purchases	—	—	(2.9)	—	—	0.8	(54.4)	—	(57.3)
Tax benefits of stock-based compensation	—	—	3.5	—	—		—	—	3.5
Balance as of December 31, 2012	87.2	0.9	898.3	744.4	(22.3)	36.9	(1,124.5)	1.5	498.3
Net income	—	—	—	171.8	—	—	—	—	171.8
Dividends, $0.92 per share	—	—	—	(45.7)	—	—	—	—	(45.7)
Foreign currency translation adjustments	—	—	—	—	(71.8)	—	—	(0.2)	(72.0)
Pension and post-retirement liability changes, net of tax expense of $24.7	—	—	—	—	41.5	—	—	—	41.5
Change in fair value of available-for-sale marketable equity securities	—	—	—	—	(6.8)	—	—	—	(6.8)
Stock-based compensation expense	—	—	29.5	—	—	—	—	—	29.5
Change in cash flow hedges, net of tax benefit of $1.0	—	—	—	—	(1.7)	—	—	—	(1.7)
Treasury shares reissued for common stock	—	—	(3.9)	—	—	(0.5)	5.7	—	1.8
Additional investment in subsidiary	—	—	—	—	—	—	—	(0.5)	(0.5)
Treasury stock purchases	—	—	(17.7)	—	—	1.7	(119.3)	—	(137.0)
Tax benefits of stock-based compensation	—	—	6.5	—	—	—	—	—	6.5
Balance as of December 31, 2013	87.2	$0.9	$912.7	$870.5	$(61.1)	38.1	$(1,238.1)	$0.8	$485.7
The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS For the Years Ended December 31, 2013, 2012 and 2011 (In millions)

	2013	2012	2011
Cash flows from operating activities:
Net income	$171.8	$90.0	$88.3
Net loss from discontinued operations	8.1	45.0	23.2
Adjustments to reconcile net income to net cash provided by operating activities:
Income from equity method investments	(12.2)	(10.5)	(9.6)
Dividends from affiliates	10.3	9.3	11.0
Restructuring expenses, net of cash paid	0.1	0.1	(0.4)
Provision for bad debts	3.6	3.9	4.3
Unrealized losses (gains) on derivative contracts	0.3	(1.0)	2.9
Stock-based compensation expense	29.3	15.2	13.7
Depreciation and amortization	58.9	55.4	56.6
Deferred income taxes	3.5	(2.7)	—
Pension costs in excess of (less than) contributions	1.7	(15.1)	(0.1)
Other items, net	4.5	2.1	2.8
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts and notes receivable	(49.0)	13.3	(3.0)
Inventories	(19.5)	(55.8)	(29.6)
Other current assets	(16.3)	(1.5)	1.4
Accounts payable	(10.9)	37.1	(3.9)
Accrued expenses	15.4	35.8	(41.7)
Income taxes payable and receivable	21.9	18.2	(11.4)
Other, net	4.4	(2.2)	(2.2)
Net cash used in discontinued operations	(15.6)	(15.2)	(26.1)
Net cash provided by operating activities	210.3	221.4	76.2
Cash flows from investing activities:
Proceeds from the disposal of property, plant and equipment	2.4	0.1	0.2
Purchases of property, plant and equipment	(78.3)	(50.2)	(41.4)
Net proceeds from sale of businesses	8.6	10.1	0.6
Acquisition of businesses	—	—	(147.7)
Change in restricted cash	—	—	12.2
Net cash used in discontinued operations	—	(0.4)	(1.7)
Net cash used in investing activities	(67.3)	(40.4)	(177.8)
Cash flows from financing activities:
Short-term borrowings, net	2.0	0.2	3.8
Asset securitization borrowings	330.0	645.0	345.0
Asset securitization payments	(200.0)	(615.0)	(345.0)
Long-term debt payments	(1.0)	(1.1)	(0.9)
Borrowings from revolving credit facility	1,425.5	967.0	1,539.5
Payments on revolving credit facility	(1,543.5)	(1,075.0)	(1,396.5)
Payments of deferred financing costs	—	—	(2.2)
Additional investment in subsidiary	(0.5)	—	—
Proceeds from employee stock purchases	1.8	0.8	2.5
Repurchases of common stock	(125.0)	(50.1)	(119.7)
Repurchases of common stock to satisfy employee withholding tax obligations	(12.0)	(7.8)	(3.3)
Excess tax benefits related to share-based payments	6.5	3.5	1.4
Cash dividends paid	(34.0)	(47.6)	(36.5)
Net cash used in financing activities	(150.2)	(180.1)	(11.9)
Increase (decrease) in cash and cash equivalents	(7.2)	0.9	(113.5)
Effect of exchange rates on cash and cash equivalents	(6.6)	5.9	(1.5)
Cash and cash equivalents, beginning of year	51.8	45.0	160.0
Cash and cash equivalents, end of year	$38.0	$51.8	$45.0

Supplementary disclosures of cash flow information:
Cash paid during the year for:
Interest, net	$15.7	$18.2	$17.8
Income taxes (net of refunds)	$56.8	$30.1	$49.5
The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Nature of Operations:

Lennox International Inc., a Delaware corporation, through its subsidiaries (referred to herein as "we," "our," "us," "LII," or the "Company"), is a leading global provider of climate control solutions. We design, manufacture, market and service a broad range of products for the heating, ventilation, air conditioning and refrigeration ("HVACR") markets and sell our products and services through a combination of direct sales, distributors and company-owned parts and supplies stores. We operate in three reportable business segments: Residential Heating & Cooling, Commercial Heating & Cooling, and Refrigeration. See Note 19 for financial information regarding our reportable segments.

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

Accounts and Notes Receivable

Accounts and notes receivable are shown in the accompanying Consolidated Balance Sheets, net of allowance for doubtful accounts. The allowance for doubtful accounts is generally established during the period in which receivables are recognized and is based on the age of the receivables and management's judgment on our ability to collect. Management considers the historical trends of write-offs and recoveries of previously written-off accounts, the financial strength of customers and projected economic and market conditions. We determine the delinquency status of receivables predominantly based on contractual terms and we write-off of uncollectible receivables after management's review of our ability to collect, as noted above. We have no significant concentrations of credit risk within our accounts and notes receivable.

Inventories

Inventory costs include material, labor, depreciation and plant overhead. Inventories of $187.3 million and $176.2 million as of December 31, 2013 and 2012, respectively, were valued at the lower of cost or market using the last-in, first-out (“LIFO”) cost method. The remainder of inventory is valued at the lower of cost or market with cost determined primarily using either the first-in, first-out (“FIFO”) or average cost methods.

We elected to use the LIFO cost method for our domestic manufacturing companies in 1974 and continued to elect the LIFO cost method for new operations through the late 1980s. The types of inventory costs that use LIFO include raw materials, purchased components, work-in-process, repair parts and finished goods. Since the late 1990s, we have adopted the FIFO cost method for all new domestic manufacturing operations (primarily acquisitions). Our operating entities with a previous LIFO election continue to use the LIFO cost method. We use the FIFO cost method for our foreign-based manufacturing facilities. See Note 3 for more information on our inventories.

Property, Plant and Equipment

Property, plant and equipment is stated at cost, net of accumulated depreciation. Expenditures that increase the utility or extend the useful lives of fixed assets are capitalized while expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the following estimated useful lives:

Buildings and improvements:
Buildings and improvements	10 to 30 years
Leasehold improvements	2 to 20 years
Machinery and equipment:
Computer hardware	3 to 5 years
Computer software	3 to 10 years
Factory machinery and equipment	3 to 15 years
Research and development equipment	3 to 15 years
Vehicles	3 to 10 years

We periodically review long-lived assets for impairment as events or changes in circumstances indicate that the carrying amount of such assets might not be recoverable. To assess recoverability, we compare the estimated expected future undiscounted cash flows identified with each long-lived asset or related asset group to the carrying amount of such assets. If the expected future cash flows do not exceed the carrying value of the asset or assets being reviewed, an impairment loss is recognized based on the excess of the carrying amount of the impaired assets over their fair value. See Note 5 for additional information on our property, plant and equipment.

Goodwill

Goodwill represents the excess of cost over fair value of assets from acquired businesses. Goodwill is not amortized, but is reviewed for impairment annually in the first quarter and whenever events or changes in circumstances indicate the asset may be impaired. The provisions of the accounting standard for goodwill allow us to first assess qualitative factors to determine whether it is necessary to perform a two-step quantitative goodwill impairment test. As part of our qualitative assessment, we monitor economic, legal, regulatory and other factors, industry trends, our market capitalization, recent and forecasted financial performance of our reporting units and the timing and nature of our restructuring activities for LII as a whole and for each reporting unit. See Note 4 for additional information on our goodwill.

Intangible Assets

We amortize intangible assets and other assets with finite lives over their respective estimated useful lives to their estimated residual values, as follows:

Asset	Useful Life
Deferred financing costs	Effective interest method
Customer relationships	Straight-line method up to 12 years
Patents and others	Straight-line method up to 20 years

We periodically review intangible assets with estimable useful lives for impairment as events or changes in circumstances indicate that the carrying amount of such assets might not be recoverable. We assess recoverability by comparing the estimated expected undiscounted future cash flows identified with each intangible asset or related asset group to the carrying amount of such assets. If the expected future cash flows do not exceed the carrying value of the asset or assets being reviewed, an impairment loss is recognized based on the excess of the carrying amount of the impaired assets over their fair value. In assessing the fair value of these intangible assets, we must make assumptions that a market participant would make regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or the related assumptions change, we may be required to record impairment charges for these assets in the future.

We review our indefinite-lived intangible assets for impairment annually in the first quarter and whenever events or changes in circumstances indicate the asset may be impaired. The provisions of the accounting standard for indefinite-lived intangible assets allow us to first assess qualitative factors to determine whether it is necessary to perform a two-step quantitative impairment test. As part of our qualitative assessment, we monitor economic, legal, regulatory and other factors, industry trends, recent and forecasted financial performance of our reporting units and the timing and nature of our restructuring activities for LII as a whole and as they relate to the fair value of the assets.

Product Warranties

For some of our heating, ventilation and air conditioning (“HVAC”) products, we provide warranty terms ranging from one to 20 years to customers for certain components such as compressors or heat exchangers. For select products, we also provide limited lifetime warranties. A liability for estimated warranty expense is recorded on the date that revenue is recognized. Our estimates of future warranty costs are determined by product line. The number of units we expect to repair or replace is determined by applying an estimated failure rate, which is generally based on historical experience, to the number of units that were sold and are still under warranty. The estimated units to be repaired under warranty are multiplied by the average cost to repair or replace such products to determine the estimated future warranty cost. We do not discount product warranty liabilities as the amounts are not fixed and the timing of future cash payments is neither fixed nor reliably determinable. We also provide for specifically-identified warranty obligations. Estimated future warranty costs are subject to adjustment depending on changes in actual failure rate and cost experience. Subsequent costs incurred for warranty claims serve to reduce the accrued product warranty liability. See Note 10 for more information on our estimated future warranty costs.

Pensions and Post-retirement Benefits

We provide pension and post-retirement medical benefits to eligible domestic and foreign employees and we recognize pension and post-retirement benefit costs over the estimated service life or average life expectancy of those employees. We also recognize the funded status of our benefit plans, as measured at year-end by the difference between plan assets at fair value and the benefit obligation, in the Consolidated Balance Sheets. Changes in the funded status are recognized in the year in which the changes occur through accumulated other comprehensive income (“AOCI”). Actuarial gains or losses are amortized into net period benefit cost over the estimated service life of covered employees or average life expectancy of participants depending on the plan.

The benefit plan assets and liabilities reflect assumptions about the long-range performance of our benefit plans. Should actual results differ from management's estimates, revisions to the benefit plan assets and liabilities would be required. See Note 12 for information regarding those estimates and additional disclosures on pension and post-retirement medical benefits.

Self-Insurance

Self-insurance expense and liabilities were actuarially determined based primarily on our historical claims information and industry factors and trends. The self-insurance liabilities as of December 31, 2013 represent the best estimate of the future payments to be made on reported and unreported losses for 2013 and prior years. The amounts and timing of payments for claims reserved may vary depending on various factors, including the development and ultimate settlement of reported and unreported claims. To the extent actuarial assumptions change and claims experience rates differ from historical rates, our liabilities may change. See Note 10 for additional information on our self-insured risks and liabilities.

Derivatives

We use futures contracts and fixed forward contracts to mitigate our exposure to volatility in metal commodity prices and foreign exchange rates. We hedge only exposures in the ordinary course of business and do not hold or trade derivatives for profit. All derivatives are recognized in the Consolidated Balance Sheets at fair value and the classification of each derivative instrument is based upon whether the maturity of the instrument is less than or greater than 12 months. See Note 8 for more information on our derivatives.

Income Taxes

We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. Unrecognized tax benefits are accounted for as required by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740. See Note 9 for more information related to income taxes.

Revenue Recognition

Our revenue recognition practices for the sale of goods depend upon the shipping terms for each transaction. Shipping terms are primarily FOB Shipping Point and, therefore, revenue is recognized for these transactions when products are shipped to customers and title passes. Certain customers in our smaller operations, primarily outside of North America, have shipping terms where title and risk of ownership do not transfer until the product is delivered to the customer. For these transactions, revenue is recognized on the date that the product is received and accepted by such customers. We experience returns for miscellaneous reasons and record a reserve for these returns based on historical experience at the time we recognize revenue. Our historical rates of return are insignificant as a percentage of sales. We also recognize revenue net of sales taxes.

For our businesses that provide services, revenue is recognized at the time services are completed. Our Commercial Heating & Cooling segment also provides sales, installation, maintenance and repair services under fixed-price contracts. Revenue for these services is recognized over the life of the contract.

We engage in cooperative advertising, customer rebate, cash discount and other miscellaneous programs that result in payments or credits being issued to our customers. We record these customer discounts and incentives as a reduction of sales when the sales are recorded. For certain cooperative advertising programs, we also receive an identifiable benefit (goods or services) in exchange for the consideration given, and, accordingly, record a ratable portion of the expenditure to Selling, General and Administrative (“SG&A”) Expenses. All other advertising, promotions and marketing costs are expensed as incurred. See Note 23 for more information on these costs.

Cost of Goods Sold

The principal elements of cost of goods sold are components, raw materials, factory overhead, labor, estimated costs of warranty expense and freight and distribution costs.

Selling, General and Administrative Expenses

SG&A expenses include payroll and benefit costs, advertising, commissions, research and development, information technology costs, and other selling, general and administrative related costs such as insurance, travel, non-production depreciation and rent.

Stock-Based Compensation

We recognize compensation expense for stock-based arrangements over the required employee service periods. We measure stock-based compensation costs on the estimated grant-date fair value of the stock-based awards that are expected to ultimately vest and we adjust expected vesting rates to actual rates as additional information becomes known. For stock-based arrangements with performance conditions, we periodically adjust performance achievement rates based on our best estimates of those rates at the end of the performance period. See Note 14 for more information.

Translation of Foreign Currencies

All assets and liabilities of foreign subsidiaries and joint ventures are translated into U.S. dollars using rates of exchange in effect at the balance sheet date. Revenue and expenses are translated at weighted average exchange rates during the year. Unrealized translation gains and losses are included in AOCI in the accompanying Consolidated Balance Sheets. Transaction gains and losses are included in Losses and other expenses, net in the accompanying Consolidated Statements of Operations.

Use of Estimates

The preparation of financial statements requires us to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenue and expenses. Such estimates include the valuation of accounts receivable, inventories, goodwill, intangible assets and other long-lived assets, contingencies, guarantee obligations, indemnifications, and assumptions used in the calculation of income taxes, pension and post-retirement medical benefits, and stock-based compensation among others. These estimates and assumptions are based on our best estimates and judgment.

We evaluate these estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. We believe these estimates and assumptions to be reasonable under the circumstances and will adjust such estimates and assumptions when facts and circumstances dictate. Volatile equity, foreign currency and commodity markets and uncertain future economic conditions combine to increase the uncertainty inherent in such estimates and assumptions. Future events and their effects cannot be determined with precision and actual results could differ significantly from these estimates. Changes in these estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

Reclassifications

Certain amounts have been reclassified from the prior year presentation to conform to the current year presentation.

3. Inventories:

The components of inventories are as follows (in millions):

	As of December 31,
	2013	2012
Finished goods	$251.4	$258.0
Work in process	11.8	12.0
Raw materials and parts	188.9	180.1
Total	452.1	450.1
Excess of current cost over last-in, first-out cost	(73.3)	(75.3)
Total inventories, net	$378.8	$374.8

The Company recorded pre-tax income of $0.3 million and $0.1 million in 2013 and 2011, respectively, and pre-tax loss of $0.1 million in 2012 from LIFO inventory liquidations.

4. Goodwill and Intangible Assets:
Goodwill
The changes in the carrying amount of goodwill in 2013 and 2012, in total and by segment, are summarized in the table below (in millions):

Segment:	Balance at December 31, 2011 (2)	Acquisitions / (Dispositions)	Other(1)	Balance at December 31, 2012	Acquisitions / (Dispositions)	Other(1)	Balance at December 31, 2013
Residential Heating & Cooling	$26.1	$—	$—	$26.1	$—	$—	$26.1
Commercial Heating & Cooling	63.5	—	0.3	63.8	—	0.8	64.6
Refrigeration	133.6	—	0.3	133.9	—	(7.8)	126.1
	$223.2	$—	$0.6	$223.8	$—	$(7.0)	$216.8

(1) Other consists of changes in foreign currency translation rates.
(2) The goodwill balances in the table above are presented net of accumulated impairment charges of $16.4 million, all of which relate to impairments in periods prior to 2011.

We performed our annual impairment test of goodwill for 2013 and determined that it was not more likely than not the fair values of our reporting units, individually or collectively, were less than their carrying values based on a qualitative review of impairment indicators. Accordingly, a quantitative impairment analysis was not performed and no impairments were recognized as part of the annual test. No other indicators of impairment were identified from the date of our annual impairment test through December 31, 2013. Also, we did not record any goodwill impairments related to continuing operations in 2011 or 2012. Refer to Note 17 for information on goodwill related to discontinued operations.

Intangible Assets

As of December 31, 2013 and 2012, there were $9.4 million of indefinite-lived intangible assets recorded in Other assets, net in the accompanying Consolidated Balance Sheets. These intangible assets consisted primarily of trademarks and are not subject to amortization.

Identifiable intangible and other assets subject to amortization were recorded in Other assets, net in the accompanying Consolidated Balance Sheets and were comprised of the following (in millions):

	As of December 31,
	2013			2012
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Deferred financing costs	$5.0	$(2.3)	$2.7	$5.0	$(1.5)	$3.5
Customer relationships	42.6	(20.6)	22.0	42.6	(18.2)	24.4
Patents and others	8.5	(7.3)	1.2	8.1	(6.6)	1.5
Total	$56.1	$(30.2)	$25.9	$55.7	$(26.3)	$29.4

Amortization expense related to these intangible and other assets was as follows (in millions):

	For the Years Ended December 31,
	2013	2012	2011
Amortization expense	$3.9	$3.8	$4.7

Estimated amortization expense for the next five years and thereafter is as follows (in millions):

Estimated Future Amortization Expense:
2014	$3.7
2015	3.5
2016	3.4
2017	2.8
2018	2.7
Thereafter	9.8

We did not have any impairments of intangible assets related to continuing operations in 2013 or 2012. See Note 17 for information on impairments of intangible assets related to discontinued operations.

5. Property, Plant and Equipment:

Components of Property, plant and equipment, net were as follows (in millions):

	As of December 31,
	2013	2012
Land	$39.5	$29.4
Buildings and improvements	212.6	208.6
Machinery and equipment	649.1	612.9
Construction in progress and equipment not yet in service	51.6	32.1
Total	952.8	883.0
Less accumulated depreciation	(617.3)	(584.8)
Property, plant and equipment, net	$335.5	$298.2

Property, plant and equipment, net includes capital lease assets comprised of buildings, improvements, machinery and equipment totaling $15.6 million and $14.4 million, net of accumulated depreciation of $9.6 million and $8.9 million as of December 31, 2013 and 2012, respectively.

No impairment charges were recorded in 2013 or 2012. We recorded $0.2 million of impairment charges for machinery and equipment assets no longer in use for the year ended December 31, 2011.

6. Joint Ventures and Other Equity Investments:

We participate in two joint ventures, the largest located in the U.S. and the other in Mexico, that are engaged in the manufacture and sale of compressors, unit coolers and condensing units. We exert significant influence over these affiliates based upon our respective 25% and 50% ownerships, but do not control them due to venture partner participation. Accordingly, these joint ventures have been accounted for under the equity method and their financial position and results of operations are not consolidated.

The combined balance of equity method investments included in Other assets, net totaled (in millions):

	As of December 31,
	2013	2012
Equity method investments	$28.0	$26.4

We purchase compressors from our U.S. joint venture for use in certain of our products. The amounts of purchases included in Cost of goods sold in the Consolidated Statements of Operations were as follows (in millions):

	For the Years Ended December 31,
	2013	2012	2011
Purchases of compressors from joint venture	$96.7	$90.4	$80.2

7. Accrued Expenses:

The significant components of Accrued expenses are presented below (in millions):

	As of December 31,
	2013	2012
Accrued compensation and benefits	$85.7	$77.8
Self insurance reserves	13.4	17.6
Deferred income	9.8	16.0
Accrued warranties	28.7	25.1
Accrued product quality issues	4.7	6.7
Accrued rebates and promotions	37.0	35.8
Derivative contracts	1.5	0.1
Other	51.3	40.9
Total Accrued expenses	$232.1	$220.0

8. Derivatives:

Objectives and Strategies for Using Derivative Instruments

Commodity Price Risk. We utilize a cash flow hedging program to mitigate our exposure to volatility in the prices of metal commodities used in our production processes. Our hedging program includes the use of futures contracts to lock in prices, and as a result, we are subject to derivative losses should the metal commodity prices decrease and gains should the prices increase. We utilize a dollar cost averaging strategy so that a higher percentage of commodity price exposures are hedged near-term with lower percentages hedged at future dates. This strategy allows for protection against near-term price volatility while allowing us to adjust to market price movements over time.

Interest Rate Risk. A portion of our debt bears interest at variable interest rates, and as a result, we are subject to variability in the cash paid for interest. To mitigate a portion of that risk, we may choose to engage in an interest rate swap hedging strategy to eliminate the variability of interest payment cash flows. Prior to 2013, we used an interest rate swap hedge to fix the interest payments associated with the first $100 million of the total variable-rate debt outstanding under our revolving credit facility tied to changes in the benchmark interest rate. The variable portion of the interest rate swap was tied to the 1-Month LIBOR (the benchmark interest rate). On a monthly basis, the interest rates for both the interest rate swap and the underlying debt were reset, the swap was settled with the counterparty, and the interest was paid. The interest rate swap was classified as a cash flow hedge and it expired on October 12, 2012. Subsequently, we have not hedged against interest rate risk.

Foreign Currency Risk. Foreign currency exchange rate movements create a degree of risk by affecting the U.S. dollar value of assets and liabilities arising in foreign currencies. We seek to mitigate the impact of currency exchange rate movements on certain short-term transactions by periodically entering into foreign currency forward contracts. These forward contracts are not designated as hedges and generally expire during the quarter that we enter into them. By entering into forward contracts, we lock in exchange rates that would otherwise cause losses should the U.S. dollar appreciate and gains should the U.S. dollar depreciate.

Cash Flow Hedges

We have commodity futures contracts designated as cash flows hedges that are scheduled to mature through June 2015. Unrealized gains or losses from our cash flow hedges are included in accumulated other comprehensive income (“AOCI”) and are expected to be reclassified into earnings within the next 18 months based on the prices of the commodities at the settlement dates. We recorded the following amounts related to our cash flow hedges in AOCI (in millions):

	As of December 31,
	2013	2012
Unrealized losses (gains) on unsettled contracts	$0.8	$(1.8)
Income tax expense (benefit)	(0.2)	0.7
Losses (gains) included in AOCI, net of tax (1)	$0.6	$(1.1)

(1) Assuming commodity prices remain constant, we expect to reclassify $0.7 million of derivative losses into earnings within the next 12 months.

We had the following outstanding commodity futures contracts designated as cash flow hedges (in millions of pounds):

	As of December 31,
	2013	2012
Copper	22.9	22.8

Derivatives not Designated as Cash Flow Hedges

For commodity derivatives not designated as cash flow hedges, we follow the same hedging strategy as derivatives designated as cash flow hedges, except that we elect not to designate them as cash flow hedges at the inception of the arrangement. We had the following outstanding commodity futures contracts not designated as cash flow hedges (in millions of pounds):

	As of December 31,
	2013	2012
Copper	2.0	2.1
Aluminum	2.7	2.8
We had the following outstanding foreign currency forward contracts not designated as cash flow hedges (in millions):

	As of December 31,
	2013	2012
Notional amounts (in local currency):
Brazilian Real	1.2	10.8
Mexican Peso	130.0	220.2
Euro	—	1.3
British Pound	3.4	5.4
Indian Rupee	28.0	19.5
Polish Zloty	32.6	12.4

Information About the Locations and Amounts of Derivative Instruments

The following tables provide the locations and amounts of derivative fair values in the Consolidated Balance Sheets and derivative gains and losses in the Consolidated Statements of Operations (in millions):

	Fair Values of Derivative Instruments as of December 31 (1)
	Derivatives Designated as Hedging Instruments		Derivatives Not Designated as Hedging Instruments
	2013	2012	2013	2012
Current Assets:
Other assets
Commodity futures contracts	$0.1	$1.6	$—	$0.2
Foreign currency forward contracts	—	—	0.1	0.1
Non-Current Assets:
Other assets, net
Commodity futures contracts	0.3	0.3	—	—
Total Assets	$0.4	$1.9	$0.1	$0.3
Current Liabilities:
Accrued expenses
Commodity futures contracts	$1.2	$—	$0.3	$—
Foreign currency forward contracts	—	—	—	0.1
Non-Current Liabilities:
Other liabilities
Commodity futures contracts	—	—	—	—
Total Liabilities	$1.2	$—	$0.3	$0.1

(1) All derivative instruments are classified as Level 2 within the fair value hierarchy. See Note 20 for more information on fair value measurements.

Derivatives in Cash Flow Hedging Relationships
	For the Years Ended December 31,
	2013	2012	2011
Amount of Loss (Gain) Reclassified from AOCI into Income (Effective Portion):
Commodity futures contracts (1)	$4.2	$6.0	$(12.1)
Interest rate swap (2)	—	1.9	2.5
	$4.2	$7.9	$(9.6)
Amount of (Gain) Loss Recognized in Income on Derivatives (Ineffective Portion):
Commodity futures contracts (3)	$0.2	$(0.1)	$0.1

Derivatives Not Designated as Hedging Instruments
	For the Years Ended December 31,
	2013	2012	2011
Amount of Loss (Gain) Recognized in Income on Derivatives:
Commodity futures contracts (3)	$1.2	$(0.5)	$3.5
Foreign currency forward contracts (3)	0.1	0.4	0.3
	$1.3	$(0.1)	$3.8

(1) The loss (gain) was recorded in Cost of goods sold in the accompanying Consolidated Statements of Operations.
(2) The loss was recorded in Interest expense, net in the accompanying Consolidated Statements of Operations.
(3) The loss (gain) was recorded in Losses and other expenses, net in the accompanying Consolidated Statements of Operations.

9. Income Taxes:

Our Provision for income taxes from continuing operations consisted of the following (in millions):

	For the Years Ended December 31,
	2013	2012	2011
Current:
Federal	$71.9	$47.5	$41.4
State	8.5	7.3	5.3
Foreign	16.2	13.4	7.3
Total current	96.6	68.2	54.0
Deferred:
Federal	(4.0)	0.7	0.4
State	2.5	(0.2)	(1.0)
Foreign	(0.7)	(2.0)	2.4
Total deferred	(2.2)	(1.5)	1.8
Total provision for income taxes	$94.4	$66.7	$55.8

Income from continuing operations before income taxes was comprised of the following (in millions):

	For the Years Ended December 31,
	2013	2012	2011
Domestic	$231.1	$169.9	$134.9
Foreign	43.2	31.8	32.4
Total	$274.3	$201.7	$167.3

The difference between the income tax provision from continuing operations computed at the statutory federal income tax rate and the financial statement Provision for income taxes is summarized as follows (in millions):

	For the Years Ended December 31,
	2013	2012	2011
Provision at the U.S. statutory rate of 35%	$96.0	$70.6	$58.6
Increase (reduction) in tax expense resulting from:
State income tax, net of federal income tax benefit	7.1	5.9	2.9
Other permanent items	(6.4)	(3.1)	(3.5)
Research tax credit	(0.5)	—	(0.3)
Change in unrecognized tax benefits	0.7	(5.1)	(0.6)
Change in valuation allowance	0.7	2.3	(0.7)
Foreign taxes at rates other than 35% and miscellaneous other	(3.2)	(3.9)	(0.6)
Total provision for income taxes	$94.4	$66.7	$55.8

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

Deferred tax assets (liabilities) were comprised of the following (in millions):

	As of December 31,
	2013	2012
Gross deferred tax assets:
Warranties	$29.3	$26.4
Loss carryforwards (foreign, U.S. and state)	28.2	20.1
Post-retirement and pension benefits	28.3	52.9
Inventory reserves	4.8	8.2
Receivables allowance	5.1	5.0
Compensation liabilities	22.6	17.2
Deferred income	0.9	0.8
Insurance liabilities	18.1	22.9
Legal Reserves	3.9	1.4
State credits, net of federal effect	8.7	1.1
Other	8.3	7.0
Total deferred tax assets	158.2	163.0
Valuation allowance	(21.2)	(10.9)
Total deferred tax assets, net of valuation allowance	137.0	152.1
Gross deferred tax liabilities:
Depreciation	(12.4)	(13.3)
Intangibles	(8.7)	(6.9)
Other	(2.9)	(1.6)
Total deferred tax liabilities	(24.0)	(21.8)
Net deferred tax assets	$113.0	$130.3

As of December 31, 2013 and 2012, we had $5.0 million and $0.7 million in tax-effected state net operating loss carryforwards, respectively, and $21.8 million and $19.4 million in tax-effected foreign net operating loss carryforwards, respectively. The state and foreign net operating loss carryforwards begin expiring in 2014. The deferred tax asset valuation allowance relates primarily to the operating loss carryforwards in various states in the U.S., European and Asian tax jurisdictions. The remainder of the valuation allowance relates to state tax credits which begin to expire in 2014.

In assessing whether a deferred tax asset will be realized, we consider whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. We consider the reversal of existing taxable temporary differences, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, we believe it is more likely than not we will realize the benefits of these deductible differences, net of the existing valuation allowances, as of December 31, 2013.

To realize the net deferred tax asset, we will need to generate future foreign taxable income of approximately $84.5 million during the periods in which those temporary differences become deductible. We do not need to generate additional U.S. federal income as we have sufficient carryback capacity to fully realize the federal deferred tax asset. U.S. taxable income for the years ended December 31, 2013 and 2012 was $194.1 million and $59.3 million, respectively.

No provision was made for income taxes which may become payable upon distribution of our foreign subsidiaries' earnings. It is not practicable to estimate the amount of tax that might be payable because our intent is to permanently reinvest these earnings or to repatriate earnings when it is tax effective to do so.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

Balance as of December 31, 2011	$5.9
Increases related to prior year tax positions	0.8
Decreases related to prior year tax positions	(5.8)
Increases related to current year tax positions	0.1
Balance as of December 31, 2012	1.0
Increases related to prior year tax positions	0.7
Decreases related to prior year tax positions	(0.1)
Increases related to current year tax positions	0.1
Balance as of December 31, 2013	$1.7

Included in the balance of unrecognized tax benefits as of December 31, 2013 are potential benefits of $1.4 million that, if recognized, would affect the effective tax rate on income from continuing operations. As of December 31, 2013, we recognized $0.2 million (net of federal tax benefits) in interest and penalties in income tax expense.

We are currently under examination for our U.S. federal income taxes for 2014 and 2013 and are subject to examination by numerous other taxing authorities in the U.S. and in jurisdictions such as Australia, Belgium, France, Canada, and Germany. We are generally no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by taxing authorities for years before 2008.

Since January 1, 2013, numerous states, including New Mexico, North Carolina, North Dakota, Minnesota, Oregon, Texas and West Virginia enacted legislation effective for tax years beginning on or after January 1, 2013, including changes to rates and apportionment methods. The impact of these changes is immaterial.

On January 2, 2013, the American Taxpayer Relief Act of 2012 was enacted which retroactively reinstated and extended the Federal Research and Development Tax Credit (Federal R&D Tax Credit) from January 1, 2012 to December 31, 2013, in addition to other extenders. As a result, the Company's income tax provision for 2013 includes a tax benefit of $0.2 million that reduced the annual effective income tax rate.

10. Commitments and Contingencies:

Leases

We lease certain real and personal property under non-cancelable operating leases. Some of our lease agreements contain rent escalation clauses (including index-based escalations), rent holidays, capital improvement funding or other lease concessions. We recognize our minimum rental expense on a straight-line basis. We amortize this expense over the term of the lease beginning with the date of initial possession, which is the date we enter the leased space and begin to make improvements in preparation for its intended use.

Future annual minimum lease payments and capital lease commitments as of December 31, 2013 were as follows (in millions):

	Operating Leases	Capital Leases
2014	$40.1	$1.7
2015	29.8	1.4
2016	22.6	0.4
2017	18.1	0.2
2018	13.7	—
Thereafter	13.1	14.5
Total minimum lease payments	$137.4	18.2
Less amount representing interest		0.7
Present value of minimum payments		$17.5

On March 22, 2013, we entered into an agreement with a financial institution to renew the lease of our corporate headquarters in Richardson, Texas for a term of approximately six years through March 1, 2019 (the “Lake Park Renewal”). The leased property consists of an office building of approximately 192,000 square feet, land and related improvements. During the lease term, the Lake Park Renewal requires us to pay base rent in quarterly installments, payable in arrears. At the end of the lease term, we must do one of the following: (i) purchase the property for $41.2 million; (ii) vacate the property and return it in good condition; (iii) arrange for the sale of the leased property to a third party; or (iv) renew the lease under mutually agreeable terms. If we elect to sell the property to a third party and the sales proceeds are less than the lease balance, we must pay any such deficit to the financial institution. Any such deficit payment cannot exceed 86% of the lease balance. The Lake Park Renewal is classified as an operating lease and its future annual minimum lease payments are included in the table above.

Our obligations under the Lake Park Lease are secured by a pledge of our interest in the leased property. The Lake Park Renewal contains customary lease covenants and events of default as well as events of default if (i) indebtedness of $75 million or more is not paid when due, (ii) there is a change of control or (iii) we fail to comply with certain covenants incorporated from our Fourth Amended and Restated Revolving Credit Facility Agreement. We were in compliance with these financial covenants as of December 31, 2013.

Environmental

Environmental laws and regulations in the locations we operate can potentially impose obligations to remediate hazardous substances at our properties, properties formerly owned or operated by us, and facilities to which we have sent or send waste for treatment or disposal. We are aware of contamination at some facilities, however, we do not believe that any future remediation related to those facilities will be material to our results of operations. Total environmental reserves are included in the following captions on the accompanying Consolidated Balance Sheets (in millions):

	As of December 31,
	2013	2012
Accrued expenses	$1.4	$1.4
Other liabilities	3.8	3.7
Total environmental reserves	$5.2	$5.1

Future environmental costs are estimates and may be subject to change due to changes in environmental remediation regulations, technology or site-specific requirements.

Product Warranties and Product Related Contingencies

We incur the risk of liability for claims related to the installation and service of heating and air conditioning products, and we maintain liabilities for those claims that we self-insure. We are involved in various claims and lawsuits related to our products. Our product liability insurance policies have limits that, if exceeded, may result in substantial costs that could have an adverse effect on our results of operations. In addition, warranty claims and certain product liability claims are not covered by our product liability insurance.

Total product warranty liabilities related to continuing operations are included in the following captions on the accompanying Consolidated Balance Sheets (in millions):

	As of December 31,
	2013	2012
Accrued expenses	$28.7	$25.1
Other liabilities	52.9	46.8
Total product warranty liabilities	$81.6	$71.9

The changes in product warranty liabilities related to continuing operations for the years ended December 31, 2013 and 2012 were as follows (in millions):

Total warranty liability as of December 31, 2011	$68.3
Payments made in 2012	(22.4)
Changes resulting from issuance of new warranties	25.1
Changes in estimates associated with pre-existing liabilities	0.6
Changes in foreign currency translation rates and other	0.3
Total warranty liability as of December 31, 2012	$71.9
Payments made in 2013	(21.3)
Changes resulting from issuance of new warranties	29.6
Changes in estimates associated with pre-existing liabilities	1.6
Changes in foreign currency translation rates and other	(0.2)
Total warranty liability as of December 31, 2013	$81.6

We may also incur costs related to our products that may not be covered under our warranties and are not covered by insurance, and, from time to time, we may repair or replace installed products experiencing quality issues in order to satisfy our customers and to protect our brand. We have non-warranty product quality issues we believe resulted from vendor supplied materials, including a heating and cooling product line produced in 2006 and 2007 and a refrigerant product quality issue. The expenses related to these product quality issues were classified in Cost of goods sold in the Consolidated Statements of Operations and the related liabilities are included in Accrued expenses in the Consolidated Balance Sheets. The liabilities for these product quality issues are not included in the above tables related to our estimated warranty liabilities. We may incur additional charges in the future as more information becomes available.

The changes in the accrued product quality issues for the years ended December 31, 2013 and 2012 were as follows (in millions):

Total accrued product quality issues as of December 31, 2011	$7.5
Changes in estimates associated with pre-existing liabilities	2.2
Product quality claims	(3.0)
Total accrued product quality issues as of December 31, 2012	$6.7
Changes in estimates associated with pre-existing liabilities	(0.6)
Product quality claims	(1.4)
Total accrued product quality issues as of December 31, 2013	$4.7

Self Insurance

We use a combination of third-party insurance and self-insurance plans to provide protection against claims relating to workers' compensation/employers' liability, general liability, product liability, auto liability, auto physical damage and other exposures. We use large deductible insurance plans, written through third-party insurance providers, for workers' compensation/employers' liability, general liability, product liability and auto liability. We also carry umbrella or excess liability insurance for all third-party and self-insurance plans, except for directors' and officers' liability, property damage and certain other insurance programs. For directors' and officers' liability, property damage and certain other exposures, we use third-party insurance plans that may include per occurrence and annual aggregate limits. We believe the deductibles and liability limits for all of our insurance policies are appropriate for our business and are adequate for companies of our size in our industry.

We maintain safety and manufacturing programs that are designed to remove risk, improve the effectiveness of our business processes and reduce the likelihood and significance of our various retained and insured risks. In recent years, our actual claims experience has collectively trended favorably and, as a result, both self-insurance expense and the related liability have decreased.

Total self-insurance liabilities were included in the following captions on the accompanying Consolidated Balance Sheets (in millions):

	As of December 31,
	2013	2012
Accrued expenses	$13.4	$17.6
Other liabilities	32.0	39.6
Total self-insurance liabilities	$45.4	$57.2

Litigation

We are involved in a number of claims and lawsuits incident to the operation of our businesses. Insurance coverages are maintained and estimated costs are recorded for such claims and lawsuits, including costs to settle claims and lawsuits, based on experience involving similar matters and specific facts known.

Some of these claims and lawsuits allege personal injury or health problems resulting from exposure to asbestos that was integrated into certain of our products. We have never manufactured asbestos and have not incorporated asbestos-containing components into our products for several decades. A substantial majority of asbestos-related claims have been covered by insurance or other forms of indemnity or have been dismissed without payment. The remainder of our closed cases have been resolved for amounts that are not material, individually or in the aggregate. Our defense costs for asbestos-related claims are generally covered by insurance; however, our insurance coverage for settlements and judgments for asbestos-related claims vary depending on several factors, and are subject to policy limits, so we may have greater financial exposure for future settlements and judgments. For the year ended December 31, 2013, we recorded expense of $6.7 million, net of probable insurance recoveries, for known and future asbestos-related litigation.

We are also involved in patent litigation claims related to products from an acquired business. The Company has indemnification protection, with certain limitations, for these claims. Costs related to this and all other non-asbestos matters were not material to the results of operations for the periods presented.

It is management's opinion that none of these claims or lawsuits or any threatened litigation will have a material adverse effect on our financial condition, results of operations or cash flows. Claims and lawsuits, however, involve uncertainties and it is possible that their eventual outcome could adversely affect our results of operations in a future period.

11. Lines of Credit and Financing Arrangements:

The following tables summarize our outstanding debt obligations and the classification in the accompanying Consolidated Balance Sheets (in millions):

	As of December 31,
	2013	2012
Short-Term Debt:
Asset Securitization Program	$160.0	$30.0
Foreign obligations	5.9	4.9
Total short-term debt	$165.9	$34.9
Current maturities of long-term debt:
Capital lease obligations	$1.3	$0.7
Long-Term Debt:
Capital lease obligations	$16.2	$16.0
Domestic revolving credit facility	17.0	135.0
Senior unsecured notes	200.0	200.0
Total long-term debt	$233.2	$351.0
Total debt	$400.4	$386.6

As of December 31, 2013, the aggregate amounts of required principal payments on total debt were as follows (in millions):

2014	$167.2
2015	1.8
2016	17.1
2017	200.0
2018	2.6
Thereafter	11.7

Short-Term Debt

Foreign Obligations

Through several of our foreign subsidiaries, we have available to us facilities to assist in financing seasonal borrowing needs for our foreign locations. We had $5.9 million and $4.9 million of foreign obligations as of December 31, 2013 and 2012, respectively, that were primarily borrowings under non-committed facilities.

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

In November 2013, we amended the ASP, extending its term to November 14, 2014 and increasing the maximum securitization amount from $160.0 million to a range of $160.0 million to $220.0 million, depending on the period. The maximum capacity under the ASP is the lesser of the maximum securitization amount or 100% of the net pool balance less reserves, as defined by the ASP. Eligibility for securitization is limited based on the amount and quality of the qualifying accounts receivable and is calculated monthly. The eligible amounts available and beneficial interests sold were as follows (in millions):

	As of December 31,
	2013	2012
Eligible amount available under the ASP on qualified accounts receivable	$160.0	$160.0
Beneficial interest sold	160.0	30.0
Remaining amount available	$—	$130.0
We pay certain discount fees to use the ASP and to have the facility available to us. These fees relate to both the used and unused portions of the securitization. The used fee is based on the beneficial interest sold and calculated on either the average LIBOR rate or floating commercial paper rate determined by the purchaser of the beneficial interest, plus a program fee of 0.60%. The average rates as of December 31, 2013 and 2012 were 0.78% and 0.85%, respectively. The unused fee is based on 101% of the maximum available amount less the beneficial interest sold and calculated at a 0.30% fixed rate throughout the term of the agreement. In addition, a 0.05% unused fee is charged on incremental available amounts above $160 million during certain months of the year. We recorded these fees in Interest expense, net in the accompanying Consolidated Statements of Operations.

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

We continue to evaluate their credit ratings and have no reason to believe they will not perform under the ASP. As of December 31, 2013, we were in compliance with all covenant requirements.

Long-Term Debt

Domestic Revolving Credit Facility

Under our $650 million Domestic Revolving Credit Facility, we had outstanding borrowings of $17.0 million as well as $59.5 million committed to standby letters of credit as of December 31, 2013. Subject to covenant limitations, $599.5 million was available for future borrowings. This Domestic Revolving Credit Facility provides for issuance of letters of credit for the full amount of the credit facility and matures in October 2016. Additionally, at our request and subject to certain conditions, the commitments under the Domestic Revolving Credit Facility may be increased by a maximum of $100 million as long as existing or new lenders agree to provide such additional commitments.

Our weighted average borrowing rate on the facility was as follows:

	As of December 31,
	2013	2012
Weighted average borrowing rate	1.17%	1.46%
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

Each of our major debt agreements contains provisions by which a default under one agreement causes a default in the others (a cross default). If a cross default under the Domestic Revolving Credit Facility, our senior unsecured notes, the Lake Park Renewal or our ASP were to occur, it could have a wider impact on our liquidity than might otherwise occur from a default of a single debt instrument or lease commitment.

If any event of default occurs and is continuing, lenders with a majority of the aggregate commitments may require the administrative agent to terminate our right to borrow under our Domestic Revolving Credit Facility and accelerate amounts due under our Domestic Revolving Credit Facility (except for a bankruptcy event of default, in which case such amounts will automatically become due and payable and the lenders’ commitments will automatically terminate). As of December 31, 2013, we were in compliance with all covenant requirements.

Senior Unsecured Notes

We issued $200.0 million of senior unsecured notes in May 2010 through a public offering. Interest is paid semiannually on May 15 and November 15 at a fixed interest rate of 4.90% per annum. These notes mature on May 15, 2017. The notes are guaranteed, on a senior unsecured basis, by each of our domestic subsidiaries that guarantee payment by us of any indebtedness under our Domestic Revolving Credit Facility. The indenture governing the notes contains covenants that, among other things, limit our ability and the ability of the subsidiary guarantors to: create or incur certain liens; enter into certain sale and leaseback transactions; enter into certain mergers, consolidations and transfers of substantially all of our assets; and transfer certain properties. The indenture also contains a cross default provision which is triggered if we default on other debt of at least $75 million in principal which is then accelerated, and such acceleration is not rescinded within 30 days of the notice date. As of December 31, 2013, we were in compliance with all covenant requirements.

12. Employee Benefit Plans:

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

Defined Contribution Plans

We recorded the following expenses related to our contributions to the defined contribution plans (in millions):

	For the Years Ended December 31,
	2013	2012	2011
Contributions to defined contribution plans (1)	$13.7	$13.2	$14.3

(1) Contributions of $0.4 million, $2.0 million and $2.7 million were included in Loss from discontinued operations for the years ended December 31, 2013, 2012 and 2011, respectively.

Pension and Post-retirement Benefit Plans

The following tables set forth amounts recognized in our financial statements and the plans' funded status for our pension and post-retirement benefit plans (dollars in millions):

	Pension Benefits		Other Benefits
	2013	2012	2013	2012
Accumulated benefit obligation	$367.3	$406.3	N/A	N/A

Changes in projected benefit obligation:
Benefit obligation at beginning of year	$413.9	$368.8	$7.6	$19.9
Service cost	5.2	5.8	—	0.2
Interest cost	16.2	17.5	0.2	0.4
Plan participants' contributions	—	—	0.7	0.8
Amendments	—	—	—	(14.2)
Other	0.1	4.5	—	—
Actuarial (gain) loss	(39.4)	47.0	—	2.8
Effect of exchange rates	(0.7)	1.6	—	—
Divestiture	—	(10.4)	—	—
Settlements and curtailments	(1.6)	(1.7)	—	—
Benefits paid	(19.1)	(19.2)	(2.5)	(2.3)
Benefit obligation at end of year	$374.6	$413.9	$6.0	$7.6

Changes in plan assets:
Fair value of plan assets at beginning of year	$276.8	$242.5	$—	$—
Actual gain return on plan assets	37.4	32.1	—	—
Employer contribution	9.9	29.4	1.8	1.5
Plan participants' contributions	—	—	0.7	0.8
Effect of exchange rates	(0.6)	1.0	—	—
Divestiture	—	(7.3)	—	—
Plan settlements	(1.6)	(1.7)	—	—
Benefits paid	(19.1)	(19.2)	(2.5)	(2.3)
Fair value of plan assets at end of year	302.8	276.8	—	—
Funded status / net amount recognized	$(71.8)	$(137.1)	$(6.0)	$(7.6)

Net amount recognized consists of:
Current liability	$(1.8)	$(2.7)	$(1.4)	$(1.5)
Non-current liability	(70.0)	(134.4)	(4.6)	(6.1)
Net amount recognized	$(71.8)	$(137.1)	$(6.0)	$(7.6)

	For the Years Ended December 31,
	2013	2012
Pension plans with a benefit obligation in excess of plan assets:
Projected benefit obligation	$374.6	$413.2
Accumulated benefit obligation	367.3	405.5
Fair value of plan assets	302.8	276.1

Our U.S.-based pension plans comprised approximately 87% of the projected benefit obligation and 87% of plan assets as of December 31, 2013.

	Pension Benefits			Other Benefits
	2013	2012	2011	2013	2012	2011
Components of net periodic benefit cost as of December 31:
Service cost	$5.2	$5.8	$5.4	$—	$0.2	$0.8
Interest cost	16.2	17.5	17.8	0.2	0.4	0.9
Expected return on plan assets	(20.7)	(19.0)	(19.0)	—	—	—
Amortization of prior service cost	0.4	0.4	0.4	(3.1)	(2.7)	(1.9)
Recognized actuarial loss	9.2	8.7	7.0	1.5	1.4	1.2
Settlements and curtailments	1.5	7.1	1.7	—	—	—
Net periodic benefit cost (1)	$11.8	$20.5	$13.3	$(1.4)	$(0.7)	$1.0

(1) Pension expense of $0.2 million, $6.9 million and $0.8 million was included in Loss for discontinued operations for the years ended December 31, 2013, 2012 and 2011 respectively.

The following table sets forth amounts recognized in AOCI and Other comprehensive income (loss) in our financial statements for 2013 and 2012 (in millions):

	Pension Benefits		Other Benefits
	2013	2012	2013	2012
Amounts recognized in AOCI:
Prior service costs	$(1.7)	$(2.8)	$21.1	$24.2
Actuarial loss	(164.4)	(231.2)	(20.7)	(22.2)
Subtotal	(166.1)	(234.0)	0.4	2.0
Deferred taxes	59.9	85.2	(0.2)	(0.8)
Net amount recognized	$(106.2)	$(148.8)	$0.2	$1.2
Changes recognized in other comprehensive income (loss):
Adjustment to OCI due to reclassification	$—	$0.8	$—	$—
Current year prior service costs	—	—	—	(14.2)
Current year actuarial (gain) loss	(56.1)	34.0	—	2.8
Effect of exchange rates	(0.6)	0.7	—	—
Amortization of prior service (costs) credits	(1.1)	(0.4)	3.1	2.7
Amortization of actuarial loss	(10.0)	(15.8)	(1.5)	(1.4)
Total recognized in other comprehensive income	$(67.8)	$19.3	$1.6	$(10.1)
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$(56.0)	$39.8	$0.2	$(10.8)

The estimated prior service (costs) credits and actuarial losses that will be amortized from AOCI in 2014 are $(0.3) million and $(7.7) million, respectively, for pension benefits and $3.1 million and $(1.5) million, respectively, for other benefits.

The following tables set forth the weighted-average assumptions used to determine Benefit Obligations and Net Periodic Benefit Cost for the U.S.-based plans in 2013 and 2012:

	Pension Benefits		Other Benefits
	2013	2012	2013	2012
Weighted-average assumptions used to determine benefit obligations as of December 31:
Discount rate	4.88%	3.97%	3.57%	2.72%
Rate of compensation increase	4.23%	4.23%	—	—

	Pension Benefits			Other Benefits
	2013	2012	2011	2013	2012	2011
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate	3.97%	4.83%	5.45%	2.72%	4.64%	5.30%
Expected long-term return on plan assets	8.00%	8.00%	8.00%	—	—	—
Rate of compensation increase	4.23%	4.23%	4.23%	—	—	—

The following tables set forth the weighted-average assumptions used to determine Benefit Obligations and Net Periodic Benefit Cost for the non-U.S.-based plans in 2013 and 2012:

	Pension Benefits
	2013	2012
Weighted-average assumptions used to determine benefit obligations as of December 31:
Discount rate	4.38%	4.12%
Rate of compensation increase	3.31%	3.48%

	Pension Benefits
	2013	2012	2011
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate	4.12%	4.93%	5.43%
Expected long-term return on plan assets	6.05%	6.26%	5.56%
Rate of compensation increase	3.48%	3.68%	3.98%

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

To select a discount rate for the purpose of valuing the plan obligations for the U.S. plans, we performed an analysis in which the duration of projected cash flows from defined benefit and retiree healthcare plans was matched with a yield curve based on the appropriate universe of high-quality corporate bonds that were available. We used the results of the yield curve analysis to select the discount rate that matched the duration and payment stream of the benefits in each plan. This resulted in the selection of the 4.94% discount rate assumption for the U.S. qualified pension plans, 4.30% for the U.S. non-qualified pension plans, and 3.57% for the other benefits. A similar process was followed for the non-U.S.-based plans.

Assumed health care cost trend rates have an effect on the amounts reported for our healthcare plan. The following table sets forth the healthcare trend rate assumptions used:

	2013	2012
Assumed health care cost trend rates as of December 31:
Health care cost trend rate assumed for next year	8.00%	8.40%
Rate to which the cost rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2020	2020

A one percentage-point change in assumed healthcare cost trend rates would have the following effects (in millions):

	1-Percentage-Point Increase	1-Percentage-Point Decrease
Effect on total of service and interest cost	$—	$—
Effect on the post-retirement benefit obligation	0.2	(0.2)

Expected future benefit payments are shown in the table below (in millions):

	For the Years Ended December 31,
	2014	2015	2016	2017	2018	2019-2023
Pension benefits	$17.1	$17.9	$18.3	$19.0	$19.5	$112.1
Other benefits	1.4	0.8	0.7	0.6	0.5	1.7

Pension Plan Assets

We believe asset returns can be optimized at an acceptable level of risk by adequately diversifying the plan assets.  Since equity securities have historically generated higher returns than fixed income securities and the plan is not fully funded, we believe it is appropriate to allocate more assets to equities than fixed income securities. In addition, these categories are further diversified among various asset classes including high yield and emerging markets debt, and international and emerging markets equities in order to avoid significant concentrations of risk. Our U.S. pension plan represents 88%, our Canadian pension plan 6%, and our United Kingdom (“U.K.”) pension plan 6% of the total fair value of our plan assets as of December 31, 2013.

Our U.S. pension plans' weighted-average asset allocations as of December 31, 2013 and 2012, by asset category, are as follows:

	Plan Assets as of December 31,
Asset Category:	2013	2012
U.S. equity	37.8%	34.2%
International equity	26.7%	26.1%
Fixed income	33.8%	37.8%
Money market/cash	1.7%	1.9%
Total	100.0%	100.0%

U.S. pension plan assets are invested within the following range targets:

Asset Category:	Target
U.S. equity	36.0%
International equity	24.0%
Fixed income	38.0%
Money market/cash/guaranteed investment contracts	2.0%

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

The fair values of our pension plan assets, by asset category, are as follows (in millions):

	Fair Value Measurements as of December 31, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Asset Category:
Cash and cash equivalents	8.2	—	—	8.2
Commingled pools / Collective Trusts:
U.S. equity (1)	—	100.1	—	100.1
International equity (2)	—	70.8	—	70.8
Fixed income (3)	—	89.4	—	89.4
Balanced pension trust: (6)
U.S. equity	—	2.5	—	2.5
International equity	—	8.3	—	8.3
Fixed income	—	7.2	—	7.2
Pension fund:
U.S. equity (7)	—	1.5	—	1.5
International equity (7)	—	7.9	—	7.9
Fixed income (8)	—	6.9	—	6.9
Total	8.2	294.6	—	302.8

	Fair Value Measurements as of December 31, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Asset Category:
Cash and cash equivalents	4.5	—	—	4.5
Commingled pools / Collective Trusts:
U.S. equity (1)	—	36.7	—	36.7
International equity (2)	—	60.3	—	60.3
Fixed income (3)	—	85.3	—	85.3
Mutual funds:
U.S. equity (4)	47.3	—	—	47.3
International equity (4)	3.9	—	—	3.9
Fixed income (5)	7.8	—	—	7.8
Balanced pension trust: (6)
U.S. equity	—	2.4	—	2.4
International equity	—	7.9	—	7.9
Fixed income	—	6.6	—	6.6
Pension fund:
U.S. equity (7)	—	1.3	—	1.3
International equity (7)	—	6.7	—	6.7
Fixed income (8)	—	6.1	—	6.1
Total	63.5	213.3	—	276.8

Additional information about assets measured at Net Asset Value (“NAV”) per share (in millions):

	As of December 31, 2013
	Fair Value	Redemption Frequency (if currently eligible)	Redemption Notice Period
Asset Category:
Commingled pools / Collective Trusts:
U.S. equity (1)	$100.1	Daily	5 days
International equity (2)	70.8	Daily	5 days
Fixed income (3)	89.4	Daily	5-15 days
Balanced pension trust: (6)
U.S. equity	2.5	Daily	3-5 days
International equity	8.3	Daily	3-5 days
Fixed income	7.2	Daily	3-5 days
Pension fund:
U.S. equity (7)	1.5	Daily	7 days
International equity (7)	7.9	Daily	7 days
Fixed income (8)	6.9	Daily	7 days
Total	$294.6

	As of December 31, 2012
	Fair Value	Redemption Frequency (if currently eligible)	Redemption Notice Period
Asset Category:
Commingled pools / Collective Trusts:
U.S. equity (1)	$36.7	Daily	5 days
International equity (2)	60.3	Daily	5 days
Fixed income (3)	85.3	Daily	5-15 days
Mutual funds:
U.S. equity (4)	47.3	n/a	n/a
International equity (4)	3.9	n/a	n/a
Fixed income (5)	7.8	n/a	n/a
Balanced pension trust: (6)
U.S. equity	2.4	Daily	3-5 days
International equity	7.9	Daily	3-5 days
Fixed income	6.6	Daily	3-5 days
Pension fund:
U.S. equity (7)	1.3	Daily	7 days
International equity (7)	6.7	Daily	7 days
Fixed income (8)	6.1	Daily	7 days
Total	$272.3

(1)	This category includes investments primarily in U.S. equity securities that include large, mid and small capitalization companies.
(2)	This category includes investments primarily in non-U.S. equity securities that include large, mid and small capitalization companies in large developed markets as well as emerging markets equities.
(3)	This category includes investments in U.S. investment grade and high yield fixed income securities, non-U.S. fixed income securities and emerging markets fixed income securities.
(4)	These funds seek capital appreciation and generally invest in common stocks of U.S. and non-U.S. issuers. They may invest in growth stocks or value stocks.
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

The majority of our commingled pool/collective trusts, mutual funds, balanced pension trusts and pension funds are managed by professional investment advisors. The NAVs per share are furnished in monthly and/or quarterly statements received from the investment advisors and reflect valuations based upon their pricing policies. We assessed the fair value classification of these investments as Level 1 for mutual funds and Level 2 for commingled pool/collective trusts, balanced pension trusts and pension funds based on an examination of their pricing policies and the related controls and procedures. The fair values we report are based on the pool, trust or fund's NAV per share. The NAVs per share are calculated periodically (daily or no less than one time per month) as the aggregate value of each pool or trust's underlying assets divided by the number of units owned. See Note 20 for information about our fair value hierarchies and valuation techniques.

13. Comprehensive Income:

The following table provides information on items not reclassified in their entirety from AOCI to Net Income in the accompanying Consolidated Statements of Operations (in millions):

AOCI Component	For the Year Ended December 31, 2013	Affected Line Item(s) in the Consolidated Statements of Operations
Losses on cash flow hedges:
Commodity derivative contracts	$(4.2)	Cost of goods sold
Income tax benefit	1.5	Provision for income taxes
Net of tax	$(2.7)

Defined Benefit Plan Items:
Pension and Post-Retirement Benefits costs	$(9.5)	Cost of goods sold; Selling, general and administrative expenses
Income tax benefit	3.4	Provision for income taxes
Net of tax	$(6.1)

Foreign currency translation adjustments:
Sale of foreign business (1)	$41.1	Loss from discontinued operations

Total reclassifications from AOCI	$32.3

(1) The reclassification of foreign currency translation adjustments related to the sale of the Service Experts business in the first quarter of 2013. Refer to Note 17 for details.

The following table provides information on changes in AOCI, by component (net of tax), for the year ended December 31, 2013 (in millions):

	Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Securities	Defined Benefit Plan Items	Foreign Currency Translation Adjustments	Total AOCI
Balance as of December 31, 2012	$1.1	$9.3	$(147.5)	$114.8	$(22.3)
Other comprehensive (loss) income before reclassifications	(4.4)	(6.8)	35.4	(30.7)	(6.5)
Amounts reclassified from AOCI	2.7	—	6.1	(41.1)	(32.3)
Net other comprehensive (loss) income	(1.7)	(6.8)	41.5	(71.8)	(38.8)
Balance as of December 31, 2013	$(0.6)	$2.5	$(106.0)	$43.0	$(61.1)

14. Stock-Based Compensation:

Stock-Based compensation expense related to continuing operations was included in Selling, General and Administrative expenses in the accompanying Consolidated Statements of Operations as follows (in millions):

	For the Years Ended December 31,
	2013	2012	2011
Compensation expense(1)	$29.3	$15.2	$13.7

(1) Stock-Based Compensation expense was recorded in our Corporate and other business segment.

Incentive Plan

Under the Lennox International Inc. 2010 Incentive Plan, as amended and restated (the “2010 Incentive Plan”), we are authorized to issue awards for 24.3 million shares of common stock. The 2010 Incentive Plan provides for various long-term incentive awards, including performance share units, restricted stock units and stock appreciation rights. A description of these long-term incentive awards and related activity within each award category is provided below.

As of December 31, 2013, awards for 20.5 million shares of common stock had been granted, net of cancellations and repurchases, and there were 3.8 million shares available for future issuance.

Performance Share Units

Performance share units are granted to certain employees at the discretion of the Board of Directors with a three-year performance period beginning January 1st of each year. Upon meeting the performance and vesting criteria, performance share units are converted to an equal number of shares of our common stock. Performance share units vest if, at the end of the three-year performance period, at least the threshold performance level has been attained. To the extent that the payout level attained is less than 100%, the difference between 100% and the units earned and distributed will be forfeited. Eligible participants may also earn additional units of our common stock, which would increase the potential payout up to 200% of the units granted, depending on LII's performance over the three-year performance period.

Performance share units are classified as equity awards. Compensation expense is recognized ratably over the service period and is based on the expected number of units to be earned and the fair value of the stock at the date of grant. The fair value of units is calculated as the average of the high and low market price of the stock on the date of grant discounted by the expected dividend rate over the service period. The number of units expected to be earned will be adjusted in future periods as necessary to reflect changes in the estimated number of award to be issued and, upon vesting, the actual number of units awarded. Our practice is to issue new shares of common stock or utilize treasury stock to satisfy performance share unit distributions.

The following table provides information on our performance share units:

	For the Years Ended December 31,
	2013	2012	2011
Compensation expense for performance share units (in millions)	$17.1	$5.7	$1.7
Weighted-average fair value of grants, per share	$78.00	$48.64	$31.78
Payout ratio for shares paid	86.9%	52.5%	—%

A summary of the status of our undistributed performance share units as of December 31, 2013, and changes during the year then ended, is presented below (in millions, except per share data):

	Shares	Weighted- Average Grant Date Fair Value per Share
Undistributed performance share units as of December 31, 2012	0.7	$39.06
Granted	0.1	78.00
Adjustments to shares paid based on payout ratio	0.1	44.85
Distributed	(0.2)	35.26
Forfeited	—	—
Undistributed performance share units as of December 31, 2013 (1)	0.7	$47.83

(1) Undistributed performance share units include approximately 0.5 million units with a weighted-average grant date fair value of $47.81 per share that had not yet vested and 0.2 million units that have vested but were not yet distributed.

As of December 31, 2013, we had $19.8 million of total unrecognized compensation cost related to non-vested performance share units that is expected to be recognized over a weighted-average period of 2.1 years. Our estimated forfeiture rate for these performance share units was 16.4% as of December 31, 2013.

The total fair value of performance share units distributed and the resulting tax deductions to realize tax benefits were as follows (in millions):

	For the Years Ended December 31,
	2013	2012	2011
Fair value of performance share units distributed	$9.9	$6.0	$—
Realized tax benefits from tax deductions	$3.8	$2.3	$—

Restricted Stock Units

Restricted stock units are issued to attract and retain key employees. Generally, at the end of a three-year retention period, the units will vest and be distributed in shares of our common stock to the participant. Our practice is to issue new shares of common stock or utilize treasury stock to satisfy restricted stock unit vestings. Restricted stock units are classified as equity awards. The fair value of units granted is the average of the high and low market price of the stock on the date of grant discounted by the expected dividend rate over the service period. Units are amortized to compensation expense ratably over the service period.

The following table provides information on our restricted stock units (in millions, except per share data):

	For the Years Ended December 31,
	2013	2012	2011
Compensation expense for restricted stock units	$6.8	$5.0	$6.6
Weighted-average fair value of grants, per share	$77.26	$48.45	$32.34

A summary of our non-vested restricted stock units as of December 31, 2013 and changes during the year then ended is presented below (in millions, except per share data):

	Shares	Weighted- Average Grant Date Fair Value per Share
Non-vested restricted stock units as of December 31, 2012	0.5	$40.50
Granted	0.1	77.26
Distributed	(0.1)	44.78
Forfeited	—	—
Non-vested restricted stock units as of December 31, 2013	0.5	$48.83

As of December 31, 2013, we had $13.6 million of total unrecognized compensation cost related to non-vested restricted stock units that is expected to be recognized over a weighted-average period of 2.3 years. Our estimated forfeiture rate for restricted stock units was 17.5% as of December 31, 2013.

The total fair value of restricted stock units vested and the resulting tax deductions to realize tax benefits were as follows (in millions):

	For the Years Ended December 31,
	2013	2012	2011
Fair value of restricted stock units vested	$11.1	$8.6	$8.8
Realized tax benefits from tax deductions	4.3	3.3	3.4

Stock Appreciation Rights

Stock appreciation rights are issued to certain key employees. Each recipient is given the “right” to receive a value, paid in shares of our common stock, equal to the future appreciation of our common stock price. Stock appreciation rights generally vest in one-third increments beginning on the first anniversary date after the grant date and expire after seven years. Our practice is to issue new shares of common stock or utilize treasury stock to satisfy the exercise of stock appreciation rights.

The following table provides information on our stock appreciation rights (in millions, except per share data):

	For the Years Ended December 31,
	2013	2012	2011
Compensation expense for stock appreciation rights	$5.4	$4.5	$5.4
Weighted-average fair value of grants, per share	18.76	14.34	9.39

Compensation expense for stock appreciation rights is based on the fair value on the date of grant, estimated using the Black-Scholes-Merton valuation model, and is recognized over the service period. We used historical stock price data to estimate the expected volatility. We determined that the recipients of stock appreciation rights can be combined into one employee group that has similar historical exercise behavior and we used our historical pattern of award exercises to estimate the expected life of the awards for the employee group. The risk-free interest rate was based on the zero-coupon U.S. Treasury yield curve with a maturity equal to the expected life of the awards at the time of grant.

The fair value of the stock appreciation rights granted in 2013, 2012 and 2011 were estimated on the date of grant using the following assumptions:

	2013	2012	2011
Expected dividend yield	1.36%	1.75%	2.39%
Risk-free interest rate	1.12%	0.48%	0.62%
Expected volatility	31.50%	40.42%	41.94%
Expected life (in years)	4.02	4.14	4.07

A summary of our stock appreciation rights as of December 31, 2013, and changes during the year then ended, is presented below (in millions, except per share data):

	Shares	Weighted-Average Exercise Price per Share
Outstanding stock appreciation rights as of December 31, 2012	2.2	$38.93
Granted	0.3	81.11
Exercised	(0.6)	36.80
Forfeited	(0.1)	40.16
Outstanding stock appreciation rights as of December 31, 2013	1.8	$45.58
Exercisable stock appreciation rights as of December 31, 2013	1.1	$37.81

The following table summarizes information about stock appreciation rights outstanding as of December 31, 2013 (in millions, except per share data and years):

	Stock Appreciation Rights Outstanding			Stock Appreciation Rights Exercisable
Range of Exercise Prices	Shares	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value	Shares	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
$28.24 to $36.935	0.9	3.4	$49.5	0.8	3.1	$40.5
$46.78 to $51.395	0.6	5.3	$21.6	0.3	4.7	$12.6
$81.105 to $81.14	0.3	7.0	$1.0	—	0	$—

As of December 31, 2013, we had $9.2 million of unrecognized compensation cost related to non-vested stock appreciation rights that is expected to be recognized over a weighted-average period of 2.3 years. Our estimated forfeiture rate for stock appreciation rights was 16.0% as of December 31, 2013.

The total intrinsic value of stock appreciation rights exercised and the resulting tax deductions to realize tax benefits were as follows (in millions):

	For the Years Ended December 31,
	2013	2012	2011
Intrinsic value of stock appreciation rights exercised	$16.7	$14.4	$4.2
Realized tax benefits from tax deductions	$6.4	$5.5	$1.6

Employee Stock Purchase Plan

Under the 2012 Employee Stock Purchase Plan (“ESPP”), all employees who meet certain service requirements are eligible to purchase our common stock through payroll deductions at the end of three month offering periods. The purchase price for such shares is 95% of the fair market value of the stock on the last day of the offering period. A maximum of 2.5 million shares is authorized for purchase until the ESPP plan termination date of May 10, 2022, unless terminated earlier at the discretion of the Board of Directors. Employees purchased approximately 20,500 shares under the ESPP during the year ended December 31, 2013. Approximately 2.5 million shares remain available for purchase under the ESPP as of December 31, 2013.

15. Stock Repurchases:

Our Board of Directors has authorized a total of $700.0 million towards the repurchase of shares of our common stock (collectively referred to as the "Share Repurchase Plans"), including a $300.0 million share repurchase authorization in December 2012. The Share Repurchase Plans authorize open market repurchase transactions and do not have a stated expiration date. There were no additional share repurchase authorizations in 2013. As of December 31, 2013, $246.2 million of shares may yet be repurchased under the Share Repurchase Plans.

For the years ended December 31, 2013 and 2012, we repurchased 1.7 million shares for $125.0 million and 1.1 million shares for $50.1 million, respectively, under the Share Repurchase Plans. The repurchases in 2013 included 0.2 million shares repurchased in transactions that were executed in 2013 but settled in January 2014.

We also repurchased 0.2 million shares for $12.0 million and 0.2 million shares for $7.8 million for the years ended December 31, 2013 and 2012, respectively, from employees who surrendered their shares to satisfy minimum tax withholding obligations upon the vesting of stock-based compensation awards.

16. Restructuring Charges:

We record restructuring charges associated with management-approved restructuring plans to reorganize or to remove duplicative headcount and infrastructure within our businesses. Restructuring charges include severance costs to eliminate a specified number of employees, infrastructure charges to vacate facilities and consolidate operations, contract cancellation costs and other related activities. The timing of associated cash payments is dependent upon the type of restructuring charge and can extend over a multi-year period. Restructuring charges are not included in our calculation of segment profit (loss), as more fully explained in Note 19.

Restructuring Activities in 2013

In 2008, our Residential Heating & Cooling segment commenced the transition of activities performed at our North American Parts Center in Des Moines, Iowa to other locations, including our North American Distribution Center in Marshalltown, Iowa. In 2013 and 2012, we recorded expenses of $1.3 million and $2.7 million, respectively, primarily related to the relocation of inventory and lease termination charges. These activities were substantially completed in the third quarter of 2013 and we do not expect to incur any future costs.

All other restructuring activities in 2013, including ongoing restructuring activities as of December 31, 2013, were individually insignificant.

Total Restructuring

Information regarding the restructuring charges for all plans related to continuing operations is as follows (in millions):

	Incurred in 2013	Incurred to Date	Total Expected to be Incurred
Severance and related expense	$2.7	$12.7	$12.7
Asset write-offs and accelerated depreciation	0.7	1.7	1.7
Equipment moves	0.1	0.4	0.4
Lease termination	—	2.6	2.6
Other	1.5	8.2	8.2
Total	$5.0	$25.6	$25.6
While restructuring charges are excluded from our calculation of segment profit (loss), the table below presents the restructuring charges associated with each segment (in millions):

	Incurred in 2013	Incurred to Date	Total Expected to be Incurred
Residential Heating & Cooling	$2.6	$8.9	$8.9
Commercial Heating & Cooling	1.2	8.1	8.1
Refrigeration	1.2	8.6	8.6
Corporate & Other	—	—	—
Total	$5.0	$25.6	$25.6

Restructuring reserves are included in Accrued expenses in the accompanying Consolidated Balance Sheets. The table below details activity in within the restructuring reserves (in millions):

Description of Reserves:	Balance as of December 31, 2012	Charged to Earnings	Cash Utilization	Non-Cash Utilization and Other	Balance as of December 31, 2013
Severance and related expense	$0.7	$2.7	$(1.6)	$(0.2)	$1.6
Asset write-offs and accelerated depreciation	—	0.7	—	(0.7)	—
Equipment moves	—	0.1	(0.1)	—	—
Lease termination	1.2	—	(1.2)	—	—
Other	0.5	1.5	(2.0)	—	—
Total restructuring reserves	$2.4	$5.0	$(4.9)	$(0.9)	$1.6

Description of Reserves:	Balance as of December 31, 2011	Charged to Earnings	Cash Utilization	Non-Cash Utilization and Other	Balance as of December 31, 2012
Severance and related expense	$2.3	$1.2	$(2.8)	$—	$0.7
Asset write-offs and accelerated depreciation	—	—	—	—	—
Equipment moves	—	0.1	(0.1)	—	—
Lease termination	—	2.4	(1.2)	—	1.2
Other	0.1	0.5	—	(0.1)	0.5
Total restructuring reserves	$2.4	$4.2	$(4.1)	$(0.1)	$2.4

17. Discontinued Operations:

On March 22, 2013, we sold our Service Experts business to a majority-owned entity of American Capital, Ltd. (the "Buyer") in an all-cash transaction for net proceeds of $10.4 million, excluding transaction costs. We also entered into a two-year equipment and parts supply agreement with the Buyer. In April 2012, we sold our Hearth business to Comvest Investment Partners IV in an all-cash transaction for net proceeds of $10.1 million, excluding the transaction costs and cash transferred with the business. The gains and losses on the sale of these businesses and their operating results for all periods are presented in discontinued operations.

Service Experts

A summary of net sales and pre-tax gains and losses for the Service Experts business is detailed below (in millions):

	For the Years Ended December 31,
	2013	2012	2011
Net sales (1)	$73.5	$385.1	$448.4
Pre-tax operating loss (1)(2)	(15.1)	(50.8)	(10.5)
Gain on sale of business	1.4	—	—

(1) Excludes eliminations of intercompany sales and any associated profit.
(2) Pre-tax operating loss for the year ended December 31, 2012 included a $20.5 million goodwill impairment loss.

The assets and liabilities of the Service Experts business included the following in the accompanying Consolidated Balance Sheets (in millions):

	As of December 31,
	2013	2012
Assets of discontinued operations:
Accounts receivable, net	$—	$11.2
Inventories, net	—	4.8
Property, plant and equipment, net	—	3.6
Goodwill and intangible assets, net (1)	—	66.2
Deferred income taxes	—	5.5
Other assets	—	7.3
Total assets of discontinued operations	$—	$98.6
Liabilities of discontinued operations:
Accounts payable	$—	$16.7
Accrued expenses	—	38.5
Total liabilities of discontinued operations	$—	$55.2

(1) Included in the December 31, 2012 amount is goodwill of $66.0 million. No goodwill impairments were recorded in 2013 and all goodwill was eliminated on March 22, 2013 as a result of the sale of the business.

Hearth

A summary of net sales and pre-tax gains and losses for the Hearth business is detailed below (in millions):

	For the Years Ended December 31,
	2013	2012	2011
Net sales	$—	$23.5	$81.5
Pre-tax operating income (loss) (1)	0.5	(13.7)	(26.3)
Loss on sale of business	—	(0.9)	—

(1)
Pre-tax operating loss in 2012 included a $6.3 million pre-tax impairment charge for the write-down of net assets to their estimated fair value, a $6.3 million settlement charge related to actuarial losses recognized upon transition of a pension obligation to the acquirer of the Hearth business and a $3.5 million gain related to realized foreign currency translation adjustments.

There were no assets or liabilities related to the Hearth business included in the accompanying Consolidated Balance Sheets as of December 31, 2013 or 2012.

18. Earnings Per Share:

Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net income by the sum of the weighted-average number of shares and the number of equivalent shares assumed outstanding, if dilutive, under our stock-based compensation plans.

The computations of basic and diluted earnings per share for Income from continuing operations were as follows (in millions, except per share data):

	For the Years Ended December 31,
	2013	2012	2011
Net income	$171.8	$90.0	$88.3
Add: Loss from discontinued operations	8.1	45.0	23.2
Income from continuing operations	$179.9	$135.0	$111.5

Weighted-average shares outstanding – basic	49.8	50.7	52.5
Effect of diluted securities attributable to stock-based payments	0.8	0.7	0.9
Weighted-average shares outstanding – diluted	50.6	51.4	53.4

Earnings per share - Basic:
Income from continuing operations	$3.61	$2.66	$2.12
Loss from discontinued operations	(0.16)	(0.89)	(0.44)
Net income	$3.45	$1.77	$1.68

Earnings per share - Diluted:
Income from continuing operations	$3.55	$2.63	$2.09
Loss from discontinued operations	(0.16)	(0.88)	(0.44)
Net income	$3.39	$1.75	$1.65
The following stock appreciation rights were outstanding but not included in the diluted earnings per share calculation because the assumed exercise of such rights would have been anti-dilutive (shares in millions):

	For the Years Ended December 31,
	2013	2012	2011
Weighted-average number of shares	0.1	0.1	1.5
Price ranges per share	$81.11 - $81.14	$51.11 - $51.40	$34.06 - $46.78

19. Reportable Business Segments:

Description of Segments

We operate in three reportable business segments of the heating, ventilation, air conditioning and refrigeration (“HVACR”) industry. Our segments are organized primarily by the nature of the products and services we provide. The following table describes each segment:

Segment	Products or Services	Markets Served	Geographic Areas
Residential Heating & Cooling	Furnaces, air conditioners, heat pumps, packaged heating and cooling systems, indoor air quality equipment, comfort control products, replacement parts	Residential Replacement; Residential New Construction	United States Canada
Commercial Heating & Cooling	Unitary heating and air conditioning equipment, applied systems, controls, installation and service of commercial heating and cooling equipment	Light Commercial	United States Canada Europe
Refrigeration	Condensing units, unit coolers, fluid coolers, air cooled condensers, air handlers, process chillers, controls, compressorized racks, supermarket display cases and systems	Light Commercial; Food Preservation; Non-Food/Industrial	United States Canada Europe Asia Pacific South America

In September 2012, we announced the planned sale of our Service Experts business. The Service Experts business had previously been reported within the Service Experts reportable segment along with the Lennox National Account Services ("NAS") business. Beginning in the third quarter of 2012, the Service Experts business was included in discontinued operations, NAS was included in our Commercial Heating & Cooling segment, and the Service Experts segment was eliminated. Results for all periods have been revised to reflect this new presentation.

Segment Data

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

Net sales and segment profit (loss) by segment, along with a reconciliation of segment profit (loss) to Income from continuing operations before income taxes, are shown below (in millions):

	For the Years Ended December 31,
	2013	2012	2011
Net Sales (1)
Residential Heating & Cooling	$1,583.2	$1,375.8	$1,259.5
Commercial Heating & Cooling	844.4	785.4	776.2
Refrigeration	771.5	788.2	805.2
	$3,199.1	$2,949.4	$2,840.9
Segment Profit (Loss) (2)
Residential Heating & Cooling	$180.1	$102.9	$87.6
Commercial Heating & Cooling	118.1	99.5	87.6
Refrigeration	90.2	81.9	77.5
Corporate and other	(87.9)	(60.1)	(54.9)
Subtotal that includes segment profit and eliminations	300.5	224.2	197.8
Reconciliation to income from continuing operations before income taxes:
Special product quality adjustments	(2.3)	1.1	(4.3)
Items in Losses and other expenses, net that are excluded from segment profit (loss) (3)	8.8	(0.2)	5.2
Restructuring charges	5.0	4.2	12.5
Interest expense, net	14.5	17.1	16.8
Other expense, net	0.2	0.3	0.3
Income from continuing operations before income taxes	$274.3	$201.7	$167.3

(1) On a consolidated basis, no revenue from transactions with a single customer were 10% or greater of our consolidated net sales for any of the periods presented.
(2) We define segment profit and loss as a segment's income or loss from continuing operations before income taxes included in the accompanying Consolidated Statements of Operations, excluding:

•	Special product quality adjustments;

•	Certain items in Losses and other expenses, net (see table note 3 below);

•	Restructuring charges;

•	Goodwill, long-lived asset and equity method investment impairments;

•	Interest expense, net;

•	Other expense, net.
(3) Items in Losses and other expenses, net that are excluded from segment profit or loss are the net change in unrealized gains and/or losses on unsettled futures contracts, special legal contingency charges, asbestos-related litigation and other items.

The assets in the Corporate and other segment primarily consist of cash, short-term investments and deferred tax assets. Assets recorded in the operating segments represent those assets directly associated with those segments. Total assets by segment are shown below (in millions):

	As of December 31,
	2013	2012	2011
Total Assets:
Residential Heating & Cooling	$500.0	$457.5	$453.2
Commercial Heating & Cooling	346.3	321.9	306.4
Refrigeration	572.0	585.3	558.2
Corporate and other	208.4	228.6	227.4
Assets for continuing operations	1,626.7	1,593.3	1,545.2
Discontinued operations (See Note 17)	—	98.6	160.5
Total assets	$1,626.7	$1,691.9	$1,705.7

Total capital expenditures by segment are shown below (in millions):

	For the Years Ended December 31,
	2013	2012	2011
Capital Expenditures:
Residential Heating & Cooling	$34.2	$13.7	$10.9
Commercial Heating & Cooling	11.2	8.7	6.7
Refrigeration	16.5	15.6	13.2
Corporate and other	16.4	12.2	10.6
Total capital expenditures (1)	$78.3	$50.2	$41.4

(1) Includes amounts recorded under capital leases. There were no significant new capital leases in 2013, 2012 or 2011.

Depreciation and amortization expenses by segment are shown below (in millions):

	For the Years Ended December 31,
	2013	2012	2011
Depreciation and Amortization:
Residential Heating & Cooling	$20.5	$19.9	$19.6
Commercial Heating & Cooling	9.0	8.5	8.6
Refrigeration	15.3	13.0	14.8
Corporate and other	14.1	14.0	13.6
Total depreciation and amortization	$58.9	$55.4	$56.6

The equity method investments are shown below (in millions):

	For the Years Ended December 31,
	2013	2012	2011
Income from Equity Method Investments:
Refrigeration	$2.5	$2.6	$2.5
Corporate and other (1)	9.7	7.9	7.1
Total income from equity method investments	$12.2	$10.5	$9.6

(1) We allocated $9.6 million, $5.0 million and $4.9 million of income from equity method investments to our Residential Heating & Cooling and Commercial Heating & Cooling segments in 2013, 2012 and 2011, respectively. These allocations were recorded as reductions to the segments' Cost of goods sold in the Consolidated Statements of Operations.

Geographic Information

Net sales for each major geographic area in which we operate are shown below (in millions):

	For the Years Ended December 31,
	2013	2012	2011
Net Sales to External Customers by Point of Shipment:
United States	$2,382.0	$2,147.2	$2,018.1
Canada	232.3	226.7	219.2
International	584.8	575.5	603.6
Total net sales to external customers	$3,199.1	$2,949.4	$2,840.9

Property, plant and equipment, net for each major geographic area in which we operate, based on the domicile of our operations, are shown below (in millions):

	As of December 31,
	2013	2012	2011
Property, Plant and Equipment, net:
United States	$230.3	$227.9	$233.4
Mexico	39.7	28.0	28.0
Canada	0.6	0.6	0.6
International	64.9	41.7	38.7
Total Property, plant and equipment, net	$335.5	$298.2	$300.7

20. Fair Value Measurements:

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date and requires consideration of our creditworthiness when valuing certain liabilities. Our framework for measuring fair value is based on the following three-level hierarchy for fair value measurements:

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

Where available, the fair values were based upon quoted prices in active markets. However, if quoted prices were not available, then the fair values were based upon quoted prices for similar assets or liabilities or independently sourced market parameters, such as credit default swap spreads, yield curves, reported trades, broker/dealer quotes, interest rates and benchmark securities. For assets and liabilities without observable market activity, if any, the fair values were based upon discounted cash flow methodologies incorporating assumptions that, in our judgment, reflect the assumptions a marketplace participant would use. Valuation adjustments to reflect either party's creditworthiness and ability to pay were incorporated into our valuations, where appropriate, as of December 31, 2013 and 2012, the measurement dates. The methodologies used to determine the fair value of our financial assets and liabilities as of December 31, 2013 were the same as those used as of December 31, 2012.

Fair values are estimates and are not necessarily indicative of amounts for which we could settle such instruments currently nor indicative of our intent or ability to dispose of or liquidate them.

Assets and Liabilities Carried at Fair Value on a Recurring Basis

Derivatives

Derivatives, classified as Level 2, were primarily valued using estimated future cash flows based on observed prices from exchange-traded derivatives. We also considered the counterparty's creditworthiness, or our own creditworthiness, as appropriate. Adjustments were recorded to reflect the risk of credit default, but they were insignificant to the overall value of the derivatives. Refer to Note 8 for more information related to our derivative instruments.

Marketable Equity Securities

The following table presents the fair values of an investment in marketable equity securities, related to publicly traded stock of a non-U.S. company, recorded in Other assets, net in the accompanying Consolidated Balance Sheets (in millions):

	As of December 31,
	2013	2012
Quoted Prices in Active Markets for Identical Assets (Level 1):
Investment in marketable equity securities	$4.4	$10.6

Other Fair Value Disclosures

The carrying amounts of Cash and cash equivalents, Accounts and notes receivable, net, Accounts payable, Other current liabilities, and Short-term debt approximate fair value due to the short maturities of these instruments. The carrying amount of our Domestic Revolving Credit Facility in Long-term debt also approximates fair value due to its variable-rate characteristics.

The fair value of our senior unsecured notes in Long-term debt was based on the amount of future cash flows using current market rates for debt instruments of similar maturities and credit risk. The following table presents the fair value for our senior unsecured notes in Long-term debt (in millions):

	As of December 31,
	2013	2012
Quoted Prices in Active Markets for Similar Instruments (Level 2):
Senior unsecured notes	$214.0	$212.3

21. Selected Quarterly Financial Information (unaudited):

The following tables provide information on Net sales, Gross profit, Net income, Earnings per share and Cash dividends declared per share by quarter (in millions, except per share data):

	Net Sales (1)		Gross Profit (1)		Net Income (Loss) (1)
	2013	2012	2013	2012	2013	2012
First Quarter	$668.4	$614.4	$162.0	$140.9	$8.0	$(6.1)
Second Quarter	913.1	840.4	254.0	208.1	64.3	44.7
Third Quarter	868.0	809.7	237.4	204.9	64.3	29.4
Fourth Quarter	749.5	684.9	207.7	168.4	35.2	21.9

	Basic Earnings (Loss) per Share (2)		Diluted Earnings (Loss) per Share (2)		Cash Dividends per Common Share
	2013	2012	2013	2012	2013	2012
First Quarter	$0.16	$(0.12)	$0.16	$(0.12)	$0.20	$0.18
Second Quarter	1.28	0.88	1.26	0.87	0.24	0.18
Third Quarter	1.29	0.58	1.27	0.57	0.24	0.20
Fourth Quarter	0.72	0.44	0.70	0.43	0.24	0.20

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

Summary of 2013 Quarterly Results

The following unusual or infrequent pre-tax items were included in the 2013 quarterly results:

1st Quarter. On March 22, 2013, we sold our Service Experts business to a majority-owned entity of American Capital, Ltd. (the "Buyer") in an all-cash transaction for net proceeds of $10.4 million, excluding transaction costs. We recorded a $1.4 million gain on the sale of the business for the year ended December 31, 2013. Refer to Note 17 for more information.

2nd Quarter. We recorded restructuring charges of $2.4 million primarily related to the completion of the transition activities with our North American Parts Center in Des Moines, Iowa. Refer to Note 16 for more information related to our restructuring activities.

3rd Quarter. We recorded legal contingency charges of $0.8 million associated with ongoing patent litigation. Refer to Note 10 for more information on our legal contingencies.

4th Quarter. We recorded expenses of $6.3 million for asbestos-related litigation. Refer to Note 10 for more information. We also recorded restructuring charges of $1.8 million primarily related to anticipated severance charges associated with a relocation of certain Residential Heating & Cooling manufacturing operations to lower cost facilities.

Summary of 2012 Quarterly Results

The following unusual or infrequent pre-tax items were included in the 2012 quarterly results:

1st Quarter. We recorded a $6.3 million impairment charge for the write-down of net assets to their estimated fair value related to our Hearth business. Refer to Note 17 for more information. We also recognized $2.6 million primarily in lease termination charges related to the Regional Distribution Network restructuring plan. Refer to Note 16 for more details on this restructuring plan.

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

22. Losses and Other Expenses, net:

Losses and other expenses, net in our Consolidated Statements of Operations were as follows (in millions):

	For the Years Ended December 31,
	2013	2012	2011
Realized losses (gains) on settled futures contracts	$1.0	$1.5	$(0.1)
Foreign currency exchange losses	0.5	0.8	1.4
Losses (gains) on disposal of fixed assets	(1.0)	0.4	(0.8)
Net change in unrealized losses (gains) on unsettled futures contracts	0.4	(2.2)	3.8
Asbestos-related litigation	6.3	—	—
Acquisition expenses (1)	0.2	0.1	1.0
Special legal contingency charges (2)	1.2	1.2	—
Other items, net	0.7	0.7	0.4
Losses and other expenses, net	$9.3	$2.5	$5.7

(1) Acquisition expenses in 2011 primarily relate to the Kysor/Warren acquisition.
(2) Special legal contingency charges in 2013 and 2012 relate to patent litigation claims involving products from an acquired business. See Note 10 for more information.

23. Supplemental Information:

Below is information about expenses included in our Consolidated Statements of Operations (in millions):

	For the Years Ended December 31,
	2013	2012	2011
Research and development (1)	$53.7	$50.7	$50.3
Advertising, promotions and marketing (2)	45.2	59.4	58.4
Cooperative advertising expenditures (3)	10.9	9.5	9.7
Rent expense (4)	53.5	67.8	69.6
(1) Includes research and development costs related to discontinued operations of $1.2 million and $3.3 million for the years ended December 31, 2012 and 2011, respectively. No research and development costs related to discontinued operations were recorded for the year ended December 31, 2013.
(2) Includes advertising, promotions and marketing costs related to discontinued operations of $4.1 million, $20.1 million and $22.2 million for the years ended December 31, 2013, 2012 and 2011, respectively. Cooperative advertising expenditures were not included in these amounts.
(3) Cooperative advertising expenditures were included in Selling, general and administrative expenses in the Consolidated Statements of Operations.
(4) Includes rent expense related to discontinued operations of $4.5 million, $20.1 million and $20.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Interest Expense, net

The components of Interest expense, net in our Consolidated Statements of Operations were as follows (in millions):

	For the Years Ended December 31,
	2013	2012	2011
Interest expense, net of capitalized interest	$16.5	$18.9	$18.7
Interest income	2.0	1.8	1.9
Interest expense, net	$14.5	$17.1	$16.8

24. Condensed Consolidating Financial Statements:

The Company’s senior unsecured notes are unconditionally guaranteed by certain of the Company’s subsidiaries (the “Guarantor
Subsidiaries”) and are not secured by our other subsidiaries (the “Non-Guarantor Subsidiaries”). The Guarantor Subsidiaries are 100% owned, all guarantees are full and unconditional, and all guarantees are joint and several. As a result of the guarantee arrangements, we are required to present condensed consolidating financial statements.

On March 22, 2013, the Company sold its Service Experts business to a majority-owned entity of American Capital, Ltd. The primary subsidiary for the U.S. Service Experts business had previously been included as a "Guarantor Subsidiary" and the Canada Service Experts subsidiary had previously been included as a "Non-Guarantor Subsidiary." As of December 31, 2013, the U.S. and Canada Service Experts businesses were included in discontinued operations of the condensed consolidating financial statements.

The condensed consolidating financial statements reflect the investments in subsidiaries of the Company using the equity method of accounting. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

Condensed consolidating financial statements of the Company, its Guarantor Subsidiaries and Non-Guarantor Subsidiaries as of December 31, 2013 and December 31, 2012 and for the years ended December 31, 2013, 2012 and 2011 are shown on the following pages.

Condensed Consolidating Balance Sheets
As of December 31, 2013
(In millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$1.1	$10.5	$26.4	$—	$38.0
Accounts and notes receivable, net	—	12.8	395.3	—	408.1
Inventories, net	—	253.6	128.4	(3.2)	378.8
Deferred income taxes, net	0.9	21.2	5.7	(3.3)	24.5
Other assets	3.4	38.4	70.2	(59.0)	53.0
Assets of discontinued operations	—	—	—	—	—
Total current assets	5.4	336.5	626.0	(65.5)	902.4
Property, plant and equipment, net	—	246.4	89.1	—	335.5
Goodwill	—	140.4	76.4	—	216.8
Investment in subsidiaries	1,138.8	337.5	(0.6)	(1,475.7)	—
Deferred income taxes	—	76.9	20.2	(8.6)	88.5
Other assets, net	4.2	64.3	16.4	(1.4)	83.5
Intercompany receivables (payables), net	(460.6)	434.0	26.6	—	—
Total assets	$687.8	$1,636.0	$854.1	$(1,551.2)	$1,626.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$—	$165.9	$—	$165.9
Current maturities of long-term debt	—	1.0	0.3	—	1.3
Accounts payable	11.8	187.8	83.5	—	283.1
Accrued expenses	3.3	168.4	60.4	—	232.1
Income taxes payable	(30.3)	75.7	49.9	(63.7)	31.6
Liabilities of discontinued operations	—	—	—	—	—
Total current liabilities	(15.2)	432.9	360.0	(63.7)	714.0
Long-term debt	217.0	15.8	0.4	—	233.2
Post-retirement benefits, other than pensions	—	4.6	—	—	4.6
Pensions	—	58.4	11.6	—	70.0
Other liabilities	0.3	119.4	11.3	(11.8)	119.2
Total liabilities	202.1	631.1	383.3	(75.5)	1,141.0
Commitments and contingencies
Total stockholders' equity	485.7	1,004.9	470.8	(1,475.7)	485.7
Total liabilities and stockholders' equity	$687.8	$1,636.0	$854.1	$(1,551.2)	$1,626.7

Condensed Consolidating Balance Sheets
As of December 31, 2012
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$1.0	$13.4	$37.4	$—	$51.8
Accounts and notes receivable, net	—	225.8	344.7	(197.1)	373.4
Inventories, net	—	257.3	121.5	(4.0)	374.8
Deferred income taxes, net	—	22.9	6.3	(1.7)	27.5
Other assets	2.0	19.7	78.1	(38.8)	61.0
Assets of discontinued operations	—	25.2	78.4	(5.0)	98.6
Total current assets	3.0	564.3	666.4	(246.6)	987.1
Property, plant and equipment, net	—	239.7	58.5	—	298.2
Goodwill	—	131.8	92.0	—	223.8
Investment in subsidiaries	2,179.9	337.0	(0.2)	(2,516.7)	—
Deferred income taxes	—	87.8	20.8	(5.8)	102.8
Other assets, net	3.7	53.0	23.3	—	80.0
Intercompany receivables (payables), net	(1,289.8)	1,013.6	89.8	186.4	—
Total assets	$896.8	$2,427.2	$950.6	$(2,582.7)	$1,691.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$—	$34.9	$—	$34.9
Current maturities of long-term debt	—	0.5	0.2	—	0.7
Accounts payable	—	198.6	86.1	—	284.7
Accrued expenses	2.5	157.0	60.8	(0.3)	220.0
Income taxes payable	(27.3)	35.0	38.5	(41.7)	4.5
Liabilities of discontinued operations	—	42.3	12.9	—	55.2
Total current liabilities	(24.8)	433.4	233.4	(42.0)	600.0
Long-term debt	335.0	15.6	0.4	—	351.0
Post-retirement benefits, other than pensions	—	6.1	—	—	6.1
Pensions	—	114.7	19.7	—	134.4
Other liabilities	0.5	99.7	9.2	(7.3)	102.1
Total liabilities	310.7	669.5	262.7	(49.3)	1,193.6
Commitments and contingencies
Total stockholders' equity	586.1	1,757.7	687.9	(2,533.4)	498.3
Total liabilities and stockholders' equity	$896.8	$2,427.2	$950.6	$(2,582.7)	$1,691.9

Condensed Consolidating Statements of Operations and Comprehensive Income
For the Year Ended December 31, 2013
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,557.9	$837.0	$(195.8)	$3,199.1
Cost of goods sold	—	1,900.9	632.8	(195.8)	2,337.9
Gross profit	—	657.0	204.2	—	861.2
Operating expenses:
Selling, general and administrative expenses	—	437.1	133.0	—	570.1
Losses and other expenses, net	1.1	7.9	0.3	—	9.3
Restructuring charges	—	2.9	2.1	—	5.0
Income from equity method investments	(181.7)	(26.4)	(9.7)	205.6	(12.2)
Operational income from continuing operations	180.6	235.5	78.5	(205.6)	289.0
Interest expense, net	14.0	(2.1)	2.6	—	14.5
Other expense, net	—	—	0.2	—	0.2
Income from continuing operations before income taxes	166.6	237.6	75.7	(205.6)	274.3
Provision for income taxes	(5.2)	73.7	25.9	—	94.4
Income from continuing operations	171.8	163.9	49.8	(205.6)	179.9
Loss from discontinued operations	—	—	(8.1)	—	(8.1)
Net income	$171.8	$163.9	$41.7	$(205.6)	$171.8
Other comprehensive income (loss)	$(38.8)	$36.3	$(6.1)	$(30.2)	$(38.8)
Comprehensive income	$133.0	$200.2	$35.6	$(235.8)	$133.0

Condensed Consolidating Statements of Operations and Comprehensive Income
For the Year Ended December 31, 2012
(In millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$2,327.7	$824.0	$(202.3)	$2,949.4
Cost of goods sold	0.2	1,799.6	629.2	(201.9)	2,227.1
Gross profit	(0.2)	528.1	194.8	(0.4)	722.3
Operating expenses:
Selling, general and administrative expenses	—	374.3	132.7	—	507.0
Losses and other expenses, net	(1.7)	1.1	3.2	(0.1)	2.5
Restructuring charges	—	2.8	1.4	—	4.2
Income from equity method investments	(116.3)	(17.0)	(7.8)	130.6	(10.5)
Operational income from continuing operations	117.8	166.9	65.3	(130.9)	219.1
Interest expense, net	16.6	(2.4)	2.9	—	17.1
Other expense, net	—	—	0.3	—	0.3
Income from continuing operations before income taxes	101.2	169.3	62.1	(130.9)	201.7
Provision for income taxes	(4.9)	50.5	21.2	(0.1)	66.7
Income from continuing operations	106.1	118.8	40.9	(130.8)	135.0
Loss from discontinued operations	—	(18.5)	(26.5)	—	(45.0)
Net income	$106.1	$100.3	$14.4	$(130.8)	$90.0
Other comprehensive income (loss)	$6.7	$(2.8)	$5.2	$5.7	$14.8
Comprehensive Income	$112.8	$97.5	$19.6	$(125.1)	$104.8

Condensed Consolidating Statements of Operations and Comprehensive Income
For the Year Ended December 31, 2011
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$2,190.1	$850.1	$(199.3)	$2,840.9
Cost of goods sold	0.2	1,721.0	650.6	(200.8)	2,171.0
Gross profit	(0.2)	469.1	199.5	1.5	669.9
Operating expenses:
Selling, general and administrative expenses	—	327.0	149.9	—	476.9
Losses and other expenses, net	12.1	1.4	(7.8)	—	5.7
Restructuring charges	—	10.8	1.7	—	12.5
Income from equity method investments	(135.3)	(31.2)	(7.1)	164.0	(9.6)
Operational income from continuing operations	123.0	161.1	62.8	(162.5)	184.4
Interest expense, net	16.8	(4.0)	4.0	—	16.8
Other expense, net	—	—	0.3	—	0.3
Income from continuing operations before income taxes	106.2	165.1	58.5	(162.5)	167.3
Provision for income taxes	(9.8)	46.0	19.1	0.5	55.8
Income from continuing operations	116.0	119.1	39.4	(163.0)	111.5
Loss from discontinued operations	—	(29.8)	6.6	—	(23.2)
Net income	$116.0	$89.3	$46.0	$(163.0)	$88.3
Other comprehensive loss	$(16.9)	$(22.4)	$(27.3)	$(0.7)	$(67.3)
Comprehensive Income	$99.1	$66.9	$18.7	$(163.7)	$21.0

Condensed Consolidating Statements of Cash Flows
For the Year Ended December 31, 2013
(In millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:	$(30.4)	$328.4	$(87.7)	$—	$210.3
Cash flows from investing activities:
Proceeds from the disposal of property, plant and equipment	—	2.4	—	—	2.4
Purchases of property, plant and equipment	—	(55.8)	(22.5)	—	(78.3)
Net proceeds from sale of business	5.3	—	3.3	—	8.6
Net cash provided by (used in) in investing activities	5.3	(53.4)	(19.2)	—	(67.3)
Cash flows from financing activities:
Short-term borrowings, net	—	—	2.0	—	2.0
Asset securitization borrowings	—	—	330.0	—	330.0
Asset securitization payments	—	—	(200.0)	—	(200.0)
Long-term debt payments	—	(0.7)	(0.3)	—	(1.0)
Borrowings from revolving credit facility	1,425.5	—	—	—	1,425.5
Payments on revolving credit facility	(1,543.5)	—	—	—	(1,543.5)
Proceeds from employee stock purchases	1.8	—	—	—	1.8
Additional investment in subsidiary	—	—	(0.5)	—	(0.5)
Repurchases of common stock	(125.0)	—	—	—	(125.0)
Repurchases of common stock to satisfy employee withholding tax obligations	(12.0)	—	—	—	(12.0)
Excess tax benefits related to share-based payments	6.5	—	—	—	6.5
Intercompany debt	(26.8)	12.3	14.5	—	—
Intercompany financing	332.7	(289.5)	(43.2)	—	—
Cash dividends paid	(34.0)	—	—	—	(34.0)
Net cash provided by (used in) in financing activities	25.2	(277.9)	102.5	—	(150.2)
Increase (decrease) in cash and cash equivalents	0.1	(2.9)	(4.4)	—	(7.2)
Effect of exchange rates on cash and cash equivalents	—	—	(6.6)	—	(6.6)
Cash and cash equivalents, beginning of year	1.0	13.4	37.4	—	51.8
Cash and cash equivalents, end of year	$1.1	$10.5	$26.4	$—	$38.0

Condensed Consolidating Statements of Cash Flows
For the Year Ended December 31, 2012
(In millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:	$20.7	$207.3	$(6.6)	$—	$221.4
Cash flows from investing activities:
Proceeds from the disposal of property, plant and equipment	—	0.1	—	—	0.1
Purchases of property, plant and equipment	—	(37.7)	(12.5)	—	(50.2)
Net proceeds from sale of business	—	10.1	—	—	10.1
Net cash used in discontinued operations	—	(0.5)	0.1	—	(0.4)
Net cash used in investing activities	—	(28.0)	(12.4)	—	(40.4)
Cash flows from financing activities:
Short-term borrowings, net	—	—	0.2	—	0.2
Asset securitization borrowings	—	—	645.0	—	645.0
Asset securitization payments	—	—	(615.0)	—	(615.0)
Long-term debt payments	—	(0.7)	(0.4)	—	(1.1)
Borrowings from revolving credit facility	967.0	—	—	—	967.0
Payments on revolving credit facility	(1,075.0)	—	—	—	(1,075.0)
Proceeds from stock option exercises	0.8	—	—	—	0.8
Repurchases of common stock	(50.1)	—	—	—	(50.1)
Repurchases of common stock to satisfy employee withholding tax obligations	(7.8)	—	—	—	(7.8)
Excess tax benefits related to share-based payments	3.5	—	—	—	3.5
Intercompany debt	2.4	(4.0)	1.6	—	—
Intercompany financing activity	186.1	(170.9)	(15.2)	—	—
Cash dividends paid	(47.6)	—	—	—	(47.6)
Net cash provided by (used in) financing activities	(20.7)	(175.6)	16.2	—	(180.1)
Increase (decrease) in cash and cash equivalents	—	3.7	(2.8)	—	0.9
Effect of exchange rates on cash and cash equivalents	—	—	5.9	—	5.9
Cash and cash equivalents, beginning of year	1.0	9.7	34.3	—	45.0
Cash and cash equivalents, end of year	$1.0	$13.4	$37.4	$—	$51.8

Condensed Consolidating Statements of Cash Flows
For the Year Ended December 31, 2011
(In millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:	$(2.6)	$18.0	$60.8	$—	$76.2
Cash flows from investing activities:
Proceeds from the disposal of property, plant and equipment	—	0.1	0.1	—	0.2
Purchases of property, plant and equipment	—	(34.2)	(7.2)	—	(41.4)
Net proceeds from sale of businesses	—	—	0.6	—	0.6
Acquisition of businesses	—	(147.7)	—	—	(147.7)
Change in restricted cash	—	—	12.2	—	12.2
Net cash used in discontinued operations	—	(1.5)	(0.2)	—	(1.7)
Net cash provided by (used in) investing activities	—	(183.3)	5.5	—	(177.8)
Cash flows from financing activities:
Short-term borrowings, net	—	—	3.8	—	3.8
Asset securitization borrowings	—	—	345.0	—	345.0
Asset securitization payments	—	—	(345.0)	—	(345.0)
Long-term debt payments	—	(0.8)	(0.1)	—	(0.9)
Borrowings from revolving credit facility	1,539.5	—	—	—	1,539.5
Payments on revolving credit facility	(1,396.5)	—	—	—	(1,396.5)
Proceeds from stock option exercises	2.5	—	—	—	2.5
Payments of deferred financing costs	(2.2)	—	—	—	(2.2)
Repurchases of common stock	(119.7)	—	—	—	(119.7)
Repurchases of common stock to satisfy employee withholding tax obligations	(3.3)	—	—	—	(3.3)
Excess tax benefits related to share-based payments	1.4	—	—	—	1.4
Intercompany debt	115.1	(8.1)	(107.0)	—	—
Intercompany financing activity	(177.8)	169.2	8.6	—	—
Cash dividends paid	(36.5)	—	—	—	(36.5)
Net cash provided by (used in) financing activities	(77.5)	160.3	(94.7)	—	(11.9)
Decrease in cash and cash equivalents	(80.1)	(5.0)	(28.4)	—	(113.5)
Effect of exchange rates on cash and cash equivalents	—	—	(1.5)	—	(1.5)
Cash and cash equivalents, beginning of year	81.1	14.7	64.2	—	160.0
Cash and cash equivalents, end of year	$1.0	$9.7	$34.3	$—	$45.0

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our current management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2013, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting

See “Management's Report on Internal Control Over Financial Reporting” included in Item 8 “Financial Statements and Supplementary Data.”

Attestation Report of the Independent Registered Public Accounting Firm

See “Report of Independent Registered Public Accounting Firm” included in Item 8 “Financial Statements and Supplementary Data.”

Changes in Internal Control Over Financial Reporting

There were no changes during the fourth quarter ended December 31, 2013 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information in the sections of our 2014 Proxy Statement captioned "Proposal 1: Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," and "Corporate Governance" is incorporated in this Item 10 by reference. Part I, Item 1 "Business - Executive Officers of the Company" of this Annual Report on Form 10-K identifies our executive officers and is incorporated in this Item 10 by reference.

Item 11. Executive Compensation

The sections of our 2014 Proxy Statement captioned "Executive Compensation," "Director Compensation," "Corporate Governance - Compensation and Human Resource Committee" and "Certain Relationships and Related Party Transactions - Compensation Committee Interlocks and Insider Participation" are incorporated in this Item 11 by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The sections of our 2014 Proxy Statement captioned "Equity Compensation Plan Information" and "Ownership of Common Stock" are incorporated in this Item 12 by reference. Also, refer to Note 14 in the Notes to the Consolidated Financial Statements

for additional information about our equity compensation plans.

Item 13. Certain Relationships and Related Transactions and Director Independence

The sections of our 2014 Proxy Statement captioned "Corporate Governance - Director Independence and - Board Committees" and "Certain Relationships and Related Party Transactions" are incorporated in this Item 13 by reference.

Item 14. Principal Accounting Fees and Services

The section of our 2014 Proxy Statement captioned "Proposal 2: Ratification of the Appointment of Independent Registered Public Accounting Firm" is incorporated in this Item 14 by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Financial Statements

The following financial statements are included in Part II, Item 8 of the Annual Report on Form 10-K:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2013 and 2012

•	Consolidated Statements of Operations for the Years Ended December 31, 2013, 2012 and 2011

•	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2013, 2012 and 2011

•	Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2013, 2012 and 2011

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011

•	Notes to the Consolidated Financial Statements for the Years Ended December 31, 2013, 2012 and 2011

Financial Statement Schedules

The financial statement schedule included in this Annual Report on Form 10-K is Schedule II - Valuation and Qualifying Accounts and Reserves for the Years Ended December 31, 2013, 2012 and 2011 (see Schedule II immediately following the signature page of this Annual Report on Form 10-K).

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

LENNOX INTERNATIONAL INC.

By: /s/ Todd M. Bluedorn
                            Todd M. Bluedorn
February 13, 2014                 Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ TODD M. BLUEDORN	Chief Executive Officer and Chairman of the Board of Directors	February 13, 2014
Todd M. Bluedorn	(Principal Executive Officer)

/s/ JOSEPH W. REITMEIER	Executive Vice President and Chief Financial Officer	February 13, 2014
Joseph W. Reitmeier	(Principal Financial Officer)

/s/ ROY A. RUMBOUGH	Vice President, Controller and Chief Accounting Officer	February 13, 2014
Roy A. Rumbough	(Principal Accounting Officer)

/s/ RICHARD L. THOMPSON	Lead Director	February 13, 2014
Richard L. Thompson

/s/ JANET K. COOPER	Director	February 13, 2014
Janet K. Cooper

/s/ C.L. (JERRY) HENRY	Director	February 13, 2014
C.L. (Jerry) Henry

/s/ JOHN E. MAJOR	Director	February 13, 2014
John E. Major

/s/ JOHN W. NORRIS, III	Director	February 13, 2014
John W. Norris, III

/s/ PAUL W. SCHMIDT	Director	February 13, 2014
Paul W. Schmidt

/s/ TERRY D. STINSON	Director	February 13, 2014
Terry D. Stinson

/s/ GREGORY T. SWIENTON	Director	February 13, 2014
Gregory T. Swienton

/s/ TODD J. TESKE	Director	February 13, 2014
Todd J. Teske

LENNOX INTERNATIONAL INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the Years Ended December 31, 2013, 2012 and 2011
(In millions)

	Balance at beginning of year	Additions charged to cost and expenses	Write-offs	Recoveries	Other	Balance at end of year
2011:
Allowance for doubtful accounts	$11.4	$4.3	$(8.8)	$1.6	$2.8	$11.3
2012:
Allowance for doubtful accounts	$11.3	$3.9	$(6.8)	$1.8	$(0.7)	$9.5
2013:
Allowance for doubtful accounts	$9.5	$3.6	$(4.6)	$1.6	$(0.3)	$9.8

INDEX TO EXHIBITS

3.1
Restated Certificate of Incorporation of Lennox International Inc. (“LII”) (filed as Exhibit 3.1 to LII’s Registration Statement on Form S-1 (Registration Statement No. 333-75725) filed on April 6, 1999 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of LII (filed as Exhibit 3.1 to LII’s Current Report on Form 8-K filed on December 16, 2013 and incorporated herein by reference).
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

4.5
Fourth Supplemental Indenture, dated as of December 10, 2013 among Lennox National Account Services LLC, LGL Australia (US) Inc., Lennox International Inc., each other existing Guarantor under the Indenture, dated as of May 3, 2010, as subsequently supplemented, and U.S. Bank National Association (filed herewith).

4.6	Form of 4.900% Note due 2017 (filed as Exhibit 4.3 to LII’s Current Report on Form 8-K filed on May 6, 2010 and incorporated herein by reference).
10.1
Amendment No. 2 to Amended and Restated Receivables Purchase Agreement, effective as of November 15, 2013, among LPAC Corp., as the Seller, Lennox Industries Inc., as the Master Servicer, Victory Receivables Corporation, as a Purchaser, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as Administrative Agent, a Liquidity Bank, and the BTMU Purchaser Agent, and PNC Bank, National Association as a Liquidity Bank and the PNC Purchaser Agent (filed as Exhibit 10.1 to LII's Current Report on Form 8-K filed on November 19, 2013 and incorporated herein by reference).

10.2
Fourth Amended and Restated Revolving Credit Facility Agreement dated as of October 21, 2011, among Lennox International Inc., a Delaware corporation, the Lenders party thereto, and JPMorgan Chase Bank, National Association, as Administrative Agent (filed as Exhibit 10.2 to LII's Annual Report on Form 10-K filed on February 16, 2012 and incorporated herein by reference).

10.3
Subsidiary Joinder Agreement dated as of December 10, 2013 signed by Lennox National Account Services LLC and LGL Australia (US) Inc. for the benefit of JPMorgan Chase Bank, National Association and the lenders under the Fourth Amended and Restated Revolving Credit Facility Agreement dated as of October 21, 2011 (filed herewith).

10.4
Amended and Restated Lease Agreement, dated as of March 22, 2013, by and between BTMU Capital Leasing & Finance, Inc., as lessor, and Lennox International Inc., as lessee (filed as Exhibit 10.1 to LII's Current Report on Form 8-K filed on March 25, 2013 and incorporated herein by reference).

10.5
Amended and Restated Participation Agreement, dated as of March 22, 2013, by and among Lennox International Inc., as lessee and BTMU Capital Leasing & Finance, Inc., as lessor (filed as Exhibit 10.2 to LII's Current Report on Form 8-K filed on March 25, 2013 and incorporated herein by reference).

10.6
Amended and Restated Memorandum of Lease, Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of March 22, 2013, by and among Lennox International Inc., BTMU Capital Leasing and Finance, Inc. and David Parnell, as Deed of Trust Trustee, for the benefit of BTMU Capital Leasing & Finance, Inc. (filed as Exhibit 10.3 to LII's Current Report on Form 8-K filed on March 25, 2013 and incorporated herein by reference).

10.7	Mutual Release executed March 13, 2013 among JPMorgan Chase Bank, National Association, Service Experts LLC and Service Experts Heating & Air Conditioning LLC (filed herewith).
10.8*	Lennox International Inc. 2010 Incentive Plan, as amended and restated (filed as Exhibit 10.1 to LII's Current Report on Form 8-K filed on May 19, 2010 and incorporated herein by reference).
10.9*	Form of Long-Term Incentive Award Agreement for U.S. Employees - Vice President and Above (for use under the 2010 Incentive Plan) (filed herewith).

10.10*
Form of Restricted Stock Unit Award Agreement for Non-Employee Directors (for use under the 2010 Incentive Plan) (filed as Exhibit 10.9 to LII's Annual Report on Form 10-K filed on February 15, 2013 as incorporated herein by reference).

10.11*	Amendment of Long-Term Incentive Award Agreements for U.S. Employees -Vice President and Above and U.S. Employees- Directors (filed herewith).
10.12*
Amended and Restated 1998 Incentive Plan of Lennox International Inc. (filed as Exhibit 10.1 to LII's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and incorporated herein by reference).

10.13*
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

10.15*
Lennox International Inc. Profit Sharing Restoration Plan, as amended and restated effective January 1, 2009 (filed as Exhibit 10.3 to LII's Current Report on Form 8-K filed on December 17, 2008 and incorporated herein by reference).

10.16*
Lennox International Inc. Supplemental Retirement Plan, as amended and restated effective January 1, 2009 (filed as Exhibit 10.2 to LII's Current Report on Form 8-K filed on December 17, 2008 and incorporated herein by reference).

10.17*
Form of Indemnification Agreement entered into between LII and certain executive officers and directors of LII (filed as Exhibit 10.15 to LII's Registration Statement on Form S-1 (Registration No. 333-75725) filed on April 6, 1999 and incorporated herein by reference).

10.18*
Form of Employment Agreement entered into between LII and certain executive officers of LII (filed as Exhibit 10.30 to LII's Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference).

10.19*
Form of Amendment to Employment Agreement entered into between LII and certain executive officers of LII (filed as Exhibit 10.2 to LII's Current Report on Form 8-K filed on December 12, 2007 and incorporated herein by reference).

10.20*
Form of Change of Control Employment Agreement entered into between LII and certain executive officers of LII (filed as Exhibit 10.1 to LII's Current Report on Form 8-K filed on July 11, 2012 and incorporated herein by reference).

10.21*
Lennox International Inc. Directors' Retirement Plan (as Amended and Restated as of January 1, 2010) (filed as Exhibit 10.1 to LII's Current Report on Form 8-K filed on December 16, 2009 and incorporated herein by reference).

10.22*
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