Form 10-Q
period 2014-03-31
LENNOX INTERNATIONAL INC
filed 2014-04-21
CIK 1069202

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
_________________________________________________
FORM 10-Q
 _________________________________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  [ ]    No  [X]
As of April 17, 2014, the number of shares outstanding of the registrant’s common stock, par value $.01 per share, was 49,146,110.

LENNOX INTERNATIONAL INC.
FORM 10-Q
For the three months ended March 31, 2014

i

Part I - Financial Information
Item 1. Financial Statements
LENNOX INTERNATIONAL INC. AND SUBSIDIARIES Consolidated Balance Sheets

(Amounts in millions, except shares and par values)	As of March 31, 2014	As of December 31, 2013
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$39.0	$38.0
Accounts and notes receivable, net of allowances of $9.5 and $9.8 in 2014 and 2013, respectively	442.2	408.1
Inventories, net	490.3	378.8
Deferred income taxes, net	26.2	24.5
Other assets	59.8	53.0
Total current assets	1,057.5	902.4
Property, plant and equipment, net of accumulated depreciation of $631.8 and $617.3 in 2014 and 2013, respectively	340.6	335.5
Goodwill	218.9	216.8
Deferred income taxes	82.8	88.5
Other assets, net	87.9	83.5
Total assets	$1,787.7	$1,626.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$168.8	$165.9
Current maturities of long-term debt	1.4	1.3
Accounts payable	343.1	283.1
Accrued expenses	205.2	232.1
Income taxes payable	1.5	31.6
Total current liabilities	720.0	714.0
Long-term debt	394.0	233.2
Post-retirement benefits, other than pensions	4.3	4.6
Pensions	60.3	70.0
Other liabilities	117.5	119.2
Total liabilities	1,296.1	1,141.0
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 200,000,000 shares authorized, 87,170,197 shares issued	0.9	0.9
Additional paid-in capital	935.3	912.7
Retained earnings	878.6	870.5
Accumulated other comprehensive loss	(61.1)	(61.1)
Treasury stock, at cost, 38,030,197 shares and 38,066,794 shares in 2014 and 2013, respectively	(1,262.9)	(1,238.1)
Noncontrolling interests	0.8	0.8
Total stockholders’ equity	491.6	485.7
Total liabilities and stockholders' equity	$1,787.7	$1,626.7
The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES Consolidated Statements of Operations (Unaudited)

(Amounts in millions, except per share data)	For the Three Months Ended March 31,
	2014	2013
Net sales	$695.4	$668.4
Cost of goods sold	527.3	506.4
Gross profit	168.1	162.0
Operating Expenses:
Selling, general and administrative expenses	135.6	135.6
Losses and other expenses, net	2.4	1.1
Restructuring charges	0.1	0.5
Income from equity method investments	(3.9)	(3.1)
Operational income from continuing operations	33.9	27.9
Interest expense, net	3.3	3.4
Other expense, net	—	0.1
Income from continuing operations before income taxes	30.6	24.4
Provision for income taxes	10.7	8.6
Income from continuing operations	19.9	15.8
Discontinued Operations:
Loss from discontinued operations before income taxes	—	(13.4)
Benefit from income taxes	—	(5.6)
Loss from discontinued operations	—	(7.8)
Net income	$19.9	$8.0

Earnings per share – Basic:
Income from continuing operations	$0.41	$0.32
Loss from discontinued operations	—	(0.16)
Net income	$0.41	$0.16
Earnings per share – Diluted:
Income from continuing operations	$0.40	$0.31
Loss from discontinued operations	—	(0.15)
Net income	$0.40	$0.16

Weighted Average Number of Shares Outstanding - Basic	49.0	50.3
Weighted Average Number of Shares Outstanding - Diluted	49.9	51.0

Cash dividends declared per share	$0.24	$0.20

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(Amounts in millions)	For the Three Months Ended March 31,
	2014	2013
Net income	$19.9	$8.0
Other comprehensive income (loss):
Foreign currency translation adjustments	2.6	(4.0)
Reclassification of foreign currency translation adjustments into earnings	—	(41.1)
Net change in pension and post-retirement liabilities	(0.4)	(1.1)
Reclassification of pension and post-retirement benefit losses into earnings	1.3	2.0
Change in fair value of available-for-sale marketable equity securities	0.5	(1.5)
Net change in fair value of cash flow hedges	(7.0)	(5.1)
Reclassification of cash flow hedge losses into earnings	1.1	(0.4)
Other comprehensive income (loss) before income taxes	(1.9)	(51.2)
Income tax benefit	1.9	1.9
Other comprehensive income (loss), net of tax	—	(49.3)
Comprehensive income (loss)	$19.9	$(41.3)
The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (Unaudited)

(Amounts in millions)	For the Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$19.9	$8.0
Net loss from discontinued operations	—	7.8
Adjustments to reconcile net income to net cash used in operating activities:
Income from equity method investments	(3.9)	(3.1)
Restructuring expenses, net of cash paid	(0.1)	(1.4)
Provision for bad debts	(0.1)	1.2
Unrealized losses on derivative contracts	0.6	0.5
Stock-based compensation expense	3.8	7.7
Depreciation and amortization	15.0	14.1
Deferred income taxes	0.5	(1.6)
Other items, net	12.8	9.0
Changes in assets and liabilities, net of effects of divestitures:
Accounts and notes receivable	(33.8)	(35.8)
Inventories	(122.9)	(100.9)
Other current assets	(1.7)	(3.5)
Accounts payable	59.5	18.8
Accrued expenses	(33.1)	(43.0)
Income taxes payable and receivable	(29.3)	(9.6)
Other	(12.2)	6.5
Net cash used in discontinued operations	—	(12.0)
Net cash used in operating activities	(125.0)	(137.3)
Cash flows from investing activities:
Purchases of property, plant and equipment	(17.3)	(12.1)
Net proceeds from sale of business	—	5.3
Net cash used in discontinued operations	—	(0.1)
Net cash used in investing activities	(17.3)	(6.9)
Cash flows from financing activities:
Short-term borrowings, net	2.5	1.2
Asset securitization borrowings	—	130.0
Asset securitization payments	—	(140.0)
Long-term debt payments	(0.4)	(0.2)
Borrowings from revolving credit facility	479.0	435.5
Payments on revolving credit facility	(319.0)	(296.5)
Proceeds from employee stock purchases	0.5	0.5
Repurchases of common stock to satisfy employee withholding tax obligations	(10.7)	(4.2)
Excess tax benefits related to share-based payments	4.2	2.3
Cash dividends paid	(11.8)	—
Net cash provided by financing activities	144.3	128.6
Increase (decrease) in cash and cash equivalents	2.0	(15.6)
Effect of exchange rates on cash and cash equivalents	(1.0)	(1.3)
Cash and cash equivalents, beginning of period	38.0	51.8
Cash and cash equivalents, end of period	$39.0	$34.9

Supplemental disclosures of cash flow information:
Interest paid	$1.2	$1.2
Income taxes paid (net of refunds)	$35.4	$11.9
The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. General:

References in this Quarterly Report on Form 10-Q to "we," "our," "us," "LII," or the "Company" refer to Lennox International Inc. and its subsidiaries, unless the context requires otherwise.

Basis of Presentation

The accompanying unaudited Consolidated Balance Sheet as of March 31, 2014, the accompanying unaudited Consolidated
Statements of Operations for the three months ended March 31, 2014 and 2013, the accompanying unaudited Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013, and the accompanying unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013 should be read in conjunction with our audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2013. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The accompanying consolidated financial statements contain all material adjustments, consisting principally of normal recurring adjustments, necessary for a fair presentation of our financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to applicable rules and regulations, although we believe that the disclosures herein are adequate to make the information presented not misleading. The operating results for the interim periods are not necessarily indicative of the results that may be expected for a full year.

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

We evaluate these estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. We believe these estimates and assumptions to be reasonable under the circumstances and will adjust such estimates and assumptions when facts and circumstances dictate. Volatile equity, foreign currency and commodity markets combine to increase the uncertainty inherent in such estimates and assumptions. Future events and their effects cannot be determined with precision and actual results could differ significantly from these estimates. Changes in these estimates will be reflected in the financial statements in future periods.

Reclassifications

Certain amounts have been reclassified from the prior year presentation to conform to the current year presentation.

2. Inventories:

The components of inventories are as follows (in millions):

	As of March 31, 2014	As of December 31, 2013
Finished goods	$345.7	$251.4
Work in process	17.6	11.8
Raw materials and parts	199.7	188.9
Subtotal	563.0	452.1
Excess of current cost over last-in, first-out cost	(72.7)	(73.3)
Total inventories, net	$490.3	$378.8

3. Goodwill:
The changes in the carrying amount of goodwill for the first three months of 2014, in total and by segment, are summarized in the table below (in millions):

	Balance at December 31, 2013	Acquisitions / (Dispositions)	Other (1)	Balance at March 31, 2014
Residential Heating & Cooling	$26.1	$—	$—	$26.1
Commercial Heating & Cooling	64.6	—	—	64.6
Refrigeration	126.1	—	2.1	128.2
Total Goodwill	$216.8	$—	$2.1	$218.9
 (1) Other consists of changes in foreign currency translation rates.

We performed our annual goodwill impairment test in the first quarter of 2014 and, based on a qualitative assessment of impairment indicators for each of our reporting units, did not record any goodwill impairments. We will continue to monitor our reporting units for indicators of impairment throughout the year.

4. Derivatives:

Objectives and Strategies for Using Derivative Instruments

Commodity Price Risk - We utilize a cash flow hedging program to mitigate our exposure to volatility in the prices of metal commodities used in our production processes. Our hedging program includes the use of futures contracts to lock in prices, and as a result, we are subject to derivative losses should the metal commodity prices decrease and gains should the prices increase. We utilize a dollar cost averaging strategy so that a higher percentage of commodity price exposures are hedged near-term and lower percentages hedged at future dates. This strategy allows for protection against near-term price volatility while allowing us to adjust to market price movements over time.

Interest Rate Risk - A portion of our debt bears interest at variable rates, and as a result, we are subject to variability in the cash paid for interest. To mitigate a portion of that risk, we may choose to engage in an interest rate swap hedging strategy to eliminate the variability of interest payment cash flows. We are not currently hedged against interest rate risk.

Foreign Currency Risk - Foreign currency exchange rate movements create a degree of risk by affecting the U.S. dollar value of assets and liabilities arising in foreign currencies. We seek to mitigate the impact of currency exchange rate movements on certain short-term transactions by periodically entering into foreign currency forward contracts. These forward contracts are not designated as hedges and generally expire during the quarter that we enter into them. By entering into forward contracts, we lock in exchange rates that would otherwise cause losses should the U.S. dollar appreciate and gains should the U.S. dollar depreciate.

Cash Flow Hedges

We have commodity futures contracts designated as cash flows hedges that are scheduled to mature through September 2015. Unrealized gains or losses from our cash flow hedges are included in accumulated other comprehensive income (loss) (“AOCI”) and are expected to be reclassified into earnings within the next 18 months based on the prices of the commodities at the settlement dates. We recorded the following amounts in AOCI related to our cash flow hedges (in millions):

	As of March 31, 2014	As of December 31, 2013
Unrealized losses on unsettled futures contracts	$6.7	$0.8
Income tax benefit	(2.4)	(0.2)
Losses included in AOCI, net of tax (1)	$4.3	$0.6
(1) Assuming commodity prices remain constant, we expect to reclassify $3.9 million of derivative losses into earnings within the next 12 months.

We had the following outstanding commodity futures contracts designated as cash flow hedges (in millions of pounds):

	As of March 31, 2014	As of December 31, 2013
Copper	27.2	22.9

Derivatives not Designated as Cash Flow Hedges

For commodity derivatives not designated as cash flow hedges, we follow the same hedging strategy as derivatives designated as cash flow hedges, except that we elect not to designate them as cash flow hedges at the inception of the arrangement. We had the following outstanding commodity futures contracts not designated as cash flow hedges (in millions of pounds):

	As of March 31, 2014	As of December 31, 2013
Copper	2.9	2.0
Aluminum	2.7	2.7
We also had the following outstanding foreign currency forward contracts not designated as cash flow hedges (in millions):

	As of March 31, 2014	As of December 31, 2013
Notional Amounts (in local currency):
Brazilian Real	3.5	1.2
Mexican Peso	83.6	130.0
British Pound	3.4	3.4
Indian Rupee	—	28.0
Polish Zloty	29.2	32.6

Information About the Locations and Amounts of Derivative Instruments

The following tables provide the locations and amounts of derivative fair values in the Consolidated Balance Sheets and derivative gains and losses in the Consolidated Statements of Operations (in millions):

	Fair Values of Derivative Instruments (1)
	Derivatives Designated as Hedging Instruments		Derivatives Not Designated as Hedging Instruments
	As of March 31, 2014	As of December 31, 2013	As of March 31, 2014	As of December 31, 2013
Current Assets:
Other Assets
Commodity futures contracts	$—	$0.1	$—	$—
Foreign currency forward contracts	—	—	0.1	0.1
Non-Current Assets:
Other Assets, net
Commodity futures contracts	—	0.3	—	—
Total Assets	$—	$0.4	$0.1	$0.1
Current Liabilities:
Accrued Expenses
Commodity futures contracts	$6.3	$1.2	$0.7	$0.3
Foreign currency forward contracts	—	—	—	—
Non-Current Liabilities:
Other Liabilities
Commodity futures contracts	0.5	—	0.1	—
Total Liabilities	$6.8	$1.2	$0.8	$0.3
 (1) All derivative instruments are classified as Level 2 within the fair value hierarchy. See Note 16 for more information.

Derivatives Designated as Cash Flow Hedges	For the Three Months Ended March 31,
	2014	2013
Amount of Loss (gain) reclassified from AOCI into Income (Effective Portion) (1)	$1.1	$(0.4)
Amount of Loss recognized in Net income (Ineffective Portion) (2)	$0.1	$0.2

Derivatives Not Designated as Hedging Instruments	For the Three Months Ended March 31,
	2014	2013
Amount of Loss (Gain) Recognized in Net Income:
Commodity futures contracts (2)	$0.7	$0.8
Foreign currency forward contracts (2)	0.1	(0.5)
	$0.8	$0.3
(1) The loss (gain) was recorded in Cost of goods sold in the accompanying Consolidated Statements of Operations.
(2) The loss (gain) was recorded in Losses and other expenses, net in the accompanying Consolidated Statements of Operations.

5. Income Taxes:

As of March 31, 2014, we had approximately $1.7 million in total gross unrecognized tax benefits. Of this amount, $1.4 million (net of federal benefit on state issues), if recognized, would be recorded through the Consolidated Statement of Operations. As of March 31, 2014, we had approximately $0.2 million (net of federal tax benefits) in interest and penalties recognized in income tax expense in accordance with FASB Accounting Standards Codification ("ASC") Topic 740.

We are currently under examination for our U.S. federal income taxes for 2013 and 2014 and are subject to examination by numerous other taxing authorities in the U.S. and in jurisdictions such as Australia, Belgium, France, Canada, and Germany. We are generally no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by taxing authorities for years prior to 2008.

Since January 1, 2014, numerous states, including Indiana and New York, have enacted legislation effective for tax years beginning on or after January 1, 2014, including changes to rates. The impact of these changes is immaterial.

6. Commitments and Contingencies:

Product Warranties and Product Related Contingencies

We offer warranties to customers for some of our products and record liabilities for estimated future warranty-related costs based on failure rates, cost experience and other factors. We periodically review the assumptions used to determine the product warranty liabilities and will adjust the liabilities in future periods for changes in assumptions, as necessary.

Liabilities for estimated product warranty costs related to continuing operations are included in the following captions on the accompanying Consolidated Balance Sheets (in millions):

	As of March 31, 2014	As of December 31, 2013
Accrued expenses	$29.2	$28.7
Other liabilities	52.4	52.9
Total warranty liability	$81.6	$81.6
The changes in product warranty liabilities related to continuing operations for the three months ended March 31, 2014 were as follows (in millions):

Total warranty liability as of December 31, 2013	$81.6
Warranty claims paid	(4.8)
Changes resulting from issuance of new warranties	6.6
Changes in estimates associated with pre-existing liabilities	(1.6)
Changes in foreign currency translation rates and other	(0.2)
Total warranty liability as of March 31, 2014	$81.6
We may also incur costs related to our products that may not be covered under our warranties and are not covered by insurance, and, from time to time, we may repair or replace installed products experiencing quality issues in order to satisfy our customers and to protect our brand. These product quality issues may be caused by vendor-supplied components that fail to meet required specifications.
We have liabilities for non-warranty product quality issues related to a heating and cooling product line produced in 2006 and 2007 that we believe resulted from vendor-supplied materials. The changes in the accrued product quality issues for the three months ended March 31, 2014 were as follows (in millions):

Total accrued product quality issues as of December 31, 2013	$4.7
Changes in estimates associated with pre-existing liabilities	—
Product quality claims paid	(0.2)
Total accrued product quality issues as of March 31, 2014	$4.5

The expenses related to these product quality issues were classified in Cost of Goods Sold in the Consolidated Statements of Operations and the related liabilities are included in Accrued Expenses in the Consolidated Balance Sheets. The expense for these product quality issues, and the related liabilities, are not included in the above tables related to our estimated product warranty liabilities. We may incur additional charges for these product quality issues in the future as more information becomes available.

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

Some of these claims and lawsuits allege personal injury or health problems resulting from exposure to asbestos that was integrated into certain of our products. We have never manufactured asbestos and have not incorporated asbestos-containing components into our products for several decades. A substantial majority of asbestos-related claims have been covered by insurance or other forms of indemnity or have been dismissed without payment. The remainder of our closed cases have been resolved for amounts that are not material, individually or in the aggregate. Our defense costs for asbestos-related claims are generally covered by insurance; however, our insurance coverage for settlements and judgments for asbestos-related claims vary depending on several factors and are subject to policy limits. As a result, we may have greater financial exposure for future settlements and judgments. For the three months ended March 31, 2014, and 2013, expenses for asbestos-related litigation were $0.2 million and $0.6 million, net of insurance recoveries, respectively.

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

7. Lines of Credit and Financing Arrangements:

The following table summarizes our outstanding debt obligations and their classification in the accompanying Consolidated Balance Sheets (in millions):

	As of March 31, 2014	As of December 31, 2013
Short-Term Debt:
Asset Securitization Program	$160.0	$160.0
Foreign obligations	8.8	5.9
Total short-term debt	$168.8	$165.9
Current maturities of long-term debt:
Capital lease obligations	$1.4	$1.3
Long-Term Debt:
Capital lease obligations	$17.0	$16.2
Domestic revolving credit facility	177.0	17.0
Senior unsecured notes	200.0	200.0
Total long-term debt	$394.0	$233.2
Total debt	$564.2	$400.4

Short-Term Debt

Foreign Obligations

Through several of our foreign subsidiaries, we have facilities available to assist in financing seasonal borrowing needs for our foreign locations. We had $8.8 million and $5.9 million of foreign obligations as of March 31, 2014 and December 31, 2013, respectively, that were primarily borrowings under non-committed facilities.

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

The ASP provides for a maximum securitization amount ranging from $160.0 million to $220.0 million, depending on the period. The maximum capacity under the ASP is the lesser of the maximum securitization amount or 100% of the net pool balance less reserves, as defined by the ASP. Eligibility for securitization is limited based on the amount and quality of the qualifying accounts receivable and is calculated monthly. The eligible amounts available and beneficial interests sold were as follows (in millions):

	As of March 31, 2014	As of December 31, 2013
Eligible amount available under the ASP on qualified accounts receivable	$160.0	$160.0
Beneficial interest sold	160.0	160.0
Remaining amount available	$—	$—
We pay certain discount fees to use the ASP and to have the facility available to us. These fees relate to both the used and unused portions of the securitization. The used fee is based on the beneficial interest sold and calculated on the average LIBOR rate or floating commercial paper rate determined by the purchaser of the beneficial interest, plus a program fee of 0.60%. The average rate for both March 31, 2014 and December 31, 2013 was 0.78%. The unused fee is based on 101% of the maximum available amount less the beneficial interest sold and is calculated at a 0.30% fixed rate throughout the term of the agreement. In addition, a 0.05% unused fee is charged on incremental available amounts above $160 million during certain months of the year. We recorded these fees in Interest expense, net in the accompanying Consolidated Statements of Operations.

The ASP contains certain restrictive covenants relating to the quality of our accounts receivable and certain cross-default provisions with our Fourth Amended and Restated Revolving Credit Facility Agreement ("Domestic Revolving Credit Facility"), senior unsecured notes and any other indebtedness we may have over $75.0 million. The administrative agent under the ASP is also a participant in our Domestic Revolving Credit Facility. The participating financial institutions have investment grade credit ratings. We continue to evaluate their credit ratings and have no reason to believe they will not perform under the ASP. As of March 31, 2014, we were in compliance with all covenant requirements.

Long-Term Debt

Domestic Revolving Credit Facility

Under our $650 million Domestic Revolving Credit Facility, we had outstanding borrowings of $177.0 million as well as $33.5 million committed to standby letters of credit as of March 31, 2014. Subject to covenant limitations, $439.5 million was available for future borrowings. The Domestic Revolving Credit Facility provides for issuance of letters of credit for the full amount of the credit facility and matures in October 2016. Additionally, at our request and subject to certain conditions, the commitments under the Domestic Revolving Credit Facility may be increased by a maximum of $100 million as long as existing or new lenders agree to provide such additional commitments.

Our weighted average borrowing rate on the facility was as follows:

	As of March 31, 2014	As of December 31, 2013
Weighted average borrowing rate	1.13%	1.17%
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

Each of our major debt agreements contains provisions by which a default under one agreement causes a default in the others (a "cross default"). If a cross default under the Domestic Revolving Credit Facility, our senior unsecured notes, the Lake Park Renewal (recorded as an operating lease), or our ASP were to occur, it could have a wider impact on our liquidity than might otherwise occur from a default of a single debt instrument or lease commitment. If any event of default occurs and is continuing, lenders with a majority of the aggregate commitments may require the administrative agent to terminate our right to borrow under our Domestic Revolving Credit Facility and accelerate amounts due under our Domestic Revolving Credit Facility (except for a bankruptcy event of default, in which case such amounts will automatically become due and payable and the lenders’ commitments will automatically terminate). As of March 31, 2014, we were in compliance with all covenant requirements.

Senior Unsecured Notes

We issued $200.0 million of senior unsecured notes in May 2010 through a public offering. Interest is paid semiannually on May 15 and November 15 at a fixed interest rate of 4.90% per annum. These notes mature on May 15, 2017. The notes are guaranteed, on a senior unsecured basis, by each of our domestic subsidiaries that guarantee payment by us of any indebtedness under our Domestic Revolving Credit Facility. The indenture governing the notes contains covenants that, among other things, limit our ability and the ability of the subsidiary guarantors to: create or incur certain liens; enter into certain sale and leaseback transactions; enter into certain mergers, consolidations and transfers of substantially all of our assets; and transfer certain properties. The indenture also contains a cross default provision which is triggered if we default on other debt of at least $75.0 million in principal which is then accelerated, and such acceleration is not rescinded within 30 days of the notice date. As of March 31, 2014, we were in compliance with all covenant requirements.

8. Pension and Post-retirement Benefit Plans:

The components of net periodic benefit cost were as follows (in millions):

	For the Three Months Ended March 31,
	2014	2013	2014	2013
	Pension Benefits		Other Benefits
Service cost	$1.1	$1.3	$—	$—
Interest cost	4.4	4.1	—	0.1
Expected return on plan assets	(5.7)	(5.2)	—	—
Amortization of prior service cost	0.1	0.1	(0.8)	(0.8)
Recognized actuarial loss	1.6	2.4	0.4	0.4
Settlements and curtailments	—	0.5	—	—
Net periodic benefit cost (1)	$1.5	$3.2	$(0.4)	$(0.3)
(1) All net periodic benefit cost for the three months ended March 31, 2014 and 2013 related to continuing operations.

9. Stock-Based Compensation:

We issue various long-term incentive awards, including performance share units, restricted stock units and stock appreciation rights under the Lennox International Inc. 2010 Incentive Plan, as amended and restated. Stock-based compensation expense related to continuing operations is included in Selling, General and Administrative expenses in the accompanying Consolidated Statements of Operations as follows (in millions):

	For the Three Months Ended March 31,
	2014	2013
Stock-based compensation expense (1)	$3.8	$7.7
(1) All expense was recorded in our Corporate and other business segment.

10. Stock Repurchases:

Our Board of Directors has authorized a total of $700.0 million towards the repurchase of shares of our common stock (collectively referred to as the "Share Repurchase Plans"). The Share Repurchase Plans authorize open market repurchase transactions and do not have an expiration date. There were no additional share repurchase authorizations in the first quarter of 2014. As of March 31, 2014, $246.2 million of shares may yet be repurchased under the Share Repurchase Plans.

We did not repurchase any shares under the Share Repurchase Plans in the first three months of 2014. However, we repurchased 0.1 million shares for $10.7 million for the three months ended March 31, 2014 from employees who surrendered their shares to satisfy minimum tax withholding obligations upon the exercise of long-term incentive awards.

11. Comprehensive Income:

The following table provides information on items not reclassified in their entirety from AOCI to Net Income in the accompanying Consolidated Statements of Operations (in millions):

	For the three months ended March 31,		Affected Line Item(s) in the Consolidated Statements of Operations
	2014	2013
Gains (losses) on cash flow hedges:
Commodity futures contracts	$(1.1)	$0.4	Cost of goods sold
Income tax benefit (expense)	0.4	(0.1)	Provision for income taxes
Net of tax	$(0.7)	$0.3

Defined Benefit Plan items:
Pension and post-retirement benefit costs	$(1.3)	$(2.0)	Cost of goods sold; Selling, general and administrative expenses
Income tax benefit	0.5	0.7	Provision for income taxes
Net of tax	$(0.8)	$(1.3)

Foreign currency translation adjustments:
Sale of foreign business (1)	$—	$41.1	Loss from discontinued operations

Total reclassifications from AOCI to Net income	$(1.5)	$40.1
(1) The reclassification of foreign currency translation adjustments relates to the sale of the Service Experts business in the first quarter of 2013. Refer to Note 13 for details.

The following table provides information on changes in AOCI, by component (net of tax), for the three months ended March 31, 2014 (in millions):

	Gains (Losses) on Cash Flow Hedges	Unrealized Gains on Available-for-Sale Securities	Defined Benefit Pension Plan Items	Foreign Currency Translation Adjustments	Total AOCI
AOCI as of December 31, 2013	$(0.6)	$2.5	$(106.0)	$43.0	$(61.1)
Other comprehensive (loss) income before reclassifications	(4.4)	0.5	(0.2)	2.6	(1.5)
Amounts reclassified from AOCI	0.7	—	0.8	—	1.5
Net other comprehensive (loss) income	(3.7)	0.5	0.6	2.6	—
AOCI as of March 31, 2014	$(4.3)	$3.0	$(105.4)	$45.6	$(61.1)

12. Restructuring Charges:

We record restructuring charges associated with management-approved restructuring plans when we reorganize or remove duplicative headcount and infrastructure within our businesses. Restructuring charges include severance costs to eliminate a specified number of employees, infrastructure charges to vacate facilities and consolidate operations, contract cancellation costs and other related activities. The timing of associated cash payments is dependent upon the type of restructuring charge and can extend over a multi-year period. Restructuring charges are not included in our calculation of segment profit (loss), as more fully explained in Note 15.

Restructuring Activities in 2014

There were several ongoing restructuring activities as of March 31, 2014, however, none were individually significant and there were no significant restructuring charges incurred in the first quarter of 2014.

Total Restructuring

Information regarding the restructuring charges for all ongoing activities are presented in the table below (in millions):

	Charges Incurred in 2014	Charges Incurred to Date	Total Charges Expected to be Incurred
Severance and related expense	$—	$6.5	$6.5
Asset write-offs and accelerated depreciation	—	1.5	1.5
Equipment moves	—	—	—
Lease termination	—	—	—
Other	0.1	1.7	1.9
Total restructuring charges	$0.1	$9.7	$9.9
While restructuring charges are excluded from our calculation of segment profit (loss), the table below presents the restructuring charges associated with each segment (in millions):

	Charges Incurred in 2014	Charges Incurred to Date	Total Charges Expected to be Incurred
Residential Heating & Cooling	$—	$1.3	$1.3
Commercial Heating & Cooling	—	0.9	0.9
Refrigeration	0.1	7.5	7.7
Corporate & Other	—	—	—
Total restructuring charges	$0.1	$9.7	$9.9
Restructuring reserves are included in Accrued expenses in the accompanying Consolidated Balance Sheets. The table below details the activity in 2014 within the restructuring reserves (in millions):

	Balance as of December 31, 2013	Charged to Earnings	Cash Utilization	Non-Cash Utilization and Other	Balance as of March 31, 2014
Severance and related expense	$1.6	$—	$(0.1)	$(0.1)	$1.4
Asset write-offs and accelerated depreciation	—	—	—	—	—
Equipment moves	—	—	—	—	—
Lease termination	—	—	—	—	—
Other	—	0.1	(0.1)	—	—
Total restructuring reserves	$1.6	$0.1	$(0.2)	$(0.1)	$1.4

13. Discontinued Operations:

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

There were no assets and liabilities related to the Service Experts or Hearth businesses included in the accompanying Consolidated Balance Sheets as of March 31, 2014 or December 31, 2013. The gains and losses on the sale of these businesses and their operating results for all periods are presented in discontinued operations in the accompanying Consolidated Statements of Operations. The following table provides a summary of net trade sales, pre-tax operating income (loss) and other supplemental information related to discontinued operations (in millions):

	Service Experts		Hearth
	For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2014	2013	2014	2013
Net trade sales (1)	$—	$73.5	$—	$—
Pre-tax operating income (loss) (1)	—	(15.1)	—	0.1
Gain (loss) on sale of business	(0.1)	1.7	0.1	—
(1) Excludes eliminations of intercompany sales and any associated profit.

14. Earnings Per Share:

Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net income by the sum of the weighted-average number of shares and the number of equivalent shares assumed outstanding, if dilutive, under our stock-based compensation plans.

The computations of basic and diluted earnings per share for Net income were as follows (in millions, except per share data):

	For the Three Months Ended March 31,
	2014	2013
Net income	$19.9	$8.0
Add: Loss from discontinued operations	—	7.8
Income from continuing operations	$19.9	$15.8

Weighted-average shares outstanding – basic	49.0	50.3
Add: Potential effect of dilutive securities attributable to stock-based payments	0.9	0.7
Weighted-average shares outstanding – diluted	49.9	51.0

Earnings per share – Basic:
Income from continuing operations	$0.41	$0.32
Loss from discontinued operations	—	(0.16)
Net income	$0.41	$0.16

Earnings per share – Diluted:
Income from continuing operations	$0.40	$0.31
Loss from discontinued operations	—	(0.15)
Net income	$0.40	$0.16

The following stock appreciation rights were outstanding but not included in the diluted earnings per share calculation because the assumed exercise of such rights would have been anti-dilutive (in millions, except for per share data):

	For the Three Months Ended March 31,
	2014	2013
Weighted-average number of shares	0.3	0.4
Price per share	$81.11-$81.14	$51.11-$51.40

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

As they arise, transactions between segments are recorded on an arm’s-length basis using the relevant market prices. Any intercompany sales and associated profit (and any other intercompany items) are eliminated from segment results. There were no significant intercompany eliminations for the periods presented below.

Segment Data

Net sales and segment profit (loss) for each segment, along with a reconciliation of segment profit (loss) to Income from continuing operations before income taxes, are shown below (in millions):

	For the Three Months Ended March 31,
	2014	2013
Net Sales
Residential Heating & Cooling	$342.1	$314.5
Commercial Heating & Cooling	173.0	163.0
Refrigeration	180.3	190.9
	$695.4	$668.4

Segment Profit (Loss) (1)
Residential Heating & Cooling	$24.4	$20.5
Commercial Heating & Cooling	10.2	11.1
Refrigeration	12.1	16.7
Corporate and other	(11.4)	(18.9)
Subtotal that includes segment profit and eliminations	35.3	29.4
Reconciliation to income from continuing operations before income taxes:
Special product quality adjustments	—	(0.2)
Items in Losses and other expenses, net that are excluded from segment profit (loss) (1)	1.3	1.3
Restructuring charges	0.1	0.5
Interest expense, net	3.3	3.4
Income from continuing operations before income taxes	$30.6	$24.4
(1) The Company defines segment profit and loss as a segment's income or loss from continuing operations before income taxes included in the accompanying Consolidated Statements of Operations, excluding:

•	Special product quality adjustments;

•	The following items in Losses and other expenses, net:

◦	Net change in unrealized gains and/or losses on unsettled futures contracts,

◦	Special legal contingency charges,

◦	Asbestos-related litigation, and

◦	Other items, net;

•	Restructuring charges;

•	Goodwill, long-lived asset, and equity method investment impairments;

•	Interest expense, net; and

•	Other expense, net.

Total Assets by Segment

Except for the seasonal increase in total assets across all reportable segments, there have not been any material changes in the composition of total assets by segment since December 31, 2013.

16. Fair Value Measurements:

Fair Value Hierarchy

The methodologies used to determine the fair value of our financial assets and liabilities at March 31, 2014 were the same as those used at December 31, 2013.

Assets and Liabilities Carried at Fair Value on a Recurring Basis

Derivatives

Derivatives were classified as Level 2 and primarily valued using estimated future cash flows based on observed prices from exchange-traded derivatives. We also considered the counterparty's creditworthiness, or our own creditworthiness, as appropriate. Adjustments were recorded to reflect the risk of credit default, however, they were insignificant to the overall value of the derivatives. Refer to Note 4 for more information related to our derivative instruments.

Marketable Equity Securities

The following table presents the fair values of an investment in marketable equity securities, classified as Level 1 and related to publicly traded stock of a non-U.S. company, recorded in Other assets, net in the accompanying Consolidated Balance Sheets (in millions):

	As of March 31, 2014	As of December 31, 2013
Investment in marketable equity securities	$4.9	$4.4

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

The fair value of our senior unsecured notes in Long-term debt, classified as Level 2, was based on the amount of future cash flows using current market rates for debt instruments of similar maturities and credit risk. The following table presents their fair value (in millions):

	As of March 31, 2014	As of December 31, 2013
Senior unsecured notes	$217.4	$214.0

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

The condensed consolidating financial statements reflect the investments in subsidiaries of the Company using the equity method of accounting. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. Condensed consolidating financial statements of the Company, its Guarantor Subsidiaries and Non-Guarantor Subsidiaries as of March 31, 2014 and December 31, 2013 and for the three months ended March 31, 2014 and 2013 are shown on the following pages.

Lennox International Inc. and Subsidiaries
Condensed Consolidating Balance Sheets
As of March 31, 2014

(Amounts in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$1.2	$10.9	$26.9	$—	$39.0
Accounts and notes receivable, net	—	15.8	426.4	—	442.2
Inventories, net	—	358.3	136.1	(4.1)	490.3
Deferred income taxes, net	2.5	21.2	5.8	(3.3)	26.2
Other assets	3.9	40.6	80.1	(64.8)	59.8
Total current assets	7.6	446.8	675.3	(72.2)	1,057.5
Property, plant and equipment, net	—	246.7	93.9	—	340.6
Goodwill	—	140.4	78.5	—	218.9
Investment in subsidiaries	1,165.0	370.3	(0.6)	(1,534.7)	—
Deferred income taxes	—	70.9	20.5	(8.6)	82.8
Other assets, net	3.7	64.8	20.9	(1.5)	87.9
Intercompany receivables (payables), net	(233.0)	222.8	10.2	—	—
Total assets	$943.3	$1,562.7	$898.7	$(1,617.0)	$1,787.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$—	$168.8	$—	$168.8
Current maturities of long-term debt	—	1.0	0.4	—	1.4
Accounts payable	11.9	254.3	76.9	—	343.1
Accrued expenses	11.1	130.6	63.6	(0.1)	205.2
Income taxes payable	50.9	(35.0)	55.4	(69.8)	1.5
Total current liabilities	73.9	350.9	365.1	(69.9)	720.0
Long-term debt	377.0	16.7	0.3	—	394.0
Post-retirement benefits, other than pensions	—	4.3	—	—	4.3
Pensions	—	49.5	10.8	—	60.3
Other liabilities	0.8	117.0	11.5	(11.8)	117.5
Total liabilities	451.7	538.4	387.7	(81.7)	1,296.1
Commitments and contingencies
Total stockholders' equity	491.6	1,024.3	511.0	(1,535.3)	491.6
Total liabilities and stockholders' equity	$943.3	$1,562.7	$898.7	$(1,617.0)	$1,787.7

Lennox International Inc. and Subsidiaries
Condensed Consolidating Balance Sheets
As of December 31, 2013

(Amounts in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$1.1	$10.5	$26.4	$—	$38.0
Accounts and notes receivable, net	—	12.8	395.3	—	408.1
Inventories, net	—	253.6	128.4	(3.2)	378.8
Deferred income taxes, net	0.9	21.2	5.7	(3.3)	24.5
Other assets	3.4	38.4	70.2	(59.0)	53.0
Total current assets	5.4	336.5	626.0	(65.5)	902.4
Property, plant and equipment, net	—	246.4	89.1	—	335.5
Goodwill	—	140.4	76.4	—	216.8
Investment in subsidiaries	1,138.8	337.5	(0.6)	(1,475.7)	—
Deferred income taxes	—	76.9	20.2	(8.6)	88.5
Other assets, net	4.2	64.3	16.4	(1.4)	83.5
Intercompany receivables (payables), net	(460.6)	434.0	26.6	—	—
Total assets	$687.8	$1,636.0	$854.1	$(1,551.2)	$1,626.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$—	$165.9	$—	$165.9
Current maturities of long-term debt	—	1.0	0.3	—	1.3
Accounts payable	11.8	187.8	83.5	—	283.1
Accrued expenses	3.3	168.4	60.4	—	232.1
Income taxes payable	(30.3)	75.7	49.9	(63.7)	31.6
Total current liabilities	(15.2)	432.9	360.0	(63.7)	714.0
Long-term debt	217.0	15.8	0.4	—	233.2
Post-retirement benefits, other than pensions	—	4.6	—	—	4.6
Pensions	—	58.4	11.6	—	70.0
Other liabilities	0.3	119.4	11.3	(11.8)	119.2
Total liabilities	202.1	631.1	383.3	(75.5)	1,141.0
Commitments and contingencies
Total stockholders' equity	485.7	1,004.9	470.8	(1,475.7)	485.7
Total liabilities and stockholders' equity	$687.8	$1,636.0	$854.1	$(1,551.2)	$1,626.7

Lennox International Inc. and Subsidiaries
Condensed Consolidating Statements of Operations and Comprehensive Income
For the Three Months Ended March 31, 2014

(Amounts in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$559.2	$182.6	$(46.4)	$695.4
Cost of goods sold	—	433.3	139.4	(45.4)	527.3
Gross profit	—	125.9	43.2	(1.0)	168.1
Operating expenses:
Selling, general and administrative expenses	—	104.2	31.4	—	135.6
Losses and other expenses, net	0.9	0.8	0.7	—	2.4
Restructuring charges	—	—	0.1	—	0.1
Income from equity method investments	(22.4)	(2.4)	(3.2)	24.1	(3.9)
Operational income from continuing operations	21.5	23.3	14.2	(25.1)	33.9
Interest expense, net	3.0	(0.6)	0.9	—	3.3
Other expense, net	—	—	—	—	—
Income from continuing operations before income taxes	18.5	23.9	13.3	(25.1)	30.6
Provision for income taxes	(1.4)	7.8	4.7	(0.4)	10.7
Income from continuing operations	19.9	16.1	8.6	(24.7)	19.9
Loss from discontinued operations	—	—	—	—	—
Net income	$19.9	$16.1	$8.6	$(24.7)	$19.9
Other comprehensive income, net of tax	—	3.3	1.3	(4.6)	—
Comprehensive income	$19.9	$19.4	$9.9	$(29.3)	$19.9

Lennox International Inc. and Subsidiaries
Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
For the Three Months Ended March 31, 2013

(Amounts in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$520.7	$189.5	$(41.8)	$668.4
Cost of goods sold	—	404.4	143.3	(41.3)	506.4
Gross profit	—	116.3	46.2	(0.5)	162.0
Operating expenses:
Selling, general and administrative expenses	—	102.6	33.0	—	135.6
Losses and other expenses, net	0.4	0.4	0.3	—	1.1
Restructuring charges	—	0.3	0.2	—	0.5
Income from equity method investments	(7.9)	2.5	(2.8)	5.1	(3.1)
Operational income from continuing operations	7.5	10.5	15.5	(5.6)	27.9
Interest expense, net	3.3	(0.5)	0.6	—	3.4
Other expense, net	—	—	0.1	—	0.1
Income from continuing operations before income taxes	4.2	11.0	14.8	(5.6)	24.4
Provision for income taxes	(1.3)	4.8	5.3	(0.2)	8.6
Income from continuing operations	5.5	6.2	9.5	(5.4)	15.8
Loss from discontinued operations	—	(7.8)	—	—	(7.8)
Net income	$5.5	$(1.6)	$9.5	$(5.4)	$8.0
Other comprehensive income (loss), net of tax	(3.4)	0.8	(46.0)	(0.7)	(49.3)
Comprehensive income (loss)	$2.1	$(0.8)	$(36.5)	$(6.1)	$(41.3)

Lennox International Inc. and Subsidiaries
Condensed Consolidating Statements of Cash Flows
For the Three Months Ended March 31, 2014

(Amounts in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$85.4	$(198.8)	$(11.6)	$—	$(125.0)
Cash flows from investing activities:
Purchases of property, plant and equipment	—	(11.7)	(5.6)	—	(17.3)
Net proceeds from sale of business	—	—	—	—	—
Net cash used in discontinued operations	—	—	—	—	—
Net cash used in investing activities	—	(11.7)	(5.6)	—	(17.3)
Cash flows from financing activities:
Short-term borrowings, net	—	—	2.5	—	2.5
Asset securitization borrowings	—	—	—	—	—
Asset securitization payments	—	—	—	—	—
Long-term debt payments	—	(0.3)	(0.1)	—	(0.4)
Borrowings from revolving credit facility	479.0	—	—	—	479.0
Payments on revolving credit facility	(319.0)	—	—	—	(319.0)
Proceeds from employee stock purchases	0.5	—	—	—	0.5
Repurchases of common stock to satisfy employee withholding tax obligations	(10.7)	—	—	—	(10.7)
Excess tax benefits related to share-based payments	4.2	—	—	—	4.2
Intercompany debt	(6.4)	(4.1)	10.5	—	—
Intercompany financing activity	(221.1)	215.3	5.8	—	—
Cash dividends paid	(11.8)	—	—	—	(11.8)
Net cash provided by financing activities	(85.3)	210.9	18.7	—	144.3
Increase in cash and cash equivalents	0.1	0.4	1.5	—	2.0
Effect of exchange rates on cash and cash equivalents	—	—	(1.0)	—	(1.0)
Cash and cash equivalents, beginning of period	1.1	10.5	26.4	—	38.0
Cash and cash equivalents, end of period	$1.2	$10.9	$26.9	$—	$39.0

Lennox International Inc. and Subsidiaries
Condensed Consolidating Statements of Cash Flows
For the Three Months Ended March 31, 2013

(Amounts in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$54.3	$(168.3)	$(23.3)	$—	$(137.3)
Cash flows from investing activities:
Purchases of property, plant and equipment	—	(9.3)	(2.8)	—	(12.1)
Net proceeds from sale of business	2.0	—	3.3	—	5.3
Net cash used in discontinued operations	—	(0.1)	—	—	(0.1)
Net cash used in investing activities	2.0	(9.4)	0.5	—	(6.9)
Cash flows from financing activities:
Short-term borrowings, net	—	—	1.2	—	1.2
Asset securitization borrowings	—	—	130.0	—	130.0
Asset securitization payments	—	—	(140.0)	—	(140.0)
Long-term debt payments	—	(0.2)	—	—	(0.2)
Borrowings from revolving credit facility	435.5	—	—	—	435.5
Payments on revolving credit facility	(296.5)	—	—	—	(296.5)
Proceeds from employee stock purchases	0.5	—	—	—	0.5
Repurchases of common stock to satisfy employee withholding tax obligations	(4.2)	—	—	—	(4.2)
Excess tax benefits related to share-based payments	2.3	—	—	—	2.3
Intercompany debt	(7.1)	(0.7)	7.8	—	—
Intercompany financing activity	(187.8)	179.2	8.6	—	—
Cash dividends paid	—	—	—	—	—
Net cash provided by financing activities	(57.3)	178.3	7.6	—	128.6
Decrease in cash and cash equivalents	(1.0)	0.6	(15.2)	—	(15.6)
Effect of exchange rates on cash and cash equivalents	—	—	(1.3)	—	(1.3)
Cash and cash equivalents, beginning of period	1.0	13.4	37.4	—	51.8
Cash and cash equivalents, end of period	$—	$14.0	$20.9	$—	$34.9

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on information currently available to management as well as management’s assumptions and beliefs. All statements, other than statements of historical fact, included in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements identified by the words “may,” “will,” “should,” “plan,” “predict,” “anticipate,” “believe,” “intend,” “estimate” and “expect” and similar expressions. Such statements reflect our current views with respect to future events, based on what we believe are reasonable assumptions; however, such statements are subject to certain risks and uncertainties. In addition to the specific uncertainties discussed elsewhere in this Quarterly Report on Form 10-Q, the risk factors set forth in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, and those set forth in Part II, “Item 1A. Risk Factors” of this report, if any, may affect our performance and results of operations. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those in the forward-looking statements. We disclaim any intention or obligation to update or review any forward-looking statements or information, whether as a result of new information, future events or otherwise.

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

The principal elements of cost of goods sold are components, raw materials, factory overhead, labor, estimated warranty costs, and freight and distribution costs. The principal raw materials used in our manufacturing processes are steel, copper and aluminum. In recent years, pricing volatility for these commodities and related components have impacted us and the HVACR industry in general. We seek to mitigate the impact of higher commodity prices through a combination of price increases, commodity contracts, improved production efficiency and cost reduction initiatives. We also partially mitigate volatility in the prices of these commodities by entering into futures contracts and fixed forward contracts.

Financial Highlights

•
Net sales increased $27 million, or 4%, to $695 million in the first quarter of 2014 compared to $668 million in the first quarter of 2013. Net sales increased 6% when excluding a 2% unfavorable foreign currency exchange rate impact.

•	Operational income from continuing operations in the first quarter of 2014 increased $6 million to $34 million from $28 million in the first quarter of 2013.

•	Net income for the first quarter of 2014 increased $12 million to $20 million from $8 million in the first quarter of 2013.

•	Diluted earnings per share from continuing operations were $0.40 per share in the first quarter of 2014 compared to $0.31 per share in the first quarter of 2013.

•	Cash used in operating activities was $125 million in the first three months of 2014 compared to $137 million in the first three months of 2013.

•	We returned $12 million to shareholders through dividend payments.

Overview of Results

On a consolidated basis, net sales increased 4% primarily due to volume increases and favorable product mix. Our gross profit margin of 24.2% was comparable quarter over quarter and Selling, general & administrative expenses (“SG&A”) as a percentage of net sales declined approximately 1% to 19%. Operational income from continuing operations increased $6 million quarter over quarter benefiting from the higher volumes and favorable price and mix.

The Residential Heating & Cooling segment led our overall operational performance in the first quarter of 2014, with a 9% increase in net sales and a $4 million increase in segment profit compared to the first quarter of 2013. This segment benefited from industry growth and market share gains. Sales in the Commercial Heating & Cooling segment increased 6% and segment profit declined $1 million in the first quarter of 2014 compared to the first quarter of 2013. This segment's sales were up due to volume increases while profits were slightly down because the benefits from higher volumes were offset by costs for various growth and productivity initiatives. Sales in the Refrigeration segment were down 6% and segment profit decreased $5 million in the first quarter of 2014 compared to the first quarter of 2013. This segment was impacted by unfavorable foreign currency exchange rates, lower volumes and factory investments for future growth. Also, Corporate and Other expenses declined by $8 million primarily due to lower incentive compensation.

First Quarter of 2014 Compared to First Quarter of 2013 - Consolidated Results

The following table provides a summary of our financial results, including information presented as a percentage of net sales:

	For the Three Months Ended March 31,
	Dollars (in millions)		Percent Change Fav/(Unfav)	Percent of Sales
	2014	2013		2014	2013
Net sales	$695.4	$668.4	4.0%	100.0%	100.0%
Cost of goods sold	527.3	506.4	(4.1)	75.8	75.8
Gross profit	168.1	162.0	3.8	24.2	24.2
Selling, general and administrative expenses	135.6	135.6	—	19.5	20.3
Losses and other expenses, net	2.4	1.1	118.2	0.3	0.2
Restructuring charges	0.1	0.5	80.0	—	0.1
Income from equity method investments	(3.9)	(3.1)	25.8	(0.6)	(0.5)
Operational income from continuing operations	$33.9	$27.9	21.5%	4.9%	4.2%

Net Sales

Net sales increased 4% in the first quarter of 2014 compared to the first quarter of 2013, with sales volumes up 5% and price and mix up 1%. The volume increases were driven by our Residential Heating & Cooling and Commercial Heating & Cooling segments capturing additional replacement and new construction business. Changes in foreign currency exchange rates unfavorably impacted net sales by 2%.

Gross Profit

Gross profit margins of 24.2% in the first quarter of 2014 were flat compared to the first quarter of 2013. Improvements of 30 basis points ("bps") from higher volumes, 30 bps from favorable price and mix and 140 bps from commodity and non-commodity product cost savings were by offset by 80 bps of higher freight and distribution costs and 120 bps from costs related to growth and productivity initiatives and factory investments for future growth.

Selling, General and Administrative Expenses

SG&A of $136 million was flat in the first quarter of 2014 compared to the first quarter of 2013, and as a percentage of net sales, declined 80 bps from 20.3% to 19.5%. The largest driver of the decrease in SG&A as a percentage of net sales was lower incentive compensation.

Losses and Other Expenses, Net

Losses and other expenses, net for first quarters of 2014 and 2013 included the following (in millions):

	For the Three Months Ended March 31,
	2014	2013
Realized losses on settled futures contracts	$0.2	$—
Net change in unrealized losses on unsettled futures contracts	0.6	1.0
Foreign currency exchange losses (gains)	0.8	(0.2)
Losses on disposal of fixed assets	0.1	—
Special legal contingency charges	0.4	0.2
Asbestos-related litigation	0.2	—
Other items, net	0.1	0.1
Losses and other expenses, net	$2.4	$1.1

The increase in realized losses on settled futures contracts in the first quarter of 2014 was attributable to decreases in commodity prices relative to our settled futures contract prices. Conversely, the decrease in unrealized losses on unsettled futures contracts was due to higher commodity prices relative to the unsettled futures contract prices. For more information on our futures contracts, see Note 4 in the Notes to the Consolidated Financial Statements. Foreign currency exchange losses increased in the first quarter of 2014 primarily due to unfavorable Australian dollar exchange rates.

Restructuring Charges

There were no significant restructuring charges incurred in the first quarter of 2014 or 2013. For additional information on our restructuring activities, refer to Note 12 in the Notes to the Consolidated Financial Statements.

Income from Equity Method Investments

We participate in two joint ventures that are engaged in the manufacture and sale of compressors, unit coolers and condensing units. We exert significant influence over these affiliates based upon our ownerships, but do not control them due to venture partner participation. Accordingly, these joint ventures have been accounted for under the equity method and their financial position and results of operations are not consolidated. Income from equity method investments of $4 million in the first quarter of 2014 increased $1 million over the first quarter of 2013 due to improved operating results from our joint ventures.

Interest Expense, net

Interest expense, net of $3 million in the first quarter of 2014 was flat compared to the first quarter of 2013. The impact of the increase in our average net borrowings was offset by a slight decline in weighted average borrowing rates over the comparable periods.

Income Taxes

The Provision for income taxes was $11 million in the first quarter of 2014 compared to $9 million in the first quarter of 2013. The effective tax rate was 35.0% for the first quarter of 2014 compared to 35.2% for the first quarter of 2013. Our effective tax rates differ from the statutory federal rate of 35% for certain items, including tax credits, state and local taxes, non-deductible expenses, foreign taxes at rates other than 35% and other permanent tax differences.

Loss from Discontinued Operations

The Loss from discontinued operations includes the results from the Service Experts business sold in March 2013 and the Hearth business sold in April 2012. Neither the Service Experts nor Hearth businesses had significant gains, losses or other activity in the first quarter of 2014.

In the first quarter of 2013, the pre-tax Loss from discontinued operations was $13 million and consisted of Service Experts operating losses of $13 million, $2 million of retention bonuses and severance costs and an offsetting $2 million gain on the sale of the business. The Hearth business did not have any significant gains, losses or other activity in the first quarter of 2013.

First Quarter of 2014 Compared to First Quarter of 2013 - Results by Segment

Residential Heating & Cooling

The following table presents our Residential Heating & Cooling segment's net sales and profit for the first quarter of 2014 and 2013 (dollars in millions):

	For the Three Months Ended March 31,
	2014	2013	Difference	% Change
Net sales	$342.1	$314.5	$27.6	8.8%
Profit	$24.4	$20.5	$3.9	19.0%
% of net sales	7.1%	6.5%

Residential Heating & Cooling net sales increased by 9% in the first quarter of 2014 compared to the first quarter of 2013. Sales volumes increased by 7% due to industry growth and market share gains and the benefits of favorable price and mix contributed 3%. Changes in foreign currency exchange rates unfavorably impacted net sales by 1%.

Segment profit for the first quarter of 2014 increased $4 million due to $7 million in higher sales volumes, $7 million in commodity and non-commodity product cost savings and $1 million from favorable price and mix. Partially offsetting these increases were $6 million in higher SG&A costs primarily due to higher employee compensation costs and $5 million of higher freight and distribution expenses primarily related to continued investment in distribution initiatives.

Commercial Heating & Cooling

The following table presents our Commercial Heating & Cooling segment's net sales and profit for the first quarter of 2014 and 2013 (dollars in millions):

	For the Three Months Ended March 31,
	2014	2013	Difference	% Change
Net sales	$173.0	$163.0	$10.0	6.1%
Profit	$10.2	$11.1	$(0.9)	(8.1)%
% of net sales	5.9%	6.8%

Commercial Heating & Cooling net sales increased 6% in the first quarter of 2014 compared to the first quarter of 2013 due to broad-based volume increases in North America. Foreign currency exchange rates had a neutral impact.

Segment profit in the first quarter of 2014 declined $1 million compared to the first quarter of 2013. The benefits of $3 million from higher volumes and $1 million from commodity and non-commodity material cost savings were offset by $2 million of higher SG&A costs and $3 million of costs primarily related to growth and productivity initiatives.

Refrigeration

The following table presents our Refrigeration segment's net sales and profit for the first quarter of 2014 and 2013 (dollars in millions):

	For the Three Months Ended March 31,
	2014	2013	Difference	% Change
Net sales	$180.3	$190.9	$(10.6)	(5.6)%
Profit	$12.1	$16.7	$(4.6)	(27.5)%
% of net sales	6.7%	8.7%

Refrigeration net sales declined 6% in the first quarter of 2014 compared to the first quarter of 2013 primarily due to a 4% unfavorable impact from Australian dollar exchange rates. Also, volumes declined 1% primarily from soft market conditions in Australia and the North American supermarket business and price and mix had a 1% unfavorable impact. We have seen continued

weakness in the Australian economy, and after the latest national election and government changeover, lawmakers have drafted legislation to repeal the carbon tax in that country. We have experienced a slowdown in our Australian refrigeration wholesale business, including our refrigerant operations.

Segment profit for the first quarter of 2014 decreased $5 million compared to the first quarter of 2013 primarily due to factory investments for future growth of $5 million, higher SG&A expenses of $2 million and volume-related declines of $2 million. Partially offsetting these unfavorable impacts were $2 million from incremental commodity and non-commodity material cost savings and $2 million from the Australian wholesale refrigerant business which continued to benefit from one-time purchases of lower cost inventory.

Corporate and Other

Corporate and other expenses decreased $8 million to $11 million in the first quarter of 2014 from $19 million in the first quarter of 2013 due primarily to lower incentive compensation.

Liquidity and Capital Resources

Our working capital and capital expenditure requirements are generally met through internally generated funds, bank lines of credit and an asset securitization arrangement. Working capital needs are generally greater in the first and second quarters due to the seasonal nature of our business cycle.

Statement of Cash Flows

The following table summarizes our cash flow activity for the three months ended March 31, 2014 and 2013 (in millions):

	For the Three Months Ended March 31,
	2014	2013
Net cash used in operating activities	$(125.0)	$(137.3)
Net cash used in investing activities	(17.3)	(6.9)
Net cash provided by financing activities	144.3	128.6

Net Cash Used in Operating Activities - The net cash used in operating activities in the first three months of 2014 and 2013 reflects the seasonal increase in working capital requirements. The $12 million decrease in net cash used in operating activities quarter over quarter is primarily due to higher net income. Also, the seasonal increase in working capital requirements in 2014 was smaller than the increase in 2013. However, that favorable cash flow impact was offset by higher income tax payments in 2014.

Net Cash Used in Investing Activities - Capital expenditures were $17 million and $12 million in the first three months of 2014 and 2013, respectively. Capital expenditures in 2014 were primarily related to an expansion of manufacturing capacity for our Residential Heating & Cooling segment, investments in systems and software to support the overall enterprise and investments in our distribution network. Net cash used in investing activities in the first quarter of 2013 also included net proceeds of $5 million from the sale of the Service Experts business.

Net Cash Used in Financing Activities - Net cash provided by financing activities increased to $144 million in the first three months of 2014 primarily due to an increase in net borrowings and was partially offset by increases in stock repurchases and cash dividends paid. Net borrowings were higher in 2014 to support the seasonal working capital increase. Stock repurchases increased as a higher number of long-term incentive awards were exercised in 2014. Dividend payments increased because the fourth quarter 2012 dividend was paid in 2012, whereas the fourth quarter 2013 dividend was not paid until the first quarter of 2014.

Debt Position

The following table details our lines of credit and financing arrangements as of March 31, 2014 (in millions):

	Maximum Capacity	Outstanding Borrowings	Available for Future Borrowings
Short-term debt:
Foreign obligations	$32.9	$8.8	$24.1
Asset Securitization Program (1)	160.0	160.0	—
Total short-term debt	$192.9	$168.8	$24.1
Current maturities of long-term debt:
Capital lease obligations	$1.4	$1.4	$—
Long-term debt:
Capital lease obligations	$17.0	$17.0	$—
Domestic revolving credit facility (2)	650.0	177.0	439.5
Senior unsecured notes	200.0	200.0	—
Total long-term debt	867.0	394.0	439.5
Total debt	$1,061.3	$564.2	$463.6
(1) The maximum securitization amount ranges from $160.0 million to $220.0 million, depending on the period. The maximum capacity of the ASP is the lesser of the maximum securitization amount or 100% of the net pool balance less reserves, as defined under the ASP.
(2) The available future borrowings on our domestic revolving credit facility were reduced by the outstanding borrowings and $33.5 million in outstanding standby letters of credit. We also had $26.0 million in outstanding standby letters of credit outside of the domestic revolving credit facility as of March 31, 2014.

Financial Leverage

We periodically review our capital structure to ensure the appropriate levels of leverage and liquidity. We may access the capital markets, as necessary, based on business needs and to take advantage of favorable interest rate environments or other market conditions. We also evaluate our debt-to-capital and debt-to-EBITDA ratios to determine, among other considerations, the appropriate targets for capital expenditures and share repurchases under our share repurchase programs. Our debt-to-total-capital ratio increased to 53.4% at March 31, 2014 from 45.2% at December 31, 2013 due to the increase in our net borrowings, as noted above.

As of March 31, 2014, our senior credit rating with Moody's Investors Service, Inc. ("Moody's") was Baa3 with a stable outlook, which is judged to be lowest investment grade and subject to moderate credit risk and may possess certain speculative characteristics. Our senior credit rating with Standard & Poor's Rating Group ("S&P") was upgraded in the first quarter of 2014 by one notch to BBB with a stable outlook, which is judged to be investment grade but subject to weakened ability to meet commitments upon adverse economic conditions or changing circumstances. The security ratings are not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating. Our goal is to retain investment grade ratings from Moody's and S&P to ensure adequate access to capital markets.

Liquidity

We believe our cash and cash equivalents of $39 million, future cash generated from operations and available future borrowings are sufficient to fund operations, planned capital expenditures, future contractual obligations, share repurchases, anticipated dividends and other needs in the foreseeable future. Included in our cash and cash equivalents of $39 million as of March 31, 2014 was $27 million of cash held in foreign locations. Our cash held in foreign locations is used for investing and operating activities in those locations, and we currently do not have the need or intent to repatriate those funds to the United States. If we were to repatriate this cash, we would be required to accrue and pay taxes in the United States for the amounts that were repatriated.

Our expected capital expenditures for 2014 are $90 million. We also continue to increase shareholder value through dividend payments and our share repurchase programs, with targets of $150 million in share repurchases under the existing share repurchase programs and between $50 million and $55 million of dividend payments in 2014.

Off Balance Sheet Arrangements

In addition to the credit facilities, promissory notes and leasing commitments described above, we also lease real estate and machinery and equipment pursuant to operating leases that are not capitalized on the balance sheet, including high-turnover equipment such as autos and service vehicles and short-lived equipment such as personal computers. Our operating lease commitments have not materially changed since December 31, 2013.

Commitments, Contingencies and Guarantees

For information regarding our commitments, contingencies and guarantees, see Note 6 in the Notes to the Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting LII, see "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. Our exposure to market risk has not changed materially since December 31, 2013.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our current management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2014, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes during the quarter ended March 31, 2014 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition or results of operations. There have been no material changes to our risk factors from those disclosed in our 2013 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In the first quarter of 2014, we purchased shares of our common stock as follows:

	Total Number of Shares Purchased (1)	Average Price Paid per Share (including fees)	Total Number of Shares Purchased As Part of Publicly Announced Plans (2)	Approximate Dollar Value of Shares that may yet be Purchased under our Share Repurchase Plans (in millions) (3)
January 1 through January 31	208,827	$90.22	195,437	$246.2
February 1 through February 28	26,183	88.18	—	246.2
March 1 through March 31	78,942	91.29	—	246.2
	313,952		195,437
(1) We repurchased 13,390, 26,183 and 78,942 shares of common stock in January, February and March 2014, respectively, surrendered to LII to satisfy employee tax-withholding obligations in connection with the exercise of long-term incentive awards.
(2) Includes 195,437 shares repurchased in transactions executed in the fourth quarter of 2013 that settled in January 2014. The cash payments for these share repurchases were made in the fourth quarter of 2013, and accordingly, reduced the approximate dollar value of shares that may yet be purchased as of December 31, 2013.
(3) Our Board of Directors has authorized a total of $700.0 million towards the repurchase of shares of our common stock (the "Share Repurchase Plans"), including most recently a $300.0 million authorization approved in December 2012. The Share Repurchase Plans do not have an expiration date.

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

4.5
Fourth Supplemental Indenture, dated as of December 10, 2013 among Lennox National Account Services LLC, LGL Australia (US) Inc., Lennox International Inc., each other existing Guarantor under the Indenture, dated as of May 3, 2010, as subsequently supplemented, and U.S. Bank National Association (filed as Exhibit 4.5 to LII's Annual Report on Form 10-K filed on February 13, 2014 and incorporated herein by reference).

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

LENNOX INTERNATIONAL INC.

By: /s/ Joseph W. Reitmeier
                            Joseph W. Reitmeier
Date: April 21, 2014                Chief Financial Officer
(on behalf of registrant and as principal financial officer)