Form 10-Q
period 2014-09-30
LENNOX INTERNATIONAL INC
filed 2014-10-20
CIK 1069202

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
_________________________________________________
FORM 10-Q
 _________________________________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [ ]    No  [X]
As of October 16, 2014, the number of shares outstanding of the registrant’s common stock, par value $.01 per share, was 48,040,200.

LENNOX INTERNATIONAL INC.
FORM 10-Q
For the three and nine months ended September 30, 2014

i

Part I - Financial Information
Item 1. Financial Statements
LENNOX INTERNATIONAL INC. AND SUBSIDIARIES Consolidated Balance Sheets

(Amounts in millions, except shares and par values)	As of September 30, 2014	As of December 31, 2013
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$48.1	$38.0
Accounts and notes receivable, net of allowances of $9.6 and $9.8 in 2014 and 2013, respectively	501.5	408.1
Inventories, net	501.5	378.8
Deferred income taxes, net	23.8	24.5
Other assets	61.6	53.0
Total current assets	1,136.5	902.4
Property, plant and equipment, net of accumulated depreciation of $648.9 and $617.3 in 2014 and 2013, respectively	350.5	335.5
Goodwill	214.1	216.8
Deferred income taxes	86.2	88.5
Other assets, net	89.2	83.5
Total assets	$1,876.5	$1,626.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$229.0	$165.9
Current maturities of long-term debt	1.3	1.3
Accounts payable	333.1	283.1
Accrued expenses	248.7	232.1
Income taxes payable	12.8	31.6
Total current liabilities	824.9	714.0
Long-term debt	365.7	233.2
Post-retirement benefits, other than pensions	2.7	4.6
Pensions	60.6	70.0
Other liabilities	120.9	119.2
Total liabilities	1,374.8	1,141.0
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 200,000,000 shares authorized, 87,170,197 shares issued	0.9	0.9
Additional paid-in capital	950.2	912.7
Retained earnings	990.9	870.5
Accumulated other comprehensive loss	(76.9)	(61.1)
Treasury stock, at cost, 39,136,472 shares and 38,066,794 shares in 2014 and 2013, respectively	(1,364.2)	(1,238.1)
Noncontrolling interests	0.8	0.8
Total stockholders’ equity	501.7	485.7
Total liabilities and stockholders' equity	$1,876.5	$1,626.7
The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES Consolidated Statements of Operations (Unaudited)

(Amounts in millions, except per share data)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Net sales	$898.4	$868.0	$2,554.6	$2,449.5
Cost of goods sold	651.3	630.6	1,876.7	1,796.1
Gross profit	247.1	237.4	677.9	653.4
Operating Expenses:
Selling, general and administrative expenses	140.9	136.9	425.5	424.0
Losses (gains) and other expenses, net	2.1	(0.3)	3.5	2.8
Restructuring charges	1.0	0.3	1.3	3.2
Income from equity method investments	(3.5)	(3.3)	(12.0)	(10.7)
Operational income from continuing operations	106.6	103.8	259.6	234.1
Interest expense, net	4.0	3.8	11.0	10.8
Other expense (income), net	—	—	—	(0.1)
Income from continuing operations before income taxes	102.6	100.0	248.6	223.4
Provision for income taxes	35.1	34.2	86.6	77.5
Income from continuing operations	67.5	65.8	162.0	145.9
Discontinued Operations:
Loss from discontinued operations before income taxes	(0.2)	(2.3)	(1.3)	(15.7)
Benefit from income taxes	(0.1)	(0.8)	(0.5)	(6.4)
Loss from discontinued operations	(0.1)	(1.5)	(0.8)	(9.3)
Net income	$67.4	$64.3	$161.2	$136.6

Earnings per share – Basic:
Income from continuing operations	$1.40	$1.32	$3.33	$2.92
Loss from discontinued operations	—	(0.03)	(0.02)	(0.19)
Net income	$1.40	$1.29	$3.31	$2.73
Earnings per share – Diluted:
Income from continuing operations	$1.38	$1.30	$3.27	$2.87
Loss from discontinued operations	—	(0.03)	(0.01)	(0.18)
Net income	$1.38	$1.27	$3.26	$2.69

Weighted Average Number of Shares Outstanding - Basic	48.3	49.7	48.7	50.0
Weighted Average Number of Shares Outstanding - Diluted	49.0	50.5	49.5	50.8

Cash dividends declared per share	$0.30	$0.24	$0.84	$0.68

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES Consolidated Statements of Comprehensive Income (Unaudited)

(Amounts in millions)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$67.4	$64.3	$161.2	$136.6
Other comprehensive income (loss):
Foreign currency translation adjustments	(26.5)	6.7	(17.6)	(21.6)
Reclassification of foreign currency translation adjustments into earnings	—	—	—	(41.1)
Net change in pension and post-retirement liabilities	(0.5)	(2.7)	(2.8)	(5.5)
Reclassification of pension and post-retirement benefit losses into earnings	1.3	2.0	4.0	6.1
Change in fair value of available-for-sale marketable equity securities	1.0	(1.5)	2.1	(6.2)
Net change in fair value of cash flow hedges	(2.8)	5.1	(6.8)	(8.3)
Reclassification of cash flow hedge losses into earnings	1.0	2.1	4.9	3.3
Other comprehensive income (loss) before income taxes	(26.5)	11.7	(16.2)	(73.3)
Income tax (expense) benefit	0.5	(2.5)	0.4	1.7
Other comprehensive income (loss), net of tax	(26.0)	9.2	(15.8)	(71.6)
Comprehensive income	$41.4	$73.5	$145.4	$65.0
The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (Unaudited)

(Amounts in millions)	For the Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$161.2	$136.6
Net loss from discontinued operations	0.8	9.3
Adjustments to reconcile net income to net cash provided by operating activities:
Income from equity method investments	(12.0)	(10.7)
Dividends from affiliates	6.1	9.1
Restructuring expenses, net of cash paid	(0.1)	(1.2)
Provision for bad debts	2.8	2.7
Unrealized losses on derivative contracts	0.1	0.7
Stock-based compensation expense	17.3	20.5
Depreciation and amortization	45.2	43.1
Deferred income taxes	1.4	0.1
Other items, net	0.3	13.5
Changes in assets and liabilities, net of effects of divestitures:
Accounts and notes receivable	(104.0)	(125.3)
Inventories	(127.6)	(76.4)
Other current assets	(6.2)	(13.7)
Accounts payable	51.0	29.4
Accrued expenses	18.2	20.8
Income taxes payable and receivable	(21.1)	12.9
Other	(9.1)	6.8
Net cash used in discontinued operations	(0.8)	(13.2)
Net cash provided by operating activities	23.5	65.0
Cash flows from investing activities:
Proceeds from the disposal of property, plant and equipment	0.2	0.1
Purchases of property, plant and equipment	(59.9)	(41.0)
Net proceeds from sale of business	—	8.1
Net cash used in discontinued operations	—	(0.1)
Net cash used in investing activities	(59.7)	(32.9)
Cash flows from financing activities:
Short-term borrowings, net	3.4	3.8
Asset securitization borrowings	60.0	330.0
Asset securitization payments	—	(200.0)
Long-term debt payments	(1.7)	(0.7)
Borrowings from revolving credit facility	1,483.0	998.0
Payments on revolving credit facility	(1,351.0)	(1,083.5)
Proceeds from employee stock purchases	1.5	1.3
Repurchases of common stock	(100.3)	(66.0)
Repurchases of common stock to satisfy employee withholding tax obligations	(12.3)	(7.7)
Excess tax benefits related to share-based payments	5.3	4.7
Cash dividends paid	(38.2)	(22.1)
Net cash provided by (used in) financing activities	49.7	(42.2)
Increase (decrease) in cash and cash equivalents	13.5	(10.1)
Effect of exchange rates on cash and cash equivalents	(3.4)	(3.9)
Cash and cash equivalents, beginning of period	38.0	51.8
Cash and cash equivalents, end of period	$48.1	$37.8

Supplemental disclosures of cash flow information:
Interest paid	$9.5	$9.4
Income taxes paid (net of refunds)	$100.4	$53.6
The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. General:

References in this Quarterly Report on Form 10-Q to "we," "our," "us," "LII," or the "Company" refer to Lennox International Inc. and its subsidiaries, unless the context requires otherwise.

Basis of Presentation

The accompanying unaudited Consolidated Balance Sheet as of September 30, 2014, the accompanying unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013, the accompanying unaudited Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013, and the accompanying unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013 should be read in conjunction with our audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2013. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The accompanying consolidated financial statements contain all material adjustments, consisting principally of normal recurring adjustments, necessary for a fair presentation of our financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to applicable rules and regulations, although we believe that the disclosures herein are adequate to make the information presented not misleading. The operating results for the interim periods are not necessarily indicative of the results that may be expected for a full year.

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

Change in method of accounting for evaluating goodwill for impairment

The annual goodwill impairment test was performed during the first quarter of 2014, and no impairment was recognized. During the third quarter of 2014, we changed the date of our annual goodwill impairment test from March 31st to December 31st. The change was made to more closely align the impairment testing date with the year-end results and may result in impairment charges identified in the fourth quarter.

The change in goodwill impairment testing date is deemed a change in accounting principle. Management believes that the change in accounting principle will not delay, accelerate, or avoid a goodwill impairment charge. Management determined that the change in accounting principle is preferable under the circumstances and does not result in adjustments to our financial statements when applied retrospectively.

2. Inventories:

The components of inventories are as follows (in millions):

	As of September 30, 2014	As of December 31, 2013
Finished goods	$357.4	$251.4
Work in process	14.4	11.8
Raw materials and parts	199.2	188.9
Subtotal	571.0	452.1
Excess of current cost over last-in, first-out cost	(69.5)	(73.3)
Total inventories, net	$501.5	$378.8

3. Goodwill:
The changes in the carrying amount of goodwill for the first nine months of 2014, in total and by segment, are summarized in the table below (in millions):

	Balance at December 31, 2013	Acquisitions / (Dispositions)	Other (1)	Balance at September 30, 2014
Residential Heating & Cooling	$26.1	$—	$—	$26.1
Commercial Heating & Cooling	64.6	—	(1.4)	63.2
Refrigeration	126.1	—	(1.3)	124.8
Total Goodwill	$216.8	$—	$(2.7)	$214.1
 (1) Other consists of changes in foreign currency translation rates.

We performed our annual goodwill impairment test in the first quarter of 2014, and based on a qualitative assessment of impairment indicators for each of our reporting units, did not record any goodwill impairments. We continue to monitor our reporting units for indicators of impairment throughout the year. Refer to Note 1 for information about the change in our method of accounting for evaluating goodwill for impairment.

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

Cash Flow Hedges

We have commodity futures contracts designated as cash flow hedges that are scheduled to mature through March 2016. Unrealized gains or losses from our cash flow hedges are included in accumulated other comprehensive loss (“AOCL”) and are expected to be reclassified into earnings within the next 18 months based on the prices of the commodities at the settlement dates. We recorded the following amounts in AOCL related to our cash flow hedges (in millions):

	As of September 30, 2014	As of December 31, 2013
Unrealized losses on unsettled futures contracts	$2.7	$0.8
Income tax benefit	(1.0)	(0.2)
Losses included in AOCL, net of tax (1)	$1.7	$0.6
(1) Assuming commodity prices remain constant, we expect to reclassify $2.5 million of derivative losses into earnings within the next 12 months.

We had the following outstanding commodity futures contracts designated as cash flow hedges (in millions of pounds):

	As of September 30, 2014	As of December 31, 2013
Copper	25.3	22.9

Derivatives not Designated as Cash Flow Hedges

For commodity derivatives not designated as cash flow hedges, we follow the same hedging strategy as derivatives designated as cash flow hedges, except that we elect not to designate them as cash flow hedges at the inception of the arrangement. We had the following outstanding commodity futures contracts not designated as cash flow hedges (in millions of pounds):

	As of September 30, 2014	As of December 31, 2013
Copper	2.4	2.0
Aluminum	2.7	2.7
We also had the following outstanding foreign currency forward contracts not designated as cash flow hedges (in millions):

	As of September 30, 2014	As of December 31, 2013
Notional Amounts (in local currency):
Brazilian Real	2.3	1.2
Mexican Peso	102.9	130.0
United States Dollar	1.9	—
British Pound	1.4	3.4
Indian Rupee	—	28.0
Polish Zloty	21.6	32.6
Russian Ruble	24.3	—

Information about the Locations and Amounts of Derivative Instruments

The following tables provide the locations and amounts of derivative fair values in the Consolidated Balance Sheets and derivative gains and losses in the Consolidated Statements of Operations (in millions):

	Fair Values of Derivative Instruments (1)
	Derivatives Designated as Hedging Instruments		Derivatives Not Designated as Hedging Instruments
	As of September 30, 2014	As of December 31, 2013	As of September 30, 2014	As of December 31, 2013
Current Assets:
Other Assets
Commodity futures contracts	$—	$0.1	$—	$—
Foreign currency forward contracts	—	—	0.2	0.1
Non-Current Assets:
Other Assets, net
Commodity futures contracts	—	0.3	—	—
Total Assets	$—	$0.4	$0.2	$0.1
Current Liabilities:
Accrued Expenses
Commodity futures contracts	$2.5	$1.2	$0.2	$0.3
Foreign currency forward contracts	—	—	0.1	—
Non-Current Liabilities:
Other Liabilities
Commodity futures contracts	0.2	—	—	—
Total Liabilities	$2.7	$1.2	$0.3	$0.3
 (1) All derivative instruments are classified as Level 2 within the fair value hierarchy. See Note 16 for more information.

Derivatives Designated as Cash Flow Hedges	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Amount of Loss reclassified from AOCL into Income (Effective Portion) (1)	$1.0	$2.1	$4.9	$3.3
Amount of Loss (Gain) recognized in Net income (Ineffective Portion) (2)	$—	$(0.1)	$0.1	$0.2

Derivatives Not Designated as Hedging Instruments	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Amount of Loss (Gain) Recognized in Net Income:
Commodity futures contracts (2)	$0.3	$(0.6)	$0.6	$1.2
Foreign currency forward contracts (2)	(0.2)	(0.6)	(0.1)	0.2
	$0.1	$(1.2)	$0.5	$1.4
(1) The loss was recorded in Cost of goods sold in the accompanying Consolidated Statements of Operations.
(2) The loss (gain) was recorded in Losses (gains) and other expenses, net in the accompanying Consolidated Statements of Operations.

5. Income Taxes:

As of September 30, 2014, we had approximately $1.5 million in total gross unrecognized tax benefits. Of this amount, $1.2 million (net of federal benefit on state issues), if recognized, would be recorded through the Consolidated Statement of Operations. As of September 30, 2014, we had approximately $0.4 million (net of federal tax benefits) in interest and penalties recognized in income tax expense in accordance with FASB Accounting Standards Codification ("ASC") Topic 740.

We are currently under examination for our U.S. federal income taxes for 2013 and 2014 and are subject to examination by numerous other taxing authorities in the U.S. and in jurisdictions such as Australia, Belgium, France, Canada, and Germany. We are generally no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by taxing authorities for years prior to 2008.

Since January 1, 2014, numerous states, including Indiana, New York and Rhode Island and the District of Columbia, have enacted legislation effective for tax years beginning on or after January 1, 2014, including changes to rates, apportionment methodologies and unitary reporting requirements. The impact of these changes is immaterial.

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

Liabilities for estimated product warranty costs related to continuing operations are included in the following captions on the accompanying Consolidated Balance Sheets (in millions):

	As of September 30, 2014	As of December 31, 2013
Accrued expenses	$27.5	$28.7
Other liabilities	58.6	52.9
Total warranty liability	$86.1	$81.6
The changes in product warranty liabilities related to continuing operations for the nine months ended September 30, 2014 were as follows (in millions):

Total warranty liability as of December 31, 2013	$81.6
Warranty claims paid	(16.6)
Changes resulting from issuance of new warranties	24.1
Changes in estimates associated with pre-existing liabilities	(2.3)
Changes in foreign currency translation rates and other	(0.7)
Total warranty liability as of September 30, 2014	$86.1
We may also incur costs related to our products that may not be covered under our warranties and are not covered by insurance, and from time to time, we may repair or replace installed products experiencing quality issues in order to satisfy our customers and to protect our brand. These product quality issues may be caused by vendor-supplied components that fail to meet required specifications.
We have liabilities for non-warranty product quality issues related to a heating and cooling product line produced in 2006 and 2007 that we believe resulted from vendor-supplied materials. The changes in the accrued product quality issues for the nine months ended September 30, 2014 were as follows (in millions):

Total accrued product quality issues as of December 31, 2013	$4.7
Changes in estimates associated with pre-existing liabilities	—
Product quality claims paid	(0.6)
Total accrued product quality issues as of September 30, 2014	$4.1

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

Some of these claims and lawsuits allege personal injury or health problems resulting from exposure to asbestos that was integrated into certain of our products. We have never manufactured asbestos and have not incorporated asbestos-containing components into our products for several decades. A substantial majority of asbestos-related claims have been covered by insurance or other forms of indemnity or have been dismissed without payment. The remainder of our closed cases have been resolved for amounts that are not material, individually or in the aggregate. Our defense costs for asbestos-related claims are generally covered by insurance; however, our insurance coverage for settlements and judgments for asbestos-related claims vary depending on several factors and are subject to policy limits. As a result, we may have greater financial exposure for future settlements and judgments. For the nine months ended September 30, 2014, and 2013, expense for asbestos-related litigation was $1.0 million, and $0.5 million, net of insurance recoveries, respectively.

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

7. Lines of Credit and Financing Arrangements:

The following table summarizes our outstanding debt obligations and their classification in the accompanying Consolidated Balance Sheets (in millions):

	As of September 30, 2014	As of December 31, 2013
Short-Term Debt:
Asset Securitization Program	$220.0	$160.0
Foreign obligations	9.0	5.9
Total short-term debt	$229.0	$165.9
Current maturities of long-term debt:
Capital lease obligations	$1.3	$1.3
Long-Term Debt:
Capital lease obligations	$16.7	$16.2
Domestic revolving credit facility	149.0	17.0
Senior unsecured notes	200.0	200.0
Total long-term debt	$365.7	$233.2
Total debt	$596.0	$400.4

Short-Term Debt

Foreign Obligations

Through several of our foreign subsidiaries, we have facilities available to assist in financing seasonal borrowing needs for our foreign locations. We had $9.0 million and $5.9 million of foreign obligations as of September 30, 2014 and December 31, 2013, respectively, that were primarily borrowings under non-committed facilities.

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

	As of September 30, 2014	As of December 31, 2013
Eligible amount available under the ASP on qualified accounts receivable	$220.0	$160.0
Beneficial interest sold	220.0	160.0
Remaining amount available	$—	$—
We pay certain discount fees to use the ASP and to have the facility available to us. These fees relate to both the used and unused portions of the securitization. The used fee is based on the beneficial interest sold and calculated on the average LIBOR rate or floating commercial paper rate determined by the purchaser of the beneficial interest, plus a program fee of 0.60%. The average rate for September 30, 2014 and December 31, 2013 was 0.77% and 0.78% respectively. The unused fee is based on 101% of the maximum available amount less the beneficial interest sold and is calculated at a 0.30% fixed rate throughout the term of the agreement. In addition, a 0.05% unused fee is charged on incremental available amounts above $160 million during certain months of the year. We recorded these fees in Interest expense, net in the accompanying Consolidated Statements of Operations.

The ASP contains certain restrictive covenants relating to the quality of our accounts receivable and certain cross-default provisions with our Fourth Amended and Restated Revolving Credit Facility Agreement ("Domestic Revolving Credit Facility"), senior unsecured notes and any other indebtedness we may have over $75.0 million. The administrative agent under the ASP is also a participant in our Domestic Revolving Credit Facility. The participating financial institutions have investment grade credit ratings. We continue to evaluate their credit ratings and have no reason to believe they will not perform under the ASP. As of September 30, 2014, we were in compliance with all covenant requirements.

Long-Term Debt

Domestic Revolving Credit Facility

Under our $650.0 million Domestic Revolving Credit Facility, we had outstanding borrowings of $149.0 million as well as $27.2 million committed to standby letters of credit as of September 30, 2014. Subject to covenant limitations, $473.8 million was available for future borrowings. The Domestic Revolving Credit Facility provides for issuance of letters of credit for the full amount of the credit facility and matures in October 2016. Additionally, at our request and subject to certain conditions, the commitments under the Domestic Revolving Credit Facility may be increased by a maximum of $100 million as long as existing or new lenders agree to provide such additional commitments.

Our weighted average borrowing rate on the facility was as follows:

	As of September 30, 2014	As of December 31, 2013
Weighted average borrowing rate	1.38%	1.17%
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

Each of our major debt agreements contains provisions by which a default under one agreement causes a default in the others (a "cross default"). If a cross default under the Domestic Revolving Credit Facility, our senior unsecured notes, the Lake Park Renewal (recorded as an operating lease), or our ASP were to occur, it could have a wider impact on our liquidity than might otherwise occur from a default of a single debt instrument or lease commitment. If any event of default occurs and is continuing, lenders with a majority of the aggregate commitments may require the administrative agent to terminate our right to borrow under our Domestic Revolving Credit Facility and accelerate amounts due under our Domestic Revolving Credit Facility (except for a bankruptcy event of default, in which case such amounts will automatically become due and payable and the lenders’ commitments will automatically terminate). As of September 30, 2014, we were in compliance with all covenant requirements.

Senior Unsecured Notes

We issued $200.0 million of senior unsecured notes in May 2010 through a public offering. Interest is paid semiannually on May 15 and November 15 at a fixed interest rate of 4.90% per annum. These notes mature on May 15, 2017. The notes are guaranteed, on a senior unsecured basis, by each of our domestic subsidiaries that guarantee payment by us of any indebtedness under our Domestic Revolving Credit Facility. The indenture governing the notes contains covenants that, among other things, limit our ability and the ability of the subsidiary guarantors to: create or incur certain liens; enter into certain sale and leaseback transactions; enter into certain mergers, consolidations and transfers of substantially all of our assets; and transfer certain properties. The indenture also contains a cross default provision which is triggered if we default on other debt of at least $75.0 million in principal which is then accelerated, and such acceleration is not rescinded within 30 days of the notice date. As of September 30, 2014, we were in compliance with all covenant requirements.

8. Pension and Post-retirement Benefit Plans:

The components of net periodic benefit cost were as follows (in millions):

	For the Three Months Ended September 30,
	2014	2013	2014	2013
	Pension Benefits		Other Benefits
Service cost	$1.1	$1.3	$—	$—
Interest cost	4.4	4.0	0.1	—
Expected return on plan assets	(5.7)	(5.1)	—	—
Amortization of prior service cost	0.1	0.1	(0.8)	(0.7)
Recognized actuarial loss	1.6	2.3	0.4	0.4
Settlements and curtailments	—	0.1	—	—
Net periodic benefit cost (1)	$1.5	$2.7	$(0.3)	$(0.3)

	For the Nine Months Ended September 30,
	2014	2013	2014	2013
	Pension Benefits		Other Benefits
Service cost	$3.2	$3.9	$—	$—
Interest cost	13.3	12.3	0.1	0.1
Expected return on plan assets	(17.0)	(15.7)	—	—
Amortization of prior service cost	0.2	0.3	(2.2)	(2.2)
Recognized actuarial loss	4.9	6.9	1.1	1.1
Settlements and curtailments	—	1.3	—	—
Net periodic benefit cost (1)	$4.6	$9.0	$(1.0)	$(1.0)
(1) All net periodic benefit cost for the three and nine months ended September 30, 2014 and 2013 related to continuing operations.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Stock-based compensation expense (1)	$6.6	$5.3	$17.3	$20.5
(1) All expense was recorded in our Corporate and other business segment.

10. Stock Repurchases:

Our Board of Directors has authorized a total of $700.0 million towards the repurchase of shares of our common stock (collectively referred to as the "Share Repurchase Plans"). The Share Repurchase Plans authorize open market repurchase transactions and do not have an expiration date. There were no additional share repurchase authorizations in the first nine months of 2014. For the nine months ended September 30, 2014, we repurchased 1.1 million shares for $100.3 million under the Share Repurchase Plans. As of September 30, 2014, $145.9 million of shares may yet be repurchased under the Share Repurchase Plans.

We also repurchased 0.1 million shares for $12.3 million for the nine months ended September 30, 2014 from employees who surrendered their shares to satisfy minimum tax withholding obligations upon the exercise of long-term incentive awards.

11. Comprehensive Income:

The following table provides information on items not reclassified in their entirety from AOCL to Net Income in the accompanying Consolidated Statements of Operations (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Affected Line Item(s) in the Consolidated Statements of Operations
	2014	2013	2014	2013
(Losses)/Gains on cash flow hedges:
Commodity futures contracts	$(1.0)	$(2.1)	$(4.9)	$(3.3)	Cost of goods sold
Income tax benefit	0.4	0.8	1.8	1.2	Provision for income taxes
Net of tax	$(0.6)	$(1.3)	$(3.1)	$(2.1)

Defined Benefit Plan items:
Pension and post-retirement benefit costs	$(1.3)	$(2.0)	$(4.0)	$(6.1)	Cost of goods sold; Selling, general and administrative expenses
Income tax benefit	0.5	0.7	1.5	2.2	Provision for income taxes
Net of tax	$(0.8)	$(1.3)	$(2.5)	$(3.9)

Foreign currency translation adjustments:
Sale of foreign business (1)	$—	$—	$—	$41.1	Loss from discontinued operations

Total reclassifications from AOCL	$(1.4)	$(2.6)	$(5.6)	$35.1
(1) The reclassification of foreign currency translation adjustments relates to the sale of the Service Experts business in the first quarter of 2013. Refer to Note 13 for details.

The following table provides information on changes in AOCL, by component (net of tax), for the nine months ended September 30, 2014 (in millions):

	Gains (Losses) on Cash Flow Hedges	Unrealized Gains on Available-for-Sale Securities	Defined Benefit Pension Plan Items	Foreign Currency Translation Adjustments	Total AOCL
AOCL as of December 31, 2013	$(0.6)	$2.5	$(106.0)	$43.0	$(61.1)
Other comprehensive (loss) income before reclassifications	(4.2)	2.1	(1.7)	(17.6)	(21.4)
Amounts reclassified from AOCL	3.1	—	2.5	—	5.6
Net other comprehensive (loss) income	(1.1)	2.1	0.8	(17.6)	(15.8)
AOCL as of September 30, 2014	$(1.7)	$4.6	$(105.2)	$25.4	$(76.9)

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

Restructuring Activities in 2014

Information regarding the restructuring charges for all ongoing activities are presented in the table below (in millions):

	Charges Incurred in 2014	Charges Incurred to Date	Total Charges Expected to be Incurred
Severance and related expense	$1.0	$6.6	$6.6
Asset write-offs and accelerated depreciation	0.2	1.7	1.7
Equipment moves	—	—	—
Lease termination	—	—	—
Other	0.1	1.7	1.8
Total restructuring charges	$1.3	$10.0	$10.1
While restructuring charges are excluded from our calculation of segment profit (loss), the table below presents the restructuring charges associated with each segment (in millions):

	Charges Incurred in 2014	Charges Incurred to Date	Total Charges Expected to be Incurred
Residential Heating & Cooling	$—	$1.3	$1.4
Commercial Heating & Cooling	—	0.9	0.9
Refrigeration	1.4	7.8	7.8
Corporate & Other	(0.1)	—	—
Total restructuring charges	$1.3	$10.0	$10.1
Restructuring accruals are included in Accrued expenses in the accompanying Consolidated Balance Sheets. The table below details the activity in 2014 within the restructuring accruals (in millions):

	Balance as of December 31, 2013	Charged to Earnings	Cash Utilization	Non-Cash Utilization and Other	Balance as of September 30, 2014
Severance and related expense	$1.6	$1.0	$(1.3)	$—	$1.3
Asset write-offs and accelerated depreciation	—	0.2	—	(0.2)	—
Equipment moves	—	—	—	—	—
Lease termination	—	—	—	—	—
Other	—	0.1	(0.1)	—	—
Total restructuring accruals	$1.6	$1.3	$(1.4)	$(0.2)	$1.3

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

There were no assets and liabilities related to the Service Experts or Hearth businesses included in the accompanying Consolidated Balance Sheets as of September 30, 2014 or December 31, 2013, except for insurance casualty loss reserves which we retained after the respective transactions. The gains and losses on the sale of these businesses and their operating results for all periods are presented in discontinued operations in the accompanying Consolidated Statements of Operations. The following table provides a summary of net trade sales, pre-tax operating income (loss) and other supplemental information related to discontinued operations (in millions):

	Service Experts
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Net trade sales (1)	$—	$—	$—	$73.5
Pre-tax operating income (loss) (1)	—	(2.3)	1.1	(17.8)
Gain (loss) on sale of business	—	—	—	1.7

(1) Excludes eliminations of intercompany sales and any associated profit

	Hearth
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Net trade sales (1)	$—	$—	$—	$—
Pre-tax operating income (loss) (1)	(0.2)	—	(2.4)	0.5
Gain (loss) on sale of business	—	—	—	—
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

The computations of basic and diluted earnings per share for Net income were as follows (in millions, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$67.4	$64.3	$161.2	$136.6
Add: Loss from discontinued operations	0.1	1.5	0.8	9.3
Income from continuing operations	$67.5	$65.8	$162.0	$145.9

Weighted-average shares outstanding – basic	48.3	49.7	48.7	50.0
Add: Potential effect of dilutive securities attributable to stock-based payments	0.7	0.8	0.8	0.8
Weighted-average shares outstanding – diluted	49.0	50.5	49.5	50.8

Earnings per share – Basic:
Income from continuing operations	$1.40	$1.32	$3.33	$2.92
Loss from discontinued operations	—	(0.03)	(0.02)	(0.19)
Net income	$1.40	$1.29	$3.31	$2.73

Earnings per share – Diluted:
Income from continuing operations	$1.38	$1.30	$3.27	$2.87
Loss from discontinued operations	—	(0.03)	(0.01)	(0.18)
Net income	$1.38	$1.27	$3.26	$2.69

The following stock appreciation rights were outstanding but not included in the diluted earnings per share calculation because the assumed exercise of such rights would have been anti-dilutive (in millions, except for per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Weighted-average number of shares	0.3	—	0.3	—
Price range per share	$81.11 - $81.14	$—	$81.11 - $81.14	$—

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

Segment Data

Net sales and segment profit (loss) for each segment, along with a reconciliation of segment profit (loss) to Income from continuing operations before income taxes, are shown below (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Net Sales
Residential Heating & Cooling	$462.6	$433.9	$1,332.5	$1,224.5
Commercial Heating & Cooling	241.6	239.1	655.6	631.8
Refrigeration	194.2	195.0	566.5	593.2
	$898.4	$868.0	$2,554.6	$2,449.5

Segment Profit (Loss) (1)
Residential Heating & Cooling	$69.4	$57.0	$178.8	$143.7
Commercial Heating & Cooling	42.2	39.2	91.3	84.8
Refrigeration	16.5	23.9	42.3	66.5
Corporate and other	(17.5)	(16.6)	(47.8)	(56.2)
Subtotal that includes segment profit and eliminations	110.6	103.5	264.6	238.8
Reconciliation to income from continuing operations before income taxes:
Special product quality adjustments	0.2	(0.4)	(0.1)	(0.5)
Items in Losses (gains) and other expenses, net that are excluded from segment profit (loss) (1)	1.8	(0.2)	2.8	2.0
Restructuring charges	1.0	0.3	1.3	3.2
Interest expense, net	4.0	3.8	11.0	10.8
Special inventory write down	1.0	—	1.0	—
Other expense (income), net	—	—	—	(0.1)
Income from continuing operations before income taxes	$102.6	$100.0	$248.6	$223.4
(1) The Company defines segment profit and loss as a segment's income or loss from continuing operations before income taxes included in the accompanying Consolidated Statements of Operations, excluding:

•	Special product quality adjustments;

•	The following items in Losses (gains) and other expenses, net:

◦	Net change in unrealized gains and/or losses on unsettled futures contracts,

◦	Special legal contingency charges,

◦	Asbestos-related litigation,

◦	Environmental liabilities, and

◦	Other items, net;

•	Restructuring charges;

•	Goodwill, long-lived asset, and equity method investment impairments;

•	Interest expense, net;

•	Special inventory write down; and

•	Other expense, net.

Total Assets by Segment

Except for the seasonal increase in total assets across all reportable segments, there have not been any material changes in the composition of total assets by segment since December 31, 2013.

16. Fair Value Measurements:

Fair Value Hierarchy
The methodologies used to determine the fair value of our financial assets and liabilities at September 30, 2014 were the same as those used at December 31, 2013.

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

Marketable Equity Securities

The following table presents the fair values of an investment in marketable equity securities, classified as Level 1 and related to publicly traded stock of a non-U.S. company, recorded in Other assets, net in the accompanying Consolidated Balance Sheets (in millions):

	As of September 30, 2014	As of December 31, 2013
Investment in marketable equity securities	$6.7	$4.4

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

The fair value of our senior unsecured notes in Long-term debt, classified as Level 2, was based on the amount of future cash flows using current market rates for debt instruments of similar maturities and credit risk. The following table presents their fair value (in millions):

	As of September 30, 2014	As of December 31, 2013
Senior unsecured notes	$213.9	$214.0

17. Subsequent Events:
On October 17, 2014, our Board of Directors authorized an additional $700.0 million towards our Share Repurchase Plans. This is in addition to the amounts set forth in Note 10 and results in a total of $845.9 million that may be used, subject to certain conditions, under the Share Repurchase Plans. On October 20, 2014, we announced our plans for a new $450.0 million accelerated share repurchase program in October, 2014.

On October 20, 2014, the Company entered into a short term loan agreement (the “Short-Term Facility”) with JPMorgan Chase Bank, N.A. and Morgan Stanley Bank, N.A. to borrow, subject to the satisfaction of specified conditions, up to $250.0 million. The Short-Term Facility is guaranteed by the same subsidiaries as our Domestic Revolving Credit Facility, and contains substantially similar financial and other covenants as described in Note 7. The Short-Term Facility will become due on March 31, 2015, and allows for pre-payment. The Company intends to use the borrowings under the Short-Term Facility, along with borrowings under the Domestic Revolving Credit Facility, to fund the expected $450.0 million accelerated share repurchase program.

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

The condensed consolidating financial statements reflect the investments in subsidiaries of the Company using the equity method of accounting. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. Condensed consolidating financial statements of the Company, its Guarantor Subsidiaries and Non-Guarantor Subsidiaries as of September 30, 2014 and December 31, 2013 and for the three and nine months ended September 30, 2014 and 2013 are shown on the following pages.

Lennox International Inc. and Subsidiaries
Condensed Consolidating Balance Sheets
As of September 30, 2014

(Amounts in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$1.5	$15.1	$31.5	$—	$48.1
Accounts and notes receivable, net	—	11.8	489.7	—	501.5
Inventories, net	—	372.0	134.2	(4.7)	501.5
Deferred income taxes, net	0.2	21.2	5.6	(3.2)	23.8
Other assets	3.4	56.2	79.2	(77.2)	61.6
Total current assets	5.1	476.3	740.2	(85.1)	1,136.5
Property, plant and equipment, net	—	257.5	93.0	—	350.5
Goodwill	—	140.4	73.7	—	214.1
Investment in subsidiaries	1,320.7	344.5	(0.5)	(1,664.7)	—
Deferred income taxes	1.1	75.7	18.0	(8.6)	86.2
Other assets, net	3.4	64.3	23.0	(1.5)	89.2
Intercompany receivables (payables), net	(459.5)	451.8	7.7		—
Total assets	$870.8	$1,810.5	$955.1	$(1,759.9)	$1,876.5
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$—	$229.0	$—	$229.0
Current maturities of long-term debt	—	1.0	0.3	—	1.3
Accounts payable	14.4	245.2	73.5	—	333.1
Accrued expenses	6.7	176.9	65.1	—	248.7
Income taxes payable	(1.5)	31.9	64.8	(82.4)	12.8
Total current liabilities	19.6	455.0	432.7	(82.4)	824.9
Long-term debt	349.0	16.7	—	—	365.7
Post-retirement benefits, other than pensions	—	2.7	—	—	2.7
Pensions	—	51.3	9.3	—	60.6
Other liabilities	0.5	120.7	11.5	(11.8)	120.9
Total liabilities	369.1	646.4	453.5	(94.2)	1,374.8
Commitments and contingencies
Total stockholders' equity	501.7	1,164.1	501.6	(1,665.7)	501.7
Total liabilities and stockholders' equity	$870.8	$1,810.5	$955.1	$(1,759.9)	$1,876.5

Lennox International Inc. and Subsidiaries
Condensed Consolidating Balance Sheets
As of December 31, 2013

(Amounts in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$1.1	$10.5	$26.4	$—	$38.0
Accounts and notes receivable, net	—	12.8	395.3	—	408.1
Inventories, net	—	253.6	128.4	(3.2)	378.8
Deferred income taxes, net	0.9	21.2	5.7	(3.3)	24.5
Other assets	3.4	38.4	70.2	(59.0)	53.0
Total current assets	5.4	336.5	626.0	(65.5)	902.4
Property, plant and equipment, net	—	246.4	89.1	—	335.5
Goodwill	—	140.4	76.4	—	216.8
Investment in subsidiaries	1,138.8	337.5	(0.6)	(1,475.7)	—
Deferred income taxes	—	76.9	20.2	(8.6)	88.5
Other assets, net	4.2	64.3	16.4	(1.4)	83.5
Intercompany receivables (payables), net	(460.6)	434.0	26.6	—	—
Total assets	$687.8	$1,636.0	$854.1	$(1,551.2)	$1,626.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$—	$165.9	$—	$165.9
Current maturities of long-term debt	—	1.0	0.3	—	1.3
Accounts payable	11.8	187.8	83.5	—	283.1
Accrued expenses	3.3	168.4	60.4	—	232.1
Income taxes payable	(30.3)	75.7	49.9	(63.7)	31.6
Total current liabilities	(15.2)	432.9	360.0	(63.7)	714.0
Long-term debt	217.0	15.8	0.4	—	233.2
Post-retirement benefits, other than pensions	—	4.6	—	—	4.6
Pensions	—	58.4	11.6	—	70.0
Other liabilities	0.3	119.4	11.3	(11.8)	119.2
Total liabilities	202.1	631.1	383.3	(75.5)	1,141.0
Commitments and contingencies
Total stockholders' equity	485.7	1,004.9	470.8	(1,475.7)	485.7
Total liabilities and stockholders' equity	$687.8	$1,636.0	$854.1	$(1,551.2)	$1,626.7

Lennox International Inc. and Subsidiaries
Condensed Consolidating Statements of Operations and Comprehensive Income
For the Three Months Ended September 30, 2014

(Amounts in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$736.2	$213.5	$(51.3)	$898.4
Cost of goods sold	—	538.8	164.5	(52.0)	651.3
Gross profit	—	197.4	49.0	0.7	247.1
Operating expenses:
Selling, general and administrative expenses	—	127.4	13.5	—	140.9
Losses (gains) and other expenses, net	(0.1)	1.2	1.0	—	2.1
Restructuring charges	—	(0.1)	1.1	—	1.0
Income from equity method investments	(69.7)	(6.4)	(2.7)	75.3	(3.5)
Operational income from continuing operations	69.8	75.3	36.1	(74.6)	106.6
Interest expense, net	3.6	(0.7)	1.1	—	4.0
Other expense, net	—	—	—	—	—
Income from continuing operations before income taxes	66.2	76.0	35.0	(74.6)	102.6
Provision for income taxes	(1.2)	24.1	11.9	0.3	35.1
Income from continuing operations	67.4	51.9	23.1	(74.9)	67.5
Loss from discontinued operations	—	—	(0.1)	—	(0.1)
Net income	$67.4	$51.9	$23.0	$(74.9)	$67.4
Other comprehensive income (loss), net of tax	(1.1)	(6.7)	(17.2)	(1.0)	(26.0)
Comprehensive income	$66.3	$45.2	$5.8	$(75.9)	$41.4

Lennox International Inc. and Subsidiaries
Condensed Consolidating Statements of Operations and Comprehensive Income
For the Nine Months Ended September 30, 2014

(Amounts in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$2,089.0	$606.5	$(140.9)	$2,554.6
Cost of goods sold	—	1,555.1	460.9	(139.3)	1,876.7
Gross profit	—	533.9	145.6	(1.6)	677.9
Operating expenses:
Selling, general and administrative expenses	—	362.9	62.6	—	425.5
Losses (gains) and other expenses, net	(0.3)	2.3	1.5		3.5
Restructuring charges	—	—	1.3	—	1.3
Income from equity method investments	(167.6)	(21.0)	(9.8)	186.4	(12.0)
Operational income from continuing operations	167.9	189.7	90.0	(188.0)	259.6
Interest expense, net	10.1	(2.2)	3.1	—	11.0
Other expense, net	—	—	—	—	—
Income from continuing operations before income taxes	157.8	191.9	86.9	(188.0)	248.6
Provision for income taxes	(3.4)	60.0	30.5	(0.5)	86.6
Income from continuing operations	161.2	131.9	56.4	(187.5)	162.0
Loss from discontinued operations	—	—	(0.8)	—	(0.8)
Net income	$161.2	$131.9	$55.6	$(187.5)	$161.2
Other comprehensive income (loss), net of tax	(1.1)	(1.8)	(11.8)	(1.1)	(15.8)
Comprehensive income	$160.1	$130.1	$43.8	$(188.6)	$145.4

Lennox International Inc. and Subsidiaries
Condensed Consolidating Statements of Operations and Comprehensive Income
For the Three Months Ended September 30, 2013

(Amounts in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$668.4	$221.7	$(22.1)	$868.0
Cost of goods sold	—	494.5	161.7	(25.6)	630.6
Gross profit	—	173.9	60.0	3.5	237.4
Operating expenses:
Selling, general and administrative expenses	—	107.5	29.4	—	136.9
Losses (gains) and other expenses, net	(1.7)	2.0	(0.6)	—	(0.3)
Restructuring charges	—	0.1	0.2	—	0.3
Income from equity method investments	(65.5)	(14.9)	(2.5)	79.6	(3.3)
Operational income from continuing operations	67.2	79.2	33.5	(76.1)	103.8
Interest expense, net	3.5	(0.4)	0.7	—	3.8
Other expense, net	—	—	—	—	—
Income from continuing operations before income taxes	63.7	79.6	32.8	(76.1)	100.0
Provision for income taxes	(0.6)	22.7	10.7	1.4	34.2
Income from continuing operations	64.3	56.9	22.1	(77.5)	65.8
Loss from discontinued operations	—	(1.5)	—	—	(1.5)
Net income	$64.3	$55.4	$22.1	$(77.5)	$64.3
Other comprehensive income, net of tax	4.5	0.8	3.5	0.4	9.2
Comprehensive income	$68.8	$56.2	$25.6	$(77.1)	$73.5

Lennox International Inc. and Subsidiaries
Condensed Consolidating Statements of Operations and Comprehensive Income
For the Nine Months Ended September 30, 2013

(Amounts in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$1,984.5	$619.3	$(154.3)	$2,449.5
Cost of goods sold	—	1,473.9	474.9	(152.7)	1,796.1
Gross profit	—	510.6	144.4	(1.6)	653.4
Operating expenses:
Selling, general and administrative expenses	—	327.8	96.2	—	424.0
Losses and other expenses, net	0.8	2.2	—	(0.2)	2.8
Restructuring charges	—	1.6	1.6	—	3.2
Income from equity method investments	(144.1)	(6.0)	(8.7)	148.1	(10.7)
Operational income from continuing operations	143.3	185.0	55.3	(149.5)	234.1
Interest expense, net	10.6	(1.5)	1.7	—	10.8
Other expense, net	—	—	(0.1)	—	(0.1)
Income from continuing operations before income taxes	132.7	186.5	53.7	(149.5)	223.4
Provision for income taxes	(3.9)	63.3	18.7	(0.6)	77.5
Income from continuing operations	136.6	123.2	35.0	(148.9)	145.9
Loss from discontinued operations	—	16.2	(25.5)	—	(9.3)
Net income	$136.6	$139.4	$9.5	$(148.9)	$136.6
Other comprehensive income (loss), net of tax	(3.1)	1.9	(3.8)	(66.6)	(71.6)
Comprehensive income	$133.5	$141.3	$5.7	$(215.5)	$65.0

Lennox International Inc. and Subsidiaries
Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended September 30, 2014

(Amounts in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$13.4	$72.1	$(62.0)	$—	$23.5
Cash flows from investing activities:
Proceeds from the disposal of property, plant and equipment	—	0.2	—	—	0.2
Purchases of property, plant and equipment	—	(45.5)	(14.4)	—	(59.9)
Net proceeds from sale of business	—	—	—	—	—
Net cash used in discontinued operations	—	—	—	—	—
Net cash used in investing activities	—	(45.3)	(14.4)	—	(59.7)
Cash flows from financing activities:
Short-term borrowings, net	—	—	3.4	—	3.4
Asset securitization borrowings	—	—	60.0	—	60.0
Asset securitization payments	—	—	—	—	—
Long-term debt payments	—	(1.4)	(0.3)	—	(1.7)
Borrowings from revolving credit facility	1,483.0	—	—	—	1,483.0
Payments on revolving credit facility	(1,351.0)	—	—	—	(1,351.0)
Proceeds from employee stock purchases	1.5	—	—	—	1.5
Repurchases of common stock	(100.3)	—	—	—	(100.3)
Repurchases of common stock to satisfy employee withholding tax obligations	(12.3)	—	—	—	(12.3)
Excess tax benefits related to share-based payments	5.3	—	—	—	5.3
Intercompany debt	(12.5)	(0.8)	13.3	—	—
Intercompany financing activity	11.5	(17.0)	5.5	—	—
Intercompany investments	—	(3.0)	3.0	—	—
Cash dividends paid	(38.2)	—	—	—	(38.2)
Net cash provided by financing activities	(13.0)	(22.2)	84.9	—	49.7
Increase in cash and cash equivalents	0.4	4.6	8.5	—	13.5
Effect of exchange rates on cash and cash equivalents	—	—	(3.4)	—	(3.4)
Cash and cash equivalents, beginning of period	1.1	10.5	26.4	—	38.0
Cash and cash equivalents, end of period	$1.5	$15.1	$31.5	$—	$48.1

Lennox International Inc. and Subsidiaries
Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended September 30, 2013

(Amounts in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$(41.6)	$267.0	$(160.4)	$—	$65.0
Cash flows from investing activities:
Proceeds from the disposal of property, plant and equipment	—	0.1	—	—	0.1
Purchases of property, plant and equipment	—	(30.3)	(10.7)	—	(41.0)
Net proceeds from sale of business	4.8	—	3.3	—	8.1
Net cash used in discontinued operations	—	(0.1)	—	—	(0.1)
Net cash used in investing activities	4.8	(30.3)	(7.4)	—	(32.9)
Cash flows from financing activities:
Short-term borrowings, net	—	—	3.8	—	3.8
Asset securitization borrowings	—	—	330.0	—	330.0
Asset securitization payments	—	—	(200.0)	—	(200.0)
Long-term debt payments	—	(0.5)	(0.2)	—	(0.7)
Borrowings from revolving credit facility	998.0	—	—	—	998.0
Payments on revolving credit facility	(1,083.5)	—	—	—	(1,083.5)
Proceeds from employee stock purchases	1.3	—	—	—	1.3
Repurchases of common stock	(66.0)	—	—	—	(66.0)
Repurchases of common stock to satisfy employee withholding tax obligations	(7.7)	—	—	—	(7.7)
Excess tax benefits related to share-based payments	4.7	—	—	—	4.7
Intercompany debt	(44.4)	8.4	36.0	—	—
Intercompany financing activity	257.0	(242.7)	(14.3)	—	—
Cash dividends paid	(22.1)	—	—	—	(22.1)
Net cash used in financing activities	37.3	(234.8)	155.3	—	(42.2)
Decrease in cash and cash equivalents	0.5	1.9	(12.5)	—	(10.1)
Effect of exchange rates on cash and cash equivalents	—	—	(3.9)	—	(3.9)
Cash and cash equivalents, beginning of period	1.0	13.4	37.4	—	51.8
Cash and cash equivalents, end of period	$1.5	$15.3	$21.0	$—	$37.8

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

Financial Highlights

•	Net sales increased $30 million, or 4%, to $898 million in the third quarter of 2014 compared to $868 million in the third quarter of 2013.

•	Operational income from continuing operations in the third quarter of 2014 increased $3 million to $107 million from $104 million in the third quarter of 2013.

•	Net income for the third quarter of 2014 increased $3 million to $67 million from $64 million in the third quarter of 2013.

•	Diluted earnings per share from continuing operations were $1.38 per share in the third quarter of 2014 compared to $1.30 per share in the third quarter of 2013.

•	During the third quarter of 2014, we returned $15 million to shareholders through dividend payments and $50 million through share repurchases.

•	Cash provided by operating activities was $24 million in the first nine months of 2014 compared to $65 million in the first nine months of 2013.

Third Quarter of 2014 Compared to Third Quarter of 2013 - Consolidated Results

The following table provides a summary of our financial results, including information presented as a percentage of net sales:

	For the Three Months Ended September 30,
	Dollars (in millions)		Percent Change Fav/(Unfav)	Percent of Sales
	2014	2013		2014	2013
Net sales	$898.4	$868.0	3.5%	100.0%	100.0%
Cost of goods sold	651.3	630.6	(3.3)	72.5	72.6
Gross profit	247.1	237.4	4.1	27.5	27.4
Selling, general and administrative expenses	140.9	136.9	(2.9)	15.7	15.8
Losses (gains) and other expenses, net	2.1	(0.3)	(800.0)	0.2	—
Restructuring charges	1.0	0.3	(233.3)	0.1	—
Income from equity method investments	(3.5)	(3.3)	6.1	(0.4)	(0.4)
Operational income from continuing operations	$106.6	$103.8	2.7%	11.9%	12.0%

Net Sales

Net sales increased 4% in the third quarter of 2014 compared to the third quarter of 2013, primarily from 3% higher sales volumes and 1% favorable price and mix. The Residential Heating & Cooling and Commercial Heating & Cooling segments delivered higher volume by capturing additional replacement and new construction business.

Gross Profit

Gross profit margin in the third quarter of 2014 increased 10 basis points ("bps") to 27.5% compared to the third quarter of 2013. Lower material costs increased our profit margin by 100 bps and volume increased our profit margin by 10 bps. Offsetting these increases were decreases due to 10 bps of unfavorable mix and price, 40 bps from lower refrigerant pricing on our Australia wholesale business when compared to the prior year quarter, 10 bps from unfavorable foreign currency exchange rate impact, and 40 bps for investments in distribution and other growth initiatives with the balance from other cost changes.

Selling, General and Administrative Expenses

SG&A was $141 million in the third quarter of 2014 compared to $137 million in the third quarter of 2013, and as a percentage of net sales was relatively flat.

Losses (gains) and Other Expenses, Net

Losses (gains) and other expenses, net for the third quarter of 2014 and 2013 included the following (in millions):

	For the Three Months Ended September 30,
	2014	2013
Realized losses on settled future contracts	$0.1	$0.4
Foreign currency exchange losses (gains)	0.1	(0.5)
Loss on disposal of fixed assets	0.1	—
Net change in unrealized losses (gains) on unsettled futures contracts	0.2	(1.1)
Special legal contingency charges	0.5	0.8
Asbestos-related litigation	0.4	—
Environmental liabilities	0.7	—
Other items, net	—	0.1
Losses (gains) and other expenses, net	$2.1	$(0.3)

The net change in unrealized losses (gains) on unsettled futures contracts was due to lower commodity prices relative to the unsettled futures contract prices. For more information on our futures contracts, see Note 4 in the Notes to the Consolidated Financial Statements. Foreign currency exchange losses (gains) increased in the third quarter of 2014 primarily due to the Australian and Canadian dollar exchange rates. For more information on asbestos-related litigation, see Note 6 in the Notes to the Consolidated Financial Statements.

Restructuring Charges

Restructuring charges increased to $1 million in the third quarter of 2014 while minimal restructuring charges were incurred in the third quarter of 2013. The increase was for a new project to realign accountabilities and enhance distribution capabilities. For additional information on our restructuring activities, refer to Note 12 in the Notes to the Consolidated Financial Statements.

Income from Equity Method Investments

We participate in two joint ventures that are engaged in the manufacture and sale of compressors, unit coolers and condensing units. We exert significant influence over these affiliates based upon our ownerships, but do not control them due to venture partner participation. Accordingly, these joint ventures have been accounted for under the equity method and their financial position and results of operations are not consolidated. Income from equity method investments of $4 million in the third quarter of 2014 increased slightly over the third quarter of 2013 due to improved operating results from our joint ventures.

Interest Expense, net

Interest expense, net was $4 million in the third quarter of 2014 and was flat compared to the third quarter of 2013. The impact of the increase in our average net borrowings was offset by a slight decline in weighted average borrowing rates over the comparable periods.

Income Taxes

The Provision for income taxes was $35 million in the third quarter of 2014 compared to $34 million in the third quarter of 2013. The effective tax rate remained unchanged at 34.2% for the third quarter of 2014 compared to the third quarter of 2013. Our effective tax rates differ from the statutory federal rate of 35% for certain items, including tax credits, state and local taxes, non-deductible expenses, foreign taxes at rates other than 35% and other permanent tax differences.

Third Quarter of 2014 Compared to Third Quarter of 2013 - Results by Segment

Residential Heating & Cooling

The following table presents our Residential Heating & Cooling segment's net sales and profit for the third quarter of 2014 and 2013 (dollars in millions):

	For the Three Months Ended September 30,
	2014	2013	Difference	% Change
Net sales	$462.6	$433.9	$28.7	6.6%
Profit	$69.4	$57.0	$12.4	21.8%
% of net sales	15.0%	13.1%

Net sales increased by 7% in the third quarter of 2014 compared to the third quarter of 2013. Volume increased by 6% due to industry growth and market share gains and favorable price and mix increased net sales by 1%.

Segment profit for the third quarter of 2014 increased $12 million due to $7 million in material cost savings, $6 million in higher sales volumes, $2 million from favorable price, and $1 million from favorable other product cost changes. Partially offsetting these increases was $1 million of unfavorable foreign currency exchange rates, $1 million of higher SG&A expenses, and $2 million from investments in distribution.

Commercial Heating & Cooling

The following table presents our Commercial Heating & Cooling segment's net sales and profit for the third quarter of 2014 and 2013 (dollars in millions):

	For the Three Months Ended September 30,
	2014	2013	Difference	% Change
Net sales	$241.6	$239.1	$2.5	1.0%
Profit	$42.2	$39.2	$3.0	7.7%
% of net sales	17.5%	16.4%

Net sales increased 1% in the third quarter of 2014 compared to the third quarter of 2013 due primarily to volume increases in our North American service business.

Segment profit in the third quarter of 2014 increased $3 million compared to the third quarter of 2013, with increases of $1 million from higher sales volumes, $2 million in material cost savings, and $1 million from favorable price and mix. Partially offsetting these increases was a total of $1 million higher SG&A expenses including start-up costs to enter the Variable Refrigerant Flow ("VRF") market.

Refrigeration

The following table presents our Refrigeration segment's net sales and profit for the third quarter of 2014 and 2013 (dollars in millions):

	For the Three Months Ended September 30,
	2014	2013	Difference	% Change
Net sales	$194.2	$195.0	$(0.8)	(0.4)%
Profit	$16.5	$23.9	$(7.4)	(31.0)%
% of net sales	8.5%	12.3%

Net sales were relatively flat in the third quarter of 2014 compared to the third quarter of 2013, with favorable mix and price and favorable foreign currency exchange rates, offset by a negative impact to the profitability of our refrigerant business in Australia due to the repeal of the carbon tax.

Segment profit for the third quarter of 2014 decreased $7 million compared to the third quarter of 2013 primarily due to $4 million from unfavorable mix, $3 million lower profitability in our Australia refrigerant business, and $1 million of costs related to investments for future growth, offset by a $1 million increase from favorable price.

Corporate and Other

Corporate and other expenses increased $1 million to $18 million in the third quarter of 2014 from $17 million in the third quarter of 2013 due primarily to higher wages and other administrative expenses.

Year-to-Date through September 30, 2014 Compared to Year-to-Date through September 30, 2013 - Consolidated Results

The following table provides a summary of our financial results, including information presented as a percentage of net sales:

	For the Nine Months Ended September 30,
	Dollars (in millions)		Percent Change Fav/(Unfav)	Percent of Sales
	2014	2013		2014	2013
Net sales	$2,554.6	$2,449.5	4.3%	100.0%	100.0%
Cost of goods sold	1,876.7	1,796.1	4.5	73.5	73.3
Gross profit	677.9	653.4	3.7	26.5	26.7
Selling, general and administrative expenses	425.5	424.0	0.4	16.7	17.3
Losses and other expenses, net	3.5	2.8	25.0	0.1	0.1
Restructuring charges	1.3	3.2	(59.4)	0.1	0.1
Income from equity method investments	(12.0)	(10.7)	12.1	(0.5)	(0.4)
Operational income from continuing operations	$259.6	$234.1	10.9	10.2%	9.6%

Net Sales

Net sales increased 4% in the first nine months of 2014 compared to the first nine months of 2013, with sales volumes up 4% and price and mix up 1%. The volume increases were driven by our Residential Heating & Cooling and Commercial Heating & Cooling segments capturing additional replacement and new construction business. Partially offsetting these increases was a 1% decrease from unfavorable foreign currency exchange rates.

Gross Profit

Gross profit margins in the first nine months of 2014 decreased 20 bps to 27% compared to the first nine months of 2013. Improvements of 120 bps from material cost savings were offset by 10 bps from unfavorable price and mix, 20 bps from unfavorable foreign currency exchange rates, 50 bps for investments in distribution and other growth initiatives, and 60 bps from increased total other product costs.

Selling, General and Administrative Expenses

SG&A was $426 million for the first nine months of 2014 compared to $424 million for the first nine months of 2013, and as a percentage of net sales, declined 60 bps from 17.3% to 16.7%. The largest driver of the decrease in SG&A as a percentage of net sales was lower incentive compensation.

Losses and Other Expenses, Net

Losses and other expenses, net for the first nine months of 2014 and 2013 included the following (in millions):

	For the Nine Months Ended September 30,
	2014	2013
Realized losses on settled future contracts	$0.6	$0.8
Foreign currency exchange losses (gains)	0.1	—
Net change in unrealized losses (gains) on unsettled futures contracts	0.1	0.7
Special legal contingency charges	0.7	1.0
Asbestos-related litigation	1.0	—
Environmental liabilities	0.7	—
Other items, net	0.3	0.3
Losses (gains) and other expenses, net (pre-tax)	$3.5	$2.8

The net change in unrealized (gains) losses on unsettled futures contracts was due to higher commodity prices relative to the unsettled futures contract prices. For more information on our futures contracts, see Note 4 in the Notes to the Consolidated Financial Statements. For more information on asbestos-related litigation, see Note 6 in the Notes to the Consolidated Financial Statements.

Restructuring Charges

Restructuring charges were $1 million in the first nine months of 2014 and $3 million in the first nine months of 2013. 2014 charges were for a new project to realign accountabilities and enhance distribution capabilities while the 2013 charges related primarily to our Regional Distribution Network project as well as anticipated severance charges associated with a relocation of certain Residential Heating & Cooling manufacturing operations to lower cost facilities. For additional information on our restructuring activities, refer to Note 12 in the Notes to the Consolidated Financial Statements.

Income from Equity Method Investments

We participate in two joint ventures that are engaged in the manufacture and sale of compressors, unit coolers and condensing units. We exert significant influence over these affiliates based upon our ownerships, but do not control them due to venture partner participation. Accordingly, these joint ventures have been accounted for under the equity method and their financial position and results of operations are not consolidated. Income from equity method investments of $12 million in the first nine months of 2014 increased $1 million over the first nine months of 2013 due to improved operating results from our joint ventures.

Interest Expense, net

Interest expense, net was $11 million in the first nine months of 2014 and was flat compared to the first nine months of 2013. The impact of the increase in our average net borrowings was offset by a slight decline in weighted average borrowing rates over the comparable periods.

Income Taxes

The Provision for income taxes was $87 million in the first nine months of 2014 compared to $78 million in the first nine months of 2013. The effective tax rate was 34.8% for the first nine months of 2014 compared to 34.7% for the first nine months of 2013. Our effective tax rates differ from the statutory federal rate of 35% for certain items, including tax credits, state and local taxes, non-deductible expenses, foreign taxes at rates other than 35% and other permanent tax differences.

Year-to-Date through September 30, 2014 Compared to Year-to-Date through September 30, 2013 - Results by Segment

Residential Heating & Cooling

The following table presents our Residential Heating & Cooling segment's net sales and profit for the first nine months of 2014 and 2013 (dollars in millions):

	For the Nine Months Ended September 30,
	2014	2013	Difference	% Change
Net sales	$1,332.5	$1,224.5	$108	8.8%
Profit	$178.8	$143.7	$35.1	24.4%
% of net sales	13.4%	11.7%

Net sales increased by 9% in the first nine months of 2014 compared to the first nine months of 2013. Sales volumes increased net sales by 8% due to industry growth and market share gains and the benefits of favorable price and mix contributed 2%. Changes in foreign currency exchange rates unfavorably impacted net sales by 1%.

Segment profit for the first nine months of 2014 increased $35 million due to $20 million contributed by incremental volume, $22 million from material cost savings, and $5 million from favorable price with mix contributing $1 million. Partially offsetting these increases was $7 million in distribution expenses related to continued investment in distribution expansion, and unfavorable foreign exchange rates of $6 million.

Commercial Heating & Cooling

The following table presents our Commercial Heating & Cooling segment's net sales and profit for the first nine months of 2014 and 2013 (dollars in millions):

	For the Nine Months Ended September 30,
	2014	2013	Difference	% Change
Net sales	$655.6	$631.8	$23.8	3.8%
Profit	$91.3	$84.8	$6.5	7.7%
% of net sales	13.9%	13.4%

Commercial Heating & Cooling net sales increased 4% in the first nine months of 2014 compared to the first nine months of 2013 due to broad-based volume increases in North America.

Segment profit in the first nine months of 2014 increased $7 million compared to the first nine months of 2013. The benefits of $7 million from incremental volume and $5 million from material cost savings were offset by $4 million higher SG&A expenses including start-up costs to enter the VRF market, with the balance associated with other costs including investments in distribution expansion.

Refrigeration

The following table presents our Refrigeration segment's net sales and profit for the first nine months of 2014 and 2013 (dollars in millions):

	For the Nine Months Ended September 30,
	2014	2013	Difference	% Change
Net sales	$566.5	$593.2	$(26.7)	(4.5)%
Profit	$42.3	$66.5	$(24.2)	(36.4)%
% of net sales	7.5%	11.2%

Refrigeration net sales declined 5% in the first nine months of 2014 compared to the first nine months of 2013 primarily due to a 3% volume decline and a 2% impact from unfavorable Australian dollar exchange rates. The North American supermarket and Australian wholesale businesses have been soft. We continue to expect the North American supermarket business to improve in the last quarter of the year based on national account business won in 2014. In Australia, with the repeal of the carbon tax, we expect a negative impact to the profitability of our refrigerant business for the remainder of the year.

Segment profit for the first nine months of 2014 decreased $24 million compared to the first nine months of 2013 primarily due to volume related declines of $5 million, unfavorable mix of $9 million, unfavorable foreign exchange rates of $3 million, and $3 million relating to investment in growth initiatives. These decreases were offset by a $1 million increase related to favorable price with the balance associated with other cost changes.

Corporate and Other

Corporate and other expenses decreased $8 million to $48 million in the first nine months of 2014 from $56 million in the first nine months of 2013 due primarily to lower incentive compensation.

Liquidity and Capital Resources

Our working capital and capital expenditure requirements are generally met through internally generated funds, bank lines of credit and an asset securitization arrangement. Working capital needs are generally greater in the first and second quarters due to the seasonal nature of our business cycle.

Statement of Cash Flows

The following table summarizes our cash flow activity for the nine months ended September 30, 2014 and 2013 (in millions):

	For the Nine Months Ended September 30,
	2014	2013
Net cash provided by operating activities	$23.5	$65.0
Net cash used in investing activities	(59.7)	(32.9)
Net cash provided by (used in) financing activities	49.7	(42.2)

Net Cash Provided by Operating Activities - Net cash provided by operating activities decreased approximately $42 million in the first nine months of 2014 compared to $65 million in the first nine months of 2013. This decrease was primarily attributable to the seasonal increase in working capital requirements and higher income tax payments in 2014 due to timing of payments, partially offset by higher net income.

Net Cash Used in Investing Activities - Capital expenditures were $60 million and $41 million in the first nine months of 2014 and 2013, respectively. Capital expenditures in 2014 were primarily related to an expansion of manufacturing capacity for our Residential Heating & Cooling segment, investments in systems and software to support the overall enterprise and investments in our distribution network. Net cash used in investing activities in the first nine months of 2013 also included net proceeds of $5 million from the sale of the Service Experts business.

Net Cash Provided by (Used in) Financing Activities - Net cash provided by financing activities increased to $50 million in the first nine months of 2014 primarily due to an increase in net borrowings and was partially offset by increases in stock repurchases and cash dividends paid. Net borrowings were higher in 2014 to support the increased stock repurchases, dividend and tax payments. Dividend payments increased because the fourth quarter 2012 dividend was paid in 2012, whereas the fourth quarter 2013 dividend was not paid until the first quarter of 2014.

Debt Position

The following table details our lines of credit and financing arrangements as of September 30, 2014 (in millions):

	Maximum Capacity	Outstanding Borrowings	Available for Future Borrowings
Short-term debt:
Foreign obligations	$28.6	$9.0	$19.6
Asset Securitization Program (1)	220.0	220.0	—
Total short-term debt	$248.6	$229.0	$19.6
Current maturities of long-term debt:
Capital lease obligations	$1.3	$1.3	$—
Long-term debt:
Capital lease obligations	$16.7	$16.7	$—
Domestic revolving credit facility (2)	650.0	149.0	473.8
Senior unsecured notes	200.0	200.0	—
Total long-term debt	866.7	365.7	473.8
Total debt	$1,116.6	$596.0	$493.4
(1) The maximum securitization amount ranges from $160.0 million to $220.0 million, depending on the period. The maximum capacity of the ASP is the lesser of the maximum securitization amount or 100% of the net pool balance less reserves, as defined under the ASP.
(2) The available future borrowings on our domestic revolving credit facility were reduced by the outstanding borrowings and $27.2 million in outstanding standby letters of credit. We also had $26.4 million in outstanding standby letters of credit outside of the domestic revolving credit facility as of September 30, 2014.

Financial Leverage

We periodically review our capital structure to ensure the appropriate levels of leverage and liquidity. We may access the capital markets, as necessary, based on business needs and to take advantage of favorable interest rate environments or other market conditions. We also evaluate our debt-to-capital and debt-to-EBITDA ratios to determine, among other considerations, the appropriate targets for capital expenditures and share repurchases under our share repurchase programs. Our debt-to-total-capital ratio increased to 54.3% at September 30, 2014 from 45.2% at December 31, 2013 due to the increase in our net borrowings, as noted above.
As of September 30, 2014, our senior credit rating with Moody's Investors Service, Inc. ("Moody's") was Baa3 with a stable outlook, which is judged to be lowest investment grade and subject to moderate credit risk and may possess certain speculative characteristics. Our senior credit rating with Standard & Poor's Rating Group ("S&P") was upgraded in the first quarter of 2014 by one notch to BBB with a stable outlook, which is judged to be investment grade but subject to weakened ability to meet commitments upon adverse economic conditions or changing circumstances. The security ratings are not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating. Our goal is to retain investment grade ratings from Moody's and S&P to ensure adequate access to capital markets.

Liquidity

We believe our cash and cash equivalents of $48 million, future cash generated from operations and available future borrowings are sufficient to fund operations, planned capital expenditures, future contractual obligations, share repurchases, anticipated dividends and other needs in the foreseeable future. Included in our cash and cash equivalents of $48 million as of September 30, 2014 was $31.5 million of cash held in foreign locations. Our cash held in foreign locations is used for investing and operating activities in those locations, and we currently do not have the need or intent to repatriate those funds to the United States. If we were to repatriate this cash, we would be required to accrue and pay taxes in the United States for the amounts that were repatriated.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our current management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2014, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes during the quarter ended September 30, 2014 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In the third quarter of 2014, we purchased shares of our common stock as follows:

	Total Number of Shares Purchased (1)	Average Price Paid per Share (including fees)	Total Number of Shares Purchased As Part of Publicly Announced Plans (2)	Approximate Dollar Value of Shares that may yet be Purchased under our Share Repurchase Plans (in millions) (3)
July 1 through July 31	13,653	$89.49	—	$196.2
August 1 through August 31	570,431	88.50	567,900	145.9
September 1 through September 30	1,118	79.58	—	145.9
	585,202		567,900

(1) We repurchased 17,302 shares of common stock in July, August and September 2014, respectively, surrendered to LII to satisfy employee tax-withholding obligations in connection with the exercise of long-term incentive awards.
(2) Excludes 172,720 shares repurchased in transactions executed in the second quarter of 2014 that settled in July 2014. The cash payments for these share repurchases were made in the second quarter of 2014, and accordingly, reduced the approximate dollar value of shares that may yet be purchased as of June 30, 2014.
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

4.6	Form of 4.900% Note due 2017 (filed as Exhibit 4.3 to LII’s Current Report on Form 8-K filed on May 6, 2010 and incorporated herein by reference).
18.1	Letter re Change in Accounting Principles (filed herewith).
31.1	Certification of the principal executive officer (filed herewith).
31.2	Certification of the principal financial officer (filed herewith).
32.1	Certification of the principal executive officer and the principal financial officer pursuant to 18 U.S.C. Section 1350 (furnished herewith).
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

Date: October 20, 2014