Form 10-K
period 2014-12-31
LENNOX INTERNATIONAL INC
filed 2015-02-17
CIK 1069202

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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
Yes [ ] No [X]

As of June 30, 2014, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $4.2 billion based on the closing price of the registrant's common stock on the New York Stock Exchange. As of February 6, 2015, there were 44,676,927 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the registrant's 2015 Annual Meeting of Stockholders to be held on May 14, 2015 are incorporated by reference into Part III of this report.

1

LENNOX INTERNATIONAL INC.
FORM 10-K
For the Fiscal Year Ended December 31, 2014

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

Shown in the table below are our three business segments, the key products, services and well-known product and brand names within each segment and net sales in 2014 by segment. Segment financial data for 2014, 2013 and 2012, including financial information about foreign and domestic operations, is included in Note 19 of the Notes to our Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” and is incorporated herein by reference.

Segment	Products & Services	Product and Brand Names	2014 Net Sales (in millions)
Residential Heating & Cooling	Furnaces, air conditioners, heat pumps, packaged heating and cooling systems, indoor air quality equipment, comfort control products, replacement parts	Lennox, Dave Lennox Signature, Armstrong Air, Ducane, Aire-Flo, Air-Ease, Concord, Magic-Pak, ADP Advanced Distributor Products, iComfort and Lennox PartsPlus	$1,736.5
Commercial Heating & Cooling	Unitary heating and air conditioning equipment, applied systems, controls, installation and service of commercial heating and cooling equipment	Lennox, Allied Commercial, Magic-Pak, Raider, Landmark, Prodigy, Strategos, Energence and Lennox National Account Services	878.5
Refrigeration	Condensing units, unit coolers, fluid coolers, air cooled condensers, air handlers, process chillers, controls, compressorized racks, supermarket display cases and systems	Heatcraft Worldwide Refrigeration, Bohn, Larkin, Climate Control, Chandler Refrigeration, Kysor/Warren, Friga-Bohn, HK Refrigeration, Hyfra, Kirby and Interlink	752.4
		Total	$3,367.4

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

We are continuing to grow our network of over 160 Lennox PartsPlus stores across the United States and Canada. These stores provide an easy access solution for contractors and independent dealers to obtain universal service and replacement parts, supplies, convenience items, tools, Lennox equipment and OEM parts.

Our Advanced Distributor Products (“ADP”) operation builds evaporator coils and air handlers under the “ADP Advanced Distributor Products” brand, as well as the “Lennox” brand. ADP sells its own ADP branded evaporator coils to over 400 HVAC wholesale distributors across North America as well as a full line of evaporator coils to Allied Air Enterprise.

Commercial Heating & Cooling

North America. In North America, we manufacture and sell unitary heating and cooling equipment used in light commercial applications, such as low-rise office buildings, restaurants, retail centers, churches and schools. Our product offerings for these applications include rooftop units ranging from 2 to 50 tons of cooling capacity and split system/air handler combinations, which range from 1.5 to 20 tons of cooling capacity. These products are distributed primarily through commercial contractors and directly to national account customers. In 2014, we launched Lennox-branded variable refrigerant flow ("VRF") commercial products through Lennox company-owned distribution. We believe the success of our products is attributable to their efficiency, design flexibility, total cost of ownership, low life-cycle cost, ease of service and advanced control technology.

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

International.  In international markets, we manufacture and market refrigeration products including condensing units, unit coolers, air-cooled condensers, fluid coolers, compressor racks and industrial process chillers.  We have manufacturing locations in Germany, France, Brazil and China.  In Australia and New Zealand, we are the leading wholesale distribution business serving the HVACR industry with more than 70 locations serving our customers, which also includes the sale of refrigerant. In addition, we own a 50% common stock interest in a joint venture in Mexico that produces unit coolers, air-cooled condensers, condensing units, compressors and compressor racks of the same design and quality as those manufactured by our U.S. business.  This joint venture product line is complemented with imports from the U.S., which are sold through the joint venture's distribution network.

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

Manufacturing

We operate manufacturing facilities worldwide and utilize the best available manufacturing techniques based on the needs of our businesses, including the use of lean manufacturing and Six Sigma principles. We use numerous metrics to track and manage annual efficiency improvements. Some facilities are impacted by seasonal production demand, and we manufacture both heating and cooling products in those facilities to balance production and maintain a relatively stable labor force. We may also hire temporary employees to meet changes in demand.

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

Seasonality

Our sales and related segment profit tend to be seasonally higher in the second and third quarters of the year because summer is the peak season for sales of air conditioning equipment and services in the U.S. and Canada. For the same reason, our working capital needs are generally greater in the first and second quarters, and we generally have higher operating cash inflows in the third and fourth quarters.

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

Employees

As of February 6, 2015, we employed approximately 9,800 employees. Approximately 4,700 of these employees were salaried and 5,100 were hourly. The number of hourly workers we employ may vary in order to match our labor needs during periods of fluctuating demand. Approximately 2,400 employees are represented by unions. We believe we have good relationships with our employees and with the unions representing our employees. We currently do not anticipate any material adverse consequences resulting from negotiations to renew any collective bargaining agreements.

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

Energy Efficiency. The U.S. Department of Energy published a direct final rule setting minimum efficiency standards for residential heating and cooling products. The standards for non-weatherized furnaces were to take effect in 2013, however, the direct final rule for furnace standards was vacated as the result of a negotiated settlement between the American Public Gas Association (APGA) and the Department of Energy (DOE). Standards for split cooling systems became effective January 1, 2015. We offer products that meet or exceed these new standards. The U.S. Department of Energy has numerous active rulemakings that impact residential and commercial heating, air conditioning and refrigeration equipment. We are actively involved in U.S. Department of Energy and Congressional activities related to energy efficiency standards. We believe we are prepared to have compliant products in place in advance of the effectiveness of all such regulations being considered by the U.S. Department of Energy or Congress.

Refrigerants. The use of hydrochlorofluorocarbons, “HCFCs,” and hydroflurocarbons “HFCs” as refrigerants for air conditioning and refrigeration equipment is common practice in the HVACR industry and is regulated. We believe we have complied with applicable rules and regulations in various countries governing the use of HCFCs and HFCs.  The United States Congress, Environmental Protection Agency and other international regulatory bodies are considering steps to phase down the future use of HFCs in HVACR products. We have been an active participant in the ongoing international and domestic dialogue on this subject and believe we are well positioned to react in a timely manner to any changes in the regulatory landscape.  In addition, we are taking proactive steps to implement responsible use principles and guidelines with respect to limiting refrigerants from escaping into the atmosphere throughout the life span of our HVACR equipment.

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

Because all HVACR manufacturers selling within or from the EU are subject to the standards promulgated under WEEE and RoHS, we believe that neither WEEE nor RoHS uniquely impact us as compared to such other manufacturers. Similar directives are being introduced in other parts of the world, including the U.S. For example, California, China and Japan have all adopted standards possessing similar intent as RoHS. We are actively monitoring the development of such directives and believe we are well positioned to comply with such directives in the required time frames.

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

Executive Officers of the Company

Our executive officers, their present positions and their ages are as follows as of February 6, 2015:

Name	Age	Position
Todd M. Bluedorn	51	Chairman of the Board and Chief Executive Officer
Joseph W. Reitmeier	50	Executive Vice President and Chief Financial Officer
Douglas L. Young	52	Executive Vice President and President and Chief Operating Officer, LII Residential Heating & Cooling
Terry L. Johnston	57	Executive Vice President and President and Chief Operating Officer, LII North America Commercial Heating & Cooling
David W. Moon	53	Executive Vice President and President and Chief Operating Officer, LII Worldwide Refrigeration
Prakash Bedapudi	48	Executive Vice President and Chief Technology Officer
Daniel M. Sessa	50	Executive Vice President and Chief Human Resources Officer
John D. Torres	56	Executive Vice President, Chief Legal Officer and Secretary
Roy A. Rumbough, Jr.	59	Vice President, Controller and Chief Accounting Officer

Todd M. Bluedorn became Chief Executive Officer and was elected to our Board of Directors in April 2007. Mr. Bluedorn was elected Chairman of the Board of Directors in May 2012. Prior to joining the company, Mr. Bluedorn served in numerous senior management positions for United Technologies since 1995, including President, Americas - Otis Elevator Company; President, North America - Commercial Heating, Ventilation and Air Conditioning for Carrier Corporation; and President, Hamilton Sundstrand Industrial. He began his professional career with McKinsey & Company in 1992. A graduate of the United States Military Academy at West Point with a B.S. in electrical engineering, Mr. Bluedorn served in the United States Army as a combat engineer officer and United States Army Ranger from 1985 to 1990. He received his MBA from Harvard University School of Business in 1992. Mr. Bluedorn also serves on the Board of Directors of Eaton Corporation and on the Board of Trustees of Washington University in St. Louis.

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

Douglas L. Young was appointed Executive Vice President and President and Chief Operating Officer of LII's Residential Heating & Cooling segment in October 2006. Mr. Young had previously served as Vice President and General Manager of North American Residential Products since 2003 and as Vice President and General Manager of Lennox North American Residential Sales, Marketing, and Distribution from 1999 to 2003. Prior to his career with LII, Mr. Young was employed in the Appliances division of GE, where he held various management positions before serving as General Manager of Marketing for GE Appliance division's retail group from 1997 to 1999 and as General Manager of Strategic Initiatives in 1999. He holds a BSBA from Creighton University and an MS in Management from Purdue University. Mr. Young serves on the Board of Directors of Beacon Roofing Supply, a distributor of roofing materials and complementary building products.

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

Item 1A. Risk Factors
Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act that are based on information currently available to management as well as management's assumptions and beliefs. All statements, other than statements of historical fact, included in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements identified by the words “may,” “will,” “should,” “plan,” “predict,” “anticipate,” “believe,” “intend,” “estimate” and “expect” and similar expressions. Such statements reflect our current views with respect to future events, based on what we believe are reasonable assumptions; however, such statements are subject to certain risks and uncertainties. In addition to the specific uncertainties discussed elsewhere in this Annual Report on Form 10-K, the risk factors set forth in Item 1A. Risk Factors in this Annual Report on Form 10-K may affect our performance and results of operations. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those in the forward-looking statements. We disclaim any intention or obligation to update or review any forward-looking statements or information, whether as a result of new information, future events or otherwise unless required by law.

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

Our Financial Performance Is Affected by the Conditions of the U.S. Construction Industry.

Our business is affected by the performance of the U.S. construction industry. Our sales in the residential and commercial new construction market correlate to the number of new homes and buildings that are built, which in turn is influenced by cyclical factors such as interest rates, inflation, availability of financing, consumer spending habits and confidence, employment rates and other macroeconomic factors over which we have no control. Although the industry has improved for the last several years, our sales may not continue to improve or such improvement may be limited or lower than expected.

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

Changes in Legislation or Government Regulations or Policies Can Have a Significant Impact on Our Results of Operations.

The sales, gross margins and profitability for each of our segments could be directly impacted by changes in legislation or government regulations. Changes in environmental and energy efficiency standards and regulations, in particular, may have a significant impact on the types of products that we are allowed to develop and sell, and the types of products that are developed and sold by our competitors. Our inability or delay in developing or marketing products that match customer demand and that meet applicable efficiency and environmental standards may negatively impact our results. For example, the U.S. Department of Energy vacated certain regional efficiency standards for furnaces scheduled to take effect in May 2013, which delayed several expected changes to efficiency standards until November 2015. The demand for our products and services could also be affected by the size and availability of tax incentives for purchasers of our products and services. Future legislation or regulations, including environmental matters, product certification, product liability, taxes, tax incentives and other matters, may impact the results of each of our operating segments and our consolidated results.

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

If financial markets were to deteriorate, or costs of capital were to increase significantly due to a lowering of our credit ratings, prevailing industry conditions, the volatility of the capital markets or other factors, we may be unable to obtain new financing on acceptable terms, or at all. A deterioration in our financial performance could also limit our future ability to access amounts currently available under our domestic credit facility.  In addition, availability under our asset securitization agreement may be adversely impacted by credit quality and performance of our customer accounts receivable. The availability under our asset securitization agreement is based on the amount of accounts receivable that meet the eligibility criteria of the asset securitization agreement.  If receivable losses increase or credit quality deteriorates, the amount of eligible receivables could decline and, in turn, lower the availability under the asset securitization.

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

Net sales outside of the United States comprised 23.5% of our net sales in 2014.

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

As of February 7, 2014, approximately 24% of our workforce was unionized. The results of future negotiations with these unions and the effects of any production interruptions or labor stoppages could have an adverse effect on our results of operations.

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

As of December 31, 2014, we had goodwill of $209.4 million on our Consolidated Balance Sheet. Any future determination that an impairment of the value of goodwill occurred would require a write-down of the impaired portion of goodwill to fair value and would reduce our assets and stockholders' equity and could have a material adverse effect on our results of operations.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following chart lists our principal domestic and international manufacturing, distribution and office facilities as of February 6, 2015 and indicates the business segment that uses such facilities, the approximate size of such facilities and whether such facilities are owned or leased. Also included in the chart are large warehouses that hold significant inventory balances.

Location	Segment	Type or Use of Facility	Approx. Sq. Ft. (In thousands)	Owned/Leased
Marshalltown, IA	Residential Heating & Cooling	Manufacturing & Distribution	1,300	Owned & Leased
Orangeburg, SC	Residential Heating & Cooling	Manufacturing & Distribution	750	Owned & Leased
Grenada, MS	Residential Heating & Cooling	Manufacturing & Distribution	400	Leased
Saltillo, Mexico	Residential Heating & Cooling	Manufacturing	687	Owned
Columbus, OH	Residential Heating & Cooling	Distribution	278	Leased
McDonough, GA	Residential Heating & Cooling	Distribution	254	Leased
Romeoville, IL	Residential Heating & Cooling	Distribution	360	Leased
Brampton, Canada	Residential & Commercial Heating & Cooling	Distribution	129	Leased
Calgary, Canada	Residential & Commercial Heating & Cooling	Distribution	110	Leased
Lenexa, KS	Residential & Commercial Heating & Cooling	Distribution	115	Leased
Carrollton, TX	Residential & Commercial Heating & Cooling	Distribution	252	Leased
Houston, TX	Residential & Commercial Heating & Cooling	Distribution	49	Leased
Orlando, FL	Residential & Commercial Heating & Cooling	Distribution	52	Leased
Eastvale, CA	Residential & Commercial Heating & Cooling	Distribution	377	Leased
Middletown, PA	Residential & Commercial Heating & Cooling	Distribution	160	Leased
Stuttgart, AR	Commercial Heating & Cooling	Manufacturing	800	Owned
Longvic, France	Commercial Heating & Cooling	Manufacturing	149	Owned
Burgos, Spain	Commercial Heating & Cooling & Refrigeration	Manufacturing	130	Owned
Genas, France	Commercial Heating & Cooling & Refrigeration	Manufacturing, Distribution & Offices	190	Owned
Mions, France	Commercial Heating & Cooling & Refrigeration	Research & Development	129	Owned
Tifton, GA	Refrigeration	Manufacturing	570	Owned & Leased
Stone Mountain, GA	Refrigeration	Manufacturing & Business Unit Headquarters	120	Owned
Columbus, GA	Refrigeration	Manufacturing, Warehousing & Offices	679	Owned & Leased
Midland, GA	Refrigeration	Warehousing & Offices	138	Leased
Milperra, Australia	Refrigeration	Business Unit Headquarters & Distribution	415	Owned
Mt. Wellington, New Zealand	Refrigeration	Distribution & Offices	110	Owned
San Jose dos Campos, Brazil	Refrigeration	Manufacturing, Warehousing & Offices	150	Owned
Krunkel, Germany	Refrigeration	Manufacturing, Distribution & Offices	52	Owned
Wuxi, China	Refrigeration	Manufacturing	142	Owned & Leased
Carrollton, TX	Corporate and other	Research & Development	294	Owned
Richardson, TX	Corporate and other	Corporate Headquarters	375	Owned & Leased

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price for Common Stock

Our common stock is listed for trading on the New York Stock Exchange under the symbol “LII.” The high and low sales prices for our common stock for each quarterly period during 2014 and 2013 were as follows:

	Price Range per Common Share
	2014		2013
	High	Low	High	Low
First Quarter	$94.69	$82.67	$65.50	$53.77
Second Quarter	93.82	81.88	65.96	59.26
Third Quarter	91.98	76.65	75.77	64.63
Fourth Quarter	96.72	72.91	86.14	70.05

Dividends

During 2014 and 2013, we declared quarterly cash dividends as set forth below:

	Dividends per Common Share
	2014	2013
First Quarter	$0.24	$0.20
Second Quarter	0.30	0.24
Third Quarter	0.30	0.24
Fourth Quarter	0.30	0.24
Fiscal Year	$1.14	$0.92

The amount and timing of dividend payments are determined by our Board of Directors and subject to certain restrictions under our domestic revolving credit facility.

Holders of Common Stock

As of the close of business on February 6, 2015, approximately 840 holders of record held our common stock.

Comparison of Total Stockholder Return

The following graph compares the cumulative total returns of LII's common stock with the cumulative total returns of the Standards & Poor's Midcap 400 Index, a broad index of mid-size U.S. companies of which the Company is a part, and with a peer group of U.S. industrial manufacturing and service companies in the HVACR businesses. The graph assumes that $100 was invested on December 31, 2009, with dividends reinvested. Our peer group includes AAON, Inc., Ingersoll-Rand plc, Comfort Systems USA, Inc., United Technologies Corporation, Johnson Controls Inc., and Watsco, Inc. Peer group returns are weighted by market capitalization.

This performance graph and other information furnished under this Comparison of Total Stockholder Return section shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act.

Our Purchases of LII Equity Securities

Our Board of Directors has authorized a total of $1.4 billion towards the repurchase of shares of our common stock (collectively referred to as the "Share Repurchase Plans"), including a $700.0 million share repurchase authorization in October 2014. The Share Repurchase Plans authorize open market repurchase transactions and do not have a stated expiration date.

In the fourth quarter of 2014, we purchased shares of our common stock as follows:

	Total Shares Purchased (1)	Average Price Paid per Share (including fees)	Shares Purchased As Part of Publicly Announced Plans	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans (in millions) (3)
October 1 through October 31 (2)	3,644,030	$86.86	3,626,526	$395.9
November 1 through November 30	5,388	91.97	—	395.9
December 1 through December 31	84,923	95.24	—	395.9
	3,734,341		3,626,526

(1) Includes the surrender to LII of 107,815 shares of common stock to satisfy employee tax-withholding obligations in connection with the exercise of vested stock appreciation rights and the vesting of restricted stock units.
(2) Excludes final settlement of shares repurchased in Accelerated Share Repurchase Plan (ASR) executed in the fourth quarter of 2014. Final settlement is expected in the second half of 2015.
(3) After consideration of total payment of $450 million for Accelerated Share Repurchase Plan (ASR) executed in the fourth quarter of 2014. Final settlement is expected in the second half of 2015.

Item 6. Selected Financial Data

The following table presents selected financial data for each of the five years ended December 31, 2010 to 2014 (in millions, except per share data):

	For the Years Ended December 31,
	2014	2013	2012	2011	2010
Statements of Operations Data:
Net Sales	$3,367.4	$3,199.1	$2,949.4	$2,840.9	$2,585.2
Operational Income From Continuing Operations	334.7	289.0	219.1	184.4	204.5
Income From Continuing Operations	208.1	179.9	135.0	111.5	125.9
Net Income	205.8	171.8	90.0	88.3	116.2
Basic Earnings Per Share From Continuing Operations	4.35	3.61	2.66	2.12	2.31
Diluted Earnings Per Share From Continuing Operations	4.28	3.55	2.63	2.09	2.26
Cash Dividends Declared Per Share	1.14	0.92	0.76	0.72	0.60

Other Data:
Capital Expenditures (1)	$88.4	$78.3	$50.2	$41.4	$43.1
Research and Development Expenses (1)	60.7	53.7	49.5	47.0	46.4

Balance Sheet Data at Period End:
Total Assets	$1,764.3	$1,626.7	$1,691.9	$1,705.7	$1,692.0
Total Debt	925.6	400.4	386.6	465.1	319.0
Stockholders' Equity	9.0	485.7	498.3	467.8	589.7

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

Financial Highlights

•	Net sales increased $168 million, or 5%, to $3,367 million in 2014 from $3,199 million in 2013.

•
Operational income from continuing operations in 2014 was $335 million compared to $289 million in 2013. The increase was primarily due to higher volumes, higher margins from improved price and material cost savings.

•	Net income in 2014 increased to $206 million from $172 million in 2013.

•	Diluted earnings per share from continuing operations were $4.28 per share in 2014 compared to $3.55 per share in 2013.

•	We generated $185 million of cash flow from operating activities in 2014 compared to $210 million in 2013.

•	In 2014, we returned $550 million to shareholders through share repurchases and $53 million through dividend payments.

Overview of Results

The Residential Heating & Cooling segment led our overall financial performance in 2014, with a 10% increase in net sales and a $56 million increase in segment profit compared to 2013. This segment's results benefited from industry growth in the replacement and new construction markets as well as market share gains. Our Commercial Heating & Cooling segment also performed well in 2014 with a 4% increase in net sales and a $6 million increase in segment profit compared to 2013. This segment's results benefited from market share gains, market growth in North America and material cost savings. Sales in our Refrigeration segment were down 3% and segment profit decreased $35 million compared to 2013. This segment's results were impacted by unfavorable mix, unfavorable Australian dollar exchange rates, increased investments in growth initiatives, and decreased profitability of our refrigerant business in Australia due to the repeal of the carbon tax.

On a consolidated basis, our gross profit margins were relatively flat at 26.8% in 2014 due primarily to favorable price and material cost savings across all of our segments. These improvements were offset by unfavorable foreign exchange rates, continued investment in distribution expansion across all segments, unfavorable mix in the Refrigeration and Commercial Heating & Cooling segments, and reduced profitability in our Australian wholesale business due to the repeal of the carbon tax.

Results of Operations

The following table provides a summary of our financial results, including information presented as a percentage of net sales (dollars in millions):

	For the Years Ended December 31,
	2014		2013		2012
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Net sales	$3,367.4	100.0%	$3,199.1	100.0%	$2,949.4	100.0%
Cost of goods sold	2,464.1	73.2%	2,337.9	73.1%	2,227.1	75.5%
Gross profit	903.3	26.8%	861.2	26.9%	722.3	24.5%
Selling, general and administrative expenses	573.7	17.0%	570.1	17.8%	507.0	17.2%
Losses and other expenses, net	6.8	0.2%	9.3	0.3%	2.5	0.1%
Restructuring charges	1.9	0.1%	5.0	0.2%	4.2	0.1%
Income from equity method investments	(13.8)	(0.4)%	(12.2)	(0.4)%	(10.5)	(0.4)%
Operational income from continuing operations	$334.7	9.9%	$289.0	9.0%	$219.1	7.4%
Loss from discontinued operations	(2.3)	(0.1)%	(8.1)	(0.3)%	(45.0)	(1.5)%
Net income	$205.8	6.1%	$171.8	5.4%	$90.0	3.1%

The following table provides net sales by geographic market (dollars in millions):

	For the Years Ended December 31,
	2014		2013		2012
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Net Sales by Geographic Market:
U.S.	$2,576.4	76.5%	$2,382.0	74.5%	$2,147.2	72.8%
Canada	236.3	7.0	232.3	7.3	226.7	7.8
International	554.7	16.5	584.8	18.3	575.5	19.5
Total net sales	$3,367.4	100.0%	$3,199.1	100.0%	$2,949.4	100.0%

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013 - Consolidated Results

Net Sales

Net sales increased 5% in 2014 compared to 2013, with sales volumes up approximately 5% and price and mix up approximately 1%. The increase in volume was driven by our Residential Heating & Cooling and Commercial Heating & Cooling segments capturing additional replacement and new construction business. The benefit of price and mix was a combination of price increases across all segments and favorable product mix predominantly in our Residential Heating & Cooling segment. Partially offsetting these increases was a 1% decrease from foreign currency exchange rates.

Gross Profit

Gross profit margins were relatively flat at 26.8% in 2014 compared to 26.9% in 2013. Lower material costs increased our profit margin by 140 bps and reduced product warranty costs increased our profit margin by 10 bps. Offsetting these increases were decreases of 20 bps from unfavorable mix, 10 bps from lower refrigerant pricing on our Australia wholesale business when compared to the prior year, and 60 bps for investments in distribution and other growth initiatives with the balance from other cost changes.

Selling, General and Administrative Expenses

SG&A expenses increased by $4 million in 2014 compared to 2013. As a percentage of net sales, SG&A expenses decreased 80 bps from 17.8% to 17.0% in the same periods. The percentage decrease in SG&A expenses was principally due to lower employee incentive compensation.

Losses and Other Expenses, Net

Losses and other expenses, net for 2014 and 2013 included the following (in millions):

	For the Years Ended December 31,
	2014	2013
Realized losses on settled futures contracts	$0.8	$1.0
Foreign currency exchange losses	1.6	0.5
Gains on disposal of fixed assets	(0.3)	(1.0)
Net change in unrealized losses on unsettled futures contracts	0.6	0.4
Special legal contingency charges	0.9	1.2
Asbestos-related litigation	0.9	6.3
Environmental liabilities	2.0	—
Other items, net	0.3	0.9
Losses and other expenses, net	$6.8	$9.3

The decline in realized losses on settled futures contracts in 2014 was attributable to increases in commodity prices relative to our settled futures contract prices. Conversely, the change in unrealized losses on unsettled futures contracts was primarily due to lower commodity prices relative to the unsettled futures contract prices. For more information on our derivatives, see Note 8 in the Notes to the Consolidated Financial Statements.

The special legal contingency charges relate to patent litigation which was settled in early 2014. The asbestos-related litigation relates to known and estimated future asbestos matters. The environmental liabilities relate to estimated remediation costs for contamination at some of our facilities. Refer to Note 10 in the Notes to the Consolidated Financial Statements for more information on litigation, the asbestos charges, and the environmental liabilities.

Restructuring Charges

Restructuring charges were $2 million in 2014 compared to $5 million in 2013. 2014 charges were primarily for a new project to realign resources and enhance distribution capabilities in our Refrigeration segment. The charges in 2013 related to our Regional Distribution Network project as well as anticipated severance charges associated with a relocation of certain Residential Heating & Cooling manufacturing operations to lower cost facilities. For more information on our restructuring activities, see Note 16 in the Notes to the Consolidated Financial Statements.

Income from Equity Method Investments

Investments over which we do not exercise control but have significant influence are accounted for using the equity method of accounting. Income from equity method investments increased to $14 million in 2014 compared to $12 million in 2013 due to increases in earnings from our joint ventures.

Interest Expense, net

Net interest expense of $17 million in 2014 increased from $15 million in 2013 due to an increase in our weighted-average interest rates in the comparable periods as well as an increase in our average borrowings.

Income Taxes

The income tax provision was $110 million in 2014 compared to $94 million in 2013, and the effective tax rate was 34.5% in 2014 compared to 34.4% in 2013. Our effective tax rates differ from the statutory federal rate of 35% for certain items, including tax credits, state and local taxes, non-deductible expenses, foreign taxes at rates other than 35% and other permanent tax differences.

Loss from Discontinued Operations

The Loss from discontinued operations related to the Service Experts business sold in March 2013 and the Hearth business sold in April 2012. The $4 million of pre-tax losses incurred in 2014 primary relate to changes in retained product liabilities and general liabilities for Service Experts and Hearth. In 2013, there were $13 million of pre-tax losses from discontinued operations consisting primarily of operating losses in the Service Experts business. The Hearth business had no significant gains or losses in 2013.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013 - Results by Segment

Residential Heating & Cooling

The following table presents our Residential Heating & Cooling segment's net sales and profit for 2014 and 2013 (dollars in millions):

	For the Years Ended December 31,
	2014	2013	Difference	% Change
Net sales	$1,736.5	$1,583.2	$153.3	9.7%
Profit	$235.8	$180.1	$55.7	30.9%
% of net sales	13.6%	11.4%

Residential Heating & Cooling net sales increased 10% in 2014 compared to 2013 driven by strong volume increases and favorable price and mix. Sales volume increases contributed 9% and were attributable to industry growth in new construction and replacement markets and market share gains. Benefits of price increases and favorable product mix contributed 2%. Changes in foreign currency exchange rates unfavorably impacted net sales by 1%.

Segment profit in 2014 increased $56 million due to $27 million contributed by incremental volume, $30 million from commodity and non-commodity material cost savings, $12 million from favorable price, $5 million from favorable mix, $4 million from lower warranty costs, and $1 million from favorable other product costs. Partially offsetting these increases was $7 million in distribution expenses related to continued investment in distribution expansion, unfavorable foreign exchange rates of $9 million, and a $7 million increase in SG&A expenses primarily due to higher wages and other administrative expenses.

Commercial Heating & Cooling

The following table presents our Commercial Heating & Cooling segment's net sales and profit for 2014 and 2013 (dollars in millions):

	For the Years Ended December 31,
	2014	2013	Difference	% Change
Net sales	$878.5	$844.4	$34.1	4.0%
Profit	$124.0	$118.1	$5.9	5.0%
% of net sales	14.1%	14.0%

Commercial Heating & Cooling net sales increased 4% in 2014 compared to 2013 driven by higher volumes. Sales volume increases contributed 5% and were attributable to market share gains and industry growth in the North American markets. Changes in foreign currency exchange rates unfavorably impacted net sales by 1%.

Segment profit in 2014 increased $6 million compared to 2013 due to $12 million from incremental volume, $11 million from material cost savings, $2 million from favorable price, and $4 million from increased factory productivity. These increases were offset by $7 million higher SG&A expenses primarily for start-up costs to enter the VRF market and to support product development, $3 million from unfavorable mix, $6 million from unfavorable foreign exchange rates, with the $7 million balance associated with other costs including investments in distribution expansion.

Refrigeration

The following table presents our Refrigeration segment's net sales and profit for 2014 and 2013 (dollars in millions):

	For the Years Ended December 31,
	2014	2013	Difference	% Change
Net sales	$752.4	$771.5	$(19.1)	(2.5)%
Profit	$55.4	$90.2	$(34.8)	(38.6)%
% of net sales	7.4%	11.7%

Refrigeration net sales declined 3% in 2014 compared to 2013 primarily due to a 2% impact from unfavorable Australian and Brazilian foreign currency exchange rates and a 1% negative impact to our refrigerant business in Australia due to the repeal of the carbon tax. The North American supermarket and Australian wholesale businesses have been soft. We continue to expect the North American supermarket business to improve in 2015 based on national account business won in 2014. In Australia, with the repeal of the carbon tax, we expect a negative impact to the profitability of our refrigerant business as compared to prior year periods through the second quarter of 2015.

Segment profit decreased $35 million in 2014 compared to 2013 primarily due to unfavorable price and mix of $13 million, unfavorable foreign exchange rates of $6 million, and $6 million of lower profitability in our Australia refrigerant business caused by the carbon tax repeal.  Also contributing to the decrease in profit was $7 million of investments in growth initiatives, $7 million of higher distribution and other costs, and $5 million of increased SG&A expenses primarily related to wages.  Partially offsetting the cost increases was $9 million of commodity and non-commodity material cost savings.

Corporate and Other

Corporate and other expenses decreased $14 million in 2014 to $74 million from $88 million in 2013 driven primarily by lower incentive compensation.

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

Gross Profit

Gross profit margins improved 240 bps to 26.9% in 2013 compared to 24.5% in 2012. Increased volume, along with favorable price and mix contributed 200 bps to profit margin and lower commodity and non-commodity product costs contributed a collective 130 bps. Partially offsetting these improvements were 70 bps of higher distribution costs and 20 bps of higher warranty costs.

Selling, General and Administrative Expenses

SG&A expenses increased by $63 million in 2013 compared to 2012. As a percentage of net sales, SG&A expenses increased 60 bps from 17.2% to 17.8% in the same periods. The increase in SG&A expenses was principally due to higher employee compensation.

Losses and Other Expenses, Net

Losses and other expenses, net for 2013 and 2012 included the following (in millions):

	For the Years Ended December 31,
	2013	2012
Realized losses (gains) on settled futures contracts	$1.0	$1.5
Foreign currency exchange losses	0.5	0.8
Losses (gains) on disposal of fixed assets	(1.0)	0.4
Net change in unrealized losses (gains) on unsettled futures contracts	0.4	(2.2)
Acquisition expenses	1.2	1.2
Special legal contingency charges	6.3	—
Other items, net	0.9	0.8
Losses and other expenses, net	$9.3	$2.5

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

The special legal contingency charges relate to patent litigation which was settled in early 2014. We also recorded asbestos charges in the fourth quarter of 2013 for known and estimated future asbestos matters. Refer to Note 10 in the Notes to the Consolidated Financial Statements for more information on this litigation and the asbestos charges.

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

Accounting for Futures Contracts

Realized gains and losses on settled futures contracts are a component of segment profit (loss). Unrealized gains and losses on unsettled futures contracts are excluded from segment profit (loss) as they are subject to changes in fair value until their settlement date. Both realized and unrealized gains and losses on futures contracts are a component of Losses and other expenses, net in the accompanying Consolidated Statements of Operations. See Note 8 of the Notes to Consolidated Financial Statements for more information on our derivatives and Note 19 of the Notes to the Consolidated Financial Statements for more information on our segments and for a reconciliation of segment profit to income from continuing operations before income taxes.

Liquidity and Capital Resources

Our working capital and capital expenditure requirements are generally met through internally generated funds, bank lines of credit and an asset securitization arrangement. Working capital needs are generally greater in the first and second quarters due to the seasonal nature of our business cycle. During the fourth quarter, the company strategically built $77 million of inventory to support customers in the minimum-efficiency regulatory transition taking effect at the start of 2015 for certain products.

Statement of Cash Flows

The following table summarizes our cash flow activity for the years ended 2014, 2013 and 2012 (in millions):

	2014	2013	2012
Net cash provided by operating activities	$184.8	$210.3	$221.4
Net cash used in investing activities	(87.3)	(67.3)	(40.4)
Net cash used in financing activities	(89.5)	(150.2)	(180.1)

Net Cash Provided by Operating Activities - Net cash provided by operating activities decreased $26 million to $185 million in 2014 compared to $210 million in 2013. This decrease was primarily attributable to an increase in working capital requirements and higher income tax payments in 2014 due to timing of payments, partially offset by higher net income. The majority of the increase in working capital in 2014 was related to increased inventory to support customers in the minimum-efficiency regulatory transition, partially offset by an increase in accounts payable due to the timing of payments.

Net Cash Used in Investing Activities - Capital expenditures were $88 million, $78 million and $50 million in 2014, 2013 and 2012, respectively. Capital expenditures in 2014 were primarily related to an expansion of manufacturing capacity for our Residential Heating & Cooling segment, investments in the operations of the Australia wholesale refrigerant business, investments in our North America distribution networks and other investments in systems and software to support the overall enterprise. Net cash used in investing activities for 2013 also included $9 million in net proceeds from the sale of the Service Experts business.

Net Cash Used in Financing Activities - Net cash used in financing activities declined to $90 million in 2014 from $150 million in 2013 primarily due to an increase in net borrowings and more dividend payments, partially offset by increased share repurchases. Net borrowings increased by $526 million in 2014 primarily to support the increased stock repurchases, dividend, and tax payments. Dividend payments increased because the fourth quarter 2012 dividend was paid in 2012, whereas the fourth quarter 2013 dividend was not paid until the first quarter of 2014. We also used $550 million in 2014 to acquire 5.2 million shares of stock under our share repurchase plans compared to purchases of $125 million for 1.7 million shares in 2013.

Debt Position

The following table details our lines of credit and financing arrangements as of December 31, 2014 (in millions):

	Maximum Capacity	Outstanding Borrowings	Available for Future Borrowings
Short-Term Debt:
Foreign Obligations	$28.6	$6.6	$22.0
Asset Securitization Program (1)	220.0	220.0	—
Total short-term debt	248.6	226.6	22.0
Current Maturities:
Capital lease obligations	1.5	1.5	—
Domestic credit facility (2)	22.5	22.5	—
Long-Term Debt:
Capital lease obligations	15.5	15.5	—
Domestic credit facility (2)	927.5	459.5	440.8
Senior unsecured notes	200.0	200.0	—
Total long-term debt	1,143.0	675.0	440.8
Total debt	$1,415.6	$925.6	$462.8

(1)
In November 2014, we amended the Asset Securitization Program ("ASP"), extending its term to November 13, 2015 and increasing the maximum securitization amount from a range of $160.0 million to $220 million to a range of $180.0 million to $220.0 million, depending on the period. The maximum capacity of the ASP is the lesser of the maximum securitization amount or 100% of the net pool balance less reserves, as defined under the ASP.

(2)
In November 2014, we replaced our $650 million Domestic Revolving Credit Facility and our $200 million Short Term Facility with a $950 million Domestic Credit Facility, which consists of a $650 million revolving credit facility and a $300 million term loan and matures in November 2019. Quarterly principal repayments of $7.5 million are required for the term loan beginning on June 30, 2015. The available future borrowings on our domestic revolving credit facility are reduced by $27.2 million in outstanding standby letters of credit. We had an additional $26.4 million in standby letters of credit with other banks.

Financial Leverage

We periodically review our capital structure, including our primary bank facility, to ensure the appropriate levels of liquidity and leverage and to take advantage of favorable interest rate environments or other market conditions. We consider various other financing alternatives and may, from time to time, access the capital markets.

As of December 31, 2014, our senior credit ratings were Baa3 with a negative outlook, and BBB with a stable outlook, by Moody's Investors Service, Inc. ("Moody's") and Standard & Poor's Rating Group ("S&P"), respectively. The security ratings are not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating. Our goal is to maintain investment grade ratings from Moody's and S&P to ensure the capital markets remain available to us.

Our debt-to-total-capital ratio increased to 99.0% at December 31, 2014 compared to 45.2% at December 31, 2013. The increase in the ratio in 2014 is primarily due to the increase in our net borrowings and our acquisition of shares of stock through share repurchase plans, as noted above. We evaluate our debt-to-EBITDA ratio in order to determine the appropriate targets for share repurchases under our share repurchase programs.

Liquidity

We believe our cash of $38 million, future cash generated from operations and available future borrowings are sufficient to fund our operations, planned capital expenditures, future contractual obligations, share repurchases, anticipated dividends and other needs in the foreseeable future. Included in our cash and cash equivalents of $38 million as of December 31, 2014 was $25 million of cash held in foreign locations. Our cash held in foreign locations is used for investing and operating activities in those locations, and we currently do not have the need or intent to repatriate those funds to the United States. If we were to repatriate this cash, we would be required to accrue and to pay taxes in the United States for the amounts that were repatriated.

No contributions are required to be made to our U.S. defined benefit plan in 2015. We made $10 million in contributions to pension plans in 2014.

On May 14, 2014, our Board of Directors approved a 25% increase in our quarterly dividend on common stock from $0.24 to $0.30 per share effective with the July 2014 dividend payment. Dividend payments were $53 million in 2014 compared to $34 million in 2013, with the increase due primarily to the timing of payments of declared dividends. Four quarterly dividends were declared in both 2014 and 2013, whereas four quarterly dividends were paid in 2014 compared to three payments in 2013.

We also continued to increase shareholder value through our share repurchase programs. In 2014 and 2013, we returned $550 million and $125 million to our investors through share repurchases, respectively. An additional $396 million of repurchases are still available under the programs.

Financial Covenants related to our Debt

Our domestic credit facility is guaranteed by certain of our subsidiaries and contains financial covenants relating to leverage and interest coverage. Other covenants contained in the domestic credit facility restrict, among other things, certain mergers, asset dispositions, guarantees, debt, liens, and affiliate transactions. The financial covenants require us to maintain a defined Consolidated Indebtedness to Adjusted EBITDA Ratio and a Cash Flow (defined as EBITDA minus capital expenditures) to Net Interest Expense Ratio. The required ratios under our domestic credit facility are detailed below:

Consolidated Indebtedness to Adjusted EBITDA Ratio no greater than	3.5 : 1.0
Cash Flow to Net Interest Expense Ratio no less than	3.0 : 1.0

Our domestic credit facility contains customary events of default. These events of default include nonpayment of principal or interest, breach of covenants or other restrictions or requirements, default on certain other indebtedness or receivables securitizations (cross default), and bankruptcy. A cross default under our credit facility could occur if:

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

Each of our major debt agreements contains provisions by which a default under one agreement causes a default in the others (a cross default). If a cross default under the domestic credit facility, our senior unsecured notes, the Lake Park Renewal (as described below), or our ASP were to occur, it could have a wider impact on our liquidity than might otherwise occur from a default of a single debt instrument or lease commitment.

If any event of default occurs and is continuing, lenders with a majority of the aggregate commitments may require the administrative agent to terminate our right to borrow under our domestic credit facility and accelerate amounts due under our domestic credit facility (except for a bankruptcy event of default, in which case such amounts will automatically become due and payable and the lenders' commitments will automatically terminate).

In the event of a credit rating downgrade below investment grade resulting from a change of control, holders of our senior unsecured notes will have the right to require us to repurchase all or a portion of the senior unsecured notes at a repurchase price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest, if any. The notes are guaranteed, on a senior unsecured basis, by each of our domestic subsidiaries that guarantee payment by us of any indebtedness under our domestic credit facility. The indenture governing the notes contains covenants that, among other things, limit our ability and the ability of the subsidiary guarantors to: create or incur certain liens; enter into certain sale and leaseback transactions; enter into certain mergers, consolidations and transfers of substantially all of our assets; and transfer certain properties. The indenture also contains a cross default provision which is triggered if we default on other debt of at least $75 million in principal which is then accelerated, and such acceleration is not rescinded within 30 days of the notice date.

As of December 31, 2014, we were in compliance with all covenant requirements. Delaware law limits the ability to pay dividends to surplus or, if there is no surplus, out of net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. In addition, stock repurchases can only be made out of surplus.

Leasing Commitments

On March 22, 2013, we entered into an agreement with a financial institution to renew the lease of our corporate headquarters in Richardson, Texas for a term of approximately six years through March 1, 2019 (the "Lake Park Renewal"). The agreement provides for financial covenants consistent with our credit agreement and we were in compliance with those covenants as of December 31, 2014. The lease is classified as an operating lease and we realize annualized savings of approximately $2 million in net rent costs from this renewal compared to our previous leasing arrangement.

In 2008, we expanded our Tifton, Georgia manufacturing facility using the proceeds from Industrial Development Bonds (“IDBs”). We entered into a lease agreement with the owner of the property and the issuer of the IDBs, and through our lease payments fund the interest payments to investors in the IDBs. We also guaranteed the repayment of the IDBs and entered into letters of credit totaling $14.5 million to fund a potential repurchase of the IDBs in the event investors exercised their right to tender the IDBs to the Trustee. As of December 31, 2014 and 2013, we had a long-term capital lease obligation of $14.3 million related to these transactions.

Refer to Note 10 in the Notes to the Consolidated Financial Statements for more details on our leasing commitments.

Off Balance Sheet Arrangements

In addition to the credit facilities, promissory notes and leasing commitments described above, we also lease real estate and machinery and equipment pursuant to operating leases that are not capitalized on the balance sheet, including high-turnover equipment such as autos and service vehicles and short-lived equipment such as personal computers. Rent expense for these leases was $51 million, $54 million, and $68 million in 2014, 2013, and 2012, respectively. Refer to Notes 10 and 23 of the Notes to the Consolidated Financial Statements for more information on our lease commitments and rent expense, respectively.

Contractual Obligations

Summarized below are our contractual obligations as of December 31, 2014 and their expected impact on our liquidity and cash flows in future periods (in millions):

	Payments Due by Period
	Total	1 Year or Less	1 - 3 Years	3 - 5 Years	More than 5 Years
Total long-term debt obligations (1)	$925.6	$250.6	$261.2	$402.1	$11.7
Estimated interest payments on debt obligations	65.5	21.3	30.3	13.5	0.4
Operating leases	141.5	37.8	53.4	30.6	19.7
Uncertain tax positions (2)	1.4	1.0	0.4	—	—
Purchase obligations (3)	35.1	35.1	—	—	—
Total contractual obligations	$1,169.1	$345.8	$345.3	$446.2	$31.8

(1) Contractual obligations related to capital leases are included as part of long-term debt.
(2) The liability for uncertain tax positions includes interest and penalties.
(3) Purchase obligations consist of aluminum commitments and inventory that is part of our third party logistics programs.

The table above does not include pension, post-retirement benefit and warranty liabilities because it is not certain when these liabilities will be funded. However, we do not expect to pay any contributions to our U.S. defined benefit plans in 2015. For additional information regarding our contractual obligations, see Notes 9, 10, and 11 of the Notes to the Consolidated Financial Statements. See Note 12 of the Notes to the Consolidated Financial Statements for more information on our pension and post-retirement benefits obligations.

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

Where available, the fair values were based upon quoted prices in active markets. However, if quoted prices were not available, then the fair values were based upon quoted prices for similar assets or liabilities or independently sourced market parameters, such as credit default swap spreads, yield curves, reported trades, broker/dealer quotes, interest rates and benchmark securities. For assets and liabilities without observable market activity, if any, the fair values were based upon discounted cash flow methodologies incorporating assumptions that, in our judgment, reflect the assumptions a marketplace participant would use. Valuation adjustments to reflect either party's creditworthiness and ability to pay were incorporated into our valuations, where appropriate, as of December 31, 2014 and 2013, the measurement dates.

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

Notional amount (pounds of aluminum and copper)	34.5
Carrying amount and fair value of net liability	$8.1
Change in fair value from 10% change in forward prices	$9.3

Refer to Note 8 of the Notes to the Consolidated Financial Statements for additional information regarding our commodity futures contracts.

Interest Rate Risk

Our results of operations can be affected by changes in interest rates due to variable rates of interest on our debt facilities, cash, cash equivalents and short-term investments. A 10% adverse movement in the levels of interest rates across the entire yield curve would have resulted in an increase to pre-tax interest expense of approximately $0.9 and $0.2 million for the years ended December 31, 2014 and 2013, respectively.

From time to time, we may use an interest rate swap hedging strategy to eliminate the variability of cash flows in a portion of our interest payments. This strategy, when employed, allows us to fix a portion of our interest payments while also taking advantage of historically low interest rates. As of December 31, 2014 and 2013, no interest rate swaps were in effect.

Foreign Currency Exchange Rate Risk

Our results of operations are affected by changes in foreign currency exchange rates. Net sales and expenses in foreign currencies are translated into U.S. dollars for financial reporting purposes based on the average exchange rate for the period. During 2014, 2013 and 2012, net sales from outside the U.S. represented 23.5%, 25.5% and 27.2%, respectively, of our total net sales. For the years ended December 31, 2014 and 2013, foreign currency transaction gains and losses did not have a material impact to our results of operations. A 10% change in foreign exchange rates would have had an estimated $4.1 million and $5.0 million impact to net income for the years ended December 31, 2014 and 2013, respectively.

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

The estimates for self-insurance expense and liabilities involve assumptions about the amount, timing and nature of future claim costs. The amounts and timing of payments for future claims may vary depending on numerous factors, including the development and ultimate settlement of reported and unreported claims. We estimate these amounts actuarially based primarily on our historical claims information, as well as industry factors and trends. To the extent actuarial assumptions change and claims experience differ from historical rates, our liabilities may change. The self-insurance liabilities as of December 31, 2014 represent the best estimate of the future payments to be made on reported and unreported losses. See Note 10 in the Notes to the Consolidated Financial Statements for additional information on our self-insurance expense and liabilities.

Pension Benefits

Over the past several years, we have frozen many of our defined benefit pension and profit sharing plans and replaced them with defined contribution plans. We have a liability for the benefits earned under these inactive plans prior to the date the benefits were frozen. We also have several active defined benefit plans that provide benefits based on years of service. In each of the years ended December 31, 2014 and December 31, 2013, we contributed $10 million to our pension plans.

We make several assumptions to calculate our liability and the expense for these benefit plans, including the discount rate and expected return on assets. We used an assumed discount rate of 4.04% for pension benefits of our U.S.-based plans as of December 31, 2014. Our discount rates were selected using the yield curve for high-quality corporate bonds, which is dependent upon risk-free interest rates and current credit market conditions. In 2014 and 2013, we utilized an assumed long-term rate of return on assets of 8.00%. These are long-term estimates of equity values and are not dependent on short-term variations of the equity markets. Differences between actual experience and our assumptions are quantified as actuarial gains and losses. These actuarial gains and losses do not immediately impact our earnings as they are deferred in accumulated other comprehensive income (“AOCI”) and are amortized into net periodic benefit cost over the estimated service period. During the fourth quarter of 2014, we adopted the new mortality tables from the Society of Actuaries, which reflects increasing life expectancies in the United States. The adoption of the new mortality tables, along with the lower discount rate year over year, were the primary reasons for the increase in our projected benefit obligation from 2013 to 2014.

The assumed long-term rate of return on assets and the discount rate have significant effects on the amounts reported for our defined benefit plans. A 25 bps decrease in the long-term rate of return on assets or discount rate would have the following effects (in millions):

	25 Basis Point Decrease in Long-Term Rate of Return	25 Basis Point Decrease in Discount Rate
Increase to net periodic benefit cost for U.S. pension plans	$0.6	$0.4
Increase to the pension benefit obligations for U.S. pension plans	n/a	14.9

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

Goodwill and Intangible Assets

Goodwill represents the excess of cost over fair value of assets from acquired businesses. Goodwill is not amortized, but is reviewed for impairment annually in the fourth quarter and whenever events or changes in circumstances indicate the asset may be impaired. We assign goodwill to the reporting units that benefit from the synergies of our acquisitions. If we reorganize our management structure, the related goodwill is allocated to the affected reporting units based upon the relative fair values of those reporting units. Assets and liabilities, including deferred income taxes, are generally directly assigned to the reporting units. However, certain assets and liabilities, including intellectual property assets, information technology assets and pension, self-insurance and environmental liabilities, are centrally managed and are not allocated to the segments in the normal course of our financial reporting process, and therefore must be assigned to the reporting units based upon appropriate methods. Reporting units that we test are generally equivalent to our business segments, or in some cases one level below. Components that are determined to be reporting units are aggregated when those reporting units share similar economic characteristics. We review our reporting unit structure each year as part of our annual goodwill impairment testing.

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

For those reporting units which require the two-step quantitative goodwill impairment test, we estimate reporting unit fair values using the discounted cash flow approach. The discounted cash flows used to estimate fair value are based on assumptions regarding each reporting unit’s estimated projected future cash flows and the estimated weighted-average cost of capital that a market participant would use in evaluating the reporting unit in a purchase transaction. The estimated weighted-average cost of capital is based on the risk-free interest rate and other factors such as equity risk premiums and the ratio of total debt to equity capital. In performing these impairment tests, we take steps to ensure that appropriate and reasonable cash flow projections and assumptions are used. We reconcile our estimated enterprise value to our market capitalization and determine the reasonableness of the cost of capital used by comparing to market data. We also perform sensitivity analyses on the key assumptions used, such as the weighted-average cost of capital and terminal growth rates. None of our reporting units with significant goodwill is at risk of failing step one of the goodwill impairment test.

We review our indefinite-lived intangible assets for impairment annually in the fourth quarter and whenever events or changes in circumstances indicate the asset may be impaired. The provisions of the accounting standard for indefinite-lived intangible assets allow us to first assess qualitative factors to determine whether it is necessary to perform a two-step quantitative impairment test. As part of our qualitative assessment, we monitor economic, legal, regulatory and other factors, industry trends, recent and forecasted financial performance of our reporting units and the timing and nature of our restructuring activities for LII as a whole and as they relate to the fair value of the assets.

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

Management, including our Chief Executive Officer and Chief Financial Officer, has undertaken an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included an evaluation of the design of the Company's internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management concluded that as of December 31, 2014, the Company's internal control over financial reporting was effective.

KPMG LLP, the independent registered public accounting firm that audited the Company's consolidated financial statements, has issued an audit report including an opinion on the effectiveness of our internal control over financial reporting as of December 31, 2014, a copy of which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Lennox International Inc.:
We have audited the accompanying consolidated balance sheets of Lennox International Inc. and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2014. In connection with our audits of the consolidated financial statements, we have audited Schedule II - Valuation and Qualifying Accounts and Reserves (the Schedule). We also have audited the Company's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements, the Schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements, the Schedule and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lennox International Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Schedule II - Valuation and Qualifying Accounts and Reserves, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, Lennox International Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Dallas, Texas
February 17, 2015

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In millions, except shares and par values)

	As of December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$37.5	$38.0
Accounts and notes receivable, net of allowances of $7.9 and $9.8 in 2014 and 2013, respectively	421.4	408.1
Inventories, net	463.3	378.8
Deferred income taxes, net	32.5	24.5
Other assets	59.3	53.0
Total current assets	1,014.0	902.4
Property, plant and equipment, net	358.6	335.5
Goodwill	209.4	216.8
Deferred income taxes	97.5	88.5
Other assets, net	84.8	83.5
Total assets	$1,764.3	$1,626.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$226.6	$165.9
Current maturities of long-term debt	24.0	1.3
Accounts payable	324.3	283.1
Accrued expenses	239.0	232.1
Income taxes payable	13.4	31.6
Total current liabilities	827.3	714.0
Long-term debt	675.0	233.2
Post-retirement benefits, other than pensions	4.5	4.6
Pensions	129.9	70.0
Other liabilities	118.6	119.2
Total liabilities	1,755.3	1,141.0
Commitments and contingencies
Stockholders' equity
Preferred stock, $.01 par value, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 200,000,000 shares authorized, 87,170,197 shares issued	0.9	0.9
Additional paid-in capital	824.9	912.7
Retained earnings	1,022.1	870.5
Accumulated other comprehensive loss	(153.5)	(61.1)
Treasury stock, at cost, 42,535,126 shares and 38,066,794 shares for 2014 and 2013, respectively	(1,686.0)	(1,238.1)
Noncontrolling interests	0.6	0.8
Total stockholders’ equity	9.0	485.7
Total liabilities and stockholders' equity	$1,764.3	$1,626.7

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In millions, except per share data)

	For the Years Ended December 31,
	2014	2013	2012
Net sales	$3,367.4	$3,199.1	$2,949.4
Cost of goods sold	2,464.1	2,337.9	2,227.1
Gross profit	903.3	861.2	722.3
Operating expenses:
Selling, general and administrative expenses	573.7	570.1	507.0
Losses and other expenses, net	6.8	9.3	2.5
Restructuring charges	1.9	5.0	4.2
Income from equity method investments	(13.8)	(12.2)	(10.5)
Operational income from continuing operations	334.7	289.0	219.1
Interest expense, net	17.2	14.5	17.1
Other expense, net	(0.1)	0.2	0.3
Income from continuing operations before income taxes	317.6	274.3	201.7
Provision for income taxes	109.5	94.4	66.7
Income from continuing operations	208.1	179.9	135.0
Discontinued operations:
Loss from discontinued operations before income taxes	(3.7)	(13.3)	(64.9)
Benefit from income taxes	(1.4)	(5.2)	(19.9)
Loss from discontinued operations	(2.3)	(8.1)	(45.0)
Net income	$205.8	$171.8	$90.0

Earnings per share – Basic:
Income from continuing operations	$4.35	$3.61	$2.66
Loss from discontinued operations	(0.05)	(0.16)	(0.89)
Net income	$4.30	$3.45	$1.77

Earnings per share – Diluted:
Income from continuing operations	$4.28	$3.55	$2.63
Loss from discontinued operations	(0.05)	(0.16)	(0.88)
Net income	$4.23	$3.39	$1.75

Average shares outstanding:
Basic	47.9	49.8	50.7
Diluted	48.6	50.6	51.4

Cash dividends declared per share	$1.14	$0.92	$0.76

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In millions)

	For the Years Ended December 31,
	2014	2013	2012
Net income	$205.8	$171.8	$90.0
Other comprehensive income (loss):
Foreign currency translation adjustments	(45.7)	(30.7)	14.8
Reclassification of foreign currency translation adjustments into earnings	—	(41.1)	(3.7)
Net change in pension and post-retirement benefit liabilities	(75.9)	56.7	(24.1)
Change in fair value of available-for-sale marketable equity securities	0.7	(6.8)	1.9
Net change in fair value of cash flow hedges	(12.1)	(6.8)	5.2
Reclassification of pension and post-retirement benefit losses into earnings	6.9	9.5	14.9
Reclassification of cash flow hedge losses into earnings	5.7	4.2	7.9
Other comprehensive income (loss) before taxes	(120.4)	(15.0)	16.9
Tax (expense) benefit	28.0	(23.8)	(2.1)
Other comprehensive income (loss), net of tax	(92.4)	(38.8)	14.8
Comprehensive income	$113.4	$133.0	$104.8

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2014, 2013 and 2012
(In millions, except per share data)

	Common Stock Issued		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost		Non-controlling Interests	Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance as of December 31, 2011	86.9	$0.9	$881.2	$692.9	$(37.1)	36.1	$(1,070.1)	$1.2	$469.0
Net income	—	—	—	90.0	—		—	—	90.0
Dividends, $0.76 per share	—	—	—	(38.5)	—		—	—	(38.5)
Foreign currency translation adjustments	—	—	—	—	11.1		—	0.3	11.4
Pension and post-retirement liability changes, net of tax benefit of $2.7	—	—	—	—	(6.5)		—	—	(6.5)
Change in fair value of available-for-sale marketable equity securities	—	—	—	—	1.9		—	—	1.9
Stock-based compensation expense	—	—	16.3	—	—		—	—	16.3
Change in cash flow hedges, net of tax expense of $4.8	—	—	—	—	8.3		—	—	8.3
Common stock issued	0.3	—	0.2	—	—		—	—	0.2
Treasury stock purchases	—	—	(2.9)	—	—	0.8	(54.4)	—	(57.3)
Tax benefits of stock-based compensation	—	—	3.5	—	—		—	—	3.5
Balance as of December 31, 2012	87.2	0.9	898.3	744.4	(22.3)	36.9	(1,124.5)	1.5	498.3
Net income	—	—	—	171.8	—		—	—	171.8
Dividends, $0.92 per share	—	—	—	(45.7)	—		—	—	(45.7)
Foreign currency translation adjustments	—	—	—	—	(71.8)		—	(0.2)	(72.0)
Pension and post-retirement liability changes, net of tax expense of $24.7	—	—	—	—	41.5		—	—	41.5
Change in fair value of available-for-sale marketable equity securities	—	—	—	—	(6.8)		—	—	(6.8)
Stock-based compensation expense	—	—	29.5	—	—		—	—	29.5
Change in cash flow hedges, net of tax benefit of $1.0	—	—	—	—	(1.7)		—	—	(1.7)
Treasury shares reissued for common stock	—	—	(3.9)	—	—	(0.5)	5.7	—	1.8
Additional investment in subsidiary	—	—	—	—	—	—	—	(0.5)	(0.5)
Treasury stock purchases	—	—	(17.7)	—	—	1.7	(119.3)	—	(137.0)
Tax benefits of stock-based compensation	—	—	6.5	—	—		—	—	6.5
Balance as of December 31, 2013	87.2	0.9	912.7	870.5	(61.1)	38.1	(1,238.1)	0.8	485.7
Net income	—	—	—	205.8	—	—	—	—	205.8
Dividends, $1.14 per share	—	—	—	(54.2)	—	—	—	—	(54.2)
Foreign currency translation adjustments	—	—	—	—	(45.7)	—	—	—	(45.7)
Pension and post-retirement liability changes, net of tax benefit of $25.6	—	—	—	—	(43.4)	—	—	—	(43.4)
Change in fair value of available-for-sale marketable equity securities	—	—	—	—	0.7	—	—	—	0.7
Stock-based compensation expense	—	—	23.3	—	—	—	—	—	23.3
Change in cash flow hedges, net of tax benefit of $2.3	—	—	—	—	(4.0)	—	—	—	(4.0)
Treasury shares reissued for common stock	—	—	(5.6)	—	—	(0.8)	7.5	—	1.9
Additional investment in subsidiary	—	—	—	—	—	—	—	(0.2)	(0.2)
Treasury stock purchases	—	—	(117.3)	—	—	5.2	(455.4)	—	(572.7)
Tax benefits of stock-based compensation	—	—	11.8	—	—	—	—	—	11.8
Balance as of December 31, 2014	87.2	$0.9	$824.9	$1,022.1	$(153.5)	42.5	$(1,686.0)	$0.6	$9.0
The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS For the Years Ended December 31, 2014, 2013 and 2012 (In millions)

	2014	2013	2012
Cash flows from operating activities:
Net income	$205.8	$171.8	$90.0
Net loss from discontinued operations	2.3	8.1	45.0
Adjustments to reconcile net income to net cash provided by operating activities:
Income from equity method investments	(13.8)	(12.2)	(10.5)
Dividends from affiliates	9.1	10.3	9.3
Restructuring expenses, net of cash paid	0.2	0.1	0.1
Provision for bad debts	2.6	3.6	3.9
Unrealized losses on derivative contracts	0.3	0.3	(1.0)
Stock-based compensation expense	23.3	29.3	15.2
Depreciation and amortization	60.8	58.9	55.4
Deferred income taxes	6.1	3.5	(2.7)
Pension costs in excess of (less than) contributions	(8.0)	1.7	(15.1)
Other items, net	0.1	4.5	2.1
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts and notes receivable	(32.6)	(49.0)	13.3
Inventories	(96.7)	(19.5)	(55.8)
Other current assets	(8.3)	(16.3)	(1.5)
Accounts payable	46.1	(10.9)	37.1
Accrued expenses	6.7	15.4	35.8
Income taxes payable and receivable	(15.9)	21.9	18.2
Other, net	(1.0)	4.4	(2.2)
Net cash used in discontinued operations	(2.3)	(15.6)	(15.2)
Net cash provided by operating activities	184.8	210.3	221.4
Cash flows from investing activities:
Proceeds from the disposal of property, plant and equipment	1.1	2.4	0.1
Purchases of property, plant and equipment	(88.4)	(78.3)	(50.2)
Net proceeds from sale of businesses	—	8.6	10.1
Net cash used in discontinued operations	—	—	(0.4)
Net cash used in investing activities	(87.3)	(67.3)	(40.4)
Cash flows from financing activities:
Short-term borrowings, net	1.5	2.0	0.2
Asset securitization borrowings	100.0	330.0	645.0
Asset securitization payments	(40.0)	(200.0)	(615.0)
Term loan borrowings from credit facility	300.0	—	—
Long-term debt payments	(2.3)	(1.0)	(1.1)
Borrowings from credit facility	2,073.5	1,425.5	967.0
Payments on credit facility	(1,908.5)	(1,543.5)	(1,075.0)
Payments of deferred financing costs	(2.2)	—	—
Additional investment in subsidiary	—	(0.5)	—
Proceeds from employee stock purchases	2.0	1.8	0.8
Repurchases of common stock	(550.3)	(125.0)	(50.1)
Repurchases of common stock to satisfy employee withholding tax obligations	(22.4)	(12.0)	(7.8)
Excess tax benefits related to share-based payments	11.8	6.5	3.5
Cash dividends paid	(52.6)	(34.0)	(47.6)
Net cash used in financing activities	(89.5)	(150.2)	(180.1)
Increase (decrease) in cash and cash equivalents	8.0	(7.2)	0.9
Effect of exchange rates on cash and cash equivalents	(8.5)	(6.6)	5.9
Cash and cash equivalents, beginning of year	38.0	51.8	45.0
Cash and cash equivalents, end of year	$37.5	$38.0	$51.8

Supplementary disclosures of cash flow information:
Cash paid during the year for:
Interest, net	$17.6	$15.7	$18.2
Income taxes (net of refunds)	$105.3	$56.8	$30.1
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

Accounts and Notes Receivable

Accounts and notes receivable are shown in the accompanying Consolidated Balance Sheets, net of allowance for doubtful accounts. The allowance for doubtful accounts is generally established during the period in which receivables are recognized and is based on the age of the receivables and management's judgment on our ability to collect. Management considers the historical trends of write-offs and recoveries of previously written-off accounts, the financial strength of customers and projected economic and market conditions. We determine the delinquency status of receivables predominantly based on contractual terms and we write-off uncollectible receivables after management's review of our ability to collect, as noted above. We have no significant concentrations of credit risk within our accounts and notes receivable.

Inventories

Inventory costs include material, labor, depreciation and plant overhead. Inventories of $212.9 million and $187.3 million as of December 31, 2014 and 2013, respectively, were valued at the lower of cost or market using the last-in, first-out (“LIFO”) cost method. The remainder of inventory is valued at the lower of cost or market with cost determined primarily using either the first-in, first-out (“FIFO”) or average cost methods.

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

Depreciation is computed using the straight-line method over the following estimated useful lives:

Buildings and improvements:
Buildings and improvements	5 to 30 years
Leasehold improvements	1 to 20 years
Machinery and equipment:
Computer hardware	3 to 5 years
Computer software	3 to 10 years
Factory machinery and equipment	1 to 15 years
Research and development equipment	5 to 10 years
Vehicles	3 to 8 years

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

Goodwill

Goodwill represents the excess of cost over fair value of assets from acquired businesses. Goodwill is not amortized, but is reviewed for impairment annually and whenever events or changes in circumstances indicate the asset may be impaired.

The annual goodwill impairment test was performed during the first quarter of 2014, and no impairment was recognized. During the third quarter of 2014, we changed the date of our annual goodwill impairment test from March 31st to December 31st. The change was made to more closely align the impairment testing date with the year-end results. The change in goodwill impairment testing date was deemed a change in accounting principle and did not delay, accelerate, or avoid a goodwill impairment charge. Management determined that the change in accounting principle was preferable under the circumstances and did not result in adjustments to our financial statements when applied retrospectively.

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

For those reporting units which are evaluated using the two-step quantitative goodwill impairment test, we estimate reporting unit fair values using the discounted cash flow approach. The discounted cash flows used to estimate fair value are based on assumptions regarding each reporting unit’s estimated projected future cash flows and the estimated weighted-average cost of capital that a market participant would use in evaluating the reporting unit in a purchase transaction. The estimated weighted-average cost of capital is based on the risk-free interest rate and other factors such as equity risk premiums and the ratio of total debt to equity capital. In performing these impairment tests, we take steps to ensure that appropriate and reasonable cash flow projections and assumptions are used. We reconcile our estimated enterprise value to our market capitalization and determine the reasonableness of the cost of capital used by comparing to market data. We also perform sensitivity analyses on the key assumptions used, such as the weighted-average cost of capital and terminal growth rates. See Note 4 for additional information on our goodwill.

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

We review our indefinite-lived intangible assets for impairment annually in the fourth quarter and whenever events or changes in circumstances indicate the asset may be impaired. The provisions of the accounting standard for indefinite-lived intangible assets allow us to first assess qualitative factors to determine whether it is necessary to perform a two-step quantitative impairment test. As part of our qualitative assessment, we monitor economic, legal, regulatory and other factors, industry trends, recent and forecasted financial performance of our reporting units and the timing and nature of our restructuring activities for LII as a whole and as they relate to the fair value of the assets. For those intangible assets which are evaluated using the two-step quantitative impairment test, we compare the estimated expected undiscounted future cash flows identified with each intangible asset or related asset group to the carrying amount of such assets. If the expected future cash flows do not exceed the carrying value of the asset or assets being reviewed, an impairment loss is recognized based on the excess of the carrying amount of the impaired assets over their fair value.

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

Self-Insurance

Self-insurance expense and liabilities were actuarially determined based primarily on our historical claims information and industry factors and trends. The self-insurance liabilities as of December 31, 2014 represent the best estimate of the future payments to be made on reported and unreported losses for 2014 and prior years. The amounts and timing of payments for claims reserved may vary depending on various factors, including the development and ultimate settlement of reported and unreported claims. To the extent actuarial assumptions change and claims experience rates differ from historical rates, our liabilities may change. See Note 10 for additional information on our self-insured risks and liabilities.

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

Revenue Recognition

Our revenue recognition practices for the sale of goods depend upon the shipping terms for each transaction. Shipping terms are primarily FOB Shipping Point and, therefore, revenue is recognized for these transactions when products are shipped to customers and title passes. Certain customers in our smaller operations, primarily outside of North America, have shipping terms where title and risk of ownership do not transfer until the product is delivered to the customer. For these transactions, revenue is recognized on the date that the product is received and accepted by such customers. We experience returns for miscellaneous reasons and record a reserve for these returns at the time we recognize revenue based on historical experience. Our historical rates of return are insignificant as a percentage of sales. We also recognize revenue net of sales taxes.

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

Use of Estimates

The preparation of financial statements requires us to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenue and expenses. Such estimates include the valuation of accounts receivable, inventories, goodwill, intangible assets and other long-lived assets, contingencies, product warranties, guarantee obligations, indemnifications, and assumptions used in the calculation of income taxes, pension and post-retirement medical benefits, and stock-based compensation among others. These estimates and assumptions are based on our best estimates and judgment.

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

3. Inventories:

The components of inventories are as follows (in millions):

	As of December 31,
	2014	2013
Finished goods	$338.2	$251.4
Work in process	8.1	11.8
Raw materials and parts	182.6	188.9
Total	528.9	452.1
Excess of current cost over last-in, first-out cost	(65.6)	(73.3)
Total inventories, net	$463.3	$378.8

The Company recorded pre-tax loss of $0.9 million in 2014, pre-tax income of 0.3 million in 2013 and pre-tax loss of $0.1 million in 2012 from LIFO inventory liquidations.

4. Goodwill and Intangible Assets:
Goodwill
The changes in the carrying amount of goodwill in 2014 and 2013, in total and by segment, are summarized in the table below (in millions):

Segment:	Balance at December 31, 2012 (2)	Acquisitions / (Dispositions)	Other(1)	Balance at December 31, 2013	Acquisitions / (Dispositions)	Other(1)	Balance at December 31, 2014
Residential Heating & Cooling	$26.1	$—	$—	$26.1	$—	$—	$26.1
Commercial Heating & Cooling	63.8	—	0.8	64.6	—	(2.3)	62.3
Refrigeration	133.9	—	(7.8)	126.1	—	(5.1)	121.0
	$223.8	$—	$(7.0)	$216.8	$—	$(7.4)	$209.4

(1) Other consists of changes in foreign currency translation rates.
(2) The goodwill balances in the table above are presented net of accumulated impairment charges of $15.7 million, all of which relate to impairments in periods prior to 2012.

We reviewed our reporting unit structure as part of our annual goodwill impairment testing. We identified several components one level below our operating segments which were determined to be reporting units. We then performed our analysis to determine the proper aggregation of our reporting units, which considered similar economic and other characteristics, including product types, gross profits, production processes, customer types, distribution processes, and regulatory environments. Our analysis incorporated qualitative and quantitative measures to evaluate economic similarity and concluded that our reporting units continue to be equivalent to our operating segments.

A qualitative review of impairment indicators was performed in 2014 for the Residential Heating & Cooling and the Commercial Heating & Cooling segments, and we determined that it was not more likely than not the fair values of our reporting units, individually or collectively, were less than their carrying values. Accordingly, a quantitative impairment analysis was not performed for these segments. Due to the softening of the North American supermarket and Australian wholesale businesses, a quantitative impairment analysis was performed for the Refrigeration segment using the discounted cash flow approach. The Refrigeration segment was not at risk of failing step one of the quantitative impairment test, and no impairments were recognized as part of the annual test. No other indicators of impairment were identified from the date of our annual impairment test through December 31, 2014. Also, we did not record any goodwill impairments related to continuing operations in 2012 or 2013. Refer to Note 17 for information on goodwill related to discontinued operations.

Intangible Assets

As of December 31, 2014 and 2013, there were $9.4 million of indefinite-lived intangible assets recorded in Other assets, net in the accompanying Consolidated Balance Sheets. These intangible assets consisted primarily of trademarks and are not subject to amortization.

Identifiable intangible and other assets subject to amortization were recorded in Other assets, net in the accompanying Consolidated Balance Sheets and were comprised of the following (in millions):

	As of December 31,
	2014			2013
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Deferred financing costs	$5.4	$(1.5)	$3.9	$5.0	$(2.3)	$2.7
Customer relationships	42.6	(23.1)	19.5	42.6	(20.6)	22.0
Patents and others	12.0	(7.6)	4.4	10.3	(7.2)	3.1
Total	$60.0	$(32.2)	$27.8	$57.9	$(30.1)	$27.8

Amortization expense related to these intangible and other assets was as follows (in millions):

	For the Years Ended December 31,
	2014	2013	2012
Amortization expense	$3.9	$3.9	$3.8

Estimated amortization expense for the next five years and thereafter is as follows (in millions):

Estimated Future Amortization Expense:
2015	$3.8
2016	3.7
2017	3.5
2018	3.4
2019	3.2
Thereafter	10.2

We did not have any impairments of intangible assets related to continuing operations in 2014, 2013, or 2012. See Note 17 for information on impairments of intangible assets related to discontinued operations.

5. Property, Plant and Equipment:

Components of Property, plant and equipment, net were as follows (in millions):

	As of December 31,
	2014	2013
Land	$38.3	$39.5
Buildings and improvements	215.0	202.5
Machinery and equipment	681.8	634.0
Capital leases	27.0	25.2
Construction in progress and equipment not yet in service	50.6	51.6
Total	1,012.7	952.8
Less accumulated depreciation	(654.1)	(617.3)
Property, plant and equipment, net	$358.6	$335.5

No impairment charges were recorded in 2014, 2013 or 2012.

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

The combined balance of equity method investments included in Other assets, net totaled (in millions):

	As of December 31,
	2014	2013
Equity method investments	$30.9	$28.0

We purchase compressors from our U.S. joint venture for use in certain of our products. The amounts of purchases included in Cost of goods sold in the Consolidated Statements of Operations were as follows (in millions):

	For the Years Ended December 31,
	2014	2013	2012
Purchases of compressors from joint venture	$114.7	$96.7	$90.4

7. Accrued Expenses:

The significant components of Accrued expenses are presented below (in millions):

	As of December 31,
	2014	2013
Accrued compensation and benefits	$73.3	$85.7
Self insurance reserves	13.0	13.4
Deferred income	11.6	9.8
Accrued warranties	27.3	28.7
Accrued product quality reserves	4.2	3.4
Accrued Sales, Use and VAT taxes	8.7	7.1
Accrued rebates and promotions	45.4	37.0
Derivative contracts	7.4	1.5
Other	48.1	45.5
Total Accrued expenses	$239.0	$232.1

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

Cash Flow Hedges

We have commodity futures contracts designated as cash flows hedges that are scheduled to mature through June 2016. Unrealized gains or losses from our cash flow hedges are included in accumulated other comprehensive income (“AOCI”) and are expected to be reclassified into earnings within the next 18 months based on the prices of the commodities at the settlement dates.

We recorded the following amounts related to our cash flow hedges in AOCI (in millions):

	As of December 31,
	2014	2013
Unrealized losses on unsettled contracts	$7.2	$0.8
Income tax expense (benefit)	(2.6)	(0.2)
Losses included in AOCI, net of tax (1)	$4.6	$0.6

(1) Assuming commodity prices remain constant, we expect to reclassify $4.2 million of derivative losses into earnings within the next 12 months.

We had the following outstanding commodity futures contracts designated as cash flow hedges (in millions of pounds):

	As of December 31,
	2014	2013
Copper	29.4	22.9

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

	As of December 31,
	2014	2013
Copper	2.9	2.0
Aluminum	2.2	2.7
We had the following outstanding foreign currency forward contracts not designated as cash flow hedges (in millions):

	As of December 31,
	2014	2013
Notional amounts (in local currency):
Brazilian Real	8.7	1.2
Mexican Peso	229.7	130.0
United States Dollar	4.5	—
Euro	3.6	—
British Pound	—	3.4
Russian Ruble	80.8	—
Indian Rupee	—	28.0
Polish Zloty	30.6	32.6

Information About the Locations and Amounts of Derivative Instruments

The following tables provide the locations and amounts of derivative fair values in the Consolidated Balance Sheets and derivative gains and losses in the Consolidated Statements of Operations (in millions):

	Fair Values of Derivative Instruments as of December 31 (1)
	Derivatives Designated as Hedging Instruments		Derivatives Not Designated as Hedging Instruments
	2014	2013	2014	2013
Current Assets:
Other assets
Commodity futures contracts	$—	$0.1	$—	$—
Foreign currency forward contracts	—	—	0.3	0.1
Non-Current Assets:
Other assets, net
Commodity futures contracts	—	0.3	—	—
Total Assets	$—	$0.4	$0.3	$0.1
Current Liabilities:
Accrued expenses
Commodity futures contracts	$6.7	$1.2	$0.7	$0.3
Foreign currency forward contracts	—	—	—	—
Non-Current Liabilities:
Other liabilities
Commodity futures contracts	0.5	—	0.1	—
Total Liabilities	$7.2	$1.2	$0.8	$0.3

(1) All derivative instruments are classified as Level 2 within the fair value hierarchy. See Note 20 for more information on fair value measurements.

Derivatives in Cash Flow Hedging Relationships
	For the Years Ended December 31,
	2014	2013	2012
Amount of Loss (Gain) Reclassified from AOCI into Income (Effective Portion):
Commodity futures contracts (1)	$5.8	$4.2	$6.0
Interest rate swap (2)	—	—	1.9
	$5.8	$4.2	$7.9
Amount of (Gain) Loss Recognized in Income on Derivatives (Ineffective Portion):
Commodity futures contracts (3)	$0.1	$0.2	$(0.1)

Derivatives Not Designated as Hedging Instruments
	For the Years Ended December 31,
	2014	2013	2012
Amount of Loss (Gain) Recognized in Income on Derivatives:
Commodity futures contracts (3)	$1.2	$1.2	$(0.5)
Foreign currency forward contracts (3)	(0.8)	0.1	0.4
	$0.4	$1.3	$(0.1)

(1) The loss (gain) was recorded in Cost of goods sold in the accompanying Consolidated Statements of Operations.
(2) The loss was recorded in Interest expense, net in the accompanying Consolidated Statements of Operations.
(3) The loss (gain) was recorded in Losses and other expenses, net in the accompanying Consolidated Statements of Operations.

9. Income Taxes:

Our Provision for income taxes from continuing operations consisted of the following (in millions):

	For the Years Ended December 31,
	2014	2013	2012
Current:
Federal	$84.3	$71.9	$47.5
State	10.1	8.5	7.3
Foreign	9.6	16.2	13.4
Total current	104.0	96.6	68.2
Deferred:
Federal	2.3	(4.0)	0.7
State	1.0	2.5	(0.2)
Foreign	2.2	(0.7)	(2.0)
Total deferred	5.5	(2.2)	(1.5)
Total provision for income taxes	$109.5	$94.4	$66.7

Income from continuing operations before income taxes was comprised of the following (in millions):

	For the Years Ended December 31,
	2014	2013	2012
Domestic	$283.7	$231.1	$169.9
Foreign	33.9	43.2	31.8
Total	$317.6	$274.3	$201.7

The difference between the income tax provision from continuing operations computed at the statutory federal income tax rate and the financial statement Provision for income taxes is summarized as follows (in millions):

	For the Years Ended December 31,
	2014	2013	2012
Provision at the U.S. statutory rate of 35%	$111.2	$96.0	$70.6
Increase (reduction) in tax expense resulting from:
State income tax, net of federal income tax benefit	8.8	7.1	5.9
Other permanent items	(8.2)	(6.4)	(3.1)
Research tax credit	—	(0.5)	—
Change in unrecognized tax benefits	0.2	0.7	(5.1)
Change in valuation allowance	0.2	0.7	2.3
Foreign taxes at rates other than 35% and miscellaneous other	(2.7)	(3.2)	(3.9)
Total provision for income taxes	$109.5	$94.4	$66.7

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

Deferred tax assets (liabilities) were comprised of the following (in millions):

	As of December 31,
	2014	2013
Gross deferred tax assets:
Warranties	$30.9	$29.3
Loss carryforwards (foreign, U.S. and state)	23.6	28.2
Post-retirement and pension benefits	50.7	28.3
Inventory reserves	4.4	4.8
Receivables allowance	4.9	5.1
Compensation liabilities	19.6	22.6
Deferred income	1.0	0.9
Insurance liabilities	15.8	18.1
Legal reserves	11.1	10.7
Hedges	2.8	0.6
State credits, net of federal effect	8.8	8.7
Other	9.2	7.7
Total deferred tax assets	182.8	165.0
Valuation allowance	(21.2)	(21.2)
Total deferred tax assets, net of valuation allowance	161.6	143.8
Gross deferred tax liabilities:
Depreciation	(10.8)	(12.4)
Intangibles	(11.0)	(8.7)
Other	(9.9)	(9.7)
Total deferred tax liabilities	(31.7)	(30.8)
Net deferred tax assets	$129.9	$113.0

As of December 31, 2014 and 2013, we had $3.8 million and $5.0 million in tax-effected state net operating loss carryforwards, respectively, and $18.5 million and $21.8 million in tax-effected foreign net operating loss carryforwards, respectively. The state and foreign net operating loss carryforwards began expiring in 2014. The deferred tax asset valuation allowance relates primarily to the operating loss carryforwards in various states in the U.S., European and Asian tax jurisdictions. The remainder of the valuation allowance relates to state tax credits which began to expire in 2014.

In assessing whether a deferred tax asset will be realized, we consider whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. We consider the reversal of existing taxable temporary differences, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, we believe it is more likely than not we will realize the benefits of these deductible differences, net of the existing valuation allowances, as of December 31, 2014.

To realize the net deferred tax asset, we will need to generate future foreign taxable income of approximately $71.2 million during the periods in which those temporary differences become deductible. We do not need to generate additional U.S. federal income as we have sufficient carryback capacity to fully realize the federal deferred tax asset. U.S. taxable income for the years ended December 31, 2014 and 2013 was $201.6 million and $198.7 million, respectively.

No provision was made for income taxes which may become payable upon distribution of our foreign subsidiaries' earnings. These earnings were approximately $122.2 million as of December 31, 2014. It is not practicable to estimate the amount of tax that might be payable because our intent is to permanently reinvest these earnings or to repatriate earnings when it is tax effective to do so.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

Balance as of December 31, 2012	$1.0
Increases related to prior year tax positions	0.7
Decreases related to prior year tax positions	(0.1)
Increases related to current year tax positions	0.1
Balance as of December 31, 2013	1.7
Increases related to prior year tax positions	0.7
Decreases related to prior year tax positions	(0.7)
Increases related to current year tax positions	—
Settlement	$(0.1)
Balance as of December 31, 2014	$1.6

Included in the balance of unrecognized tax benefits as of December 31, 2014 are potential benefits of $1.2 million that, if recognized, would affect the effective tax rate on income from continuing operations. As of December 31, 2014, we recognized $0.2 million (net of federal tax benefits) in interest and penalties in income tax expense.

We are currently under examination for our U.S. federal income taxes for 2014 and 2013 and are subject to examination by numerous other taxing authorities in the U.S. and in jurisdictions such as Australia, Belgium, France, Canada, and Germany. We are generally no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by taxing authorities for years before 2009.

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

Future annual minimum lease payments and capital lease commitments as of December 31, 2014 were as follows (in millions):

	Operating Leases	Capital Leases
2015	$37.8	$1.5
2016	29.4	0.8
2017	24.0	0.5
2018	18.5	0.3
2019	12.1	0.1
Thereafter	19.7	14.3
Total minimum lease payments	$141.5	17.5
Less amount representing interest		(0.5)
Present value of minimum payments		$17.0

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

Our obligations under the Lake Park Lease are secured by a pledge of our interest in the leased property. The Lake Park Renewal contains customary lease covenants and events of default as well as events of default if (i) indebtedness of $75 million or more is not paid when due, (ii) there is a change of control or (iii) we fail to comply with certain covenants incorporated from our Fifth Amended and Restated Credit Facility Agreement. We were in compliance with these financial covenants as of December 31, 2014.

Environmental

Environmental laws and regulations in the locations we operate can potentially impose obligations to remediate hazardous substances at our properties, properties formerly owned or operated by us, and facilities to which we have sent or send waste for treatment or disposal. We are aware of contamination at some facilities, however, we do not believe that any future remediation related to those facilities will be material to our results of operations. Total environmental accruals are included in the following captions on the accompanying Consolidated Balance Sheets (in millions):

	As of December 31,
	2014	2013
Accrued expenses	$1.7	$1.4
Other liabilities	4.5	3.8
Total environmental accruals	$6.2	$5.2

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

Total product warranty liabilities related to continuing operations are included in the following captions on the accompanying Consolidated Balance Sheets (in millions):

	As of December 31,
	2014	2013
Accrued expenses	$27.3	$28.7
Other liabilities	59.9	52.9
Total product warranty liabilities	$87.2	$81.6

The changes in product warranty liabilities related to continuing operations for the years ended December 31, 2014 and 2013 were as follows (in millions):

Total warranty liability as of December 31, 2012	$71.9
Payments made in 2013	(21.3)
Changes resulting from issuance of new warranties	29.6
Changes in estimates associated with pre-existing liabilities	1.6
Changes in foreign currency translation rates and other	(0.2)
Total warranty liability as of December 31, 2013	$81.6
Payments made in 2014	(23.1)
Changes resulting from issuance of new warranties	33.4
Changes in estimates associated with pre-existing liabilities	(3.5)
Changes in foreign currency translation rates and other	(1.2)
Total warranty liability as of December 31, 2014	$87.2

We have incurred, and will likely continue to incur, product costs not covered by insurance or our suppliers’ warranties.   Also, to satisfy our customers and protect our brands,  we have repaired or replaced installed products experiencing quality-related issues, and will likely continue such repairs and replacements.   We currently estimate our probable liability for a supplier quality issue within a range of $2.2 million and $6 million; accordingly, we accrued, as of December 31, 2014, a $2.2 million liability in Accrued Expenses on the Consolidated Balance Sheet because all amounts in that range were equally likely. The supplier has agreed to reimburse our costs related to this liability; accordingly, we also recorded, as of December 31, 2014, a receivable of $2.2 million in Other Assets on the Consolidated Balance Sheet.  If additional costs are incurred, we expect the supplier will also reimburse those costs. The $2.2 million accrual is not included in the estimated warranty liabilities tables immediately above.

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

Total self-insurance liabilities were included in the following captions on the accompanying Consolidated Balance Sheets (in millions):

	As of December 31,
	2014	2013
Accrued expenses	$13.0	$13.4
Other liabilities	25.8	32.0
Total self-insurance liabilities	$38.8	$45.4

Litigation

We are involved in a number of claims and lawsuits incident to the operation of our businesses. Insurance coverages are maintained and estimated costs are recorded for such claims and lawsuits, including costs to settle claims and lawsuits, based on experience involving similar matters and specific facts known.

Some of these claims and lawsuits allege personal injury or health problems resulting from exposure to asbestos that was integrated into certain of our products. We have never manufactured asbestos and have not incorporated asbestos-containing components into our products for several decades. A substantial majority of asbestos-related claims have been covered by insurance or other forms of indemnity or have been dismissed without payment. The remainder of our closed cases have been resolved for amounts that are not material, individually or in the aggregate. Our defense costs for asbestos-related claims are generally covered by insurance; however, our insurance coverage for settlements and judgments for asbestos-related claims vary depending on several factors, and are subject to policy limits, so we may have greater financial exposure for future settlements and judgments. For the years ended December 31, 2014 and 2013, we recorded expense of $0.9 million and $6.3 million, respectively, net of probable insurance recoveries, for known and future asbestos-related litigation.

We are the defendant in an attempted class action lawsuit which alleges that evaporator coils in our residential air conditioning products are susceptible to a type of corrosion that can result in coil leaks, and asserts claims for relief.  We dispute the allegations in the lawsuit.  The outcome related to this action is uncertain but we do not expect this lawsuit to have a material adverse effect on our financial condition or results of operations.

It is management's opinion that none of these claims or lawsuits or any threatened litigation will have a material adverse effect on our financial condition, results of operations or cash flows. Claims and lawsuits, however, involve uncertainties and it is possible that their eventual outcome could adversely affect our results of operations in a future period.

11. Lines of Credit and Financing Arrangements:

The following tables summarize our outstanding debt obligations and the classification in the accompanying Consolidated Balance Sheets (in millions):

	As of December 31,
	2014	2013
Short-Term Debt:
Asset Securitization Program	$220.0	$160.0
Foreign obligations	6.6	5.9
Total short-term debt	$226.6	$165.9
Current maturities of long-term debt:
Capital lease obligations	$1.5	$1.3
Domestic credit facility	$22.5	$—
Long-Term Debt:
Capital lease obligations	$15.5	$16.2
Domestic credit facility	459.5	17.0
Senior unsecured notes	200.0	200.0
Total long-term debt	$675.0	$233.2
Total debt	$925.6	$400.4

As of December 31, 2014, the aggregate amounts of required principal payments on total debt were as follows (in millions):

2015	$250.6
2016	31.2
2017	230.0
2018	32.6
2019	369.5
Thereafter	11.7

Short-Term Debt

Short Term Facility

On October 20, 2014, Lennox International Inc. (the “Company”) entered into a short term loan agreement (the “Short-Term Facility”) with JPMorgan Chase Bank, N.A., as administrative agent, and Morgan Stanley Bank, N.A. and the other lenders named therein, to borrow $250.0 million. The Short-Term Facility had a maturity date of March 31, 2015, but was prepaid in full without penalty in November 2014. The term loan bore interest at a variable base rate or a variable rate based on the London interbank offered rate, at the Company’s election, plus a spread.

Foreign Obligations

Through several of our foreign subsidiaries, we have available to us facilities to assist in financing seasonal borrowing needs for our foreign locations. We had $6.6 million and $5.9 million of foreign obligations as of December 31, 2014 and 2013, respectively, that were primarily borrowings under non-committed facilities. Proceeds on these facilities were $18.1 million, $18.3 million and $18.5 million during the years ended December 31, 2014, 2013 and 2012, respectively. Repayments on the facilities were $16.6 million, $16.3 million and $18.3 million during the years ended December 31, 2014, 2013 and 2012, respectively.

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

In November 2014, we amended the ASP, extending its term to November 13, 2015 and increasing the maximum securitization amount from a range of $160.0 million to $220.0 million to a range of $180.0 million to $220.0 million, depending on the period. The maximum capacity under the ASP is the lesser of the maximum securitization amount or 100% of the net pool balance less reserves, as defined by the ASP. Eligibility for securitization is limited based on the amount and quality of the qualifying accounts receivable and is calculated monthly. The eligible amounts available and beneficial interests sold were as follows (in millions):

	As of December 31,
	2014	2013
Eligible amount available under the ASP on qualified accounts receivable	$220.0	$160.0
Beneficial interest sold	220.0	160.0
Remaining amount available	$—	$—
We pay certain discount fees to use the ASP and to have the facility available to us. These fees relate to both the used and unused portions of the securitization. The used fee is based on the beneficial interest sold and calculated on either the average LIBOR rate or floating commercial paper rate determined by the purchaser of the beneficial interest, plus a program fee of 0.60%. The average rates as of December 31, 2014 and 2013 were 0.79% and 0.78%, respectively. The unused fee is based on 101% of the maximum available amount less the beneficial interest sold and calculated at a 0.30% fixed rate throughout the term of the agreement. In addition, a 0.05% unused fee is charged on incremental available amounts above $180.0 million during certain months of the year. We recorded these fees in Interest expense, net in the accompanying Consolidated Statements of Operations.

The ASP contains certain restrictive covenants relating to the quality of our accounts receivable and cross-default provisions with our Fifth Amended and Restated Credit Facility Agreement ("Domestic Credit Facility"), senior unsecured notes and any other indebtedness we may have over $75.0 million. The administrative agent under the ASP is also a participant in our Domestic Credit Facility. The participating financial institutions have investment grade credit ratings. We continue to evaluate their credit ratings and have no reason to believe they will not perform under the ASP. As of December 31, 2014, we were in compliance with all covenant requirements.

Long-Term Debt

Domestic Credit Facility

On November 13, 2014, we replaced our $650 million Domestic Revolving Credit Facility with a $950 million Domestic Credit Facility, which consists of a $650 million revolving credit facility and a $300 million term loan and matures in November 2019. Under our $950 million Domestic Credit Facility, we had outstanding borrowings of $482.0 million as well as 27.2 million committed to standby letters of credit as of December 31, 2014. Subject to covenant limitations, $440.8 million was available for future borrowings. The unsecured $300 million term loan also matures on the Maturity Date and requires quarterly principal repayments of $7.5 million beginning on June 30, 2015. The revolving credit facility allows up to $150 million of letters of credit to be issued and also includes a subfacility for swingline loans of up to $65 million. Additionally, at our request and subject to certain conditions, the commitments under the Domestic Credit Facility may be increased by a maximum of $350 million as long as existing or new lenders agree to provide such additional commitments.

Our weighted average borrowing rate on the facility was as follows:

	As of December 31,
	2014	2013
Weighted average borrowing rate	1.88%	1.17%
Our Domestic Credit Facility is guaranteed by certain of our subsidiaries and contains financial covenants relating to leverage and interest coverage. Other covenants contained in the Domestic Credit Facility restrict, among other things, certain mergers, asset dispositions, guarantees, debt, liens, and affiliate transactions. The financial covenants require us to maintain a defined Consolidated Indebtedness to Adjusted EBITDA Ratio and a Cash Flow (defined as EBITDA minus capital expenditures) to Net Interest Expense Ratio. The required ratios under our Domestic Credit Facility are detailed below:

Consolidated Indebtedness to Adjusted EBITDA Ratio no greater than	3.5 : 1.0
Cash Flow to Net Interest Expense Ratio no less than	3.0 : 1.0
Our Domestic Credit Facility contains customary events of default. These events of default include nonpayment of principal or interest, breach of covenants or other restrictions or requirements, default on certain other indebtedness or receivables securitizations (cross default), and bankruptcy. A cross default under our Domestic Credit Facility could occur if:

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

Each of our major debt agreements contains provisions by which a default under one agreement causes a default in the others (a cross default). If a cross default under the Domestic Credit Facility, our senior unsecured notes, the Lake Park Renewal or our ASP were to occur, it could have a wider impact on our liquidity than might otherwise occur from a default of a single debt instrument or lease commitment.

If any event of default occurs and is continuing, lenders with a majority of the aggregate commitments may require the administrative agent to terminate our right to borrow under our Domestic Credit Facility and accelerate amounts due under our Domestic Credit Facility (except for a bankruptcy event of default, in which case such amounts will automatically become due and payable and the lenders’ commitments will automatically terminate). As of December 31, 2014, we were in compliance with all covenant requirements.

Senior Unsecured Notes

We issued $200.0 million of senior unsecured notes in May 2010 through a public offering. Interest is paid semiannually on May 15 and November 15 at a fixed interest rate of 4.90% per annum. These notes mature on May 15, 2017. The notes are guaranteed, on a senior unsecured basis, by each of our domestic subsidiaries that guarantee payment by us of any indebtedness under our Domestic Credit Facility. The indenture governing the notes contains covenants that, among other things, limit our ability and the ability of the subsidiary guarantors to: create or incur certain liens; enter into certain sale and leaseback transactions;

enter into certain mergers, consolidations and transfers of substantially all of our assets; and transfer certain properties. The indenture also contains a cross default provision which is triggered if we default on other debt of at least $75 million in principal which is then accelerated, and such acceleration is not rescinded within 30 days of the notice date. As of December 31, 2014, we were in compliance with all covenant requirements.

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

Defined Contribution Plans

We recorded the following expenses related to our contributions to the defined contribution plans (in millions):

	For the Years Ended December 31,
	2014	2013	2012
Contributions to defined contribution plans (1)	$14.8	$13.7	$13.2

(1) Contributions of $0.4 million and $2.0 million were included in Loss from discontinued operations for the years ended December 31, 2013 and 2012, respectively. No contributions were included in Loss from discontinued operations in 2014.

Pension and Post-retirement Benefit Plans

The following tables set forth amounts recognized in our financial statements and the plans' funded status for our pension and post-retirement benefit plans (dollars in millions):

	Pension Benefits		Other Benefits
	2014	2013	2014	2013
Accumulated benefit obligation	$439.6	$367.3	N/A	N/A

Changes in projected benefit obligation:
Benefit obligation at beginning of year	$374.6	$413.9	$6.0	$7.6
Service cost	4.2	5.2	—	—
Interest cost	17.7	16.2	0.2	0.2
Plan participants' contributions	—	—	0.6	0.7
Amendments	—	—	—	—
Other	—	0.1	—	—
Actuarial (gain) loss	77.0	(39.4)	0.6	—
Effect of exchange rates	(4.3)	(0.7)	—	—
Divestiture	—	—	—	—
Settlements and curtailments	(0.8)	(1.6)	—	—
Benefits paid	(21.9)	(19.1)	(2.0)	(2.5)
Benefit obligation at end of year	$446.5	$374.6	$5.4	$6.0

Changes in plan assets:
Fair value of plan assets at beginning of year	$302.8	$276.8	$—	$—
Actual gain return on plan assets	23.3	37.4	—	—
Employer contribution	14.5	9.9	1.4	1.8
Plan participants' contributions	—	—	0.6	0.7
Effect of exchange rates	(2.9)	(0.6)	—	—
Divestiture	—	—	—	—
Plan settlements	(0.8)	(1.6)	—	—
Benefits paid	(21.9)	(19.1)	(2.0)	(2.5)
Fair value of plan assets at end of year	315.0	302.8	—	—
Funded status / net amount recognized	$(131.5)	$(71.8)	$(5.4)	$(6.0)

Net amount recognized consists of:
Current liability	$(1.6)	$(1.8)	$(0.9)	$(1.4)
Non-current liability	(129.9)	(70.0)	(4.5)	(4.6)
Net amount recognized	$(131.5)	$(71.8)	$(5.4)	$(6.0)

	For the Years Ended December 31,
	2014	2013
Pension plans with a benefit obligation in excess of plan assets:
Projected benefit obligation	$446.5	$374.6
Accumulated benefit obligation	439.6	367.3
Fair value of plan assets	315.0	302.8

Our U.S.-based pension plans comprised approximately 88% of the projected benefit obligation and 87% of plan assets as of December 31, 2014.

	Pension Benefits			Other Benefits
	2014	2013	2012	2014	2013	2012
Components of net periodic benefit cost as of December 31:
Service cost	$4.2	$5.2	$5.8	$—	$—	$0.2
Interest cost	17.7	16.2	17.5	0.2	0.2	0.4
Expected return on plan assets	(22.7)	(20.7)	(19.0)	—	—	—
Amortization of prior service cost	0.3	0.4	0.4	(3.1)	(3.1)	(2.7)
Recognized actuarial loss	6.6	9.2	8.7	1.5	1.5	1.4
Settlements and curtailments	0.4	1.5	7.1	—	—	—
Net periodic benefit cost (1)	$6.5	$11.8	$20.5	$(1.4)	$(1.4)	$(0.7)

(1) Pension expense of $0.2 million and $6.9 million was included in Loss for discontinued operations for the years ended December 31, 2013 and 2012, respectively. No pension expense was included in Loss from discontinued operations in 2014.

The following table sets forth amounts recognized in AOCI and Other comprehensive income (loss) in our financial statements for 2014 and 2013 (in millions):

	Pension Benefits		Other Benefits
	2014	2013	2014	2013
Amounts recognized in AOCI:
Prior service costs	$(1.3)	$(1.7)	$18.1	$21.1
Actuarial loss	(231.8)	(164.4)	(19.8)	(20.7)
Subtotal	(233.1)	(166.1)	(1.7)	0.4
Deferred taxes	84.7	59.9	0.6	(0.2)
Net amount recognized	$(148.4)	$(106.2)	$(1.1)	$0.2
Changes recognized in other comprehensive income (loss):
Adjustment to OCI due to reclassification	$—	$—	$—	$—
Current year prior service costs	—	—	—	—
Current year actuarial (gain) loss	75.9	(56.1)	0.6	—
Effect of exchange rates	(1.8)	(0.6)	—	—
Amortization of prior service (costs) credits	(0.3)	(1.1)	3.1	3.1
Amortization of actuarial loss	(7.0)	(10.0)	(1.5)	(1.5)
Total recognized in other comprehensive income	$66.8	$(67.8)	$2.2	$1.6
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$73.3	$(56.0)	$0.8	$0.2

The estimated prior service (costs) credits and actuarial losses that will be amortized from AOCI in 2014 are $(0.2) million and $(10.3) million, respectively, for pension benefits and $2.8 million and $(1.4) million, respectively, for other benefits.

The following tables set forth the weighted-average assumptions used to determine Benefit Obligations and Net Periodic Benefit Cost for the U.S.-based plans in 2014 and 2013:

	Pension Benefits		Other Benefits
	2014	2013	2014	2013
Weighted-average assumptions used to determine benefit obligations as of December 31:
Discount rate	4.04%	4.88%	3.23%	3.57%
Rate of compensation increase	4.23%	4.23%	—	—

	Pension Benefits			Other Benefits
	2014	2013	2012	2014	2013	2012
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate	4.88%	3.97%	4.83%	3.57%	2.72%	4.64%
Expected long-term return on plan assets	8.00%	8.00%	8.00%	—	—	—
Rate of compensation increase	4.23%	4.23%	4.23%	—	—	—

The following tables set forth the weighted-average assumptions used to determine Benefit Obligations and Net Periodic Benefit Cost for the non-U.S.-based plans in 2014 and 2013:

	Pension Benefits
	2014	2013
Weighted-average assumptions used to determine benefit obligations as of December 31:
Discount rate	3.45%	4.38%
Rate of compensation increase	3.66%	3.31%

	Pension Benefits
	2014	2013	2012
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate	4.38%	4.12%	4.93%
Expected long-term return on plan assets	6.32%	6.05%	6.26%
Rate of compensation increase	3.31%	3.48%	3.68%

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

To select a discount rate for the purpose of valuing the plan obligations for the U.S. plans, we performed an analysis in which the duration of projected cash flows from defined benefit and retiree healthcare plans was matched with a yield curve based on the appropriate universe of high-quality corporate bonds that were available. We used the results of the yield curve analysis to select the discount rate that matched the duration and payment stream of the benefits in each plan. This resulted in the selection of the 4.94% discount rate assumption for the U.S. qualified pension plans, 4.30% for the U.S. non-qualified pension plans, and 3.23% for the other benefits. A similar process was followed for the non-U.S.-based plans.

Assumed health care cost trend rates have an effect on the amounts reported for our healthcare plan. The following table sets forth the healthcare trend rate assumptions used:

	2014	2013
Assumed health care cost trend rates as of December 31:
Health care cost trend rate assumed for next year	7.50%	8.00%
Rate to which the cost rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2020	2020

A one percentage-point change in assumed healthcare cost trend rates would have the following effects (in millions):

	1-Percentage-Point Increase	1-Percentage-Point Decrease
Effect on total of service and interest cost	$—	$—
Effect on the post-retirement benefit obligation	0.2	(0.2)

Expected future benefit payments are shown in the table below (in millions):

	For the Years Ended December 31,
	2015	2016	2017	2018	2019	2020-2024
Pension benefits	$18.0	$18.3	$18.9	$19.5	$20.0	$124.9
Other benefits	0.9	0.7	0.6	0.6	0.5	1.7

Pension Plan Assets

We believe asset returns can be optimized at an acceptable level of risk by adequately diversifying the plan assets between equity and fixed income. In the first quarter of 2014, in order to increase diversification, we changed the targeted allocations for our plan assets. The target allocations for fixed income, money market, cash and guaranteed investment contracts investments increased from 40% to 58% while targeted equity investment allocations declined from 60% to 42%. We decreased our exposure to International equity from 24% to 17% of total assets and reduced our exposure to domestic equity from 36% to 25%. These categories are further diversified among various asset classes including high yield and emerging markets debt, and international and emerging markets equities in order to avoid significant concentrations of risk. Our U.S. pension plan represents 88%, our Canadian pension plan 6%, and our United Kingdom (“U.K.”) pension plan 6% of the total fair value of our plan assets as of December 31, 2014.

Our U.S. pension plans' weighted-average asset allocations as of December 31, 2014 and 2013, by asset category, are as follows:

	Plan Assets as of December 31,
Asset Category:	2014	2013
U.S. equity	28.3%	37.8%
International equity	17.1%	26.7%
Fixed income	52.6%	33.8%
Money market/cash	2.0%	1.7%
Total	100.0%	100.0%

U.S. pension plan assets are invested within the following range targets:

Asset Category:	Target
U.S. equity	25.0%
International equity	17.0%
Fixed income	56.0%
Money market/cash/guaranteed investment contracts	2.0%

Our Canadian pension plan was invested solely in a balanced fund that maintains diversification among various asset classes, including Canadian common stocks, bonds and money market securities, international equities and fixed income investments. Our U.K. pension plan was invested in a broad mix of assets consisting of U.K., international equities, and U.K. fixed income securities, including corporate and government bonds.

The fair values of our pension plan assets, by asset category, are as follows (in millions):

	Fair Value Measurements as of December 31, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Asset Category:
Cash and cash equivalents	5.8	—	—	5.8
Commingled pools / Collective Trusts:
U.S. equity (1)	—	78.0	—	78.0
International equity (2)	—	47.3	—	47.3
Fixed income (3)	—	145.4	—	145.4
Balanced pension trust: (4)
International equity	—	4.7	—	4.7
Fixed income	—	14.2	—	14.2
Pension fund:
International equity (5)	—	11.4	—	11.4
Fixed income (6)	—	8.2	—	8.2
Total	5.8	309.2	—	315.0

	Fair Value Measurements as of December 31, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Asset Category:
Cash and cash equivalents	8.2	—	—	8.2
Commingled pools / Collective Trusts:
U.S. equity (1)	—	100.1	—	100.1
International equity (2)	—	70.8	—	70.8
Fixed income (3)	—	89.4	—	89.4
Balanced pension trust: (4)
International equity	—	10.8	—	10.8
Fixed income	—	7.2	—	7.2
Pension fund:
International equity (5)	—	9.4	—	9.4
Fixed income (6)	—	6.9	—	6.9
Total	8.2	294.6	—	302.8

Additional information about assets measured at Net Asset Value (“NAV”) per share (in millions):

	As of December 31, 2014
	Fair Value	Redemption Frequency (if currently eligible)	Redemption Notice Period
Asset Category:
Commingled pools / Collective Trusts:
U.S. equity (1)	$78.0	Daily	5 days
International equity (2)	47.3	Daily	5 days
Fixed income (3)	145.4	Daily	5-15 days
Balanced pension trust: (4)
International equity	4.7	Daily	3-5 days
Fixed income	14.2	Daily	3-5 days
Pension fund:
International equity (5)	11.4	Daily	1-7 days
Fixed income (6)	8.2	Daily	1-7 days
Total	$309.2

	As of December 31, 2013
	Fair Value	Redemption Frequency (if currently eligible)	Redemption Notice Period
Asset Category:
Commingled pools / Collective Trusts:
U.S. equity (1)	$100.1	Daily	5 days
International equity (2)	70.8	Daily	5 days
Fixed income (3)	89.4	Daily	5-15 days
Balanced pension trust: (4)
International equity	10.8	Daily	3-5 days
Fixed income	7.2	Daily	3-5 days
Pension fund:
International equity (5)	9.4	Daily	7 days
Fixed income (6)	6.9	Daily	7 days
Total	$294.6

(1)	This category includes investments primarily in U.S. equity securities that include large, mid and small capitalization companies.
(2)
This category includes investments primarily in international equity securities that include large, mid and small capitalization companies in large developed markets as well as emerging markets equities.

(3)	This category includes investments in U.S. investment grade and high yield fixed income securities, international fixed income securities and emerging markets fixed income securities.
(4)
The investment objectives of the fund are to provide long-term capital growth and income by investing primarily in a well-diversified, balanced portfolio of Canadian common stocks, bonds and money market securities. The fund also holds a portion of its assets in international equities.

(5)
This category includes investments in international equity securities and aims to provide returns consistent with the markets in which it invests and provide broad exposure to countries around the world.

(6)
This category includes investments in U.K. government index-linked securities (index-linked gilts) that have maturity periods of 5 years or longer and investment grade corporate bonds denominated in sterling.

The majority of our commingled pool/collective trusts, mutual funds, balanced pension trusts and pension funds are managed by professional investment advisors. The NAVs per share are furnished in monthly and/or quarterly statements received from the investment advisors and reflect valuations based upon their pricing policies. We assessed the fair value classification of these investments as Level 2 for commingled pool/collective trusts, balanced pension trusts and pension funds based on an examination of their pricing policies and the related controls and procedures. The fair values we report are based on the pool, trust or fund's NAV per share. The NAVs per share are calculated periodically (daily or no less than one time per month) as the aggregate value of each pool or trust's underlying assets divided by the number of units owned. See Note 20 for information about our fair value hierarchies and valuation techniques.

13. Comprehensive Income:

The following table provides information on items not reclassified in their entirety from AOCI to Net Income in the accompanying Consolidated Statements of Operations (in millions):

	For the Years Ended December 31,
AOCI Component	2014	2013	Affected Line Item(s) in the Consolidated Statements of Operations
Losses on cash flow hedges:
Commodity derivative contracts	$(5.8)	$(4.2)	Cost of goods sold
Income tax benefit	2.0	1.5	Provision for income taxes
Net of tax	$(3.8)	$(2.7)

Defined Benefit Plan Items:
Pension and Post-Retirement Benefits costs	$(6.9)	$(9.5)	Cost of goods sold; Selling, general and administrative expenses
Income tax benefit	2.4	3.4	Provision for income taxes
Net of tax	$(4.5)	$(6.1)

Foreign currency translation adjustments:
Sale of foreign business (1)	$—	$41.1	Loss from discontinued operations

Total reclassifications from AOCI	$(8.3)	$32.3

(1) The reclassification of foreign currency translation adjustments related to the sale of the Service Experts business in the first quarter of 2013. Refer to Note 17 for details.

The following tables provide information on changes in AOCI, by component (net of tax), for the years ended December 31, 2014 and 2013 (in millions):

	Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Securities	Defined Benefit Plan Items	Foreign Currency Translation Adjustments	Total AOCI
Balance as of December 31, 2013	$(0.6)	$2.5	$(106.0)	$43.0	$(61.1)
Other comprehensive (loss) income before reclassifications	(7.8)	0.7	(47.9)	(45.7)	(100.7)
Amounts reclassified from AOCI	3.8	—	4.5	—	8.3
Net other comprehensive (loss) income	(4.0)	0.7	(43.4)	(45.7)	(92.4)
Balance as of December 31, 2014	$(4.6)	$3.2	$(149.4)	$(2.7)	$(153.5)

	Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Securities	Defined Benefit Plan Items	Foreign Currency Translation Adjustments	Total AOCI
Balance as of December 31, 2012	$1.1	$9.3	$(147.5)	$114.8	$(22.3)
Other comprehensive (loss) income before reclassifications	(4.4)	(6.8)	35.4	(30.7)	(6.5)
Amounts reclassified from AOCI	2.7	—	6.1	(41.1)	(32.3)
Net other comprehensive (loss) income	(1.7)	(6.8)	41.5	(71.8)	(38.8)
Balance as of December 31, 2013	$(0.6)	$2.5	$(106.0)	$43.0	$(61.1)

14. Stock-Based Compensation:

Stock-Based compensation expense related to continuing operations was included in Selling, general and administrative expenses in the accompanying Consolidated Statements of Operations as follows (in millions):

	For the Years Ended December 31,
	2014	2013	2012
Compensation expense(1)	$23.3	$29.3	$15.2

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

As of December 31, 2014, awards for 20.5 million shares of common stock had been granted, net of cancellations and repurchases, and there were 3.8 million shares available for future issuance.

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

The following table provides information on our performance share units:

	For the Years Ended December 31,
	2014	2013	2012
Compensation expense for performance share units (in millions)	$11.5	$17.1	$5.7
Weighted-average fair value of grants, per share	$88.26	$78.00	$48.64
Payout ratio for shares paid	153.2%	86.9%	52.5%

A summary of the status of our undistributed performance share units as of December 31, 2014, and changes during the year then ended, is presented below (in millions, except per share data):

	Shares	Weighted- Average Grant Date Fair Value per Share
Undistributed performance share units as of December 31, 2013	0.7	$47.83
Granted	0.1	88.26
Adjustments to shares paid based on payout ratio	0.2	31.78
Distributed	(0.2)	44.85
Forfeited	—	—
Undistributed performance share units as of December 31, 2014 (1)	0.8	$49.47

(1) Undistributed performance share units include approximately 0.4 million units with a weighted-average grant date fair value of $68.27 per share that had not yet vested and 0.4 million units that have vested but were not yet distributed.

As of December 31, 2014, we had $15.9 million of total unrecognized compensation cost related to non-vested performance share units that is expected to be recognized over a weighted-average period of 2.2 years. Our estimated forfeiture rate for these performance share units was 16.5% as of December 31, 2014.

The total fair value of performance share units distributed and the resulting tax deductions to realize tax benefits were as follows (in millions):

	For the Years Ended December 31,
	2014	2013	2012
Fair value of performance share units distributed	$19.6	$9.9	$6.0
Realized tax benefits from tax deductions	$7.5	$3.8	$2.3

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

The following table provides information on our restricted stock units (in millions, except per share data):

	For the Years Ended December 31,
	2014	2013	2012
Compensation expense for restricted stock units	$7.0	$6.8	$5.0
Weighted-average fair value of grants, per share	$88.26	$77.26	$48.45

A summary of our non-vested restricted stock units as of December 31, 2014 and changes during the year then ended is presented below (in millions, except per share data):

	Shares	Weighted- Average Grant Date Fair Value per Share
Non-vested restricted stock units as of December 31, 2013	0.5	$48.83
Granted	0.1	88.26
Distributed	(0.2)	32.42
Forfeited	—	—
Non-vested restricted stock units as of December 31, 2014	0.4	$69.09

As of December 31, 2014, we had $14.9 million of total unrecognized compensation cost related to non-vested restricted stock units that is expected to be recognized over a weighted-average period of 2.4 years. Our estimated forfeiture rate for restricted stock units was 16.9% as of December 31, 2014.

The total fair value of restricted stock units vested and the resulting tax deductions to realize tax benefits were as follows (in millions):

	For the Years Ended December 31,
	2014	2013	2012
Fair value of restricted stock units vested	$19.5	$11.1	$8.6
Realized tax benefits from tax deductions	7.4	4.3	3.3

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

The following table provides information on our stock appreciation rights (in millions, except per share data):

	For the Years Ended December 31,
	2014	2013	2012
Compensation expense for stock appreciation rights	$4.8	$5.4	$4.5
Weighted-average fair value of grants, per share	19.55	18.76	14.34

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

The fair value of the stock appreciation rights granted in 2014, 2013 and 2012 were estimated on the date of grant using the following assumptions:

	2014	2013	2012
Expected dividend yield	1.75%	1.36%	1.75%
Risk-free interest rate	1.27%	1.12%	0.48%
Expected volatility	29.60%	31.50%	40.42%
Expected life (in years)	4.04	4.02	4.14

A summary of our stock appreciation rights as of December 31, 2014, and changes during the year then ended, is presented below (in millions, except per share data):

	Shares	Weighted-Average Exercise Price per Share
Outstanding stock appreciation rights as of December 31, 2013	1.8	$45.58
Granted	0.2	92.64
Exercised	(0.5)	35.91
Forfeited	—	—
Outstanding stock appreciation rights as of December 31, 2014	1.5	$56.20
Exercisable stock appreciation rights as of December 31, 2014	1.0	$43.65

The following table summarizes information about stock appreciation rights outstanding as of December 31, 2014 (in millions, except per share data and years):

	Stock Appreciation Rights Outstanding			Stock Appreciation Rights Exercisable
Range of Exercise Prices	Shares	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value	Shares	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
$28.24 to $36.94	0.5	3.1	$33.2	0.5	3.1	$33.2
$46.78 to $51.40	0.5	4.3	$22.3	0.4	4.1	$17.6
$81.11 to $92.64	0.5	6.5	$4.1	0.1	6.0	$1.2

As of December 31, 2014, we had $8.5 million of unrecognized compensation cost related to non-vested stock appreciation rights that is expected to be recognized over a weighted-average period of 2.3 years. Our estimated forfeiture rate for stock appreciation rights was 15.6% as of December 31, 2014.

The total intrinsic value of stock appreciation rights exercised and the resulting tax deductions to realize tax benefits were as follows (in millions):

	For the Years Ended December 31,
	2014	2013	2012
Intrinsic value of stock appreciation rights exercised	$27.3	$16.7	$14.4
Realized tax benefits from tax deductions	$10.4	$6.4	$5.5

Employee Stock Purchase Plan

Under the 2012 Employee Stock Purchase Plan (“ESPP”), all employees who meet certain service requirements are eligible to purchase our common stock through payroll deductions at the end of three month offering periods. The purchase price for such shares is 95% of the fair market value of the stock on the last day of the offering period. A maximum of 2.5 million shares is authorized for purchase until the ESPP plan termination date of May 10, 2022, unless terminated earlier at the discretion of the Board of Directors. Employees purchased approximately 20,000 shares under the ESPP during the year ended December 31, 2014. Approximately 2.4 million shares remain available for purchase under the ESPP as of December 31, 2014.

15. Stock Repurchases:

Our Board of Directors has authorized a total of $1.4 billion towards the repurchase of shares of our common stock (collectively referred to as the "Share Repurchase Plans"), including a $700.0 million share repurchase authorization in October 2014. The Share Repurchase Plans authorize open market repurchase transactions and do not have a stated expiration date. As of December 31, 2014, $395.9 million of shares may still be repurchased under the Share Repurchase Plans.

On October 20, 2014, we announced our plans for a new $450.0 million accelerated share repurchase program. For the years ended December 31, 2014 and 2013, we repurchased 5.2 million shares for $550.3 million and 1.7 million shares for $125.0 million, respectively, under the Share Repurchase Plans. The final number of shares to be repurchased and the aggregate cost to LII will be based on LII's volume-weighted average stock price during the term of the transaction, which is expected to be completed in the second half of 2015.

We also repurchased 0.2 million shares for $22.4 million and 0.2 million shares for $12.0 million for the years ended December 31, 2014 and 2013, respectively, from employees who surrendered their shares to satisfy minimum tax withholding obligations upon the vesting of stock-based compensation awards.

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

Restructuring Activities in 2014

Information regarding the restructuring charges for all ongoing activities are presented in the table below (in millions):

	Incurred in 2014	Incurred to Date	Total Expected to be Incurred
Severance and related expense	$1.4	$6.9	$7.2
Asset write-offs and accelerated depreciation	0.3	1.8	1.8
Equipment moves	—	—	—
Lease termination	—	—	0.1
Other	0.2	1.9	2.3
Total	$1.9	$10.6	$11.4
While restructuring charges are excluded from our calculation of segment profit (loss), the table below presents the restructuring charges associated with each segment (in millions):

	Incurred in 2014	Incurred to Date	Total Expected to be Incurred
Residential Heating & Cooling	$0.4	$1.5	$1.5
Commercial Heating & Cooling	—	0.9	0.9
Refrigeration	1.6	8.2	9.0
Corporate & Other	(0.1)	—	—
Total	$1.9	$10.6	$11.4

Restructuring accruals are included in Accrued expenses in the accompanying Consolidated Balance Sheets. The activity within the restructuring accruals is summarized in the tables below (in millions):

Description of Reserves:	Balance as of December 31, 2013	Charged to Earnings	Cash Utilization	Non-Cash Utilization and Other	Balance as of December 31, 2014
Severance and related expense	$1.6	$1.4	$(1.5)	$—	$1.5
Asset write-offs and accelerated depreciation	—	0.3	—	(0.2)	0.1
Equipment moves	—	—	—	—	—
Lease termination	—	—	—	—	—
Other	—	0.2	(0.2)	—	—
Total restructuring reserves	$1.6	$1.9	$(1.7)	$(0.2)	$1.6

Description of Reserves:	Balance as of December 31, 2012	Charged to Earnings	Cash Utilization	Non-Cash Utilization and Other	Balance as of December 31, 2013
Severance and related expense	$0.7	$2.7	$(1.6)	$(0.2)	$1.6
Asset write-offs and accelerated depreciation	—	0.7	—	(0.7)	—
Equipment moves	—	0.1	(0.1)	—	—
Lease termination	1.2	—	(1.2)	—	—
Other	0.5	1.5	(2.0)	—	—
Total restructuring reserves	$2.4	$5.0	$(4.9)	$(0.9)	$1.6

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

Service Experts

A summary of net sales and pre-tax gains and losses for the Service Experts business is detailed below (in millions):

	For the Years Ended December 31,
	2014	2013	2012
Net sales (1)	$—	$73.5	$385.1
Pre-tax operating income (loss) (1)(2)	2.6	(15.1)	(50.8)
Gain on sale of business	—	1.4	—

(1) Excludes eliminations of intercompany sales and any associated profit.
(2) Pre-tax operating loss for the year ended December 31, 2012 included a $20.5 million goodwill impairment loss.

There were no assets or liabilities related to the Service Experts business included in the accompanying Consolidated Balance Sheets as of December 31, 2014 or 2013.

Hearth

A summary of net sales and pre-tax gains and losses for the Hearth business is detailed below (in millions):

	For the Years Ended December 31,
	2014	2013	2012
Net sales (1)	$—	$—	$23.5
Pre-tax operating income (loss) (1)(2)	(6.3)	0.5	(13.7)
Loss on sale of business	—	—	(0.9)
(1) Excludes eliminations of intercompany sales and any associated profit.
(2) Pre-tax operating loss in 2012 included a $6.3 million pre-tax impairment charge for the write-down of net assets to their estimated fair value, a $6.3 million settlement charge related to actuarial losses recognized upon transition of a pension obligation to the acquirer of the Hearth business and a $3.5 million gain related to realized foreign currency translation adjustments.

There were no assets or liabilities related to the Hearth business included in the accompanying Consolidated Balance Sheets as of December 31, 2014 or 2013.

18. Earnings Per Share:

Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net income by the sum of the weighted-average number of shares and the number of equivalent shares assumed outstanding, if dilutive, under our stock-based compensation plans.

The computations of basic and diluted earnings per share for Income from continuing operations were as follows (in millions, except per share data):

	For the Years Ended December 31,
	2014	2013	2012
Net income	$205.8	$171.8	$90.0
Add: Loss from discontinued operations	2.3	8.1	45.0
Income from continuing operations	$208.1	$179.9	$135.0

Weighted-average shares outstanding – basic	47.9	49.8	50.7
Add: Potential effect of diluted securities attributable to stock-based payments	0.7	0.8	0.7
Weighted-average shares outstanding – diluted	48.6	50.6	51.4

Earnings per share - Basic:
Income from continuing operations	$4.35	$3.61	$2.66
Loss from discontinued operations	(0.05)	(0.16)	(0.89)
Net income	$4.30	$3.45	$1.77

Earnings per share - Diluted:
Income from continuing operations	$4.28	$3.55	$2.63
Loss from discontinued operations	(0.05)	(0.16)	(0.88)
Net income	$4.23	$3.39	$1.75
The following stock appreciation rights were outstanding but not included in the diluted earnings per share calculation because the assumed exercise of such rights would have been anti-dilutive (in millions, except for per share data):

	For the Years Ended December 31,
	2014	2013	2012
Weighted-average number of shares	0.3	0.1	0.1
Price ranges per share	$81.11 - $92.64	$81.11 - $81.14	$51.11 - $51.40

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

Net sales and segment profit (loss) by segment, along with a reconciliation of segment profit (loss) to Income from continuing operations before income taxes, are shown below (in millions):

	For the Years Ended December 31,
	2014	2013	2012
Net Sales (1)
Residential Heating & Cooling	$1,736.5	$1,583.2	$1,375.8
Commercial Heating & Cooling	878.5	844.4	785.4
Refrigeration	752.4	771.5	788.2
	$3,367.4	$3,199.1	$2,949.4
Segment Profit (Loss) (2)
Residential Heating & Cooling	$235.8	$180.1	$102.9
Commercial Heating & Cooling	124.0	118.1	99.5
Refrigeration	55.4	90.2	81.9
Corporate and other	(74.3)	(87.9)	(60.1)
Subtotal that includes segment profit and eliminations	340.9	300.5	224.2
Reconciliation to income from continuing operations before income taxes:
Special product quality adjustments	(1.4)	(2.3)	1.1
Items in Losses and other expenses, net that are excluded from segment profit (loss) (2)	4.7	8.8	(0.2)
Restructuring charges	1.9	5.0	4.2
Interest expense, net	17.2	14.5	17.1
Special inventory write down	1.0	—	—
Other expense, net	(0.1)	0.2	0.3
Income from continuing operations before income taxes	$317.6	$274.3	$201.7

(1) On a consolidated basis, no revenue from transactions with a single customer were 10% or greater of our consolidated net sales for any of the periods presented.
(2) The Company defines segment profit and loss as a segment's income or loss from continuing operations before income taxes included in the accompanying Consolidated Statements of Operations, excluding:

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

Total assets by segment are shown below (in millions):

	As of December 31,
	2014	2013	2012
Total Assets:
Residential Heating & Cooling	$632.3	$500.0	$457.5
Commercial Heating & Cooling	353.4	346.3	321.9
Refrigeration	551.5	572.0	585.3
Corporate and other	227.1	208.4	228.6
Assets for continuing operations	1,764.3	1,626.7	1,593.3
Discontinued operations (See Note 17)	—	—	98.6
Total assets	$1,764.3	$1,626.7	$1,691.9

Total capital expenditures by segment are shown below (in millions):

	For the Years Ended December 31,
	2014	2013	2012
Capital Expenditures:
Residential Heating & Cooling	$39.4	$34.2	$13.7
Commercial Heating & Cooling	14.1	11.2	8.7
Refrigeration	15.8	16.5	15.6
Corporate and other	19.1	16.4	12.2
Total capital expenditures (1)	$88.4	$78.3	$50.2

(1) Includes amounts recorded under capital leases. There were no significant new capital leases in 2014, 2013 or 2012.

Depreciation and amortization expenses by segment are shown below (in millions):

	For the Years Ended December 31,
	2014	2013	2012
Depreciation and Amortization:
Residential Heating & Cooling	$20.7	$20.5	$19.9
Commercial Heating & Cooling	9.3	9.0	8.5
Refrigeration	16.3	15.3	13.0
Corporate and other	14.5	14.1	14.0
Total depreciation and amortization	$60.8	$58.9	$55.4

The equity method investments are shown below (in millions):

	For the Years Ended December 31,
	2014	2013	2012
Income from Equity Method Investments:
Refrigeration	$2.5	$2.5	$2.6
Corporate and other (1)	11.3	9.7	7.9
Total income from equity method investments	$13.8	$12.2	$10.5

(1) We allocated $11.7 million, $9.6 million and $5.0 million of income from equity method investments to our Residential Heating & Cooling and Commercial Heating & Cooling segments in 2014, 2013 and 2012, respectively. These allocations were recorded as reductions to the segments' Cost of goods sold in the Consolidated Statements of Operations.

Geographic Information

Net sales for each major geographic area in which we operate are shown below (in millions):

	For the Years Ended December 31,
	2014	2013	2012
Net Sales to External Customers by Point of Shipment:
United States	$2,576.4	$2,382.0	$2,147.2
Canada	236.3	232.3	226.7
International	554.7	584.8	575.5
Total net sales to external customers	$3,367.4	$3,199.1	$2,949.4

Property, plant and equipment, net for each major geographic area in which we operate, based on the domicile of our operations, are shown below (in millions):

	As of December 31,
	2014	2013	2012
Property, Plant and Equipment, net:
United States	$243.4	$230.3	$227.9
Mexico	52.4	39.7	28.0
Canada	0.6	0.6	0.6
International	62.2	64.9	41.7
Total Property, plant and equipment, net	$358.6	$335.5	$298.2

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

Where available, the fair values were based upon quoted prices in active markets. However, if quoted prices were not available, then the fair values were based upon quoted prices for similar assets or liabilities or independently sourced market parameters, such as credit default swap spreads, yield curves, reported trades, broker/dealer quotes, interest rates and benchmark securities. For assets and liabilities without observable market activity, if any, the fair values were based upon discounted cash flow methodologies incorporating assumptions that, in our judgment, reflect the assumptions a marketplace participant would use. Valuation adjustments to reflect either party's creditworthiness and ability to pay were incorporated into our valuations, where appropriate, as of December 31, 2014 and 2013, the measurement dates. The methodologies used to determine the fair value of our financial assets and liabilities as of December 31, 2014 were the same as those used as of December 31, 2013.

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

Marketable Equity Securities

The following table presents the fair values of an investment in marketable equity securities, related to publicly traded stock of a non-U.S. company, recorded in Other assets, net in the accompanying Consolidated Balance Sheets (in millions):

	As of December 31,
	2014	2013
Quoted Prices in Active Markets for Identical Assets (Level 1):
Investment in marketable equity securities	$5.3	$4.4

Other Fair Value Disclosures

The carrying amounts of Cash and cash equivalents, Accounts and notes receivable, net, Accounts payable, Other current liabilities, and Short-term debt approximate fair value due to the short maturities of these instruments. The carrying amount of our Domestic Credit Facility in Long-term debt also approximates fair value due to its variable-rate characteristics.

The fair value of our senior unsecured notes in Long-term debt was based on the amount of future cash flows using current market rates for debt instruments of similar maturities and credit risk. The following table presents the fair value for our senior unsecured notes in Long-term debt (in millions):

	As of December 31,
	2014	2013
Quoted Prices in Active Markets for Similar Instruments (Level 2):
Senior unsecured notes	$210.6	$214.0

21. Selected Quarterly Financial Information (unaudited):

The following tables provide information on Net sales, Gross profit, Net income, Earnings per share and Cash dividends declared per share by quarter (in millions, except per share data):

	Net Sales (1)		Gross Profit (1)		Net Income (Loss) (1)
	2014	2013	2014	2013	2014	2013
First Quarter	$695.4	$668.4	$168.1	$162.0	$19.9	$8.0
Second Quarter	960.7	913.1	262.6	254.0	73.9	64.3
Third Quarter	898.4	868.0	247.1	237.4	67.4	64.3
Fourth Quarter	812.8	749.5	225.4	207.7	44.6	35.2

	Basic Earnings (Loss) per Share (2)		Diluted Earnings (Loss) per Share (2)		Cash Dividends per Common Share
	2014	2013	2014	2013	2014	2013
First Quarter	$0.41	$0.16	$0.40	$0.16	$0.24	$0.20
Second Quarter	1.51	1.28	1.49	1.26	0.30	0.24
Third Quarter	1.40	1.29	1.38	1.27	0.30	0.24
Fourth Quarter	0.98	0.72	0.96	0.70	0.30	0.24

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

Summary of 2014 Quarterly Results

The following unusual or infrequent pre-tax items were included in the 2014 quarterly results:

1st Quarter. No significant unusual or infrequent items.

2nd Quarter. No significant unusual or infrequent items.

3rd Quarter. We recorded restructuring charges of $1 million for a new project to realign resources and enhance distribution capabilities. Refer to Note 16 for more information related to our restructuring activities.

4th Quarter. We recorded restructuring charges of $0.6 million for our project to realign resources and enhance distribution capabilities.

Summary of 2013 Quarterly Results

The following unusual or infrequent pre-tax items were included in the 2013 quarterly results:

1st Quarter. On March 22, 2013, we sold our Service Experts business to a majority-owned entity of American Capital, Ltd. in an all-cash transaction for net proceeds of $10.4 million, excluding transaction costs. We recorded a 1.4 million gain on the sale of the business for the year ended December 31, 2013. Refer to Note 17 for more information.

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

22. Losses and Other Expenses, net:

Losses and other expenses, net in our Consolidated Statements of Operations were as follows (in millions):

	For the Years Ended December 31,
	2014	2013	2012
Realized losses on settled futures contracts	$0.8	$1.0	$1.5
Foreign currency exchange losses	1.6	0.5	0.8
Losses (gains) on disposal of fixed assets	(0.3)	(1.0)	0.4
Net change in unrealized losses (gains) on unsettled futures contracts	0.6	0.4	(2.2)
Asbestos-related litigation	0.9	6.3	—
Acquisition expenses	—	0.2	0.1
Special legal contingency charges	0.9	1.2	1.2
Environmental liabilities	2.0	—	—
Other items, net	0.3	0.7	0.7
Losses and other expenses, net	$6.8	$9.3	$2.5

23. Supplemental Information:

Below is information about expenses included in our Consolidated Statements of Operations (in millions):

	For the Years Ended December 31,
	2014	2013	2012
Research and development (1)	$60.7	$53.7	$50.7
Advertising, promotions and marketing (2)	41.9	45.2	59.4
Cooperative advertising expenditures (3)	13.1	10.9	9.5
Rent expense (4)	50.5	53.5	67.8
(1) Includes research and development costs related to discontinued operations of $1.2 million for the year ended December 31, 2012. No research and development costs related to discontinued operations were recorded for the years ended December 31, 2014 and 2013 .
(2) Includes advertising, promotions and marketing costs related to discontinued operations of $4.1 million and $20.1 million for the years ended December 31, 2013 and 2012, respectively. No advertising costs related to discontinued operations were recorded for the year ended December 31, 2014. Cooperative advertising expenditures were not included in these amounts.
(3) Cooperative advertising expenditures were included in Selling, general and administrative expenses in the Consolidated Statements of Operations.
(4) Includes rent expense related to discontinued operations of $4.5 million and $20.1 million for the years ended December 31, 2013 and 2012, respectively. No rent costs related to discontinued operations were recorded for the year ended December 31, 2014.

Interest Expense, net

The components of Interest expense, net in our Consolidated Statements of Operations were as follows (in millions):

	For the Years Ended December 31,
	2014	2013	2012
Interest expense, net of capitalized interest	$18.9	$16.5	$18.9
Interest income	1.7	2.0	1.8
Interest expense, net	$17.2	$14.5	$17.1

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

On March 22, 2013, the Company sold its Service Experts business to a majority-owned entity of American Capital, Ltd. The primary subsidiary for the U.S. Service Experts business had previously been included as a "Guarantor Subsidiary" and the Canada Service Experts subsidiary had previously been included as a "Non-Guarantor Subsidiary." As of December 31, 2014, the U.S. and Canada Service Experts businesses were included in discontinued operations of the condensed consolidating financial statements.

The condensed consolidating financial statements reflect the investments in subsidiaries of the Company using the equity method of accounting. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

Condensed consolidating financial statements of the Company, its Guarantor Subsidiaries and Non-Guarantor Subsidiaries as of December 31, 2014 and December 31, 2013 and for the years ended December 31, 2014, 2013 and 2012 are shown on the following pages.

Condensed Consolidating Balance Sheets
As of December 31, 2014
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$1.0	$11.5	$25.0	$—	$37.5
Accounts and notes receivable, net	—	12.3	409.1	—	421.4
Inventories, net	—	350.6	119.7	(7.0)	463.3
Deferred income taxes, net	2.8	27.3	7.4	(5.0)	32.5
Other assets	3.6	45.7	67.2	(57.2)	59.3
Total current assets	7.4	447.4	628.4	(69.2)	1,014.0
Property, plant and equipment, net	—	269.0	89.6	—	358.6
Goodwill	—	140.4	69.0	—	209.4
Investment in subsidiaries	978.1	263.5	(0.6)	(1,241.0)	—
Deferred income taxes	0.5	90.8	15.8	(9.6)	97.5
Other assets, net	5.2	61.0	20.1	(1.5)	84.8
Intercompany receivables (payables), net	(280.4)	302.4	(22.0)	—	—
Total assets	$710.8	$1,574.5	$800.3	$(1,321.3)	$1,764.3
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$—	$226.6	$—	$226.6
Current maturities of long-term debt	22.5	1.2	0.3	—	24.0
Accounts payable	13.4	237.8	73.1	—	324.3
Accrued expenses	9.0	175.5	54.5	—	239.0
Income taxes payable	(3.7)	34.7	47.5	(65.1)	13.4
Total current liabilities	41.2	449.2	402.0	(65.1)	827.3
Long-term debt	659.5	15.3	0.2	—	675.0
Post-retirement benefits, other than pensions	—	4.5	—	—	4.5
Pensions	—	117.6	12.3	—	129.9
Other liabilities	1.1	118.7	11.7	(12.9)	118.6
Total liabilities	701.8	705.3	426.2	(78.0)	1,755.3
Commitments and contingencies
Total stockholders' equity	9.0	869.2	374.1	(1,243.3)	9.0
Total liabilities and stockholders' equity	$710.8	$1,574.5	$800.3	$(1,321.3)	$1,764.3

Condensed Consolidating Balance Sheets
As of December 31, 2013
(In millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$1.1	$10.5	$26.4	$—	$38.0
Accounts and notes receivable, net	—	12.8	395.3	—	408.1
Inventories, net	—	253.6	128.4	(3.2)	378.8
Deferred income taxes, net	0.9	21.2	5.7	(3.3)	24.5
Other assets	3.4	38.4	70.2	(59.0)	53.0
Total current assets	5.4	336.5	626.0	(65.5)	902.4
Property, plant and equipment, net	—	246.4	89.1	—	335.5
Goodwill	—	140.4	76.4	—	216.8
Investment in subsidiaries	1,138.8	337.5	(0.6)	(1,475.7)	—
Deferred income taxes	—	76.9	20.2	(8.6)	88.5
Other assets, net	4.2	64.3	16.4	(1.4)	83.5
Intercompany receivables (payables), net	(460.6)	434.0	26.6	—	—
Total assets	$687.8	$1,636.0	$854.1	$(1,551.2)	$1,626.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$—	$165.9	$—	$165.9
Current maturities of long-term debt	—	1.0	0.3	—	1.3
Accounts payable	11.8	187.8	83.5	—	283.1
Accrued expenses	3.3	168.4	60.4	—	232.1
Income taxes payable	(30.3)	75.7	49.9	(63.7)	31.6
Total current liabilities	(15.2)	432.9	360.0	(63.7)	714.0
Long-term debt	217.0	15.8	0.4	—	233.2
Post-retirement benefits, other than pensions	—	4.6	—	—	4.6
Pensions	—	58.4	11.6	—	70.0
Other liabilities	0.3	119.4	11.3	(11.8)	119.2
Total liabilities	202.1	631.1	383.3	(75.5)	1,141.0
Commitments and contingencies
Total stockholders' equity	485.7	1,004.9	470.8	(1,475.7)	485.7
Total liabilities and stockholders' equity	$687.8	$1,636.0	$854.1	$(1,551.2)	$1,626.7

Condensed Consolidating Statements of Operations and Comprehensive Income
For the Year Ended December 31, 2014
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$2,775.7	$818.0	$(226.3)	$3,367.4
Cost of goods sold	—	2,057.8	628.3	(222.0)	2,464.1
Gross profit	—	717.9	189.7	(4.3)	903.3
Operating expenses:
Selling, general and administrative expenses	—	454.5	119.2	—	573.7
Losses and other expenses, net	—	3.2	3.6	—	6.8
Restructuring charges	—	0.4	1.5	—	1.9
Income from equity method investments	(216.4)	(25.4)	(11.3)	239.3	(13.8)
Operational income from continuing operations	216.4	285.2	76.7	(243.6)	334.7
Interest expense, net	16.0	(3.0)	4.2	—	17.2
Other expense, net	—	—	(0.1)	—	(0.1)
Income from continuing operations before income taxes	200.4	288.2	72.6	(243.6)	317.6
Provision for income taxes	(5.6)	91.7	24.9	(1.5)	109.5
Income from continuing operations	206.0	196.5	47.7	(242.1)	208.1
Loss from discontinued operations	—	—	(2.3)	—	(2.3)
Net income	$206.0	$196.5	$45.4	$(242.1)	$205.8
Other comprehensive loss	$(4.1)	$(51.2)	$(34.8)	$(2.3)	$(92.4)
Comprehensive Income	$201.9	$145.3	$10.6	$(244.4)	$113.4

Condensed Consolidating Statements of Operations and Comprehensive Income
For the Year Ended December 31, 2013
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,557.9	$837.0	$(195.8)	$3,199.1
Cost of goods sold	—	1,900.9	632.8	(195.8)	2,337.9
Gross profit	—	657.0	204.2	—	861.2
Operating expenses:
Selling, general and administrative expenses	—	437.1	133.0	—	570.1
Losses and other expenses, net	1.1	7.9	0.3	—	9.3
Restructuring charges	—	2.9	2.1	—	5.0
Income from equity method investments	(181.7)	(26.4)	(9.7)	205.6	(12.2)
Operational income from continuing operations	180.6	235.5	78.5	(205.6)	289.0
Interest expense, net	14.0	(2.1)	2.6	—	14.5
Other expense, net	—	—	0.2	—	0.2
Income from continuing operations before income taxes	166.6	237.6	75.7	(205.6)	274.3
Provision for income taxes	(5.2)	73.7	25.9	—	94.4
Income from continuing operations	171.8	163.9	49.8	(205.6)	179.9
Loss from discontinued operations	—	—	(8.1)	—	(8.1)
Net income	$171.8	$163.9	$41.7	$(205.6)	$171.8
Other comprehensive loss	$(38.8)	$36.3	$(6.1)	$(30.2)	$(38.8)
Comprehensive income	$133.0	$200.2	$35.6	$(235.8)	$133.0

Condensed Consolidating Statements of Operations and Comprehensive Income
For the Year Ended December 31, 2012
(In millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$2,327.7	$824.0	$(202.3)	$2,949.4
Cost of goods sold	0.2	1,799.6	629.2	(201.9)	2,227.1
Gross profit	(0.2)	528.1	194.8	(0.4)	722.3
Operating expenses:
Selling, general and administrative expenses	—	374.3	132.7	—	507.0
Losses and other expenses, net	(1.7)	1.1	3.2	(0.1)	2.5
Restructuring charges	—	2.8	1.4	—	4.2
Income from equity method investments	(116.3)	(17.0)	(7.8)	130.6	(10.5)
Operational income from continuing operations	117.8	166.9	65.3	(130.9)	219.1
Interest expense, net	16.6	(2.4)	2.9	—	17.1
Other expense, net	—	—	0.3	—	0.3
Income from continuing operations before income taxes	101.2	169.3	62.1	(130.9)	201.7
Provision for income taxes	(4.9)	50.5	21.2	(0.1)	66.7
Income from continuing operations	106.1	118.8	40.9	(130.8)	135.0
Loss from discontinued operations	—	(18.5)	(26.5)	—	(45.0)
Net income	$106.1	$100.3	$14.4	$(130.8)	$90.0
Other comprehensive income	$6.7	$(2.8)	$5.2	$5.7	$14.8
Comprehensive Income	$112.8	$97.5	$19.6	$(125.1)	$104.8

Condensed Consolidating Statements of Cash Flows
For the Year Ended December 31, 2014
(In millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:	$328.8	$(97.2)	$(46.8)	$—	$184.8
Cash flows from investing activities:
Proceeds from the disposal of property, plant and equipment	—	1.0	0.1	—	1.1
Purchases of property, plant and equipment	—	(70.5)	(17.9)	—	(88.4)
Net cash used in investing activities	—	(69.5)	(17.8)	—	(87.3)
Cash flows from financing activities:
Short-term borrowings, net	—	—	1.5	—	1.5
Asset securitization borrowings	—	—	100.0	—	100.0
Asset securitization payments	—	—	(40.0)	—	(40.0)
Term loan borrowings from credit facility	300.0	—	—	—	300.0
Long-term debt payments	—	(1.9)	(0.4)	—	(2.3)
Borrowings from credit facility	2,073.5	—	—	—	2,073.5
Payments on credit facility	(1,908.5)	—	—	—	(1,908.5)
Payments of deferred financing costs	(2.2)	—	—	—	(2.2)
Proceeds from employee stock purchases	2.0	—	—	—	2.0
Repurchases of common stock	(550.3)	—	—	—	(550.3)
Repurchases of common stock to satisfy employee withholding tax obligations	(22.4)	—	—	—	(22.4)
Excess tax benefits related to share-based payments	11.8	—	—	—	11.8
Intercompany debt	(0.1)	4.7	(4.6)	—	—
Intercompany financing activity	(180.1)	164.9	15.2	—	—
Cash dividends paid	(52.6)	—	—	—	(52.6)
Net cash provided by (used in) financing activities	(328.9)	167.7	71.7	—	(89.5)
Increase (decrease) in cash and cash equivalents	(0.1)	1.0	7.1	—	8.0
Effect of exchange rates on cash and cash equivalents	—	—	(8.5)	—	(8.5)
Cash and cash equivalents, beginning of year	1.1	10.5	26.4	—	38.0
Cash and cash equivalents, end of year	$1.0	$11.5	$25.0	$—	$37.5

Condensed Consolidating Statements of Cash Flows
For the Year Ended December 31, 2013
(In millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:	$(30.4)	$328.4	$(87.7)	$—	$210.3
Cash flows from investing activities:
Proceeds from the disposal of property, plant and equipment	—	2.4	—	—	2.4
Purchases of property, plant and equipment	—	(55.8)	(22.5)	—	(78.3)
Net Proceeds from sale of business	5.3	—	3.3	—	8.6
Net cash used in investing activities	5.3	(53.4)	(19.2)	—	(67.3)
Cash flows from financing activities:
Short-term borrowings, net	—	—	2.0	—	2.0
Asset securitization borrowings	—	—	330.0	—	330.0
Asset securitization payments	—	—	(200.0)	—	(200.0)
Long-term debt payments	—	(0.7)	(0.3)	—	(1.0)
Borrowings from revolving credit facility	1,425.5	—	—	—	1,425.5
Payments on revolving credit facility	(1,543.5)	—	—	—	(1,543.5)
Proceeds from employee stock purchases	1.8	—	—	—	1.8
Additional investment in subsidiary	—	—	(0.5)	—	(0.5)
Repurchases of common stock	(125.0)	—	—	—	(125.0)
Repurchases of common stock to satisfy employee withholding tax obligations	(12.0)	—	—	—	(12.0)
Excess tax benefits related to share-based payments	6.5	—	—	—	6.5
Intercompany debt	(26.8)	12.3	14.5	—	—
Intercompany financing activity	332.7	(289.5)	(43.2)	—	—
Cash dividends paid	(34.0)	—	—	—	(34.0)
Net cash provided by (used in) financing activities	25.2	(277.9)	102.5	—	(150.2)
Decrease in cash and cash equivalents	0.1	(2.9)	(4.4)	—	(7.2)
Effect of exchange rates on cash and cash equivalents	—	—	(6.6)	—	(6.6)
Cash and cash equivalents, beginning of year	1.0	13.4	37.4	—	51.8
Cash and cash equivalents, end of year	$1.1	$10.5	$26.4	$—	$38.0

Condensed Consolidating Statements of Cash Flows
For the Year Ended December 31, 2012
(In millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:	$20.7	$207.3	$(6.6)	$—	$221.4
Cash flows from investing activities:
Proceeds from the disposal of property, plant and equipment	—	0.1	—	—	0.1
Purchases of property, plant and equipment	—	(37.7)	(12.5)	—	(50.2)
Net proceeds from sale of business	—	10.1	—	—	10.1
Net cash used in discontinued operations	—	(0.5)	0.1	—	(0.4)
Net cash used in investing activities	—	(28.0)	(12.4)	—	(40.4)
Cash flows from financing activities:
Short-term borrowings, net	—	—	0.2	—	0.2
Asset securitization borrowings	—	—	645.0	—	645.0
Asset securitization payments	—	—	(615.0)	—	(615.0)
Long-term debt payments	—	(0.7)	(0.4)	—	(1.1)
Borrowings from revolving credit facility	967.0	—	—	—	967.0
Payments on revolving credit facility	(1,075.0)	—	—	—	(1,075.0)
Proceeds from stock option exercises	0.8	—	—	—	0.8
Repurchases of common stock	(50.1)	—	—	—	(50.1)
Repurchases of common stock to satisfy employee withholding tax obligations	(7.8)	—	—	—	(7.8)
Excess tax benefits related to share-based payments	3.5	—	—	—	3.5
Intercompany debt	2.4	(4.0)	1.6	—	—
Intercompany financing activity	186.1	(170.9)	(15.2)	—	—
Cash dividends paid	(47.6)	—	—	—	(47.6)
Net cash provided by (used in) financing activities	(20.7)	(175.6)	16.2	—	(180.1)
Increase (decrease) in cash and cash equivalents	—	3.7	(2.8)	—	0.9
Effect of exchange rates on cash and cash equivalents	—	—	5.9	—	5.9
Cash and cash equivalents, beginning of year	1.0	9.7	34.3	—	45.0
Cash and cash equivalents, end of year	$1.0	$13.4	$37.4	$—	$51.8

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our current management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2014, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting

See “Management's Report on Internal Control Over Financial Reporting” included in Item 8 “Financial Statements and Supplementary Data.”

Attestation Report of the Independent Registered Public Accounting Firm

See “Report of Independent Registered Public Accounting Firm” included in Item 8 “Financial Statements and Supplementary Data.”

Changes in Internal Control Over Financial Reporting

There were no changes during the fourth quarter ended December 31, 2014 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information in the sections of our 2015 Proxy Statement captioned "Proposal 1: Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," and "Corporate Governance" is incorporated in this Item 10 by reference. Part I, Item 1 "Business - Executive Officers of the Company" of this Annual Report on Form 10-K identifies our executive officers and is incorporated in this Item 10 by reference.

Item 11. Executive Compensation

The sections of our 2015 Proxy Statement captioned "Executive Compensation," "Director Compensation," "Corporate Governance - Compensation and Human Resource Committee" and "Certain Relationships and Related Party Transactions - Compensation Committee Interlocks and Insider Participation" are incorporated in this Item 11 by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The sections of our 2015 Proxy Statement captioned "Equity Compensation Plan Information" and "Ownership of Common Stock" are incorporated in this Item 12 by reference. Also, refer to Note 14 in the Notes to the Consolidated Financial Statements

for additional information about our equity compensation plans.

Item 13. Certain Relationships and Related Transactions and Director Independence

The sections of our 2015 Proxy Statement captioned "Corporate Governance - Director Independence and - Board Committees" and "Certain Relationships and Related Party Transactions" are incorporated in this Item 13 by reference.

Item 14. Principal Accounting Fees and Services

The section of our 2015 Proxy Statement captioned "Proposal 2: Ratification of the Appointment of Independent Registered Public Accounting Firm" is incorporated in this Item 14 by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Financial Statements

The following financial statements are included in Part II, Item 8 of the Annual Report on Form 10-K:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2014 and 2013

•	Consolidated Statements of Operations for the Years Ended December 31, 2014, 2013 and 2012

•	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2014, 2013 and 2012

•	Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2014, 2013 and 2012

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012

•	Notes to the Consolidated Financial Statements for the Years Ended December 31, 2014, 2013 and 2012

Financial Statement Schedules

The financial statement schedule included in this Annual Report on Form 10-K is Schedule II - Valuation and Qualifying Accounts and Reserves for the Years Ended December 31, 2014, 2013 and 2012 (see Schedule II immediately following the signature page of this Annual Report on Form 10-K).

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

LENNOX INTERNATIONAL INC.

By: /s/ Todd M. Bluedorn
                            Todd M. Bluedorn
February 17, 2015                 Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ TODD M. BLUEDORN	Chief Executive Officer and Chairman of the Board of Directors	February 17, 2015
Todd M. Bluedorn	(Principal Executive Officer)

/s/ JOSEPH W. REITMEIER	Executive Vice President and Chief Financial Officer	February 17, 2015
Joseph W. Reitmeier	(Principal Financial Officer)

/s/ ROY A. RUMBOUGH	Vice President, Controller and Chief Accounting Officer	February 17, 2015
Roy A. Rumbough	(Principal Accounting Officer)

/s/ RICHARD L. THOMPSON	Lead Director	February 17, 2015
Richard L. Thompson

/s/ JANET K. COOPER	Director	February 17, 2015
Janet K. Cooper

/s/ C.L. (JERRY) HENRY	Director	February 17, 2015
C.L. (Jerry) Henry

/s/ JOHN E. MAJOR	Director	February 17, 2015
John E. Major

/s/ JOHN W. NORRIS, III	Director	February 17, 2015
John W. Norris, III

/s/ KAREN H. QUINTOS	Director	February 17, 2015
Karen. H. Quintos

/s/ PAUL W. SCHMIDT	Director	February 17, 2015
Paul W. Schmidt

/s/ TERRY D. STINSON	Director	February 17, 2015
Terry D. Stinson

/s/ GREGORY T. SWIENTON	Director	February 17, 2015
Gregory T. Swienton

/s/ TODD J. TESKE	Director	February 17, 2015
Todd J. Teske

LENNOX INTERNATIONAL INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the Years Ended December 31, 2014, 2013 and 2012
(In millions)

	Balance at beginning of year	Additions charged to cost and expenses	Write-offs	Recoveries	Other	Balance at end of year
2012:
Allowance for doubtful accounts	$11.3	$3.9	$(6.8)	$1.8	$(0.7)	$9.5
2013:
Allowance for doubtful accounts	$9.5	$3.6	$(4.6)	$1.6	$(0.3)	$9.8
2014:
Allowance for doubtful accounts	$9.8	$2.6	$(4.6)	$1.1	$(1.0)	$7.9

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

4.5
Fourth Supplemental Indenture, dated as of December 10, 2013 among Lennox National Account Services LLC, LGL Australia (US) Inc., Lennox International Inc., each other existing Guarantor under the Indenture, dated as of May 3, 2010, as subsequently supplemented, and U.S. Bank National Association (filed as Exhibit 4.5 to LII's Current Report on Form 10-K filed on February 13, 2014 and incorporated herein by reference).

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

10.2
Omnibus Amendment No. 3 to the Amended and Restated Receivables Purchase agreement, effective as of November 21, 2014 among LPAC Corp., as the Seller, Lennox Industries Inc., as the Master Servicer, Victory Receivables Corporation, as a Purchaser, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as Administrative Agent, a Liquidity Bank, and the BTMU Purchaser Agent, and PNC Bank, National Association, as a Liquidity Bank and the PNC Purchaser Agent (filed as Exhibit 10.1 to LII's Current Report on Form 8-K filed on November 21, 2014 and incorporated herein by reference).

10.3
Amendment to the Amended and Restated Receivables Purchase Agreement, effective as of December 15, 2014, among LPAC Corp., as the Seller, Lennox Industries Inc., as the Master Servicer, with Victory Receivables Corporation, as Purchaser, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as Administrative Agent, a Liquidity Bank and the BTMU purchaser agent, and PNC Bank, National Association, as a Liquidity Bank and the PNC purchaser agent (filed as Exhibit 10.1 to LII's Current Report on Form 8-K filed on December 15, 2014 and incorporated herein by reference).

10.4
Fifth Amended and Restated Credit Facility Agreement dated as of November 13, 2014, among Lennox International Inc., a Delaware corporation, the Lenders party thereto, and JPMorgan Chase Bank, National Association, as Administrative Agent (filed as Exhibit 10.2 to LII's Current Report on Form 8-K filed on November 13, 2014 and incorporated herein by reference).

10.5
Fixed Dollar Accelerated Share Repurchase Transaction between J.P. Morgan Securities LLC, as agent for JPMorgan Chase Bank, National Association, London Branch, and Lennox International Inc. as of October 22, 2014 (filed herein).

10.6	Fixed Dollar Accelerated Share Repurchase Transaction between Morgan Stanley & Co. LLC and Lennox International Inc. (“Issuer”) as of October 22, 2014 (filed herein).

10.7
Subsidiary Joinder Agreement dated as of December 10, 2013 signed by Lennox National Account Services LLC and LGL Australia (US) Inc. for the benefit of JPMorgan Chase Bank, National Association and the lenders under the Fourth Amended and Restated Revolving Credit Facility Agreement dated as of October 21, 2011 (filed as Exhibit 10.3 to LII's Current Report on Form 10-K filed on February 13, 2014 and incorporated herein by reference).

10.8
Amended and Restated Lease Agreement, dated as of March 22, 2013, by and between BTMU Capital Leasing & Finance, Inc., as lessor, and Lennox International Inc., as lessee (filed as Exhibit 10.1 to LII's Current Report on Form 8-K filed on March 25, 2013 and incorporated herein by reference).

10.9
Amended and Restated Participation Agreement, dated as of March 22, 2013, by and among Lennox International Inc., as lessee and BTMU Capital Leasing & Finance, Inc., as lessor (filed as Exhibit 10.2 to LII's Current Report on Form 8-K filed on March 25, 2013 and incorporated herein by reference).

10.10
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

10.11
Mutual Release executed March 13, 2013 among JPMorgan Chase Bank, National Association, Service Experts LLC and Service Experts Heating & Air Conditioning LLC (filed as Exhibit 10.3 to LII's Current Report on Form 10-K filed on February 13, 2014 and incorporated herein by reference).

10.12*	Lennox International Inc. 2010 Incentive Plan, as amended and restated (filed as Exhibit 10.1 to LII's Current Report on Form 8-K filed on May 19, 2010 and incorporated herein by reference).
10.13*	Form of Long-Term Incentive Award Agreement for U.S. Employees - Vice President and Above (for use under the 2010 Incentive Plan) (filed herewith).
10.14*
Form of Restricted Stock Unit Award Agreement for Non-Employee Directors (for use under the 2010 Incentive Plan) (filed as Exhibit 10.9 to LII's Annual Report on Form 10-K filed on February 15, 2013 as incorporated herein by reference).

10.15*
Amendment of Long-Term Incentive Award Agreements for U.S. Employees -Vice President and Above and U.S. Employees- Directors (filed as Exhibit 10.11 to LII's Current Report on Form 10-K filed on February 13, 2014 and incorporated herein by reference).

10.16*
Amended and Restated 1998 Incentive Plan of Lennox International Inc. (filed as Exhibit 10.1 to LII's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and incorporated herein by reference).

10.17*
Form of 2009 Long-Term Incentive Award Agreement for U.S. Employees of LII under the 1998 Incentive Plan of LII (filed as Exhibit 10.4 to LII's Current Report on Form 8-K filed on December 17, 2008 and incorporated herein by reference).

10.18*
Form of 2009 Long-Term Incentive Award Agreement Non-Employee Director under the 1998 Incentive Plan of LII (filed as Exhibit 10.9 to LII's Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated by reference).

10.19*
Lennox International Inc. Profit Sharing Restoration Plan, as amended and restated effective January 1, 2009 (filed as Exhibit 10.3 to LII's Current Report on Form 8-K filed on December 17, 2008 and incorporated herein by reference).

10.20*
Lennox International Inc. Supplemental Retirement Plan, as amended and restated effective January 1, 2009 (filed as Exhibit 10.2 to LII's Current Report on Form 8-K filed on December 17, 2008 and incorporated herein by reference).

10.21*
Form of Indemnification Agreement entered into between LII and certain executive officers and directors of LII (filed as Exhibit 10.15 to LII's Registration Statement on Form S-1 (Registration No. 333-75725) filed on April 6, 1999 and incorporated herein by reference).

10.22*
Form of Employment Agreement entered into between LII and certain executive officers of LII (filed as Exhibit 10.30 to LII's Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference).

10.23*
Form of Amendment to Employment Agreement entered into between LII and certain executive officers of LII (filed as Exhibit 10.2 to LII's Current Report on Form 8-K filed on December 12, 2007 and incorporated herein by reference).

10.24*
Form of Change of Control Employment Agreement entered into between LII and certain executive officers of LII (filed as Exhibit 10.1 to LII's Current Report on Form 8-K filed on July 11, 2012 and incorporated herein by reference).

10.25*
Lennox International Inc. Directors' Retirement Plan (as Amended and Restated as of January 1, 2010) (filed as Exhibit 10.1 to LII's Current Report on Form 8-K filed on December 16, 2009 and incorporated herein by reference).

10.26*
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