Form 10-Q
period 2015-06-30
LENNOX INTERNATIONAL INC
filed 2015-07-20
CIK 1069202

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
_________________________________________________
FORM 10-Q
 _________________________________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [ ]    No  [X]
As of July 16, 2015, the number of shares outstanding of the registrant’s common stock, par value $.01 per share, was 45,028,673.

LENNOX INTERNATIONAL INC.
FORM 10-Q
For the three and six months ended June 30, 2015

i

Part I - Financial Information
Item 1. Financial Statements
LENNOX INTERNATIONAL INC. AND SUBSIDIARIES Consolidated Balance Sheets

(Amounts in millions, except shares and par values)	As of June 30, 2015	As of December 31, 2014
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$47.5	$37.5
Accounts and notes receivable, net of allowances of $7.5 and $7.9 in 2015 and 2014, respectively	609.3	421.4
Inventories, net	540.7	463.3
Deferred income taxes, net	31.6	32.5
Other assets	57.6	59.3
Total current assets	1,286.7	1,014.0
Property, plant and equipment, net of accumulated depreciation of $668.7 and $654.1 in 2015 and 2014, respectively	352.1	358.6
Goodwill	204.5	209.4
Deferred income taxes	95.0	97.5
Other assets, net	88.0	84.8
Total assets	$2,026.3	$1,764.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$226.1	$226.6
Current maturities of long-term debt	16.3	24.0
Accounts payable	404.3	324.3
Accrued expenses	241.6	239.0
Income taxes payable	10.4	13.4
Total current liabilities	898.7	827.3
Long-term debt	813.2	675.0
Post-retirement benefits, other than pensions	3.4	4.5
Pensions	133.2	129.9
Other liabilities	121.5	118.6
Total liabilities	1,970.0	1,755.3
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 200,000,000 shares authorized, 87,170,197 shares issued	0.9	0.9
Additional paid-in capital	848.1	824.9
Retained earnings	1,087.3	1,022.1
Accumulated other comprehensive loss	(178.9)	(153.5)
Treasury stock, at cost, 42,149,601 shares and 42,535,126 shares in 2015 and 2014, respectively	(1,701.7)	(1,686.0)
Noncontrolling interests	0.6	0.6
Total stockholders’ equity	56.3	9.0
Total liabilities and stockholders' equity	$2,026.3	$1,764.3
The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES Consolidated Statements of Operations (Unaudited)

(Amounts in millions, except per share data)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Net sales	$992.5	$960.7	$1,678.3	$1,656.1
Cost of goods sold	709.1	698.1	1,231.9	1,225.4
Gross profit	283.4	262.6	446.4	430.7
Operating Expenses:
Selling, general and administrative expenses	152.9	148.9	286.2	284.5
Losses (gains) and other expenses, net	3.3	(1.0)	8.9	1.4
Restructuring charges	1.8	0.2	2.1	0.3
Income from equity method investments	(5.5)	(4.6)	(8.8)	(8.5)
Operational income from continuing operations	130.9	119.1	158.0	153.0
Interest expense, net	6.4	3.7	12.2	7.0
Other expense (income), net	—	—	—	—
Income from continuing operations before income taxes	124.5	115.4	145.8	146.0
Provision for income taxes	42.9	40.8	50.2	51.5
Income from continuing operations	81.6	74.6	95.6	94.5
Discontinued Operations:
Loss from discontinued operations before income taxes	(0.7)	(1.1)	(0.8)	(1.1)
Benefit from income taxes	(0.3)	(0.4)	(0.3)	(0.4)
Loss from discontinued operations	(0.4)	(0.7)	(0.5)	(0.7)
Net income	$81.2	$73.9	$95.1	$93.8

Earnings per share – Basic:
Income from continuing operations	$1.81	$1.53	$2.13	$1.93
Loss from discontinued operations	(0.01)	(0.02)	(0.01)	(0.01)
Net income	$1.80	$1.51	$2.12	$1.92
Earnings per share – Diluted:
Income from continuing operations	$1.79	$1.50	$2.10	$1.90
Loss from discontinued operations	(0.01)	(0.01)	(0.01)	(0.01)
Net income	$1.78	$1.49	$2.09	$1.89

Weighted Average Number of Shares Outstanding - Basic	45.0	48.8	44.9	48.9
Weighted Average Number of Shares Outstanding - Diluted	45.6	49.6	45.6	49.7

Cash dividends declared per share	$0.36	$0.30	$0.66	$0.54

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES Consolidated Statements of Comprehensive Income (Unaudited)

(Amounts in millions)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$81.2	$73.9	$95.1	$93.8
Other comprehensive income (loss):
Foreign currency translation adjustments	(0.2)	6.3	(27.5)	8.9
Reclassification of foreign currency translation adjustments into earnings	—	—	—	—
Net change in pension and post-retirement liabilities	(2.8)	(1.8)	(3.4)	(2.2)
Reclassification of pension and post-retirement benefit losses into earnings	2.0	1.3	4.2	2.6
Change in fair value of available-for-sale marketable equity securities	0.4	0.6	0.4	1.1
Net change in fair value of cash flow hedges	(2.3)	3.0	(4.4)	(4.0)
Reclassification of cash flow hedge losses into earnings	2.8	2.8	6.2	3.9
Other comprehensive income (loss) before income taxes	(0.1)	12.2	(24.5)	10.3
Income tax (expense) benefit	(0.1)	(2.0)	(0.9)	(0.1)
Other comprehensive income (loss), net of tax	(0.2)	10.2	(25.4)	10.2
Comprehensive income	$81.0	$84.1	$69.7	$104.0
The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (Unaudited)

(Amounts in millions)	For the Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$95.1	$93.8
Net loss from discontinued operations	0.5	0.7
Adjustments to reconcile net income to net cash used in operating activities:
Income from equity method investments	(8.8)	(8.5)
Dividends from affiliates	3.4	1.7
Restructuring expenses, net of cash paid	1.2	—
Provision for bad debts	1.6	1.3
Unrealized losses on derivative contracts	0.3	(0.1)
Stock-based compensation expense	10.8	10.7
Depreciation and amortization	30.6	30.0
Deferred income taxes	(0.9)	0.6
Other items, net	0.2	0.3
Changes in assets and liabilities, net of effects of divestitures:
Accounts and notes receivable	(199.2)	(168.2)
Inventories	(85.3)	(133.0)
Other current assets	(0.1)	(4.2)
Accounts payable	87.3	114.3
Accrued expenses	6.7	3.4
Income taxes payable and receivable	(1.4)	(6.0)
Other	6.2	(9.5)
Net cash used in discontinued operations	(0.5)	(0.7)
Net cash used in operating activities	(52.3)	(73.4)
Cash flows from investing activities:
Purchases of property, plant and equipment	(33.0)	(41.2)
Net cash used in investing activities	(33.0)	(41.2)
Cash flows from financing activities:
Short-term borrowings, net	0.4	(0.6)
Asset securitization borrowings	40.0	20.0
Asset securitization payments	(40.0)	—
Long-term debt payments	(23.0)	(0.9)
Borrowings from credit facility	999.0	1,018.5
Payments on credit facility	(845.5)	(832.5)
Proceeds from employee stock purchases	1.1	1.0
Repurchases of common stock	—	(50.0)
Repurchases of common stock to satisfy employee withholding tax obligations	(21.8)	(10.8)
Excess tax benefits related to share-based payments	17.3	4.0
Cash dividends paid	(26.9)	(23.6)
Net cash provided by financing activities	100.6	125.1
Increase (decrease) in cash and cash equivalents	15.3	10.5
Effect of exchange rates on cash and cash equivalents	(5.3)	1.1
Cash and cash equivalents, beginning of period	37.5	38.0
Cash and cash equivalents, end of period	$47.5	$49.6

Supplemental disclosures of cash flow information:
Interest paid	$12.3	$7.8
Income taxes paid (net of refunds)	$34.4	$52.3
The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. General:

References in this Quarterly Report on Form 10-Q to "we," "our," "us," "LII," or the "Company" refer to Lennox International Inc. and its subsidiaries, unless the context requires otherwise.

Basis of Presentation

The accompanying unaudited Consolidated Balance Sheet as of June 30, 2015, the accompanying unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014, the accompanying unaudited Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015 and 2014, and the accompanying unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014 should be read in conjunction with our audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2014. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The accompanying consolidated financial statements contain all material adjustments, consisting principally of normal recurring adjustments, necessary for a fair presentation of our financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to applicable rules and regulations, although we believe that the disclosures herein are adequate to make the information presented not misleading. The operating results for the interim periods are not necessarily indicative of the results that may be expected for a full year.

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

Reclassifications

Certain amounts have been reclassified from the prior year presentation to conform to the current year presentation.

2. Inventories:

The components of inventories are as follows (in millions):

	As of June 30, 2015	As of December 31, 2014
Finished goods	$403.2	$338.2
Work in process	9.2	8.1
Raw materials and parts	194.4	182.6
Subtotal	606.8	528.9
Excess of current cost over last-in, first-out cost	(66.1)	(65.6)
Total inventories, net	$540.7	$463.3

3. Goodwill:
The changes in the carrying amount of goodwill for the first six months of 2015, in total and by segment, are summarized in the table below (in millions):

	Balance at December 31, 2014	Acquisitions / (Dispositions)	Other (1)	Balance at June 30, 2015
Residential Heating & Cooling	$26.1	$—	$—	$26.1
Commercial Heating & Cooling	62.3	—	(1.2)	61.1
Refrigeration	121.0	—	(3.7)	117.3
Total Goodwill	$209.4	$—	$(4.9)	$204.5
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

Cash Flow Hedges

We have commodity futures contracts designated as cash flow hedges that are scheduled to mature through December 2016. Unrealized gains or losses from our cash flow hedges are included in accumulated other comprehensive loss (“AOCL”) and are expected to be reclassified into earnings within the next 18 months based on the prices of the commodities at the settlement dates. We recorded the following amounts in AOCL related to our cash flow hedges (in millions):

	As of June 30, 2015	As of December 31, 2014
Unrealized losses on unsettled futures contracts	$5.3	$7.2
Income tax benefit	(1.9)	(2.6)
Losses included in AOCL, net of tax (1)	$3.4	$4.6
(1) Assuming commodity prices remain constant, we expect to reclassify $3.2 million of derivative losses into earnings within the next 12 months.

We had the following outstanding commodity futures contracts designated as cash flow hedges (in millions of pounds):

	As of June 30, 2015	As of December 31, 2014
Copper	20.2	29.4

Derivatives not Designated as Cash Flow Hedges

For commodity derivatives not designated as cash flow hedges, we follow the same hedging strategy as derivatives designated as cash flow hedges, except that we elect not to designate them as cash flow hedges at the inception of the arrangement. We had the following outstanding commodity futures contracts not designated as cash flow hedges (in millions of pounds):

	As of June 30, 2015	As of December 31, 2014
Copper	2.2	2.9
Aluminum	2.2	2.2
We also had the following outstanding foreign currency forward contracts not designated as cash flow hedges (in millions):

	As of June 30, 2015	As of December 31, 2014
Notional Amounts (in local currency):
Brazilian Real	1.6	8.7
Mexican Peso	23.3	229.7
United States Dollar	7.6	4.5
Euro	4.3	3.6
Polish Zloty	17.7	30.6
Russian Ruble	45.1	80.8

Information about the Locations and Amounts of Derivative Instruments

The following tables provide the locations and amounts of derivative fair values in the Consolidated Balance Sheets and derivative gains and losses in the Consolidated Statements of Operations (in millions):

	Fair Values of Derivative Instruments (1)
	Derivatives Designated as Hedging Instruments		Derivatives Not Designated as Hedging Instruments
	As of June 30, 2015	As of December 31, 2014	As of June 30, 2015	As of December 31, 2014
Current Assets:
Other Assets
Commodity futures contracts	$—	$—	$—	$—
Foreign currency forward contracts	—	—	0.2	0.3
Non-Current Assets:
Other Assets, net
Commodity futures contracts	—	—	—	—
Total Assets	$—	$—	$0.2	$0.3
Current Liabilities:
Accrued Expenses
Commodity futures contracts	$5.1	$6.7	$0.8	$0.7
Foreign currency forward contracts	—	—	0.1	—
Non-Current Liabilities:
Other Liabilities
Commodity futures contracts	0.2	0.5	—	0.1
Total Liabilities	$5.3	$7.2	$0.9	$0.8
 (1) All derivative instruments are classified as Level 2 within the fair value hierarchy. See Note 16 for more information.

Derivatives Designated as Cash Flow Hedges	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Amount of Loss reclassified from AOCL into Income (Effective Portion) (1)	$2.8	$2.8	$6.2	$3.9
Amount of Loss (Gain) recognized in Net income (Ineffective Portion) (2)	$—	$(0.1)	$—	$0.1

Derivatives Not Designated as Hedging Instruments	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Amount of Loss (Gain) Recognized in Net Income:
Commodity futures contracts (2)	$0.4	$(0.4)	$0.8	$0.3
Foreign currency forward contracts (2)	—	—	0.2	0.1
	$0.4	$(0.4)	$1.0	$0.4
(1) The loss was recorded in Cost of goods sold in the accompanying Consolidated Statements of Operations.
(2) The loss (gain) was recorded in Losses (gains) and other expenses, net in the accompanying Consolidated Statements of Operations.

5. Income Taxes:

As of June 30, 2015, we had approximately $1.6 million in total gross unrecognized tax benefits. Of this amount, $1.2 million (net of federal benefit on state issues), if recognized, would be recorded through the Consolidated Statement of Operations. As of June 30, 2015, we had approximately $0.2 million (net of federal tax benefits) in interest and penalties recognized in income tax expense in accordance with FASB Accounting Standards Codification ("ASC") Topic 740.

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

Since January 1, 2015, numerous states, including Connecticut, North Dakota, Tennessee and Texas, have enacted legislation effective for tax years beginning on or after January 1, 2015, including changes to rates, apportionment methodologies and unitary reporting requirements. The impact of these changes is immaterial.

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

Liabilities for estimated product warranty costs related to continuing operations are included in the following captions on the accompanying Consolidated Balance Sheets (in millions):

	As of June 30, 2015	As of December 31, 2014
Accrued expenses	$26.6	$27.3
Other liabilities	63.3	59.9
Total warranty liability	$89.9	$87.2
The changes in product warranty liabilities related to continuing operations for the six months ended June 30, 2015 were as follows (in millions):

Total warranty liability as of December 31, 2014	$87.2
Warranty claims paid	(11.0)
Changes resulting from issuance of new warranties	16.9
Changes in estimates associated with pre-existing liabilities	(2.3)
Changes in foreign currency translation rates and other	(0.9)
Total warranty liability as of June 30, 2015	$89.9

We have incurred, and will likely continue to incur, product costs not covered by insurance or our suppliers’ warranties.   Also, to satisfy our customers and protect our brands, we have repaired or replaced installed products experiencing quality-related issues, and will likely continue such repairs and replacements.   We currently estimate our probable remaining liability for a supplier quality issue within a range of $1.7 million and $5 million; accordingly, we have accrued a $1.7 million liability in Accrued expenses on the Consolidated Balance Sheet because all amounts in that range were equally likely. The supplier has agreed to reimburse our costs related to this liability; accordingly, we have also recorded a receivable of $2.3 million in Other assets on the Consolidated Balance Sheet, which includes amounts incurred by the Company but not yet reimbursed by the supplier.  If additional costs are incurred, we expect the supplier will also reimburse those costs. The$1.7 million accrual is not included in the estimated warranty liabilities tables immediately above.

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

Some of these claims and lawsuits allege personal injury or health problems resulting from exposure to asbestos that was integrated into certain of our products. We have never manufactured asbestos and have not incorporated asbestos-containing components into our products for several decades. A substantial majority of asbestos-related claims have been covered by insurance or other forms of indemnity or have been dismissed without payment. The remainder of our closed cases have been resolved for amounts that are not material, individually or in the aggregate. Our defense costs for asbestos-related claims are generally covered by insurance; however, our insurance coverage for settlements and judgments for asbestos-related claims vary depending on several factors and are subject to policy limits. As a result, we may have greater financial exposure for future settlements and judgments. For the six months ended June 30, 2015, and 2014, expense for asbestos-related litigation was $0.4 million, and $0.6 million, net of insurance recoveries, respectively.

We are the defendant in an attempted class action lawsuit alleging evaporator coils in our residential air conditioning products are susceptible to a type of corrosion that can result in coil leaks.  We dispute the allegations in the lawsuit.  We have reached tentative settlement terms, preliminarily approved by the court, and recorded a liability of $2.4 million in Accrued expenses on the Consolidated Balance Sheet. Any additional liability resulting from the proposed settlement is not currently reasonably estimable, but we do not expect the proposed settlement to have a material adverse effect on our financial condition or results of operations.

A lawsuit related to a vendor-supplied product quality issue settled for a lower amount than expected; accordingly, the Company reversed the $1.2 million excess portion of the loss contingency reserve. The Company also discovered it underpaid contractor taxes at one of its non-U.S. subsidiaries; accordingly, the Company recorded a loss contingency reserve in the amount of $1.6 million which represents the current estimate of the amount owed. These items were recorded in "Losses (gains) and other expenses, net" on the Consolidated Statements of Operations.

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

7. Lines of Credit and Financing Arrangements:

The following table summarizes our outstanding debt obligations and their classification in the accompanying Consolidated Balance Sheets (in millions):

	As of June 30, 2015	As of December 31, 2014
Short-Term Debt:
Asset Securitization Program	$220.0	$220.0
Foreign obligations	6.1	6.6
Total short-term debt	$226.1	$226.6
Current maturities of long-term debt:
Capital lease obligations	$1.3	$1.5
Domestic credit facility	15.0	22.5
Total current maturities of long-term debt	$16.3	$24.0
Long-Term Debt:
Capital lease obligations	$15.2	$15.5
Domestic credit facility	598.0	459.5
Senior unsecured notes	200.0	200.0
Total long-term debt	$813.2	$675.0
Total debt	$1,055.6	$925.6

Short-Term Debt

Foreign Obligations

Through several of our foreign subsidiaries, we have facilities available to assist in financing seasonal borrowing needs for our foreign locations. We had $6.1 million and $6.6 million of foreign obligations as of June 30, 2015 and December 31, 2014, respectively, that were primarily borrowings under non-committed facilities. Proceeds on these facilities were $32.4 million and $23.6 million during the six months ended June 30, 2015 and 2014, respectively. Repayments on the facilities were $32.1 million and $24.2 million and during the six months ended June 30, 2015 and 2014, respectively.

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

The ASP provides for a maximum securitization amount ranging from $180.0 million to $220.0 million, depending on the period. The maximum capacity under the ASP is the lesser of the maximum securitization amount or 100% of the net pool balance less allowances, as defined by the ASP. Eligibility for securitization is limited based on the amount and quality of the qualifying accounts receivable and is calculated monthly. The eligible amounts available and beneficial interests sold were as follows (in millions):

	As of June 30, 2015	As of December 31, 2014
Eligible amount available under the ASP on qualified accounts receivable	$220.0	$220.0
Beneficial interest sold	220.0	220.0
Remaining amount available	$—	$—
We pay certain discount fees to use the ASP and to have the facility available to us. These fees relate to both the used and unused portions of the securitization. The used fee is based on the beneficial interest sold and calculated on the average LIBOR rate or floating commercial paper rate determined by the purchaser of the beneficial interest, plus a program fee of 0.60%. The average rate for June 30, 2015 and December 31, 2014 was 0.80% and 0.79% respectively. The unused fee is based on 101% of the maximum available amount less the beneficial interest sold and is calculated at a 0.30% fixed rate throughout the term of the agreement. In addition, a 0.05% unused fee is charged on incremental available amounts above $180 million during certain months of the year. We recorded these fees in Interest expense, net in the accompanying Consolidated Statements of Operations.

The ASP contains certain restrictive covenants relating to the quality of our accounts receivable and certain cross-default provisions with our Fifth Amended and Restated Credit Facility Agreement ("Domestic Credit Facility"), senior unsecured notes and any other indebtedness we may have over $75.0 million. The administrative agent under the ASP is also a participant in our Domestic Credit Facility. The participating financial institutions have investment grade credit ratings. We continue to evaluate their credit ratings and have no reason to believe they will not perform under the ASP. As of June 30, 2015, we were in compliance with all covenant requirements.

Long-Term Debt

Domestic Credit Facility

On November 13, 2014, we replaced our $650 million Domestic Revolving Credit Facility with a $950 million Domestic Credit Facility, which consisted of a $650 million revolving credit facility and a $300 million term loan and matures in November 2019 (the "Maturity Date"). Under our Domestic Credit Facility, we had outstanding borrowings of $613.0 million, of which $277.5 million was the term loan balance, as well as $24.7 million committed to standby letters of credit as of June 30, 2015. Subject to covenant limitations, $289.8 million was available for future borrowings. The unsecured term loan also matures on the Maturity

Date and requires quarterly principal repayments of $7.5 million. We paid $22.5 million in principal payments in June 2015 for the term loan, which represents the required principal payments for the remainder of 2015. The revolving credit facility allows up to $150 million of letters of credit to be issued and also includes a subfacility for swingline loans of up to $65 million. Additionally, at our request and subject to certain conditions, the commitments under the Domestic Credit Facility may be increased by a maximum of $350 million as long as existing or new lenders agree to provide such additional commitments.

Our weighted average borrowing rate on the facility was as follows:

	As of June 30, 2015	As of December 31, 2014
Weighted average borrowing rate	1.92%	1.88%
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

Each of our major debt agreements contains provisions by which a default under one agreement causes a default in the others (a "cross default"). If a cross default under the Domestic Credit Facility, our senior unsecured notes, the Lake Park Renewal (recorded as an operating lease), or our ASP were to occur, it could have a wider impact on our liquidity than might otherwise occur from a default of a single debt instrument or lease commitment. If any event of default occurs and is continuing, lenders with a majority of the aggregate commitments may require the administrative agent to terminate our right to borrow under our Domestic Credit Facility and accelerate amounts due under our Domestic Credit Facility (except for a bankruptcy event of default, in which case such amounts will automatically become due and payable and the lenders’ commitments will automatically terminate). As of June 30, 2015, we were in compliance with all covenant requirements.

Senior Unsecured Notes

We issued $200.0 million of senior unsecured notes in May 2010 through a public offering. Interest is paid semiannually on May 15 and November 15 at a fixed interest rate of 4.90% per annum. These notes mature on May 15, 2017. The notes are guaranteed, on a senior unsecured basis, by each of our domestic subsidiaries that guarantee payment by us of any indebtedness under our Domestic Credit Facility. The indenture governing the notes contains covenants that, among other things, limit our ability and the ability of the subsidiary guarantors to: create or incur certain liens; enter into certain sale and leaseback transactions; enter into certain mergers, consolidations and transfers of substantially all of our assets; and transfer certain properties. The indenture also contains a cross default provision which is triggered if we default on other debt of at least $75.0 million in principal which is then accelerated, and such acceleration is not rescinded within 30 days of the notice date. As of June 30, 2015, we were in compliance with all covenant requirements.

8. Pension and Post-retirement Benefit Plans:

The components of net periodic benefit cost were as follows (in millions):

	For the Three Months Ended June 30,
	2015	2014	2015	2014
	Pension Benefits		Other Benefits
Service cost	$1.2	$1.1	$—	$—
Interest cost	4.3	4.4	0.1	0.1
Expected return on plan assets	(5.4)	(5.7)	—	—
Amortization of prior service cost	—	0.1	(0.8)	(0.8)
Recognized actuarial loss	2.4	1.6	0.4	0.4
Settlements and curtailments	0.1	—	—	—
Net periodic benefit cost (1)	$2.6	$1.5	$(0.3)	$(0.3)

	For the Six Months Ended June 30,
	2015	2014	2015	2014
	Pension Benefits		Other Benefits
Service cost	$2.3	$2.2	$—	$—
Interest cost	8.6	8.8	0.1	0.1
Expected return on plan assets	(10.7)	(11.3)	—	—
Amortization of prior service cost	0.1	0.2	(1.5)	(1.5)
Recognized actuarial loss	4.8	3.2	0.8	0.7
Settlements and curtailments	0.4	—	—	—
Net periodic benefit cost (1)	$5.5	$3.1	$(0.6)	$(0.7)
(1) All net periodic benefit cost for the three and six months ended June 30, 2015 and 2014 related to continuing operations.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Stock-based compensation expense (1)	$7.3	$6.9	$10.8	$10.7
(1) All expense was recorded in our Corporate and other business segment.

10. Stock Repurchases:

Our Board of Directors has authorized a total of $1.4 billion towards the repurchase of shares of our common stock (collectively referred to as the "Share Repurchase Plans"). The Share Repurchase Plans authorize open market repurchase transactions and do not have an expiration date. There were no additional share repurchase authorizations in the first six months of 2015. As of June 30, 2015, $396.0 million of shares may yet be repurchased under the Share Repurchase Plans.

We also repurchased 0.2 million shares for $21.8 million for the six months ended June 30, 2015 from employees who surrendered their shares to satisfy minimum tax withholding obligations upon the exercise of long-term incentive awards.

11. Comprehensive Income:

The following table provides information on items not reclassified in their entirety from AOCL to Net income in the accompanying Consolidated Statements of Operations (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Affected Line Item(s) in the Consolidated Statements of Operations
	2015	2014	2015	2014
(Losses)/Gains on cash flow hedges:
Commodity futures contracts	$(2.8)	$(2.8)	$(6.2)	$(3.9)	Cost of goods sold
Income tax benefit	1.0	1.0	2.3	1.4	Provision for income taxes
Net of tax	$(1.8)	$(1.8)	$(3.9)	$(2.5)

Defined Benefit Plan items:
Pension and post-retirement benefit costs	$(2)	$(1.3)	$(4.2)	$(2.6)	Cost of goods sold; Selling, general and administrative expenses
Income tax benefit	0.8	0.5	1.5	1.0	Provision for income taxes
Net of tax	$(1.2)	$(0.8)	$(2.7)	$(1.6)

Total reclassifications from AOCL	$(3)	$(2.6)	$(6.6)	$(4.1)

The following table provides information on changes in AOCL, by component (net of tax), for the six months ended June 30, 2015 (in millions):

	Gains (Losses) on Cash Flow Hedges	Unrealized Gains on Available-for-Sale Securities	Defined Benefit Pension Plan Items	Foreign Currency Translation Adjustments	Total AOCL
AOCL as of December 31, 2014	$(4.6)	$3.2	$(149.4)	$(2.7)	$(153.5)
Other comprehensive (loss) income before reclassifications	(2.6)	0.4	(2.3)	(27.5)	(32.0)
Amounts reclassified from AOCL	3.9	—	2.7	—	6.6
Net other comprehensive (loss) income	1.3	0.4	0.4	(27.5)	(25.4)
AOCL as of June 30, 2015	$(3.3)	$3.6	$(149.0)	$(30.2)	$(178.9)

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

Restructuring Activities in 2015

Information regarding the restructuring charges for all ongoing activities are presented in the following table (in millions):

	Charges Incurred in 2015	Charges Incurred to Date	Total Charges Expected to be Incurred
Severance and related expense	$1.8	$8.7	$8.7
Asset write-offs and accelerated depreciation	0.1	2.0	2.0
Equipment moves	—	—	—
Lease termination	—	—	0.1
Other	0.2	2.0	2.3
Total restructuring charges	$2.1	$12.7	$13.1
While restructuring charges are excluded from our calculation of segment profit (loss), the table below presents the restructuring charges associated with each segment (in millions):

	Charges Incurred in 2015	Charges Incurred to Date	Total Charges Expected to be Incurred
Residential Heating & Cooling	$0.1	$1.6	$1.6
Commercial Heating & Cooling	—	0.9	0.9
Refrigeration	2.0	10.2	10.6
Corporate & Other	—	—	—
Total restructuring charges	$2.1	$12.7	$13.1
Restructuring accruals are included in Accrued expenses in the accompanying Consolidated Balance Sheets. The table below details the activity in 2015 within the restructuring accruals (in millions):

	Balance as of December 31, 2014	Charged to Earnings	Cash Utilization	Non-Cash Utilization and Other	Balance as of June 30, 2015
Severance and related expense	$1.5	$1.8	$(0.6)	$—	$2.7
Asset write-offs and accelerated depreciation	—	0.1	(0.1)	—	—
Equipment moves	0.1	—	(0.1)	—	—
Lease termination	—	—	—	—	—
Other	—	0.2	(0.1)	(0.1)	—
Total restructuring accruals	$1.6	$2.1	$(0.9)	$(0.1)	$2.7

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

There were no assets and liabilities related to the Service Experts or Hearth businesses included in the accompanying Consolidated Balance Sheets as of June 30, 2015 or December 31, 2014, except for insurance casualty loss reserves which we retained after the respective transactions. The gains and losses on the sale of these businesses and their operating results for all periods are presented in Discontinued Operations in the accompanying Consolidated Statements of Operations. The following table provides a summary of net trade sales, pre-tax operating income (loss) and other supplemental information related to discontinued operations (in millions):

	Service Experts
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Net trade sales (1)	$—	$—	$—	$—
Pre-tax operating income (loss) (1)	(0.8)	1.2	(0.8)	1.1
Gain (loss) on sale of business	—	—	—	—

(1) Excludes eliminations of intercompany sales and any associated profit

	Hearth
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Net trade sales (1)	$—	$—	$—	$—
Pre-tax operating income (loss) (1)	0.1	(2.3)	—	(2.2)
Gain (loss) on sale of business	—	—	—	—
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

The computations of basic and diluted earnings per share for Net income were as follows (in millions, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$81.2	$73.9	$95.1	$93.8
Add: Loss from discontinued operations	0.4	0.7	0.5	0.7
Income from continuing operations	$81.6	$74.6	$95.6	$94.5

Weighted-average shares outstanding – basic	45.0	48.8	44.9	48.9
Add: Potential effect of dilutive securities attributable to stock-based payments	0.6	0.8	0.7	0.8
Weighted-average shares outstanding – diluted	45.6	49.6	45.6	49.7

Earnings per share – Basic:
Income from continuing operations	$1.81	$1.53	$2.13	$1.93
Loss from discontinued operations	(0.01)	(0.02)	(0.01)	(0.01)
Net income	$1.80	$1.51	$2.12	$1.92

Earnings per share – Diluted:
Income from continuing operations	$1.79	$1.50	$2.10	$1.90
Loss from discontinued operations	(0.01)	(0.01)	(0.01)	(0.01)
Net income	$1.78	$1.49	$2.09	$1.89

The following stock appreciation rights were outstanding but not included in the diluted earnings per share calculation because the assumed exercise of such rights would have been anti-dilutive (in millions, except for per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Weighted-average number of shares	0.2	0.3	0.2	0.3
Price range per share	$92.64	$81.11 - $81.14	$92.64	$81.11 - $81.14

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

As they arise, transactions between segments are recorded on an arm’s-length basis using the relevant market prices. Any intercompany sales and associated profit (and any other intercompany items) are eliminated from segment results. There were no significant intercompany eliminations for the periods presented.

Segment Data

Net sales and segment profit (loss) for each segment, along with a reconciliation of segment profit (loss) to Income from continuing operations before income taxes, are shown below (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Net sales
Residential Heating & Cooling	$555.1	$527.7	$917.7	$869.8
Commercial Heating & Cooling	253.6	241.0	413.5	414.0
Refrigeration	183.8	192.0	347.1	372.3
	$992.5	$960.7	$1,678.3	$1,656.1

Segment profit (loss) (1)
Residential Heating & Cooling	$99.9	$85.0	$131.2	$109.4
Commercial Heating & Cooling	43.0	39.0	50.7	49.2
Refrigeration	13.3	13.7	17.2	25.8
Corporate and other	(22.0)	(19.2)	(33.7)	(30.6)
Subtotal that includes segment profit and eliminations	134.2	118.5	165.4	153.8
Reconciliation to Income from continuing operations before income taxes:
Special product quality adjustments	(1.1)	(0.4)	(1.4)	(0.3)
Items in Losses (gains) and other expenses, net that are excluded from segment profit (loss) (1)	2.6	(0.4)	6.7	0.8
Restructuring charges	1.8	0.2	2.1	0.3
Interest expense, net	6.4	3.7	12.2	7.0
Other expense (income), net	—	—	—	—
Income from continuing operations before income taxes	$124.5	$115.4	$145.8	$146.0
(1) The Company defines segment profit and loss as a segment's income or loss from continuing operations before income taxes included in the accompanying Consolidated Statements of Operations, excluding:

•	Special product quality adjustments;

•	The following items in Losses (gains) and other expenses, net:

◦	Net change in unrealized gains and/or losses on unsettled futures contracts,

◦	Special legal contingency charges,

◦	Asbestos-related litigation,

◦	Contractor tax payments,

◦	Environmental liabilities, and

◦	Other items, net;

•	Restructuring charges;

•	Goodwill, long-lived asset, and equity method investment impairments;

•	Interest expense, net;

•	Special inventory write down; and

•	Other expense, net.

Total Assets by Segment

Except for the seasonal increase in total assets across all reportable segments, there have not been any material changes in the composition of total assets by segment since December 31, 2014.

16. Fair Value Measurements:

Fair Value Hierarchy
The methodologies used to determine the fair value of our financial assets and liabilities at June 30, 2015 were the same as those used at December 31, 2014.

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

	As of June 30, 2015	As of December 31, 2014
Investment in marketable equity securities	$5.7	$5.3

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

	As of June 30, 2015	As of December 31, 2014
Senior unsecured notes	$209.8	$210.6

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

The condensed consolidating financial statements reflect the investments in subsidiaries of the Company using the equity method of accounting. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. Condensed consolidating financial statements of the Company, its Guarantor Subsidiaries and Non-Guarantor Subsidiaries as of June 30, 2015 and December 31, 2014 and for the three and six months ended June 30, 2015 and 2014 are shown on the following pages.

Lennox International Inc. and Subsidiaries
Condensed Consolidating Balance Sheets
As of June 30, 2015

(Amounts in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$1.7	$21.7	$24.1	$—	$47.5
Accounts and notes receivable, net	—	39.8	569.5	—	609.3
Inventories, net	—	419.1	129.4	(7.8)	540.7
Deferred income taxes, net	1.9	27.4	7.4	(5.1)	31.6
Other assets	3.4	48.0	64.8	(58.6)	57.6
Total current assets	7.0	556.0	795.2	(71.5)	1,286.7
Property, plant and equipment, net	—	269.4	82.7	—	352.1
Goodwill	—	140.4	64.1	—	204.5
Investment in subsidiaries	1,054.6	473.9	(0.6)	(1,527.9)	—
Deferred income taxes	1.4	88.8	14.4	(9.6)	95.0
Other assets, net	4.7	60.2	24.6	(1.5)	88.0
Intercompany receivables (payables), net	(178.3)	178.1	0.2	—	—
Total assets	$889.4	$1,766.8	$980.6	$(1,610.5)	$2,026.3
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$—	$226.1	$—	$226.1
Current maturities of long-term debt	15.0	1.1	0.2	—	16.3
Accounts payable	16.2	317.0	71.1	—	404.3
Accrued expenses	7.6	176.1	57.9	—	241.6
Income taxes payable	(4.7)	57.9	23.9	(66.7)	10.4
Total current liabilities	34.1	552.1	379.2	(66.7)	898.7
Long-term debt	798.1	15.0	0.1	—	813.2
Post-retirement benefits, other than pensions	—	3.4	—	—	3.4
Pensions	—	121.6	11.6	—	133.2
Other liabilities	0.9	122.9	10.6	(12.9)	121.5
Total liabilities	833.1	815.0	401.5	(79.6)	1,970.0
Commitments and contingencies
Total stockholders' equity	56.3	951.8	579.1	(1,530.9)	56.3
Total liabilities and stockholders' equity	$889.4	$1,766.8	$980.6	$(1,610.5)	$2,026.3

Lennox International Inc. and Subsidiaries
Condensed Consolidating Balance Sheets
As of December 31, 2014

(Amounts in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$1.0	$11.5	$25.0	$—	$37.5
Accounts and notes receivable, net	—	12.3	409.1	—	421.4
Inventories, net	—	350.6	119.7	(7.0)	463.3
Deferred income taxes, net	2.8	27.3	7.4	(5.0)	32.5
Other assets	3.6	45.7	67.2	(57.2)	59.3
Total current assets	7.4	447.4	628.4	(69.2)	1,014.0
Property, plant and equipment, net	—	269.0	89.6	—	358.6
Goodwill	—	140.4	69.0	—	209.4
Investment in subsidiaries	978.1	263.5	(0.6)	(1,241.0)	—
Deferred income taxes	0.5	90.8	15.8	(9.6)	97.5
Other assets, net	5.2	61.0	20.1	(1.5)	84.8
Intercompany receivables (payables), net	(280.4)	302.4	(22.0)	—	—
Total assets	$710.8	$1,574.5	$800.3	$(1,321.3)	$1,764.3
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$—	$226.6	$—	$226.6
Current maturities of long-term debt	22.5	1.2	0.3	—	24.0
Accounts payable	13.4	237.8	73.1	—	324.3
Accrued expenses	9.0	175.5	54.5	—	239.0
Income taxes payable	(3.7)	34.7	47.5	(65.1)	13.4
Total current liabilities	41.2	449.2	402.0	(65.1)	827.3
Long-term debt	659.5	15.3	0.2	—	675.0
Post-retirement benefits, other than pensions	—	4.5	—	—	4.5
Pensions	—	117.6	12.3	—	129.9
Other liabilities	1.1	118.7	11.7	(12.9)	118.6
Total liabilities	701.8	705.3	426.2	(78.0)	1,755.3
Commitments and contingencies
Total stockholders' equity	9.0	869.2	374.1	(1,243.3)	9.0
Total liabilities and stockholders' equity	$710.8	$1,574.5	$800.3	$(1,321.3)	$1,764.3

Lennox International Inc. and Subsidiaries
Condensed Consolidating Statements of Operations and Comprehensive Income
For the Three Months Ended June 30, 2015

(Amounts in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$864.6	$181.7	$(53.8)	$992.5
Cost of goods sold	—	617.2	145.1	(53.2)	709.1
Gross profit	—	247.4	36.6	(0.6)	283.4
Operating expenses:
Selling, general and administrative expenses	—	130.1	22.8	—	152.9
Losses (gains) and other expenses, net	0.4	1.1	1.8	—	3.3
Restructuring charges	—	(0.5)	2.3	—	1.8
Income from equity method investments	(85.6)	0.2	(4.5)	84.4	(5.5)
Operational income from continuing operations	85.2	116.5	14.2	(85.0)	130.9
Interest expense, net	6.2	(0.6)	0.8	—	6.4
Other expense, net	—	—	—	—	—
Income from continuing operations before income taxes	79.0	117.1	13.4	(85.0)	124.5
Provision for income taxes	(2.2)	40.4	5.0	(0.3)	42.9
Income from continuing operations	81.2	76.7	8.4	(84.7)	81.6
Loss from discontinued operations	—	—	(0.4)	—	(0.4)
Net income	$81.2	$76.7	$8.0	$(84.7)	$81.2
Other comprehensive income (loss), net of tax	0.3	(1.3)	0.5	0.3	(0.2)
Comprehensive income	$81.5	$75.4	$8.5	$(84.4)	$81.0

Lennox International Inc. and Subsidiaries
Condensed Consolidating Statements of Operations and Comprehensive Income
For the Six Months Ended June 30, 2015

(Amounts in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$1,440.7	$335.5	$(97.9)	$1,678.3
Cost of goods sold	—	1,060.8	268.0	(96.9)	1,231.9
Gross profit	—	379.9	67.5	(1.0)	446.4
Operating expenses:
Selling, general and administrative expenses	—	238.0	48.2	—	286.2
Losses (gains) and other expenses, net	0.5	5.0	3.5	(0.1)	8.9
Restructuring charges	—	(0.4)	2.5	—	2.1
Income from equity method investments	(103.1)	2.6	(7.3)	99.0	(8.8)
Operational income from continuing operations	102.6	134.7	20.6	(99.9)	158.0
Interest expense, net	11.7	(1.1)	1.6	—	12.2
Other expense, net	—	—	—	—	—
Income from continuing operations before income taxes	90.9	135.8	19.0	(99.9)	145.8
Provision for income taxes	(4.2)	48.2	6.6	(0.4)	50.2
Income from continuing operations	95.1	87.6	12.4	(99.5)	95.6
Loss from discontinued operations	—	—	(0.5)	—	(0.5)
Net income	$95.1	$87.6	$11.9	$(99.5)	$95.1
Other comprehensive income (loss), net of tax	1.3	(5.2)	(20.1)	(1.4)	(25.4)
Comprehensive income	$96.4	$82.4	$(8.2)	$(100.9)	$69.7

Lennox International Inc. and Subsidiaries
Condensed Consolidating Statements of Operations and Comprehensive Income
For the Three Months Ended June 30, 2014

(Amounts in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$793.6	$210.4	$(43.3)	$960.7
Cost of goods sold	—	583.0	157.0	(41.9)	698.1
Gross profit	—	210.6	53.4	(1.4)	262.6
Operating expenses:
Selling, general and administrative expenses	—	131.2	17.7	—	148.9
Losses (gains) and other expenses, net	(1.1)	0.3	(0.2)	—	(1.0)
Restructuring charges	—	0.1	0.1	—	0.2
Income from equity method investments	(75.5)	(12.1)	(4.0)	87.0	(4.6)
Operational income from continuing operations	76.6	91.1	39.8	(88.4)	119.1
Interest expense, net	3.5	(0.9)	1.1	—	3.7
Other expense, net	—	—	—	—	—
Income from continuing operations before income taxes	73.1	92.0	38.7	(88.4)	115.4
Provision for income taxes	(0.8)	28.1	13.9	(0.4)	40.8
Income from continuing operations	73.9	63.9	24.8	(88.0)	74.6
Loss from discontinued operations	—	—	(0.7)	—	(0.7)
Net income	$73.9	$63.9	$24.1	$(88.0)	$73.9
Other comprehensive income, net of tax	10.2	1.6	4.1	(5.7)	10.2
Comprehensive income	$84.1	$65.5	$28.2	$(93.7)	$84.1

Lennox International Inc. and Subsidiaries
Condensed Consolidating Statements of Operations and Comprehensive Income
For the Six Months Ended June 30, 2014

(Amounts in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$1,352.8	$393.0	$(89.7)	$1,656.1
Cost of goods sold	—	1,016.3	296.4	(87.3)	1,225.4
Gross profit	—	336.5	96.6	(2.4)	430.7
Operating expenses:
Selling, general and administrative expenses	—	235.5	49.0	—	284.5
Losses and other expenses, net	(0.2)	1.1	0.5		1.4
Restructuring charges	—	0.1	0.2	—	0.3
Income from equity method investments	(97.9)	(14.6)	(7.1)	111.1	(8.5)
Operational income from continuing operations	98.1	114.4	54.0	(113.5)	153.0
Interest expense, net	6.5	(1.5)	2.0	—	7.0
Other expense, net	—	—	—	—	—
Income from continuing operations before income taxes	91.6	115.9	52.0	(113.5)	146.0
Provision for income taxes	(2.2)	35.9	18.6	(0.8)	51.5
Income from continuing operations	93.8	80.0	33.4	(112.7)	94.5
Loss from discontinued operations	—	—	(0.7)	—	(0.7)
Net income	$93.8	$80.0	$32.7	$(112.7)	$93.8
Other comprehensive income (loss), net of tax	10.2	4.9	5.4	(10.3)	10.2
Comprehensive income	$104.0	$84.9	$38.1	$(123.0)	$104.0

Lennox International Inc. and Subsidiaries
Condensed Consolidating Statements of Cash Flows
For the Six Months Ended June 30, 2015

(Amounts in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$2.1	$(45.0)	$(9.4)	$—	$(52.3)
Cash flows from investing activities:
Purchases of property, plant and equipment	—	(27.8)	(5.2)	—	(33.0)
Net cash used in investing activities	—	(27.8)	(5.2)	—	(33.0)
Cash flows from financing activities:
Short-term borrowings, net	—	—	0.4	—	0.4
Asset securitization borrowings	—	—	40.0	—	40.0
Asset securitization payments	—	—	(40.0)	—	(40.0)
Long-term debt payments	(22.5)	(0.3)	(0.2)	—	(23.0)
Borrowings from credit facility	999.0	—	—	—	999.0
Payments on credit facility	(845.5)	—	—	—	(845.5)
Proceeds from employee stock purchases	1.1	—	—	—	1.1
Repurchases of common stock	—	—	—	—	—
Repurchases of common stock to satisfy employee withholding tax obligations	(21.8)	—	—	—	(21.8)
Excess tax benefits related to share-based payments	17.3	—	—	—	17.3
Intercompany financing activity	(24.3)	3.4	20.9	—	—
Intercompany investments	(77.8)	79.9	(2.1)	—	—
Cash dividends paid	(26.9)	—	—	—	(26.9)
Net cash provided by financing activities	(1.4)	83.0	19.0	—	100.6
Increase in cash and cash equivalents	0.7	10.2	4.4	—	15.3
Effect of exchange rates on cash and cash equivalents	—	—	(5.3)	—	(5.3)
Cash and cash equivalents, beginning of period	1.0	11.5	25.0	—	37.5
Cash and cash equivalents, end of period	$1.7	$21.7	$24.1	$—	$47.5

Lennox International Inc. and Subsidiaries
Condensed Consolidating Statements of Cash Flows
For the Six Months Ended June 30, 2014

(Amounts in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$48.6	$(92.5)	$(29.5)	$—	$(73.4)
Cash flows from investing activities:
Proceeds from the disposal of property, plant and equipment	—	(29.9)	(11.3)	—	(41.2)
Net cash used in investing activities	—	(29.9)	(11.3)	—	(41.2)
Cash flows from financing activities:
Short-term borrowings, net	—	—	(0.6)	—	(0.6)
Asset securitization borrowings	—	—	20.0	—	20.0
Asset securitization payments	—	—	—	—	—
Long-term debt payments	—	(0.7)	(0.2)	—	(0.9)
Borrowings from credit facility	1,018.5	—	—	—	1,018.5
Payments on credit facility	(832.5)	—	—	—	(832.5)
Proceeds from employee stock purchases	1.0	—	—	—	1.0
Repurchases of common stock	(50.0)	—	—	—	(50.0)
Repurchases of common stock to satisfy employee withholding tax obligations	(10.8)	—	—	—	(10.8)
Excess tax benefits related to share-based payments	4.0	—	—	—	4.0
Intercompany debt	(5.6)	(6.3)	11.9	—	—
Intercompany financing activity	(149.8)	141.0	8.8	—	—
Intercompany investments		(3.0)	3.0
Cash dividends paid	(23.6)	—	—	—	(23.6)
Net cash used in financing activities	(48.8)	131.0	42.9	—	125.1
Decrease in cash and cash equivalents	(0.2)	8.6	2.1	—	10.5
Effect of exchange rates on cash and cash equivalents	—	—	1.1	—	1.1
Cash and cash equivalents, beginning of period	1.1	10.5	26.4	—	38.0
Cash and cash equivalents, end of period	$0.9	$19.1	$29.6	$—	$49.6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on information currently available to management as well as management’s assumptions and beliefs. All statements, other than statements of historical fact, included in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements identified by the words “may,” “will,” “should,” “plan,” “predict,” “anticipate,” “believe,” “intend,” “estimate” and “expect” and similar expressions. Such statements reflect our current views with respect to future events, based on what we believe are reasonable assumptions; however, such statements are subject to certain risks and uncertainties. In addition to the specific uncertainties discussed elsewhere in this Quarterly Report on Form 10-Q, the risk factors set forth in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, and those set forth in Part II, “Item 1A. Risk Factors” of this report, if any, may affect our performance and results of operations. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those in the forward-looking statements. We disclaim any intention or obligation to update or review any forward-looking statements or information, whether as a result of new information, future events or otherwise except as required by law.

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

Financial Overview

In the second quarter of 2015, the Residential Heating & Cooling segment continued to lead our overall operational performance with a 5% increase in net sales and a $15 million increase in segment profit compared to the second quarter of 2014. The primary growth drivers for this segment were increases in both price and mix as well as volume gains. Our Commercial Heating & Cooling segment also performed well in the second quarter of 2015 with a 5% increase in net sales and $4 million in increased segment profit compared to the second quarter of 2014. This segment's profits were up largely due to volume increases and material cost savings. Sales in our Refrigeration segment decreased by 4% while segment profit was relatively flat compared to the second quarter of 2014. Higher sales volume and lower material costs were offset by unfavorable foreign currency exchange rates and a negative impact from the Australian carbon tax levy repeal.

On a consolidated basis, our product profit margins improved quarter over quarter primarily due to lower material costs. We continue to manage our cost structure by utilizing a combination of commodity hedging and controllable product cost management initiatives.

Financial Highlights

•	Net sales increased $32 million, or 3%, to $993 million in the second quarter of 2015 compared to $961 million in the second quarter of 2014.

•	Operational income from continuing operations in the second quarter of 2015 increased $12 million to $131 million from $119 million in the second quarter of 2014.

•	Net income for the second quarter of 2015 increased $7 million to $81 million from $74 million in the second quarter of 2014.

•	Diluted earnings per share from continuing operations were $1.79 per share in the second quarter of 2015 compared to $1.50 per share in the second quarter of 2014.

•	During the second quarter of 2015, we returned $14 million to shareholders through dividend payments.

•	Cash used in operating activities was $52 million in the first six months of 2015 compared to $73 million in the first six months of 2014.

Second Quarter of 2015 Compared to Second Quarter of 2014 - Consolidated Results

The following table provides a summary of our financial results, including information presented as a percentage of net sales:

	For the Three Months Ended June 30,
	Dollars (in millions)		Percent Change Fav/(Unfav)	Percent of Sales
	2015	2014		2015	2014
Net sales	$992.5	$960.7	3.3%	100.0%	100.0%
Cost of goods sold	709.1	698.1	(1.6)	71.4	72.7
Gross profit	283.4	262.6	7.9	28.6	27.3
Selling, general and administrative expenses	152.9	148.9	(2.7)	15.4	15.5
Losses (gains) and other expenses, net	3.3	(1.0)	(430.0)	0.3	(0.1)
Restructuring charges	1.8	0.2	(800.0)	0.2	—
Income from equity method investments	(5.5)	(4.6)	19.6	(0.6)	(0.5)
Operational income from continuing operations	$130.9	$119.1	9.9%	13.2%	12.4%

Net Sales

Net sales increased 3% in the second quarter of 2015 compared to the second quarter of 2014, primarily from 5% higher sales volumes and 2% favorable price and mix. The Residential Heating & Cooling, Commercial Heating & Cooling and Refrigeration segments all delivered higher volume and pricing by capturing additional replacement and new construction business. These increases were offset by a 3% unfavorable impact from foreign currency exchanges rates and a 1% decrease from lower refrigerant pricing on our Australia wholesale business.

Gross Profit

Gross profit margin in the second quarter of 2015 increased 130 basis points ("bps") to 28.6% compared to the second quarter of 2014. Lower material costs increased our profit margin by 220 bps. Offsetting this increase were decreases of 50 bps for unfavorable mix and price, 20 bps from lower refrigerant pricing on our Australia wholesale business when compared to the prior year quarter, and 10 bps investments in distribution and other growth initiatives with the balance from other cost changes.

Selling, General and Administrative Expenses

SG&A was $153 million in the second quarter of 2015 compared to $149 million in the second quarter of 2014, and as a percentage of net sales declined 10 bps to 15.4%. SG&A expenses have increased at a slower pace than the increase in net sales.

Losses (gains) and Other Expenses, Net

Losses (gains) and other expenses, net for the second quarter of 2015 and 2014 included the following (in millions):

	For the Three Months Ended June 30,
	2015	2014
Realized losses on settled future contracts	$0.3	$0.3
Foreign currency exchange losses (gains)	0.4	(0.8)
Gain on disposal of fixed assets	—	(0.1)
Net change in unrealized losses (gains) on unsettled futures contracts	0.1	(0.8)
Special legal contingency charges	0.7	(0.2)
Asbestos-related litigation	0.4	0.4
Contractor tax payments	1.6	—
Environmental liabilities	(0.2)	—
Other items, net	—	0.2
Losses (gains) and other expenses, net	$3.3	$(1.0)

The net change in unrealized losses (gains) on unsettled futures contracts was due to lower commodity prices relative to the unsettled futures contract prices. For more information on our futures contracts, see Note 4 in the Notes to the Consolidated Financial Statements. Foreign currency exchange losses increased in the second quarter of 2015 primarily due to the Australian and Canadian dollar exchange rates. Contractor tax payments relate to a charge for underpaid contractor taxes at one of our non-U.S. subsidiaries. For more information on special legal contingency charges, asbestos-related litigation and contractor tax payments, see Note 6 in the Notes to the Consolidated Financial Statements.

Restructuring Charges

Restructuring charges increased to $2 million in the second quarter of 2015 while minimal restructuring charges were incurred in the second quarter of 2014. The increase was primarily due to the restructuring of our Australian operations in the Refrigeration segment. For additional information on our restructuring activities, refer to Note 12 in the Notes to the Consolidated Financial Statements.

Income from Equity Method Investments

We participate in two joint ventures that are engaged in the manufacture and sale of compressors, unit coolers and condensing units. We exert significant influence over these affiliates based upon our ownerships, but do not control them due to venture partner participation. Accordingly, these joint ventures have been accounted for under the equity method and their financial position and results of operations are not consolidated. Income from equity method investments of $6 million in the second quarter of 2015 increased over the second quarter of 2014 due to improved operating results from our joint ventures.

Interest Expense, net

Interest expense, net of $6 million in the second quarter of 2015 increased from $4 million in the second quarter of 2014 due primarily to an increase in our average borrowings.

Income Taxes

The Provision for income taxes was $43 million in the second quarter of 2015 compared to $41 million in the second quarter of 2014. The effective tax rate was 34.5% for the second quarter of 2015 compared to 35.4% for the second quarter of 2014. Our effective tax rates differ from the statutory federal rate of 35% for certain items, including tax credits, state and local taxes, non-deductible expenses, foreign taxes at rates other than 35% and other permanent tax differences.

Second Quarter of 2015 Compared to Second Quarter of 2014 - Results by Segment

Residential Heating & Cooling

The following table presents our Residential Heating & Cooling segment's net sales and profit for the second quarter of 2015 and 2014 (dollars in millions):

	For the Three Months Ended June 30,
	2015	2014	Difference	% Change
Net sales	$555.1	$527.7	$27.4	5.2%
Profit	$99.9	$85.0	$14.9	17.5%
% of net sales	18.0%	16.1%

Net sales increased by 5% in the second quarter of 2015 compared to the second quarter of 2014. Volume increased by 2% due to industry growth and market share gains and favorable price and mix increased net sales by 4%, with a 1% decrease from unfavorable foreign currency exchange rates.

Segment profit for the second quarter of 2015 increased $15 million due to $13 million in material cost savings, $3 million in higher sales volumes, $8 million from favorable price and mix, and $1 million from favorable other product costs. Partially offsetting these increases was $2 million of unfavorable foreign currency exchange rates, $6 million of higher SG&A expenses due to increased wages and higher information technology investments, and $2 million from investments in distribution.

Commercial Heating & Cooling

The following table presents our Commercial Heating & Cooling segment's net sales and profit for the second quarter of 2015 and 2014 (dollars in millions):

	For the Three Months Ended June 30,
	2015	2014	Difference	% Change
Net sales	$253.6	$241.0	$12.6	5.2%
Profit	$43.0	$39.0	$4.0	10.3%
% of net sales	17.0%	16.2%

Net sales increased 5% in the second quarter of 2015 compared to the second quarter of 2014. Sales volume increased by 10% primarily due to strong North American equipment volumes, mid single digit growth in Europe, and new customer gains in our service business. Unfavorable foreign currency exchange rates had a negative 5% impact.

Segment profit in the second quarter of 2015 increased $4 million compared to the second quarter of 2014, primarily due to $7 million in higher sales volumes and $4 from lower material costs. Partially offsetting these increases was $3 million in unfavorable mix, $2 million for information technology and distribution investments and start-up costs to enter the Variable Refrigerant Flow ("VRF") market, and $2 million of higher SG&A expenses.

Refrigeration

The following table presents our Refrigeration segment's net sales and profit for the second quarter of 2015 and 2014 (dollars in millions):

	For the Three Months Ended June 30,
	2015	2014	Difference	% Change
Net sales	$183.8	$192.0	$(8.2)	(4.3)%
Profit	$13.3	$13.7	$(0.4)	(2.9)%
% of net sales	7.2%	7.1%

Net sales decreased 4% in the second quarter of 2015 compared to the second quarter of 2014 primarily due to an 8% unfavorable impact from foreign currency exchange rates and a 3% negative impact from the Australian carbon tax levy repeal that was effective July 1, 2014. These decreases were partially offset by 6% volume growth led by our North American supermarket businesses and by 1% from combined price and mix.

Segment profit for the second quarter of 2015 decreased $0.4 million compared to the second quarter of 2014. Higher sales volumes of $2 million, $4 million from lower material costs and $3 million from factory productivity and other product costs were offset by $3 million of unfavorable mix predominantly in the North American supermarket business, $3 million lower profitability in our Australia refrigerant business, $2 million of SG&A inflation and costs related to investments for future growth, and $1 million from unfavorable foreign currency exchanges rates.

Corporate and Other

Corporate and other expenses increased $3 million to $22 million in the second quarter of 2015 from $19 million in the second quarter of 2014 due primarily to general wage inflation, health care costs and currency losses.

Year-to-Date through June 30, 2015 Compared to Year-to-Date through June 30, 2014 - Consolidated Results

The following table provides a summary of our financial results, including information presented as a percentage of net sales:

	For the Six Months Ended June 30,
	Dollars (in millions)		Percent Change Fav/(Unfav)	Percent of Sales
	2015	2014		2015	2014
Net sales	$1,678.3	$1,656.1	1.3%	100.0%	100.0%
Cost of goods sold	1,231.9	1,225.4	0.5	73.4	74.0
Gross profit	446.4	430.7	3.6	26.6	26.0
Selling, general and administrative expenses	286.2	284.5	0.6	17.1	17.2
Losses and other expenses, net	8.9	1.4	535.7	0.5	0.1
Restructuring charges	2.1	0.3	600.0	0.1	—
Income from equity method investments	(8.8)	(8.5)	3.5	(0.5)	(0.5)
Operational income from continuing operations	$158.0	$153.0	3.3	9.4%	9.2%

Net Sales

Net sales increased 1% in the first six months of 2015 compared to the first six months of 2014, with sales volumes up 4% and price and mix up 2%. The volume increases were driven by our Residential Heating & Cooling, Commercial Heating & Cooling and Refrigeration segments all capturing additional replacement and new construction business. Partially offsetting these increases was a 4% decrease from unfavorable foreign currency exchange rates and a 1% decrease from lower refrigerant pricing on our Australia wholesale business.

Gross Profit

Gross profit margins in the first six months of 2015 increased 60 bps to 27% compared to the first six months of 2014. Improvements of 230 bps from material cost savings were offset by 60 bps from unfavorable price and mix, 40 bps for investments in distribution and other growth initiatives, 40 bps from lower refrigerant pricing on our Australia wholesale business when compared to the prior year quarter with the balance attributable to increased other product costs.

Selling, General and Administrative Expenses

SG&A was $286 million for the first six months of 2015 compared to $285 million for the first six months of 2014, and as a percentage of net sales, declined 10 bps from 17.2% to 17.1%. SG&A expenses have increased at a slower pace than the increase in net sales.

Losses and Other Expenses, Net

Losses and other expenses, net for the first six months of 2015 and 2014 included the following (in millions):

	For the Six Months Ended June 30,
	2015	2014
Realized losses on settled future contracts	$0.7	$0.6
Foreign currency exchange losses (gains)	1.5	0.1
Net change in unrealized losses (gains) on unsettled futures contracts	—	(0.2)
Special legal contingency charges	4.1	0.2
Asbestos-related litigation	0.6	0.6
Environmental liabilities	0.4	—
Contractor tax payments	1.6	—
Other items, net	—	0.2
Losses (gains) and other expenses, net (pre-tax)	$8.9	$1.4

Foreign currency exchange losses increased in the second quarter of 2015 primarily due to the Australian and Canadian dollar exchange rates. Special legal contingency charges increased for our estimate of costs expected to be incurred for an attempted class action lawsuit. Contractor tax payments relate to a charge for underpaid contractor taxes at one of our non-U.S. subsidiaries. For more information on special legal contingency charges, asbestos-related litigation and contractor tax payments, see Note 6 in the Notes to the Consolidated Financial Statements.

Restructuring Charges

Restructuring charges increased to $2 million in the first six months of 2015 while minimal restructuring charges were incurred in the first six months of 2014. The increase was primarily due to the restructuring of our Australian operations in the Refrigeration segment. For additional information on our restructuring activities, refer to Note 12 in the Notes to the Consolidated Financial Statements.

Income from Equity Method Investments

We participate in two joint ventures that are engaged in the manufacture and sale of compressors, unit coolers and condensing units. We exert significant influence over these affiliates based upon our ownerships, but do not control them due to venture partner participation. Accordingly, these joint ventures have been accounted for under the equity method and their financial position and results of operations are not consolidated. Income from equity method investments of $9 million in the first six months of 2015 was relatively flat as compared to the first six months of 2014.

Interest Expense, net

Interest expense, net of $12 million in the first six months of 2015 increased from $7 million in the first six months of 2014 due to an increase in our average net borrowings and an increase in our weighted average borrowing rates over the comparable periods.

Income Taxes

The Provision for income taxes was $50 million in the first six months of 2015 compared to $52 million in the first six months of 2014. The effective tax rate was 34.4% for the first six months of 2015 compared to 35.3% for the first six months of 2014. Our effective tax rates differ from the statutory federal rate of 35% for certain items, including tax credits, state and local taxes, non-deductible expenses, foreign taxes at rates other than 35% and other permanent tax differences.

Year-to-Date through June 30, 2015 Compared to Year-to-Date through June 30, 2014 - Results by Segment

Residential Heating & Cooling

The following table presents our Residential Heating & Cooling segment's net sales and profit for the first six months of 2015 and 2014 (dollars in millions):

	For the Six Months Ended June 30,
	2015	2014	Difference	% Change
Net sales	$917.7	$869.8	$47.9	5.5%
Profit	$131.2	$109.4	$21.8	19.9%
% of net sales	14.3%	12.6%

Net sales increased by 6% in the first six months of 2015 compared to the first six months of 2014. Sales volumes increased net sales by 4% due to industry growth and market share gains and the benefits of favorable price and mix contributed 3%. Changes in foreign currency exchange rates unfavorably impacted net sales by 1%.

Segment profit for the first six months of 2015 increased $22 million due to $24 million from material cost savings, $7 million from higher sales volume, and $9 million from favorable price and mix. Partially offsetting these increases was $5 million of unfavorable foreign exchange rates, $5 million in distribution expenses related to continued investment in distribution expansion, and $7 million of SG&A inflation and investments with the balance attributable to increased other product costs.

Commercial Heating & Cooling

The following table presents our Commercial Heating & Cooling segment's net sales and profit for the first six months of 2015 and 2014 (dollars in millions):

	For the Six Months Ended June 30,
	2015	2014	Difference	% Change
Net sales	$413.5	$414.0	$(0.5)	(0.1)%
Profit	$50.7	$49.2	$1.5	3.0%
% of net sales	12.3%	11.9%

Commercial Heating & Cooling net sales were flat in the first six months of 2015 compared to the first six months of 2014. Sales volumes increased net sales by 5% and changes in foreign currency exchange rates unfavorably impacted net sales by 5%.

Segment profit in the first six months of 2015 increased $2 million compared to the first six months of 2014. The benefits of $6 million from incremental volume and $7 million from material cost savings were partially offset by $3 million in unfavorable price and mix, $4 million for information technology and distribution investments and start-up costs to enter the VRF market, and $4 million of higher SG&A expenses.

Refrigeration

The following table presents our Refrigeration segment's net sales and profit for the first six months of 2015 and 2014 (dollars in millions):

	For the Six Months Ended June 30,
	2015	2014	Difference	% Change
Net sales	$347.1	$372.3	$(25.2)	(6.8)%
Profit	$17.2	$25.8	$(8.6)	(33.3)%
% of net sales	5.0%	6.9%

Refrigeration net sales declined 7% in the first six months of 2015 compared to the first six months of 2014 primarily due to an 8% impact from unfavorable foreign exchange rates and a 3% impact from the Australian carbon levy repeal that was effective

July 1, 2014. These decreases were partially offset by 4% volume growth led by our North American supermarket businesses.

Segment profit for the first six months of 2015 decreased $9 million compared to the first six months of 2014 primarily due to $7 million from unfavorable mix predominantly in the North American supermarket business, $9 million lower profitability in our Australia refrigerant business, $1 million of costs related to investments for future growth, $3 million from unfavorable foreign currency exchange rates and $2 million from SG&A inflation. Partially offsetting these decreases were $6 million from lower material costs, $1 million from higher sales volumes, and $6 million from factory productivity and other product costs.

Corporate and Other

Corporate and other expenses increased $3 million to $34 million in the first six months of 2015 from $31 million in the first six months of 2014 due primarily to general wage inflation, health care costs and currency losses.

Liquidity and Capital Resources

Our working capital and capital expenditure requirements are generally met through internally generated funds, bank lines of credit and an asset securitization arrangement. Working capital needs are generally greater in the first and second quarters due to the seasonal nature of our business cycle.

Statement of Cash Flows

The following table summarizes our cash flow activity for the six months ended June 30, 2015 and 2014 (in millions):

	For the Six Months Ended June 30,
	2015	2014
Net cash used in operating activities	$(52.3)	$(73.4)
Net cash used in investing activities	(33.0)	(41.2)
Net cash provided by financing activities	100.6	125.1

Net Cash Used In Operating Activities - Net cash used in operating activities decreased approximately $21 million in the first six months of 2015 compared to $73 million in the first six months of 2014. This decrease was primarily attributable to the seasonal increase in working capital requirements in 2015 being smaller than the increase in 2014, offset by an unfavorable impact from timing of payments in the ordinary course of business.

Net Cash Used in Investing Activities - Capital expenditures were $33 million and $41 million in the first six months of 2015 and 2014, respectively. Capital expenditures in 2015 were primarily related to investments in systems and software to support the overall enterprise and continued investments in our distribution network.

Net Cash Provided by Financing Activities - Net cash provided by financing activities decreased to $101 million in the first six months of 2015 primarily due to an increase in payments on borrowings and partially offset by decreases in stock repurchases. Net borrowings were higher in 2015 to support the increased stock repurchases and dividend payments. Final settlement of the $450 million Accelerated Share Repurchase Plan (ASR) executed in the fourth quarter of 2014 is expected in the second half of 2015.

Debt Position

The following table details our lines of credit and financing arrangements as of June 30, 2015 (in millions):

	Maximum Capacity	Outstanding Borrowings	Available for Future Borrowings
Short-term debt:
Foreign obligations	$28.2	$6.1	$22.1
Asset Securitization Program (1)	220.0	220.0	—
Total short-term debt	$248.2	$226.1	$22.1
Current maturities of long-term debt:
Capital lease obligations	$1.3	$1.3	$—
Domestic credit facility (2)	15.0	15.0	—
Total current maturities of long-term debt	$16.3	$16.3	$—
Long-term debt:
Capital lease obligations	$15.2	$15.2	$—
Domestic credit facility (2)	912.5	598.0	289.8
Senior unsecured notes	$200.0	$200.0	$—
Total long-term debt	1,127.7	813.2	289.8
Total debt	$1,392.2	$1,055.6	$311.9
(1) The maximum securitization amount ranges from $180.0 million to $220.0 million, depending on the period. The maximum capacity of the ASP is the lesser of the maximum securitization amount or 100% of the net pool balance less reserves, as defined under the ASP.
(2) The available future borrowings on our domestic credit facility were reduced by the outstanding borrowings and $24.7 million in outstanding standby letters of credit. We also had $26.4 million in outstanding standby letters of credit outside of the domestic credit facility as of June 30, 2015.

Financial Leverage

We periodically review our capital structure to ensure the appropriate levels of leverage and liquidity. We may access the capital markets, as necessary, based on business needs and to take advantage of favorable interest rate environments or other market conditions. We also evaluate our debt-to-capital and debt-to-EBITDA ratios to determine, among other considerations, the appropriate targets for capital expenditures and share repurchases under our share repurchase programs. Our debt-to-total-capital ratio decreased to 95.0% at June 30, 2015 from 99.0% at December 31, 2014.
As of June 30, 2015, our senior credit ratings were Baa3 with a negative outlook, and BBB with a stable outlook, by Moody's Investors Service, Inc. ("Moody's") and Standard & Poor's Rating Group ("S&P"), respectively. The security ratings are not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating. Our goal is to maintain investment grade ratings from Moody's and S&P to ensure the capital markets remain available to us.

Liquidity

We believe our cash and cash equivalents of $48 million, future cash generated from operations and available future borrowings are sufficient to fund operations, planned capital expenditures, future contractual obligations, share repurchases, anticipated dividends and other needs in the foreseeable future. Included in our cash and cash equivalents of $48 million as of June 30, 2015 was $24.1 million of cash held in foreign locations. Our cash held in foreign locations is used for investing and operating activities in those locations, and we currently do not have the need or intent to repatriate those funds to the United States. If we were to repatriate foreign earnings, we would be required to accrue and pay taxes in the United States, less foreign tax credits, for the amounts that were repatriated.

Our expected capital expenditures for 2015 are $80 million. We also continue to increase shareholder value through dividend payments and our share repurchase programs, with the completion of our $450 million accelerated share repurchase program in 2015 and a target of between $55 million and $60 million of dividend payments in 2015.

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

Recent Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standard Board ("FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for us on January 1, 2018. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.
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
In February 2015, the FASB issued ASU 2015-02, Consolidation: Amendments to the Consolidation Analysis, or ASU 2015-02, which amends the criteria for determining which entities are considered variable interest entities (“VIEs”), amends the criteria for determining if a service provider possesses a variable interest in a VIE and ends the deferral granted to investment companies for application of the VIE consolidation model. This guidance is effective for annual and interim reporting periods of public entities beginning after December 15, 2015 and early adoption is permitted. We do not expect the adoption of this standard to materially impact our consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance is effective for annual and interim reporting periods of public entities beginning after December 15, 2015, and early adoption is permitted. We do not expect the adoption of this standard to materially impact our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting LII, see "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Our exposure to market risk has not changed materially since December 31, 2014.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our current management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2015, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes during the quarter ended June 30, 2015 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In the second quarter of 2015, we purchased shares of our common stock as follows:

	Total Number of Shares Purchased (1)	Average Price Paid per Share (including fees)	Total Number of Shares Purchased As Part of Publicly Announced Plans	Approximate Dollar Value of Shares that may yet be Purchased under our Share Repurchase Plans (in millions) (2)
April 1 through April 30	2,887	$108.01	—	$396.0
May 1 through May 31	8,285	113.76	—	396.0
June 1 through June 30	935	110.52	—	396.0
	12,107		—

(1) We repurchased 12,107 shares of common stock in April, May and June 2015 surrendered to LII to satisfy employee tax-withholding obligations in connection with the exercise of long-term incentive awards.
(2) After consideration of total payment of $450 million or Accelerated Share Repurchase Plan (ASR) executed in the fourth quarter of 2014. Final settlement is expected in the second half of 2015.

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

Date: July 20, 2015