Form 10-K
period 2015-12-31
LENNOX INTERNATIONAL INC
filed 2016-02-16
CIK 1069202

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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
Yes [ ] No [X]

As of June 30, 2015, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $4.8 billion based on the closing price of the registrant's common stock on the New York Stock Exchange. As of February 4, 2016, there were 44,700,730 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the registrant's 2016 Annual Meeting of Stockholders to be held on May 12, 2016 are incorporated by reference into Part III of this report.

LENNOX INTERNATIONAL INC.
FORM 10-K
For the Fiscal Year Ended December 31, 2015

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

Shown in the table below are our three business segments, the key products, services and well-known product and brand names within each segment and net sales in 2015 by segment. Segment financial data for 2015, 2014 and 2013, including financial information about foreign and domestic operations, is included in Note 19 of the Notes to our Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” and is incorporated herein by reference.

Segment	Products & Services	Product and Brand Names	2015 Net Sales (in millions)
Residential Heating & Cooling	Furnaces, air conditioners, heat pumps, packaged heating and cooling systems, indoor air quality equipment, comfort control products, replacement parts	Lennox, Dave Lennox Signature, Armstrong Air, Ducane, Aire-Flo, Air-Ease, Concord, Magic-Pak, ADP Advanced Distributor Products, iComfort and Lennox PartsPlus	$1,866.9
Commercial Heating & Cooling	Unitary heating and air conditioning equipment, applied systems, controls, installation and service of commercial heating and cooling equipment	Lennox, Allied Commercial, Magic-Pak, Raider, Landmark, Prodigy, Strategos, Energence and Lennox National Account Services	887.2
Refrigeration	Condensing units, unit coolers, fluid coolers, air cooled condensers, air handlers, process chillers, controls, compressorized racks, supermarket display cases and systems	Heatcraft Worldwide Refrigeration, Bohn, Larkin, Climate Control, Chandler Refrigeration, Kysor/Warren, Friga-Bohn, HK Refrigeration, Hyfra, Kirby and Interlink	713.3
		Total	$3,467.4

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

Products and Services

Residential Heating & Cooling

Heating & Cooling Products. We manufacture and market a broad range of furnaces, air conditioners, heat pumps, packaged heating and cooling systems, equipment and accessories to improve indoor air quality, comfort control products, replacement parts and related products for both the residential replacement and new construction markets in North America. These products are available in a variety of designs and efficiency levels and at a range of price points, and are intended to provide a complete line of home comfort systems. We believe that by maintaining a broad product line marketed under multiple brand names, we can address different market segments and penetrate multiple distribution channels.

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

We are continuing to grow our network of 186 Lennox PartsPlus stores across the United States and Canada. These stores provide an easy access solution for contractors and independent dealers to obtain universal service and replacement parts, supplies, convenience items, tools, Lennox equipment and OEM parts.

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

National Account Services. NAS provides installation, service and preventive maintenance for commercial HVAC national account customers in the United States and Canada.

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

North America.  Our commercial refrigeration products for the North American market include condensing units, unit coolers, fluid coolers, air-cooled condensers, air handlers, display cases and refrigeration rack systems.  These products preserve food and other perishables in supermarkets, convenience stores, restaurants, warehouses and distribution centers.  In addition, our products are used to cool a wide variety of industrial processes, including data centers, machine tooling, and other critical cooling applications. We routinely provide application engineering for consulting engineers, contractors, store planners, end customers and others to support the sale of commercial refrigeration products. In addition to providing complete refrigeration systems and display cases, we also provide turnkey installations for our supermarket customers in Mexico.

International.  In international markets, we manufacture and market refrigeration products including condensing units, unit coolers, air-cooled condensers, fluid coolers, compressor racks and industrial process chillers.  We have manufacturing locations in Germany, France, Brazil and China.  In Australia and New Zealand, we are the leading wholesale distribution business serving the HVACR industry with more than 60 locations serving our customers, which also includes the sale of refrigerant. In addition, we own a 50% common stock interest in a joint venture in Mexico that produces unit coolers, air-cooled condensers, condensing units, compressors and compressorized racks of the same design and quality as those manufactured by our U.S. business.  This joint venture product line is complemented with imports from the U.S., which are sold through the joint venture's distribution network.

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

Manufacturing

We operate manufacturing facilities worldwide and utilize the best available manufacturing techniques based on the needs of our businesses, including the use of lean manufacturing and principles of Six Sigma, a disciplined, data-driven approach and methodology for improving quality. We use numerous metrics to track and manage annual efficiency improvements. Some facilities are impacted by seasonal production demand, and we manufacture both heating and cooling products in those facilities to balance production and maintain a relatively stable labor force. We may also hire temporary employees to meet changes in demand.

Strategic Sourcing

We rely on various suppliers to furnish the raw materials and components used in the manufacturing of our products. To maximize our buying effectiveness in the marketplace, we have a central strategic sourcing group that consolidates purchases of certain materials, components and indirect items across business segments. The goal of the strategic sourcing group is to develop global strategies for a given component group, concentrate purchases with three to five suppliers and develop long-term relationships with these vendors. By developing these strategies and relationships, we seek to leverage our material needs to reduce costs and improve financial and operating performance. Our strategic sourcing group also works with selected suppliers to reduce costs and improve quality and delivery performance by employing lean manufacturing and Six Sigma.

Compressors, motors and controls constitute our most significant component purchases, while steel, copper and aluminum account for the bulk of our raw material purchases. We own equity interests in joint ventures that manufacture compressors. These joint ventures provide us with compressors for our residential and commercial heating and cooling and refrigeration businesses.

Research and Development and Technology

Research and development is a key pillar of our growth strategy.  We operate a global engineering and technology organization that focuses on new technology invention, product development, product quality improvements and process enhancements, including our development of next-generation thermostats and control systems.  We leverage intellectual property and innovative designs across our businesses.  We also leverage product development cycle time improvements and product data management systems to commercialize new products to market more rapidly.  We use advanced, commercially available computer-aided design, computer-aided manufacturing, computational fluid dynamics and other sophisticated design tools to streamline the design and manufacturing processes. We use complex computer simulations and analyses in the conceptual design phase before functional prototypes are created.  We also operate a full line of prototype machine equipment and advanced laboratories certified by applicable industry associations.

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

Industries, Inc. (Rheem, Ruud); Johnson Controls, Inc. (York); Daikin Industries, Ltd. (Goodman, McQuay); Nortek, Inc. (Mammoth); and AAON, Inc.

•
Refrigeration - Hussmann Corporation; Paloma Industries, Inc. (Rheem Manufacturing Company (Heat Transfer Products Group)); Emerson Electric Co. (Copeland); United Technologies Corp. (Carrier); GEA Group (Kuba, Searle, Goedhart); Alfa Laval; Guntner GmbH; and Panasonic Corp. (Sanyo).

Employees

As of February 4, 2016, we employed approximately 10,000 employees. Approximately 4,700 of these employees were salaried and 5,300 were hourly. The number of hourly workers we employ may vary in order to match our labor needs during periods of fluctuating demand. Approximately 2,400 employees, including international locations, are represented by unions. We believe we have good relationships with our employees and with the unions representing our employees. We currently do not anticipate any material adverse consequences resulting from negotiations to renew any collective bargaining agreements.

Environmental Regulation

Our operations are subject to evolving and often increasingly stringent international, federal, state and local laws and regulations concerning the environment. Environmental laws that affect or could affect our domestic operations include, among others, the National Appliance Energy Conservation Act of 1987, as amended (“NAECA”), the Energy Policy Act, the Energy Policy and Conservation Act, the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act, the National Environmental Policy Act, the Toxic Substances Control Act, any regulations promulgated under these acts and various other international, federal, state and local laws and regulations governing environmental matters. We believe we are in substantial compliance with such existing environmental laws and regulations.

Energy Efficiency. The U.S. Department of Energy has numerous active energy conservation rulemakings that impact residential and commercial heating, air conditioning and refrigeration equipment.  We are actively involved in U.S. Department of Energy and Congressional activities related to energy efficiency.  We are prepared to have compliant products in place in advance of the effectiveness of all such regulations being considered by the U.S. Department of Energy.

Refrigerants. The use of hydrochlorofluorocarbons ("HCFCs”) and hydroflurocarbons ("HFCs") as refrigerants for air conditioning and refrigeration equipment is common practice in the HVACR industry and is regulated. We believe we have complied with applicable rules and regulations in various countries governing the use of HCFCs and HFCs.  The U.S. Congress, Environmental Protection Agency and international regulatory bodies are considering steps to phase down the future use of HFCs in HVACR products. We are an active participant in the ongoing international and domestic dialogue on this subject and are well positioned to react in a timely manner to changes in the regulatory landscape.  In addition, we are taking proactive steps to implement responsible use principles and guidelines with respect to limiting refrigerants from escaping into the atmosphere throughout the life span of our HVACR equipment.

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

In the past, we have received notices that we are a potentially responsible party along with other potentially responsible parties in Superfund proceedings under the Comprehensive Environmental Response, Compensation and Liability Act for cleanup of hazardous substances at certain sites to which the potentially responsible parties are alleged to have sent waste. Based on the facts presently known, we do not believe environmental cleanup costs associated with any Superfund sites about which we have received notice that we are a potentially responsible party will be material.

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

Executive Officers of the Company

Our executive officers, their present positions and their ages are as follows as of February 4, 2016:

Name	Age	Position
Todd M. Bluedorn	52	Chairman of the Board and Chief Executive Officer
Joseph W. Reitmeier	51	Executive Vice President and Chief Financial Officer
Douglas L. Young	53	Executive Vice President and President and Chief Operating Officer, LII Residential Heating & Cooling
Terry L. Johnston	58	Executive Vice President and President and Chief Operating Officer, LII North America Commercial Heating & Cooling
David W. Moon	54	Executive Vice President and President and Chief Operating Officer, LII Worldwide Refrigeration
Prakash Bedapudi	49	Executive Vice President and Chief Technology Officer
Daniel M. Sessa	51	Executive Vice President and Chief Human Resources Officer
John D. Torres	57	Executive Vice President, Chief Legal Officer and Secretary
Roy A. Rumbough, Jr.	60	Vice President, Controller and Chief Accounting Officer

Todd M. Bluedorn was appointed Chief Executive Officer and was elected to our Board of Directors in April 2007. Mr. Bluedorn was elected Chairman of the Board of Directors in May 2012. Prior to joining Lennox International, Mr. Bluedorn served in numerous senior management positions for United Technologies since 1995, including President, Americas - Otis Elevator Company; President, North America - Commercial Heating, Ventilation and Air Conditioning for Carrier Corporation; and President, Hamilton Sundstrand Industrial. He began his professional career with McKinsey & Company in 1992. A graduate of the United States Military Academy at West Point with a bachelor of science in electrical engineering, Mr. Bluedorn served in the United States Army as a combat engineer officer and United States Army Ranger from 1985 to 1990. He received his MBA from Harvard University School of Business in 1992. Mr. Bluedorn also serves on the Board of Directors of Eaton Corporation, a diversified industrial manufacturer, and on the Board of Trustees of Washington University in St. Louis.

Joseph W. Reitmeier was appointed Executive Vice President and Chief Financial Officer in July 2012. He had served as Vice President of Finance for the LII’s Commercial Heating & Cooling segment since 2007 and as Director of Internal Audit from 2005 to 2007. Before joining the company, he held financial leadership roles at Cummins Inc. and PolyOne Corporation. He is a director of Watts Water Technologies, Inc., a global provider of plumbing, heating and water quality solutions for residential, industrial, municipal and commercial settings. Mr. Reitmeier holds a bachelor’s degree in accounting from the University of Akron and an MBA from Case Western Reserve University. He is also a Certified Public Accountant.

Douglas L. Young was appointed Executive Vice President and President and Chief Operating Officer of LII's Residential Heating & Cooling segment in October 2006. Mr. Young had previously served as Vice President and General Manager of North American Residential Products since 2003 and as Vice President and General Manager of Lennox North American Residential Sales, Marketing, and Distribution from 1999 to 2003. Prior to his career with LII, Mr. Young was employed in the Appliances division of GE, where he held various management positions before serving as General Manager of Marketing for GE Appliance division's retail group from 1997 to 1999 and as General Manager of Strategic Initiatives in 1999. He holds a BSBA from Creighton University and a master’s of science in management from Purdue University. Mr. Young serves on the Board of Directors of Beacon Roofing Supply, a general building material distributor. Beginning in 2016, he will serve as Chairman of the Board of Directors of AHRI.

Terry L. Johnston was appointed Executive Vice President and President and Chief Operating Officer of LII's North America Commercial Heating & Cooling business, in January 2013. Since May 2007, he had served as Vice President and General Manager, North America Commercial. He had previously served as Vice President, Marketing and Product Management, LII Worldwide Heating & Cooling and as Vice President, Marketing and Product Management for Lennox Industries. Before joining LII in 2001, Mr. Johnston worked for 20 years at GE in a variety of product management and sales and marketing roles. He holds a bachelor of science in marketing from the University of Arkansas.

David W. Moon was appointed Executive Vice President and President and Chief Operating Officer of LII's Worldwide Refrigeration business in August 2006. He had previously served as Vice President and General Manager of Worldwide Refrigeration, Americas Operations since 2002. Prior to serving in that position, he served as Managing Director in Australia beginning in 1999, where his responsibilities included heat transfer manufacturing and distribution, refrigeration wholesaling and manufacturing, and HVAC manufacturing and distribution in Australia and New Zealand. Mr. Moon originally joined LII in 1998 as Operations Director, Asia Pacific. Prior to that time, Mr. Moon held various management positions at Allied Signal, Inc., Case Corporation, and Tenneco Inc. in the United States, Hong Kong, Taiwan and Germany. He holds a bachelor of science in civil engineering and an MBA from Texas A&M University. Mr. Moon serves on the Board of Directors of American Woodmark Corporation, a kitchen and bath cabinet manufacturer.

Prakash Bedapudi was appointed Executive Vice President and Chief Technology Officer in July 2008. He had previously served as Vice President, Global Engineering and Program Management for Trane Inc. Commercial Systems from 2006 through 2008, and as Vice President, Engineering and Technology for Trane's Residential Systems division from 2003 through 2006. Prior to his career at Trane, Mr. Bedapudi served in senior engineering leadership positions for GE Transportation Systems, a division of General Electric Company, and for Cummins Engine Company. He holds a bachelor of science in mechanical/automotive engineering from Karnataka University, India and a master's of science in mechanical/aeronautical engineering from the University of Cincinnati.

Daniel M. Sessa was appointed Executive Vice President and Chief Human Resources Officer in June 2007. He had previously served in numerous senior human resources and legal leadership positions for United Technologies Corporation since 1996, including Vice President, Human Resources for Otis Elevator Company - Americas from 2005 to 2007, Director, Employee Benefits and Human Resources Systems for United Technologies Corporation from 2004 to 2005, and Director, Human Resources for Pratt & Whitney from 2002 to 2004. He holds a bachelor of arts in law and society from the State University of New York at Binghamton and a juris doctor from the Hofstra University School of Law.

John D. Torres was appointed Executive Vice President and Chief Legal Officer and Secretary in December 2008. He had previously served as Senior Vice President, General Counsel and Secretary for Freescale Semiconductor, a semiconductor manufacturer that was originally part of Motorola. He joined Motorola's legal department as Senior Counsel in 1996 and was appointed Vice President, General Counsel of the company's semiconductor business in 2001. Prior to joining Motorola, Mr. Torres served 13 years in private practice in Phoenix, specializing in commercial law. He holds a bachelor of arts from Notre Dame and a juris doctor from the University of Chicago.

Roy A. Rumbough, Jr. was appointed Vice President, Controller and Chief Accounting Officer in July 2006. He had previously served as Vice President, Corporate Controller of Maytag Corporation, a position he held since 2002. From 1998 to 2002, he served as Vice President, Controller of Blodgett Corporation, a portfolio of food service equipment companies and former affiliate of Maytag. Mr. Rumbough's career at Maytag spanned 17 years and included internal audit, financial planning and analysis, and business unit controller roles. Prior to his career at Maytag, he worked for Deloitte and Touche, LLP. He holds a bachelor of arts in accounting from North Carolina State University and an MBA from the Kellogg School of Management, Northwestern University.

Item 1A. Risk Factors
Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act that are based on information currently available to management as well as management's assumptions and beliefs as of the date hereof. All statements, other than statements of historical fact, included in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements identified by the words “may,” “will,” “should,” “plan,” “predict,” “anticipate,” “believe,” “intend,” “estimate” and “expect” and similar expressions. Statements that are not historical should also be considered forward-looking statements. Such statements reflect our current views with respect to future events, based on what we believe are reasonable assumptions; however, such statements are subject to certain risks and uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements. In addition to the specific uncertainties discussed elsewhere in this Annual Report on Form 10-K, the risk factors set forth in Item 1A. Risk Factors in this Annual Report on Form 10-K may affect our performance and results of operations. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those in the forward-looking statements. We disclaim any intention or obligation to update or review any forward-looking statements or information, whether as a result of new information, future events or otherwise unless required by law.

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

Our Financial Performance Is Affected by the Conditions of the U.S. Construction Industry.

Our business is affected by the performance of the U.S. construction industry. Our sales in the residential and commercial new construction markets correlate to the number of new homes and buildings that are built, which in turn is influenced by cyclical factors such as interest rates, inflation, availability of financing, consumer spending habits and confidence, employment rates and other macroeconomic factors over which we have no control. Although the industry has improved for the last several years, our sales may not continue to improve or such improvement may be limited or lower than expected.

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

Net sales outside of the United States comprised 19.4% of our net sales in 2015.

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

As of February 5, 2016, approximately 24% of our workforce, including international locations, was unionized. The results of future negotiations with these unions and the effects of any production interruptions or labor stoppages could have an adverse effect on our results of operations.

We are Subject to Litigation and Tax, Environmental and Other Regulations that Could Have an Adverse Effect on Our Results of Operations.

We are involved in various claims and lawsuits incidental to our business, including those involving product liability, labor relations, alleged exposure to asbestos-containing materials and environmental matters, some of which claim significant damages. Estimates related to our claims and lawsuits, including estimates for asbestos-related claims and related insurance recoveries, involve numerous uncertainties. Given the inherent uncertainty of litigation and estimates, we cannot be certain that existing claims or litigation or any future adverse legal developments will not have a material adverse impact on our financial condition. In addition, we are subject to extensive and changing federal, state and local laws and regulations designed to protect the environment. These laws and regulations could impose liability for remediation costs and civil or criminal penalties in cases of non-compliance. Compliance with environmental laws increases our costs of doing business. Because these laws are subject to frequent change, we are unable to predict the future costs resulting from environmental compliance.

Any Future Determination that a Significant Impairment of the Value of Our Goodwill Intangible Asset Occurred Could Have a Material Adverse Effect on Our Results of Operations.

As of December 31, 2015, we had goodwill of $195.1 million on our Consolidated Balance Sheet. Any future determination that an impairment of the value of goodwill occurred would require a write-down of the impaired portion of goodwill to fair value and would reduce our assets and stockholders' equity and could have a material adverse effect on our results of operations.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following chart lists our principal domestic and international manufacturing, distribution and office facilities as of February 4, 2015 and indicates the business segment that uses such facilities, the approximate size of such facilities and whether such facilities are owned or leased. Also included in the chart are large warehouses that hold significant inventory balances.

Location	Segment	Type or Use of Facility	Approx. Sq. Ft. (In thousands)	Owned/Leased
Marshalltown, IA	Residential Heating & Cooling	Manufacturing & Distribution	1,300	Owned & Leased
Orangeburg, SC	Residential Heating & Cooling	Manufacturing & Distribution	750	Owned & Leased
Grenada, MS	Residential Heating & Cooling	Manufacturing & Distribution	435	Leased
Saltillo, Mexico	Residential Heating & Cooling	Manufacturing	687	Owned
Columbus, OH	Residential Heating & Cooling	Distribution	278	Leased
McDonough, GA	Residential Heating & Cooling	Distribution	254	Leased
Romeoville, IL	Residential Heating & Cooling	Distribution	360	Leased
Brampton, Canada	Residential & Commercial Heating & Cooling	Distribution	251	Leased
Calgary, Canada	Residential & Commercial Heating & Cooling	Distribution	110	Leased
Lenexa, KS	Residential & Commercial Heating & Cooling	Distribution	115	Leased
Carrollton, TX	Residential & Commercial Heating & Cooling	Distribution	252	Leased
Houston, TX	Residential & Commercial Heating & Cooling	Distribution	190	Leased
Orlando, FL	Residential & Commercial Heating & Cooling	Distribution	52	Leased
Eastvale, CA	Residential & Commercial Heating & Cooling	Distribution	377	Leased
Middletown, PA	Residential & Commercial Heating & Cooling	Distribution	160	Leased
Stuttgart, AR	Commercial Heating & Cooling	Manufacturing	800	Owned
Longvic, France	Commercial Heating & Cooling	Manufacturing	149	Owned
Burgos, Spain	Commercial Heating & Cooling & Refrigeration	Manufacturing	130	Owned
Genas, France	Commercial Heating & Cooling & Refrigeration	Manufacturing, Distribution & Offices	190	Owned
Mions, France	Commercial Heating & Cooling & Refrigeration	Research & Development	129	Owned
Tifton, GA	Refrigeration	Manufacturing	570	Owned & Leased
Stone Mountain, GA	Refrigeration	Manufacturing & Business Unit Headquarters	120	Owned
Columbus, GA	Refrigeration	Manufacturing, Warehousing & Offices	527	Owned & Leased
Midland, GA	Refrigeration	Warehousing & Offices	138	Leased
Milperra, Australia	Refrigeration	Business Unit Headquarters & Distribution	415	Owned
Mt. Wellington, New Zealand	Refrigeration	Distribution & Offices	110	Owned
San Jose dos Campos, Brazil	Refrigeration	Manufacturing, Warehousing & Offices	150	Owned
Krunkel, Germany	Refrigeration	Manufacturing, Distribution & Offices	52	Owned
Wuxi, China	Refrigeration	Manufacturing	142	Owned & Leased
Carrollton, TX	Corporate and other	Research & Development	294	Owned
Richardson, TX	Corporate and other	Corporate Headquarters	375	Owned & Leased

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price for Common Stock

Our common stock is listed for trading on the New York Stock Exchange under the symbol “LII.” The high and low sales prices for our common stock for each quarterly period during 2015 and 2014 were as follows:

	Price Range per Common Share
	2015		2014
	High	Low	High	Low
First Quarter	$111.15	$92.94	$94.69	$82.67
Second Quarter	118.43	104.94	93.82	81.88
Third Quarter	126.85	106.81	91.98	76.65
Fourth Quarter	138.57	109.87	96.72	72.91

Dividends

During 2015 and 2014, we declared quarterly cash dividends as set forth below:

	Dividends per Common Share
	2015	2014
First Quarter	$0.30	$0.24
Second Quarter	0.36	0.30
Third Quarter	0.36	0.30
Fourth Quarter	0.36	0.30
Fiscal Year	$1.38	$1.14

The amount and timing of dividend payments are determined by our Board of Directors and subject to certain restrictions under our domestic revolving credit facility.

Holders of Common Stock

As of the close of business on February 4, 2016, approximately 760 holders of record held our common stock.

Comparison of Total Stockholder Return

The following graph compares the cumulative total returns of LII's common stock with the cumulative total returns of the Standards & Poor's Midcap 400 Index, a broad index of mid-size U.S. companies of which the Company is a part, and with a peer group of U.S. industrial manufacturing and service companies in the HVACR businesses. The graph assumes that $100 was invested on December 31, 2010, with dividends reinvested. Our peer group includes AAON, Inc., Ingersoll-Rand plc, Comfort Systems USA, Inc., United Technologies Corporation, Johnson Controls Inc., and Watsco, Inc. Peer group returns are weighted by market capitalization.

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

In the fourth quarter of 2015, we purchased shares of our common stock as follows:

	Total Shares Purchased (1)	Average Price Paid per Share (including fees)	Shares Purchased As Part of Publicly Announced Plans	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans (in millions) (3)
October 1 through October 31	3,443	$128.67	—	$396.2
November 1 through November 30 (2)	507,715	108.90	505,700	396.2
December 1 through December 31	57,570	134.18	—	396.2
	568,728		505,700

(1) Includes the surrender to LII of 63,028 shares of common stock to satisfy employee tax-withholding obligations in connection with the exercise of vested stock appreciation rights and the vesting of restricted stock units.
(2) Includes final settlement of shares repurchased in Accelerated Share Repurchase Plan (ASR) executed in the fourth quarter of 2014.
(3) After consideration of total payment of $450 million for Accelerated Share Repurchase Plan (ASR) executed in the fourth quarter of 2014. Final settlement occurred in November 2015.

Item 6. Selected Financial Data

The following table presents selected financial data for each of the five years ended December 31, 2010 to 2015 (in millions, except per share data):

	For the Years Ended December 31,
	2015	2014	2013	2012	2011
Statements of Operations Data:
Net Sales	$3,467.4	$3,367.4	$3,199.1	$2,949.4	$2,840.9
Operational Income From Continuing Operations	305.4	334.7	289.0	219.1	184.4
Income From Continuing Operations	187.2	208.1	179.9	135.0	111.5
Net Income	186.6	205.8	171.8	90.0	88.3
Basic Earnings Per Share From Continuing Operations	4.17	4.35	3.61	2.66	2.12
Diluted Earnings Per Share From Continuing Operations	4.11	4.28	3.55	2.63	2.09
Cash Dividends Declared Per Share	1.38	1.14	0.92	0.76	0.72

Other Data:
Capital Expenditures (1)	$69.9	$88.4	$78.3	$50.2	$41.4
Research and Development Expenses (1)	62.3	60.7	53.7	49.5	47.0

Balance Sheet Data at Period End:
Total Assets	$1,680.2	$1,764.3	$1,626.7	$1,691.9	$1,705.7
Total Debt	743.9	925.6	400.4	386.6	465.1
Stockholders' Equity	101.6	9.0	485.7	498.3	467.8

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

Financial Highlights

•	Net sales increased $100.0 million, or 3%, to $3,467 million in 2015 from $3,367 million in 2014.

•	Operational income from continuing operations in 2015 was $305 million compared to $335 million in 2014. The decrease was primarily due to goodwill and asset impairment charges.

•	Net income in 2015 decreased to $187 million from $206 million in 2014.

•
Diluted earnings per share from continuing operations were $4.11 per share in 2015 compared to $4.28 per share in 2014, including non-cash impairment charges in our refrigerated display case business in 2015.

•	We generated $331 million of cash flow from operating activities in 2015 compared to $185 million in 2014.

•	In 2015, we returned $59 million through dividend payments.

Overview of Results

The Residential Heating & Cooling segment led our overall financial performance in 2015, with a 8% increase in net sales and a $43 million increase in segment profit compared to 2014. This segment's results benefited from industry growth in the replacement and new construction markets as well as market share gains. Our Commercial Heating & Cooling segment also performed well in 2015 with a 1% increase in net sales and a $6 million increase in segment profit compared to 2014. This segment's results benefited from market share gains, market growth in North America and material cost savings. Sales in our Refrigeration segment were down 5% and segment profit decreased $3 million compared to 2014. This segment's results were impacted by unfavorable mix, unfavorable Australian dollar exchange rates, and decreased profitability of our refrigerant business in Australia due to the repeal of the carbon tax.

On a consolidated basis, our gross profit margins increased to 27.3% in 2015 due primarily to favorable price and material cost savings across all of our segments. These improvements were partially offset by unfavorable foreign exchange rates, continued investment in distribution expansion across all segments, unfavorable mix in all segments, and reduced profitability in our Australian wholesale business due to the repeal of the carbon tax.

Results of Operations

The following table provides a summary of our financial results, including information presented as a percentage of net sales (dollars in millions):

	For the Years Ended December 31,
	2015		2014		2013
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Net sales	$3,467.4	100.0%	$3,367.4	100.0%	$3,199.1	100.0%
Cost of goods sold	2,520.0	72.7%	2,464.1	73.2%	2,337.9	73.1%
Gross profit	947.4	27.3%	903.3	26.8%	861.2	26.9%
Selling, general and administrative expenses	580.5	16.7%	573.7	17.0%	570.1	17.8%
Losses and other expenses, net	21.7	0.6%	6.8	0.2%	9.3	0.3%
Restructuring charges	3.2	0.1%	1.9	0.1%	5.0	0.2%
Goodwill Impairment	5.5	0.2%	—	—%	—	—%
Impairment of assets	44.5	1.3%	—	—%	—	—%
Income from equity method investments	(13.4)	(0.4)%	(13.8)	(0.4)%	(12.2)	(0.4)%
Operational income from continuing operations	$305.4	8.8%	$334.7	9.9%	$289.0	9.0%
Loss from discontinued operations	(0.6)	—%	(2.3)	(0.1)%	(8.1)	(0.3)%
Net income	$186.6	5.4%	$205.8	6.1%	$171.8	5.4%

The following table provides net sales by geographic market (dollars in millions):

	For the Years Ended December 31,
	2015		2014		2013
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Net Sales by Geographic Market:
U.S.	$2,793.4	80.6%	$2,576.4	76.5%	$2,382.0	74.4%
Canada	217.7	6.3	236.3	7.0	232.3	7.3
International	456.3	13.1	554.7	16.5	584.8	18.3
Total net sales	$3,467.4	100.0%	$3,367.4	100.0%	$3,199.1	100.0%

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014 - Consolidated Results

Net Sales

Net sales increased 3% in 2015 compared to 2014, with sales volumes up approximately 6% and price and mix up approximately 1%. The increase in volume was driven by our Residential Heating & Cooling, Commercial Heating & Cooling and Refrigeration segments. The benefit of price and mix was a combination of price increases across all segments and favorable product mix predominantly in our Residential Heating & Cooling segment. Partially offsetting these increases was a 4% decrease from foreign currency exchange rates.

Gross Profit

Gross profit margins for 2015 increased 50 basis points ("bps") to 27.3% compared to 26.8% in 2014. Lower material costs increased our profit margin by 200 bps, increased factory productivity increased our profit margin by 20 bps and reduced product warranty costs increased our profit margin by 10 bps. Offsetting these increases were decreases of 70 bps from unfavorable mix, 50 bps from unfavorable foreign currency adjustments, 20 bps from lower refrigerant pricing on our Australia wholesale business when compared to the prior year, 30 bps for investments in distribution and other growth initiatives, and 10 bps from one-time inventory write down costs.

Selling, General and Administrative Expenses

SG&A expenses increased by $7 million in 2015 compared to 2014. As a percentage of net sales, SG&A expenses decreased 30 bps from 17.0% to 16.7% in the same periods. The dollar increase in SG&A expenses was principally due to increased incentive compensation, general wage inflation, and health care costs.

Losses and Other Expenses, Net

Losses and other expenses, net for 2015 and 2014 included the following (in millions):

	For the Years Ended December 31,
	2015	2014
Realized losses on settled futures contracts	$1.9	$0.8
Foreign currency exchange losses	3.6	1.6
(Gain) loss on disposal of fixed assets	0.6	(0.3)
Net change in unrealized losses (gains) on unsettled futures contracts	0.6	0.6
Asbestos charge	3.0	0.9
Acquisition expenses	1.0	—
Special legal contingency charge	7.4	0.9
Environmental liabilities	1.0	2.0
Contractor tax payments	2.6	—
Other items, net	—	0.3
Losses and other expenses, net	$21.7	$6.8

The increase in realized losses on settled futures contracts in 2015 was attributable to decreases in commodity prices relative to our settled futures contract prices. Additionally, the change in unrealized losses on unsettled futures contracts was primarily due to lower commodity prices relative to the unsettled futures contract prices. For more information on our derivatives, see Note 8 in the Notes to the Consolidated Financial Statements.

Foreign currency exchange losses increased in 2015 primarily due to the Canadian dollar exchange rates. The special legal contingency charges primarily increased for our estimate of costs expected to be incurred for an attempted class action lawsuit. The asbestos-related litigation relates to known and estimated future asbestos matters. The environmental liabilities relate to estimated remediation costs for contamination at some of our facilities. The contractor tax payments relate to a charge for underpaid contractor taxes at one of our non-U.S. subsidiaries. Refer to Note 10 in the Notes to the Consolidated Financial Statements for more information on litigation, including the asbestos charges, and the environmental liabilities.

Restructuring Charges

Restructuring charges were $3 million in 2015 compared to $2 million in 2014. The charges in 2015 and 2014 charges were primarily for projects to realign resources and enhance distribution capabilities in our Refrigeration segment. For more information on our restructuring activities, see Note 16 in the Notes to the Consolidated Financial Statements.

Goodwill

During the fourth quarter we completed a strategic review of our North American supermarket display cases and systems business. As a result, we performed a quantitative impairment analysis for this business unit using the market approach. Based on the results of the quantitative impairment test, we recorded goodwill impairment of $5.5 million. No other indicators of goodwill impairment were identified through December 31, 2015. Also, we did not record any goodwill impairments related to continuing operations in 2014. Refer to Note 4 in the Notes to the Consolidated Financial Statements for more information on goodwill.

Income from Equity Method Investments

Investments over which we do not exercise control but have significant influence are accounted for using the equity method of accounting. Income from equity method investments decreased to $13 million in 2015 compared to $14 million in 2014 due to decreases in earnings from our joint ventures.

Asset Impairment

During the fourth quarter we completed a strategic review of our North American supermarket display cases and systems business. As a result, we performed an impairment analysis using a market approach and determined that intangible and certain long-lived assets relating to our North American supermarket business were impaired and we recorded a charge of $45 million in "Asset Impairment" in the Consolidated Statement of Operations. We did not have any impairments of intangible assets related to continuing operations in 2014.

Interest Expense, net

Net interest expense of $24 million in 2015 increased from $17 million in 2014 primarily due to an increase in our average borrowings.

Income Taxes

The income tax provision was $95 million in 2015 compared to $110 million in 2014, and the effective tax rate was 33.8% in 2015 compared to 34.5% in 2014. Our effective tax rates differ from the statutory federal rate of 35% for certain items, including tax credits, state and local taxes, non-deductible expenses, foreign taxes at rates other than 35% and other permanent tax differences.

Loss from Discontinued Operations

The Loss from discontinued operations related to the Service Experts business sold in March 2013 and the Hearth business sold in April 2012. The $1 million of pre-tax losses incurred in 2015 primarily relate to changes in retained product liabilities and general liabilities for Service Experts and Hearth. In 2014, there were $4 million of pre-tax losses incurred primarily related to changes in retained product liabilities and general liabilities for Service Experts and Hearth.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014 - Results by Segment

Residential Heating & Cooling

The following table presents our Residential Heating & Cooling segment's net sales and profit for 2015 and 2014 (dollars in millions):

	For the Years Ended December 31,
	2015	2014	Difference	% Change
Net sales	$1,866.9	$1,736.5	$130.4	7.5%
Profit	$278.4	$235.8	$42.6	18.1%
% of net sales	14.9%	13.6%

Residential Heating & Cooling net sales increased 8% in 2015 compared to 2014 driven by strong volume increases and favorable price and mix. Sales volume increases contributed 7% and were attributable to industry growth in new construction and replacement markets and market share gains. Benefits of price increases and favorable product mix contributed 2%. Changes in foreign currency exchange rates unfavorably impacted net sales by 1%.

Segment profit in 2015 increased $43 million due to $39 million from material cost savings, $29 million from higher sales volume, and $10 million from favorable price and mix. Partially offsetting these increases were $12 million of unfavorable foreign exchange rates, $10 million in higher distribution expenses related to continued investment in distribution expansion, $10 million of SG&A inflation, and $3 million due to lower factory absorption and higher warranty expenses.

Commercial Heating & Cooling

The following table presents our Commercial Heating & Cooling segment's net sales and profit for 2015 and 2014 (dollars in millions):

	For the Years Ended December 31,
	2015	2014	Difference	% Change
Net sales	$887.2	$878.5	$8.7	1.0%
Profit	$130.4	$124.0	$6.4	5.2%
% of net sales	14.7%	14.1%

Commercial Heating & Cooling net sales increased 1% in 2015 compared to 2014 driven by higher volumes. Net sales increased by 6% due to higher volumes while changes in foreign currency exchange rates unfavorably impacted net sales by 5%.

Segment profit in 2015 increased $6 million compared to 2014. The benefits of $15 million from incremental volume, $14 million from lower material costs and $2 million from higher prices were partially offset by $9 million in unfavorable mix, $4 million for information technology and distribution investments and start-up costs to enter the VRF market, $6 million for unfavorable foreign exchange rates, $5 million of higher SG&A expenses and $1 million from increases in other product costs.

Refrigeration

The following table presents our Refrigeration segment's net sales and profit for 2015 and 2014 (dollars in millions):

	For the Years Ended December 31,
	2015	2014	Difference	% Change
Net sales	$713.3	$752.4	$(39.1)	(5.2)%
Profit	$52.9	$55.4	$(2.5)	(4.5)%
% of net sales	7.4%	7.4%

Refrigeration net sales declined 5% in 2015 compared to 2014 primarily due to an 8% impact from unfavorable foreign exchange rates and a 2% impact from the Australian carbon levy repeal that was effective July 1, 2014. These decreases were partially offset by 4% volume growth, led by our North American supermarket businesses, and price and mix combined contributed 1%.

Segment profit in 2015 compared to 2014 decreased $3 million compared to 2014 primarily due to $14 million from unfavorable mix, predominantly in the North American supermarket business, $9 million lower profitability in our Australia refrigerant business, $1 million of costs related to investments for future growth, $5 million from unfavorable foreign currency exchange rates, and $3 million for higher SG&A expenses. Partially offsetting these decreases were $14 million from material cost savings, $2 million from higher sales volumes, and $13 million from improved factory productivity and lower warranty and other product costs.

Corporate and Other

Corporate and other expenses increased $10 million in 2015 to $84 million from $74 million in 2014 due primarily to higher incentive compensation, general wage inflation, health care costs and currency losses.

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

Gross Profit

Gross profit margins were relatively flat at 26.8% in 2014 compared to 26.9% in 2013. Profit margin increased by 140 bps due to lower material costs and 10 bps for reductions in product warranty costs. Offsetting these increases were decreases of 20 bps from unfavorable mix, 10 bps from lower refrigerant pricing on our Australia wholesale business when compared to the prior year, and 60 bps for investments in distribution and other growth initiatives with the balance from other cost changes.

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

The special legal contingency charges relate to patent litigation which was settled in early 2014. The asbestos-related litigation relates to known and estimated future asbestos matters. The environmental liabilities relate to estimated remediation costs for contamination at some of our facilities. Refer to Note 10 in the Notes to the Consolidated Financial Statements for more information on litigation, including the asbestos charges, and the environmental liabilities.

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

Statement of Cash Flows

The following table summarizes our cash flow activity for the years ended December 31, 2015, 2014 and 2013 (in millions):

	2015	2014	2013
Net cash provided by operating activities	$331.2	$184.8	$210.3
Net cash used in investing activities	(69.8)	(87.3)	(67.3)
Net cash used in financing activities	(248.7)	(89.5)	(150.2)

Net Cash Provided by Operating Activities - Net cash provided by operating activities increased $146 million to $331 million in 2015 compared to $185 million in 2014. This increase was primarily attributable to a decrease in working capital requirements and lower income tax payments in 2015 due to timing of payments, partially offset by lower net income. The majority of the decrease in working capital in 2015 was related to the 2014 increase in working capital requirement related to inventory to support customers in the minimum-efficiency regulatory transition.

Net Cash Used in Investing Activities - Capital expenditures were $70 million, $88 million and $78 million in 2015, 2014 and 2013, respectively. Capital expenditures in 2015 were primarily related to an expansion of manufacturing capacity in Mexico for our Residential Heating & Cooling segment, investments in our North America distribution networks and other investments in systems and software to support the overall enterprise. Net cash used in investing activities for 2013 also included $9 million in net proceeds from the sale of the Service Experts business.

Net Cash Used in Financing Activities - Net cash used in financing activities increased to $249 million in 2015 from $90 million in 2014 primarily due to a decrease in net borrowings and more dividend payments, partially offset by decreased share repurchases. Net borrowings decreased as we repaid debt in 2015 that was used to support the increased stock repurchases and tax payments in 2014. We also used $550 million in 2014 to purchase 5.2 million shares of stock in 2014 and 0.5 million shares of stock in 2015 under our share repurchase plans.

Debt Position

The following table details our lines of credit and financing arrangements as of December 31, 2015 (in millions):

Outstanding Borrowings
Short-Term Debt:
Foreign Obligations	$4.1
Asset Securitization Program (1)	200.0
Total short-term debt	204.1
Current Maturities:
Capital lease obligations	1.2
Domestic credit facility (2)	30.0
Long-Term Debt:
Capital lease obligations	15.6
Domestic credit facility (2)	293.0
Senior unsecured notes	200.0
Total long-term debt	508.6
Total debt	$743.9

(1)
In November 2015, we amended the Asset Securitization Program ("ASP"), extending its term to November 13, 2017 and maintaining the maximum securitization amount range of $180.0 million to $220.0 million, depending on the period. The maximum capacity of the ASP is the lesser of the maximum securitization amount or 100% of the net pool balance less reserves, as defined under the ASP.

(2)
The available future borrowings on our domestic credit facility are $600.1 million after being reduced by the outstanding borrowings and $4.4 million in outstanding standby letters of credit. We also had $40.8 million in outstanding standby letters of credit outside of the domestic credit facility as of December 31, 2015.

Financial Leverage

We periodically review our capital structure, including our primary bank facility, to ensure the appropriate levels of liquidity and leverage and to take advantage of favorable interest rate environments or other market conditions. We consider various other financing alternatives and may, from time to time, access the capital markets.

As of December 31, 2015, our senior credit ratings were Baa3 with a negative outlook, and BBB with a stable outlook, by Moody's Investors Service, Inc. ("Moody's") and Standard & Poor's Rating Group ("S&P"), respectively. The credit ratings are not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating. Our goal is to maintain investment grade ratings from Moody's and S&P to ensure the capital markets remain available to us.

Our debt-to-total-capital ratio decreased to 88.0% at December 31, 2015 compared to 99.0% at December 31, 2014. The decrease in the ratio in 2015 is primarily due to the decrease in our net borrowings. We evaluate our debt-to-EBITDA ratio in order to determine the appropriate targets for share repurchases under our share repurchase programs.

Liquidity

We believe our cash of $39 million, future cash generated from operations and available future borrowings are sufficient to fund our operations, planned capital expenditures, future contractual obligations, share repurchases, anticipated dividends and other needs in the foreseeable future. Included in our cash and cash equivalents of $39 million as of December 31, 2015 was $31 million of cash held in foreign locations. Our cash held in foreign locations is used for investing and operating activities in those locations, and we currently do not have the need or intent to repatriate those funds to the United States. If we were to repatriate this cash, we would be required to accrue and to pay taxes in the United States for the amounts that were repatriated.

No contributions are required to be made to our U.S. defined benefit plans in 2016. We made $3.8 million in contributions to pension plans in 2015.

On May 15, 2015, our Board of Directors approved a 20% increase in our quarterly dividend on common stock from $0.30 to $0.36 per share effective with the July 2015 dividend payment. Dividend payments were $59 million in 2015 compared to $53 million in 2014, with the increase due primarily to the increase in dividends approved by the Board of Directors.

We also continued to increase shareholder value through our share repurchase programs. In 2014, we returned $550 million to our investors through share repurchases. An additional $396 million of repurchases are still available under the programs.

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

As of December 31, 2015, we were in compliance with all covenant requirements. Delaware law limits the ability to pay dividends to surplus or, if there is no surplus, out of net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. In addition, stock repurchases can only be made out of surplus.

Leasing Commitments

On March 22, 2013, we entered into an agreement with a financial institution to renew the lease of our corporate headquarters in Richardson, Texas for a term of approximately six years through March 1, 2019 (the "Lake Park Renewal"). The agreement contains customary lease covenants and events of default as well as financial covenants consistent with our credit agreement and we were in compliance with those covenants as of December 31, 2015. The lease is classified as an operating lease and we realize annualized savings of approximately $2 million in net rent costs from this renewal compared to our previous leasing arrangement.

In 2008, we expanded our Tifton, Georgia manufacturing facility using the proceeds from Industrial Development Bonds (“IDBs”). We entered into a lease agreement with the owner of the property and the issuer of the IDBs, and through our lease payments fund the interest payments to investors in the IDBs. We also guaranteed the repayment of the IDBs and have oustanding letters of credit totaling $14.3 million to fund a potential repurchase of the IDBs in the event investors exercised their right to tender the IDBs to the Trustee. As of December 31, 2015 and 2014, we had a long-term capital lease obligation of $14.3 million related to these transactions.

Refer to Note 10 in the Notes to the Consolidated Financial Statements for more details on our leasing commitments.

Off Balance Sheet Arrangements

In addition to the credit facilities, promissory notes and leasing commitments described above, we also lease real estate and machinery and equipment pursuant to operating leases that are not capitalized on the balance sheet, including high-turnover equipment such as autos and service vehicles and short-lived equipment such as personal computers. Rent expense for these leases was $54 million, $51 million, and $54 million in 2015, 2014, and 2013, respectively. Refer to Notes 10 and 23 of the Notes to the Consolidated Financial Statements for more information on our lease commitments and rent expense, respectively.

Contractual Obligations

Summarized below are our contractual obligations as of December 31, 2015 and their expected impact on our liquidity and cash flows in future periods (in millions):

	Payments Due by Period
	Total	1 Year or Less	1 - 3 Years	3 - 5 Years	More than 5 Years
Total long-term debt obligations (1)	$743.9	$235.3	$263.9	$233.0	$11.7
Estimated interest payments on debt obligations	40.9	18.3	14.4	7.7	0.5
Operating leases	138.3	42.8	57.7	23.3	14.5
Uncertain tax positions (2)	0.4	0.4	—	—	—
Purchase obligations (3)	32.5	32.5	—	—	—
Total contractual obligations	$956.0	$329.3	$336.0	$264.0	$26.7

(1) Contractual obligations related to capital leases are included as part of long-term debt.
(2) The liability for uncertain tax positions includes interest and penalties.
(3) Purchase obligations consist of inventory that is part of our third party logistics programs.

The table above does not include pension, post-retirement benefit and warranty liabilities because it is not certain when these liabilities will be funded. For additional information regarding our contractual obligations, see Notes 10 and 11 of the Notes to the Consolidated Financial Statements. See Note 12 of the Notes to the Consolidated Financial Statements for more information on our pension and post-retirement benefits obligations.

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

Valuation adjustments to reflect either party's creditworthiness and ability to pay were incorporated into our valuations, where appropriate, as of December 31, 2015 and 2014, the measurement dates.

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

Notional amount (pounds of aluminum and copper)	39.9
Carrying amount and fair value of net liability	$13.7
Change in fair value from 10% change in forward prices	$8.4

Refer to Note 8 of the Notes to the Consolidated Financial Statements for additional information regarding our commodity futures contracts.

Interest Rate Risk

Our results of operations can be affected by changes in interest rates due to variable rates of interest on our debt facilities, cash, cash equivalents and short-term investments. A 10% adverse movement in the levels of interest rates across the entire yield curve would have resulted in an increase to pre-tax interest expense of approximately $2.1 million and $0.9 million for the years ended December 31, 2015 and 2014, respectively.

From time to time, we may use an interest rate swap hedging strategy to eliminate the variability of cash flows in a portion of our interest payments. This strategy, when employed, allows us to fix a portion of our interest payments while also taking advantage of historically low interest rates. As of December 31, 2015 and 2014, no interest rate swaps were in effect.

Foreign Currency Exchange Rate Risk

Our results of operations are affected by changes in foreign currency exchange rates. Net sales and expenses in foreign currencies are translated into U.S. dollars for financial reporting purposes based on the average exchange rate for the period. During 2015, 2014 and 2013, net sales from outside the U.S. represented 19.4%, 23.5% and 25.5%, respectively, of our total net sales. For the years ended December 31, 2015 and 2014, foreign currency transaction gains and losses did not have a material impact to our results of operations. A 10% change in foreign exchange rates would have had an estimated $2.5 million and $4.1 million impact to net income for the years ended December 31, 2015 and 2014, respectively.

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

The estimates for self-insurance expense and liabilities involve assumptions about the amount, timing and nature of future claim costs. The amounts and timing of payments for future claims may vary depending on numerous factors, including the development and ultimate settlement of reported and unreported claims. We estimate these amounts actuarially based primarily on our historical claims information, as well as industry factors and trends. To the extent actuarial assumptions change and claims experience differ from historical rates, our liabilities may change. The self-insurance liabilities as of December 31, 2015 represent the best estimate of the future payments to be made on reported and unreported losses. See Note 10 in the Notes to the Consolidated Financial Statements for additional information on our self-insurance expense and liabilities.

Pension Benefits

Over the past several years, we have frozen many of our defined benefit pension and profit sharing plans and replaced them with defined contribution plans. We have a liability for the benefits earned under these inactive plans prior to the date the benefits were frozen. We also have several active defined benefit plans that provide benefits based on years of service. In the years ended December 31, 2015 and December 31, 2014, we contributed $3.8 million and $10 million to our pension plans, respectively.

We make several assumptions to calculate our liability and the expense for these benefit plans, including the discount rate and expected return on assets. We used an assumed discount rate of 4.51% for pension benefits of our U.S.-based plans as of December 31, 2015. Our discount rates were selected using the yield curve for high-quality corporate bonds, which is dependent upon risk-free interest rates and current credit market conditions. In 2015 and 2014, we utilized an assumed long-term rate of return on assets of 7.50% and 8.00%, respectively. These are long-term estimates of equity values and are not dependent on short-term variations of the equity markets. Differences between actual experience and our assumptions are quantified as actuarial gains and losses. These actuarial gains and losses do not immediately impact our earnings as they are deferred in accumulated other comprehensive income (“AOCI”) and are amortized into net periodic benefit cost over the estimated service period. During the fourth quarter of 2014, we adopted the new mortality tables, MP-2014, from the Society of Actuaries, which reflects increasing life expectancies in the United States. In 2015, we adopted the additional revisions to the mortality tables included in MP-2015.

The assumed long-term rate of return on assets and the discount rate have significant effects on the amounts reported for our defined benefit plans. A 25 bps decrease in the long-term rate of return on assets or discount rate would have the following effects (in millions):

	25 Basis Point Decrease in Long-Term Rate of Return	25 Basis Point Decrease in Discount Rate
Increase to net periodic benefit cost for U.S. pension plans	$0.6	$0.6
Increase to the pension benefit obligations for U.S. pension plans	n/a	13.0

Should actual results differ from our estimates and assumptions, revisions to the benefit plan liabilities and the related expenses would be required. Refer to Note 12 in the Notes to the Consolidated Financial Statements for more information on our pension benefits.

Derivative Accounting

We use futures contracts and fixed forward contracts to mitigate our exposure to volatility in commodity prices in the ordinary course of business. Fluctuations in metal commodity prices impact the value of the derivative instruments that we hold. When metal commodity prices rise, the fair value of our futures contracts increases and conversely, when commodity prices fall, the fair value of our futures contracts decreases. We are required to prepare and maintain contemporaneous documentation for futures contracts that are formally designated as cash flow hedges. Our failure to comply with the strict documentation requirements could result in the de-designation of cash flow hedges, which may significantly impact our consolidated financial statements. Refer to "Market Risk" above and to Note 8 in the Notes to the Consolidated Financial Statements for more information on our derivatives.

Goodwill and Intangible Assets

Goodwill is calculated as the excess of cost over fair value of assets from acquired businesses. Goodwill is not amortized, but is reviewed for impairment annually in the fourth quarter and whenever events or changes in circumstances indicate the asset may be impaired. We assign goodwill to the reporting units that benefit from the synergies of our acquisitions. If we reorganize our management structure, the related goodwill is allocated to the affected reporting units based upon the relative fair values of those reporting units. Assets and liabilities, including deferred income taxes, are generally directly assigned to the reporting units. However, certain assets and liabilities, including intellectual property assets, information technology assets and pension, self-insurance and environmental liabilities, are centrally managed and are not allocated to the segments in the normal course of our financial reporting process, and therefore must be assigned to the reporting units based upon appropriate methods. Reporting units that we test are generally equivalent to our business segments, or in some cases one level below. Components that are determined to be reporting units are aggregated when those reporting units share similar economic characteristics. We review our reporting unit structure each year as part of our annual goodwill impairment testing.

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

For those reporting units which require the two-step quantitative goodwill impairment test, we estimate reporting unit fair values using the discounted cash flow approach or the market approach. The discounted cash flows used to estimate fair value are based on assumptions regarding each reporting unit’s estimated projected future cash flows and the estimated weighted-average cost of capital that a market participant would use in evaluating the reporting unit in a purchase transaction. The estimated weighted-average cost of capital is based on the risk-free interest rate and other factors such as equity risk premiums and the ratio of total debt to equity capital. In performing these impairment tests, we take steps to ensure that appropriate and reasonable cash flow projections and assumptions are used. We reconcile our estimated enterprise value to our market capitalization and determine the reasonableness of the cost of capital used by comparing to market data. We also perform sensitivity analyses on the key assumptions used, such as the weighted-average cost of capital and terminal growth rates. Refer to Note 4 of the Notes to the Consolidated Financial Statements for further details.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): which simplifies the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance is effective for annual and interim reporting periods of public entities beginning after December 15, 2015, and early adoption is permitted. We do not expect the adoption of this standard to materially impact our consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740) that simplifies the presentation of deferred taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet. ASU 2015-17 is effective for public companies for annual reporting periods beginning after December 15, 2016, and interim periods within those fiscal years. The guidance may be adopted prospectively or retrospectively and early adoption is permitted. We have chosen early adoption of this standard and have adopted the standard retrospectively. Refer to Note 9 of the Notes to the Consolidated Financial Statements for details of the impact of adoption of this standard.

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

Management, including our Chief Executive Officer and Chief Financial Officer, has undertaken an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included an evaluation of the design of the Company's internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management concluded that as of December 31, 2015, the Company's internal control over financial reporting was effective.

KPMG LLP, the independent registered public accounting firm that audited the Company's consolidated financial statements, has issued an audit report including an opinion on the effectiveness of our internal control over financial reporting as of December 31, 2015, a copy of which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Lennox International Inc.:
We have audited the accompanying consolidated balance sheets of Lennox International Inc. (the Company) and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. In connection with our audits of the consolidated financial statements, we have audited Schedule II - Valuation and Qualifying Accounts and Reserves (the Schedule). We also have audited the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, the Schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements, the Schedule, and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lennox International Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Schedule II - Valuation and Qualifying Accounts and Reserves, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, Lennox International Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) .

/s/ KPMG LLP

Dallas, Texas
February 16, 2016

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In millions, except shares and par values)

	As of December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$38.9	$37.5
Accounts and notes receivable, net of allowances of $6.3 and $7.9 in 2015 and 2014, respectively	422.8	421.4
Inventories, net	418.8	463.3
Other assets	57.7	59.3
Total current assets	938.2	981.5
Property, plant and equipment, net	339.6	358.6
Goodwill	195.1	209.4
Deferred income taxes	145.7	130.0
Other assets, net	61.6	84.8
Total assets	$1,680.2	$1,764.3
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$204.1	$226.6
Current maturities of long-term debt	31.2	24.0
Accounts payable	320.1	324.3
Accrued expenses	242.6	239.0
Income taxes payable	26.0	13.4
Total current liabilities	824.0	827.3
Long-term debt	508.6	675.0
Post-retirement benefits, other than pensions	4.1	4.5
Pensions	120.8	129.9
Other liabilities	121.1	118.6
Total liabilities	1,578.6	1,755.3
Commitments and contingencies
Stockholders' equity
Preferred stock, $.01 par value, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 200,000,000 shares authorized, 87,170,197 shares issued	0.9	0.9
Additional paid-in capital	1,002.4	824.9
Retained earnings	1,146.7	1,022.1
Accumulated other comprehensive income (loss)	(204.7)	(153.5)
Treasury stock, at cost, 42,491,910 shares and 42,535,126 shares for 2015 and 2014, respectively	(1,844.1)	(1,686.0)
Noncontrolling interests	0.4	0.6
Total stockholders’ equity	101.6	9.0
Total liabilities and stockholders' equity	$1,680.2	$1,764.3

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In millions, except per share data)

	For the Years Ended December 31,
	2015	2014	2013
Net sales	$3,467.4	$3,367.4	$3,199.1
Cost of goods sold	2,520.0	2,464.1	2,337.9
Gross profit	947.4	903.3	861.2
Operating expenses:
Selling, general and administrative expenses	580.5	573.7	570.1
Losses and other expenses, net	21.7	6.8	9.3
Restructuring charges	3.2	1.9	5.0
Goodwill impairment	5.5	—	—
Asset impairment	44.5	—	—
Income from equity method investments	(13.4)	(13.8)	(12.2)
Operational income from continuing operations	305.4	334.7	289.0
Interest expense, net	23.6	17.2	14.5
Other expense, net	(0.8)	(0.1)	0.2
Income from continuing operations before income taxes	282.6	317.6	274.3
Provision for income taxes	95.4	109.5	94.4
Income from continuing operations	187.2	208.1	179.9
Discontinued operations:
Loss from discontinued operations before income taxes	(1.0)	(3.7)	(13.3)
Benefit from income taxes	(0.4)	(1.4)	(5.2)
Loss from discontinued operations	(0.6)	(2.3)	(8.1)
Net income	$186.6	$205.8	$171.8

Earnings per share – Basic:
Income from continuing operations	$4.17	$4.35	$3.61
Loss from discontinued operations	(0.01)	(0.05)	(0.16)
Net income	$4.16	$4.30	$3.45

Earnings per share – Diluted:
Income from continuing operations	$4.11	$4.28	$3.55
Loss from discontinued operations	(0.02)	(0.05)	(0.16)
Net income	$4.09	$4.23	$3.39

Average shares outstanding:
Basic	44.9	47.9	49.8
Diluted	45.6	48.6	50.6

Cash dividends declared per share	$1.38	$1.14	$0.92

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In millions)

	For the Years Ended December 31,
	2015	2014	2013
Net income	$186.6	$205.8	$171.8
Other comprehensive income (loss):
Foreign currency translation adjustments	(58.7)	(45.7)	(30.7)
Reclassification of foreign currency translation adjustments into earnings	—	—	(41.1)
Net change in pension and post-retirement benefit liabilities	5.7	(75.9)	56.7
Change in fair value of available-for-sale marketable equity securities	1.2	0.7	(6.8)
Net change in fair value of cash flow hedges	(18.4)	(12.1)	(6.8)
Reclassification of pension and post-retirement benefit losses into earnings	9.7	6.9	9.5
Reclassification of cash flow hedge losses into earnings	12.5	5.7	4.2
Other comprehensive income (loss) before taxes	(48.0)	(120.4)	(15.0)
Tax (expense) benefit	(3.2)	28.0	(23.8)
Other comprehensive income (loss), net of tax	(51.2)	(92.4)	(38.8)
Comprehensive income	$135.4	$113.4	$133.0

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2015, 2014 and 2013
(In millions, except per share data)

	Common Stock Issued		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost		Non-controlling Interests	Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance as of December 31, 2012	87.2	$0.9	$898.3	$744.4	$(22.3)	36.9	$(1,124.5)	$1.5	$498.3
Net income	—	—	—	171.8	—	—	—	—	171.8
Dividends, $0.92 per share	—	—	—	(45.7)	—	—	—	—	(45.7)
Foreign currency translation adjustments	—	—	—	—	(71.8)	—	—	(0.2)	(72.0)
Pension and post-retirement liability changes, net of tax benefit of $24.7	—	—	—	—	41.5	—	—	—	41.5
Change in fair value of available-for-sale marketable equity securities	—	—	—	—	(6.8)	—	—	—	(6.8)
Stock-based compensation expense	—	—	29.5	—	—	—	—	—	29.5
Change in cash flow hedges, net of tax expense of $1.0	—	—	—	—	(1.7)	—	—	—	(1.7)
Treasury shares reissued for common stock	—	—	(3.9)	—	—	(0.5)	5.7	—	1.8
Additional investment in subsidiary	—	—	—	—	—	—	—	(0.5)	(0.5)
Treasury stock purchases	—	—	(17.7)	—	—	1.7	(119.3)	—	(137.0)
Tax benefits of stock-based compensation	—	—	6.5	—	—	—	—	—	6.5
Balance as of December 31, 2013	87.2	0.9	912.7	870.5	(61.1)	38.1	(1,238.1)	0.8	485.7
Net income	—	—	—	205.8	—	—	—	—	205.8
Dividends, $1.14 per share	—	—	—	(54.2)	—	—	—	—	(54.2)
Foreign currency translation adjustments	—	—	—	—	(45.7)	—	—	—	(45.7)
Pension and post-retirement liability changes, net of tax expense of $25.6	—	—	—	—	(43.4)	—	—	—	(43.4)
Change in fair value of available-for-sale marketable equity securities	—	—	—	—	0.7	—	—	—	0.7
Stock-based compensation expense	—	—	23.3	—	—	—	—	—	23.3
Change in cash flow hedges, net of tax benefit of $2.3	—	—	—	—	(4.0)	—	—	—	(4.0)
Treasury shares reissued for common stock	—	—	(5.6)	—	—	(0.8)	7.5	—	1.9
Additional investment in subsidiary	—	—	—	—	—	—	—	(0.2)	(0.2)
Treasury stock purchases	—	—	(117.3)	—	—	5.2	(455.4)	—	(572.7)
Tax benefits of stock-based compensation	—	—	11.8	—	—	—	—	—	11.8
Balance as of December 31, 2014	87.2	0.9	824.9	1,022.1	(153.5)	42.5	(1,686.0)	0.6	9.0
Net income	—	—	—	186.6	—	—	—	—	186.6
Dividends, $1.38 per share	—	—	—	(62.0)	—	—	—	—	(62.0)
Foreign currency translation adjustments	—	—	—	—	(58.7)	—	—	—	(58.7)
Pension and post-retirement liability changes, net of tax benefit of $5.3	—	—	—	—	10.1	—	—	—	10.1
Change in fair value of available-for-sale marketable equity securities	—	—	—	—	1.2	—	—	—	1.2
Stock-based compensation expense	—	—	26.6	—	—	—	—	—	26.6
Change in cash flow hedges, net of tax benefit of $2.1	—	—	—	—	(3.8)	—	—	—	(3.8)
Treasury shares reissued for common stock	—	—	(6.5)	—	—	(0.8)	8.9	—	2.4
Additional investment in subsidiary	—	—	—	—	—	—	—	(0.2)	(0.2)
Treasury stock purchases	—	—	135.0	—	—	0.8	(167.0)	—	(32.0)
Tax benefits of stock-based compensation	—	—	22.4	—	—	—	—	—	22.4
Balance as of December 31, 2015	87.2	$0.9	$1,002.4	$1,146.7	$(204.7)	42.5	$(1,844.1)	$0.4	$101.6
The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS For the Years Ended December 31, 2015, 2014 and 2013 (In millions)

	2015	2014	2013
Cash flows from operating activities:
Net income	$186.6	$205.8	$171.8
Net loss from discontinued operations	0.6	2.3	8.1
Adjustments to reconcile net income to net cash provided by operating activities:
Income from equity method investments	(13.4)	(13.8)	(12.2)
Dividends from affiliates	11.0	9.1	10.3
Restructuring expenses, net of cash paid	—	0.2	0.1
Goodwill impairment	5.5	—	—
Impairment of assets	44.5	—	—
Provision for bad debts	2.8	2.6	3.6
Unrealized losses on derivative contracts	0.8	0.3	0.3
Stock-based compensation expense	26.6	23.3	29.3
Depreciation and amortization	62.8	60.8	58.9
Deferred income taxes	(21.3)	6.1	3.5
Pension costs in excess of (less than) contributions	6.7	(8.0)	1.7
Other items, net	1.0	0.1	4.5
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts and notes receivable	(23.5)	(32.6)	(49.0)
Inventories	28.8	(96.7)	(19.5)
Other current assets	(1.6)	(8.3)	(16.3)
Accounts payable	(2.9)	46.1	(10.9)
Accrued expenses	4.2	6.7	15.4
Income taxes payable and receivable	10.9	(15.9)	21.9
Other, net	1.7	(1.0)	4.4
Net cash used in discontinued operations	(0.6)	(2.3)	(15.6)
Net cash provided by operating activities	331.2	184.8	210.3
Cash flows from investing activities:
Proceeds from the disposal of property, plant and equipment	0.1	1.1	2.4
Purchases of property, plant and equipment	(69.9)	(88.4)	(78.3)
Net proceeds from sale of businesses	—	—	8.6
Net cash used in investing activities	(69.8)	(87.3)	(67.3)
Cash flows from financing activities:
Short-term borrowings, net	(1.7)	1.5	2.0
Asset securitization borrowings	40.0	100.0	330.0
Asset securitization payments	(60.0)	(40.0)	(200.0)
Term loan borrowings from credit facility	—	300.0	—
Long-term debt payments	(24.0)	(2.3)	(1.0)
Borrowings from credit facility	1,671.0	2,073.5	1,425.5
Payments on credit facility	(1,807.5)	(1,908.5)	(1,543.5)
Payments of deferred financing costs	—	(2.2)	—
Additional investment in subsidiary	—	—	(0.5)
Proceeds from employee stock purchases	2.4	2.0	1.8
Repurchases of common stock	—	(550.3)	(125.0)
Repurchases of common stock to satisfy employee withholding tax obligations	(32.0)	(22.4)	(12.0)
Excess tax benefits related to share-based payments	22.4	11.8	6.5
Cash dividends paid	(59.3)	(52.6)	(34.0)
Net cash used in financing activities	(248.7)	(89.5)	(150.2)
Increase (decrease) in cash and cash equivalents	12.7	8.0	(7.2)
Effect of exchange rates on cash and cash equivalents	(11.3)	(8.5)	(6.6)
Cash and cash equivalents, beginning of year	37.5	38.0	51.8
Cash and cash equivalents, end of year	$38.9	$37.5	$38.0

Supplementary disclosures of cash flow information:
Cash paid during the year for:
Interest, net	$23.7	$17.6	$15.7
Income taxes (net of refunds)	$83.2	$105.3	$56.8
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

Inventories

Inventory costs include material, labor, depreciation and plant overhead. Inventories of $212.4 million and $212.9 million as of December 31, 2015 and 2014, respectively, were valued at the lower of cost or market using the last-in, first-out (“LIFO”) cost method. The remainder of inventory is valued at the lower of cost or market with cost determined primarily using either the first-in, first-out (“FIFO”) or average cost methods.

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

Depreciation is computed using the straight-line method over the following estimated useful lives:

Buildings and improvements:
Buildings and improvements	3 to 33 years
Leasehold improvements	1 to 39 years
Machinery and equipment:
Computer hardware	3 to 15 years
Computer software	3 to 10 years
Factory machinery and equipment	1 to 30 years
Research and development equipment	5 to 10 years
Vehicles	3 to 8 years

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

Goodwill

Goodwill represents the excess of cost over fair value of assets from acquired businesses. Goodwill is not amortized, but is reviewed for impairment annually and whenever events or changes in circumstances indicate the asset may be impaired (See Note 4 for additional information on our goodwill). The annual goodwill impairment test was performed during the fourth quarter of 2015.

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

For those reporting units which are evaluated using the two-step quantitative goodwill impairment test, we estimate reporting unit fair values using either the discounted cash flow approach or a market approach. The discounted cash flows used to estimate fair value are based on assumptions regarding each reporting unit’s estimated projected future cash flows and the estimated weighted-average cost of capital that a market participant would use in evaluating the reporting unit in a purchase transaction. The estimated weighted-average cost of capital is based on the risk-free interest rate and other factors such as equity risk premiums and the ratio of total debt to equity capital. In performing these impairment tests, we take steps to ensure that appropriate and reasonable cash flow projections and assumptions are used. We reconcile our estimated enterprise value to our market capitalization and determine the reasonableness of the cost of capital used by comparing to market data. We also perform sensitivity analyses on the key assumptions used, such as the weighted-average cost of capital and terminal growth rates. If market approach is used, it is based on objective evidence of market values.

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

We review our indefinite-lived intangible assets for impairment annually in the fourth quarter and whenever events or changes in circumstances indicate the asset may be impaired. The provisions of the accounting standard for indefinite-lived intangible assets allow us to first assess qualitative factors to determine whether it is necessary to perform a two-step quantitative impairment test. As part of our qualitative assessment, we monitor economic, legal, regulatory and other factors, industry trends, recent and forecasted financial performance of our reporting units and the timing and nature of our restructuring activities for LII as a whole and as they relate to the fair value of the assets. For those intangible assets which are evaluated using the two-step quantitative impairment test, we compare the estimated expected undiscounted future cash flows identified with each intangible asset or related asset group to the carrying amount of such assets. If the expected future cash flows do not exceed the carrying value of the asset or assets being reviewed, an impairment loss is recognized based on the excess of the carrying amount of the impaired assets over their fair value. See Note 4 for additional information on our intangible assets.

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

Self-Insurance

Self-insurance expense and liabilities were actuarially determined based primarily on our historical claims information and industry factors and trends. The self-insurance liabilities as of December 31, 2015 represent the best estimate of the future payments to be made on reported and unreported losses for 2015 and prior years. The amounts and timing of payments for claims reserved may vary depending on various factors, including the development and ultimate settlement of reported and unreported claims. To the extent actuarial assumptions change and claims experience rates differ from historical rates, our liabilities may change. See Note 10 for additional information on our self-insured risks and liabilities.

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

We engage in cooperative advertising, customer rebate, and other miscellaneous programs that result in payments or credits being issued to our customers. We record these customer discounts and incentives as a reduction of sales when the sales are recorded. For certain cooperative advertising programs, we also receive an identifiable benefit (goods or services) in exchange for the consideration given, and, accordingly, record a ratable portion of the expenditure to Selling, general and administrative (“SG&A”) expenses. All other advertising, promotions and marketing costs are expensed as incurred. See Note 23 for more information on these costs.

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

3. Inventories:

The components of inventories are as follows (in millions):

	As of December 31,
	2015	2014
Finished goods	$300.0	$338.2
Work in process	4.2	8.1
Raw materials and parts	178.3	182.6
Total	482.5	528.9
Excess of current cost over last-in, first-out cost	(63.7)	(65.6)
Total inventories, net	$418.8	$463.3

The Company recorded pre-tax loss of $0.2 million in 2015, pre-tax loss of 0.9 million in 2014 and pre-tax income of $0.3 million in 2013 from LIFO inventory liquidations.

4. Goodwill and Intangible Assets:
Goodwill
The changes in the carrying amount of goodwill in 2014 and 2013, in total and by segment, are summarized in the table below (in millions):

Segment:	Balance at December 31, 2013 (2)	Impairment	Other(1)	Balance at December 31, 2014	Impairment	Other(1)	Balance at December 31, 2015
Residential Heating & Cooling	$26.1	$—	$—	$26.1	$—	$—	$26.1
Commercial Heating & Cooling	64.6	—	(2.3)	62.3	—	(1.7)	60.6
Refrigeration	126.1	—	(5.1)	121.0	(5.5)	(7.1)	108.4
	$216.8	$—	$(7.4)	$209.4	$(5.5)	$(8.8)	$195.1

(1) Other consists of changes in foreign currency translation rates.
(2) The goodwill balances in the table above are presented net of accumulated impairment charges of $15.7 million, all of which relate to impairments in periods prior to 2013.

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

A qualitative review of impairment indicators was performed in 2015 for the Residential Heating & Cooling, the Commercial Heating & Cooling segments, and the Refrigeration segments we determined that it was not more likely than not the fair values of our reporting units, individually or collectively, were less than their carrying values. Accordingly, a quantitative impairment analysis was not performed for these segments. During the fourth quarter we completed a strategic review of our North American supermarket display cases and systems business. As a result, we performed a quantitative impairment analysis for this business unit using the market approach. Based on the results of the quantitative impairment test, we recorded impairment of $5.5 million in "Goodwill impairment" in the Consolidated Statement of Operations. No other indicators of goodwill impairment were identified from the date of our annual impairment test through December 31, 2015. Also, we did not record any goodwill impairments related to continuing operations in 2013 or 2014. Refer to Note 17 for information on goodwill related to discontinued operations.

Intangible Assets

As of December 31, 2015 and 2014, there were $4.3 million and $9.4 million, respectively, of indefinite-lived intangible assets recorded in Other assets, net in the accompanying Consolidated Balance Sheets. These intangible assets consisted primarily of trademarks and are not subject to amortization.

Identifiable intangible and other assets subject to amortization were recorded in Other assets, net in the accompanying Consolidated Balance Sheets and were comprised of the following (in millions):

	As of December 31,
	2015			2014
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Deferred financing costs	$5.4	$(2.4)	$3.0	$5.4	$(1.5)	$3.9
Customer relationships (1)	15.9	(14.6)	1.3	42.6	(23.1)	19.5
Patents and others	11.2	(6.3)	4.9	12.0	(7.6)	4.4
Total	$32.5	$(23.3)	$9.2	$60.0	$(32.2)	$27.8
(1) The impairment related to customer relationships has been removed from the gross amount as well as the accumulated amortization, but is included in amortization expense for the year.

Amortization expense related to these intangible and other assets was as follows (in millions):

	For the Years Ended December 31,
	2015	2014	2013
Amortization expense (1)	$3.7	$3.9	$3.9
(1) The impairment related to customer relationships has been removed from the gross amount as well as the accumulated amortization, but is included in amortization expense for the year.

Estimated amortization expense for the next five years and thereafter is as follows (in millions):

Estimated Future Amortization Expense:
2016	$1.3
2017	1.1
2018	1.0
2019	0.9
2020	0.4
Thereafter	4.2

During the fourth quarter we completed a strategic review of our North American supermarket display cases and systems business. As a result, we performed an impairment analysis using a market approach and determined that intangible assets relating to the North American supermarket display case business trade name and its customer relationships were impaired and we recorded a charge of $21.2 million in "Asset impairment" in the Consolidated Statement of Operations. We did not have any impairments of intangible assets related to continuing operations in 2013 or 2014. See Note 17 for information on impairments of intangible assets related to discontinued operations.

5. Property, Plant and Equipment:

Components of Property, plant and equipment, net were as follows (in millions):

	As of December 31,
	2015	2014
Land	$33.9	$38.3
Buildings and improvements	211.8	215.0
Machinery and equipment	699.4	681.8
Capital leases	27.1	27.0
Construction in progress and equipment not yet in service	50.3	50.6
Total	1,022.5	1,012.7
Less accumulated depreciation	(682.9)	(654.1)
Property, plant and equipment, net	$339.6	$358.6

During the fourth quarter we completed a strategic review of our North American supermarket display cases and systems business. As a result, we performed an impairment analysis using a market approach and determined that property, plant and equipment relating to the North American supermarket display case business unit were impaired and we recorded a charge of $23.3 million in "Asset impairment" in the Consolidated Statement of Operations. No impairment charges were recorded in 2014 or 2013.

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

The combined balance of equity method investments included in Other assets, net totaled (in millions):

	As of December 31,
	2015	2014
Equity method investments	$30.3	$30.9

We purchase compressors from our U.S. joint venture for use in certain of our products. The amounts of purchases included in Cost of goods sold in the Consolidated Statements of Operations were as follows (in millions):

	For the Years Ended December 31,
	2015	2014	2013
Purchases of compressors from joint venture	$103.5	$114.7	$96.7

7. Accrued Expenses:

The significant components of Accrued expenses are presented below (in millions):

	As of December 31,
	2015	2014
Accrued compensation and benefits	$67.6	$73.3
Self insurance reserves	9.2	13.0
Deferred income	6.8	11.6
Accrued warranties	26.7	27.3
Accrued product quality reserves	3.5	4.2
Accrued Sales, Use and VAT taxes	11.0	8.7
Accrued rebates and promotions	53.6	45.4
Derivative contracts	14.4	7.4
Other	49.8	48.1
Total Accrued expenses	$242.6	$239.0

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

Cash Flow Hedges

We have commodity futures contracts and foreign exchange forward contracts designated as cash flows hedges that are scheduled to mature through June 30, 2017 and December 31, 2016, respectively. Unrealized gains or losses from our cash flow hedges are included in AOCI and are expected to be reclassified into earnings within the next 18 months based on the prices of the commodities at the settlement dates.

We recorded the following amounts related to our cash flow hedges in AOCI (in millions):

	As of December 31,
	2015	2014
Unrealized losses on unsettled contracts	$13.2	$7.2
Income tax expense (benefit)	(4.8)	(2.6)
Losses included in AOCI, net of tax (1)	$8.4	$4.6

(1) Assuming commodity and foreign currency prices remain constant, we expect to reclassify $8.2 million of derivative losses into earnings within the next 12 months.

We had the following outstanding commodity futures contracts designated as cash flow hedges (in millions of pounds):

	As of December 31,
Notional Amounts	2015	2014
Copper	34.7	29.4

We had the following outstanding foreign exchange forward contracts designated as cash flow hedges (in millions):

	As of December 31,
Notional Amounts (in local currency):	2015	2014
Mexican Peso	201.4	—

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

	As of December 31,
	2015	2014
Copper	3.3	2.9
Aluminum	3.2	2.2
We had the following outstanding foreign currency forward contracts not designated as cash flow hedges (in millions):

	As of December 31,
Notional amounts (in local currency):	2015	2014
Brazilian Real	—	8.7
Mexican Peso	53.0	229.7
Indian Rupee	30.8	—
Euro	3.2	3.6
Russian Ruble	—	80.8
Polish Zloty	25.4	30.6

Information About the Locations and Amounts of Derivative Instruments

The following tables provide the locations and amounts of derivative fair values in the Consolidated Balance Sheets and derivative gains and losses in the Consolidated Statements of Operations (in millions):

	Fair Values of Derivative Instruments as of December 31 (1)
	Derivatives Designated as Hedging Instruments		Derivatives Not Designated as Hedging Instruments
	2015	2014	2015	2014
Current Assets:
Other assets
Commodity futures contracts	$—	$—	$—	$—
Foreign currency forward contracts	—	—	0.2	0.3
Non-Current Assets:
Other assets, net
Commodity futures contracts	—	—	—	—
Foreign currency forward contracts	$—	$—	$—	$—
Total Assets	$—	$—	$0.2	$0.3
Current Liabilities:
Accrued expenses
Commodity futures contracts	$12.5	$6.7	$1.5	$0.7
Foreign currency forward contracts	0.4	—	—	—
Non-Current Liabilities:
Other liabilities
Commodity futures contracts	0.4	0.5	—	0.1
Foreign currency forward contracts	—	—	—	—
Total Liabilities	$13.3	$7.2	$1.5	$0.8

(1) All derivative instruments are classified as Level 2 within the fair value hierarchy. See Note 20 for more information on fair value measurements.

Derivatives in Cash Flow Hedging Relationships
	For the Years Ended December 31,
	2015	2014	2013
Amount of Loss (Gain) Reclassified from AOCI into Income (Effective Portion):
Commodity futures contracts (1)	$12.5	$5.8	$4.2
	$12.5	$5.8	$4.2
Amount of Loss (Gain) Recognized in Income on Derivatives (Ineffective Portion):
Commodity futures contracts (2)	$0.1	$0.1	$0.2

Derivatives Not Designated as Hedging Instruments
	For the Years Ended December 31,
	2015	2014	2013
Amount of Loss (Gain) Recognized in Income on Derivatives:
Commodity futures contracts (2)	$2.5	$1.2	$1.2
Foreign currency forward contracts (2)	0.3	(0.8)	0.1
	$2.8	$0.4	$1.3

(1) The loss (gain) was recorded in Cost of goods sold in the accompanying Consolidated Statements of Operations.
(2) The loss (gain) was recorded in Losses and other expenses, net in the accompanying Consolidated Statements of Operations.

9. Income Taxes:

Our Provision for income taxes from continuing operations consisted of the following (in millions):

	For the Years Ended December 31,
	2015	2014	2013
Current:
Federal	$101.0	$84.3	$71.9
State	13.1	10.1	8.5
Foreign	3.6	9.6	16.2
Total current	117.7	104.0	96.6
Deferred:
Federal	(21.4)	2.3	(4.0)
State	(0.6)	1.0	2.5
Foreign	(0.3)	2.2	(0.7)
Total deferred	(22.3)	5.5	(2.2)
Total provision for income taxes	$95.4	$109.5	$94.4

Income from continuing operations before income taxes was comprised of the following (in millions):

	For the Years Ended December 31,
	2015	2014	2013
Domestic	$276.7	$283.7	$231.1
Foreign	5.9	33.9	43.2
Total	$282.6	$317.6	$274.3

The difference between the income tax provision from continuing operations computed at the statutory federal income tax rate and the financial statement Provision for income taxes is summarized as follows (in millions):

	For the Years Ended December 31,
	2015	2014	2013
Provision at the U.S. statutory rate of 35%	$98.9	$111.2	$96.0
Increase (reduction) in tax expense resulting from:
State income tax, net of federal income tax benefit	8.0	8.8	7.1
Other permanent items	(9.1)	(8.2)	(6.4)
Research tax credit	(0.7)	—	(0.5)
Change in unrecognized tax benefits	(0.9)	0.2	0.7
Change in valuation allowance	(0.6)	0.2	0.7
Foreign taxes at rates other than 35% and miscellaneous other	(0.2)	(2.7)	(3.2)
Total provision for income taxes	$95.4	$109.5	$94.4

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

Deferred tax assets (liabilities) were comprised of the following (in millions):

	As of December 31,
	2015	2014
Gross deferred tax assets:
Warranties	$33.7	$30.9
Loss carryforwards (foreign, U.S. and state)	20.0	23.6
Post-retirement and pension benefits	47.7	50.7
Inventory reserves	9.0	4.4
Receivables allowance	4.1	4.9
Compensation liabilities	19.3	19.6
Deferred income	1.6	1.0
Insurance liabilities	6.3	15.8
Legal reserves	10.9	11.1
Hedges	5.3	2.8
State credits, net of federal effect	8.3	8.8
Other	7.1	9.3
Total deferred tax assets	173.3	182.9
Valuation allowance	(19.9)	(21.2)
Total deferred tax assets, net of valuation allowance	153.4	161.7
Gross deferred tax liabilities:
Depreciation	(2.5)	(10.8)
Intangibles	(2.2)	(11.0)
Other	(3.0)	(9.9)
Total deferred tax liabilities	(7.7)	(31.7)
Net deferred tax assets	$145.7	$130.0

As of December 31, 2015 and 2014, we had $2.6 million and $3.8 million in tax-effected state net operating loss carryforwards, respectively, and $16.1 million and $18.5 million in tax-effected foreign net operating loss carryforwards, respectively. The state and foreign net operating loss carryforwards began expiring in 2014. The deferred tax asset valuation allowance relates primarily to the operating loss carryforwards in various states in the U.S., European and Asian tax jurisdictions. The remainder of the valuation allowance relates to state tax credits which began to expire in 2014.

In assessing whether a deferred tax asset will be realized, we consider whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. We consider the reversal of existing taxable temporary differences, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, we believe it is more likely than not we will realize the benefits of these deductible differences, net of the existing valuation allowances, as of December 31, 2015.

To realize the net deferred tax asset, we will need to generate future foreign taxable income of approximately $60.4 million during the periods in which those temporary differences become deductible. We do not need to generate additional U.S. federal income as we have sufficient carryback capacity to fully realize the federal deferred tax asset. U.S. taxable income for the years ended December 31, 2015 and 2014 was $223.3 million and $214.3 million, respectively.

No provision was made for income taxes which may become payable upon distribution of our foreign subsidiaries' earnings. These earnings were approximately $111.2 million as of December 31, 2015. It is not practicable to estimate the amount of tax that might be payable because our intent is to permanently reinvest these earnings or to repatriate earnings when it is tax effective to do so.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

Balance as of December 31, 2013	$1.7
Increases related to prior year tax positions	0.7
Decreases related to prior year tax positions	(0.7)
Increases related to current year tax positions	—
Settlement	(0.1)
Balance as of December 31, 2014	1.6
Increases related to prior year tax positions	0.5
Decreases related to prior year tax positions	(1.2)
Increases related to current year tax positions	—
Settlement	$(0.4)
Balance as of December 31, 2015	$0.5

Included in the balance of unrecognized tax benefits as of December 31, 2015 are potential benefits of $0.3 million that, if recognized, would affect the effective tax rate on income from continuing operations. As of December 31, 2015, we recognized $0.1 million (net of federal tax benefits) in interest and penalties in income tax expense.

We are currently under examination for our U.S. federal income taxes for 2015 and 2014 and are subject to examination by numerous other taxing authorities in the U.S. and in jurisdictions such as Australia, Belgium, France, Canada, and Germany. We are generally no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by taxing authorities for years before 2010.

Since January 1, 2015, numerous states, including New Mexico, North Carolina, North Dakota, Minnesota, Oregon, Texas and West Virginia enacted legislation effective for tax years beginning on or after January 1, 2015, including changes to rates and apportionment methods. The impact of these changes is immaterial.

In November 2015, the Financial Accounting Standards Board issued Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740). The Board issued this Update as part of its initiative to reduce complexity in accounting standards. To simplify the presentation of deferred income taxes, the Update requires that all deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. The Update is effective for financial statements issued for annual periods beginning after December 15, 2016, but earlier application is permitted. We are adopting this Update retrospectively in the 2015 financial statements and have reclassified the 2014 “Current Asset: Deferred income taxes, net” of $32.5M as part of the non-current asset “Deferred income taxes”.

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

Future annual minimum lease payments and capital lease commitments as of December 31, 2015 were as follows (in millions):

	Operating Leases	Capital Leases
2016	$42.8	$1.2
2017	32.8	0.8
2018	24.9	0.5
2019	15.6	0.2
2020	7.7	—
Thereafter	14.5	14.6
Total minimum lease payments	$138.3	$17.3
Less amount representing interest		0.4
Present value of minimum payments		$16.9

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

Our obligations under the Lake Park Lease are secured by a pledge of our interest in the leased property. The Lake Park Renewal contains customary lease covenants and events of default as well as events of default if (i) indebtedness of $75 million or more is not paid when due, (ii) there is a change of control or (iii) we fail to comply with certain covenants incorporated from our Fifth Amended and Restated Credit Facility Agreement. We were in compliance with these financial covenants as of December 31, 2015.

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

	As of December 31,
	2015	2014
Accrued expenses	$1.3	$1.7
Other liabilities	4.0	4.5
Total environmental accruals	$5.3	$6.2

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

Total product warranty liabilities related to continuing operations are included in the following captions on the accompanying Consolidated Balance Sheets (in millions):

	As of December 31,
	2015	2014
Accrued expenses	$26.7	$27.3
Other liabilities	65.6	59.9
Total product warranty liabilities	$92.3	$87.2

The changes in product warranty liabilities related to continuing operations for the years ended December 31, 2015 and 2014 were as follows (in millions):

Total warranty liability as of December 31, 2013	$81.6
Payments made in 2014	(23.1)
Changes resulting from issuance of new warranties	33.4
Changes in estimates associated with pre-existing liabilities	(3.5)
Changes in foreign currency translation rates and other	(1.2)
Total warranty liability as of December 31, 2014	$87.2
Payments made in 2015	(27.2)
Changes resulting from issuance of new warranties	37.1
Changes in estimates associated with pre-existing liabilities	(2.6)
Changes in foreign currency translation rates and other	(2.2)
Total warranty liability as of December 31, 2015	$92.3

We have incurred, and will likely continue to incur, product costs not covered by insurance or our suppliers’ warranties, which is not included in the estimated warranty liabilities tables immediately above.   Also, to satisfy our customers and protect our brands,  we have repaired or replaced installed products experiencing quality-related issues, and will likely continue such repairs and replacements.   We currently estimate our probable liability for a certain supplier quality issue within a range of $2.5 million and $9.9 million with all amounts in that range equally likely. We have accrued a $2.5 million liability in Accrued expenses on the Consolidated Balance Sheet at December 31, 2015. The supplier is reimbursing the majority of costs related to this liability.

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

Total self-insurance liabilities were included in the following captions on the accompanying Consolidated Balance Sheets (in millions):

	As of December 31,
	2015	2014
Accrued expenses	$9.2	$13.0
Other liabilities	23.9	25.8
Total self-insurance liabilities	$33.1	$38.8

Litigation

We are involved in a number of claims and lawsuits incident to the operation of our businesses. Insurance coverages are maintained and estimated costs are recorded for such claims and lawsuits, including costs to settle claims and lawsuits, based on experience involving similar matters and specific facts known.

Some of these claims and lawsuits allege personal injury or health problems resulting from exposure to asbestos that was integrated into certain of our products. We have never manufactured asbestos and have not incorporated asbestos-containing components into our products for several decades. A substantial majority of asbestos-related claims have been covered by insurance or other forms of indemnity or have been dismissed without payment. The remainder of our closed cases have been resolved for amounts that are not material, individually or in the aggregate. Our defense costs for asbestos-related claims are generally covered by insurance; however, our insurance coverage for settlements and judgments for asbestos-related claims vary depending on several factors, and are subject to policy limits, so we may have greater financial exposure for future settlements and judgments. For the years ended December 31, 2015 and 2014, we recorded expense of $3.0 million and $0.9 million, respectively, net of probable insurance recoveries, for known and future asbestos-related litigation.

It is management's opinion that none of these claims or lawsuits or any threatened litigation will have a material adverse effect on our financial condition, results of operations or cash flows. Claims and lawsuits, however, involve uncertainties and it is possible that their eventual outcome could adversely affect our results of operations in a future period.

11. Lines of Credit and Financing Arrangements:

The following tables summarize our outstanding debt obligations and the classification in the accompanying Consolidated Balance Sheets (in millions):

	As of December 31,
	2015	2014
Short-Term Debt:
Asset Securitization Program	$200.0	$220.0
Foreign obligations	4.1	6.6
Total short-term debt	$204.1	$226.6
Current maturities of long-term debt:
Capital lease obligations	$1.2	$1.5
Domestic credit facility	30.0	22.5
Long-Term Debt:
Capital lease obligations	$15.6	$15.5
Domestic credit facility	293.0	459.5
Senior unsecured notes	200.0	200.0
Total long-term debt	$508.6	$675.0
Total debt	$743.9	$925.6

As of December 31, 2015, the aggregate amounts of required principal payments on total debt were as follows (in millions):

2016	$235.3
2017	231.3
2018	32.6
2019	233.0
2020	—
Thereafter	11.7

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

Foreign Obligations

Through several of our foreign subsidiaries, we have available to us facilities to assist in financing seasonal borrowing needs for our foreign locations. We had $4.1 million and $6.6 million of foreign obligations as of December 31, 2015 and 2014, respectively, that were primarily borrowings under non-committed facilities. Proceeds on these facilities were $79.0 million, $85.3 million and $18.3 million during the years ended December 31, 2015, 2014 and 2013, respectively. Repayments on the facilities were $85.4 million, $87.8 million and $16.3 million during the years ended December 31, 2015, 2014 and 2013, respectively.

Asset Securitization Program

Under the Asset Securitization Program (“ASP”), we are eligible to sell beneficial interests in a portion of our trade accounts receivable to participating financial institutions for cash. The ASP contains a provision whereby we retain the right to repurchase all of the outstanding beneficial interests transferred. Our continued involvement with the transferred assets includes servicing, collection and administration of the transferred beneficial interests. The accounts receivable securitized under the ASP are high-quality domestic customer accounts that have not aged significantly. The receivables represented by the retained interest that we service are exposed to the risk of loss for any uncollectible amounts in the pool of receivables sold under the ASP. The fair values assigned to the retained and transferred interests are based on the sold accounts receivable carrying value given the short term to maturity and low credit risk. The sale of the beneficial interests in our trade accounts receivable are reflected as secured borrowings in the accompanying Consolidated Balance Sheets and proceeds received are included in cash flows from financing activities in the accompanying Consolidated Statements of Cash Flows.

In November 2015, we amended the ASP, extending its term to November 13, 2017 and maintaining the maximum securitization amount range of $180.0 million to $220.0 million, depending on the period. The maximum capacity under the ASP is the lesser of the maximum securitization amount or 100% of the net pool balance less reserves, as defined by the ASP. Eligibility for securitization is limited based on the amount and quality of the qualifying accounts receivable and is calculated monthly. The eligible amounts available and beneficial interests sold were as follows (in millions):

	As of December 31,
	2015	2014
Eligible amount available under the ASP on qualified accounts receivable	$220.0	$220.0
Beneficial interest sold	200.0	220.0
Remaining amount available	$20.0	$—
We pay certain discount fees to use the ASP and to have the facility available to us. These fees relate to both the used and unused portions of the securitization. The used fee is based on the beneficial interest sold and calculated on either the average LIBOR rate or floating commercial paper rate determined by the purchaser of the beneficial interest, plus a program fee of 0.65%. The average rates as of December 31, 2015 and 2014 were 1.06% and 0.79%, respectively. The unused fee is based on 102% of the maximum available amount less the beneficial interest sold and calculated at a 0.33% fixed rate throughout the term of the agreement. In addition, a 0.05% unused fee is charged on incremental available amounts above $180.0 million during certain months of the year. We recorded these fees in Interest expense, net in the accompanying Consolidated Statements of Operations.

The ASP contains certain restrictive covenants relating to the quality of our accounts receivable and cross-default provisions with our Fifth Amended and Restated Credit Facility Agreement ("Domestic Credit Facility"), senior unsecured notes and any other indebtedness we may have over $75.0 million. The administrative agent under the ASP is also a participant in our Domestic Credit Facility. The participating financial institutions have investment grade credit ratings. We continue to evaluate their credit ratings and have no reason to believe they will not perform under the ASP. As of December 31, 2015, we were in compliance with all covenant requirements.

Long-Term Debt

Domestic Credit Facility

On November 13, 2014, we replaced our $650 million Domestic Revolving Credit Facility with a $950 million Domestic Credit Facility, which consists of a $650 million revolving credit facility and a $300 million term loan and matures in November 2019. Under our Domestic Credit Facility, we had outstanding borrowings of $323.0 million, of which $277.5 million was the term loan balance, as well as $4.4 million committed to standby letters of credit as of December 31, 2015. Subject to covenant limitations, $600.1 million was available for future borrowings. The unsecured term loan also matures on the Maturity Date and requires quarterly principal repayments of $7.5 million. The revolving credit facility allows up to $150 million of letters of credit to be issued and also includes a subfacility for swingline loans of up to $65 million. Additionally, at our request and subject to certain conditions, the commitments under the Domestic Credit Facility may be increased by a maximum of $350 million as long as existing or new lenders agree to provide such additional commitments.

Our weighted average borrowing rate on the facility was as follows:

	As of December 31,
	2015	2014
Weighted average borrowing rate	1.90%	1.88%
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

If any event of default occurs and is continuing, lenders with a majority of the aggregate commitments may require the administrative agent to terminate our right to borrow under our Domestic Credit Facility and accelerate amounts due under our Domestic Credit Facility (except for a bankruptcy event of default, in which case such amounts will automatically become due and payable and the lenders’ commitments will automatically terminate). As of December 31, 2015, we were in compliance with all covenant requirements.

Senior Unsecured Notes

We issued $200.0 million of senior unsecured notes in May 2010 through a public offering. Interest is paid semiannually on May 15 and November 15 at a fixed interest rate of 4.90% per annum. These notes mature on May 15, 2017. The notes are guaranteed, on a senior unsecured basis, by each of our domestic subsidiaries that guarantee payment by us of any indebtedness under our Domestic Credit Facility. The indenture governing the notes contains covenants that, among other things, limit our ability and the ability of the subsidiary guarantors to: create or incur certain liens; enter into certain sale and leaseback transactions; enter into certain mergers, consolidations and transfers of substantially all of our assets; and transfer certain properties. The indenture also contains a cross default provision which is triggered if we default on other debt of at least $75 million in principal which is then accelerated, and such acceleration is not rescinded within 30 days of the notice date. As of December 31, 2015, we were in compliance with all covenant requirements.

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

Defined Contribution Plans

We recorded the following expenses related to our contributions to the defined contribution plans (in millions):

	For the Years Ended December 31,
	2015	2014	2013
Contributions to defined contribution plans (1)	$16.1	$14.8	$13.7

(1) A contribution of $0.4 million was included in Loss from discontinued operations for the year ended December 31, 2013. No contributions were included in Loss from discontinued operations in 2015 and 2014.

Pension and Post-retirement Benefit Plans

The following tables set forth amounts recognized in our financial statements and the plans' funded status for our pension and post-retirement benefit plans (dollars in millions):

	Pension Benefits		Other Benefits
	2015	2014	2015	2014
Accumulated benefit obligation	$409.2	$439.6	N/A	N/A

Changes in projected benefit obligation:
Benefit obligation at beginning of year	$446.5	$374.6	$5.4	$6.0
Service cost	4.8	4.2	—	—
Interest cost	17.2	17.7	0.2	0.2
Plan participants' contributions	—	—	0.5	0.6
Amendments	0.1	—	—	—
Other	—	—	—	—
Actuarial (gain) loss	(29.6)	77.0	0.1	0.6
Effect of exchange rates	(5.2)	(4.3)	—	—
Divestiture	—	—	—	—
Settlements and curtailments	(0.8)	(0.8)	—	—
Benefits paid	(17.6)	(21.9)	(1.3)	(2.0)
Benefit obligation at end of year	$415.4	$446.5	$4.9	$5.4

Changes in plan assets:
Fair value of plan assets at beginning of year	$315.0	$302.8	$—	$—
Actual gain (loss) return on plan assets	(3.2)	23.3	—	—
Employer contribution	3.8	14.5	0.8	1.4
Plan participants' contributions	—	—	0.5	0.6
Effect of exchange rates	(4.2)	(2.9)	—	—
Divestiture	—	—	—	—
Plan settlements	(0.8)	(0.8)	—	—
Benefits paid	(17.6)	(21.9)	(1.3)	(2.0)
Fair value of plan assets at end of year	293.0	315.0	—	—
Funded status / net amount recognized	$(122.4)	$(131.5)	$(4.9)	$(5.4)

Net amount recognized consists of:
Current liability	$(1.6)	$(1.6)	$(0.8)	$(0.9)
Non-current liability	(120.8)	(129.9)	(4.1)	(4.5)
Net amount recognized	$(122.4)	$(131.5)	$(4.9)	$(5.4)

	For the Years Ended December 31,
	2015	2014
Pension plans with a benefit obligation in excess of plan assets:
Projected benefit obligation	$404.5	$446.5
Accumulated benefit obligation	398.4	439.6
Fair value of plan assets	281.8	315.0

Our U.S.-based pension plans comprised approximately 89% of the projected benefit obligation and 88% of plan assets as of December 31, 2015.

	Pension Benefits			Other Benefits
	2015	2014	2013	2015	2014	2013
Components of net periodic benefit cost as of December 31:
Service cost	$4.8	$4.2	$5.2	$—	$—	$—
Interest cost	17.2	17.7	16.2	0.2	0.2	0.2
Expected return on plan assets	(21.4)	(22.7)	(20.7)	—	—	—
Amortization of prior service cost	0.2	0.3	0.4	(3.1)	(3.1)	(3.1)
Recognized actuarial loss	9.5	6.6	9.2	1.5	1.5	1.5
Settlements and curtailments	0.4	0.4	1.5	—	—	—
Net periodic benefit cost (1)	$10.7	$6.5	$11.8	$(1.4)	$(1.4)	$(1.4)

(1) Pension expense of $0.2 million was included in Loss for discontinued operations for the year ended December 31, 2013. No pension expense was included in Loss from discontinued operations in 2014 or 2015.

The following table sets forth amounts recognized in AOCI and Other comprehensive income (loss) in our financial statements for 2015 and 2014 (in millions):

	Pension Benefits		Other Benefits
	2015	2014	2015	2014
Amounts recognized in AOCI:
Prior service costs	$(1.2)	$(1.3)	$15.0	$18.1
Actuarial loss	(214.7)	(231.8)	(18.4)	(19.8)
Subtotal	(215.9)	(233.1)	(3.4)	(1.7)
Deferred taxes	78.7	84.7	1.3	0.6
Net amount recognized	$(137.2)	$(148.4)	$(2.1)	$(1.1)
Changes recognized in other comprehensive income (loss):
Adjustment to OCI due to reclassification	$—	$—	$—	$—
Current year prior service costs	0.1	—	—	—
Current year actuarial (gain) loss	(5.0)	75.9	0.1	0.6
Effect of exchange rates	(2.2)	(1.8)	—	—
Amortization of prior service (costs) credits	(0.3)	(0.3)	3.1	3.1
Amortization of actuarial loss	(9.9)	(7.0)	(1.5)	(1.5)
Total recognized in other comprehensive income (loss)	$(17.3)	$66.8	$1.7	$2.2
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$(6.6)	$73.3	$0.3	$0.8

The estimated prior service (costs) credits and actuarial losses that will be amortized from AOCI in 2015 are $(0.3) million and $(8.6) million, respectively, for pension benefits and $3.1 million and $(1.4) million, respectively, for other benefits.

The following tables set forth the weighted-average assumptions used to determine Benefit Obligations and Net Periodic Benefit Cost for the U.S.-based plans in 2015 and 2014:

	Pension Benefits		Other Benefits
	2015	2014	2015	2014
Weighted-average assumptions used to determine benefit obligations as of December 31:
Discount rate	4.51%	4.04%	3.55%	3.23%
Rate of compensation increase	4.23%	4.23%	—	—

	Pension Benefits			Other Benefits
	2015	2014	2013	2015	2014	2013
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate	3.97%	4.88%	3.97%	3.23%	3.57%	2.72%
Expected long-term return on plan assets	7.50%	8.00%	8.00%	—	—	—
Rate of compensation increase	4.23%	4.23%	4.23%	—	—	—

The following tables set forth the weighted-average assumptions used to determine Benefit Obligations and Net Periodic Benefit Cost for the non-U.S.-based plans in 2015 and 2014:

	Pension Benefits
	2015	2014
Weighted-average assumptions used to determine benefit obligations as of December 31:
Discount rate	3.59%	3.45%
Rate of compensation increase	3.7%	3.66%

	Pension Benefits
	2015	2014	2013
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate	4.12%	4.38%	4.12%
Expected long-term return on plan assets	5.22%	6.32%	6.05%
Rate of compensation increase	3.48%	3.31%	3.48%

To develop the expected long-term rate of return on assets assumption for the U.S. plans, we considered the historical returns and the future expectations for returns for each asset category, as well as the target asset allocation of the pension portfolio and the effect of periodic balancing. These results were adjusted for the payment of reasonable expenses of the plan from plan assets. This resulted in the selection of the 7.5% long-term rate of return on assets assumption. A similar process was followed for the non-U.S.-based plans.

To select a discount rate for the purpose of valuing the plan obligations for the U.S. plans, we performed an analysis in which the duration of projected cash flows from defined benefit and retiree healthcare plans was matched with a yield curve based on the appropriate universe of high-quality corporate bonds that were available. We used the results of the yield curve analysis to select the discount rate that matched the duration and payment stream of the benefits in each plan. This resulted in the selection of the 4.58% discount rate assumption for the U.S. qualified pension plans, 3.92% for the U.S. non-qualified pension plans, and 3.55% for the other benefits. A similar process was followed for the non-U.S.-based plans.

Assumed health care cost trend rates have an effect on the amounts reported for our healthcare plan. The following table sets forth the healthcare trend rate assumptions used:

	2015	2014
Assumed health care cost trend rates as of December 31:
Health care cost trend rate assumed for next year	7.00%	7.50%
Rate to which the cost rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2020	2020

A one percentage-point change in assumed healthcare cost trend rates would have the following effects (in millions):

	1-Percentage-Point Increase	1-Percentage-Point Decrease
Effect on total of service and interest cost	$—	$—
Effect on the post-retirement benefit obligation	0.2	(0.2)

Expected future benefit payments are shown in the table below (in millions):

	For the Years Ended December 31,
	2016	2017	2018	2019	2020	2021-2025
Pension benefits	$18.4	$18.8	$19.3	$19.8	$20.5	$145.8
Other benefits	0.8	0.7	0.6	0.6	0.5	1.5

Pension Plan Assets

We believe asset returns can be optimized at an acceptable level of risk by adequately diversifying the plan assets between equity and fixed income. In the first quarter of 2014, in order to increase diversification, we changed the targeted allocations for our plan assets. The target allocations for fixed income, money market, cash and guaranteed investment contracts investments remained unchanged at 58%, targeted equity investment allocations remained unchanged at 42%. Our exposure to International equity remained unchanged at 17% of total assets and our exposure to domestic equity remained unchanged at 25%. These categories are further diversified among various asset classes including high yield and emerging markets debt, and international and emerging markets equities in order to avoid significant concentrations of risk. Our U.S. pension plan represents 88%, our Canadian pension plan 6%, and our United Kingdom (“U.K.”) pension plan 6% of the total fair value of our plan assets as of December 31, 2015.

Our U.S. pension plans' weighted-average asset allocations as of December 31, 2015 and 2014, by asset category, are as follows:

	Plan Assets as of December 31,
Asset Category:	2015	2014
U.S. equity	27.1%	28.3%
International equity	17.7%	17.1%
Fixed income	53.8%	52.6%
Money market/cash	1.4%	2.0%
Total	100.0%	100.0%

U.S. pension plan assets are invested within the following range targets:

Asset Category:	Target
U.S. equity	25.0%
International equity	17.0%
Fixed income	56.0%
Money market/cash/guaranteed investment contracts	2.0%

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

The fair values of our pension plan assets, by asset category, are as follows (in millions):

	Fair Value Measurements as of December 31, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Asset Category:
Cash and cash equivalents	3.8	—	—	3.8
Commingled pools / Collective Trusts:
U.S. equity (1)	—	69.7	—	69.7
International equity (2)	—	45.5	—	45.5
Fixed income (3)	—	138.1	—	138.1
Balanced pension trust: (4)
International equity	—	4.7	—	4.7
Fixed income	—	12.1	—	12.1
Pension fund:
International equity (5)	—	11.0	—	11.0
Fixed income (6)	—	8.1	—	8.1
Total	3.8	289.2	—	293.0

	Fair Value Measurements as of December 31, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Asset Category:
Cash and cash equivalents	5.8	—	—	5.8
Commingled pools / Collective Trusts:
U.S. equity (1)	—	78.0	—	78.0
International equity (2)	—	47.3	—	47.3
Fixed income (3)	—	145.4	—	145.4
Balanced pension trust: (4)
International equity	—	4.7	—	4.7
Fixed income	—	14.2	—	14.2
Pension fund:
International equity (5)	—	11.4	—	11.4
Fixed income (6)	—	8.2	—	8.2
Total	5.8	309.2	—	315.0

Additional information about assets measured at Net Asset Value (“NAV”) per share (in millions):

	As of December 31, 2015
	Fair Value	Redemption Frequency (if currently eligible)	Redemption Notice Period
Asset Category:
Commingled pools / Collective Trusts:
U.S. equity (1)	$69.7	Daily	5 days
International equity (2)	45.5	Daily	5 days
Fixed income (3)	138.1	Daily	5-15 days
Balanced pension trust: (4)
International equity	4.7	Daily	3-5 days
Fixed income	12.1	Daily	3-5 days
Pension fund:
International equity (5)	11.0	Daily	1-7 days
Fixed income (6)	8.1	Daily	1-7 days
Total	$289.2

	As of December 31, 2014
	Fair Value	Redemption Frequency (if currently eligible)	Redemption Notice Period
Asset Category:
Commingled pools / Collective Trusts:
U.S. equity (1)	$78.0	Daily	5 days
International equity (2)	47.3	Daily	5 days
Fixed income (3)	145.4	Daily	5-15 days
Balanced pension trust: (4)
International equity	4.7	Daily	3-5 days
Fixed income	14.2	Daily	3-5 days
Pension fund:
International equity (5)	11.4	Daily	1-7 days
Fixed income (6)	8.2	Daily	1-7 days
Total	$309.2

(1)	This category includes investments primarily in U.S. equity securities that include large, mid and small capitalization companies.
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

13. Comprehensive Income:

The following table provides information on items not reclassified in their entirety from AOCI to Net Income in the accompanying Consolidated Statements of Operations (in millions):

	For the Years Ended December 31,
AOCI Component	2015	2014	Affected Line Item(s) in the Consolidated Statements of Operations
Losses on cash flow hedges:
Commodity derivative contracts	$(12.5)	$(5.8)	Cost of goods sold
Income tax benefit	4.4	2.0	Provision for income taxes
Net of tax	$(8.1)	$(3.8)

Defined Benefit Plan Items:
Pension and Post-Retirement Benefits costs	$(9.7)	$(6.9)	Cost of goods sold; Selling, general and administrative expenses
Income tax benefit	3.4	2.4	Provision for income taxes
Net of tax	$(6.3)	$(4.5)

Total reclassifications from AOCI	$(14.4)	$(8.3)

The following tables provide information on changes in AOCI, by component (net of tax), for the years ended December 31, 2015 and 2014 (in millions):

	Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Securities	Defined Benefit Plan Items	Foreign Currency Translation Adjustments	Total AOCI
Balance as of December 31, 2014	$(4.6)	$3.2	$(149.4)	$(2.7)	$(153.5)
Other comprehensive income (loss) before reclassifications	(11.9)	1.2	3.8	(58.7)	(65.6)
Amounts reclassified from AOCI	8.1	—	6.3	—	14.4
Net other comprehensive income (loss)	(3.8)	1.2	10.1	(58.7)	(51.2)
Balance as of December 31, 2015	$(8.4)	$4.4	$(139.3)	$(61.4)	$(204.7)

	Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Securities	Defined Benefit Plan Items	Foreign Currency Translation Adjustments	Total AOCI
Balance as of December 31, 2013	$(0.6)	$2.5	$(106.0)	$43.0	$(61.1)
Other comprehensive income (loss) before reclassifications	(7.8)	0.7	(47.9)	(45.7)	(100.7)
Amounts reclassified from AOCI	3.8	—	4.5	—	8.3
Net other comprehensive income (loss)	(4.0)	0.7	(43.4)	(45.7)	(92.4)
Balance as of December 31, 2014	$(4.6)	$3.2	$(149.4)	$(2.7)	$(153.5)

14. Stock-Based Compensation:

Stock-based compensation expense related to continuing operations was included in Selling, general and administrative expenses in the accompanying Consolidated Statements of Operations as follows (in millions):

	For the Years Ended December 31,
	2015	2014	2013
Compensation expense(1)	$26.6	$23.3	$29.3

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

As of December 31, 2015, awards for 20.5 million shares of common stock had been granted, net of cancellations and repurchases, and there were 3.8 million shares available for future issuance.

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

Performance share units are classified as equity awards. Compensation expense is recognized on an earnings curve over the period and is based on the expected number of units to be earned and the fair value of the stock at the date of grant. The fair value of units is calculated as the average of the high and low market price of the stock on the date of grant discounted by the expected dividend rate over the service period. The number of units expected to be earned will be adjusted in future periods as necessary to reflect changes in the estimated number of award to be issued and, upon vesting, the actual number of units awarded. Our practice is to issue new shares of common stock or utilize treasury stock to satisfy performance share unit distributions.

The following table provides information on our performance share units:

	For the Years Ended December 31,
	2015	2014	2013
Compensation expense for performance share units (in millions)	$13.6	$11.5	$17.1
Weighted-average fair value of grants, per share	$126.31	$88.26	$78.00
Payout ratio for shares paid	200.0%	153.2%	86.9%

A summary of the status of our undistributed performance share units as of December 31, 2015, and changes during the year then ended, is presented below (in millions, except per share data):

	Shares	Weighted- Average Grant Date Fair Value per Share
Undistributed performance share units as of December 31, 2014	0.8	$49.47
Granted	0.1	126.31
Adjustments to shares paid based on payout ratio	0.1	48.64
Distributed	(0.4)	31.78
Forfeited	—	—
Undistributed performance share units as of December 31, 2015 (1)	0.6	$67.91

(1) Undistributed performance share units include approximately 0.3 million units with a weighted-average grant date fair value of $94.23 per share that had not yet vested and 0.3 million units that have vested but were not yet distributed.

As of December 31, 2015, we had $16.0 million of total unrecognized compensation cost related to non-vested performance share units that is expected to be recognized over a weighted-average period of 2.2 years. Our estimated forfeiture rate for these performance share units was 16.5% as of December 31, 2015.

The total fair value of performance share units distributed and the resulting tax deductions to realize tax benefits were as follows (in millions):

	For the Years Ended December 31,
	2015	2014	2013
Fair value of performance share units distributed	$44.9	$19.6	$9.9
Realized tax benefits from tax deductions	$17.1	$7.5	$3.8

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

The following table provides information on our restricted stock units (in millions, except per share data):

	For the Years Ended December 31,
	2015	2014	2013
Compensation expense for restricted stock units	$8.3	$7.0	$6.8
Weighted-average fair value of grants, per share	$126.15	$88.26	$77.26

A summary of our non-vested restricted stock units as of December 31, 2015 and changes during the year then ended is presented below (in millions, except per share data):

	Shares	Weighted- Average Grant Date Fair Value per Share
Non-vested restricted stock units as of December 31, 2014	0.4	$69.09
Granted	0.1	126.15
Distributed	(0.2)	49.11
Forfeited	—	—
Non-vested restricted stock units as of December 31, 2015	0.3	$94.23

As of December 31, 2015, we had $16.0 million of total unrecognized compensation cost related to non-vested restricted stock units that is expected to be recognized over a weighted-average period of 2.4 years. Our estimated forfeiture rate for restricted stock units was 17.6% as of December 31, 2015.

The total fair value of restricted stock units vested and the resulting tax deductions to realize tax benefits were as follows (in millions):

	For the Years Ended December 31,
	2015	2014	2013
Fair value of restricted stock units vested	$19.7	$19.5	$11.1
Realized tax benefits from tax deductions	7.5	7.4	4.3

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

The following table provides information on our stock appreciation rights (in millions, except per share data):

	For the Years Ended December 31,
	2015	2014	2013
Compensation expense for stock appreciation rights	$4.7	$4.8	$5.4
Weighted-average fair value of grants, per share	22.74	19.55	18.76

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

The fair value of the stock appreciation rights granted in 2015, 2014 and 2013 were estimated on the date of grant using the following assumptions:

	2015	2014	2013
Expected dividend yield	1.61%	1.75%	1.36%
Risk-free interest rate	1.36%	1.27%	1.12%
Expected volatility	23.78%	29.60%	31.50%
Expected life (in years)	4.00	4.04	4.02

A summary of our stock appreciation rights as of December 31, 2015, and changes during the year then ended, is presented below (in millions, except per share data):

	Shares	Weighted-Average Exercise Price per Share
Outstanding stock appreciation rights as of December 31, 2014	1.5	$56.20
Granted	0.2	131.87
Exercised	(0.4)	40.09
Forfeited	—	—
Outstanding stock appreciation rights as of December 31, 2015	1.3	$72.54
Exercisable stock appreciation rights as of December 31, 2015	0.9	$53.91

The following table summarizes information about stock appreciation rights outstanding as of December 31, 2015 (in millions, except per share data and years):

	Stock Appreciation Rights Outstanding			Stock Appreciation Rights Exercisable
Range of Exercise Prices	Shares	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value	Shares	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
$34.06 to $46.78	0.4	2.33	$35.2	0.4	2.3	$35.2
$51.11 to $81.14	0.5	4.5	$28.3	0.4	4.4	$25.1
$92.64 to $126.31	0.4	6.0	$7.6	0.1	6.0	$2.5

As of December 31, 2015, we had $8.2 million of unrecognized compensation cost related to non-vested stock appreciation rights that is expected to be recognized over a weighted-average period of 2.3 years. Our estimated forfeiture rate for stock appreciation rights was 15.0% as of December 31, 2015.

The total intrinsic value of stock appreciation rights exercised and the resulting tax deductions to realize tax benefits were as follows (in millions):

	For the Years Ended December 31,
	2015	2014	2013
Intrinsic value of stock appreciation rights exercised	$27.3	$27.3	$16.7
Realized tax benefits from tax deductions	$10.4	$10.4	$6.4

Employee Stock Purchase Plan

Under the 2012 Employee Stock Purchase Plan (“ESPP”), all employees who meet certain service requirements are eligible to purchase our common stock through payroll deductions at the end of three month offering periods. The purchase price for such shares is 95% of the fair market value of the stock on the last day of the offering period. A maximum of 2.5 million shares is authorized for purchase until the ESPP plan termination date of May 10, 2022, unless terminated earlier at the discretion of the Board of Directors. Employees purchased approximately 18,000 shares under the ESPP during the year ended December 31, 2015. Approximately 2.4 million shares remain available for purchase under the ESPP as of December 31, 2015.

15. Stock Repurchases:

Our Board of Directors has authorized a total of $1.4 billion towards the repurchase of shares of our common stock (collectively referred to as the "Share Repurchase Plans"), including a $700.0 million share repurchase authorization in October 2014, and a $300.0 million share repurchase authorization in December 2012. The Share Repurchase Plans authorize open market repurchase transactions and do not have a stated expiration date. As of December 31, 2015, $396.2 million of shares may still be repurchased under the Share Repurchase Plans.

On October 20, 2014, we announced our plans for a new $450.0 million accelerated share repurchase program (the "ASR"). For the years ended December 31, 2015 and 2014, the final number of shares repurchased under the Share Repurchase Plans, including repurchases under the ASR, was 0.5 million shares in 2015 and 5.2 million in 2014 for a total of $550.3 million.

We also repurchased 0.3 million shares for $32.0 million and 0.2 million shares for $22.4 million for the years ended December 31, 2015 and 2014, respectively, from employees who surrendered their shares to satisfy minimum tax withholding obligations upon the vesting of stock-based compensation awards.

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

Restructuring Activities in 2015

Information regarding the restructuring charges for all ongoing activities are presented in the table below (in millions):

	Incurred in 2015	Incurred to Date	Total Expected to be Incurred
Severance and related expense	$2.6	$9.5	$9.5
Asset write-offs and accelerated depreciation	0.3	2.1	2.1
Equipment moves	—	—	—
Lease termination	0.2	0.2	0.2
Other	0.1	2.0	2.0
Total	$3.2	$13.8	$13.8
While restructuring charges are excluded from our calculation of segment profit (loss), the table below presents the restructuring charges associated with each segment (in millions):

	Incurred in 2015	Incurred to Date	Total Expected to be Incurred
Residential Heating & Cooling	$(0.6)	$0.9	$0.9
Commercial Heating & Cooling	—	0.9	0.9
Refrigeration	3.8	12.0	12.0
Corporate & Other	—	—	—
Total	$3.2	$13.8	$13.8

Restructuring accruals are included in Accrued expenses in the accompanying Consolidated Balance Sheets. The activity within the restructuring accruals is summarized in the tables below (in millions):

Description of Reserves:	Balance as of December 31, 2014	Charged to Earnings	Cash Utilization	Non-Cash Utilization and Other	Balance as of December 31, 2015
Severance and related expense	$1.5	$2.6	$(2.9)	$(0.5)	$0.7
Asset write-offs and accelerated depreciation	0.1	0.3	(0.2)	(0.2)	—
Equipment moves	—	—	—	—	—
Lease termination	—	0.2	—	—	0.2
Other	—	0.1	(0.1)	—	—
Total restructuring reserves	$1.6	$3.2	$(3.2)	$(0.7)	$0.9

Description of Reserves:	Balance as of December 31, 2013	Charged to Earnings	Cash Utilization	Non-Cash Utilization and Other	Balance as of December 31, 2014
Severance and related expense	$1.6	$1.4	$(1.5)	$—	$1.5
Asset write-offs and accelerated depreciation	—	0.3	—	(0.2)	0.1
Equipment moves	—	—	—	—	—
Lease termination	—	—	—	—	—
Other	—	0.2	(0.2)	—	—
Total restructuring reserves	$1.6	$1.9	$(1.7)	$(0.2)	$1.6

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

Service Experts

A summary of net sales and pre-tax gains and losses for the Service Experts business is detailed below (in millions):

	For the Years Ended December 31,
	2015	2014	2013
Net sales (1)	$—	$—	$73.5
Pre-tax operating income (loss) (1)	(0.4)	2.6	(15.1)
Gain on sale of business	—	—	1.4

(1) Excludes eliminations of intercompany sales and any associated profit.

There were no assets or liabilities related to the Service Experts business included in the accompanying Consolidated Balance Sheets as of December 31, 2015, 2014 or 2013.

Hearth

A summary of net sales and pre-tax gains and losses for the Hearth business is detailed below (in millions):

	For the Years Ended December 31,
	2015	2014	2013
Net sales (1)	$—	$—	$—
Pre-tax operating income (loss) (1)	(0.3)	(6.3)	0.5
Loss on sale of business	—	—	—
(1) Excludes eliminations of intercompany sales and any associated profit.

There were no assets or liabilities related to the Hearth business included in the accompanying Consolidated Balance Sheets as of December 31, 2015, 2014 or 2013.

18. Earnings Per Share:

Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net income by the sum of the weighted-average number of shares and the number of equivalent shares assumed outstanding, if dilutive, under our stock-based compensation plans.

The computations of basic and diluted earnings per share for Income from continuing operations were as follows (in millions, except per share data):

	For the Years Ended December 31,
	2015	2014	2013
Net income	$186.6	$205.8	$171.8
Add: Loss from discontinued operations	0.6	2.3	8.1
Income from continuing operations	$187.2	$208.1	$179.9

Weighted-average shares outstanding – basic	44.9	47.9	49.8
Add: Potential effect of diluted securities attributable to stock-based payments	0.7	0.7	0.8
Weighted-average shares outstanding – diluted	45.6	48.6	50.6

Earnings per share - Basic:
Income from continuing operations	$4.17	$4.35	$3.61
Loss from discontinued operations	(0.01)	(0.05)	(0.16)
Net income	$4.16	$4.30	$3.45

Earnings per share - Diluted:
Income from continuing operations	$4.11	$4.28	$3.55
Loss from discontinued operations	(0.02)	(0.05)	(0.16)
Net income	$4.09	$4.23	$3.39
The following stock appreciation rights were outstanding but not included in the diluted earnings per share calculation because the assumed exercise of such rights would have been anti-dilutive (in millions, except for per share data):

	For the Years Ended December 31,
	2015	2014	2013
Weighted-average number of shares	—	0.3	0.1
Price ranges per share	$—	$81.11 - $92.64	$81.11 - $81.14

19. Reportable Business Segments:

Description of Segments

We operate in three reportable business segments of the heating, ventilation, air conditioning and refrigeration (“HVACR”) industry. Our segments are organized primarily by the nature of the products and services we provide. The following table describes each segment:

Segment	Products or Services	Markets Served	Geographic Areas
Residential Heating & Cooling	Furnaces, air conditioners, heat pumps, packaged heating and cooling systems, indoor air quality equipment, comfort control products, replacement parts	Residential Replacement; Residential New Construction	United States Canada
Commercial Heating & Cooling	Unitary heating and air conditioning equipment, applied systems, controls, installation and service of commercial heating and cooling equipment	Light Commercial	United States Canada Europe
Refrigeration	Condensing units, unit coolers, fluid coolers, air- cooled condensers, air handlers, process chillers, controls, compressorized racks, supermarket display cases and systems	Light Commercial; Food Preservation; Non-Food/Industrial	United States Canada Europe Asia Pacific South America

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

Net sales and segment profit (loss) by segment, along with a reconciliation of segment profit (loss) to Income from continuing operations before income taxes, are shown below (in millions):

	For the Years Ended December 31,
	2015	2014	2013
Net Sales (1)
Residential Heating & Cooling	$1,866.9	$1,736.5	$1,583.2
Commercial Heating & Cooling	887.2	878.5	844.4
Refrigeration	713.3	752.4	771.5
	$3,467.4	$3,367.4	$3,199.1
Segment Profit (Loss) (2)
Residential Heating & Cooling	$278.4	$235.8	$180.1
Commercial Heating & Cooling	130.4	124.0	118.1
Refrigeration	52.9	55.4	90.2
Corporate and other	(84.1)	(74.3)	(87.9)
Subtotal that includes segment profit and eliminations	377.6	340.9	300.5
Reconciliation to income from continuing operations before income taxes:
Special product quality adjustments	(2.2)	(1.4)	(2.3)
Items in Losses and other expenses, net that are excluded from segment profit (loss) (2)	15.6	4.7	8.8
Restructuring charges	3.2	1.9	5.0
Interest expense, net	23.6	17.2	14.5
Goodwill impairment	5.5	—	—
Asset impairment	44.5	—	—
One time inventory write down	5.6	1.0	—
Other expense, net	(0.8)	(0.1)	0.2
Income from continuing operations before income taxes	$282.6	$317.6	$274.3

(1) On a consolidated basis, no revenue from transactions with a single customer were 10% or greater of our consolidated net sales for any of the periods presented.
(2) The Company defines segment profit and loss as a segment's income or loss from continuing operations before income taxes included in the accompanying Consolidated Statements of Operations, excluding:

•	Special product quality adjustments;

•	The following items in Losses and other expenses, net:

◦	Net change in unrealized gains and/or losses on unsettled futures contracts,

◦	Special legal contingency charges,

◦	Asbestos-related litigation,

◦	Environmental liabilities, and

◦	Other items, net;

•	Restructuring charges;

•	Goodwill, long-lived asset, and equity method investment impairments;

•	Interest expense, net;

•	One time inventory write down; and

•	Other expense, net.

The assets in the Corporate and other segment primarily consist of cash, short-term investments and deferred tax assets. Assets recorded in the operating segments represent those assets directly associated with those segments.

Total assets by segment are shown below (in millions):

	As of December 31,
	2015	2014	2013
Total Assets:
Residential Heating & Cooling	$628.3	$632.3	$500.0
Commercial Heating & Cooling	363.6	353.4	346.3
Refrigeration	444.9	551.5	572.0
Corporate and other	243.4	227.1	208.4
Assets for continuing operations	1,680.2	1,764.3	1,626.7
Discontinued operations (See Note 17)	—	—	—
Total assets	$1,680.2	$1,764.3	$1,626.7

Total capital expenditures by segment are shown below (in millions):

	For the Years Ended December 31,
	2015	2014	2013
Capital Expenditures:
Residential Heating & Cooling	$28.1	$39.4	$34.2
Commercial Heating & Cooling	8.6	14.1	11.2
Refrigeration	11.4	15.8	16.5
Corporate and other	21.8	19.1	16.4
Total capital expenditures (1)	$69.9	$88.4	$78.3

(1) Includes amounts recorded under capital leases. There were no significant new capital leases in 2015, 2014 or 2013.

Depreciation and amortization expenses by segment are shown below (in millions):

	For the Years Ended December 31,
	2015	2014	2013
Depreciation and Amortization:
Residential Heating & Cooling	$20.7	$20.7	$20.5
Commercial Heating & Cooling	9.7	9.3	9.0
Refrigeration	15.5	16.3	15.3
Corporate and other	16.9	14.5	14.1
Total depreciation and amortization	$62.8	$60.8	$58.9

The equity method investments are shown below (in millions):

	For the Years Ended December 31,
	2015	2014	2013
Income from Equity Method Investments:
Refrigeration	$2.8	$2.5	$2.5
Residential	10.6	11.3	9.7
Total income from equity method investments	$13.4	$13.8	$12.2

Geographic Information

Net sales for each major geographic area in which we operate are shown below (in millions):

	For the Years Ended December 31,
	2015	2014	2013
Net Sales to External Customers by Point of Shipment:
United States	$2,793.4	$2,576.4	$2,382.0
Canada	217.7	236.3	232.3
International	456.3	554.7	584.8
Total net sales to external customers	$3,467.4	$3,367.4	$3,199.1

Property, plant and equipment, net for each major geographic area in which we operate, based on the domicile of our operations, are shown below (in millions):

	As of December 31,
	2015	2014	2013
Property, Plant and Equipment, net:
United States	$224.8	$243.4	$230.3
Mexico	60.0	52.4	39.7
Canada	1.2	0.6	0.6
International	53.6	62.2	64.9
Total Property, plant and equipment, net	$339.6	$358.6	$335.5

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

Where available, the fair values were based upon quoted prices in active markets. However, if quoted prices were not available, then the fair values were based upon quoted prices for similar assets or liabilities or independently sourced market parameters, such as credit default swap spreads, yield curves, reported trades, broker/dealer quotes, interest rates and benchmark securities. For assets and liabilities without observable market activity, if any, the fair values were based upon discounted cash flow methodologies incorporating assumptions that, in our judgment, reflect the assumptions a marketplace participant would use. Valuation adjustments to reflect either party's creditworthiness and ability to pay were incorporated into our valuations, where appropriate, as of December 31, 2015 and 2014, the measurement dates. The methodologies used to determine the fair value of our financial assets and liabilities as of December 31, 2015 were the same as those used as of December 31, 2014.

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

Marketable Equity Securities

The following table presents the fair values of an investment in marketable equity securities, related to publicly traded stock of a non-U.S. company, recorded in Other assets, net in the accompanying Consolidated Balance Sheets (in millions):

	As of December 31,
	2015	2014
Quoted Prices in Active Markets for Identical Assets (Level 1):
Investment in marketable equity securities	$6.5	$5.3

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

The fair value of our senior unsecured notes in Long-term debt was based on the amount of future cash flows using current market rates for debt instruments of similar maturities and credit risk. The following table presents the fair value for our senior unsecured notes in Long-term debt (in millions):

	As of December 31,
	2015	2014
Quoted Prices in Active Markets for Similar Instruments (Level 2):
Senior unsecured notes	$207.3	$210.6

21. Selected Quarterly Financial Information (unaudited):

The following tables provide information on Net sales, Gross profit, Net income, Earnings per share and Cash dividends declared per share by quarter (in millions, except per share data):

	Net Sales (1)		Gross Profit (1)		Net Income (Loss) (1)
	2015	2014	2015	2014	2015	2014
First Quarter	$685.8	$695.4	$163.0	$168.1	$13.9	$19.9
Second Quarter	992.5	960.7	283.4	262.6	81.2	73.9
Third Quarter	955.0	898.4	273.4	247.1	80.3	67.4
Fourth Quarter	834.1	812.8	227.6	225.4	11.2	44.6

	Basic Earnings (Loss) per Share (2)		Diluted Earnings (Loss) per Share (2)		Cash Dividends per Common Share
	2015	2014	2015	2014	2015	2014
First Quarter	$0.31	$0.41	$0.31	$0.40	$0.30	$0.24
Second Quarter	1.80	1.51	1.78	1.49	0.36	0.30
Third Quarter	1.78	1.40	1.76	1.38	0.36	0.30
Fourth Quarter	0.25	0.98	0.25	0.96	0.36	0.30

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

Summary of 2015 Quarterly Results

The following unusual or infrequent pre-tax items were included in the 2015 quarterly results:

1st Quarter. No significant unusual or infrequent items.

2nd Quarter. No significant unusual or infrequent items.

3rd Quarter. No significant unusual or infrequent items.

4th Quarter. We recorded goodwill impairment and asset impairment charges of $5.5 million and $44.5 million, respectively, to our North American supermarket display case business. Refer to Notes 4 and 5 for more information related to our impairment charges.

Summary of 2014 Quarterly Results

The following unusual or infrequent pre-tax items were 2014 included in the quarterly results:

1st Quarter. No significant unusual or infrequent items.

2nd Quarter. No significant unusual or infrequent items.

3rd Quarter. We recorded restructuring charges of $1 million for a new project to realign resources and enhance distribution capabilities. Refer to Note 16 for more information related to our restructuring activities.

4th Quarter. We recorded restructuring charges of $.6 million for our project to realign resources and enhance distribution capabilities.

22. Losses and Other Expenses, net:

Losses and other expenses, net in our Consolidated Statements of Operations were as follows (in millions):

	For the Years Ended December 31,
	2015	2014	2013
Realized losses on settled futures contracts	$1.9	$0.8	$1.0
Foreign currency exchange losses	3.6	1.6	0.5
Losses (gains) on disposal of fixed assets	0.6	(0.3)	(1.0)
Net change in unrealized losses (gains) on unsettled futures contracts	0.6	0.6	0.4
Asbestos-related litigation	3.0	0.9	6.3
Acquisition expenses	1.0	—	0.2
Special legal contingency charges	7.4	0.9	1.2
Environmental liabilities	1.0	2.0	—
Contractor tax payments	2.6	—	—
Other items, net	—	0.3	0.7
Losses and other expenses, net	$21.7	$6.8	$9.3

23. Supplemental Information:

Below is information about expenses included in our Consolidated Statements of Operations (in millions):

	For the Years Ended December 31,
	2015	2014	2013
Research and development	$62.3	$60.7	$53.7
Advertising, promotions and marketing (1)	42.5	41.9	45.2
Cooperative advertising expenditures (2)	13.7	13.1	10.9
Rent expense (3)	53.5	50.5	53.5
(1) Includes advertising, promotions and marketing costs related to discontinued operations of $4.1 million for the year ended December 31, 2013. No advertising costs related to discontinued operations were recorded for the years ended December 31, 2015 and 2014. Cooperative advertising expenditures were not included in these amounts.
(2) Cooperative advertising expenditures were included in Selling, general and administrative expenses in the Consolidated Statements of Operations.
(3) Includes rent expense related to discontinued operations of $4.5 million for the year ended December 31, 2013. No rent costs related to discontinued operations were recorded for the year ended December 31, 2015 and 2014.

Interest Expense, net

The components of Interest expense, net in our Consolidated Statements of Operations were as follows (in millions):

	For the Years Ended December 31,
	2015	2014	2013
Interest expense, net of capitalized interest	$25.2	$18.9	$16.5
Interest income	1.6	1.7	2.0
Interest expense, net	$23.6	$17.2	$14.5

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

Condensed consolidating financial statements of the Company, its Guarantor Subsidiaries and Non-Guarantor Subsidiaries as of December 31, 2015 and December 31, 2014 and for the years ended December 31, 2015, 2014 and 2013 are shown on the following pages.

Condensed Consolidating Balance Sheets
As of December 31, 2015
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$0.5	$7.8	$30.6	$—	$38.9
Accounts and notes receivable, net	—	25.9	396.9	—	422.8
Inventories, net	—	324.3	98.9	(4.4)	418.8
Other assets	3.3	46.9	67.4	(59.9)	57.7
Total current assets	3.8	404.9	593.8	(64.3)	938.2
Property, plant and equipment, net	—	261.8	77.8	—	339.6
Goodwill	—	134.9	60.2	—	195.1
Investment in subsidiaries	879.0	337.6	(0.6)	(1,216.0)	—
Deferred income taxes	5.4	126.6	28.4	(14.7)	145.7
Other assets, net	4.3	38.2	20.6	(1.5)	61.6
Intercompany receivables (payables), net	(278.6)	253.3	25.3	—	—
Total assets	$613.9	$1,557.3	$805.5	$(1,296.5)	$1,680.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$—	$204.1	$—	$204.1
Current maturities of long-term debt	30.0	0.8	0.4	—	31.2
Accounts payable	16.1	237.9	66.1	—	320.1
Accrued expenses	15.8	176.7	50.1	—	242.6
Income taxes payable	(43.0)	106.6	37.9	(75.5)	26.0
Total current liabilities	18.9	522.0	358.6	(75.5)	824.0
Long-term debt	493.0	15.1	0.5	—	508.6
Post-retirement benefits, other than pensions	—	4.1	—	—	4.1
Pensions	—	111.9	8.9	—	120.8
Other liabilities	0.4	114.4	10.5	(4.2)	121.1
Total liabilities	512.3	767.5	378.5	(79.7)	1,578.6
Commitments and contingencies
Total stockholders' equity	101.6	789.8	427.0	(1,216.8)	101.6
Total liabilities and stockholders' equity	$613.9	$1,557.3	$805.5	$(1,296.5)	$1,680.2

Condensed Consolidating Balance Sheets
As of December 31, 2014
(In millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$1.0	$11.5	$25.0	$—	$37.5
Accounts and notes receivable, net	—	12.3	409.1	—	421.4
Inventories, net	—	350.6	119.7	(7.0)	463.3
Other assets	3.6	45.7	67.2	(57.2)	59.3
Total current assets	4.6	420.1	621.0	(64.2)	981.5
Property, plant and equipment, net	—	269.0	89.6	—	358.6
Goodwill	—	140.4	69.0	—	209.4
Investment in subsidiaries	978.1	263.5	(0.6)	(1,241.0)	—
Deferred income taxes	3.3	118.1	23.2	(14.6)	130.0
Other assets, net	5.2	61.0	20.1	(1.5)	84.8
Intercompany receivables (payables), net	(280.4)	302.4	(22.0)	—	—
Total assets	$710.8	$1,574.5	$800.3	$(1,321.3)	$1,764.3
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$—	$226.6	$—	$226.6
Current maturities of long-term debt	22.5	1.2	0.3	—	24.0
Accounts payable	13.4	237.8	73.1	—	324.3
Accrued expenses	9.0	175.5	54.5	—	239.0
Income taxes payable	(3.7)	34.7	47.5	(65.1)	13.4
Total current liabilities	41.2	449.2	402.0	(65.1)	827.3
Long-term debt	659.5	15.3	0.2	—	675.0
Post-retirement benefits, other than pensions	—	4.5	—	—	4.5
Pensions	—	117.6	12.3	—	129.9
Other liabilities	1.1	118.7	11.7	(12.9)	118.6
Total liabilities	701.8	705.3	426.2	(78.0)	1,755.3
Commitments and contingencies
Total stockholders' equity	9.0	869.2	374.1	(1,243.3)	9.0
Total liabilities and stockholders' equity	$710.8	$1,574.5	$800.3	$(1,321.3)	$1,764.3

Condensed Consolidating Statements of Operations and Comprehensive Income
For the Year Ended December 31, 2015
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$2,950.6	$701.8	$(185.0)	$3,467.4
Cost of goods sold	—	2,150.9	556.4	(187.3)	2,520.0
Gross profit	—	799.7	145.4	2.3	947.4
Operating expenses:
Selling, general and administrative expenses	—	485.6	94.9	—	580.5
Losses and other expenses, net	0.7	13.7	7.5	(0.2)	21.7
Restructuring charges	—	(0.5)	3.7	—	3.2
Goodwill impairment	—	5.5	—	—	5.5
Asset impairment	—	44.5	—	—	44.5
Income from equity method investments	(201.8)	(5.9)	(10.5)	204.8	(13.4)
Operational income from continuing operations	201.1	256.8	49.8	(202.3)	305.4
Interest expense, net	22.4	(2.0)	3.2	—	23.6
Other expense, net	—	—	(0.8)	—	(0.8)
Income from continuing operations before income taxes	178.7	258.8	47.4	(202.3)	282.6
Provision for income taxes	(7.8)	87.9	14.3	1.0	95.4
Income from continuing operations	186.5	170.9	33.1	(203.3)	187.2
Loss from discontinued operations	—	—	(0.6)	—	(0.6)
Net income	$186.5	$170.9	$32.5	$(203.3)	$186.6
Other comprehensive income (loss)	$(3.5)	$(3.3)	$(40.4)	$(4.0)	$(51.2)
Comprehensive Income	$183.0	$167.6	$(7.9)	$(207.3)	$135.4

Condensed Consolidating Statements of Operations and Comprehensive Income
For the Year Ended December 31, 2014
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,775.7	$818.0	$(226.3)	$3,367.4
Cost of goods sold	—	2,057.8	628.3	(222.0)	2,464.1
Gross profit	—	717.9	189.7	(4.3)	903.3
Operating expenses:
Selling, general and administrative expenses	—	454.5	119.2	—	573.7
Losses and other expenses, net	—	3.2	3.6	—	6.8
Restructuring charges	—	0.4	1.5	—	1.9
Income from equity method investments	(216.4)	(25.4)	(11.3)	239.3	(13.8)
Operational income from continuing operations	216.4	285.2	76.7	(243.6)	334.7
Interest expense, net	16.0	(3.0)	4.2	—	17.2
Other expense, net	—	—	(0.1)	—	(0.1)
Income from continuing operations before income taxes	200.4	288.2	72.6	(243.6)	317.6
Provision for income taxes	(5.6)	91.7	24.9	(1.5)	109.5
Income from continuing operations	206.0	196.5	47.7	(242.1)	208.1
Loss from discontinued operations	—	—	(2.3)	—	(2.3)
Net income	$206.0	$196.5	$45.4	$(242.1)	$205.8
Other comprehensive income (loss)	$(4.1)	$(51.2)	$(34.8)	$(2.3)	$(92.4)
Comprehensive income	$201.9	$145.3	$10.6	$(244.4)	$113.4

Condensed Consolidating Statements of Operations and Comprehensive Income
For the Year Ended December 31, 2013
(In millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$2,557.9	$837.0	$(195.8)	$3,199.1
Cost of goods sold	—	1,900.9	632.8	(195.8)	2,337.9
Gross profit	—	657.0	204.2	—	861.2
Operating expenses:
Selling, general and administrative expenses	—	437.1	133.0	—	570.1
Losses and other expenses, net	1.1	7.9	0.3	—	9.3
Restructuring charges	—	2.9	2.1	—	5.0
Income from equity method investments	(181.7)	(26.4)	(9.7)	205.6	(12.2)
Operational income from continuing operations	180.6	235.5	78.5	(205.6)	289.0
Interest expense, net	14.0	(2.1)	2.6	—	14.5
Other expense, net	—	—	0.2	—	0.2
Income from continuing operations before income taxes	166.6	237.6	75.7	(205.6)	274.3
Provision for income taxes	(5.2)	73.7	25.9	—	94.4
Income from continuing operations	171.8	163.9	49.8	(205.6)	179.9
Loss from discontinued operations	—	—	(8.1)	—	(8.1)
Net income	$171.8	$163.9	$41.7	$(205.6)	$171.8
Other comprehensive income (loss)	$(38.8)	$36.3	$(6.1)	$(30.2)	$(38.8)
Comprehensive Income	$133.0	$200.2	$35.6	$(235.8)	$133.0

Condensed Consolidating Statements of Cash Flows
For the Year Ended December 31, 2015
(In millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:	$226.9	$49.3	$55.0	$—	$331.2
Cash flows from investing activities:
Proceeds from the disposal of property, plant and equipment	—	0.1	—	—	0.1
Purchases of property, plant and equipment	—	(60.2)	(9.7)	—	(69.9)
Net cash used in investing activities	—	(60.1)	(9.7)	—	(69.8)
Cash flows from financing activities:
Short-term borrowings, net	—	—	(1.7)	—	(1.7)
Asset securitization borrowings	—	—	40.0	—	40.0
Asset securitization payments	—	—	(60.0)	—	(60.0)
Borrowings from credit facility	1,671.0	—	—	—	1,671.0
Long-term debt payments	(22.5)	(1.2)	(0.3)	—	(24.0)
Payments on credit facility	(1,807.5)	—	—	—	(1,807.5)
Proceeds from employee stock purchases	2.4	—	—	—	2.4
Repurchases of common stock to satisfy employee withholding tax obligations	(32.0)	—	—	—	(32.0)
Excess tax benefits related to share-based payments	22.4	—	—	—	22.4
Intercompany debt	(9.4)	7.1	2.3	—	—
Intercompany financing activity	7.5	1.2	(8.7)	—	—
Cash dividends paid	(59.3)				(59.3)
Net cash provided by (used in) financing activities	(227.4)	7.1	(28.4)	—	(248.7)
Increase (decrease) in cash and cash equivalents	(0.5)	(3.7)	16.9	—	12.7
Effect of exchange rates on cash and cash equivalents	—	—	(11.3)	—	(11.3)
Cash and cash equivalents, beginning of year	1.0	11.5	25.0	—	37.5
Cash and cash equivalents, end of year	$0.5	$7.8	$30.6	$—	$38.9

Condensed Consolidating Statements of Cash Flows
For the Year Ended December 31, 2014
(In millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:	$328.8	$(97.2)	$(46.8)	$—	$184.8
Cash flows from investing activities:
Proceeds from the disposal of property, plant and equipment	—	1.0	0.1	—	1.1
Purchases of property, plant and equipment	—	(70.5)	(17.9)	—	(88.4)
Net cash used in investing activities	—	(69.5)	(17.8)	—	(87.3)
Cash flows from financing activities:
Short-term borrowings, net	—	—	1.5	—	1.5
Asset securitization borrowings	—	—	100.0	—	100.0
Asset securitization payments	—	—	(40.0)	—	(40.0)
Term loan borrowings from credit facility	300.0	—	—	—	300.0
Long-term debt payments	—	(1.9)	(0.4)	—	(2.3)
Borrowings from credit facility	2,073.5	—	—	—	2,073.5
Payments on credit facility	(1,908.5)	—	—	—	(1,908.5)
Payments of deferred financing costs	(2.2)	—	—	—	(2.2)
Proceeds from employee stock purchases	2.0	—	—	—	2.0
Repurchases of common stock	(550.3)	—	—	—	(550.3)
Repurchases of common stock to satisfy employee withholding tax obligations	(22.4)	—	—	—	(22.4)
Excess tax benefits related to share-based payments	11.8	—	—	—	11.8
Intercompany debt	(0.1)	4.7	(4.6)	—	—
Intercompany financing activity	(180.1)	164.9	15.2	—	—
Cash dividends paid	(52.6)	—	—	—	(52.6)
Net cash provided by (used in) financing activities	(328.9)	167.7	71.7	—	(89.5)
Increase (decrease) in cash and cash equivalents	(0.1)	1.0	7.1	—	8.0
Effect of exchange rates on cash and cash equivalents	—	—	(8.5)	—	(8.5)
Cash and cash equivalents, beginning of year	1.1	10.5	26.4	—	38.0
Cash and cash equivalents, end of year	$1.0	$11.5	$25.0	$—	$37.5

Condensed Consolidating Statements of Cash Flows
For the Year Ended December 31, 2013
(In millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:	$(30.4)	$328.4	$(87.7)	$—	$210.3
Cash flows from investing activities:
Proceeds from the disposal of property, plant and equipment	—	2.4	—	—	2.4
Purchases of property, plant and equipment	—	(55.8)	(22.5)	—	(78.3)
Net Proceeds from sale of business	5.3	—	3.3	—	8.6
Net cash used in investing activities	5.3	(53.4)	(19.2)	—	(67.3)
Cash flows from financing activities:
Short-term borrowings, net	—	—	2.0	—	2.0
Asset securitization borrowings	—	—	330.0	—	330.0
Asset securitization payments	—	—	(200.0)	—	(200.0)
Long-term debt payments	—	(0.7)	(0.3)	—	(1.0)
Borrowings from revolving credit facility	1,425.5	—	—	—	1,425.5
Payments on revolving credit facility	(1,543.5)	—	—	—	(1,543.5)
Proceeds from employee stock purchases	1.8	—	—	—	1.8
Additional investment in subsidiary	—	—	(0.5)	—	(0.5)
Repurchases of common stock	(125.0)	—	—	—	(125.0)
Repurchases of common stock to satisfy employee withholding tax obligations	(12.0)	—	—	—	(12.0)
Excess tax benefits related to share-based payments	6.5	—	—	—	6.5
Intercompany debt	(26.8)	12.3	14.5	—	—
Intercompany financing activity	332.7	(289.5)	(43.2)	—	—
Cash dividends paid	(34.0)	—	—	—	(34.0)
Net cash provided by (used in) financing activities	25.2	(277.9)	102.5	—	(150.2)
Decrease in cash and cash equivalents	0.1	(2.9)	(4.4)	—	(7.2)
Effect of exchange rates on cash and cash equivalents	—	—	(6.6)	—	(6.6)
Cash and cash equivalents, beginning of year	1.0	13.4	37.4	—	51.8
Cash and cash equivalents, end of year	$1.1	$10.5	$26.4	$—	$38.0

25. Subsequent Events:

On February 10, 2016, the Company entered into a Fixed Dollar Accelerated Share Repurchase Transaction (the “ASR Agreement”) with Merrill Lynch International (“Merrill Lynch”), acting through its agent, Merrill Lynch, Pierce, Fenner and Smith Incorporated to effect an accelerated stock buyback of the Company’s common stock (the “Common Stock”).

Under the ASR Agreement, on February 10, 2016, the Company will pay Merrill Lynch an initial purchase price of $200 million, and Merrill Lynch will deliver to the Company a total of approximately 1.3 million shares of Common Stock, representing approximately 75% of the shares expected to be purchased under the ASR Agreement.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our current management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2015, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting

See “Management's Report on Internal Control Over Financial Reporting” included in Item 8 “Financial Statements and Supplementary Data.”

Attestation Report of the Independent Registered Public Accounting Firm

See “Report of Independent Registered Public Accounting Firm” included in Item 8 “Financial Statements and Supplementary Data.”

Changes in Internal Control Over Financial Reporting

There were no changes during the fourth quarter ended December 31, 2015 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information in the sections of our 2015 Proxy Statement captioned “Proposal 1: Election of Directors, “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance” is incorporated in this Item 10 by reference. Part I, Item 1 “Business - Executive Officers of the Company” of this Annual Report on Form 10-K identifies our executive officers and is incorporated in this Item 10 by reference.

Item 11. Executive Compensation

The sections of our 2015 Proxy Statement captioned “Executive Compensation,” “Director Compensation,” “Corporate Governance - Compensation and Human Resource Committee” and “Certain Relationships and Related Party Transactions - Compensation Committee Interlocks and Insider Participation” are incorporated in this Item 11 by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The sections of our 2015 Proxy Statement captioned “Equity Compensation Plan Information” and “Ownership of Common Stock” are incorporated in this Item 12 by reference. Also, refer to Note 14 in the Notes to the Consolidated Financial Statements

for additional information about our equity compensation plans.

Item 13. Certain Relationships and Related Transactions and Director Independence

The sections of our 2015 Proxy Statement captioned “Corporate Governance - Director Independence and - Board Committees” and “Certain Relationships and Related Party Transactions” are incorporated in this Item 13 by reference.

Item 14. Principal Accounting Fees and Services

The section of our 2015 Proxy Statement captioned “Proposal 2: Ratification of the Appointment of Independent Registered Public Accounting Firm” is incorporated in this Item 14 by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Financial Statements

The following financial statements are included in Part II, Item 8 of the Annual Report on Form 10-K:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2015 and 2014

•	Consolidated Statements of Operations for the Years Ended December 31, 2015, 2014 and 2013

•	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2015, 2014 and 2013

•	Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2015, 2014 and 2013

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, 2014 and 2013

•	Notes to the Consolidated Financial Statements for the Years Ended December 31, 2015, 2014 and 2013

Financial Statement Schedules

The financial statement schedule included in this Annual Report on Form 10-K is Schedule II - Valuation and Qualifying Accounts and Reserves for the Years Ended December 31, 2015, 2014 and 2013 (see Schedule II immediately following the signature page of this Annual Report on Form 10-K).

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

LENNOX INTERNATIONAL INC.

By: /s/ Todd M. Bluedorn
                            Todd M. Bluedorn
February 16, 2016                 Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ TODD M. BLUEDORN	Chief Executive Officer and Chairman of the Board of Directors	February 16, 2016
Todd M. Bluedorn	(Principal Executive Officer)

/s/ JOSEPH W. REITMEIER	Executive Vice President and Chief Financial Officer	February 16, 2016
Joseph W. Reitmeier	(Principal Financial Officer)

/s/ ROY A. RUMBOUGH	Vice President, Controller and Chief Accounting Officer	February 16, 2016
Roy A. Rumbough	(Principal Accounting Officer)

/s/ TODD J. TESKE	Lead Director	February 16, 2016
Todd J. Teske

/s/ JANET K. COOPER	Director	February 16, 2016
Janet K. Cooper

/s/ C.L. (JERRY) HENRY	Director	February 16, 2016
C.L. (Jerry) Henry

/s/ JOHN E. MAJOR	Director	February 16, 2016
John E. Major

/s/ JOHN W. NORRIS, III	Director	February 16, 2016
John W. Norris, III

/s/ KAREN H. QUINTOS	Director	February 16, 2016
Karen. H. Quintos

/s/ KIM K.W. RUCKER	Director	February 16, 2016
Kim K.W. Rucker

/s/ PAUL W. SCHMIDT	Director	February 16, 2016
Paul W. Schmidt

/s/ TERRY D. STINSON	Director	February 16, 2016
Terry D. Stinson

/s/ GREGORY T. SWIENTON	Director	February 16, 2016
Gregory T. Swienton

LENNOX INTERNATIONAL INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the Years Ended December 31, 2015, 2014 and 2013
(In millions)

	Balance at beginning of year	Additions charged to cost and expenses	Write-offs	Recoveries	Other	Balance at end of year
2013:
Allowance for doubtful accounts	$9.5	$3.6	$(4.6)	$1.6	$(0.3)	$9.8
2014:
Allowance for doubtful accounts	$9.8	$2.6	$(4.6)	$1.1	$(1.0)	$7.9
2015:
Allowance for doubtful accounts	$7.9	$2.8	$(4.9)	$1.1	$(0.6)	$6.3

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

10.5
Amendment No. 4 to Amended and Restated Receivables Purchase Agreement among LPAC Corp., as the Seller, Lennox Industries Inc., as the Master Servicer, Victory Receivables Corporation, as Purchaser, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as Administrative Agent, a Liquidity Bank and a Purchaser Agent, and PNC Bank, National Association, as a Liquidity Bank and a Purchaser Agent, effective as of November 13, 2015 (filed as Exhibit 10.1 to LII’s Current Report on Form 8-K filed on November 18, 2015).

10.6
First Amendment to Fifth Amended and Restated Credit Facility dated as of November 20, 2015 among LII, the Lenders who are a party thereto and JPMorgan Chase Bank, National Association (filed herewith).

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