Form 10-Q
period 2016-03-31
LENNOX INTERNATIONAL INC
filed 2016-04-18
CIK 1069202

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
_________________________________________________
FORM 10-Q
 _________________________________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [ ]    No  [X]
As of April 15, 2016, the number of shares outstanding of the registrant’s common stock, par value $.01 per share, was 43,606,478.

LENNOX INTERNATIONAL INC.
FORM 10-Q
For the three months ended March 31, 2016

i

Part I - Financial Information
Item 1. Financial Statements
LENNOX INTERNATIONAL INC. AND SUBSIDIARIES Consolidated Balance Sheets

(Amounts in millions, except shares and par values)	As of March 31, 2016	As of December 31, 2015
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$40.6	$38.9
Accounts and notes receivable, net of allowances of $6.5 and $6.3 in 2016 and 2015, respectively	469.8	422.8
Inventories, net	518.1	418.8
Other assets	93.1	57.7
Total current assets	1,121.6	938.2
Property, plant and equipment, net of accumulated depreciation of $691.0 and $682.9 in 2016 and 2015, respectively	338.5	339.6
Goodwill	197.0	195.1
Deferred income taxes	140.5	145.7
Other assets, net	63.4	58.8
Total assets	$1,861.0	$1,677.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$184.0	$204.1
Current maturities of long-term debt	30.9	31.0
Accounts payable	378.3	320.1
Accrued expenses	209.4	242.6
Income taxes payable	0.6	26.0
Total current liabilities	803.2	823.8
Long-term debt	884.5	506.0
Post-retirement benefits, other than pensions	3.4	4.1
Pensions	121.9	120.8
Other liabilities	121.3	121.1
Total liabilities	1,934.3	1,575.8
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 200,000,000 shares authorized, 87,170,197 shares issued	0.9	0.9
Additional paid-in capital	966.9	1,002.4
Retained earnings	1,155.8	1,146.7
Accumulated other comprehensive loss	(190.7)	(204.7)
Treasury stock, at cost, 43,571,220 shares and 42,491,910 shares as of March 31, 2016 and December 31, 2015, respectively	(2,006.7)	(1,844.1)
Noncontrolling interests	0.5	0.4
Total stockholders’ equity	(73.3)	101.6
Total liabilities and stockholders' equity	$1,861.0	$1,677.4
The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES Consolidated Statements of Operations (Unaudited)

(Amounts in millions, except per share data)	For the Three Months Ended March 31,
	2016	2015
Net sales	$715.2	$685.8
Cost of goods sold	531.6	522.8
Gross profit	183.6	163.0
Operating Expenses:
Selling, general and administrative expenses	140.4	133.4
Losses and other expenses, net	4.3	5.6
Restructuring (gains) charges	(0.2)	0.3
Income from equity method investments	(4.6)	(3.3)
Operational income from continuing operations	43.7	27.0
Interest expense, net	5.8	5.7
Other expense (income), net	—	—
Income from continuing operations before income taxes	37.9	21.3
Provision for income taxes	13.0	7.3
Income from continuing operations	24.9	14.0
Discontinued Operations:
Loss from discontinued operations before income taxes	—	(0.2)
Benefit from income taxes	—	(0.1)
Loss from discontinued operations	—	(0.1)
Net income	$24.9	$13.9

Earnings per share – Basic:
Income from continuing operations	$0.57	$0.31
Loss from discontinued operations	—	—
Net income	$0.57	$0.31
Earnings per share – Diluted:
Income from continuing operations	$0.56	$0.31
Loss from discontinued operations	—	—
Net income	$0.56	$0.31

Weighted Average Number of Shares Outstanding - Basic	44.0	44.7
Weighted Average Number of Shares Outstanding - Diluted	44.7	45.5

Cash dividends declared per share	$0.36	$0.30

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES Consolidated Statements of Comprehensive Income (Unaudited)

(Amounts in millions)	For the Three Months Ended March 31,
	2016	2015
Net income	$24.9	$13.9
Other comprehensive income (loss):
Foreign currency translation adjustments	9.5	(27.3)
Net change in pension and post-retirement liabilities	(1.9)	(0.6)
Reclassification of pension and post-retirement benefit losses into earnings	1.8	2.0
Change in fair value of available-for-sale marketable equity securities	(0.1)	—
Net change in fair value of cash flow hedges	2.3	(1.9)
Reclassification of cash flow hedge losses into earnings	4.8	3.4
Other comprehensive income (loss) before income taxes	16.4	(24.4)
Income tax expense	(2.4)	(0.8)
Other comprehensive income (loss), net of tax	14.0	(25.2)
Comprehensive income	$38.9	$(11.3)
The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (Unaudited)

(Amounts in millions)	For the Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$24.9	$13.9
Net loss from discontinued operations	—	0.1
Adjustments to reconcile net income to net cash used in operating activities:
Income from equity method investments	(4.6)	(3.3)
Restructuring expenses, net of cash paid	(0.5)	(0.1)
Provision for bad debts	1.3	0.9
Unrealized (gains) losses on derivative contracts	(0.5)	0.2
Stock-based compensation expense	6.3	3.5
Depreciation and amortization	14.2	15.5
Deferred income taxes	(0.5)	(1.1)
Other items, net	0.1	0.1
Changes in assets and liabilities, net of effects of divestitures:
Accounts and notes receivable	(44.5)	(40.1)
Inventories	(95.5)	(78.5)
Other current assets	(6.2)	1.0
Accounts payable	67.9	29.6
Accrued expenses	(28.0)	(29.0)
Income taxes payable and receivable	(49.4)	(40.1)
Other	1.6	5.3
Net cash used in discontinued operations	—	(0.1)
Net cash used in operating activities	(113.4)	(122.2)
Cash flows from investing activities:
Purchases of property, plant and equipment	(23.8)	(18.0)
Net cash used in investing activities	(23.8)	(18.0)
Cash flows from financing activities:
Short-term borrowings, net	(0.4)	(0.2)
Asset securitization payments	(20.0)	(40.0)
Long-term debt payments	(0.3)	—
Borrowings from credit facility	770.5	580.5
Payments on credit facility	(392.0)	(379.0)
Proceeds from employee stock purchases	0.6	0.6
Repurchases of common stock	(200.0)	—
Repurchases of common stock to satisfy employee withholding tax obligations	(16.8)	(20.5)
Excess tax benefits related to share-based payments	11.8	16.0
Cash dividends paid	(16.1)	(13.4)
Net cash provided by financing activities	137.3	144.0
Increase in cash and cash equivalents	0.1	3.8
Effect of exchange rates on cash and cash equivalents	1.6	(4.6)
Cash and cash equivalents, beginning of period	38.9	37.5
Cash and cash equivalents, end of period	$40.6	$36.7

Supplemental disclosures of cash flow information:
Interest paid	$3.3	$3.1
Income taxes paid (net of refunds)	$51.2	$32.2
The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. General:

References in this Quarterly Report on Form 10-Q to "we," "our," "us," "LII," or the "Company" refer to Lennox International Inc. and its subsidiaries, unless the context requires otherwise.

Basis of Presentation

The accompanying unaudited Consolidated Balance Sheet as of March 31, 2016, the accompanying unaudited Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015, the accompanying unaudited Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and 2015, and the accompanying unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015 should be read in conjunction with our audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2015. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The accompanying consolidated financial statements contain all material adjustments, consisting principally of normal recurring adjustments, necessary for a fair presentation of our financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to applicable rules and regulations, although we believe that the disclosures herein are adequate to make the information presented not misleading. The operating results for the interim periods are not necessarily indicative of the results that may be expected for a full year.

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

Reclassifications

Certain amounts have been reclassified from the prior year presentation to conform to the current year presentation.

2. Inventories:

The components of inventories are as follows (in millions):

	As of March 31, 2016	As of December 31, 2015
Finished goods	$371.4	$300.0
Work in process	5.3	4.2
Raw materials and parts	204.8	178.3
Subtotal	581.5	482.5
Excess of current cost over last-in, first-out cost	(63.4)	(63.7)
Total inventories, net	$518.1	$418.8

3. Goodwill:
The changes in the carrying amount of goodwill for the first three months of 2016, in total and by segment, are summarized in the table below (in millions):

	Balance at December 31, 2015	Acquisitions / (Dispositions)	Other (1)	Balance at March 31, 2016
Residential Heating & Cooling	$26.1	$—	$—	$26.1
Commercial Heating & Cooling	60.6	—	0.4	61.0
Refrigeration	108.4	—	1.5	109.9
Total Goodwill	$195.1	$—	$1.9	$197.0
 (1) Other consists of changes in foreign currency translation rates.

We performed our annual goodwill impairment test in the fourth quarter of 2015 and recorded a $5.5 million goodwill impairment charge. We continue to monitor our reporting units for indicators of impairment throughout the year to determine if a change in facts or circumstances warrants a re-evaluation of our goodwill.

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

Foreign Currency Risk - Foreign currency exchange rate movements create a degree of risk by affecting the U.S. dollar value of assets and liabilities arising in foreign currencies. We seek to mitigate the impact of currency exchange rate movements on certain short-term transactions by periodically entering into foreign currency forward contracts. Our forward contracts are generally not designated as hedges, but on occasion we have entered into forward contracts that are designated as cash flow hedges. By entering into forward contracts, we lock in exchange rates that would otherwise cause losses should the U.S. dollar appreciate and gains should the U.S. dollar depreciate.

Cash Flow Hedges

We have commodity futures contracts and foreign exchange forward contracts designated as cash flow hedges that are scheduled to mature through September 2017. Unrealized gains or losses from our cash flow hedges are included in accumulated other comprehensive loss (“AOCL”) and are expected to be reclassified into earnings within the next 18 months based on the prices of the commodities and foreign currencies at the settlement dates. We recorded the following amounts in AOCL related to our cash flow hedges (in millions):

	As of March 31, 2016	As of December 31, 2015
Unrealized losses on unsettled futures contracts	$6.0	$13.2
Income tax benefit	(2.2)	(4.8)
Losses included in AOCL, net of tax (1)	$3.8	$8.4
(1) Assuming commodity and foreign currency prices remain constant, we expect to reclassify $4.4 million of derivative losses into earnings within the next 12 months.

We had the following outstanding commodity futures contracts designated as cash flow hedges (in millions of pounds):

	As of March 31, 2016	As of December 31, 2015
Copper	32.4	34.7

We had the following outstanding foreign exchange forward contracts designated as cash flow hedges (in millions):

	As of March 31, 2016	As of December 31, 2015
Notional Amounts (in local currency):
Mexican Peso	151.6	201.4

Derivatives not Designated as Cash Flow Hedges

For commodity derivatives not designated as cash flow hedges, we follow the same hedging strategy as derivatives designated as cash flow hedges, except that we elect not to designate them as cash flow hedges at the inception of the arrangement. We had the following outstanding commodity futures contracts not designated as cash flow hedges (in millions of pounds):

	As of March 31, 2016	As of December 31, 2015
Copper	3.1	3.3
Aluminum	2.9	3.2
We also had the following outstanding foreign currency forward contracts not designated as cash flow hedges (in millions):

	As of March 31, 2016	As of December 31, 2015
Notional Amounts (in local currency):
Mexican Peso	48.5	53.0
Indian Rupee	504.2	30.8
Euro	2.7	3.2
Russian Ruble	215.9	—
Polish Zloty	24.2	25.4

Information about the Locations and Amounts of Derivative Instruments

The following tables provide the locations and amounts of derivative fair values in the Consolidated Balance Sheets and derivative gains and losses in the Consolidated Statements of Operations (in millions):

	Fair Values of Derivative Instruments (1)
	Derivatives Designated as Hedging Instruments		Derivatives Not Designated as Hedging Instruments
	As of March 31, 2016	As of December 31, 2015	As of March 31, 2016	As of December 31, 2015
Current Assets:
Other Assets
Commodity futures contracts	$0.1	$—	$—	$—
Foreign currency forward contracts	—	—	0.3	0.2
Non-Current Assets:
Other Assets, net
Commodity futures contracts	0.7	—	0.1	—
Total Assets	$0.8	$—	$0.4	$0.2
Current Liabilities:
Accrued Expenses
Commodity futures contracts	$6.5	$12.5	$0.9	$1.5
Foreign currency forward contracts	0.5	0.4	0.3	—
Non-Current Liabilities:
Other Liabilities
Commodity futures contracts	—	0.4	—	—
Foreign currency forward contracts		—	—	—
Total Liabilities	$7.0	$13.3	$1.2	$1.5
 (1) All derivative instruments are classified as Level 2 within the fair value hierarchy. See Note 15 for more information.

Derivatives Designated as Cash Flow Hedges	For the Three Months Ended March 31,
	2016	2015
Amount of Loss reclassified from AOCL into Income (effective portion) (1)	$4.8	$3.4
Amount of Loss recognized in Net income (ineffective portion) (2)	$0.1	$—

Derivatives Not Designated as Hedging Instruments	For the Three Months Ended March 31,
	2016	2015
Amount of Loss (Gain) Recognized in Net Income:
Commodity futures contracts (2)	$—	$0.3
Foreign currency forward contracts (2)	0.3	0.2
	$0.3	$0.5
(1) The loss was recorded in Cost of goods sold in the accompanying Consolidated Statements of Operations.
(2) The loss was recorded in Losses and other expenses, net in the accompanying Consolidated Statements of Operations.

5. Income Taxes:

As of March 31, 2016, we had approximately $0.5 million in total gross unrecognized tax benefits. Of this amount, $0.3 million (net of federal benefit on state issues), if recognized, would be recorded through the Consolidated Statement of Operations. As of March 31, 2016, we had approximately $0.1 million (net of federal tax benefits) in interest and penalties recognized in income tax expense in accordance with FASB Accounting Standards Codification ("ASC") Topic 740.

We are currently under examination for our U.S. federal income taxes under the Internal Revenue Service's Compliance Assurance Program for 2016 and 2015 and are subject to examination by numerous other taxing authorities in the U.S. and in jurisdictions such as Australia, Belgium, France, Canada, and Germany. We are generally no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by taxing authorities for years prior to 2010.

Since January 1, 2016, numerous states, including Delaware, have enacted legislation effective for tax years beginning on or after January 1, 2016, including changes to apportionment methodologies. The impact of these changes is immaterial.

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

Liabilities for estimated product warranty costs related to continuing operations are included in the following captions on the accompanying Consolidated Balance Sheets (in millions):

	As of March 31, 2016	As of December 31, 2015
Accrued expenses	$27.6	$26.7
Other liabilities	65.8	65.6
Total warranty liability	$93.4	$92.3
The changes in product warranty liabilities related to continuing operations for the three months ended March 31, 2016 were as follows (in millions):

Total warranty liability as of December 31, 2015	$92.3
Warranty claims paid	(5.6)
Changes resulting from issuance of new warranties	8.1
Changes in estimates associated with pre-existing liabilities	(1.9)
Changes in foreign currency translation rates and other	0.5
Total warranty liability as of March 31, 2016	$93.4

We have incurred, and will likely continue to incur, product costs not covered by insurance or our suppliers’ warranties, which is not included in the estimated warranty liabilities tables immediately above.   Also, to satisfy our customers and protect our brands, we have repaired or replaced installed products experiencing quality-related issues, and will likely continue such repairs and replacements.   We currently estimate our probable liability for a certain supplier quality issue within a range of $2.0 million and $9.5 million with all amounts in that range equally likely. We have accrued a $2.0 million liability in Accrued expenses on the Consolidated Balance Sheet at March 31, 2016. The supplier is reimbursing the majority of costs related to this liability.

Litigation

We are involved in a number of claims and lawsuits incident to the operation of our businesses. Insurance coverages are maintained and estimated costs are recorded for such claims and lawsuits, including costs to settle claims and lawsuits, based on experience involving similar matters and specific facts known. We increased our reserves by $1.0 million during the quarter for claims administration costs in a settled class action lawsuit which alleged that evaporator coils in our residential air conditioning products are susceptible to a type of corrosion that can result in coil leaks. We also incurred an additional $0.7 million of legal charges related to other matters.

Some of these claims and lawsuits allege personal injury or health problems resulting from exposure to asbestos that was integrated into certain of our products. We have never manufactured asbestos and have not incorporated asbestos-containing components into our products for several decades. A substantial majority of asbestos-related claims have been covered by insurance or other forms of indemnity or have been dismissed without payment. The remainder of our closed cases have been resolved for amounts that are not material, individually or in the aggregate. Our defense costs for asbestos-related claims are generally covered by insurance; however, our insurance coverage for settlements and judgments for asbestos-related claims varies depending on several factors and is subject to policy limits. As a result, we may have greater financial exposure for future settlements and judgments. For the three months ended March 31, 2016, and 2015, expense for asbestos-related litigation was $0.8 million, and $0.1 million, net of insurance recoveries, respectively.

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

7. Lines of Credit and Financing Arrangements:

The following table summarizes our outstanding debt obligations and their classification in the accompanying Consolidated Balance Sheets (in millions):

	As of March 31, 2016	As of December 31, 2015
Short-Term Debt:
Asset Securitization Program	$180.0	$200.0
Foreign obligations	4.0	4.1
Total short-term debt	$184.0	$204.1
Current maturities of long-term debt:
Capital lease obligations	$1.1	$1.2
Domestic credit facility	30.0	30.0
Debt issuance costs	(0.2)	(0.2)
Total current maturities of long-term debt	$30.9	$31.0
Long-Term Debt:
Capital lease obligations	$15.4	$15.6
Domestic credit facility	671.5	293.0
Senior unsecured notes	200.0	200.0
Debt issuance costs	(2.4)	(2.6)
Total long-term debt	$884.5	$506.0
Total debt	$1,099.4	$741.1

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. We are adopting this guidance in the current quarter and have reclassified the unamortized debt issuance costs into the debt liability as shown in the table above.
Short-Term Debt

Foreign Obligations

Through several of our foreign subsidiaries, we have facilities available to assist in financing seasonal borrowing needs for our foreign locations. We had $4.0 million and $4.1 million of foreign obligations as of March 31, 2016 and December 31, 2015, respectively, that were primarily borrowings under non-committed facilities. Proceeds on these facilities were $1.2 million and $11.0 million during the three months ended March 31, 2016 and 2015, respectively. Repayments on the facilities were $1.6 million and $11.2 million during the three months ended three months ended March 31, 2016 and 2015, respectively.

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

	As of March 31, 2016	As of December 31, 2015
Eligible amount available under the ASP on qualified accounts receivable	$180.0	$220.0
Beneficial interest sold	180.0	200.0
Remaining amount available	$—	$20.0
We pay certain discount fees to use the ASP and to have the facility available to us. These fees relate to both the used and unused portions of the securitization. The used fee is based on the beneficial interest sold and calculated on the average LIBOR rate or floating commercial paper rate determined by the purchaser of the beneficial interest, plus a program fee of 0.65%. The average rate for March 31, 2016 and December 31, 2015 was 1.20% and 1.06% respectively. The unused fee is based on 102% of the maximum available amount less the beneficial interest sold and is calculated at a 0.33% fixed rate throughout the term of the agreement. In addition, a 0.05% unused fee is charged on incremental available amounts above $180 million during certain months of the year. We recorded these fees in Interest expense, net in the accompanying Consolidated Statements of Operations.

The ASP contains certain restrictive covenants relating to the quality of our accounts receivable and certain cross-default provisions with our Fifth Amended and Restated Credit Facility Agreement ("Domestic Credit Facility"), senior unsecured notes and any other indebtedness we may have over $75.0 million. The administrative agent under the ASP is also a participant in our Domestic Credit Facility. The participating financial institutions have investment grade credit ratings. We continue to evaluate their credit ratings and have no reason to believe they will not perform under the ASP. As of March 31, 2016, we were in compliance with all covenant requirements.

Long-Term Debt

Domestic Credit Facility

On November 13, 2014, we replaced our $650 million Domestic Revolving Credit Facility with a $950 million Domestic Credit Facility, which consisted of a $650 million revolving credit facility and a $300 million term loan and matures in November 2019 (the "Maturity Date"). Under our Domestic Credit Facility, we had outstanding borrowings of $701.5 million, of which $277.5 million was the term loan balance, as well as $4.4 million committed to standby letters of credit as of March 31, 2016. Subject to covenant limitations, $221.6 million was available for future borrowings. The unsecured term loan also matures on the Maturity Date and requires quarterly principal repayments of $7.5 million. The revolving credit facility allows up to $150 million of letters of credit to be issued and also includes a subfacility for swingline loans of up to $65 million. Additionally, at our request and subject to certain conditions, the commitments under the Domestic Credit Facility may be increased by a maximum of $350 million as long as existing or new lenders agree to provide such additional commitments.

Our weighted average borrowing rate on the facility was as follows:

	As of March 31, 2016	As of December 31, 2015
Weighted average borrowing rate	1.67%	1.90%

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

Each of our major debt agreements contains provisions by which a default under one agreement causes a default in the others (a "cross default"). If a cross default under the Domestic Credit Facility, our senior unsecured notes, the Lake Park Renewal (recorded as an operating lease), or our ASP were to occur, it could have a wider impact on our liquidity than might otherwise occur from a default of a single debt instrument or lease commitment. If any event of default occurs and is continuing, lenders with a majority of the aggregate commitments may require the administrative agent to terminate our right to borrow under our Domestic Credit Facility and accelerate amounts due under our Domestic Credit Facility (except for a bankruptcy event of default, in which case such amounts will automatically become due and payable and the lenders’ commitments will automatically terminate). As of March 31, 2016, we were in compliance with all covenant requirements.

Senior Unsecured Notes

We issued $200.0 million of senior unsecured notes in May 2010 through a public offering. Interest is paid semiannually on May 15 and November 15 at a fixed interest rate of 4.90% per annum. These notes mature on May 15, 2017. The notes are guaranteed, on a senior unsecured basis, by each of our domestic subsidiaries that guarantee payment by us of any indebtedness under our Domestic Credit Facility. The indenture governing the notes contains covenants that, among other things, limit our ability and the ability of the subsidiary guarantors to: create or incur certain liens; enter into certain sale and leaseback transactions; enter into certain mergers, consolidations and transfers of substantially all of our assets; and transfer certain properties. The indenture also contains a cross default provision which is triggered if we default on other debt of at least $75.0 million in principal which is then accelerated, and such acceleration is not rescinded within 30 days of the notice date. As of March 31, 2016, we were in compliance with all covenant requirements.

8. Pension and Post-retirement Benefit Plans:

The components of net periodic benefit cost were as follows (in millions):

	For the Three Months Ended March 31,
	2016	2015	2016	2015
	Pension Benefits		Other Benefits
Service cost	$1.1	$1.2	$—	$—
Interest cost	3.7	4.3	—	—
Expected return on plan assets	(5.1)	(5.3)	—	—
Amortization of prior service cost	0.1	—	(0.8)	(0.8)
Recognized actuarial loss	2.1	2.4	0.4	0.4
Settlements and curtailments	—	0.3	—	—
Net periodic benefit cost (1)	$1.9	$2.9	$(0.4)	$(0.4)
(1) All net periodic benefit cost for the three months ended March 31, 2016 and 2015 related to continuing operations.

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

	For the Three Months Ended March 31,
	2016	2015
Stock-based compensation expense (1)	$6.3	$3.5
(1) All expense was recorded in our Corporate and other business segment.

10. Stock Repurchases:

Our Board of Directors has authorized a total of $1.4 billion towards the repurchase of shares of our common stock (collectively referred to as the "Share Repurchase Plans"). The Share Repurchase Plans authorize open market repurchase transactions and do not have an expiration date. There were no additional share repurchase authorizations in the first three months of 2016. As of March 31, 2016, $196.2 million of shares may yet be repurchased under the Share Repurchase Plans.

On February 10, 2016, the Company entered into a Fixed Dollar Accelerated Share Repurchase Transaction (the “ASR Agreement”) with Merrill Lynch International (“Merrill Lynch”), acting through its agent, Merrill Lynch, Pierce, Fenner and Smith Incorporated to effect an accelerated stock buyback of the Company’s common stock (the “Common Stock”).

Under the ASR Agreement, on February 10, 2016, the Company paid Merrill Lynch an initial purchase price of $200 million, and Merrill Lynch delivered to the Company a total of 1.3 million shares of Common Stock, representing approximately 75% of the shares expected to be purchased under the ASR Agreement.

We also repurchased 0.1 million shares for $16.8 million for the three months ended March 31, 2016 from employees who surrendered their shares to satisfy minimum tax withholding obligations upon the exercise of long-term incentive awards.

11. Comprehensive Income:

The following table provides information on items not reclassified in their entirety from AOCL to Net income in the accompanying Consolidated Statements of Operations (in millions):

	For the Three Months Ended March 31,		Affected Line Item(s) in the Consolidated Statements of Operations
	2016	2015
(Losses)/Gains on cash flow hedges:
Commodity futures contracts	$(4.8)	$(3.4)	Cost of goods sold
Income tax benefit	1.7	1.2	Provision for income taxes
Net of tax	$(3.1)	$(2.2)

Defined Benefit Plan items:
Pension and post-retirement benefit costs	$(1.8)	$(2.0)	Cost of goods sold; Selling, general and administrative expenses
Income tax benefit	0.6	0.7	Provision for income taxes
Net of tax	$(1.2)	$(1.3)

Total reclassifications from AOCL	$(4.3)	$(3.5)

The following table provides information on changes in AOCL, by component (net of tax), for the three months ended March 31, 2016 (in millions):

	Gains (Losses) on Cash Flow Hedges	Unrealized Gains on Available-for-Sale Securities	Defined Benefit Pension Plan Items	Foreign Currency Translation Adjustments	Total AOCI
Balance as of December 31, 2015	$(8.4)	$4.4	$(139.3)	$(61.4)	$(204.7)
Other comprehensive (loss) income before reclassifications	1.5	(0.1)	(1.2)	9.5	9.7
Amounts reclassified from AOCI	3.1	—	1.2	—	4.3
Net other comprehensive (loss) income	4.6	(0.1)	—	9.5	14.0
Balance as of March 31, 2016	$(3.8)	$4.3	$(139.3)	$(51.9)	$(190.7)

12. Restructuring Charges:

We record restructuring charges associated with management-approved restructuring plans when we reorganize or remove duplicative headcount and infrastructure within our businesses. Restructuring charges include severance costs to eliminate a specified number of employees, infrastructure charges to vacate facilities and consolidate operations, contract cancellation costs and other related activities. The timing of associated cash payments is dependent upon the type of restructuring charge and can extend over a multi-year period. Restructuring charges are not included in our calculation of segment profit (loss), as more fully explained in Note 14.

Restructuring Activities in 2016

Information regarding the restructuring charges for all ongoing activities are presented in the following table (in millions):

	Charges Incurred in 2016	Charges Incurred to Date	Total Charges Expected to be Incurred
Severance and related expense	$(0.3)	$9.2	$9.2
Asset write-offs and accelerated depreciation	0.1	2.2	2.2
Equipment moves	—	—	—
Lease termination	—	0.2	0.2
Other	—	2.0	4.2
Total restructuring charges	$(0.2)	$13.6	$15.8
While restructuring charges are excluded from our calculation of segment profit (loss), the table below presents the restructuring charges associated with each segment (in millions):

	Charges Incurred in 2016	Charges Incurred to Date	Total Charges Expected to be Incurred
Residential Heating & Cooling	$—	$0.9	$0.9
Commercial Heating & Cooling	—	0.9	0.9
Refrigeration	(0.2)	11.8	14.0
Corporate & Other	—	—	—
Total restructuring charges	$(0.2)	$13.6	$15.8

Restructuring accruals are included in Accrued expenses in the accompanying Consolidated Balance Sheets. The table below details the activity in 2016 within the restructuring accruals (in millions):

	Balance as of December 31, 2015	Charged to Earnings	Cash Utilization	Non-Cash Utilization and Other	Balance as of March 31, 2016
Severance and related expense	$0.7	$(0.3)	$(0.2)	$0.3	$0.5
Asset write-offs and accelerated depreciation	—	0.1	—	(0.1)	—
Equipment moves	—	—	—	—	—
Lease termination	0.2	—	(0.1)	—	0.1
Other	—	—	—	—	—
Total restructuring accruals	$0.9	$(0.2)	$(0.3)	$0.2	$0.6

13. Earnings Per Share:

Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net income by the sum of the weighted-average number of shares and the number of equivalent shares assumed outstanding, if dilutive, under our stock-based compensation plans.

The computations of basic and diluted earnings per share for Net income were as follows (in millions, except per share data):

	For the Three Months Ended March 31,
	2016	2015
Net income	$24.9	$13.9
Add: Loss from discontinued operations	—	0.1
Income from continuing operations	$24.9	$14.0

Weighted-average shares outstanding – basic	44.0	44.7
Add: Potential effect of dilutive securities attributable to stock-based payments	0.7	0.8
Weighted-average shares outstanding – diluted	44.7	45.5

Earnings per share – Basic:
Income from continuing operations	$0.57	$0.31
Loss from discontinued operations	—	—
Net income	$0.57	$0.31

Earnings per share – Diluted:
Income from continuing operations	$0.56	$0.31
Loss from discontinued operations	—	—
Net income	$0.56	$0.31

The following stock appreciation rights and restricted stock units were outstanding but not included in the diluted earnings per share calculation because the assumed exercise of such rights would have been anti-dilutive (in millions, except for per share data):

	For the Three Months Ended March 31,
	2016	2015
Weighted-average number of shares	0.3	0.2
Price range per share	$124.97-$131.94	$92.64

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

We use segment profit or loss as the primary measure of profitability to evaluate operating performance and to allocate capital resources. We define segment profit or loss as a segment’s income or loss from continuing operations before income taxes included in the accompanying Consolidated Statements of Operations, excluding certain items. The reconciliation in the table below details the items excluded.

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

Segment Data

Net sales and segment profit (loss) for each segment, along with a reconciliation of segment profit (loss) to Income from continuing operations before income taxes, are shown below (in millions):

	For the Three Months Ended March 31,
	2016	2015
Net sales
Residential Heating & Cooling	$377.3	$362.5
Commercial Heating & Cooling	170.3	159.9
Refrigeration	167.6	163.4
	$715.2	$685.8

Segment profit (loss) (1)
Residential Heating & Cooling	$38.3	$31.2
Commercial Heating & Cooling	14.2	7.7
Refrigeration	9.0	4.0
Corporate and other	(14.8)	(11.7)
Total segment profit	46.7	31.2
Reconciliation to Income from continuing operations before income taxes:
Special product quality adjustments	(0.4)	(0.2)
Items in Losses (gains) and other expenses, net that are excluded from segment profit (loss) (1)	3.6	4.1
Restructuring charges	(0.2)	0.3
Interest expense, net	5.8	5.7
Income from continuing operations before income taxes	$37.9	$21.3
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

Total Assets by Segment

Except for the seasonal increase in total assets across all reportable segments, there have not been any material changes in the composition of total assets by segment since December 31, 2015.

15. Fair Value Measurements:

Fair Value Hierarchy
The methodologies used to determine the fair value of our financial assets and liabilities at March 31, 2016 were the same as those used at December 31, 2015.

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

Marketable Equity Securities

The following table presents the fair values of an investment in marketable equity securities, classified as Level 1 and related to publicly traded stock of a non-U.S. company, recorded in Other assets, net in the accompanying Consolidated Balance Sheets (in millions):

	As of March 31, 2016	As of December 31, 2015
Investment in marketable equity securities	$6.2	$6.5

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

	As of March 31, 2016	As of December 31, 2015
Senior unsecured notes	$208.8	$207.3

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

The condensed consolidating financial statements reflect the investments in subsidiaries of the Company using the equity method of accounting. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. Condensed consolidating financial statements of the Company, its Guarantor Subsidiaries and Non-Guarantor Subsidiaries as of March 31, 2016 and December 31, 2015 and for the three and three months ended March 31, 2016 and 2015 are shown on the following pages.

Lennox International Inc. and Subsidiaries
Condensed Consolidating Balance Sheets
As of March 31, 2016

(Amounts in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$1.0	$15.2	$24.4	$—	$40.6
Accounts and notes receivable, net	—	38.1	431.7	—	469.8
Inventories, net	—	409.9	114.7	(6.5)	518.1
Other assets	3.6	52.2	98.4	(61.1)	93.1
Total current assets	4.6	515.4	669.2	(67.6)	1,121.6
Property, plant and equipment, net	—	259.5	79.0	—	338.5
Goodwill	—	134.9	62.1	—	197.0
Investment in subsidiaries	916.4	380.2	(0.6)	(1,296.0)	—
Deferred income taxes	3.7	122.9	28.8	(14.9)	140.5
Other assets, net	2.3	38.0	24.6	(1.5)	63.4
Intercompany receivables (payables), net	(73.8)	61.7	12.1	—	—
Total assets	$853.2	$1,512.6	$875.2	$(1,380.0)	$1,861.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$—	$184.0	$—	$184.0
Current maturities of long-term debt	29.8	0.8	0.3	—	30.9
Accounts payable	15.6	297.6	65.1	—	378.3
Accrued expenses	11.8	145.5	52.1	—	209.4
Income taxes payable	(0.1)	10.5	67.7	(77.5)	0.6
Total current liabilities	57.1	454.4	369.2	(77.5)	803.2
Long-term debt	869.1	15.0	0.4	—	884.5
Post-retirement benefits, other than pensions	—	3.4	—	—	3.4
Pensions	—	113.2	8.7	—	121.9
Other liabilities	0.3	114.5	11.0	(4.5)	121.3
Total liabilities	926.5	700.5	389.3	(82.0)	1,934.3
Commitments and contingencies
Total stockholders' equity	(73.3)	812.1	485.9	(1,298.0)	(73.3)
Total liabilities and stockholders' equity	$853.2	$1,512.6	$875.2	$(1,380.0)	$1,861.0

Lennox International Inc. and Subsidiaries
Condensed Consolidating Balance Sheets
As of December 31, 2015

(Amounts in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$0.5	$7.8	$30.6	$—	$38.9
Accounts and notes receivable, net	—	25.9	396.9	—	422.8
Inventories, net	—	324.3	98.9	(4.4)	418.8
Other assets	3.3	46.9	67.4	(59.9)	57.7
Total current assets	3.8	404.9	593.8	(64.3)	938.2
Property, plant and equipment, net	—	261.8	77.8	—	339.6
Goodwill	—	134.9	60.2	—	195.1
Investment in subsidiaries	879.0	337.6	(0.6)	(1,216.0)	—
Deferred income taxes	5.4	126.6	28.4	(14.7)	145.7
Other assets, net	1.5	38.2	20.6	(1.5)	58.8
Intercompany receivables (payables), net	(278.6)	253.3	25.3	—	—
Total assets	$611.1	$1,557.3	$805.5	$(1,296.5)	$1,677.4
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$—	$204.1	$—	$204.1
Current maturities of long-term debt	29.8	0.8	0.4	—	31.0
Accounts payable	16.1	237.9	66.1	—	320.1
Accrued expenses	15.8	176.7	50.1	—	242.6
Income taxes payable	(43.0)	106.6	37.9	(75.5)	26.0
Total current liabilities	18.7	522.0	358.6	(75.5)	823.8
Long-term debt	490.4	15.1	0.5	—	506.0
Post-retirement benefits, other than pensions	—	4.1	—	—	4.1
Pensions	—	111.9	8.9	—	120.8
Other liabilities	0.4	114.4	10.5	(4.2)	121.1
Total liabilities	509.5	767.5	378.5	(79.7)	1,575.8
Commitments and contingencies
Total stockholders' equity	101.6	789.8	427.0	(1,216.8)	101.6
Total liabilities and stockholders' equity	$611.1	$1,557.3	$805.5	$(1,296.5)	$1,677.4

Lennox International Inc. and Subsidiaries
Condensed Consolidating Statements of Operations and Comprehensive Income
For the Three Months Ended March 31, 2016

(Amounts in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$613.8	$143.8	$(42.4)	$715.2
Cost of goods sold	—	460.7	111.3	(40.4)	531.6
Gross profit	—	153.1	32.5	(2.0)	183.6
Operating expenses:
Selling, general and administrative expenses	—	118.9	21.5	—	140.4
Losses (gains) and other expenses, net	(0.6)	2.5	2.4	—	4.3
Restructuring charges	—	0.1	(0.3)	—	(0.2)
Income from equity method investments	(28.1)	—	(4.0)	27.5	(4.6)
Operational income from continuing operations	28.7	31.6	12.9	(29.5)	43.7
Interest expense, net	5.3	(0.5)	1.0	—	5.8
Other expense, net	—	—	—	—	—
Income from continuing operations before income taxes	23.4	32.1	11.9	(29.5)	37.9
Provision for income taxes	(1.5)	11.9	3.5	(0.9)	13.0
Income from continuing operations	24.9	20.2	8.4	(28.6)	24.9
Loss from discontinued operations	—	—	—	—	—
Net income	$24.9	$20.2	$8.4	$(28.6)	$24.9
Other comprehensive income (loss), net of tax	4.6	2.1	6.3	1.0	14.0
Comprehensive income	$29.5	$22.3	$14.7	$(27.6)	$38.9

Lennox International Inc. and Subsidiaries
Condensed Consolidating Statements of Operations and Comprehensive Income
For the Three Months Ended March 31, 2015

(Amounts in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$576.2	$153.8	$(44.2)	$685.8
Cost of goods sold	—	443.6	122.9	(43.7)	522.8
Gross profit	—	132.6	30.9	(0.5)	163.0
Operating expenses:
Selling, general and administrative expenses	—	108.0	25.4	—	133.4
Losses (gains) and other expenses, net	0.1	3.8	1.7	—	5.6
Restructuring charges	—	0.1	0.2	—	0.3
Income from equity method investments	(17.5)	2.3	(2.8)	14.7	(3.3)
Operational income from continuing operations	17.4	18.4	6.4	(15.2)	27.0
Interest expense, net	5.5	(0.5)	0.7	—	5.7
Other expense, net	—	—	—	—	—
Income from continuing operations before income taxes	11.9	18.9	5.7	(15.2)	21.3
Provision for income taxes	(2.0)	7.8	1.6	(0.1)	7.3
Income from continuing operations	13.9	11.1	4.1	(15.1)	14.0
Loss from discontinued operations	—	—	(0.1)	—	(0.1)
Net income	$13.9	$11.1	$4.0	$(15.1)	$13.9
Other comprehensive income, net of tax	1.0	(3.9)	(20.5)	(1.8)	(25.2)
Comprehensive income	$14.9	$7.2	$(16.5)	$(16.9)	$(11.3)

Lennox International Inc. and Subsidiaries
Condensed Consolidating Statements of Cash Flows
For the Three Months Ended March 31, 2016

(Amounts in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$47.2	$(163.1)	$2.5	$—	$(113.4)
Cash flows from investing activities:
Purchases of property, plant and equipment	—	(20.9)	(2.9)	—	(23.8)
Net cash used in investing activities	—	(20.9)	(2.9)	—	(23.8)
Cash flows from financing activities:
Short-term borrowings, net	—	—	(0.4)	—	(0.4)
Asset securitization borrowings	—	—	—	—	—
Asset securitization payments	—	—	(20.0)	—	(20.0)
Long-term debt payments	—	(0.2)	(0.1)	—	(0.3)
Borrowings from credit facility	770.5	—	—	—	770.5
Payments on credit facility	(392.0)	—	—	—	(392.0)
Proceeds from employee stock purchases	0.6	—	—	—	0.6
Repurchases of common stock	(200.0)	—	—	—	(200.0)
Repurchases of common stock to satisfy employee withholding tax obligations	(16.8)	—	—	—	(16.8)
Excess tax benefits related to share-based payments	11.8	—	—	—	11.8
Intercompany financing activity	(8.6)	(2.9)	11.5	—	—
Intercompany investments	(196.1)	194.5	1.6	—	—
Cash dividends paid	(16.1)	—	—	—	(16.1)
Net cash provided by financing activities	(46.7)	191.4	(7.4)	—	137.3
Increase in cash and cash equivalents	0.5	7.4	(7.8)	—	0.1
Effect of exchange rates on cash and cash equivalents	—	—	1.6	—	1.6
Cash and cash equivalents, beginning of period	0.5	7.8	30.6	—	38.9
Cash and cash equivalents, end of period	$1.0	$15.2	$24.4	$—	$40.6

Lennox International Inc. and Subsidiaries
Condensed Consolidating Statements of Cash Flows
For the Three Months Ended March 31, 2015

(Amounts in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$3.5	$(156.4)	$30.7	$—	$(122.2)
Cash flows from investing activities:
Purchases of property, plant and equipment	—	(14.9)	(3.1)	—	(18.0)
Net proceeds from sale of business	—	—	—	—	—
Net cash used in discontinued operations	—	—	—	—	—
Net cash used in investing activities	—	(14.9)	(3.1)	—	(18.0)
Cash flows from financing activities:
Short-term borrowings, net	—	—	(0.2)	—	(0.2)
Asset securitization borrowings	—	—	—	—	—
Asset securitization payments	—	—	(40.0)	—	(40.0)
Long-term debt payments	—	0.1	(0.1)	—	—
Borrowings from revolving credit facility	580.5	—	—	—	580.5
Payments on revolving credit facility	(379.0)	—	—	—	(379.0)
Proceeds from employee stock purchases	0.6	—	—	—	0.6
Repurchases of common stock	—	—	—	—	—
Repurchases of common stock to satisfy employee withholding tax obligations	(20.5)	—	—	—	(20.5)
Excess tax benefits related to share-based payments	16.0	—	—	—	16.0
Intercompany debt	(16.2)	2.9	13.3	—	—
Intercompany financing activity	(171.3)	168.7	2.6	—	—
Intercompany investments	—	—	—	—	—
Cash dividends paid	(13.4)	—	—	—	(13.4)
Net cash provided by financing activities	(3.3)	171.7	(24.4)	—	144.0
Increase in cash and cash equivalents	0.2	0.4	3.2	—	3.8
Effect of exchange rates on cash and cash equivalents	—	—	(4.6)	—	(4.6)
Cash and cash equivalents, beginning of period	1.0	11.5	25.0	—	37.5
Cash and cash equivalents, end of period	$1.2	$11.9	$23.6	$—	$36.7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on information currently available to management as well as management’s assumptions and beliefs as of the date such statements were made. All statements, other than statements of historical fact, included in this Quarterly Report on Form 10-Q constitute forward-looking statements, including but not limited to statements identified by forward-looking terminology, such as the words “may,” “will,” “should,” “plan,” “predict,” “anticipate,” “believe,” “intend,” “estimate” and “expect” and similar expressions. Such statements reflect our current views with respect to future events, based on what we believe are reasonable assumptions; however, such statements are subject to certain risks and uncertainties. In addition to the specific uncertainties discussed elsewhere in this Quarterly Report on Form 10-Q, the risk factors set forth in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, and those set forth in Part II, “Item 1A. Risk Factors” of this report, if any, may affect our performance and results of operations. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those in the forward-looking statements. We disclaim any intention or obligation to update or review any forward-looking statements or information, whether as a result of new information, future events or otherwise except as required by law.

Business Overview

We operate in three reportable business segments of the heating, ventilation, air conditioning and refrigeration (“HVACR”) industry. Our reportable segments are Residential Heating & Cooling, Commercial Heating & Cooling, and Refrigeration. For additional information regarding our reportable segments, see Note 14 in the Notes to the Consolidated Financial Statements.

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

Financial Overview

In the first quarter of 2016, the Residential Heating & Cooling segment continued to lead our overall operational performance with a 4% increase in net sales and a $7 million increase in segment profit compared to the first quarter of 2015. The primary growth drivers for this segment were volume gains. Our Commercial Heating & Cooling segment also performed well in the first quarter of 2016 with a 7% increase in net sales and $7 million in increased segment profit compared to the first quarter of 2015. This segment's profits were up largely due to volume increases partially offset by unfavorable foreign currency exchange rates. Sales in our Refrigeration segment increased by 3% and segment profit increased $5 million compared to the first quarter of 2015. Higher sales volume was partially offset by lower price and unfavorable foreign currency exchange rates.

On a consolidated basis, our product profit margins improved quarter over quarter primarily due to lower material costs and higher productivity. We continue to manage our cost structure by utilizing a combination of commodity hedging and controllable product cost management initiatives.

Financial Highlights

•	Net sales increased $29 million, or 4%, to $715 million in the first quarter of 2016 compared to $686 million in the first quarter of 2015.

•	Operational income from continuing operations in the first quarter of 2016 increased $17 million to $44 million from $27 million in the first quarter of 2015.

•	Net income for the first quarter of 2016 increased $11 million to $25 million from $14 million in the first quarter of 2015.

•	Diluted earnings per share from continuing operations were $0.56 per share in the first quarter of 2016 compared to $0.31 per share in the first quarter of 2015.

•	During the first quarter of 2016, we returned $16 million to shareholders through dividend payments.

•	Cash used in operating activities was $113 million in the first three months of 2016 compared to $122 million in the first three months of 2015.

First Quarter of 2016 Compared to First Quarter of 2015 - Consolidated Results

The following table provides a summary of our financial results, including information presented as a percentage of net sales:

	For the Three Months Ended March 31,
	Dollars (in millions)		Percent Change Fav/(Unfav)	Percent of Sales
	2016	2015		2016	2015
Net sales	$715.2	$685.8	4.3%	100.0%	100.0%
Cost of goods sold	531.6	522.8	(1.7)	74.3	76.2
Gross profit	183.6	163.0	12.6	25.7	23.8
Selling, general and administrative expenses	140.4	133.4	(5.2)	19.6	19.5
Losses (gains) and other expenses, net	4.3	5.6	23.2	0.6	0.8
Restructuring charges	(0.2)	0.3	166.7	—	—
Income from equity method investments	(4.6)	(3.3)	39.4	(0.6)	(0.5)
Operational income from continuing operations	$43.7	$27.0	61.9%	6.1%	3.9%

Net Sales

Net sales increased 4% in the first quarter of 2016 compared to the first quarter of 2015, primarily from 6% higher sales volumes. The Residential Heating & Cooling, Commercial Heating & Cooling and Refrigeration segments all delivered higher volume by capturing additional replacement and new construction business. These increases were partially offset by a 2% unfavorable impact from foreign currency exchanges rates.

Gross Profit

Gross profit margin in the first quarter of 2016 increased 190 basis points ("bps") to 25.7% compared to the first quarter of 2015. Our profit margin increased 280 bps from lower material costs, 40 bps from factory productivity, 30 bps from combined freight and distribution, and 10 bps from other savings. Offsetting this increase were decreases of 120 bps for unfavorable mix and price and 50 bps from unfavorable foreign currency exchange rates.

Selling, General and Administrative Expenses

SG&A was $140 million in the first quarter of 2016 compared to $133 million in the first quarter of 2015, and as a percentage of net sales increased 10 bps to 19.6%. SG&A expenses have increased due to higher long-term incentive compensation and higher advertising and promotional costs.

Losses and Other Expenses, Net

Losses and other expenses, net for the first quarter of 2016 and 2015 included the following (in millions):

	For the Three Months Ended March 31,
	2016	2015
Realized losses on settled future contracts	$0.5	$0.4
Foreign currency exchange losses (gains)	0.2	1.1
Net change in unrealized losses (gains) on unsettled futures contracts	(0.5)	(0.1)
Special legal contingency charges	1.7	3.4
Asbestos-related litigation	0.8	0.1
Contractor tax payments	0.5	—
Environmental liabilities	0.7	0.7
Acquisition costs	0.4	—
Losses and other expenses, net	$4.3	$5.6

The net change in unrealized losses (gains) on unsettled futures contracts was due to lower commodity prices relative to the unsettled futures contract prices. For more information on our futures contracts, see Note 4 in the Notes to the Consolidated Financial Statements. Foreign currency exchange losses decreased in the first quarter of 2016 primarily due to the Australian and Canadian dollar and Brazilian real exchange rates. Contractor tax payments relate to a charge for underpaid contractor taxes at one of our non-U.S. subsidiaries. For more information on special legal contingency charges, asbestos-related litigation and contractor tax payments, see Note 6 in the Notes to the Consolidated Financial Statements.

Restructuring Charges

There was a minimal benefit from restructuring charges in the first quarter of 2016 while $0.3 million of restructuring charges were incurred in the first quarter of 2015. The benefit in the current quarter is due to actual restructuring charges being less than planned restructuring charges. For additional information on our restructuring activities, refer to Note 12 in the Notes to the Consolidated Financial Statements.

Income from Equity Method Investments

We participate in two joint ventures that are engaged in the manufacture and sale of compressors, unit coolers and condensing units. We exert significant influence over these affiliates based upon our ownerships, but do not control them due to venture partner participation. Accordingly, these joint ventures have been accounted for under the equity method and their financial position and results of operations are not consolidated. Income from equity method investments of $5 million in the first quarter of 2016 increased slightly from the first quarter of 2015.

Interest Expense, net

Interest expense, net of $6 million in the first quarter of 2016 was flat as compared to the first quarter of 2015.

Income Taxes

We expect our annual effective tax rate in 2016 and subsequent years to be approximately 32% due to sustainable benefits from restructuring of our international subsidiaries that will enable us to utilize foreign tax credits and other benefits that drives our effective tax rate down by approximately 250 basis points.

First Quarter of 2016 Compared to First Quarter of 2015 - Results by Segment

Residential Heating & Cooling

The following table presents our Residential Heating & Cooling segment's net sales and profit for the first quarter of 2016 and 2015 (dollars in millions):

	For the Three Months Ended March 31,
	2016	2015	Difference	% Change
Net sales	$377.3	$362.5	$14.8	4.1%
Profit	$38.3	$31.2	$7.1	22.8%
% of net sales	10.2%	8.6%

Net sales increased by 4% in the first quarter of 2016 compared to the first quarter of 2015. Sales volumes increased by 5% and were partially offset by a 1% reduction from unfavorable foreign currency exchange rates.

Segment profit for the first quarter of 2016 increased $7 million due to $5 million in higher sales volumes, $14 million in lower commodities and material cost, $2 million from factory productivity, $1 million from lower freight expense and $1 million from other product costs. Partially offsetting these increases was $10 million unfavorable price and mix combined, $3 million of SG&A expenses primarily for information technology and research and development investments, $2 million from unfavorable foreign currency exchange rates and $1 million in distribution investments.

Commercial Heating & Cooling

The following table presents our Commercial Heating & Cooling segment's net sales and profit for the first quarter of 2016 and 2015 (dollars in millions):

	For the Three Months Ended March 31,
	2016	2015	Difference	% Change
Net sales	$170.3	$159.9	$10.4	6.5%
Profit	$14.2	$7.7	$6.5	84.4%
% of net sales	8.3%	4.8%

Net sales increased 7% in the first quarter of 2016 compared to the first quarter of 2015. Sales volumes increased by 8% primarily due to North American market growth and share gains partially offset by a 1% reduction from unfavorable foreign currency exchange rates.

Segment profit in the first quarter of 2016 increased $7 million compared to the first quarter of 2015 due to $4 million in higher sales volumes, $3 million in lower commodities and material cost, $1 million from combined price and mix, and $1 million from lower freight and distribution expenses. Partially offsetting these increases was $1 million of SG&A inflation and $1 million from increases in other product costs.

Refrigeration

The following table presents our Refrigeration segment's net sales and profit for the first quarter of 2016 and 2015 (dollars in millions):

	For the Three Months Ended March 31,
	2016	2015	Difference	% Change
Net sales	$167.6	$163.4	$4.2	2.6%
Profit	$9.0	$4.0	$5.0	125.0%
% of net sales	5.4%	2.4%

Net sales increased 3% in the first quarter of 2016 compared to the first quarter of 2015. Volume increased by 7% primarily due to strong performance in North America industry growth. Partially offsetting this volume growth was a 1% decline from price and 3% reduction from unfavorable foreign currency exchange rates.

Segment profit for the first quarter of 2016 increased $5 million compared to the first quarter of 2015 due to $3 million in higher sales volumes, $3 million from lower commodities and material costs, $1 million from lower depreciation and amortization due to the impairment of our Kysor Warren business recorded in 2015 and $2 million in factory productivity and lower other product costs. Partially offsetting these increases was $3 million of unfavorable combined price and mix and $1 million in higher SG&A expenses.

Corporate and Other

Corporate and other expenses increased $3 million to $15 million in the first quarter of 2016 from $12 million in the first quarter of 2015 primarily due to long term incentive compensation, health care costs and general wage inflation.

Liquidity and Capital Resources

Our working capital and capital expenditure requirements are generally met through internally generated funds, bank lines of credit and an asset securitization arrangement. Working capital needs are generally greater in the first and second quarters due to the seasonal nature of our business cycle.

Statement of Cash Flows

The following table summarizes our cash flow activity for the three months ended March 31, 2016 and 2015 (in millions):

	For the Three Months Ended March 31,
	2016	2015
Net cash used in operating activities	$(113.4)	$(122.2)
Net cash used in investing activities	(23.8)	(18.0)
Net cash provided by financing activities	137.3	144.0

Net Cash Used in Operating Activities - The net cash used in operating activities in the first three months of 2016 and 2015 reflects the seasonal increase in working capital requirements. The $9 million decrease in net cash used in operating activities quarter over quarter is primarily attributable to the seasonal increase in working capital requirements in 2016 being smaller than the increase in 2015.

Net Cash Used in Investing Activities - Capital expenditures were $24 million and $18 million in the first three months of 2016 and 2015, respectively. Capital expenditures in 2016 were primarily related to investments in systems and software to support the overall enterprise and continued investments in our distribution network.

Net Cash Provided by Financing Activities - Net cash provided by financing activities decreased to $137 million in the first three months of 2016 primarily due to an increase in stock repurchases partially offset by increases in borrowings. Net borrowings were higher in 2016 to support the increased stock repurchases and dividend payments. Final settlement of the $200 million Accelerated Share Repurchase Plan (ASR) executed in the first quarter of 2016 will be in the second quarter of 2016.

Debt Position

The following table details our lines of credit and financing arrangements as of March 31, 2016 (in millions):

Outstanding Borrowings
Short-term debt:
Foreign obligations	$4.0
Asset Securitization Program (1)	180.0
Total short-term debt	$184.0
Current maturities of long-term debt:
Capital lease obligations	1.1
Domestic credit facility (2)	30.0
Debt issuance costs	(0.2)
Total current maturities of long-term debt	$30.9
Long-term debt:
Capital lease obligations	15.4
Domestic credit facility (2)	671.5
Senior unsecured notes	200.0
Debt issuance costs	(2.4)
Total long-term debt	884.5
Total debt	$1,099.4
(1) The maximum securitization amount ranges from $180.0 million to $220.0 million, depending on the period. The maximum capacity of the ASP is the lesser of the maximum securitization amount or 100% of the net pool balance less reserves, as defined under the ASP.
(2) The available future borrowings on our domestic credit facility are $221.6 million after being reduced by the outstanding borrowings and $4.4 million in outstanding standby letters of credit. We also had $40.8 million in outstanding standby letters of credit outside of the domestic credit facility as of March 31, 2016.

Financial Leverage

We periodically review our capital structure to ensure the appropriate levels of leverage and liquidity. We may access the capital markets, as necessary, based on business needs and to take advantage of favorable interest rate environments or other market conditions. We also evaluate our debt-to-capital and debt-to-EBITDA ratios to determine, among other considerations, the appropriate targets for capital expenditures and share repurchases under our share repurchase programs. Our debt-to-total-capital ratio increased to 107.1% at March 31, 2016 from 87.9% at December 31, 2015.
As of March 31, 2016, our senior credit ratings were Baa3 with a negative outlook, and BBB with a stable outlook, by Moody's Investors Service, Inc. ("Moody's") and Standard & Poor's Rating Group ("S&P"), respectively. The security ratings are not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating. Our goal is to maintain investment grade ratings from Moody's and S&P to ensure the capital markets remain available to us.

Liquidity

We believe our cash and cash equivalents of $41 million, future cash generated from operations and available future borrowings are sufficient to fund operations, planned capital expenditures, future contractual obligations, share repurchases, anticipated dividends and other needs in the foreseeable future. Included in our cash and cash equivalents of $41 million as of March 31, 2016 was $24.4 million of cash held in foreign locations. Our cash held in foreign locations is used for investing and operating activities in those locations, and we currently do not have the need or intent to repatriate those funds to the United States. If we were to repatriate foreign earnings, we would be required to accrue and pay taxes in the United States, less foreign tax credits, for the amounts that were repatriated.

Our expected capital expenditures for 2016 are $95 million. We also continue to increase shareholder value through dividend payments and our share repurchase programs, with the completion of our $200 million accelerated share repurchase program in 2016 and a target of between $65 million and $75 million of dividend payments in 2016.

Off Balance Sheet Arrangements

In addition to the credit facilities, promissory notes and leasing commitments described above, we also lease real estate and machinery and equipment pursuant to operating leases that are not capitalized on the balance sheet, including high-turnover equipment such as autos and service vehicles and short-lived equipment such as personal computers. Our operating lease commitments have not materially changed since December 31, 2015.

Commitments, Contingencies and Guarantees

For information regarding our commitments, contingencies and guarantees, see Note 6 in the Notes to the Consolidated Financial Statements.

Recent Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standard Board ("FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for us on January 1, 2018. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We will adopt the new standard using the modified retrospective approach and are still determining the effect of the standard on our ongoing financial reporting.
In January 2015, the FASB issued ASU No. 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. ASU No. 2015-01 eliminates the concept of an extraordinary item from GAAP. As a result, an entity will no longer be required to separately present an extraordinary item on its statement of operations, net of tax, after income from continuing operations or to disclose income taxes and net income per share data applicable to an extraordinary item. However, ASU No. 2015-01 will still retain the presentation and disclosure guidance for items that are unusual in nature and occur infrequently. ASU No. 2015-01 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period, although early adoption is permitted. The adoption of this standard did not materially impact our consolidated financial statements.
In February 2015, the FASB issued ASU 2015-02, Consolidation: Amendments to the Consolidation Analysis, or ASU 2015-02, which amends the criteria for determining which entities are considered variable interest entities (“VIEs”), amends the criteria for determining if a service provider possesses a variable interest in a VIE and ends the deferral granted to investment companies for application of the VIE consolidation model. This guidance is effective for annual and interim reporting periods of public entities beginning after December 15, 2015 and early adoption is permitted. The adoption of this standard did not materially impact our consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance is effective for annual and interim reporting periods of public entities beginning after December 15, 2015, and early adoption is permitted. The adoption of this standard did not materially impact our consolidated financial statements.
In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740) that simplifies the presentation of deferred taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet. ASU 2015-17 is effective for public companies for annual reporting periods beginning after December 15, 2016, and interim periods within those fiscal years. We adopted this standard retrospectively as of December 31, 2015.
On February 25, 2016, the FASB issued ASU No. 2016-02, Leases (ASC 842). Lessees will need to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. It will be critical to identify leases embedded in a contract to avoid misstating the lessee’s balance sheet. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. ASU 2016-02 is effective for public companies for annual reporting periods beginning after December 15, 2018, and interim periods within those fiscal years. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.
On March 30, 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. Excess tax benefits for share-based payments will be recorded as a reduction of income taxes and reflected in operating cash flows upon the adoption of this ASU. Excess tax benefits are currently recorded in equity and as financing activity under the current rules. This guidance is effective for annual and interim reporting periods of public entities beginning after December 15, 2016.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting LII, see "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Our exposure to market risk has not changed materially since December 31, 2015.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our current management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2016, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes during the quarter ended March 31, 2016 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect our business, financial condition or results of operations. There have been no material changes to our risk factors from those disclosed in our 2015 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In the first quarter of 2016, we purchased shares of our common stock as follows:

	Total Number of Shares Purchased (1)	Average Price Paid per Share (including fees)	Total Number of Shares Purchased As Part of Publicly Announced Plans	Approximate Dollar Value of Shares that may yet be Purchased under our Share Repurchase Plans (in millions) (2)
January 1 through January 30	9,648	$122.87	—	$396.2
January 31 through February 20	1,322,182	114.00	1,316,136	196.2
February 21 through March 31	5,162	128.13	—	196.2
	1,336,992		1,316,136

(1) We repurchased 20,856 shares of common stock in January, February and March 2016 surrendered to LII to satisfy employee tax-withholding obligations in connection with the exercise of long-term incentive awards.
(2) After consideration of total payment of $200 million or Accelerated Share Repurchase Plan (ASR) executed in February 2016. Final settlement will be in the second quarter of 2016.

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

Date: April 18, 2016