Form 10-Q
period 2016-06-30
LENNOX INTERNATIONAL INC
filed 2016-07-18
CIK 1069202

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
_________________________________________________
FORM 10-Q
 _________________________________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [ ]    No  [X]
As of July 15, 2016, the number of shares outstanding of the registrant’s common stock, par value $.01 per share, was 43,472,683.

LENNOX INTERNATIONAL INC.
FORM 10-Q
For the three and six months ended June 30, 2016

i

Part I - Financial Information
Item 1. Financial Statements
LENNOX INTERNATIONAL INC. AND SUBSIDIARIES Consolidated Balance Sheets

(Amounts in millions, except shares and par values)	As of June 30, 2016	As of December 31, 2015
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$54.7	$38.9
Accounts and notes receivable, net of allowances of $7.4 and $6.3 in 2016 and 2015, respectively	643.5	422.8
Inventories, net	505.7	418.8
Other assets	66.3	57.7
Total current assets	1,270.2	938.2
Property, plant and equipment, net of accumulated depreciation of $707.5 and $706.2 in 2016 and 2015, respectively	345.2	339.6
Goodwill	198.5	195.1
Deferred income taxes	145.0	145.7
Other assets, net	65.3	58.8
Total assets	$2,024.2	$1,677.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$225.4	$204.1
Current maturities of long-term debt	230.8	31.0
Accounts payable	399.8	320.1
Accrued expenses	256.5	242.6
Income taxes payable	10.2	26.0
Total current liabilities	1,122.7	823.8
Long-term debt	619.0	506.0
Post-retirement benefits, other than pensions	2.9	4.1
Pensions	122.2	120.8
Other liabilities	126.0	121.1
Total liabilities	1,992.8	1,575.8
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 200,000,000 shares authorized, 87,170,197 shares issued	0.9	0.9
Additional paid-in capital	979.1	1,002.4
Retained earnings	1,247.9	1,146.7
Accumulated other comprehensive loss	(186.6)	(204.7)
Treasury stock, at cost, 43,508,910 shares and 42,491,910 shares as of June 30, 2016 and December 31, 2015, respectively	(2,010.3)	(1,844.1)
Noncontrolling interests	0.4	0.4
Total stockholders’ equity	31.4	101.6
Total liabilities and stockholders' equity	$2,024.2	$1,677.4
The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES Consolidated Statements of Operations (Unaudited)

(Amounts in millions, except per share data)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Net sales	$1,019.2	$992.5	$1,734.4	$1,678.3
Cost of goods sold	704.2	709.1	1,235.8	1,231.9
Gross profit	315.0	283.4	498.6	446.4
Operating Expenses:
Selling, general and administrative expenses	159.4	152.9	299.7	286.2
Losses and other expenses, net	0.4	3.3	4.7	8.9
Restructuring charges	0.8	1.8	0.6	2.1
Income from equity method investments	(6.3)	(5.5)	(10.8)	(8.8)
Operating income	160.7	130.9	204.4	158.0
Interest expense, net	6.8	6.4	12.7	12.2
Other income, net	(0.2)	—	(0.3)	—
Income from continuing operations before income taxes	154.1	124.5	192.0	145.8
Provision for income taxes	42.9	42.9	55.9	50.2
Income from continuing operations	111.2	81.6	136.1	95.6
Discontinued Operations:
Loss from discontinued operations before income taxes	(0.8)	(0.7)	(0.8)	(0.8)
Benefit from income taxes	(0.3)	(0.3)	(0.3)	(0.3)
Loss from discontinued operations	(0.5)	(0.4)	(0.5)	(0.5)
Net income	$110.7	$81.2	$135.6	$95.1

Earnings per share – Basic:
Income from continuing operations	$2.55	$1.81	$3.11	$2.13
Loss from discontinued operations	(0.01)	(0.01)	(0.01)	(0.01)
Net income	$2.54	$1.80	$3.10	$2.12
Earnings per share – Diluted:
Income from continuing operations	$2.52	$1.79	$3.07	$2.10
Loss from discontinued operations	(0.01)	(0.01)	(0.01)	(0.01)
Net income	$2.51	$1.78	$3.06	$2.09

Weighted Average Number of Shares Outstanding - Basic	43.6	45.0	43.8	44.9
Weighted Average Number of Shares Outstanding - Diluted	44.1	45.6	44.4	45.6

Cash dividends declared per share	$0.43	$0.36	$0.79	$0.66

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES Consolidated Statements of Comprehensive Income (Unaudited)

(Amounts in millions)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$110.7	$81.2	$135.6	$95.1
Other comprehensive income (loss):
Foreign currency translation adjustments	5.0	(0.2)	14.4	(27.5)
Net change in pension and post-retirement liabilities	(2.2)	(2.8)	(4.1)	(3.4)
Reclassification of pension and post-retirement benefit losses into earnings	1.4	2.0	3.1	4.2
Change in fair value of available-for-sale marketable equity securities	(0.5)	0.4	(0.6)	0.4
Net change in fair value of cash flow hedges	(3.0)	(2.3)	(0.6)	(4.4)
Reclassification of cash flow hedge losses into earnings	3.4	2.8	8.2	6.2
Other comprehensive income (loss) before income taxes	4.1	(0.1)	20.4	(24.5)
Income tax expense	—	(0.1)	(2.3)	(0.9)
Other comprehensive income (loss), net of tax	4.1	(0.2)	18.1	(25.4)
Comprehensive income	$114.8	$81.0	$153.7	$69.7
The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (Unaudited)

(Amounts in millions)	For the Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$135.6	$95.1
Adjustments to reconcile net income to net cash used in operating activities:
Income from equity method investments	(10.8)	(8.8)
Dividends from affiliates	3.9	3.4
Restructuring (gains) expenses, net of cash paid	(1.0)	1.2
Provision for bad debts	2.7	1.6
Unrealized (gains) losses on derivative contracts	(1.9)	0.3
Stock-based compensation expense	14.8	10.8
Depreciation and amortization	28.5	30.6
Deferred income taxes	(1.9)	(0.9)
Other items, net	0.3	0.2
Changes in assets and liabilities, net of effects of divestitures:
Accounts and notes receivable	(216.2)	(199.2)
Inventories	(80.6)	(85.3)
Other current assets	(6.7)	(0.1)
Accounts payable	82.6	87.3
Accrued expenses	20.1	6.7
Income taxes payable and receivable	(14.2)	(1.4)
Other	3.8	6.2
Net cash used in operating activities	(41.0)	(52.3)
Cash flows from investing activities:
Purchases of property, plant and equipment	(41.7)	(33.0)
Net cash used in investing activities	(41.7)	(33.0)
Cash flows from financing activities:
Short-term borrowings, net	0.5	0.4
Asset securitization borrowings	40.0	40.0
Asset securitization payments	(20.0)	(40.0)
Long-term debt payments	(8.2)	(23.0)
Borrowings from credit facility	1,184.5	999.0
Payments on credit facility	(864.0)	(845.5)
Proceeds from employee stock purchases	1.3	1.1
Repurchases of common stock	(200.0)	—
Repurchases of common stock to satisfy employee withholding tax obligations	(21.4)	(21.8)
Excess tax benefits related to share-based payments	15.7	17.3
Cash dividends paid	(31.8)	(26.9)
Net cash provided by financing activities	96.6	100.6
Increase in cash and cash equivalents	13.9	15.3
Effect of exchange rates on cash and cash equivalents	1.9	(5.3)
Cash and cash equivalents, beginning of period	38.9	37.5
Cash and cash equivalents, end of period	$54.7	$47.5

Supplemental disclosures of cash flow information:
Interest paid	$12.4	$12.3
Income taxes paid (net of refunds)	$55.8	$34.4
The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. General:

References in this Quarterly Report on Form 10-Q to "we," "our," "us," "LII," or the "Company" refer to Lennox International Inc. and its subsidiaries, unless the context requires otherwise.

Basis of Presentation

The accompanying unaudited Consolidated Balance Sheet as of June 30, 2016, the accompanying unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015, the accompanying unaudited Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2016 and 2015, and the accompanying unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015 should be read in conjunction with our audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2015. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The accompanying consolidated financial statements contain all material adjustments, consisting principally of normal recurring adjustments, necessary for a fair presentation of our financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to applicable rules and regulations, although we believe that the disclosures herein are adequate to make the information presented not misleading. The operating results for the interim periods are not necessarily indicative of the results that may be expected for a full year.

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

Reclassifications

Certain amounts have been reclassified from the prior year presentation to conform to the current year presentation.

2. Inventories:

The components of inventories are as follows (in millions):

	As of June 30, 2016	As of December 31, 2015
Finished goods	$360.4	$300.0
Work in process	6.8	4.2
Raw materials and parts	201.9	178.3
Subtotal	569.1	482.5
Excess of current cost over last-in, first-out cost	(63.4)	(63.7)
Total inventories, net	$505.7	$418.8

3. Goodwill:
The changes in the carrying amount of goodwill for the first six months of 2016, in total and by segment, are summarized in the table below (in millions):

	Balance at December 31, 2015	Acquisitions / (Dispositions)	Other (1)	Balance at June 30, 2016
Residential Heating & Cooling	$26.1	$—	$—	$26.1
Commercial Heating & Cooling	60.6	—	0.7	61.3
Refrigeration	108.4	—	2.7	111.1
Total Goodwill	$195.1	$—	$3.4	$198.5
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

Cash Flow Hedges

We have commodity futures contracts and foreign exchange forward contracts designated as cash flow hedges that are scheduled to mature through December 2017. Unrealized gains or losses from our cash flow hedges are included in Accumulated Other Comprehensive Loss (“AOCL”) and are expected to be reclassified into earnings within the next 18 months based on the prices of the commodities and foreign currencies at the settlement dates. We recorded the following amounts in AOCL related to our cash flow hedges (in millions):

	As of June 30, 2016	As of December 31, 2015
Unrealized losses on unsettled futures contracts	$5.5	$13.2
Income tax benefit	(2.0)	(4.8)
Losses included in AOCL, net of tax (1)	$3.5	$8.4
(1) Assuming commodity and foreign currency prices remain constant, we expect to reclassify $3.7 million of derivative losses into earnings within the next 12 months.

We had the following outstanding commodity futures contracts designated as cash flow hedges (in millions of pounds):

	As of June 30, 2016	As of December 31, 2015
Copper	33.8	34.7

We had the following outstanding foreign exchange forward contracts designated as cash flow hedges (in millions):

	As of June 30, 2016	As of December 31, 2015
Notional Amounts (in local currency):
Mexican Peso	101.5	201.4
Canadian Dollar	37.4	—

Derivatives not Designated as Cash Flow Hedges

For commodity derivatives not designated as cash flow hedges, we follow the same hedging strategy as derivatives designated as cash flow hedges, except that we elect not to designate them as cash flow hedges at the inception of the arrangement. We had the following outstanding commodity futures contracts not designated as cash flow hedges (in millions of pounds):

	As of June 30, 2016	As of December 31, 2015
Copper	2.8	3.3
Aluminum	2.6	3.2
We also had the following outstanding foreign currency forward contracts not designated as cash flow hedges (in millions):

	As of June 30, 2016	As of December 31, 2015
Notional Amounts (in local currency):
Mexican Peso	38.4	53.0
Indian Rupee	375.1	30.8
Euro	31.0	3.2
Polish Zloty	—	25.4
Canadian Dollar	7.0	—
New Zealand Dollar	4.0	—
Australian Dollar	29.0	—

Information about the Locations and Amounts of Derivative Instruments

The following tables provide the locations and amounts of derivative fair values in the Consolidated Balance Sheets and derivative gains and losses in the Consolidated Statements of Operations (in millions):

	Fair Values of Derivative Instruments (1)
	Derivatives Designated as Hedging Instruments		Derivatives Not Designated as Hedging Instruments
	As of June 30, 2016	As of December 31, 2015	As of June 30, 2016	As of December 31, 2015
Current Assets:
Other Assets
Commodity futures contracts	$—	$—	$—	$—
Foreign currency forward contracts	—	—	1.1	0.2
Non-Current Assets:
Other Assets, net
Commodity futures contracts	0.3	—	—	—
Total Assets	$0.3	$—	$1.1	$0.2
Current Liabilities:
Accrued Expenses
Commodity futures contracts	$5.4	$12.5	$0.6	$1.5
Foreign currency forward contracts	0.5	0.4	(0.1)	—
Non-Current Liabilities:
Other Liabilities
Commodity futures contracts	0.2	0.4	—	—
Foreign currency forward contracts	—	—	—	—
Total Liabilities	$6.1	$13.3	$0.5	$1.5
 (1) All derivative instruments are classified as Level 2 within the fair value hierarchy. See Note 15 for more information.

Derivatives Designated as Cash Flow Hedges	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Amount of Loss reclassified from AOCL into Income (effective portion) (1)	$3.4	$2.8	$8.2	$6.2
Amount of Loss recognized in Net income (ineffective portion) (2)	$—	$—	$0.1	$—

Derivatives Not Designated as Hedging Instruments	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Amount of Loss (Gain) Recognized in Net Income:
Commodity futures contracts (2)	$0.1	$0.4	$0.1	$0.8
Foreign currency forward contracts (2)	(0.5)	—	(0.1)	0.2
	$(0.4)	$0.4	$—	$1.0
(1) The loss was recorded in Cost of goods sold in the accompanying Consolidated Statements of Operations.
(2) The loss was recorded in Losses and other expenses, net in the accompanying Consolidated Statements of Operations.

5. Income Taxes:

As of June 30, 2016, we had no unrecognized tax benefits.

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

Since January 1, 2016, numerous states, including Delaware and the District of Columbia, have enacted legislation effective for tax years beginning on or after January 1, 2016, including changes to apportionment methodologies and tax rates. The impact of these changes is immaterial.

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

Liabilities for estimated product warranty costs related to continuing operations are included in the following captions on the accompanying Consolidated Balance Sheets (in millions):

	As of June 30, 2016	As of December 31, 2015
Accrued expenses	$29.2	$26.7
Other liabilities	69.6	65.6
Total warranty liability	$98.8	$92.3
The changes in product warranty liabilities related to continuing operations for the six months ended June 30, 2016 were as follows (in millions):

Total warranty liability as of December 31, 2015	$92.3
Warranty claims paid	(11.7)
Changes resulting from issuance of new warranties	20.0
Changes in estimates associated with pre-existing liabilities	(2.6)
Changes in foreign currency translation rates and other	0.8
Total warranty liability as of June 30, 2016	$98.8

We have incurred, and will likely continue to incur, product costs not covered by insurance or our suppliers’ warranties, which is not included in the estimated warranty liabilities tables immediately above.   Also, to satisfy our customers and protect our brands, we have repaired or replaced installed products experiencing quality-related issues, and will likely continue such repairs and replacements.   We currently estimate our probable liability for a certain supplier quality issue within a range of $2.0 million and $9.4 million with all amounts in that range equally likely. We have accrued a $2.0 million liability in Accrued expenses on the Consolidated Balance Sheet at June 30, 2016. The supplier is reimbursing the majority of costs related to this liability.

Litigation

We are involved in a number of claims and lawsuits incident to the operation of our businesses. Insurance coverages are maintained and estimated costs are recorded for such claims and lawsuits, including costs to settle claims and lawsuits, based on experience involving similar matters and specific facts known.

Some of these claims and lawsuits allege personal injury or health problems resulting from exposure to asbestos that was integrated into certain of our products. We have never manufactured asbestos and have not incorporated asbestos-containing components into our products for several decades. A substantial majority of asbestos-related claims have been covered by insurance or other forms of indemnity or have been dismissed without payment. The remainder of our closed cases have been resolved for amounts that are not material, individually or in the aggregate. Our defense costs for asbestos-related claims are generally covered by insurance; however, our insurance coverage for settlements and judgments for asbestos-related claims varies depending on several factors and is subject to policy limits. As a result, we may have greater financial exposure for future settlements and judgments. For the six months ended June 30, 2016, and 2015, expense for asbestos-related litigation was $1.9 million, and $0.6 million, net of insurance recoveries, respectively.

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

7. Lines of Credit and Financing Arrangements:

The following table summarizes our outstanding debt obligations and their classification in the accompanying Consolidated Balance Sheets (in millions):

	As of June 30, 2016	As of December 31, 2015
Short-Term Debt:
Asset Securitization Program	$220.0	$200.0
Foreign obligations	5.4	4.1
Total short-term debt	$225.4	$204.1
Current maturities of long-term debt:
Capital lease obligations	$1.0	$1.2
Domestic credit facility	30.0	30.0
Senior unsecured notes	200.0	—
Debt issuance costs	(0.2)	(0.2)
Total current maturities of long-term debt	$230.8	$31.0
Long-Term Debt:
Capital lease obligations	$15.2	$15.6
Domestic credit facility	606.0	293.0
Senior unsecured notes	—	200.0
Debt issuance costs	(2.2)	(2.6)
Total long-term debt	$619.0	$506.0
Total debt	$1,075.2	$741.1

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. We adopted this guidance in the prior quarter and have reclassified the unamortized debt issuance costs into the debt liability as shown in the table above.
Short-Term Debt

Foreign Obligations

Through several of our foreign subsidiaries, we have facilities available to assist in financing seasonal borrowing needs for our foreign locations. We had $5.4 million and $4.1 million of foreign obligations as of June 30, 2016 and December 31, 2015, respectively, that were primarily borrowings under non-committed facilities. Proceeds on these facilities were $20.4 million and $32.4 million during the six months ended June 30, 2016 and 2015, respectively. Repayments on the facilities were $20.0 million and $32.1 million during the six months ended June 30, 2016 and 2015, respectively.

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

The ASP provided (before consideration of the amendment discussed in the next sentence) for a maximum securitization amount ranging from $180.0 million to $220.0 million, depending on the period. The ASP was amended effective as of July 5, 2016 to increase the maximum securitization range from $200.0 million to $325.0 million, depending on the period. The maximum capacity under the ASP is the lesser of the maximum securitization amount or 100% of the net pool balance less allowances, as defined by the ASP. Eligibility for securitization is limited based on the amount and quality of the qualifying accounts receivable and is calculated monthly. The eligible amounts available and beneficial interests sold were as follows (in millions):

	As of June 30, 2016	As of December 31, 2015
Eligible amount available under the ASP on qualified accounts receivable	$220.0	$220.0
Beneficial interest sold	220.0	200.0
Remaining amount available	$—	$20.0
We pay certain discount fees to use the ASP and to have the facility available to us. These fees relate to both the used and unused portions of the securitization. The used fee is based on the beneficial interest sold and calculated on the average floating commercial paper rate determined by the purchaser of the beneficial interest, plus a program fee of 0.65%. The average rate for June 30, 2016 and December 31, 2015 was 1.20% and 1.06% respectively. The unused fee is based on 102% of the maximum available amount less the beneficial interest sold and is calculated at a 0.33% fixed rate throughout the term of the agreement. In addition, a 0.05% unused fee is charged on incremental available amounts above $180 million during certain months of the year. We recorded these fees in Interest expense, net in the accompanying Consolidated Statements of Operations.

The ASP contains certain restrictive covenants relating to the quality of our accounts receivable and certain cross-default provisions with our Fifth Amended and Restated Credit Facility Agreement ("Domestic Credit Facility"), senior unsecured notes and any other indebtedness we may have over $75.0 million. The administrative agent under the ASP is also a participant in our Domestic Credit Facility. The participating financial institutions have investment grade credit ratings. We continue to evaluate their credit ratings and have no reason to believe they will not perform under the ASP. As of June 30, 2016, we were in compliance with all covenant requirements.

Long-Term Debt

Domestic Credit Facility

On November 13, 2014, we replaced our $650 million Domestic Revolving Credit Facility with a $950 million Domestic Credit Facility, which consisted of a $650 million revolving credit facility and a $300 million term loan and matures in November 2019 (the "Maturity Date"). Under our Domestic Credit Facility, we had outstanding borrowings of $636.0 million, of which $270.0 million was the term loan balance, as well as $4.4 million committed to standby letters of credit as of June 30, 2016. Subject to covenant limitations, $279.6 million was available for future borrowings. The unsecured term loan also matures on the Maturity Date and requires quarterly principal repayments of $7.5 million. The revolving credit facility allows up to $150 million of letters of credit to be issued and also includes a subfacility for swingline loans of up to $65 million. Additionally, at our request and subject to certain conditions, the commitments under the Domestic Credit Facility may be increased by a maximum of $350 million as long as existing or new lenders agree to provide such additional commitments.

Our weighted average borrowing rate on the facility was as follows:

	As of June 30, 2016	As of December 31, 2015
Weighted average borrowing rate	1.95%	1.90%
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

Each of our major debt agreements contains provisions by which a default under one agreement causes a default in the others (a "cross default"). If a cross default under the Domestic Credit Facility, our senior unsecured notes, the Lake Park Renewal (recorded as an operating lease), or our ASP were to occur, it could have a wider impact on our liquidity than might otherwise occur from a default of a single debt instrument or lease commitment. If any event of default occurs and is continuing, lenders with a majority of the aggregate commitments may require the administrative agent to terminate our right to borrow under our Domestic Credit Facility and accelerate amounts due under our Domestic Credit Facility (except for a bankruptcy event of default, in which case such amounts will automatically become due and payable and the lenders’ commitments will automatically terminate). As of June 30, 2016, we were in compliance with all covenant requirements.

Senior Unsecured Notes

We issued $200.0 million of senior unsecured notes in May 2010 through a public offering. Interest is paid semiannually on May 15 and November 15 at a fixed interest rate of 4.90% per annum. These notes mature on May 15, 2017. The notes are guaranteed, on a senior unsecured basis, by each of our domestic subsidiaries that guarantee payment by us of any indebtedness under our Domestic Credit Facility. The indenture governing the notes contains covenants that, among other things, limit our ability and the ability of the subsidiary guarantors to: create or incur certain liens; enter into certain sale and leaseback transactions; enter into certain mergers, consolidations and transfers of substantially all of our assets; and transfer certain properties. The indenture also contains a cross default provision which is triggered if we default on other debt of at least $75.0 million in principal which is then accelerated, and such acceleration is not rescinded within 30 days of the notice date. As of June 30, 2016, we were in compliance with all covenant requirements.

8. Pension and Post-retirement Benefit Plans:

The components of net periodic benefit cost were as follows (in millions):

	For the Three Months Ended June 30,
	2016	2015	2016	2015
	Pension Benefits		Other Benefits
Service cost	$1.1	$1.2	$—	$—
Interest cost	3.9	4.3	—	0.1
Expected return on plan assets	(5.7)	(5.4)	—	—
Amortization of prior service cost	0.1	—	(0.8)	(0.8)
Recognized actuarial loss	1.7	2.4	0.4	0.4
Settlements and curtailments	—	0.1	—	—
Net periodic benefit cost (1)	$1.1	$2.6	$(0.4)	$(0.3)

The components of net periodic benefit cost were as follows (in millions):

	For the Six Months Ended June 30,
	2016	2015	2016	2015
	Pension Benefits		Other Benefits
Service cost	$2.2	$2.3	$—	$—
Interest cost	7.7	8.6	—	0.1
Expected return on plan assets	(10.8)	(10.7)	—	—
Amortization of prior service cost	0.1	0.1	(1.5)	(1.5)
Recognized actuarial loss	3.8	4.8	0.7	0.8
Settlements and curtailments	—	0.4	—	—
Net periodic benefit cost (1)	$3.0	$5.5	$(0.8)	$(0.6)

(1) All net periodic benefit cost for the three and six months ended June 30, 2016 and 2015 related to continuing operations.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Stock-based compensation expense (1)	$8.6	$7.3	$14.8	$10.8
(1) All expense was recorded in our Corporate and other business segment.

10. Stock Repurchases:

Our Board of Directors has authorized a total of $1.4 billion towards the repurchase of shares of our common stock (collectively referred to as the "Share Repurchase Plans"). The Share Repurchase Plans authorize open market repurchase transactions and do not have an expiration date. There were no additional share repurchase authorizations in the first six months of 2016. As of June 30, 2016, $196.2 million of shares may yet be repurchased under the Share Repurchase Plans.

On February 10, 2016, the Company entered into a Fixed Dollar Accelerated Share Repurchase Transaction (the “ASR Agreement”) with Merrill Lynch International (“Merrill Lynch”), acting through its agent, Merrill Lynch, Pierce, Fenner and Smith Incorporated to effect an accelerated stock buyback of the Company’s common stock (the “Common Stock”).

Under the ASR Agreement, on February 10, 2016, the Company paid Merrill Lynch an initial purchase price of $200 million, and Merrill Lynch delivered to the Company a total of 1.3 million shares of Common Stock, representing approximately 75% of the shares expected to be purchased under the ASR Agreement. The ASR Agreement was completed subsequent to quarter end and Merrill Lynch delivered an additional 0.2 million shares of Common Stock to the Company.

We also repurchased 0.2 million shares for $21.4 million for the six months ended June 30, 2016 from employees who surrendered their shares to satisfy minimum tax withholding obligations upon the exercise of long-term incentive awards.

11. Comprehensive Income:

The following table provides information on items not reclassified in their entirety from AOCL to Net income in the accompanying Consolidated Statements of Operations (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Affected Line Item(s) in the Consolidated Statements of Operations
	2016	2015	2016	2015
(Losses)/Gains on cash flow hedges:
Commodity futures contracts	$(3.4)	$(2.8)	$(8.2)	$(6.2)	Cost of goods sold
Income tax benefit	1.2	1.0	2.9	2.3	Provision for income taxes
Net of tax	$(2.2)	$(1.8)	$(5.3)	$(3.9)

Defined Benefit Plan items:
Pension and post-retirement benefit costs	$(1.4)	$(2.0)	$(3.1)	$(4.2)	Cost of goods sold; Selling, general and administrative expenses
Income tax benefit	0.5	0.8	1.0	1.5	Provision for income taxes
Net of tax	$(0.9)	$(1.2)	$(2.1)	$(2.7)

Total reclassifications from AOCL	$(3.1)	$(3.0)	$(7.4)	$(6.6)

The following table provides information on changes in AOCL, by component (net of tax), for the six months ended June 30, 2016 (in millions):

	Gains (Losses) on Cash Flow Hedges	Unrealized Gains on Available-for-Sale Securities	Defined Benefit Pension Plan Items	Foreign Currency Translation Adjustments	Total AOCI
Balance as of December 31, 2015	$(8.4)	$4.4	$(139.3)	$(61.4)	$(204.7)
Other comprehensive (loss) income before reclassifications	(0.4)	(0.6)	(2.7)	14.4	10.7
Amounts reclassified from AOCI	5.3	—	2.1	—	7.4
Net other comprehensive (loss) income	4.9	(0.6)	(0.6)	14.4	18.1
Balance as of June 30, 2016	$(3.5)	$3.8	$(139.9)	$(47.0)	$(186.6)

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

Restructuring Activities in 2016

Information regarding the restructuring charges for all ongoing activities are presented in the following table (in millions):

	Charges Incurred in 2016	Charges Incurred to Date	Total Charges Expected to be Incurred
Severance and related expense	$(0.3)	$9.2	$9.2
Asset write-offs and accelerated depreciation	0.1	2.2	2.2
Equipment moves	—	—	—
Lease termination	—	0.2	0.2
Other	0.8	2.8	4.1
Total restructuring charges	$0.6	$14.4	$15.7
While restructuring charges are excluded from our calculation of segment profit (loss), the table below presents the restructuring charges associated with each segment (in millions):

	Charges Incurred in 2016	Charges Incurred to Date	Total Charges Expected to be Incurred
Residential Heating & Cooling	$—	$0.9	$0.9
Commercial Heating & Cooling	—	0.9	0.9
Refrigeration	(0.3)	11.7	11.7
Corporate & Other	0.9	0.9	2.2
Total restructuring charges	$0.6	$14.4	$15.7

Restructuring accruals are included in Accrued expenses in the accompanying Consolidated Balance Sheets. The table below details the activity in 2016 within the restructuring accruals (in millions):

	Balance as of December 31, 2015	Charged to Earnings	Cash Utilization	Non-Cash Utilization and Other	Balance as of June 30, 2016
Severance and related expense	$0.7	$(0.3)	$(0.4)	$0.3	$0.3
Asset write-offs and accelerated depreciation	—	0.1	(0.1)	—	—
Equipment moves	—	—	—	—	—
Lease termination	0.2	—	—	—	0.2
Other	—	0.8	(1.0)	—	(0.2)
Total restructuring accruals	$0.9	$0.6	$(1.5)	$0.3	$0.3

13. Earnings Per Share:

Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net income by the sum of the weighted-average number of shares and the number of equivalent shares assumed outstanding, if dilutive, under our stock-based compensation plans.

The computations of basic and diluted earnings per share for Net income were as follows (in millions, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$110.7	$81.2	$135.6	$95.1
Add: Loss from discontinued operations	0.5	0.4	0.5	0.5
Income from continuing operations	$111.2	$81.6	$136.1	$95.6

Weighted-average shares outstanding – basic	43.6	45.0	43.8	44.9
Add: Potential effect of dilutive securities attributable to stock-based payments	0.5	0.6	0.6	0.7
Weighted-average shares outstanding – diluted	44.1	45.6	44.4	45.6

Earnings per share – Basic:
Income from continuing operations	$2.55	$1.81	$3.11	$2.13
Loss from discontinued operations	(0.01)	(0.01)	(0.01)	(0.01)
Net income	$2.54	$1.80	$3.10	$2.12

Earnings per share – Diluted:
Income from continuing operations	$2.52	$1.79	$3.07	$2.10
Loss from discontinued operations	(0.01)	(0.01)	(0.01)	(0.01)
Net income	$2.51	$1.78	$3.06	$2.09

The following stock appreciation rights and restricted stock units were outstanding but not included in the diluted earnings per share calculation because the assumed exercise of such rights would have been anti-dilutive (in millions, except for per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Weighted-average number of shares	0.2	0.2	0.2	0.2
Price range per share	$124.97-$131.94	$92.64	$124.97-$131.94	$92.64

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

Segment Data

Net sales and segment profit (loss) for each segment, along with a reconciliation of segment profit (loss) to Operating income, are shown below (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Net sales
Residential Heating & Cooling	$574.5	$555.1	$951.8	$917.7
Commercial Heating & Cooling	252.9	253.6	423.3	413.5
Refrigeration	191.8	183.8	359.3	347.1
	$1,019.2	$992.5	$1,734.4	$1,678.3

Segment profit (loss) (1)
Residential Heating & Cooling	$115.9	$99.9	$154.1	$131.2
Commercial Heating & Cooling	47.4	43.0	61.7	50.7
Refrigeration	21.3	13.3	30.3	17.2
Corporate and other	(23.5)	(22.0)	(38.4)	(33.7)
Total segment profit	161.1	134.2	207.7	165.4
Reconciliation to Income from continuing operations before income taxes:
Special product quality adjustments	—	(1.1)	(0.4)	(1.4)
Items in Losses (gains) and other expenses, net that are excluded from segment profit (loss) (1)	(0.4)	2.6	3.1	6.7
Restructuring charges	0.8	1.8	0.6	2.1
Operating income	$160.7	$130.9	$204.4	$158.0
(1) The Company defines segment profit and loss as a segment's operating income included in the accompanying Consolidated Statements of Operations, excluding:

•	Special product quality adjustments;

•	The following items in Losses (gains) and other expenses, net:

◦	Net change in unrealized gains and/or losses on unsettled futures contracts,

◦	Special legal contingency charges,

◦	Asbestos-related litigation,

◦	Contractor tax payments,

◦	Environmental liabilities, and

◦	Other items, net;

•	Restructuring charges; and

•	Goodwill, long-lived asset, and equity method investment impairments.

Total Assets by Segment

Except for the seasonal increase in total assets across all reportable segments, there have not been any material changes in the composition of total assets by segment since December 31, 2015.

15. Fair Value Measurements:

Fair Value Hierarchy

The methodologies used to determine the fair value of our financial assets and liabilities at June 30, 2016 were the same as those used at December 31, 2015.

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

Marketable Equity Securities

The following table presents the fair values of an investment in marketable equity securities, classified as Level 1 and related to publicly traded stock of a non-U.S. company, recorded in Other assets, net in the accompanying Consolidated Balance Sheets (in millions):

	As of June 30, 2016	As of December 31, 2015
Investment in marketable equity securities	$5.8	$6.5

Other Fair Value Disclosures

The carrying amounts of Cash and cash equivalents, Accounts and notes receivable, net, Accounts payable, and Short-term debt approximate fair value due to the short maturities of these instruments. The carrying amount of our Domestic Credit Facility in Long-term debt also approximates fair value due to its variable-rate characteristics.

The fair value of our senior unsecured notes in Long-term debt, classified as Level 2, was based on the amount of future cash flows using current market rates for debt instruments of similar maturities and credit risk. The following table presents their fair value (in millions):

	As of June 30, 2016	As of December 31, 2015
Senior unsecured notes	$206.2	$207.3

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

The condensed consolidating financial statements reflect the investments in subsidiaries of the Company using the equity method of accounting. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. Condensed consolidating financial statements of the Company, its Guarantor Subsidiaries and Non-Guarantor Subsidiaries as of June 30, 2016 and December 31, 2015 and for the three and six months ended June 30, 2016 and 2015 are shown on the following pages.

Lennox International Inc. and Subsidiaries
Condensed Consolidating Balance Sheets
As of June 30, 2016

(Amounts in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$1.6	$24.0	$29.1	$—	$54.7
Accounts and notes receivable, net	—	43.3	600.2	—	643.5
Inventories, net	—	392.9	119.5	(6.7)	505.7
Other assets	4.3	52.3	70.9	(61.2)	66.3
Total current assets	5.9	512.5	819.7	(67.9)	1,270.2
Property, plant and equipment, net	—	266.0	79.2	—	345.2
Goodwill	—	134.9	63.6	—	198.5
Investment in subsidiaries	1,035.8	488.2	(0.6)	(1,523.4)	—
Deferred income taxes	5.3	125.5	28.9	(14.7)	145.0
Other assets, net	1.8	38.9	26.1	(1.5)	65.3
Intercompany receivables (payables), net	(156.4)	148.4	8.0	—	—
Total assets	$892.4	$1,714.4	$1,024.9	$(1,607.5)	$2,024.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$—	$225.4	$—	$225.4
Current maturities of long-term debt	229.8	0.7	0.3	—	230.8
Accounts payable	18.7	310.0	71.1	—	399.8
Accrued expenses	8.0	191.9	56.6	—	256.5
Income taxes payable	0.3	42.7	44.7	(77.5)	10.2
Total current liabilities	256.8	545.3	398.1	(77.5)	1,122.7
Long-term debt	603.9	14.7	0.4	—	619.0
Post-retirement benefits, other than pensions	—	2.9	—	—	2.9
Pensions	—	113.8	8.4	—	122.2
Other liabilities	0.3	118.7	11.4	(4.4)	126.0
Total liabilities	861.0	795.4	418.3	(81.9)	1,992.8
Commitments and contingencies
Total stockholders' equity	31.4	919.0	606.6	(1,525.6)	31.4
Total liabilities and stockholders' equity	$892.4	$1,714.4	$1,024.9	$(1,607.5)	$2,024.2

Lennox International Inc. and Subsidiaries
Condensed Consolidating Balance Sheets
As of December 31, 2015

(Amounts in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$0.5	$7.8	$30.6	$—	$38.9
Accounts and notes receivable, net	—	25.9	396.9	—	422.8
Inventories, net	—	324.3	98.9	(4.4)	418.8
Other assets	3.3	46.9	67.4	(59.9)	57.7
Total current assets	3.8	404.9	593.8	(64.3)	938.2
Property, plant and equipment, net	—	261.8	77.8	—	339.6
Goodwill	—	134.9	60.2	—	195.1
Investment in subsidiaries	879.0	337.6	(0.6)	(1,216.0)	—
Deferred income taxes	5.4	126.6	28.4	(14.7)	145.7
Other assets, net	1.5	38.2	20.6	(1.5)	58.8
Intercompany receivables (payables), net	(278.6)	253.3	25.3	—	—
Total assets	$611.1	$1,557.3	$805.5	$(1,296.5)	$1,677.4
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$—	$204.1	$—	$204.1
Current maturities of long-term debt	29.8	0.8	0.4	—	31.0
Accounts payable	16.1	237.9	66.1	—	320.1
Accrued expenses	15.8	176.7	50.1	—	242.6
Income taxes payable	(43.0)	106.6	37.9	(75.5)	26.0
Total current liabilities	18.7	522.0	358.6	(75.5)	823.8
Long-term debt	490.4	15.1	0.5	—	506.0
Post-retirement benefits, other than pensions	—	4.1	—	—	4.1
Pensions	—	111.9	8.9	—	120.8
Other liabilities	0.4	114.4	10.5	(4.2)	121.1
Total liabilities	509.5	767.5	378.5	(79.7)	1,575.8
Commitments and contingencies
Total stockholders' equity	101.6	789.8	427.0	(1,216.8)	101.6
Total liabilities and stockholders' equity	$611.1	$1,557.3	$805.5	$(1,296.5)	$1,677.4

Lennox International Inc. and Subsidiaries
Condensed Consolidating Statements of Operations and Comprehensive Income
For the Three Months Ended June 30, 2016

(Amounts in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$884.5	$183.4	$(48.7)	$1,019.2
Cost of goods sold	—	611.7	141.2	(48.7)	704.2
Gross profit	—	272.8	42.2	—	315.0
Operating expenses:
Selling, general and administrative expenses	—	139.9	19.5	—	159.4
Losses (gains) and other expenses, net	—	0.7	(0.2)	(0.1)	0.4
Restructuring charges	—	1.0	(0.2)	—	0.8
Income from equity method investments	(115.5)	(9.5)	(5.2)	123.9	(6.3)
Operating income	115.5	140.7	28.3	(123.8)	160.7
Interest expense, net	6.3	(0.5)	1.0	—	6.8
Other expense, net	—	—	(0.2)	—	(0.2)
Income from continuing operations before income taxes	109.2	141.2	27.5	(123.8)	154.1
Provision for income taxes	(1.5)	34.8	9.5	0.1	42.9
Income from continuing operations	110.7	106.4	18.0	(123.9)	111.2
Loss from discontinued operations	—	—	(0.5)	—	(0.5)
Net income	$110.7	$106.4	$17.5	$(123.9)	$110.7
Other comprehensive income (loss), net of tax	0.3	0.3	2.7	0.8	4.1
Comprehensive income	$111.0	$106.7	$20.2	$(123.1)	$114.8

Lennox International Inc. and Subsidiaries
Condensed Consolidating Statements of Operations and Comprehensive Income
For the Six Months Ended June 30, 2016

(Amounts in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$1,498.3	$327.2	$(91.1)	$1,734.4
Cost of goods sold	—	1,072.4	252.5	(89.1)	1,235.8
Gross profit	—	425.9	74.7	(2.0)	498.6
Operating expenses:
Selling, general and administrative expenses	—	258.6	41.1	—	299.7
Losses (gains) and other expenses, net	(0.6)	3.1	2.2	—	4.7
Restructuring charges	—	1.0	(0.4)	—	0.6
Income from equity method investments	(143.5)	(9.5)	(9.2)	151.4	(10.8)
Operating income	144.1	172.7	41.0	(153.4)	204.4
Interest expense, net	11.7	(1.0)	2.0	—	12.7
Other expense, net	—	—	(0.3)	—	(0.3)
Income from continuing operations before income taxes	132.4	173.7	39.3	(153.4)	192.0
Provision for income taxes	(3.1)	46.8	12.9	(0.7)	55.9
Income from continuing operations	135.5	126.9	26.4	(152.7)	136.1
Loss from discontinued operations	—	—	0.5	—	0.5
Net income	$135.5	$126.9	$25.9	$(152.7)	$135.6
Other comprehensive income (loss), net of tax	4.9	2.4	9.0	1.8	18.1
Comprehensive income	$140.4	$129.3	$34.9	$(150.9)	$153.7

Lennox International Inc. and Subsidiaries
Condensed Consolidating Statements of Operations and Comprehensive Income
For the Three Months Ended June 30, 2015

(Amounts in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$864.6	$181.7	$(53.8)	$992.5
Cost of goods sold	—	617.2	145.1	(53.2)	709.1
Gross profit	—	247.4	36.6	(0.6)	283.4
Operating expenses:
Selling, general and administrative expenses	—	130.1	22.8	—	152.9
Losses (gains) and other expenses, net	0.4	1.1	1.8	—	3.3
Restructuring charges	—	(0.5)	2.3	—	1.8
Income from equity method investments	(85.6)	0.2	(4.5)	84.4	(5.5)
Operating income	85.2	116.5	14.2	(85.0)	130.9
Interest expense, net	6.2	(0.6)	0.8	—	6.4
Other expense, net	—	—	—	—	—
Income from continuing operations before income taxes	79.0	117.1	13.4	(85.0)	124.5
Provision for income taxes	(2.2)	40.4	5.0	(0.3)	42.9
Income from continuing operations	81.2	76.7	8.4	(84.7)	81.6
Loss from discontinued operations	—	—	(0.4)	—	(0.4)
Net income	$81.2	$76.7	$8.0	$(84.7)	$81.2
Other comprehensive income, net of tax	0.3	(1.3)	0.5	0.3	(0.2)
Comprehensive income	$81.5	$75.4	$8.5	$(84.4)	$81.0

Lennox International Inc. and Subsidiaries
Condensed Consolidating Statements of Operations and Comprehensive Income
For the Six Months Ended June 30, 2015

(Amounts in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$1,440.7	$335.5	$(97.9)	$1,678.3
Cost of goods sold	—	1,060.8	268.0	(96.9)	1,231.9
Gross profit	—	379.9	67.5	(1.0)	446.4
Operating expenses:
Selling, general and administrative expenses	—	238.0	48.2	—	286.2
Losses and other expenses, net	0.5	5.0	3.5	(0.1)	8.9
Restructuring charges	—	(0.4)	2.5	—	2.1
Income from equity method investments	(103.1)	2.6	(7.3)	99.0	(8.8)
Operating income	102.6	134.7	20.6	(99.9)	158.0
Interest expense, net	11.7	(1.1)	1.6	—	12.2
Income from continuing operations before income taxes	90.9	135.8	19.0	(99.9)	145.8
Provision for income taxes	(4.2)	48.2	6.6	(0.4)	50.2
Income from continuing operations	95.1	87.6	12.4	(99.5)	95.6
Loss from discontinued operations	—	—	(0.5)	—	(0.5)
Net income	$95.1	$87.6	$11.9	$(99.5)	$95.1
Other comprehensive income (loss), net of tax	1.3	(5.2)	(20.1)	(1.4)	(25.4)
Comprehensive income	$96.4	$82.4	$(8.2)	$(100.9)	$69.7

Lennox International Inc. and Subsidiaries
Condensed Consolidating Statements of Cash Flows
For the Six Months Ended June 30, 2016

(Amounts in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$46.4	$(51.3)	$(36.1)	$—	$(41.0)
Cash flows from investing activities:
Purchases of property, plant and equipment	—	(36.8)	(4.9)	—	(41.7)
Net cash used in investing activities	—	(36.8)	(4.9)	—	(41.7)
Cash flows from financing activities:
Short-term borrowings, net	—	—	0.5	—	0.5
Asset securitization borrowings	—	—	40.0	—	40.0
Asset securitization payments	—	—	(20.0)	—	(20.0)
Long-term debt payments	(7.5)	(0.5)	(0.2)	—	(8.2)
Borrowings from credit facility	1,184.5	—	—	—	1,184.5
Payments on credit facility	(864.0)	—	—	—	(864.0)
Proceeds from employee stock purchases	1.3	—	—	—	1.3
Repurchases of common stock	(200.0)	—	—	—	(200.0)
Repurchases of common stock to satisfy employee withholding tax obligations	(21.4)	—	—	—	(21.4)
Excess tax benefits related to share-based payments	15.7	—	—	—	15.7
Intercompany debt	(11.9)	(4.3)	16.2	—	—
Intercompany financing activity	(110.2)	109.1	1.1	—	—
Cash dividends paid	(31.8)	—	—	—	(31.8)
Net cash provided by financing activities	(45.3)	104.3	37.6	—	96.6
Increase in cash and cash equivalents	1.1	16.2	(3.4)	—	13.9
Effect of exchange rates on cash and cash equivalents	—	—	1.9	—	1.9
Cash and cash equivalents, beginning of period	0.5	7.8	30.6	—	38.9
Cash and cash equivalents, end of period	$1.6	$24.0	$29.1	$—	$54.7

Lennox International Inc. and Subsidiaries
Condensed Consolidating Statements of Cash Flows
For the Six Months Ended June 30, 2015

(Amounts in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$2.1	$(45.0)	$(9.4)	$—	$(52.3)
Cash flows from investing activities:
Purchases of property, plant and equipment	—	(27.8)	(5.2)	—	(33.0)
Net cash used in investing activities	—	(27.8)	(5.2)	—	(33.0)
Cash flows from financing activities:
Short-term borrowings, net	—	—	0.4	—	0.4
Asset securitization borrowings	—	—	40.0	—	40.0
Asset securitization payments	—	—	(40.0)	—	(40.0)
Long-term debt payments	(22.5)	(0.3)	(0.2)	—	(23.0)
Borrowings from revolving credit facility	999.0	—	—	—	999.0
Payments on revolving credit facility	(845.5)	—	—	—	(845.5)
Proceeds from employee stock purchases	1.1	—	—	—	1.1
Repurchases of common stock to satisfy employee withholding tax obligations	(21.8)	—	—	—	(21.8)
Excess tax benefits related to share-based payments	17.3	—	—	—	17.3
Intercompany financing activity	(24.3)	3.4	20.9	—	—
Intercompany investments	(77.8)	79.9	(2.1)	—	—
Cash dividends paid	(26.9)	—	—	—	(26.9)
Net cash provided by financing activities	(1.4)	83.0	19.0	—	100.6
Increase in cash and cash equivalents	0.7	10.2	4.4	—	15.3
Effect of exchange rates on cash and cash equivalents	—	—	(5.3)	—	(5.3)
Cash and cash equivalents, beginning of period	1.0	11.5	25.0	—	37.5
Cash and cash equivalents, end of period	$1.7	$21.7	$24.1	$—	$47.5

17. Subsequent Events:

On July 16, 2016, our Board of Directors authorized our plans to complete another $100 million stock repurchase program in 2016 and to contribute $50 million to our pension plans in 2016, as more fully discussed in the Liquidity section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on information currently available to management as well as management’s assumptions and beliefs as of the date such statements were made. All statements, other than statements of historical fact, included in this Quarterly Report on Form 10-Q constitute forward-looking statements, including but not limited to statements identified by forward-looking terminology, such as the words “may,” “will,” “should,” “plan,” “anticipate,” “believe,” “intend,” “estimate” and “expect” and similar expressions. Such statements reflect our current views with respect to future events, based on what we believe are reasonable assumptions; however, such statements are subject to certain risks and uncertainties. In addition to the specific uncertainties discussed elsewhere in this Quarterly Report on Form 10-Q, the risk factors set forth in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, and those set forth in Part II, “Item 1A. Risk Factors” of this report, if any, may affect our performance and results of operations. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those in the forward-looking statements. We disclaim any intention or obligation to update or review any forward-looking statements or information, whether as a result of new information, future events or otherwise, except as required by law.

Business Overview

We operate in three reportable business segments of the heating, ventilation, air conditioning and refrigeration (“HVACR”) industry. Our reportable segments are Residential Heating & Cooling, Commercial Heating & Cooling, and Refrigeration. For additional information regarding our reportable segments, see Note 14 in the Notes to the Consolidated Financial Statements.

Our fiscal year ends on December 31 and our interim fiscal quarters are each comprised of 13 weeks. For convenience, throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the 13-week periods comprising each fiscal quarter are denoted by the last day of the respective calendar quarter.

We sell our products and services through a combination of direct sales, distributors and company-owned parts and supplies stores. The demand for our products and services is seasonal and significantly impacted by the weather. Warmer than normal summer temperatures generate demand for replacement air conditioning and refrigeration products and services, and colder than normal winter temperatures have a similar effect on heating products and services. Conversely, cooler than normal summers and warmer than normal winters depress the demand for HVACR products and services. In addition to weather, demand for our products and services is influenced by national and regional economic and demographic factors, such as interest rates, the availability of financing, regional population and employment trends, new construction, general economic conditions, and consumer spending habits and confidence. A substantial portion of the sales in each of our business segments is attributable to replacement business, with the balance comprised of new construction business.

The principal elements of cost of goods sold are components, raw materials, factory overhead, labor, estimated warranty costs, and freight and distribution costs. The principal raw materials used in our manufacturing processes are steel, copper and aluminum. In recent years, pricing volatility for these commodities and related components have impacted us and the HVACR industry in general. We seek to mitigate the impact of volatility in commodity prices through a combination of price increases, commodity contracts, improved production efficiency and cost reduction initiatives. We also partially mitigate volatility in the prices of these commodities by entering into futures contracts and fixed forward contracts.

Financial Overview

In the second quarter of 2016, the Residential Heating & Cooling segment continued to lead our overall operational performance with a 4% increase in net sales and a $16 million increase in segment profit compared to the second quarter of 2015. The primary growth drivers for this segment were volume gains. Our Refrigeration segment also performed well in the second quarter of 2016 with a 4% increase in net sales and $8 million in increased segment profit compared to the second quarter of 2015. This segment's profits were up largely due to volume increases partially offset by unfavorable foreign currency exchange rates. While sales in our Commercial Heating & Cooling segment were relatively flat, the segment profit increased $4 million compared to the second quarter of 2015. For this segment, lower sales volume was offset by higher price and mix.

On a consolidated basis, our product profit margins improved quarter over quarter primarily due to lower material costs and higher productivity. We continue to manage our cost structure by utilizing a combination of commodity hedging and controllable product cost management initiatives.

Financial Highlights

•	Net sales increased $26 million, or 3%, to $1,019 million in the second quarter of 2016 compared to $993 million in the second quarter of 2015.

•	Operating income in the second quarter of 2016 increased $30 million to $161 million from $131 million in the second quarter of 2015.

•	Net income for the second quarter of 2016 increased $30 million to $111 million from $81 million in the second quarter of 2015.

•	Diluted earnings per share from continuing operations were $2.52 per share in the second quarter of 2016 compared to $1.79 per share in the second quarter of 2015.

•	During the second quarter of 2016, we returned $16 million to shareholders through dividend payments.

•	Cash used in operating activities was $41 million in the first six months of 2016 compared to $52 million in the first six months of 2015.

Second Quarter of 2016 Compared to Second Quarter of 2015 - Consolidated Results

The following table provides a summary of our financial results, including information presented as a percentage of net sales:

	For the Three Months Ended June 30,
	Dollars (in millions)		Percent Change Fav/(Unfav)	Percent of Sales
	2016	2015		2016	2015
Net sales	$1,019.2	$992.5	2.7%	100.0%	100.0%
Cost of goods sold	704.2	709.1	0.7	69.1	71.4
Gross profit	315.0	283.4	11.2	30.9	28.6
Selling, general and administrative expenses	159.4	152.9	(4.3)	15.6	15.4
Losses and other expenses, net	0.4	3.3	87.9	—	0.3
Restructuring charges	0.8	1.8	55.6	0.1	0.2
Income from equity method investments	(6.3)	(5.5)	14.5	(0.6)	(0.6)
Operating income	$160.7	$130.9	22.8%	15.8%	13.2%

Net Sales

Net sales increased 3% in the second quarter of 2016 compared to the second quarter of 2015, primarily from 2% higher sales volumes and 1% from price. The Residential Heating & Cooling and Refrigeration segments delivered higher volume by capturing additional replacement and new construction business.

Gross Profit

Gross profit margin in the second quarter of 2016 increased 230 basis points ("bps") to 30.9% compared to the second quarter of 2015. Our profit margin increased 300 bps from lower material costs and 40 bps from factory productivity. Offsetting this increase were decreases of 20 bps for unfavorable mix and price, 20 bps from unfavorable foreign currency exchange rates, 20 bps from combined freight and distribution, 10 bps for warranties, and 40 bps from other product costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, or SG&A, was $159 million in the second quarter of 2016 compared to $153 million in the second quarter of 2015, and as a percentage of net sales increased 20 bps to 15.6%. SG&A expenses increased due to higher long-term incentive compensation costs and increased investment in information technology and research and development.

Losses and Other Expenses, Net

Losses and other expenses, net for the second quarter of 2016 and 2015 included the following (in millions):

	For the Three Months Ended June 30,
	2016	2015
Realized losses on settled future contracts	$0.4	$0.3
Foreign currency exchange losses	0.3	0.4
Loss on disposal of fixed assets	0.1	—
Net change in unrealized (gains) losses on unsettled futures contracts	(0.3)	0.1
Special legal contingency (gains) charges	(1.7)	0.7
Asbestos-related litigation	1.1	0.4
Contractor tax payments	—	1.6
Environmental liabilities (benefits)	0.5	(0.2)
Losses and other expenses, net (pre-tax)	$0.4	$3.3

The net change in unrealized (gains) losses on unsettled futures contracts was due to lower commodity prices relative to the unsettled futures contract prices. For more information on our futures contracts, see Note 4 in the Notes to the Consolidated Financial Statements. The change in the special legal contingency charges resulted from lower estimated liabilities related to settled claims. For more information on special legal contingency charges and asbestos-related litigation, see Note 6 in the Notes to the Consolidated Financial Statements. Contractor tax payments relate to a charge for underpaid contractor taxes at one of our non-U.S. subsidiaries.

Restructuring Charges

Restructuring charges during the second quarter of 2016 relate to the demolition of a facility relating to a previous restructuring activity. The restructuring charges in the second quarter of 2015 relate to the restructuring of our Australian operations in the Refrigeration segment. For additional information on our restructuring activities, refer to Note 12 in the Notes to the Consolidated Financial Statements.

Income from Equity Method Investments

We participate in two joint ventures that are engaged in the manufacture and sale of compressors, unit coolers and condensing units. We exert significant influence over these affiliates based upon our ownerships, but do not control them due to venture partner participation. Accordingly, these joint ventures have been accounted for under the equity method and their financial position and results of operations are not consolidated. Income from equity method investments of $6 million in the second quarter of 2016 increased slightly from the second quarter of 2015.

Interest Expense, net

Interest expense, net of $7 million in the second quarter of 2016 was up from $6 million as compared to the second quarter of 2015.

Income Taxes

We expect our annual effective tax rate to be 31% in 2016 and subsequent years to be approximately 32% due to sustainable benefits from restructuring of our international subsidiaries that will enable us to utilize foreign tax credits and other benefits that drives our effective tax rate down by approximately 250 basis points.

The tax benefit resulting from a planned repatriation of earnings in 2016 was recognized in Q2 resulting in a quarterly effective rate of 27.8% and a year to date effective tax rate of 29.1%.

Second Quarter of 2016 Compared to Second Quarter of 2015 - Results by Segment

Residential Heating & Cooling

The following table presents our Residential Heating & Cooling segment's net sales and profit for the second quarter of 2016 and 2015 (dollars in millions):

	For the Three Months Ended June 30,
	2016	2015	Difference	% Change
Net sales	$574.5	$555.1	$19.4	3.5%
Profit	$115.9	$99.9	$16.0	16.0%
% of net sales	20.2%	18.0%

Net sales increased by 4% in the second quarter of 2016 compared to the second quarter of 2015. Sales volumes increased by 3% and price and mix combined increased sales by 1%.

Segment profit for the second quarter of 2016 increased $16 million due to $4 million in higher sales volumes, $18 million in lower commodities and material cost and $3 million from factory productivity, which includes the addition of a second factory in Mexico. Partially offsetting these increases was $3 million of SG&A expenses primarily for information technology and research and development investments, $2 million from unfavorable foreign currency exchange rates, $2 million in distribution investments, and $2 million from increases in other product costs.

Commercial Heating & Cooling

The following table presents our Commercial Heating & Cooling segment's net sales and profit for the second quarter of 2016 and 2015 (dollars in millions):

	For the Three Months Ended June 30,
	2016	2015	Difference	% Change
Net sales	$252.9	$253.6	$(0.7)	(0.3)%
Profit	$47.4	$43.0	$4.4	10.2%
% of net sales	18.7%	17.0%

Net sales were flat in the second quarter of 2016 compared to the second quarter of 2015. Sales volumes decreased by 1% and this volume decline was offset by a 1% increase in price and mix.

Segment profit in the second quarter of 2016 increased $4 million compared to the second quarter of 2015 due to $6 million in lower commodities and material cost and $3 million from combined price and mix. Partially offsetting these increases was $1 million in lower sales volumes, $1 million from unfavorable foreign currency exchange rates, $1 million for investments in infrastructure for the North American Service business, $1 million in lower factory productivity and $1 million from increases in other product costs.

Refrigeration

The following table presents our Refrigeration segment's net sales and profit for the second quarter of 2016 and 2015 (dollars in millions):

	For the Three Months Ended June 30,
	2016	2015	Difference	% Change
Net sales	$191.8	$183.8	$8.0	4.4%
Profit	$21.3	$13.3	$8.0	60.2%
% of net sales	11.1%	7.2%

Net sales increased 4% in the second quarter of 2016 compared to the second quarter of 2015. Volume increased by 7%

primarily due to strong performance in North America industry growth and market share gains. Partially offsetting this volume growth was a 1% decline from price and mix and 2% reduction from unfavorable foreign currency exchange rates.

Segment profit for the second quarter of 2016 increased $8 million compared to the second quarter of 2015 due to $4 million in higher sales volumes, $6 million from lower commodities and material costs, $2 million from lower depreciation and amortization due to the impairment of our Kysor Warren business recorded in 2015 and $1 million in factory productivity and lower other product costs. Partially offsetting these increases was $3 million of unfavorable combined price and mix, $1 million in higher SG&A expenses and $1 million from unfavorable foreign currency exchange rates.

Corporate and Other

Corporate and other expenses increased $2 million to $24 million in the second quarter of 2016 from $22 million in the second quarter of 2015 due to $5 million of higher incentive compensation and general wage inflation. Partially offsetting these increases was $3 million in lower health care expenses.

Year-to-Date through June 30, 2016 Compared to Year-to-Date through June 30, 2015 - Consolidated Results

The following table provides a summary of our financial results, including information presented as a percentage of net sales:

	For the Six Months Ended June 30,
	Dollars (in millions)		Percent Change Fav/(Unfav)	Percent of Sales
	2016	2015		2016	2015
Net sales	$1,734.4	$1,678.3	3.3	100.0%	100.0%
Cost of goods sold	1,235.8	1,231.9	(0.3)	71.3	73.4
Gross profit	498.6	446.4	11.7	28.7	26.6
Selling, general and administrative expenses	299.7	286.2	(4.7)	17.3	17.1
Losses and other expenses, net	4.7	8.9	47.2	0.2	0.5
Restructuring charges	0.6	2.1	71.4	—	0.1
Income from equity method investments	(10.8)	(8.8)	22.7	(0.6)	(0.5)
Operating income	$204.4	$158.0	29.4	11.8%	9.4%

Net Sales

Net sales increased 3% in the first six months of 2016 compared to the first six months of 2015, with sales volumes up 4%. The volume increases were driven by our Residential Heating & Cooling, Commercial Heating & Cooling and Refrigeration segments all capturing additional replacement and new construction business. Partially offsetting these increases was a 1% decrease from unfavorable foreign currency exchange rates.

Gross Profit

Gross profit margins in the first six months of 2016 increased 210 bps to 28.7% compared to the first six months of 2015. Our profit margin increased 300 bps from material cost savings and 40 bps from factory productivity. Offsetting these increases were decreases of 60 bps for unfavorable mix and price, 40 bps from unfavorable foreign currency exchange rates, 10 bps for warranties, and 20 bps from other product costs.

Selling, General and Administrative Expenses

SG&A was $300 million for the first six months of 2016 compared to $286 million for the first six months of 2015, and as a percentage of net sales, increased 20 bps from 17.3% to 17.1%. SG&A expenses have increased due to higher long-term incentive compensation costs.

Losses and Other Expenses, Net

Losses and other expenses, net for the first six months of 2016 and 2015 included the following (in millions):

	For the Six Months Ended June 30,
	2016	2015
Realized losses on settled future contracts	$0.9	$0.7
Foreign currency exchange losses	0.5	1.5
Loss on disposal of fixed assets	0.1	—
Net change in unrealized gains on unsettled futures contracts	(0.7)	—
Special legal contingency charges	—	4.1
Asbestos-related litigation	1.9	0.6
Environmental liabilities	1.1	0.4
Contractor tax payments	0.5	1.6
Acquisition costs	0.4	—
Losses and other expenses, net (pre-tax)	$4.7	$8.9

The net change in unrealized losses (gains) on unsettled futures contracts was due to lower commodity prices relative to the unsettled futures contract prices. For more information on our futures contracts, see Note 4 in the Notes to the Consolidated Financial Statements. For more information on special legal contingency charges and asbestos-related litigation, see Note 6 in the Notes to the Consolidated Financial Statements. Contractor tax payments relate to a charge for underpaid contractor taxes at one of our non-U.S. subsidiaries.

Restructuring Charges

Restructuring charges during the first six months of 2016 relate to the demolition of a facility relating to a previous restructuring activity. The restructuring charges in the first six months of 2015 relate to the restructuring of our Australian operations in the Refrigeration segment. For additional information on our restructuring activities, refer to Note 12 in the Notes to the Consolidated Financial Statements.

Income from Equity Method Investments

We participate in two joint ventures that are engaged in the manufacture and sale of compressors, unit coolers and condensing units. We exert significant influence over these affiliates based upon our ownerships, but do not control them due to venture partner participation. Accordingly, these joint ventures have been accounted for under the equity method and their financial position and results of operations are not consolidated. Income from equity method investments increased to $11 million in the first six months of 2016 as compared to $9 million in the first six months of 2015.

Interest Expense, net

Interest expense, net of $13 million in the first six months of 2016 increased from $12 million in the first six months of 2015 due to an increase in our average net borrowings.

Income Taxes

We expect our annual effective tax rate to be 31% in 2016 and subsequent years to be approximately 32% due to sustainable benefits from restructuring of our international subsidiaries that will enable us to utilize foreign tax credits and other benefits that drives our effective tax rate down by approximately 250 basis points.

The tax benefit resulting from a planned repatriation of earnings in 2016 was recognized in Q2 resulting in a quarterly effective rate of 27.8% and a year to date effective tax rate of 29.1%.

Year-to-Date through June 30, 2016 Compared to Year-to-Date through June 30, 2015 - Results by Segment

Residential Heating & Cooling

The following table presents our Residential Heating & Cooling segment's net sales and profit for the first six months of 2016 and 2015 (dollars in millions):

	For the Six Months Ended June 30,
	2016	2015	Difference	% Change
Net sales	$951.8	$917.7	$34.1	3.7%
Profit	$154.1	$131.2	$22.9	17.5%
% of net sales	16.2%	14.3%

Net sales increased by 4% in the first six months of 2016 compared to the first six months of 2015. Sales volumes increased net sales by 3% due to industry growth and market share gains and the benefits of favorable price and mix contributed 1%.

Segment profit for the first six months of 2016 increased $23 million due to $32 million in lower commodities and material costs, $9 million from higher sales volume and $5 million from favorable factory productivity which includes the addition of a second factory in Mexico. Partially offsetting these increases was $11 million from unfavorable price and mix combined, $4 million of unfavorable foreign currency exchange rates, $2 million in distribution investments and $6 million of SG&A expenses to support wage inflation and investments in information technology and research and development.

Commercial Heating & Cooling

The following table presents our Commercial Heating & Cooling segment's net sales and profit for the first six months of 2016 and 2015 (dollars in millions):

	For the Six Months Ended June 30,
	2016	2015	Difference	% Change
Net sales	$423.3	$413.5	$9.8	2.4%
Profit	$61.7	$50.7	$11.0	21.7%
% of net sales	14.6%	12.3%

Commercial Heating & Cooling net sales increased by 2% in the first six months of 2016 compared to the first six months of 2015. Sales volumes increased net sales by 2%, price and mix increased sales by 1% and changes in foreign currency exchange rates unfavorably impacted net sales by 1%.

Segment profit in the first six months of 2016 increased $11 million compared to the first six months of 2015. The benefits of $3 million from incremental volume, $9 million from lower commodities and material costs, $4 million from price and mix and $1 million from lower freight and distribution expenses were partially offset by $3 million in lower factory productivity and other product costs, $1 million of higher SG&A expenses, $1 million for investments in infrastructure for the North American Service business and $1 million from changes in foreign currency exchange rates.

Refrigeration

The following table presents our Refrigeration segment's net sales and profit for the first six months of 2016 and 2015 (dollars in millions):

	For the Six Months Ended June 30,
	2016	2015	Difference	% Change
Net sales	$359.3	$347.1	$12.2	3.5%
Profit	$30.3	$17.2	$13.1	76.2%
% of net sales	8.4%	5.0%

Refrigeration net sales increased 4% in the first six months of 2016 compared to the first six months of 2015 primarily due 7% volume growth led by our North American supermarket businesses. This volume increase was partially offset by a 2% impact from unfavorable foreign exchange rates and a 1% impact from price and mix reductions.

Segment profit for the first six months of 2015 increased $13 million compared to the first six months of 2015 primarily due to $7 million from increased sales volumes, $9 million in lower commodities and material costs, $3 million from lower depreciation and amortization due to the impairment of our Kysor Warren business recorded in 2015 and $2 million in factory productivity and other product costs. Partially offsetting these increases were $6 million from unfavorable price and mix combined, $1 million from higher SG&A expenses and $1 million from changes in foreign currency exchange rates.

Corporate and Other

Corporate and other expenses increased $4 million to $38 million in the first six months of 2016 from $34 million in the first six months of 2015 due primarily to incentive compensation and general wage inflation with partial offsets from lower health care costs.

Liquidity and Capital Resources

Our working capital and capital expenditure requirements are generally met through internally generated funds, bank lines of credit and an asset securitization arrangement. Working capital needs are generally greater in the first and second quarters due to the seasonal nature of our business cycle.

Statement of Cash Flows

The following table summarizes our cash flow activity for the six months ended June 30, 2016 and 2015 (in millions):

	For the Six Months Ended June 30,
	2016	2015
Net cash used in operating activities	$(41.0)	$(52.3)
Net cash used in investing activities	(41.7)	(33.0)
Net cash provided by financing activities	96.6	100.6

Net Cash Used in Operating Activities - The net cash used in operating activities in the first six months of 2016 and 2015 reflects the seasonal increase in working capital requirements. The $11 million decrease in net cash used in operating activities is primarily attributable to the seasonal increase in working capital requirements in 2016 being smaller than the increase in 2015.

Net Cash Used in Investing Activities - Capital expenditures were $42 million and $33 million in the first six months of 2016 and 2015, respectively. Capital expenditures in 2016 were primarily related to investments in systems and software to support the overall enterprise and continued investments in our distribution network.

Net Cash Provided by Financing Activities - Net cash provided by financing activities decreased to $97 million in the first six months of 2016 primarily due to an increase in stock repurchases partially offset by increases in borrowings. Net borrowings were higher in 2016 to support the increased stock repurchases and dividend payments. Final settlement of the $200 million Accelerated Share Repurchase Plan (ASR) executed in the first quarter of 2016 was in the third quarter of 2016.

Debt Position

The following table details our lines of credit and financing arrangements as of June 30, 2016 (in millions):

Outstanding Borrowings
Short-term debt:
Foreign obligations	$5.4
Asset Securitization Program (1)	220.0
Total short-term debt	$225.4
Current maturities of long-term debt:
Capital lease obligations	1.0
Domestic credit facility (2)	30.0
Senior unsecured notes	200.0
Debt issuance costs	(0.2)
Total current maturities of long-term debt	$230.8
Long-term debt:
Capital lease obligations	15.2
Domestic credit facility (2)	606.0
Debt issuance costs	(2.2)
Total long-term debt	619.0
Total debt	$1,075.2
(1) The maximum securitization amount ranges from $180.0 million to $220.0 million, depending on the period, before consideration of the July 5, 2016 amendment. The maximum capacity of the ASP is the lesser of the maximum securitization amount or 100% of the net pool balance less reserves, as defined under the ASP.
(2) The available future borrowings on our domestic credit facility are $279.6 million after being reduced by the outstanding borrowings and $4.4 million in outstanding standby letters of credit. We also had $40.8 million in outstanding standby letters of credit outside of the domestic credit facility as of June 30, 2016.

Financial Leverage

We periodically review our capital structure to ensure the appropriate levels of leverage and liquidity. We may access the capital markets, as necessary, based on business needs and to take advantage of favorable interest rate environments or other market conditions. We also evaluate our debt-to-capital and debt-to-EBITDA ratios to determine, among other considerations, the appropriate targets for capital expenditures and share repurchases under our share repurchase programs. Our debt-to-total-capital ratio increased to 97.2% at June 30, 2016 from 87.9% at December 31, 2015.
As of June 30, 2016, our senior credit ratings were Baa3 with a stable outlook, after a June 23, 2016 upgrade by Moody's, and BBB with a stable outlook, by Moody's Investors Service, Inc. ("Moody's") and Standard & Poor's Rating Group ("S&P"), respectively. The security ratings are not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating. Our goal is to maintain investment grade ratings from Moody's and S&P to help ensure the capital markets remain available to us.

Liquidity

We believe our cash and cash equivalents of $55 million, future cash generated from operations and available future borrowings are sufficient to fund operations, planned capital expenditures, future contractual obligations, share repurchases, anticipated dividends and other needs in the foreseeable future. Included in our cash and cash equivalents of $55 million as of June 30, 2016 was $29.1 million of cash held in foreign locations. Our cash held in foreign locations is used for investing and operating activities in those locations, and we generally do not have the need or intent to repatriate those funds to the United States. If we were to repatriate foreign earnings, we would be required to accrue and pay taxes in the United States, less foreign tax credits, for the amounts that were repatriated. However, an additional benefit of the tax reorganization discussed previously is our ability to repatriate cash generated in prior periods in a tax efficient manner. We plan to repatriate $50 million in cash from foreign subsidiaries and contribute the $50 million to our pension plans in 2016.

Our expected capital expenditures for 2016 are $95 million. We also continue to increase shareholder value through dividend payments and our share repurchase programs, with the completion of our $200 million accelerated share repurchase program in 2016, the plan to complete another $100 million stock repurchase program in 2016, and a target of between $65 million and $75 million of dividend payments in 2016.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our current management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2016, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes during the quarter ended June 30, 2016 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In the second quarter of 2016, we purchased shares of our common stock as follows:

	Total Number of Shares Purchased (1)	Average Price Paid per Share (including fees)	Total Number of Shares Purchased As Part of Publicly Announced Plans	Approximate Dollar Value of Shares that may yet be Purchased under our Share Repurchase Plans (in millions) (2)
April 1 through April 23	1,809	$139.28	—	$196.2
April 24 through May 21	8,275	137.50	—	196.2
May 22 through June 30	23,690	134.06	—	196.2
	33,774		—

(1) We repurchased 33,774 shares of common stock in April, May and June 2016 surrendered to LII to satisfy employee tax-withholding obligations in connection with the exercise of long-term incentive awards.
(2) After consideration of total payment of $200 million or Accelerated Share Repurchase Plan (ASR) executed in February 2016. Final settlement occurred subsequent to quarter end. See Footnote 10 for further details.

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

Date: July 18, 2016