Form 10-Q
period 2016-09-30
LENNOX INTERNATIONAL INC
filed 2016-10-17
CIK 1069202

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
_________________________________________________
FORM 10-Q
 _________________________________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [ ]    No  [X]
As of October 14, 2016, the number of shares outstanding of the registrant’s common stock, par value $.01 per share, was 43,047,803.

LENNOX INTERNATIONAL INC.
FORM 10-Q
For the three and nine months ended September 30, 2016

i

Part I - Financial Information
Item 1. Financial Statements
LENNOX INTERNATIONAL INC. AND SUBSIDIARIES Consolidated Balance Sheets

(Amounts in millions, except shares and par values)	As of September 30, 2016	As of December 31, 2015
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$47.8	$38.9
Accounts and notes receivable, net of allowances of $7.7 and $6.3 in 2016 and 2015, respectively	570.4	422.8
Inventories, net	474.0	418.8
Other assets	74.3	57.7
Total current assets	1,166.5	938.2
Property, plant and equipment, net of accumulated depreciation of $718 and $682.9 in 2016 and 2015, respectively	346.2	339.6
Goodwill	198.5	195.1
Deferred income taxes	147.4	145.7
Other assets, net	68.0	58.8
Total assets	$1,926.6	$1,677.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$327.8	$204.1
Current maturities of long-term debt	215.6	31.0
Accounts payable	371.7	320.1
Accrued expenses	272.2	242.6
Income taxes payable	0.8	26.0
Total current liabilities	1,188.1	823.8
Long-term debt	512.5	506.0
Post-retirement benefits, other than pensions	2.2	4.1
Pensions	72.9	120.8
Other liabilities	126.7	121.1
Total liabilities	1,902.4	1,575.8
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 200,000,000 shares authorized, 87,170,197 shares issued	0.9	0.9
Additional paid-in capital	1,017.5	1,002.4
Retained earnings	1,331.1	1,146.7
Accumulated other comprehensive loss	(187.0)	(204.7)
Treasury stock, at cost, 44,126,432 shares and 42,491,910 shares as of September 30, 2016 and December 31, 2015, respectively	(2,138.7)	(1,844.1)
Noncontrolling interests	0.4	0.4
Total stockholders’ equity	24.2	101.6
Total liabilities and stockholders' equity	$1,926.6	$1,677.4
The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES Consolidated Statements of Operations (Unaudited)

(Amounts in millions, except per share data)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Net sales	$1,010.0	$955.0	$2,744.4	$2,633.3
Cost of goods sold	699.7	681.6	1,935.5	1,913.5
Gross profit	310.3	273.4	808.9	719.8
Operating Expenses:
Selling, general and administrative expenses	156.5	143.8	456.2	430.0
Losses and other expenses, net	0.7	6.0	5.5	14.9
Restructuring charges (gains)	0.6	(0.4)	1.2	1.8
Income from equity method investments	(4.4)	(3.0)	(15.3)	(11.8)
Operating income	156.9	127.0	361.3	284.9
Interest expense, net	7.0	5.7	19.6	17.9
Other income, net	—	(0.7)	(0.2)	(0.7)
Income from continuing operations before income taxes	149.9	122.0	341.9	267.7
Provision for income taxes	48.2	41.7	104.0	91.9
Income from continuing operations	101.7	80.3	237.9	175.8
Discontinued Operations:
Loss from discontinued operations before income taxes	—	—	(0.9)	(0.9)
Benefit from income taxes	—	—	(0.3)	(0.4)
Loss from discontinued operations	—	—	(0.6)	(0.5)
Net income	$101.7	$80.3	$237.3	$175.3

Earnings per share – Basic:
Income from continuing operations	$2.35	$1.78	$5.46	$3.92
Loss from discontinued operations	—	—	(0.01)	(0.01)
Net income	$2.35	$1.78	$5.45	$3.91
Earnings per share – Diluted:
Income from continuing operations	$2.33	$1.76	$5.39	$3.86
Loss from discontinued operations	—	—	(0.01)	(0.01)
Net income	$2.33	$1.76	$5.38	$3.85

Weighted Average Number of Shares Outstanding - Basic	43.2	45.0	43.6	44.9
Weighted Average Number of Shares Outstanding - Diluted	43.7	45.6	44.2	45.6

Cash dividends declared per share	$0.43	$0.36	$1.22	$1.02

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES Consolidated Statements of Comprehensive Income (Unaudited)

(Amounts in millions)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$101.7	$80.3	$237.3	$175.3
Other comprehensive income (loss):
Foreign currency translation adjustments	(3.1)	(28.6)	11.3	(56.1)
Net change in pension and post-retirement liabilities	(0.4)	(1.0)	(4.5)	(4.4)
Reclassification of pension and post-retirement benefit losses into earnings	1.6	2.0	4.8	6.2
Change in fair value of available-for-sale marketable equity securities	(1.2)	1.4	(1.8)	1.8
Net change in fair value of cash flow hedges	2.0	(10.2)	1.4	(14.6)
Reclassification of cash flow hedge losses into earnings	2.4	3.2	10.6	9.4
Other comprehensive income (loss) before income taxes	1.3	(33.2)	21.8	(57.7)
Income tax expense	(1.7)	2.3	(4.1)	1.4
Other comprehensive income (loss), net of tax	(0.4)	(30.9)	17.7	(56.3)
Comprehensive income	$101.3	$49.4	$255.0	$119.0
The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (Unaudited)

(Amounts in millions)	For the Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$237.3	$175.3
Adjustments to reconcile net income to net cash used in operating activities:
Income from equity method investments	(15.3)	(11.8)
Dividends from affiliates	3.9	7.4
Restructuring (gains) expenses, net of cash paid	(0.8)	(0.2)
Provision for bad debts	3.4	2.1
Unrealized (gains) losses on derivative contracts	(2.2)	1.3
Stock-based compensation expense	24.8	18.5
Depreciation and amortization	43.4	46.6
Deferred income taxes	(2.6)	(0.2)
Pension expense	4.8	8.1
Pension contributions	(52.6)	(3.8)
Other items, net	0.4	0.3
Changes in assets and liabilities, net of effects of divestitures:
Accounts and notes receivable	(146.2)	(135.9)
Inventories	(49.9)	(41.0)
Other current assets	(6.6)	(2.8)
Accounts payable	56.4	23.4
Accrued expenses	40.7	15.1
Income taxes payable and receivable	(35.0)	(0.9)
Other	3.0	5.4
Net cash provided by operating activities	106.9	106.9
Cash flows from investing activities:
Purchases of property, plant and equipment	(59.4)	(47.0)
Net cash used in investing activities	(59.4)	(47.0)
Cash flows from financing activities:
Short-term borrowings, net	(2.1)	0.8
Asset securitization borrowings	145.0	40.0
Asset securitization payments	(20.0)	(40.0)
Long-term debt payments	(30.9)	(23.5)
Borrowings from credit facility	1,715.0	1,401.0
Payments on credit facility	(1,493.0)	(1,385.0)
Payments of deferred financing costs	(0.9)	—
Proceeds from employee stock purchases	1.9	1.8
Repurchases of common stock	(300.0)	—
Repurchases of common stock to satisfy employee withholding tax obligations	(26.3)	(23.5)
Excess tax benefits related to share-based payments	20.0	18.6
Cash dividends paid	(50.5)	(43.1)
Net cash used in financing activities	(41.8)	(52.9)
Increase in cash and cash equivalents	5.7	7.0
Effect of exchange rates on cash and cash equivalents	3.2	(9.4)
Cash and cash equivalents, beginning of period	38.9	37.5
Cash and cash equivalents, end of period	$47.8	$35.1

Supplemental disclosures of cash flow information:
Interest paid	$17.0	$15.9
Income taxes paid (net of refunds)	$120.9	$73.4
The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. General:

References in this Quarterly Report on Form 10-Q to "we," "our," "us," "LII," or the "Company" refer to Lennox International Inc. and its subsidiaries, unless the context requires otherwise.

Basis of Presentation

The accompanying unaudited Consolidated Balance Sheet as of September 30, 2016, the accompanying unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015, the accompanying unaudited Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2016 and 2015, and the accompanying unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015 should be read in conjunction with our audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2015. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The accompanying consolidated financial statements contain all material adjustments, consisting principally of normal recurring adjustments, necessary for a fair presentation of our financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to applicable rules and regulations, although we believe that the disclosures herein are adequate to make the information presented not misleading. The operating results for the interim periods are not necessarily indicative of the results that may be expected for a full year.

Our fiscal year ends on December 31 and each quarter is comprised of approximately13 weeks. For convenience, throughout these financial statements, the 13 weeks comprising each quarterly period are denoted by the last day of the respective calendar quarter.

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

Reclassifications

Certain amounts have been reclassified from the prior year presentation to conform to the current year presentation.

2. Inventories:

The components of inventories are as follows (in millions):

	As of September 30, 2016	As of December 31, 2015
Finished goods	$335.5	$300.0
Work in process	6.8	4.2
Raw materials and parts	193.8	178.3
Subtotal	536.1	482.5
Excess of current cost over last-in, first-out cost	(62.1)	(63.7)
Total inventories, net	$474.0	$418.8

3. Goodwill:
The changes in the carrying amount of goodwill for the first nine months of 2016, in total and by segment, are summarized in the table below (in millions):

	Balance at December 31, 2015	Acquisitions / (Dispositions)	Other (1)	Balance at September 30, 2016
Residential Heating & Cooling	$26.1	$—	$—	$26.1
Commercial Heating & Cooling	60.6	—	0.5	61.1
Refrigeration	108.4	—	2.9	111.3
Total Goodwill	$195.1	$—	$3.4	$198.5
 (1) Other consists of changes in foreign currency translation rates.

We performed our annual goodwill impairment test in the fourth quarter of 2015 and recorded a $5.5 million goodwill impairment charge. We continue to monitor our reporting units for indicators of impairment throughout the year to determine if a change in facts or circumstances warrants a re-evaluation of our goodwill. We will perform our annual goodwill assessment in the fourth quarter of 2016.

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

Cash Flow Hedges

We have commodity futures contracts and foreign exchange forward contracts designated as cash flow hedges that are scheduled to mature through February 2018. Unrealized gains or losses from our cash flow hedges are included in Accumulated Other

Comprehensive Loss (“AOCL”) and are expected to be reclassified into earnings within the next 18 months based on the prices of the commodities and foreign currencies at the settlement dates. We recorded the following amounts in AOCL related to our cash flow hedges (in millions):

	As of September 30, 2016	As of December 31, 2015
Unrealized losses on unsettled futures contracts	$1.2	$13.2
Income tax benefit	(0.4)	(4.8)
Losses included in AOCL, net of tax (1)	$0.8	$8.4
(1) Assuming commodity and foreign currency prices remain constant, we expect to reclassify $1.4 million of derivative losses into earnings within the next 12 months.

We had the following outstanding commodity futures contracts designated as cash flow hedges (in millions of pounds):

	As of September 30, 2016	As of December 31, 2015
Copper	31.6	34.7

We had the following outstanding foreign exchange forward contracts designated as cash flow hedges (in millions):

	As of September 30, 2016	As of December 31, 2015
Notional Amounts (in local currency):
Mexican Peso	230.6	201.4
Canadian Dollar	16.4	—

Derivatives not Designated as Cash Flow Hedges

For commodity derivatives not designated as cash flow hedges, we follow the same hedging strategy as derivatives designated as cash flow hedges, except that we elect not to designate them as cash flow hedges at the inception of the arrangement. We had the following outstanding commodity futures contracts not designated as cash flow hedges (in millions of pounds):

	As of September 30, 2016	As of December 31, 2015
Copper	2.6	3.3
Aluminum	3.1	3.2
We also had the following outstanding foreign currency forward contracts not designated as cash flow hedges (in millions):

	As of September 30, 2016	As of December 31, 2015
Notional Amounts (in local currency):
Mexican Peso	34.7	53.0
Indian Rupee	218.5	30.8
Euro	51.1	3.2
Chinese Yuan	14.0	—
Polish Zloty	—	25.4
Great Britain Pound	1.9	—
New Zealand Dollar	3.0	—
Australian Dollar	28.0	—

Information about the Locations and Amounts of Derivative Instruments

The following tables provide the locations and amounts of derivative fair values in the Consolidated Balance Sheets and derivative gains and losses in the Consolidated Statements of Operations (in millions):

	Fair Values of Derivative Instruments (1)
	Derivatives Designated as Hedging Instruments		Derivatives Not Designated as Hedging Instruments
	As of September 30, 2016	As of December 31, 2015	As of September 30, 2016	As of December 31, 2015
Current Assets:
Other Assets
Commodity futures contracts	$1.1	$—	$0.1	$—
Foreign currency forward contracts	—	—	0.4	0.2
Non-Current Assets:
Other Assets, net
Commodity futures contracts	0.6	—	0.1	—
Total Assets	$1.7	$—	$0.6	$0.2
Current Liabilities:
Accrued Expenses
Commodity futures contracts	$2.0	$12.5	$0.2	$1.5
Foreign currency forward contracts	0.4	0.4	0.1	—
Non-Current Liabilities:
Other Liabilities
Commodity futures contracts	0.1	0.4	—	—
Foreign currency forward contracts	—	—	—	—
Total Liabilities	$2.5	$13.3	$0.3	$1.5
 (1) All derivative instruments are classified as Level 2 within the fair value hierarchy. See Note 15 for more information.

Derivatives Designated as Cash Flow Hedges	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Amount of Loss reclassified from AOCL into Income (effective portion) (1)	$2.4	$3.2	$10.6	$9.4
Amount of Loss recognized in Net income (ineffective portion) (2)	$(0.5)	$—	$(0.4)	$—

Derivatives Not Designated as Hedging Instruments	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Amount of Loss (Gain) Recognized in Net Income:
Commodity futures contracts (2)	$(0.3)	$1.4	$(0.2)	$2.2
Foreign currency forward contracts (2)	0.4	—	0.3	0.2
	$0.1	$1.4	$0.1	$2.4
(1) The loss was recorded in Cost of goods sold in the accompanying Consolidated Statements of Operations.
(2) The loss was recorded in Losses and other expenses, net in the accompanying Consolidated Statements of Operations.

5. Income Taxes:

As of September 30, 2016, we had approximately$0.8 million in total gross unrecognized tax benefits. Of this amount,$0.8 million, if recognized, would be recorded through the Consolidated Statement of Operations.

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

Since January 1, 2016, numerous states, including Delaware, North Carolina and the District of Columbia, have enacted legislation effective for tax years beginning on or after January 1, 2016, including changes to apportionment methodologies and tax rates. The impact of these changes is immaterial.

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

Liabilities for estimated product warranty costs related to continuing operations are included in the following captions on the accompanying Consolidated Balance Sheets (in millions):

	As of September 30, 2016	As of December 31, 2015
Accrued expenses	$30.3	$26.7
Other liabilities	69.9	65.6
Total warranty liability	$100.2	$92.3
The changes in product warranty liabilities related to continuing operations for the nine months ended September 30, 2016 were as follows (in millions):

Total warranty liability as of December 31, 2015	$92.3
Warranty claims paid	(20.4)
Changes resulting from issuance of new warranties	31.6
Changes in estimates associated with pre-existing liabilities	(3.9)
Changes in foreign currency translation rates and other	0.6
Total warranty liability as of September 30, 2016	$100.2

We have incurred, and will likely continue to incur, product costs not covered by insurance or our suppliers’ warranties, which is not included in the estimated warranty liabilities tables immediately above.   Also, to satisfy our customers and protect our brands, we have repaired or replaced installed products experiencing quality-related issues, and will likely continue such repairs and replacements.   We currently estimate our probable liability for a certain supplier quality issue within a range of $1.9 million and $9.1 million with all amounts in that range equally likely. We have accrued a $1.9 million liability in Accrued expenses on the Consolidated Balance Sheet at September 30, 2016. The supplier is reimbursing the majority of costs related to this liability.

Litigation

We are involved in a number of claims and lawsuits incident to the operation of our businesses. Insurance coverages are maintained and estimated costs are recorded for such claims and lawsuits, including costs to settle claims and lawsuits, based on experience involving similar matters and specific facts known.

Some of these claims and lawsuits allege personal injury or health problems resulting from exposure to asbestos that was integrated into certain of our products. We have never manufactured asbestos and have not incorporated asbestos-containing components into our products for several decades. A substantial majority of asbestos-related claims have been covered by insurance or other forms of indemnity or have been dismissed without payment. The remainder of our closed cases have been resolved for amounts that are not material, individually or in the aggregate. Our defense costs for asbestos-related claims are generally covered by insurance; however, our insurance coverage for settlements and judgments for asbestos-related claims varies depending on several factors and is subject to policy limits. As a result, we may have greater financial exposure for future settlements and judgments. For the nine months ended September 30, 2016, and 2015, expense for asbestos-related litigation was $2.3 million, and $1.0 million, net of insurance recoveries, respectively.

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

7. Lines of Credit and Financing Arrangements:

The following table summarizes our outstanding debt obligations and their classification in the accompanying Consolidated Balance Sheets (in millions):

	As of September 30, 2016	As of December 31, 2015
Short-Term Debt:
Asset Securitization Program	$325.0	$200.0
Foreign obligations	2.8	4.1
Total short-term debt	$327.8	$204.1
Current maturities of long-term debt:
Capital lease obligations	$0.9	$1.2
Domestic credit facility	15.0	30.0
Senior unsecured notes	200.0	—
Debt issuance costs	(0.3)	(0.2)
Total current maturities of long-term debt	$215.6	$31.0
Long-Term Debt:
Capital lease obligations	$15.1	$15.6
Domestic credit facility	500.0	293.0
Senior unsecured notes	—	200.0
Debt issuance costs	(2.6)	(2.6)
Total long-term debt	$512.5	$506.0
Total debt	$1,055.9	$741.1

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. We adopted this guidance in the first quarter of 2016 and have reclassified the unamortized debt issuance costs into the debt liability as shown in the table above.
Short-Term Debt

Foreign Obligations

Through several of our foreign subsidiaries, we have facilities available to assist in financing seasonal borrowing needs for our foreign locations. We had $2.8 million and $4.1 million of foreign obligations as of September 30, 2016 and December 31, 2015, respectively, that were primarily borrowings under non-committed facilities. Proceeds on these facilities were $28.2 million and $63.6 million during the nine months ended September 30, 2016 and 2015, respectively. Repayments on the facilities were $30.3 million and $61.7 million during the nine months ended September 30, 2016 and 2015, respectively.

Asset Securitization Program

Under the Asset Securitization Program (“ASP”), we are eligible to sell beneficial interests in a portion of our trade accounts receivable to participating financial institutions for cash. The ASP matures in November 2017 and contains a provision whereby we retain the right to repurchase all of the outstanding beneficial interests transferred. Our continued involvement with the transferred assets includes servicing, collection and administration of the transferred beneficial interests. The accounts receivable securitized under the ASP are high-quality domestic customer accounts that have not aged significantly. The receivables represented by the retained interest that we service are exposed to risk of loss for any uncollectible amounts in the pool of receivables sold under the ASP. The fair values assigned to the retained and transferred interests are based on the sold accounts receivable carrying value given the short term to maturity and low credit risk. The sale of the beneficial interests in our trade accounts receivable are reflected as short-term borrowings in the accompanying Consolidated Balance Sheets and proceeds received are included in cash flows from financing activities in the accompanying Consolidated Statements of Cash Flows.

Prior to the amendment in July 2016, the ASP provided for a maximum securitization amount ranging from $180.0 million to $220.0 million, depending on the period. The ASP was amended effective as of July 5, 2016 to increase the maximum securitization range from $200.0 million to $325.0 million, depending on the period. The maximum capacity under the ASP is the lesser of the maximum securitization amount or 100% of the net pool balance less allowances, as defined by the ASP. Eligibility for securitization is limited based on the amount and quality of the qualifying accounts receivable and is calculated monthly. The eligible amounts available and beneficial interests sold were as follows (in millions):

	As of September 30, 2016	As of December 31, 2015
Eligible amount available under the ASP on qualified accounts receivable	$325.0	$220.0
Beneficial interest sold	325.0	200.0
Remaining amount available	$—	$20.0
We pay certain discount fees to use the ASP and to have the facility available to us. These fees relate to both the used and unused portions of the securitization. The used fee is based on the beneficial interest sold and calculated on the average floating commercial paper rate determined by the purchaser of the beneficial interest, plus a program fee of 0.65%. The average rate for September 30, 2016 and December 31, 2015 was 1.49% and 1.06% respectively. The unused fee is based on 102% of the maximum available amount less the beneficial interest sold and is calculated at a 0.33% fixed rate throughout the term of the agreement. In addition, a 0.05% unused fee is charged on incremental available amounts above $200 million during certain months of the year. We recorded these fees in Interest expense, net in the accompanying Consolidated Statements of Operations.

The ASP contains certain restrictive qualifications relating to the quality of our accounts receivable and certain cross-default provisions with our Sixth Amended and Restated Credit Facility Agreement ("Domestic Credit Facility"), senior unsecured notes and any other indebtedness we may have over $75.0 million. The administrative agent under the ASP is also a participant in our Domestic Credit Facility. The participating financial institutions have investment grade credit ratings. We continue to evaluate their credit ratings and have no reason to believe they will not perform under the ASP. As of September 30, 2016, we believe we were in compliance with all covenant requirements.

Long-Term Debt

Domestic Credit Facility

On August 30, 2016, we replaced an earlier $950.0 million credit facility with a $900.0 million credit facility (the "Domestic Credit Facility"), which consisted of a $650.0 million unsecured revolving credit facility and a $250.0 million unsecured term loan and matures in August 2021 (the "Maturity Date"). Under our Domestic Credit Facility, we had outstanding borrowings of $515.0 million, of which $250.0 million was the term loan balance, as well as $4.4 million committed to standby letters of credit as of September 30, 2016. Subject to covenant limitations, $380.6 million was available for future borrowings. The unsecured term loan also matures on the Maturity Date and requires quarterly principal repayments of $7.5 million beginning in March 2017. The revolving credit facility allows up to $100.0 million of letters of credit to be issued and also includes a subfacility for swingline loans of up to $65.0 million. Additionally, at our request and subject to certain conditions, the commitments under the Domestic Credit Facility may be increased by a maximum of $350.0 million as long as existing or new lenders agree to provide such additional commitments.

Our weighted average borrowing rate on the facility was as follows:

	As of September 30, 2016	As of December 31, 2015
Weighted average borrowing rate	1.70%	1.90%
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

Each of our major debt agreements contains provisions by which a default under one agreement causes a default in the others (a "cross default"). If a cross default under the Domestic Credit Facility, our senior unsecured notes, our lease of our corporate headquarters in Richardson, Texas (recorded as an operating lease), or our ASP were to occur, it could have a wider impact on our liquidity than might otherwise occur from a default of a single debt instrument or lease commitment. If any event of default occurs and is continuing, lenders with a majority of the aggregate commitments may require the administrative agent to terminate our right to borrow under our Domestic Credit Facility and accelerate amounts due under our Domestic Credit Facility (except for a bankruptcy event of default, in which case such amounts will automatically become due and payable and the lenders’ commitments will automatically terminate). As of September 30, 2016, we believe we were in compliance with all covenant requirements.

Senior Unsecured Notes

We issued $200.0 million of senior unsecured notes in May 2010 through a public offering. Interest is paid semiannually on May 15 and November 15 at a fixed interest rate of 4.90% per annum. These notes mature on May 15, 2017. The notes are guaranteed, on a senior unsecured basis, by each of our domestic subsidiaries that guarantee payment by us of any indebtedness under our Domestic Credit Facility. The indenture governing the notes contains covenants that, among other things, limit our ability and the ability of the subsidiary guarantors to: create or incur certain liens; enter into certain sale and leaseback transactions; enter into certain mergers, consolidations and transfers of substantially all of our assets; and transfer certain properties. The indenture also contains a cross default provision which is triggered if we default on other debt of at least $75.0 million in principal which is then accelerated, and such acceleration is not rescinded within 30 days of the notice date. As of September 30, 2016, we believe we were in compliance with all covenant requirements.

8. Pension and Post-retirement Benefit Plans:

The components of net periodic benefit cost were as follows (in millions):

	For the Three Months Ended September 30,
	2016	2015	2016	2015
	Pension Benefits		Other Benefits
Service cost	$1.1	$1.2	$—	$—
Interest cost	3.8	4.3	—	0.1
Expected return on plan assets	(5.4)	(5.3)	—	—
Amortization of prior service cost	0.1	—	(0.8)	(0.8)
Recognized actuarial loss	1.9	2.4	0.4	0.4
Settlements and curtailments	0.2	—	—	—
Net periodic benefit cost (1)	$1.7	$2.6	$(0.4)	$(0.3)

	For the Nine Months Ended September 30,
	2016	2015	2016	2015
	Pension Benefits		Other Benefits
Service cost	$3.3	$3.6	$—	$—
Interest cost	11.5	12.9	0.1	0.2
Expected return on plan assets	(16.2)	(16.0)	—	—
Amortization of prior service cost	0.2	—	(2.3)	(2.4)
Recognized actuarial loss	5.7	7.2	1.1	1.2
Settlements and curtailments	0.2	0.4	—	—
Net periodic benefit cost (1)	$4.7	$8.1	$(1.1)	$(1.0)

(1) All net periodic benefit cost for the three and nine months ended September 30, 2016 and 2015 related to continuing operations.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Stock-based compensation expense (1)	$9.9	$7.7	$24.8	$18.5
(1) All expense was recorded in our Corporate and other business segment.

10. Stock Repurchases:

Our Board of Directors has authorized a total of $1.4 billion towards the repurchase of shares of our common stock (collectively referred to as the "Share Repurchase Plans"). The Share Repurchase Plans authorize open market repurchase transactions and do not have an expiration date. There were no additional share repurchase authorizations in the first nine months of 2016. As of September 30, 2016, $96.2 million of shares may yet be repurchased under the Share Repurchase Plans.

On February 10, 2016, the Company entered into a Fixed Dollar Accelerated Share Repurchase Transaction (the “First ASR Agreement”) with Merrill Lynch International (“Merrill Lynch”), acting through its agent, Merrill Lynch, Pierce, Fenner and Smith Incorporated to effect an accelerated stock buyback of the Company’s common stock (the “Common Stock”).

Under the First ASR Agreement, on February 10, 2016, the Company paid Merrill Lynch an initial purchase price of $200 million, and Merrill Lynch delivered to the Company a total of 1.3 million shares of Common Stock, representing approximately 75% of the shares expected to be purchased under the ASR Agreement. The First ASR Agreement was completed in the third quarter and Merrill Lynch delivered an additional 0.2 million shares of Common Stock to the Company.

On August 1, 2016, the Company entered into another Fixed Dollar ASR Agreement (the "Second ASR Agreement) with Wells Fargo to effect an accelerated stock buyback of Common Stock.

Under the Second ASR Agreement, on August 1, 2016, the Company paid Wells Fargo an initial purchase price of $100 million, and Wells Fargo delivered to the Company a total of 0.5 million shares of Common Stock, representing approximately 75% of the shares expected to be purchased under the Second ASR Agreement. The Second ASR Agreement will be completed in the fourth quarter.

We also repurchased 0.2 million shares for $26.3 million for the nine months ended September 30, 2016 from employees who surrendered their shares to satisfy minimum tax withholding obligations upon the exercise of long-term incentive awards.

11. Comprehensive Income:

The following table provides information on items not reclassified in their entirety from AOCL to Net income in the accompanying Consolidated Statements of Operations (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Affected Line Item(s) in the Consolidated Statements of Operations
	2016	2015	2016	2015
(Losses)/Gains on cash flow hedges:
Commodity futures contracts	$(2.4)	$(3.2)	$(10.6)	$(9.4)	Cost of goods sold
Income tax benefit	0.8	1.2	3.7	3.2	Provision for income taxes
Net of tax	$(1.6)	$(2.0)	$(6.9)	$(6.2)

Defined Benefit Plan items:
Pension and post-retirement benefit costs	$(1.6)	$(2.0)	$(4.8)	$(6.1)	Cost of goods sold; Selling, general and administrative expenses
Income tax benefit	0.6	0.7	1.7	2.2	Provision for income taxes
Net of tax	$(1.0)	$(1.3)	$(3.1)	$(3.9)

Total reclassifications from AOCL	$(2.6)	$(3.3)	$(10.0)	$(10.1)

The following table provides information on changes in AOCL, by component (net of tax), for the nine months ended September 30, 2016 (in millions):

	(Losses) Gains on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Securities	Defined Benefit Pension Plan Items	Foreign Currency Translation Adjustments	Total AOCL
Balance as of December 31, 2015	$(8.4)	$4.4	$(139.3)	$(61.4)	$(204.7)
Other comprehensive (loss) income before reclassifications	0.8	(1.8)	(2.6)	11.3	7.7
Amounts reclassified from AOCL	6.9	—	3.1	—	10.0
Net other comprehensive (loss) income	7.7	(1.8)	0.5	11.3	17.7
Balance as of September 30, 2016	$(0.7)	$2.6	$(138.8)	$(50.1)	$(187.0)

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

Restructuring Activities in 2016

Information regarding the restructuring charges for all ongoing activities is presented in the following table (in millions):

	Charges Incurred in 2016	Charges Incurred to Date	Total Charges Expected to be Incurred
Severance and related (gains) expense	$(0.3)	$9.2	$9.2
Asset write-offs and accelerated depreciation	0.2	2.3	2.3
Equipment moves	—	—	—
Lease termination	—	0.2	0.2
Other	1.3	3.3	4.1
Total restructuring charges	$1.2	$15.0	$15.8

While restructuring charges are excluded from our calculation of segment profit (loss), the table below presents the restructuring charges associated with each segment (in millions):

	Charges Incurred in 2016	Charges Incurred to Date	Total Charges Expected to be Incurred
Residential Heating & Cooling	$—	$0.9	$0.9
Commercial Heating & Cooling	—	0.9	0.9
Refrigeration	(0.2)	11.8	11.8
Corporate & Other	1.4	1.4	2.2
Total restructuring charges	$1.2	$15.0	$15.8
Restructuring accruals are included in Accrued expenses in the accompanying Consolidated Balance Sheets. The table below details the activity in 2016 within the restructuring accruals (in millions):

	Balance as of December 31, 2015	Included in Earnings	Cash Utilization	Non-Cash Utilization and Other	Balance as of September 30, 2016
Severance and related expense	$0.7	$(0.3)	$(0.4)	$0.1	$0.1
Asset write-offs and accelerated depreciation	—	0.2	(0.1)	(0.1)	—
Equipment moves	—	—	—	—	—
Lease termination	0.2	—	—		0.2
Other	—	1.3	(1.5)	—	(0.2)
Total restructuring accruals	$0.9	$1.2	$(2.0)	$—	$0.1

13. Earnings Per Share:

Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net income by the sum of the weighted-average number of shares and the number of equivalent shares assumed outstanding, if dilutive, under our stock-based compensation plans.

The computations of basic and diluted earnings per share for Net income were as follows (in millions, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$101.7	$80.3	$237.3	$175.3
Add: Loss from discontinued operations	—	—	0.6	0.5
Income from continuing operations	$101.7	$80.3	$237.9	$175.8

Weighted-average shares outstanding – basic	43.2	45.0	43.6	44.9
Add: Potential effect of dilutive securities attributable to stock-based payments	0.5	0.6	0.6	0.7
Weighted-average shares outstanding – diluted	43.7	45.6	44.2	45.6

Earnings per share – Basic:
Income from continuing operations	$2.35	$1.78	$5.46	$3.92
Loss from discontinued operations	—	—	(0.01)	(0.01)
Net income	$2.35	$1.78	$5.45	$3.91

Earnings per share – Diluted:
Income from continuing operations	$2.33	$1.76	$5.39	$3.86
Loss from discontinued operations	—	—	(0.01)	(0.01)
Net income	$2.33	$1.76	$5.38	$3.85

The following stock appreciation rights and restricted stock units were outstanding but not included in the diluted earnings per share calculation because the assumed exercise of such rights would have been anti-dilutive (in millions, except for per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Weighted-average number of shares	—	—	0.2	0.2
Price range per share	$—	$—	$124.97-$131.94	$92.64

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

Segment Data

Net sales and segment profit (loss) for each segment, along with a reconciliation of segment profit (loss) to Operating income, are shown below (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Net sales
Residential Heating & Cooling	$572.7	$517.9	$1,524.5	$1,435.6
Commercial Heating & Cooling	251.4	246.8	674.7	660.3
Refrigeration	185.9	190.3	545.2	537.4
	$1,010.0	$955.0	$2,744.4	$2,633.3

Segment profit (loss) (1)
Residential Heating & Cooling	$112.7	$90.1	$266.9	$221.3
Commercial Heating & Cooling	48.9	44.8	110.6	95.5
Refrigeration	22.9	20.3	53.2	37.5
Corporate and other	(27.3)	(24.0)	(65.7)	(57.4)
Total segment profit	157.2	131.2	365.0	296.9
Reconciliation to Operating income:
Special product quality adjustments	—	0.7	(0.4)	(0.6)
Items in Losses (gains) and other expenses, net that are excluded from segment profit (loss) (1)	(0.3)	3.9	2.9	10.8
Restructuring charges (gains)	0.6	(0.4)	1.2	1.8
Operating income	$156.9	$127.0	$361.3	$284.9
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

15. Fair Value Measurements:

Fair Value Hierarchy

The methodologies used to determine the fair value of our financial assets and liabilities at September 30, 2016 were the same as those used at December 31, 2015.

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

Marketable Equity Securities

The following table presents the fair values of an investment in marketable equity securities, classified as Level 1 and related to publicly traded stock of a non-U.S. company, recorded in Other assets, net in the accompanying Consolidated Balance Sheets (in millions):

	As of September 30, 2016	As of December 31, 2015
Investment in marketable equity securities	$4.6	$6.5

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

	As of September 30, 2016	As of December 31, 2015
Senior unsecured notes	$207.2	$207.3

16. Condensed Consolidating Financial Statements:

The Company’s senior unsecured notes are unconditionally guaranteed by certain of the Company’s subsidiaries (the “Guarantor Subsidiaries”) and are not guaranteed by our other subsidiaries (the “Non-Guarantor Subsidiaries”). The Guarantor Subsidiaries are 100% owned, all guarantees are full and unconditional, and all guarantees are joint and several. As a result of the guarantee arrangements, we are required to present the following condensed consolidating financial statements.

The condensed consolidating financial statements reflect the investments in subsidiaries of the Company using the equity method of accounting. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. Condensed consolidating financial statements of the Company, its Guarantor Subsidiaries and Non-Guarantor Subsidiaries as of September 30, 2016 and December 31, 2015 and for the three and nine months ended September 30, 2016 and 2015 are shown on the following pages.

Lennox International Inc. and Subsidiaries
Condensed Consolidating Balance Sheets
As of September 30, 2016

(Amounts in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$4.5	$15.9	$27.4	$—	$47.8
Accounts and notes receivable, net	—	42.4	528.0	—	570.4
Inventories, net	—	361.3	119.3	(6.6)	474.0
Other assets	4.8	50.5	80.1	(61.1)	74.3
Total current assets	9.3	470.1	754.8	(67.7)	1,166.5
Property, plant and equipment, net	—	269.0	77.2	—	346.2
Goodwill	—	134.9	63.6	—	198.5
Investment in subsidiaries	1,137.6	308.6	(0.6)	(1,445.6)	—
Deferred income taxes	5.0	129.0	28.5	(15.1)	147.4
Other assets, net	2.1	38.6	28.8	(1.5)	68.0
Intercompany receivables (payables), net	(450.8)	439.0	85.1	(73.3)	—
Total assets	$703.2	$1,789.2	$1,037.4	$(1,603.2)	$1,926.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$—	$327.8	$—	$327.8
Current maturities of long-term debt	214.7	0.6	0.3	—	215.6
Accounts payable	18.5	283.0	70.2	—	371.7
Accrued expenses	6.1	208.3	57.8	—	272.2
Income taxes payable	(58.4)	79.3	57.4	(77.5)	0.8
Total current liabilities	180.9	571.2	513.5	(77.5)	1,188.1
Long-term debt	497.6	14.6	0.3	—	512.5
Post-retirement benefits, other than pensions	—	2.2	—	—	2.2
Pensions	—	64.7	8.2	—	72.9
Other liabilities	0.5	120.2	10.7	(4.7)	126.7
Total liabilities	679.0	772.9	532.7	(82.2)	1,902.4
Commitments and contingencies
Total stockholders' equity	24.2	1,016.3	504.7	(1,521.0)	24.2
Total liabilities and stockholders' equity	$703.2	$1,789.2	$1,037.4	$(1,603.2)	$1,926.6

Lennox International Inc. and Subsidiaries
Condensed Consolidating Balance Sheets
As of December 31, 2015

(Amounts in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$0.5	$7.8	$30.6	$—	$38.9
Accounts and notes receivable, net	—	25.9	396.9	—	422.8
Inventories, net	—	324.3	98.9	(4.4)	418.8
Other assets	3.3	46.9	67.4	(59.9)	57.7
Total current assets	3.8	404.9	593.8	(64.3)	938.2
Property, plant and equipment, net	—	261.8	77.8	—	339.6
Goodwill	—	134.9	60.2	—	195.1
Investment in subsidiaries	879.0	337.6	(0.6)	(1,216.0)	—
Deferred income taxes	5.4	126.6	28.4	(14.7)	145.7
Other assets, net	1.5	38.2	20.6	(1.5)	58.8
Intercompany (payables) receivables, net	(278.6)	253.3	25.3	—	—
Total assets	$611.1	$1,557.3	$805.5	$(1,296.5)	$1,677.4
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$—	$204.1	$—	$204.1
Current maturities of long-term debt	29.8	0.8	0.4	—	31.0
Accounts payable	16.1	237.9	66.1	—	320.1
Accrued expenses	15.8	176.7	50.1	—	242.6
Income taxes (receivable) payable	(43.0)	106.6	37.9	(75.5)	26.0
Total current liabilities	18.7	522.0	358.6	(75.5)	823.8
Long-term debt	490.4	15.1	0.5	—	506.0
Post-retirement benefits, other than pensions	—	4.1	—	—	4.1
Pensions	—	111.9	8.9	—	120.8
Other liabilities	0.4	114.4	10.5	(4.2)	121.1
Total liabilities	509.5	767.5	378.5	(79.7)	1,575.8
Commitments and contingencies
Total stockholders' equity	101.6	789.8	427.0	(1,216.8)	101.6
Total liabilities and stockholders' equity	$611.1	$1,557.3	$805.5	$(1,296.5)	$1,677.4

Lennox International Inc. and Subsidiaries
Condensed Consolidating Statements of Operations and Comprehensive Income
For the Three Months Ended September 30, 2016

(Amounts in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$870.5	$186.9	$(47.4)	$1,010.0
Cost of goods sold	—	603.4	143.7	(47.4)	699.7
Gross profit	—	267.1	43.2	—	310.3
Operating expenses:
Selling, general and administrative expenses	—	135.9	20.6	—	156.5
Losses (gains) and other expenses, net	(1.1)	1.1	0.7	—	0.7
Restructuring charges	—	0.5	0.1	—	0.6
Income from equity method investments	(105.0)	(10.0)	(3.2)	113.8	(4.4)
Operating income	106.1	139.6	25.0	(113.8)	156.9
Interest expense, net	6.1	(0.5)	1.4	—	7.0
Other expense, net	—	—	—	—	—
Income from continuing operations before income taxes	100.0	140.1	23.6	(113.8)	149.9
Provision for income taxes	(1.7)	42.3	7.6	—	48.2
Income from continuing operations	101.7	97.8	16.0	(113.8)	101.7
Loss from discontinued operations	—	—	—	—	—
Net income	$101.7	$97.8	$16.0	$(113.8)	$101.7
Other comprehensive income (loss), net of tax	2.7	(0.4)	(2.3)	(0.4)	(0.4)
Comprehensive income	$104.4	$97.4	$13.7	$(114.2)	$101.3

Lennox International Inc. and Subsidiaries
Condensed Consolidating Statements of Operations and Comprehensive Income
For the Nine Months Ended September 30, 2016

(Amounts in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$2,368.8	$514.1	$(138.5)	$2,744.4
Cost of goods sold	—	1,675.6	396.3	(136.4)	1,935.5
Gross profit	—	693.2	117.8	(2.1)	808.9
Operating expenses:
Selling, general and administrative expenses	—	394.6	61.6	—	456.2
Losses (gains) and other expenses, net	(1.7)	4.3	3.0	(0.1)	5.5
Restructuring charges	—	1.5	(0.3)	—	1.2
Income from equity method investments	(248.5)	(19.5)	(12.4)	265.1	(15.3)
Operating income	250.2	312.3	65.9	(267.1)	361.3
Interest expense, net	17.7	(1.5)	3.4	—	19.6
Other expense, net	—	—	(0.2)	—	(0.2)
Income from continuing operations before income taxes	232.5	313.8	62.7	(267.1)	341.9
Provision for income taxes	(4.9)	89.1	20.5	(0.7)	104.0
Income from continuing operations	237.4	224.7	42.2	(266.4)	237.9
Loss from discontinued operations	—	—	0.6	—	0.6
Net income	$237.4	$224.7	$41.6	$(266.4)	$237.3
Other comprehensive income (loss), net of tax	7.7	2.0	6.7	1.3	17.7
Comprehensive income	$245.1	$226.7	$48.3	$(265.1)	$255.0

Lennox International Inc. and Subsidiaries
Condensed Consolidating Statements of Operations and Comprehensive Income
For the Three Months Ended September 30, 2015

(Amounts in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$827.9	$185.2	$(58.1)	$955.0
Cost of goods sold	—	589.9	150.2	(58.5)	681.6
Gross profit	—	238.0	35.0	0.4	273.4
Operating expenses:
Selling, general and administrative expenses	—	124.0	19.8	—	143.8
Losses and other expenses, net	0.6	2.7	2.7	—	6.0
Restructuring gains	—	(0.2)	(0.2)	—	(0.4)
Income from equity method investments	(84.2)	(2.7)	(2.1)	86.0	(3.0)
Operating income	83.6	114.2	14.8	(85.6)	127.0
Interest expense, net	5.4	(0.4)	0.7	—	5.7
Other expense, net	—	—	(0.7)	—	(0.7)
Income from continuing operations before income taxes	78.2	114.6	14.8	(85.6)	122.0
Provision for income taxes	(2.1)	39.0	4.6	0.2	41.7
Income from continuing operations	80.3	75.6	10.2	(85.8)	80.3
Loss from discontinued operations	—	—	—	—	—
Net income	$80.3	$75.6	$10.2	$(85.8)	$80.3
Other comprehensive loss, net of tax	(4.3)	(8.6)	(16.2)	(1.8)	(30.9)
Comprehensive income (loss)	$76.0	$67.0	$(6.0)	$(87.6)	$49.4

Lennox International Inc. and Subsidiaries
Condensed Consolidating Statements of Operations and Comprehensive Income
For the Nine Months Ended September 30, 2015

(Amounts in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$2,268.6	$520.7	$(156.0)	$2,633.3
Cost of goods sold	—	1,650.7	418.2	(155.4)	1,913.5
Gross profit	—	617.9	102.5	(0.6)	719.8
Operating expenses:
Selling, general and administrative expenses	—	362.0	68.0	—	430.0
Losses and other expenses, net	1.1	7.7	6.2	(0.1)	14.9
Restructuring charges	—	(0.5)	2.3	—	1.8
Income from equity method investments	(187.2)	(0.3)	(9.3)	185.0	(11.8)
Operating income	186.1	249.0	35.3	(185.5)	284.9
Interest expense, net	17.1	(1.5)	2.3	—	17.9
Other expense, net	—	—	(0.7)	—	(0.7)
Income from continuing operations before income taxes	169.0	250.5	33.7	(185.5)	267.7
Provision for income taxes	(6.3)	87.2	11.2	(0.2)	91.9
Income from continuing operations	175.3	163.3	22.5	(185.3)	175.8
Loss from discontinued operations	—	—	(0.5)	—	(0.5)
Net income	$175.3	$163.3	$22.0	$(185.3)	$175.3
Other comprehensive income (loss), net of tax	(2.9)	(13.8)	(36.4)	(3.2)	(56.3)
Comprehensive income	$172.4	$149.5	$(14.4)	$(188.5)	$119.0

Lennox International Inc. and Subsidiaries
Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended September 30, 2016

(Amounts in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$(4.5)	$262.2	$(150.8)	$—	$106.9
Cash flows from investing activities:
Purchases of property, plant and equipment	—	(52.4)	(7.0)	—	(59.4)
Net cash used in investing activities	—	(52.4)	(7.0)	—	(59.4)
Cash flows from financing activities:
Short-term borrowings, net	—	—	(2.1)	—	(2.1)
Asset securitization borrowings	—	—	145.0	—	145.0
Asset securitization payments	—	—	(20.0)	—	(20.0)
Long-term debt payments	(30.0)	(0.6)	(0.3)	—	(30.9)
Borrowings from credit facility	1,715.0	—	—	—	1,715.0
Payments on credit facility	(1,493.0)	—	—	—	(1,493.0)
Proceeds from employee stock purchases	1.9	—	—	—	1.9
Payments of deferred financing costs	(0.9)	—	—	—	(0.9)
Repurchases of common stock	(300.0)	—	—	—	(300.0)
Repurchases of common stock to satisfy employee withholding tax obligations	(26.3)	—	—	—	(26.3)
Excess tax benefits related to share-based payments	20.0	—	—	—	20.0
Intercompany debt	(6.6)	(5.1)	11.7	—	—
Intercompany financing activity	178.9	(196.0)	17.1	—	—
Cash dividends paid	(50.5)	—	—	—	(50.5)
Net cash provided by financing activities	8.5	(201.7)	151.4	—	(41.8)
Increase in cash and cash equivalents	4.0	8.1	(6.4)	—	5.7
Effect of exchange rates on cash and cash equivalents	—	—	3.2	—	3.2
Cash and cash equivalents, beginning of period	0.5	7.8	30.6	—	38.9
Cash and cash equivalents, end of period	$4.5	$15.9	$27.4	$—	$47.8

Lennox International Inc. and Subsidiaries
Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended September 30, 2015

(Amounts in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$(27.3)	$138.2	$(4.0)	$—	$106.9
Cash flows from investing activities:
Purchases of property, plant and equipment	—	(40.3)	(6.7)	—	(47.0)
Net cash used in investing activities	—	(40.3)	(6.7)	—	(47.0)
Cash flows from financing activities:
Short-term borrowings, net	—	—	0.8	—	0.8
Asset securitization borrowings	—	—	40.0	—	40.0
Asset securitization payments	—	—	(40.0)	—	(40.0)
Long-term debt payments	(22.5)	(0.8)	(0.2)	—	(23.5)
Borrowings from revolving credit facility	1,401.0	—	—	—	1,401.0
Payments on revolving credit facility	(1,385.0)	—	—	—	(1,385.0)
Proceeds from employee stock purchases	1.8	—	—	—	1.8
Repurchases of common stock to satisfy employee withholding tax obligations	(23.5)	—	—	—	(23.5)
Payments of deferred financing costs	—	—	—	—	—
Excess tax benefits related to share-based payments	18.6	—	—	—	18.6
Intercompany financing activity	(37.7)	10.2	27.5	—	—
Intercompany investments	118.0	(106.3)	(11.7)	—	—
Cash dividends paid	(43.1)	—	—	—	(43.1)
Net cash provided by financing activities	27.6	(96.9)	16.4	—	(52.9)
Increase in cash and cash equivalents	0.3	1.0	5.7	—	7.0
Effect of exchange rates on cash and cash equivalents	—	—	(9.4)	—	(9.4)
Cash and cash equivalents, beginning of period	1.0	11.5	25.0	—	37.5
Cash and cash equivalents, end of period	$1.3	$12.5	$21.3	$—	$35.1

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

Our fiscal year ends on December 31 and our interim fiscal quarters are each comprised of approximately 13 weeks. For convenience, throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the 13-week periods comprising each fiscal quarter are denoted by the last day of the respective calendar quarter.

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

Financial Overview

In the third quarter of 2016, the Residential Heating & Cooling segment continued to lead our overall operational performance with a 11% increase in net sales and a $23 million increase in segment profit compared to the third quarter of 2015. The primary growth drivers for this segment were volume gains and lower material cost. Our Commercial Heating & Cooling segment also performed well in the third quarter of 2016 with a 2% increase in net sales and $4 million in increased segment profit compared to the third quarter of 2015. This segment's profits were up largely due to lower material cost. While sales in our Refrigeration segment were down 2%, the segment profit increased $3 million compared to the third quarter of 2015. For this segment, lower sales volume was offset by lower material cost.

On a consolidated basis, our product profit margins improved quarter over quarter primarily due to lower material costs and higher productivity. We continue to manage our cost structure by utilizing a combination of commodity hedging and controllable product cost management initiatives.

Financial Highlights

•	Net sales increased $55 million, or 6%, to $1,010 million in the third quarter of 2016 compared to $955 million in the third quarter of 2015.

•	Operating income in the third quarter of 2016 increased $30 million to $157 million from $127 million in the third quarter of 2015.

•	Net income for the third quarter of 2016 increased $22 million to $102 million from $80 million in the third quarter of 2015.

•	Diluted earnings per share from continuing operations were $2.33 per share in the third quarter of 2016 compared to $1.76 per share in the third quarter of 2015.

•	During the third quarter of 2016, we returned $19 million to shareholders through dividend payments.

•
Cash provided by operating activities was flat at $107 million in the first nine months of 2016 and 2015, although we made a discretionary $50 million pension contribution into our U.S. qualified plan in the third quarter of 2016.

Third Quarter of 2016 Compared to Third Quarter of 2015 - Consolidated Results

The following table provides a summary of our financial results, including information presented as a percentage of net sales:

	For the Three Months Ended September 30,
	Dollars (in millions)		Percent Change Fav/(Unfav)	Percent of Sales
	2016	2015		2016	2015
Net sales	$1,010.0	$955.0	5.8%	100.0%	100.0%
Cost of goods sold	699.7	681.6	(2.7)	69.3	71.4
Gross profit	310.3	273.4	13.5	30.7	28.6
Selling, general and administrative expenses	156.5	143.8	(8.8)	15.5	15.1
Losses and other expenses, net	0.7	6.0	88.3	0.1	0.6
Restructuring charges	0.6	(0.4)	(250.0)	0.1	—
Income from equity method investments	(4.4)	(3.0)	46.7	(0.4)	(0.3)
Operating income	$156.9	$127.0	23.5%	15.5%	13.3%

Net Sales

Net sales increased 6% in the third quarter of 2016 compared to the third quarter of 2015, primarily from 5% higher sales volumes and 1% from price and mix. The Residential Heating & Cooling segment delivered higher volume by capturing additional replacement and new construction business and the Commercial Heating & Cooling segment delivered higher volume from our North American Service business.

Gross Profit

Gross profit margin in the third quarter of 2016 increased 210 basis points ("bps") to 30.7% compared to the third quarter of 2015. Our profit margin increased 270 bps from lower material costs. Offsetting this increase were decreases of 10 bps for unfavorable mix and price, 20 bps from combined freight and distribution, and 30 bps from other product costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, or SG&A, was $157 million in the third quarter of 2016 compared to $144 million in the third quarter of 2015, and as a percentage of net sales increased 40 bps to 15.5%. SG&A expenses increased due to higher long-term incentive compensation costs, wage inflation, and increased investment in information technology and research and development.

Losses and Other Expenses, Net

Losses and other expenses, net for the third quarter of 2016 and 2015 included the following (in millions):

	For the Three Months Ended September 30,
	2016	2015
Realized losses on settled future contracts	$0.3	$0.6
Foreign currency exchange losses	0.5	1.4
Loss on disposal of fixed assets	0.2	0.1
Net change in unrealized (gains) losses on unsettled futures contracts	(1.2)	0.8
Special legal contingency charges	0.5	1.3
Asbestos-related litigation	0.4	0.4
Contractor tax payments	—	0.8
Environmental liabilities	—	0.3
Other items, net	—	0.3
Losses and other expenses, net (pre-tax)	$0.7	$6.0

The net change in unrealized (gains) losses on unsettled futures contracts was due to lower commodity prices relative to the unsettled futures contract prices. For more information on our futures contracts, see Note 4 in the Notes to the Consolidated Financial Statements. The change in the special legal contingency charges resulted from higher estimated liabilities related to settled claims. For more information on special legal contingency charges and asbestos-related litigation, see Note 6 in the Notes to the Consolidated Financial Statements.

Restructuring Charges

Restructuring charges during the third quarter of 2016 relate to the demolition of a facility relating to a previous restructuring activity. The restructuring charges in the third quarter of 2015 relate to the restructuring of our Australian operations in the Refrigeration segment. For additional information on our restructuring activities, refer to Note 12 in the Notes to the Consolidated Financial Statements.

Income from Equity Method Investments

We participate in two joint ventures that are engaged in the manufacture and sale of compressors, unit coolers and condensing units. We exert significant influence over these affiliates based upon our ownerships, but do not control them due to venture partner participation. Accordingly, these joint ventures have been accounted for under the equity method and their financial position and results of operations are not consolidated. Income from equity method investments of $4 million in the third quarter of 2016 increased from $3 million in the third quarter of 2015.

Interest Expense, net

Interest expense, net of $7 million in the third quarter of 2016 was up from $6 million as compared to the third quarter of 2015.

Income Taxes

We expect our annual effective tax rate to be 31% in 2016 and subsequent years to be approximately 32% due to sustainable benefits from reorganization of our international subsidiaries that will enable us to utilize foreign tax credits and other benefits that drives our effective tax rate down by approximately 250 basis points. The tax benefit resulting from a repatriation of earnings in 2016 was recognized in the second quarter.

The effective tax rate was 32.2% for the third quarter of 2016 compared to 34.2% for the third quarter of 2015.

Third Quarter of 2016 Compared to Third Quarter of 2015 - Results by Segment

Residential Heating & Cooling

The following table presents our Residential Heating & Cooling segment's net sales and profit for the third quarter of 2016 and 2015 (dollars in millions):

	For the Three Months Ended September 30,
	2016	2015	Difference	% Change
Net sales	$572.7	$517.9	$54.8	10.6%
Profit	$112.7	$90.1	$22.6	25.1%
% of net sales	19.7%	17.4%

Net sales increased by 11% in the third quarter of 2016 compared to the third quarter of 2015. Sales volumes increased by 10% and price and mix combined increased sales by 1%.

Segment profit for the third quarter of 2016 increased $23 million due to $13 million in higher sales volumes, $13 million in lower material cost and $4 million from factory productivity, which includes the addition of a second factory in Mexico, and $1 million from price and mix combined. Partially offsetting these increases was $1 million of SG&A expenses primarily for information technology and research and development investments, $4 million in distribution investments, and $3 million from increases in other product costs.

Commercial Heating & Cooling

The following table presents our Commercial Heating & Cooling segment's net sales and profit for the third quarter of 2016 and 2015 (dollars in millions):

	For the Three Months Ended September 30,
	2016	2015	Difference	% Change
Net sales	$251.4	$246.8	$4.6	1.9%
Profit	$48.9	$44.8	$4.1	9.2%
% of net sales	19.5%	18.2%

Net sales increased by 2% in the third quarter of 2016 compared to the third quarter of 2015. Sales volumes increased by 2% primarily the result of growth in our North American Service and VRF businesses.

Segment profit in the third quarter of 2016 increased $4 million compared to the third quarter of 2015 due to $6 million in lower material cost, $1 million from higher sales volumes, and $1 million in lower freight expenses. Partially offsetting these increases was $2 million in SG&A expenses, $1 million in lower factory productivity, and $1 million in other product costs.

Refrigeration

The following table presents our Refrigeration segment's net sales and profit for the third quarter of 2016 and 2015 (dollars in millions):

	For the Three Months Ended September 30,
	2016	2015	Difference	% Change
Net sales	$185.9	$190.3	$(4.4)	(2.3)%
Profit	$22.9	$20.3	$2.6	12.8%
% of net sales	12.3%	10.7%

Net sales decreased 2% in the third quarter of 2016 compared to the third quarter of 2015. Sales volume decreased by 1% and price and mix combined decreased sales by 1%.

Segment profit for the third quarter of 2016 increased $3 million compared to the third quarter of 2015 due to $7 million from lower material costs and $2 million from lower depreciation and amortization due to the impairment of our Kysor Warren business recorded in the fourth quarter of 2015. Partially offsetting these increases was $4 million in higher SG&A expenses, $1 million from combined price and mix and $1 million in lower sales volumes.

Corporate and Other

Corporate and other expenses increased $4 million in the third quarter of 2016 compared to the third quarter of 2015 primarily due to $5 million of higher incentive compensation and general wage inflation and $2 million in investments in research and development and consulting. Partially offsetting these increases was $3 million in lower health care expenses.

Year-to-Date through September 30, 2016 Compared to Year-to-Date through September 30, 2015 - Consolidated Results

The following table provides a summary of our financial results, including information presented as a percentage of net sales:

	For the Nine Months Ended September 30,
	Dollars (in millions)		Percent Change Fav/(Unfav)	Percent of Sales
	2016	2015		2016	2015
Net sales	$2,744.4	$2,633.3	4.2	100.0%	100.0%
Cost of goods sold	1,935.5	1,913.5	(1.1)	70.5	72.7
Gross profit	808.9	719.8	12.4	29.5	27.3
Selling, general and administrative expenses	456.2	430.0	(6.1)	16.6	16.3
Losses and other expenses, net	5.5	14.9	63.1	0.2	0.6
Restructuring charges	1.2	1.8	33.3	—	0.1
Income from equity method investments	(15.3)	(11.8)	29.7	(0.6)	(0.4)
Operating income	$361.3	$284.9	26.8	13.2%	10.8%

Net Sales

Net sales increased 4% in the first nine months of 2016 compared to the first nine months of 2015, with sales volumes up 4% and a 1% increase from price and mix combined. The volume increases were driven by our Residential Heating & Cooling, Commercial Heating & Cooling and Refrigeration segments all capturing additional replacement and new construction business. Partially offsetting these increases was a 1% decrease from unfavorable foreign currency exchange rates.

Gross Profit

Gross profit margins in the first nine months of 2016 increased 220 bps to 29.5% compared to the first nine months of 2015. Our profit margin increased 290 bps from material cost savings and 30 bps from factory productivity. Offsetting these increases were decreases of 40 bps for unfavorable mix and price, 20 bps from unfavorable foreign currency exchange rates, 10 bps from freight and distribution, and 30 bps from other product costs.

Selling, General and Administrative Expenses

SG&A was $456 million for the first nine months of 2016 compared to $430 million for the first nine months of 2015, and as a percentage of net sales, increased 30 bps to 16.6% from 16.3%. SG&A expenses increased due to higher long-term incentive compensation costs, wage inflation, and increased investment in information technology and research and development.

Losses and Other Expenses, Net

Losses and other expenses, net for the first nine months of 2016 and 2015 included the following (in millions):

	For the Nine Months Ended September 30,
	2016	2015
Realized losses on settled future contracts	$1.2	$1.3
Foreign currency exchange losses	1.1	2.7
Loss on disposal of fixed assets	0.3	0.1
Net change in unrealized (gains) losses on unsettled futures contracts	(1.9)	0.9
Special legal contingency charges	0.5	5.5
Asbestos-related litigation	2.3	1.0
Environmental liabilities	1.1	0.7
Contractor tax payments	0.5	2.4
Acquisition costs	0.4	—
Other items, net	—	0.3
Losses and other expenses, net (pre-tax)	$5.5	$14.9

The net change in unrealized gains on unsettled futures contracts was due to lower commodity prices relative to the unsettled futures contract prices. For more information on our futures contracts, see Note 4 in the Notes to the Consolidated Financial Statements. For more information on special legal contingency charges and asbestos-related litigation, see Note 6 in the Notes to the Consolidated Financial Statements. Contractor tax payments relate to a charge for underpaid contractor taxes at one of our non-U.S. subsidiaries.

Restructuring Charges

Restructuring charges during the first nine months of 2016 relate to the demolition of a facility relating to a previous restructuring activity. The restructuring charges in the first nine months of 2015 relate to the restructuring of our Australian operations in the Refrigeration segment. For additional information on our restructuring activities, refer to Note 12 in the Notes to the Consolidated Financial Statements.

Income from Equity Method Investments

We participate in two joint ventures that are engaged in the manufacture and sale of compressors, unit coolers and condensing units. We exert significant influence over these affiliates based upon our ownerships, but do not control them due to venture partner participation. Accordingly, these joint ventures have been accounted for under the equity method and their financial position and results of operations are not consolidated. Income from equity method investments increased to $15 million in the first nine months of 2016 as compared to $12 million in the first nine months of 2015.

Interest Expense, net

Interest expense, net of $20 million in the first nine months of 2016 increased from $18 million in the first nine months of 2015 due to an increase in our average net borrowings.

Income Taxes

We expect our annual effective tax rate to be 31% in 2016 and subsequent years to be approximately 32% due to sustainable benefits from reorganization of our international subsidiaries that will enable us to utilize foreign tax credits and other benefits that drives our effective tax rate down by approximately 250 basis points. The tax benefit resulting from a repatriation of earnings in 2016 was recognized in the second quarter.

The effective tax rate was 30.4% for the first nine months of 2016 compared to 34.3% for the first nine months of 2015.

Year-to-Date through September 30, 2016 Compared to Year-to-Date through September 30, 2015 - Results by Segment

Residential Heating & Cooling

The following table presents our Residential Heating & Cooling segment's net sales and profit for the first nine months of 2016 and 2015 (dollars in millions):

	For the Nine Months Ended September 30,
	2016	2015	Difference	% Change
Net sales	$1,524.5	$1,435.6	$88.9	6.2%
Profit	$266.9	$221.3	$45.6	20.6%
% of net sales	17.5%	15.4%

Net sales increased by 6% in the first nine months of 2016 compared to the first nine months of 2015. Sales volumes increased net sales by 5% due to industry growth and market share gains and the benefits of favorable price and mix contributed 1%.

Segment profit for the first nine months of 2016 increased $46 million due to $45 million in lower material costs, $22 million from higher sales volume and $9 million from favorable factory productivity which includes the addition of a second factory in Mexico. Partially offsetting these increases was $9 million from unfavorable price and mix combined, $4 million of unfavorable foreign currency exchange rates, $6 million in distribution investments, $7 million of SG&A expenses to support wage inflation and investments in information technology and research and development, and $4 million of other product costs.

Commercial Heating & Cooling

The following table presents our Commercial Heating & Cooling segment's net sales and profit for the first nine months of 2016 and 2015 (dollars in millions):

	For the Nine Months Ended September 30,
	2016	2015	Difference	% Change
Net sales	$674.7	$660.3	$14.4	2.2%
Profit	$110.6	$95.5	$15.1	15.8%
% of net sales	16.4%	14.5%

Commercial Heating & Cooling net sales increased by 2% in the first nine months of 2016 compared to the first nine months of 2015. Sales volumes increased net sales by 2%, price and mix increased sales by 1% and changes in foreign currency exchange rates unfavorably impacted net sales by 1%.

Segment profit in the first nine months of 2016 increased $15 million compared to the first nine months of 2015. The benefits of $4 million from incremental volume, $15 million from lower material costs, $4 million from price and mix and $2 million from lower freight and distribution expenses were partially offset by $5 million in lower factory productivity and other product costs, $3 million of higher SG&A expenses, $1 million for investments in infrastructure for the North American Service business and $1 million from changes in foreign currency exchange rates.

Refrigeration

The following table presents our Refrigeration segment's net sales and profit for the first nine months of 2016 and 2015 (dollars in millions):

	For the Nine Months Ended September 30,
	2016	2015	Difference	% Change
Net sales	$545.2	$537.4	$7.8	1.5%
Profit	$53.2	$37.5	$15.7	41.9%
% of net sales	9.8%	7.0%

Refrigeration net sales increased 2% in the first nine months of 2016 compared to the first nine months of 2015 primarily due 4% volume growth led by our North American supermarket businesses. This volume increase was partially offset by a 1% impact from unfavorable foreign exchange rates and a 1% impact from price reductions.

Segment profit for the first nine months of 2016 increased $16 million compared to the first nine months of 2015 primarily due to $6 million from increased sales volumes, $16 million in lower material costs, $5 million from lower depreciation and amortization due to the impairment of our Kysor Warren business recorded in the fourth quarter of 2015 and $3 million in factory productivity and other product costs. Partially offsetting these increases were $7 million from unfavorable price and mix combined, $6 million from higher SG&A expenses and $1 million from changes in foreign currency exchange rates.

Corporate and Other

Corporate and other expenses increased $8 million in the first nine months of 2016 as compared to the first nine months of 2015 due primarily to $10 million in incentive compensation and wage inflation and $2 million of investments in research and development and consulting. Partially offsetting these increases was $4 million from lower health care and other miscellaneous costs.

Pensions

As part of our overall strategy to de-risk our pension plans, we have offered certain vested participants in our U.S. qualified plans the opportunity to take a one-time lump sum distribution in lieu of future monthly pension payments. These lump sum distributions will be paid from our retirement plan in the fourth quarter of 2016. As a result of these lump sum payments, our pension benefit obligation will be reduced by approximately $50 million, and we expect to recognize a pre-tax pension settlement charge in the fourth quarter of approximately $30 million.

Liquidity and Capital Resources

Our working capital and capital expenditure requirements are generally met through internally generated funds, bank lines of credit and an asset securitization arrangement. Working capital needs are generally greater in the first and second quarters due to the seasonal nature of our business cycle.

Statement of Cash Flows

The following table summarizes our cash flow activity for the nine months ended September 30, 2016 and 2015 (in millions):

	For the Nine Months Ended September 30,
	2016	2015
Net cash provided by operating activities	$106.9	$106.9
Net cash used in investing activities	(59.4)	(47.0)
Net cash used in financing activities	(41.8)	(52.9)

Net Cash Provided by Operating Activities - The net cash provided by operating activities in the first nine months of 2016 and 2015 reflects the seasonal increase in working capital requirements and was flat year over year. Cash provided by operating activities was flat, the increase in net income in the first nine months of 2016 as compared to 2015 was offset by increases in cash paid for taxes and the fact we made a discretionary pension contribution of $50 million into our U.S. qualified pension plan during the third quarter of 2016.

Net Cash Used in Investing Activities - Capital expenditures were $59 million and $47 million in the first nine months of 2016 and 2015, respectively. Capital expenditures in 2016 were primarily related to investments in systems and software to support the overall enterprise, expansion of our manufacturing capacity, and continued investments in our distribution network.

Net Cash Used in Financing Activities - Net cash used in financing activities decreased to $42 million in the first nine months of 2016 primarily due to an increase in stock repurchases partially offset by increases in borrowings. Net borrowings were higher in 2016 to support the increased stock repurchases and dividend payments. Final settlement of the $200 million Accelerated Share Repurchase Plan executed in the first quarter of 2016 was in the third quarter of 2016. Final settlement of the $100 Million Accelerated Share Repurchase Plan executed in the third quarter of 2016 will be in the fourth quarter of 2016.

Debt Position

The following table details our lines of credit and financing arrangements as of September 30, 2016 (in millions):

Outstanding Borrowings
Short-term debt:
Foreign obligations	$2.8
Asset Securitization Program (1)	325.0
Total short-term debt	$327.8
Current maturities of long-term debt:
Capital lease obligations	0.9
Domestic credit facility (2)	15.0
Senior unsecured notes	200.0
Debt issuance costs	(0.3)
Total current maturities of long-term debt	$215.6
Long-term debt:
Capital lease obligations	15.1
Domestic credit facility (2)	500.0
Debt issuance costs	(2.6)
Total long-term debt	512.5
Total debt	$1,055.9
(1) The maximum securitization amount ranges from $200.0 million to $325.0 million, depending on the period, after consideration of the July 5, 2016 amendment. The maximum capacity of the ASP is the lesser of the maximum securitization amount or 100% of the net pool balance less reserves, as defined under the ASP.
(2) The available future borrowings on our domestic credit facility are $380.6 million after being reduced by the outstanding borrowings and $4.4 million in outstanding standby letters of credit. We also had $38.3 million in outstanding standby letters of credit outside of the domestic credit facility as of September 30, 2016.

Financial Leverage

We periodically review our capital structure to ensure the appropriate levels of leverage and liquidity. We may access the capital markets, as necessary, based on business needs and to take advantage of favorable interest rate environments or other market conditions. We also evaluate our debt-to-capital and debt-to-EBITDA ratios to determine, among other considerations, the appropriate targets for capital expenditures and share repurchases under our share repurchase programs. Our debt-to-total-capital ratio increased to 97.8% at September 30, 2016 from 87.9% at December 31, 2015.
As of September 30, 2016, our senior credit ratings were Baa3 with a stable outlook, and BBB with a stable outlook, by Moody's Investors Service, Inc. ("Moody's") and Standard & Poor's Rating Group ("S&P"), respectively. The security ratings are not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating. Our goal is to maintain investment grade ratings from Moody's and S&P to help ensure the capital markets remain available to us.

Liquidity

We believe our cash and cash equivalents of $48 million, future cash generated from operations and available future borrowings are sufficient to fund operations, planned capital expenditures, future contractual obligations, share repurchases, anticipated dividends and other needs in the foreseeable future. Included in our cash and cash equivalents of $48 million as of September 30, 2016 was $27.4 million of cash held in foreign locations. Our cash held in foreign locations is used for investing and operating activities in those locations, and we generally do not have the need or intent to repatriate those funds to the United States. If we were to repatriate foreign earnings, we would be required to accrue and pay taxes in the United States, less foreign tax credits, for the amounts that were repatriated. However, an additional benefit of the tax reorganization discussed previously is our ability to repatriate cash generated in prior periods in a tax efficient manner. We repatriated $42 million in cash from foreign subsidiaries and made a discretionary contribution of $50 million to our qualified pension plans in the third quarter of 2016.

Our expected capital expenditures for 2016 are $95 million. We also continue to increase shareholder value through dividend payments and our share repurchase programs, with the completion of our $200 million accelerated share repurchase program in 2016, the initiation of another $100 million stock repurchase program in the third quarter of 2016, and a target of between $65 million and $75 million of dividend payments in 2016.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our current management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2016, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes during the quarter ended September 30, 2016 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In October 2016, the Company self-reported to the Securities and Exchange Commission (SEC) and the Department of Justice (DOJ) an alleged payment in the amount of 30,000 rubles (approximately US $475) to a Russian customs broker or official. The Company, under the oversight of its Audit Committee, has initiated an investigation into this matter with the assistance of external legal counsel and external forensic accountants. The alleged payment was purportedly made to release a shipment of goods being held by Russian customs officials due to inaccurate paperwork. The value of the shipment was approximately €62,000 (approximately US $68,500). The allegations are related to the Company’s subsidiary in Russia, which had 2015 annual sales of approximately US $5 million and approximately US $3 million in sales for the nine months ended September 30, 2016. To date, the investigation has not resulted in any evidence of other potentially improper payments; however, the investigation has raised questions regarding possible irregularities with respect to other Russian customs documents. The investigation is ongoing. The Company intends to fully cooperate with the SEC and the DOJ regarding this matter. The Company does not anticipate any material adverse effect on its business or financial condition as a result of this matter.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In the third quarter of 2016, we purchased shares of our common stock as follows:

	Total Number of Shares Purchased (1)	Average Price Paid per Share (including fees)	Total Number of Shares Purchased As Part of Publicly Announced Plans	Approximate Dollar Value of Shares that may yet be Purchased under our Share Repurchase Plans (in millions) (2)
July 1 through July 23	200,803	$132.64	196,269	$196.2
July 24 through August 20	505,079	156.56	478,316	96.2
August 21 through September 30	1,268	158.59	—	96.2
	707,150		674,585

(1) We repurchased 32,566 shares of common stock in July, August and September 2016 surrendered to LII to satisfy employee tax-withholding obligations in connection with the exercise of long-term incentive awards.
(2) After $200 million payment for Accelerated Share Repurchase Plan (ASR) executed in February 2016 and $100 million payment for ASR executed in August 2016. Final settlement of the February ASR occurred in the third quarter and the final settlement of the August ASR will be in the fourth quarter. The February and August ASRs were offered pursuant to a previously announced repurchase plan. See Footnote 10 for further details.

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

4.6
Fifth Supplemental Indenture, dated as of August 30, 2016 among LGL Europe Holding Co., each other existing Guarantor under the Indenture, dated as of May 3, 2010, as subsequently supplemented, and U.S. Bank National Association (filed herewith).

4.7	Form of 4.900% Note due 2017 (filed as Exhibit 4.3 to LII’s Current Report on Form 8-K filed on May 6, 2010 and incorporated herein by reference).
10.1
Amendment No. 5 to Amended and Restated Receivables Purchase Agreement, dated as of June 30, 2016, among LPAC Corp., as the Seller, Lennox Industries Inc., as the Master Servicer, Victory Receivables Corporation, as a Purchaser and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as Administrative Agent for the Investors, the Purchaser Agent for the BTMU Purchaser Group and a BTMU Liquidity Bank (filed as Exhibit 10.1 to LII’s Current Report on Form 8-K filed on July 6, 2016 and incorporated herein by reference).

10.2
Sixth Amended and Restated Credit Facility Agreement dated as of August 30, 2016, among Lennox International Inc., a Delaware corporation, the Lenders party thereto, and JPMorgan Chase Bank, National Association, as Administrative Agent (filed as Exhibit 10.1 to LII’s Current Report on Form 8-K filed on September 2, 2016 and incorporated herein by reference).

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

Date: October 17, 2016