Form 10-K
period 2016-12-31
LENNOX INTERNATIONAL INC
filed 2017-02-21
CIK 1069202

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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
Yes [ ] No [X]

As of June 30, 2016, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $4.8 billion based on the closing price of the registrant's common stock on the New York Stock Exchange. As of February 9, 2017, there were 42,982,367 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's 2017 Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the registrant's 2017 Annual Meeting of Stockholders to be held on May 18, 2017 are incorporated by reference into Part III of this report.

LENNOX INTERNATIONAL INC.
FORM 10-K
For the Fiscal Year Ended December 31, 2016

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

Shown in the table below are our three business segments, the key products, services and well-known product and brand names within each segment and net sales in 2016 by segment. Segment financial data for 2016, 2015 and 2014, including financial information about foreign and domestic operations, is included in Note 18 of the Notes to our Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” and is incorporated herein by reference.

Segment	Products & Services	Product and Brand Names	2016 Net Sales (in millions)
Residential Heating & Cooling	Furnaces, air conditioners, heat pumps, packaged heating and cooling systems, indoor air quality equipment, comfort control products, replacement parts and supplies	Lennox, Dave Lennox Signature, Armstrong Air, Ducane, Aire-Flo, Air-Ease, Concord, Magic-Pak, ADP Advanced Distributor Products, iComfort and Lennox PartsPlus	$2,000.8
Commercial Heating & Cooling	Unitary heating and air conditioning equipment, applied systems, controls, installation and service of commercial heating and cooling equipment, variable refrigerant flow commercial products	Lennox, Allied Commercial, Magic-Pak, Raider, Landmark, Prodigy, Strategos, Energence, Lennox VRF and Lennox National Account Services	917.9
Refrigeration	Condensing units, unit coolers, fluid coolers, air cooled condensers, air handlers, process chillers, controls, compressorized racks, supermarket display cases and systems	Heatcraft Worldwide Refrigeration, Bohn, Larkin, Climate Control, Chandler Refrigeration, Kysor/Warren, Friga-Bohn, HK Refrigeration, Hyfra, Kirby and Interlink	722.9
		Total	$3,641.6

Products and Services

Residential Heating & Cooling

Heating & Cooling Products. We manufacture and market a broad range of furnaces, air conditioners, heat pumps, packaged heating and cooling systems, equipment and accessories to improve indoor air quality, comfort control products, replacement parts and supplies and related products for both the residential replacement and new construction markets in North America. These products are available in a variety of designs and efficiency levels and at a range of price points, and are intended to provide a complete line of home comfort systems. We believe that by maintaining a broad product line marketed under multiple brand names, we can address different market segments and penetrate multiple distribution channels.

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

We are continuing to grow our network of 209 Lennox PartsPlus stores across the United States and Canada. These stores provide an easy access solution for contractors and independent dealers to obtain universal service and replacement parts, supplies, convenience items, tools, Lennox equipment and OEM parts.

Our Advanced Distributor Products (“ADP”) operation builds evaporator coils and air handlers under the “ADP Advanced Distributor Products” brand and also builds evaporator coils under the “Lennox” brand and Allied Air Enterprise brands. ADP sells its own ADP branded evaporator coils to over 400 HVAC wholesale distributors across North America.

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

National Account Services. National Account Service ("NAS") provides installation, service and preventive maintenance for commercial HVAC national account customers in the United States and Canada.

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

Innovative Product and System Solutions. In all of our markets, we are building on our heritage of innovation by developing residential, commercial and refrigeration products that give families and business owners more precise control over more aspects of their indoor environments, while significantly lowering their energy costs.

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

Geographic Expansion. We are growing our business by extending our successful business model and product knowledge into additional domestic and international markets.

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

The North American residential heating and cooling market provides an example of the competitive strength of our marketing and distribution strategy. We use three distinct distribution approaches in this market: the company-owned distribution system, the independent distribution system and direct sales to end-users. We distribute our “Lennox” and “Aire-Flo” brands in a company-owned process directly to independent dealers that install these heating and cooling products. We distribute our “Armstrong Air,” “Ducane,” “Air-Ease,” “Concord,” “Magic-Pak” and “ADP Advanced Distributor Products” brands through the traditional independent distribution process pursuant to which we sell our products to distributors who, in turn, sell the products to installing contractors. We also sell our products directly to customers through our Lennox PartsPlus stores.

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

Our markets are driven by seasonal weather patterns. HVAC products and services are sold year round, but the volume and mix of product sales and service change significantly by season. The industry generally ships roughly twice as many units during June as it does in December. Overall, cooling equipment represents a substantial portion of the annual HVAC market. Between the heating season (roughly November through February) and cooling season (roughly May through August) are periods commonly referred to as "shoulder seasons" when the distribution channel transitions its buying patterns from one season to the next. These seasonal fluctuations in mix and volume drive our sales and related segment profit, resulting in somewhat higher sales in the second and third quarters due to the higher volume in the cooling season relative to the heating season.

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

•
Residential Heating & Cooling - United Technologies Corp. (Carrier, Bryant, Tempstar, Comfortmaker, Heil, Arcoaire, KeepRite, Day & Night); Ingersoll-Rand plc (Trane, American Standard); Paloma Industries, Inc. (Rheem, Ruud); Johnson Controls, Inc. (York); Daikin Industries, Ltd. (Goodman, Amana); and Melrose Industries PLC (Maytag, Westinghouse, Frigidaire, Tappan, Philco, Kelvinator, Gibson, Broan, NuTone).

•
Commercial Heating & Cooling - United Technologies Corp. (Carrier, ICP Commercial); Ingersoll-Rand plc (Trane); Paloma Industries, Inc. (Rheem, Ruud); Johnson Controls, Inc. (York); Daikin Industries, Ltd. (Goodman, McQuay); Melrose

Industries PLC (Mammoth); and AAON, Inc.

•
Refrigeration - Hussmann Corporation; Paloma Industries, Inc. (Rheem Manufacturing Company (Heat Transfer Products Group)); Emerson Electric Co. (Copeland); United Technologies Corp. (Carrier); GEA Group (Kuba, Searle, Goedhart); Alfa Laval; Guntner GmbH; and Panasonic Corp. (Sanyo).

Employees

As of December 31, 2016, we employed approximately 10,600 employees. Approximately 5,100 of these employees were salaried and 5,500 were hourly. The number of hourly workers we employ may vary in order to match our labor needs during periods of fluctuating demand. Approximately 2,400 employees, including international locations, are represented by unions. We believe we have good relationships with our employees and with the unions representing our employees. We currently do not anticipate any material adverse consequences resulting from negotiations to renew any collective bargaining agreements.

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

Refrigerants. The use of hydrochlorofluorocarbons ("HCFCs”) and hydroflurocarbons ("HFCs") as refrigerants for air conditioning and refrigeration equipment is common practice in the HVACR industry and is regulated. We believe we have complied with applicable rules and regulations in various countries governing the use of HCFCs and HFCs.  The U.S. Congress and the Environmental Protection Agency are considering steps to phase down the future use of HFCs in HVACR products and an international accord was adopted in October 2016 which would significantly phase-down the use of HFCs when ratified. We are an active participant in the ongoing international and domestic dialogue on this subject and are well positioned to react in a timely manner to changes in the regulatory landscape.  In addition, we are taking proactive steps to implement responsible use principles and guidelines with respect to limiting refrigerants from escaping into the atmosphere throughout the life span of our HVACR equipment.

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

European WEEE and RoHS Compliance. In the European marketplace, electrical and electronic equipment is required to comply with the Directive on Waste Electrical and Electronic Equipment (“WEEE”) and the Directive on Restriction of Use of Certain Hazardous Substances (“RoHS”). WEEE aims to prevent waste by encouraging reuse and recycling and RoHS restricts the use of six hazardous substances in electrical and electronic products. All HVACR products and certain components of such products “put on the market” in the EU (whether or not manufactured in the EU) are potentially subject to WEEE and RoHS. Because all HVACR manufacturers selling within or from the EU are subject to the standards promulgated under WEEE and RoHS, we believe that neither WEEE nor RoHS uniquely impacts us as compared to such other manufacturers. Similar directives are being introduced in other parts of the world, including the U.S. For example, California, China and Japan have all adopted standards possessing similar intent as RoHS. We are actively monitoring the development of such directives and believe we are well positioned to comply with such directives in the required time frames.

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

You can also read and copy any document that we file, including this Annual Report on Form 10-K, at the Securities and Exchange Commission's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Call the Securities and Exchange Commission at 1-800-SEC-0330 for information on the operation of the Public Reference Room. In addition, the Securities and Exchange Commission maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers, including Lennox International, that file electronically with the Securities and Exchange Commission.

Executive Officers of the Company

Our executive officers, their present positions and their ages are as follows as of February 4, 2016:

Name	Age	Position
Todd M. Bluedorn	53	Chairman of the Board and Chief Executive Officer
Joseph W. Reitmeier	52	Executive Vice President and Chief Financial Officer
Douglas L. Young	54	Executive Vice President and President and Chief Operating Officer, LII Residential Heating & Cooling
Terry L. Johnston	59	Executive Vice President and President and Chief Operating Officer, LII North America Commercial Heating & Cooling
David W. Moon	55	Executive Vice President and President and Chief Operating Officer, LII Worldwide Refrigeration
Prakash Bedapudi	50	Executive Vice President and Chief Technology Officer
Daniel M. Sessa	52	Executive Vice President and Chief Human Resources Officer
John D. Torres	58	Executive Vice President, Chief Legal Officer and Secretary
Roy A. Rumbough, Jr.	61	Vice President, Controller and Chief Accounting Officer

Todd M. Bluedorn was appointed Chief Executive Officer and was elected to our Board of Directors in April 2007. Mr. Bluedorn was elected Chairman of the Board of Directors in May 2012. Prior to joining Lennox International, Mr. Bluedorn served in numerous senior management positions for United Technologies since 1995, including President, Americas - Otis Elevator Company; President, North America - Commercial Heating, Ventilation and Air Conditioning for Carrier Corporation; and President, Hamilton Sundstrand Industrial. He began his professional career with McKinsey & Company in 1992. A graduate of the United States Military Academy at West Point with a bachelor of science in electrical engineering, Mr. Bluedorn served in the United States Army as a combat engineer officer and United States Army Ranger from 1985 to 1990. He received his MBA from Harvard University School of Business in 1992. Mr. Bluedorn also serves on the Board of Directors of Eaton Corporation, a diversified industrial manufacturer, on the Board of Directors of Texas Instruments Incorporated, a global designer and manufacturer of semiconductors (effective March 1, 2017), and on the Board of Trustees of Washington University in St. Louis. Mr. Bluedorn possesses considerable industry knowledge and executive leadership experience. Mr. Bluedorn’s extensive knowledge of our Company and its business, combined with his drive for excellence and innovation, position him well to serve as CEO and a director of our Company.

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

Douglas L. Young was appointed Executive Vice President and President and Chief Operating Officer of LII's Residential Heating & Cooling segment in October 2006. Mr. Young had previously served as Vice President and General Manager of North American Residential Products since 2003 and as Vice President and General Manager of Lennox North American Residential Sales, Marketing, and Distribution from 1999 to 2003. Prior to his career with LII, Mr. Young was employed in the Appliances division of GE, where he held various management positions before serving as General Manager of Marketing for GE Appliance division's retail group from 1997 to 1999 and as General Manager of Strategic Initiatives in 1999. He holds a BSBA from Creighton University and a master’s of science in management from Purdue University. Mr. Young serves on the Board of Directors of Beacon Roofing Supply, a general building material distributor and is on the Board of Directors of AHRI (the Air-Conditioning, Heating, and Refrigeration Institute), the trade association for the HVACR and water heating equipment industries.

Terry L. Johnston was appointed Executive Vice President and President and Chief Operating Officer of LII's North America Commercial Heating & Cooling business in January 2013. Since May 2007, he had served as Vice President and General Manager, North America Commercial. He had previously served as Vice President, Marketing and Product Management, LII Worldwide Heating & Cooling and as Vice President, Marketing and Product Management for Lennox Industries. Before joining LII in 2001, Mr. Johnston worked for 20 years at GE in a variety of product management and sales and marketing roles. He is on the Board of Directors of CSW Industrials, Inc., a diversified industrial growth company with businesses in industrial products, coatings, sealants and adhesives and specialty chemicals segments. He holds a bachelor of science in marketing from the University of Arkansas.

David W. Moon was appointed Executive Vice President and President and Chief Operating Officer of LII's Worldwide Refrigeration business in August 2006. He had previously served as Vice President and General Manager of Worldwide Refrigeration, Americas Operations since 2002. Prior to serving in that position, he served as Managing Director in Australia beginning in 1999, where his responsibilities included heat transfer manufacturing and distribution, refrigeration wholesaling and manufacturing and HVAC manufacturing and distribution in Australia and New Zealand. Mr. Moon originally joined LII in 1998 as Operations Director, Asia Pacific. Prior to that time, Mr. Moon held various management positions at Allied Signal, Inc., Case Corporation, and Tenneco Inc. in the United States, Hong Kong, Taiwan and Germany. He holds a bachelor of science in civil engineering and an MBA from Texas A&M University. Mr. Moon serves on the Board of Directors of American Woodmark Corporation, a kitchen and bath cabinet manufacturer.

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

Item 1A. Risk Factors
Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act that are based on information currently available to management as well as management's assumptions and beliefs as of the date hereof. All statements, other than statements of historical fact, included in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the words “may,” “will,” “should,” “plan,” “predict,” “anticipate,” “believe,” “intend,” “estimate” and “expect” and similar expressions. Statements that are not historical should also be considered forward-looking statements. Such statements reflect our current views with respect to future events. Readers are cautioned not to place undue reliance on these forward-looking statements. We believe these statements are based on reasonable assumptions; however, such statements are inherently subject to risks and uncertainties, including but not limited to the specific uncertainties discussed elsewhere in this Annual Report on Form 10-K and the risk factors set forth in Item 1A. Risk Factors in this Annual Report on Form 10-K. These risks and uncertainties may affect our performance and results of operations. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those in the forward-looking statements. We disclaim any intention or obligation to update or review any forward-looking statements or information, whether as a result of new information, future events or otherwise unless required by law.

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

Changes in Legislation or Government Regulations or Policies Can Have a Significant Impact on Our Results of Operations.

The sales, gross margins and profitability for each of our segments could be directly impacted by changes in legislation, trade agreements or government regulations, such as the changes to taxes, tariffs and trade agreements being discussed by the new U.S. administration. Changes in environmental and energy efficiency standards and regulations, such as the recent amendments to the Montreal Protocol to phase down the use of hydrofluorocarbons, may particularly have a significant impact on the types of products that we are allowed to develop and sell, and the types of products that are developed and sold by our competitors. Our inability or delay in developing or marketing products that match customer demand and that meet applicable efficiency and environmental standards may negatively impact our results. The demand for our products and services could also be affected by the size and availability of tax incentives for purchasers of our products and services. Future legislation or regulations, including environmental matters, product certification, product liability, tariffs, duties, taxes, tax incentives and other matters, may impact the results of each of our operating segments and our consolidated results.

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

Net sales outside of the United States comprised 18.5% of our net sales in 2016.

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

As of February 6, 2017, approximately 23% of our workforce, including international locations, was unionized. The results of future negotiations with these unions and the effects of any production interruptions or labor stoppages could have an adverse effect on our results of operations.

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

As of December 31, 2016, we had goodwill of $195.1 million on our Consolidated Balance Sheet. Any future determination that an impairment of the value of goodwill occurred would require a write-down of the impaired portion of goodwill to fair value and would reduce our assets and stockholders' equity and could have a material adverse effect on our results of operations.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following chart lists our principal domestic and international manufacturing, distribution and office facilities as of December 31, 2016 and indicates the business segment that uses such facilities, the approximate size of such facilities and whether such facilities are owned or leased. Also included in the chart are large warehouses that hold significant inventory balances.

Location	Segment	Type or Use of Facility	Approx. Sq. Ft. (In thousands)	Owned/Leased
Marshalltown, IA	Residential Heating & Cooling	Manufacturing & Distribution	1,300	Owned & Leased
Orangeburg, SC	Residential Heating & Cooling	Manufacturing & Distribution	750	Owned & Leased
Saltillo, Mexico	Residential Heating & Cooling	Manufacturing & Distribution	638	Owned
Grenada, MS	Residential Heating & Cooling	Manufacturing & Distribution	395	Leased
Romeoville, IL	Residential Heating & Cooling	Distribution	312	Leased
Columbus, OH	Residential Heating & Cooling	Distribution	279	Leased
McDonough, GA	Residential Heating & Cooling	Distribution	254	Leased
Concord, NC	Residential Heating & Cooling	Distribution	123	Leased
Harahan, LA	Residential Heating & Cooling	Distribution	83	Leased
Denver, CO	Residential Heating & Cooling	Distribution	50	Leased
Eastvale, CA	Residential & Commercial Heating & Cooling	Distribution	377	Leased
Carrollton, TX	Residential & Commercial Heating & Cooling	Distribution	252	Leased
Brampton, Canada	Residential & Commercial Heating & Cooling	Distribution	251	Leased
Houston, TX	Residential & Commercial Heating & Cooling	Distribution	241	Leased
Middletown, PA	Residential & Commercial Heating & Cooling	Distribution	166	Leased
Lenexa, KS	Residential & Commercial Heating & Cooling	Distribution	115	Leased
Calgary, Canada	Residential & Commercial Heating & Cooling	Distribution	110	Leased
Orlando, FL	Residential & Commercial Heating & Cooling	Distribution	85	Leased
Stuttgart, AR	Commercial Heating & Cooling	Manufacturing	750	Owned
Longvic, France	Commercial Heating & Cooling	Manufacturing	142	Owned
Longvic, France	Commercial Heating & Cooling	Distribution	133	Owned
Burgos, Spain	Commercial Heating & Cooling & Refrigeration	Manufacturing	140	Owned
Mions, France	Commercial Heating & Cooling & Refrigeration	Research & Development	129	Owned
Genas, France	Commercial Heating & Cooling & Refrigeration	Manufacturing, Distribution & Offices	111	Owned
Tifton, GA	Refrigeration	Manufacturing & Distribution	570	Owned & Leased
Columbus, GA	Refrigeration	Manufacturing, Warehousing & Offices	523	Owned & Leased
Milperra, Australia	Refrigeration	Distribution & Business Unit Headquarters	416	Owned
Stone Mountain, GA	Refrigeration	Manufacturing & Business Unit Headquarters	139	Owned
Midland, GA	Refrigeration	Warehousing & Offices	138	Leased
Mt. Wellington, New Zealand	Refrigeration	Distribution & Offices	110	Owned
San Jose dos Campos, Brazil	Refrigeration	Manufacturing, Warehousing & Offices	98	Owned
Wuxi, China	Refrigeration	Manufacturing	89	Owned & Leased
Krunkel, Germany	Refrigeration	Manufacturing, Distribution & Offices	43	Owned
Richardson, TX	Corporate and other	Corporate Headquarters	356	Owned & Leased
Carrollton, TX	Corporate and other	Research & Development	294	Owned

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

In October 2016, we self-reported to the Securities and Exchange Commission (SEC) and the Department of Justice (DOJ) an alleged payment in the amount of 30,000 rubles (approximately US $475) to a Russian customs broker or official. Under the oversight of our Audit Committee, we initiated an investigation into this matter with the assistance of external legal counsel and external forensic accountants. The alleged payment was purportedly made to release a shipment of goods being held by Russian customs officials due to inaccurate paperwork. The value of the shipment was approximately €62,000 (approximately US $68,500). The allegations are related to our subsidiary in Russia, which had 2016 annual sales of approximately US $4 million. The scope of the investigation was later expanded to include our operations in Poland because our operations in Russia and Poland used the same third-party logistics provider. To date, the investigation has not resulted in any evidence of other potentially improper payments. However, the investigation has raised questions regarding possible irregularities with respect to possible non-compliance with customs documents and procedures related to these operations. The investigation is ongoing. We continue to fully cooperate with the SEC and the DOJ regarding this matter. We do not anticipate any material adverse effect on our business or financial condition as a result of this matter.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price for Common Stock

Our common stock is listed for trading on the New York Stock Exchange under the symbol “LII.” The high and low sales prices for our common stock for each quarterly period during 2016 and 2015 were as follows:

	Price Range per Common Share
	2016		2015
	High	Low	High	Low
First Quarter	$136.32	$105.65	$111.15	$92.94
Second Quarter	143.19	131.90	118.43	104.94
Third Quarter	164.02	141.90	126.85	106.81
Fourth Quarter	164.57	140.97	138.57	109.87

Dividends

During 2016 and 2015, we declared quarterly cash dividends as set forth below:

	Dividends per Common Share
	2016	2015
First Quarter	$0.36	$0.30
Second Quarter	0.43	0.36
Third Quarter	0.43	0.36
Fourth Quarter	0.43	0.36
Fiscal Year	$1.65	$1.38

The amount and timing of dividend payments are determined by our Board of Directors and subject to certain restrictions under our domestic revolving credit facility.

Holders of Common Stock

As of the close of business on February 9, 2017, approximately 702 holders of record held our common stock.

Comparison of Total Stockholder Return

The following graph compares the cumulative total returns of LII's common stock with the cumulative total returns of the Standards & Poor's Midcap 400 Index, a broad index of mid-size U.S. companies of which the Company is a part, and with a peer group of U.S. industrial manufacturing and service companies in the HVACR businesses. The graph assumes that $100 was invested on December 31, 2011, with dividends reinvested. Our peer group includes AAON, Inc., Ingersoll-Rand plc, Comfort Systems USA, Inc., United Technologies Corporation, Johnson Controls Inc., and Watsco, Inc. Peer group returns are weighted by market capitalization.

This performance graph and other information furnished under this Comparison of Total Stockholder Return section shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act.

Our Purchases of LII Equity Securities

Our Board of Directors has authorized a total of $2 billion towards the repurchase of shares of our common stock (collectively referred to as the "Share Repurchase Plans"), including an additional $550 million share repurchase that was authorized in 2016. The Share Repurchase Plans authorize open market repurchase transactions and do not have an expiration date. As of December 31, 2016, $646 million of shares may yet be repurchased under the Share Repurchase Plans.

In the fourth quarter of 2016, we purchased shares of our common stock as follows:

	Total Shares Purchased (1)	Average Price Paid per Share (including fees)	Shares Purchased As Part of Publicly Announced Plans	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans (in millions) (3)
October 1 through October 31 (2)	163,558	$155.81	163,501	396.0
November 1 through November 30	3,804	146.46	—	396.0
December 1 through December 31	40,671	157.02	—	646.0
	208,033		163,501

(1) Includes the surrender to LII of 44,532 shares of common stock to satisfy employee tax-withholding obligations in connection with the exercise of vested stock appreciation rights and the vesting of restricted stock units.
(2) Includes final settlement of shares repurchased in Accelerated Share Repurchase Plan (ASR) executed in the third quarter of 2016.
(3) After $200 million payment for Accelerated Share Repurchase Plan (ASR) executed in February 2016 and $100 million payment for ASR executed in August 2016. Final settlement of the February ASR occurred in the third quarter and the final settlement of the August ASR occurred in fourth quarter. The February and August ASRs were offered pursuant to a previously announced repurchase plan.

Item 6. Selected Financial Data

The following table presents selected financial data for each of the five years ended December 31, 2016 to 2012 (in millions, except per share data):

	For the Years Ended December 31,
	2016	2015	2014	2013	2012
Statements of Operations Data:
Net Sales	$3,641.6	$3,467.4	$3,367.4	$3,199.1	$2,949.4
Operating Income	429.4	305.4	334.7	289.0	219.1
Income From Continuing Operations	278.6	187.2	208.1	179.9	135.0
Net Income	277.8	186.6	205.8	171.8	90.0
Basic Earnings Per Share From Continuing Operations	6.41	4.17	4.35	3.61	2.66
Diluted Earnings Per Share From Continuing Operations	6.34	4.11	4.28	3.55	2.63
Cash Dividends Declared Per Share	1.65	1.38	1.14	0.92	0.76

Other Data:
Capital Expenditures (1)	$84.3	$69.9	$88.4	$78.3	$50.2
Research and Development Expenses (1)	64.6	62.3	60.7	53.7	49.5

Balance Sheet Data at Period End:
Total Assets	$1,760.3	$1,677.4	$1,764.3	$1,626.7	$1,691.9
Total Debt	868.2	741.1	925.6	400.4	386.6
Stockholders' Equity	38.0	101.6	9.0	485.7	498.3

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

Business Overview

We operate in three reportable business segments of the heating, ventilation, air conditioning and refrigeration (“HVACR”) industry. Our reportable segments are Residential Heating & Cooling, Commercial Heating & Cooling, and Refrigeration. For more detailed information regarding our reportable segments, see Note 18 in the Notes to the Consolidated Financial Statements.

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

The principal elements of cost of goods sold are components, raw materials, factory overhead, labor, estimated costs of warranty expense and freight and distribution costs. The principal raw materials used in our manufacturing processes are steel, copper and aluminum. In recent years, pricing volatility for these commodities and related components has impacted us and the HVACR industry in general. We seek to mitigate the impact of commodity price volatility through a combination of pricing actions, commodity contracts, improved production efficiency and cost reduction initiatives. We also partially mitigate volatility in the prices of these commodities by entering into futures contracts and fixed forward contracts.

Financial Highlights

•	Net sales increased $174.2 million, or 5%, to $3,642 million in 2016 from $3,467 million in 2015.

•
Operational income from continuing operations in 2016 was $429 million compared to $305 million in 2015. The increase was primarily due to increased sales and reductions in our commodities and material costs in 2016 as well as the goodwill and asset impairment charges in 2015.

•	Net income in 2016 increased to $278 million from $187 million in 2015.

•
Diluted earnings per share from continuing operations were $6.34 per share in 2016 compared to $4.11 per share in 2015, including non-cash impairment charges in our refrigerated display case business in 2015.

•	We generated $355 million of cash flow from operating activities in 2016 compared to $331 million in 2015.

•	In 2016, we returned $69 million through dividend payments.

Overview of Results

The Residential Heating & Cooling segment led our overall financial performance in 2016, with a 7.2% increase in net sales and a $70 million increase in segment profit compared to 2015. This segment's results benefited from industry growth in the replacement and new construction markets as well as market share gains. Our Commercial Heating & Cooling segment also performed well in 2016 with a 3.5% increase in net sales and a $19 million increase in segment profit compared to 2015. This segment's results benefited from market growth in North America and material cost savings. Sales in our Refrigeration segment were up 1.3% and segment profit increased $16 million compared to 2015. This segment's results benefited from industry growth and market share gains.

On a consolidated basis, our gross profit margins increased to 29.6% in 2016 due primarily to favorable price and material cost savings across our business. These improvements were partially offset by unfavorable foreign exchange rates, unfavorable mix, and continued investment in distribution expansion in our Residential Heating & Cooling segment.

Results of Operations

The following table provides a summary of our financial results, including information presented as a percentage of net sales (dollars in millions):

	For the Years Ended December 31,
	2016		2015		2014
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Net sales	$3,641.6	100.0%	$3,467.4	100.0%	$3,367.4	100.0%
Cost of goods sold	2,565.1	70.4%	2,520.0	72.7%	2,464.1	73.2%
Gross profit	1,076.5	29.6%	947.4	27.3%	903.3	26.8%
Selling, general and administrative expenses	621.0	17.1%	580.5	16.7%	573.7	17.0%
Losses and other expenses, net	11.3	0.3%	21.7	0.6%	6.8	0.2%
Restructuring charges	1.8	—%	3.2	0.1%	1.9	0.1%
Goodwill impairment	—	—%	5.5	0.2%	—	—%
Impairment of assets	—	—%	44.5	1.3%	—	—%
Pension settlement	31.4	0.9%	—	—%	—	—%
Income from equity method investments	(18.4)	(0.5)%	(13.4)	(0.4)%	(13.8)	(0.4)%
Operating income	$429.4	11.8%	$305.4	8.8%	$334.7	9.9%
Loss from discontinued operations	(0.8)	—%	(0.6)	—%	(2.3)	(0.1)%
Net income	$277.8	7.6%	$186.6	5.4%	$205.8	6.1%

The following table provides net sales by geographic market (dollars in millions):

	For the Years Ended December 31,
	2016		2015		2014
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Net Sales by Geographic Market:
U.S.	$2,966.8	81.5%	$2,793.4	80.6%	$2,576.4	76.5%
Canada	218.8	6.0	217.7	6.3	236.3	7.0
International	456.0	12.5	456.3	13.1	554.7	16.5
Total net sales	$3,641.6	100.0%	$3,467.4	100.0%	$3,367.4	100.0%

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015 - Consolidated Results

Net Sales

Net sales increased 5% in 2016 compared to 2015, with sales volume up approximately 5%. The increase in volume was driven by all our business segments. The effects of both changes in foreign currency exchange rates and the effects of price and mix were neutral to net sales.

Gross Profit

Gross profit margins for 2016 increased 230 basis points ("bps") to 29.6% compared to 27.3% in 2015. Lower material costs increased our profit margin by 260 bps, increased factory productivity increased our profit margin by 30 bps, and other items contributed 10 bps. Offsetting these increases were decreases of 20 bps from unfavorable mix, 20 bps from unfavorable foreign currency adjustments, 20 bps for investments in distribution and other growth initiatives, and increased product warranty costs decreased our profit margin by 10 bps.

Selling, General and Administrative Expenses

SG&A expenses increased by $41 million in 2016 compared to 2015. As a percentage of net sales, SG&A expenses increased 40 bps from 16.7% to 17.1% in the same periods. The dollar increase in SG&A expenses was principally due to increased incentive compensation and general wage inflation.

Losses and Other Expenses, Net

Losses and other expenses, net for 2016 and 2015 included the following (in millions):

	For the Years Ended December 31,
	2016	2015
Realized losses on settled futures contracts	$1.1	$1.9
Foreign currency exchange losses	2.2	3.6
Losses on disposal of fixed assets	0.5	0.6
Net change in unrealized (gains) losses on unsettled futures contracts	(3.6)	0.6
Asbestos-related litigation	6.3	3.0
Acquisition expenses	0.4	1.0
Special legal contingency charge	1.9	7.4
Environmental liabilities	1.9	1.0
Contractor tax payments	0.6	2.6
Other items, net	—	—
Losses and other expenses, net	$11.3	$21.7

The decrease in realized losses on settled futures contracts in 2016 was attributable to changes in commodity prices relative to our settled futures contract prices, as commodity prices have increased in 2016 relative to 2015. Additionally, the change in unrealized gains and losses on unsettled futures contracts was primarily due to higher commodity prices relative to the unsettled futures contract prices creating unrealized gains on unsettled future contracts. For more information on our derivatives, see Note 8 in the Notes to the Consolidated Financial Statements.

Foreign currency exchange losses decreased in 2016 primarily due to stabilization in foreign exchange rates in our primary markets. The special legal contingency charges primarily decreased as we settled an attempted class action lawsuit in 2015. The asbestos-related litigation relates to known and estimated future asbestos matters and the increase is a result of higher estimated future claims and decreasing insurance reserves related to these claims. The environmental liabilities relate to estimated remediation costs for contamination at some of our facilities. The contractor tax payments relate to a charge for underpaid contractor taxes at one of our non-U.S. subsidiaries. Refer to Note 10 in the Notes to the Consolidated Financial Statements for more information on litigation, including the asbestos-related litigation, and the environmental liabilities.

Restructuring Charges

Restructuring charges were $2 million in 2016 compared to $3 million in 2015. The charges in 2016 and 2015 were primarily for projects to realign resources and enhance distribution capabilities in our Refrigeration segment. For more information on our restructuring activities, see Note 16 in the Notes to the Consolidated Financial Statements.

Goodwill

We performed a qualitative impairment analysis and noted no indicators of goodwill impairment through December 31, 2016. However in 2015 based on the results of the quantitative impairment test, we recorded goodwill impairment of $5.5 million related to our refrigerated display case business. Refer to Note 4 in the Notes to the Consolidated Financial Statements for more information on goodwill.

Asset Impairment

We did not have any impairments of assets related to continuing operations in 2016. During the fourth quarter of 2015 we completed a strategic review of our refrigerated display case business. As a result, we performed an impairment analysis using a market approach and determined that intangible and certain long-lived assets relating to that business were impaired and we recorded a charge of $45 million in "Asset Impairment" in the Consolidated Statement of Operations.

Pension Settlement

In 2016 our unfunded pension liability declined by $33 million to $89 million as the favorable impact of our $50 million discretionary contribution was partially offset by lower discount rates across all plans. In addition, as part of our ongoing strategy to de-risk our pension plan obligations, we completed a one-time, lump sum pension buyout in the fourth quarter of 2016 for certain vested participants. As a result of the pension buy-out, we recorded a pension settlement charge of $31 million in the fourth quarter.

Income from Equity Method Investments

Investments over which we do not exercise control but have significant influence are accounted for using the equity method of accounting. Income from equity method investments increased to $18 million in 2016 compared to $13 million in 2015 due to increases in earnings from our joint ventures.

Interest Expense, net

Net interest expense of $27 million in 2016 increased from $24 million in 2015 primarily due to an increase in our average borrowings.

Income Taxes

The income tax provision was $124 million in 2016 compared to $95 million in 2015, and the effective tax rate was 30.8% in 2016 compared to 33.8% in 2015. Our effective tax rate declined in 2016 due to the benefit from a repatriation of earnings recognized in the second quarter. We expect our effective tax rate to be approximately 32% in future years due to sustainable benefits from reorganization of our international subsidiaries that will enable us to utilize foreign tax credits and other benefits.

Loss from Discontinued Operations

The $1 million of pre-tax losses incurred in 2016 primarily relates to changes in retained product liabilities and general liabilities for the Service Experts business sold in 2013 and the Hearth business sold in 2012. In 2015, there were $1 million of pre-tax losses incurred primarily related to changes in retained product liabilities and general liabilities for Service Experts and Hearth.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015 - Results by Segment

Residential Heating & Cooling

The following table presents our Residential Heating & Cooling segment's net sales and profit for 2016 and 2015 (dollars in millions):

	For the Years Ended December 31,
	2016	2015	Difference	% Change
Net sales	$2,000.8	$1,866.9	$133.9	7.2%
Profit	$348.8	$278.4	$70.4	25.3%
% of net sales	17.4%	14.9%

Residential Heating & Cooling net sales increased 7% in 2016 compared to 2015. Sales volume increased net sales by 6% due to industry growth and market share gains and the benefits of favorable price and mix contributed 1%.

Segment profit in 2016 increased $70 million due to $51 million in lower commodities and material costs, $33 million from higher sales volume and $12 million from favorable factory productivity which includes the addition of a second factory in Mexico, and $5 million in other product costs. Partially offsetting these increases was $6 million from unfavorable price and mix combined, $4 million of unfavorable foreign currency exchange rates, $11 million in distribution investments, and $10 million of SG&A expenses to support wage inflation and investments in information technology and research and development.

Commercial Heating & Cooling

The following table presents our Commercial Heating & Cooling segment's net sales and profit for 2016 and 2015 (dollars in millions):

	For the Years Ended December 31,
	2016	2015	Difference	% Change
Net sales	$917.9	$887.2	$30.7	3.5%
Profit	$149.3	$130.4	$18.9	14.5%
% of net sales	16.3%	14.7%

Commercial Heating & Cooling net sales increased 3% in 2016 compared to 2015. Sales volume increased net sales by 3%, price and mix increased net sales by 1% and changes in foreign currency exchange rates unfavorably impacted net sales by 1%.

Segment profit in 2016 increased $19 million compared to 2015. The benefits of $9 million from incremental volume, $18 million from lower commodities and material costs, $4 million from combined price and mix and $1 million from lower freight expenses were partially offset by $6 million in other product costs and unfavorable factory productivity, $6 million of higher SG&A expenses, and $1 million for investments in infrastructure for our North American Service business.

Refrigeration

The following table presents our Refrigeration segment's net sales and profit for 2016 and 2015 (dollars in millions):

	For the Years Ended December 31,
	2016	2015	Difference	% Change
Net sales	$722.9	$713.3	$9.6	1.3%
Profit	$68.9	$52.9	$16.0	30.2%
% of net sales	9.5%	7.4%

Refrigeration net sales increased 1% in 2016 compared to 2015 primarily due to 3% volume growth which was partially offset by a 1% impact from unfavorable foreign exchange rates and a 1% impact from mix and price reductions.

Segment profit in 2016 compared to 2015 increased $16 million compared to 2015 primarily due to $7 million from increased sales volume, $21 million in lower commodities and material costs, $6 million from lower depreciation and amortization due to the impairment of our refrigerated display case business recorded in 2015. Partially offsetting these increases were $8 million from unfavorable price and mix combined, $8 million from higher SG&A expenses, $1 million from other product costs, and $1 million from changes in foreign currency exchange rates.

Corporate and Other

Corporate and other expenses increased $13 million in 2016 as compared to 2015 due primarily to higher incentive compensation, general wage inflation, and consulting fees. Partially offsetting these increases were decreases in health care costs.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014 - Consolidated Results

Net Sales

Net sales increased 3% in 2015 compared to 2014, with sales volume up approximately 6% and price and mix up approximately 1%. The increase in volume was driven by our Residential Heating & Cooling, Commercial Heating & Cooling and Refrigeration segments. The benefit of price and mix was a combination of price increases across all segments and favorable product mix predominantly in our Residential Heating & Cooling segment. Partially offsetting these increases was a 4% decrease from foreign currency exchange rates.

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

Commercial Heating & Cooling net sales increased 1% in 2015 compared to 2014 driven by higher volume. Net sales increased by 6% due to higher volume while changes in foreign currency exchange rates unfavorably impacted net sales by 5%.

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

Segment profit in 2015 compared to 2014 decreased $3 million compared to 2014 primarily due to $14 million from unfavorable mix, predominantly in the North American supermarket business, $9 million lower profitability in our Australia refrigerant business, $1 million of costs related to investments for future growth, $5 million from unfavorable foreign currency exchange rates, and $3 million for higher SG&A expenses. Partially offsetting these decreases were $14 million from material cost savings, $2 million from higher sales volume, and $13 million from improved factory productivity and lower warranty and other product costs.

Corporate and Other

Corporate and other expenses increased $10 million in 2015 to $84 million from $74 million in 2014 due primarily to higher incentive compensation, general wage inflation, health care costs and currency losses.

Accounting for Futures Contracts

Realized gains and losses on settled futures contracts are a component of segment profit (loss). Unrealized gains and losses on unsettled futures contracts are excluded from segment profit (loss) as they are subject to changes in fair value until their settlement date. Both realized and unrealized gains and losses on futures contracts are a component of Losses and other expenses, net in the accompanying Consolidated Statements of Operations. See Note 8 of the Notes to Consolidated Financial Statements for more information on our derivatives and Note 18 of the Notes to the Consolidated Financial Statements for more information on our segments and for a reconciliation of segment profit to income from continuing operations before income taxes.

Liquidity and Capital Resources

Our working capital and capital expenditure requirements are generally met through internally generated funds, bank lines of credit and an asset securitization arrangement. Working capital needs are generally greater in the first and second quarters due to the seasonal nature of our business cycle.

Statement of Cash Flows

The following table summarizes our cash flow activity for the years ended December 31, 2016, 2015 and 2014 (in millions):

	2016	2015	2014
Net cash provided by operating activities	$354.5	$331.2	$184.8
Net cash used in investing activities	(84.1)	(69.8)	(87.3)
Net cash used in financing activities	(255.2)	(248.7)	(89.5)

Net Cash Provided by Operating Activities - Net cash provided by operating activities increased $23 million to $355 million in 2016 compared to $331 million in 2015. This increase was primarily attributable to the increase in net income, partially offset by pension contributions.

Net Cash Used in Investing Activities - Capital expenditures were $84 million, $70 million and $88 million in 2016, 2015 and 2014, respectively. Capital expenditures in 2016 were primarily related to an expansion of manufacturing capacity in our Residential Heating & Cooling and Commercial Heating & Cooling segments, investments in our research and test facilities and other investments in systems and software to support the overall enterprise.

Net Cash Used in Financing Activities - Net cash used in financing activities increased to $255 million in 2016 from $249 million in 2015 primarily due to debt repayments and increased dividend payments and increased share repurchases, partially offset by an increase in net borrowings. Net borrowings increased in 2016 as we issued $350.0 million of senior unsecured notes in November 2016 through a public offering that was partially used to pay down existing debt. We also used $300.0 million in 2016 to purchase 2.2 million shares of stock under our share repurchase plans.

Debt Position

The following table details our lines of credit and financing arrangements as of December 31, 2016 (in millions):

Outstanding Borrowings
Short-term debt:
Foreign Obligations	$2.4
Asset Securitization Program (1)	50.0
Total short-term debt	$52.4
Current maturities of long-term debt:
Capital lease obligations	0.8
Domestic credit facility (2)	—
Senior unsecured notes	200.0
Debt issuance costs	(0.7)
Total current maturities of long-term debt	$200.1
Long-term debt:
Capital lease obligations	15.0
Domestic credit facility (2)	256.0
Senior unsecured notes	350.0
Debt issuance costs	(5.3)
Total long-term debt	615.7
Total debt	$868.2

(1)
The maximum securitization amount ranges from $200.0 million to $325.0 million, depending on the period, after consideration of the July 5, 2016 amendment. The maximum capacity of the ASP is the lesser of the maximum securitization amount or 100% of the net pool balance less reserves, as defined under the ASP.

(2)
The available future borrowings on our domestic credit facility are $609.6 million after being reduced by the outstanding borrowings and $4.4 million in outstanding standby letters of credit. We also had $38.3 million in outstanding standby letters of credit outside of the domestic credit facility as of December 31, 2016.

Financial Leverage

We periodically review our capital structure, including our primary bank facility, to ensure the appropriate levels of liquidity and leverage and to take advantage of favorable interest rate environments or other market conditions. We consider various other financing alternatives and may, from time to time, access the capital markets.

As of December 31, 2016, our senior credit ratings were Baa3 with a stable outlook, and BBB with a stable outlook, by Moody's Investors Service, Inc. ("Moody's") and Standard & Poor's Rating Group ("S&P"), respectively. The security ratings are not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating. Our goal is to maintain investment grade ratings from Moody's and S&P to help ensure the capital markets remain available to us.

Our debt-to-total-capital ratio increased to 95.8% at December 31, 2016 compared to 88.9% at December 31, 2015. The increase in the ratio in 2016 is primarily due to the increase in our net borrowings. We evaluate our debt-to-EBITDA ratio in order to determine the appropriate targets for share repurchases under our share repurchase programs.

Liquidity

We believe our cash and cash equivalents of $50 million, future cash generated from operations and available future borrowings are sufficient to fund our operations, planned capital expenditures, future contractual obligations, share repurchases, anticipated dividends and other needs in the foreseeable future. Included in our cash and cash equivalents of $50 million as of December 31, 2016 was $32 million of cash held in foreign locations. Our cash held in foreign locations is used for investing and operating activities in those locations, and we generally do not have the need or intent to repatriate those funds to the United States. If we were to repatriate foreign earnings, we would be required to accrue and to pay taxes in the United States, less foreign tax credits, for the amounts that were repatriated. However, an additional benefit of the tax reorganization discussed previously is our ability to repatriate cash generated in prior periods in a tax efficient manner. We repatriated $42 million in cash from foreign subsidiaries and made a discretionary contribution of $50 million to our qualified pension plans in the third quarter of 2016.

No contributions are required to be made to our U.S. defined benefit plans in 2017. We made $53.9 million in total contributions to pension plans in 2016.

On May 11, 2016, our Board of Directors approved a 20% increase in our quarterly dividend on common stock from $0.36 to $0.43 per share effective with the May 2016 dividend payment. Dividend payments were $69 million in 2016 compared to $59 million in 2015, with the increase due primarily to the increase in dividends approved by the Board of Directors.

We also continued to increase shareholder value through our share repurchase programs. In 2016, we returned $300.0 million to our investors through share repurchases. An additional $646 million of repurchases are still available under the programs.

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

Our domestic credit facility contains customary events of default. These events of default include nonpayment of principal or other amounts, material inaccuracy of representations and warranties, breach of covenants, default on certain other indebtedness or receivables securitizations (cross default), certain voluntary and involuntary bankruptcy events and the occurrence of a change in control. A cross default under our credit facility could occur if:

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

As of December 31, 2016, we believe we were in compliance with all covenant requirements. Delaware law limits the ability to pay dividends to surplus or, if there is no surplus, out of net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. In addition, stock repurchases can only be made out of surplus and only if our capital would not be impaired.

Leasing Commitments

On March 22, 2013, we entered into an agreement with a financial institution to renew the lease of our corporate headquarters in Richardson, Texas for a term of approximately six years through March 1, 2019 (the "Lake Park Renewal"). The agreement contains customary lease covenants and events of default as well as financial covenants consistent with our credit agreement and we were in compliance with those covenants as of December 31, 2016.

In 2008, we expanded our Tifton, Georgia manufacturing facility using the proceeds from Industrial Development Bonds (“IDBs”). We entered into a lease agreement with the owner of the property and the issuer of the IDBs, and through our lease payments fund the interest payments to investors in the IDBs. We also guaranteed the repayment of the IDBs and have oustanding letters of credit totaling $14.3 million to fund a potential repurchase of the IDBs in the event investors exercised their right to tender the IDBs to the Trustee. As of December 31, 2016 and 2015, we had a long-term capital lease obligation of $14.3 million related to these transactions.

Refer to Note 10 in the Notes to the Consolidated Financial Statements for more details on our leasing commitments.

Off Balance Sheet Arrangements

In addition to the credit facilities, promissory notes and leasing commitments described above, we also lease real estate and machinery and equipment pursuant to operating leases that are not capitalized on the balance sheet, including high-turnover equipment such as autos and service vehicles and short-lived equipment such as personal computers. Rent expense for these leases was $58 million, $54 million, and $51 million in 2016, 2015, and 2014, respectively. Refer to Notes 10 and 22 of the Notes to the Consolidated Financial Statements for more information on our lease commitments and rent expense, respectively.

Contractual Obligations

Summarized below are our contractual obligations as of December 31, 2016 and their expected impact on our liquidity and cash flows in future periods (in millions):

	Payments Due by Period
	Total	1 Year or Less	1 - 3 Years	3 - 5 Years	More than 5 Years
Total long-term debt obligations (1)	$874.2	$253.2	$63.3	$196.0	$361.7
Estimated interest payments on debt obligations	96.4	20.9	28.5	25.6	21.4
Operating leases	158.8	48.3	65.6	26.7	18.2
Uncertain tax positions (2)	2.3	2.3	—	—	—
Purchase obligations (3)	35.4	35.4	—	—	—
Total contractual obligations	$1,167.1	$360.1	$157.4	$248.3	$401.3

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

Where available, the fair values were based upon quoted prices in active markets. However, if quoted prices were not available, then the fair values were based upon quoted prices for similar assets or liabilities or independently sourced market parameters, such as credit default swap spreads, yield curves, reported trades, broker/dealer quotes, interest rates and benchmark securities. For assets and liabilities without observable market activity, if any, the fair values were based upon discounted cash flow methodologies incorporating assumptions that, in our judgment, reflect the assumptions a marketplace participant would use. Valuation adjustments to reflect either party's creditworthiness and ability to pay were incorporated into our valuations, where appropriate, as of December 31, 2016 and 2015, the measurement dates.

See Note 19 of the Notes to the Consolidated Financial Statements for more information on the assets and liabilities measured at fair value.

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

Notional amount (pounds of aluminum and copper)	35.4
Carrying amount and fair value of net liability	$11.5
Change in fair value from 10% change in forward prices	$8.5

Refer to Note 8 of the Notes to the Consolidated Financial Statements for additional information regarding our commodity futures contracts.

Interest Rate Risk

Our results of operations can be affected by changes in interest rates due to variable rates of interest on our debt facilities, cash, cash equivalents and short-term investments. A 10% adverse movement in the levels of interest rates across the entire yield curve would have resulted in an increase to pre-tax interest expense of approximately $2.0 million and $2.1 million for the years ended December 31, 2016 and 2015, respectively.

From time to time, we may use an interest rate swap hedging strategy to eliminate the variability of cash flows in a portion of our interest payments. This strategy, when employed, allows us to fix a portion of our interest payments while also taking advantage of historically low interest rates. As of December 31, 2016 and 2015, no interest rate swaps were in effect.

Foreign Currency Exchange Rate Risk

Our results of operations are affected by changes in foreign currency exchange rates. Net sales and expenses in foreign currencies are translated into U.S. dollars for financial reporting purposes based on the average exchange rate for the period. During 2016, 2015 and 2014, net sales from outside the U.S. represented 18.5%, 19.4% and 23.5% , respectively, of our total net sales. For the years ended December 31, 2016 and 2015, foreign currency transaction gains and losses did not have a material impact to our results of operations. A 10% change in foreign exchange rates would have had an estimated $4.0 million and $2.5 million impact to net income for the years ended December 31, 2016 and 2015, respectively.

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

The estimates for self-insurance expense and liabilities involve assumptions about the amount, timing and nature of future claim costs. We estimate these amounts actuarially based primarily on our historical claims information and industry factors and trends. The amounts and timing of payments for future claims may vary depending on numerous factors, including the development and ultimate settlement of reported and unreported claims. To the extent actuarial assumptions change and claims experience differ from historical rates, our liabilities may change. The self-insurance liabilities as of December 31, 2016 represent the best estimate of the future payments to be made on reported and unreported losses. See Note 10 in the Notes to the Consolidated Financial Statements for additional information on our self-insurance expense and liabilities.

Pension Benefits

Over the past several years, we have frozen many of our defined benefit pension and profit sharing plans and replaced them with defined contribution plans. We have a liability for the benefits earned under these inactive plans prior to the date the benefits were frozen. Our defined contribution plans generally include both company and employee contributions based on predetermined percentages of compensation earned by the employee. We also have several active defined benefit plans that provide benefits based on years of service. In the years ended December 31, 2016 and December 31, 2015, we contributed $53.9 million and $3.9 million to our pension plans, respectively.

We make several assumptions to calculate our liability and the expense for these benefit plans, including the discount rate and expected return on assets. We used an assumed discount rate of 4.17% for pension benefits of our U.S.-based plans as of December 31, 2016. Our discount rates were selected using the yield curve for high-quality corporate bonds, which is dependent upon risk-free interest rates and current credit market conditions. In 2016 and 2015, we utilized an assumed long-term rate of return on assets of 7.50% in both years. These are long-term estimates of equity values and are not dependent on short-term variations of the equity markets. Differences between actual experience and our assumptions are quantified as actuarial gains and losses. These actuarial gains and losses do not immediately impact our earnings as they are deferred in accumulated other comprehensive income (“AOCI”) and are amortized into net periodic benefit cost over the estimated service period. During 2015, we adopted the new mortality tables, MP-2015, from the Society of Actuaries, which reflects increasing life expectancies in the United States. In 2016, we adopted the additional revisions to the mortality tables included in MP-2016.

The assumed long-term rate of return on assets and the discount rate have significant effects on the amounts reported for our defined benefit plans. A 25 bps decrease in the long-term rate of return on assets or discount rate would have the following effects (in millions):

	25 Basis Point Decrease in Long-Term Rate of Return	25 Basis Point Decrease in Discount Rate
Increase to net periodic benefit cost for U.S. pension plans	$0.6	$1.1
Increase to the pension benefit obligations for U.S. pension plans	n/a	11.1

Should actual results differ from our estimates and assumptions, revisions to the benefit plan liabilities and the related expenses would be required. Refer to Note 12 in the Notes to the Consolidated Financial Statements for more information on our pension benefits.

Derivative Accounting

We use futures contracts and fixed forward contracts to mitigate our exposure to volatility in metal commodity prices in the ordinary course of business. Fluctuations in metal commodity prices impact the value of the derivative instruments that we hold. When metal commodity prices rise, the fair value of our futures contracts increases and conversely, when commodity prices fall, the fair value of our futures contracts decreases. We are required to prepare and maintain contemporaneous documentation for futures contracts that are formally designated as cash flow hedges. Our failure to comply with the strict documentation requirements could result in the de-designation of cash flow hedges, which may significantly impact our consolidated financial statements. Refer to "Market Risk" above and to Note 8 in the Notes to the Consolidated Financial Statements for more information on our derivatives.

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

For those reporting units which require the two-step quantitative goodwill impairment test, we estimate reporting unit fair values using the discounted cash flow approach or the market approach. The discounted cash flows used to estimate fair value are based on assumptions regarding each reporting unit’s estimated projected future cash flows and the estimated weighted-average cost of capital that a market participant would use in evaluating the reporting unit in a purchase transaction. The estimated weighted-average cost of capital is based on the risk-free interest rate and other factors such as equity risk premiums and the ratio of total debt to equity capital. In performing these impairment tests, we take steps to ensure that appropriate and reasonable cash flow projections and assumptions are used. We reconcile our estimated enterprise value to our market capitalization and determine the reasonableness of the cost of capital used by comparing to market data. We also perform sensitivity analyses on the key assumptions used, such as the weighted-average cost of capital and terminal growth rates. If the market approach is used, it is based on objective evidence of market values. Refer to Note 4 of the Notes to the Consolidated Financial Statements for further details.

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

Recent Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standard Board ("FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for us on January 1, 2018. Early application is not permitted. We substantially completed our evaluation of the effect that ASU 2014-09 will have on our Consolidated Financial Statements and related disclosures. We do not expect the ASU to have a material impact on the amount and timing of revenue recognition. We will adopt the new standard using the modified retrospective approach.
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
On February 25, 2016, the FASB issued ASU No. 2016-02, Leases (ASC 842). Lessees will need to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. It will be critical to identify leases embedded in a contract to avoid misstating the lessee’s balance sheet. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. ASU 2016-02 is effective for public companies for annual reporting periods beginning after December 15, 2018, and interim periods within those fiscal years. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting. As a result of the new standard, all of our leases greater than one year in duration will be recognized on our Consolidated Balance Sheets as both operating lease liabilities and right-of-use assets upon adoption of the standard.
On March 30, 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. Excess tax benefits for share-based payments will be recorded as a reduction of income taxes and reflected in operating cash flows upon the adoption of this ASU. Excess tax benefits are currently recorded in equity and as financing activity under the current rules. This guidance is effective for annual and interim reporting periods of public entities beginning after December 15, 2016 and is expected to have a favorable impact on earnings in 2016.
In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments. The amendments in this ASU clarify the classification for eight different types of activities, including debt prepayment and extinguishment costs, proceeds from insurance claims and distributions from equity method investees. For public business entities, the standard is effective for financial statements issued for fiscal years beginning after December 15, 2017. This standard is not expected to have a material impact on our consolidated financial statements.
On October 24, 2016, the FASB issued ASU 2016-16, Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory. The new ASU eliminates the existing exception from recognition of the tax consequences of intercompany sales of assets other than inventory. Under the new standard, when an asset (other than inventory) is sold from one consolidated entity to another, the tax consequences to the seller will be recognized currently as a component of the current tax provision. The new guidance will be effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those years. Early adoption is permitted in fiscal years beginning after December 15, 2016. We plan to early adopt this standard in 2017. In accordance with the ASU, our previously deferred tax costs and unrecognized deferred tax assets related to intra-entity asset transfers will need be recognized at the date of transition through a cumulative effect adjustment to opening retained earnings upon adoption of the standard.

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

Management, including our Chief Executive Officer and Chief Financial Officer, has undertaken an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included an evaluation of the design of the Company's internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management concluded that as of December 31, 2016, the Company's internal control over financial reporting was effective.

KPMG LLP, the independent registered public accounting firm that audited the Company's consolidated financial statements, has issued an audit report including an opinion on the effectiveness of our internal control over financial reporting as of December 31, 2016, a copy of which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Lennox International Inc.:
We have audited the accompanying consolidated balance sheets of Lennox International Inc. and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. In connection with our audits of the consolidated financial statements, we have audited Schedule II - Valuation and Qualifying Accounts and Reserves (the Schedule). We also have audited the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and the Schedule and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Additionally, Schedule II - Valuation and Qualifying Accounts and Reserves, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP

Dallas, Texas
February 21, 2017

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In millions, except shares and par values)

	As of December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$50.2	$38.9
Accounts and notes receivable, net of allowances of $6.7 and $6.3 in 2016 and 2015, respectively	469.8	422.8
Inventories, net	418.5	418.8
Other assets	67.4	57.7
Total current assets	1,005.9	938.2
Property, plant and equipment, net of accumulated depreciation of $717.2 and $682.9 in 2016 and 2015, respectively	361.4	339.6
Goodwill	195.1	195.1
Deferred income taxes	136.7	145.7
Other assets, net	61.2	58.8
Total assets	$1,760.3	$1,677.4
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$52.4	$204.1
Current maturities of long-term debt	200.1	31.0
Accounts payable	361.2	320.1
Accrued expenses	265.9	242.6
Income taxes payable	9.0	26.0
Total current liabilities	888.6	823.8
Long-term debt	615.7	506.0
Post-retirement benefits, other than pensions	2.8	4.1
Pensions	87.5	120.8
Other liabilities	127.7	121.1
Total liabilities	1,722.3	1,575.8
Commitments and contingencies
Stockholders' equity
Preferred stock, $.01 par value, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 200,000,000 shares authorized, 87,170,197 shares issued	0.9	0.9
Additional paid-in capital	1,046.2	1,002.4
Retained earnings	1,353.0	1,146.7
Accumulated other comprehensive loss	(195.1)	(204.7)
Treasury stock, at cost, 44,195,250 shares and 42,491,910 shares for 2016 and 2015, respectively	(2,167.4)	(1,844.1)
Noncontrolling interests	0.4	0.4
Total stockholders’ equity	38.0	101.6
Total liabilities and stockholders' equity	$1,760.3	$1,677.4

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In millions, except per share data)

	For the Years Ended December 31,
	2016	2015	2014
Net sales	$3,641.6	$3,467.4	$3,367.4
Cost of goods sold	2,565.1	2,520.0	2,464.1
Gross profit	1,076.5	947.4	903.3
Operating expenses:
Selling, general and administrative expenses	621.0	580.5	573.7
Losses and other expenses, net	11.3	21.7	6.8
Restructuring charges	1.8	3.2	1.9
Goodwill impairment	—	5.5	—
Asset impairment	—	44.5	—
Pension settlement	31.4	—	—
Income from equity method investments	(18.4)	(13.4)	(13.8)
Operating income	429.4	305.4	334.7
Interest expense, net	27.0	23.6	17.2
Other income, net	(0.3)	(0.8)	(0.1)
Income from continuing operations before income taxes	402.7	282.6	317.6
Provision for income taxes	124.1	95.4	109.5
Income from continuing operations	278.6	187.2	208.1
Discontinued operations:
Loss from discontinued operations before income taxes	(1.3)	(1.0)	(3.7)
Benefit from income taxes	(0.5)	(0.4)	(1.4)
Loss from discontinued operations	(0.8)	(0.6)	(2.3)
Net income	$277.8	$186.6	$205.8

Earnings per share – Basic:
Income from continuing operations	$6.41	$4.17	$4.35
Loss from discontinued operations	(0.02)	(0.01)	(0.05)
Net income	$6.39	$4.16	$4.30

Earnings per share – Diluted:
Income from continuing operations	$6.34	$4.11	$4.28
Loss from discontinued operations	(0.02)	(0.02)	(0.05)
Net income	$6.32	$4.09	$4.23

Average shares outstanding:
Basic	43.4	44.9	47.9
Diluted	44.0	45.6	48.6

Cash dividends declared per share	$1.65	$1.38	$1.14

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In millions)

	For the Years Ended December 31,
	2016	2015	2014
Net income	277.8	186.6	205.8
Other comprehensive income (loss):
Foreign currency translation adjustments	(11.6)	(58.7)	(45.7)
Net change in pension and post-retirement benefit liabilities	10.4	5.7	(75.9)
Change in fair value of available-for-sale marketable equity securities	(2.1)	1.2	0.7
Net change in fair value of cash flow hedges	9.8	(18.4)	(12.1)
Reclassification of pension and post-retirement benefit losses into earnings	6.3	9.7	6.9
Reclassification of cash flow hedge losses into earnings	12.3	12.5	5.7
Other comprehensive income (loss) before taxes	$25.1	$(48.0)	$(120.4)
Tax (expense) benefit	(15.5)	(3.2)	28.0
Other comprehensive income (loss), net of tax	9.6	(51.2)	(92.4)
Comprehensive income	$287.4	$135.4	$113.4

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2016, 2015 and 2014
(In millions, except per share data)

	Common Stock Issued		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost		Non-controlling Interests	Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance as of December 31, 2013	87.2	0.9	912.7	870.5	(61.1)	38.1	(1,238.1)	0.8	485.7
Net income	—	—	—	205.8	—	—	—	—	205.8
Dividends, $1.14 per share	—	—	—	(54.2)	—	—	—	—	(54.2)
Foreign currency translation adjustments	—	—	—	—	(45.7)	—	—	—	(45.7)
Pension and post-retirement liability changes, net of tax expense of $25.6	—	—	—	—	(43.4)	—	—	—	(43.4)
Change in fair value of available-for-sale marketable equity securities	—	—	—	—	0.7	—	—	—	0.7
Stock-based compensation expense	—	—	23.3	—	—	—	—	—	23.3
Change in cash flow hedges, net of tax benefit of $2.3	—	—	—	—	(4.0)	—	—	—	(4.0)
Treasury shares reissued for common stock	—	—	(5.6)	—	—	(0.8)	7.5	—	1.9
Additional investment in subsidiary	—	—	—	—	—	—	—	(0.2)	(0.2)
Treasury stock purchases	—	—	(117.3)	—	—	5.2	(455.4)	—	(572.7)
Tax benefits of stock-based compensation	—	—	11.8	—	—	—	—	—	11.8
Balance as of December 31, 2014	87.2	0.9	824.9	1,022.1	(153.5)	42.5	(1,686.0)	0.6	9.0
Net income	—	—	—	186.6	—	—	—	—	186.6
Dividends, $1.38 per share	—	—	—	(62.0)	—	—	—	—	(62.0)
Foreign currency translation adjustments	—	—	—	—	(58.7)	—	—	—	(58.7)
Pension and post-retirement liability changes, net of tax benefit of $5.3	—	—	—	—	10.1	—	—	—	10.1
Change in fair value of available-for-sale marketable equity securities	—	—	—	—	1.2	—	—	—	1.2
Stock-based compensation expense	—	—	26.6	—	—	—	—	—	26.6
Change in cash flow hedges, net of tax benefit of $2.1	—	—	—	—	(3.8)	—	—	—	(3.8)
Treasury shares reissued for common stock	—	—	(6.5)	—	—	(0.8)	8.9	—	2.4
Additional investment in subsidiary	—	—	—	—	—	—	—	(0.2)	(0.2)
Treasury stock purchases	—	—	135.0	—	—	0.8	(167.0)	—	(32.0)
Tax benefits of stock-based compensation	—	—	22.4	—	—	—	—	—	22.4
Balance as of December 31, 2015	87.2	0.9	1,002.4	1,146.7	(204.7)	42.5	(1,844.1)	0.4	101.6
Net income	—	—	—	277.8	—	—	—	—	277.8
Dividends, $1.65 per share	—	—	—	(71.5)	—	—	—	—	(71.5)
Foreign currency translation adjustments	—	—	—	—	(11.6)	—	—	—	(11.6)
Pension and post-retirement liability changes, net of tax benefit of $7.4	—	—	—	—	9.3	—	—	—	9.3
Change in fair value of available-for-sale marketable equity securities	—	—	—	—	(2.1)	—	—	—	(2.1)
Stock-based compensation expense	—	—	31.7	—	—	—	—	—	31.7
Change in cash flow hedges, net of tax benefit of $8.0	—	—	—	—	14.0	—	—	—	14.0
Treasury shares reissued for common stock	—	—	(7.3)	—	—	(0.7)	10.0	—	2.7
Additional investment in subsidiary	—	—	—	—	—	—	—	—	—
Treasury stock purchases	—	—	—	—	—	2.4	(333.3)	—	(333.3)
Tax benefits of stock-based compensation	—	—	19.4	—	—	—	—	—	19.4
Balance as of December 31, 2016	87.2	$0.9	$1,046.2	$1,353.0	$(195.1)	44.2	$(2,167.4)	$0.4	$38.0
The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS For the Years Ended December 31, 2016, 2015 and 2014 (In millions)

	2016	2015	2014
Cash flows from operating activities:
Net income	$277.8	$186.6	$205.8
Adjustments to reconcile net income to net cash provided by operating activities:
Income from equity method investments	(18.4)	(13.4)	(13.8)
Dividends from affiliates	14.9	11.0	9.1
Restructuring expenses, net of cash paid	(0.8)	—	0.2
Goodwill impairment	—	5.5	—
Impairment of assets	—	44.5	—
Provision for bad debts	2.4	2.8	2.6
Unrealized (gains) losses on derivative contracts	(0.7)	0.8	0.3
Stock-based compensation expense	31.7	26.6	23.3
Depreciation and amortization	58.1	62.8	60.8
Deferred income taxes	(4.0)	(21.3)	6.1
Pension expense	37.7	10.6	6.5
Pension contributions	(53.9)	(3.9)	(14.5)
Other items, net	0.9	1.0	0.1
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts and notes receivable	(50.6)	(23.5)	(32.6)
Inventories	0.3	28.8	(96.7)
Other current assets	0.1	(1.6)	(8.3)
Accounts payable	40.1	(2.9)	46.1
Accrued expenses	36.2	4.2	6.7
Income taxes payable and receivable	(19.5)	10.9	(15.9)
Other, net	2.2	1.7	(1.0)
Net cash provided by operating activities	354.5	331.2	184.8
Cash flows from investing activities:
Proceeds from the disposal of property, plant and equipment	0.2	0.1	1.1
Purchases of property, plant and equipment	(84.3)	(69.9)	(88.4)
Net cash used in investing activities	(84.1)	(69.8)	(87.3)
Cash flows from financing activities:
Short-term borrowings, net	(2.4)	(1.7)	1.5
Asset securitization borrowings	145.0	40.0	100.0
Asset securitization payments	(295.0)	(60.0)	(40.0)
Long-term debt borrowings	350.0	—	300.0
Long-term debt payments	(58.8)	(24.0)	(2.3)
Borrowings from credit facility	2,336.5	1,671.0	2,073.5
Payments on credit facility	(2,346.0)	(1,807.5)	(1,908.5)
Payments of deferred financing costs	(4.2)	—	(2.2)
Proceeds from employee stock purchases	2.6	2.4	2.0
Repurchases of common stock	(300.0)	—	(550.3)
Repurchases of common stock to satisfy employee withholding tax obligations	(33.3)	(32.0)	(22.4)
Excess tax benefits related to share-based payments	19.4	22.4	11.8
Cash dividends paid	(69.0)	(59.3)	(52.6)
Net cash used in financing activities	(255.2)	(248.7)	(89.5)
Increase in cash and cash equivalents	15.2	12.7	8.0
Effect of exchange rates on cash and cash equivalents	(3.9)	(11.3)	(8.5)
Cash and cash equivalents, beginning of year	38.9	37.5	38.0
Cash and cash equivalents, end of year	$50.2	$38.9	$37.5

Supplementary disclosures of cash flow information:
Cash paid during the year for:
Interest, net	$26.3	$23.7	$17.6
Income taxes (net of refunds)	$127.4	$83.2	$105.3
The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Nature of Operations:

Lennox International Inc., a Delaware corporation, through its subsidiaries (referred to herein as "we," "our," "us," "LII," or the "Company"), is a leading global provider of climate control solutions. We design, manufacture, market and service a broad range of products for the heating, ventilation, air conditioning and refrigeration ("HVACR") markets and sell our products and services through a combination of direct sales, distributors and company-owned parts and supplies stores. We operate in three reportable business segments: Residential Heating & Cooling, Commercial Heating & Cooling, and Refrigeration. See Note 18 for financial information regarding our reportable segments.

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

Inventories

Inventory costs include material, labor, depreciation and plant overhead. Inventories of $221.4 million and $212.4 million as of December 31, 2016 and 2015, respectively, were valued at the lower of cost or market using the last-in, first-out (“LIFO”) cost method. The remainder of inventory is valued at the lower of cost or market with cost determined primarily using either the first-in, first-out (“FIFO”) or average cost methods.

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

Depreciation is computed using the straight-line method over the following estimated useful lives:

Buildings and improvements:
Buildings and improvements	2 to 30 years
Leasehold improvements	1 to 20 years
Machinery and equipment:
Computer hardware	3 to 15 years
Computer software	3 to 10 years
Factory machinery and equipment	1 to 15 years
Research and development equipment	3 to 10 years
Vehicles	2 to 6 years

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

Goodwill

Goodwill represents the excess of cost over fair value of assets from acquired businesses. Goodwill is not amortized, but is reviewed for impairment annually and whenever events or changes in circumstances indicate the asset may be impaired (See Note 4 for additional information on our goodwill). The annual goodwill impairment test was performed during the fourth quarter of 2016.

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

Self-Insurance

Self-insurance expense and liabilities were actuarially determined based primarily on our historical claims information and industry factors and trends. The self-insurance liabilities as of December 31, 2016 represent the best estimate of the future payments to be made on reported and unreported losses for 2016 and prior years. The amounts and timing of payments for claims reserved may vary depending on various factors, including the development and ultimate settlement of reported and unreported claims. To the extent actuarial assumptions change and claims experience rates differ from historical rates, our liabilities may change. See Note 10 for additional information on our self-insured risks and liabilities.

Derivatives

We use futures contracts, forward contracts and fixed forward contracts to mitigate our exposure to volatility in metal commodity prices and foreign exchange rates. We hedge only exposures in the ordinary course of business and do not hold or trade derivatives for profit. All derivatives are recognized in the Consolidated Balance Sheets at fair value and the classification of each derivative instrument is based upon whether the maturity of the instrument is less than or greater than 12 months. See Note 8 for more information on our derivatives.

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

We engage in cooperative advertising, customer rebate, and other miscellaneous programs that result in payments or credits being issued to our customers. We record these customer discounts and incentives as a reduction of sales when the sales are recorded. For certain cooperative advertising programs, we also receive an identifiable benefit (goods or services) in exchange for the consideration given, and, accordingly, record a ratable portion of the expenditure to Selling, general and administrative (“SG&A”) expenses. All other advertising, promotions and marketing costs are expensed as incurred. See Note 22 for more information on these costs.

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

3. Inventories:

The components of inventories are as follows (in millions):

	As of December 31,
	2016	2015
Finished goods	$287.2	$300.0
Work in process	5.1	4.2
Raw materials and parts	183.4	178.3
Total	475.7	482.5
Excess of current cost over last-in, first-out cost	(57.2)	(63.7)
Total inventories, net	$418.5	$418.8

The Company recorded pre-tax loss of $0.2 million in 2016, pre-tax loss of $0.2 million in 2015 and pre-tax loss of $0.9 million in 2014 from LIFO inventory liquidations. Reserve balances, primarily related to obsolete and slow-moving inventories, were$19.7 million and $21.5 million at December 31, 2016 and December 31, 2015, respectively.

4. Goodwill and Intangible Assets:
Goodwill
The changes in the carrying amount of goodwill in 2016 and 2015, in total and by segment, are summarized in the table below (in millions):

Segment:	Balance at December 31, 2014 (2)	Impairment	Other(1)	Balance at December 31, 2015	Impairment	Other(1)	Balance at December 31, 2016
Residential Heating & Cooling	$26.1	$—	$—	$26.1	$—	$—	$26.1
Commercial Heating & Cooling	62.3	—	(1.7)	60.6	—	(0.5)	60.1
Refrigeration	121.0	(5.5)	(7.1)	108.4	—	0.5	108.9
	$209.4	$(5.5)	$(8.8)	$195.1	$—	$—	$195.1

(1) Other consists of changes in foreign currency translation rates.
(2) The goodwill balances in the table above are presented net of accumulated impairment charges of $15.7 million, all of which relate to impairments in periods prior to 2014.

We reviewed our reporting unit structure as part of our annual goodwill impairment testing. We identified several components one level below our operating segments which were determined to be reporting units. We then performed our analysis to determine the proper aggregation of our reporting units, which considered similar economic and other characteristics, including product types, gross profits, production processes, customer types, distribution processes, and regulatory environments. Our analysis incorporated qualitative and quantitative measures to evaluate economic similarity and concluded that our reporting units continue to be equivalent to our operating segments except that we began evaluating our North America supermarket display cases and systems business separately beginning in 2015.

A qualitative review of impairment indicators was performed in 2016 for the Residential Heating & Cooling, the Commercial Heating & Cooling segments, and the Refrigeration segments we determined that it was not more likely than not the fair values of our reporting units, individually or collectively, were less than their carrying values. Accordingly, a quantitative impairment analysis was not performed for these segments. During the fourth quarter of 2015 we performed a quantitative impairment analysis of our North American supermarket display cases and systems business. Based on the results of the quantitative impairment test, we recorded impairment of $5.5 million in "Goodwill impairment" in the Consolidated Statement of Operations. No indicators of goodwill impairment were identified during the current year. Also, we did not record any goodwill impairments related to continuing operations in 2014.

Intangible Assets

As of December 31, 2016 and 2015, there were $4.3 million and $4.3 million, respectively, of indefinite-lived intangible assets recorded in Other assets, net in the accompanying Consolidated Balance Sheets. These intangible assets consisted primarily of trademarks and are not subject to amortization.

Identifiable intangible and other assets subject to amortization were recorded in Other assets, net in the accompanying Consolidated Balance Sheets and were comprised of the following (in millions):

	As of December 31,
	2016			2015
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer relationships (1)	15.9	(14.9)	1.0	15.9	(14.6)	1.3
Patents and others	12.7	(6.4)	6.3	11.2	(6.3)	4.9
Total	$28.6	$(21.3)	$7.3	$27.1	$(20.9)	$6.2
(1) The impairment related to customer relationships has been removed from the gross amount as well as the accumulated amortization, but is included in amortization expense for the previous year.

Amortization expense related to these intangible and other assets was as follows (in millions):

	For the Years Ended December 31,
	2016	2015	2014
Amortization expense (1)	$0.4	$2.7	$2.9
(1) The impairment related to customer relationships has been removed from the gross amount as well as the accumulated amortization, but is included in amortization expense for the previous year.

Estimated amortization expense for the next five years and thereafter is as follows (in millions):

Estimated Future Amortization Expense:
2017	$0.4
2018	0.4
2019	0.4
2020	0.4
2021	0.2
Thereafter	5.5

Deferred financing costs were reclassified out of intangible assets and removed from the tables above and are included as offsets against our debt balances as disclosed in Note 11.

During the fourth quarter of 2015, we completed a strategic review of our North American supermarket display cases and systems business. As a result, we performed an impairment analysis using a market approach and determined that intangible assets relating to the North American supermarket display case business trade name and its customer relationships were impaired and we recorded a charge of $21.2 million in "Asset impairment" in the Consolidated Statement of Operations. We did not have any impairments of intangible assets related to continuing operations in 2016 or 2014.

5. Property, Plant and Equipment:

Components of Property, plant and equipment, net were as follows (in millions):

	As of December 31,
	2016	2015
Land	$33.9	$33.9
Buildings and improvements	218.2	211.8
Machinery and equipment	742.1	699.4
Capital leases	27.3	27.1
Construction in progress and equipment not yet in service	57.1	50.3
Total	1,078.6	1,022.5
Less accumulated depreciation	(717.2)	(682.9)
Property, plant and equipment, net	$361.4	$339.6

During the fourth quarter of 2015, we completed a strategic review of our North American supermarket display cases and systems business. As a result, we performed an impairment analysis using a market approach and determined that property, plant and equipment relating to the North American supermarket display case business unit were impaired and we recorded a charge of $23.3 million in "Asset impairment" in the Consolidated Statement of Operations. No impairment charges were recorded in 2016 or 2014.

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

The combined balance of equity method investments included in Other assets, net totaled (in millions):

	As of December 31,
	2016	2015
Equity method investments	$30.7	$30.3

We purchase compressors from our U.S. joint venture for use in certain of our products. The amounts of purchases included in Cost of goods sold in the Consolidated Statements of Operations were as follows (in millions):

	For the Years Ended December 31,
	2016	2015	2014
Purchases of compressors from joint venture	$97.7	$103.5	$114.7

7. Accrued Expenses:

The significant components of Accrued expenses are presented below (in millions):

	As of December 31,
	2016	2015
Accrued compensation and benefits	$89.8	$69.0
Accrued rebates and promotions	64.6	53.6
Accrued warranties	30.0	26.7
Accrued Sales, Use, Property and VAT taxes	20.2	15.4
Accrued asbestos reserves	9.8	7.7
Self insurance reserves	8.2	9.2
Deferred income	6.4	6.8
Derivative contracts	4.0	14.4
Other	32.9	39.8
Total Accrued expenses	$265.9	$242.6

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

Cash Flow Hedges

We have commodity futures contracts and foreign exchange forward contracts designated as cash flows hedges that are scheduled to mature through May 2018 and December 2017, respectively. Unrealized gains or losses from our cash flow hedges are included in AOCI and are expected to be reclassified into earnings within the next 17 months based on the prices of the commodities at the settlement dates.

We recorded the following amounts related to our cash flow hedges in AOCI (in millions):

	As of December 31,
	2016	2015
Unrealized (gains) losses on unsettled contracts	$(8.9)	$13.2
Income tax expense (benefit)	3.3	(4.8)
(Gains) losses included in AOCI, net of tax (1)	$(5.6)	$8.4

(1) Assuming commodity and foreign currency prices remain constant, we expect to reclassify $4.5 million of derivative gains into earnings within the next 12 months.

We had the following outstanding commodity futures contracts designated as cash flow hedges (in millions of pounds):

	As of December 31,
Notional Amounts	2016	2015
Copper	30.4	34.7

We had the following outstanding foreign exchange forward contracts designated as cash flow hedges (in millions):

	As of December 31,
Notional Amounts (in local currency):	2016	2015
Mexican Peso	310.1	201.4
Canadian Dollar	24.9	—

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

	As of December 31,
	2016	2015
Copper	2.4	3.3
Aluminum	2.6	3.2
We had the following outstanding foreign currency forward contracts not designated as cash flow hedges (in millions):

	As of December 31,
Notional amounts (in local currency):	2016	2015
Chinese Yuan	10.5	—
Mexican Peso	64.5	53.0
Euro	46.9	3.2
British Pound	1.3	—
Indian Rupee	584.6	30.8
Polish Zloty	—	25.4

Information About the Locations and Amounts of Derivative Instruments

The following tables provide the locations and amounts of derivative fair values in the Consolidated Balance Sheets and derivative gains and losses in the Consolidated Statements of Operations (in millions):

	Fair Values of Derivative Instruments as of December 31 (1)
	Derivatives Designated as Hedging Instruments		Derivatives Not Designated as Hedging Instruments
	2016	2015	2016	2015
Current Assets:
Other assets
Commodity futures contracts	$8.7	$—	$0.7	$—
Foreign currency forward contracts	0.5	—	0.2	0.2
Non-Current Assets:
Other assets, net
Commodity futures contracts	1.9	—	0.2	—
Foreign currency forward contracts	$—	$—	$—	$—
Total Assets	$11.1	$—	$1.1	$0.2
Current Liabilities:
Accrued expenses
Commodity futures contracts	$—	$12.5	$—	$1.5
Foreign currency forward contracts	0.8	0.4	3.2	—
Non-Current Liabilities:
Other liabilities
Commodity futures contracts	—	0.4	—	—
Foreign currency forward contracts	—	—	—	—
Total Liabilities	$0.8	$13.3	$3.2	$1.5

(1) All derivative instruments are classified as Level 2 within the fair value hierarchy. See Note 19 for more information on fair value measurements.

Derivatives in Cash Flow Hedging Relationships
	For the Years Ended December 31,
	2016	2015	2014
Amount of Loss Reclassified from AOCI into Income (Effective Portion):
Commodity futures contracts (1)	$12.3	$12.5	$5.8
Amount of (Gain) Loss Recognized in Income on Derivatives (Ineffective Portion):
Commodity futures contracts (2)	$(1.6)	$0.1	$0.1

Derivatives Not Designated as Hedging Instruments
	For the Years Ended December 31,
	2016	2015	2014
Amount of (Gain) Loss Recognized in Income on Derivatives:
Commodity futures contracts (2)	$(0.9)	$2.5	$1.2
Foreign currency forward contracts (2)	4.3	0.3	(0.8)
	$3.4	$2.8	$0.4

(1) The loss was recorded in Cost of goods sold in the accompanying Consolidated Statements of Operations.
(2) The (gain) loss was recorded in Losses and other expenses, net in the accompanying Consolidated Statements of Operations.

9. Income Taxes:

Our Provision for income taxes from continuing operations consisted of the following (in millions):

	For the Years Ended December 31,
	2016	2015	2014
Current:
Federal	$106.0	$101.0	$84.3
State	14.5	13.1	10.1
Foreign	9.7	3.6	9.6
Total current	130.2	117.7	104.0
Deferred:
Federal	(4.5)	(21.4)	2.3
State	(1.2)	(0.6)	1.0
Foreign	(0.4)	(0.3)	2.2
Total deferred	(6.1)	(22.3)	5.5
Total provision for income taxes	$124.1	$95.4	$109.5

Income from continuing operations before income taxes was comprised of the following (in millions):

	For the Years Ended December 31,
	2016	2015	2014
Domestic	$374.8	$276.7	$283.7
Foreign	27.9	5.9	33.9
Total	$402.7	$282.6	$317.6

The difference between the income tax provision from continuing operations computed at the statutory federal income tax rate and the financial statement Provision for income taxes is summarized as follows (in millions):

	For the Years Ended December 31,
	2016	2015	2014
Provision at the U.S. statutory rate of 35%	$141.0	$98.9	$111.2
Increase (reduction) in tax expense resulting from:
State income tax, net of federal income tax benefit	12.8	8.0	8.8
Other permanent items	4.2	(9.1)	(8.2)
Tax credits, net of unrecognized tax benefits	(27.9)	(0.7)	—
Change in unrecognized tax benefits	(0.3)	(0.9)	0.2
Change in valuation allowance	(4.3)	(0.6)	0.2
Foreign taxes at rates other than 35% and miscellaneous other	(1.4)	(0.2)	(2.7)
Total provision for income taxes	$124.1	$95.4	$109.5

Deferred income taxes reflect the tax consequences on future years of temporary differences between the tax basis of assets and liabilities and their financial reporting basis and depending on the classification of the asset or liability generating the deferred tax. The deferred tax provision for the periods shown represents the effect of changes in the amounts of temporary differences during those periods.

Deferred tax assets (liabilities) were comprised of the following (in millions):

	As of December 31,
	2016	2015
Gross deferred tax assets:
Warranties	$36.3	$33.7
Loss carryforwards (foreign, U.S. and state)	19.8	20.0
Post-retirement and pension benefits	33.9	47.7
Inventory reserves	9.6	9.0
Receivables allowance	4.5	4.1
Compensation liabilities	20.6	19.3
Deferred income	1.5	1.6
Insurance liabilities	6.5	6.3
Legal reserves	12.0	10.9
Hedges	—	5.3
State credits, net of federal effect	18.4	8.3
Other	5.4	7.1
Total deferred tax assets	168.5	173.3
Valuation allowance	(17.1)	(19.9)
Total deferred tax assets, net of valuation allowance	151.4	153.4
Gross deferred tax liabilities:
Depreciation	(3.3)	(2.5)
Hedges	(3.2)	—
Intangibles	(4.9)	(2.2)
Other	(3.3)	(3.0)
Total deferred tax liabilities	(14.7)	(7.7)
Net deferred tax assets	$136.7	$145.7

As of December 31, 2016 and 2015, we had $1.6 million and $ 2.6 million in tax-effected state net operating loss carryforwards, respectively, and $16.8 million and $16.1 million in tax-effected foreign net operating loss carryforwards, respectively. The state and foreign net operating loss carryforwards began expiring in 2014. The deferred tax asset valuation allowance relates primarily to the operating loss carryforwards in various states in the U.S., European and Asian tax jurisdictions. The remainder of the valuation allowance relates to state tax credits which began to expire in 2014.

In assessing whether a deferred tax asset will be realized, we consider whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. We consider the reversal of existing taxable temporary differences, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, we believe it is more likely than not we will realize the benefits of these deductible differences, net of the existing valuation allowances, as of December 31, 2016.

To realize the net deferred tax asset, we will need to generate future foreign taxable income of approximately $62.7 million during the periods in which those temporary differences become deductible. We do not need to generate additional U.S. federal income as we have sufficient carryback capacity to fully realize the federal deferred tax asset. U.S. taxable income for the years ended December 31, 2016 and 2015 was $315.0 million and $225.7 million, respectively.

No provision was made for income taxes which may become payable upon distribution of our foreign subsidiaries' earnings. These earnings were approximately $107.7 million as of December 31, 2016. It is not practicable to estimate the amount of tax that might be payable because our intent is to permanently reinvest these earnings or to repatriate earnings when it is tax effective to do so.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

Balance as of December 31, 2014	$1.6
Increases related to prior year tax positions	0.5
Decreases related to prior year tax positions	(1.2)
Increases related to current year tax positions	—
Settlement	(0.4)
Balance as of December 31, 2015	0.5
Increases related to prior year tax positions	1.0
Decreases related to prior year tax positions	—
Increases related to current year tax positions	1.4
Settlement	(0.5)
Balance as of December 31, 2016	$2.4

Included in the balance of unrecognized tax benefits as of December 31, 2016 are potential benefits of $2.4 million that, if recognized, would affect the effective tax rate on income from continuing operations.

We are currently under examination for our U.S. federal income taxes for 2016 and 2015 and are subject to examination by numerous other taxing authorities in the U.S. and in jurisdictions such as Australia, Belgium, France, Canada, and Germany. We are generally no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by taxing authorities for years before 2011.

Since January 1, 2016, numerous states, including Delaware, North Carolina and the District of Columbia have enacted legislation effective for tax years beginning on or after January 1, 2016, including changes to rates and apportionment methods. The impact of these changes is immaterial.

In November 2015, the Financial Accounting Standards Board issued Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740). The Update requires that all deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. We adopted this Update retrospectively in the 2015 financial statements.

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

Future annual minimum lease payments and capital lease commitments as of December 31, 2016 were as follows (in millions):

	Operating Leases	Capital Leases
2017	$48.3	$1.4
2018	38.1	0.8
2019	27.5	0.2
2020	16.9	0.1
2021	9.8	—
Thereafter	18.2	14.6
Total minimum lease payments	$158.8	$17.1
Less amount representing interest		0.4
Present value of minimum payments		$16.7

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

Our obligations under the Lake Park Lease are secured by a pledge of our interest in the leased property. The Lake Park Renewal contains customary lease covenants and events of default as well as events of default if (i) indebtedness of $75 million or more is not paid when due, (ii) there is a change of control or (iii) we fail to comply with certain covenants incorporated from our Sixth Amended and Restated Credit Facility Agreement. We believe we were in compliance with these financial covenants as of December 31, 2016.

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

	As of December 31,
	2016	2015
Accrued expenses	$1.2	$1.3
Other liabilities	4.4	4.0
Total environmental accruals	$5.6	$5.3

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

Total product warranty liabilities related to continuing operations are included in the following captions on the accompanying Consolidated Balance Sheets (in millions):

	As of December 31,
	2016	2015
Accrued expenses	$30.0	$26.7
Other liabilities	71.1	65.6
Total product warranty liabilities	$101.1	$92.3

The changes in product warranty liabilities related to continuing operations for the years ended December 31, 2016 and 2015 were as follows (in millions):

Total warranty liability as of December 31, 2014	$87.2
Payments made in 2015	(27.2)
Changes resulting from issuance of new warranties	37.1
Changes in estimates associated with pre-existing liabilities	(2.6)
Changes in foreign currency translation rates and other	(2.2)
Total warranty liability as of December 31, 2015	$92.3
Payments made in 2016	(24.7)
Changes resulting from issuance of new warranties	36.2
Changes in estimates associated with pre-existing liabilities	(2.6)
Changes in foreign currency translation rates and other	(0.1)
Total warranty liability as of December 31, 2016	$101.1

We have incurred, and will likely continue to incur, product costs not covered by insurance or our suppliers’ warranties, which is not included in the estimated warranty liabilities tables immediately above.  Also, to satisfy our customers and protect our brands, we have repaired or replaced installed products experiencing quality-related issues, and will likely continue such repairs and replacements.   We currently estimate our probable liability for a certain supplier quality issue within a range of $0.9 million and $9.1 million with all amounts in that range equally likely. We have accrued a $0.9 million liability in Accrued expenses on the Consolidated Balance Sheet at December 31, 2016. The supplier is reimbursing the majority of costs related to this liability.

Self-Insurance

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

Total self-insurance liabilities were included in the following captions on the accompanying Consolidated Balance Sheets (in millions):

	As of December 31,
	2016	2015
Accrued expenses	$8.2	$9.2
Other liabilities	22.7	23.9
Total self-insurance liabilities	$30.9	$33.1

Litigation

We are involved in a number of claims and lawsuits incident to the operation of our businesses. Insurance coverages are maintained and estimated costs are recorded for such claims and lawsuits, including costs to settle claims and lawsuits, based on experience involving similar matters and specific facts known.

Some of these claims and lawsuits allege personal injury or health problems resulting from exposure to asbestos that was integrated into certain of our products. We have never manufactured asbestos and have not incorporated asbestos-containing components into our products for several decades. A substantial majority of asbestos-related claims have been covered by insurance or other forms of indemnity or have been dismissed without payment. The remainder of our closed cases have been resolved for amounts that are not material, individually or in the aggregate. Our defense costs for asbestos-related claims are generally covered by insurance; however, our insurance coverage for settlements and judgments for asbestos-related claims vary depending on several factors, and are subject to policy limits, so we may have greater financial exposure for future settlements and judgments. For the years ended December 31, 2016, 2015 and 2014, we recorded expense of $6.3 million, $3.0 million and $0.9 million, respectively, net of probable insurance recoveries, for known and future asbestos-related litigation.

In October 2016, we self-reported to the Securities and Exchange Commission (SEC) and the Department of Justice (DOJ) an alleged payment in the amount of 30,000 rubles (approximately US $475) to a Russian customs broker or official. Under the oversight of our Audit Committee, we initiated an investigation into this matter with the assistance of external legal counsel and external forensic accountants. The alleged payment was purportedly made to release a shipment of goods being held by Russian customs officials due to inaccurate paperwork. The value of the shipment was approximately €62,000 (approximately US $68,500). The allegations are related to our subsidiary in Russia, which had 2016 annual sales of approximately US $4 million. The scope of the investigation was later expanded to include our operations in Poland because our operations in Russia and Poland used the same third-party logistics provider. To date, the investigation has not resulted in any evidence of other potentially improper payments. However, the investigation has raised questions regarding possible irregularities with respect to possible non-compliance with customs documents and procedures related to these operations. The investigation is ongoing. We continue to fully cooperate with the SEC and the DOJ regarding this matter. We do not anticipate any material adverse effect on our business or financial condition as a result of this matter.

It is management's opinion that none of these claims or lawsuits or any threatened litigation will have a material adverse effect, individually or in the aggregate, on our financial condition, results of operations or cash flows. Claims and lawsuits, however, involve uncertainties and it is possible that their eventual outcome could adversely affect our results of operations in a future period.

11. Lines of Credit and Financing Arrangements:

The following tables summarize our outstanding debt obligations and the classification in the accompanying Consolidated Balance Sheets (in millions):

	As of December 31,
	2016	2015
Short-Term Debt:
Asset Securitization Program	$50.0	$200.0
Foreign obligations	2.4	4.1
Total short-term debt	$52.4	$204.1
Current maturities of long-term debt:
Capital lease obligations	$0.8	$1.2
Domestic credit facility	—	30.0
Senior unsecured notes	200.0	—
Debt issuance costs	(0.7)	(0.2)
Total current maturities of long-term debt	$200.1	$31.0
Long-Term Debt:
Capital lease obligations	$15.0	$15.6
Domestic credit facility	256.0	293.0
Senior unsecured notes	350.0	200.0
Debt issuance costs	(5.3)	(2.6)
Total long-term debt	$615.7	$506.0
Total debt	$868.2	$741.1

As of December 31, 2016, the aggregate amounts of required principal payments on total debt were as follows (in millions):

2017	$253.2
2018	33.3
2019	30.0
2020	30.0
2021	166.0
Thereafter	361.7

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

Short-Term Debt

Foreign Obligations

Through several of our foreign subsidiaries, we have available to us facilities to assist in financing seasonal borrowing needs for our foreign locations. We had $2.4 million and $4.1 million of foreign obligations as of December 31, 2016 and 2015, respectively, that were primarily borrowings under non-committed facilities. Proceeds on these facilities were $28.4 million, $79.0 million and $85.3 million during the years ended December 31, 2016, 2015 and 2014, respectively. Repayments on the facilities were $30.8 million, $85.4 million and $87.8 million during the years ended December 31, 2016, 2015 and 2014, respectively.

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

	As of December 31,
	2016	2015
Eligible amount available under the ASP on qualified accounts receivable	$250.0	$220.0
Beneficial interest sold	50.0	200.0
Remaining amount available	$200.0	$20.0
We pay certain discount fees to use the ASP and to have the facility available to us. These fees relate to both the used and unused portions of the securitization. The used fee is based on the beneficial interest sold and calculated on either the average LIBOR rate or floating commercial paper rate determined by the purchaser of the beneficial interest, plus a program fee of 0.65%. The average rates as of December 31, 2016 and 2015 were 1.66% and 1.06%, respectively. The unused fee is based on 102% of the maximum available amount less the beneficial interest sold and calculated at a 0.33% fixed rate throughout the term of the agreement. In addition, a 0.05% unused fee is charged on incremental available amounts above $200 million during certain months of the year. We recorded these fees in Interest expense, net in the accompanying Consolidated Statements of Operations.

The ASP contains certain restrictive covenants relating to the quality of our accounts receivable and cross-default provisions with our Sixth Amended and Restated Credit Facility Agreement ("Domestic Credit Facility"), senior unsecured notes and any other indebtedness we may have over $75.0 million. The administrative agent under the ASP is also a participant in our Domestic Credit Facility. The participating financial institutions have investment grade credit ratings. We continue to evaluate their credit ratings and have no reason to believe they will not perform under the ASP. As of December 31, 2016, we believe we were in compliance with all covenant requirements.

Long-Term Debt

Domestic Credit Facility

On August 30, 2016, we replaced an earlier $950.0 million credit facility with a $900.0 million Credit Facility (the "Domestic Credit Facility"), which consisted of a $650.0 million unsecured revolving credit facility and a $250.0 million unsecured term loan and matures in August 2021 (the "Maturity Date"). Under our Domestic Credit Facility, we had outstanding borrowings of $256.0 million, of which $220.0 million was the term loan balance, as well as $4.4 million committed to standby letters of credit as of December 31, 2016. Subject to covenant limitations, $609.6 million was available for future borrowings. The unsecured term loan also matures on the Maturity Date and requires quarterly principal repayments of $7.5 million beginning in March 2017; however, we made $30.0 million of required principal repayments for 2017 in November 2016. The revolving credit facility allows up to $100.0 million of letters of credit to be issued and also includes a subfacility for swingline loans of up to $65.0 million. Additionally, at our request and subject to certain conditions, the commitments under the Domestic Credit Facility may be increased by a maximum of $350.0 million as long as existing or new lenders agree to provide such additional commitments.

Our weighted average borrowing rate on the facility was as follows:

	As of December 31,
	2016	2015
Weighted average borrowing rate	2.00%	1.90%
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
Our Domestic Credit Facility contains customary events of default. These events of default include nonpayment of principal or other amounts, material inaccuracy of representations and warranties, breach of covenants or other restrictions or requirements, default on certain other indebtedness or receivables securitizations (cross default), certain voluntary and involuntary bankruptcy events and the occurrence of a change in control. A cross default under our Domestic Credit Facility could occur if:

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

If any event of default occurs and is continuing, lenders with a majority of the aggregate commitments may require the administrative agent to terminate our right to borrow under our Domestic Credit Facility and accelerate amounts due under our Domestic Credit Facility (except for a bankruptcy event of default, in which case such amounts will automatically become due and payable and the lenders’ commitments will automatically terminate). As of December 31, 2016, we believe we were in compliance with all covenant requirements.

Senior Unsecured Notes

We issued $350.0 million of senior unsecured notes in November 2016 (the "2016 Notes") which will mature on November 15, 2023 with interest being paid on May 15 and November 15 at 3.00% per annum semiannually. We also have $200.0 million of senior unsecured notes issued in 2010 (the "2010 Notes") which will mature on May 15, 2017 with interest being paid at 4.90% per annum semiannually. Both Notes are guaranteed, on a senior unsecured basis, by each of our domestic subsidiaries that guarantee payment by us of any indebtedness under our Domestic Credit Facility. The indenture governing the Notes contains covenants that, among other things, limit our ability and the ability of the subsidiary guarantors to: create or incur certain liens; enter into certain sale and leaseback transactions; enter into certain mergers, consolidations and transfers of substantially all of our assets; and, in the case of the 2010 Notes, transfer certain properties. The indenture also contains a cross default provision which is triggered if we default on other debt of at least $75 million in principal which is then accelerated, and such acceleration is not rescinded within 30 days of the notice date. As of December 31, 2016, we believe we were in compliance with all covenant requirements.

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

In addition to freezing the benefits of our defined benefit pension plans, we have also eliminated nearly all of our post-retirement medical benefits. In 2012, we amended the post-retirement benefit plan to shift pre-65 medical coverage for the employees of our largest manufacturing plant so that by 2016, retirees would pay 100% of the cost of post-retirement medical coverage. This change resulted in a significant reduction in the projected benefit obligation for post-retirement medical benefits in 2012.

Effective for fiscal year 2016, we adopted the full yield curve approach for estimating the service cost and interest cost components of expense for plans that use a yield curve to determine the discount rate. The new method applies the specific spot rates along the yield curve used in the most recent measurement of the benefit obligation, resulting in a more precise estimate of expense. The impact for fiscal year 2016 was a decrease in expense of approximately $3.2 million.

In 2016, we offered certain former employees with vested pension benefits a lump sum payout in an effort to reduce our long-term pension obligations. As a result, for 2016, the net periodic benefit cost for our pension plans includes a non-cash settlement charge of $31.4 million and the projected benefit obligation decreased by $50.6 million.

Defined Contribution Plans

We recorded the following expenses related to our contributions to the defined contribution plans (in millions):

	For the Years Ended December 31,
	2016	2015	2014
Contributions to defined contribution plans	$16.3	$16.1	$14.8

Pension and Post-retirement Benefit Plans

The following tables set forth amounts recognized in our financial statements and the plans' funded status for our pension and post-retirement benefit plans (dollars in millions):

	Pension Benefits		Other Benefits
	2016	2015	2016	2015
Accumulated benefit obligation	$374.1	$409.2	N/A	N/A

Changes in projected benefit obligation:
Benefit obligation at beginning of year	$415.4	$446.5	$4.9	$5.4
Service cost	4.4	4.8	—	—
Interest cost	15.3	17.2	0.1	0.2
Plan participants' contributions	—	—	0.3	0.5
Amendments	0.1	0.1	—	—
Other	—	—	—	—
Actuarial (gain) loss	22.8	(29.6)	(0.7)	0.1
Effect of exchange rates	(3.8)	(5.2)	—	—
Divestiture	—	—	—	—
Settlements and curtailments	(50.6)	(0.8)	—	—
Benefits paid	(22.0)	(17.6)	(1.3)	(1.3)
Benefit obligation at end of year	$381.6	$415.4	$3.3	$4.9

Changes in plan assets:
Fair value of plan assets at beginning of year	$293.0	$315.0	$—	$—
Actual gain (loss) return on plan assets	21.0	(3.2)	—	—
Employer contribution	53.9	3.8	1.0	0.8
Plan participants' contributions	—	—	0.3	0.5
Effect of exchange rates	(2.8)	(4.2)	—	—
Divestiture	—	—	—	—
Plan settlements	(50.6)	(0.8)	—	—
Benefits paid	(22.0)	(17.6)	(1.3)	(1.3)
Fair value of plan assets at end of year	292.5	293.0	—	—
Funded status / net amount recognized	$(89.1)	$(122.4)	$(3.3)	$(4.9)

Net amount recognized consists of:
Current liability	$(1.6)	$(1.6)	$(0.5)	$(0.8)
Non-current liability	(87.5)	(120.8)	(2.8)	(4.1)
Net amount recognized	$(89.1)	$(122.4)	$(3.3)	$(4.9)

	For the Years Ended December 31,
	2016	2015
Pension plans with a benefit obligation in excess of plan assets:
Projected benefit obligation	$370.2	$404.5
Accumulated benefit obligation	362.9	398.4
Fair value of plan assets	280.8	281.8

Our U.S.-based pension plans comprised approximately 88% of the projected benefit obligation and 88% of plan assets as of December 31, 2016.

	Pension Benefits			Other Benefits
	2016	2015	2014	2016	2015	2014
Components of net periodic benefit cost as of December 31:
Service cost	$4.4	$4.8	$4.2	$—	$—	$—
Interest cost	15.3	17.2	17.7	0.1	0.2	0.2
Expected return on plan assets	(21.5)	(21.4)	(22.7)	—	—	—
Amortization of prior service cost	0.3	0.2	0.3	(3.0)	(3.1)	(3.1)
Recognized actuarial loss	7.6	9.5	6.6	1.4	1.5	1.5
Settlements and curtailments(1)	31.6	0.4	0.4	—	—	—
Net periodic benefit cost (2)	$37.7	$10.7	$6.5	$(1.5)	$(1.4)	$(1.4)

(1) The Consolidated Statements of Operations discloses $31.4 million related to pension settlement charges that represent the lump-sum payments made in the fourth quarter of 2016.
(2) No pension expense was included in Loss from discontinued operations in 2014, 2015 or 2016.

The following table sets forth amounts recognized in AOCI and Other comprehensive income (loss) in our financial statements for 2016 and 2015 (in millions):

	Pension Benefits		Other Benefits
	2016	2015	2016	2015
Amounts recognized in AOCI:
Prior service costs	$(0.9)	$(1.2)	$12.0	$15.0
Actuarial loss	(197.3)	(214.7)	(16.3)	(18.4)
Subtotal	(198.2)	(215.9)	(4.3)	(3.4)
Deferred taxes	71.0	78.7	1.6	1.3
Net amount recognized	$(127.2)	$(137.2)	$(2.7)	$(2.1)
Changes recognized in other comprehensive income (loss):
Current year prior service costs	0.1	0.1	—	—
Current year actuarial (gain) loss	23.3	(5.0)	(0.7)	0.1
Effect of exchange rates	(1.5)	(2.2)	—	—
Amortization of prior service (costs) credits	(0.3)	(0.3)	3.1	3.1
Amortization of actuarial loss	(39.2)	(9.9)	(1.4)	(1.5)
Total recognized in other comprehensive income (loss)	$(17.6)	$(17.3)	$1.0	$1.7
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$20.1	$(6.6)	$(0.5)	$0.3

The estimated prior service (costs) credits and actuarial losses that will be amortized from AOCI in 2016 are $(0.2) million and (8.9) million, respectively, for pension benefits and $2.4 million and $(1.4) million, respectively, for other benefits.

The following tables set forth the weighted-average assumptions used to determine Benefit obligations and Net periodic benefit cost for the U.S.-based plans in 2016 and 2015:

	Pension Benefits		Other Benefits
	2016	2015	2016	2015
Weighted-average assumptions used to determine benefit obligations as of December 31:
Discount rate	4.17%	4.51%	3.50%	3.55%
Rate of compensation increase	4.23%	4.23%	—	—

	Pension Benefits			Other Benefits
	2016	2015	2014	2016	2015	2014
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate - service cost	4.30%	3.97%	4.88%	4.95%	3.23%	3.57%
Discount rate - interest cost	3.76%	3.97%	4.88%	2.49%	3.23%	3.57%
Expected long-term return on plan assets	7.50%	7.50%	8.00%	—	—	—
Rate of compensation increase	4.23%	4.23%	4.23%	—	—	—

The following tables set forth the weighted-average assumptions used to determine Benefit Obligations and Net Periodic Benefit Cost for the non-U.S.-based plans in 2016 and 2015:

	Pension Benefits
	2016	2015
Weighted-average assumptions used to determine benefit obligations as of December 31:
Discount rate	2.83%	3.59%
Rate of compensation increase	3.78%	3.70%

	Pension Benefits
	2016	2015	2014
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate - service cost	2.04%	4.12%	4.38%
Discount rate - interest cost	3.45%	4.12%	4.38%
Expected long-term return on plan assets	4.87%	5.22%	6.32%
Rate of compensation increase	3.70%	3.48%	3.31%

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

To select a discount rate for the purpose of valuing the plan obligations for the U.S. plans, we performed an analysis in which the projected cash flows from defined benefit and retiree healthcare plans was matched with a yield curve based on the appropriate universe of high-quality corporate bonds that were available. We used the results of the yield curve analysis to select the discount rate for each plan. The analysis was completed separately for each U.S. pension and post-retirement benefit plan. A similar process was followed for the non-U.S.-based plans.

Assumed health care cost trend rates have an effect on the amounts reported for our healthcare plan. The following table sets forth the healthcare trend rate assumptions used:

	2016	2015
Assumed health care cost trend rates as of December 31:
Health care cost trend rate assumed for next year	6.50%	7.00%
Rate to which the cost rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2020	2020

A one percentage-point change in assumed healthcare cost trend rates would have the following effects (in millions):

	1-Percentage-Point Increase	1-Percentage-Point Decrease
Effect on total of service and interest cost	$—	$—
Effect on the post-retirement benefit obligation	0.1	(0.1)

Expected future benefit payments are shown in the table below (in millions):

	For the Years Ended December 31,
	2017	2018	2019	2020	2021	2022-2026
Pension benefits	$18.7	$18.9	$19.2	$19.6	$24.9	$135.1
Other benefits	0.6	0.5	0.4	0.4	0.3	1.1

Pension Plan Assets

We believe asset returns can be optimized at an acceptable level of risk by adequately diversifying the plan assets between equity and fixed income. In the first quarter of 2014, in order to increase diversification, we changed the targeted allocations for our plan assets. The target allocations for fixed income, money market, cash and guaranteed investment contracts investments remained unchanged at 58%, targeted equity investment allocations remained unchanged at 42%. Our targeted exposure to International equity remained unchanged at 17% of total assets and our exposure to domestic equity remained unchanged at 25%. These categories are further diversified among various asset classes including high yield and emerging markets debt, and international and emerging markets equities in order to avoid significant concentrations of risk. Our U.S. pension plan represents 88%, our Canadian pension plan 6%, and our United Kingdom (“U.K.”) pension plan 6% of the total fair value of our plan assets as of December 31, 2016.

Our U.S. pension plans' weighted-average asset allocations as of December 31, 2016 and 2015, by asset category, are as follows:

	Plan Assets as of December 31,
Asset Category:	2016	2015
U.S. equity	27.0%	27.1%
International equity	18.5%	17.7%
Fixed income	52.5%	53.8%
Money market/cash	2.0%	1.4%
Total	100.0%	100.0%

U.S. pension plan assets are invested according to the following targets:

Asset Category:	Target
U.S. equity	25.0%
International equity	17.0%
Fixed income	56.0%
Money market/cash	2.0%

Our Canadian pension plans were invested approximately 70% in Canadian bonds and 30% in international equities. Our U.K. pension plan was invested in a broad mix of assets consisting of U.K., international equities, and U.K. fixed income securities, including corporate and government bonds.

The fair values of our pension plan assets, by asset category, are as follows (in millions):

	Fair Value Measurements as of December 31, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Asset Category:
Cash and cash equivalents	5.3	—	—	5.3
Commingled pools / Collective Trusts:
U.S. equity (1)	—	69.5	—	69.5
International equity (2)	—	47.6	—	47.6
Fixed income (3)	—	134.9	—	134.9
Balanced pension trust: (4)
International equity	—	4.7	—	4.7
Fixed income	—	11.9	—	11.9
Pension fund:
International equity (5)	—	13.5	—	13.5
Fixed income (6)	—	5.1	—	5.1
Total	5.3	287.2	—	292.5

	Fair Value Measurements as of December 31, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Asset Category:
Cash and cash equivalents	3.8	—	—	3.8
Commingled pools / Collective Trusts:
U.S. equity (1)	—	69.7	—	69.7
International equity (2)	—	45.5	—	45.5
Fixed income (3)	—	138.1	—	138.1
Balanced pension trust: (4)
International equity	—	4.7	—	4.7
Fixed income	—	12.1	—	12.1
Pension fund:
International equity (5)	—	11.0	—	11.0
Fixed income (6)	—	8.1	—	8.1
Total	3.8	289.2	—	293.0

Additional information about assets measured at Net Asset Value (“NAV”) per share (in millions):

	As of December 31, 2016
	Fair Value	Redemption Frequency (if currently eligible)	Redemption Notice Period
Asset Category:
Commingled pools / Collective Trusts:
U.S. equity (1)	$69.5	Daily	5 days
International equity (2)	47.6	Daily	5 days
Fixed income (3)	134.9	Daily	5-15 days
Balanced pension trust: (4)
International equity	4.7	Daily	3-5 days
Fixed income	11.9	Daily	3-5 days
Pension fund:
International equity (5)	13.5	Daily	1-7 days
Fixed income (6)	5.1	Daily	1-7 days
Total	$287.2

	As of December 31, 2015
	Fair Value	Redemption Frequency (if currently eligible)	Redemption Notice Period
Asset Category:
Commingled pools / Collective Trusts:
U.S. equity (1)	$69.7	Daily	5 days
International equity (2)	45.5	Daily	5 days
Fixed income (3)	138.1	Daily	5-15 days
Balanced pension trust: (4)
International equity	4.7	Daily	3-5 days
Fixed income	12.1	Daily	3-5 days
Pension fund:
International equity (5)	11.0	Daily	1-7 days
Fixed income (6)	8.1	Daily	1-7 days
Total	$289.2

(1)	This category includes investments primarily in U.S. equity securities that include large, mid and small capitalization companies.
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

The majority of our commingled pool/collective trusts, mutual funds, balanced pension trusts and pension funds are managed by professional investment advisors. The NAVs per share are furnished in monthly and/or quarterly statements received from the investment advisors and reflect valuations based upon their pricing policies. We assessed the fair value classification of these investments as Level 2 for commingled pool/collective trusts, balanced pension trusts and pension funds based on an examination of their pricing policies and the related controls and procedures. The fair values we report are based on the pool, trust or fund's NAV per share. The NAVs per share are calculated periodically (daily or no less than one time per month) as the aggregate value of each pool or trust's underlying assets divided by the number of units owned. See Note 19 for information about our fair value hierarchies and valuation techniques.

13. Comprehensive Income:

The following table provides information on items not reclassified in their entirety from AOCI to Net Income in the accompanying Consolidated Statements of Operations (in millions):

	For the Years Ended December 31,
AOCI Component	2016	2015	Affected Line Item(s) in the Consolidated Statements of Operations
Losses on cash flow hedges:
Commodity derivative contracts	$(12.3)	$(12.5)	Cost of goods sold
Income tax benefit	4.3	4.4	Provision for income taxes
Net of tax	$(8.0)	$(8.1)

Defined Benefit Plan Items:
Pension and Post-Retirement Benefits costs	$(6.3)	$(9.7)	Cost of goods sold; Selling, general and administrative expenses
Income tax benefit	2.2	3.4	Provision for income taxes
Net of tax	$(4.1)	$(6.3)

Total reclassifications from AOCI	$(12.1)	$(14.4)

The following tables provide information on changes in AOCI, by component (net of tax), for the years ended December 31, 2016 and 2015 (in millions):

	Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Securities	Defined Benefit Plan Items	Foreign Currency Translation Adjustments	Total AOCI
Balance as of December 31, 2015	$(8.4)	$4.4	$(139.3)	$(61.4)	$(204.7)
Other comprehensive income (loss) before reclassifications	6.0	(2.1)	5.2	(11.6)	(2.5)
Amounts reclassified from AOCI	8.0	—	4.1	—	12.1
Net other comprehensive income (loss)	14.0	(2.1)	9.3	(11.6)	9.6
Balance as of December 31, 2016	$5.6	$2.3	$(130.0)	$(73.0)	$(195.1)

	Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Securities	Defined Benefit Plan Items	Foreign Currency Translation Adjustments	Total AOCI
Balance as of December 31, 2014	$(4.6)	$3.2	$(149.4)	$(2.7)	$(153.5)
Other comprehensive income (loss) before reclassifications	(11.9)	1.2	3.8	(58.7)	(65.6)
Amounts reclassified from AOCI	8.1	—	6.3	—	14.4
Net other comprehensive income (loss)	(3.8)	1.2	10.1	(58.7)	(51.2)
Balance as of December 31, 2015	$(8.4)	$4.4	$(139.3)	$(61.4)	$(204.7)

14. Stock-Based Compensation:

Stock-based compensation expense related to continuing operations was included in Selling, general and administrative expenses in the accompanying Consolidated Statements of Operations as follows (in millions):

	For the Years Ended December 31,
	2016	2015	2014
Compensation expense(1)	$31.7	$26.6	$23.3

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

As of December 31, 2016, awards for 16.9 million shares of common stock had been granted, net of cancellations and repurchases, and there were 3.6 million shares available for future issuance.

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

The following table provides information on our performance share units:

	For the Years Ended December 31,
	2016	2015	2014
Compensation expense for performance share units (in millions)	$18.1	$13.6	$11.5
Weighted-average fair value of grants, per share	$150.21	$126.31	$88.26
Payout ratio for shares paid	200.0%	200.0%	153.2%

A summary of the status of our undistributed performance share units as of December 31, 2016, and changes during the year then ended, is presented below (in millions, except per share data):

	Shares (2)	Weighted- Average Grant Date Fair Value per Share
Undistributed performance share units as of December 31, 2015	0.6	$67.91
Granted	0.1	150.21
Adjustment to share paid based on payout ratio	0.1	81.11
Distributed	(0.3)	51.11
Forfeited	—	—
Undistributed performance share units as of December 31, 2016 (1)	0.4	$101.03

(1) Undistributed performance share units include approximately 0.2 million units with a weighted-average grant date fair value of $117.60 per share that had not yet vested and 0.2 million units that have vested but were not yet distributed.
(2) Share amounts are rounded but the balance of undistributed performance share units as of December 31, 2016 accurately reflects actual units undistributed.

As of December 31, 2016, we had $22.5 million of total unrecognized compensation cost related to non-vested performance share units that is expected to be recognized over a weighted-average period of 2.2 years. Our estimated forfeiture rate for these performance share units was 9.9% as of December 31, 2016.

The total fair value of performance share units distributed and the resulting tax deductions to realize tax benefits were as follows (in millions):

	For the Years Ended December 31,
	2016	2015	2014
Fair value of performance share units distributed	$39.4	$44.9	$19.6
Realized tax benefits from tax deductions	$15.0	$17.1	$7.5

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

The following table provides information on our restricted stock units (in millions, except per share data):

	For the Years Ended December 31,
	2016	2015	2014
Compensation expense for restricted stock units	$9.0	$8.3	$7.0
Weighted-average fair value of grants, per share	$150.14	$126.15	$88.26

A summary of our non-vested restricted stock units as of December 31, 2016 and changes during the year then ended is presented below (in millions, except per share data):

	Shares	Weighted- Average Grant Date Fair Value per Share
Non-vested restricted stock units as of December 31, 2015	0.3	$94.23
Granted	0.1	150.14
Distributed	(0.1)	80.40
Forfeited	—	—
Non-vested restricted stock units as of December 31, 2016	0.3	$118.38

As of December 31, 2016, we had $17.7 million of total unrecognized compensation cost related to non-vested restricted stock units that is expected to be recognized over a weighted-average period of 2.4 years. Our estimated forfeiture rate for restricted stock units was 14.4% as of December 31, 2016.

The total fair value of restricted stock units vested and the resulting tax deductions to realize tax benefits were as follows (in millions):

	For the Years Ended December 31,
	2016	2015	2014
Fair value of restricted stock units vested	$17.0	$19.7	$19.5
Realized tax benefits from tax deductions	6.5	7.5	7.4

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

The following table provides information on our stock appreciation rights (in millions, except per share data):

	For the Years Ended December 31,
	2016	2015	2014
Compensation expense for stock appreciation rights	$4.6	$4.7	$4.8
Weighted-average fair value of grants, per share	22.93	22.74	19.55

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

The fair value of the stock appreciation rights granted in 2016, 2015 and 2014 were estimated on the date of grant using the following assumptions:

	2016	2015	2014
Expected dividend yield	1.62%	1.61%	1.75%
Risk-free interest rate	1.66%	1.36%	1.27%
Expected volatility	19.60%	23.78%	29.60%
Expected life (in years)	3.99	4.00	4.04

A summary of our stock appreciation rights as of December 31, 2016, and changes during the year then ended, is presented below (in millions, except per share data):

	Shares	Weighted-Average Exercise Price per Share
Outstanding stock appreciation rights as of December 31, 2015	1.3	$72.54
Granted	0.2	156.94
Exercised	(0.4)	47.34
Forfeited	—	—
Outstanding stock appreciation rights as of December 31, 2016	1.1	$98.35
Exercisable stock appreciation rights as of December 31, 2016	0.7	$72.17

The following table summarizes information about stock appreciation rights outstanding as of December 31, 2016 (in millions, except per share data and years):

	Stock Appreciation Rights Outstanding			Stock Appreciation Rights Exercisable
Range of Exercise Prices	Shares	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value	Shares	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
$34.06 to $51.40	0.3	2.44	$34.3	0.3	2.44	$34.3
$81.11 to $92.64	0.4	4.54	$25.2	0.3	4.44	$21.0
$124.97 to $156.94	0.4	6.55	$4.3	0.1	5.93	$1.4

As of December 31, 2016, we had $9.0 million of unrecognized compensation cost related to non-vested stock appreciation rights that is expected to be recognized over a weighted-average period of 2.37 years. Our estimated forfeiture rate for stock appreciation rights was 13.1% as of December 31, 2016.

The total intrinsic value of stock appreciation rights exercised and the resulting tax deductions to realize tax benefits were as follows (in millions):

	For the Years Ended December 31,
	2016	2015	2014
Intrinsic value of stock appreciation rights exercised	$36.9	$27.3	$27.3
Realized tax benefits from tax deductions	$14.1	$10.4	$10.4

Employee Stock Purchase Plan

Under the 2012 Employee Stock Purchase Plan (“ESPP”), all employees who meet certain service requirements are eligible to purchase our common stock through payroll deductions at the end of three month offering periods. The purchase price for such shares is 95% of the fair market value of the stock on the last day of the offering period. A maximum of 2.5 million shares is authorized for purchase until the ESPP plan termination date of May 10, 2022, unless terminated earlier at the discretion of the Board of Directors. Employees purchased approximately 17,000 shares under the ESPP during the year ended December 31, 2016. Approximately 2.4 million shares remain available for purchase under the ESPP as of December 31, 2016.

15. Stock Repurchases:

Our Board of Directors has authorized a total of $2 billion towards the repurchase of shares of our common stock (collectively referred to as the "Share Repurchase Plans"), including a $550 million share repurchase authorization in 2016. The Share Repurchase Plans authorize open market repurchase transactions and do not have a stated expiration date. As of December 31, 2016, $646.0 million of shares may still be repurchased under the Share Repurchase Plans.

On February 10, 2016, the Company entered into a Fixed Dollar Accelerated Share Repurchase Transaction (the “First ASR Agreement”) with Merrill Lynch International (“Merrill Lynch”), acting through its agent, Merrill Lynch, Pierce, Fenner and Smith Incorporated to effect an accelerated stock buyback of the Company’s common stock (the “Common Stock”).

Under the First ASR Agreement, on February 10, 2016, the Company paid Merrill Lynch an initial purchase price of $200.0 million, and Merrill Lynch delivered to the Company a total of 1.3 million shares of Common Stock, representing approximately 75% of the shares expected to be purchased under the ASR Agreement. The First ASR Agreement was completed in the third quarter and Merrill Lynch delivered an additional 0.2 million shares of Common Stock to the Company.

On August 1, 2016, the Company entered into another Fixed Dollar ASR Agreement (the "Second ASR Agreement) with Wells Fargo to effect an accelerated stock buyback of Common Stock.

Under the Second ASR Agreement, on August 1, 2016, the Company paid Wells Fargo an initial purchase price of $100.0 million, and Wells Fargo delivered to the Company a total of 0.5 million shares of Common Stock, representing approximately 75% of the shares expected to be purchased under the Second ASR Agreement. The Second ASR Agreement was completed in the fourth quarter and Wells Fargo delivered an additional 0.2 million shares of Common Stock to the Company.

We also repurchased 0.2 million shares for $33.3 million and 0.3 million shares for $32.0 million for the years ended December 31, 2016 and 2015, respectively, from employees who surrendered their shares to satisfy minimum tax withholding obligations upon the vesting of stock-based compensation awards.

16. Restructuring Charges:

We record restructuring charges associated with management-approved restructuring plans to reorganize or to remove duplicative headcount and infrastructure within our businesses. Restructuring charges include severance costs to eliminate a specified number of employees, infrastructure charges to vacate facilities and consolidate operations, contract cancellation costs and other related activities. The timing of associated cash payments is dependent upon the type of restructuring charge and can extend over a multi-year period. Restructuring charges are not included in our calculation of segment profit (loss), as more fully explained in Note 18.

Restructuring Activities in 2016

Information regarding the restructuring charges for all ongoing activities are presented in the table below (in millions):

	Incurred in 2016	Incurred to Date	Total Expected to be Incurred
Severance and related expense	$(0.2)	$9.3	$9.3
Asset write-offs and accelerated depreciation	0.3	2.4	2.4
Lease termination	—	0.2	0.2
Other	1.7	3.7	4.1
Total	$1.8	$15.6	$16.0
While restructuring charges are excluded from our calculation of segment profit (loss), the table below presents the restructuring charges associated with each segment (in millions):

	Incurred in 2016	Incurred to Date	Total Expected to be Incurred
Residential Heating & Cooling	$—	$0.9	$0.9
Commercial Heating & Cooling	0.2	1.1	1.1
Refrigeration	(0.1)	11.9	11.9
Corporate & Other	1.7	1.7	2.1
Total	$1.8	$15.6	$16.0

Restructuring accruals are included in Accrued expenses in the accompanying Consolidated Balance Sheets. The activity within the restructuring accruals is summarized in the tables below (in millions):

Description of Reserves:	Balance as of December 31, 2015	Charged to Earnings	Cash Utilization	Non-Cash Utilization and Other	Balance as of December 31, 2016
Severance and related expense	$0.7	$(0.2)	$(0.5)	$—	$—
Asset write-offs and accelerated depreciation	—	0.3	(0.2)	(0.1)	—
Equipment moves	—	—	—	—	—
Lease termination	0.2	—	(0.2)	—	—
Other	—	1.7	(1.8)	0.1	—
Total restructuring reserves	$0.9	$1.8	$(2.7)	$—	$—

Description of Reserves:	Balance as of December 31, 2014	Charged to Earnings	Cash Utilization	Non-Cash Utilization and Other	Balance as of December 31, 2015
Severance and related expense	$1.5	$2.6	$(2.9)	$(0.5)	$0.7
Asset write-offs and accelerated depreciation	0.1	0.3	(0.2)	(0.2)	—
Equipment moves	—	—	—	—	—
Lease termination	—	0.2	—	—	0.2
Other	—	0.1	(0.1)	—	—
Total restructuring reserves	$1.6	$3.2	$(3.2)	$(0.7)	$0.9

17. Earnings Per Share:

Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net income by the sum of the weighted-average number of shares and the number of equivalent shares assumed outstanding, if dilutive, under our stock-based compensation plans.

The computations of basic and diluted earnings per share for Income from continuing operations were as follows (in millions, except per share data):

	For the Years Ended December 31,
	2016	2015	2014
Net income	$277.8	$186.6	$205.8
Add: Loss from discontinued operations	0.8	0.6	2.3
Income from continuing operations	$278.6	$187.2	$208.1

Weighted-average shares outstanding – basic	43.4	44.9	47.9
Add: Potential effect of diluted securities attributable to stock-based payments	0.6	0.7	0.7
Weighted-average shares outstanding – diluted	44.0	45.6	48.6

Earnings per share - Basic:
Income from continuing operations	$6.41	$4.17	$4.35
Loss from discontinued operations	(0.02)	(0.01)	(0.05)
Net income	$6.39	$4.16	$4.30

Earnings per share - Diluted:
Income from continuing operations	$6.34	$4.11	$4.28
Loss from discontinued operations	(0.02)	(0.02)	(0.05)
Net income	$6.32	$4.09	$4.23

The following stock appreciation rights were outstanding but not included in the diluted earnings per share calculation because the assumed exercise of such rights would have been anti-dilutive (in millions, except for per share data):

	For the Years Ended December 31,
	2016	2015	2014
Weighted-average number of shares	—	—	0.3
Price ranges per share	$—	$—	$81.11 - $92.64

18. Reportable Business Segments:

Description of Segments

We operate in three reportable business segments of the heating, ventilation, air conditioning and refrigeration (“HVACR”) industry. Our segments are organized primarily by the nature of the products and services we provide. The following table describes each segment:

Segment	Products or Services	Markets Served	Geographic Areas
Residential Heating & Cooling	Furnaces, air conditioners, heat pumps, packaged heating and cooling systems, indoor air quality equipment, comfort control products, replacement parts and supplies	Residential Replacement; Residential New Construction	United States Canada
Commercial Heating & Cooling	Unitary heating and air conditioning equipment, applied systems, controls, installation and service of commercial heating and cooling equipment, variable refrigerant flow commercial products	Light Commercial	United States Canada Europe
Refrigeration	Condensing units, unit coolers, fluid coolers, air- cooled condensers, air handlers, process chillers, controls, compressorized racks, supermarket display cases and systems	Light Commercial; Food Preservation; Non-Food/Industrial	United States Canada Europe Asia Pacific South America

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

Net sales and segment profit (loss) by segment, along with a reconciliation of segment profit (loss) to Operating income, are shown below (in millions):

	For the Years Ended December 31,
	2016	2015	2014
Net Sales (1)
Residential Heating & Cooling	$2,000.8	$1,866.9	$1,736.5
Commercial Heating & Cooling	917.9	887.2	878.5
Refrigeration	722.9	713.3	752.4
	$3,641.6	$3,467.4	$3,367.4
Segment Profit (Loss) (2)
Residential Heating & Cooling	$348.8	$278.4	$235.8
Commercial Heating & Cooling	149.3	130.4	124.0
Refrigeration	68.9	52.9	55.4
Corporate and other	(97.4)	(84.1)	(74.3)
Subtotal segment profit	469.6	377.6	340.9
Reconciliation to Operating income:
Special product quality adjustments	(0.4)	(2.2)	(1.4)
Items in Losses and other expenses, net that are excluded from segment profit (loss) (2)	7.4	15.6	4.7
Restructuring charges	1.8	3.2	1.9
Pension settlement	31.4	—	—
Goodwill impairment	—	5.5	—
Asset impairment	—	44.5	—
One time inventory write down	—	5.6	1.0
Operating income	$429.4	$305.4	$334.7

(1) On a consolidated basis, no revenue from transactions with a single customer were 10% or greater of our consolidated net sales for any of the periods presented.
(2) The Company defines segment profit and loss as a segment's operating income included in the accompanying Consolidated Statements of Operations, excluding:

•	Special product quality adjustments;

•	The following items in Losses and other expenses, net:

◦	Net change in unrealized gains and/or losses on unsettled futures contracts,

◦	Special legal contingency charges,

◦	Asbestos-related litigation,

◦	Environmental liabilities,

◦	Contractor tax payments,

◦	Acquisition costs, and

◦	Other items, net;

•	Restructuring charges;

•	Goodwill and asset impairments;

•	Pension settlement ; and

•	One time inventory write down.

The assets in the Corporate and other segment primarily consist of cash, short-term investments and deferred tax assets. Assets recorded in the operating segments represent those assets directly associated with those segments.

Total assets by segment are shown below (in millions):

	As of December 31,
	2016	2015	2014
Total Assets:
Residential Heating & Cooling	$673.4	$628.3	$632.3
Commercial Heating & Cooling	385.8	363.6	353.4
Refrigeration	442.8	444.9	551.5
Corporate and other	258.3	240.6	227.1
Total assets	$1,760.3	$1,677.4	$1,764.3

Total capital expenditures by segment are shown below (in millions):

	For the Years Ended December 31,
	2016	2015	2014
Capital Expenditures:
Residential Heating & Cooling	$36.7	$28.1	$39.4
Commercial Heating & Cooling	11.5	8.6	14.1
Refrigeration	12.1	11.4	15.8
Corporate and other	24.0	21.8	19.1
Total capital expenditures (1)	$84.3	$69.9	$88.4

(1) Includes amounts recorded under capital leases. There were no significant new capital leases in 2016, 2015 or 2014.

Depreciation and amortization expenses by segment are shown below (in millions):

	For the Years Ended December 31,
	2016	2015	2014
Depreciation and Amortization:
Residential Heating & Cooling	$21.0	$20.7	$20.7
Commercial Heating & Cooling	9.8	9.7	9.3
Refrigeration	9.7	15.5	16.3
Corporate and other	17.6	16.9	14.5
Total depreciation and amortization	$58.1	$62.8	$60.8

The equity method investments are shown below (in millions):

	For the Years Ended December 31,
	2016	2015	2014
Income from Equity Method Investments:
Refrigeration	$4.0	$2.8	$2.5
Residential	14.4	10.6	11.3
Total income from equity method investments	$18.4	$13.4	$13.8

Geographic Information

Net sales for each major geographic area in which we operate are shown below (in millions):

	For the Years Ended December 31,
	2016	2015	2014
Net Sales to External Customers by Point of Shipment:
United States	$2,966.8	$2,793.4	$2,576.4
Canada	218.8	217.7	236.3
International	456.0	456.3	554.7
Total net sales to external customers	$3,641.6	$3,467.4	$3,367.4

Property, plant and equipment, net for each major geographic area in which we operate, based on the domicile of our operations, are shown below (in millions):

	As of December 31,
	2016	2015	2014
Property, Plant and Equipment, net:
United States	$237.6	$224.8	$243.4
Mexico	69.4	60.0	52.4
Canada	1.4	1.2	0.6
International	53.0	53.6	62.2
Total Property, plant and equipment, net	$361.4	$339.6	$358.6

19. Fair Value Measurements:

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

Where available, the fair values were based upon quoted prices in active markets. However, if quoted prices were not available, then the fair values were based upon quoted prices for similar assets or liabilities or independently sourced market parameters, such as credit default swap spreads, yield curves, reported trades, broker/dealer quotes, interest rates and benchmark securities. For assets and liabilities without observable market activity, if any, the fair values were based upon discounted cash flow methodologies incorporating assumptions that, in our judgment, reflect the assumptions a marketplace participant would use. Valuation adjustments to reflect either party's creditworthiness and ability to pay were incorporated into our valuations, where appropriate, as of December 31, 2016 and 2015, the measurement dates. The methodologies used to determine the fair value of our financial assets and liabilities as of December 31, 2016 were the same as those used as of December 31, 2015.

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

Marketable Equity Securities

The following table presents the fair values of an investment in marketable equity securities, related to publicly traded stock of a non-U.S. company, recorded in Other assets, net in the accompanying Consolidated Balance Sheets (in millions):

	As of December 31,
	2016	2015
Quoted Prices in Active Markets for Identical Assets (Level 1):
Investment in marketable equity securities	$4.4	$6.5

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

The fair value of our senior unsecured notes in Long-term debt was based on the amount of future cash flows using current market rates for debt instruments of similar maturities and credit risk. The following table presents the fair value for our senior unsecured notes in Long-term debt (in millions):

	As of December 31,
	2016	2015
Quoted Prices in Active Markets for Similar Instruments (Level 2):
Senior unsecured notes	$499.3	$207.3

20. Selected Quarterly Financial Information (unaudited):

The following tables provide information on Net sales, Gross profit, Net income, Earnings per share and Cash dividends declared per share by quarter (in millions, except per share data):

	Net Sales (1)		Gross Profit (1)		Net Income (Loss) (1)
	2016	2015	2016	2015	2016	2015
First Quarter	$715.2	$685.8	$183.6	$163.0	$24.9	$13.9
Second Quarter	1,019.2	992.5	315.0	283.4	110.7	81.2
Third Quarter	1,010.0	955.0	310.3	273.4	101.7	80.3
Fourth Quarter	897.3	834.1	267.6	227.6	40.4	11.2

	Basic Earnings (Loss) per Share (2)		Diluted Earnings (Loss) per Share (2)		Cash Dividends per Common Share
	2016	2015	2016	2015	2016	2015
First Quarter	$0.57	$0.31	$0.56	$0.31	$0.36	$0.30
Second Quarter	2.54	1.80	2.51	1.78	0.43	0.36
Third Quarter	2.35	1.78	2.33	1.76	0.43	0.36
Fourth Quarter	0.94	0.25	0.93	0.25	0.43	0.36

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

Summary of 2016 Quarterly Results

The following unusual or infrequent pre-tax items were included in the 2016 quarterly results:

1st Quarter. No significant unusual or infrequent items.

2nd Quarter. No significant unusual or infrequent items.

3rd Quarter. No significant unusual or infrequent items.

4th Quarter. As part of our ongoing strategy to de-risk our pension plan obligations, we completed a one-time, lump sum pension buyout in the fourth quarter of 2016 for certain vested participants. As a result of the pension buy-out, we recorded a pension settlement charge of $31 million in the fourth quarter.

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

21. Losses and Other Expenses, net:

Losses and other expenses, net in our Consolidated Statements of Operations were as follows (in millions):

	For the Years Ended December 31,
	2016	2015	2014
Realized losses on settled futures contracts	$1.1	$1.9	$0.8
Foreign currency exchange losses	2.2	3.6	1.6
Losses (gains) on disposal of fixed assets	0.5	0.6	(0.3)
Net change in unrealized losses (gains) on unsettled futures contracts	(3.6)	0.6	0.6
Asbestos-related litigation	6.3	3.0	0.9
Acquisition expenses	0.4	1.0	—
Special legal contingency charges	1.9	7.4	0.9
Environmental liabilities	1.9	1.0	2.0
Contractor tax payments	0.6	2.6	—
Other items, net	—	—	0.3
Losses and other expenses, net	$11.3	$21.7	$6.8

22. Supplemental Information:

Below is information about expenses included in our Consolidated Statements of Operations (in millions):

	For the Years Ended December 31,
	2016	2015	2014
Research and development	$64.6	$62.3	$60.7
Advertising, promotions and marketing (1)	41.0	42.5	41.9
Cooperative advertising expenditures (2)	14.7	13.7	13.1
Rent expense	57.9	53.5	50.5
(1) Cooperative advertising expenditures were not included in these amounts.
(2) Cooperative advertising expenditures were included in Selling, general and administrative expenses in the Consolidated Statements of Operations.

Interest Expense, net

The components of Interest expense, net in our Consolidated Statements of Operations were as follows (in millions):

	For the Years Ended December 31,
	2016	2015	2014
Interest expense, net of capitalized interest	$28.1	$25.2	$18.9
Interest income	1.1	1.6	1.7
Interest expense, net	$27.0	$23.6	$17.2

23. Condensed Consolidating Financial Statements:

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

Condensed consolidating financial statements of the Company, its Guarantor Subsidiaries and Non-Guarantor Subsidiaries as of December 31, 2016 and December 31, 2015 and for the years ended December 31, 2016, 2015 and 2014 are shown on the following pages.

Condensed Consolidating Balance Sheets
As of December 31, 2016
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$1.2	$17.1	$31.9	$—	$50.2
Accounts and notes receivable, net	—	30.6	439.2	—	469.8
Inventories, net	—	314.7	108.9	(5.1)	418.5
Other assets	12.8	48.8	67.5	(61.7)	67.4
Total current assets	14.0	411.2	647.5	(66.8)	1,005.9
Property, plant and equipment, net	—	237.6	123.8	—	361.4
Goodwill	—	134.9	60.2	—	195.1
Investment in subsidiaries	1,166.9	524.7	(0.5)	(1,691.1)	—
Deferred income taxes	6.8	113.5	31.1	(14.7)	136.7
Other assets, net	3.6	40.0	19.0	(1.4)	61.2
Intercompany receivables (payables), net	(382.4)	375.2	80.4	(73.2)	—
Total assets	$808.9	$1,837.1	$961.5	$(1,847.2)	$1,760.3
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$—	$52.4	$—	$52.4
Current maturities of long-term debt	199.3	0.4	0.4	—	200.1
Accounts payable	18.5	248.5	94.2	—	361.2
Accrued expenses	6.3	206.3	53.3	—	265.9
Income taxes payable	(54.0)	89.8	52.5	(79.3)	9.0
Total current liabilities	170.1	545.0	252.8	(79.3)	888.6
Long-term debt	600.9	14.5	0.3	—	615.7
Post-retirement benefits, other than pensions	—	2.8	—	—	2.8
Pensions	—	75.5	12.0	—	87.5
Other liabilities	—	119.1	11.1	(2.5)	127.7
Total liabilities	771.0	756.9	276.2	(81.8)	1,722.3
Commitments and contingencies
Total stockholders' equity	37.9	1,080.2	685.3	(1,765.4)	38.0
Total liabilities and stockholders' equity	$808.9	$1,837.1	$961.5	$(1,847.2)	$1,760.3

Condensed Consolidating Balance Sheets
As of December 31, 2015
(In millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$0.5	$7.8	$30.6	$—	$38.9
Accounts and notes receivable, net	—	25.9	396.9	—	422.8
Inventories, net	—	324.3	98.9	(4.4)	418.8
Other assets	3.3	46.9	67.4	(59.9)	57.7
Total current assets	3.8	404.9	593.8	(64.3)	938.2
Property, plant and equipment, net	—	261.8	77.8	—	339.6
Goodwill	—	134.9	60.2	—	195.1
Investment in subsidiaries	879.0	337.6	(0.6)	(1,216.0)	—
Deferred income taxes	5.4	126.6	28.4	(14.7)	145.7
Other assets, net	1.5	38.2	20.6	(1.5)	58.8
Intercompany receivables (payables), net	(278.6)	253.3	25.3	—	—
Total assets	$611.1	$1,557.3	$805.5	$(1,296.5)	$1,677.4
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$—	$204.1	$—	$204.1
Current maturities of long-term debt	29.8	0.8	0.4	—	31.0
Accounts payable	16.1	237.9	66.1	—	320.1
Accrued expenses	15.8	176.7	50.1	—	242.6
Income taxes payable	(43.0)	106.6	37.9	(75.5)	26.0
Total current liabilities	18.7	522.0	358.6	(75.5)	823.8
Long-term debt	490.4	15.1	0.5	—	506.0
Post-retirement benefits, other than pensions	—	4.1	—	—	4.1
Pensions	—	111.9	8.9	—	120.8
Other liabilities	0.4	114.4	10.5	(4.2)	121.1
Total liabilities	509.5	767.5	378.5	(79.7)	1,575.8
Commitments and contingencies
Total stockholders' equity	101.6	789.8	427.0	(1,216.8)	101.6
Total liabilities and stockholders' equity	$611.1	$1,557.3	$805.5	$(1,296.5)	$1,677.4

Condensed Consolidating Statements of Operations and Comprehensive Income
For the Year Ended December 31, 2016
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$3,117.6	$728.0	$(204.0)	$3,641.6
Cost of goods sold	—	2,203.8	564.5	(203.2)	2,565.1
Gross profit	—	913.8	163.5	(0.8)	1,076.5
Operating expenses:
Selling, general and administrative expenses	—	524.3	96.7	—	621.0
Losses and other expenses, net	(3.3)	9.7	5.1	(0.2)	11.3
Restructuring charges	—	1.9	(0.1)	—	1.8
Goodwill impairment	—	—	—	—	—
Asset impairment	—	—	—	—	—
Pension settlement	—	30.5	0.9	—	31.4
Income from equity method investments	(292.4)	(40.7)	(14.4)	329.1	(18.4)
Operational income	295.7	388.1	75.3	(329.7)	429.4
Interest expense, net	24.4	(2.2)	4.8	—	27.0
Other expense, net	—	—	(0.3)	—	(0.3)
Income from continuing operations before income taxes	271.3	390.3	70.8	(329.7)	402.7
Provision for income taxes	(6.5)	108.2	22.6	(0.2)	124.1
Income from continuing operations	277.8	282.1	48.2	(329.5)	278.6
Loss from discontinued operations	—	—	(0.8)	—	(0.8)
Net income	$277.8	$282.1	$47.4	$(329.5)	$277.8
Other comprehensive income (loss)	$14.0	$8.5	$(14.2)	$1.3	$9.6
Comprehensive Income	$291.8	$290.6	$33.2	$(328.2)	$287.4

Condensed Consolidating Statements of Operations and Comprehensive Income
For the Year Ended December 31, 2015
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,950.6	$701.8	$(185.0)	$3,467.4
Cost of goods sold	—	2,150.9	556.4	(187.3)	2,520.0
Gross profit	—	799.7	145.4	2.3	947.4
Operating expenses:
Selling, general and administrative expenses	—	485.6	94.9	—	580.5
Losses (gains) and other expenses, net	0.7	13.7	7.5	(0.2)	21.7
Restructuring charges	—	(0.5)	3.7	—	3.2
Goodwill Impairment	—	5.5	—	—	5.5
Asset Impairment	—	44.5	—	—	44.5
Pension settlement	—	—	—	—	—
(Income) loss from equity method investments	(201.8)	(5.9)	(10.5)	204.8	(13.4)
Operational income	201.1	256.8	49.8	(202.3)	305.4
Interest expense, net	22.4	(2.0)	3.2	—	23.6
Other expense, net	—	—	(0.8)	—	(0.8)
Income from continuing operations before income taxes	178.7	258.8	47.4	(202.3)	282.6
Provision for income taxes	(7.8)	87.9	14.3	1.0	95.4
Income from continuing operations	186.5	170.9	33.1	(203.3)	187.2
Loss from discontinued operations	—	—	(0.6)	—	(0.6)
Net income	$186.5	$170.9	$32.5	$(203.3)	$186.6
Other comprehensive income (loss)	$(3.5)	$(3.3)	$(40.4)	$(4.0)	$(51.2)
Comprehensive income	$183.0	$167.6	$(7.9)	$(207.3)	$135.4

Condensed Consolidating Statements of Operations and Comprehensive Income
For the Year Ended December 31, 2014
(In millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$2,775.7	$818.0	$(226.3)	$3,367.4
Cost of goods sold	—	2,057.8	628.3	(222.0)	2,464.1
Gross profit	—	717.9	189.7	(4.3)	903.3
Operating expenses:
Selling, general and administrative expenses	—	454.5	119.2	—	573.7
Losses and other expenses, net	—	3.2	3.6	—	6.8
Restructuring charges	—	0.4	1.5	—	1.9
Goodwill impairment	—	—	—	—	—
Asset impairment	—	—	—	—	—
Pension settlement	—	—	—	—	—
Income from equity method investments	(216.4)	(25.4)	(11.3)	239.3	(13.8)
Operational income	216.4	285.2	76.7	(243.6)	334.7
Interest expense, net	16.0	(3.0)	4.2	—	17.2
Other expense, net	—	—	(0.1)	—	(0.1)
Income from continuing operations before income taxes	200.4	288.2	72.6	(243.6)	317.6
Provision for income taxes	(5.6)	91.7	24.9	(1.5)	109.5
Income from continuing operations	206.0	196.5	47.7	(242.1)	208.1
Loss from discontinued operations	—	—	(2.3)	—	(2.3)
Net income	$206.0	$196.5	$45.4	$(242.1)	$205.8
Other comprehensive income (loss)	$(4.1)	$(51.2)	$(34.8)	$(2.3)	$(92.4)
Comprehensive Income	$201.9	$145.3	$10.6	$(244.4)	$113.4

Condensed Consolidating Statements of Cash Flows
For the Year Ended December 31, 2016
(In millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:	$(1.6)	$218.5	$137.6	$—	$354.5
Cash flows from investing activities:
Proceeds from the disposal of property, plant and equipment	—	—	0.2	—	0.2
Purchases of property, plant and equipment	—	(71.5)	(12.8)	—	(84.3)
Net cash used in investing activities	—	(71.5)	(12.6)	—	(84.1)
Cash flows from financing activities:
Short-term borrowings, net	—	—	(2.4)	—	(2.4)
Asset securitization borrowings	—	—	145.0	—	145.0
Asset securitization payments	—	—	(295.0)	—	(295.0)
Long-term debt borrowings	350.0	—	—	—	350.0
Borrowings from credit facility	2,336.5	—	—	—	2,336.5
Long-term debt payments	(57.5)	(0.9)	(0.4)	—	(58.8)
Payments on credit facility	(2,346.0)	—	—	—	(2,346.0)
Payments of deferred financing costs	(4.2)	—	—	—	(4.2)
Proceeds from employee stock purchases	2.6	—	—	—	2.6
Repurchases of common stock to satisfy employee withholding tax obligations	(33.3)	—	—	—	(33.3)
Repurchases of common stock	(300.0)	—	—	—	(300.0)
Excess tax benefits related to share-based payments	19.4	—	—	—	19.4
Intercompany debt	30.0	(65.8)	35.8	—	—
Intercompany financing activity	73.8	(71.0)	(2.8)	—	—
Cash dividends paid	(69.0)	—	—	—	(69.0)
Net cash provided by (used in) financing activities	2.3	(137.7)	(119.8)	—	(255.2)
Increase (decrease) in cash and cash equivalents	0.7	9.3	5.2	—	15.2
Effect of exchange rates on cash and cash equivalents	—	—	(3.9)	—	(3.9)
Cash and cash equivalents, beginning of year	0.5	7.8	30.6	—	38.9
Cash and cash equivalents, end of year	$1.2	$17.1	$31.9	$—	$50.2

Condensed Consolidating Statements of Cash Flows
For the Year Ended December 31, 2015
(In millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:	$226.9	$49.3	$55.0	$—	$331.2
Cash flows from investing activities:
Proceeds from the disposal of property, plant and equipment	—	0.1	—	—	0.1
Purchases of property, plant and equipment	—	(60.2)	(9.7)	—	(69.9)
Net cash used in investing activities	—	(60.1)	(9.7)	—	(69.8)
Cash flows from financing activities:
Short-term borrowings, net	—	—	(1.7)	—	(1.7)
Asset securitization borrowings	—	—	40.0	—	40.0
Asset securitization payments	—	—	(60.0)	—	(60.0)
Long-term debt borrowings	—	—	—	—	—
Borrowings from credit facility	1,671.0	—	—	—	1,671.0
Long-term debt payments	(22.5)	(1.2)	(0.3)	—	(24.0)
Payments on credit facility	(1,807.5)	—	—	—	(1,807.5)
Payments of deferred financing costs	—	—	—	—	—
Proceeds from employee stock purchases	2.4	—	—	—	2.4
Repurchases of common stock to satisfy employee withholding tax obligations	(32.0)	—	—	—	(32.0)
Repurchases of common stock	—	—	—	—	—
Excess tax benefits related to share-based payments	22.4	—	—	—	22.4
Intercompany debt	(9.4)	7.1	2.3	—	—
Intercompany financing activity	7.5	1.2	(8.7)	—	—
Cash dividends paid	(59.3)	—	—	—	(59.3)
Net cash provided by (used in) financing activities	(227.4)	7.1	(28.4)	—	(248.7)
Increase (decrease) in cash and cash equivalents	(0.5)	(3.7)	16.9	—	12.7
Effect of exchange rates on cash and cash equivalents	—	—	(11.3)	—	(11.3)
Cash and cash equivalents, beginning of year	1.0	11.5	25.0	—	37.5
Cash and cash equivalents, end of year	$0.5	$7.8	$30.6	$—	$38.9

Condensed Consolidating Statements of Cash Flows
For the Year Ended December 31, 2014
(In millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:	$328.8	$(97.2)	$(46.8)	$—	$184.8
Cash flows from investing activities:
Proceeds from the disposal of property, plant and equipment	—	1.0	0.1	—	1.1
Purchases of property, plant and equipment	—	(70.5)	(17.9)	—	(88.4)
Net cash used in investing activities	—	(69.5)	(17.8)	—	(87.3)
Cash flows from financing activities:
Short-term borrowings, net	—	—	1.5	—	1.5
Asset securitization borrowings	—	—	100.0	—	100.0
Asset securitization payments	—	—	(40.0)	—	(40.0)
Long-term debt borrowings	300.0	—	—	—	300.0
Borrowings from revolving credit facility	2,073.5	—	—	—	2,073.5
Long-term debt payments	—	(1.9)	(0.4)	—	(2.3)
Payments on revolving credit facility	(1,908.5)	—	—	—	(1,908.5)
Payments of deferred financing costs	(2.2)	—	—	—	(2.2)
Proceeds from employee stock purchases	2.0	—	—	—	2.0
Repurchases of common stock to satisfy employee withholding tax obligations	(22.4)	—	—	—	(22.4)
Repurchases of common stock	(550.3)	—	—	—	(550.3)
Excess tax benefits related to share-based payments	11.8	—	—	—	11.8
Intercompany debt	(0.1)	4.7	(4.6)	—	—
Intercompany financing activity	(180.1)	164.9	15.2	—	—
Cash dividends paid	(52.6)	—	—	—	(52.6)
Net cash provided by (used in) financing activities	(328.9)	167.7	71.7	—	(89.5)
Decrease in cash and cash equivalents	(0.1)	1.0	7.1	—	8.0
Effect of exchange rates on cash and cash equivalents	—	—	(8.5)	—	(8.5)
Cash and cash equivalents, beginning of year	1.1	10.5	26.4	—	38.0
Cash and cash equivalents, end of year	$1.0	$11.5	$25.0	$—	$37.5

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our current management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2016, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting

See “Management's Report on Internal Control Over Financial Reporting” included in Item 8 “Financial Statements and Supplementary Data.”

Attestation Report of the Independent Registered Public Accounting Firm

See “Report of Independent Registered Public Accounting Firm” included in Item 8 “Financial Statements and Supplementary Data.”

Changes in Internal Control Over Financial Reporting

There were no changes during the fourth quarter ended December 31, 2016 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information in the sections of our 2017 Proxy Statement captioned “Proposal 1: Election of Directors, “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance” is incorporated in this Item 10 by reference. Part I, Item 1 “Business - Executive Officers of the Company” of this Annual Report on Form 10-K identifies our executive officers and is incorporated in this Item 10 by reference.

Item 11. Executive Compensation

The sections of our 2017 Proxy Statement captioned “Executive Compensation,” “Director Compensation,” “Corporate Governance - Compensation and Human Resources Committee” and “Certain Relationships and Related Party Transactions - Compensation Committee Interlocks and Insider Participation” are incorporated in this Item 11 by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The sections of our 2017 Proxy Statement captioned “Equity Compensation Plan Information” and “Ownership of Common Stock” are incorporated in this Item 12 by reference. Also, refer to Note 14 in the Notes to the Consolidated Financial Statements for additional information about our equity compensation plans.

Item 13. Certain Relationships and Related Transactions and Director Independence

The sections of our 2017 Proxy Statement captioned “Corporate Governance - Director Independence and - Board Committees” and “Certain Relationships and Related Party Transactions” are incorporated in this Item 13 by reference.

Item 14. Principal Accounting Fees and Services

The section of our 2017 Proxy Statement captioned “Proposal 2: Ratification of the Appointment of KPMG LLP as our Independent Registered Public Accounting Firm for the 2017 Fiscal year” is incorporated in this Item 14 by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Financial Statements

The following financial statements are included in Part II, Item 8 of the Annual Report on Form 10-K:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2016 and 2015

•	Consolidated Statements of Operations for the Years Ended December 31, 2016, 2015 and 2014

•	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2016, 2015 and 2014

•	Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2016, 2015 and 2014

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2016, 2015 and 2014

•	Notes to the Consolidated Financial Statements for the Years Ended December 31, 2016, 2015 and 2014

Financial Statement Schedules

The financial statement schedule included in this Annual Report on Form 10-K is Schedule II - Valuation and Qualifying Accounts and Reserves for the Years Ended December 31, 2016, 2015 and 2014 (see Schedule II immediately following the signature page of this Annual Report on Form 10-K).

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

LENNOX INTERNATIONAL INC.

By: /s/ Todd M. Bluedorn
                            Todd M. Bluedorn
February 20, 2017                 Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ TODD M. BLUEDORN	Chief Executive Officer and Chairman of the Board of Directors	February 20, 2017
Todd M. Bluedorn	(Principal Executive Officer)

/s/ JOSEPH W. REITMEIER	Executive Vice President and Chief Financial Officer	February 20, 2017
Joseph W. Reitmeier	(Principal Financial Officer)

/s/ ROY A. RUMBOUGH	Vice President, Controller and Chief Accounting Officer	February 20, 2017
Roy A. Rumbough	(Principal Accounting Officer)

/s/ TODD J. TESKE	Lead Director	February 20, 2017
Todd J. Teske

/s/ JANET K. COOPER	Director	February 20, 2017
Janet K. Cooper

/s/ JOHN E. MAJOR	Director	February 17, 2017
John E. Major

/s/ JOHN W. NORRIS, III	Director	February 20, 2017
John W. Norris, III

/s/ KAREN H. QUINTOS	Director	February 20, 2017
Karen. H. Quintos

/s/ KIM K.W. RUCKER	Director	February 19, 2017
Kim K.W. Rucker

/s/ MAX H. MITCHELL	Director	February 20, 2017
Max H. Mitchell

/s/ PAUL W. SCHMIDT	Director	February 20, 2017
Paul W. Schmidt

/s/ TERRY D. STINSON	Director	February 20, 2017
Terry D. Stinson

/s/ GREGORY T. SWIENTON	Director	February 20, 2017
Gregory T. Swienton

LENNOX INTERNATIONAL INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the Years Ended December 31, 2016, 2015 and 2014
(In millions)

	Balance at beginning of year	Additions charged to cost and expenses	Write-offs	Recoveries	Other	Balance at end of year
2014:
Allowance for doubtful accounts	$9.8	$2.6	$(4.6)	$1.1	$(1.0)	$7.9
2015:
Allowance for doubtful accounts	$7.9	$2.8	$(4.9)	$1.1	$(0.6)	$6.3
2016
Allowance for doubtful accounts	$6.3	$2.4	$(2.7)	$0.9	$(0.2)	$6.7

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

4.6
Fifth Supplemental Indenture, dated as of August 30, 2016, among LGL Europe Holding Co., each other existing Guarantor under the Indenture, dated as of May 3, 2010, as subsequently supplemented, and US Bank National Association (filed as Exhibit 4.6 to LII’s Quarterly Report on Form 10-Q filed on October 17, 2016, and incorporated by reference).

4.7
Sixth Supplemental Indenture, dated as of November 3, 2016, among LII, each other existing Guarantor under the Indenture, dated as of May 3, 2010, as subsequently supplemented, and US Bank National Association, as trustee (filed as Exhibit 4.2 to LII’s Current Report on Form 8-K filed on November 3 , 2016, and incorporated by reference).

4.8	Form of 3.000% Notes due 2023 (filed as Exhibit 4.3to LII’s Current Report on Form 8-K filed on November 3, 2016, and incorporated by reference).
4.9	Form of 4.900% Note due 2017 (filed as Exhibit 4.3 to LII’s Current Report on Form 8-K filed on May 6, 2010 and incorporated herein by reference).
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

10.4
Sixth Amended and Restated Credit Facility Agreement dated as of August 30, 2016, among Lennox International Inc., a Delaware corporation, the Lenders party thereto, and JPMorgan Chase Bank, National Association, as Administrative Agent (filed as Exhibit 10.1 to LII's Current Report on Form 8-K filed on September 2, 2016 and incorporated herein by reference).

10.5
Amendment No. 4 to Amended and Restated Receivables Purchase Agreement among LPAC Corp., as the Seller, Lennox Industries Inc., as the Master Servicer, Victory Receivables Corporation, as Purchaser, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as Administrative Agent, a Liquidity Bank and a Purchaser Agent, and PNC Bank, National Association, as a Liquidity Bank and a Purchaser Agent, effective as of November 13, 2015 (filed as Exhibit 10.1 to LII’s Current Report on Form 8-K filed on November 18, 2015 and incorporated herein by reference).

10.6
Form of Sixth Amended and Restated Subsidiary Guarantee Agreement for the Sixth Amended and Restated Credit Facility dated as of August 30, 2016 signed by Allied Air Enterprises LLC, Advanced Distributor Products LLC, Heatcraft Inc., Heatcraft Refrigeration Products LLC, Lennox Global Ltd., Lennox Industries Inc., LGL Australia (US) Inc., Lennox National Account Services LLC and LGL Europe Holding Co. (filed as Exhibit 10.1 to LII's Current Report on Form 8-K filed on September 2, 2016 and incorporated herein by reference).

10.7
Amendment No. 5 to Amended and Restated Receivables Purchase Agreement among LPAC Corp., as the Seller, Lennox Industries Inc., as the Master Servicer, Victory Receivables Corporation, as Purchaser and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as Administrative Agent, a Liquidity Bank and a Purchaser Agent, (filed as Exhibit 10.1 to LII's Current Report on Form 8-K filed on July 6, 2016 and incorporated herein by reference).

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
10.13*
Form of Long-Term Incentive Award Agreement for U.S. Employees - Vice President and Above (for use under the 2010 Incentive Plan) (filed as Exhibit 4.5 to LII's Current Report on Form 10-K filed on February 16, 2016 and incorporated herein by reference).

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

10.19*
Form of Employment Agreement entered into between LII and certain executive officers of LII (filed as Exhibit 10.30 to LII's Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference).

10.20*
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

10.22*
Lennox International Inc. Directors' Retirement Plan (as Amended and Restated as of January 1, 2010) (filed as Exhibit 10.1 to LII's Current Report on Form 8-K filed on December 16, 2009 and incorporated herein by reference).

10.23*
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