Form 10-Q
period 2017-03-31
LENNOX INTERNATIONAL INC
filed 2017-04-24
CIK 1069202

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
_________________________________________________
FORM 10-Q
 _________________________________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2017
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

Large Accelerated Filer	[X]	Accelerated Filer	[ ]
Non-Accelerated Filer	[ ]	Smaller Reporting Company	[ ]
		Emerging growth company	[ ]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [ ]    No  [X]
As of April 14, 2017, the number of shares outstanding of the registrant’s common stock, par value $.01 per share, was 42,673,655.

LENNOX INTERNATIONAL INC.
FORM 10-Q
For the three months ended March 31, 2017

i

Part I - Financial Information
Item 1. Financial Statements
LENNOX INTERNATIONAL INC. AND SUBSIDIARIES Consolidated Balance Sheets

(Amounts in millions, except shares and par values)	As of March 31, 2017	As of December 31, 2016
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$48.8	$50.2
Accounts and notes receivable, net of allowances of $6.0 and $6.7 in 2017 and 2016, respectively	513.4	469.8
Inventories, net	522.8	418.5
Other assets	101.4	67.4
Total current assets	1,186.4	1,005.9
Property, plant and equipment, net of accumulated depreciation of $734.1 and $717.2 in 2017 and 2016, respectively	365.6	361.4
Goodwill	197.6	195.1
Deferred income taxes	134.0	136.7
Other assets, net	67.0	61.2
Total assets	$1,950.6	$1,760.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$201.6	$52.4
Current maturities of long-term debt	207.6	200.1
Accounts payable	401.0	361.2
Accrued expenses	224.8	265.9
Income taxes payable	2.5	9.0
Total current liabilities	1,037.5	888.6
Long-term debt	693.9	615.7
Post-retirement benefits, other than pensions	2.4	2.8
Pensions	88.3	87.5
Other liabilities	129.5	127.7
Total liabilities	1,951.6	1,722.3
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 200,000,000 shares authorized, 87,170,197 shares issued	0.9	0.9
Additional paid-in capital	1,034.1	1,046.2
Retained earnings	1,378.1	1,353.0
Accumulated other comprehensive loss	(176.5)	(195.1)
Treasury stock, at cost, 44,436,331 shares and 44,195,250 shares as of March 31,2017 and December 31,2016, respectively	(2,238.0)	(2,167.4)
Noncontrolling interests	0.4	0.4
Total stockholders’ equity	(1.0)	38.0
Total liabilities and stockholders' equity	$1,950.6	$1,760.3
The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES Consolidated Statements of Operations (Unaudited)

(Amounts in millions, except per share data)	For the Three Months Ended March 31,
	2017	2016
Net sales	$793.4	$715.2
Cost of goods sold	582.5	531.6
Gross profit	210.9	183.6
Operating Expenses:
Selling, general and administrative expenses	152.4	140.4
Losses and other expenses, net	3.1	4.3
Restructuring charges (gains)	0.1	(0.2)
Income from equity method investments	(5.5)	(4.6)
Operating income	60.8	43.7
Interest expense, net	7.4	5.8
Income from continuing operations before income taxes	53.4	37.9
Provision for income taxes	9.9	13.0
Income from continuing operations	43.5	24.9
Discontinued Operations:
Loss from discontinued operations before income taxes	—	—
Benefit from income taxes	—	—
Loss from discontinued operations	—	—
Net income	$43.5	$24.9

Earnings per share – Basic:
Income from continuing operations	$1.02	$0.57
Loss from discontinued operations	—	—
Net income	$1.02	$0.57
Earnings per share – Diluted:
Income from continuing operations	$1.00	$0.56
Loss from discontinued operations	—	—
Net income	$1.00	$0.56

Weighted Average Number of Shares Outstanding - Basic	42.8	44.0
Weighted Average Number of Shares Outstanding - Diluted	43.5	44.7

Cash dividends declared per share	$0.43	$0.36

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES Consolidated Statements of Comprehensive Income (Unaudited)

(Amounts in millions)	For the Three Months Ended March 31,
	2017	2016
Net income	$43.5	$24.9
Other comprehensive income (loss):
Foreign currency translation adjustments	15.9	9.5
Net change in pension and post-retirement liabilities	(2.3)	(1.9)
Reclassification of pension and post-retirement benefit losses into earnings	1.9	1.8
Change in fair value of available-for-sale marketable equity securities	0.8	(0.1)
Net change in fair value of cash flow hedges	6.4	2.3
Reclassification of cash flow hedge (gains) losses into earnings	(3.0)	4.8
Other comprehensive income before income taxes	19.7	16.4
Income tax expense	(1.1)	(2.4)
Other comprehensive income, net of tax	18.6	14.0
Comprehensive income	$62.1	$38.9
The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (Unaudited)

(Amounts in millions)	For the Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$43.5	$24.9
Adjustments to reconcile net income to net cash used in operating activities:
Income from equity method investments	(5.5)	(4.6)
Restructuring gains, net of cash paid	—	(0.5)
Provision for bad debts	1.1	1.3
Unrealized gains on derivative contracts	(0.5)	(0.5)
Stock-based compensation expense	4.9	6.3
Depreciation and amortization	15.7	14.2
Deferred income taxes	(1.1)	(0.5)
Other items, net	0.1	0.1
Changes in assets and liabilities, net of effects of divestitures:
Accounts and notes receivable	(40.9)	(44.5)
Inventories	(101.2)	(95.5)
Other current assets	(4.3)	(6.2)
Accounts payable	47.3	67.9
Accrued expenses	(41.7)	(28.0)
Income taxes payable and receivable	(28.0)	(37.6)
Other	3.0	1.6
Net cash used in operating activities	(107.6)	(101.6)
Cash flows from investing activities:
Proceeds from the disposal of property, plant and equipment	0.1	—
Purchases of property, plant and equipment	(24.9)	(23.8)
Net cash used in investing activities	(24.8)	(23.8)
Cash flows from financing activities:
Short-term borrowings, net	(0.8)	(0.4)
Asset securitization borrowings	150.0	—
Asset securitization payments	—	(20.0)
Long-term debt payments	(0.2)	(0.3)
Borrowings from credit facility	583.0	770.5
Payments on credit facility	(497.5)	(392.0)
Proceeds from employee stock purchases	0.7	0.6
Repurchases of common stock	(75.0)	(200.0)
Repurchases of common stock to satisfy employee withholding tax obligations	(13.3)	(16.8)
Cash dividends paid	(18.5)	(16.1)
Net cash provided by financing activities	128.4	125.5
(Decrease) increase in cash and cash equivalents	(4.0)	0.1
Effect of exchange rates on cash and cash equivalents	2.6	1.6
Cash and cash equivalents, beginning of period	50.2	38.9
Cash and cash equivalents, end of period	$48.8	$40.6

Supplemental disclosures of cash flow information:
Interest paid	$2.4	$3.3
Income taxes paid (net of refunds)	$36.7	$51.2
The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. General:

References in this Quarterly Report on Form 10-Q to "we," "our," "us," "LII," or the "Company" refer to Lennox International Inc. and its subsidiaries, unless the context requires otherwise.

Basis of Presentation

The accompanying unaudited Consolidated Balance Sheet as of March 31, 2017, the accompanying unaudited Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016, the accompanying unaudited Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and 2016, and the accompanying unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016 should be read in conjunction with our audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2016. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The accompanying consolidated financial statements contain all material adjustments, consisting principally of normal recurring adjustments, necessary for a fair presentation of our financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to applicable rules and regulations, although we believe that the disclosures herein are adequate to make the information presented not misleading. The operating results for the interim periods are not necessarily indicative of the results that may be expected for a full year.

Our fiscal year ends on December 31 and each quarter is comprised of approximately 13 weeks but the number of days per quarter may vary year-over-year. For convenience, throughout these financial statements, the 13 weeks comprising each quarterly period are denoted by the last day of the respective calendar quarter. The first quarter of 2017 included the benefit of five more days, or 6%, this year than in the first quarter last year. This balances out on a full-year basis with the fourth quarter having 6% fewer days than a year ago.

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

Recently Adopted Accounting Guidance

On March 30, 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which changes the accounting for certain aspects of share-based payments to employees. The new guidance requires entities to record all tax effects related to share-based payments at settlement or expiration through the income statement and the excess tax benefit to be recorded when it arises, subject to normal valuation allowance considerations. This is in comparison to the prior requirement that these excess tax benefits be recognized in additional paid-in capital. The new guidance also requires excess tax benefits to be classified along with other income tax cash flows as an operating activity in the statement of cash flows rather than, as previously required, a financing activity.

We have adopted ASU 2016-09 effective January 1, 2017 on a prospective basis where permitted by the new standard. As a result of this adoption:

•
We recognized discrete tax benefits of $7.4 million in the income taxes line item of our consolidated statement of operations for the three months ended March 31, 2017 related to excess tax benefits upon vesting or settlement in that period.

•	We elected to adopt the cash flow presentation of the excess tax benefits retrospectively where these benefits are classified along with other income tax cash flows as operating cash flows.

•
We have elected to continue to estimate the number of stock-based awards expected to vest, rather than electing to account for forfeitures as they occur to determine the amount of compensation cost to be recognized in each period.

•	We excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of our diluted earnings per share for the three months ended March 31, 2017.

Reclassifications

Certain amounts have been reclassified from the prior year presentation to conform to the current year presentation.

2. Inventories:

The components of inventories are as follows (in millions):

	As of March 31, 2017	As of December 31, 2016
Finished goods	$381.6	$287.2
Work in process	5.9	5.1
Raw materials and parts	192.4	183.4
Subtotal	579.9	475.7
Excess of current cost over last-in, first-out cost	(57.1)	(57.2)
Total inventories, net	$522.8	$418.5

3. Goodwill:
The changes in the carrying amount of goodwill for the first three months of 2017, in total and by segment, are summarized in the table below (in millions):

	Balance at December 31, 2016	Acquisitions / (Dispositions)	Other (1)	Balance at March 31, 2017
Residential Heating & Cooling	$26.1	$—	$—	$26.1
Commercial Heating & Cooling	60.1	—	0.2	60.3
Refrigeration	108.9	—	2.3	111.2
Total Goodwill	$195.1	$—	$2.5	$197.6
 (1) Other consists of changes in foreign currency translation rates.

We perform our annual goodwill impairment test in the fourth quarter of each year. We continue to monitor our reporting units for indicators of impairment throughout the year to determine if a change in facts or circumstances warrants a re-evaluation of our goodwill. In the current year, we have noted no indicators of impairment of our reporting units.

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

Cash Flow Hedges

We have commodity futures contracts and foreign exchange forward contracts designated as cash flow hedges that are scheduled to mature through August 2018 and December 2017, respectively. Unrealized gains or losses from our cash flow hedges are included in Accumulated other comprehensive loss (“AOCL”) and are expected to be reclassified into earnings within the next 18 months based on the prices of the commodities and foreign currencies at the settlement dates. We recorded the following amounts in AOCL related to our cash flow hedges (in millions):

	As of March 31, 2017	As of December 31, 2016
Unrealized gains on unsettled contracts	$(12.3)	$(8.9)
Income tax expense	4.5	3.3
Gains included in AOCL, net of tax (1)	$(7.8)	$(5.6)
(1) Assuming commodity and foreign currency prices remain constant, we expect to reclassify $7.3 million of derivative gains into earnings within the next 12 months.

We had the following outstanding commodity futures contracts designated as cash flow hedges (in millions of pounds):

	As of March 31, 2017	As of December 31, 2016
Copper	26.0	30.4

We had the following outstanding foreign exchange forward contracts designated as cash flow hedges (in millions):

	As of March 31, 2017	As of December 31, 2016
Notional Amounts (in local currency):
Mexican Peso	232.0	310.1
Canadian Dollar	—	24.9

Derivatives not Designated as Cash Flow Hedges

For commodity derivatives not designated as cash flow hedges, we follow the same hedging strategy as derivatives designated as cash flow hedges, except that we elect not to designate them as cash flow hedges at the inception of the arrangement. We had the following outstanding commodity futures contracts not designated as cash flow hedges (in millions of pounds):

	As of March 31, 2017	As of December 31, 2016
Copper	2.2	2.4
Aluminum	2.4	2.6
We also had the following outstanding foreign currency forward contracts not designated as cash flow hedges (in millions):

	As of March 31, 2017	As of December 31, 2016
Notional Amounts (in local currency):
Chinese Yuan	13.0	10.5
Mexican Peso	59.5	64.5
Euro	43.0	46.9
British Pound	0.6	1.3
Indian Rupee	488.5	584.6

Information about the Locations and Amounts of Derivative Instruments

The following tables provide the locations and amounts of derivative fair values in the Consolidated Balance Sheets and derivative gains and losses in the Consolidated Statements of Operations (in millions):

	Fair Values of Derivative Instruments (1)
	Derivatives Designated as Hedging Instruments		Derivatives Not Designated as Hedging Instruments
	As of March 31, 2017	As of December 31, 2016	As of March 31, 2017	As of December 31, 2016
Current Assets:
Other Assets
Commodity futures contracts	$11.0	$8.7	$1.2	$0.7
Foreign currency forward contracts	0.6	0.5	0.1	0.2
Non-Current Assets:
Other Assets, net
Commodity futures contracts	0.9	1.9	0.1	0.2
Total Assets	$12.5	$11.1	$1.4	$1.1
Current Liabilities:
Accrued Expenses
Commodity futures contracts	$—	$—	$—	$—
Foreign currency forward contracts	—	0.8	2.0	3.2
Non-Current Liabilities:
Other Liabilities
Commodity futures contracts	—	—	—	—
Foreign currency forward contracts	—	—	—	—
Total Liabilities	$—	$0.8	$2.0	$3.2
 (1) All derivative instruments are classified as Level 2 within the fair value hierarchy. See Note 15 for more information.

Derivatives Designated as Cash Flow Hedges	For the Three Months Ended March 31,
	2017	2016
Amount of (Gain)/Loss reclassified from AOCL into Income (effective portion) (1)	$(3.0)	$4.8
Amount of Loss recognized in Net income (ineffective portion) (2)	$1.1	$0.1

Derivatives Not Designated as Hedging Instruments	For the Three Months Ended March 31,
	2017	2016
Amount of (Gain)/Loss Recognized in Net Income:
Commodity futures contracts (2)	$(0.8)	$—
Foreign currency forward contracts (2)	(0.7)	0.3
	$(1.5)	$0.3
(1) The (gain)/loss was recorded in Cost of goods sold in the accompanying Consolidated Statements of Operations.
(2) The (gain)/loss was recorded in Losses and other expenses, net in the accompanying Consolidated Statements of Operations.

5. Income Taxes:

As of March 31, 2017, we had approximately $2.4 million in total gross unrecognized tax benefits. Of this amount, $2.3 million, if recognized, would be recorded through the Consolidated Statement of Operations. As of March 31, 2017, we had approximately $0.1 million (net of federal tax benefits) in interest and penalties recognized in income tax expense in accordance with FASB Accounting Standards Codification (“ASC”) Topic 740.

We are currently under examination for our U.S. federal income taxes under the Internal Revenue Service's Compliance Assurance Program for 2017, 2016 and 2015 and are subject to examination by numerous other taxing authorities in the U.S. and in jurisdictions such as Australia, Belgium, France, Canada, and Germany. We are generally no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by taxing authorities for years prior to 2011.

Since January 1, 2017, numerous states and the District of Columbia have enacted legislation effective for tax years beginning on or after January 1, 2017, including changes to tax rates. The impact of these changes is immaterial.

On March 30, 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which changes the accounting for certain aspects of share-based payments to employees. The new guidance requires entities to record all tax effects related to share-based payments at settlement or expiration through the income statement and the excess tax benefit to be recorded when it arises. The new guidance also requires excess tax benefits to be classified along with other income tax cash flows as an operating activity in the statement of cash flows rather than, as previously required, a financing activity. We recognized discrete tax benefits of $7.4 million in the income taxes line item of our consolidated statement of operations for the three months ended March 31, 2017 related to excess tax benefits upon vesting or settlement in that period.

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

Liabilities for estimated product warranty costs related to continuing operations are included in the following captions on the accompanying Consolidated Balance Sheets (in millions):

	As of March 31, 2017	As of December 31, 2016
Accrued expenses	$30.8	$30.0
Other liabilities	71.8	71.1
Total warranty liability	$102.6	$101.1
The changes in product warranty liabilities related to continuing operations for the three months ended March 31, 2017 were as follows (in millions):

Total warranty liability as of December 31, 2016	$101.1
Warranty claims paid	(5.2)
Changes resulting from issuance of new warranties	8.2
Changes in estimates associated with pre-existing liabilities	(1.7)
Changes in foreign currency translation rates and other	0.2
Total warranty liability as of March 31, 2017	$102.6

We have incurred, and will likely continue to incur, product costs not covered by insurance or our suppliers’ warranties, which is not included in the estimated warranty liabilities tables immediately above. Also, to satisfy our customers and protect our brands, we have repaired or replaced installed products experiencing quality-related issues, and will likely continue such repairs and replacements. We currently estimate our probable liability for a certain supplier quality issue within a range of $0.9 million and $9.1 million with all amounts in that range equally likely. We have accrued a $0.9 million liability in Accrued expenses on the Consolidated Balance Sheet at March 31, 2017. The supplier is reimbursing the majority of costs related to this liability.

Litigation

We are involved in a number of claims and lawsuits incident to the operation of our businesses. Insurance coverages are maintained and estimated costs are recorded for such claims and lawsuits, including costs to settle claims and lawsuits, based on experience involving similar matters and specific facts known.

Some of these claims and lawsuits allege personal injury or health problems resulting from exposure to asbestos that was integrated into certain of our products. We have never manufactured asbestos and have not incorporated asbestos-containing components into our products for several decades. A substantial majority of asbestos-related claims have been covered by insurance or other forms of indemnity or have been dismissed without payment. The remainder of our closed cases have been resolved for amounts that are not material, individually or in the aggregate. Our defense costs for asbestos-related claims are generally covered by insurance; however, our insurance coverage for settlements and judgments for asbestos-related claims varies depending on several factors and are subject to policy limits, so we may have greater financial exposure for future settlements and judgments. For the three months ended March 31, 2017 and 2016, expense for asbestos-related litigation was $1.7 million and $0.8 million, respectively, net of probable insurance recoveries, for known and future asbestos-related litigation.

In October 2016, we self-reported to the Securities and Exchange Commission (SEC) and the Department of Justice (DOJ) an alleged payment in the amount of 30,000 rubles (approximately US $475) to a Russian customs broker or official. Under the oversight of our Audit Committee, we initiated an investigation into this matter with the assistance of external legal counsel and external forensic accountants. The alleged payment was purportedly made to release a shipment of goods being held by Russian customs officials due to inaccurate paperwork. The value of the shipment was approximately €62,000(approximately US $68,500). The allegations are related to our subsidiary in Russia, which had 2016 annual sales of US $4 million. The scope of the investigation was later expanded to include our operations in Poland and Ukraine. To date, the investigation has not resulted in any evidence of other potentially improper payments. However, the investigation has raised questions regarding possible irregularities with respect to possible non-compliance with customs documents and procedures related to these operations. The investigation is ongoing. We continue to fully cooperate with the SEC and the DOJ regarding this matter. We do not anticipate any material adverse effect on our business or financial condition as a result of this matter.

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

7. Lines of Credit and Financing Arrangements:

The following table summarizes our outstanding debt obligations and their classification in the accompanying Consolidated Balance Sheets (in millions):

	As of March 31, 2017	As of December 31, 2016
Short-Term Debt:
Asset Securitization Program	$200.0	$50.0
Foreign obligations	1.6	2.4
Total short-term debt	$201.6	$52.4
Current maturities of long-term debt:
Capital lease obligations	$0.7	$0.8
Domestic credit facility	7.5	—
Senior unsecured notes	200.0	200.0
Debt issuance costs	(0.6)	(0.7)
Total current maturities of long-term debt	$207.6	$200.1
Long-Term Debt:
Capital lease obligations	$14.9	$15.0
Domestic credit facility	334.0	256.0
Senior unsecured notes	350.0	350.0
Debt issuance costs	(5.0)	(5.3)
Total long-term debt	$693.9	$615.7
Total debt	$1,103.1	$868.2

Short-Term Debt

Foreign Obligations

Through several of our foreign subsidiaries, we have facilities available to assist in financing seasonal borrowing needs for our foreign locations. We had $1.6 million and $2.4 million of foreign obligations as of March 31, 2017 and December 31, 2016, respectively, that were primarily borrowings under non-committed facilities. Proceeds on these facilities were $0.3 million and $1.2 million during the three months ended March 31, 2017 and 2016, respectively. Repayments on the facilities were $1.1 million and $1.6 million during the three months ended March 31, 2017 and 2016, respectively.

Asset Securitization Program

Under the Asset Securitization Program (“ASP”), we are eligible to sell beneficial interests in a portion of our trade accounts receivable to a financial institution for cash. The ASP contains a provision whereby we retain the right to repurchase all of the outstanding beneficial interests transferred. Our continued involvement with the transferred assets includes servicing, collection and administration of the transferred beneficial interests. The accounts receivable securitized under the ASP are high-quality domestic customer accounts that have not aged significantly. The receivables represented by the retained interest that we service are exposed to the risk of loss for any uncollectible amounts in the pool of receivables sold under the ASP. The fair values assigned to the retained and transferred interests are based on the sold accounts receivable carrying value given the short term to maturity and low credit risk. The sale of the beneficial interests in our trade accounts receivable are reflected as secured borrowings in the accompanying Consolidated Balance Sheets and proceeds received are included in Cash flows from financing activities in the accompanying Consolidated Statements of Cash Flows.

The ASP provides for a maximum securitization range from $200.0 million to $325.0 million, depending on the period. The maximum capacity under the ASP is the lesser of the maximum securitization amount or 100% of the net pool balance less allowances, as defined by the ASP. Eligibility for securitization is limited based on the amount and quality of the qualifying accounts receivable and is calculated monthly. The eligible amounts available and beneficial interests sold were as follows (in millions):

	As of March 31, 2017	As of December 31, 2016
Eligible amount available under the ASP on qualified accounts receivable	$200.0	$250.0
Beneficial interest sold	200.0	50.0
Remaining amount available	$—	$200.0
We pay certain discount fees to use the ASP and to have the facility available to us. These fees relate to both the used and unused portions of the securitization. The used fee is based on the beneficial interest sold and calculated on floating commercial paper rates determined by the purchaser of the beneficial interest, plus a program fee of 0.65%. The average rates for March 31, 2017 and December 31, 2016 were 1.70% and 1.66%, respectively. The unused fee is based on 102% of the maximum available amount less the beneficial interest sold and is calculated at a 0.33% fixed rate throughout the term of the agreement. In addition, a 0.05% unused fee is charged on incremental available amounts above $200 million during certain months of the year. We recorded these fees in Interest expense, net in the accompanying Consolidated Statements of Operations.

The ASP contains certain restrictive covenants relating to the quality of our accounts receivable and cross-default provisions with our Sixth Amended and Restated Credit Facility Agreement ("Domestic Credit Facility"), senior unsecured notes and any other indebtedness we may have over $75.0 million. The administrative agent under the ASP is also a participant in our Domestic Credit Facility. The participating financial institutions have investment grade credit ratings. We continue to evaluate their credit ratings and have no reason to believe they will not perform under the ASP. As of March 31, 2017, we believe we were in compliance with all covenant requirements.

Long-Term Debt

Domestic Credit Facility

On August 30, 2016, we replaced an earlier $950.0 million credit facility with a $900.0 million credit facility (the "Domestic Credit Facility"), which consisted of a $650.0 million unsecured revolving credit facility and a $250.0 million unsecured term loan and matures in August 2021 (the "Maturity Date"). Under our Domestic Credit Facility, we had outstanding borrowings of $341.5 million, of which $220.0 million was the term loan balance, as well as $4.4 million committed to standby letters of credit as of March 31, 2017. Subject to covenant limitations, $524.1 million was available for future borrowings. The unsecured term loan also matures on the Maturity Date and requires quarterly principal repayments of $7.5 million; however, we made $30.0 million of required principal repayments for 2017 in November 2016. The revolving credit facility allows up to $100.0 million of letters of credit to be issued and also includes a subfacility for swingline loans of up to $65.0 million. Additionally, at our request and subject to certain conditions, the commitments under the Domestic Credit Facility may be increased by a maximum of $350.0 million as long as existing or new lenders agree to provide such additional commitments.

Our weighted average borrowing rate on the facility was as follows:

	As of March 31, 2017	As of December 31, 2016
Weighted average borrowing rate	2.23%	2.00%
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

Each of our major debt agreements contains provisions by which a default under one agreement causes a default in the others (a "cross default"). If a cross default under the Domestic Credit Facility, our senior unsecured notes, our lease of our corporate headquarters in Richardson, Texas (recorded as an operating lease), or our ASP were to occur, it could have a wider impact on our liquidity than might otherwise occur from a default of a single debt instrument or lease commitment. If any event of default occurs and is continuing, lenders with a majority of the aggregate commitments may require the administrative agent to terminate our right to borrow under our Domestic Credit Facility and accelerate amounts due under our Domestic Credit Facility (except for a bankruptcy event of default, in which case such amounts will automatically become due and payable and the lenders’ commitments will automatically terminate). As of March 31, 2017, we believe we were in compliance with all covenant requirements.

Senior Unsecured Notes

We issued $350.0 million of senior unsecured notes in November 2016 (the "2016 Notes") which will mature on November 15, 2023 with interest being paid on May 15 and November 15 at 3.00% per annum semiannually. We also have $200.0 million of senior unsecured notes issued in 2010 (the "2010 Notes") which will mature on May 15, 2017 with interest being paid at 4.90%  per annum semiannually. Both Notes are guaranteed, on a senior unsecured basis, by each of our domestic subsidiaries that guarantee payment by us of any indebtedness under our Domestic Credit Facility. The indenture governing the Notes contains covenants that, among other things, limit our ability and the ability of the subsidiary guarantors to: create or incur certain liens; enter into certain sale and leaseback transactions; enter into certain mergers, consolidations and transfers of substantially all of our assets; and, in the case of the 2010 Notes, transfer certain properties. The indenture also contains a cross default provision which is triggered if we default on other debt of at least $75.0 million in principal which is then accelerated, and such acceleration is not rescinded within 30 days of the notice date. As of March 31, 2017, we believe we were in compliance with all covenant requirements.

8. Pension and Post-retirement Benefit Plans:

The components of net periodic benefit cost were as follows (in millions):

	For the Three Months Ended March 31,
	2017	2016	2017	2016
	Pension Benefits		Other Benefits
Service cost	$1.3	$1.1	$—	$—
Interest cost	3.2	3.7	—	—
Expected return on plan assets	(5.4)	(5.1)	—	—
Amortization of prior service cost	0.1	0.1	(0.6)	(0.8)
Recognized actuarial loss	2.1	2.1	0.3	0.4
Settlements and curtailments	0.3	—	—	—
Net periodic benefit cost (1)	$1.6	$1.9	$(0.3)	$(0.4)

(1) All net periodic benefit cost for the three months ended March 31, 2017 and 2016 related to continuing operations.

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

	For the Three Months Ended March 31,
	2017	2016
Stock-based compensation expense (1)	$4.9	$6.3
(1) All expense was recorded in our Corporate and Other business segment.

10. Stock Repurchases:

Our Board of Directors has authorized a total of $2 billion towards the repurchase of shares of our common stock (collectively referred to as the "Share Repurchase Plans"), including a $550 million share repurchase authorization in 2016. The Share Repurchase Plans authorize open market repurchase transactions and do not have a stated expiration date. As of March 31, 2017, $571 million of shares may yet be repurchased under the Share Repurchase Plans.

On February 9, 2017, the Company entered into a Fixed Dollar Accelerated Share Repurchase Transaction (the “ASR Agreement”) with J.P. Morgan Stanley, to effect an accelerated stock buyback of the Company’s common stock (the “Common Stock”).

Under the ASR Agreement, on February 9, 2017, the Company paid J.P. Morgan Stanley an initial purchase price of $75 million, and J.P. Morgan Stanley delivered to the Company approximately 0.4 million shares of Common Stock, representing approximately 85% of the shares expected to be purchased under the ASR Agreement. The ASR Agreement will be completed in the second quarter of 2017.

We also repurchased 0.1 million shares for $13.3 million during the three months ended March 31, 2017 from employees who surrendered their shares to satisfy minimum tax withholding obligations upon the exercise of long-term incentive awards.

11. Comprehensive Income:

The following table provides information on items not reclassified in their entirety from AOCL to Net income in the accompanying Consolidated Statements of Operations (in millions):

	For the Three Months Ended March 31,		Affected Line Item(s) in the Consolidated Statements of Operations
	2017	2016
(Losses)/Gains on cash flow hedges:
Commodity futures contracts	$3.0	$(4.8)	Cost of goods sold
Income tax benefit	(1.0)	1.7	Provision for income taxes
Net of tax	$2.0	$(3.1)

Defined Benefit Plan items:
Pension and post-retirement benefit costs	$(1.9)	$(1.8)	Cost of goods sold; Selling, general and administrative expenses
Income tax benefit	0.6	0.6	Provision for income taxes
Net of tax	$(1.3)	$(1.2)

Total reclassifications from AOCL	$0.7	$(4.3)

The following table provides information on changes in AOCL, by component (net of tax), for the three months ended March 31, 2017 (in millions):

	(Losses) Gains on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Securities	Defined Benefit Pension Plan Items	Foreign Currency Translation Adjustments	Total AOCL
Balance as of December 31, 2016	$5.6	$2.3	$(130.0)	$(73.0)	$(195.1)
Other comprehensive (loss) income before reclassifications	4.2	0.8	(1.6)	15.9	19.3
Amounts reclassified from AOCL	(2.0)	—	1.3	—	(0.7)
Net other comprehensive (loss) income	2.2	0.8	(0.3)	15.9	18.6
Balance as of March 31,2017	$7.8	$3.1	$(130.3)	$(57.1)	$(176.5)

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

Restructuring Activities in 2017

Information regarding the restructuring charges for all ongoing activities is presented in the following table (in millions):

	Charges Incurred in 2017	Charges Incurred to Date	Total Charges Expected to be Incurred
Severance and related (gains) expense	$—	$9.3	$9.3
Asset write-offs and accelerated depreciation	0.1	2.5	2.5
Equipment moves	—	—	—
Lease termination	—	0.2	0.2
Other	—	3.7	4.1
Total restructuring charges	$0.1	$15.7	$16.1
While restructuring charges are excluded from our calculation of segment profit (loss), the table below presents the restructuring charges associated with each segment (in millions):

	Charges Incurred in 2017	Charges Incurred to Date	Total Charges Expected to be Incurred
Residential Heating & Cooling	$—	$0.9	$0.9
Commercial Heating & Cooling	—	1.1	1.1
Refrigeration	0.1	12.0	12.0
Corporate & Other	—	1.7	2.1
Total restructuring charges	$0.1	$15.7	$16.1
Restructuring accruals are included in Accrued expenses in the accompanying Consolidated Balance Sheets. The table below details the activity in 2017 within the restructuring accruals (in millions):

	Balance as of December 31, 2016	Included in Earnings	Cash Utilization	Non-Cash Utilization and Other	Balance as of March 31, 2017
Severance and related expense	$—	$—	$—	$—	$—
Asset write-offs and accelerated depreciation	—	0.1	(0.1)	—	—
Equipment moves	—	—	—	—	—
Lease termination	—	—	—		—
Other	—	—	—	—	—
Total restructuring accruals	$—	$0.1	$(0.1)	$—	$—

13. Earnings Per Share:

Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net income by the sum of the weighted-average number of shares and the number of equivalent shares assumed outstanding, if dilutive, under our stock-based compensation plans.

The computations of basic and diluted earnings per share for Income from continuing operations were as follows (in millions, except per share data):

	For the Three Months Ended March 31,
	2017	2016
Net income	$43.5	$24.9
Add: Loss from discontinued operations	—	—
Income from continuing operations	$43.5	$24.9

Weighted-average shares outstanding – basic	42.8	44.0
Add: Potential effect of dilutive securities attributable to stock-based payments	0.7	0.7
Weighted-average shares outstanding – diluted	43.5	44.7

Earnings per share – Basic:
Income from continuing operations	$1.02	$0.57
Loss from discontinued operations	—	—
Net income	$1.02	$0.57

Earnings per share – Diluted:
Income from continuing operations	$1.00	$0.56
Loss from discontinued operations	—	—
Net income	$1.00	$0.56

The following stock appreciation rights and restricted stock units were outstanding but not included in the diluted earnings per share calculation because the assumed exercise of such rights would have been anti-dilutive (in millions, except for per share data):

	For the Three Months Ended March 31,
	2017	2016
Weighted-average number of shares	0.2	0.3
Price range per share	$156.94	$124.97 - $131.94

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

Segment Data

Net sales and segment profit (loss) for each segment, along with a reconciliation of segment profit (loss) to Operating income, are shown below (in millions):

	For the Three Months Ended March 31,
	2017	2016
Net sales
Residential Heating & Cooling	$419.8	$377.3
Commercial Heating & Cooling	195.5	170.3
Refrigeration	178.1	167.6
	$793.4	$715.2

Segment profit (loss) (1)
Residential Heating & Cooling	$42.5	$38.3
Commercial Heating & Cooling	19.1	14.2
Refrigeration	14.1	9.0
Corporate and other	(11.0)	(14.8)
Total segment profit	64.7	46.7
Reconciliation to Operating income:
Special product quality adjustments	—	(0.4)
Items in Losses and other expenses, net that are excluded from segment profit (loss) (1)	3.8	3.6
Restructuring charges (gains)	0.1	(0.2)
Operating income	$60.8	$43.7
(1) The Company defines segment profit and loss as a segment's operating income included in the accompanying Consolidated Statements of Operations, excluding:

•	Special product quality adjustments;

•	The following items in Losses (gains) and other expenses, net:

◦	Net change in unrealized losses (gains) on unsettled futures contracts,

◦	Special legal contingency charges,

◦	Asbestos-related litigation,

◦	Contractor tax payments,

◦	Environmental liabilities,

◦	Acquisition costs,

◦	Other items, net; and

•	Restructuring charges (gains).

Total Assets by Segment

Except for the seasonal increase in total assets across all reportable segments, there have not been any material changes in the composition of total assets by segment since December 31, 2016.

15. Fair Value Measurements:

Fair Value Hierarchy

The methodologies used to determine the fair value of our financial assets and liabilities at March 31, 2017 were the same as those used at December 31, 2016.

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

Marketable Equity Securities

The following table presents the fair values of an investment in marketable equity securities, classified as Level 1 and related to publicly traded stock of a non-U.S. company, recorded in Other assets, net in the accompanying Consolidated Balance Sheets (in millions):

	As of March 31, 2017	As of December 31, 2016
Investment in marketable equity securities	$5.2	$4.4

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

	As of March 31, 2017	As of December 31, 2016
Senior unsecured notes	$505.6	$499.3

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

The condensed consolidating financial statements reflect the investments in subsidiaries of the Company using the equity method of accounting. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. Condensed consolidating financial statements of the Company, its Guarantor Subsidiaries and Non-Guarantor Subsidiaries as of March 31, 2017 and December 31, 2016 and for the three months ended March 31, 2017 and 2016 are shown on the following pages.

Lennox International Inc. and Subsidiaries
Condensed Consolidating Balance Sheets
As of March 31, 2017

(Amounts in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$1.5	$14.0	$33.3	$—	$48.8
Accounts and notes receivable, net	—	45.4	468.0	—	513.4
Inventories, net	—	406.8	127.3	(11.3)	522.8
Other assets	16.1	50.9	89.4	(55.0)	101.4
Total current assets	17.6	517.1	718.0	(66.3)	1,186.4
Property, plant and equipment, net	—	238.9	131.4	(4.7)	365.6
Goodwill	—	134.9	62.7	—	197.6
Investment in subsidiaries	961.7	427.3	(0.6)	(1,388.4)	—
Deferred income taxes	8.1	109.3	31.3	(14.7)	134.0
Other assets, net	2.4	41.2	24.9	(1.5)	67.0
Intercompany receivables (payables), net	(62.1)	62.4	72.9	(73.2)	—
Total assets	$927.7	$1,531.1	$1,040.6	$(1,548.8)	$1,950.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$—	$201.6	$—	$201.6
Current maturities of long-term debt	206.9	0.4	0.3	—	207.6
Accounts payable	18.4	270.8	111.8	—	401.0
Accrued expenses	11.0	163.4	50.4	—	224.8
Income taxes payable	12.3	5.5	64.9	(80.2)	2.5
Total current liabilities	248.6	440.1	429.0	(80.2)	1,037.5
Long-term debt	679.2	14.4	0.3	—	693.9
Post-retirement benefits, other than pensions	—	2.4	—	—	2.4
Pensions	—	76.4	11.9	—	88.3
Other liabilities	0.9	120.2	10.9	(2.5)	129.5
Total liabilities	928.7	653.5	452.1	(82.7)	1,951.6
Commitments and contingencies
Total stockholders' equity	(1.0)	877.6	588.5	(1,466.1)	(1.0)
Total liabilities and stockholders' equity	$927.7	$1,531.1	$1,040.6	$(1,548.8)	$1,950.6

Lennox International Inc. and Subsidiaries
Condensed Consolidating Balance Sheets
As of December 31, 2016

(Amounts in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$1.2	$17.1	$31.9	$—	$50.2
Accounts and notes receivable, net	—	30.6	439.2	—	469.8
Inventories, net	—	314.7	108.9	(5.1)	418.5
Other assets	12.8	48.8	67.5	(61.7)	67.4
Total current assets	14.0	411.2	647.5	(66.8)	1,005.9
Property, plant and equipment, net	—	237.6	123.8	—	361.4
Goodwill	—	134.9	60.2	—	195.1
Investment in subsidiaries	1,166.9	524.7	(0.5)	(1,691.1)	—
Deferred income taxes	6.8	113.5	31.1	(14.7)	136.7
Other assets, net	3.6	40.0	19.0	(1.4)	61.2
Intercompany (payables) receivables, net	(382.4)	375.2	80.4	(73.2)	—
Total assets	$808.9	$1,837.1	$961.5	$(1,847.2)	$1,760.3
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$—	$52.4	$—	$52.4
Current maturities of long-term debt	199.3	0.4	0.4	—	200.1
Accounts payable	18.5	248.5	94.2	—	361.2
Accrued expenses	6.3	206.3	53.3	—	265.9
Income taxes (receivable) payable	(54.0)	89.8	52.5	(79.3)	9.0
Total current liabilities	170.1	545.0	252.8	(79.3)	888.6
Long-term debt	600.9	14.5	0.3	—	615.7
Post-retirement benefits, other than pensions	—	2.8	—	—	2.8
Pensions	—	75.5	12.0	—	87.5
Other liabilities	—	119.1	11.1	(2.5)	127.7
Total liabilities	771.0	756.9	276.2	(81.8)	1,722.3
Commitments and contingencies
Total stockholders' equity	37.9	1,080.2	685.3	(1,765.4)	38.0
Total liabilities and stockholders' equity	$808.9	$1,837.1	$961.5	$(1,847.2)	$1,760.3

Lennox International Inc. and Subsidiaries
Condensed Consolidating Statements of Operations and Comprehensive Income
For the Three Months Ended March 31, 2017

(Amounts in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$686.3	$258.8	$(151.7)	$793.4
Cost of goods sold	—	513.3	217.7	(148.5)	582.5
Gross profit	—	173.0	41.1	(3.2)	210.9
Operating expenses:
Selling, general and administrative expenses	—	130.5	22.1	(0.2)	152.4
Losses (gains) and other expenses, net	0.6	2.0	0.6	(0.1)	3.1
Restructuring charges	—	—	0.1	—	0.1
Income from equity method investments	(48.6)	(12.7)	(4.9)	60.7	(5.5)
Operating income	48.0	53.2	23.2	(63.6)	60.8
Interest expense, net	7.2	(0.8)	1.0	—	7.4
Income from continuing operations before income taxes	40.8	54.0	22.2	(63.6)	53.4
Provision for income taxes	(2.7)	7.1	6.3	(0.8)	9.9
Income from continuing operations	43.5	46.9	15.9	(62.8)	43.5
Loss from discontinued operations	—	—	—	—	—
Net income	$43.5	$46.9	$15.9	$(62.8)	$43.5
Other comprehensive income (loss), net of tax	(71.2)	(29.4)	10.8	108.4	18.6
Comprehensive income	$(27.7)	$17.5	$26.7	$45.6	$62.1

Lennox International Inc. and Subsidiaries
Condensed Consolidating Statements of Operations and Comprehensive Income
For the Three Months Ended March 31, 2016

(Amounts in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$613.8	$143.8	$(42.4)	$715.2
Cost of goods sold	—	460.7	111.3	(40.4)	531.6
Gross profit	—	153.1	32.5	(2.0)	183.6
Operating expenses:
Selling, general and administrative expenses	—	118.9	21.5	—	140.4
Losses and other expenses, net	(0.6)	2.5	2.4	—	4.3
Restructuring gains	—	0.1	(0.3)	—	(0.2)
Income from equity method investments	(28.1)	—	(4.0)	27.5	(4.6)
Operating income	28.7	31.6	12.9	(29.5)	43.7
Interest expense, net	5.3	(0.5)	1.0	—	5.8
Income from continuing operations before income taxes	23.4	32.1	11.9	(29.5)	37.9
Provision for income taxes	(1.5)	11.9	3.5	(0.9)	13.0
Income from continuing operations	24.9	20.2	8.4	(28.6)	24.9
Loss from discontinued operations	—	—	—	—	—
Net income	$24.9	$20.2	$8.4	$(28.6)	$24.9
Other comprehensive loss, net of tax	4.6	2.1	6.3	1.0	14.0
Comprehensive income (loss)	$29.5	$22.3	$14.7	$(27.6)	$38.9

Lennox International Inc. and Subsidiaries
Condensed Consolidating Statements of Cash Flows
For the Three Months Ended March 31, 2017

(Amounts in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$341.2	$(308.6)	$(140.2)	$—	$(107.6)
Cash flows from investing activities:
Proceeds from the disposal of property, plant and equipment	—	—	0.1	—	0.1
Purchases of property, plant and equipment	—	(22.0)	(2.9)	—	(24.9)
Net cash used in investing activities	—	(22.0)	(2.8)	—	(24.8)
Cash flows from financing activities:
Short-term borrowings, net	—	—	(0.8)	—	(0.8)
Asset securitization borrowings	—	—	150.0	—	150.0
Asset securitization payments	—	—	—	—	—
Long-term debt payments	—	(0.1)	(0.1)	—	(0.2)
Borrowings from credit facility	583.0	—	—	—	583.0
Payments on credit facility	(497.5)	—	—	—	(497.5)
Proceeds from employee stock purchases	0.7	—	—	—	0.7
Repurchases of common stock	(75.0)	—	—	—	(75.0)
Repurchases of common stock to satisfy employee withholding tax obligations	(13.3)	—	—	—	(13.3)
Intercompany debt	(29.3)	7.6	21.7	—	—
Intercompany financing activity	(291.0)	320.0	(29.0)	—	—
Cash dividends paid	(18.5)	—	—	—	(18.5)
Net cash provided by financing activities	(340.9)	327.5	141.8	—	128.4
Increase in cash and cash equivalents	0.3	(3.1)	(1.2)	—	(4.0)
Effect of exchange rates on cash and cash equivalents	—	—	2.6	—	2.6
Cash and cash equivalents, beginning of period	1.2	17.1	31.9	—	50.2
Cash and cash equivalents, end of period	$1.5	$14.0	$33.3	$—	$48.8

Lennox International Inc. and Subsidiaries
Condensed Consolidating Statements of Cash Flows
For the Three Months Ended March 31, 2016

(Amounts in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$59.0	$(163.1)	$2.5	$—	$(101.6)
Cash flows from investing activities:
Proceeds from the disposal of property, plant and equipment	—	—	—	—	—
Purchases of property, plant and equipment	—	(20.9)	(2.9)	—	(23.8)
Net cash used in investing activities	—	(20.9)	(2.9)	—	(23.8)
Cash flows from financing activities:
Short-term borrowings, net	—	—	(0.4)	—	(0.4)
Asset securitization borrowings	—	—	—	—	—
Asset securitization payments	—	—	(20.0)	—	(20.0)
Long-term debt payments	—	(0.2)	(0.1)	—	(0.3)
Borrowings from credit facility	770.5	—	—	—	770.5
Payments on credit facility	(392.0)	—	—	—	(392.0)
Proceeds from employee stock purchases	0.6	—	—	—	0.6
Repurchases of common stock	(200.0)	—	—	—	(200.0)
Repurchases of common stock to satisfy employee withholding tax obligations	(16.8)	—	—	—	(16.8)
Intercompany financing activity	(8.6)	(2.9)	11.5	—	—
Intercompany investments	(196.1)	194.5	1.6	—	—
Cash dividends paid	(16.1)	—	—	—	(16.1)
Net cash provided by financing activities	(58.5)	191.4	(7.4)	—	125.5
Increase in cash and cash equivalents	0.5	7.4	(7.8)	—	0.1
Effect of exchange rates on cash and cash equivalents	—	—	1.6	—	1.6
Cash and cash equivalents, beginning of period	0.5	7.8	30.6	—	38.9
Cash and cash equivalents, end of period	$1.0	$15.2	$24.4	$—	$40.6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on information currently available to management as well as management’s assumptions and beliefs as of the date such statements were made. All statements, other than statements of historical fact, included in this Quarterly Report on Form 10-Q constitute forward-looking statements, including but not limited to statements identified by forward-looking terminology, such as the words “may,” “will,” “should,” “plan,” “anticipate,” “believe,” “intend,” “estimate” and “expect” and similar expressions. Such statements reflect our current views with respect to future events, based on what we believe are reasonable assumptions; however, such statements are subject to certain risks and uncertainties. In addition to the specific uncertainties discussed elsewhere in this Quarterly Report on Form 10-Q, the risk factors set forth in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, and those set forth in Part II, “Item 1A. Risk Factors” of this report, if any, may affect our performance and results of operations. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those in the forward-looking statements. We disclaim any intention or obligation to update or review any forward-looking statements or information, whether as a result of new information, future events or otherwise, except as required by law.

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

Financial Overview

In the first quarter of 2017, all business segments showed strong growth. The Residential Heating & Cooling segment continued to grow with an 11% increase in net sales and a $4 million increase in segment profit compared to the first quarter of 2016. The primary growth driver for this segment was volume gains. Our Commercial Heating & Cooling segment also performed well in the first quarter of 2017 with a 15% increase in net sales and $5 million in increased segment profit compared to the first quarter of 2016. This segment's profits were up largely due to volume increases. Sales in our Refrigeration segment increased by 6% and segment profit increased $5 million compared to the first quarter of 2016. Higher sales volume, favorable foreign currency exchange rates and favorable mix were partially offset by higher selling, general and administrative expenses. Growth in the quarter included the benefit of five more days, or 6%, this year than in the first quarter last year. This balances out on a full-year basis with the fourth quarter having 6% fewer days than a year ago.

Financial Highlights

•	Net sales increased $78 million, or 11%, to $793 million in the first quarter of 2017 compared to the first quarter of 2016.

•	Operating income in the first quarter of 2017 increased $17 million to $61 million.

•
Net income for the first quarter of 2017 increased $19 million to $44 million, including the benefit of $7.4 million of discrete tax benefits in the first quarter of 2017 related to excess tax benefits from share-based compensation.

•	Diluted earnings per share from continuing operations were $1.00 per share in the first quarter of 2017 compared to $0.56 per share in the first quarter of 2016.

•
During the first quarter of 2017, we returned $19 million to shareholders through dividend payments and initiated a $75 million repurchase of common stock that will be completed in the second quarter of 2017.

First Quarter of 2017 Compared to First Quarter of 2016 - Consolidated Results

The following table provides a summary of our financial results, including information presented as a percentage of net sales:

	For the Three Months Ended March 31,
	Dollars (in millions)		Percent Change Fav/(Unfav)	Percent of Sales
	2017	2016		2017	2016
Net sales	$793.4	$715.2	10.9%	100.0%	100.0%
Cost of goods sold	582.5	531.6	(9.6)	73.4	74.3
Gross profit	210.9	183.6	14.9	26.6	25.7
Selling, general and administrative expenses	152.4	140.4	(8.5)	19.2	19.6
Losses and other expenses, net	3.1	4.3	27.9	0.4	0.6
Restructuring charges	0.1	(0.2)	(150.0)	—	—
Income from equity method investments	(5.5)	(4.6)	19.6	(0.7)	(0.6)
Operating income	$60.8	$43.7	39.1%	7.7%	6.1%

Net Sales

Net sales increased 11% in the first quarter of 2017 compared to the first quarter of 2016, primarily from 10% higher sales volumes and 1% from price and mix. The Residential Heating & Cooling segment delivered higher volume from additional replacement and new construction business. The Commercial Heating & Cooling segment delivered higher volume from our national accounts and districts and the Refrigeration segment delivered higher volume from our wholesaler and cold storage business.

Gross Profit

Gross profit margin in the first quarter of 2017 increased 90 basis points ("bps") to 26.6% compared to the first quarter of 2016. Our profit margin increased 110 bps from lower material costs, 60 bps from favorable mix and price and 10 bps from favorable foreign currency rates. Offsetting these increases were decreases of 70 bps from combined freight and distribution, 10 bps from other product costs and 10 bps from product warranties.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, or SG&A, was $152 million in the first quarter of 2017 compared to $140 million in the first quarter of 2016, and as a percentage of net sales decreased 40 bps to 19.2%. SG&A increased due to wage inflation and increased investment in information technology and research and development partially offset by decreases in long-term incentive compensation and healthcare costs.

Losses and Other Expenses, Net

Losses and other expenses, net for the first quarter of 2017 and 2016 included the following (in millions):

	For the Three Months Ended March 31,
	2017	2016
Realized (gains) losses on settled future contracts	$(0.4)	$0.5
Foreign currency exchange (gains) losses	(0.2)	0.2
Gain on disposal of fixed assets	(0.1)	—
Net change in unrealized losses (gains) on unsettled futures contracts	0.7	(0.5)
Special legal contingency charges	0.9	1.7
Asbestos-related litigation	1.7	0.8
Contractor tax payments	—	0.5
Environmental liabilities	0.5	0.7
Acquisition costs	—	0.4
Other items, net	—	—
Losses and other expenses, net (pre-tax)	$3.1	$4.3

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

Restructuring Charges

There were minor restructuring charges in the first quarter of 2017. For additional information on our restructuring activities, refer to Note 12 in the Notes to the Consolidated Financial Statements.

Income from Equity Method Investments

We participate in two joint ventures that are engaged in the manufacture and sale of compressors, unit coolers and condensing units. We exert significant influence over these affiliates based upon our ownerships, but do not control them due to venture partner participation. Accordingly, these joint ventures have been accounted for under the equity method and their financial position and results of operations are not consolidated. Income from equity method investments of $6 million in the first quarter of 2017 increased from $5 million in the first quarter of 2016.

Interest Expense, net

Interest expense, net of $7 million in the first quarter of 2017 was up from $6 million as compared to the first quarter of 2016.

Income Taxes

We expect our annual effective tax rate to be 32%, excluding the impact of excess tax benefits recorded as a reduction of income taxes under ASU No. 2016-09, in 2017 and subsequent years.

The effective tax rate was 19% for the first quarter of 2017, after the impact of excess tax benefits, compared to 34% for the first quarter of 2016, which excluded the impact of excess tax benefits.

First Quarter of 2017 Compared to First Quarter of 2016 - Results by Segment

Residential Heating & Cooling

The following table presents our Residential Heating & Cooling segment's net sales and profit for the first quarter of 2017 and 2016 (dollars in millions):

	For the Three Months Ended March 31,
	2017	2016	Difference	% Change
Net sales	$419.8	$377.3	$42.5	11.3%
Profit	$42.5	$38.3	$4.2	11.0%
% of net sales	10.1%	10.2%

Net sales increased by 11% in the first quarter of 2017 compared to the first quarter of 2016. Sales volume increased by 10% and price and mix combined increased sales by 1%.

Segment profit in the first quarter of 2017 increased $4 million compared to the first quarter of 2016 due to $11 million in higher sales volume, $4 million in lower material costs and $1 million from favorable foreign currency rates. Partially offsetting these increases was $6 million of SG&A expenses primarily for information technology and research and development investments, incremental headcount and higher personnel related costs, $5 million in distribution investments and $1 million in higher commodities.

Commercial Heating & Cooling

The following table presents our Commercial Heating & Cooling segment's net sales and profit for the first quarter of 2017 and 2016 (dollars in millions):

	For the Three Months Ended March 31,
	2017	2016	Difference	% Change
Net sales	$195.5	$170.3	$25.2	14.8%
Profit	$19.1	$14.2	$4.9	34.5%
% of net sales	9.8%	8.3%

Net sales increased by 15% in the first quarter of 2017 compared to the first quarter of 2016. Sales volume increased by 14% primarily the result of growth in national accounts and districts and price and mix combined increased sales by 1%.

Segment profit in the first quarter of 2017 increased $5 million compared to the first quarter of 2016 due to $7 million from higher sales volume, $1 million in lower commodities and $1 million in lower material costs. Partially offsetting these increases was $3 million in SG&A expenses and $1 million from other product costs.

Refrigeration

The following table presents our Refrigeration segment's net sales and profit for the first quarter of 2017 and 2016 (dollars in millions):

	For the Three Months Ended March 31,
	2017	2016	Difference	% Change
Net sales	$178.1	$167.6	$10.5	6.3%
Profit	$14.1	$9.0	$5.1	56.7%
% of net sales	7.9%	5.4%

Net sales increased 6% in the first quarter of 2017 compared to the first quarter of 2016. Sales volumes increased by 4%, mix increased sales by 1% and favorable foreign currency rates increased sales by 1%.

Segment profit for the first quarter of 2017 increased $5 million compared to the first quarter of 2016 due to $3 million from favorable mix, $3 million from lower material costs, $2 million from higher sales volumes, $1 million from lower commodities, $1 million from favorable other product costs and $1 million from favorable foreign currency rates. Partially offsetting these increases was $5 million in SG&A expenses and $1 million in unfavorable freight and distribution.

Corporate and Other

Corporate and other expenses decreased $4 million in the first quarter of 2017 compared to the first quarter of 2016 primarily due to $2 million in lower health care expenses and $1 million in lower long-term incentive compensation.

Liquidity and Capital Resources

Our working capital and capital expenditure requirements are generally met through internally generated funds, bank lines of credit and an asset securitization arrangement. Working capital needs are generally greater in the first and second quarters due to the seasonal nature of our business cycle.

Statement of Cash Flows

The following table summarizes our cash flow activity for the three months ended March 31, 2017 and 2016 (in millions):

	For the Three Months Ended March 31,
	2017	2016
Net cash used in operating activities	$(107.6)	$(101.6)
Net cash used in investing activities	(24.8)	(23.8)
Net cash provided by financing activities	128.4	125.5

Net Cash Used in Operating Activities - The net cash used in operating activities in the first three months of 2017 and 2016 reflects the seasonal increase in working capital requirements and was relatively flat year over year. The increase in net income in the first three months of 2017 as compared to 2016 was offset by increases in working capital.

Net Cash Used in Investing Activities - Capital expenditures were $25 million and $24 million in the first three months of 2017 and 2016, respectively. Capital expenditures in 2017 were primarily related to investments in systems and software to support the overall enterprise, expansion of our manufacturing capacity and equipment, and continued investments in our distribution network.

Net Cash Provided by Financing Activities - Net cash provided by financing activities was relatively flat with cash provided by financing activities of $128 million in the first three months of 2017 as compared to $126 million in the first three months of 2016. Cash continues to be provided by an increase in net borrowings and we continue to make share repurchases. Final settlement of the $75 million Accelerated Share Repurchase Transaction executed in the first quarter of 2017 will be in the second quarter of 2017.

Debt Position

The following table details our lines of credit and financing arrangements as of March 31, 2017 (in millions):

Outstanding Borrowings
Short-term debt:
Foreign obligations	$1.6
Asset Securitization Program (1)	200.0
Total short-term debt	$201.6
Current maturities of long-term debt:
Capital lease obligations	0.7
Domestic credit facility (2)	7.5
Senior unsecured notes	200.0
Debt issuance costs	(0.6)
Total current maturities of long-term debt	$207.6
Long-term debt:
Capital lease obligations	14.9
Domestic credit facility (2)	334.0
Senior unsecured notes	350.0
Debt issuance costs	(5.0)
Total long-term debt	693.9
Total debt	$1,103.1
(1) The maximum securitization amount ranges from $200.0 million to $325.0 million, depending on the period. The maximum capacity of the ASP is the lesser of the maximum securitization amount or 100% of the net pool balance less reserves, as defined under the ASP.
(2) The available future borrowings on our domestic credit facility are $524.1 million after being reduced by the outstanding borrowings and $4.4 million in outstanding standby letters of credit. We also had $38.3 million in outstanding standby letters of credit outside of the domestic credit facility as of March 31, 2017.

Financial Leverage

We periodically review our capital structure to ensure the appropriate levels of leverage and liquidity. We may access the capital markets, as necessary, based on business needs and to take advantage of favorable interest rate environments or other market conditions. We also evaluate our debt-to-capital and debt-to-EBITDA ratios to determine, among other considerations, the appropriate targets for capital expenditures and share repurchases under our share repurchase programs. Our debt-to-total-capital ratio increased to 100.1% at March 31, 2017 from 95.8% at December 31, 2016.
As of March 31, 2017, our senior credit ratings were Baa3 with a stable outlook, and BBB with a stable outlook, by Moody's Investors Service, Inc. ("Moody's") and Standard & Poor's Rating Group ("S&P"), respectively. The security ratings are not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating. Our goal is to maintain investment grade ratings from Moody's and S&P to help ensure the capital markets remain available to us.

Liquidity

We believe our cash and cash equivalents of $49 million, future cash generated from operations and available future borrowings are sufficient to fund operations, planned capital expenditures, future contractual obligations, share repurchases, potential dividends and other needs in the foreseeable future. Included in our cash and cash equivalents of $49 million as of March 31, 2017 was $33.3 million of cash held in foreign locations. Our cash held in foreign locations is used for investing and operating activities in those locations, and we generally do not have the need or intent to repatriate those funds to the United States. If we were to repatriate foreign earnings, we would be required to accrue and pay taxes in the United States, less foreign tax credits, for the amounts that were repatriated.

Our expected capital expenditures for 2017 are $100 million. We also continue to increase shareholder value through dividend payments and our share repurchase programs, with the initiation of a $75 million stock repurchase program and the declaration of $18 million of cash dividends in the first quarter of 2017.

Off Balance Sheet Arrangements

In addition to the credit facilities, promissory notes and leasing commitments described above, we also lease real estate and machinery and equipment pursuant to operating leases that are not capitalized on the balance sheet, including high-turnover equipment such as autos and service vehicles and short-lived equipment such as personal computers. Our operating lease commitments have not materially changed since December 31, 2016.

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
On October 24, 2016, the FASB issued ASU 2016-16, Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory. The new ASU eliminates the existing exception from recognition of the tax consequences of intercompany sales of assets other than inventory. Under the new standard, when an asset (other than inventory) is sold from one consolidated entity to another, the tax consequences to the seller will be recognized currently as a component of the current tax provision. The new guidance will be effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those years. In accordance with the ASU, our previously deferred tax costs and unrecognized deferred tax assets related to intra-entity asset transfers will need to be recognized at the date of transition through a cumulative effect adjustment to opening retained earnings upon adoption of the standard.
On March 10, 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. ASU 2017-07 changes the income statement presentation of defined benefit plan expense by requiring separation between operating expense (service cost component) and non-operating expense (all other components, including interest cost, amortization of prior service cost, curtailments and settlements, etc.). The operating expense component is reported with similar compensation costs while the non-operating components are reported in Other Income, net. In addition, only the service cost component is eligible for capitalization as part of an asset such as inventory or property, plant and equipment. We do not expect the ASU to have a material impact on our financial results.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting LII, see "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. Our exposure to market risk has not changed materially since December 31, 2016.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our current management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2017, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes during the quarter ended March 31, 2017 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect our business, financial condition or results of operations. There have been no material changes to our risk factors from those disclosed in our 2016 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In the first quarter of 2017, we purchased shares of our common stock as follows:

	Total Number of Shares Purchased (1)	Average Price Paid per Share (including fees)	Total Number of Shares Purchased As Part of Publicly Announced Plans	Approximate Dollar Value of Shares that may yet be Purchased under our Share Repurchase Plans (in millions) (2)
January 1 through February 4	281	$151.47	—	$646.0
February 5 through February 25	395,570	163.94	388,838	571.0
February 26 through April 1	71,795	169.87	—	571.0
	467,646		388,838
(1) We repurchased 78,808 shares of common stock in January, February and March 2017 surrendered to LII to satisfy employee tax-withholding obligations in connection with the exercise of long-term incentive awards.
(2) After $75 million payment for Accelerated Share Repurchase Plan (ASR) executed in February 2017. Final settlement of the February ASR will be in the second quarter of 2017. The February ASR was offered pursuant to a previously announced repurchase plan. See Note 10 in the Notes to the Consolidated Financial Statements for further details.

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

4.6
Fifth Supplemental Indenture, dated as of August 30, 2016 among LGL Europe Holding Co., each other existing Guarantor under the Indenture, dated as of May 3, 2010, as subsequently supplemented, and U.S. Bank National Association (filed as Exhibit 4.6 to LII's Quarterly Report on Form 10-Q filed on October 17, 2016, and incorporated by reference).

4.7
Sixth Supplemental Indenture, dated as of November 3, 2016, among LII, each other existing Guarantor under the Indenture, dated as of May 3, 2010, as subsequently supplemented, and US Bank National Association, as trustee (filed as Exhibit 4.2 to LII’s Current Report on Form 8-K filed on November 3 , 2016, and incorporated by reference).

4.8	Form of 4.900% Note due 2017 (filed as Exhibit 4.3 to LII’s Current Report on Form 8-K filed on May 6, 2010 and incorporated herein by reference).
4.9	Form of 3.000% Notes due 2023 (filed as Exhibit 4.3 to LII’s Current Report on Form 8-K filed on November 3, 2016, and incorporated by reference).
31.1	Certification of the principal executive officer (filed herewith).
31.2	Certification of the principal financial officer (filed herewith).
32.1	Certification of the principal executive officer and the principal financial officer pursuant to 18 U.S.C. Section 1350 (furnished herewith).
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

Date: April 24, 2017