Form 10-Q
period 2017-06-30
LENNOX INTERNATIONAL INC
filed 2017-07-24
CIK 1069202

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
_________________________________________________
FORM 10-Q
 _________________________________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [ ]    No  [X]
As of July 14, 2017, the number of shares outstanding of the registrant’s common stock, par value $.01 per share, was 42,181,684.

LENNOX INTERNATIONAL INC.
FORM 10-Q
For the three and six months ended June 30, 2017

i

Part I - Financial Information
Item 1. Financial Statements
LENNOX INTERNATIONAL INC. AND SUBSIDIARIES Consolidated Balance Sheets

(Amounts in millions, except shares and par values)	As of June 30, 2017	As of December 31, 2016
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$61.3	$50.2
Accounts and notes receivable, net of allowances of $6.9 and $6.7 in 2017 and 2016, respectively	689.9	469.8
Inventories, net	538.8	418.5
Other assets	76.7	67.4
Total current assets	1,366.7	1,005.9
Property, plant and equipment, net of accumulated depreciation of $750.3 and $717.2 in 2017 and 2016, respectively	371.7	361.4
Goodwill	199.0	195.1
Deferred income taxes	141.3	136.7
Other assets, net	67.1	61.2
Total assets	$2,145.8	$1,760.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$251.3	$52.4
Current maturities of long-term debt	15.0	200.1
Accounts payable	442.5	361.2
Accrued expenses	257.2	265.9
Income taxes payable	23.5	9.0
Total current liabilities	989.5	888.6
Long-term debt	922.6	615.7
Post-retirement benefits, other than pensions	2.1	2.8
Pensions	89.5	87.5
Other liabilities	131.5	127.7
Total liabilities	2,135.2	1,722.3
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 200,000,000 shares authorized, 87,170,197 shares issued	0.9	0.9
Additional paid-in capital	1,038.1	1,046.2
Retained earnings	1,472.2	1,353.0
Accumulated other comprehensive loss	(166.5)	(195.1)
Treasury stock, at cost, 44,992,520 shares and 44,195,250 shares as of June 30, 2017 and December 31, 2016, respectively	(2,334.5)	(2,167.4)
Noncontrolling interests	0.4	0.4
Total stockholders’ equity	10.6	38.0
Total liabilities and stockholders' equity	$2,145.8	$1,760.3
The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES Consolidated Statements of Operations (Unaudited)

(Amounts in millions, except per share data)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Net sales	$1,102.1	$1,019.2	$1,895.6	$1,734.4
Cost of goods sold	761.3	704.2	1,343.8	1,235.8
Gross profit	340.8	315.0	551.8	498.6
Operating Expenses:
Selling, general and administrative expenses	168.5	159.4	320.9	299.7
Losses and other expenses, net	2.3	0.4	5.4	4.7
Restructuring charges	0.1	0.8	0.2	0.6
Income from equity method investments	(5.5)	(6.3)	(10.9)	(10.8)
Operating income	175.4	160.7	236.2	204.4
Interest expense, net	8.2	6.8	15.7	12.7
Other income, net	(0.1)	(0.2)	(0.1)	(0.3)
Income from continuing operations before income taxes	167.3	154.1	220.6	192.0
Provision for income taxes	50.9	42.9	60.7	55.9
Income from continuing operations	116.4	111.2	159.9	136.1
Discontinued Operations:
Loss from discontinued operations before income taxes	(1.5)	(0.8)	(1.5)	(0.8)
Benefit from income taxes	(0.6)	(0.3)	(0.6)	(0.3)
Loss from discontinued operations	(0.9)	(0.5)	(0.9)	(0.5)
Net income	$115.5	$110.7	$159.0	$135.6

Earnings per share – Basic:
Income from continuing operations	$2.75	$2.55	$3.76	$3.11
Loss from discontinued operations	(0.02)	(0.01)	(0.02)	(0.01)
Net income	$2.73	$2.54	$3.74	$3.10
Earnings per share – Diluted:
Income from continuing operations	$2.71	$2.52	$3.70	$3.07
Loss from discontinued operations	(0.02)	(0.01)	(0.02)	(0.01)
Net income	$2.69	$2.51	$3.68	$3.06

Weighted Average Number of Shares Outstanding - Basic	42.3	43.6	42.6	43.8
Weighted Average Number of Shares Outstanding - Diluted	42.9	44.1	43.2	44.4

Cash dividends declared per share	$0.51	$0.43	$0.94	$0.79

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES Consolidated Statements of Comprehensive Income (Unaudited)

(Amounts in millions)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$115.5	$110.7	$159.0	$135.6
Other comprehensive income:
Foreign currency translation adjustments	13.3	5.0	29.2	14.4
Net change in pension and post-retirement liabilities	(3.2)	(2.2)	(5.3)	(4.1)
Reclassification of pension and post-retirement benefit losses into earnings	1.9	1.4	3.6	3.1
Change in fair value of available-for-sale marketable equity securities	(0.7)	(0.5)	0.1	(0.6)
Net change in fair value of cash flow hedges	0.6	(3.0)	7.0	(0.6)
Reclassification of cash flow hedge (gains) losses into earnings	(2.8)	3.4	(5.9)	8.2
Other comprehensive income before income taxes	9.1	4.1	28.7	20.4
Income tax benefit (expense)	1.0	—	(0.1)	(2.3)
Other comprehensive income, net of tax	10.1	4.1	28.6	18.1
Comprehensive income	$125.6	$114.8	$187.6	$153.7
The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (Unaudited)

(Amounts in millions)	For the Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$159.0	$135.6
Adjustments to reconcile net income to net cash used in operating activities:
Income from equity method investments	(10.9)	(10.8)
Dividends from affiliates	2.5	3.9
Restructuring gains, net of cash paid	—	(1.0)
Provision for bad debts	2.7	2.7
Unrealized gains on derivative contracts	(3.0)	(1.9)
Stock-based compensation expense	12.5	14.8
Depreciation and amortization	32.0	28.5
Deferred income taxes	(4.9)	(1.9)
Other items, net	0.2	0.3
Changes in assets and liabilities, net of effects of divestitures:
Accounts and notes receivable	(213.8)	(216.2)
Inventories	(114.1)	(80.6)
Other current assets	(5.7)	(6.7)
Accounts payable	81.3	82.6
Accrued expenses	(9.9)	20.1
Income taxes payable and receivable	16.2	1.5
Other	7.6	3.8
Net cash used in operating activities	(48.3)	(25.3)
Cash flows from investing activities:
Proceeds from the disposal of property, plant and equipment	0.2	—
Purchases of property, plant and equipment	(43.4)	(41.7)
Net cash used in investing activities	(43.2)	(41.7)
Cash flows from financing activities:
Short-term borrowings, net	(1.1)	0.5
Asset securitization borrowings	200.0	40.0
Asset securitization payments	—	(20.0)
Long-term debt payments	(200.5)	(8.2)
Borrowings from credit facility	1,352.5	1,184.5
Payments on credit facility	(1,031.0)	(864.0)
Proceeds from employee stock purchases	1.5	1.3
Repurchases of common stock	(175.0)	(200.0)
Repurchases of common stock to satisfy employee withholding tax obligations	(14.1)	(21.4)
Cash dividends paid	(36.9)	(31.8)
Net cash provided by financing activities	95.4	80.9
Increase in cash and cash equivalents	3.9	13.9
Effect of exchange rates on cash and cash equivalents	7.2	1.9
Cash and cash equivalents, beginning of period	50.2	38.9
Cash and cash equivalents, end of period	$61.3	$54.7

Supplemental disclosures of cash flow information:
Interest paid	$17.1	$12.4
Income taxes paid (net of refunds)	$47.8	$55.8
The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. General:

References in this Quarterly Report on Form 10-Q to "we," "our," "us," "LII," or the "Company" refer to Lennox International Inc. and its subsidiaries, unless the context requires otherwise.

Basis of Presentation

The accompanying unaudited Consolidated Balance Sheet as of June 30, 2017, the accompanying unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2017 and 2016, the accompanying unaudited Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2017 and 2016, and the accompanying unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016 should be read in conjunction with our audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2016. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The accompanying consolidated financial statements contain all material adjustments, consisting principally of normal recurring adjustments, necessary for a fair presentation of our financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to applicable rules and regulations, although we believe that the disclosures herein are adequate to make the information presented not misleading. The operating results for the interim periods are not necessarily indicative of the results that may be expected for a full year.

Our fiscal quarterly periods are comprised of approximately 13 weeks, but the number of days per quarter may vary year-over-year. Our quarterly reporting periods usually end on the Saturday closest to the last day of March, June and September. Our fourth quarter and fiscal year ends on December 31, regardless of the day of the week on which December 31 falls.

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

We have adopted ASU 2016-09 effective January 1, 2017 on a prospective basis where permitted by the new standard. As a result of this adoption:

•
We recognized discrete tax benefits of $0.7 million and $8.1 million in the income taxes line item of our consolidated statements of operations for the three and six months ended June 30, 2017 respectively, related to excess tax benefits upon vesting or settlement in that period.

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

•	We excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of our diluted earnings per share for the three and six months ended June 30, 2017.

Reclassifications

Certain amounts have been reclassified from the prior year presentation to conform to the current year presentation.

2. Inventories:

The components of inventories are as follows (in millions):

	As of June 30, 2017	As of December 31, 2016
Finished goods	$381.5	$287.2
Work in process	7.3	5.1
Raw materials and parts	207.2	183.4
Subtotal	596.0	475.7
Excess of current cost over last-in, first-out cost	(57.2)	(57.2)
Total inventories, net	$538.8	$418.5

3. Goodwill:
The changes in the carrying amount of goodwill for the first six months of 2017, in total and by segment, are summarized in the table below (in millions):

	Balance at December 31, 2016	Acquisitions / (Dispositions)	Other (1)	Balance at June 30, 2017
Residential Heating & Cooling	$26.1	$—	$—	$26.1
Commercial Heating & Cooling	60.1	—	1.3	61.4
Refrigeration	108.9	—	2.6	111.5
Total Goodwill	$195.1	$—	$3.9	$199.0
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

Cash Flow Hedges

We have commodity futures contracts and foreign exchange forward contracts designated as cash flow hedges that are scheduled to mature through November 2018 and December 2017, respectively. Unrealized gains or losses from our cash flow hedges are included in Accumulated other comprehensive loss (“AOCL”) and are expected to be reclassified into earnings within the next 18 months based on the prices of the commodities and foreign currencies at the settlement dates. We recorded the following amounts in AOCL related to our cash flow hedges (in millions):

	As of June 30, 2017	As of December 31, 2016
Unrealized gains on unsettled contracts	$(10.0)	$(8.9)
Income tax expense	3.6	3.3
Gains included in AOCL, net of tax (1)	$(6.4)	$(5.6)
(1) Assuming commodity and foreign currency prices remain constant, we expect to reclassify $6.3 million of derivative gains into earnings within the next 12 months.

We had the following outstanding commodity futures contracts designated as cash flow hedges (in millions of pounds):

	As of June 30, 2017	As of December 31, 2016
Copper	21.5	30.4

We had the following outstanding foreign exchange forward contracts designated as cash flow hedges (in millions):

	As of June 30, 2017	As of December 31, 2016
Notional Amounts (in local currency):
Mexican Peso	146.7	310.1
Canadian Dollar	—	24.9

Derivatives not Designated as Cash Flow Hedges

For commodity derivatives not designated as cash flow hedges, we follow the same hedging strategy as derivatives designated as cash flow hedges, except that we elect not to designate them as cash flow hedges at the inception of the arrangement. We had the following outstanding commodity futures contracts not designated as cash flow hedges (in millions of pounds):

	As of June 30, 2017	As of December 31, 2016
Copper	2.0	2.4
Aluminum	2.0	2.6

We also had the following outstanding foreign currency forward contracts not designated as cash flow hedges (in millions):

	As of June 30, 2017	As of December 31, 2016
Notional Amounts (in local currency):
Chinese Yuan	65.4	10.5
Mexican Peso	141.5	64.5
Euro	57.0	46.9
Canadian Dollar	50.1	—
British Pound	4.3	1.3
Australian Dollar	43.0	—
New Zealand Dollar	6.0	—
Indian Rupee	398.5	584.6

Information about the Locations and Amounts of Derivative Instruments

The following tables provide the locations and amounts of derivative fair values in the Consolidated Balance Sheets and derivative gains and losses in the Consolidated Statements of Operations (in millions):

	Fair Values of Derivative Instruments (1)
	Derivatives Designated as Hedging Instruments		Derivatives Not Designated as Hedging Instruments
	As of June 30, 2017	As of December 31, 2016	As of June 30, 2017	As of December 31, 2016
Current Assets:
Other Assets
Commodity futures contracts	$9.1	$8.7	$1.4	$0.7
Foreign currency forward contracts	0.8	0.5	1.0	0.2
Non-Current Assets:
Other Assets, net
Commodity futures contracts	0.2	1.9	—	0.2
Total Assets	$10.1	$11.1	$2.4	$1.1
Current Liabilities:
Accrued Expenses
Commodity futures contracts	$—	$—	$—	$—
Foreign currency forward contracts	0.4	0.8	0.2	3.2
Non-Current Liabilities:
Other Liabilities
Commodity futures contracts	—	—	—	—
Foreign currency forward contracts	—	—	—	—
Total Liabilities	$0.4	$0.8	$0.2	$3.2
 (1) All derivative instruments are classified as Level 2 within the fair value hierarchy. See Note 15 for more information.

Derivatives Designated as Cash Flow Hedges	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Amount of (Gain)/Loss reclassified from AOCL into Income (effective portion) (1)	$(2.8)	$3.4	$(5.9)	$8.2
Amount of Loss recognized in Net income (ineffective portion) (2)	$—	$—	$1.1	$0.1

Derivatives Not Designated as Hedging Instruments	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Amount of (Gain)/Loss Recognized in Net Income:
Commodity futures contracts (2)	$(0.2)	$0.1	$(1.1)	$0.1
Foreign currency forward contracts (2)	(3.1)	(0.5)	(3.9)	(0.1)
	$(3.3)	$(0.4)	$(5.0)	$—
(1) The (gain)/loss was recorded in Cost of goods sold in the accompanying Consolidated Statements of Operations.
(2) The (gain)/loss was recorded in Losses and other expenses, net in the accompanying Consolidated Statements of Operations.

5. Income Taxes:

As of June 30, 2017, we had approximately $1.1 million in total gross unrecognized tax benefits. Of this amount, $1.1 million, if recognized, would be recorded through the Consolidated Statement of Operations. As of June 30, 2017, we had approximately $0.1 million (net of federal tax benefits) in interest and penalties recognized in income tax expense in accordance with FASB Accounting Standards Codification (“ASC”) Topic 740, Income Taxes.

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

On March 30, 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which changes the accounting for certain aspects of share-based payments to employees. The new guidance requires entities to record all tax effects related to share-based payments at settlement or expiration through the income statement and the excess tax benefit to be recorded when it arises, subject to normal valuation allowance considerations. The new guidance also requires excess tax benefits to be classified along with other income tax cash flows as an operating activity in the statement of cash flows rather than, as previously required, a financing activity. We recognized discrete tax benefits of $0.7 million and $8.1 million in the income taxes line item of our consolidated statements of operations for the three and six months ended June 30, 2017, respectively, related to excess tax benefits upon vesting or settlement in that period.

6. Commitments and Contingencies:

Product Warranties and Product Related Contingencies

We offer warranties to customers for some of our products and record liabilities for the estimated future warranty-related costs based on failure rates, cost experience and other factors. We periodically review the assumptions used to determine the product warranty liabilities and will adjust the liabilities in future periods for changes in assumptions, as necessary.

Liabilities for estimated product warranty costs related to continuing operations are included in the following captions on the accompanying Consolidated Balance Sheets (in millions):

	As of June 30, 2017	As of December 31, 2016
Accrued expenses	$32.5	$30.0
Other liabilities	73.1	71.1
Total warranty liability	$105.6	$101.1

The changes in product warranty liabilities related to continuing operations for the six months ended June 30, 2017 were as follows (in millions):

Total warranty liability as of December 31, 2016	$101.1
Warranty claims paid	(11.6)
Changes resulting from issuance of new warranties	19.6
Changes in estimates associated with pre-existing liabilities	(4.2)
Changes in foreign currency translation rates and other	0.7
Total warranty liability as of June 30, 2017	$105.6

We have incurred, and will likely continue to incur, product costs not covered by insurance or our suppliers’ warranties, which are not included in the tables immediately above. Also, to satisfy our customers and protect our brands, we have repaired or replaced installed products experiencing quality-related issues, and will likely continue such repairs and replacements. We currently estimate our probable liability for a certain supplier quality issue within a range of $0.9 million and $9.1 million with all amounts in that range equally likely. We have accrued a $0.9 million liability in Accrued expenses on the Consolidated Balance Sheet at June 30, 2017. The supplier is reimbursing us for the majority of the costs related to this liability.

We have identified a product quality issue in a residential heating and cooling product line in the Residential Heating & Cooling segment that results from a defective vendor-supplied component. This defect has been isolated, the vendor has begun supplying corrected components, and we have begun installing the corrected components. For the quarter ended June 30, 2017, we recorded an expense of $5.2 million relating to total estimated repair costs. The expense related to this product quality issue has been classified in Cost of goods sold in the Consolidated Statements of Operations and the related liability is included in Accrued expenses on the Consolidated Balance Sheet.

Litigation

We are involved in a number of claims and lawsuits incident to the operation of our businesses. Insurance coverages are maintained and estimated costs are recorded for such claims and lawsuits, including costs to settle claims and lawsuits, based on experience involving similar matters and specific facts known.

Some of these claims and lawsuits allege personal injury or health problems resulting from exposure to asbestos that was integrated into certain of our products. We have never manufactured asbestos and have not incorporated asbestos-containing components into our products for several decades. A substantial majority of these asbestos-related claims have been covered by insurance or other forms of indemnity or have been dismissed without payment. The remainder of our closed cases have been resolved for amounts that are not material, individually or in the aggregate. Our defense costs for asbestos-related claims are generally covered by insurance; however, our insurance coverage for settlements and judgments for asbestos-related claims varies depending on several factors and are subject to policy limits, so we may have greater financial exposure for future settlements and judgments. For the six months ended June 30, 2017 and 2016, expense for asbestos-related litigation was $2.4 million and $1.9 million, respectively, net of probable insurance recoveries, for known and future asbestos-related litigation and is recorded in Losses and other expenses, net in the Consolidated Statements of Operations.

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

7. Lines of Credit and Financing Arrangements:

The following table summarizes our outstanding debt obligations and their classification in the accompanying Consolidated Balance Sheets (in millions):

	As of June 30, 2017	As of December 31, 2016
Short-Term Debt:
Asset Securitization Program	$250.0	$50.0
Foreign obligations	1.3	2.4
Total short-term debt	$251.3	$52.4
Current maturities of long-term debt:
Capital lease obligations	$0.6	$0.8
Domestic credit facility	15.0	—
Senior unsecured notes	—	200.0
Debt issuance costs	(0.6)	(0.7)
Total current maturities of long-term debt	$15.0	$200.1
Long-Term Debt:
Capital lease obligations	$14.8	$15.0
Domestic credit facility	562.5	256.0
Senior unsecured notes	350.0	350.0
Debt issuance costs	(4.7)	(5.3)
Total long-term debt	$922.6	$615.7
Total debt	$1,188.9	$868.2

Short-Term Debt

Foreign Obligations

Through several of our foreign subsidiaries, we have facilities available to assist in financing seasonal borrowing needs for our foreign locations. We had $1.3 million and $2.4 million of foreign obligations as of June 30, 2017 and December 31, 2016, respectively, that were primarily borrowings under non-committed facilities. Proceeds on these facilities were $0.8 million and $20.4 million during the six months ended June 30, 2017 and 2016, respectively. Repayments on the facilities were $1.8 million and $20.0 million during the six months ended June 30, 2017 and 2016, respectively.

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

	As of June 30, 2017	As of December 31, 2016
Eligible amount available under the ASP on qualified accounts receivable	$250.0	$250.0
Less: Beneficial interest sold	250.0	50.0
Remaining amount available	$—	$200.0
We pay certain discount fees to use the ASP and to have the facility available to us. These fees relate to both the used and unused portions of the securitization. The used fee is based on the beneficial interest sold and calculated on floating commercial paper rates determined by the purchaser of the beneficial interest, plus a program fee of 0.65%. The rates as of June 30, 2017 and December 31, 2016 were 1.90% and 1.66%, respectively. The unused fee is based on 102% of the maximum available amount less the beneficial interest sold and is calculated at a 0.33% fixed rate throughout the term of the agreement. In addition, a 0.05% unused fee is charged on incremental available amounts above $200 million during certain months of the year. We recorded these fees in Interest expense, net in the accompanying Consolidated Statements of Operations.

The ASP contains certain restrictive covenants relating to the quality of our accounts receivable and cross-default provisions with our Sixth Amended and Restated Credit Facility Agreement ("Domestic Credit Facility"), senior unsecured notes and any other indebtedness we may have over $75.0 million. The administrative agent under the ASP is also a participant in our Domestic Credit Facility. The participating financial institutions have investment grade credit ratings. We continue to evaluate their credit ratings and have no reason to believe they will not perform under the ASP. As of June 30, 2017, we believe we were in compliance with all covenant requirements.

Long-Term Debt

Domestic Credit Facility

On August 30, 2016, we replaced an earlier credit facility with a $900.0 million credit facility (the "Domestic Credit Facility"), which consisted of a $650.0 million unsecured revolving credit facility and a $250.0 million unsecured term loan and matures in August 2021 (the "Maturity Date"). Under our Domestic Credit Facility, we had outstanding borrowings of $577.5 million, of which $220.0 million was the term loan balance, as well as $4.4 million committed to standby letters of credit as of June 30, 2017. Subject to covenant limitations, $288.1 million was available for future borrowings. The unsecured term loan also matures on the Maturity Date and requires quarterly principal repayments of $7.5 million; however, we made $30.0 million of required principal repayments for 2017 in November 2016. The revolving credit facility allows up to $100.0 million of letters of credit to be issued and also includes a subfacility for swingline loans of up to $65.0 million. Additionally, at our request and subject to certain conditions, the commitments under the Domestic Credit Facility may be increased by a maximum of $350.0 million as long as existing or new lenders agree to provide such additional commitments.

Our weighted average borrowing rate on the facility was as follows:

	As of June 30, 2017	As of December 31, 2016
Weighted average borrowing rate	2.45%	2.00%
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

Each of our major debt agreements contains provisions by which a default under one agreement causes a default in the others (a "cross default"). If a cross default under the Domestic Credit Facility, our senior unsecured notes, our lease of our corporate headquarters in Richardson, Texas (recorded as an operating lease), or our ASP were to occur, it could have a wider impact on our liquidity than might otherwise occur from a default of a single debt instrument or lease commitment. If any event of default occurs and is continuing, lenders with a majority of the aggregate commitments may require the administrative agent to terminate our right to borrow under our Domestic Credit Facility and accelerate amounts due under our Domestic Credit Facility (except for a bankruptcy event of default, in which case such amounts will automatically become due and payable and the lenders’ commitments will automatically terminate). As of June 30, 2017, we believe we were in compliance with all covenant requirements.

Senior Unsecured Notes

We issued $350.0 million of senior unsecured notes in November 2016 (the "Notes") which will mature on November 15, 2023 with interest being paid on May 15 and November 15 at 3.00% per annum semiannually. We also repaid $200.0 million of senior unsecured notes issued in 2010 that matured on May 15, 2017. The Notes are guaranteed, on a senior unsecured basis, by each of our domestic subsidiaries that guarantee indebtedness under our Domestic Credit Facility. The indenture governing the Notes contains covenants that, among other things, limit our ability and the ability of the subsidiary guarantors to: create or incur certain liens; enter into certain sale and leaseback transactions; and enter into certain mergers, consolidations and transfers of substantially all of our assets. The indenture also contains a cross default provision which is triggered if we default on other debt of at least $75.0 million in principal which is then accelerated, and such acceleration is not rescinded within 30 days of the notice date. As of June 30, 2017, we believe we were in compliance with all covenant requirements.

8. Pension and Post-Retirement Benefit Plans:

The components of net periodic benefit cost were as follows (in millions):

	For the Three Months Ended June 30,
	2017	2016	2017	2016
	Pension Benefits		Other Benefits
Service cost	$1.2	$1.1	$—	$—
Interest cost	3.1	3.9	—	—
Expected return on plan assets	(5.4)	(5.7)	—	—
Amortization of prior service cost	0.1	0.1	(0.6)	(0.8)
Recognized actuarial loss	2.0	1.7	0.4	0.4
Settlements and curtailments	0.3	—	—	—
Net periodic benefit cost (1)	$1.3	$1.1	$(0.2)	$(0.4)

	For the Six Months Ended June 30,
	2017	2016	2017	2016
	Pension Benefits		Other Benefits
Service cost	$2.5	$2.2	$—	$—
Interest cost	6.4	7.7	—	—
Expected return on plan assets	(10.7)	(10.8)	—	—
Amortization of prior service cost	0.1	0.1	(1.2)	(1.5)
Recognized actuarial loss	4.0	3.8	0.7	0.7
Settlements and curtailments	0.6	—	—	—
Net periodic benefit cost (1)	$2.9	$3.0	$(0.5)	$(0.8)

(1) All net periodic benefit cost for the three and six months ended June 30, 2017 and 2016 related to continuing operations.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Stock-based compensation expense (1)	$7.6	$8.6	$12.5	$14.8
(1) All expense was recorded in our Corporate and Other business segment.

10. Stock Repurchases:

Our Board of Directors has authorized a total of $2 billion towards the repurchase of shares of our common stock (collectively referred to as the "Share Repurchase Plans"), including a $550 million share repurchase authorization in 2016. The Share Repurchase Plans authorize open market repurchase transactions and do not have a stated expiration date. As of June 30, 2017, $471 million of shares may yet be repurchased under the Share Repurchase Plans.

On February 9, 2017, the Company entered into a Fixed Dollar Accelerated Share Repurchase Transaction (the “ASR Agreement”) with Morgan Stanley, to effect an accelerated stock buyback of our common stock (the “Common Stock”).

Under the ASR Agreement, on February 9, 2017, we paid Morgan Stanley an initial purchase price of $75 million, and Morgan Stanley delivered to us Common Stock, representing approximately 85% of the shares expected to be purchased under the ASR Agreement. The ASR Agreement was completed in the second quarter and Morgan Stanley delivered additional shares for a total of 0.5 million shares of common stock repurchased as part of this ASR Agreement.

On April 28, 2017, we entered into another Fixed Dollar ASR Agreement (the "Second ASR Agreement") with J.P. Morgan Chase Bank to effect an accelerated stock buyback of Common Stock.

Under the Second ASR Agreement, on April 28, 2017, we paid J.P. Morgan Chase Bank an initial purchase price of $100 million, and J.P. Morgan Chase Bank delivered to us a total of 0.5 million shares of Common Stock, representing approximately 85% of the shares expected to be purchased under the Second ASR Agreement. The Second ASR Agreement will be completed in the third quarter.

We also repurchased 0.1 million shares for $14.1 million during the six months ended June 30, 2017 from employees who surrendered their shares to satisfy minimum tax withholding obligations upon the exercise of long-term incentive awards.

11. Comprehensive Income:

The following table provides information on items not reclassified in their entirety from AOCL to Net income in the accompanying Consolidated Statements of Operations (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Affected Line Item(s) in the Consolidated Statements of Operations
	2017	2016	2017	2016
(Losses)/Gains on cash flow hedges:
Commodity futures contracts	$2.8	$(3.4)	$5.9	$(8.2)	Cost of goods sold
Income tax (expense)/benefit	(1.0)	1.2	(2.1)	2.9	Provision for income taxes
Net of tax	$1.8	$(2.2)	$3.8	$(5.3)

Defined Benefit Plan items:
Pension and post-retirement benefit costs	$(1.9)	$(1.4)	$(3.6)	$(3.1)	Cost of goods sold; Selling, general and administrative expenses
Income tax benefit	0.6	0.5	1.1	1.0	Provision for income taxes
Net of tax	$(1.3)	$(0.9)	$(2.5)	$(2.1)

Total reclassifications from AOCL	$0.5	$(3.1)	$1.3	$(7.4)

The following table provides information on changes in AOCL, by component (net of tax), for the six months ended June 30, 2017 (in millions):

	(Losses) Gains on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Securities	Defined Benefit Pension Plan Items	Foreign Currency Translation Adjustments	Total AOCL
Balance as of December 31, 2016	$5.6	$2.3	$(130.0)	$(73.0)	$(195.1)
Other comprehensive income (loss) before reclassifications	4.6	0.1	(4.0)	29.2	29.9
Amounts reclassified from AOCL	(3.8)	—	2.5	—	(1.3)
Net other comprehensive income (loss)	0.8	0.1	(1.5)	29.2	28.6
Balance as of June 30, 2017	$6.4	$2.4	$(131.5)	$(43.8)	$(166.5)

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

Restructuring Activities in 2017

Information regarding the restructuring charges for all ongoing activities is presented in the following table (in millions):

	Charges Incurred in 2017	Charges Incurred to Date	Total Charges Expected to be Incurred
Severance and related expense	$—	$9.3	$9.3
Asset write-offs and accelerated depreciation	0.1	2.5	2.5
Lease termination	—	0.2	0.2
Other	0.1	3.8	4.2
Total restructuring charges	$0.2	$15.8	$16.2
While restructuring charges are excluded from our calculation of segment profit (loss), the table below presents the restructuring charges associated with each segment (in millions):

	Charges Incurred in 2017	Charges Incurred to Date	Total Charges Expected to be Incurred
Residential Heating & Cooling	$—	$0.9	$0.9
Commercial Heating & Cooling	—	1.1	1.1
Refrigeration	0.2	12.1	12.1
Corporate & Other	—	1.7	2.1
Total restructuring charges	$0.2	$15.8	$16.2
Restructuring accruals are included in Accrued expenses in the accompanying Consolidated Balance Sheets. The table below details the activity in 2017 within the restructuring accruals (in millions):

	Balance as of December 31, 2016	Included in Earnings	Cash Utilization	Non-Cash Utilization and Other	Balance as of June 30, 2017
Severance and related expense	$—	$—	$—	$—	$—
Asset write-offs and accelerated depreciation	—	0.1	(0.1)	0.1	0.1
Lease termination	—	—	—	—	—
Other	—	0.1	(0.2)	—	(0.1)
Total restructuring accruals	$—	$0.2	$(0.3)	$0.1	$—

13. Earnings Per Share:

Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net income by the sum of the weighted-average number of shares and the number of equivalent shares assumed outstanding, if dilutive, under our stock-based compensation plans.

The computations of basic and diluted earnings per share for Income from continuing operations were as follows (in millions, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$115.5	$110.7	$159.0	$135.6
Add: Loss from discontinued operations	0.9	0.5	0.9	0.5
Income from continuing operations	$116.4	$111.2	$159.9	$136.1

Weighted-average shares outstanding – basic	42.3	43.6	42.6	43.8
Add: Potential effect of dilutive securities attributable to stock-based payments	0.6	0.5	0.6	0.6
Weighted-average shares outstanding – diluted	42.9	44.1	43.2	44.4

Earnings per share – Basic:
Income from continuing operations	$2.75	$2.55	$3.76	$3.11
Loss from discontinued operations	(0.02)	(0.01)	(0.02)	(0.01)
Net income	$2.73	$2.54	$3.74	$3.10

Earnings per share – Diluted:
Income from continuing operations	$2.71	$2.52	$3.70	$3.07
Loss from discontinued operations	(0.02)	(0.01)	(0.02)	(0.01)
Net income	$2.69	$2.51	$3.68	$3.06

The following stock appreciation rights and restricted stock units were outstanding but not included in the diluted earnings per share calculation because the assumed exercise of such rights would have been anti-dilutive (in millions, except for per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Weighted-average number of shares	—	0.2	0.2	0.2
Price range per share	$—	$124.97-$131.94	$156.94	$124.97-$131.94

14. Reportable Business Segments:

We operate in three reportable business segments of the heating, ventilation, air conditioning and refrigeration (“HVACR”) industry. Our segments are organized primarily by the nature of the products and services we provide. The following table describes each segment:

Segment	Product or Services	Markets Served	Geographic Areas
Residential Heating & Cooling	Furnaces, air conditioners, heat pumps, packaged heating and cooling systems, indoor air quality equipment, comfort control products, replacement parts	Residential Replacement; Residential New Construction	United States Canada
Commercial Heating & Cooling	Unitary heating and air conditioning equipment, applied systems, controls, installation and service of commercial heating and cooling equipment	Light Commercial	United States Canada Europe Central America
Refrigeration	Condensing units, unit coolers, fluid coolers, air cooled condensers, air handlers, process chillers, controls, compressorized racks, supermarket display cases and systems	Light Commercial; Food Preservation; Non-Food/Industrial	United States Canada Europe Asia Pacific South America Central America

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

Our corporate costs include those costs related to corporate functions such as legal, internal audit, treasury, human resources, tax compliance and senior executive staff. Corporate costs also include the long-term share-based incentive awards provided to employees throughout LII. We record these share-based awards as corporate costs because they are determined at the discretion of the Board of Directors and based on the historical practice of doing so for internal reporting purposes.

Any intercompany sales and associated profit (and any other intercompany items) are eliminated from segment results. There were no significant intercompany eliminations for the periods presented.

Segment Data

Net sales and segment profit (loss) for each segment, along with a reconciliation of segment profit (loss) to Operating income, are shown below (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Net sales
Residential Heating & Cooling	$653.5	$574.5	$1,073.3	$951.8
Commercial Heating & Cooling	258.6	252.9	454.1	423.3
Refrigeration	190.0	191.8	368.2	359.3
	$1,102.1	$1,019.2	$1,895.6	$1,734.4

Segment profit (loss) (1)
Residential Heating & Cooling	$140.5	$115.9	$182.9	$154.1
Commercial Heating & Cooling	44.7	47.4	63.8	61.7
Refrigeration	21.6	21.3	35.7	30.3
Corporate and other	(23.9)	(23.5)	(34.8)	(38.4)
Total segment profit	182.9	161.1	247.6	207.7
Reconciliation to Operating income:
Special product quality adjustments	5.2	—	5.2	(0.4)
Items in Losses and other expenses, net that are excluded from segment profit (loss) (1)	2.2	(0.4)	6.0	3.1
Restructuring charges	0.1	0.8	0.2	0.6
Operating income	$175.4	$160.7	$236.2	$204.4
(1) We define segment profit and loss as a segment's operating income included in the accompanying Consolidated Statements of Operations, excluding:

•	Special product quality adjustments;

•	The following items in Losses (gains) and other expenses, net:

◦	Net change in unrealized losses (gains) on unsettled futures contracts,

◦	Special legal contingency charges,

◦	Asbestos-related litigation,

◦	Contractor tax payments,

◦	Environmental liabilities,

◦	Acquisition costs,

◦	Other items, net; and

•	Restructuring charges (gains).

Total Assets by Segment

Except for the seasonal increase in total assets across all reportable segments, there have not been any material changes in the composition of total assets by segment since December 31, 2016.

15. Fair Value Measurements:

Fair Value Hierarchy

The methodologies used to determine the fair value of our financial assets and liabilities at June 30, 2017 were the same as those used at December 31, 2016.

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

Marketable Equity Securities

The following table presents the fair value of an investment in marketable equity securities, classified as Level 1 and related to publicly traded stock of a non-U.S. company, recorded in Other assets, net in the accompanying Consolidated Balance Sheets (in millions):

	As of June 30, 2017	As of December 31, 2016
Investment in marketable equity securities	$4.5	$4.4

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

	As of June 30, 2017	As of December 31, 2016
Senior unsecured notes	$305.5	$499.3

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

The condensed consolidating financial statements reflect the investments in subsidiaries of the Company using the equity method of accounting. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. Condensed consolidating financial statements of the Company, its Guarantor Subsidiaries and Non-Guarantor Subsidiaries as of June 30, 2017 and December 31, 2016 and for the three and six months ended June 30, 2017 and 2016 are shown on the following pages.

Lennox International Inc. and Subsidiaries
Condensed Consolidating Balance Sheets
As of June 30, 2017

(Amounts in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$3.4	$24.9	$33.0	$—	$61.3
Accounts and notes receivable, net	—	49.0	640.9	—	689.9
Inventories, net	—	414.2	136.9	(12.3)	538.8
Other assets	14.5	52.4	63.8	(54.0)	76.7
Total current assets	17.9	540.5	874.6	(66.3)	1,366.7
Property, plant and equipment, net	—	243.8	132.5	(4.6)	371.7
Goodwill	—	134.9	64.1	—	199.0
Investment in subsidiaries	1,095.6	531.1	(0.6)	(1,626.1)	—
Deferred income taxes	11.9	112.3	31.8	(14.7)	141.3
Other assets, net	1.7	40.4	27.1	(2.1)	67.1
Intercompany receivables (payables), net	(161.4)	153.6	81.0	(73.2)	—
Total assets	$965.7	$1,756.6	$1,210.5	$(1,787.0)	$2,145.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$—	$251.3	$—	$251.3
Current maturities of long-term debt	14.4	0.3	0.3	—	15.0
Accounts payable	21.5	291.6	130.0	(0.6)	442.5
Accrued expenses	2.0	201.2	54.0	—	257.2
Income taxes payable	9.2	51.1	42.4	(79.2)	23.5
Total current liabilities	47.1	544.2	478.0	(79.8)	989.5
Long-term debt	907.9	14.4	0.3	—	922.6
Post-retirement benefits, other than pensions	—	2.1	—	—	2.1
Pensions	—	76.5	13.0	—	89.5
Other liabilities	—	122.6	11.4	(2.5)	131.5
Total liabilities	955.0	759.8	502.7	(82.3)	2,135.2
Commitments and contingencies
Total stockholders' equity	10.7	996.8	707.8	(1,704.7)	10.6
Total liabilities and stockholders' equity	$965.7	$1,756.6	$1,210.5	$(1,787.0)	$2,145.8

Lennox International Inc. and Subsidiaries
Condensed Consolidating Balance Sheets
As of December 31, 2016

(Amounts in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$1.2	$17.1	$31.9	$—	$50.2
Accounts and notes receivable, net	—	30.6	439.2	—	469.8
Inventories, net	—	314.7	108.9	(5.1)	418.5
Other assets	12.8	48.8	67.5	(61.7)	67.4
Total current assets	14.0	411.2	647.5	(66.8)	1,005.9
Property, plant and equipment, net	—	237.6	123.8	—	361.4
Goodwill	—	134.9	60.2	—	195.1
Investment in subsidiaries	1,166.9	524.7	(0.5)	(1,691.1)	—
Deferred income taxes	6.8	113.5	31.1	(14.7)	136.7
Other assets, net	3.6	40.0	19.0	(1.4)	61.2
Intercompany (payables) receivables, net	(382.4)	375.2	80.4	(73.2)	—
Total assets	$808.9	$1,837.1	$961.5	$(1,847.2)	$1,760.3
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$—	$52.4	$—	$52.4
Current maturities of long-term debt	199.3	0.4	0.4	—	200.1
Accounts payable	18.5	248.5	94.2	—	361.2
Accrued expenses	6.3	206.3	53.3	—	265.9
Income taxes (receivable) payable	(54.0)	89.8	52.5	(79.3)	9.0
Total current liabilities	170.1	545.0	252.8	(79.3)	888.6
Long-term debt	600.9	14.5	0.3	—	615.7
Post-retirement benefits, other than pensions	—	2.8	—	—	2.8
Pensions	—	75.5	12.0	—	87.5
Other liabilities	—	119.1	11.1	(2.5)	127.7
Total liabilities	771.0	756.9	276.2	(81.8)	1,722.3
Commitments and contingencies
Total stockholders' equity	37.9	1,080.2	685.3	(1,765.4)	38.0
Total liabilities and stockholders' equity	$808.9	$1,837.1	$961.5	$(1,847.2)	$1,760.3

Lennox International Inc. and Subsidiaries
Condensed Consolidating Statements of Operations and Comprehensive Income
For the Three Months Ended June 30, 2017

(Amounts in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$968.7	$310.9	$(177.5)	$1,102.1
Cost of goods sold	—	672.7	264.5	(175.9)	761.3
Gross profit	—	296.0	46.4	(1.6)	340.8
Operating expenses:
Selling, general and administrative expenses	—	147.9	20.8	(0.2)	168.5
Losses (gains) and other expenses, net	0.3	1.9	0.2	(0.1)	2.3
Restructuring charges	—	—	0.1	—	0.1
Income from equity method investments	(120.6)	(17.5)	(4.5)	137.1	(5.5)
Operating income	120.3	163.7	29.8	(138.4)	175.4
Interest expense, net	7.4	(0.8)	1.6	—	8.2
Other expense, net	—	—	(0.1)	—	(0.1)
Income from continuing operations before income taxes	112.9	164.5	28.3	(138.4)	167.3
Provision for income taxes	(2.6)	47.2	6.5	(0.2)	50.9
Income from continuing operations	115.5	117.3	21.8	(138.2)	116.4
Loss from discontinued operations, net of tax	—	—	(0.9)	—	(0.9)
Net income	$115.5	$117.3	$20.9	$(138.2)	$115.5
Other comprehensive income (loss), net of tax	(1.5)	0.3	10.2	1.1	10.1
Comprehensive income	$114.0	$117.6	$31.1	$(137.1)	$125.6

Lennox International Inc. and Subsidiaries
Condensed Consolidating Statements of Operations and Comprehensive Income
For the Six Months Ended June 30, 2017

(Amounts in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$1,655.0	$569.7	$(329.1)	$1,895.6
Cost of goods sold	—	1,186.0	482.1	(324.3)	1,343.8
Gross profit	—	469.0	87.6	(4.8)	551.8
Operating expenses:
Selling, general and administrative expenses	—	278.5	42.8	(0.4)	320.9
Losses (gains) and other expenses, net	0.9	3.8	0.8	(0.1)	5.4
Restructuring charges	—	0.1	0.1	—	0.2
Income from equity method investments	(169.3)	(30.1)	(9.3)	197.8	(10.9)
Operating income	168.4	216.7	53.2	(202.1)	236.2
Interest expense, net	14.7	(1.7)	2.7	—	15.7
Other expense, net	—	—	(0.1)	—	(0.1)
Income from continuing operations before income taxes	153.7	218.4	50.6	(202.1)	220.6
Provision for income taxes	(5.3)	54.3	12.7	(1.0)	60.7
Income from continuing operations	159.0	164.1	37.9	(201.1)	159.9
Loss from discontinued operations, net of tax	—	—	(0.9)	—	(0.9)
Net income	$159.0	$164.1	$37.0	$(201.1)	$159.0
Other comprehensive income (loss), net of tax	$(72.8)	$(29.1)	$21.0	$109.5	$28.6
Comprehensive income	$86.2	$135.0	$58.0	$(91.6)	$187.6

Lennox International Inc. and Subsidiaries
Condensed Consolidating Statements of Operations and Comprehensive Income
For the Three Months Ended June 30, 2016

(Amounts in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$884.5	$183.4	$(48.7)	$1,019.2
Cost of goods sold	—	611.7	141.2	(48.7)	704.2
Gross profit	—	272.8	42.2	—	315.0
Operating expenses:
Selling, general and administrative expenses	—	139.9	19.5	—	159.4
Losses and other expenses, net	—	0.7	(0.2)	(0.1)	0.4
Restructuring gains	—	1.0	(0.2)	—	0.8
Income from equity method investments	(115.5)	(9.5)	(5.2)	123.9	(6.3)
Operating income	115.5	140.7	28.3	(123.8)	160.7
Interest expense, net	6.3	(0.5)	1.0	—	6.8
Other expense, net	—	—	(0.2)	—	(0.2)
Income from continuing operations before income taxes	109.2	141.2	27.5	(123.8)	154.1
Provision for income taxes	(1.5)	34.8	9.5	0.1	42.9
Income from continuing operations	110.7	106.4	18.0	(123.9)	111.2
Loss from discontinued operations, net of tax	—	—	(0.5)	—	(0.5)
Net income	$110.7	$106.4	$17.5	$(123.9)	$110.7
Other comprehensive loss, net of tax	0.3	0.3	2.7	0.8	4.1
Comprehensive income (loss)	$111.0	$106.7	$20.2	$(123.1)	$114.8

Lennox International Inc. and Subsidiaries
Condensed Consolidating Statements of Operations and Comprehensive Income
For the Six Months Ended June 30, 2016

(Amounts in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$1,498.3	$327.2	$(91.1)	$1,734.4
Cost of goods sold	—	1,072.4	252.5	(89.1)	1,235.8
Gross profit	—	425.9	74.7	(2.0)	498.6
Operating expenses:
Selling, general and administrative expenses	—	258.6	41.1	—	299.7
Losses and other expenses, net	(0.6)	3.1	2.2	—	4.7
Restructuring gains	—	1.0	(0.4)	—	0.6
Income from equity method investments	(143.5)	(9.5)	(9.2)	151.4	(10.8)
Operating income	144.1	172.7	41.0	(153.4)	204.4
Interest expense, net	11.7	(1.0)	2.0	—	12.7
Other expense, net	—	—	(0.3)	—	(0.3)
Income from continuing operations before income taxes	132.4	173.7	39.3	(153.4)	192.0
Provision for income taxes	(3.1)	46.8	12.9	(0.7)	55.9
Income from continuing operations	135.5	126.9	26.4	(152.7)	136.1
Loss from discontinued operations, net of tax	—	—	0.5	—	0.5
Net income	$135.5	$126.9	$25.9	$(152.7)	$135.6
Other comprehensive loss, net of tax	4.9	2.4	9.0	1.8	18.1
Comprehensive income (loss)	$140.4	$129.3	$34.9	$(150.9)	$153.7

Lennox International Inc. and Subsidiaries
Condensed Consolidating Statements of Cash Flows
For the Six Months Ended June 30, 2017

(Amounts in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$326.1	$(191.4)	$(183.0)	$—	$(48.3)
Cash flows from investing activities:
Proceeds from the disposal of property, plant and equipment	—	0.1	0.1	—	0.2
Purchases of property, plant and equipment	—	(37.2)	(6.2)	—	(43.4)
Net cash used in investing activities	—	(37.1)	(6.1)	—	(43.2)
Cash flows from financing activities:
Short-term borrowings, net	—	—	(1.1)	—	(1.1)
Asset securitization borrowings	—	—	200.0	—	200.0
Asset securitization payments	—	—	—	—	—
Long-term debt payments	(200.0)	(0.2)	(0.3)	—	(200.5)
Borrowings from credit facility	1,352.5	—	—	—	1,352.5
Payments on credit facility	(1,031.0)	—	—	—	(1,031.0)
Proceeds from employee stock purchases	1.5	—	—	—	1.5
Repurchases of common stock	(175.0)	—	—	—	(175.0)
Repurchases of common stock to satisfy employee withholding tax obligations	(14.1)	—	—	—	(14.1)
Intercompany debt	(25.5)	6.4	19.1	—	—
Intercompany financing activity	(195.4)	230.1	(34.7)	—	—
Cash dividends paid	(36.9)	—	—	—	(36.9)
Net cash provided by financing activities	(323.9)	236.3	183.0	—	95.4
Increase in cash and cash equivalents	2.2	7.8	(6.1)	—	3.9
Effect of exchange rates on cash and cash equivalents	—	—	7.2	—	7.2
Cash and cash equivalents, beginning of period	1.2	17.1	31.9	—	50.2
Cash and cash equivalents, end of period	$3.4	$24.9	$33.0	$—	$61.3

Lennox International Inc. and Subsidiaries
Condensed Consolidating Statements of Cash Flows
For the Six Months Ended June 30, 2016

(Amounts in millions)	Parent		Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$62.1		$(51.3)	$(36.1)	$—	$(25.3)
Cash flows from investing activities:
Purchases of property, plant and equipment	—		(36.8)	(4.9)	—	(41.7)
Net cash used in investing activities	—		(36.8)	(4.9)	—	(41.7)
Cash flows from financing activities:
Short-term borrowings, net	—		—	0.5	—	0.5
Asset securitization borrowings	—		—	40.0	—	40.0
Asset securitization payments	—		—	(20.0)	—	(20.0)
Long-term debt payments	(7.5)		(0.5)	(0.2)	—	(8.2)
Borrowings from credit facility	1,184.5		—	—	—	1,184.5
Payments on credit facility	(864.0)		—	—	—	(864.0)
Proceeds from employee stock purchases	1.3		—	—	—	1.3
Repurchases of common stock	(200.0)		—	—	—	(200.0)
Repurchases of common stock to satisfy employee withholding tax obligations	(21.4)		—	—	—	(21.4)
Intercompany debt	(11.9)		(4.3)	16.2	—	—
Intercompany financing activity	(110.2)		109.1	1.1	—	—
Intercompany investments	—	—	—	—	—	—
Cash dividends paid	(31.8)		—	—	—	(31.8)
Net cash provided by financing activities	(61.0)		104.3	37.6	—	80.9
Increase in cash and cash equivalents	1.1		16.2	(3.4)	—	13.9
Effect of exchange rates on cash and cash equivalents	—		—	1.9	—	1.9
Cash and cash equivalents, beginning of period	0.5		7.8	30.6	—	38.9
Cash and cash equivalents, end of period	$1.6		$24.0	$29.1	$—	$54.7

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

Financial Overview

In the second quarter of 2017, the Residential Heating & Cooling segment continued to lead our overall operational performance with a 14% increase in net sales and a $25 million increase in segment profit compared to the second quarter of 2016. The primary growth driver for this segment was volume gains. Our Commercial Heating & Cooling segment also grew sales in the second quarter of 2017 with a 2% increase in net sales but had $3 million in decreased segment profit compared to the second quarter of 2016. This segment's profits were down largely due to higher commodity prices and unfavorable mix. Sales in our Refrigeration segment decreased by 1% and segment profit was relatively flat compared to the second quarter of 2016 due primarily to lower sales volume.

Financial Highlights

•	Net sales increased $83 million, or 8%, to $1,102 million in the second quarter of 2017 compared to the second quarter of 2016.

•	Operating income in the second quarter of 2017 increased $15 million to $175 million.

•
Net income for the second quarter of 2017 increased $5 million to $116 million, including the benefit of $0.7 million of discrete tax benefits in the second quarter of 2017 related to excess tax benefits from share-based compensation.

•	Diluted earnings per share from continuing operations were $2.71 per share in the second quarter of 2017 compared to $2.52 per share in the second quarter of 2016.

•
During the second quarter of 2017, we returned $37 million to shareholders through dividend payments and initiated a $100 million repurchase of common stock that will be completed in the third quarter of 2017.

Second Quarter of 2017 Compared to Second Quarter of 2016 - Consolidated Results

The following table provides a summary of our financial results, including information presented as a percentage of net sales:

	For the Three Months Ended June 30,
	Dollars (in millions)		Percent Change Fav/(Unfav)	Percent of Sales
	2017	2016		2017	2016
Net sales	$1,102.1	$1,019.2	8.1%	100.0%	100.0%
Cost of goods sold	761.3	704.2	(8.1)	69.1	69.1
Gross profit	340.8	315.0	8.2	30.9	30.9
Selling, general and administrative expenses	168.5	159.4	(5.7)	15.3	15.6
Losses and other expenses, net	2.3	0.4	(475.0)	0.2	—
Restructuring charges	0.1	0.8	(87.5)	—	0.1
Income from equity method investments	(5.5)	(6.3)	(12.7)	(0.5)	(0.6)
Operating income	$175.4	$160.7	9.1%	15.9%	15.8%

Net Sales

Net sales increased 8% in the second quarter of 2017 compared to the second quarter of 2016, primarily from 8% higher sales volumes. The Residential Heating & Cooling segment delivered higher volume from additional replacement and new construction business. The Commercial Heating & Cooling segment delivered higher volume from our North American Service business.

Gross Profit

Gross profit margin in the second quarter of 2017 remained flat at 30.9% compared to the second quarter of 2016. We saw positive margin increases of 70 basis points ("bps") from favorable mix and price, 70 bps from lower material costs and 10 bps from product warranties. Offsetting these increases were decreases of 80 bps from higher commodity prices, 50 bps related to a product quality issue disclosed in Note 6 in the Notes to the Consolidated Financial Statements and 20 bps from combined freight and distribution.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, or SG&A, was $169 million in the second quarter of 2017 compared to $159 million in the second quarter of 2016, and as a percentage of net sales decreased 30 bps to 15.3%. SG&A increased due to wage inflation and increased investment in information technology and research and development partially offset by decreases in long-term incentive compensation and healthcare costs.

Losses and Other Expenses, Net

Losses and other expenses, net for the second quarter of 2017 and 2016 included the following (in millions):

	For the Three Months Ended June 30,
	2017	2016
Realized (gains) losses on settled future contracts	$(0.4)	$0.4
Foreign currency exchange losses	0.5	0.3
Gain on disposal of fixed assets	—	0.1
Net change in unrealized losses (gains) on unsettled futures contracts	0.1	(0.3)
Special legal contingency charges (gains)	1.2	(1.7)
Asbestos-related litigation	0.7	1.1
Environmental liabilities	0.2	0.5
Losses and other expenses, net (pre-tax)	$2.3	$0.4

The net change in unrealized (gains) losses on unsettled futures contracts was due to changes in commodity prices relative to the unsettled futures contract prices. For more information on our futures contracts, see Note 4 in the Notes to the Consolidated Financial Statements. For more information on special legal contingency charges and asbestos-related litigation, see Note 6 in the Notes to the Consolidated Financial Statements.

Restructuring Charges

There were minor restructuring charges in the second quarter of 2017. For additional information on our restructuring activities, refer to Note 12 in the Notes to the Consolidated Financial Statements.

Income from Equity Method Investments

We participate in two joint ventures that are engaged in the manufacture and sale of compressors, unit coolers and condensing units. We exert significant influence over these affiliates based upon our ownerships, but do not control them due to venture partner participation. Accordingly, these joint ventures have been accounted for under the equity method and their financial position and results of operations are not consolidated. Income from equity method investments of $6 million in the second quarter of 2017 was relatively flat when compared to the second quarter of 2016.

Interest Expense, net

Interest expense, net of $8 million in the second quarter of 2017 was up from $7 million as compared to the second quarter of 2016 due to an increase in our average net borrowings.

Income Taxes

We expect our annual effective tax rate to be 32%, excluding the impact of excess tax benefits recorded as a reduction of income taxes under ASU No. 2016-09, in 2017 and subsequent years.

The effective tax rate was 30% for the second quarter of 2017, after the impact of excess tax benefits, compared to 28% for the second quarter of 2016, which excluded the impact of excess tax benefits. The rate for the second quarter of 2016 is lower as compared to the second quarter of 2017 primarily due to the recognition of tax benefits related to the repatriation of earnings in 2016.

Second Quarter of 2017 Compared to Second Quarter of 2016 - Results by Segment

Residential Heating & Cooling

The following table presents our Residential Heating & Cooling segment's net sales and profit for the second quarter of 2017 and 2016 (dollars in millions):

	For the Three Months Ended June 30,
	2017	2016	Difference	% Change
Net sales	$653.5	$574.5	$79	13.8%
Profit	$140.5	$115.9	$24.6	21.2%
% of net sales	21.5%	20.2%

Net sales increased by 14% in the second quarter of 2017 compared to the second quarter of 2016. Sales volume increased by 13% and price and mix combined increased sales by 1%.

Segment profit in the second quarter of 2017 increased $25 million compared to the second quarter of 2016 due to $25 million in higher sales volume, $6 million in higher price and mix, $3 million in lower material costs, $2 million in lower warranty and other product costs, and $1 million in factory productivity. Partially offsetting these increases was $6 million of higher SG&A expenses primarily for information technology and research and development investments, incremental headcount and higher personnel related costs, $5 million in higher commodity costs, and $1 million of freight and distribution investments.

Commercial Heating & Cooling

The following table presents our Commercial Heating & Cooling segment's net sales and profit for the second quarter of 2017 and 2016 (dollars in millions):

	For the Three Months Ended June 30,
	2017	2016	Difference	% Change
Net sales	$258.6	$252.9	$5.7	2.3%
Profit	$44.7	$47.4	$(2.7)	(5.7)%
% of net sales	17.3%	18.7%

Net sales increased by 2% in the second quarter of 2017 compared to the second quarter of 2016. Sales volume increased 4% primarily from growth in our North American Service, VRF and European HVAC businesses offset by unfavorable mix and foreign currency combined by 2%.

Segment profit in the second quarter of 2017 decreased $3 million compared to the second quarter of 2016 primarily due to unfavorable mix of $2 million, $2 million of higher SG&A expenses, $2 million of higher commodity costs, $1 million of lower factory productivity, $1 million of freight and distribution investments, and $1 million of higher warranty and other product costs, partially offset by a $3 million increase from higher sales volume, $2 million of lower material costs, and $1 million of higher price.

Refrigeration

The following table presents our Refrigeration segment's net sales and profit for the second quarter of 2017 and 2016 (dollars in millions):

	For the Three Months Ended June 30,
	2017	2016	Difference	% Change
Net sales	$190.0	$191.8	$(1.8)	(0.9)%
Profit	$21.6	$21.3	$0.3	1.4%
% of net sales	11.4%	11.1%

Net sales decreased 1% in the second quarter of 2017 compared to the second quarter of 2016 due primarily to lower sales volumes.

Segment profit in the second quarter of 2017 was flat compared to the second quarter of 2016 due to $2 million of favorable price and mix, $2 million in lower material costs, and $1 million lower other product costs, offset by $3 million in higher SG&A expenses and $2 million in lower factory productivity.

Corporate and Other

Corporate and other expenses were flat in the second quarter of 2017 compared to the second quarter of 2016 due to $2 million of general wage inflation, offset by $2 million in lower health care expenses.

Year-to-Date through June 30, 2017 Compared to Year-to-Date through June 30, 2016 - Consolidated Results

The following table provides a summary of our financial results, including information presented as a percentage of net sales:

	For the Six Months Ended June 30,
	Dollars (in millions)		Percent Change Fav/(Unfav)	Percent of Sales
	2017	2016		2017	2016
Net sales	$1,895.6	$1,734.4	9.3	100.0%	100.0%
Cost of goods sold	1,343.8	1,235.8	(8.7)	70.9	71.3
Gross profit	551.8	498.6	10.7	29.1	28.7
Selling, general and administrative expenses	320.9	299.7	(7.1)	16.9	17.3
Losses and other expenses, net	5.4	4.7	(14.9)	0.3	0.2
Restructuring charges	0.2	0.6	66.7	—	—
Income from equity method investments	(10.9)	(10.8)	0.9	(0.6)	(0.6)
Operating income	$236.2	$204.4	15.6	12.5%	11.8%

Net Sales

Net sales increased 9% in the first six months of 2017 compared to the first six months of 2016, with sales volumes up 9% and a 1% increase from price and mix combined. The volume increases were driven by our Residential Heating & Cooling and Commercial Heating & Cooling and Refrigeration segments all capturing additional replacement and new construction business. Partially offsetting these increases was a 1% decrease from unfavorable foreign currency exchange rates.

Gross Profit

Gross profit margins in the first six months of 2017 increased 40 bps to 29.1% compared to the first six months of 2016. Our profit margin increased 90 bps from material cost savings and 70 bps from favorable price and mix combined. Offsetting these increases were decreases of 50 bps from higher commodity costs, 40 bps from freight and distribution and 30 bps from unfavorable factory productivity.

Selling, General and Administrative Expenses

SG&A was $321 million for the first six months of 2017 compared to $300 million for the first six months of 2016, and as a percentage of net sales, decreased 40 bps to 16.9% from 17.3%. SG&A increased due to wage inflation and increased investment in information technology and research and development partially offset by decreases in long-term incentive compensation and healthcare costs.

Losses and Other Expenses, Net

Losses and other expenses, net for the first six months of 2017 and 2016 included the following (in millions):

	For the Six Months Ended June 30,
	2017	2016
Realized (gains) losses on settled future contracts	$(0.8)	$0.9
Foreign currency exchange losses	0.2	0.5
Loss on disposal of fixed assets	—	0.1
Net change in unrealized losses (gains) on unsettled futures contracts	0.9	(0.7)
Special legal contingency charges	2.0	—
Asbestos-related litigation	2.4	1.9
Environmental liabilities	0.7	1.1
Contractor tax payments	—	0.5
Acquisition costs	—	0.4
Losses and other expenses, net (pre-tax)	$5.4	$4.7

The net change in unrealized (gains) losses on unsettled futures contracts was due to changes in commodity prices relative to the unsettled futures contract prices. For more information on our futures contracts, see Note 4 in the Notes to the Consolidated Financial Statements. For more information on special legal contingency charges and asbestos-related litigation, see Note 6 in the Notes to the Consolidated Financial Statements. Contractor tax payments in the first six months of 2016 relate to a charge for underpaid contractor taxes at one of our non-U.S. subsidiaries.

Restructuring Charges

There were minor restructuring charges in the first six months of 2017. For additional information on our restructuring activities, refer to Note 12 in the Notes to the Consolidated Financial Statements.

Income from Equity Method Investments

We participate in two joint ventures that are engaged in the manufacture and sale of compressors, unit coolers and condensing units. We exert significant influence over these affiliates based upon our ownerships, but do not control them due to venture partner participation. Accordingly, these joint ventures have been accounted for under the equity method and their financial position and results of operations are not consolidated. Income from equity method investments of $11 million in the first six months of 2017 was relatively flat when compared to the first six months of 2016.

Interest Expense, net

Interest expense, net of $16 million in the first six months of 2017 increased from $13 million in the first six months of 2016 due to an increase in our average net borrowings.

Income Taxes

We expect our annual effective tax rate to be 32%, excluding the impact of excess tax benefits recorded as a reduction of income taxes under ASU No. 2016-09, in 2017 and subsequent years.

The effective tax rate was 28% for the six months ended June 30, 2017, after the impact of excess tax benefits, compared to 29% for the six months ended June 30, 2016, which excluded the impact of excess tax benefits but included the benefits of a planned repatriation of earnings in the second quarter of 2016.

Year-to-Date through June 30, 2017 Compared to Year-to-Date through June 30, 2016 - Results by Segment

Residential Heating & Cooling

The following table presents our Residential Heating & Cooling segment's net sales and profit for the first six months of 2017 and 2016 (dollars in millions):

	For the Six Months Ended June 30,
	2017	2016	Difference	% Change
Net sales	$1,073.3	$951.8	$121.5	12.8%
Profit	$182.9	$154.1	$28.8	18.7%
% of net sales	17.0%	16.2%

Net sales increased by 13% in the first six months of 2017 compared to the first six months of 2016. Sales volumes increased net sales by 12% due to industry growth and the benefits of favorable price and mix contributed 1%.

Segment profit for the first six months of 2017 increased $29 million compared to the first six months of 2016. The benefits of $36 million in higher sales volume, $7 million from lower material costs, $6 million from favorable price and mix, $2 million from favorable warranty and other product costs, $1 million in higher factory productivity, and $1 million from favorable foreign currency exchange rates, were partially offset by $12 million in SG&A expenses to support investments in technology and research and development and incremental headcount and higher personnel costs, $6 million in higher commodity costs, and $6 million in freight and distribution investments.

Commercial Heating & Cooling

The following table presents our Commercial Heating & Cooling segment's net sales and profit for the first six months of 2017 and 2016 (dollars in millions):

	For the Six Months Ended June 30,
	2017	2016	Difference	% Change
Net sales	$454.1	$423.3	$30.8	7.3%
Profit	$63.8	$61.7	$2.1	3.4%
% of net sales	14.0%	14.6%

Commercial Heating & Cooling net sales increased by 7% in the first six months of 2017 compared to the first six months of 2016. Sales volumes increased net sales by 8%, and changes in foreign currency exchange rates unfavorably impacted net sales by 1%.

Segment profit in the first six months of 2017 increased $2 million compared to the first six months of 2016. The benefits of $10 million from incremental volume and $3 million in lower material costs were offset by $5 million in higher SG&A expenses, $2 million due to unfavorable mix, $1 million of higher commodity costs, $1 million of lower factory productivity, $1 million of distribution investments, and $1 million from other product costs.

Refrigeration

The following table presents our Refrigeration segment's net sales and profit for the first six months of 2017 and 2016 (dollars in millions):

	For the Six Months Ended June 30,
	2017	2016	Difference	% Change
Net sales	$368.2	$359.3	$8.9	2.5%
Profit	$35.7	$30.3	$5.4	17.8%
% of net sales	9.7%	8.4%

Refrigeration net sales increased 3% in the first six months of 2017 compared to the first six months of 2016 primarily due to 2% favorable price and mix and 1% volume growth.

Segment profit for the first six months of 2017 increased $5 million compared to the first six months of 2016 primarily due to $5 million favorable price and mix, $5 million lower material costs, $2 million from higher sales volume, $2 million of lower other product costs, and $1 million from favorable foreign currency exchange rates, partially offset by $8 million of higher SG&A expenses and $2 million in lower factory productivity.

Corporate and Other

Corporate and other expenses decreased $3 million to $35 million in the first six months of 2017 from $38 million in the first six months of 2016 due primarily to lower health care costs and lower incentive compensation, with a partial offset from general wage inflation.

Liquidity and Capital Resources

Our working capital and capital expenditure requirements are generally met through internally generated funds, bank lines of credit and an asset securitization arrangement. Working capital needs are generally greater in the first and second quarters due to the seasonal nature of our business cycle.

Statement of Cash Flows

The following table summarizes our cash flow activity for the six months ended June 30, 2017 and 2016 (in millions):

	For the Six Months Ended June 30,
	2017	2016
Net cash used in operating activities	$(48.3)	$(25.3)
Net cash used in investing activities	(43.2)	(41.7)
Net cash provided by financing activities	95.4	80.9

Net Cash Used in Operating Activities - The net cash used in operating activities in the first six months of 2017 and 2016 reflects the seasonal increase in working capital requirements and the increase in sales in 2017 as compared to 2016. The increase in net income in the first six months of 2017 as compared to 2016 was offset by increases in working capital used to support higher sales.

Net Cash Used in Investing Activities - Capital expenditures were $43 million and $42 million in the first six months of 2017 and 2016, respectively. Capital expenditures in 2017 were primarily related to investments in systems and software to support the overall enterprise, expansion of our manufacturing capacity and equipment, and continued investments in our distribution network.

Net Cash Provided by Financing Activities - Net cash provided by financing activities increased in the first six months of 2017 to $95 million as compared to $81 million in the first six months of 2016. Cash continues to be provided by an increase in net borrowings and we continue to make share repurchases. During the second quarter of 2017 we settled the $75 million Accelerated Share Repurchase Transaction executed in the first quarter and executed a $100 million Accelerated Repurchase Transaction that will be settled in the third quarter of 2017. For additional information on share repurchases, refer to Note 10 in the Notes to the Consolidated Financial Statements.

Debt Position

The following table details our lines of credit and financing arrangements as of June 30, 2017 (in millions):

Outstanding Borrowings
Short-term debt:
Foreign obligations	$1.3
Asset Securitization Program (1)	250.0
Total short-term debt	$251.3
Current maturities of long-term debt:
Capital lease obligations	0.6
Domestic credit facility (2)	15.0
Debt issuance costs	(0.6)
Total current maturities of long-term debt	$15.0
Long-term debt:
Capital lease obligations	14.8
Domestic credit facility (2)	562.5
Senior unsecured notes	350.0
Debt issuance costs	(4.7)
Total long-term debt	922.6
Total debt	$1,188.9
(1) The maximum securitization amount ranges from $200.0 million to $325.0 million, depending on the period. The maximum capacity of the ASP is the lesser of the maximum securitization amount or 100% of the net pool balance less reserves, as defined under the ASP.
(2) The available future borrowings on our domestic credit facility are $288.1 million after being reduced by the outstanding borrowings and $4.4 million in outstanding standby letters of credit. We also had $38.3 million in outstanding standby letters of credit outside of the domestic credit facility as of June 30, 2017.

Financial Leverage

We periodically review our capital structure to ensure the appropriate levels of leverage and liquidity. We may access the capital markets, as necessary, based on business needs and to take advantage of favorable interest rate environments or other market conditions. We also evaluate our debt-to-capital and debt-to-EBITDA ratios to determine, among other considerations, the appropriate targets for capital expenditures and share repurchases under our share repurchase programs. Our debt-to-total-capital ratio increased to 99.1% at June 30, 2017 from 95.8% at December 31, 2016.
As of June 30, 2017, our senior credit ratings were Baa3 with a stable outlook, and BBB with a stable outlook, by Moody's Investors Service, Inc. ("Moody's") and Standard & Poor's Rating Group ("S&P"), respectively. The security ratings are not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating. Our goal is to maintain investment grade ratings from Moody's and S&P to help ensure the capital markets remain available to us.

Liquidity

We believe our cash and cash equivalents of $61 million, future cash generated from operations and available future borrowings are sufficient to fund operations, planned capital expenditures, future contractual obligations, share repurchases, potential dividends and other needs in the foreseeable future. Included in our cash and cash equivalents of $61 million as of June 30, 2017 was $33.0 million of cash held in foreign locations. Our cash held in foreign locations is used for investing and operating activities in those locations, and we generally do not have the need or intent to repatriate those funds to the United States. If we were to repatriate foreign earnings, we would be required to accrue and pay taxes in the United States, less foreign tax credits, for the amounts that were repatriated.

Our expected capital expenditures for 2017 are $100 million. We also continue to increase shareholder value through dividend payments and our share repurchase programs, with the completion of a $75 million stock repurchase program, the initiation of a $100 million stock repurchase program, and the declaration of $40 million of cash dividends in the first six months of 2017.

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

Recent Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standard Board ("FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for us on January 1, 2018. Early application is not permitted. We have substantially completed our evaluation of the effect that ASU 2014-09 will have on our Consolidated Financial Statements and related disclosures. We do not expect the ASU to have a material impact on the amount and timing of revenue recognition, but it will require us to enhance our disclosures to provide additional information relating to disaggregated revenue, contract assets and liabilities, and remaining performance obligations. We are currently in the process of preparing these additional disclosures, including updating our internal controls related to the additional data and disclosures to be provided upon adoption of the new standard. We will adopt the new standard using the modified retrospective approach.
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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our current management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2017, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes during the quarter ended June 30, 2017 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In the second quarter of 2017, we purchased shares of our common stock as follows:

	Total Number of Shares Purchased (1)	Average Price Paid per Share (including fees)	Total Number of Shares Purchased As Part of Publicly Announced Plans	Approximate Dollar Value of Shares that may yet be Purchased under our Share Repurchase Plans (in millions) (2)
April 1 through April 29	569,692	$168.95	569,683	$471.0
April 30 through May 27	3,143	170.21	—	471.0
May 28 through June 30	1,382	187.77	—	471.0
	574,217		569,683
(1) We repurchased 4,534 shares of common stock in April, May and June 2017 surrendered to LII to satisfy employee tax-withholding obligations in connection with the exercise of long-term incentive awards.
(2) After an $75 million payment for Accelerated Share Repurchase Plan (ASR) executed in February 2017 and $100 million payment for an ASR executed in April 2017. Final settlement of the February ASR occurred in the second quarter and the final settlement of the April ASR will be in the third quarter. The February and April ASRs were offered pursuant to a previously announced repurchase plan. See Note 10 in the Notes to the Consolidated Financial Statements for further details.

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

4.8	Form of 3.000% Notes due 2023 (filed as Exhibit 4.3 to LII’s Current Report on Form 8-K filed on November 3, 2016, and incorporated by reference).
31.1	Certification of the principal executive officer (filed herewith).
31.2	Certification of the principal financial officer (filed herewith).
32.1	Certification of the principal executive officer and the principal financial officer pursuant to 18 U.S.C. Section 1350 (furnished herewith).
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

Date: July 24, 2017