Form 10-Q
period 2017-09-30
LENNOX INTERNATIONAL INC
filed 2017-10-24
CIK 1069202

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
_________________________________________________
FORM 10-Q
 _________________________________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [ ]    No  [X]
As of October 19, 2017, the number of shares outstanding of the registrant’s common stock, par value $.01 per share, was 41,773,840.

LENNOX INTERNATIONAL INC.
FORM 10-Q
For the three and nine months ended September 30, 2017

i

Part I - Financial Information
Item 1. Financial Statements
LENNOX INTERNATIONAL INC. AND SUBSIDIARIES Consolidated Balance Sheets

(Amounts in millions, except shares and par values)	As of September 30, 2017	As of December 31, 2016
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$60.7	$50.2
Accounts and notes receivable, net of allowances of $6.9 and $6.7 in 2017 and 2016, respectively	598.1	469.8
Inventories, net	530.9	418.5
Other assets	80.9	67.4
Total current assets	1,270.6	1,005.9
Property, plant and equipment, net of accumulated depreciation of $767.8 and $717.2 in 2017 and 2016, respectively	374.6	361.4
Goodwill	200.6	195.1
Deferred income taxes	143.3	136.7
Other assets, net	66.6	61.2
Total assets	$2,055.7	$1,760.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$326.0	$52.4
Current maturities of long-term debt	22.4	200.1
Accounts payable	394.5	361.2
Accrued expenses	278.4	265.9
Income taxes payable	2.4	9.0
Total current liabilities	1,023.7	888.6
Long-term debt	775.7	615.7
Post-retirement benefits, other than pensions	1.9	2.8
Pensions	90.2	87.5
Other liabilities	131.7	127.7
Total liabilities	2,023.2	1,722.3
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 200,000,000 shares authorized, 87,170,197 shares issued	0.9	0.9
Additional paid-in capital	1,048.0	1,046.2
Retained earnings	1,554.4	1,353.0
Accumulated other comprehensive loss	(157.0)	(195.1)
Treasury stock, at cost, 45,401,841 shares and 44,195,250 shares as of September 30, 2017 and December 31, 2016, respectively	(2,414.2)	(2,167.4)
Noncontrolling interests	0.4	0.4
Total stockholders’ equity	32.5	38.0
Total liabilities and stockholders' equity	$2,055.7	$1,760.3
The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES Consolidated Statements of Operations (Unaudited)

(Amounts in millions, except per share data)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Net sales	$1,052.3	$1,010.0	$2,947.9	$2,744.4
Cost of goods sold	738.6	699.7	2,082.4	1,935.5
Gross profit	313.7	310.3	865.5	808.9
Operating Expenses:
Selling, general and administrative expenses	158.7	156.5	479.6	456.2
Losses and other expenses, net	3.0	0.7	8.5	5.5
Restructuring charges	1.9	0.6	2.1	1.2
Income from equity method investments	(4.5)	(4.4)	(15.5)	(15.3)
Operating income	154.6	156.9	390.8	361.3
Interest expense, net	7.6	7.0	23.3	19.6
Other income, net	—	—	(0.2)	(0.2)
Income from continuing operations before income taxes	147.0	149.9	367.7	341.9
Provision for income taxes	43.0	48.2	103.8	104.0
Income from continuing operations	104.0	101.7	263.9	237.9
Discontinued Operations:
Loss from discontinued operations before income taxes	(0.8)	—	(2.3)	(0.9)
Benefit from income taxes	(0.3)	—	(0.9)	(0.3)
Loss from discontinued operations	(0.5)	—	(1.4)	(0.6)
Net income	$103.5	$101.7	$262.5	$237.3

Earnings per share – Basic:
Income from continuing operations	$2.48	$2.35	$6.23	$5.46
Loss from discontinued operations	(0.01)	—	(0.03)	(0.01)
Net income	$2.47	$2.35	$6.20	$5.45
Earnings per share – Diluted:
Income from continuing operations	$2.45	$2.33	$6.15	$5.39
Loss from discontinued operations	(0.01)	—	(0.03)	(0.01)
Net income	$2.44	$2.33	$6.12	$5.38

Weighted Average Number of Shares Outstanding - Basic	41.9	43.2	42.3	43.6
Weighted Average Number of Shares Outstanding - Diluted	42.4	43.7	42.9	44.2

Cash dividends declared per share	$0.51	$0.43	$1.45	$1.22

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES Consolidated Statements of Comprehensive Income (Unaudited)

(Amounts in millions)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$103.5	$101.7	$262.5	$237.3
Other comprehensive income:
Foreign currency translation adjustments	10.2	(3.1)	39.4	11.3
Net change in pension and post-retirement liabilities	(2.7)	(0.4)	(8.1)	(4.5)
Reclassification of pension and post-retirement benefit losses into earnings	1.8	1.6	5.5	4.8
Change in fair value of available-for-sale marketable equity securities	0.1	(1.2)	0.2	(1.8)
Net change in fair value of cash flow hedges	3.4	2.0	10.5	1.4
Reclassification of cash flow hedge (gains) losses into earnings	(3.5)	2.4	(9.4)	10.6
Other comprehensive income before income taxes	9.3	1.3	38.1	21.8
Income tax benefit (expense)	0.1	(1.7)	—	(4.1)
Other comprehensive income, net of tax	9.4	(0.4)	38.1	17.7
Comprehensive income	$112.9	$101.3	$300.6	$255.0
The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (Unaudited)

(Amounts in millions)	For the Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$262.5	$237.3
Adjustments to reconcile net income to net cash provided by operating activities:
Income from equity method investments	(15.5)	(15.3)
Dividends from affiliates	7.8	3.9
Restructuring charges (gains), net of cash paid	1.0	(0.8)
Provision for bad debts	3.2	3.4
Unrealized gains on derivative contracts	(0.7)	(2.2)
Stock-based compensation expense	18.8	24.8
Depreciation and amortization	48.1	43.4
Deferred income taxes	(3.9)	(2.6)
Pension expense	4.1	4.7
Pension contributions	(1.4)	(52.5)
Other items, net	1.0	0.4
Changes in assets and liabilities, net of effects of divestitures:
Accounts and notes receivable	(118.3)	(146.2)
Inventories	(102.6)	(49.9)
Other current assets	(7.3)	(6.6)
Accounts payable	31.0	56.4
Accrued expenses	7.6	40.7
Income taxes payable and receivable	(9.9)	(15.0)
Other	3.5	3.0
Net cash provided by operating activities	129.0	126.9
Cash flows from investing activities:
Proceeds from the disposal of property, plant and equipment	0.2	—
Purchases of property, plant and equipment	(60.5)	(59.4)
Net cash used in investing activities	(60.3)	(59.4)
Cash flows from financing activities:
Short-term borrowings, net	(1.4)	(2.1)
Asset securitization borrowings	275.0	145.0
Asset securitization payments	—	(20.0)
Long-term debt payments	(200.8)	(30.9)
Borrowings from credit facility	1,883.0	1,715.0
Payments on credit facility	(1,701.0)	(1,493.0)
Payments of deferred financing costs	—	(0.9)
Proceeds from employee stock purchases	2.3	1.9
Repurchases of common stock	(250.0)	(300.0)
Repurchases of common stock to satisfy employee withholding tax obligations	(16.0)	(26.3)
Cash dividends paid	(58.4)	(50.5)
Net cash used in financing activities	(67.3)	(61.8)
Increase in cash and cash equivalents	1.4	5.7
Effect of exchange rates on cash and cash equivalents	9.1	3.2
Cash and cash equivalents, beginning of period	50.2	38.9
Cash and cash equivalents, end of period	$60.7	$47.8

Supplemental disclosures of cash flow information:
Interest paid	$22.5	$17.0
Income taxes paid (net of refunds)	$115.5	$120.9
The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. General:

References in this Quarterly Report on Form 10-Q to "we," "our," "us," "LII," or the "Company" refer to Lennox International Inc. and its subsidiaries, unless the context requires otherwise.

Basis of Presentation

The accompanying unaudited Consolidated Balance Sheet as of September 30, 2017, the accompanying unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and 2016, the accompanying unaudited Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2017 and 2016, and the accompanying unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016 should be read in conjunction with our audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2016. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The accompanying consolidated financial statements contain all material adjustments, consisting principally of normal recurring adjustments, necessary for a fair presentation of our financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to applicable rules and regulations, although we believe that the disclosures herein are adequate to make the information presented not misleading. The operating results for the interim periods are not necessarily indicative of the results that may be expected for a full year.

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

Recently Adopted Accounting Guidance

On March 30, 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which changes the accounting for certain aspects of share-based payments to employees. The new guidance requires entities to record all tax effects related to share-based payments at settlement or expiration through the income statement and the excess tax benefit to be recorded when it arises, subject to normal valuation allowance considerations. This is in comparison to the prior requirement that these excess tax benefits be recognized in additional paid-in capital. The new guidance also requires excess tax benefits to be classified along with other income tax cash flows as an operating activity in the statement of cash flows rather than, as previously required, a financing activity.

We have adopted ASU 2016-09 effective January 1, 2017 on a prospective basis where permitted by the new standard. As a result of this adoption:

•
We recognized discrete tax benefits of $1.5 million and $9.6 million in the income taxes line item of our consolidated statements of operations for the three and nine months ended September 30, 2017 respectively, related to excess tax benefits upon vesting or settlement in that period.

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

•
We excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of our diluted earnings per share for the three and nine months ended September 30, 2017.

Reclassifications

Certain amounts have been reclassified from the prior year presentation to conform to the current year presentation.

2. Inventories:

The components of inventories are as follows (in millions):

	As of September 30, 2017	As of December 31, 2016
Finished goods	$369.1	$287.2
Work in process	8.6	5.1
Raw materials and parts	209.4	183.4
Subtotal	587.1	475.7
Excess of current cost over last-in, first-out cost	(56.2)	(57.2)
Total inventories, net	$530.9	$418.5

3. Goodwill:
The changes in the carrying amount of goodwill for the first nine months of 2017, in total and by segment, are summarized in the table below (in millions):

	Balance at December 31, 2016	Changes in foreign currency translation rates	Balance at September 30, 2017
Residential Heating & Cooling	$26.1	$—	$26.1
Commercial Heating & Cooling	60.1	1.8	61.9
Refrigeration	108.9	3.7	112.6
Total Goodwill	$195.1	$5.5	$200.6

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

Cash Flow Hedges

We have commodity futures contracts and foreign exchange forward contracts designated as cash flow hedges that are scheduled to mature through February 2019 and December 2018, respectively. Unrealized gains or losses from our cash flow hedges are included in Accumulated other comprehensive loss (“AOCL”) and are expected to be reclassified into earnings within the next 18 months based on the prices of the commodities and foreign currencies at the settlement dates. We recorded the following amounts in AOCL related to our cash flow hedges (in millions):

	As of September 30, 2017	As of December 31, 2016
Unrealized (gains) losses on unsettled contracts	$(9.9)	$(8.9)
Income tax expense	3.6	3.3
Gains included in AOCL, net of tax (1)	$(6.3)	$(5.6)
(1) Assuming commodity and foreign currency prices remain constant, we expect to reclassify $6.1 million of derivative gains into earnings within the next 12 months.

We had the following outstanding commodity futures contracts designated as cash flow hedges (in millions of pounds):

	As of September 30, 2017	As of December 31, 2016
Copper	18.9	30.4

We had the following outstanding foreign exchange forward contracts designated as cash flow hedges (in millions):

	As of September 30, 2017	As of December 31, 2016
Notional Amounts (in local currency):
Mexican Peso	69.8	310.1
Canadian Dollar	83.1	24.9

Derivatives not Designated as Cash Flow Hedges

For commodity derivatives not designated as cash flow hedges, we follow the same hedging strategy as derivatives designated as cash flow hedges, except that we elect not to designate them as cash flow hedges at the inception of the arrangement. We had the following outstanding commodity futures contracts not designated as cash flow hedges (in millions of pounds):

	As of September 30, 2017	As of December 31, 2016
Copper	1.8	2.4
Aluminum	1.9	2.6

We also had the following outstanding foreign currency forward contracts not designated as cash flow hedges (in millions):

	As of September 30, 2017	As of December 31, 2016
Notional Amounts (in local currency):
Chinese Yuan	52.3	10.5
Mexican Peso	35.7	64.5
Euro	60.7	46.9
Canadian Dollar	31.0	—
British Pound	4.9	1.3
Singapore Dollar	6.5	—
Australian Dollar	40.0	—
New Zealand Dollar	6.5	—
Indian Rupee	169.4	584.6

Information about the Locations and Amounts of Derivative Instruments

The following tables provide the locations and amounts of derivative fair values in the Consolidated Balance Sheets and derivative gains and losses in the Consolidated Statements of Operations (in millions):

	Fair Values of Derivative Instruments (1)
	Derivatives Designated as Hedging Instruments		Derivatives Not Designated as Hedging Instruments
	As of September 30, 2017	As of December 31, 2016	As of September 30, 2017	As of December 31, 2016
Current Assets:
Other Assets
Commodity futures contracts	$9.7	$8.7	$1.0	$0.7
Foreign currency forward contracts	0.4	0.5	0.2	0.2
Non-Current Assets:
Other Assets, net
Commodity futures contracts	0.3	1.9	—	0.2
Total Assets	$10.4	$11.1	$1.2	$1.1
Current Liabilities:
Accrued Expenses
Foreign currency forward contracts	$0.4	$0.8	$1.5	$3.2
Total Liabilities	$0.4	$0.8	$1.5	$3.2
 (1) All derivative instruments are classified as Level 2 within the fair value hierarchy. See Note 15 for more information.

Derivatives Designated as Cash Flow Hedges	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Amount of (Gain)/Loss reclassified from AOCL into Income (effective portion) (1)	$(3.5)	$2.4	$(9.4)	$10.6
Amount of (Gain)/Loss recognized in Net income (ineffective portion) (2)	$(0.1)	$(0.5)	$1.1	$(0.4)

Derivatives Not Designated as Hedging Instruments	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Amount of (Gain)/Loss Recognized in Net Income:
Commodity futures contracts (2)	$(0.2)	$(0.3)	$(1.3)	$(0.2)
Foreign currency forward contracts (2)	(0.4)	0.4	(4.3)	0.3
	$(0.6)	$0.1	$(5.6)	$0.1
(1) The (gain)/loss was recorded in Cost of goods sold in the accompanying Consolidated Statements of Operations.
(2) The (gain)/loss was recorded in Losses and other expenses, net in the accompanying Consolidated Statements of Operations.

5. Income Taxes:

As of September 30, 2017, we had no unrecognized tax benefits.

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

On March 30, 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which changes the accounting for certain aspects of share-based payments to employees. The new guidance requires entities to record all tax effects related to share-based payments at settlement or expiration through the income statement and the excess tax benefit to be recorded when it arises, subject to normal valuation allowance considerations. The new guidance also requires excess tax benefits to be classified along with other income tax cash flows as an operating activity in the statement of cash flows rather than, as previously required, a financing activity. We recognized discrete tax benefits of $1.5 million and $9.6 million in the income taxes line item of our Consolidated Statements of Operations for the three and nine months ended September 30, 2017, respectively, related to excess tax benefits upon vesting or settlement in those periods.

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

Liabilities for estimated product warranty costs related to continuing operations are included in the following captions on the accompanying Consolidated Balance Sheets (in millions):

	As of September 30, 2017	As of December 31, 2016
Accrued expenses	$34.9	$30.0
Other liabilities	72.7	71.1
Total warranty liability	$107.6	$101.1

The changes in product warranty liabilities related to continuing operations for the nine months ended September 30, 2017 were as follows (in millions):

Total warranty liability as of December 31, 2016	$101.1
Warranty claims paid	(21.6)
Changes resulting from issuance of new warranties	32.2
Changes in estimates associated with pre-existing liabilities	(4.7)
Changes in foreign currency translation rates and other	0.6
Total warranty liability as of September 30, 2017	$107.6

We have incurred, and will likely continue to incur, product costs not covered by insurance or our suppliers’ warranties, which are not included in the tables immediately above. Also, to satisfy our customers and protect our brands, we have repaired or replaced installed products experiencing quality-related issues, and will likely continue such repairs and replacements.

During the second quarter of 2017, we identified a product quality issue in a defective vendor-supplied component affecting a product line in the Residential Heating & Cooling segment. This defect has been isolated, the vendor is supplying corrected components, and we are manufacturing product with the corrected components. We have also implemented a program for our dealers to install corrected components in the field. We recorded an expense of $0.5 million and $5.7 million for the three and nine months ended September 30, 2017, respectively, relating to estimated repair costs. The expense related to this product quality issue has been classified in Cost of goods sold in the Consolidated Statements of Operations and the related liability is included in Accrued expenses on the Consolidated Balance Sheet.

Litigation

We are involved in a number of claims and lawsuits incident to the operation of our businesses. Insurance coverages are maintained and estimated costs are recorded for such claims and lawsuits, including costs to settle claims and lawsuits, based on experience involving similar matters and specific facts known.

Some of these claims and lawsuits allege personal injury or health problems resulting from exposure to asbestos that was integrated into certain of our products. We have never manufactured asbestos and have not incorporated asbestos-containing components into our products for several decades. A substantial majority of these asbestos-related claims have been covered by insurance or other forms of indemnity or have been dismissed without payment. The remainder of our closed cases have been resolved for amounts that are not material, individually or in the aggregate. Our defense costs for asbestos-related claims are generally covered by insurance; however, our insurance coverage for settlements and judgments for asbestos-related claims varies depending on several factors and are subject to policy limits, so we may have greater financial exposure for future settlements and judgments. For the nine months ended September 30, 2017 and 2016, expense for asbestos-related litigation was $3.9 million and $2.3 million, respectively, net of probable insurance recoveries, for known and future asbestos-related litigation and is recorded in Losses and other expenses, net in the Consolidated Statements of Operations. For the three months ended September 30, 2017 and 2016, expense for asbestos-related litigation was $1.5 million and $0.4 million, respectively, net of probable insurance recoveries.

In October 2016, we self-reported to the Securities and Exchange Commission (SEC) and the Department of Justice (DOJ) an alleged payment in the amount of 30,000 rubles (approximately US $475) to a Russian customs broker or official. Under the oversight of our Audit Committee, we initiated an investigation into this matter with the assistance of external legal counsel and external forensic accountants.The scope of the investigation was later expanded to include our operations in Poland and Ukraine. The investigation raised questions regarding possible irregularities with respect to non-compliance with customs documents and procedures related to these operations. We continue to fully cooperate with the SEC and the DOJ regarding this matter. We do not anticipate any material adverse effect on our business or financial condition as a result of this matter.

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

7. Lines of Credit and Financing Arrangements:

The following table summarizes our outstanding debt obligations and their classification in the accompanying Consolidated Balance Sheets (in millions):

	As of September 30, 2017	As of December 31, 2016
Short-Term Debt:
Asset Securitization Program	$325.0	$50.0
Foreign obligations	1.0	2.4
Total short-term debt	$326.0	$52.4
Current maturities of long-term debt:
Capital lease obligations	$0.5	$0.8
Domestic credit facility	22.5	—
Senior unsecured notes	—	200.0
Debt issuance costs	(0.6)	(0.7)
Total current maturities of long-term debt	$22.4	$200.1
Long-Term Debt:
Capital lease obligations	$14.7	$15.0
Domestic credit facility	415.5	256.0
Senior unsecured notes	350.0	350.0
Debt issuance costs	(4.5)	(5.3)
Total long-term debt	$775.7	$615.7
Total debt	$1,124.1	$868.2

Short-Term Debt

Foreign Obligations

Through several of our foreign subsidiaries, we have facilities available to assist in financing seasonal borrowing needs for our foreign locations. We had $1.0 million and $2.4 million of foreign obligations outstanding as of September 30, 2017 and December 31, 2016, respectively, that were primarily borrowings under non-committed facilities. Proceeds on these facilities were $19.1 million and $28.2 million during the nine months ended September 30, 2017 and 2016, respectively. Repayments on the facilities were $20.5 million and $30.3 million during the nine months ended September 30, 2017 and 2016, respectively.

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

	As of September 30, 2017	As of December 31, 2016
Eligible amount available under the ASP on qualified accounts receivable	$325.0	$250.0
Less: Beneficial interest sold	325.0	50.0
Remaining amount available	$—	$200.0
We pay certain discount fees to use the ASP and to have the facility available to us. These fees relate to both the used and unused portions of the securitization. The used fee is based on the beneficial interest sold and calculated on floating commercial paper rates determined by the purchaser of the beneficial interest, plus a program fee of 0.65%. The rates as of September 30, 2017 and December 31, 2016 were 1.99% and 1.66%, respectively. The unused fee is based on 102% of the maximum available amount less the beneficial interest sold and is calculated at a 0.33% fixed rate throughout the term of the agreement. In addition, a 0.05% unused fee is charged on incremental available amounts above $200 million during certain months of the year. We recorded these fees in Interest expense, net in the accompanying Consolidated Statements of Operations.

The ASP contains certain restrictive covenants relating to the quality of our accounts receivable and cross-default provisions with our Sixth Amended and Restated Credit Facility Agreement ("Domestic Credit Facility"), senior unsecured notes and any other indebtedness we may have over $75.0 million. The administrative agent under the ASP is also a participant in our Domestic Credit Facility. The participating financial institutions have investment grade credit ratings. We continue to evaluate their credit ratings and have no reason to believe they will not perform under the ASP. As of September 30, 2017, we believe we were in compliance with all covenant requirements.

Long-Term Debt

Domestic Credit Facility

On August 30, 2016, we replaced an earlier credit facility with a $900.0 million credit facility (the "Domestic Credit Facility"), which consists of a $650.0 million unsecured revolving credit facility and a $250.0 million unsecured term loan and matures in August 2021 (the "Maturity Date"). Under our Domestic Credit Facility, we had outstanding borrowings of $438.0 million, of which $220.0 million was the term loan balance, as well as $3.0 million committed to standby letters of credit as of September 30, 2017. Subject to covenant limitations, $429.0 million was available for future borrowings. The unsecured term loan also matures on the Maturity Date and requires quarterly principal repayments of $7.5 million; however, we made $30.0 million of required principal repayments for 2017 in November 2016. The revolving credit facility allows up to $100.0 million of letters of credit to be issued and also includes a subfacility for swingline loans of up to $65.0 million. Additionally, at our request and subject to certain conditions, the commitments under the Domestic Credit Facility may be increased by a maximum of $350.0 million as long as existing or new lenders agree to provide such additional commitments.

Our weighted average borrowing rate on the facility was as follows:

	As of September 30, 2017	As of December 31, 2016
Weighted average borrowing rate	2.47%	2.00%
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

Each of our major debt agreements contains provisions by which a default under one agreement causes a default in the others (a "cross default"). If a cross default under the Domestic Credit Facility, our senior unsecured notes, our lease of our corporate headquarters in Richardson, Texas (recorded as an operating lease), or our ASP were to occur, it could have a wider impact on our liquidity than might otherwise occur from a default of a single debt instrument or lease commitment. If any event of default occurs and is continuing, lenders with a majority of the aggregate commitments may require the administrative agent to terminate our right to borrow under our Domestic Credit Facility and accelerate amounts due under our Domestic Credit Facility (except for a bankruptcy event of default, in which case such amounts will automatically become due and payable and the lenders’ commitments will automatically terminate). As of September 30, 2017, we believe we were in compliance with all covenant requirements.

Senior Unsecured Notes

We issued $350.0 million of senior unsecured notes in November 2016 (the "Notes") which will mature on November 15, 2023 with interest being paid on May 15 and November 15 at 3.00% per annum semiannually. We also repaid $200.0 million of senior unsecured notes issued in 2010 that matured on May 15, 2017. The Notes are guaranteed, on a senior unsecured basis, by each of our domestic subsidiaries that guarantee indebtedness under our Domestic Credit Facility. The indenture governing the Notes contains covenants that, among other things, limit our ability and the ability of the subsidiary guarantors to: create or incur certain liens; enter into certain sale and leaseback transactions; and enter into certain mergers, consolidations and transfers of substantially all of our assets. The indenture also contains a cross default provision which is triggered if we default on other debt of at least $75.0 million in principal which is then accelerated, and such acceleration is not rescinded within 30 days of the notice date. As of September 30, 2017, we believe we were in compliance with all covenant requirements.

8. Pension and Post-Retirement Benefit Plans:

The components of net periodic benefit cost were as follows (in millions):

	For the Three Months Ended September 30,
	2017	2016	2017	2016
	Pension Benefits		Other Benefits
Service cost	$1.3	$1.1	$—	$—
Interest cost	3.2	3.8	—	—
Expected return on plan assets	(5.3)	(5.4)	—	—
Amortization of prior service cost	—	0.1	(0.6)	(0.8)
Recognized actuarial loss	2.0	1.9	0.4	0.4
Settlements and curtailments	—	0.2	—	—
Net periodic benefit cost (1)	$1.2	$1.7	$(0.2)	$(0.4)

	For the Nine Months Ended September 30,
	2017	2016	2017	2016
	Pension Benefits		Other Benefits
Service cost	$3.8	$3.3	$—	$—
Interest cost	9.5	11.5	—	0.1
Expected return on plan assets	(16.0)	(16.2)	—	—
Amortization of prior service cost	0.1	0.2	(1.8)	(2.3)
Recognized actuarial loss	6.1	5.7	1.1	1.1
Settlements and curtailments	0.6	0.2	—	—
Net periodic benefit cost (1)	$4.1	$4.7	$(0.7)	$(1.1)

(1) All net periodic benefit cost for the three and nine months ended September 30, 2017 and 2016 related to continuing operations.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Stock-based compensation expense (1)	$6.3	$9.9	$18.8	$24.8
(1) All expense was recorded in our Corporate and Other business segment.

10. Stock Repurchases:

Our Board of Directors has authorized a total of $2 billion towards the repurchase of shares of our common stock (collectively referred to as the "Share Repurchase Plans"), including a $550 million share repurchase authorization in 2016. The Share Repurchase Plans authorize open market repurchase transactions and do not have a stated expiration date. As of September 30, 2017, $396 million of shares may yet be repurchased under the Share Repurchase Plans.

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

Under the Second ASR Agreement, on April 28, 2017, we paid J.P. Morgan Chase Bank an initial purchase price of $100 million, and J.P. Morgan Chase Bank delivered to us Common Stock, representing approximately 85% of the shares expected to be purchased under the ASR Agreement. The ASR Agreement was completed in the third quarter and J.P. Morgan Chase Bank delivered additional shares for a total of 0.6 million shares of common stock repurchased as part of this ASR Agreement.

On July 27, 2017, we entered into another Fixed Dollar ASR Agreement (the "Third ASR Agreement") with Bank of America to effect an accelerated stock buyback of Common Stock.

Under the Third ASR Agreement, on July 27, 2017, we paid Bank of America an initial purchase price of $75 million, and Bank of America delivered to us a total of 0.4 million shares of Common Stock, representing approximately 85% of the shares expected to be purchased under the third ASR Agreement. The third ASR Agreement will be completed in the fourth quarter.

We also repurchased 0.1 million shares for $16.0 million during the nine months ended September 30, 2017 from employees who surrendered their shares to satisfy minimum tax withholding obligations upon the exercise of long-term incentive awards.

11. Comprehensive Income:

The following table provides information on items not reclassified in their entirety from AOCL to Net income in the accompanying Consolidated Statements of Operations (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Affected Line Item(s) in the Consolidated Statements of Operations
	2017	2016	2017	2016
Gains/(Losses) on cash flow hedges:
Commodity futures contracts	$3.5	$(2.4)	$9.4	$(10.6)	Cost of goods sold
Income tax (expense)/benefit	(1.3)	0.8	(3.4)	3.7	Provision for income taxes
Net of tax	$2.2	$(1.6)	$6.0	$(6.9)

Defined Benefit Plan items:
Pension and post-retirement benefit costs	$(1.8)	$(1.6)	$(5.5)	$(4.8)	Cost of goods sold; Selling, general and administrative expenses
Income tax benefit	0.7	0.6	2.0	1.7	Provision for income taxes
Net of tax	$(1.1)	$(1.0)	$(3.5)	$(3.1)

Total reclassifications from AOCL	$1.1	$(2.6)	$2.5	$(10.0)

The following table provides information on changes in AOCL, by component (net of tax), for the nine months ended September 30, 2017 (in millions):

	Gains (Losses) on Cash Flow Hedges	Unrealized Gains on Available-for-Sale Securities	Defined Benefit Pension Plan Items	Foreign Currency Translation Adjustments	Total AOCL
Balance as of December 31, 2016	$5.6	$2.3	$(130.0)	$(73.0)	$(195.1)
Other comprehensive income (loss) before reclassifications	6.7	0.2	(5.7)	39.4	40.6
Amounts reclassified from AOCL	(6.0)	—	3.5	—	(2.5)
Net other comprehensive income (loss)	0.7	0.2	(2.2)	39.4	38.1
Balance as of September 30, 2017	$6.3	$2.5	$(132.2)	$(33.6)	$(157.0)

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

Restructuring Activities in 2017

Information regarding the restructuring charges for all ongoing activities is presented in the following table (in millions):

	Charges Incurred in 2017	Charges Incurred to Date	Total Charges Expected to be Incurred
Severance and related expense	$1.3	$10.6	$11.0
Asset write-offs and accelerated depreciation	0.7	3.1	3.1
Lease termination	—	0.2	0.2
Other	0.1	3.8	4.1
Total restructuring charges	$2.1	$17.7	$18.4
While restructuring charges are excluded from our calculation of segment profit (loss), the table below presents the restructuring charges associated with each segment (in millions):

	Charges Incurred in 2017	Charges Incurred to Date	Total Charges Expected to be Incurred
Residential Heating & Cooling	$0.5	$1.4	$1.6
Commercial Heating & Cooling	0.7	1.8	1.9
Refrigeration	0.4	12.3	12.3
Corporate & Other	0.5	2.2	2.6
Total restructuring charges	$2.1	$17.7	$18.4
Restructuring accruals are included in Accrued expenses in the accompanying Consolidated Balance Sheets. The table below details the activity in 2017 within the restructuring accruals (in millions):

	Balance as of December 31, 2016	Included in Earnings	Cash Utilization	Non-Cash Utilization and Other	Balance as of September 30, 2017
Severance and related expense	$—	$1.3	$(0.9)	$—	$0.4
Asset write-offs and accelerated depreciation	—	0.7	(0.1)	(0.6)	—
Lease termination	—	—	—	—	—
Other	—	0.1	(0.1)	—	—
Total restructuring accruals	$—	$2.1	$(1.1)	$(0.6)	$0.4

13. Earnings Per Share:

Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net income by the sum of the weighted-average number of shares and the number of equivalent shares assumed outstanding, if dilutive, under our stock-based compensation plans.

The computations of basic and diluted earnings per share for Income from continuing operations were as follows (in millions, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$103.5	$101.7	$262.5	$237.3
Add: Loss from discontinued operations	0.5	—	1.4	0.6
Income from continuing operations	$104.0	$101.7	$263.9	$237.9

Weighted-average shares outstanding – basic	41.9	43.2	42.3	43.6
Add: Potential effect of dilutive securities attributable to stock-based payments	0.5	0.5	0.6	0.6
Weighted-average shares outstanding – diluted	42.4	43.7	42.9	44.2

Earnings per share – Basic:
Income from continuing operations	$2.48	$2.35	$6.23	$5.46
Loss from discontinued operations	(0.01)	—	(0.03)	(0.01)
Net income	$2.47	$2.35	$6.20	$5.45

Earnings per share – Diluted:
Income from continuing operations	$2.45	$2.33	$6.15	$5.39
Loss from discontinued operations	(0.01)	—	(0.03)	(0.01)
Net income	$2.44	$2.33	$6.12	$5.38

The following stock appreciation rights and restricted stock units were outstanding but not included in the diluted earnings per share calculation because the assumed exercise of such rights would have been anti-dilutive (in millions, except for per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Weighted-average number of shares	0.2	—	0.2	0.2
Price range per share	$156.94	—	$156.94	$124.97-$131.94

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

Segment Data

Net sales and segment profit (loss) for each segment, along with a reconciliation of segment profit (loss) to Operating income, are shown below (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Net sales
Residential Heating & Cooling	$590.5	$572.7	$1,663.8	$1,524.5
Commercial Heating & Cooling	269.4	251.4	723.5	674.7
Refrigeration	192.4	185.9	560.6	545.2
	$1,052.3	$1,010.0	$2,947.9	$2,744.4

Segment profit (loss) (1)
Residential Heating & Cooling	$114.7	$112.7	$297.6	$266.9
Commercial Heating & Cooling	50.0	48.9	113.8	110.6
Refrigeration	20.0	22.9	55.7	53.2
Corporate and other	(23.7)	(27.3)	(58.5)	(65.7)
Total segment profit	161.0	157.2	408.6	365.0
Reconciliation to Operating income:
Special product quality adjustments	0.5	—	5.7	(0.4)
Items in Losses and other expenses, net that are excluded from segment profit (loss) (1)	4.0	(0.3)	10.0	2.9
Restructuring charges	1.9	0.6	2.1	1.2
Operating income	$154.6	$156.9	$390.8	$361.3
(1) We define segment profit (loss) as a segment's operating income included in the accompanying Consolidated Statements of Operations, excluding:

•	Special product quality adjustments;

•	The following items in Losses (gains) and other expenses, net:

◦	Net change in unrealized losses (gains) on unsettled futures contracts,

◦	Special legal contingency charges,

◦	Asbestos-related litigation,

◦	Contractor tax payments,

◦	Environmental liabilities,

◦	Acquisition costs,

◦	Other items, net; and

•	Restructuring charges.

Total Assets by Segment

Except for the seasonal increase in total assets across all reportable segments, there have not been any material changes in the composition of total assets by segment since December 31, 2016.

15. Fair Value Measurements:

Fair Value Hierarchy

The methodologies used to determine the fair value of our financial assets and liabilities at September 30, 2017 were the same as those used at December 31, 2016.

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

Marketable Equity Securities

The following table presents the fair value of an investment in marketable equity securities, classified as Level 1 and related to publicly traded stock of a non-U.S. company, recorded in Other assets, net in the accompanying Consolidated Balance Sheets (in millions):

	As of September 30, 2017	As of December 31, 2016
Investment in marketable equity securities	$4.7	$4.4

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

	As of September 30, 2017	As of December 31, 2016
Senior unsecured notes	$316.9	$499.3

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

The condensed consolidating financial statements reflect the investments in subsidiaries of the Company using the equity method of accounting. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. Condensed consolidating financial statements of the Company, its Guarantor Subsidiaries and Non-Guarantor Subsidiaries as of September 30, 2017 and December 31, 2016 and for the three and nine months ended September 30, 2017 and 2016 are shown on the following pages.

Lennox International Inc. and Subsidiaries
Condensed Consolidating Balance Sheets
As of September 30, 2017

(Amounts in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$1.2	$22.4	$37.1	$—	$60.7
Accounts and notes receivable, net	—	35.5	562.6	—	598.1
Inventories, net	—	392.2	143.5	(4.8)	530.9
Other assets	14.2	34.3	60.7	(28.3)	80.9
Total current assets	15.4	484.4	803.9	(33.1)	1,270.6
Property, plant and equipment, net	—	243.7	135.2	(4.3)	374.6
Goodwill	—	117.8	65.7	17.1	200.6
Investment in subsidiaries	1,212.8	383.7	—	(1,596.5)	—
Deferred income taxes	11.0	112.0	32.5	(12.2)	143.3
Other assets, net	1.8	42.1	24.1	(1.4)	66.6
Intercompany (payables) receivables, net	(453.9)	461.3	95.1	(102.5)	—
Total assets	$787.1	$1,845.0	$1,156.5	$(1,732.9)	$2,055.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$—	$326.0	$—	$326.0
Current maturities of long-term debt	21.9	0.3	0.2	—	22.4
Accounts payable	21.3	252.7	120.5	—	394.5
Accrued expenses	5.7	216.6	56.1	—	278.4
Income taxes (receivable) payable	(55.7)	60.4	48.5	(50.8)	2.4
Total current liabilities	(6.8)	530.0	551.3	(50.8)	1,023.7
Long-term debt	761.1	14.3	0.3	—	775.7
Post-retirement benefits, other than pensions	—	1.9	—	—	1.9
Pensions	—	77.1	13.1	—	90.2
Other liabilities	0.3	119.9	11.5	—	131.7
Total liabilities	754.6	743.2	576.2	(50.8)	2,023.2
Commitments and contingencies
Total stockholders' equity	32.5	1,101.8	580.3	(1,682.1)	32.5
Total liabilities and stockholders' equity	$787.1	$1,845.0	$1,156.5	$(1,732.9)	$2,055.7

Lennox International Inc. and Subsidiaries
Condensed Consolidating Balance Sheets
As of December 31, 2016

(Amounts in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$1.2	$17.1	$31.9	$—	$50.2
Accounts and notes receivable, net	—	30.6	439.2	—	469.8
Inventories, net	—	314.7	108.9	(5.1)	418.5
Other assets	12.8	48.8	67.5	(61.7)	67.4
Total current assets	14.0	411.2	647.5	(66.8)	1,005.9
Property, plant and equipment, net	—	237.6	123.8	—	361.4
Goodwill	—	134.9	60.2	—	195.1
Investment in subsidiaries	1,166.9	524.7	(0.5)	(1,691.1)	—
Deferred income taxes	6.8	113.5	31.1	(14.7)	136.7
Other assets, net	3.6	40.0	19.0	(1.4)	61.2
Intercompany (payables) receivables, net	(382.4)	375.2	80.4	(73.2)	—
Total assets	$808.9	$1,837.1	$961.5	$(1,847.2)	$1,760.3
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$—	$52.4	$—	$52.4
Current maturities of long-term debt	199.3	0.4	0.4	—	200.1
Accounts payable	18.5	248.5	94.2	—	361.2
Accrued expenses	6.3	206.3	53.3	—	265.9
Income taxes (receivable) payable	(54.0)	89.8	52.5	(79.3)	9.0
Total current liabilities	170.1	545.0	252.8	(79.3)	888.6
Long-term debt	600.9	14.5	0.3	—	615.7
Post-retirement benefits, other than pensions	—	2.8	—	—	2.8
Pensions	—	75.5	12.0	—	87.5
Other liabilities	—	119.1	11.1	(2.5)	127.7
Total liabilities	771.0	756.9	276.2	(81.8)	1,722.3
Commitments and contingencies
Total stockholders' equity	37.9	1,080.2	685.3	(1,765.4)	38.0
Total liabilities and stockholders' equity	$808.9	$1,837.1	$961.5	$(1,847.2)	$1,760.3

Lennox International Inc. and Subsidiaries
Condensed Consolidating Statements of Operations and Comprehensive Income
For the Three Months Ended September 30, 2017

(Amounts in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$905.6	$300.0	$(153.3)	$1,052.3
Cost of goods sold	—	644.8	249.0	(155.2)	738.6
Gross profit	—	260.8	51.0	1.9	313.7
Operating expenses:
Selling, general and administrative expenses	—	140.7	18.8	(0.8)	158.7
Losses and other expenses, net	0.2	1.9	0.9	—	3.0
Restructuring charges	—	1.2	0.7	—	1.9
Income from equity method investments	(108.2)	(21.7)	(3.5)	128.9	(4.5)
Operating income	108.0	138.7	34.1	(126.2)	154.6
Interest expense, net	6.2	(0.6)	2.0	—	7.6
Other expense, net	—	—	0.2	(0.2)	—
Income from continuing operations before income taxes	101.8	139.3	31.9	(126.0)	147.0
Provision for income tax (benefit) expense	(1.7)	30.5	13.5	0.7	43.0
Income from continuing operations	103.5	108.8	18.4	(126.7)	104.0
Loss from discontinued operations, net of tax	—	—	(0.5)	—	(0.5)
Net income	$103.5	$108.8	$17.9	$(126.7)	$103.5
Other comprehensive income, net of tax	0.4	2.1	6.9	—	9.4
Comprehensive income (loss)	$103.9	$110.9	$24.8	$(126.7)	$112.9

Lennox International Inc. and Subsidiaries
Condensed Consolidating Statements of Operations and Comprehensive Income
For the Nine Months Ended September 30, 2017

(Amounts in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$2,560.6	$869.7	$(482.4)	$2,947.9
Cost of goods sold	—	1,830.8	731.1	(479.5)	2,082.4
Gross profit	—	729.8	138.6	(2.9)	865.5
Operating expenses:
Selling, general and administrative expenses	—	419.2	61.6	(1.2)	479.6
Losses (gains) and other expenses, net	1.1	5.8	1.7	(0.1)	8.5
Restructuring charges	—	1.3	0.8	—	2.1
Income from equity method investments	(277.5)	(52.0)	(12.7)	326.7	(15.5)
Operating income	276.4	355.5	87.2	(328.3)	390.8
Interest expense, net	20.9	(2.3)	4.7	—	23.3
Other expense, net	—	—	—	(0.2)	(0.2)
Income from continuing operations before income taxes	255.5	357.8	82.5	(328.1)	367.7
Provision for income tax (benefit) expense	(7.0)	84.8	26.2	(0.2)	103.8
Income from continuing operations	262.5	273.0	56.3	(327.9)	263.9
Loss from discontinued operations, net of tax	—	—	(1.4)	—	(1.4)
Net income	$262.5	$273.0	$54.9	$(327.9)	$262.5
Other comprehensive income, net of tax	$0.5	$9.7	$27.9	$—	$38.1
Comprehensive income (loss)	$263.0	$282.7	$82.8	$(327.9)	$300.6

Lennox International Inc. and Subsidiaries
Condensed Consolidating Statements of Operations and Comprehensive Income
For the Three Months Ended September 30, 2016

(Amounts in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$870.5	$186.9	$(47.4)	$1,010.0
Cost of goods sold	—	603.4	143.7	(47.4)	699.7
Gross profit	—	267.1	43.2	—	310.3
Operating expenses:
Selling, general and administrative expenses	—	135.9	20.6	—	156.5
(Gains) losses and other expenses, net	(1.1)	1.1	0.7	—	0.7
Restructuring charges	—	0.5	0.1	—	0.6
Income from equity method investments	(105.0)	(10.0)	(3.2)	113.8	(4.4)
Operating income	106.1	139.6	25.0	(113.8)	156.9
Interest expense, net	6.1	(0.5)	1.4	—	7.0
Other expense, net	—	—	—	—	—
Income from continuing operations before income taxes	100.0	140.1	23.6	(113.8)	149.9
Provision for income tax (benefit) expense	(1.7)	42.3	7.6	—	48.2
Income from continuing operations	101.7	97.8	16.0	(113.8)	101.7
Loss from discontinued operations, net of tax	—	—	—	—	—
Net income	$101.7	$97.8	$16.0	$(113.8)	$101.7
Other comprehensive income (loss), net of tax	2.7	(0.4)	(2.3)	(0.4)	(0.4)
Comprehensive income (loss)	$104.4	$97.4	$13.7	$(114.2)	$101.3

Lennox International Inc. and Subsidiaries
Condensed Consolidating Statements of Operations and Comprehensive Income
For the Nine Months Ended September 30, 2016

(Amounts in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$2,368.8	$514.1	$(138.5)	$2,744.4
Cost of goods sold	—	1,675.6	396.3	(136.4)	1,935.5
Gross profit	—	693.2	117.8	(2.1)	808.9
Operating expenses:
Selling, general and administrative expenses	—	394.6	61.6	—	456.2
(Gains) losses and other expenses, net	(1.7)	4.3	3.0	(0.1)	5.5
Restructuring charges (gains)	—	1.5	(0.3)	—	1.2
Income from equity method investments	(248.5)	(19.5)	(12.4)	265.1	(15.3)
Operating income	250.2	312.3	65.9	(267.1)	361.3
Interest expense, net	17.7	(1.5)	3.4	—	19.6
Other expense, net	—	—	(0.2)	—	(0.2)
Income from continuing operations before income taxes	232.5	313.8	62.7	(267.1)	341.9
Provision for income tax (benefit) expense	(4.9)	89.1	20.5	(0.7)	104.0
Income from continuing operations	237.4	224.7	42.2	(266.4)	237.9
Loss from discontinued operations, net of tax	—	—	0.6	—	0.6
Net income	$237.4	$224.7	$41.6	$(266.4)	$237.3
Other comprehensive income, net of tax	7.7	2.0	6.7	1.3	17.7
Comprehensive income (loss)	$245.1	$226.7	$48.3	$(265.1)	$255.0

Lennox International Inc. and Subsidiaries
Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended September 30, 2017

(Amounts in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$411.6	$(2.4)	$(279.6)	$(0.6)	$129.0
Cash flows from investing activities:
Proceeds from the disposal of property, plant and equipment	—	0.1	—	0.1	0.2
Purchases of property, plant and equipment	—	(48.3)	(12.2)	—	(60.5)
Net cash used in investing activities	—	(48.2)	(12.2)	0.1	(60.3)
Cash flows from financing activities:
Short-term borrowings, net	—	—	(1.4)	—	(1.4)
Asset securitization borrowings	—	—	275.0	—	275.0
Asset securitization payments	—	—	—	—	—
Long-term debt payments	(200.0)	(0.2)	(0.1)	(0.5)	(200.8)
Long-term borrowings	—	0.1	(0.1)	—	—
Borrowings from credit facility	1,883.0	(0.2)	(0.2)	0.4	1,883.0
Payments on credit facility	(1,701.0)	—	—	—	(1,701.0)
Proceeds from employee stock purchases	2.3	—	—	—	2.3
Repurchases of common stock	(250.0)	—	—	—	(250.0)
Repurchases of common stock to satisfy employee withholding tax obligations	(16.0)	—	—	—	(16.0)
Intercompany debt	102.8	(34.8)	(68.0)	—	—
Intercompany financing activity	(174.3)	91.0	82.7	0.6	—
Cash dividends paid	(58.4)	—	—	—	(58.4)
Net cash (used in) provided by financing activities	(411.6)	55.9	287.9	0.5	(67.3)
Increase (decrease) in cash and cash equivalents	—	5.3	(3.9)	—	1.4
Effect of exchange rates on cash and cash equivalents	—	—	9.1	—	9.1
Cash and cash equivalents, beginning of period	1.2	17.1	31.9	—	50.2
Cash and cash equivalents, end of period	$1.2	$22.4	$37.1	$—	$60.7

Lennox International Inc. and Subsidiaries
Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended September 30, 2016

(Amounts in millions)	Parent		Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$15.5		$262.2	$(150.8)	$—	$126.9
Cash flows from investing activities:
Purchases of property, plant and equipment	—		(52.4)	(7.0)	—	(59.4)
Net cash used in investing activities	—		(52.4)	(7.0)	—	(59.4)
Cash flows from financing activities:
Short-term borrowings, net	—		—	(2.1)	—	(2.1)
Asset securitization borrowings	—		—	145.0	—	145.0
Asset securitization payments	—		—	(20.0)	—	(20.0)
Long-term debt payments	(30.0)		(0.6)	(0.3)	—	(30.9)
Borrowings from credit facility	1,715.0		—	—	—	1,715.0
Payments on credit facility	(1,493.0)		—	—	—	(1,493.0)
Proceeds from employee stock purchases	1.9		—	—	—	1.9
Payments of deferred financing costs	(0.9)		—	—	—	(0.9)
Repurchases of common stock	(300.0)		—	—	—	(300.0)
Repurchases of common stock to satisfy employee withholding tax obligations	(26.3)		—	—	—	(26.3)
Intercompany debt	(6.6)		(5.1)	11.7	—	—
Intercompany financing activity	178.9		(196.0)	17.1	—	—
Intercompany investments	—	—	—	—	—	—
Cash dividends paid	(50.5)		—	—	—	(50.5)
Net cash (used in) provided by financing activities	(11.5)		(201.7)	151.4	—	(61.8)
Increase (decrease) in cash and cash equivalents	4.0		8.1	(6.4)	—	5.7
Effect of exchange rates on cash and cash equivalents	—		—	3.2	—	3.2
Cash and cash equivalents, beginning of period	0.5		7.8	30.6	—	38.9
Cash and cash equivalents, end of period	$4.5		$15.9	$27.4	$—	$47.8

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

Financial Overview

In the third quarter of 2017, the Commercial Heating & Cooling segment led our overall operational performance with a 7% increase in net sales and a $1 million increase in segment profit compared to the third quarter of 2016. The primary growth driver for this segment was volume gains. Our Residential Heating & Cooling segment also grew sales in the third quarter of 2017 with a 3% increase in net sales and had $2 million in increased segment profit compared to the third quarter of 2016. This segment's profits were up largely due to lower materials costs, higher volumes and favorable price. Sales in our Refrigeration segment increased by 3% and segment profit was down $3 million compared to the third quarter of 2016 due primarily to higher commodity prices and lower factory productivity.

Financial Highlights

•	Net sales increased $42 million, or 4%, to $1,052 million in the third quarter of 2017 compared to the third quarter of 2016.

•	Operating income in the third quarter of 2017 decreased $2 million to $155 million.

•
Net income for the third quarter of 2017 increased $2 million to $104 million, including the benefit of $1.5 million of discrete tax benefits in the third quarter of 2017 related to excess tax benefits from share-based compensation.

•	Diluted earnings per share from continuing operations were $2.45 per share in the third quarter of 2017 compared to $2.33 per share in the third quarter of 2016.

•
During the nine months ended September 30, 2017, we returned $58 million to shareholders through dividend payments and entered into agreements to repurchase $250 million of common stock that will be completed in the fourth quarter of 2017.

Third Quarter of 2017 Compared to Third Quarter of 2016 - Consolidated Results

The following table provides a summary of our financial results, including information presented as a percentage of net sales:

	For the Three Months Ended September 30,
	Dollars (in millions)		Percent Change Fav/(Unfav)	Percent of Sales
	2017	2016		2017	2016
Net sales	$1,052.3	$1,010.0	4.2%	100.0%	100.0%
Cost of goods sold	738.6	699.7	(5.6)	70.2	69.3
Gross profit	313.7	310.3	1.1	29.8	30.7
Selling, general and administrative expenses	158.7	156.5	(1.4)	15.1	15.5
Losses and other expenses, net	3.0	0.7	(328.6)	0.3	0.1
Restructuring charges	1.9	0.6	(216.7)	0.2	0.1
Income from equity method investments	(4.5)	(4.4)	2.3	(0.4)	(0.4)
Operating income	$154.6	$156.9	(1.5)%	14.7%	15.5%

Net Sales

Net sales increased 4% in the third quarter of 2017 compared to the third quarter of 2016, primarily from 3% higher sales volumes and 1% from favorable foreign currency exchange rates. The Residential Heating & Cooling segment delivered higher volume from additional new construction business. The Commercial Heating & Cooling segment delivered higher volume from our North American equipment business.

Gross Profit

Gross profit margin in the third quarter of 2017 decreased to 29.8% compared to 30.7% in the third quarter of 2016. We saw negative margin decreases of 120 basis points ("bps") from higher commodity prices, 50 bps from other product costs, 50 bps from combined freight and distribution and 10 bps from product warranties. Partially offsetting these decreases were increases of 10 bps from favorable mix and price, 120 bps from lower material costs and 10 bps from favorable foreign currency exchange rates.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, or SG&A, was $159 million in the third quarter of 2017 compared to $157 million in the third quarter of 2016, and as a percentage of net sales decreased 40 bps to 15.1%. SG&A increased due to wage inflation, increased healthcare costs and increased investment in information technology and research and development partially offset by decreases in long-term incentive compensation.

Losses and Other Expenses, Net

Losses and other expenses, net for the third quarter of 2017 and 2016 included the following (in millions):

	For the Three Months Ended September 30,
	2017	2016
Realized (gains) losses on settled future contracts	$(0.5)	$0.3
Foreign currency exchange (gains) losses	(0.6)	0.5
Loss on disposal of fixed assets	0.1	0.2
Net change in unrealized losses (gains) on unsettled futures contracts	0.2	(1.2)
Special legal contingency charges	1.5	0.5
Asbestos-related litigation	1.5	0.4
Environmental liabilities	0.5	—
Other items, net	0.3	—
Losses and other expenses, net (pre-tax)	$3.0	$0.7

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

Restructuring Charges

Restructuring charges were $2 million in the third quarter of 2017 compared to $1 million in 2016. The charges in 2017 and 2016 were primarily for projects to realign resources and enhance distribution capabilities. For additional information on our restructuring activities, refer to Note 12 in the Notes to the Consolidated Financial Statements.

Income from Equity Method Investments

We participate in two joint ventures that are engaged in the manufacture and sale of compressors, unit coolers and condensing units. We exert significant influence over these affiliates based upon our ownership, but do not control them due to venture partner participation. Accordingly, these joint ventures have been accounted for under the equity method and their financial position and results of operations are not consolidated. Income from equity method investments of $5 million in the third quarter of 2017 was relatively flat when compared to the third quarter of 2016.

Interest Expense, net

Interest expense, net of $8 million in the third quarter of 2017 was up from $7 million as compared to the third quarter of 2016 due to an increase in our average net borrowings.

Income Taxes

We expect our annual effective tax rate to be between 31% and 32%, excluding the impact of excess tax benefits recorded as a reduction of income taxes under ASU No. 2016-09, in 2017 and subsequent years.

The effective tax rate was 29% for the three months ended September 30, 2017, after the impact of excess tax benefits, compared to 32% for the three months ended September 30, 2016, which excluded the impact of excess tax benefits. The rate for the third quarter of 2017 is lower as compared to the third quarter of 2016 primarily due to the impact of foreign operations in low tax jurisdictions.

Third Quarter of 2017 Compared to Third Quarter of 2016 - Results by Segment

Residential Heating & Cooling

The following table presents our Residential Heating & Cooling segment's net sales and profit for the third quarter of 2017 and 2016 (dollars in millions):

	For the Three Months Ended September 30,
	2017	2016	Difference	% Change
Net sales	$590.5	$572.7	$17.8	3.1%
Profit	$114.7	$112.7	$2.0	1.8%
% of net sales	19.4%	19.7%

Net sales increased by 3% in the third quarter of 2017 compared to the third quarter of 2016. Sales volume increased 3%, price increased 1%, and mix was unfavorable by 1%.

Segment profit in the third quarter of 2017 increased $2 million compared to the third quarter of 2016 due to $8 million from sourcing and engineering-led cost reductions, $3 million in higher sales volume, $3 million from price and mix combined, $3 million for favorable foreign currency exchange rates, $1 million from factory productivity which includes the addition of a second factory in Mexico, and $1 million from higher income from equity method investments. Partially offsetting these increases was $8 million from higher commodity costs, $3 million from increases in warranty and other product costs, $3 million in distribution investments, and $3 million of SG&A expenses related to investments in research and development, information technology, and other SG&A.

Commercial Heating & Cooling

The following table presents our Commercial Heating & Cooling segment's net sales and profit for the third quarter of 2017 and 2016 (dollars in millions):

	For the Three Months Ended September 30,
	2017	2016	Difference	% Change
Net sales	$269.4	$251.4	$18.0	7.2%
Profit	$50.0	$48.9	$1.1	2.2%
% of net sales	18.6%	19.5%

Net sales increased by 7% in the third quarter of 2017 compared to the third quarter of 2016. Sales volume increased 6% and favorable foreign currency exchange rates contributed 1% growth.

Segment profit in the third quarter of 2017 increased $1 million compared to the third quarter of 2016 primarily due to $4 million from higher sales volume, $2 million from sourcing and engineering-led cost reductions, $1 million from lower SG&A expenses, and $1 million from favorable foreign currency exchange rates. Partially offsetting these increases was $3 million from increases in warranty and other product costs, $2 million of higher commodity costs, $1 million in lower factory productivity, and $1 million in distribution investments.

Refrigeration

The following table presents our Refrigeration segment's net sales and profit for the third quarter of 2017 and 2016 (dollars in millions):

	For the Three Months Ended September 30,
	2017	2016	Difference	% Change
Net sales	$192.4	$185.9	$6.5	3.5%
Profit	$20.0	$22.9	$(2.9)	(12.7)%
% of net sales	10.4%	12.3%

Net sales increased 3% in the third quarter of 2017 compared to the third quarter of 2016. Sales volume increased 2% primarily from our European Commercial Refrigeration and Australian businesses, and favorable foreign currency exchange rates contributed 1% growth.

Segment profit for the third quarter of 2017 decreased $3 million compared to the third quarter of 2016. The decrease was driven by $2 million of lower factory productivity, $2 million in higher SG&A expenses, $2 million of unfavorable price and mix, $1 million in higher commodity costs, and $1 million in freight and distribution investments that were partially offset by higher sourcing and engineering-led cost reductions of $3 million, higher sales volumes of $1 million and decreases in other product costs of $1 million.

Corporate and Other

Corporate and other expenses decreased $4 million in the third quarter of 2017 compared to the third quarter of 2016 primarily due to lower incentive compensation, partially offset by higher health care expenses and information technology investments.

Year-to-Date through September 30, 2017 Compared to Year-to-Date through September 30, 2016 - Consolidated Results

The following table provides a summary of our financial results, including information presented as a percentage of net sales:

	For the Nine Months Ended September 30,
	Dollars (in millions)		Percent Change Fav/(Unfav)	Percent of Sales
	2017	2016		2017	2016
Net sales	$2,947.9	$2,744.4	7.4	100.0%	100.0%
Cost of goods sold	2,082.4	1,935.5	(7.6)	70.6	70.5
Gross profit	865.5	808.9	7.0	29.4	29.5
Selling, general and administrative expenses	479.6	456.2	(5.1)	16.3	16.6
Losses and other expenses, net	8.5	5.5	(54.5)	0.3	0.2
Restructuring charges	2.1	1.2	(75.0)	0.1	—
Income from equity method investments	(15.5)	(15.3)	1.3	(0.5)	(0.6)
Operating income	$390.8	$361.3	8.2	13.3%	13.2%

Net Sales

Net sales increased 7% in the first nine months of 2017 compared to the first nine months of 2016 due to a 7% increase in sales volumes. The volume increases were driven by our Residential Heating & Cooling and Commercial Heating & Cooling and Refrigeration segments all capturing additional replacement and new construction business.

Gross Profit

Gross profit margins in the first nine months of 2017 decreased 10 bps to 29.4% compared to the first nine months of 2016. Our profit margin decreased 70 bps from higher commodity costs, 50 bps from freight and distribution, 20 bps from unfavorable factory productivity and 20 bps related to a product quality issue disclosed in Note 6 in the Notes to the Consolidated Financial Statements. Offsetting these decreases were increases of 100 bps from material cost savings and 50 bps from favorable price and mix combined.

Selling, General and Administrative Expenses

SG&A was $480 million for the first nine months of 2017 compared to $456 million for the first nine months of 2016, and as a percentage of net sales, decreased 30 bps to 16.3% from 16.6%. SG&A increased due to wage inflation, increased healthcare costs and increased investments in information technology and research and development partially offset by decreases in long-term incentive compensation.

Losses and Other Expenses, Net

Losses and other expenses, net for the first nine months of 2017 and 2016 included the following (in millions):

	For the Nine Months Ended September 30,
	2017	2016
Realized (gains) losses on settled future contracts	$(1.3)	$1.2
Foreign currency exchange (gains) losses	(0.3)	1.1
Loss on disposal of fixed assets	0.1	0.3
Net change in unrealized losses (gains) on unsettled futures contracts	1.0	(1.9)
Special legal contingency charges	3.6	0.5
Asbestos-related litigation	3.9	2.3
Environmental liabilities	1.2	1.1
Contractor tax payments	—	0.5
Acquisition costs	—	0.4
Other items, net	0.3	—
Losses and other expenses, net (pre-tax)	$8.5	$5.5

The net change in unrealized (gains) losses on unsettled futures contracts was due to changes in commodity prices relative to the unsettled futures contract prices. For more information on our futures contracts, see Note 4 in the Notes to the Consolidated Financial Statements. For more information on special legal contingency charges and asbestos-related litigation, see Note 6 in the Notes to the Consolidated Financial Statements. The environmental liabilities relate to estimated remediation costs for contamination at some of our facilities. Contractor tax payments in the first nine months of 2016 relate to a charge for underpaid contractor taxes at one of our non-U.S. subsidiaries.

Restructuring Charges

Restructuring charges were $2 million in the first nine months of 2017 compared to $1 million in 2016. The charges in 2017 and 2016 were primarily for projects to realign resources and enhance distribution capabilities. For additional information on our restructuring activities, refer to Note 12 in the Notes to the Consolidated Financial Statements.

Income from Equity Method Investments

We participate in two joint ventures that are engaged in the manufacture and sale of compressors, unit coolers and condensing units. We exert significant influence over these affiliates based upon our ownership, but do not control them due to venture partner participation. Accordingly, these joint ventures have been accounted for under the equity method and their financial position and results of operations are not consolidated. Income from equity method investments of $16 million in the first nine months of 2017 was relatively flat when compared to the first nine months of 2016.

Interest Expense, net

Interest expense, net of $23 million in the first nine months of 2017 increased from $20 million in the first nine months of 2016 due to an increase in our average net borrowings.

Income Taxes

We expect our annual effective tax rate to be between 31% and 32%, excluding the impact of excess tax benefits recorded as a reduction of income taxes under ASU No. 2016-09, in 2017 and subsequent years.

The effective tax rate was 28% for the nine months ended September 30, 2017, after the impact of excess tax benefits, compared to 30% for the nine months ended September 30, 2016, which excluded the impact of excess tax benefits. The rate for the nine months ended September 30, 2017 is lower as compared to the nine months ended September 30, 2016 primarily due to the impact of foreign operations in low tax jurisdictions.

Year-to-Date through September 30, 2017 Compared to Year-to-Date through September 30, 2016 - Results by Segment

Residential Heating & Cooling

The following table presents our Residential Heating & Cooling segment's net sales and profit for the first nine months of 2017 and 2016 (dollars in millions):

	For the Nine Months Ended September 30,
	2017	2016	Difference	% Change
Net sales	$1,663.8	$1,524.5	$139.3	9.1%
Profit	$297.6	$266.9	$30.7	11.5%
% of net sales	17.9%	17.5%

Net sales increased by 9% in the first nine months of 2017 compared to the first nine months of 2016. Sales volume increased net sales by 8% due to industry growth and market share gains, and the benefits of favorable price and mix contributed 1%.

Segment profit for the first nine months of 2017 increased $31 million compared to the first nine months of 2016 due to $39 million in higher sales volume, $16 million from sourcing and engineering-led cost reductions, $10 million from favorable price and mix, $3 million from favorable foreign currency exchange rates, $1 million in higher factory productivity, $1 million from lower warranty costs and $1 million from higher income from equity method investments. Partially offsetting these increases was $15 million in SG&A expenses to support investments in technology and research and development and incremental headcount and higher personnel costs, $14 million in higher commodity costs, $9 million in freight and distribution investments, and $2 million in higher other product related costs.

Commercial Heating & Cooling

The following table presents our Commercial Heating & Cooling segment's net sales and profit for the first nine months of 2017 and 2016 (dollars in millions):

	For the Nine Months Ended September 30,
	2017	2016	Difference	% Change
Net sales	$723.5	$674.7	$48.8	7.2%
Profit	$113.8	$110.6	$3.2	2.9%
% of net sales	15.7%	16.4%

Commercial Heating & Cooling net sales increased by 7% in the first nine months of 2017 compared to the first nine months of 2016. Sales volume increased 7% primarily due to increases in our North American businesses.

Segment profit in the first nine months of 2017 increased $3 million compared to the first nine months of 2016 due to $14 million from higher sales volume, $5 million from sourcing and engineering-led cost reductions, and $1 million from favorable foreign currency exchange rates. Partially offsetting these increases was $4 million in higher SG&A expenses, $4 million from increases in other product costs, $3 million in higher commodity costs, $2 million from unfavorable sales mix, $2 million from lower factory productivity, and $2 million in freight and distribution investments.

Refrigeration

The following table presents our Refrigeration segment's net sales and profit for the first nine months of 2017 and 2016 (dollars in millions):

	For the Nine Months Ended September 30,
	2017	2016	Difference	% Change
Net sales	$560.6	$545.2	$15.4	2.8%
Profit	$55.7	$53.2	$2.5	4.7%
% of net sales	9.9%	9.8%

Refrigeration net sales increased 3% in the first nine months of 2017 compared to the first nine months of 2016. Sales volume increased net sales by 2% and favorable mix contributed 1%.

Segment profit for the first nine months of 2017 increased $2 million compared to the first nine months of 2016 due to $8 million from sourcing and engineering-led cost reductions, $4 million from favorable price and mix, $3 million from lower other product costs, $3 million from higher sales volume, and $1 million from favorable foreign currency exchange rates. Partially offsetting these increases was $10 million in higher SG&A expenses, $4 million in lower factory productivity, $2 million in higher freight and distribution investments, and $1 million in higher commodity costs.

Corporate and Other

Corporate and other expenses decreased $7 million in the first nine months of 2017 compared to the first nine months of 2016 primarily due from lower incentive compensation with a partial offset from general wage inflation and information technology investments.

Liquidity and Capital Resources

Our working capital and capital expenditure requirements are generally met through internally generated funds, bank lines of credit and an asset securitization arrangement. Working capital needs are generally greater in the first and second quarters due to the seasonal nature of our business cycle.

Statement of Cash Flows

The following table summarizes our cash flow activity for the nine months ended September 30, 2017 and 2016 (in millions):

	For the Nine Months Ended September 30,
	2017	2016
Net cash provided by operating activities	$129.0	$126.9
Net cash used in investing activities	(60.3)	(59.4)
Net cash used in financing activities	(67.3)	(61.8)

Net Cash Provided by Operating Activities - The net cash provided by operating activities in the first nine months of 2017 and 2016 reflects the seasonal increase in working capital requirements and the increase in sales in 2017 as compared to 2016. The increase in net income in the first nine months of 2017 as compared to 2016 was offset by increases in working capital used to support higher sales.

Net Cash Used in Investing Activities - Capital expenditures were $61 million and $59 million in the first nine months of 2017 and 2016, respectively. Capital expenditures in 2017 were primarily related to investments in systems and software to support the overall enterprise, expansion of our manufacturing capacity and equipment, and continued investments in our distribution network.

Net Cash Used in Financing Activities - Net cash used in financing activities increased in the first nine months of 2017 to $67 million as compared to $62 million in the first nine months of 2016. Cash continues to be provided by an increase in net borrowings and we continue to make share repurchases and dividend payments. During the third quarter of 2017 we settled the $100 million Accelerated Share Repurchase Transaction executed in the second quarter and initiated another $75 million Accelerated Share Repurchase Transaction to be settled in the fourth quarter. For additional information on share repurchases, refer to Note 10 in the Notes to the Consolidated Financial Statements.

Debt Position

The following table details our lines of credit and financing arrangements as of September 30, 2017 (in millions):

Outstanding Borrowings
Short-term debt:
Foreign obligations	$1.0
Asset Securitization Program (1)	325.0
Total short-term debt	$326.0
Current maturities of long-term debt:
Capital lease obligations	0.5
Domestic credit facility (2)	22.5
Debt issuance costs	(0.6)
Total current maturities of long-term debt	$22.4
Long-term debt:
Capital lease obligations	14.7
Domestic credit facility (2)	415.5
Senior unsecured notes	350.0
Debt issuance costs	(4.5)
Total long-term debt	775.7
Total debt	$1,124.1
(1) The maximum securitization amount ranges from $200.0 million to $325.0 million, depending on the period. The maximum capacity of the ASP is the lesser of the maximum securitization amount or 100% of the net pool balance less reserves, as defined under the ASP.
(2) The available future borrowings on our domestic credit facility are $429.0 million after being reduced by the outstanding borrowings and $3.0 million in outstanding standby letters of credit. We also had $34.7 million in outstanding standby letters of credit outside of the domestic credit facility as of September 30, 2017.

Financial Leverage

We periodically review our capital structure to ensure the appropriate levels of leverage and liquidity. We may access the capital markets, as necessary, based on business needs and to take advantage of favorable interest rate environments or other market conditions. We also evaluate our debt-to-capital and debt-to-EBITDA ratios to determine, among other considerations, the appropriate targets for capital expenditures and share repurchases under our share repurchase programs. Our debt-to-total-capital ratio increased to 97.2% at September 30, 2017 from 95.8% at December 31, 2016.
As of September 30, 2017, our senior credit ratings were Baa3 with a stable outlook, and BBB with a stable outlook, by Moody's Investors Service, Inc. ("Moody's") and Standard & Poor's Rating Group ("S&P"), respectively. The security ratings are not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating. Our goal is to maintain investment grade ratings from Moody's and S&P to help ensure the capital markets remain available to us.

Liquidity

We believe our cash and cash equivalents of $61 million, future cash generated from operations and available future borrowings are sufficient to fund operations, planned capital expenditures, future contractual obligations, share repurchases, potential dividends and other needs in the foreseeable future. Included in our cash and cash equivalents of $61 million as of September 30, 2017 was $37.1 million of cash held in foreign locations. Our cash held in foreign locations is used for investing and operating activities in those locations, and we generally do not have the need or intent to repatriate those funds to the United States. If we were to repatriate foreign earnings, we would be required to accrue and pay taxes in the United States, less foreign tax credits, for the amounts that were repatriated.

Our expected capital expenditures for 2017 are $100 million. We also continue to increase shareholder value through dividend payments and our share repurchase programs, with the completion of a $250 million stock repurchase program and the declaration of $58 million of cash dividends in the first nine months of 2017.

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

Recent Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standard Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for us on January 1, 2018. Early application is not permitted. We have substantially completed our evaluation of the effect that ASU 2014-09 will have on our Consolidated Financial Statements and related disclosures. We do not expect the ASU to have a material impact on the amount and timing of revenue recognition, but it will require us to enhance our disclosures to provide additional information relating to disaggregated revenue, contract assets and liabilities, and remaining performance obligations. We are currently in the process of preparing these additional disclosures, including updating our internal controls related to the additional data and disclosures to be provided upon adoption of the new standard. We will adopt the new standard using the modified retrospective approach.
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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our current management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2017, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes during the quarter ended September 30, 2017 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In the third quarter of 2017, we purchased shares of our common stock as follows:

	Total Number of Shares Purchased (1)	Average Price Paid per Share (including fees)	Total Number of Shares Purchased As Part of Publicly Announced Plans	Approximate Dollar Value of Shares that may yet be Purchased under our Share Repurchase Plans (in millions) (2)
July 1 through July 29	432,400	$172.71	432,179	396.0
July 30 through August 26	9,129	173.24	—	396.0
August 26 through September 30	1,628	158.63	—	396.0
	443,157		432,179
(1) We repurchased 10,979 shares of common stock in July, August and September 2017 surrendered to LII to satisfy employee tax-withholding obligations in connection with the exercise of long-term incentive awards.
(2) After an $75 million payment for Accelerated Share Repurchase Plan (ASR) executed in February 2017, $100 million payment for an ASR executed in April 2017 and $75 million payment for an ASR executed in July 2017. Final settlement of the February ASR occurred in the second quarter, final settlement for the April ASR occurred in the third quarter and the final settlement of the July ASR will be in the fourth quarter. The February, April and July ASRs were offered pursuant to a previously announced repurchase plan. See Note 10 in the Notes to the Consolidated Financial Statements for further details.

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

4.8	Form of 3.000% Notes due 2023 (filed as Exhibit 4.3 to LII’s Current Report on Form 8-K filed on November 3, 2016, and incorporated by reference).
10.1	First Amendment To Sixth Amended and Restated Credit Facility Agreement (filed herewith).
31.1	Certification of the principal executive officer (filed herewith).
31.2	Certification of the principal financial officer (filed herewith).
32.1	Certification of the principal executive officer and the principal financial officer pursuant to 18 U.S.C. Section 1350 (furnished herewith).
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

Date: October 23, 2017