Form 10-K
period 2017-12-31
LENNOX INTERNATIONAL INC
filed 2018-02-16
CIK 1069202

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [ ] No[X]

As of June 30, 2017, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $7.7 billion based on the closing price of the registrant's common stock on the New York Stock Exchange. As of February 9, 2018, there were 41,176,787 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's 2018 Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the registrant's 2018 Annual Meeting of Stockholders to be held on May 16, 2018 are incorporated by reference into Part III of this report.

LENNOX INTERNATIONAL INC.
FORM 10-K
For the Fiscal Year Ended December 31, 2017

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

Shown in the table below are our three business segments, the key products, services and well-known product and brand names within each segment and net sales in 2017 by segment. Segment financial data for 2017, 2016 and 2015, including financial information about foreign and domestic operations, is included in Note 18 of the Notes to our Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” and is incorporated herein by reference.

Segment	Products & Services	Product and Brand Names	2017 Net Sales (in millions)
Residential Heating & Cooling	Furnaces, air conditioners, heat pumps, packaged heating and cooling systems, indoor air quality equipment, comfort control products, replacement parts and supplies	Lennox, Dave Lennox Signature, Armstrong Air, Ducane, Aire-Flo, Air-Ease, Concord, Magic-Pak, ADP Advanced Distributor Products, iComfort and Lennox PartsPlus	$2,140.4
Commercial Heating & Cooling	Unitary heating and air conditioning equipment, applied systems, controls, installation and service of commercial heating and cooling equipment, variable refrigerant flow commercial products	Lennox, Allied Commercial, Magic-Pak, Raider, Landmark, Prodigy, Strategos, Energence, Lennox VRF and Lennox National Account Services	973.8
Refrigeration	Condensing units, unit coolers, fluid coolers, air cooled condensers, air handlers, process chillers, controls, compressorized racks, supermarket display cases and systems	Heatcraft Worldwide Refrigeration, Bohn, Larkin, Climate Control, Chandler Refrigeration, Kysor/Warren, Friga-Bohn, HK Refrigeration, Hyfra, Kirby and Interlink	725.4
		Total	$3,839.6

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

We are continuing to grow our network of 230 Lennox PartsPlus stores across the United States and Canada. These stores provide an easy access solution for contractors and independent dealers to obtain universal service and replacement parts, supplies, convenience items, tools, Lennox equipment and OEM parts.

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

Refrigeration

We manufacture and market equipment for the global commercial refrigeration markets under the Heatcraft Worldwide Refrigeration name.  We sell these products to distributors, installing contractors, engineering design firms, original equipment manufacturers and end-users. Our global manufacturing, distribution, sales and marketing footprint serves customers in over 115 countries worldwide.

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

Geographic Expansion. We are growing our business by extending our successful business model and product knowledge to capitalize on additional domestic and international market opportunities.

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

Research and Development and Technology

Research and development is a key pillar of our growth strategy.  We operate a global engineering and technology organization that focuses on new technology invention, product development, product quality improvements and process enhancements, including our development of next-generation control systems as well as heating and cooling products that include some of the most efficient products in their respective categories.  We leverage intellectual property and innovative designs across our businesses.  We also leverage product development cycle time improvements and product data management systems to commercialize new products to market more rapidly.  We use advanced, commercially available computer-aided design, computer-aided manufacturing, computational fluid dynamics and other sophisticated design tools to streamline the design and manufacturing processes. We use complex computer simulations and analyses in the conceptual design phase before functional prototypes are created.  We also operate a full line of prototype machine equipment and advanced laboratories certified by applicable industry associations.

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

Employees

As of December 31, 2017, we employed approximately 11,450 employees. Approximately 5,200 of these employees were salaried and 6,250 were hourly. The number of hourly workers we employ may vary in order to match our labor needs during periods of fluctuating demand. Approximately 3,100 employees, including international locations, are represented by unions. We believe we have good relationships with our employees and with the unions representing our employees. We currently do not anticipate any material adverse consequences resulting from negotiations to renew any collective bargaining agreements.

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

Executive Officers of the Company

Our executive officers, their present positions and their ages are as follows as of February 4, 2018:

Name	Age	Position
Todd M. Bluedorn	54	Chairman of the Board and Chief Executive Officer
Joseph W. Reitmeier	53	Executive Vice President, Chief Financial Officer
Douglas L. Young	55	Executive Vice President, President and Chief Operating Officer, Residential Heating & Cooling
Terry L. Johnston	60	Executive Vice President, President and Chief Operating Officer, North America Commercial Heating & Cooling
Gary S Bedard	53	Executive Vice President, President and Chief Operating Officer, Worldwide Refrigeration
Prakash Bedapudi	51	Executive Vice President, Chief Technology Officer
Daniel M. Sessa	53	Executive Vice President, Chief Human Resources Officer
John D. Torres	59	Executive Vice President, Chief Legal Officer and Secretary
Chris A Kosel	50	Vice President, Chief Accounting Officer and Controller

Todd M. Bluedorn was appointed Chief Executive Officer and was elected to our Board of Directors in April 2007. Mr. Bluedorn was elected Chairman of the Board of Directors in May 2012. Prior to joining Lennox International, Mr. Bluedorn served in numerous senior management positions for United Technologies since 1995, including President, Americas - Otis Elevator Company; President, North America - Commercial Heating, Ventilation and Air Conditioning for Carrier Corporation; and President, Hamilton Sundstrand Industrial. He began his professional career with McKinsey & Company in 1992. A graduate of the United States Military Academy at West Point with a bachelor of science in electrical engineering, Mr. Bluedorn served in the United States Army as a combat engineer officer and United States Army Ranger from 1985 to 1990. He received his MBA from Harvard University School of Business in 1992. Mr. Bluedorn also serves on the Board of Directors of Eaton Corporation, a diversified industrial manufacturer, on the Board of Directors of Texas Instruments Incorporated, a global designer and manufacturer of semiconductors, and on the Board of Trustees of Washington University in St. Louis. Mr. Bluedorn possesses considerable industry knowledge and executive leadership experience. Mr. Bluedorn’s extensive knowledge of our Company and its business, combined with his drive for excellence and innovation, position him well to serve as CEO and a director of our Company.

Joseph W. Reitmeier was appointed Executive Vice President, Chief Financial Officer in July 2012. He had served as Vice President of Finance for the LII’s Commercial Heating & Cooling segment since 2007 and as Director of Internal Audit from 2005 to 2007. Before joining the company, he held financial leadership roles at Cummins Inc. and PolyOne Corporation. He is a director of Watts Water Technologies, Inc., a global provider of plumbing, heating and water quality solutions for residential, industrial, municipal and commercial settings. Mr. Reitmeier holds a bachelor’s degree in accounting from the University of Akron and an MBA from Case Western Reserve University. He is also a Certified Public Accountant.

Douglas L. Young was appointed Executive Vice President, President and Chief Operating Officer of LII's Residential Heating & Cooling segment in October 2006. Mr. Young had previously served as Vice President and General Manager of North American Residential Products since 2003 and as Vice President and General Manager of Lennox North American Residential Sales, Marketing, and Distribution from 1999 to 2003. Prior to his career with LII, Mr. Young was employed in the Appliances division of GE, where he held various management positions before serving as General Manager of Marketing for GE Appliance division's retail group from 1997 to 1999 and as General Manager of Strategic Initiatives in 1999. He holds a BSBA from Creighton University and a master’s of science in management from Purdue University. Mr. Young serves on the Board of Directors of Beacon Roofing Supply, a general building material distributor and is on the Board of Directors of AHRI (the Air-Conditioning, Heating, and Refrigeration Institute), the trade association for the HVACR and water heating equipment industries.

Terry L. Johnston was appointed Executive Vice President, President and Chief Operating Officer of LII's North America Commercial Heating & Cooling business in January 2013. Since May 2007, he had served as Vice President and General Manager, North America Commercial. He had previously served as Vice President, Marketing and Product Management, LII Worldwide Heating & Cooling and as Vice President, Marketing and Product Management for Lennox Industries. Before joining LII in 2001, Mr. Johnston worked for 20 years at GE in a variety of product management and sales and marketing roles. He is on the Board of Directors of CSW Industrials, Inc., a diversified industrial growth company with businesses in industrial products, sealants and adhesives and specialty chemicals segments. He holds a bachelor of science in marketing from the University of Arkansas.

Gary S. Bedard was appointed Executive Vice President, President and Chief Operating Officer of LII's Worldwide Refrigeration business in October 2017. Since 2005, Mr. Bedard served as Vice President and General Manager, LII Residential Heating and Cooling. He has also held the positions of Vice President, Residential Product Management, LII Worldwide Heating and Cooling, Director of Brand and Product Management, and District Manager for Lennox Industries’ New York District. Prior to joining LII in 1998, Mr. Bedard spent eight years at York International in product management and sales leadership roles for commercial applied and unitary systems as well as residential systems. Mr. Bedard has a bachelor’s degree in engineering management from the United States Military Academy at West Point.

Prakash Bedapudi was appointed Executive Vice President, Chief Technology Officer in July 2008. He had previously served as Vice President, Global Engineering and Program Management for Trane Inc. Commercial Systems from 2006 through 2008, and as Vice President, Engineering and Technology for Trane's Residential Systems division from 2003 through 2006. Prior to his career at Trane, Mr. Bedapudi served in senior engineering leadership positions for GE Transportation Systems, a division of General Electric Company, and for Cummins Engine Company. He holds a bachelor of science in mechanical/automotive engineering from Karnataka University, India and a master's of science in mechanical/aeronautical engineering from the University of Cincinnati.

Daniel M. Sessa was appointed Executive Vice President, Chief Human Resources Officer in June 2007. He had previously served in numerous senior human resources and legal leadership positions for United Technologies Corporation since 1996, including Vice President, Human Resources for Otis Elevator Company - Americas from 2005 to 2007, Director, Employee Benefits and Human Resources Systems for United Technologies Corporation from 2004 to 2005, and Director, Human Resources for Pratt & Whitney from 2002 to 2004. He holds a bachelor of arts in law and society from the State University of New York at Binghamton and a juris doctor from the Hofstra University School of Law.

John D. Torres was appointed Executive Vice President , Chief Legal Officer and Secretary in December 2008. He had previously served as Senior Vice President, General Counsel and Secretary for Freescale Semiconductor, a semiconductor manufacturer that was originally part of Motorola. He joined Motorola's legal department as Senior Counsel in 1996 and was appointed Vice President, General Counsel of the company's semiconductor business in 2001. Prior to joining Motorola, Mr. Torres served 13 years in private practice in Phoenix, specializing in commercial law. He holds a bachelor of arts from Notre Dame and a juris doctor from the University of Chicago.

Chris A. Kosel was appointed Vice President, Chief Accounting Officer and Controller in May 2017. He had previously served as Vice President, Business Analysis and Planning for the Company since 2016. He also had served as Vice President, Finance and Controller / Director, Finance for the Company’s North America Commercial Business from 2015 - 2016 and Director, Financial Planning and Analysis for the Company’s Residential Business Unit from 2014 to 2015. Prior to 2014 he had served as Director, Finance for the Company’s Parts Plus Business and Director of the Company’s Financial Shared Services function. Prior to joining Lennox, he worked for Ernst & Young. He holds a bachelor's degree in accounting from Texas A&M University. He is also a Certified Public Accountant.

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

Risk Factors

The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. We believe these are the principal material risks currently facing our business; however, additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. If any of the following risks or those disclosed in our other SEC filings actually occurs, our business, financial condition or results of operations could be materially adversely affected.

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

Changes in Legislation or Government Regulations or Policies Can Have a Significant Impact on Our Results of Operations.

The sales, gross margins and profitability for each of our segments could be directly impacted by changes in legislation, trade agreements or government regulations, such as the changes to taxes, tariffs and trade agreements. Changes in environmental and energy efficiency standards and regulations, such as the recent amendments to the Montreal Protocol to phase down the use of hydrofluorocarbons, may particularly have a significant impact on the types of products that we are allowed to develop and sell, and the types of products that are developed and sold by our competitors. Our inability or delay in developing or marketing products that match customer demand and that meet applicable efficiency and environmental standards may negatively impact our results. The demand for our products and services could also be affected by the size and availability of tax incentives for purchasers of our products and services. Future legislation or regulations, including environmental matters, product certification, product liability, tariffs, duties, taxes, tax incentives and other matters, may impact the results of each of our operating segments and our consolidated results.

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

Net sales outside of the United States comprised 18.5% of our net sales in 2017.

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

As of February 6, 2018, approximately 27% of our workforce, including international locations, was unionized. The results of future negotiations with these unions and the effects of any production interruptions or labor stoppages could have an adverse effect on our results of operations.

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

As of December 31, 2017, we had goodwill of $200.5 million on our Consolidated Balance Sheet. Any future determination that an impairment of the value of goodwill occurred would require a write-down of the impaired portion of goodwill to fair value and would reduce our assets and stockholders' equity and could have a material adverse effect on our results of operations.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following chart lists our principal domestic and international manufacturing, distribution and office facilities as of December 31, 2017 and indicates the business segment that uses such facilities, the approximate size of such facilities and whether such facilities are owned or leased. Also included in the chart are large warehouses that hold significant inventory balances.

Location	Segment	Type or Use of Facility	Approx. Sq. Ft. (In thousands)	Owned/Leased
Marshalltown, IA	Residential Heating & Cooling	Manufacturing & Distribution	1,300	Owned & Leased
Orangeburg, SC	Residential Heating & Cooling	Manufacturing & Distribution	750	Owned & Leased
Saltillo, Mexico	Residential Heating & Cooling	Manufacturing & Distribution	638	Owned
Grenada, MS	Residential Heating & Cooling	Manufacturing & Distribution	395	Leased
Romeoville, IL	Residential Heating & Cooling	Distribution	312	Leased
Columbus, OH	Residential Heating & Cooling	Distribution	279	Leased
McDonough, GA	Residential Heating & Cooling	Distribution	254	Leased
Concord, NC	Residential Heating & Cooling	Distribution	123	Leased
Harahan, LA	Residential Heating & Cooling	Distribution	83	Leased
Denver, CO	Residential Heating & Cooling	Distribution	50	Leased
Eastvale, CA	Residential & Commercial Heating & Cooling	Distribution	377	Leased
Carrollton, TX	Residential & Commercial Heating & Cooling	Distribution	252	Leased
Brampton, Canada	Residential & Commercial Heating & Cooling	Distribution	251	Leased
Houston, TX	Residential & Commercial Heating & Cooling	Distribution	241	Leased
Orlando, FL	Residential & Commercial Heating & Cooling	Distribution	173	Leased
Middletown, PA	Residential & Commercial Heating & Cooling	Distribution	166	Leased
Lenexa, KS	Residential & Commercial Heating & Cooling	Distribution	147	Leased
East Fife, WA	Residential & Commercial Heating & Cooling	Distribution	112	Leased
Calgary, Canada	Residential & Commercial Heating & Cooling	Distribution	110	Leased
Stuttgart, AR	Commercial Heating & Cooling	Manufacturing	750	Owned
Longvic, France	Commercial Heating & Cooling	Manufacturing	142	Owned
Longvic, France	Commercial Heating & Cooling	Distribution	133	Owned
Burgos, Spain	Commercial Heating & Cooling & Refrigeration	Manufacturing	140	Owned
Mions, France	Commercial Heating & Cooling & Refrigeration	Research & Development	129	Owned
Genas, France	Commercial Heating & Cooling & Refrigeration	Manufacturing, Distribution & Offices	111	Owned
Tifton, GA	Refrigeration	Manufacturing & Distribution	570	Owned & Leased
Columbus, GA	Refrigeration	Manufacturing, Warehousing & Offices	523	Owned & Leased
Milperra, Australia	Refrigeration	Distribution & Business Unit Headquarters	416	Owned
Stone Mountain, GA	Refrigeration	Manufacturing & Business Unit Headquarters	139	Owned
Midland, GA	Refrigeration	Warehousing & Offices	138	Leased
Mt. Wellington, New Zealand	Refrigeration	Distribution & Offices	110	Owned
San Jose dos Campos, Brazil	Refrigeration	Manufacturing, Warehousing & Offices	98	Owned
Wuxi, China	Refrigeration	Manufacturing	89	Owned & Leased
Krunkel, Germany	Refrigeration	Manufacturing, Distribution & Offices	43	Owned
Richardson, TX	Corporate and other	Corporate Headquarters	356	Owned & Leased
Carrollton, TX	Corporate and other	Research & Development	294	Owned

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price for Common Stock

Our common stock is listed for trading on the New York Stock Exchange under the symbol “LII.” The high and low sales prices for our common stock for each quarterly period during 2017 and 2016 were as follows:

	Price Range per Common Share
	2017		2016
	High	Low	High	Low
First Quarter	$172.96	$147.54	$136.32	$105.65
Second Quarter	192.58	161.11	143.19	131.90
Third Quarter	187.49	160.18	164.02	141.90
Fourth Quarter	213.78	177.68	164.57	140.97

Dividends

During 2017 and 2016, we declared quarterly cash dividends as set forth below:

	Dividends per Common Share
	2017	2016
First Quarter	$0.43	$0.36
Second Quarter	0.51	0.43
Third Quarter	0.51	0.43
Fourth Quarter	0.51	0.43
Fiscal Year	$1.96	$1.65

The amount and timing of dividend payments are determined by our Board of Directors and subject to certain restrictions under our domestic revolving credit facility.

Holders of Common Stock

As of the close of business on February 9, 2018, approximately 650 holders of record held our common stock.

Comparison of Total Stockholder Return

The following graph compares the cumulative total returns of LII's common stock with the cumulative total returns of the Standards & Poor's Midcap 400 Index, a broad index of mid-size U.S. companies of which the Company is a part, and with a peer group of U.S. industrial manufacturing and service companies in the HVACR businesses. The graph assumes that $100 was invested on December 31, 2012, with dividends reinvested. Our peer group includes AAON, Inc., Ingersoll-Rand plc, Comfort Systems USA, Inc., United Technologies Corporation, Johnson Controls Inc., and Watsco, Inc. Peer group returns are weighted by market capitalization.

This performance graph and other information furnished under this Comparison of Total Stockholder Return section shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act.

Our Purchases of LII Equity Securities

Our Board of Directors has authorized a total of $2 billion towards the repurchase of shares of our common stock (collectively referred to as the "Share Repurchase Plans"), including a $550 million share repurchase authorization in 2016. The Share Repurchase Plans authorize open market repurchase transactions and do not have a stated expiration date. As of December 31, 2017, $396 million of shares may yet be repurchased under the Share Repurchase Plans.

In the fourth quarter of 2017, we purchased shares of our common stock as follows:

	Total Shares Purchased (1)	Average Price Paid per Share (including fees)	Shares Purchased As Part of Publicly Announced Plans	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans (in millions) (3)
October 1 through October 31 (2)	7,426	$193.24	—	396.0
November 1 through November 30	73,837	172.61	68,381	396.0
December 1 through December 31	36,626	206.49	—	396.0
	117,889		68,381

(1) Includes the surrender to LII of 49,508 shares of common stock to satisfy employee tax-withholding obligations in connection with the exercise of vested stock appreciation rights and the vesting of restricted stock units.
(2) Includes final settlement of shares repurchased in Accelerated Share Repurchase Plan (ASR) executed in the third quarter of 2017.
(3) After a $75 million payment for Accelerated Share Repurchase Plan (ASR) executed in February 2017, $100 million payment for an ASR executed in April 2017 and $75 million payment for an ASR executed in July 2017. Final settlement of the February ASR occurred in the second quarter, final settlement for the April ASR occurred in the third quarter and the final settlement of the July ASR occurred in the fourth quarter. The February, April and July ASRs were effected pursuant to a previously announced repurchase plan.

Item 6. Selected Financial Data

The following table presents selected financial data for each of the five years ended December 31, 2017 to 2013 (in millions, except per share data):

	For the Years Ended December 31,
	2017	2016	2015	2014	2013
Statements of Operations Data:
Net Sales	$3,839.6	$3,641.6	$3,467.4	$3,367.4	$3,199.1
Operating Income	494.5	429.4	305.4	334.7	289.0
Income From Continuing Operations	307.1	278.6	187.2	208.1	179.9
Net Income	305.7	277.8	186.6	205.8	171.8
Basic Earnings Per Share From Continuing Operations	7.28	6.41	4.17	4.35	3.61
Diluted Earnings Per Share From Continuing Operations	7.17	6.34	4.11	4.28	3.55
Cash Dividends Declared Per Share	1.96	1.65	1.38	1.14	0.92

Other Data:
Capital Expenditures	$98.3	$84.3	$69.9	$88.4	$78.3
Research and Development Expenses	73.6	64.6	62.3	60.7	53.7

Balance Sheet Data at Period End:
Total Assets	$1,891.5	$1,760.3	$1,677.4	$1,764.3	$1,626.7
Total Debt	1,004.0	868.2	741.1	925.6	400.4
Stockholders' Equity	50.1	38.0	101.6	9.0	485.7

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

We sell our products and services through a combination of direct sales, distributors and company-owned stores. The demand for our products and services is seasonal and significantly impacted by the weather. Warmer than normal summer temperatures generate demand for replacement air conditioning and refrigeration products and services, and colder than normal winter temperatures have a similar effect on heating products and services. Conversely, cooler than normal summers and warmer than normal winters depress the demand for HVACR products and services. In addition to weather, demand for our products and services is influenced by national and regional economic and demographic factors, such as interest rates, the availability of financing, regional population and employment trends, new construction, general economic conditions and consumer spending habits and confidence. A substantial portion of the sales in each of our business segments is attributable to replacement business, with the balance comprised of new construction business.

The principal elements of cost of goods sold are components, raw materials, factory overhead, labor, estimated costs of warranty expense and freight and distribution costs. The principal raw materials used in our manufacturing processes are steel, copper and aluminum. In recent years, pricing volatility for these commodities and related components has impacted us and the HVACR industry in general. We seek to mitigate the impact of commodity price volatility through a combination of pricing actions, vendor contracts, improved production efficiency and cost reduction initiatives. We also partially mitigate volatility in the prices of these commodities by entering into futures contracts and fixed forward contracts.

Financial Highlights

•	Net sales increased $198 million, or 5.4%, to $3,840 million in 2017 from $3,642 million in 2016.

•
Operating income in 2017 was $495 million compared to $429 million in 2016. The increase was primarily due to increased sales, sourcing and engineering-led cost reductions, and a reduction in pension settlement costs partially offset by an increase in commodities in 2017.

•	Net income in 2017 increased to $306 million from $278 million in 2016.

•	Diluted earnings per share from continuing operations were $7.17 per share in 2017 compared to $6.34 per share in 2016.

•
We generated $325 million of cash flow from operating activities in 2017 compared to $374 million in 2016. The decrease was primarily due to an increase in working capital, partially offset by a reduction in pension contributions and an increase in net income.

•	In 2017, we returned $80 million to shareholders through dividend payments and we used $250.0 million to purchase 1.5 million shares of stock under our share repurchase plans.

Overview of Results

The Residential Heating & Cooling segment led our overall financial performance in 2017, with a 7.0% increase in net sales and a $25 million increase in segment profit compared to 2016. This segment's results benefited from market growth in the replacement and new construction markets and favorable foreign currency exchange rates. Our Commercial Heating & Cooling segment also performed well in 2017 with a 6.1% increase in net sales and a $8 million increase in segment profit compared to 2016. This segment's results benefited from market growth in North America. Sales in our Refrigeration segment were up slightly and segment profit increased $4 million compared to 2016. This segment's profit benefited from sourcing and engineering-led cost reductions partially offset by lower factory productivity.

On a consolidated basis, our gross profit margins decreased to 29.3% in 2017 due primarily to unfavorable commodities, factory inefficiencies, and continued investment in distribution expansion. These declines were partially offset by favorable price and mix and sourcing and engineering-led cost reductions across our business.

Results of Operations

The following table provides a summary of our financial results, including information presented as a percentage of net sales (dollars in millions):

	For the Years Ended December 31,
	2017		2016		2015
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Net sales	$3,839.6	100.0%	$3,641.6	100.0%	$3,467.4	100.0%
Cost of goods sold	2,714.4	70.7%	2,565.1	70.4%	2,520.0	72.7%
Gross profit	1,125.2	29.3%	1,076.5	29.6%	947.4	27.3%
Selling, general and administrative expenses	637.7	16.6%	621.0	17.1%	580.5	16.7%
Losses and other expenses, net	8.2	0.2%	11.3	0.3%	21.7	0.6%
Restructuring charges	3.2	0.1%	1.8	—%	3.2	0.1%
Goodwill impairment	—	—%	—	—%	5.5	0.2%
Impairment of assets	—	—%	—	—%	44.5	1.3%
Pension settlement	—	—%	31.4	0.9%	—	—%
Income from equity method investments	(18.4)	(0.5)%	(18.4)	(0.5)%	(13.4)	(0.4)%
Operating income	$494.5	12.9%	$429.4	11.8%	$305.4	8.8%
Loss from discontinued operations	(1.4)	—%	(0.8)	—%	(0.6)	—%
Net income	$305.7	8.0%	$277.8	7.6%	$186.6	5.4%

The following table provides net sales by geographic market (dollars in millions):

	For the Years Ended December 31,
	2017		2016		2015
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Net Sales by Geographic Market:
U.S.	$3,128.7	81.5%	$2,966.8	81.5%	$2,793.4	80.6%
Canada	237.8	6.2	218.8	6.0	217.7	6.3
International	473.1	12.3	456.0	12.5	456.3	13.1
Total net sales	$3,839.6	100.0%	$3,641.6	100.0%	$3,467.4	100.0%

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016 - Consolidated Results

Net Sales

Net sales increased 5.4% in 2017 compared to 2016, primarily driven by volume increases. The increase in volume was primarily due to market growth in our Residential Heating and Cooling and Commercial Heating and Cooling segments. Changes in foreign currency exchange rates and the effects of price and mix also had positive impacts on net sales.

Gross Profit

Gross profit margins for 2017 decreased 30 basis points ("bps") to 29.3% compared to 29.6% in 2016. We saw margin decreases of 80 bps from higher commodity costs, 50 bps for investments in distribution expansion, and 40 bps from other product costs. These decreases were offset by increases of 100 bps from sourcing and engineering-led cost reductions and 40 bps from favorable price and mix.

Selling, General and Administrative Expenses

SG&A expenses increased by $17 million in 2017 compared to 2016. As a percentage of net sales, SG&A expenses decreased 50 bps from 17.1% to 16.6% in the same periods. SG&A increased due to general wage inflation, increased healthcare costs and increased investment in information technology and research and development partially offset by decreases in incentive compensation.

Losses and Other Expenses, Net

Losses and other expenses, net for 2017 and 2016 included the following (in millions):

	For the Years Ended December 31,
	2017	2016
Realized (gains) losses, net on settled futures contracts	$(1.7)	$1.1
Foreign currency exchange (gains) losses, net	(1.8)	2.2
Losses on disposal of fixed assets	0.2	0.5
Net change in unrealized losses (gains), net on unsettled futures contracts	0.9	(3.6)
Asbestos-related litigation	3.5	6.3
Acquisition expenses	1.1	0.4
Special legal contingency charge	3.7	1.9
Environmental liabilities	2.2	1.9
Contractor tax payments	0.1	0.6
Losses and other expenses, net	$8.2	$11.3

The realized gains on settled futures contracts in 2017 was attributable to changes in commodity prices relative to our settled futures contract prices, as commodity prices have increased in 2017 relative to 2016. Additionally, the change in unrealized losses, net on unsettled futures contracts was due to lower commodity prices relative to the unsettled futures contract prices. For more information on our derivatives, see Note 8 in the Notes to the Consolidated Financial Statements.

Foreign currency exchange gains increased in 2017 primarily due to improvement in foreign exchange rates in our primary markets. The special legal contingency charges increased primarily due to costs associated with the matter reported to the Securities and Exchange Commission and Department of Justice. The asbestos-related litigation relates to known and estimated future asbestos matters. The environmental liabilities relate to estimated remediation costs for contamination at some of our facilities. The contractor tax payments relate to a charge for underpaid contractor taxes at one of our non-U.S. subsidiaries. Refer to Note 10 in the Notes to the Consolidated Financial Statements for more information on litigation, including the asbestos-related litigation, and the environmental liabilities.

Restructuring Charges

Restructuring charges were $3.2 million in 2017 compared to $1.8 million in 2016. The charges in 2017 and 2016 were primarily for projects to realign resources and enhance distribution capabilities. For more information on our restructuring activities, see Note 16 in the Notes to the Consolidated Financial Statements.

Goodwill

We performed a qualitative impairment analysis and noted no indicators of goodwill impairment through December 31, 2017. Also, we did not record any goodwill impairments in 2016. Refer to Note 4 in the Notes to the Consolidated Financial Statements for more information on goodwill.

Asset Impairment

We did not have any impairments of assets related to continuing operations in 2017 and 2016.

Pension Settlement

In 2016 our unfunded pension liability declined by $33 million to $89 million as the favorable impact of our $50 million discretionary contribution was partially offset by lower discount rates across all plans. In addition, we recorded a pension settlement charge of $31 million in the fourth quarter of 2016. We did not have similar funding or pension buyout activity in 2017. Refer to Note 12 in the Notes to the Consolidated Financial Statements for more information on pensions and employee benefit plans.

Income from Equity Method Investments

Investments over which we do not exercise control but have significant influence are accounted for using the equity method of accounting. Income from equity method investments was $18 million in 2017 compared to $18 million in 2016 due to flat earnings from our joint ventures.

Interest Expense, net

Net interest expense of $31 million in 2017 increased from $27 million in 2016 primarily due to an increase in our average borrowings.

Income Taxes

The income tax provision was $157 million in 2017 compared to $124 million in 2016, and the effective tax rate was 34% in 2017 compared to 31% in 2016. The 2017 effective tax rate was negatively impacted by recent changes in U.S. tax legislation that reduced the value of our deferred tax assets by $31.8 million, partially offset by the benefit from the impact of excess tax benefits of $23.6 million. The 2016 effective tax rate was not impacted by either U.S. tax rate changes or the impact of excess tax benefits. We expect our effective tax rate will be between 22% and 24% in future years due to the changes in U.S. tax legislation excluding the impact of excess tax benefits. Refer to Note 9 in the Notes to the Consolidated Financial Statements for more information on the impact of recent changes in tax legislation.

Loss from Discontinued Operations

The $2 million of pre-tax losses incurred in 2017 and $1 million of pre-tax losses in 2016 primarily relate to changes in retained product liabilities and general liabilities for the Service Experts business sold in 2013 and the Hearth business sold in 2012.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016 - Results by Segment

Residential Heating & Cooling

The following table presents our Residential Heating & Cooling segment's net sales and profit for 2017 and 2016 (dollars in millions):

	For the Years Ended December 31,
	2017	2016	Difference	% Change
Net sales	$2,140.4	$2,000.8	$139.6	7.0%
Profit	$373.9	$348.8	$25.1	7.2%
% of net sales	17.5%	17.4%

Residential Heating & Cooling net sales increased 7% in 2017 compared to 2016. Sales volume increased by 7% primarily due to market growth.

Segment profit in 2017 increased $25 million due to $39 million from higher sales volume, $21 million from sourcing and engineering-led cost reductions, $15 million from favorable price, $5 million from favorable foreign currency, $2 million from lower warranty expense, and $1 million from higher income from equity method investments. Partially offsetting these increases was $20 million in higher commodity costs, $15 million in SG&A expenses to support investments in technology and research and development, incremental headcount and higher personnel costs, $12 million in freight and distribution investments, $6 million from unfavorable mix, and $5 million from increases in other product costs.

Commercial Heating & Cooling

The following table presents our Commercial Heating & Cooling segment's net sales and profit for 2017 and 2016 (dollars in millions):

	For the Years Ended December 31,
	2017	2016	Difference	% Change
Net sales	$973.8	$917.9	$55.9	6.1%
Profit	$157.3	$149.3	$8.0	5.4%
% of net sales	16.2%	16.3%

Commercial Heating & Cooling net sales increased 6% in 2017 compared to 2016. Sales volume increased by 5% primarily due to market growth and 1% from favorable foreign currency.

Segment profit in 2017 increased $8 million compared to 2016 due to $14 million from higher sales volume, $7 million from sourcing and engineering-led cost reductions, and $1 million in favorable foreign currency. Partially offsetting these increases was $5 million from warranty and other product costs, $4 million of higher commodity costs, $3 million from factory inefficiencies, $1 million in higher SG&A expenses, and $1 million in freight and distribution investments.

Refrigeration

The following table presents our Refrigeration segment's net sales and profit for 2017 and 2016 (dollars in millions):

	For the Years Ended December 31,
	2017	2016	Difference	% Change
Net sales	$725.4	$722.9	$2.5	0.3%
Profit	$72.6	$68.9	$3.7	5.4%
% of net sales	10.0%	9.5%

Net sales in 2017 were flat compared to 2016. Favorable foreign currency increased sales by 1% offset by lower sales volume of 1% primarily from our North America supermarket business.

Segment profit in 2017 increased $4 million compared to 2016 due to $9 million from sourcing and engineering-led cost reductions, $3 million from favorable price and mix, and $3 million in lower other product costs. Partially offsetting these increases was $5 million from factory inefficiencies, $2 million from freight and distribution, $2 million from higher commodity costs, and $2 million from higher SG&A expense.

Corporate and Other

Corporate and other expenses decreased by $8 million in 2017 primarily due from lower incentive compensation with a partial offset from general wage inflation and information technology investments.

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

Losses and Other Expenses, Net

Losses and other expenses, net for 2016 and 2015 included the following (in millions):

	For the Years Ended December 31,
	2016	2015
Realized losses on settled futures contracts	$1.1	$1.9
Foreign currency exchange losses	2.2	3.6
Loss on disposal of fixed assets	0.5	0.6
Net change in unrealized losses (gains) on unsettled futures contracts	(3.6)	0.6
Asbestos charge	6.3	3.0
Acquisition expenses	0.4	1.0
Special legal contingency charge	1.9	7.4
Environmental liabilities	1.9	1.0
Contractor tax payments	0.6	2.6
Other items, net	—	—
Losses and other expenses, net	$11.3	$21.7

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

Accounting for Futures Contracts

Realized gains and losses on settled futures contracts are a component of segment profit (loss). Unrealized gains and losses on unsettled futures contracts are excluded from segment profit (loss) as they are subject to changes in fair value until their settlement date. Both realized and unrealized gains and losses on futures contracts are a component of Losses and other expenses, net in the accompanying Consolidated Statements of Operations. See Note 8 of the Notes to Consolidated Financial Statements for more information on our derivatives and Note 18 of the Notes to the Consolidated Financial Statements for more information on our segments and for a reconciliation of segment profit to operating income.

Liquidity and Capital Resources

Our working capital and capital expenditure requirements are generally met through internally generated funds, bank lines of credit and an asset securitization arrangement. Working capital needs are generally greater in the first and second quarters due to the seasonal nature of our business cycle.

Statement of Cash Flows

The following table summarizes our cash flow activity for the years ended December 31, 2017, 2016 and 2015 (in millions):

	2017	2016	2015
Net cash provided by operating activities	$325.1	$373.9	$353.6
Net cash used in investing activities	(98.1)	(84.1)	(69.8)
Net cash used in financing activities	(218.3)	(274.6)	(271.1)

Net Cash Provided by Operating Activities - Net cash provided by operating activities decreased $49 million to $325 million in 2017 compared to $374 million in 2016. This decrease was primarily attributable to the increases in working capital, partially offset by a reduction in pension contributions and an increase in net income.

Net Cash Used in Investing Activities - Capital expenditures were $98 million, $84 million and $70 million in 2017, 2016 and 2015, respectively. Capital expenditures in 2017 were primarily related to an expansion of manufacturing capacity and equipment, investments in systems and software to support the overall enterprise, and continued investments in our distribution network.

Net Cash Used in Financing Activities - Net cash used in financing activities decreased to $218 million in 2017 from $275 million in 2016, primarily attributable to a decrease in the amount of share repurchases in 2017 as compared to 2016. Cash continues to be provided by an increase in net borrowings and used to fund share repurchases and dividend payments. We used $250.0 million in 2017 to purchase 1.5 million shares of stock under our share repurchase plans.

Debt Position

The following table details our lines of credit and financing arrangements as of December 31, 2017 (in millions):

Outstanding Borrowings
Short-term debt:
Foreign Obligations	$0.9
Asset Securitization Program (1)	—
Total short-term debt	$0.9
Current maturities of long-term debt:
Capital lease obligations	3.2
Domestic credit facility (2)	30.0
Senior unsecured notes	—
Debt issuance costs	(0.6)
Total current maturities of long-term debt	$32.6
Long-term debt:
Asset Securitization Program (1)	276.0
Capital lease obligations	11.9
Domestic credit facility (2)	337.0
Senior unsecured notes	350.0
Debt issuance costs	(4.4)
Total long-term debt	970.5
Total debt	$1,004.0

(1)
The maximum securitization amount ranges from $225.0 million to $380.0 million, depending on the period, after consideration of the November 13, 2017 amendment. The maximum capacity of the Asset Securitization Program ("ASP") is the lesser of the maximum securitization amount or 100% of the net pool balance less reserves, as defined under the ASP.

(2)
The available future borrowings on our domestic credit facility are $500.1 million after being reduced by the outstanding borrowings and $2.9 million in outstanding standby letters of credit. We also had $34.7 million in outstanding standby letters of credit outside of the domestic credit facility as of December 31, 2017.

Financial Leverage

We periodically review our capital structure, including our primary bank facility, to ensure the appropriate levels of liquidity and leverage and to take advantage of favorable interest rate environments or other market conditions. We consider various other financing alternatives and may, from time to time, access the capital markets.

As of December 31, 2017, our senior credit ratings were Baa3 with a stable outlook, and BBB with a stable outlook, by Moody's Investors Service, Inc. ("Moody's") and Standard & Poor's Rating Group ("S&P"), respectively. The security ratings are not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating. Our goal is to maintain investment grade ratings from Moody's and S&P to help ensure the capital markets remain available to us.

Our debt-to-total-capital ratio decreased to 95.2% at December 31, 2017 compared to 95.8% at December 31, 2016. The decrease in the ratio in 2017 is primarily due to the increase in Total stockholders' equity. We evaluate our debt-to-EBITDA ratio in order to determine the appropriate targets for share repurchases under our share repurchase programs.

Liquidity

We believe our cash and cash equivalents of $68 million, future cash generated from operations and available future borrowings are sufficient to fund our operations, planned capital expenditures, future contractual obligations, share repurchases, anticipated dividends and other needs in the foreseeable future. Included in our cash and cash equivalents of $68 million as of December 31,

2017 was $39 million of cash held in foreign locations, although that amount can fluctuate widely depending on the timing of cash receipts and payments. Our cash held in foreign locations is used for investing and operating activities in those locations, and we generally do not have the need or intent to repatriate those funds to the United States. An actual repatriation in the future from our non-U.S. subsidiaries could be subject to foreign withholding taxes and U.S. state taxes. In the first quarter of 2018 we expect to repatriate $40 million of cash on a tax-free basis.

No contributions are required to be made to our U.S. defined benefit plans in 2018. We made $3.5 million in total contributions to pension plans in 2017.

On May 17, 2017, our Board of Directors approved a 19% increase in our quarterly dividend on common stock from $0.43 to $0.51 per share effective with the May 2017 dividend payment. Dividend payments were $80 million in 2017 compared to $69 million in 2016, with the increase due primarily to the increase in dividends approved by the Board of Directors.

We also continued to increase shareholder value through our share repurchase programs. We returned $250.0 million to our investors through share repurchases in 2017 and expect to return another $350.0 million in 2018. An additional $396 million of repurchases are still available under the programs as we enter 2018.

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

Each of our major debt agreements contains provisions by which a default under one agreement causes a default in the others (a cross default). If a cross default under our domestic credit facility, our senior unsecured notes, or our ASP were to occur, it could have a wider impact on our liquidity than might otherwise occur from a default of a single debt instrument or lease commitment.

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

As of December 31, 2017, we believe we were in compliance with all covenant requirements. Delaware law limits the ability to pay dividends to surplus or, if there is no surplus, out of net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. In addition, stock repurchases can only be made out of surplus and only if our capital would not be impaired.

Leasing Commitments

On March 22, 2013, we entered into an agreement with a financial institution to renew the lease of our corporate headquarters in Richardson, Texas for a term of approximately six years through March 1, 2019 (the "Lake Park Renewal"). The agreement contains customary lease covenants and events of default as well as financial covenants consistent with our credit agreement and we believe we were in compliance with those covenants as of December 31, 2017.

In 2008, we expanded our Tifton, Georgia manufacturing facility using the proceeds from industrial development bonds (“IDBs”). We entered into a lease agreement with the owner of the property and the issuer of the IDBs, and through our lease payments fund the interest payments to investors in the IDBs. We also guaranteed the repayment of the IDBs and have oustanding letters of credit totaling $14.3 million to fund a potential repurchase of the IDBs in the event investors exercised their right to tender the IDBs to the trustee. As of December 31, 2017 and 2016, we had capital lease obligations of $14.3 million related to these transactions, with $2.6 million of payments due in 2018.

Refer to Note 10 in the Notes to the Consolidated Financial Statements for more details on our leasing commitments.

Off Balance Sheet Arrangements

In addition to the credit facilities, promissory notes and leasing commitments described above, we also lease real estate and machinery and equipment pursuant to operating leases that are not capitalized on the balance sheet, including high-turnover equipment such as autos and service vehicles and short-lived equipment such as personal computers. Rent expense for these leases was $58 million, $58 million, and $54 million in 2017, 2016, and 2015, respectively. Refer to Notes 10 and 22 of the Notes to the Consolidated Financial Statements for more information on our lease commitments and rent expense, respectively.

Contractual Obligations

Summarized below are our contractual obligations as of December 31, 2017 and their expected impact on our liquidity and cash flows in future periods (in millions):

	Payments Due by Period
	Total	1 Year or Less	1 - 3 Years	3 - 5 Years	More than 5 Years
Total long-term debt obligations (1)	$1,009.0	$34.1	$336.3	$277.0	$361.6
Estimated interest payments on debt obligations (2)	97.4	22.1	36.1	27.6	11.6
Operating leases	175.9	55.3	70.8	36.0	13.8
Purchase obligations (3)	31.1	31.1	—	—	—
Total contractual obligations	$1,313.4	$142.6	$443.2	$340.6	$387.0

(1) Contractual obligations related to capital leases are included as part of long-term debt.
(2) Estimated interest payments are based on current contractual requirements and do not reflect seasonal changes in the balance of our domestic credit facility.
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

Where available, the fair values were based upon quoted prices in active markets. However, if quoted prices were not available, then the fair values were based upon quoted prices for similar assets or liabilities or independently sourced market parameters, such as credit default swap spreads, yield curves, reported trades, broker/dealer quotes, interest rates and benchmark securities. For assets and liabilities without observable market activity, if any, the fair values were based upon discounted cash flow methodologies incorporating assumptions that, in our judgment, reflect the assumptions a marketplace participant would use. Valuation adjustments to reflect either party's creditworthiness and ability to pay were incorporated into our valuations, where appropriate, as of December 31, 2017 and 2016, the measurement dates.

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

Notional amount (pounds of aluminum and copper)	24.2
Carrying amount and fair value of net liability	$12.9
Change in fair value from 10% change in forward prices	$7.6

Refer to Note 8 of the Notes to the Consolidated Financial Statements for additional information regarding our commodity futures contracts.

Interest Rate Risk

Our results of operations can be affected by changes in interest rates due to variable rates of interest on our debt facilities, cash, cash equivalents and short-term investments. A 10% adverse movement in the levels of interest rates across the entire yield curve would have resulted in an increase to pre-tax interest expense of approximately $1.8 million, $2.0 million and $2.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.

From time to time, we may use an interest rate swap hedging strategy to eliminate the variability of cash flows in a portion of our interest payments. This strategy, when employed, allows us to fix a portion of our interest payments while also taking advantage of historically low interest rates. As of December 31, 2017 and 2016, no interest rate swaps were in effect.

Foreign Currency Exchange Rate Risk

Our results of operations are affected by changes in foreign currency exchange rates. Net sales and expenses in foreign currencies are translated into U.S. dollars for financial reporting purposes based on the average exchange rate for the period. During 2017, 2016 and 2015, net sales from outside the U.S. represented 18.5%, 18.5% and 19.4% , respectively, of our total net sales. For the years ended December 31, 2017 and 2016, foreign currency transaction gains and losses did not have a material impact to our results of operations. A 10% change in foreign exchange rates would have had an estimated $5.2 million, $4.0 million and $2.5 million impact to net income for the years ended December 31, 2017, 2016 and 2015, respectively.

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

The estimates for self-insurance expense and liabilities involve assumptions about the amount, timing and nature of future claim costs. We estimate these amounts actuarially based primarily on our historical claims information and industry factors and trends. The amounts and timing of payments for future claims may vary depending on numerous factors, including the development and ultimate settlement of reported and unreported claims. To the extent actuarial assumptions change and claims experience differ from historical rates, our liabilities may change. The self-insurance liabilities as of December 31, 2017 represent the best estimate of the future payments to be made on reported and unreported losses. See Note 10 in the Notes to the Consolidated Financial Statements for additional information on our self-insurance expense and liabilities.

Pension Benefits

Over the past several years, we have frozen many of our defined benefit pension and profit sharing plans and replaced them with defined contribution plans. We have a liability for the benefits earned under these inactive plans prior to the date the benefits were frozen. Our defined contribution plans generally include both company and employee contributions based on predetermined percentages of compensation earned by the employee. We also have several active defined benefit plans that provide benefits based on years of service. In the years ended December 31, 2017, December 31, 2016 and December 31, 2015, we contributed $3.5 million, $53.9 and $3.9 million to our pension plans, respectively.

We make several assumptions to calculate our liability and the expense for these benefit plans, including the discount rate and expected return on assets. We used an assumed discount rate of 3.66% for pension benefits of our U.S.-based plans as of December 31, 2017. Our discount rates were selected using the yield curve for high-quality corporate bonds, which is dependent upon risk-free interest rates and current credit market conditions. In 2017 and 2016, we utilized an assumed long-term rate of return on assets of 7.50% in both years for our U.S.-based plans. These are long-term estimates of equity and fixed income values and are not dependent on short-term variations of the equity and bond markets. Differences between actual experience and our assumptions are quantified as actuarial gains and losses. These actuarial gains and losses do not immediately impact our earnings as they are deferred in accumulated other comprehensive income (“AOCI”) and are amortized into net periodic benefit cost over the estimated service period. During 2015, we adopted the new mortality tables, MP-2015, from the Society of Actuaries, which reflects increasing life expectancies in the United States. In 2016, we adopted the additional revisions to the mortality tables included in MP-2016. In 2017, we adopted the additional revisions to the mortality tables included in MP-2017.

The assumed long-term rate of return on assets and the discount rate have significant effects on the amounts reported for our defined benefit plans. A 25 bps decrease in the long-term rate of return on assets or discount rate would have the following effects (in millions):

	25 Basis Point Decrease in Long-Term Rate of Return	25 Basis Point Decrease in Discount Rate
Increase to net periodic benefit cost for U.S. pension plans	$0.7	$0.5
Increase to the pension benefit obligations for U.S. pension plans	n/a	11.8

Should actual results differ from our estimates and assumptions, revisions to the benefit plan liabilities and the related expenses would be required. In the second quarter of 2017, in order to decrease volatility, we changed the targeted allocations for our U.S.-based plan assets.  The targeted allocation for fixed income, money market and cash investments was changed to 75% and the targeted allocation for equity investments was changed to 25%.  Based on this current asset allocation, it is likely that we will adjust our estimated rate of return downward.  We periodically review our asset allocation and may reallocate assets as necessary. Refer to Note 12 in the Notes to the Consolidated Financial Statements for more information on our pension benefits.

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

Recent Accounting Pronouncements

See Note 2 in the Notes to the Consolidated Financial Statements for disclosure of recent accounting pronouncements and the potential impact on our financial statements and disclosures.

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

Management, including our Chief Executive Officer and Chief Financial Officer, has undertaken an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included an evaluation of the design of the Company's internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management concluded that as of December 31, 2017, the Company's internal control over financial reporting was effective.

KPMG LLP, the independent registered public accounting firm that audited the Company's consolidated financial statements, has issued an audit report including an opinion on the effectiveness of our internal control over financial reporting as of December 31, 2017, a copy of which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Lennox International Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Lennox International Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes and Schedule II - Valuation and Qualifying Accounts and Reserves (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, in 2017 the Company adopted Accounting Standards Update No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which requires entities to record all tax effects related to share-based payments at settlement or expiration through the income statement.
Basis for Opinion
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ KPMG LLP

We have served as the Company’s auditor since 2002.
Dallas, Texas
February 16, 2018

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In millions, except shares and par values)

	As of December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$68.2	$50.2
Accounts and notes receivable, net of allowances of $5.9 and $6.7 in 2017 and 2016, respectively	506.5	469.8
Inventories, net	484.2	418.5
Other assets	78.4	67.4
Total current assets	1,137.3	1,005.9
Property, plant and equipment, net of accumulated depreciation of $774.2 and $717.2 in 2017 and 2016, respectively	397.8	361.4
Goodwill	200.5	195.1
Deferred income taxes	94.4	136.7
Other assets, net	61.5	61.2
Total assets	$1,891.5	$1,760.3
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$0.9	$52.4
Current maturities of long-term debt	32.6	200.1
Accounts payable	348.6	361.2
Accrued expenses	270.3	265.9
Income taxes payable	2.1	9.0
Total current liabilities	654.5	888.6
Long-term debt	970.5	615.7
Post-retirement benefits, other than pensions	2.6	2.8
Pensions	84.5	87.5
Other liabilities	129.3	127.7
Total liabilities	1,841.4	1,722.3
Commitments and contingencies
Stockholders' equity
Preferred stock, $.01 par value, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 200,000,000 shares authorized, 87,170,197 shares issued	0.9	0.9
Additional paid-in capital	1,061.5	1,046.2
Retained earnings	1,575.9	1,353.0
Accumulated other comprehensive loss	(157.4)	(195.1)
Treasury stock, at cost, 45,361,145 shares and 44,195,250 shares for 2017 and 2016, respectively	(2,430.8)	(2,167.4)
Noncontrolling interests	—	0.4
Total stockholders’ equity	50.1	38.0
Total liabilities and stockholders' equity	$1,891.5	$1,760.3

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In millions, except per share data)

	For the Years Ended December 31,
	2017	2016	2015
Net sales	$3,839.6	$3,641.6	$3,467.4
Cost of goods sold	2,714.4	2,565.1	2,520.0
Gross profit	1,125.2	1,076.5	947.4
Operating expenses:
Selling, general and administrative expenses	637.7	621.0	580.5
Losses and other expenses, net	8.2	11.3	21.7
Restructuring charges	3.2	1.8	3.2
Goodwill impairment	—	—	5.5
Asset impairment	—	—	44.5
Pension settlement	—	31.4	—
Income from equity method investments	(18.4)	(18.4)	(13.4)
Operating income	494.5	429.4	305.4
Interest expense, net	30.6	27.0	23.6
Other income, net	(0.1)	(0.3)	(0.8)
Income from continuing operations before income taxes	464.0	402.7	282.6
Provision for income taxes	156.9	124.1	95.4
Income from continuing operations	307.1	278.6	187.2
Discontinued operations:
Loss from discontinued operations before income taxes	(2.2)	(1.3)	(1.0)
Benefit from income taxes	(0.8)	(0.5)	(0.4)
Loss from discontinued operations	(1.4)	(0.8)	(0.6)
Net income	$305.7	$277.8	$186.6

Earnings per share – Basic:
Income from continuing operations	$7.28	$6.41	$4.17
Loss from discontinued operations	(0.03)	(0.02)	(0.01)
Net income	$7.25	$6.39	$4.16

Earnings per share – Diluted:
Income from continuing operations	$7.17	$6.34	$4.11
Loss from discontinued operations	(0.03)	(0.02)	(0.02)
Net income	$7.14	$6.32	$4.09

Average shares outstanding:
Basic	42.2	43.4	44.9
Diluted	42.8	44.0	45.6

Cash dividends declared per share	$1.96	$1.65	$1.38

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In millions)

	For the Years Ended December 31,
	2017	2016	2015
Net income	305.7	277.8	186.6
Other comprehensive income (loss):
Foreign currency translation adjustments	33.9	(11.6)	(58.7)
Net change in pension and post-retirement benefit liabilities	(5.3)	10.4	5.7
Change in fair value of available-for-sale marketable equity securities	(0.5)	(2.1)	1.2
Net change in fair value of cash flow hedges	16.1	9.8	(18.4)
Reclassification of pension and post-retirement benefit losses into earnings	7.3	6.3	9.7
Reclassification of cash flow hedge losses into earnings	(13.7)	12.3	12.5
Other comprehensive income (loss) before taxes	$37.8	$25.1	$(48.0)
Tax expense	(0.1)	(15.5)	(3.2)
Other comprehensive income (loss), net of tax	37.7	9.6	(51.2)
Comprehensive income	$343.4	$287.4	$135.4

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2017, 2016 and 2015
(In millions, except per share data)

		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost		Non-controlling Interests	Total Stockholders' Equity
	Amount				Shares	Amount
Balance as of December 31, 2014	0.9	824.9	1,022.1	(153.5)	42.5	(1,686.0)	0.6	9.0
Net income	—	—	186.6	—	—	—	—	186.6
Dividends, $1.38 per share	—	—	(62.0)	—	—	—	—	(62.0)
Foreign currency translation adjustments	—	—	—	(58.7)	—	—	—	(58.7)
Pension and post-retirement liability changes, net of tax benefit of $5.3	—	—	—	10.1	—	—	—	10.1
Change in fair value of available-for-sale marketable equity securities	—	—	—	1.2	—	—	—	1.2
Stock-based compensation expense	—	26.6	—	—	—	—	—	26.6
Change in cash flow hedges, net of tax benefit of $2.1	—	—	—	(3.8)	—	—	—	(3.8)
Treasury shares reissued for common stock	—	(6.5)	—	—	(0.8)	8.9	—	2.4
Additional investment in subsidiary	—	—	—	—	—	—	(0.2)	(0.2)
Treasury stock purchases	—	135.0	—	—	0.8	(167.0)	—	(32.0)
Tax benefits of stock-based compensation	—	22.4	—	—	—	—	—	22.4
Balance as of December 31, 2015	0.9	1,002.4	1,146.7	(204.7)	42.5	(1,844.1)	0.4	101.6
Net income	—	—	277.8	—	—	—	—	277.8
Dividends, $1.65 per share	—	—	(71.5)	—	—	—	—	(71.5)
Foreign currency translation adjustments	—	—	—	(11.6)	—	—	—	(11.6)
Pension and post-retirement liability changes, net of tax benefit of $7.4	—	—	—	9.3	—	—	—	9.3
Change in fair value of available-for-sale marketable equity securities	—	—	—	(2.1)	—	—	—	(2.1)
Stock-based compensation expense	—	31.7	—	—	—	—	—	31.7
Change in cash flow hedges, net of tax benefit of $8.0	—	—	—	14.0	—	—	—	14.0
Treasury shares reissued for common stock	—	(7.3)	—	—	(0.7)	10.0	—	2.7
Additional investment in subsidiary	—	—	—	—	—	—	—	—
Treasury stock purchases	—	—	—	—	2.4	(333.3)	—	(333.3)
Tax benefits of stock-based compensation	—	19.4	—	—	—	—	—	19.4
Balance as of December 31, 2016	0.9	1,046.2	1,353.0	(195.1)	44.2	(2,167.4)	0.4	38.0
Net income	—	—	305.7	—	—	—	—	305.7
Dividends, $1.96 per share	—	—	(82.8)	—	—	—	—	(82.8)
Foreign currency translation adjustments	—	—	—	33.9	—	—	—	33.9
Pension and post-retirement liability changes, net of tax benefit of $0.5	—	—	—	2.5	—	—	—	2.5
Change in fair value of available-for-sale marketable equity securities	—	—	—	(0.5)	—	—	—	(0.5)
Stock-based compensation expense	—	24.9	—	—	—	—	—	24.9
Change in cash flow hedges, net of tax expense of $0.6	—	—	—	1.8	—	—	—	1.8
Treasury shares reissued for common stock	—	(9.6)	—	—	(0.4)	12.7	—	3.1
Additional investment in subsidiary	—	—	—	—	—	—	(0.4)	(0.4)
Treasury stock purchases	—	—	—	—	1.6	(276.1)	—	(276.1)
Balance as of December 31, 2017	$0.9	$1,061.5	$1,575.9	$(157.4)	45.4	$(2,430.8)	$—	$50.1
The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS For the Years Ended December 31, 2017, 2016 and 2015 (In millions)

	2017	2016	2015
Cash flows from operating activities:
Net income	$305.7	$277.8	$186.6
Adjustments to reconcile net income to net cash provided by operating activities:
Income from equity method investments	(18.4)	(18.4)	(13.4)
Dividends from affiliates	14.7	14.9	11.0
Restructuring expenses, net of cash paid	0.8	(0.8)	—
Goodwill impairment	—	—	5.5
Impairment of assets	—	—	44.5
Provision for bad debts	3.9	2.4	2.8
Unrealized (gains) loss, net on derivative contracts	(2.0)	(0.7)	0.8
Stock-based compensation expense	24.9	31.7	26.6
Depreciation and amortization	64.6	58.1	62.8
Deferred income taxes	43.3	(4.0)	(21.3)
Pension expense	5.3	37.7	10.6
Pension contributions	(3.5)	(53.9)	(3.9)
Other items, net	1.3	0.9	1.0
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts and notes receivable	(28.4)	(50.6)	(23.5)
Inventories	(56.4)	0.3	28.8
Other current assets	(6.1)	0.1	(1.6)
Accounts payable	(18.5)	40.1	(2.9)
Accrued expenses	0.3	36.2	4.2
Income taxes payable and receivable	(6.7)	(0.1)	33.3
Other, net	0.3	2.2	1.7
Net cash provided by operating activities	325.1	373.9	353.6
Cash flows from investing activities:
Proceeds from the disposal of property, plant and equipment	0.2	0.2	0.1
Purchases of property, plant and equipment	(98.3)	(84.3)	(69.9)
Net cash used in investing activities	(98.1)	(84.1)	(69.8)
Cash flows from financing activities:
Short-term borrowings, net	(1.5)	(2.4)	(1.7)
Asset securitization borrowings	315.0	145.0	40.0
Asset securitization payments	(89.0)	(295.0)	(60.0)
Long-term debt borrowings	—	350.0	—
Long-term debt payments	(200.9)	(58.8)	(24.0)
Borrowings from credit facility	2,376.5	2,336.5	1,671.0
Payments on credit facility	(2,265.5)	(2,346.0)	(1,807.5)
Payments of deferred financing costs	(0.2)	(4.2)	—
Proceeds from employee stock purchases	3.1	2.6	2.4
Repurchases of common stock	(250.0)	(300.0)	—
Repurchases of common stock to satisfy employee withholding tax obligations	(26.1)	(33.3)	(32.0)
Cash dividends paid	(79.7)	(69.0)	(59.3)
Net cash used in financing activities	(218.3)	(274.6)	(271.1)
Increase in cash and cash equivalents	8.7	15.2	12.7
Effect of exchange rates on cash and cash equivalents	9.3	(3.9)	(11.3)
Cash and cash equivalents, beginning of year	50.2	38.9	37.5
Cash and cash equivalents, end of year	$68.2	$50.2	$38.9

Supplementary disclosures of cash flow information:
Cash paid during the year for:
Interest, net	$32.4	$26.3	$23.7
Income taxes (net of refunds)	$119.3	$127.4	$83.2
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

Inventories

Inventory costs include material, labor, depreciation and plant overhead. Inventories of $274.5 million and $221.4 million as of December 31, 2017 and 2016, respectively, were valued at the lower of cost or market using the last-in, first-out (“LIFO”) cost method. The remainder of inventory is valued at the lower of cost or market with cost determined primarily using either the first-in, first-out (“FIFO”) or average cost methods.

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

Depreciation is computed using the straight-line method over the following estimated useful lives:

Buildings and improvements:
Buildings and improvements	2 to 33 years
Leasehold improvements	1 to 39 years
Machinery and equipment:
Computer hardware	3 to 5 years
Computer software	3 to 10 years
Factory machinery and equipment	1 to 15 years
Research and development equipment	3 to 10 years
Vehicles	2 to 8 years

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

Goodwill

Goodwill represents the excess of cost over fair value of assets from acquired businesses. Goodwill is not amortized, but is reviewed for impairment annually and whenever events or changes in circumstances indicate the asset may be impaired (See Note 4 for additional information on our goodwill). The annual goodwill impairment test was performed during the fourth quarter of 2017.

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

If a quantitative goodwill impairment test is determined to be necessary, we estimate reporting unit fair values using a combination of the discounted cash flow approach and a market approach. The discounted cash flows used to estimate fair value are based on assumptions regarding each reporting unit’s estimated projected future cash flows and the estimated weighted-average cost of capital that a market participant would use in evaluating the reporting unit in a purchase transaction. The estimated weighted-average cost of capital is based on the risk-free interest rate and other factors such as equity risk premiums and the ratio of total debt to equity capital. In performing these impairment tests, we take steps to ensure that appropriate and reasonable cash flow projections and assumptions are used. We reconcile our estimated enterprise value to our market capitalization and determine the reasonableness of the cost of capital used by comparing to market data. We also perform sensitivity analyses on the key assumptions used, such as the weighted-average cost of capital and terminal growth rates. The market approach is based on objective evidence of market values.

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

Self-Insurance

Self-insurance expense and liabilities were actuarially determined based primarily on our historical claims information and industry factors and trends. The self-insurance liabilities as of December 31, 2017 represent the best estimate of the future payments to be made on reported and unreported losses for 2017 and prior years. The amounts and timing of payments for claims reserved may vary depending on various factors, including the development and ultimate settlement of reported and unreported claims. To the extent actuarial assumptions change and claims experience rates differ from historical rates, our liabilities may change. See Note 10 for additional information on our self-insured risks and liabilities.

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

For our businesses that provide services, revenue is recognized at the time services are completed. Our Commercial Heating & Cooling segment also provides sales, installation, maintenance and repair services under fixed-price contracts. Revenue for equipment sales is recognized in line with shipping terms, revenue for installation services is recognized when completed, and revenue related to maintenance and repair services is recognized when such services are performed.

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

We have adopted ASU 2016-09 effective January 1, 2017 on a prospective basis where permitted by the new standard. As a result of this adoption:

•
We recognized discrete tax benefits of $23.6 million in the income taxes line item of our consolidated statements of operations for the twelve months ended December 31, 2017 related to excess tax benefits upon vesting or settlement in that period.

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

•	We excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of our diluted earnings per share for the year ended December 31, 2017.

Recent Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standard Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for us on January 1, 2018. Early application is not permitted. We have substantially completed our evaluation of the effect that ASU 2014-09 will have on our Consolidated Financial Statements and related disclosures. The ASU will not have a material impact on the amount and timing of revenue recognition, but it will require us to enhance our disclosures to provide additional information relating to disaggregated revenue, contract assets and liabilities, and remaining performance obligations. We are currently in the process of preparing these additional disclosures, including updating our internal controls related to the additional data and disclosures to be provided upon adoption of the new standard. We will adopt the new standard using the modified retrospective approach.
On February 25, 2016, the FASB issued ASU No. 2016-02, Leases (ASC 842). Lessees will need to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. It will be critical to identify leases embedded in a contract to avoid misstating the lessee’s balance sheet. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. ASU 2016-02 is effective for public companies for annual reporting periods beginning after December 15, 2018, and interim periods within those fiscal years. We will adopt the standard using the prospective approach and are still determining the effect of the standard on our ongoing financial reporting. As a result of the new standard, all of our leases greater than one year in duration will be recognized on our Consolidated Balance Sheets as both operating lease liabilities and right-of-use assets upon adoption of the standard.
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
On March 10, 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. ASU 2017-07 changes the income statement presentation of defined benefit plan expense by requiring separation between operating expense (service cost component) and non-operating expense (all other components, including interest cost, amortization of prior service cost, curtailments and settlements, etc.). The operating expense component is reported with similar compensation costs while the non-operating components are reported in Other Income, net. In addition, only the service cost component is eligible for capitalization as part of an asset such as inventory or property, plant and equipment. The ASU will not have a material impact on our financial results.
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities. ASU 2017-12 intends to better align an entity's risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The amendments expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The guidance in ASU 2017-12 is required for annual reporting periods beginning after December 15, 2018, with early adoption permitted. We intend to adopt this guidance in 2018 as it will allow us to designate certain aluminum commodity futures contracts as cash flow hedges.

3. Inventories:

The components of inventories are as follows (in millions):

	As of December 31,
	2017	2016
Finished goods	$331.9	$287.2
Work in process	5.5	5.1
Raw materials and parts	199.2	183.4
Total	536.6	475.7
Excess of current cost over last-in, first-out cost	(52.4)	(57.2)
Total inventories, net	$484.2	$418.5

The Company recorded no pre-tax loss in 2017, pre-tax loss of $0.2 million in 2016 and pre-tax loss of $0.2 million in 2015 from LIFO inventory liquidations. Reserve balances, primarily related to obsolete and slow-moving inventories, were $20.1 million and $19.7 million at December 31, 2017 and December 31, 2016, respectively.

4. Goodwill and Intangible Assets:
Goodwill
The changes in the carrying amount of goodwill in 2017 and 2016, in total and by segment, are summarized in the table below (in millions):

Segment:	Balance at December 31, 2015 (1)	Change in foreign currency translation rate	Balance at December 31, 2016	Change in foreign currency translation rate	Balance at December 31, 2017
Residential Heating & Cooling	$26.1	$—	$26.1	$—	$26.1
Commercial Heating & Cooling	60.6	(0.5)	60.1	2.1	62.2
Refrigeration	108.4	0.5	108.9	3.3	112.2
	$195.1	$—	$195.1	$5.4	$200.5

(1) The goodwill balances in the table above are presented net of accumulated impairment charges of $21.2 million, all of which relate to impairments in periods prior to 2016.

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

A qualitative review of impairment indicators was performed in 2017 for the Residential Heating & Cooling, the Commercial Heating & Cooling, and the Refrigeration segments and we determined that it was not more likely than not that the fair values of our reporting units, individually or collectively, were less than their carrying values. Accordingly, a quantitative impairment analysis was not performed for these segments. No indicators of goodwill impairment were identified during the current year. Also, we did not record any goodwill impairments related to continuing operations in 2016. During the fourth quarter of 2015 we performed a quantitative impairment analysis of our North American supermarket display cases and systems business. Based on the results of the quantitative impairment test, we recorded impairment of $5.5 million in "Goodwill impairment" in the Consolidated Statement of Operations.

Intangible Assets

As of December 31, 2017 and 2016, there were $4.3 million and $4.3 million, respectively, of indefinite-lived intangible assets recorded in Other assets, net in the accompanying Consolidated Balance Sheets. These intangible assets consisted primarily of trademarks and are not subject to amortization.

Identifiable intangible and other assets subject to amortization were recorded in Other assets, net in the accompanying Consolidated Balance Sheets and were comprised of the following (in millions):

	As of December 31,
	2017			2016
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer relationships	15.8	(15.1)	0.7	15.9	(14.9)	1.0
Patents and others	14.3	(6.4)	7.9	12.7	(6.4)	6.3
Total	$30.1	$(21.5)	$8.6	$28.6	$(21.3)	$7.3

Amortization expense related to these intangible and other assets was as follows (in millions):

	For the Years Ended December 31,
	2017	2016	2015
Amortization expense (1)	$0.5	$0.4	$2.7
(1) Included in the amortization expense in 2015 are amounts relating to customer relationships that were written off during the fourth quarter of 2015.

Estimated amortization expense for the next five years and thereafter is as follows (in millions):

Estimated Future Amortization Expense:
2018	$0.5
2019	0.5
2020	0.4
2021	0.2
2022	0.2
Thereafter	6.8

During the fourth quarter of 2015, we completed a strategic review of our North American supermarket display cases and systems business. As a result, we performed an impairment analysis using a market approach and determined that intangible assets relating to the North American supermarket display case business trade name and its customer relationships were impaired and we recorded a charge of $21.2 million in "Asset impairment" in the Consolidated Statement of Operations. We did not have any impairments of intangible assets related to continuing operations in 2017 or 2016.

5. Property, Plant and Equipment:

Components of Property, plant and equipment, net were as follows (in millions):

	As of December 31,
	2017	2016
Land	$35.7	$33.9
Buildings and improvements	234.4	218.2
Machinery and equipment	804.4	742.1
Capital leases	27.5	27.3
Construction in progress and equipment not yet in service	70.0	57.1
Total	1,172.0	1,078.6
Less accumulated depreciation	(774.2)	(717.2)
Property, plant and equipment, net	$397.8	$361.4

During the fourth quarter of 2015, we completed a strategic review of our North American supermarket display cases and systems business. As a result, we performed an impairment analysis using a market approach and determined that property, plant and equipment relating to the North American supermarket display case business unit were impaired and we recorded a charge of $23.3 million in "Asset impairment" in the Consolidated Statement of Operations. No impairment charges were recorded in 2017 or 2016.

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

The combined balance of equity method investments included in Other assets, net totaled (in millions):

	As of December 31,
	2017	2016
Equity method investments	$33.3	$30.7

We purchase compressors from our U.S. joint venture for use in certain of our products. The amounts of purchases included in Cost of goods sold in the Consolidated Statements of Operations were as follows (in millions):

	For the Years Ended December 31,
	2017	2016	2015
Purchases of compressors from joint venture	$106.4	$97.7	$103.5

7. Accrued Expenses:

The significant components of Accrued expenses are presented below (in millions):

	As of December 31,
	2017	2016
Accrued compensation and benefits	$80.7	$89.8
Accrued rebates and promotions	70.3	64.6
Accrued warranties	34.8	30.0
Accrued sales, use, property and VAT taxes	21.6	20.2
Accrued asbestos reserves	8.5	9.8
Self insurance reserves	7.3	8.2
Deferred income	7.3	6.4
Derivative contracts	1.4	4.0
Other	38.4	32.9
Total Accrued expenses	$270.3	$265.9

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

Cash Flow Hedges

We have commodity futures contracts and foreign exchange forward contracts designated as cash flows hedges that are scheduled to mature through May 2019 and December 2018, respectively. Unrealized gains or losses from our cash flow hedges are included in AOCI and are expected to be reclassified into earnings within the next 18 months based on the prices of the commodities at the settlement dates.

We recorded the following amounts related to our cash flow hedges in AOCI (in millions):

	As of December 31,
	2017	2016
Unrealized gains on unsettled contracts	$(11.3)	$(8.9)
Income tax expense	3.9	3.3
Gains included in AOCI, net of tax (1)	$(7.4)	$(5.6)

(1) Assuming commodity and foreign currency prices remain constant, we expect to reclassify $7.1 million of derivative gains into earnings within the next 12 months.

We had the following outstanding commodity futures contracts designated as cash flow hedges (in millions of pounds):

	As of December 31,
Notional Amounts	2017	2016
Copper	20.6	30.4

We had the following outstanding foreign exchange forward contracts designated as cash flow hedges (in millions):

	As of December 31,
Notional Amounts (in local currency):	2017	2016
Mexican Peso	207.3	310.1
Canadian Dollar	68.6	24.9

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

	As of December 31,
	2017	2016
Copper	1.8	2.4
Aluminum	1.8	2.6
We had the following outstanding foreign currency forward contracts not designated as cash flow hedges (in millions):

	As of December 31,
Notional amounts (in local currency):	2017	2016
Chinese Yuan	73.8	10.5
Mexican Peso	136.6	64.5
Euro	64.4	46.9
British Pound	4.5	1.3
Indian Rupee	39.8	584.6
Singapore Dollar	7.0	—
Australian Dollar	107.0	—
New Zealand Dollar	5.0	—
Canadian Dollar	27.3	—

Information About the Locations and Amounts of Derivative Instruments

The following tables provide the locations and amounts of derivative fair values in the Consolidated Balance Sheets and derivative gains and losses in the Consolidated Statements of Operations (in millions):

	Fair Values of Derivative Instruments as of December 31 (1)
	Derivatives Designated as Hedging Instruments		Derivatives Not Designated as Hedging Instruments
	2017	2016	2017	2016
Current Assets:
Other assets
Commodity futures contracts	$11.0	$8.7	$1.2	$0.7
Foreign currency forward contracts	0.1	0.5	0.9	0.2
Non-Current Assets:
Other assets, net
Commodity futures contracts	0.6	1.9	0.1	0.2
Foreign currency forward contracts	$—	$—	$—	$—
Total Assets	$11.7	$11.1	$2.2	$1.1
Current Liabilities:
Accrued expenses
Commodity futures contracts	$—	$—	$—	$—
Foreign currency forward contracts	0.3	0.8	1.1	3.2
Total Liabilities	$0.3	$0.8	$1.1	$3.2

(1) All derivative instruments are classified as Level 2 within the fair value hierarchy. See Note 19 for more information on fair value measurements.

Derivatives in Cash Flow Hedging Relationships
	For the Years Ended December 31,
	2017	2016	2015
Amount of (Gain) Loss Reclassified from AOCI into Income (Effective Portion):
Commodity futures contracts (1)	$(13.7)	$12.3	$12.5
Amount of Loss (Gain) Recognized in Income on Derivatives (Ineffective Portion):
Commodity futures contracts (2)	$1.0	$(1.6)	$0.1

Derivatives Not Designated as Hedging Instruments
	For the Years Ended December 31,
	2017	2016	2015
Amount of (Gain) Loss Recognized in Income on Derivatives:
Commodity futures contracts (2)	$(1.9)	$(0.9)	$2.5
Foreign currency forward contracts (2)	(5.7)	4.3	0.3
	$(7.6)	$3.4	$2.8

(1) The (gain) loss was recorded in Cost of goods sold in the accompanying Consolidated Statements of Operations.
(2) The (gain) loss was recorded in Losses and other expenses, net in the accompanying Consolidated Statements of Operations.

9. Income Taxes:

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; (2) requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; (3) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (4) requiring a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations; (5) repeal of the domestic production activity deduction; and (6) limitations on the deductibility of certain executive compensation.

Our Provision for income taxes from continuing operations consisted of the following (in millions):

	For the Years Ended December 31,
	2017	2016	2015
Current:
Federal	$86.1	$106.0	$101.0
State	12.5	14.5	13.1
Foreign	15.0	9.7	3.6
Total current	113.6	130.2	117.7
Deferred:
Federal	43.8	(4.5)	(21.4)
State	0.9	(1.2)	(0.6)
Foreign	(1.4)	(0.4)	(0.3)
Total deferred	43.3	(6.1)	(22.3)
Total provision for income taxes	$156.9	$124.1	$95.4

Income from continuing operations before income taxes was comprised of the following (in millions):

	For the Years Ended December 31,
	2017	2016	2015
Domestic	$402.5	$374.8	$276.7
Foreign	61.5	27.9	5.9
Total	$464.0	$402.7	$282.6

The difference between the income tax provision from continuing operations computed at the statutory federal income tax rate and the financial statement Provision for income taxes is summarized as follows (in millions):

	For the Years Ended December 31,
	2017	2016	2015
Provision at the U.S. statutory rate of 35%	$162.4	$141.0	$98.9
Increase (reduction) in tax expense resulting from:
State income tax, net of federal income tax benefit	9.2	12.8	8.0
Domestic manufacturing deduction	(9.6)	(9.2)	(9.9)
Tax credits, net of unrecognized tax benefits	(8.6)	(27.9)	(0.7)
Change in unrecognized tax benefits	(0.1)	(0.3)	(0.9)
Change in valuation allowance	6.4	(4.3)	(0.6)
Foreign taxes at rates other than 35%	(9.0)	(1.3)	0.3
Deemed inclusions	0.3	16.9	0.6
Change in rates from the Tax Act & other law changes	31.8	(0.6)	0.8
Excess tax benefits from stock-based compensation	(23.6)	—	—
Miscellaneous other	(2.3)	(3.0)	(1.1)
Total provision for income taxes	$156.9	$124.1	$95.4

The SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118"), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.

Our accounting for the following elements of the Tax Act is incomplete. However, we were able to make reasonable estimates of certain effects and, therefore, recorded provisional adjustments as follows:

•
The Tax Act reduced the corporate tax rate to 21 percent, effective January 1, 2018. For our net federal deferred tax assets ("DTA"), we have recorded a provisional decrease of $32.1 million, with a corresponding net adjustment to deferred income tax expense of $32.1 million for the year ended December 31, 2017. This adjustment is based on a reasonable estimate of the impact of the reduction in the corporate tax rate on our DTA's as of December 22, 2017. While we are able to make a reasonable estimate of the impact of the reduction in the corporate tax rate, our DTA's may be affected by other analyses related to the Tax Act, including our calculation of deemed repatriation of deferred foreign income and the state tax effect of adjustments made to federal temporary differences.

•
The Deemed Repatriation Transition Tax (Transition Tax) is a tax on previously untaxed accumulated and current earnings and profits (E&P) of certain of our foreign subsidiaries. To assess the amount of the Transition Tax, we must determine, in addition to other factors, the amount of post-1986 E&P of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. We are able to make a reasonable estimate of the Transition Tax and currently estimate that we will not have a Transition Tax obligation. However, we are continuing to review additional information regarding our accumulated E&P and non-U.S. income taxes paid to more precisely compute the amount of the Transition Tax, if any. In addition, based on current state tax law, we estimate the state impact of the Transition Tax to be insignificant. This estimate will be revised based on a calculation of our final Transition Tax as well as any updated guidance on state treatment of the deemed repatriation.

•
We must assess whether our valuation allowance analyses are affected by various aspects of the Tax Act (e.g., deemed repatriation of deferred foreign income, global intangible low-taxed income ("GILTI") inclusions, new categories of foreign tax credits ("FTCs"), and share-based compensation). Since, as discussed herein, we have recorded provisional amounts related to certain portions of the Tax Act, any corresponding determination of the need for or change in a valuation allowance is also provisional. Due to the limitation on the utilization of future foreign tax credits, we recorded a provisional valuation allowance against our FTC carryforwards of $4.3 million. While we believe this is a reasonable estimate, the realizability of deferred tax assets related to share-based compensation may also be impacted by the Tax Act.

•
While we have not yet completed all of the computations necessary or completed a detailed inventory of our 2017 expenditures that qualify for immediate expensing, we have recorded a provisional benefit of $4.1 million based on our current intent to fully expense all qualifying expenditures. This resulted in a decrease of approximately $1.4 million to our current income tax payable and a corresponding increase in our deferred tax liabilities ("DTLs") of approximately $0.9 million (after considering the effects of the reduction in income tax rates). This provisional benefit will be refined as we complete the detailed analysis of qualifying expenditures.

Because of the complexity of the new GILTI tax rules, we are continuing to evaluate this provision of the Tax Act and the application of ASC 740. Under U.S. GAAP, we are allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into a company’s measurement of its deferred taxes (the “deferred method”). Our selection of an accounting policy with respect to the new GILTI tax rules will depend, in part, on analyzing our global income to determine whether we expect to have future U.S. inclusions in taxable income related to GILTI and, if so, what the impact is expected to be. We are not currently able to reasonably estimate the effect of the new GILTI tax rules on future U.S. inclusions in taxable income as the expected future impact of this provision of the Tax Act depends on our current structure and business. Therefore, we have not made any adjustments related to potential GILTI tax in our financial statements and have not made a policy decision regarding whether to record deferred taxes on GILTI.

The effect of the tax rate change for items originally recognized in other comprehensive income was properly recorded in tax expense from continuing operations.  This results in stranded tax effects in accumulated other comprehensive income at December

31, 2017.  Companies can make a policy election to reclassify from accumulated other comprehensive income to retained earnings the stranded tax effects directly arising from the change in the federal corporate tax rate.  We will determine whether or not to make such a policy election in fiscal 2018.

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

Deferred tax assets (liabilities) were comprised of the following (in millions):

	As of December 31,
	2017	2016
Gross deferred tax assets:
Warranties	$27.3	$36.3
Loss carryforwards (foreign, U.S. and state)	21.0	19.8
Post-retirement and pension benefits	23.3	33.9
Inventory reserves	7.5	9.6
Receivables allowance	3.5	4.5
Compensation liabilities	11.1	20.6
Deferred income	0.7	1.5
Insurance liabilities	5.1	6.5
Legal reserves	7.6	12.0
Tax credits, net of federal effect	21.3	18.4
Other	7.5	5.4
Total deferred tax assets	135.9	168.5
Valuation allowance	(24.9)	(17.1)
Total deferred tax assets, net of valuation allowance	111.0	151.4
Gross deferred tax liabilities:
Depreciation	(5.9)	(3.3)
Hedges	(3.6)	(3.2)
Intangibles	(4.9)	(4.9)
Other	(2.2)	(3.3)
Total deferred tax liabilities	(16.6)	(14.7)
Net deferred tax assets	$94.4	$136.7

As of December 31, 2017 and 2016, we had $0.8 million and $ 1.6 million in tax-effected state net operating loss carryforwards, respectively, and $19.8 million and $16.8 million in tax-effected foreign net operating loss carryforwards, respectively. The state and foreign net operating loss carryforwards began expiring in 2014. The deferred tax asset valuation allowance relates primarily to the operating loss carryforwards European and Asian tax jurisdictions. The remainder of the valuation allowance relates to state tax credits.

In assessing whether a deferred tax asset will be realized, we consider whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. We consider the reversal of existing taxable temporary differences, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, we believe it is more likely than not we will realize the benefits of these deductible differences, net of the existing valuation allowances, as of December 31, 2017. To realize the net foreign deferred tax asset, we will need to generate future foreign taxable income of approximately $71.3 million during the periods in which those temporary differences become deductible.

As of December 31, 2017, we had foreign tax credit carryforwards in U.S. of $10.6 million. Due to the Tax Act, we no longer believe we will realize the full benefit of these credits due to the new limitation of utilizing foreign tax credits to reduce U.S. income tax. Therefore, we recorded a valuation allowance of $4.3 million.

No provision was made for income taxes which may become payable upon distribution of our foreign subsidiaries' earnings. These earnings were approximately $87.0 million as of December 31, 2017. An actual repatriation in the future from our non-U.S. subsidiaries could still be subject to foreign withholding taxes and U.S. state taxes.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

Balance as of December 31, 2015	$0.5
Increases related to prior year tax positions	1.0
Increases related to current year tax positions	1.4
Settlement	(0.5)
Balance as of December 31, 2016	2.4
Increases related to prior year tax positions	0.1
Decreases related to prior year tax positions	(2.5)
Balance as of December 31, 2017	$—

As of December 31, 2017, we no longer had any unrecognized tax benefits.

We are currently under examination for our U.S. federal income taxes for 2017 and 2016 and are subject to examination by numerous other taxing authorities in the U.S. and in jurisdictions such as France, Canada, India and Germany. We are generally no longer subject to U.S., state and local or non-U.S. income tax examinations by taxing authorities for years before 2011.

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

Future annual minimum lease payments and capital lease commitments as of December 31, 2017 were as follows (in millions):

	Operating Leases	Capital Leases
2018	$55.3	$3.5
2019	42.4	0.6
2020	28.4	0.4
2021	18.3	0.1
2022	17.7	—
Thereafter	13.8	12.0
Total minimum lease payments	$175.9	$16.6
Less amount representing interest		0.2
Present value of minimum payments		$16.4

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

Our obligations under the Lake Park Renewal are secured by a pledge of our interest in the leased property. The Lake Park Renewal contains customary lease covenants and events of default as well as events of default if (i) indebtedness of $75 million or more is not paid when due, (ii) there is a change of control or (iii) we fail to comply with certain covenants incorporated from our Sixth Amended and Restated Credit Facility Agreement. We believe we were in compliance with these financial covenants as of December 31, 2017.

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

	As of December 31,
	2017	2016
Accrued expenses	$3.5	$1.2
Other liabilities	3.1	4.4
Total environmental accruals	$6.6	$5.6

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

Total product warranty liabilities related to continuing operations are included in the following captions on the accompanying Consolidated Balance Sheets (in millions):

	As of December 31,
	2017	2016
Accrued expenses	$34.8	$30.0
Other liabilities	75.1	71.1
Total product warranty liabilities	$109.9	$101.1

The changes in product warranty liabilities related to continuing operations for the years ended December 31, 2017 and 2016 were as follows (in millions):

Total warranty liability as of December 31, 2015	$92.3
Payments made in 2016	(24.7)
Changes resulting from issuance of new warranties	36.2
Changes in estimates associated with pre-existing liabilities	(2.6)
Changes in foreign currency translation rates and other	(0.1)
Total warranty liability as of December 31, 2016	$101.1
Payments made in 2017	(28.8)
Changes resulting from issuance of new warranties	41.1
Changes in estimates associated with pre-existing liabilities	(4.8)
Changes in foreign currency translation rates and other	1.3
Total warranty liability as of December 31, 2017	$109.9

We have incurred, and will likely continue to incur, product costs not covered by insurance or our suppliers’ warranties, which are not included in the tables immediately above. Also, to satisfy our customers and protect our brands, we have repaired or replaced installed products experiencing quality-related issues, and will likely continue such repairs and replacements.

During the second quarter of 2017, we identified a product quality issue in a defective vendor-supplied component affecting a product line in the Residential Heating & Cooling segment. This defect has been isolated, the vendor is supplying corrected components, and we are manufacturing product with the corrected components. We have also implemented a program for our dealers to install corrected components in the field. We recorded an expense of $5.7 million for the twelve months ended December 31, 2017, relating to estimated repair costs. The expense related to this product quality issue has been classified in Cost of goods sold in the Consolidated Statements of Operations and the related liability is included in Accrued expenses on the Consolidated Balance Sheet.

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

Total self-insurance liabilities were included in the following captions on the accompanying Consolidated Balance Sheets (in millions):

	As of December 31,
	2017	2016
Accrued expenses	$7.3	$8.2
Other liabilities	21.6	22.7
Total self-insurance liabilities	$28.9	$30.9

Litigation

We are involved in a number of claims and lawsuits incident to the operation of our businesses. Insurance coverages are maintained and estimated costs are recorded for such claims and lawsuits, including costs to settle claims and lawsuits, based on experience involving similar matters and specific facts known.

Some of these claims and lawsuits allege personal injury or health problems resulting from exposure to asbestos that was integrated into certain of our products. We have never manufactured asbestos and have not incorporated asbestos-containing components into our products for several decades. A substantial majority of asbestos-related claims have been covered by insurance or other forms of indemnity or have been dismissed without payment. The remainder of our closed cases have been resolved for amounts that are not material, individually or in the aggregate. Our defense costs for asbestos-related claims are generally covered by insurance; however, our insurance coverage for settlements and judgments for asbestos-related claims vary depending on several factors, and are subject to policy limits, so we may have greater financial exposure for future settlements and judgments. We currently estimate our probable liability for known and future asbestos-related litigation cases to be between $28.5 million and $46.5 million before consideration of probable insurance recoveries with all amounts in that range equally likely. We have accrued $8.5 million in Accrued expenses and $20.0 million in Other liabilities in the Consolidated Balance at December 31, 2017. For the years ended December 31, 2017, 2016 and 2015, we recorded expense of $3.5 million, $6.3 million and $0.9 million, respectively, net of probable insurance recoveries, for known and future asbestos-related litigation and is recorded in Losses and other expenses, net in the Consolidated Statements of Operations.

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

11. Lines of Credit and Financing Arrangements:

The following tables summarize our outstanding debt obligations and the classification in the accompanying Consolidated Balance Sheets (in millions):

	As of December 31,
	2017	2016
Short-Term Debt:
Asset Securitization Program	$—	$50.0
Foreign obligations	0.9	2.4
Total short-term debt	$0.9	$52.4
Current maturities of long-term debt:
Capital lease obligations	$3.2	$0.8
Domestic credit facility	30.0	—
Senior unsecured notes	—	200.0
Debt issuance costs	(0.6)	(0.7)
Total current maturities of long-term debt	$32.6	$200.1
Long-Term Debt:
Asset Securitization Program	$276.0	$—
Capital lease obligations	11.9	15.0
Domestic credit facility	337.0	256.0
Senior unsecured notes	350.0	350.0
Debt issuance costs	(4.4)	(5.3)
Total long-term debt	$970.5	$615.7
Total debt	$1,004.0	$868.2

As of December 31, 2017, the aggregate amounts of required principal payments on total debt were as follows (in millions):

2018	$34.1
2019	306.3
2020	30.0
2021	277.0
2022	—
Thereafter	361.6

Short-Term Debt

Foreign Obligations

Through several of our foreign subsidiaries, we have available to us facilities to assist in financing seasonal borrowing needs for our foreign locations. We had $0.9 million and $2.4 million of foreign obligations as of December 31, 2017 and 2016, respectively, that were primarily borrowings under non-committed facilities. Proceeds on these facilities were $30.4 million, $28.4 million and $79.0 million during the years ended December 31, 2017, 2016 and 2015, respectively. Repayments on the facilities were $31.9 million, $30.8 million and $85.4 million during the years ended December 31, 2017, 2016 and 2015, respectively.

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

Prior to the amendment on November 13, 2017, the ASP provided for a maximum securitization amount ranging from $200.0 million to $325.0 million, depending on the period. The ASP was amended effective as of November 13, 2017 to increase the maximum securitization range from $225.0 million to $380.0 million, depending on the period. The maximum capacity under the ASP is the lesser of the maximum securitization amount or 100% of the net pool balance less allowances, as defined by the ASP. Eligibility for securitization is limited based on the amount and quality of the qualifying accounts receivable and is calculated monthly. The eligible amounts available and beneficial interests sold were as follows (in millions):

	As of December 31,
	2017	2016
Eligible amount available under the ASP on qualified accounts receivable	$290.0	$250.0
Beneficial interest sold	(276.0)	(50.0)
Remaining amount available	$14.0	$200.0
We pay certain discount fees to use the ASP and to have the facility available to us. These fees relate to both the used and unused portions of the securitization. The used fee is based on the beneficial interest sold and calculated on either the average LIBOR rate or floating commercial paper rate determined by the purchaser of the beneficial interest, plus a program fee of 0.70%. The average rates as of December 31, 2017 and 2016 were 2.60% and 1.66%, respectively. The unused fee is based on 101% of the maximum available amount less the beneficial interest sold and calculated at a 0.35% fixed rate throughout the term of the agreement. We recorded these fees in Interest expense, net in the accompanying Consolidated Statements of Operations.

The ASP contains certain restrictive covenants relating to the quality of our accounts receivable and cross-default provisions with our Sixth Amended and Restated Credit Facility Agreement ("Domestic Credit Facility"), senior unsecured notes and any other indebtedness we may have over $75.0 million. The administrative agent under the ASP is also a participant in our Domestic Credit Facility. The participating financial institutions have investment grade credit ratings. We continue to evaluate their credit ratings and have no reason to believe they will not perform under the ASP. As of December 31, 2017, we believe we were in compliance with all covenant requirements.

Long-Term Debt

Domestic Credit Facility

On August 30, 2016, we replaced an earlier credit facility with the Domestic Credit Facility, which consists of a $650.0 million unsecured revolving credit facility and a $250.0 million unsecured term loan and matures in August 2021 (the "Maturity Date"). Under our Domestic Credit Facility, we had outstanding borrowings of $367.0 million, of which $220.0 million was the term loan balance, as well as $2.9 million committed to standby letters of credit as of December 31, 2017. Subject to covenant limitations, $500.1 million was available for future borrowings. The unsecured term loan also matures on the Maturity Date and requires quarterly principal repayments of $7.5 million beginning in March 2017; however, we made $30.0 million of required principal repayments for 2017 in November 2016. The revolving credit facility allows up to $100.0 million of letters of credit to be issued and also includes a subfacility for swingline loans of up to $65.0 million. Additionally, at our request and subject to certain conditions, the commitments under the Domestic Credit Facility may be increased by a maximum of $350.0 million as long as existing or new lenders agree to provide such additional commitments.

Our weighted average borrowing rate on the facility was as follows:

	As of December 31,
	2017	2016
Weighted average borrowing rate	2.76%	2.00%
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

If any event of default occurs and is continuing, lenders with a majority of the aggregate commitments may require the administrative agent to terminate our right to borrow under our Domestic Credit Facility and accelerate amounts due under our Domestic Credit Facility (except for a bankruptcy event of default, in which case such amounts will automatically become due and payable and the lenders’ commitments will automatically terminate). As of December 31, 2017, we believe we were in compliance with all covenant requirements.

Senior Unsecured Notes

We issued $350.0 million of senior unsecured notes in November 2016 (the "Notes") which will mature on November 15, 2023 with interest being paid on May 15 and November 15 at 3.00% per annum semiannually. We also repaid $200.0 million of senior unsecured notes issued in 2010 which matured on May 15, 2017. The Notes are guaranteed, on a senior unsecured basis, by each of our domestic subsidiaries that guarantee indebtedness under our Domestic Credit Facility. The indenture governing the Notes contains covenants that, among other things, limit our ability and the ability of the subsidiary guarantors to: create or incur certain liens; enter into certain sale and leaseback transactions; and enter into certain mergers, consolidations and transfers of substantially all of our assets. The indenture also contains a cross default provision which is triggered if we default on other debt of at least $75 million in principal which is then accelerated, and such acceleration is not rescinded within 30 days of the notice date. As of December 31, 2017, we believe we were in compliance with all covenant requirements.

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

In 2016, we offered certain former employees with vested pension benefits a lump sum payout in an effort to reduce our long-term pension obligations. As a result, for 2016, the net periodic benefit cost for our pension plans included a non-cash settlement charge of $31.4 million and the projected benefit obligation decreased by $50.6 million. We did not have similar funding of pension buyout activity in 2017.

Defined Contribution Plans

We recorded the following expenses related to our contributions to the defined contribution plans (in millions):

	For the Years Ended December 31,
	2017	2016	2015
Contributions to defined contribution plans	$18.1	$16.3	$16.1

Pension and Post-retirement Benefit Plans

The following tables set forth amounts recognized in our financial statements and the plans' funded status for our pension and post-retirement benefit plans (dollars in millions):

	Pension Benefits		Other Benefits
	2017	2016	2017	2016
Accumulated benefit obligation	$401.5	$374.1	N/A	N/A

Changes in projected benefit obligation:
Benefit obligation at beginning of year	$381.6	$415.4	$3.3	$4.9
Service cost	5.0	4.4	—	—
Interest cost	12.6	15.3	0.1	0.1
Plan participants' contributions	—	—	0.3	0.3
Amendments	—	0.1	—	—
Actuarial (gain) loss	22.1	22.8	(0.1)	(0.7)
Effect of exchange rates	4.3	(3.8)	—	—
Settlements and curtailments	(1.3)	(50.6)	—	—
Benefits paid	(18.8)	(22.0)	(0.5)	(1.3)
Benefit obligation at end of year	$405.5	$381.6	$3.1	$3.3

Changes in plan assets:
Fair value of plan assets at beginning of year	$292.5	$293.0	$—	$—
Actual gain (loss) return on plan assets	39.8	21.0	—	—
Employer contribution	3.5	53.9	0.3	1.0
Plan participants' contributions	—	—	0.2	0.3
Effect of exchange rates	2.9	(2.8)	—	—
Plan settlements	(1.3)	(50.6)	—	—
Benefits paid	(18.8)	(22.0)	(0.5)	(1.3)
Fair value of plan assets at end of year	318.6	292.5	—	—
Funded status / net amount recognized	$(86.9)	$(89.1)	$(3.1)	$(3.3)

Net amount recognized consists of:
Noncurrent assets	$1.6	$—	$—	$—
Current liability	(4.0)	(1.6)	(0.5)	(0.5)
Non-current liability	(84.5)	(87.5)	(2.6)	(2.8)
Net amount recognized	$(86.9)	$(89.1)	$(3.1)	$(3.3)

	For the Years Ended December 31,
	2017	2016
Pension plans with a benefit obligation in excess of plan assets:
Projected benefit obligation	$394.4	$370.2
Accumulated benefit obligation	390.4	362.9
Fair value of plan assets	305.9	280.8

Our U.S.-based pension plans comprised approximately 88% of the projected benefit obligation and 87% of plan assets as of December 31, 2017.

	Pension Benefits			Other Benefits
	2017	2016	2015	2017	2016	2015
Components of net periodic benefit cost as of December 31:
Service cost	$5.0	$4.4	$4.8	$—	$—	$—
Interest cost	12.6	15.3	17.2	0.1	0.1	0.2
Expected return on plan assets	(21.3)	(21.5)	(21.4)	—	—	—
Amortization of prior service cost	0.2	0.3	0.2	(2.4)	(3.0)	(3.1)
Recognized actuarial loss	8.1	7.6	9.5	1.4	1.4	1.5
Settlements and curtailments(1)	0.7	31.6	0.4	—	—	—
Net periodic benefit cost	$5.3	$37.7	$10.7	$(0.9)	$(1.5)	$(1.4)

(1) The Consolidated Statements of Operations discloses $31.4 million related to pension settlement charges that represent the lump-sum payments made in the fourth quarter of 2016.

The following table sets forth amounts recognized in AOCI and Other comprehensive income (loss) in our financial statements for 2017 and 2016 (in millions):

	Pension Benefits		Other Benefits
	2017	2016	2017	2016
Amounts recognized in AOCI:
Prior service costs	$(0.8)	$(0.9)	$9.5	$12.0
Actuarial loss	(194.6)	(197.3)	(14.7)	(16.3)
Subtotal	(195.4)	(198.2)	(5.2)	(4.3)
Deferred taxes	71.2	71.0	1.9	1.6
Net amount recognized	$(124.2)	$(127.2)	$(3.3)	$(2.7)
Changes recognized in other comprehensive income (loss):
Current year prior service costs	0.1	0.1	—	—
Current year actuarial (gain) loss	3.7	23.3	(0.1)	(0.7)
Effect of exchange rates	1.7	(1.5)	—	—
Amortization of prior service (costs) credits	(0.2)	(0.3)	2.4	3.1
Amortization of actuarial loss	(8.8)	(39.2)	(1.4)	(1.4)
Total recognized in other comprehensive income (loss)	$(3.5)	$(17.6)	$0.9	$1.0
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$1.8	$20.1	$—	$(0.5)

The estimated prior service (costs) credits and actuarial losses that will be amortized from AOCI in 2018 are $(0.1) million and (9.3) million, respectively, for pension benefits and $1.4 million and $(1.3) million, respectively, for other benefits.

The following tables set forth the weighted-average assumptions used to determine Benefit obligations and Net periodic benefit cost for the U.S.-based plans in 2017 and 2016:

	Pension Benefits		Other Benefits
	2017	2016	2017	2016
Weighted-average assumptions used to determine benefit obligations as of December 31:
Discount rate	3.66%	4.17%	3.25%	3.50%
Rate of compensation increase	4.23%	4.23%	—	—

	Pension Benefits			Other Benefits
	2017	2016	2015	2017	2016	2015
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate - service cost	3.96%	4.30%	3.97%	4.61%	4.95%	3.23%
Discount rate - interest cost	3.51%	3.76%	3.97%	2.56%	2.49%	3.23%
Expected long-term return on plan assets	7.50%	7.50%	7.50%	—	—	—
Rate of compensation increase	4.23%	4.23%	4.23%	—	—	—

The following tables set forth the weighted-average assumptions used to determine Benefit obligations and Net periodic benefit cost for the non-U.S.-based plans in 2017 and 2016:

	Pension Benefits
	2017	2016
Weighted-average assumptions used to determine benefit obligations as of December 31:
Discount rate	2.58%	2.83%
Rate of compensation increase	3.63%	3.78%

	Pension Benefits
	2017	2016	2015
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate - service cost	1.34%	2.04%	4.12%
Discount rate - interest cost	2.75%	3.45%	4.12%
Expected long-term return on plan assets	4.40%	4.87%	5.22%
Rate of compensation increase	3.78%	3.70%	3.48%

To develop the expected long-term rate of return on assets assumption for the U.S. plans, we considered the historical returns for each asset category, as well as the target asset allocation of the pension portfolio and the effect of periodic balancing. These results were adjusted for the payment of reasonable expenses of the plan from plan assets. This resulted in the selection of the 7.5% long-term rate of return on assets assumption. A similar process was followed for the non-U.S.-based plans.

To select a discount rate for the purpose of valuing the plan obligations for the U.S. plans, we performed an analysis in which the projected cash flows from defined benefit and retiree healthcare plans was matched with a yield curve based on the appropriate universe of high-quality corporate bonds that were available. We used the results of the yield curve analysis to select the discount rate for each plan. The analysis was completed separately for each U.S. pension and OPEB plan. A similar process was followed for the non-U.S.-based plans with sufficient corporate bond information. In other countries, the discount rate was selected based on the approximate duration of plan obligations.

Assumed health care cost trend rates have an effect on the amounts reported for our healthcare plan. The following table sets forth the healthcare trend rate assumptions used:

	2017	2016
Assumed health care cost trend rates as of December 31:
Health care cost trend rate assumed for next year	6.50%	6.50%
Rate to which the cost rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2021	2020

A one percentage-point change in assumed healthcare cost trend rates would have the following effects (in millions):

	1-Percentage-Point Increase	1-Percentage-Point Decrease
Effect on total of service and interest cost	$—	$—
Effect on the post-retirement benefit obligation	0.1	(0.1)

Expected future benefit payments are shown in the table below (in millions):

	For the Years Ended December 31,
	2018	2019	2020	2021	2022	2023-2027
Pension benefits	$21.8	$19.3	$19.9	$26.0	$20.4	$146.4
Other benefits	0.5	0.5	0.4	0.3	0.3	0.9

Pension Plan Assets

We believe asset returns can be optimized at an acceptable level of risk by adequately diversifying the plan assets between equity and fixed income. In the second quarter of 2017, in order to decrease volatility, we changed the targeted allocations for our plan assets. The targeted allocation for fixed income, money market and cash investments was changed to 75%, and the targeted allocation for equity investments was changed to 25%. Our targeted exposure to International equity including emerging markets was changed to 12.5% of total assets and our exposure to domestic equity was changed to 12.5%. Our U.S. pension plan represents 87%, our Canadian pension plan 6%, and our United Kingdom (“U.K.”) pension plan 7% of the total fair value of our plan assets as of December 31, 2017.

Our U.S. pension plans' weighted-average asset allocations as of December 31, 2017 and 2016, by asset category, are as follows:

	Plan Assets as of December 31,
Asset Category:	2017	2016
U.S. equity	12.5%	27.0%
International equity	15.1%	18.5%
Fixed income	71.1%	52.5%
Money market/cash	1.3%	2.0%
Total	100.0%	100.0%

U.S. pension plan assets are invested according to the following targets:

Asset Category:	Target
U.S. equity	12.5%
International equity	12.5%
Fixed income	73.0%
Money market/cash	2.0%

Our Canadian pension plans were invested approximately 75% in Canadian bonds and 25% in international equities. Our U.K. pension plan was invested in a broad mix of assets consisting of U.K. and international equities, and U.K. fixed income securities, including corporate and government bonds.

The fair values of our pension plan assets, by asset category, are as follows (in millions):

	Fair Value Measurements as of December 31, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Asset Category:
Cash and cash equivalents	3.9	—	—	3.9
Commingled pools / Collective Trusts:
U.S. equity (1)	—	34.7	—	34.7
International equity (2)	—	42.2	—	42.2
Fixed income (3)	—	197.9	—	197.9
Balanced pension trust: (4)
International equity	—	4.6	—	4.6
Fixed income	—	13.6	—	13.6
Pension fund:
International equity (5)	—	3.3	—	3.3
Fixed income (6)	—	5.9	—	5.9
Blend (7)	—	12.5	—	12.5
Total	3.9	314.7	—	318.6

	Fair Value Measurements as of December 31, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Asset Category:
Cash and cash equivalents	5.3	—	—	5.3
Commingled pools / Collective Trusts:
U.S. equity (1)	—	69.5	—	69.5
International equity (2)	—	47.6	—	47.6
Fixed income (3)	—	134.9	—	134.9
Balanced pension trust: (4)
International equity	—	4.7	—	4.7
Fixed income	—	11.9	—	11.9
Pension fund:
International equity (5)	—	13.5	—	13.5
Fixed income (6)	—	5.1	—	5.1
Total	5.3	287.2	—	292.5

Additional information about assets measured at Net Asset Value (“NAV”) per share (in millions):

	As of December 31, 2017
	Fair Value	Redemption Frequency (if currently eligible)	Redemption Notice Period
Asset Category:
Commingled pools / Collective Trusts:
U.S. equity (1)	$34.7	Daily	5 days
International equity (2)	42.2	Daily	5 days
Fixed income (3)	197.9	Daily	5-15 days
Balanced pension trust: (4)
International equity	4.6	Daily	3-5 days
Fixed income	13.6	Daily	3-5 days
Pension fund:
International equity (5)	3.3	Daily	1-3 days
Fixed income (6)	5.9	Daily	1-7 days
Blend (7)	12.5	Daily	1-3 days
Total	$314.7

	As of December 31, 2016
	Fair Value	Redemption Frequency (if currently eligible)	Redemption Notice Period
Asset Category:
Commingled pools / Collective Trusts:
U.S. equity (1)	$69.5	Daily	5 days
International equity (2)	47.6	Daily	5 days
Fixed income (3)	134.9	Daily	5-15 days
Balanced pension trust: (4)
International equity	4.7	Daily	3-5 days
Fixed income	11.9	Daily	3-5 days
Pension fund:
International equity (5)	13.5	Daily	1-7 days
Fixed income (6)	5.1	Daily	1-7 days
Total	$287.2

(1)	This category includes investments primarily in U.S. equity securities that include large, mid and small capitalization companies.
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

(6)
This category includes investments in U.K. government index-linked securities (index-linked gilts) that have maturity periods of 5 years or longer with a derivatives overlay and investment grade corporate bonds denominated in sterling.

(7)
This category includes investments in pooled funds where the fund manager has discretion for the asset allocation and can invest in a wide range of international and US asset classes including equity, credit markets, sovereign debt and alternative assets (including derivative-based strategies).

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

13. Comprehensive Income:

The following table provides information on items not reclassified in their entirety from AOCI to Net Income in the accompanying Consolidated Statements of Operations (in millions):

	For the Years Ended December 31,
AOCI Component	2017	2016	Affected Line Item(s) in the Consolidated Statements of Operations
Gains/(Losses) on cash flow hedges:
Commodity derivative contracts	$13.7	$(12.3)	Cost of goods sold
Income tax benefit	(5.0)	4.3	Provision for income taxes
Net of tax	$8.7	$(8.0)

Defined Benefit Plan Items:
Pension and Post-Retirement Benefits costs	$(7.3)	$(6.3)	Cost of goods sold; Selling, general and administrative expenses
Income tax benefit	2.8	2.2	Provision for income taxes
Net of tax	$(4.5)	$(4.1)

Total reclassifications from AOCI	$4.2	$(12.1)

The following tables provide information on changes in AOCI, by component (net of tax), for the years ended December 31, 2017 and 2016 (in millions):

	Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Securities	Defined Benefit Plan Items	Foreign Currency Translation Adjustments	Total AOCI
Balance as of December 31, 2016	$5.6	$2.3	$(130.0)	$(73.0)	$(195.1)
Other comprehensive income (loss) before reclassifications	10.5	(0.5)	(2.0)	33.9	41.9
Amounts reclassified from AOCI	(8.7)	—	4.5	—	(4.2)
Net other comprehensive income (loss)	1.8	(0.5)	2.5	33.9	37.7
Balance as of December 31, 2017	$7.4	$1.8	$(127.5)	$(39.1)	$(157.4)

	Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Securities	Defined Benefit Plan Items	Foreign Currency Translation Adjustments	Total AOCI
Balance as of December 31, 2015	$(8.4)	$4.4	$(139.3)	$(61.4)	$(204.7)
Other comprehensive income (loss) before reclassifications	6.0	(2.1)	5.2	(11.6)	(2.5)
Amounts reclassified from AOCI	8.0	—	4.1	—	12.1
Net other comprehensive income (loss)	14.0	(2.1)	9.3	(11.6)	9.6
Balance as of December 31, 2016	$5.6	$2.3	$(130.0)	$(73.0)	$(195.1)

14. Stock-Based Compensation:

Stock-based compensation expense related to continuing operations was included in Selling, general and administrative expenses in the accompanying Consolidated Statements of Operations as follows (in millions):

	For the Years Ended December 31,
	2017	2016	2015
Compensation expense(1)	$24.9	$31.7	$26.6

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

As of December 31, 2017, awards for 13.5 million shares of common stock had been granted, net of cancellations and repurchases, and there were 3.4 million shares available for future issuance.

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

The following table provides information on our performance share units:

	For the Years Ended December 31,
	2017	2016	2015
Compensation expense for performance share units (in millions)	$12.2	$18.1	$13.6
Weighted-average fair value of grants, per share	$197.54	$150.21	$126.31
Payout ratio for shares paid	185.9%	200.0%	200.0%

A summary of the status of our undistributed performance share units as of December 31, 2017, and changes during the year then ended, is presented below (in millions, except per share data):

	Shares (2)	Weighted- Average Grant Date Fair Value per Share
Undistributed performance share units as of December 31, 2016	0.4	$101.03
Granted	0.1	197.54
Adjustment to shares paid based on payout ratio	0.1	88.26
Distributed	(0.2)	81.17
Forfeited	—	—
Undistributed performance share units as of December 31, 2017 (1)	0.3	$123.80

(1) Undistributed performance share units include approximately 0.2 million units with a weighted-average grant date fair value of $154.90 per share that had not yet vested and 0.2 million units that have vested but were not yet distributed.
(2) Share amounts are rounded but the balance of undistributed performance share units as of December 31, 2017 accurately reflects actual units undistributed.

As of December 31, 2017, we had $20.7 million of total unrecognized compensation cost related to non-vested performance share units that is expected to be recognized over a weighted-average period of 2.2 years. Our estimated forfeiture rate for these performance share units was 15.1% as of December 31, 2017.

The total fair value of performance share units distributed and the resulting tax deductions to realize tax benefits were as follows (in millions):

	For the Years Ended December 31,
	2017	2016	2015
Fair value of performance share units distributed	$64.3	$39.4	$44.9
Realized tax benefits from tax deductions	$24.5	$15.0	$17.1

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

The following table provides information on our restricted stock units (in millions, except per share data):

	For the Years Ended December 31,
	2017	2016	2015
Compensation expense for restricted stock units	$8.3	$9.0	$8.3
Weighted-average fair value of grants, per share	$197.54	$150.14	$126.15

A summary of our non-vested restricted stock units as of December 31, 2017 and changes during the year then ended is presented below (in millions, except per share data):

	Shares(2)	Weighted- Average Grant Date Fair Value per Share
Non-vested restricted stock units as of December 31, 2016	0.3	$118.38
Granted	0.1	197.54
Distributed	(0.1)	89.33
Forfeited	—	—
Non-vested restricted stock units as of December 31, 2017(1)	0.2	$156.16

(1) As of December 31, 2017, we had $18.8 million of total unrecognized compensation cost related to non-vested restricted stock units that is expected to be recognized over a weighted-average period of 2.4 years. Our estimated forfeiture rate for restricted stock units was 18.2% as of December 31, 2017.
(2) Share amounts are rounded but the balance of undistributed performance share units as of December 31, 2017 accurately reflects actual units undistributed.

The total fair value of restricted stock units vested and the resulting tax deductions to realize tax benefits were as follows (in millions):

	For the Years Ended December 31,
	2017	2016	2015
Fair value of restricted stock units vested	$19.0	$17.0	$19.7
Realized tax benefits from tax deductions	7.2	6.5	7.5

Stock Appreciation Rights

Stock appreciation rights are issued to certain key employees. Each recipient is given the “right” to receive compensation, paid in shares of our common stock, equal to the future appreciation of our common stock price. Stock appreciation rights generally vest in one-third increments beginning on the first anniversary date after the grant date and expire after seven years. Our practice is to issue new shares of common stock or utilize treasury stock to satisfy the exercise of stock appreciation rights.

The following table provides information on our stock appreciation rights (in millions, except per share data):

	For the Years Ended December 31,
	2017	2016	2015
Compensation expense for stock appreciation rights	$4.4	$4.6	$4.7
Weighted-average fair value of grants, per share	32.32	22.93	22.74

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

The fair value of the stock appreciation rights granted in 2017, 2016 and 2015 were estimated on the date of grant using the following assumptions:

	2017	2016	2015
Expected dividend yield	1.47%	1.62%	1.61%
Risk-free interest rate	2.02%	1.66%	1.36%
Expected volatility	19.97%	19.60%	23.78%
Expected life (in years)	3.95	3.99	4.00

A summary of our stock appreciation rights as of December 31, 2017, and changes during the year then ended, is presented below (in millions, except per share data):

	Shares	Weighted-Average Exercise Price per Share
Outstanding stock appreciation rights as of December 31, 2016	1.1	$98.35
Granted	0.2	205.53
Exercised	(0.2)	70.00
Forfeited	—	—
Outstanding stock appreciation rights as of December 31, 2017	1.1	$121.63
Exercisable stock appreciation rights as of December 31, 2017	0.7	$90.43

The following table summarizes information about stock appreciation rights outstanding as of December 31, 2017 (in millions, except per share data and years):

	Stock Appreciation Rights Outstanding			Stock Appreciation Rights Exercisable
Range of Exercise Prices	Shares	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value	Shares	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
$34.06 to $81.14	0.3	2.21	$49.3	0.3	2.21	$49.3
$92.64 to $ 131.94	0.3	4.52	$31.9	0.3	4.42	$27.5
$156.94 to $205.53	0.4	6.45	$12.1	0.1	6.00	$3.9

As of December 31, 2017, we had $9.6 million of unrecognized compensation cost related to non-vested stock appreciation rights that is expected to be recognized over a weighted-average period of 2.40 years. Our estimated forfeiture rate for stock appreciation rights was 14.2% as of December 31, 2017.

The total intrinsic value of stock appreciation rights exercised and the resulting tax deductions to realize tax benefits were as follows (in millions):

	For the Years Ended December 31,
	2017	2016	2015
Intrinsic value of stock appreciation rights exercised	$25.1	$36.9	$27.3
Realized tax benefits from tax deductions	$9.6	$14.1	$10.4

Employee Stock Purchase Plan

Under the 2012 Employee Stock Purchase Plan (“ESPP”), all employees who meet certain service requirements are eligible to purchase our common stock through payroll deductions at the end of three month offering periods. The purchase price for such shares is 95% of the fair market value of the stock on the last day of the offering period. A maximum of 2.5 million shares is authorized for purchase until the ESPP plan termination date of May 10, 2022, unless terminated earlier at the discretion of the Board of Directors. Employees purchased approximately 16,000 shares under the ESPP during the year ended December 31, 2017. Approximately 2.4 million shares remain available for purchase under the ESPP as of December 31, 2017.

15. Stock Repurchases:

Our Board of Directors has authorized a total of $2 billion towards the repurchase of shares of our common stock (collectively referred to as the "Share Repurchase Plans"), including a $550 million share repurchase authorization in 2016. The Share Repurchase Plans authorize open market repurchase transactions and do not have a stated expiration date. As of December 31, 2017, $396.0 million of shares may still be repurchased under the Share Repurchase Plans.

On February 9, 2017, the Company entered into a Fixed Dollar Accelerated Share Repurchase Transaction (the “ASR Agreement”) with Morgan Stanley, to effect an accelerated stock buyback of our common stock. Under the ASR Agreement, on February 9, 2017, we paid Morgan Stanley an initial purchase price of $75 million, and Morgan Stanley delivered to us common stock, representing approximately 85% of the shares expected to be purchased under the ASR Agreement. The ASR Agreement was completed in the second quarter and Morgan Stanley delivered additional shares for a total of 0.5 million shares of common stock repurchased as part of this ASR Agreement.

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

On July 27, 2017, we entered into another Fixed Dollar ASR Agreement (the "Third ASR Agreement") with Bank of America to effect an accelerated stock buyback of common stock. Under the Third ASR Agreement, on July 27, 2017, we paid Bank of America an initial purchase price of $75 million, and Bank of America delivered to us common stock, representing approximately 85% of the shares expected to be purchased under the third ASR Agreement. The ASR Agreement was completed in the fourth quarter and Bank of America delivered additional shares for a total of 0.4 million shares of common stock repurchased as part of this ASR Agreement.

We also repurchased 0.1 million shares for $26.1 million and 0.2 million shares for $33.3 million for the years ended December 31, 2017 and 2016, respectively, from employees who surrendered their shares to satisfy minimum tax withholding obligations upon the vesting of stock-based compensation awards.

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

Restructuring Activities in 2017

Information regarding the restructuring charges for all ongoing activities are presented in the table below (in millions):

	Incurred in 2017	Incurred to Date	Total Expected to be Incurred
Severance and related expense	$2.0	$11.3	$11.5
Asset write-offs and accelerated depreciation	0.8	3.2	3.2
Equipment moves	—	—	—
Lease termination	—	0.2	0.2
Other	0.4	4.1	4.5
Total	$3.2	$18.8	$19.4

While restructuring charges are excluded from our calculation of segment profit (loss), the table below presents the restructuring charges associated with each segment (in millions):

	Incurred in 2017	Incurred to Date	Total Expected to be Incurred
Residential Heating & Cooling	$0.5	$1.4	$1.4
Commercial Heating & Cooling	0.9	2.0	2.1
Refrigeration	1.2	13.1	13.1
Corporate & Other	0.6	2.3	2.8
Total	$3.2	$18.8	$19.4

Restructuring accruals are included in Accrued expenses in the accompanying Consolidated Balance Sheets. The activity within the restructuring accruals is summarized in the tables below (in millions):

Description of Reserves:	Balance as of December 31, 2016	Charged to Earnings	Cash Utilization	Non-Cash Utilization and Other	Balance as of December 31, 2017
Severance and related expense	$—	$2.0	$(1.8)	$—	$0.2
Asset write-offs and accelerated depreciation	—	0.8	(0.2)	(0.6)	—
Equipment moves	—	—	—	—	—
Lease termination	—	—	—	—	—
Other	—	0.4	(0.4)	—	—
Total restructuring reserves	$—	$3.2	$(2.4)	$(0.6)	$0.2

Description of Reserves:	Balance as of December 31, 2015	Charged to Earnings	Cash Utilization	Non-Cash Utilization and Other	Balance as of December 31, 2016
Severance and related expense	$0.7	$(0.2)	$(0.5)	$—	$—
Asset write-offs and accelerated depreciation	—	0.3	(0.2)	(0.1)	—
Equipment moves	—	—	—	—	—
Lease termination	0.2	—	(0.2)	—	—
Other	—	1.7	(1.8)	0.1	—
Total restructuring reserves	$0.9	$1.8	$(2.7)	$—	$—

17. Earnings Per Share:

Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net income by the sum of the weighted-average number of shares and the number of equivalent shares assumed outstanding, if dilutive, under our stock-based compensation plans.

The computations of basic and diluted earnings per share for Income from continuing operations were as follows (in millions, except per share data):

	For the Years Ended December 31,
	2017	2016	2015
Net income	$305.7	$277.8	$186.6
Add: Loss from discontinued operations	1.4	0.8	0.6
Income from continuing operations	$307.1	$278.6	$187.2

Weighted-average shares outstanding – basic	42.2	43.4	44.9
Add: Potential effect of diluted securities attributable to stock-based payments	0.6	0.6	0.7
Weighted-average shares outstanding – diluted	42.8	44.0	45.6

Earnings per share - Basic:
Income from continuing operations	$7.28	$6.41	$4.17
Loss from discontinued operations	(0.03)	(0.02)	(0.01)
Net income	$7.25	$6.39	$4.16

Earnings per share - Diluted:
Income from continuing operations	$7.17	$6.34	$4.11
Loss from discontinued operations	(0.03)	(0.02)	(0.02)
Net income	$7.14	$6.32	$4.09
An insignificant number of stock appreciation rights were outstanding but not included in the diluted earnings per share calculation because the assumed exercise of such rights would have been anti-dilutive.

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

Net sales and segment profit (loss) by segment, along with a reconciliation of segment profit (loss) to Operating income, are shown below (in millions):

	For the Years Ended December 31,
	2017	2016	2015
Net Sales (1)
Residential Heating & Cooling	$2,140.4	$2,000.8	$1,866.9
Commercial Heating & Cooling	973.8	917.9	887.2
Refrigeration	725.4	722.9	713.3
	$3,839.6	$3,641.6	$3,467.4
Segment Profit (Loss) (2)
Residential Heating & Cooling	$373.9	$348.8	$278.4
Commercial Heating & Cooling	157.3	149.3	130.4
Refrigeration	72.6	68.9	52.9
Corporate and other	(89.2)	(97.4)	(84.1)
Subtotal segment profit	514.6	469.6	377.6
Reconciliation to Operating income:
Special product quality adjustments	5.4	(0.4)	(2.2)
Items in (Gains) Losses and other expenses, net that are excluded from segment profit (loss) (2)	11.5	7.4	15.6
Restructuring charges	3.2	1.8	3.2
Pension settlement	—	31.4	—
Goodwill impairment	—	—	5.5
Asset impairment	—	—	44.5
One time inventory write down	—	—	5.6
Operating income	$494.5	$429.4	$305.4

(1) On a consolidated basis, no revenue from transactions with a single customer were 10% or greater of our consolidated net sales for any of the periods presented.
(2) The Company defines segment profit (loss) as a segment's operating income included in the accompanying Consolidated Statements of Operations, excluding:

•	Special product quality adjustments;

•	The following items in (Gains) Losses and other expenses, net:

◦	Net change in unrealized gains and/or losses on unsettled futures contracts,

◦	Special legal contingency charges,

◦	Asbestos-related litigation,

◦	Environmental liabilities,

◦	Contractor tax payments,

◦	Acquisition/disposition costs, and

◦	Other items, net;

•	Restructuring charges;

•	Pension settlement;

•	Goodwill and asset impairments; and

•	One time inventory write down.

Total assets by segment are shown below (in millions):

	As of December 31,
	2017	2016	2015
Total Assets:
Residential Heating & Cooling	$771.3	$673.4	$628.3
Commercial Heating & Cooling	443.9	385.8	363.6
Refrigeration	506.9	442.8	444.9
Corporate and other	169.4	258.3	240.6
Total assets	$1,891.5	$1,760.3	$1,677.4

The assets in the Corporate and other segment primarily consist of cash, short-term investments and deferred tax assets. Assets recorded in the operating segments represent those assets directly associated with those segments.

Total capital expenditures by segment are shown below (in millions):

	For the Years Ended December 31,
	2017	2016	2015
Capital Expenditures:
Residential Heating & Cooling	$38.9	$36.7	$28.1
Commercial Heating & Cooling	18.5	11.5	8.6
Refrigeration	8.0	12.1	11.4
Corporate and other	32.9	24.0	21.8
Total capital expenditures (1)	$98.3	$84.3	$69.9

(1) Includes amounts recorded under capital leases. There were no significant new capital leases in 2017, 2016 or 2015.

Depreciation and amortization expenses by segment are shown below (in millions):

	For the Years Ended December 31,
	2017	2016	2015
Depreciation and Amortization:
Residential Heating & Cooling	$24.9	$21.0	$20.7
Commercial Heating & Cooling	10.1	9.8	9.7
Refrigeration	9.9	9.7	15.5
Corporate and other	19.7	17.6	16.9
Total depreciation and amortization	$64.6	$58.1	$62.8

The equity method investments are shown below (in millions):

	For the Years Ended December 31,
	2017	2016	2015
Income from Equity Method Investments:
Refrigeration	$3.9	$4.0	$2.8
Residential	11.7	11.5	8.0
Commercial	2.8	2.9	2.6
Total income from equity method investments	$18.4	$18.4	$13.4

Geographic Information

Net sales for each major geographic area in which we operate are shown below (in millions):

	For the Years Ended December 31,
	2017	2016	2015
Net Sales to External Customers by Point of Shipment:
United States	$3,128.7	$2,966.8	$2,793.4
Canada	237.8	218.8	217.7
International	473.1	456.0	456.3
Total net sales to external customers	$3,839.6	$3,641.6	$3,467.4

Property, plant and equipment, net for each major geographic area in which we operate, based on the domicile of our operations, are shown below (in millions):

	As of December 31,
	2017	2016	2015
Property, Plant and Equipment, net:
United States	$257.6	$237.6	$224.8
Mexico	79.8	69.4	60.0
Canada	1.7	1.4	1.2
International	58.7	53.0	53.6
Total Property, plant and equipment, net	$397.8	$361.4	$339.6

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

Where available, the fair values were based upon quoted prices in active markets. However, if quoted prices were not available, then the fair values were based upon quoted prices for similar assets or liabilities or independently sourced market parameters, such as credit default swap spreads, yield curves, reported trades, broker/dealer quotes, interest rates and benchmark securities. For assets and liabilities without observable market activity, if any, the fair values were based upon discounted cash flow methodologies incorporating assumptions that, in our judgment, reflect the assumptions a marketplace participant would use. Valuation adjustments to reflect either party's creditworthiness and ability to pay were incorporated into our valuations, where appropriate, as of December 31, 2017 and 2016, the measurement dates. The methodologies used to determine the fair value of our financial assets and liabilities as of December 31, 2017 were the same as those used as of December 31, 2016.

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

Marketable Equity Securities

The following table presents the fair values of an investment in marketable equity securities, related to publicly traded stock of a non-U.S. company, recorded in Other assets, net in the accompanying Consolidated Balance Sheets (in millions):

	As of December 31,
	2017	2016
Quoted Prices in Active Markets for Identical Assets (Level 1):
Investment in marketable equity securities	$4.1	$4.4

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

The fair value of our senior unsecured notes in Long-term debt was based on the amount of future cash flows using current market rates for debt instruments of similar maturities and credit risk. The following table presents the fair value for our senior unsecured notes in Long-term debt (in millions):

	As of December 31,
	2017	2016
Quoted Prices in Active Markets for Similar Instruments (Level 2):
Senior unsecured notes	$308.1	$499.3

20. Selected Quarterly Financial Information (unaudited):

The following tables provide information on Net sales, Gross profit, Net income, Earnings per share and Cash dividends declared per share by quarter (in millions, except per share data):

	Net Sales (1)		Gross Profit (1)		Net Income (1)
	2017	2016	2017	2016	2017	2016
First Quarter	$793.4	$715.2	$210.9	$183.6	$43.5	$24.9
Second Quarter	1,102.1	1,019.2	340.8	315.0	115.5	110.7
Third Quarter	1,052.3	1,010.0	313.7	310.3	103.5	101.7
Fourth Quarter	891.8	897.3	259.8	267.6	43.1	40.4

	Basic Earnings per Share (2)		Diluted Earnings per Share (2)		Cash Dividends per Common Share
	2017	2016	2017	2016	2017	2016
First Quarter	$1.02	$0.57	$1.00	$0.56	$0.43	$0.36
Second Quarter	2.73	2.54	2.69	2.51	0.51	0.43
Third Quarter	2.47	2.35	2.44	2.33	0.51	0.43
Fourth Quarter	1.03	0.94	1.02	0.93	0.51	0.43

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

Summary of 2017 Quarterly Results

The following unusual or infrequent pre-tax items were included in the 2017 quarterly results:

1st Quarter. No significant unusual or infrequent items.

2nd Quarter. No significant unusual or infrequent items.

3rd Quarter. No significant unusual or infrequent items.

4th Quarter. As a result of recent tax legislation, we recorded a one-time charge of $31.8 million in the fourth quarter to revalue our deferred tax assets and liabilities.

Summary of 2016 Quarterly Results

The following unusual or infrequent pre-tax items were included in the 2016 quarterly results:

1st Quarter. No significant unusual or infrequent items.

2nd Quarter. No significant unusual or infrequent items.

3rd Quarter. No significant unusual or infrequent items.

4th Quarter. As part of our ongoing strategy to de-risk our pension plan obligations, we completed a one-time, lump sum pension buyout in the fourth quarter of 2016 for certain vested participants. As a result of the pension buy-out, we recorded a pension settlement charge of $31.4 million in the fourth quarter.

21. Losses and Other Expenses, net:

Losses and other expenses, net in our Consolidated Statements of Operations were as follows (in millions):

	For the Years Ended December 31,
	2017	2016	2015
Realized (gains) losses on settled futures contracts	$(1.7)	$1.1	$1.9
Foreign currency exchange (gains) losses	(1.8)	2.2	3.6
Losses on disposal of fixed assets	0.2	0.5	0.6
Net change in unrealized losses (gains) on unsettled futures contracts	0.9	(3.6)	0.6
Asbestos-related litigation	3.5	6.3	3.0
Acquisition/disposition expenses	1.1	0.4	1.0
Special legal contingency charges	3.7	1.9	7.4
Environmental liabilities	2.2	1.9	1.0
Contractor tax payments	0.1	0.6	2.6
Losses and other expenses, net	$8.2	$11.3	$21.7

22. Supplemental Information:

Below is information about expenses included in our Consolidated Statements of Operations (in millions):

	For the Years Ended December 31,
	2017	2016	2015
Research and development	$73.6	$64.6	$62.3
Advertising, promotions and marketing (1)	45.0	41.0	42.5
Cooperative advertising expenditures (2)	18.6	14.7	13.7
Rent expense	57.7	57.9	53.5
(1) Cooperative advertising expenditures were not included in these amounts.
(2) Cooperative advertising expenditures were included in Selling, general and administrative expenses in the Consolidated Statements of Operations.

Interest Expense, net

The components of Interest expense, net in our Consolidated Statements of Operations were as follows (in millions):

	For the Years Ended December 31,
	2017	2016	2015
Interest expense, net of capitalized interest	$32.1	$28.1	$25.2
Interest income	1.5	1.1	1.6
Interest expense, net	$30.6	$27.0	$23.6

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

Condensed consolidating financial statements of the Company, its Guarantor Subsidiaries and Non-Guarantor Subsidiaries as of December 31, 2017 and December 31, 2016 and for the years ended December 31, 2017, 2016 and 2015 are shown on the following pages.

Condensed Consolidating Balance Sheets
As of December 31, 2017
(In millions)

(Amounts in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$1.6	$28.0	$38.6	$—	$68.2
Accounts and notes receivable, net	—	35.3	471.2	—	506.5
Inventories, net	—	355.7	131.9	(3.4)	484.2
Other assets	16.2	23.1	67.5	(28.4)	78.4
Total current assets	17.8	442.1	709.2	(31.8)	1,137.3
Property, plant and equipment, net	—	257.6	144.4	(4.2)	397.8
Goodwill	—	134.9	65.6	—	200.5
Investment in subsidiaries	1,257.7	365.8	(0.6)	(1,622.9)	—
Deferred income taxes	3.9	69.1	33.6	(12.2)	94.4
Other assets, net	2.1	41.3	19.6	(1.5)	61.5
Intercompany receivables (payables), net	(559.3)	554.7	107.4	(102.8)	—
Total assets	$722.2	$1,865.5	$1,079.2	$(1,775.4)	$1,891.5
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$—	$0.9	$—	$0.9
Current maturities of long-term debt	29.4	2.9	0.3	—	32.6
Accounts payable	21.3	228.0	99.3	—	348.6
Accrued expenses	3.1	209.4	57.8	—	270.3
Income taxes payable	(64.5)	56.5	60.9	(50.8)	2.1
Total current liabilities	(10.7)	496.8	219.2	(50.8)	654.5
Long-term debt	682.8	11.7	276.0	—	970.5
Post-retirement benefits, other than pensions	—	2.6	—	—	2.6
Pensions	—	74.7	9.8	—	84.5
Other liabilities	—	120.6	8.7	—	129.3
Total liabilities	672.1	706.4	513.7	(50.8)	1,841.4
Commitments and contingencies
Total stockholders' equity	50.1	1,159.1	565.5	(1,724.6)	50.1
Total liabilities and stockholders' equity	$722.2	$1,865.5	$1,079.2	$(1,775.4)	$1,891.5

Condensed Consolidating Balance Sheets
As of December 31, 2016
(In millions)

(Amounts in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$1.2	$17.1	$31.9	$—	$50.2
Accounts and notes receivable, net	—	30.6	439.2	—	469.8
Inventories, net	—	314.7	108.9	(5.1)	418.5
Other assets	12.8	48.8	67.5	(61.7)	67.4
Total current assets	14.0	411.2	647.5	(66.8)	1,005.9
Property, plant and equipment, net	—	237.6	123.8	—	361.4
Goodwill	—	134.9	60.2	—	195.1
Investment in subsidiaries	1,166.9	524.7	(0.5)	(1,691.1)	—
Deferred income taxes	6.8	113.5	31.1	(14.7)	136.7
Other assets, net	3.6	40.0	19.0	(1.4)	61.2
Intercompany receivables (payables), net	(382.4)	375.2	80.4	(73.2)	—
Total assets	$808.9	$1,837.1	$961.5	$(1,847.2)	$1,760.3
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$—	$52.4	$—	$52.4
Current maturities of long-term debt	199.3	0.4	0.4	—	200.1
Accounts payable	18.5	248.5	94.2	—	361.2
Accrued expenses	6.3	206.3	53.3	—	265.9
Income taxes payable	(54.0)	89.8	52.5	(79.3)	9.0
Total current liabilities	170.1	545.0	252.8	(79.3)	888.6
Long-term debt	600.9	14.5	0.3	—	615.7
Post-retirement benefits, other than pensions	—	2.8	—	—	2.8
Pensions	—	75.5	12.0	—	87.5
Other liabilities	—	119.1	11.1	(2.5)	127.7
Total liabilities	771.0	756.9	276.2	(81.8)	1,722.3
Commitments and contingencies
Total stockholders' equity	37.9	1,080.2	685.3	(1,765.4)	38.0
Total liabilities and stockholders' equity	$808.9	$1,837.1	$961.5	$(1,847.2)	$1,760.3

Condensed Consolidating Statements of Operations and Comprehensive Income
For the Year Ended December 31, 2017
(In millions)

(Amounts in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$3,295.8	$1,144.2	$(600.4)	$3,839.6
Cost of goods sold	—	2,359.6	953.6	(598.8)	2,714.4
Gross profit	—	936.2	190.6	(1.6)	1,125.2
Operating expenses:
Selling, general and administrative expenses	—	553.6	85.0	(0.9)	637.7
Losses (gains) and other expenses, net	2.0	4.4	1.9	(0.1)	8.2
Restructuring charges	—	2.1	1.1	—	3.2
Goodwill impairment	—	—	—	—	—
Asset impairment	—	—	—	—	—
Pension settlement	—	—	—	—	—
(Income) loss from equity method investments	(324.3)	(74.9)	(14.5)	395.3	(18.4)
Operational income	322.3	451.0	117.1	(395.9)	494.5
Interest expense, net	26.9	(2.7)	6.4	—	30.6
Other income, net	—	—	(0.1)	—	(0.1)
Income from continuing operations before income taxes	295.4	453.7	110.8	(395.9)	464.0
Provision for income taxes	(10.3)	136.2	31.2	(0.2)	156.9
Income from continuing operations	305.7	317.5	79.6	(395.7)	307.1
Loss from discontinued operations	—	—	(1.4)	—	(1.4)
Net income	$305.7	$317.5	$78.2	$(395.7)	$305.7
Other comprehensive income (loss)	$1.7	$5.5	$30.5	$—	$37.7
Comprehensive Income	$307.4	$323.0	$108.7	$(395.7)	$343.4

Condensed Consolidating Statements of Operations and Comprehensive Income
For the Year Ended December 31, 2016
(In millions)

(Amounts in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$3,117.6	$728.0	$(204.0)	$3,641.6
Cost of goods sold	—	2,203.8	564.5	(203.2)	2,565.1
Gross profit	—	913.8	163.5	(0.8)	1,076.5
Operating expenses:
Selling, general and administrative expenses	—	524.3	96.7	—	621.0
Losses (gains) and other expenses, net	(3.3)	9.7	5.1	(0.2)	11.3
Restructuring charges	—	1.9	(0.1)	—	1.8
Goodwill Impairment	—	—	—	—	—
Asset Impairment	—	—	—	—	—
Pension settlement	—	30.5	0.9	—	31.4
(Income) loss from equity method investments	(292.4)	(40.7)	(14.4)	329.1	(18.4)
Operational income	295.7	388.1	75.3	(329.7)	429.4
Interest expense, net	24.4	(2.2)	4.8	—	27.0
Other income, net	—	—	(0.3)	—	(0.3)
Income from continuing operations before income taxes	271.3	390.3	70.8	(329.7)	402.7
Provision for income taxes	(6.5)	108.2	22.6	(0.2)	124.1
Income from continuing operations	277.8	282.1	48.2	(329.5)	278.6
Loss from discontinued operations	—	—	(0.8)	—	(0.8)
Net income	$277.8	$282.1	$47.4	$(329.5)	$277.8
Other comprehensive income (loss)	$14.0	$8.5	$(14.2)	$1.3	$9.6
Comprehensive income	$291.8	$290.6	$33.2	$(328.2)	$287.4

Condensed Consolidating Statements of Operations and Comprehensive Income
For the Year Ended December 31, 2015
(In millions)

(Amounts in millions)	Parent		Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$—		$2,950.6	$701.8	$(185.0)	$3,467.4
Cost of goods sold	—		2,150.9	556.4	(187.3)	2,520.0
Gross profit	—		799.7	145.4	2.3	947.4
Operating expenses:
Selling, general and administrative expenses	—		485.6	94.9	—	580.5
Losses (gains) and other expenses, net	0.7		13.7	7.5	(0.2)	21.7
Restructuring charges	—	—	(0.5)	3.7	—	3.2
Goodwill impairment	—		5.5	—	—	5.5
Asset impairment	—		44.5	—	—	44.5
Pension settlement	—		—	—	—	—
(Income) loss from equity method investments	(201.8)		(5.9)	(10.5)	204.8	(13.4)
Operational income	201.1		256.8	49.8	(202.3)	305.4
Interest expense, net	22.4		(2.0)	3.2	—	23.6
Other income, net	—		—	(0.8)	—	(0.8)
Income from continuing operations before income taxes	178.7		258.8	47.4	(202.3)	282.6
Provision for income taxes	(7.8)		87.9	14.3	1.0	95.4
Income from continuing operations	186.5		170.9	33.1	(203.3)	187.2
Loss from discontinued operations	—		—	(0.6)	—	(0.6)
Net income	$186.5		$170.9	$32.5	$(203.3)	$186.6
Other comprehensive income (loss)	$(3.5)		$(3.3)	$(40.4)	$(4.0)	$(51.2)
Comprehensive Income	$183.0		$167.6	$(7.9)	$(207.3)	$135.4

Condensed Consolidating Statements of Cash Flows
For the Year Ended December 31, 2017
(In millions)

(Amounts in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:	$467.4	$31.1	$(173.4)	$—	$325.1
Cash flows from investing activities:
Proceeds from the disposal of property, plant and equipment	—	0.1	0.1	—	0.2
Purchases of property, plant and equipment	—	(70.7)	(27.6)	—	(98.3)
Net cash used in investing activities	—	(70.6)	(27.5)	—	(98.1)
Cash flows from financing activities:
Short-term borrowings, net	—	—	(1.5)	—	(1.5)
Asset securitization borrowings	—	—	315.0	—	315.0
Asset securitization payments	—	—	(89.0)	—	(89.0)
Long-term debt borrowings	—	—	—	—	—
Borrowings from credit facility	2,376.5	—	—	—	2,376.5
Long-term debt payments	(200.0)	(0.3)	(0.6)	—	(200.9)
Payments on credit facility	(2,265.5)	—	—	—	(2,265.5)
Payments of deferred financing costs	—	—	(0.2)	—	(0.2)
Proceeds from employee stock purchases	3.1	—	—	—	3.1
Repurchases of common stock to satisfy employee withholding tax obligations	(26.1)	—	—	—	(26.1)
Repurchases of common stock	(250.0)	—	—	—	(250.0)
Excess tax benefits related to share-based payments	—	—	—	—	—
Intercompany debt	56.4	(34.9)	(21.5)	—	—
Intercompany financing activity	(81.7)	85.6	(3.9)	—	—
Cash dividends paid	(79.7)	—	—	—	(79.7)
Net cash provided by (used in) financing activities	(467.0)	50.4	198.3	—	(218.3)
Increase (decrease) in cash and cash equivalents	0.4	10.9	(2.6)	—	8.7
Effect of exchange rates on cash and cash equivalents	—	—	9.3	—	9.3
Cash and cash equivalents, beginning of year	1.2	17.1	31.9	—	50.2
Cash and cash equivalents, end of year	$1.6	$28.0	$38.6	$—	$68.2

Condensed Consolidating Statements of Cash Flows
For the Year Ended December 31, 2016
(In millions)

(Amounts in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:	$17.8	$218.5	$137.6	$—	$373.9
Cash flows from investing activities:
Proceeds from the disposal of property, plant and equipment	—	—	0.2	—	0.2
Purchases of property, plant and equipment	—	(71.5)	(12.8)	—	(84.3)
Net cash used in investing activities	—	(71.5)	(12.6)	—	(84.1)
Cash flows from financing activities:
Short-term borrowings, net	—	—	(2.4)	—	(2.4)
Asset securitization borrowings	—	—	145.0	—	145.0
Asset securitization payments	—	—	(295.0)	—	(295.0)
Long-term debt borrowings	350.0	—	—	—	350.0
Borrowings from credit facility	2,336.5	—	—	—	2,336.5
Long-term debt payments	(57.5)	(0.9)	(0.4)	—	(58.8)
Payments on credit facility	(2,346.0)	—	—	—	(2,346.0)
Payments of deferred financing costs	(4.2)	—	—	—	(4.2)
Proceeds from employee stock purchases	2.6	—	—	—	2.6
Repurchases of common stock to satisfy employee withholding tax obligations	(33.3)	—	—	—	(33.3)
Repurchases of common stock	(300.0)	—	—	—	(300.0)
Intercompany debt	30.0	(65.8)	35.8	—	—
Intercompany financing activity	73.8	(71.0)	(2.8)	—	—
Cash dividends paid	(69.0)	—	—	—	(69.0)
Net cash provided by (used in) financing activities	(17.1)	(137.7)	(119.8)	—	(274.6)
Increase (decrease) in cash and cash equivalents	0.7	9.3	5.2	—	15.2
Effect of exchange rates on cash and cash equivalents	—	—	(3.9)	—	(3.9)
Cash and cash equivalents, beginning of year	0.5	7.8	30.6	—	38.9
Cash and cash equivalents, end of year	$1.2	$17.1	$31.9	$—	$50.2

Condensed Consolidating Statements of Cash Flows
For the Year Ended December 31, 2015
(In millions)

(Amounts in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:	$249.3	$49.3	$55.0	$—	$353.6
Cash flows from investing activities:
Proceeds from the disposal of property, plant and equipment	—	0.1	—	—	0.1
Purchases of property, plant and equipment	—	(60.2)	(9.7)	—	(69.9)
Net cash used in investing activities	—	(60.1)	(9.7)	—	(69.8)
Cash flows from financing activities:
Short-term borrowings, net	—	—	(1.7)	—	(1.7)
Asset securitization borrowings	—	—	40.0	—	40.0
Asset securitization payments	—	—	(60.0)	—	(60.0)
Long-term debt borrowings	—	—	—	—	—
Borrowings from revolving credit facility	1,671.0	—	—	—	1,671.0
Long-term debt payments	(22.5)	(1.2)	(0.3)	—	(24.0)
Payments on revolving credit facility	(1,807.5)	—	—	—	(1,807.5)
Payments of deferred financing costs	—	—	—	—	—
Proceeds from employee stock purchases	2.4	—	—	—	2.4
Repurchases of common stock to satisfy employee withholding tax obligations	(32.0)	—	—	—	(32.0)
Repurchases of common stock	—	—	—	—	—
Intercompany debt	(9.4)	7.1	2.3	—	—
Intercompany financing activity	7.5	1.2	(8.7)	—	—
Cash dividends paid	(59.3)	—	—	—	(59.3)
Net cash provided by (used in) financing activities	(249.8)	7.1	(28.4)	—	(271.1)
Decrease in cash and cash equivalents	(0.5)	(3.7)	16.9	—	12.7
Effect of exchange rates on cash and cash equivalents	—	—	(11.3)	—	(11.3)
Cash and cash equivalents, beginning of year	1.0	11.5	25.0	—	37.5
Cash and cash equivalents, end of year	$0.5	$7.8	$30.6	$—	$38.9

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our current management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2017, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting

See “Management's Report on Internal Control Over Financial Reporting” included in Item 8 “Financial Statements and Supplementary Data.”

Attestation Report of the Independent Registered Public Accounting Firm

See “Report of Independent Registered Public Accounting Firm” included in Item 8 “Financial Statements and Supplementary Data.”

Changes in Internal Control Over Financial Reporting

There were no changes during the fourth quarter ended December 31, 2017 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2017. Also, refer to Part I, Item 1 “Business - Executive Officers of the Company” of this Annual Report on Form 10-K, which identifies our executive officers and is incorporated herein by reference.

Item 11. Executive Compensation

Incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2017.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2017. Also, refer to Note 14 in the Notes to the Consolidated Financial Statements for additional information about our equity compensation plans.

Item 13. Certain Relationships and Related Transactions and Director Independence

Incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2017.

Item 14. Principal Accounting Fees and Services

Incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2017.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Financial Statements

The following financial statements are included in Part II, Item 8 of the Annual Report on Form 10-K:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2017 and 2016

•	Consolidated Statements of Operations for the Years Ended December 31, 2017, 2016 and 2015

•	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2017, 2016 and 2015

•	Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2017, 2016 and 2015

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2017, 2016 and 2015

•	Notes to the Consolidated Financial Statements for the Years Ended December 31, 2017, 2016 and 2015

Financial Statement Schedules

The financial statement schedule included in this Annual Report on Form 10-K is Schedule II - Valuation and Qualifying Accounts and Reserves for the Years Ended December 31, 2017, 2016 and 2015 (see Schedule II immediately following the signature page of this Annual Report on Form 10-K).

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
.

LENNOX INTERNATIONAL INC.

By: /s/ Todd M. Bluedorn
Todd M. Bluedorn
Chief Executive Officer
February 16, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ TODD M. BLUEDORN	Chief Executive Officer and Chairman of the Board of Directors	February 16, 2018
Todd M. Bluedorn	(Principal Executive Officer)

/s/ JOSEPH W. REITMEIER	Executive Vice President and Chief Financial Officer	February 16, 2018
Joseph W. Reitmeier	(Principal Financial Officer)

/s/ CHRIS A. KOSEL	Vice President, Controller and Chief Accounting Officer	February 16, 2018
Chris A. Kosel	(Principal Accounting Officer)

/s/ TODD J. TESKE	Lead Director	February 16, 2018
Todd J. Teske

/s/ JANET K. COOPER	Director	February 16, 2018
Janet K. Cooper

/s/ JOHN E. MAJOR	Director	February 16, 2018
John E. Major

/s/ JOHN W. NORRIS, III	Director	February 16, 2018
John W. Norris, III

/s/ KAREN H. QUINTOS	Director	February 16, 2018
Karen. H. Quintos

/s/ KIM K.W. RUCKER	Director	February 16, 2018
Kim K.W. Rucker

/s/ MAX H. MITCHELL	Director	February 16, 2018
Max H. Mitchell

/s/ PAUL W. SCHMIDT	Director	February 16, 2018
Paul W. Schmidt

/s/ GREGORY T. SWIENTON	Director	February 16, 2018
Gregory T. Swienton

LENNOX INTERNATIONAL INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the Years Ended December 31, 2017, 2016 and 2015
(In millions)

	Balance at beginning of year	Additions charged to cost and expenses	Write-offs	Recoveries	Other	Balance at end of year
2015:
Allowance for doubtful accounts	$7.9	$2.8	$(4.9)	$1.1	$(0.6)	$6.3
2016
Allowance for doubtful accounts	$6.3	$2.4	$(2.7)	$0.9	$(0.2)	$6.7
2017
Allowance for doubtful accounts	$6.7	$3.9	$(5.6)	$0.9	$—	$5.9

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

4.7
Sixth Supplemental Indenture, dated as of November 3, 2016, among LII, each other existing Guarantor under the Indenture, dated as of May 3, 2010, as subsequently supplemented, and US Bank National Association, as trustee (filed as Exhibit 4.2 to LII’s Current Report on Form 8-K filed on November 3, 2016, and incorporated by reference).

4.8	Form of 3.000% Notes due 2023 (filed as Exhibit A in Exhibit 4.2 to LII’s Current Report on Form 8-K filed on November 3, 2016, and incorporated by reference).
4.9	Form of 4.900% Note due 2017 (filed as Exhibit 4.3 to LII’s Current Report on Form 8-K filed on May 6, 2010 and incorporated herein by reference).
10.1
Sixth Amended and Restated Credit Facility Agreement dated as of August 30, 2016, among Lennox International Inc., a Delaware corporation, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.1 to LII's Current Report on Form 8-K filed on September 2, 2016 and incorporated herein by reference)

10.2
First Amendment to Sixth Amended and Restated Credit Facility Agreement dated as of October 20, 2016, among Lennox International Inc., a Delaware corporation, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.1 to LII's Quarterly Report on Form 10-Q filed on October 24, 2017, and incorporated herein by reference).

10.3
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

10.4
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

10.5
Omnibus Amendment No. 3 to the Amended and Restated Receivables Purchase agreement, effective as of November 21, 2014 among LPAC Corp., as the Seller, Lennox Industries Inc., as the Master Servicer, Victory Receivables Corporation, as a Purchaser, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as Administrative Agent, a Liquidity Bank, and the BTMU Purchaser Agent, and PNC Bank, National Association, as a Liquidity Bank and the PNC Purchaser Agent (filed as Exhibit 10.1 to LII's Current Report on Form 8-K filed on November 24, 2014 and incorporated herein by reference).

10.6
Amendment to the Amended and Restated Receivables Purchase Agreement, effective as of December 15, 2014, among LPAC Corp., as the Seller, Lennox Industries Inc., as the Master Servicer, with Victory Receivables Corporation, as Purchaser, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as Administrative Agent, a Liquidity Bank and the BTMU purchaser agent, and PNC Bank, National Association, as a Liquidity Bank and the PNC purchaser agent (filed as Exhibit 10.1 to LII's Current Report on Form 8-K filed on December 18, 2014 and incorporated herein by reference).

10.7
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

10.8
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

10.9
Amended and Restated Lease Agreement, dated as of March 22, 2013, by and between BTMU Capital Leasing & Finance, Inc., as lessor, and Lennox International Inc., as lessee (filed as Exhibit 10.1 to LII's Current Report on Form 8-K filed on March 25, 2013 and incorporated herein by reference).

10.10
Amendment No. 6 to Amended and Restated Receivables Purchase Agreement among LPAC Corp., as the Seller, Lennox Industries Inc., as the Master Servicer, Victory Receivables Corporation, as Purchaser and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as Administrative Agent, a Liquidity Bank and a Purchaser Agent, (filed as Exhibit 10.1 to LII's Current Report on Form 8-K filed on November 16, 2017 and incorporated herein by reference).

10.11
Amended and Restated Participation Agreement, dated as of March 22, 2013, by and among Lennox International Inc., as lessee and BTMU Capital Leasing & Finance, Inc., as lessor (filed as Exhibit 10.2 to LII's Current Report on Form 8-K filed on March 25, 2013 and incorporated herein by reference).

10.12
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

10.13*	Lennox International Inc. 2010 Incentive Plan, as amended and restated (filed as Exhibit 10.1 to LII's Current Report on Form 8-K filed on May 19, 2010 and incorporated herein by reference).
10.14*	Form of Long-Term Incentive Award Agreement for U.S. Employees - Vice President and Above (for use under the 2010 Incentive Plan) (filed herewith).
10.15*	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors (for use under the 2010 Incentive Plan) (filed herewith).
10.16*
Lennox International Inc. Profit Sharing Restoration Plan, as amended and restated as of January 1, 2009 (filed as Exhibit 10.3 to LII's Current Report on Form 8-K filed on December 17, 2008 and incorporated herein by reference).

10.17*
Lennox International Inc. Supplemental Retirement Plan, as amended and restated as of January 1, 2009 (filed as Exhibit 10.2 to LII's Current Report on Form 8-K filed on December 17, 2008 and incorporated herein by reference).

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

10.21*
Form of Change of Control Employment Agreement entered into between LII and certain executive officers of LII (filed as Exhibit 10.1 to LII's Current Report on Form 8-K filed on July 17, 2012 and incorporated herein by reference).

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

10.24*	Separation and General Release Agreement entered into between LII and David W. Moon, dated October 23, 2017 (filed herewith).
21.1	Subsidiaries of LII (filed herewith).
23.1	Consent of KPMG LLP (filed herewith).
31.1	Certification of the principal executive officer (filed herewith).
31.2	Certification of the principal financial officer (filed herewith).
32.1	Certification of the principal executive officer and the principal financial officer pursuant to 18 U.S.C. Section 1350 (furnished herewith).
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