Form 10-Q
period 2018-03-31
LENNOX INTERNATIONAL INC
filed 2018-04-23
CIK 1069202

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
_________________________________________________
FORM 10-Q
 _________________________________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2018
Commission file number 001-15149
 _________________________________________________
LENNOX INTERNATIONAL INC.
Incorporated pursuant to the laws of the State of Delaware
_________________________________________________
Internal Revenue Service Employer Identification No. 42-0991521
2140 LAKE PARK BLVD., RICHARDSON, TEXAS, 75080
(972-497-5000)
_________________________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  [X]    No  [ ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  [X]    No  [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	[X]	Accelerated Filer	[ ]
Non-Accelerated Filer	[ ]	Smaller Reporting Company	[ ]
		Emerging growth company	[ ]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [ ]    No  [X]
As of April 13, 2018, the number of shares outstanding of the registrant’s common stock, par value $.01 per share, was 41,242,755.

LENNOX INTERNATIONAL INC.
FORM 10-Q
For the three months ended March 31, 2018

i

Part I - Financial Information
Item 1. Financial Statements
LENNOX INTERNATIONAL INC. AND SUBSIDIARIES Consolidated Balance Sheets

(Amounts in millions, except shares and par values)	As of March 31, 2018	As of December 31, 2017
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$57.1	$68.2
Accounts and notes receivable, net of allowances of $6.0 and $5.9 in 2018 and 2017, respectively	528.5	506.5
Inventories, net	561.5	484.2
Assets held for sale	93.3	—
Other assets	106.4	78.4
Total current assets	1,346.8	1,137.3
Property, plant and equipment, net of accumulated depreciation of $763.9 and $774.2 in 2018 and 2017, respectively	390.1	397.8
Goodwill	190.3	200.5
Deferred income taxes	94.0	94.4
Other assets, net	64.9	61.5
Total assets	$2,086.1	$1,891.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$0.9	$0.9
Current maturities of long-term debt	29.9	32.6
Accounts payable	405.6	348.6
Accrued expenses	226.0	270.3
Liabilities held for sale	28.7	—
Income taxes payable	21.7	2.1
Total current liabilities	712.8	654.5
Long-term debt	1,258.3	970.5
Post-retirement benefits, other than pensions	2.5	2.6
Pensions	85.9	84.5
Other liabilities	129.2	129.3
Total liabilities	2,188.7	1,841.4
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 200,000,000 shares authorized, 87,170,197 shares issued	0.9	0.9
Additional paid-in capital	1,036.7	1,061.5
Retained earnings	1,609.6	1,575.9
Accumulated other comprehensive loss	(181.3)	(157.4)
Treasury stock, at cost, 45,852,186 shares and 45,361,145 shares as of March 31, 2018 and December 31, 2017, respectively	(2,568.5)	(2,430.8)
Total stockholders' equity	(102.6)	50.1
Total liabilities and stockholders' equity	$2,086.1	$1,891.5
The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES Consolidated Statements of Operations (Unaudited)

(Amounts in millions, except per share data)	For the Three Months Ended March 31,
	2018	2017
Net sales	$834.8	$793.4
Cost of goods sold	611.6	582.5
Gross profit	223.2	210.9
Operating Expenses:
Selling, general and administrative expenses	155.2	152.4
Losses and other expenses, net	7.3	3.1
Restructuring charges	0.9	0.1
Loss on assets held for sale	10.3	—
Income from equity method investments	(3.5)	(5.5)
Operating income	53.0	60.8
Interest expense, net	8.4	7.4
Other expense, net	0.6	—
Income from continuing operations before income taxes	44.0	53.4
Provision for income taxes	6.1	9.9
Income from continuing operations	37.9	43.5
Discontinued Operations:
Loss from discontinued operations before income taxes	—	—
Benefit from income taxes	—	—
Loss from discontinued operations	—	—
Net income	$37.9	$43.5

Earnings per share – Basic:
Income from continuing operations	$0.91	$1.02
Loss from discontinued operations	—	—
Net income	$0.91	$1.02
Earnings per share – Diluted:
Income from continuing operations	$0.90	$1.00
Loss from discontinued operations	—	—
Net income	$0.90	$1.00

Weighted Average Number of Shares Outstanding - Basic	41.5	42.8
Weighted Average Number of Shares Outstanding - Diluted	42.1	43.5

Cash dividends declared per share	$0.51	$0.43

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES Consolidated Statements of Comprehensive Income (Unaudited)

(Amounts in millions)	For the Three Months Ended March 31,
	2018	2017
Net income	$37.9	$43.5
Other comprehensive income:
Foreign currency translation adjustments	7.9	15.9
Net change in pension and post-retirement liabilities	(2.3)	(2.3)
Reclassification of pension and post-retirement benefit losses into earnings	2.3	1.9
Change in available-for-sale marketable equity securities	(1.8)	0.8
Net change in fair value of cash flow hedges	(4.3)	6.4
Reclassification of cash flow hedge gains into earnings	(4.6)	(3.0)
Other comprehensive income before income taxes	(2.8)	19.7
Income tax expense	(21.1)	(1.1)
Other comprehensive (loss) income, net of tax	(23.9)	18.6
Comprehensive income	$14.0	$62.1
The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (Unaudited)

(Amounts in millions)	For the Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$37.9	$43.5
Adjustments to reconcile net income to net cash used in operating activities:
Income from equity method investments	(3.5)	(5.5)
Loss on assets held for sale	10.3	—
Restructuring charges, net of cash paid	0.6	—
Provision for bad debts	1.9	1.1
Unrealized gains on derivative contracts	(0.1)	(0.5)
Stock-based compensation expense	4.8	4.9
Depreciation and amortization	16.6	15.7
Deferred income taxes	(2.1)	(1.1)
Pension expense	2.1	1.9
Pension contributions	(0.7)	(1.1)
Other items, net	0.1	0.1
Changes in assets and liabilities, net of effects of divestitures:
Accounts and notes receivable	(44.5)	(40.9)
Inventories	(124.3)	(101.2)
Other current assets	(0.7)	(4.3)
Accounts payable	77.5	47.3
Accrued expenses	(35.2)	(41.7)
Income taxes payable and receivable	(22.3)	(28.0)
Other	(1.9)	2.2
Net cash used in operating activities	(83.5)	(107.6)
Cash flows from investing activities:
Proceeds from the disposal of property, plant and equipment	0.1	0.1
Purchases of property, plant and equipment	(22.7)	(24.9)
Net cash used in investing activities	(22.6)	(24.8)
Cash flows from financing activities:
Short-term borrowings, net	(0.1)	(0.8)
Asset securitization borrowings	—	150.0
Asset securitization payments	(51.0)	—
Long-term debt payments	(10.2)	(0.2)
Borrowings from credit facility	790.0	583.0
Payments on credit facility	(444.1)	(497.5)
Proceeds from employee stock purchases	0.8	0.7
Repurchases of common stock	(150.0)	(75.0)
Repurchases of common stock to satisfy employee withholding tax obligations	(18.1)	(13.3)
Cash dividends paid	(21.3)	(18.5)
Net cash provided by financing activities	96.0	128.4
Increase in cash and cash equivalents	(10.1)	(4.0)
Effect of exchange rates on cash and cash equivalents	(1.0)	2.6
Cash and cash equivalents, beginning of period	68.2	50.2
Cash and cash equivalents, end of period	$57.1	$48.8

Supplemental disclosures of cash flow information:
Interest paid	$6.0	$2.4
Income taxes paid (net of refunds)	$32.7	$36.7
The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. General:

References in this Quarterly Report on Form 10-Q to "we," "our," "us," "LII," or the "Company" refer to Lennox International Inc. and its subsidiaries, unless the context requires otherwise.

Basis of Presentation

The accompanying unaudited Consolidated Balance Sheet as of March 31, 2018, the accompanying unaudited Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017, the accompanying unaudited Consolidated Statements of Comprehensive Income for the three months ended March 31, 2018 and 2017, and the accompanying unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017 should be read in conjunction with our audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2017. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The accompanying consolidated financial statements contain all material adjustments, consisting principally of normal recurring adjustments, necessary for a fair presentation of our financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to applicable rules and regulations, although we believe that the disclosures herein are adequate to make the information presented not misleading. The operating results for the interim periods are not necessarily indicative of the results that may be expected for a full year.

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

Recently Adopted Accounting Guidance

In August 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-15, Classification of Certain Cash Receipts and Cash Payments. The amendments in this ASU clarify the classification for eight different types of activities, including debt prepayment and extinguishment costs, proceeds from insurance claims and distributions from equity method investees. For public business entities, the standard is effective for financial statements issued for fiscal years beginning after December 15, 2017. This standard did not have a material impact on our consolidated financial statements.

We also adopted other new accounting standards during the first quarter of 2018. The impact of these additional standards are discussed in their respective Notes to the Consolidated Financial Statements.

Recent Accounting Pronouncements
On February 25, 2016, the FASB issued ASU No. 2016-02, Leases (ASC 842). Lessees will need to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. It will be critical to identify leases embedded in a contract to avoid misstating the lessee’s balance sheet. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. ASU 2016-02 is effective for public companies for annual reporting periods beginning after December 15, 2018, and interim periods within those fiscal years. We will adopt the standard using the prospective approach and are still determining the effect of the standard on our ongoing financial reporting. As a result of the new standard, all of our leases greater than one year in duration will be recognized in our Consolidated Balance Sheets as both operating lease liabilities and right-of-use assets upon adoption of the standard.
2. Revenue Recognition:

On January 1, 2018, we adopted the new accounting standard Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers and all the related amendments (“the new revenue standard”) and applied it to all contracts using the modified retrospective method. We recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. We expect the impact of the adoption of the new standard to be immaterial to our net income on an ongoing basis.

The cumulative effect of the changes made to our consolidated January 1, 2018 balance sheet for the adoption of the new revenue standard was as follows (in millions):

BALANCE SHEET	Balance at December 31, 2017	Adjustments Due to ASC 606	Balance at January 1, 2018
ASSETS
Accounts and notes receivable, net	$506.5	$8.3	$514.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	348.6	9.3	357.9
Retained earnings	1,575.9	(1.0)	1,574.9

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on our Consolidated Balance Sheet and Consolidated Statement of Operations was as follows (in millions):

	March 31, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
BALANCE SHEET
ASSETS
Accounts and notes receivable, net	$528.5	$521.8	$6.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	405.6	397.3	8.3
Retained earnings	1,609.6	1,611.2	(1.6)
	For the Three Months Ended March 31, 2018
	As Reported	Activity Without Adoption of ASC 606	Effect of Change Higher/(Lower)
STATEMENT OF OPERATIONS
Net sales	$834.8	$834.9	$(0.1)
Net income	37.9	37.9	—

The following table disaggregates our revenue by business segment by geography which provides information as to the major source of revenue. See Note 16 for additional description of our reportable business segments and the products and services being sold in each segment.

	For the Three Months Ended March 31, 2018
Primary Geographic Markets	Residential Heating & Cooling	Commercial Heating & Cooling	Refrigeration	Consolidated
Americas	$453.7	$179.1	$109.8	$742.6
Europe	—	26.4	26.8	53.2
Asia Pacific	—	—	39.0	39.0
Total	$453.7	$205.5	$175.6	$834.8

Our revenue recognition practices for the sale of goods depend upon the shipping terms for each transaction. Shipping terms are primarily FOB Shipping Point and, therefore, revenue is recognized for these transactions when products are shipped to customers and title and control passes. Certain customers in our smaller operations, primarily outside of North America, have shipping terms where risks and rewards of ownership do not transfer until the product is delivered to the customer. For these transactions, revenue is recognized on the date that the product is received and accepted by such customers. We experience returns for miscellaneous reasons and record a reserve for these returns at the time we recognize revenue based on historical experience. Our historical rates of return are insignificant as a percentage of sales. We also recognize revenue net of sales taxes. We have elected to recognize the revenue and cost for freight and shipping when control over the sale of goods passes to our customers.

For our businesses that provide services, revenue is recognized at the time services are completed. Our Commercial Heating & Cooling segment also provides sales, installation, maintenance and repair services under fixed-price contracts. Revenue for services is recognized as the services are performed under the contract based on the relative fair value of the services provided. We allocate a portion of the revenue for extended labor warranty obligations and recognize the revenue over the term of the extended warranty. See Note 7 for more information on product warranties.

Residential Heating & Cooling - We manufacture and market a broad range of furnaces, air conditioners, heat pumps, packaged heating and cooling systems, equipment and accessories to improve indoor air quality, comfort control products, replacement parts and supplies and related products for both the residential replacement and new construction markets in North America. These products are sold under various brand names and are sold either through direct sales to a network of independent installing dealers, including through our network of Lennox PartsPlus stores or to independent distributors. For the segment for the three months ended March 31, 2018, direct sales represent approximately $339.5 million of revenues and sales to independent distributors represent approximately $114.2 million of revenues. Given the nature of our business, customer product orders are fulfilled at a point in time and not over a period of time.

Commercial Heating & Cooling - In North America, we manufacture and sell unitary heating and cooling equipment used in light commercial applications, such as low-rise office buildings, restaurants, retail centers, churches and schools. These products are distributed primarily through commercial contractors and directly to national account customers in the planned replacement, emergency replacement and new construction markets. Revenue for the products sold is recognized at a point in time when control transfers to the customer, which is generally at time of shipment. Lennox National Account Service provides installation, service and preventive maintenance for commercial HVAC national account customers in the United States and Canada. Revenue related to service contracts is recognized as the services are performed under the contract based on the relative fair value of the services provided. In Europe, we manufacture and sell unitary products and applied systems. For the segment, equipment sales represent approximately $177.9 million of revenues while $27.6 million of our revenue is generated from our service business.

Refrigeration - We manufacture and market equipment for the global commercial refrigeration markets under the Heatcraft Worldwide Refrigeration name. Our products are used in the food retail, food service, cold storage as well as non-food refrigeration markets. We sell these products to distributors, installing contractors, engineering design firms, original equipment manufacturers and end-users. Revenue for the products sold is $173.6 million and is recognized at a point in time when control transfers to the customer, which is generally at time of shipment. The remaining segment revenue relates to service revenues related to start-up and commissioning activities.

Variable Consideration - We engage in cooperative advertising, customer rebate, and other miscellaneous programs that result in payments or credits being issued to our customers. We record these customer discounts and incentives as a reduction of sales when the sales are recorded. For certain cooperative advertising programs, we also receive an identifiable benefit (goods or services) in exchange for the consideration given, and, accordingly, record a ratable portion of the expenditure to Selling, general and administrative (“SG&A”) expenses. All other advertising, promotions and marketing costs are expensed as incurred.

Other Judgments and Assumptions - We apply the practical expedient in ASC 606-10-50-14 and do not disclose information about remaining performance obligations that have original expected durations of one year or less. Applying the practical expedient in ASC 340-40-25-4, we recognize the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that we otherwise would have recognized is one year or less. These costs are included in SG&A expenses. ASC 606-10-32-18 allows us to not adjust the amount of consideration to be received in a contract for any significant financing component if we expect to receive payment within twelve months of transfer of control of goods or services. We have elected this expedient as we expect all consideration to be received in one year or less at contract inception. We have also elected not to provide the remaining performance obligations disclosures related to service contracts in accordance with the practical expedient in ASC 606-10-55-18. We recognize revenue in the amount to which the entity has a right to invoice and have adopted this election to not provide the remaining performance obligations related to service contracts.

Contract Assets - We do not have material amounts of contract assets since revenue is recognized as control of goods are transferred or as services are performed. There are a small number of installation services that may occur over a period of time, but that period of time is generally very short in duration and right of payment does not exist until the installation is completed. Any contract assets that may arise are recorded in Other assets in our Consolidated Balance Sheet.

Contract Liabilities - Our contract liabilities consist of advance payments and deferred revenue. Our contract liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. We classify advance payments and deferred revenue as current or noncurrent based on the timing of when we expect to recognize revenue. Generally all contract liabilities are expected to be recognized within one year and are included in Accounts payable in our Consolidated Balance Sheet. The noncurrent portion of deferred revenue is included in Other liabilities in our Consolidated Balance Sheet.

Net contract assets (liabilities) consisted of the following:

	March 31, 2018	December 31, 2017	$ change	% change
Contract assets	$2.1	$2.1	$—	—%
Contract liabilities - current	(6.5)	(7.3)	0.8	(11.0)%
Contract liabilities - noncurrent	(5.4)	(5.5)	0.1	(1.8)%
Total	$(9.8)	$(10.7)	$0.9

For the three months ended March, 31, 2018, we recognized revenue of $1.6 million related to our contract liabilities at January 1, 2018. Impairment losses recognized in our receivables and contract assets were de minimis in the first quarter of 2018.

3. Inventories:

The components of inventories are as follows (in millions):

	As of March 31, 2018	As of December 31, 2017
Finished goods	$397.0	$331.9
Work in process	6.2	5.5
Raw materials and parts	210.9	199.2
Subtotal	614.1	536.6
Excess of current cost over last-in, first-out cost	(52.6)	(52.4)
Total inventories, net	$561.5	$484.2

4. Goodwill:
The changes in the carrying amount of goodwill for the first three months of 2018, in total and by segment, are summarized in the table below (in millions):

	Balance at December 31, 2017	Transfer to assets held for sale	Changes in foreign currency translation rates	Balance at March 31, 2018
Residential Heating & Cooling	$26.1	$—	$—	$26.1
Commercial Heating & Cooling	62.2	—	0.4	62.6
Refrigeration	112.2	(10.3)	(0.3)	101.6
Total Goodwill	$200.5	$(10.3)	$0.1	$190.3

We perform our annual goodwill impairment test in the fourth quarter of each year. We continue to monitor our reporting units for indicators of impairment throughout the year to determine if a change in facts or circumstances warrants a re-evaluation of our goodwill. In the current year, as a part of the planned sale of our Australia, New Zealand and Asia businesses (discussed further in Note 14 of the Notes to the Consolidated Financial Statements) we transferred $10.3 million of goodwill to assets held for sale.

5. Derivatives:

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

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities. ASU 2017-12 intends to simplify the application of hedge accounting guidance and better align an entity's risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The amendments expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The Company early adopted ASU No. 2017-12 during the first quarter of 2018. The adoption of ASU No. 2017-12 did not have a material impact on our consolidated results of operations, cash flows, and statement of financial position. With the early adoption of ASU No. 2017-12 we began entering into commodity futures contracts designated as cash flow hedges related to aluminum purchases.

Cash Flow Hedges

We have foreign exchange forward contracts and commodity futures contracts designated as cash flow hedges that are scheduled to mature through December 2018 and August 2019, respectively. Unrealized gains or losses from our cash flow hedges are included in Accumulated other comprehensive loss (“AOCL”) and are expected to be reclassified into earnings within the next 18 months based on the prices of the commodities and foreign currencies at the settlement dates. We recorded the following amounts in AOCL related to our cash flow hedges (in millions):

	As of March 31, 2018	As of December 31, 2017
Unrealized gains on unsettled contracts	$(2.5)	$(11.3)
Income tax expense	0.7	3.9
Gains included in AOCL, net of tax (1)	$(1.8)	$(7.4)
(1) Assuming commodity and foreign currency prices remain constant, we expect to reclassify $2.3 million of derivative gains into earnings within the next 12 months.

We had the following outstanding commodity futures contracts designated as cash flow hedges (in millions of pounds):

	As of March 31, 2018	As of December 31, 2017
Copper	20.2	20.6
Aluminum	16.6	—

We had the following outstanding foreign exchange forward contracts designated as cash flow hedges (in millions):

	As of March 31, 2018	As of December 31, 2017
Notional Amounts (in local currency):
Mexican Peso	152.2	207.3
Canadian Dollar	51.0	68.6

Derivatives not Designated as Cash Flow Hedges

For commodity derivatives not designated as cash flow hedges, we follow the same hedging strategy as derivatives designated as cash flow hedges, except that we elect not to designate them as cash flow hedges at the inception of the arrangement. We had the following outstanding commodity futures contracts not designated as cash flow hedges (in millions of pounds):

	As of March 31, 2018	As of December 31, 2017
Copper	1.6	1.8
Aluminum	1.7	1.8
We also had the following outstanding foreign currency forward contracts not designated as cash flow hedges (in millions):

	As of March 31, 2018	As of December 31, 2017
Notional Amounts (in local currency):
Chinese Yuan	97.5	73.8
Mexican Peso	—	136.6
Euro	99.9	64.4
Canadian Dollar	20.0	27.3
British Pound	4.2	4.5
Singapore Dollar	6.4	7.0
Australian Dollar	177.0	107.0
New Zealand Dollar	9.6	5.0
Indian Rupee	—	39.8

Information about the Locations and Amounts of Derivative Instruments

The following tables provide the locations and amounts of derivative fair values in the Consolidated Balance Sheets and derivative gains and losses in the Consolidated Statements of Operations (in millions):

	Fair Values of Derivative Instruments (1)
	Derivatives Designated as Hedging Instruments		Derivatives Not Designated as Hedging Instruments
	As of March 31, 2018	As of December 31, 2017	As of March 31, 2018	As of December 31, 2017
Current Assets:
Other Assets
Commodity futures contracts	$2.7	$11.0	$0.1	$1.2
Foreign currency forward contracts	1.7	0.1	1.3	0.9
Non-Current Assets:
Other Assets, net
Commodity futures contracts	—	0.6	—	0.1
Total Assets	$4.4	$11.7	$1.4	$2.2
Current Liabilities:
Accrued Expenses
Commodity futures contracts	$1.4	$—	$0.1	$—
Foreign currency forward contracts	—	0.3	0.2	1.1
Non-Current Liabilities:
Other Liabilities
Commodity futures contracts	0.6	—	—	—
Total Liabilities	$2.0	$0.3	$0.3	$1.1
 (1) All derivative instruments are classified as Level 2 within the fair value hierarchy. See Note 17 for more information.

Derivatives Designated as Cash Flow Hedges	For the Three Months Ended March 31,
	2018	2017
Amount of Gain reclassified from AOCL into Income (effective portion) (1)	$(4.6)	$(3.0)
Amount of Loss recognized in Net income (ineffective portion) (2)(3)	—	1.1

Derivatives Not Designated as Hedging Instruments	For the Three Months Ended March 31,
	2018	2017
Amount of (Gain)/Loss Recognized in Net Income:
Commodity futures contracts (2)	$0.6	$(0.8)
Foreign currency forward contracts (2)	(0.7)	(0.7)
	$(0.1)	$(1.5)
(1) The gain was recorded in Cost of goods sold in the accompanying Consolidated Statements of Operations.
(2) The (gain)/loss was recorded in Losses and other expenses, net in the accompanying Consolidated Statements of Operations.
(3) The ASU 2017-12 eliminates the requirement to disclose the amount of hedge ineffectiveness prospectively because this amount is no longer separately measured and reported.

6. Income Taxes:

As of March 31, 2018, we had no unrecognized tax benefits.

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

Since January 1, 2018, several states have enacted legislation effective for tax years beginning on or after January 1, 2018, including changes to tax rates and apportionment methods. The impact of these changes is immaterial.

On October 24, 2016, the FASB issued ASU No. 2016-16, Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory, which requires companies to recognize the income tax effects of intercompany sales and transfers of assets other than inventory in the period in which the transfer occurs. Prior to ASU 2016-16, companies were required to defer the income tax effects of intercompany transfers of assets until the asset had been sold to an outside party or otherwise recognized. The new guidance is effective for public business entities for annual periods beginning after December 15, 2017 and interim periods within those annual periods. The guidance requires companies to apply a modified retrospective approach with a cumulative catch-up adjustment to opening retained earnings in the period of adoption. Accordingly, we recorded a $5.1 million decrease to opening retained earnings in the period ending March 31, 2018.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, the new global intangible low-taxed income ("GILTI") tax rules. Because of the complexity of the new GILTI tax rules, we are continuing to evaluate this provision of the Tax Act and the application of ASC 740. Under U.S. GAAP, we are allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into a company’s measurement of its deferred taxes (the “deferred method”). Our selection of an accounting policy with respect to the new GILTI tax rules will depend, in part, on analyzing our global income to determine whether we expect to have future U.S. inclusions in taxable income related to GILTI and, if so, what the impact is expected to be. We are not currently able to reasonably estimate the effect of the new GILTI tax rules on future U.S. inclusions in taxable income as the expected future impact of this provision of the Tax Act depends on our current structure and business. Therefore, although we have considered the current effects of GILTI when estimating our annual effective tax rate, we have not made any adjustments related to potential GILTI tax in our deferred taxes and have not made a policy decision regarding whether to record deferred taxes on GILTI.

On February 14, 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which permits companies to reclassify stranded tax effects caused by 2017 tax reform between accumulated other comprehensive income (“AOCI”) and retained earnings. We have elected to adopt ASU 2018-02 to reclassify the income tax effects of the 2017 Act from AOCI to retained earnings for the period ending March 31, 2018. Accordingly, we recorded a $22.7 million increase to opening retained earnings in the period ending March 31, 2018 to reclassify the effect of the change in the U.S. federal corporate income tax rate, including the reduction in the federal benefit associated with state taxes, on the gross deferred tax amounts and related valuation allowances at the date of enactment of the Tax Cuts and Jobs Act related to items remaining in AOCI.

7. Commitments and Contingencies:

Product Warranties and Product Related Contingencies

We provide warranties to customers for some of our products and record liabilities for the estimated future warranty-related costs based on failure rates, cost experience and other factors. We periodically review the assumptions used to determine the product warranty liabilities and will adjust the liabilities in future periods for changes in assumptions, as necessary.

Liabilities for estimated product warranty costs related to continuing operations are included in the following captions on the accompanying Consolidated Balance Sheets (in millions):

	As of March 31, 2018	As of December 31, 2017
Accrued expenses	$34.5	$34.8
Other liabilities	74.3	75.1
Total warranty liability	$108.8	$109.9
The changes in product warranty liabilities related to continuing operations for the three months ended March 31, 2018 were as follows (in millions):

Total warranty liability as of December 31, 2017	$109.9
Warranty claims paid	(5.0)
Changes resulting from issuance of new warranties	7.4
Changes in estimates associated with pre-existing liabilities	(2.6)
Changes in foreign currency translation rates and other	—
Warranty liability from assets held for sale	(0.9)
Total warranty liability as of March 31, 2018	$108.8

We have incurred, and will likely continue to incur, product costs not covered by insurance or our suppliers’ warranties, which are not included in the tables immediately above. Also, to satisfy our customers and protect our brands, we have repaired or replaced installed products experiencing quality-related issues, and will likely continue such repairs and replacements. Liabilities, for such quality related issues, are not material.

Litigation

We are involved in a number of claims and lawsuits incident to the operation of our businesses. Insurance coverages are maintained and estimated costs are recorded for such claims and lawsuits, including costs to settle claims and lawsuits, based on experience involving similar matters and specific facts known.

Some of these claims and lawsuits allege personal injury or health problems resulting from exposure to asbestos that was integrated into certain of our products. We have never manufactured asbestos and have not incorporated asbestos-containing components into our products for several decades. A substantial majority of these asbestos-related claims have been covered by insurance or other forms of indemnity or have been dismissed without payment. The remainder of our closed cases have been resolved for amounts that are not material, individually or in the aggregate. Our defense costs for asbestos-related claims are generally covered by insurance; however, our insurance coverage for settlements and judgments for asbestos-related claims varies depending on several factors and are subject to policy limits, so we may have greater financial exposure for future settlements and judgments. For the three months ended March 31, 2018 and 2017, expense for asbestos-related litigation was $2.1 million and $1.7 million, respectively, net of probable insurance recoveries, for known and future asbestos-related litigation and is recorded in Losses and other expenses, net in the Consolidated Statements of Operations.

In October 2016, we self-reported to the Securities and Exchange Commission ("SEC") and the Department of Justice ("DOJ") an alleged payment in the amount of 30,000 rubles (approximately US $475) to a Russian customs broker or official. Under the oversight of our Audit Committee, we initiated an investigation into this matter with the assistance of external legal counsel and external forensic accountants.The scope of the investigation was later expanded to include our operations in Poland and Ukraine. The investigation raised questions regarding possible irregularities with respect to non-compliance with customs documents and procedures related to these operations. We concluded our investigation and communicated our findings to the SEC and the DOJ. We fully cooperated with the SEC and the DOJ regarding this matter. The DOJ has declined to prosecute this matter.

It is management's opinion that none of these claims or lawsuits or any threatened litigation will have a material adverse effect on our financial condition, results of operations or cash flows. Claims and lawsuits, however, involve uncertainties and it is possible that their eventual outcome could adversely affect our results of operations for a particular period.

8. Lines of Credit and Financing Arrangements:

The following table summarizes our outstanding debt obligations and their classification in the accompanying Consolidated Balance Sheets (in millions):

	As of March 31, 2018	As of December 31, 2017
Short-Term Debt:
Foreign obligations	$0.9	$0.9
Total short-term debt	$0.9	$0.9
Current maturities of long-term debt:
Capital lease obligations	$0.5	$3.2
Domestic credit facility	30.0	30.0
Debt issuance costs	(0.6)	(0.6)
Total current maturities of long-term debt	$29.9	$32.6
Long-Term Debt:
Asset Securitization Program	$225.0	$276.0
Capital lease obligations	11.9	11.9
Domestic credit facility	675.5	337.0
Senior unsecured notes	350.0	350.0
Debt issuance costs	(4.1)	(4.4)
Total long-term debt	$1,258.3	$970.5
Total debt	$1,289.1	$1,004.0

Short-Term Debt

Foreign Obligations

Through several of our foreign subsidiaries, we have facilities available to assist in financing seasonal borrowing needs for our foreign locations. We had $0.9 million and $0.9 million of foreign obligations outstanding as of March 31, 2018 and December 31, 2017, respectively, that were primarily borrowings under non-committed facilities. Proceeds on these facilities were $0.3 million and $0.3 million during the three months ended March 31, 2018 and 2017, respectively. Repayments on the facilities were $0.4 million and $1.1 million during the three months ended March 31, 2018 and 2017, respectively.

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

The ASP provides for a maximum securitization amount ranging from $225.0 million to $380.0 million, depending on the period. The maximum capacity under the ASP is the lesser of the maximum securitization amount or 100% of the net pool balance less allowances, as defined by the ASP. Eligibility for securitization is limited based on the amount and quality of the qualifying accounts receivable and is calculated monthly. The eligible amounts available and beneficial interests sold were as follows (in millions):

	As of March 31, 2018	As of December 31, 2017
Eligible amount available under the ASP on qualified accounts receivable	$225.0	$290.0
Less: Beneficial interest sold	(225.0)	(276.0)
Remaining amount available	$—	$14.0
We pay certain discount fees to use the ASP and to have the facility available to us. These fees relate to both the used and unused portions of the securitization. The used fee is based on the beneficial interest sold and calculated on either the average LIBOR rate or floating commercial paper rate determined by the purchaser of the beneficial interest, plus a program fee of 0.70%. The average rates as of March 31, 2018 and December 31, 2017 were 2.63% and 2.60%, respectively. The unused fee is based on 101% of the maximum available amount less the beneficial interest sold and is calculated at a 0.35% fixed rate throughout the term of the agreement. We recorded these fees in Interest expense, net in the accompanying Consolidated Statements of Operations.

The ASP contains certain restrictive covenants relating to the quality of our accounts receivable and cross-default provisions with our Sixth Amended and Restated Credit Facility Agreement ("Domestic Credit Facility"), senior unsecured notes and any other indebtedness we may have over $75.0 million. The administrative agent under the ASP is also a participant in our Domestic Credit Facility. The participating financial institutions have investment grade credit ratings. We continue to evaluate their credit ratings and have no reason to believe they will not perform under the ASP. As of March 31, 2018, we believe we were in compliance with all covenant requirements.

Long-Term Debt

Domestic Credit Facility

On August 30, 2016, we replaced an earlier credit facility with the Domestic Credit Facility, which consists of a $650.0 million unsecured revolving credit facility and a $250.0 million unsecured term loan and matures in August 2021 (the "Maturity Date"). Under our Domestic Credit Facility, we had outstanding borrowings of $705.5 million, of which $212.5 million was the term loan balance, as well as $2.9 million committed to standby letters of credit as of March 31, 2018. Subject to covenant limitations, $154.1 million was available for future borrowings. The unsecured term loan also matures on the Maturity Date and requires quarterly principal repayments of $7.5 million. The revolving credit facility includes a subfacility for swingline loans of up to $65.0 million. Additionally, at our request and subject to certain conditions, the commitments under the Domestic Credit Facility may be increased by a maximum of $350.0 million as long as existing or new lenders agree to provide such additional commitments.

Our weighted average borrowing rate on the facility was as follows:

	As of March 31, 2018	As of December 31, 2017
Weighted average borrowing rate	3.03%	2.76%
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

If any event of default occurs and is continuing, lenders with a majority of the aggregate commitments may require the administrative agent to terminate our right to borrow under our Domestic Credit Facility and accelerate amounts due under our Domestic Credit Facility (except for a bankruptcy event of default, in which case such amounts will automatically become due and payable and the lenders’ commitments will automatically terminate). As of March 31, 2018, we believe we were in compliance with all covenant requirements.

Senior Unsecured Notes

We issued $350.0 million of senior unsecured notes in November 2016 (the "Notes") which will mature on November 15, 2023 with interest being paid on May 15 and November 15 at 3.00% per annum semiannually. The Notes are guaranteed, on a senior unsecured basis, by each of our domestic subsidiaries that guarantee indebtedness under our Domestic Credit Facility. The indenture governing the Notes contains covenants that, among other things, limit our ability and the ability of the subsidiary guarantors to: create or incur certain liens; enter into certain sale and leaseback transactions; and enter into certain mergers, consolidations and transfers of substantially all of our assets. The indenture also contains a cross default provision which is triggered if we default on other debt of at least $75.0 million in principal which is then accelerated, and such acceleration is not rescinded within 30 days of the notice date. As of March 31, 2018, we believe we were in compliance with all covenant requirements.

9. Pension and Post-Retirement Benefit Plans:

On March 10, 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. ASU 2017-07 changes the income statement presentation of defined benefit plan expense by requiring separation between operating expense (service cost component) and non-operating expense (all other components, including interest cost, amortization of prior service cost, curtailments and settlements, etc.). The operating expense component is reported with similar compensation costs while the non-operating components are reported in Other expense, net in the Statement of Operations. In addition, only the service cost component is eligible for capitalization as part of an asset such as inventory or property, plant and equipment. We elected the practical expedient to use the prior year's disclosure as a basis for the retroactive adoption of the ASU. The ASU did not have a material impact on our financial results.
The components of net periodic benefit cost were as follows (in millions):

	For the Three Months Ended March 31,
	2018	2017	2018	2017
	Pension Benefits		Other Benefits
Service cost	$1.4	$1.3	$—	$—
Interest cost	3.1	3.2	—	—
Expected return on plan assets	(4.7)	(5.4)	—	—
Amortization of prior service cost	—	0.1	(0.3)	(0.6)
Recognized actuarial loss	2.3	2.1	0.3	0.3
Settlements and curtailments	—	0.3	—	—
Net periodic benefit cost	$2.1	$1.6	$—	$(0.3)
In January 2018, we reduced our estimated long-term rate of return on plan assets for U.S. pension plans from 7.5% to 6.5%. A 25 basis point decrease in the long-term rate of return will result in a $0.7 million increase in net periodic benefit cost for U.S. pension plans.

10. Stock-Based Compensation:

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

	For the Three Months Ended March 31,
	2018	2017
Stock-based compensation expense (1)	$4.8	$4.9
(1) All expense was recorded in our Corporate and Other business segment.

11. Stock Repurchases:

Our Board of Directors has authorized a total of $2.5 billion to repurchase shares of our common stock (collectively referred to as the "Share Repurchase Plans"), including a $500 million share repurchase authorization in March 2018. The Share Repurchase Plans authorize open market repurchase transactions and do not have a stated expiration date. As of March 31, 2018, $746 million of shares may yet be repurchased under the Share Repurchase Plans.

On February 8, 2018, the Company entered into a Fixed Dollar Accelerated Share Repurchase Transaction (the “ASR Agreement”) with MUFG Securities EMEA plc ("MUFG"), to effect an accelerated stock buyback of our common stock. Under the ASR Agreement, on February 8, 2018, we paid MUFG an initial purchase price of $150 million, and MUFG delivered to us common stock, representing approximately 85% of the shares expected to be purchased under the ASR Agreement. The ASR was completed in April of 2018 and MUFG delivered additional shares for a total of 0.7 million shares of common stock repurchased as part of this ASR Agreement.

We also repurchased 0.1 million shares for $18.1 million during the three months ended March 31, 2018 from employees who surrendered their shares to satisfy minimum tax withholding obligations upon the exercise of long-term incentive awards.

12. Comprehensive Income:

The following table provides information on items not reclassified in their entirety from AOCL to Net income in the accompanying Consolidated Statements of Operations (in millions):

	For the Three Months Ended March 31,		Affected Line Item(s) in the Consolidated Statements of Operations
	2018	2017
Gains/(Losses) on cash flow hedges:
Commodity futures contracts	$4.6	$3.0	Cost of goods sold
Income tax expense	(1.1)	(1.0)	Provision for income taxes
Net of tax	$3.5	$2.0

Defined Benefit Plan items:
Pension and post-retirement benefit costs	$(2.3)	$(1.9)	Cost of goods sold; Selling, general and administrative expenses
Income tax benefit	0.6	0.6	Provision for income taxes
Net of tax	$(1.7)	$(1.3)

Total reclassifications from AOCL	$1.8	$0.7

The following table provides information on changes in AOCL, by component (net of tax), for the three months ended March 31, 2018 (in millions):

	Gains (Losses) on Cash Flow Hedges	Unrealized Gains on Available-for-Sale Securities	Defined Benefit Pension Plan Items	Foreign Currency Translation Adjustments	Total AOCL
Balance as of December 31, 2017	$7.4	$1.8	$(127.5)	$(39.1)	$(157.4)
Other comprehensive (loss) income before reclassifications	(2.1)	(1.8)	(26.1)	7.9	(22.1)
Amounts reclassified from AOCL	(3.5)	—	1.7	—	(1.8)
Net other comprehensive (loss) income	(5.6)	(1.8)	(24.4)	7.9	(23.9)
Balance as of March 31, 2018	$1.8	$—	$(151.9)	$(31.2)	$(181.3)

13. Restructuring Charges:

We record restructuring charges associated with management-approved restructuring plans when we reorganize or remove duplicative headcount and infrastructure within our businesses. Restructuring charges include severance costs to eliminate a specified number of employees, infrastructure charges to vacate facilities and consolidate operations, contract cancellation costs and other related activities. The timing of associated cash payments is dependent upon the type of restructuring charge and can extend over a multi-year period. Restructuring charges are not included in our calculation of segment profit (loss), as more fully explained in Note 16.

Restructuring Activities in 2018

Information regarding the restructuring charges for all ongoing activities is presented in the following table (in millions):

	Charges Incurred in 2018	Charges Incurred to Date	Total Charges Expected to be Incurred
Severance and related expense	$0.1	$11.4	$11.4
Asset write-offs and accelerated depreciation	—	3.2	3.2
Lease termination	0.7	0.9	0.9
Other	0.1	4.2	5.5
Total restructuring charges	$0.9	$19.7	$21.0
While restructuring charges are excluded from our calculation of segment profit (loss), the table below presents the restructuring charges associated with each segment (in millions):

	Charges Incurred in 2018	Charges Incurred to Date	Total Charges Expected to be Incurred
Residential Heating & Cooling	$0.1	$1.5	$2.8
Commercial Heating & Cooling	0.7	2.7	2.7
Refrigeration	0.1	13.2	13.2
Corporate & Other	—	2.3	2.3
Total restructuring charges	$0.9	$19.7	$21.0

Restructuring accruals are included in Accrued expenses in the accompanying Consolidated Balance Sheets. The table below details the activity in 2018 within the restructuring accruals (in millions):

	Balance as of December 31, 2017	Included in Earnings	Cash Utilization	Non-Cash Utilization and Other	Balance as of March 31,2018
Severance and related expense	$0.2	$0.1	$(0.2)	$—	$0.1
Asset write-offs and accelerated depreciation	—	—	—	—	—
Lease termination	—	0.7	—	(0.1)	0.6
Other	—	0.1	(0.1)	—	—
Total restructuring accruals	$0.2	$0.9	$(0.3)	$(0.1)	$0.7

14. Assets Held for Sale:

We have assets held for sale as it relates to our Australia, New Zealand and Asia businesses. During the first quarter of 2018, we obtained board approval and signed an agreement with Beijer Ref AB, a Stockholm Stock Exchange-listed company, for the sale of our Australia, New Zealand and Asia businesses. The sale is expected to close in the second quarter of 2018.

The following table presents the assets and liabilities associated with our Australia, New Zealand and Asia businesses classified as held for sale as of March 31, 2018.

(Amounts in millions)	As of March 31, 2018
Assets held for sale
Accounts and notes receivable, net of allowances	$22.1
Inventories, net	46.9
Other assets	3.6
Property, plant and equipment, net of accumulated depreciation	12.2
Deferred income taxes	4.5
Other assets, net	4.0
Goodwill	10.3
Loss on assets held for sale	(10.3)
Total assets held for sale	$93.3

Liabilities held for sale
Accounts payable	$17.0
Accrued expenses	10.7
Income taxes payable	0.5
Other liabilities	0.5
Total liabilities held for sale	$28.7

Based on the expected proceeds from the sale, net of selling costs, we recorded a loss on the assets held for sale of $10.3 million during the quarter ended March 31, 2018.

15. Earnings Per Share:

Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net income by the sum of the weighted-average number of shares and the number of equivalent shares assumed outstanding, if dilutive, under our stock-based compensation plans.

The computations of basic and diluted earnings per share for Income from continuing operations were as follows (in millions, except per share data):

	For the Three Months Ended March 31,
	2018	2017
Net income	$37.9	$43.5
Add: Loss from discontinued operations	—	—
Income from continuing operations	$37.9	$43.5

Weighted-average shares outstanding – basic	41.5	42.8
Add: Potential effect of dilutive securities attributable to stock-based payments	0.6	0.7
Weighted-average shares outstanding – diluted	42.1	43.5

Earnings per share – Basic:
Income from continuing operations	$0.91	$1.02
Loss from discontinued operations	—	—
Net income	$0.91	$1.02

Earnings per share – Diluted:
Income from continuing operations	$0.90	$1.00
Loss from discontinued operations	—	—
Net income	$0.90	$1.00

The following stock appreciation rights and restricted stock units were outstanding but not included in the diluted earnings per share calculation because the assumed exercise of such rights would have been anti-dilutive (in millions, except for per share data):

	For the Three Months Ended March 31,
	2018	2017
Weighted-average number of shares	0.2	0.2
Price per share	$205.53	$156.94

16. Reportable Business Segments:

We operate in three reportable business segments of the heating, ventilation, air conditioning and refrigeration (“HVACR”) industry. Our segments are organized primarily by the nature of the products and services we provide. The following table describes each segment:

Segment	Product or Services	Markets Served	Geographic Areas
Residential Heating & Cooling	Furnaces, air conditioners, heat pumps, packaged heating and cooling systems, indoor air quality equipment, comfort control products, replacement parts	Residential Replacement; Residential New Construction	United States Canada
Commercial Heating & Cooling	Unitary heating and air conditioning equipment, applied systems, controls, installation and service of commercial heating and cooling equipment	Light Commercial	United States Canada Europe Central America South America
Refrigeration	Condensing units, unit coolers, fluid coolers, air cooled condensers, air handlers, process chillers, controls, compressorized racks, supermarket display cases and systems	Light Commercial; Food Preservation; Non-Food/Industrial	United States Canada Europe Asia Pacific South America Central America

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

Segment Data

Net sales and segment profit (loss) for each segment, along with a reconciliation of segment profit (loss) to Operating income, are shown below (in millions):

	For the Three Months Ended March 31,
	2018	2017
Net sales
Residential Heating & Cooling	$453.7	$419.8
Commercial Heating & Cooling	205.5	195.5
Refrigeration	175.6	178.1
	$834.8	$793.4

Segment profit (loss) (1)
Residential Heating & Cooling	$51.3	$42.5
Commercial Heating & Cooling	19.5	19.1
Refrigeration	11.2	14.1
Corporate and other	(11.2)	(11.0)
Total segment profit	70.8	64.7
Reconciliation to Operating income:
One time inventory write down	0.1	—
Loss on assets held for sale	10.3	—
Items in Losses (Gains) and other expenses, net that are excluded from segment profit (loss) (1)	6.5	3.8
Restructuring charges	0.9	0.1
Operating income	$53.0	$60.8
(1) We define segment profit (loss) as a segment's operating income included in the accompanying Consolidated Statements of Operations, excluding:

•	The following items in Losses (gains) and other expenses, net:

◦	Net change in unrealized losses (gains) on unsettled futures contracts,

◦	Special legal contingency charges,

◦	Asbestos-related litigation,

◦	Contractor tax payments,

◦	Environmental liabilities,

◦	Acquisition costs,

◦	Other items, net,

•	One time inventory write down,

•	Loss on assets held for sale; and,

•	Restructuring charges.

Total Assets by Segment

Except for the seasonal increase in total assets across all reportable segments, there have not been any material changes in the composition of total assets by segment since December 31, 2017; however, during the quarter we have reclassified assets and liabilities related to our Australia, New Zealand and Asia businesses as Assets held for sale in our Consolidated Balance Sheet. Refer to Note 14 for details regarding assets held for sale.

17. Fair Value Measurements:

Fair Value Hierarchy

The methodologies used to determine the fair value of our financial assets and liabilities at March 31, 2018 were the same as those used at December 31, 2017.

Assets and Liabilities Carried at Fair Value on a Recurring Basis

Derivatives

Derivatives were classified as Level 2 and primarily valued using estimated future cash flows based on observed prices from exchange-traded derivatives. We also considered the counterparty's creditworthiness, or our own creditworthiness, as appropriate. Adjustments were recorded to reflect the risk of credit default, however, they were insignificant to the overall value of the derivatives. Refer to Note 5 for more information related to our derivative instruments.

Marketable Equity Securities

The following table presents the fair value of an investment in marketable equity securities, classified as Level 1 and related to publicly traded stock of a non-U.S. company, recorded in Other assets, net in the accompanying Consolidated Balance Sheets (in millions):

	As of March 31, 2018	As of December 31, 2017
Investment in marketable equity securities	$3.9	$4.1

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

	As of March 31, 2018	As of December 31, 2017
Senior unsecured notes	$300.0	$308.1

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

The condensed consolidating financial statements reflect the investments in subsidiaries of the Company using the equity method of accounting. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. Condensed consolidating financial statements of the Company, its Guarantor Subsidiaries and Non-Guarantor Subsidiaries as of March 31, 2018 and December 31, 2017 and for the three months ended March 31, 2018 and 2017 are shown on the following pages.

Lennox International Inc. and Subsidiaries
Condensed Consolidating Balance Sheets
As of March 31, 2018

(Amounts in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$1.4	$15.0	$40.7	$—	$57.1
Accounts and notes receivable, net	—	49.4	479.1	—	528.5
Inventories, net	—	469.2	97.8	(5.5)	561.5
Assets held for sale	—	—	93.3	—	93.3
Other assets	7.3	69.8	63.1	(33.8)	106.4
Total current assets	8.7	603.4	774.0	(39.3)	1,346.8
Property, plant and equipment, net	—	259.0	135.1	(4.0)	390.1
Goodwill	—	134.9	55.4	—	190.3
Investment in subsidiaries	1,524.7	472.6	(12.5)	(1,984.8)	—
Deferred income taxes	4.7	71.5	30.0	(12.2)	94.0
Other assets, net	3.1	45.0	18.3	(1.5)	64.9
Intercompany (payables) receivables, net	(555.5)	576.1	82.2	(102.8)	—
Total assets	$985.7	$2,162.5	$1,082.5	$(2,144.6)	$2,086.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$—	$0.9	$—	$0.9
Current maturities of long-term debt	29.4	0.2	0.3	—	29.9
Accounts payable	21.1	278.5	106.0	—	405.6
Accrued expenses	6.0	179.1	40.9	—	226.0
Liabilities held for sale	—	—	28.7	—	28.7
Income taxes payable (receivable)	11.4	20.7	40.4	(50.8)	21.7
Total current liabilities	67.9	478.5	217.2	(50.8)	712.8
Long-term debt	1,021.6	11.7	225.0	—	1,258.3
Post-retirement benefits, other than pensions	—	2.5	—	—	2.5
Pensions	—	76.3	9.6	—	85.9
Other liabilities	(1.2)	122.1	8.3	—	129.2
Total liabilities	1,088.3	691.1	460.1	(50.8)	2,188.7
Commitments and contingencies
Total stockholders' equity	(102.6)	1,471.4	622.4	(2,093.8)	(102.6)
Total liabilities and stockholders' equity	$985.7	$2,162.5	$1,082.5	$(2,144.6)	$2,086.1

Lennox International Inc. and Subsidiaries
Condensed Consolidating Balance Sheets
As of December 31, 2017

(Amounts in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$1.6	$28.0	$38.6	$—	$68.2
Accounts and notes receivable, net	—	35.3	471.2	—	506.5
Inventories, net	—	355.7	131.9	(3.4)	484.2
Other assets	16.2	23.1	67.5	(28.4)	78.4
Total current assets	17.8	442.1	709.2	(31.8)	1,137.3
Property, plant and equipment, net	—	257.6	144.4	(4.2)	397.8
Goodwill	—	134.9	65.6	—	200.5
Investment in subsidiaries	1,257.7	365.8	(0.6)	(1,622.9)	—
Deferred income taxes	3.9	69.1	33.6	(12.2)	94.4
Other assets, net	2.1	41.3	19.6	(1.5)	61.5
Intercompany (payables) receivables, net	(559.3)	554.7	107.4	(102.8)	—
Total assets	$722.2	$1,865.5	$1,079.2	$(1,775.4)	$1,891.5
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$—	$0.9	$—	$0.9
Current maturities of long-term debt	29.4	2.9	0.3	—	32.6
Accounts payable	21.3	228.0	99.3	—	348.6
Accrued expenses	3.1	209.4	57.8	—	270.3
Income taxes (receivable) payable	(64.5)	56.5	60.9	(50.8)	2.1
Total current liabilities	(10.7)	496.8	219.2	(50.8)	654.5
Long-term debt	682.8	11.7	276.0	—	970.5
Post-retirement benefits, other than pensions	—	2.6	—	—	2.6
Pensions	—	74.7	9.8	—	84.5
Other liabilities	—	120.6	8.7	—	129.3
Total liabilities	672.1	706.4	513.7	(50.8)	1,841.4
Commitments and contingencies
Total stockholders' equity	50.1	1,159.1	565.5	(1,724.6)	50.1
Total liabilities and stockholders' equity	$722.2	$1,865.5	$1,079.2	$(1,775.4)	$1,891.5

Lennox International Inc. and Subsidiaries
Condensed Consolidating Statements of Operations and Comprehensive Income
For the Three Months Ended March 31, 2018

(Amounts in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$716.3	$279.0	$(160.5)	$834.8
Cost of goods sold	—	533.4	236.5	(158.3)	611.6
Gross profit	—	182.9	42.5	(2.2)	223.2
Operating expenses:
Selling, general and administrative expenses	—	133.7	21.7	(0.2)	155.2
Losses (gains) and other expenses, net	1.2	4.0	2.2	(0.1)	7.3
Restructuring charges	—	0.7	0.2	—	0.9
Loss on assets held for sale	—	—	10.3	—	10.3
Income from equity method investments	(40.6)	(4.6)	(3.0)	44.7	(3.5)
Operating income	39.4	49.1	11.1	(46.6)	53.0
Interest expense, net	2.4	4.1	1.9	—	8.4
Other expense, net	—	0.6	—	—	0.6
Income from continuing operations before income taxes	37.0	44.4	9.2	(46.6)	44.0
Provision for income tax (benefit) expense	(0.9)	5.5	1.3	0.2	6.1
Income from continuing operations	37.9	38.9	7.9	(46.8)	37.9
Loss from discontinued operations, net of tax	—	—	—	—	—
Net income	$37.9	$38.9	$7.9	$(46.8)	$37.9
Other comprehensive income, net of tax	(7.1)	(20.7)	3.9	—	(23.9)
Comprehensive income (loss)	$30.8	$18.2	$11.8	$(46.8)	$14.0

Lennox International Inc. and Subsidiaries
Condensed Consolidating Statements of Operations and Comprehensive Income
For the Three Months Ended March 31, 2017

(Amounts in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$686.3	$258.8	$(151.7)	$793.4
Cost of goods sold	—	513.3	217.7	(148.5)	582.5
Gross profit	—	173.0	41.1	(3.2)	210.9
Operating expenses:
Selling, general and administrative expenses	—	130.5	22.1	(0.2)	152.4
Losses (gains) and other expenses, net	0.6	2.0	0.6	(0.1)	3.1
Restructuring charges	—	—	0.1	—	0.1
Income from equity method investments	(48.6)	(12.7)	(4.9)	60.7	(5.5)
Operating income	48.0	53.2	23.2	(63.6)	60.8
Interest expense, net	7.2	(0.8)	1.0	—	7.4
Other expense, net	—	—	—	—	—
Income from continuing operations before income taxes	40.8	54.0	22.2	(63.6)	53.4
Provision for income tax (benefit) expense	(2.7)	7.1	6.3	(0.8)	9.9
Income from continuing operations	43.5	46.9	15.9	(62.8)	43.5
Loss from discontinued operations, net of tax	—	—	—	—	—
Net income	$43.5	$46.9	$15.9	$(62.8)	$43.5
Other comprehensive (loss) income, net of tax	(71.2)	(29.4)	10.8	108.4	18.6
Comprehensive (loss) income	$(27.7)	$17.5	$26.7	$45.6	$62.1

Lennox International Inc. and Subsidiaries
Condensed Consolidating Statements of Cash Flows
For the Three Months Ended March 31, 2018

(Amounts in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$104.4	$(158.6)	$(29.3)	$—	$(83.5)
Cash flows from investing activities:
Proceeds from the disposal of property, plant and equipment	—	—	0.1	—	0.1
Purchases of property, plant and equipment	—	(17.3)	(5.4)	—	(22.7)
Net cash used in investing activities	—	(17.3)	(5.3)	—	(22.6)
Cash flows from financing activities:
Short-term borrowings, net	—	—	(0.1)	—	(0.1)
Asset securitization borrowings	—	—	—	—	—
Asset securitization payments	—	—	(51.0)	—	(51.0)
Long-term debt payments	(7.5)	(2.7)	—	—	(10.2)
Long-term borrowings	—	—	—	—	—
Borrowings from credit facility	790.0	—	—	—	790.0
Payments on credit facility	(444.1)	—	—	—	(444.1)
Proceeds from employee stock purchases	0.8	—	—	—	0.8
Repurchases of common stock	(150.0)	—	—	—	(150.0)
Repurchases of common stock to satisfy employee withholding tax obligations	(18.1)	—	—	—	(18.1)
Intercompany debt	(47.5)	37.9	9.6	—	—
Intercompany financing activity	(206.9)	127.7	79.2	—	—
Cash dividends paid	(21.3)	—	—	—	(21.3)
Net cash (used in) provided by financing activities	(104.6)	162.9	37.7	—	96.0
Increase (decrease) in cash and cash equivalents	(0.2)	(13.0)	3.1	—	(10.1)
Effect of exchange rates on cash and cash equivalents	—	—	(1.0)	—	(1.0)
Cash and cash equivalents, beginning of period	1.6	28.0	38.6	—	68.2
Cash and cash equivalents, end of period	$1.4	$15.0	$40.7	$—	$57.1

Lennox International Inc. and Subsidiaries
Condensed Consolidating Statements of Cash Flows
For the Three Months Ended March 31, 2017

(Amounts in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$341.2	$(308.6)	$(140.2)	$—	$(107.6)
Cash flows from investing activities:
Proceeds from the disposal of property, plant and equipment	—	—	0.1	—	0.1
Purchases of property, plant and equipment	—	(22.0)	(2.9)	—	(24.9)
Net cash used in investing activities	—	(22.0)	(2.8)	—	(24.8)
Cash flows from financing activities:
Short-term borrowings, net	—	—	(0.8)	—	(0.8)
Asset securitization borrowings	—	—	150.0	—	150.0
Asset securitization payments	—	—	—	—	—
Long-term debt payments	—	(0.1)	(0.1)	—	(0.2)
Borrowings from credit facility	583.0	—	—	—	583.0
Payments on credit facility	(497.5)	—	—	—	(497.5)
Proceeds from employee stock purchases	0.7	—	—	—	0.7
Repurchases of common stock	(75.0)	—	—	—	(75.0)
Repurchases of common stock to satisfy employee withholding tax obligations	(13.3)	—	—	—	(13.3)
Intercompany debt	(29.3)	7.6	21.7	—	—
Intercompany financing activity	(291.0)	320.0	(29.0)	—	—
Cash dividends paid	(18.5)	—	—	—	(18.5)
Net cash (used in) provided by financing activities	(340.9)	327.5	141.8	—	128.4
Increase (decrease) in cash and cash equivalents	0.3	(3.1)	(1.2)	—	(4.0)
Effect of exchange rates on cash and cash equivalents	—	—	2.6	—	2.6
Cash and cash equivalents, beginning of period	1.2	17.1	31.9	—	50.2
Cash and cash equivalents, end of period	$1.5	$14.0	$33.3	$—	$48.8

19. Subsequent Event:

During the second quarter of 2018, we obtained board approval and signed an agreement with Elgin SA, a private Brazilian company, for the sale of our South America business. The sale is subject to Brazilian antitrust approval and is expected to close later this year.  We expect to take a non-cash charge of approximately $30 million during the second quarter of 2018 related to the sale of this business.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on information currently available to management as well as management’s assumptions and beliefs as of the date such statements were made. All statements, other than statements of historical fact, included in this Quarterly Report on Form 10-Q constitute forward-looking statements, including but not limited to statements identified by forward-looking terminology, such as the words “may,” “will,” “should,” “plan,” “anticipate,” “believe,” “intend,” “estimate” and “expect” and similar expressions. Such statements reflect our current views with respect to future events, based on what we believe are reasonable assumptions; however, such statements are subject to certain risks and uncertainties. In addition to the specific uncertainties discussed elsewhere in this Quarterly Report on Form 10-Q, the risk factors set forth in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, and those set forth in Part II, “Item 1A. Risk Factors” of this report, if any, may affect our performance and results of operations. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those in the forward-looking statements. We disclaim any intention or obligation to update or review any forward-looking statements or information, whether as a result of new information, future events or otherwise, except as required by law.

Business Overview

We operate in three reportable business segments of the heating, ventilation, air conditioning and refrigeration (“HVACR”) industry. Our reportable segments are Residential Heating & Cooling, Commercial Heating & Cooling, and Refrigeration. For additional information regarding our reportable segments, see Note 16 in the Notes to the Consolidated Financial Statements.

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

Financial Overview

In the first quarter of 2018, the Residential Heating & Cooling segment led our overall operational performance in the first quarter of 2018 with a 8% increase in net sales and had $9 million in increased segment profit compared to the first quarter of 2017. This segment's profits were up largely due to higher volumes and favorable price and mix. Our Commercial Heating &

Cooling segment had a 5% increase in net sales and relatively flat segment profit compared to the first quarter of 2017. The primary growth driver for this segment was volume gains. Sales in our Refrigeration segment decreased by 1% and segment profit was down $3 million compared to the the first quarter of 2017 due primarily to lower volumes, unfavorable mix, and factory inefficiencies.

Financial Highlights

•	Net sales increased $41 million, or 5%, to $835 million in the the first quarter of 2018 compared to the the first quarter of 2017.

•	Operating income in the the first quarter of 2018 decreased $8 million to $53 million.

•
Net income for the the first quarter of 2018 decreased $6 million to $38 million, including the $10 million loss on assets held for sale in the the first quarter of 2018 partially offset by the benefit of $4 million of discrete tax benefits related to excess tax benefits from share-based compensation.

•	Diluted earnings per share from continuing operations were $0.90 per share in the the first quarter of 2018 compared to $1.00 per share in the the first quarter of 2017.

•
During the three months ended March 31, 2018, we returned $21 million to shareholders through dividend payments and entered into an agreement to repurchase $150 million of common stock that was completed in April 2018.

First Quarter of 2018 Compared to First Quarter of 2017 - Consolidated Results

The following table provides a summary of our financial results, including information presented as a percentage of net sales:

	For the Three Months Ended March 31,
	Dollars (in millions)		Percent Change Fav/(Unfav)	Percent of Sales
	2018	2017		2018	2017
Net sales	$834.8	$793.4	5.2%	100.0%	100.0%
Cost of goods sold	611.6	582.5	(5.0)	73.3	73.4
Gross profit	223.2	210.9	5.8	26.7	26.6
Selling, general and administrative expenses	155.2	152.4	(1.8)	18.6	19.2
Losses and other expenses, net	7.3	3.1	(135.5)	0.9	0.4
Restructuring charges	0.9	0.1	(800.0)	0.1	—
Loss on assets held for sale	10.3	—	N/A	1.2	—
Income from equity method investments	(3.5)	(5.5)	(36.4)	(0.4)	(0.7)
Operating income	$53.0	$60.8	(12.8)%	6.3%	7.7%

Net Sales

Net sales increased 5% in the the first quarter of 2018 compared to the the first quarter of 2017, primarily from 3% higher sales volumes, 1% from favorable price and 1% from favorable foreign currency exchange rates. The Residential Heating & Cooling segment delivered higher volume from increased replacement equipment and increased parts and supplies sales. The Commercial Heating & Cooling segment delivered higher volume from our North American equipment business.

Gross Profit

Gross profit margin in the the first quarter of 2018 increased to 26.7% compared to 26.6% in the the first quarter of 2017. We saw positive margin increases of 100 basis points ("bps") from favorable price, 100 bps from lower material costs, 40 bps from total other product costs, 20 bps from product warranties, and 10 bps from favorable foreign currency exchange rates. Partially offsetting these increases were decreases of 120 bps from higher freight and distribution costs, 110 bps from higher commodity prices, and 30 bps from other costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, or SG&A, was $155 million in the the first quarter of 2018 compared to $152 million in the the first quarter of 2017, and as a percentage of net sales decreased 60 bps to 18.6%. SG&A increased primarily due to wage inflation.

Losses and Other Expenses, Net

Losses and other expenses, net for the the first quarter of 2018 and 2017 included the following (in millions):

	For the Three Months Ended March 31,
	2018	2017
Realized gains on settled future contracts	$(0.5)	$(0.4)
Foreign currency exchange losses (gains)	1.3	(0.2)
Loss on disposal of fixed assets	—	(0.1)
Net change in unrealized losses on unsettled futures contracts	1.1	0.7
Special legal contingency charges	0.2	0.9
Asbestos-related litigation	2.1	1.7
Environmental liabilities	0.3	0.5
Divestiture costs	2.5	—
Other items, net	0.3	—
Losses and other expenses, net (pre-tax)	$7.3	$3.1

The net change in unrealized losses on unsettled futures contracts was due to changes in commodity prices relative to the unsettled futures contract prices. For more information on our futures contracts, see Note 5 in the Notes to the Consolidated Financial Statements. For more information on special legal contingency charges and asbestos-related litigation, see Note 7 in the Notes to the Consolidated Financial Statements. The environmental liabilities relate to estimated remediation costs for contamination at some of our facilities.

Restructuring Charges

Restructuring charges were $1 million in the the first quarter of 2018. The charges in 2018 were primarily for projects to realign resources and enhance distribution capabilities. For additional information on our restructuring activities, refer to Note 13 in the Notes to the Consolidated Financial Statements.

Income from Equity Method Investments

We participate in two joint ventures that are engaged in the manufacture and sale of compressors, unit coolers and condensing units. We exert significant influence over these affiliates based upon our ownership, but do not control them due to venture partner participation. Accordingly, these joint ventures have been accounted for under the equity method and their financial position and results of operations are not consolidated. Income from equity method investments of $4 million in the the first quarter of 2018 was down $2 million when compared to the the first quarter of 2017.

Interest Expense, net

Interest expense, net of $8 million in the the first quarter of 2018 was up from $7 million in the first quarter of 2017 due to an increase in our average net borrowings and increasing interest rates.

Income Taxes

We expect our annual effective tax rate to be between 22% and 24%, excluding the impact of excess tax benefits recorded as a reduction of income taxes under ASU No. 2016-09.

Our effective tax rate was 13.9% for the first quarter of 2018, after the impact of excess tax benefits, compared to 18.5% for the first quarter of 2017, after the impact of excess tax benefits. The rate for the first quarter of 2018 is lower as compared to the first quarter of 2017 primarily due to the reduced U.S. federal corporate tax rate from enactment of the Tax Cuts and Jobs Act on December 22, 2017.

First Quarter of 2018 Compared to First Quarter of 2017 - Results by Segment

Residential Heating & Cooling

The following table presents our Residential Heating & Cooling segment's net sales and profit for the the first quarter of 2018 and 2017 (dollars in millions):

	For the Three Months Ended March 31,
	2018	2017	Difference	% Change
Net sales	$453.7	$419.8	$33.9	8.1%
Profit	$51.3	$42.5	$8.8	20.7%
% of net sales	11.3%	10.1%

Net sales increased by 8% in the the first quarter of 2018 compared to the the first quarter of 2017. Sales volume increased 5%, price and mix combined increased sales by 3%.

Segment profit in the the first quarter of 2018 increased $9 million compared to the the first quarter of 2017 due to $13 million from favorable price and mix, $6 million in higher sales volume, $5 million from sourcing and engineering-led cost reductions, $4 million from lower other product costs, and $1 million from improved factory productivity. Partially offsetting these increases was $9 million from higher freight and distribution costs, $6 million from higher commodity costs, $3 million from higher SG&A expense, and $2 million lower income from equity method investments.

Commercial Heating & Cooling

The following table presents our Commercial Heating & Cooling segment's net sales and profit for the first quarter of 2018 and 2017 (dollars in millions):

	For the Three Months Ended March 31,
	2018	2017	Difference	% Change
Net sales	$205.5	$195.5	$10.0	5.1%
Profit	$19.5	$19.1	$0.4	2.1%
% of net sales	9.5%	9.8%

Net sales increased by 5% in the first quarter of 2018 compared to the first quarter of 2017. Sales volume increased by 3%, favorable foreign currency exchange rates contributed 2% and price and mix combined were flat.

Segment profit in the first quarter of 2018 was flat compared to the first quarter of 2017 due to $2 million from favorable price, $2 million from lower SG&A, $1 million from higher sales volume, $1 million from sourcing and engineering-led cost reductions, and $1 million from lower other product costs. Offsetting these increases was $4 million from unfavorable mix, $2 million from higher commodity costs, and $1 million from higher freight and distribution costs.

Refrigeration

The following table presents our Refrigeration segment's net sales and profit for the first quarter of 2018 and 2017 (dollars in millions):

	For the Three Months Ended March 31,
	2018	2017	Difference	% Change
Net sales	$175.6	$178.1	$(2.5)	(1.4)%
Profit	$11.2	$14.1	$(2.9)	(20.6)%
% of net sales	6.4%	7.9%

Net sales decreased 1% in the first quarter of 2018 compared to the first quarter of 2017. Sales volume was lower by 4%, partially offset by 3% favorable foreign currency exchange rates.

Segment profit for the first quarter of 2018 decreased $3 million compared to the first quarter of 2017. The decrease was driven by $3 million of factory inefficiencies, $2 million from lower sales volume, $1 million from unfavorable mix, $1 million from higher commodity costs, and $1 million from lower equity method investments. Partially offsetting these decreases was $2 million from sourcing and engineering-led cost reductions, $1 million of favorable price, $1 million of lower other product costs, and $1 million of lower SG&A.

Corporate and Other

Corporate and other expenses in the first quarter of 2018 were flat compared to the first quarter of 2017.

Liquidity and Capital Resources

Our working capital and capital expenditure requirements are generally met through internally generated funds, bank lines of credit and an asset securitization arrangement. Working capital needs are generally greater in the first and second quarters due to the seasonal nature of our business cycle.

Statement of Cash Flows

The following table summarizes our cash flow activity for the three months ended March 31, 2018 and 2017 (in millions):

	For the Three Months Ended March 31,
	2018	2017
Net cash used in operating activities	$(83.5)	$(107.6)
Net cash used in investing activities	(22.6)	(24.8)
Net cash provided by financing activities	96.0	128.4

Net Cash Used in Operating Activities - The net cash used in operating activities in the first three months of 2018 and 2017 reflects the seasonal increase in working capital requirements. The decrease in cash used in operating activities in the first three months of 2018 as compared to 2017 was mainly due to the timing of working capital payments.

Net Cash Used in Investing Activities - Capital expenditures were $23 million and $25 million in the first three months of 2018 and 2017, respectively. Capital expenditures in 2018 were primarily related to expansion of our manufacturing capacity and equipment and investments in systems and software to support the overall enterprise.

Net Cash Provided by Financing Activities - Net cash provided by financing activities decreased in the first three months of 2018 to $96 million as compared to $128 million in the first three months of 2017. Cash continues to be provided by an increase in net borrowings and we continue to make share repurchases and dividend payments. During the first quarter of 2018, we entered into a $150 million accelerated share repurchase agreement that was settled in April 2018. For additional information on share repurchases, refer to Note 11 in the Notes to the Consolidated Financial Statements.

Debt Position

The following table details our lines of credit and financing arrangements as of March 31, 2018 (in millions):

Outstanding Borrowings
Short-term debt:
Foreign obligations	$0.9
Total short-term debt	$0.9
Current maturities of long-term debt:
Capital lease obligations	0.5
Domestic credit facility (1)	30.0
Debt issuance costs	(0.6)
Total current maturities of long-term debt	$29.9
Long-term debt:
Asset Securitization Program (2)	225.0
Capital lease obligations	11.9
Domestic credit facility (1)	675.5
Senior unsecured notes	350.0
Debt issuance costs	(4.1)
Total long-term debt	1,258.3
Total debt	$1,289.1
(1) The available future borrowings on our domestic credit facility are $154.1 million after being reduced by the outstanding borrowings and $2.9 million in outstanding standby letters of credit. We also had $32.1 million in outstanding standby letters of credit outside of the domestic credit facility as of March 31, 2018.
(2) The maximum securitization amount ranges from $225.0 million to $380.0 million, depending on the period. The maximum capacity of the ASP is the lesser of the maximum securitization amount or 100% of the net pool balance less reserves, as defined under the ASP.

Financial Leverage

We periodically review our capital structure to ensure the appropriate levels of leverage and liquidity. We may access the capital markets, as necessary, based on business needs and to take advantage of favorable interest rate environments or other market conditions. We also evaluate our debt-to-capital and debt-to-EBITDA ratios to determine, among other considerations, the appropriate targets for capital expenditures and share repurchases under our share repurchase programs. Our debt-to-total-capital ratio increased to 108.6% at March 31, 2018 from 95.2% at December 31, 2017.
As of March 31, 2018, our senior credit ratings were Baa3 with a stable outlook, and BBB with a stable outlook, by Moody's Investors Service, Inc. ("Moody's") and Standard & Poor's Rating Group ("S&P"), respectively. The security ratings are not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating. Our goal is to maintain investment grade ratings from Moody's and S&P to help ensure the capital markets remain available to us.

Liquidity

We believe our cash and cash equivalents of $57 million, future cash generated from operations and available future borrowings are sufficient to fund operations, planned capital expenditures, future contractual obligations, share repurchases, potential dividends and other needs in the foreseeable future. Included in our cash and cash equivalents of $57 million as of March 31, 2018 was $40.7 million of cash held in foreign locations. Our cash held in foreign locations is used for investing and operating activities in those locations, and we generally do not have the need or intent to repatriate those funds to the United States. An actual repatriation in the future from our non-U.S. subsidiaries could be subject to foreign withholding taxes and U.S. state taxes.

Our expected capital expenditures for 2018 are $100 million. We also continue to increase shareholder value through our share repurchase programs and dividend payments, with the completion of a $150 million accelerated share repurchase program initiated in the first three months of 2018 and the declaration of $21 million of cash dividends in the first three months of 2018.

Off Balance Sheet Arrangements

In addition to the credit facilities, promissory notes and leasing commitments described above, we also lease real estate and machinery and equipment pursuant to operating leases that are not capitalized on the balance sheet, including high-turnover equipment such as autos and service vehicles and short-lived equipment such as personal computers. Our operating lease commitments have not materially changed since December 31, 2017.

Commitments, Contingencies and Guarantees

For information regarding our commitments, contingencies and guarantees, see Note 7 in the Notes to the Consolidated Financial Statements.

Recent Accounting Pronouncements

See Note 1 in the Notes to the Consolidated Financial Statements for disclosure of recent accounting pronouncements and the potential impact on our financial statements and disclosures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting LII, see "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Our exposure to market risk has not changed materially since December 31, 2017.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our current management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2018, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes during the quarter ended March 31, 2018 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, which could materially affect our business, financial condition or results of operations. There have been no material changes to our risk factors from those disclosed in our 2017 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In the first quarter of 2018, we purchased shares of our common stock as follows:

	Total Number of Shares Purchased (1)	Average Price Paid per Share (including fees)	Total Number of Shares Purchased As Part of Publicly Announced Plans	Approximate Dollar Value of Shares that may yet be Purchased under our Share Repurchase Plans (in millions) (2) (3)
January 1 through February 3	11,886	$209.20	—	396.0
February 4 through February 24	680,801	193.34	660,485	246.0
February 25 through March 31	54,489	211.62	—	746.0
	747,176		660,485
(1) We repurchased 86,691 shares of common stock in January, February and March 2018 surrendered to LII to satisfy employee tax-withholding obligations in connection with the exercise of long-term incentive awards.
(2) After $150 million payment for Accelerated Share Repurchase Plan (ASR) executed in February 2018. Final settlement of the ASR occurred in April 2018. The ASR was offered pursuant to a previously announced repurchase plan. See Note 11 in the Notes to the Consolidated Financial Statements for further details.
(3) Our Board of Directors authorized an additional $500 million towards the repurchase of shares of our common stock in March 2018.

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
10.1
Amendment No. 7 to Amended and Restated Receivables Purchase Agreement among LPAC Corp., as the Seller, Lennox Industries Inc., as the Master Servicer, Victory Receivables Corporation, as Purchaser and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as Administrative Agent, a Liquidity Bank and a Purchaser Agent.(filed herewith)

10.2
Second Amendment To Sixth Amended and Restated Credit Facility Agreement dated March 16,2018, among Lennox International Inc., the lenders a party thereto, and J.P.Morgan Chase Bank, N.A.,as Administrative Agent (filed herewith).

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

Date: April 23, 2018