Form 10-Q
period 2018-06-30
LENNOX INTERNATIONAL INC
filed 2018-07-23
CIK 1069202

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
_________________________________________________
FORM 10-Q
 _________________________________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2018
Commission file number 001-15149
 _________________________________________________
LENNOX INTERNATIONAL INC.
Incorporated pursuant to the laws of the State of Delaware
_________________________________________________
Internal Revenue Service Employer Identification No. 42-0991521
2140 LAKE PARK BLVD., RICHARDSON, TEXAS, 75080
(972-497-5000)
_________________________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  [X]    No  [ ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  [X]    No  [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	[X]	Accelerated Filer	[ ]
Non-Accelerated Filer	[ ]	Smaller Reporting Company	[ ]
		Emerging growth company	[ ]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [ ]    No  [X]
As of July 13, 2018, the number of shares outstanding of the registrant’s common stock, par value $.01 per share, was 40,255,311.

LENNOX INTERNATIONAL INC.
FORM 10-Q
For the three and six months ended June 30, 2018

i

Part I - Financial Information
Item 1. Financial Statements
LENNOX INTERNATIONAL INC. AND SUBSIDIARIES Consolidated Balance Sheets

(Amounts in millions, except shares and par values)	As of June 30, 2018	As of December 31, 2017
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$39.4	$68.2
Accounts and notes receivable, net of allowances of $6.2 and $5.9 in 2018 and 2017, respectively	741.3	506.5
Inventories, net	540.2	484.2
Assets held for sale	11.6	—
Other assets	53.3	78.4
Total current assets	1,385.8	1,137.3
Property, plant and equipment, net of accumulated depreciation of $757.0 and $774.2 in 2018 and 2017, respectively	371.0	397.8
Goodwill	186.8	200.5
Deferred income taxes	89.2	94.4
Other assets, net	66.6	61.5
Total assets	$2,099.4	$1,891.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$3.8	$0.9
Current maturities of long-term debt	29.8	32.6
Accounts payable	437.5	348.6
Accrued expenses	253.6	270.3
Liabilities held for sale	7.4	—
Income taxes payable	12.0	2.1
Total current liabilities	744.1	654.5
Long-term debt	1,319.0	970.5
Post-retirement benefits, other than pensions	2.5	2.6
Pensions	86.5	84.5
Other liabilities	127.5	129.3
Total liabilities	2,279.6	1,841.4
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 200,000,000 shares authorized, 87,170,197 shares issued	0.9	0.9
Additional paid-in capital	1,068.4	1,061.5
Retained earnings	1,722.8	1,575.9
Accumulated other comprehensive loss	(181.0)	(157.4)
Treasury stock, at cost, 46,920,057 shares and 45,361,145 shares as of June 30, 2018 and December 31, 2017, respectively	(2,791.3)	(2,430.8)
Total stockholders' equity	(180.2)	50.1
Total liabilities and stockholders' equity	$2,099.4	$1,891.5
The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES Consolidated Statements of Operations (Unaudited)

(Amounts in millions, except per share data)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Net sales	$1,175.4	$1,102.1	$2,010.2	$1,895.6
Cost of goods sold	813.8	761.3	1,425.5	1,343.8
Gross profit	361.6	340.8	584.7	551.8
Operating Expenses:
Selling, general and administrative expenses	161.4	168.5	316.6	320.9
Losses and other expenses, net	0.2	2.3	7.5	5.4
Restructuring charges	0.5	0.1	1.3	0.2
(Gain) loss, net on sale of business and related property	(22.1)	—	(11.8)	—
Loss on assets held for sale	31.4	—	31.4	—
Income from equity method investments	(4.9)	(5.5)	(8.4)	(10.9)
Operating income	195.1	175.4	248.1	236.2
Interest expense, net	9.8	8.2	18.2	15.7
Other expense (income), net	0.8	(0.1)	1.4	(0.1)
Income from continuing operations before income taxes	184.5	167.3	228.5	220.6
Provision for income taxes	45.3	50.9	51.4	60.7
Income from continuing operations	139.2	116.4	177.1	159.9
Discontinued Operations:
Income (loss) from discontinued operations before income taxes	0.4	(1.5)	0.4	(1.5)
Income tax expense (benefit)	2.0	(0.6)	2.0	(0.6)
Loss from discontinued operations	(1.6)	(0.9)	(1.6)	(0.9)
Net income	$137.6	$115.5	$175.5	$159.0

Earnings per share – Basic:
Income from continuing operations	$3.42	$2.75	$4.31	$3.76
Loss from discontinued operations	(0.04)	(0.02)	(0.04)	(0.02)
Net income	$3.38	$2.73	$4.27	$3.74
Earnings per share – Diluted:
Income from continuing operations	$3.39	$2.71	$4.26	$3.70
Loss from discontinued operations	(0.04)	(0.02)	(0.04)	(0.02)
Net income	$3.35	$2.69	$4.22	$3.68

Weighted Average Number of Shares Outstanding - Basic	40.7	42.3	41.1	42.6
Weighted Average Number of Shares Outstanding - Diluted	41.1	42.9	41.6	43.2

Cash dividends declared per share	$0.64	$0.51	$1.15	$0.94

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES Consolidated Statements of Comprehensive Income (Unaudited)

(Amounts in millions)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$137.6	$115.5	$175.5	$159.0
Other comprehensive income:
Foreign currency translation adjustments	(20.9)	13.3	(12.9)	29.2
Reclassification of foreign currency translation adjustments into earnings	22.9	—	22.9	—
Net change in pension and post-retirement liabilities	(1.5)	(3.2)	(3.9)	(5.3)
Reclassification of pension and post-retirement benefit losses into earnings	2.4	1.9	4.7	3.6
Change in available-for-sale marketable equity securities	—	(0.7)	(1.8)	0.1
Net change in fair value of cash flow hedges	(0.6)	0.6	(5.0)	7.0
Reclassification of cash flow hedge gains into earnings	(2.6)	(2.8)	(7.2)	(5.9)
Other comprehensive (loss) income before income taxes	(0.3)	9.1	(3.2)	28.7
Income tax benefit (expense)	0.6	1.0	(20.4)	(0.1)
Other comprehensive income (loss), net of tax	0.3	10.1	(23.6)	28.6
Comprehensive income	$137.9	$125.6	$151.9	$187.6
The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (Unaudited)

(Amounts in millions)	For the Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$175.5	$159.0
Gain on sale of Australia property	(23.8)	—
Loss on the sale of Australia business	12.0	—
Loss on Brazil assets held for sale	31.4	—
Adjustments to reconcile net income to net cash used in operating activities:
Income from equity method investments	(8.4)	(10.9)
Dividend from Affiliates	2.2	2.5
Restructuring charges, net of cash paid	0.6	—
Provision for bad debts	3.3	2.7
Unrealized losses (gains) on derivative contracts	1.3	(3.0)
Stock-based compensation expense	13.6	12.5
Depreciation and amortization	32.8	32.0
Deferred income taxes	(6.2)	(4.9)
Pension expense	4.2	2.4
Pension contributions	(2.2)	(0.4)
Other items, net	0.2	0.2
Changes in assets and liabilities, net of effects of divestitures:
Accounts and notes receivable	(272.1)	(213.8)
Inventories	(115.5)	(114.1)
Other current assets	(2.2)	(5.7)
Accounts payable	109.2	81.3
Accrued expenses	3.2	(9.9)
Income taxes payable and receivable	15.1	16.2
Other	(9.2)	5.6
Net cash used in operating activities	(35.0)	(48.3)
Cash flows from investing activities:
Proceeds from the disposal of property, plant and equipment	0.1	0.2
Purchases of property, plant and equipment	(43.4)	(43.4)
Net proceeds from sale of business and related property	111.8	—
Net cash provided by (used in) investing activities	68.5	(43.2)
Cash flows from financing activities:
Short-term borrowings, net	2.9	(1.1)
Asset securitization borrowings	65.0	200.0
Asset securitization payments	(51.0)	—
Long-term debt payments	(17.8)	(200.5)
Borrowings from credit facility	1,391.0	1,352.5
Payments on credit facility	(1,042.0)	(1,031.0)
Proceeds from employee stock purchases	1.2	1.5
Repurchases of common stock	(350.2)	(175.0)
Repurchases of common stock to satisfy employee withholding tax obligations	(18.6)	(14.1)
Cash dividends paid	(42.4)	(36.9)
Net cash (used in) provided by financing activities	(61.9)	95.4
(Decrease) increase in cash and cash equivalents	(28.4)	3.9
Effect of exchange rates on cash and cash equivalents	(0.4)	7.2
Cash and cash equivalents, beginning of period	68.2	50.2
Cash and cash equivalents, end of period	$39.4	$61.3

Supplemental disclosures of cash flow information:
Interest paid	$18.3	$17.1
Income taxes paid (net of refunds)	$45.0	$47.8
The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. General:

References in this Quarterly Report on Form 10-Q to "we," "our," "us," "LII," or the "Company" refer to Lennox International Inc. and its subsidiaries, unless the context requires otherwise.

Basis of Presentation

The accompanying unaudited Consolidated Balance Sheet as of June 30, 2018, the accompanying unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2018 and 2017, the accompanying unaudited Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2018 and 2017, and the accompanying unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017 should be read in conjunction with our audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2017. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The accompanying consolidated financial statements contain all material adjustments, consisting principally of normal recurring adjustments, necessary for a fair presentation of our financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to applicable rules and regulations, although we believe that the disclosures herein are adequate to make the information presented not misleading. The operating results for the interim periods are not necessarily indicative of the results that may be expected for a full year.

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

Recent Accounting Pronouncements
On February 25, 2016, the FASB issued ASU No. 2016-02, Leases (ASC 842). Lessees will need to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. It will be critical to identify leases embedded in a contract to avoid misstating the lessee’s balance sheet. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. ASU 2016-02 is effective for public companies for annual reporting periods beginning after December 15, 2018, and interim periods within those fiscal years. As a result of the new standard, all of our leases greater than one year in duration will be recognized in our Consolidated Balance Sheets as both operating lease liabilities and right-of-use assets upon adoption of the standard. We will adopt the standard using the prospective approach. We have completed a qualitative assessment of our lease portfolio and are in the process of implementing a new system, collecting data and designing processes and controls to account for our leases in accordance with the new standard.
2. Revenue Recognition:

On January 1, 2018, we adopted the new accounting standard ASC 606, Revenue from Contracts with Customers and all the related amendments (“the new revenue standard”) and applied it to all contracts using the modified retrospective method. We recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. We expect the impact of the adoption of the new standard to be immaterial to our net income on an ongoing basis.

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

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on our Consolidated Balance Sheet and Consolidated Statement of Operations was as follows (in millions):

	June 30, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
BALANCE SHEET
ASSETS
Accounts and notes receivable, net	$741.3	$730.5	$10.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	437.5	424.2	13.3
Retained earnings	1,722.8	1,725.3	(2.5)
	For the Three Months Ended June 30, 2018
	As Reported	Activity Without Adoption of ASC 606	Effect of Change Higher/(Lower)
STATEMENT OF OPERATIONS
Net sales	$1,175.4	$1,175.5	$(0.1)
Net income	137.6	137.6	—

	For the Six Months Ended June 30, 2018
	As Reported	Activity Without Adoption of ASC 606	Effect of Change Higher/(Lower)
STATEMENT OF OPERATIONS
Net sales	$2,010.2	$2,010.4	$(0.2)
Net income	175.5	175.5	—

The following table disaggregates our revenue by business segment by geography which provides information as to the major source of revenue. See Note 16 for additional description of our reportable business segments and the products and services being sold in each segment.

	For the Three Months Ended June 30, 2018
Primary Geographic Markets	Residential Heating & Cooling	Commercial Heating & Cooling	Refrigeration	Consolidated
Americas	$716.0	$252.1	$127.6	$1,095.7
Europe	—	40.1	29.0	69.1
Asia Pacific	—	—	10.6	10.6
Total	$716.0	292.2	167.2	1,175.4

	For the Six Months Ended June 30, 2018
Primary Geographic Markets	Residential Heating & Cooling	Commercial Heating & Cooling	Refrigeration	Consolidated
Americas	$1,169.7	$431.2	$237.4	$1,838.3
Europe	—	66.5	55.7	122.2
Asia Pacific	—	—	49.7	49.7
Total	$1,169.7	497.7	342.8	2,010.2

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

Residential Heating & Cooling - We manufacture and market a broad range of furnaces, air conditioners, heat pumps, packaged heating and cooling systems, equipment and accessories to improve indoor air quality, comfort control products, replacement parts and supplies and related products for both the residential replacement and new construction markets in North America. These products are sold under various brand names and are sold either through direct sales to a network of independent installing dealers, including through our network of Lennox PartsPlus stores or to independent distributors. For the segment, for the three and six months ended June 30, 2018, direct sales represent approximately $546.7 million and $886.3 million of revenues and sales to independent distributors represent approximately $169.3 million and $283.4 million of revenues, respectively. Given the nature of our business, customer product orders are fulfilled at a point in time and not over a period of time.

Commercial Heating & Cooling - In North America, we manufacture and sell unitary heating and cooling equipment used in light commercial applications, such as low-rise office buildings, restaurants, retail centers, churches and schools. These products are distributed primarily through commercial contractors and directly to national account customers in the planned replacement, emergency replacement and new construction markets. Revenue for the products sold is recognized at a point in time when control transfers to the customer, which is generally at time of shipment. Lennox National Account Service provides installation, service and preventive maintenance for commercial HVAC national account customers in the United States and Canada. Revenue related to service contracts is recognized as the services are performed under the contract based on the relative fair value of the services provided. In Europe, we manufacture and sell unitary products and applied systems. For the segment, for the three and six months ended June 30, 2018, equipment sales represent approximately $279.3 million and $457.2 million of revenues while $12.9 million and $40.5 million of our revenue is generated from our service business, respectively.

Refrigeration - We manufacture and market equipment for the global commercial refrigeration markets under the Heatcraft Worldwide Refrigeration name. Our products are used in the food retail, food service, cold storage as well as non-food refrigeration markets. We sell these products to distributors, installing contractors, engineering design firms, original equipment manufacturers and end-users. Revenue for the products sold is $165.4 million and $339 million for the three and six months ended June 30, 2018 and and is recognized at a point in time when control transfers to the customer, which is generally at time of shipment. The remaining segment revenue relates to service revenues related to start-up and commissioning activities.

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

Contract Assets - We do not have material amounts of contract assets since revenue is recognized as control of goods is transferred or as services are performed. There are a small number of installation services that may occur over a period of time, but that period of time is generally very short in duration and right of payment does not exist until the installation is completed. Any contract assets that may arise are recorded in Other assets in our Consolidated Balance Sheet.

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

Net contract assets (liabilities) consisted of the following:

	June 30, 2018	December 31, 2017	$ change	% change
Contract assets	$3.5	$2.1	$1.4	66.7%
Contract liabilities - current	(5.0)	(7.3)	2.3	(31.5)%
Contract liabilities - noncurrent	(5.6)	(5.5)	(0.1)	1.8%
Total	$(7.1)	$(10.7)	$3.6

For the three and six months ended June 30, 2018, we recognized revenue of $1.3 million and $2.9 million related to our contract liabilities at January 1, 2018, respectively. Impairment losses recognized in our receivables and contract assets were de minimis in the second quarter of 2018.

3. Inventories:

The components of inventories are as follows (in millions):

	As of June 30, 2018	As of December 31, 2017
Finished goods	$365.3	$331.9
Work in process	6.4	5.5
Raw materials and parts	221.0	199.2
Subtotal	592.7	536.6
Excess of current cost over last-in, first-out cost	(52.5)	(52.4)
Total inventories, net	$540.2	$484.2

4. Goodwill:
The changes in the carrying amount of goodwill for the first six months of 2018, in total and by segment, are summarized in the table below (in millions):

	Balance at December 31, 2017	Transfer to assets held for sale	Changes in foreign currency translation rates	Balance at June 30, 2018
Residential Heating & Cooling	$26.1	$—	$—	$26.1
Commercial Heating & Cooling	62.2	—	(0.6)	61.6
Refrigeration	112.2	(11.5)	(1.6)	99.1
Total Goodwill	$200.5	$(11.5)	$(2.2)	$186.8

We perform our annual goodwill impairment test in the fourth quarter of each year. We continue to monitor our reporting units for indicators of impairment throughout the year to determine if a change in facts or circumstances warrants a re-evaluation of our goodwill. In the current year, as a part of the completed sale of our Australia, New Zealand and Asia business and the planned sale of our Brazil business (discussed further in Note 14 of the Notes to the Consolidated Financial Statements) we transferred $11.5 million of goodwill to assets held for sale.

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

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities. ASU 2017-12 intends to simplify the application of hedge accounting guidance and better align an entity's risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The amendments expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. We early adopted ASU No. 2017-12 during the first quarter of 2018. The adoption of ASU No. 2017-12 did not have a material impact on our consolidated results of operations, cash flows, and statement of financial position. With the early adoption of ASU No. 2017-12 we began entering into commodity futures contracts designated as cash flow hedges related to aluminum purchases.

Cash Flow Hedges

We have foreign exchange forward contracts and commodity futures contracts designated as cash flow hedges that are scheduled to mature through December 2018 and November 2019, respectively. Unrealized gains or losses from our cash flow hedges are included in Accumulated other comprehensive loss (“AOCL”) and are expected to be reclassified into earnings within the next 18 months based on the prices of the commodities and foreign currencies at the settlement dates. We recorded the following amounts in AOCL related to our cash flow hedges (in millions):

	As of June 30, 2018	As of December 31, 2017
Unrealized losses (gains) on unsettled contracts	$0.8	$(11.3)
Income tax (benefit) expense	(0.1)	3.9
Losses (Gains) included in AOCL, net of tax (1)	$0.7	$(7.4)
(1) Assuming commodity and foreign currency prices remain constant, we expect to reclassify $0.2 million of derivative losses into earnings within the next 12 months.

We had the following outstanding commodity futures contracts designated as cash flow hedges (in millions of pounds):

	As of June 30, 2018	As of December 31, 2017
Copper	18.2	20.6
Aluminum	24.2	—

We had the following outstanding foreign exchange forward contracts designated as cash flow hedges (in millions):

	As of June 30, 2018	As of December 31, 2017
Notional Amounts (in local currency):
Mexican Peso	96.9	207.3
Canadian Dollar	30.3	68.6

Derivatives not Designated as Cash Flow Hedges

For commodity derivatives not designated as cash flow hedges, we follow the same hedging strategy as derivatives designated as cash flow hedges, except that we elect not to designate them as cash flow hedges at the inception of the arrangement. We had the following outstanding commodity futures contracts not designated as cash flow hedges (in millions of pounds):

	As of June 30, 2018	As of December 31, 2017
Copper	1.4	1.8
Aluminum	1.4	1.8

We also had the following outstanding foreign currency forward contracts not designated as cash flow hedges (in millions):

	As of June 30, 2018	As of December 31, 2017
Notional Amounts (in local currency):
Chinese Yuan	7.5	73.8
Mexican Peso	47.0	136.6
Euro	28.0	64.4
Canadian Dollar	12.0	27.3
British Pound	3.9	4.5
Singapore Dollar	—	7.0
Australian Dollar	—	107.0
New Zealand Dollar	—	5.0
Indian Rupee	—	39.8

Information about the Locations and Amounts of Derivative Instruments

The following tables provide the locations and amounts of derivative fair values in the Consolidated Balance Sheets and derivative gains and losses in the Consolidated Statements of Operations (in millions):

	Fair Values of Derivative Instruments (1)
	Derivatives Designated as Hedging Instruments		Derivatives Not Designated as Hedging Instruments
	As of June 30, 2018	As of December 31, 2017	As of June 30, 2018	As of December 31, 2017
Current Assets:
Other Assets
Commodity futures contracts	$0.7	$11.0	$—	$1.2
Foreign currency forward contracts	1.4	0.1	—	0.9
Non-Current Assets:
Other Assets, net
Commodity futures contracts	—	0.6	—	0.1
Total Assets	$2.1	$11.7	$—	$2.2
Current Liabilities:
Accrued Expenses
Commodity futures contracts	$2.3	$—	$0.1	$—
Foreign currency forward contracts	—	0.3	0.2	1.1
Non-Current Liabilities:
Other Liabilities
Commodity futures contracts	0.5	—	—	—
Total Liabilities	$2.8	$0.3	$0.3	$1.1
 (1) All derivative instruments are classified as Level 2 within the fair value hierarchy. See Note 17 for more information.

Derivatives Designated as Cash Flow Hedges	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Amount of Gain reclassified from AOCL into Income (effective portion) (1)	$(2.6)	$(2.8)	$(7.2)	$(5.9)
Amount of Loss recognized in Net income (ineffective portion) (2)(3)	—	—	$—	$1.1

Derivatives Not Designated as Hedging Instruments	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Amount of (Gain)/Loss Recognized in Net Income:
Commodity futures contracts (2)	$(0.1)	$(0.2)	$0.6	$(1.1)
Foreign currency forward contracts (2)	0.2	(3.1)	(0.2)	(3.9)
	$0.1	$(3.3)	$0.4	$(5.0)
(1) The gain was recorded in Cost of goods sold in the accompanying Consolidated Statements of Operations.
(2) The (gain)/loss was recorded in Losses and other expenses, net in the accompanying Consolidated Statements of Operations.
(3) ASU 2017-12 eliminates the requirement to disclose the amount of hedge ineffectiveness prospectively because this amount is no longer separately measured and reported.
6. Income Taxes:

As of June 30, 2018, we had approximately $0.3 million in total gross unrecognized tax benefits and of this amount, all if recognized, would be recorded through the Consolidated Statement of Operations. As of June 30, 2018, we had an insignificant amount in interest recognized in income tax expense in accordance with FASB Accounting Standards Codification (“ASC”) Topic 740.

We are currently under examination for our U.S. federal income taxes under the Internal Revenue Service's Compliance Assurance Program for 2018, and 2017 and are subject to examination by numerous other taxing authorities in the U.S. and in jurisdictions such as France, India and Germany. We are generally no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by taxing authorities for years prior to 2011.

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

The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.

Due to the Tax Act, several applications for changes in accounting method have been filed with the IRS to accelerate deductions into the 2017 U.S. federal income tax return. As of June 30, 2018 we have recognized discrete tax benefits of $3.8 million associated with the finalization of the calculations for accounting method changes for prepaid expenses, IBNR medical expenses and depreciable asset reclassifications and repairs.

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

Liabilities for estimated product warranty costs related to continuing operations are included in the following captions on the accompanying Consolidated Balance Sheets (in millions):

	As of June 30, 2018	As of December 31, 2017
Accrued expenses	$35.0	$34.8
Other liabilities	75.4	75.1
Total warranty liability	$110.4	$109.9
The changes in product warranty liabilities related to continuing operations for the six months ended June 30, 2018 were as follows (in millions):

Total warranty liability as of December 31, 2017	$109.9
Warranty claims paid	(21.7)
Changes resulting from issuance of new warranties	24.2
Changes in estimates associated with pre-existing liabilities	(3.3)
Changes in foreign currency translation rates and other	2.7
Warranty liability from assets held for sale	(1.4)
Total warranty liability as of June 30, 2018	$110.4

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

Some of these claims and lawsuits allege personal injury or health problems resulting from exposure to asbestos that was integrated into certain of our products. We have never manufactured asbestos and have not incorporated asbestos-containing components into our products for several decades. A substantial majority of these asbestos-related claims have been covered by insurance or other forms of indemnity or have been dismissed without payment. The remainder of our closed cases have been resolved for amounts that are not material, individually or in the aggregate. Our defense costs for asbestos-related claims are generally covered by insurance; however, our insurance coverage for settlements and judgments for asbestos-related claims varies depending on several factors and are subject to policy limits, so we may have greater financial exposure for future settlements and judgments. For the six months ended June 30, 2018 and 2017, expense for asbestos-related litigation was $1.9 million and $2.4 million, respectively, net of probable insurance recoveries, for known and future asbestos-related litigation and is recorded in Losses and other expenses, net in the Consolidated Statements of Operations. For the three months ended June 30, 2018 and 2017, expense for asbestos-related litigation was $(0.2) million and $0.7 million, respectively, net of probable insurance recoveries.

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

8. Lines of Credit and Financing Arrangements:

The following table summarizes our outstanding debt obligations and their classification in the accompanying Consolidated Balance Sheets (in millions):

	As of June 30, 2018	As of December 31, 2017
Short-Term Debt:
Foreign obligations	$3.8	$0.9
Total short-term debt	$3.8	$0.9
Current maturities of long-term debt:
Capital lease obligations	$0.4	$3.2
Domestic credit facility	30.0	30.0
Debt issuance costs	(0.6)	(0.6)
Total current maturities of long-term debt	$29.8	$32.6
Long-Term Debt:
Asset Securitization Program	$290.0	$276.0
Capital lease obligations	11.9	11.9
Domestic credit facility	671.0	337.0
Senior unsecured notes	350.0	350.0
Debt issuance costs	(3.9)	(4.4)
Total long-term debt	$1,319.0	$970.5
Total debt	$1,352.6	$1,004.0

Short-Term Debt

Foreign Obligations

Through several of our foreign subsidiaries, we have facilities available to assist in financing seasonal borrowing needs for our foreign locations. We had $3.8 million and $0.9 million of foreign obligations outstanding as of June 30, 2018 and December 31, 2017, respectively, that were primarily borrowings under non-committed facilities. Proceeds on these facilities were $21.3 million and $0.8 million during the six months ended June 30, 2018 and 2017, respectively. Repayments on the facilities were $15.6 million and $1.8 million during the six months ended June 30, 2018 and 2017, respectively.

Asset Securitization Program

Under the Asset Securitization Program (“ASP”), we are eligible to sell beneficial interests in a portion of our trade accounts receivable to a financial institution for cash. The ASP contains a provision whereby we retain the right to repurchase all of the outstanding beneficial interests transferred. As a result of the repurchase right, the transfer of the receivables under the ASP is not accounted for as a sale. Accordingly, the cash received from the transfer of the beneficial interests in our trade accounts receivable is reflected as secured borrowings in the accompanying Consolidated Balance Sheets and proceeds received are included in Cash flows from financing activities in the accompanying Consolidated Statements of Cash Flows. Our continued involvement with the transferred assets includes servicing, collection and administration of the transferred beneficial interests. The accounts receivable securitized under the ASP are high-quality domestic customer accounts that have not aged significantly. The receivables represented by the retained interest that we service are exposed to the risk of loss for any uncollectible amounts in the pool of receivables transferred under the ASP.

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

	As of June 30, 2018	As of December 31, 2017
Eligible amount available under the ASP on qualified accounts receivable	$290.0	$290.0
Less: Beneficial interest transferred	(290.0)	(276.0)
Remaining amount available	$—	$14.0
We pay certain discount fees to use the ASP and to have the facility available to us. These fees relate to both the used and unused portions of the securitization. The used fee is based on the beneficial interest sold and calculated on either the average LIBOR rate or floating commercial paper rate determined by the purchaser of the beneficial interest, plus a program fee of 0.70%. The average rates as of June 30, 2018 and December 31, 2017 were 2.93% and 2.60%, respectively. The unused fee is based on 101% of the maximum available amount less the beneficial interest transferred and is calculated at a 0.35% fixed rate throughout the term of the agreement. We recorded these fees in Interest expense, net in the accompanying Consolidated Statements of Operations.

The ASP contains certain restrictive covenants relating to the quality of our accounts receivable and cross-default provisions with our Sixth Amended and Restated Credit Facility Agreement ("Domestic Credit Facility"), senior unsecured notes and any other indebtedness we may have over $75.0 million. The administrative agent under the ASP is also a participant in our Domestic Credit Facility. The participating financial institutions have investment grade credit ratings. As of June 30, 2018, we believe we were in compliance with all covenant requirements.

Long-Term Debt

Domestic Credit Facility

On August 30, 2016, we replaced an earlier credit facility with the Domestic Credit Facility, which consists of a $650.0 million unsecured revolving credit facility and a $250.0 million unsecured term loan and matures in August 2021 (the "Maturity Date"). Under our Domestic Credit Facility, we had outstanding borrowings of $701.0 million, of which $205.0 million was the term loan balance, as well as $2.9 million committed to standby letters of credit as of June 30, 2018. Subject to covenant limitations, $151.1 million was available for future borrowings. The unsecured term loan also matures on the Maturity Date and requires quarterly principal repayments of $7.5 million. The revolving credit facility includes a subfacility for swingline loans of up to $65.0 million. Additionally, at our request and subject to certain conditions, the commitments under the Domestic Credit Facility may be increased by a maximum of $350.0 million as long as existing or new lenders agree to provide such additional commitments.

Our weighted average borrowing rate on the facility was as follows:

	As of June 30, 2018	As of December 31, 2017
Weighted average borrowing rate	3.27%	2.76%
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

If any event of default occurs and is continuing, lenders with a majority of the aggregate commitments may require the administrative agent to terminate our right to borrow under our Domestic Credit Facility and accelerate amounts due under our Domestic Credit Facility (except for a bankruptcy event of default, in which case such amounts will automatically become due and payable and the lenders’ commitments will automatically terminate). As of June 30, 2018, we believe we were in compliance with all covenant requirements.

Senior Unsecured Notes

We issued $350.0 million of senior unsecured notes in November 2016 (the "Notes") which will mature on November 15, 2023 with interest being paid on May 15 and November 15 at 3.00% per annum semiannually. The Notes are guaranteed, on a senior unsecured basis, by each of our domestic subsidiaries that guarantee indebtedness under our Domestic Credit Facility. The indenture governing the Notes contains covenants that, among other things, limit our ability and the ability of the subsidiary guarantors to: create or incur certain liens; enter into certain sale and leaseback transactions; and enter into certain mergers, consolidations and transfers of substantially all of our assets. The indenture also contains a cross default provision which is triggered if we default on other debt of at least $75.0 million in principal which is then accelerated, and such acceleration is not rescinded within 30 days of the notice date. As of June 30, 2018, we believe we were in compliance with all covenant requirements.

9. Pension and Post-Retirement Benefit Plans:

On March 10, 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. ASU 2017-07 changes the income statement presentation of defined benefit plan expense by requiring separation between operating expense (service cost component) and non-operating expense (all other components, including interest cost, amortization of prior service cost, curtailments and settlements, etc.). The operating expense component is reported with similar compensation costs while the non-operating components are reported in Other expense (income), net in the Statement of Operations. In addition, only the service cost component is eligible for capitalization as part of an asset such as inventory or property, plant and equipment. We elected the practical expedient to use the prior year's disclosure as a basis for the retroactive adoption of the ASU. The ASU did not have a material impact on our financial results.

The components of net periodic benefit cost were as follows (in millions):

	For the Three Months Ended June 30,
	2018	2017	2018	2017
	Pension Benefits		Other Benefits
Service cost	$1.3	$1.2	$—	$—
Interest cost	3.1	3.1	—	—
Expected return on plan assets	(4.7)	(5.4)	—	—
Amortization of prior service cost	0.1	0.1	(0.3)	(0.6)
Recognized actuarial loss	2.3	2.0	0.3	0.4
Settlements and curtailments	—	0.3	—	—
Net periodic benefit cost	$2.1	$1.3	$—	$(0.2)

	For the Six Months Ended June 30,
	2018	2017	2018	2017
	Pension Benefits		Other Benefits
Service cost	$2.7	$2.5	$—	$—
Interest cost	6.2	6.4	—	—
Expected return on plan assets	(9.4)	(10.7)	—	—
Amortization of prior service cost	0.1	0.1	(0.7)	(1.2)
Recognized actuarial loss	4.6	4.0	0.7	0.7
Settlements and curtailments	—	0.6	—	—
Net periodic benefit cost	$4.2	$2.9	$—	$(0.5)
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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Stock-based compensation expense (1)	$8.8	$7.6	$13.6	$12.5
(1) All expense was recorded in our Corporate and Other business segment.

11. Stock Repurchases:

Our Board of Directors has authorized a total of $2.5 billion to repurchase shares of our common stock (collectively referred to as the "Share Repurchase Plans"), including a $500 million share repurchase authorization in March 2018. Under this program, we may repurchase shares from time to time in open market transactions and in privately negotiated transactions based on business, market, applicable legal requirements and other considerations. The repurchase program does not require the repurchase of a specific number of shares and may be terminated at any time. As of June 30, 2018, $546 million of shares may yet be repurchased under the Share Repurchase Plans.

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

We repurchased 1.0 million shares for $200.2 million from open market transactions during the second quarter of 2018.

We also repurchased 0.1 million shares for $18.6 million during the six months ended June 30, 2018 from employees who surrendered their shares to satisfy minimum tax withholding obligations upon the exercise of long-term incentive awards.

12. Comprehensive Income:

The following table provides information on items not reclassified in their entirety from AOCL to Net income in the accompanying Consolidated Statements of Operations (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Affected Line Item(s) in the Consolidated Statements of Operations
	2018	2017	2018	2017
Gains/(Losses) on cash flow hedges:
Commodity futures contracts	$2.6	$2.8	$7.2	$5.9	Cost of goods sold
Income tax expense	(0.6)	(1.0)	(1.6)	(2.1)	Provision for income taxes
Net of tax	$2.0	$1.8	$5.6	$3.8

Defined Benefit Plan items:
Pension and post-retirement benefit costs	$(2.4)	$(1.9)	$(4.7)	$(3.6)	Cost of goods sold; Selling, general and administrative expenses
Income tax benefit	0.6	0.6	1.2	1.1	Provision for income taxes
Net of tax	$(1.8)	$(1.3)	$(3.5)	$(2.5)

Foreign Currency Translation Adjustments:
Foreign currency adjustments upon sale of business or transfer to assets held for sale	$(22.9)	$—	$(22.9)	$—	(Gain) loss, net on sale of business and related property or transfer to assets held for sale
Income tax benefit	—	—	—	—	Provision for income taxes
Net of tax	$(22.9)	$—	$(22.9)	$—

Total reclassifications from AOCL	$(22.7)	$0.5	$(20.8)	$1.3

The following table provides information on changes in AOCL, by component (net of tax), for the six months ended June 30, 2018 (in millions):

	Gains (Losses) on Cash Flow Hedges	Unrealized Gains on Available-for-Sale Securities	Defined Benefit Pension Plan Items	Foreign Currency Translation Adjustments	Total AOCL
Balance as of December 31, 2017	$7.4	$1.8	$(127.5)	$(39.1)	$(157.4)
Other comprehensive (loss) income before reclassifications	(2.5)	(1.8)	(27.2)	(12.9)	(44.4)
Amounts reclassified from AOCL	(5.6)	—	3.5	22.9	20.8
Net other comprehensive (loss) income	(8.1)	(1.8)	(23.7)	10.0	(23.6)
Balance as of June 30, 2018	$(0.7)	$—	$(151.2)	$(29.1)	$(181.0)

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

Restructuring Activities in 2018

Information regarding the restructuring charges for all ongoing activities is presented in the following table (in millions):

	Charges Incurred in 2018	Charges Incurred to Date	Total Charges Expected to be Incurred
Severance and related expense	$0.3	$11.6	$11.6
Asset write-offs and accelerated depreciation	—	3.2	3.2
Lease termination	0.7	0.9	0.9
Other	0.3	4.4	5.7
Total restructuring charges	$1.3	$20.1	$21.4
While restructuring charges are excluded from our calculation of segment profit (loss), the table below presents the restructuring charges associated with each segment (in millions):

	Charges Incurred in 2018	Charges Incurred to Date	Total Charges Expected to be Incurred
Residential Heating & Cooling	$0.3	$1.7	$3.0
Commercial Heating & Cooling	0.7	2.7	2.7
Refrigeration	0.3	13.4	13.4
Corporate & Other	—	2.3	2.3
Total restructuring charges	$1.3	$20.1	$21.4
Restructuring accruals are included in Accrued expenses in the accompanying Consolidated Balance Sheets. The table below details the activity in 2018 within the restructuring accruals (in millions):

	Balance as of December 31, 2017	Included in Earnings	Cash Utilization	Non-Cash Utilization and Other	Balance as of June 30,2018
Severance and related expense	$0.2	$0.3	$(0.4)	$—	$0.1
Lease termination	—	0.7	—	(0.2)	0.5
Other	—	0.3	(0.3)	—	—
Total restructuring accruals	$0.2	$1.3	$(0.7)	$(0.2)	$0.6

14. Divestitures:

Australia, New Zealand and Asia Divestiture:

During the first quarter of 2018, we obtained board approval and signed an agreement with Beijer Ref AB, a Stockholm Stock Exchange-listed company, for the sale of our Australia, New Zealand and Asia business except for the Milperra property. We completed the sale to Beijer Ref AB in the second quarter of 2018. The following table summarizes the net loss recognized in connection with this divestiture:

(Amounts in millions)	For the Six Months Ended June 30, 2018
Cash received from the buyer	$80.1
Net assets sold (1)	(83.4)
AOCI reclassification adjustments, primarily foreign currency translation	(3.2)
Direct costs to sell	(5.5)
Loss on sale of business	$(12.0)
(1) Includes $10.3 million of net assets that were written down during the quarter ended March 31, 2018 based on the expected proceeds from the sale, net of selling costs for the sale for our Australia, New Zealand and Asia business.

The Milperra property was sold during the quarter ended June 30, 2018. We received net cash proceeds of $37.2 million net of direct costs to sell of $1.5 million. The net gain recognized in connection with this sale was $23.8 million.

Brazil Divestiture:

During the second quarter of 2018, we obtained board approval and signed an agreement with Elgin SA, a private Brazilian company, for the sale of our South America business. The sale is subject to Brazilian antitrust approval and is expected to close later this year.

The following table presents the assets and liabilities associated with our Brazilian businesses classified as held for sale as of June 30, 2018, which included $19.7 million of foreign currency translation losses reclassified out of AOCI.

(Amounts in millions)	As of June 30, 2018
Assets held for sale
Accounts and notes receivable, net of allowances	$4.5
Inventories, net	5.0
Other assets	2.1
Total assets held for sale	$11.6

Liabilities held for sale
Short-term debt	$1.4
Accounts payable	2.2
Accrued expenses	3.5
Income taxes payable	0.1
Other liabilities	0.2
Total liabilities held for sale	$7.4

Based on the expected proceeds from the sale, net of selling costs, we recorded a loss on the assets held for sale of $31.4 million during the quarter ended June 30, 2018.

15. Earnings Per Share:

Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net income by the sum of the weighted-average number of shares and the number of equivalent shares assumed outstanding, if dilutive, under our stock-based compensation plans.

The computations of basic and diluted earnings per share for Income from continuing operations were as follows (in millions, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$137.6	$115.5	$175.5	$159.0
Add: Loss from discontinued operations	1.6	0.9	1.6	0.9
Income from continuing operations	$139.2	$116.4	$177.1	$159.9

Weighted-average shares outstanding – basic	40.7	42.3	41.1	42.6
Add: Potential effect of dilutive securities attributable to stock-based payments	0.4	0.6	0.5	0.6
Weighted-average shares outstanding – diluted	41.1	42.9	41.6	43.2

Earnings per share – Basic:
Income from continuing operations	$3.42	$2.75	$4.31	$3.76
Loss from discontinued operations	(0.04)	(0.02)	(0.04)	(0.02)
Net income	$3.38	$2.73	$4.27	$3.74

Earnings per share – Diluted:
Income from continuing operations	$3.39	$2.71	$4.26	$3.70
Loss from discontinued operations	(0.04)	(0.02)	(0.04)	(0.02)
Net income	$3.35	$2.69	$4.22	$3.68

The following stock appreciation rights and restricted stock units were outstanding but not included in the diluted earnings per share calculation because the assumed exercise of such rights would have been anti-dilutive (in millions, except for per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Weighted-average number of shares	0.2	—	0.2	0.2
Price per share	$205.53	$—	$205.53	$156.94

16. Reportable Business Segments:

We operate in three reportable business segments of the heating, ventilation, air conditioning and refrigeration (“HVACR”) industry. Our segments are organized primarily by the nature of the products and services we provide. The following table describes each segment:

Segment	Product or Services	Markets Served	Geographic Areas
Residential Heating & Cooling	Furnaces, air conditioners, heat pumps, packaged heating and cooling systems, indoor air quality equipment, comfort control products, replacement parts	Residential Replacement; Residential New Construction	United States Canada
Commercial Heating & Cooling	Unitary heating and air conditioning equipment, applied systems, controls, installation and service of commercial heating and cooling equipment	Light Commercial	United States Canada Europe Central America South America
Refrigeration	Condensing units, unit coolers, fluid coolers, air cooled condensers, air handlers, process chillers, controls, compressorized racks, supermarket display cases and systems	Light Commercial; Food Preservation; Non-Food/Industrial	United States Canada Europe Asia Pacific* South America Central America
*Our business in the Asia Pacific area was sold in the second quarter of 2018. Refer to Note 14 for details regarding the divestiture of the business.

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

Segment Data

Net sales and segment profit (loss) for each segment, along with a reconciliation of segment profit (loss) to Operating income, are shown below (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Net sales
Residential Heating & Cooling	$716.0	$653.5	$1,169.7	$1,073.3
Commercial Heating & Cooling	292.2	258.6	497.7	454.1
Refrigeration	167.2	190.0	342.8	368.2
	$1,175.4	$1,102.1	$2,010.2	$1,895.6

Segment profit (loss) (1)
Residential Heating & Cooling	$153.6	$140.5	$204.9	$182.9
Commercial Heating & Cooling	52.6	44.7	72.1	63.8
Refrigeration	21.9	21.6	33.0	35.7
Corporate and other	(22.8)	(23.9)	(33.9)	(34.8)
Total segment profit	205.3	182.9	276.1	247.6
Reconciliation to Operating income:
One time inventory write down	—	—	0.2	—
Special product quality adjustment	—	5.2	—	5.2
(Gain) loss, net on sale of business and related property	(22.1)	—	(11.8)	—
Loss on assets held for sale	31.4	—	31.4	—
Items in losses (gains) and other expenses, net that are excluded from segment profit (loss) (1)	0.4	2.2	6.9	6.0
Restructuring charges	0.5	0.1	1.3	0.2
Operating income	$195.1	$175.4	$248.1	$236.2
(1) We define segment profit (loss) as a segment's operating income included in the accompanying Consolidated Statements of Operations, excluding:

•	The following items in Losses (gains) and other expenses, net:

◦	Net change in unrealized losses (gains) on unsettled futures contracts,

◦	Special legal contingency charges,

◦	Asbestos-related litigation,

◦	Contractor tax payments,

◦	Environmental liabilities,

◦	Divestiture costs,

◦	Other items, net,

•	One time inventory write down,

•	(Gain) loss, net on sale of business and related property,

•	Loss on assets held for sale; and,

•	Restructuring charges.

Total Assets by Segment

Except for the seasonal increase in total assets across all reportable segments, there have not been any material changes in the composition of total assets by segment since December 31, 2017; however, during the quarter we have sold our Australia, New Zealand and Asia business and reclassified assets and liabilities related to our Brazil business as Assets held for sale in our Consolidated Balance Sheet. Refer to Note 14 for details regarding divestiture of businesses.

17. Fair Value Measurements:

Fair Value Hierarchy

The methodologies used to determine the fair value of our financial assets and liabilities at June 30, 2018 were the same as those used at December 31, 2017.

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

Marketable Equity Securities

The following table presents the fair value of an investment in marketable equity securities, classified as Level 1 and related to publicly traded stock of a non-U.S. company, recorded in Other assets, net in the accompanying Consolidated Balance Sheets (in millions). This investment was sold as part of our divestiture of our Australia, New Zealand and Asia business. Refer to Note 14 for details regarding divestiture of the business.

	As of June 30, 2018	As of December 31, 2017
Investment in marketable equity securities	$—	$4.1

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

The fair value of our senior unsecured notes in Long-term debt, classified as Level 2, was based on the amount of future cash flows using current market rates for debt instruments of similar maturities and credit risk. The following table presents their fair value (in millions):

	As of June 30, 2018	As of December 31, 2017
Senior unsecured notes	$292.4	$308.1

18. Condensed Consolidating Financial Statements:

Our senior unsecured notes are unconditionally guaranteed by certain of our subsidiaries (the “Guarantor Subsidiaries”) and are not guaranteed by our other subsidiaries (the “Non-Guarantor Subsidiaries”).  The Guarantor Subsidiaries are 100% owned, all guarantees are full and unconditional, and all guarantees are joint and several. As a result of the guarantee arrangements, we are required to present the following condensed consolidating financial statements.

The condensed consolidating financial statements reflect our investments in our subsidiaries using the equity method of accounting. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. Our condensed consolidating financial statements and our Guarantor Subsidiaries and Non-Guarantor Subsidiaries as of June 30, 2018 and December 31, 2017, and for the three and six months ended June 30, 2018 and 2017 are shown on the following pages.

Lennox International Inc. and Subsidiaries
Condensed Consolidating Balance Sheets
As of June 30, 2018

(Amounts in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$1.6	$22.6	$15.2	$—	$39.4
Accounts and notes receivable, net	—	67.5	673.8	—	741.3
Inventories, net	—	442.9	102.5	(5.2)	540.2
Assets held for sale	—	—	11.6	—	11.6
Other assets	4.0	27.5	55.5	(33.7)	53.3
Total current assets	5.6	560.5	858.6	(38.9)	1,385.8
Property, plant and equipment, net	—	260.7	114.2	(3.9)	371.0
Goodwill	—	166.2	20.6	—	186.8
Investment in subsidiaries	1,668.2	598.5	(0.5)	(2,266.2)	—
Deferred income taxes	7.4	69.0	25.0	(12.2)	89.2
Other assets, net	1.5	46.9	19.7	(1.5)	66.6
Intercompany (payables) receivables, net	(771.2)	718.9	126.0	(73.7)	—
Total assets	$911.5	$2,420.7	$1,163.6	$(2,396.4)	$2,099.4
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$—	$3.8	$—	$3.8
Current maturities of long-term debt	29.4	0.1	0.3	—	29.8
Accounts payable	25.8	301.1	110.6	—	437.5
Accrued expenses	4.3	208.5	40.8	—	253.6
Liabilities held for sale	—	—	7.4	—	7.4
Income taxes payable (receivable)	14.8	11.4	36.7	(50.9)	12.0
Total current liabilities	74.3	521.1	199.6	(50.9)	744.1
Long-term debt	1,017.4	11.6	290.0	—	1,319.0
Post-retirement benefits, other than pensions	—	2.5	—	—	2.5
Pensions	—	77.8	8.7	—	86.5
Other liabilities	—	119.7	7.8	—	127.5
Total liabilities	1,091.7	732.7	506.1	(50.9)	2,279.6
Commitments and contingencies
Total stockholders' equity	(180.2)	1,688.0	657.5	(2,345.5)	(180.2)
Total liabilities and stockholders' equity	$911.5	$2,420.7	$1,163.6	$(2,396.4)	$2,099.4

Lennox International Inc. and Subsidiaries
Condensed Consolidating Balance Sheets
As of December 31, 2017

(Amounts in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$1.6	$28.0	$38.6	$—	$68.2
Accounts and notes receivable, net	—	35.3	471.2	—	506.5
Inventories, net	—	355.7	131.9	(3.4)	484.2
Other assets	16.2	23.1	67.5	(28.4)	78.4
Total current assets	17.8	442.1	709.2	(31.8)	1,137.3
Property, plant and equipment, net	—	257.6	144.4	(4.2)	397.8
Goodwill	—	134.9	65.6	—	200.5
Investment in subsidiaries	1,257.7	365.8	(0.6)	(1,622.9)	—
Deferred income taxes	3.9	69.1	33.6	(12.2)	94.4
Other assets, net	2.1	41.3	19.6	(1.5)	61.5
Intercompany (payables) receivables, net	(559.3)	554.7	107.4	(102.8)	—
Total assets	$722.2	$1,865.5	$1,079.2	$(1,775.4)	$1,891.5
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$—	$0.9	$—	$0.9
Current maturities of long-term debt	29.4	2.9	0.3	—	32.6
Accounts payable	21.3	228.0	99.3	—	348.6
Accrued expenses	3.1	209.4	57.8	—	270.3
Income taxes (receivable) payable	(64.5)	56.5	60.9	(50.8)	2.1
Total current liabilities	(10.7)	496.8	219.2	(50.8)	654.5
Long-term debt	682.8	11.7	276.0	—	970.5
Post-retirement benefits, other than pensions	—	2.6	—	—	2.6
Pensions	—	74.7	9.8	—	84.5
Other liabilities	—	120.6	8.7	—	129.3
Total liabilities	672.1	706.4	513.7	(50.8)	1,841.4
Commitments and contingencies
Total stockholders' equity	50.1	1,159.1	565.5	(1,724.6)	50.1
Total liabilities and stockholders' equity	$722.2	$1,865.5	$1,079.2	$(1,775.4)	$1,891.5

Lennox International Inc. and Subsidiaries
Condensed Consolidating Statements of Operations and Comprehensive Income
For the Three Months Ended June 30, 2018

(Amounts in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$1,057.8	$303.8	$(186.2)	$1,175.4
Cost of goods sold	—	745.0	255.3	(186.5)	813.8
Gross profit	—	312.8	48.5	0.3	361.6
Operating expenses:
Selling, general and administrative expenses	—	151.0	10.7	(0.3)	161.4
Losses (gains) and other expenses, net	0.3	(3.3)	3.3	(0.1)	0.2
Restructuring charges	—	—	0.5	—	0.5
(Gain) loss, net on sale of business and related property	—	(0.9)	(21.2)	—	(22.1)
Loss on assets held for sale	—	—	31.4	—	31.4
Income from equity method investments	(139.6)	(17.1)	(3.7)	155.5	(4.9)
Operating income	139.3	183.1	27.5	(154.8)	195.1
Interest expense, net	2.4	5.2	2.2	—	9.8
Other expense, net	—	0.7	0.1	—	0.8
Income (loss) from continuing operations before income taxes	136.9	177.2	25.2	(154.8)	184.5
Provision for income tax (benefit) expense	(0.7)	43.8	2.3	(0.1)	45.3
Income (loss) from continuing operations	137.6	133.4	22.9	(154.7)	139.2
Loss from discontinued operations, net of tax	—	—	(1.6)	—	(1.6)
Net income (loss)	$137.6	$133.4	$21.3	$(154.7)	$137.6
Other comprehensive (loss) income, net of tax	(2.3)	11.9	(9.3)	—	0.3
Comprehensive income (loss)	$135.3	$145.3	$12.0	$(154.7)	$137.9

Lennox International Inc. and Subsidiaries
Condensed Consolidating Statements of Operations and Comprehensive Income
For the Six Months Ended June 30, 2018

(Amounts in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$1,774.1	$582.8	$(346.7)	$2,010.2
Cost of goods sold	—	1,278.3	491.9	(344.7)	1,425.5
Gross profit	—	495.8	90.9	(2.0)	584.7
Operating expenses:
Selling, general and administrative expenses	—	284.7	32.4	(0.5)	316.6
Losses (gains) and other expenses, net	1.4	0.7	5.6	(0.2)	7.5
Restructuring charges	—	0.7	0.6	—	1.3
(Gain) loss, net on sale of business and related property	—	(0.9)	(10.9)	—	(11.8)
Loss on assets held for sale	—	—	31.4	—	31.4
Income from equity method investments	(180.2)	(21.7)	(6.8)	200.3	(8.4)
Operating income	178.8	232.3	38.6	(201.6)	248.1
Interest expense, net	4.8	9.3	4.1	—	18.2
Other expense, net	—	1.4	—	—	1.4
Income (loss) from continuing operations before income taxes	174.0	221.6	34.5	(201.6)	228.5
Provision for income tax (benefit) expense	(1.5)	49.2	3.5	0.2	51.4
Income (loss) from continuing operations	175.5	172.4	31.0	(201.8)	177.1
Loss from discontinued operations, net of tax	—	—	(1.6)	—	(1.6)
Net income (loss)	$175.5	$172.4	$29.4	$(201.8)	$175.5
Other comprehensive (loss) income, net of tax	(9.4)	(8.8)	(5.4)	—	(23.6)
Comprehensive income (loss)	$166.1	$163.6	$24.0	$(201.8)	$151.9

Lennox International Inc. and Subsidiaries
Condensed Consolidating Statements of Operations and Comprehensive Income
For the Three Months Ended June 30, 2017

(Amounts in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$968.7	$310.9	$(177.5)	$1,102.1
Cost of goods sold	—	672.7	264.5	(175.9)	761.3
Gross profit	—	296.0	46.4	(1.6)	340.8
Operating expenses:
Selling, general and administrative expenses	—	147.9	20.8	(0.2)	168.5
Losses (gains) and other expenses, net	0.3	1.9	0.2	(0.1)	2.3
Restructuring charges	—	—	0.1	—	0.1
Income from equity method investments	(120.6)	(17.5)	(4.5)	137.1	(5.5)
Operating income	120.3	163.7	29.8	(138.4)	175.4
Interest expense, net	7.4	(0.8)	1.6	—	8.2
Other expense, net	—	—	(0.1)	—	(0.1)
Income from continuing operations before income taxes	112.9	164.5	28.3	(138.4)	167.3
Provision for income tax (benefit) expense	(2.6)	47.2	6.5	(0.2)	50.9
Income from continuing operations	115.5	117.3	21.8	(138.2)	116.4
Loss from discontinued operations, net of tax	—	—	(0.9)	—	(0.9)
Net income	$115.5	$117.3	$20.9	$(138.2)	$115.5
Other comprehensive (loss) income, net of tax	(1.5)	0.3	10.2	1.1	10.1
Comprehensive (loss) income	$114.0	$117.6	$31.1	$(137.1)	$125.6

Lennox International Inc. and Subsidiaries
Condensed Consolidating Statements of Operations and Comprehensive Income
For the Six Months Ended June 30, 2017

(Amounts in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$1,655.0	$569.7	$(329.1)	$1,895.6
Cost of goods sold	—	1,186.0	482.1	(324.3)	1,343.8
Gross profit	—	469.0	87.6	(4.8)	551.8
Operating expenses:
Selling, general and administrative expenses	—	278.5	42.8	(0.4)	320.9
Losses (gains) and other expenses, net	0.9	3.8	0.8	(0.1)	5.4
Restructuring charges	—	0.1	0.1	—	0.2
Income from equity method investments	(169.3)	(30.1)	(9.3)	197.8	(10.9)
Operating income	168.4	216.7	53.2	(202.1)	236.2
Interest expense, net	14.7	(1.7)	2.7	—	15.7
Other expense, net	—	—	(0.1)	—	(0.1)
Income from continuing operations before income taxes	153.7	218.4	50.6	(202.1)	220.6
Provision for income taxes	(5.3)	54.3	12.7	(1.0)	60.7
Income from continuing operations	159.0	164.1	37.9	(201.1)	159.9
Loss from discontinued operations, net of tax	—	—	(0.9)	—	(0.9)
Net income	$159.0	$164.1	$37.0	$(201.1)	$159.0
Other comprehensive income (loss), net of tax	$(72.8)	$(29.1)	$21.0	$109.5	$28.6
Comprehensive income	$86.2	$135.0	$58.0	$(91.6)	$187.6

Lennox International Inc. and Subsidiaries
Condensed Consolidating Statements of Cash Flows
For the Six Months Ended June 30, 2018

(Amounts in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$87.2	$(7.9)	$(114.3)	$—	$(35.0)
Cash flows from investing activities:
Proceeds from the disposal of property, plant and equipment	—	—	0.1	—	0.1
Purchases of property, plant and equipment	—	(33.0)	(10.4)	—	(43.4)
Proceeds from sale of businesses	—	—	111.8	—	111.8
Net cash (used in) provided by investing activities	—	(33.0)	101.5	—	68.5
Cash flows from financing activities:
Short-term borrowings, net	—	—	2.9	—	2.9
Asset securitization borrowings	—	—	65.0	—	65.0
Asset securitization payments	—	—	(51.0)	—	(51.0)
Long-term debt payments	(15.0)	(2.7)	(0.1)	—	(17.8)
Long-term borrowings	—	—	—	—	—
Borrowings from credit facility	1,391.0	—	—	—	1,391.0
Payments on credit facility	(1,042.0)	—	—	—	(1,042.0)
Proceeds from employee stock purchases	1.2	—	—	—	1.2
Repurchases of common stock	(350.2)	—	—	—	(350.2)
Repurchases of common stock to satisfy employee withholding tax obligations	(18.6)	—	—	—	(18.6)
Intercompany debt	(53.0)	83.5	(30.5)	—	—
Intercompany financing activity	41.8	(45.3)	3.5	—	—
Cash dividends paid	(42.4)	—	—	—	(42.4)
Net cash (used in) provided by financing activities	(87.2)	35.5	(10.2)	—	(61.9)
Decrease in cash and cash equivalents	—	(5.4)	(23.0)	—	(28.4)
Effect of exchange rates on cash and cash equivalents	—	—	(0.4)	—	(0.4)
Cash and cash equivalents, beginning of period	1.6	28.0	38.6	—	68.2
Cash and cash equivalents, end of period	$1.6	$22.6	$15.2	$—	$39.4

Lennox International Inc. and Subsidiaries
Condensed Consolidating Statements of Cash Flows
For the Six Months Ended June 30, 2017

(Amounts in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$326.1	$(191.4)	$(183.0)	$—	$(48.3)
Cash flows from investing activities:
Proceeds from the disposal of property, plant and equipment	—	0.1	0.1	—	0.2
Purchases of property, plant and equipment	—	(37.2)	(6.2)	—	(43.4)
Net cash used in investing activities	—	(37.1)	(6.1)	—	(43.2)
Cash flows from financing activities:
Short-term borrowings, net	—	—	(1.1)	—	(1.1)
Asset securitization borrowings	—	—	200.0	—	200.0
Asset securitization payments	—	—	—	—	—
Long-term debt payments	(200.0)	(0.2)	(0.3)	—	(200.5)
Borrowings from credit facility	1,352.5	—	—	—	1,352.5
Payments on credit facility	(1,031.0)	—	—	—	(1,031.0)
Proceeds from employee stock purchases	1.5	—	—	—	1.5
Repurchases of common stock	(175.0)	—	—	—	(175.0)
Repurchases of common stock to satisfy employee withholding tax obligations	(14.1)	—	—	—	(14.1)
Intercompany debt	(25.5)	6.4	19.1	—	—
Intercompany financing activity	(195.4)	230.1	(34.7)	—	—
Cash dividends paid	(36.9)	—	—	—	(36.9)
Net cash (used in) provided by financing activities	(323.9)	236.3	183.0	—	95.4
Increase (decrease) in cash and cash equivalents	2.2	7.8	(6.1)	—	3.9
Effect of exchange rates on cash and cash equivalents	—	—	7.2	—	7.2
Cash and cash equivalents, beginning of period	1.2	17.1	31.9	—	50.2
Cash and cash equivalents, end of period	$3.4	$24.9	$33.0	$—	$61.3

19. Subsequent Event:

On July 19, 2018 our manufacturing facility in Marshalltown, Iowa was damaged by a tornado. The extent of damage to the facility is being assessed and we currently do not have an estimate of the financial or operational impact of the damage, including any potential insurance recoveries.

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

On July 19, 2018 our manufacturing facility in Marshalltown, Iowa was damaged by a tornado. The extent of damage to the facility is being assessed and we currently do not have an estimate of the financial or operational impact of the damage, including any potential insurance recoveries.

Financial Overview

In the second quarter of 2018, the Commercial Heating & Cooling segment led our overall operational performance with a 13% increase in net sales and had $8 million in increased segment profit compared to the second quarter of 2017. The primary growth driver for this segment was volume gains. Our Residential Heating & Cooling segment had a 10% increase in net sales and had $13 million in increased segment profit compared to the second quarter of 2017. This segment's profits were up largely due to higher volumes and favorable price and mix combined. Sales in our Refrigeration segment decreased by 12% due to the sale of our Australia, New Zealand and Asia business and segment profit was relatively flat compared to the the second quarter of 2017.

Financial Highlights

•	Net sales increased $73 million, or 7%, to $1,175 million in the the second quarter of 2018 compared to the the second quarter of 2017.

•	Operating income in the the second quarter of 2018 increased $20 million to $195 million.

•
Net income for the the second quarter of 2018 increased $22 million to $138 million, including the $31 million loss on assets held for sale in the the second quarter of 2018 partially offset by the benefit of $22 million of gain (loss), net on sale of business and related property.

•	Diluted earnings per share from continuing operations were $3.39 per share in the the second quarter of 2018 compared to $2.71 per share in the the second quarter of 2017.

•
During the six months ended June 30, 2018, we returned $42 million to shareholders through dividend payments and have repurchased $350 million of common stock. We also received $112 million in proceeds from the sale of our businesses in Australia, New Zealand and Asia along with the sale of the related property.

Second Quarter of 2018 Compared to Second Quarter of 2017 - Consolidated Results

The following table provides a summary of our financial results, including information presented as a percentage of net sales:

	For the Three Months Ended June 30,
	Dollars (in millions)		Percent Change Fav/(Unfav)	Percent of Sales
	2018	2017		2018	2017
Net sales	$1,175.4	$1,102.1	6.7%	100.0%	100.0%
Cost of goods sold	813.8	761.3	(6.9)	69.2	69.1
Gross profit	361.6	340.8	6.1	30.8	30.9
Selling, general and administrative expenses	161.4	168.5	4.2	13.7	15.3
Losses and other expenses, net	0.2	2.3	91.3	—	0.2
Restructuring charges	0.5	0.1	(400.0)	—	—
(Gain) loss, net on sale of business and related property	(22.1)	—	N/A	(1.9)	—
Loss on assets held for sale	31.4	—	N/A	2.7	—
Income from equity method investments	(4.9)	(5.5)	(10.9)	(0.4)	(0.5)
Operating income	$195.1	$175.4	11.2%	16.6%	15.9%

Net Sales

Net sales increased 7% in the the second quarter of 2018 compared to the the second quarter of 2017, primarily from 7% higher sales volumes, 2% from favorable price and 1% from favorable foreign currency exchange rates. These increases were partially offset by 1% lower mix and 2% related to our divested businesses in Australia, New Zealand and Asia. The Residential Heating & Cooling segment delivered higher volume from increased replacement equipment, new construction business and increased parts and supplies sales. The Commercial Heating & Cooling segment delivered higher volume from our North American equipment business as well as higher volume from our North American Service business. The Refrigeration sales declined due to our divested businesses in Australia, New Zealand and Asia.

Gross Profit

Gross profit margin in the the second quarter of 2018 decreased to 30.8% compared to 30.9% in the the second quarter of 2017.

We saw decreases in profit margin of 110 basis points ("bps") from higher commodity prices, 100 bps from higher freight and distribution costs, 20 bps from other costs and 10 bps from product warranties. Partially offsetting these decreases were positive margin increases of 100 bps from favorable price, 70 bps from lower material costs, 50 bps related to a product quality issue from the prior year, and 10 bps from favorable foreign currency exchange rates.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, or SG&A, was $161 million in the the second quarter of 2018 compared to $169 million in the the second quarter of 2017, and as a percentage of net sales decreased 160 bps to 13.7%. SG&A decreased primarily due to decreased discretionary spending.

Losses and Other Expenses, Net

Losses and other expenses, net for the the second quarter of 2018 and 2017 included the following (in millions):

	For the Three Months Ended June 30,
	2018	2017
Realized gains on settled future contracts	$(0.2)	$(0.4)
Foreign currency exchange (gains) losses	(0.1)	0.5
Loss on disposal of fixed assets	0.1	—
Net change in unrealized losses on unsettled futures contracts	0.1	0.1
Special legal contingency charges	1.5	1.2
Asbestos-related litigation	(0.2)	0.7
Environmental liabilities	0.9	0.2
Divestiture costs	(2.5)	—
Other items, net	0.6	—
Losses and other expenses, net (pre-tax)	$0.2	$2.3

The net change in unrealized losses on unsettled futures contracts was due to changes in commodity prices relative to the unsettled futures contract prices. For more information on our futures contracts, see Note 5 in the Notes to the Consolidated Financial Statements. For more information on special legal contingency charges and asbestos-related litigation, see Note 7 in the Notes to the Consolidated Financial Statements. The environmental liabilities relate to estimated remediation costs for contamination at some of our facilities. Divestiture costs related to costs incurred to sell our businesses in Australia, New Zealand, China and Brazil. Divestiture costs incurred in Q1 2018 related to the sales of the Australia and Asia business and the related property were reclassified to (Gain) loss, net on sale of business and related property in Q2 2018. See Note 14 in the Notes to the Consolidated Financial Statements for further details.

Restructuring Charges

Restructuring charges were less than $1 million in the the second quarter of 2018. The charges in 2018 were primarily for projects to realign resources and enhance distribution capabilities. For additional information on our restructuring activities, refer to Note 13 in the Notes to the Consolidated Financial Statements.

Income from Equity Method Investments

We participate in two joint ventures that are engaged in the manufacture and sale of compressors, unit coolers and condensing units. We exert significant influence over these affiliates based upon our ownership, but do not control them due to venture partner participation. Accordingly, these joint ventures have been accounted for under the equity method and their financial position and results of operations are not consolidated. Income from equity method investments of $5 million in the the second quarter of 2018 was relatively flat when compared to the the second quarter of 2017.

Interest Expense, net

Interest expense, net of $10 million in the the second quarter of 2018 was up from $8 million in the second quarter of 2017 due to an increase in our average net borrowings and rising interest rates.

Income Taxes

We expect our annual effective tax rate to be between 22% and 24%, excluding the impact of excess tax benefits recorded as a reduction of income taxes under ASU No. 2016-09.

Our effective tax rate was 24.6% for the three months ended June 30, 2018, after the impact of excess tax benefits, compared to 30.4% for the three months ended June 30, 2017, after the impact of excess tax benefits. The rate for the three months ended June 30, 2018 is lower as compared to the three months ended June 30, 2017 primarily due to the reduced U.S. federal corporate tax rate from enactment of the Tax Cuts and Jobs Act on December 22, 2017.

Second Quarter of 2018 Compared to Second Quarter of 2017 - Results by Segment

Residential Heating & Cooling

The following table presents our Residential Heating & Cooling segment's net sales and profit for the the second quarter of 2018 and 2017 (dollars in millions):

	For the Three Months Ended June 30,
	2018	2017	Difference	% Change
Net sales	$716.0	$653.5	$62.5	9.6%
Profit	$153.6	$140.5	$13.1	9.3%
% of net sales	21.5%	21.5%

Net sales increased in the the second quarter of 2018 compared to the the second quarter of 2017. Sales volume increased by 8% and price and mix combined increased by 1%.

Segment profit in the the second quarter of 2018 increased $13 million compared to the the second quarter of 2017 due to $17 million from higher sales volume, $10 million from higher price and mix combined, $3 million from sourcing and engineering-led cost reductions, $2 million from lower SG&A expenses, and $1 million from favorable foreign currency exchange rates. Partially offsetting these increases was $9 million of freight and costs associated with distribution investments, $8 million in higher commodity costs, and $3 million in higher other product costs.

Commercial Heating & Cooling

The following table presents our Commercial Heating & Cooling segment's net sales and profit for the second quarter of 2018 and 2017 (dollars in millions):

	For the Three Months Ended June 30,
	2018	2017	Difference	% Change
Net sales	$292.2	$258.6	$33.6	13.0%
Profit	$52.6	$44.7	$7.9	17.7%
% of net sales	18.0%	17.3%

Net sales increased by 13% in the second quarter of 2018 compared to the second quarter of 2017. Sales volume increased 10%, price and mix combined increased by 2%, and favorable foreign currency exchange rates contributed 1%.

Segment profit in the second quarter of 2018 increased by $8 million compared to the second quarter of 2017 due to $8 million from higher sales volume, $4 million from higher price, and $2 million from sourcing and engineering-led cost reductions. Partially offsetting these increases was $2 million in higher commodity costs, $2 million of freight and costs associated with distribution investments, and $2 million of unfavorable mix.

Refrigeration

The following table presents our Refrigeration segment's net sales and profit for the second quarter of 2018 and 2017 (dollars in millions):

	For the Three Months Ended June 30,
	2018	2017	Difference	% Change
Net sales	$167.2	$190.0	$(22.8)	(12.0)%
Profit	$21.9	$21.6	$0.3	1.4%
% of net sales	13.1%	11.4%

Net sales decreased 12% in the second quarter of 2018 compared to the second quarter of 2017. The loss of sales from the divested Asia Pacific business contributed 12%, unfavorable mix decreased sales by 2% which was partially offset by 1% higher price and 1% from favorable foreign currency exchange rates.

Segment profit was relatively flat in the second quarter of 2018 compared to the second quarter of 2017 primarily due to a benefit of $2 million from selling refrigerant allocations in Europe, $1 million from sourcing and engineering-led cost reductions, $1 million in higher price, and $1 million from favorable foreign currency exchange rates. Offsetting these increases was $2 million of unfavorable mix, $1 million in higher commodity costs, $1 million in higher freight and distribution cost, and $1 million of lost profit from the divested businesses.

Corporate and Other

Corporate and other expenses were $1 million lower in the second quarter of 2018 compared to the second quarter of 2017 due to a non-recurring foreign currency hedge loss in 2017.

Year-to-Date through June 30, 2018 Compared to Year-to-Date through June 30, 2017 - Consolidated Results

The following table provides a summary of our financial results, including information presented as a percentage of net sales:

	For the Six Months Ended June 30,
	Dollars (in millions)		Percent Change Fav/(Unfav)	Percent of Sales
	2018	2017		2018	2017
Net sales	$2,010.2	$1,895.6	6.0	100.0%	100.0%
Cost of goods sold	1,425.5	1,343.8	(6.1)	70.9	70.9
Gross profit	584.7	551.8	6.0	29.1	29.1
Selling, general and administrative expenses	316.6	320.9	1.3	15.7	16.9
Losses and other expenses, net	7.5	5.4	(38.9)	0.4	0.3
Restructuring charges	1.3	0.2	(550.0)	0.1	—
(Gain) loss, net on sale of business and related property	(11.8)	—	N/A	(0.6)	—
Loss on assets held for sale	31.4	—	N/A	1.6	—
Income from equity method investments	(8.4)	(10.9)	(22.9)	(0.4)	(0.6)
Operating income	$248.1	$236.2	5.0	12.3%	12.5%

Net Sales

Net sales increased 6% in the first six months of 2018 compared to the first six months of 2016 due to a 5% increase in sales volumes, 1% from favorable price and 1% from favorable foreign currency exchange rates. These increases were partially offset by 1% related to our divested businesses in Australia, New Zealand and Asia. The Residential Heating & Cooling segment delivered higher volume from increased replacement equipment, new construction business and increased parts and supplies sales. The Commercial Heating & Cooling segment delivered higher volume from our North American equipment business as well as higher volume from our North American Service business. The Refrigeration sales declined due to our divested businesses in Australia, New Zealand and Asia.

Gross Profit

Gross profit margins in the first six months of 2018 was flat at 29.1% when compared to the first six months of 2017. Our profit margin increased 100 bps from favorable price and mix combined, 90 bps from material cost savings, and 30 bps related to a product quality issue from the prior year. Offsetting these increases were decreases of 110 bps from higher commodity costs and 110 bps from freight and distribution.

Selling, General and Administrative Expenses

SG&A was $317 million for the first six months of 2018 compared to $321 million for the first six months of 2017, and as a percentage of net sales, decreased 120 bps to 15.7% from 16.9%. SG&A decreased due to decreased discretionary spending.

Losses and Other Expenses, Net

Losses and other expenses, net for the first six months of 2018 and 2017 included the following (in millions):

	For the Six Months Ended June 30,
	2018	2017
Realized gains on settled future contracts	$(0.7)	$(0.8)
Foreign currency exchange losses	1.2	0.2
Loss on disposal of fixed assets	0.1	—
Net change in unrealized losses on unsettled futures contracts	1.3	0.9
Special legal contingency charges	1.7	2.0
Asbestos-related litigation	1.9	2.4
Environmental liabilities	1.2	0.7
Other items, net	0.8	—
Losses and other expenses, net (pre-tax)	$7.5	$5.4

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

Restructuring Charges

Restructuring charges were $1 million in the first six months of 2018. The charges in 2018 were primarily for projects to realign resources and enhance distribution capabilities. For additional information on our restructuring activities, refer to Note 13 in the Notes to the Consolidated Financial Statements.

Income from Equity Method Investments

We participate in two joint ventures that are engaged in the manufacture and sale of compressors, unit coolers and condensing units. We exert significant influence over these affiliates based upon our ownership, but do not control them due to venture partner participation. Accordingly, these joint ventures have been accounted for under the equity method and their financial position and results of operations are not consolidated. Income from equity method investments of $8 million in the first six months of 2018 was down from $11 million when compared to the first six months of 2017.

Interest Expense, net

Interest expense, net of $18 million in the first six months of 2018 increased from $16 million in the first six months of 2017 due to an increase in our average net borrowings and rising interest rates.

Income Taxes

We expect our annual effective tax rate to be between 22% and 24%, excluding the impact of excess tax benefits recorded as a reduction of income taxes under ASU No. 2016-09.

Our effective tax rate was 22.5% for the six months ended June 30, 2018, after the impact of excess tax benefits, compared to 27.5% for the six months ended June 30, 2017, after the impact of excess tax benefits. The rate for the six months ended June 30, 2018 is lower as compared to the six months ended June 30, 2017 primarily due to the reduced U.S. federal corporate tax rate from enactment of the Tax Cuts and Jobs Act on December 22, 2017.

Year-to-Date through June 30, 2018 Compared to Year-to-Date through June 30, 2017 - Results by Segment

Residential Heating & Cooling

The following table presents our Residential Heating & Cooling segment's net sales and profit for the first six months of 2018 and 2017 (dollars in millions):

	For the Six Months Ended June 30,
	2018	2017	Difference	% Change
Net sales	$1,169.7	$1,073.3	$96.4	9.0%
Profit	$204.9	$182.9	$22.0	12.0%
% of net sales	17.5%	17.0%

Net sales increased by 9% in the first six months of 2018 compared to the first six months of 2017. Sales volumes increased 7%, and price increased 2%.

Segment profit for the first six months of 2018 increased $22 million compared to the first six months of 2017 due to the benefits of $23 million in higher sales volume, $23 million from favorable price and mix, $8 million from sourcing and engineering-led cost reductions, $1 million from lower other product costs, $1 million from improved factory productivity, and $1 million from favorable foreign currency exchange rates. Partially offsetting these increases was $18 million of freight and costs associated with distribution investments, $14 million higher commodity costs, $2 million lower income from equity method investments, and $1 million from SG&A expenses.

Commercial Heating & Cooling

The following table presents our Commercial Heating & Cooling segment's net sales and profit for the first six months of 2018 and 2017 (dollars in millions):

	For the Six Months Ended June 30,
	2018	2017	Difference	% Change
Net sales	$497.7	$454.1	$43.6	9.6%
Profit	$72.1	$63.8	$8.3	13.0%
% of net sales	14.5%	14.0%

Commercial Heating & Cooling net sales increased by 10% in the first six months of 2018 compared to the first six months of 2017. Sales volumes increased 7%, favorable foreign currency exchange rates contributed 2%, and price increased 1%.

Segment profit in the first six months of 2018 increased $8 million compared to the first six months of 2017 due to the benefits of $9 million in higher sales volume, $6 million from higher price, $3 million from sourcing and engineering-led cost reductions, $2 million from lower SG&A expenses, and $1 million from lower other product costs. Partially offsetting these increases was $6 million from unfavorable mix, $4 million in higher commodity costs, and $3 million of freight and costs associated with distribution investments.

Refrigeration

The following table presents our Refrigeration segment's net sales and profit for the first six months of 2018 and 2017 (dollars in millions):

	For the Six Months Ended June 30,
	2018	2017	Difference	% Change
Net sales	$342.8	$368.2	$(25.4)	(6.9)%
Profit	$33.0	$35.7	$(2.7)	(7.6)%
% of net sales	9.6%	9.7%

Refrigeration net sales decreased 7% in the first six months of 2018 compared to the first six months of 2017. The loss of sales from the divested Asia Pacific business contributed 7%, sales volume was lower by 2%, partially offset by 2% from favorable foreign currency exchange rates.

Segment profit for the first six months of 2018 decreased $3 million compared to the first six months of 2017. The decrease was driven by $3 million of unfavorable mix, $3 million from factory inefficiencies, $2 million from higher commodity costs, $1 million of lost profit from the divested Asia Pacific business, $2 million from lower sales volume, $1 million in higher freight and distribution cost, and $1 million from lower equity method investments. Partially offsetting these decreases was $3 million of sourcing and engineering-led cost reductions, a benefit of $2 million from selling refrigerant allocations in Europe, $2 million of higher price, $1 million of lower other product costs, $1 million of lower SG&A expenses, and $1 million from favorable foreign currency exchange rates.

Corporate and Other

Corporate and other expenses decreased $1 million to $34 million in the first six months of 2018 from $35 million in the first six months of 2017 due primarily to a non-recurring foreign currency hedge loss in 2017.

Liquidity and Capital Resources

Our working capital and capital expenditure requirements are generally met through internally generated funds, bank lines of credit and an asset securitization arrangement. Working capital needs are generally greater in the first and second quarters due to the seasonal nature of our business cycle.

Statement of Cash Flows

The following table summarizes our cash flow activity for the six months ended June 30, 2018 and 2017 (in millions):

	For the Six Months Ended June 30,
	2018	2017
Net cash used in operating activities	$(35.0)	$(48.3)
Net cash provided by (used in) investing activities	68.5	(43.2)
Net cash (used in) provided by financing activities	(61.9)	95.4

Net Cash Used in Operating Activities - The net cash used in operating activities in the first three months of 2018 and 2017 reflects the seasonal increase in working capital requirements. The decrease in cash used in operating activities in the first six months of 2018 as compared to 2017 was mainly due to the timing of working capital payments.

Net Cash Provided by (Used in) Investing Activities - Capital expenditures were $43 million in the first six months of both 2018 and 2017. Capital expenditures in 2018 were primarily related to expansion of our manufacturing capacity and equipment and investments in systems and software to support the overall enterprise. Net proceeds of $112 million were provided by the sale of our business in the Asia Pacific area along with the related property.

Net Cash (Used in) Provided by Financing Activities - Net cash used in financing activities in the first six months of 2018 was$62 million as compared to $95 million provided by financing activities in the first six months of 2017. Cash continues to be provided by an increase in net borrowings and we continue to make share repurchases and dividend payments. During the first six months of 2018, we repurchased $350 million of shares as compared to $175 million of shares in the first six months of 2017.

We also we returned $42 million to shareholders through dividend payments. For additional information on share repurchases, refer to Note 11 in the Notes to the Consolidated Financial Statements.

Debt Position

The following table details our lines of credit and financing arrangements as of June 30, 2018 (in millions):

Outstanding Borrowings
Short-term debt:
Foreign obligations	$3.8
Total short-term debt	$3.8
Current maturities of long-term debt:
Capital lease obligations	0.4
Domestic credit facility (1)	30.0
Debt issuance costs	(0.6)
Total current maturities of long-term debt	$29.8
Long-term debt:
Asset Securitization Program (2)	290.0
Capital lease obligations	11.9
Domestic credit facility (1)	671.0
Senior unsecured notes	350.0
Debt issuance costs	(3.9)
Total long-term debt	1,319.0
Total debt	$1,352.6
(1) The available future borrowings on our domestic credit facility are $151.1 million after being reduced by the outstanding borrowings and $2.9 million in outstanding standby letters of credit. We also had $32.1 million in outstanding standby letters of credit outside of the domestic credit facility as of June 30, 2018.
(2) The maximum securitization amount ranges from $225.0 million to $380.0 million, depending on the period. The maximum capacity of the ASP is the lesser of the maximum securitization amount or 100% of the net pool balance less reserves, as defined under the ASP.

Financial Leverage

We periodically review our capital structure to ensure the appropriate levels of leverage and liquidity. We may access the capital markets, as necessary, based on business needs and to take advantage of favorable interest rate environments or other market conditions. We also evaluate our debt-to-capital and debt-to-EBITDA ratios to determine, among other considerations, the appropriate targets for capital expenditures and share repurchases under our share repurchase programs. Our debt-to-total-capital ratio increased to 115.4% at June 30, 2018 from 95.2% at December 31, 2017.
As of June 30, 2018, our senior credit ratings were Baa3 with a stable outlook, and BBB with a stable outlook, by Moody's Investors Service, Inc. ("Moody's") and Standard & Poor's Rating Group ("S&P"), respectively. The security ratings are not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating. Our goal is to maintain investment grade ratings from Moody's and S&P to help ensure the capital markets remain available to us.

Liquidity

We believe our cash and cash equivalents of $39 million, future cash generated from operations and available future borrowings are sufficient to fund operations, planned capital expenditures, future contractual obligations, share repurchases, potential dividends and other needs in the foreseeable future. Included in our cash and cash equivalents of $39 million as of June 30, 2018 was $15.2 million of cash held in foreign locations. Our cash held in foreign locations is used for investing and operating activities in those locations, and we generally do not have the need or intent to repatriate those funds to the United States. An actual repatriation in the future from our non-U.S. subsidiaries could be subject to foreign withholding taxes and U.S. state taxes.

Our expected capital expenditures for 2018 are $100 million. We also continue to increase shareholder value through our share repurchase programs and dividend payments, with the completion of $350 million of share repurchases in the first six months of 2018 and the declaration of $42 million of cash dividends in the first six months of 2018.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our current management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2018, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes during the quarter ended June 30, 2018 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In the second quarter of 2018, we purchased shares of our common stock as follows:

	Total Number of Shares Purchased (1)	Average Price Paid per Share (including fees)	Total Number of Shares Purchased As Part of Publicly Announced Plans	Approximate Dollar Value of Shares that may yet be Purchased under our Share Repurchase Plans (in millions) (2)
April 1 through April 28	170,390	$197.66	170,119	728.5
April 29 through May 26	755,690	199.74	754,139	577.8
May 27 through June 30	155,848	206.14	155,220	545.8
	1,081,928		1,079,478
(1) We repurchased 2,452 shares of common stock in April, May and June 2018 surrendered to LII to satisfy employee tax-withholding obligations in connection with the exercise of long-term incentive awards.
(2) After $150 million payment for Accelerated Share Repurchase Plan (ASR) executed in February 2018 and $200.2 million share repurchase from open market transactions during the second quarter. Final settlement of the ASR occurred in April 2018. The ASR and the stock repurchase was executed pursuant to a previously announced repurchase plan. See Note 11 in the Notes to the Consolidated Financial Statements for further details.

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
10.1
Amendment No. 7 to Amended and Restated Receivables Purchase Agreement among LPAC Corp., as the Seller, Lennox Industries Inc., as the Master Servicer, Victory Receivables Corporation, as Purchaser and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as Administrative Agent, a Liquidity Bank and a Purchaser Agent.(filed as Exhibit 10.1 to LII's Quarterly Report on Form 10-Q filed on April 23, 2018, and incorporated by reference).

10.2
Second Amendment To Sixth Amended and Restated Credit Facility Agreement dated March 16,2018, among Lennox International Inc., the lenders a party thereto, and J.P.Morgan Chase Bank, N.A.,as Administrative Agent (filed as Exhibit 10.2 to LII's Quarterly Report on Form 10-Q filed on April 23, 2018, and incorporated by reference).

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

Date: July 23, 2018