Form 10-Q
period 2018-09-30
LENNOX INTERNATIONAL INC
filed 2018-10-22
CIK 1069202

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
_________________________________________________
FORM 10-Q
 _________________________________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [ ]    No  [X]
As of October 18, 2018, the number of shares outstanding of the registrant’s common stock, par value $.01 per share, was 40,283,285.

LENNOX INTERNATIONAL INC.
FORM 10-Q
For the three and nine months ended September 30, 2018

i

Part I - Financial Information
Item 1. Financial Statements
LENNOX INTERNATIONAL INC. AND SUBSIDIARIES Consolidated Balance Sheets

(Amounts in millions, except shares and par values)	As of September 30, 2018	As of December 31, 2017
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$46.1	$68.2
Accounts and notes receivable, net of allowances of $6.1 and $5.9 in 2018 and 2017, respectively	580.9	506.5
Inventories, net	501.5	484.2
Other assets	58.7	78.4
Total current assets	1,187.2	1,137.3
Property, plant and equipment, net of accumulated depreciation of $772.9 and $774.2 in 2018 and 2017, respectively	374.4	397.8
Goodwill	186.9	200.5
Deferred income taxes	95.4	94.4
Other assets, net	66.9	61.5
Total assets	$1,910.8	$1,891.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$—	$0.9
Current maturities of long-term debt	22.3	32.6
Accounts payable	371.6	348.6
Accrued expenses	292.5	270.3
Income taxes payable	4.1	2.1
Total current liabilities	690.5	654.5
Long-term debt	1,103.6	970.5
Post-retirement benefits, other than pensions	2.5	2.6
Pensions	70.7	84.5
Other liabilities	130.3	129.3
Total liabilities	1,997.6	1,841.4
Commitments and contingencies
Stockholders' (deficit) equity:
Preferred stock, $.01 par value, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 200,000,000 shares authorized, 87,170,197 shares issued	0.9	0.9
Additional paid-in capital	1,075.5	1,061.5
Retained earnings	1,805.0	1,575.9
Accumulated other comprehensive loss	(175.6)	(157.4)
Treasury stock, at cost, shares 46,891,591 and 45,361,145 shares as of September 30, 2018 and December 31, 2017, respectively	(2,792.6)	(2,430.8)
Total stockholders' (deficit) equity	(86.8)	50.1
Total liabilities and stockholders' equity	$1,910.8	$1,891.5
The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES Consolidated Statements of Operations (Unaudited)

(Amounts in millions, except per share data)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net sales	$1,030.2	$1,052.3	$3,040.4	$2,947.9
Cost of goods sold	728.3	738.6	2,153.8	2,082.4
Gross profit	301.9	313.7	886.6	865.5
Operating Expenses:
Selling, general and administrative expenses	149.4	158.7	466.1	479.6
Losses and other expenses, net	2.7	3.0	10.0	8.5
Restructuring charges	0.5	1.9	1.9	2.1
Loss (gain), net on sale of businesses and related property	6.2	—	25.8	—
Loss from natural disaster, net of insurance recoveries	0.3	—	0.3	—
Income from equity method investments	(2.4)	(4.5)	(10.8)	(15.5)
Operating income	145.2	154.6	393.3	390.8
Interest expense, net	10.3	7.6	28.5	23.3
Other expense (income), net	1.1	—	2.4	(0.2)
Income from continuing operations before income taxes	133.8	147.0	362.4	367.7
Provision for income taxes	25.8	43.0	77.3	103.8
Income from continuing operations	108.0	104.0	285.1	263.9
Discontinued Operations:
(Loss) income from discontinued operations before income taxes	—	(0.8)	0.4	(2.3)
Income tax (benefit) expense	—	(0.3)	2.1	(0.9)
Loss from discontinued operations	—	(0.5)	(1.7)	(1.4)
Net income	$108.0	$103.5	$283.4	$262.5

Earnings per share – Basic:
Income from continuing operations	$2.68	$2.48	$6.98	$6.23
Loss from discontinued operations	—	(0.01)	(0.04)	(0.03)
Net income	$2.68	$2.47	$6.94	$6.20
Earnings per share – Diluted:
Income from continuing operations	$2.65	$2.45	$6.90	$6.15
Loss from discontinued operations	—	(0.01)	(0.04)	(0.03)
Net income	$2.65	$2.44	$6.86	$6.12

Weighted Average Number of Shares Outstanding - Basic	40.3	41.9	40.8	42.3
Weighted Average Number of Shares Outstanding - Diluted	40.7	42.4	41.3	42.9

Cash dividends declared per share	$0.64	$0.51	$1.79	$1.45

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES Consolidated Statements of Comprehensive Income (Unaudited)

(Amounts in millions)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$108.0	$103.5	$283.4	$262.5
Other comprehensive income:
Foreign currency translation adjustments	3.6	10.2	(9.4)	39.4
Reclassification of foreign currency translation adjustments into earnings	5.0	—	27.9	—
Net change in pension and post-retirement liabilities	(2.5)	(2.7)	(6.3)	(8.1)
Reclassification of pension and post-retirement benefit losses into earnings	2.4	1.8	7.0	5.5
Change in available-for-sale marketable equity securities	—	0.1	(1.8)	0.2
Net change in fair value of cash flow hedges	(3.8)	3.4	(8.9)	10.5
Reclassification of cash flow hedge gains into earnings	(0.3)	(3.5)	(7.3)	(9.4)
Other comprehensive income before income taxes	4.4	9.3	1.2	38.1
Income tax benefit (expense)	1.0	0.1	(19.4)	—
Other comprehensive income (loss), net of tax	5.4	9.4	(18.2)	38.1
Comprehensive income	$113.4	$112.9	$265.2	$300.6
The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (Unaudited)

(Amounts in millions)	For the Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$283.4	$262.5
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of real estate	(23.8)	—
Impairment/loss on the sale of Australia business	13.0	—
Impairment/loss on the sale of Brazil business	36.6	—
Income from equity method investments	(10.8)	(15.5)
Dividend from Affiliates	6.6	7.8
Restructuring charges, net of cash paid	0.5	1.0
Provision for bad debts	3.8	3.2
Unrealized losses (gains) on derivative contracts	1.4	(0.7)
Stock-based compensation expense	21.0	18.8
Depreciation and amortization	49.4	48.1
Deferred income taxes	(5.6)	(3.9)
Pension expense	6.5	4.1
Pension contributions	(20.3)	(1.4)
Other items, net	0.3	1.0
Changes in assets and liabilities, net of effects of divestitures:
Accounts and notes receivable	(114.0)	(118.3)
Inventories	(73.7)	(102.6)
Other current assets	(8.6)	(7.3)
Accounts payable	46.9	31.0
Accrued expenses	35.6	7.6
Income taxes payable and receivable	(1.4)	(9.9)
Other	(15.5)	3.5
Net cash provided by operating activities	231.3	129.0
Cash flows from investing activities:
Proceeds from the disposal of property, plant and equipment	0.1	0.2
Purchases of property, plant and equipment	(60.9)	(60.5)
Net proceeds from sale of businesses and related property	115.9	—
Insurance recoveries received for property damage incurred from natural disaster	4.2	—
Net cash provided by (used in) investing activities	59.3	(60.3)
Cash flows from financing activities:
Short-term borrowings, net	(1.5)	(1.4)
Asset securitization borrowings	155.0	275.0
Asset securitization payments	(53.7)	—
Long-term debt payments	(32.9)	(200.8)
Borrowings from credit facility	1,820.0	1,883.0
Payments on credit facility	(1,766.5)	(1,701.0)
Proceeds from employee stock purchases	2.5	2.3
Repurchases of common stock	(350.2)	(250.0)
Repurchases of common stock to satisfy employee withholding tax obligations	(21.1)	(16.0)
Cash dividends paid	(68.2)	(58.4)
Net cash used in financing activities	(316.6)	(67.3)
(Decrease) increase in cash and cash equivalents	(26.0)	1.4
Effect of exchange rates on cash and cash equivalents	3.9	9.1
Cash and cash equivalents, beginning of period	68.2	50.2
Cash and cash equivalents, end of period	$46.1	$60.7

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (Unaudited)

Supplemental disclosures of cash flow information:
Interest paid	$25.9	$22.5
Income taxes paid (net of refunds)	$87.2	$115.5
Insurance recoveries received	$45.0	$—
The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. General:

References in this Quarterly Report on Form 10-Q to "we," "our," "us," "LII," or the "Company" refer to Lennox International Inc. and its subsidiaries, unless the context requires otherwise.

Basis of Presentation

The accompanying unaudited Consolidated Balance Sheet as of September 30, 2018, the accompanying unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2018 and 2017, the accompanying unaudited Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2018 and 2017, and the accompanying unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017 should be read in conjunction with our audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2017. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The accompanying consolidated financial statements contain all material adjustments, consisting principally of normal recurring adjustments, necessary for a fair presentation of our financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to applicable rules and regulations, although we believe that the disclosures herein are adequate to make the information presented not misleading. The operating results for the interim periods are not necessarily indicative of the results that may be expected for a full year.

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

Recent Accounting Pronouncements
On February 25, 2016, the FASB issued ASU No. 2016-02, Leases (ASC 842). Lessees will need to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. It will be critical to identify leases embedded in a contract to avoid misstating the lessee’s balance sheet. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. ASU 2016-02 is effective for public companies for annual reporting periods beginning after December 15, 2018, and interim periods within those fiscal years. As a result of the new standard, all of our leases greater than one year in duration will be recognized in our Consolidated Balance Sheets as both operating lease liabilities and right-of-use assets upon adoption of the standard. We will adopt the standard using the prospective approach. We have completed a qualitative and quantitative assessment of our lease portfolio and are in the process of testing our new lease accounting system, collecting data for leases entered into during 2018 and implementing new processes and controls to account for our leases in accordance with the new standard. Upon adoption, we expect to record right-of-use assets and operating lease liabilities between $150 million and $200 million in our Consolidated Balance Sheet.
In August 2018, the SEC issued Release No. 33-10532 that amends and clarifies certain financial reporting requirements. The principal change to our financial reporting will be the inclusion of the annual disclosure requirement of changes in stockholders’ equity in Rule 3-04 of Regulation S-X to interim periods. We will adopt this new rule beginning with our financial reporting for the quarter ended March 31, 2019. Upon adoption, we will include our Consolidated Statements of Stockholders' Equity with each quarterly filing on Form 10-Q.

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

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on our Consolidated Balance Sheet and Consolidated Statement of Operations was as follows (in millions):

	September 30, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
BALANCE SHEET
ASSETS
Accounts and notes receivable, net	$580.9	$572.4	$8.5
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	371.6	361.4	10.2
Retained earnings	1,805.0	1,806.7	(1.7)
	For the Three Months Ended September 30, 2018
	As Reported	Activity Without Adoption of ASC 606	Effect of Change Higher/(Lower)
STATEMENT OF OPERATIONS
Net sales	$1,030.2	$1,030.2	$—
Net income	108.0	108.1	(0.1)

	For the Nine Months Ended September 30, 2018
	As Reported	Activity Without Adoption of ASC 606	Effect of Change Higher/(Lower)
STATEMENT OF OPERATIONS
Net sales	$3,040.4	$3,040.6	$(0.2)
Net income	283.4	283.5	(0.1)

The following table disaggregates our revenue by business segment by geography which provides information as to the major source of revenue. See Note 16 for additional description of our reportable business segments and the products and services being sold in each segment.

	For the Three Months Ended September 30,2018
Primary Geographic Markets	Residential Heating & Cooling	Commercial Heating & Cooling	Refrigeration	Consolidated
Americas	$594.7	$236.9	$132.0	$963.6
Europe	—	38.9	27.7	66.6
Total	$594.7	275.8	159.7	1,030.2

	For the Nine Months Ended September 30, 2018
Primary Geographic Markets	Residential Heating & Cooling	Commercial Heating & Cooling	Refrigeration	Consolidated
Americas	$1,764.4	$668.1	$369.4	$2,801.9
Europe	—	105.4	83.4	188.8
Asia Pacific	—	—	49.7	49.7
Total	$1,764.4	773.5	502.5	3,040.4

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

Residential Heating & Cooling - We manufacture and market a broad range of furnaces, air conditioners, heat pumps, packaged heating and cooling systems, equipment and accessories to improve indoor air quality, comfort control products, replacement parts and supplies and related products for both the residential replacement and new construction markets in North America. These products are sold under various brand names and are sold either through direct sales to a network of independent installing dealers, including through our network of Lennox PartsPlus stores or to independent distributors. For the segment, for the three and nine months ended September 30, 2018, direct sales represent approximately $459.9 million and $1,346.2 million of revenues and sales to independent distributors represent approximately $134.8 million and $418.2 million of revenues, respectively. Given the nature of our business, customer product orders are fulfilled at a point in time and not over a period of time.

Commercial Heating & Cooling - In North America, we manufacture and sell unitary heating and cooling equipment used in light commercial applications, such as low-rise office buildings, restaurants, retail centers, churches and schools. These products are distributed primarily through commercial contractors and directly to national account customers in the planned replacement, emergency replacement and new construction markets. Revenue for the products sold is recognized at a point in time when control transfers to the customer, which is generally at time of shipment. Lennox National Account Service provides installation, service and preventive maintenance for commercial HVAC national account customers in the United States and Canada. Revenue related to service contracts is recognized as the services are performed under the contract based on the relative fair value of the services provided. In Europe, we manufacture and sell unitary products and applied systems. For the segment, for the three and nine months ended September 30, 2018, equipment sales represent approximately $242.6 million and $679.2 million of revenues while $33.2 million and $94.3 million of our revenue is generated from our service business, respectively.

Refrigeration - We manufacture and market equipment for the global commercial refrigeration markets under the Heatcraft Worldwide Refrigeration name. Our products are used in the food retail, food service, cold storage as well as non-food refrigeration markets. We sell these products to distributors, installing contractors, engineering design firms, original equipment manufacturers and end-users. Revenue for the products sold is $156.8 million and $495.8 million for the three and nine months ended September 30, 2018 and and is recognized at a point in time when control transfers to the customer, which is generally at time of shipment. The remaining segment revenue relates to service revenues related to start-up and commissioning activities.

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

Net contract assets (liabilities) consisted of the following:

	September 30, 2018	December 31, 2017	$ Change	% Change
Contract assets	$3.5	$2.1	$1.4	66.7%
Contract liabilities - current	(6.2)	(7.3)	1.1	(15.1)%
Contract liabilities - noncurrent	(6.0)	(5.5)	(0.5)	9.1%
Total	$(8.7)	$(10.7)	$2.0

For the three and nine months ended September 30, 2018, we recognized revenue of $1.3 million and $4.2 million related to our contract liabilities at January 1, 2018, respectively. Impairment losses recognized in our receivables and contract assets were de minimis in the third quarter of 2018.

3. Inventories:

The components of inventories are as follows (in millions):

	As of September 30, 2018	As of December 31, 2017
Finished goods	$315.4	$331.9
Work in process	6.3	5.5
Raw materials and parts	232.2	199.2
Subtotal	553.9	536.6
Excess of current cost over last-in, first-out cost	(52.4)	(52.4)
Total inventories, net	$501.5	$484.2

4. Goodwill:
The changes in the carrying amount of goodwill for the first nine months of 2018, in total and by segment, are summarized in the table below (in millions):

	Balance at December 31, 2017	Write-off due to divested businesses	Changes in foreign currency translation rates	Balance at September 30, 2018
Residential Heating & Cooling	$26.1	$—	$—	$26.1
Commercial Heating & Cooling	62.2	—	(0.5)	61.7
Refrigeration	112.2	(11.5)	(1.6)	99.1
Total Goodwill	$200.5	$(11.5)	$(2.1)	$186.9

We perform our annual goodwill impairment test in the fourth quarter of each year. We continue to monitor our reporting units for indicators of impairment throughout the year to determine if a change in facts or circumstances warrants a re-evaluation of our goodwill. In the current year, we wrote off $11.5 million of goodwill as a part of the completed sales of our Australia, New Zealand, Asia and Brazil businesses (discussed further in Note 14 of the Notes to the Consolidated Financial Statements).

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

Cash Flow Hedges

We have foreign exchange forward contracts and commodity futures contracts designated as cash flow hedges that are scheduled to mature through December 2018 and February 2020, respectively. Unrealized gains or losses from our cash flow hedges are included in Accumulated other comprehensive loss (“AOCL”) and are expected to be reclassified into earnings within the next 18 months based on the prices of the commodities and foreign currencies at the settlement dates. We recorded the following amounts in AOCL related to our cash flow hedges (in millions):

	As of September 30, 2018	As of December 31, 2017
Unrealized losses (gains) on unsettled contracts	$4.9	$(11.3)
Income tax (benefit) expense	(1.1)	3.9
Losses (Gains) included in AOCL, net of tax (1)	$3.8	$(7.4)
(1) Assuming commodity and foreign currency prices remain constant, we expect to reclassify $2.9 million of derivative losses into earnings within the next 12 months.

We had the following outstanding commodity futures contracts designated as cash flow hedges (in millions of pounds):

	As of September 30, 2018	As of December 31, 2017
Copper	13.7	20.6
Aluminum	29.3	—

We had the following outstanding foreign exchange forward contracts designated as cash flow hedges (in millions):

	As of September 30, 2018	As of December 31, 2017
Notional Amounts (in local currency):
Mexican Peso	49.2	207.3
Canadian Dollar	12.6	68.6

Derivatives not Designated as Cash Flow Hedges

For commodity derivatives not designated as cash flow hedges, we follow the same hedging strategy as derivatives designated as cash flow hedges, except that we elect not to designate them as cash flow hedges at the inception of the arrangement. We had the following outstanding commodity futures contracts not designated as cash flow hedges (in millions of pounds):

	As of September 30, 2018	As of December 31, 2017
Copper	0.8	1.8
Aluminum	1.0	1.8
We also had the following outstanding foreign currency forward contracts not designated as cash flow hedges (in millions):

	As of September 30, 2018	As of December 31, 2017
Notional Amounts (in local currency):
Chinese Yuan	—	73.8
Mexican Peso	68.0	136.6
Euro	28.8	64.4
Canadian Dollar	23.0	27.3
British Pound	8.3	4.5
Singapore Dollar	—	7.0
Australian Dollar	—	107.0
New Zealand Dollar	—	5.0
Indian Rupee	—	39.8

Information about the Locations and Amounts of Derivative Instruments

The following tables provide the locations and amounts of derivative fair values in the Consolidated Balance Sheets and derivative gains and losses in the Consolidated Statements of Operations (in millions):

	Fair Values of Derivative Instruments (1)
	Derivatives Designated as Hedging Instruments		Derivatives Not Designated as Hedging Instruments
	As of September 30, 2018	As of December 31, 2017	As of September 30, 2018	As of December 31, 2017
Current Assets:
Other Assets
Commodity futures contracts	$—	$11.0	$—	$1.2
Foreign currency forward contracts	0.5	0.1	—	0.9
Non-Current Assets:
Other Assets, net
Commodity futures contracts	—	0.6	—	0.1
Total Assets	$0.5	$11.7	$—	$2.2
Current Liabilities:
Accrued Expenses
Commodity futures contracts	$5.2	$—	$0.3	$—
Foreign currency forward contracts	—	0.3	0.1	1.1
Non-Current Liabilities:
Other Liabilities
Commodity futures contracts	0.3	—	—	—
Total Liabilities	$5.5	$0.3	$0.4	$1.1
 (1) All derivative instruments are classified as Level 2 within the fair value hierarchy. See Note 17 for more information.

Derivatives Designated as Cash Flow Hedges	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Amount of Gain reclassified from AOCL into Income (effective portion) (1)	$(0.3)	$(3.5)	$(7.3)	$(9.4)
Amount of (Gains)/Loss recognized in Net income (ineffective portion) (2)(3)	—	(0.1)	$—	1.1

Derivatives Not Designated as Hedging Instruments	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Amount of Loss/(Gain) Recognized in Net Income:
Commodity futures contracts (2)	$0.3	$(0.2)	$0.9	$(1.3)
Foreign currency forward contracts (2)	—	(0.4)	(0.3)	(4.3)
	$0.3	$(0.6)	$0.6	$(5.6)
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
6. Income Taxes:

As of September 30, 2018, we had approximately $0.3 million in total gross unrecognized tax benefits and of this amount, all if recognized, would be recorded through the Consolidated Statement of Operations. As of September 30, 2018, we had an insignificant amount in interest recognized in income tax expense in accordance with FASB Accounting Standards Codification (“ASC”) Topic 740.

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

Due to the Tax Act, several applications for changes in accounting method have been filed with the IRS to accelerate deductions into the 2017 U.S. federal income tax return. As of September 30, 2018 we have recognized discrete tax benefits of $4.3 million associated with the finalization of the calculations for accounting method changes for credit reserves, prepaid expenses, IBNR medical expenses and depreciable asset reclassifications and repairs. In addition, we have recognized a discrete tax benefit of $3.0 million associated with the finalization of the Domestic Production Activities deduction due to Tax Act impacts. As of September 30, 2018, we have recognized a discrete tax expense of $2.7 million for the transition tax on the mandatory deemed repatriation of undistributed foreign earnings required by the Tax Act and $0.1 million of tax expense due to changes in estimate of the decrease of our net federal deferred tax assets (“DTA”) from our year-end provision.

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

Liabilities for estimated product warranty costs related to continuing operations are included in the following captions on the accompanying Consolidated Balance Sheets (in millions):

	As of September 30, 2018	As of December 31, 2017
Accrued expenses	$36.6	$34.8
Other liabilities	73.6	75.1
Total warranty liability	$110.2	$109.9
The changes in product warranty liabilities related to continuing operations for the nine months ended September 30, 2018 were as follows (in millions):

Total warranty liability as of December 31, 2017	$109.9
Warranty claims paid	(23.9)
Changes resulting from issuance of new warranties	29.0
Changes in estimates associated with pre-existing liabilities	(3.1)
Changes in foreign currency translation rates and other	(0.4)
Warranty liability from Divestitures	(1.3)
Total warranty liability as of September 30, 2018	$110.2

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

Some of these claims and lawsuits allege personal injury or health problems resulting from exposure to asbestos that was integrated into certain of our products. We have never manufactured asbestos and have not incorporated asbestos-containing components into our products for several decades. A substantial majority of these asbestos-related claims have been covered by insurance or other forms of indemnity or have been dismissed without payment. The remainder of our closed cases have been resolved for amounts that are not material, individually or in the aggregate. Our defense costs for asbestos-related claims are generally covered by insurance; however, our insurance coverage for settlements and judgments for asbestos-related claims varies depending on several factors and are subject to policy limits, so we may have greater financial exposure for future settlements and judgments. For the nine months ended September 30, 2018 and 2017, expense for asbestos-related litigation was $3.3 million and $3.9 million, respectively, net of probable insurance recoveries, for known and future asbestos-related litigation and is recorded in Losses and other expenses, net in the Consolidated Statements of Operations. For the three months ended September 30, 2018 and 2017, expense for asbestos-related litigation was $1.4 million and $1.5 million, respectively, net of probable insurance recoveries.

It is management's opinion that none of these claims or lawsuits or any threatened litigation will have a material adverse effect on our financial condition, results of operations or cash flows. Claims and lawsuits, however, involve uncertainties and it is possible that their eventual outcome could adversely affect our results of operations for a particular period.

Marshalltown Tornado and Recovery

On July 19, 2018 our manufacturing facility in Marshalltown, Iowa was severely damaged by a tornado. Insurance covers the repair or replacement of our assets that suffered damage or loss, and we are working closely with our insurance carriers and claims adjusters to ascertain the full amount of insurance recoveries due to us as a result of the damage and loss we suffered. Our insurance policies also provide business interruption coverage, including lost profits, and reimbursement for other expenses and costs that have been incurred relating to the damages and losses suffered. These costs and insurance recoveries are shown in Loss from natural disaster, net of insurance recoveries in the Consolidated Statements of Operations.

The following table summarizes the loss from natural disaster, net of insurance recoveries:

(Amounts in millions)	For the Nine Months Ended September 30, 2018
Write-off of property, plant and equipment	$4.2
Write-off of inventory	5.2
Site clean-up and remediation	28.4
Factory inefficiencies due to lower productivity	4.9
Other	6.7
Total expense	49.4
Insurance recoveries received	45.0
Insurance recoveries receivable (1)	4.1
Loss from natural disaster, net of insurance recoveries	$0.3
(1) The insurance recoveries receivable is recorded in Other assets in the Consolidated Balance Sheets.

8. Lines of Credit and Financing Arrangements:

The following table summarizes our outstanding debt obligations and their classification in the accompanying Consolidated Balance Sheets (in millions):

	As of September 30, 2018	As of December 31, 2017
Short-Term Debt:
Foreign obligations	$—	$0.9
Total short-term debt	$—	$0.9
Current maturities of long-term debt:
Capital lease obligations	$0.4	$3.2
Domestic credit facility	22.5	30.0
Debt issuance costs	(0.6)	(0.6)
Total current maturities of long-term debt	$22.3	$32.6
Long-Term Debt:
Asset Securitization Program	$377.3	$276.0
Capital lease obligations	11.9	11.9
Domestic credit facility	368.0	337.0
Senior unsecured notes	350.0	350.0
Debt issuance costs	(3.6)	(4.4)
Total long-term debt	$1,103.6	$970.5
Total debt	$1,125.9	$1,004.0

Short-Term Debt

Foreign Obligations

Through several of our foreign subsidiaries, we have facilities available to assist in financing seasonal borrowing needs for our foreign locations. We had $0.0 million and $0.9 million of foreign obligations outstanding as of September 30, 2018 and December 31, 2017, respectively, that were primarily borrowings under non-committed facilities. Proceeds on these facilities were $40.2 million and $19.1 million during the nine months ended September 30, 2018 and 2017, respectively. Repayments on the facilities were $38.5 million and $20.5 million during the nine months ended September 30, 2018 and 2017, respectively.

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

	September 30, 2018	As of December 31, 2017
Eligible amount available under the ASP on qualified accounts receivable	$380.0	$290.0
Less: Beneficial interest transferred	(377.3)	(276.0)
Remaining amount available	$2.7	$14.0
We pay certain discount fees to use the ASP and to have the facility available to us. These fees relate to both the used and unused portions of the securitization. The used fee is based on the beneficial interest sold and calculated on either the average LIBOR rate or floating commercial paper rate determined by the purchaser of the beneficial interest, plus a program fee of 0.70%. The average rates as of September 30, 2018 and December 31, 2017 were 2.98% and 2.60%, respectively. The unused fee is based on 101% of the maximum available amount less the beneficial interest transferred and is calculated at a 0.35% fixed rate throughout the term of the agreement. We recorded these fees in Interest expense, net in the accompanying Consolidated Statements of Operations.

The ASP contains certain restrictive covenants relating to the quality of our accounts receivable and cross-default provisions with our Sixth Amended and Restated Credit Facility Agreement ("Domestic Credit Facility"), senior unsecured notes and any other indebtedness we may have over $75.0 million. The administrative agent under the ASP is also a participant in our Domestic Credit Facility. The participating financial institutions have investment grade credit ratings. As of September 30, 2018, we believe we were in compliance with all covenant requirements.

Long-Term Debt

Domestic Credit Facility

On August 30, 2016, we replaced an earlier credit facility with the Domestic Credit Facility, which consists of a $650.0 million unsecured revolving credit facility and a $250.0 million unsecured term loan and matures in August 2021 (the "Maturity Date"). Under our Domestic Credit Facility, we had outstanding borrowings of $390.5 million, of which $190.0 million was the term loan balance, as well as $2.5 million committed to standby letters of credit as of September 30, 2018. Subject to covenant limitations, $447.0 million was available for future borrowings. The unsecured term loan also matures on the Maturity Date and requires quarterly principal repayments of $7.5 million. The revolving credit facility includes a subfacility for swingline loans of up to $65.0 million. Additionally, at our request and subject to certain conditions, the commitments under the Domestic Credit Facility may be increased by a maximum of $350.0 million as long as existing or new lenders agree to provide such additional commitments.

Our weighted average borrowing rate on the facility was as follows:

	As of September 30, 2018	As of December 31, 2017
Weighted average borrowing rate	3.41%	2.76%
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

If any event of default occurs and is continuing, lenders with a majority of the aggregate commitments may require the administrative agent to terminate our right to borrow under our Domestic Credit Facility and accelerate amounts due under our Domestic Credit Facility (except for a bankruptcy event of default, in which case such amounts will automatically become due and payable and the lenders’ commitments will automatically terminate). As of September 30, 2018, we believe we were in compliance with all covenant requirements.

Senior Unsecured Notes

We issued $350.0 million of senior unsecured notes in November 2016 (the "Notes") which will mature on November 15, 2023 with interest being paid on May 15 and November 15 at 3.00% per annum semiannually. The Notes are guaranteed, on a senior unsecured basis, by each of our domestic subsidiaries that guarantee indebtedness under our Domestic Credit Facility. The indenture governing the Notes contains covenants that, among other things, limit our ability and the ability of the subsidiary guarantors to: create or incur certain liens; enter into certain sale and leaseback transactions; and enter into certain mergers, consolidations and transfers of substantially all of our assets. The indenture also contains a cross default provision which is triggered if we default on other debt of at least $75.0 million in principal which is then accelerated, and such acceleration is not rescinded within 30 days of the notice date. As of September 30, 2018, we believe we were in compliance with all covenant requirements.

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

The components of net periodic benefit cost were as follows (in millions):

	For the Three Months Ended September 30,
	2018	2017	2018	2017
	Pension Benefits		Other Benefits
Service cost	$1.3	$1.3	$—	$—
Interest cost	3.1	3.2	—	—
Expected return on plan assets	(4.7)	(5.3)	—	—
Amortization of prior service cost	0.1	—	(0.3)	(0.6)
Recognized actuarial loss	2.3	2.0	0.3	0.4
Settlements and curtailments	0.3	—	—	—
Net periodic benefit cost	$2.4	$1.2	$—	$(0.2)

	For the Nine Months Ended September 30,
	2018	2017	2018	2017
	Pension Benefits		Other Benefits
Service cost	$4.0	$3.8	$—	$—
Interest cost	9.3	9.5	—	—
Expected return on plan assets	(14.1)	(16.0)	—	—
Amortization of prior service cost	0.1	0.1	(1.0)	(1.8)
Recognized actuarial loss	6.9	6.1	1.0	1.1
Settlements and curtailments	0.3	0.6	—	—
Net periodic benefit cost	$6.5	$4.1	$—	$(0.7)
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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Stock-based compensation expense (1)	$7.4	$6.3	$21.0	$18.8
(1) All expense was recorded in our Corporate and Other business segment.

11. Stock Repurchases:

Our Board of Directors has authorized a total of $2.5 billion to repurchase shares of our common stock (collectively referred to as the "Share Repurchase Plans"), including a $500 million share repurchase authorization in March 2018. Under this program, we may repurchase shares from time to time in open market transactions and in privately negotiated transactions based on business, market, applicable legal requirements and other considerations. The repurchase program does not require the repurchase of a specific number of shares and may be terminated at any time. As of September 30, 2018, $546 million of shares may be repurchased under the Share Repurchase Plans.

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

We also repurchased 0.1 million shares for $21.1 million during the nine months ended September 30, 2018 from employees who surrendered their shares to satisfy minimum tax withholding obligations upon the exercise of long-term incentive awards.

12. Comprehensive Income:

The following table provides information on items not reclassified in their entirety from AOCL to Net income in the accompanying Consolidated Statements of Operations (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Affected Line Item(s) in the Consolidated Statements of Operations
	2018	2017	2018	2017
Gains/(Losses) on cash flow hedges:
Commodity futures contracts/foreign exchange forward contracts	$0.3	$3.5	$7.3	$9.4	Cost of goods sold
Income tax expense	(0.1)	(1.3)	(1.7)	(3.4)	Provision for income taxes
Net of tax	$0.2	$2.2	$5.6	$6.0

Defined Benefit Plan items:
Pension and post-retirement benefit costs	$(2.4)	$(1.8)	$(7.0)	$(5.5)	Cost of goods sold; Selling, general and administrative expenses
Income tax benefit	0.6	0.7	1.7	2.0	Provision for income taxes
Net of tax	$(1.8)	$(1.1)	$(5.3)	$(3.5)

Foreign Currency Translation Adjustments:
Foreign currency adjustments upon sale of business	$(5.0)	$—	$(27.9)	$—	Loss (gain), net on sale of businesses and related property
Income tax benefit	—	—	—	—	Provision for income taxes
Net of tax	$(5.0)	$—	$(27.9)	$—

Total reclassifications from AOCL	$(6.6)	$1.1	$(27.6)	$2.5

The following table provides information on changes in AOCL, by component (net of tax), for the nine months ended September 30, 2018 (in millions):

	Gains (Losses) on Cash Flow Hedges	Unrealized Gains on Available-for-Sale Securities	Defined Benefit Pension Plan Items	Foreign Currency Translation Adjustments	Total AOCL
Balance as of December 31, 2017	$7.4	$1.8	$(127.5)	$(39.1)	$(157.4)
Other comprehensive loss before reclassifications	(5.6)	(1.8)	(29.0)	(9.4)	(45.8)
Amounts reclassified from AOCL	(5.6)	—	5.3	27.9	27.6
Net other comprehensive (loss) income	(11.2)	(1.8)	(23.7)	18.5	(18.2)
Balance as of September 30, 2018	$(3.8)	$—	$(151.2)	$(20.6)	$(175.6)

13. Restructuring Charges:

We record restructuring charges associated with management-approved restructuring plans when we reorganize or remove duplicative headcount or infrastructure within our businesses. Restructuring charges include severance costs to eliminate a specified number of employees, infrastructure charges to vacate facilities and consolidate operations, contract cancellation costs and other related activities. The timing of associated cash payments is dependent upon the type of restructuring charge and can extend over a multi-year period. Restructuring charges are not included in our calculation of segment profit (loss), as more fully explained in Note 16.

Restructuring Activities in 2018

Information regarding the restructuring charges for all ongoing activities is presented in the following table (in millions):

	Charges Incurred in 2018	Charges Incurred to Date	Total Charges Expected to be Incurred
Severance and related expense	$0.7	$12.0	$12.0
Asset write-offs and accelerated depreciation	—	3.2	3.2
Lease termination	0.7	0.9	0.9
Other	0.5	4.6	4.8
Total restructuring charges	$1.9	$20.7	$20.9
While restructuring charges are excluded from our calculation of segment profit (loss), the table below presents the restructuring charges associated with each segment (in millions):

	Charges Incurred in 2018	Charges Incurred to Date	Total Charges Expected to be Incurred
Residential Heating & Cooling	$0.5	$1.9	$2.1
Commercial Heating & Cooling	0.8	2.8	2.8
Refrigeration	0.7	13.8	13.8
Corporate & Other	(0.1)	2.2	2.2
Total restructuring charges	$1.9	$20.7	$20.9
Restructuring accruals are included in Accrued expenses in the accompanying Consolidated Balance Sheets. The table below details the activity in 2018 within the restructuring accruals (in millions):

	Balance as of December 31, 2017	Included in Earnings	Cash Utilization	Non-Cash Utilization and Other	Balance as of September 30,2018
Severance and related expense	$0.2	$0.7	$(0.8)	$—	$0.1
Lease termination	—	0.7	(0.1)	(0.2)	0.4
Other	—	0.5	(0.5)	—	—
Total restructuring accruals	$0.2	$1.9	$(1.4)	$(0.2)	$0.5

14. Divestitures:

Australia, New Zealand and Asia Divestiture:

During the first quarter of 2018, we obtained board approval and signed an agreement with Beijer Ref AB, a Stockholm Stock Exchange-listed company, for the sale of our Australia, New Zealand and Asia business except for the Milperra property that was sold during the second quarter of 2018. We completed the sale to Beijer Ref AB in the second quarter of 2018 with the final post-completion adjustment being recorded in the third quarter of 2018. The following table summarizes the net loss recognized in connection with this divestiture:

(Amounts in millions)	For the Nine Months Ended September 30, 2018
Cash received from the buyer	$82.9
Net assets sold (1)	(87.2)
AOCI reclassification adjustments, primarily foreign currency translation	(3.2)
Direct costs to sell	(5.5)
Loss on sale of business	$(13.0)
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

Brazil Divestiture:

During the second quarter of 2018, we obtained board approval and signed an agreement with Elgin SA, a private Brazilian company, for the sale of our South America business. The sale was subject to Brazilian antitrust approval. We obtained antitrust approval and completed the sale to Elgin SA in the third quarter of 2018. The following table summarizes the net loss recognized in connection with this divestiture:

(Amounts in millions)	For the Nine Months Ended September 30, 2018
Cash received from the buyer	$4.2
Net assets sold (2)	(13.2)
AOCI reclassification adjustments, primarily foreign currency translation	(24.7)
Direct costs to sell	(2.9)
Loss on sale of business	$(36.6)
(2) Includes $1.2 of net assets that were written down during the quarter ended June 30, 2018 based on the expected proceeds from the sale, net of selling costs for the sale for our Brazil business.

The total Loss (gain), net on sale of businesses and related property in our Consolidated Statements of Operations of $25.8 million is comprised of the $13.0 million loss on the sale of our Australia, New Zealand and Asia business, the $23.8 million gain on the sale of our Milperra property, and the $36.6 million loss on the sale of our Brazil business.

15. Earnings Per Share:

Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net income by the sum of the weighted-average number of shares and the number of equivalent shares assumed outstanding, if dilutive, under our stock-based compensation plans.

The computations of basic and diluted earnings per share for Income from continuing operations were as follows (in millions, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$108.0	$103.5	$283.4	$262.5
Add: Loss from discontinued operations	—	0.5	1.7	1.4
Income from continuing operations	$108.0	$104.0	$285.1	$263.9

Weighted-average shares outstanding – basic	40.3	41.9	40.8	42.3
Add: Potential effect of dilutive securities attributable to stock-based payments	0.4	0.5	0.5	0.6
Weighted-average shares outstanding – diluted	40.7	42.4	41.3	42.9

Earnings per share – Basic:
Income from continuing operations	$2.68	$2.48	$6.98	$6.23
Loss from discontinued operations	—	(0.01)	(0.04)	(0.03)
Net income	$2.68	$2.47	$6.94	$6.20

Earnings per share – Diluted:
Income from continuing operations	$2.65	$2.45	$6.90	$6.15
Loss from discontinued operations	—	(0.01)	(0.04)	(0.03)
Net income	$2.65	$2.44	$6.86	$6.12

The following stock appreciation rights and restricted stock units were outstanding but not included in the diluted earnings per share calculation because the assumed exercise of such rights would have been anti-dilutive (in millions, except for per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Weighted-average number of shares	0.2	0.2	0.2	0.2
Price per share	$205.53	$156.94	$205.53	$156.94

16. Reportable Business Segments:

We operate in three reportable business segments of the heating, ventilation, air conditioning and refrigeration (“HVACR”) industry. Our segments are organized primarily by the nature of the products and services we provide. The following table describes each segment:

Segment	Product or Services	Markets Served	Geographic Areas
Residential Heating & Cooling	Furnaces, air conditioners, heat pumps, packaged heating and cooling systems, indoor air quality equipment, comfort control products, replacement parts	Residential Replacement; Residential New Construction	United States Canada
Commercial Heating & Cooling	Unitary heating and air conditioning equipment, applied systems, controls, installation and service of commercial heating and cooling equipment	Light Commercial	United States Canada Europe Central America South America
Refrigeration	Condensing units, unit coolers, fluid coolers, air cooled condensers, air handlers, process chillers, controls, compressorized racks, supermarket display cases and systems	Light Commercial; Food Preservation; Non-Food/Industrial	United States Canada Europe Asia Pacific* South America* Central America
*Our businesses in the Asia Pacific and South America area were sold in the second and third quarter of 2018, respectively. Refer to Note 14 for details regarding the divestiture of the business.

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

Segment Data

Net sales and segment profit (loss) for each segment, along with a reconciliation of segment profit (loss) to Operating income, are shown below (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net sales
Residential Heating & Cooling	$594.7	$590.5	$1,764.4	$1,663.8
Commercial Heating & Cooling	275.8	269.4	773.5	723.5
Refrigeration	159.7	192.4	502.5	560.6
	$1,030.2	$1,052.3	$3,040.4	$2,947.9

Segment profit (loss) (1)
Residential Heating & Cooling	$113.0	$114.7	$317.9	$297.6
Commercial Heating & Cooling	46.7	50.0	118.9	113.8
Refrigeration	23.0	20.0	55.8	55.7
Corporate and other	(28.1)	(23.7)	(61.8)	(58.5)
Total segment profit	154.6	161.0	430.8	408.6
Reconciliation to Operating income:
Special inventory write down	—	—	0.2	—
Special product quality adjustment	—	0.5	—	5.7
Loss (gain), net on sale of businesses and related property	6.2	—	25.8	—
Loss from natural disaster, net of insurance recoveries	0.3	—	0.3	—
Items in losses (gains) and other expenses, net that are excluded from segment profit (loss) (1)	2.4	4.0	9.3	10.0
Restructuring charges	0.5	1.9	1.9	2.1
Operating income	$145.2	$154.6	$393.3	$390.8
(1) We define segment profit (loss) as a segment's operating income included in the accompanying Consolidated Statements of Operations, excluding:

•	The following items in Losses (gains) and other expenses, net:

◦	Net change in unrealized losses (gains) on unsettled futures contracts,

◦	Special legal contingency charges,

◦	Asbestos-related litigation,

◦	Environmental liabilities,

◦	Divestiture costs,

◦	Other items, net,

•	Special inventory write down,

•	Loss (gain), net on sale of businesses and related property,

•	Loss from natural disaster, net of insurance recoveries; and,

•	Restructuring charges.

Total Assets by Segment

Except for the seasonal increase in total assets across all reportable segments, there have not been any material changes in the composition of total assets by segment since December 31, 2017; however, during the first nine months we sold our Australia, New Zealand, Asia and Brazil businesses. Refer to Note 14 for details regarding divestiture of businesses.

17. Fair Value Measurements:

Fair Value Hierarchy

The methodologies used to determine the fair value of our financial assets and liabilities at September 30, 2018 were the same as those used at December 31, 2017.

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

	As of September 30, 2018	As of December 31, 2017
Investment in marketable equity securities	$—	$4.1

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

	As of September 30, 2018	As of December 31, 2017
Senior unsecured notes	$293.2	$308.1

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

The condensed consolidating financial statements reflect our investments in our subsidiaries using the equity method of accounting. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. Our condensed consolidating financial statements and our Guarantor Subsidiaries and Non-Guarantor Subsidiaries as of September 30, 2018 and December 31, 2017, and for the three and nine months ended September 30, 2018 and 2017 are shown on the following pages.

Lennox International Inc. and Subsidiaries
Condensed Consolidating Balance Sheets
As of September 30, 2018

(Amounts in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$1.4	$24.0	$20.7	$—	$46.1
Accounts and notes receivable, net	—	54.7	526.2	—	580.9
Inventories, net	—	403.4	102.8	(4.7)	501.5
Other assets	3.3	35.2	54.0	(33.8)	58.7
Total current assets	4.7	517.3	703.7	(38.5)	1,187.2
Property, plant and equipment, net	—	262.3	115.9	(3.8)	374.4
Goodwill	—	166.1	20.8	—	186.9
Investment in subsidiaries	1,785.7	337.5	(0.5)	(2,122.7)	—
Deferred income taxes	6.6	75.5	25.5	(12.2)	95.4
Other assets, net	1.5	49.8	17.0	(1.4)	66.9
Intercompany (payables) receivables, net	(1,140.1)	1,113.4	129.5	(102.8)	—
Total assets	$658.4	$2,521.9	$1,011.9	$(2,281.4)	$1,910.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$—	$—	$—	$—
Current maturities of long-term debt	21.9	0.1	0.3	—	22.3
Accounts payable	25.8	242.9	102.9	—	371.6
Accrued expenses	10.1	240.8	41.6	—	292.5
Income taxes (receivable) payable	(25.1)	31.4	48.6	(50.8)	4.1
Total current liabilities	32.7	515.2	193.4	(50.8)	690.5
Long-term debt	714.7	11.6	377.3	—	1,103.6
Post-retirement benefits, other than pensions	—	2.5	—	—	2.5
Pensions	—	61.8	8.9	—	70.7
Other liabilities	(2.2)	124.4	8.1	—	130.3
Total liabilities	745.2	715.5	587.7	(50.8)	1,997.6
Commitments and contingencies
Total stockholders' (deficit) equity	(86.8)	1,806.4	424.2	(2,230.6)	(86.8)
Total liabilities and stockholders' (deficit) equity	$658.4	$2,521.9	$1,011.9	$(2,281.4)	$1,910.8

Lennox International Inc. and Subsidiaries
Condensed Consolidating Balance Sheets
As of December 31, 2017

(Amounts in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$1.6	$28.0	$38.6	$—	$68.2
Accounts and notes receivable, net	—	35.3	471.2	—	506.5
Inventories, net	—	355.7	131.9	(3.4)	484.2
Other assets	16.2	23.1	67.5	(28.4)	78.4
Total current assets	17.8	442.1	709.2	(31.8)	1,137.3
Property, plant and equipment, net	—	257.6	144.4	(4.2)	397.8
Goodwill	—	134.9	65.6	—	200.5
Investment in subsidiaries	1,257.7	365.8	(0.6)	(1,622.9)	—
Deferred income taxes	3.9	69.1	33.6	(12.2)	94.4
Other assets, net	2.1	41.3	19.6	(1.5)	61.5
Intercompany (payables) receivables, net	(559.3)	554.7	107.4	(102.8)	—
Total assets	$722.2	$1,865.5	$1,079.2	$(1,775.4)	$1,891.5
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$—	$0.9	$—	$0.9
Current maturities of long-term debt	29.4	2.9	0.3	—	32.6
Accounts payable	21.3	228.0	99.3	—	348.6
Accrued expenses	3.1	209.4	57.8	—	270.3
Income taxes (receivable) payable	(64.5)	56.5	60.9	(50.8)	2.1
Total current liabilities	(10.7)	496.8	219.2	(50.8)	654.5
Long-term debt	682.8	11.7	276.0	—	970.5
Post-retirement benefits, other than pensions	—	2.6	—	—	2.6
Pensions	—	74.7	9.8	—	84.5
Other liabilities	—	120.6	8.7	—	129.3
Total liabilities	672.1	706.4	513.7	(50.8)	1,841.4
Commitments and contingencies
Total stockholders' equity	50.1	1,159.1	565.5	(1,724.6)	50.1
Total liabilities and stockholders' equity	$722.2	$1,865.5	$1,079.2	$(1,775.4)	$1,891.5

Lennox International Inc. and Subsidiaries
Condensed Consolidating Statements of Operations and Comprehensive Income
For the Three Months Ended September 30, 2018

(Amounts in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$930.5	$283.6	$(183.9)	$1,030.2
Cost of goods sold	—	660.5	252.1	(184.3)	728.3
Gross profit	—	270.0	31.5	0.4	301.9
Operating expenses:
Selling, general and administrative expenses	—	138.4	11.3	(0.3)	149.4
Losses (gains) and other expenses, net	0.2	1.9	0.6	—	2.7
Restructuring charges	—	—	0.5	—	0.5
Loss (gain), net on sale of businesses and related property	—	40.1	(33.9)	—	6.2
Loss from natural disaster, net of insurance recoveries	—	(1.7)	2.0	—	0.3
Income from equity method investments	(109.7)	(45.7)	(1.6)	154.6	(2.4)
Operating income	109.5	137.0	52.6	(153.9)	145.2
Interest expense, net	2.0	5.0	3.3	—	10.3
Other expense, net	—	0.7	0.4	—	1.1
Income (loss) from continuing operations before income taxes	107.5	131.3	48.9	(153.9)	133.8
Provision for income tax (benefit) expense	(0.5)	13.3	12.9	0.1	25.8
Income (loss) from continuing operations	108.0	118.0	36.0	(154.0)	108.0
Loss from discontinued operations, net of tax	—	—	—	—	—
Net income (loss)	$108.0	$118.0	$36.0	$(154.0)	$108.0
Other comprehensive (loss) income, net of tax	(2.5)	1.2	6.7	—	5.4
Comprehensive income (loss)	$105.5	$119.2	$42.7	$(154.0)	$113.4

Lennox International Inc. and Subsidiaries
Condensed Consolidating Statements of Operations and Comprehensive Income
For the Nine Months Ended September 30, 2018

(Amounts in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$2,704.6	$866.4	$(530.6)	$3,040.4
Cost of goods sold	—	1,938.8	744.0	(529.0)	2,153.8
Gross profit	—	765.8	122.4	(1.6)	886.6
Operating expenses:
Selling, general and administrative expenses	—	423.0	43.6	(0.5)	466.1
Losses (gains) and other expenses, net	1.7	2.3	6.3	(0.3)	10.0
Restructuring charges	—	0.8	1.1	—	1.9
Loss (gain), net on sale of businesses and related property	—	39.1	(13.3)	—	25.8
Loss from natural disaster, net of insurance recoveries	—	(1.7)	2.0	—	0.3
Income from equity method investments	(289.9)	(67.4)	(8.4)	354.9	(10.8)
Operating income	288.2	369.7	91.1	(355.7)	393.3
Interest expense, net	6.8	14.4	7.3	—	28.5
Other expense, net	—	2.0	0.4	—	2.4
Income (loss) from continuing operations before income taxes	281.4	353.3	83.4	(355.7)	362.4
Provision for income tax (benefit) expense	(2.0)	62.6	16.5	0.2	77.3
Income (loss) from continuing operations	283.4	290.7	66.9	(355.9)	285.1
Loss from discontinued operations, net of tax	—	—	(1.7)	—	(1.7)
Net income (loss)	$283.4	$290.7	$65.2	$(355.9)	$283.4
Other comprehensive (loss) income, net of tax	(11.9)	(7.5)	1.2	—	(18.2)
Comprehensive income (loss)	$271.5	$283.2	$66.4	$(355.9)	$265.2

Lennox International Inc. and Subsidiaries
Condensed Consolidating Statements of Operations and Comprehensive Income
For the Three Months Ended September 30, 2017

(Amounts in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$905.6	$300.0	$(153.3)	$1,052.3
Cost of goods sold	—	644.8	249.0	(155.2)	738.6
Gross profit	—	260.8	51.0	1.9	313.7
Operating expenses:
Selling, general and administrative expenses	—	140.7	18.8	(0.8)	158.7
Losses (gains) and other expenses, net	0.2	1.9	0.9	—	3.0
Restructuring charges	—	1.2	0.7	—	1.9
Income from equity method investments	(108.2)	(21.7)	(3.5)	128.9	(4.5)
Operating income	108.0	138.7	34.1	(126.2)	154.6
Interest expense, net	6.2	(0.6)	2.0	—	7.6
Other expense, net	—	—	0.2	(0.2)	—
Income from continuing operations before income taxes	101.8	139.3	31.9	(126.0)	147.0
Provision for income tax (benefit) expense	(1.7)	30.5	13.5	0.7	43.0
Income from continuing operations	103.5	108.8	18.4	(126.7)	104.0
Loss from discontinued operations, net of tax	—	—	(0.5)	—	(0.5)
Net income	$103.5	$108.8	$17.9	$(126.7)	$103.5
Other comprehensive income (loss), net of tax	0.4	2.1	6.9	—	9.4
Comprehensive income (loss)	$103.9	$110.9	$24.8	$(126.7)	$112.9

Lennox International Inc. and Subsidiaries
Condensed Consolidating Statements of Operations and Comprehensive Income
For the Nine Months Ended September 30, 2017

(Amounts in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$2,560.6	$869.7	$(482.4)	$2,947.9
Cost of goods sold	—	1,830.8	731.1	(479.5)	2,082.4
Gross profit	—	729.8	138.6	(2.9)	865.5
Operating expenses:
Selling, general and administrative expenses	—	419.2	61.6	(1.2)	479.6
Losses (gains) and other expenses, net	1.1	5.8	1.7	(0.1)	8.5
Restructuring charges	—	1.3	0.8	—	2.1
Income from equity method investments	(277.5)	(52.0)	(12.7)	326.7	(15.5)
Operating income	276.4	355.5	87.2	(328.3)	390.8
Interest expense, net	20.9	(2.3)	4.7	—	23.3
Other expense, net	—	—	—	(0.2)	(0.2)
Income from continuing operations before income taxes	255.5	357.8	82.5	(328.1)	367.7
Provision for income taxes	(7.0)	84.8	26.2	(0.2)	103.8
Income from continuing operations	262.5	273.0	56.3	(327.9)	263.9
Loss from discontinued operations, net of tax	—	—	(1.4)	—	(1.4)
Net income	$262.5	$273.0	$54.9	$(327.9)	$262.5
Other comprehensive income (loss), net of tax	$0.5	$9.7	$27.9	$—	$38.1
Comprehensive income (loss)	$263.0	$282.7	$82.8	$(327.9)	$300.6

Lennox International Inc. and Subsidiaries
Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended September 30, 2018

(Amounts in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$57.2	$362.5	$(188.4)	$—	$231.3
Cash flows from investing activities:
Proceeds from the disposal of property, plant and equipment	—	—	0.1	—	0.1
Purchases of property, plant and equipment	—	(46.1)	(14.8)	—	(60.9)
Net proceeds from sale of businesses and related property	—	4.0	111.9	—	115.9
Insurance recoveries received for property damage incurred from natural disaster	—	4.2	—	—	4.2
Net cash (used in) provided by investing activities	—	(37.9)	97.2	—	59.3
Cash flows from financing activities:
Short-term borrowings, net	—	—	(1.5)	—	(1.5)
Asset securitization borrowings	—	—	155.0	—	155.0
Asset securitization payments	—	—	(53.7)	—	(53.7)
Long-term debt payments	(30.0)	(2.8)	(0.1)	—	(32.9)
Long-term borrowings	—	—	—	—	—
Borrowings from credit facility	1,820.0	—	—	—	1,820.0
Payments on credit facility	(1,766.5)	—	—	—	(1,766.5)
Proceeds from employee stock purchases	2.5	—	—	—	2.5
Repurchases of common stock	(350.2)	—	—	—	(350.2)
Repurchases of common stock to satisfy employee withholding tax obligations	(21.1)	—	—	—	(21.1)
Intercompany debt	(29.8)	83.3	(53.5)	—	—
Intercompany financing activity	385.9	(406.3)	20.4	—	—
Cash dividends paid	(68.2)	—	—	—	(68.2)
Net cash (used in) provided by financing activities	(57.4)	(325.8)	66.6	—	(316.6)
Decrease in cash and cash equivalents	(0.2)	(1.2)	(24.6)	—	(26.0)
Effect of exchange rates on cash and cash equivalents	—	(2.8)	6.7	—	3.9
Cash and cash equivalents, beginning of period	1.6	28.0	38.6	—	68.2
Cash and cash equivalents, end of period	$1.4	$24.0	$20.7	$—	$46.1

Lennox International Inc. and Subsidiaries
Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended September 30, 2017

(Amounts in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$411.6	$(2.4)	$(279.6)	$(0.6)	$129.0
Cash flows from investing activities:
Proceeds from the disposal of property, plant and equipment	—	0.1	—	0.1	0.2
Purchases of property, plant and equipment	—	(48.3)	(12.2)	—	(60.5)
Net cash (used in) provided by investing activities	—	(48.2)	(12.2)	0.1	(60.3)
Cash flows from financing activities:
Short-term borrowings, net	—	—	(1.4)	—	(1.4)
Asset securitization borrowings	—	—	275.0	—	275.0
Asset securitization payments	—	—	—	—	—
Long-term debt payments	(200.0)	(0.2)	(0.1)	(0.5)	(200.8)
Long-term borrowings	—	0.1	(0.1)	—	—
Borrowings from credit facility	1,883.0	(0.2)	(0.2)	0.4	1,883.0
Payments on credit facility	(1,701.0)	—	—	—	(1,701.0)
Proceeds from employee stock purchases	2.3	—	—	—	2.3
Repurchases of common stock	(250.0)	—	—	—	(250.0)
Repurchases of common stock to satisfy employee withholding tax obligations	(16.0)	—	—	—	(16.0)
Intercompany debt	102.8	(34.8)	(68.0)	—	—
Intercompany financing activity	(174.3)	91.0	82.7	0.6	—
Cash dividends paid	(58.4)	—	—	—	(58.4)
Net cash (used in) provided by financing activities	(411.6)	55.9	287.9	0.5	(67.3)
Increase (decrease) in cash and cash equivalents	—	5.3	(3.9)	—	1.4
Effect of exchange rates on cash and cash equivalents	—	—	9.1	—	9.1
Cash and cash equivalents, beginning of period	1.2	17.1	31.9	—	50.2
Cash and cash equivalents, end of period	$1.2	$22.4	$37.1	$—	$60.7

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

The principal elements of cost of goods sold are components, raw materials, factory overhead, labor, estimated warranty costs, and freight and distribution costs. The principal raw materials used in our manufacturing processes are steel, copper and aluminum. In recent years, pricing volatility for these commodities and related components, including the impact of newly imposed tariffs on the import of certain of our raw materials and components, has impacted us and the HVACR industry in general. We seek to mitigate the impact of volatility in commodity prices through a combination of price increases, commodity contracts, improved production efficiency and cost reduction initiatives. We also partially mitigate volatility in the prices of these commodities by entering into futures contracts and fixed forward contracts.

On July 19, 2018 our manufacturing facility in Marshalltown, Iowa was damaged by a tornado. Insurance covers the repair or replacement of our assets that suffered damage or loss, and we are working closely with our insurance carriers and claims adjusters to ascertain the full amount of insurance recoveries due to us as a result of the damage and loss we suffered. Our insurance policies also provide business interruption coverage, including lost profits, and reimbursement for other expenses and costs that have been incurred relating to the damages and losses suffered. For the three months ended September 30, 2018 we incurred expenses of $49.4 million related to damages caused by the tornado, which included the write-off of damaged property, equipment and inventory, freight to move product to other warehouses and professional fees to secure and maintain the site. We are working closely with our insurance company and have received insurance recoveries of $45.0 million for the three months ended September 30, 2018 and recorded an insurance receivable of $4.1 million. These costs and insurance recoveries are shown in Loss from natural disaster, net of insurance recoveries in the Consolidated Statements of Operations.

We estimate the impact from the tornado will be a loss of approximately $100 million of revenue and $55 million of segment profit in 2018 and $85 million of revenue and $35 million of segment profit in 2019.  The lost segment profits in 2018 and 2019 from business interruption due to the tornado are expected to be fully offset by insurance proceeds in 2019.  We estimate that total pre-tax charges related to damage caused by the tornado will be approximately $80 million in 2018, which we expect to be offset by insurance recoveries in the current year.  In 2019, we estimate an additional $15 million in pre-tax charges and we expect our insurance recoveries to more than offset the write-off of the net book value of the damaged assets and in line with our costs to repair or replace.

Financial Overview

In the third quarter of 2018, the Residential Heating & Cooling segment had a 1% increase in net sales and had $2 million in decreased segment profit compared to the third quarter of 2017. The segment results were negatively impacted by the supply disruption caused by the tornado at our Marshalltown facility. Our Commercial Heating & Cooling segment had a 2% increase in net sales and had $3 million in decreased segment profit compared to the third quarter of 2017. The increased revenue was driven by volume and price gains. The decrease in segment profit was driven by increase commodity and other product costs as well as increased freight and distribution. Sales in our Refrigeration segment decreased by 17% due to the sale of our Australia, New Zealand, Asia and Brazil businesses. The segment also had $3 million in increased segment profit compared to the third quarter of 2017, largely due to price increases.

Financial Highlights

•	Net sales decreased $22 million, or 2%, to $1,030 million in the third quarter of 2018 compared to the third quarter of 2017.

•	Operating income in the third quarter of 2018 decreased $9 million to $145 million.

•	Net income for the third quarter of 2018 increased $4.5 million to $108 million, including $6 million loss on sale of business and related property.

•	Diluted earnings per share from continuing operations were $2.65 per share in the third quarter of 2018 compared to $2.45 per share in the third quarter of 2017.

•
During the nine months ended September 30, 2018, we returned $68 million to shareholders through dividend payments and have repurchased $350 million of common stock. We also received $116 million in proceeds from the sale of our businesses in Australia, New Zealand, Asia and Brazil along with the sale of the related property.

Third Quarter of 2018 Compared to Third Quarter of 2017 - Consolidated Results

The following table provides a summary of our financial results, including information presented as a percentage of net sales:

	For the Three Months Ended September 30,
	Dollars (in millions)		Percent Change Fav/(Unfav)	Percent of Sales
	2018	2017		2018	2017
Net sales	$1,030.2	$1,052.3	(2.1)%	100.0%	100.0%
Cost of goods sold	728.3	738.6	1.4	70.7	70.2
Gross profit	301.9	313.7	(3.8)	29.3	29.8
Selling, general and administrative expenses	149.4	158.7	5.9	14.5	15.1
Losses and other expenses, net	2.7	3.0	10.0	0.3	0.3
Restructuring charges	0.5	1.9	73.7	—	0.2
Loss, net on sale of business and related property	6.2	—	N/A	0.6	—
Loss from natural disaster, net of insurance recoveries	0.3	—	N/A	—	—
Income from equity method investments	(2.4)	(4.5)	(46.7)	(0.2)	(0.4)
Operating income	$145.2	$154.6	(6.1)%	14.1%	14.7%

Net Sales

Net sales decreased 2% in the third quarter of 2018 compared to the third quarter of 2017, primarily from 4% related to our divested businesses in Australia, New Zealand, Asia and Brazil, partially offset by 2% from favorable price. The Commercial

Heating & Cooling segment delivered higher volume from our North American equipment business as well as higher volume from our North American Service business. The Refrigeration segment sales increased from our North American equipment business after removing the impact due to our divested businesses in Australia, New Zealand, Asia and Brazil. The Residential Heating & Cooling segment experienced volume declines given the supply disruption caused by the tornado at our Marshalltown facility.

Gross Profit

Gross profit margin in the third quarter of 2018 decreased to 29.3% compared to 29.8% in the third quarter of 2017. We saw decreases in profit margin of 160 basis points ("bps") from higher commodity prices, 100 bps from higher freight and distribution costs, and 30 bps from other costs. Partially offsetting these decreases were positive margin increases of 190 bps from favorable price and mix and 50 bps from lower material costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, or SG&A, was $149 million in the third quarter of 2018 compared to $159 million in the third quarter of 2017, and as a percentage of net sales decreased 60 bps to 14.5%. SG&A decreased primarily due to the sale of our divested businesses in Australia, New Zealand, Asia and Brazil.

Losses and Other Expenses, Net

Losses and other expenses, net for the third quarter of 2018 and 2017 included the following (in millions):

	For the Three Months Ended September 30,
	2018	2017
Realized losses (gains) on settled future contracts	$0.2	$(0.5)
Foreign currency exchange losses (gains)	0.1	(0.6)
Loss on disposal of fixed assets	—	0.1
Net change in unrealized losses on unsettled futures contracts	0.2	0.2
Special legal contingency charges	0.1	1.5
Asbestos-related litigation	1.4	1.5
Environmental liabilities	0.2	0.5
Other items, net	0.5	0.3
Losses and other expenses, net (pre-tax)	$2.7	$3.0

The net change in unrealized losses (gains) on unsettled futures contracts was due to changes in commodity prices relative to the unsettled futures contract prices. For more information on our futures contracts, see Note 5 in the Notes to the Consolidated Financial Statements. For more information on special legal contingency charges and asbestos-related litigation, see Note 7 in the Notes to the Consolidated Financial Statements. The environmental liabilities relate to estimated remediation costs for contamination at some of our facilities.

Restructuring Charges

Restructuring charges were less than $1 million in the third quarter of 2018. The charges in 2018 were primarily for projects to realign resources and enhance distribution capabilities. For additional information on our restructuring activities, refer to Note 13 in the Notes to the Consolidated Financial Statements.

Income from Equity Method Investments

We participate in two joint ventures that are engaged in the manufacture and sale of compressors, unit coolers and condensing units. We exert significant influence over these affiliates based upon our ownership, but do not control them due to venture partner participation. Accordingly, these joint ventures have been accounted for under the equity method and their financial position and results of operations are not consolidated. Income from equity method investments of $2 million in the third quarter of 2018 was down from $5 million when compared to the third quarter of 2017. The decrease is because the joint ventures have experienced increased costs related to commodities and components and have not passed along these increased costs to us via price increases.

Interest Expense, net

Interest expense, net of $10 million in the third quarter of 2018 was up from $8 million in the third quarter of 2017 due to an increase in our average net borrowings and rising interest rates.

Income Taxes

We expect our annual effective tax rate to be between 22% and 24%, excluding the impact of excess tax benefits recorded as a reduction of income taxes under ASU No. 2016-09.

Our effective tax rate was 19.3% for the three months ended September 30, 2018, after the impact of excess tax benefits, compared to 29.2% for the three months ended September 30, 2017, after the impact of excess tax benefits. The rate for the three months ended September 30, 2018 is lower as compared to the three months ended September 30, 2017 primarily due to the reduced U.S. federal corporate tax rate from enactment of the Tax Cuts and Jobs Act on December 22, 2017.

Third Quarter of 2018 Compared to Third Quarter of 2017 - Results by Segment

Residential Heating & Cooling

The following table presents our Residential Heating & Cooling segment's net sales and profit for the third quarter of 2018 and 2017 (dollars in millions):

	For the Three Months Ended September 30,
	2018	2017	Difference	% Change
Net sales	$594.7	$590.5	$4.2	0.7%
Profit	$113.0	$114.7	$(1.7)	(1.5)%
% of net sales	19.0%	19.4%

Net sales increased 1% in the third quarter of 2018 compared to the third quarter of 2017. Price and mix combined increased by 3% and sales volume declined by 2% primarily as a result of the supply disruption caused by the tornado that severely damaged our Marshalltown manufacturing facility.

Segment profit in the third quarter of 2018 decreased $2 million compared to the third quarter of 2017 due to $14 million of higher commodity costs, $9 million from freight and costs associated with distribution investments, $3 million from lower sales volume which was primarily caused by the supply disruption resulting from the tornado that damaged our Marshalltown manufacturing facility, $2 million from unfavorable foreign currency exchange rates, and $1 million from higher other product costs. Partially offsetting these decreases is $21 million from favorable price and mix combined, $3 million from lower SG&A expenses, $2 million from engineering-led cost reductions, and $1 million from higher factory productivity.

Commercial Heating & Cooling

The following table presents our Commercial Heating & Cooling segment's net sales and profit for the third quarter of 2018 and 2017 (dollars in millions):

	For the Three Months Ended September 30,
	2018	2017	Difference	% Change
Net sales	$275.8	$269.4	$6.4	2.4%
Profit	$46.7	$50.0	$(3.3)	(6.6)%
% of net sales	16.9%	18.6%

Net sales increased by 2% in the third quarter of 2018 compared to the third quarter of 2017. Sales volume increased 1% and price increased by 1%.

Segment profit in the third quarter of 2018 decreased by $3 million compared to the third quarter of 2017 due to $3 million of higher commodity costs, $2 million of higher other product costs, $2 million of higher freight and distribution expense, $2 million of higher SG&A, and $1 million of lower factory productivity. Partially offsetting these decreases is $5 million of favorable price and mix combined, $1 million of higher sales volume, and $1 million from sourcing and engineering-led cost reductions.

Refrigeration

The following table presents our Refrigeration segment's net sales and profit for the third quarter of 2018 and 2017 (dollars in millions):

	For the Three Months Ended September 30,
	2018	2017	Difference	% Change
Net sales	$159.7	$192.4	$(32.7)	(17.0)%
Profit	$23.0	$20.0	$3.0	15.0%
% of net sales	14.4%	10.4%

Net sales decreased 17% in the third quarter of 2018 compared to the third quarter of 2017. The loss of sales from the divested Australia, New Zealand, Asia and Brazil businesses contributed 20% and unfavorable mix decreased sales by 1% which was partially offset by 3% higher sales volume and 1% higher price.

Segment profit increased $3 million in the third quarter of 2018 compared to the third quarter of 2017 primarily due to $3 million of favorable price, $1 million from higher sales volume, $1 million of sourcing and engineering-led cost reductions, and $1 million of lower SG&A. Partially offsetting these increases was $2 million of higher commodity costs, and $1 million of lost profit from the divested businesses.

Corporate and Other

Corporate and other expenses were $4 million higher in the third quarter of 2018 compared to the third quarter of 2017 primarily due to the timing of planned technology investments.

Year-to-Date through September 30, 2018 Compared to Year-to-Date through September 30, 2017 - Consolidated Results

The following table provides a summary of our financial results, including information presented as a percentage of net sales:

	For the Nine Months Ended September 30,
	Dollars (in millions)		Percent Change Fav/(Unfav)	Percent of Sales
	2018	2017		2018	2017
Net sales	$3,040.4	$2,947.9	3.1	100.0%	100.0%
Cost of goods sold	2,153.8	2,082.4	(3.4)	70.8	70.6
Gross profit	886.6	865.5	2.4	29.2	29.4
Selling, general and administrative expenses	466.1	479.6	2.8	15.3	16.3
Losses and other expenses, net	10.0	8.5	(17.6)	0.3	0.3
Restructuring charges	1.9	2.1	9.5	0.1	0.1
(Gain) loss, net on sale of business and related property	25.8	—	N/A	0.8	—
Loss on assets held for sale	—	—	N/A	—	—
Loss from natural disaster, net of insurance recoveries	0.3	—	N/A	—	—
Income from equity method investments	(10.8)	(15.5)	(30.3)	(0.4)	(0.5)
Operating income	$393.3	$390.8	0.6	12.9%	13.3%

Net Sales

Net sales increased 3% in the first nine months of 2018 compared to the first nine months of 2017 due to a 3% increase in sales volumes and 2% from favorable price. These increases were partially offset by 2% related to our divested Australia, New Zealand, Asia and Brazil businesses. The Residential Heating & Cooling segment delivered higher volume from increased replacement equipment, new construction business and increased parts and supplies sales. The Commercial Heating & Cooling segment delivered higher volume from our North American equipment business as well as from our North American Service business. The Refrigeration sales declined due to our divested businesses in Australia, New Zealand, Asia and Brazil.

Gross Profit

Gross profit margins in the first nine months of 2018 decreased 20 bps to 29.2% when compared to the first nine months of 2017. Our profit margin decreased 130 bps from higher commodity costs and 100 bps from freight and distribution. Offsetting these decreases were increases of 140 bps from favorable price and mix combined and 70 bps from material cost savings.

Selling, General and Administrative Expenses

SG&A was $466 million for the first nine months of 2018 compared to $480 million for the first nine months of 2017, and as a percentage of net sales, decreased 100 bps to 15.3% from 16.3%. SG&A decreased due the sale of our divested businesses in Australia, New Zealand, Asia and Brazil.

Losses and Other Expenses, Net

Losses and other expenses, net for the first nine months of 2018 and 2017 included the following (in millions):

	For the Nine Months Ended September 30,
	2018	2017
Realized gains on settled future contracts	$(0.6)	$(1.3)
Foreign currency exchange losses	1.2	(0.3)
Loss on disposal of fixed assets	0.1	0.1
Net change in unrealized losses on unsettled futures contracts	1.4	1.0
Special legal contingency charges	1.8	3.6
Asbestos-related litigation	3.3	3.9
Environmental liabilities	1.4	1.2
Other items, net	1.4	0.3
Losses and other expenses, net (pre-tax)	$10.0	$8.5

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

Restructuring Charges

Restructuring charges were $2 million in the first nine months of 2018. The charges in 2018 were primarily for projects to realign resources and enhance distribution capabilities. For additional information on our restructuring activities, refer to Note 13 in the Notes to the Consolidated Financial Statements.

Income from Equity Method Investments

We participate in two joint ventures that are engaged in the manufacture and sale of compressors, unit coolers and condensing units. We exert significant influence over these affiliates based upon our ownership, but do not control them due to venture partner participation. Accordingly, these joint ventures have been accounted for under the equity method and their financial position and results of operations are not consolidated. Income from equity method investments of $11 million in the first nine months of 2018 was down from $16 million when compared to the first nine months of 2017. The decrease is because the joint ventures have experienced increased costs related to commodities and components and have not passed along these increased costs to us via price increases.

Interest Expense, net

Interest expense, net of $29 million in the first nine months of 2018 increased from $23 million in the first nine months of 2017 due to an increase in our average net borrowings and rising interest rates.

Income Taxes

We expect our annual effective tax rate to be between 22% and 24%, excluding the impact of excess tax benefits recorded as a reduction of income taxes under ASU No. 2016-09.

Our effective tax rate was 21.3% for the nine months ended September 30, 2018, after the impact of excess tax benefits, compared to 28.2% for the nine months ended September 30, 2017, after the impact of excess tax benefits. The rate for the nine months ended September 30, 2018 is lower as compared to the nine months ended September 30, 2017 primarily due to the reduced U.S. federal corporate tax rate from enactment of the Tax Cuts and Jobs Act on December 22, 2017.

Year-to-Date through September 30, 2018 Compared to Year-to-Date through September 30, 2017 - Results by Segment

Residential Heating & Cooling

The following table presents our Residential Heating & Cooling segment's net sales and profit for the first nine months of 2018 and 2017 (dollars in millions):

	For the Nine Months Ended September 30,
	2018	2017	Difference	% Change
Net sales	$1,764.4	$1,663.8	$100.6	6.0%
Profit	$317.9	$297.6	$20.3	6.8%
% of net sales	18.0%	17.9%

Net sales increased by 6% in the first nine months of 2018 compared to the first nine months of 2017. Sales volume increased 4% and price and mix combined increased 2%.

Segment profit for the first nine months of 2018 increased $20 million compared to the first nine months of 2017 due to $44 million from favorable price and mix, $20 million from higher sales volume, $11 million from sourcing and engineering-led cost reductions, $2 million from SG&A savings, $1 million from improved factory productivity, and $1 million from lower other product costs. Partially offsetting these increases was $28 million higher commodity costs, $26 million of freight and costs associated with distribution investments, $4 million from lower equity method investments, and $1 million from unfavorable foreign currency exchange rates.

Commercial Heating & Cooling

The following table presents our Commercial Heating & Cooling segment's net sales and profit for the first nine months of 2018 and 2017 (dollars in millions):

	For the Nine Months Ended September 30,
	2018	2017	Difference	% Change
Net sales	$773.5	$723.5	$50.0	6.9%
Profit	$118.9	$113.8	$5.1	4.5%
% of net sales	15.4%	15.7%

Commercial Heating & Cooling net sales increased by 7% in the first nine months of 2018 compared to the first nine months of 2017. Sales volume increased 5%, price and mix combined increased 1%, and favorable foreign currency exchange rates increased by 1%.

Segment profit in the first nine months of 2018 increased $5 million compared to the first nine months of 2017 due to the benefits of $11 million in higher sales volume, $9 million from favorable price, and $4 million from sourcing and engineering-

led cost reductions. Partially offsetting these increases was $7 million from higher commodity costs, $5 million from unfavorable mix, $4 million from higher freight and distribution expense, $1 million from unfavorable factory productivity, $1 million from higher other product costs, and $1 million from lower income from equity method investments.

Refrigeration

The following table presents our Refrigeration segment's net sales and profit for the first nine months of 2018 and 2017 (dollars in millions):

	For the Nine Months Ended September 30,
	2018	2017	Difference	% Change
Net sales	$502.5	$560.6	$(58.1)	(10.4)%
Profit	$55.8	$55.7	$0.1	0.2%
% of net sales	11.1%	9.9%

Refrigeration net sales decreased 10% in the first nine months of 2018 compared to the first nine months of 2017. The loss of sales from the divested Asia Pacific and Brazilian businesses contributed 11%, and mix was unfavorable by 1%, partially offset by 1% higher price and 1% favorable foreign currency exchange rates.

Segment profit for the first nine months of 2018 was flat compared to the first nine months of 2017 due to $5 million of favorable price, $4 million from sourcing and engineering-led cost reductions, $2 million from selling refrigerant allocations in Europe, $2 million lower SG&A, $1 million lower other product costs, and $1 million favorable foreign exchange rates. Partially offsetting these increases was $4 million of higher commodity costs, $4 million of unfavorable mix, $3 million from lower factory productivity, $2 million of lost profit from the divested Australia, New Zealand, Asia and Brazil businesses, $1 million of higher freight and distribution expense, and $1 million of lower income from equity method investments.

Corporate and Other

Corporate and other expenses increased $3 million to $62 million in the first nine months of 2018 from $59 million in the first nine months of 2017 due primarily to the timing of planned technology investments.

Liquidity and Capital Resources

Our working capital and capital expenditure requirements are generally met through internally generated funds, bank lines of credit and an asset securitization arrangement. Working capital needs are generally greater in the first and second quarters due to the seasonal nature of our business cycle.

Statement of Cash Flows

The following table summarizes our cash flow activity for the nine months ended September 30, 2018 and 2017 (in millions):

	For the Nine Months Ended September 30,
	2018	2017
Net cash provided by operating activities	$231.3	$129.0
Net cash provided by (used in) investing activities	59.3	(60.3)
Net cash used in financing activities	(316.6)	(67.3)

Net Cash Provided by Operating Activities - The net cash provided by operating activities in the first nine months of 2018 and 2017 reflects the seasonal increase in working capital requirements. The increase in cash provided by operating activities in the first nine months of 2018 as compared to 2017 was mainly due to the timing of working capital payments and due in part by the supply disruption caused by the tornado at our Marshalltown facility.

Net Cash Provided by (Used in) Investing Activities - Capital expenditures were $61 million in the first nine months of both 2018 and 2017. Capital expenditures in 2018 were primarily related to expansion of our manufacturing capacity and equipment and investments in systems and software to support the overall enterprise. Net proceeds of $116 million were provided by the sale of our business in the Asia Pacific area along with the related property as well as the sale of our business in Brazil.

Net Cash Used in Financing Activities - Net cash used in financing activities in the first nine months of 2018 was $317 million as compared to $67 million in the first nine months of 2017. The increase in cash used in financing activities is largely due to a decrease in net borrowings against our credit facility and an increase in share repurchases. During the first nine months of 2018, we repurchased $350 million of shares as compared to $250 million of shares in the first nine months of 2017. We also we returned $68 million to shareholders through dividend payments. For additional information on share repurchases, refer to Note 11 in the Notes to the Consolidated Financial Statements.

Debt Position

The following table details our lines of credit and financing arrangements as of September 30, 2018 (in millions):

Outstanding Borrowings
Current maturities of long-term debt:
Capital lease obligations	$0.4
Domestic credit facility(1)	22.5
Debt issuance costs	(0.6)
Total current maturities of long-term debt	$22.3
Long-term debt:
Asset Securitization Program (2)	377.3
Capital lease obligations	11.9
Domestic credit facility(1)	368.0
Senior unsecured notes	350.0
Debt issuance costs	(3.6)
Total long-term debt	1,103.6
Total debt	$1,125.9
(1) The available future borrowings on our domestic credit facility are $447.0 million after being reduced by the outstanding borrowings and $2.5 million in outstanding standby letters of credit. We also had $30.7 million in outstanding standby letters of credit outside of the domestic credit facility as of September 30, 2018.
(2) The maximum securitization amount ranges from $225.0 million to $380.0 million, depending on the period. The maximum capacity of the ASP is the lesser of the maximum securitization amount or 100% of the net pool balance less reserves, as defined under the ASP.

Financial Leverage

We periodically review our capital structure to ensure the appropriate levels of leverage and liquidity. We may access the capital markets, as necessary, based on business needs and to take advantage of favorable interest rate environments or other market conditions. We also evaluate our debt-to-capital and debt-to-EBITDA ratios to determine, among other considerations, the appropriate targets for capital expenditures and share repurchases under our share repurchase programs. Our debt-to-total-capital ratio increased to 108.4% at September 30, 2018 from 95.2% at December 31, 2017.
As of September 30, 2018, our senior credit ratings were Baa3 with a stable outlook, and BBB with a stable outlook, by Moody's Investors Service, Inc. ("Moody's") and Standard & Poor's Rating Group ("S&P"), respectively. The security ratings are not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating. Our goal is to maintain investment grade ratings from Moody's and S&P to help ensure the capital markets remain available to us.

Liquidity

We believe our cash and cash equivalents of $46 million, future cash generated from operations and available future borrowings are sufficient to fund operations, planned capital expenditures, future contractual obligations, share repurchases, potential dividends and other needs in the foreseeable future. Included in our cash and cash equivalents of $46 million as of September 30, 2018 was $20.7 million of cash held in foreign locations. Our cash held in foreign locations is used for investing and operating activities in those locations, and we generally do not have the need or intent to repatriate those funds to the United States. An actual repatriation in the future from our non-U.S. subsidiaries could be subject to foreign withholding taxes and U.S. state taxes.

Our expected capital expenditures for 2018 are $100 million, excluding capital expenditures made in conjunction with repair of our Marshalltown facility as those repairs will be covered by insurance. We also continue to increase shareholder value through our share repurchase programs and dividend payments, with the completion of $350 million of share repurchases in the first nine months of 2018 and the declaration of $68 million of cash dividends in the first nine months of 2018.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our current management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2018, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2018, we implemented new controls as part of our efforts to adopt ASU 2016-02. We are implementing new controls related to monitoring the adoption process, implementing a new IT system to capture, calculate, and account for leases, and gather the necessary data to properly account for leases under ASC 842. There were no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In the third quarter of 2018, we purchased shares of our common stock as follows:

	Total Number of Shares Purchased (1)	Average Price Paid per Share (including fees)	Total Number of Shares Purchased As Part of Publicly Announced Plans	Approximate Dollar Value of Shares that may yet be Purchased under our Share Repurchase Plans (in millions) (2)
July 1 through July 28	1,129	$211.97	—	545.8
July 29 through August 25	8,887	214.51	—	545.8
August 26 through September 29	1,244	222.93	—	545.8
	11,260		—
(1) We repurchased 11,260 shares of common stock in July, August and September 2018 surrendered to LII to satisfy employee tax-withholding obligations in connection with the exercise of long-term incentive awards.
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
10.1
Amendment No. 8 to Amended and Restated Receivables Purchase Agreement among LPAC Corp., as the Seller, Lennox Industries Inc., as the Master Servicer, Victory Receivables Corporation, as Purchaser and MUFG Bank, Ltd., as Administrative Agent, BTMU Liquidity Bank, Wells Fargo Bank, National Association, a Liquidity Bank and PNC Bank, N National Association, a Purchaser Agent (filed herewith).

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

Date: October 22, 2018