Form 10-K
period 2018-12-31
LENNOX INTERNATIONAL INC
filed 2019-02-19
CIK 1069202

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

As of June 30, 2018, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $8 billion based on the closing price of the registrant’s common stock on the New York Stock Exchange. As of February 8, 2019, there were 39,872,002 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s 2019 Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2019 Annual Meeting of Stockholders to be held on May 23, 2019 are incorporated by reference into Part III of this report.

LENNOX INTERNATIONAL INC.
FORM 10-K
For the Fiscal Year Ended December 31, 2018

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

Shown in the table below are our three business segments, the key products, services and well-known product and brand names within each segment and net sales in 2018 by segment. Segment financial data for 2018, 2017 and 2016, including financial information about foreign and domestic operations, is included in Note 20 of the Notes to our Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” and is incorporated herein by reference.

Segment	Products & Services	Product and Brand Names	2018 Net Sales (in millions)
Residential Heating & Cooling	Furnaces, air conditioners, heat pumps, packaged heating and cooling systems, indoor air quality equipment, comfort control products, replacement parts and supplies	Lennox, Dave Lennox Signature, Armstrong Air, Ducane, Aire-Flo, Air-Ease, Concord, Magic-Pak, ADP Advanced Distributor Products, iComfort and Lennox PartsPlus	$2,225.0
Commercial Heating & Cooling	Unitary heating and air conditioning equipment, applied systems, controls, installation and service of commercial heating and cooling equipment, variable refrigerant flow commercial products	Lennox, Allied Commercial, Magic-Pak, Raider, Landmark, Prodigy, Strategos, Energence, Lennox VRF and Lennox National Account Services	1,043.5
Refrigeration	Condensing units, unit coolers, fluid coolers, air cooled condensers, air handlers, process chillers, controls, compressorized racks, supermarket display cases and systems	Heatcraft Worldwide Refrigeration, Bohn, Larkin, Climate Control, Chandler Refrigeration, Kysor/Warren, Friga-Bohn, HK Refrigeration, Hyfra, Kirby and Interlink	615.4
		Total	$3,883.9

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

We are continuing to grow our network of 240 Lennox PartsPlus stores across the United States and Canada. These stores provide an easy access solution for contractors and independent dealers to obtain universal service and replacement parts, supplies, convenience items, tools, Lennox equipment and OEM parts.

Our Advanced Distributor Products (“ADP”) operation builds evaporator coils and air handlers under the “ADP Advanced Distributor Products” brand and also builds evaporator coils under the “Lennox” brand and Allied Air Enterprise brands. ADP sells its own ADP branded evaporator coils to over 450 HVAC wholesale distributors across North America.

Commercial Heating & Cooling

North America. In North America, we manufacture and sell unitary heating and cooling equipment used in light commercial applications, such as low-rise office buildings, restaurants, retail centers, churches and schools. Our product offerings for these applications include rooftop units ranging from 2 to 50 tons of cooling capacity and split system/air handler combinations, which range from 1.5 to 20 tons of cooling capacity. These products are distributed primarily through commercial contractors and directly to national account customers. In 2014, we launched Lennox-branded variable refrigerant flow (“VRF”) commercial products through Lennox company-owned distribution. We believe the success of our products is attributable to their efficiency, design flexibility, total cost of ownership, low life-cycle cost, ease of service and advanced control technology.

National Account Services. National Account Service (“NAS”) provides installation, service and preventive maintenance for commercial HVAC national account customers in the United States and Canada.

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

Refrigeration

We manufacture and market equipment for the global commercial refrigeration markets under the Heatcraft Worldwide Refrigeration name.  We sell these products to distributors, installing contractors, engineering design firms, original equipment manufacturers and end-users. Our global manufacturing, distribution, sales and marketing footprint serves customers in over 103 countries worldwide.

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

International.  In international markets, we manufacture and market refrigeration products including condensing units, unit coolers, air-cooled condensers, fluid coolers, compressor racks and industrial process chillers.  We have manufacturing locations in Germany, France and Spain.  In addition, we own a 50% common stock interest in a joint venture in Mexico that produces unit coolers, air-cooled condensers, condensing units, compressors and compressorized racks of the same design and quality as those manufactured by our U.S. business.  This joint venture product line is complemented with imports from the U.S., which are sold through the joint venture’s distribution network. During 2018, we completed the sale of our Australia, Asia and South America businesses.

Business Strategy

Our business strategy is to sustain and expand our premium market position as well as offer a full spectrum of products to meet our customers’ needs. We plan to expand our market position through organic growth while maintaining our focus on cost reductions to drive margin expansion and support growth in target business segments. This strategy is supported by the following four strategic priorities:

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

Strategic Sourcing

We rely on various suppliers to furnish the raw materials and components used in the manufacturing of our products. To maximize our buying effectiveness in the marketplace, we have a central strategic sourcing group that consolidates purchases of certain materials, components and indirect items across business segments. The goal of the strategic sourcing group is to develop global strategies for a given component group, concentrate purchases with three to five suppliers and develop long-term relationships with these vendors. By developing these strategies and relationships, we seek to leverage our material needs to reduce costs and improve financial and operating performance. Our strategic sourcing group also works with selected suppliers to reduce costs, improve quality and delivery performance by employing lean manufacturing and Six Sigma.

Compressors, motors and controls constitute our most significant component purchases, while steel, copper and aluminum account for the bulk of our raw material purchases. We own an equity interest in a joint venture that manufactures compressors. This joint venture provide us with compressors for our residential and commercial heating and cooling and refrigeration businesses.

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

Our markets are driven by seasonal weather patterns. HVAC products and services are sold year round, but the volume and mix of product sales and service change significantly by season. The industry generally ships roughly twice as many units during June as it does in December. Overall, cooling equipment represents a substantial portion of the annual HVAC market. Between the heating season (roughly November through February) and cooling season (roughly May through August) are periods commonly referred to as “shoulder seasons” when the distribution channel transitions its buying patterns from one season to the next. These seasonal fluctuations in mix and volume drive our sales and related segment profit, resulting in somewhat higher sales in the second and third quarters due to the higher volume in the cooling season relative to the heating season.

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

Employees

As of December 31, 2018, we employed approximately 11,350 employees. Approximately 4,950 of these employees were salaried and 6,400 were hourly. The number of hourly workers we employ may vary in order to match our labor needs during periods of fluctuating demand. Approximately 3,175 employees, including international locations, are represented by unions. We believe we have good relationships with our employees and with the unions representing our employees. We currently do not anticipate any material adverse consequences resulting from negotiations to renew any collective bargaining agreements.

Environmental Regulation

Our operations are subject to evolving and often increasingly stringent international, federal, state and local laws and regulations concerning the environment.  Environmental laws that affect or could affect our domestic operations include, among others, the National Appliance Energy Conservation Act of 1987, as amended (“NAECA”), the Energy Policy Act ("EPAct"), the Energy Policy and Conservation Act ("EPCA"), the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act, the National Environmental Policy Act ("NEPA"), the Toxic Substances Control Act, any regulations promulgated under these acts and various other international, federal, state and local laws and regulations governing environmental matters.  We believe we are in substantial compliance with such existing environmental laws and regulations.

Energy Efficiency. The U.S. Department of Energy has numerous active energy conservation rulemakings that impact residential and commercial heating, air conditioning and refrigeration equipment.  We are actively involved in U.S. Department of Energy and Congressional activities related to energy efficiency.  We are prepared to have compliant products in place in advance of the effective dates of all such regulations being considered by the U.S. Department of Energy.

Refrigerants. The use of hydrochlorofluorocarbons (“HCFCs”) and hydroflurocarbons (“HFCs”) as refrigerants for air conditioning and refrigeration equipment is common practice in the HVACR industry and is regulated. We believe we have complied with applicable rules and regulations in various countries governing the use of HCFCs and HFCs.  The U.S. Congress and the Environmental Protection Agency are considering steps to phase down the future use of HFCs in HVACR products and an international accord was adopted in October 2016 which would significantly phase-down the use of HFCs when ratified by the United Sates and globally. We are an active participant in the ongoing international and domestic dialogue on this subject and are well positioned to react in a timely manner to changes in the regulatory landscape.  In addition, we are taking proactive steps to implement responsible use principles and guidelines with respect to limiting refrigerants from escaping into the atmosphere throughout the life span of our HVACR equipment.

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

Available Information

Our web site address is www.lennoxinternational.com. We make available, free of charge through our web site, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably possible after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. The information on our web site is not a part of, or incorporated by reference into, this annual report on Form 10-K.

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

Executive Officers of the Company

Our executive officers, their present positions and their ages are as follows as of February 4, 2019:

Name	Age	Position
Todd M. Bluedorn	55	Chairman of the Board and Chief Executive Officer
Joseph W. Reitmeier	54	Executive Vice President, Chief Financial Officer
Douglas L. Young	56	Executive Vice President, President and Chief Operating Officer, Residential Heating & Cooling
Terry L. Johnston	61	Executive Vice President, President and Chief Operating Officer, North America Commercial Heating & Cooling
Gary S. Bedard	54	Executive Vice President, President and Chief Operating Officer, Worldwide Refrigeration
Prakash Bedapudi	52	Executive Vice President, Chief Technology Officer
Daniel M. Sessa	54	Executive Vice President, Chief Human Resources Officer
John D. Torres	60	Executive Vice President, Chief Legal Officer and Secretary
Chris A. Kosel	51	Vice President, Chief Accounting Officer and Controller

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

Douglas L. Young was appointed Executive Vice President, President and Chief Operating Officer of LII’s Residential Heating & Cooling segment in October 2006. Mr. Young had previously served as Vice President and General Manager of North American Residential Products since 2003 and as Vice President and General Manager of Lennox North American Residential Sales, Marketing, and Distribution from 1999 to 2003. Prior to his career with LII, Mr. Young was employed in the Appliances division of GE, where he held various management positions before serving as General Manager of Marketing for GE Appliance division’s retail group from 1997 to 1999 and as General Manager of Strategic Initiatives in 1999. He holds a BSBA from Creighton University and a master’s of science in management from Purdue University. Mr. Young serves on the Board of Directors of Beacon Roofing Supply, a general building material distributor and is a past Chairman of the Board of Directors of AHRI (the Air-Conditioning, Heating, and Refrigeration Institute), the trade association for the HVACR and water heating equipment industries.

Terry L. Johnston was appointed Executive Vice President, President and Chief Operating Officer of LII’s North America Commercial Heating & Cooling business in January 2013. Since May 2007, he had served as Vice President and General Manager, North America Commercial. He had previously served as Vice President, Marketing and Product Management, LII Worldwide Heating & Cooling and as Vice President, Marketing and Product Management for Lennox Industries. Before joining LII in 2001, Mr. Johnston worked for 20 years at GE in a variety of product management and sales and marketing roles. He is on the Board of Directors of CSW Industrials, Inc., a diversified industrial growth company with businesses in industrial products, sealants and adhesives and specialty chemicals segments. He holds a bachelor of science in marketing from the University of Arkansas.

Gary S. Bedard was appointed Executive Vice President, President and Chief Operating Officer of LII’s Worldwide Refrigeration business in October 2017. Since 2005, Mr. Bedard served as Vice President and General Manager, LII Residential Heating and Cooling. He has also held the positions of Vice President, Residential Product Management, LII Worldwide Heating and Cooling, Director of Brand and Product Management, and District Manager for Lennox Industries’ New York District. Prior to joining LII in 1998, Mr. Bedard spent eight years at York International in product management and sales leadership roles for commercial applied and unitary systems as well as residential systems. Mr. Bedard has a bachelor’s degree in engineering management from the United States Military Academy at West Point.

Prakash Bedapudi was appointed Executive Vice President, Chief Technology Officer in July 2008. He had previously served as Vice President, Global Engineering and Program Management for Trane Inc. Commercial Systems from 2006 through 2008, and as Vice President, Engineering and Technology for Trane’s Residential Systems division from 2003 through 2006. Prior to his career at Trane, Mr. Bedapudi served in senior engineering leadership positions for GE Transportation Systems, a division of General Electric Company, and for Cummins Engine Company. He holds a bachelor of science in mechanical/automotive engineering from Karnataka University, India and a master’s of science in mechanical/aeronautical engineering from the University of Cincinnati.

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

Chris A. Kosel was appointed Vice President, Chief Accounting Officer and Controller in May 2017. He had previously served as Vice President, Business Analysis and Planning for the Company since 2016. He also had served as Vice President, Finance and Controller / Director, Finance for the Company’s North America Commercial Business from 2015 - 2016 and Director, Financial Planning and Analysis for the Company’s Residential Business Unit from 2014 to 2015. Prior to 2014 he had served as Director, Finance for the Company’s Parts Plus Business and Director of the Company’s Financial Shared Services function. Prior to joining Lennox, he worked for Ernst & Young. He holds a bachelor’s degree in accounting from Texas A&M University. He is also a Certified Public Accountant.

Item 1A. Risk Factors
Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act that are based on information currently available to management as well as management’s assumptions and beliefs as of the date hereof. All statements, other than statements of historical fact, included in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the words “may,” “will,” “should,” “plan,” “predict,” “anticipate,” “believe,” “intend,” “estimate” and “expect” and similar expressions. Statements that are not historical should also be considered forward-looking statements. Such statements reflect our current views with respect to future events. Readers are cautioned not to place undue reliance on these forward-looking statements. We believe these statements are based on reasonable assumptions; however, such statements are inherently subject to risks and uncertainties, including but not limited to the specific uncertainties discussed elsewhere in this Annual Report on Form 10-K and the risk factors set forth in Item 1A. Risk Factors in this Annual Report on Form 10-K. These risks and uncertainties may affect our performance and results of operations. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those in the forward-looking statements. We disclaim any intention or obligation to update or review any forward-looking statements or information, whether as a result of new information, future events or otherwise unless required by law.

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

Our Financial Performance Is Affected by the Conditions of the U.S. Construction Industry.

Our business is affected by the performance of the U.S. construction industry. Our sales in the residential and commercial new construction markets correlate to the number of new homes and buildings that are built, which in turn is influenced by cyclical factors such as interest rates, inflation, availability of financing, consumer spending habits and confidence, employment rates and other macroeconomic factors over which we have no control. Although the industry has improved over the last several years, our sales may not continue to improve or such improvement may be limited or lower than expected.

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

Net sales outside of the United States comprised 15.7% of our net sales in 2018.

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

We are engaged in various manufacturing rationalization actions designed to achieve our strategic priorities of manufacturing, sourcing and distribution excellence and of lowering our cost structure. For example, we are continuing to reorganize our North

American distribution network in order to better serve our customers’ needs by deploying parts and equipment inventory closer to them and are expanding our sourcing activities outside of the U.S. We also continue to rationalize and reorganize various support and administrative functions in order to reduce ongoing selling and administrative expenses. If we cannot successfully implement such distribution and restructuring strategies or other cost savings plans, we may not achieve our expected cost savings in the time anticipated, or at all. In such case, our results of operations and profitability may be negatively impacted, making us less competitive and potentially causing us to lose market share.

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

As of February 6, 2019, approximately 28% of our workforce, including international locations, was unionized. The results of future negotiations with these unions and the effects of any production interruptions or labor stoppages could have an adverse effect on our results of operations.

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

As of December 31, 2018, we had goodwill of $186.6 million on our Consolidated Balance Sheet. Any future determination that an impairment of the value of goodwill occurred would require a write-down of the impaired portion of goodwill to fair value and would reduce our assets and stockholders’ equity and could have a material adverse effect on our results of operations.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following chart lists our principal domestic and international manufacturing, distribution and office facilities as of December 31, 2018 and indicates the business segment that uses such facilities, the approximate size of such facilities and whether such facilities are owned or leased. Also included in the chart are large warehouses that hold significant inventory balances.

Location	Segment	Type or Use of Facility	Approx. Sq. Ft. (In thousands)	Owned/Leased
Marshalltown, IA	Residential Heating & Cooling	Manufacturing & Distribution	1,000	Owned & Leased
Orangeburg, SC	Residential Heating & Cooling	Manufacturing & Distribution	750	Owned & Leased
Saltillo, Mexico	Residential Heating & Cooling	Manufacturing & Distribution	638	Owned
Grenada, MS	Residential Heating & Cooling	Manufacturing & Distribution	395	Leased
Romeoville, IL	Residential Heating & Cooling	Distribution	312	Leased
McDonough, GA	Residential Heating & Cooling	Distribution	254	Leased
Columbus, OH	Residential Heating & Cooling	Distribution	144	Leased
Pittston, PA	Residential Heating & Cooling	Distribution	144	Leased
Concord, NC	Residential Heating & Cooling	Distribution	123	Leased
Harahan, LA	Residential Heating & Cooling	Distribution	83	Leased
Kansas City, MI	Residential Heating & Cooling	Distribution	59	Leased
Denver, CO	Residential Heating & Cooling	Distribution	49	Leased
St. Louis, MO	Residential Heating & Cooling	Distribution	48	Leased
Salt Lake City,UT	Residential Heating & Cooling	Distribution	45	Leased
Minneapolis, MN	Residential Heating & Cooling	Distribution	44	Leased
Eastvale, CA	Residential & Commercial Heating & Cooling	Distribution	377	Leased
Carrollton, TX	Residential & Commercial Heating & Cooling	Distribution	252	Leased
Brampton, Canada	Residential & Commercial Heating & Cooling	Distribution	251	Leased
Houston, TX	Residential & Commercial Heating & Cooling	Distribution	216	Leased
Orlando, FL	Residential & Commercial Heating & Cooling	Distribution	173	Leased
Middletown, PA	Residential & Commercial Heating & Cooling	Distribution	166	Leased
Lenexa, KS	Residential & Commercial Heating & Cooling	Distribution	147	Leased
East Fife, WA	Residential & Commercial Heating & Cooling	Distribution	112	Leased
Calgary, Canada	Residential & Commercial Heating & Cooling	Distribution	110	Leased
Stuttgart, AR	Commercial Heating & Cooling	Manufacturing	750	Owned
Longvic, France	Commercial Heating & Cooling	Manufacturing	142	Owned
Longvic, France	Commercial Heating & Cooling	Distribution	133	Owned
Dallas, TX	Commercial Heating & Cooling	Distribution	227	Leased
Norcross, GA	Commercial Heating & Cooling	Distribution	95	Leased
Burgos, Spain	Commercial Heating & Cooling & Refrigeration	Manufacturing	140	Owned
Mions, France	Commercial Heating & Cooling & Refrigeration	Research & Development	129	Owned
Genas, France	Commercial Heating & Cooling & Refrigeration	Manufacturing, Distribution & Offices	111	Owned
Tifton, GA	Refrigeration	Manufacturing & Distribution	738	Owned & Leased
Columbus, GA	Refrigeration	Manufacturing, Warehousing & Offices	523	Owned & Leased
Stone Mountain, GA	Refrigeration	Manufacturing & Business Unit Headquarters	139	Owned
Krunkel, Germany	Refrigeration	Manufacturing, Distribution & Offices	43	Owned
Richardson, TX	Corporate and other	Corporate Headquarters	356	Owned & Leased
Carrollton, TX	Corporate and other	Research & Development	294	Owned

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock is listed for trading on the New York Stock Exchange under the symbol “LII.”

Dividends

During 2018 and 2017, we declared quarterly cash dividends as set forth below:

	2018	2017
First Quarter	$0.51	$0.43
Second Quarter	0.64	0.51
Third Quarter	0.64	0.51
Fourth Quarter	0.64	0.51
Fiscal Year	$2.43	$1.96

The amount and timing of dividend payments are determined by our Board of Directors and subject to certain restrictions under our domestic revolving credit facility.

Holders of Common Stock

As of the close of business on February 8, 2019, approximately 621 holders of record held our common stock.

Comparison of Total Stockholder Return

The following graph compares the cumulative total returns of LII’s common stock with the cumulative total returns of the Standards & Poor’s Midcap 400 Index, a broad index of mid-size U.S. companies of which the Company is a part, and with a peer group of U.S. industrial manufacturing and service companies in the HVACR businesses. The graph assumes that $100 was invested on December 31, 2013, with dividends reinvested. Our peer group includes AAON, Inc., Ingersoll-Rand plc, Comfort Systems USA, Inc., United Technologies Corporation, Johnson Controls Inc., and Watsco, Inc. Peer group returns are weighted by market capitalization.

This performance graph and other information furnished under this Comparison of Total Stockholder Return section shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act.

Our Purchases of LII Equity Securities

Our Board of Directors has authorized a total of $2.5 billion towards the repurchase of shares of our common stock (collectively referred to as the “Share Repurchase Plans”), including a $500 million share repurchase authorization in March 2018. The Share Repurchase Plans authorize open market repurchase transactions and do not have a stated expiration date. As of December 31, 2018, $446 million may be used to repurchase shares under the Share Repurchase Plans.

In the fourth quarter of 2018, we purchased shares of our common stock as follows:

	Total Shares Purchased (1)	Average Price Paid per Share (including fees)	Shares Purchased As Part of Publicly Announced Plans	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans (in millions) (2)
October 1 through October 31	74,796	$200.02	74,300	530.9
November 1 through November 30	423,374	204.95	415,434	445.8
December 1 through December 31	19,372	210.37	—	445.8
	517,542		489,734

(1) Includes the surrender to LII of 27,808 shares of common stock to satisfy employee tax-withholding obligations in connection with the exercise of vested stock appreciation rights and the vesting of restricted stock units.
(2) After $150 million payment for Accelerated Share Repurchase Plan (ASR) executed in February 2018, $200.2 million share repurchase from open market transactions during the second quarter and $100 million share repurchase from open market transactions during the fourth quarter. Final settlement of the ASR occurred in April 2018. The ASR and the stock repurchase was executed pursuant to a previously announced repurchase plan. See Note 16 in the Notes to the Consolidated Financial Statements for further details.

Item 6. Selected Financial Data

The following table presents selected financial data for each of the five years ended December 31, 2018 to 2014 (in millions, except per share data):

	For the Years Ended December 31,
	2018	2017	2016	2015	2014
Statements of Operations Data:
Net Sales	$3,883.9	$3,839.6	$3,641.6	$3,467.4	$3,367.4
Operating Income	509.5	494.5	429.4	305.4	334.7
Income From Continuing Operations	360.3	307.1	278.6	187.2	208.1
Net Income	359.0	305.7	277.8	186.6	205.8
Basic Earnings Per Share From Continuing Operations	8.87	7.28	6.41	4.17	4.35
Diluted Earnings Per Share From Continuing Operations	8.77	7.17	6.34	4.11	4.28
Cash Dividends Declared Per Share	2.43	1.96	1.65	1.38	1.14

Other Data:
Capital Expenditures	$95.2	$98.3	$84.3	$69.9	$88.4
Research and Development Expenses	72.2	73.6	64.6	62.3	60.7

Balance Sheet Data at Period End:
Total Assets	$1,817.2	$1,891.5	$1,760.3	$1,677.4	$1,764.3
Total Debt	1,041.3	1,004.0	868.2	741.1	925.6
Stockholders’ (Deficit) Equity	(149.6)	50.1	38.0	101.6	9.0

Information in the table above is not necessarily indicative of results of future operations. To understand the factors that may affect comparability, the financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Consolidated Financial Statements and the related Notes to the Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data,” of this Form 10-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the other sections of this report, including the consolidated financial statements and related notes contained in Item 8 of this Annual Report on Form 10-K.

Business Overview

We operate in three reportable business segments of the heating, ventilation, air conditioning and refrigeration (“HVACR”) industry. Our reportable segments are Residential Heating & Cooling, Commercial Heating & Cooling, and Refrigeration. For more detailed information regarding our reportable segments, see Note 20 in the Notes to the Consolidated Financial Statements.

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

On July 19, 2018 our manufacturing facility in Marshalltown, Iowa was damaged by a tornado. Insurance covers the repair or replacement of our assets that suffered damage or loss. We are working closely with our insurance carriers and claims adjusters to ascertain the full amount of insurance recoveries due to us as a result of the damage and loss we suffered. Our insurance policies also provide business interruption coverage, including lost profits, and reimbursement for other expenses and costs that have been incurred relating to the damages and losses suffered. For the year ended December 31, 2018 we incurred expenses of $86.0 million related to damages caused by the tornado, which included the write-off of damaged property, equipment and inventory, freight to move product to other warehouses and professional fees to secure and maintain the site. We have received insurance recoveries of $124.3 million for the year ended December 31, 2018. We have allocated the first $96.9 million of insurance recoveries to cover our expenses and rebuilding costs incurred to date which is included in Gain from insurance recoveries, net of losses incurred in the Consolidated Statements of Operations. The remaining $27.4 million of insurance recoveries represents amounts for lost profits and is shown in Insurance proceeds for lost profits in the Consolidated Statements of Operations. In 2019, we expect to receive approximately $83 million of insurance proceeds related to lost profits and $149 million of insurance proceeds to fund the reconstruction of the facility and as reimbursement for other losses and expenses expected to be incurred. As part of our recovery efforts, we have shifted production of certain products that were previously only produced at our Marshalltown facility to our other facilities. We believe this provides increased manufacturing flexibility.

Financial Highlights

•	Net sales increased $44 million, or 1.2%, to $3,884 million in 2018 from $3,840 million in 2017.

•
Operating income in 2018 was $510 million compared to $495 million in 2017. The increase was primarily due to increased sales, reductions in SG&A expenses, and insurance proceeds received for third-quarter lost profits, partially offset by lower gross profit.

•	Net income in 2018 increased to $359 million from $306 million in 2017.

•	Diluted earnings per share from continuing operations were $8.77 per share in 2018 compared to $7.17 per share in 2017.

•
We generated $496 million of cash flow from operating activities in 2018 compared to $325 million in 2017. The increase was primarily due to a decrease in working capital and an increase in net income.

•
In 2018, we returned $94 million to shareholders through dividend payments and we used $450 million to purchase 2.3 million shares of stock under our Share Repurchase Plans. We also received $115 million in net proceeds from the sale of our businesses in Australia, Asia and South America along with the sale of the related property.

Overview of Results

Despite the impact of the tornado at our Marshalltown facility the Residential Heating & Cooling segment performed well in 2018, with a 4.0% increase in net sales and a $26 million increase in segment profit compared to 2017, including the insurance proceeds received for lost profits in 2018. Our Commercial Heating & Cooling segment also performed well in 2018 with a 7.2% increase in net sales and a $2 million increase in segment profit compared to 2017. This segment’s results were driven by volume and price gains. Sales in our Refrigeration segment decreased 15% and segment profit decreased $7 million compared to 2017 mostly due to the sale of our Australia, Asia and South America businesses.

On a consolidated basis, our gross profit margins decreased to 28.6% in 2018 due primarily to unfavorable commodities, factory inefficiencies due to disruption caused by the tornado at our Marshalltown facility, and higher freight and distribution costs. These declines were partially offset by favorable price and mix and sourcing and engineering-led cost reductions across our business.

Results of Operations

The following table provides a summary of our financial results, including information presented as a percentage of net sales (dollars in millions):

	For the Years Ended December 31,
	2018		2017		2016
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Net sales	$3,883.9	100.0%	$3,839.6	100.0%	$3,641.6	100.0%
Cost of goods sold	2,772.7	71.4%	2,714.4	70.7%	2,565.1	70.4%
Gross profit	1,111.2	28.6%	1,125.2	29.3%	1,076.5	29.6%
Selling, general and administrative expenses	608.2	15.7%	637.7	16.6%	621.0	17.1%
Losses (gains) and other expenses, net	13.4	0.3%	7.1	0.2%	11.3	0.3%
Restructuring charges	3.0	0.1%	3.2	0.1%	1.8	—%
Loss (gain), net on sale of businesses and related property	27.0	0.7%	1.1	—%	—	—%
Gain from insurance recoveries, net of losses incurred	(10.9)	(0.3)%	—	—%	—	—%
Insurance proceeds for lost profits	(27.4)	(0.7)%	—	—%	—	—%
Pension settlement	0.4	—%	—	—%	31.4	0.9%
Income from equity method investments	(12.0)	(0.3)%	(18.4)	(0.5)%	(18.4)	(0.5)%
Operating income	$509.5	13.1%	$494.5	12.9%	$429.4	11.8%
Loss from discontinued operations	(1.3)	—%	(1.4)	—%	(0.8)	—%
Net income	$359.0	9.2%	$305.7	8.0%	$277.8	7.6%

The following table provides net sales by geographic market (dollars in millions):

	For the Years Ended December 31,
	2018		2017		2016
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Net Sales by Geographic Market:
U.S.	$3,275.9	84.3%	$3,128.7	81.5%	$2,966.8	81.5%
Canada	254.8	6.6	237.8	6.2	218.8	6.0
International	353.2	9.1	473.1	12.3	456.0	12.5
Total net sales	$3,883.9	100.0%	$3,839.6	100.0%	$3,641.6	100.0%

Year Ended December 31, 2018 Compared to Year Ended December 31, 2018 - Consolidated Results

Net Sales

Net sales increased 1.2% in 2018 compared to 2017, primarily driven by volume and price increases. The increase in volume was primarily due to market growth in our Residential Heating and Cooling and Commercial Heating and Cooling segments. These increases were partially offset by the impact due to the sale of our Australia, Asia and South America businesses in our Refrigeration segment.

Gross Profit

Gross profit margins for 2018 decreased 70 basis points (“bps”) to 28.6% compared to 29.3% in 2017. We saw margin decreases of 120 bps from higher commodity costs, 100 bps from higher freight and distribution costs, and 50 bps from other product costs. These decreases were offset by increases of 130 bps from favorable price and mix and 70 bps from sourcing and engineering-led cost reductions.

Selling, General and Administrative Expenses

SG&A expenses decreased by $30 million in 2018 compared to 2017. As a percentage of net sales, SG&A expenses decreased 90 bps from 16.6% to 15.7% in the same periods. SG&A decreased primarily due to the sale of our divested businesses in Australia, Asia and South America.

Losses (Gains) and Other Expenses, Net

Losses (gains) and other expenses, net for 2018 and 2017 included the following (in millions):

	For the Years Ended December 31,
	2018	2017
Realized gains, net on settled futures contracts	$(0.4)	$(1.7)
Foreign currency exchange losses (gains), net	1.7	(1.8)
Losses on disposal of fixed assets	0.7	0.2
Net change in unrealized losses, net on unsettled futures contracts	1.5	0.9
Asbestos-related litigation	4.0	3.5
Special legal contingency charge	1.9	3.7
Environmental liabilities	2.2	2.2
Contractor tax payments	—	0.1
Other items, net	1.8	—
Losses (gains) and other expenses, net	$13.4	$7.1

The realized gains on settled futures contracts in 2018 was attributable to changes in commodity prices relative to our settled futures contract prices, as commodity prices have increased in 2018 relative to 2017. Additionally, the change in unrealized losses, net on unsettled futures contracts was due to lower commodity prices relative to the unsettled futures contract prices. For more information on our derivatives, see Note 9 in the Notes to the Consolidated Financial Statements.

Foreign currency exchange losses increased in 2018 primarily due to weakening in foreign exchange rates in our primary markets. The special legal contingency charges decreased primarily due to lower legal costs associated with outstanding legal settlements. The asbestos-related litigation relates to known and estimated future asbestos matters. The environmental liabilities relate to estimated remediation costs for contamination at some of our facilities. Refer to Note 11 in the Notes to the Consolidated Financial Statements for more information on litigation, including the asbestos-related litigation, and the environmental liabilities.

Restructuring Charges

Restructuring charges were $3.0 million in 2018 compared to $3.2 million in 2017. The charges in 2018 and 2017 were primarily for projects to realign resources and enhance manufacturing and distribution capabilities. For more information on our restructuring activities, see Note 18 in the Notes to the Consolidated Financial Statements.

Goodwill

We performed a qualitative impairment analysis and noted no indicators of goodwill impairment for the year ended December 31, 2018. In the current year, we wrote off $11.5 million of goodwill as a part of the completed sales of our Australia, Asia and South America businesses (discussed further in Note 17 of the Notes to the Consolidated Financial Statements). Also, we did not record any goodwill impairments in 2017. Refer to Note 5 in the Notes to the Consolidated Financial Statements for more information on goodwill.

Asset Impairment

We did not have any impairments of assets related to continuing operations in 2018 or 2017.

Pension Settlement

We did not have significant pension buyout activity in 2018 or 2017. Refer to Note 13 in the Notes to the Consolidated Financial Statements for more information on pensions and employee benefit plans.

Income from Equity Method Investments

Investments over which we do not exercise control but have significant influence are accounted for using the equity method of accounting. Income from equity method investments was $12 million in 2018 compared to $18 million in 2017. The decrease is because the joint ventures have experienced increased costs related to commodities and components and have not passed these increased costs on through price increases.

Interest Expense, net

Net interest expense of $38 million in 2018 increased from $31 million in 2017 primarily due to an increase in our average borrowings and rising interest rates.

Income Taxes

The income tax provision was $108 million in 2018 compared to $157 million in 2017, and the effective tax rate was 23% in 2018 compared to 34% in 2017. The 2018 effective tax rate differs from the statutory rate of 21% primarily due to state and foreign taxes. The 2017 effective tax rate was negatively impacted by changes in U.S. tax legislation that reduced the value of our deferred tax assets by $31.8 million, partially offset by the benefit from the impact of excess tax benefits of $23.6 million. We expect our effective tax rate will be between 22% and 23% in future years excluding the impact of excess tax benefits. Refer to Note 10 in the Notes to the Consolidated Financial Statements for more information on the impact of recent changes in tax legislation.

Loss from Discontinued Operations

The $1 million of pre-tax income incurred in 2018 and $2 million of pre-tax losses in 2017 primarily relate to changes in retained product liabilities and general liabilities for the Service Experts business sold in 2013 and the Hearth business sold in 2012.

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017 - Results by Segment

Residential Heating & Cooling

The following table presents our Residential Heating & Cooling segment’s net sales and profit for 2018 and 2017 (dollars in millions):

	For the Years Ended December 31,
	2018	2017	Difference	% Change
Net sales	$2,225.0	$2,140.4	$84.6	4.0%
Profit	$399.4	$373.9	$25.5	6.8%
% of net sales	18.0%	17.5%

Residential Heating & Cooling net sales increased 4% in 2018 compared to 2017. Sales volume increased 2% and price and mix combined increased 2%.

Segment profit in 2018 increased $26 million due to $52 million of combined price and mix, $27 million of insurance proceeds for the third quarter 2018 lost profits from the Marshalltown tornado, $14 million from higher sales volume, $12 million from sourcing and engineering-led cost reductions, and $5 million of higher factory productivity. Partially offsetting these increases is $35 million of higher commodity costs, $32 million of higher freight and distribution expenses, $9 million of higher other product costs, $4 million from lower equity method income, $3 million from unfavorable foreign exchange rates, and $1 million from higher SG&A.

Commercial Heating & Cooling

The following table presents our Commercial Heating & Cooling segment’s net sales and profit for 2018 and 2017 (dollars in millions):

	For the Years Ended December 31,
	2018	2017	Difference	% Change
Net sales	$1,043.5	$973.8	$69.7	7.2%
Profit	$159.5	$157.3	$2.2	1.4%
% of net sales	15.3%	16.2%

Commercial Heating & Cooling net sales increased 7% in 2018 compared to 2017. Sales volume increased 5% and price and mix combined increased 2%.

Segment profit in 2018 increased $2 million compared to 2017 due to $15 million from higher sales volume, $11 million of combined price and mix, and $4 million from sourcing and engineering-led cost reductions. Partially offsetting these increases is $9 million of higher commodity costs, $8 million of higher other product costs, $5 million of higher freight and distribution expense, $3 million of lower factory productivity, $2 million of higher SG&A expense, and $1 million of lower equity method income.

Refrigeration

The following table presents our Refrigeration segment’s net sales and profit for 2018 and 2017 (dollars in millions):

	For the Years Ended December 31,
	2018	2017	Difference	% Change
Net sales	$615.4	$725.4	$(110.0)	(15.2)%
Profit	$66.1	$72.6	$(6.5)	(9.0)%
% of net sales	10.7%	10.0%

Net sales decreased 15% in 2018 compared to 2017. The loss of sales from the divested Australia, Asia and South America businesses contributed 16% and price and mix combined was 1% lower partially offset by sales volume increases of 1% and 1% from foreign currency exchange rates.

Segment profit in 2018 decreased $7 million compared to 2017 due to $6 million of higher commodity costs, $6 million of lower profit due to the divested Australia, Asia and South America businesses, $2 million of lower factory productivity, $2 million of higher freight and distribution expense, $2 million of lower equity method income, and $1 million of higher other product costs. Partially offsetting these decreases is $6 million of sourcing and engineering-led cost reductions, $2 million from selling refrigerant allocations in Europe, $2 million of lower SG&A expense, $1 million from higher sales volume, and $1 million of favorable foreign currency exchange rates.

Corporate and Other

Corporate and other expenses decreased by $5 million in 2018 primarily due to $2 million of non-recurring discretionary expenses in 2017, $2 million of pension expense that was reclassified out of operating income due to a change in accounting rules, and $1 million of lower health and welfare expense.

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

Gross Profit

Gross profit margins for 2017 decreased 30 basis points (“bps”) to 29.3% compared to 29.6% in 2016. We saw margin decreases of 80 bps from higher commodity costs, 50 bps for investments in distribution expansion, and 40 bps from other product costs. These decreases were offset by increases of 100 bps from sourcing and engineering-led cost reductions and 40 bps from favorable price and mix.

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

Losses (Gains) and Other Expenses, Net

Losses (gains) and other expenses, net for 2017 and 2016 included the following (in millions):

	For the Years Ended December 31,
	2017	2016
Realized (gains) losses, net on settled futures contracts	$(1.7)	$1.1
Foreign currency exchange (gains) losses, net	(1.8)	2.2
Losses on disposal of fixed assets	0.2	0.5
Net change in unrealized losses (gains), net on unsettled futures contracts	0.9	(3.6)
Asbestos-related litigation	3.5	6.3
Special legal contingency charge	3.7	1.9
Environmental liabilities	2.2	1.9
Contractor tax payments	0.1	0.6
Other items, net	—	0.4
Losses (gains) and other expenses, net	$7.1	$11.3

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

Goodwill

We performed a qualitative impairment analysis and noted no indicators of goodwill impairment through December 31, 2017. Also, we did not record any goodwill impairments in 2016. Refer to Note 5 in the Notes to the Consolidated Financial Statements for more information on goodwill.

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

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016 - Results by Segment

Residential Heating & Cooling

The following table presents our Residential Heating & Cooling segment’s net sales and profit for 2017 and 2016 (dollars in millions):

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

Commercial Heating & Cooling

The following table presents our Commercial Heating & Cooling segment’s net sales and profit for 2017 and 2016 (dollars in millions):

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

Refrigeration

The following table presents our Refrigeration segment’s net sales and profit for 2017 and 2016 (dollars in millions):

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

Accounting for Futures Contracts

Realized gains and losses on settled futures contracts are a component of segment profit (loss). Unrealized gains and losses on unsettled futures contracts are excluded from segment profit (loss) as they are subject to changes in fair value until their settlement date. Both realized and unrealized gains and losses on futures contracts are a component of Losses (gains) and other expenses, net in the accompanying Consolidated Statements of Operations. See Note 9 of the Notes to Consolidated Financial Statements for more information on our derivatives and Note 20 of the Notes to the Consolidated Financial Statements for more information on our segments and for a reconciliation of segment profit to operating income.

Liquidity and Capital Resources

Our working capital and capital expenditure requirements are generally met through internally generated funds, bank lines of credit and an asset securitization arrangement. Working capital needs are generally greater in the first and second quarters due to the seasonal nature of our business cycle.

Statement of Cash Flows

The following table summarizes our cash flow activity for the years ended December 31, 2018, 2017 and 2016 (in millions):

	2018	2017	2016
Net cash provided by operating activities	$495.5	$325.1	$373.9
Net cash provided by (used in) investing activities	30.5	(98.1)	(84.1)
Net cash used in financing activities	$(537.8)	$(218.3)	$(274.6)

Net Cash Provided by Operating Activities - Net cash provided by operating activities increased $170 million to $496 million in 2018 compared to $325 million in 2017. This increase was primarily attributable to the decrease in working capital and an increase in net income.

Net Cash Provided by (Used in) Investing Activities - Capital expenditures were $95 million, $98 million and $84 million in 2018, 2017 and 2016, respectively. Capital expenditures in 2018 were primarily related to expansion of our manufacturing capacity and equipment and investments in systems and software to support the overall enterprise. Net proceeds of $115 million were provided by the sale of our businesses in Australia and Asia along with the related property as well as the sale of our business in South America.

Net Cash Used in Financing Activities - Net cash used in financing activities increased to $538 million in 2018 from $218 million in 2017. The increase in cash used in financing activities is largely due to an increase in share repurchases. During 2018 we repurchased $450 million of shares as compared to $250 million of shares in 2017. We also returned $94 million to shareholders through dividend payments. For additional information on share repurchases, refer to Note 16 in the Notes to the Consolidated Financial Statements.

Debt Position

The following table details our lines of credit and financing arrangements as of December 31, 2018 (in millions):

Outstanding Borrowings
Current maturities of long-term debt:
Asset Securitization Program (1)	$268.0
Capital lease obligations	3.5
Domestic credit facility (2)	30.0
Debt issuance costs	(0.7)
Total current maturities of long-term debt	$300.8
Long-term debt:
Capital lease obligations	$15.7
Domestic credit facility (2)	378.0
Senior unsecured notes	350.0
Debt issuance costs	(3.2)
Total long-term debt	740.5
Total debt	$1,041.3

(1)
The maximum securitization amount ranges from $225.0 million to $380.0 million, depending on the period. The maximum capacity of the Asset Securitization Program (“ASP”) is the lesser of the maximum securitization amount or 100% of the net pool balance less reserves, as defined under the ASP.

(2)
The available future borrowings on our domestic credit facility are $429.5 million after being reduced by the outstanding borrowings and $2.5 million in outstanding standby letters of credit. We also had $30.7 million in outstanding standby letters of credit outside of the domestic credit facility as of December 31, 2018. In January 2019, we increased the maximum revolving credit commitments by $350 million as permitted under the Domestic Credit Facility bringing the total maximum revolving credit commitments to $1.0 billion.

Financial Leverage

We periodically review our capital structure, including our primary bank facility, to ensure the appropriate levels of liquidity and leverage and to take advantage of favorable interest rate environments or other market conditions. We consider various other financing alternatives and may, from time to time, access the capital markets.

As of December 31, 2018, our senior credit ratings were Baa3 with a stable outlook, and BBB with a stable outlook, by Moody’s Investors Service, Inc. (“Moody’s”) and Standard & Poor’s Rating Group (“S&P”), respectively. The security ratings are not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating. Our goal is to maintain investment grade ratings from Moody’s and S&P to help ensure the capital markets remain available to us.

Our debt-to-total-capital ratio increased to 116.8% at December 31, 2018 compared to 95.2% at December 31, 2017. The increase in the ratio in 2018 is primarily due to the decrease in equity. We evaluate our debt-to-EBITDA ratio in order to determine the appropriate targets for share repurchases under our share repurchase programs.

Liquidity

We believe our cash and cash equivalents of $46 million, future cash generated from operations and available future borrowings are sufficient to fund our operations, planned capital expenditures, future contractual obligations, share repurchases, anticipated dividends and other needs in the foreseeable future. Included in our cash and cash equivalents as of December 31, 2018 was $29 million of cash held in foreign locations, although that amount can fluctuate significantly depending on the timing of cash receipts and payments. Our cash held in foreign locations is used for investing and operating activities in those locations, and we generally do not have the need or intent to repatriate those funds to the United States. An actual repatriation in the future from our non-U.S. subsidiaries could be subject to foreign withholding taxes and U.S. state taxes.

No contributions are required to be made to our U.S. defined benefit plans in 2019. We made $21 million in total contributions to pension plans in 2018.

On May 16, 2018, our Board of Directors approved a 25% increase in our quarterly dividend on common stock from $0.51 to $0.64 per share effective with the May 2018 dividend payment. Dividend payments were $94 million in 2018 compared to $80 million in 2017, with the increase due primarily to the increase in dividends approved by the Board of Directors.

We also continued to increase shareholder value through our share repurchase programs. We returned $450 million to our investors through share repurchases in 2018 and expect to return another $350 million in 2019. An additional $446 million of repurchases are still available under the programs at December 31, 2018.

We expect capital expenditures of approximately $215 million in 2019, including $115 million to complete the reconstruction of the Marshalltown, Iowa manufacturing facility. We expect the reconstruction of our Iowa facility to be funded by insurance proceeds.

Financial Covenants related to our Debt

Our domestic credit facility is guaranteed by certain of our subsidiaries and contains financial covenants relating to leverage and interest coverage. Other covenants contained in the domestic credit facility restrict, among other things, certain mergers, asset dispositions, guarantees, debt, liens, and affiliate transactions. The financial covenants require us to maintain a defined Consolidated Indebtedness to Adjusted EBITDA Ratio and a Cash Flow (defined as EBITDA minus capital expenditures) to Interest Expense Ratio. The required ratios under our domestic credit facility are detailed below:

Consolidated Indebtedness to Adjusted EBITDA Ratio no greater than	3.5 : 1.0
Cash Flow to Interest Expense Ratio no less than	3.0 : 1.0

Our domestic credit facility contains customary events of default. These events of default include nonpayment of principal or other amounts, material inaccuracy of representations and warranties, breach of covenants, default on certain other indebtedness or receivables securitizations (cross default), certain voluntary and involuntary bankruptcy events and the occurrence of a change in control. A cross default under our credit facility could occur if:

•	We fail to pay any principal or interest when due on any other indebtedness or receivables securitization exceeding $75.0 million; or

•
We are in default in the performance of, or compliance with any term of any other indebtedness or receivables securitization in an aggregate principal amount exceeding $75.0 million, or any other condition exists which would give the holders the right to declare such indebtedness due and payable prior to its stated maturity.

Each of our major debt agreements contains provisions by which a default under one agreement causes a default in the others (a cross default). If a cross default under our domestic credit facility, our senior unsecured notes, or our ASP were to occur, it could have a wider impact on our liquidity than might otherwise occur from a default of a single debt instrument or lease commitment.

If any event of default occurs and is continuing, the administrative agent, or lenders with a majority of the aggregate commitments may require the administrative agent to, terminate our right to borrow under our domestic credit facility and accelerate amounts due under our domestic credit facility (except for a bankruptcy event of default, in which case such amounts will automatically become due and payable and the lenders’ commitments will automatically terminate).

In the event of a credit rating downgrade below investment grade resulting from a change of control, holders of our senior unsecured notes will have the right to require us to repurchase all or a portion of the senior unsecured notes at a repurchase price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest, if any. The notes are guaranteed, on a senior unsecured basis, by each of our subsidiaries that guarantee payment by us of any indebtedness under our domestic credit facility. The indenture governing the notes contains covenants that, among other things, limit our ability and the ability of the subsidiary guarantors to: create or incur certain liens; enter into certain sale and leaseback transactions; enter into certain mergers, consolidations and transfers of substantially all of our assets; and transfer certain properties. The indenture also contains a cross default provision which is triggered if we default on other debt of at least $75 million in principal which is then accelerated, and such acceleration is not rescinded within 30 days of the notice date.

As of December 31, 2018, we believe we were in compliance with all covenant requirements. Delaware law limits the ability to pay dividends to surplus or, if there is no surplus, out of net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. In addition, stock repurchases can only be made out of surplus and only if our capital would not be impaired.

Leasing Commitments

On March 22, 2013, we entered into an agreement with a financial institution to renew the lease of our corporate headquarters in Richardson, Texas for a term of approximately six years through March 1, 2019 (the “Lake Park Renewal”). The agreement contains customary lease covenants and events of default as well as financial covenants consistent with our credit agreement and we believe we were in compliance with those covenants as of December 31, 2018. We are in the process of finalizing the renewal of our lease that expires on March 1, 2019 and expect the terms and conditions to be similar to the existing lease.

In 2008, we expanded our Tifton, Georgia manufacturing facility using the proceeds from industrial development bonds (“IDBs”). We entered into a lease agreement with the owner of the property and the issuer of the IDBs, and through our lease payments fund the interest payments to investors in the IDBs. We also guaranteed the repayment of the IDBs and have outstanding letters of credit totaling $11.7 million to fund a potential repurchase of the IDBs in the event investors exercised their right to tender the IDBs to the trustee. We had capital lease obligations of $11.7 million and $14.3 million related to these transactions as of December 31, 2018 and 2017, as we made $2.6 million of payments in 2018.

Refer to Note 11 in the Notes to the Consolidated Financial Statements for more details on our leasing commitments.

Off Balance Sheet Arrangements

In addition to the credit facilities, promissory notes and leasing commitments described above, we also lease real estate and machinery and equipment pursuant to operating leases that are not capitalized on the balance sheet, including high-turnover equipment such as autos and service vehicles and short-lived equipment such as personal computers. Rent expense for these leases was $59 million, $58 million, and $58 million in 2018, 2017 and 2016, respectively. Refer to Notes 11 and 24 of the Notes to the Consolidated Financial Statements for more information on our lease commitments and rent expense, respectively.

Contractual Obligations

Summarized below are our contractual obligations as of December 31, 2018 and their expected impact on our liquidity and cash flows in future periods (in millions):

	Payments Due by Period
	Total	1 Year or Less	1 - 3 Years	3 - 5 Years	More than 5 Years
Total long-term debt obligations (1)	$1,045.2	$301.5	$381.9	$350.1	$11.7
Estimated interest payments on debt obligations (2)	$98.3	33.5	43.9	20.0	0.9
Operating leases	159.7	47.4	65.6	30.6	16.1
Purchase obligations (3)	27.2	27.2	—	—	—
Total contractual obligations	$1,330.4	$409.6	$491.4	$400.7	$28.7

(1) Contractual obligations related to capital leases are included as part of long-term debt.
(2) Estimated interest payments are based on current contractual requirements and do not reflect seasonal changes in the balance of our domestic credit facility.
(3) Purchase obligations consist of inventory that is part of our third party logistics programs.

The table above does not include pension, post-retirement benefit and warranty liabilities because it is not certain when these liabilities will be funded. For additional information regarding our contractual obligations, see Notes 11 and 12 of the Notes to the Consolidated Financial Statements. See Note 13 of the Notes to the Consolidated Financial Statements for more information on our pension and post-retirement benefits obligations.

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

Valuation adjustments to reflect either party’s creditworthiness and ability to pay were incorporated into our valuations, where appropriate, as of December 31, 2018 and 2017, the measurement dates.

See Note 21 of the Notes to the Consolidated Financial Statements for more information on the assets and liabilities measured at fair value.

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

Notional amount (pounds of aluminum and copper)	19.4
Carrying amount and fair value of net liability	$(10.8)
Change in fair value from 10% change in forward prices	$8.6

Refer to Note 9 of the Notes to the Consolidated Financial Statements for additional information regarding our commodity futures contracts.

Interest Rate Risk

Our results of operations can be affected by changes in interest rates due to variable rates of interest on our debt facilities, cash, cash equivalents and short-term investments. A 10% adverse movement in the levels of interest rates across the entire yield curve would have resulted in an increase to pre-tax interest expense of approximately $2.7 million, $1.8 million and $2.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.

From time to time, we may use an interest rate swap hedging strategy to eliminate the variability of cash flows in a portion of our interest payments. This strategy, when employed, allows us to fix a portion of our interest payments while also taking advantage of historically low interest rates. As of December 31, 2018 and 2017, no interest rate swaps were in effect.

Foreign Currency Exchange Rate Risk

Our results of operations are affected by changes in foreign currency exchange rates. Net sales and expenses in foreign currencies are translated into U.S. dollars for financial reporting purposes based on the average exchange rate for the period. During 2018, 2017 and 2016, net sales from outside the U.S. represented 15.7%, 18.5% and 18.5% , respectively, of our total net sales. For the years ended December 31, 2018 and 2017, foreign currency transaction gains and losses did not have a material impact to our results of operations. A 10% change in foreign exchange rates would have had an estimated $2.1 million, $5.2 million and $4.0 million impact to net income for the years ended December 31, 2018, 2017 and 2016, respectively.

We seek to mitigate the impact of currency exchange rate movements on certain short-term transactions by periodically entering into foreign currency forward contracts. By entering into forward contracts, we lock in exchange rates that would otherwise cause losses should the U.S. dollar appreciate and gains should the U.S. dollar depreciate. Refer to Note 9 of the Notes to the Consolidated Financial Statements for additional information regarding our foreign currency forward contracts.

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

•	Product warranties and product-related contingencies; and

•	Self-insurance expense.

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

We periodically review the assumptions used to determine the liabilities for product warranties and product-related contingencies and we adjust our assumptions based upon factors such as actual failure rates and cost experience. Numerous factors could affect actual failure rates and cost experience, including the amount and timing of new product introductions, changes in manufacturing techniques or locations, components or suppliers used. Should actual costs differ from our estimates, we may be required to adjust the liabilities and to record expense in future periods. See Note 11 in the Notes to the Consolidated Financial Statements for more information on our product warranties and product-related contingencies.

Self-Insurance Expense

We use a combination of third-party insurance and self-insurance plans to provide protection against claims relating to workers’ compensation/employers’ liability, general liability, product liability, auto liability, auto physical damage and other exposures. Many of these plans have large deductibles and may also include per occurrence and annual aggregate limits. As a result, we expect to incur costs related to these types of claims in future periods.

The estimates for self-insurance expense and liabilities involve assumptions about the amount, timing and nature of future claim costs. We estimate these amounts actuarially based primarily on our historical claims information and industry factors and trends. The amounts and timing of payments for future claims may vary depending on numerous factors, including the development and ultimate settlement of reported and unreported claims. To the extent actuarial assumptions change and claims experience differ from historical rates, our liabilities may change. The self-insurance liabilities as of December 31, 2018 represent the best estimate of the future payments to be made on reported and unreported losses. See Note 11 in the Notes to the Consolidated Financial Statements for additional information on our self-insurance expense and liabilities.

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

Management, including our Chief Executive Officer and Chief Financial Officer, has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management concluded that as of December 31, 2018, the Company’s internal control over financial reporting was effective.

KPMG LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements, has issued an audit report including an opinion on the effectiveness of our internal control over financial reporting as of December 31, 2018, a copy of which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Lennox International Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Lennox International Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ (deficit) equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes and Schedule II - Valuation and Qualifying Accounts and Reserves (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, in 2018 the Company adopted Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), as amended.
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
Dallas, Texas
February 19, 2019

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In millions, except shares and par values)

	As of December 31,
	2018	2017
ASSETS
Current Assets:
Cash and cash equivalents	$46.3	$68.2
Accounts and notes receivable, net of allowances of $6.3 and $5.9 in 2018 and 2017, respectively	472.7	506.5
Inventories, net	509.8	484.2
Other assets	60.6	78.4
Total current assets	1,089.4	1,137.3
Property, plant and equipment, net of accumulated depreciation of $778.5 and $774.2 in 2018 and 2017, respectively	408.3	397.8
Goodwill	186.6	200.5
Deferred income taxes	67.0	94.4
Other assets, net	65.9	61.5
Total assets	$1,817.2	$1,891.5
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities:
Short-term debt	$—	$0.9
Current maturities of long-term debt	300.8	32.6
Accounts payable	433.3	348.6
Accrued expenses	272.3	270.3
Income taxes payable	2.1	2.1
Total current liabilities	1,008.5	654.5
Long-term debt	740.5	970.5
Pensions	82.8	84.5
Other liabilities	135.0	131.9
Total liabilities	1,966.8	1,841.4
Commitments and contingencies
Stockholders' (deficit) equity:
Preferred stock, $.01 par value, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 200,000,000 shares authorized, 87,170,197 shares issued	0.9	0.9
Additional paid-in capital	1,078.8	1,061.5
Retained earnings	1,855.0	1,575.9
Accumulated other comprehensive loss	(188.8)	(157.4)
Treasury stock, at cost, shares 47,312,248 and 45,361,145 shares for 2018 and 2017, respectively	(2,895.5)	(2,430.8)
Total stockholders' (deficit) equity	(149.6)	50.1
Total liabilities and stockholders' (deficit) equity	$1,817.2	$1,891.5

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In millions, except per share data)

	For the Years Ended December 31,
	2018	2017	2016
Net sales	$3,883.9	$3,839.6	$3,641.6
Cost of goods sold	2,772.7	2,714.4	2,565.1
Gross profit	1,111.2	1,125.2	1,076.5
Operating expenses:
Selling, general and administrative expenses	608.2	637.7	621.0
Losses (gains) and other expenses, net	13.4	7.1	11.3
Restructuring charges	3.0	3.2	1.8
Pension settlement	0.4	—	31.4
Loss (gain), net on sale of businesses and related property	27.0	1.1	—
Insurance proceeds for lost profits	(27.4)	—	—
Gain from insurance recoveries, net of losses incurred	(10.9)	—	—
Income from equity method investments	(12.0)	(18.4)	(18.4)
Operating income	509.5	494.5	429.4
Interest expense, net	38.3	30.6	27.0
Other expense (income), net	3.3	(0.1)	(0.3)
Income from continuing operations before income taxes	467.9	464.0	402.7
Provision for income taxes	107.6	156.9	124.1
Income from continuing operations	360.3	307.1	278.6
Discontinued operations:
Income (loss) from discontinued operations before income taxes	0.8	(2.2)	(1.3)
Income tax expense (benefit)	2.1	(0.8)	(0.5)
Loss from discontinued operations	(1.3)	(1.4)	(0.8)
Net income	$359.0	$305.7	$277.8

Earnings per share – Basic:
Income from continuing operations	$8.87	$7.28	$6.41
Loss from discontinued operations	(0.03)	(0.03)	(0.02)
Net income	$8.84	$7.25	$6.39

Earnings per share – Diluted:
Income from continuing operations	$8.77	$7.17	$6.34
Loss from discontinued operations	(0.03)	(0.03)	(0.02)
Net income	$8.74	$7.14	$6.32

Weighted Average Number of Shares Outstanding - Basic	40.6	42.2	43.4
Weighted Average Number of Shares Outstanding - Diluted	41.1	42.8	44.0

Cash dividends declared per share	$2.43	$1.96	$1.65

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (In millions)

	For the Years Ended December 31,
	2018	2017	2016
Net income	359.0	305.7	277.8
Other comprehensive income (loss):
Foreign currency translation adjustments	(16.9)	33.9	(11.6)
Reclassification of foreign currency translation adjustments into earnings	27.9	—	—
Net change in pension and post-retirement benefit liabilities	(13.8)	(5.3)	10.4
Change in fair value of available-for-sale marketable equity securities	(1.8)	(0.5)	(2.1)
Net change in fair value of cash flow hedges	(13.6)	16.1	9.8
Reclassification of pension and post-retirement benefit losses into earnings	9.3	7.3	6.3
Reclassification of cash flow hedge losses into earnings	(6.1)	(13.7)	12.3
Other comprehensive (loss) income before taxes	$(15.0)	$37.8	$25.1
Tax expense	(16.4)	(0.1)	(15.5)
Other comprehensive (loss) income, net of tax	(31.4)	37.7	9.6
Comprehensive income	$327.6	$343.4	$287.4

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
For the Years Ended December 31, 2018, 2017 and 2016
(In millions, except per share data)

	Common Stock Issued	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock at Cost		Non-controlling Interests	Total Stockholders’ (Deficit) Equity
					Shares	Amount
Balance as of December 31, 2015	0.9	1,002.4	1,146.7	(204.7)	42.5	(1,844.1)	0.4	101.6
Net income	—	—	277.8	—	—	—	—	277.8
Dividends, $1.65 per share	—	—	(71.5)	—	—	—	—	(71.5)
Foreign currency translation adjustments	—	—	—	(11.6)	—	—	—	(11.6)
Pension and post-retirement liability changes, net of tax benefit of $7.4	—	—	—	9.3	—	—	—	9.3
Change in fair value of available-for-sale marketable equity securities	—	—	—	(2.1)	—	—	—	(2.1)
Stock-based compensation expense	—	31.7	—	—	—	—	—	31.7
Change in cash flow hedges, net of tax benefit of $8.0	—	—	—	14.0	—	—	—	14.0
Treasury shares reissued for common stock	—	(7.3)	—	—	(0.7)	10.0	—	2.7
Additional investment in subsidiary	—	—	—	—	—	—	—	—
Treasury stock purchases	—	—	—	—	2.4	(333.3)	—	(333.3)
Tax benefits of stock-based compensation	—	19.4	—	—	—	—	—	19.4
Balance as of December 31, 2016	0.9	1,046.2	1,353.0	(195.1)	44.2	(2,167.4)	0.4	38.0
Net income	—	—	305.7	—	—	—	—	305.7
Dividends, $1.96 per share	—	—	(82.8)	—	—	—	—	(82.8)
Foreign currency translation adjustments	—	—	—	33.9	—	—	—	33.9
Pension and post-retirement liability changes, net of tax benefit of $0.5	—	—	—	2.5	—	—	—	2.5
Change in fair value of available-for-sale marketable equity securities	—	—	—	(0.5)	—	—	—	(0.5)
Stock-based compensation expense	—	24.9	—	—	—	—	—	24.9
Change in cash flow hedges, net of tax expense of $0.6	—	—	—	1.8	—	—	—	1.8
Treasury shares reissued for common stock	—	(9.6)	—	—	(0.4)	12.7	—	3.1
Additional investment in subsidiary	—	—	—	—	—	—	(0.4)	(0.4)
Treasury stock purchases	—	—	—	—	1.6	(276.1)	—	(276.1)
Balance as of December 31, 2017	0.9	1,061.5	1,575.9	(157.4)	45.4	(2,430.8)	—	50.1
Cumulative effect adjustment upon adoption of new accounting standard (ASU 2016-16), (ASU 2018-02) and (ASC 606)	—	—	16.5	(22.7)	—	—	—	(6.2)
Net income	—	—	359.0	—	—	—	—	359.0
Dividends, $2.43 per share	—	—	(98.2)	—	—	—	—	(98.2)
Foreign currency translation adjustments	—	—	—	11.0	—	—	—	11.0
Pension and post-retirement liability changes, net of tax benefit of $1.6	—	—	—	(2.8)	—	—	—	(2.8)
Sale of marketable equity securities	—	—	1.8	(1.8)	—	—	—	—
Stock-based compensation expense	—	26.3	—	—	—	—	—	26.3
Change in cash flow hedges, net of tax benefit of $4.7	—	—	—	(15.1)	—	—	—	(15.1)
Treasury shares reissued for common stock	—	(9.0)	—	—	(0.4)	12.4	—	3.4
Treasury stock purchases	—	—	—	—	2.3	(477.1)	—	(477.1)
Balance as of December 31, 2018	$0.9	$1,078.8	$1,855.0	$(188.8)	47.3	$(2,895.5)	$—	$(149.6)
The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS For the Years Ended December 31, 2018, 2017 and 2016 (In millions)

	2018	2017	2016
Cash flows from operating activities:
Net income	$359.0	$305.7	$277.8
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of real estate	(23.8)	—	—
Impairment/loss on the sale of Australia business	13.3	—	—
Impairment/loss on the sale of South America business	37.5	—	—
Gain from insurance recoveries, net of losses incurred	(10.9)	—	—
Income from equity method investments	(12.0)	(18.4)	(18.4)
Dividends from affiliates	9.6	14.7	14.9
Restructuring expenses, net of cash paid	1.3	0.8	(0.8)
Provision for bad debts	4.7	3.9	2.4
Unrealized losses (gains), net on derivative contracts	1.3	(2.0)	(0.7)
Stock-based compensation expense	26.3	24.9	31.7
Depreciation and amortization	66.0	64.6	58.1
Deferred income taxes	25.2	43.3	(4.0)
Pension expense	8.8	5.3	37.7
Pension contributions	(20.6)	(3.5)	(53.9)
Other items, net	5.1	1.3	0.9
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts and notes receivable	(9.9)	(28.4)	(50.6)
Inventories	(84.2)	(56.4)	0.3
Other current assets	(0.2)	(6.1)	0.1
Accounts payable	102.2	(18.5)	40.1
Accrued expenses	5.9	0.3	36.2
Income taxes payable and receivable	(5.5)	(6.7)	(0.1)
Other, net	(3.6)	0.3	2.2
Net cash provided by operating activities	495.5	325.1	373.9
Cash flows from investing activities:
Proceeds from the disposal of property, plant and equipment	0.1	0.2	0.2
Purchases of property, plant and equipment	(95.2)	(98.3)	(84.3)
Net proceeds from sale of businesses and related property	114.7	—	—
Insurance recoveries received for property damage incurred from natural disaster	10.9	—	—
Net cash provided by (used in) investing activities	30.5	(98.1)	(84.1)
Cash flows from financing activities:
Short-term borrowings, net	—	(1.5)	(2.4)
Asset securitization borrowings	155.0	315.0	145.0
Asset securitization payments	(163.0)	(89.0)	(295.0)
Long-term debt borrowings	—	—	350.0
Long-term debt payments	(33.0)	(200.9)	(58.8)
Borrowings from credit facility	2,435.9	2,376.5	2,336.5
Payments on credit facility	(2,365.0)	(2,265.5)	(2,346.0)
Payments of deferred financing costs	—	(0.2)	(4.2)
Proceeds from employee stock purchases	3.3	3.1	2.6
Repurchases of common stock	(450.2)	(250.0)	(300.0)
Repurchases of common stock to satisfy employee withholding tax obligations	(26.9)	(26.1)	(33.3)
Cash dividends paid	(93.9)	(79.7)	(69.0)
Net cash used in financing activities	(537.8)	(218.3)	(274.6)
Increase in cash and cash equivalents	(11.8)	8.7	15.2
Effect of exchange rates on cash and cash equivalents	(10.1)	9.3	(3.9)
Cash and cash equivalents, beginning of year	68.2	50.2	38.9
Cash and cash equivalents, end of year	$46.3	$68.2	$50.2

Supplementary disclosures of cash flow information:
Cash paid during the year for:
Interest, net	$38.7	$32.4	$26.3
Income taxes (net of refunds)	$90.0	$119.3	$127.4
Insurance recoveries received	$124.3	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Nature of Operations:

Lennox International Inc., a Delaware corporation, through its subsidiaries (referred to herein as “we,” “our,” “us,” “LII,” or the “Company”), is a leading global provider of climate control solutions. We design, manufacture, market and service a broad range of products for the heating, ventilation, air conditioning and refrigeration (“HVACR”) markets and sell our products and services through a combination of direct sales, distributors and company-owned parts and supplies stores. We operate in three reportable business segments: Residential Heating & Cooling, Commercial Heating & Cooling, and Refrigeration. See Note 20 for financial information regarding our reportable segments.

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

Accounts and Notes Receivable

Accounts and notes receivable are shown in the accompanying Consolidated Balance Sheets, net of allowance for doubtful accounts. The allowance for doubtful accounts is generally established during the period in which receivables are recognized and is based on the age of the receivables and management’s judgment on our ability to collect. Management considers the historical trends of write-offs and recoveries of previously written-off accounts, the financial strength of customers and projected economic and market conditions. We determine the delinquency status of receivables predominantly based on contractual terms and we write-off uncollectible receivables after management’s review of our ability to collect, as noted above. We have no significant concentrations of credit risk within our accounts and notes receivable.

Inventories

Inventory costs include material, labor, depreciation and plant overhead. Inventories of $343.5 million and $291.0 million as of December 31, 2018 and 2017, respectively, were valued at the lower of cost or net realizable value using the last-in, first-out (“LIFO”) cost method. The remainder of inventory is valued at the lower of cost or net realizable value with cost determined primarily using either the first-in, first-out (“FIFO”) or average cost methods.

We elected to use the LIFO cost method for our domestic manufacturing companies in 1974 and continued to elect the LIFO cost method for new operations through the late 1980s. The types of inventory costs that use LIFO include raw materials, purchased components, work-in-process, repair parts and finished goods. Since the late 1990s, we have adopted the FIFO cost method for all new domestic manufacturing operations (primarily acquisitions). Our operating entities with a previous LIFO election continue to use the LIFO cost method. We use the FIFO cost method for our foreign-based manufacturing facilities. See Note 4 for more information on our inventories.

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

Goodwill

Goodwill represents the excess of cost over fair value of assets from acquired businesses. Goodwill is not amortized, but is reviewed for impairment annually and whenever events or changes in circumstances indicate the asset may be impaired (See Note 5 for additional information on our goodwill). The annual goodwill impairment test was performed during the fourth quarter of 2018.

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

The benefit plan assets and liabilities reflect assumptions about the long-range performance of our benefit plans. Should actual results differ from management’s estimates, revisions to the benefit plan assets and liabilities would be required. See Note 13 for information regarding those estimates and additional disclosures on pension and post-retirement medical benefits.

Self-Insurance

Self-insurance expense and liabilities were actuarially determined based primarily on our historical claims information, industry factors and trends. The self-insurance liabilities as of December 31, 2018 represent the best estimate of the future payments to be made on reported and unreported losses for 2018 and prior years. The amounts and timing of payments for claims reserved may vary depending on various factors, including the development and ultimate settlement of reported and unreported claims. To the extent actuarial assumptions change and claims experience rates differ from historical rates, our liabilities may change. See Note 11 for additional information on our self-insured risks and liabilities.

Derivatives

We use futures contracts, forward contracts and fixed forward contracts to mitigate our exposure to volatility in metal commodity prices and foreign exchange rates. We hedge only exposures in the ordinary course of business and do not hold or trade derivatives for profit. All derivatives are recognized in the Consolidated Balance Sheets at fair value and the classification of each derivative instrument is based upon whether the maturity of the instrument is less than or greater than 12 months. See Note 9 for more information on our derivatives.

Income Taxes

We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. Unrecognized tax benefits are accounted for as required by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740. See Note 10 for more information related to income taxes.

Revenue Recognition

Our revenue recognition practices for the sale of goods depend upon the shipping terms for each transaction. Shipping terms are primarily FOB Shipping Point and, therefore, revenue is recognized for these transactions when products are shipped to customers and title and control passes. Certain customers in our smaller operations, primarily outside of North America, have shipping terms where risks and rewards of ownership do not transfer until the product is delivered to the customer. For these transactions, revenue is recognized on the date that the product is received and accepted by such customers. We experience returns for miscellaneous reasons and record a reserve for these returns at the time we recognize revenue based on historical experience. Our historical rates of return are insignificant as a percentage of sales. We also recognize revenue net of sales taxes. We have elected to recognize the revenue and cost for freight and shipping when control over the sale of goods passes to our customers. See Note 3 for more information on our revenue recognition practices.

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

Stock-Based Compensation

We recognize compensation expense for stock-based arrangements over the required employee service periods. We measure stock-based compensation costs based on the estimated grant-date fair value of the stock-based awards that are expected to ultimately vest and we adjust expected vesting rates to actual rates as additional information becomes known. For stock-based arrangements with performance conditions, we periodically adjust performance achievement rates based on our best estimates of those rates at the end of the performance period. See Note 15 for more information.

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

Recently Adopted Accounting Guidance

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-15, Classification of Certain Cash Receipts and Cash Payments. The amendments in this ASU clarify the classification for eight different types of activities, including debt prepayment and extinguishment costs, proceeds from insurance claims and distributions from equity method investees. For public business entities, the standard is effective for financial statements issued for fiscal years beginning after December 15, 2017. This standard did not have a material impact on our consolidated financial statements.

We also adopted other new accounting standards during the first quarter of 2018. The impact of these additional standards are discussed in their respective Notes to the Consolidated Financial Statements.

Recent Accounting Pronouncements

On February 25, 2016, the FASB issued ASU No. 2016-02, Leases (ASC 842). Lessees will need to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. ASU 2016-02 is effective for public companies for annual reporting periods beginning after December 15, 2018, and interim periods within those fiscal years. As a result of the new standard, all of our leases greater than one year in duration will be recognized in our Consolidated Balance Sheets as both operating lease liabilities and right-of-use assets upon adoption of the standard. We will adopt the standard using the prospective approach. We have completed a qualitative and quantitative assessment of our lease portfolio and are in the process of finalizing the testing of our new lease accounting system and implementing new processes and controls to account for our leases in accordance with the new standard. Upon adoption, we expect to record right-of-use assets and operating lease liabilities between $130 million and $160 million in our Consolidated Balance Sheet.

3. Revenue Recognition:

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
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Accounts payable	348.6	9.3	357.9
Retained earnings	1,575.9	(1.0)	1,574.9

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on our Consolidated Balance Sheet and Consolidated Statement of Operations was as follows (in millions):

	December 31, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
BALANCE SHEET
ASSETS
Accounts and notes receivable, net	$472.7	$465.9	$6.8
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Accounts payable	433.3	424.9	8.4
Retained earnings	1,855.0	1,856.6	(1.6)

	For the Year Ended December 31, 2018
	As Reported	Activity Without Adoption of ASC 606	Effect of Change Higher/(Lower)
STATEMENT OF OPERATIONS
Net sales	$3,883.9	$3,884.1	$(0.2)
Net income	359.0	359.1	(0.1)

The following table disaggregates our revenue by business segment by geography which provides information as to the major sources of revenue. See Note 20 for additional description of our reportable business segments and the products and services being sold in each segment.

	For the Year Ended December 31, 2018
Primary Geographic Markets	Residential Heating & Cooling	Commercial Heating & Cooling	Refrigeration	Consolidated
United States	$2,066.7	$806.0	$403.2	$3,275.9
Canada	158.3	92.1	4.4	254.8
International	—	145.4	207.8	353.2
Total	$2,225.0	1,043.5	615.4	3,883.9

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

For our businesses that provide services, revenue is recognized at the time services are completed. Our Commercial Heating & Cooling segment also provides sales, installation, maintenance and repair services under fixed-price contracts. Revenue for services is recognized as the services are performed under the contract based on the relative fair value of the services provided. We allocate a portion of the revenue for extended labor warranty obligations and recognize the revenue over the term of the extended warranty. See Note 11 for more information on product warranties.

Residential Heating & Cooling - We manufacture and market a broad range of furnaces, air conditioners, heat pumps, packaged heating and cooling systems, equipment and accessories to improve indoor air quality, comfort control products, replacement parts and supplies and related products for both the residential replacement and new construction markets in North America. These products are sold under various brand names and are sold either through direct sales to a network of independent installing dealers, including through our network of Lennox PartsPlus stores or to independent distributors. For the segment, for the year ended December 31, 2018, direct sales represent approximately $1,698.7 million of revenues and sales to independent distributors represent approximately $526.3 million of revenues. Given the nature of our business, customer product orders are fulfilled at a point in time and not over a period of time.

Commercial Heating & Cooling - In North America, we manufacture and sell unitary heating and cooling equipment used in light commercial applications, such as low-rise office buildings, restaurants, retail centers, churches and schools. These products are distributed primarily through commercial contractors and directly to national account customers in the planned replacement, emergency replacement and new construction markets. Revenue for the products sold is recognized at a point in time when control transfers to the customer, which is generally at time of shipment. Lennox National Account Service provides installation, service and preventive maintenance for commercial HVAC national account customers in the United States and Canada. Revenue related to service contracts is recognized as the services are performed under the contract based on the relative fair value of the services provided. In Europe, we manufacture and sell unitary products and applied systems. For the segment, for the year ended December 31, 2018, equipment sales represent approximately $917.1 million of revenues while $126.4 million of our revenue is generated from our service business.

Refrigeration - We manufacture and market equipment for the global commercial refrigeration markets under the Heatcraft Worldwide Refrigeration name. Our products are used in the food retail, food service, cold storage as well as non-food refrigeration markets. We sell these products to distributors, installing contractors, engineering design firms, original equipment manufacturers and end-users. Revenue for the products sold is $605.2 million for the year ended December 31, 2018 and is recognized at a point in time when control transfers to the customer, which is generally at time of shipment. The remaining segment revenue relates to service revenues related to start-up and commissioning activities.

Variable Consideration - We engage in cooperative advertising, customer rebate, and other miscellaneous programs that result in payments or credits being issued to our customers. We record these customer discounts and incentives as a reduction of sales when the sales are recorded. For certain cooperative advertising programs, we also receive an identifiable benefit (goods or services) in exchange for the consideration given, and, accordingly, record a ratable portion of the expenditure to SG&A expenses. All other advertising, promotions and marketing costs are expensed as incurred.

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

Net contract assets (liabilities) consisted of the following:

	December 31, 2018	December 31, 2017	$ Change	% Change
Contract assets	$2.5	$2.1	$0.4	19.0%
Contract liabilities - current	(13.0)	(7.3)	(5.7)	78.1%
Contract liabilities - noncurrent	(5.9)	(5.5)	(0.4)	7.3%
Total	$(16.4)	$(10.7)	$(5.7)

For the year ended December 31, 2018, we recognized revenue of $4.8 million related to our contract liabilities at January 1, 2018. Impairment losses recognized in our receivables and contract assets were de minimis in fiscal 2018.

4. Inventories:

The components of inventories are as follows (in millions):

	As of December 31,
	2018	2017
Finished goods	$330.5	$331.9
Work in process	10.0	5.5
Raw materials and parts	229.1	199.2
Total	569.6	536.6
Excess of current cost over last-in, first-out cost	(59.8)	(52.4)
Total inventories, net	$509.8	$484.2

The Company recorded no pre-tax loss in 2018 or in 2017 and pre-tax loss of $0.2 million in 2016 from LIFO inventory liquidations. Reserve balances, primarily related to obsolete and slow-moving inventories, were $16.5 million and $20.1 million at December 31, 2018 and December 31, 2017, respectively.

5. Goodwill:
Goodwill
The changes in the carrying amount of goodwill in 2018 and 2017, in total and by segment, are summarized in the table below (in millions):

Segment:	Balance at December 31, 2016 (1)	Changes in foreign currency translation rates	Balance at December 31, 2017	Write-off due to divested businesses	Changes in foreign currency translation rates	Balance at December 31, 2018
Residential Heating & Cooling	$26.1	$—	$26.1	$—	$—	$26.1
Commercial Heating & Cooling	60.1	2.1	62.2	—	(0.8)	61.4
Refrigeration	108.9	3.3	112.2	(11.5)	(1.6)	99.1
	$195.1	$5.4	$200.5	$(11.5)	$(2.4)	$186.6

(1) The goodwill balances in the table above are presented net of accumulated impairment charges of $21.2 million, all of which relate to impairments in periods prior to 2016.

We reviewed our reporting unit structure as part of our annual goodwill impairment testing. We identified several components one level below our operating segments which were determined to be reporting units. We then performed our analysis to determine the proper aggregation of our reporting units, which considered similar economic and other characteristics, including product types, gross profits, production processes, customer types, distribution processes, and regulatory environments. Our analysis incorporated qualitative and quantitative measures to evaluate economic similarity and concluded that our reporting units continue to be equivalent to our operating segments except for our North America supermarket display cases and systems business which is a separate reporting unit within the Refrigeration segment.

A qualitative review of impairment indicators was performed in 2018 for the Residential Heating & Cooling, the Commercial Heating & Cooling, and the Refrigeration segments and we determined that it was not more likely than not that the fair values of our reporting units, individually or collectively, were less than their carrying values. Accordingly, a quantitative impairment analysis was not performed for these segments. In the current year, we wrote off $11.5 million of goodwill as a part of the completed sales of our Australia, Asia and South America businesses (discussed further in Note 17 of the Notes to the Consolidated Financial Statements). We did not record any goodwill impairments related to continuing operations in 2017 and 2016.

6. Property, Plant and Equipment:

Components of Property, plant and equipment, net were as follows (in millions):

	As of December 31,
	2018	2017
Land	$25.5	$35.7
Buildings and improvements	210.9	234.4
Machinery and equipment	838.6	804.4
Capital leases	49.9	27.5
Construction in progress and equipment not yet in service	61.9	70.0
Total	1,186.8	1,172.0
Less accumulated depreciation	(778.5)	(774.2)
Property, plant and equipment, net	$408.3	$397.8

We wrote off $4 million of property, plant and equipment related at our Marshalltown facility that was damaged by the tornado in 2018. Refer to Note 11 in the Notes to the Consolidated Financial Statements for more information on the damage to our Marshalltown facility. No impairment charges were recorded in 2017 or 2016.

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

The combined balance of equity method investments included in Other assets, net totaled (in millions):

	As of December 31,
	2018	2017
Equity method investments	$36.6	$33.3

We purchase compressors from our U.S. joint venture for use in certain of our products. The amounts of purchases included in Cost of goods sold in the Consolidated Statements of Operations were as follows (in millions):

	For the Years Ended December 31,
	2018	2017	2016
Purchases of compressors from joint venture	$103.1	$106.4	$97.7

8. Accrued Expenses:

The significant components of Accrued expenses are presented below (in millions):

	As of December 31,
	2018	2017
Accrued rebates and promotions	$70.8	$70.3
Accrued compensation and benefits	69.0	80.7
Accrued warranties	37.9	34.8
Accrued sales, use, property and VAT taxes	20.7	21.6
Deferred income	13.0	7.3
Derivative contracts	10.2	1.4
Accrued asbestos reserves	9.7	8.5
Self insurance reserves	6.0	7.3
Other	35.0	38.4
Total Accrued expenses	$272.3	$270.3

9. Derivatives:

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

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities. ASU 2017-12 intends to simplify the application of hedge accounting guidance and better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The amendments expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. We early adopted ASU No. 2017-12 during the first quarter of 2018. The adoption of ASU No. 2017-12 did not have a material impact on our consolidated results of operations, cash flows, and statement of financial position. With the early adoption of ASU No. 2017-12 we began entering into commodity futures contracts designated as cash flow hedges related to aluminum purchases.

Cash Flow Hedges

We have commodity futures contracts and foreign exchange forward contracts designated as cash flows hedges that are scheduled to mature through May 2020 and January 2020, respectively. Unrealized gains or losses from our cash flow hedges are included in AOCL and are expected to be reclassified into earnings within the next 18 months based on the prices of the commodities and foreign currencies at the settlement dates.

We recorded the following amounts related to our cash flow hedges in AOCL (in millions):

	As of December 31,
	2018	2017
Unrealized losses (gains) on unsettled contracts	$8.4	$(11.3)
Income tax (benefit) expense	(2.2)	3.9
Losses (Gains) included in AOCL, net of tax (1)	$6.2	$(7.4)

(1) Assuming commodity and foreign currency prices remain constant, we expect to reclassify $6.2 million of derivative losses into earnings within the next 12 months.

10. Income Taxes:

Our Provision for income taxes from continuing operations consisted of the following (in millions):

	For the Years Ended December 31,
	2018	2017	2016
Current:
Federal	$59.5	$86.1	$106.0
State	17.8	12.5	14.5
Foreign	4.6	15.0	9.7
Total current	81.9	113.6	130.2
Deferred:
Federal	23.2	43.8	(4.5)
State	1.0	0.9	(1.2)
Foreign	1.5	(1.4)	(0.4)
Total deferred	25.7	43.3	(6.1)
Total provision for income taxes	$107.6	$156.9	$124.1

Income from continuing operations before income taxes was comprised of the following (in millions):

	For the Years Ended December 31,
	2018	2017	2016
Domestic	$428.7	$402.5	$374.8
Foreign	39.2	61.5	27.9
Total	$467.9	$464.0	$402.7

The difference between the income tax provision from continuing operations computed at the statutory federal income tax rate and the financial statement Provision for income taxes is summarized as follows (in millions):

	For the Years Ended December 31,
	2018	2017	2016
Provision at the U.S. statutory rate of 21% (35% for 2017, 2016)	$98.3	$162.4	$141.0
Increase (reduction) in tax expense resulting from:
State income tax, net of federal income tax benefit	15.5	9.2	12.8
Domestic manufacturing deduction	—	(9.6)	(9.2)
Tax credits, net of unrecognized tax benefits	(2.5)	(8.6)	(27.9)
Change in unrecognized tax benefits	0.4	(0.1)	(0.3)
Change in valuation allowance	5.0	6.4	(4.3)
Foreign taxes at rates other than U.S. statutory rate	(3.2)	(9.0)	(1.3)
Deemed inclusions	3.9	0.3	16.9
Change in rates from the Tax Act & other law changes	1.9	31.8	(0.6)
Excess tax benefits from stock-based compensation	(10.5)	(23.6)	—
Miscellaneous other	(1.2)	(2.3)	(3.0)
Total provision for income taxes	$107.6	$156.9	$124.1

The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provided guidance on the provisional accounting for the tax effects of the Tax Act in fiscal 2017. Our accounting for the following elements of the Tax Act was completed in fiscal 2018.

•
The Tax Act reduced the corporate tax rate to 21 percent, effective January 1, 2018. For our net federal deferred tax assets (“DTA”), we recorded a provisional decrease of $32.1 million, with a corresponding net adjustment to deferred income tax expense of $32.1 million for the year ended December 31, 2017. This adjustment was based on a reasonable estimate of the impact of the reduction in the corporate tax rate on our DTA’s as of December 22, 2017. Due to the Tax Act, several applications for changes in accounting method were filed with the IRS to accelerate deductions into the 2017 U.S. federal income tax return. Primarily on the basis of finalized calculations for accounting method changes that were completed during the reporting period, we recognized a deferred income tax benefit of $4.5 million for the year ended December 31, 2018.

•
The Deemed Repatriation Transition Tax (Transition Tax) is a tax on previously untaxed accumulated and current earnings and profits “(E&P)” of certain of our foreign subsidiaries. To assess the amount of the Transition Tax, we must determine, in addition to other factors, the amount of post-1986 E&P of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. We were able to make a reasonable estimate of the Transition Tax and determined that we would not have a Transition Tax obligation for the year ended December 31, 2017. However, on the basis of revised E&P computations that were completed during the reporting period, we recognized an additional measurement-period adjustment of $2.8 million of Transition Tax obligation for federal and state taxes. The Transition Tax has now been determined to be complete.

•
For the year ended December 31, 2017, we were able to reasonably assess whether our valuation allowance analyses were affected by various aspects of the Tax Act (e.g., deemed repatriation of deferred foreign income, global intangible low-taxed income (“GILTI”) inclusions, new categories of foreign tax credits (“FTCs”), and share-based compensation) and recorded provisional amounts related to certain portions of the Tax Act. Due to the limitation on the utilization of future foreign tax credits, we recorded a provisional valuation allowance against our FTC carryforwards of $4.3 million. On the basis of finalized calculations that were completed during the reporting period and 2018 divestiture activity, it is now expected that the foreign tax credits will be realized and no valuation allowance is needed. For the year ended December 31, 2018, the FTC carryforward valuation allowance is zero.

•
Based on the intent to fully expense all qualifying depreciable asset expenditures allowed under the Tax Act, we recorded a provisional benefit of $4.1 million for the year ended December 31, 2017. This resulted in a decrease of approximately $1.4 million to our current income tax payable and a corresponding increase in our deferred tax liabilities (“DTLs”) of approximately $0.9 million (after considering the effects of the reduction in income tax rates). On the basis of finalized computations that were completed during the reporting period, we recognized an additional measurement-period adjustment of $0.1 million decrease in our DTL.

The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, the new global intangible low-taxed income (“GILTI”) tax rules. Under U.S. GAAP, we are allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into a company’s measurement of its deferred taxes (the “deferred method”). For the year ended December 31, 2017, we were not able to reasonably estimate the effect of the new GILTI tax rules on future U.S. inclusions in taxable income as the expected future impact of this provision of the Tax Act depends on our current structure and business. Therefore, we did not make any adjustments related to potential GILTI tax in our financial statements and did not make a policy decision regarding whether to record deferred taxes on GILTI. Based, in part, on the analysis completed during the recording period of our global income and whether we expect to have future U.S. inclusions in taxable income related to GILTI, we have chosen to treat taxes due on future U.S. inclusions in taxable income related to GILTI as a current period expense when incurred (the “period cost method”).

During the year ended December 31, 2017, the effect of the tax rate change for items originally recognized in other comprehensive income was properly recorded in tax expense from continuing operations.  This resulted in stranded tax effects in accumulated other comprehensive income at December 31, 2017.  On February 14, 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which permits companies to reclassify stranded tax effects caused by 2017 tax reform between accumulated other comprehensive loss (“AOCL”) and retained earnings. We elected to adopt ASU 2018-02 to reclassify the income tax effects of the 2017 Act from AOCL to retained earnings for the period ending March 31, 2018. Accordingly, we recorded a $22.7 million increase to opening retained earnings in the period ending March 31, 2018 to reclassify the effect of the change in the U.S. federal corporate income tax rate, including the reduction in the federal benefit associated with state taxes, on the gross deferred tax amounts and related valuation allowances at the date of enactment of the Tax Cuts and Jobs Act related to items remaining in AOCL.

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

Deferred tax assets (liabilities) were comprised of the following (in millions):

	As of December 31,
	2018	2017
Gross deferred tax assets:
Warranties	$27.8	$27.3
Loss carryforwards (foreign, U.S. and state)	23.1	21.0
Post-retirement and pension benefits	21.3	23.3
Inventory reserves	9.3	7.5
Receivables allowance	3.4	3.5
Compensation liabilities	7.9	11.1
Insurance liabilities	2.9	5.1
Legal reserves	7.4	7.6
Tax credits, net of federal effect	11.0	21.3
Other	8.1	8.2
Total deferred tax assets	122.2	135.9
Valuation allowance	(25.4)	(24.9)
Total deferred tax assets, net of valuation allowance	96.8	111.0
Gross deferred tax liabilities:
Depreciation	(22.1)	(5.9)
Intangibles	(5.4)	(4.9)
Other	(2.3)	(5.8)
Total deferred tax liabilities	(29.8)	(16.6)
Net deferred tax assets	$67.0	$94.4

As of December 31, 2018 and 2017, we had $0.6 million and $0.8 million in tax-effected state net operating loss carryforwards, respectively, and $12.6 million and $19.8 million in tax-effected foreign net operating loss carryforwards, respectively. The state and foreign net operating loss carryforwards began expiring in 2014. The deferred tax asset valuation allowance relates primarily to the operating loss carryforwards in European tax jurisdictions. In addition, we have $9.0 million of valuation allowance related to federal capital loss carryforwards that will expire in 2023. The remainder of the valuation allowance relates to state tax credits.

In assessing whether a deferred tax asset will be realized, we consider whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. We consider the reversal of existing taxable temporary differences, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, we believe it is more likely than not we will realize the benefits of these deductible differences, net of the existing valuation allowances, as of December 31, 2018.

No provision was made for income taxes which may become payable upon distribution of our foreign subsidiaries’ earnings. These earnings were approximately $27.1 million as of December 31, 2018. An actual repatriation in the future from our non-U.S. subsidiaries could still be subject to foreign withholding taxes and U.S. state taxes.

We are currently under examination for our U.S. federal income taxes for 2018 and 2017 and are subject to examination by numerous other taxing authorities in the U.S. and foreign jurisdictions. We are generally no longer subject to U.S., state and local or non-U.S. income tax examinations by taxing authorities for years before 2011.

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

Future annual minimum lease payments and capital lease commitments as of December 31, 2018 were as follows (in millions):

	Operating Leases	Capital Leases
2019	$47.4	$6.6
2020	38.4	5.4
2021	27.2	3.8
2022	17.9	2.1
2023	12.7	0.9
Thereafter	16.1	12.8
Total minimum lease payments	$159.7	$31.6
Less amount representing interest		2.1
Present value of minimum payments		$29.5

On March 22, 2013, we entered into an agreement with a financial institution to renew the lease of our corporate headquarters in Richardson, Texas for a term of approximately six years through March 1, 2019 (the “Lake Park Renewal”). The leased property consists of an office building of approximately 192,000 square feet, land and related improvements. During the lease term, the Lake Park Renewal requires us to pay base rent in quarterly installments, payable in arrears. At the end of the lease term, we must do one of the following: (i) purchase the property for $41.2 million; (ii) vacate the property and return it in good condition; (iii) arrange for the sale of the leased property to a third party; or (iv) renew the lease under mutually agreeable terms. If we elect to sell the property to a third party and the sales proceeds are less than the lease balance, we must pay any such deficit to the financial institution. Any such deficit payment cannot exceed 86% of the lease balance. The Lake Park Renewal is classified as an operating lease and its future annual minimum lease payments are included in the table above. We are in the process of finalizing the renewal of our lease that expires on March 1, 2019 and expect the terms and conditions to be similar to the existing lease.

Our obligations under the Lake Park Renewal are secured by a pledge of our interest in the leased property. The Lake Park Renewal contains customary lease covenants and events of default as well as events of default if (i) indebtedness of $75 million or more is not paid when due, (ii) there is a change of control or (iii) we fail to comply with certain covenants incorporated from our existing credit facility agreement. We believe we were in compliance with these financial covenants as of December 31, 2018.

Environmental

Environmental laws and regulations in the locations we operate can potentially impose obligations to remediate hazardous substances at our properties, properties formerly owned or operated by us, and facilities to which we have sent or send waste for treatment or disposal. We are aware of contamination at some facilities; however, we do not believe that any future remediation related to those facilities will be material to our results of operations. Total environmental accruals are included Accrued expenses and Other liabilities on the accompanying Consolidated Balance Sheets.

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

Total product warranty liabilities related to continuing operations are included in the following captions on the accompanying Consolidated Balance Sheets (in millions):

	As of December 31,
	2018	2017
Accrued expenses	$37.9	$34.8
Other liabilities	73.7	75.1
Total product warranty liabilities	$111.6	$109.9

The changes in product warranty liabilities related to continuing operations for the years ended December 31, 2018 and 2017 were as follows (in millions):

Total warranty liability as of December 31, 2016	$101.1
Payments made in 2017	(28.8)
Changes resulting from issuance of new warranties	41.1
Changes in estimates associated with pre-existing liabilities	(4.8)
Changes in foreign currency translation rates and other	1.3
Total warranty liability as of December 31, 2017	$109.9
Payments made in 2018	(31.6)
Changes resulting from issuance of new warranties	36.8
Changes in estimates associated with pre-existing liabilities	(1.5)
Changes in foreign currency translation rates and other	(0.8)
Warranty liability from divestitures	(1.2)
Total warranty liability as of December 31, 2018	$111.6

We have incurred, and will likely continue to incur, product costs not covered by insurance or our suppliers’ warranties, which are not included in the table above. Also, to satisfy our customers and protect our brands, we have repaired or replaced installed products experiencing quality-related issues, and will likely continue such repairs and replacements.

Self-Insurance

We use a combination of third-party insurance and self-insurance plans to provide protection against claims relating to workers’ compensation/employers’ liability, general liability, product liability, auto liability, auto physical damage and other exposures. We use large deductible insurance plans, written through third-party insurance providers, for workers’ compensation/employers’ liability, general liability, product liability and auto liability. We also carry umbrella or excess liability insurance for all third-party and self-insurance plans, except for directors’ and officers’ liability, property damage and certain other insurance programs. For directors’ and officers’ liability, property damage and certain other exposures, we use third-party insurance plans that may include per occurrence and annual aggregate limits. We believe the deductibles and liability limits for all of our insurance policies are appropriate for our business and are adequate for companies of our size in our industry.

We maintain safety and manufacturing programs that are designed to remove risk, improve the effectiveness of our business processes and reduce the likelihood and significance of our various retained and insured risks. In recent years, our actual claims experience has collectively trended favorably and, as a result, both self-insurance expense and the related liability have decreased.

Total self-insurance liabilities were included in the following captions on the accompanying Consolidated Balance Sheets (in millions):

	As of December 31,
	2018	2017
Accrued expenses	$6.0	$7.3
Other liabilities	19.5	21.6
Total self-insurance liabilities	$25.5	$28.9

Litigation

We are involved in a number of claims and lawsuits incident to the operation of our businesses. Insurance coverages are maintained and estimated costs are recorded for such claims and lawsuits, including costs to settle claims and lawsuits, based on experience involving similar matters and specific facts known.

Some of these claims and lawsuits allege personal injury or health problems resulting from exposure to asbestos that was integrated into certain of our products. We have never manufactured asbestos and have not incorporated asbestos-containing components into our products for several decades. A substantial majority of asbestos-related claims have been covered by insurance or other forms of indemnity or have been dismissed without payment. The remainder of our closed cases have been resolved for amounts that are not material, individually or in the aggregate. Our defense costs for asbestos-related claims are generally covered by insurance; however, our insurance coverage for settlements and judgments for asbestos-related claims vary depending on several factors, and are subject to policy limits, so we may have greater financial exposure for future settlements and judgments. We currently estimate our probable liability for known cases is $9.7 million and it is recorded in Accrued expenses in the Consolidated Balance Sheet. We currently estimate future asbestos-related litigation cases to be between $19.3 million and $34.6 million before consideration of probable insurance recoveries with all amounts in that range equally likely. We have accrued $19.3 million in Other liabilities in the Consolidated Balance Sheet at December 31, 2018. For the years ended December 31, 2018, 2017 and 2016, we recorded expense of $4.0 million, $3.5 million and $6.3 million, respectively, net of probable insurance recoveries, for known and future asbestos-related litigation and is recorded in Losses (gains) and other expenses, net in the Consolidated Statements of Operations.

In October 2016, we self-reported to the Securities and Exchange Commission (“SEC”) and the Department of Justice (“DOJ”) an alleged payment in the amount of 30,000 rubles (approximately US $475) to a Russian customs broker or official. Under the oversight of our Audit Committee, we initiated an investigation into this matter with the assistance of external legal counsel and external forensic accountants.The scope of the investigation was later expanded to include our operations in Poland and Ukraine. The investigation raised questions regarding possible irregularities with respect to non-compliance with customs documents and procedures related to these operations. We concluded our investigation and communicated our findings to the SEC and the DOJ. The DOJ has declined to prosecute this matter and we continue to fully cooperate with the SEC regarding this matter.

It is management’s opinion that none of these claims or lawsuits or any threatened litigation will have a material adverse effect, individually or in the aggregate, on our financial condition, results of operations or cash flows. Claims and lawsuits, however, involve uncertainties and it is possible that their eventual outcome could adversely affect our results of operations in a future period.

Marshalltown Tornado and Recovery

On July 19, 2018 our manufacturing facility in Marshalltown, Iowa was severely damaged by a tornado. Insurance covers the repair or replacement of our assets that suffered damage or loss, and we are working closely with our insurance carriers and claims adjusters to ascertain the full amount of insurance recoveries due to us as a result of the damage and loss we incurred. Our insurance policies also provide business interruption coverage, including lost profits, and reimbursement for other expenses and costs that have been incurred relating to the damages and losses suffered. These costs and insurance recoveries are shown in Gain from insurance recoveries, net of losses incurred and Insurance proceeds for lost profits in the Consolidated Statements of Operations.

The following table summarizes the gain from insurance recoveries, net of losses incurred:

(Amounts in millions)	For the Year Ended December 31, 2018
Insurance recoveries received	$124.3
Less losses and expenses incurred:
Site clean-up and remediation	50.9
Factory inefficiencies due to lower productivity	7.4
Write-off of property, plant and equipment	4.2
Write-off of inventory	5.8
Other	17.7
Total losses and expenses	$86.0
Gain from insurance recoveries	$38.3
Presentation in the Consolidated Statements of Operations:
Gain from insurance recoveries, net of losses incurred	$10.9
Insurance proceeds for lost profits	$27.4

12. Lines of Credit and Financing Arrangements:

The following tables summarize our outstanding debt obligations and the classification in the accompanying Consolidated Balance Sheets (in millions):

	As of December 31,
	2018	2017
Short-Term Debt:
Foreign obligations	$—	$0.9
Total short-term debt	$—	$0.9
Current maturities of long-term debt:
Asset Securitization Program	$268.0	$—
Capital lease obligations	3.5	3.2
Domestic credit facility	30.0	30.0
Debt issuance costs	(0.7)	(0.6)
Total current maturities of long-term debt	$300.8	$32.6
Long-Term Debt:
Asset Securitization Program	$—	$276.0
Capital lease obligations	15.7	11.9
Domestic credit facility	378.0	337.0
Senior unsecured notes	350.0	350.0
Debt issuance costs	(3.2)	(4.4)
Total long-term debt	$740.5	$970.5
Total debt	$1,041.3	$1,004.0

As of December 31, 2018, the aggregate amounts of required principal payments on total debt were as follows (in millions):

2019	$301.5
2020	32.6
2021	349.3
2022	0.1
2023	350.0
Thereafter	11.7

Short-Term Debt

Foreign Obligations

Through several of our foreign subsidiaries, we have facilities available to assist in financing seasonal borrowing needs for our foreign locations. We had $0.0 million and $0.9 million of foreign obligations as of December 31, 2018 and 2017, respectively, that were primarily borrowings under non-committed facilities. Proceeds from these facilities were $40.3 million, $30.4 million and $28.4 million during the years ended December 31, 2018, 2017 and 2016, respectively. Repayments on the facilities were $41.2 million, $31.9 million and $30.8 million during the years ended December 31, 2018, 2017 and 2016, respectively.

Asset Securitization Program

Under the Asset Securitization Program (“ASP”), we are eligible to sell beneficial interests in a portion of our trade accounts receivable to a financial institution for cash. The ASP contains a provision whereby we retain the right to repurchase all of the outstanding beneficial interests transferred. As a result of the repurchase right, the transfer of the receivables under the ASP is not accounted for as a sale. Accordingly, the cash received from the transfer of the beneficial interests in our trade accounts receivable is reflected as secured borrowings in the accompanying Consolidated Balance Sheets and proceeds received are included in Cash flows from financing activities in the accompanying Consolidated Statements of Cash Flows. Our continued involvement with the transferred assets includes servicing, collection and administration of the transferred beneficial interests. The accounts receivable securitized under the ASP are high-quality domestic customer accounts that have not aged significantly. The receivables represented by the retained interest that we service are exposed to the risk of loss for any uncollectible amounts in the pool of receivables transferred under the ASP. The ASP will expire in November 2019 and we intend to renew the ASP prior to the expiration.

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

	As of December 31,
	2018	2017
Eligible amount available under the ASP on qualified accounts receivable	$290.0	$290.0
Less: Beneficial interest transferred	(268.0)	(276.0)
Remaining amount available	$22.0	$14.0
We pay certain discount fees to use the ASP and to have the facility available to us. These fees relate to both the used and unused portions of the securitization. The used fee is based on the beneficial interest sold and calculated on either the average LIBOR rate or floating commercial paper rate determined by the purchaser of the beneficial interest, plus a program fee of 0.70%. The average rates as of December 31, 2018 and 2017 were 3.27% and 2.60%, respectively. The unused fee is based on 101% of the maximum available amount less the beneficial interest transferred and is calculated at a 0.35% fixed rate throughout the term of the agreement. We recorded these fees in Interest expense, net in the accompanying Consolidated Statements of Operations.

The ASP contains certain restrictive covenants relating to the quality of our accounts receivable and cross-default provisions with our Sixth Amended and Restated Credit Facility Agreement (“Domestic Credit Facility”), senior unsecured notes and any other indebtedness we may have over $75.0 million. The administrative agent under the ASP is also a participant in our Domestic Credit Facility. The participating financial institutions have investment grade credit ratings. As of December 31, 2018, we believe we were in compliance with all covenant requirements.

Long-Term Debt

Domestic Credit Facility

On August 30, 2016, we replaced an earlier credit facility with the Domestic Credit Facility, which consists of a $650.0 million unsecured revolving credit facility and a $250.0 million unsecured term loan and matures in August 2021 (the “Maturity Date”). Under our Domestic Credit Facility, we had outstanding borrowings of $408.0 million, of which $190.0 million was the term loan balance, as well as $2.5 million committed to standby letters of credit as of December 31, 2018. Subject to covenant limitations, $429.5 million was available for future borrowings at that date. The unsecured term loan also matures on the Maturity Date and requires quarterly principal repayments of $7.5 million beginning in March 2017. The revolving credit facility includes uncommitted subfacilities for swingline loans of up to $65.0 million and letters of credit up to $100.0 million. Additionally, at our request and subject to certain conditions, the commitments under the Domestic Credit Facility may be increased by a maximum of $350.0 million provided existing or new lenders agree to provide such additional commitments. In January 2019, we increased the maximum revolving credit commitments by $350.0 million as permitted under the Domestic Credit Facility bringing the total maximum revolving credit commitments to $1.0 billion.

Our weighted average borrowing rate on the facility was as follows:

	As of December 31,
	2018	2017
Weighted average borrowing rate	3.74%	2.76%
Our Domestic Credit Facility is guaranteed by certain of our subsidiaries and contains financial covenants relating to leverage and interest coverage. Other covenants contained in the Domestic Credit Facility restrict, among other things, certain mergers, asset dispositions, guarantees, debt, liens, and affiliate transactions. The financial covenants require us to maintain a defined Consolidated Indebtedness to Adjusted EBITDA Ratio and a Cash Flow (defined as EBITDA minus capital expenditures) to Interest Expense Ratio. The required ratios under our Domestic Credit Facility are detailed below:

Consolidated Indebtedness to Adjusted EBITDA Ratio no greater than	3.5 : 1.0
Cash Flow to Interest Expense Ratio no less than	3.0 : 1.0
Our Domestic Credit Facility contains customary events of default. These events of default include nonpayment of principal or interest, breach of covenants or other restrictions or requirements, default on certain other indebtedness or receivables securitizations (cross default), and bankruptcy. A cross default under our Domestic Credit Facility could occur if:

•	We fail to pay any principal or interest when due on any other indebtedness or receivables securitization exceeding $75.0 million; or

•
We are in default in the performance of, or compliance with any term of any other indebtedness or receivables securitization in an aggregate principal amount exceeding $75.0 million or any other condition exists which would give the holders the right to declare such indebtedness due and payable prior to its stated maturity.

Each of our major debt agreements contains provisions by which a default under one agreement causes a default in the others (a “cross default”). If a cross default under the Domestic Credit Facility, our senior unsecured notes, our lease of our corporate headquarters in Richardson, Texas (recorded as an operating lease), or our ASP were to occur, it could have a wider impact on our liquidity than might otherwise occur from a default of a single debt instrument or lease commitment.

If any event of default occurs and is continuing, the administrative agent, or lenders with a majority of the aggregate commitments may require the administrative agent to, terminate our right to borrow under our Domestic Credit Facility and accelerate amounts due under our Domestic Credit Facility (except for a bankruptcy event of default, in which case such amounts will automatically become due and payable and the lenders’ commitments will automatically terminate). As of December 31, 2018, we believe we were in compliance with all covenant requirements.

Senior Unsecured Notes

We issued $350.0 million of senior unsecured notes in November 2016 (the “Notes”) which will mature on November 15, 2023 with interest being paid on May 15 and November 15 at 3.00% per annum semiannually. The Notes are guaranteed, on a senior unsecured basis, by each of our subsidiaries that guarantee indebtedness under our Domestic Credit Facility. The indenture governing the Notes contains covenants that, among other things, limit our ability and the ability of the subsidiary guarantors to: create or incur certain liens; enter into certain sale and leaseback transactions; and enter into certain mergers, consolidations and transfers of substantially all of our assets. The indenture also contains a cross default provision which is triggered if we default on other debt of at least $75 million in principal which is then accelerated, and such acceleration is not rescinded within 30 days of the notice date. As of December 31, 2018, we believe we were in compliance with all covenant requirements.

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

In 2016, we offered certain former employees with vested pension benefits a lump sum payout in an effort to reduce our long-term pension obligations. As a result, for 2016, the net periodic benefit cost for our pension plans included a non-cash settlement charge of $31.4 million and the projected benefit obligation decreased by $50.6 million. We did not have similar funding of pension buyout activity in 2018 and 2017.

On March 10, 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. ASU 2017-07 changes the income statement presentation of defined benefit plan expense by requiring separation between operating expense (service cost component) and non-operating expense (all other components, including interest cost, amortization of prior service cost, curtailments and settlements, etc.). The operating expense component is reported with similar compensation costs while the non-operating components are reported in Other expense (income), net in the Statement of Operations. In addition, only the service cost component is eligible for capitalization as part of an asset such as inventory or property, plant and equipment. We elected the practical expedient to use the prior year’s disclosure as a basis for the retroactive adoption of the ASU. The ASU did not have a material impact on our financial results.

Defined Contribution Plans

We recorded the following contributions to the defined contribution plans (in millions):

	For the Years Ended December 31,
	2018	2017	2016
Contributions to defined contribution plans	$18.8	$18.1	$16.3

Pension and Post-retirement Benefit Plans

The following tables set forth amounts recognized in our financial statements and the plans’ funded status for our pension and post-retirement benefit plans (dollars in millions):

	Pension Benefits
	2018	2017
Accumulated benefit obligation	$368.0	$401.5

Changes in projected benefit obligation:
Benefit obligation at beginning of year	$405.5	$381.6
Service cost	5.3	5.0
Interest cost	12.3	12.6
Other	0.3	—
Actuarial (gain) loss	(26.4)	22.1
Effect of exchange rates	(2.7)	4.3
Settlements and curtailments	(1.3)	(1.3)
Benefits paid	(21.1)	(18.8)
Benefit obligation at end of year	$371.9	$405.5

Changes in plan assets:
Fair value of plan assets at beginning of year	$318.6	$292.5
Actual (loss) gain return on plan assets	(23.3)	39.8
Employer contribution	20.6	3.5
Effect of exchange rates	(2.5)	2.9
Plan settlements	(1.3)	(1.3)
Benefits paid	(21.1)	(18.8)
Fair value of plan assets at end of year	291.0	318.6
Funded status / net amount recognized	$(80.9)	$(86.9)

Net amount recognized consists of:
Non-current assets	$3.3	$1.6
Current liability	(1.4)	(4.0)
Non-current liability	(82.8)	(84.5)
Net amount recognized	$(80.9)	$(86.9)

	For the Years Ended December 31,
	2018	2017
Pension plans with a benefit obligation in excess of plan assets:
Projected benefit obligation	$357.2	$394.4
Accumulated benefit obligation	353.4	390.4
Fair value of plan assets	275.0	305.9

Our U.S.-based pension plans comprised approximately 89% of the projected benefit obligation and 88% of plan assets as of December 31, 2018.

	Pension Benefits
	2018	2017	2016
Components of net periodic benefit cost as of December 31:
Service cost	$5.3	$5.0	$4.4
Interest cost	12.3	12.6	15.3
Expected return on plan assets	(18.8)	(21.3)	(21.5)
Amortization of prior service cost	0.1	0.2	0.3
Recognized actuarial loss	9.2	8.1	7.6
Settlements and curtailments(1)	0.7	0.7	31.6
Net periodic benefit cost	$8.8	$5.3	$37.7

(1) The Consolidated Statements of Operations includes $31.4 million related to pension settlement charges that represent the lump-sum payments made in the fourth quarter of 2016.

The following table sets forth amounts recognized in AOCL and Other comprehensive income (loss) in our financial statements for 2018 and 2017 (in millions):

	Pension Benefits
	2018	2017
Amounts recognized in AOCL:
Prior service costs	$(0.9)	$(0.8)
Actuarial loss	(199.4)	(194.6)
Subtotal	(200.3)	(195.4)
Deferred taxes	49.5	71.2
Net amount recognized	$(150.8)	$(124.2)
Changes recognized in other comprehensive income (loss):
Current year prior service costs	0.3	0.1
Current year actuarial (gain) loss	15.7	3.7
Effect of exchange rates	(1.1)	1.7
Amortization of prior service (costs) credits	(0.1)	(0.2)
Amortization of actuarial loss	(9.9)	(8.8)
Total recognized in other comprehensive income (loss)	$4.9	$(3.5)
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$13.7	$1.8

The estimated prior service (costs) credits and actuarial losses that will be amortized from AOCL in 2019 are $(0.1) million and $(7.9) million, respectively, for pension benefits.

The following tables set forth the weighted-average assumptions used to determine Benefit obligations and Net periodic benefit cost for the U.S.-based plans in 2018 and 2017:

	Pension Benefits
	2018	2017
Weighted-average assumptions used to determine benefit obligations as of December 31:
Discount rate	4.32%	3.66%
Rate of compensation increase	4.23%	4.23%

	Pension Benefits
	2018	2017	2016
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate - service cost	3.48%	3.96%	4.30%
Discount rate - interest cost	3.22%	3.51%	3.76%
Expected long-term return on plan assets	6.50%	7.50%	7.50%
Rate of compensation increase	4.23%	4.23%	4.23%

The following tables set forth the weighted-average assumptions used to determine Benefit obligations and Net periodic benefit cost for the non-U.S.-based plans in 2018 and 2017:

	Pension Benefits
	2018	2017
Weighted-average assumptions used to determine benefit obligations as of December 31:
Discount rate	2.93%	2.58%
Rate of compensation increase	3.77%	3.63%

	Pension Benefits
	2018	2017	2016
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate - service cost	1.32%	1.34%	2.04%
Discount rate - interest cost	2.67%	2.75%	3.45%
Expected long-term return on plan assets	4.19%	4.40%	4.87%
Rate of compensation increase	3.62%	3.78%	3.70%

To develop the expected long-term rate of return on assets assumption for the U.S. plans, we considered the historical returns for each asset category, as well as the target asset allocation of the pension portfolio and the effect of periodic balancing. These results were adjusted for the payment of reasonable expenses of the plan from plan assets. This resulted in the selection of the 6.50% long-term rate of return on assets assumption. A similar process was followed for the non-U.S.-based plans.

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

Assumed health care cost trend rates have an effect on the amounts reported for our healthcare plan. The following table sets forth the healthcare trend rate assumptions used:

	2018	2017
Assumed health care cost trend rates as of December 31:
Health care cost trend rate assumed for next year	6.50%	6.50%
Rate to which the cost rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2022	2021

Expected future benefit payments are shown in the table below (in millions):

	For the Years Ended December 31,
	2019	2020	2021	2022	2023	2024-2028
Pension benefits	$19.3	$19.9	$25.8	$20.7	$23.5	$147.1

Pension Plan Assets

We believe asset returns can be optimized at an acceptable level of risk by adequately diversifying the plan assets between equity and fixed income. In the second quarter of 2018, we changed the targeted allocations for our plan assets. The targeted allocation for fixed income and cash investments was changed to 60%, and the targeted allocation for equity investments was changed to 40%. Our targeted exposure to International equity including emerging markets was changed to 15.0% of total assets and our exposure to domestic equity was changed to 25.0%. Our U.S. pension plan represents 87%, our Canadian pension plan 6%, and our United Kingdom (“U.K.”) pension plan 7% of the total fair value of our plan assets as of December 31, 2018.

Our U.S. pension plans’ weighted-average asset allocations as of December 31, 2018 and 2017, by asset category, are as follows:

	Plan Assets as of December 31,
Asset Category:	2018	2017
U.S. equity	24.6%	12.5%
International equity	15.5%	15.1%
Fixed income	57.2%	71.1%
Money market/cash	2.7%	1.3%
Total	100.0%	100.0%

U.S. pension plan assets are invested according to the following targets:

Asset Category:	Target
U.S. equity	25.0%
International equity	15.0%
Fixed income	60.0%

Our Canadian pension plans were invested approximately 75% in Canadian bonds and 25% in international equities. Our U.K. pension plan was invested in a broad mix of assets consisting of U.K. and international equities, and U.K. fixed income securities, including corporate and government bonds.

The fair values of our pension plan assets, by asset category, are as follows (in millions):

	Fair Value Measurements as of December 31, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Asset Category:
Cash and cash equivalents	$7.2	$—	$—	$7.2
Commingled pools / Collective Trusts:
U.S. equity (1)	—	62.7	—	62.7
International equity (2)	—	39.5	—	39.5
Fixed income (3)	—	146.2	—	146.2
Balanced pension trust: (4)
International equity	—	4.0	—	4.0
Fixed income	—	12.0	—	12.0
Pension fund:
International equity (5)	—	2.7	—	2.7
Fixed income (6)	—	8.9	—	8.9
Blend (7)	—	7.8	—	7.8
Total	$7.2	$283.8	$—	$291.0

	Fair Value Measurements as of December 31, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Asset Category:
Cash and cash equivalents	$3.9	$—	$—	$3.9
Commingled pools / Collective Trusts:
U.S. equity (1)	—	34.7	—	34.7
International equity (2)	—	42.2	—	42.2
Fixed income (3)	—	197.9	—	197.9
Balanced pension trust: (4)
International equity	—	4.6	—	4.6
Fixed income	—	13.6	—	13.6
Pension fund:
International equity (5)	—	3.3	—	3.3
Fixed income (6)	—	5.9	—	5.9
Blend (7)	—	12.5	—	12.5
Total	$3.9	$314.7	$—	$318.6

Additional information about assets measured at Net Asset Value (“NAV”) per share (in millions):

	As of December 31, 2018
	Fair Value	Redemption Frequency (if currently eligible)	Redemption Notice Period
Asset Category:
Commingled pools / Collective Trusts:
U.S. equity (1)	$62.7	Daily	5 days
International equity (2)	39.5	Daily	5 days
Fixed income (3)	146.2	Daily	5-15 days
Balanced pension trust: (4)
International equity	4.0	Daily	3-5 days
Fixed income	12.0	Daily	3-5 days
Pension fund:
International equity (5)	2.7	Daily	1-3 days
Fixed income (6)	8.9	Daily	1-3 days
Blend (7)	7.8	Daily	1-3 days
Total	$283.8

	As of December 31, 2017
	Fair Value	Redemption Frequency (if currently eligible)	Redemption Notice Period
Asset Category:
Commingled pools / Collective Trusts:
U.S. equity (1)	$34.7	Daily	5 days
International equity (2)	42.2	Daily	5 days
Fixed income (3)	197.9	Daily	5-15 days
Balanced pension trust: (4)
International equity	4.6	Daily	3-5 days
Fixed income	13.6	Daily	3-5 days
Pension fund:
International equity (5)	3.3	Daily	1-3 days
Fixed income (6)	5.9	Daily	1-7 days
Blend (7)	12.5	Daily	1-3 days
Total	$314.7

(1)	This category includes investments primarily in U.S. equity securities that include large, mid and small capitalization companies.
(2)
This category includes investments primarily in international equity securities that include large, mid and small capitalization companies in large developed markets as well as emerging markets equities.

(3)	This category includes investments in U.S. investment grade and high yield fixed income securities, international fixed income securities and emerging markets fixed income securities.
(4)
The investment objectives of the plan are to provide long-term capital growth and income by investing primarily in a well-diversified, balanced portfolio of Canadian common stocks, bonds and money market securities. The plan also holds a portion of its assets in international equities, a portion of which may be invested in U.S. securities.

(5)
This category includes investments in international equity securities, a portion of which may be invested in U.S. securities and aims to provide returns consistent with the markets in which it invests and provide broad exposure to countries around the world.

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

The majority of our commingled pool/collective trusts, mutual funds, balanced pension trusts and pension funds are managed by professional investment advisors. The NAVs per share are furnished in monthly and/or quarterly statements received from the investment advisors and reflect valuations based upon their pricing policies. We assessed the fair value classification of these investments as Level 2 for commingled pool/collective trusts, balanced pension trusts and pension funds based on an examination of their pricing policies and the related controls and procedures. The fair values we report are based on the pool, trust or fund’s NAV per share. The NAVs per share are calculated periodically (daily or no less than one time per month) as the aggregate value of each pool or trust’s underlying assets divided by the number of units owned. See Note 21 for information about our fair value hierarchies and valuation techniques.

14. Comprehensive Income:

The following table provides information on items not reclassified in their entirety from AOCL to Net Income in the accompanying Consolidated Statements of Operations (in millions):

	For the Years Ended December 31,
AOCL Component	2018	2017	Affected Line Item(s) in the Consolidated Statements of Operations
Gains/(Losses) on cash flow hedges:
Commodity derivative contracts	$6.1	$13.7	Cost of goods sold
Income tax benefit	(1.4)	(5.0)	Provision for income taxes
Net of tax	$4.7	$8.7

Defined Benefit Plan Items:
Pension and Post-Retirement Benefits costs	$(9.3)	$(7.3)	Cost of goods sold; Selling, general and administrative expenses
Income tax benefit	2.3	2.8	Provision for income taxes
Net of tax	$(7.0)	$(4.5)

Foreign currency translation adjustments:
Foreign currency adjustments upon sale of business	(27.9)	—	Loss (gain), net on sale of businesses and related property
Net of tax	(27.9)	—

Total reclassifications from AOCL	$(30.2)	$4.2

The following tables provide information on changes in AOCL, by component (net of tax), for the years ended December 31, 2018 and 2017 (in millions):

	Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Securities	Defined Benefit Plan Items	Foreign Currency Translation Adjustments	Total AOCL
Balance as of December 31, 2017	$7.4	$1.8	$(127.5)	$(39.1)	$(157.4)
Other comprehensive loss before reclassifications	(8.9)	(1.8)	(34.0)	(16.9)	(61.6)
Amounts reclassified from AOCL	(4.7)	—	7.0	27.9	30.2
Net other comprehensive (loss) income	(13.6)	(1.8)	(27.0)	11.0	(31.4)
Balance as of December 31, 2018	$(6.2)	$—	$(154.5)	$(28.1)	$(188.8)

	Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Securities	Defined Benefit Plan Items	Foreign Currency Translation Adjustments	Total AOCL
Balance as of December 31, 2016	$5.6	$2.3	$(130.0)	$(73.0)	$(195.1)
Other comprehensive (loss) income before reclassifications	10.5	(0.5)	(2.0)	33.9	41.9
Amounts reclassified from AOCI	(8.7)	—	4.5	—	(4.2)
Net other comprehensive (loss) income	1.8	(0.5)	2.5	33.9	37.7
Balance as of December 31, 2017	$7.4	$1.8	$(127.5)	$(39.1)	$(157.4)

15. Stock-Based Compensation:

Stock-based compensation expense related to continuing operations was included in Selling, general and administrative expenses in the accompanying Consolidated Statements of Operations as follows (in millions):

	For the Years Ended December 31,
	2018	2017	2016
Compensation expense(1)	$26.3	$24.9	$31.7

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

As of December 31, 2018, awards for 9.9 million shares of common stock had been granted, net of cancellations and repurchases, and there were 3.5 million shares available for future issuance.

Performance Share Units

Performance share units are granted to certain employees at the discretion of the Board of Directors with a three-year performance period beginning January 1st of each year. Upon meeting the performance and vesting criteria, performance share units are converted to an equal number of shares of our common stock. Performance share units vest if, at the end of the three-year performance period, at least the threshold performance level has been attained. To the extent that the payout level attained is less than 100%, the difference between 100% and the units earned and distributed will be forfeited. Eligible participants may also earn additional units of our common stock, which would increase the potential payout up to 200% of the units granted, depending on LII’s performance over the three-year performance period.

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

The following table provides information on our performance share units:

	For the Years Ended December 31,
	2018	2017	2016
Compensation expense for performance share units (in millions)	$12.3	$12.2	$18.1
Weighted-average fair value of grants, per share	$204.64	$197.54	$150.21
Payout ratio for shares paid	173.2%	185.9%	200.0%

A summary of the status of our undistributed performance share units as of December 31, 2018, and changes during the year then ended, is presented below (in millions, except per share data):

	Shares	Weighted- Average Grant Date Fair Value per Share
Undistributed performance share units as of December 31, 2017	0.3	$123.80
Granted	0.1	204.64
Distributed	(0.2)	88.26
Undistributed performance share units as of December 31, 2018 (1)	0.2	$160.69

(1) Undistributed performance share units include approximately 0.2 million units with a weighted-average grant date fair value of $182.06 per share that had not yet vested and 0.1 million units that have vested but were not yet distributed.

As of December 31, 2018, we had $21.3 million of total unrecognized compensation cost related to non-vested performance share units that is expected to be recognized over a weighted-average period of 2.2 years. Our estimated forfeiture rate for these performance share units was 12.4% as of December 31, 2018.

The total fair value of performance share units distributed and the resulting tax deductions to realized tax benefits were as follows (in millions):

	For the Years Ended December 31,
	2018	2017	2016
Fair value of performance share units distributed	$21.1	$64.3	$39.4
Realized tax benefits from tax deductions	$5.3	$24.5	$15.0

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

The following table provides information on our restricted stock units (in millions, except per share data):

	For the Years Ended December 31,
	2018	2017	2016
Compensation expense for restricted stock units	$9.2	$8.3	$9.0
Weighted-average fair value of grants, per share	$204.64	$197.54	$150.14

A summary of our non-vested restricted stock units as of December 31, 2018 and changes during the year then ended is presented below (in millions, except per share data):

	Shares	Weighted- Average Grant Date Fair Value per Share
Non-vested restricted stock units as of December 31, 2017	0.2	$156.16
Granted	0.1	204.64
Vested	(0.1)	125.46
Forfeited	—	—
Non-vested restricted stock units as of December 31, 2018 (1)	0.2	$182.84

(1) As of December 31, 2018, we had $19.5 million of total unrecognized compensation cost related to non-vested restricted stock units that is expected to be recognized over a weighted-average period of 2.3 years. Our estimated forfeiture rate for restricted stock units was 16.0% as of December 31, 2018.

The total fair value of restricted stock units vested and the resulting tax deductions to realized tax benefits were as follows (in millions):

	For the Years Ended December 31,
	2018	2017	2016
Fair value of restricted stock units vested	$9.7	$19.0	$17.0
Realized tax benefits from tax deductions	2.4	7.2	6.5

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

The following table provides information on our stock appreciation rights (in millions, except per share data):

	For the Years Ended December 31,
	2018	2017	2016
Compensation expense for stock appreciation rights	$4.8	$4.4	$4.6
Weighted-average fair value of grants, per share	35.57	32.32	22.93

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

The fair value of the stock appreciation rights granted in 2018, 2017 and 2016 were estimated on the date of grant using the following assumptions:

	2018	2017	2016
Expected dividend yield	1.76%	1.47%	1.62%
Risk-free interest rate	2.71%	2.02%	1.66%
Expected volatility	20.60%	19.97%	19.60%
Expected life (in years)	3.93	3.95	3.99

A summary of our stock appreciation rights as of December 31, 2018, and changes during the year then ended, is presented below (in millions, except per share data):

	Shares (1)	Weighted-Average Exercise Price per Share
Outstanding stock appreciation rights as of December 31, 2017	1.1	$121.63
Granted	0.2	214.63
Exercised	(0.3)	74.51
Forfeited	—	—
Outstanding stock appreciation rights as of December 31, 2018	0.9	$148.98
Exercisable stock appreciation rights as of December 31, 2018	0.6	$120.52

(1) Share amounts are rounded but the balance of undistributed performance share units as of December 31, 2018 accurately reflects actual units undistributed.

The following table summarizes information about stock appreciation rights outstanding as of December 31, 2018 (in millions, except per share data and years):

	Stock Appreciation Rights Outstanding			Stock Appreciation Rights Exercisable
Range of Exercise Prices	Shares	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value	Shares	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
$51.11 to $92.64	0.3	2.22	$37.8	0.3	2.22	$37.8
$124.97 to $156.94	0.3	4.58	$24.1	0.3	4.48	$20.2
$205.53 to $214.63	0.3	6.46	$3.0	0.1	6.00	$0.8

As of December 31, 2018, we had $9.7 million of unrecognized compensation cost related to non-vested stock appreciation rights that is expected to be recognized over a weighted-average period of 2.3 years. Our estimated forfeiture rate for stock appreciation rights was 12.9% as of December 31, 2018.

The total intrinsic value of stock appreciation rights exercised and the resulting tax deductions to realize tax benefits were as follows (in millions):

	For the Years Ended December 31,
	2018	2017	2016
Intrinsic value of stock appreciation rights exercised	$35.9	$25.1	$36.9
Realized tax benefits from tax deductions	$8.9	$9.6	$14.1

Employee Stock Purchase Plan

Under the 2012 Employee Stock Purchase Plan (“ESPP”), all employees who meet certain service requirements are eligible to purchase our common stock through payroll deductions at the end of three month offering periods. The purchase price for such shares is 95% of the fair market value of the stock on the last day of the offering period. A maximum of 2.5 million shares is authorized for purchase until the ESPP plan termination date of May 10, 2022, unless terminated earlier at the discretion of the Board of Directors. Employees purchased approximately 15,000 shares under the ESPP during the year ended December 31, 2018. Approximately 2.4 million shares remain available for purchase under the ESPP as of December 31, 2018.

16. Stock Repurchases:

Our Board of Directors has authorized a total of $2.5 billion to repurchase of shares of our common stock (collectively referred to as the “Share Repurchase Plans”), including a $500 million share repurchase authorization in March 2018. The Share Repurchase Plans authorize open market repurchase transactions and do not have a stated expiration date. As of December 31, 2018, $446.0 million may be used to repurchase shares under the Share Repurchase Plans.

On February 8, 2018, the Company entered into a Fixed Dollar Accelerated Share Repurchase Transaction (the “ASR Agreement”) with MUFG Securities EMEA plc (“MUFG”), to effect an accelerated stock buyback of our common stock. Under the ASR Agreement, on February 8, 2018, we paid MUFG an initial purchase price of $150.0 million, and MUFG delivered to us common stock, representing approximately 85% of the shares expected to be purchased under the ASR Agreement. The ASR was completed in April of 2018 and MUFG delivered additional shares for a total of 0.7 million shares of common stock repurchased as part of this ASR Agreement.

We repurchased 1.0 million shares for $200.2 million in open market transactions during the second quarter of 2018 and 0.5 million shares for $100.0 million in open market transactions during the fourth quarter of 2018.

We also repurchased 0.1 million shares for $26.9 million and 0.1 million shares for $26.1 million for the years ended December 31, 2018 and 2017, respectively, from employees who surrendered their shares to satisfy minimum tax withholding obligation upon the vesting of stock-based compensation awards.

17. Divestitures:

Australia and Asia Divestiture

During the first quarter of 2018, we obtained Board of Directors’ approval and signed an agreement with Beijer Ref AB, a Stockholm Stock Exchange-listed company, for the sale of our Australia and Asia business except for the Milperra property. The Milperra property was sold to another purchaser during the second quarter of 2018. We completed the sale to Beijer Ref AB in the second quarter of 2018 with the final post-completion adjustment being recorded in the third quarter of 2018. The following table summarizes the net loss recognized in connection with this divestiture:

(Amounts in millions)	For the Year Ended December 31, 2018
Cash received from the buyer	$82.9
Net assets sold (1)	(87.2)
AOCL reclassification adjustments, primarily foreign currency translation	(3.2)
Direct costs to sell	(5.8)
Loss on sale of business	$(13.3)
(1) Includes $10.3 million of net assets that were written down during the quarter ended March 31, 2018 based on the expected proceeds from the sale, net of selling costs for the sale for our Australia and Asia business.

The Milperra property was sold during the quarter ended June 30, 2018. We received net cash proceeds of $37.2 million net of direct costs to sell of $1.5 million. The net gain recognized in connection with this sale was $23.8 million.

South America Divestiture

During the second quarter of 2018, we obtained Board of Directors’ approval and signed an agreement with Elgin SA, a private Brazilian company, for the sale of our South America business. The sale was subject to Brazilian antitrust approval. We obtained antitrust approval and completed the sale to Elgin SA in the third quarter of 2018. The following table summarizes the net loss recognized in connection with this divestiture:

(Amounts in millions)	For the Year Ended December 31, 2018
Cash received from the buyer	$4.2
Net assets sold (2)	(14.1)
AOCL reclassification adjustments, primarily foreign currency translation	(24.7)
Direct costs to sell	(2.9)
Loss on sale of business	$(37.5)
(2) Includes $1.2 million of net assets that were written down during the quarter ended June 30, 2018 based on the expected proceeds from the sale, net of selling costs for the sale for our South America business.

The total Loss (gain), net on sale of businesses and related property in our Consolidated Statements of Operations of $27.0 million is comprised of the $13.3 million loss on the sale of our Australia and Asia business, the $23.8 million gain on the sale of our Milperra property, and the $37.5 million loss on the sale of our South America business.

18. Restructuring Charges:

We record restructuring charges associated with management-approved restructuring plans to reorganize or to remove duplicative headcount and infrastructure within our businesses. Restructuring charges include severance costs to eliminate a specified number of employees, infrastructure charges to vacate facilities and consolidate operations, contract cancellation costs and other related activities. The timing of associated cash payments is dependent upon the type of restructuring charge and can extend over a multi-year period. Restructuring charges are not included in our calculation of segment profit (loss), as more fully explained in Note 20.

Restructuring Activities in 2018

Information regarding the restructuring charges for all ongoing activities are presented in the table below (in millions):

	Incurred in 2018	Incurred to Date	Total Expected to be Incurred
Severance and related expense	$1.7	$13.0	$13.8
Asset write-offs and accelerated depreciation	—	3.2	3.2
Lease termination	0.7	0.9	0.9
Other	0.6	4.7	4.7
Total	$3.0	$21.8	$22.6
While restructuring charges are excluded from our calculation of segment profit (loss), the table below presents the restructuring charges associated with each segment (in millions):

	Incurred in 2018	Incurred to Date	Total Expected to be Incurred
Residential Heating & Cooling	$0.6	$2.0	$2.0
Commercial Heating & Cooling	1.1	3.1	3.1
Refrigeration	1.3	14.4	15.2
Corporate & Other	—	2.3	2.3
Total	$3.0	$21.8	$22.6

Restructuring accruals are included in Accrued expenses in the accompanying Consolidated Balance Sheets.

19. Earnings Per Share:

Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net income by the sum of the weighted-average number of shares and the number of equivalent shares assumed outstanding, if dilutive, under our stock-based compensation plans.

The computations of basic and diluted earnings per share for Income from continuing operations were as follows (in millions, except per share data):

	For the Years Ended December 31,
	2018	2017	2016
Net income	$359.0	$305.7	$277.8
Add: Loss from discontinued operations	1.3	1.4	0.8
Income from continuing operations	$360.3	$307.1	$278.6

Weighted-average shares outstanding – basic	40.6	42.2	43.4
Add: Potential effect of diluted securities attributable to stock-based payments	0.5	0.6	0.6
Weighted-average shares outstanding – diluted	41.1	42.8	44.0

Earnings per share - Basic:
Income from continuing operations	$8.87	$7.28	$6.41
Loss from discontinued operations	(0.03)	(0.03)	(0.02)
Net income	$8.84	$7.25	$6.39

Earnings per share - Diluted:
Income from continuing operations	$8.77	$7.17	$6.34
Loss from discontinued operations	(0.03)	(0.03)	(0.02)
Net income	$8.74	$7.14	$6.32
An insignificant number of stock appreciation rights were outstanding but not included in the diluted earnings per share calculation because the assumed exercise of such rights would have been anti-dilutive.

20. Reportable Business Segments:

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

*Our businesses in Australia, Asia and South America were sold in the second and third quarters of 2018, respectively. Refer to Note 17 for details regarding the divestiture of the businesses.

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

Our corporate costs include those costs related to corporate functions such as legal, internal audit, treasury, human resources, tax compliance and senior executive staff. Corporate costs also include the long-term, share-based incentive awards provided to employees throughout our business. We recorded these share-based awards as Corporate costs because they are determined at the discretion of the Board of Directors and based on the historical practice of doing so for internal reporting purposes.

Any intercompany sales and associated profit (and any other intercompany items) are eliminated from segment results. There were no significant intercompany eliminations included in the results presented in the table below.

Net sales and segment profit (loss) by segment, along with a reconciliation of segment profit (loss) to Operating income, are shown below (in millions):

	For the Years Ended December 31,
	2018	2017	2016
Net Sales (1)
Residential Heating & Cooling	$2,225.0	$2,140.4	$2,000.8
Commercial Heating & Cooling	1,043.5	973.8	917.9
Refrigeration	615.4	725.4	722.9
	$3,883.9	$3,839.6	$3,641.6
Segment profit (loss) (2)
Residential Heating & Cooling	$399.4	$373.9	$348.8
Commercial Heating & Cooling	159.5	157.3	149.3
Refrigeration	66.1	72.6	68.9
Corporate and other	(84.4)	(89.2)	(97.4)
Total segment profit	540.6	514.6	469.6
Reconciliation to Operating income:
Special inventory write down	0.2	—	—
Special product quality adjustments	—	5.4	(0.4)
Loss (gain), net on sale of businesses and related property	27.0	1.1	—
Gain from insurance recoveries, net of losses incurred	(10.9)	—	—
Pension settlement	0.4	—	31.4
Items in (Gains) Losses and other expenses, net that are excluded from segment profit (loss) (2)	11.4	10.4	7.4
Restructuring charges	3.0	3.2	1.8
Operating income	$509.5	$494.5	$429.4

(1) On a consolidated basis, no revenue from transactions with a single customer were 10% or greater of our consolidated net sales for any of the periods presented.
(2) We define segment profit (loss) as a segment’s operating income included in the accompanying Consolidated Statements of Operations, excluding:

•	The following items in Losses (gains) and other expenses, net:

◦	Net change in unrealized losses (gains) on unsettled futures contracts,

◦	Special legal contingency charges,

◦	Asbestos-related litigation,

◦	Environmental liabilities,

◦	Contractor tax payments,

◦	Other items, net,

•	Special inventory write down,

•	Loss (gain), net on sale of businesses and related property,

•	Gain from insurance recoveries, net of losses incurred

•	Special product quality adjustment,

•	Pension settlement, and,

•	Restructuring charges.

Total assets by segment are shown below (in millions):

	As of December 31,
	2018	2017	2016
Total Assets:
Residential Heating & Cooling	$837.4	$771.3	$673.4
Commercial Heating & Cooling	457.2	443.9	385.8
Refrigeration	355.2	506.9	442.8
Corporate and other	167.4	169.4	258.3
Total assets	$1,817.2	$1,891.5	$1,760.3

The assets in the Corporate and other segment primarily consist of cash, short-term investments and deferred tax assets. Assets recorded in the operating segments represent those assets directly associated with those segments.

Total capital expenditures by segment are shown below (in millions):

	For the Years Ended December 31,
	2018	2017	2016
Capital Expenditures:
Residential Heating & Cooling	$45.2	$38.9	$36.7
Commercial Heating & Cooling	14.0	18.5	11.5
Refrigeration	7.8	8.0	12.1
Corporate and other	28.2	32.9	24.0
Total capital expenditures (1)	$95.2	$98.3	$84.3

(1) Includes amounts recorded under capital leases. There were no significant new capital leases in 2018, 2017 or 2016.

Depreciation and amortization expenses by segment are shown below (in millions):

	For the Years Ended December 31,
	2018	2017	2016
Depreciation and Amortization:
Residential Heating & Cooling	$26.6	$24.9	$21.0
Commercial Heating & Cooling	10.4	10.1	9.8
Refrigeration	7.1	9.9	9.7
Corporate and other	21.9	19.7	17.6
Total depreciation and amortization	$66.0	$64.6	$58.1

The equity method investments are shown below (in millions):

	For the Years Ended December 31,
	2018	2017	2016
Income from Equity Method Investments:
Refrigeration	$2.1	$3.9	$4.0
Residential	8.5	11.7	11.5
Commercial	1.4	2.8	2.9
Total income from equity method investments	$12.0	$18.4	$18.4

Geographic Information

Net sales for each major geographic area in which we operate are shown below (in millions):

	For the Years Ended December 31,
	2018	2017	2016
Net Sales to External Customers by Point of Shipment:
United States	$3,275.9	$3,128.7	$2,966.8
Canada	254.8	237.8	218.8
International	353.2	473.1	456.0
Total net sales to external customers	$3,883.9	$3,839.6	$3,641.6

Property, plant and equipment, net for each major geographic area in which we operate, based on the domicile of our operations, are shown below (in millions):

	As of December 31,
	2018	2017	2016
Property, Plant and Equipment, net:
United States	$293.3	$257.6	$237.6
Mexico	86.7	79.8	69.4
Canada	1.7	1.7	1.4
International	26.6	58.7	53.0
Total Property, plant and equipment, net	$408.3	$397.8	$361.4

21. Fair Value Measurements:

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

Where available, the fair values were based upon quoted prices in active markets. However, if quoted prices were not available, then the fair values were based upon quoted prices for similar assets or liabilities or independently sourced market parameters, such as credit default swap spreads, yield curves, reported trades, broker/dealer quotes, interest rates and benchmark securities. For assets and liabilities without observable market activity, if any, the fair values were based upon discounted cash flow methodologies incorporating assumptions that, in our judgment, reflect the assumptions a marketplace participant would use. Valuation adjustments to reflect either party’s creditworthiness and ability to pay were incorporated into our valuations, where appropriate, as of December 31, 2018 and 2017, the measurement dates. The methodologies used to determine the fair value of our financial assets and liabilities as of December 31, 2018 were the same as those used as of December 31, 2017.

Fair values are estimates and are not necessarily indicative of amounts for which we could settle such instruments currently nor indicative of our intent or ability to dispose of or liquidate them.

Assets and Liabilities Carried at Fair Value on a Recurring Basis

Derivatives

Derivatives, classified as Level 2, were primarily valued using estimated future cash flows based on observed prices from exchange-traded derivatives. We also considered the counterparty’s creditworthiness, or our own creditworthiness, as appropriate. Adjustments were recorded to reflect the risk of credit default, but they were insignificant to the overall value of the derivatives. Refer to Note 9 for more information related to our derivative instruments.

Marketable Equity Securities

The following table presents the fair values of an investment in marketable equity securities, related to publicly traded stock of a non-U.S. company, recorded in Other assets, net in the accompanying Consolidated Balance Sheets (in millions).This investment was sold as part of the divestiture of our Australia and Asia business. Refer to Note 17 for details regarding divestiture of the business.

	As of December 31,
	2018	2017
Quoted Prices in Active Markets for Identical Assets (Level 1):
Investment in marketable equity securities	$—	$4.1

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

The fair value of our senior unsecured notes in Long-term debt was based on the amount of future cash flows using current market rates for debt instruments of similar maturities and credit risk. The following table presents the fair value for our senior unsecured notes in Long-term debt (in millions):

	As of December 31,
	2018	2017
Quoted Prices in Active Markets for Similar Instruments (Level 2):
Senior unsecured notes	$302.9	$308.1

22. Selected Quarterly Financial Information (unaudited):

The following tables provide information on Net sales, Gross profit, Net income, Earnings per share and Cash dividends declared per share by quarter (in millions, except per share data):

	Net Sales (1)		Gross Profit (1)		Net Income (1)
	2018	2017	2018	2017	2018	2017
First Quarter	$834.8	$793.4	$223.2	$210.9	$37.9	$43.5
Second Quarter	1,175.4	1,102.1	361.6	340.8	137.6	115.5
Third Quarter	1,030.2	1,052.3	301.9	313.7	108.0	103.5
Fourth Quarter	843.6	891.8	224.5	259.8	75.6	43.1

	Basic Earnings per Share (2)		Diluted Earnings per Share (2)		Cash Dividends per Common Share
	2018	2017	2018	2017	2018	2017
First Quarter	$0.91	$1.02	$0.90	$1.00	$0.51	$0.43
Second Quarter	3.38	2.73	3.35	2.69	0.64	0.51
Third Quarter	2.68	2.47	2.65	2.44	0.64	0.51
Fourth Quarter	1.89	1.03	1.87	1.02	0.64	0.51

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

Summary of 2018 Quarterly Results

The following unusual or infrequent pre-tax items were included in the 2018 quarterly results:

1st Quarter. During the first quarter of 2018, we obtained board approval and signed an agreement with Beijer Ref AB, a Stockholm Stock Exchange-listed company, for the sale of our Australia and Asia business.

2nd Quarter. We completed the sale to Beijer Ref AB of our Australia and Asia business and sold our Milperra property. We obtained board approval and signed an agreement with Elgin SA, a private Brazilian company, for the sale of our South America business. Refer to Note 17 for details regarding the divestiture.

3rd Quarter. We completed the sale to Elgin SA of our South America business. Our manufacturing facility in Marshalltown, Iowa was severely damaged by a tornado. Refer to Note 17 for details regarding the divestiture and Note 11 for details related to the tornado damage.

4th Quarter. We recorded gains from insurance recoveries related to our Marshalltown facility, refer to Note 11 for further details.

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

23. Losses (Gains) and Other Expenses, net:

Losses (gains) and other expenses, net in our Consolidated Statements of Operations were as follows (in millions):

	For the Years Ended December 31,
	2018	2017	2016
Realized (gains) losses on settled futures contracts	$(0.4)	$(1.7)	$1.1
Foreign currency exchange losses (gains)	1.7	(1.8)	2.2
Losses on disposal of fixed assets	0.7	0.2	0.5
Net change in unrealized losses (gains) on unsettled futures contracts	1.5	0.9	(3.6)
Asbestos-related litigation	4.0	3.5	6.3
Special legal contingency charges	1.9	3.7	1.9
Environmental liabilities	2.2	2.2	1.9
Contractor tax payments	—	0.1	0.6
Other items, net	1.8	—	0.4
Losses (gains) and other expenses, net	$13.4	$7.1	$11.3

24. Supplemental Information:

Below is information about expenses included in our Consolidated Statements of Operations (in millions):

	For the Years Ended December 31,
	2018	2017	2016
Research and development	$72.2	$73.6	$64.6
Advertising, promotions and marketing (1)	42.5	45.0	41.0
Cooperative advertising expenditures (2)	16.8	18.6	14.7
Rent expense	58.5	57.7	57.9
(1) Cooperative advertising expenditures were not included in these amounts.
(2) Cooperative advertising expenditures were included in Selling, general and administrative expenses in the Consolidated Statements of Operations.

Interest Expense, net

The components of Interest expense, net in our Consolidated Statements of Operations were as follows (in millions):

	For the Years Ended December 31,
	2018	2017	2016
Interest expense, net of capitalized interest	$39.1	$32.1	$28.1
Interest income	0.8	1.5	1.1
Interest expense, net	$38.3	$30.6	$27.0

25. Condensed Consolidating Financial Statements:

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

Condensed consolidating financial statements of the Company, its Guarantor Subsidiaries and Non-Guarantor Subsidiaries as of December 31, 2018 and December 31, 2017 and for the years ended December 31, 2018, 2017 and 2016 are shown on the following pages.

Condensed Consolidating Balance Sheets
As of December 31, 2018
(In millions)

(Amounts in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$1.8	$15.4	$29.1	$—	$46.3
Accounts and notes receivable, net	—	44.3	428.4	—	472.7
Inventories, net	—	411.4	103.9	(5.5)	509.8
Other assets	3.3	36.2	54.7	(33.6)	60.6
Total current assets	5.1	507.3	616.1	(39.1)	1,089.4
Property, plant and equipment, net	—	293.3	118.6	(3.6)	408.3
Goodwill	—	166.1	20.5	—	186.6
Investment in subsidiaries	1,311.9	357.8	(0.5)	(1,669.2)	—
Deferred income taxes	1.4	54.4	23.4	(12.2)	67.0
Other assets, net	1.5	48.1	17.8	(1.5)	65.9
Intercompany (payables) receivables, net	(715.5)	675.8	142.6	(102.9)	—
Total assets	$604.4	$2,102.8	$938.5	$(1,828.5)	$1,817.2
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Short-term debt	$—	$—	$—	$—	$—
Current maturities of long-term debt	29.4	2.8	268.6	—	300.8
Accounts payable	25.5	295.7	112.1	—	433.3
Accrued expenses	12.1	213.8	46.4	—	272.3
Income taxes payable	(38.5)	40.6	50.8	(50.8)	2.1
Total current liabilities	28.5	552.9	477.9	(50.8)	1,008.5
Long-term debt	724.9	15.0	0.6	—	740.5
Pensions	—	75.1	7.7	—	82.8
Other liabilities	0.6	126.4	8.0	—	135.0
Total liabilities	754.0	769.4	494.2	(50.8)	1,966.8
Commitments and contingencies
Total stockholders’ (deficit) equity	(149.6)	1,333.4	444.3	(1,777.7)	(149.6)
Total liabilities and stockholders’ (deficit) equity	$604.4	$2,102.8	$938.5	$(1,828.5)	$1,817.2

Condensed Consolidating Balance Sheets
As of December 31, 2017
(In millions)

(Amounts in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$1.6	$28.0	$38.6	$—	$68.2
Accounts and notes receivable, net	—	35.3	471.2	—	506.5
Inventories, net	—	355.7	131.9	(3.4)	484.2
Other assets	16.2	23.1	67.5	(28.4)	78.4
Total current assets	17.8	442.1	709.2	(31.8)	1,137.3
Property, plant and equipment, net	—	257.6	144.4	(4.2)	397.8
Goodwill	—	134.9	65.6	—	200.5
Investment in subsidiaries	1,257.7	365.8	(0.6)	(1,622.9)	—
Deferred income taxes	3.9	69.1	33.6	(12.2)	94.4
Other assets, net	2.1	41.3	19.6	(1.5)	61.5
Intercompany (payables) receivables, net	(559.3)	554.7	107.4	(102.8)	—
Total assets	$722.2	$1,865.5	$1,079.2	$(1,775.4)	$1,891.5
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Short-term debt	$—	$—	$0.9	$—	$0.9
Current maturities of long-term debt	29.4	2.9	0.3	—	32.6
Accounts payable	21.3	228.0	99.3	—	348.6
Accrued expenses	3.1	209.4	57.8	—	270.3
Income taxes payable	(64.5)	56.5	60.9	(50.8)	2.1
Total current liabilities	(10.7)	496.8	219.2	(50.8)	654.5
Long-term debt	682.8	11.7	276.0	—	970.5
Pensions	—	74.7	9.8	—	84.5
Other liabilities	—	123.2	8.7	—	131.9
Total liabilities	672.1	706.4	513.7	(50.8)	1,841.4
Commitments and contingencies
Total stockholders’ equity (deficit)	50.1	1,159.1	565.5	(1,724.6)	50.1
Total liabilities and stockholders’ equity (deficit)	$722.2	$1,865.5	$1,079.2	$(1,775.4)	$1,891.5

Condensed Consolidating Statements of Operations and Comprehensive Income
For the Year Ended December 31, 2018
(In millions)

(Amounts in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$3,473.2	$1,129.6	$(718.9)	$3,883.9
Cost of goods sold	—	2,500.6	988.7	(716.6)	2,772.7
Gross profit	—	972.6	140.9	(2.3)	1,111.2
Operating expenses:
Selling, general and administrative expenses	—	555.3	53.6	(0.7)	608.2
Losses (gains) and other expenses, net	2.0	5.4	6.3	(0.3)	13.4
Restructuring charges	—	1.1	1.9	—	3.0
Pension settlement	—	—	0.4	—	0.4
Loss (gain), net on sale of businesses and related property	—	40.3	(13.3)	—	27.0
Insurance proceeds for lost profits	—	(27.4)	—	—	(27.4)
Gain from insurance recoveries, net of losses incurred	—	(10.9)	—	—	(10.9)
Income from equity method investments	(367.4)	(70.3)	(9.9)	435.6	(12.0)
Operating income	365.4	479.1	101.9	(436.9)	509.5
Interest expense, net	9.0	18.5	10.8	—	38.3
Other expense (income), net	—	1.5	1.8	—	3.3
Income from continuing operations before income taxes	356.4	459.1	89.3	(436.9)	467.9
Provision for income taxes	(2.6)	92.1	18.0	0.1	107.6
Income from continuing operations	359.0	367.0	71.3	(437.0)	360.3
Loss from discontinued operations	—	—	(1.3)	—	(1.3)
Net income	$359.0	$367.0	$70.0	$(437.0)	$359.0
Other comprehensive (loss) income	$(15.4)	$(15.3)	$(0.7)	$—	$(31.4)
Comprehensive Income	$343.6	$351.7	$69.3	$(437.0)	$327.6

Condensed Consolidating Statements of Operations and Comprehensive Income
For the Year Ended December 31, 2017
(In millions)

(Amounts in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$3,295.8	$1,144.2	$(600.4)	$3,839.6
Cost of goods sold	—	2,359.6	953.6	(598.8)	2,714.4
Gross profit	—	936.2	190.6	(1.6)	1,125.2
Operating expenses:
Selling, general and administrative expenses	—	553.6	85.0	(0.9)	637.7
Losses (gains) and other expenses, net	2.0	3.3	1.9	(0.1)	7.1
Restructuring charges	—	2.1	1.1	—	3.2
Loss (gain), net on sale of businesses and related property	—	1.1	—	—	1.1
(Income) loss from equity method investments	(324.3)	(74.9)	(14.5)	395.3	(18.4)
Operational income	322.3	451.0	117.1	(395.9)	494.5
Interest expense, net	26.9	(2.7)	6.4	—	30.6
Other income, net	—	—	(0.1)	—	(0.1)
Income from continuing operations before income taxes	295.4	453.7	110.8	(395.9)	464.0
Provision for income taxes	(10.3)	136.2	31.2	(0.2)	156.9
Income from continuing operations	305.7	317.5	79.6	(395.7)	307.1
Loss from discontinued operations	—	—	(1.4)	—	(1.4)
Net income	$305.7	$317.5	$78.2	$(395.7)	$305.7
Other comprehensive income	$1.7	$5.5	$30.5	$—	$37.7
Comprehensive income	$307.4	$323.0	$108.7	$(395.7)	$343.4

Condensed Consolidating Statements of Operations and Comprehensive Income
For the Year Ended December 31, 2016
(In millions)

(Amounts in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$3,117.6	$728.0	$(204.0)	$3,641.6
Cost of goods sold	—	2,203.8	564.5	(203.2)	2,565.1
Gross profit	—	913.8	163.5	(0.8)	1,076.5
Operating expenses:
Selling, general and administrative expenses	—	524.3	96.7	—	621.0
(Gains) losses and other expenses, net	(3.3)	9.7	5.1	(0.2)	11.3
Restructuring charges	—	1.9	(0.1)	—	1.8
Pension settlement	—	30.5	0.9	—	31.4
(Income) loss from equity method investments	(292.4)	(40.7)	(14.4)	329.1	(18.4)
Operational income	295.7	388.1	75.3	(329.7)	429.4
Interest expense, net	24.4	(2.2)	4.8	—	27.0
Other income, net	—	—	(0.3)	—	(0.3)
Income from continuing operations before income taxes	271.3	390.3	70.8	(329.7)	402.7
Provision for income taxes	(6.5)	108.2	22.6	(0.2)	124.1
Income from continuing operations	277.8	282.1	48.2	(329.5)	278.6
Loss from discontinued operations	—	—	(0.8)	—	(0.8)
Net income	$277.8	$282.1	$47.4	$(329.5)	$277.8
Other comprehensive income (loss)	$14.0	$8.5	$(14.2)	$1.3	$9.6
Comprehensive Income	$291.8	$290.6	$33.2	$(328.2)	$287.4

Condensed Consolidating Statements of Cash Flows
For the Year Ended December 31, 2018
(In millions)

(Amounts in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:	$53.7	$477.9	$(36.1)	$—	$495.5
Cash flows from investing activities:
Proceeds from the disposal of property, plant and equipment	—	—	0.1	—	0.1
Purchases of property, plant and equipment	—	(76.0)	(19.2)	—	(95.2)
Net proceeds from sale of businesses and related property	—	2.7	112.0	—	114.7
Insurance recoveries received for property damage incurred from natural disaster	—	10.9	—	—	10.9
Net cash used in investing activities	—	(62.4)	92.9	—	30.5
Cash flows from financing activities:
Short-term borrowings, net	—	—	—	—	—
Asset securitization borrowings	—	—	155.0	—	155.0
Asset securitization payments	—	—	(163.0)	—	(163.0)
Long-term debt payments	(30.0)	(2.9)	(0.1)	—	(33.0)
Borrowings from credit facility	2,435.9	—	—	—	2,435.9
Payments on credit facility	(2,365.0)	—	—	—	(2,365.0)
Proceeds from employee stock purchases	3.3	—	—	—	3.3
Repurchases of common stock to satisfy employee withholding tax obligations	(26.9)	—	—	—	(26.9)
Repurchases of common stock	(450.2)	—	—	—	(450.2)
Intercompany debt	(14.5)	83.3	(68.8)	—	—
Intercompany financing activity	487.8	(508.5)	20.7	—	—
Cash dividends paid	(93.9)	—	—	—	(93.9)
Net cash provided by (used in) financing activities	(53.5)	(428.1)	(56.2)	—	(537.8)
Increase (decrease) in cash and cash equivalents	0.2	(12.6)	0.6	—	(11.8)
Effect of exchange rates on cash and cash equivalents	—	—	(10.1)	—	(10.1)
Cash and cash equivalents, beginning of year	1.6	28.0	38.6	—	68.2
Cash and cash equivalents, end of year	$1.8	$15.4	$29.1	$—	$46.3

Condensed Consolidating Statements of Cash Flows
For the Year Ended December 31, 2017
(In millions)

(Amounts in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:	$467.4	$31.1	$(173.4)	$—	$325.1
Cash flows from investing activities:
Proceeds from the disposal of property, plant and equipment	—	0.1	0.1	—	0.2
Purchases of property, plant and equipment	—	(70.7)	(27.6)	—	(98.3)
Net cash used in investing activities	—	(70.6)	(27.5)	—	(98.1)
Cash flows from financing activities:
Short-term borrowings, net	—	—	(1.5)	—	(1.5)
Asset securitization borrowings	—	—	315.0	—	315.0
Asset securitization payments	—	—	(89.0)	—	(89.0)
Borrowings from credit facility	2,376.5	—	—	—	2,376.5
Long-term debt payments	(200.0)	(0.3)	(0.6)	—	(200.9)
Payments on credit facility	(2,265.5)	—	—	—	(2,265.5)
Payments of deferred financing costs	—	—	(0.2)	—	(0.2)
Proceeds from employee stock purchases	3.1	—	—	—	3.1
Repurchases of common stock to satisfy employee withholding tax obligations	(26.1)	—	—	—	(26.1)
Repurchases of common stock	(250.0)	—	—	—	(250.0)
Intercompany debt	56.4	(34.9)	(21.5)	—	—
Intercompany financing activity	(81.7)	85.6	(3.9)	—	—
Cash dividends paid	(79.7)	—	—	—	(79.7)
Net cash provided by (used in) financing activities	(467.0)	50.4	198.3	—	(218.3)
Increase (decrease) in cash and cash equivalents	0.4	10.9	(2.6)	—	8.7
Effect of exchange rates on cash and cash equivalents	—	—	9.3	—	9.3
Cash and cash equivalents, beginning of year	1.2	17.1	31.9	—	50.2
Cash and cash equivalents, end of year	$1.6	$28.0	$38.6	$—	$68.2

Condensed Consolidating Statements of Cash Flows
For the Year Ended December 31, 2016
(In millions)

(Amounts in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:	$17.8	$218.5	$137.6	$—	$373.9
Cash flows from investing activities:
Proceeds from the disposal of property, plant and equipment	—	—	0.2	—	0.2
Purchases of property, plant and equipment	—	(71.5)	(12.8)	—	(84.3)
Net cash used in investing activities	—	(71.5)	(12.6)	—	(84.1)
Cash flows from financing activities:
Short-term borrowings, net	—	—	(2.4)	—	(2.4)
Asset securitization borrowings	—	—	145.0	—	145.0
Asset securitization payments	—	—	(295.0)	—	(295.0)
Long-term debt borrowings	350.0	—	—	—	350.0
Borrowings from credit facility	2,336.5	—	—	—	2,336.5
Long-term debt payments	(57.5)	(0.9)	(0.4)	—	(58.8)
Payments on credit facility	(2,346.0)	—	—	—	(2,346.0)
Payments of deferred financing costs	(4.2)	—	—	—	(4.2)
Proceeds from employee stock purchases	2.6	—	—	—	2.6
Repurchases of common stock to satisfy employee withholding tax obligations	(33.3)	—	—	—	(33.3)
Repurchases of common stock	(300.0)	—	—	—	(300.0)
Intercompany debt	30.0	(65.8)	35.8	—	—
Intercompany financing activity	73.8	(71.0)	(2.8)	—	—
Cash dividends paid	(69.0)	—	—	—	(69.0)
Net cash provided by (used in) financing activities	(17.1)	(137.7)	(119.8)	—	(274.6)
Increase (decrease) in cash and cash equivalents	0.7	9.3	5.2	—	15.2
Effect of exchange rates on cash and cash equivalents	—	—	(3.9)	—	(3.9)
Cash and cash equivalents, beginning of year	0.5	7.8	30.6	—	38.9
Cash and cash equivalents, end of year	$1.2	$17.1	$31.9	$—	$50.2

26. Subsequent Event:

For 2019, we plan to shift financial reporting of our European Commercial HVAC business from our Commercial Heating & Cooling segment to our Refrigeration segment as we will manage both our commercial HVAC and refrigeration operations in Europe together.

In 2019, we plan to divest our Kysor Warren business within our Refrigeration segment and are currently targeting to close the sale in the first quarter of 2019.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our current management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2018, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

See “Management’s Report on Internal Control Over Financial Reporting” included in Item 8 “Financial Statements and Supplementary Data.”

Attestation Report of the Independent Registered Public Accounting Firm

See “Report of Independent Registered Public Accounting Firm” included in Item 8 “Financial Statements and Supplementary Data.”

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2018, we implemented new controls as part of our efforts to adopt ASU 2016-02. We are implementing new controls related to monitoring the adoption process, implementing a new IT system to capture, calculate, and account for leases, and gather the necessary data to properly account for leases under ASC 842. There were no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2018. Also, refer to Part I, Item 1 “Business - Executive Officers of the Company” of this Annual Report on Form 10-K, which identifies our executive officers and is incorporated herein by reference.

Item 11. Executive Compensation

Incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2018.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2018. Also, refer to Note 15 in the Notes to the Consolidated Financial Statements for additional information about our equity compensation plans.

Item 13. Certain Relationships and Related Transactions and Director Independence

Incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2018.

Item 14. Principal Accounting Fees and Services

Incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2018.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Financial Statements

The following financial statements are included in Part II, Item 8 of the Annual Report on Form 10-K:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2018 and 2017

•	Consolidated Statements of Operations for the Years Ended December 31, 2018, 2017 and 2016

•	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2018, 2017 and 2016

•	Consolidated Statements of Stockholders’ (Deficit) Equity for the Years Ended December 31, 2018, 2017 and 2016

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2018, 2017 and 2016

•	Notes to the Consolidated Financial Statements for the Years Ended December 31, 2018, 2017 and 2016

Financial Statement Schedules

The financial statement schedule included in this Annual Report on Form 10-K is Schedule II - Valuation and Qualifying Accounts and Reserves for the Years Ended December 31, 2018, 2017 and 2016 (see Schedule II immediately following the signature page of this Annual Report on Form 10-K).

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
February 19, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ TODD M. BLUEDORN	Chief Executive Officer and Chairman of the Board of Directors	February 19, 2019
Todd M. Bluedorn	(Principal Executive Officer)

/s/ JOSEPH W. REITMEIER	Executive Vice President and Chief Financial Officer	February 19, 2019
Joseph W. Reitmeier	(Principal Financial Officer)

/s/ CHRIS A. KOSEL	Vice President, Controller and Chief Accounting Officer	February 19, 2019
Chris A. Kosel	(Principal Accounting Officer)

/s/ TODD J. TESKE	Lead Director	February 19, 2019
Todd J. Teske

/s/ JANET K. COOPER	Director	February 19, 2019
Janet K. Cooper

/s/ JOHN E. MAJOR	Director	February 19, 2019
John E. Major

/s/ JOHN W. NORRIS, III	Director	February 19, 2019
John W. Norris, III

/s/ KAREN H. QUINTOS	Director	February 19, 2019
Karen. H. Quintos

/s/ KIM K.W. RUCKER	Director	February 19, 2019
Kim K.W. Rucker

/s/ MAX H. MITCHELL	Director	February 19, 2019
Max H. Mitchell

/s/ PAUL W. SCHMIDT	Director	February 19, 2019
Paul W. Schmidt

/s/ GREGORY T. SWIENTON	Director	February 19, 2019
Gregory T. Swienton

LENNOX INTERNATIONAL INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the Years Ended December 31, 2018, 2017 and 2016
(In millions)

	Balance at beginning of year	Additions charged to cost and expenses	Write-offs	Recoveries	Other	Balance at end of year
2016
Allowance for doubtful accounts	$6.3	$2.4	$(2.7)	$0.9	$(0.2)	$6.7
2017
Allowance for doubtful accounts	$6.7	$3.9	$(5.6)	$0.9	$—	$5.9
2018
Allowance for doubtful accounts	$5.9	$4.8	$(3.7)	$0.6	$(1.3)	$6.3

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

4.3
Form of Supplemental Indenture among LII, the guarantors party thereto and U.S. Bank National Association, as trustee (filed as Exhibit 4.11 to LII’s Post-Effective Amendment No. 1 to Registration Statement on S-3 (Registration No. 333-155796) filed on May 3, 2010, and incorporated herein by reference).

4.4
Sixth Supplemental Indenture, dated as of November 3, 2016, among LII, each other existing Guarantor under the Indenture, dated as of May 3, 2010, as subsequently supplemented, and US Bank National Association, as trustee (filed as Exhibit 4.2 to LII’s Current Report on Form 8-K filed on November 3, 2016, and incorporated by reference).

4.5
Seventh Supplemental Indenture, dated as of January 23, 2019, among LII Mexico Holdings Ltd., Lennox International Inc., each other existing Guarantor under the Indenture, dated as of May 3, 2010, as subsequently supplemented, and US Bank National Association, as trustee (filed herewith).

4.6	Form of 3.000% Notes due 2023 (filed as Exhibit A in Exhibit 4.2 to LII’s Current Report on Form 8-K filed on November 3, 2016, and incorporated by reference).
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

10.3
Second Amendment To Sixth Amended and Restated Credit Facility Agreement dated March 16, 2018, among Lennox International Inc., the lenders a party thereto, and J.P.Morgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.2 to LII’s Quarterly Report on Form 10-Q filed on April 23, 2018, and incorporated by reference).

10.4
Third Amendment (Incremental Amendment) to Sixth Amended and Restated Credit Facility Agreement dated as of January 22, 2019, among Lennox International Inc., a Delaware corporation, the lenders from time to time party thereto, and J.P.Morgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.1 to LII’s Current Report on Form 8-K filed on January 25, 2019, and incorporated by reference).

10.5
Form of Sixth Amended and Restated Subsidiary Guarantee Agreement for the Sixth Amended and Restated Credit Facility dated as of August 30, 2016 signed by Allied Air Enterprises LLC, Advanced Distributor Products LLC, Heatcraft Inc., Heatcraft Refrigeration Products LLC, Lennox Global Ltd., Lennox Industries Inc., LGL Australia (US) Inc., Lennox National Account Services LLC and LGL Europe Holding Co. (filed as Exhibit C in Exhibit 10.1 to LII's Current Report on Form 8-K filed on September 2, 2016 and incorporated herein by reference).

10.6
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

10.7
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

10.8
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

10.9
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

10.10
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

10.11
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

10.12
Amendment No. 7 to Amended and Restated Receivables Purchase Agreement among LPAC Corp., as the Seller, Lennox Industries Inc., as the Master Servicer, Victory Receivables Corporation, as Purchaser and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as Administrative Agent, a Liquidity Bank and a Purchaser Agent (filed as Exhibit 10.1 to LII’s Quarterly Report on Form 10-Q filed on April 23, 2018, and incorporated by reference).

10.13
Amendment No. 8 to Amended and Restated Receivables Purchase Agreement among LPAC Corp., as the Seller, Lennox Industries Inc., as the Master Servicer, Victory Receivables Corporation, as Purchaser and MUFG Bank, Ltd., as Administrative Agent, BTMU Liquidity Bank, Wells Fargo Bank, National Association, a Liquidity Bank and PNC Bank, N National Association, a Purchaser Agent (filed as Exhibit 10.1 to LII’s Quarterly Report on Form 10-Q filed on October 22, 2018, and incorporated by reference).

10.14
Amended and Restated Lease Agreement, dated as of March 22, 2013, by and between BTMU Capital Leasing & Finance, Inc., as lessor, and Lennox International Inc., as lessee (filed as Exhibit 10.1 to LII's Current Report on Form 8-K filed on March 25, 2013 and incorporated herein by reference).

10.15
Amended and Restated Participation Agreement, dated as of March 22, 2013, by and among Lennox International Inc., as lessee and BTMU Capital Leasing & Finance, Inc., as lessor (filed as Exhibit 10.2 to LII's Current Report on Form 8-K filed on March 25, 2013 and incorporated herein by reference).

10.16
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

10.17*	Lennox International Inc. 2010 Incentive Plan, as amended and restated (filed as Exhibit 10.1 to LII's Current Report on Form 8-K filed on May 19, 2010 and incorporated herein by reference).
10.18*	Form of Long-Term Incentive Award Agreement for U.S. Employees - Vice President and Above (for use under the 2010 Incentive Plan) (filed herewith).
10.19*	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors (for use under the 2010 Incentive Plan) (filed herewith).
10.20*	Short-Term Incentive Program for Lennox International Inc. and its Subsidiaries (filed herewith).
10.21*
Lennox International Inc. Profit Sharing Restoration Plan, as amended and restated as of January 1, 2009 (filed as Exhibit 10.3 to LII's Current Report on Form 8-K filed on December 17, 2008 and incorporated herein by reference).

10.22*
Lennox International Inc. Supplemental Retirement Plan, as amended and restated as of January 1, 2009 (filed as Exhibit 10.2 to LII's Current Report on Form 8-K filed on December 17, 2008 and incorporated herein by reference).

10.23*	Amendment Number One to the Lennox International Inc. Supplemental Retirement Plan, as amended and restated as of January 1, 2009, dated December 28, 2018 (filed herewith).
10.24*	Lennox International Inc. Supplemental Restoration Retirement Plan, effective as of January 1, 2019, dated December 28, 2018 (filed herewith).
10.25*
Form of Indemnification Agreement entered into between LII and certain executive officers and directors of LII (filed as Exhibit 10.15 to LII’s Registration Statement on Form S-1 (Registration No. 333-75725) filed on April 6, 1999 and incorporated herein by reference).

10.26*
Form of Employment Agreement entered into between LII and certain executive officers of LII (filed as Exhibit 10.30 to LII's Annual Report on Form 10-K filed on February 27, 2007 and incorporated herein by reference).

10.27*
Form of Amendment to Employment Agreement entered into between LII and certain executive officers of LII (filed as Exhibit 10.2 to LII's Current Report on Form 8-K filed on December 12, 2007 and incorporated herein by reference).

10.28*
Form of Change of Control Agreement entered into between LII and certain executive officers of LII (filed as Exhibit 10.1 to LII's Current Report on Form 8-K filed on July 17, 2012 and incorporated herein by reference).

10.29*
Form of Change of Control Employment Agreement entered into between LII and certain executive officers of LII (filed as Exhibit 10.1 to LII's Current Report on Form 8-K filed on December 17, 2008 and incorporated herein by reference).

10.30*
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