Form 10-Q
period 2019-03-31
LENNOX INTERNATIONAL INC
filed 2019-04-22
CIK 1069202

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
_________________________________________________
FORM 10-Q
 _________________________________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [ ]    No  [X]
As of April 12, 2019, the number of shares outstanding of the registrant’s common stock, par value $.01 per share, was 39,217,666.

LENNOX INTERNATIONAL INC.
FORM 10-Q
For the three months ended March 31, 2019

i

Part I - Financial Information
Item 1. Financial Statements
LENNOX INTERNATIONAL INC. AND SUBSIDIARIES Consolidated Balance Sheets

(Amounts in millions, except shares and par values)	As of March 31, 2019	As of December 31, 2018
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$31.7	$46.3
Accounts and notes receivable, net of allowances of $7.2 and $6.3 in 2019 and 2018, respectively	502.6	472.7
Inventories, net	600.1	509.8
Other assets	86.5	60.6
Total current assets	1,220.9	1,089.4
Property, plant and equipment, net of accumulated depreciation of $785.1 and $778.5 in 2019 and 2018, respectively	411.7	408.3
Right-of-use assets from operating leases	170.1	—
Goodwill	186.5	186.6
Deferred income taxes	48.5	67.0
Other assets, net	68.0	65.9
Total assets	$2,105.7	$1,817.2

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Current maturities of long-term debt	$237.6	$300.8
Current operating lease liabilities	48.1	—
Accounts payable	411.9	433.3
Accrued expenses	219.8	272.3
Income taxes payable	—	2.1
Total current liabilities	917.4	1,008.5
Long-term debt	1,059.0	740.5
Long-term operating lease liabilities	122.6	—
Pensions	82.3	82.8
Other liabilities	129.2	135.0
Total liabilities	2,310.5	1,966.8
Commitments and contingencies
Stockholders' deficit:
Preferred stock, $.01 par value, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 200,000,000 shares authorized, 87,170,197 shares issued	0.9	0.9
Additional paid-in capital	1,079.4	1,078.8
Retained earnings	1,898.7	1,855.0
Accumulated other comprehensive loss	(180.2)	(188.8)
Treasury stock, at cost, shares 47,609,360 and 47,312,248 shares for 2019 and 2018, respectively	(3,003.6)	(2,895.5)
Total stockholders' deficit	(204.8)	(149.6)
Total liabilities and stockholders' deficit	$2,105.7	$1,817.2
The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES Consolidated Statements of Operations (Unaudited)

(Amounts in millions, except per share data)	For the Three Months Ended March 31,
	2019	2018
Net sales	$790.3	$834.8
Cost of goods sold	588.7	611.6
Gross profit	201.6	223.2
Operating Expenses:
Selling, general and administrative expenses	145.8	155.2
Losses (gains) and other expenses, net	1.1	7.3
Restructuring charges	0.5	0.9
Loss on sale of business	8.5	—
Loss on assets held for sale	—	10.3
Insurance proceeds for lost profits	(39.5)	—
Gain from insurance recoveries, net of losses incurred	(6.9)	—
Income from equity method investments	(2.6)	(3.5)
Operating income	94.7	53.0
Interest expense, net	10.9	8.4
Other expense (income), net	0.8	0.6
Income from continuing operations before income taxes	83.0	44.0
Provision for income taxes	13.6	6.1
Income from continuing operations	69.4	37.9
Discontinued Operations:
Loss from discontinued operations before income taxes	(0.1)	—
Income tax benefit	—	—
Loss from discontinued operations	(0.1)	—
Net income	$69.3	$37.9

Earnings per share – Basic:
Income from continuing operations	$1.75	$0.91
Loss from discontinued operations	—	—
Net income	$1.75	$0.91
Earnings per share – Diluted:
Income from continuing operations	$1.73	$0.90
Loss from discontinued operations	—	—
Net income	$1.73	$0.90

Weighted Average Number of Shares Outstanding - Basic	39.7	41.5
Weighted Average Number of Shares Outstanding - Diluted	40.1	42.1

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES Consolidated Statements of Comprehensive Income (Unaudited)

(Amounts in millions)	For the Three Months Ended March 31,
	2019	2018
Net income	$69.3	$37.9
Other comprehensive income:
Foreign currency translation adjustments	0.5	7.9
Reclassification of foreign currency translation adjustments into earnings	2.1	—
Net change in pension and post-retirement liabilities	(2.3)	(2.3)
Reclassification of pension and post-retirement benefit losses into earnings	2.0	2.3
Change in available-for-sale marketable equity securities	—	(1.8)
Net change in fair value of cash flow hedges	6.2	(4.3)
Reclassification of cash flow hedge losses (gains) into earnings	2.4	(4.6)
Other comprehensive income (loss) before income taxes	10.9	(2.8)
Income tax expense	(2.3)	(21.1)
Other comprehensive income (loss), net of tax	8.6	(23.9)
Comprehensive income	$77.9	$14.0
The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
For the Three Months ended March 31, 2018 and 2019 (Unaudited)
(In millions, except per share data)

	Common Stock Issued	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock at Cost		Total Stockholders' (Deficit) Equity
					Shares	Amount
Balance as of December 31, 2017	$0.9	$1,061.5	$1,575.9	$(157.4)	45.4	$(2,430.8)	$50.1
Cumulative effect adjustment upon adoption of new accounting standards (ASU 2016-16), (ASU 2018-02), (ASU2016-1) and (ASC 606)	—	—	16.9	(24.5)	—	—	(7.6)
Net income	—	—	37.9	—	—	—	37.9
Dividends, $0.51 per share	—	—	(21.1)	—	—	—	(21.1)
Foreign currency translation adjustments	—	—	—	7.9	—	—	7.9
Pension and post-retirement liability changes, net of tax expense of $0.1	—	—	—	(0.2)	—	—	(0.2)
Stock-based compensation expense	—	4.8	—	—	—	—	4.8
Change in cash flow hedges, net of tax benefit of $1.7	—	—	—	(7.1)	—	—	(7.1)
Treasury shares reissued for common stock	—	(7.1)	—	—	(0.3)	7.9	0.8
Treasury stock purchases	—	(22.5)	—	—	0.8	(145.6)	(168.1)
Balance as of March 31, 2018	$0.9	$1,036.7	$1,609.6	$(181.3)	45.9	$(2,568.5)	$(102.6)

	Common Stock Issued	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock at Cost		Total Stockholders' (Deficit) Equity
					Shares	Amount
Balance as of December 31, 2018	$0.9	$1,078.8	$1,855.0	$(188.8)	47.3	$(2,895.5)	$(149.6)
Effect on adjustment upon adoption of new accounting standards (ASC 842)	—	—	(0.3)	—	—	—	(0.3)
Net income	—	—	69.3	—	—	—	69.3
Dividends, $0.64 per share	—	—	(25.3)	—	—	—	(25.3)
Foreign currency translation adjustments	—	—	—	2.6	—	—	2.6
Pension and post-retirement liability changes	—	—	—	(0.2)	—	—	(0.2)
Stock-based compensation expense	—	5.2	—	—	—	—	5.2
Change in cash flow hedges, net of tax expense of $2.3	—	—	—	6.2	—	—	6.2
Treasury shares reissued for common stock	—	(4.6)	—	—	(0.2)	5.4	0.8
Treasury stock purchases	—	—	—	—	0.5	(113.5)	(113.5)
Balance as of March 31, 2019	$0.9	$1,079.4	$1,898.7	$(180.2)	$47.6	$(3,003.6)	$(204.8)

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (Unaudited)

(Amounts in millions)	For the Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$69.3	$37.9
Adjustments to reconcile net income to net cash used in operating activities:
Loss on sale of business	8.5	—
Gain from insurance recoveries, net of losses incurred	(6.9)	—
Income from equity method investments	(2.6)	(3.5)
Loss on assets held for sale	—	10.3
Restructuring charges, net of cash paid	0.3	0.6
Provision for bad debts	1.6	1.9
Unrealized losses (gains) on derivative contracts	(0.6)	(0.1)
Stock-based compensation expense	5.2	4.8
Depreciation and amortization	18.2	16.6
Deferred income taxes	15.5	(2.1)
Pension expense	2.0	2.1
Pension contributions	(2.5)	(0.7)
Other items, net	0.2	0.1
Changes in assets and liabilities, net of effects of divestitures:
Accounts and notes receivable	(62.7)	(44.5)
Inventories	(120.9)	(124.3)
Other current assets	4.5	(0.7)
Accounts payable	(1.7)	77.5
Accrued expenses	(35.0)	(35.2)
Income taxes payable and receivable	(34.1)	(22.3)
Other	0.7	(1.9)
Net cash used in operating activities	(141.0)	(83.5)
Cash flows from investing activities:
Proceeds from the disposal of property, plant and equipment	0.3	0.1
Purchases of property, plant and equipment	(37.2)	(22.7)
Net proceeds from sale of business	43.6	—
Insurance recoveries received for property damage incurred from natural disaster	6.9	—
Net cash provided by (used in) investing activities	13.6	(22.6)
Cash flows from financing activities:
Short-term borrowings, net	—	(0.1)
Asset securitization payments	(43.5)	(51.0)
Long-term debt payments	(31.7)	(10.2)
Long-term debt borrowings	3.3	—
Borrowings from credit facility	844.5	790.0
Payments on credit facility	(525.5)	(444.1)
Proceeds from employee stock purchases	0.8	0.8
Repurchases of common stock	(100.0)	(150.0)
Repurchases of common stock to satisfy employee withholding tax obligations	(13.5)	(18.1)
Cash dividends paid	(25.5)	(21.3)
Net cash provided by financing activities	108.9	96.0
Decrease in cash and cash equivalents	(18.5)	(10.1)
Effect of exchange rates on cash and cash equivalents	3.9	(1.0)
Cash and cash equivalents, beginning of period	46.3	68.2
Cash and cash equivalents, end of period	$31.7	$57.1

Supplemental disclosures of cash flow information:
Interest paid	$8.4	$6.0
Income taxes paid (net of refunds)	$32.0	$32.7
Insurance recoveries received	$76.0	$—
The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. General:

References in this Quarterly Report on Form 10-Q to "we," "our," "us," "LII," or the "Company" refer to Lennox International Inc. and its subsidiaries, unless the context requires otherwise.

Basis of Presentation

The accompanying unaudited Consolidated Balance Sheet as of March 31, 2019, the accompanying unaudited Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018, the accompanying unaudited Consolidated Statements of Comprehensive Income for the three months ended March 31, 2019 and 2018, the accompanying unaudited Consolidated Statements of Stockholders' (Deficit) Equity for the three months ended March 31, 2019 and 2018, and the accompanying unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018 should be read in conjunction with our audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2018. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The accompanying consolidated financial statements contain all material adjustments, consisting principally of normal recurring adjustments, necessary for a fair presentation of our financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to applicable rules and regulations, although we believe that the disclosures herein are adequate to make the information presented not misleading. The operating results for the interim periods are not necessarily indicative of the results that may be expected for a full year.

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

Recently Adopted Accounting Guidance

In August 2018, the SEC issued Release No. 33-10532 that amends and clarifies certain financial reporting requirements. The principal change to our financial reporting is the inclusion of the annual disclosure requirement of changes in stockholders’ equity in Rule 3-04 of Regulation S-X to interim periods.

We also adopted other new accounting standards during the first quarter of 2019. The impact of these additional standards are discussed in their respective Notes to the Consolidated Financial Statements.

2. Revenue Recognition:

The following table disaggregates our revenue by business segment by geography which provides information as to the major source of revenue. See Note 16 for additional description of our reportable business segments and the products and services being sold in each segment.

	For the Three Months Ended March 31, 2019
Primary Geographic Markets	Residential Heating & Cooling	Commercial Heating & Cooling	Refrigeration	Consolidated
United States	$433.2	$157.3	$91.6	$682.1
Canada	32.4	15.9	0.7	49.0
International	—	0.1	59.1	59.2
Total	$465.6	173.3	151.4	790.3

	For the Three Months Ended March 31, 2018
Primary Geographic Markets	Residential Heating & Cooling	Commercial Heating & Cooling	Refrigeration	Consolidated
United States	$423.5	$162.3	$95.7	$681.5
Canada	30.2	16.7	0.9	47.8
International	—	0.1	105.4	105.5
Total	$453.7	179.1	202.0	834.8

Residential Heating & Cooling - We manufacture and market a broad range of furnaces, air conditioners, heat pumps, packaged heating and cooling systems, equipment and accessories to improve indoor air quality, comfort control products, replacement parts and supplies and related products for both the residential replacement and new construction markets in North America. These products are sold under various brand names and are sold either through direct sales to a network of independent installing dealers, including through our network of Lennox stores or to independent distributors. For the segment, for the three months ended March 31, 2019 and 2018, direct sales represent approximately $334.7 million and $339.5 million of revenues, and sales to independent distributors represent approximately $130.9 million and $114.2 million of revenues, respectively. Given the nature of our business, customer product orders are fulfilled at a point in time and not over a period of time.

Commercial Heating & Cooling - In North America, we manufacture and sell unitary heating and cooling equipment used in light commercial applications, such as low-rise office buildings, restaurants, retail centers, churches and schools. These products are distributed primarily through commercial contractors and directly to national account customers in the planned replacement, emergency replacement and new construction markets. Revenue for the products sold is recognized at a point in time when control transfers to the customer, which is generally at time of shipment. Lennox National Account Services provides installation, service and preventive maintenance for HVAC national account customers in the United States and Canada. Revenue related to service contracts is recognized as the services are performed under the contract based on the relative fair value of the services provided. For the segment, for the three months ended March 31, 2019 and 2018, equipment sales represent approximately $143.5 million and $151.5 million of revenues while $29.8 million and $27.6 million of our revenue is generated from our service business, respectively.

Refrigeration - We manufacture and market equipment for the global commercial refrigeration markets under the Heatcraft Worldwide Refrigeration name. Our products are used in the food retail, food service, cold storage as well as non-food refrigeration markets. We sell these products to distributors, installing contractors, engineering design firms, original equipment manufacturers and end-users. In Europe, we also manufacture and sell unitary heating and cooling products and applied systems. Revenue for the products sold is $148.9 million and $200.0 million for the three months ended March 31, 2019 and 2018 and and is recognized at a point in time when control transfers to the customer, which is generally at time of shipment. The remaining segment revenue relates to service revenues related to start-up and commissioning activities.

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

Contract Assets - We do not have material amounts of contract assets since revenue is recognized as control of goods is transferred or as services are performed. There are a small number of installation services that may occur over a period of time, but that period of time is generally very short in duration and right of payment does not exist until the installation is completed. Any contract assets that may arise are recorded in Other assets, net in our Consolidated Balance Sheet.

Contract Liabilities - Our contract liabilities consist of advance payments and deferred revenue. Our contract liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. We classify advance payments and deferred revenue as current or noncurrent based on the timing of when we expect to recognize revenue. Generally all contract liabilities are expected to be recognized within one year and are included in Accrued expenses in our Consolidated Balance Sheet. The noncurrent portion of deferred revenue is included in Other liabilities in our Consolidated Balance Sheet.

Net contract assets (liabilities) consisted of the following:

	March 31, 2019	December 31, 2018	$ Change	% Change
Contract assets	—	$2.5	$(2.5)	(100.0)%
Contract liabilities - current	(5.4)	(13.0)	7.6	(58.5)%
Contract liabilities - noncurrent	(5.7)	(5.9)	0.2	(3.4)%
Total	$(11.1)	$(16.4)	$5.3

For the three months ended March 31, 2019 and 2018, we recognized revenue of $1.1 million and $1.6 million related to our contract liabilities at January 1, 2019 and 2018, respectively. Impairment losses recognized in our receivables and contract assets were de minimis in the first quarter of 2019 and 2018.

3. Inventories:

The components of inventories are as follows (in millions):

	As of March 31, 2019	As of December 31, 2018
Finished goods	$429.2	$330.5
Work in process	5.4	10.0
Raw materials and parts	225.3	229.1
Subtotal	659.9	569.6
Excess of current cost over last-in, first-out cost	(59.8)	(59.8)
Total inventories, net	$600.1	$509.8

4. Goodwill:
The changes in the carrying amount of goodwill for the first three months of 2019, in total and by segment, are summarized in the table below (in millions):

	Balance at December 31, 2018	Goodwill Reallocation (1)	Changes in foreign currency translation rates	Balance at March 31, 2019
Residential Heating & Cooling	$26.1	$—	$—	$26.1
Commercial Heating & Cooling	61.4	(0.3)	—	61.1
Refrigeration	99.1	0.3	(0.1)	99.3
Total Goodwill	$186.6	$—	$(0.1)	$186.5

(1) In 2019, we reorganized our external financial reporting structure by moving our European Commercial HVAC business from our Commercial segment to our Refrigeration segment as we will manage both our commercial HVAC and refrigeration operations in Europe together. See Note 16 for additional information.

We perform our annual goodwill impairment test in the fourth quarter of each year. We continue to monitor our reporting units for indicators of impairment throughout the year to determine if a change in facts or circumstances warrants a re-evaluation of our goodwill.

5. Derivatives:

Objectives and Strategies for Using Derivative Instruments

Commodity Price Risk - We utilize a cash flow hedging program to mitigate our exposure to volatility in the prices of metal commodities used in our production processes. Our hedging program includes the use of futures contracts to lock in prices, and as a result, we are subject to derivative losses should the metal commodity prices decrease and gains should the prices increase. We utilize a dollar cost averaging strategy so that a higher percentage of commodity price exposures are hedged near-term and lower percentages are hedged at future dates. This strategy allows for protection against near-term price volatility while allowing us to adjust to market price movements over time.

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

Cash Flow Hedges

We have foreign exchange forward contracts and commodity futures contracts designated as cash flow hedges that are scheduled to mature through January 2020 and August 2020, respectively. Unrealized gains or losses from our cash flow hedges are included in Accumulated other comprehensive loss (“AOCL”) and are expected to be reclassified into earnings within the next 18 months based on the prices of the commodities and foreign currencies at the settlement dates. We recorded the following amounts in AOCL related to our cash flow hedges (in millions):

	As of March 31, 2019	As of December 31, 2018
Unrealized losses on unsettled contracts	$—	$8.4
Income tax benefit	—	(2.2)
Losses (gains) included in AOCL, net of tax (1)	$—	$6.2

(1) Assuming commodity and foreign currency prices remain constant, we expect to reclassify $1.2 million of derivative losses into earnings within the next 12 months.

6. Income Taxes:

As of March 31, 2019, we had no unrecognized tax benefits.

We are currently under examination for our U.S. federal income taxes under the Internal Revenue Service's Compliance Assurance Program for 2018 and are subject to examination by numerous other taxing authorities in the U.S. and in foreign jurisdictions. We are generally no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by taxing authorities for years prior to 2011.

Since January 1, 2019, several states have enacted legislation effective for tax years beginning on or after January 1, 2019, including changes to tax rates and apportionment methods. The impact of these changes is immaterial.

7. Commitments and Contingencies:

Leases

On February 25, 2016, the FASB issued ASU No. 2016-02, Leases (ASC 842). We adopted ASC 842 on January 1, 2019, using the effective date method, with the cumulative-effect adjustment to the opening balance sheet of retained earnings as of the effective date. The financial results reported in periods prior to January 1, 2019 are unchanged. Upon adoption, we recognized almost all of our leases greater than one year in duration on the balance sheet as right-of-use assets and lease liabilities. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification is based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. We have made certain assumptions in judgments when applying ASC 842. Those judgments of most significance are as follows:

•	We elected the package of practical expedients available for transition which allow us to not reassess:

◦	Whether expired or existing contracts contain leases under the new definition of a lease;

◦	Lease classification for expired or existing leases; and

◦	Whether previously capitalized initial direct costs would qualify for capitalization under ASC 842.

•	We did not elect to use hindsight for transition when considering judgments and estimates such as assessments of lessee options to extend or terminate a lease or purchase the underlying asset.

•	We did not elect to reassess whether land easements meet the definition of a lease if they were not accounted for as leases under the former rules.

•	For all asset classes, we elected to not recognize a right-of-use asset and lease liability for leases with a term of 12 months or less.

•
For all asset classes, we elected to not separate non-lease components from lease components to which they relate and have accounted for the combined lease and non-lease components as a single lease component.

We determine if an arrangement is a lease at inception. Operating leases are included in our Consolidated Balance Sheet as Right-of-use assets from operating leases, Current operating lease liabilities and Long-term operating lease liabilities. Finance leases are included in Property, plant and equipment, Current maturities of long-term debt and Long-term debt in our Consolidated Balance Sheet. Many of our lease agreements contain renewal options; however, we do not recognize right-of-use assets or lease liabilities for renewal periods unless it is determined that we are reasonably certain of renewing the lease at inception or when a triggering event occurs. Some of our lease agreements contain rent escalation clauses (including index-based escalations), rent holidays, capital improvement funding or other lease concessions. We recognize our minimum rental expense on a straight-line basis based on the fixed components of a lease arrangement. We amortize this expense over the term of the lease beginning with the date of initial possession, which is the date we enter the leased space and begin to make improvements in preparation for its intended use. Variable lease components represent amounts that are not fixed in nature and are not tied to an index or rate, and are recognized as incurred.

Under certain of our third-party service agreements, we control a specific space or underlying asset used in providing the service by the third-party service provider. These arrangements meet the definition under ASC 842 and therefore are accounted for under ASC 842.

In determining our right-of-use assets and lease liabilities, we apply a discount rate to the minimum lease payments within each lease agreement. ASC 842 requires us to use the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. When we cannot readily determine the discount rate implicit in the lease agreement, we utilize our incremental borrowing rate. To estimate our specific incremental borrowing rates over various tenors (ranging from 1-year through 30-years), a comparable market yield curve consistent with our credit quality was calibrated to our publicly outstanding debt instruments.

We lease certain real and personal property under non-cancelable operating leases. Approximately 80% of our right-of-use assets and lease liabilities relate to our leases of real estate with the remaining amounts relating to our leases of IT equipment, fleet vehicles and manufacturing and distribution equipment.

The components of lease expense were as follows (in millions):

For the Three Months Ended March 31, 2019
Finance lease cost:
Amortization of right-of-use assets	$1.5
Interest on lease liabilities	0.2
Operating lease cost	14.8
Short-term lease cost	1.1
Variable lease cost	4.5
Total lease cost	$22.1

Other information
Cash paid for amounts included in the measurement lease liabilities:
Operating cash flows from finance leases	$1.0
Operating cash flows from operating leases	$12.7
Financing cash flows from finance leases	$1.6
Right-of-use assets obtained in exchange for new finance lease liabilities	$3.2
Right-of-use assets obtained in exchange for new operating lease liabilities	$16.6

As of March 31, 2019
Finance lease right-of-use assets	22.7
Operating lease right-of-use assets	170.1
Finance lease liability, current	6.3
Finance lease liability, non-current	22.3
Operating lease liability, current	48.1
Operating lease liability, non-current	122.6
Weighted-average remaining lease term - finance leases	5.46 years
Weighted-average remaining lease term - operating leases	4.37 years
Weighted-average discount rate - finance leases	2.23%
Weighted-average discount rate – operating leases	4.05%

Future annual minimum lease payments and capital lease commitments as of March 31, 2019 were as follows (in millions):

	Operating Leases	Finance Leases
2019 (excluding the three months ended March 31, 2019)	$41.5	$5.5
2020	48.4	6.3
2021	35.7	4.5
2022	24.5	2.7
2023	18.7	1.3
2024 and thereafter	18.6	12.9
Total minimum lease payments	$187.4	$33.2
Less imputed interest	(16.7)	(4.6)
Lease liability	$170.7	$28.6

The Company adopted ASU 2016-02 on January 1, 2019 as noted above, and as required, the following disclosure is provided for periods prior to adoption. Future annual minimum lease payments and capital lease commitments as of December 31, 2018 were as follows (in millions):

	Operating Leases	Capital Leases
2019	$47.4	$6.6
2020	38.4	5.4
2021	27.2	3.8
2022	17.9	2.1
2023	12.7	0.9
Thereafter	16.1	12.8
Total minimum lease payments	$159.7	$31.6
Less amount representing interest		2.1
Present value of minimum payments		$29.5

On March 1, 2019, we entered into an agreement with a financial institution to renew the lease of our corporate headquarters in Richardson, Texas for a term of five years through March 1, 2024. The leased property consists of an office building of approximately 192,000 square feet, land and related improvements. During the lease term, we are obligated to pay base rent in quarterly installments, payable in arrears. At the end of the lease term, we must do one of the following: (i) purchase the property for $41.2 million; (ii) vacate the property and return it in good condition; (iii) arrange for the sale of the leased property to a third party; or (iv) renew the lease under mutually agreeable terms. If we elect to sell the property to a third party and the sales proceeds are less than the lease balance of $41.2 million, we must pay any such deficit to the financial institution. Any such deficit payment cannot exceed 87% of the lease balance. The headquarters lease is classified as an operating lease and its future annual minimum lease payments are included in the table above.

Our obligations under the headquarters lease are secured by a pledge of our interest in the leased property. The lease contains customary lease covenants and events of default as well as events of default if (i) indebtedness of $75 million or more is not paid when due, (ii) there is a change of control or (iii) we fail to comply with certain covenants incorporated from our existing credit facility agreement. We believe we were in compliance with these financial covenants as of March 31, 2019.

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

Liabilities for estimated product warranty costs related to continuing operations are included in the following captions on the accompanying Consolidated Balance Sheets (in millions):

	As of March 31, 2019	As of December 31, 2018
Accrued expenses	$37.4	$37.9
Other liabilities	76.4	73.7
Total warranty liability	$113.8	$111.6

The changes in product warranty liabilities related to continuing operations for the three months ended March 31, 2019 were as follows (in millions):

Total warranty liability as of December 31, 2018	$111.6
Warranty claims paid	(5.9)
Changes resulting from issuance of new warranties	8.7
Warranty liability from divestitures	(0.6)
Total warranty liability as of March 31, 2019	$113.8

We have incurred, and will likely continue to incur, product costs not covered by insurance or our suppliers’ warranties, which are not included in the tables immediately above. Also, to satisfy our customers and protect our brands, we have repaired or replaced installed products experiencing quality-related issues, and will likely continue such repairs and replacements. Liabilities for such quality related issues are not material.

Litigation

We are involved in a number of claims and lawsuits incident to the operation of our businesses. Insurance coverages are maintained and estimated costs are recorded for such claims and lawsuits, including costs to settle claims and lawsuits, based on experience involving similar matters and specific facts known.

Some of these claims and lawsuits allege personal injury or health problems resulting from exposure to asbestos that was integrated into certain of our products. We have never manufactured asbestos and have not incorporated asbestos-containing components into our products for several decades. A substantial majority of these asbestos-related claims have been covered by insurance or other forms of indemnity or have been dismissed without payment. The remainder of our closed cases have been resolved for amounts that are not material, individually or in the aggregate. Our defense costs for asbestos-related claims are generally covered by insurance; however, our insurance coverage for settlements and judgments for asbestos-related claims varies depending on several factors and are subject to policy limits, so we may have greater financial exposure for future settlements and judgments. For the three months ended March 31, 2019 and 2018, expense for asbestos-related litigation was $1.4 million and $2.1 million, respectively, net of probable insurance recoveries, for known and future asbestos-related litigation and is recorded in Losses (gains) and other expenses, net in the Consolidated Statements of Operations.

It is management's opinion that none of these claims or lawsuits or any threatened litigation will have a material adverse effect on our financial condition, results of operations or cash flows. Claims and lawsuits, however, involve uncertainties and it is possible that their eventual outcome could adversely affect our results of operations for a particular period.

Marshalltown Tornado and Recovery

On July 19, 2018, our manufacturing facility in Marshalltown, Iowa was severely damaged by a tornado. We have insurance for the repair or replacement of our assets that suffered damage or loss, and we are working closely with our insurance carriers and claims adjusters to ascertain the amount of insurance recoveries due to us as a result of the damage and loss we suffered. Our insurance policies also provide business interruption coverage, including lost profits, and reimbursement for other expenses and costs that have been incurred relating to the damages and losses suffered. These costs and insurance recoveries are shown in Gain from insurance recoveries, net of losses incurred and Insurance proceeds for lost profits in the Consolidated Statements of Operations.

The following table summarizes the Gain from insurance recoveries, net of losses incurred:

(Amounts in millions)	For the Three months Ended March 31, 2019
Insurance recoveries received	$76.0
Less losses and expenses incurred:
Site clean-up and remediation	17.1
Factory inefficiencies due to lower productivity	4.0
Other	8.5
Total losses and expenses	$29.6
Total gain from insurance recoveries	$46.4
Presentation in the Consolidated Statements of Operations:
Gain from insurance recoveries, net of losses incurred	$(6.9)
Insurance proceeds for lost profits	$(39.5)

8. Lines of Credit and Financing Arrangements:

The following table summarizes our outstanding debt obligations and their classification in the accompanying Consolidated Balance Sheets (in millions):

	As of March 31, 2019	As of December 31, 2018
Current maturities of long-term debt:
Asset Securitization Program	$224.5	$268.0
Finance lease obligations	$6.3	$3.5
Domestic credit facility	7.5	30.0
Debt issuance costs	(0.7)	(0.7)
Total current maturities of long-term debt	$237.6	$300.8
Long-Term Debt:
Finance lease obligations	22.3	15.7
Domestic credit facility	689.5	378.0
Senior unsecured notes	350.0	350.0
Debt issuance costs	(2.8)	(3.2)
Total long-term debt	$1,059.0	$740.5
Total debt	$1,296.6	$1,041.3

Short-Term Debt

Foreign Obligations

Through several of our foreign subsidiaries, we have facilities available to assist in financing seasonal borrowing needs for our foreign locations. We had no outstanding foreign obligations as of March 31, 2019 or December 31, 2018. There were no proceeds or repayments on these facilities for the three months ended March 31, 2019. Proceeds and repayments on these facilities were $0.3 million and $0.4 million, respectively, for the three months ended March 31, 2018.

Asset Securitization Program

Under the Asset Securitization Program (“ASP”), we are eligible to sell beneficial interests in a portion of our trade accounts receivable to a financial institution for cash. The ASP contains a provision whereby we retain the right to repurchase all of the outstanding beneficial interests transferred. As a result of the repurchase right, the transfer of the receivables under the ASP is not accounted for as a sale. Accordingly, the cash received from the transfer of the beneficial interests in our trade accounts receivable is reflected as secured borrowings in the accompanying Consolidated Balance Sheets and proceeds received are included in Cash flows from financing activities in the accompanying Consolidated Statements of Cash Flows. Our continued involvement with the transferred assets includes servicing, collection and administration of the transferred beneficial interests. The accounts receivable securitized under the ASP are high-quality domestic customer accounts that have not aged significantly. The receivables represented by the retained interest that we service are exposed to the risk of loss for any uncollectible amounts in the pool of receivables transferred under the ASP. The ASP will expire in November 2019 and we intend to renew the ASP prior to its expiration.

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

	As of March 31, 2019	As of December 31, 2018
Eligible amount available under the ASP on qualified accounts receivable	$225.0	$290.0
Less: Beneficial interest transferred	(224.5)	(268.0)
Remaining amount available	$0.5	$22.0

We pay certain discount fees to use the ASP and to have the facility available to us. These fees relate to both the used and unused portions of the securitization. The used fee is based on the beneficial interest sold and calculated on either the average LIBOR rate or floating commercial paper rate determined by the purchaser of the beneficial interest, plus a program fee of 0.70%. The average rates as of March 31, 2019 and December 31, 2018 were 3.26% and 3.27%, respectively. The unused fee is based on 101% of the maximum available amount less the beneficial interest transferred and is calculated at a 0.35% fixed rate throughout the term of the agreement. We recorded these fees in Interest expense, net in the accompanying Consolidated Statements of Operations.

The ASP contains certain restrictive covenants relating to the quality of our accounts receivable and cross-default provisions with our Sixth Amended and Restated Credit Facility Agreement ("Domestic Credit Facility"), senior unsecured notes and any other indebtedness we may have over $75.0 million. The administrative agent under the ASP is also a participant in our Domestic Credit Facility. The participating financial institutions have investment grade credit ratings. As of March 31, 2019, we believe we were in compliance with all covenant requirements.

Long-Term Debt

Domestic Credit Facility

On January 22, 2019, we amended our credit facility with the Domestic Credit Facility to provide for a $350.0 million increase in revolving commitments. The Domestic Credit Facility currently consists of a $1,000.0 million unsecured revolving credit facility and a $190.0 million unsecured term loan that matures in August 2021 (the "Maturity Date"). Under our Domestic Credit Facility, we had outstanding borrowings of $697.0 million, of which $160.0 million was the term loan balance, as well as $2.5 million committed to standby letters of credit as of March 31, 2019. Subject to covenant limitations, $460.5 million was available for future borrowings. The unsecured term loan also matures on the Maturity Date and requires quarterly principal repayments of $7.5 million. The revolving credit facility includes a subfacility for swingline loans of up to $65.0 million.

Our weighted average borrowing rate on the facility was as follows:

	As of March 31, 2019	As of December 31, 2018
Weighted average borrowing rate	3.68%	3.74%

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

If any event of default occurs and is continuing, lenders with a majority of the aggregate commitments may require the administrative agent to terminate our right to borrow under our Domestic Credit Facility and accelerate amounts due under our Domestic Credit Facility (except for a bankruptcy event of default, in which case such amounts will automatically become due and payable and the lenders’ commitments will automatically terminate). As of March 31, 2019, we believe we were in compliance with all covenant requirements.

Senior Unsecured Notes

We issued $350.0 million of senior unsecured notes in November 2016 (the "Notes") which will mature on November 15, 2023 with interest being paid on May 15 and November 15 at 3.00% per annum semiannually. The Notes are guaranteed, on a senior unsecured basis, by each of our domestic subsidiaries that guarantee indebtedness under our Domestic Credit Facility. The indenture governing the Notes contains covenants that, among other things, limit our ability and the ability of the subsidiary guarantors to: create or incur certain liens; enter into certain sale and leaseback transactions; and enter into certain mergers, consolidations and transfers of substantially all of our assets. The indenture also contains a cross default provision which is triggered if we default on other debt of at least $75.0 million in principal which is then accelerated, and such acceleration is not rescinded within 30 days of the notice date. As of March 31, 2019, we believe we were in compliance with all covenant requirements.

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
The components of net periodic benefit cost were as follows (in millions):

	For the Three Months Ended March 31,
	2019	2018
	Pension Benefits
Service cost	$1.2	$1.4
Interest cost	3.5	3.1
Expected return on plan assets	(4.7)	(4.7)
Recognized actuarial loss	2.0	2.3
Net periodic benefit cost	$2.0	$2.1

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

	For the Three Months Ended March 31,
	2019	2018
Stock-based compensation expense (1)	$5.2	$4.8
(1) All expense was recorded in our Corporate and Other business segment.

11. Stock Repurchases:

Our Board of Directors has authorized a total of $2.5 billion to repurchase shares of our common stock (collectively referred to as the "Share Repurchase Plans"), including a $500 million share repurchase authorization in March 2018. Under this program, we may repurchase shares from time to time in open market transactions and in privately negotiated transactions based on business, market, applicable legal requirements and other considerations. The repurchase program does not require the repurchase of a specific number of shares and may be terminated at any time. As of March 31, 2019, $346 million of shares may be repurchased under the Share Repurchase Plans.

We repurchased 0.4 million shares for $100.0 million from open market transactions during the first quarter of 2019.

We also repurchased 0.1 million shares for $13.5 million during the three months ended March 31, 2019 from employees who surrendered shares to satisfy minimum tax withholding obligations upon the exercise of long-term incentive awards.

12. Comprehensive Income (Loss):

The following table provides information on items not reclassified in their entirety from AOCL to Net income in the accompanying Consolidated Statements of Operations (in millions):

	For the Three Months Ended March 31,		Affected Line Item(s) in the Consolidated Statements of Operations
	2019	2018
Gains/(Losses) on cash flow hedges:
Commodity futures contracts/foreign exchange forward contracts	$(2.4)	$4.6	Cost of goods sold
Income tax benefit (expense)	0.6	(1.1)	Provision for income taxes
Net of tax	$(1.8)	$3.5

Defined Benefit Plan items:
Pension and post-retirement benefit costs	$(2.0)	$(2.3)	Cost of goods sold; Selling, general and administrative expenses
Income tax benefit	0.5	0.6	Provision for income taxes
Net of tax	$(1.5)	$(1.7)

Foreign Currency Translation Adjustments:
Foreign currency adjustments upon sale of business	$(2.1)	$—	Loss (gain), net on sale of businesses and related property
Net of tax	$(2.1)	$—

Total reclassifications from AOCL	$(5.4)	$1.8

The following table provides information on changes in AOCL, by component (net of tax), for the three months ended March 31, 2019 (in millions):

	Gains (Losses) on Cash Flow Hedges	Defined Benefit Pension Plan Items	Foreign Currency Translation Adjustments	Total AOCL
Balance as of December 31, 2018	$(6.2)	$(154.5)	$(28.1)	$(188.8)
Other comprehensive income (loss) before reclassifications	4.4	(1.7)	0.5	3.2
Amounts reclassified from AOCL	1.8	1.5	2.1	5.4
Net other comprehensive (loss) income	6.2	(0.2)	2.6	8.6
Balance as of March 31, 2019	$—	$(154.7)	$(25.5)	$(180.2)

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

Restructuring Activities in 2019

Information regarding the restructuring charges for all ongoing activities is presented in the following table (in millions):

	Charges Incurred in 2019	Charges Incurred to Date	Total Charges Expected to be Incurred
Severance and related expense	$0.6	$13.6	$14.0
Asset write-offs and accelerated depreciation	—	3.2	3.2
Lease termination	(0.1)	0.8	0.8
Other	—	4.7	4.7
Total restructuring charges	$0.5	$22.3	$22.7

While restructuring charges are excluded from our calculation of segment profit (loss), the table below presents the restructuring charges associated with each segment (in millions):

	Charges Incurred in 2019	Charges Incurred to Date	Total Charges Expected to be Incurred
Residential Heating & Cooling	$—	$2.0	$2.0
Commercial Heating & Cooling	(0.1)	2.5	2.5
Refrigeration	0.6	15.5	15.9
Corporate & Other	—	2.3	2.3
Total restructuring charges	$0.5	$22.3	$22.7

14. Divestitures:

2019 Divestiture:

During the first quarter of 2019, we obtained Board of Directors' approval and signed an agreement with EPTA S.p.A., a private Italian company, for the sale of our Kysor Warren business. The sale was completed on March 29, 2019. The following table summarizes the net loss recognized in connection with this divestiture:

(Amounts in millions)	For the Three Months Ended March 31, 2019
Cash received from the buyer	$49.0
Net assets sold	(50.0)
AOCI reclassification adjustments, primarily foreign currency translation	(2.1)
Direct costs to sell	(5.4)
Loss on sale of business	$(8.5)

2018 Divestitures:

Australia, New Zealand and Asia Divestiture

During the first quarter of 2018, we obtained Board of Directors' approval and signed an agreement with Beijer Ref AB, a Stockholm Stock Exchange-listed company, for the sale of our Australia, New Zealand and Asia business, except for the Milperra property that was sold during the second quarter of 2018. We completed the sale to Beijer Ref AB in the second quarter of 2018 with the final post-completion adjustment being recorded in the third quarter of 2018. The following table summarizes the net loss recognized in connection with this divestiture:

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

South America Divestiture

During the second quarter of 2018, we obtained Board of Directors' approval and signed an agreement with Elgin SA, a private Brazilian company, for the sale of our South America business. The sale was subject to Brazilian antitrust approval. We obtained antitrust approval and completed the sale to Elgin SA in the third quarter of 2018. The following table summarizes the net loss recognized in connection with this divestiture:

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

The total Loss (gain), net on sale of businesses and related property in our Consolidated Statements of Operations for year ended December 31, 2018 of $27.0 million is comprised of the $13.3 million loss on the sale of our Australia, New Zealand and Asia business, the $23.8 million gain on the sale of our Milperra property, and the $37.5 million loss on the sale of our Brazil business.

15. Earnings Per Share:

Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net income by the sum of the weighted-average number of shares and the number of equivalent shares assumed outstanding, if dilutive, under our stock-based compensation plans.

The computations of basic and diluted earnings per share for Income from continuing operations were as follows (in millions, except per share data):

	For the Three Months Ended March 31,
	2019	2018
Net income	$69.3	$37.9
Add: Loss from discontinued operations	0.1	—
Income from continuing operations	$69.4	$37.9

Weighted-average shares outstanding – basic	39.7	41.5
Add: Potential effect of dilutive securities attributable to stock-based payments	0.4	0.6
Weighted-average shares outstanding – diluted	40.1	42.1

Earnings per share – Basic:
Income from continuing operations	$1.75	$0.91
Loss from discontinued operations	—	—
Net income	$1.75	$0.91

Earnings per share – Diluted:
Income from continuing operations	$1.73	$0.90
Loss from discontinued operations	—	—
Net income	$1.73	$0.90

The following stock appreciation rights and restricted stock units were outstanding but not included in the diluted earnings per share calculation because the assumed exercise of such rights would have been anti-dilutive (in millions, except for per share data):

	For the Three Months Ended March 31,
	2019	2018
Weighted-average number of shares	0.1	0.2
Price per share	$214.63	$205.53

16. Reportable Business Segments:

We operate in three reportable business segments of the heating, ventilation, air conditioning and refrigeration (“HVACR”) industry. Our segments are organized primarily by the nature of the products and services we provide. The following table describes each segment:

Segment	Product or Services	Markets Served	Geographic Areas
Residential Heating & Cooling	Furnaces, air conditioners, heat pumps, packaged heating and cooling systems, indoor air quality equipment, comfort control products, replacement parts	Residential Replacement; Residential New Construction	United States Canada
Commercial Heating & Cooling	Unitary heating and air conditioning equipment, applied systems, controls, installation and service of commercial heating and cooling equipment	Light Commercial	United States Canada Central America South America
Refrigeration	Condensing units, unit coolers, fluid coolers, air cooled condensers, air handlers, process chillers, controls, compressorized racks, supermarket display cases and systems	Light Commercial; Food Preservation; Non-Food/Industrial	United States Canada Europe(1) Asia Pacific(2) South America(2) Central America

(1)Effective January 1, 2019, we realigned our segment structure. We shifted financial reporting of the European Commercial HVAC business from our Commercial Heating & Cooling segment to our Refrigeration segment as we manage both our commercial HVAC and refrigeration operations in Europe together. We have revised our historical segment results to present them on a comparable basis.

(2)Our businesses in the Asia Pacific and South America area were sold in the second and third quarters of 2018, respectively. Refer to Note 14 for details regarding the divestiture of these businesses.

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

Segment Data

Net sales and segment profit (loss) for each segment, along with a reconciliation of segment profit (loss) to Operating income, are shown below (in millions):

	For the Three Months Ended March 31,
	2019	2018
Net sales
Residential Heating & Cooling	$465.6	$453.7
Commercial Heating & Cooling	173.3	179.1
Refrigeration	151.4	202.0
	$790.3	$834.8

Segment profit (loss) (1)
Residential Heating & Cooling	$86.7	$51.3
Commercial Heating & Cooling	15.1	22.0
Refrigeration	8.4	8.7
Corporate and other	(12.1)	(11.2)
Total segment profit	98.1	70.8
Reconciliation to Operating income:
Special inventory write down	—	0.1
Loss on sale of business	8.5	—
Loss on assets held for sale	—	10.3
Gain from insurance recoveries, net of losses incurred	(6.9)	—
Items in losses (gains) and other expenses, net that are excluded from segment profit (loss) (1)	1.3	6.5
Restructuring charges	0.5	0.9
Operating income	$94.7	$53.0
(1) We define segment profit (loss) as a segment's operating income included in the accompanying Consolidated Statements of Operations, excluding:

•	The following items in Losses (gains) and other expenses, net:

◦	Net change in unrealized losses (gains) on unsettled futures contracts,

◦	Special legal contingency charges,

◦	Asbestos-related litigation,

◦	Environmental liabilities,

◦	Divestiture costs,

◦	Other items, net,

•	Special inventory write down,

•	Loss on sale of business,

•	Loss on assets held for sale,

•	Gain from insurance recoveries, net of losses incurred; and,

•	Restructuring charges.

Total Assets by Segment

	As of March 31, 2019	As of December 31, 2018
Total Assets:
Residential Heating & Cooling	$1,108.1	$837.4
Commercial Heating & Cooling	371.0	349.5
Refrigeration	386.2	462.9
Corporate and other	240.4	167.4
Total assets	$2,105.7	$1,817.2

The assets in the Corporate and other segment primarily consist of cash, short-term investments, property, plant and equipment and deferred tax assets. Assets recorded in the operating segments represent those assets directly associated with those segments.

17. Fair Value Measurements:

Fair Value Hierarchy

The methodologies used to determine the fair value of our financial assets and liabilities at March 31, 2019 were the same as those used at December 31, 2018.

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

	As of March 31, 2019	As of December 31, 2018
Senior unsecured notes	$314.1	$302.9

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

The condensed consolidating financial statements reflect our investments in our subsidiaries using the equity method of accounting. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. Our condensed consolidating financial statements and our Guarantor Subsidiaries and Non-Guarantor Subsidiaries as of March 31, 2019 and December 31, 2018, and for the three months ended March 31, 2019 and 2018 are shown on the following pages.

Lennox International Inc. and Subsidiaries
Condensed Consolidating Balance Sheets
As of March 31, 2019

(Amounts in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$2.0	$13.0	$16.7	$—	$31.7
Accounts and notes receivable, net	—	64.2	438.4	—	502.6
Inventories, net	—	497.5	104.5	(1.9)	600.1
Other assets	4.5	63.2	52.2	(33.4)	86.5
Total current assets	6.5	637.9	611.8	(35.3)	1,220.9
Property, plant and equipment, net	—	295.3	116.4	—	411.7
Right-of-use assets from operating leases	—	146.2	23.9	—	170.1
Goodwill	—	166.1	20.4	—	186.5
Investment in subsidiaries	1,367.2	454.9	50.2	(1,872.3)	—
Deferred income taxes	(12.5)	50.7	22.5	(12.2)	48.5
Other assets, net	1.7	49.8	2.3	14.2	68.0
Intercompany (payables) receivables, net	(497.9)	438.2	179.6	(119.9)	—
Total assets	$865.0	$2,239.1	$1,027.1	$(2,025.5)	$2,105.7
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Current maturities of long-term debt	6.9	5.6	225.1	—	237.6
Current operating lease liabilities	—	41.7	6.4	—	48.1
Accounts payable	25.6	276.6	109.7	—	411.9
Accrued expenses	7.5	175.0	37.3	—	219.8
Income taxes (receivable) payable	(7.2)	19.8	38.0	(50.6)	—
Total current liabilities	32.8	518.7	416.5	(50.6)	917.4
Long-term debt	1,036.7	21.7	0.6	—	1,059.0
Long-term operating lease liabilities	—	105.0	17.6	—	122.6
Pensions	—	76.5	5.8	—	82.3
Other liabilities	0.3	122.0	6.9	—	129.2
Total liabilities	1,069.8	843.9	447.4	(50.6)	2,310.5
Commitments and contingencies
Total stockholders' (deficit) equity	(204.8)	1,395.2	579.7	(1,974.9)	(204.8)
Total liabilities and stockholders' (deficit) equity	$865.0	$2,239.1	$1,027.1	$(2,025.5)	$2,105.7

Lennox International Inc. and Subsidiaries
Condensed Consolidating Balance Sheets
As of December 31, 2018

(Amounts in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$1.8	$15.4	$29.1	$—	$46.3
Accounts and notes receivable, net	—	44.3	428.4	—	472.7
Inventories, net	—	411.4	103.9	(5.5)	509.8
Other assets	3.3	36.2	54.7	(33.6)	60.6
Total current assets	5.1	507.3	616.1	(39.1)	1,089.4
Property, plant and equipment, net	—	293.3	118.6	(3.6)	408.3
Goodwill	—	166.1	20.5	—	186.6
Investment in subsidiaries	1,311.9	357.8	(0.5)	(1,669.2)	—
Deferred income taxes	1.4	54.4	23.4	(12.2)	67.0
Other assets, net	1.5	48.1	17.8	(1.5)	65.9
Intercompany (payables) receivables, net	(715.5)	675.8	142.6	(102.9)	—
Total assets	$604.4	$2,102.8	$938.5	$(1,828.5)	$1,817.2
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Short-term debt	$—	$—	$—	$—	$—
Current maturities of long-term debt	29.4	2.8	268.6	—	300.8
Accounts payable	25.5	295.7	112.1	—	433.3
Accrued expenses	12.1	213.8	46.4	—	272.3
Income taxes (receivable) payable	(38.5)	40.6	50.8	(50.8)	2.1
Total current liabilities	28.5	552.9	477.9	(50.8)	1,008.5
Long-term debt	724.9	15.0	0.6	—	740.5
Pensions	—	75.1	7.7	—	82.8
Other liabilities	0.6	126.4	8.0	—	135.0
Total liabilities	754.0	769.4	494.2	(50.8)	1,966.8
Commitments and contingencies
Total stockholders' (deficit) equity	(149.6)	1,333.4	444.3	(1,777.7)	(149.6)
Total liabilities and stockholders' (deficit) equity	$604.4	$2,102.8	$938.5	$(1,828.5)	$1,817.2

Lennox International Inc. and Subsidiaries
Condensed Consolidating Statements of Operations and Comprehensive Income
For the Three Months Ended March 31, 2019

(Amounts in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$722.9	$121.2	$(53.8)	$790.3
Cost of goods sold	—	530.8	51.1	6.8	588.7
Gross profit	—	192.1	70.1	(60.6)	201.6
Operating expenses:
Selling, general and administrative expenses	—	136.5	9.5	(0.2)	145.8
Losses (gains) and other expenses, net	(0.6)	1.7	0.1	(0.1)	1.1
Restructuring charges	—	0.3	0.2	—	0.5
Loss on sale of business	—	0.8	7.7	—	8.5
Insurance proceeds for lost profits	—	(39.5)	—	—	(39.5)
Gain from insurance recoveries, net of losses incurred	—	(6.9)	—	—	(6.9)
Income from equity method investments	(70.6)	(41.1)	(2.0)	111.1	(2.6)
Operating income	71.2	140.3	54.6	(171.4)	94.7
Interest expense, net	2.4	6.1	2.4	—	10.9
Other (income) expense, net	—	(5.8)	6.6	—	0.8
Income (loss) from continuing operations before income taxes	68.8	140.0	45.6	(171.4)	83.0
Provision for income tax (benefit) expense	(0.5)	10.1	4.2	(0.2)	13.6
Income (loss) from continuing operations	69.3	129.9	41.4	(171.2)	69.4
Loss from discontinued operations, net of tax	—	—	0.1	—	0.1
Net income (loss)	$69.3	$129.9	$41.3	$(171.2)	$69.3
Other comprehensive income, net of tax	6.4	0.4	1.8	—	8.6
Comprehensive income (loss)	$75.7	$130.3	$43.1	$(171.2)	$77.9

Lennox International Inc. and Subsidiaries
Condensed Consolidating Statements of Operations and Comprehensive Income
For the Three Months Ended March 31, 2018

(Amounts in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$716.3	$279.0	$(160.5)	$834.8
Cost of goods sold	—	533.4	236.5	(158.3)	611.6
Gross profit	—	182.9	42.5	(2.2)	223.2
Operating expenses:
Selling, general and administrative expenses	—	133.7	21.7	(0.2)	155.2
Losses (gains) and other expenses, net	1.2	4.0	2.2	(0.1)	7.3
Restructuring charges	—	0.7	0.2	—	0.9
Loss on assets held for sale	—	—	10.3	—	10.3
Income from equity method investments	(40.6)	(4.6)	(3.0)	44.7	(3.5)
Operating income	39.4	49.1	11.1	(46.6)	53.0
Interest expense, net	2.4	4.1	1.9	—	8.4
Other expense, net	—	0.6	—	—	0.6
Income (loss) from continuing operations before income taxes	37.0	44.4	9.2	(46.6)	44.0
Provision for income tax (benefit) expense	(0.9)	5.5	1.3	0.2	6.1
Income (loss) from continuing operations	37.9	38.9	7.9	(46.8)	37.9
Loss from discontinued operations, net of tax	—	—	—	—	—
Net income (loss)	$37.9	$38.9	$7.9	$(46.8)	$37.9
Other comprehensive (loss) income, net of tax	(7.1)	(20.7)	3.9	—	(23.9)
Comprehensive income (loss)	$30.8	$18.2	$11.8	$(46.8)	$14.0

Lennox International Inc. and Subsidiaries
Condensed Consolidating Statements of Cash Flows
For the Three Months Ended March 31, 2019

(Amounts in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$49.9	$(258.3)	$67.4	$—	$(141.0)
Cash flows from investing activities:
Proceeds from the disposal of property, plant and equipment	—	0.3	—	—	0.3
Purchases of property, plant and equipment	—	(33.5)	(3.7)	—	(37.2)
Net proceeds from sale of business	—	43.0	0.6	—	43.6
Insurance recoveries received for property damage incurred from natural disaster		6.9	—	—	6.9
Net cash provided by (used in) by investing activities	—	16.7	(3.1)	—	13.6
Cash flows from financing activities:
Asset securitization payments			(43.5)	—	(43.5)
Long-term debt payments	(30.0)	(0.5)	(1.2)	—	(31.7)
Long-term borrowings	—	2.7	0.6	—	3.3
Borrowings from credit facility	844.5			—	844.5
Payments on credit facility	(525.5)			—	(525.5)
Proceeds from employee stock purchases	0.8	—	—	—	0.8
Repurchases of common stock	(100.0)	—	—	—	(100.0)
Repurchases of common stock to satisfy employee withholding tax obligations	(13.5)	—	—	—	(13.5)
Intercompany debt	(7.9)	(0.2)	8.1	—	—
Intercompany financing activity	(192.6)	237.2	(44.6)	—	—
Cash dividends paid	(25.5)	—	—	—	(25.5)
Net cash (used in) provided by financing activities	(49.7)	239.2	(80.6)	—	108.9
Increase (decrease) in cash and cash equivalents	0.2	(2.4)	(16.3)	—	(18.5)
Effect of exchange rates on cash and cash equivalents	—	—	3.9	—	3.9
Cash and cash equivalents, beginning of period	1.8	15.4	29.1	—	46.3
Cash and cash equivalents, end of period	$2.0	$13.0	$16.7	$—	$31.7

Lennox International Inc. and Subsidiaries
Condensed Consolidating Statements of Cash Flows
For the Three Months Ended March 31, 2018

(Amounts in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$104.4	$(158.6)	$(29.3)	$—	$(83.5)
Cash flows from investing activities:
Proceeds from the disposal of property, plant and equipment	—	—	0.1	—	0.1
Purchases of property, plant and equipment	—	(17.3)	(5.4)	—	(22.7)
Net cash used in investing activities	—	(17.3)	(5.3)	—	(22.6)
Cash flows from financing activities:
Short-term borrowings, net	—	—	(0.1)	—	(0.1)
Asset securitization payments	—	—	(51.0)	—	(51.0)
Long-term debt payments	(7.5)	(2.7)	—	—	(10.2)
Borrowings from credit facility	790.0	—	—	—	790.0
Payments on credit facility	(444.1)	—	—	—	(444.1)
Proceeds from employee stock purchases	0.8	—	—	—	0.8
Repurchases of common stock	(150.0)	—	—	—	(150.0)
Repurchases of common stock to satisfy employee withholding tax obligations	(18.1)	—	—	—	(18.1)
Intercompany debt	(47.5)	37.9	9.6	—	—
Intercompany financing activity	(206.9)	127.7	79.2	—	—
Cash dividends paid	(21.3)	—	—	—	(21.3)
Net cash (used in) provided by financing activities	(104.6)	162.9	37.7	—	96.0
(Decrease) increase in cash and cash equivalents	(0.2)	(13.0)	3.1	—	(10.1)
Effect of exchange rates on cash and cash equivalents	—	—	(1.0)	—	(1.0)
Cash and cash equivalents, beginning of period	1.6	28.0	38.6	—	68.2
Cash and cash equivalents, end of period	$1.4	$15.0	$40.7	$—	$57.1

19. Subsequent Event:

On April 3, 2019, we entered into an agreement with Pacific Life Insurance Company to purchase a group annuity contract and transfer $100.0 million of our pension plan assets and the related benefit obligations.  This transaction required a remeasurement of the pension plan and we expect to recognize a $61.0 million non-cash pension settlement pre-tax loss in the second quarter of 2019 for this remeasurement.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on information currently available to management as well as management’s assumptions and beliefs as of the date such statements were made. All statements, other than statements of historical fact, included in this Quarterly Report on Form 10-Q constitute forward-looking statements, including but not limited to statements identified by forward-looking terminology, such as the words “may,” “will,” “should,” “plan,” “anticipate,” “believe,” “intend,” “estimate” and “expect” and similar expressions. Such statements reflect our current views with respect to future events, based on what we believe are reasonable assumptions; however, such statements are subject to certain risks and uncertainties. In addition to the specific uncertainties discussed elsewhere in this Quarterly Report on Form 10-Q, the risk factors set forth in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, and those set forth in Part II, “Item 1A. Risk Factors” of this report, if any, may affect our performance and results of operations. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those in the forward-looking statements. We disclaim any intention or obligation to update or review any forward-looking statements or information, whether as a result of new information, future events or otherwise, except as required by law.

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

On July 19, 2018, our manufacturing facility in Marshalltown, Iowa was damaged by a tornado. Insurance covers the repair or replacement of our assets that suffered damage or loss, and we are working closely with our insurance carriers and claims adjusters to ascertain the amount of insurance recoveries due to us as a result of the damage and loss we suffered. Our insurance policies also provide business interruption coverage, including lost profits, and reimbursement for other expenses and costs that have been incurred relating to the damages and losses suffered. In the first quarter of 2019, we incurred expenses of $30 million related to damages caused by the tornado, which included site clean-up and demolition, factory inefficiencies, freight to move product to other warehouses and sales and marketing promotional costs. We received insurance recoveries of $76 million in the first quarter of 2019 and allocated the first $36 million of these proceeds to cover our expenses and rebuilding costs incurred during the three months ended March 31, 2019, which is included in Gain from insurance recoveries, net of losses incurred in the Consolidated Statements of Operations. The remaining $40 million of insurance recoveries represents amounts for lost profits and is shown in Insurance proceeds for lost profits in the Consolidated Statements of Operations. For the year ended December 31, 2019, we expect to receive insurance proceeds of $80 million related to lost profits and $154 million to fund the reconstruction of the facility and as reimbursement for other losses and expenses expected to be incurred. We ultimately expect to receive a cumulative total of $107 million in insurance proceeds related to lost profits and a cumulative total of $251 million to fund the reconstruction of the facility and as reimbursement for other losses and expenses expected to be incurred.

Financial Overview

The Residential Heating & Cooling segment performed well in the first quarter of 2019, with a 3% increase in net sales and a $35 million increase in segment profit, including the impact of insurance proceeds received for lost profits, compared to the first quarter of 2019. Our Commercial Heating & Cooling segment had a 3% decrease in net sales and a $7 million decrease in segment profit compared to the first quarter of 2018. This segment's results were driven by lower volumes and higher product costs partially offset by higher price and mix. Sales in our Refrigeration segment decreased by 25% due to the sale of our Australia, New Zealand, Asia and South America businesses in the second and third quarters of 2018. The Refrigeration segment profit in the current quarter was flat compared to the first quarter of 2018.

Financial Highlights

•
Net sales decreased $45 million, or 5%, to $790 million in the first quarter of 2019 primarily due to the sale of our Australia, New Zealand, Asia and Brazil businesses in the second and third quarters of 2018.

•	Operating income in the first quarter of 2019 increased $42 million to $95 million, including $40 million of insurance proceeds for lost profits.

•	Net income for the first quarter of 2019 increased $31 million to $69 million.

•	Diluted earnings per share from continuing operations were $1.73 per share in the first quarter of 2019 compared to $0.90 per share in the first quarter of 2018.

•
During the three months ended March 31, 2019, we returned $26 million to shareholders through dividend payments and have repurchased $100 million of common stock. We also received $44 million in net proceeds from the sale of our Kysor Warren business.

First Quarter of 2019 Compared to First Quarter of 2018 - Consolidated Results

The following table provides a summary of our financial results, including information presented as a percentage of net sales:

	For the Three Months Ended March 31,
	Dollars (in millions)		Percent Change Fav/(Unfav)	Percent of Sales
	2019	2018		2019	2018
Net sales	$790.3	$834.8	(5.3)%	100.0%	100.0%
Cost of goods sold	588.7	611.6	3.7	74.5	73.3
Gross profit	201.6	223.2	(9.7)	25.5	26.7
Selling, general and administrative expenses	145.8	155.2	6.1	18.4	18.6
Losses (gains) and other expenses, net	1.1	7.3	84.9	0.1	0.9
Restructuring charges	0.5	0.9	44.4	0.1	0.1
Loss on sale of business	8.5	—	N/A	1.1	—
Loss on assets held for sale	—	10.3	N/A	—	1.2
Insurance proceeds for lost profits	(39.5)	—	N/A	(5.0)	—
Gain from insurance recoveries, net of losses incurred	(6.9)	—	N/A	(0.9)	—
Income from equity method investments	(2.6)	(3.5)	(25.7)	(0.3)	(0.4)
Operating income	$94.7	$53.0	78.7%	12.0%	6.3%

Net Sales

Net sales decreased 5% in the first quarter of 2019 compared to the first quarter of 2018, of which 6% was related to our divested businesses in Australia, New Zealand, Asia and South America and 1% from unfavorable foreign currency exchange rates, partially offset by 2% from favorable price and mix across all of our segments.

Gross Profit

Gross profit margin in the first quarter of 2019 decreased to 25.5% compared to 26.7% in the first quarter of 2018. We saw decreases in profit margin of 120 basis points ("bps") from higher commodity prices, 140 bps from higher freight and distribution costs, and 80 bps from other product costs. Partially offsetting these decreases were positive margin increases of 150 bps from favorable price and mix and 70 bps from sourcing and engineering-led cost reductions.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, or SG&A, was $146 million in the first quarter of 2019 compared to $155 million in the first quarter of 2018, and as a percentage of net sales decreased 20 bps to 18.4%. SG&A decreased primarily due to the sale of our divested businesses in Australia, New Zealand, Asia and South America.

Losses (gains) and Other Expenses, Net

Losses (gains) and other expenses, net for the first quarter of 2019 and 2018 included the following (in millions):

	For the Three Months Ended March 31,
	2019	2018
Realized losses (gains) on settled future contracts	$0.1	$(0.5)
Foreign currency exchange losses (gains)	(0.5)	1.3
Loss on disposal of fixed assets	0.2	—
Net change in unrealized losses (gains) on unsettled futures contracts	(0.4)	1.1
Special legal contingency charges	0.2	0.2
Asbestos-related litigation	1.4	2.1
Environmental liabilities	—	0.3
Divestiture costs	—	2.5
Other items, net	0.1	0.3
Losses (gains) and other expenses, net (pre-tax)	$1.1	$7.3

The net change in unrealized losses (gains) on unsettled futures contracts was due to changes in commodity prices relative to the unsettled futures contract prices. For more information on our futures contracts, see Note 5 in the Notes to the Consolidated Financial Statements. For more information on special legal contingency charges and asbestos-related litigation, see Note 7 in the Notes to the Consolidated Financial Statements. The environmental liabilities relate to estimated remediation costs for contamination at some of our facilities. Refer to Note 14 in the Notes to the Consolidated Financial Statements for more information on the divestiture costs.

Restructuring Charges

Restructuring charges were $0.5 million in the first quarter of 2019 and were primarily for projects to realign resources in our Refrigeration segment. For additional information on our restructuring activities, refer to Note 13 in the Notes to the Consolidated Financial Statements.

Loss on Sale of Businesses

We recognized a loss of $8.5 million on the sale of our Kysor Warren business in the first quarter of 2019. Refer to Note 14 in the Notes to the Consolidated Financial Statements for additional information.

Income from Equity Method Investments

We participate in two joint ventures that are engaged in the manufacture and sale of compressors, unit coolers and condensing units. We exert significant influence over these affiliates based upon our ownership, but do not control them due to venture partner participation. Accordingly, these joint ventures have been accounted for under the equity method and their financial position and results of operations are not consolidated. Income from equity method investments of $3 million in the first quarter of 2019 was down from $4 million when compared to the first quarter of 2018. The decrease is because the joint ventures have experienced increased costs related to commodities and components and have not passed along these increased costs to customers through price increases.

Interest Expense, net

Interest expense, net of $11 million in the first quarter of 2019 was up from $8 million in the first quarter of 2018 due to an increase in our average net borrowings.

Income Taxes

Our effective tax rate was 16.4% for the three months ended March 31, 2019 compared to 13.9% for the three months ended March 31, 2018. The rate for the three months ended March 31, 2019 is higher as compared to the three months ended March 31, 2018 primarily due to lower excess tax benefits from share-based compensation as a percentage of pre-tax income. We expect our annual effective tax rate to be between 22% and 23%, excluding the impact of excess tax benefits recorded as a reduction of income taxes under ASU No. 2016-09.

First Quarter of 2019 Compared to First Quarter of 2018 - Results by Segment

Residential Heating & Cooling

The following table presents our Residential Heating & Cooling segment's net sales and profit for the first quarter of 2019 and 2018 (dollars in millions):

	For the Three Months Ended March 31,
	2019	2018	Difference	% Change
Net sales	$465.6	$453.7	$11.9	2.6%
Profit	$86.7	$51.3	$35.4	69.0%
% of net sales	18.6%	11.3%

Net sales increased 3% in the first quarter of 2019 compared to the first quarter of 2018 on higher combined price and mix.

Segment profit in the first quarter of 2019 increased $35 million compared to the first quarter of 2018 due to $40 million of insurance proceeds for lost profits due to the Marshalltown tornado, $12 million from higher price and mix combined, and $4 million from sourcing and engineering-led cost reductions. Partially offsetting these increases were $9 million from higher freight and costs associated with distribution investments, $7 million from higher commodity costs, $3 million of higher SG&A expenses and $2 million from higher warranty costs.

Commercial Heating & Cooling

The following table presents our Commercial Heating & Cooling segment's net sales and profit for the first quarter of 2019 and 2018 (dollars in millions):

	For the Three Months Ended March 31,
	2019	2018	Difference	% Change
Net sales	$173.3	$179.1	$(5.8)	(3.2)%
Profit	$15.1	$22.0	$(6.9)	(31.4)%
% of net sales	8.7%	12.3%

Net sales decreased 3% in the first quarter of 2019 compared to the first quarter of 2018. Sales volume was lower by 6%, partially offset by 3% higher price and mix combined.

Segment profit in the first quarter of 2019 decreased $7 million compared to the first quarter of 2018. The decrease was driven by $4 million from lower sales volume, $4 million of higher other product costs, $2 million of higher commodity costs, $2 million of lower factory productivity, $1 million of higher freight and distribution expense, and $1 million of higher SG&A expense. Partially offsetting these decreases was $7 million of higher price and mix combined.

Refrigeration

The following table presents our Refrigeration segment's net sales and profit for the first quarter of 2019 and 2018 (dollars in millions):

	For the Three Months Ended March 31,
	2019	2018	Difference	% Change
Net sales	$151.4	$202.0	$(50.6)	(25.0)%
Profit	$8.4	$8.7	$(0.3)	(3.4)%
% of net sales	5.5%	4.3%

Net sales decreased 25% in the first quarter of 2019 compared to the first quarter of 2018. The loss of sales from the divested Australia, New Zealand, Asia and South America businesses contributed 24% and unfavorable foreign currency exchange rates contributed 2%, partially offset by 1% higher price and mix combined.

Segment profit in the first quarter of 2019 was flat compared to the first quarter of 2018 due to $3 million of sourcing and engineering-led cost reductions, $2 million from higher price and mix combined, and $1 million of higher factory productivity, offset by $2 million lower profit due to the divested Australia, Asia and South America businesses, $2 million from higher commodity costs, $1 million of higher freight and distribution expense, and $1 million of higher SG&A expense.

Corporate and Other

Corporate and other expenses increased $1 million in the first quarter of 2019 compared to the first quarter of 2018 primarily due to the timing of information technology investments.

Liquidity and Capital Resources

Our working capital and capital expenditure requirements are generally met through internally generated funds, bank lines of credit and an asset securitization arrangement. Working capital needs are generally greater in the first and second quarters due to the seasonal nature of our business cycle.

Statement of Cash Flows

The following table summarizes our cash flow activity for the three months ended March 31, 2019 and 2018 (in millions):

	For the Three Months Ended March 31,
	2019	2018
Net cash used in operating activities	$(141.0)	$(83.5)
Net cash provided by (used in) investing activities	13.6	(22.6)
Net cash provided by financing activities	108.9	96.0

Net Cash Provided by Operating Activities - The net cash used in operating activities in the first three months of 2019 and 2018 reflects the seasonal increase in working capital requirements. The increase in cash used in operating activities in the first three months of 2019 as compared to 2018 was mainly due to the timing of working capital payments and due in part by the supply disruption caused by the tornado at our Marshalltown facility.

Net Cash Provided by (Used in) Investing Activities - Capital expenditures were $37 million in the first three months of 2019 compared to $23 million in the first three months of 2018. Capital expenditures in 2019 were primarily related to the reconstruction of the Marshalltown facility as well as equipment and investments in systems and software to support the overall enterprise. Net proceeds of $44 million in the first quarter of 2019 were provided by the sale of our Kysor Warren business. We also received $7 million in insurance proceeds to fund the reconstruction of our Marshalltown facility.

Net Cash Provided by Financing Activities - Net cash provided by financing activities in the first three months of 2019 was $109 million as compared to $96 million in the first three months of 2018. The increase in cash provided by financing activities is largely due to a reduction in the amount of share repurchases in the first quarter of 2019 compared to the first quarter of 2018, partially offset by higher payments, net of borrowings, on our revolving credit facility. During the first three months of 2019, we repurchased $100 million of shares as compared to $150 million of shares in the first three months of 2018. We also we returned $26 million to shareholders through dividend payments in the first three months of 2019. For additional information on share repurchases, refer to Note 11 in the Notes to the Consolidated Financial Statements.

Debt Position

The following table details our lines of credit and financing arrangements as of March 31, 2019 (in millions):

Outstanding Borrowings
Current maturities of long-term debt:
Asset Securitization Program	$224.5
Capital lease obligations	$6.3
Domestic credit facility(1)	7.5
Debt issuance costs	(0.7)
Total current maturities of long-term debt	$237.6
Long-term debt:
Asset Securitization Program (2)	—
Capital lease obligations	22.3
Domestic credit facility(1)	689.5
Senior unsecured notes	350.0
Debt issuance costs	(2.8)
Total long-term debt	1,059.0
Total debt	$1,296.6

(1) The available future borrowings on our domestic credit facility are $460.5 million after being reduced by the outstanding borrowings and $2.5 million in outstanding standby letters of credit. We also had $30.7 million in outstanding standby letters of credit outside of the domestic credit facility as of March 31, 2019.
(2) The maximum securitization amount ranges from $225.0 million to $380.0 million, depending on the period. The maximum capacity of the ASP is the lesser of the maximum securitization amount or 100% of the net pool balance less reserves, as defined under the ASP.

Financial Leverage

We periodically review our capital structure to ensure the appropriate levels of leverage and liquidity. We may access the capital markets, as necessary, based on business needs and to take advantage of favorable interest rate environments or other market conditions. We also evaluate our debt-to-capital and debt-to-EBITDA ratios to determine, among other considerations, the appropriate targets for capital expenditures and share repurchases under our share repurchase programs. Our debt-to-total-capital ratio increased to 118.7% at March 31, 2019 from 116.8% at December 31, 2018.
As of March 31, 2019, our senior credit ratings were Baa3 with a stable outlook, and BBB with a stable outlook, by Moody's Investors Service, Inc. ("Moody's") and Standard & Poor's Rating Group ("S&P"), respectively. The security ratings are not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating. Our goal is to maintain investment grade ratings from Moody's and S&P to help ensure the capital markets remain available to us.

Liquidity

We believe our cash and cash equivalents of $32 million, future cash generated from operations and available future borrowings are sufficient to fund operations, planned capital expenditures, future contractual obligations, potential share repurchases and dividends and other needs in the foreseeable future. Included in our cash and cash equivalents of $32 million as of March 31, 2019 was $16.6 million of cash held in foreign locations. Our cash held in foreign locations is used for investing and operating activities in those locations, and we generally do not have the need or intent to repatriate those funds to the United States. An actual repatriation in the future from our non-U.S. subsidiaries could be subject to foreign withholding taxes and U.S. state taxes.

Our expected capital expenditures for 2019 are $100 million, excluding capital expenditures made in conjunction with repair of our Marshalltown facility as those repairs will be covered by insurance. We also continue to increase shareholder value through our share repurchase programs and dividend payments, with the completion of $100 million of share repurchases in the first three months of 2019 and the declaration of $26 million of cash dividends in the first three months of 2019.

Off Balance Sheet Arrangements

An off-balance sheet arrangement is any transaction, agreement or other contractual arrangement involving an unconsolidated entity under which the company has: (1) made guarantees, (2) a retained or a contingent interest in transferred assets, (3) an obligation under derivative instruments classified as equity or (4) any obligation arising out of a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or that engages in leasing, hedging or research and development arrangements with us.  We have no off-balance sheet arrangements that we believe may have a material current or future effect on our financial condition, liquidity or results of operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting LII, see "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. Our exposure to market risk has not changed materially since December 31, 2018.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our current management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2019, we implemented new controls as part of our efforts to adopt ASU 2016-02. We implemented new controls related to the adoption process, a new IT system to capture, calculate, and account for leases, and gather the necessary data to properly account for leases under ASC 842. There were no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, which could materially affect our business, financial condition or results of operations. There have been no material changes to our risk factors from those disclosed in our 2018 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In the first quarter of 2019, we purchased shares of our common stock as follows:

	Total Number of Shares Purchased (1)	Average Price Paid per Share (including fees)	Total Number of Shares Purchased As Part of Publicly Announced Plans	Approximate Dollar Value of Shares that may yet be Purchased under our Share Repurchase Plans (in millions) (2)
January 1 through February 2	1,377	$221.40	—	445.8
February 3 through February 23	423,103	243.90	410,085	345.8
February 24 through March 30	40,024	250.21	—	345.8
	464,504		410,085
(1) We repurchased 54,419 shares of common stock in January, February and March of 2019 surrendered to LII to satisfy employee tax-withholding obligations in connection with the exercise of long-term incentive awards.
(2) After $100.0 million share repurchase from stock market transactions during the first quarter. The stock repurchase was executed pursuant to a previously announced repurchase plan. See Note 11 in the Notes to the Consolidated Financial Statements for further details.

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

4.5
Seventh Supplemental Indenture, dated as of January 23, 2019, among LII Mexico Holdings Ltd., Lennox International Inc., each other existing Guarantor under the Indenture, dated as of May 3, 2010, as subsequently supplemented, and US Bank National Association, as trustee (filed as Exhibit 2.5 to LII's Annual Report on Form 10-K filed on February 19, 2019 and incorporated herein by reference).

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

Date: April 22, 2019