Form 10-Q
period 2019-06-30
LENNOX INTERNATIONAL INC
filed 2019-07-22
CIK 1069202

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
_________________________________________________
FORM 10-Q
 _________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____to ______

Commission file number 001-15149
 _________________________________________________
LENNOX INTERNATIONAL INC.
Incorporated pursuant to the laws of the State of Delaware
_________________________________________________
Internal Revenue Service Employer Identification No. 42-0991521
2140 LAKE PARK BLVD., RICHARDSON, Texas, 75080
(972-497-5000)
_________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.01 par value per share	LII	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
As of July 12, 2019, the number of shares outstanding of the registrant’s common stock, par value $0.01 per share, was 38,726,356.

LENNOX INTERNATIONAL INC.
FORM 10-Q
For the three and six months ended June 30, 2019

i

Part I - Financial Information
Item 1. Financial Statements
LENNOX INTERNATIONAL INC. AND SUBSIDIARIES Consolidated Balance Sheets

(Amounts in millions, except shares and par values)	As of June 30, 2019	As of December 31, 2018
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$36.4	$46.3
Short-term investments	1.8	—
Accounts and notes receivable, net of allowances of $6.1 and $6.3 in 2019 and 2018, respectively	718.8	472.7
Inventories, net	630.2	509.8
Other assets	56.7	60.6
Total current assets	1,443.9	1,089.4
Property, plant and equipment, net of accumulated depreciation of $795.8 and $778.5 in 2019 and 2018, respectively	418.0	408.3
Right-of-use assets from operating leases	166.2	—
Goodwill	186.6	186.6
Deferred income taxes	49.2	67.0
Other assets, net	76.5	65.9
Total assets	$2,340.4	$1,817.2

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Current maturities of long-term debt	$311.0	$300.8
Current operating lease liabilities	49.6	—
Accounts payable	473.6	433.3
Accrued expenses	240.8	272.3
Income taxes payable	—	2.1
Total current liabilities	1,075.0	1,008.5
Long-term debt	1,155.8	740.5
Long-term operating lease liabilities	117.6	—
Pensions	79.6	82.8
Other liabilities	129.9	135.0
Total liabilities	2,557.9	1,966.8
Commitments and contingencies
Stockholders' deficit:
Preferred stock, $.01 par value, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 200,000,000 shares authorized, 87,170,197 shares issued	0.9	0.9
Additional paid-in capital	1,085.8	1,078.8
Retained earnings	1,979.4	1,855.0
Accumulated other comprehensive loss	(129.6)	(188.8)
Treasury stock, at cost, 48,144,394 shares and 47,312,248 shares for 2019 and 2018, respectively	(3,154.0)	(2,895.5)
Total stockholders' deficit	(217.5)	(149.6)
Total liabilities and stockholders' deficit	$2,340.4	$1,817.2
The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES Consolidated Statements of Operations (Unaudited)

(Amounts in millions, except per share data)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net sales	$1,099.1	$1,175.4	$1,889.4	$2,010.2
Cost of goods sold	767.0	813.8	1,355.8	1,425.5
Gross profit	332.1	361.6	533.6	584.7
Operating Expenses:
Selling, general and administrative expenses	152.4	161.4	298.2	316.6
Losses (gains) and other expenses, net	2.1	0.2	3.2	7.5
Restructuring charges	(0.1)	0.5	0.4	1.3
Loss (gain) on sale of businesses and related property	0.4	(22.1)	8.8	(11.8)
Loss on assets held for sale	—	31.4	—	31.4
Insurance proceeds for lost profits	(26.0)	—	(65.5)	—
Gain from insurance recoveries, net of losses incurred	(5.9)	—	(12.8)	—
Income from equity method investments	(4.6)	(4.9)	(7.2)	(8.4)
Operating income	213.8	195.1	308.5	248.1
Pension settlement	60.6	—	60.6	—
Interest expense, net	13.1	9.8	23.9	18.2
Other expense (income), net	0.3	0.8	1.2	1.4
Income from continuing operations before income taxes	139.8	184.5	222.8	228.5
Provision for income taxes	28.8	45.3	42.4	51.4
Income from continuing operations	111.0	139.2	180.4	177.1
Discontinued Operations:
(Loss) income from discontinued operations before income taxes	(0.3)	0.4	(0.4)	0.4
Income tax expense	—	2.0	—	2.0
Loss from discontinued operations	(0.3)	(1.6)	(0.4)	(1.6)
Net income	$110.7	$137.6	$180.0	$175.5

Earnings per share – Basic:
Income from continuing operations	$2.84	$3.42	$4.58	$4.31
Loss from discontinued operations	(0.01)	(0.04)	(0.01)	(0.04)
Net income	$2.83	$3.38	$4.57	$4.27
Earnings per share – Diluted:
Income from continuing operations	$2.81	$3.39	$4.53	$4.26
Loss from discontinued operations	(0.01)	(0.04)	(0.01)	(0.04)
Net income	$2.80	$3.35	$4.52	$4.22

Weighted Average Number of Shares Outstanding - Basic	39.1	40.7	39.4	41.1
Weighted Average Number of Shares Outstanding - Diluted	39.5	41.1	39.8	41.6

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES Consolidated Statements of Comprehensive Income (Unaudited)

(Amounts in millions)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$110.7	$137.6	$180.0	$175.5
Other comprehensive income:
Foreign currency translation adjustments	3.4	(20.9)	3.9	(12.9)
Reclassification of foreign currency translation adjustments into earnings	—	22.9	2.1	22.9
Net change in pension and post-retirement liabilities	4.6	(1.5)	2.4	(3.9)
Reclassification of pension and post-retirement benefit losses into earnings	1.0	2.4	3.0	4.7
Pension settlement	60.6	—	60.6	—
Change in available-for-sale marketable equity securities	—	—	—	(1.8)
Net change in fair value of cash flow hedges	(5.3)	(0.6)	0.8	(5.0)
Reclassification of cash flow hedge losses (gains) into earnings	2.0	(2.6)	4.3	(7.2)
Other comprehensive income (loss) before income taxes	66.3	(0.3)	77.1	(3.2)
Income tax (benefit) expense	(15.7)	0.6	(17.9)	(20.4)
Other comprehensive income (loss), net of tax	50.6	0.3	59.2	(23.6)
Comprehensive income	$161.3	$137.9	$239.2	$151.9
The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
For the Three and Six months ended June 30, 2019 and 2018 (Unaudited)
(In millions, except per share data)

	Common Stock Issued	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock at Cost		Total Stockholders' (Deficit) Equity
(For the three months ended June 30, 2019)					Shares	Amount
Balance as of March 31, 2019	$0.9	$1,079.4	$1,898.7	$(180.2)	$47.6	$(3,003.6)	$(204.8)
Net income	—	—	110.7	—	—	—	110.7
Dividends, $0.77 per share	—	—	(30.0)	—	—	—	(30.0)
Foreign currency translation adjustments	—	—	—	3.4	—	—	3.4
Pension and post-retirement liability changes, net of tax expense of $16.4	—	—	—	49.8	—	—	49.8
Stock-based compensation expense	—	6.1	—	—	—	—	6.1
Change in cash flow hedges, net of tax benefit of $0.8	—	—	—	(2.6)	—	—	(2.6)
Treasury shares reissued for common stock	—	0.3	—	—	—	0.6	0.9
Treasury stock purchases	—	—	—	—	0.5	(151.0)	(151.0)
Balance as of June 30, 2019	$0.9	$1,085.8	$1,979.4	$(129.6)	$48.1	$(3,154.0)	$(217.5)

	Common Stock Issued	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock at Cost		Total Stockholders' (Deficit) Equity
(For the three months ended June 30, 2018)					Shares	Amount
Balance as of March 31, 2018	$0.9	$1,036.7	$1,609.6	$(181.3)	45.9	$(2,568.5)	$(102.6)
Cumulative effect adjustment upon adoption of new accounting standards (ASU 2016-16), (ASU 2018-02), (ASU2016-1)	—	—	1.4	—	—	—	1.4
Net income	—	—	137.6	—	—	—	137.6
Dividends, $0.64 per share	—	—	(25.8)	—	—	—	(25.8)
Foreign currency translation adjustments	—	—	—	2.1	—	—	2.1
Pension and post-retirement liability changes	—	—	—	0.7	—	—	0.7
Stock-based compensation expense	—	8.8	—	—	—	—	8.8
Change in cash flow hedges, net of tax benefit of $0.8	—	—	—	(2.5)	—	—	(2.5)
Treasury shares reissued for common stock	—	0.4	—	—	—	0.4	0.8
Treasury stock purchases	—	22.5	—	—	1.0	(223.2)	(200.7)
Balance as of June 30, 2018	$0.9	$1,068.4	$1,722.8	$(181.0)	46.9	$(2,791.3)	$(180.2)

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
For the Three and Six months ended June 30, 2019 and 2018 (Unaudited)
(In millions, except per share data)

	Common Stock Issued	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock at Cost		Total Stockholders' (Deficit) Equity
(For the six months ended June 30, 2019)					Shares	Amount
Balance as of December 31, 2018	$0.9	$1,078.8	$1,855.0	$(188.8)	$47.3	$(2,895.5)	$(149.6)
Effect on adjustment upon adoption of new accounting standards (ASC 842)			(0.3)				(0.3)
Net income	—	—	180.0	—	—	—	180.0
Dividends, $1.41 per share	—	—	(55.3)	—	—	—	(55.3)
Foreign currency translation adjustments	—	—	—	6.0	—	—	6.0
Pension and post-retirement liability changes, net of tax expense of $16.4	—	—	—	49.6	—	—	49.6
Stock-based compensation expense	—	11.4	—	—	—	—	11.4
Change in cash flow hedges, net of tax expense of $1.5	—	—	—	3.6	—	—	3.6
Treasury shares reissued for common stock	—	(4.4)	—	—	(0.2)	6.0	1.6
Treasury stock purchases	—	—	—	—	1.0	(264.5)	(264.5)
Balance as of June 30, 2019	$0.9	$1,085.8	$1,979.4	$(129.6)	$48.1	$(3,154.0)	$(217.5)

	Common Stock Issued	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock at Cost		Total Stockholders' (Deficit) Equity
(For the six months ended June 30, 2018)					Shares	Amount
Balance as of December 31, 2017	$0.9	$1,061.5	$1,575.9	$(157.4)	45.4	$(2,430.8)	$50.1
Cumulative effect adjustment upon adoption of new accounting standards (ASU 2016-16), (ASU 2018-02), (ASU2016-1)	—	—	18.3	(24.5)	—	—	(6.2)
Net income	—	—	175.5	—	—	—	175.5
Dividends, $1.15 per share	—	—	(46.9)	—	—	—	(46.9)
Foreign currency translation adjustments	—	—	—	10.0	—	—	10.0
Pension and post-retirement liability changes, net of tax expense of $0.1	—	—	—	0.5	—	—	0.5
Stock-based compensation expense	—	13.6	—	—	—	—	13.6
Change in cash flow hedges, net of tax benefit of $2.5	—	—	—	(9.6)	—	—	(9.6)
Treasury shares reissued for common stock	—	(6.7)	—	—	(0.3)	8.3	1.6
Treasury stock purchases	—	—	—	—	1.8	(368.8)	(368.8)
Balance as of June 30, 2018	$0.9	$1,068.4	$1,722.8	$(181.0)	$46.9	$(2,791.3)	$(180.2)

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (Unaudited)

(Amounts in millions)	For the Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$180.0	$175.5
Adjustments to reconcile net income to net cash used in operating activities:
Loss on sale of businesses	8.8	12.0
Gain on sale of Australian Property	—	(23.8)
Loss on Brazil assets held for sale	—	31.4
Gain from insurance recoveries, net of losses incurred	(12.8)	—
Income from equity method investments	(7.2)	(8.4)
Dividend from Affiliates	2.0	2.2
Restructuring charges, net of cash paid	(0.2)	0.6
Provision for bad debts	2.2	3.3
Unrealized losses on derivative contracts	(0.2)	1.3
Stock-based compensation expense	11.4	13.6
Depreciation and amortization	34.9	32.8
Deferred income taxes	15.7	(6.2)
Pension expense	64.2	4.2
Pension contributions	(1.0)	(2.2)
Other items, net	(0.1)	0.2
Changes in assets and liabilities, net of effects of divestitures:
Accounts and notes receivable	(270.0)	(272.1)
Inventories	(149.9)	(115.5)
Other current assets	10.2	(2.2)
Accounts payable	52.6	109.2
Accrued expenses	(21.0)	3.2
Income taxes payable and receivable	(11.5)	15.1
Other	(19.1)	(9.2)
Net cash used in operating activities	(111.0)	(35.0)
Cash flows from investing activities:
Proceeds from the disposal of property, plant and equipment	0.8	0.1
Purchases of property, plant and equipment	(53.5)	(43.4)
Net proceeds from sale of businesses	43.6	111.8
Purchases of short-term investments	(1.8)	—
Insurance recoveries received for property damage incurred from natural disaster	12.8	—
Net cash provided by investing activities	1.9	68.5
Cash flows from financing activities:
Short-term debt payments	(2.1)	(18.4)
Short-term debt proceeds	2.1	21.3
Asset securitization borrowings	65.5	65.0
Asset securitization payments	(43.5)	(51.0)
Long-term debt payments	(33.3)	(17.8)
Borrowings from credit facility	1,459.5	1,391.0
Payments on credit facility	(1,037.5)	(1,042.0)
Proceeds from employee stock purchases	1.6	1.2
Repurchases of common stock	(250.0)	(350.2)
Repurchases of common stock to satisfy employee withholding tax obligations	(14.5)	(18.6)
Cash dividends paid	(50.8)	(42.4)
Net cash provided by (used in) financing activities	97.0	(61.9)
Decrease in cash and cash equivalents	(12.1)	(28.4)
Effect of exchange rates on cash and cash equivalents	2.2	(0.4)
Cash and cash equivalents, beginning of period	46.3	68.2
Cash and cash equivalents, end of period	$36.4	$39.4

Supplemental disclosures of cash flow information:

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (Unaudited)

Interest paid	$23.5	$18.3
Income taxes paid (net of refunds)	$54.2	$45.0
Insurance recoveries received	$128.0	$—
The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. General:

References in this Quarterly Report on Form 10-Q to "we," "our," "us," "LII," or the "Company" refer to Lennox International Inc. and its subsidiaries, unless the context requires otherwise.

Basis of Presentation

The accompanying unaudited Consolidated Balance Sheet as of June 30, 2019, the accompanying unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2019 and 2018, the accompanying unaudited Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2019 and 2018, the accompanying unaudited Consolidated Statements of Stockholders' (Deficit) Equity for the three and six months ended June 30, 2019 and 2018, and the accompanying unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018 should be read in conjunction with our audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2018. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The accompanying consolidated financial statements contain all material adjustments, consisting principally of normal recurring adjustments, necessary for a fair presentation of our financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to applicable rules and regulations, although we believe that the disclosures herein are adequate to make the information presented not misleading. The operating results for the interim periods are not necessarily indicative of the results that may be expected for a full year.

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

We adopted other new accounting standards during the first quarter of 2019. The impact of these additional standards are discussed in their respective Notes to the Consolidated Financial Statements.

2. Revenue Recognition:

The following table disaggregates our revenue by business segment by geography which provides information as to the major source of revenue. See Note 16 for additional information on our reportable business segments and the products and services sold in each segment.

	For the Three Months Ended June 30, 2019
Primary Geographic Markets	Residential Heating & Cooling	Commercial Heating & Cooling	Refrigeration	Consolidated
United States	$647.2	$239.1	$80.0	$966.3
Canada	41.9	21.9	—	63.8
International	—	0.3	68.7	69.0
Total	$689.1	261.3	148.7	1,099.1

	For the Three Months Ended June 30, 2018
Primary Geographic Markets	Residential Heating & Cooling	Commercial Heating & Cooling	Refrigeration	Consolidated
United States	$663.6	$229.8	$112.7	$1,006.1
Canada	52.4	21.6	1.1	75.1
International	—	0.7	93.5	94.2
Total	$716.0	252.1	207.3	1,175.4

	For the Six Months Ended June 30, 2019
Primary Geographic Markets	Residential Heating & Cooling	Commercial Heating & Cooling	Refrigeration	Consolidated
United States	$1,080.3	$396.4	$171.6	$1,648.3
Canada	74.3	37.8	0.7	112.8
International	—	0.5	127.8	128.3
Total	$1,154.6	434.7	300.1	1,889.4

	For the Six Months Ended June 30, 2018
Primary Geographic Markets	Residential Heating & Cooling	Commercial Heating & Cooling	Refrigeration	Consolidated
United States	$1,087.1	$392.1	$208.4	$1,687.6
Canada	82.6	38.3	2.0	122.9
International	—	0.8	198.9	199.7
Total	$1,169.7	431.2	409.3	2,010.2

Residential Heating & Cooling - We manufacture and market a broad range of furnaces, air conditioners, heat pumps, packaged heating and cooling systems, equipment and accessories to improve indoor air quality, comfort control products, replacement parts and supplies and related products for both the residential replacement and new construction markets in North America. These products are sold under various brand names and are sold either through direct sales to a network of independent installing dealers, including through our network of Lennox stores or to independent distributors. For the segment, for the three months ended June 30, 2019 and 2018, direct sales represent approximately $515.2 million and $546.7 million of revenues, and sales to independent distributors represent approximately $173.9 million and $169.3 million of revenues, respectively. For the six months ended June 30, 2019 and 2018, direct sales represent approximately $849.8 million and $886.3 million of revenues, and sales to independent distributors represent approximately $304.8 million and $283.4 million of revenues, respectively. Given the nature of our business, customer product orders are fulfilled at a point in time and not over a period of time.

Commercial Heating & Cooling - In North America, we manufacture and sell unitary heating and cooling equipment used in light commercial applications, such as low-rise office buildings, restaurants, retail centers, churches and schools. These products are distributed primarily through commercial contractors and directly to national account customers in the planned replacement, emergency replacement and new construction markets. Revenue for the products sold is recognized at a point in time when control transfers to the customer, which is generally at time of shipment. Lennox National Account Services provides installation, service and preventive maintenance for HVAC national account customers in the United States and Canada. Revenue related to service contracts is recognized as the services are performed under the contract based on the relative fair value of the services provided. For the segment, for the three months ended June 30, 2019 and 2018, equipment sales represent approximately $226.6 million and $218.7 million of revenues while $34.7 million and $33.4 million of our revenue is generated from our service business, respectively. For the six months ended June 30, 2019 and 2018, equipment sales represent approximately $370.2 million and $370.2 million of revenues while $64.5 million and $61.0 million of our revenue is generated from our service business, respectively.

Refrigeration - We manufacture and market equipment for the global commercial refrigeration markets under the Heatcraft Worldwide Refrigeration name. Our products are used in the food retail, food service, cold storage as well as non-food refrigeration markets. We sell these products to distributors, installing contractors, engineering design firms, original equipment manufacturers and end-users. In Europe, we also manufacture and sell unitary heating and cooling products and applied systems. Revenue for the products sold is $148.2 million and $205.5 million for the three months ended June 30, 2019 and 2018 and $297.1 million and $405.5 million for the six months ended June 30, 2019 and 2018, respectively and is recognized at a point in time when control transfers to the customer, which is generally at time of shipment. The remaining segment revenue relates to service revenues related to start-up and commissioning activities.

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

Net contract assets (liabilities) consisted of the following:

	June 30, 2019	December 31, 2018	$ Change	% Change
Contract assets	—	$2.5	$(2.5)	(100.0)%
Contract liabilities - current	(4.9)	(13.0)	8.1	(62.2)%
Contract liabilities - noncurrent	(6.0)	(5.9)	(0.1)	1.7%
Total	$(10.9)	$(16.4)	$5.5

For the three months ended June 30, 2019 and 2018, we recognized revenue of $1.5 million and $1.3 million and for the six months ended June 30, 2019 and 2018, we recognized revenue of $2.6 million and $2.9 million related to our contract liabilities at January 1, 2019 and 2018, respectively. Impairment losses recognized in our receivables and contract assets were de minimis in the second quarter of 2019 and 2018.

3. Inventories:

The components of inventories are as follows (in millions):

	As of June 30, 2019	As of December 31, 2018
Finished goods	$431.3	$330.5
Work in process	6.2	10.0
Raw materials and parts	252.4	229.1
Subtotal	689.9	569.6
Excess of current cost over last-in, first-out cost	(59.7)	(59.8)
Total inventories, net	$630.2	$509.8

4. Goodwill:
The changes in the carrying amount of goodwill for the first six months of 2019, in total and by segment, are summarized in the table below (in millions):

	Balance at December 31, 2018	Goodwill Reallocation (1)	Changes in foreign currency translation rates	Balance at June 30, 2019
Residential Heating & Cooling	$26.1	$—	$—	$26.1
Commercial Heating & Cooling	61.4	(0.3)	—	61.1
Refrigeration	99.1	0.3	—	99.4
Total Goodwill	$186.6	$—	$—	$186.6

(1) In 2019, we reorganized our external financial reporting structure by moving our European Commercial HVAC business from our Commercial segment to our Refrigeration segment as we manage both our commercial HVAC and refrigeration operations in Europe together. See Note 16 for additional information.

We perform our annual goodwill impairment test in the fourth quarter of each year, and we monitor our reporting units for indicators of impairment throughout the year to determine if a change in facts or circumstances warrants a re-evaluation of our goodwill.

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

Cash Flow Hedges

We have foreign exchange forward contracts and commodity futures contracts designated as cash flow hedges that are scheduled to mature through January 2020 and November 2020, respectively. Unrealized gains or losses from our cash flow hedges are included in Accumulated other comprehensive loss (“AOCL”) and are expected to be reclassified into earnings within the next 18 months based on the prices of the commodities and foreign currencies at the settlement dates. We recorded the following amounts in AOCL related to our cash flow hedges (in millions):

	As of June 30, 2019	As of December 31, 2018
Unrealized losses on unsettled contracts	$3.3	$8.4
Income tax benefit	(0.7)	(2.2)
Losses (gains) included in AOCL, net of tax (1)	$2.6	$6.2

(1) Assuming commodity and foreign currency prices remain constant, we expect to reclassify $2.6 million of derivative losses into earnings within the next 12 months.

6. Income Taxes:

As of June 30, 2019, we had no unrecognized tax benefits.

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

7. Commitments and Contingencies:

Leases

On February 25, 2016, the FASB issued ASU No. 2016-02, Leases (ASC 842). We adopted ASC 842 on January 1, 2019, using the effective date method, with the cumulative-effect adjustment to the opening balance sheet of retained earnings as of the effective date. The financial results reported in periods prior to January 1, 2019 are unchanged. Upon adoption, we recognized almost all of our leases greater than one year in duration on the balance sheet as right-of-use assets and lease liabilities. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification is based on criteria that are largely similar to those applied in current lease accounting standard, but without explicit bright lines. We have made certain assumptions in judgments when applying ASC 842. Those judgments of most significance are as follows:

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

We lease certain real and personal property under non-cancelable operating leases. Approximately 75% of our right-of-use assets and lease liabilities relate to our leases of real estate with the remaining amounts relating to our leases of IT equipment, fleet vehicles and manufacturing and distribution equipment.

The components of lease expense were as follows (in millions):

	For the Three Months Ended June 30, 2019	For the Six Months Ended June 30, 2019
Finance lease cost:
Amortization of right-of-use assets	$1.8	$3.3
Interest on lease liabilities	0.2	0.3
Operating lease cost	14.9	29.3
Short-term lease cost	1.2	2.3
Variable lease cost	5.2	10.1
Total lease cost	$23.3	$45.3

Other information
Cash paid for amounts included in the measurement lease liabilities:
Operating cash flows from operating leases	$14.7	$27.4
Financing cash flows from finance leases	$2.3	$3.8
Right-of-use assets obtained in exchange for new finance lease liabilities	$2.8	$6.0
Right-of-use assets obtained in exchange for new operating lease liabilities	$5.0	$21.6

As of June 30, 2019
Finance lease right-of-use assets	23.9
Operating lease right-of-use assets	166.2
Finance lease liability, current	6.6
Finance lease liability, non-current	23.4
Operating lease liability, current	49.6
Operating lease liability, non-current	117.6
Weighted-average remaining lease term - finance leases	5.31 years
Weighted-average remaining lease term - operating leases	4.25 years
Weighted-average discount rate - finance leases	2.18%
Weighted-average discount rate – operating leases	3.97%

Future annual minimum lease payments and finance lease commitments as of June 30, 2019 were as follows (in millions):

	Operating Leases	Finance Leases
2019 (excluding the six months ended June 30, 2019)	$28.5	$3.7
2020	50.9	6.5
2021	37.8	4.9
2022	25.8	3.1
2023	19.7	1.2
2024 and thereafter	19.2	11.7
Total minimum lease payments	$181.9	$31.1
Less imputed interest	(14.7)	(1.1)
Lease liability	$167.2	$30.0

The Company adopted ASU 2016-02 on January 1, 2019 as noted above, and as required, the following disclosure is provided for periods prior to adoption. Future annual minimum lease payments and capital lease commitments as of December 31, 2018 were as follows (in millions):

	Operating Leases	Capital Leases
2019	$47.4	$6.6
2020	38.4	5.4
2021	27.2	3.8
2022	17.9	2.1
2023	12.7	0.9
Thereafter	16.1	12.8
Total minimum lease payments	$159.7	$31.6
Less amount representing interest		(2.1)
Present value of minimum payments		$29.5

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

Our obligations under the headquarters lease are secured by a pledge of our interest in the leased property. The lease contains customary lease covenants and events of default as well as events of default if (i) indebtedness of $75 million or more is not paid when due, (ii) there is a change of control or (iii) we fail to comply with certain covenants incorporated from our existing credit facility agreement. We believe we were in compliance with these financial covenants as of June 30, 2019.

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

Liabilities for estimated product warranty costs related to continuing operations are included in the following captions on the accompanying Consolidated Balance Sheets (in millions):

	As of June 30, 2019	As of December 31, 2018
Accrued expenses	$37.6	$37.9
Other liabilities	76.3	73.7
Total warranty liability	$113.9	$111.6

The changes in product warranty liabilities related to continuing operations for the six months ended June 30, 2019 were as follows (in millions):

Total warranty liability as of December 31, 2018	$111.6
Warranty claims paid	(15.3)
Changes resulting from issuance of new warranties	22.2
Changes in estimates associated with pre-existing liabilities	(4.1)
Changes in foreign currency translation rates and other	0.1
Warranty liability from divestitures	(0.6)
Total warranty liability as of June 30, 2019	$113.9

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

During the second quarter of 2017, we identified a product quality issue in a defective vendor-supplied component affecting a product line in the Residential Heating & Cooling segment. This defect was isolated, the vendor is supplying corrected components, and we are manufacturing products with the corrected components. We incurred and recorded expenses associated with this product quality in 2017. In the second quarter of 2019, the vendor agreed to reimburse us for certain losses incurred due to this quality issue. These reimbursements will include cash payments in 2019 and price reductions on annual qualifying purchases from this vendor through 2024. The total reimbursements we receive from the vendor should off set the cost we have incurred related to this product quality matter.

Litigation

We are involved in a number of claims and lawsuits incident to the operation of our businesses. Insurance coverages are maintained and estimated costs are recorded for such claims and lawsuits, including costs to settle claims and lawsuits, based on experience involving similar matters and specific facts known.

Some of these claims and lawsuits allege personal injury or health problems resulting from exposure to asbestos that was integrated into certain of our products. We have never manufactured asbestos and have not incorporated asbestos-containing components into our products for several decades. A substantial majority of these asbestos-related claims have been covered by insurance or other forms of indemnity or have been dismissed without payment. The remainder of our closed cases have been resolved for amounts that are not material, individually or in the aggregate. Our defense costs for asbestos-related claims are generally covered by insurance; however, our insurance coverage for settlements and judgments for asbestos-related claims varies depending on several factors and are subject to policy limits, so we may have greater financial exposure for future settlements and judgments. For the three months ended June 30, 2019 and 2018, expense for asbestos-related litigation was $0.4 million and $(0.2) million and for the six months ended June 30, 2019 and 2018, expense for asbestos-related litigation was $1.8 million and $1.9 million, respectively, net of probable insurance recoveries, for known and future asbestos-related litigation and is recorded in Losses (gains) and other expenses, net in the Consolidated Statements of Operations.

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

The following table summarizes the Gain from insurance recoveries, net of losses incurred:

(Amounts in millions)	For the Three months Ended June 30, 2019	For the Six months Ended June 30, 2019
Insurance recoveries received	$52.0	$128.0
Less losses and expenses incurred:
Site clean-up and remediation	6.2	23.3
Factory inefficiencies due to lower productivity	4.5	8.0
Other	9.4	18.4
Total losses and expenses	$20.1	$49.7
Total gain from insurance recoveries	$31.9	$78.3
Presentation in the Consolidated Statements of Operations:
Insurance proceeds for lost profits	(26.0)	(65.5)
Gain from insurance recoveries, net of losses incurred	(5.9)	(12.8)

8. Lines of Credit and Financing Arrangements:

The following table summarizes our outstanding debt obligations and their classification in the accompanying Consolidated Balance Sheets (in millions):

	As of June 30, 2019	As of December 31, 2018
Current maturities of long-term debt:
Asset Securitization Program	$290.0	$268.0
Finance lease obligations	$6.6	$3.5
Domestic credit facility	15.0	30.0
Debt issuance costs	(0.6)	(0.7)
Total current maturities of long-term debt	$311.0	$300.8
Long-Term Debt:
Finance lease obligations	23.4	15.7
Domestic credit facility	785.0	378.0
Senior unsecured notes	350.0	350.0
Debt issuance costs	(2.6)	(3.2)
Total long-term debt	$1,155.8	$740.5
Total debt	$1,466.8	$1,041.3

Short-Term Debt

Foreign Obligations

Through several of our foreign subsidiaries, we have facilities available to assist in financing seasonal borrowing needs for our foreign locations. We had no outstanding foreign obligations as of June 30, 2019 or December 31, 2018. There were no significant proceeds or repayments on these facilities for the six months ended June 30, 2019. Proceeds and repayments on these facilities were $21.3 million and $18.4 million, respectively, for the six months ended June 30, 2018.

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

	As of June 30, 2019	As of December 31, 2018
Eligible amount available under the ASP on qualified accounts receivable	$290.0	$290.0
Less: Beneficial interest transferred	(290.0)	(268.0)
Remaining amount available	$—	$22.0

We pay certain discount fees to use the ASP and to have the facility available to us. These fees relate to both the used and unused portions of the securitization. The used fee is based on the beneficial interest sold and calculated on either the average LIBOR rate or floating commercial paper rate determined by the purchaser of the beneficial interest, plus a program fee of 0.70%. The average rates as of June 30, 2019 and December 31, 2018 were 3.11% and 3.27%, respectively. The unused fee is based on 101% of the maximum available amount less the beneficial interest transferred and is calculated at a 0.35% fixed rate throughout the term of the agreement. We recorded these fees in Interest expense, net in the accompanying Consolidated Statements of Operations.

The ASP contains certain restrictive covenants relating to the quality of our accounts receivable and cross-default provisions with our Sixth Amended and Restated Credit Facility Agreement ("Domestic Credit Facility"), senior unsecured notes and any other indebtedness we may have over $75.0 million. The administrative agent under the ASP is also a participant in our Domestic Credit Facility. The participating financial institutions have investment grade credit ratings. As of June 30, 2019, we believe we were in compliance with all covenant requirements.

Long-Term Debt

Domestic Credit Facility

On January 22, 2019, we amended our credit facility with the Domestic Credit Facility to provide for a $350.0 million increase in revolving commitments. The Domestic Credit Facility currently consists of a $1,000.0 million unsecured revolving credit facility and a $190.0 million unsecured term loan that matures in August 2021 (the "Maturity Date"). Under our Domestic Credit Facility, we had outstanding borrowings of $800.0 million, of which $160.0 million was the term loan balance, as well as $2.5 million committed to standby letters of credit as of June 30, 2019. Subject to covenant limitations, $357.5 million was available for future borrowings. The unsecured term loan also matures on the Maturity Date and requires quarterly principal repayments of $7.5 million. The revolving credit facility includes a subfacility for swingline loans of up to $65.0 million.

Our weighted average borrowing rate on the facility was as follows:

	As of June 30, 2019	As of December 31, 2018
Weighted average borrowing rate	3.63%	3.74%

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

If any event of default occurs and is continuing, lenders with a majority of the aggregate commitments may require the administrative agent to terminate our right to borrow under our Domestic Credit Facility and accelerate amounts due under our Domestic Credit Facility (except for a bankruptcy event of default, in which case such amounts will automatically become due and payable and the lenders’ commitments will automatically terminate). As of June 30, 2019, we believe we were in compliance with all covenant requirements.

Senior Unsecured Notes

We issued $350.0 million of senior unsecured notes in November 2016 (the "Notes") which will mature on November 15, 2023 with interest being paid on May 15 and November 15 at 3.00% per annum semiannually. The Notes are guaranteed, on a senior unsecured basis, by each of our domestic subsidiaries that guarantee indebtedness under our Domestic Credit Facility. The indenture governing the Notes contains covenants that, among other things, limit our ability and the ability of the subsidiary guarantors to: create or incur certain liens; enter into certain sale and leaseback transactions; and enter into certain mergers, consolidations and transfers of substantially all of our assets. The indenture also contains a cross default provision which is triggered if we default on other debt of at least $75.0 million in principal which is then accelerated, and such acceleration is not rescinded within 30 days of the notice date. As of June 30, 2019, we believe we were in compliance with all covenant requirements.

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
On April 3, 2019, we entered into an agreement with Pacific Life Insurance Company to purchase a group annuity contract and transfer $100.0 million of our pension plan assets and $105.6 million of related pension benefit obligations.  In the second quarter of 2019, we recognized a $60.6 million pension settlement charge in the Statement of Operations and reclassified $5.6 million of pension benefit obligations to AOCL as a result of this transaction.
The components of net periodic benefit cost were as follows (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	Pension Benefits		Pension Benefits
Service cost	$1.2	$1.3	$2.4	$2.7
Interest cost	1.9	3.1	5.4	6.2
Expected return on plan assets	(2.5)	(4.7)	(7.2)	(9.4)
Amortization of prior service cost	0.1	0.1	0.1	0.1
Recognized actuarial loss	0.9	2.3	2.9	4.6
Settlements and curtailments	60.6	—	60.6	—
Net periodic benefit cost	$62.2	$2.1	$64.2	$4.2

In January 2018, we reduced our estimated long-term rate of return on plan assets for U.S. pension plans from 7.5% to 6.5%. A 25 basis point decrease in the long-term rate of return will result in a $0.4 million increase in net periodic benefit cost for U.S. pension plans.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2018	2017
Stock-based compensation expense (1)	$6.1	$8.8	$11.4	$13.6
(1) All expense was recorded in our Corporate and Other business segment.

11. Stock Repurchases:

Our Board of Directors has authorized a total of $2.5 billion to repurchase shares of our common stock (collectively referred to as the "Share Repurchase Plans"), including a $500 million share repurchase authorization in March 2018. Under this program, we may repurchase shares from time to time in open market transactions and in privately negotiated transactions based on business, market, applicable legal requirements and other considerations. The repurchase program does not require the repurchase of a specific number of shares and may be terminated at any time. As of June 30, 2019, $196 million of shares may be repurchased under the Share Repurchase Plans.

We repurchased 0.4 million shares for $100.0 million during the first quarter of 2019 and 0.6 million shares for $150.0 million during the second quarter of 2019, respectively, from open market transactions. We also repurchased 0.1 million shares for $14.5 million during the six months ended June 30, 2019 from employees who surrendered shares to satisfy minimum tax withholding obligations upon the exercise of long-term incentive awards.

12. Comprehensive Income (Loss):

The following table provides information on items not reclassified in their entirety from AOCL to Net income in the accompanying Consolidated Statements of Operations (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Affected Line Item(s) in the Consolidated Statements of Operations
	2019	2018	2019	2018
Gains/(Losses) on cash flow hedges:
Commodity futures contracts/foreign exchange forward contracts	$(2.0)	$2.6	$(4.3)	$7.2	Cost of goods sold
Income tax benefit (expense)	0.5	(0.6)	1.0	(1.6)	Provision for income taxes
Net of tax	$(1.5)	$2.0	$(3.3)	$5.6

Defined Benefit Plan items:
Pension and post-retirement benefit costs	$(1.0)	$(2.4)	$(3.0)	$(4.7)	Cost of goods sold; Selling, general and administrative expenses
Pension settlement	(60.6)	—	(60.6)	—	Pension settlement
Income tax benefit	15.3	0.6	15.8	1.2	Provision for income taxes
Net of tax	$(46.3)	$(1.8)	$(47.8)	$(3.5)

Foreign Currency Translation Adjustments:
Foreign currency adjustments on sale of businesses	$—	$(22.9)	$(2.1)	$(22.9)	Loss (gain), net on sale of businesses and related property
Net of tax	$—	$(22.9)	$(2.1)	$(22.9)

Total reclassifications from AOCL	$(47.8)	$(22.7)	$(53.2)	$(20.8)

The following table provides information on changes in AOCL, by component (net of tax), for the six months ended June 30, 2019 (in millions):

	Gains (Losses) on Cash Flow Hedges	Defined Benefit Pension Plan Items	Foreign Currency Translation Adjustments	Total AOCL
Balance as of December 31, 2018	$(6.2)	$(154.5)	$(28.1)	$(188.8)
Other comprehensive income (loss) before reclassifications	0.3	1.8	3.9	6.0
Amounts reclassified from AOCL	3.3	47.8	2.1	53.2
Net other comprehensive (loss) income	3.6	49.6	6.0	59.2
Balance as of June 30, 2019	$(2.6)	$(104.9)	$(22.1)	$(129.6)

13. Restructuring Charges:

We record restructuring charges associated with management-approved restructuring plans when we reorganize or remove duplicative headcount or infrastructure within our businesses. Restructuring charges include severance costs to eliminate a specified number of employees, infrastructure charges to vacate facilities and consolidate operations, contract cancellation costs and other related activities. The timing of associated cash payments is dependent upon the type of restructuring charge and can extend over a multi-year period. Restructuring charges are not included in our calculation of segment profit (loss), as more fully explained in Note 16. Restructuring activities in 2018 and 2019 were insignificant.

14. Divestitures:

2019 Divestiture:

During the first quarter of 2019, we obtained Board of Directors' approval and signed an agreement with EPTA S.p.A., a private Italian company, for the sale of our Kysor Warren business. The sale was completed on March 29, 2019 with the post-completion adjustment being recorded in the second quarter of 2019. The following table summarizes the net loss recognized in connection with this divestiture:

(Amounts in millions)	For the Six Months Ended June 30, 2019
Cash received from the buyer	$49.0
Net assets sold	(50.3)
AOCI reclassification adjustments, primarily foreign currency translation	(2.1)
Direct costs to sell	(5.4)
Loss on sale of business	$(8.8)

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

The computations of basic and diluted earnings per share for Income from continuing operations were as follows (in millions, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$110.7	$137.6	$180.0	$175.5
Add: Loss from discontinued operations	0.3	1.6	0.4	1.6
Income from continuing operations	$111.0	$139.2	$180.4	$177.1

Weighted-average shares outstanding – basic	39.1	40.7	39.4	41.1
Add: Potential effect of dilutive securities attributable to stock-based payments	0.4	0.4	0.4	0.5
Weighted-average shares outstanding – diluted	39.5	41.1	39.8	41.6

Earnings per share – Basic:
Income from continuing operations	$2.84	$3.42	$4.58	$4.31
Loss from discontinued operations	(0.01)	(0.04)	(0.01)	(0.04)
Net income	$2.83	$3.38	$4.57	$4.27

Earnings per share – Diluted:
Income from continuing operations	$2.81	$3.39	$4.53	$4.26
Loss from discontinued operations	(0.01)	(0.04)	(0.01)	(0.04)
Net income	$2.80	$3.35	$4.52	$4.22

The following stock appreciation rights and restricted stock units were outstanding but not included in the diluted earnings per share calculation because the assumed exercise of such rights would have been anti-dilutive (in millions, except for per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Weighted-average number of shares	—	0.2	—	0.2
Price per share	$—	$205.53	$—	$205.53

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

Segment Data

Net sales and segment profit (loss) for each segment, along with a reconciliation of segment profit (loss) to Operating income, are shown below (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net sales
Residential Heating & Cooling	$689.1	$716.0	$1,154.6	$1,169.7
Commercial Heating & Cooling	261.3	252.1	434.7	431.2
Refrigeration	148.7	207.3	300.1	409.3
	$1,099.1	$1,175.4	$1,889.4	$2,010.2

Segment profit (loss) (1)
Residential Heating & Cooling	$153.4	$153.6	$240.1	$204.9
Commercial Heating & Cooling	53.9	50.8	68.9	72.8
Refrigeration	19.1	23.4	27.5	32.1
Corporate and other	(24.1)	(22.5)	(36.2)	(33.7)
Total segment profit	202.3	205.3	300.3	276.1
Reconciliation to Operating income:
Special inventory write down	—	—	—	0.2
Special product quality adjustment	(0.5)	—	(0.5)	—
Loss (gain) on sale of businesses and related property	0.4	(22.1)	8.8	(11.8)
Loss on assets held for sale	—	31.4	—	31.4
Partial advance of insurance recoveries related to lost profits	(8.0)	—	(8.0)	—
Gain from insurance recoveries, net of losses incurred	(5.9)	—	(12.8)	—
Items in losses (gains) and other expenses, net that are excluded from segment profit (loss) (1)	2.6	0.4	3.9	6.9
Restructuring charges	(0.1)	0.5	0.4	1.3
Operating income	$213.8	$195.1	$308.5	$248.1
(1) We define segment profit (loss) as a segment's operating income included in the accompanying Consolidated Statements of Operations, excluding:
The following items in Losses (gains) and other expenses, net:

◦	Net change in unrealized losses (gains) on unsettled futures contracts,

◦	Special legal contingency charges,

◦	Asbestos-related litigation,

◦	Environmental liabilities,

◦	Divestiture costs,

◦	Other items, net,

•	Special inventory write down,

•	Special product quality adjustment,

•	Loss (gain) on sale of businesses and related property,

•	Loss on assets held for sale,

•	Partial advance of insurance recoveries related to lost profits,

•	Gain from insurance recoveries, net of losses incurred, and,

•	Restructuring charges.

Total Assets by Segment

	As of June 30, 2019	As of December 31, 2018
Total Assets:
Residential Heating & Cooling	$1,269.0	$837.4
Commercial Heating & Cooling	436.0	349.5
Refrigeration	412.6	462.9
Corporate and other	222.8	167.4
Total assets	$2,340.4	$1,817.2

The assets in the Corporate and other segment primarily consist of cash, short-term investments, property, plant and equipment and deferred tax assets. Assets recorded in the operating segments represent those assets directly associated with those segments.

17. Fair Value Measurements:

Fair Value Hierarchy

The methodologies used to determine the fair value of our financial assets and liabilities at June 30, 2019 were the same as those used at December 31, 2018.

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

	As of June 30, 2019	As of December 31, 2018
Senior unsecured notes	$326.7	$302.9

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

The condensed consolidating financial statements reflect our investments in our subsidiaries using the equity method of accounting. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. Our condensed consolidating financial statements and our Guarantor Subsidiaries and Non-Guarantor Subsidiaries as of June 30, 2019 and December 31, 2018, and for the three and six months ended June 30, 2019 and 2018 are shown on the following pages.

Lennox International Inc. and Subsidiaries
Condensed Consolidating Balance Sheets
As of June 30, 2019

(Amounts in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$1.9	$22.3	$12.2	$—	$36.4
Short-term investments	—	—	1.8	—	$1.8
Accounts and notes receivable, net	—	75.9	642.9	—	718.8
Inventories, net	—	552.3	80.0	(2.1)	630.2
Other assets	3.5	35.7	51.9	(34.4)	56.7
Total current assets	5.4	686.2	788.8	(36.5)	1,443.9
Property, plant and equipment, net	—	362.9	55.1	—	418.0
Right-of-use assets from operating leases	—	142.2	24.0	—	166.2
Goodwill	—	166.1	20.5	—	186.6
Investment in subsidiaries	1,532.3	570.2	50.2	(2,152.7)	—
Deferred income taxes	(11.1)	49.5	23.1	(12.3)	49.2
Other assets, net	1.7	54.2	6.4	14.2	76.5
Intercompany (payables) receivables, net	(587.0)	589.0	118.0	(120.0)	—
Total assets	$941.3	$2,620.3	$1,086.1	$(2,307.3)	$2,340.4
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Current maturities of long-term debt	14.4	5.7	290.9	—	311.0
Current operating lease liabilities	—	42.9	6.7	—	49.6
Accounts payable	30.0	393.3	50.3	—	473.6
Accrued expenses	6.5	193.7	40.6	—	240.8
Income taxes (receivable) payable	(24.7)	34.1	41.4	(50.8)	—
Total current liabilities	26.2	669.7	429.9	(50.8)	1,075.0
Long-term debt	1,132.4	21.8	1.6	—	1,155.8
Long-term operating lease liabilities	—	100.2	17.4	—	117.6
Pensions	—	71.8	7.8	—	79.6
Other liabilities	0.2	122.6	7.1	—	129.9
Total liabilities	1,158.8	986.1	463.8	(50.8)	2,557.9
Commitments and contingencies
Total stockholders' (deficit) equity	(217.5)	1,634.2	622.3	(2,256.5)	(217.5)
Total liabilities and stockholders' (deficit) equity	$941.3	$2,620.3	$1,086.1	$(2,307.3)	$2,340.4

Lennox International Inc. and Subsidiaries
Condensed Consolidating Balance Sheets
As of December 31, 2018

(Amounts in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$1.8	$15.4	$29.1	$—	$46.3
Accounts and notes receivable, net	—	44.3	428.4	—	472.7
Inventories, net	—	411.4	103.9	(5.5)	509.8
Other assets	3.3	36.2	54.7	(33.6)	60.6
Total current assets	5.1	507.3	616.1	(39.1)	1,089.4
Property, plant and equipment, net	—	293.3	118.6	(3.6)	408.3
Goodwill	—	166.1	20.5	—	186.6
Investment in subsidiaries	1,311.9	357.8	(0.5)	(1,669.2)	—
Deferred income taxes	1.4	54.4	23.4	(12.2)	67.0
Other assets, net	1.5	48.1	17.8	(1.5)	65.9
Intercompany (payables) receivables, net	(715.5)	675.8	142.6	(102.9)	—
Total assets	$604.4	$2,102.8	$938.5	$(1,828.5)	$1,817.2
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Short-term debt	$—	$—	$—	$—	$—
Current maturities of long-term debt	29.4	2.8	268.6	—	300.8
Accounts payable	25.5	295.7	112.1	—	433.3
Accrued expenses	12.1	213.8	46.4	—	272.3
Income taxes (receivable) payable	(38.5)	40.6	50.8	(50.8)	2.1
Total current liabilities	28.5	552.9	477.9	(50.8)	1,008.5
Long-term debt	724.9	15.0	0.6	—	740.5
Pensions	—	75.1	7.7	—	82.8
Other liabilities	0.6	126.4	8.0	—	135.0
Total liabilities	754.0	769.4	494.2	(50.8)	1,966.8
Commitments and contingencies
Total stockholders' (deficit) equity	(149.6)	1,333.4	444.3	(1,777.7)	(149.6)
Total liabilities and stockholders' (deficit) equity	$604.4	$2,102.8	$938.5	$(1,828.5)	$1,817.2

Lennox International Inc. and Subsidiaries
Condensed Consolidating Statements of Operations and Comprehensive Income
For the Three Months Ended June 30, 2019

(Amounts in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$1,019.2	$146.5	$(66.6)	$1,099.1
Cost of goods sold	—	723.6	169.6	(126.2)	767.0
Gross profit	—	295.6	(23.1)	59.6	332.1
Operating expenses:
Selling, general and administrative expenses	—	147.1	5.0	0.3	152.4
Losses (gains) and other expenses, net	0.2	1.3	0.8	(0.2)	2.1
Restructuring charges	—	(0.1)	—	—	(0.1)
Loss on sale of business	—	0.3	0.1	—	0.4
Insurance proceeds for lost profits	—	(26.0)	—	—	(26.0)
Gain from insurance recoveries, net of losses incurred	—	(5.9)	—	—	(5.9)
Income from equity method investments	(112.5)	24.0	(3.8)	87.7	(4.6)
Operating income	112.3	154.9	(25.2)	(28.2)	213.8
Pension settlement	—	60.6	—	—	60.6
Interest expense, net	2.2	9.3	1.6	—	13.1
Other (income) expense, net	—	6.8	(6.5)	—	0.3
Income (loss) from continuing operations before income taxes	110.1	78.2	(20.3)	(28.2)	139.8
Provision for income tax (benefit) expense	(0.6)	23.5	5.9	—	28.8
Income (loss) from continuing operations	110.7	54.7	(26.2)	(28.2)	111.0
Loss from discontinued operations, net of tax	—	—	0.3	—	0.3
Net income (loss)	$110.7	$54.7	$(26.5)	$(28.2)	$110.7
Other comprehensive income, net of tax	(2.0)	50.0	2.6	—	50.6
Comprehensive income (loss)	$108.7	$104.7	$(23.9)	$(28.2)	$161.3

Lennox International Inc. and Subsidiaries
Condensed Consolidating Statements of Operations and Comprehensive Income
For the Six Months Ended June 30, 2019

(Amounts in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$1,742.1	$267.7	$(120.4)	$1,889.4
Cost of goods sold	—	1,254.4	220.7	(119.3)	1,355.8
Gross profit	—	487.7	47.0	(1.1)	533.6
Operating expenses:
Selling, general and administrative expenses	—	283.6	14.6	—	298.2
Losses (gains) and other expenses, net	(0.4)	2.8	1.0	(0.2)	3.2
Restructuring charges	—	0.2	0.2	—	0.4
Loss on sale of business	—	1.2	7.6	—	8.8
Insurance proceeds for lost profits	—	(65.5)	—	—	(65.5)
Gain from insurance recoveries, net of losses incurred	—	(12.8)	—	—	(12.8)
Income from equity method investments	(183.2)	(17.1)	(5.8)	198.9	(7.2)
Operating income	183.6	295.3	29.4	(199.8)	308.5
Pension settlement	—	60.6	—	—	60.6
Interest expense, net	4.6	15.4	3.9	—	23.9
Other expense, net	—	1.0	0.2	—	1.2
Income from continuing operations before income taxes	179.0	218.3	25.3	(199.8)	222.8
Provision for income tax (benefit) expense	(1.0)	33.6	10.1	(0.3)	42.4
Income from continuing operations	180.0	184.7	15.2	(199.5)	180.4
Loss from discontinued operations, net of tax	—	—	(0.4)	—	(0.4)
Net income	$180.0	$184.7	$14.8	$(199.5)	$180.0
Other comprehensive income (loss), net of tax	4.4	50.4	4.4	—	59.2
Comprehensive income (loss)	$184.4	$235.1	$19.2	$(199.5)	$239.2

Lennox International Inc. and Subsidiaries
Condensed Consolidating Statements of Operations and Comprehensive Income
For the Three Months Ended June 30, 2018

(Amounts in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$1,057.8	$303.8	$(186.2)	$1,175.4
Cost of goods sold	—	745.0	255.3	(186.5)	813.8
Gross profit	—	312.8	48.5	0.3	361.6
Operating expenses:
Selling, general and administrative expenses	—	151.0	10.7	(0.3)	161.4
Losses (gains) and other expenses, net	0.3	(3.3)	3.3	(0.1)	0.2
Restructuring charges	—	—	0.5	—	0.5
(Gain) loss, net on sale of business and related property	—	(0.9)	(21.2)	—	(22.1)
Loss on asset held for sale	—	—	31.4	—	31.4
Income from equity method investments	(139.6)	(17.1)	(3.7)	155.5	(4.9)
Operating income	139.3	183.1	27.5	(154.8)	195.1
Interest expense, net	2.4	5.2	2.2	—	9.8
Other expense, net	—	0.7	0.1	—	0.8
Income (loss) from continuing operations before income taxes	136.9	177.2	25.2	(154.8)	184.5
Provision for income tax (benefit) expense	(0.7)	43.8	2.3	(0.1)	45.3
Income (loss) from continuing operations	137.6	133.4	22.9	(154.7)	139.2
Loss from discontinued operations, net of tax	—	—	(1.6)	—	(1.6)
Net income (loss)	$137.6	$133.4	$21.3	$(154.7)	$137.6
Other comprehensive (loss) income, net of tax	(2.3)	11.9	(9.3)	—	0.3
Comprehensive income (loss)	$135.3	$145.3	$12.0	$(154.7)	$137.9

Lennox International Inc. and Subsidiaries
Condensed Consolidating Statements of Operations and Comprehensive Income
For the Six Months Ended June 30, 2018

(Amounts in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$1,774.1	$582.8	$(346.7)	$2,010.2
Cost of goods sold	—	1,278.3	491.9	(344.7)	1,425.5
Gross profit	—	495.8	90.9	(2.0)	584.7
Operating expenses:
Selling, general and administrative expenses	—	284.7	32.4	(0.5)	316.6
Losses (gains) and other expenses, net	1.4	0.7	5.6	(0.2)	7.5
Restructuring charges	—	0.7	0.6	—	1.3
(Gain) loss, net on sale of business and related property	—	(0.9)	(10.9)	—	(11.8)
Loss on assets held for sale	—	—	31.4	—	31.4
Income from equity method investments	(180.2)	(21.7)	(6.8)	200.3	(8.4)
Operating income	178.8	232.3	38.6	(201.6)	248.1
Interest expense, net	4.8	9.3	4.1	—	18.2
Other expense, net	—	1.4	—	—	1.4
Income (loss) from continuing operations before income taxes	174.0	221.6	34.5	(201.6)	228.5
Provision for income tax (benefit) expense	(1.5)	49.2	3.5	0.2	51.4
Income (loss) from continuing operations	175.5	172.4	31.0	(201.8)	177.1
Loss from discontinued operations, net of tax	—	—	(1.6)	—	(1.6)
Net income (loss)	$175.5	$172.4	$29.4	$(201.8)	$175.5
Other comprehensive income (loss), net of tax	$(9.4)	$(8.8)	$(5.4)	$—	$(23.6)
Comprehensive income (loss)	$166.1	$163.6	$24.0	$(201.8)	$151.9

Lennox International Inc. and Subsidiaries
Condensed Consolidating Statements of Cash Flows
For the Six Months Ended June 30, 2019

(Amounts in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$33.2	$(79.1)	$(65.1)	$—	$(111.0)
Cash flows from investing activities:
Proceeds from the disposal of property, plant and equipment	—	0.6	0.2	—	0.8
Purchases of property, plant and equipment	—	(49.2)	(4.3)	—	(53.5)
Net proceeds from sale of business	—	43.0	0.6	—	43.6
Insurance recoveries received for property damage incurred from natural disaster	—	12.8	—	—	12.8
Purchases of short-term investments	—	—	(1.8)	—	(1.8)
Net cash provided by (used in) by investing activities	—	7.2	(5.3)	—	1.9
Cash flows from financing activities:
Short-term debt payments	—	—	(2.1)	—	(2.1)
Short-term debt proceeds	—	—	2.1	—	2.1
Asset securitization borrowings	—	—	65.5	—	65.5
Asset securitization payments	—	—	(43.5)	—	(43.5)
Long-term debt payments	(30.0)	(1.9)	(1.4)	—	(33.3)
Borrowings from credit facility	1,459.5	—	—	—	1,459.5
Payments on credit facility	(1,037.5)	—	—	—	(1,037.5)
Proceeds from employee stock purchases	1.6	—	—	—	1.6
Repurchases of common stock	(250.0)	—	—	—	(250.0)
Repurchases of common stock to satisfy employee withholding tax obligations	(14.5)	—	—	—	(14.5)
Intercompany financing activity	(111.4)	80.3	31.1	—	—
Cash dividends paid	(50.8)	—	—	—	(50.8)
Net cash (used in) provided by financing activities	(33.1)	78.4	51.7	—	97.0
Increase (decrease) in cash and cash equivalents	0.1	6.5	(18.7)	—	(12.1)
Effect of exchange rates on cash and cash equivalents	—	0.4	1.8	—	2.2
Cash and cash equivalents, beginning of period	1.8	15.4	29.1	—	46.3
Cash and cash equivalents, end of period	$1.9	$22.3	$12.2	$—	$36.4

Lennox International Inc. and Subsidiaries
Condensed Consolidating Statements of Cash Flows
For the Six Months Ended June 30, 2018

(Amounts in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$87.2	$(7.9)	$(114.3)	$—	$(35.0)
Cash flows from investing activities:
Proceeds from the disposal of property, plant and equipment	—	—	0.1	—	0.1
Purchases of property, plant and equipment	—	(33.0)	(10.4)	—	(43.4)
Proceeds from sale of businesses	—	—	111.8	—	111.8
Net cash (used in) provided by investing activities	—	(33.0)	101.5	—	68.5
Cash flows from financing activities:
Short-term debt payments	—	—	(18.4)	—	(18.4)
Short-term debt proceeds	—	—	21.3	—	21.3
Asset securitization borrowings	—	—	65.0	—	65.0
Asset securitization payments	—	—	(51.0)	—	(51.0)
Long-term debt payments	(15.0)	(2.7)	(0.1)	—	(17.8)
Borrowings from credit facility	1,391.0	—	—	—	1,391.0
Payments on credit facility	(1,042.0)	—	—	—	(1,042.0)
Proceeds from employee stock purchases	1.2	—	—	—	1.2
Repurchases of common stock	(350.2)	—	—	—	(350.2)
Repurchases of common stock to satisfy employee withholding tax obligations	(18.6)	—	—	—	(18.6)
Intercompany financing activity	(11.2)	38.2	(27.0)	—	—
Cash dividends paid	(42.4)	—	—	—	(42.4)
Net cash (used in) provided by financing activities	(87.2)	35.5	(10.2)	—	(61.9)
Decrease in cash and cash equivalents	—	(5.4)	(23.0)	—	(28.4)
Effect of exchange rates on cash and cash equivalents	—	—	(0.4)	—	(0.4)
Cash and cash equivalents, beginning of period	1.6	28.0	38.6	—	68.2
Cash and cash equivalents, end of period	$1.6	$22.6	$15.2	$—	$39.4

19. Subsequent Event:

In July 2019, we repurchased 0.5 million shares of our common stock for $150.0 million under the Share Repurchase Plans through transactions pursuant to a Rule 10b5-1 trading plan.
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

In the second quarter of 2019, we incurred expenses of $20 million related to damages caused by the tornado, which included site clean-up and demolition, factory inefficiencies, freight to move product to other warehouses and sales and marketing promotional costs. We received insurance recoveries of $52 million in the second quarter of 2019 and allocated the first $26 million of these proceeds to cover our expenses and rebuilding costs incurred during the three months ended June 30, 2019, which is included in Gain from insurance recoveries, net of losses incurred in the Consolidated Statements of Operations. The remaining $26 million of insurance recoveries represents amounts for lost profits and is shown in Insurance proceeds for lost profits in the Consolidated Statements of Operations.

For the year ended December 31, 2019, we expect to receive insurance proceeds of $94 million related to lost profits and $154 million to fund the reconstruction of the facility and as reimbursement for other losses and expenses expected to be incurred. We expect to receive a cumulative total of $121 million in insurance proceeds related to lost profits and a cumulative total of $251 million to fund the reconstruction of the facility and as reimbursement for other losses and expenses expected to be incurred.

Financial Overview

Results for the second quarter of 2019, most notably in our Residential Heating & Cooling segment, were impacted by unfavorable weather conditions in North America when compared to the second quarter of 2018. The Residential Heating & Cooling segment saw a 4% decrease in net sales primarily on unfavorable weather and their segment profit was flat, including the impact of insurance proceeds received for lost profits. The Commercial Heating & Cooling segment had a 4% increase in net sales and a $3 million increase in segment profit which were driven by lower volumes and higher price and mix. Sales in our Refrigeration segment decreased by 28% primarily due to the sale of our Australia, New Zealand, Asia, Brazil and Kysor Warren businesses in prior quarters, and segment profit declined $4 million.

Financial Highlights

•
Net sales decreased $76 million, or 6%, to $1,099 million in the second quarter of 2019 primarily due to the sale of our Australia, New Zealand, Asia, Brazil and Kysor Warren businesses in prior quarters.

•	Operating income in the second quarter of 2019 increased $19 million to $214 million due primarily to $26 million of insurance proceeds for lost profits.

•	Net income for the second quarter of 2019 decreased $27 million to $111 million.

•	Diluted earnings per share from continuing operations were $2.81 per share in the second quarter of 2019 compared to $3.39 per share in the second quarter of 2018.

•	For the six months ended June 30, 2019, we returned $51 million to shareholders through dividend payments and have repurchased $250 million of common stock.

Second Quarter of 2019 Compared to Second Quarter of 2018 - Consolidated Results

The following table provides a summary of our financial results, including information presented as a percentage of net sales:

	For the Three Months Ended June 30,
	Dollars (in millions)		Percent Change Fav/(Unfav)	Percent of Sales
	2019	2018		2019	2018
Net sales	$1,099.1	$1,175.4	(6.5)%	100.0%	100.0%
Cost of goods sold	767.0	813.8	5.8	69.8	69.2
Gross profit	332.1	361.6	(8.2)	30.2	30.8
Selling, general and administrative expenses	152.4	161.4	5.6	13.9	13.7
Losses (gains) and other expenses, net	2.1	0.2	(950.0)	0.2	—
Restructuring charges	(0.1)	0.5	120.0	—	—
Loss (gain), net on sale of businesses and related property	0.4	(22.1)	N/A	—	(1.9)
Loss on assets held for sale	—	31.4	N/A	—	2.7
Insurance proceeds for lost profits	(26.0)	—	N/A	(2.4)	—
Gain from insurance recoveries, net of losses incurred	(5.9)	—	N/A	(0.5)	—
Income from equity method investments	(4.6)	(4.9)	(6.1)	(0.4)	(0.4)
Operating income	$213.8	$195.1	9.6%	19.5%	16.6%

Net Sales

Net sales decreased 6% in the second quarter of 2019 compared to the second quarter of 2018. The loss of sales related to our Australia, New Zealand, Asia, Brazil and Kysor Warren businesses contributed 5%, lower sales volume contributed 4% and unfavorable foreign currency exchange rates contributed 1%. These were partially offset by favorable combined price and mix of 4% across all of our segments.

Gross Profit

Gross profit margin in the second quarter of 2019 decreased to 30.2% compared to 30.8% in the second quarter of 2018. We saw decreases in profit margin of 60 basis points ("bps") from higher commodity prices, 100 bps from higher freight and distribution costs, 30 bps from tariffs on Chinese imports and 90 bps from other product costs. Partially offsetting these decreases were positive margin increases of 100 bps from favorable price and mix, 30 bps from favorable product warranty costs, 20 bps from sourcing and engineering-led cost reductions and 70 bps from the divested Australia, New Zealand, Asia, Brazil and Kysor Warren businesses which had lower margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, or SG&A, was $152 million in the second quarter of 2019 compared to $161 million in the second quarter of 2018 primarily due to the sale of our Australia, New Zealand, Asia, Brazil and Kysor Warren businesses. As a percentage of net sales, SG&A increased 20 bps to 13.9% primarily due to a sales decline that was larger than the decline in SG&A from our divested business.

Losses (Gains) and Other Expenses, Net

Losses (gains) and other expenses, net for the second quarter of 2019 and 2018 included the following (in millions):

	For the Three Months Ended June 30,
	2019	2018
Realized losses (gains) on settled future contracts	$0.1	$(0.2)
Foreign currency exchange gains	(0.2)	(0.1)
(Gain) loss on disposal of fixed assets	(0.4)	0.1
Net change in unrealized losses (gains) on unsettled futures contracts	0.1	0.1
Special legal contingency charges	(0.1)	1.5
Asbestos-related litigation	0.4	(0.2)
Environmental liabilities	1.3	0.9
Divestiture costs	—	(2.5)
Other items, net	0.9	0.6
Losses (gains) and other expenses, net (pre-tax)	$2.1	$0.2

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

Restructuring Charges

Restructuring charges were insigificant in the second quarter of 2019. For additional information on our restructuring activities, refer to Note 13 in the Notes to the Consolidated Financial Statements.

Loss on Sale of Businesses

We recognized a loss of $0.4 million in the second quarter of 2019 on the sale of our Kysor Warren business in the first quarter of 2019. Refer to Note 14 in the Notes to the Consolidated Financial Statements for additional information.

Income from Equity Method Investments

We participate in two joint ventures that are engaged in the manufacture and sale of compressors, unit coolers and condensing units. We exert significant influence over these affiliates based upon our ownership, but do not control them due to venture partner participation. Accordingly, these joint ventures have been accounted for under the equity method and their financial position and results of operations are not consolidated. Income from equity method investments of $5 million in the second quarter of 2019 was comparable to the second quarter of 2018.

Pension Settlement

On April 3, 2019, we entered into an agreement with Pacific Life Insurance Company to purchase a group annuity contract and transfer $100.0 million of our pension plan assets and $105.6 million of related pension benefit obligations.  In the second quarter of 2019, we recognized a $60.6 million pension settlement charge in the Statement of Operations and reclassified $5.6 million of pension benefit obligations to AOCL as a result of this transaction. For additional information, refer to Note 9 in the Notes to the Consolidated Financial Statements.

Interest Expense, net

Interest expense, net of $13 million in the second quarter of 2019 was up from $10 million in the second quarter of 2018 due to an increase in our average net borrowings.

Income Taxes

Our effective tax rate was 20.6% for the three months ended June 30, 2019 compared to 24.6% for the three months ended June 30, 2018. The rate for the three months ended June 30, 2019 is lower than the rate for the three months ended June 30, 2018 primarily due to a change in the mix of earnings between the U.S. and foreign jurisdictions. We expect our annual effective tax rate to be between 22% and 23%, excluding the impact of excess tax benefits recorded as a reduction of income taxes under ASU No. 2016-09.

Second Quarter of 2019 Compared to Second Quarter of 2018 - Results by Segment

Residential Heating & Cooling

The following table presents our Residential Heating & Cooling segment's net sales and profit for the second quarter of 2019 and 2018 (dollars in millions):

	For the Three Months Ended June 30,
	2019	2018	Difference	% Change
Net sales	$689.1	$716.0	$(26.9)	(3.8)%
Profit	$153.4	$153.6	$(0.2)	(0.1)%
% of net sales	22.3%	21.5%

Net sales decreased 4% in the second quarter of 2019 compared to the second quarter. Sales volume was lower by 6% and foreign currency exchange rates were unfavorable by 1% and were partially offset by 3% higher combined price and mix.

Segment profit in the second quarter of 2019 was flat compared to the second quarter of 2018 due to $17 million of lower sales volume primarily from unfavorable weather, $9 million of higher freight and distribution expense, $4 million of higher commodity costs, $2 million of lower factory productivity, $2 million of tariffs on Chinese imports, $2 million of higher SG&A expense, $1 million of higher other product costs, $1 million of lower equity method income, and $1 million of unfavorable foreign currency.

Offsetting these were $18 million of higher combined price and mix, $18 million of insurance proceeds for lost profits due to the Marshalltown tornado and $3 million of sourcing and engineering-led cost reductions.

Commercial Heating & Cooling

The following table presents our Commercial Heating & Cooling segment's net sales and profit for the second quarter of 2019 and 2018 (dollars in millions):

	For the Three Months Ended June 30,
	2019	2018	Difference	% Change
Net sales	$261.3	$252.1	$9.2	3.6%
Profit	$53.9	$50.8	$3.1	6.1%
% of net sales	20.6%	20.2%

Net sales increased 4% in the second quarter of 2019 compared to the second quarter of 2018. Price and mix combined increased sales by 6% and was partially offset by 2% lower sales volume.

Segment profit in the second quarter of 2019 increased $3 million compared to the second quarter of 2018 due to $12 million of higher combined price and mix, and $2 million of sourcing and engineering-led cost reductions. Partially offsetting these increases was $2 million of lower sales volume, $2 million of higher commodity costs, $2 million of higher other product costs, $2 million of higher freight and distribution costs, $1 million of lower factory productivity, $1 million of higher tariffs on Chinese imports, and $1 million of higher SG&A expense.

Refrigeration

The following table presents our Refrigeration segment's net sales and profit for the second quarter of 2019 and 2018 (dollars in millions):

	For the Three Months Ended June 30,
	2019	2018	Difference	% Change
Net sales	$148.7	$207.3	$(58.6)	(28.3)%
Profit	$19.1	$23.4	$(4.3)	(18.4)%
% of net sales	12.8%	11.3%

Net sales decreased 28% in the second quarter of 2019 compared to the second quarter of 2018. The loss of sales from the divested Australia, New Zealand, Asia, Brazil and Kysor Warren businesses contributed 30% and unfavorable foreign currency exchange rates contributed 2%, partially offset by 1% higher sales volume and 3% higher price and mix combined.

Segment profit in the second quarter of 2019 decreased $4 million compared to the second quarter of 2018. The decrease was driven by $2 million related to the timing of selling refrigerant allocations in Europe, $1 million of higher commodity costs, $1 million of tariffs on Chinese imports, $1 million of higher other product costs, $1 million of lower factory productivity, $1 million of higher freight and distribution costs, $1 million of lower equity method income, and $1 million of unfavorable foreign currency exchange rates. Partially offsetting these decreases was $1 million of higher sales volume, $1 million of combined price and mix, $1 million of engineering-led cost reductions, $1 million of lower SG&A expense, and $1 million of favorable foreign currency hedges.

Corporate and Other

Corporate and other expenses increased $2 million in the second quarter of 2019 compared to the second quarter of 2018 primarily due to the timing of information technology investments and non-recurring discretionary expenses.

Year-to-Date through June 30, 2019 Compared to Year-to-Date through June 30, 2018 - Consolidated Results

The following table provides a summary of our financial results, including information presented as a percentage of net sales:

	For the Six Months Ended June 30,
	Dollars (in millions)		Percent Change Fav/(Unfav)	Percent of Sales
	2019	2018		2019	2018
Net sales	$1,889.4	$2,010.2	(6.0)	100.0%	100.0%
Cost of goods sold	1,355.8	1,425.5	4.9	71.8	70.9
Gross profit	533.6	584.7	(8.7)	28.2	29.1
Selling, general and administrative expenses	298.2	316.6	5.8	15.8	15.7
Losses (gains) and other expenses, net	3.2	7.5	57.3	0.2	0.4
Restructuring charges	0.4	1.3	69.2	—	0.1
Loss (gain), net sale of businesses and related property	8.8	(11.8)	N/A	0.5	(0.6)
Loss on assets held for sale	—	31.4	N/A	—	1.6
Insurance proceeds for lost profits	(65.5)	—	N/A	(3.5)	—
Gain from insurance recoveries, net of losses incurred	(12.8)	—	N/A	(0.7)	—
Income from equity method investments	(7.2)	(8.4)	(14.3)	(0.4)	(0.4)
Operating income	$308.5	$248.1	24.3	16.3%	12.3%

Net Sales

Net sales decreased 6% in the first six months of 2019 compared to the first six months of 2018 due to a 5% decline related to the sale of our Australia, New Zealand, Asia and Brazil and Kysor Warren businesses, a 3% decline in sales volume and 1% from unfavorable foreign currency exchange rates. These were partially offset by 3% from favorable price and mix combined.

Gross Profit

Gross profit margins in the first six months of 2019 decreased 90 bps to 28.2% compared to the first six months of 2018. Our profit margin decreased 80 bps from higher commodity costs, 110 bps from higher freight and distribution costs, 30 bps from tariffs on Chinese imports and 90 bps from other product costs. These were partially offset by 130 bps from favorable price and mix combined, 60 bps from sourcing and engineering-led cost reductions and 30 bps from the divested Australia, New Zealand, Asia, Brazil and Kysor Warren businesses which had lower margins.

Selling, General and Administrative Expenses

SG&A was $298 million for the first six months of 2019 compared to $317 million for the first six months of 2018, and declined primarily due to the sale of our Australia, New Zealand, Asia, Brazil and Kysor Warren businesses. As a percentage of net sales, SG&A increased 10 bps to 15.8% from 15.7%.

Losses and Other Expenses, Net

Losses and other expenses, net for the first six months of 2019 and 2018 included the following (in millions):

	For the Six Months Ended June 30,
	2019	2018
Realized losses (gains) on settled future contracts	$0.2	$(0.7)
Foreign currency exchange (gains) losses	(0.7)	1.2
Gain (loss) on disposal of fixed assets	(0.2)	0.1
Net change in unrealized losses (gains) on unsettled futures contracts	(0.3)	1.3
Special legal contingency charges	0.2	1.7
Asbestos-related litigation	1.8	1.9
Environmental liabilities	1.3	1.2
Other items, net	0.9	0.8
Losses (gains) and other expenses, net (pre-tax)	$3.2	$7.5

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

Restructuring Charges

Restructuring charges were less than $1 million in the first six months of 2019 and related primarily to projects to realign resources in our Refrigeration segment. For additional information on our restructuring activities, refer to Note 13 in the Notes to the Consolidated Financial Statements.

Income from Equity Method Investments

Income from equity method investments of $7 million in the first six months of 2019 was down from $8 million when compared to the first six months of 2018. The decrease is because the joint ventures have experienced increased costs related to commodities and components and have not passed along these increased costs to customers through price increases.

Pension Settlement

On April 3, 2019, we entered into an agreement with Pacific Life Insurance Company to purchase a group annuity contract and transfer $100.0 million of our pension plan assets and $105.6 million of related pension benefit obligations.  For the six months ended June 30, 2019, we recognized a $60.6 million pension settlement charge in the Statement of Operations and reclassified $5.6 million of pension benefit obligations to AOCL as a result of this transaction. For additional information, refer to Note 9 in the Notes to the Consolidated Financial Statements.

Interest Expense, net

Interest expense, net of $24 million in the first six months of 2019 increased from $18 million in the first six months of 2018 due to an increase in our average net borrowings and higher interest rates.

Income Taxes

Our effective tax rate was 19.0% for the six months ended June 30, 2019 compared to 22.5% for the six months ended June 30, 2018. The rate for the six months ended June 30, 2019 is lower compared to the six months ended June 30, 2018 primarily due to the mix of earnings between U.S. and foreign jurisdictions.

Year-to-Date through June 30, 2019 Compared to Year-to-Date through June 30, 2018 - Results by Segment

Residential Heating & Cooling

The following table presents our Residential Heating & Cooling segment's net sales and profit for the first six months of 2019 and 2018 (dollars in millions):

	For the Six Months Ended June 30,
	2019	2018	Difference	% Change
Net sales	$1,154.6	$1,169.7	$(15.1)	(1.3)%
Profit	$240.1	$204.9	$35.2	17.2%
% of net sales	20.8%	17.5%

Net sales decreased 1% in the first six months of 2019 compared to the first six months of 2018. Sales volume decreased 4% partially offset by 3% combined higher price and mix.

Segment profit for the first six months of 2019 increased $35 million compared to the first six months of 2018 due to $58 million of insurance proceeds for lost profits related to the Marshalltown tornado, $30 million favorable price and mix, $9 million of sourcing and engineering-led cost reductions, and $1 million of higher equity method income. Partially offsetting these increases is $18 million of higher freight and distribution expenses, $17 million of lower sales volume primarily from unfavorable weather in the second quarter of 2019, $11 million of higher commodity costs, $5 million of higher SG&A expense, $4 million of tariffs on imported Chinese components, $4 million of lower factory productivity, $3 million of higher other product costs, and $1 million of unfavorable foreign currency exchange rates.

Commercial Heating & Cooling

The following table presents our Commercial Heating & Cooling segment's net sales and profit for the first six months of 2019 and 2018 (dollars in millions):

	For the Six Months Ended June 30,
	2019	2018	Difference	% Change
Net sales	$434.7	$431.2	$3.5	0.8%
Profit	$68.9	$72.8	$(3.9)	(5.4)%
% of net sales	15.9%	16.9%

Net sales increased 1% in the first six months of 2019 compared to the first six months of 2018. Favorable price and mix combined was 5% higher partially offset by 4% lower sales volume.

Segment profit for the first six months of 2019 decreased $4 million compared to the first six months of 2018 due to $6 million of lower sales volume, $6 million of higher other product costs, $4 million of higher commodity costs, $3 million of lower factory productivity, $3 million of higher freight and distribution expense, $2 million of tariffs on imported Chinese components, and $2 million of higher SG&A expense. Partially offsetting these declines was $19 million of favorable combined price and mix and $3 million of sourcing and engineering-led cost reductions.

Refrigeration

The following table presents our Refrigeration segment's net sales and profit for the first six months of 2019 and 2018 (dollars in millions):

	For the Six Months Ended June 30,
	2019	2018	Difference	% Change
Net sales	$300.1	$409.3	$(109.2)	(26.7)%
Profit	$27.5	$32.1	$(4.6)	(14.3)%
% of net sales	9.2%	7.8%

Refrigeration net sales decreased 27% in the first six months of 2019 compared to the first six months of 2018. The loss of sales from our divested Australia, New Zealand, Asia and Brazil and Kysor Warren businesses contributed 26% and unfavorable foreign currency exchange rates contributed 2%, partially offset by 1% favorable price and mix combined.

Segment profit for the first six months of 2019 decreased $5 million compared to the first six months of 2018 due to $3 million of higher commodity costs, $2 million of higher freight and distribution expense, $2 million lower profit due to the divested Australia, Asia, Brazil and Kysor Warren businesses, $1 million of tariffs on imported Chinese components, $1 million of higher other product costs, $1 million of lower equity method income, and $1 million of unfavorable foreign currency exchange rates. Partially offsetting these decreases was $3 million of favorable combined price and mix, $2 million of sourcing and engineering-led cost reductions, and $1 million of favorable foreign currency hedges.

Corporate and Other

Corporate and other expenses increased $2 million to $36 million in the first six months of 2019 from $34 million in the first six months of 2018 due primarily to the timing of information technology investments and non-recurring discretionary expenses.

Liquidity and Capital Resources

Our working capital and capital expenditure requirements are generally met through internally generated funds, bank lines of credit and an asset securitization arrangement. Working capital needs are generally greater in the first and second quarters due to the seasonal nature of our business cycle.

Statement of Cash Flows

The following table summarizes our cash flow activity for the six months ended June 30, 2019 and 2018 (in millions):

	For the Six Months Ended June 30,
	2019	2018
Net cash used in operating activities	$(111.0)	$(35.0)
Net cash provided by investing activities	1.9	68.5
Net cash provided by (used in) financing activities	97.0	(61.9)

Net Cash Provided by Operating Activities - The net cash used in operating activities in the first six months of 2019 and 2018 reflects the seasonal increase in working capital requirements. The increase in cash used in operating activities in the first six months of 2019 as compared to 2018 was primarily due to the timing of working capital payments.

Net Cash Provided by (Used in) Investing Activities - Capital expenditures were $54 million in the first six months of 2019 compared to $43 million in the first six months of 2018. Capital expenditures in 2019 were primarily related to the reconstruction of the Marshalltown facility as well as equipment and investments in systems and software to support the overall enterprise. Net proceeds of $44 million in the first quarter of 2019 were provided by the sale of our Kysor Warren business. We also received $13 million in insurance proceeds to fund the reconstruction of our Marshalltown facility.

Net Cash Provided by (Used in) Financing Activities - Net cash provided by financing activities in the first six months of 2019 was $97 million compared to net cash used of $62 million in the first six months of 2018. The increase in cash provided by financing activities is largely due to a reduction in the amount of share repurchases in 2019 compared to 2018 and higher net borrowings on our revolving credit facility. During the first six months of 2019, we repurchased $250 million of shares as compared to $350 million of shares in the first six months of 2018. We also returned $51 million to shareholders through dividend payments in the first six months of 2019. For additional information on share repurchases, refer to Note 11 in the Notes to the Consolidated Financial Statements.

Debt Position

The following table details our lines of credit and financing arrangements as of June 30, 2019 (in millions):

Outstanding Borrowings
Current maturities of long-term debt:
Asset Securitization Program	$290.0
Capital lease obligations	$6.6
Domestic credit facility(1)	15.0
Debt issuance costs	(0.6)
Total current maturities of long-term debt	$311.0
Long-term debt:
Asset Securitization Program (2)	—
Capital lease obligations	23.4
Domestic credit facility(1)	785.0
Senior unsecured notes	350.0
Debt issuance costs	(2.6)
Total long-term debt	1,155.8
Total debt	$1,466.8

(1) The available future borrowings on our domestic credit facility are $357.5 million after being reduced by the outstanding borrowings and $2.5 million in outstanding standby letters of credit. We also had $29.6 million in outstanding standby letters of credit outside of the domestic credit facility as of June 30, 2019.
(2) The maximum securitization amount ranges from $225.0 million to $380.0 million, depending on the period. The maximum capacity of the ASP is the lesser of the maximum securitization amount or 100% of the net pool balance less reserves, as defined under the ASP.

Financial Leverage

We periodically review our capital structure to ensure the appropriate levels of leverage and liquidity. We may access the capital markets, as necessary, based on business needs and to take advantage of favorable interest rate environments or other market conditions. We also evaluate our debt-to-capital and debt-to-EBITDA ratios to determine, among other considerations, the appropriate targets for capital expenditures and share repurchases under our share repurchase programs. Our debt-to-total-capital ratio increased to 117.4% at June 30, 2019 from 116.8% at December 31, 2018.
As of June 30, 2019, our senior credit ratings were Baa3 with a stable outlook, and BBB with a stable outlook, by Moody's Investors Service, Inc. ("Moody's") and Standard & Poor's Rating Group ("S&P"), respectively. The security ratings are not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating. Our goal is to maintain investment grade ratings from Moody's and S&P to help ensure the capital markets remain available to us.

Liquidity

We believe our cash and cash equivalents of $36 million, future cash generated from operations and available future borrowings are sufficient to fund operations, planned capital expenditures, future contractual obligations, potential share repurchases and dividends and other needs in the foreseeable future. Included in our cash and cash equivalents of $36 million as of June 30, 2019 was $14.0 million of cash held in foreign locations. Our cash held in foreign locations is used for investing and operating activities in those locations, and we generally do not have the need or intent to repatriate those funds to the United States. An actual repatriation in the future from our non-U.S. subsidiaries could be subject to foreign withholding taxes and U.S. state taxes.

Our expected capital expenditures for 2019 are $100 million, excluding capital expenditures made in conjunction with repair of our Marshalltown facility as those repairs will be covered by insurance. We also expect to return a total of $400 million to shareholders through share repurchases in 2019.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our current management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

In the first quarter of 2019, we implemented new controls as part of our efforts to adopt ASU 2016-02. We implemented new controls related to the adoption process, a new IT system to capture, calculate, and account for leases, and gather the necessary data to properly account for leases under ASC 842. There were no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In the second quarter of 2019, we purchased shares of our common stock as follows:

	Total Number of Shares Purchased (1)	Average Price Paid per Share (including fees)	Total Number of Shares Purchased As Part of Publicly Announced Plans	Approximate Dollar Value of Shares that may yet be Purchased under our Share Repurchase Plans (in millions) (2)
April 1 through April 27	551,422	$271.88	551,827	195.8
April 27 through May 25	1,655	274.05	—	195.8
May 26 through June 30	2,234	274.01	—	195.8
	555,311		551,827
(1) Includes 3,484 shares of common stock we repurchased in April, May and June of 2019 surrendered to LII to satisfy employee tax-withholding obligations in connection with the exercise of long-term incentive awards.
(2) After $100.0 million and $150.0 million share repurchase from stock market transactions during the first quarter and second quarter, respectively. The stock repurchase was executed pursuant to a previously announced repurchase plan. See Note 11 in the Notes to the Consolidated Financial Statements for further details.

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

4.4
Sixth Supplemental Indenture, dated as of November 3, 2016, among LII, each other existing Guarantor under the Indenture, dated as of May 3, 2010, as subsequently supplemented, and US Bank National Association, as trustee (filed as Exhibit 4.2 to LII’s Current Report on Form 8-K filed on November 3, 2016, and incorporated herein by reference).

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

4.6	Form of 3.000% Notes due 2023 (filed as Exhibit A in Exhibit 4.2 to LII’s Current Report on Form 8-K filed on November 3, 2016, and incorporated herein by reference).
10.1	Lennox International Inc. 2019 Equity and Incentive Compensation Plan (filed as Exhibit 10.1 to LII’s Current Report on Form 8-K filed on May 24, 2019, and incorporated herein by reference).
31.1	Certification of the principal executive officer (filed herewith).
31.2	Certification of the principal financial officer (filed herewith).
32.1	Certification of the principal executive officer and the principal financial officer pursuant to 18 U.S.C. Section 1350 (furnished herewith).
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

Date: July 22, 2019