Form 10-Q
period 2019-09-30
LENNOX INTERNATIONAL INC
filed 2019-10-21
CIK 1069202

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
_________________________________________________
FORM 10-Q
 _________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
As of October 11, 2019, the number of shares outstanding of the registrant’s common stock, par value $0.01 per share, was 38,531,575.

LENNOX INTERNATIONAL INC.
FORM 10-Q
For the three and nine months ended September 30, 2019

i

Part I - Financial Information
Item 1. Financial Statements
LENNOX INTERNATIONAL INC. AND SUBSIDIARIES Consolidated Balance Sheets

(Amounts in millions, except shares and par values)	As of September 30, 2019	As of December 31, 2018
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$46.1	$46.3
Short-term investments	2.4	—
Accounts and notes receivable, net of allowances of $7.1 and $6.3 in 2019 and 2018, respectively	622.2	472.7
Inventories, net	585.3	509.8
Other assets	61.3	60.6
Total current assets	1,317.3	1,089.4
Property, plant and equipment, net of accumulated depreciation of $807.0 and $778.5 in 2019 and 2018, respectively	418.8	408.3
Right-of-use assets from operating leases	172.9	—
Goodwill	186.4	186.6
Deferred income taxes	47.6	67.0
Other assets, net	71.8	65.9
Total assets	$2,214.8	$1,817.2

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Current maturities of long-term debt	$394.3	$300.8
Current operating lease liabilities	51.6	—
Accounts payable	393.0	433.3
Accrued expenses	271.0	272.3
Income taxes payable	—	2.1
Total current liabilities	1,109.9	1,008.5
Long-term debt	1,056.8	740.5
Long-term operating lease liabilities	123.0	—
Pensions	72.5	82.8
Other liabilities	129.9	135.0
Total liabilities	2,492.1	1,966.8
Commitments and contingencies
Stockholders' deficit:
Preferred stock, $.01 par value, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 200,000,000 shares authorized, 87,170,197 shares issued	0.9	0.9
Additional paid-in capital	1,090.0	1,078.8
Retained earnings	2,064.4	1,855.0
Accumulated other comprehensive loss	(127.2)	(188.8)
Treasury stock, at cost, 48,642,428 shares and 47,312,248 shares for 2019 and 2018, respectively	(3,305.4)	(2,895.5)
Total stockholders' deficit	(277.3)	(149.6)
Total liabilities and stockholders' deficit	$2,214.8	$1,817.2
The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES Consolidated Statements of Operations (Unaudited)

(Amounts in millions, except per share data)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Net sales	$1,032.9	$1,030.2	$2,922.2	$3,040.4
Cost of goods sold	734.6	728.3	2,090.3	2,153.8
Gross profit	298.3	301.9	831.9	886.6
Operating Expenses:
Selling, general and administrative expenses	143.4	149.4	441.6	466.1
Losses (gains) and other expenses, net	2.2	2.7	5.3	10.0
Restructuring charges	6.1	0.5	6.5	1.9
Loss (gain), net on sale of businesses and related property	0.2	6.2	9.1	25.8
(Gain) loss from insurance recoveries, net of losses incurred	(7.1)	0.3	(85.4)	0.3
Income from equity method investments	(3.3)	(2.4)	(10.5)	(10.8)
Operating income	156.8	145.2	465.3	393.3
Pension settlement	—	—	60.6	—
Interest expense, net	12.5	10.3	36.5	28.5
Other expense (income), net	0.6	1.1	1.7	2.4
Income from continuing operations before income taxes	143.7	133.8	366.5	362.4
Provision for income taxes	29.0	25.8	71.5	77.3
Income from continuing operations	114.7	108.0	295.0	285.1
Discontinued Operations:
(Loss) income from discontinued operations before income taxes	—	—	(0.4)	0.4
Income tax expense	—	—	(0.1)	2.1
Loss from discontinued operations	—	—	(0.3)	(1.7)
Net income	$114.7	$108.0	$294.7	$283.4

Earnings per share – Basic:
Income from continuing operations	$2.97	$2.68	$7.54	$6.98
Loss from discontinued operations	—	—	(0.01)	(0.04)
Net income	$2.97	$2.68	$7.53	$6.94
Earnings per share – Diluted:
Income from continuing operations	$2.94	$2.65	$7.46	$6.90
Loss from discontinued operations	—	—	—	(0.04)
Net income	$2.94	$2.65	$7.46	$6.86

Weighted Average Number of Shares Outstanding - Basic	38.6	40.3	39.1	40.8
Weighted Average Number of Shares Outstanding - Diluted	39.0	40.7	39.5	41.3

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES Consolidated Statements of Comprehensive Income (Unaudited)

(Amounts in millions)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$114.7	$108.0	$294.7	$283.4
Other comprehensive income:
Foreign currency translation adjustments	(6.2)	3.6	(2.4)	(9.4)
Reclassification of foreign currency translation adjustments into earnings	—	5.0	2.1	27.9
Net change in pension and post-retirement liabilities	7.6	(2.5)	10.1	(6.3)
Reclassification of pension and post-retirement benefit losses into earnings	1.5	2.4	4.4	7.0
Pension settlement	—	—	60.6	—
Change in available-for-sale marketable equity securities	—	—	—	(1.8)
Net change in fair value of cash flow hedges	(3.1)	(3.8)	(2.3)	(8.9)
Reclassification of cash flow hedge losses (gains) into earnings	2.5	(0.3)	6.9	(7.3)
Other comprehensive income (loss) before income taxes	2.3	4.4	79.4	1.2
Income tax expense (benefit)	0.1	1.0	(17.8)	(19.4)
Other comprehensive income (loss), net of tax	2.4	5.4	61.6	(18.2)
Comprehensive income	$117.1	$113.4	$356.3	$265.2
The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
For the Three and Nine months ended September 30, 2019 and 2018 (Unaudited)
(In millions, except per share data)

	Common Stock Issued	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock at Cost		Total Stockholders' (Deficit) Equity
(For the three months ended September 30, 2019)					Shares	Amount
Balance as of June 30, 2019	$0.9	$1,085.8	$1,979.4	$(129.6)	48.1	$(3,154.0)	$(217.5)
Net income	—	—	114.7	—	—	—	114.7
Dividends, $0.77 per share	—	—	(29.7)	—	—	—	(29.7)
Foreign currency translation adjustments	—	—	—	(6.2)	—	—	(6.2)
Pension and post-retirement liability changes, net of tax	—	—	—	9.0	—	—	9.0
Stock-based compensation expense	—	4.2	—	—	—	—	4.2
Change in cash flow hedges, net of tax benefit of $0.1	—	—	—	(0.4)	—	—	(0.4)
Treasury shares reissued for common stock	—	—	—	—	—	1.0	1.0
Treasury stock purchases	—	—	—	—	0.5	(152.4)	(152.4)
Balance as of September 30, 2019	$0.9	$1,090.0	$2,064.4	$(127.2)	48.6	$(3,305.4)	$(277.3)

	Common Stock Issued	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock at Cost		Total Stockholders' (Deficit) Equity
(For the three months ended September 30, 2018)					Shares	Amount
Balance as of June 30, 2018	$0.9	$1,068.4	$1,722.8	$(181.0)	46.9	$(2,791.3)	$(180.2)
Net income	—	—	108.0	—	—	—	108.0
Dividends, $0.64 per share	—	—	(25.8)	—	—	—	(25.8)
Foreign currency translation adjustments	—	—	—	8.6	—	—	8.6
Stock-based compensation expense	—	7.4	—	—	—	—	7.4
Change in cash flow hedges, net of tax benefit of $1.0	—	—	—	(3.2)	—	—	(3.2)
Treasury shares reissued for common stock	—	(0.3)	—	—	—	1.1	0.8
Treasury stock purchases	—	—	—	—	—	(2.4)	(2.4)
Balance as of September 30, 2018	$0.9	$1,075.5	$1,805.0	$(175.6)	46.9	$(2,792.6)	$(86.8)

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
For the Three and Nine months ended September 30, 2019 and 2018 (Unaudited)
(In millions, except per share data)

	Common Stock Issued	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock at Cost		Total Stockholders' (Deficit) Equity
(For the nine months ended September 30, 2019)					Shares	Amount
Balance as of December 31, 2018	$0.9	$1,078.8	$1,855.0	$(188.8)	47.3	$(2,895.5)	$(149.6)
Cumulative effect of adjustment upon adoption of new accounting standards (ASC 842)	—	—	(0.3)	—	—	—	(0.3)
Net income	—	—	294.7	—	—	—	294.7
Dividends, $2.18 per share	—	—	(85.0)	—	—	—	(85.0)
Foreign currency translation adjustments	—	—	—	(0.3)	—	—	(0.3)
Pension and post-retirement liability changes, net of tax expense of $16.4	—	—	—	58.6	—	—	58.6
Stock-based compensation expense	—	15.6	—	—	—	—	15.6
Change in cash flow hedges, net of tax expense of $1.3	—	—	—	3.3	—	—	3.3
Treasury shares reissued for common stock	—	(4.4)	—	—	(0.2)	7.0	2.6
Treasury stock purchases	—	—	—	—	1.5	(416.9)	(416.9)
Balance as of September 30, 2019	$0.9	$1,090.0	$2,064.4	$(127.2)	48.6	$(3,305.4)	$(277.3)

	Common Stock Issued	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock at Cost		Total Stockholders' (Deficit) Equity
(For the nine months ended September 30, 2018)					Shares	Amount
Balance as of December 31, 2017	$0.9	$1,061.5	$1,575.9	$(157.4)	45.4	$(2,430.8)	$50.1
Cumulative effect of adjustment upon adoption of new accounting standards (ASU 2016-16), (ASU 2018-02), (ASU 2016-1)	—	—	18.3	(24.5)	—	—	(6.2)
Net income	—	—	283.4	—	—	—	283.4
Dividends, $1.79 per share	—	—	(72.6)	—	—	—	(72.6)
Foreign currency translation adjustments	—	—	—	18.5	—	—	18.5
Pension and post-retirement liability changes, net of tax expense of $0.2	—	—	—	0.5	—	—	0.5
Stock-based compensation expense	—	21.0	—	—	—	—	21.0
Change in cash flow hedges, net of tax benefit of $5.0	—	—	—	(12.7)	—	—	(12.7)
Treasury shares reissued for common stock	—	(7.0)	—	—	(0.3)	9.3	2.3
Treasury stock purchases	—	—	—	—	1.8	(371.1)	(371.1)
Balance as of September 30, 2018	$0.9	$1,075.5	$1,805.0	$(175.6)	$46.9	$(2,792.6)	$(86.8)

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (Unaudited)

(Amounts in millions)	For the Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$294.7	$283.4
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain), net on sale of businesses and related property	9.1	25.8
Gain from insurance recoveries, net of losses incurred	(11.6)	—
Income from equity method investments	(10.5)	(10.8)
Dividends from Affiliates	9.3	6.6
Restructuring charges, net of cash paid	6.0	0.5
Provision for bad debts	4.0	3.8
Unrealized losses on derivative contracts	(0.1)	1.4
Stock-based compensation expense	15.6	21.0
Depreciation and amortization	53.1	49.4
Deferred income taxes	17.0	(5.6)
Pension expense	65.9	6.5
Pension contributions	(1.7)	(20.3)
Other items, net	(0.4)	0.3
Changes in assets and liabilities, net of effects of divestitures:
Accounts and notes receivable	(178.2)	(114.0)
Inventories	(107.0)	(73.7)
Other current assets	1.5	(8.6)
Accounts payable	(24.5)	46.9
Accrued expenses	7.6	35.6
Income taxes payable and receivable	(8.2)	(1.4)
Other	(17.1)	(15.5)
Net cash provided by operating activities	124.5	231.3
Cash flows from investing activities:
Proceeds from the disposal of property, plant and equipment	1.2	0.1
Purchases of property, plant and equipment	(77.0)	(60.9)
Net proceeds from sale of businesses	43.5	115.9
Purchases of short-term investments	(2.4)	—
Insurance recoveries received for property damage incurred from natural disaster	11.6	4.2
Net cash (used in) provided by investing activities	(23.1)	59.3
Cash flows from financing activities:
Short-term debt payments	(5.3)	(41.1)
Short-term debt proceeds	5.3	39.6
Asset securitization borrowings	155.5	155.0
Asset securitization payments	(58.0)	(53.7)
Long-term debt payments	(35.0)	(32.9)
Borrowings from credit facility	1,938.5	1,820.0
Payments on credit facility	(1,608.5)	(1,766.5)
Proceeds from employee stock purchases	2.5	2.5
Repurchases of common stock	(400.0)	(350.2)
Repurchases of common stock to satisfy employee withholding tax obligations	(16.9)	(21.1)
Cash dividends paid	(80.9)	(68.2)
Net cash used in financing activities	(102.8)	(316.6)
Decrease in cash and cash equivalents	(1.4)	(26.0)
Effect of exchange rates on cash and cash equivalents	1.2	3.9
Cash and cash equivalents, beginning of period	46.3	68.2
Cash and cash equivalents, end of period	$46.1	$46.1

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (Unaudited)

Supplemental disclosures of cash flow information:
Interest paid	$31.5	$25.9
Income taxes paid (net of refunds)	$78.7	$87.2
Insurance recoveries received	$138.0	$45.0
The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. General:

References in this Quarterly Report on Form 10-Q to "we," "our," "us," "LII," or the "Company" refer to Lennox International Inc. and its subsidiaries, unless the context requires otherwise.

Basis of Presentation

The accompanying unaudited Consolidated Balance Sheet as of September 30, 2019, the accompanying unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2019 and 2018, the accompanying unaudited Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2019 and 2018, the accompanying unaudited Consolidated Statements of Stockholders' (Deficit) Equity for the three and nine months ended September 30, 2019 and 2018, and the accompanying unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018 should be read in conjunction with our audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2018. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The accompanying consolidated financial statements contain all material adjustments, consisting principally of normal recurring adjustments, necessary for a fair presentation of our financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to applicable rules and regulations, although we believe that the disclosures herein are adequate to make the information presented not misleading. The operating results for the interim periods are not necessarily indicative of the results that may be expected for a full year.

Our fiscal quarterly periods are comprised of approximately 13 weeks, but the number of days per quarter may vary year-over-year. Our quarterly reporting periods usually end on the Saturday closest to the last day of March, June and September. Our fourth quarter and fiscal year ends on December 31, regardless of the day of the week on which December 31 falls.

Use of Estimates

The preparation of financial statements requires us to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the valuation of accounts receivable, inventories, goodwill, intangible assets and other long-lived assets, contingencies, guarantee obligations, indemnifications, and assumptions used in the calculation of income taxes, pension and post-retirement medical benefits, self-insurance and warranty reserves, and stock-based compensation, among others. These estimates and assumptions are based on our best estimates and judgment.

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

We adopted other new accounting standards during the first quarter of 2019 and their impacts are discussed in their respective Notes to the Consolidated Financial Statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to estimate credit losses. ASU 2016-13 is effective for SEC filers for interim and annual periods beginning after December 15, 2019. We are currently assessing the impact ASU 2016-13, but do not expect it to have a material impact on our financial statements.

2. Revenue Recognition:

The following table disaggregates our revenue by business segment by geography which provides information as to the major source of revenue. See Note 16 for additional information on our reportable business segments and the products and services sold in each segment.

	For the Three Months Ended September 30, 2019
Primary Geographic Markets	Residential Heating & Cooling	Commercial Heating & Cooling	Refrigeration	Consolidated
United States	$597.3	$227.0	$82.5	$906.8
Canada	40.3	26.0	—	66.3
International	—	0.3	59.5	59.8
Total	$637.6	$253.3	$142.0	$1,032.9

	For the Three Months Ended September 30, 2018
Primary Geographic Markets	Residential Heating & Cooling	Commercial Heating & Cooling	Refrigeration	Consolidated
United States	$553.8	$212.4	$114.0	$880.2
Canada	40.9	24.3	2.1	67.3
International	—	0.2	82.5	82.7
Total	$594.7	$236.9	$198.6	$1,030.2

	For the Nine Months Ended September 30, 2019
Primary Geographic Markets	Residential Heating & Cooling	Commercial Heating & Cooling	Refrigeration	Consolidated
United States	$1,677.6	$623.3	$254.1	$2,555.0
Canada	114.6	63.8	0.7	179.1
International	—	0.8	187.3	188.1
Total	$1,792.2	$687.9	$442.1	$2,922.2

	For the Nine Months Ended September 30, 2018
Primary Geographic Markets	Residential Heating & Cooling	Commercial Heating & Cooling	Refrigeration	Consolidated
United States	$1,640.9	$604.5	$322.4	$2,567.8
Canada	123.5	62.7	4.1	190.3
International	—	0.9	281.4	282.3
Total	$1,764.4	$668.1	$607.9	$3,040.4

Residential Heating & Cooling - We manufacture and market a broad range of furnaces, air conditioners, heat pumps, packaged heating and cooling systems, equipment and accessories to improve indoor air quality, comfort control products, replacement parts and supplies and related products for both the residential replacement and new construction markets in North America. These products are sold under various brand names and are sold either through direct sales to a network of independent installing dealers, including through our network of Lennox stores or to independent distributors. For the three months ended September 30, 2019 and 2018, direct sales represented 74% and 77% of revenues, and sales to independent distributors represented the remainder. For the nine months ended September 30, 2019 and 2018, direct sales represented 74% and 76% of revenues, and sales to independent distributors represented the remainder. Given the nature of our business, customer product orders are fulfilled at a point in time and not over a period of time.

Commercial Heating & Cooling - In North America, we manufacture and sell unitary heating and cooling equipment used in light commercial applications, such as low-rise office buildings, restaurants, retail centers, churches and schools. These products are distributed primarily through commercial contractors and directly to national account customers in the planned replacement, emergency replacement and new construction markets. Revenue for the products sold is recognized at a point in time when control transfers to the customer, which is generally at time of shipment. Lennox National Account Services provides installation, service and preventive maintenance for HVAC national account customers in the United States and Canada. Revenue related to service contracts is recognized as the services are performed under the contract based on the relative fair value of the services provided. For the three months ended September 30, 2019 and 2018, equipment sales represented 86% and 86% of revenues and the remainder of our revenue was generated from our service business. For the nine months ended September 30, 2019 and 2018, equipment sales represented 86% and 86% of revenues and the remainder was generated from our service business.

Refrigeration - We manufacture and market equipment for the global commercial refrigeration markets under the Heatcraft Worldwide Refrigeration name. Our products are used in the food retail, food service, cold storage as well as non-food refrigeration markets. We sell these products to distributors, installing contractors, engineering design firms, original equipment manufacturers and end-users. In Europe, we also manufacture and sell unitary heating and cooling products and applied systems. Substantially all segment revenue was related to these types of equipment and systems and is recognized at a point in time when control transfers to the customer, which is generally at time of shipment. Less than 1% of segment revenue relates to services for start-up and commissioning activities.

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

Contract Assets - We do not have material amounts of contract assets since revenue is recognized as control of goods is transferred or as services are performed. There are a small number of installation services that may occur over a period of time, but that period of time is generally very short in duration and right of payment does not exist until the installation is completed. Any contract assets that may arise are recorded in Other assets, net in our Consolidated Balance Sheets.

Contract Liabilities - Our contract liabilities consist of advance payments and deferred revenue. Our contract liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. We classify advance payments and deferred revenue as current or noncurrent based on the timing of when we expect to recognize revenue. Generally all contract liabilities are expected to be recognized within one year and are included in Accrued expenses in our Consolidated Balance Sheets. The noncurrent portion of deferred revenue is included in Other liabilities in our Consolidated Balance Sheets.

Net contract assets (liabilities) consisted of the following:

	September 30, 2019	December 31, 2018	$ Change	% Change
Contract assets	$—	$2.5	$(2.5)	(100.0)%
Contract liabilities - current	(8.4)	(13.0)	4.6	(35.4)%
Contract liabilities - noncurrent	(5.9)	(5.9)	—	—%
Total	$(14.3)	$(16.4)	$2.1

For the three months ended September 30, 2019 and 2018, we recognized revenue of $0.2 million and $1.3 million and for the nine months ended September 30, 2019 and 2018, we recognized revenue of $2.8 million and $4.2 million related to our contract liabilities at January 1, 2019 and 2018, respectively. Impairment losses recognized in our receivables and contract assets were de minimis in 2018 and 2019.

3. Inventories:

The components of inventories are as follows (in millions):

	As of September 30, 2019	As of December 31, 2018
Finished goods	$404.2	$330.5
Work in process	7.2	10.0
Raw materials and parts	233.5	229.1
Subtotal	644.9	569.6
Excess of current cost over last-in, first-out cost	(59.6)	(59.8)
Total inventories, net	$585.3	$509.8

4. Goodwill:
The changes in the carrying amount of goodwill for the first nine months of 2019, in total and by segment, are summarized in the table below (in millions):

	Balance at December 31, 2018	Goodwill Reallocation (1)	Changes in foreign currency translation rates	Balance at September 30, 2019
Residential Heating & Cooling	$26.1	$—	$—	$26.1
Commercial Heating & Cooling	61.4	(0.3)	—	61.1
Refrigeration	99.1	0.3	(0.2)	99.2
Total Goodwill	$186.6	$—	$(0.2)	$186.4

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

Cash Flow Hedges

We have foreign exchange forward contracts and commodity futures contracts designated as cash flow hedges that are scheduled to mature through December 2020 and February 2021, respectively. Unrealized gains or losses from our cash flow hedges are included in Accumulated other comprehensive loss (“AOCL”) and are expected to be reclassified into earnings within the next 18 months based on the prices of the commodities and foreign currencies at the settlement dates. We recorded the following amounts in AOCL related to our cash flow hedges (in millions):

	As of September 30, 2019	As of December 31, 2018
Unrealized losses on unsettled contracts	$3.8	$8.4
Income tax benefit	(0.9)	(2.2)
Losses (gains) included in AOCL, net of tax (1)	$2.9	$6.2

(1) Assuming commodity and foreign currency prices remain constant, we expect to reclassify $2.8 million of derivative losses into earnings within the next 12 months.

6. Income Taxes:

As of September 30, 2019, we had approximately $2.7 million in total gross unrecognized tax benefits. Of this amount $2.7 million, if recognized, would be recorded through the Consolidated Statement of Operations.

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

We lease certain real and personal property under non-cancelable operating leases. Approximately 73% of our right-of-use assets and lease liabilities relate to our leases of real estate with the remaining amounts relating to our leases of IT equipment, fleet vehicles and manufacturing and distribution equipment.

The components of lease expense were as follows (in millions):

	For the Three Months Ended September 30, 2019	For the Nine Months Ended September 30, 2019
Finance lease cost:
Amortization of right-of-use assets	$1.9	$5.2
Interest on lease liabilities	0.2	0.5
Operating lease cost	14.7	44.0
Short-term lease cost	1.1	3.4
Variable lease cost	5.0	15.1
Total lease cost	$22.9	$68.2

Other information
Cash paid for amounts included in the measurement lease liabilities:
Operating cash flows from operating leases	$15.0	$42.4
Financing cash flows from finance leases	$2.0	$5.8
Right-of-use assets obtained in exchange for new finance lease liabilities	$2.5	$8.5
Right-of-use assets obtained in exchange for new operating lease liabilities	$10.3	$31.9

As of September 30, 2019
Finance lease right-of-use assets	$24.4
Operating lease right-of-use assets	$172.9
Finance lease liability, current	$6.9
Finance lease liability, non-current	$23.7
Operating lease liability, current	$51.6
Operating lease liability, non-current	$123.0
Weighted-average remaining lease term - finance leases	5.2 years
Weighted-average remaining lease term - operating leases	4.2 years
Weighted-average discount rate - finance leases	2.10%
Weighted-average discount rate – operating leases	3.81%

Future annual minimum lease payments and finance lease commitments as of September 30, 2019 were as follows (in millions):

	Operating Leases	Finance Leases
2019 (excluding the nine months ended September 30, 2019)	$14.9	$2.0
2020	55.3	7.1
2021	42.9	5.5
2022	30.3	3.6
2023	23.3	1.6
2024 and thereafter	22.5	11.9
Total minimum lease payments	$189.2	$31.7
Less imputed interest	(14.6)	(1.1)
Lease liability	$174.6	$30.6

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

Our obligations under the headquarters lease are secured by a pledge of our interest in the leased property. The lease contains customary lease covenants and events of default as well as events of default if (i) indebtedness of $75 million or more is not paid when due, (ii) there is a change of control or (iii) we fail to comply with certain covenants incorporated from our existing credit facility agreement. We believe we were in compliance with these financial covenants as of September 30, 2019.

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

Liabilities for estimated product warranty costs related to continuing operations are included in the following captions on the accompanying Consolidated Balance Sheets (in millions):

	As of September 30, 2019	As of December 31, 2018
Accrued expenses	$38.2	$37.9
Other liabilities	75.8	73.7
Total warranty liability	$114.0	$111.6

The changes in product warranty liabilities related to continuing operations for the nine months ended September 30, 2019 were as follows (in millions):

Total warranty liability as of December 31, 2018	$111.6
Warranty claims paid	(28.2)
Changes resulting from issuance of new warranties	36.0
Changes in estimates associated with pre-existing liabilities	(4.8)
Changes in foreign currency translation rates and other	(0.2)
Warranty liability from divestitures	(0.4)
Total warranty liability as of September 30, 2019	$114.0

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

During the second quarter of 2017, we identified a product quality issue in a defective vendor-supplied component affecting a product line in the Residential Heating & Cooling segment. This defect was isolated, the vendor is supplying corrected components, and we are manufacturing products with the corrected components. We incurred and recorded insignificant expenses associated with this product quality in 2017. In the second quarter of 2019, the vendor agreed to reimburse us for certain losses incurred due to this quality issue. These reimbursements include cash payments in 2019 and price reductions on annual qualifying purchases from this vendor through 2024. Reimbursements we receive from the vendor will offset the costs we have incurred related to this product quality matter.

Litigation

We are involved in a number of claims and lawsuits incident to the operation of our businesses. Insurance coverages are maintained and estimated costs are recorded for such claims and lawsuits, including costs to settle claims and lawsuits, based on experience involving similar matters and specific facts known.

Some of these claims and lawsuits allege personal injury or health problems resulting from exposure to asbestos that was integrated into certain of our products. We have never manufactured asbestos and have not incorporated asbestos-containing components into our products for several decades. A substantial majority of these asbestos-related claims have been covered by insurance or other forms of indemnity or have been dismissed without payment. The remainder of our closed cases have been resolved for amounts that are not material, individually or in the aggregate. Our defense costs for asbestos-related claims are generally covered by insurance. However, our insurance coverage for settlements and judgments for asbestos-related claims varies depending on several factors and are subject to policy limits. We may have greater financial exposure for future settlements and judgments. The following table summarizes the expenses, net of probable insurance recoveries, for known and future asbestos-related litigation recorded in Losses (gains) and other expenses, net in the Consolidated Statements of Operations.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Expense for asbestos-related litigation	$1.5	$1.4	$3.3	$3.3

It is management's opinion that none of these claims or lawsuits or any threatened litigation will have a material adverse effect on our financial condition, results of operations or cash flows. Claims and lawsuits, however, involve uncertainties and it is possible that their eventual outcome could adversely affect our results of operations for a particular period.

Marshalltown Tornado and Recovery

On July 19, 2018, our manufacturing facility in Marshalltown, Iowa was severely damaged by a tornado. We have insurance for the repair or replacement of our assets that suffered damage or loss, and we are working closely with our insurance carriers and claims adjusters to ascertain the amount of insurance recoveries due to us as a result of the damage and loss we suffered. Our insurance policies also provide business interruption coverage, including lost profits, and reimbursement for other expenses and costs that have been incurred relating to the damages and losses suffered. These costs and insurance recoveries are shown in (Gain) loss from insurance recoveries, net of losses incurred in the Consolidated Statements of Operations.

The following table summarizes the Gain from insurance recoveries, net of losses incurred:

(Amounts in millions)	For the Three months Ended September 30,		For the Nine months Ended September 30,
	2019	2018	2019	2018
Insurance recoveries received	$10.0	$45.0	$138.0	$45.0
Insurance recoveries receivable	—	4.1	—	4.1
Less losses and expenses incurred:
Site clean-up and remediation	(3.5)	28.4	19.8	28.4
Factory inefficiencies due to lower productivity	0.8	4.9	9.3	4.9
Write-off of property, plant and equipment	—	4.2	—	4.2
Write-off of inventory	—	5.2	—	5.2
Other	5.6	6.7	23.5	6.7
Total losses and expenses	$2.9	$49.4	$52.6	$49.4
Total gain (loss) from insurance recoveries	$7.1	$(0.3)	$85.4	$(0.3)
Components of (Gain) loss from insurance recoveries, net of losses incurred:
Insurance proceeds for lost profits	(8.3)	0.3	(73.8)	0.3
(Gain) loss from insurance recoveries, net of losses incurred	1.2	—	(11.6)	—

8. Lines of Credit and Financing Arrangements:

The following table summarizes our outstanding debt obligations and their classification in the accompanying Consolidated Balance Sheets (in millions):

	As of September 30, 2019	As of December 31, 2018
Current maturities of long-term debt:
Asset Securitization Program	$365.5	$268.0
Finance lease obligations	6.9	3.5
Domestic credit facility	22.5	30.0
Debt issuance costs	(0.6)	(0.7)
Total current maturities of long-term debt	$394.3	$300.8
Long-Term Debt:
Finance lease obligations	23.7	15.7
Domestic credit facility	685.5	378.0
Senior unsecured notes	350.0	350.0
Debt issuance costs	(2.4)	(3.2)
Total long-term debt	$1,056.8	$740.5
Total debt	$1,451.1	$1,041.3

Short-Term Debt

Foreign Obligations

Through several of our foreign subsidiaries, we have facilities available to assist in financing seasonal borrowing needs for our foreign locations. We had no outstanding foreign obligations as of September 30, 2019 or December 31, 2018. There were $5.3 million in proceeds and repayments on these facilities for the nine months ended September 30, 2019. Proceeds and repayments on these facilities were $39.6 million and $41.1 million, respectively, for the nine months ended September 30, 2018.

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

	As of September 30, 2019	As of December 31, 2018
Eligible amount available under the ASP on qualified accounts receivable	$380.0	$290.0
Less: Beneficial interest transferred	(365.5)	(268.0)
Remaining amount available	$14.5	$22.0

We pay certain discount fees to use the ASP and to have the facility available to us. These fees relate to both the used and unused portions of the securitization. The used fee is based on the beneficial interest sold and calculated on either the average LIBOR rate or floating commercial paper rate determined by the purchaser of the beneficial interest, plus a program fee of 0.70%. The average rates as of September 30, 2019 and December 31, 2018 were 2.79% and 3.27%, respectively. The unused fee is based on 101% of the maximum available amount less the beneficial interest transferred and is calculated at a 0.35% fixed rate throughout the term of the agreement. We recorded these fees in Interest expense, net in the accompanying Consolidated Statements of Operations.

The ASP contains certain restrictive covenants relating to the quality of our accounts receivable and cross-default provisions with our Sixth Amended and Restated Credit Facility Agreement ("Domestic Credit Facility"), senior unsecured notes and any other indebtedness we may have over $75.0 million. The administrative agent under the ASP is also a participant in our Domestic Credit Facility. The participating financial institutions have investment grade credit ratings. As of September 30, 2019, we believe we were in compliance with all covenant requirements.

Long-Term Debt

Domestic Credit Facility

On January 22, 2019, we amended our Domestic Credit Facility to provide for a $350.0 million increase in revolving commitments. The Domestic Credit Facility currently consists of a $1,000.0 million unsecured revolving credit facility and a $190.0 million unsecured term loan that matures in August 2021 (the "Maturity Date"). Under our Domestic Credit Facility, we had outstanding borrowings of $708.0 million, of which $160.0 million was the term loan balance, as well as $2.5 million committed to standby letters of credit as of September 30, 2019. Subject to covenant limitations, $449.5 million was available for future borrowings. The unsecured term loan also matures on the Maturity Date and requires quarterly principal repayments of $7.5 million. The revolving credit facility includes a subfacility for swingline loans of up to $65.0 million.

Our weighted average borrowing rate on the facility was as follows:

	As of September 30, 2019	As of December 31, 2018
Weighted average borrowing rate	3.31%	3.74%

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

If any event of default occurs and is continuing, lenders with a majority of the aggregate commitments may require the administrative agent to terminate our right to borrow under our Domestic Credit Facility and accelerate amounts due under our Domestic Credit Facility (except for a bankruptcy event of default, in which case such amounts will automatically become due and payable and the lenders’ commitments will automatically terminate). As of September 30, 2019, we believe we were in compliance with all covenant requirements.

Senior Unsecured Notes

We issued $350.0 million of senior unsecured notes in November 2016 (the "Notes") which will mature on November 15, 2023 with interest being paid on May 15 and November 15 at 3.00% per annum semiannually. The Notes are guaranteed, on a senior unsecured basis, by each of our domestic subsidiaries that guarantee indebtedness under our Domestic Credit Facility. The indenture governing the Notes contains covenants that, among other things, limit our ability and the ability of the subsidiary guarantors to: create or incur certain liens; enter into certain sale and leaseback transactions; and enter into certain mergers, consolidations and transfers of substantially all of our assets. The indenture also contains a cross default provision which is triggered if we default on other debt of at least $75.0 million in principal which is then accelerated, and such acceleration is not rescinded within 30 days of the notice date. As of September 30, 2019, we believe we were in compliance with all covenant requirements.

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
The components of net periodic benefit cost for pensions benefits were as follows (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Service cost	$1.2	$1.3	$3.6	$4.0
Interest cost	2.7	3.1	8.1	9.3
Expected return on plan assets	(3.6)	(4.7)	(10.8)	(14.1)
Amortization of prior service cost	0.1	0.1	0.1	0.1
Recognized actuarial loss	1.4	2.3	4.3	6.9
Other	—	0.3	—	0.3
Settlements and curtailments	—	—	60.6	—
Net periodic benefit cost	$1.8	$2.4	$65.9	$6.5

In January 2018, we reduced our estimated long-term rate of return on plan assets for U.S. pension plans from 7.5% to 6.5%. A 25 basis point decrease in the long-term rate of return will result in a $0.4 million increase in net periodic benefit cost for U.S. pension plans.

10. Stock-Based Compensation:

We issue various long-term incentive awards, including performance share units, restricted stock units and stock appreciation rights under the Lennox International Inc. 2019 Incentive Plan, as amended and restated. Stock-based compensation expense related to continuing operations is included in Selling, general and administrative expenses in the accompanying Consolidated Statements of Operations as follows (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Stock-based compensation expense (1)	$4.2	$7.4	$15.6	$21.0
(1) All expense was recorded in our Corporate and Other business segment.

11. Stock Repurchases:

Our Board of Directors has authorized a total of $2.5 billion to repurchase shares of our common stock (collectively referred to as the "Share Repurchase Plans"), including a $500 million share repurchase authorization in March 2018. Under this program, we may repurchase shares from time to time in open market transactions and in privately negotiated transactions based on business, market, applicable legal requirements and other considerations. The repurchase program does not require the repurchase of a specific number of shares and may be terminated at any time. As of September 30, 2019, $46 million of shares may be repurchased under the Share Repurchase Plans.

We repurchased 0.4 million shares for $100.0 million during the first quarter of 2019, 0.6 million shares for $150.0 million during the second quarter of 2019 and 0.5 million shares for $150.0 million during the third quarter of 2019, respectively, from open market transactions.

We also repurchased 0.1 million shares for $16.9 million during the nine months ended September 30, 2019 from employees who surrendered shares to satisfy minimum tax withholding obligations upon the exercise of long-term incentive awards.

12. Comprehensive Income (Loss):

The following table provides information on items not reclassified in their entirety from AOCL to Net income in the accompanying Consolidated Statements of Operations (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Affected Line Item(s) in the Consolidated Statements of Operations
	2019	2018	2019	2018
Gains/(Losses) on cash flow hedges:
Commodity futures contracts/foreign exchange forward contracts	$(2.5)	$0.3	$(6.9)	$7.3	Cost of goods sold
Income tax benefit (expense)	0.5	(0.1)	1.6	(1.7)	Provision for income taxes
Net of tax	$(2.0)	$0.2	$(5.3)	$5.6

Defined Benefit Plan items:
Pension and post-retirement benefit costs	$(1.5)	$(2.4)	$(4.4)	$(7.0)	Cost of goods sold; Selling, general and administrative expenses
Pension settlement	—	—	(60.6)	—	Pension settlement
Income tax benefit	0.4	0.6	16.2	1.7	Provision for income taxes
Net of tax	$(1.1)	$(1.8)	$(48.8)	$(5.3)

Foreign Currency Translation Adjustments:
Foreign currency adjustments on sale of businesses	$—	$(5.0)	$(2.1)	$(27.9)	Loss (gain), net on sale of businesses and related property
Net of tax	$—	$(5.0)	$(2.1)	$(27.9)

Total reclassifications from AOCL	$(3.1)	$(6.6)	$(56.2)	$(27.6)

The following table provides information on changes in AOCL, by component (net of tax), for the nine months ended September 30, 2019 (in millions):

	Gains (Losses) on Cash Flow Hedges	Defined Benefit Pension Plan Items	Foreign Currency Translation Adjustments	Total AOCL
Balance as of December 31, 2018	$(6.2)	$(154.5)	$(28.1)	$(188.8)
Other comprehensive income (loss) before reclassifications	(2.0)	9.8	(2.4)	5.4
Amounts reclassified from AOCL	5.3	48.8	2.1	56.2
Net other comprehensive (loss) income	3.3	58.6	(0.3)	61.6
Balance as of Septemer 30, 2019	$(2.9)	$(95.9)	$(28.4)	$(127.2)

13. Restructuring Charges:

We record restructuring charges associated with management-approved restructuring plans when we reorganize or remove duplicative headcount or infrastructure within our businesses. Restructuring charges include severance costs to eliminate a specified number of employees, infrastructure charges to vacate facilities and consolidate operations, contract cancellation costs, accelerated depreciation for impaired assets and other related activities. The timing of associated cash payments is dependent upon the type of restructuring charge and can extend over a multi-year period. Restructuring charges are not included in our calculation of segment profit (loss), as more fully explained in Note 16.

Restructuring Activities in 2019

In the third quarter of 2019, the Commercial Heating & Cooling and Corporate segments incurred restructuring charges primarily related to activities to re-align resources and its product portfolio. Information regarding the restructuring charges for all ongoing activities is presented in the following table (in millions):

	Charges Incurred in 2019	Charges Incurred to Date	Total Charges Expected to be Incurred
Severance and related expense	$1.5	$3.9	$4.1
Asset write-offs and accelerated depreciation	5.3	5.3	5.3
Lease termination	(0.3)	0.4	0.4
Other	—	—	1.4
Total restructuring charges	$6.5	$9.6	$11.2
While restructuring charges are excluded from our calculation of segment profit (loss), the table below presents the restructuring charges associated with each segment (in millions):

	Charges Incurred in 2019	Charges Incurred to Date	Total Charges Expected to be Incurred
Commercial Heating & Cooling	0.7	2.4	4.0
Refrigeration	0.7	2.1	2.1
Corporate & Other	5.1	5.1	5.1
Total restructuring charges	$6.5	$9.6	$11.2

14. Divestitures:

2019 Divestiture:

During the first quarter of 2019, we obtained Board of Directors' approval and signed an agreement with EPTA S.p.A., a private Italian company, for the sale of our Kysor Warren business. The sale was completed on March 29, 2019. The following table summarizes the net loss recognized in connection with this divestiture:

(Amounts in millions)	For the Nine Months Ended September 30, 2019
Cash received from the buyer	$49.0
Net assets sold	(50.5)
AOCI reclassification adjustments, primarily foreign currency translation	(2.1)
Direct costs to sell	(5.5)
Loss on sale of business	$(9.1)

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

The computations of basic and diluted earnings per share for Income from continuing operations were as follows (in millions, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$114.7	$108.0	$294.7	$283.4
Add: Loss from discontinued operations	—	—	0.3	1.7
Income from continuing operations	$114.7	$108.0	$295.0	$285.1

Weighted-average shares outstanding – basic	38.6	40.3	39.1	40.8
Add: Potential effect of dilutive securities attributable to stock-based payments	0.4	0.4	0.4	0.5
Weighted-average shares outstanding – diluted	39.0	40.7	39.5	41.3

Earnings per share – Basic:
Income from continuing operations	$2.97	$2.68	$7.54	$6.98
Loss from discontinued operations	—	—	(0.01)	(0.04)
Net income	$2.97	$2.68	$7.53	$6.94

Earnings per share – Diluted:
Income from continuing operations	$2.94	$2.65	$7.46	$6.90
Loss from discontinued operations	—	—	—	(0.04)
Net income	$2.94	$2.65	$7.46	$6.86

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

Segment Data

Net sales and segment profit (loss) for each segment, along with a reconciliation of segment profit (loss) to Operating income, are shown below (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Net sales
Residential Heating & Cooling	$637.6	$594.7	$1,792.2	$1,764.4
Commercial Heating & Cooling	253.3	236.9	687.9	668.1
Refrigeration	142.0	198.6	442.1	607.9
	$1,032.9	$1,030.2	$2,922.2	$3,040.4

Segment profit (loss) (1)
Residential Heating & Cooling	$126.5	$113.0	$366.6	$317.9
Commercial Heating & Cooling	47.1	44.8	116.0	117.6
Refrigeration	19.8	24.9	47.3	57.1
Corporate and other	(18.1)	(28.1)	(54.3)	(61.8)
Total segment profit	175.3	154.6	475.6	430.8
Reconciliation to Operating income:
Special inventory write down	—	—	—	0.2
Special product quality adjustment	(0.5)	—	(1.0)	—
Loss (gain), net on sale of businesses and related property	0.2	6.2	9.1	25.8
Loss (gain) from insurance recoveries, net of losses incurred	1.2	0.3	(11.6)	0.3
Prior quarter partial advance of insurance recoveries related to lost profits	8.0	—	—	—
Items in losses (gains) and other expenses, net that are excluded from segment profit (loss) (1)	3.5	2.4	7.3	9.3
Restructuring charges	6.1	0.5	6.5	1.9
Operating income	$156.8	$145.2	$465.3	$393.3
(1) We define segment profit (loss) as a segment's operating income included in the accompanying Consolidated Statements of Operations, excluding:
The following items in Losses (gains) and other expenses, net:

◦	Net change in unrealized losses (gains) on unsettled futures contracts,

◦	Special legal contingency charges,

◦	Asbestos-related litigation,

◦	Environmental liabilities,

◦	Other items, net,

•	Special inventory write down,

•	Special product quality adjustment,

•	Loss (gain) on sale of businesses and related property,

•	Prior quarter partial advance of insurance recoveries related to lost profits,

•	Loss (gain) from insurance recoveries, net of losses incurred; and,

•	Restructuring charges.

Total Assets by Segment

	As of September 30, 2019	As of December 31, 2018
Total Assets:
Residential Heating & Cooling	$1,165.3	$837.4
Commercial Heating & Cooling	423.4	349.5
Refrigeration	415.7	462.9
Corporate and other	210.4	167.4
Total assets	$2,214.8	$1,817.2

The assets in the Corporate and other segment primarily consist of cash, short-term investments, property, plant and equipment and deferred tax assets. Assets recorded in the operating segments represent those assets directly associated with those segments.

17. Fair Value Measurements:

Fair Value Hierarchy

The methodologies used to determine the fair value of our financial assets and liabilities at September 30, 2019 were the same as those used at December 31, 2018.

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

	As of September 30, 2019	As of December 31, 2018
Senior unsecured notes	$357.1	$338.4

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

The condensed consolidating financial statements reflect our investments in our subsidiaries using the equity method of accounting. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. Our condensed consolidating financial statements and our Guarantor Subsidiaries and Non-Guarantor Subsidiaries as of September 30, 2019 and December 31, 2018, and for the three and nine months ended September 30, 2019 and 2018 are shown on the following pages.

Lennox International Inc. and Subsidiaries
Condensed Consolidating Balance Sheets
As of September 30, 2019
 (Unaudited)

(Amounts in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$1.4	$26.0	$18.7	$—	$46.1
Short-term investments	—	—	2.4	—	$2.4
Accounts and notes receivable, net	—	72.0	550.2	—	622.2
Inventories, net	—	509.2	78.3	(2.2)	585.3
Other assets	3.4	42.8	49.4	(34.3)	61.3
Total current assets	4.8	650.0	699.0	(36.5)	1,317.3
Property, plant and equipment, net	—	365.4	53.4	—	418.8
Right-of-use assets from operating leases	—	149.0	23.9	—	172.9
Goodwill	—	166.1	20.3	—	186.4
Investment in subsidiaries	1,651.7	422.1	50.2	(2,124.0)	—
Deferred income taxes	(12.2)	49.5	22.5	(12.2)	47.6
Other assets, net	1.4	54.6	1.6	14.2	71.8
Intercompany (payables) receivables, net	(872.4)	857.5	134.8	(119.9)	—
Total assets	$773.3	$2,714.2	$1,005.7	$(2,278.4)	$2,214.8
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Current maturities of long-term debt	21.9	5.8	366.6	—	394.3
Current operating lease liabilities	—	44.4	7.2	—	51.6
Accounts payable	29.7	317.6	45.7	—	393.0
Accrued expenses	11.2	219.1	40.7	—	271.0
Income taxes (receivable) payable	(45.7)	52.3	44.2	(50.8)	—
Total current liabilities	17.1	639.2	504.4	(50.8)	1,109.9
Long-term debt	1,033.2	21.7	1.9	—	1,056.8
Long-term operating lease liabilities	—	106.1	16.9	—	123.0
Pensions	—	64.9	7.6	—	72.5
Other liabilities	0.3	122.7	6.9	—	129.9
Total liabilities	1,050.6	954.6	537.7	(50.8)	2,492.1
Commitments and contingencies
Total stockholders' (deficit) equity	(277.3)	1,759.6	468.0	(2,227.6)	(277.3)
Total liabilities and stockholders' (deficit) equity	$773.3	$2,714.2	$1,005.7	$(2,278.4)	$2,214.8

Lennox International Inc. and Subsidiaries
Condensed Consolidating Balance Sheets
As of December 31, 2018

(Amounts in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$1.8	$15.4	$29.1	$—	$46.3
Accounts and notes receivable, net	—	44.3	428.4	—	472.7
Inventories, net	—	411.4	103.9	(5.5)	509.8
Other assets	3.3	36.2	54.7	(33.6)	60.6
Total current assets	5.1	507.3	616.1	(39.1)	1,089.4
Property, plant and equipment, net	—	293.3	118.6	(3.6)	408.3
Goodwill	—	166.1	20.5	—	186.6
Investment in subsidiaries	1,311.9	357.8	(0.5)	(1,669.2)	—
Deferred income taxes	1.4	54.4	23.4	(12.2)	67.0
Other assets, net	1.5	48.1	17.8	(1.5)	65.9
Intercompany (payables) receivables, net	(715.5)	675.8	142.6	(102.9)	—
Total assets	$604.4	$2,102.8	$938.5	$(1,828.5)	$1,817.2
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Current maturities of long-term debt	29.4	2.8	268.6	—	300.8
Accounts payable	25.5	295.7	112.1	—	433.3
Accrued expenses	12.1	213.8	46.4	—	272.3
Income taxes (receivable) payable	(38.5)	40.6	50.8	(50.8)	2.1
Total current liabilities	28.5	552.9	477.9	(50.8)	1,008.5
Long-term debt	724.9	15.0	0.6	—	740.5
Pensions	—	75.1	7.7	—	82.8
Other liabilities	0.6	126.4	8.0	—	135.0
Total liabilities	754.0	769.4	494.2	(50.8)	1,966.8
Commitments and contingencies
Total stockholders' (deficit) equity	(149.6)	1,333.4	444.3	(1,777.7)	(149.6)
Total liabilities and stockholders' (deficit) equity	$604.4	$2,102.8	$938.5	$(1,828.5)	$1,817.2

Lennox International Inc. and Subsidiaries
Condensed Consolidating Statements of Operations and Comprehensive Income
For the Three Months Ended September 30, 2019
 (Unaudited)

(Amounts in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$950.0	$139.5	$(56.6)	$1,032.9
Cost of goods sold	—	681.2	109.8	(56.4)	734.6
Gross profit	—	268.8	29.7	(0.2)	298.3
Operating expenses:
Selling, general and administrative expenses	—	139.9	3.5	—	143.4
Losses (gains) and other expenses, net	0.2	1.5	0.6	(0.1)	2.2
Restructuring charges	—	6.0	0.1	—	6.1
Loss on sale of business	—	0.2	—	—	0.2
Gain from insurance recoveries, net of losses incurred	—	(7.1)	—	—	(7.1)
Income from equity method investments	(116.4)	(20.1)	(2.3)	135.5	(3.3)
Operating income	116.2	148.4	27.8	(135.6)	156.8
Interest expense, net	2.1	7.7	2.7	—	12.5
Other expense (income), net	—	0.5	0.1	—	0.6
Income from continuing operations before income taxes	114.1	140.2	25.0	(135.6)	143.7
Provision for income tax (benefit) expense	(0.6)	23.0	6.6	—	29.0
Income from continuing operations	114.7	117.2	18.4	(135.6)	114.7
Net income (loss)	$114.7	$117.2	$18.4	$(135.6)	$114.7
Other comprehensive (loss) income, net of tax	(0.3)	7.7	(5.0)	—	2.4
Comprehensive income	$114.4	$124.9	$13.4	$(135.6)	$117.1

Lennox International Inc. and Subsidiaries
Condensed Consolidating Statements of Operations and Comprehensive Income
For the Nine Months Ended September 30, 2019
(Unaudited)

(Amounts in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,692.1	$407.2	$(177.1)	$2,922.2
Cost of goods sold	—	1,935.6	330.5	(175.8)	2,090.3
Gross profit	—	756.5	76.7	(1.3)	831.9
Operating expenses:
Selling, general and administrative expenses	—	423.6	18.0	—	441.6
(Gains) losses and other expenses, net	(0.2)	4.4	1.3	(0.2)	5.3
Restructuring charges	—	6.2	0.3	—	6.5
Loss on sale of business	—	1.3	7.8	—	9.1
Gain from insurance recoveries, net of losses incurred	—	(85.4)	—	—	(85.4)
Income from equity method investments	(299.6)	(37.2)	(8.2)	334.5	(10.5)
Operating income	299.8	443.6	57.5	(335.6)	465.3
Pension settlement	—	60.6	—	—	60.6
Interest expense, net	6.7	23.1	6.7	—	36.5
Other expense (income), net	—	1.5	0.2	—	1.7
Income from continuing operations before income taxes	293.1	358.4	50.6	(335.6)	366.5
Provision for income tax (benefit) expense	(1.6)	56.6	16.8	(0.3)	71.5
Income from continuing operations	294.7	301.8	33.8	(335.3)	295.0
Loss from discontinued operations, net of tax	—	—	(0.3)	—	(0.3)
Net income	$294.7	$301.8	$33.5	$(335.3)	$294.7
Other comprehensive income (loss), net of tax	4.1	58.1	(0.6)	—	61.6
Comprehensive income	$298.8	$359.9	$32.9	$(335.3)	$356.3

Lennox International Inc. and Subsidiaries
Condensed Consolidating Statements of Operations and Comprehensive Income
For the Three Months Ended September 30, 2018
 (Unaudited)

(Amounts in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$930.5	$283.6	$(183.9)	$1,030.2
Cost of goods sold	—	660.5	252.1	(184.3)	728.3
Gross profit	—	270.0	31.5	0.4	301.9
Operating expenses:
Selling, general and administrative expenses	—	138.4	11.3	(0.3)	149.4
Losses (gains) and other expenses, net	0.2	1.9	0.6	—	2.7
Restructuring charges	—	—	0.5	—	0.5
(Gain) loss, net on sale of businesses and related property	—	40.1	(33.9)	—	6.2
(Gain) loss from insurance recoveries, net of losses incurred	—	(1.7)	2.0	—	0.3
Income from equity method investments	(109.7)	(45.7)	(1.6)	154.6	(2.4)
Operating income	109.5	137.0	52.6	(153.9)	145.2
Interest expense, net	2.0	5.0	3.3	—	10.3
Other expense, net	—	0.7	0.4	—	1.1
Income from continuing operations before income taxes	107.5	131.3	48.9	(153.9)	133.8
Provision for income tax (benefit) expense	(0.5)	13.3	12.9	0.1	25.8
Income from continuing operations	108.0	118.0	36.0	(154.0)	108.0
Loss from discontinued operations, net of tax	—	—	—	—	—
Net income	$108.0	$118.0	$36.0	$(154.0)	$108.0
Other comprehensive (loss) income, net of tax	(2.5)	1.2	6.7	—	5.4
Comprehensive income	$105.5	$119.2	$42.7	$(154.0)	$113.4

Lennox International Inc. and Subsidiaries
Condensed Consolidating Statements of Operations and Comprehensive Income
For the Nine Months Ended September 30, 2018
(Unaudited)

(Amounts in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,704.6	$866.4	$(530.6)	$3,040.4
Cost of goods sold	—	1,938.8	744.0	(529.0)	2,153.8
Gross profit	—	765.8	122.4	(1.6)	886.6
Operating expenses:
Selling, general and administrative expenses	—	423.0	43.6	(0.5)	466.1
Losses (gains) and other expenses, net	1.7	2.3	6.3	(0.3)	10.0
Restructuring charges	—	0.8	1.1	—	1.9
(Gain) loss, net on sale of businesses and related property	—	39.1	(13.3)	—	25.8
(Gain) loss from insurance recoveries, net of losses incurred	—	(1.7)	2.0	—	0.3
Income from equity method investments	(289.9)	(67.4)	(8.4)	354.9	(10.8)
Operating income	288.2	369.7	91.1	(355.7)	393.3
Interest expense, net	6.8	14.4	7.3	—	28.5
Other expense, net	—	2.0	0.4	—	2.4
Income from continuing operations before income taxes	281.4	353.3	83.4	(355.7)	362.4
Provision for income tax (benefit) expense	(2.0)	62.6	16.5	0.2	77.3
Income from continuing operations	283.4	290.7	66.9	(355.9)	285.1
Loss from discontinued operations, net of tax	—	—	(1.7)	—	(1.7)
Net income	$283.4	$290.7	$65.2	$(355.9)	$283.4
Other comprehensive (loss) income, net of tax	$(11.9)	$(7.5)	$1.2	$—	$(18.2)
Comprehensive income	$271.5	$283.2	$66.4	$(355.9)	$265.2

Lennox International Inc. and Subsidiaries
Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended September 30, 2019
 (Unaudited)

(Amounts in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$21.0	$217.7	$(114.2)	$—	$124.5
Cash flows from investing activities:
Proceeds from the disposal of property, plant and equipment	—	0.8	0.4	—	1.2
Purchases of property, plant and equipment	—	(71.6)	(5.4)	—	(77.0)
Net proceeds from sale of business	—	42.9	0.6	—	43.5
Insurance recoveries received for property damage incurred from natural disaster	—	11.6	—	—	11.6
Purchases of short-term investments	—	—	(2.4)	—	(2.4)
Net cash used in investing activities	—	(16.3)	(6.8)	—	(23.1)
Cash flows from financing activities:
Short-term debt payments	—	—	(5.3)	—	(5.3)
Short-term debt proceeds	—	—	5.3	—	5.3
Asset securitization borrowings	—	—	155.5	—	155.5
Asset securitization payments	—	—	(58.0)	—	(58.0)
Long-term debt payments	(30.0)	(3.0)	(2.0)	—	(35.0)
Borrowings from credit facility	1,938.5	—	—	—	1,938.5
Payments on credit facility	(1,608.5)	—	—	—	(1,608.5)
Proceeds from employee stock purchases	2.5	—	—	—	2.5
Repurchases of common stock	(400.0)	—	—	—	(400.0)
Repurchases of common stock to satisfy employee withholding tax obligations	(16.9)	—	—	—	(16.9)
Intercompany financing activity	173.9	(188.2)	14.3	—	—
Cash dividends paid	(80.9)	—	—	—	(80.9)
Net cash (used in) provided by financing activities	(21.4)	(191.2)	109.8	—	(102.8)
(Decrease) increase in cash and cash equivalents	(0.4)	10.2	(11.2)	—	(1.4)
Effect of exchange rates on cash and cash equivalents	—	0.4	0.8	—	1.2
Cash and cash equivalents, beginning of period	1.8	15.4	29.1	—	46.3
Cash and cash equivalents, end of period	$1.4	$26.0	$18.7	$—	$46.1

Lennox International Inc. and Subsidiaries
Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended September 30, 2018
(Unaudited)

(Amounts in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$57.2	$362.5	$(188.4)	$—	$231.3
Cash flows from investing activities:
Proceeds from the disposal of property, plant and equipment	—	—	0.1	—	0.1
Purchases of property, plant and equipment	—	(46.1)	(14.8)	—	(60.9)
Net proceeds from sale of businesses and related property	—	4.0	111.9	—	115.9
Insurance recoveries received for property damage incurred from natural disaster	—	4.2	—	—	4.2
Net cash (used in) provided by investing activities	—	(37.9)	97.2	—	59.3
Cash flows from financing activities:
Short-term debt payments	—	—	(41.1)	—	(41.1)
Short-term debt proceeds	—	—	39.6	—	39.6
Asset securitization borrowings	—	—	155.0	—	155.0
Asset securitization payments	—	—	(53.7)	—	(53.7)
Long-term debt payments	(30.0)	(2.8)	(0.1)	—	(32.9)
Long-term borrowings	—	—	—	—	—
Borrowings from credit facility	1,820.0	—	—	—	1,820.0
Payments on credit facility	(1,766.5)	—	—	—	(1,766.5)
Proceeds from employee stock purchases	2.5	—	—	—	2.5
Repurchases of common stock	(350.2)	—	—	—	(350.2)
Repurchases of common stock to satisfy employee withholding tax obligations	(21.1)	—	—	—	(21.1)
Intercompany financing activity	356.1	(323.0)	(33.1)	—	—
Cash dividends paid	(68.2)	—	—	—	(68.2)
Net cash (used in) provided by financing activities	(57.4)	(325.8)	66.6	—	(316.6)
Decrease in cash and cash equivalents	(0.2)	(1.2)	(24.6)	—	(26.0)
Effect of exchange rates on cash and cash equivalents	—	(2.8)	6.7	—	3.9
Cash and cash equivalents, beginning of period	1.6	28.0	38.6	—	68.2
Cash and cash equivalents, end of period	$1.4	$24.0	$20.7	$—	$46.1

19. Subsequent Event:

On October 15, 2019, we entered into an agreement with Pacific Life Insurance Company to purchase a group annuity contract and transfer $75.0 million of our pension plan assets and $77.9 million of related benefit obligations. This transaction requires a remeasurement of the pension plan and we expect to recognize a $38.5 million non-cash pension settlement pre-tax loss in the fourth quarter of 2019 for this remeasurement.
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

Marshalltown Tornado

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

In the third quarter of 2019, we incurred expenses of $3 million related to damages caused by the tornado, which included site clean-up and demolition, factory inefficiencies, freight to move product to other warehouses and sales and marketing promotional costs. We received insurance recoveries of $10 million in the third quarter of 2019 and allocated the first $2 million of these proceeds to cover our expenses and rebuilding costs incurred during the quarter and allocated the remaining $8 million for lost profits. These amounts are included in (Gain) loss from insurance recoveries, net of losses incurred in the Consolidated Statements of Operations.

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

Financial Overview

Results for the third quarter of 2019 were driven by year over year sales and profit growth in our Residential Heating & Cooling and Commercial Heating & Cooling segments. The Residential Heating & Cooling segment saw a 7% increase in net sales primarily on higher volumes and their segment profit was up $14 million, including the impact of insurance proceeds received for lost profits. The Commercial Heating & Cooling segment had a 7% increase in net sales and a $2 million increase in segment profit which were driven by higher volumes and higher price and mix. Sales in our Refrigeration segment decreased by 28% primarily due to the sale of our South America and Kysor Warren businesses in prior quarters, and segment profit declined $5 million.

Financial Highlights

•
Net sales increased $3 million to $1,033 million in the third quarter of 2019. Growth in our Residential Heating & Cooling and Commercial Heating & Cooling segments were offset by a sales decline in our Refrigeration segment due to the sale of our South America and Kysor Warren businesses in prior quarters.

•	Operating income in the third quarter of 2019 increased $12 million to $157 million due primarily to insurance proceeds for lost profits related to the Marshalltown tornado.

•	Net income for the third quarter of 2019 increased $7 million to $115 million.

•	Diluted earnings per share from continuing operations were $2.94 per share in the third quarter of 2019 compared to $2.65 per share in the third quarter of 2018.

•	For the nine months ended September 30, 2019, we returned $81 million to shareholders through dividend payments and repurchased $400 million of common stock.

Third Quarter of 2019 Compared to Third Quarter of 2018 - Consolidated Results

The following table provides a summary of our financial results, including information presented as a percentage of net sales:

	For the Three Months Ended September 30,
	Dollars (in millions)		Percent Change Fav/(Unfav)	Percent of Sales
	2019	2018		2019	2018
Net sales	$1,032.9	$1,030.2	0.3%	100.0%	100.0%
Cost of goods sold	734.6	728.3	(0.9)	71.1	70.7
Gross profit	298.3	301.9	(1.2)	28.9	29.3
Selling, general and administrative expenses	143.4	149.4	4.0	13.9	14.5
Losses (gains) and other expenses, net	2.2	2.7	18.5	0.2	0.3
Restructuring charges	6.1	0.5	(1,120.0)	0.6	—
Loss (gain) on sale of businesses and related property	0.2	6.2	96.8	—	0.6
(Gain) loss from insurance recoveries, net of losses incurred	(7.1)	0.3	2,466.7	(0.7)	—
Income from equity method investments	(3.3)	(2.4)	37.5	(0.3)	(0.2)
Operating income	$156.8	$145.2	8.0%	15.2%	14.1%

Net Sales

Net sales were up $3 million, or flat in percentage terms, in the third quarter of 2019 compared to the third quarter of 2018. Higher sales volume across all of our segments contributed 4% and favorable combined price and mix in our Residential Heating & Cooling and Commercial Heating & Cooing segments contributed 1%. These were partially offset by a 5% decline related to the loss of sales related to our South America and Kysor Warren businesses.

Gross Profit

Gross profit margin in the third quarter of 2019 decreased to 28.9% compared to 29.3% in the third quarter of 2018. We saw decreases in profit margin of 150 basis points ("bps") from lower factory efficiency and higher other product costs, and 70 bps from higher freight and distribution costs. Partially offsetting these decreases were positive margin increases of 40 bps from favorable price and mix, 40 bps from sourcing and engineering-led cost reductions, 20 bps from lower commodity costs, 10 bps from favorable product warranty costs, and 70 bps from the divested South America and Kysor Warren businesses which had lower margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, or SG&A declined $6 million to $143 million in the third quarter of 2019 compared to $149 million in the third quarter of 2018 primarily due to the sale of our South America and Kysor Warren businesses. As a percentage of net sales, SG&A decreased 60 bps to 13.9% primarily due to a decline in SG&A from our divested business and lower short-term and long-term incentive compensation costs.

Losses (Gains) and Other Expenses, Net

Losses (gains) and other expenses, net for the third quarter of 2019 and 2018 included the following (in millions):

	For the Three Months Ended September 30,
	2019	2018
Realized losses (gains) on settled future contracts	$0.1	$0.2
Foreign currency exchange gains	(0.3)	0.1
Other operating (gains) losses	(1.2)	—
Net change in unrealized losses (gains) on unsettled futures contracts	0.1	0.2
Special legal contingency charges	0.3	0.1
Asbestos-related litigation	1.5	1.4
Environmental liabilities	1.1	0.2
Other items, net	0.6	0.5
Losses (gains) and other expenses, net (pre-tax)	$2.2	$2.7

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

Restructuring Charges

Restructuring charges were $6 million in the third quarter of 2019 and primarily related to activities to re-align resources and the product portfolio in our Commercial Heating & Cooling and Corporate segments. For additional information on our restructuring activities, refer to Note 13 in the Notes to the Consolidated Financial Statements.

Loss on Sale of Businesses

We recognized a loss of $0.2 million in the third quarter of 2019 related to the sale of our Kysor Warren business. Refer to Note 14 in the Notes to the Consolidated Financial Statements for additional information.

Income from Equity Method Investments

We participate in two joint ventures that are engaged in the manufacture and sale of compressors, unit coolers and condensing units. We exert significant influence over these affiliates based upon our ownership, but do not control them due to venture partner participation. Accordingly, these joint ventures have been accounted for under the equity method and their financial position and results of operations are not consolidated. Income from equity method investments of $3 million in the third quarter of 2019 increased $1 million compared to the third quarter of 2018 on improved operating performance of the joint ventures.

Interest Expense, net

Interest expense, net of $13 million in the third quarter of 2019 was up from $10 million in the third quarter of 2018 due to an increase in our average net borrowings.

Income Taxes

Our effective tax rate increased to 20.2% for the third quarter of 2019 compared to 19.3% for the third quarter of 2018 primarily due to the recording of unrecognized tax benefits. We expect our annual effective tax rate to be between 22% and 23%, excluding the impact of excess tax benefits recorded as a reduction of income taxes under ASU No. 2016-09.

Third Quarter of 2019 Compared to Third Quarter of 2018 - Results by Segment

Residential Heating & Cooling

The following table presents our Residential Heating & Cooling segment's net sales and profit for the third quarter of 2019 and 2018 (dollars in millions):

	For the Three Months Ended September 30,
	2019	2018	Difference	% Change
Net sales	$637.6	$594.7	$42.9	7.2%
Profit	$126.5	$113.0	$13.5	11.9%
% of net sales	19.8%	19.0%

Net sales increased 7% in the third quarter of 2019 compared to the third quarter of 2018. Sales volume was higher by 6% and price and mix combined was higher by 1%.

Segment profit in the third quarter of 2019 increased $14 million compared to the third quarter of 2018 due to $16 million of insurance proceeds for lost profits due to the Marshalltown tornado, $9 million of higher sales volume, $3 million of higher combined price and mix, $3 million from lower commodities, $3 million from tariff rebates, and $2 million of sourcing and engineering-led cost reductions. Partially offsetting these increases was $7 million of higher SG&A expense, $6 million from lower factory efficiency, $6 million of higher freight and distribution expense, and $3 million of higher other product costs.

Commercial Heating & Cooling

The following table presents our Commercial Heating & Cooling segment's net sales and profit for the third quarter of 2019 and 2018 (dollars in millions):

	For the Three Months Ended September 30,
	2019	2018	Difference	% Change
Net sales	$253.3	$236.9	$16.4	6.9%
Profit	$47.1	$44.8	$2.3	5.1%
% of net sales	18.6%	18.9%

Net sales increased 7% in the third quarter of 2019 compared to the third quarter of 2018. Sales volume was higher 4% and price and mix combined was higher by 3%.

Segment profit in the third quarter of 2019 increased $2 million compared to the third quarter of 2018 due to $5 million of higher price and mix combined, $3 million of higher sales volume, $1 million of sourcing and engineering-led cost reductions, and $1 million of higher equity method income. Partially offsetting these increases was $2 million from lower factory efficiency, $2 million of higher SG&A expense, $1 million of higher commodities, $1 million of higher tariffs on Chinese imports, $1 million of higher freight and distribution expense, and $1 million of higher other product costs.

Refrigeration

The following table presents our Refrigeration segment's net sales and profit for the third quarter of 2019 and 2018 (dollars in millions):

	For the Three Months Ended September 30,
	2019	2018	Difference	% Change
Net sales	$142.0	$198.6	$(56.6)	(28.5)%
Profit	$19.8	$24.9	$(5.1)	(20.5)%
% of net sales	13.9%	12.5%

Net sales decreased 28% in the third quarter of 2019 compared to the third quarter of 2018. The loss of sales from the divested Kysor Warren and South America businesses contributed 27%, unfavorable foreign currency exchange rates contributed 1% and unfavorable mix contributed 1%, partially offset by 1% higher sales volume.

Segment profit in the third quarter of 2019 decreased $5 million compared to the third quarter of 2018 due to $3 million of lower profit due to the divested Kysor Warren and South America businesses, $2 million from lower factory efficiency, $1 million of higher SG&A, $1 million of higher tariffs on Chinese imports, and $1 million of lower sales of refrigerant allocations in Europe. Partially offsetting these decreases were $1 million of sourcing and engineering-led cost reductions, $1 million of higher sales volume, and $1 million of lower freight and distribution expense.

Corporate and Other

Corporate and other expenses decreased $10 million in the third quarter of 2019 compared to the third quarter of 2018 primarily due to lower short-term and long-term incentive compensation and higher income from equity method investments.

Year-to-Date through September 30, 2019 Compared to Year-to-Date through September 30, 2018 - Consolidated Results

The following table provides a summary of our financial results, including information presented as a percentage of net sales:

	For the Nine Months Ended September 30,
	Dollars (in millions)		Percent Change Fav/(Unfav)	Percent of Sales
	2019	2018		2019	2018
Net sales	$2,922.2	$3,040.4	(3.9)	100.0%	100.0%
Cost of goods sold	2,090.3	2,153.8	2.9	71.5	70.8
Gross profit	831.9	886.6	(6.2)	28.5	29.2
Selling, general and administrative expenses	441.6	466.1	5.3	15.1	15.3
Losses (gains) and other expenses, net	5.3	10.0	47.0	0.2	0.3
Restructuring charges	6.5	1.9	(242.1)	0.2	0.1
Loss (gain), net sale of businesses and related property	9.1	25.8	64.7	0.3	0.8
(Gain) loss from insurance recoveries, net of losses incurred	(85.4)	0.3	28,566.7	(2.9)	—
Income from equity method investments	(10.5)	(10.8)	(2.8)	(0.4)	(0.4)
Operating income	$465.3	$393.3	18.3	15.9%	12.9%

Net Sales

Net sales decreased 4% in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 due to a 5% decline related to the sale of our Australia, New Zealand, Asia and South America and Kysor Warren businesses and 1% from unfavorable foreign currency exchange rates, partially offset by 2% from favorable price and mix combined.

Gross Profit

Gross profit margins for the nine months ended September 30, 2019 decreased 70 bps to 28.5% compared to the nine months ended September 30, 2018. Our profit margin decreased 50 bps from higher commodity costs, 100 bps from higher freight and distribution costs, 20 bps from tariffs on Chinese imports and 110 bps from other product costs. These were partially offset by 100 bps from favorable price and mix combined, 50 bps from sourcing and engineering-led cost reductions, 10 bps from favorable warranty costs, and 50 bps from the divested Australia, New Zealand, Asia, South America and Kysor Warren businesses which had lower margins.

Selling, General and Administrative Expenses

SG&A was $442 million for the nine months ended September 30, 2019 compared to $466 million for the nine months ended September 30, 2018, and declined primarily due to the sale of our Australia, New Zealand, Asia, South America and Kysor Warren businesses. As a percentage of net sales, SG&A decreased 20 bps to 15.1% from 15.3%.

Losses (gains) and Other Expenses, Net

Losses (gains) and other expenses, net for the nine months ended September 30, 2019 and 2018 included the following (in millions):

	For the Nine Months Ended September 30,
	2019	2018
Realized losses (gains) on settled future contracts	$0.4	$(0.6)
Foreign currency exchange (gains) losses	(1.0)	1.2
(Gain) loss on disposal of fixed assets	(0.2)	0.1
Other operating (gains) losses	(1.2)	—
Net change in unrealized losses (gains) on unsettled futures contracts	(0.2)	1.4
Special legal contingency charges	0.5	1.8
Asbestos-related litigation	3.3	3.3
Environmental liabilities	2.4	1.4
Other items, net	1.3	1.4
Losses (gains) and other expenses, net (pre-tax)	$5.3	$10.0

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

Restructuring Charges

Restructuring charges were $7 million in the nine months ended September 30, 2019 and primarily related to activities to re-align resources and the product portfolio in our Commercial Heating & Cooling and Corporate segments. For additional information on our restructuring activities, refer to Note 13 in the Notes to the Consolidated Financial Statements.

Income from Equity Method Investments

Income from equity method investments of $11 million for the nine months ended September 30, 2019 was flat compared to the nine months ended September 30, 2018.

Pension Settlement

On April 3, 2019, we entered into an agreement with Pacific Life Insurance Company to purchase a group annuity contract and transfer $100.0 million of our pension plan assets and $105.6 million of related pension benefit obligations.  For the nine months ended September 30, 2019, we recognized a $60.6 million pension settlement charge in the Statement of Operations and reclassified $5.6 million of pension benefit obligations to AOCL as a result of this transaction. For additional information, refer to Note 9 in the Notes to the Consolidated Financial Statements.

Interest Expense, net

Interest expense, net of $37 million in the nine months ended September 30, 2019 increased from $29 million in the nine months ended September 30, 2018 primarily due to an increase in our average net borrowings.

Income Taxes

Our effective tax rate declined to 19.5% for the nine months ended September 30, 2019 compared to 21.3% for the nine months ended September 30, 2018 primarily due to the mix of earnings between U.S. and foreign jurisdictions.

Year-to-Date through September 30, 2019 Compared to Year-to-Date through September 30, 2018 - Results by Segment

Residential Heating & Cooling

The following table presents our Residential Heating & Cooling segment's net sales and profit for the nine months ended September 30, 2019 and 2018 (dollars in millions):

	For the Nine Months Ended September 30,
	2019	2018	Difference	% Change
Net sales	$1,792.2	$1,764.4	$27.8	1.6%
Profit	$366.6	$317.9	$48.7	15.3%
% of net sales	20.5%	18.0%

Net sales increased 2% in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 due to higher combined price and mix.

Segment profit increased $49 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 due to $74 million of insurance proceeds for lost profits related to the Marshalltown tornado, $33 million of favorable price and mix, $11 million of sourcing and engineering-led cost reductions, and $1 million of higher equity method income. Partially offsetting these increases is $25 million of higher freight and distribution expenses, $11 million of higher SG&A, $9 million from lower factory efficiency, $8 million of higher commodity costs, $7 million of lower sales volume, $8 million of higher other product costs, $1 million of higher tariffs on imported Chinese components, and $1 million of unfavorable foreign exchange rates.

Commercial Heating & Cooling

The following table presents our Commercial Heating & Cooling segment's net sales and profit for the nine months ended September 30, 2019 and 2018 (dollars in millions):

	For the Nine Months Ended September 30,
	2019	2018	Difference	% Change
Net sales	$687.9	$668.1	$19.8	3.0%
Profit	$116.0	$117.6	$(1.6)	(1.4)%
% of net sales	16.9%	17.6%

Net sales increased 3% in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 due to 4% higher combined price and mix partially offset by 1% lower sales volume.

Segment profit decreased $2 million in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 due to $7 million of higher other product costs, $5 million from lower factory efficiency, $5 million of higher commodity costs, $4 million of higher freight and distribution expense, $4 million of higher SG&A expense, $3 million of lower sales volume, and $2 million of higher tariffs on Chinese imports. Partially offsetting these decreases was $23 million of higher price and mix combined, $4 million of sourcing and engineering-led cost reductions, and $1 million of higher equity method income.

Refrigeration

The following table presents our Refrigeration segment's net sales and profit for the nine months ended September 30, 2019 and 2018 (dollars in millions):

	For the Nine Months Ended September 30,
	2019	2018	Difference	% Change
Net sales	$442.1	$607.9	$(165.8)	(27.3)%
Profit	$47.3	$57.1	$(9.8)	(17.2)%
% of net sales	10.7%	9.4%

Net sales decreased 27% in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The loss of sales from our divested Australia, New Zealand, Asia, South America and Kysor Warren businesses contributed 27% and unfavorable foreign currency exchange rates contributed 1%, partially offset by 1% favorable combined price and mix.

Segment profit in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 decreased $10 million due to $4 million of lower profit due to the divested Australia, New Zealand, Asia, South America and Kysor Warren businesses, $3 million of higher commodity costs, $3 million of lower European refrigerant allocation sales, $2 million from lower factory efficiency, $2 million of higher tariffs on Chinese imports, $2 million of higher other product costs, $1 million of higher SG&A expense, $1 million of higher freight and distribution expense, and $1 million of lower equity method income. Partially offsetting these declines was $5 million of sourcing and engineering-led cost reductions, $3 million of higher combined price and mix, and $1 million of higher sales volume.

Corporate and Other

Corporate and other expenses decreased $8 million in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 due to lower short-term and long-term incentive compensation.

Liquidity and Capital Resources

Our working capital and capital expenditure requirements are generally met through internally generated funds, bank lines of credit and an asset securitization arrangement. Working capital needs are generally greater in the first and second quarters due to the seasonal nature of our business cycle.

Statement of Cash Flows

The following table summarizes our cash flow activity for the nine months ended September 30, 2019 and 2018 (in millions):

	For the Nine Months Ended September 30,
	2019	2018
Net cash provided by operating activities	$124.5	$231.3
Net cash (used in) provided by investing activities	(23.1)	59.3
Net cash used in financing activities	(102.8)	(316.6)

Net Cash Provided by Operating Activities - The net cash used in operating activities in the nine months ended September 30, 2019 and 2018 reflects the seasonal increase in working capital requirements. The decrease in cash provided by operating activities in the nine months ended September 30, 2019 compared to the same period in 2018 was primarily due to the timing of working capital payments and the supply disruption in 2018 caused by the tornado at our Marshalltown facility.

Net Cash Provided by (Used in) Investing Activities - Capital expenditures were $77 million in the nine months ended September 30, 2019 compared to $61 million in the same period of 2018. Capital expenditures in 2019 were primarily related to the reconstruction of the Marshalltown facility as well as equipment and investments in systems and software to support the overall enterprise. Net proceeds of $44 million in the first quarter of 2019 were provided by the sale of our Kysor Warren business. We also received $12 million in insurance proceeds to fund the reconstruction of our Marshalltown facility.

Net Cash Provided by (Used in) Financing Activities - Net cash used in financing activities in the nine months ended September 30, 2019 was $103 million compared to $317 million in the same period of 2018. The decrease in cash used in financing activities is largely due to higher net borrowings on our revolving credit facility partially offset by an increase in share repurchases in 2019 compared to 2018. We repurchased $400 million of shares for the nine months ended September 30, 2019 compared to $350 million of shares in the same period of 2018. We also returned $81 million to shareholders through dividend payments in the nine months ended September 30, 2019. For additional information on share repurchases, refer to Note 11 in the Notes to the Consolidated Financial Statements.

Debt Position

The following table details our lines of credit and financing arrangements as of September 30, 2019 (in millions):

Outstanding Borrowings
Current maturities of long-term debt:
Asset Securitization Program	$365.5
Capital lease obligations	$6.9
Domestic credit facility(1)	22.5
Debt issuance costs	(0.6)
Total current maturities of long-term debt	$394.3
Long-term debt:
Asset Securitization Program (2)	—
Capital lease obligations	23.7
Domestic credit facility(1)	685.5
Senior unsecured notes	350.0
Debt issuance costs	(2.4)
Total long-term debt	1,056.8
Total debt	$1,451.1

(1) The available future borrowings on our domestic credit facility are $449.5 million after being reduced by the outstanding borrowings and $2.5 million in outstanding standby letters of credit. We also had $29.6 million in outstanding standby letters of credit outside of the domestic credit facility as of September 30, 2019.
(2) The maximum securitization amount ranges from $225.0 million to $380.0 million, depending on the period. The maximum capacity of the ASP is the lesser of the maximum securitization amount or 100% of the net pool balance less reserves, as defined under the ASP.

Financial Leverage

We periodically review our capital structure to ensure the appropriate levels of leverage and liquidity. We may access the capital markets, as necessary, based on business needs and to take advantage of favorable interest rate environments or other market conditions. We also evaluate our debt-to-capital and debt-to-EBITDA ratios to determine, among other considerations, the appropriate targets for capital expenditures and share repurchases under our share repurchase programs. Our debt-to-total-capital ratio increased to 123.6% at September 30, 2019 from 116.8% at December 31, 2018.
As of September 30, 2019, our senior credit ratings were Baa3 with a stable outlook, and BBB with a stable outlook, by Moody's Investors Service, Inc. ("Moody's") and Standard & Poor's Rating Group ("S&P"), respectively. The security ratings are not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating. Our goal is to maintain investment grade ratings from Moody's and S&P to help ensure the capital markets remain available to us.

Liquidity

We believe our cash and cash equivalents of $46 million, future cash generated from operations and available future borrowings are sufficient to fund operations, planned capital expenditures, future contractual obligations, potential share repurchases and dividends and other needs in the foreseeable future. Included in our cash and cash equivalents of $46 million as of September 30,

2019 was $19 million of cash held in foreign locations. Our cash held in foreign locations is used for investing and operating activities in those locations, and we generally do not have the need or intent to repatriate those funds to the United States. An actual repatriation in the future from our non-U.S. subsidiaries could be subject to foreign withholding taxes and U.S. state taxes.

Our expected capital expenditures for 2019 are $100 million, excluding capital expenditures made in conjunction with repair of our Marshalltown facility as those repairs will be covered by insurance. We also continue to increase shareholder value through the $400 million of share repurchases completed in the nine months ended September 30, 2019.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our current management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, which could materially affect our business, financial condition or results of operations. There have been no material changes to our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In the third quarter of 2019, we purchased shares of our common stock as follows:

	Total Number of Shares Purchased (1)	Average Price Paid per Share (including fees)	Total Number of Shares Purchased As Part of Publicly Announced Plans	Approximate Dollar Value of Shares that may yet be Purchased under our Share Repurchase Plans (in millions) (2)
July 1 through July 27	522,371	$288.25	520,375	45.8
July 27 through August 24	6,849	260.85	—	45.8
August 24 through September 30	318	251.65	—	45.8
	529,538		520,375
(1) Includes 9,163 shares of common stock we repurchased in July, August and September of 2019 surrendered to LII to satisfy employee tax-withholding obligations in connection with the exercise of long-term incentive awards.
(2) After $100.0 million, $150.0 million and $150.0 million share repurchase from stock market transactions during the first, second and third quarters, respectively. The stock repurchase was executed pursuant to a previously announced repurchase plan. See Note 11 in the Notes to the Consolidated Financial Statements for further details.

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

4.6	Form of 3.000% Notes due 2023 (filed as Exhibit A in Exhibit 4.2 to LII’s Current Report on Form 8-K filed on November 3, 2016, and incorporated herein by reference).
31.1	Certification of the principal executive officer (filed herewith).
31.2	Certification of the principal financial officer (filed herewith).
32.1	Certification of the principal executive officer and the principal financial officer pursuant to 18 U.S.C. Section 1350 (furnished herewith).
101	INS XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101	SCH Inline XBRL Taxonomy Extension Schema Document
101	CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document
101	LAB Inline XBRL Taxonomy Extension Label Linkbase Document
101	PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document
101	DEF Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LENNOX INTERNATIONAL INC.

By: /s/ Joseph W. Reitmeier
Joseph W. Reitmeier
Chief Financial Officer
(on behalf of registrant and as principal financial officer)

Date: October 21, 2019