Form 10-K
period 2019-12-31
LENNOX INTERNATIONAL INC
filed 2020-02-18
CIK 1069202

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [X] No [ ]
Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [ ] No [X]
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes [X] No [ ]
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	[X]	Accelerated Filer	[ ]
Non-Accelerated Filer	[ ]	Smaller Reporting Company	☐
		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

As of June 30, 2019, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $11 billion based on the closing price of the registrant’s common stock on the New York Stock Exchange. As of February 7, 2020, there were 38,598,884 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s 2019 Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2019 Annual Meeting of Stockholders to be held on May 21, 2020 are incorporated by reference into Part III of this report.

LENNOX INTERNATIONAL INC.
FORM 10-K
For the Fiscal Year Ended December 31, 2019

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

Shown in the table below are our three business segments, the key products, services and well-known product and brand names within each segment and net sales in 2019 by segment. Segment financial data for 2019, 2018 and 2017, including financial information about foreign and domestic operations, is included in Note 3 of the Notes to our Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” and is incorporated herein by reference.

Segment	Products & Services	Product and Brand Names	2019 Net Sales (in millions)
Residential Heating & Cooling	Furnaces, air conditioners, heat pumps, packaged heating and cooling systems, indoor air quality equipment, comfort control products, replacement parts and supplies	Lennox, Dave Lennox Signature Collection, Armstrong Air, Ducane, Air-Ease, Concord, Magic-Pak, ADP Advanced Distributor Products, Allied, Healthy Climate, Elite Series, Merit Series, Comfort Sync, iComfort and Lennox Stores	$2,291.1
Commercial Heating & Cooling	Unitary heating and air conditioning equipment, applied systems, controls, installation and service of commercial heating and cooling equipment, variable refrigerant flow commercial products	Lennox, Allied Commercial, Magic-Pak, Raider, Landmark, Prodigy, Strategos, Energence, Lennox VRF and Lennox National Account Services	947.4
Refrigeration	Condensing units, unit coolers, fluid coolers, air cooled condensers, air handlers, process chillers, controls, compressorized racks.	Heatcraft Worldwide Refrigeration, Lennox (Europe HVAC), Bohn, Larkin, Climate Control, Chandler Refrigeration, Friga-Bohn, HK Refrigeration, Hyfra and Interlink	568.7
		Total	$3,807.2

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

The “Lennox” brands are sold directly to a network of approximately 7,000 independent installing dealers, making us one of the largest wholesale distributors of residential heating and air conditioning products in North America. The Allied Air Enterprise brands (“Armstrong Air,” “Air-Ease,” “Concord,” “Ducane,” and “Magic-Pak”) include a full line of heating and air conditioning products and are sold through independent distributors in North America.

We continue to invest in our network of 221 Lennox Stores across the United States and Canada. These stores provide an easy access solution for contractors and independent dealers to obtain universal service and replacement parts, supplies, convenience items, tools, Lennox equipment and OEM parts.

Our Advanced Distributor Products (“ADP”) operation builds evaporator coils and air handlers under the “ADP Advanced Distributor Products” brand and also builds evaporator coils under the “Lennox” brand and Allied Air Enterprise brands. ADP sells ADP-branded evaporator coils to over 450 HVAC wholesale distributors across North America.

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

Refrigeration

We manufacture and market equipment for the global commercial refrigeration markets under the Heatcraft Worldwide Refrigeration name.  We sell these products to distributors, installing contractors, engineering design firms, original equipment manufacturers and end-users. Our global manufacturing, distribution, sales and marketing footprint serves customers in over 113 countries worldwide.

North America.  Our commercial refrigeration products for the North American market include condensing units, unit coolers, fluid coolers, air-cooled condensers, air handlers and refrigeration rack systems.  These products preserve food and other perishables in supermarkets, convenience stores, restaurants, warehouses and distribution centers.  In addition, our products are used to cool a wide variety of industrial processes, including data centers, machine tooling, and other critical cooling applications. We routinely provide application engineering for consulting engineers, contractors, store planners, end customers and others to support the sale of commercial refrigeration products. In the first quarter of 2019, we completed the sale of our Kysor Warren business.

International. In Europe, we manufacture and sell unitary HVAC products, which range from 2 to 70 tons of cooling capacity, and applied systems with up to 200 tons of cooling capacity. Our European products consist of small package units, rooftop units, chillers, air handlers and fan coils that serve medium-rise commercial buildings, shopping malls, other retail and entertainment buildings, institutional applications and other field-engineered applications. We manufacture heating and cooling products in several locations in Europe and market these products through both direct and indirect distribution channels in Europe, Russia, Turkey and the Middle East.

We also manufacture and market refrigeration products including condensing units, unit coolers, air-cooled condensers, fluid coolers, compressor racks and industrial process chillers.  We have manufacturing locations in Germany, France and Spain.  In addition, we own a 50% common stock interest in a joint venture in Mexico that produces unit coolers, air-cooled condensers, condensing units, compressors and compressorized racks of the same design and quality as those manufactured by our U.S. business.  This joint venture product line is complemented with imports from the U.S., which are sold through the joint venture’s distribution network.

Business Strategy

Our business strategy is to sustain and expand our premium market position by offering a full spectrum of products to meet our customers’ needs. We plan to expand our market position through organic growth while maintaining our focus on cost reductions to drive margin expansion and support growth in target business segments. This strategy is supported by the following four strategic priorities:

Innovative Product and System Solutions. In all of our markets, we are building on our heritage of innovation by developing residential, commercial and refrigeration products that give families and business owners more precise control over more aspects of their indoor environments, while significantly lowering their energy costs.

Manufacturing and Sourcing Excellence. We maintain our commitment to manufacturing and sourcing excellence by maximizing factory efficiencies and leveraging our purchasing power and sourcing initiatives to expand the use of lower-cost components that meet our high-quality requirements.

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

The North American residential heating and cooling market provides an example of the competitive strength of our marketing and distribution strategy. We use three distinct distribution approaches in this market: the company-owned distribution system, the independent distribution system and direct sales to end-users. We distribute our “Lennox” brands in a company-owned process directly to independent dealers that install these heating and cooling products. We distribute our “Armstrong Air,” “Ducane,” “Air-Ease,” “Concord,” “Magic-Pak” and “ADP Advanced Distributor Products” brands through the traditional independent distribution process pursuant to which we sell our products to distributors who, in turn, sell the products to installing contractors. We also sell our products directly to customers through our Lennox Stores.

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

Compressors, motors and controls constitute our most significant component purchases, while steel, copper and aluminum account for the bulk of our raw material purchases. We own a minority equity interest in a joint venture that manufactures compressors. This joint venture provides us with compressors for our residential and commercial heating and cooling and refrigeration businesses.

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

HVAC markets are driven by seasonal weather patterns. HVAC products and services are sold year round, but the volume and mix of product sales and service change significantly by season. The industry generally ships roughly twice as many units during June as it does in December. Overall, cooling equipment represents a substantial portion of the annual HVAC market. Between the heating season (roughly November through February) and cooling season (roughly May through August) are periods commonly referred to as “shoulder seasons” when the distribution channel transitions its buying patterns from one season to the next. These seasonal fluctuations in mix and volume drive our sales and related segment profit, resulting in somewhat higher sales in the second and third quarters due to the higher volume in the cooling season relative to the heating season.

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

•
Residential Heating & Cooling -United Technologies Corp. (Carrier, Bryant, Payne, Tempstar, Comfortmaker, Heil, Arcoaire, KeepRite, Day & Night); Ingersoll-Rand plc (Trane, American Standard, Ameristar); Paloma Industries, Inc. (Rheem, Ruud, Weather King); Johnson Controls, Inc. (York, Luxaire, Coleman); Daikin Industries, Ltd. (Daikin, Goodman, Amana, GMC); and Melrose Industries PLC (Maytag, Westinghouse, Frigidaire, Tappan, Philco, Kelvinator, Gibson, Broan, NuTone).

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

Employees

As of December 31, 2019, we employed approximately 11,200 employees. Approximately 4,700 of these employees were salaried and 6,500 were hourly. The number of hourly workers we employ may vary in order to match our labor needs during periods of fluctuating demand. Approximately 3,000 employees, including international locations, are represented by unions. We believe we have good relationships with our employees and with the unions representing our employees. We currently do not anticipate any material adverse consequences resulting from negotiations to renew any collective bargaining agreements.

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

Remediation Activity. In addition to affecting our ongoing operations, applicable environmental laws can impose obligations to remediate hazardous substances at our properties, at properties formerly owned or operated by us and at facilities to which we have sent or send waste for treatment or disposal. We are aware of contamination at some of our facilities; however, based on facts presently known, we do not believe that any future remediation costs at such facilities will be material to our results of operations. For more information, see Note 5 in the Notes to our Consolidated Financial Statements.

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

Available Information

Our web site address is www.lennoxinternational.com. We make available, free of charge through our web site, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, including exhibits, and amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably possible after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. The information on our web site is not a part of, or incorporated by reference into, this Annual Report on Form 10-K.

The Securities and Exchange Commission maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers, including Lennox International, that file electronically with the Securities and Exchange Commission.

Information about our Executive Officers

Our executive officers, their present positions and their ages are as follows as of February 7, 2020:

Name	Age	Position
Todd M. Bluedorn	56	Chairman of the Board and Chief Executive Officer
Joseph W. Reitmeier	55	Executive Vice President, Chief Financial Officer
Douglas L. Young	57	Executive Vice President, President and Chief Operating Officer, Residential Heating & Cooling
Gary S. Bedard	55	Executive Vice President, President and Chief Operating Officer, Worldwide Refrigeration
Prakash Bedapudi	53	Executive Vice President, Chief Technology Officer
Daniel M. Sessa	55	Executive Vice President, Chief Human Resources Officer
John D. Torres	61	Executive Vice President, Chief Legal Officer and Secretary
Elliot Zimmer	43	Executive Vice President, President and Chief Operating Officer, North America Commercial Heating & Cooling
Chris A. Kosel	53	Vice President, Chief Accounting Officer and Controller

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

Joseph W. Reitmeier was appointed Executive Vice President, Chief Financial Officer in July 2012. He had served as Vice President of Finance for the Company’s Commercial Heating & Cooling segment since 2007 and as Director of Internal Audit from 2005 to 2007. Before joining the Company, he held financial leadership roles at Cummins Inc. and PolyOne Corporation. He is a director of Watts Water Technologies, Inc., a global provider of plumbing, heating and water quality solutions for residential, industrial, municipal and commercial settings. Mr. Reitmeier holds a bachelor’s degree in accounting from the University of Akron and an MBA from Case Western Reserve University. He is also a Certified Public Accountant.

Douglas L. Young was appointed Executive Vice President, President and Chief Operating Officer of the Company’s Residential Heating & Cooling segment in October 2006. Mr. Young had previously served as Vice President and General Manager of North American Residential Products since 2003 and as Vice President and General Manager of Lennox North American Residential Sales, Marketing, and Distribution from 1999 to 2003. Prior to his career with the Company, Mr. Young was employed in the Appliances division of GE, where he held various management positions before serving as General Manager of Marketing for GE Appliance division’s retail group from 1997 to 1999 and as General Manager of Strategic Initiatives in 1999. He holds a BSBA from Creighton University and a master’s of science in management from Purdue University. Mr. Young serves on the Board of Directors of Beacon Roofing Supply, a general building material distributor and is a past Chairman of the Board of Directors of AHRI (the Air-Conditioning, Heating, and Refrigeration Institute), the trade association for the HVACR and water heating equipment industries.

Gary S. Bedard was appointed Executive Vice President, President and Chief Operating Officer of the Company’s Worldwide Refrigeration business in October 2017. From 2005 through 2017, Mr. Bedard served as Vice President and General Manager for the Company’s Lennox-branded Residential business. He has also held the positions of Vice President, Residential Sales, Vice President Residential Product Management, Director of Brand and Product Management, and District Manager for Lennox Industries’ New York District. Prior to joining the Company in 1998, Mr. Bedard spent eight years at York International in product management and sales leadership roles for commercial applied and unitary systems as well as residential systems. Mr. Bedard has a bachelor’s degree in engineering management from the United States Military Academy at West Point.

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

John D. Torres was appointed Executive Vice President, Chief Legal Officer and Secretary in December 2008. He had previously served as Senior Vice President, General Counsel and Secretary for Freescale Semiconductor, a semiconductor manufacturer that was originally part of Motorola. He joined Motorola’s legal department as Senior Counsel in 1996 and was appointed Vice President, General Counsel of the company’s semiconductor business in 2001. Prior to joining Motorola, Mr. Torres was in private practice in Phoenix, specializing in commercial law, for 13 years. He holds a bachelor of arts from Notre Dame and a juris doctor from the University of Chicago.

Elliot Zimmer was appointed Executive Vice President, President and Chief Operating Officer of the Company’s Commercial Heating & Cooling segment in November 2019. He previously served as Vice President and General Manager, Lennox North America Commercial Equipment business since 2016; Vice President, Worldwide Sourcing from 2011 to 2016; and Director of Business Development from 2010 to 2011. Prior to joining the Company, Mr. Zimmer was Director, Capacity Planning & Operations Strategy at Dr. Pepper Snapple. He began his professional career with McKinsey & Company in 2006. Mr. Zimmer holds a bachelor of science degree in systems engineering from the United States Military Academy, served as a Captain in the United States Army and received an MBA from the Harvard Business School.

Chris A. Kosel was appointed Vice President, Chief Accounting Officer and Controller in May 2017. He had previously served as Vice President, Business Analysis and Planning for the Company since 2016. He also had served as Vice President, Finance and Controller / Director, Finance for the Company’s North America Commercial Business from 2015 - 2016 and Director, Financial Planning and Analysis for the Company’s Residential Business Unit from 2014 to 2015. Prior to 2014 he had served as Director, Finance for the Company’s Lennox Stores business and Director of the Company’s Financial Shared Services function. Prior to joining Lennox, he worked for Ernst & Young. He holds a bachelor’s degree in accounting from Texas A&M University. He is also a Certified Public Accountant.

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

Risk Factors

The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. We believe these are the principal material risks currently facing our business; however, additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. If any of the following risks or those disclosed in our other SEC filings occurs, our business, financial condition or results of operations could be materially adversely affected.

We May Not be Able to Compete Favorably in the Competitive HVACR Business.

Substantially all of the markets in which we operate are competitive. The most significant competitive factors we face are product reliability, product performance, reputation of our company and brands, service and price, with the relative importance of these factors varying among our product lines. Other factors that affect competition in the HVACR market include the development and application of new technologies, an increasing emphasis on the development of more efficient HVACR products and new product introductions. We may not be able to adapt to market changes as quickly or effectively as our current and future competitors. Also, the establishment of manufacturing operations in low-cost countries could provide cost advantages to existing and emerging competitors. Some of our competitors may have greater financial resources than we have, allowing them to invest in more extensive research and development and/or marketing activity and making them better able to withstand adverse HVACR market conditions. Current and future competitive pressures may cause us to reduce our prices or lose market share, or could negatively affect our cash flow, all of which could have a material adverse effect on our results of operations.

Our Financial Performance Is Affected by the Conditions of the U.S. Construction Industry.

Our business is affected by the performance of the U.S. construction industry. Our sales in the residential and commercial new construction markets correlate to the number of new homes and buildings that are built, which in turn is influenced by cyclical factors such as interest rates, inflation, availability of financing, consumer spending habits and confidence, employment rates and other macroeconomic factors over which we have no control. Our sales may not improve, or improvement may be limited or lower than expected.

Cooler than Normal Summers and Warmer than Normal Winters May Depress Our Sales.

Demand for our products and for our services is seasonal and strongly affected by the weather. Cooler than normal summers depress our sales of replacement air conditioning and refrigeration products and services. Similarly, warmer than normal winters have the same effect on our heating products and services.

Changes in Legislation or Government Regulations or Policies Could Have an Adverse Effect on Our Results of Operations.

The sales, gross margins and profitability for each of our segments could be directly impacted by changes in legislation or government regulations or policies. Specifically, changes in environmental and energy efficiency standards and regulations, such as the recent amendments to the Montreal Protocol to phase down the use of hydrofluorocarbons, may particularly have a significant impact on the types of products that we are allowed to develop and sell, and the types of products that are developed and sold by our competitors. Our inability or delay in developing or marketing products that match customer demand and that meet applicable efficiency and environmental standards may negatively impact our results. The demand for our products and services could also be affected by the size and availability of tax incentives for purchasers of our products and services. Future legislation or regulations, including environmental matters, product certification, product liability, taxes, tax incentives and other matters, may impact the results of each of our operating segments and our consolidated results.

Changes in U.S. Trade Policy, Including the Imposition of Tariffs and the Resulting Consequences, Could Have an Adverse Effect on our Results of Operations.

The U.S. government has made changes in U.S. trade policy over the past several years. These changes include renegotiating and terminating certain existing bilateral or multi-lateral trade agreements, such as the North American Free Trade Agreement, and initiating tariffs on certain foreign goods from a variety of countries and regions, most notably China. These changes in U.S. trade policy have resulted in, and may continue to result in, one or more foreign governments adopting responsive trade policies that make it more difficult or costly for us to do business in or import our products or components from those countries. The sales, gross margins and profitability for each of our segments could be directly impacted by changes in tariffs and trade agreements.

We cannot predict the extent to which the U.S. or other countries will impose new or additional quotas, duties, tariffs, taxes or other similar restrictions upon the import or export of our products in the future, nor can we predict future trade policy or the terms of any renegotiated trade agreements and their impact on our business. The continuing adoption or expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies has the potential to adversely impact demand for our products, our costs, our customers, our suppliers, and the U.S. economy, which in turn could have a material adverse effect on our business, operating results and financial condition.

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

Conflicts, wars, natural disasters, infectious disease outbreaks or terrorist acts could also cause significant damage or disruption to our operations, employees, facilities, systems, suppliers, supply chain, distributors, resellers or customers in the United States and internationally for extended periods of time and could also affect demand for our products. For example, in December 2019, a strain of coronavirus surfaced in Wuhan, China.  Lennox has two small offices in Shanghai and Shenzhen, China with 30 employees devoted to supply chain, engineering, and trade compliance matters. We also source components from approximately 24 suppliers located throughout China.  At the time of this filing, the outbreak has been largely concentrated in China, although cases have been confirmed in other countries. The extent to which the coronavirus impacts our results will depend on future developments, which are highly uncertain and unpredictable, including new information concerning the severity of the coronavirus and the actions to contain or treat its impact, among others.

Net sales outside of the United States comprised 13.2% of our net sales in 2019.

Our Ability to Meet Customer Demand may be Limited by Our Single-Location Production Facilities, Reliance on Certain Key Suppliers and Unanticipated Significant Shifts in Customer Demand.

We manufacture many of our products at single-location production facilities, and we rely on certain suppliers who also may concentrate production in single locations. Any significant interruptions in production at one or more of our facilities, or at a facility of one of our suppliers, could negatively impact our ability to deliver our products to our customers. We experienced such an event in July 2018, when our manufacturing facility in Marshalltown, Iowa was severely damaged by a tornado. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Business Overview - Marshalltown Tornado.”

Further, even with all of our facilities running at full production, we could potentially be unable to fully meet demand during an unanticipated period of exceptionally high demand. Our inability to meet our customers’ demand for our products could have a material adverse effect on our business, financial condition and results of operations.

Price Volatility for Commodities and Components We Purchase or Significant Supply Interruptions Could Have an Adverse Effect on Our Cash Flow or Results of Operations.

We depend on raw materials, such as steel, copper and aluminum, and components purchased from third parties to manufacture our products. Some of these third-party suppliers are located outside of the United States. We generally concentrate purchases for a given raw material or component with a small number of suppliers. If a supplier is unable or unwilling to meet our supply requirements, including suffering any disruptions at its facilities or in its supply chain, we could experience supply interruptions or cost increases, either of which could have an adverse effect on our results of operations. Similarly, suppliers of components that we purchase for use in our products may be affected by rising material costs and pass these increased costs on to us. Although we regularly pre-purchase a portion of our raw materials at fixed prices each year to hedge against price increases, an increase in raw materials prices not covered by our fixed price arrangements could significantly increase our cost of goods sold and negatively impact our margins if we are unable to effectively pass such price increases on to our customers. Alternatively, if we increase our prices in response to increases in the prices or quantities of raw materials or components or if we encounter significant supply interruptions, our competitive position could be adversely affected, which may result in depressed sales and profitability.

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

For some of our HVAC products, we provide warranty terms ranging from one to 20 years to customers for certain components such as compressors or heat exchangers. For certain limited products, we provided lifetime warranties. Warranties of such extended lengths pose a risk to us as actual future costs may exceed our current estimates of those costs. Warranty expense is recorded on the date that revenue is recognized and requires significant assumptions about what costs will be incurred in the future. We may be required to record material adjustments to accruals and expense in the future if actual costs for these warranties are different from our assumptions.

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

Security Breaches and Other Disruptions or Misuse of Information Systems We Rely Upon Could Affect Our Ability to Conduct Our Business Effectively.

Our information systems and those of our business partners are important to our business activities. We also outsource various information systems, including data management, to third-party service providers. Despite our security measures as well as those of our business partners and third-party service providers, the information systems we rely upon may be vulnerable to interruption or damage from computer hackings, computer viruses, worms or other destructive or disruptive software, process breakdowns, denial of service attacks, malicious social engineering or other malicious activities, or any combination thereof. Attempts have been made to attack our information systems, but no material harm has resulted. While we have implemented controls and taken other preventative actions to strengthen these systems against future attacks, we can give no assurance that these controls and preventative actions will be effective. Any breach of data security could result in a disruption of our services or improper disclosure of personal data or confidential information, which could harm our reputation, require us to expend resources to remedy such a security breach or defend against further attacks or subject us to liability under laws that protect personal data, resulting in increased operating costs or loss of revenue.

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

As of February 7, 2020, approximately 27% of our workforce, including international locations, was unionized. The results of future negotiations with these unions and the effects of any production interruptions or labor stoppages could have a material adverse effect on our results of operations.

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

Volatility in Capital Markets Could Necessitate Increased Cash Contributions by Us to Our Pension Plans to Maintain Required Levels of Funding.

Volatility in the capital markets may have a significant impact on the funding status of our defined benefit pension plans. If the performance of the capital markets depresses the value of our defined benefit pension plan assets or increases the liabilities, we would be required to make additional contributions to the pension plans. The amount of contributions we may be required to make to our pension plans in the future is uncertain and could be significant, which may have a material adverse effect on our results of operations.

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

Any Future Determination that a Significant Impairment of the Value of Our Goodwill Intangible Asset Occurred Could Have an Adverse Effect on Our Results of Operations.

As of December 31, 2019, we had goodwill of $186.5 million on our Consolidated Balance Sheet. Any future determination that an impairment of the value of goodwill occurred would require a write-down of the impaired portion of goodwill to fair value and would reduce our assets and stockholders’ equity and could have a material adverse effect on our results of operations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following chart lists our principal domestic and international manufacturing, distribution and office facilities as of December 31, 2019 and indicates the business segment that uses such facilities, the approximate size of such facilities and whether such facilities are owned or leased. Also included in the chart are large warehouses that hold significant inventory balances.

Location	Segment	Type or Use of Facility	Approx. Sq. Ft. (In thousands)	Owned/Leased
Marshalltown, IA	Residential Heating & Cooling	Manufacturing & Distribution	1,000	Owned & Leased
Orangeburg, SC	Residential Heating & Cooling	Manufacturing & Distribution	750	Owned & Leased
Saltillo, Mexico	Residential Heating & Cooling	Manufacturing & Distribution	638	Owned
Grenada, MS	Residential Heating & Cooling	Manufacturing & Distribution	395	Owned & Leased
Romeoville, IL	Residential Heating & Cooling	Distribution & Office	697	Leased
McDonough, GA	Residential Heating & Cooling	Distribution	254	Leased
Grove City, OH	Residential Heating & Cooling	Distribution	279	Leased
Pittston, PA	Residential Heating & Cooling	Distribution	144	Leased
Concord, NC	Residential Heating & Cooling	Distribution	123	Leased
Blythewood, SC	Residential Heating & Cooling	Distribution	147	Leased
Eastvale, CA	Residential & Commercial Heating & Cooling	Distribution	377	Leased
Carrollton, TX	Residential & Commercial Heating & Cooling	Distribution	252	Leased
Brampton, Canada	Residential & Commercial Heating & Cooling	Distribution	251	Leased
Houston, TX	Residential & Commercial Heating & Cooling	Distribution	204	Leased
Orlando, FL	Residential & Commercial Heating & Cooling	Distribution	173	Leased
Middletown, PA	Residential & Commercial Heating & Cooling	Distribution	166	Leased
Lenexa, KS	Residential & Commercial Heating & Cooling	Distribution	147	Leased
East Fife, WA	Residential & Commercial Heating & Cooling	Distribution	112	Leased
Calgary, Canada	Residential & Commercial Heating & Cooling	Distribution	145	Leased
Stuttgart, AR	Commercial Heating & Cooling	Manufacturing	750	Owned
Dallas, TX	Commercial Heating & Cooling	Distribution	227	Leased
Jessup, PA	Commercial Heating & Cooling	Distribution	130	Leased
Longvic, France	Refrigeration	Manufacturing	142	Owned
Longvic, France	Refrigeration	Distribution	133	Owned
Burgos, Spain	Refrigeration	Manufacturing	140	Owned
Mions, France	Refrigeration	Research & Development	129	Owned
Genas, France	Refrigeration	Manufacturing, Distribution & Offices	111	Owned
Tifton, GA	Refrigeration	Manufacturing & Distribution	738	Owned & Leased
Stone Mountain, GA	Refrigeration	Manufacturing & Business Unit Headquarters	139	Owned
Richardson, TX	Corporate and other	Corporate Headquarters	356	Owned & Leased
Carrollton, TX	Corporate and other	Research & Development	294	Owned

In addition to the properties described above, we lease numerous facilities in the U.S. and worldwide for use as sales offices, service offices, district and regional warehouses, and Lennox Stores. We routinely evaluate our facilities to ensure adequate capacity, effective cost structure, and consistency with our business strategy. We believe that our properties are in good condition, suitable and adequate for their present requirements and that our principal manufacturing plants are generally adequate to meet our production needs.

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

Holders of Common Stock

As of the close of business on February 7, 2020, approximately 594 holders of record held our common stock.

Comparison of Total Stockholder Return

The following graph compares the cumulative total returns of LII’s common stock with the cumulative total returns of the Standards & Poor’s Midcap 400 Index, a broad index of mid-size U.S. companies of which the Company is a part, and with a peer group of U.S. industrial manufacturing and service companies in the HVACR businesses. The graph assumes that $100 was invested on December 31, 2014, with dividends reinvested. Our peer group includes AAON, Inc., Ingersoll-Rand plc, Comfort Systems USA, Inc., United Technologies Corporation, Johnson Controls Inc., and Watsco, Inc. Peer group returns are weighted by market capitalization.

This performance graph and other information furnished under this Comparison of Total Stockholder Return section shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act.

Our Purchases of Company Equity Securities

Our Board of Directors has authorized a total of $3 billion to repurchase shares of our common stock (collectively referred to as the “Share Repurchase Plans”), including an incremental $500 million share repurchase authorization in December 2019. The Share Repurchase Plans authorize open market repurchase transactions and do not have a stated expiration date. As of December 31, 2019, $546 million is available to repurchase shares under the Share Repurchase Plans.

In the fourth quarter of 2019, we purchased shares of our common stock as follows:

	Total Shares Purchased (1)	Average Price Paid per Share (including fees)	Shares Purchased As Part of Publicly Announced Plans	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans (in millions) (2)
October 1 through October 31	6,012	$243.91	—	46.0
November 1 through November 30	3,910	251.04	—	46.0
December 1 through December 31	17,781	260.39	—	546.0
	27,703		—

(1) Includes the surrender of 27,703 shares of common stock to LII to satisfy employee tax-withholding obligations in connection with the exercise of vested stock appreciation rights and the vesting of restricted stock units.
(2) After $100.0 million, $150.0 million and $150.0 million share repurchases from stock market transactions during the first, second and third quarters, respectively, which were executed pursuant to previously announced Share Repurchase Plans. See Note 6 in the Notes to the Consolidated Financial Statements for further details.

Item 6. Selected Financial Data

The following table presents selected financial data for each of the five years ended December 31, 2019 to 2015 (in millions, except per share data):

	For the Years Ended December 31,
	2019	2018	2017	2016	2015
Statements of Operations Data:
Net Sales	$3,807.2	$3,883.9	$3,839.6	$3,641.6	$3,467.4
Operating Income	656.9	509.9	494.5	429.4	305.4
Income From Continuing Operations	408.8	360.3	307.1	278.6	187.2
Net Income	408.7	359.0	305.7	277.8	186.6
Basic Earnings Per Share From Continuing Operations	10.49	8.87	7.28	6.41	4.17
Diluted Earnings Per Share From Continuing Operations	10.38	8.77	7.17	6.34	4.11
Cash Dividends Declared Per Share	2.95	2.43	1.96	1.65	1.38

Other Data:
Capital Expenditures	$105.6	$95.2	$98.3	$84.3	$69.9
Research and Development Expenses	69.9	72.2	73.6	64.6	62.3

Balance Sheet Data at Period End:
Total Assets	$2,034.9	$1,817.2	$1,891.5	$1,760.3	$1,677.4
Total Debt	1,171.2	1,041.3	1,004.0	868.2	741.1
Stockholders’ (Deficit) Equity	(170.2)	(149.6)	50.1	38.0	101.6

Information in the table above is not necessarily indicative of results of future operations. To understand the factors that may affect comparability, the financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Consolidated Financial Statements and the related Notes to the Consolidated Financial Statements in Item 8, “Other Financial Statement Details,” of this Annual Report on Form 10-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the other sections of this report, including the Consolidated Financial Statements and related Notes to the Consolidated Financial Statements in Item 8, “Other Financial Statement Details,” of this Annual Report on Form 10-K.

Business Overview

We operate in three reportable business segments of the heating, ventilation, air conditioning and refrigeration (“HVACR”) industry. Our reportable segments are Residential Heating & Cooling, Commercial Heating & Cooling, and Refrigeration. For more detailed information regarding our reportable segments, see Note 3 in the Notes to the Consolidated Financial Statements.

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

Marshalltown Tornado

On July 19, 2018, our manufacturing facility in Marshalltown, Iowa was damaged by a tornado. Insurance covered the repair or replacement of our assets that suffered damage or loss and, in 2018 and 2019, we worked closely with our insurance carriers and claims adjusters to ascertain the amount of insurance recoveries due to us as a result of the damage and loss we suffered. Our insurance policies also provided business interruption coverage, including lost profits, and reimbursement for other expenses and costs that were incurred relating to the damages and losses suffered.

For the year ended December 31, 2019, we incurred expenses of $64 million related to damages caused by the tornado, which included site clean-up and demolition, factory inefficiencies, freight to move product to other warehouses, professional fees, and sales and marketing promotional costs.

In December 2019, we reached a final settlement with our insurance carriers for the losses we suffered from the tornado. The settlement allowed for total cumulative insurance recoveries of $367.5 million, of which $243 million was received for the year ended December 31, 2019. We allocated the first $64 million of insurance recoveries received in 2019 to cover our expenses, we allocated $80 million for capital expenditures related to rebuilding costs, and the remaining $99 million of insurance recoveries represents amounts for lost profits. These amounts are included in Gain from insurance recoveries, net of losses incurred in the Consolidated Statements of Operations. See Note 5 in the Notes to the Consolidated Financial Statements for additional information.

Financial Highlights

•
Net sales decreased $77 million, or 2.0%, to $3,807 million in 2019 from $3,884 million in 2018. Sales growth in our Residential Heating & Cooling and Commercial Heating & Cooling segments was offset by a sales decline in our Refrigeration segment due to the sale of our Australia, Asia, and South America businesses in 2018, and the sale of our Kysor Warren business in the first quarter of 2019.

•
Operating income in 2019 was $657 million compared to $510 million in 2018. The increase was primarily due to increased sales in our Residential Heating & Cooling and Commercial Heating & Cooling segments, sourcing and engineering-led cost reductions, and a larger gain from insurance proceeds received related to the Marshalltown tornado.

•	Net income in 2019 increased to $409 million from $359 million in 2018.

•	Diluted earnings per share from continuing operations were $10.38 per share in 2019 compared to $8.77 per share in 2018.

•	We generated $396 million of cash flow from operating activities in 2019 compared to $496 million in 2018. The decrease was primarily due to an increase in working capital.

•
In 2019, we returned $111 million to shareholders through dividend payments and we used $400 million to purchase 1.5 million shares of stock under our Share Repurchase Plans. We also received $44 million in net proceeds from the sale of our Kysor Warren business.

Overview of Results

Despite the impact of the tornado at our Marshalltown facility, the Residential Heating & Cooling segment performed well in 2019, with a 3% increase in net sales and a $65 million increase in segment profit compared to 2018, including the insurance proceeds received for lost profits in 2019. Our Commercial Heating & Cooling segment also performed well in 2019 with a 5% increase in net sales and an $8 million increase in segment profit compared to 2018. This segment’s results were driven by higher volumes and price and mix gains. Sales in our Refrigeration segment decreased 25% and segment profit decreased $7 million compared to 2018 mostly due to the sale of our Australia, Asia, South America, and Kysor Warren businesses.

On a consolidated basis, our gross profit margins decreased to 28.4% in 2019 due primarily to unfavorable commodities, factory inefficiencies, and higher freight and distribution costs. These declines were partially offset by favorable price and mix, sourcing and engineering-led cost reductions across our business, and the divestiture of our Kysor Warren business which had lower margins.

Results of Operations

The following table provides a summary of our financial results, including information presented as a percentage of net sales (dollars in millions):

	For the Years Ended December 31,
	2019		2018		2017
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Net sales	$3,807.2	100.0%	$3,883.9	100.0%	$3,839.6	100.0%
Cost of goods sold	2,727.4	71.6%	2,772.7	71.4%	2,714.4	70.7%
Gross profit	1,079.8	28.4%	1,111.2	28.6%	1,125.2	29.3%
Selling, general and administrative expenses	585.9	15.4%	608.2	15.7%	637.7	16.6%
Losses (gains) and other expenses, net	8.3	0.2%	13.4	0.3%	7.1	0.2%
Restructuring charges	10.3	0.3%	3.0	0.1%	3.2	0.1%
Loss (gain), net on sale of businesses and related property	10.6	0.3%	27.0	0.7%	1.1	—%
Gain from insurance recoveries, net of losses incurred	(178.8)	(4.7)%	(38.3)	(1.0)%	—	—%
Income from equity method investments	(13.4)	(0.4)%	(12.0)	(0.3)%	(18.4)	(0.5)%
Operating income	$656.9	17.3%	$509.9	13.1%	$494.5	12.9%
Loss from discontinued operations	(0.1)	—%	(1.3)	—%	(1.4)	—%
Net income	$408.7	10.7%	$359.0	9.2%	$305.7	8.0%

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018 - Consolidated Results

Net Sales

Net sales decreased 2.0% in 2019 compared to 2018, driven by a 5% decline related to the divestitures of our Australia, Asia, South America, and Kysor Warren businesses, partially offset by 1% volume growth and 2% from favorable price and mix combined. The increase in volume was primarily due to market growth in our Residential Heating & Cooling and Commercial Heating & Cooling segments, and the favorable price and mix combined was attributable to all three of our business segments.

Gross Profit

Gross profit margins for 2019 decreased 20 basis points (“bps”) to 28.4% compared to 28.6% in 2018. We saw margin decreases of 30 bps from higher commodity costs, 80 bps from higher freight and distribution costs, 70 bps from lower factory productivity, and 50 bps from other product costs. These decreases were offset by increases of 100 bps from favorable price and mix, 50 bps from sourcing and engineering-led cost reductions, and 60 bps from our divested Australia, Asia, South America, and Kysor Warren businesses which collectively had lower margins.

Selling, General and Administrative Expenses

SG&A expenses decreased by $22 million in 2019 compared to 2018. As a percentage of net sales, SG&A expenses decreased 30 bps from 15.7% to 15.4% in the same periods. SG&A decreased primarily due to the sale of our divested Australia, Asia, South America, and Kysor Warren businesses.

Losses (Gains) and Other Expenses, Net

Losses (gains) and other expenses, net for 2019 and 2018 included the following (in millions):

	For the Years Ended December 31,
	2019	2018
Realized losses (gains), net on settled futures contracts	$0.4	$(0.4)
Foreign currency exchange (gains) losses, net	(1.5)	1.7
(Gains) losses on disposal of fixed assets	(0.2)	0.7
Other operating (gains) losses	(1.7)	—
Change in unrealized (gains) losses, net of unsettled futures contracts	(0.5)	1.5
Asbestos-related litigation	3.1	4.0
Special legal contingency charges	1.2	1.9
Environmental liabilities	5.7	2.2
Other items, net	1.8	1.8
Losses (gains) and other expenses, net	$8.3	$13.4

The realized losses on settled futures contracts in 2019 were attributable to changes in commodity prices relative to our settled futures contract prices, as commodity prices have decreased in 2019 relative to 2018. Additionally, the change in unrealized (gains) losses, net on unsettled futures contracts was due to higher commodity prices relative to the unsettled futures contract prices. For more information on our derivatives, see Note 10 in the Notes to the Consolidated Financial Statements.

Foreign currency exchange gains increased in 2019 primarily due to strengthening in foreign exchange rates in our primary markets. The special legal contingency charges in 2019 relate to outstanding legal settlements. The asbestos-related litigation relates to known and estimated future asbestos matters. The environmental liabilities relate to estimated remediation costs for contamination at some of our facilities. Refer to Note 5 in the Notes to the Consolidated Financial Statements for more information on litigation, including the asbestos-related litigation, and the environmental liabilities.

Restructuring Charges

Restructuring charges were $10.3 million in 2019 compared to $3.0 million in 2018. The charges in 2019 related primarily to activities in the Residential Heating & Cooling segment to close certain Lennox Stores and reduce management and support staff, and activities in the Commercial Heating & Cooling segments to re-align resources and its product portfolio. The charges in 2018 were primarily for projects to realign resources and enhance manufacturing and distribution capabilities. For more information on our restructuring activities, see Note 8 in the Notes to the Consolidated Financial Statements.

Goodwill

We performed a qualitative impairment analysis and noted no indicators of goodwill impairment for the year ended December 31, 2019. We did not record any goodwill impairments in 2018 or 2019. Refer to Note 10 in the Notes to the Consolidated Financial Statements for more information on goodwill.

Asset Impairments

We did not have any impairments of assets related to continuing operations in 2019 or 2018.

Pension Settlement

In the second and fourth quarters of 2019, we entered into agreements to purchase group annuity contracts and transfer certain pension assets and related pension benefit obligations to Pacific Life Insurance Company. We recognized $99.2 million of pension settlement charges related to these transactions. We did not have significant pension buyout activity in 2018. Refer to Note 11 in the Notes to the Consolidated Financial Statements for more information on pensions and employee benefit plans.

Income from Equity Method Investments

Investments over which we do not exercise control but have significant influence are accounted for using the equity method of accounting. Income from equity method investments was $13 million in 2019 compared to $12 million in 2018. The increase is due to improved operating performance at the joint ventures.

Interest Expense, net

Net interest expense of $48 million in 2019 increased from $38 million in 2018 primarily due to an increase in our average borrowings.

Income Taxes

The income tax provision was $99 million in 2019 compared to $108 million in 2018, and the effective tax rate was 19.5% in 2019 compared to 23.0% in 2018. The 2019 and 2018 effective tax rates differ from the statutory rate of 21% primarily due to state and foreign taxes. Refer to Note 13 in the Notes to the Consolidated Financial Statements for more information on pensions and employee benefit plans. We expect our effective tax rate will be between 21% and 22% in future years, excluding the impact of excess tax benefits.

Loss from Discontinued Operations

There were no significant losses from discontinued operations in 2019. The $1 million of pre-tax income in 2018 primarily related to changes in retained product liabilities and general liabilities for the Service Experts business sold in 2013 and the Hearth business sold in 2012.

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018 - Results by Segment

Residential Heating & Cooling

The following table presents our Residential Heating & Cooling segment’s net sales and profit for 2019 and 2018 (dollars in millions):

	For the Years Ended December 31,
	2019	2018	Difference	% Change
Net sales	$2,291.1	$2,225.0	$66.1	3.0%
Profit	$464.6	$399.4	$65.2	16.3%
% of net sales	20.3%	18.0%

Residential Heating & Cooling net sales increased 3% in 2019 compared to 2018. Sales volume increased 1% and price and mix combined increased 2%.

Segment profit in 2019 increased $65 million compared to 2018 due to an incremental $72 million of insurance proceeds for lost profits related to the Marshalltown tornado, $53 million of favorable price, $14 million of sourcing and engineer-led cost reductions, $8 million of lower warranty costs, and $2 million of higher sales volume. Partially offsetting these increases is $28 million of higher freight and distribution expense, $16 million from lower factory efficiency, $12 million of higher SG&A, $11 million of unfavorable mix, $10 million of higher other product costs, $6 million of higher commodities, and $1 million of unfavorable foreign exchange rates.

Commercial Heating & Cooling

The following table presents our Commercial Heating & Cooling segment’s net sales and profit for 2019 and 2018 (dollars in millions):

	For the Years Ended December 31,
	2019	2018	Difference	% Change
Net sales	$947.4	$900.7	$46.7	5.2%
Profit	$165.4	$157.5	$7.9	5.0%
% of net sales	17.5%	17.5%

Commercial Heating & Cooling net sales increased 5% in 2019 compared to 2018. Sales volume increased 2% and price and mix combined increased 3%.

Segment profit in 2019 increased $8 million compared to 2018 due to $23 million of higher price and mix combined, $7 million of higher sales volume, and $6 million from sourcing and engineering-led cost reductions. Partially offsetting these increases was $7 million of lower factory efficiency, $6 million of higher warranty and other product costs, $5 million of higher commodities, $4 million of higher freight and distribution expense, $3 million of higher SG&A expense, and $3 million of higher tariffs on Chinese imports.

Refrigeration

The following table presents our Refrigeration segment’s net sales and profit for 2019 and 2018 (dollars in millions):

	For the Years Ended December 31,
	2019	2018	Difference	% Change
Net sales	$568.7	$758.2	$(189.5)	(25.0)%
Profit	$61.3	$68.1	$(6.8)	(10.0)%
% of net sales	10.8%	9.0%

Net sales decreased 25% in 2019 compared to 2018. The loss of sales from the divested Australia, Asia, South America and Kysor Warren businesses contributed 24% and unfavorable foreign currency exchange rates contributed 2%, partially offset by 1% favorable price and mix combined.

Segment profit in 2019 decreased $7 million compared to 2018 due to $5 million of lower factory efficiency, $2 million of higher commodities, $3 million of lower sales of refrigerant allocations in Europe, $3 million of higher warranty and other product costs, $3 million of higher SG&A expenses, $1 million unfavorable foreign currency exchange rates, and $1 million of higher tariffs on Chinese imports. Partially offsetting these decreases was $4 million from higher price and mix combined, $5 million of sourcing and engineering-led cost reductions, and $2 million of higher profit due to the divestiture of Kysor Warren.

Corporate and Other

Corporate and other expenses decreased by $2 million in 2019 compared to 2018 primarily due to lower short-term and long-term incentive compensation.

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017 - Consolidated Results

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

Losses (Gains) and Other Expenses, Net

Losses (gains) and other expenses, net for 2018 and 2017 included the following (in millions):

	For the Years Ended December 31,
	2018	2017
Realized gains, net on settled futures contracts	$(0.4)	$(1.7)
Foreign currency exchange losses (gains), net	1.7	(1.8)
Losses on disposal of fixed assets	0.7	0.2
Change in unrealized losses, net of unsettled futures contracts	1.5	0.9
Asbestos-related litigation	4.0	3.5
Special legal contingency charges	1.9	3.7
Environmental liabilities	2.2	2.2
Contractor tax payments	—	0.1
Other items, net	1.8	—
Losses (gains) and other expenses, net	$13.4	$7.1

The realized gains on settled futures contracts in 2018 were attributable to changes in commodity prices relative to our settled futures contract prices, as commodity prices have increased in 2018 relative to 2017. Additionally, the change in unrealized losses, net on unsettled futures contracts was due to lower commodity prices relative to the unsettled futures contract prices. For more information on our derivatives, see Note 10 in the Notes to the Consolidated Financial Statements.

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

Restructuring Charges

Restructuring charges were $3.0 million in 2018 compared to $3.2 million in 2017. The charges in 2018 and 2017 were primarily for projects to realign resources and enhance manufacturing and distribution capabilities. For more information on our restructuring activities, see Note 8 in the Notes to the Consolidated Financial Statements.

Goodwill

We performed a qualitative impairment analysis and noted no indicators of goodwill impairment for the year ended December 31, 2018. In 2018, we wrote off $11.5 million of goodwill as a part of the completed sales of our Australia, Asia and South America businesses (discussed further in Note 7 of the Notes to the Consolidated Financial Statements). Also, we did not record any goodwill impairments in 2017. Refer to Note 10 in the Notes to the Consolidated Financial Statements for more information on goodwill.

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

Income Taxes

The income tax provision was $108 million in 2018 compared to $157 million in 2017, and the effective tax rate was 23% in 2018 compared to 34% in 2017. The 2018 effective tax rate differs from the statutory rate of 21% primarily due to state and foreign taxes. The 2017 effective tax rate was negatively impacted by changes in U.S. tax legislation that reduced the value of our deferred tax assets by $31.8 million, partially offset by the benefit from the impact of excess tax benefits related to stock-based compensation of $23.6 million. Refer to Note 13 in the Notes to the Consolidated Financial Statements for more information on the impact of recent changes in tax legislation.

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

Commercial Heating & Cooling

The following table presents our Commercial Heating & Cooling segment’s net sales and profit for 2018 and 2017 (dollars in millions):

	For the Years Ended December 31,
	2018	2017	Difference	% Change
Net sales	$900.7	$819.5	$81.2	9.9%
Profit	$157.5	$149.3	$8.2	5.5%
% of net sales	17.5%	18.2%

Commercial Heating & Cooling net sales increased 10% in 2018 compared to 2017. Sales volume increased 7% and price and mix combined increased 3%.

Segment profit in 2018 increased $8 million compared to 2017 due to $19 million from higher sales volume, $11 million of combined price and mix, and $5 million from sourcing and engineering-led cost reductions. Partially offsetting these increases is $9 million of higher commodity costs, $9 million of higher other product costs, $5 million of higher freight and distribution expense, $2 million of lower factory productivity, and $2 million of higher SG&A expense.

Refrigeration

The following table presents our Refrigeration segment’s net sales and profit for 2018 and 2017 (dollars in millions):

	For the Years Ended December 31,
	2018	2017	Difference	% Change
Net sales	$758.2	$879.7	$(121.5)	(13.8)%
Profit	$68.1	$80.6	$(12.5)	(15.5)%
% of net sales	9.0%	9.2%

Net sales decreased 14% in 2018 compared to 2017. The loss of sales from the divested Australia, Asia and South America businesses contributed 13%, price and mix combined was 1% lower and sales volume was 1% lower. These were partially offset by an increase of 1% from favorable foreign currency exchange rates.

Segment profit in 2018 decreased $13 million compared to 2017 due to $6 million of higher commodity costs, $6 million of lower profit due to the divested Australia, Asia and South America businesses, $3 million from lower sales volume, $3 million of lower factory productivity, $2 million of higher freight and distribution expense and $2 million of lower equity method income. Partially offsetting these decreases was $6 million of sourcing and engineering-led cost reductions, $2 million from selling refrigerant allocations in Europe, and $1 million of lower SG&A expense.

Corporate and Other

Corporate and other expenses decreased by $5 million in 2018 primarily due to $2 million of non-recurring discretionary expenses in 2017, $2 million of pension expense that was reclassified out of operating income due to a change in accounting rules, and $1 million of lower health and welfare expense.

Accounting for Futures Contracts

Realized gains and losses on settled futures contracts are a component of segment profit (loss). Unrealized gains and losses on unsettled futures contracts are excluded from segment profit (loss) as they are subject to changes in fair value until their settlement date. Both realized and unrealized gains and losses on futures contracts are a component of Losses (gains) and other expenses, net in the accompanying Consolidated Statements of Operations. See Note 10 of the Notes to Consolidated Financial Statements for more information on our derivatives and Note 3 of the Notes to the Consolidated Financial Statements for more information on our segments and for a reconciliation of segment profit to operating income.

Liquidity and Capital Resources

Our working capital and capital expenditure requirements are generally met through internally generated funds, bank lines of credit and an asset securitization arrangement. Working capital needs are generally greater in the first and second quarters due to the seasonal nature of our business cycle.

Statement of Cash Flows

The following table summarizes our cash flow activity for the years ended December 31, 2019, 2018 and 2017 (in millions):

	2019	2018	2017
Net cash provided by operating activities	$396.1	$495.5	$325.1
Net cash provided by (used in) investing activities	15.9	30.5	(98.1)
Net cash used in financing activities	$(423.4)	$(537.8)	$(218.3)

Net Cash Provided by Operating Activities - Net cash provided by operating activities decreased $99 million to $396 million in 2019 compared to $496 million in 2018. The decrease was primarily attributable to an increase in working capital partially offset by an increase in net income.

Net Cash Provided by (Used in) Investing Activities - Capital expenditures were $106 million, $95 million and $98 million in 2019, 2018 and 2017, respectively. Capital expenditures in 2019 were primarily related to the reconstruction of the Marshalltown facility, expansion of our manufacturing capacity and equipment and investments in systems and software to support the overall enterprise. We received net proceeds of $44 million in 2019 from the sale of our Kysor Warren business, and we received $80 million of insurance proceeds to fund the capital expenditures for the reconstruction of our Marshalltown facility.

Net Cash Used in Financing Activities - Net cash used in financing activities decreased to $423 million in 2019 from $538 million in 2018. The decrease is largely due to lower share repurchases in 2019 and an increase in borrowings from our debt facilities. During 2019 we repurchased $400 million of shares compared to $450 million of shares in 2018. We also returned $111 million to shareholders through dividend payments. For additional information on share repurchases, refer to Note 6 in the Notes to the Consolidated Financial Statements.

Debt Position

The following table details our lines of credit and financing arrangements as of December 31, 2019 (in millions):

Outstanding Borrowings
Current maturities of long-term debt:
Asset Securitization Program (1)	$285.0
Capital lease obligations	7.8
Domestic credit facility (2)	30.0
Debt issuance costs	(0.9)
Total current maturities of long-term debt	$321.9
Long-term debt:
Capital lease obligations	$25.9
Domestic credit facility (2)	475.5
Senior unsecured notes	350.0
Debt issuance costs	(2.1)
Total long-term debt	849.3
Total debt	$1,171.2

(1)
The maximum securitization amount ranges from $250.0 million to $400.0 million, depending on the period. The maximum capacity of the Asset Securitization Program (“ASP”) is the lesser of the maximum securitization amount or 100% of the net pool balance less reserves, as defined under the ASP. Refer to Note 14 in the Notes to the Consolidated Financial Statements for more details.

(2)
The available future borrowings on our domestic credit facility are $652 million after being reduced by the outstanding borrowings and $2 million in outstanding standby letters of credit. We also had $30.0 million in outstanding standby letters of credit outside of the domestic credit facility as of December 31, 2019. In January 2019, we increased the maximum credit commitments by $350 million as permitted under the Domestic Credit Facility bringing the total maximum credit commitments to $1.0 billion.

Financial Leverage

We periodically review our capital structure, including our primary bank facility, to ensure the appropriate levels of liquidity and leverage and to take advantage of favorable interest rate environments or other market conditions. We consider various other financing alternatives and may, from time to time, access the capital markets.

We also evaluate our debt-to-capital and debt-to-EBITDA ratios to determine, among other considerations, the appropriate targets for capital expenditures and share repurchases under our Share Repurchase Plans. Our debt-to-total-capital ratio increased to 117.0% at December 31, 2019 compared to 116.8% at December 31, 2018. The increase in the ratio in 2019 is primarily due to the increase in total debt.

As of December 31, 2019, our senior credit ratings were Baa3 with a stable outlook, and BBB with a stable outlook, by Moody’s Investors Service, Inc. (“Moody’s”) and Standard & Poor’s Rating Group (“S&P”), respectively. The security ratings are not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating. Our goal is to maintain investment grade ratings from Moody’s and S&P to help ensure the capital markets remain available to us.

Liquidity

We believe our cash and cash equivalents of $37 million, future cash generated from operations and available future borrowings are sufficient to fund our operations, planned capital expenditures, future contractual obligations, share repurchases, anticipated dividends and other needs in the foreseeable future. Included in our cash and cash equivalents as of December 31, 2019 was $19 million of cash held in foreign locations, although that amount can fluctuate significantly depending on the timing of cash receipts and payments. Our cash held in foreign locations is used for investing and operating activities in those locations, and we generally do not have the need or intent to repatriate those funds to the United States. An actual repatriation in the future from our non-U.S. subsidiaries could be subject to foreign withholding taxes and U.S. state taxes.

No contributions are required to be made to our U.S. defined benefit plans in 2020. We made $2 million in total contributions to pension plans in 2019.

On May 22, 2019, our Board of Directors approved a 20% increase in our quarterly dividend on common stock from $0.64 to $0.77 per share effective with the July 2019 dividend payment. Dividend payments were $111 million in 2019 compared to $94 million in 2018, with the increase due to the increase in dividends approved by the Board of Directors.

We also continued to increase shareholder value through our Share Repurchase Plans. We returned $400 million to our investors through share repurchases in 2019 and expect to repurchase another $400 million of shares in 2020. Our Board of Directors authorized an incremental $500 million of share repurchases in December 2019, and we have $546 million of repurchases available under the Share Repurchase Plans at December 31, 2019.

We expect capital expenditures of approximately $153 million in 2020, including $53 million to complete the reconstruction of the Marshalltown, Iowa manufacturing facility.

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

As of December 31, 2019, we believe we were in compliance with all covenant requirements. Delaware law limits the ability to pay dividends to surplus or, if there is no surplus, out of net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. In addition, stock repurchases can only be made out of surplus and only if our capital would not be impaired.

Leasing Commitments

Refer to Note 5 in the Notes to the Consolidated Financial Statements for more details on our leasing commitments.

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

Contractual Obligations

Summarized below are our contractual obligations as of December 31, 2019 and their expected impact on our liquidity and cash flows in future periods (in millions):

	Payments Due by Period
	Total	1 Year or Less	1 - 3 Years	3 - 5 Years	More than 5 Years
Total long-term debt obligations (1)	$1,174.2	$322.8	$486.6	$353.1	$11.7
Estimated interest payments on existing debt obligations (2)	72.5	32.4	30.5	9.3	0.3
Operating leases	199.3	58.4	80.1	43.7	17.1
Purchase obligations (3)	25.4	25.4	—	—	—
Total contractual obligations	$1,471.4	$439.0	$597.2	$406.1	$29.1

(1) Contractual obligations related to finance leases are included as part of long-term debt.
(2) Estimated interest payments are based on current contractual requirements and do not reflect seasonal changes in the balance of our domestic credit facility.
(3) Purchase obligations consist of inventory that is part of our third party logistics programs.

The table above does not include pension, post-retirement benefit and warranty liabilities because it is not certain when these liabilities will be funded. For additional information regarding our contractual obligations, see Note 5 of the Notes to the Consolidated Financial Statements. See Note 11 of the Notes to the Consolidated Financial Statements for more information on our pension and post-retirement benefits obligations.

Fair Value Measurements

Fair value is the price that would be received to sell an asset or the price paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date and requires consideration of our creditworthiness when valuing certain liabilities. Our framework for measuring fair value is based on a three-level hierarchy for fair value measurements.

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

Where available, the fair values were based upon quoted prices in active markets. However, if quoted prices were not available, then the fair values were based upon quoted prices for similar assets or liabilities or independently sourced market parameters, such as credit default swap spreads, yield curves, reported trades, broker/dealer quotes, interest rates and benchmark securities. For assets and liabilities without observable market activity, if any, the fair values were based upon discounted cash flow methodologies incorporating assumptions that, in our judgment, reflect the assumptions a marketplace participant would use. Valuation adjustments to reflect either party’s creditworthiness and ability to pay were incorporated into our valuations, where appropriate, as of December 31, 2019 and 2018, the measurement dates. See Note 17 of the Notes to the Consolidated Financial Statements for more information on the assets and liabilities measured at fair value.

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

Notional amount (pounds of aluminum and copper)	61.8
Carrying amount and fair value of net liability	$(0.7)
Change in fair value from 10% change in forward prices	$9.1

Refer to Note 10 of the Notes to the Consolidated Financial Statements for additional information regarding our commodity futures contracts.

Interest Rate Risk

Our results of operations can be affected by changes in interest rates due to variable rates of interest on our debt facilities, cash, cash equivalents and short-term investments. A 10% adverse movement in the levels of interest rates across the entire yield curve would have resulted in an increase to pre-tax interest expense of approximately $3.9 million, $2.7 million and $1.8 million for the years ended December 31, 2019, 2018 and 2017, respectively.

From time to time, we may use an interest rate swap hedging strategy to eliminate the variability of cash flows in a portion of our interest payments. This strategy, when employed, allows us to fix a portion of our interest payments while also taking advantage of historically low interest rates. As of December 31, 2019 and 2018, no interest rate swaps were in effect.

Foreign Currency Exchange Rate Risk

Our results of operations are affected by changes in foreign currency exchange rates. Net sales and expenses in foreign currencies are translated into U.S. dollars for financial reporting purposes based on the average exchange rate for the period. During 2019, 2018 and 2017, net sales from outside the U.S. represented 13.2%, 18.5% and 18.5% , respectively, of our total net sales. For the years ended December 31, 2019 and 2018, foreign currency transaction gains and losses did not have a material impact to our results of operations. A 10% change in foreign exchange rates would have had an estimated $4.2 million, $2.1 million and $5.2 million impact to net income for the years ended December 31, 2019, 2018 and 2017, respectively.

We seek to mitigate the impact of currency exchange rate movements on certain short-term transactions by periodically entering into foreign currency forward contracts. By entering into forward contracts, we lock in exchange rates that would otherwise cause losses should the U.S. dollar appreciate and gains should the U.S. dollar depreciate. Refer to Note 10 of the Notes to the Consolidated Financial Statements for additional information regarding our foreign currency forward contracts.

Critical Accounting Estimates

A critical accounting estimate is one that requires difficult, subjective or complex estimates and assessments and is fundamental to our results of operations and financial condition. The following describes our critical accounting estimate related to product warranties and product-related contingencies and how we develop our judgments, assumptions and estimates about future events and how such policies can impact our financial statements. This discussion and analysis should be read in conjunction with our Consolidated Financial Statements and related Notes in “Item 8. Financial Statements and Supplementary Data.”

Product Warranties and Product-Related Contingencies

The estimate of our liability for future warranty costs requires us to make assumptions about the amount, timing and nature of future product-related costs. Some of the warranties we issue extend 10 years or more in duration and a relatively small adjustment to an assumption may have a significant impact on our overall liability.

From time to time, we may also incur costs to repair or replace installed products experiencing quality issues in order to satisfy our customers and protect our brand. These product-related costs may not be covered under our warranties and are not covered by insurance.

We periodically review the assumptions used to determine the liabilities for product warranties and product-related contingencies and we adjust our assumptions based upon factors such as actual failure rates and cost experience. Numerous factors could affect actual failure rates and cost experience, including the amount and timing of new product introductions, changes in manufacturing techniques or locations, components or suppliers used. Should actual costs differ from our estimates, we may be required to adjust the liabilities and to record expense in future periods. See Note 5 in the Notes to the Consolidated Financial Statements for more information on our product warranties and product-related contingencies.

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

Management, including our Chief Executive Officer and Chief Financial Officer, has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management concluded that as of December 31, 2019, the Company’s internal control over financial reporting was effective.

KPMG LLP, the independent registered public accounting firm that audited the Company’s Consolidated Financial Statements, has issued an audit report including an opinion on the effectiveness of our internal control over financial reporting as of December 31, 2019, a copy of which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Lennox International Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Lennox International Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ (deficit) equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes and Schedule II - Valuation and Qualifying Accounts and Reserves (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Change in Accounting Principles
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), as amended. As discussed in Note 9 to the consolidated financial statements, the Company has changed its method of accounting for revenue from contracts with customers as of January 1, 2018 due to the adoption of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), as amended.
Basis for Opinions
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Evaluation of the product warranty liability
As discussed in Notes 2 and 5 to the consolidated financial statements, the Company provides a product warranty for certain of its products with the warranty period generally ranging from one to 20 years. The product warranty liability is estimated by product category based on the estimated future costs to repair or replace the products under warranty. The Company’s product warranty liability was $113 million as of December 31, 2019.
We identified the evaluation of the product warranty liability as a critical audit matter. Assessing the assumptions used to estimate the product warranty liability, specifically, the estimated failure rates by product by year, and estimated cost per failure, involved subjective and complex auditor judgment.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s estimate of the future failure rates by product category and controls to estimate the cost of failures by product category for products subject to warranty. We assessed the estimated future failure rates by product category and the estimated cost per failure by product category used in the estimation of the product warranty liability by comparing them to the Company’s underlying historical data. We tested a sample of the historical data used as the basis for these assumptions by comparing to the relevant underlying documentation.

/s/ KPMG LLP

We have served as the Company’s auditor since 2002.
Dallas, Texas
February 18, 2020

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In millions, except shares and par values)

	As of December 31,
	2019	2018
ASSETS
Current Assets:
Cash and cash equivalents	$37.3	$46.3
Short-term investments	2.9	—
Accounts and notes receivable, net of allowances of $6.1 and $6.3 in 2019 and 2018, respectively	477.8	472.7
Inventories, net	544.1	509.8
Other assets	58.8	60.6
Total current assets	1,120.9	1,089.4
Property, plant and equipment, net of accumulated depreciation of $824.3 and $778.5 in 2019 and 2018, respectively	445.4	408.3
Right-of-use assets from operating leases	181.6	—
Goodwill	186.5	186.6
Deferred income taxes	21.5	67.0
Other assets, net	79.0	65.9
Total assets	$2,034.9	$1,817.2
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Current maturities of long-term debt	321.9	300.8
Current operating lease liabilities	52.7	—
Accounts payable	372.4	433.3
Accrued expenses	255.7	272.3
Income taxes payable	—	2.1
Total current liabilities	1,002.7	1,008.5
Long-term debt	849.3	740.5
Long-term operating lease liabilities	131.0	—
Pensions	87.4	82.8
Other liabilities	134.7	135.0
Total liabilities	2,205.1	1,966.8
Commitments and contingencies
Stockholders' deficit:
Preferred stock, $.01 par value, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 200,000,000 shares authorized, 87,170,197 shares issued	0.9	0.9
Additional paid-in capital	1,093.5	1,078.8
Retained earnings	2,148.7	1,855.0
Accumulated other comprehensive loss	(103.8)	(188.8)
Treasury stock, at cost, 48,575,901 shares and 47,312,248 shares for 2019 and 2018, respectively	(3,309.5)	(2,895.5)
Total stockholders' deficit	(170.2)	(149.6)
Total liabilities and stockholders' deficit	$2,034.9	$1,817.2

The accompanying notes are an integral part of these Consolidated Financial Statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In millions, except per share data)

	For the Years Ended December 31,
	2019	2018	2017
Net sales	$3,807.2	$3,883.9	$3,839.6
Cost of goods sold	2,727.4	2,772.7	2,714.4
Gross profit	1,079.8	1,111.2	1,125.2
Operating expenses:
Selling, general and administrative expenses	585.9	608.2	637.7
Losses (gains) and other expenses, net	8.3	13.4	7.1
Restructuring charges	10.3	3.0	3.2
Loss (gain), net on sale of businesses and related property	10.6	27.0	1.1
Gain from insurance recoveries, net of losses incurred	(178.8)	(38.3)	—
Income from equity method investments	(13.4)	(12.0)	(18.4)
Operating income	656.9	509.9	494.5
Pension settlements	99.2	0.4	—
Interest expense, net	47.5	38.3	30.6
Other expense (income), net	2.3	3.3	(0.1)
Income from continuing operations before income taxes	507.9	467.9	464.0
Provision for income taxes	99.1	107.6	156.9
Income from continuing operations	408.8	360.3	307.1
Discontinued operations:
(Loss) income from discontinued operations before income taxes	(0.1)	0.8	(2.2)
Provision for (benefit from) income taxes	—	2.1	(0.8)
Loss from discontinued operations	(0.1)	(1.3)	(1.4)
Net income	$408.7	$359.0	$305.7

Earnings per share – Basic:
Income from continuing operations	$10.49	$8.87	$7.28
Loss from discontinued operations	—	(0.03)	(0.03)
Net income	$10.49	$8.84	$7.25

Earnings per share – Diluted:
Income from continuing operations	$10.38	$8.77	$7.17
Loss from discontinued operations	—	(0.03)	(0.03)
Net income	$10.38	$8.74	$7.14

Weighted Average Number of Shares Outstanding - Basic	39.0	40.6	42.2
Weighted Average Number of Shares Outstanding - Diluted	39.4	41.1	42.8

The accompanying notes are an integral part of these Consolidated Financial Statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (In millions)

	For the Years Ended December 31,
	2019	2018	2017
Net income	408.7	359.0	305.7
Other comprehensive income (loss):
Foreign currency translation adjustments	3.7	(16.9)	33.9
Reclassification of foreign currency translation adjustments into earnings	2.1	27.9	—
Net change in pension and post-retirement benefit liabilities	(7.1)	(14.2)	(5.3)
Change in fair value of available-for-sale marketable equity securities	—	(1.8)	(0.5)
Net change in fair value of cash flow hedges	1.3	(13.6)	16.1
Reclassification of pension and post-retirement benefit losses into earnings	5.7	9.3	7.3
Pension settlements	99.2	0.4	—
Reclassification of cash flow hedge losses into earnings	6.9	(6.1)	(13.7)
Other comprehensive income (loss) before taxes	$111.8	$(15.0)	$37.8
Tax expense	(26.8)	(16.4)	(0.1)
Other comprehensive income (loss), net of tax	85.0	(31.4)	37.7
Comprehensive income	$493.7	$327.6	$343.4

The accompanying notes are an integral part of these Consolidated Financial Statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
For the Years Ended December 31, 2019, 2018 and 2017
(In millions, except per share data)

	Common Stock Issued	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock at Cost		Non-controlling Interests	Total Stockholders’ (Deficit) Equity
					Shares	Amount
Balance as of December 31, 2016	$0.9	$1,046.2	$1,353.0	$(195.1)	44.2	$(2,167.4)	$0.4	$38.0
Net income	—	—	305.7	—	—	—	—	305.7
Dividends, $1.96 per share	—	—	(82.8)	—	—	—	—	(82.8)
Foreign currency translation adjustments	—	—	—	33.9	—	—	—	33.9
Pension and post-retirement liability changes, net of tax benefit of $0.5	—	—	—	2.5	—	—	—	2.5
Change in fair value of available-for-sale marketable equity securities	—	—	—	(0.5)	—	—	—	(0.5)
Stock-based compensation expense	—	24.9	—	—	—	—	—	24.9
Change in cash flow hedges, net of tax expense of $0.6	—	—	—	1.8	—	—	—	1.8
Treasury shares reissued for common stock	—	(9.6)	—	—	(0.4)	12.7	—	3.1
Additional investment in subsidiary	—	—	—	—	—	—	(0.4)	(0.4)
Treasury stock purchases	—	—	—	—	1.6	(276.1)	—	(276.1)
Balance as of December 31, 2017	0.9	1,061.5	1,575.9	(157.4)	45.4	(2,430.8)	—	50.1
Cumulative effect adjustment upon adoption of new accounting standards (ASU 2016-16, ASU 2018-02 and ASC 606)	—	—	16.5	(22.7)	—	—	—	(6.2)
Net income	—	—	359.0	—	—	—	—	359.0
Dividends, $2.43 per share	—	—	(98.2)	—	—	—	—	(98.2)
Foreign currency translation adjustments	—	—	—	11.0	—	—	—	11.0
Pension and post-retirement liability changes, net of tax benefit of $1.6	—	—	—	(2.8)	—	—	—	(2.8)
Sale of marketable equity securities	—	—	1.8	(1.8)	—	—	—	—
Stock-based compensation expense	—	26.3	—	—	—	—	—	26.3
Change in cash flow hedges, net of tax benefit of $4.7	—	—	—	(15.1)	—	—	—	(15.1)
Treasury shares reissued for common stock	—	(9.0)	—	—	(0.4)	12.4	—	3.4
Treasury stock purchases	—	—	—	—	2.3	(477.1)	—	(477.1)
Balance as of December 31, 2018	0.9	1,078.8	1,855.0	(188.8)	47.3	(2,895.5)	—	(149.6)
Cumulative effect adjustment upon adoption of new accounting standard (ASC 842)			(0.3)					(0.3)
Net income	—	—	408.7	—	—	—	—	408.7
Dividends, $2.95 per share	—	—	(114.7)	—	—	—	—	(114.7)
Foreign currency translation adjustments	—	—	—	5.8	—	—	—	5.8
Pension and post-retirement liability changes, net of tax expense of $24.8	—	—	—	73.0	—	—	—	73.0
Stock-based compensation expense	—	21.3	—	—	—	—	—	21.3
Change in cash flow hedges, net of tax expense of $2.0	—	—	—	6.2	—	—	—	6.2
Treasury shares reissued for common stock	—	(6.6)	—	—	(0.3)	10.0	—	3.4
Treasury stock purchases	—	—	—	—	1.6	(424.0)	—	(424.0)
Balance as of December 31, 2019	$0.9	$1,093.5	$2,148.7	$(103.8)	48.6	$(3,309.5)	$—	$(170.2)
The accompanying notes are an integral part of these Consolidated Financial Statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS For the Years Ended December 31, 2019, 2018 and 2017 (In millions)

	2019	2018	2017
Cash flows from operating activities:
Net income	$408.7	$359.0	$305.7
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain), net on sale of businesses and related property	10.6	27.0	1.1
Insurance recoveries received for property damage incurred from natural disaster	(79.6)	(10.9)	—
Income from equity method investments	(13.4)	(12.0)	(18.4)
Dividends from affiliates	12.3	9.6	14.7
Restructuring expenses, net of cash paid	6.8	1.3	0.8
Provision for bad debts	4.5	4.7	3.9
Unrealized losses (gains), net on derivative contracts	(0.5)	1.3	(2.0)
Stock-based compensation expense	21.3	26.3	24.9
Depreciation and amortization	71.1	66.0	64.6
Deferred income taxes	16.6	25.2	43.3
Pension expense	106.1	8.8	5.3
Pension contributions	(1.8)	(20.6)	(3.5)
Other items, net	(0.4)	5.1	1.3
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts and notes receivable	(33.1)	(9.9)	(28.4)
Inventories	(63.9)	(84.2)	(56.4)
Other current assets	2.8	(0.2)	(6.1)
Accounts payable	(56.1)	102.2	(19.6)
Accrued expenses	(5.6)	5.9	0.3
Income taxes payable and receivable	(1.9)	(5.5)	(6.7)
Leases, net	2.1	—	—
Other, net	(10.5)	(3.6)	0.3
Net cash provided by operating activities	396.1	495.5	325.1
Cash flows from investing activities:
Proceeds from the disposal of property, plant and equipment	1.3	0.1	0.2
Purchases of property, plant and equipment	(105.6)	(95.2)	(98.3)
Purchases of short-term investments	(2.9)	—	—
Net proceeds from sale of businesses	43.5	114.7	—
Insurance recoveries received for property damage incurred from natural disaster	79.6	10.9	—
Net cash provided by (used in) investing activities	15.9	30.5	(98.1)
Cash flows from financing activities:
Short-term debt payments	(5.3)	(40.3)	(31.9)
Short-term debt proceeds	5.3	40.3	30.4
Asset securitization borrowings	184.5	155.0	315.0
Asset securitization payments	(167.5)	(163.0)	(89.0)
Long-term debt payments	(6.4)	(3.0)	(200.9)
Borrowings from credit facility	2,367.0	2,435.9	2,376.5
Payments on credit facility	(2,269.5)	(2,395.0)	(2,265.5)
Payments of deferred financing costs	(0.3)	—	(0.2)
Proceeds from employee stock purchases	3.3	3.3	3.1
Repurchases of common stock	(400.0)	(450.2)	(250.0)
Repurchases of common stock to satisfy employee withholding tax obligations	(24.0)	(26.9)	(26.1)
Cash dividends paid	(110.5)	(93.9)	(79.7)
Net cash used in financing activities	(423.4)	(537.8)	(218.3)
(Decrease) increase in cash and cash equivalents	(11.4)	(11.8)	8.7
Effect of exchange rates on cash and cash equivalents	2.4	(10.1)	9.3
Cash and cash equivalents, beginning of year	46.3	68.2	50.2
Cash and cash equivalents, end of year	$37.3	$46.3	$68.2

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest, net	$46.8	$38.7	$32.4
Income taxes (net of refunds)	$83.0	$90.0	$119.3
Insurance recoveries received	$243.2	$124.3	$—
The accompanying notes are an integral part of these Consolidated Financial Statements.

LENNOX INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Nature of Operations:

Lennox International Inc., a Delaware corporation, through its subsidiaries (referred to herein as “we,” “our,” “us,” “LII,” or the “Company”), is a leading global provider of climate control solutions. We design, manufacture, market and service a broad range of products for the heating, ventilation, air conditioning and refrigeration (“HVACR”) markets and sell our products and services through a combination of direct sales, distributors and company-owned parts and supplies stores. We operate in three reportable business segments: Residential Heating & Cooling, Commercial Heating & Cooling, and Refrigeration. See Note 3 for financial information regarding our reportable segments.

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

Short term Investments

Short-term investments include all investments, exclusive of cash equivalents, with a stated maturity date of one year or less from the balance sheet date and are expected to be used in current operations.

Accounts and Notes Receivable

Accounts and notes receivable are shown in the accompanying Consolidated Balance Sheet, net of allowance for doubtful accounts. The allowance for doubtful accounts is generally established during the period in which receivables are recognized and is based on the age of the receivables and management’s judgment on our ability to collect. Management considers the historical trends of write-offs and recoveries of previously written-off accounts, the financial strength of customers and projected economic and market conditions. We determine the delinquency status of receivables predominantly based on contractual terms and we write-off uncollectible receivables after management’s review of our ability to collect, as noted above. We have no significant concentrations of credit risk within our accounts and notes receivable.

Inventories

Inventory costs include material, labor, depreciation and plant overhead. Inventories of $360.7 million and $343.5 million as of December 31, 2019 and 2018, respectively, were valued at the lower of cost or net realizable value using the last-in, first-out (“LIFO”) cost method. The remainder of inventory is valued at the lower of cost or net realizable value with cost determined primarily using either the first-in, first-out (“FIFO”) or average cost methods.

We elected to use the LIFO cost method for our domestic manufacturing companies in 1974 and continued to elect the LIFO cost method for new operations through the late 1980s. The types of inventory costs that use LIFO include raw materials, purchased components, work-in-process, repair parts and finished goods. Since the late 1990s, we have adopted the FIFO cost method for all new domestic manufacturing operations (primarily acquisitions). Our operating entities with a previous LIFO election continue to use the LIFO cost method. We use the FIFO cost method for our foreign-based manufacturing facilities. See Note 10 for more information on our inventories.

Property, Plant and Equipment

Property, plant and equipment is stated at cost, net of accumulated depreciation. Expenditures that increase the utility or extend the useful lives of fixed assets are capitalized while expenditures for maintenance and repairs are charged to expense as incurred.

Depreciation is computed using the straight-line method over the following estimated useful lives:

Buildings and improvements:
Buildings and improvements	2 to 40 years
Leasehold improvements	1 to 39 years
Machinery and equipment:
Computer hardware	3 to 5 years
Computer software	3 to 10 years
Factory machinery and equipment	1 to 15 years
Research and development equipment	3 to 10 years
Vehicles	3 to 10 years

We periodically review long-lived assets for impairment as events or changes in circumstances indicate that the carrying amount of such assets might not be recoverable. To assess recoverability, we compare the estimated expected future undiscounted cash flows identified with each long-lived asset or related asset group to the carrying amount of such assets. If the expected future cash flows do not exceed the carrying value of the asset or assets being reviewed, an impairment loss is recognized based on the excess of the carrying amount of the impaired assets over their fair value. See Note 10 for additional information on our property, plant and equipment.

Goodwill

Goodwill represents the excess of cost over fair value of assets from acquired businesses. Goodwill is not amortized, but is reviewed for impairment annually and whenever events or changes in circumstances indicate the asset may be impaired. See Note 10 for additional information on our goodwill.

The provisions of the accounting standard for goodwill allow us to first assess qualitative factors to determine whether it is necessary to perform a quantitative goodwill impairment test. As part of our qualitative assessment, we monitor economic, legal, regulatory and other factors, industry trends, our market capitalization, recent and forecasted financial performance of our reporting units and the timing and nature of our restructuring activities for LII as a whole and for each reporting unit.

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

We review our indefinite-lived intangible assets for impairment annually in the fourth quarter and whenever events or changes in circumstances indicate the asset may be impaired. The provisions of the accounting standard for indefinite-lived intangible assets allow us to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. As part of our qualitative assessment, we monitor economic, legal, regulatory and other factors, industry trends, recent and forecasted financial performance of our reporting units and the timing and nature of our restructuring activities for LII as a whole and as they relate to the fair value of the assets.

Product Warranties

For some of our heating, ventilation and air conditioning (“HVAC”) products, we provide warranty terms ranging from one to 20 years to customers for certain components such as compressors or heat exchangers. For select products, we also provide limited lifetime warranties. A liability for estimated warranty expense is recorded on the date that revenue is recognized. Our estimates of future warranty costs are determined by product category. The number of units we expect to repair or replace is determined by applying an estimated failure rate, which is generally based on historical experience, to the number of units that were sold and are still under warranty. In most cases, the estimated units to be repaired under warranty are multiplied by the estimated cost of replacement parts to determine the estimated future warranty cost. We do not discount product warranty liabilities as the amounts are not fixed and the timing of future cash payments is neither fixed nor reliably determinable. We also provide for specifically-identified warranty obligations. Estimated future warranty costs are subject to adjustment depending on changes in actual failure rate and cost experience. Subsequent costs incurred for warranty claims serve to reduce the accrued product warranty liability. See Note 5 for more information on our estimated future warranty costs.

Pensions and Post-retirement Benefits

We provide pension and post-retirement medical benefits to eligible domestic and foreign employees and we recognize pension and post-retirement benefit costs over the estimated service life or average life expectancy of those employees. We also recognize the funded status of our benefit plans, as measured at year-end by the difference between plan assets at fair value and the benefit obligation, in the Consolidated Balance Sheet. Changes in the funded status are recognized in the year in which the changes occur through Accumulated other comprehensive loss (“AOCL”). Actuarial gains or losses are amortized into net period benefit cost over the estimated service life of covered employees or average life expectancy of participants depending on the plan.

The benefit plan assets and liabilities reflect assumptions about the long-range performance of our benefit plans. Should actual results differ from management’s estimates, revisions to the benefit plan assets and liabilities would be required. See Note 11 for information regarding those estimates and additional disclosures on pension and post-retirement medical benefits.

Self-Insurance

Self-insurance expense and liabilities were actuarially determined based primarily on our historical claims information, industry factors and trends. The self-insurance liabilities as of December 31, 2019 represent the best estimate of the future payments to be made on reported and unreported losses for 2019 and prior years. The amounts and timing of payments for claims reserved may vary depending on various factors, including the development and ultimate settlement of reported and unreported claims. To the extent actuarial assumptions change and claims experience rates differ from historical rates, our liabilities may change. See Note 5 for additional information on our self-insured risks and liabilities.

Derivatives

We use futures contracts, forward contracts and fixed forward contracts to mitigate our exposure to volatility in metal commodity prices and foreign exchange rates. We hedge only exposures in the ordinary course of business and do not hold or trade derivatives for profit. All derivatives are recognized in the Consolidated Balance Sheet at fair value and the classification of each derivative instrument is based upon whether the maturity of the instrument is less than or greater than 12 months. See Note 10 for more information on our derivatives.

Income Taxes

We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. Unrecognized tax benefits are accounted for as required by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740. See Note 13 for more information related to income taxes.

Revenue Recognition

Our revenue recognition practices for the sale of goods depend upon the shipping terms for each transaction. Shipping terms are primarily FOB Shipping Point and, therefore, revenue is recognized for these transactions when products are shipped to customers and title and control passes. Certain customers in our smaller operations, primarily outside of North America, have shipping terms where risks and rewards of ownership do not transfer until the product is delivered to the customer. For these transactions, revenue is recognized on the date that the product is received and accepted by such customers. We experience returns for miscellaneous reasons and record a reserve for these returns at the time we recognize revenue based on historical experience. Our historical rates of return are insignificant as a percentage of sales. We also recognize revenue net of sales taxes. We have elected to recognize the revenue and cost for freight and shipping when control over the sale of goods passes to our customers. See Note 9 for more information on our revenue recognition practices.

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

Stock-Based Compensation

We recognize compensation expense for stock-based arrangements over the required employee service periods. We measure stock-based compensation costs based on the estimated grant-date fair value of the stock-based awards that are expected to ultimately vest and we adjust expected vesting rates to actual rates as additional information becomes known. For stock-based arrangements with performance conditions, we periodically adjust performance achievement rates based on our best estimates of those rates at the end of the performance period. See Note 16 for more information.

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

Recently Adopted Accounting Pronouncements

On February 25, 2016, the FASB issued ASU No. 2016-02, Leases (“ASC 842”). This accounting standard requires lessees to recognize a lease liability and a right-of-use (“ROU”) asset on the balance sheet for operating leases. Accounting for finance leases is substantially unchanged. ASC 842 is effective for fiscal years beginning after December 15, 2018 and we adopted the standard effective January 1, 2019. The adoption of ASC 842 had a material impact on our Consolidated Balance Sheet due to the recognition of operating lease liabilities and the corresponding right-of-use assets. Refer to Note 5 of the Notes to the Consolidated Financial Statements for additional information.

Changes in Accounting Standards Effective for Future Reporting Periods

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to estimate credit losses. ASU 2016-13 is effective for interim and annual periods beginning after December 15, 2019. We are currently assessing the impact of ASU 2016-13, but do not expect it to have a material impact on our financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangible - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 eliminates step two of the goodwill impairment test and specifies that goodwill impairment should be measured by comparing the fair value of a reporting unit with its carrying amount. Additionally, the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets should be disclosed. ASU 2017-04 is effective for annual or interim goodwill impairment tests performed in fiscal years beginning after December 15, 2019. We do not expect the adoption of ASU 2017-04 to have a material impact on our financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Internal-Use Software (Topic 350-40): Customer’s Accounting for Implementation Costs incurred in a Cloud Computing Arrangement That is a Service Contract. ASU 2018-15 provides guidance to determine how implementation costs associated with cloud computing arrangements that are incurred to develop or obtain internal-use software should be capitalized or expensed as incurred. ASU 2018-15 is effective for fiscal years beginning after December 15, 2019. We do not expect the adoption of ASU 2018-15 to have a material impact on our financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-02, in an effort to reduce complexity in accounting for income taxes, removes certain exceptions for measuring intraperiod tax allocations, foreign subsidiary equity method investments and interim period tax losses. ASU 2019-12 is effective for calendar year-end public business entities on January 1, 2021. We are currently assessing the impact of ASU 2019-12, but do not expect it to have a material impact on our financial statements.

3. Reportable Business Segments:

Description of Segments

We operate in three reportable business segments of the heating, ventilation, air conditioning and refrigeration (“HVACR”) industry. Our segments are organized primarily by the nature of the products and services we provide. The following table describes each segment:

Segment	Products or Services	Markets Served	Geographic Areas
Residential Heating & Cooling	Furnaces, air conditioners, heat pumps, packaged heating and cooling systems, indoor air quality equipment, comfort control products, replacement parts and supplies	Residential Replacement; Residential New Construction	United States Canada
Commercial Heating & Cooling	Unitary heating and air conditioning equipment, applied systems, controls, installation and service of commercial heating and cooling equipment, variable refrigerant flow commercial products	Light Commercial	United States Canada
Refrigeration(2)	Condensing units, unit coolers, fluid coolers, air- cooled condensers, air handlers, process chillers, controls, and compressorized racks	Light Commercial; Food Preservation; Non-Food/Industrial	United States Canada Europe(1)

(1) Effective January 1, 2019, we realigned our segment structure. We shifted financial reporting of the European Commercial HVAC business from our Commercial Heating & Cooling segment to our Refrigeration segment as we manage both our commercial HVAC and refrigeration operations in Europe together. We have revised our historical segment results to present them on a comparable basis.

(2) Descriptions of the products, services, markets and geographic areas of divested businesses were excluded from this table. Refer to Note 7 for details regarding the divestitures of our Australia, Asia, South America and Kysor Warren businesses.

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

Net sales and segment profit (loss) by segment, along with a reconciliation of segment profit (loss) to Operating income, are shown below (in millions):

	For the Years Ended December 31,
	2019	2018	2017
Net Sales (1)
Residential Heating & Cooling	$2,291.1	$2,225.0	$2,140.4
Commercial Heating & Cooling	947.4	900.7	819.5
Refrigeration	568.7	758.2	879.7
	$3,807.2	$3,883.9	$3,839.6
Segment profit (loss) (2)
Residential Heating & Cooling	$464.6	$399.4	$373.9
Commercial Heating & Cooling	165.4	157.5	149.3
Refrigeration	61.3	68.1	80.6
Corporate and other	(82.4)	(84.4)	(89.2)
Total segment profit	608.9	540.6	514.6
Reconciliation to Operating income:
Special inventory write down	—	0.2	—
Special product quality adjustments	(0.6)	—	5.4
Loss (gain), net on sale of businesses and related property	10.6	27.0	1.1
Insurance recoveries received for property damage incurred from natural disaster	(79.6)	(10.9)	—
Items in (Gains) Losses and other expenses, net that are excluded from segment profit (loss) (2)	11.3	11.4	10.4
Restructuring charges	10.3	3.0	3.2
Operating income	$656.9	$509.9	$494.5

(1) On a consolidated basis, no revenue from transactions with a single customer were 10% or greater of our consolidated net sales for any of the periods presented.
(2) We define segment profit (loss) as a segment’s operating income included in the accompanying Consolidated Statements of Operations, excluding:

•	The following items in Losses (gains) and other expenses, net:

◦	Net change in unrealized losses (gains) on unsettled futures contracts,

◦	Special legal contingency charges,

◦	Asbestos-related litigation,

◦	Environmental liabilities,

◦	Other items, net,

•	Special inventory write down,

•	Special product quality adjustments

•	Loss (gain), net on sale of businesses and related property,

•	Insurance recoveries received for property damage incurred from natural disaster, and

•	Restructuring charges.

Total assets by segment are shown below (in millions):

	As of December 31,
	2019	2018	2017
Total Assets:
Residential Heating & Cooling	$1,055.7	$837.4	$771.3
Commercial Heating & Cooling	409.0	349.5	324.3
Refrigeration	393.3	462.9	626.5
Corporate and other	176.9	167.4	169.4
Total assets	$2,034.9	$1,817.2	$1,891.5

The assets in the Corporate and other segment primarily consist of cash, short-term investments and deferred tax assets. Assets recorded in the operating segments represent those assets directly associated with those segments.

Total capital expenditures by segment are shown below (in millions):

	For the Years Ended December 31,
	2019	2018	2017
Capital Expenditures:
Residential Heating & Cooling	$59.2	$45.2	$38.9
Commercial Heating & Cooling	11.3	12.5	14.7
Refrigeration	9.4	9.3	11.8
Corporate and other	25.7	28.2	32.9
Total capital expenditures	$105.6	$95.2	$98.3

Depreciation and amortization expenses by segment are shown below (in millions):

	For the Years Ended December 31,
	2019	2018	2017
Depreciation and Amortization:
Residential Heating & Cooling	$30.0	$26.6	$24.9
Commercial Heating & Cooling	12.5	8.6	8.6
Refrigeration	7.9	8.9	11.4
Corporate and other	20.7	21.9	19.7
Total depreciation and amortization	$71.1	$66.0	$64.6

The equity method investments are shown below (in millions):

	For the Years Ended December 31,
	2019	2018	2017
Income from Equity Method Investments:
Residential Heating & Cooling	$8.8	$8.5	$11.7
Commercial Heating & Cooling	1.7	1.4	2.8
Refrigeration	2.9	2.1	3.9
Total income from equity method investments	$13.4	$12.0	$18.4

Geographic Information

Property, plant and equipment, net for each major geographic area in which we operate, based on the domicile of our operations, are shown below (in millions):

	As of December 31,
	2019	2018	2017
Property, Plant and Equipment, net:
United States	$333.6	$293.3	$257.6
Mexico	82.0	86.7	79.8
Canada	2.2	1.7	1.7
Other international	27.6	26.6	58.7
Total Property, plant and equipment, net	$445.4	$408.3	$397.8

4. Earnings Per Share:

Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net income by the sum of the weighted-average number of shares and the number of equivalent shares assumed outstanding, if dilutive, under our stock-based compensation plans.

The computations of basic and diluted earnings per share for Income from continuing operations were as follows (in millions, except per share data):

	For the Years Ended December 31,
	2019	2018	2017
Net income	$408.7	$359.0	$305.7
Add: Loss from discontinued operations	0.1	1.3	1.4
Income from continuing operations	$408.8	$360.3	$307.1

Weighted-average shares outstanding – basic	39.0	40.6	42.2
Add: Potential effect of diluted securities attributable to stock-based payments	0.4	0.5	0.6
Weighted-average shares outstanding – diluted	39.4	41.1	42.8

Earnings per share - Basic:
Income from continuing operations	$10.49	$8.87	$7.28
Loss from discontinued operations	—	(0.03)	(0.03)
Net income	$10.49	$8.84	$7.25

Earnings per share - Diluted:
Income from continuing operations	$10.38	$8.77	$7.17
Loss from discontinued operations	—	(0.03)	(0.03)
Net income	$10.38	$8.74	$7.14

An insignificant number of stock appreciation rights and Restricted Stock Units were outstanding but not included in the diluted earnings per share calculation because the assumed exercise of such rights would have been anti-dilutive.

5. Commitments and Contingencies:

Leases

We adopted ASC 842 on January 1, 2019, using the modified retrospective method, with the cumulative-effect adjustment to the opening balance sheet of retained earnings as of the effective date. The financial results reported in periods prior to January 1, 2019 are unchanged. Upon adoption, we recognized almost all of our leases greater than one year in duration on the balance sheet as right-of-use assets and lease liabilities. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification is based on criteria that are largely similar to those previously applied. We have made certain assumptions in judgments when applying ASC 842. Those judgments of most significance are as follows:

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

We determine if an arrangement is a lease at inception. Operating leases are included in our Consolidated Balance Sheet as of December 31, 2019 as Right-of-use assets from operating leases, Current operating lease liabilities and Long-term operating lease liabilities. Finance leases are included in Property, plant and equipment, Current maturities of long-term debt and Long-term debt in our Consolidated Balance Sheet. Many of our lease agreements contain renewal options; however, we do not recognize right-of-use assets or lease liabilities for renewal periods unless it is determined that we are reasonably certain of renewing the lease at inception or when a triggering event occurs. Some of our lease agreements contain rent escalation clauses (including index-based escalations), rent holidays, capital improvement funding or other lease concessions. We recognize our minimum rental expense on a straight-line basis based on the fixed components of a lease arrangement. We amortize this expense over the term of the lease beginning with the date of initial possession, which is the date we enter the leased space and begin to make improvements in preparation for its intended use. Variable lease components represent amounts that are not fixed in nature and are not tied to an index or rate, and are recognized as incurred.

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

We lease certain real and personal property under non-cancelable operating leases. Approximately 74% of our right-of-use assets and lease liabilities relate to our leases of real estate with the remaining amounts relating to our leases of IT equipment, fleet vehicles and manufacturing and distribution equipment.

The components of lease expense were as follows (in millions):

For the Year Ended December 31, 2019
Finance lease cost:
Amortization of right-of-use assets	$7.6
Interest on lease liabilities	0.9
Operating lease cost	59.7
Short-term lease cost	4.3
Variable lease cost	19.9
Total lease cost	$92.4

Other information
Cash paid for amounts included in the measurement lease liabilities:
Operating cash flows from operating leases	$58.1
Financing cash flows from finance leases	6.4
Right-of-use assets obtained in exchange for new finance lease liabilities	13.4
Right-of-use assets obtained in exchange for new operating lease liabilities	51.5

As of December 31, 2019
Finance lease right-of-use assets	$28.4
Operating lease right-of-use assets	$181.6
Finance lease liability, current	$7.8
Finance lease liability, non-current	$25.9
Operating lease liability, current	$52.7
Operating lease liability, non-current	$131.0
Weighted-average remaining lease term - finance leases	4.9 years
Weighted-average remaining lease term - operating leases	4.5 years
Weighted-average discount rate - finance leases	2.71%
Weighted-average discount rate – operating leases	3.69%

Future annual minimum lease payments and finance lease commitments as of December 31, 2019 were as follows (in millions):

	Operating Leases	Finance Leases
2020	$58.4	$8.4
2021	46.3	6.8
2022	33.8	4.9
2023	26.7	2.5
2024	17.0	0.6
Thereafter	17.1	11.7
Total minimum lease payments	$199.3	$34.9
Less imputed interest	(15.6)	(1.2)
Present value of minimum payments	$183.7	$33.7

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

On March 1, 2019, we entered into an agreement with a financial institution to renew the lease of our corporate headquarters in Richardson, Texas for a term of five years through March 1, 2024 (the “Lake Park Renewal”). The leased property consists of an office building of approximately 192,000 square feet, land and related improvements. During the lease term, we are obligated to pay base rent in quarterly installments, payable in arrears. At the end of the lease term, we must do one of the following: (i) purchase the property for $41.2 million; (ii) vacate the property and return it in good condition; (iii) arrange for the sale of the leased property to a third party; or (iv) renew the lease under mutually agreeable terms. If we elect to sell the property to a third party and the sales proceeds are less than the lease balance of $41.2 million, we must pay any such deficit to the financial institution. Any such deficit payment cannot exceed 87% of the lease balance. The headquarters lease is classified as an operating lease and its future annual minimum lease payments are included in the table above.

Our obligations under the Lake Park Renewal are secured by a pledge of our interest in the leased property. The Lake Park Renewal contains customary lease covenants and events of default as well as events of default if (i) indebtedness of $75 million or more is not paid when due, (ii) there is a change of control or (iii) we fail to comply with certain covenants incorporated from our existing credit facility agreement. We believe we were in compliance with these financial covenants as of December 31, 2019.

In 2008, we expanded our Tifton, Georgia manufacturing facility using the proceeds from industrial development bonds (“IDBs”). We entered into a lease agreement with the owner of the property and the issuer of the IDBs, and through our lease payments fund the interest payments to investors in the IDBs. We also guaranteed the repayment of the IDBs and have outstanding letters of credit totaling $11.7 million to fund a potential repurchase of the IDBs in the event investors exercised their right to tender the IDBs to the trustee. We had finance lease obligations of $11.7 million related to these transactions as of December 31, 2019 and 2018.

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

Total product warranty liabilities related to continuing operations are included in the following captions on the accompanying Consolidated Balance Sheets (in millions):

	As of December 31,
	2019	2018
Accrued expenses	$38.2	$37.9
Other liabilities	74.6	73.7
Total product warranty liabilities	$112.8	$111.6

The changes in product warranty liabilities related to continuing operations for the years ended December 31, 2019 and 2018 were as follows (in millions):

Total warranty liability as of December 31, 2017	$109.9
Payments made in 2018	(31.6)
Changes resulting from issuance of new warranties	36.8
Changes in estimates associated with pre-existing liabilities	(1.5)
Changes in foreign currency translation rates and other	(0.8)
Warranty liability from divestitures	(1.2)
Total warranty liability as of December 31, 2018	$111.6
Payments made in 2019	(34.9)
Changes resulting from issuance of new warranties	44.1
Changes in estimates associated with pre-existing liabilities	(7.6)
Changes in foreign currency translation rates and other	—
Warranty liability from divestitures	(0.4)
Total warranty liability as of December 31, 2019	$112.8

We have incurred, and will likely continue to incur, product costs not covered by insurance or our suppliers’ warranties, which are not included in the table above. Also, to satisfy our customers and protect our brands, we have repaired or replaced installed products experiencing quality-related issues, and will likely continue such repairs and replacements.

During the second quarter of 2017, we identified a product quality issue in a defective vendor-supplied component affecting a product line in the Residential Heating & Cooling segment. This defect was isolated, the vendor is supplying corrected components, and we are manufacturing products with the corrected components. We incurred and recorded insignificant expenses associated with this product quality issue in 2017. In the second quarter of 2019, the vendor agreed to reimburse us for certain losses incurred due to this quality issue. These reimbursements include cash payments in 2019 and price reductions on annual qualifying purchases from this vendor through 2024.

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

Total self-insurance liabilities were included in the following captions on the accompanying Consolidated Balance Sheets (in millions):

	As of December 31,
	2019	2018
Accrued expenses	$5.2	$6.0
Other liabilities	19.4	19.5
Total self-insurance liabilities	$24.6	$25.5

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

Our defense costs for asbestos-related claims are generally covered by insurance; however, our insurance coverage for settlements and judgments for asbestos-related claims vary depending on several factors, and are subject to policy limits, so we may have greater financial exposure for future settlements and judgments. For the years ended December 31, 2019 and 2018, we estimated our probable liability for known cases at $10.2 million and $9.7 million, respectively, and these amounts were recorded in Accrued expenses in the Consolidated Balance Sheets. For the years ended December 31, 2019 and 2018, we estimated future asbestos-related litigation cases to be $22.1 million and $19.3 million, respectively, before consideration of probable insurance recoveries and these amounts were recorded in Other liabilities in the Consolidated Balance Sheets. For the years ended December 31, 2019, 2018 and 2017, we recorded expense of $3.1 million, $4.0 million and $3.5 million, respectively, net of probable insurance recoveries, for known and future asbestos-related litigation and is recorded in Losses (gains) and other expenses, net in the Consolidated Statements of Operations.

It is management’s opinion that none of these claims or lawsuits or any threatened litigation will have a material adverse effect, individually or in the aggregate, on our financial condition, results of operations or cash flows. Claims and lawsuits, however, involve uncertainties and it is possible that their eventual outcome could adversely affect our results of operations in a future period.

Marshalltown Tornado and Recovery

On July 19, 2018, our manufacturing facility in Marshalltown, Iowa was severely damaged by a tornado. We have insurance for the repair or replacement of our assets that suffered damage or loss, and we worked closely with our insurance carriers and claims adjusters to ascertain the amount of insurance recoveries due to us as a result of the damage and loss we suffered. Our insurance policies also provide business interruption coverage, including lost profits, and reimbursement for other expenses and costs that have been incurred relating to the damages and losses suffered.

For the years ended December 31, 2019 and 2018, we incurred expenses and losses of $64.4 million and $86.0 million, respectively, related to damages caused by the tornado. These amounts included site clean-up and demolition, factory inefficiencies, freight to move product to other warehouses, professional fees, and sales and marketing promotional costs.

In December 2019, we reached a final settlement with our insurance carriers for the losses we suffered from the tornado. The settlement allowed for total cumulative insurance recoveries of $367.5 million, of which $243.2 million and $124.3 million were received in the years ended December 31, 2019 and 2018, respectively.

These costs and insurance recoveries are shown in Gain from insurance recoveries, net of losses incurred in the Consolidated Statements of Operations. The following table summarizes the Gain from insurance recoveries, net of losses incurred:

(Amounts in millions)	For the Year Ended December 31,
	2019	2018
Insurance recoveries received	$243.2	$124.3
Less losses and expenses incurred:
Site clean-up and remediation	20.4	50.9
Factory inefficiencies due to lower productivity	9.3	7.4
Write-off of property, plant and equipment	—	4.2
Write-off of inventory	—	5.8
Other	34.7	17.7
Total losses and expenses	$64.4	$86.0
Gain from insurance recoveries, net of losses incurred	$178.8	$38.3
Components of Gain from insurance recoveries, net of losses incurred:
Insurance proceeds for lost profits	99.2	27.4
Insurance proceeds for property damage incurred from natural disaster	79.6	10.9

6. Stock Repurchases:

Our Board of Directors have authorized a total of $3 billion to repurchase shares of our common stock , including an incremental $500 million share repurchase authorization in December 2019, under our Share Repurchase Plans. The Share Repurchase Plans allow us to repurchase shares from time to time in open market transactions and in privately negotiated transactions based on business, market, applicable legal requirements and other considerations. The Share Repurchase Plans do not require the repurchase of a specific number of shares and may be terminated at any time. As of December 31, 2019, $546 million of shares may yet be repurchased under the Share Repurchase Plans.

We repurchased 0.4 million shares for $100.0 million during the first quarter of 2019, 0.6 million shares for $150.0 million during the second quarter of 2019 and 0.5 million shares for $150.0 million during the third quarter of 2019, respectively, from open market transactions.

We also repurchased 0.1 million shares for $24.0 million and 0.1 million shares for $26.9 million for the years ended December 31, 2019 and 2018, respectively, from employees who tendered their shares to satisfy minimum tax withholding obligation upon the vesting of stock-based compensation awards.

7. Divestitures:

2019 Divestiture:

During the first quarter of 2019, we obtained Board of Directors’ approval and signed an agreement with EPTA S.p.A., a private Italian company, for the sale of our Kysor Warren business. The sale was completed on March 29, 2019. The following table summarizes the net loss recognized in connection with this divestiture:

(Amounts in millions)	For the Year Ended December 31, 2019
Cash received from the buyer	$49.0
Net assets sold	(52.0)
AOCI reclassification adjustments, primarily foreign currency translation	(2.1)
Direct costs to sell	(5.5)
Loss on sale of business	$(10.6)

2018 Divestitures:

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

The total Loss (gain), net on sale of businesses and related property in our Consolidated Statements of Operations of $10.6 million for the year ended December 31, 2019 is comprised of the loss on the sale of the Kysor Warren business. The total Loss (gain), net on sale of businesses and related property for the year ended December 31, 2018 of $27.0 million is comprised of the $13.3 million loss on the sale of our Australia and Asia business, the $23.8 million gain on the sale of our Milperra property, and the $37.5 million loss on the sale of our South America business.

8. Restructuring Charges:

We record restructuring charges associated with management-approved restructuring plans to reorganize or to remove duplicative headcount and infrastructure within our businesses. Restructuring charges include severance costs to eliminate a specified number of employees, infrastructure charges to vacate facilities and consolidate operations, contract cancellation costs and other related activities. The timing of associated cash payments is dependent upon the type of restructuring charge and can extend over a multi-year period. Restructuring charges are not included in our calculation of segment profit (loss), as more fully explained in Note 3.

Restructuring Activities in 2019

In the third quarter of 2019, the Commercial Heating & Cooling and Corporate segments incurred restructuring charges primarily related to activities to re-align resources and its product portfolio. In the fourth quarter of 2019, the Residential Heating & Cooling and Commercial Heating & Cooling segments incurred restructuring charges, primarily related to activities to close certain Lennox Stores and related to reductions of management and support staff.

Information regarding the restructuring charges for all ongoing activities are presented in the table below (in millions):

	Incurred in 2019	Incurred to Date	Total Expected to be Incurred
Severance and related expense	$2.9	$5.3	$5.4
Asset write-offs and accelerated depreciation	5.6	5.6	5.6
Accelerated depreciation on right-of-use assets from operating leases	1.2	1.9	1.9
Other	0.6	0.6	1.6
Total	$10.3	$13.4	$14.5

While restructuring charges are excluded from our calculation of segment profit (loss), the table below presents the restructuring charges associated with each segment (in millions):

	Incurred in 2019	Incurred to Date	Total Expected to be Incurred
Residential Heating & Cooling	$2.9	$2.9	$2.9
Commercial Heating & Cooling	1.0	2.7	3.7
Refrigeration	1.2	2.6	2.7
Corporate & Other	5.2	5.2	5.2
Total	$10.3	$13.4	$14.5

Restructuring accruals are included in Accrued expenses in the accompanying Consolidated Balance Sheets.

9. Revenue Recognition:

The following table disaggregates our revenue by business segment by geography which provides information as to the major sources of revenue. See Note 3 for additional description of our reportable business segments and the products and services being sold in each segment.

	For the Year Ended December 31, 2019
Primary Geographic Markets	Residential Heating & Cooling	Commercial Heating & Cooling	Refrigeration	Consolidated
United States	$2,135.6	$847.1	$321.9	$3,304.6
Canada	155.5	98.5	0.7	254.7
International	—	1.8	246.1	247.9
Total	$2,291.1	$947.4	$568.7	$3,807.2

	For the Year Ended December 31, 2018
Primary Geographic Markets	Residential Heating & Cooling	Commercial Heating & Cooling	Refrigeration	Consolidated
United States	$2,066.7	$805.4	$403.2	$3,275.3
Canada	158.3	92.7	4.5	255.5
International	—	2.6	350.5	353.1
Total	$2,225.0	$900.7	$758.2	$3,883.9

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

For our businesses that provide services, revenue is recognized at the time services are completed. Our Commercial Heating & Cooling segment also provides sales, installation, maintenance and repair services under fixed-price contracts. Revenue for services is recognized as the services are performed under the contract based on the relative fair value of the services provided. We allocate a portion of the revenue for extended labor warranty obligations and recognize the revenue over the term of the extended warranty. Revenue from extended warranties is insignificant. See Note 5 for more information on product warranties.

Residential Heating & Cooling - We manufacture and market a broad range of furnaces, air conditioners, heat pumps, packaged heating and cooling systems, equipment and accessories to improve indoor air quality, comfort control products, replacement parts and supplies and related products for both the residential replacement and new construction markets in North America. These products are sold under various brand names and are sold either through direct sales to a network of independent installing dealers, including through our network of Lennox stores or to independent distributors. For the years ended December 31, 2019 and 2018, direct sales represented 75% and 76% of revenues, respectively, and sales to independent distributors represented the remainder. Given the nature of our business, customer product orders are fulfilled at a point in time and not over a period of time.

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

For the years ended December 31, 2019 and 2018, equipment sales represented 86% of revenues and the remainder of our revenue was generated from our service business.

Refrigeration - We manufacture and market equipment for the global commercial refrigeration markets under the Heatcraft Worldwide Refrigeration name. Our products are used in the food retail, food service, cold storage as well as non-food refrigeration markets. We sell these products to distributors, installing contractors, engineering design firms, original equipment manufacturers and end-users. In Europe, we also manufacture and sell unitary heating and cooling products and applied systems. Substantially all segment revenue was related to these types of equipment and systems and is recognized at a point in time when control transfers to the customer, which is generally at time of shipment. Approximately 1% of segment revenue relates to services for start-up and commissioning activities.

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

Other Judgments and Assumptions - On January 1, 2018, we adopted Accounting Standards Update No.2014-09, Revenue from Contracts with Customers (Topic 606), as amended and applied it to all contracts using the modified retrospective method. We recognized the cumulative effect of initially applying the new revenue standard as a $1.0 million reduction in the January 1, 2018, balance of retained earnings.We apply the practical expedient in ASC 606-10-50-14 and do not disclose information about remaining performance obligations that have original expected durations of one year or less. Applying the practical expedient in ASC 340-40-25-4, we recognize the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that we otherwise would have recognized is one year or less. These costs are included in SG&A expenses. ASC 606-10-32-18 allows us to not adjust the amount of consideration to be received in a contract for any significant financing component if we expect to receive payment within twelve months of transfer of control of goods or services. We have elected this expedient as we expect all consideration to be received in one year or less at contract inception. We have also elected not to provide the remaining performance obligations disclosures related to service contracts in accordance with the practical expedient in ASC 606-10-55-18. We recognize revenue in the amount to which the entity has a right to invoice and have adopted this election to not provide the remaining performance obligations related to service contracts.

Contract Assets - We do not have material amounts of contract assets since revenue is recognized as control of goods is transferred or as services are performed. There are a small number of installation services that may occur over a period of time, but that period of time is generally very short in duration and right of payment does not exist until the installation is completed. Any contract assets that may arise are recorded in Other assets in our Consolidated Balance Sheets.

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

Net contract assets (liabilities) consisted of the following:

	December 31, 2019	December 31, 2018	$ Change	% Change
Contract assets	$—	$2.5	$(2.5)	(100.0)%
Contract liabilities - current	(8.4)	(13.0)	4.6	(35.4)%
Contract liabilities - noncurrent	(5.9)	(5.9)	—	—%
Total	$(14.3)	$(16.4)	$2.1

For the years ended December 31, 2019 and 2018, we recognized revenue of $3.3 million and $4.8 million related to our contract liabilities at January 1, 2019 and 2018, respectively. Impairment losses recognized in our receivables and contract assets were de minimis in 2018 and 2019.

10. Other Financial Statement Details:

Inventories

The components of inventories are as follows (in millions):

	As of December 31,
	2019	2018
Finished goods	$402.9	$330.5
Work in process	6.0	10.0
Raw materials and parts	198.8	229.1
Total	607.7	569.6
Excess of current cost over last-in, first-out cost	(63.6)	(59.8)
Total inventories, net	$544.1	$509.8

The Company recorded a pre-tax gain of $0.2 million in 2019 and no pre-tax gains or losses in 2018 or 2017 from LIFO inventory liquidations. Reserves for obsolete and slow-moving inventories were $19.2 million and $16.5 million at December 31, 2019 and December 31, 2018, respectively.

Goodwill
The changes in the carrying amount of goodwill in 2019 and 2018, in total and by segment, are summarized in the table below (in millions):

Segment:	Balance at December 31, 2017 (1)	Write-off due to divested businesses	Changes in foreign currency translation rates	Balance at December 31, 2018	Goodwill Reallocation (2)	Changes in foreign currency translation rates	Balance at December 31, 2019
Residential Heating & Cooling	$26.1	$—	$—	$26.1	$—	$—	$26.1
Commercial Heating & Cooling	62.2	—	(0.8)	61.4	(0.3)	—	61.1
Refrigeration	112.2	(11.5)	(1.6)	99.1	0.3	(0.1)	99.3
	$200.5	$(11.5)	$(2.4)	$186.6	$—	$(0.1)	$186.5

(1) The goodwill balances in the table above are presented net of accumulated impairment charges of $21.2 million, all of which relate to impairments in periods prior to 2017.
(2) In 2019, we reorganized our external financial reporting structure by moving our European Commercial HVAC business from our Commercial segment to our Refrigeration segment as we manage both our commercial HVAC and refrigeration operations in Europe together. See Note 3 for additional information.

A qualitative review of impairment indicators was performed in 2019 for the Residential Heating & Cooling, the Commercial Heating & Cooling, and the Refrigeration segments. Based on our impairment review, we did not record any goodwill impairments in 2019.

In 2018, we de-recognized $11.5 million of goodwill as a part of the completed sales of our Australia, Asia and South America businesses as discussed further in Note 7. We did not de-recognize any goodwill in 2017 or 2019 and we did not record any goodwill impairments related to continuing operations in 2017, 2018 or 2019.

Property, Plant and Equipment

Components of Property, plant and equipment, net were as follows (in millions):

	As of December 31,
	2019	2018
Land	$23.7	$25.5
Buildings and improvements	242.9	210.9
Machinery and equipment	883.4	838.6
Capital leases	47.2	49.9
Construction in progress and equipment not yet in service	72.5	61.9
Total	1,269.7	1,186.8
Less accumulated depreciation	(824.3)	(778.5)
Property, plant and equipment, net	$445.4	$408.3

In 2018, we impaired $4 million of property, plant and equipment at our Marshalltown facility that was damaged by a tornado. Refer to Note 5 for more information on the damage to our Marshalltown facility. No impairment charges were recorded in 2019 or 2017.

Accrued Expenses

The significant components of Accrued expenses are presented below (in millions):

	As of December 31,
	2019	2018
Accrued rebates and promotions	$70.1	$70.8
Accrued compensation and benefits	70.4	69.0
Accrued warranties	38.2	37.9
Accrued sales, use, property and VAT taxes	18.6	20.7
Deferred income	8.4	13.0
Derivative contracts	2.9	10.2
Accrued asbestos reserves	10.2	9.7
Self insurance reserves	5.2	6.0
Other	31.7	35.0
Total Accrued expenses	$255.7	$272.3

Derivatives

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

Cash Flow Hedges

We have commodity futures contracts and foreign exchange forward contracts designated as cash flows hedges that are scheduled to mature through May 2021 and January 2021, respectively. Unrealized gains or losses from our cash flow hedges are included in AOCL and are expected to be reclassified into earnings within the next 18 months based on the prices of the commodities and foreign currencies at the settlement dates.

We recorded the following amounts related to our cash flow hedges in AOCL (in millions):

	As of December 31,
	2019	2018
Unrealized losses on unsettled contracts	$0.2	$8.4
Income tax benefit	(0.2)	(2.2)
Losses included in AOCL, net of tax (1)	$—	$6.2

(1) Assuming commodity and foreign currency prices remain constant, we expect to reclassify $0.3 million of derivative losses into earnings within the next 12 months.

Expenses included in our Consolidated Statements of Operations

Below is information about expenses included in Selling, general and administrative expenses in our Consolidated Statements of Operations (in millions):

	For the Years Ended December 31,
	2019	2018	2017
Research and development	$69.9	$72.2	$73.6
Advertising, promotions and marketing (1)	43.7	42.5	45.0
Cooperative advertising expenditures	21.3	16.8	18.6

(1) Cooperative advertising expenditures were not included in these amounts.

Interest Expense, net

The components of Interest expense, net in our Consolidated Statements of Operations were as follows (in millions):

	For the Years Ended December 31,
	2019	2018	2017
Interest expense, net of capitalized interest	$48.6	$39.1	$32.1
Interest income	1.1	0.8	1.5
Interest expense, net	$47.5	$38.3	$30.6

Losses (Gains) and Other Expenses, net

Losses (gains) and other expenses, net in our Consolidated Statements of Operations were as follows (in millions):

	For the Years Ended December 31,
	2019	2018	2017
Realized losses (gains) on settled futures contracts	$0.4	$(0.4)	$(1.7)
Foreign currency exchange (gains) losses	(1.5)	1.7	(1.8)
(Gains) losses on disposal of fixed assets	(0.2)	0.7	0.2
Other operating (gains) losses	(1.7)	—	—
Net change in unrealized (gains) losses on unsettled futures contracts	(0.5)	1.5	0.9
Asbestos-related litigation	3.1	4.0	3.5
Special legal contingency charges	1.2	1.9	3.7
Environmental liabilities	5.7	2.2	2.2
Contractor tax payments	—	—	0.1
Other items, net	1.8	1.8	—
Losses (gains) and other expenses, net	$8.3	$13.4	$7.1

11. Employee Benefit Plans:

Many of our defined benefit pension and profit sharing plans have been frozen and replaced with defined contribution plans. We have a liability for the benefits earned under these inactive plans prior to the date the benefits were frozen. We also have several active defined benefit plans that provide benefits based on years of service. Our defined contribution plans generally include both company and employee contributions which are based on predetermined percentages of compensation earned by the employee.

In addition to freezing the benefits of our defined benefit pension plans, we have also eliminated nearly all of our post-retirement medical benefits.

Defined Contribution Plans

We recorded the following contributions to the defined contribution plans (in millions):

	For the Years Ended December 31,
	2019	2018	2017
Contributions to defined contribution plans	$19.1	$18.8	$18.1

Pension and Post-retirement Benefit Plans

Pension Settlement Activity in 2019

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

On October 15, 2019, we entered into an agreement with Pacific Life Insurance Company to purchase a group annuity contract and transfer $73.5 million of our pension plan assets and $77.9 million of related benefit obligations. In the fourth quarter of 2019, we recognized a $38.6 million pension settlement charge in the Statement of Operations and reclassified $4.4 million of pension benefit obligations to AOCL as a result of this transaction.

Benefit Obligations, Fair Value of Plan Assets, Funded Status, and Balance Sheet Position

The following tables set forth amounts recognized in our financial statements and the plans’ funded status for our pension and post-retirement benefit plans (dollars in millions):

	Pension Benefits
	2019	2018
Accumulated benefit obligation	$237.3	$368.0

Changes in projected benefit obligation:
Benefit obligation at beginning of year	$371.9	$405.5
Service cost	4.9	5.3
Interest cost	10.2	12.3
Other	—	0.3
Actuarial (gain) loss	38.9	(26.4)
Effect of exchange rates	1.1	(2.7)
Settlements	(173.5)	(1.3)
Benefits paid	(12.0)	(21.1)
Benefit obligation at end of year	$241.5	$371.9

Changes in plan assets:
Fair value of plan assets at beginning of year	$291.0	$318.6
Actual gain (loss) return on plan assets	45.7	(23.3)
Employer contributions	1.8	20.6
Effect of exchange rates	1.3	(2.5)
Plan settlements	(173.5)	(1.3)
Benefits paid	(12.0)	(21.1)
Fair value of plan assets at end of year	154.3	291.0
Funded status / net amount recognized	$(87.2)	$(80.9)

Net amount recognized consists of:
Non-current assets	$3.5	$3.3
Current liability	(3.3)	(1.4)
Non-current liability	(87.4)	(82.8)
Net amount recognized	$(87.2)	$(80.9)

Plans with Benefit Obligations in Excess of Plan Assets

	For the Years Ended December 31,
	2019	2018
Pension plans with a benefit obligation in excess of plan assets:
Projected benefit obligation	$204.5	$357.2
Accumulated benefit obligation	200.5	353.4
Fair value of plan assets	113.9	275.0

Net Periodic Benefit Cost

Our U.S.-based pension plans comprised approximately 81% of the projected benefit obligation and 74% of plan assets as of December 31, 2019.

	Pension Benefits
	2019	2018	2017
Components of net periodic benefit cost as of December 31:
Service cost	$4.9	$5.3	$5.0
Interest cost	10.2	12.3	12.6
Expected return on plan assets	(13.4)	(18.8)	(21.3)
Amortization of prior service costs	0.1	0.1	0.2
Recognized actuarial loss	5.6	9.2	8.1
Settlements	99.2	0.4	—
Other	(0.5)	0.3	0.7
Net periodic benefit cost	$106.1	$8.8	$5.3

Amounts recognized in AOCL and Other Comprehensive Income

The following table sets forth amounts recognized in AOCL and Other comprehensive income (loss) in our financial statements for 2019 and 2018 (in millions):

	Pension Benefits
	2019	2018
Amounts recognized in AOCL:
Prior service costs	$(0.8)	$(0.9)
Actuarial loss	(101.6)	(199.4)
Subtotal	(102.4)	(200.3)
Deferred taxes	24.7	49.5
Net amount recognized	$(77.7)	$(150.8)
Changes recognized in other comprehensive (loss) income:
Current year prior service costs	—	0.3
Current year actuarial (gain) loss	(5.1)	15.7
Effect of exchange rates	0.5	(1.1)
Amortization of prior service costs	(0.1)	(0.1)
Amortization of actuarial loss, including settlements	(93.1)	(9.9)
Total recognized in other comprehensive (loss) income	$(97.8)	$4.9
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$8.3	$13.7

The estimated prior service costs and actuarial losses for pension benefits that will be amortized from AOCL in 2020 are $0.2 million and $5.4 million, respectively.

Assumptions

The following tables set forth the weighted-average assumptions used to determine Benefit obligations and Net periodic benefit cost for the U.S.-based plans in 2019 and 2018:

	Pension Benefits
	2019	2018
Weighted-average assumptions used to determine benefit obligations as of December 31:
Discount rate	3.19%	4.32%
Rate of compensation increase	4.23%	4.23%

	Pension Benefits
	2019	2018	2017
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate - service cost	3.96%	3.48%	3.96%
Discount rate - interest cost	3.67%	3.22%	3.51%
Expected long-term return on plan assets	6.50%	6.50%	7.50%
Rate of compensation increase	4.23%	4.23%	4.23%

The following tables set forth the weighted-average assumptions used to determine Benefit obligations and Net periodic benefit cost for the non-U.S.-based plans in 2019 and 2018:

	Pension Benefits
	2019	2018
Weighted-average assumptions used to determine benefit obligations as of December 31:
Discount rate	2.15%	2.93%
Rate of compensation increase	3.20%	3.77%

	Pension Benefits
	2019	2018	2017
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate - service cost	1.60%	1.32%	1.34%
Discount rate - interest cost	2.98%	2.67%	2.75%
Expected long-term return on plan assets	3.92%	4.19%	4.40%
Rate of compensation increase	3.77%	3.62%	3.78%

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

Assumed health care cost trend rates have an effect on the amounts reported for our healthcare plan. The following table sets forth the healthcare trend rate assumptions used:

	2019	2018
Assumed health care cost trend rates as of December 31:
Health care cost trend rate assumed for next year	6.50%	6.50%
Rate to which the cost rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2022	2022

Expected future benefit payments are shown in the table below (in millions):

	For the Years Ended December 31,
	2020	2021	2022	2023	2024	2025-2029
Pension benefits	$6.0	$11.5	$6.2	$7.0	$11.7	$92.6

Composition of Pension Plan Assets

We believe asset returns can be optimized at an acceptable level of risk by adequately diversifying the plan assets between equity and fixed income. In the fourth quarter of 2019, we changed the targeted allocations for our plan assets. The targeted allocation for fixed income and cash investments was changed to 50%, and the targeted allocation for equity investments was changed to 50%. Our targeted exposure to International equity including emerging markets was changed to 6.0% of total assets and our exposure to domestic equity was changed to 44.0%. Our U.S. pension plan represents 74%, our Canadian pension plan 12%, and our United Kingdom (“U.K.”) pension plan 14% of the total fair value of our plan assets as of December 31, 2019.

Our U.S. pension plans’ weighted-average asset allocations as of December 31, 2019 and 2018, by asset category, were as follows:

	Plan Assets as of December 31,
Asset Category:	2019	2018
U.S. equity	44.6%	24.6%
International equity	7.3%	15.5%
Fixed income	48.0%	57.2%
Money market/cash	0.1%	2.7%
Total	100.0%	100.0%

Our U.S. pension plans’ assets were invested according to the following targets:

Asset Category:	Target
U.S. equity	44.0%
International equity	6.0%
Fixed income	50.0%

Our Canadian pension plans were invested approximately 73% in Canadian bonds and 27% in international equities. Our U.K. pension plan was invested in fixed income securities, including corporate and government bonds.

The fair values of our pension plan assets, by asset category, were as follows (in millions):

	Fair Value Measurements as of December 31, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Asset Category:
Cash and cash equivalents	$0.2	$—	$—	$0.2
Commingled pools / Collective Trusts:
U.S. equity (1)	—	50.8	—	50.8
International equity (2)	—	8.3	—	8.3
Fixed income (3)	—	54.6	—	54.6
Balanced pension trust: (4)
International equity	—	4.8	—	4.8
Fixed income	—	13.6	—	13.6
Pension fund:
Fixed income (6)	—	22.0	—	22.0
Total	$0.2	$154.1	$—	$154.3

	Fair Value Measurements as of December 31, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Asset Category:
Cash and cash equivalents	$7.2	$—	$—	$7.2
Commingled pools / Collective Trusts:
U.S. equity (1)	—	62.7	—	62.7
International equity (2)	—	39.5	—	39.5
Fixed income (3)	—	146.2	—	146.2
Balanced pension trust: (4)
International equity	—	4.0	—	4.0
Fixed income	—	12.0	—	12.0
Pension fund:
International equity (5)	—	2.7	—	2.7
Fixed income (6)	—	8.9	—	8.9
Blend (7)	—	7.8	—	7.8
Total	$7.2	$283.8	$—	$291.0

Additional information about assets measured at Net Asset Value (“NAV”) per share (in millions):

	As of December 31, 2019
	Fair Value	Redemption Frequency (if currently eligible)	Redemption Notice Period
Asset Category:
Commingled pools / Collective Trusts:
U.S. equity (1)	$50.8	Daily	5 days
International equity (2)	8.3	Daily	5 days
Fixed income (3)	54.6	Daily	5-15 days
Balanced pension trust: (4)
International equity	4.8	Daily	3-5 days
Fixed income	13.6	Daily	3-5 days
Pension fund:
Fixed income (6)	22.0	Daily	1-3 days
Total	$154.1

	As of December 31, 2018
	Fair Value	Redemption Frequency (if currently eligible)	Redemption Notice Period
Asset Category:
Commingled pools / Collective Trusts:
U.S. equity (1)	$62.7	Daily	5 days
International equity (2)	39.5	Daily	5 days
Fixed income (3)	146.2	Daily	5-15 days
Balanced pension trust: (4)
International equity	4.0	Daily	3-5 days
Fixed income	12.0	Daily	3-5 days
Pension fund:
International equity (5)	2.7	Daily	1-3 days
Fixed income (6)	8.9	Daily	1-3 days
Blend (7)	7.8	Daily	1-3 days
Total	$283.8

(1)	This category includes investments primarily in U.S. equity securities that include large, mid and small capitalization companies.
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

The majority of our commingled pool/collective trusts, mutual funds, balanced pension trusts and pension funds are managed by professional investment advisors. The NAVs per share are furnished in monthly and/or quarterly statements received from the investment advisors and reflect valuations based upon their pricing policies. We assessed the fair value classification of these investments as Level 2 for commingled pool/collective trusts, balanced pension trusts and pension funds based on an examination of their pricing policies and the related controls and procedures. The fair values we report are based on the pool, trust or fund’s NAV per share. The NAVs per share are calculated periodically (daily or no less than one time per month) as the aggregate value of each pool or trust’s underlying assets divided by the number of units owned. See Note 17 for information about our fair value hierarchies and valuation techniques.

12. Joint Ventures and Other Equity Investments:

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

The combined balance of equity method investments included in Other assets, net totaled (in millions):

	As of December 31,
	2019	2018
Equity method investments	$38.6	$36.6

We purchase compressors from our U.S. joint venture for use in certain of our products. The amounts of purchases included in Cost of goods sold in the Consolidated Statements of Operations were as follows (in millions):

	For the Years Ended December 31,
	2019	2018	2017
Purchases of compressors from joint venture	$123.1	$103.1	$106.4

13. Income Taxes:

Our Provision for income taxes from continuing operations consisted of the following (in millions):

	For the Years Ended December 31,
	2019	2018	2017
Current:
Federal	$55.9	$59.5	$86.1
State	14.2	17.8	12.5
Foreign	9.3	4.6	15.0
Total current	79.4	81.9	113.6
Deferred:
Federal	15.0	23.2	43.8
State	3.9	1.0	0.9
Foreign	0.8	1.5	(1.4)
Total deferred	19.7	25.7	43.3
Total provision for income taxes	$99.1	$107.6	$156.9

Income from continuing operations before income taxes was comprised of the following (in millions):

	For the Years Ended December 31,
	2019	2018	2017
Domestic	$383.2	$428.7	$402.5
Foreign	124.7	39.2	61.5
Total	$507.9	$467.9	$464.0

The difference between the income tax provision from continuing operations computed at the statutory federal income tax rate and the financial statement Provision for income taxes is summarized as follows (in millions):

	For the Years Ended December 31,
	2019	2018	2017
Provision at the U.S. statutory rate of 21% (35% for 2017)	$106.7	$98.3	$162.4
Increase (reduction) in tax expense resulting from:
State income tax, net of federal income tax benefit	13.2	15.5	9.2
Domestic manufacturing deduction	—	—	(9.6)
Tax credits, net of unrecognized tax benefits	(13.8)	(2.5)	(8.6)
Change in unrecognized tax benefits	3.1	0.4	(0.1)
Change in valuation allowance	1.9	5.0	6.4
Foreign taxes at rates other than U.S. statutory rate	(20.7)	(3.2)	(9.0)
Deemed inclusions	8.3	3.9	0.3
Global intangible low-taxed income	9.5	0.7	—
Change in rates from the Tax Act & other law changes	(0.8)	1.9	31.8
Excess tax benefits from stock-based compensation	(10.9)	(10.5)	(23.6)
Miscellaneous other	2.6	(1.9)	(2.3)
Total provision for income taxes	$99.1	$107.6	$156.9

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

Deferred tax assets (liabilities) were comprised of the following (in millions):

	As of December 31,
	2019	2018
Gross deferred tax assets:
Warranties	$27.8	$27.8
Loss carryforwards (foreign, U.S. and state)	23.2	23.1
Post-retirement and pension benefits	22.4	21.3
Inventory reserves	5.6	9.3
Receivables allowance	3.1	3.4
Compensation liabilities	6.2	7.9
Insurance liabilities	1.6	2.9
Legal reserves	8.5	7.4
Tax credits, net of federal effect	11.4	11.0
Other	7.1	8.1
Total deferred tax assets	116.9	122.2
Valuation allowance	(24.9)	(25.4)
Total deferred tax assets, net of valuation allowance	92.0	96.8
Gross deferred tax liabilities:
Depreciation	(52.5)	(22.1)
Intangibles	(15.1)	(5.4)
Other	(2.9)	(2.3)
Total deferred tax liabilities	(70.5)	(29.8)
Net deferred tax assets	$21.5	$67.0

As of December 31, 2019 and 2018, we had $0.1 million and $0.6 million in tax-effected state net operating loss carryforwards, respectively, and $14.9 million and $12.6 million in tax-effected foreign net operating loss carryforwards, respectively. The deferred tax asset valuation allowance relates primarily to the operating loss carryforwards in European tax jurisdictions. The remainder of the valuation allowance relates to state tax credits.

In assessing whether a deferred tax asset will be realized, we consider whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. We consider the reversal of existing taxable temporary differences, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, we believe it is more likely than not we will realize the benefits of these deductible differences, net of the existing valuation allowances, as of December 31, 2019.

No provision was made for income taxes which may become payable upon distribution of our foreign subsidiaries’ earnings. An actual repatriation in the future from our non-U.S. subsidiaries could still be subject to foreign withholding taxes and U.S. state taxes, but we expect any amounts to be immaterial.

We are currently under examination for our U.S. federal income taxes for 2019 and 2018 and are subject to examination by numerous other taxing authorities in the U.S. and foreign jurisdictions. We are generally no longer subject to U.S., state and local or non-U.S. income tax examinations by taxing authorities for years before 2012.

14. Lines of Credit and Financing Arrangements:

The following tables summarize our outstanding debt obligations and their classification in the accompanying Consolidated Balance Sheets (in millions):

	As of December 31,
	2019	2018
Current maturities of long-term debt:
Asset securitization program	$285.0	$268.0
Finance lease obligations	7.8	3.5
Domestic credit facility	30.0	30.0
Debt issuance costs	(0.9)	(0.7)
Total current maturities of long-term debt	$321.9	$300.8
Long-Term Debt:
Finance lease obligations	25.9	15.7
Domestic credit facility	475.5	378.0
Senior unsecured notes	350.0	350.0
Debt issuance costs	(2.1)	(3.2)
Total long-term debt	$849.3	$740.5
Total debt	$1,171.2	$1,041.3

As of December 31, 2019, the aggregate amounts of required principal payments on total debt were as follows (in millions):

2020	$322.8
2021	481.9
2022	4.7
2023	352.5
2024	0.6
Thereafter	11.7

Short-Term Debt

Foreign Obligations

Through several of our foreign subsidiaries, we have facilities available to assist in financing seasonal borrowing needs for our foreign locations. As of December 31, 2019 or 2018, we did not have any outstanding short-term foreign obligations. Proceeds from these facilities were $5.3 million, $40.3 million and $30.4 million during the years ended December 31, 2019, 2018 and 2017, respectively. Repayments on the facilities were $5.3 million, $40.3 million and $31.9 million during the years ended December 31, 2019, 2018 and 2017, respectively.

Asset Securitization Program

Under the Asset Securitization Program (“ASP”), we are eligible to sell beneficial interests in a portion of our trade accounts receivable to a financial institution for cash. The ASP contains a provision whereby we retain the right to repurchase all of the outstanding beneficial interests transferred. As a result of the repurchase right, the transfer of the receivables under the ASP is not accounted for as a sale. Accordingly, the cash received from the transfer of the beneficial interests in our trade accounts receivable is reflected as secured borrowings in the accompanying Consolidated Balance Sheet and proceeds received are included in Cash flows from financing activities in the accompanying Consolidated Statements of Cash Flows. Our continued involvement with the transferred assets includes servicing, collection and administration of the transferred beneficial interests. The accounts receivable securitized under the ASP are high-quality domestic customer accounts that have not aged significantly. The receivables represented by the retained interest that we service are exposed to the risk of loss for any uncollectible amounts in the pool of receivables transferred under the ASP.

We renewed the ASP in November 2019, extending its term to November 2021 and increasing the maximum securitization amount to a range from $250.0 million to $400.0 million, depending on the period. The maximum capacity under the ASP is the lesser of the maximum securitization amount or 100% of the net pool balance less allowances, as defined by the ASP. Eligibility for securitization is limited based on the amount and quality of the qualifying accounts receivable and is calculated monthly. The eligible amounts available and beneficial interests sold were as follows (in millions):

	As of December 31,
	2019	2018
Eligible amount available under the ASP on qualified accounts receivable	$320.0	$290.0
Less: Beneficial interest transferred	(285.0)	(268.0)
Remaining amount available	$35.0	$22.0

We pay certain discount fees to use the ASP and to have the facility available to us. These fees relate to both the used and unused portions of the securitization. The used fee is based on the beneficial interest sold and calculated on either the average LIBOR rate or floating commercial paper rate determined by the purchaser of the beneficial interest, plus a program fee of 0.70%. The average rates as of December 31, 2019 and 2018 were 2.51% and 3.27%, respectively. The unused fee is based on 101% of the maximum available amount less the beneficial interest transferred and is calculated at rate ranging between 0.25% and 0.35%, depending on available borrowings, throughout the term of the agreement. We recorded these fees in Interest expense, net in the accompanying Consolidated Statements of Operations.

The ASP contains certain restrictive covenants relating to the quality of our accounts receivable and cross-default provisions with our Sixth Amended and Restated Credit Facility Agreement (“Domestic Credit Facility”), senior unsecured notes and any other indebtedness we may have over $75.0 million. The administrative agent under the ASP is also a participant in our Domestic Credit Facility. The participating financial institutions have investment grade credit ratings. As of December 31, 2019, we believe we were in compliance with all covenant requirements.

Long-Term Debt

Domestic Credit Facility

On January 22, 2019, we amended our Domestic Credit Facility to provide for a $350.0 million increase in revolving commitments. The Domestic Credit Facility currently consists of a $1,000.0 million unsecured revolving credit facility and a $160.0 million unsecured term loan that matures in August 2021 (the “Maturity Date”). Under our Domestic Credit Facility, we had outstanding borrowings of $505.5 million, of which $160.0 million was the term loan balance, as well as $2.4 million committed to standby letters of credit as of December 31, 2019. Subject to covenant limitations, $652.1 million was available for future borrowings. The unsecured term loan also matures on the Maturity Date and requires quarterly principal repayments of $7.5 million. The revolving credit facility includes a subfacility for swingline loans of up to $65.0 million.

Our weighted average borrowing rate on the facility was as follows:

	As of December 31,
	2019	2018
Weighted average borrowing rate	2.93%	3.74%

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

If any event of default occurs and is continuing, the administrative agent, or lenders with a majority of the aggregate commitments may require the administrative agent to, terminate our right to borrow under our Domestic Credit Facility and accelerate amounts due under our Domestic Credit Facility (except for a bankruptcy event of default, in which case such amounts will automatically become due and payable and the lenders’ commitments will automatically terminate). As of December 31, 2019, we believe we were in compliance with all covenant requirements.

Senior Unsecured Notes

We issued $350.0 million of senior unsecured notes in November 2016 (the “Notes”) which will mature on November 15, 2023 with interest being paid on May 15 and November 15 at 3.00% per annum semiannually. The Notes are guaranteed, on a senior unsecured basis, by each of our subsidiaries that guarantee indebtedness under our Domestic Credit Facility. The indenture governing the Notes contains covenants that, among other things, limit our ability and the ability of the subsidiary guarantors to: create or incur certain liens; enter into certain sale and leaseback transactions; and enter into certain mergers, consolidations and transfers of substantially all of our assets. The indenture also contains a cross default provision which is triggered if we default on other debt of at least $75 million in principal which is then accelerated, and such acceleration is not rescinded within 30 days of the notice date. As of December 31, 2019, we believe we were in compliance with all covenant requirements.

15. Comprehensive Income:

The following table provides information on items not reclassified in their entirety from AOCL to Net Income in the accompanying Consolidated Statements of Operations (in millions):

	For the Years Ended December 31,
AOCL Component	2019	2018	Affected Line Item(s) in the Consolidated Statements of Operations
Gains/(Losses) on cash flow hedges:
Derivative contracts	$(6.9)	$6.1	Cost of goods sold and Losses (gains) and other expenses, net.
Income tax benefit (expense)	1.6	(1.4)	Provision for income taxes
Net of tax	$(5.3)	$4.7

Defined Benefit Plan Items:
Pension and post-retirement benefits costs	$(5.7)	$(9.3)	Cost of goods sold; Selling, general, administrative expenses and Other (income) expense, net
Pension settlements	(99.2)	(0.4)	Pension settlements
Income tax benefit	26.2	2.4	Provision for income taxes
Net of tax	$(78.7)	$(7.3)

Foreign currency translation adjustments:
Foreign currency adjustments on sale of businesses	(2.1)	(27.9)	Loss (gain), net on sale of businesses and related property
Net of tax	(2.1)	(27.9)

Total reclassifications from AOCL	$(86.1)	$(30.5)

The following tables provide information on changes in AOCL, by component (net of tax), for the years ended December 31, 2019 and 2018 (in millions):

	Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Securities	Defined Benefit Plan Items	Foreign Currency Translation Adjustments	Total AOCL
Balance as of December 31, 2018	$(6.2)	$—	$(154.5)	$(28.1)	$(188.8)
Other comprehensive income (loss) before reclassifications	0.9	—	(5.7)	3.7	(1.1)
Amounts reclassified from AOCL	5.3	—	78.7	2.1	86.1
Net other comprehensive (loss) income	6.2	—	73.0	5.8	85.0
Balance as of December 31, 2019	$—	$—	$(81.5)	$(22.3)	$(103.8)

	Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Securities	Defined Benefit Plan Items	Foreign Currency Translation Adjustments	Total AOCL
Balance as of December 31, 2017	$7.4	$1.8	$(127.5)	$(39.1)	$(157.4)
Other comprehensive loss before reclassifications	(8.9)	(1.8)	(34.3)	(16.9)	(61.9)
Amounts reclassified from AOCI	(4.7)	—	7.3	27.9	30.5
Net other comprehensive (loss) income	(13.6)	(1.8)	(27.0)	11.0	(31.4)
Balance as of December 31, 2018	$(6.2)	$—	$(154.5)	$(28.1)	$(188.8)

16. Stock-Based Compensation:

Stock-based compensation expense related to continuing operations was included in Selling, general and administrative expenses in the accompanying Consolidated Statements of Operations as follows (in millions):

	For the Years Ended December 31,
	2019	2018	2017
Compensation expense(1)	$21.3	$26.3	$24.9

(1) Stock-based compensation expense was recorded in our Corporate and other business segment.

Incentive Plan

Under the Lennox International Inc. 2019 Equity and Incentive Plan Compensation Plan, we are authorized to issue awards for 1.5 million shares of common stock. The plan provides for various long-term incentive awards, including performance share units, restricted stock units and stock appreciation rights. A description of these long-term incentive awards and related activity within each award category is provided below.

As of December 31, 2019, awards for 1.5 million shares of common stock had been granted, net of cancellations and repurchases, and there were 1.4 million shares available for future issuance.

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

The following table provides information on our performance share units:

	For the Years Ended December 31,
	2019	2018	2017
Compensation expense for performance share units (in millions)	$6.8	$12.3	$12.2
Weighted-average fair value of grants, per share	$245.06	$204.64	$197.54
Payout ratio for shares paid	157.2%	173.2%	185.9%

A summary of the status of our undistributed performance share units as of December 31, 2019, and changes during the year then ended, is presented below (in millions, except per share data):

	Shares (2)	Weighted- Average Grant Date Fair Value per Share
Undistributed performance share units as of December 31, 2018	0.2	$160.69
Distributed	0.1	126.31
Undistributed performance share units as of December 31, 2019 (1)	0.2	$191.14

(1) Undistributed performance share units include approximately 0.1 million units with a weighted-average grant date fair value of $213.73 per share that had not yet vested and 0.1 million units that have vested but were not yet distributed.
(2) Share amounts are rounded but the balance of undistributed performance share units as of December 31, 2019 accurately reflects actual units undistributed.

As of December 31, 2019, we had $16.9 million of total unrecognized compensation cost related to non-vested performance share units that is expected to be recognized over a weighted-average period of 2.3 years. Our weighted-average estimated forfeiture rate for these performance share units was 11.0% as of December 31, 2019.

The total fair value of performance share units distributed and the resulting tax deductions to realized tax benefits were as follows (in millions):

	For the Years Ended December 31,
	2019	2018	2017
Fair value of performance share units distributed	$20.2	$21.1	$64.3
Realized tax benefits from tax deductions	$5.1	$5.3	$24.5

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

The following table provides information on our restricted stock units (in millions, except per share data):

	For the Years Ended December 31,
	2019	2018	2017
Compensation expense for restricted stock units	$9.7	$9.2	$8.3
Weighted-average fair value of grants, per share	$247.02	$204.64	$197.54

A summary of our non-vested restricted stock units as of December 31, 2019 and changes during the year then ended is presented below (in millions, except per share data):

	Shares	Weighted- Average Grant Date Fair Value per Share
Non-vested restricted stock units as of December 31, 2018	0.2	$182.84
Granted	0.1	247.02
Vested	(0.1)	150.50
Forfeited	—	—
Non-vested restricted stock units as of December 31, 2019 (1)	0.2	$216.07

(1) As of December 31, 2019, we had $20.4 million of total unrecognized compensation cost related to non-vested restricted stock units that is expected to be recognized over a weighted-average period of 2.3 years. Our estimated forfeiture rate for restricted stock units was 14.6% as of December 31, 2019.

The total fair value of restricted stock units vested and the resulting tax deductions to realized tax benefits were as follows (in millions):

	For the Years Ended December 31,
	2019	2018	2017
Fair value of restricted stock units vested	$10.9	$9.7	$19.0
Realized tax benefits from tax deductions	2.7	2.4	7.2

Stock Appreciation Rights

Stock appreciation rights are issued to certain key employees. Each recipient is given the “right” to receive compensation, paid in shares of our common stock, equal to the future appreciation of our common stock price. Stock appreciation rights generally vest in one-third increments beginning on the first anniversary date after the grant date and expire after seven years . Our practice is to issue new shares of common stock or utilize treasury stock to satisfy the exercise of stock appreciation rights.

The following table provides information on our stock appreciation rights (in millions, except per share data):

	For the Years Ended December 31,
	2019	2018	2017
Compensation expense for stock appreciation rights	$4.8	$4.8	$4.4
Weighted-average fair value of grants, per share	39.40	35.57	32.32

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

The fair value of the stock appreciation rights granted in 2019, 2018 and 2017 were estimated on the date of grant using the following assumptions:

	2019	2018	2017
Expected dividend yield	1.77%	1.76%	1.47%
Risk-free interest rate	1.59%	2.71%	2.02%
Expected volatility	21.23%	20.60%	19.97%
Expected life (in years)	3.96	3.93	3.95

A summary of our stock appreciation rights as of December 31, 2019, and changes during the year then ended, is presented below (in millions, except per share data):

	Shares	Weighted-Average Exercise Price per Share
Outstanding stock appreciation rights as of December 31, 2018	0.9	$148.98
Granted	0.1	257.08
Exercised	(0.2)	100.75
Outstanding stock appreciation rights as of December 31, 2019	0.8	$181.15
Exercisable stock appreciation rights as of December 31, 2019	0.5	$152.28

The following table summarizes information about stock appreciation rights outstanding as of December 31, 2019 (in millions, except per share data and years):

	Stock Appreciation Rights Outstanding			Stock Appreciation Rights Exercisable
Range of Exercise Prices	Shares	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value	Shares (1)	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
$81.11 to $131.94	0.2	2.27	$28.3	0.2	1.75	$28.3
$156.94 to $205.53	0.3	4.49	$19.3	0.3	4.39	$17.4
$214.63 to $257.08	0.3	6.49	$4.2	0.1	6.00	$1.4

(1) Share amounts are rounded but the balance accurately reflects the actual amount of exercisable stock appreciation rights as of December 31, 2019.

As of December 31, 2019, we had $9.5 million of unrecognized compensation cost related to non-vested stock appreciation rights that is expected to be recognized over a weighted-average period of 2.3 years. Our estimated forfeiture rate for stock appreciation rights was 12.7% as of December 31, 2019.

The total intrinsic value of stock appreciation rights exercised and the resulting tax deductions to realize tax benefits were as follows (in millions):

	For the Years Ended December 31,
	2019	2018	2017
Intrinsic value of stock appreciation rights exercised	$37.1	$35.9	$25.1
Realized tax benefits from tax deductions	$9.3	$8.9	$9.6

Employee Stock Purchase Plan

Under the 2012 Employee Stock Purchase Plan (“ESPP”), all employees who meet certain service requirements are eligible to purchase our common stock through payroll deductions at the end of three month offering periods. The purchase price for such shares is 95% of the fair market value of the stock on the last day of the offering period. A maximum of 2.5 million shares is authorized for purchase until the ESPP plan termination date of May 10, 2022, unless terminated earlier at the discretion of the Board of Directors. Employees purchased approximately 12,400 shares under the ESPP during the year ended December 31, 2019. Approximately 2.4 million shares remain available for purchase under the ESPP as of December 31, 2019.

17. Fair Value Measurements:

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

Where available, the fair values were based upon quoted prices in active markets. However, if quoted prices were not available, then the fair values were based upon quoted prices for similar assets or liabilities or independently sourced market parameters, such as credit default swap spreads, yield curves, reported trades, broker/dealer quotes, interest rates and benchmark securities. For assets and liabilities without observable market activity, if any, the fair values were based upon discounted cash flow methodologies incorporating assumptions that, in our judgment, reflect the assumptions a marketplace participant would use. Valuation adjustments to reflect either party’s creditworthiness and ability to pay were incorporated into our valuations, where appropriate, as of December 31, 2019 and 2018, the measurement dates.

The methodologies used to determine the fair value of our financial assets and liabilities as of December 31, 2019 were the same as those used as of December 31, 2018.

Fair values are estimates and are not necessarily indicative of amounts for which we could settle such instruments currently nor indicative of our intent or ability to dispose of or liquidate them.

Assets and Liabilities Carried at Fair Value on a Recurring Basis

Derivatives

Derivatives, classified as Level 2, were primarily valued using estimated future cash flows based on observed prices from exchange-traded derivatives. We also considered the counterparty’s creditworthiness, or our own creditworthiness, as appropriate. Adjustments were recorded to reflect the risk of credit default, but they were insignificant to the overall value of the derivatives. Refer to Note 10 for more information related to our derivative instruments.

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

The fair value of our senior unsecured notes in Long-term debt was based on the amount of future cash flows using current market rates for debt instruments of similar maturities and credit risk. The following table presents the fair value for our senior unsecured notes in Long-term debt (in millions):

	As of December 31,
	2019	2018
Quoted Prices in Active Markets for Similar Instruments (Level 2):
Senior unsecured notes	$356.8	$338.4

18. Selected Quarterly Financial Information (unaudited):

The following tables provide information on Net sales, Gross profit, Net income, Earnings per share and Cash dividends declared per share by quarter (in millions, except per share data):

	Net Sales (1)		Gross Profit (1)		Net Income (1)
	2019	2018	2019	2018	2019	2018
First Quarter	$790.3	$834.8	$201.6	$223.2	$69.3	$37.9
Second Quarter	1,099.1	1,175.4	332.1	361.6	110.7	137.6
Third Quarter	1,032.9	1,030.2	298.3	301.9	114.7	108.0
Fourth Quarter	885.0	843.6	247.8	224.5	114.0	75.6

	Basic Earnings per Share (2)		Diluted Earnings per Share (2)		Cash Dividends per Common Share
	2019	2018	2019	2018	2019	2018
First Quarter	$1.75	$0.91	$1.73	$0.90	$0.64	$0.51
Second Quarter	2.83	3.38	2.80	3.35	0.77	0.64
Third Quarter	2.97	2.68	2.94	2.65	0.77	0.64
Fourth Quarter	2.96	1.89	2.93	1.87	0.77	0.64

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

Summary of 2019 Quarterly Results

The following unusual or infrequent pre-tax items were included in the 2019 quarterly results:

1st Quarter. We signed an agreement with EPTA S.p.A., a private Italian company, for the sale of our Kysor Warren business. Refer to Note 7 for details regarding the divestiture. We also recorded gains of $46.4 million from insurance recoveries related to our Marshalltown facility; refer to Note 5 for details.

2nd Quarter. We entered into an agreement with Pacific Life Insurance Company to purchase a group annuity contract and transfer our pension plan assets and related pension benefit obligations. Refer to Note 11 for details regarding the transaction. We also recorded gains of $31.9 million from insurance recoveries related to our Marshalltown facility; refer to Note 5 for details.

3rd Quarter. We recorded gains of $7.1 million from insurance recoveries related to our Marshalltown facility; refer to Note 5 for details.

4th Quarter. We entered into a second agreement with Pacific Life Insurance Company to purchase a group annuity contract and transfer our pension plan assets and related pension benefit obligations. Refer to Note 11 for details regarding the transaction. We also reached a final settlement with our insurance carriers for the losses incurred from tornado damage at our Marshalltown facility. We recorded gains of $93.4 million for the settlement and receipt of insurance recoveries; refer to Note 5 for further details.

Summary of 2018 Quarterly Results

The following unusual or infrequent pre-tax items were included in the 2018 quarterly results:

1st Quarter. We obtained board approval and signed an agreement with Beijer Ref AB, a Stockholm Stock Exchange-listed company, for the sale of our Australia and Asia business.

2nd Quarter. We completed the sale to Beijer Ref AB of our Australia and Asia business and sold our Milperra property. We obtained board approval and signed an agreement with Elgin SA, a private Brazilian company, for the sale of our South America business. Refer to Note 7 for details regarding the divestiture.

3rd Quarter. We completed the sale to Elgin SA of our South America business. Our manufacturing facility in Marshalltown, Iowa was severely damaged by a tornado. Refer to Note 7 for details regarding the divestiture and Note 5 for details related to the tornado damage.

4th Quarter. We recorded gains of $38.6 million from insurance recoveries related to our Marshalltown facility, refer to Note 5 for further details.

19. Condensed Consolidating Financial Statements:

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

Condensed consolidating financial statements of the Company, its Guarantor Subsidiaries and Non-Guarantor Subsidiaries as of December 31, 2019 and December 31, 2018 and for the years ended December 31, 2019, 2018 and 2017 are shown on the following pages.

Condensed Consolidating Balance Sheets
As of December 31, 2019
(In millions)

(Amounts in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$1.2	$17.5	$18.6	$—	$37.3
Short-term investments	—	—	2.9	—	2.9
Accounts and notes receivable, net	—	53.5	424.3	—	477.8
Inventories, net	—	477.2	68.7	(1.8)	544.1
Other assets	4.4	40.7	48.4	(34.7)	58.8
Total current assets	5.6	588.9	562.9	(36.5)	1,120.9
Property, plant and equipment, net	—	388.8	56.6	—	445.4
Right-of-use assets from operating leases	—	158.9	22.7	—	181.6
Goodwill	—	166.2	20.3	—	186.5
Investment in subsidiaries	2,128.9	390.6	50.2	(2,569.7)	—
Deferred income taxes	4.1	5.4	24.2	(12.2)	21.5
Other assets, net	1.6	61.9	1.3	14.2	79.0
Intercompany (payables) receivables, net	(1,453.6)	1,114.6	167.1	171.9	—
Total assets	$686.6	$2,875.3	$905.3	$(2,432.3)	$2,034.9
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Current maturities of long-term debt	29.4	6.4	286.1	—	321.9
Current operating lease liabilities	—	45.5	7.2	—	52.7
Accounts payable	29.7	296.5	46.2	—	372.4
Accrued expenses	4.2	211.2	40.3	—	255.7
Income taxes (receivable) payable	(53.4)	50.2	54.1	(50.9)	—
Total current liabilities	9.9	609.8	433.9	(50.9)	1,002.7
Long-term debt	823.4	23.4	2.5	—	849.3
Long-term operating lease liabilities	—	115.3	15.7	—	131.0
Pensions	—	79.4	8.0	—	87.4
Other liabilities	23.5	104.4	6.8	—	134.7
Total liabilities	856.8	932.3	466.9	(50.9)	2,205.1
Commitments and contingencies
Total stockholders’ (deficit) equity	(170.2)	1,943.0	438.4	(2,381.4)	(170.2)
Total liabilities and stockholders’ (deficit) equity	$686.6	$2,875.3	$905.3	$(2,432.3)	$2,034.9

Condensed Consolidating Balance Sheets
As of December 31, 2018
(In millions)

(Amounts in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$1.8	$15.4	$29.1	$—	$46.3
Accounts and notes receivable, net	—	44.3	428.4	—	472.7
Inventories, net	—	411.4	103.9	(5.5)	509.8
Other assets	3.3	36.2	54.7	(33.6)	60.6
Total current assets	5.1	507.3	616.1	(39.1)	1,089.4
Property, plant and equipment, net	—	293.3	118.6	(3.6)	408.3
Goodwill	—	166.1	20.5	—	186.6
Investment in subsidiaries	1,311.9	357.8	(0.5)	(1,669.2)	—
Deferred income taxes	1.4	54.4	23.4	(12.2)	67.0
Other assets, net	1.5	48.1	17.8	(1.5)	65.9
Intercompany (payables) receivables, net	(715.5)	675.8	142.6	(102.9)	—
Total assets	$604.4	$2,102.8	$938.5	$(1,828.5)	$1,817.2
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Current maturities of long-term debt	$29.4	$2.8	$268.6	$—	$300.8
Accounts payable	25.5	295.7	112.1	—	433.3
Accrued expenses	12.1	213.8	46.4	—	272.3
Income taxes (receivable) payable	(38.5)	40.6	50.8	(50.8)	2.1
Total current liabilities	28.5	552.9	477.9	(50.8)	1,008.5
Long-term debt	724.9	15.0	0.6	—	740.5
Pensions	—	75.1	7.7	—	82.8
Other liabilities	0.6	126.4	8.0	—	135.0
Total liabilities	754.0	769.4	494.2	(50.8)	1,966.8
Commitments and contingencies
Total stockholders’ (deficit) equity	(149.6)	1,333.4	444.3	(1,777.7)	(149.6)
Total liabilities and stockholders’ (deficit) equity	$604.4	$2,102.8	$938.5	$(1,828.5)	$1,817.2

Condensed Consolidating Statements of Operations and Comprehensive Income
For the Year Ended December 31, 2019
(In millions)

(Amounts in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$3,479.8	$555.7	$(228.3)	$3,807.2
Cost of goods sold	—	2,513.2	441.6	(227.4)	2,727.4
Gross profit	—	966.6	114.1	(0.9)	1,079.8
Operating expenses:
Selling, general and administrative expenses	—	559.6	26.3	—	585.9
Losses (gains) and other expenses, net	(0.5)	6.4	2.7	(0.3)	8.3
Restructuring charges	—	9.3	1.0	—	10.3
Loss (gain), net on sale of businesses and related property	—	2.8	7.8	—	10.6
Gain from insurance recoveries, net of losses incurred	—	(178.8)	—	—	(178.8)
Income from equity method investments	(415.2)	(54.2)	(10.5)	466.5	(13.4)
Operating income	415.7	621.5	86.8	(467.1)	656.9
Pension settlements	—	99.2	—	—	99.2
Interest expense, net	8.9	29.7	8.9	—	47.5
Other expense (income), net	—	0.5	1.8	—	2.3
Income from continuing operations before income taxes	406.8	492.1	76.1	(467.1)	507.9
Provision for income taxes	(2.0)	72.5	28.6	—	99.1
Income from continuing operations	408.8	419.6	47.5	(467.1)	408.8
Loss from discontinued operations	—	—	(0.1)	—	(0.1)
Net income	$408.8	$419.6	$47.4	$(467.1)	$408.7
Other comprehensive income	$7.4	$74.5	$3.1	$—	$85.0
Comprehensive income	$416.2	$494.1	$50.5	$(467.1)	$493.7

Condensed Consolidating Statements of Operations and Comprehensive Income
For the Year Ended December 31, 2018
(In millions)

(Amounts in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$3,473.2	$1,129.6	$(718.9)	$3,883.9
Cost of goods sold	—	2,500.6	988.7	(716.6)	2,772.7
Gross profit	—	972.6	140.9	(2.3)	1,111.2
Operating expenses:
Selling, general and administrative expenses	—	555.3	53.6	(0.7)	608.2
Losses (gains) and other expenses, net	2.0	5.4	6.3	(0.3)	13.4
Restructuring charges	—	1.1	1.9	—	3.0
Loss (gain), net on sale of businesses and related property	—	40.3	(13.3)	—	27.0
Gain from insurance recoveries, net of losses incurred	—	(38.3)	—	—	(38.3)
Income from equity method investments	(367.4)	(70.3)	(9.9)	435.6	(12.0)
Operational income	365.4	479.1	102.3	(436.9)	509.9
Pension settlement	—	—	0.4	—	0.4
Interest expense, net	9.0	18.5	10.8	—	38.3
Other expense (income), net	—	1.5	1.8	—	3.3
Income from continuing operations before income taxes	356.4	459.1	89.3	(436.9)	467.9
Provision for income taxes	(2.6)	92.1	18.0	0.1	107.6
Income from continuing operations	359.0	367.0	71.3	(437.0)	360.3
Loss from discontinued operations	—	—	(1.3)	—	(1.3)
Net income	$359.0	$367.0	$70.0	$(437.0)	$359.0
Other comprehensive loss	$(15.4)	$(15.3)	$(0.7)	$—	$(31.4)
Comprehensive income	$343.6	$351.7	$69.3	$(437.0)	$327.6

Condensed Consolidating Statements of Operations and Comprehensive Income
For the Year Ended December 31, 2017
(In millions)

(Amounts in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$3,295.8	$1,144.2	$(600.4)	$3,839.6
Cost of goods sold	—	2,359.6	953.6	(598.8)	2,714.4
Gross profit	—	936.2	190.6	(1.6)	1,125.2
Operating expenses:
Selling, general and administrative expenses	—	553.6	85.0	(0.9)	637.7
Losses (gains) and other expenses, net	2.0	3.3	1.9	(0.1)	7.1
Restructuring charges	—	2.1	1.1	—	3.2
Loss (gain), net on sale of businesses and related property	—	1.1	—	—	1.1
Income from equity method investments	(324.3)	(74.9)	(14.5)	395.3	(18.4)
Operational income	322.3	451.0	117.1	(395.9)	494.5
Interest expense, net	26.9	(2.7)	6.4	—	30.6
Other income, net	—	—	(0.1)	—	(0.1)
Income from continuing operations before income taxes	295.4	453.7	110.8	(395.9)	464.0
Provision for income taxes	(10.3)	136.2	31.2	(0.2)	156.9
Income from continuing operations	305.7	317.5	79.6	(395.7)	307.1
Loss from discontinued operations	—	—	(1.4)	—	(1.4)
Net income	$305.7	$317.5	$78.2	$(395.7)	$305.7
Other comprehensive income	$1.7	$5.5	$30.5	$—	$37.7
Comprehensive income	$307.4	$323.0	$108.7	$(395.7)	$343.4

Condensed Consolidating Statements of Cash Flows
For the Year Ended December 31, 2019
(In millions)

(Amounts in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:	$(30.2)	$421.8	$4.5	$—	$396.1
Cash flows from investing activities:
Proceeds from the disposal of property, plant and equipment	—	1.0	0.3	—	1.3
Purchases of property, plant and equipment	—	(95.2)	(10.4)	—	(105.6)
Purchases of short-term investments	—	—	(2.9)		(2.9)
Net proceeds from sale of businesses	—	42.8	0.7	—	43.5
Insurance recoveries received for property damage incurred from natural disaster	—	79.6	—	—	79.6
Net cash provided by (used in) investing activities	—	28.2	(12.3)	—	15.9
Cash flows from financing activities:
Short-term debt payments	—	—	(5.3)	—	(5.3)
Short-term debt borrowings	—	—	5.3	—	5.3
Asset securitization borrowings	—	—	184.5	—	184.5
Asset securitization payments	—	—	(167.5)	—	(167.5)
Long-term debt payments	—	(3.7)	(2.7)	—	(6.4)
Long-term debt borrowings	—	—	—	—	—
Borrowings on credit facility	2,367.0	—	—	—	2,367.0
Payments on credit facility	(2,269.5)	—	—	—	(2,269.5)
Payments of deferred financing costs	—	—	(0.3)	—	(0.3)
Proceeds from employee stock purchases	3.3	—	—	—	3.3
Repurchases of common stock to satisfy employee withholding tax obligations	(24.0)	—	—	—	(24.0)
Repurchases of common stock	(400.0)	—	—	—	(400.0)
Intercompany debt	21.8	(15.1)	(6.7)	—	—
Intercompany financing activity	441.5	(429.6)	(11.9)	—	—
Cash dividends paid	(110.5)	—	—	—	(110.5)
Net cash provided by (used in) financing activities	29.6	(448.4)	(4.6)	—	(423.4)
(Decrease) increase in cash and cash equivalents	(0.6)	1.6	(12.4)	—	(11.4)
Effect of exchange rates on cash and cash equivalents	—	0.5	1.9	—	2.4
Cash and cash equivalents, beginning of year	1.8	15.4	29.1	—	46.3
Cash and cash equivalents, end of year	$1.2	$17.5	$18.6	$—	$37.3

Condensed Consolidating Statements of Cash Flows
For the Year Ended December 31, 2018
(In millions)

(Amounts in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:	$53.7	$477.9	$(36.1)	$—	$495.5
Cash flows from investing activities:
Proceeds from the disposal of property, plant and equipment	—	—	0.1	—	0.1
Purchases of property, plant and equipment	—	(76.0)	(19.2)	—	(95.2)
Net proceeds from sale of businesses and related property	—	2.7	112.0	—	114.7
Insurance recoveries received for property damage incurred from natural disaster	—	10.9	—	—	10.9
Net cash (used in) provided by investing activities	—	(62.4)	92.9	—	30.5
Cash flows from financing activities:
Short-term debt borrowings	—	—	40.3	—	40.3
Short-term debt payments	—	—	(40.3)	—	(40.3)
Asset securitization borrowings	—	—	155.0	—	155.0
Asset securitization payments	—	—	(163.0)	—	(163.0)
Long-term debt payments	—	(2.9)	(0.1)	—	(3.0)
Borrowings from credit facility	2,435.9	—	—	—	2,435.9
Payments on credit facility	(2,395.0)	—	—	—	(2,395.0)
Proceeds from employee stock purchases	3.3	—	—	—	3.3
Repurchases of common stock to satisfy employee withholding tax obligations	(26.9)	—	—	—	(26.9)
Repurchases of common stock	(450.2)	—	—	—	(450.2)
Intercompany debt	(14.5)	83.3	(68.8)	—	—
Intercompany financing activity	487.8	(508.5)	20.7	—	—
Cash dividends paid	(93.9)	—	—	—	(93.9)
Net cash used in financing activities	(53.5)	(428.1)	(56.2)	—	(537.8)
Increase (decrease) in cash and cash equivalents	0.2	(12.6)	0.6	—	(11.8)
Effect of exchange rates on cash and cash equivalents	—	—	(10.1)	—	(10.1)
Cash and cash equivalents, beginning of year	1.6	28.0	38.6	—	68.2
Cash and cash equivalents, end of year	$1.8	$15.4	$29.1	$—	$46.3

Condensed Consolidating Statements of Cash Flows
For the Year Ended December 31, 2017
(In millions)

(Amounts in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:	$467.4	$31.1	$(173.4)	$—	$325.1
Cash flows from investing activities:
Proceeds from the disposal of property, plant and equipment	—	0.1	0.1	—	0.2
Purchases of property, plant and equipment	—	(70.7)	(27.6)	—	(98.3)
Net cash used in investing activities	—	(70.6)	(27.5)	—	(98.1)
Cash flows from financing activities:
Short-term debt borrowings	—	—	30.4	—	30.4
Short-term debt payments	—	—	(31.9)	—	(31.9)
Asset securitization borrowings	—	—	315.0	—	315.0
Asset securitization payments	—	—	(89.0)	—	(89.0)
Long-term debt payments	(200.0)	(0.3)	(0.6)	—	(200.9)
Borrowings from credit facility	2,376.5	—	—	—	2,376.5
Payments on credit facility	(2,265.5)	—	—	—	(2,265.5)
Payments of deferred financing costs	—	—	(0.2)	—	(0.2)
Proceeds from employee stock purchases	3.1	—	—	—	3.1
Repurchases of common stock to satisfy employee withholding tax obligations	(26.1)	—	—	—	(26.1)
Repurchases of common stock	(250.0)	—	—	—	(250.0)
Intercompany debt	56.4	(34.9)	(21.5)	—	—
Intercompany financing activity	(81.7)	85.6	(3.9)	—	—
Cash dividends paid	(79.7)	—	—	—	(79.7)
Net cash (used in) provided by financing activities	(467.0)	50.4	198.3	—	(218.3)
Increase (decrease) in cash and cash equivalents	0.4	10.9	(2.6)	—	8.7
Effect of exchange rates on cash and cash equivalents	—	—	9.3	—	9.3
Cash and cash equivalents, beginning of year	1.2	17.1	31.9	—	50.2
Cash and cash equivalents, end of year	$1.6	$28.0	$38.6	$—	$68.2

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our current management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

See “Management’s Report on Internal Control Over Financial Reporting” included in Item 8 “Financial Statements and Supplementary Data.”

Attestation Report of the Independent Registered Public Accounting Firm

See “Report of Independent Registered Public Accounting Firm” included in Item 8 “Financial Statements and Supplementary Data.”

Changes in Internal Control Over Financial Reporting

In the first quarter of 2019, we implemented new controls as part of our efforts to adopt ASU 2016-02, including new controls related to monitoring the adoption process, implementing a new IT system to capture, calculate, and account for leases, and gather the necessary data to properly account for leases under ASC 842. There were no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2019. Also, refer to Part I, Item 1 “Business - Information about our Executive Officers ” of this Annual Report on Form 10-K, which identifies our executive officers and is incorporated herein by reference.

Item 11. Executive Compensation

Incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2019. Also, refer to Note 16 in the Notes to the Consolidated Financial Statements for additional information about our equity compensation plans.

Item 13. Certain Relationships and Related Transactions and Director Independence

Incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2019.

Item 14. Principal Accounting Fees and Services

Incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2019.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Financial Statements

The following financial statements are included in Part II, Item 8 of the Annual Report on Form 10-K:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2019 and 2018

•	Consolidated Statements of Operations for the Years Ended December 31, 2019, 2018 and 2017

•	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2019, 2018 and 2017

•	Consolidated Statements of Stockholders’ (Deficit) Equity for the Years Ended December 31, 2019, 2018 and 2017

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2019, 2018 and 2017

•	Notes to the Consolidated Financial Statements for the Years Ended December 31, 2019, 2018 and 2017

Financial Statement Schedules

The financial statement schedule included in this Annual Report on Form 10-K is Schedule II - Valuation and Qualifying Accounts and Reserves for the Years Ended December 31, 2019, 2018 and 2017 (see Schedule II immediately following the signature page of this Annual Report on Form 10-K).

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

4.5
Seventh Supplemental Indenture, dated as of January 23, 2019, among LII Mexico Holdings Ltd., Lennox International Inc., each other existing Guarantor under the Indenture, dated as of May 3, 2010, as subsequently supplemented, and US Bank National Association, as trustee (filed as Exhibit 4.5 to LII’s Annual Report on Form 10-K filed on February 19,2019 and incorporated herein by reference).

4.6	Form of 3.000% Notes due 2023 (filed as Exhibit A in Exhibit 4.2 to LII’s Current Report on Form 8-K filed on November 3, 2016, and incorporated herein by reference).
4.7	Description of Securities (filed herewith).
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

10.3
Second Amendment To Sixth Amended and Restated Credit Facility Agreement dated March 16, 2018, among Lennox International Inc., the lenders a party thereto, and J.P.Morgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.2 to LII’s Quarterly Report on Form 10-Q filed on April 23, 2018, and incorporated herein by reference).

10.4
Third Amendment (Incremental Amendment) to Sixth Amended and Restated Credit Facility Agreement dated as of January 22, 2019, among Lennox International Inc., a Delaware corporation, the lenders from time to time party thereto, and J.P.Morgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.1 to LII’s Current Report on Form 8-K filed on January 25, 2019, and incorporated herein by reference).

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

10.12
Amendment No. 7 to Amended and Restated Receivables Purchase Agreement among LPAC Corp., as the Seller, Lennox Industries Inc., as the Master Servicer, Victory Receivables Corporation, as Purchaser and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as Administrative Agent, a Liquidity Bank and a Purchaser Agent (filed as Exhibit 10.1 to LII’s Quarterly Report on Form 10-Q filed on April 23, 2018, and incorporated herein by reference).

10.13
Amendment No. 8 to Amended and Restated Receivables Purchase Agreement among LPAC Corp., as the Seller, Lennox Industries Inc., as the Master Servicer, Victory Receivables Corporation, as Purchaser and MUFG Bank, Ltd., as Administrative Agent, BTMU Liquidity Bank, Wells Fargo Bank, National Association, a Liquidity Bank and PNC Bank, N National Association, a Purchaser Agent (filed as Exhibit 10.1 to LII’s Quarterly Report on Form 10-Q filed on October 22, 2018, and incorporated herein by reference).

10.14
Amendment No. 9 to Amended and Restated Receivables Purchase Agreement, dated as of February 15, 2019, among LPAC Corp., as the Seller, Lennox Industries Inc., as the Master Servicer, Lennox International Inc., Victory Receivables Corporation, as a Purchaser, MUFG Bank, Ltd., formerly known as The Bank of Tokyo-Mitsubishi UFJ, Ltd., as administrative agent for the Investors, the purchaser agent for the MUFG Purchaser Group and a MUFG Liquidity Bank, Wells Fargo Bank, N.A., as the purchaser agent for the WFB Purchaser Group and a WFB Liquidity Bank, and PNC Bank, N.A., as the purchaser agent for the PNC Purchaser Group and a PNC Liquidity Bank, including attachments (filed herewith).

10.15
Amendment No. 10 to Amended and Restated Receivables Purchase Agreement, dated as of November 13, 2019, among LPAC Corp., as the Seller, Lennox Industries Inc., as the Master Servicer, Lennox International Inc., Victory Receivables Corporation, as a Purchaser, MUFG Bank, Ltd., formerly known as The Bank of Tokyo-Mitsubishi UFJ, Ltd., as administrative agent for the Investors, the purchaser agent for the MUFG Purchaser Group and a MUFG Liquidity Bank, Wells Fargo Bank, N.A., as the purchaser agent for the WFB Purchaser Group and a WFB Liquidity Bank, and PNC Bank, N.A., as the purchaser agent for the PNC Purchaser Group and a PNC Liquidity Bank, including attachments (filed as Exhibit 10.1 to LII’s Current Report on Form 8-K filed on November 19, 2019, and incorporated herein by reference).

10.17*	Lennox International Inc. 2019 Equity and Incentive Compensation Plan (filed as Exhibit 10.1 to LII’s Current Report on Form 8-K filed on May 24, 2019, and incorporated herein by reference).
10.18*	Form of Long-Term Incentive Award Agreement for U.S. Employees - Vice President and Above (for use under the 2019 Incentive Plan) (filed herewith).
10.19*	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors (for use under the 2019 Incentive Plan) (filed herewith).
10.20*	Form of Short-Term Incentive Program for Lennox International Inc. and its Subsidiaries (filed herewith).
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

10.23*
Amendment Number One to the Lennox International Inc. Supplemental Retirement Plan, as amended and restated as of January 1, 2009, dated December 28, 2018 (filed as Exhibit 10.23 to LII’s Annual Report on Form 10-K filed on February 19,2019 and incorporated herein by reference).

10.24*
Lennox International Inc. Supplemental Restoration Retirement Plan, effective as of January 1, 2019, dated December 28, 2018 (filed as Exhibit 10.24 to LII’s Annual Report on Form 10-K filed on February 19,2019 and incorporated herein by reference).

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

21.1	Subsidiaries of LII (filed herewith).
23.1	Consent of KPMG LLP (filed herewith).
31.1	Certification of the principal executive officer (filed herewith).
31.2	Certification of the principal financial officer (filed herewith).
32.1	Certification of the principal executive officer and the principal financial officer pursuant to 18 U.S.C. Section 1350 (furnished herewith).
101	SCH Inline XBRL Taxonomy Extension Schema Document
101	CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document
101	LAB Inline XBRL Taxonomy Extension Label Linkbase Document
101	PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document
101	DEF Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LENNOX INTERNATIONAL INC.

By: /s/ Todd M. Bluedorn
Todd M. Bluedorn
Chief Executive Officer
February 18, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ TODD M. BLUEDORN	Chief Executive Officer and Chairman of the Board of Directors	February 18, 2020
Todd M. Bluedorn	(Principal Executive Officer)

/s/ JOSEPH W. REITMEIER	Executive Vice President and Chief Financial Officer	February 18, 2020
Joseph W. Reitmeier	(Principal Financial Officer)

/s/ CHRIS A. KOSEL	Vice President, Controller and Chief Accounting Officer	February 18, 2020
Chris A. Kosel	(Principal Accounting Officer)

/s/ TODD J. TESKE	Lead Director	February 18, 2020
Todd J. Teske

/s/ SHERRY L. BUCK	Director	February 18, 2020
Sherry L. Buck

/s/ JANET K. COOPER	Director	February 18, 2020
Janet K. Cooper

/s/ JOHN E. MAJOR	Director	February 18, 2020
John E. Major

/s/ MAX H. MITCHELL	Director	February 18, 2020
Max H. Mitchell

/s/ JOHN W. NORRIS, III	Director	February 18, 2020
John W. Norris, III

/s/ KAREN H. QUINTOS	Director	February 18, 2020
Karen. H. Quintos

/s/ KIM K.W. RUCKER	Director	February 18, 2020
Kim K.W. Rucker

/s/ PAUL W. SCHMIDT	Director	February 18, 2020
Paul W. Schmidt

/s/ GREGORY T. SWIENTON	Director	February 18, 2020
Gregory T. Swienton

LENNOX INTERNATIONAL INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the Years Ended December 31, 2019, 2018 and 2017
(In millions)

	Balance at beginning of year	Additions charged to cost and expenses	Write-offs	Recoveries	Other	Balance at end of year
2017
Allowance for doubtful accounts	$6.7	$3.9	$(5.6)	$0.9	$—	$5.9
2018
Allowance for doubtful accounts	$5.9	$4.8	$(3.7)	$0.6	$(1.3)	$6.3
2019
Allowance for doubtful accounts	$6.3	$4.5	$(4.9)	$1.6	$(1.4)	$6.1