Form 10-Q
period 2020-03-31
LENNOX INTERNATIONAL INC
filed 2020-04-20
CIK 1069202

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
_________________________________________________
FORM 10-Q
 _________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
As of April 13, 2020, the number of shares outstanding of the registrant’s common stock, par value $0.01 per share, was 38,247,210.

LENNOX INTERNATIONAL INC.
FORM 10-Q
For the three months ended March 31, 2020

i

Part I - Financial Information
Item 1. Financial Statements

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
Consolidated Balance Sheets

(Amounts in millions, except shares and par values)	As of March 31, 2020	As of December 31, 2019
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$39.1	$37.3
Short-term investments	3.7	2.9
Accounts and notes receivable, net of allowances of $7.0 and $6.1 in 2020 and 2019, respectively	492.7	477.8
Inventories, net	611.8	544.1
Other assets	77.8	58.8
Total current assets	1,225.1	1,120.9
Property, plant and equipment, net of accumulated depreciation of $836.5 and $824.3 in 2020 and 2019, respectively	442.1	445.4
Right-of-use assets from operating leases	183.2	181.6
Goodwill	186.5	186.5
Deferred income taxes	16.3	21.5
Other assets, net	75.2	79.0
Total assets	$2,128.4	$2,034.9

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Current maturities of long-term debt	$252.3	$321.9
Current operating lease liabilities	52.2	52.7
Accounts payable	355.0	372.4
Accrued expenses	235.1	255.7
Total current liabilities	894.6	1,002.7
Long-term debt	1,189.9	849.3
Long-term operating lease liabilities	133.2	131.0
Pensions	89.8	87.4
Other liabilities	139.2	134.7
Total liabilities	2,446.7	2,205.1
Commitments and contingencies
Stockholders' deficit:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 87,170,197 shares issued	0.9	0.9
Additional paid-in capital	1,095.2	1,093.5
Retained earnings	2,130.9	2,148.7
Accumulated other comprehensive loss	(133.1)	(103.8)
Treasury stock, at cost, 48,918,495 shares and 48,575,901 shares for 2020 and 2019, respectively	(3,412.2)	(3,309.5)
Total stockholders' deficit	(318.3)	(170.2)
Total liabilities and stockholders' deficit	$2,128.4	$2,034.9
The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

(Amounts in millions, except per share data)	For the Three Months Ended March 31,
	2020	2019
Net sales	$723.8	$790.3
Cost of goods sold	558.1	588.7
Gross profit	165.7	201.6
Operating Expenses:
Selling, general and administrative expenses	131.1	145.8
(Gains) losses and other expenses, net	(1.0)	1.1
Restructuring charges	0.5	0.5
Loss on sale of business	—	8.5
Insurance proceeds for lost profits	—	(39.5)
Loss (gain) from natural disaster, net of insurance recoveries	1.6	(6.9)
Income from equity method investments	(2.9)	(2.6)
Operating income	36.4	94.7
Interest expense, net	8.7	10.9
Other expense (income), net	1.2	0.8
Income from continuing operations before income taxes	26.5	83.0
Provision for income taxes	14.0	13.6
Income from continuing operations	12.5	69.4
Discontinued Operations:
Loss from discontinued operations before income taxes	—	(0.1)
Income tax benefit	(0.4)	—
Income (loss) from discontinued operations	0.4	(0.1)
Net income	$12.9	$69.3

Earnings per share – Basic:
Income from continuing operations	$0.33	$1.75
Income from discontinued operations	0.01	—
Net income	$0.34	$1.75
Earnings per share – Diluted:
Income from continuing operations	$0.32	$1.73
Income from discontinued operations	0.01	—
Net income	$0.33	$1.73

Weighted Average Number of Shares Outstanding - Basic	38.4	39.7
Weighted Average Number of Shares Outstanding - Diluted	38.7	40.1

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)

(Amounts in millions)	For the Three Months Ended March 31,
	2020	2019
Net income	$12.9	$69.3
Other comprehensive income:
Foreign currency translation adjustments	(20.3)	0.5
Reclassification of foreign currency translation adjustments into earnings	—	2.1
Net change in pension and post-retirement liabilities	(0.8)	(2.3)
Reclassification of pension and post-retirement benefit losses into earnings	1.5	2.0
Net change in fair value of cash flow hedges	(14.6)	6.2
Reclassification of cash flow hedge losses into earnings	1.2	2.4
Other comprehensive (loss) income before income taxes	(33.0)	10.9
Income tax expense (benefit)	3.7	(2.3)
Other comprehensive (loss) income, net of tax	(29.3)	8.6
Comprehensive (loss) income	$(16.4)	$77.9
The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
For the Three months ended March 31, 2020 and 2019 (Unaudited)
(In millions, except per share data)

	Common Stock Issued	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock at Cost		Total Stockholders' (Deficit) Equity
(For the three months ended March 31, 2020)					Shares	Amount
Balance as of December 31, 2019	$0.9	$1,093.5	$2,148.7	$(103.8)	$48.6	$(3,309.5)	$(170.2)
Cumulative effect adjustment upon adoption of new accounting standard (ASU 2016-13)	—	—	(1.3)	—	—	—	(1.3)
Net income	—	—	12.9	—	—	—	12.9
Dividends, $0.77 per share	—	—	(29.4)	—	—	—	(29.4)
Foreign currency translation adjustments	—	—	—	(20.3)	—	—	(20.3)
Pension and post-retirement liability changes, net of tax expense of $0.2	—	—	—	0.6	—	—	0.6
Stock-based compensation expense	—	3.7	—	—	—	—	3.7
Change in cash flow hedges, net of tax benefit of $3.9	—	—	—	(9.6)	—	—	(9.6)
Treasury shares reissued for common stock	—	(2.0)	—	—	(0.1)	2.8	0.8
Treasury stock purchases	—	—	—	—	0.4	(105.5)	(105.5)
Balance as of March 31, 2020	$0.9	$1,095.2	$2,130.9	$(133.1)	48.9	$(3,412.2)	$(318.3)

	Common Stock Issued	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock at Cost		Total Stockholders' (Deficit) Equity
(For the three months ended March 31, 2019)					Shares	Amount
Balance as of December 31, 2018	$0.9	$1,078.8	$1,855.0	$(188.8)	$47.3	$(2,895.5)	$(149.6)
Cumulative effect adjustment upon adoption of new accounting standard (ASC 842)	—	—	(0.3)	—	—	—	(0.3)
Net income	—	—	69.3	—	—	—	69.3
Dividends, $0.64 per share	—	—	(25.3)	—	—	—	(25.3)
Foreign currency translation adjustments	—	—	—	2.6	—	—	2.6
Pension and post-retirement liability changes	—	—	—	(0.2)	—	—	(0.2)
Stock-based compensation expense	—	5.2	—	—	—	—	5.2
Change in cash flow hedges, net of tax expense of $2.3	—	—	—	6.2	—	—	6.2
Treasury shares reissued for common stock	—	(4.6)	—	—	(0.2)	5.4	0.8
Treasury stock purchases	—	—	—	—	0.5	(113.5)	(113.5)
Balance as of March 31, 2019	$0.9	$1,079.4	$1,898.7	$(180.2)	47.6	$(3,003.6)	$(204.8)

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

(Amounts in millions)	For the Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$12.9	$69.3
Adjustments to reconcile net income to net cash used in operating activities:
Loss on sale of business	—	8.5
Insurance recoveries received for property damage incurred from natural disaster	—	(6.9)
Income from equity method investments	(2.9)	(2.6)
Restructuring charges, net of cash paid	0.1	0.3
Provision for bad debts	1.2	1.6
Unrealized losses (gains) on derivative contracts	1.5	(0.6)
Stock-based compensation expense	3.7	5.2
Depreciation and amortization	19.0	18.2
Deferred income taxes	8.8	15.5
Pension expense	2.7	2.0
Pension contributions	(0.6)	(2.5)
Other items, net	0.2	0.2
Changes in assets and liabilities, net of effects of divestitures:
Accounts and notes receivable	(18.7)	(62.7)
Inventories	(71.0)	(120.9)
Other current assets	(0.7)	4.5
Accounts payable	(8.7)	(1.7)
Accrued expenses	(33.0)	(35.0)
Income taxes payable / receivable	(17.3)	(34.1)
Leases, net	0.1	0.5
Other, net	3.9	0.2
Net cash used in operating activities	(98.8)	(141.0)
Cash flows from investing activities:
Proceeds from the disposal of property, plant and equipment	0.1	0.3
Purchases of property, plant and equipment	(24.7)	(37.2)
Net proceeds from sale of business	—	43.6
Purchases of short-term investments	(1.1)	—
Insurance recoveries received for property damage incurred from natural disaster	—	6.9
Net cash (used in) provided by investing activities	(25.7)	13.6
Cash flows from financing activities:
Asset securitization payments	(70.0)	(43.5)
Long-term debt borrowings	—	3.3
Long-term debt payments	(2.6)	(31.7)
Borrowings from credit facility	682.5	844.5
Payments on credit facility	(342.5)	(525.5)
Proceeds from employee stock purchases	0.8	0.8
Repurchases of common stock	(100.0)	(100.0)
Repurchases of common stock to satisfy employee withholding tax obligations	(5.5)	(13.5)
Cash dividends paid	(29.7)	(25.5)
Net cash provided by financing activities	133.0	108.9
Increase (decrease) in cash and cash equivalents	8.5	(18.5)
Effect of exchange rates on cash and cash equivalents	(6.7)	3.9
Cash and cash equivalents, beginning of period	37.3	46.3
Cash and cash equivalents, end of period	$39.1	$31.7

Supplemental disclosures of cash flow information:
Interest paid	$6.8	$8.4
Income taxes paid (net of refunds)	$21.3	$32.0
Insurance recoveries received	$—	$76.0
The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. General:

References in this Quarterly Report on Form 10-Q to "we," "our," "us," "LII," or the "Company" refer to Lennox International Inc. and its subsidiaries, unless the context requires otherwise.

Basis of Presentation

The accompanying unaudited Consolidated Balance Sheet as of March 31, 2020, the accompanying unaudited Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019, the accompanying unaudited Consolidated Statements of Comprehensive Income for the three months ended March 31, 2020 and 2019, the accompanying unaudited Consolidated Statements of Stockholders' Deficit for the three months ended March 31, 2020 and 2019, and the accompanying unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019 should be read in conjunction with our audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2019. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The accompanying consolidated financial statements contain all material adjustments, consisting principally of normal recurring adjustments, necessary for a fair presentation of our financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to applicable rules and regulations, although we believe that the disclosures herein are adequate to make the information presented not misleading. The operating results for the interim periods are not necessarily indicative of the results that may be expected for a full year.

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

Impact of COVID-19 Pandemic

A novel strain of coronavirus (“COVID-19”) surfaced in late 2019 and has spread around the world, including to the United States. In March 2020, the World Health Organization declared COVID-19 a pandemic. The COVID-19 pandemic has disrupted our business operations and caused a significant unfavorable impact on our results of operations.

In response to the COVID-19 pandemic, various national, state, and local governments where we, our suppliers, and our customers operate have issued decrees prohibiting certain businesses from continuing to operate and certain classes of workers from reporting to work. Those decrees have resulted in supply chain disruption and higher employee absenteeism in our factories. Additionally, certain of our manufacturing facilities have experienced a short-term suspension of operations for COVID-19 employee health concerns.

We anticipate potential supply chain disruptions, employee absenteeism and short-term suspensions of manufacturing facilities related to the COVID-19 pandemic that could unfavorably impact our business. Although these disruptions are expected to be temporary, there is significant uncertainty around the duration and overall impact to our business operations. We believe it is possible that the impact of the COVID-19 pandemic could have a material adverse effect on the results of our operations, financial position and cash flows as of and for the year ended December 31, 2020.

Recently Adopted Accounting Guidance

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to estimate credit losses. ASU 2016-13 is effective for SEC filers for interim and annual periods beginning after December 15, 2019. We adopted ASU 2016-13 using the modified retrospective method for all financial assets measured at amortized cost. Results for periods after January 1, 2020 are presented under ASU 2016-13 while prior period amounts continue to be reported under previously applicable accounting standards. We recorded a $1.3 million net decrease to retained earnings as of January 1, 2020 for the cumulative effect of adopting ASU 2016-13.

In January 2017, the FASB issued ASU No. 2017-04, Intangible - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 eliminates step two of the goodwill impairment test and specifies that goodwill impairment should be measured by comparing the fair value of a reporting unit with its carrying amount. Additionally, the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets should be disclosed. ASU 2017-04 is effective for annual or interim goodwill impairment tests performed in fiscal years beginning after December 15, 2019. The adoption of ASU 2017-04 did not have a material impact on our consolidated results of operations, cash flow, and statement of financial position.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles – Internal-Use Software (Topic 350-40): Customer’s Accounting for Implementation Costs incurred in a Cloud Computing Arrangement That is a Service Contract. ASU 2018-15 provides guidance to determine how implementation costs associated with cloud computing arrangements that are incurred to develop or obtain internal-use software should be capitalized or expensed as incurred. ASU 2018-15 is effective for fiscal years beginning after December 15, 2019. The adoption of ASU 2018-15 did not have a material impact on our consolidated results of operations, cash flow, and statement of financial position.

2. Reportable Business Segments:

We operate in three reportable business segments of the heating, ventilation, air conditioning and refrigeration (“HVACR”) industry. Our segments are organized primarily by the nature of the products and services we provide. The following table describes each segment:

Segment	Product or Services	Markets Served	Geographic Areas
Residential Heating & Cooling	Furnaces, air conditioners, heat pumps, packaged heating and cooling systems, indoor air quality equipment, comfort control products, replacement parts and supplies	Residential Replacement; Residential New Construction	United States Canada
Commercial Heating & Cooling	Unitary heating and air conditioning equipment, applied systems, controls, installation and service of commercial heating and cooling equipment, and variable refrigerant flow commercial products	Light Commercial	United States Canada
Refrigeration	Condensing units, unit coolers, fluid coolers, air cooled condensers, air handlers, process chillers, controls, and compressorized racks	Light Commercial; Food Preservation; Non-Food/Industrial	United States Canada Europe
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

Segment Data

Net sales and segment profit (loss) for each segment, along with a reconciliation of segment profit (loss) to Operating income, are shown below (in millions):

	For the Three Months Ended March 31,
	2020	2019
Net sales
Residential Heating & Cooling	$442.1	$465.6
Commercial Heating & Cooling	178.4	173.3
Refrigeration	103.3	151.4
	$723.8	$790.3

Segment profit (loss) (1)
Residential Heating & Cooling	$32.5	$86.7
Commercial Heating & Cooling	18.7	15.1
Refrigeration	0.7	8.4
Corporate and other	(14.3)	(12.1)
Total segment profit	37.6	98.1
Reconciliation to Operating income:
Loss on sale of business	—	8.5
Loss (gain) from natural disaster, net of insurance recoveries	1.6	(6.9)
Items in (Gains) losses and other expenses, net that are excluded from segment profit (loss) (1)	(0.9)	1.3
Restructuring charges	0.5	0.5
Operating income	$36.4	$94.7
(1) We define segment profit (loss) as a segment's operating income included in the accompanying Consolidated Statements of Operations, excluding:
•The following items in (Gains) losses and other expenses, net:
◦Net change in unrealized losses (gains) on unsettled futures contracts,
◦Special legal contingency charges,
◦Asbestos-related litigation,
◦Environmental liabilities,
◦Other items, net,
•Loss on sale of business,
•Loss (gain) from natural disaster, net of insurance recoveries; and,
•Restructuring charges.

3. Earnings Per Share:

Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net income by the sum of the weighted-average number of shares and the number of equivalent shares assumed outstanding, if dilutive, under our stock-based compensation plans.

The computations of basic and diluted earnings per share for Income from continuing operations were as follows (in millions, except per share data):

	For the Three Months Ended March 31,
	2020	2019
Net income	$12.9	$69.3
Exclude: (Income) loss from discontinued operations	(0.4)	0.1
Income from continuing operations	$12.5	$69.4

Weighted-average shares outstanding – basic	38.4	39.7
Add: Potential effect of dilutive securities attributable to stock-based payments	0.3	0.4
Weighted-average shares outstanding – diluted	38.7	40.1

Earnings per share – Basic:
Income from continuing operations	$0.33	$1.75
Income from discontinued operations	0.01	—
Net income	$0.34	$1.75

Earnings per share – Diluted:
Income from continuing operations	$0.32	$1.73
Income from discontinued operations	0.01	—
Net income	$0.33	$1.73

The following stock appreciation rights and restricted stock units were outstanding but not included in the diluted earnings per share calculation because the assumed exercise of such rights would have been anti-dilutive (in millions, except for per share data):

	For the Three Months Ended March 31,
	2020	2019
Weighted-average number of shares	0.3	0.1
Price per share	$214.63 - $270.83	$214.63

4. Commitments and Contingencies:

Leases
We determine if an arrangement is a lease at inception. Operating leases are included in our Consolidated Balance Sheets as Right-of-use assets from operating leases, Current operating lease liabilities and Long-term operating lease liabilities. Finance leases are included in Property, plant and equipment, Current maturities of long-term debt and Long-term debt in our Consolidated Balance Sheets. We do not recognize a right-of-use asset and lease liability for leases with a term of 12 months or less. We do not separate non-lease components from lease components to which they relate and have accounted for the combined lease and non-lease components as a single lease component

Many of our lease agreements contain renewal options; however, we do not recognize right-of-use assets or lease liabilities for renewal periods unless it is determined that we are reasonably certain of renewing the lease at inception or when a triggering event occurs. Some of our lease agreements contain rent escalation clauses (including index-based escalations), rent holidays, capital improvement funding or other lease concessions. We recognize our minimum rental expense on a straight-line basis based on the fixed components of a lease arrangement. We amortize this expense over the term of the lease beginning with the date of initial possession, which is the date we enter the leased space and begin to make improvements in preparation for its intended use. Variable lease components represent amounts that are not fixed in nature and are not tied to an index or rate, and are recognized as incurred.

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

Liabilities for estimated product warranty costs related to continuing operations are included in the following captions on the accompanying Consolidated Balance Sheets (in millions):

	As of March 31, 2020	As of December 31, 2019
Accrued expenses	$37.8	$38.2
Other liabilities	76.3	74.6
Total warranty liability	$114.1	$112.8
The changes in product warranty liabilities related to continuing operations for the three months ended March 31, 2020 were as follows (in millions):

Total warranty liability as of December 31, 2019	$112.8
Warranty claims paid	(5.9)
Changes resulting from issuance of new warranties	8.4
Changes in estimates associated with pre-existing liabilities	(0.7)
Changes in foreign currency translation rates and other	(0.5)
Total warranty liability as of March 31, 2020	$114.1
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

Some of these claims and lawsuits allege personal injury or health problems resulting from exposure to asbestos that was integrated into certain of our products. We have never manufactured asbestos and have not incorporated asbestos-containing components into our products for several decades. A substantial majority of these asbestos-related claims have been covered by insurance or other forms of indemnity or have been dismissed without payment. The remainder of our closed cases have been resolved for amounts that are not material, individually or in the aggregate. Our defense costs for asbestos-related claims are generally covered by insurance. However, our insurance coverage for settlements and judgments for asbestos-related claims varies depending on several factors and are subject to policy limits. We may have greater financial exposure for future settlements and judgments. The following table summarizes the expenses, net of probable insurance recoveries, for known and future asbestos-related litigation recorded in (Gains) losses and other expenses, net in the Consolidated Statements of Operations.

	For the Three Months Ended March 31,
	2020	2019
(Gain) expense for asbestos-related litigation, net	$(1.7)	$1.4

It is management's opinion that none of these claims or lawsuits or any threatened litigation will have a material adverse effect on our financial condition, results of operations or cash flows. Claims and lawsuits, however, involve uncertainties and it is possible that their eventual outcome could adversely affect our results of operations for a particular period.

Marshalltown Tornado and Recovery

On July 19, 2018, our manufacturing facility in Marshalltown, Iowa was severely damaged by a tornado. Insurance covered the repair or replacement of our assets that suffered damage or loss, and business interruption costs, including lost profits, and reimbursement for other expenses and costs that have been incurred relating to the damages and losses suffered. These costs and insurance recoveries are shown in Insurance proceeds for lost profits and Loss (gain) from natural disaster, net of insurance recoveries in the Consolidated Statements of Operations.

In December 2019, we reached a final settlement with our insurance carriers for a total cumulative insurance recovery of $367.5 million for the losses we incurred and will incur from the tornado. All recoveries related to the final settlement were received in 2018 and 2019.

The following table summarizes the Gain from insurance recoveries, net of losses incurred:

(Amounts in millions)	For the Three months Ended March 31,
	2020	2019
Insurance recoveries received	$—	$76.0
Less losses and expenses incurred:
Site clean-up and remediation	—	17.1
Factory inefficiencies due to lower productivity	—	4.0
Other	1.6	8.5
Total losses and expenses	$1.6	$29.6
Presentation in the Consolidated Statements of Operations:
Loss (gain) from natural disaster, net of insurance recoveries	1.6	(6.9)
Insurance proceeds for lost profits	—	(39.5)

5. Stock Repurchases:

Our Board of Directors have authorized a total of $3 billion to repurchase shares of our common stock (collectively referred to as the "Share Repurchase Plans"), including a $500 million share repurchase authorization in December 2019. Under this program, we may repurchase shares from time to time in open market transactions and in privately negotiated transactions based on business, market, applicable legal requirements and other considerations. The repurchase program does not require the repurchase of a specific number of shares and may be terminated at any time. As of March 31, 2020, $446 million of shares may be repurchased under the Share Repurchase Plans.

On February 13, 2020, we entered into a Fixed Dollar Accelerated Share Repurchase Transaction (the "ASR Agreement") with Bank of America, to effect an accelerated stock buyback of the Company's common stock. Under the ASR Agreement, we paid Bank of America $100.0 million and Bank of America delivered to us common stock representing approximately 85% of the shares expected to be purchased under the ASR Agreement. The ASR was completed in March 2020 and Bank of America delivered a total of 0.4 million shares of common stock repurchased under this ASR Agreement.

We also repurchased shares for $5.5 million during the three months ended March 31, 2020 from employees who tendered their shares to satisfy minimum tax withholding obligations upon the vesting and exercise of stock-based compensation awards.

6. Divestitures:

During the first quarter of 2019, we obtained Board of Directors' approval and signed an agreement with EPTA S.p.A., a private Italian company, for the sale of our Kysor Warren business. The sale was completed on March 29, 2019 and the following table summarizes the net loss recognized in connection with this divestiture. There were no gains or losses on the sale of this business for the three months ended March 31, 2020.

(Amounts in millions)	For the Year Ended December 31, 2019
Cash received from the buyer	$49.0
Net assets sold	(52.0)
AOCI reclassification adjustments, primarily foreign currency translation	(2.1)
Direct costs to sell	(5.5)
Loss on sale of business	$(10.6)

7. Restructuring Charges:

We record restructuring charges associated with management-approved restructuring plans when we reorganize or remove duplicative headcount or infrastructure within our businesses. Restructuring charges include severance costs to eliminate a specified number of employees, infrastructure charges to vacate facilities and consolidate operations, contract cancellation costs, accelerated depreciation for impaired assets and other related activities. The timing of associated cash payments is dependent upon the type of restructuring charge and can extend over a multi-year period. Restructuring charges are not included in our calculation of segment profit (loss), as more fully explained in Note 2.

Restructuring Activities in 2020

Information regarding the restructuring charges for all ongoing activities is presented in the following table (in millions):

	Incurred in 2020	Incurred to Date	Total Expected to be Incurred
Severance and related expense	$0.1	$1.4	$1.4
Asset write-offs and accelerated depreciation	0.1	1.7	1.7
Lease termination	—	1.1	1.1
Other	0.3	0.9	1.6
Total restructuring charges	$0.5	$5.1	$5.8
While restructuring charges are excluded from our calculation of segment profit (loss), the table below presents the restructuring charges associated with each segment (in millions):

	Incurred in 2020	Incurred to Date	Total Expected to be Incurred
Residential Heating & Cooling	$0.2	$3.1	$3.1
Commercial Heating & Cooling	0.3	2.0	2.7
Total restructuring charges	$0.5	$5.1	$5.8

8. Revenue Recognition:

The following table disaggregates our revenue by business segment by geography which provides information as to the major source of revenue. See Note 2 for additional information on our reportable business segments and the products and services sold in each segment.

	For the Three Months March 31, 2020
Primary Geographic Markets	Residential Heating & Cooling	Commercial Heating & Cooling	Refrigeration	Consolidated
United States	$412.4	$161.1	$59.5	$633.0
Canada	29.7	17.1	—	46.8
Other international	—	0.2	43.8	44.0
Total	$442.1	$178.4	$103.3	$723.8

	For the Three Months Ended March 31, 2019
Primary Geographic Markets	Residential Heating & Cooling	Commercial Heating & Cooling	Refrigeration	Consolidated
United States	$433.2	$157.3	$91.6	$682.1
Canada	32.4	15.9	0.7	49.0
Other international	—	0.1	59.1	59.2
Total	$465.6	$173.3	$151.4	$790.3

Residential Heating & Cooling - We manufacture and market a broad range of furnaces, air conditioners, heat pumps, packaged heating and cooling systems, equipment and accessories to improve indoor air quality, comfort control products, replacement parts and supplies and related products for both the residential replacement and new construction markets in North America. These products are sold under various brand names and are sold either through direct sales to a network of independent installing dealers, including through our network of Lennox stores or to independent distributors. For the three months ended March 31, 2020 and 2019, direct sales represented 73% and 72% of revenues, and sales to independent distributors represented the remainder. Given the nature of our business, customer product orders are fulfilled at a point in time and not over a period of time.

Commercial Heating & Cooling - In North America, we manufacture and sell unitary heating and cooling equipment used in light commercial applications, such as low-rise office buildings, restaurants, retail centers, churches and schools. These products are distributed primarily through commercial contractors and directly to national account customers in the planned replacement, emergency replacement and new construction markets. Revenue for the products sold is recognized at a point in time when control transfers to the customer, which is generally at time of shipment. Lennox National Account Services provides installation, service and preventive maintenance for HVAC national account customers in the United States and Canada. Revenue related to service contracts is recognized as the services are performed under the contract based on the relative fair value of the services provided. For the three months ended March 31, 2020 and 2019, equipment sales represented 84% and 83% of revenues and the remainder of our revenue was generated from our service business.

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

Net contract assets (liabilities) consisted of the following:

	March 31, 2020	December 31, 2019	$ Change	% Change
Contract liabilities - current	$(8.5)	$(8.4)	$(0.1)	(1.2)%
Contract liabilities - noncurrent	(5.8)	(5.9)	0.1	1.7%
Total	$(14.3)	$(14.3)	$—

For the three months ended March 31, 2020 and 2019, we recognized revenue of $1.5 million and $1.1 million related to our contract liabilities at January 1, 2020 and 2019, respectively. Impairment losses recognized in our receivables and contract assets were de minimis in 2020 and 2019.

9. Other Financial Statement Details:
Inventories:
The components of inventories are as follows (in millions):

	As of March 31, 2020	As of December 31, 2019
Finished goods	$462.1	$402.9
Work in process	5.7	6.0
Raw materials and parts	207.6	198.8
Subtotal	675.4	607.7
Excess of current cost over last-in, first-out cost	(63.6)	(63.6)
Total inventories, net	$611.8	$544.1

Goodwill:
The changes in the carrying amount of goodwill for the first three months of 2020, in total and by segment, are summarized in the table below (in millions):

	Balance at December 31, 2019	Changes in foreign currency translation rates	Balance at March 31, 2020
Residential Heating & Cooling	$26.1	$—	$26.1
Commercial Heating & Cooling	61.1	—	61.1
Refrigeration	99.3	—	99.3
Total Goodwill	$186.5	$—	$186.5

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

Cash Flow Hedges

We have foreign exchange forward contracts and commodity futures contracts designated as cash flow hedges that are scheduled to mature through January 2021 and August 2021, respectively. Unrealized gains or losses from our cash flow hedges are included in Accumulated other comprehensive loss (“AOCL”) and are expected to be reclassified into earnings within the next 18 months based on the prices of the commodities and foreign currencies at the settlement dates. We recorded the following amounts in AOCL related to our cash flow hedges (in millions):

	As of March 31, 2020	As of December 31, 2019
Unrealized losses on unsettled contracts	$13.7	$0.2
Income tax benefit	(4.1)	(0.2)
Losses (gains) included in AOCL, net of tax (1)	$9.6	$—
(1) Assuming commodity and foreign currency prices remain constant, we expect to reclassify $7.7 million of derivative losses into earnings within the next 12 months.

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

	For the Three Months Ended March 31,
	2020	2019
Stock-based compensation expense (1)	$3.7	$5.2
(1) All expense was recorded in our Corporate and Other business segment.

10. Pension Benefit Plan:

The components of net periodic benefit cost for pensions benefits were as follows (in millions):

	For the Three Months Ended March 31,
	2020	2019
Service cost	$1.4	$1.2
Interest cost	1.8	3.5
Expected return on plan assets	(2.2)	(4.7)
Recognized actuarial loss	1.5	2.0
Net periodic benefit cost	$2.5	$2.0

11. Income Taxes:

As of March 31, 2020, we had approximately $3.1 million in total gross unrecognized tax benefits. Of this amount $3.1 million, if recognized, would be recorded through the Consolidated Statements of Operations.

We are currently under examination for our U.S. federal income taxes under the Internal Revenue Service's Compliance Assurance Program for 2019 and are subject to examination by numerous other taxing authorities in the U.S. and in foreign jurisdictions. We are generally no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by taxing authorities for years prior to 2012.

In the first quarter of 2020, we recorded a $7.6 million valuation allowance on certain foreign deferred tax assets. We concluded that it was no longer more likely than not that these foreign tax loss carryforwards would be realized due to the adverse impact of the COVID-19 pandemic on our European manufacturing facilities and the resulting downturn in the related business.

12. Lines of Credit and Financing Arrangements:

The following table summarizes our outstanding debt obligations and their classification in the accompanying Consolidated Balance Sheets (in millions):

	As of March 31, 2020	As of December 31, 2019
Current maturities of long-term debt:
Asset securitization program	$215.0	$285.0
Finance lease obligations	8.2	7.8
Domestic credit facility	30.0	30.0
Debt issuance costs	(0.9)	(0.9)
Total current maturities of long-term debt	$252.3	$321.9
Long-Term Debt:
Finance lease obligations	26.2	25.9
Domestic credit facility	815.5	475.5
Senior unsecured notes	350.0	350.0
Debt issuance costs	(1.8)	(2.1)
Total long-term debt	$1,189.9	$849.3
Total debt	$1,442.2	$1,171.2

Short-Term Debt

Foreign Obligations

Through several of our foreign subsidiaries, we have facilities available to assist in financing seasonal borrowing needs for our foreign locations. We had no outstanding foreign obligations as of March 31, 2020 or December 31, 2019 and there were no proceeds and repayments on these facilities for the three months ended March 31, 2020 or March 31, 2019.

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

We renewed the ASP in November 2019, extending its term to November 2021 and increasing the maximum securitization amount to a range from$250.0 million to $400.0 million, depending on the period. The maximum capacity under the ASP is the lesser of the maximum securitization amount or 100% of the net pool balance less allowances, as defined by the ASP. Eligibility for securitization is limited based on the amount and quality of the qualifying accounts receivable and is calculated monthly. The eligible amounts available and beneficial interests sold were as follows (in millions):

	As of March 31, 2020	As of December 31, 2019
Eligible amount available under the ASP on qualified accounts receivable	$215.0	$320.0
Less: Beneficial interest transferred	(215.0)	(285.0)
Remaining amount available	$—	$35.0
We pay certain discount fees to use the ASP and to have the facility available to us. These fees relate to both the used and unused portions of the securitization. The used fee is based on the beneficial interest sold and calculated on either the average LIBOR rate or floating commercial paper rate determined by the purchaser of the beneficial interest, plus a program fee of

0.70%. The average rates as of March 31, 2020 and December 31, 2019 were 2.23% and 2.51%, respectively. The unused fee is based on 101% of the maximum available amount less the beneficial interest transferred and is calculated at a rate ranging between 0.25% and 0.35%, depending on the available borrowings, throughout the term of the agreement. We recorded these fees in Interest expense, net in the accompanying Consolidated Statements of Operations.

The ASP contains certain restrictive covenants relating to the quality of our accounts receivable and cross-default provisions with our Sixth Amended and Restated Credit Facility Agreement ("Domestic Credit Facility"), senior unsecured notes and any other indebtedness we may have over $75.0 million. The administrative agent under the ASP is also a participant in our Domestic Credit Facility. The participating financial institutions have investment grade credit ratings. As of March 31, 2020, we believe we were in compliance with all covenant requirements.

Long-Term Debt

Domestic Credit Facility

On January 22, 2019, we amended our Domestic Credit Facility to provide for a $350.0 million increase in revolving commitments. The Domestic Credit Facility currently consists of a $1,000.0 million unsecured revolving credit facility and a $160.0 million unsecured term loan that matures in August 2021 (the "Maturity Date"). Under our Domestic Credit Facility, we had outstanding borrowings of $845.5 million, of which $160.0 million was the term loan balance, as well as $2.4 million committed to standby letters of credit as of March 31, 2020. Subject to covenant limitations, $312.1 million was available for future borrowings. The unsecured term loan also matures on the Maturity Date and requires quarterly principal repayments of $7.5 million. The revolving credit facility includes a subfacility for swingline loans of up to $65.0 million.

Our weighted average borrowing rate on the facility was as follows:

	As of March 31, 2020	As of December 31, 2019
Weighted average borrowing rate	2.13%	2.93%
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

If any event of default occurs and is continuing, lenders with a majority of the aggregate commitments may require the administrative agent to terminate our right to borrow under our Domestic Credit Facility and accelerate amounts due under our Domestic Credit Facility (except for a bankruptcy event of default, in which case such amounts will automatically become due and payable and the lenders’ commitments will automatically terminate). As of March 31, 2020, we believe we were in compliance with all covenant requirements.

Senior Unsecured Notes

We issued $350.0 million of senior unsecured notes in November 2016 (the "Notes") which will mature on November 15, 2023 with interest being paid on May 15 and November 15 at 3.00% per annum semiannually. The Notes are guaranteed, on a senior unsecured basis, by each of our domestic subsidiaries that guarantee indebtedness under our Domestic Credit Facility. The indenture governing the Notes contains covenants that, among other things, limit our ability and the ability of the subsidiary guarantors to: create or incur certain liens; enter into certain sale and leaseback transactions; and enter into certain mergers, consolidations and transfers of substantially all of our assets. The indenture also contains a cross default provision which is triggered if we default on other debt of at least $75.0 million in principal which is then accelerated, and such acceleration is not rescinded within 30 days of the notice date. As of March 31, 2020, we believe we were in compliance with all covenant requirements.

13. Comprehensive Income:

The following table provides information on items not reclassified in their entirety from AOCL to Net income in the accompanying Consolidated Statements of Operations (in millions):

	For the Three Months Ended March 31,		Affected Line Item(s) in the Consolidated Statements of Operations
	2020	2019
Gains/(Losses) on cash flow hedges:
Derivatives contracts	$(1.2)	$(2.4)	Cost of goods sold and (Gains) losses and other expenses, net
Income tax benefit (expense)	0.3	0.6	Provision for income taxes
Net of tax	$(0.9)	$(1.8)

Defined Benefit Plan items:
Pension and post-retirement benefit costs	$(1.5)	$(2.0)	Cost of goods sold; Selling, general and administrative expenses
Income tax benefit	0.3	0.5	Provision for income taxes
Net of tax	$(1.2)	$(1.5)

Foreign Currency Translation Adjustments:
Foreign currency adjustments on sale of business	$—	$(2.1)	Loss on sale of business
Net of tax	$—	$(2.1)

Total reclassifications from AOCL	$(2.1)	$(5.4)

The following table provides information on changes in AOCL, by component (net of tax), for the three months ended March 31, 2020 (in millions):

	Gains (Losses) on Cash Flow Hedges	Defined Benefit Pension Plan Items	Foreign Currency Translation Adjustments	Total AOCL
Balance as of December 31, 2019	$—	$(81.5)	$(22.3)	$(103.8)
Other comprehensive loss before reclassifications	(10.5)	(0.6)	(20.3)	(31.4)
Amounts reclassified from AOCL	0.9	1.2	—	2.1
Net other comprehensive (loss) income	(9.6)	0.6	(20.3)	(29.3)
Balance as of March 31, 2020	$(9.6)	$(80.9)	$(42.6)	$(133.1)

14. Fair Value Measurements:

Fair Value Hierarchy

The methodologies used to determine the fair value of our financial assets and liabilities at March 31, 2020 were the same as those used at December 31, 2019.

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

Other Fair Value Disclosures

The carrying amounts of Cash and cash equivalents, Short-term investments, Accounts and notes receivable, net, Accounts payable, and Short-term debt approximate fair value due to the short maturities of these instruments. The carrying amount of our Domestic Credit Facility in Long-term debt also approximates fair value due to its variable-rate characteristics.

The fair value of our senior unsecured notes in Long-term debt, classified as Level 2, was based on the amount of future cash flows using current market rates for debt instruments of similar maturities and credit risk. The following table presents their fair value (in millions):

	As of March 31, 2020	As of December 31, 2019
Senior unsecured notes	$356.8	$356.8

15. Subsequent Event:

Due to the economic impact of the COVID-19 pandemic on our business, we implemented cost reduction actions in April 2020 to realize SG&A savings for the balance of the year. In connection with these cost saving actions, we expect to incur pre-tax charges of approximately $10 million in the second quarter of 2020 related to personnel severance and benefits and facility exit costs.

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

In addition to the specific uncertainties discussed elsewhere in this Quarterly Report on Form 10-Q, the risk factors set forth in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, and those set forth in Part II, “Item 1A. Risk Factors” of this report, if any, may affect our performance and results of operations. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those in the forward-looking statements. We disclaim any intention or obligation to update or review any forward-looking statements or information, whether as a result of new information, future events or otherwise, except as required by law.

Business Overview

We operate in three reportable business segments of the heating, ventilation, air conditioning and refrigeration (“HVACR”) industry. Our reportable segments are Residential Heating & Cooling, Commercial Heating & Cooling, and Refrigeration. For additional information regarding our reportable segments, see Note 2 in the Notes to the Consolidated Financial Statements.

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

The principal elements of cost of goods sold are components, raw materials, factory overhead, labor, estimated warranty costs, and freight and distribution costs. The principal raw materials used in our manufacturing processes are steel, copper and aluminum. In recent years, pricing volatility for these commodities and related components, including the impact of imposed tariffs on the import of certain of our raw materials and components, has impacted us and the HVACR industry in general. We seek to mitigate the impact of volatility in commodity prices through a combination of price increases, commodity contracts, improved production efficiency and cost reduction initiatives. We also partially mitigate volatility in the prices of these commodities by entering into futures contracts and fixed forward contracts.

Impact of COVID-19 Pandemic and the Resulting Changes to our 2020 Financial Outlook

A novel strain of coronavirus (“COVID-19”) surfaced in late 2019 and has spread around the world, including to the United States. In March 2020, the World Health Organization declared COVID-19 a pandemic. The COVID-19 pandemic has disrupted our business operations and caused a significant unfavorable impact on our results of operations.

In response to the COVID-19 pandemic various national, state, and local governments where we, our suppliers, and our customers operate have issued decrees prohibiting certain businesses from continuing to operate and certain classes of workers from reporting to work. Those decrees have resulted in supply chain disruption and higher employee absenteeism in our factories. Additionally, certain of our manufacturing facilities have experienced a short-term suspension of operations for COVID-19 employee health concerns.

During the first quarter of 2020, we incurred charges of approximately $2 million primarily related to inefficiencies at our factories caused by the COVID-19 pandemic. Additionally, due to the adverse impact of the COVID-19 pandemic on our European manufacturing facilities and the resulting downturn in the related business, we recorded an $8 million valuation allowance on certain foreign deferred tax assets as we concluded that it was no longer more likely than not that these foreign tax loss carryforwards would be realized.

We anticipate potential supply chain disruptions, employee absenteeism and short-term suspensions of manufacturing facilities related to the COVID-19 pandemic that could unfavorably impact our business. We also anticipate significant challenges in the remainder of 2020 due to uncertain market conditions. Accordingly, we have revised our financial outlook downward in 2020.

Currently, our view is that the North America unitary HVAC and refrigeration market will be negatively impacted about 20% this year by the pandemic. Therefore, we have reset our financial expectations for the year based on that level of market impact and now expect revenue to be down 11%-17% from last year versus our previous guidance for growth of 4%-8%. We expect Diluted EPS from continuing operations in the range of $7.07 to $8.07 for the year. In April 2020, we implemented cost reduction actions to realize $115 million of SG&A savings for the balance of the year. In connection with these cost saving actions, we expect to incur pre-tax charges of approximately $10 million in the second quarter of 2020 related to personnel severance and benefits and facility exit costs.

We expect our cash generation to remain strong for 2020 as our working capital requirements decline and are projecting approximately $460 million in cash flows from operations for the year. We have reduced our capital expenditure plans for 2020 from $153 million to $120 million. We are rated investment grade by both S&P and Moody’s, and we expect to remain well within our debt covenants. Our bank revolver and asset securitization line do not have to go through renewal again until the latter half of 2021, and our senior notes do not mature until November 2023. Our quarterly dividend plans are unchanged, most recently $0.77 per share, or more than $115 million in total payments for the year. We repurchased $100 million of stock in the first quarter of the $400 million we had planned to repurchase for the year. However, we placed repurchase plans for the second quarter on hold and we will review plans for the third and fourth quarters as the year progresses.

Financial Overview

Results for the first quarter of 2020 were driven by year over year sales and profit declines in our Residential Heating & Cooling and Refrigeration segments. The Residential Heating & Cooling segment saw a 5% decrease in net sales primarily on lower volumes and unfavorable mix. Their segment profit was down $54 million, including a $40 million decline related to non-recurring insurance recoveries in 2019 for lost profits from the Marshalltown tornado. The Commercial Heating & Cooling segment had a 3% increase in net sales and a $4 million increase in segment profit driven primarily by favorable mix and sourcing and engingeering-led cost reductions. The Refrigeration segment had a 32% decline in net sales and a $6 million decline in segment profit primarily due to the sale of our Kysor Warren business in 2019 and lower volumes.

Financial Highlights

•Net sales decreased $67 million to $724 million in the first quarter of 2019 driven by declines in our Residential Heating & Cooling and Refrigeration segments. Approximately half of the decline related to the sale of our Kysor Warren business in 2019.
•Operating income in the first quarter of 2020 decreased $58 million to $36 million primarily due to lower volumes, unfavorable mix, and non-recurring insurance recoveries in 2019 for lost profits related to the Marshalltown tornado.
•Net income for the first quarter of 2020 decreased $56 million to $13 million.
•Diluted earnings per share from continuing operations were $0.32 per share in the first quarter of 2020 compared to $1.73 per share in the first quarter of 2019.
•For the three months ended March 31, 2020, we returned $30 million to shareholders through dividend payments and repurchased $100 million of common stock through our share repurchase program.

First Quarter of 2020 Compared to First Quarter of 2019 - Consolidated Results

The following table provides a summary of our financial results, including information presented as a percentage of net sales:

	For the Three Months Ended March 31,
	Dollars (in millions)		Percent Change Fav/(Unfav)	Percent of Sales
	2020	2019		2020	2019
Net sales	$723.8	$790.3	(8.4)%	100.0%	100.0%
Cost of goods sold	558.1	588.7	5.2	77.1	74.5
Gross profit	165.7	201.6	(17.8)	22.9	25.5
Selling, general and administrative expenses	131.1	145.8	10.1	18.1	18.4
(Gains) losses and other expenses, net	(1.0)	1.1	190.9	(0.1)	0.1
Restructuring charges	0.5	0.5	—	0.1	0.1
Loss on sale of business	—	8.5	100.0	—	1.1
Insurance proceeds for lost profits	—	(39.5)	100.0	—	(5.0)
Loss (gain) from natural disaster, net of insurance recoveries	1.6	(6.9)	123.2	0.2	(0.9)
Income from equity method investments	(2.9)	(2.6)	11.5	(0.4)	(0.3)
Operating income	$36.4	$94.7	(61.6)%	5.0%	12.0%

Net Sales

Net sales declined 8% in the first quarter of 2020 compared to the first quarter of 2019, driven by a 4% decline related to the divestiture of our Kysor Warren business in 2019 and a 5% decline in volume, partially offset by a 1% increase in higher combined price and mix.

Gross Profit

Gross profit margin in the first quarter of 2020 decreased 260 basis points ("bps") to 22.9% compared to 25.5% in the first quarter of 2019. We saw margin decreases of 160 bps from lower volumes, 140 bps from factory inefficiencies, and 150 bps from higher other product costs. Partially offsetting these decreases were margin increases of 90 bps from lower commodity costs, 80 bps from lower tariffs and sourcing and engineering-led cost reductions, and 20 bps from the divestiture of the Kysor Warren business which had lower margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") declined $15 million to $131 million in the first quarter of 2020 compared to $146 million in the first quarter of 2019. As a percentage of net sales, SG&A decreased 30 bps to 18.1% primarily due to a decline in SG&A from our divested Kysor Warren business and lower incentive compensation costs.
(Gains) Losses and Other Expenses, Net

(Gains) losses and other expenses, net for the first quarter of 2020 and 2019 included the following (in millions):

	For the Three Months Ended March 31,
	2020	2019
Realized losses on settled future contracts	$0.1	$0.1
Foreign currency exchange gains	(0.5)	(0.5)
Loss on disposal of fixed assets	0.1	0.2
Other operating losses	0.2	—
Net change in unrealized losses (gains) on unsettled futures contracts	0.6	(0.4)
Special legal contingency charges	—	0.2
Asbestos-related litigation	(1.7)	1.4
Environmental liabilities	0.2	—
Other items, net	—	0.1
(Gains) losses and other expenses, net (pre-tax)	$(1.0)	$1.1

The net change in unrealized losses (gains) on unsettled futures contracts was due to changes in commodity prices relative to the unsettled futures contract prices. For more information on our futures contracts, see Note 9 in the Notes to the Consolidated Financial Statements. For more information on special legal contingency charges and asbestos-related litigation, see Note 4 in the Notes to the Consolidated Financial Statements. The environmental liabilities relate to estimated remediation costs for contamination at some of our facilities.

Restructuring Charges

Restructuring charges were approximately $1 million in the first quarter of 2020 and related to activities initiated in 2019 in our Commercial Heating & Cooling and Residential Heating & Cooling segments. For additional information on our restructuring activities, refer to Note 7 in the Notes to the Consolidated Financial Statements. For additional information on restructuring activities planned in future periods of 2020, refer to Note 15 of the Notes to the Consolidated Financial Statements.

Loss on Sale of Business

We recognized a loss of $8.5 million in the first quarter of 2019 related to the sale of our Kysor Warren business. There were no gains or losses related to this divestiture in the first quarter of 2020. Refer to Note 6 in the Notes to the Consolidated Financial Statements for additional information.

Gains and Losses related to Marshalltown Tornado

On July 19, 2018, our manufacturing facility in Marshalltown, Iowa was severely damaged by a tornado. Insurance covered the repair or replacement of our assets that suffered damage or loss and reimbursement for other expenses and costs that have been incurred relating to the damages and losses suffered. These costs and insurance recoveries are shown in Loss (gain) from natural disaster, net of insurance recoveries in the Consolidated Statements of Operations. Our insurance policies also provided business interruption coverage, including lost profits, related to the losses suffered. These insurance recoveries are shown in Insurance proceeds for lost profits in the Consolidated Statements of Operations.

In December 2019, we reached a final settlement with our insurance carriers for a total cumulative insurance recovery of $367.5 million for the losses we incurred and will incur from the tornado. All recoveries related to the final settlement were received in 2018 and 2019.

For the three months ended March 31, 2020, we incurred expenses of $2 million related to damages caused by the tornado, which included site clean up, waste disposal and other restoration costs. See Note 4 in the Notes to the Consolidated Financial Statements for additional information.

Income from Equity Method Investments

We participate in two joint ventures that are engaged in the manufacture and sale of compressors, unit coolers and condensing units. We exert significant influence over these affiliates based upon our ownership, but do not control them due to venture partner participation. Accordingly, these joint ventures have been accounted for under the equity method and their financial position and results of operations are not consolidated. Income from equity method investments of $3 million in the first quarter of 2020 was comparable to the first quarter of 2019.

Interest Expense, net

Interest expense, net of $9 million in the first quarter of 2020 was down $2 million from $11 million in the first quarter of 2019 primarily due to lower borrowing costs.

Income Taxes

Our effective tax rate was 52.8% for the first quarter of 2020 compared to 16.4% for the first quarter of 2019. The rate increased primarily due to lower excess tax benefits and the recording of an $8 million valuation allowance on certain foreign deferred tax assets. We concluded that it was no longer more likely than not that these foreign tax loss carryforwards would be realized due to the adverse impact of the COVID-19 pandemic on our European manufacturing facilities and the resulting downturn in the related business.

We expect our annual effective tax rate to be between 21% and 22%, excluding the impacts of excess tax benefits recorded as a reduction of income taxes under ASU No. 2016-09 and excluding the $8 million valuation allowance.

First Quarter of 2020 Compared to First Quarter of 2019 - Results by Segment

Residential Heating & Cooling

The following table presents our Residential Heating & Cooling segment's net sales and profit for the first quarter of 2020 and 2019 (dollars in millions):

	For the Three Months Ended March 31,
	2020	2019	Difference	% Change
Net sales	$442.1	$465.6	$(23.5)	(5.0)%
Profit	$32.5	$86.7	$(54.2)	(62.5)%
% of net sales	7.4%	18.6%
Net sales decreased 5% in the first quarter of 2020 compared to the first quarter of 2019. Sales volumes declined 5% and mix was 1% lower, partially offset by 1% higher price.

Segment profit in the first quarter of 2020 declined $54 million compared to the first quarter of 2019 due to $40 million of non-recurring insurance proceeds for lost profits in 2019 related to the Marshalltown tornado, $14 million of unfavorable mix, $9 million of higher other product costs, $8 million of factory inefficiencies, and $8 million from lower sales volume. Partially offsetting these declines was $6 million of higher price, $6 million of lower SG&A expense, $6 million of sourcing and engineering-led cost reductions, $5 million of lower commodities, $1 million of lower tariffs on certain Chinese imports, and $1 million of favorable foreign exchange rates.

Commercial Heating & Cooling

The following table presents our Commercial Heating & Cooling segment's net sales and profit for the first quarter of 2020 and 2019 (dollars in millions):

	For the Three Months Ended March 31,
	2020	2019	Difference	% Change
Net sales	$178.4	$173.3	$5.1	2.9%
Profit	$18.7	$15.1	$3.6	23.8%
% of net sales	10.5%	8.7%

Net sales increased 3% in the first quarter of 2020 compared to the first quarter of 2019. Sales mix was favorable 4%, partially offset by 1% lower volumes.

Segment profit in the first quarter of 2020 increased $4 million compared to the first quarter of 2019 due to $2 million of favorable mix, $2 million of sourcing and engineering-led cost reductions, $1 million of lower commodities, and $1 million of lower SG&A expense. Partially offsetting these increases was $1 million of lower sales volume and $1 million of higher warranty costs.
Refrigeration

The following table presents our Refrigeration segment's net sales and profit for the first quarter of 2020 and 2019 (dollars in millions):

	For the Three Months Ended March 31,
	2020	2019	Difference	% Change
Net sales	$103.3	$151.4	$(48.1)	(31.8)%
Profit	$0.7	$8.4	$(7.7)	(91.7)%
% of net sales	0.7%	5.5%

Net sales decreased 32% in the first quarter of 2020 compared to the first quarter of 2019. The loss of sales from our divested Kysor Warren business contributed 23%, sales volume was lower by 9%, and foreign currency exchange rates were unfavorable by 1%, partially offset by higher combined price and mix of 1%.
Segment profit in the first quarter of 2020 decreased $8 million compared to the first quarter of 2019 due to $4 million of lower volumes, $5 million of factory inefficiencies, $3 million of higher other product costs, and $2 million of lower sales of refrigerant allocations in Europe. Partially offsetting these decreases was $2 million of lower commodities, $2 million of lower SG&A, $1 million of sourcing and engineering-led cost reductions, and $1 million of higher profit due to the divestiture of the Kysor Warren business.

Corporate and Other

Corporate and other expenses increased $2 million in the first quarter of 2020 compared to the first quarter of 2019 primarily due to $2 million of higher information technology investments, and $1 million of unfavorable foreign currency exchange rates, partially offset by $1 million of lower discretionary expenditures.

Liquidity and Capital Resources

Our working capital and capital expenditure requirements are generally met through internally generated funds, bank lines of credit and an asset securitization arrangement. Working capital needs are generally greater in the first and second quarters due to the seasonal nature of our business cycle.

Statement of Cash Flows

The following table summarizes our cash flow activity for the three months ended March 31, 2020 and 2019 (in millions):

	For the Three Months Ended March 31,
	2020	2019
Net cash used in operating activities	$(98.8)	$(141.0)
Net cash (used in) provided by investing activities	(25.7)	13.6
Net cash provided by financing activities	133.0	108.9

Net Cash Provided by Operating Activities - The net cash used in operating activities in the three months ended March 31, 2020 and 2019 reflects the seasonal increase in working capital requirements. The decrease in cash used in operating activities in the first quarter of 2020 compared to the same period in 2019 was primarily due to the timing of working capital payments.

Net Cash (Used in) Provided by Investing Activities - Capital expenditures were $25 million in the three months ended March, 2020 compared to $37 million in the same period of 2019. Capital expenditures in 2020 were primarily related to the an expansion of manufacturing capacity and equipment and investments in systems and software to support the overall enterprise.

Net Cash Provided by Financing Activities - Net cash provided by financing activities in the three months ended March 31, 2020 was $133 million compared to $109 million in the same period of 2019. This increase is primarily due to higher net borrowings on our revolving credit facility. We also repurchased $100 million of shares for the three months ended March 31, 2020 and returned $30 million to shareholders through dividend payments. For additional information on share repurchases, refer to Note 5 in the Notes to the Consolidated Financial Statements.

Debt Position

The following table details our lines of credit and financing arrangements as of March 31, 2020 (in millions):

Outstanding Borrowings
Current maturities of long-term debt:
Asset securitization program (2)	$215.0
Finance lease obligations	8.2
Domestic credit facility(1)	30.0
Debt issuance costs	(0.9)
Total current maturities of long-term debt	$252.3
Long-term debt:
Finance lease obligations	26.2
Domestic credit facility (1)	815.5
Senior unsecured notes	350.0
Debt issuance costs	(1.8)
Total long-term debt	1,189.9
Total debt	$1,442.2

(1) The available future borrowings on our domestic credit facility are $312.1 million after being reduced by the outstanding borrowings and $2.4 million in outstanding standby letters of credit. We also had $29.6 million in outstanding standby letters of credit outside of the domestic credit facility as of March 31, 2020.
(2) The maximum securitization amount ranges from $250.0 million to $400.0 million, depending on the period. The maximum capacity of the ASP is the lesser of the maximum securitization amount or 100% of the net pool balance less reserves, as defined under the ASP. Refer to Note 12 in the Notes to the Consolidated Financial Statements for more information.

Financial Leverage

We periodically review our capital structure to ensure the appropriate levels of leverage and liquidity. We may access the capital markets, as necessary, based on business needs and to take advantage of favorable interest rate environments or other market conditions. We also evaluate our debt-to-capital and debt-to-EBITDA ratios to determine, among other considerations, the appropriate targets for capital expenditures and share repurchases under our share repurchase programs. Our debt-to-total-capital ratio increased to 128.3% at March 31, 2020 from 117.0% at December 31, 2019.
As of March 31, 2020, our senior credit ratings were Baa3 with a stable outlook, and BBB with a stable outlook, by Moody's Investors Service, Inc. ("Moody's") and Standard & Poor's Rating Group ("S&P"), respectively. The security ratings are not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating. Our goal is to maintain investment grade ratings from Moody's and S&P to help ensure the capital markets remain available to us.

Liquidity

We believe our cash and cash equivalents of $39 million, future cash generated from operations and available future borrowings are sufficient to fund operations, planned capital expenditures, future contractual obligations, potential share repurchases and dividends and other needs in the foreseeable future. Included in our cash and cash equivalents of $39 million as of March 31, 2020 was $20 million of cash held in foreign locations. Our cash held in foreign locations is used for investing and operating activities in those locations, and we generally do not have the need or intent to repatriate those funds to the United States. An actual repatriation in the future from our non-U.S. subsidiaries could be subject to foreign withholding taxes and U.S. state taxes.
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

Commitments, Contingencies and Guarantees

For information regarding our commitments, contingencies and guarantees, see Note 4 in the Notes to the Consolidated Financial Statements.

Recent Accounting Pronouncements

See Note 1 in the Notes to the Consolidated Financial Statements for disclosure of recent accounting pronouncements and the potential impact on our financial statements and disclosures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
For quantitative and qualitative disclosures about market risk affecting LII, see "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Our exposure to market risk has not changed materially since December 31, 2019.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our current management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, which could materially affect our business, financial condition or results of operations. In the first quarter of 2020, we identified the following additional risk factor:

We Face Risks Related to the Current COVID-19 Pandemic
A novel strain of coronavirus (“COVID-19”) surfaced in late 2019 and has spread around the world, including to the United States. In March 2020, the World Health Organization declared COVID-19 a pandemic. The COVID-19 pandemic has disrupted our business operations and affected our results of operations. The magnitude of the impact of COVID-19 is unpredictable; consequently, the impact it will have on the Company’s future results is uncertain.
In response to the COVID-19 pandemic various national, state, and local governments where we, our suppliers, and our customers operate have issued decrees prohibiting certain businesses from continuing to operate and certain classes of workers from reporting to work. Those decrees have resulted in supply chain disruption and higher absenteeism in our factories. It remains unclear how long these decrees will remain in place, what additional decrees may be instituted, and the impact they may have on our company.
Additionally, certain of our manufacturing facilities have experienced a short-term suspension of operations for COVID-19 employee health concerns. There remains a risk of future employee health concerns and we cannot predict whether any of our manufacturing facilities will experience disruptions or how long such disruptions would last.
The impact of the COVID-19 pandemic continues to evolve, and therefore, we cannot predict the full extent to which our business, results of operations, financial condition or liquidity will ultimately be impacted.
There have been no other material changes to our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In the first quarter of 2020, we purchased shares of our common stock as follows:

	Total Number of Shares Purchased (1)	Average Price Paid per Share (including fees)	Total Number of Shares Purchased As Part of Publicly Announced Plans	Approximate Dollar Value of Shares that may yet be Purchased under our Share Repurchase Plans (in millions) (2)
January 1 through February 1	190	$245.45	—	$546.0
February 1 through February 23	353,346	$242.5	351,763	$446.0
February 23 through March 31	84,507	$233.9	60,682	$446.0
	438,043		412,445

(1) Includes 25,598 shares of common stock we repurchased in January, February and March of 2020 surrendered to LII to satisfy employee tax-withholding obligations in connection with the exercise of long-term incentive awards.
(2) After $100.0 million related to repurchases under the ASR Agreement executed in February 2020. The stock repurchases were executed pursuant to a previously announced repurchase plan. See Note 5 in the Notes to the Consolidated Financial Statements for further details.

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

4.6	Form of 3.000% Notes due 2023 (filed as Exhibit A in Exhibit 4.2 to LII’s Current Report on Form 8-K filed on November 3, 2016, and incorporated herein by reference).
31.1	Certification of the principal executive officer (filed herewith).
31.2	Certification of the principal financial officer (filed herewith)
32.1	Certification of the principal executive officer and the principal financial officer pursuant to 18 U.S.C. Section 1350 (furnished herewith).
101	INS XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101	SCH Inline XBRL Taxonomy Extension Schema Document
101	CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document
101	LAB Inline XBRL Taxonomy Extension Label Linkbase Document
101	PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document
101	DEF Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LENNOX INTERNATIONAL INC.

By: /s/ Joseph W. Reitmeier
Joseph W. Reitmeier
Chief Financial Officer
(on behalf of registrant and as principal financial officer)

Date: April 20, 2020